Form 10-K
period 1993-12-31
CARLISLE COMPANIES INC
filed 1994-03-31
CIK 790051

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-K



[X]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE        SECURITIES
EXCHANGE ACT OF 1934 [FEE REQUIRED]
                    For the fiscal year ended       DECEMBER 31, 1993
                                              ----------------------------
                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                     For the transition period from _________ to _________ Commission file number 1-9278

                   CARLISLE COMPANIES INCORPORATED
- --------------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

            DELAWARE                                    31-1168055
- -------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. employer
incorporation or organization                       identification no.)

  250 SOUTH CLINTON STREET, SUITE 201, SYRACUSE, NEW YORK   13202-1258
- --------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip code)

Registrant's telephone number, including area code       (315) 474-2500
                                                         -----------------
Securities registered pursuant to Section 12(b) of the Act:

Title of each class         Name of each exchange on which registered
- -------------------         -----------------------------------------
COMMON STOCK, $1 PAR VALUE                     NEW YORK STOCK EXCHANGE
- --------------------------                     -----------------------
PREFERRED STOCK PURCHASE RIGHTS                NEW YORK STOCK EXCHANGE
- -------------------------------                -----------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No
                                                   -----   -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting common stock held
by non-affiliates at February 23, 1994                       $454,621,413

Shares of common stock outstanding at February 23, 1994        15,267,965

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders on April 20, 1994 are incorporated by reference in Part III.



                                   1 of 41

                              PART I

ITEM 1.  BUSINESS.

Carlisle Companies Incorporated was incorporated in 1986 in Delaware as a holding company for Carlisle Corporation, whose operations began in 1917, and its wholly-owned subsidiaries. Unless the context of this report otherwise requires, the words "Company" and "registrant" refer to Carlisle Companies Incorporated and its wholly-owned subsidiaries and any divisions or subsidiaries they may have. The Company's diversified manufacturing operations are conducted through its subsidiaries.

The Company manufactures and distributes a wide variety of products for industry, primarily of rubber, plastics and metal content. Its products include both components used by other companies in the manufacture of capital and consumer goods and those for the aftermarket. The Company is the leading producer, or among the leading producers, of many of its lines.

Sales of the Company's products are reported by distribution to the following three industry segments: Construction Materials, Transportation Products and General Industry. The principal products produced and services rendered in each of the industry segments include:

Construction Materials--elastomeric membranes, metal roofing components, adhesives and related products for roofing systems and water barrier applications and outdoor recreation tiles;

Transportation Products--custom manufactured rubber and plastic products for the automotive market, brake linings and pads for heavy duty trucks, trailers and off-road vehicles, specialty friction products, brakes and actuation systems for construction equipment and insulated wire products;

General Industry--molded plastic foodservice products, small pneumatic tires, stamped and roll-formed wheels, custom molded plastic components, system integration products and insulated wire products.

The amount of total revenue contributed by the products or services in each industry segment for each of the last three fiscal years is as follows (in millions):


                            1993           1992           1991
                            ----           ----           ----

Construction Materials   $  247.6       $  198.7       $  197.6
Transportation Products     177.0          172.9          169.2
General Industry            186.7          156.5          134.0
                         --------       --------       --------
Total                    $  611.3       $  528.1       $  500.8

In each industry segment, the Company's products are generally distributed either by Company-employed field sales personnel or manufacturers' representatives. In a few instances distribution is through dealers and independent distributors. Inasmuch as some of the Company's customers are other manufacturers of relatively significant size, marketing methods in certain operations are designed to accommodate the requirements of a small group of high-volume producer-customers.

In each industry segment, satisfactory supplies of raw materials and adequate sources of energy essential for operation of the Company's businesses have generally been available to date. Uncertain economic conditions, however, could cause shortages of some basic materials, particularly those which are petroleum derivatives (plastic resins, synthetic rubber, etc.) and used in the construction materials, and transportation products and general industry segments. The Company believes, though, that energy sources are secure and sufficient quantities of raw materials can be obtained through normal sources to avoid interruption of production in 1994.

Patents, trademarks and licenses held by the Company generally are not considered significant to the successful conduct of most of the segments' businesses.

In each industry segment, the Company is engaged in businesses, and its products serve markets, which generally are highly competitive. Product lines serving most markets tend to be price competitive; all lines compete not only on pricing, but also on service and product performance. No industry segment is dependent upon a single customer, or a few customers, the loss of any one or more of which would have a material adverse effect on the segment.

Order Backlog, which is believed to be firm, was $86.4 million at December 31, 1993 and $91.5 million at December 31, 1992. Stronger backlog positions at the end of 1993 were evident in the Company's automotive rubber and plastics markets and for operations within the Construction Materials segment. Strong backlog levels continued to be recorded at the Company's specialty tires and wheels and aircraft wire and cable operations at the end of 1993 though below levels of a year ago as manufacturing capacity and productivity have increased.

Company sponsored research and development expenses increased to $11.2 million in 1993 from $10.7 million in 1992 and $10.4 million in 1991. Increased research and development activities within the Company's automotive rubber and plastics operations, along with expenses incurred by new operations combined for the higher expense levels in 1993. All other major operations maintained a similar level of research and development projects and costs in 1993 and 1992.

The average number of persons employed by the Company during 1993 was 4,440.

The businesses of the Construction Materials and Transportation Products industry segments are not seasonal in nature. Within the General Industry segment, distribution of lawn and garden products generally reach peak sales volume during the first two quarters of the year.

In 1993, the Company acquired most of the assets of ECI Building Components, Inc., a metal roofing and panel manufacturer, and now operates a business with the assets under the name Carlisle Engineered Metals Incorporated. The Company also acquired the assets of Goodyear Tire & Rubber Company's Roofing Systems Division, and now operates a non-residential roofing systems business under the name Versico Incorporated. During 1993, the Company entered the market for services to the international perishable cargo transportation industry by establishing a partnership with Marubeni Corporation, a large Japanese trading firm, to provide specialty equipment leasing services to shippers of perishable cargo. Carlisle Container Manufacturing Corporation, formed in 1993, will manufacture insulated containers for transportation of perishable cargo.

In each industry segment, the Company's compliance with Federal, State and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment is not anticipated to have a material effect upon the capital expenditures, earnings or the competitive position of the Company or its divisions and subsidiaries.

Information on the Company's revenues, operating profit or loss and identifiable assets by industry segments for the last three fiscal years, the nature and effect of the restatement of such information as a result of changes made in the way the Company's products or services are grouped into industry segments and the principal products in each segment is as follows:



(In thousands)                          1993      1992      1991
                                      -------   -------   -------
Sales to Unaffiliated Customers(1)
     Construction Materials           247,573   198,737   197,627
     Transportation Products          177,005   172,849   169,158
     General Industry                 186,692   156,466   133,986

Operating Profit or Loss
     Construction Materials            25,496    23,715    23,014
     Transportation Products           11,622    11,603     8,015
     General Industry                  18,904    12,685     8,087
     Restructuring Charge(2)              -         -     (18,700)
     Interest, net                     (1,152)     (528)   (1,495)
     Corporate(3)                      (7,958)   (7,755)   (8,360)

Identifiable Assets
     Construction Materials           139,990    99,034   102,532
     Transportation Products          109,523    97,196   103,381
     General Industry                  90,534    78,116    87,164
     Corporate(4)                      80,316   108,904    31,643

- -------------
1.   Intersegment sales or transfers are not material.

2. In 1991, the Company accounted for certain of its operations as discontinued operations and also recorded a restructuring charge for continuing operations. The restructuring charge allocable to operating expenses would reduce Transportation

                                      4



     and General Industry segment earnings in 1991 before income tax by $1.8 million and $12.8 million, respectively.
3.   Includes general corporate and idle property expenses.
4. Consists primarily of cash, leasing company assets and excess facilities.


ITEM 2.  PROPERTIES

The following table sets forth certain information with respect to the principal properties and plants of the Company as of December 31, 1993:



_________________________________________________________________________________________________________________________________
                              O - OFFICE                                                              APPROXIMATE
PRINCIPAL PRODUCT             M - MANUFACTURING                            OWNED                      FLOOR SPACE
OR ACTIVITY                   W - WAREHOUSING        LOCATION              OR LEASED                  (SQ. FT.)         ACREAGE
_________________________________________________________________________________________________________________________________

Corporate headquarters        O                     Syracuse, NY           Leased to 2005(1)            15,500              -
_________________________________________________________________________________________________________________________________
High-performance              O,M,W                 Burnsville, MN         Owned                        27,400              5
peripheral controllers
and interfaces, cassettes,
tape drives and hierarchical
storage management
_________________________________________________________________________________________________________________________________
Elastomeric membranes,        O,M,W                 Carlisle, PA           Owned                       388,000             77
metal roofing components      O,M,W                 Greenville, IL         Owned                       165,400             35
and related roofing           O,M                   Stafford, TX           Owned                       108,500              8
products                      O,M                   Jemison, AL            Owned                        40,900              8
                              O,M                   Lodi, CA               Leased to 1995               41,800              -
                              O,M                   Tualatin, OR           Leased to 1995               57,700              -
                              O,M                   Stafford, TX           Leased to 1995               56,840              -
                              O,M,W                 Wylie, TX              Owned                        44,000              6
                              O,W                   Brussels, Belgium      Leased to 1996(1)            11,000              -
                              O                     Akron, OH              Leased to 1996(1)             9,600              -
                                                                                                       -------            ---
                                                                                                       764,400            134
_________________________________________________________________________________________________________________________________
Computer hardware systems
integration and data          O,M,W                 Englewood, CO          Leased to 1996               25,000              -
communications equipment
_________________________________________________________________________________________________________________________________
Small pneumatic tires         O,M,W                 Carlisle, PA           Owned                       483,800             29
and tubes; stamped and        O,M,W                 Aiken, SC              Owned                       220,500             23
roll-formed wheels                                                                                     -------             --
                                                                                                       704,300             52
_________________________________________________________________________________________________________________________________
Molded plastics products      O,M,W                 Oklahoma City, OK      Owned                       147,000              8
for commercial food           O,M,W                 Lake City, PA          Owned                       103,000             30
service                       O,M,W                 Fredonia, WI           Owned                       192,500             12
                              O                     Northbrook, IL         Leased to 1997(1)             7,300              -
                                                                                                       -------             --
                                                                                                       449,800             50
_________________________________________________________________________________________________________________________________
Custom-manufactured           O,M,W                 Middlefield, OH        Owned                       200,600             28
rubber and plastics           O,M,W                 Crestline, OH          Owned                       173,000             40
products                      O,M,W                 Canton, OH             Owned                        87,800             17
                              O,M,W                 Trenton, SC            Owned                        67,700             10
                              O                     Chardon, OH            Leased to 1998(1)             7,500              -
                                                                                                       -------             --
                                                                                                       536,600             95
_________________________________________________________________________________________________________________________________

Brake lining for trucks       O,M,W                 Ridgway, PA            Owned                       117,350             15
and trailers; brakes and      O,M,W                 Fredericksburg, VA     Owned                        90,000             30
actuation systems;            O,M,W                 Logansport, IN         Owned                       107,000             50
friction products             O,M,W                 Bloomington, IN        Owned                       250,000             21
                              O,M,W                 Zevenaar, Holland      Owned                        26,000              1
                              O,M,W                 Sorocaba, Brazil       Owned                        31,100             11
                                                                                                       -------            ---
                                                                                                       621,450            128
_________________________________________________________________________________________________________________________________
High- and medium-             O,M,W                 St. Augustine, FL      Owned                       166,750             17
temperature insulated
wire and cable
_________________________________________________________________________________________________________________________________
Products for passive          O,M,W                 Graham, TX             Leased to 1994(1)            20,600              -
components in
electronics




_________________________________________________________________________________________________________________________________
                              O - OFFICE                                                              APPROXIMATE
PRINCIPAL PRODUCT             M - MANUFACTURING                            OWNED                      FLOOR SPACE
OR ACTIVITY                   W - WAREHOUSING        LOCATION              OR LEASED                  (SQ. FT.)         ACREAGE
_________________________________________________________________________________________________________________________________

Refrigerated marine           O,M                   Green Cove Springs,    Leased to 2003(1)            83,000              -
containers                                          FL
_________________________________________________________________________________________________________________________________

                                                                                                     3,574,140          481
(1)  Lease provides for renewal


Total plant space of 3,574,140 sq. ft. is used for


                                  Owned      Leased        Total
                                  -----      ------        -----
Office                          311,200      79,800       391,000
Manufacturing                 1,993,400     225,540     2,218,940
Warehousing                     933,700      30,500       964,200
                              ---------      ------     ---------
                              3,238,300     335,840     3,574,140
                              =========     =======     =========

As of December 31, 1993, the Company owned three additional facilities. One is related to a wire and cable business sold in early 1988, one is a wire and cable operation relocated in 1989, and the other is related to a commercial foodservice business relocated in 1992. These facilities, totaling approximately 500,000 sq. ft., are being held for sale. An additional 523,000 sq. ft. is leased by the Company, under various agreements, principally for warehousing and distribution. All of the manufacturing and most of the office and warehousing space is of masonry and steel construction and most are equipped with automatic sprinkler systems. Approximately one-third of the owned office, manufacturing and warehousing space has been constructed within the last twenty years; the remaining buildings are from twenty to seventy years old and have been maintained in good condition.

ITEM 3.  LEGAL PROCEEDINGS

As of December 31, 1993, other than ordinary routine litigation incidental to the business, which is being handled in the ordinary course of business, neither the Company nor any of its subsidiaries is a party to, nor are any of their properties subject to any material pending legal proceedings, nor are any such proceedings known to be contemplated by governmental authorities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
SHAREHOLDER MATTERS.

The Company's common stock is traded on the New York Stock Exchange. As of December 31, 1993, there were 2,186 shareholders of record.

Quarterly cash dividends paid and the high and low prices of the Company's stock on the New York Stock Exchange in 1993 and 1992 were as follows:


                         First     Second    Third    Fourth
                         -----     ------    -----    ------
   1993
   ----
   Dividends per share   $  .17    $  .17    $  .18   $  .18

   Stock Price(1)
     High                $27.75    $29.88    $34.25   $34.50
     Low                 $23.13    $26.38    $28.13   $28.50

   1992
   ----
   Dividends per share   $  .16    $  .16    $  .17   $ .17
   Stock Price
     High                $20.75    $22.88    $22.50   $23.75
     Low                 $18.50    $17.63    $19.38   $20.25

(1)  Reflects two-for-one stock split on June 1, 1993.







ITEM 6.  SELECTED FINANCIAL DATA.

(In thousands except
 per share data)               1993      1992      1991(1)    1990       1989
                              ------    ------    ------     -----       -----

1990          1989

Summary Of Operations
- ---------------------
Net Sales                    $611,270   528,052   500,771   498,473      436,384
Net earnings from
 continuing operations       $ 28,378    24,228     6,554    24,408(3)    23,897
  Per share                  $   1.83      1.58      0.43      1.54(3)      1.48
Net earnings (loss) from
 discontinued operations     $   -          471   (14,989)   (2,650)       3,096(4)
  Per share(2)               $   -         0.03     (0.98)    (0.17)        0.19(4)
Net earnings (loss)          $ 28,378    24,699    (8,435)   21,758       26,993
  Per share(2)               $   1.83      1.61     (0.55)     1.37         1.67

Financial Position
- ------------------
Total assets                 $420,363   383,250   324,720   300,858      266,507
Long-term debt               $ 59,548    69,098    48,623    44,501       17,417

Other Data
- ----------
Dividends paid               $ 10,705    10,076     9,597     9,675        9,511
  Per share(2)               $   0.70      0.66      0.63      0.61         0.59




(1) In 1991, the operational restructuring of the Company resulted in certain of its business units being accounted for as discontinued operations. The information presented above reflects the activities and balances of continuing operations, unless otherwise noted.

(2) All share and per share amounts have been restated to reflect a two-for-one stock split on June 1, 1993.

(3) In 1992, SFAS No. 109 "Accounting for Income Taxes" was adopted retroactively in 1990. As a result, an additional charge of $1.0 million, ($0.06) a share, was recorded against net earnings from continuing operations in 1990, and shareholders' equity and total assets were restated in 1991 and 1990.

(4) Includes a gain of $5.9 million, $0.37 a share, on the sale of Graham Japan Limited, a joint venture.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

The Company's sales increased 16% and net earnings from continuing operations improved 17% in 1993 compared to 1992. Sales in 1993 were $611.3 million versus sales in 1992 of $528.1 million. Net earnings from continuing operations improved to $28.4 million, $1.83 a share, from $24.2 million, $1.58 a share in 1992. In 1992, discontinued operations contributed an additional $0.5 million, $0.03 a share, to net earnings resulting in total earnings of $24.7 million, $1.61 a share.

In the second quarter of 1993, prompted by strong growth in the price of the Company's shares, the Company executed a two-for-one stock split. All share information has been adjusted in this report to reflect the split.

The Company completed two acquisitions in 1993 to expand and strengthen its operations within its construction materials segment.
Acquired in January 1993 were the assets of ECI Building Components, Inc. (now operating as Carlisle Engineered Metals Incorporated), an architectural metal roofing and panel manufacturer. In March 1993, the Company purchased the Roofing Systems division of Goodyear Tire & Rubber Company (now operating as Versico Incorporated), broadening its coverage of the non-residential EPDM roofing market.

Sales in 1993 increased over 1992's levels as the result of record performances by operations within the Company's General Industry segment and the performance of the acquisitions made within the Construction Materials segment. A summary of sales by operating segment is presented below.

                                           1993      1992      1991
                                          _____     _____     _____
         Construction Materials           $247.6    $198.7    $197.6
         Transportation Products          $177.0    $172.9    $169.2
         General Industry                 $186.7    $156.5    $134.0
                                          ______    ______    ______
         Total                            $611.3    $528.1    $500.8


Construction Materials segment sales in 1993 of $247.6 million increased by $48.9 million when compared to 1992, as the acquisitions made in early 1993 recorded revenues of $43.3 million. Non-residential roofing demand was effectively flat in 1993 versus 1992's depressed levels, while pricing levels declined slightly. Continued market share improvements, including increased international shipments, contributed to 1993's record segment sales levels. The segment's sales comparisons were also impacted in 1993 by the decision to discontinue the sales of plenum cable. The elimination of this product line caused a $4.4 million reduction in 1993's sales compared to the prior year.

Transportation Products segment sales improved 2% to $177.0 million in 1993 compared to 1992. Aircraft wire product sales in 1993 improved $4.2 million over 1992's levels as the Company's Tufflite wire products gained market acceptance during the year. Demand for the Company's braking system products declined while heavy-duty friction products sold to the original equipment tractor/trailer market were up over 25% in a strong market in 1993. Heavy duty friction aftermarket revenues improved 2% compared to 1992. Custom rubber and plastic sales to automobile equipment manufacturers finished strongly in the latter part of 1993 as automobile and truck production surpassed 1992 levels. This stronger market brought sales volume increases which were partially offset by lower prices throughout 1993 to net a 3% sales increase over 1992.

General Industry segment sales were up 19% in 1993 over 1992 as the two primary operations in the segment achieved record high results. In 1993, the Company's specialty tires and wheels operations recorded a 22% sales increase over 1992, after achieving a similar improvement in 1992 over 1991.
Increased sales from specialty tires and wheels operations were the result of higher volumes from market share gains, an extended lawn and garden season in 1993, expanded product offerings and successful penetration into new markets. The Company's foodservice plastics operations also achieved record sales levels in 1993 as revenues increased 11% over 1992. Market share gains, particularly in the Company's contract plastic molding operations, combined with expanded foodservice product offerings to achieve the successful 1993 results. Other operations within the general industry segment, including high speed data wire and cable and system integration products also improved their market positions in 1993 to produce higher sales.

Net earnings from continuing operations improved 17% in 1993 over 1992 on the strength of performances of operations within the Construction Materials and General Industry segments. Net earnings from continuing operations in 1993 were $28.4 million, $1.83 a share, compared to $24.2 million, $1.58 a share, in 1992. This compares to net earnings from continuing operations of $6.6 million, $0.43 a share, in 1991 after taking an $11.6 million after-tax charge, $0.76 a share, for operational restructuring. In 1991, the Company recorded losses associated with the operations and discontinuance of its operations engaged in the production, sale and maintenance of computer tape products and systems hardware. These operations were sold in 1992.

A summary of after-tax results for the last three years is presented below.

                                              1993      1992    1991
                                              ----      ----    ----
           Continuing Operations
           ---------------------
           Net earnings before
           restructuring charge              $28.4     $24.2   $ 18.2
           Per share                         $1.83     $1.58   $ 1.19

           Restructuring charge               --        --     $(11.6)
           Per share                          --        --     $(0.76)

           Net earnings                      $28.4     $24.2   $  6.6
           Per share                         $1.83     $1.58   $ 0.43

           Discontinued Operations
           -----------------------
           Loss from operations               --        --     $ (2.4)
           Per share                          --        --     $(0.15)
           Gain (loss) on discontinuance      --      $  0.5   $(12.6)
           Per share                          --      $ 0.03   $(0.83)


           Net earnings (loss)                --      $  0.5   $(15.0)
           Per share                          --      $ 0.03   $(0.98)

           Total net earnings (loss)         $28.4    $ 24.7   $ (8.4)
           Per share                         $1.83    $ 1.61   $(0.55)


Earnings by continuing operating segment, before income tax, interest, restructuring charge and corporate expense, are summarized below.

                                              1993      1992      1991
                                              ----      ----      ----
           Construction Materials            $25.5     $23.7     $23.0

           Transportation Products           $11.6     $11.6     $ 8.0

           General Industry                  $18.9     $12.7     $ 8.1
                                              ----      ----      ----
           Total                             $56.0     $48.0     $39.1


Earnings from the Construction Materials segment improved 8% in 1993 versus 1992. Contributing to the earnings improvement was a favorable product mix and lower operating expenses within non-residential roofing systems operations. Partially offsetting these gains were initial year operating expenses absorbed in 1993 associated with the acquisition and establishment of Carlisle Engineered Metals Incorporated. The Company's initial year entry into the metal roofing market brought lower overall margins to this segment in 1993.

Transportation Products segment earnings in 1993 were flat compared to 1992. Earnings improved significantly from aircraft wire operations on higher sales and improved operational margins. Heavy duty friction operations earnings were impacted by an unfavorable product mix, as a higher percentage of sales in 1993 originated from its lower margin original equipment business compared to a year ago. Lower sales of braking system products in 1993, particularly in international markets, also negatively impacted segment earnings compared to 1992. Earnings from sales of custom rubber and plastics products to the automotive industry declined as the result of a full year impact of price concessions in 1993, which partially impacted 1992. Lower overall administrative expenses helped offset some of the effect of reduced prices in this segment in 1993.

Operations within the General Industry segment recorded earnings in 1993 at a level 49% higher than 1992. Earnings in this segment improved 57% in 1992 over 1991. The increased 1993 sales of specialty tires and wheels operations produced a gain in earnings of 25%. Competitive pricing actions pushed margins downward but lower expenses continued to have a favorable effect upon earnings. Foodservice plastics operations improved earnings by 20% in 1993 versus 1992, again primarily driven by higher revenues. Margin percentages were slightly lower in 1993 as the result of the product mix of foodservice plastics products sold. Administrative expenses in relation to foodservice plastics sales were at lower levels in 1993 contributing to the improved earnings performance over 1992. High speed data wire and cable and system integration operations also improved their profitability in 1993 on the strength of major cost reduction efforts and higher sales levels.

Gross margins as a percent of sales were 25.9% in 1993, compared to 26.3% in 1992 and 26.0% in 1991. The reduction in gross margins as a percent of sales in 1993 was caused by unfavorable product mixes and the inability to pass through material cost increases in some markets. The economic conditions in the first half of 1993 produced competitive pricing pressures, particularly within the Transportation Products segment. A higher mix of sales in 1993 to lower margin original equipment manufacturers in proportion to sales into the aftermarket resulted in lower comparative margin ratios within the heavy-duty friction operation. Improved overhead absorption from increased sales and effective cost reduction and expense control programs in each operating segment in 1993 combined to help offset the lower margin levels.

Selling and administrative expenses continued to decline as a percent of sales to 16.1% in 1993, from 16.4% in 1992 and 17.2% in 1991. In the Construction Materials segment, excluding 1993 acquisitions, expense levels were reduced by approximately $1.0 million in 1993 compared to 1992. Higher expenses were required, however, in the first year of operations of the segment's 1993 acquisitions, resulting in an unfavorable effect upon the Company's overall expense ratios.

Transportation Products segment operations reduced selling and administrative expenses by over $2.2 million in 1993 versus 1992. Higher sales levels and expense containment programs in place at operations within the general industry segment contributed to improved expense ratios for the segment.

Research and development expenses increased to $11.2 million in 1993 from $10.7 million in 1992 and $10.4 million in 1991. Increased research and development activities within the Company's automotive rubber and plastics operations, along with expenses incurred by new Company operations combined for the higher expense levels in 1993. All other major operations maintained a similar level of research and development projects and costs in 1993 and 1992.

Interest expense was $4.3 million in 1993 compared to $5.2 million in 1992 and $4.4 million in 1991. Two actions taken in 1993 resulted in lowering interest expense for the Company. The Company paid down $12.0 million of its 8% senior notes in March 1993 and refinanced its $8.5 million revenue bond issue to an adjustable rate bond in June 1993. The bond refinancing resulted in the average interest rate paid on the bonds after the refinancing to be 2.6% versus its previous 10.25% fixed rate.

Income taxes were computed for financial statement purposes at a rate of 39.5% in 1993 compared to 39% in 1992 and 38% in 1991. The higher rate in 1993 is primarily the result of the increase in the corporate federal tax rate legislated in 1993. An analysis of the provision for income taxes for each of the years is included in the Notes to Consolidated Financial Statements.

Order backlog was $86.4 million at December 31, 1993 and $91.5 million at December 31, 1992. Stronger backlog positions at the end of 1993 were evident in the Company's automotive rubber and plastics markets and for operations within the Construction Materials segment. Strong backlog levels continued to be recorded at the Company's specialty tires and wheels and aircraft wire and cable operations at the end of 1993 though below levels of a year ago as manufacturing capacity and productivity have increased.

Accounts receivable were $91.2 million at December 31, 1993 compared to $71.8 million at December 31, 1992. The acquisitions made in 1993 account for $6.1 million of the increase. Strong fourth quarter sales performances from the construction materials segment and from automotive rubber and plastics operations resulted in an increased 1993 year-end receivable balance compared to a year ago.

Inventories valued primarily by the last-in, first-out (LIFO) method were $65.0 million at December 31, 1993 compared to $50.0 million at December 31, 1992. The acquisitions made in 1993 account for $12.9 million of the inventory increase. Higher inventory levels at year end 1993, after historically low levels at the end of 1992 at the Company's specialty tires and wheels and aircraft wire and cable operations were partially offset by reductions from aggressive inventory management within foodservice plastics and friction operations.

Working capital was $144.5 million at December 31, 1993 and $162.1 million at December 31, 1992. In 1993, the Company paid down $12.0 million of long-term debt and increased levels of internal investment through capital spending. These factors along with the effects of the 1993 acquisitions are the primary factors for the change in working capital.

Capital expenditures totaled $28.5 million in 1993 and $19.9 million in 1992. Major projects in 1993 included the acquisition of machinery to expand and improve the Company's automotive rubber and plastics operations, add capacity to the specialty tire and wheels operations and provide advanced processing technology into construction material operations. In 1992, the major components of activity included adding capacity in the Company's foodservice plastics operations and purchasing assets to expand non-automotive plastic molding capabilities.

Cash flows provided by operating activities were $32.8 million in 1993 compared to $49.8 million in 1992. The lower amount provided in 1993 results from higher levels of working capital employed by operations at year end 1993 versus 1992 and higher tax payments required during the course of 1993. Investing activities absorbed $49.4 million of cash flow in 1993 through capital spending, operational investments and company acquisitions. In 1992, net cash was provided from investing activities of $18.3 million as capital spending was exceeded by cash received from the sale of excess facilities and discontinued operations. Financing activities in 1993 were driven by the pay-down of senior long-term debt and higher dividend payments resulting in reductions in cash of $22.2 million. Financing activities in 1992 provided cash of $8.0 million as net proceeds from long-term debt exceeded dividend payments.

The Company's primary liquidity and capital sources are its operations, bank lines of credit and long-term borrowings. The Company continues to have substantial borrowing capacity and financial flexibility.

The Company recognizes the importance of its responsibilities toward matters of environmental concern. Programs are in place to monitor and test facilities and surrounding environments, as well as to recycle materials where practical. The Company has not incurred any material charges relating to environmental matters in 1993 or in prior years, and none are anticipated in the foreseeable future.

The 1994 outlook for the Company is good. Effective cost control has been an important factor in the earnings improvement of the Company. Continuation of this cost control with improving conditions in our markets should result in better performance as the year evolves.

Non-residential roofing markets will continue to be dominated by repair and replacement demand in a slowly improving market. The effects of the 1993 acquisitions of a metal roofing business and a membrane roofing business, included for a full year in 1994, will have a favorable impact upon earnings. The Company's strong competitive position places us favorably to take advantage of opportunities presented by a strengthening market.

The optimistic outlook for automobile and truck production will translate into stronger performance in our Transportation Products segment. The results of our custom-molded rubber and plastic products should improve at least as much as the overall market. We will continue the diversification of our customer base. The strength in original equipment markets for friction products is expected to continue. Improved financial performance, however, depends upon a rebound in the aftermarket. A strengthening economy is the primary stimulus to overall freight movement. Strong domestic growth and new products will result in a rebound in performance for the Company's friction business. The 1993 momentum in the high performance aircraft wire and cable business is expected to continue. Excellent acceptance by the major manufacturers in the industry will continue to allow us to overcome the weakness in the overall aviation market.

The Company's leading position in specialty tires and wheels is expected to generate further gains in this well performing business. Growing participation in golf car and trailer tires combined with good results from the lawn and garden sector provide for an optimistic outlook. Similarly, the record performance of our foodservice plastics business is expected to continue in 1994. Added product lines, improved internal efficiency and attractive markets should produce another outstanding year.

Overall, the outlook for the Company in 1994 and beyond is bright. The order backlog is good, financial resources are in place, domestic markets are improving and our international presence is growing. The Company expects to make further strategic investments that will blend with the positive momentum of our existing businesses to provide consistent and progressive long-term performance improvement that translates to value for our customers and our shareholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                                          CONSOLIDATED STATEMENT OF EARNINGS
                                                FOR YEARS ENDED DECEMBER 31

(In thousands except per share data)
                                          1993           1992           1991
                                         ------         ------         ------
Net sales                               $611,270       $528,052       $500,771
                                         -------        -------        -------
Cost and expenses:
     Cost of goods sold                  452,792        389,191        370,747
     Selling and administrative
      expenses                            98,449         86,876         86,259
     Research and development
      expenses                            11,165         10,724         10,423
     Restructuring charge                   -               -           18,700
                                         -------        -------        -------
                                         562,406        486,791        486,129
                                         -------        -------        -------
Other income (deductions):
     Investment income                     3,158          4,646          2,881
     Interest expense                     (4,310)        (5,174)        (4,376)
     Other, net                             (800)        (1,013)        (2,586)
                                         -------        -------        -------
                                          (1,952)        (1,541)        (4,081)
                                         -------        -------        -------
Earnings from continuing
 operations before income taxes           46,912         39,720         10,561
Income taxes                              18,534         15,492          4,007
                                         -------        -------        -------
Earnings from continuing operations       28,378         24,228          6,554
                                         -------        -------        -------
Discontinued operations, net of tax:
 Loss from operations                       -              -            (2,387)
 Earnings (loss) on
  discontinuance                            -               471        (12,602)
                                         -------        -------        -------
Earnings (loss) from discontinued
 operations                                 -               471        (14,989)
                                         -------        -------        --------
Net earnings (loss)                     $ 28,378       $ 24,699       $ (8,435)
                                         =======        =======        =======
Average shares and equivalents            15,478         15,337         15,268

Net earnings (loss) per share:
 Continuing operations                  $   1.83       $   1.58       $   0.43
 Discontinued operations                    -              0.03          (0.98)
                                         -------        -------        -------
                                        $   1.83       $   1.61       $  (0.55)


                              CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(In thousands except per share data)

                                                  Additional                                Cost of
                                 Common             Paid-in            Retained            Shares in
                                 Stock              Capital            Earnings             Treasury
                                 ------           ----------           --------            ---------
Balance at
 December 31, 1990             $  9,833           $    763            $252,938              $(57,043)
  Net loss                          -                  -                (8,435)                  -
  Cash dividends - $0.63
   a share                          -                  -                (9,597)                  -
  Exercise of stock
   options & other                  -                  276                 -                   1,192
  Purchase of 44,456
   treasury shares                  -                  -                   -                    (809)
                               ------------------ ------------------- -------------------- -----------
Balance at
 December 31, 1991                9,833              1,039             234,906               (56,660)
  Net earnings                      -                  -                24,699                   -
  Cash dividends - $0.66
   a share                          -                  -               (10,076)                  -
  Exercise of stock
   options & other                  -                  397                 -                   1,084
  Purchase of 46,566
   treasury shares                  -                  -                   -                  (1,020)
                               ------------------ ------------------- -------------------- -----------
Balance at
 December 31, 1992                9,833              1,436             249,529               (56,596)
  Net earnings                      -                  -                28,378                   -
  Cash dividends - $0.70
   a share                          -                  -               (10,705)                  -
  Exercise of stock
   options & other                  -                  282                 -                     351
  Two-for-one stock split         9,832             (1,586)             (8,246)                  -
  Purchase of 64,734
   treasury shares                  -                  -                   -                  (1,985)
                               ------------------ ------------------- -------------------- -----------
Balance at
 December 31, 1993              $19,665            $   132            $258,956              $(58,230)


          See accompanying Notes to Consolidated Financial Statements.

                                                     CONSOLIDATED BALANCE SHEET
                                                           AT DECEMBER 31

(In thousands except per                                             1993                     1992
 share data)                                                        ------                   ------

ASSETS
Current assets
  Cash and cash equivalents                                        $ 51,802                $ 90,605
  Receivables, less allowances of $3,906 in
  1993 and $4,785 in 1992                                            91,158                  71,822
  Inventories                                                        64,976                  49,973
  Deferred income taxes                                              16,456                  16,870
  Prepaid expenses and other                                         12,287                   7,956
                                                                    -------                 -------
        Total current assets                                        236,679                 237,226
                                                                    -------                 -------
Property, plant and equipment,
 net                                                                142,229                 122,051
                                                                    -------                 -------
Other assets
  Patents and other intangibles                                      15,831                   9,403
  Investments and advances to affiliates                             14,780                   8,695
  Receivables and other assets                                        7,889                   5,053
  Deferred income taxes                                               2,955                     822
  Net non-current assets of discontinued                                 -                      278
   operations
                                                                    -------                 -------
        Total other assets                                           41,455                  24,251
                                                                    -------                 -------
                                                                   $420,363                $383,528
                                                                    =======                 =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                                                 $ 28,681                $ 19,252
  Accrued expenses                                                   63,524                  55,886
                                                                    -------                 -------
        Total current liabilities                                    92,205                  75,138
                                                                    -------                 -------
Long-term liabilities
  Long-term debt                                                     59,548                  69,098
  Product warranties                                                 46,803                  32,266
  Deferred compensation and other liabilities                         1,284                   2,824

                                                                    -------                 -------
        Total long-term liabilities                                 107,635                 104,188
                                                                    -------                 -------
Shareholders' equity
  Preferred stock, $1 par value. Authorized
   and unissued 5,000,000 shares
  Common stock, $1 par value. Authorized
    25,000,000 shares; issued 19,665,312
    shares                                                           19,665                   9,833
  Additional paid-in capital                                            132                   1,436
  Retained earnings                                                 258,956                 249,529
  Cost of shares in treasury - 4,412,188
   shares in 1993 and 4,374,582 shares
   in 1992                                                          (58,230)                (56,596)
                                                                    -------                 -------
        Total shareholders' equity                                  220,523                 204,202
                                                                    -------                 -------
                                                                   $420,363                $383,528
                                                                    =======                 =======

See accompanying Notes to Consolidated Financial Statements.

                                                CONSOLIDATED STATEMENT OF CASH FLOWS
                                                     FOR YEARS ENDED DECEMBER 31

(In thousands)
                                               1993          1992        1991
                                              ------        ------      ------
Operating Activities
  Net earnings (loss)                        $ 28,378      $ 24,699     $ (8,435)
  Reconciliation of net earnings (loss)
   to cash flows:
   Depreciation                                18,125        17,159       17,532
   Amortization                                 2,563         1,647        1,895
   Restructuring charge                          --            --         18,700
   Estimated loss on discontinuance of
    operations                                   --            --         20,325
   Loss (gain) on sales of property
    and equipment                                  25          (992)        --
   Changes in assets and liabilities
    excluding effects of acquisitions:
     Current and long-term receivables        (15,107)        1,234        4,481
     Inventories                               (5,792)        2,341        3,255
     Accounts payable and accrued expenses     14,284        (3,517)      (5,943)
     Prepaid, deferred and current income
      taxes                                    (4,293)        6,943      (16,004)
     Long-term liabilities                     (1,621)          673        3,894
     Other                                     (4,048)          549        1,174
     Net assets of discontinued operations        278          (906)      10,403
                                              -------       -------      -------
      Net cash provided by operating
        activities                             32,792        49,830       51,277
                                              -------       -------      -------

Investing Activities
  Capital expenditures                        (28,490)      (19,924)     (19,711)
  Acquisitions, net of cash                   (15,701)         (997)     (23,311)
  Sales of property and equipment                 921         4,309           84
  Other                                        (6,085)          198         --
  Net activities of discontinued operations      --          34,723       (1,059)
                                               -------       -------      -------
      Net cash provided by (used in)
     investing activities                     (49,355)       18,309      (43,997)
                                              -------       -------      -------

Financing Activities
  Proceeds from long-term debt                  2,500        23,000        6,500
  Reductions of long-term debt                (12,050)       (3,850)      (3,464)
  Short-term borrowings                          --            --         (3,121)
  Dividends                                   (10,705)      (10,076)      (9,597)
  Purchases of treasury shares                 (1,985)       (1,020)        (809)
                                              -------       -------      -------
    Net cash provided by (used in)
     financing activities                     (22,240)        8,054      (10,491)
                                              -------       -------      -------

Change in cash and cash equivalents           (38,803)       76,193       (3,211)
Cash and cash equivalents
  Beginning of year                            90,605        14,412       17,623
                                              -------       -------      -------
  End of year                                $ 51,802      $ 90,605     $ 14,412
                                              =======       =======      =======

     See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF ACCOUNTING POLICIES

The consolidated financial statements include the accounts of the Company and its subsidiaries. Investments in less than majority owned affiliates, none of which are significant, are accounted for on the equity method. All material intercompany transactions and accounts have been eliminated.

Cash and cash equivalents include all cash balances and highly liquid investments with original maturities of three months or less.

Inventories are valued at lower of cost or market. Cost for inventories is determined for a majority of the Company's inventories by the last-in, first-out (LIFO) method with the remainder determined by the first-in, first-out
(FIFO) method.

Property, plant and equipment are stated at cost. Costs assigned to property, plant and equipment of acquired companies are based on estimated fair value at the date of acquisition. Depreciation is principally computed on the straight line basis over the estimated useful lives of the assets. Asset lives are 20 to 40 years for buildings, 5 to 15 years for machinery and equipment and 3 to 10 years for leasehold improvements.

Patents and other intangibles, obtained through acquisitions, are recorded at cost (net of accumulated amortization of $5.4 million and $4.9 million at December 31, 1993 and 1992, respectively) and amortized over their remaining lives averaging six to eight years. Also included is the excess of acquisition cost over the value of assets acquired, $2.3 million and $2.4 million at December 31, 1993 and 1992, respectively, and is being amortized over various periods not exceeding 30 years. Amortization expense is recorded on the straight-line method.

The Company maintains product warranties reserves to provide for future claims. Extended periods of coverage are available on certain products for a fee.

Deferred tax assets and liabilities are recognized for the future tax consequences of the differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. These balances are measured using enacted tax rates expected to apply to taxable income in the years in which such temporary differences are expected to be recovered or settled. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

Net earnings per share of common stock are based on the weighted average number of common shares and common equivalent shares outstanding during the period, assuming the exercise of stock options.

Certain reclassifications have been made to prior years' information to conform to 1993 presentation.

INVENTORIES

The components of inventories are:


   (In Thousands)                                 1993            1992
                                                 ------          ------
   FIFO cost (approximates current costs):
   Finished goods                               $43,714          $39,126

   Work in process                                8,761            6,546

   Raw materials                                 27,212           20,335
                                                -------          -------
                                                $79,687          $66,007

   Excess of FIFO cost over LIFO value          (14,711)         (16,034)
                                                -------          -------
                                                $64,976          $49,973


PROPERTY, PLANT & EQUIPMENT

The components of property, plant and equipment are:


     (In Thousands)                               1993            1992
                                                 ------          ------
   Land                                        $  5,109         $  3,897

   Buildings & leasehold  improvements           87,268           84,332

   Machinery & equipment                        216,289          187,444

   Projects in progress                          10,128            7,323
                                               --------         --------
                                                318,794          282,996
   Accumulated depreciation                    (176,565)        (160,945)
                                               --------         --------
                                               $142,229         $122,051


BORROWINGS

Long-term debt, all unsecured, includes:



   (In Thousands)                                  1993             1992
                                                  ------           ------
   8% senior notes due 1998-2002                 $48,000          $60,000

   Variable rate revenue bonds due 2008            8,500            8,500


   Variable rate revenue bonds due 2003            2,500              --

   Other                                             598              648
                                                  ------           ------
                                                 $59,598          $69,148
   Less: current maturities                           50               50
                                                  ------           ------
                                                 $59,548          $69,098

In 1993, the Company paid down $12.0 million of its 8% notes and refinanced its previous 10.25% fixed rate revenue bonds to variable rate bonds. Additional variable rate industrial revenue bonds of $2.5 million were also secured in 1993. The interest rate on the revenue bonds at December 31, 1993 was 3.2%.

The debt facilities contain various restrictive covenants and limitations, all of which were complied with in 1993 and 1992.

Cash payments for interest were $4.9 million in 1993, $3.7 million in 1992, and $4.1 million in 1991.

The Company had $10.1 million and $10.7 million of outstanding letters of credit issued against credit lines at December 31, 1993 and 1992, respectively.

The aggregate amount of long-term debt maturing in each of the five years subsequent to December 31, 1993 is approximately $0.1 million a year through 1997 and $9.7 in 1998.

ACQUISITIONS

Acquisitions completed by the Company in the last three years include: 1993-ECI Building Components Incorporated, a metal roofing and panel manufacturer and Goodyear Tire & Rubber Company's Roofing Systems Division, a distributor and seller of non-residential roofing systems; 1991-SiLite Incorporated, a manufacturer of plasticware products for the foodservice industry. These acquisitions were completed for cash and assumption of debt and certain other liabilities of approximately $52.6 million and have been accounted for as purchases.


Results of operations, which have been included in the consolidated financial statements since their respective acquisition dates, did not have a material effect on consolidated operating results of the Company in the years of acquisition.

OPERATIONAL RESTRUCTURING

In the third quarter of 1991, the Company recorded a restructuring charge of $18.7 million for costs associated with the relocation and consolidation of operations and the elimination of product lines. The charge included provisions for personnel severance, relocation and training costs, equipment relocation and related facility costs, the write-down of assets and other costs associated with the repositioning and removal of product lines. The restructuring charge is separately identified in the Consolidated Statement of Earnings for 1991.

DISCONTINUED OPERATIONS

In September 1991, the Company announced its decision to sell its businesses engaged in the production, sale and maintenance of computer tape products and systems integration hardware. A provision was recorded in 1991 for anticipated disposal costs and the write-down of related assets to estimated realizable value totalling $20.3 million, $12.6 million after-tax.

In 1992, the Company sold its quarter-inch tape business, as well as its half-inch tape business, to substantially eliminate the operations which are classified as discontinued operations. The Company recognized earnings in 1992 from discontinued operations of $0.9 million, $0.5 million after-tax, as it adjusted its estimates due to better than anticipated performance.

In 1991, net sales from discontinued operations were $88.1 million through September 30, and $117.5 million for the year. Losses from discontinued operations before tax were $3.9 million in 1991.

SHAREHOLDERS' EQUITY

On April 20, 1993 the Company's Board of Directors authorized a two-for-one stock split which was issued on June 1, 1993, to shareholders of record on May 11, 1993. The split resulted in the issuance of 9,832,656 new shares of common stock and the reissuance of 2,175,479 shares of common stock held in treasury.

All references in the financial statements to average number of shares outstanding and related prices, per share amounts, and stock option plan data have been restated to reflect the split.

The Company has a Stockholders' Rights Plan which is designed to protect stockholder investment values. A dividend distribution of one Preferred Stock Purchase Right for each outstanding share of the Company's common stock was declared, payable to stockholders of record on March 3, 1989. The rights will become exercisable under certain circumstances, including the acquisition of 25% of the Company's common stock, or 40% of the voting power, in which case all rights holders except the acquiror may purchase the Company's common stock at a 50% discount. If the Company is acquired in a merger or other business combination, and the rights have not been redeemed, rights holders may purchase the acquiror's shares at a 50% discount.

Common stockholders of record May 30, 1986 are entitled to five votes per share. Common stock acquired subsequent to that date entitles the holder to one vote per share until held four years, after which time the holder will be entitled to five votes.

EMPLOYEE STOCK OPTIONS & INCENTIVE PLAN

The Company maintains an Executive Incentive Program for executives and certain other employees of the Company and its operating divisions and subsidiaries. The Program contains a plan, for those who are eligible, to receive cash bonuses and/or shares of restricted stock. The Program also has a stock option plan available to certain employees who are not eligible to receive cash or restricted stock awards.

The Program makes available up to 627,099 shares of the Company's common stock for issuance as restricted stock and up to 736,392 shares for stock option grants. In 1993, 23,116 shares of restricted stock were issued and 4,951 shares were surrendered under the terms of the Program.

The activity under the stock option plan, as restated, is as follows:


                                              Number         Option
                                            of shares        Prices
                                            ---------        ------
       Outstanding at
         December 31, 1990                   240,910      $13.88-18.00
       Options granted                       179,544       16.13-17.50
       Options exercised                     (55,916)      15.06-18.00
       Options surrendered                   (16,164)      16.38-18.00
                                             -------
       Outstanding at
         December 31, 1991                   348,374      $13.88-18.00
       Options granted                       118,300          19.57
       Options exercised                     (72,998)      15.00-19.57
       Options surrendered                    (7,162)      13.88-19.57
                                             -------
       Outstanding at
         December 31, 1992                   386,514      $13.88-19.57
       Options granted                       293,775       24.63-30.75
       Options exercised                      (7,030)      13.88-19.56
       Options surrendered                   (12,900)      19.56-24.63
                                             -------
       Outstanding at
         December 31, 1993                   660,359      $16.13-30.75
                                             =======
       Exercisable at
         December 31, 1993                   362,403      $16.13-30.75
                                             =======
       Available for grant at
       December 31,  1993                     25,798
                                             =======

RETIREMENT PLANS

The Company maintains defined benefit retirement plans for the majority of its employees. Benefits are based primarily on years of service and earnings of the employee. Plan assets consist primarily of publicly-listed common stocks and corporate bonds.

Pension expense includes:


         (In Thousands)                   1993      1992      1991
                                         ------    ------    ------
         Service cost                    $2,396    $2,435    $2,776
         Interest cost on projected
           benefit obligation             5,053     4,892     4,325

         Actual return on plan
          assets                         (8,617)   (4,488)  (14,317)
         Net amortization and
          deferral                        2,944    (1,000)    9,029
                                          -----     -----     -----
         Total pension expense           $1,776    $1,839    $1,813


The funded status of the plans at December 31 was:


        (In Thousands)                          1993           1992
                                                ----           ----
        Actuarial present value of
        accumulated benefit obligation:
          Vested                              $56,680        $49,250

          Non-vested                            1,025            844
                                               ------         ------
                                              $57,705        $50,094
                                               ======         ======

        Plan assets at fair value             $71,811        $66,772

        Projected benefit obligation          (68,548)       (61,897)
                                               ------         ------

        Plan assets in excess of
        projected benefit obligation            3,263          4,875

        Unamortized transition asset           (5,695)        (7,034)

        Unrecognized prior service costs        4,413          5,146

        Unrecognized net gains                 (6,830)        (6,145)
                                               ------         ------
        Accrued pension expense               $(4,849)       $(3,158)
                                               ======         ======

The projected benefit obligation was determined using an assumed discount rate of 7.75% in 1993 and 8.50% in 1992. The assumed rate of compensation increase was 4.5% in 1993 and 5.5% in 1992. The expected rate of return on plan assets was 8.75% in 1993, 1992 and 1991.

In 1992, the sale of discontinued operations and the corresponding reduction in retirement plan participants resulted in a plan curtailment. The effects of the curtailment were to decrease the unamortized balance of unrecognized prior service costs and to decrease the projected benefit obligation of the retirement plan which resulted in a net gain of $1.2 million. This gain is included in the computation of the net loss on the disposal of discontinued operations as reported in the Consolidated Statement of Earnings.

In the first quarter of 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 106, "Employers Accounting for Post-Retirement Benefits Other Than Pensions". The Company has a limited number of post-retirement benefit programs and participants. Accordingly, the Company has elected to record the previously unrecognized obligations arising from the adoption of SFAS No. 106 prospectively as a component of future years expense, amortized over a 20 year period. The annual SFAS No. 106 expense for the Company, inclusive of the components of service costs, interest costs and the amortization of the unrecognized transition obligation, is approximately $0.6 million, $0.4 million after tax. The resulting annual expense in 1993 is not materially different than the Company's post-retirement benefits expense in 1992 and 1991 and is not material to its Consolidated Statement of Earnings.

INCOME TAXES

The provision for income taxes was as follows:


                                         1993        1992       1991
                                         ----        ----       ----
       (In Thousands)
       Continuing operations           $18,534     $15,492    $  4,007
       Discontinued operations             -           390      (9,187)
                                        ------      ------      ------
       Total provision                 $18,534     $15,882    $ (5,180)
                                        ======      ======      ======
       Currently payable
         Federal                       $15,981     $ 6,330    $  3,492
         State, local and other          4,272       3,003       1,546
                                        ------      ------      ------
                                       $20,253     $ 9,333    $  5,038
                                        ------      ------      ------
       Deferred (benefit)
         Federal                       $(1,588)    $ 5,661    $ (9,136)
         State, local and other           (131)        888      (1,082)
                                        ------      ------      ------
                                       $(1,719)    $ 6,549    $(10,218)
                                        ------      ------      ------
       Total provision                 $18,534     $15,882    $ (5,180)
                                        ======      ======      ======

Deferred tax assets (liabilities) are comprised of the following at December 31:


       (In Thousands)                    1993       1992       1991
                                        ------     ------     ------
       Product warranty                $17,927    $14,216    $12,952
       Inventory reserves                1,636      1,142        949
       Doubtful receivables              2,000      1,894      1,789
       Employee benefits                 3,739      2,610        938
       Asset write-downs and
       relocation expense                2,477      7,707     14,431
       Other, net                        8,369      4,524      4,821
                                        ------     ------     ------

       Deferred assets                $ 36,148   $ 32,093    $35,880
                                       -------    -------     ------
       Depreciation                   $(13,901)  $(12,923)  $(12,301)
       Other, net                       (2,836)    (1,478)    (1,694)
                                       -------    -------    -------
       Deferred liabilities           $(16,737)  $(14,401)  $(13,995)
                                       -------    -------    -------

       Net deferred tax assets        $ 19,411   $ 17,692   $ 21,885
                                       =======    =======    =======

A reconciliation of taxes computed at the statutory rate with the tax provision is as follows:


          (In Thousands)                     1993       1992       1991
                                            ------     ------     ------
          Federal income taxes
            at statutory rate              $16,419    $13,798   $(4,629)
          State income taxes, net of
          federal income tax benefit         2,051      1,944        27

          Other, net                            64        140      (578)
                                            ------     ------    ------
                                           $18,534    $15,882   $(5,180)

          Effective income tax rate          39.5%        39%       38%


The Company adopted SFAS No. 109 "Accounting for Income Taxes", in 1992 and applied its provisions retroactively to 1990.

Cash payments for income taxes were $23.6 million, $9.6 million, and $12.3 million in 1993, 1992 and 1991, respectively.

SEGMENT INFORMATION

     The Company's continuing operations are classified into the following business segments:

CONSTRUCTION MATERIALS--elastomeric membranes, metal roofing components, adhesives and related products for roofing systems and water barrier applications and outdoor recreation tiles.

TRANSPORTATION PRODUCTS--custom manufactured rubber and plastic products for the automotive market, brake linings and pads for heavy-duty trucks, trailers and off-road vehicles, specialty friction products, brakes and actuation systems for construction equipment and insulated wire products.

GENERAL INDUSTRY--molded plastic foodservice products, small pneumatic tires, stamped and roll-formed wheels, custom molded plastic components, system integration products and insulated wire products.

CORPORATE--includes general corporate and idle property expenses. Corporate assets consist primarily of cash, leasing company assets and excess facilities.

Financial information for continuing operations by reportable business segment is included in the following summary:




(In Thousands)
                                             Earnings
                                              Before                       Deprec.
                                              Income                          &          Capital
                                 Sales        Taxes(1)        Assets        Amort.      Spending
                                 -----       ---------        ------       -------      --------
1993

- ----
Construction Materials          $247,573     $ 25,496       $139,990      $  5,762      $  3,474
Transportation Products          177,005       11,622        109,523         7,220        10,887
General Industry                 186,692       18,904         90,534         6,864         9,074
Interest, net                      --          (1,152)          --              --         --
Corporate                          --          (7,958)        80,316           842         5,055
                                 -------      -------        -------       -------       -------
                                $611,270     $ 46,912       $420,363      $ 20,688      $ 28,490
                                 =======      =======        =======       =======       =======
1992
- ----
Construction Materials          $198,737     $ 23,715       $ 99,034      $  5,098      $  2,451
Transportation Products          172,849       11,603         97,196         7,026         7,830
General Industry                 156,466       12,685         78,116         6,187         8,330
Interest, net                      --            (528)          --            --           --
Corporate                          --          (7,755)       108,904           495         1,313
                                 -------      -------        -------       -------       -------
                                $528,052     $ 39,720       $383,250      $ 18,806      $ 19,924
                                 =======      =======        =======       =======       =======


                                             Earnings
                                              Before                       Deprec.
                                              Income                          &          Capital
                                 Sales        Taxes(1)        Assets        Amort.      Spending
                                 -----       ---------        ------       -------      --------
1991(1)
- ----
Construction Materials          $197,627     $ 23,014       $102,532      $  5,289      $  3,791
Transportation Products          169,158        8,015        103,381         7,745         6,193
General Industry                 133,986        8,087         87,164         5,778         8,227
Restructuring charge               --         (18,700)         --             --           --
Interest, net                      --          (1,495)         --              --          --
Corporate                          --          (8,360)        31,643           615         1,500
                                 -------      -------        -------       -------       -------
                                $500,771     $ 10,561       $324,720      $ 19,427      $ 19,711
                                 =======      =======        =======       =======       =======


(1) In 1991, the Company accounted for certain of its operations as discontinued operations and also recorded a restructuring charge for continuing operations. The restructuring charge allocable to operating expenses would reduce Transportation Products and General Industry segment earnings in 1991 before income tax by $1.8 million and $12.8 million respectively.



QUARTERLY FINANCIAL DATA
(In thousands except per share
 data) (unaudited)                First       Second          Third        Fourth        Year
                                  -----       ------          -----        ------        ----
1993

Net sales                       $ 138,420     160,785        160,615       151,450      $611,270
Gross margin                    $  35,174      41,953         41,623        39,728      $158,478
Operating expenses              $  24,855      29,049         28,054        27,656      $109,614
Earnings from continuing
 operations                     $   5,901       7,483          8,061         6,933      $ 28,378
Net earnings                    $   5,901       7,483          8,061         6,933      $ 28,378
Net earnings per share:         $    0.38        0.48           0.52          0.45      $   1.83

1992

Net sales                       $ 132,561     142,157        134,027       119,307      $528,052
Gross margin                    $  34,941      35,788         35,586        32,546      $138,861
Operating expenses              $  25,892      24,743         24,400        22,565      $ 97,600
Earnings from continuing
 operations                     $   5,351       6,504          6,605         5,768      $ 24,228
Net earnings                    $   5,598       6,651          6,682         5,768      $ 24,699
Net earnings per share:
  Continuing operations         $    0.35        0.42           0.43          0.38      $   1.58
  Net earnings                  $    0.37        0.43           0.43          0.38      $   1.61


All per share amounts have been restated to reflect the two-for-one stock split on June 1, 1993.

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
Carlisle Companies Incorporated:

We have audited the accompanying consolidated balance sheet of Carlisle Companies Incorporated and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the years in the three-year period ending December 31, 1993. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carlisle Companies Incorporated and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1993, in conformity with generally accepted accounting principles.



KPMG Peat Marwick


/s/ KPMG Peat Marwick

Syracuse, New York
February 2, 1994



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth certain information relating to each executive officer of the Company as of December 31, 1993, as furnished to the Company by the executive officers. Except as otherwise indicated each executive officer has had the same principal occupation or employment during the past five years.








Name                   Age                   Positions With Company                        Period of Service
- ----                   ---                   ----------------------                        -----------------
E. Douglas Kenna(a)     69                   Chairman of the Board                               April, 1975
                                             of the Company                                 to January, 1994

Stephen P. Munn         51                   President and Chief                             September, 1988
                                             Executive Officer of the                                to date
                                             Company, since September,
                                             1988, and Chairman of the
                                             Board of the Company,
                                             since January, 1994.

Dennis J. Hall          52                   Executive Vice President,                          August, 1989
                                             Treasurer and Chief                                     to date
                                             Financial Officer of the
                                             Company.  President, 1988-
                                             1989, Carrier Transicold, a
                                             division of United Tech-
                                             nologies Corporation.

John W. Altmeyer        35                   Vice President, Corporate                          August, 1989
                                             Development of the                                      to date
                                             Company.  Previously held
                                             various financial positions
                                             with Carrier Corporation, a
                                             division of United Technolo-
                                             gies Corporation, since
                                             1981.

John S. Barsanti        42                   Vice President, Planning                            April, 1991
                                             and Administration of the                               to date
                                             Company.  Chief Financial
                                             Officer, 1989-1991, Legrand
                                             SA, North American operations.

James B. Pineau         36                   Vice President, Controller                            May, 1989
                                             and Assistant Treasurer                                 to date
                                             of the Company.  Previously
                                             held various financial
                                             management positions with
                                             Continental Information
                                             Systems, Inc., since 1987.

                                                            31


Scott C. Selbach        38                   Vice President, Secretary                            July, 1989
                                             and General Counsel of                                  to date
                                             the Company.  Associate,
                                             1984-1989, Bond, Schoeneck
                                             & King, Syracuse, New York.

(a) Mr. Kenna retired as Chairman of the Board of the Company on January 1,
1994.

The officers have been elected to serve at the pleasure of the Board of Directors of the Company. There are no family relationships between any of the above officers, and there is no arrangement or understanding between any officer and any other person pursuant to which he was selected an officer.

Information required by Item 10 with respect to directors of the Company is incorporated by reference to the Company's definitive proxy statement filed with the Securities and Exchange Commission on March 9, 1994.

ITEM 11.  EXECUTIVE COMPENSATION.

Information required by Item 11 is incorporated by reference to the Company's definitive proxy statement filed with the Securities and Exchange Commission on March 9, 1994.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

Information required by Item 12 is incorporated by reference to the Company's definitive proxy statement filed with the Securities and Exchange Commission on March 9, 1994.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Not Applicable

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

Financial statements required by Item 8 are as follows:

          Consolidated Statement of Earnings, years ended December 31, 1993, 1992 and 1991
          Consolidated Statement of Shareholders' Equity, years ended December 31, 1993, 1992 and 1991
          Consolidated Balance Sheet, December 31, 1993 and 1992
          Consolidated Statement of Cash Flows, years ended December 31, 1993, 1992 and 1991
          Notes to Consolidated Financial Statements

Financial statement supplementary notes applicable to the filing of this report are as follows:

                                                       Page

     1.   Other current liabilities                     37
     2.   Maintenance and repair costs                  37
     3.   Discontinued operations                       37

Financial statement schedules applicable to the filing of this report are as follows:

                                                       Page

           V - Property, Plant and Equipment            38
          VI - Accumulated Depreciation of
               Property, Plant and Equipment            38

All other schedules are omitted because the required information is inapplicable or the information is presented in the financial statements or related notes.


Exhibits applicable to the filing of this report are as follows:

   (3)    By-laws of the Company *
   (3.1)  Restated Certificate of Incorporation as amended April 22, 1991***
   (4)    Shareholders' Rights Agreement, February 8, 1989.*
   (10.1) 1988 Executive Long-Term Incentive Program.*
   (10.2) Representative copy of Executive Severance Agreement, dated
          December 19, 1990, between the Company and certain individuals, including the five most highly compensated executive officers of the Company.**
   (10.3) Summary Plan Description of Carlisle Companies Incorporated
          Director Retirement Program, effective November 6, 1991.***
   (21)   Subsidiaries of the Registrant.
   (23)   Consent of Independent Auditors.

     * Filed as an Exhibit to the Company's annual report on Form 10-K for the year ended December 31, 1988 and incorporated herein by reference.

    ** Filed as an Exhibit to the Company's annual report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.

   *** Filed as an Exhibit to the Company's annual report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference.

No reports on Form 8-K were filed during the last quarter of the period covered by this report.

The Company will furnish to the Commission upon request its long-term debt instruments not listed in this Item.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARLISLE COMPANIES INCORPORATED



/s/  Dennis J. Hall

By: Dennis J. Hall, Executive Vice President and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



/s/  Stephen P. Munn               /s/  Magalen O. Bryant

Stephen P. Munn, Chairman,         Magalen O. Bryant, Director
President and Chief Executive
Officer and a Director
(Principal Executive Officer)
                                   /s/  Donald G. Calder

/s/   Dennis J. Hall               Donald G. Calder, Director

Dennis J. Hall, Executive Vice
President, Treasurer and Chief
Financial Officer                  /s/  Paul J. Choquette, Jr.
(Principal Financial Officer)
                                   Paul J. Choquette, Jr., Director

/s/  James B. Pineau

James B. Pineau, Vice President    /s/  Henry J. Forrest
and Controller
(Principal Accounting Officer)     Henry J. Forrest, Director



                                   /s/  David G. Thomas

                                   David G. Thomas, Director

March 28, 1994

                         INDEPENDENT AUDITORS' REPORT



The Board of Directors
Carlisle Companies Incorporated


Under date of February 2, 1994, we reported on the consolidated balance sheet of Carlisle Companies Incorporated and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1993, as contained in this annual report on Form 10-K for the year ended December 31, 1993. These consolidated financial statements and our report thereon are incorporated by reference to this Form 10-K for the year ended December 31, 1993. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related supplementary notes and financial statement schedules as listed in Item 14 of this Form 10-K. These supplementary notes and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these supplementary notes and financial statement schedules based on our audits.

In our opinion, such supplementary notes and financial statement schedules, when considered in relation to the basic consolidated financial statements taken as whole, present fairly, in all material respects, the information set forth therein.





                                   KPMG Peat Marwick


Syracuse, New York                 /s/ KPMG Peat Marwick
February 2, 1994

               CARLISLE COMPANIES INCORPORATED AND SUBSIDIARIES
         SUPPLEMENTARY NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


                              DECEMBER 31, 1993



Note 1.  Other Current Liabilities -    Other current liabilities at December
         -------------------------      31 consist of the following:


                                                       (000's)
                                                1993           1992
                                                ----           ----
Employee compensation and benefits            $14,676        12,361
Product warranties                             21,404        16,469
Insurance                                       5,867         6,001
Other accrued expenses                         21,577        21,055
                                               ------        ------
                                               63,524        55,886
                                               ======        ======



Note 2.  Maintenance and Repair Costs
         ----------------------------
Maintenance and repair costs of $11.2 million, $11.1 million and $8.7 million in 1993, 1992, and 1991 respectively, have been charged to earnings as cost of goods sold or selling and administrative expenses.


Note 3.  Discontinued Operations
         -----------------------
Net sales from discontinued operations were $58.4 million and $117.5 million in 1992 and 1991 respectively.


                            CARLISLE COMPANIES INCORPORATED AND SUBSIDIARIES
                                             SCHEDULE V
                                    PROPERTY, PLANT AND EQUIPMENT
                                       (AMOUNTS IN THOUSANDS)

                                Balance at                                               Balance
                                beginning    Additions   Retirements     Other          at end
                                 of year     (at cost)     & sales      changes(1)      of year
- ---------------------------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 1993
Buildings                      $   82,769    $ 1,580     $  (180)     $    1,683       $ 85,852
Machinery and equipment           187,444     23,789      (3,783)          8,839        216,289
Leasehold improvements              1,563        158        (102)           (203)         1,416
Projects in progress                7,323      2,963           0            (158)        10,128
                                -------------------------------------------------------------------
                                  279,099     28,490      (4,065)         10,161        313,685
Land                                3,897          0         (55)          1,267          5,109
                                -------------------------------------------------------------------
                               $  282,996    $28,490     $(4,120)      $  11,428       $318,794
                                -------------------------------------------------------------------
                                -------------------------------------------------------------------


YEAR ENDED DECEMBER 31, 1992
Buildings                      $   85,171    $ 4,160     $(5,155)     $   (1,407)      $ 82,769
Machinery and equipment           184,514     13,241      (7,466)         (2,845)       187,444
Leasehold improvements              1,058         57         (25)            473          1,563
Projects in progress                4,874      2,466           0             (17)         7,323
                               -------------------------------------------------------------------
                                  275,617     19,924     (12,646)         (3,796)       279,099
Land                                4,736          0        (397)           (442)         3,897
                               -------------------------------------------------------------------
                               $  280,353    $19,924    $(13,043)     $   (4,238)      $282,996
                               -------------------------------------------------------------------
                               -------------------------------------------------------------------


YEAR ENDED DECEMBER 31, 1991
Buildings                      $   78,739    $ 3,187     $   (23)     $    3,268       $ 85,171
Machinery and equipment           160,170     13,491      (8,071)         18,924        184,514
Leasehold improvements              1,459        738        (747)           (392)         1,058
Projects in progress                5,462      2,295        (302)         (2,581)         4,874
                               -------------------------------------------------------------------
                                  245,830     19,711      (9,143)         19,219        275,617
Land                                4,692          0        (228)            272          4,736
                               -------------------------------------------------------------------
                                $ 250,522    $19,711     $(9,371)     $   19,491       $280,353
                               -------------------------------------------------------------------
                               -------------------------------------------------------------------



  (1) Includes amounts related to companies acquired in 1993, 1992 and 1991 of $9,727, $266 and $14,227, respectively.



                              CARLISLE COMPANIES INCORPORATED AND SUBSIDIARIES
                                                 SCHEDULE VI
                       ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
                                          (AMOUNTS IN THOUSANDS)


                               Balance at                                               Balance
                                beginning    Additions   Retirements     Other           at end
                                 of year     (at cost)     & sales      changes(1)      of year
- --------------------------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 1993
Buildings                       $  38,894    $ 2,567      $  (145)     $        4      $ 41,320
Machinery and equipment           121,290     15,467       (2,917)            668       134,508
Leasehold improvements                761         91         (111)             (4)          737
                                -------------------------------------------------------------------
                                $ 160,945    $18,125      $(3,173)     $      668      $176,565
                                -------------------------------------------------------------------
                                -------------------------------------------------------------------


YEAR ENDED DECEMBER 31, 1992
Buildings                       $  39,299    $ 2,662     $ (2,558)     $     (509)     $ 38,894
Machinery and equipment           115,063     14,391       (6,595)         (1,569)      121,290
Leasehold improvements                999        107          (25)           (320)          761
                                -------------------------------------------------------------------
                                 $155,361    $17,160     $ (9,178)     $   (2,398)     $160,945
                                -------------------------------------------------------------------
                                -------------------------------------------------------------------


YEAR ENDED DECEMBER 31, 1991
Buildings                        $ 36,328    $ 3,738     $   (42)     $     (725)      $ 39,299
Machinery and equipment           104,007     13,686      (1,683)           (947)       115,063
Leasehold improvements                789        108           0             102            999
                                -------------------------------------------------------------------
                                 $141,124    $17,532     $(1,725)     $   (1,570)      $155,361
                                -------------------------------------------------------------------
                                -------------------------------------------------------------------


Amounts on Schedules V and VI have been restated to reflect operational restructuring and discontinued operations.


Schedules V and VI should be read in conjunction with the Notes to Consolidated Financial Statements.

                     CARLISLE COMPANIES INCORPORATED
                      COMMISSION FILE NUMBER 1-9278
                               FORM 10-K
                 FOR FISCAL YEAR ENDED DECEMBER 31, 1993

                             EXHIBIT LIST

                                                                 Page
                                                                 ----

(21)      Subsidiaries of the Registrant                          40

(23)      Consent of Independent Auditors                         41