Form 10-Q
period 1994-03-31
CARLISLE COMPANIES INC
filed 1994-05-11
CIK 790051

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.    20549


                                    FORM 10-Q
(Mark One)
                     QUARTERLY REPORT PURSUANT TO SECTION 13
  [X]            OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        MARCH 31, 1994
                              --------------------------------------------------

                                       OR

                    TRANSITION REPORT PURSUANT TO SECTION 13
  [  ]           OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                              -----------------------  -------------------------

Commission file number                   1-9278
                      ----------------------------------------------------------

                     CARLISLE COMPANIES INCORPORATED
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        DELAWARE                                        31-1168055
- - --------------------------------------------------------------------------------
     (State or other jurisdiction of              (I.R.S. employer
       incorporation or organization)               identification no.)


   250 SOUTH CLINTON STREET, SUITE 201, SYRACUSE, NEW YORK        13202
- - --------------------------------------------------------------------------------
 (Address of principal executive offices)                        (Zip code)



                              315-474-2500
- - --------------------------------------------------------------------------------
           (Registrant's telephone number, including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No
   ---    --



Shares of common stock outstanding at May 1, 1994           15,269,029
                                                   -----------------------------

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

                CARLISLE COMPANIES INCORPORATED AND SUBSIDIARIES
                  Condensed Statements of Consolidated Earnings
                   Three Months ended March 31, 1994 and 1993
                 (Dollars in thousands except per share amounts)





                                                                1994           1993
                                                               ------         ------
Net Sales                                                    $ 154,700      $ 138,420

Cost and expenses:
  Cost of goods sold                                           115,233        103,246
  Selling and administrative expenses                           24,943         22,290
  Research and development expenses                              2,940          2,565
                                                               -------        -------
                                                               143,116        128,101
                                                               -------        -------

Operating profit                                                11,584         10,319

Other income (deductions):
  Investment income                                                738            953
  Interest expense                                              (1,043)        (1,300)
  Other, net                                                      (108)          (218)
                                                               -------        -------
                                                                  (413)          (565)
                                                               -------        -------
Earnings before income taxes                                    11,171          9,754

Income taxes                                                     4,413          3,853
                                                               -------        -------
Net earnings                                                  $  6,758       $  5,901
                                                               -------        -------
                                                               -------        -------
Average common shares outstanding                               15,505         15,411
                                                               -------        -------
Net earnings per share                                        $    .44       $    .38
                                                               -------        -------
                                                               -------        -------
Dividends declared and paid per share                         $    .18       $    .17
                                                               -------        -------
                                                               -------        -------


See accompanying notes to interim financial statements.

                CARLISLE COMPANIES INCORPORATED AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                      March 31, 1994 and December 31, 1993
                   (Dollars in thousands except share amounts)








                                                               MARCH 31,    DECEMBER 31,
                                                                 1994           1993
                                                                ------         ------
ASSETS


CURRENT ASSETS
  Cash and cash equivalents                                   $ 36,854       $ 51,802
  Receivables, less allowances of
   $4,002 in 1994 and $3,906 in 1993                           108,205         91,158
  Inventories                                                   73,518         64,976
  Deferred Income Taxes                                         16,616         16,456
  Prepaid expenses and other                                    11,369         12,287
                                                               -------        -------
      TOTAL CURRENT ASSETS                                     246,562        236,679
                                                               -------        -------
PROPERTY, PLANT AND EQUIPMENT                                  323,623        318,794
  Less accumulated depreciation                                179,837        176,565
                                                               -------        -------
      NET PROPERTY,PLANT AND EQUIPMENT                         143,786        142,229
                                                               -------        -------
OTHER ASSETS
  Patents and other intangibles                                 15,327         15,831
  Investments and advances to affiliates                        14,018         17,780
  Receivables and other assets                                   7,721          7,889
  Deferred income taxes                                          3,550          2,955
                                                               -------        -------
      TOTAL OTHER ASSETS                                        40,616         41,455
                                                               -------        -------
                                                              $430,964       $420,363
                                                               -------        -------
                                                               -------        -------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                            $ 35,898       $ 28,681
  Accrued expenses                                              62,034         63,524
                                                               -------        -------
      TOTAL CURRENT LIABILITIES                                 97,932         92,205
                                                               -------        -------

LONG-TERM LIABILITIES
  Long-term debt                                                59,498         59,548
  Product warranties                                            47,344         46,803
  Deferred compensation and other liabilities                    1,339          1,284
                                                               -------        -------
      TOTAL LONG-TERM LIABILITIES                              108,181        107,635
                                                               -------        -------

STOCKHOLDERS' EQUITY:
  Common stock, $1 par value. Authorized
   25,000,000 shares; issued 19,665,312 shares                  19,665         19,665
  Additional paid-in capital                                       440            132
  Retained earnings                                            262,966        258,956
  Cost of shares in treasury (1994 - 4,399,981
   shares; 1993 - 4,412,188 shares)                            (58,220)       (58,230)
                                                               -------        -------
      TOTAL STOCKHOLDERS' EQUITY                               224,851        220,523
                                                               -------        -------
                                                              $430,964       $420,363
                                                               -------        -------
                                                               -------        -------



See accompanying notes to interim financial statements.

                CARLISLE COMPANIES INCORPORATED AND SUBSIDIARIES
                 Condensed Statements of Consolidated Cash Flows
                   Three Months ended March 31, 1994 and 1993
                             (Dollars in thousands)




                                                                 1994           1993
                                                                ------         ------
OPERATING ACTIVITIES
  Net earnings                                                 $ 6,758        $ 5,901
  Reconciliation of net earnings to cash flows:
    Depreciation                                                 4,456          4,530
    Amortization                                                   644            321
    Changes in assets and liabilities excluding
     effects of acquisitions:
      Current and long-term receivables                        (16,246)       (23,863)
      Inventories                                               (8,542)        (3,564)
      Accounts payable and accrued expenses                      2,311         12,411
      Prepaid, deferred and current income taxes                 2,613          1,997
      Long-term liabilities                                        596           (250)
      Other                                                        636            935
      Net assets of discontinued operations                        --            (363)
                                                                 -----          -----
                                                                (6,774)        (1,945)
                                                                 -----          -----
INVESTING ACTIVITIES
  Capital expenditures                                          (6,137)        (9,422)
  Acquisitions, net of cash                                        --         (12,333)
  Other                                                            761           (265)
  Net activities of discontinued operations                        --             527
                                                                 -----          -----
                                                                (5,376)       (21,493)
                                                                 -----          -----
FINANCING ACTIVITIES
  Reductions of long-term debt                                     (50)       (12,050)
  Dividends                                                     (2,748)        (2,600)
                                                                 -----          -----
                                                                (2,798)       (14,650)
                                                                 -----          -----

CHANGE IN CASH AND CASH EQUIVALENTS                            (14,948)       (38,088)

CASH AND CASH EQUIVALENTS
  Beginning of period                                           51,802         90,605
                                                                ------         ------
  End of period                                                $36,854        $52,517
                                                                ------         ------
                                                                ------         ------



See accompanying notes to interim financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                   Three Months Ended March 31, 1994 and 1993



(1) The accompanying unaudited condensed consolidated financial statements include the accounts of Carlisle Companies Incorporated and its wholly-owned subsidiaries (together, the "Company"). Intercompany transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with
     Article 10-01 of Regulation S-X of the Securities and Exchange Commission and, as such, do not include all information required by generally accepted accounting principles. However, in the opinion of the Company, these financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 1994 and December 31, 1993, the results of its operations for the three months ended March 31, 1994 and 1993, and its cash flows for the three months ended March 31, 1994 and 1993.

     While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's 1993 Annual Report to Stockholders.

(2)  The components of inventories are as follows:



                                                3/31/94       12/31/93
                                                -------       --------
                                                        (000)'s
First-in, first-out (FIFO) costs:
    Finished goods                              $49,601        $43,714
    Work in process                               9,537          8,761
    Raw materials                                29,261         27,212
                                                 ------         ------
                                                 88,399         79,687

  Excess of FIFO cost over Last-in,
    First-out (LIFO) inventory value            (14,881)       (14,711)
                                                 ------         ------
  LIFO inventory value                          $73,518        $64,976
                                                 ------         ------
                                                 ------         ------



(3) Net earnings per share of common stock are based on the weighted average number of shares outstanding of 15,504,903 for the three months ended March 31, 1994, assuming the exercise of dilutive stock options.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------





Carlisle Companies Incorporated achieved a record first quarter in sales with revenues of $154.7 million in the first three months of 1994 compared to $138.4 million in 1993, a 12% increase. First quarter net earnings improved to $6.8 million, or $0.44 a share, a 15% increase over 1993's earnings of $5.9 million, or $0.38 a share. Poor weather conditions in the first two months of 1994 resulted in a slow start in most of the company's major operations but sales improved as weather returned to normal. First quarter results were driven by sales increases and a continuation of controlled expenses across the company.

Construction Materials Segment sales were $48.3 million in the first quarter of 1994, a 10% improvement over the prior year. Although restricted by severe weather, domestic roofing products sales increased in the first quarter of 1994. Higher sales from Carlisle Engineered Metals and Versico, both purchased in the first quarter of 1993, contributed to the segment sales increase in 1994. Earnings for this segment improved 17% in the first quarter of 1994 compared to 1993. A more favorable mix of products sold combined with the increased absorption of overhead expense from higher production levels to improve margins in 1994 versus 1993. These gross margin improvements drove the strong financial performance for this segment in the first three months of 1994 despite slightly higher expense levels due to 1993 acquisitions.

Sales from the Transportation Products segment increased 13% in the first quarter of 1994 to $51.9 million compared to $45.8 million in 1993. Segment earnings improved to $4.0 million, a 16% increase over the first quarter of 1993. Higher sales of custom rubber and plastic products to automobile equipment manufacturers were achieved in the first quarter of 1994, maintaining the momentum gained in the latter part of 1993. Margin comparisons, however, continue to reflect the pricing pressures which have been placed on suppliers to the automotive industry. Heavy duty friction operations achieved record sales in the first quarter of 1994 despite the effects of severe weather. Continuing strong demand for new trucks and trailers as well as market share gains at the original equipment manufacturers level were the primary reasons for heavy duty friction sales gains. Industrial friction operations had a strong first quarter as sales improved with new product introductions while braking systems sales levels declined. An unfavorable product mix and competitive pricing pressures within friction and braking markets brought lower gross margins, but continued lowering of expenses resulted in the strong earnings performance.

General Industry segment sales totaled $54.5 million in the first quarter of 1994 compared to $48.7 million in 1993, a 12% increase. Segment earnings improved 11% to $6.3 million in the first three months of 1994 compared to $5.7 million in 1993. First quarter sales of specialty tires and wheels were the highest quarterly sales ever recorded, exceeding last year's sales by 12%. Coming off of a record performance in 1993, demand in both the original equipment and replacement markets remained strong. Competitive pricing pressures were overcome through increased production, which improved overhead absorption, and expense control to result in an increase in earnings of 15% over 1993. Foodservice plastics operations finished the quarter strongly as demand increased in March after a slow first two months of 1994. International sales have increased after establishing expanded distribution capabilities in Europe. Earnings from foodservice plastics operations improved on better margin and expense ratios despite absorbing costs associated with the relocation of product lines and production machinery to improve efficiency. The segment also absorbed higher levels of research and development expenditures to accelerate efforts to commercialize the company's proprietary technology for the multilayer ceramic capacitors market (Vistatech).

Order backlog levels of $84.7 million at the end of the first quarter 1994 compare with a balance of $85.0 million from a year ago. Higher backlog levels in specialty tires and wheels as well as custom molded automotive plastics were offset by a significantly reduced backlog for aircraft wire from a level that was excessive in 1993.

Working capital was $148.6 million at March 31, 1994. This compares to working capital levels of $144.5 million at December 31, 1993 and $148.1 million at March 31, 1993. The $4.1 million increase in the quarter is the positive result of general operating performance.

There are no trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the company's liquidity increasing or decreasing in any material way nor are there any known material trends, favorable or unfavorable in the company's capital resources.

Long-term debt remained at $59.5 million at March 31, 1994 equal with the balance at year-end 1993. Cash balances declined in the quarter to $36.9 million at March 31, 1994 compared to $51.8 million at December 31, 1993. Strong March sales drove quarter-end receivable balances higher and inventory levels were increased to meet anticipated demand.

Carlisle's earnings performance in the first quarter was impeded by an especially difficult winter. Indications are that second quarter earnings will benefit from an accelerating trend after a slow start early in the first quarter. Strong demand for our roofing products and continuing strong momentum in our general industry segment coupled with emerging improvement in our transportation products segment should result in another strong year for Carlisle.

                           PART II.  OTHER INFORMATION
                           ---------------------------



Item 6.  Exhibits and Reports on Form 8-K



(a) No exhibits are included for the quarter which this report on Form 10-Q is filed.

(b) Report on Form 8-K, dated March 4, 1994, and filed with the Commission on March 9, 1994 and Report on Form 8-K/A, dated March 4, 1994, and filed with the Commission on March 30, 1994, are incorporated herein by reference.

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  Carlisle Companies Incorporated



Date     MAY 10, 1994           By    /s/Dennis J. Hall
    ----------------------        ----------------------------------------------
                                        Dennis J. Hall
                                        Executive Vice President,
                                        Treasurer, and Chief
                                        Financial Officer