Form 10-Q
period 1994-06-30
CARLISLE COMPANIES INC
filed 1994-08-09
CIK 790051

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.    20549


                                    FORM 10-Q
(Mark One)
                     QUARTERLY REPORT PURSUANT TO SECTION 13
  [X]            OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED          JUNE 30, 1994
                              ------------------------------------------
                                       OR

                    TRANSITION REPORT PURSUANT TO SECTION 13
  [  ]           OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM_________________TO_____________________

Commission file number                   1-9278
                      -------------------------------------------------


                       CARLISLE COMPANIES INCORPORATED
- - - -----------------------------------------------------------------------
  (Exact name of registrant as specified in its charter)


             DELAWARE                               31-1168055
- - - ----------------------------------------------------------------------
(State or other jurisdiction of                 (I.R.S. employer
 incorporation or organization)                  identification no.)


    250 SOUTH CLINTON STREET, SUITE 201, SYRACUSE,  NEW YORK    13202
- - - -----------------------------------------------------------------------
(Address of principal executive offices)              (Zip code)



                               315-474-2500
- - - ----------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No__
   ---

Shares of common stock outstanding at August 1, 1994     15,271,783
                                                      -----------------

                          PART I. FINANCIAL INFORMATION

                CARLISLE COMPANIES INCORPORATED AND SUBSIDIARIES
                  Condensed Statements of Consolidated Earnings
            Three Months and Six Months ended June 30, 1994 and 1993
                 (Dollars in thousands except per share amounts)


                                   THREE MONTHS ENDED     SIX MONTHS ENDED
                                   ------------------     ----------------
                                   June 30,   June 30,   June 30,   June 30,
                                     1994       1993       1994      1993
                                    ------     ------     ------    ------

Net Sales                         $183,787   $160,785   $338,487   $299,205

Cost and expenses:
  Cost of goods sold               136,541    118,832    251,774    222,078
  Selling and administrative        26,808     26,232     51,751     48,522
  Research and development           3,066      2,817      6,006      5,382
                                   -------    -------    -------    -------
                                   166,415    147,881    309,531    275,982
                                   -------    -------    -------    -------

Operating profit                    17,372     12,904     28,956     23,223

Other income (deductions):
  Investment income                    790        577      1,528      1,530
  Interest expense                  (1,162)    (1,062)    (2,205)    (2,362)
  Other, net                          (297)       (51)      (405)      (269)
                                   -------    -------    -------    -------
                                      (669)      (536)    (1,082)    (1,101)
                                   -------    -------    -------    -------
Earnings before income taxes        16,703     12,368     27,874     22,122

Income taxes                         6,598      4,885     11,011      8,738
                                   -------    -------    -------    -------


Net earnings                      $ 10,105   $  7,483   $ 16,863   $ 13,384
                                   -------    -------    -------    -------
                                   -------    -------    -------    -------


Average common shares outstanding   15,513     15,491     15,509     15,451
                                   -------    -------    -------    -------

Net earnings per share            $    .65   $    .48   $   1.09   $    .87
                                   -------    -------    -------    -------
                                   -------    -------    -------    -------


Dividends declared and
  paid per share                  $    .18   $    .17   $    .35   $    .34
                                   -------    -------    -------    -------
                                   -------    -------    -------    -------








See accompanying notes to interim financial statements.

                CARLISLE COMPANIES INCORPORATED AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                       June 30, 1994 and December 31, 1993
                   (Dollars in thousands except share amounts)

                                                         JUNE 30,  DECEMBER 31,
                                                           1994        1993
                                                          ------      ------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                              $ 53,340     $ 51,802
  Receivables, less allowances of
   $4,337 in 1994 and $3,906 in 1993                      128,271       91,158
  Inventories                                              69,110       64,976
  Prepaid income taxes and expenses                        24,049       28,743
                                                          -------      -------
      TOTAL CURRENT ASSETS                                274,770      236,679
                                                          -------      -------

PROPERTY, PLANT AND EQUIPMENT                             329,003      318,794
  Less accumulated depreciation                           183,780      176,565
                                                          -------      -------

      NET PROPERTY,PLANT AND EQUIPMENT                    145,223      142,229
                                                          -------      -------
OTHER ASSETS
  Patents and other intangibles                            14,683       15,831
  Investments and advances to affiliates                   13,947       14,780
  Receivables and other assets                              3,901        7,889
  Deferred income taxes                                     4,211        2,955
                                                          -------      -------
      TOTAL OTHER ASSETS                                   36,742       41,455
                                                          -------      -------
                                                         $456,735     $420,363
                                                          -------      -------
                                                          -------      -------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                         45,173       28,681
  Accrued expenses                                         71,828       63,524
                                                          -------      -------
      TOTAL CURRENT LIABILITIES                           117,001       92,205
                                                          -------      -------

LONG-TERM LIABILITIES
  Long-term debt                                           59,498       59,548
  Product warranties                                       47,532       46,803
  Deferred compensation and other liabilities               1,267        1,284
                                                          -------      -------
      TOTAL LONG-TERM LIABILITIES                         108,297      107,635
                                                          -------      -------

STOCKHOLDERS' EQUITY:
  Common stock, $1 par value.  Authorized
   25,000,000 shares; issued 19,665,312 shares             19,665       19,665
  Additional paid-in capital                                  838          132
  Retained earnings                                       270,322      258,956
  Cost of shares in treasury (1994 - 4,390,563
    shares; 1993 - 4,350,958 shares)                      (59,388)     (58,230)
                                                          -------      -------
      TOTAL STOCKHOLDERS' EQUITY                          231,437      220,523
                                                          -------      -------
                                                         $456,735     $420,363
                                                          -------      -------
                                                          -------      -------





See accompanying notes to interim financial statements.

                CARLISLE COMPANIES INCORPORATED AND SUBSIDIARIES
                 Condensed Statements of Consolidated Cash Flows
                     Six Months ended June 30, 1994 and 1993
                             (Dollars in thousands)


                                                      1994           1993
                                                      ----           ----
OPERATING ACTIVITIES
  Net earnings                                      $16,863       $13,384
  Reconciliation of net earnings to cash flows:
    Depreciation                                      9,692         9,085
    Amortization                                      1,318           646
    Changes in assets and liabilities
     excluding effects of acquisitions:
      Current and long-term receivables             (29,491)      (35,220)
      Inventories                                    (4,135)       (1,836)
      Accounts payable & accrued expenses            18,847        23,984
      Prepaid, deferred & current income taxes        4,490        (1,574)
      Long-term liabilities                             712        (5,197)
      Other                                           2,743         1,107
      Discontinued operations                           --           (249)
                                                    -------       -------
                                                     21,039         4,130
                                                    -------       -------

INVESTING ACTIVITIES
  Capital expenditures                              (15,403)      (15,124)
  Acquisitions, net of cash                             --        (12,333)
  Sales of property and equipment                     1,772           --
  Other                                                 836          (262)
  Discontinued operations                               --            527
                                                    -------       -------
                                                    (12,795)      (27,192)
                                                    -------       -------

FINANCING ACTIVITIES
  Reductions of long-term debt                          (50)      (12,050)
  Dividends                                          (5,497)       (5,203)
  Purchase of treasury shares                        (1,159)          --
                                                    -------       -------
                                                     (6,706)      (17,253)
                                                    -------       -------


CHANGE IN CASH AND CASH EQUIVALENTS                   1,538       (40,315)

CASH AND CASH EQUIVALENTS
  Beginning of period                                51,802        90,605
                                                    -------       -------
  End of period                                     $53,340       $50,290
                                                    -------       -------
                                                    -------       -------










See accompanying notes to interim financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                     Six Months Ended June 30, 1994 and 1993


(1) The accompanying unaudited condensed consolidated financial statements include the accounts of Carlisle Companies Incorporated and its wholly-owned subsidiaries (together, the "Company"). Intercompany transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with
     Article 10-01 of Regulation S-X of the Securities and Exchange Commission and, as such, do not include all information required by generally accepted accounting principles. However, in the opinion of the Company, these financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 1994 and December 31, 1993, the results of its operations for the three months and the six months ended June 30, 1994 and 1993, and its cash flows for the six months ended June 30, 1994 and 1993.

     While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's 1993 Annual Report to Stockholders.

(2)  The components of inventories are as follows:

                                                 JUNE 30,     DECEMBER 31,
                                                   1994          1993
                                                  ------        ------
                                                         (000)'S
     First-in, first-out (FIFO) costs:
       Finished goods                            $46,689        $43,714
       Work in process                             8,626          8,761
       Raw materials                              28,394         27,212
                                                  ------         ------
                                                  83,709         79,687

     Excess of FIFO cost over Last-in,
       First-out (LIFO) inventory value          (14,599)       (14,711)
                                                  ------         ------
     LIFO inventory value                        $69,110        $64,976
                                                  ------         ------
                                                  ------         ------



(3) Net earnings per share of common stock are based on the weighted average number of shares outstanding of 15,513,377 for the three months ended June 30, 1994 and 15,509,140 for the six months ended June 30, 1994, assuming the exercise of dilutive stock options.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------



Carlisle Companies Incorporated reported record sales of $183.8 million and record net earnings of $10.1 million, $0.65 a share, in the second quarter of 1994. The sales and net earnings achieved in the second quarter of 1994 are the highest levels ever attained on a quarterly basis in the company's history. Second quarter 1994 sales represent a 14% increase over sales of $160.8 million in the second quarter of 1993. Net earnings improved by over 35% compared to 1993's second quarter earnings of $7.5 million, $0.48 a share. Exceptionally strong performances within the company's construction materials segment combined with improved results from each of the company's major operations for the record results. Selling and administrative expenses were below 15% of sales for the first time.

For the six months ended June 30, 1994, sales totalled $338.5 million compared to $299.2 million in 1993, a 13% increase. Net earnings on a year to date basis total $16.9 million, $1.09 a share, a 26% increase over 1993's earnings of $13.4 million, $0.87 a share. The record results to date reflect the continued success of providing customers with good value while controlling administrative and operating expense levels. These have combined with modest recoveries in the construction and transportation markets to generate the company's strong results to date in 1994.

Construction Materials segment sales increased 19% in the second quarter to $75.4 million from $63.6 million in 1993. On a year to date basis, sales have increased to $123.8 million for the segment compared to $107.5 million in 1993, a 15% improvement. Once the severe weather conditions subsided in early 1994, the domestic non-residential roofing market, particularly the replacement market, has resumed the improvements seen over the past few years. Additional market share gains through private labeling and aggressive sales programs have contributed to the strong sales performance. Earnings for the segment in the second quarter of 1994 increased an exceptional 72% over 1993's quarterly earnings. For the first six months of 1994 segment earnings are up 53% when compared to 1993. The very favorable earnings performance has been driven by the higher sales volumes and the positive impact of overhead expense absorption from higher production volumes. Administrative and operating expense levels have also been well controlled driving expense ratios downward. Competitive pressures continue to impact pricing levels, but aggressive marketing and controlled spending resulted in a much improved earnings performance.

Transportation Products segment sales were $53.1 million in the second quarter of 1994 bringing sales for the first six months of 1994 to $104.9 million, both representing 13% increases over 1993. The improved domestic automotive market in 1994, along with new product introductions, have resulted in increased sales of the company's custom rubber and plastic products in 1994. The continued strength in heavy truck and trailer build rates has meant higher levels of friction products sales to original equipment manufacturers throughout the year. Friction sales for industrial applications, as well as braking systems sales, have also shown progress over prior year levels. The slowdown in aircraft build rates has impacted aircraft wire sales so far in 1994, but the company continues to maintain a strong position in this market. Segment earnings in 1994 have improved 13% in the quarter and 14% for the year to date, compared to 1993. Lower margins continue to impact this segment, reflecting the pricing actions taken by automobile manufacturers in recent history and the available capacity in heavy duty friction markets. Segment earnings in 1994 also reflect the absorption of start-up expenses for the company's container manufacturing operation. Overall, however, higher sales revenues, improved operational productivity and expense reductions contributed to the solid earnings improvement in 1994.

General Industry segment sales in 1994 are up 10% in the second quarter and up 11% on a year to date basis. Second quarter sales were $55.3 million, bringing sales for the six month period ended June 30, 1994 to $109.8 million. Segment earnings in the second quarter of 1994 improved over last year by 8%, while earnings for the year have improved by 9%. Specialty tires and wheels operations continued its string of record performances through the second quarter, improving sales by 19% over 1993. The higher sales resulted from continued strong demand and aggressive sales efforts in the operations' traditional lawn and garden markets, as well as increased volumes of golf car and trailer tires. Margins continue to be squeezed due to competitive pressures and efforts to gain market share. On the strength of higher sales volumes, earnings are up over 20% in 1994 for these operations. Foodservice plastics operations continue to reap the benefits of improved customer service and new product introductions in reporting solid sales growth and strong earnings improvement in 1994. Margins have improved on the strength of a more favorable mix of products, along with increased manufacturing efficiencies. Expenses related to the commercialization of proprietary technologies in electronic materials and information storage management software offset some of the strong performance of this segment.

Working capital was $157.8 million at June 30, 1994, compared to $148.6 million at March 31, 1994 and $146.6 million a year ago. Cash balances improved by $16.4 million in the quarter. High levels of activity in the quarter are reflected in the higher receivable and payable balances at quarter end.

There are no trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the company's liquidity increasing or decreasing in any material way nor are there any known material trends, favorable or unfavorable in the company's capital resources.

Long-term debt remained at $59.5 million at June 30, 1994, equal with the balance of last quarter and $2.5 million higher than last year. Debt, net of cash, is $6.2 million at the end of the second quarter of 1994. In the third quarter of 1994, the company intends to secure $8.0 million in low rate industrial development bonds to finance equipment purchases for its container manufacturing operations.

Carlisle's second quarter performance was boosted by a pick up in the shipment of roofing systems following severe winter weather. Although the construction materials segment will not have the same boost in the second half of 1994, it is expected its strong performance will continue. Sales of transportation products and lawn and garden tires typically slow seasonally in the third quarter. Nevertheless, the company expects to overcome these seasonal factors and report record earnings for 1994.

                           PART II. OTHER INFORMATION
                           --------------------------


Item 4.  Submission of Matters to a Vote of Security Holders.

(a)  The Company's 1994 Annual Meeting of Shareholders was held on April 20,
1994.

(c) At the 1994 Annual Meeting of Shareholders, the election of four (4) directors and certain amendments to the Company's Executive Incentive Program were approved as follows:


                                  For         Against       Withheld   Nonvote
                              ----------     ---------      --------   --------
Magalen O. Bryant             20,047,497         -          110,460       -
Paul J. Choquette, Jr.        20,061,495         -           96,462       -
Stephen P. Munn               20,045,712         -          112,245       -
George L. Ohrstrom            20,031,478         -          126,479       -
Executive Incentive
 Program                      17,274,254     2,477,111      406,592    5,400



Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits: No exhibits are included for the quarter which this report on Form 10-Q is filed.

(b) Report on Form 8-K: No reports on form 8-K were filed during the quarter for which this report on Form 10-Q is filed.

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             Carlisle Companies Incorporated



Date        AUGUST 8, 1994                   By
    --------------------------------           -----------------------------
                                                   Dennis J. Hall
                                                   Executive Vice President,
                                                   Treasurer, and Chief
                                                   Financial Officer