Form 10-Q
period 1994-09-30
CARLISLE COMPANIES INC
filed 1994-11-10
CIK 790051

                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.    20549


                             FORM 10-Q
(MARK ONE)
              QUARTERLY REPORT PURSUANT TO SECTION 13
  [X]     OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED          SEPTEMBER 30, 1994
                              --------------------------------------------------

                                OR

             TRANSITION REPORT PURSUANT TO SECTION 13
  [  ]    OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                         TO
                               ------------------------  -----------------------


Commission file number               1-9278
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
Yes X   No
   ----   ---

Shares of common stock outstanding at November 1, 1994    15,272,895
                                                         -------------

                         PART I. FINANCIAL INFORMATION

              CARLISLE COMPANIES INCORPORATED AND SUBSIDIARIES
                     Statements of Consolidated Earnings
       Three Months and Nine Months ended September 30, 1994 and 1993
               (Dollars in thousands except per share amounts)



                                     THREE MONTHS ENDED    NINE MONTHS ENDED
                                     ------------------    -----------------
                                     SEPT. 30, SEPT. 30,  SEPT. 30,  SEPT. 30,
                                        1994      1993       1994      1993
                                      -------    ------     ------    ------
Net Sales                            $ 184,131 $ 160,615  $ 522,618  $ 459,820

Cost and expenses:
  Cost of goods sold                   136,341   118,992    388,115    341,070
  Selling & administrative expenses     26,669    25,399     78,420     73,921
  Research & development expenses        3,096     2,655      9,102      8,037
                                       -------   -------    -------    -------
                                       166,106   147,046    475,637    423,028
                                       -------   -------    -------    -------

Operating profit                        18,025    13,569     46,981     36,792

Other income (deductions):
  Investment income                        788       848      2,316      2,378
  Interest expense                      (1,173)     (968)    (3,378)    (3,330)
  Other, net                              (693)     (125)    (1,098)      (394)
                                       -------   -------    -------    -------
                                        (1,078)     (245)    (2,160)    (1,346)
                                       -------   -------    -------    -------
Earnings before income taxes            16,947    13,324     44,821     35,446

Income taxes                             6,712     5,263     17,723     14,001
                                       -------   -------    -------    -------

Net earnings                          $ 10,235  $  8,061   $ 27,098   $ 21,445
                                       -------   -------    -------    -------
                                       -------   -------    -------    -------

Average common shares outstanding       15,477    15,529     15,498     15,477
                                       -------   -------    -------    -------

Net earnings per share                $    .66  $    .52   $   1.75   $   1.39
                                       -------   -------    -------    -------
                                       -------   -------    -------    -------

Dividends declared & paid per share   $    .20 $    .18   $    .55   $    .52
                                       -------   -------    -------    -------
                                       -------   -------    -------    -------

See accompanying notes to interim financial statements.

              CARLISLE COMPANIES INCORPORATED AND SUBSIDIARIES
                    Condensed Consolidated Balance Sheets
                  September 30, 1994 and December 31, 1993
                 (Dollars in thousands except share amounts)


                                                  SEPT. 30,  DECEMBER 31,
                                                     1994        1993
                                                    ------     --------

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                        $ 57,562     $ 51,802
  Receivables, less allowances of $4,540 in 1994
    and $3,906 in 1993                              128,862       91,158
  Inventories                                        70,208       64,976
  Prepaid income taxes and expenses                  24,210       28,743
                                                    -------      -------
      TOTAL CURRENT ASSETS                          280,842      236,679
                                                    -------      -------

PROPERTY, PLANT AND EQUIPMENT                       333,979      318,794
  Less accumulated depreciation                     183,222      176,565
                                                    -------      -------
      NET PROPERTY,PLANT AND EQUIPMENT              150,757      142,229
                                                    -------      -------

OTHER ASSETS
  Patents and other intangibles                      14,059       15,831
  Investments and advances to affiliates             13,734       14,780
  Receivables and other assets                        6,107        7,889
  Deferred income taxes                               5,889        2,955
                                                    -------      -------
      TOTAL OTHER ASSETS                             39,789       41,455
                                                    -------      -------
                                                   $471,388     $420,363
                                                    -------      -------
                                                    -------      -------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                   40,417       28,681
  Accrued expenses                                   72,636       63,524
                                                    -------      -------
      TOTAL CURRENT LIABILITIES                     113,053       92,205
                                                    -------      -------

LONG-TERM LIABILITIES
  Long-term debt                                     67,498       59,548
  Product warranties                                 50,624       46,803
  Deferred compensation and other liabilities         1,887        1,284
                                                    -------      -------
      TOTAL LONG-TERM LIABILITIES                   120,009      107,635
                                                    -------      -------

STOCKHOLDERS' EQUITY:
  Common stock, $1 par value.  Authorized
    25,000,000 shares; issued 19,665,312 shares      19,665       19,665
  Additional paid-in capital                          1,235          132
  Retained earnings                                 277,503      258,956
  Cost of shares in treasury (1994 - 4,380,913
    shares; 1993 - 4,412,188 shares)                (60,077)     (58,230)
                                                    -------      -------
      TOTAL STOCKHOLDERS' EQUITY                    238,326      220,523
                                                    -------      -------
                                                   $471,388     $420,363
                                                    -------      -------
                                                    -------      -------


See accompanying notes to interim financial statements.

            CARLISLE COMPANIES INCORPORATED AND SUBSIDIARIES
             Condensed Statements of Consolidated Cash Flows
              Nine Months ended September 30, 1994 and 1993
                         (Dollars in thousands)



                                                         1994         1993
                                                         ----         ----
OPERATING ACTIVITIES

  Net earnings                                        $  27,098      $21,445
  Reconciliation of net earnings to cash flows:
    Depreciation                                         14,509       13,871
    Amortization                                          1,955        1,783
    Loss on sale of property, equipment & business          112          --
    Changes in assets and liabilities excluding
     effects of acquisitions and sale of business:
      Current & long-term receivables                   (29,163)     (32,097)
      Inventories                                        (3,704)        (940)
      Accounts payable & accrued expenses                18,326       19,866
      Prepaid, deferred & current income taxes            1,596       (2,850)
      Long-term liabilities                               4,425       (3,262)
      Other                                                 528         (966)
                                                         ------       -------
                                                         35,682       16,850
                                                         ------       -------

INVESTING ACTIVITIES

  Capital expenditures                                  (24,156)     (20,167)
  Acquisitions, net of cash                              (7,045)     (13,625)
  Sales of property & equipment                           3,152          --
  Other                                                   1,046          458
                                                         ------       -------
                                                        (27,003)     (33,334)
                                                         ------       -------

FINANCING ACTIVITIES

  Proceeds from long-term debt                            8,000          --
  Reduction of long-term debt                               (50)     (12,050)
  Dividends                                              (8,551)      (7,959)
  Purchase of treasury shares                            (2,318)      (1,845)
                                                         ------       -------
                                                         (2,919)     (21,854)
                                                         ------       -------

CHANGE IN CASH AND CASH EQUIVALENTS                       5,760      (38,338)

CASH AND CASH EQUIVALENTS
  Beginning of period                                    51,802       90,605
                                                         ------       -------
  End of period                                         $57,562      $52,267
                                                         ------       -------
                                                         ------       -------



See accompanying notes to interim financial statements.

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             Nine Months Ended September 30, 1994 and 1993


(1) The accompanying unaudited condensed consolidated financial statements include the accounts of Carlisle Companies Incorporated and its wholly-owned subsidiaries (together, the "Company"). Intercompany transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with Article 10-01 of Regulation S-X of the Securities and Exchange Commission and, as such, do not include all information required by generally accepted accounting principles. However, in the opinion of the Company, these financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 1994 and December 31, 1993, the results of its operations for the three months and the nine months ended September 30, 1994 and 1993, and its cash flows for the nine months ended September 30, 1994 and 1993.

    While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's 1993 Annual Report to Stockholders.

(2) The components of inventories are as follows:



                                          SEPT. 30,        DECEMBER 31,
                                            1994    (000s)     1993
                                          --------           --------
    First-in, first-out (FIFO) costs:
      Finished goods                      $46,548             $43,714
      Work in process                       8,981               8,761
      Raw materials                        29,031              27,212
                                           ------              ------
                                           84,560              79,687

    Excess of FIFO cost over Last-in,
      First-out (LIFO) inventory value    (14,352)            (14,711)
                                           ------              ------
    LIFO inventory value                  $70,208             $64,976
                                           ------              ------
                                           ------              ------



(3) Net earnings per share of common stock are based on the weighted average number of shares outstanding of 15,477,111 for the three months ended September 30, 1994 and 15,498,464 for the nine months ended September 30, 1994 assuming the exercise of dilutive stock options.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Carlisle Companies Incorporated's third quarter results established new record marks for sales and earnings achieved in any one quarter in the company's history. Continuing to build on a record year in both sales and earnings, Carlisle reported sales of $184.1 million and net earnings of $10.2 million, or $0.66 a share, in the third quarter of 1994. Third quarter sales improved 15% over 1993's sales of $160.6 million, while net earnings improved 27% over 1993's earnings of $8.1 million, or $0.52 a share. Continued record performance from operations within the construction materials and general industry segments and strong rebound performances from the transportation products operations accounted for the excellent third quarter results. For the second consecutive quarter the company's ratio of selling and administrative expenses to sales was held below 15%.

For the nine months ended September 30, 1994, sales totalled $522.6 million, a 14% increase over 1993's sales of $459.8 million. Net earnings through September 30, 1994 were $27.1 million, or $1.75 a share, a 26% improvement over 1993's earnings of $21.4 million, or $1.39 a share. The modest economic recovery evident within the construction and transportation markets continued through the third quarter of 1994. This stronger market demand combined with continued increased market penetration and expanded product offerings provided the drive for Carlisle's strong revenue performance. Successful cost reduction programs and lower supporting expense levels in 1994 have additionally contributed to the record earnings performance.

Construction Materials segment sales rose to record levels in the third quarter of 1994 totalling $89.4 million, a 19% increase over 1993 quarterly sales of $74.9 million. The stronger construction market in 1994 and increased private label sales of company products led to the strong third quarter sales performance. Year-to-date sales now total $213.1 million in 1994, compared to $182.3 million in 1993, an increase of 17%. Earnings for the segment increased a strong 34% in the third quarter of 1994 compared to 1993. For the first nine months of 1994 earnings have improved an exceptional 43% over 1993. The higher levels of production required to meet the sales increase have resulted in improved manufacturing expense absorption in 1994. Administrative expenses continue to be well controlled. Price increases have been implemented to pass through some higher material costs.

Transportation Products segment sales were 17% higher in the third quarter of 1994 totalling $47.7 million, compared to $40.9 million in 1993. For the nine months ended September 30, 1994 sales were $152.7 million, a 14% increase over 1993's sales of $133.6 million. Earnings from operations in this segment continued to improve in 1994, up 31% for the quarter, and 18% on a year-to-date basis, when compared to a year ago. The earnings improvement has been achieved despite the absorption of start-up expenses associated with the company's container manufacturing operation, which will be fully operational in 1995.
The company's custom rubber and plastics operations have benefitted from the recovery in the domestic automotive market in 1994. This market recovery has been combined with aggressive marketing and product development programs to produce record sales from these operations in 1994. Heavy-duty friction product sales to truck and trailer manufacturers continue to outpace the prior year, as the market remains strong. Solid improvements in industrial friction and braking systems sales have also contributed to the sales growth seen in 1994. Operational margins have improved as manufacturing and administrative expense levels have declined across friction and braking operations, resulting in much improved returns. The benefits of Carlisle's increased product development expenditures over the last two years are now being realized, as a range of new products, with time consuming OEM approvals completed, are now entering the market.

General Industry segment sales totalled $47.0 million in the third quarter of 1994 compared to $44.8 million in 1993. Quarterly earnings from operations within this segment improved 25% in 1994 over 1993. The quarterly sales comparisons are marginally impacted by the company's sale of its DSI subsidiary, a producer of migrating systems, to a third party in the third quarter of 1994. On a year-to-date basis, segment sales have improved
9% to $156.8 million when compared to 1993 sales of $143.9 million.
Earnings have improved 13% in the first nine months of 1994 compared to a year ago. Specialty tires and wheels operations continued to set new quarterly records in sales and earnings. Demand from original equipment manufacturers in the lawn and garden, golf car and trailer tire markets continues to be strong. For the quarter, specialty tires and wheels sales improved 20%, providing an earnings improvement of over 30%. The sales to OEM markets continue to squeeze gross margin levels, but effective expense controls and higher sales volumes resulted in a record earnings performance.
Foodservice plastics operations also recorded increased sales in the third quarter compared to a year ago. The success in the expansion of international activity is encouraging. As the result of more efficient production processes and lower expense ratios, foodservice plastics operations earnings improved by over 35% in the quarter compared to 1993. Segment earnings also continue to be effected by expenses incurred for the development of storage management software and ceramic tape technology. This is not anticipated to detract from earnings going forward into 1995.

Working Capital was $167.8 million at September 30, 1994, compared to $157.8 million at June 30, 1994 and $149.5 million a year ago. Long term debt increased $8.0 million in the quarter as the company secured low rate industrial development bonds to finance equipment purchases for its container manufacturing operations. Debt, net of cash, is $9.9 million at September 30, 1994, equal to 3% of Carlisle's total long term capital.

There are no trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the company's liquidity increasing or decreasing in any material way nor are there any known material trends, favorable or unfavorable in the company's capital resources.

On October 3, 1994 the company announced the acquisition of the coatings and waterproofing business of Quaker Construction Products, Inc. Now part of Carlisle Coatings and Waterproofing Incorporated, this acquisition adds to an extensive line of diverse coatings and waterproofing products tailored to applications in the commercial construction market.

We are optimistic regarding the remainder of 1994, and calendar 1995 also looks quite promising. Each of our major businesses have excellent market share with attractive growth opportunities, internationally and domestically. Carlisle has the resources, the opportunities and the commitment to continue its profitable growth.

                      PART II. OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits: 4. No Exhibits are included for the quarter which this report on Form 10-Q is filed.

(b) Report on Form 8-K: No reports on form 8-K were filed during the quarter for which this report on Form 10-Q is filed.

                               SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          Carlisle Companies Incorporated



Date      November 7, 1994                By   /s/Dennis J. Hall
     --------------------------------       -----------------------------------
                                               Dennis J.Hall
                                               Executive Vice President,
                                               Treasurer, and Chief
                                               Financial Officer