Form 10-Q/A
period 1994-09-30
CARLISLE COMPANIES INC
filed 1994-12-28
CIK 790051

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                  FORM  10-Q/A
                                (Amendment No. 1)



                                 CURRENT REPORT



   Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 Date of Report: Quarterly period ended September 30, 1994.




                         CARLISLE COMPANIES INCORPORATED
   --------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)




     Delaware                            1-9278              31-1168055
   --------------------------------------------------------------------------
   (State or other jurisdiction   (Commission File Number)      (IRS Employer
of incorporation)                                             I.D. Number)




     250 South Clinton St., Suite 201
     Syracuse, New York                                     13202-1258
     ---------------------------------------------------------------------------
     (Address of principal offices)                         (zip code)




     Registrant's telephone number, including area code (315) 474-2500





                                       1 of 3

     Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

          (a)   Exhibits applicable to the filing of this report are as follows:

               (27) Financial Data Schedule as of September 30, 1994 and for the nine months ended September 30, 1994.








                                     SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




                                        CARLISLE  COMPANIES  INCORPORATED



                                   BY:  /s/ James B. Pineau
                                        ----------------------------------
                                        James B. Pineau
                                        Vice President, Controller & Assistant
                                        Treasurer








     Date: December 28, 1994

                                       2 of 3

                                    EXHIBIT INDEX


EXHIBIT NO.    DESCRIPTION                                             PAGE


27             Financial Data Schedule as of September 30,                4
               1994 and for the nine months ended September
               30, 1994







                                       3 of 3