Form 10-K
period 1994-12-31
CARLISLE COMPANIES INC
filed 1995-03-22
CIK 790051

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
          For the fiscal year ended   DECEMBER 31, 1994
                                    ---------------------
                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
          For the transition period from           to
                                         ---------     ----------
Commission file number 1-9278
                       ------

                         CARLISLE COMPANIES INCORPORATED
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                      31-1168055
- --------------------------------                    ---------------------
(State or other jurisdiction of                       (I.R.S. employer
incorporation or organization                         identification no.)

  250 SOUTH CLINTON STREET, SUITE 201, SYRACUSE, NEW YORK         13202-1258
- --------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip code)


Registrant's telephone number, including area code (315) 474-2500
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
- -------------------                  -----------------------------------------

COMMON STOCK, $1 PAR VALUE                      NEW YORK STOCK EXCHANGE
- --------------------------                      -----------------------

PREFERRED STOCK PURCHASE RIGHTS                 NEW YORK STOCK EXCHANGE
- -------------------------------                 -----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of voting common stock held by non-affiliates at
February 21, 1995                                                   $485,392,472

Shares of common stock outstanding at February 21, 1995               15,405,782

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders on April 20, 1995 are incorporated by reference in Part III.


                                     1 of 40

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

Transportation Products--custom manufactured rubber and plastic products for the automotive market, brake linings and pads for heavy duty trucks, trailers and off-road vehicles, specialty friction products, brakes and actuation systems for construction equipment, refrigerated containers and insulated wire products;

General Industry--molded plastic foodservice products, small pneumatic tires, stamped and roll-formed wheels, medical monitoring devices and insulated wire products.

The amount of total revenue contributed by the products or services in each industry segment for each of the last three fiscal years is as follows (in millions):


                            1994                1993              1992
                            ----                ----              ----

Construction Materials   $  288.6             $  247.6         $  198.7
Transportation Products     200.2                177.0            172.9
General Industry            203.9                186.7            156.5
                         --------             --------         --------
Total                    $  692.7             $  611.3         $  528.1

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

In each industry segment, satisfactory supplies of raw materials and adequate sources of energy essential for operation of the Company's businesses have generally been available to date. Uncertain economic conditions, however, could cause shortages of some basic materials, particularly those which are petroleum derivatives (plastic resins, synthetic rubber, etc.) and used in the construction materials, transportation products and general industry segments. The Company believes, though, that energy sources are secure and sufficient quantities of raw materials can be obtained through normal sources to avoid interruption of production in 1995.

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

Order Backlog, which believed to be firm, was $103.9 million at December 31, 1994 and $86.4 million at December 31, 1993. Improved market conditions and market share gains were particularly evident in stronger backlog positions at construction materials and general industry operations. Specialty tires and wheels operations, which serve markets which are cyclically stronger in the first half of the year, recorded backlog levels almost 40% higher than a year ago. A similar increase when compared to a year ago was recorded by foodservice plastics operations at the end of 1994.

Research and Development expenses increased to $11.9 million in 1994 compared to $11.2 million in 1993 and $10.7 million in 1992. The additional research and development expenses incurred as a result of the start-up of the company's container manufacturing was one of the reasons for the increase in 1994. Construction materials operations also incurred higher research expenses in 1994, as a number of product development projects were on-going throughout the year.

The average number of persons employed by the Company during 1994 was 4,440.

The businesses of the Construction Materials and Transportation Products industry segments are not seasonal in nature. Within the General Industry segment, distribution of lawn and garden products generally reach peak sales volume during the first two quarters of the year.

In 1994, the Company acquired the assets of Quaker Construction Products, Inc. and certain of its affiliates and now operates a coatings and waterproofing business with the assets under the name Carlisle Coatings & Waterproofing, Inc. The Company also acquired by merger Sparta Brush Co., Inc., a manufacturer of specialized brushes and cleaning tools.

In each industry segment, the Company's compliance with Federal, State and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment is not anticipated to have a material effect upon the capital expenditures, earnings or the financial and competitive position of the Company or its divisions and subsidiaries.

Information on the Company's revenues, operating profit or loss and identifiable assets by industry segments for the last three fiscal years, the nature and effect of the restatement of such information as a result of changes made in the way the Company's products or services are grouped into industry segments and the principal products in each segment is as follows:


(In thousands)                       1994            1993             1992
                                   -------         -------          -------
Sales to Unaffiliated Customers(1)
     Construction Materials        288,533         247,573          198,737
     Transportation Products       200,213         177,005          172,849
     General Industry              203,904         186,692          156,466

Operating Profit or Loss
     Construction Materials         35,066          25,496           23,715
     Transportation Products        13,497          11,622           11,603
     General Industry               21,391          18,904           12,685
     Interest, net                  (1,670)         (1,152)            (528)
     Corporate(2)                   (9,493)         (7,958)          (7,755)

Identifiable Assets
     Construction Materials        155,383          139,990          99,034
     Transportation Products       122,031          109,523          97,196
     General Industry              105,482           90,534          78,116
     Corporate(3)                  102,387           80,316         108,904

- -----------------

1.   Intersegment sales or transfers are not material.

2.   Includes general corporate and idle property expenses.

3.   Consists primarily of cash, cash equivalents and excess facilities.


ITEM 2.  PROPERTIES

The following table sets forth certain information with respect to the principal properties and plants of the Company as of December 31, 1994:

- ---------------------------------------------------------------------------------------------------------
                         O - OFFICE                                                APPROXIMATE
PRINCIPAL PRODUCT        M - MANUFACTURING                      OWNED              FLOOR SPACE
OR ACTIVITY              W - WAREHOUSING    LOCATION            OR LEASED          (SQ. FT)       ACREAGE
- ---------------------------------------------------------------------------------------------------------
Corporate headquarters             O       Syracuse, NY         Leased to 2005*      15,500          -
- ---------------------------------------------------------------------------------------------------------
Elastomeric membranes,             O,M,W   Carlisle, PA         Owned               388,000          79
metal roofing components           O,M,W   Greenville, IL       Owned               165,400          35
and related roofing                O,M     Stafford, TX         Owned               108,500          8
products                           O,M     Jemison, AL          Owned                40,900          8
                                   O,M     Lodi, CA             Leased to 1995       41,800          -
                                   O,M     Tualatin, OR         Leased to 1995       59,900          5
                                   O,M     Stafford, TX         Leased to 1995       56,840          3
                                   O,M,W   Fontana, CA          Leased to 2001*      76,500          -
                                   O,M,W   Sapulpa, OK          Owned                34,000          3
                                   O,M,W   Wylie, TX            Owned                44,000          6
                                   O,W     Brussels, Belgium    Leased to 1996*      11,000          -
                                   O       Akron, OH            Leased to 1996*       9,600          -
                                                                                  ---------        ---
                                                                                  1,036,440        147
- ---------------------------------------------------------------------------------------------------------
Small pneumatic tires              O,M,W   Carlisle, PA         Owned               465,900          29
and tubes; stamped and             O,M,W   Aiken, SC            Owned               220,500          23
roll-formed wheels                 O,M,W   Shenzhen, China      Leased to 1999*      75,000           5
                                                                                    -------         ---
                                                                                    761,400          57
- ---------------------------------------------------------------------------------------------------------
Molded plastics products           O,M,W   Oklahoma City, OK    Owned               147,000           8
for commercial food                    W   Oklahoma City, OK    Leased to 1996*     175,000          -
service                            O,M,W   Fredonia, WI         Owned               192,500          12
                                   O,M,W   Sparta, WI           Owned                41,100           3
                                   O       Northbrook, IL       Leased to 1997*       7,300           -
                                                                                    -------         ---
                                                                                    562,900          23
- ---------------------------------------------------------------------------------------------------------
Custom-manufactured                O,M,W   Middlefield, OH      Owned               200,600          28
rubber and plastics                O,M,W   Crestline, OH        Owned               173,000          40
products                           O,M,W   Canton, OH           Owned                87,800          17
                                   O,M,W   Lake City, PA        Owned               103,000          30
                                   O,M,W   Trenton, SC          Owned                67,700          10
                                   O       Chardon, OH          Leased to 1998*       7,500           -
                                                                                    -------          ---
                                                                                    639,600          125
- ---------------------------------------------------------------------------------------------------------
Brake lining for trucks            O,M,W   Ridgway, PA          Owned               117,350          15
and trailers; brakes and           O,M,W   Fredericksburg, VA   Owned                90,000          30
actuation systems;                 O,M,W   Logansport, IN       Owned               112,000          50
friction products                  O,M,W   Bloomington, IN      Owned               250,000          21
                                   O,M,W   Zevenaar, Holland    Owned                26,000           1
                                                                                    -------         ---
                                                                                    595,350          117
- ---------------------------------------------------------------------------------------------------------
High- and medium-                  O,M,W   St. Augustine, FL    Owned               166,750           17
temperature insulated
wire and cable
- ---------------------------------------------------------------------------------------------------------
Refrigerated marine                O,M     Green Cove Springs,  Leased to 2003*     100,000            8
containers                                 FL
- ---------------------------------------------------------------------------------------------------------
Recording and monitoring           O,M,W   Burnsville, MN       Leased to 1999*      14,700            2
devices

                                                                                  3,892,640           496
                                                                                  ---------           ---
                                                                                  ---------           ---

*  Lease provides for renewal


Total plant space of 3,892,640 sq. ft. is used for


                                      OWNED          LEASED         TOTAL
                                      -----          ------         -----
Office                               288,360         84,600         372,960
Manufacturing                      2,007,258        276,340       2,283,598
Warehousing                          946,382        289,700       1,236,082
                                   ---------        -------       ---------
                                   3,242,000        650,640       3,892,640
                                   ---------        -------       ---------
                                   ---------        -------       ---------


As of December 31, 1994, the Company owned three additional facilities. One is related to a wire and cable business sold in early 1988, one is related to a wire and cable operation relocated in 1989, and the other is related to a braking systems assembling operation relocated in 1994. These facilities, totaling approximately 390,000 sq. ft., are being held for sale. An additional 409,000 sq. ft. is leased by the Company, under various agreements, principally for warehousing and distribution. All of the manufacturing and most of the office and warehousing space is of masonry and steel construction and most are equipped with automatic sprinkler systems. Approximately one-third of the owned office, manufacturing and warehousing space has been constructed within the last twenty years; the remaining buildings are from twenty to seventy years old and have been maintained in good condition.

ITEM 3.  LEGAL PROCEEDINGS

As of December 31, 1994, other than ordinary routine litigation incidental to the business, which is being handled in the ordinary course of business, neither the Company nor any of its subsidiaries is a party to, nor are any of their properties subject to any material pending legal proceedings, nor are any such proceedings known to be contemplated by governmental authorities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

The Company's common stock is traded on the New York Stock Exchange. As of December 31, 1994, there were 2,350 shareholders of record.

Quarterly cash dividends paid and the high and low prices of the Company's stock on the New York Stock Exchange in 1994 and 1993 were as follows:


                                        FIRST          SECOND         THIRD          FOURTH
                                        -----          ------         -----          ------

          1994
          ----
          Dividends per share           $  .18         $  .18         $  .20         $  .20

          Stock Price
            High                        $35.25         $34.63         $35.38         $36.13
            Low                         $30.25         $31.25         $31.25         $31.38

          1993
          ----
          Dividends per share(1)        $  .17         $  .17         $  .18         $  .18

          Stock Price(1)
            High                        $27.75         $29.88         $34.25         $34.50
            Low                         $23.13         $26.38         $28.13         $28.50



     (1)  Reflects two-for-one stock split on June 1, 1993.


ITEM 6.  SELECTED FINANCIAL DATA.


(In thousands except
 per share data)                               1994        1993        1992          1991(1)        1990
                                             --------     -------     -------      -------         -------
SUMMARY OF OPERATIONS
Net Sales                                    $692,650     611,270     528,052      500,771         498,473
Net earnings from
 continuing operations                       $ 35,568      28,378      24,228        6,554          24,408(2)
  Per share                                  $   2.30        1.83        1.58         0.43            1.54(3)
Net earnings (loss) from
 discontinued operations                     $   -            -           471      (14,989)         (2,650)
  Per share(2)                               $   -            -          0.03        (0.98)          (0.17)
Net earnings (loss)                          $ 35,568      28,378      24,699       (8,435)         21,758
  Per share(2)                               $   2.30        1.83        1.61        (0.55)           1.37

FINANCIAL POSITION
Total assets                                 $485,283     420,363     383,250      324,720         300,858
Long-term debt                               $ 67,498      59,548      69,098       48,623          44,501

OTHER DATA
Dividends paid                               $ 11,605      10,705      10,076        9,597           9,675
  Per share(2)                               $    .76        0.70        0.66         0.63            0.61






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

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.


Record sales and record earnings were achieved by Carlisle Companies Incorporated in 1994 as market conditions improved, costs continued to be controlled and gains were made in market share. Sales in 1994 were $692.7 million, an increase of 13% over 1993's sales of $611.3 million. Net earnings increased to $35.6 million, a 25% improvement over 1993's earnings of $28.4 million. Each of the Company's three operating segments recorded excellent improvements over the strong operating results reported a year ago. While raw material cost increases and operational start-up costs affected gross margins during 1994, the Company was successful in achieving a ratio of selling and administrative expenses to sales of 14.9%, surpassing the Company's objective of 15% and last year's ratio of 16.1%.

During 1994, the Company completed two acquisitions, adding to its construction materials and general industry segments. In October 1994, the Company acquired the coatings and waterproofing business of Quaker Construction Products, Inc. This acquisition increased the Company's presence in the waterproofing segment of the commercial construction industry and allowed the Company to solidify a position as a full service supplier to the roofing industry. On December 31, 1994, the Company completed the acquisition of Sparta Brush Company, a leading manufacturer of specialized brushes and cleaning tools. Sparta is a leading supplier to the foodservice, food and dairy processing, marine and janitorial markets and now operates as a unit of the Company's foodservice plastics operations. The two acquisitions should generate approximately $20.0 million in sales in 1995.

Two divestitures were also completed during 1994 as the Company sold its DSI and NETstor operations to third parties. DSI, which sells connectivity and migrating systems, and NETstor, which develops and sells storage management software, had total sales while part of company operations of $6.6 million in 1994 and $9.9 million in 1993 and were part of the general industry segment.

Sales in 1994 of $692.7 million were $81.4 million higher than 1993's sales of $611.3 million, a 13% increase. Sales in 1992 were $528.1 million. A summary of sales by operating segment is presented below.

                                        1994           1993           1992
                                       ------         ------         ------

Construction Materials                 $288.6         $247.6         $198.7
Transportation Products                $200.2         $177.0         $172.9
General Industry                       $203.9         $186.7         $156.5
                                       ------         ------         ------
Total                                  $692.7         $611.3         $528.1


Construction Materials segment sales increased 17% in 1994 to $288.6 million compared to $247.6 million in 1993. Domestic non-residential roofing sales accounted for a majority of the increase as over 25% more square feet of roofing membrane was shipped in 1994 versus 1993. Market share gains were achieved from increased participation in the private label market and through strong marketing of the Company's "Sure-Seal[REGISTRATION MARK]" roofing products. Metal roofing, coatings and waterproofing, and international operations also participated in the overall improved construction market in 1994, adding to the higher segment sales compared to the prior year.

Transportation Products segment sales totalled $200.2 million in 1994, a 13% increase over 1993. The Company's custom-molded and extruded plastics and rubber parts operations participated in the strong domestic automotive markets in 1994 while expanding its production capabilities. At the beginning of 1994 operation of the Company's Lake City, Pennsylvania plant was transferred from the foodservice plastics operations to this segment. The strong market, new products and additional capacity combined for an increase of over 25% in sales from these plastic and rubber operations in 1994 versus 1993. Heavy duty friction sales to truck and trailer manufacturers continued to be strong in 1994, as truck and trailer build levels remained high throughout the year. Aftermarket friction sales levels were somewhat stagnant in 1994 due to very competitive pricing. New products in both the industrial friction and braking systems operations were successfully marketed during 1994, increasing sales levels from these operations. Aircraft wire product sales declined in 1994 over $2.0 million compared to a year ago. Fewer purchases of aircraft by commercial airlines and cuts in defense spending caused a recession in both the commercial and military aircraft industry, impacting 1994 sales. The Company's container manufacturing operation recorded its initial sales toward the end of 1994, contributing almost $0.5 million in sales for the year.

General Industry segment sales increased $17.2 million to $203.9 million in 1994 compared to 1993, a 9% improvement. The segment sales comparisons are unfavorably impacted when comparing 1994 to 1993 by approximately $7.7 million due to the divestitures of DSI and NETstor and the transfer of the Lake City, Pennsylvania plant in 1994. Another record performance by the Company's specialty tires and wheels operations in 1994 resulted in an increase in sales of $19.5 million compared to its previous record of a year ago. Strong market share gains and the continued strength in demand for lawn and garden, trailer and golf car equipment combined for the increased tires and wheels revenues. Replacement sales were also up in 1994, though at a much lower level than sales to the original equipment market, as production capabilities were prioritized to meet the original equipment demand. Foodservice plastics operations also produced a very successful year in 1994. Expanded foodservice plastics product offerings combined with aggressive marketing programs and the operation's strong distribution network to improve domestic sales in 1994. International sales also increased in 1994 in the first full year of operating a separate distribution facility in Europe. Overall, foodservice plastics operations increased sales by over 9% in 1994 versus comparable operations in 1993. High speed data wire and cable sales improved slightly in 1994, but a strong finish to the year and a good backlog should bring even better performance in 1995.

Net Earnings increased 25% to a record $35.6 million, $2.30 a share, in 1994. This compares to total net earnings of $28.4 million, $1.83 a share, in 1993 and $24.7 million, or $1.61 a share, in 1992. Strong operating performances by each of the Company's major operations accounts for record earnings in 1994, despite the absorption of $2.7 million of initial year costs of the Company's container manufacturing operation.

A summary of after-tax results for the last three years is presented below.

                                         1994           1993           1992
                                        -----          -----          -----

Net earnings-
Continuing operations                   $35.6          $28.4          $24.2
Per share                               $2.30          $1.83          $1.58
Discontinued operations                  ---            ---           $ 0.5
Per share                                ---            ---           $0.03
                                        -----          -----          -----

Net Earnings                            $35.6          $28.4          $24.7
Per share                               $2.30          $1.83          $1.61
                                        -----          -----          -----


Earnings by operating segment, before income tax, interest, and corporate expense, are summarized below.

                                         1994           1993           1992
                                        -----          -----          -----

Construction Materials                  $35.1          $25.5          $23.7
Transportation Products                 $13.5          $11.6          $11.6
General Industry                        $21.4          $18.9          $12.7
                                        -----          -----          -----
Total                                   $70.0          $56.0          $48.0


Construction Materials segment earnings in 1994 increased a strong 38% over 1993's results. The segment's $41 million increase in sales drove earnings higher, as margins improved slightly and operating expenses were well controlled. Margins were unfavorably impacted by increased sales of lower margin items and raw material cost increases which were unable to be passed along to customers. These negative items were offset by increased absorption of expenses achieved from the higher production levels and cost reduction programs designed to improve plant efficiencies. Selling and administrative expenses in 1994 as a ratio to sales dropped 9% when compared to 1993, as streamlined administrative organizations handled the volume increases throughout the year.

Transportation Products segment earnings improved 16% in 1994, after flat earnings comparisons between 1993 and 1992. The segment's 1994 pre-tax earnings include start-up costs associated with the Company's container manufacturing operation of $2.7 million. The other operations in the segment produced strong earnings increases on the strength of 1994's revenue increases. Custom plastics and rubber operations achieved better margins in 1994, halting the decline caused by pricing actions in the automotive market segment. Improved efficiencies, increased expense absorption and a more profitable product mix contributed to a 5% margin rate improvement in 1994. Friction and braking systems operations effectively controlled costs and expenses as their sales volumes increased during 1994. Selling and administrative expenses as a ratio to sales improved 10% for these operations in 1994. The friction operation's joint venture in Mexico was not profitable in 1994 and its Brazilian operation was shut down during the year, negatively impacting earnings of the segment by over $1.5 million on a pre-tax basis in 1994. Aircraft wire operations, despite a $2.2 million reduction in sales, maintained consistent profitability between 1994 and 1993.

General Industry segment earnings increased 13% in 1994 versus 1993. Specialty tires and wheels operations achieved another record earnings improvement in 1994 despite declining margins. Raw material cost increases, pricing pressure and start-up costs associated with a new manufacturing site in China contributed to lower margin rates. Lower selling and administration expenses on a $19.5 million increase in sales in 1994, however, created an earnings improvement of over 25% compared to 1993. Foodservice plastics operations were able to improve margins in 1994 on higher production volumes while absorbing higher material costs. Operating expense ratios were improved contributing to overall earnings improvement from foodservice plastics operations of over 20% in 1994.
Offsetting the gains made by the two major operations of this segment in 1994 were expenses and reduced earnings associated with the divested operations of NETstor and DSI, and Vistatech's ceramic tape operation.

Gross Margins as a percent of sales were 25.5% in 1994 compared to 25.9% in 1993 and 26.3% in 1992. Manufacturing start-up costs and under-absorbed overhead at the Company's container manufacturing and ceramic tape operations, as well as the divestiture of two high margin operations resulted in the decline in margins in 1994. All major operations within the construction materials and transportation products segments, as well as foodservice plastics operations, improved gross margin ratios in 1994.

Across most operations, raw material costs rose in 1994, but little success was achieved in passing these increased costs through to the customers. Higher production volumes, however, allowed manufacturing expenses to be more effectively absorbed resulting in improved gross margins at most operations in 1994.

Selling and Administrative expenses declined as a percent of sales to 14.9% in 1994, from 16.1% in 1993 and 16.4% in 1992. The strong performance in controlling expenses was evident in the fact that selling and administrative expenses rose just $4.5 million to support the 1994 sales increase of $81.4 million. The best improvement in expense control was achieved by construction materials operations, as programs to reduce administrative expenses and improve productivity were effectively in place in 1994. General industry operations also contributed to the lower expense ratios as both specialty tires and wheels and foodservice plastics operations maintained strong cost controls. Friction and braking systems operations successfully reduced selling expenses while increasing sales over 7% in 1994.

Research and Development expenses increased to $11.9 million in 1994 compared to $11.2 million in 1993 and $10.7 million in 1992. The additional research and development expenses incurred as a result of the start-up of the Company's container manufacturing was one of the reasons for the increase in 1994. Construction materials operations also incurred higher research expenses in 1994, as a number of product development projects were on-going throughout the year.

Interest Expense was $4.6 million in 1994, $4.3 million in 1993 and $5.2 million in 1992. In the second half of 1994, the Company secured $8.0 million of low-rate, industrial development bonds to finance equipment purchases for its container manufacturing operations. This action, along with higher interest rates in the latter half of 1994, contributed to the higher interest expense in 1994. In 1993, the Company paid down $12.0 million of its 8.09% senior notes and refinanced its $8.5 million revenue bond issue to an adjustable rate instrument, causing the interest expense reduction between 1993 and 1992.

Income Taxes were computed for financial statement purposes at 39.5% in 1994, the same rate used in 1993, compared to the 39.0% rate used in 1992. The increase in the corporate federal tax rate legislated in 1993 is reflected in the 1994 and 1993 income tax rate for the Company. An analysis of income taxes for each year is presented in the Notes to Consolidated Financial Statements.

Order Backlog was $103.9 million at December 31, 1994 and $86.4 million at December 31, 1993. Improved market conditions and market share gains were particularly evident in stronger backlog positions at construction materials and general industry operations. Specialty tires and wheels operations, which serve markets which are cyclically stronger in the first half of the year, recorded backlog levels almost 40% higher than a year ago. A similar increase when compared to a year ago was recorded by foodservice plastics operations at the end of 1994.

Accounts Receivable were $99.4 million at year end 1994 compared to $91.2 million at the end of 1993. Higher fourth quarter sales revenue at each of the Company's major operations were the primary factors reflected in the higher receivables balance. The acquisitions made in 1994 account for approximately $2.8 million of the increase at year end. Receivables continue to be well managed across the Company as throughout the year the average days accounts receivable remained outstanding declined to 60 days from 61 days in the prior year.

Inventories valued primarily by the last-in, first-out (LIFO) method were $74.9 million at December 31, 1994 compared to $65.0 million at December 31, 1993. The $9.9 million increase in year-end inventories is primarily attributable to construction materials and general industry operations. Construction materials inventories increased $3.8 million on a year-to-year basis reflecting higher demand and backlog levels at year end, as well as $2.0 million due to 1994's acquisition. Foodservice plastics operations account for $4.8 million of the Company's increased inventory levels at year end, again reflecting strong demand and backlog and also the operation's efforts to increase its ability to more effectively fill customer's orders. Specialized tires and wheels operations also recorded higher inventory levels at the end of 1994 in anticipation of another strong performance in the early stages of 1995.

Working Capital was $164.7 million at December 31, 1994 and $144.5 million at December 31, 1993. Cash balances have increased $19.2 million at year end 1994 versus 1993 as the result of strong operating performances during the year. Increased end of year sales and production activity is reflected in both receivables and inventories balances, as well as current liability accounts at December 31, 1994.

Capital Expenditures totalled $31.1 million in 1994 and $28.5 million in 1993. The major capital project for the Company in 1994 was the purchase of machinery and equipment for its container manufacturing facility, which began operations toward the end of 1994. Other significant projects in 1994 included the purchase of additional molds and assets to establish specialty tires and wheels operations in China, expansion of molding production capabilities at custom plastics and rubber operations and the purchase of presses and molds to increase capacity and product availability for foodservice plastics operations. In 1993, the major components of capital spending were projects to provide advanced technology into construction materials operations, increase capacity at specialty tires and wheels operations and expand automotive rubber and plastics operations.

Cash Flows provided by operating activities were $72.6 million in 1994 compared to $32.8 million in 1993. Strong earnings growth and aggressive management of receivables and payables contributed to the significant increase in operating cash in 1994. Investing activities, primarily Company acquisitions and capital expenditures, totalled $38.8 million in 1994 and $49.4 million in 1993. In 1994, the Company secured an additional $8.0 million in long-term financing, purchased $10.9 million of treasury stock and paid out $11.6 million in dividends. Of the treasury stock purchased, $9.9 million was re-issued for the acquisition of Sparta Brush Company. Comparably in 1993, the Company paid down $12.0 million in long-term debt and paid out $10.7 million in dividends. Overall, cash available for operations increased to $71.0 million at the end of 1994 compared to $51.8 million at the end of 1993.

The Company's primary liquidity and capital sources are its operations, bank lines of credit and long-term borrowings. The Company continues to have substantial borrowing capacity and financial flexibility.

The Company recognizes the importance of its responsibilities toward matters of environmental concern. Programs are in place to monitor and test facilities and surrounding environments, as well as to recycle materials where practical. The Company has not incurred any material charges relating to environmental matters in 1994 or prior years, and none are anticipated in the foreseeable future.

The 1995 outlook is good. In all major markets the Company's competitive position is sound. As 1994 has shown, the Company emerged from the recession well positioned. Continuation of the attention to fundamental practices of cost control, quality improvement, product development, and customer service, when combined with a variety of attractive market opportunities, will result in a year of solid performance.

Non-residential roofing markets, long dominated by repair and replacement demand, will see a continuation of the strengthened new construction roofing market following the record performance in 1994.

In the transportation markets, interest rate increases may temper automobile demand, but success in broadening the Company's base of customers for custom molded rubber and plastics products will lead to another year of improved performance. Following a period of record demand by original equipment customers of friction products, a resurgence is expected in demand for more profitable aftermarket products. A good domestic market outlook combined with improving international markets will provide the opportunity for strong performance. A steady improvement in the high performance wire and cable business is expected as gains in market share continue, derived from superior product advantages.

In 1994, the Company began to build a strong base of products and services to serve the international markets for containerized shipment of perishable cargo, primarily food. The initial market acceptance of the Company's specialized leasing joint venture has been very encouraging. A new container manufacturing facility shipped its first production units in November 1994. International container demand is strong and the long term outlook is for above average growth.

The Company's leading position in specialty tires and wheels is expected to result in another record year supported by the new low cost production capacity added in China during 1994. Foodservice plastics has been a targeted growth opportunity for Carlisle and this will continue. Record 1994 performance will be enhanced in 1995 with the December 1994 acquisition of Sparta Brush Company, the leading supplier of brushes to the commercial foodservice market.

Overall, the outlook for 1995 and beyond is good. The order backlog is strong, financial resources are secure. A tapering down of economic activity in domestic markets should not prevent the Company from producing improved results. The variety of markets served and growing international activities will sustain the Company's growth momentum.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                       CONSOLIDATED STATEMENT OF EARNINGS
                           FOR YEARS ENDED DECEMBER 31

(In thousands except per share data)

                                       1994           1993           1992
                                     --------      ---------      ---------
Net sales                            $692,650       $611,270       $528,052
                                     --------      ---------      ---------
Cost and expenses:
  Cost of goods sold                  516,282        452,792        389,191
  Selling and
   administrative
   expenses                           102,992         98,449         86,876
  Research and
   development
   expenses                            11,933         11,165         10,724
                                     --------      ---------      ---------
                                      631,207        562,406        486,791
                                     --------      ---------      ---------
Other income (deductions):
  Investment income                     2,977          3,158          4,646
  Interest expense                     (4,647)        (4,310)        (5,174)
  Other, net                             (982)          (800)        (1,013)
                                     --------      ---------      ---------
                                       (2,652)        (1,952)        (1,541)
                                     --------      ---------      ---------
Earnings from continuing
 operations before                     58,791         46,912         39,720
  income taxes
Income taxes                           23,223         18,534         15,492
                                     --------      ---------      ---------
Earnings from continuing
 operations                            35,568         28,378         24,228
                                     --------      ---------      ---------
Earnings from discontinued
 operations                               -              -              471
                                     --------      ---------      ---------
Net earnings                         $ 35,568       $ 28,378       $ 24,699
                                     --------      ---------      ---------
                                     --------      ---------      ---------

Average shares and                     15,480         15,478         15,337
equivalents
Net earnings per share:
 Continuing operations               $   2.30       $   1.83       $   1.58
 Discontinued operations                    -              -           0.03
                                     --------      ---------      ---------
                                     $   2.30       $   1.83       $   1.61

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(In thousands except per share data)


                                               Additional                    Cost of
                                  Common        Paid-in       Retained      Shares in
                                   Stock        Capital       Earnings       Treasury
                                 --------     ------------    --------      ---------
Balance at
 December 31, 1991                 9,833          1,039        234,906        (56,660)
  Net earnings                       -              -           24,699            -
  Cash dividends - $0.66
   a share                           -              -          (10,076)           -
  Exercise of stock
   options & other                   -              397             -          1,084
  Purchase of 46,566
   treasury shares                   -               -              -          (1,020)

                                -----------------------------------------------------

Balance at
 December 31, 1992                 9,833          1,436        249,529        (56,596)
  Net earnings                       -              -          28,378             -
  Cash dividends - $0.70
   a share                           -              -          (10,705)           -
  Exercise of stock
   options & other                   -              282            -             351
  Two-for-one stock split          9,832         (1,586)        (8,246)           -
  Purchase of 64,734
   treasury shares                   -              -              -           (1,985)

                                ------------------------------------------------------
 Balance at
 December 31, 1993               $19,665        $   132       $258,956       $(58,230)
  Net earnings                       -              -           35,568            -
  Cash dividends - $0.76
   a share                           -              -          (11,605)           -
  Exercise of stock
   options & other                   -            7,826            -            6,442
  Purchase of 328,741
   treasury shares                   -              -              -          (10,904)
                                ------------------------------------------------------
Balance at
 December 31, 1994               $19,665        $ 7,958       $282,919       $(62,692)



                  See accompanying notes to Consolidated Financial Statements.

                           CONSOLIDATED BALANCE SHEET
                                 AT DECEMBER 31


                                                        1994             1993
(In thousands except per                             ---------        ---------
 share data)

ASSETS
Current assets
  Cash and cash equivalents                          $  70,972        $  51,802
  Receivables, less allowances of $3,835 in
  1994 and $3,906 in 1993                               99,412           91,158
  Inventories                                           74,937           64,976
  Deferred income taxes                                 17,041           12,287
  Prepaid expenses and other                            10,881           12,287
                                                     ---------        ---------
        Total current assets                           273,243          236,679
                                                     ---------        ---------

Property, plant and equipment,
 net                                                   158,238          142,229
                                                     ---------        ---------

Other assets
  Patents and other intangibles                         18,373           15,831
  Investments and advances to affiliates                19,009           14,780
  Receivables and other assets                          10,951            7,889
  Deferred income taxe                                   5,469            2,955
                                                     ---------        ---------
    Total other assets                                  53,802           41,455
                                                     ---------        ---------
                                                     $ 485,283        $ 420,363
                                                     ---------        ---------
                                                     ---------        ---------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                                   $  34,123        $  28,681
  Accrued expenses                                      74,451           63,524
                                                     ---------        ---------
        Total current liabilities                      108,574           92,205
                                                     ---------        ---------

Long-term liabilities
  Long-term debt                                        67,498           59,548
  Product warranties                                    57,981           46,803
  Deferred compensation and other liabilities            3,380            1,284
                                                     ---------        ---------
        Total long-term liabilities                    128,859          107,635
                                                     ---------        ---------


Shareholders' equity
  Preferred stock, $1 par value. Authorized
   and unissued 5,000,000 shares
  Common stock, $1 par value. Authorized
    25,000,000 shares; issued 19,665,312
    shares                                              19,665           19,665
  Additional paid-in capital                             7,958              132
  Retained earnings                                    282,919          258,956
  Cost of shares in treasury - 4,252,782
   shares in 1994 and 4,412,188 shares
   in 1993                                             (62,692)         (58,230)
                                                     ---------        ---------
        Total shareholders' equity                     247,850          220,523
                                                     ---------        ---------
                                                     $ 485,283        $ 420,363
                                                     ---------        ---------
                                                     ---------        ---------


See accompanying Notes to Consolidated Financial Statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           FOR YEARS ENDED DECEMBER 31

(In thousands)


                                               1994           1993            1992
                                             -------        --------        --------
Operating Activities
  Net earnings                               $ 35,568       $ 28,378        $ 24,699
  Reconciliation of net earnings
   to cash flows:
   Depreciation                                18,322         18,125          17,159
   Amortization                                 3,618          2,563           1,647
   Loss (gain) on sales of property,
    equipment and business                        108             25            (992)
   Changes in assets and liabilities
    excluding effects of acquisitions
    and divestitures:
     Current and long-term receivables         (8,558)       (15,107)          1,234
     Inventories                               (7,572)        (5,792)          2,341
     Accounts payable and accrued expenses     13,763         14,284          (3,517)
     Prepaid, deferred and current income
      taxes                                     1,270         (4,293)          6,943
     Long-term liabilities                     13,302         (1,621)            673
     Other                                      2,755         (3,770)           (357)
                                             --------       --------        --------
     Net cash provided by operating
       activities                              72,576         32,792          49,830
                                             --------       --------        --------

Investing Activities
  Capital expenditures                        (31,082)       (28,490)        (19,924)
  Acquisitions, net of cash                    (8,417)       (15,701)           (997)
  Sales of property, equipment and business     4,881            921           4,309
  Other                                        (4,229)        (6,085)            198
  Net activities of discontinued operations      --             --            34,723
                                             --------       --------        --------
      Net cash provided by (used in)
      investing activities                    (38,847)       (49,355)         18,309
                                             --------       --------        --------

Financing Activities
  Proceeds from long-term debt                  8,000          2,500          23,000
  Reductions of long-term debt                    (50)       (12,050)         (3,850)
  Dividends                                   (11,605)       (10,705)        (10,076)
  Purchases of treasury shares                (10,904)        (1,985)         (1,020)
                                             --------       --------        --------
    Net cash provided by (used in)
     financing activities                     (14,559)       (22,240)         8,054
                                             --------       --------        --------

Change in cash and cash equivalents            19,170        (38,803)         76,193
Cash and cash equivalents
  Beginning of year                            51,802         90,605         14,412
                                             --------       --------        --------
  End of year                                $ 70,972       $ 51,802       $ 90,605
                                             --------       --------        --------
                                             --------       --------        --------


          See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



SUMMARY OF ACCOUNTING POLICIES

The consolidated financial statements include the accounts of the Company and its subsidiaries. Investments in affiliates where the Company does not have majority control, none of which are significant, are accounted for on the equity method. All material intercompany transactions and accounts have been eliminated.

The Company recognizes revenues from product sales upon shipment to the customer.

The Company generally considers securities with a remaining maturity of three months or less when acquired to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates market value.

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

Patents and other intangibles, obtained through acquisitions, are recorded at cost (net of accumulated amortization of $7.8 million and $5.4 million at December 31, 1994 and 1993, respectively) and amortized over their remaining lives averaging six to eight years. Also included is the excess of acquisition cost over the value of specifically identifiable assets acquired, $8.2 million and $2.3 million at December 31, 1994 and 1993, respectively, and is being amortized over various periods not exceeding 30 years. Amortization expense is recorded on the straight-line method.

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

Certain reclassifications have been made to prior years' information to conform to 1994 presentation.

INVENTORIES

The components of inventories are:


(In thousands)                                   1994                1993
                                               --------            --------

  FIFO cost (approximates current costs):
  Finished goods                                $47,885             $43,714
  Work in process                                 9,192               8,761
  Raw materials                                  30,622              27,212
                                               --------            --------
                                                $87,699             $79,687
  Excess of FIFO cost over LIFO value           (12,762)            (14,711)
                                               --------            --------
                                                $74,937             $64,976



PROPERTY, PLANT & EQUIPMENT

The components of property, plant and equipment are:



(In thousands)                                   1994                1993
                                               --------            --------

  Land                                         $  4,750            $  5,109
  Buildings & leasehold improvements             88,218              87,268
  Machinery & equipment                         241,069             216,289
  Projects in progress                            7,908              10,128
                                               --------            --------
                                                341,945             318,794
  Accumulated depreciation                     (183,707)           (176,565)
                                               --------            --------
                                               $158,238            $142,229


BORROWINGS

Long-term debt, all unsecured, includes:


  (In thousands)                                  1994                1993
                                                -------             -------
  8.09% senior notes due 1998-2002              $48,000             $48,000
  Variable rate revenue bonds due 2008            8,500               8,500
  Variable rate revenue bonds due 2003            2,500               2,500
  Variable rate revenue bonds due 2004            8,000               ---
  Other                                             548                 598
                                                -------             -------
                                                $67,548             $59,598
  Less current maturities                            50                  50
                                                -------             -------
                                                $67,498             $59,548


At December 31, 1994, the fair value of each of the above debt instruments and two interest rate swaps with a $30 million aggregate notional amount and a 21-month remaining term, were not materially different from their carrying amount.

The weighted average interest rates on the revenue bonds for 1994 and 1993 were 3.1% and 3.2%, respectively.

The debt facilities contain various restrictive covenants and limitations, all of which were complied with in 1994 and 1993.

Cash payments for interest were $4.4 million in 1994, $4.9 million in 1993, and $3.7 million in 1992.

The Company had $5.7 million and $10.1 million of outstanding letters of credit issued against credit lines at December 31, 1994 and 1993, respectively.

The aggregate amount of long-term debt maturing in each of the five years subsequent to December 31, 1994 is approximately $0.1 million a year through 1997 and $9.7 million in 1998 and 1999.

ACQUISITIONS

Acquisitions completed by the Company in the last three years include: 1994-Sparta Brush Company, a manufacturer of specialized brushes and cleaning tools, and the coatings and waterproofing business of Quaker Construction Products, Inc; 1993-ECI Building Components, Inc., a metal roofing manufacturer and Goodyear Tire & Rubber Company's Roofing System Division, a distributor and seller of non-residential roofing systems. These acquisitions were completed for cash, assumption of debt, and issuance of stock aggregating approximately $49.7 million and have been accounted for as purchases. The Sparta Brush Company acquisition included the issuance of treasury shares amounting to $9.9 million in 1994.

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

In 1992, the Company sold its quarter-inch tape business, as well as its half-inch tape business, to substantially eliminate the operations which were classified as discontinued operations. The Company recognized earnings in 1992 from discontinued operations of $0.9 million, $0.5 million after-tax, as it adjusted its estimates due to better than anticipated performance. At December 31, 1993, all discontinued businesses had been sold.

SHAREHOLDERS' EQUITY

On April 20, 1993, the Company's Board of Directors authorized a two-for-one stock split which was issued on June 1, 1993, to shareholders of record on May 11, 1993. The split resulted in the issuance of 9,832,656 new shares of common stock and the reissuance of 2,175,479 shares of common stock held in treasury. All references in the financial statements to average number of shares outstanding and related prices, per share amounts, and stock option plan data have been restated to reflect the split.

The Company has a Stockholders' Rights Plan which is designed to protect shareholder investment values. A dividend distribution of one Preferred Stock Purchase Right for each outstanding share of the Company's common stock was declared, payable to shareholders of record on March 3, 1989. The rights will become exercisable under certain circumstances, including the acquisition of 25% of the Company's common stock, or 40% of the voting power, in which case all rights holders except the acquiror may purchase the Company's common stock at a 50% discount. If the Company is acquired in a merger or other business combination, and the rights have not been redeemed, rights holders may purchase the acquiror's shares at a 50% discount.

Common shareholders of record May 30, 1986 are entitled to five votes per share. Common stock acquired subsequent to that date entitles the holder to one vote per share until held four years, after which time the holder is entitled to five votes.

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

In 1994, 11,333 shares of restricted stock were issued and 553 shares were surrendered under the terms of the Program. At December 31, 1994 an additional 558,438 shares of the Company's common stock was available for issuance as restricted stock.

The activity under the stock option plan is as follows:


                                                   NUMBER               OPTION
                                                  OF SHARES             PRICES
                                                  ---------         ------------
  Outstanding at December 31, 1991                 348,374          $13.88-18.00
  Options granted                                  118,300              19.57
  Options exercised                                (72,998)          15.00-19.57
  Options surrendered                               (7,162)          13.88-19.57
                                                  --------

  Outstanding at December 31, 1992                 386,514          $13.88-19.57
  Options granted                                  293,775           24.63-30.75
  Options exercised                                 (7,030)          13.88-19.56
  Options surrendered                              (12,900)          19.56-24.63
                                                  --------

  Outstanding at December 31, 1993                 660,359          $16.13-30.75
  Options granted                                  100,500           32.50-34.50
  Options exercised                               (119,790)          16.13-24.63
  Options surrendered                              (14,433)             24.63
                                                  --------

  Outstanding at December 31, 1994                 626,636          $16.13-34.50
                                                  --------
                                                  --------

  Exercisable at December 31, 1994                 428,346          $16.13-34.50
                                                  --------
                                                  --------

  Available for grant at
    December 31, 1994                              539,731
                                                  --------
                                                  --------


RETIREMENT PLANS

The Company maintains defined benefit retirement plans for the majority of its employees. Benefits are based primarily on years of service and earnings of the employee. Plan assets consist primarily of publicly-listed common stocks and corporate bonds.



Pension expense includes:


  (In thousands)                         1994             1993            1992
                                        ------           ------          ------
  Service Cost                          $2,498           $2,396          $2,435
  Interest cost on projected
    benefit obligation                   5,037            5,053           4,892
  Actual return on plan assets          (5,757)          (8,617)         (4,488)
  Net amortization and deferral            (57)           2,944          (1,000)
                                        -------          -------         ------

  Total pension expense                 $1,721           $1,776          $1,839


The funded status of the plans at December 31 was:

(In thousands)                              1994                1993
                                          -------             -------
  Actuarial present value of
    accumulated benefit obligation:
  Vested                                  $55,728             $56,680
  Non-vested                                1,140               1,025
                                          -------             -------
                                          $56,868             $57,705
                                          -------             -------
                                          -------             -------

Plan assets at fair value                 $68,992             $71,811
  Projected benefit obligation            (66,242)            (68,548)
                                          -------             -------

  Plan assets in excess of projected
    benefit obligation                      2,750               3,263
Unamortized transition asset               (5,658)             (5,695)
  Unrecognized prior service costs          5,657               4,413
  Unrecognized net gains                   (7,341)             (6,830)
                                          -------             -------
  Accrued pension expense                 $(4,592)            $(4,849)
                                          -------             -------
                                          -------             -------


The projected benefit obligation was determined using an assumed discount rate of 8.25% in 1994 and 7.75% in 1993. The assumed rate of compensation increase was 4.5% in 1994 and 1993. The expected rate of return on plan assets was 8.75% in 1994, 1993 and 1992.

The Company also has a limited number of unfunded post-retirement benefit programs. In the first quarter of 1993, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 106, "Employers Accounting for Post-Retirement Benefits Other Than Pensions". The Company elected to record the previously unrecognized obligations arising from the adoption of SFAS No. 106 prospectively as a component of future years expense, amortized over a 20 year period. The SFAS No. 106 expense for the Company, inclusive of the components of service costs, interest costs and the amortization of the unrecognized transition obligation, was approximately $0.6 million, $0.4 million after tax during 1994 and 1993. This expense was not materially different than the Company's post-retirement benefits expense in 1992. The projected benefit obligation related to these plans is not material.

INCOME TAXES

The provision for income taxes was as follows:


  (In thousands)                       1994         1993        1992
                                     -------      -------     -------

  Continuing operations              $23,223      $18,534     $15,492
  Discontinued operations               --           --           390
                                     -------      -------     -------
  Total provision                    $23,223      $18,534     $15,882
                                     -------      -------     -------
                                     -------      -------     -------
Currently payable
    Federal                          $18,276      $15,981     $ 6,330
    State, local and other             8,046        4,272       3,003
                                     -------      -------     -------
                                     $26,322      $20,253     $ 9,333
  Deferred (benefit)
    Federal                          $  (839)     $(1,588)    $ 5,661
    State, local and other            (2,260)        (131)        888
                                     -------      -------     -------

                                     $(3,099)     $(1,719)    $ 6,549
                                     -------      -------     -------
  Total Provision                    $23,223      $18,534     $15,882
                                     -------      -------     -------
                                     -------      -------     -------

Deferred tax assets (liabilities) are comprised of the following at December 31:


  (In thousands)                        1994            1993
                                     --------        --------
  Product warranty                   $ 26,737        $ 19,728
  Inventory reserves                    1,822           1,636
  Doubtful receivables                  1,748           2,000
  Employee benefits                     5,162           3,739
  Asset write-downs and
    relocation expense                  1,386           2,477
  Other, net                            8,684           6,568
                                     --------        --------
  Deferred assets                    $ 45,539        $ 36,148
                                     --------        --------


  Depreciation                       $(21,433)       $(13,901)
  Other, net                           (1,596)         (2,836)
                                     --------        --------
  Deferred liabilities               $(23,029)       $(16,737)
                                     --------        --------

  Net deferred tax assets            $ 22,510        $ 19,411
                                     --------        --------
                                     --------        --------



No valuation allowance is required for the deferred tax assets based on the Company's past tax payments and estimated future taxable income.

A reconciliation of taxes computed at the statutory rate with the tax provision is as follows:


  (In thousands)                      1994         1993       1992
                                     -------      -------   -------
  Federal income taxes
    at statutory rate                $20,577      $16,419   $13,798
  State income taxes, net of
    federal income tax benefit         2,881        2,051     1,944
  Other, net                            (235)          64       140
                                     -------      -------   -------
                                     $23,223      $18,534   $15,882


  Effective income tax rate             39.5%       39.5%       39%


The Company adopted SFAS No. 109 "Accounting for Income Taxes", in 1992 and applied its provisions retroactively to 1990.

Cash payments for income taxes were $22.3 million, $23.6 million and $9.6 million in 1994, 1993 and 1992, respectively.

SEGMENT INFORMATION

The Company's continuing operations are classified into the following business segments:

CONSTRUCTION MATERIALS--elastomeric membranes, adhesives and related products for roofing systems and water barrier applications, metal roofing components and outdoor recreation tiles.

TRANSPORTATION PRODUCTS--custom manufactured rubber and plastic products for the automotive market, brake linings and pads for heavy-duty trucks, trailers and off-road vehicles, specialty friction products, brakes and actuation systems for construction equipment, refrigerated containers and insulated wire products.

GENERAL INDUSTRY--molded plastic foodservice products, small pneumatic tires, stamped and roll-formed wheels, medical monitoring devices and insulated wire products.

CORPORATE--includes general corporate and idle property expenses. Corporate assets consist primarily of cash and cash equivalents and excess facilities.

Financial information for continuing operations by reportable business segment is included in the following summary:


(In thousands)
                                                              EARNINGS
                                                               BEFORE                        DEPREC.
                                                               INCOME                           &           CAPITAL
                                                 SALES          TAXES         ASSETS         AMORT.        SPENDING
                                               --------       --------       --------       --------       --------

1994
- ----

Construction Materials                         $288,533       $ 35,066       $155,383       $  5,886       $  3,166
Transportation Products                         200,213         13,497        122,031          8,906         16,403
General Industry                                203,904         21,391        105,482          6,296         11,214
Interest, net                                      --           (1,670)          --             --             --
Corporate                                          --           (9,493)       102,387            852            299
                                               --------       --------       --------       --------       --------
                                               $692,650       $ 58,791       $485,283       $ 21,940       $ 31,082
                                               --------       --------       --------       --------       --------
                                               --------       --------       --------       --------       --------

1993
- ----

Construction Materials                         $247,573       $ 25,496       $139,990       $  5,762       $  3,474
Transportation Products                         177,005         11,622        109,523          7,220         10,887
General Industry                                186,692         18,904         90,534          6,864          9,074
Interest, net                                      --           (1,152)          --             --             --
Corporate                                          --           (7,958)        80,316            842          5,055
                                               --------       --------       --------       --------     ----------
                                               $611,270       $ 46,912       $420,363       $ 20,688       $ 28,490
                                               --------       --------       --------       --------     ----------
                                               --------       --------       --------       --------     ----------



                                                              EARNINGS
                                                               BEFORE                        DEPREC.
                                                               INCOME                           &           CAPITAL
                                                 SALES        TAXES(1)        ASSETS         AMORT.        SPENDING
                                               --------       --------       --------       --------       --------

1992
- ----

Construction Materials                         $198,737       $ 23,715       $ 99,034       $  5,098       $  2,451
Transportation Products                         172,849         11,603         97,196          7,026          7,830
General Industry                                156,466         12,685         78,116          6,187          8,330
Interest, net                                       --            (528)           --             --            --
Corporate                                           --          (7,755)       108,904            495          1,313
                                               --------       --------       --------       --------      ---------
                                               $528,052       $ 39,720       $383,250       $ 18,806       $ 19,924
                                               --------       --------       --------       --------      ---------
                                               --------       --------       --------       --------      ---------


QUARTERLY FINANCIAL DATA


(In thousands except per share
 data) (unaudited)                              FIRST          SECOND          THIRD         FOURTH          YEAR
                                              ---------        -------        -------        -------       --------


1994
- ----
Net sales                                     $ 154,700        183,787        184,131        170,032       $692,650
Gross margin                                  $  39,467         47,246         47,790         41,865       $176,368
Operating expenses                            $  27,883         29,874         29,765         27,403       $114,925
Net earnings                                  $   6,758         10,105         10,235          8,470       $ 35,568
Net earnings per share:                            0.44           0.65           0.66           0.55           2.30


1993
- ----

Net sales                                     $ 138,420        160,785        160,615        151,450       $611,270
Gross margin                                  $  35,174         41,953         41,623         39,728       $158,478
Operating expenses                            $  24,855         29,049         28,054         27,656       $109,614
Net earnings                                  $   5,901          7,483          8,061          6,933       $ 28,378
Net earnings per share:                       $    0.38           0.48           0.52           0.45       $   1.83




All per share amounts have been restated to reflect the two-for-one stock split on June 1, 1993.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors
Carlisle Companies Incorporated:

We have audited the accompanying consolidated balance sheet of Carlisle Companies Incorporated and subsidiaries as of December 31, 1994, and the related consolidated statements of earnings, shareholders' equity, and cash flows for the year then ended. These financial statements and the supplementary notes referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and supplementary notes based on our audit. The consolidated financial statements of Carlisle Companies Incorporated and subsidiaries as of December 31, 1993 and 1992 were audited by other auditors whose report dated February 2, 1994 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Carlisle Companies Incorporated and subsidiaries as of December 31, 1994, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary notes to the consolidated financial statements listed in Item 14 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These supplementary notes have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                  Arthur Andersen LLP


                                                  /s/ Arthur Andersen LLP


New York, New York
January 30, 1995

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Carlisle Companies Incorporated:


We have audited the accompanying consolidated balance sheet of Carlisle Companies Incorporated and subsidiaries as of December 31, 1993, and the related consolidated statements of earnings, shareholders' equity and cash flows for the years in the two-year period ended December 31, 1993. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carlisle Companies Incorporated and subsidiaries as of December 31, 1993, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1993, in conformity with generally accepted accounting principles.


                                                  KPMG Peat Marwick LLP

                                                  /s/ KPMG Peat Marwick LLP


Syracuse, New York
February 2, 1994

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth certain information relating to each executive officer of the Company as of December 31, 1994, as furnished to the Company by the executive officers. Except as otherwise indicated each executive officer has had the same principal occupation or employment during the past five years.


NAME                     AGE     POSITIONS WITH COMPANY        PERIOD OF SERVICE
- ----                     ---     ----------------------        -----------------

Stephen P. Munn          52      President and Chief             September, 1988
                                 Executive Officer of the                to date
                                 Company, since September,
                                 1988, and Chairman of the
                                 Board of the Company,
                                 since January, 1994.

Dennis J. Hall           53      Executive Vice President,          August, 1989
                                 Treasurer and Chief                     to date
                                 Financial Officer of the
                                 Company.  President, 1988-
                                 1989, Carrier Transicold, a
                                 division of United Tech-
                                 nologies Corporation.

John W. Altmeyer         36      Vice President, Corporate          August, 1989
                                 Development of the                      to date
                                 Company.  Previously held
                                 various financial positions
                                 with Carrier Corporation, a
                                 division of United Technolo-
                                 gies Corporation, since
                                 1981.

John S. Barsanti         43      Vice President, Planning            April, 1991
                                 and Administration of the               to date
                                 Company.  Chief Financial
                                 Officer, 1989-1991, Legrand
                                 SA, North American operations.

James B. Pineau          37      Vice President, Controller            May, 1989
                                 and Assistant Treasurer                 to date
                                 of the Company.  Previously
                                 held various financial
                                 management positions with
                                 Continental Information
                                 Systems, Inc., since 1987.

Scott C. Selbach         39      Vice President, Secretary            July, 1989
                                 and General Counsel of                  to date
                                 the Company.  Associate,
                                 1984-1989, Bond, Schoeneck
                                 & King, Syracuse, New York.


The officers have been elected to serve at the pleasure of the Board of Directors of the Company. There are no family relationships between any of the above officers, and there is no arrangement or understanding between any officer and any other person pursuant to which he was selected an officer.

Information required by Item 10 with respect to directors of the Company is incorporated by reference to the Company's definitive proxy statement filed with the Securities and Exchange Commission on March 7, 1995.

ITEM 11.  EXECUTIVE COMPENSATION.

Information required by Item 11 is incorporated by reference to the Company's definitive proxy statement filed with the Securities and Exchange Commission on March 7, 1995.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

Information required by Item 12 is incorporated by reference to the Company's definitive proxy statement filed with the Securities and Exchange Commission on March 7, 1995.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Not Applicable

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

Financial statements required by Item 8 are as follows:

          Consolidated Statement of Earnings, years ended December 31, 1994, 1993 and 1992
          Consolidated Statement of Shareholders' Equity, years ended December 31, 1994, 1993 and 1992
          Consolidated Balance Sheet, December 31, 1994 and 1993
          Consolidated Statement of Cash Flows, years ended December 31, 1994, 1993 and 1992
          Notes to Consolidated Financial Statements

Financial statement supplementary notes applicable to the filing of this report are as follows:
                                                       Page

     1.   Other current liabilities                     35
     2.   Discontinued operations                       35

All other schedules are omitted because the required information is inapplicable or the information is presented in the financial statements or related notes.


Exhibits applicable to the filing of this report are as follows:

   (3)    By-laws of the Company *
   (3.1)  Restated Certificate of Incorporation as amended April 22, 1991****
   (4)    Shareholders' Rights Agreement, February 8, 1989.*
   (10.1) Executive Incentive Program.**
   (10.2) Representative copy of Executive Severance Agreement, dated December
          19, 1990, between the Company and certain individuals, including the five most highly compensated executive officers of the Company.***
   (10.3) Summary Plan Description of Carlisle Companies Incorporated Director
          Retirement Program, effective November 6, 1991.***
   (21)   Subsidiaries of the Registrant.
   (23)   Consent of Independent Public Accountants.
   (27) Financial Data Schedule as of December 31, 1994 and for the twelve months ended December 31 1994.

     * Filed as an exhibit to the Company's annual report on Form 10-K for the year ended December 31, 1988 and incorporated herein by reference.

    ** Filed with the Company's definitive proxy statement dated March 9, 1994 and incorporated herein by reference.

   *** Filed as an Exhibit to the Company's annual report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.

  **** Filed as an Exhibit to the Company's annual report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference.



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

March 7, 1995

                CARLISLE COMPANIES INCORPORATED AND SUBSIDIARIES
          SUPPLEMENTARY NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


                               DECEMBER 31, 1994



Note 1.  OTHER CURRENT LIABILITIES -    Other current liabilities
                                        at December 31 consist of
                                        the following:


                                                   (000's)

                                            1994           1993
                                         -------         ------
Employee compensation and benefits       $16,038         14,676
Product warranties                        26,639         21,404
Insurance                                  7,433          5,867
Other accrued expenses                    24,341         21,577
                                         -------         ------
                                          74,451         63,524
                                         -------         ------
                                         -------         ------



Note 2.  DISCONTINUED OPERATIONS

Net sales from discontinued operations were $58.4 million in 1992.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Carlisle Companies Incorporated


Under date of February 2, 1994, we reported on the consolidated balance sheet of Carlisle Companies Incorporated and subsidiaries as of December 31, 1993, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 1993 as contained in the annual report on Form 10-K for the year ended December 31, 1993. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related supplementary notes and financial statement schedules as listed in Item 14 of the Form 10-K. These supplementary notes and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these supplementary notes and financial statement schedules based on our audits.

In our opinion, such supplementary notes and financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                        KPMG Peat Marwick LLP


                                        /s/ KPMG Peat Marwick LLP

Syracuse, New York
February 2, 1994

                         CARLISLE COMPANIES INCORPORATED
                          COMMISSION FILE NUMBER 1-9278
                                    FORM 10-K
                     FOR FISCAL YEAR ENDED DECEMBER 31, 1994

                                  EXHIBIT LIST

                                                                            PAGE
                                                                            ----

(21)      Subsidiaries of the Registrant

(23)      Consent of Independent Public
           Accountants

(23.1)    Independent Auditors' Consent

(27)      Financial Data Schedule as of
           December 31, 1994 and for the twelve
           months ended December 31, 1994