Form 10-Q
period 1995-03-31
CARLISLE COMPANIES INC
filed 1995-05-15
CIK 790051

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.    20549


                                    FORM 10-Q
(Mark One)
                     QUARTERLY REPORT PURSUANT TO SECTION 13
  [X]            OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended         MARCH 31, 1995
                                     ------------------------------------------

                                       OR

                    TRANSITION REPORT PURSUANT TO SECTION 13
  [  ]           OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number                   1-9278
                      ---------------------------------------------------------

                         CARLISLE COMPANIES INCORPORATED
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         DELAWARE                                 31-1168055
- -------------------------------------------------------------------------------
(State or other jurisdiction of                (I.R.S. employer
 incorporation or organization)               identification no.)


250 SOUTH CLINTON STREET, SUITE 201, SYRACUSE, NEW YORK         13202
- -------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip code)

                                  315-474-2500
- -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No__


Shares of common stock outstanding at May 1, 1995    15,373,902

                          PART I. FINANCIAL INFORMATION

                CARLISLE COMPANIES INCORPORATED AND SUBSIDIARIES
                  Condensed Consolidated Statement of Earnings

                   Three Months ended March 30, 1995 and 1994
                 (Dollars in thousands except per share amounts)



                                                         1995         1994
                                                      ---------     ---------
Net Sales                                             $ 187,972     $ 154,700

Cost and expenses:
  Cost of goods sold                                    143,529       115,233
  Selling and administrative expenses                    27,190        24,943
  Research and development expenses                       2,849         2,940
                                                      ---------     ---------
                                                        173,568       143,116
                                                      ---------     ---------
Operating profit                                         14,404        11,584

Other income (deductions):
  Investment income                                         891           738
  Interest expense                                       (1,431)       (1,043)
  Other, net                                                293          (108)
                                                      ---------     ---------
                                                           (247)         (413)

  Earnings before income taxes                           14,157        11,171

  Income taxes                                            5,596         4,413
                                                      ---------     ---------

  Net earnings                                         $  8,561      $  6,758
                                                      ---------     ---------
                                                      ---------     ---------
  Average common shares outstanding                      15,619        15,505
                                                      ---------     ---------
                                                      ---------     ---------
  Net earnings per share:                              $    .55      $    .44
                                                      ---------     ---------
                                                      ---------     ---------
  Dividends declared and paid per share                $    .20      $    .18
                                                      ---------     ---------
                                                      ---------     ---------


See accompanying notes to interim financial statements.

                CARLISLE COMPANIES INCORPORATED AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                      March 31, 1995 and December 31, 1994
                   (Dollars in thousands except share amounts)




                                                          MARCH 31,  DECEMBER 31,
                                                            1995        1994
                                                         ---------   ---------
ASSETS

CURRENT ASSETS
 Cash and cash equivalents                               $  58,923   $  70,972
 Receivables, less allowances of $4,150 in 1995
  and $3,835 in 1994                                       124,649      99,412
 Inventories                                                78,533      74,937
 Deferred income taxes                                      16,125      17,041
 Prepaid expenses and other                                 11,978      10,881
                                                         ---------   ---------
  TOTAL CURRENT ASSETS                                     290,208     273,243
                                                         ---------   ---------
PROPERTY, PLANT AND EQUIPMENT                              347,629     341,945
 Less accumulated depreciation                             186,583     183,707
                                                         ---------   ---------
  NET PROPERTY, PLANT AND EQUIPMENT                        161,046     158,238
                                                         ---------   ---------
OTHER ASSETS
 Patents and other intangibles                              17,467      18,373
 Investments and advances to affiliates                     10,429      19,009
 Receivables and other assets                                9,921      10,951
 Deferred income taxes                                       7,734       5,469
                                                         ---------   ---------
  TOTAL OTHER ASSETS                                        45,551      53,802
                                                         ---------   ---------
                                                          $496,805    $485,283
                                                         ---------   ---------
                                                         ---------   ---------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                         $ 38,026    $ 34,123
 Accrued expenses                                           76,881      74,451
                                                         ---------   ---------
  TOTAL CURRENT LIABILITIES                                114,907     108,574
                                                         ---------   ---------

LONG-TERM LIABILITIES
 Long-term debt                                             67,448      67,498
 Product warranties                                         59,447      57,981
 Deferred compensation and other liabilities                 3,200       3,380
                                                         ---------   ---------
  TOTAL LONG-TERM LIABILITIES                              130,095     128,859
                                                         ---------   ---------

STOCKHOLDERS' EQUITY:
 Common stock, $1 par value.  Authorized
 25,000,000 shares; issued 19,665,312 shares                19,665      19,665
 Additional paid-in capital                                  8,987       7,958
 Retained earnings                                         288,399     282,919
 Cost of shares in treasury (1995 - 4,291,507
  shares; 1994 - 4,252,782 shares)                         (65,248)    (62,692)
                                                         ---------   ---------
  TOTAL STOCKHOLDERS' EQUITY                               251,803     247,850
                                                         ---------   ---------
                                                          $496,805    $485,283
                                                         ---------   ---------
                                                         ---------   ---------



See accompanying notes to interim financial statements.

                CARLISLE COMPANIES INCORPORATED AND SUBSIDIARIES
                 Condensed Statements of Consolidated Cash Flows
                   Three Months ended March 31, 1995 and 1994
                             (Dollars in thousands)



                                                           1995        1994
                                                         --------     -------
OPERATING ACTIVITIES
 Net earnings                                             $ 8,561     $ 6,758
 Reconciliation of net earnings to cash flows:
  Depreciation                                              5,283       4,456
  Amortization                                                738         644
  Changes in assets and liabilities, excluding
   effects of acquisitions:
  Current and long-term receivables                       (22,752)    (16,246)
  Inventories                                              (3,174)     (8,542)
  Accounts payable and accrued expenses                     2,702       2,311
  Prepaid, deferred and current income taxes                3,648       2,613
  Long-term liabilities                                     1,286         596
  Other                                                       884         636
                                                         --------     -------
                                                           (2,824)     (6,774)
                                                         --------     -------
INVESTING ACTIVITIES
 Capital expenditures                                      (6,960)     (6,137)
 Acquisitions, net of cash                                 (5,243)        --
 Other                                                      8,966         761
                                                         --------     -------
                                                           (3,237)     (5,376)
                                                         --------     -------
FINANCING ACTIVITIES
 Reductions of long-term debt                                 (50)        (50)
 Dividends                                                 (3,081)     (2,748)
 Purchases of treasury shares                              (2,857)        --
                                                         --------     -------
                                                           (5,988)     (2,798)
                                                         --------     -------

CHANGE IN CASH AND CASH EQUIVALENTS                       (12,049)    (14,948)

CASH AND CASH EQUIVALENTS
 Beginning of period                                       70,972      51,802
                                                         --------     -------
 End of period                                            $58,923     $36,854
                                                         --------     -------
                                                         --------     -------

See accompanying notes to interim financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   Three Months Ended March 31, 1995 and 1994


(1) The accompanying unaudited condensed consolidated financial statements include the accounts of Carlisle Companies Incorporated and its wholly-owned subsidiaries (together, the "Company"). Intercompany transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with
     Article 10-01 of Regulation S-X of the Securities and Exchange Commission and, as such, do not include all information required by generally accepted accounting principles. However, in the opinion of the Company, these financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 1995 and December 31, 1994, the results of its operations for the three months ended March 31, 1995 and 1994, and its cash flows for the three months ended March 31, 1995 and 1994.


     While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's 1994 Annual Report to Stockholders.

(2)  The components of inventories are as follows:

                                                3/31/95  (000'S) 12/31/94
                                                -------           -------
           First-in, first-out (FIFO) costs:
            Finished goods                      $49,448           $47,885
            Work in process                       8,954             9,192
            Raw materials                        33,715            30,622
                                                -------           -------
                                                $92,117           $87,699

           Excess of FIFO cost over Last-in,
            First-out (LIFO) inventory value    (13,584)          (12,762)
                                                -------           -------
           LIFO inventory value                 $78,533           $74,937
                                                -------           -------
                                                -------           -------

(3) Net earnings per share of common stock are based on the weighted average number of shares outstanding of 15,618,872 for the three months ended March 31, 1995 assuming the exercise of dilutive stock options.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Carlisle Companies Incorporated achieved record first quarter performance, continuing the momentum of 1994. Sales in the first quarter of 1995 were a record $188.0 million, a 22% increase over 1994's sales of $154.7 million. Net earnings in 1995 were a first quarter record of $8.6 million, or $0.55 a share, compared to $6.8 million, or $0.44 a share, in the first three months of 1994. Sales and earnings improved across all three of the company's operating segments, with particularly strong first quarter performances from construction materials and general industry operations. Consolidated gross margins as a percentage of sales were adversely impacted by higher raw material costs, operational start up costs and less favorable product mixes in the first quarter of 1995 compared to the prior year. Selling and administrative expenses as a percent of sales continued to move downward to 14.5%, a significant improvement over first quarter 1994's ratio of 16.1%. Operating margins improved in all three market segments.

Construction Materials segment sales in the first three months of 1995 totalled $65.0 million, a 34% increase over 1994. Domestic roofing sales accounted for a majority of the segment's sales increase in the first quarter of 1995. Adhesives, coatings and product waterproofing sales to the construction market also produced higher sales in the period. Mild winter weather conditions resulted in higher demand for the company's roofing products, while marketing programs proved successful in increasing overall market share in the quarter. First quarter earnings from operations in the construction materials segment increased 45% in 1995 compared to a year ago. The strong increase in sales volume combined with lower expense levels in the quarter to achieve the earnings improvement. The mix of products sold in the quarter contributed to a lower gross margin ratio as a percentage of segment sales, but selling and administrative expenses as a ratio to sales dropped significantly when compared to the first quarter of 1994.

Transportation Products segment sales increased to $57.0 million in the first quarter of 1995, a 10% increase over 1994's sales of $51.9 million. Segment earnings in the quarter improved 14% over last year, despite the absorption of increased costs associated with the ramp up of initial production by the company's container manufacturing operation. The container operation recorded sales of $2.2 million in its initial quarter of operation. Braking systems operations had a strong first quarter, both domestically and in Europe, as new products gained acceptance and new accounts were established. Margins improved from increased production, lower costs and improved operating efficiencies. Heavy duty friction sales continued to be strong to the truck and trailer original equipment market, but margins tightened due to competitive pricing pressures and a shift in product mix. Research and development expenses across the friction and braking systems operations increased in the first quarter as a number of new products were prepared for introduction to the marketplace. The company's custom rubber and plastics operation also had a strong performance in the first quarter of 1995, as earnings improvements outpaced a 7% increase in sales over 1994. Productivity improvements, through increased automation and more efficient processes, along with higher production levels, contributed to better overall margin performance. Aircraft wire sales continued to trend downward due to the continued softness in the aircraft industry.

General Industry segment sales were 21% higher in the first quarter of 1995 versus 1994. Sales totalled $66.0 million for the first three months of 1995 compared to $54.5 million in 1994. Specialty tires and wheels operations increased sales by 20% in the quarter compared to 1994. The higher level of sales was achieved from increased penetration into the original equipment lawn and garden and golf car markets. However, due to continued raw material cost increases and an unfavorable sales mix in the first three months of 1995, specialty tires and wheels earnings increased only 13%. Capacity and inventory were insufficient to permit full servicing of aftermarket opportunities. The situation is being corrected. The operations continue to focus on minimizing selling and administrative costs, as evidenced by the operation's achieving an SG&A ratio of less than 7%. Foodservice plastics operations also recorded a strong first quarter performance as sales increased $6.7 million in 1995, with $2.9 million of the increase attributable to the acquisition of Sparta Brush Company late in 1994. A stronger market for commercial and institutional foodservice plastic products was present as 1995 began and it was supplemented by attractive new products and a strong promotional program by foodservice plastics operations. Earnings improved strongly as the productivity benefits gained from recent capital spending projects were realized and the higher sales levels were achieved with lower expense ratios. These factors more than offset the rise in raw material costs. Operations which were part of the general industry segment and have been sold or disposed of prior to the start of 1995, accounted for $2.7 million in sales in the prior year's first quarter.

Working capital balances at March 31, 1995 totalled $175.3 million compared to $164.7 million at December 31, 1994 and $148.6 million at March 31, 1994. The $10.6 million increase in working capital in the first quarter of 1995 reflects the record sales and earnings performance of the company's operations in the first three months of 1995. Cash and equivalents increased to $58.9 million from the year earlier level of $36.9 million. Accounts receivable and inventories both increased at a lower rate than sales.

There are no trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the company's liquidity increasing or decreasing in any material way nor are there any known material trends, favorable or unfavorable in the company's capital resources.

Long-term debt was reduced slightly to $67.4 million at March 31, 1995 compared to $67.5 million at December 31, 1994. Long-term debt balances at March 31, 1994 were $59.5 million. Debt, net of cash is $8.5 million at March 31, 1995, equal to 3% of the company's total long-term capital. The company continues to maintain a strong operating cash position with substantial borrowing capacity and financial flexibility.

We are optimistic that the good performance recorded in the first quarter will continue for the year. Even with the projected slowing of overall economic growth we believe that our strong competitive position will allow us to maintain our growth momentum domestically. This growth will be supplemented by increased international activity.

                            PART II.  OTHER INFORMATION



Item 6.    Exhibits and Reports on Form 8-K


(a)        Exhibits applicable to the filing of this report are as follows:

           (27) Financial Data Schedule as of March 31, 1995 and for the three months ended March 31, 1995.


(b) Report on Form 8-K: No reports on Form 8-K were filed during the quarter for which this report on Form 10-Q is filed.

                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                Carlisle Companies Incorporated



Date        May 11, 1995                          By    /s/ Dennis J. Hall
    ------------------------------                  ---------------------------
                                                        Dennis J. Hall
                                                        President