Form 10-Q
period 1995-06-30
CARLISLE COMPANIES INC
filed 1995-08-10
CIK 790051

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.    20549


                                    FORM 10-Q
(MARK ONE)
                     QUARTERLY REPORT PURSUANT TO SECTION 13
  [X]            OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED                JUNE 30, 1995
                              --------------------------------------------------

                                       OR

                    TRANSITION REPORT PURSUANT TO SECTION 13
  [  ]           OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                 TO
                              -----------------  -------------------------------

Commission file number                   1-9278
                      ----------------------------------------------------------

                         CARLISLE COMPANIES INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                       31-1168055
--------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. employer
 incorporation or organization)                          identification no.)


    250 South Clinton Street, Suite 201, Syracuse,  New York          13202
--------------------------------------------------------------------------------
    (Address of principal executive offices)                   (Zip code)


                                  315-474-2500
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No
   ----      ----


Shares of common stock outstanding at August 1, 1995     15,367,383
                                                      -----------------

                          PART I. FINANCIAL INFORMATION

                CARLISLE COMPANIES INCORPORATED AND SUBSIDIARIES
                  Condensed Statements of Consolidated Earnings
            Three Months and Six Months ended June 30, 1995 and 1994
                 (Dollars in thousands except per share amounts)


                                       THREE MONTHS ENDED         SIX MONTHS ENDED
                                       ------------------         ----------------
                                     JUNE 30,      JUNE 30,     JUNE 30,      JUNE 30,
                                       1995          1994         1995          1994
                                      ------        ------       ------        ------

Net Sales                          $ 200,802     $ 183,787    $ 388,774     $ 338,487

Cost and expenses:
  Cost of goods sold                 150,579       136,541      294,108       251,774
  Selling and administrative          25,935        26,808       53,125        51,751
  Research and development             2,792         3,066        5,641         6,006
                                     -------       -------      -------       -------
                                     179,306       166,415      352,874        309,531
                                     -------       -------      -------       -------

Operating profit                      21,496        17,372       35,900        28,956

Other income (deductions):
  Investment income                      647           790        1,538         1,528
  Interest expense                    (1,517)       (1,162)      (2,948)       (2,205)
  Other, net                             (67)         (297)         226          (405)
                                     -------       -------      -------       -------
                                        (937)         (669)      (1,184)       (1,082)
                                     -------       -------      -------       -------
Earnings before income taxes          20,559        16,703       34,716        27,874

Income taxes                           8,143         6,598       13,739        11,011
                                     -------       -------      -------       -------

Net earnings                        $ 12,416      $ 10,105     $ 20,977      $ 16,863
                                     -------       -------      -------       -------
                                     -------       -------      -------       -------

Average common shares outstanding     15,634        15,513       15,627        15,509
                                     -------       -------      -------       -------

Net earnings per share:             $    .79      $    .65     $   1.34      $   1.09
                                     -------       -------      -------       -------
                                     -------       -------      -------       -------

Dividends declared and
  paid per share                    $    .20      $    .18     $    .40      $    .36
                                     -------       -------      -------       -------
                                     -------       -------      -------       -------


See accompanying notes to interim financial statements.

                CARLISLE COMPANIES INCORPORATED AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                       June 30, 1995 and December 31, 1994
                   (Dollars in thousands except share amounts)


                                                         JUNE 30,  DECEMBER 31,
                                                           1995       1994
                                                          ------     ------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                              $ 24,007    $ 70,972
  Receivables, less allowances of $4,280 in 1995
     and $3,835 in 1994                                   134,544      99,412
  Inventories                                              97,667      74,937
  Deferred income taxes                                    16,164      17,041
  Prepaid expenses and other                               13,268      10,881
                                                          -------     -------
      TOTAL CURRENT ASSETS                                285,650     273,243
                                                          -------     -------

PROPERTY, PLANT AND EQUIPMENT                             367,941     341,945
  Less accumulated depreciation                           195,664     183,707
                                                          -------     -------
      NET PROPERTY, PLANT AND EQUIPMENT                   172,277     158,238
                                                          -------     -------
OTHER ASSETS
  Patents and other intangibles                            31,850      18,373
  Investments and advances to affiliates                   11,341      19,009
  Receivables and other assets                             12,429      10,951
  Deferred income taxes                                     8,987       5,469
                                                          -------     -------
      TOTAL OTHER ASSETS                                   64,607      53,802
                                                          -------     -------
                                                         $522,534    $485,283
                                                          -------     -------
                                                          -------     -------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                       $ 45,103    $ 34,123
  Accrued expenses                                         81,235      74,451
                                                          -------     -------
      TOTAL CURRENT LIABILITIES                           126,338     108,574
                                                          -------     -------

LONG-TERM LIABILITIES
  Long-term debt                                           70,114      67,498
  Product warranties                                       59,865      57,981
  Deferred compensation and other liabilities               6,102       3,380
                                                          -------     -------
      TOTAL LONG-TERM LIABILITIES                         136,081     128,859
                                                          -------     -------

STOCKHOLDERS' EQUITY:
  Common stock, $1 par value.  Authorized
   25,000,000 shares; issued 19,665,312 shares             19,665      19,665
  Additional paid-in capital                                9,070       7,958
  Retained earnings                                       297,739     282,919
  Cost of shares in treasury (1995 - 4,299,143
    shares; 1994 - 4,252,782 shares)                      (66,359)    (62,692)
                                                          -------     -------
      TOTAL STOCKHOLDERS' EQUITY                          260,115     247,850
                                                          -------     -------
                                                         $522,534    $485,283
                                                          -------     -------
                                                          -------     -------


See accompanying notes to interim financial statements.

                CARLISLE COMPANIES INCORPORATED AND SUBSIDIARIES
                 Condensed Statements of Consolidated Cash Flows
                     Six Months ended June 30, 1995 and 1994
                             (Dollars in thousands)


                                                      1995           1994
                                                      ----           ----
OPERATING ACTIVITIES
  Net earnings                                      $20,977       $16,863
  Reconciliation of net earnings to cash flows:
    Depreciation                                     10,354         9,692
    Amortization                                      1,544         1,318
    Changes in assets and liabilities,
     excluding effects of acquisitions:
      Current and long-term receivables             (28,224)      (29,491)
      Inventories                                   (12,533)       (4,135)
      Accounts payable & accrued expenses             5,984        18,847
      Prepaid, deferred & current income taxes          581         4,490
      Long-term liabilities                           2,302           712
      Other                                           1,112         2,743
                                                     ------        ------
                                                      2,097        21,039
                                                     ------        ------
INVESTING ACTIVITIES
  Capital expenditures                              (17,040)      (15,403)
  Acquisitions, net of cash                         (29,046)          --
  Other                                               8,375         2,608
                                                     ------        ------
                                                    (37,711)      (12,795)
                                                    -------       -------

FINANCING ACTIVITIES
  Reductions of long-term debt                          (50)          (50)
  Dividends                                          (6,157)       (5,497)
  Purchases of treasury shares                       (5,144)       (1,159)
                                                     ------        ------
                                                    (11,351)       (6,706)
                                                     ------        ------


CHANGE IN CASH AND CASH EQUIVALENTS                 (46,965)        1,538

CASH AND CASH EQUIVALENTS
  Beginning of period                                70,972        51,802
                                                     ------        ------
  End of period                                     $24,007       $53,340
                                                     ------        ------
                                                     ------        ------


See accompanying notes to interim financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     Six Months Ended June 30, 1995 and 1994


(1) The accompanying unaudited condensed consolidated financial statements include the accounts of Carlisle Companies Incorporated and its wholly -owned subsidiaries (together, the "Company"). Intercompany transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with
     Article 10-01 of Regulation S-X of the Securities and Exchange Commission and, as such, do not include all information required by generally accepted accounting principles. However, in the opinion of the Company, these financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 1995 and December 31, 1994, the results of its operations for the three months and the six months ended June 30, 1995 and 1994, and its cash flows for the six months ended June 30, 1995 and 1994.

     While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's 1994 Annual Report to Stockholders.

(2)  The components of inventories are as follows:


                                                  JUNE 30,    DECEMBER 31,
                                                   1995          1994
                                                  ------        ------
                                                         (000)'S
  First-in, first-out (FIFO) costs:
    Finished goods                               $ 59,822      $ 47,885
    Work in process                                 9,599         9,192
    Raw materials                                  43,207        30,622
                                                  -------       -------
                                                  112,628        87,699

  Excess of FIFO cost over Last-in,
    First-out (LIFO) inventory value              (14,961)      (12,762)
                                                  -------       -------
  LIFO inventory value                           $ 97,667      $ 74,937
                                                  -------       -------
                                                  -------       -------


(3) Net earnings per share of common stock are based on the weighted average number of shares outstanding of 15,634,456 for the three months ended June 30, 1995 and 15,626,664 for the six months ended June 30, 1995, assuming the exercise of dilutive stock options.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Carlisle Companies Incorporated reported sales of $200.8 million and net earnings of $12.4 million, or $0.79 a share, in the second quarter of 1995. The sales, net earnings and earnings per share achieved in the second quarter of 1995 are the highest levels attained on a quarterly basis in the company's history. Second quarter 1995 sales represent a 9% increase over sales of $183.8 in the second quarter of 1994. Net earnings improved 23% compared to 1994's second quarter earnings of $10.1 million, or $0.65 a share. For the six months ended June 30, 1995, sales totalled $388.8 million compared to $338.5 in 1994, a 15% increase. Net earnings on a year-to-date basis total $21.0 million, or $1.34 a share, a 24% increase over 1994's earnings of $16.9 million, or $1.09 a share. The record results to date were achieved through the combined strengths of the company's growth strategies and its cost reduction programs.

Construction Materials segment sales increased 2% in the second quarter to $77.1 million from $75.4 million in 1994. On a year-to-date basis, sales have increased to $142.1 million for the segment compared to $123.8 in 1994, a 15% improvement. The relatively small increase in sales for the second quarter was expected after mild winter weather conditions in the first quarter of 1995 resulted in an earlier seasonal demand for the company's roofing products. Conversely, the second quarter of 1994 was particularly strong after the severe winter weather conditions experienced in early 1994. Earnings for the segment in the second quarter of 1995 were consistent with those achieved in the second quarter of 1994, and are up 11% for the first six months of 1995 when compared to 1994.

Transportation Products segment sales were $66.9 million in the second quarter of 1995, a 26% increase over the second quarter of 1994. Segment earnings in the quarter also improved 26% over 1994, despite the continued absorption of costs associated with the ramp up of production at the company's new refrigerated container manufacturing operation. For the first six months of 1995, segment sales totalled $123.8 million compared to $104.9 in 1994, an 18% increase. Earnings on a year-to-date basis total $9.8 million, a 20% increase over 1994's earnings of $8.1 million. In early June, the company completed the acquisition of Trail King Industries, the leading manufacturer of specialized lowbed trailers used in the transportation of construction equipment. Braking systems operations had a strong second quarter, both domestically and in Europe, continuing the momentum of the first quarter. Friction products sales also continued to be strong to the truck and trailer original equipment market. Increased capacity utilization and raw material and productivity cost reductions continue to improve performance for both braking systems and friction products. Additional facilities and equipment acquired during the year contributed to the company's custom rubber and plastics operation sales increase of 15% over the second quarter of 1994. However, costs associated with the movement of equipment, sampling and launch of new products, and production training have delayed incremental earnings improvement. The company's refrigerated container leasing joint venture provided excellent earnings results for the second quarter 1995 and appears well positioned to capitalize on strong worldwide demand for temperature sensitive cargo.

General Industry segment sales were 3% higher in the second quarter of 1995, and 12% higher than 1994 on a year-to-date basis. Second quarter sales were $56.8 million, bringing sales for the six-month period ended June 30, 1995 to $122.9 million. Segment earnings in the second quarter of 1995 improved over last year by 38%, while earnings for the year have improved 33%. Specialty tires and wheels operations increased sales by 2% in the quarter. A favorable sales mix resulted in a 9% earnings increase. On a year-to-date basis, both sales and earnings are up over 11% for these operations reflecting the continuation of aggressive cost containment. Foodservice operations increased sales by 17% in the quarter, and by 28% for the six months ended June 30, 1995, compared to 1994. Earnings improved 8% for the quarter and 22% year-to-date, held back somewhat by erosion in margins at the Kenro operation due to productivity losses from a non-recurring labor availability issue since resolved. Operations which were part of the general industry segment and have been sold or disposed of prior to the start of 1995, accounted for $5.0 million in sales in the first half of 1994, and incurred losses of $1.2 million during that period.

There are no trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the company's liquidity increasing or decreasing in any material way nor are there any known material trends, favorable or unfavorable in the company's capital resources.

Working Capital balances at June 30, 1995 totalled $159.3 million compared to $175.3 million at March 31, 1995 and $157.8 million at June 30, 1994. Cash and cash equivalents decreased $29.3 million from a year ago, due principally to business and equipment acquisitions and other capital expenditures.

Long-term debt increased $2.7 million in the quarter, as the company assumed certain portions of Trail King's long-term debt in completing its acquisition. Debt, net of cash is $46.2 million at June 30, 1995, equal to 14% of Carlisle's total long-term capital.

We are optimistic regarding the remainder of 1995. Carlisle expects to report record earnings for 1995.

                           PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.

(a)  The Company's 1995 Annual Meeting of Shareholders was held on April 20,
     1995.

(b) At the 1995 Annual Meeting of Shareholders, the election of three (3) directors were approved as follows:


                                         For       Against   Withheld   Nonvote
                                       --------    -------   --------   -------
Donald G. Calder                      23,773,190      -      106,180       -
Dennis J. Hall                        23,780,257      -       99,113       -
Eriberto R. Scocimara                 23,768,103      -      111,267       -



Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits applicable to the filing of this report are as follows:
     (27) Financial Data Schedule as of June 30, 1995 and for the six months ended June 30, 1995.

(b) Report on Form 8-K: No reports on Form 8-K were filed during the quarter for which this report on Form 10-Q is filed.

                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             Carlisle Companies Incorporated



Date        August  7, 1995                  By   /s/Dennis J. Hall
    ---------------------------------          -----------------------------
                                                  Dennis J. Hall
                                                  President