Form 10-Q
period 1995-09-30
CARLISLE COMPANIES INC
filed 1995-11-13
CIK 790051

               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.    20549

                            FORM 10-Q
(Mark One)
             QUARTERLY REPORT PURSUANT TO SECTION 13
  [X]    OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            September 30, 1995
                              -----------------------------------
                               OR

            TRANSITION REPORT PURSUANT TO SECTION 13
  [  ]   OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period
from                         to
    ------------------------    ---------------------------------
Commission file number                   1-9278
                      -------------------------------------------


                       CARLISLE COMPANIES INCORPORATED
                -------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                               31-1168055
    --------------------------------------------------------------
    (State or other jurisdiction of              (I.R.S. employer
     incorporation or organization)             identification no.)

    250 South Clinton Street, Suite 201, Syracuse,  New York   13202
--------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip code)


                               315-474-2500
     ----------------------------------------------------------------
          (Registrant's telephone number, including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No
   ----   ----

Shares of common stock outstanding at November 1, 1995  15,407,774
                                                       ----------------

                       PART I. FINANCIAL INFORMATION

             CARLISLE COMPANIES INCORPORATED AND SUBSIDIARIES
               Condensed Statements of Consolidated Earnings
      Three Months and Nine Months ended September 30, 1995 and 1994
              (Dollars in thousands except per share amounts)


                                THREE MONTHS ENDED   NINE MONTHS ENDED
                                ------------------   -------------------
                                SEP. 30,   SEP. 30,  SEP. 30,   SEP. 30,
                                  1995       1994      1995      1994
                               --------   --------  --------   --------
Net Sales                     $ 216,551  $ 184,131 $ 605,325  $ 522,618
Cost and expenses:
  Cost of goods sold            163,759    136,341   457,867    388,115
  Selling and administrative     27,840     26,669    80,965     78,420
  Research and development        3,177      3,096     8,818      9,102
                               --------   --------  --------   --------
                                194,776    166,106   547,650    475,637
                               --------   --------  --------   --------
Operating profit                 21,775     18,025    57,675     46,981
Other income (deductions):
  Investment income                 461        788     1,999      2,316
  Interest expense               (1,543)    (1,173)   (4,491)    (3,378)
  Other, net                         59       (693)      285     (1,098)
                               --------   --------  --------   --------
                                 (1,023)    (1,078)   (2,207)    (2,160)
                               --------   --------  --------   --------
Earnings before income taxes     20,752     16,947    55,468     44,821
Income taxes                      8,224      6,712    21,963     17,723
                               --------   --------  --------   --------
Net earnings                   $ 12,528   $ 10,235  $ 33,505   $ 27,098
                               --------   --------  --------   --------
                               --------   --------  --------   --------
Average common shares
 outstanding                      5,634     15,477    15,629     15,498
                               --------   --------  --------   --------
Net earnings per share:        $    .80   $    .66  $   2.14   $   1.75
                               --------   --------  --------   --------
                               --------   --------  --------   --------
Dividends declared and
  paid per share               $    .22   $    .20  $    .62   $    .56
                               --------   --------  --------   --------
                               --------   --------  --------   --------

See accompanying notes to interim financial statements.

             CARLISLE COMPANIES INCORPORATED AND SUBSIDIARIES
                   Condensed Consolidated Balance Sheets
                 September 30, 1995 and December 31, 1994
                (Dollars in thousands except share amounts)

                                                  SEP. 30,  DECEMBER 31,
                                                    1995       1994
                                                  --------  ------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                       $ 18,891    $ 70,972
  Receivables, less allowances of $4,170 in 1995
     and $3,835 in 1994                            136,512      99,412
  Inventories                                      103,043      74,937
  Deferred income taxes                             16,237      17,041
  Prepaid expenses and other                        12,328      10,881
                                                  --------    --------
      TOTAL CURRENT ASSETS                         287,011     273,243
                                                  --------    --------
PROPERTY, PLANT AND EQUIPMENT                      377,565     341,945
  Less accumulated depreciation                    199,650     183,707
                                                  --------    --------
      NET PROPERTY, PLANT AND EQUIPMENT            177,915     158,238
                                                  --------    --------
OTHER ASSETS
  Patents and other intangibles                     35,733      18,373
  Investments and advances to affiliates            10,907      19,009
  Receivables and other assets                      14,422      10,951
  Deferred income taxes                             10,928       5,469
                                                  --------    --------
      TOTAL OTHER ASSETS                            71,990      53,802
                                                  --------    --------
                                                  $536,916    $485,283
                                                  --------    --------
                                                  --------    --------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                $ 46,666    $ 34,123
  Accrued expenses                                  82,668      74,451
                                                  --------    --------
      Total current liabilities                    129,334     108,574
                                                  --------    --------
LONG-TERM LIABILITIES
  Long-term debt                                    70,023      67,498
  Product warranties                                63,822      57,981
  Deferred compensation and other liabilities        4,960       3,380
                                                  --------    --------
      TOTAL LONG-TERM LIABILITIES                  138,805     128,859
                                                  --------    --------
STOCKHOLDERS' EQUITY:
  Common stock, $1 par value.  Authorized
   25,000,000 shares; issued 19,665,312 shares      19,665      19,665
  Additional paid-in capital                         9,189       7,958
  Retained earnings                                306,886     282,919
  Cost of shares in treasury (1995 - 4,309,238
    shares; 1994 - 4,252,782 shares)               (66,963)    (62,692)
                                                  --------    --------
      TOTAL STOCKHOLDERS' EQUITY                   268,777     247,850
                                                  --------    --------
                                                  $536,916    $485,283
                                                  --------    --------
                                                  --------    --------

See accompanying notes to interim financial statements.

            CARLISLE COMPANIES INCORPORATED AND SUBSIDIARIES
             Condensed Statements of Consolidated Cash Flows
              Nine Months ended September 30, 1995 and 1994
                         (Dollars in thousands)

                                                   1995      1994
                                                 -------    --------
OPERATING ACTIVITIES
  Net earnings                                    $33,505   $27,098
  Reconciliation of net earnings to cash flows:
    Depreciation                                   15,909    14,509
    Amortization                                    2,482     1,955
    Loss on sale of property, equipment & business    184       112
    Changes in assets and liabilities, excluding
     effects of acquisitions and sale of business:
      Current & long-term receivables             (26,841)  (29,163)
      Inventories                                 (13,628)   (3,704)
      Accounts payable & accrued expenses           5,203    18,326
      Prepaid, deferred & current income taxes        280     1,596
      Long-term liabilities                         5,118     4,425
      Other                                         3,127       528
                                                 --------  --------
                                                   25,339    35,682
                                                 --------  --------
INVESTING ACTIVITIES
  Capital expenditures                            (26,271)  (24,156)
  Acquisitions, net of cash                       (40,719)   (7,045)
  Sales of property and equipment                   2,307     3,152
  Other                                             2,812     1,046
                                                 --------  --------
                                                  (61,871)  (27,003)
                                                 --------  --------
FINANCING ACTIVITIES
  Proceeds of long-term debt                          --      8,000
  Reductions of long-term debt                       (140)      (50)
  Dividends                                        (9,538)   (8,551)
  Purchases of treasury shares                     (5,871)   (2,318)
                                                 --------  --------
                                                  (15,549)   (2,919)
                                                 --------  --------
CHANGE IN CASH AND CASH EQUIVALENTS               (52,081)    5,760
CASH AND CASH EQUIVALENTS
  Beginning of period                              70,972    51,802
                                                 --------  --------
  End of period                                   $18,891   $57,562
                                                 --------  --------
                                                 --------  --------

See accompanying notes to interim financial statements.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              Nine Months Ended September 30, 1995 and 1994

(1) The accompanying unaudited condensed consolidated financial statements include the accounts of Carlisle Companies Incorporated and its wholly-owned subsidiaries (together, the "Company"). Intercompany transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with Article 10-01 of Regulation S-X of the Securities and Exchange Commission and, as such, do not include all information required by generally accepted accounting principles. However, in the opinion of the Company, these financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 1995 and December 31, 1994, the results of its operations for the three months and the nine months ended September 30, 1995 and 1994, and its cash flows for the nine months ended September 30, 1995 and 1994.

     While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's 1994 Annual Report to Stockholders.

(2)  The components of inventories are as follows:

                                            SEPT. 30,  DECEMBER 31,
                                               1995      1994
                                            ---------  -------------
                                                    (000)'s
     First-in, first-out (FIFO) costs:
       Finished goods                        $ 62,233  $ 47,885
       Work in process                         10,186     9,192
       Raw materials                           46,392    30,622
                                             --------  --------
                                              118,811    87,699
     Excess of FIFO cost over Last-in,
       First-out (LIFO) inventory value       (15,768)  (12,762)
                                             --------  --------
     LIFO inventory value                    $103,043  $ 74,937
                                             --------  --------
                                             --------  --------

(3) Net earnings per share of common stock are based on the weighted average number of shares outstanding of 15,634,331 for the three months ended September 30, 1995 and 15,629,220 for the nine months ended September 30, 1995, assuming the exercise of dilutive stock options.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Carlisle Companies Incorporated's third quarter results established records for sales and earnings in any quarter in the company's history. Carlisle reported sales of $216.6 million and net earnings of $12.5 million, or $0.80 a share, in the third quarter of 1995. Third quarter sales improved 18% over 1994's sales of $184.1 million, while net earnings improved 22% over 1994's earnings of $10.2 million, or $0.66 a share.

Record performance from operations within the Transportation Products and General Industry segments and a level performance with a strong 1994 from Construction Materials operations accounted for the third quarter results. Overall market demand combined with expanded product offerings and the company's recent acquisitions resulted in Carlisle's improved sales performance. Cost reduction programs and lower expense ratios in 1995 have also contributed to the improved earnings performance. For the second consecutive quarter, the company's ratio of selling and administrative expenses to sales was held below 13%.

For the nine months ended September 30, 1995, sales totalled $605.3 million, a 16% increase over 1994's sales of $522.6 million. Net earnings through September 30, 1995 were $33.5 million, or $2.14 per share, a 24% improvement over 1994's earnings of $27.1 million, or $1.75 a share.

Construction Materials segment sales were $88.9 million in the third quarter of 1995, $0.5 million lower than 1994's third quarter. Year-to-date sales of $230.9 million in 1995, compare to $213.1 million in 1994, an increase of 8%. The non-residential roofing market was down slightly in the third quarter from record 1994 levels and is anticipated to continue near prior year activity for the remainder of 1995. Carlisle has been able to maintain comparable profitability despite continued pricing pressure through effective cost control and productivity improvements. Quarterly earnings for the segment were even with the third quarter of 1994, at $12.3 million. For the first nine months of 1995, earnings improved 6% over 1994, to $27.4 million.

Transportation Products segment sales rose to record levels in the third quarter of 1995, totalling $74.9 million, a 57% increase over the third quarter of 1994. For the nine months ended September 30, 1995, sales were $198.7 million, a 30% increase over 1994's sales of $152.7 million. Earnings from operations in this segment improved to $5.0 million for the third quarter of 1995, and to $14.8 million year-to-date. These increases are 72% for the quarter and 34% year-to-date over 1994. The earnings improvement was achieved despite the continued absorption of costs associated with the ramp up of production at the company's refrigerated container manufacturing operation. The operation has achieved its production quality goals, and is expected to add to earnings in 1996. The company's refrigerated container leasing joint venture continued to increase its market penetration and earnings.

The third quarter of 1995 included the results of Trail King Industries, acquired in early June 1995. Trail King, the leading manufacturer of specialized lowbed trailers used in the transportation of construction equipment, was a contributor in its first full quarter within Carlisle. In September, Trail King completed the complementary acquisition of Ti-Brook, Inc., which designs, manufactures and distributes a variety of specialized dump bodies and trailers used in the transportation of coal, sludge, palletized loads, refuse and other products.

Improved performance in both braking systems and friction products operations resulted from continued increases in capacity utilization and cost reductions. The softening of the automotive market and the integration of acquisitions in 1995, adversely affected custom rubber and plastics operations' third quarter results limiting year-to-date earnings improvement to 11%, compared to 1994.

General Industry segment sales totalled $52.8 million in the third quarter of 1995, and $175.7 million year-to-date. This compares to $47.0 million in 1994's third quarter, and $156.8 million year-to-date, both 12% increases. Segment earnings in the third quarter improved 55%, to $7.0 million. On a year-to-date basis, earnings increased from $16.9 million in 1994 to $23.4 million in 1995, a 39% increase. Sales of specialty tires and wheels increased 3% in the quarter, while earnings improved 18%, principally due to a favorable sales mix. On a year-to-date basis, sales are up 10% and earnings up 15% over 1994.

Foodservice operations benefitted from increased market penetration and expanded product offerings to achieve record sales and earnings for the third quarter of 1995. For the nine months ended September 30, 1995, both sales and earnings are up 29% from 1994. Operations which were part of the general industry segment and have been sold or closed prior to the start of 1995, accounted for $6.5 million in sales in the first nine months of 1994, and incurred losses of $1.9 million during that period.

There are no trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the company's liquidity increasing or decreasing in any material way nor are there any known material trends, favorable or unfavorable in the company's capital resources.

Working Capital balances at September 30, 1995 totalled $157.7 million compared to $159.3 million at June 30, 1995 and $167.8 million at September 30, 1994. Cash declined and inventories increased primarily due to acquisitions. Additional inventory levels have been maintained in the general industry segment operations for improved customer service. Long-term debt was unchanged in the quarter, and debt, net of cash is $51.1 million at September 30, 1995, equal to 15% of Carlisle's total long-term capital. Order backlog was at an all time high at the end of the third quarter.

On October 6, 1995, the company announced it completed the acquisition of Walker Stainless Equipment Company, Inc. Walker Stainless is a leading supplier of transportation trailers for liquid food products and also designs and manufactures in-plant processing equipment for the food, pharmaceutical and chemical industries.

Each of Carlisle's major businesses has excellent market share with attractive growth opportunities, internationally and domestically. Carlisle has the resources, the opportunities and the commitment to continue its profitable growth. We are optimistic regarding the remainder of 1995, and we do not foresee any unusual challenges that would reduce optimism for the coming year.

                       PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits applicable to the filing of this report are as follows:
    (27)Financial Data Schedule as of September 30, 1995 and for the nine months ended September 30, 1995.

(b) Report on Form 8-K: No reports on Form 8-K were filed during the quarter for which this report on Form 10-Q is filed.

                                SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Carlisle Companies Incorporated

Date        November 8, 1995                 By
     ----------------------------------         ----------------------------
                                                       Dennis J. Hall
                                                         President