Form 10-K
period 1995-12-31
CARLISLE COMPANIES INC
filed 1996-03-14
CIK 790051

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                    For the fiscal year ended       DECEMBER 31, 1995
                                              ------------------------------
                                       OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                     For the transition period from _________ to _________ Commission file number 1-9278
                       ------

                   CARLISLE COMPANIES INCORPORATED
--------------------------------------------------------------------------------
 (Exact name of registrant as specified in its charter)
            DELAWARE                                          31-1168055
--------------------------------                       -----------------------
(State or other jurisdiction of                       (I.R.S. employer
incorporation or organization                              identification no.)

  250 SOUTH CLINTON STREET, SUITE 201, SYRACUSE, NEW YORK   13202-1258
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip code)

Registrant's telephone number, including area code       (315) 474-2500
                                                       ------------------------

Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS                   Name of each exchange on which registered
-------------------                --------------------------------------------
COMMON STOCK, $1 PAR VALUE                             NEW YORK STOCK EXCHANGE
--------------------------                             ------------------------
PREFERRED STOCK PURCHASE RIGHTS                        NEW YORK STOCK EXCHANGE
-------------------------------                        ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of voting common stock held
by non-affiliates at February 26, 1996                           $586,268,263
Shares of common stock outstanding at February 26, 1996            15,124,009

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders on April 22, 1996 are incorporated by reference in Part III.

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

TRANSPORTATION PRODUCTS--custom manufactured rubber and plastic products for the automotive market, brake linings and pads for heavy duty trucks, trailers and off-road vehicles, specialty friction products, brakes and actuation systems for construction equipment, refrigerated containers, insulated wire products, specialized lowbed transport trailers and specialized dump bodies and trailers;

GENERAL INDUSTRY--molded plastic foodservice products, small pneumatic tires, stamped and roll-formed wheels, medical monitoring devices, insulated wire products and stainless steel in-plant processing equipment.

The amount of total revenue contributed by the products or services in each industry segment for each of the last three fiscal years is as follows (in millions):


                            1995           1994           1993
                            ----           ----           ----
Construction Materials   $  308.3       $  288.6       $  247.6
Transportation Products     278.9          200.2          177.0
General Industry            235.3          203.9          186.7
                         --------       --------       --------
Total                    $  822.5       $  692.7       $  611.3

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

In each industry segment, satisfactory supplies of raw materials and adequate sources of energy essential for operation of the Company's businesses have generally been available to date. Uncertain economic conditions, however, could cause shortages of some basic materials, particularly those which are petroleum derivatives (plastic resins, synthetic rubber, etc.) and used in the construction materials, transportation products and general industry segments. The Company believes, though, that energy sources are secure and sufficient quantities of raw materials can be obtained through normal sources to avoid interruption of production in 1996.

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

Order Backlog, believed to be firm, was $160.7 million at December 31, 1995 and $103.9 million at December 31, 1994. Although the majority of the increase is related to operations acquired in 1995, strong backlog positions were evident in all major operations within the construction materials and transportation products segments, as well as specialty tires and wheels operations. Backlog levels for the

Company's high performance wire products were more than 100% higher than a year ago.

Research and Development expenses increased to $12.3 million in 1995 compared to $11.9 million in 1994 and $11.2 million in 1993. Friction and braking systems operations incurred the largest increase in expenses, as a number of new product introductions and test programs were ongoing during the year. Custom plastics and rubber operations also incurred additional product development expenses through their equipment acquisitions and plant alignment initiatives in 1995. The divestiture and closure of certain operations, which were part of the general industry segment in 1994, partially offset the increase in research and development expenses.

The average number of persons employed by the Company during 1995 was 5,750 compared to 4,800 in 1994.

The businesses of the construction materials and transportation products industry segments are not seasonal in nature. Within the general industry segment, distribution of lawn and garden products generally reach peak sales volume during the first two quarters of the year.

In 1995, the Company completed four acquisitions. In April, the Company acquired the assets of Thunderline Corporation, a producer of rubber parts for the automotive industry. In June, the Company acquired by merger Trail King Industries, Inc., the leading manufacturer of specialized lowbed trailers used in the transportation of construction equipment. In September, the Company acquired the assets of Ti-Brook, Inc. and Ti-Brook South, Inc., manufacturers of a variety of specialized dump bodies and trailers. In October, the Company acquired Walker Stainless Equipment Company, Inc. and two related corporations, manufacturers of transportation trailers for liquid food products and in-plant processing equipment. These acquisitions will add principally to the Company's transportation products segment.

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

Information on the Company's revenues, operating profit or loss and identifiable assets by industry segments for the last three fiscal years, the nature and effect of the restatement of such information as a result of changes made in the way the Company's products or services are grouped into industry segments and the principal products in each segment is as follows:


(In thousands)                                 1995      1994      1993
                                             --------  --------  --------
Sales to Unaffiliated Customers(1)
     Construction Materials                  308,327   288,533   247,573
     Transportation Products                 278,867   200,213   177,005
     General Industry                        235,340   203,904   186,692

Operating Profit or Loss
     Construction Materials                   36,676    35,066    25,496
     Transportation Products                  20,241    13,497    11,622
     General Industry                         29,627    21,391    18,904
     Interest, net                            (4,055)   (1,670)   (1,152)
     Corporate(2)                             (9,631)   (9,493)   (7,958)

Identifiable Assets
     Construction Materials                  169,476    155,383  139,990
     Transportation Products                 210,700    122,031  109,523
     General Industry                        143,606    105,482   90,534
     Corporate(3)                             18,641    102,387   80,316



(1)  Intersegment sales or transfers are not material.

(2)  Includes general corporate and idle property expenses.

(3) Consists primarily of cash and cash equivalents, facilities, and other invested assets.

ITEM 2.   PROPERTIES

The following table sets forth certain information with respect to the principal properties and plants of the Company as of December 31, 1995:

-----------------------------------------------------------------------------------------------------------------------
                         O - OFFICE                                                         APPROXIMATE
PRINCIPAL PRODUCT        M - MANUFACTURING             OWNED             FLOOR SPACE
OR ACTIVITY              W - WAREHOUSING               LOCATION          OR LEASED         (SQ. FT.)     ACREAGE
-----------------------------------------------------------------------------------------------------------------------
Corporate headquarters             O               Syracuse, NY        Leased to 2005*        15,500         -
-----------------------------------------------------------------------------------------------------------------------
Elastomeric membranes,             O,M,W           Carlisle, PA        Owned                 413,000        79
metal roofing components           O,M,W           Greenville, IL      Owned                 165,400        35
and related roofing                O,M             Stafford, TX        Owned                 108,500         8
products                           O,M             Jemison, AL         Owned                  40,900         8
                                   O,M             Lodi, CA            Leased to 1995         41,800         -
                                   O,M             Tualatin, OR        Leased to 1995         59,900         5
                                   O,M             Stafford, TX        Leased to 1995         56,840         3
                                   O,M,W           Fontana, CA         Leased to 2001*        76,500         -
                                   O,M,W           Sapulpa, OK         Owned                  34,000         3
                                   O,M,W           Wylie, TX           Owned                  44,000         6
                                   O,W             Brussels, Belgium   Leased to 1996*         2,100         -
                                   O,W             Mississauga, Ont.   Leased to 1996*        25,000         1
                                   O               Akron, OH           Leased to 1996*         9,600         -
                                                                                           ---------       ---
                                                                                           1,077,540       148
-----------------------------------------------------------------------------------------------------------------------
Small pneumatic tires              O,M,W           Carlisle, PA        Owned                 465,900        29
and tubes; stamped and             O,M,W           Aiken, SC           Owned                 220,500        23
roll-formed wheels                 O,M,W           Port Fortin,        Owned                 174,404         -
                                                      Trinidad
                                   O,M,W           Shenzhen, China     Leased to 1999*        75,000         5
                                                                                           ---------       ---
                                                                                             935,804        57
-----------------------------------------------------------------------------------------------------------------------
Molded plastics products           O,M,W           Oklahoma City, OK   Owned                 147,000         8
for commercial food                    W           Oklahoma City, OK   Leased to 1996*       166,000         -
service                            O,M,W           Fredonia, WI        Owned                 192,500        12
                                   O,M,W           Sparta, WI          Owned                  41,100         3
                                   O               Northbrook, IL      Leased to 1997*         7,300         -
                                                                                           ---------       ---
                                                                                             553,900        23
-----------------------------------------------------------------------------------------------------------------------
Custom-manufactured                O,M,W           Middlefield, OH     Owned                 200,600        28
rubber and plastics                O,M,W           Crestline, OH       Owned                 173,000        40
products                           O,M,W           Canton, OH          Owned                  87,800        17
                                   O,M,W           Lake City, PA       Owned                 103,000        30
                                   O,M,W           Trenton, SC         Owned                  67,700        10
                                   M               Belleville, MI      Owned                  46,000         -
                                   O               Chardon, OH         Leased to 1998*         7,500         -
                                                                                           ---------       ---
                                                                                             685,600       125
-----------------------------------------------------------------------------------------------------------------------
Brake lining for trucks            O,M,W           Ridgway, PA         Owned                 117,350        15
and trailers; brakes and           O,M,W           Fredericksburg, VA  Owned                  90,000        30
actuation systems;                 O,M,W           Logansport, IN      Owned                 112,000        50
friction products                  O,M,W           Bloomington, IN     Owned                 250,000        21
                                   O,M             Brantford, Ont.     Leased to 1999*        24,000         1
                                   O,M,W           Zevenaar, Holland   Owned                  26,000         1
                                                                                           ---------       ---
                                                                                             619,350       118
-----------------------------------------------------------------------------------------------------------------------
Specialized lowbed trailers for    O,M,W           Mitchell, SD        Owned                 242,730        36
construction and commercial        O,M,W           Brookville, PA      Owned                  66,640        15
markets                            O,M,W           Green Pond, AL      Owned                  37,860        14
                                                                                           ---------       ---
                                                                                             347,230        65


-----------------------------------------------------------------------------------------------------------------------
Liquid transport tanks and         O,M,W           New Lisbon, WI      Owned                 188,604        31
in-plant processing equipment      O,M,W           Elroy, WI           Owned                  84,020         7
                                   O,M,W           Tavares, FL         Leased to 1998*        54,000        18
                                                                                           ---------       ---
                                                                                             326,624        56
-----------------------------------------------------------------------------------------------------------------------
High- and medium-                  O,M,W           St. Augustine, FL   Owned                 166,750        17
temperature insulated
wire and cable
-----------------------------------------------------------------------------------------------------------------------
Refrigerated marine                O,M             Green Cove Springs, Leased to 2003*       100,000         8
containers                                         FL
-----------------------------------------------------------------------------------------------------------------------
Recording and monitoring devices   O,M,W           Burnsville, MN      Leased to 1999*        14,700         2

                                                                                           4,842,998       619
                                                                                           ---------       ---
                                                                                           ---------       ---

*  Lease provides for renewal


     Total plant space of 4,842,998 sq. ft. is used for


                             Owned          Leased        Total
                          ---------        -------      ---------
     Office                 341,403        100,744        442,147
     Manufacturing        2,775,934        341,840      3,117,774
     Warehousing          1,166,377        116,700      1,283,077
                          ---------        -------      ---------
                          4,283,714        559,284      4,842,998
                          ---------        -------      ---------
                          ---------        -------      ---------

As of December 31, 1995, the Company owned an additional facility. It is related to a wire and cable business sold in early 1988 and totals 120,000 square feet. The facility is being held for sale. An additional 399,000 sq. ft. is leased by the Company, under various agreements, principally for warehousing and distribution. All of the manufacturing and most of the office and warehousing space is of masonry and steel construction and most are equipped with automatic sprinkler systems. Approximately one-third of the owned office, manufacturing and warehousing space has been constructed within the last twenty years; the remaining buildings are from twenty to seventy years old and have been maintained in good condition.

ITEM 3.   LEGAL PROCEEDINGS

In connection with the Trail King acquisition, the Company knowingly assumed the liabilities of the former Trail King relating to the case UNITED STATES OF AMERICA V. TRAIL KING INDUSTRIES, INC., Case No. 94-4238, filed October 20, 1994 in the United States District Court, District of South Dakota. The case involves allegations by the Environmental Protection Agency that the former Trial King violated certain reporting requirements of the Clean Water Act. The Company has taken appropriate remedial action and believes that Trail King is now operating in full compliance with the Clean Water Act and the regulations thereunder. While it is difficult to estimate the future cost of this litigation, the Company believes that it has established adequate reserves and that the matter will not have a material adverse impact on operating results and financial position.

Except as described in the preceding paragraph, as of December 31, 1995, other than ordinary routine litigation incidental to the business, which is being handled in the ordinary course of business, neither the Company nor any of its subsidiaries is a party to, nor are any of their properties subject to any material pending legal proceedings, nor are any such proceedings known to be contemplated by governmental authorities.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          SHAREHOLDER MATTERS.

The Company's common stock is traded on the New York Stock Exchange. As of December 31, 1995, there were 2,054 shareholders of record.

Quarterly cash dividends paid and the high and low prices of the Company's stock on the New York Stock Exchange in 1995 and 1994 were as follows:


                            First     Second    Third     Fourth
                            -------   -------   -------   -------
1995
----
Dividends per share         $  .20    $  .20    $  .22    $  .22

Stock Price
  High                      $37.00    $40.38    $42.38    $43.63
  Low                       $34.50    $36.38    $38.50    $39.88

1994
----
Dividends per share         $  .18    $  .18    $  .20    $  .20

Stock Price
  High                      $35.25    $34.63    $35.38    $36.13
  Low                       $30.25    $31.25    $31.25    $31.38

ITEM 6.   SELECTED FINANCIAL DATA.


(In thousands except
 per share data)                            1995                 1994               1993                 1992               1991(1)
                                          --------            --------            --------            --------             -------
SUMMARY OF OPERATIONS
Net Sales                                 $822,534             692,650             611,270            528,052              500,771
Net earnings from
 continuing operations                    $ 44,081              35,568              28,378             24,228                6,554
  Per share                               $   2.82                2.30                1.83               1.58                 0.43
Net earnings (loss) from
 discontinued operations                  $      -                   -                   -                471              (14,989)
  Per share(2)                            $      -                   -                   -               0.03                (0.98)
Net earnings (loss)                       $ 44,081              35,568              28,378             24,699               (8,435)
  Per share(2)                            $   2.82                2.30                1.83               1.61                (0.55)

FINANCIAL POSITION
Total assets                              $542,423             485,283             420,363             383,250             324,720
Long-term debt                            $ 72,725              69,148              59,548              69,098              48,623

OTHER DATA
Dividends paid                            $ 12,928              11,605              10,705              10,076              9,597
  Per share(2)                            $    .84                 .76                0.70                0.66               0.63

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


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Company achieved record sales and earnings in 1995. Sales in 1995 were $822.5 million, an increase of 19% over 1994's sales of $692.7 million. Net earnings increased to $44.1 million, or $2.82 a share, a 24% increase over 1994's earnings of $35.6 million, or $2.30 a share. Each of the Company's three operating segments recorded improvements over the strong operating results reported a year ago. While raw material cost increases and operational start-up costs affected gross margins during 1995, the Company was successful in controlling selling and administrative expenses allowing for improvement in overall operating margins.

During 1995, the Company completed four acquisitions, adding principally to its transportation products segment. In April, the Company acquired the assets of Thunderline, a producer of rubber parts for the automotive industry. The acquisition added new products and customers to the Company's custom-molded plastics and rubber parts operations, as well as the ability to manufacture and market silicone rubber components. In June, the Company completed the acquisition of Trail King Industries, the leading manufacturer of specialized lowbed trailers used in the transportation of construction equipment and in other commercial applications. In early September, Trail King finalized the complementary acquisition of Ti-Brook, Inc. and Ti-Brook South, Inc., which design, manufacture and distribute a variety of specialized dump bodies and trailers used in the transportation of coal, palletized loads, refuse, and other products. In October, the Company acquired Walker Stainless Equipment, Inc., a leading supplier of transportation trailers for liquid food products. Walker also designs and manufactures in-plant processing equipment for the food, pharmaceutical and chemical industries. The four acquisitions should generate approximately $140 million in sales in 1996.

SALES in 1995 of $822.5 million were $129.8 million higher than 1994's sales of $692.7 million, a 19% increase. Sales in 1993 were $611.3 million. A summary of sales by operating segment is presented below.

                                   1995      1994      1993
                                  ------    ------    ------
     Construction Materials       $308.3    $288.6    $247.6
     Transportation Products      $278.9    $200.2    $177.0
     General Industry             $235.3    $203.9    $186.7
                                  ------    ------    ------

     Total                        $822.5    $692.7    $611.3


NET EARNINGS increased 24% to a record $44.1 million, or $2.82 a share, in 1995. This compares to total net earnings of $35.6 million, or $2.30 a share, in 1994 and $28.4 million, or $1.83 a share in 1993. Strong performances by each of the Company's major operations produced the record earnings in 1995.

Earnings by operating segment, before income tax, interest, and corporate expense, are summarized below.


                                    1995      1994      1993
                                   -----     -----     -----
Construction Materials             $36.7     $35.1     $25.5
Transportation Products            $20.2     $13.5     $11.6
General Industry                   $29.6     $21.4     $18.9
                                   -----     -----     -----

Total                              $86.5     $70.0     $56.0

CONSTRUCTION MATERIALS segment sales increased 7% in 1995 to $308.3 million compared to $288.6 million in 1994. Domestic non-residential roofing sales accounted for the increase, as 5% more square feet of roofing membrane was shipped in 1995 versus 1994. International operations were restructured in late 1995 after continued disappointing performance in most non-domestic markets. In addition, poor results from the Company's metal roofing business led to the decision to sell its West Coast operations and re-focus its efforts on eastern and midwestern markets. Segment earnings in 1995 increased 5% over 1994's excellent results, to $36.7 million. Margins were unfavorably impacted by increased sales of lower margin items and raw material cost increases which were unable to be passed along to customers. However, the operations were able to maintain comparable profitability, despite continued pricing pressure, through effective cost control and productivity improvements. Selling and administrative expenses in 1995, as a ratio to sales, decreased nearly 5% compared to 1994.

TRANSPORTATION PRODUCTS segment sales reached $278.9 million in 1995, a 39% increase over 1994. Although sales from operations acquired in 1995 generated the majority of the growth, every operation in the segment recorded sales gains. Segment earnings improved an outstanding 50% in 1995 over 1994, while absorbing the first-year financial results experienced at the Company's container manufacturing operation. Despite a weaker domestic automotive market in 1995 versus 1994, new products and additional capacity combined for an increase of over 12% in sales from the Company's custom-molded and extruded plastics and rubber parts operations. Custom plastics and rubber operations achieved a 15% earnings improvement while absorbing nearly $1.0 million of non-recurring plant realignment and equipment movement costs in 1995. Heavy duty friction sales to truck and trailer manufacturers declined slightly in 1995 compared to a very strong 1994, as build levels began to slow in the second half of the year. Aftermarket sales were consistent with the prior year as very competitive pricing persisted. Industrial friction and brake products operations both experienced solid sales growth in 1995, from continued penetration in international markets and new product offerings. Overall, earnings from friction and brake products operations improved over 25% from 1994. Efficiency gains and increased absorption accounted for most of the improvement. In addition, 1994's results were adversely impacted by the closure of brake products' Brazilian operations. Specialized trailers and dump body operations acquired in 1995 performed at expectations. Sales of high-performance aircraft wire increased nearly 15% over 1994, returning to 1993 levels. Earnings results continued to progress closer to acceptable returns due to the operations renewed focus on manufacturing processes. The Company's refrigerated container leasing joint venture continued to increase its market penetration and earnings in 1995.

GENERAL INDUSTRY segment sales increased $31.4 million to $235.3 million in 1995 compared to 1994, a 15% improvement. The segment sales comparisons were unfavorably impacted in 1995 compared to 1994 by approximately $6.7 million due to the divestitures of DSI, NETstor, and Vistatech. Segment earnings increased 39% in 1995 versus 1994. The operations which were divested or closed prior to the start of 1995 incurred losses of $3.1 million in 1994. Another record performance by the Company's specialty tires and wheels operations in 1995 resulted in sales increases of nearly $10 million compared to 1994. Increased revenues were due to continued market share gains in lawn and garden, trailer and golf car equipment. Replacement sales also increased in 1995, an area where improvements are again expected in 1996. Specialty tires and wheels operations posted a 14% earnings improvement over 1994's results. Capacity gains and production improvements at the operations manufacturing site in China helped offset higher raw material costs, resulting in margins consistent with 1994. Foodservice operations benefitted from increased market penetration and expanded product offerings through its strong distribution network, to achieve record sales and earnings results for 1995. Domestic and international growth combined to increase sales by 28% over 1994. Improvements in operating expense ratios offset a small decline in gross margins, contributing to overall earnings improvement of 27% over 1994. The Company's December, 1994 acquisition of Sparta Brush contributed positively to both sales and earnings gains in foodservice operations. Sales and earnings of high speed data wire and cable products showed strong improvements in 1995. In addition, strong backlog levels existed at year-end. New product offerings, combined with effective cost containment programs, generated positive results at the Company's medical monitoring devices operation.

GROSS MARGINS as a percent of sales were 24.0% in 1995 compared to 25.5% in 1994 and 25.9% in 1993. Globally depressed selling prices and higher than anticipated material costs in the first year of production at the Company's container manufacturing operation, as well as acquisitions of lower gross margin businesses, resulted in the decline in margins in 1995. Across most operations, and particularly those in the construction materials segment, raw material costs rose in 1995, but only limited success was achieved in passing these increased costs through to customers. However, higher production volumes allowed manufacturing expenses to be more effectively absorbed, resulting in consistent gross margins at most operations in 1995.

SELLING AND ADMINISTRATIVE expenses declined as a percent of sales to 13.3% in 1995, from 14.9% in 1994 and 16.1% in 1993. The strong performance in controlling expenses was evidenced by the fact that selling and administrative expenses rose only $6.2 million to support the 1995 sales increase of $129.8 million. All major operations reported lower expense ratios reflecting the continuation of aggressive cost containment programs. Acquisitions of operations in 1995 with comparably lower-cost selling and administrative expense structures also contributed to the improved ratios.

RESEARCH AND DEVELOPMENT expenses increased to $12.3 million in 1995 compared to $11.9 million in 1994 and $11.2 million in 1993. Friction and braking systems operations incurred the largest increase in expenses, as a number of new product introductions and test programs were ongoing during the year. Custom plastics and rubber operations also incurred additional product development expenses through equipment acquisition and plant realignment initiatives in 1995. The divestiture and closure of certain operations, which were part of the general industry segment in 1994, partially offset the increase in research and development expenses.

INTEREST EXPENSE was $6.1 million in 1995, compared to $4.6 million in 1994 and $4.3 million in 1993. In June of 1995, the Company assumed $3.8 million of long-term debt related to the acquisition of Trail King. Also, in the second half of 1994, the Company secured $8.0 million of low rate industrial development bonds to finance equipment purchases for its container manufacturing operation. These actions along with higher interest rates in 1995, contributed to the higher interest expense for the year.

INCOME TAXES were computed for financial statement purposes at 39.5% in 1995, the same rate used in 1994 and 1993. The increase in the corporate federal tax rate legislated in 1993 is reflected in each year's income tax rates for the Company. An analysis of income taxes for each year is presented in the Notes to Consolidated Financial Statements.

ORDER BACKLOG was $160.7 million at December 31, 1995 and $103.9 million at December 31, 1994. Although the majority of the increase is related to operations acquired in 1995, stronger backlog positions were evident at all major operations within the construction materials and transportation products segments, as well as specialty tires and wheels operations. Backlog levels for the Company's high performance wire products were more than 100% higher than a year ago.

ACCOUNTS RECEIVABLE were $126.6 million at year end 1995 compared to $99.4 million at the end of 1994. Higher fourth quarter sales revenue at each of the Company's major operations accounted for slightly more than half of the higher receivable balances, with acquisitions made in 1995 accounting for the remainder of the increase, or approximately $12.9 million. Receivables continue to be aggressively managed across the Company, as the average number of days accounts receivable remained outstanding declined 7% from the prior year.

INVENTORIES valued primarily by the last-in, first-out (LIFO) method were $121.7 million at December 31, 1995 compared to $74.9 million at

December 31, 1994. Nearly 65% of the $46.8 million increase relates to acquisitions made in 1995. The remainder of the increase in year-end inventories is attributable to general industry segment and container manufacturing operations. Specialty tires and wheels operations account for $7.7 million of the Company's increased inventory levels at year-end, reflecting strong demand and backlog as well as the operations' efforts to be more responsive to its markets, which are cyclically stronger in the first half of the year. Foodservice plastics operations also recorded higher inventory levels at the end of 1995, further strengthening its ability to effectively fill customers' orders while adding to its product offerings.

WORKING CAPITAL was $153.7 million at December 31, 1995 and $164.7 million at December 31, 1994. Cash balances decreased $67.8 million at year end 1995 versus 1994 due principally to the Company's active acquisition program. Increased end of year sales and production activity is reflected in both receivables and inventory balances, as well as current liabilities at December 31, 1995.

CAPITAL EXPENDITURES totaled $37.5 million in 1995 and $31.1 million in 1994. Construction materials operations nearly completed a new, state-of-the-art, rubber mixing system. Actual production is planned to begin in February 1996 with full production expected by April 1, 1996. The new system will allow for significant capacity increases and improve raw material and production efficiencies. Other significant projects in 1995 included the purchase of additional molds and assets to expand specialty tires and wheels operations in China, expansion of molding production capabilities at custom plastics and rubber operations, and the purchase of presses and molds to increase capacity and product availability for foodservice plastics operations. In 1994, the major components of capital spending were the purchase of machinery and equipment for the Company's container manufacturing operation, and the purchase of manufacturing equipment to establish specialty tires and wheels operations in China.

CASH FLOWS provided by operating activities were $55.7 million in 1995 compared to $72.6 million in 1994. Planned increases in inventory quantity levels, principally in the general industry segment, resulted in a decrease in operating cash at year-end. Investing activities, primarily Company acquisitions and capital expenditures, increased in 1995 to $100.7 million versus $38.8 million in 1994. The Company purchased $9.4 million of treasury stock and paid out $12.9 million in dividends in 1995. In 1994, the Company obtained $8.0 million in long-term financing, purchased $10.9 million of treasury stock and paid out $11.6 million in dividends. In addition, $11.0 million of treasury stock was issued for the acquisition of the Sparta Brush Company. The Company's primary liquidity and capital sources are its operations, bank lines of credit and long-term borrowings. The Company continues to have substantial borrowing capacity and financial flexibility.

The Company recognizes the importance of its responsibilities toward matters of environmental concern. Programs are in place to monitor and test facilities and surrounding environments, as well as to recycle materials where practical. The Company has not incurred any material charges relating to environmental matters in 1995 or prior years, and none are anticipated in the foreseeable future.

THE 1996 OUTLOOK is good. In all major markets the Company's competitive position is sound. Continuation of the attention to fundamental practices of cost control, quality improvement, product development, and customer service, combined with the acquisition of businesses that strive to adhere to these operating principles, should result in a year of solid performance.

Non-residential roofing markets, long dominated by repair and replacement demand, should see an improving new construction roofing market with favorable interest rates.

In the transportation markets, lower interest rates should provide for stable automobile demand, while success in broadening the Company's base of customers for custom-molded plastics and rubber products should result in another year of improved performance. While a decline in demand by original equipment customers of friction products is expected, an increase in demand for aftermarket products should result. A fair domestic market outlook combined with improving international markets should provide the opportunity for strong performance. Solid full-year results are expected from the Company's specialty trailer operations. Acquired facilities in the northeast and southeast are expected to result in additional penetration of eastern U.S. markets for steel deck trailers. A steady improvement in the high performance wire and cable business is expected as gains in market share continue, derived from superior product advantages. Continuing productivity gains and strong demand should result in strong growth in the Company's refrigerated container business. Continuation of an aggressive market penetration approach should result in another year of improvement in performance at the Company's refrigerated container leasing joint venture.

The Company's leading position in specialty tires and wheels is expected to result in another record year supported by increased production capacity at its manufacturing site in China. Foodservice operations are expected to improve upon 1995's record results through additional product offerings and enhanced penetration of international markets. Strong demand for stainless steel in-plant processing equipment is expected in 1996, combined with various operational improvements at these operations, should produce solid financial results.

Overall, the outlook for 1996 and beyond is good. The order backlog is strong and financial resources are secure. A tapering down of economic activity in domestic markets should not prevent the Company from producing improved results. The variety of markets served and growing international activities should sustain the Company's growth momentum.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                       CONSOLIDATED STATEMENT OF EARNINGS
                           FOR YEARS ENDED DECEMBER 31


(In thousands except per share data)

                                  1995           1994           1993
                                ---------      ---------      ---------
Net sales                       $822,534       $692,650       $611,270
                                ---------      ---------      ---------

Cost and expenses:
   Cost of goods sold            624,860        516,282        452,792
   Selling and administrative
     expenses                    109,236        102,992         98,449
   Research and development
     expenses                     12,339         11,933         11,165
                                ---------      ---------      ---------
                                 746,435        631,207        562,406
                                ---------      ---------      ---------

Other income (deductions):
   Investment income               2,020          2,977          3,158
   Interest expense               (6,075)        (4,647)        (4,310)
   Other, net                        814           (982)          (800)
                                ---------      ---------      ---------
                                  (3,241)        (2,652)        (1,952)
                                ---------      ---------      ---------

Earnings before income taxes      72,858         58,791         46,912
Income taxes                      28,777         23,223         18,534
                                ---------      ---------      ---------

Net earnings                    $ 44,081       $ 35,568       $ 28,378
                                ---------      ---------      ---------
                                ---------      ---------      ---------

Average shares and equivalents    15,633         15,480         15,478

Net earnings per share:         $   2.82       $   2.30       $   1.83
                                ---------      ---------      ---------


          See accompanying Notes to Consolidated Financial Statements.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(In thousands except per share data)
                                                         Additional                     Cost of
                                            Common        Paid-in       Retained       Shares in
                                            Stock         Capital       Earnings        Treasury
                                           --------      ---------      ---------      ---------
Balance at
 December 31, 1992                         $ 9,833       $  1,436       $249,529       $(56,596)
    Net earnings                                 -              -         28,378              -
    Cash dividends - $0.70
      a share-                                   -        (10,705)             -
    Exercise of stock
      options & other                            -            282              -            351
    Two-for-one stock split                  9,832         (1,586)        (8,246)             -
    Purchase of 64,734
      treasury shares                            -              -              -         (1,985)
                                          -------------------------------------------------------

Balance at
 December 31, 1993                         $19,665       $    132       $258,956       $(58,230)
    Net earnings                                 -              -         35,568              -
    Cash dividends - $0.76
      a share                                    -              -        (11,605)             -
    Exercise of stock
      options & other                            -          7,826              -          6,442
    Purchase of 328,741
      treasury shares                            -              -              -        (10,904)
                                          -------------------------------------------------------

Balance at
 December 31, 1994                         $19,665        $ 7,958       $282,919       $(62,692)
    Net earnings                                 -              -         44,081              -
    Cash dividends - $0.84
      a share                                    -              -        (12,928)            -
    Exercise of stock
      options & other                            -          1,358              -          2,344
    Purchase of 248,308
      treasury shares                            -              -              -         (9,448)
                                          -------------------------------------------------------

Balance at
 December 31, 1995                         $19,665        $ 9,316       $314,072       $(69,796)


     See accompanying Notes to Consolidated Financial Statements.

                           CONSOLIDATED BALANCE SHEET
                                 AT DECEMBER 31

(In thousands except per                               1995              1994
 share data)                                          ------            ------
ASSETS
Current assets
  Cash and cash equivalents                        $  3,198            $ 70,972
  Receivables, less allowances of $3,721 in
  1995 and $3,835 in 1994                           126,610              99,412
  Inventories                                       121,736              74,937
  Deferred income taxes                              18,127              17,041
  Prepaid expenses and other                         12,273              10,881
                                                   ---------           ---------
        Total current assets                        281,944             273,243
                                                   ---------           ---------

Property, plant and equipment,
 net                                                193,134             158,238
                                                   ---------           ---------

Other assets
  Patents and other intangibles                      37,080              18,373
  Investments and advances to affiliates             11,223              19,009
  Receivables and other assets                       10,866              10,951
  Deferred income taxes                               8,176               5,469
                                                   ---------           ---------
        Total other assets                           67,345              53,802
                                                   ---------           ---------

                                                   $542,423            $485,283
                                                   ---------           ---------
                                                   ---------           ---------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                                 $ 45,194            $ 34,123
  Accrued expenses                                   83,041              74,451
                                                   ---------           ---------
        Total current liabilities                   128,235             108,574
                                                   ---------           ---------

Long-term liabilities
  Long-term debt                                     72,725              69,148
  Product warranties                                 65,851              57,981
  Deferred compensation and other liabilities         2,355               1,730
                                                   ---------           ---------
        Total long-term liabilities                 140,931             128,859
                                                   ---------           ---------

Shareholders' equity
  Preferred stock, $1 par value. Authorized
   and unissued 5,000,000 shares
  Common stock, $1 par value. Authorized
   25,000,000 shares; issued 19,665,312
   shares                                            19,665              19,665
  Additional paid-in capital                          9,316               7,958
  Retained earnings                                 314,072             282,919
  Cost of shares in treasury - 4,346,474
   shares in 1995 and 4,252,782 shares
   in 1994                                          (69,796)            (62,692)
                                                   ---------           ---------
        Total shareholders' equity                  273,257             247,850
                                                   ---------           ---------
                                                   $542,423            $485,283
                                                   ---------           ---------
                                                   ---------           ---------


See accompanying Notes to Consolidated Financial Statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           FOR YEARS ENDED DECEMBER 31

(In thousands)
                                                  1995           1994           1993
                                               ---------      ---------      ---------
Operating Activities
  Net earnings                                 $ 44,081       $ 35,568       $ 28,378
  Reconciliation of net earnings
   to cash flows:
   Depreciation                                  20,331         18,322         18,125
   Amortization                                   2,899          3,618          2,563
   Loss on sales of property,
   equipment and business                           570            108             25
  Changes in assets and liabilities
   excluding effects of acquisitions
   and divestitures:
    Current and long-term receivables            (8,616)        (8,558)       (15,107)
    Inventories                                 (17,324)        (7,572)        (5,792)
    Accounts payable and accrued expenses         1,928         13,763         14,284
    Prepaid, deferred and current income
     taxes                                         (993)         1,270         (4,293)
    Long-term liabilities                         7,429         13,302         (1,621)
    Other                                         5,398          2,755         (3,770)
                                               ---------      ---------      ---------
    Net cash provided by operating
     activities                                  55,703         72,576         32,792
                                               ---------      ---------      ---------

Investing Activities
  Capital expenditures                          (37,467)       (31,082)       (28,490)
  Acquisitions, net of cash                     (67,006)        (8,417)       (15,701)
  Sales of property, equipment and business       2,794          4,881            921
  Other                                           1,014         (4,229)        (6,085)
                                               ---------      ---------      ---------
    Net cash used in
    investing activities                       (100,665)       (38,847)       (49,355)
                                               ---------      ---------      ---------

Financing Activities
  Proceeds from long-term debt                       --          8,000          2,500
  Reductions of long-term debt                     (436)           (50)       (12,050)
  Dividends                                     (12,928)       (11,605)       (10,705)
  Purchases of treasury shares                  ( 9,448)       (10,904)        (1,985)
                                               ---------      ---------      ---------
    Net cash used in
     financing activities                       (22,812)       (14,559)       (22,240)
                                               ---------      ---------      ---------

Change in cash and cash equivalents             (67,774)        19,170        (38,803)
Cash and cash equivalents
  Beginning of year                              70,972         51,802         90,605
                                               ---------      ---------      ---------
  End of year                                  $  3,198       $ 70,972       $ 51,802
                                               ---------      ---------      ---------
                                               ---------      ---------      ---------



   See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Carlisle Companies Incorporated and Subsidiaries

SUMMARY OF ACCOUNTING POLICIES

BASIS OF CONSOLIDATION. The consolidated financial statements include the accounts of the Company and its subsidiaries. Investments in affiliates where the Company does not have majority control, none of which are significant, are accounted for on the equity method. All material intercompany transactions and accounts have been eliminated.

REVENUE RECOGNITION. The Company recognizes revenues from product sales upon shipment to the customer. The substantial majority of the Company's product sales are to customers in the United States.

USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

CASH AND CASH EQUIVALENTS. The Company generally considers securities with a remaining maturity of three months or less when acquired to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates market value.

INVENTORIES. Inventories are valued at lower of cost or market. Cost for inventories is determined for a majority of the Company's inventories by the last-in, first-out (LIFO) method with the remainder determined by the first-in, first-out (FIFO) method.

PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment are stated at cost. Costs assigned to property, plant and equipment of acquired companies are based on estimated fair value at the date of acquisition. Depreciation is principally computed on the straight line basis over the estimated useful lives of the assets. Asset lives are 20 to 40 years for buildings, 5 to 15 years for machinery and equipment and 3 to 10 years for leasehold improvements.

PATENTS AND OTHER INTANGIBLES. Patents and other intangibles, recorded at cost, amounted to $8.1 million and $10.1 million at December 31, 1995 and 1994, respectively (net of accumulated amortization of $11.0 million and $7.8 million, respectively), and are amortized over their remaining lives averaging five years. Goodwill, representing the excess of acquisition cost over the fair value of specifically identifiable assets acquired, was $29.0 million and $8.2 million at December 31, 1995 and 1994, respectively (net of accumulated amortization of $1.1 million and $0.6 million, respectively), and is amortized on a straight-line basis over various periods not exceeding 40 years.

PRODUCT WARRANTIES. The Company offers warranties on the sales of certain of its products and maintains reserves to provide for estimated future claims. Such reserves are established based upon historical experience and management's estimate of the level of future claims.

LEASES. The Company is obligated under various noncancelable operating leases for certain facilities and equipment. Rent expense was $2.8 million, $2.6 million, and $2.3 million, in 1995, 1994 and 1993, respectively.

INCOME TAXES. Deferred tax assets and liabilities are recognized for the future tax consequences of the differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. These balances are measured using enacted tax rates expected to apply to taxable income in the years in which such temporary differences are expected to be recovered or settled. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

NET EARNINGS PER SHARE. Net earnings per share of common stock are based on the weighted average number of common shares and common equivalent shares outstanding during the period, assuming the exercise of stock options.

FAIR VALUE OF FINANCIAL INSTRUMENTS. The estimated fair market values of the Company's financial instruments approximate their recorded values.

RECLASSIFICATIONS. Certain reclassifications have been made to prior years' information to conform to 1995 presentation.

INVENTORIES

The components of inventories are:


IN THOUSANDS
                                                 1995           1994
                                               ---------      ---------
FIFO cost (approximates current costs):
Finished goods                                 $ 65,995       $ 47,885
Work in process                                  15,016          9,192
Raw materials                                    56,810         30,622
                                               ---------      ---------

                                               $137,821       $ 87,699

Excess of FIFO cost over LIFO value             (16,085)       (12,762)
                                               ---------      ---------

                                               $121,736        $74,937

PROPERTY, PLANT & EQUIPMENT

The components of property, plant and equipment are:


IN THOUSANDS
                                                 1995           1994
                                               ---------      ---------
Land                                           $  5,283       $  4,750

Buildings & leasehold improvements               97,725         88,218


Machinery & equipment                           272,718        241,069

 Projects in progress                            17,836          7,908
                                               ---------      ---------

                                                393,562        341,945

Accumulated depreciation                       (200,428)      (183,707)
                                               ---------      ---------

                                               $193,134       $158,238


BORROWINGS

Long-term debt includes:


IN THOUSANDS
                                                 1995           1994
                                               ---------      ---------
8.09% senior notes due 1998-2002               $ 48,000       $ 48,000

Industrial Development and Revenue
     Bonds due through 2014                      21,760         19,000

Other, including capital lease
     obligations                                  3,732          2,568
                                               ---------      ---------

                                               $ 73,492       $ 69,568

Less current maturities                          (  767)        (  420)
                                               ---------      ---------

                                                $72,725        $69,148


The weighted average interest rates on the revenue bonds for 1995 and 1994 were 4.4% and 3.1%, respectively.

The debt facilities contain various restrictive covenants and limitations, all of which were complied with in 1995 and 1994. The industrial development and revenue bonds are collateralized by the facilities and equipment acquired through the proceeds of the related bond issuances.

Cash payments for interest were $5.9 million in 1995, $4.4 million in 1994, and $4.9 million in 1993.

At December 31, 1995, the Company had available unsecured lines of credit from banks of $40 million.

At December 31, 1995, letters of credit amounting to $27.1 million were outstanding, primarily to provide security under insurance arrangements and certain borrowings.

The aggregate amount of long-term debt maturing in each of the next five years is approximately $0.8 million in 1996 and 1997, and $10.1 million in 1998 through 2000.

ACQUISITIONS

Acquisitions completed by the Company in the last three years include: 1995-Trail King Industries, Inc., a manufacturer of specialized trailers used in the transportation of construction equipment, Ti-Brook, Inc., a manufacturer of a variety of dump bodies and trailers, Walker Stainless Equipment Company, a manufacturer of stainless steel equipment, and Thunderline Corporation, a designer and manufacturer of custom molded rubber parts utilized for the automobile industry; 1994-Sparta Brush Company, a manufacturer of specialized brushes and cleaning tools, and the coatings and waterproofing business of Quaker Construction Products, Inc.; 1993-ECI Building Components, Inc., a metal roofing manufacturer and Goodyear Tire & Rubber Company's Roofing System Division, a distributor and seller of non-residential roofing systems.

These acquisitions were completed for cash, assumptions of debt, and issuance of stock aggregating approximately $137.9 million and have been accounted for as purchases. The Sparta Brush Company acquisition included the issuance of treasury shares amounting to $11.0 million.

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

Common stockholders of record on May 30, 1986 are entitled to five votes per share. Common stock acquired subsequent to that date entitles the holder to one vote per share until held four years, after which time the holder is entitled to five votes.

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

In 1995, 16,196 shares of restricted stock were issued and 4,537 shares were surrendered under the terms of the Program. At December 31, 1995 an additional 542,242 shares of the Company's common stock was available for issuance as restricted stock.

The activity under the stock options plan is as follows:


                                           Number            Option
                                          of Shares          Prices
                                          ---------       -------------
Outstanding at December 31, 1992           386,514        $13.88-19.57
Options granted                            293,775         24.63-30.75
Options exercised                         (  7,030)        13.88-19.56
Options surrendered                       ( 12,900)        19.56-24.63
                                          ---------

Outstanding at December 31, 1993           660,359        $16.13-30.75
Options granted                            100,500         32.50-34.50
Options exercised                         (119,790)        16.13-24.63
Options surrendered                       ( 14,433)            24.63
                                          ---------

Outstanding at December 31, 1994           626,636        $16.13-34.50
Options granted                            221,000         34.63-41.63
Options exercised                         (105,738)        16.81-24.63




Options surrendered                       (  2,399)            24.63
                                          ---------

Outstanding at December 31, 1995           739,499        $16.13-41.63
                                          ---------
                                          ---------

Exercisable at December 31, 1995           558,663        $16.13-41.63
                                          ---------
                                          ---------

Available for grant at December 31, 1995   321,130
                                          ---------
                                          ---------


RETIREMENT PLANS

The Company maintains defined benefit retirement plans for the majority of its employees. Benefits are based primarily on years of service and earnings of the employee. Plan assets consist primarily of publicly-listed common stocks and corporate bonds.


Pension expense includes:



IN THOUSANDS
                                        1995           1994           1993
                                       -------        -------        -------
Service cost                           $2,335         $2,498         $2,396
Interest cost on projected
  benefit obligation                    5,682          5,037          5,053
Actual return on plan assets           (5,982)        (5,757)        (8,617)
Net amortization and deferral             (38)           (57)         2,944
                                       -------        -------        -------

Total pension expense                  $1,997         $1,721         $1,776


The funded status of the plans at December 31 was:


IN THOUSANDS

                                            1995                1994
                                           --------            --------
Actuarial present value of Vested
  accumulated benefit obligation:

 Vested                                    $67,529             $55,728
 Non-vested                                  1,127               1,140
                                           --------            --------
                                           $68,656             $56,868
                                           --------            --------
                                           --------            --------
Plan assets at fair value                  $81,035             $68,992
Projected benefit obligation               (80,304)            (66,242)
                                           --------            --------

Plan assets in excess of projected
  benefit obligation                           731               2,750
Unamortized transition asset               ( 4,969)            ( 5,658)
Unrecognized prior service costs             5,198               5,657
Unrecognized net gains                     ( 8,080)            ( 7,341)
                                           --------            --------

Accrued pension expense                   $( 7,120)           $( 4,592)
                                           --------            --------
                                           --------            --------


The projected benefit obligation was determined using an assumed discount rate of 7.75% in 1995, 8.25% in 1994, and 7.75% in 1993. The assumed rate of compensation increase was 4.5% and the expected rate of return on plan assets was 8.75% in 1995, 1994 and 1993.

Additionally, the Company maintains a retirement savings plan covering substantially all employees other than those employees under collective bargaining agreements. Plan expense was $2.7 million, $2.6 million, and $2.5 million, in 1995, 1994 and 1993, respectively.

The Company also has a limited number of unfunded post-retirement benefit programs. The post-retirement benefit expense for the Company, inclusive of the components of service costs, interest costs and the amortization of the unrecognized transition obligation, was approximately $0.6 million ($0.4 million after tax) during 1995, 1994 and 1993.

INCOME TAXES

The provision for income taxes was as follows:


IN THOUSANDS
                                   1995           1994           1993
                                 --------       --------       --------
Currently payable
  Federal                        $24,828        $18,276        $15,981
  State, local and other           7,742          8,046          4,272
                                 --------       --------       --------
                                 $32,570        $26,322        $20,253
                                 --------       --------       --------
                                 --------       --------       --------

Deferred (benefit)
  Federal                        $(3,563)       $(  839)       $(1,588)
  State, local and other          (  230)        (2,260)        (  131)
                                 --------       --------       --------

                                 $(3,793)       $(3,099)       $(1,719)
                                 --------       --------       --------
Total Provision                  $28,777        $23,223        $18,534
                                 --------       --------       --------
                                 --------       --------       --------


Deferred tax assets (liabilities) are comprised of the following at December 31:


IN THOUSANDS
                                   1995                1994
                               ----------          ----------
Product warranty               $  31,191           $  26,737
Inventory reserves                 1,944               1,822
Doubtful receivables               1,728               1,748
Employee benefits                  6,489               5,162
Asset write-downs and
  relocation expense                 ---               1,386

Other, net                         8,834               8,684
                               ----------          ----------

Deferred assets                $  50,186           $  45,539
                               ----------          ----------

Depreciation                    $(22,732)           $(21,433)

Other, net                       ( 1,151)            ( 1,596)
                               ----------          ----------

Deferred liabilities            $(23,883)           $(23,029)
                               ----------          ----------


Net deferred tax assets         $ 26,303            $ 22,510
                               ----------          ----------
                               ----------          ----------


No valuation allowance is required for the deferred tax assets based on the Company's past tax payments and estimated future taxable income.

A reconciliation of taxes computed at the statutory rate with the tax provision is as follows:


IN THOUSANDS
                                  1995            1994          1993
                                 --------       --------      ---------
Federal income taxes
  at statutory rate              $25,500        $20,577       $ 16,419

State income taxes, net of
  federal income tax benefit       2,706          2,881          2,051

Other, net                           571         (  235)            64
                                 --------       --------      ---------

                                 $28,777        $23,223       $ 18,534

Effective income tax rate           39.5%          39.5%          39.5%


Cash payments for income taxes were $28.7 million, $22.3 million and $23.6 million in 1995, 1994 and 1993, respectively.

SEGMENT INFORMATION

The Company's operations are classified into the following business segments:


CONSTRUCTION MATERIALS--elastomeric membranes, metal roofing components, adhesives and related products for roofing systems and water barrier applications and outdoor recreation tiles.

TRANSPORTATION PRODUCTS--custom manufactured rubber and plastic products for the automotive market, brake linings and pads for heavy duty trucks, trailers and off-road vehicles, specialty friction products, brakes and actuation systems for construction equipment, refrigerated containers, insulated wire products, specialized lowbed transport trailers and specialized dump bodies and trailers.

GENERAL INDUSTRY--molded plastic foodservice products, small pneumatic tires, stamped and roll-formed wheels, medical monitoring devices, insulated wire products and stainless steel in-plant processing equipment.

CORPORATE--includes general corporate and idle property expenses. Corporate assets consist primarily of cash and cash equivalents, facilities, and other invested assets.

Financial information for operations by reportable business segment is included in the following summary:


(In thousands)
                                               Earnings
                                                Before                        Deprec.
                                                Income                           &           Capital
                                 Sales          Taxes          Assets          Amort.       Spending
                                ---------      ---------      ---------      ---------      ---------
1995
----

Construction Materials          $308,327       $ 36,676       $169,476       $  5,810       $  9,622
Transportation Products          278,867         20,241        210,700         10,046         14,175
General Industry                 235,340         29,627        143,606          7,347         13,404
Interest, net                         --         (4,055)            --             --             --
Corporate                             --         (9,631)        18,641             27            266
                                ---------      ---------      ---------      ---------      ---------
                                $822,534       $ 72,858       $542,423       $ 23,230       $ 37,467
                                ---------      ---------      ---------      ---------      ---------
                                ---------      ---------      ---------      ---------      ---------

1994
----

Construction Materials          $288,533       $ 35,066       $155,383       $  5,886       $  3,166
Transportation Products          200,213         13,497        122,031          8,906         16,403
General Industry                 203,904         21,391        105,482          6,296         11,214
Interest, net                         --         (1,670)            --             --             --
Corporate                             --         (9,493)       102,387            852            299
                                ---------      ---------      ---------      ---------      ---------
                                $692,650       $ 58,791       $485,283       $ 21,940       $ 31,082
                                ---------      ---------      ---------      ---------      ---------
                                ---------      ---------      ---------      ---------      ---------




                                               Earnings
                                                Before                        Deprec.
                                                Income                           &           Capital
                                 Sales          Taxes          Assets          Amort.       Spending
                                ---------      ---------      ---------      ---------      ---------

1993
----

Construction Materials          $247,573       $ 25,496       $139,990       $  5,762       $  3,474
Transportation Products          177,005         11,622        109,523          7,220         10,887
General Industry                 186,692         18,904         90,534          6,864          9,074
Interest, net                         --         (1,152)            --             --             --
Corporate                             --         (7,958)        80,316            842          5,055
                                ---------      ---------      ---------      ---------      ---------
                                $611,270       $ 46,912       $420,363       $ 20,688       $ 28,490
                                ---------      ---------      ---------      ---------      ---------
                                ---------      ---------      ---------      ---------      ---------


QUARTERLY FINANCIAL DATA


(In thousands except per share
 data) (unaudited)
                                  First         Second          Third         Fourth          Year
                               ----------       --------       --------       --------      ---------
1995
----

Net sales                      $ 187,972        200,802        216,551        217,209       $822,534
Gross margin                   $  44,443         50,223         52,792         50,216       $197,674
Operating expenses             $  30,039         28,727         31,017         31,792       $121,575
Net earnings                   $   8,561         12,416         12,528         10,576       $ 44,081
Net earnings per share:        $    0.55           0.79           0.80           0.68       $   2.82
Dividends per share:           $    0.20           0.20           0.22           0.22       $   0.84
Stock price:
   High                        $      37         40 3/8         42 3/8         43 6/8
   Low                         $  34 1/2         36 3/8         38 1/2         39 7/8


1994
----

Net sales                      $ 154,700        183,767        184,131        170,032       $692,650
Gross margin                   $  39,467         47,246         47,790         41,865       $176,368
Operating expenses             $  27,883         29,874         29,765         27,403       $114,925
Net earnings                   $   6,758         10,105         10,235          8,470       $ 35,568
Net earnings per share:        $    0.44           0.65           0.66           0.55       $   2.30
Dividends per share:           $    0.18           0.18           0.20           0.20       $   0.76
Stock price:
   High                        $  35 1/4         34 5/8         35 3/8         36 1/8
   Low                         $  30 1/4         31 1/4         31 1/4         31 3/8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


The Board of Directors
Carlisle Companies Incorporated:

We have audited the accompanying consolidated balance sheets of Carlisle Companies Incorporated and subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of earnings, shareholders' equity, and cash flows for the years then ended. These financial statements and the supplementary notes referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and supplementary notes based on our audits. The consolidated financial statements of Carlisle Companies Incorporated and subsidiaries as of December 31, 1993 were audited by other auditors whose report dated February 2, 1994 expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Carlisle Companies Incorporated and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

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

New York, New York
January 29, 1996

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Carlisle Companies Incorporated:


We have audited the accompanying consolidated balance sheet of Carlisle Companies Incorporated and subsidiaries as of December 31, 1993, and the related consolidated statements of earnings, shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carlisle Companies Incorporated and subsidiaries as of December 31, 1993, and the results of their operations and their cash flows for the year ended December 31, 1993, in conformity with generally accepted accounting principles.



                                        KPMG Peat Marwick LLP

                                        /s/ KPMG Peat Marwick LLP


Syracuse, New York
February 2, 1994

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.
                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth certain information relating to each executive officer of the Company as of December 31, 1995, as furnished to the Company by the executive officers. Except as otherwise indicated each executive officer has had the same principal occupation or employment during the past five years.


NAME                    AGE        POSITIONS WITH COMPANY     PERIOD OF SERVICE

Stephen P. Munn          53        Chief Executive Officer      September, 1988
                                   since September, 1988,               to date
                                   and Chairman of the
                                   Board since January,
                                   1994, and President from
                                   September, 1988 to
                                   February, 1995, of the
                                   Company.

Dennis J. Hall           54        President, since February,      August, 1989
                                   1995, and Executive Vice             to date
                                   President, Treasurer and Chief
                                   Financial Officer, from
                                   August, 1989 to February,
                                   1995, of the Company.

John W. Altmeyer         37        Vice President, Corporate       August, 1989
                                   Development of the                   to date
                                   Company.

Scott C. Selbach         40        Vice President, Europe,           July, 1989
                                   since August, 1995, and              to date
                                   Vice President, Secretary
                                   and General Counsel, from
                                   July 1989 to July, 1995,
                                   of the Company.

Steven J. Ford           36        Vice President, Secretary and     July, 1995
                                   General Counsel, of the Company      to date
                                   since July, 1995.  Previously
                                   an associate with Bond,
                                   Schoeneck & King, Syracuse, NY.

The officers have been elected to serve at the pleasure of the Board of Directors of the Company. There are no family relationships between any of the above officers, and there is no arrangement or understanding between any officer and any other person pursuant to which he was selected an officer.

Information required by Item 10 with respect to directors of the Company is incorporated by reference to the Company's definitive proxy statement filed with the Securities and Exchange Commission on March 15, 1996.

ITEM 11.  EXECUTIVE COMPENSATION.

Information required by Item 11 is incorporated by reference to the Company's definitive proxy statement filed with the Securities and Exchange Commission on March 15, 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

Information required by Item 12 is incorporated by reference to the Company's definitive proxy statement filed with the Securities and Exchange Commission on March 15, 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Not Applicable
                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

Financial statements required by Item 8 are as follows:

          Consolidated Statement of Earnings, years ended December 31, 1995, 1994 and 1993
          Consolidated Statement of Shareholders' Equity, years ended December 31, 1995, 1994 and 1993
          Consolidated Balance Sheet, December 31, 1995 and 1994
          Consolidated Statement of Cash Flows, years ended December 31, 1995, 1994 and 1993
          Notes to Consolidated Financial Statements

Financial statement supplementary notes applicable to the filing of this report are as follows:
                                                       Page
     1.   Other current liabilities                     39

All other schedules are omitted because the required information is inapplicable or the information is presented in the financial statements or related notes.


Exhibits applicable to the filing of this report are as follows:

     (3)       By-laws of the Company *
     (3.1)     Restated Certificate of Incorporation as amended April 22,
               1991****
     (4)       Shareholders' Rights Agreement, February 8, 1989.*
     (10.1)    Executive Incentive Program.**
     (10.2)    Representative copy of Executive Severance Agreement, dated
               December 19, 1990, between the Company and certain individuals, including the five most highly compensated executive officers of the Company.***
     (10.3)    Summary Plan Description of Carlisle Companies Incorporated
               Director Retirement Program, effective November 6, 1991.***
     (21)      Subsidiaries of the Registrant.
     (23)      Consent of Independent Public Accountants.
     (27)      Financial Data Schedule as of December 31, 1995 and for the
               twelve months ended December 31 1995.

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

CARLISLE COMPANIES INCORPORATED


/s/  Dennis J. Hall

By: Dennis J. Hall, President and a Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


/s/  Stephen P. Munn                         /s/  Magalen O. Bryant

Stephen P. Munn, Chairman                    Magalen O. Bryant, Director
Chief Executive Officer
and a Director
(Principal Executive Officer)                /s/  Donald G. Calder

/s/  Robert J. Ryan                          Donald G. Calder, Director

Robert J. Ryan,
Vice President, Treasurer                    /s/  Paul J. Choquette, Jr.
and Chief Financial Officer
(Principal Financial Officer)                Paul J. Choquette, Jr., Director

/s/  Scott A. Kingsley
                                             /s/  Henry J. Forrest
Scott A. Kingsley
Controller                                   Henry J. Forrest, Director
(Principal Accounting Officer)

                                             /s/  David G. Thomas

                                             David G. Thomas, Director

March 15, 1996

                CARLISLE COMPANIES INCORPORATED AND SUBSIDIARIES
          SUPPLEMENTARY NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


                                DECEMBER 31, 1995



Note 1.  OTHER CURRENT LIABILITIES -    Other current liabilities at December 31
                                        consist of the following:


                                                   (000's)
                                             1995           1994
                                           -------         ------
Employee compensation and benefits         $21,044         16,038
Product warranties                          27,675         26,639
Insurance                                    7,727          7,433
Other accrued expenses                      26,595         24,341
                                           -------         ------
                                            83,041         74,451
                                           -------         ------
                                           -------         ------

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Carlisle Companies Incorporated


Under date of February 2, 1994, we reported on the consolidated balance sheet of Carlisle Companies Incorporated and subsidiaries as of December 31, 1993, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the year then ended as contained in the annual report on Form 10-K for the year ended December 31, 1993. In connection with our audit of the aforementioned consolidated financial statements, we also have audited the related supplementary notes and financial statement schedules as listed in Item 14 of the Form 10-K. These supplementary notes and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these supplementary notes and financial statement schedules based on our audits.

In our opinion, such supplementary notes and financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                        KPMG Peat Marwick LLP


                                        /S/ KPMG Peat Marwick LLP


Syracuse, New York
March 11, 1996

                         CARLISLE COMPANIES INCORPORATED
                          COMMISSION FILE NUMBER 1-9278
                                    FORM 10-K
                     FOR FISCAL YEAR ENDED DECEMBER 31, 1995

                                  EXHIBIT LIST

                                                                     Page
(21)           Subsidiaries of the Registrant                         41

(23)           Consent of Independent Public Accountants              42

(23.1)         Independent Auditors' Consent                          43

(27)           Financial Data Schedule as of
                December 31, 1995 and for the twelve
                months ended December 31, 1995                        44