Form 10-Q
period 1996-03-31
CARLISLE COMPANIES INC
filed 1996-05-13
CIK 790051

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.    20549


                                    FORM 10-Q
(Mark One)
                     QUARTERLY REPORT PURSUANT TO SECTION 13
  [X]            OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended         MARCH 31, 1996
                                     ------------------------------------------

                                       OR

                    TRANSITION REPORT PURSUANT TO SECTION 13
  [  ]           OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

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
Yes X   No
   ---    ---

Shares of common stock outstanding at May 1, 1996    15,126,018
                                                   ----------------------------

                          PART I. FINANCIAL INFORMATION

                CARLISLE COMPANIES INCORPORATED AND SUBSIDIARIES
                  Condensed Consolidated Statement of Earnings
                   Three Months ended March 31, 1996 and 1995
                 (Dollars in thousands except per share amounts)


                                                          1996          1995
                                                      ---------      --------
Net Sales                                              $225,121      $187,972

Cost and expenses:
  Cost of goods sold                                    172,750       143,529
  Selling and administrative expenses                    30,694        27,190
  Research and development expenses                       3,039         2,849
                                                      ---------      --------
                                                        206,483       173,568
                                                      ---------      --------

Operating profit                                         18,638        14,404

Other income (deductions):
  Investment income                                         109           891
  Interest expense                                      ( 1,671)      ( 1,431)
  Other, net                                                562           293
                                                      ---------      --------
                                                        ( 1,000)      (   247)
                                                      ---------      --------
  Earnings before income taxes                           17,638        14,157

  Income taxes                                            6,999         5,596
                                                      ---------      --------

  Net earnings                                        $  10,639      $  8,561
                                                      ---------      --------
                                                      ---------      --------

  Average common shares outstanding                      15,389        15,619
                                                      ---------      --------

  Net earnings per share:                             $    0.69      $    .55
                                                      ---------      --------
                                                      ---------      --------


  Dividends declared and paid per share               $     .22      $    .20
                                                      ---------      --------
                                                      ---------      --------



  See accompanying notes to interim financial statements.


                CARLISLE COMPANIES INCORPORATED AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                      March 31, 1996 and December 31, 1995
                   (Dollars in thousands except share amounts)

                                                         MARCH 31,  DECEMBER 31,
                                                           1996           1995
                                                         ---------  -----------
ASSETS

CURRENT ASSETS
 Cash and cash equivalents                               $   4,486  $    3,198
 Receivables, less allowances of $4,040 in
  1996 and $3,721 in 1995                                  145,511     126,610
 Inventories                                               127,901     121,736
 Deferred income taxes                                      17,767      18,127
 Prepaid expenses and other                                  9,421      12,273
                                                         ---------  ----------
  TOTAL CURRENT ASSETS                                     305,086     281,944
                                                         ---------  ----------

PROPERTY, PLANT AND EQUIPMENT                              411,726     393,562
 Less accumulated depreciation                             203,327     200,428
                                                         ---------  ----------
  NET PROPERTY, PLANT AND EQUIPMENT                        208,399     193,134
                                                         ---------  ----------

OTHER ASSETS
 Patents and other intangibles                              53,296      37,080
 Investments and advances to affiliates                     10,894      11,223
 Receivables and other assets                               10,751      10,866
 Deferred income taxes                                       9,471       8,176
                                                         ---------  ----------
  TOTAL OTHER ASSETS                                        84,412      67,345
                                                         ---------  ----------
                                                         $ 597,897  $  542,423
                                                         ---------  ----------
                                                         ---------  ----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Short-term borrowings                                   $  48,814  $      --
 Accounts payable                                           49,041      45,194
 Accrued expenses                                           82,252      83,041
                                                         ---------  ----------
  TOTAL CURRENT LIABILITIES                                180,107     128,235
                                                         ---------  ----------

LONG-TERM LIABILITIES
 Long-term debt                                             76,452      72,725
 Product warranties                                         67,941      65,851
 Deferred compensation and other liabilities                 1,080       2,355
                                                         ---------  ----------
  TOTAL LONG-TERM LIABILITIES                              145,473     140,931
                                                         ---------  ----------

STOCKHOLDERS' EQUITY:
 Common stock, $1 par value.  Authorized
 25,000,000 shares; issued 19,665,312 shares                19,665      19,665
 Additional paid-in capital                                 10,032       9,316
 Retained earnings                                         321,384     314,072
 Cost of shares in treasury (1996 - 4,539,100
  shares; 1995 - 4,291,507 shares)                        ( 78,764)   ( 69,796)
                                                         ---------  ----------
  TOTAL STOCKHOLDERS' EQUITY                               272,317     273,257
                                                         ---------  ----------
                                                         $ 597,897  $  542,423
                                                         ---------  ----------
                                                         ---------  ----------

See accompanying notes to interim financial statements.


                CARLISLE COMPANIES INCORPORATED AND SUBSIDIARIES
                 Condensed Statements of Consolidated Cash Flows
                   Three Months ended March 31, 1996 and 1995
                             (Dollars in thousands)




                                                        1996        1995
                                                    --------      -------
OPERATING ACTIVITIES
 Net earnings                                        $10,639      $ 8,561
 Reconciliation of net earnings to cash flows:
       Depreciation                                    6,142        5,283
       Amortization                                    1,036          738
       Changes in assets and liabilities, excluding
        effects of acquisitions:
       Current and long-term receivables             (10,136)     (22,752)
       Inventories                                   (   175)     ( 3,174)
       Accounts payable and accrued expenses         ( 4,739)       2,702
       Prepaid, deferred and current income taxes      3,511        3,648
       Long-term liabilities                         (   259)       1,286
       Other                                           1,984          884
                                                    --------      -------
                                                       8,003      ( 2,824)
                                                    --------      -------
INVESTING ACTIVITIES
      Capital expenditures                           ( 5,776)     ( 6,960)
      Acquisitions, net of cash                      (37,493)     ( 5,243)
      Sales of property, equipment & business          2,016          --
      Other                                          (   355)       8,966
                                                    --------      -------
                                                     (41,608)     ( 3,237)
                                                    --------      -------
FINANCING ACTIVITIES
      Proceeds from short-term borrowings             48,814          --
      Reductions of long-term debt                   ( 1,853)     (    50)
      Dividends                                      ( 3,327)     ( 3,081)
      Purchases of treasury shares                   ( 8,741)     ( 2,857)
                                                    --------      -------
                                                      34,893      ( 5,988)
                                                    --------      -------

Change in cash and cash equivalents                    1,288      (12,049)

CASH AND CASH EQUIVALENTS
      Beginning of period                              3,198       70,972
                                                    --------      -------
      End of period                                  $ 4,486      $58,923
                                                    --------      -------
                                                    --------      -------


See accompanying notes to interim financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   Three Months Ended March 31, 1996 and 1995


(1) The accompanying unaudited condensed consolidated financial statements include the accounts of Carlisle Companies Incorporated and its wholly-owned subsidiaries (together, the "Company"). Intercompany transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with Article 10-01 of Regulation S-X of the Securities and Exchange Commission and, as such, do not include all information required by generally accepted accounting principles. However, in the opinion of the Company, these financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 1996 and December 31, 1995, the results of its operations for the three months ended March 31, 1996 and 1995, and its cash flows for the three months ended March 31, 1996 and 1995.


       While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's 1995 Annual Report to Stockholders.

(2)    The components of inventories are as follows:

                                                 3/31/96 (000'S)  12/31/95
                                                --------          --------
     First-in, first-out (FIFO) costs:
       Finished goods                           $ 77,191          $ 65,995
       Work in process                            20,117            15,016
       Raw materials                              46,653            56,810
                                                --------          --------
                                                $143,961          $137,821

    Excess of FIFO cost over Last-in,
       First-out (LIFO) inventory value           16,060            16,085
                                                --------          --------
       LIFO inventory value                     $127,901          $121,736
                                                --------          --------
                                                --------          --------

(3) Net earnings per share of common stock are based on the weighted average number of shares outstanding of 15,389,025 for the three months ended March 31, 1996 assuming the exercise of dilutive stock options.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


       Carlisle Companies Incorporated reported first quarter sales of $225.1 million and net earnings of $10.6 million, or $0.69 a share. This record first quarter sales performance marks the 13th consecutive quarter-over-quarter improvement in revenue and the 17th consecutive quarter-over-quarter improvement in net earnings. Record performance from operations within the Transportation Products and General Industry segments, fueled by the Company's acquisition strategies, accounted for the significant improvement.

       Transportation Products segment sales increased to $83.5 million in the first quarter of 1996, a 46% increase over 1995 sales of $57.0 million. Segment earnings improved 66% over last year. Segment results benefitted significantly from the inclusion of the specialized transportation trailer operations acquired in mid and late 1995. Facility expansions and improvements continued in the first quarter at these operations, in support of strategies to expand market share through new product lines and broader market coverage. Braking systems operations had a strong first quarter both domestically and in Europe. Heavy duty friction products experienced reduced sales to original equipment manufacturers, consistent with lower truck and trailer build levels in 1996. Conversely, increased aftermarket demand has become apparent. The UAW strike at General Motors limited first quarter sales and earnings at the Company's custom rubber and plastics operations to levels comparable with 1995. Aircraft wire sales improved with the overall improvement in the aircraft industry. Stable raw material pricing and various process initiatives resulted in continued progress at the Company's refrigerated container manufacturing operation. The Company's refrigerated container leasing joint venture provided solid earnings growth and is well positioned to capitalize on strong worldwide demand for temperature sensitive cargo.

       General Industry segment sales were 29% higher in the first quarter of 1996 versus 1995. Segment earnings improved 31% over last year. In March, specialty tires and wheels operations acquired Intero, Inc. and Unique Wheel, Inc., leading manufacturers of steel and aluminum wheels and rims sold to OEM trailer customers and the automotive aftermarket. Subsequent to the acquisitions, specialty tires and wheels operations changed its name to Carlisle Tire & Wheel Company supporting the Company's expanding strategy to provide a specialty tire and wheel assembly to key original equipment markets. Specialty tire and wheel operations reported improved performance over 1995, including better than expected results from its new acquisitions. In March, the Company's foodservice operations changed its name from Continental/SiLite International to Carlisle FoodService Products, Incorporated a simpler name that identifies the markets it serves as well as enhances its identity and association with the excellent name recognition and market awareness of Carlisle. FoodService operations finished the first quarter strongly, led by a 14% sales improvement at its Sparta Brush operation.

       Restricted by severe winter weather, Construction Materials segment first quarter sales and earnings were 13% and 11% lower, respectively, than

1995's record results. Indications of strengthening demand and improved spring weather conditions are expected to result in a strong second quarter performance and produce six-month results modestly improved over last year. In February, the Company acquired the manufacturing assets and fleece-back sheeting technology of Insulfoam, Inc. The Company will also benefit from the acquired technology in producing a dust-free sheet of EPDM roofing membrane. In March, the Company sold the assets of its West Coast engineered metal roofing operation in an attempt to rationalize its product line and better focus its product and marketing plans.

       Working capital balances at March 31, 1996 totaled $125.0 million compared to $153.7 million at December 31, 1995 and $175.3 million at March 31, 1995. Cash and cash equivalents decreased $54.4 million and short-term borrowings increased $48.8 million from a year ago, due principally to $140.8 million of combined business and capital equipment acquisitions in the last twelve months.

       There are no trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way nor are there any known material trends, favorable or unfavorable in the Company's capital resources.

       Long-term debt increased $3.7 million in the quarter, due principally to future amounts payable as part of the acquisition of Insulfoam, Inc. Long-term debt at March 31, 1996 is approximately 22% of Carlisle's total long-term capital. In April, the Company secured an additional $100 million revolving credit facility with a group of domestic and international banks, further enhancing its financial flexibility.

       The record first quarter results reflect the depth and breadth of Carlisle, and the effect of our growth strategies. Acquisitions contributed impressively to the record quarterly results. We are optimistic that the favorable performance recorded in the first quarter will continue for the year.

                           PART II.  OTHER INFORMATION



Item 6.    Exhibits and Reports on Form 8-K


(a) Exhibits applicable to the filing of this report are as follows:

                  (27) Financial Data Schedule as of March 31, 1996 and for the three months ended March 31, 1996.


(b) Report on Form 8-K: No reports on Form 8-K were filed during the quarter for which this report on Form 10Q is filed.

                                    SIGNATURE


          Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                Carlisle Companies Incorporated




Date       May 13, 1996                         By     /s/Dennis J. Hall
    ---------------------------                   ---------------------------
                                                        Dennis J. Hall
                                                        President