Form 10-Q
period 1996-06-30
CARLISLE COMPANIES INC
filed 1996-08-09
CIK 790051

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.    20549


                                    FORM 10-Q
(Mark One)
                     QUARTERLY REPORT PURSUANT TO SECTION 13
  [X]            OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 1996
                               ---------------------------------------

                                       OR

                    TRANSITION REPORT PURSUANT TO SECTION 13
  [  ]           OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________________to_____________________

Commission file number                   1-9278
                      -------------------------------------------------


                         CARLISLE COMPANIES INCORPORATED
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                             31-1168055
- --------------------------------------------------------------------------------
(State or other jurisdiction of                 (I.R.S. employer
 incorporation or organization)                  identification no.)


 250 South Clinton Street, Suite 201, Syracuse,  New York            13202
- ---------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip code)


                                   315-474-2500
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No__
   ---


Shares of common stock outstanding at August 1, 1996     15,126,818
                                                      -----------------

                            PART I. FINANCIAL INFORMATION
                            -----------------------------

                   CARLISLE COMPANIES INCORPORATED AND SUBSIDIARIES
                    Condensed Statements of Consolidated Earnings
               Three Months and Six Months ended June 30, 1996 and 1995
                   (Dollars in thousands except per share amounts)



                                      Three Months Ended             Six Months Ended
                                      ------------------             ----------------
                                   June 30,       June 30,       June 30,       June 30,
                                     1996           1995           1996           1995
                                    ------         ------         ------         ------

Net Sales                         $ 262,315      $ 200,802      $ 487,435      $ 388,774

Cost and expenses:
  Cost of goods sold                197,831        150,579        370,581        294,108
  Selling and administrative         32,233         25,935         62,927         53,125
  Research and development            3,040          2,792          6,078          5,641
                                    -------        -------        -------        -------
                                    233,104        179,306        439,586        352,874
                                    -------        -------        -------        -------

Operating profit                     29,211         21,496         47,849         35,900

Other income (deductions):
  Investment income                      96            647            206          1,538
  Interest expense                  ( 2,427)       ( 1,517)       ( 4,099)       ( 2,948)
  Other, net                            350        (    67)           912            226
                                    -------        -------        -------        -------
                                    ( 1,981)          (937)       ( 2,981)       ( 1,184)
                                    -------        -------        -------        -------
Earnings before income taxes         27,230         20,559         44,868         34,716

Income taxes                         10,789          8,143         17,788         13,739
                                    -------        -------        -------        -------

Net earnings                       $ 16,441       $ 12,416       $ 27,080       $ 20,977
                                   ========        =======        =======        =======

Average common shares outstanding    15,466         15,634         15,428         15,627
                                    -------        -------        -------        -------

Net earnings per share:            $   1.06       $    .79       $   1.75         $ 1.34
                                    =======        =======        =======          =====


Dividends declared and
  paid per share                   $    .22       $    .20       $    .44       $    .40
                                    =======        =======        =======        =======










See accompanying notes to interim financial statements.

                CARLISLE COMPANIES INCORPORATED AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                      June 30, 1996 and December 31, 1995
                  (Dollars in thousands except share amounts)


                                                       June 30,    December 31,
                                                         1996          1995
                                                        ------        ------
ASSETS

Current assets
  Cash and cash equivalents                            $  1,648      $  3,198
  Receivables, less allowances of $4,024 in 1996
     and $3,721 in 1995                                 160,978       126,610
  Inventories                                           124,771       121,736
  Deferred income taxes                                  17,797        18,127
  Prepaid expenses and other                              9,350        12,273
                                                        -------       -------
      Total current assets                              314,544       281,944
                                                        -------       -------

Property, plant and equipment                           419,615       393,562
  Less accumulated depreciation                         208,233       200,428
                                                        -------       -------
      Net property, plant and equipment                 211,382       193,134
                                                        -------       -------
Other assets
  Patents and other intangibles                          52,042        37,080
  Investments and advances to affiliates                 11,187        11,223
  Receivables and other assets                           10,545        10,866
  Deferred income taxes                                  10,767         8,176
                                                        -------       -------
      Total other assets                                 84,541        67,345
                                                        -------       -------
                                                       $610,467      $542,423
                                                        =======       =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings                                $ 35,000      $    ---
  Accounts payable                                       52,226        45,194
  Accrued expenses                                       92,075        83,041
                                                        -------       -------
      Total current liabilities                         179,301       128,235
                                                        -------       -------

Long-term liabilities
  Long-term debt                                         76,320        72,725
  Product warranties                                     68,552        65,851
  Deferred compensation and other liabilities             1,051         2,355
                                                        -------       -------
      Total long-term liabilities                       145,923       140,931
                                                        -------       -------

Stockholders' equity:
  Common stock, $1 par value.  Authorized
   25,000,000 shares; issued 19,665,312 shares           19,665        19,665
  Additional paid-in capital                              9,969         9,316
  Retained earnings                                     334,497       314,072
  Cost of shares in treasury (1996 - 4,538,494
    shares; 1995 - 4,291,507 shares)                   ( 78,888)     ( 69,796)
                                                       --------      --------
      Total stockholders' equity                        285,243       273,257
                                                       --------      --------
                                                       $610,467      $542,423
                                                        =======       =======








See accompanying notes to interim financial statements.

                 CARLISLE COMPANIES INCORPORATED AND SUBSIDIARIES
                 Condensed Statements of Consolidated Cash Flows
                     Six Months ended June 30, 1996 and 1995
                             (Dollars in thousands)




                                                           1996         1995
                                                           ----         ----

Operating Activities
  Net earnings                                           $27,080       $20,977
  Reconciliation of net earnings to cash flows:
    Depreciation                                          12,646        10,354
    Amortization                                           2,343         1,544
    Changes in assets and liabilities,
     excluding effects of acquisitions:
      Current and long-term receivables                  (25,379)      (28,224)
      Inventories                                          2,955       (12,533)
      Accounts payable & accrued expenses                 10,608         5,984
      Prepaid, deferred & current income taxes                12           581
      Long-term liabilities                                   30         2,302
      Other                                                1,591         1,112
                                                         -------        ------
                                                          31,886         2,097
                                                         -------        ------

Investing Activities
  Capital expenditures                                   (14,868)      (17,040)
  Acquisitions, net of cash                              (37,493)      (29,046)
  Sales of property, equipment & business                  1,365           ---
  Other                                                  (   155)        8,375
                                                         --------      -------
                                                         (51,151)      (37,711)
                                                         -------       -------

Financing Activities
  Proceeds from short-term borrowings                     35,000           ---
  Reductions of long-term debt                           ( 1,889)      (    50)
  Dividends                                              ( 6,655)      ( 6,157)
  Purchases of treasury shares                           ( 8,741)      ( 5,144)
                                                         -------       -------
                                                          17,715       (11,351)
                                                         -------       -------


Change in cash and cash equivalents                      ( 1,550)     ( 46,965)

Cash and cash equivalents
  Beginning of period                                      3,198        70,972
                                                         -------        ------
  End of period                                          $ 1,648       $24,007
                                                          ======        ======





See accompanying notes to interim financial statements.

              Notes to Condensed Consolidated Financial Statements
              ----------------------------------------------------
                     Six Months Ended June 30, 1996 and 1995


(1) The accompanying unaudited condensed consolidated financial statements include the accounts of Carlisle Companies Incorporated and its wholly-owned subsidiaries (together, the "Company"). Intercompany transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with
     Article 10-01 of Regulation S-X of the Securities and Exchange Commission and, as such, do not include all information required by generally accepted accounting principles. However, in the opinion of the Company, these financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 1996 and December 31, 1995, the results of its operations for the three months and the six months ended June 30, 1996 and 1995, and its cash flows for the six months ended June 30, 1996 and 1995.

     While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's 1995 Annual Report to Stockholders.

(2)  The components of inventories are as follows:


                                               June 30,      December 31,
                                                  1996           1995
                                                 ------         ------
                                                         (000)'s

     First-in, first-out (FIFO) costs:
       Finished goods                           $ 71,775       $ 65,995
       Work in process                            14,829         15,016
       Raw materials                              54,256         56,810
                                                 -------        -------
                                                 140,860        137,821

     Excess of FIFO cost over Last-in,
       First-out (LIFO) inventory value          (16,089)       (16,085)
                                                 -------        -------
     LIFO inventory value                       $124,771       $121,736
                                                 =======        =======




(3) Net earnings per share of common stock are based on the weighted average number of shares outstanding of 15,466,146 for the three months ended June 30, 1996 and 15,427,586 for the six months ended June 30, 1996, assuming the exercise of dilutive stock options.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                  ---------------------------------------------

We are pleased to report the sales, net earnings and earnings per share achieved in the second quarter of 1996 are the best results in Carlisle's history. Second quarter 1996 sales of $262.3 million represent a 31% increase over sales of $200.8 million in the second quarter of 1995. Net earnings of $16.4 million, or $1.06 a share, represent a 32% improvement over 1995's second quarter earnings of $12.4 million, or $0.79 a share. For the six months ended June 30, 1996, sales totaled $487.4 million compared to $388.8 million in 1995, a 25% increase. Net earnings on a year-to-date basis were $27.1 million, or $1.75 a share, a 29% increase over 1995's earnings of $21.0 million, or $1.34 a share. Continued record performance from operations within the transportation products and general industry segments, combined with a strong rebound from a soft, weather-restricted first quarter by construction materials operations, accounted for the record second quarter results.

Transportation Products segment sales increased 35% in the second quarter to $90.1 million from $66.9 million in 1995. Segment earnings in the quarter improved 50% over 1995. On a year-to-date basis, sales increased 40% over 1995, to $173.6 million, and earnings improved 57%, to $15.4 million. Segment results continue to benefit significantly from the specialized transportation trailer operations acquired in 1995. For the six months ended June 30, 1996, 88% of the segment's sales increase and 70% of the earnings improvement were attributable to these acquisitions. The other operations in this segment experienced modest revenue growth, but cost reduction programs resulted in additional earnings improvement, as operating margins strengthened.

General Industry segment sales increased 52% in the second quarter of 1996 to $86.3 million. Segment earnings increased to $12.4 million, a 48% improvement over 1995. For the six months ended June 30, 1996, segment sales and earnings improved 40% over 1995's results. The March 1996 acquisitions of Intero, Inc. and Unique Wheel, Inc., manufacturers of steel and aluminum wheels, had a positive effect on the second quarter results of specialty tires and wheels operations. Foodservice operations increased year over year sales by 8% in the second quarter, a solid recovery over a sluggish first quarter 1996.

Construction Materials segment sales increased 11% in the second quarter to $85.9 million from $77.1 million in 1995. On a year-to-date basis, segment sales were consistent with 1995, totaling $142.3 million. After removing the results of the West Coast metal roofing operation, which was sold in early 1996, segment sales have improved 4% over the first six months of 1995. Second quarter earnings improved 24% over the 1995 quarterly results. For the first six months of 1996, segment earnings are up 12% when compared to 1995. A favorable product mix and controlled spending resulted in the favorable earnings performance.

There are no trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way nor are there any known material trends, favorable or unfavorable, in the Company's capital resources.

Working Capital was $135.2 million at June 30, 1996, compared to $125.0 million at March 31, 1996 and $159.3 million a year ago. Cash flows from operations in the first six months of 1996 totaled $31.9 million, an increase of $29.8 million over the first six months of 1995. Long-term debt stands at $76.3 million at June 30, 1996, approximately 21% of total long-term capital. Order backlog totaled $131.1 million at June 30, 1996, with increases over last year due principally to acquisitions.

Carlisle's second quarter performance was boosted by a pick up in the shipment of roofing systems following severe winter weather. In addition, the Company's acquisition strategies continue to add to the record performances in the transportation products and general industry segments. We remain optimistic and expect to report record results for 1996.

                           PART II. OTHER INFORMATION
                           --------------------------



Item 4.  Submission of Matters to a Vote of Security Holders.

(a)  The Company's 1996 Annual Meeting of Shareholders was held on April 22,
     1996.

(b) At the 1996 Annual Meeting of Shareholders, the election of three (3) directors were approved as follows:


                            For        Against      Withheld      Nonvote
                          -------      -------      --------      -------

Henry J. Forrest        20,865,134        -         236,778          -
Peter L.A. Jamieson     20,883,042        -         218,870          -
Dr. Peter F. Krogh      20,871,470        -         230,442          -



Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits applicable to the filing of this report are as follows:

     (27) Financial Data Schedule as of June 30, 1996 and for the six months ended June 30, 1996.

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


                                                Carlisle Companies Incorporated



Date        August  7, 1996                     By   /s/  Dennis J. Hall
     -------------------------------               -----------------------------
                                                     Dennis J. Hall
                                                     President