Form 10-Q
period 1996-09-30
CARLISLE COMPANIES INC
filed 1996-11-12
CIK 790051

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549


                                      FORM 10-Q
(Mark One)
                       QUARTERLY REPORT PURSUANT TO SECTION 13
  [X]              OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          SEPTEMBER 30, 1996
                               -------------------------------------------

                                          OR

                       TRANSITION REPORT PURSUANT TO SECTION 13
  [ ]              OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ---------------

Commission file number                   1-9278
                       ---------------------------------------------------

                      CARLISLE COMPANIES INCORPORATED
--------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


         DELAWARE                                 31-1168055
--------------------------------------------------------------------------
(State or other jurisdiction of               (I.R.S. employer
 incorporation or organization)               identification no.)


     250 SOUTH CLINTON STREET, SUITE 201, SYRACUSE, NEW YORK 13202
--------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip code)

                                315-474-2500
--------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No
   ---    ---

Shares of common stock outstanding at November 1, 1996   15,175,662
                                                         ----------

                           PART I. FINANCIAL INFORMATION

                    CARLISLE COMPANIES INCORPORATED AND SUBSIDIARIES
                      Condensed Consolidated Statement of Earnings
             Three Months and Nine Months ended September 30, 1996 and 1995
                     (Dollars in thousands except per share amounts)


                                      THREE MONTHS ENDED                NINE MONTHS ENDED
                                      ------------------                -----------------
                                     SEPT. 30,   SEPT. 30,            SEPT. 30,   SEPT. 30,
                                       1996        1995                 1996        1995
                                      ------      ------               ------      ------

Net Sales                           $ 252,603   $ 216,551            $ 740,039   $ 605,325

Cost and expenses:

  Cost of goods sold                  189,965     163,759              560,547     457,867

  Selling and administrative           32,519      27,840               95,446      80,965

  Research and development              3,032       3,177                9,110       8,818
                                    ---------   ---------            ---------   ---------
                                      225,516     194,776              665,103     547,650

Operating profit                       27,087      21,775               74,936      57,675

Other income (deductions):

  Investment income                       247         461                  452       1,999

  Interest expense                     (1,888)     (1,544)              (5,987)     (4,491)

  Other, net                              176          60                1,088         285
                                    ---------   ---------            ---------   ---------
                                       (1,466)     (1,023)              (4,447)     (2,207)
                                    ---------   ---------            ---------   ---------

Earnings before income taxes           25,621      20,752               70,489      55,468

Income taxes                           10,160       8,224               27,948      21,963
                                    ---------   ---------            ---------   ---------

Net earnings                        $  15,461   $  12,528            $  42,541   $  33,505
                                    ---------   ---------            ---------   ---------
                                    ---------   ---------            ---------   ---------

Average common shares outstanding      15,490      15,634               15,447      15,629
                                    ---------   ---------            ---------   ---------

Net earnings per share:             $    1.00   $     .80            $    2.75   $    2.14
                                    ---------   ---------            ---------   ---------
                                    ---------   ---------            ---------   ---------

Dividends declared and
  paid per share                    $    .245   $    .220            $    .685   $    .620
                                    ---------   ---------            ---------   ---------
                                    ---------   ---------            ---------   ---------


See accompanying notes to interim financial statements.

                            CARLISLE COMPANIES INCORPORATED AND SUBSIDIARIES
                                 Condensed Consolidated Balance Sheets
                                September 30, 1996 and December 31, 1995
                               (Dollars in thousands except share amounts)


                                                     SEPT. 30,     DEC. 31,
                                                       1996          1995
                                                      ------        ------
ASSETS

CURRENT ASSETS
 Cash and cash equivalents                          $  7,671     $  3,198
 Receivables, less allowances of $4,200 in
  1996 and $3,721 in 1995                            157,635      126,610
 Inventories                                         133,302      121,736
 Deferred income taxes                                17,860       18,127
 Prepaid expenses and other                           10,617       12,273
                                                    --------     --------
  TOTAL CURRENT ASSETS                               327,085      281,944
                                                    --------     --------

PROPERTY, PLANT AND EQUIPMENT                        429,328      393,562
 Less accumulated depreciation                       213,626      200,428
                                                    --------     --------
  NET PROPERTY, PLANT AND EQUIPMENT                  215,702      193,134
                                                    --------     --------

OTHER ASSETS
 Patents and other intangibles                        61,867       37,080
 Investments and advances to affiliates               11,363       11,223
 Receivables and other assets                         10,273       10,866
 Deferred income taxes                                12,581        8,176
                                                    --------     --------
  TOTAL OTHER ASSETS                                  96,084       67,345
                                                    --------     --------
                                                    $638,871     $542,423
                                                    --------     --------
                                                    --------     --------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Short-term borrowings                              $ 55,989     $    --
 Accounts payable                                     51,225       45,194
 Accrued expenses                                     96,672       83,041
                                                    --------     --------
  TOTAL CURRENT LIABILITIES                          203,886      128,235
                                                    --------     --------

LONG-TERM LIABILITIES
 Long-term debt                                       67,269       72,725
 Product warranties                                   71,246       65,851
 Deferred compensation and other liabilities           1,023        2,355
                                                    --------     --------
  TOTAL LONG-TERM LIABILITIES                        139,538      140,931
                                                    --------     --------

STOCKHOLDERS' EQUITY:
 Common stock, $1 par value.  Authorized
 25,000,000 shares; issued 19,665,312 shares          19,665       19,665
 Additional paid-in capital                           10,092        9,316
 Retained earnings                                   346,236      314,072
 Cost of shares in treasury (1996 - 4,562,429
  shares; 1995 - 4,291,507 shares)                   (80,546)     (69,796)
                                                    --------     --------
  TOTAL STOCKHOLDERS' EQUITY                         295,447      273,257
                                                    --------     --------
                                                    $638,871     $542,423
                                                    --------     --------
                                                    --------     --------

See accompanying notes to interim financial statements.

                   CARLISLE COMPANIES INCORPORATED AND SUBSIDIARIES
                   Condensed Statements of Consolidated Cash Flows
                    Nine Months ended September 30, 1996 and 1995
                               (Dollars in thousands)


                                                        1996           1995
                                                        ----           ----

OPERATING ACTIVITIES
 Net earnings                                         $42,541        $33,505
 Reconciliation of net earnings to cash flows:
  Depreciation                                         19,196         15,909
  Amortization                                          2,896          2,482
  Changes in assets and liabilities, excluding
   effects of acquisitions and sale of business:
    Current & long-term receivables                   (19,579)       (26,841)
    Inventories                                        (3,760)       (13,628)
    Accounts payable & accrued expenses                14,516          5,203
    Prepaid, deferred & current income taxes           (2,853)           280
    Long-term liabilities                               2,519          5,118
    Other                                               2,419          3,311
                                                      -------        -------
                                                       57,895         25,339
                                                      -------        -------

INVESTING ACTIVITIES
 Capital expenditures                                 (26,061)       (26,271)
 Acquisitions, net of cash                            (53,437)       (40,719)
 Sales of property, equipment & business                4,159          2,307
 Other                                                   (155)         2,812
                                                      -------        -------
                                                      (75,494)       (61,871)
                                                      -------        -------

FINANCING ACTIVITIES
 Proceeds from short-term borrowings                   55,989            --
 Reductions of long-term debt                         (11,590)          (140)
 Dividends                                            (10,376)        (9,538)
 Purchases of treasury shares                         (11,951)        (5,871)
                                                      -------        -------
                                                       22,072        (15,549)
                                                      -------        -------

CHANGE IN CASH AND CASH EQUIVALENTS                     4,473        (52,081)

CASH AND CASH EQUIVALENTS
 Beginning of period                                    3,198         70,972
                                                      -------        -------
 End of period                                        $ 7,671        $18,891
                                                      -------        -------
                                                      -------        -------

See accompanying notes to interim financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            Nine and Three Months Ended September 30, 1996 and 1995


(1) The accompanying unaudited condensed consolidated financial statements include the accounts of Carlisle Companies Incorporated and its wholly-owned subsidiaries (together, the "Company"). Intercompany transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with Article 10-01 of Regulation S-X of the Securities and Exchange Commission and, as such, do not include all information required by generally accepted accounting principles. However, in the opinion of the Company, these financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 1996 and December 31, 1995, the results of its operations for the three months and the nine months ended September 30, 1996 and 1995, and its cash flows for the nine months ended September 30, 1996 and 1995.


     While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's 1995 Annual Report to Stockholders.

(2)  The components of inventories are as follows:

                                                  SEPT. 30,      DEC. 31,
                                                    1996           1995
                                                   ------         ------
                                                           (000)'S
     First-in, first-out (FIFO) costs:
       Finished goods                             $ 78,838       $ 65,995
       Work in process                              16,163         15,016
       Raw materials                                54,175         56,810
                                                  --------       --------
                                                  $149,176       $137,821

     Excess of FIFO cost over Last-in,
       First-out (LIFO) inventory value            (15,874)       (16,085)
                                                  --------       --------
     LIFO inventory value                         $133,302       $121,736
                                                  --------       --------
                                                  --------       --------

(3) Net earnings per share of common stock are based on the weighted average number of shares outstanding of 15,490,053 for the three months ended September 30, 1996 and 15,448,408 for the nine months ended September 30, 1996 assuming the exercise of dilutive stock options.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


We are pleased to report that the third quarter of 1996 was a record performance, marking the 19th consecutive quarter-over-quarter improvement in earnings. Third quarter sales of $252.6 million represent a 17% increase over sales of $216.6 million in the third quarter of 1995. Net earnings of $15.5 million, or $1.00 a share, is an increase of 24% over 1995's earnings of $12.5 million, or $0.80 a share. For the nine months ended September 30, 1996, sales totalled $740.0 million, a 22% increase over 1995. Net earnings on a year-to-date basis were $42.5 million, or $2.75 a share, a 27% increase over 1995's earnings of $33.5 million, or $2.14 a share. An all-time record performance from the construction materials segment and the continuation of favorable results from operations within the transportation products and general industry segments contributed to the record third quarter results.

CONSTRUCTION MATERIALS segment's sales of $98.2 million and earnings of $15.2 million in the third quarter of 1996 are the highest levels ever achieved in the Company's history. The quarterly sales performance was 11% above 1995, while segment earnings improved an impressive 24%. Year-to-date 1996 sales have increased 4% over 1995, and segment earnings are up 17%. A continued favorable product mix and cost reduction strategies resulted in the favorable earnings performance.

TRANSPORTATION PRODUCTS segment sales increased 11% in the third quarter to $83.1 million from $74.9 million in 1995. Segment earnings in the quarter improved 24% over 1995. For the nine months ended September 30, sales increased 29% over 1995, to $256.7 million, and earnings improved 47%, to $21.7 million. Heavy duty friction products' and custom rubber and plastics' operations reported favorable performances and the specialized transportation trailer operations acquired in 1995 continue to add to segment results.

GENERAL INDUSTRY segment sales were 35% higher in the third quarter of 1996 versus 1995, totalling $71.3 million. Segment earnings improved 21% over last year. On a year-to-date basis, segment sales were $242.7 million, a 38% increase over 1995, while segment earnings have improved 34%. Positive results from the acquired operations in steel wheels and rims and stainless steel in-plant processing equipment more than offset the recent softness experienced in the lawn and garden industry.

Working Capital was $123.2 million at September 30, 1996, compared to $135.2 million at June 30, 1996 and $157.7 million a year ago. Cash flows from operations for the nine months ended September 30, 1996 totalled $57.9 million, more than double the amount generated during the comparable period in 1995. Long-term debt stands at $67.3 million at September 30, 1996, while short-term borrowings reached $56.0 million.

There are no trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way nor are there any known material trends, favorable or unfavorable in the Company's capital resources.

ACQUISITIONS
At the end of August, the Company's Walker Stainless Equipment Company completed the acquisition of Scherping Systems and Controls, a leading supplier of cheese processing systems and equipment for the dairy industry. The acquisition will result in increased capabilities in fabrication and design, enhancing both companies' abilities to service their markets.

On October 4, the Company completed the acquisition of the Engineered Plastics Division (EPD) of Hoover Universal, a subsidiary of Johnson Controls, Inc. EPD's products include precision-molded engine components and blow-molded bumper beams that are supplied to most major automakers in North America. The acquisition enhances and extends the Company's component supplier strategy, which involves providing full design, engineering and production services to companies supplying complete systems to the automotive OEMs. EPD has been combined with the Company's custom rubber and plastics operation, Geauga Company, also a supplier of components to the automotive industry, and renamed Carlisle Engineered Products.

On October 11, the Company acquired Hartstone, Inc., a leading designer and manufacturer of ceramic tableware, cookware, and decorative kitchenware. Hartstone has the capability to add to Carlisle's broad product offering to the foodservice industry.

THE COMPANY'S BOARD OF DIRECTORS HAS APPROVED A TWO-FOR-ONE SPLIT OF ITS COMMON STOCK, SUBJECT TO SHAREHOLDER APPROVAL OF AN INCREASE IN THE AUTHORIZED NUMBER OF SHARES. MANAGEMENT INTENDS TO MAIL A PROXY STATEMENT ON OR ABOUT NOVEMBER 15, 1996, REQUESTING SHAREHOLDER APPROVAL.

                      PART II.  OTHER INFORMATION



Item 6.       Exhibits and Reports on Form 8-K


(a)    Exhibits applicable to the filing of this report are as follows:

       (27) Financial Data Schedule as of September 30, 1996 and for the nine months ended September 30, 1996.


(b)    Report on Form 8-K

       On August 13, 1996, a Form 8-K was filed to announce the amendment of the Shareholders' Rights Agreement, adopted on February 8, 1989 to, among other things, reset the purchase price of a Right and extend the term of the Rights Agreement until August 6, 2006.

       On October 17, 1996, a Form 8-K was filed to announce the acquisition by the Company of substantially all of the assets comprising the Engineered Plastics Division of Hoover Universal, Inc., a subsidiary of Johnson Controls, Inc.

                                      SIGNATURE


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        Carlisle Companies Incorporated




Date   November 11, 1996                By   /s/ Robert J. Ryan, Jr.
     ----------------------                 -------------------------------------------------------
                                              Robert J. Ryan, Jr.
                                              Vice President, Treasurer and Chief Financial Officer