Form 10-K
period 1996-12-31
CARLISLE COMPANIES INC
filed 1997-03-06
CIK 790051

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 [FEE REQUIRED]
               For the fiscal year ended   DECEMBER 31, 1996
                                         ---------------------
                                          OR
[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                    For the transition period from _________ to _________
                                                   ----------   ----------
Commission file number 1-9278
                       ------

                       CARLISLE COMPANIES INCORPORATED
---------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)
            DELAWARE                                   31-1168055
--------------------------------                 -----------------------------
(State or other jurisdiction of                 (I.R.S. employer incorporation
or organization                                      identification no.)

  250 SOUTH CLINTON STREET, SUITE 201, SYRACUSE, NEW YORK    13202-1258
---------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip code)

Registrant's telephone number, including area code      (315) 474-2500
                                                      -----------------
Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH REGISTERED
--------------------            -----------------------------------------
COMMON STOCK, $1 PAR VALUE                    NEW YORK STOCK EXCHANGE
--------------------------                    -----------------------
PREFERRED STOCK PURCHASE RIGHTS               NEW YORK STOCK EXCHANGE
-------------------------------               -----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---    ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of voting common stock held
by non-affiliates at February 24, 1997                     $932,700,084
Shares of common stock outstanding at February 24, 1997      30,372,514

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders on April 21, 1997 are incorporated by reference in Part III.

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

    The Company manufactures and distributes a wide variety of products across a broad range of industries, including, among others, the roofing, real estate construction, trucking, automotive, foodservice, industrial equipment, lawn and garden and aircraft manufacturing industries. The Company markets its products both as a component supplier to original equipment manufacturers ("OEMs"), as well as directly to end users.

    Sales of the Company's products are reported by distribution to the following three industry segments: Construction Materials, Transportation Products and General Industry. The principal products, services and markets or customers served in each of the industry segments include:

CONSTRUCTION MATERIALS. The principal products of this segment are rubber, plastic and fleece back sheeting used predominantly on non-residential flat roofs and related roofing accessories, including flashings, fasteners, ceiling tapes, coatings and waterproofings. The markets served include new construction, re-roofing and maintenance of low slope roofs, water containment, HVAC sealants, and coatings and waterproofings.

TRANSPORTATION PRODUCTS. The principal products of this segment are heavy duty friction and braking systems for truck and off-highway equipment, rubber and plastic automotive components, including precision-molded engine components and blow-molded bumper beams, high grade aerospace wire, specialty trailers, self-contained ISO 40-foot perishable cargo shipping containers, standard and custom-built high payload trailers and dump bodies. Customers include truck OEMs, shipping lines, heavy equipment and truck dealers and aftermarket distributors, commercial haulers, automotive OEMs and systems suppliers, and dairy product distributors.

GENERAL INDUSTRY. The principal products of this segment include small bias-ply rubber tires, stamped and roll-formed wheels, commercial and institutional plastic foodservice permanentware and catering equipment, fiber glass and composite material trays and dishes, ceramic tableware, specialty rubber and plastic cleaning brushes and stainless steel processing equipment and their related process control systems. Customers include foodservice distributors, restaurants, golf car manufacturers, power equipment manufacturers, boat and utility trailer manufacturers and dairy and pharmaceutical processors.

    The amount of total revenue contributed by the products or services in each industry segment for each of the last three fiscal years is as follows (in millions):

                           1996           1995           1994
                           ----           ----           ----
Construction Materials  $  325.2       $  308.3       $  288.6
Transportation Products    371.5          278.9          200.2
General Industry           320.8          235.3          203.9
                         -------        -------        -------
Total                   $1,017.5       $  822.5       $  692.7

    In each industry segment, the Company's products are generally distributed either by Company-employed field sales personnel or manufacturers' representatives. In a few instances, distribution is through dealers and independent distributors. Since many of the Company's customers are OEMs, marketing methods and certain operations are designed to accommodate the requirements of a small group of high-volume producer-customers.

    In each industry segment, satisfactory supplies of raw materials and adequate sources of energy essential for operation of the Company's businesses have generally been available to date. Uncertain economic conditions, however, could cause shortages of some basic materials, particularly those which are petroleum derivatives (plastic resins, synthetic rubber, etc.) and used in the construction materials, transportation products and general industry segments. The Company believes that energy sources are secure and sufficient quantities of raw materials can be obtained through normal sources to avoid interruption of production in 1997.

    The Company owns or holds the right to use a variety of patents, trademarks, licenses, inventions, trade secrets and other intellectual property rights which, in the aggregate, are considered significant to the successful conduct of each of the Company's three industry segments. The Company has adopted a variety of measures and programs to ensure the continued validity and enforceability of its various intellectual property rights.

    In each industry segment, the Company is engaged in businesses, and its products serve markets, that generally are highly competitive. Product lines serving most markets tend to be price competitive and all lines also compete on service and product performance. No industry segment is dependent upon a single customer, or a few customers, the loss of which would have a material adverse effect on the segment.

    Order Backlog was $200.8 million at December 31, 1996, and $160.7 million at December 31, 1995, and $103.9 million at December 31, 1994. Although 19% of the increase from December 31, 1995 was related to operations acquired in 1996, stronger backlog positions were evident throughout all major operations within the Company.

    Research and Development expenses decreased to $11.9 million in 1996, compared to $12.3 million in 1995, consistent with $11.9 million in 1994. Heavy duty friction operations completed its new technology center in Charlottesville, Virginia. The increase in R&D expenditures for high performance wire resulted from purchases of materials for microwave coaxial cable and high speed "Z-Skew" product development. The truck and trailer operations have incurred R&D expense in new products which will be available for sale in Spring of 1997.

    The Company employs approximately 6,900 persons on a full-time basis.

    The businesses of the construction materials and transportation products industry segments are generally not seasonal in nature. Within the general industry segment, distribution of lawn and garden products generally reach peak sales volume during the first two quarters of the year. The businesses of all three segments are affected by the state of the general economy.

    In 1996, the Company completed five acquisitions. In February, the Company acquired the manufacturing assets and fleece back sheeting technology of Insulfoam, Inc. In March, the Company acquired Intero, Inc. and Unique Wheel, Inc., leading manufacturers of steel and aluminum wheels and rims sold to OEM trailer customers and the auto aftermarket. In August, the acquisition of Scherping Systems, Inc. and Scherping Controls, Inc., leading suppliers of cheese processing systems and equipment for the dairy industry, was completed. In September, the Company acquired Hartstone, Inc., a designer and manufacturer of ceramic tableware, cookware and decorative kitchenware. In October, the Company completed the acquisition of the Engineered Plastics
Division of Johnson Controls, Inc. EPD's products include precision-molded engine components and blow-molded bumper beams that are supplied to major automakers in North America. These acquisitions will add principally to the Company's transportation products and general industry segments.

    In each industry segment, the Company's compliance with Federal, State and local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment is not anticipated to have a material effect upon the capital expenditures, earnings or the financial and competitive position of the Company or its divisions and subsidiaries.

    Information on the Company's revenues, operating profit or loss and identifiable assets by industry segments for the last three fiscal years, the nature and effect of the restatement of such information as a result of changes made in the way the Company's products or services are grouped into industry segments and the principal products in each segment is as follows:


(In thousands)                           1996       1995     1994
                                       -------    -------  -------

Sales to Unaffiliated Customers(1)
    Construction Materials             325,165    308,327  288,533
    Transportation Products            371,517    278,867  200,213
    General Industry                   320,813    235,340  203,904

Operating Profit or Loss
    Construction Materials              43,582     36,676   35,066
    Transportation Products             27,495     20,241   13,497
    General Industry                    40,260     29,627   21,391
    Interest, net                      ( 8,396)   ( 4,055) ( 1,670)
    Corporate(2)                       (10,901)   ( 9,631) ( 9,493)

Identifiable Assets
    Construction Materials             183,836    169,476  155,383
    Transportation Products            309,125    210,700  122,031
    General Industry                   225,282    143,606  105,482
    Corporate(3)                        28,592     18,641  102,387



(1) Intersegment sales or transfers are not material.

(2) Includes general corporate and idle property expenses.

(3) Consists primarily of cash and cash equivalents, facilities, and other invested assets.

ITEM 2.  PROPERTIES

    The following table sets forth certain information with respect to the principal properties and plants of the Company as of December 31, 1996:


____________________________________________________________________________________________________
                       O - OFFICE                                              APPROXIMATE
PRINCIPAL PRODUCT      M - MANUFACTURING   OWNED         FLOOR SPACE
OR ACTIVITY            W - WAREHOUSING     LOCATION      OR LEASED             (SQ. FT.)   ACREAGE
____________________________________________________________________________________________________
Corporate headquarters      O         Syracuse, NY        Leased to 2005*       15,500         -
____________________________________________________________________________________________________
Elastomeric membranes       O,M,W     Carlisle, PA        Owned                413,000        79
and related roofing         O,M,W     Greenville, IL      Owned                165,400        35
products                    O,M       Stafford, TX        Owned                108,500         8
                            O,M       Jemison, AL         Owned                 40,900         8
                            O,M       Lodi, CA            Leased to 1998        41,800         -
                            O,M       Tualatin, OR        Leased to 1998        59,900         5
                            O,M       Stafford, TX        Leased to 1998        56,840         3
                            O,M,W     Fontana, CA         Leased to 2001*       76,500         -
                            O,M,W     Sapulpa, OK         Owned                 34,000         3
                            O,M,W     Wylie, TX           Owned                 44,000         6
                            O,W       Mississauga, Ont.   Leased to 2000        25,000         1
                            O         Akron, OH           Leased to 1997*        9,600         -
                            M         Herington, Kansas   Leased to 1999*       37,000         -
                                                                                ------       ---
                                                                             1,112,440       148
____________________________________________________________________________________________________
Small pneumatic tires       O,M,W     Carlisle, PA        Owned                465,900        29
and tubes; stamped and      O,M,W     Aiken, SC           Owned                220,500        23
roll-formed wheels          O,M,W     Port Fortin,        Owned                167,604         -
                                      Trinidad
                            O,M,W     Long Beach, CA      Owned                 60,000         -
                            W         Trenton, SC         Leased to 1999*      176,450         -
                            O,W       Long Beach, CA      Leased to ***         92,000        **
                            O,M,W     Shenzhen, China     Leased to 1999*       75,000         5
                                                                                ------       ---
                                                                             1,257,454        57
____________________________________________________________________________________________________
Molded plastics products    O,M,W     Oklahoma City, OK   Owned                147,000         8
for commercial food         W         Oklahoma City, OK   Leased to 1996*      166,000         -
service; ceramic
tableware                   O,M,W     Fredonia, WI        Owned                192,500        12
                            O,M,W     Sparta, WI          Owned                 41,100         3
                            W         Zanesville, OH      Owned                125,600        **
                            W         Zanesville, OH      Leased to ***          6,300         -
                            O         Northbrook, IL      Leased to 1997*        7,300         -
                                                                                ------       ---
                                                                               685,800        23
____________________________________________________________________________________________________
Custom-manufactured         O,M,W     Middlefield, OH     Owned                200,600        28
rubber and plastics         O,M,W     Crestline, OH       Owned                173,000        40
products, including
precision-molded            O,M,W     Canton, OH          Owned                 87,800        17
engine components           O,M,W     Lake City, PA       Owned                103,000        30
and blow-molded bumper      O,M,W     Trenton, SC         Owned                 67,700        10
beams                       M         Belleville, MI      Owned                 46,000         -
                            M         Erie, PA            Owned                 95,800         -
                            M         Lapeer, MI          Owned                 96,530         -
                            M         Tuscaloosa, AL      Owned                 67,376         -
                            M         Erie, PA            Leased to ***        108,000*        -
                            M         Canton, OH          Leased to 1998*       31,840         -
                            O         Chardon, OH         Leased to 1998*        7,500         -
                                                                             ---------       ---
                                                                             1,085,146       125
____________________________________________________________________________________________________



Brake lining for trucks     O,M,W     Ridgway, PA         Owned                117,350        15
and trailers; brakes and    O,M,W     Fredericksburg, VA  Owned                 90,000        30
actuation systems;          O, W      Charlottesville, VA Owned                 25,000         4
friction products           O,M,W     Logansport, IN      Owned                112,000        50
                            O,M,W     Bloomington, IN     Owned                250,000        21
                            O,M       Brantford, Ont.     Leased to 1999*       24,000         1
                            O,M,W     Zevenaar, Holland   Owned                 26,000         1
                                                                             ---------       ---
                                                                               644,350       122
____________________________________________________________________________________________________
Specialized lowbed
trailers for                O,M,W     Mitchell, SD        Owned                242,730        36
construction and
commercial                  O,M,W     Brookville, PA      Owned                111,640        15
markets                     O,M,W     Green Pond, AL      Owned                 43,860        14
                                                                             ---------       ---
                                                                               398,230        65
____________________________________________________________________________________________________
Liquid transport
tanks and                   O,M,W     New Lisbon, WI      Owned                195,500        31
in-plant
processing equipment        O,M,W     Elroy, WI           Owned                 84,020         7
                            O,M,W     Winsted, MN         Owned                382,894         -
                            O,M,W     Tavares, FL         Leased to 1998*       73,967        18
                                                                             ---------       ---
                                                                               737,381        56
____________________________________________________________________________________________________
High- and medium-           O,M,W     St. Augustine, FL   Owned                166,750        17
temperature insulated
wire and cable
____________________________________________________________________________________________________
Refrigerated marine         O,M       Green Cove Springs, Leased to 2003*      100,000         8
containers                            FL
____________________________________________________________________________________________________
Recording and
monitoring devices          O,M,W     Burnsville, MN      Leased to 1999*       14,700         2

                                                                             6,217,751       623
                                                                             =========       ===


*  Lease provides for renewal

Total plant space of 6,217,751 sq. ft. is used for

                      OWNED         LEASED         TOTAL
                      -----         ------         -----

Office              381,983        124,172        506,155
Manufacturing     3,177,770        675,007      3,852,777
Warehousing       1,373,153        485,666      1,858,819
                  ---------        -------      ---------
                  4,932,906      1,284,845      6,217,751
                  =========      =========      =========



     As of December 31, 1996, the Company owned an additional facility. It is related to a wire and cable business sold in early 1988 and totals 120,000 square feet. The facility is being held for sale. An additional 490,080 sq. ft. is leased by the Company, under various agreements, principally for warehousing and distribution. All of the manufacturing and most of the office and warehousing space is of masonry and steel construction and most are equipped with automatic sprinkler systems. Approximately one-third of the owned office, manufacturing and warehousing space has been constructed within the last twenty years; the remaining buildings are from twenty to seventy years old and have been maintained in good condition.

ITEM 3.  LEGAL PROCEEDINGS

     In connection with its 1995 acquisition of Trail King Industries, Inc., the Company knowingly assumed the liabilities of the former Trail King relating to the case UNITED STATES OF AMERICA V. TRAIL KING INDUSTRIES, INC., Case No. 94-4238, filed October 20, 1994 in the United States District Court, District of South Dakota (the "EPA Litigation"). The case involves allegations by the Environmental Protection Agency ("EPA") that the former Trail King violated certain reporting requirements of the Clean Water Act. The Company has taken appropriate remedial action and believes that Trail King is now operating in full compliance with the Clean Water Act and the regulations thereunder. On March 5, 1997, the Company and the EPA entered into a Consent Decree.
Pursuant to the Consent Decree and without admitting liability, the Company has agreed to pay to the United States $400,000 in full settlement of the EPA Litigation.

     Except as described in the preceding paragraph, as of December 31, 1996, other than ordinary routine litigation incidental to the business, which is being handled in the ordinary course of business, neither the Company nor any of its subsidiaries is a party to, nor are any of their properties subject to any material pending legal proceedings, nor are any such proceedings known to be contemplated by governmental authorities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On October 4, 1996, the Company's Board of Directors declared a two-for-one stock split of the Company's common stock. The stock split was conditioned upon obtaining shareholder approval of an amendment to the Company's Restated Certificate of Incorporation increasing the number of shares of common stock authorized for issuance from 25,000,000 to 50,000,000. At a special meeting of the Company's shareholders held December 20, 1996, the shareholders approved the amendment thereby effecting the two-for-one stock split as follows:

                                     FOR       AGAINST    ABSTAIN
                                     ---       -------    -------
Proposal to amend the            24,626,467     25,563    246,102
Company's Restated
Certificate of Incorporation


                                         PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
SHAREHOLDER MATTERS.

     The Company's common stock is traded on the New York Stock Exchange. As of December 31, 1996, there were 2,145 shareholders of record.

     Quarterly cash dividends paid and the high and low prices of the Company's stock on the New York Stock Exchange in 1996 and 1995 were as follows:

                                      FIRST     SECOND       THIRD     FOURTH
                                      -----     ------       -----     ------
1996(1)
----
Dividends per share                  $.1100     $.1100      $.1225     $.1225

Stock Price
  High                             $22 9/16   $28 3/16    $28 1/16    $30 1/2
  Low                              $19 1/16   $21 5/8     $24 1/4     $26 7/8


1995(1)
----
Dividends per share                  $  .10     $  .10      $  .11     $  .11

Stock Price
  High                             $18 1/2    $20 3/16    $21 3/16  $21 13/16
  Low                              $17 1/4    $18 3/16    $19 1/4   $19 15/16


(1) All amounts have been restated to reflect the two-for-one stock split completed on January 15, 1997.

ITEM 6.  SELECTED FINANCIAL DATA.

(In thousands except
 per share data)               1996       1995       1994      1993       1992
                             --------   --------    -------   -------   --------

SUMMARY OF OPERATIONS
---------------------
Net Sales                  $1,017,495   822,534     692,650   611,270   528,052
Net earnings from
 continuing operations     $   55,680    44,081      35,568    28,378    24,228
  Per share(1)             $     1.80      1.41        1.15      0.92      0.79
Net earnings from
 discontinued operations   $                -           -         -         471
  Per share(1)             $                -           -         -        0.02
Net earnings               $   55,680    44,081      35,568    28,378    24,699
  Per share(1)             $     1.80      1.41        1.15      0.92      0.80

FINANCIAL POSITION
Total assets               $  742,463   542,423     485,283   420,363   383,250
Long-term debt             $  191,167    72,725      69,148    59,548    69,098

OTHER DATA
Dividends paid             $   14,129    12,928      11,605    10,705    10,076
  Per share(1)             $    0.465     0.420       0.380     0.350     0.330

     (1) All share and per share amounts have been restated to reflect two-for-one stock splits completed on June 1, 1993 and January 15, 1997.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Carlisle Companies Incorporated sales increased 24% in 1996 to $1.02 billion, up $195.0 million from $822.5 million in 1995. Net earnings of $55.7 million, or $1.80 per share, were up 26% from $44.1 million, or $1.41 a share, in 1995. Each of the Company's three operating segments reported significant increases in both sales and earnings from improvements in ongoing operations augmented by acquisitions made during the year.

     The Company completed five acquisitions in 1996. In February, Carlisle purchased the assets of Insul-foam, Inc., enhancing its position in the non-residential roofing market. In March, the Company purchased Intero, Inc. and Unique Stamping, Inc., manufacturers of steel and aluminum rims for trailer wheel manufacturers and wheels for the automotive aftermarket. These companies are integral to Carlisle's strategy of providing specialty tire and wheel assemblies to original equipment markets. In August, Carlisle completed the acquisition of

Scherping Systems, Inc. and Scherping Controls, Inc., a leading supplier of cheese processing equipment for the dairy industry, extending Carlisle's Walker Stainless steel processing equipment capabilities. In September, Carlisle acquired Hartstone, Inc., a designer and manufacturer of ceramic tableware, cookware and decorative kitchenware, adding new products to the Company's foodservice business. In October, Carlisle completed its acquisition of The Engineered Plastics Division of Johnson Controls, Inc., a supplier of precision-molded automotive components and blow-molded bumper beams that are sold to major automakers in North America. This acquisition has been consolidated with Carlisle's Geauga Company to form Carlisle Engineered Products, expanding Carlisle's technical and manufacturing capabilities as a supplier to the transportation equipment industry.

     In 1995, the Company completed four acquisitions, adding principally to the transportation products segment. The Company acquired the assets of Thunderline Corporation, a producer of rubber parts for the automotive industry. In June of 1995, the Company completed the acquisition of Trail King Industries, Inc., the leading manufacturer of specialized low bed trailers used in the transportation of construction equipment and in other commercial applications. In September 1995, Trail King finalized the complementary acquisition of Ti-Brook, Inc. a designer, manufacturer and distributor of specialized dump bodies and trailers. In October, the Company acquired Walker Stainless Equipment Company, a leading supplier of transportation trailers for liquid food products, as well as a designer and manufacturer of in-plant processing equipment for the food, pharmaceutical and chemical industries.

SALES increased 24%, or $195.0 million in 1996 to $1.02 billion from $822.5 million in 1995. Sales in 1995 increased 19%, or $129.8 million, from 1994 sales of $692.7 million. Acquisitions made in 1996 accounted for 42%, or $81.2 million, of the 1996 sales increase. The remaining increase in sales resulted from a full-year's sales of acquisitions made in 1995, as well as growth in the Company's existing operations. The acquisitions made in 1995 account for approximately 40% of the 1995 sales increase, with the remaining due to increases in continuing operations.

NET EARNINGS increased 26% to $55.7 million, or $1.80 a share, in 1996. This compares to total net earnings of $44.1 million, or $1.41 a share, in 1995 and $35.6 million, or $1.15 a share in 1994.

CONSTRUCTION MATERIALS segment sales increased 6% in 1996 to $325.2 million compared to $308.3 million in 1995, and increased 7% in 1995, compared to $288.6 million in 1994. Increases in domestic shipments of roofing membranes of 7% and 5% in 1996 and 1995, respectively, contributed to these results. The 1995 sales include $10.7 million from the West Coast portion of Carlisle's metal roofing business, which was divested in 1996 because of unsatisfactory results. The Company expects to sell the remaining assets of this business in 1997. Segment earnings in 1996 increased to $43.6 million, or 19% over 1995 results because of a favorable product mix and effective cost control. The earnings in 1995 increased 5% to $36.7 million due to effective cost control and productivity improvements offset by pricing pressures as a result from raw material cost increases and a less favorable product mix.

TRANSPORTATION PRODUCTS segment sales were $371.5 million in 1996, an increase of 33%, or $92.6 million, over 1995. The 1995 segment net sales of $278.9 million was an increase of 39%, or $78.7 million, over the 1994 sales of $200.2 million. While acquisitions accounted for 36%, or $32.9 million, and 66%, or $52.0 million, of the growth in 1996 and 1995, respectively, all operations in this segment recorded sales gains. Segment earnings improved 34%, or $7.3 million, in 1996, and 50%, or $6.7 million, in 1995. Earnings in the custom-molded plastics and rubber operations increased 23% in 1996 and 12% in 1995 on the strength of the new product introductions and the additional capacity brought by acquisitions. Results in the heavy duty friction operations were strengthened in 1996 with the success of its Altec re-manufactured brake shoe operation, which provides a finished product to the aftermarket. Offsetting this improvement in the aftermarket were significant declines in sales to truck and trailer manufacturers because of reduced build levels. Heavy duty friction product sales were down slightly in 1995, compared to a very strong 1994, as a result of the slowing truck and trailer manufacturers' build levels in the second half of 1995 and flat sales in the aftermarket. Brake products experienced solid sales growth in 1996 as a result of continued penetration in international markets and new product offerings. Earnings from friction and brake products improved 19% in 1996 and 25% in 1995 due to increased margins from sales in the replacement market and productivity improvements, which were offset in 1995 by the impact of closing the Brazilian operations. The specialized truck and trailer operations, acquired in the third and fourth quarter of 1995, experienced shortfalls in the market for commercial trailers and dump trailers, resulting in a slight decline in 1996 sales, compared to 1995's full year sales. Sales of aircraft wire increased 63% in 1996 and 15% in 1995, because of increases in the production of commercial aircraft. Earnings from this operation out paced sales through improved manufacturing productivity. The Company's refrigerated container leasing joint venture continued to grow in sales and earnings from increased market penetration in both 1996 and 1995, offsetting losses in its container manufacturing operations.

GENERAL INDUSTRY segment sales were $320.8 million in 1996, an increase of 36%, or $85.5 million, over 1995. Acquisitions made in 1996 account for $48.3 million, or 56%, of this increase. Sales of $235.3 million in 1995, which represents an increase of 15%, or $31.4 million over 1994, were unfavorably impacted by $6.7 million as a result of divestitures in 1994. Segment earnings were $40.3 million in 1996, an increase of 36% or $10.7 million, over 1995, and $29.6 million in 1995, a gain of 39% or $8.2 million, over 1994. Sales in the Company's specialty tire and wheel operation increased 36% in 1996 and 8% in 1995 not only because of the 1996 acquisition of Intero/Unique, but also because of continued market share gains in lawn and garden, trailer and golf car markets. The specialty tire and wheel 1996 sales gains were offset by softening in the lawn and garden original equipment markets, as several major customers reduced production schedules to balance excess inventories. Earnings from ongoing operations were strengthened by improved manufacturing productivity. Despite weakened markets in 1996, sales in the foodservice operations increased 3% in 1996 and 28% in 1995 as a result of increased market penetration, expanded product offerings, international sales and acquisitions. Earnings in the foodservice operations increased by 20% in 1996 and 27% in 1995 primarily because of improvements in productivity, offset in 1995 by a small decline in gross margins. The acquisition of Walker Stainless Equipment in 1995 and Scherping Systems in 1996 contributed to the sales and earnings from the manufacturing of in-plant processing equipment.

GROSS MARGINS as a percent of sales were 23.4% in 1996, 24.0% in 1995 and 25.5% in 1994. This decline reflects not only depressed selling prices, plus the first year start-up costs in 1995, in the Company's container manufacturing operation, but also lower gross margins in acquired companies, which are offset by corresponding lower SG&A cost structures. Operations across all segments, however, maintained consistent margins, with higher production volumes allowing manufacturing expenses to be absorbed effectively.

SELLING AND ADMINISTRATIVE expenses, as a percent of sales, declined from 14.9% in 1994 to 13.3% in 1995 and 12.6% in 1996, reflecting disciplined cost control activities applied against increased sales throughout all operations. Expense levels in the construction materials segment were reduced approximately $1.9 million compared to prior year, primarily because of the divestiture of the engineering metals operation on the West Coast in early 1996.

RESEARCH AND DEVELOPMENT expenses decreased to $11.9 million in 1996, compared to $12.3 million in 1995, consistent with $11.9 million in 1994. Heavy duty friction operations completed its new technology center in Charlottesville, Virginia. The increase in R&D expenditures for high performance wire resulted from purchases of materials for microwave coaxial cable and high speed "Z-Skew" product development. The truck and trailer operations have incurred R&D expense in new products which will be available for sale in Spring of 1997.

INTEREST EXPENSE was $9.1 million in 1996, $6.1 million in 1995 and $4.6 million in 1994. The increase in interest expense was attributable primarily to the Company's increased levels of debt.

INCOME TAXES were computed for financial statement purposes at 39.5% in 1996, the same rate used in 1995 and 1994. An analysis of income taxes for each year is presented in the Notes to Consolidated Financial Statements.

ORDER BACKLOG was $200.8 million at December 31, 1996, and $160.7 million at December 31, 1995, and $103.9 million at December 31, 1994. Although 19% of the increase from December 31, 1995 was related to operations acquired in 1996, stronger backlog positions were evident throughout all major operations within the Company.

ACCOUNTS RECEIVABLE were $158.5 million at year-end 1996 and $126.6 million at the end of 1995. The acquisitions made in 1996 accounted for $28.4 million, or 89%, of the 1996 increase and $12.9 million or 47%, of the 1995 increase. The growth in sales revenue at each of the Company's major operations was the remaining factor contributing to the higher receivables balance. An aggressive effort is consistently made to manage receivables across the Company. The average days' sales in the average accounts receivables outstanding declined to 55 days in 1996 from 56 days in 1995 and 60 days in 1994.

INVENTORIES valued primarily by the last-in, first-out (LIFO) method, were $137.1 million at December 31, 1996, compared to $121.7 million at December 31, 1995. Of the increase in inventories, $14.1 million is attributable to acquisitions made in 1996. The remainder of the increase reflects strong demand and backlog, as well as the operation's normal seasonal buildup.

WORKING CAPITAL was $175.3 million at December 31, 1996 and $153.7 million at December 31, 1995. The $21.6 million increase resulted principally from acquisitions made in 1996.

CAPITAL EXPENDITURES totaled $35.0 million in 1996, compared to $37.5 million in 1995. Significant projects in 1996 included a pressure-sensitive tape line for construction materials; presses, tire building machines and other related equipment for the specialty tire and wheels operation in Trinidad; and new cable wrapping equipment. In 1995, the major components of capital spending were the purchase of a state-of-the-art rubber mixing system for the construction materials segment; the purchase of additional molds and assets to expand specialty tires and wheels operations; and the expansion of molding production capabilities at custom plastics and rubber operations.

CASH FLOWS provided by operating activities were $86.0 million in 1996 compared, to $55.7 million in 1995 and $72.6 million in 1994. Investing activities, primarily company acquisitions and capital expenditures, increased in 1996 to $165.4 million from $100.7 million in 1995 and $38.8 million in 1994. The Company utilized $124.4 million of its revolving credit facilities in 1996 to finance its acquisitions. The Company also purchased $14.2 million of treasury stock and paid out $14.1 million in dividends in 1996. In addition, 147,600 shares of treasury stock were issued as part of the acquisition of Hartstone,
Inc.   In 1995, the Company purchased $9.4 million of stock for treasury and paid out $12.9 million in dividends. In 1994, the Company obtained $8.0 million in long-term financing, purchased $10.9 million of treasury stock and paid out $11.6 million in dividends. In addition, $11.0 million of treasury stock was issued for the acquisition of the Sparta Brush Company.

     In April 1996, the Company secured a $100 million revolving credit facility, which was subsequently increased to $150 million. The Company's primary liquidity and capital sources are its operations, revolving credit facility and long-term borrowings. The Company continues to have substantial borrowing capacity and financial flexibility. Carlisle issued ten year bonds for $150 million at the end of January 1997. The net proceeds from these bonds were used to repay amounts outstanding under the revolving credit facility, $115 million at December 31, 1996, and other short term debt. The remaining net proceeds from this offering will be used for general corporate purposes.

     The Company recognizes the importance of its responsibilities toward matters of environmental concern. Programs are in place to monitor and test facilities and surrounding environments, as well as to recycle materials where practical. The Company has not incurred any material charges relating to environmental matters in 1996 or prior years, and none are anticipated in the foreseeable future.

THE 1997 OUTLOOK is favorable. With the successful integration of the various businesses acquired in 1995 and 1996, and the growth of our existing core businesses, 1997 should be another strong year for Carlisle.

     With the introduction of new products and continued growth in industrial construction, reflecting the overall level of domestic economic activity, as well as the repair and replacement of existing commercial roofs, the Construction Materials segment should produce solid results in 1997.

     Continued growth in the Transportation segment is expected in 1997. With stable demand for automobiles and a broadened customer base, growth in engineered plastic and rubber components should continue in 1997. While some further decline in the manufacturing of Class 8 trucks is expected, stable sales and earnings are anticipated from heavy duty friction and brake products as a result of aftermarket demand and new product development. The ongoing integration of the manufacturing of steel deck trailer and dump bodies, offsetting a decline in the dairy tanker market, should result in strong performances in the specialty trailer businesses. Strong backlogs in high performance aircraft wire and continued market growth should result in another strong year. With the productivity gains and increased customer base developed in 1996, the results from the manufacturing of refrigerated containers should improve, provided that market conditions improve. The existing lease rate plus market growth should result in growth in earnings from the Company's refrigerated container leasing joint venture.

     Solid results are expected in the General Industry segment from Carlisle's leading position in specialty tires and wheels. Additional product offerings and market development in foodservice operations, along with strong demand for stainless steel in-plant processing equipment, will also strengthen the growth in General Industry.

     Our future is promising. Our confidence is based on a sound backlog, a leading position in many niche markets, growing international activities, available financial resources, and talented and dedicated employees. We expect to continue to progress toward our long-term goals for growth in sales and earnings.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                           CONSOLIDATED STATEMENT OF EARNINGS
                               FOR YEARS ENDED DECEMBER 31

(In thousands except per share data)

                                    1996          1995            1994
                                   ------        ------          ------
Net sales                       $1,017,495     $ 822,534        $692,650
                                -----------    ----------       ---------
Cost and expenses:
Cost of goods sold                 779,797       624,860         516,282
Selling and administrative
 expenses                          128,676       109,236         102,992
Research and development
 expenses                           11,900        12,339          11,933
                                  ---------    ----------       ---------
                                   920,373       746,435         631,207
Other income (deductions):
  Investment income                    666         2,020           2,977
  Interest expense                (  9,062)     (  6,075)        ( 4,647)
Other, net                           3,314           814         (   982)
                                  ---------    ----------       ---------
                                  (  5,082)     (  3,241)        ( 2,652)
                                  ---------    ----------       ---------

Earnings before income taxes        92,040        72,858          58,791
Income taxes                        36,360        28,777          23,223

Net earnings                    $   55,680     $  44,081        $ 35,568
                                ===========    ==========       =========

Average shares and equivalents      30,953        31,266          30,960

Net earnings per share:         $     1.80     $    1.41        $   1.15
                                -----------    ----------       ---------


              See accompanying Notes to Consolidated Financial Statements.

                     CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(In thousands except per share data)
                                          Additional              Cost of
                                Common     Paid-in    Retained   Shares in
                                STOCK      CAPITAL    EARNINGS    TREASURY
                               --------   ---------   --------   ---------

Balance at
  December 31, 1993            $19,665    $    132    $258,956   $(58,230)
     Net earnings                  -           -        35,568         -
     Cash dividends - $0.380
      a share                      -           -       (11,605)        -
     Exercise of stock
      options & other              -         7,826          -       6,442
     Purchase of 657,482
      treasury shares              -           -            -     (10,904)
                               -------------------------------------------
Balance at
  December 31, 1994             19,665       7,958     282,919    (62,692)
     Net earnings                  -           -        44,081         -
     Cash dividends - $0.420
      a share                      -           -       (12,928)        -
     Exercise of stock
      options & other              -         1,358          -       2,344
     Purchase of 496,616
      treasury share               -           -            -     ( 9,448)
                               -------------------------------------------
Balance at
  December 31, 1995             19,665       9,316     314,072    (69,796)
     Net earnings                  -           -        55,680         -
     Cash dividends -$0.465
      a share                      -           -       (14,129)        -
     Exercise of stock
      options & other              -         3,765          -       3,098
     Purchase of 649,966
      treasury shares              -           -            -     (14,168)
                               -------------------------------------------
                                19,665      13,081     355,623    (80,866)
     Two-for-one stock split    19,666     (12,601)     (7,065)        -
                               -------------------------------------------
Balance at
  December 31, 1996            $39,331    $    480    $348,558   $(80,866)


              See accompanying Notes to Consolidated Financial Statements.

                               CONSOLIDATED BALANCE SHEET
                                     AT DECEMBER 31

     IN THOUSANDS EXCEPT SHARE DATA                   1996           1995
                                                     ------         ------
ASSETS
Current assets
     Cash and cash equivalents                     $  8,312       $  3,198
     Receivables, less allowances of $4,097
      in 1996 and $3,721 in 1995                    158,463        126,610
     Inventories                                    137,092        121,736
     Deferred income taxes                           25,036         18,127
     Prepaid expenses and other                      17,030         12,273
                                                   ---------      ---------
          Total current assets                      345,933        281,944
                                                   ---------      ---------
Property, plant and equipment, net                  264,238        193,134
                                                   ---------      ---------
Other assets
     Patents, goodwill and other intangibles        108,648         37,080
     Investments and advances to affiliates          11,976         11,223
     Receivables and other assets                     9,854         10,866
     Deferred income taxes                            1,814          8,176
                                                   ---------      ---------
          Total other assets                        132,292         67,345
                                                   ---------      ---------
                                                   $742,463       $542,423
                                                   =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
     Accounts payable                              $ 74,338       $ 45,194
     Accrued expenses                                96,310         83,041
                                                   ---------      ---------
          Total current liabilities                 170,648        128,235
                                                   ---------      ---------
Long-term liabilities
     Long-term debt                                 191,167         72,725
     Product warranties                              71,478         65,851
     Deferred compensation and other
      liabilities                                     1,667          2,355
                                                   ---------      ---------
          Total long-term liabilities               264,312        140,931
                                                   ---------      ---------
Shareholders' equity
     Preferred stock, $1 par value. Authorized
      and unissued 5,000,000 shares
     Common stock, $1 par value.  Authorized
      50,000,000 shares; issued 39,330,624
      shares                                         39,331         19,665
     Additional paid-in capital                         480          9,316
     Retained earnings                              348,558        314,072
     Cost of shares in treasury-8,979,300
      shares in 1996 and 8,692,948
      shares in 1995                               ( 80,866)      ( 69,796)
                                                   ---------      ---------
          Total shareholders' equity                307,503        273,257
                                                   ---------      ---------
                                                   $742,463       $542,423
                                                   =========      =========


              See accompanying Notes to Consolidated Financial Statements.

                          CONSOLIDATED STATEMENT OF CASH FLOWS
                               FOR YEARS ENDED DECEMBER 31

     (IN THOUSANDS)                         1996           1995           1994

OPERATING ACTIVITIES
Net earnings                              $55,680        $44,081        $35,568
Reconciliation of net earnings
to cash flows:
  Depreciation                             25,320         20,331         18,322
  Amortization                              4,438          2,899          3,618
  Loss on sales of property,
   equipment, and business                    216            570            108
  Changes in assets and liabilities,
   excluding effects of
   acquisitions and divestitures:
  Current and long-term receivables      ( 13,237)      (  8,616)      (  8,558)
  Inventories                            (  5,837)      ( 17,324)      (  7,572)
  Accounts payable and
      accrued expenses                     16,667          1,928         13,763
  Prepaid, deferred and current income
   taxes                                 (  4,260)      (    993)         1,270
  Long-term liabilities                     4,939          7,429         13,302
  Other                                     2,106          5,398          2,755
                                         ---------      ---------      ---------
Net cash provided by operating
  activities                               86,032         55,703         72,576
                                         ---------      ---------      ---------

Investing Activities
  Capital expenditures                   ( 34,990)      ( 37,467)      ( 31,082)
  Acquisitions, net of cash              (133,719)      ( 67,006)      (  8,417)
  Sales of property, equipment, and
   business                                 3,489          2,794          4,881
  Other                                  (    155)         1,014       (  4,229)

Net cash used in investing activities    (165,375)      (100,665)       (38,847)

Financing Activities
  Proceeds from long-term debt            124,358           --            8,000
  Reductions of long-term debt           ( 11,604)      (    436)      (     50)
  Dividends                              ( 14,129)      ( 12,928)      ( 11,605)
  Purchases of treasury shares           ( 14,168)      (  9,448)      ( 10,904)
                                         ---------      ---------      ---------

Net cash provided by (used in)
  financing activities                     84,457       ( 22,812)      ( 14,559)
                                         ---------      ---------      ---------

Change in cash and cash equivalents         5,114       ( 67,774)        19,170
Cash and cash equivalents
  Beginning of year                         3,198         70,972         51,802
                                         ---------      ---------      ---------
  End of year                            $  8,312       $  3,198       $ 70,972
                                         =========      =========      =========

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

PATENTS, GOODWILL AND OTHER INTANGIBLES. Patents and other intangibles, recorded at cost, amounted to $6.9 million and $8.1 million at December 31, 1996 and 1995, respectively (net of accumulated amortization of $12.8 million and $11.0 million, respectively), and are amortized over their remaining lives averaging five years. Goodwill, representing the excess of acquisition cost over the fair value of specifically identifiable assets acquired, was $101.8 million and $29.0 million at December 31, 1996 and 1995, respectively (net of accumulated amortization of $3.6 million and $1.1 million, respectively), and is amortized on a straight-line basis over various periods not exceeding 30 years. The Company evaluates the recoverability of goodwill based on the estimated, undiscounted future cash flows attributable to the operations with which the goodwill is associated.

PRODUCT WARRANTIES. The Company offers warranties on the sales of certain of its products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management's estimate of the level of future claims.

LEASES. The Company is obligated under various noncancelable operating leases for certain facilities and equipment. Rent expense was $2.6 million, $2.8 million, and $2.6 million, in 1996, 1995 and 1994 respectively.

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

RECLASSIFICATIONS. Certain reclassifications have been made to prior years' information to conform to 1996 presentation.

INVENTORIES

The components of inventories are:

     IN THOUSANDS                                     1996     1995
                                                      ----     ----

      FIFO cost (approximates current costs):
      Finished goods                               $ 82,253  $ 65,995
      Work in process                                17,574    15,016
      Raw materials                                  51,872    56,810
                                                   --------- ---------

                                                   $151,699  $137,821
      Excess of FIFO cost over LIFO value          ( 14,607) ( 16,085)
                                                   --------- ---------
                                                   $137,092  $121,736
                                                   ========= =========

PROPERTY, PLANT & EQUIPMENT

The components of property, plant and equipment are:

       IN THOUSANDS                             1996           1995
                                                ----           ----

Land                                         $  6,316       $  5,283
Buildings & leasehold improvements            114,384         97,725
Machinery & equipment                         341,296        272,718
 Projects in progress                          21,016         17,836
                                             ---------      ---------
                                              483,012        393,562
Accumulated depreciation                     (218,774)      (200,428)
                                             ---------      ---------
                                             $264,238       $193,134
                                             =========      =========
BORROWINGS
Long-term debt includes:

       IN THOUSANDS                             1996           1995
                                                ----           ----

Short-term obligations to be refinanced      $124,358       $   --
8.09% senior notes due 1998-2002               48,000         48,000
Industrial Development and Revenue
     Bonds due through 2014                    12,505        21,760
Other, including capital lease obligations      7,005         3,732
                                             ---------      --------
                                             $191,868       $73,492
     Less current maturities                 (    701)      (   767)
                                             ---------      --------
                                             $191,167       $72,725
                                             =========      ========


     On January 28, 1997, the Company issued $150 million in notes due in 2007 at an interest rate of 7.25%. The net proceeds will be used to repay all amounts outstanding under the Company's revolving credit facility, to repay other short-term indebtedness and for general corporate purposes.

     A revolving credit facility was established in 1996 for $150 million with various banks. As of December 31, 1996, $35 million was unused. The Company also had available unsecured lines of credit from banks of $20 million, of which $10.6 million was unused as of December 31, 1996.

     At December 31, 1996, letters of credit amounting to $19.1 million were outstanding, primarily to provide security under insurance arrangements and certain borrowings.

     The weighted average interest rates on the revenue bonds for 1996 and 1995 were 3.5% and 4.4%, respectively.

     The debt facilities contain various restrictive covenants and limitations, all of which were complied with in 1996 and 1995. The industrial development and revenue bonds are collateralized by the facilities and equipment acquired through the proceeds of the related bond issuances.

     Cash payments for interest were $6.9 million in 1996, $5.9 million in 1995, and $4.4 million in 1994.

     The aggregate amount of long-term debt maturing in each of the next five years is approximately $0.7 million in 1997, and $10.3 million in 1998 through 2001.

ACQUISITIONS

     Acquisitions completed by the Company in the last three years include:
1996-The Engineered Plastics Division (EPD) of Johnson Controls, Inc., a leading supplier of technologically advanced components to the automotive industry; Intero, Inc., and Unique Stamping, Inc., manufacturers of steel and aluminum wheels and rims for the OEM trailer market and automotive aftermarket; Scherping Systems, Inc. and Scherping Controls, Inc., a leading supplier of cheese processing equipment for the dairy industry; Hartstone, Inc., a leading designer and manufacturer of ceramic tableware, cookware and decorative kitchenware, and the manufacturing assets and fleece back sheeting technology of Insulfoam, Inc.; 1995-Trail King Industries, a manufacturer of specialized trailers used in the transportation of construction equipment; Ti-Brook, Inc. and Ti-Brook South, Inc., manufacturers of a variety of dump bodies and trailers; Walker Stainless Equipment Company, a manufacturer of stainless steel equipment; and Thunderline Corporation, a designer and manufacturer of custom-molded rubber parts utilized for the automobile industry; 1994-Sparta Brush Company, a manufacturer of specialized brushes and cleaning tools; and the coatings and waterproofing business of Quaker Construction Products, Inc.

     These acquisitions were completed for cash, assumptions of debt, and issuance of stock aggregating approximately $257.6 million and have been accounted for as purchases. The Sparta Brush Company and Hartstone, Inc., acquisitions included the issuance of treasury shares amounting to $15.3 million.

     Results of operations, which have been included in the consolidated financial statements since their respective acquisition dates, did not have a material effect on consolidated operating results of the Company in the years of acquisition.

SHAREHOLDERS' EQUITY

     On October 4, 1996, the Company's Board of Directors authorized a two-for-one stock split which was issued on January 15, 1997, to shareholders of record on January 2, 1997. The split resulted in the issuance of 19,665,312 new shares of common stock including 4,489,650 shares issued as treasury shares. In addition, authorized shares were increased from 25,000,000 to 50,000,000. All references in the financial statements to average number of shares outstanding and related prices, per share amounts, and stock option plan data have been restated to reflect the split.

     The Company has a Shareholders' Rights Agreement which is designed to protect shareholder investment values. A dividend distribution of one Preferred Stock Purchase Right for each outstanding share of the Company's common stock was declared, payable to shareholders of record on March 3, 1989. The Rights will become exercisable under certain circumstances, including the acquisition of 25% of the Company's common stock, or 40% of the voting power, in which case all rights holders except the acquiror may purchase the Company's common stock at a 50% discount. If the Company is acquired in a merger or other business combination, and the Rights have not been redeemed, rights holders may purchase the acquiror's shares at a 50% discount. On August 7, 1996, the Company amended the Shareholders' Rights Agreement to, among other things, extend the term of the Rights until August 6, 2006.

     Common shareholders of record on May 30, 1986 are entitled to five votes per share. Common stock acquired subsequent to that date entitles the holder to one vote per share until held four years, after which time the holder is entitled to five votes.

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

     In 1996, 33,132 shares of restricted stock were issued and 2,114 shares were surrendered under the terms of the program. At December 31, 1996 an additional 2,208,552 shares of the Company's common stock was available for issuance as restricted stock.

     The activity under the stock options plan is as follows:

                                               Number         Option
                                             of Shares        Prices
                                             ---------        ------

Outstanding at December 31, 1993            1,320,718     $ 8.07-15.38
Options granted                               201,000      16.25-17.25
Options exercised                          (  239,580)      8.07-12.32
Options surrendered                        (   28,866)           12.32

Outstanding at December 31, 1994            1,253,272      $8.07-17.25
Options granted                               442,000      17.32-20.82
Options exercised                          (  211,476)      8.41-12.32
Options surrendered                        (    4,798)           12.32

Outstanding at December 31, 1995            1,478,998      $8.07-20.82
Options granted                               396,000      19.88-28.82
Options exercised                          (  175,892)      8.07-16.25
Options surrendered                        (    2,276)           12.32

Outstanding at December 31, 1996            1,696,830       8.07-28.82
                                           ==========
Exercisable at December 31, 1996            1,237,663       8.07-28.82
                                           ==========
Available for grant at December 31, 1996      288,182
                                           ==========

     In 1996, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 123, "Accounting for Stock-Based Compensation," issued in October 1995. In accordance with the provisions of SFAS No. 123, the Company applies APB Opinion 25 and related interpretations in accounting for its stock compensation plans and, accordingly, does not recognize compensation cost for its stock option plan. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, the effect on net earnings and earnings per share, in 1996 and 1995, would not have been significant.

RETIREMENT PLANS

     The Company maintains defined benefit retirement plans for the majority of its employees. Benefits are based primarily on years of service and earnings of the employee. Plan assets consist primarily of publicly-listed common stocks and corporate bonds.

Pension expense includes:

       IN THOUSANDS                       1996           1995           1994
                                          ----           ----           ----
Service cost                             $3,374         $2,335         $2,498
Interest cost on projected
  benefit obligation                      6,122          5,682          5,037
Actual return on plan assets             (6,440)        (5,982)        (5,757)
Net amortization and deferral            (   80)        (   38)        (   57)

Total pension expense                    $2,976         $1,997         $1,721
                                         =======        =======        =======

The funded status of the plans at December 31 was:

       IN THOUSANDS                                1996            1995
Actuarial present value of                         ----            ----
  accumulated benefit obligation
Vested                                            $72,709         $67,529
Non-vested                                          1,435           1,127
                                                  --------        --------
                                                  $74,144         $68,656
                                                  ========        ========

Plan assets at fair value                         $90,737         $81,035
Projected benefit obligation                      (86,135)        (80,304)
                                                  --------        --------
Plan assets in excess of projected
  benefit obligation                                4,602             731
Unamortized transition asset                      ( 4,285)        ( 4,969)
Unrecognized prior service costs                    3,031           5,198
Unrecognized net gains                            (11,695)        ( 8,080)
Accrued pension expense                           $(8,347)        $(7,120)
                                                  ========        ========

     The projected benefit obligation was determined using an assumed discount rate of 7.75% in 1996 and 1995, and 8.25% in 1994. The assumed rate of compensation increase was 4.5% and the expected rate of return on plan assets was 8.75% in 1996, 1995 and 1994.

     Additionally, the Company maintains a retirement savings plan covering substantially all employees other than those employees under collective bargaining agreements. Plan expense was $3.2 million, $2.7 million, and $2.6 million, in 1996, 1995 and 1994, respectively.

     The Company also has a limited number of unfunded post-retirement benefit programs. The post-retirement benefit expense for the Company, inclusive of the components of service costs, interest costs and the amortization of the unrecognized transition obligation, was approximately $0.6 million ($0.4 million after tax) during 1996, 1995 and 1994. The present value of the Company's obligation under these plans is not significant.

INCOME TAXES

The provision for income taxes was as follows:

       IN THOUSANDS                    1996       1995        1994
                                       ----       ----        ----

Currently payable
  Federal                             $27,954     $24,828     $18,276
  State, local and other                9,788       7,742       8,046
                                      --------    --------    --------
                                      $37,742     $32,570     $26,322
Deferred (benefit)
  Federal                             $(1,238)    $(3,563)    $(  839)
  State, local and other               (  144)       (230)     (2,260)
                                      --------    --------    --------
                                      $(1,382)    $(3,793)    $(3,099)
                                      --------    --------    --------
Total Provision                       $36,360     $28,777     $23,223
                                      ========    ========    ========


     Deferred tax assets (liabilities) are comprised of the following at December 31:

     IN THOUSANDS                                   1996            1995
                                                    ----            ----

Product warranty                                 $ 34,232        $ 31,191
Inventory reserves                                  2,703           1,944
Doubtful receivables                                2,423           1,728
Employee benefits                                   7,206           6,489
Other, net                                          9,699           8,834
                                                 ---------       ---------
Deferred assets                                  $ 56,263        $ 50,186
                                                 ---------       ---------
Depreciation                                     $(29,037)       $(22,73)
Other, net                                           (376)         (1,151)
                                                 ---------       ---------
Deferred liabilities                             $(29,413)       $(23,883)

Net deferred tax assets                          $ 26,850        $ 26,303
                                                 =========       =========


     No valuation allowance is required for the deferred tax assets based on the Company's past tax payments and estimated future taxable income.

     A reconciliation of taxes computed at the statutory rate with the tax provision is as follows:

     IN THOUSANDS                      1996       1995             1994

Federal income taxes
  at statutory rate                   $32,214     $25,500         $20,577
State income taxes, net of
  federal income tax benefit            2,912       2,706           2,881
Other, net                              1,234         571            (235)
                                      --------    --------        --------
                                      $36,360     $28,777         $23,223
                                      --------    --------        --------
Effective income tax rate                39.5%       39.5%           39.5%


     Cash payments for income taxes were $40.5 million, $28.7 million and $22.3 million in 1996, 1995 and 1994, respectively.

SEGMENT INFORMATION

     The Company's operations are classified into the following business segments:

CONSTRUCTION MATERIALS. The principal products of this segment are rubber, plastic and fleece back sheeting used predominantly on non-residential flat roofs and related roofing accessories, including flashings, fasteners, ceiling tapes, coatings and waterproofings. The markets served include new construction, re-roofing and maintenance of low slope roofs, water containment, HVAC sealants, and coatings and waterproofings.

TRANSPORTATION PRODUCTS. The principal products of this segment are heavy duty friction and braking systems for truck and off-highway equipment, rubber and plastic automotive components, including precision-molded engine components and blow-molded bumper beams, high grade aerospace wire, specialty trailers, self-contained ISO 40-foot perishable cargo shipping containers, standard and custom-built high payload trailers and dump bodies. Customers include truck OEMs, shipping lines, heavy equipment and truck dealers and aftermarket distributors, commercial haulers, automotive OEMs and systems suppliers, and dairy product distributors.

GENERAL INDUSTRY. The principal products of this segment include small bias-ply rubber tires, stamped and roll-formed wheels, commercial and institutional plastic foodservice permanentware and catering equipment, fiber glass and composite material trays and dishes, ceramic tableware, specialty rubber and plastic cleaning brushes and stainless steel processing equipment and their related process control systems. Customers include foodservice distributors, restaurants, golf car manufacturers, power equipment manufacturers, boat and utility trailer manufacturers and dairy and pharmaceutical processors.

CORPORATE--includes general corporate and idle property expenses. Corporate assets consist primarily of cash and cash equivalents, facilities, and other invested assets.

     Financial information for operations by reportable business segment is included in the following summary:

     (In thousands)                   Earnings
                                        Before              Deprec.
                                        Income                 &       Capital
                               Sales    Taxes      Assets    Amort.   Spending
                              ------  --------    -------   -------   --------
1996
----
Construction Materials      $325,165  $43,582    $183,836   $ 6,220    $ 6,580
Transportation Products      371,517   27,495     309,125    11,637     16,960
General Industry             320,813   40,260     225,282    11,201     11,360
Interest, net                    ---  ( 8,396)        ---       ---        ---
Corporate                        ---  (10,901      24,220       700         90
                           ---------  --------   --------   -------    -------
                          $1,017,495  $92,040    $742,463   $29,758    $34,990
                          ==========  ========   ========   =======    =======
1995
----
Construction Materials      $308,327  $36,676    $169,476   $ 5,810    $ 9,622
Transportation Products      278,867   20,241     210,700     9,617     14,175
General Industry             235,340   29,627     143,606     7,076     13,404
Interest, net                  --     ( 4,055)       --        --        --
Corporate                      --     ( 9,631)     18,641       727        266
                           ---------  --------   --------   -------    -------
                           $ 822,534  $72,858    $542,423   $23,230    $37,467
                          ==========  ========   ========   =======    =======
1994
----
Construction Materials     $ 288,533  $35,066    $155,383   $ 5,886    $ 3,166
Transportation Products      200,213   13,497     122,031     8,906     16,403
General Industry             203,904   21,391     105,482     6,296     11,214
Interest, net                  --     ( 1,670)      --        --        --
Corporate                      --     ( 9,493)    102,387       852        299
                           ---------  --------   --------   -------    -------
                           $ 692,650  $58,791    $485,283   $21,940    $31,082
                          ==========  ========   ========   =======    =======

QUARTERLY FINANCIAL DATA
(In thousands except per share
 data) (unaudited)
                             FIRST     SECOND      THIRD    FOURTH       YEAR
                           ---------  --------   --------   -------   ----------
1996
----
Net sales                  $ 225,121   262,315    252,603   277,456   $1,017,495
Gross margin               $  52,371    64,484     62,638    58,205   $  237,698
Operating expenses         $  33,733    35,273     35,551    36,019   $  140,576
Net earnings               $  10,639    16,441     15,461    13,139   $   55,680
Net earnings per share:    $    0.35      0.53       0.50      0.42   $     1.80
Dividends per share:       $  0.1100    0.1100     0.1225    0.1225       0.4650
Stock price:
     High                  $ 22 9/16 $ 28 3/16  $ 28 1/16  $ 30 1/2
     Low                   $ 19 1/16 $ 21 5/8   $ 24 1/4   $ 26 7/8

1995
----
Net sales                  $ 187,972   200,802    216,551   217,209     $822,534
Gross margin               $  44,443    50,223     52,792    50,216     $197,674
Operating expenses         $  30,039    28,727     31,017    31,792     $121,575
Net earnings               $   8,561    12,416     12,528    10,576     $ 44,081
Net earnings per share:    $    0.28      0.39       0.40      0.34     $   1.41
Dividends per share:       $    0.10      0.10       0.11      0.11     $   0.42
Stock price:
     High                  $  18 1/2 $ 20 3/16  $ 21 3/16 $21 13/16
     Low                   $  17 1/4 $ 18 3/16  $ 19 1/4  $19 15/16

                        REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors
Carlisle Companies Incorporated:


     We have audited the accompanying consolidated balance sheets of Carlisle Companies Incorporated and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Carlisle Companies Incorporated and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                        Arthur Andersen LLP

                                        /s/ Arthur Andersen LLP


New York, New York
January 28, 1997

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                        PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth certain information relating to each executive officer of the Company as of December 31, 1996, as furnished to the Company by the executive officers. Except as otherwise indicated each executive officer has had the same principal occupation or employment during the past five years.

Name                  Age  Positions With Company            Period Of Service
----                  ---  ----------------------            -----------------

Stephen P. Munn       54   Chief Executive Officer             September, 1988
                           since September, 1988,                      to date
                           and Chairman of the
                           Board since January,
                           1994, and President from
                           September, 1988 to
                           February, 1995, of the
                           Company.

Dennis J. Hall        55   President, since February,             August, 1989
                           1995, and Executive Vice                    to date
                           President, Treasurer and Chief
                           Financial Officer, from
                           August, 1989 to February,
                           1995, of the Company.

Robert J. Ryan, Jr.   52   Vice President, Treasurer             January, 1996
                           and Chief Financial                         to date
                           Officer of the Company.

John W. Altmeyer      38   Vice President, Corporate              August, 1989
                           Development of the                          to date
                           Company.

Steven J. Ford        37   Vice President, Secretary and            July, 1995
                           General Counsel, of the Company             to date
                           since July, 1995.  Previously
                           an associate with Bond,
                           Schoeneck & King, Syracuse, NY.

Scott A. Kingsley(1)  32   Vice President, Controller           April, 1996 to
                           of the Company.                      December, 1996

(1) Mr. Kingsley currently serves the Company as chief financial officer of Carlisle Engineered Products, a wholly-owned subsidiary.

     The officers have been elected to serve at the pleasure of the Board of Directors of the Company. There are no family relationships between any of the above officers, and there is no arrangement or understanding between any officer and any other person pursuant to which he was selected an officer.

     Information required by Item 10 with respect to directors of the Company is incorporated by reference to the Company's definitive proxy statement filed with the Securities and Exchange Commission on March 6, 1997.

ITEM 11.  EXECUTIVE COMPENSATION.

     Information required by Item 11 is incorporated by reference to the Company's definitive proxy statement filed with the Securities and Exchange Commission on March 6, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information required by Item 12 is incorporated by reference to the Company's definitive proxy statement filed with the Securities and Exchange Commission on March 6, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Not applicable.

                                         PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

Financial statements required by Item 8 are as follows:

     Consolidated Statement of Earnings, years ended December 31, 1996,
          1995 and 1994
     Consolidated Statement of Shareholders' Equity, years ended
          December 31, 1996, 1995 and 1994
     Consolidated Balance Sheet, December 31, 1996 and 1995
     Consolidated Statement of Cash Flows, years ended December 31,
          1996, 1995 and 1994
     Notes to Consolidated Financial Statements

     Financial statement supplementary notes applicable to the filing of this report are as follows:
                                                       Page
     1.   Other current liabilities                     38

     All other schedules are omitted because the required information is inapplicable or the information is presented in the financial statements or related notes.


     Exhibits applicable to the filing of this report are as follows:

     (3)       By-laws of the Company.*
     (3.1)     Restated Certificate of Incorporation as amended April 22,
               1991.****
     (3.2)     Certificate of Amendment of the Restated Certificate of
               Incorporation dated December 20, 1996.
     (4)       Shareholders' Rights Agreement, February 8, 1989.*
     (4.1)     Amendment to Shareholders' Rights Agreement, dated August 7,
               1996.*****
     (10.1)    Executive Incentive Program.**
     (10.2)    Representative copy of Executive Severance Agreement, dated
               December 19, 1990, between the Company and certain individuals, including the five most highly compensated executive officers of the Company.***
     (10.3)    Summary Plan Description of Carlisle Companies Incorporated
               Director Retirement Program, effective November 6, 1991.***
     (12)      Ratio of Earnings to Fixed Charges.
     (21)      Subsidiaries of the Registrant.
     (23)      Consent of Independent Public Accountants.
     (27)      Financial Data Schedule as of December 31, 1996 and for the
               twelve months ended December 31 1996.

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

  ***** Filed as an Exhibit to Form 8-A/A filed on August 9, 1996 and incorporated herein by reference.

     On October 17, 1996, the Company filed with the Commission a Current Report on Form 8-K dated October 4, 1996 describing the Company's acquisition of substantially all of the assets of the Engineered Plastics Division ("EPD") of Hoover Universal, Inc., a wholly-owned subsidiary of Johnson Controls, Inc. for $80,000,000 in cash plus the assumption of certain liabilities totaling approximately $26.5 million. The assets acquired primarily included certain facilities and equipment used in the manufacture of injection-molded and blow-molded plastic parts for the automotive industry and related automotive tooling, as well as substantially all of the inventory and accounts and notes receivable of EPD. On December 9, 1996, the Company filed with the Commission an Amendment to Form 8-K on Form 8-K/A describing the change to Rule 3-05 of Regulation S-X removing the requirement to provide audited financial statements and pro forma financial information.

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


/s/  Stephen P. Munn                    /s/ Peter F. Krogh

Stephen P. Munn, Chairman               Peter F. Krogh, Director
Chief Executive Officer
and a Director
(Principal Executive Officer)           /s/  Donald G. Calder

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





March 7, 1997

                    CARLISLE COMPANIES INCORPORATED AND SUBSIDIARIES
              SUPPLEMENTARY NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


                                    DECEMBER 31, 1996



Note 1.  OTHER CURRENT LIABILITIES -    Other current liabilities at December 31
                                        consist of the following:



                                              (000's)
                                          1996           1995
                                          ----           ----

Employee compensation and benefits      $25,304        $21,044
Product warranties                       28,371         27,675
Insurance                                 9,888          7,727
Other accrued expenses                   32,746         26,595
                                        -------        -------
                                        $96,309        $83,041
                                        =======        =======

                             CARLISLE COMPANIES INCORPORATED
                              COMMISSION FILE NUMBER 1-9278
                                        FORM 10-K
                         FOR FISCAL YEAR ENDED DECEMBER 31, 1996

                                      EXHIBIT LIST




(3.2)          Certificate of Amendment of the Restated
               Certificate of Incorporation, dated
               December 20, 1996

(12)           Ratio of Earnings to Fixed Charges


(21)           Subsidiaries of the Registrant

(23)           Consent of Independent Public Accountants

(27)           Financial Data Schedule as of
                December 31, 1996 and for the twelve
                months ended December 31, 1996