Form 10-Q
period 1997-03-31
CARLISLE COMPANIES INC
filed 1997-05-13
CIK 790051

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)
   [X]               QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997
                               --------------

                                       OR

                   TRANSITION REPORT PURSUANT TO SECTION 13
 [ ]            OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from -------------------- to ------------------------

Commission file number ---------------------- 1-9278 --------------------------
                       CARLISLE COMPANIES INCORPORATED
-------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

        Delaware                                               31-1168055)
-------------------------------------------------------------------------------
(State or other jurisdiction of                              I.R.S. employer
incorporation or organization)                              identification no.

250 South Clinton Street,           Suite 201,          Syracuse, New York 13202
-------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip code)

                                  315-474-2500
-------------------------------------------------------------------------------
               (Registrant's telephone number, including area code)

    Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       -    -
    Shares of common stock outstanding at May 1, 1997  30,256,375
                                                       ----------

                         PART I. FINANCIAL INFORMATION

                 CARLISLE COMPANIES INCORPORATED AND SUBSIDIARIES
                   Condensed Consolidated Statement of Earnings
                    Three Months ended March 31, 1997 and 1996
                  (Dollars in thousands except per share amounts)

                                                                      1997        1996
                                                                   ----------  ----------
Net Sales........................................................  $  287,819  $  225,121
Cost and expenses:
  Cost of goods sold.............................................     224,227     172,750
  Selling and administrative.....................................      34,464      30,694
  Research and development.......................................       3,855       3,039
                                                                    ----------  ---------
                                                                      262,546     206,483

Operating profit.................................................      25,273      18,638
Other income (deductions):
  Investment income..............................................         245         109
  Interest expense...............................................      (3,981)    (1,671)
  Other, net.....................................................         687         562
                                                                    ----------  ---------
                                                                       (3,049)     (1,000)
                                                                     ----------  ---------
Earnings before income taxes.....................................      22,224      17,638
Income taxes.....................................................       8,803       6,999
                                                                     ----------  ---------
Net earnings.....................................................  $   13,421  $   10,639
                                                                     ----------  ---------
                                                                     ----------  ---------

Average common shares outstanding................................      31,129      30,778
                                                                     ----------  ---------
Net earnings per share:..........................................  $      .43  $      .35
                                                                     ----------  ---------
                                                                     ----------  ---------
Dividends declared and paid per share............................  $    .1225  $    .1100
                                                                     ----------  ---------
                                                                     ----------  ---------

              See accompanying notes to interim financial statements.

                CARLISLE COMPANIES INCORPORATED AND SUBSIDIARIES
                    Condensed Consolidated Balance Sheets
                    March 31, 1997 and December 31, 1996
                 (Dollars in thousands except share amounts)

                                                                 MARCH 31,    DEC. 31,
                                                                    1997        1996
                                                                 ----------  ----------
ASSETS
Current assets

  Cash and cash equivalents....................................  $   12,950  $    8,312
  Receivables, less allowances of $4,308 in
    1997 and $4,097 in 1996....................................     176,131     158,463
  Inventories..................................................     149,532     137,092
  Deferred income taxes........................................      25,038      25,036
  Prepaid expenses and other...................................      19,435      17,030
                                                                 ----------  ----------
    Total current assets.......................................     383,086     345,933
                                                                 ----------  ----------
Property, plant and equipment..................................     489,431     483,013
  Less accumulated depreciation................................     225,104     218,775
                                                                 ----------  ----------
    Net property, plant and equipment..........................     264,327     264,238
                                                                 ----------  ----------
Other assets
  Patents and other intangibles................................     107,168     108,648
  Investments and advances to affiliates.......................      12,735      11,976
  Receivables and other assets.................................      10,484       9,854
  Deferred income taxes........................................       2,445       1,814
                                                                 ----------  ----------
    Total other assets.........................................     132,832     132,292
                                                                 ----------  ----------
                                                                 $  780,245  $  742,463
                                                                 ----------  ----------
                                                                 ----------  ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable.............................................  $   81,386  $   74,338
  Accrued expenses.............................................      98,414      96,310
                                                                 ----------  ----------
    Total current liabilities..................................     179,800     170,648
                                                                 ----------  ----------
Long-term liabilities
  Long-term debt...............................................     216,457     191,167
  Product warranties...........................................      73,002      71,478
  Deferred compensation and other liabilities..................         129       1,667
                                                                 ----------  ----------
    Total long-term liabilities................................     289,588     264,312
                                                                 ----------  ----------
Stockholders' equity:
  Common stock, $1 par value. Authorized
  50,000,000 shares; issued 39,330,624 shares..................      39,331      39,331
  Additional paid-in capital...................................       1,554         480
  Retained earnings............................................     358,258     348,558
  Cost of shares in treasury (1997--8,971,624
    shares; 1996--8,979,300 shares)............................     (88,286)    (80,866)
                                                                  ----------  ----------
Total stockholders' equity......................................     310,857     307,503
                                                                  ----------  ----------
                                                                  $  780,245  $  742,463
                                                                  ----------  ----------
                                                                  ----------  ----------

See accompanying notes to interim financial statements.

             CARLISLE COMPANIES INCORPORATED AND SUBSIDIARIES
             Condensed Statements of Consolidated Cash Flows
               Three Months ended March 31, 1997 and 1996
                        (Dollars in thousands)

                                                                       1997       1996
                                                                  ---------  ---------
Operating Activities
  Net earnings..................................................  $  13,421  $  10,639
  Reconciliation of net earnings to cash flows:
    Depreciation................................................      8,336      6,142
    Amortization................................................      1,540      1,036
    Changes in assets and liabilities, excluding
      effects of acquisitions and   divestitures:
        Current & long-term receivables.........................    (19,542)   (10,136)
        Inventories.............................................    (14,062)      (175)
        Accounts payable & accrued expenses.....................        927     (4,739)
        Prepaid, deferred & current income taxes................      7,660      3,511
        Long-term liabilities...................................      ( 775)      (259)
        Other...................................................      2,622      1,984
                                                                  ---------  ---------
                                                                        127      8,003
                                                                  ---------  ---------
Investing Activities
  Capital expenditures..........................................    (10,255)    (5,776)
  Acquisitions, net of cash.....................................     (2,104)   (37,493)
  Sales of property, equipment & business.......................      5,556      2,016
  Other.........................................................     --           (355)
                                                                  ---------  ---------
                                                                     (6,803)   (41,608)
                                                                  ---------  ---------
Financing Activities
  Proceeds from long-term debt.................................     150,006     48,814
  Reductions of long-term debt.................................    (124,711)    (1,853)
  Dividends....................................................      (3,721)    (3,327)
  Purchases of treasury shares.................................     (10,260)    (8,741)
                                                                  ---------  ---------
                                                                     11,314     34,893
                                                                  ---------  ---------
Change in cash and cash equivalents............................       4,638      1,288
Cash and cash equivalents
  Beginning of period..........................................       8,312      3,198
                                                                  ---------  ---------
  End of period................................................   $  12,950  $   4,486
                                                                  ---------  ---------
                                                                  ---------  ---------

See accompanying notes to interim financial statements.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 THREE MONTHS ENDED MARCH 31, 1997 AND 1996

(1) The accompanying unaudited condensed consolidated financial statements include the accounts of Carlisle Companies Incorporated and its wholly-owned subsidiaries (together, the "Company"). Intercompany transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with Article 10-01 of Regulation S-X of the Securities and Exchange Commission and, as such, do not include all information required by generally accepted accounting principles. However, in the opinion of the Company, these financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 1997 and December 31, 1996, the results of its operations for the three months ended March 31, 1997 and 1996, and its cash flows for the three months ended March 31, 1997 and 1996.

    While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's 1996 Annual Report to Stockholders.

(2) THE COMPONENTS OF INVENTORIES ARE AS FOLLOWS:

                                                                 MARCH 31,    DEC. 31,
                                                                     1997        1996
                                                                  ----------  ----------
                                                                          (000)'S
    First-in, first-out (FIFO) costs:
      Finished goods..........................................  $   87,469  $   82,253
      Work in process.........................................      20,846      17,574
      Raw materials...........................................      56,000      51,872
                                                                ----------  ----------
                                                                $  164,315  $  151,699
    Excess of FIFO cost over Last-in,
       First-out (LIFO) inventory value.......................     (14,783)    (14,607)
                                                                ----------  ----------
    LIFO inventory value......................................  $  149,532  $  137,092
                                                                ----------  ----------
                                                                ----------  ----------

(3) Net earnings per share of common stock are based on the weighted average number of shares outstanding of 31,076,801 for the three months ended March 31, 1997 assuming the exercise of dilutive stock options.

                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations

    We are pleased to report that first quarter 1997 sales set a new record for Carlisle. First quarter sales of $287.8 million represent a 28% increase over 1996 first quarter sales of $225.1 million. Net earnings of $13.4 million or $.43 a share, represent a 26% increase over 1996 earnings of $10.6 million, or $.35 a share. Continued record performances from the transportation products and general industry segments, coupled with a solid first quarter from the construction materials segment, contributed to the Company's strong first quarter results.

    Construction Materials segment sales, after eliminating the sales of Carlisle's engineered metal roofing business, which was sold in February 1997, increased 8% over 1996 levels while segment earnings increased a record 31% resulting from a favorable product mix, productivity improvements and continued cost control strategies. The increased sales are primarily from domestic roofing and splice tape product lines, as well as additional international sales. Entering the spring selling season, indications of strong demand from both new construction and repair and replacement, coupled with new product introductions to the domestic roofing market, are expected to produce favorable results for the second quarter.

    Transportation Products segment sales increased to $123.6 million in the first quarter of 1997, a 48% increase over 1996 sales of $83.5 million. Segment earnings improved 36% over 1996. Segment results not only benefitted significantly from the expansion of its technical and manufacturing capabilities within its automotive engineered plastics operations, but continue to benefit from the specialized transportation trailer operations. Additionally, the Company's aircraft wire operations set new records in sales and earnings for the quarter. Continued positive results from the Company's refrigerated container leasing joint venture partially offset losses at the container manufacturer due to extremely aggressive pricing by container manufacturers. Aftermarket activities at the Company's heavy-duty friction operation continues to be strong, offsetting flat results in the OEM market. Additionally, the Company acquired Overland Brakes, Inc., a spring brake manufacturer, and B.D.I., Inc., a brake diaphragm manufacturer, with combined sales of approximately $11.0 million.

    General Industry segment sales were up 26% in the first quarter to $107.6 million from $85.1 million in 1996. Sales in the Company's speciality tire and wheel operation continue to be strong reflecting favorable sales and earnings results from the 1996 acquisition of Intero, Inc. and Unique Wheel, Inc. Foodservice sales increased 17% over 1996 due to increased market penetration, international sales and the acquisition of Hartstone in 1996. Hartstone contributed 31% of the increased sales over 1996. Foodservice completed the acquisition of assets related to the melamine dinnerware business of Plastics Manufacturing Company in February of 1997. Sales and earnings from Scherping Systems, acquired in 1996, continue to contribute to the positive results of the Company's stainless steel in-plant processing equipment operation.

    Working Capital was $203.3 million at March 31, 1997 compared to $175.3 million at December 31, 1996 and $125.0 at March 31, 1996. Cash and cash equivalents increased $8.5 million, and long-term borrowings increased due the Company's $150.0 million bond offering in January of 1997 which was used to eliminate short-term borrowings.

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

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits applicable to the filing of this report are as follows:

    (12) Ratio of Earnings to Fixed Charges.

    (27) Financial Data Schedule as of March 31, 1997 and for the three months ended March 31, 1997.

(b) Report on Form 8-K:

    No reports on Form 8-K were filed during the quarter for which this report on Form 10-Q is filed.

                                   SIGNATURE

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                CARLISLE COMPANIES INCORPORATED





Date May 12, 1997                               By /s/ Robert J. Ryan, Jr.
     ------------                                  ------------------------
                                                   Robert J. Ryan, Jr.
                                                   Vice President, Treasurer
                                                   and Chief Financial Officer