Form 10-Q
period 1997-06-30
CARLISLE COMPANIES INC
filed 1997-08-12
CIK 790051

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
                     QUARTERLY REPORT PURSUANT TO SECTION 13
           [X]    OR   15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                       OR

                     TRANSITION REPORT PURSUANT TO SECTION 13
           [ ]    OR   15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                to
                              -------------------------------
Commission file number                             1-9278
                      ---------------------------------------------------------

                         CARLISLE COMPANIES INCORPORATED
-------------------------------------------------------------------------------
               (Exact name of registrant as specified inits charter)

          Delaware                                              31-1168055
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
                 (Registrant's telephone number, including area code)

    Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X   No
                                         ----     ----

    Shares of common stock outstanding at August 1, 1997  30,154,116
                                                         ------------

                         PART I. FINANCIAL INFORMATION

                CARLISLE COMPANIES INCORPORATED AND SUBSIDIARIES
                  Condensed Consolidated Statement of Earnings
             Three Months and Six Months ended June 30, 1997 and 1996
                 (Dollars in thousands except per share amounts)


                                                                     THREE MONTHS ENDED      SIX  MONTHS ENDED
                                                                   ---------------------   ---------------------
                                                                    JUNE 30,    JUNE 30,    JUNE 30,    JUNE 30,
                                                                      1997        1996        1997        1996
                                                                   ----------  ----------  ----------  ----------

Net Sales........................................................  $  337,372  $  262,315  $  625,191  $  487,435
Cost and expenses:
  Cost of goods sold.............................................     260,660     197,831     484,887     370,581
  Selling and administrative.....................................      35,016      32,233      69,480      62,927
  Research and development.......................................       3,909       3,040       7,764       6,078
                                                                   ----------  ----------  ----------  ----------
                                                                      299,585     233,104     562,131     439,586

Operating profit.................................................      37,787      29,211      63,060      47,849

Other income (deductions):
  Investment income..............................................         336          96         582         205
  Interest expense...............................................      (4,289)     (2,427)     (8,270)     (4,099)
  Other, net.....................................................         920         350       1,608         913
                                                                   ----------  ----------  ----------  ----------
                                                                       (3,033)     (1,981)     (6,080)     (2,981)
                                                                   ----------  ----------  ----------  ----------
Earnings before income taxes.....................................      34,754      27,230      56,980      44,868
Income taxes.....................................................      13,774      10,789      22,579      17,788
                                                                   ----------  ----------  ----------  ----------
Net earnings.....................................................  $   20,980  $   16,441  $   34,401  $   27,080
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
Average common shares outstanding................................      30,907      30,932      31,018      30,856
                                                                   ----------  ----------  ----------  ----------
Net earnings per share:..........................................  $     0.68  $     0.53  $     1.11  $     0.88
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
Dividends declared and
  paid per share.................................................  $    .1225  $    .1100  $    .2450  $    .2200
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------

    See accompanying notes to interim financial statements.

                CARLISLE COMPANIES INCORPORATED AND SUBSIDIARIES
                    Condensed Consolidated Balance Sheets
                     June 30, 1997 and December 31, 1996
                 (Dollars in thousands except share amounts)

                                                                                             JUNE 30,    DEC. 31,
                                                                                               1997        1996
                                                                                            ----------  ----------
ASSETS
Current assets
  Cash and cash equivalents...............................................................  $   17,999  $    8,312
  Receivables, less allowances of $4,396 in 1997 and $4,097 in 1996.......................     200,984     158,463
  Inventories.............................................................................     140,899     137,092
  Deferred income taxes...................................................................      25,236      25,036
  Prepaid expenses and other..............................................................      24,163      17,030
                                                                                            ----------  ----------
    Total current assets..................................................................     409,281     345,933
                                                                                            ----------  ----------
Property, plant and equipment.............................................................     503,367     483,013
  Less accumulated depreciation...........................................................     233,278     218,775
                                                                                            ----------  ----------
    Net property, plant and equipment.....................................................     270,089     264,238
                                                                                            ----------  ----------
Other assets
  Patents and other intangibles...........................................................     108,540     108,648
  Investments and advances to affiliates..................................................      13,867      11,976
  Receivables and other assets............................................................      10,023       9,854
  Deferred income taxes...................................................................       2,831       1,814
                                                                                            ----------  ----------
    Total other assets....................................................................     135,261     132,292
                                                                                            ----------  ----------
                                                                                            $  814,631  $  742,463
                                                                                            ----------  ----------
                                                                                            ----------  ----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable........................................................................  $   89,437  $   74,338
  Accrued expenses........................................................................     112,693      96,310
                                                                                            ----------  ----------
    Total current liabilities.............................................................     202,130     170,648
                                                                                            ----------  ----------
Long-term liabilities
  Long-term debt..........................................................................     218,938     191,167
  Product warranties......................................................................      71,563      71,478
  Deferred compensation and other liabilities.............................................         661       1,667
                                                                                            ----------  ----------
    Total long-term liabilities...........................................................     291,162     264,312
                                                                                            ----------  ----------
Shareholders' equity:
  Common stock, $1 par value. Authorized 50,000,000 shares; issued 39,330,624 shares......      39,331      39,331
  Additional paid-in capital..............................................................       1,084         480
  Retained earnings.......................................................................     375,532     348,558
  Cost of shares in treasury (1997--9,176,463 shares; 1996--8,979,300 shares).............     (94,608)    (80,866)
    Total shareholders' equity............................................................     321,339     307,503
                                                                                            ----------  ----------
                                                                                            $  814,631  $  742,463
                                                                                            ----------  ----------
                                                                                            ----------  ----------

    See accompanying notes to interim financial statements.

                 CARLISLE COMPANIES INCORPORATED AND SUBSIDIARIES
                  Condensed Statements of Consolidated Cash Flows
                      Six Months ended June 30, 1997 and 1996
                               (Dollars in thousands)

                                                                                                1997       1996
                                                                                             ----------  ---------
Operating Activities
  Net earnings.............................................................................  $   34,401  $  27,080
  Reconciliation of net earnings to cash flows:
    Depreciation...........................................................................      16,693     12,646
    Amortization...........................................................................       3,000      2,343
    Changes in assets and liabilities, excluding
      effects of acquisitions and sale of business:
        Current & long-term receivables....................................................     (47,601)   (25,379)
        Inventories........................................................................      (5,052)     2,955
        Accounts payable & accrued expenses................................................      18,190     10,608
        Prepaid, deferred & current income taxes...........................................       8,621         12
        Long-term liabilities..............................................................      (2,812)        30
        Other..............................................................................         604      1,591
                                                                                               ----------  ---------
                                                                                                 26,044     31,886
                                                                                               ----------  ---------
Investing Activities
  Capital expenditures.....................................................................     (21,895)   (14,886)
  Acquisitions, net of cash................................................................      (4,082)   (37,493)
  Sales of property, equipment & business..................................................       5,895      1,383
  Other....................................................................................          --       (155)
                                                                                               ----------  ---------
                                                                                                (20,082)   (51,151)
                                                                                               ----------  ---------
Financing Activities
  Proceeds from short-term borrowings......................................................          --     35,000
  Proceeds from long-term debt.............................................................     152,647         --
  Reductions of long-term debt.............................................................    (124,871)    (1,889)
  Dividends................................................................................      (7,427)    (6,655)
  Purchases of treasury shares.............................................................     (16,624)    (8,741)
                                                                                               ----------  ---------
                                                                                                  3,725     17,715
                                                                                               ----------  ---------
Change in cash and cash equivalents........................................................       9,687     (1,550)

Cash and cash equivalents
  Beginning of period......................................................................       8,312      3,198
                                                                                               ----------  ---------
  End of period............................................................................  $   17,999  $   1,648
                                                                                               ----------  ---------
                                                                                               ----------  ---------

    See accompanying notes to interim financial statements.

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                ----------------------------------------------------
                 Three and six Months Ended June 30, 1997 and 1996

(1) The accompanying unaudited condensed consolidated financial statements include the accounts of Carlisle Companies Incorporated and its wholly-owned subsidiaries (together, the "Company"). Intercompany transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with Article 10-01 of Regulation S-X of the Securities and Exchange Commission and, as such, do not include all information required by generally accepted accounting principles. However, in the opinion of the Company, these financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 1997 and December 31, 1996, the results of its operations for the three months and the six months ended June 30, 1997 and 1996, and its cash flows for the six months ended June 30, 1997 and 1996.

    While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's 1996 Annual Report to Shareholders.

(2) The components of inventories are as follows:

                                                                  JUNE 30,         DEC. 31,
                                                                    1997             1996
                                                                 ----------       ----------
                                                                            (000)'S
First-in, first-out (FIFO) costs:
  Finished goods...............................................  $   79,065       $   82,253
  Work in process..............................................      14,482           17,574
  Raw materials................................................      62,094           51,872
                                                                 ----------       ----------
                                                                 $  155,641       $  151,699
Excess of FIFO cost over Last-in,
First-out (LIFO) inventory value...............................     (14,742)         (14,607)
                                                                 ----------       ----------
LIFO inventory value...........................................  $  140,899       $  137,092
                                                                 ----------       ----------
                                                                 ----------       ----------

(3) Net earnings per share of common stock are based on the weighted average number of shares outstanding of 30,906,928 for the three months ended June 30, 1997 and 31,018,019 for the six months ended June 30, 1997 assuming the exercise of dilutive stock options.

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                 ---------------------------------------------

We are pleased to report second quarter 1997 sales of $337.4 million, earnings of $21.0 million and earnings per share of $.68 a share. These results establish an all-time record performance for Carlisle. Second quarter 1997 sales increased 29% over 1996 sales of $262.3 million. Earnings improved 28% compared to 1996 second quarter earnings of $16.4 million, or $.53 a share. For the six months ended June 30, 1997, sales totaled $625.2 million compared to $487.4 million in 1996, a 28% increase. Year-to-date earnings were $34.4 million or $1.11 a share, a 27% increase over 1996 earnings of $27.1 million or $0.88 a share. The Company's second quarter results were driven by continued record performances from the transportation products and general industry segments, combined with another strong quarter from the construction materials segment.

Construction Materials second quarter segment sales, after eliminating the sales of Carlisle's engineered metal roofing business, which was sold in February 1997, increased 7% over 1996 levels while segment earnings increased 13%. On a year-to-date basis, sales increased 2% to $144.6 million from $142.3 million in 1996. The Company's new fleeceback roofing product line was a positive contributor to these results.

Sales in the Transportation Products segment increased to $139.4 million in the second quarter of 1997, a 55% increase over 1996 sales of $90.1 million. Segment earnings improved 54% over 1996. For the six months ended June 30, 1997, segment sales increased 51% to $262.9 million while segment earnings improved 45% over 1996 levels. The Company's automotive engineered plastics operations, aided by its 1996 expansion, contributed significantly to the increase in sales and net earnings for the second quarter and year-to-date despite sporadic strikes among the Big 3 auto-makers. The Company's wire operations continue to set new records in sales and earnings in aircraft wire which serves the strong aerospace market.The specialized transportation trailer operations continue to report strong sales reflecting increased market share. The Company's refrigerated container leasing joint venture continues to report strong earnings growth, partially offsetting losses at the manufacturing level. Record sales in the Company's industrial friction and aftermarket partially offset the on-going negative impact of the strengthening U.S. dollar against the European currency and margin erosion in certain aftermarket channels in the heavy friction business. The acquisition of Overland Brakes, Inc., a spring brake manufacturer, which integrates well with the Company's heavy-friction products business, was completed April 30, 1997.

General Industry segment sales were up 28% in the second quarter to $110.7 million from $86.3 million in 1996. Segment earnings in the quarter increased 23% over 1996. On a year-to-date basis, sales increased 27% and earnings increased 28%. Sales in the Company's speciality tire and wheel operations continue to be strong. Additionally, in June of 1997, the Company completed the acquisition of the assets of The Neilson Wheel Company, a producer and marketer of tire and wheel assemblies to industrial and lawn and garden OE suppliers. The Company has also agreed to acquire the assets of The City Machine and Wheel Company, a manufacturer and seller of stamped steel wheels to customers in Canada and the United States. This acquisition was completed in July of 1997.

Foodservice operations increased sales 24% in the quarter over 1996 levels while increased efficiencies at Sparta Brush added considerably to its 30% improvement in earnings. The Company's stainless steel in-plant processing equipment operation continues to report improved sales and earnings.

Working Capital was $207.1 million at June 30, 1997 compared to $203.3 million at March 31, 1997 and $135.2 at June 30, 1996.

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

                           PART II. OTHER INFORMATION
                           --------------------------


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    (a) The Company's 1997 Annual Meeting of Shareholders was held on April 21, 1997.

    (b) At the 1997 Annual Meeting of Shareholders, the election of four directors were approved as follows:

         Director                                                         FOR          AGAINST      WITHHELD     NON-VOTE
                                                                     ------------  -------------  ----------  -------------
Magalen O. Bryant..................................................    36,753,521       --         2,621,017       --
Paul J. Choquette, Jr..............................................    36.763,764       --         2,610,774       --
Stephen P. Munn....................................................    36,779,257       --         2,595,281       --
George L. Ohrstrom, Jr.............................................    36,753,556       --         2,620,982       --

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits applicable to the filing of this report are as follows:
            (12) Ratio of Earnings to Fixed Charges.

            (27) Financial Data Schedule as of June 30, 1997 and for the six
                    months ended June 30, 1997.

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


                                               Carlisle Companies Incorporated




Date     August 11, 1997                      By /s/ Robert J. Ryan, Jr.
      ------------------------                   ----------------------------
                                                  Robert J. Ryan, Jr.
                                                    Vice President, Treasurer
                                                    and Chief Financial Officer