Form 10-Q
period 1997-09-30
CARLISLE COMPANIES INC
filed 1997-11-12
CIK 790051

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

                     QUARTERLY REPORT PURSUANT TO SECTION 13
   [X]           OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 1997
                                   --------------------------------

                                       OR

                     TRANSITION REPORT PURSUANT TO SECTION 13
    [ ]          OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                 to
                                   ---------------    -----------------

    Commission file number                       1-9278
                            ---------------------------------------------

                      CARLISLE COMPANIES INCORPORATED
   ------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                        31-1168055
(State or other jurisdiction of                        (I.R.S. employer
 incorporation or organization)                        identification no.)

     250 South Clinton Street, Suite 201, Syracuse, New York    13202
   ------------------------------------------------------------------------
            (Address of principal executive offices)         (Zip code)


                                315-474-2500
   ------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
    ---       -----

    Shares of common stock outstanding at November 1, 1997    30,155,909
                                                             -------------

                         PART I. FINANCIAL INFORMATION

              CARLISLE COMPANIES INCORPORATED AND SUBSIDIARIES
                Condensed Consolidated Statement of Earnings
         Three Months and Nine Months ended September 30, 1997 and 1996
               (Dollars in thousands except per share amounts)

                                                           THREE MONTHS ENDED      NINE MONTHS ENDED
                                                         ----------------------  ----------------------
                                                         SEPT. 30,   SEPT. 30,   SEPT. 30,   SEPT. 30,
                                                            1997        1996        1997        1996
                                                         ----------  ----------  ----------  ----------
Net Sales..............................................  $  315,707  $  252,603  $  940,897  $  740,039
Cost and expenses:
  Cost of goods sold...................................     240,618     189,965     725,505     560,547
  Selling and administrative...........................      36,331      32,519     105,811      95,446
  Research and development.............................       3,942       3,032      11,705       9,110
                                                         ----------  ----------  ----------  ----------
                                                            280,891     225,516     843,021     665,103
Operating profit.......................................      34,816      27,087      97,876      74,936
Other income (deductions):
  Investment income....................................         409         247         991         452
  Interest expense.....................................      (3,961)     (1,888)    (12,231)     (5,987)
  Other, net...........................................       1,045         175       2,652       1,088
                                                         ----------  ----------  ----------  ----------
                                                             (2,507)     (1,466)     (8,588)     (4,447)
                                                         ----------  ----------  ----------  ----------
Earnings before income taxes...........................      32,309      25,621      89,288      70,489
Income taxes...........................................      12,791      10,160      35,369      27,948
                                                         ----------  ----------  ----------  ----------
Net earnings...........................................  $   19,518  $   15,461  $   53,919  $   42,541
                                                         ----------  ----------  ----------  ----------
                                                         ----------  ----------  ----------  ----------
Average common shares outstanding......................      31,036      30,980      31,024      30,895
                                                         ----------  ----------  ----------  ----------
Net earnings per share:................................  $     0.63  $     0.50  $     1.74  $     1.38
                                                         ----------  ----------  ----------  ----------
                                                         ----------  ----------  ----------  ----------
Dividends declared and paid per share..................  $    .1400  $    .1225  $    .3850  $    .3425
                                                         ----------  ----------  ----------  ----------
                                                         ----------  ----------  ----------  ----------

    See accompanying notes to interim financial statements.

            CARLISLE COMPANIES INCORPORATED AND SUBSIDIARIES
                 Condensed Consolidated Balance Sheets
                September 30, 1997 and December 31, 1996
               (Dollars in thousands except share amounts)

                                                                 SEPT. 30,    DEC. 31,
                                                                    1997        1996
                                                                 ----------  ----------
ASSETS
Current assets
  Cash and cash equivalents....................................  $   16,274  $    8,312
  Receivables, less allowances of $4,840 in
    1997 and $4,097 in 1996....................................     193,367     158,463
  Inventories..................................................     162,009     137,092
  Deferred income taxes........................................      25,282      25,036
  Prepaid expenses and other...................................      21,022      17,030
                                                                 ----------  ----------
    Total current assets.......................................     417,954     345,933
                                                                 ----------  ----------
Property, plant and equipment..................................     520,649     483,013
  Less accumulated depreciation................................     239,720     218,775
                                                                 ----------  ----------
    Net property, plant and equipment..........................     280,929     264,238
                                                                 ----------  ----------
Other assets
  Patents and other intangibles................................     114,305     108,648
  Investments and advances to affiliates.......................      14,770      11,976
  Receivables and other assets.................................       9,637       9,854
  Deferred income taxes........................................       3,713       1,814
                                                                 ----------  ----------
    Total other assets.........................................     142,425     132,292
                                                                 ----------  ----------
                                                                 $  841,308  $  742,463
                                                                 ----------  ----------
                                                                 ----------  ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable.............................................  $   94,424  $   74,338
  Accrued expenses.............................................     120,148      96,310
                                                                 ----------  ----------
    Total current liabilities..................................     214,572     170,648
                                                                 ----------  ----------
Long-term liabilities
  Long-term debt...............................................     218,744     191,167
  Product warranties...........................................      72,047      71,478
  Deferred compensation and other liabilities..................        (512)      1,667
                                                                 ----------  ----------
    Total long-term liabilities................................     290,279     264,312
                                                                 ----------  ----------
Stockholders' equity:
  Common stock, $1 par value. Authorized 50,000,000 shares;
   issued 39,330,624 shares....................................      39,331      39,331
  Additional paid-in capital...................................       1,753         480
  Retained earnings............................................     390,829     348,558
  Cost of shares in treasury (1997--9,174,815 shares;
    1996--9,124,858 shares)....................................     (95,456)    (80,866)
                                                                 ----------  ----------
    Total stockholders' equity.................................     336,457     307,503
                                                                 ----------  ----------
                                                                 $  841,308  $  742,463
                                                                 ----------  ----------
                                                                 ----------  ----------

    See accompanying notes to interim financial statements.

              CARLISLE COMPANIES INCORPORATED AND SUBSIDIARIES
               Condensed Statements of Consolidated Cash Flows
                Nine Months ended September 30, 1997 and 1996
                            (Dollars in thousands)


                                                              1997       1996
                                                           ----------  ---------
Operating Activities
  Net earnings.............................................  $   53,919  $  42,541
  Reconciliation of net earnings to cash flows:
    Depreciation...........................................      25,238     19,196
    Amortization...........................................       4,652      2,896
    Changes in assets and liabilities, excluding
      effects of acquisitions and sale of business:
        Current & long-term receivables....................     (29,259)   (19,579)
        Inventories........................................     (19,319)    (3,760)
        Accounts payable & accrued expenses................      22,027     14,516
        Prepaid, deferred & current income taxes...........      10,972     (2,853)
        Loss on sale of facility...........................         332         --
        Long-term liabilities..............................      (1,612)     4,063
        Other..............................................       2,138      2,419
                                                             ----------  ---------
                                                                 69,088     59,439
                                                             ----------  ---------
Investing Activities
  Capital expenditures.....................................     (39,218)   (26,061)
  Acquisitions, net of cash................................     (30,603)   (53,437)
  Sales of property, equipment & business..................      12,336      4,158
  Other....................................................      (2,794)    (1,698)
                                                             ----------  ---------
                                                                (60,279)   (77,038)
                                                             ----------  ---------
Financing Activities
  Proceeds from short-term borrowings......................          --     55,989
  Proceeds from long-term debt.............................     153,796         --
  Reductions of long-term debt.............................    (125,127)   (11,590)
  Dividends................................................     (11,647)   (10,376)
  Purchases of treasury shares.............................     (17,869)   (11,951)
                                                             ----------  ---------
                                                                   (847)    22,072
                                                             ----------  ---------
Change in cash and cash equivalents........................       7,962      4,473
Cash and cash equivalents
  Beginning of period......................................       8,312      3,198
                                                             ----------  ---------
  End of period............................................  $   16,274  $   7,671
                                                             ----------  ---------
                                                             ----------  ---------

    See accompanying notes to interim financial statements.

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

(1) The accompanying unaudited condensed consolidated financial statements include the accounts of Carlisle Companies Incorporated and its wholly-owned subsidiaries (together, the "Company"). Intercompany transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with
Article 10-01 of Regulation S-X of the Securities and Exchange Commission and, as such, do not include all information required by generally accepted accounting principles. However, in the opinion of the Company, these financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 1997 and December 31, 1996, the results of its operations for the three months and the nine months ended September 30, 1997 and 1996, and its cash flows for the nine months ended September 30, 1997 and 1996.

    While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's 1996 Annual Report to Stockholders.

(2) The components of inventories are as follows:

                                                   SEPT. 30,    DEC. 31,
                                                      1997        1996
                                                   ----------  ----------
                                                          (000)'S
First-in, first-out (FIFO) costs:
  Finished goods.................................  $   96,769  $   82,253
  Work in process................................      22,982      17,574
  Raw materials..................................      57,056      51,872
                                                   ----------  ----------
                                                   $  176,807  $  151,699
Excess of FIFO cost over Last-in,
  First-out (LIFO) inventory value...............     (14,798)    (14,607)
                                                   ----------  ----------
LIFO inventory value.............................  $  162,009  $  137,092
                                                   ----------  ----------
                                                   ----------  ----------

(3) Net earnings per share of common stock are based on the weighted average number of shares outstanding of 31,035,746 for the three months ended September 30, 1997 and 31,023,928 for the nine months ended September 30, 1997 assuming the exercise of dilutive stock options.

                Management's Discussion and Analysis of
             Financial Condition and Results of Operations

    Carlisle Companies Incorporated reported record third quarter sales and earnings. For the quarter ended September 30, 1997 sales of $315.7 million reflect a 25% increase over 1996 third quarter sales of $252.6 million. Earnings of $19.5 million, or $.63 a share, increased 26% over 1996 earnings of $15.5 million, or $.50 a share. For the nine months ended September 30, 1997, sales totaled $940.9 million, a 27% increase over 1996 sales of $740.0 million. Year-to-date earnings rose 27% to $53.9 million, or $1.74 a share, from 1996 earnings of $42.5 million, or $1.38 a share.

    Construction Materials segment sales of $94.4 million, for the third quarter 1997, remained flat over 1996 third quarter sales levels, after eliminating the sales of Carlisle's engineered metal roofing business, which was sold in February 1997. On a year-to-date basis, sales of $222.2 million, are down slightly this year compared to 1996, net of engineered metals' sales impact. Declines in volumes in the roofing market overall and tight roofer-labor market conditions have had a negative impact on sales. Favorable product mix, cost control efforts and elimination of the losses of divested engineered metals operations contributed to the 13% increase in 1997 third quarter earnings of $17.1 million and to the 15% increase in year-to-date earnings of $37.0 million.

    Transportation Products segment sales of $124.2 million for the third quarter reflect a 49% increase over 1996, while earnings of $10.6 million exceeded 1996 levels by 71%. On a year-to-date basis, both sales and earnings increased 51% over 1996. Repeated positive performances at the Company's container leasing joint venture, coupled with significantly improved results at the Company's container manufacturing operations, contributed to this quarter's results. Sales and earnings of the Company's engineered plastics operations continue to benefit from its 1996 integration of the Engineered Plastics Division of Johnson Controls. Fueled by higher sales and production volumes and manufacturing efficiencies, the Company's aerospace wire operations continue to exceed 1996 sales and earnings. Strong performances by the Company's specialized trailer operations continue to contribute positively to this segment's sales and earnings. The negative impact of the strengthening US dollar to European currencies in the heavy friction business offset record sales and earnings attained in the Company's industrial friction business.

    General Industry segment sales of $97.1 million increased 36% over 1996 third quarter sales of $71.3 million while earnings increased 32% over 1996 to $11.2 million. For the nine-months ended September 30, 1997, segment sales totaled $331.6 million versus $242.7 in 1996. Year-to-date earnings rose 29% to $40.4 million. Increased sales volumes across most OE and aftermarket product lines coupled with improved manufacturing efficiencies and cost reduction programs, continue to produce record sales and earnings at the Company's tire and wheel operations. In July of 1997, the Company completed the acquisition of The City Machine and Wheel Company, a manufacturer and seller of stamped steel wheels to customers in the United States and Canada. In September of 1997, the Company completed the acquisition of Conestoga Tire & Rim Inc. and Wheeltech North America, Inc. Conestoga and Wheeltech are in the business of assembling, marketing and distributing tire and wheel assemblies to various markets in the United States and Canada. Additionally, on October 31, 1997, the Company acquired Tilden Corporation, a value-added distributor of tire and wheel assemblies for the lawn and garden and other specialty tire and wheel markets. Sales in the Company's speciality electronic wire business reached record levels due to the growth of its low density cable products. Third quarter sales in the Foodservice operations maintained the upward trend over 1996 levels while intense competition dampened margins for the quarter. The Company's stainless steel processing equipment operations continue to report favorable results.

    There are no trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way nor are there any known material trends, favorable or unfavorable, in the Company's capital resources.

    Working capital was $203.4 million at September 30, 1997 compared to $207.1 million at June 30, 1997 and $123.2 million a year ago. Working capital at September 30, 1996 included short term borrowings which were refinanced in 1997.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits applicable to the filing of this report are as follows:

        (12) Ratio of Earnings to Fixed Charges.

        (27) Financial Data Schedule as of September 30, 1997 and for the nine months ended September 30, 1997.

    (b) Report on Form 8-K

        No reports on Form 8-K were filed during the quarter for which this report on Form 10-Q is filed.

                                   SIGNATURE

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      CARLISLE COMPANIES INCORPORATED



Date       November 12, 1997          By  /s/ Robert J. Ryan, Jr.
     ----------------------------        ------------------------------
                                          Robert J. Ryan, Jr.
                                          Vice President, Treasurer and
                                          Chief Financial Officer