Form 10-K
period 1997-12-31
CARLISLE COMPANIES INC
filed 1998-03-09
CIK 790051

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                    For the fiscal year ended December 31, 1997
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                    For the transition period from_________to_________ Commission file number 1-9278

                          Carlisle Companies Incorporated
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                       31-1168055)
-------------------------------                  -------------------------------
(State or other jurisdiction of                          (I.R.S. employer
 incorporation or organization                          identification no.)

250 South Clinton Street, Suite 201, Syracuse, New York           13202-1258
-------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip code)

Registrant's telephone number, including area code               (315) 474-2500
                                                                 --------------
Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
Common stock, $1 par value                       New York Stock Exchange
--------------------------                       -----------------------
Preferred Stock Purchase Rights                  New York Stock Exchange
-------------------------------                  -----------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No___
                                             ---

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of voting common stock held
by non-affiliates at February 24, 1998                     $1,276,973,417
Shares of common stock outstanding at February 24, 1998        30,188,136

    Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders on April 20, 1998 are incorporated by reference in Part III.

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

    CONSTRUCTION MATERIALS. The principal products of this segment are rubber, plastic and fleece back sheeting used predominantly on non-residential flat roofs and related roofing accessories, including flashings, fasteners, sealing tapes, coatings and waterproofings. The markets served include new construction, re-roofing and maintenance of low slope roofs, water containment, HVAC sealants, and coatings and waterproofings.

    TRANSPORTATION PRODUCTS. The principal products of this segment are heavy duty friction and braking systems for truck and off-highway equipment, rubber and plastic automotive components, including precision-molded engine components and blow-molded bumper beams, high grade aerospace wire and specialty electronic cable, specialty trailers, self-contained ISO 40-foot perishable cargo shipping containers, standard and custom-built high payload trailers and dump bodies. Customers include truck OEMs, shipping lines, heavy equipment and truck dealers and aftermarket distributors, commercial haulers, automotive OEMs and systems suppliers, and dairy product distributors.

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

    The amount of total revenue contributed by the products or services in each industry segment for each of the last three fiscal years is as follows (in millions):

                                                  1997       1996       1995
                                                ---------  ---------  ---------
Construction Materials........................  $   322.2  $   325.2  $   308.3
Transportation Products.......................      521.2      371.5      278.9
General Industry..............................      417.1      320.8      235.3
                                                ---------  ---------  ---------
Total.........................................  $ 1,260.5  $ 1,017.5  $   822.5

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

    In each industry segment, satisfactory supplies of raw materials and adequate sources of energy essential for operation of the Company's businesses have generally been available to date. Uncertain economic conditions, however, could cause shortages of some basic materials, particularly those which are petroleum derivatives (plastic resins, synthetic rubber, etc.) and used in the construction materials, transportation products and general industry segments. The Company believes that energy sources are secure and sufficient quantities of raw materials can be obtained through normal sources to avoid interruption of production in 1998.

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

    Order Backlog was $281.6 million at December 31, 1997, and $200.8 million at December 31, 1996, and $160.7 million at December 31, 1995.

    Research and Development expenses increased to $15.8 million in 1997, compared to $11.9 million in 1996, and $12.3 million in 1995. The 1997 increase is primarily attributable to product development for the Company's automotive components operation.

    The Company employs approximately 8,500 persons on a full-time basis.

    The businesses of the construction materials and transportation products industry segments are generally not seasonal in nature. Within the general industry segment, distribution of lawn and garden products generally reach peak sales volume during the first two quarters of the year. The businesses of all three segments are affected by the state of the general economy.

    In 1997, the Company completed the following acquisitions. In April, the Company acquired the assets of Overland Brakes, Inc., a spring-brake manufacturing company. In June, the Company acquired The Neilson Wheel Company, Inc., a producer and distributor of tire and wheel assemblies. In July, the acquisition of The City Machine and Wheel Company, a manufacturer and distributor of stamped steel wheels, was completed. In September, the Company acquired Conestoga Tire & Rim Inc. and Wheeltech North America, Inc., distributors of tire and wheel assemblies to various markets in the United States and Canada. In October, the Company acquired Tilden Corporation, a value-added distributor of tire and wheel assemblies. In December, the Company purchased Zimmerman Brush Co., a manufacturer of brushes for the janitorial and sanitation markets. These acquisitions will add principally to the Company's general industry segment. In 1997, the Company also completed its divestiture of Carlisle Engineered Metals Incorporated, a metal roofing company, and sold Braemar, Inc., a small manufacturer of medical monitoring devices.

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

    Information on the Company's revenues, operating profit or loss and identifiable assets by industry segments for the last three fiscal years, the nature and effect of the restatement of such information as a result of changes made in the way the Company's products or services are grouped into industry segments and the principal products in each segment is as follows:

(IN THOUSANDS)                                  1997        1996        1995
-------------------------------------------  ----------  ----------  ----------
Sales to Unaffiliated Customers(1)
Construction Materials.....................  $  322,228  $  325,165  $  308,327
Transportation Products....................     521,181     371,517     278,867
General Industry...........................     417,141     320,813     235,340
Operating Profit or Loss
Construction Materials.....................  $   49,398  $   43,582  $   36,676
Transportation Products....................      45,101      27,495      20,241
General Industry...........................      50,912      40,260      29,627
Interest, net..............................     (15,337)     (8,396)     (4,055)
Corporate(2)...............................     (13,290)    (10,901)     (9,631)
Identifiable Assets
Construction Materials.....................  $  177,270  $  183,836  $  169,476
Transportation Products....................     338,770     309,125     210,700
General Industry...........................     320,205     225,282     143,606
Corporate(3)...............................      24,971      24,220      18,641

------------------------

(1) Intersegment sales or transfers are not material.

(2) Includes general corporate and idle property expenses.

(3) Consists primarily of cash and cash equivalents, facilities, and other invested assets.

ITEM 2. PROPERTIES

    The following table sets forth certain information with respect to the principal properties and plants of the Company as of December 31, 1997:

                                        O--OFFICE                                             APPROXIMATE
        PRINCIPAL PRODUCT           M--MANUFACTURING                             OWNED        FLOOR SPACE      APPROXIMATE
           OR ACTIVITY               W--WAREHOUSING         LOCATION           OR LEASED       (SQ. FT.)         ACREAGE
----------------------------------  -----------------  -------------------  ---------------  -------------  -----------------
Corporate headquarters                          O      Syracuse, NY         Leased to 2005        15,500               --

Elastomeric membranes                       O,M,W      Carlisle, PA         Owned                415,774               79
and related roofing products                O,M,W      Greenville, IL       Owned                165,430               35
                                            O,M,W      Stafford, TX         Owned                108,500                9
                                            O,M,W      Fontana, CA          Leased to 2001        72,600               --
                                            O,M,W      Sapulpa, OK          Owned                 34,550                3
                                            O,M,W      Wylie, TX            Owned                 44,000                6
                                                W      Greenville, IL       Leased to 1999        40,000               --
                                                W      Carlisle, PA         Leased to 1999        49,600               --
                                              O,W      Carollton, TX        Leased to 1999        27,000               --
                                                W      Herington, Kansas    Leased to 1999        32,000               --
                                                                                             -------------            ---
                                                                                                 989,454              132
                                                                                             -------------            ---

Small pneumatic tires and tubes;            O,M,W      Carlisle, PA         Owned                494,000               29
stamped and roll-formed wheels              O,M,W      Aiken, SC            Owned                220,500               23
                                              O,M      Port Fortin,         Owned                167,604               --
                                                       Trinidad, W.I.
                                            O,M,W      Long Beach, CA       Owned                 63,500                3
                                                W      Trenton, SC          Leased to 1999       176,450               --
                                                W      Long Beach, CA       Leased to 1998        87,000
                                                M      Milwaukee, WI        Owned                 99,000               --
                                                W      Waterloo, Ontario    Leased to 2007        69,000               --
                                                W      Winnepeg, Manitoba   Leased to 2002        48,800               --
                                                W      Saskatoon,           Leased to 2002        30,200               --
                                                       Saskatchewan
                                            O,M,W      Ontario, CA          Leased to 1998       127,345               --
                                            O,M,W      Lenexa, KS           Leased to 1998       113,000                6
                                                W      Perrysburg, OH       Leased to 2002        64,300               --
                                                W      Villa Rica, GA       Leased to 2002        43,000               --
                                                M      Shenzhen, China      Leased to 1998        84,750                5
                                                                                             -------------            ---
                                                                                               1,888,449               66
                                                                                             -------------            ---

Molded plastics products for                    M      Oklahoma City, OK    Owned                147,000                8
commercial food service; ceramic                W      Oklahoma City, OK    Leased to 1998       254,000               --
tableware                                   O,M,W      Fredonia, WI         Owned                192,500               12
                                                M      Sparta, WI           Owned                 40,000                3
                                              O,M      Zanesville, OH       Owned                125,600               16
                                                W      Sparta, WI           Leased to 1998        18,000               --
                                                                                             -------------            ---
                                                                                                 777,100               39
                                                                                             -------------            ---

Custom-manufactured rubber and                  M      Middlefield, OH      Owned                200,600               28
plastics products, including                    M      Crestline, OH        Owned                173,000               40
precision-molded engine components              M      Canton, OH           Owned                 87,845               17
and blow-molded bumper beams                    M      Lake City, PA        Owned                100,000               30
                                                M      Trenton, SC          Owned                 67,695               10
                                                M      Belleville, MI       Owned                 46,000                5
                                                M      Erie, PA             Owned                 95,800               15
                                                M      Lapeer, MI           Owned                 96,530                6
                                                M      Tuscaloosa, AL       Owned                 67,376               15
                                              M,W      Erie, PA             Leased to 1999       136,050               --
                                                M      Canton, OH           Leased to 2000        31,840               --
                                                W      Mayville, MI         Leased to 1998        40,000               --
                                              M,W      Ashtabula, OH        Leased to 2000        30,000               --
                                                W      Trenton, SC          Leased to 1998        19,000               --
                                                O      Chardon, OH          Leased to 1998*        7,500               --
                                                                                             -------------            ---
                                                                                               1,199,236              166
                                                                                             -------------            ---

                                        O--OFFICE                                             APPROXIMATE
        PRINCIPAL PRODUCT           M--MANUFACTURING                             OWNED        FLOOR SPACE      APPROXIMATE
           OR ACTIVITY               W--WAREHOUSING         LOCATION           OR LEASED       (SQ. FT.)         ACREAGE
----------------------------------  -----------------  -------------------  ---------------  -------------  -----------------
Brake lining for trucks and                   O,M      Ridgway, PA          Owned                117,300                7
trailers; brakes and actuation                O,M      Fredericksburg, VA   Owned                 90,000               30
systems; friction products                      O      Charlottesville, VA  Owned                 25,000                4
                                            O,M,W      Logansport, IN       Owned                112,200               26
                                              O,M      Bloomington, IN      Owned                250,000               19
                                              O,M      Brantford, Ont.      Leased to 1999*       24,000                1
                                                W      Lancaster, PA        Leased to 1999        39,000               --
                                              M,W      Pittsburg, KS        Leased to 2004        30,000               --
                                              M,W      Stockton, CA         Leased to 2000        27,600               --
                                                M      Nampa, ID            Leased to 2007       106,400                5
                                            O,M,W      Zevenaar, Holland    Owned                 26,000                1
                                                                                             -------------            ---
                                                                                                 847,500               95
                                                                                             -------------            ---

Specialized lowbed trailers for               O,M      Mitchell, SD         Owned                242,730               27
construction and commercial                   O,M      Brookville, PA       Owned                111,640               22
markets                                       O,M      Green Pond, AL       Owned                 49,860               22
                                                                                             -------------            ---
                                                                                                 404,230               63
                                                                                             -------------            ---

Liquid transport tanks and                  O,M,W      New Lisbon, WI       Owned                210,850               31
in-plant processing equipment               O,M,W      Elroy, WI            Owned                 84,300                7
                                            O,M,W      Winsted, MN          Owned                382,894               --
                                            O,M,W      Tavares, FL          Leased to 1998        73,967               12
                                                                                             -------------            ---
                                                                                                 752,011               50
                                                                                             -------------            ---

High- and medium-temperature                O,M,W      St. Augustine, FL    Owned                166,750               17
insulated wire and cable

Refrigerated marine containers              O,M,W      Green Cove           Leased to 2004       110,000               10
                                                       Springs, FL
                                                                                             -------------            ---
                                                                                               7,150,230              636
                                                                                             -------------            ---
                                                                                             -------------            ---

    Total plant space of 7,150,230 sq. ft. is used for:

                                                                               OWNED       LEASED      TOTAL
                                                                             ----------  ----------  ----------
Office.....................................................................     388,837      76,723     465,560
Manufacturing..............................................................   3,629,743     554,308   4,184,051
Warehousing................................................................     963,018   1,369,571   2,332,589
*Other.....................................................................     140,730      27,300     168,030
                                                                             ----------  ----------  ----------
                                                                              5,122,328   2,027,902   7,150,230
                                                                             ----------  ----------  ----------
                                                                             ----------  ----------  ----------

    As of December 31, 1997, an additional 255,283 sq. ft. is leased by the Company, under various agreements, principally for warehousing and distribution. All of the manufacturing and most of the office and warehousing space is of masonry and steel construction and most are equipped with automatic sprinkler systems. Approximately one-third of the owned office, manufacturing and warehousing space has been constructed within the last twenty years; the remaining buildings are from twenty to seventy years old and have been maintained in good condition.

ITEM 3. LEGAL PROCEEDINGS

    As of December 31, 1997, other than ordinary routine litigation incidental to the business, which is being handled in the ordinary course of business, neither the Company nor any of its subsidiaries is a party to, nor are any of their properties subject to any material pending legal proceedings, nor are any such proceedings known to be contemplated by governmental authorities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        SHAREHOLDER MATTERS.

    The Company's common stock is traded on the New York Stock Exchange. As of December 31, 1997, there were 2,068 shareholders of record.

    Quarterly cash dividends paid and the high and low prices of the Company's stock on the New York Stock Exchange in 1997 and 1996 were as follows:

1997                                                                    FIRST       SECOND      THIRD      FOURTH
--------------------------------------------------------------------  ----------  ----------  ----------  ---------
Dividends per share.................................................  $    .1225  $    .1225  $    .1400  $   .1400
Stock Price
  High..............................................................  $   35 5/8  $       37  $   46 7/8  $  46 3/4
  Low...............................................................  $   29 1/4  $       27  $   34 3/4  $  39 5/8
1996(1)
Dividends per share.................................................  $    .1100  $    .1100  $    .1225  $   .1225
Stock Price
  High..............................................................  $  22 9/16  $  28 3/16  $  28 1/16  $  30 1/2
  Low...............................................................  $  19 1/16  $   21 5/8  $   24 1/4  $  26 7/8

------------------------

(1) All amounts have been restated to reflect the two-for-one stock split completed on January 15, 1997.

ITEM 6. SELECTED FINANCIAL DATA.

          (IN THOUSANDS EXCEPT
             PER SHARE DATA)                                 1997          1996        1995       1994       1993
                                                         ------------  ------------  ---------  ---------  ---------
SUMMARY OF OPERATIONS
Net Sales................................                $  1,260,550  1,017,495    822,534    692,650    611,270
Net Earnings from continuing operations..                $     70,666     55,680     44,081     35,568     28,378
Basic Earnings per share(1)(2)...........                $       2.34       1.84       1.43       1.17       0.93
Diluted Earnings per share(1)(2) ........                $       2.28       1.80       1.41       1.15       0.92
FINANCIAL POSITION
Total assets.............................                $    861,216    742,463    542,423    485,283    420,363
Long-term debt...........................                $    209,642    191,167     72,725     69,148     59,548
OTHER DATA
Dividends paid...........................                $     15,868     14,129     12,928     11,605     10,705
Per share(1).............................                $      0.525      0.465      0.420      0.380      0.350

------------------------

(1) All share and per share amounts have been restated to reflect two-for-one stock splits completed on June 1, 1993 and January 15, 1997.

(2) Earnings per share amounts prior to 1997 have been restated to comply with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." See the Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

    Carlisle Companies Incorporated ("Carlisle" or the "Company") sales grew to $1.26 billion in 1997, up 24%, or $243.0 million, from 1996 sales of $1.02 billion. This increase is due to the expansion of product lines and market shares of Carlisle's core businesses and the integration into existing operations of several acquisitions made in 1996. In 1997, net earnings reached $70.7 million, or $2.28 per share of common stock, a 27% increase over 1996 net earnings of $55.7 million, or $1.80 per share. This increase in earnings is attributable to the higher sales level, and the improved operating margins resulting from our continued focus on manufacturing and distribution costs.

    In 1996, sales increased 24%, or $195.0 million, due to continued growth in core businesses, as well as acquisitions made in 1996 and to the full-year effect of acquisitions made in 1995. Net earnings increased 26%, or $11.6 million, in 1996 reflecting both the increased sales levels and reductions in costs.

    Although not having a significant effect on this year's sales or earnings, a record number of acquisitions were completed in 1997. Throughout the year we acquired several small bias-ply tire and wheel manufacturing and distributing companies, which extend both our product offerings and geographic distribution of tire and wheel assemblies to lawn and garden, trailer and other original equipment manufacturers. These transactions were as follows: (i) The City Machine & Wheel Company, (ii) The Neilson Wheel Company, Inc., (iii) Conestoga Tire & Rim

Inc., (iv) Wheeltech North America, Inc., and (v) Tilden Corporation. In April, we purchased Overland Brakes, Inc., a small spring-brake manufacturing company, complementing our heavy-duty friction products. In December, we purchased Zimmerman Brush Co., a small, privately owned manufacturer of brushes for the janitorial and sanitation market. Also in December, we signed letters of intent to purchase Hardcast Europe, a Dutch manufacturer of specialty adhesive and sealant products for the European construction market, and to establish a joint venture with Lander Plastics, a British manufacturer of plastic automotive components. The Hardcast Europe acquisition was completed in January 1998. In addition, we completed the following divestitures in 1997: (i) in February, we divested the remaining operations of Carlisle Engineered Metals Incorporated, a metal roofing company and, (ii) in October, we sold Braemar, Inc., a small manufacturer of medical monitoring devices.

    Several acquisitions made in 1996 were integrated into Carlisle during 1997. These 1996 acquisitions include the following: (i) Insul-foam, Inc., which brought new technology to the EPDM rubber roofing market, (ii) Intero, Inc. and Unique Wheel, Inc., manufacturers of steel and aluminum wheels and rims, (iii) Scherping Systems, Inc. and Scherping Controls, Inc., companies that design and manufacture in-plant processing equipment for the cheese industry, (iv) Hartstone, Inc., which designs and manufactures ceramic tableware, and (v) The Engineered Plastics Division of Johnson Controls, Inc., which manufactures highly engineered plastic components for the automotive industry.

OPERATING SEGMENTS

    CONSTRUCTION MATERIALS segment sales declined by 0.9% to $322.2 million in 1997, as a slight increase in sales of the ongoing business was offset by the effect of the divestiture of the remaining assets of Carlisle Engineered Metals. The 1997 earnings of $49.4 million in this segment were up 13.3% over 1996 earnings of $43.6 million, reflecting improving margins from a changing product mix, improved warranty results and the elimination of losses due to the divestiture of the metal roofing company. The 1996 sales of $325.2 million reflect an increase of 6% over 1995 sales of $308.3 million. An 18.8% jump in 1996 over 1995 earnings is attributable to the increased sales levels and improved operating margins.

    TRANSPORTATION PRODUCTS segment sales reached $521.2 million in 1997, 40.3%, or $149.7 million, over 1996 sales of $371.5 million. The 1996 sales level is an increase of 33.2%, or $92.7 million over the 1995 level. The increases in 1997 sales reflect the full-year effect of the consolidation of The Engineered Plastics Division of Johnson Controls, acquired in October 1996, with Geauga Company to form Carlisle Engineered Products, Inc., which supplies highly engineered plastic, rubber and metal components to the automotive industry. Also contributing to the 1997 sales growth in this segment are the continued robust sales of aircraft wire, increased direct sales of refrigerated containers, penetration of additional channels of distribution of heavy-duty friction products to the aftermarket, and increased sales of specialty trailers to construction markets. The 1996 sales increase reflects record sales gains from all operations, and, to a lesser extent, companies acquired in 1996 and 1995. Operating earnings in this segment climbed 64.0%, or

$17.6 million, to $45.1 million. This increase reflects the higher level of sales of components to the automotive industry, aircraft wire and specialty trailers, as well as increased margins due to improved manufacturing processes in the specialty trailer business and especially in the refrigerated container business.

    GENERAL INDUSTRY segment sales grew 30.0%, or $96.3 million, to $417.1 million in 1997. This increase is primarily due to internal growth of tire and wheel assemblies, plastic foodservice products and in-plant processing equipment through expanding our market shares of current products and extending existing products to new markets. The full-year effect of acquisitions made in 1996 and acquisitions made in 1997 account for approximately 29.0% of the increase in 1997 sales in this segment. In 1996, sales in this segment increased 36.0%, or $85.5 million, to $320.8 million, reflecting both growth in internal businesses and acquisitions. Operating earnings in this segment in 1997 increased 26.3%, or $10.6 million, to $50.9 million, reflecting the higher level of sales. Segment earnings in 1996 were $40.3 million; a 35.9% or $10.6 million increase over 1995 earnings. The increase in 1996 sales results from the contribution of the specialty wheel businesses of Intero and Unique Wheel acquired in March 1996 and from market share gains in the lawn and garden, trailer and golf car markets.

FINANCIAL RESULTS

    TOTAL COSTS, which include raw material, manufacturing, selling, general and administrative costs, expressed as a percentage of total sales, continued to decline in 1997 to 89.9% of sales, down from 90.5% of sales in 1996. In 1995, these costs were 90.7% percent of sales. This decline in total costs reflects an ongoing focus on improving purchasing, manufacturing and distribution of products throughout all Carlisle operations.

    GROSS MARGINS, expressed as a percent of sales, represent what is left after costs of purchasing raw materials and of manufacturing products (i.e., cost of goods sold) are subtracted from sales. These margins declined from 24.0% of sales in 1995 to 23.4% in 1996 and 22.7% in 1997. While operations across all segments maintained consistent gross margins generally, this decline largely reflects the changing mix in Carlisle's total sales. In 1997, operations with lower gross margins, but also with lower corresponding selling, general and administrative costs, represent greater proportions of total Carlisle sales.

    SELLING AND ADMINISTRATIVE costs, expressed as a percent of sales, declined from 13.3% in 1995 to 12.6% in 1996 and 11.4% in 1997 reflecting both disciplined cost control throughout all operations and the increasing proportion of activities with lower cost structures in Carlisle's overall sales.

    INTEREST EXPENSE increased to $16.5 million in 1997 from $9.1 million in 1996 and $6.1 million in 1995, due to the increasing level of debt used to finance acquisitions and capital expenditures and relatively constant interest rates.

    INCOME TAXES, for financial reporting purposes, have remained constant at an effective rate of 39.5% of earnings before tax in 1997, 1996 and 1995, generally reflecting stable Federal and state tax rates. Taxes are discussed more completely in the Notes to Consolidated Financial Statements.

    ACCOUNTS RECEIVABLE were $184.8 million, an increase of 16.6% over the 1996 level of $158.5 million. This increase is consistent with a higher level of sales, partially offset by an increasing portion of sales from businesses that require a lower investment in accounts receivable, and an ongoing effort to manage receivables at all operations. The 1996 level of accounts receivable represent a 25.2% increase over 1995, and is primarily attributable to acquisitions made during the year.

    INVENTORIES, valued primarily by the last-in, first-out (LIFO) method, were $180.3 million at year-end 1997, a 31.5% increase over 1996 year-end level of $137.1 million. Approximately one-third of this increase is due to acquisitions made during the year, while normal seasonal buildup, strong demand and backlogs at most operations explain the remaining two-thirds. The year-end 1996 inventory level increased $15.4 million over 1995 levels, or 12.7%, due primarily to acquisitions made during the year.

    CAPITAL EXPENDITURES totaled $59.5 million in 1997, a significant increase over 1996 level of $35.0 million. This increase is primarily attributable to investments in injection-molding and blow-molding equipment to meet growth opportunities in Carlisle's automotive components operation. Additionally, other significant projects in 1997 include plant and equipment to manufacture TPO roofing membranes, additional warehousing space for finished specialty tire and wheel assemblies and EPDM roofing products, increased production capacity of heavy-duty friction products, increased capacity to produce Tufflite-TM- wire and in-plant processing equipment for the food and pharmaceutical industries. In 1996, the major projects include equipment to produce a pressure-sensitive tape line for EPDM rubber roofing systems, presses and tire building machines for a specialty tire plant in Trinidad, and cable wrapping equipment for Tufflite-TM-wire.

LIQUIDITY, CAPITAL RESOURCES AND ENVIRONMENTAL

    CASH FLOWS provided by operating activities were $83.0 million in 1997, a slight decline from $86.0 million in 1996. This decline is primarily due to higher levels of inventories offsetting increases in net earnings and depreciation and amortization charges to earnings. Cash flows from operating activities were $55.7 million in 1995. Cash used in investing activities was $93.2 million; a decrease from the 1996 level of $165.4 million, resulting from lower levels of acquisitions in 1997 partially offset by the increased level of capital expenditures. In 1995, the cash used in investing activities was $100.7 million, which includes acquisition expenditures of $67.0 million. The net cash provided by financing activities in 1997 was $3.6 million, which reflects increases in debt offset by dividend payments and stock repurchases. The cash provided by financing activities of $84.5 million in 1996 was essentially due to increases in debt financing.

    Carlisle has a $125.0 million revolving credit facility available for acquisitions and general corporate purposes. In January 1997, Carlisle issued to the public $150.0 million of ten-year bonds at a rate of 7.25%. The net proceeds from these bonds were used to repay amounts outstanding under the revolving credit facility and to fund other needs throughout 1997. The Company's primary sources of liquidity and capital are cash flows from operations and borrowing capacity. Carlisle continues to maintain substantial flexibility to meet anticipated needs for liquidity and capital investment opportunities.

    Carlisle management recognizes the importance of the Company's responsibilities toward matters of environmental concern. Programs are in place to monitor and test facilities and surrounding environments and, where practical, to recycle materials. Carlisle has not incurred any material charges relating to environmental matters in 1997 or in prior years, and none are currently anticipated.

    The Company has remediation programs in place for its systems that are not currently Year 2000 compliant. The total cost of compliance is not expected to have a material impact on the Company's operations, liquidity or capital resources. However, we are unable to predict all the implications of the Year 2000 issue as it relates to our customers, suppliers and other entities.

BACKLOG AND FUTURE OUTLOOK

    BACKLOG was $281.6 million at December 31, 1997 compared to $200.8 million in 1996. This 40.2% increase in backlog reflects stronger positions at all major operations within the Company, especially in the container manufacturing operation.

    Our companies have developed consistent strategies to grow their businesses both internally and through acquisitions. In 1997, Carlisle continued to increase market shares, improve manufacturing processes and target new markets with expanded products to complement the Company's core strengths. With a record backlog, management is confident that our ongoing commitment to these proven strategies will yield favorable results in 1998.

ACCOUNTING PRONOUNCEMENT

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." This statement adopts the management approach to classifying the segments of an enterprise, which is different from the current industry approach. The provisions of this statement will be implemented with the year ending December 31, 1998.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                       CONSOLIDATED STATEMENT OF EARNINGS
                          FOR YEARS ENDED DECEMBER 31


(IN THOUSANDS EXCEPT PER SHARE DATA)
----------------------------------------------------------------------------------------------------------------------
                                                                                    1997          1996         1995
                                                                                ------------  ------------  ----------
Net sales.....................................................................  $  1,260,550  $  1,017,495  $  822,534
Cost and expenses:
  Cost of goods sold..........................................................       974,089       779,797     624,860
  Selling and administrative expenses.........................................       143,246       128,676     109,236
  Research and development expenses...........................................        15,824        11,900      12,339
                                                                                ------------  ------------  ----------
                                                                                   1,133,159       920,373     746,435
Other income (deductions):
  Investment income...........................................................         1,172           666       2,020
  Interest expense............................................................       (16,502)       (9,062)     (6,075)
  Other, net..................................................................         4,723         3,314         814
                                                                                ------------  ------------  ----------
                                                                                     (10,607)       (5,082)     (3,241)
                                                                                ------------  ------------  ----------
Earnings before income taxes..................................................       116,784        92,040      72,858
Income taxes..................................................................        46,118        36,360      28,777
Net earnings..................................................................  $     70,666  $     55,680  $   44,081
                                                                                ------------  ------------  ----------
                                                                                ------------  ------------  ----------
Average shares outstanding-basic..............................................        30,235        30,281      30,759

Basic earnings per share......................................................  $       2.34  $       1.84  $     1.43
                                                                                ------------  ------------  ----------
Average shares outstanding-diluted............................................  $     31,025        30,953      31,266

Diluted earnings per share....................................................  $       2.28  $       1.80  $     1.41
                                                                                ------------  ------------  ----------
                                                                                ------------  ------------  ----------

          See accompanying Notes to Consolidated Financial Statements.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

    (In thousands except per share data)

                                                                                ADDITIONAL                COST OF
                                                                      COMMON      PAID-IN     RETAINED   SHARES IN
                                                                       STOCK      CAPITAL     EARNINGS    TREASURY
                                                                     ---------  -----------  ----------  ----------
Balance at
  December 31, 1994................................................  $  19,665   $   7,958   $  282,919  $  (62,692)
    Net earnings...................................................     --          --           44,081      --
    Cash dividends--$0.420 per share...............................     --          --          (12,928)     --
    Exercise of stock options & other..............................     --           1,358       --           2,344
    Purchase of 496,616 treasury shares............................     --          --           --          (9,448)
                                                                     ---------  -----------  ----------  ----------
Balance at
  December 31, 1995................................................  $  19,665   $   9,316   $  314,072  $  (69,796)
    Net earnings...................................................     --          --           55,680      --
    Cash dividends -$0.465 per share...............................     --          --          (14,129)     --
    Exercise of stock options & other..............................     --           3,765       --           3,098
    Purchase of 649,966 treasury shares............................     --          --           --         (14,168)
                                                                     ---------  -----------  ----------  ----------
                                                                        19,665      13,081      355,623     (80,866)
    Two-for-one stock split........................................     19,666     (12,601)      (7,065)      --
                                                                     ---------  -----------  ----------  ----------
Balance at
  December 31, 1996................................................  $  39,331   $     480   $  348,558  $  (80,866)
    Net earnings...................................................     --          --           70,666      --
    Cash dividends--$0.525 per share...............................     --          --          (15,868)     --
    Exercise of stock options & other..............................     --           1,350       --           3,295
    Purchase of 550,980 treasury shares............................     --          --           --         (18,110)
                                                                     ---------  -----------  ----------  ----------
Balance at
  December 31, 1997................................................  $  39,331   $   1,830   $  403,356  $  (95,681)
                                                                     ---------  -----------  ----------  ----------

          See accompanying Notes to Consolidated Financial Statements.

                           CONSOLIDATED BALANCE SHEET
                                AS OF DECEMBER 31

(IN THOUSANDS EXCEPT SHARE DATA)                                                             1997         1996
                                                                                          -----------  -----------
ASSETS
Current assets
  Cash and cash equivalents.............................................................  $  1,732       $   8,312
  Receivables, less allowances of $5,180 in 1997 and $4,097 in 1996.....................   184,796         158,463
  Inventories ..........................................................................   180,331         137,092
  Deferred income taxes.................................................................    28,462          25,036
  Prepaid expenses and other............................................................    22,212          17,030
                                                                                          -----------  -----------
    Total current assets................................................................   417,533         345,933
                                                                                          -----------  -----------
Property, plant and equipment, net......................................................   294,165         264,238
                                                                                          -----------  -----------
Other assets
  Patents, goodwill and other intangibles...............................................   121,772         108,648
  Investments and advances to affiliates................................................    16,467          11,976
  Receivables and other assets..........................................................    11,279           9,854
  Deferred income taxes.................................................................      --             1,814
                                                                                          -----------  -----------
    Total other assets..................................................................   149,518         132,292
                                                                                          -----------  -----------
                                                                                          $861,216     $   742,463
                                                                                          -----------  -----------
                                                                                          -----------  -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short-term debt, including current maturities.........................................  $ 24,332      $   --
  Accounts payable......................................................................    75,936         74,338
  Accrued expenses......................................................................   125,815         96,310
                                                                                          -----------  -----------
    Total current liabilities...........................................................   226,083        170,648
                                                                                          -----------  -----------
Long-term liabilities
  Long-term debt........................................................................   209,642        191,167
  Product warranties....................................................................    73,715         71,478
  Deferred compensation and other liabilities...........................................     2,940          1,667
                                                                                          -----------  -----------
    Total long-term liabilities.........................................................   286,297        264,312
                                                                                          -----------  -----------
Shareholders' equity
  Preferred stock, $1 par value. Authorized and unissued 5,000,000 shares
  Common stock, $1 par value. Authorized 50,000,000 shares; issued 39,330,624 shares....    39,331         39,331
  Additional paid-in capital............................................................     1,830            480
  Retained earnings.....................................................................   403,356        348,558
  Cost of shares in treasury-9,171,915 shares in 1997 and 8,979,300 shares in 1996......   (95,681)       (80,866)
                                                                                          -----------  -----------
    Total shareholders' equity..........................................................   348,836        307,503
                                                                                          -----------  -----------
                                                                                          $861,216     $  742,463
                                                                                          -----------  -----------
                                                                                          -----------  -----------

          See accompanying Notes to Consolidated Financial Statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                          FOR YEARS ENDED DECEMBER 31

                                                                                  1997        1996        1995
                                                                               ----------  ----------  ----------
                                                                                         (IN THOUSANDS)
OPERATING ACTIVITIES
Net earnings.................................................................  $   70,666  $   55,680  $   44,081
Reconciliation of net earnings to cash flows:
  Depreciation...............................................................      32,477      25,320      20,331
  Amortization...............................................................       6,278       4,438       2,899
(Gain)/loss on sales of property, equipment and business.....................        (993)        216         570
  Changes in assets and liabilities, excluding effects of acquisitions and divestitures:
  Current and long-term receivables..........................................     (19,659)    (13,237)     (8,616)
  Inventories................................................................     (31,118)     (5,837)    (17,324)
  Accounts payable and accrued expenses......................................       9,245      16,667       1,928
  Prepaid, deferred and current income taxes.................................      10,887      (4,260)       (993)
  Long-term liabilities......................................................       3,279       4,939       7,429
  Other......................................................................       1,924       2,106       5,398
                                                                               ----------  ----------  ----------
Net cash provided by operating activities....................................      82,986      86,032      55,703
                                                                               ----------  ----------  ----------
Investing Activities
  Capital expenditures.......................................................     (59,531)    (34,990)    (37,467)
  Acquisitions, net of cash..................................................     (45,380)   (133,719)    (67,006)
  Sales of property, equipment and business..................................      15,815       3,489       2,794
  Other .....................................................................      (4,090)       (155)      1,014
                                                                               ----------  ----------  ----------
Net cash used in investing activities........................................     (93,186)   (165,375)   (100,665)

Financing Activities
  Proceeds from short-term debt..............................................      13,458      --          --
  Proceeds from long-term debt...............................................     150,000     124,358      --
  Reductions of long-term debt...............................................    (125,860)    (11,604)       (436)
  Dividends..................................................................     (15,868)    (14,129)    (12,928)
  Purchases of treasury shares...............................................     (18,110)    (14,168)     (9,448)
                                                                               ----------  ----------  ----------
Net cash provided by (used in) financing activities..........................       3,620      84,457     (22,812)
                                                                               ----------  ----------  ----------
Change in cash and cash equivalents .........................................      (6,580)      5,114     (67,774)
Cash and cash equivalents
  Beginning of year..........................................................       8,312       3,198      70,972
                                                                               ----------  ----------  ----------
  End of year................................................................  $    1,732  $    8,312  $    3,198
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

          See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Carlisle Companies Incorporated and Subsidiaries

SUMMARY OF ACCOUNTING POLICIES

BASIS OF CONSOLIDATION. The consolidated financial statements include the accounts of the Company and its subsidiaries. Investments in affiliates where the Company does not have majority control, none of which are significant, are accounted for under the equity method. All material intercompany transactions and accounts have been eliminated.

REVENUE RECOGNITION. The Company recognizes revenues from product sales upon shipment to the customer. The substantial majority of the Company's product sales are to customers in the United States.

USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS. Debt securities with a remaining maturity of three months or less when acquired are considered cash equivalents. Cash and cash equivalents are stated at cost, which approximates market value.

INVENTORIES. Inventories are valued at lower of cost or market. Cost for inventories is determined for a majority of the Company's inventories by the last-in, first-out (LIFO) method with the remainder determined by the first-in, first-out (FIFO) method.

PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment are stated at cost. Costs allocated to property, plant and equipment of acquired companies are based on estimated fair value at the date of acquisition. Depreciation is principally computed on the straight line basis over the estimated useful lives of the assets. Asset lives are 20 to 40 years for buildings, 5 to 15 years for machinery and equipment and 3 to 10 years for leasehold improvements.

PATENTS, GOODWILL AND OTHER INTANGIBLES. Patents and other intangibles, recorded at cost, amounted to $5.3 million and $6.9 million at December 31, 1997 and 1996, respectively (net of accumulated amortization of $14.6 million and $12.8 million, respectively), and are amortized over their remaining lives, which average five years. Goodwill, representing the excess of acquisition cost over the fair value of specifically identifiable assets acquired, was $116.5 million and $101.8 million at December 31, 1997 and 1996, respectively (net of accumulated amortization of $7.8 million and $3.6 million, respectively), and is amortized on a straight line basis over various periods not exceeding 30 years. The Company evaluates the recoverability of goodwill based on the estimated, undiscounted future cash flows attributable to the operations with which the goodwill is associated.

PRODUCT WARRANTIES. The Company offers warranties on the sales of certain of its products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management's estimate of the level of future claims.

LEASES. The Company is obligated under various noncancelable operating leases for certain facilities and equipment. Rent expense was $5.4 million, $2.6 million and $2.8 million, in 1997, 1996, and 1995, respectively.

INCOME TAXES. Deferred tax assets and liabilities are recognized for the future tax consequences of the differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. These balances are measured using enacted tax rates expected to apply to taxable income in the years in which such temporary differences are expected to be recovered or settled. If a portion or all of a deferred tax asset is not expected to be realized, a valuation allowance is recognized.

NET EARNINGS PER SHARE. In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share." SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share excludes the dilutive effects of options, warrants, and convertible securities. Diluted earnings per share gives effect to all dilutive securities that were outstanding during the period. All earnings per share amounts have been presented or restated to conform to the SFAS No. 128 requirements. The only difference between basic and diluted earnings per share of the Company is the effect of dilutive stock options.

FAIR VALUE OF FINANCIAL INSTRUMENTS. The estimated fair market values of the Company's financial instruments approximate their recorded values.

RECLASSIFICATIONS. Certain reclassifications have been made to prior years' information to conform to 1997 presentation.

INVENTORIES

The components of inventories are:

                                                                                               1997        1996
                                                                                            ----------  ----------
     In Thousands
FIFO cost (approximates current costs):
Finished goods...........................................................................   $  111,403  $   82,253
Work in process..........................................................................       23,250      17,574
Raw materials............................................................................       60,375      51,872
                                                                                            ----------  ----------
                                                                                            $  195,028  $  151,699
Excess of FIFO cost over LIFO value......................................................      (14,697)    (14,607)
                                                                                            ----------  ----------
                                                                                            $  180,331  $  137,092
                                                                                            ----------  ----------
                                                                                            ----------  ----------

PROPERTY, PLANT & EQUIPMENT

The components of property, plant and equipment are:

                                                                                               1997        1996
                                                                                            ----------  ----------
     In Thousands

Land......................................................................................  $    6,804  $    6,316
Buildings & leasehold improvements........................................................     123,432     114,384
Machinery & equipment.....................................................................     383,560     341,296
Projects in progress......................................................................      25,686      21,016
                                                                                            ----------  ----------
                                                                                               539,482     483,012
Accumulated depreciation..................................................................    (245,317)   (218,774)
                                                                                            ----------  ----------
                                                                                            $  294,165  $  264,238
                                                                                            ----------  ----------
                                                                                            ----------  ----------

BORROWINGS
Long-term debt includes:

                                                                                               1997        1996
                                                                                            ----------  ----------
     In Thousands

Short-term obligations to be refinanced...................................................  $   --      $  124,358
7.25% senior notes due 2007...............................................................     150,000      --
8.09% senior notes due 1998-2002                                                                48,000      48,000
Industrial Development and Revenue Bonds due through 2014.................................      12,460      12,505
Other, including capital lease obligations................................................      10,056       7,005
                                                                                            ----------  ----------
                                                                                            $  220,516  $  191,868
Less current maturities...................................................................     (10,874)       (701)
                                                                                            ----------  ----------
                                                                                            $  209,642  $  191,167
                                                                                            ----------  ----------
                                                                                            ----------  ----------

    On January 28, 1997, the Company issued $150 million in notes due in 2007 at an interest rate of 7.25%. The net proceeds were used to repay all amounts outstanding under the Company's revolving credit facility, to repay other short-term indebtedness, and for general corporate purposes.

    In 1997, the Company amended its revolving credit facility with various banks to reduce the amount from $150 million to $125 million. As of December 31, 1997, $123 million was available under this facility. The Company has available unsecured lines of credit from banks of $20 million, of which $18.5 million was available as of December 31, 1997.

    At December 31, 1997, letters of credit amounting to $19.5 million were outstanding, primarily to provide security under insurance arrangements and certain borrowings.

    The weighted average interest rates on the revenue bonds for 1997 and 1996 were 4.2% and 3.5%, respectively.

    The debt facilities contain various restrictive covenants and limitations, all of which were complied with in 1997 and 1996. The industrial development and revenue bonds are collateralized by the facilities and equipment acquired through the proceeds of the related bond issuances.

    Cash payments for interest were $12.3 million in 1997, $6.9 million in 1996, and $5.9 million in 1995.

    The aggregate amount of long-term debt maturing in each of the next five years is approximately $10.9 million in 1998, $11.4 million in 1999 through 2001, and $10.4 million in 2002.

ACQUISITIONS

    In each of the last three years, the Company has completed various acquisitions, all of which have been accounted for as purchases. Results of operations for these acquisitions, which have been included in the consolidated financial statements since their respective acquisition dates, did not have a material effect on consolidated operating results of the Company in the years of acquisition.

SHAREHOLDERS' EQUITY

    On October 4, 1996, the Company's Board of Directors authorized a two-for-one stock split which was completed on January 15, 1997, to shareholders of record on January 2, 1997. The split resulted in the issuance of 19,665,312 new shares of common stock including 4,489,650 shares issued as treasury shares. In addition, authorized shares were increased from 25,000,000 to 50,000,000. All references in the financial statements to average number of shares outstanding and related prices, per share amounts, and stock option plan data have been restated to reflect the split.

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

    At December 31, 1997, 24,885 nonvested shares were outstanding and 2,190,266 shares were available for issuance under the Company's restricted stock plan.

    The activity under the stock option plan is as follows:

                                                                                                          WEIGHTED
                                                                                                           AVERAGE
                                                                                              NUMBER      EXERCISE
                                                                                             OF SHARES      PRICE
                                                                                            -----------  -----------
Outstanding at December 31, 1994..........................................................    1,253,272   $   11.60
Options granted...........................................................................      442,000       17.87
Options exercised.........................................................................     (211,476)       9.49
Options surrendered.......................................................................       (4,798)      12.32
                                                                                            -----------
Outstanding at December 31, 1995..........................................................    1,478,998   $   13.77
Options granted...........................................................................      396,000       20.73
Options exercised.........................................................................     (175,892)      10.05
Options surrendered.......................................................................       (2,276)      12.32
                                                                                            -----------
Outstanding at December 31, 1996..........................................................    1,696,830       15.77
Options granted...........................................................................      214,000       29.50
Options exercised.........................................................................     (340,584)      11.71
                                                                                            -----------
Outstanding at December 31, 1997..........................................................    1,570,246       18.52

Available for grant at December 31, 1997..................................................       74,182
                                                                                            -----------
                                                                                            -----------

The following tables summarize information about stock options outstanding as of December 31, 1997:


Options Outstanding:

   RANGE OF
   EXERCISE             NUMBER               WEIGHTED AVERAGE           WEIGHTED AVERAGE
    PRICES           OUTSTANDING              REMAINING YRS.             EXERCISE PRICE
--------------       -----------            -------------------         -----------------
$    8.07-9.78         175,732                         4.5                  $    9.01
   12.32-17.25         367,182                         6.6                      15.07
   17.32-19.63         392,000                         8.0                      17.63
   19.88-29.50         635,332                         9.3                      23.69
                    -----------
                     1,570,246
                    -----------



Options Exercisable:

   RANGE OF
   EXERCISE            NUMBER            WEIGHTED AVERAGE
    PRICES           EXERCISABLE          EXERCISE PRICE
--------------       -----------         -----------------
$    8.07-9.78          175,732             $    9.01
   12.32-17.25          367,182                 15.07
   17.32-19.63          392,000                 17.63
   19.88-29.50          362,221                 22.47
                     ----------
                      1,297,135
                     ----------


    At December 31, 1996, 1,285,497 options were exercisable at a weighted average price of $14.52.

    In accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company applies APB Opinion 25 and related interpretations in accounting for its stock compensation plans and, accordingly, does not recognize compensation cost for its stock option plan. Compensation cost was estimated using the Black-Scholes model with the following assumptions: dividend yield of 1.75 percent;

a life of 7 years; volatility of 24 percent; and risk-free interest rate of 6 percent. The weighted-average fair value of those stock options granted in 1997, 1996, and 1995 was $9.61, $6.75, and $5.82, respectively. If the
Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, the pro forma effect on net earnings and earnings per share, in 1997 ,1996 and 1995, would have been approximately $1.5 million or $.05 per share, $1.1 million or $.03 per share and $0.5 million or $.02 per share, respectively. Pursuant to the transition provisions of SFAS No. 123, the pro forma effect includes only the vested portion of options granted during and after 1995. Options vest over a three year period.

RETIREMENT PLANS

    The Company maintains defined benefit retirement plans for the majority of its employees. Benefits are based primarily on years of service and earnings of the employee. Plan assets consist primarily of publicly-listed common stocks and corporate bonds.

Pension expense includes:

                                                                                   1997        1996        1995
                                                                                ----------  ----------  ----------
            In Thousands

Service cost..................................................................  $    4,366  $    3,374  $    2,335
Interest cost on projected benefit obligation.................................       6,734       6,122       5,682
Actual return on plan assets..................................................     (17,976)     (6,440)     (5,982)
Net amortization and deferral.................................................      10,496         (80)        (38)
                                                                                ----------  ----------  ----------
Total pension expense.........................................................  $    3,620  $    2,976  $    1,997
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

The funded status of the plans at December 31 was:

                                                                                               1997        1996
                                                                                            ----------  ----------
                     In Thousands
Actuarial present value of accumulated benefit obligation
Vested....................................................................................  $   80,936  $   72,709
Non-vested................................................................................       6,362       1,435
                                                                                            ----------  ----------
                                                                                            $   87,298  $   74,144
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Plan assets at fair value.................................................................  $  104,015  $   90,737
Projected benefit obligation..............................................................     (99,551)    (86,135)
                                                                                            ----------  ----------
Plan assets in excess of projected benefit obligation.....................................       4,464       4,602
Unamortized transition asset..............................................................      (3,589)     (4,285)
Unrecognized prior service costs..........................................................      (3,889)      3,031
Unrecognized net gains....................................................................      (9,078)    (11,695)
                                                                                            ----------  ----------
Accrued pension expense ..................................................................  $  (12,092) $   (8,347)
                                                                                            ----------  ----------
                                                                                            ----------  ----------


    The projected benefit obligation was determined using an assumed discount rate of 7.25% in 1997 and 7.75% in 1996 and 1995. The assumed rate of compensation increase was 4% in 1997 and 4.5% in 1996 and 1995; and the expected rate of return on plan assets was 8.75% in 1997, 1996, and 1995.

    Additionally, the Company maintains a retirement savings plan covering substantially all employees other than those employees under collective bargaining agreements. Plan expense was $4.7 million, $3.2 million, and $2.7 million, in 1997, 1996, and 1995, respectively.

    The Company also has a limited number of unfunded post-retirement benefit programs for which the expense, inclusive of the components of service costs, interest costs and the amortization of the unrecognized transition obligation, was approximately $0.4 million in 1997 and $0.6 million in 1996 and 1995. The present value of the Company's obligation under these plans is not significant.

INCOME TAXES

    The provision for income taxes was as follows:

                                                                                     1997       1996       1995
                                                                                   ---------  ---------  ---------
     In Thousands

Currently payable
  Federal........................................................................  $  39,262  $  27,954  $  24,828
  State, local and other.........................................................      8,242      9,788      7,742
                                                                                   ---------  ---------  ---------
                                                                                   $  47,504  $  37,742  $  32,570

Deferred (benefit)
  Federal........................................................................  $  (1,363) $  (1,238) $  (3,563)
  State, local and other.........................................................        (23)      (144)      (230)
                                                                                   ---------  ---------  ---------
                                                                                   $  (1,386) $  (1,382) $  (3,793)
                                                                                   ---------  ---------  ---------
Total Provision..................................................................  $  46,118  $  36,360  $  28,777
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------


    Deferred tax assets (liabilities) are comprised of the following at December 31:

                                                                                               1997        1996
                                                                                            ----------  ----------
     In Thousands

Product warranty..........................................................................  $   35,346  $   34,232
Inventory reserves........................................................................       3,197       2,703
Doubtful receivables......................................................................       1,719       2,423
Employee benefits.........................................................................      12,114       7,206
Other, net................................................................................      12,088       9,699
                                                                                            ----------  ----------
Deferred assets...........................................................................  $   64,464  $   56,263
                                                                                            ----------  ----------
Depreciation..............................................................................  $  (37,394) $  (29,037)
Other, net................................................................................      (1,606)       (376)
                                                                                            ----------  ----------
Deferred liabilities......................................................................     (39,000)    (29,413)
                                                                                            ----------  ----------
Net deferred tax assets...................................................................  $   25,464  $   26,850
                                                                                            ----------  ----------
                                                                                            ----------  ----------

    No valuation allowance is required for the deferred tax assets based on the Company's past tax payments and estimated future taxable income.

    A reconciliation of taxes computed at the statutory rate with the tax provision is as follows:

                                                                                     1997       1996       1995
                                                                                   ---------  ---------  ---------
In Thousands

Federal income taxes at statutory rate...........................................  $  40,875  $  32,214  $  25,500
State income taxes, net of federal income tax benefit............................      3,842      2,912      2,706
Other, net.......................................................................      1,401      1,234        571
                                                                                   ---------  ---------  ---------
                                                                                   $  46,118  $  36,360  $  28,777

Effective income tax rate........................................................       39.5%      39.5%      39.5%


    Cash payments for income taxes were $30.7 million, $40.5 million, and $28.7 million in 1997, 1996, and 1995, respectively.

SEGMENT INFORMATION

    The Company's operations are classified into the following business segments:

CONSTRUCTION MATERIALS--the principal products of this segment are rubber, plastic and fleece back sheeting used predominantly on non-residential flat roofs and related roofing accessories, including flashings, fasteners, sealing tapes, coatings and waterproofings. The markets served include new construction, re-roofing and maintenance of low slope roofs, water containment, HVAC sealants, and coatings and waterproofings.

TRANSPORTATION PRODUCTS--the principal products of this segment are heavy duty friction and braking systems for truck and off-highway equipment, rubber and plastic automotive components, high grade aerospace wire and specialty electronic cable, specialty trailers, self-contained ISO 40-foot perishable cargo shipping containers, standard and custom-built high payload trailers and dump bodies. Customers include truck OEMs, shipping lines, heavy equipment and truck dealers and aftermarket distributors, commercial haulers, automotive OEMs and systems suppliers, and dairy product distributors.

GENERAL INDUSTRY--the principal products of this segment include small bias-ply rubber tires, stamped and roll-formed wheels, commercial and institutional plastic foodservice permanentware and catering equipment, fiber glass and composite material trays and dishes, ceramic tableware, specialty rubber and plastic cleaning brushes and stainless steel processing equipment and their related process control systems. Customers include golf car manufacturers, power equipment manufacturers, boat and utility trailer manufacturers, food service distributors and dealers, and dairy and pharmaceutical processors.

CORPORATE--includes general corporate and idle property expenses. Corporate assets consist primarily of cash and cash equivalents, facilities, and other invested assets.

    Financial information for operations by reportable business segment is included in the following summary:

In Thousands

                                                                    EARNINGS
                                                                     BEFORE                 DEPREC.
                                                                     INCOME                    &        CAPITAL
                                                        SALES        TAXES       ASSETS      AMORT.     SPENDING
                                                     ------------  ----------  ----------  ----------  ----------
1997
Construction Materials.............................  $    322,228  $   49,398  $  177,270  $    6,401  $    8,109
Transportation Products............................       521,181      45,101     338,770      16,738      24,856
General Industry...................................       417,141      50,912     320,205      14,723      26,357
Interest, net......................................       --          (15,337)     --          --          --
Corporate..........................................       --          (13,290)     24,971         893         209
                                                     ------------  ----------  ----------  ----------  ----------
                                                     $  1,260,550  $  116,784  $  861,216  $   38,755  $   59,531
                                                     ------------  ----------  ----------  ----------  ----------
                                                     ------------  ----------  ----------  ----------  ----------
1996
Construction Materials.............................  $    325,165  $   43,582  $  183,836  $    6,220  $    6,580
Transportation Products............................       371,517      27,495     309,125      11,637      16,960
General Industry...................................       320,813      40,260     225,282      11,201      11,360
Interest, net......................................       --           (8,396)     --          --          --
Corporate..........................................       --          (10,901)     24,220         700          90
                                                     ------------  ----------  ----------  ----------  ----------
                                                     $  1,017,495  $   92,040  $  742,463  $   29,758  $   34,990
                                                     ------------  ----------  ----------  ----------  ----------
                                                     ------------  ----------  ----------  ----------  ----------
1995
Construction Materials.............................  $    308,327  $   36,676  $  169,476  $    5,810  $    9,622
Transportation Products............................       278,867      20,241     210,700       9,617      14,175
General Industry...................................       235,340      29,627     143,606       7,076      13,404
Interest, net......................................       --           (4,055)     --          --          --
Corporate..........................................       --           (9,631)     18,641         727         266
                                                     ------------  ----------  ----------  ----------  ----------
                                                     $    822,534  $   72,858  $  542,423  $   23,230  $   37,467
                                                     ------------  ----------  ----------  ----------  ----------
                                                     ------------  ----------  ----------  ----------  ----------

QUARTERLY FINANCIAL DATA
(In thousands except per share
data) (unaudited)

                                                        FIRST        SECOND      THIRD     FOURTH        YEAR
                                                     ------------  ----------  ---------  ---------  ------------
1997
Net sales..........................................  $    287,819     337,372    315,707    319,652  $  1,260,550
Gross margin.......................................  $     63,592      76,712     75,089     71,068  $    286,461
Operating expenses.................................  $     38,319      38,925     40,273     41,553  $    159,070
Net earnings.......................................  $     13,421      20,980     19,518     16,747  $     70,666
Basic earnings per share(1)........................  $       0.44        0.69       0.65       0.56  $       2.34
Diluted earnings per share(1)......................  $       0.43        0.68       0.63       0.54  $       2.28
Dividends per share................................  $     0.1225      0.1225     0.1400     0.1400  $     0.5250
Stock price:
  High.............................................  $     35 5/8          37     46 7/8     46 3/4
  Low..............................................  $     29 1/4          27     34 3/4     39 5/8
1996
Net sales..........................................  $    225,121     262,315    252,603    277,456  $  1,017,495
Gross margin.......................................  $     52,371      64,484     62,638     58,205  $    237,698
Operating expenses.................................  $     33,733      35,273     35,551     36,019  $    140,576
Net earnings.......................................  $     10,639      16,441     15,461     13,139  $     55,680
Basic earnings per share(1)........................  $       0.35        0.54       0.51       0.43  $       1.84
Diluted earnings per share(1)                        $       0.35        0.53       0.50       0.42  $       1.80
Dividends per share................................  $     0.1100      0.1100     0.1225     0.1225        0.4650
Stock price:
  High.............................................  $    22 9/16     28 3/16    28 1/16     30 1/2
  Low..............................................  $    19 1/16      21 5/8     24 1/4     26 7/8


(1) The 1996 and first three quarters of 1997 earnings per share amounts have been restated to comply with Statement of Financial Accounting Standards No. 128, "Earnings Per Share."

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Carlisle Companies Incorporated:

    We have audited the accompanying consolidated balance sheets of Carlisle Companies Incorporated (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Carlisle Companies Incorporated and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          Arthur Andersen LLP

                                          /s/ Arthur Andersen LLP

New York, New York
January 26, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The following table sets forth certain information relating to each executive officer of the Company as of December 31, 1997, as furnished to the Company by the executive officers. Except as otherwise indicated each executive officer has had the same principal occupation or employment during the past five years.

NAME                                            AGE                POSITIONS WITH COMPANY             PERIOD OF SERVICE
------------------------------------------      ---      ------------------------------------------  -------------------
Stephen P. Munn                                  55      Chief Executive Officer since September,    September, 1988 to
                                                         1988, and Chairman of the Board since       date
                                                         January, 1994, and President from
                                                         September, 1988 to February, 1995.

Dennis J. Hall                                   56      President, since February, 1995, and        August, 1989 to
                                                         Executive Vice President, Treasurer and     date
                                                         Chief Financial Officer, from August, 1989
                                                         to February, 1995.

Scott C. Selbach                                 42      Vice President, Corporate Development       July, 1989 to date
                                                         since August 1997. Formerly President,
                                                         Europe from August, 1995 to August, 1997
                                                         and Vice President, Secretary and General
                                                         Counsel from July, 1989 to August, 1995.
Robert J. Ryan, Jr.                              53      Vice President, Treasurer and Chief         January, 1996 to
                                                         Financial Officer. Formerly President of    date
                                                         Disciplined Capital Management, Syracuse,
                                                         NY.

Steven J. Ford                                   38      Vice President, Secretary and General       July, 1995 to date
                                                         Counsel, since July, 1995. Formerly an
                                                         associate with Bond, Schoeneck & King,
                                                         Syracuse, NY.

    The officers have been elected to serve at the pleasure of the Board of Directors of the Company. There are no family relationships between any of the above officers, and there is no arrangement or understanding between any officer and any other person pursuant to which he was selected an officer.

    Information required by Item 10 with respect to directors of the Company is incorporated by reference to the Company's definitive proxy statement filed with the Securities and Exchange Commission on March 9, 1998.

ITEM 11. EXECUTIVE COMPENSATION.

    Information required by Item 11 is incorporated by reference to the Company's definitive proxy statement filed with the Securities and Exchange Commission on March 9, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

    Information required by Item 12 is incorporated by reference to the Company's definitive proxy statement filed with the Securities and Exchange Commission on March 9, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Not applicable.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K.

Financial statements required by Item 8 are as follows:

    Consolidated Statement of Earnings, years ended December 31, 1997, 1996 and
         1995

    Consolidated Statement of Shareholders' Equity, years ended December 31,
         1997, 1996 and 1995

    Consolidated Balance Sheet, December 31, 1997 and 1996

    Consolidated Statement of Cash Flows, years ended December 31, 1997, 1996 and 1995

    Notes to Consolidated Financial Statements

    Financial statement supplementary notes applicable to the filing of this report are as follows:

                                                                                                                       PAGE
                                                                                                                       -----

       1.  Other current liabilities                                                                                     35

    All other schedules are omitted because the required information is inapplicable or the information is presented in the financial statements or related notes.

    Exhibits applicable to the filing of this report are as follows:

(3)        By-laws of the Company.*

(3.1)      Restated Certificate of Incorporation as amended April 22, 1991.****

(3.2)      Certificate of Amendment of the Restated Certificate of Incorporation dated December
           20, 1996.******

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

(12)       Ratio of Earnings to Fixed Charges.

(21)       Subsidiaries of the Registrant.

(23)       Consent of Independent Public Accountants.

(27)       Financial Data Schedule as of December 31, 1996 and for the twelve months ended
           December 31 1996.

------------------------

     *Filed as an Exhibit to the Company's annual report on Form 10-K for the year ended December 31, 1988 and incorporated herein by reference.

    **Filed with the Company's definitive proxy statement dated March 9, 1994 and incorporated herein by reference.

   ***Filed as an Exhibit to the Company's annual report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.

  ****Filed as an Exhibit to the Company's annual report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference.

 *****Filed as an Exhibit to Form 8-A/A filed on August 9, 1996 and incorporated herein by reference.

******Filed as an Exhibit to the Company's annual report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

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


/s/ Stephen P. Munn                            /s/ Peter F. Krogh

Stephen P. Munn, Chairman, Chief Executive     Peter F. Krogh, Director
Officer and a Director
(Principal Executive Officer)                  /s/ Donald G. Calder

/s/ Robert J. Ryan, Jr.                        Donald G. Calder, Director

Robert J. Ryan, Jr., Vice President,           /s/ Paul J. Choquette, Jr.
Treasurer and Chief Financial Officer
(Principal Financial Officer and               Paul J. Choquette, Jr. Director
 Principal Accounting Officer)

                                               /s/ Henry J. Forrest

                                               Henry J. Forrest, Director

March 9, 1998

                CARLISLE COMPANIES INCORPORATED AND SUBSIDIARIES
          SUPPLEMENTARY NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1997

Note 1. Other Current Liabilities-- Other current liabilities at December 31 consist of the following:

                                                                                                    (000'S)
                                                                                             ---------------------

                                                                                                1997       1996
                                                                                             ----------  ---------

Employee compensation and benefits                                                           $   32,268  $  25,304

Product warranties                                                                               29,710     28,371

Insurance                                                                                        12,250      9,888

Other accrued expenses                                                                           51,587     32,747
                                                                                             ----------  ---------

                                                                                             $  125,815  $  96,310
                                                                                             ----------  ---------
                                                                                             ----------  ---------

                         CARLISLE COMPANIES INCORPORATED
                          COMMMISSION FILE NUMBER 1-9278
                                  FORM 10-K
                    FOR FISCAL YEAR ENDED DECEMBER 31, 1997

                                  EXHIBIT LIST

(12)       Ratio of Earnings to Fixed Charges

(21)       Subsidiaries of the Registrant

(23)       Consent of Independent Public Accountants

(27)       Financial Data Schedule as of December 31, 1997 and for the twelve months ended
           December 31, 1997