Form 10-K/A
period 1997-12-31
CARLISLE COMPANIES INC
filed 1998-03-13
CIK 790051

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

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

Pension expense includes:

                                                                                   1997        1996        1995
                                                                                ----------  ----------  ----------
            In Thousands

Service cost..................................................................  $    4,366  $    3,374  $    2,335
Interest cost on projected benefit obligation.................................       6,734       6,122       5,682
Actual return on plan assets..................................................     (17,976)    (12,376)    (16,338)
Net amortization and deferral.................................................      10,496       5,856      10,318
                                                                                ----------  ----------  ----------
Total pension expense.........................................................  $    3,620  $    2,976  $    1,997
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

The funded status of the plans at December 31 was:

                                                                                               1997        1996
                                                                                            ----------  ----------
                     In Thousands
Actuarial present value of accumulated benefit obligation
Vested....................................................................................  $   80,936  $   72,709
Non-vested................................................................................       6,362       1,435
                                                                                            ----------  ----------
                                                                                            $   87,298  $   74,144
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Plan assets at fair value.................................................................  $  104,015  $   90,737
Projected benefit obligation..............................................................     (99,551)    (86,135)
                                                                                            ----------  ----------
Plan assets in excess of projected benefit obligation.....................................       4,464       4,602
Unamortized transition asset..............................................................      (3,589)     (4,285)
Unrecognized prior service costs..........................................................      (3,889)      3,031
Unrecognized net gains....................................................................      (9,078)    (11,695)
                                                                                            ----------  ----------
Accrued pension expense ..................................................................  $  (12,092) $   (8,347)
                                                                                            ----------  ----------
                                                                                            ----------  ----------


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