Form 10-Q
period 1998-03-31
CARLISLE COMPANIES INC
filed 1998-05-06
CIK 790051

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

                     QUARTERLY REPORT PURSUANT TO SECTION 13

|X|              OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          March 31, 1998
                               -------------------------------------------------

                                       OR

                    TRANSITION REPORT PURSUANT TO SECTION 13
|_|              OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

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

Yes |X|   No |_|

Shares of common stock outstanding at May 1, 1998      30,181,489
                                                       ----------

                          PART I. FINANCIAL INFORMATION

                CARLISLE COMPANIES INCORPORATED AND SUBSIDIARIES
                  Condensed Consolidated Statements of Earnings
             Three Months ended March 31, 1998 and 1997 (Dollars in
                      thousands, except per share amounts)
                                   (unaudited)

                                                     1998             1997
                                                     ----             ----

Net Sales                                        $ 363,090         $ 287,819

Cost and expenses:
  Cost of goods sold                               284,535           224,227
  Selling and administrative                        40,107            34,464
  Research and development                           3,886             3,855
                                                 ---------         ---------
                                                   328,528           262,546

Operating profit                                    34,562            25,273
Other income (deductions):
  Investment income                                    458               245
  Interest expense                                  (5,029)           (3,981)
  Other, net                                         1,380               687
                                                 ---------         ---------
                                                    (3,191)           (3,049)
                                                 ---------         ---------
Earnings before income taxes                        31,371            22,224
Income taxes                                        12,392             8,803
                                                 ---------         ---------
Net earnings                                     $  18,979         $  13,421
                                                 =========         =========
Average shares outstanding - basic                  30,176            30,364
Basic earnings per share                         $     .63         $     .44
                                                 =========         =========
Average shares outstanding - diluted                30,735            31,129

Diluted earnings per share                       $     .62         $     .43
                                                 =========         =========

Dividends declared and
  paid per share                                 $   .1400         $   .1225
                                                 =========         =========


See accompanying notes to interim financial statements.

                CARLISLE COMPANIES INCORPORATED AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                      March 31, 1998 and December 31, 1997
                  (Dollars in thousands, except share amounts)

                                                   March 31,         Dec. 31,
                                                    1998              1997
                                                    ----              ----
                                                 (unaudited)
ASSETS

Current assets
 Cash and cash equivalents                       $   9,709         $   1,732
 Receivables, less allowances of $5,143 in
  1998 and $5,180 in 1997                          219,260           184,796
 Inventories                                       189,115           180,331
 Deferred income taxes                              28,520            28,462
 Prepaid expenses and other                         23,617            22,212
                                                 ---------         ---------
  Total current assets                             470,221           417,533
                                                 ---------         ---------

Property, plant and equipment                      569,436           539,482
 Less accumulated depreciation                     253,887           245,317
                                                 ---------         ---------
  Net property, plant and equipment                315,549           294,165
                                                 ---------         ---------

Other assets
 Patents and other intangibles                     129,356           121,772
 Investments and advances to affiliates             22,077            16,467
 Receivables and other assets                       20,233            11,279
                                                 ---------         ---------
  Total other assets                               171,666           149,518
                                                 ---------         ---------
                                                 $ 957,436         $ 861,216
                                                 =========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
 Short-term debt, including current maturities   $  92,421         $  24,332
 Accounts payable                                  101,961            75,936
 Accrued expenses                                  123,190           125,815
                                                 ---------         ---------
  Total current liabilities                        317,572           226,083
                                                 ---------         ---------

Long-term liabilities
 Long-term debt                                    199,700           209,642
 Product warranties                                 75,568            73,715
 Deferred compensation and other liabilities         1,625             2,940
                                                 ---------         ---------
  Total long-term liabilities                      276,893           286,297
                                                 ---------         ---------

Stockholders' equity:
 Common stock, $1 par value.  Authorized
 50,000,000 shares; issued 39,330,624 shares        39,331            39,331
 Additional paid-in capital                          2,832             1,830
 Retained earnings                                 418,111           403,356
 Cost of shares in treasury (1998 - 9,148,167
  shares; 1997 - 9,171,915 shares)                 (97,303)          (95,681)
                                                 ---------         ---------
  Total stockholders' equity                       362,971           348,836
                                                 ---------         ---------
                                                 $ 957,436         $ 861,216
                                                 =========         =========

See accompanying notes to interim financial statements.

                CARLISLE COMPANIES INCORPORATED AND SUBSIDIARIES
                 Condensed Statements of Consolidated Cash Flows
                   Three Months ended March 31, 1998 and 1997
                             (Dollars in thousands)
                                   (unaudited)

                                                     1998              1997
                                                     ----              ----

Operating Activities
 Net earnings                                    $  18,979         $  13,421
 Reconciliation of net earnings to cash flows:
  Depreciation                                       9,967             8,336
  Amortization                                       1,899             1,540
  Changes in assets and liabilities, excluding
   effects of acquisitions and divestitures:
    Current & long-term receivables                (42,280)          (19,542)
    Inventories                                     (6,884)          (14,062)
    Accounts payable & accrued expenses             18,173               927
    Prepaid, deferred & current income taxes         3,184             7,660
    Long-term liabilities                           (1,530)             (775)
    Other                                              254             2,622
                                                 ---------         ---------
Net cash provided by operating activities            1,762               127
                                                 ---------         ---------

Investing Activities
 Capital expenditures                              (29,087)          (10,255)
 Acquisitions, net of cash                         (17,240)           (2,104)
 Sales of property, equipment & business             3,763             5,556
 Other                                              (2,747)             --
                                                 ---------         ---------
Net cash used in investing activities              (45,311)           (6,803)
                                                 ---------         ---------

Financing Activities
 Proceeds from short-term borrowings                68,178              --
 Proceeds from long-term debt                         --             150,006
 Reductions of long-term debt                      (10,031)         (124,711)
 Dividends                                          (4,225)           (3,721)
 Purchases of treasury shares                       (2,396)          (10,260)
                                                 ---------         ---------
Net cash provided by financing activities           51,526            11,314
                                                 ---------         ---------

Change in cash and cash equivalents                  7,977             4,638

Cash and cash equivalents
 Beginning of period                                 1,732             8,312
                                                 ---------         ---------
 End of period                                   $   9,709         $  12,950
                                                 =========         =========

See accompanying notes to interim financial statements.

              Notes to Condensed Consolidated Financial Statements
                   Three Months Ended March 31, 1998 and 1997

(1) The accompanying unaudited condensed consolidated financial statements include the accounts of Carlisle Companies Incorporated and its wholly-owned subsidiaries (together, the "Company"). Intercompany transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with Article 10-01 of Regulation S-X of the Securities and Exchange Commission and, as such, do not include all information required by generally accepted accounting principles. However, in the opinion of the Company, these financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial statements for the interim period presented herein. Results of operations for the three-month period ended March 31, 1998 are not necessarily indicative of the operating results for the full year.

      While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's 1997 Annual Report to Stockholders.

(2)   The components of inventories are as follows:

                                                March 31,         Dec. 31,
                                                  1998              1997
                                                  ----              ----
                                                          (000)'s
      First-in, first-out (FIFO) costs:
        Finished goods                         $ 115,688         $ 111,403
        Work in process                           22,809            23,250
        Raw materials                             65,459            60,375
                                               ---------         ---------
                                               $ 203,956         $ 195,028

      Excess of FIFO cost over Last-in,
        First-out (LIFO) inventory value         (14,841)          (14,697)
                                               ---------         ---------
      LIFO inventory value                     $ 189,115         $ 180,331
                                               =========         =========

(3) Diluted earnings per share of common stock are based on the weighted average number of shares outstanding of 30,734,571 for the three months ended March 31, 1998 assuming the exercise of dilutive stock options.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Carlisle Companies achieved record first quarter sales of $363.1 million and net earnings of $19.0 million or $.62 a share (diluted). First quarter sales increased 26% over 1997 sales of $287.8 million. Earnings rose 42% over 1997 first quarter earnings of $13.4 million or $.43 a share (diluted). Record first quarter performance was spurred by the strong segment sales and earnings growth for all our segments.

Construction segment sales of $70.3 million rose 24% over 1997 levels of $56.6 million. Segment earnings for the quarter improved 37% to $8.1 million compared to 1997 earnings of $5.9 million. The mild winter weather experienced in the Northeastern and Midwestern United States enabled construction projects to continue with few interruptions, thus sustaining demand for roofing products during the generally slow first quarter. While we are generally pleased with these first quarter results, some of the unusually good first quarter results can be explained by sales that would ordinarily occur throughout the year under more normal weather conditions.

Transportation Products segment sales of $154.8 million reflected a 25% increase over 1997 while first quarter segment earnings of $15.3 million outpaced 1997 earnings by 50%. Significant improvements in the operating performance of the Company's container manufacturing operation coupled with continued positive results of the container leasing joint venture were the primary contributors to the jump in this segment's 1998 first quarter earnings. Sales and earnings of the Company's wire operations continue to benefit from the strong aerospace and data communications markets. In March 1998, the Company completed the acquisition of Vermont Electromagnetics Corporation, a manufacturer of specialty coaxial cable assemblies and connectors serving the computer, medical electronics and telecommunications markets. The specialized trailer operations continue to report favorable sales and earnings resulting from expanded market share and the introduction of several new products. Improved sales and earnings at the Company's heavy-duty friction and industrial friction operations reflect favorable product mix. The Company's engineered products operations continue to show improved sales and earnings through the on-going integration of the Johnson Controls assets purchased in October 1996. The Company also completed the establishment of a joint venture with Lander Plastics, Ltd. in March 1998, which will expand its capabilities to manufacture and supply components to automotive customers in the United Kingdom and other European countries.

General Industry segment sales rose 28% to $138.0 million for the first quarter from $107.6 million in 1997. Earnings for the first quarter increased 17% to $15.8 million over 1997 earnings of $13.5 million. The integration of the Company's 1997 specialty tire and wheel acquisitions, coupled with favorable manufacturing performances contributed significantly to this segment's sales and earnings increase. Foodservice sales improved over 1997 levels reflecting favorable customer response and market share gains, but this unit continues to face margin pressures. This segment's first quarter results also benefited from the expansion of the Company's brush manufacturing operations. The Company's stainless steel processing equipment operations also contributed to the favorable first quarter sales results.

Gross margins were 21.6% of sales during the first three months of 1998 compared to 22.1% for the same period in 1997. This decrease reflects the continued change in sales mix across all segments.

Selling and administrative expenses as a percentage of sales declined to 11% in the first three months of 1998 from 12% in the same period of 1997. This decline reflects the Company's continued commitment to control costs throughout all operations.

Interest expense increased to $5.0 million for the first quarter of 1998 compared to $4.0 million for the same period of 1997, reflecting the increased level of debt. The increase in borrowings was used to finance acquisitions and capital expenditures.

Capital expenditures totaled $29.1 million for the first quarter of 1998 compared to $10.3 million for the first quarter of 1997. This increase is attributable to investments in injection-molding and blow-molding equipment in the automotive components operations, the purchase of facilities for the specialty wheel operations and the purchase of warehousing space for finished specialty tire and wheel assemblies and EPDM roofing materials. Other significant projects in the first quarter of 1998 included plant and equipment to manufacture TPO roofing membranes, as well as warehousing and distribution systems for the foodservice operations.

Working Capital was $152.6 million at March 31, 1998 compared to $191.5 million at December 31, 1997 and $203.3 at March 31, 1997. Excluding short-term borrowings, working capital for the quarter increased $29.2 million. The increase in receivables, inventory and current liabilities reflects increased sales levels partially offset by improved working capital management.

We are enthusiastic about our record first quarter but remain realistic that this quarter's results were exceptional. The impact of favorable weather conditions and significant improvements over first quarter 1997 at our container manufacturing operations have resulted in a very good start to 1998, which should enable us to meet our goals for 1998.

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

                           PART II. OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

(a)   Exhibits applicable to the filing of this report are as follows:

      (12)  Ratio of Earnings to Fixed Charges.

      (27) Financial Data Schedule as of March 31, 1998 and for the three months ended March 31, 1998.

(b)   Report on Form 8-K:

      No reports on Form 8-K were filed during the quarter for which this report on Form 10-Q is filed.

                                    SIGNATURE

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Carlisle Companies Incorporated


Date      May 4, 1998                        By    /s/Robert J. Ryan, Jr.
     --------------------                        ------------------------
                                                 Robert J. Ryan, Jr.
                                                 Vice President, Treasurer
                                                 and Chief Financial Officer