Form 10-Q
period 1998-06-30
CARLISLE COMPANIES INC
filed 1998-08-11
CIK 790051

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
(Mark One)
               QUARTERLY REPORT PURSUANT TO SECTION 13
  [X]      OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 June 30, 1998


                                       OR

                    TRANSITION REPORT PURSUANT TO SECTION 13
   [ ]        OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number                   1-9278

                         CARLISLE COMPANIES INCORPORATED
             (Exact name of registrant as specified in its charter)


         Delaware                             31-1168055
(State or other jurisdiction of            (I.R.S. employer
 incorporation or organization)            identification no.)


 250 South Clinton Street, Suite 201, Syracuse, New York 13202
(Address of principal executive offices)              (Zip code)

                                  315-474-2500
              (Registrant's telephone number, including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

Shares of common stock outstanding at August 1, 1998 30,181,351
                                                     -----------

                          PART I. FINANCIAL INFORMATION

                CARLISLE COMPANIES INCORPORATED AND SUBSIDIARIES
                  Condensed Consolidated Statement of Earnings
            Three Months and Six Months ended June 30, 1998 and 1997
                 (Dollars in thousands except per share amounts)


                                                         Three Months Ended                      Six Months Ended
                                                     June 30,           June 30,            June 30,          June 30,
                                                  ------------------------------          -----------------------------
                                                      1998               1997                1998              1997
                                                  ---------            ---------          ---------           ---------
Net Sales                                          $395,580             $337,372           $758,670           $625,191

Cost and expenses:
  Cost of goods sold                                307,217              260,660            591,752            484,887
  Selling and administrative                         40,451               35,016             80,558             69,480
  Research and development                            4,193                3,909              8,078              7,764
                                                     ------              -------            -------            -------
                                                    351,861              299,585            680,388            562,131
Operating profit                                     43,719               37,787             78,282             63,060

Other income (deductions):
  Investment income                                     873                  336              1,331                582
  Interest expense                                  (5,764)              (4,289)           (10,793)            (8,270)
  Other, net                                         1,772                  920              3,151              1,608
                                                     ------               ------             ------             ------
                                                     (3,119)             ( 3,033)           ( 6,311)           ( 6,080)
                                                     ------               ------             ------             ------
Earnings before income taxes                         40,600               34,754             71,971             56,980
Income taxes                                         16,049               13,774             28,441             22,579
                                                    -------              -------            -------            -------
Net earnings                                       $ 24,551             $ 20,980           $ 43,530           $ 34,401
                                                   --------             --------           --------           --------
                                                   --------             --------           --------           --------

Average shares outstanding - basic                   30,181               30,263             30,179             30,314
Basic earnings per share:                          $   0.81             $   0.69           $   1.44           $   1.13
                                                   --------             --------           --------           --------
                                                   --------             --------           --------           --------

Average shares outstanding - diluted                 30,725               30,907             30,730             31,018
Diluted earnings per share:                        $   0.80             $   0.68           $   1.42           $   1.11
                                                   --------             --------           --------           --------
                                                   --------             --------           --------           --------


Dividends declared and                             $  .1400             $  .1225           $  .2800            $ .2450
                                                   --------             --------           --------           --------
                                                   --------             --------           --------           --------

  paid per share


See accompanying notes to interim financial statements.

                CARLISLE COMPANIES INCORPORATED AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                       June 30, 1998 and December 31, 1997
                   (Dollars in thousands except share amounts)


                                                                        June 30,               Dec. 31,
                                                                         1998                    1997
                                                                        -------                -------
ASSETS

Current assets
 Cash and cash equivalents                                               $ 26,757             $  1,732
 Receivables, less allowances of $5,118 in
  1998 and $5,180 in 1997                                                 225,332              184,796
 Inventories                                                              190,056              180,331
 Deferred income taxes                                                     28,518               28,462
 Prepaid expenses and other                                                23,512               22,212
                                                                          -------              -------
  Total current assets                                                    494,175              417,533
                                                                          -------              -------

Property, plant and equipment                                             588,748               539,482
 Less accumulated depreciation                                            261,209               245,317
                                                                          -------               -------
  Net property, plant and equipment                                       327,539               294,165
                                                                          -------               -------

Other assets
 Patents and other intangibles                                            128,492               121,772
 Investments and advances to affiliates                                    23,668                16,467
 Receivables and other assets                                              22,743                11,279
                                                                          -------               -------
   Total other assets                                                     174,903               149,518
                                                                          -------               -------
                                                                         $996,617              $861,216
                                                                         --------              --------
                                                                         --------              --------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
 Short-term borrowings                                                   $ 11,322              $ 24,332
 Accounts payable                                                         108,459                75,936
 Accrued expenses                                                         123,735               125,815
                                                                          -------               -------
  Total current liabilities                                               243,516               226,083
                                                                          -------               -------
Long-term liabilities
 Long-term debt                                                           298,617               209,642
 Product warranties                                                        75,169                73,715
 Deferred compensation and other liabilities                                3,508                 2,940
                                                                          -------                ------
  Total long-term liabilities                                             377,294               286,297
                                                                          -------               -------
Shareholders' equity:
 Common stock, $1 par value.  Authorized
 50,000,000 shares; issued 39,330,624 shares                               39,331                39,331
 Additional paid-in capital                                                 4,294                 1,830
 Retained earnings                                                        438,436               403,356
 Cost of shares in treasury (1998 - 9,149,135
  shares; 1997 - 9,171,915 shares)                                        (106,254)             ( 95,681)
                                                                          --------              --------
  Total shareholders' equity                                               375,807               348,836
                                                                          --------              --------
                                                                          $996,617              $861,216
                                                                          --------              --------
                                                                          --------              --------

See accompanying notes to interim financial statements.

                CARLISLE COMPANIES INCORPORATED AND SUBSIDIARIES
                 Condensed Statements of Consolidated Cash Flows
                     Six Months ended June 30, 1998 and 1997
                             (Dollars in thousands)


                                                                       1998                      1997
                                                                       ----                      ----

Operating Activities
 Net earnings                                                        $43,530                   $34,401
 Reconciliation of net earnings to cash flows:
  Depreciation                                                        20,056                    16,693
  Amortization                                                         3,686                     3,000
  Changes in assets and liabilities, excluding
   effects of acquisitions and sale of business:
    Current & long-term receivables                                  (48,203)                  (47,601)
    Inventories                                                       (7,548)                   (5,052)
    Accounts payable & accrued expenses                               31,041                    18,190
    Prepaid, deferred & current income taxes                          (3,280)                    8,621
    Long-term liabilities                                             (2,684)                   (2,812)
    Other                                                                525                       604
                                                                     -------                    ------
                                                                      37,123                    26,044
                                                                     -------                    ------

Investing Activities
 Capital expenditures                                                (52,297)                  (21,895)
 Acquisitions, net of cash                                           (17,474)                   (4,082)
 Sales of property, equipment & business                               4,892                     5,895
 Other                                                                (1,005)                      --
                                                                      ------                    -----
                                                                     (65,884)                  (20,082)
                                                                      ------                    ------
Financing Activities
 Proceeds from short-term borrowings                                  95,989                       --
 Proceeds from long-term debt                                        100,000                   152,647
 Reductions of short-borrowings                                     (109,447)                      --
 Reductions of long-term debt                                        (10,605)                 (124,871)
 Dividends                                                            (8,450)                   (7,427)
 Purchases of treasury shares                                       ( 13,701)                  (16,624)
                                                                     -------                    ------
                                                                      53,786                     3,725
                                                                     -------                    ------

Change in cash and cash equivalents                                   25,025                     9,687

Cash and cash equivalents
 Beginning of period                                                   1,732                     8,312
                                                                      ------                    ------
 End of period                                                       $26,757                   $17,999
                                                                     -------                   -------
                                                                     -------                   -------



See accompanying notes to interim financial statements.

              Notes to Condensed Consolidated Financial Statements
                Three and Six Months Ended June 30, 1998 and 1997


(1) The accompanying unaudited condensed consolidated financial statements include the accounts of Carlisle Companies Incorporated and its wholly-owned subsidiaries (together, the "Company"). Intercompany transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with Article 10-01 of Regulation S-X of the Securities and Exchange Commission and, as such, do not include all information required by generally accepted accounting principles. However, in the opinion of the Company, these financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 1998 and December 31, 1997, the results of its operations for the three months and the six months ended June 30, 1998 and 1997, and its cash flows for the six months ended June 30, 1998 and 1997.

         While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's 1997 Annual Report to Shareholders.

(2)      The components of inventories are as follows:


                                                              June 30,              Dec. 31,
                                                                1998                  1997
                                                               ------                -----
                                                                             (000)'s
           First-in, first-out (FIFO) costs:
             Finished goods                                  $112,398                $111,403
             Work in process                                   23,082                  23,250
             Raw materials                                     69,250                  60,375
                                                              -------                 -------
                                                             $204,730                $195,028

           Excess of FIFO cost over Last-in,
             First-out (LIFO) inventory value                ( 14,674)               ( 14,697)
                                                             --------                --------
           LIFO inventory value                              $190,056                $180,331
                                                             --------                ---------
                                                             --------                ---------


(3) Net earnings per share of common stock are based on the weighted average number of shares outstanding of 30,724,623 for the three months ended June 30, 1998 and 30,729,597 for the six months ended June 30, 1998 assuming the exercise of dilutive stock options.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

For the second quarter of 1998, Carlisle reported record sales and earnings. Sales of $395.6 million for the second quarter ended June 30, 1998, reflect a 17% increase over 1997's second quarter sales of $337.4 million. Net earnings rose 17% to $24.6 million, or $.80 a share (diluted) versus 1997 quarterly earnings of $21.0 million, or $.68 a share (diluted), surpassing previous records for quarterly sales and earnings. The strong second quarter combined with an exceptional first quarter contributed to produce six-month net earnings of $43.5 million, or $1.42 a share on $758.7 million in sales. This compares with 1997 year-to-date sales of $625.2 million and net earnings of $34.4 million, or $1.11 a share.

Construction Materials segment sales of $95.2 million, for the second quarter of 1998, were up 9% over 1997 second quarter sales of $87.3 million. For the six months ended June 30, 1998, sales increased to $165.5 million from $144.7 million in 1997. Strong sales activity in the domestic roofing markets, as well as increased sales activity in the coatings and waterproofing operations, were primarily responsible for the increase in the construction segment's sales. Pre-tax earnings of $15.3 million for the second quarter of 1998, compared to 1997 second quarter earnings of $14.1 million. On a year-to-date basis, pre-tax earnings rose to $23.4 million from $20.0 million last year. Despite margin pressures due to competitiveness in the marketplace and increased raw material costs, this segment continues to report strong gains in sales and earnings.

Sales in the Transportation Products segment increased 11% in the second quarter of 1998, to $154.7 million from $139.4 million in the second quarter of last year. Pre-tax earnings increased 17% to $14.3 million in the second quarter of 1998 versus $12.2 million in 1997. On a year-to-date basis, sales of $309.5 million were up over 1997 sales of $262.9 million. Pre-tax earnings of $29.7 million exceeded 1997 pre-tax earnings of $22.3 million. Second quarter sales and earnings at the Company's engineered products operations were affected by the UAW strikes at General Motors. The impact was $0.02 per share. The Company is implementing measures to minimize the impact of the work stoppage. Record market demand in the Company's heavy friction products operations contributed to the favorable sales and earnings increase over 1997 levels. The Company's specialized trailer operations experienced continued strong demand, particularly in the construction markets it serves, benefitting from increased spending on highway maintenance and repair across the United States. Sales and earnings at the wire operations continue to be led by the sale of the Company's patented, high quality, Tufflite wire to the aerospace industry. The year-over-year results of the perishable cargo operations continue to improve, reflecting progress in the container manufacturing operations as well as repeated positive performance at the container leasing operations.

General Industry segment sales increased 32% in the second quarter of 1998, to $145.7 million from $110.7 million in the second quarter of last year. Pre-tax earnings increased 23% to $18.6 million in the second quarter of 1998 versus $15.1 million in the second quarter of 1997. For the six months ended June 30, 1998, sales climbed to $283.7 million versus $217.6 million last year and pre-tax earnings increased to $34.4 million from $29.0 million. The increase in sales and earnings of this segment were led by the Company's tire and wheel operations. Sales at the tire and wheel operations continue to out perform 1997 results on increased volume to OEM and replacement customers serving the trailer, lawn and garden and golf car markets.

Additionally, there were continued improvements in the integration of several acquisitions made in 1997, by the tire and wheel operations. Sales and earnings of the Company's specialty electronics cable and assembly operations benefitted from the acquisition of a specialty cable manufacturer in March of 1998, and the growth of the high speed data and electronics markets. Sales at the Company's foodservice and brush manufacturing operations were up over 1997 levels, but margins were negatively impacted by lower than expected sales volumes at the ceramics operations, as well as by continued competitive pricing in the foodservice business. Consolidation among U.S. dairy processors dampened sales and earnings of the Company's stainless steel processing equipment operations.

Working capital was $250.7 million at June 30, 1998 compared to $152.6 million at March 31, 1998 and $207.1 million at June 30, 1997. The increase in working capital from March 31, 1998, is primarily due to the repayment of short term borrowings in May of 1998, through the issuance of $100.0 million, 6.7%, 10-year public debt.

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

                           PART II. OTHER INFORMATION



Item 4.                  Submission of Matters to a Vote of Security Holders.

(a)      The Company's 1998 Annual Meeting of Shareholders was held on April 20,
         1998.

(b) At the 1998 Annual Meeting of Shareholders, the election of four directors were approved as follows:


                         Director                   For          Against        Withheld       Non-Vote
                         --------                   ---          -------        --------       --------
           Donald G. Calder                     41,601,609         --            499,093       8,263,397
           Dennis J. Hall                       41,595,535         --            505,167       8,263,397
           Eriberto R. Scocimara                41,583,109         --            517,593       8,263,397


(c) At the 1998 Annual Meeting of Shareholders, a proposal to amend the Company's Executive Incentive Program to increase the number of shares of common stock that may be issued under the Stock Option Plan by 600,000 shares from 1,000,000 to 1,600,000 was approved as follows:


                                                    For          Against      Withheld       Non-Vote
           Proposal to Amend Executive          37,654,442       3,755,865     690,395       8,263,397
           Incentive Program


Item 6.                  Exhibits and Reports on Form 8-K.

(a)      Exhibits applicable to the filing of this report are as follows:

           (12)          Ratio of Earnings to Fixed Charges.

           (27) Financial Data Schedule as of June 30, 1998 and for the six months ended June 30, 1998.

(b)      Report on Form 8-K:

         No reports on Form 8-K were filed during the quarter for which this report on Form 10-Q is filed.

                                    SIGNATURE


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            Carlisle Companies Incorporated




Date   August 11, 1998                      By     /s/Robert J. Ryan, Jr.
     -------------------                         ------------------------
                                                 Robert J. Ryan, Jr.
                                                 Vice President, Treasurer
                                                 and Chief Financial Officer