Form 10-Q
period 1998-09-30
CARLISLE COMPANIES INC
filed 1998-11-10
CIK 790051

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
(Mark One)

                  QUARTERLY REPORT PURSUANT TO SECTION 13
  [X]             OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 1998
                              -----------------------------------------
                                       OR

                    TRANSITION REPORT PURSUANT TO SECTION 13
  [  ]             OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________


Commission file number                   1-9278
                      -------------------------------------------------
                         CARLISLE COMPANIES INCORPORATED
             (Exact name of registrant as specified in its charter)


         Delaware                                       31-1168055
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

Shares of common stock outstanding at November 1, 1998 30,178,457

                          PART I. FINANCIAL INFORMATION

                CARLISLE COMPANIES INCORPORATED AND SUBSIDIARIES
                  Condensed Consolidated Statement of Earnings
         Three Months and Nine Months ended September 30, 1998 and 1997
                 (Dollars in thousands except per share amounts)



                                                              Three Months Ended                    Nine Months Ended
                                                          Sept. 30,         Sept. 30,           Sept. 30,        Sept. 30,
                                                            1998               1997                1998              1997
                                                         ----------       -----------          -----------       ----------
Net Sales                                                 $ 377,985          $315,707           $1,136,655         $940,897
Cost and expenses:
  Cost of goods sold                                        296,037           240,618              887,789          725,505
  Selling and administrative                                 39,291            36,331              119,849          105,811
  Research and development                                    4,146             3,942               12,224           11,705
                                                           --------          --------            ---------          -------
                                                            339,474           280,891            1,019,862          843,021

Operating profit                                             38,511            34,816              116,793           97,876
Other income (deductions):
  Investment income                                             660               409                1,991              991
  Interest expense                                           (5,873)           (3,961)             (16,666)         (12,231)
  Other, net                                                  3,573             1,045                6,724            2,652
                                                           --------          --------            ---------          -------
                                                             (1,640)           (2,507)              (7,951)          (8,588)
                                                          ---------          --------            ---------          -------
Earnings before income taxes                                 36,871            32,309              108,842           89,288

Income taxes                                                 14,551            12,791               42,992           35,369
                                                           --------          --------             --------         --------

Net earnings                                              $  22,320          $ 19,518            $  65,850         $ 53,919
                                                          ---------          --------            ---------          -------
                                                          ---------          --------            ---------          -------

Average shares outstanding - basic                           30,182            30,155               30,180           30,261
Basic earnings per share:                                 $    0.74          $   0.64            $    2.18         $   1.78
                                                          ---------          --------            ---------          -------
                                                          ---------          --------            ---------          -------
Average shares outstanding - diluted                         30,616            31,036               30,690           31,024
Diluted earnings per share:                               $     .73          $   0.63            $    2.15         $   1.74
                                                          ---------          --------            ---------          -------
                                                          ---------          --------            ---------          -------
Dividends declared and
  paid per share                                          $   .1600          $  .1400            $   .4400         $  .3850
                                                          ---------          --------            ---------          -------
                                                          ---------          --------            ---------          -------


             See accompanying notes to interim financial statements.

                CARLISLE COMPANIES INCORPORATED AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                    September 30, 1998 and December 31, 1997
                   (Dollars in thousands except share amounts)

                                                                                                 Sept. 30,             Dec. 31,
                                                                                                   1998                 1997
                                                                                                ----------           -----------

ASSETS

Current assets
 Cash and cash equivalents                                                                     $   12,384              $  1,732
 Receivables, less allowances of $4,950 in
  1998 and $5,180 in 1997                                                                         230,634               184,796
 Inventories                                                                                      196,530               180,331
 Deferred income taxes                                                                             28,504                28,462
 Prepaid expenses and other                                                                        23,730                22,212
                                                                                               ----------              --------
  Total current assets                                                                            491,782               417,533

Property, plant and equipment                                                                     609,222               539,482
 Less accumulated depreciation                                                                    270,352               245,317
                                                                                               ----------              --------
  Net property, plant and equipment                                                               338,870               294,165

Other assets
 Patents and other intangibles                                                                    130,762               121,772
 Investments and advances to affiliates                                                            22,221                16,467
 Receivables and other assets                                                                      23,970                11,279
                                                                                               ----------              --------
  Total other assets                                                                              176,953               149,518
                                                                                               ----------              --------
                                                                                               $1,007,605              $861,216
                                                                                               ----------              --------
                                                                                               ----------              --------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
 Short-term borrowings                                                                         $   11,343              $ 24,332
 Accounts payable                                                                                  95,274                75,936
 Accrued expenses                                                                                 129,428               125,815
                                                                                               ----------              --------
  Total current liabilities                                                                       236,045               226,083
                                                                                               ----------              --------

Long-term liabilities
 Long-term debt                                                                                   298,454               209,642
 Product warranties                                                                                76,278                73,715
 Deferred compensation and other liabilities                                                        3,527                 2,940
                                                                                               ----------              --------
  Total long-term liabilities                                                                     378,259               286,297
                                                                                               ----------              --------

Stockholders' equity:
 Common stock, $1 par value.  Authorized
 50,000,000 shares; issued 39,330,624 shares                                                       39,331                39,331
 Additional paid-in capital                                                                         4,308                 1,830
 Retained earnings                                                                                455,928               403,356
 Cost of shares in treasury (1998 - 9,148,198
  shares; 1997 - 9,171,915 shares)                                                               (106,266)              (95,681)
                                                                                               ----------              --------
  Total stockholders' equity                                                                      393,301               348,836
                                                                                               ----------              --------
                                                                                               $1,007,605              $861,216
                                                                                               ----------              --------
                                                                                               ----------              --------

             See accompanying notes to interim financial statements.

                CARLISLE COMPANIES INCORPORATED AND SUBSIDIARIES
                 Condensed Statements of Consolidated Cash Flows
                  Nine Months ended September 30, 1998 and 1997
                             (Dollars in thousands)



                                                                                           1998                      1997
                                                                                           ----                      ----

Operating Activities
 Net earnings                                                                           $ 65,850                  $ 53,919
 Reconciliation of net earnings to cash flows:
  Depreciation                                                                            29,822                    25,238
  Amortization                                                                             5,511                     4,652
  Changes in assets and liabilities, excluding
   effects of acquisitions and sale of business:
    Current & long-term receivables                                                      (52,616)                  (29,259)
    Inventories                                                                          (13,277)                  (19,319)
    Accounts payable & accrued expenses                                                   16,885                    22,027
    Prepaid, deferred & current income taxes                                               1,461                    10,972
    Loss on sale of facility                                                                   0                       332
    Long-term liabilities                                                                 (1,889)                   (1,612)
    Other                                                                                 (3,050)                     (705)
                                                                                        --------                  --------
                                                                                          48,697                    66,245
                                                                                        --------                  --------

Investing Activities
 Capital expenditures                                                                    (72,720)                  (39,218)
 Acquisitions, net of cash                                                               (19,974)                  (30,603)
 Sales of property, equipment & business                                                   4,855                    12,336
 Other                                                                                       999                        49
                                                                                        --------                  --------
                                                                                         (86,840)                  (57,436)
                                                                                        --------                  --------
Financing Activities
 Proceeds from short-term borrowings                                                      95,989                      - -
 Proceeds from long-term debt                                                            100,000                   153,796
 Reductions of short-term borrowings                                                    (109,447)                     - -
 Reductions of long-term debt                                                            (10,719)                 (125,127)
 Dividends                                                                               (13,278)                  (11,647)
 Purchases of treasury shares                                                            (13,750)                  (17,869)
                                                                                        --------                  --------
                                                                                          48,795                      (847)
                                                                                        --------                  --------

Change in cash and cash equivalents                                                       10,652                     7,962

Cash and cash equivalents
 Beginning of period                                                                       1,732                     8,312
                                                                                        --------                  --------
 End of period                                                                          $ 12,384                  $ 16,274
                                                                                        --------                  --------
                                                                                        --------                  --------


             See accompanying notes to interim financial statements.

              Notes to Condensed Consolidated Financial Statements
             Nine and Three Months Ended September 30, 1998 and 1997


(1) The accompanying unaudited condensed consolidated financial statements include the accounts of Carlisle Companies Incorporated and its wholly-owned subsidiaries (together, the "Company"). Intercompany transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with Article 10-01 of Regulation S-X of the Securities and Exchange Commission and, as such, do not include all information required by generally accepted accounting principles. However, in the opinion of the Company, these financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 1998 and December 31, 1997, the results of its operations for the three months and the nine months ended September 30, 1998 and 1997, and its cash flows for the nine months ended September 30, 1998 and 1997.


         While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's 1997 Annual Report to Stockholders.

(2)      The components of inventories are as follows:


                                                                                 Sept. 30,                Dec. 31,
                                                                                    1998                    1997
                                                                                   ------                  -----
                                                                                              (000)'s
         First-in, first-out (FIFO) costs:
           Finished goods                                                        $116,439                  $111,403
           Work in process                                                         25,795                    23,250
           Raw materials                                                           68,734                    60,375
                                                                                 --------                  --------
                                                                                 $210,968                  $195,028
                                                                                 --------

         Excess of FIFO cost over Last-in,
           First-out (LIFO) inventory value                                       (14,438)                  (14,697)
                                                                                 --------                  --------
         LIFO inventory value                                                    $196,530                  $180,331
                                                                                 --------                  --------
                                                                                 --------                  --------


(3) Basic earnings per share of common stock are based on the weighted average number of shares outstanding of 30,181,804 for the three months ended September 30, 1998 and 30,179,830 for the nine months ended September 30, 1998. Diluted earnings per share of common stock are based on the weighted average number of shares outstanding of 30,616,291 for the three months ended September 30, 1998 and 30,690,052 for the nine months ended September 30, 1998 assuming the exercise of dilutive stock options.

(4)      The Company issued $100.0 million, 6.7%, 10-year public debt in May of
         1998.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


         In the third quarter of 1998, Carlisle continued to report record quarterly sales and earnings. Sales of $378.0 million for the third quarter ended September 30, 1998, reflect a 20% increase over 1997's third quarter sales of $315.7 million. Net earnings rose 14% to $22.3 million, or $0.73 a share (diluted) versus 1997 quarterly earnings of $19.5 million, or $0.63 a share, surpassing previous records for quarterly sales and earnings. The continued strong quarterly results brought the nine-month net earnings to $65.8 million, or $2.15 a share (diluted) on $1,136.7 million in sales. These results represent a 21% increase over 1997 nine-month sales of $940.9 million and a 22% increase over 1997 nine-month earnings of $53.9 million, or $1.74 per share.

       Construction Materials segment third quarter sales of $109.1 million are up 16% over 1997 third quarter sales of $94.4 million. For the nine months ended September 30, 1998, sales grew to $274.5 million from $238.3 million in 1997. Contributing to these sales increases are strong domestic roofing sales and increased penetration in some markets. Also adding to 1998 sales is increased sales of coatings and waterproofing, in part due to a recent European acquisition. Pre-tax earnings of $17.4 million for the third quarter of 1998 are a slight increase over third quarter 1997 of $17.0 million. On a year-to-date basis, pre-tax earnings rose to $40.8 million, an increase of 10% over last year's nine-month earnings of $37.0 million. Earnings growth did not fully reflect strong sales growth due to a competitive market which prevented recapturing raw material increases and a product mix which included a higher proportion of lower margin product.

         Transportation Products segment sales increased 22% in the third quarter of 1998, to $151.7 million from $124.2 million in the third quarter of last year. In this quarter, pre-tax earnings increased 19% to $12.6 million versus $10.6 million in 1997. Nine-month sales of $461.2 million in this segment were up 19% over 1997 sales of $387.1 million. Pre-tax earnings of $42.3 million in the recent nine month period exceed 1997 pre-tax earnings of $32.8 million by 29%. Earnings at the Company's engineered products operations were affected adversely by work stoppages at General Motors. The third quarter impact was $0.03 per share, which brings the year-to-date impact to $0.05 per share. The specialized trailer operations experienced continued strong demand, particularly in the construction markets. Sales and earnings at the wire operations continue to be led by the sale of the Company's patented, high performance, Tufflite wire to the aerospace industry. Results in the perishable cargo operations reflect year-over-year improvements in manufacturing and consistent growth in container leasing operations.

         General Industry segment sales increased 21% in the third quarter of 1998, to $117.2 million from $97.1 million in the third quarter of last year. Pre-tax earnings increased 19% to $13.5 million in the third quarter of 1998 versus $11.3 million in the comparable quarter last year. For the nine months ended September 30, 1998, sales climbed to $401.0 million, a 27% increase over last year nine-month sales of $315.5 million. Nine-month pre-tax earnings in this segment grew 19% to $47.9 million from $40.4 million. These increases in sales and earnings were led by the Company's tire and wheel operations, which continue to outperform 1997 results on increased volume to OEM and replacement customers serving the trailer, lawn and garden, ATV and golf car markets, along with improvements from the integration of several acquisitions made in 1997. Additionally, the Company completed the acquisition of a distributor of industrial and recreational tire and wheel assemblies, effective September 30, 1998. Sales and earnings of the Company's specialty electronics cable and assembly operations benefited not only from robust industry growth, but also from the March 1998 acquisition of a specialty cable manufacturer. In September of 1998, the Company also completed the acquisition of a manufacturer of microwave coaxial cable connectors and assemblies serving the telecommunications, computer and test measurement and instrument industries. Sales and earnings at the Company's foodservice and brush manufacturing operations were up significantly over 1997 levels. Consolidations among U.S. dairy processors continue to dampen sales and earnings of the Company's stainless steel processing equipment operations.

         Working capital was $255.7 million at September 30, 1998 compared to $250.7 million at June 30, 1998 and $203.4 million at September 30, 1997.

         During the last several years, and in the normal course of business, the Company has replaced a substantial portion of its older computer programs and systems with new systems that are Year 2000 compliant. With respect to the remaining information systems, as well as the Company's embedded technology, the Company has adopted a program (involving both internal personnel and third-party consultation) of (i) assessment, (ii) remediation, and (iii) authentication. As of this filing, the Company has substantially completed the assessment phase and is pursuing appropriate remedial action for the systems determined to be non-compliant. The authentication phase will include simulated testing in a Year 2000 environment. The estimated cost of the Company's completed and remaining efforts is not expected to exceed $500,000.

         The Company has also initiated a formal communication process with its significant suppliers and large customers and once the assessment phase is completed, the Company will determine what remedial action should be taken (including contingency plans).

         The Company expects to complete the remediation phase of its program by January 1, 1999, with the authentication phase continuing throughout 1999. The Company believes that upon completion of the program, the Year 2000 issue will not pose a significant operational problem for its computer systems. However, there can be no guarantee that the failure of third parties to become Year 2000-ready would not have a material adverse effect on the Company's financial condition or operations.

                           PART II. OTHER INFORMATION



Item 6.           Exhibits and Reports on Form 8-K


(a)      Exhibits applicable to the filing of this report are as follows:

       (12)       Ratio of Earnings to Fixed Charges.

       (27) Financial Data Schedule as of September 30, 1998 and for the nine months ended September 30, 1998.


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


                                            Carlisle Companies Incorporated





Date   November 10, 1998                    By     /s/ Robert J. Ryan, Jr.
     ---------------------                    ------------------------
                                               Robert J. Ryan, Jr.
                                               Vice President, Treasurer
                                               and Chief Financial Officer