Form 10-K405
period 1998-12-31
CARLISLE COMPANIES INC
filed 1999-03-09
CIK 790051

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                       For the fiscal year ended       December 31, 1998
                                                --------------------------------
                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                        For the transition period from           to
                                                       ---------    ---------
Commission file number 1-9278
                      --------

                         Carlisle Companies Incorporated
--------------------------------------------------------------------------------
 (Exact name of registrant as specified in its charter)

          Delaware                                           31-1168055
-------------------------------                          -------------------
(State or other jurisdiction of                           (I.R.S. employer
incorporation or organization                            identification no.)

250 South Clinton Street, Suite 201, Syracuse, New York     13202-1258
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip code)

Registrant's telephone number, including area code:  (315) 474-2500
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------

Common stock, $1 par value                      New York Stock Exchange
Preferred Stock Purchase Rights                 New York Stock Exchange

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting common stock held
by non-affiliates at February 24, 1999                            $1,161,579,144
                                                                  --------------
Shares of common stock  outstanding at February 24, 1999              30,190,871
                                                                  --------------
      Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders on April 20, 1999 are incorporated by reference in Part III.

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

      The Company manufactures and distributes a wide variety of products across a broad range of industries, including, among others, roofing, construction, trucking, automotive, foodservice, industrial equipment, lawn and garden and aircraft manufacturing. The Company markets its products both as a component supplier to original equipment manufacturers ("OEMs"), as well as directly to end users.

      Sales of the Company's products are reported by distribution to the following four industry segments: Construction Materials, Industrial Components, Automotive Components and All Other. The principal products, services and markets or customers served in each of the industry segments include:

Construction Materials. The principal products of this segment are rubber, plastic and FleeceBACK(TM) sheeting used predominantly on non-residential flat roofs and related roofing accessories, including flashings, fasteners, sealing tapes, coatings and waterproofings. The markets served include new construction, re-roofing and maintenance of low slope roofs, water containment, HVAC sealants, and coatings and waterproofings.

Industrial Components. The principal products of this segment are small bias-ply rubber tires, stamped and roll-formed wheels, heavy duty friction and braking systems for truck and off-highway equipment, high grade aerospace wire and speciality electronic cable. Customers include golf car manufacturers, power equipment manufacturers, boat and utility trailer manufacturers, truck OEMs, heavy equipment and truck dealers and aftermarket distributors, aerospace OEMs, and electronic equipment manufacturers.

Automotive Components. The principal products of this segment are highly engineered rubber and plastic components for Tier I suppliers and other manufacturers in the automotive market.

All Other. The principal products of this segment include commercial and institutional plastic foodservice permanentware and catering equipment, fiber glass and composite material trays and dishes, ceramic tableware, specialty rubber and plastic cleaning brushes, stainless steel processing equipment and their related process control systems, specialty trailers and standard and custom-built high payload trailers and dump bodies, self-contained ISO perishable cargo shipping containers and perishable cargo container leasing. Customers include food service distributors, restaurants, dairy product processors and distributors, heavy equipment and truck dealers, shipping lines and commercial haulers.

      The amount of total revenue contributed by the products or services in each industry segment for each of the last three fiscal years is as follows (in millions):

                                            1998           1997           1996
                                            ----           ----           ----

Construction Materials ............       $  371.5       $  316.6       $  318.0
Industrial Components .............          510.8          396.9          320.7
Automotive Components .............          272.0          241.3          124.1
All Other .........................          363.2          305.7          254.7
                                          --------       --------       --------
Total .............................       $1,517.5       $1,260.5       $1,017.5

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

      In each industry segment, satisfactory supplies of raw materials and adequate sources of energy essential for operation of the Company's businesses have generally been available to date. Uncertain economic conditions, however, could cause shortages of some basic materials, particularly those which are petroleum derivatives (plastic resins, synthetic rubber, etc.) and used in the Construction Materials, Industrial Components, Automotive Components and All Other industry segments. The Company believes that energy sources are secure and sufficient quantities of raw materials can be obtained through normal sources to avoid interruption of production in 1999.

      The Company owns or holds the right to use a variety of patents, trademarks, licenses, inventions, trade secrets and other intellectual property rights which, in the aggregate, are considered significant to the successful conduct of each of the Company's four industry segments. The Company has adopted a variety of measures and programs to ensure the continued validity and enforceability of its various intellectual property rights.

      In each industry segment, the Company is engaged in businesses, and its products serve markets, that generally are highly competitive. Product lines serving most markets tend to be price competitive and all lines also compete on service and product performance. Except for Automotive Components, no industry segment is dependent upon a single customer, or a few customers, the loss of which would have a material adverse effect on the segment. Sales to its largest customer represented 22% of total Automotive Components segment sales in 1998.

    Order Backlog was $262.1 million at December 31, 1998, and $281.6 million at December 31, 1997, and $200.8 million at December 31, 1996.

      Research and Development expenses increased to $16.2 million in 1998, compared to $15.8 million in 1997, and $11.9 million in 1996. The 1997 increase is primarily attributable to product development for the Automotive Components segment.

      The Company employs approximately 9,500 persons on a full-time basis.

      The businesses of the Construction Materials, Automotive Components and All Other industry segments are generally not seasonal in nature. Within the Industrial Components segment, distribution of lawn and garden products generally reach peak sales volume during the first two quarters of the year. The businesses of all four segments are affected by the state of the general economy.

      In 1998, the Company completed the following acquisitions. In January, the Company acquired Hardcast Europe, a Dutch manufacturer of adhesive and sealant products for the construction market. In March, the Company acquired the assets of Vermont Electromagnetics Corporation and in September the Company acquired the assets of Quality Microwave Interconnects, Inc., both manufacturers of specialty coaxial cable assemblies and connectors serving the computer, medical, electronics and telecommunications markets. In October, the Company acquired Industrial Tire Products, Inc., a distributor of industrial and recreational tire and wheel assemblies. In addition, in January, 1998 the Company completed a joint venture in the United Kingdom with Lander Plastics, a British manufacturer of plastic automotive components.

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

      Information on the Company's revenues, earnings and identifiable assets by industry segments for the last three fiscal years is as follows:

(In Thousands)                                1998          1997         1996
                                            ---------    ---------    ---------

Sales to Unaffiliated Customers(1)
       Construction Materials               $ 371,547    $ 316,597    $ 318,036
       Industrial Components                  510,780      396,941      320,708
       Automotive Components                  271,955      241,283      124,148
       All Other                              363,212      305,729      254,603

Earnings before interest and income taxes
       Construction Materials               $  53,030    $  49,120    $  42,781
       Industrial Components                   61,261       47,509       38,821
       Automotive Components                   17,638       18,633        9,428
       All Other                               38,166       30,142       20,307
       Corporate(2)                           (10,110)     (13,290)     (10,901)

Identifiable Assets
       Construction Materials               $ 218,045    $ 174,157    $ 180,245
       Industrial Components                  319,519      278,458      194,038
       Automotive Components                  213,900      178,206      157,776
       All Other                              262,393      215,777      192,250
       Corporate(3)                             8,995       14,618       18,154

(1)   Intersegment sales or transfers are not material.

(2)   Includes general corporate and idle property expenses.

(3) Consists primarily of cash and cash equivalents, facilities, andother invested assets.

Item 2. Properties

      The following table sets forth certain information with respect to the principal properties and plants of the Company as of December 31, 1998:

-------------------------------------------------------------------------------------------------------------------
                       O - Office
Principal Product      M - Manufacturing        Owned          Floor Space Approximate       Approximate
or Activity            W - Warehousing          Location       or Leased                     (sq. ft.)      Acreage
-------------------------------------------------------------------------------------------------------------------
Corporate headquarters       O              Syracuse, NY            Leased to 2005            15,500             -
                             O,M,W          Zevenaar, Holland       Owned                     26,000             1
                                                                                           ---------
                                                                                              41,500
------------------------------------------------------------------------------------------------------------------
Elastomeric membranes        O,M,W          Carlisle, PA            Owned                    557,474            79
and related roofing          O,M,W          Greenville, IL          Owned                    165,430            35
products                     O,M,W          Stafford, TX            Owned                    108,500             9
                             O,M,W          Sapulpa, OK             Owned                    34,550              3
                             O,M,W          Wylie, TX               Owned                     44,000             6
                             O,M,W          Senatobia, MS           Owned                     54,500             -
                             O              Enfield, CT             Leased to 1999             2,170             -
                             O              Akron, OH               Leased to 1999             9,600             -
                             O              Fairfield, CA           Leased to 1999               500             -
                             W              Greenville, IL          Leased to 1999            75,500             -
                             W              Carlisle, PA            Leased to 1999            49,600             -
                             O,W            Carollton, TX           Leased to 1999            26,878             -
                             W              Herington, Kansas       Leased to 1999            32,000             -
                             O,W            Sewickley, PA           Leased to 2000            27,852             -
                             O              Chicago, IL             Leased to 2000             3,000             -
                             O,M,W          Fontana, CA             Leased to 2001            72,587             -
                             O              Kennesaw, GA            Leased to 2002            10,720             -
                                                                                           ---------           ---
                                                                                           1,274,861           132
                                                                                           ---------           ---
-------------------------------------------------------------------------------------------------------------------
Small pneumatic tires        O,M,W          Carlisle, PA            Owned                    640,609            29
and tubes; stamped and       O,M,W          Aiken, SC               Owned                    420,500            23
roll-formed wheels           O,M            Point Fortin,           Owned                    167,604             -
                                             Trinidad, W.I.
                             O,M,W          Long Beach, CA          Owned                     60,000             3
                             M              Milwaukee, WI           Owned                     99,000             -
                             O,M,W          Ontario, CA             Owned                     60,000             -
                             O,M,W          Lenexa, KS              Leased to 2001           112,900             6
                             W              Trenton, SC             Leased to 1999           176,450             -
                             W              Lakeland, FL            Leased to 1999            15,000             -
                             W              Springfield, TN         Leased to 1999            26,000             -
                             W              Spokane, WA             Leased to 2000            16,000             -
                             M              Stow, OH                Leased to 2000            20,000             5
                             O,W            Mansfield, TX           Leased to 2001            38,160             -
                             W              Perrysburg, OH          Leased to 2002            64,300             -
                             W              Villa Rica, GA          Leased to 2002            43,000             -
                             W              Winnepeg, Manitoba      Leased to 2002            48,800             -
                             W              Saskatoon,
                                              Saskatchewan          Leased to 2002            30,200             -
                             W              Carson, CA              Leased to 2003            84,044             -
                             O,M,W          Ontario, CA             Leased to 2003            87,143             -
                             W              Waterloo, Ontario       Leased to 2007            69,000             -
                                                                                           ---------           ---
                                                                                           2,278,710            66
                                                                                           ---------           ---
-------------------------------------------------------------------------------------------------------------------
Molded plastics products     M              Oklahoma City, OK       Owned                    146,985             8
for commercial food          O,M,W          Fredonia, WI            Owned                    192,500            12
service; ceramic tableware   O,M            Zanesville, OH          Owned                    125,600            16
                             O,M,W          Sparta, WI              Owned                     40,000             3
                             W              Oklahoma City, OK       Leased to 1999           253,760             -
                             O              Atlanta, GA             Leased to 1999             1,610             -
                             O              Des Plaines, IL         Leased to 2001             1,462             -
                             O,W            Charlottesville, NC     Leased to 2009           210,560             -
                                                                                           ---------           ---
                                                                                             972,477            39
                                                                                           ---------           ---
------------------------------------------------------------------------------------------------------------------
Custom-manufactured          M              Middlefield, OH         Owned                    200,581            28
rubber and plastics          M              Crestline, OH           Owned                    172,997            40
products, including          M              Canton, OH              Owned                     87,845            17
precision-molded engine      M              Lake City, PA           Owned                    100,000            30
components

and blow-molded              M              Trenton, SC             Owned                     67,695            10
bumper beams                 M              Belleville, MI          Owned                     46,000             5
                             M              Erie, PA                Owned                     95,800            15
                             M              Lapeer, MI              Owned                     96,300             6
                             M              Tuscaloosa, AL          Owned                     67,376            15
                             W              Mayville, MI            Leased to 1998            40,000             -
                             O              Chardon, OH             Leased to 1999             8,033             -
                             M              Canton, OH              Leased to 2000            31,840             -
                             M,W            Ashtabula, OH           Leased to 2000            30,000             -
                             O              Livonia, MI             Leased to 2000             2,673             -
                             M,W            Erie, PA                Leased to 2004           142,000             -
                                                                                           ---------           ---
                                                                                           1,189,140           166
                                                                                           ---------           ---
------------------------------------------------------------------------------------------------------------------
Brake lining for trucks      O,M            Ridgway, PA             Owned                    117,300             7
and trailers; brakes and     O,M            Fredericksburg, VA      Owned                     90,042            27
actuation systems;           O              Charlottesville,VA      Owned                     25,000             4
friction products            O,M,W          Logansport, IN          Owned                    112,200            26
                             O,M            Bloomington, IN         Owned                    250,000            19
                             W              Lancaster, PA           Leased to 2000            39,000             2
                             M,W            Stockton, CA            Leased to 2000            27,600             2
                             O,M            Brantford, Ont.         Leased to 2002            40,000             2
                             M,W            Pittsburg, KS           Leased to 2004            30,000             3
                             M              Nampa, ID               Leased to 2007           106,400             5
                                                                                           ---------           ---
                                                                                             837,542            97
                                                                                           ---------           ---
------------------------------------------------------------------------------------------------------------------
Specialized lowbed trailers  O,M            Mitchell, SD            Owned                    240,250            27
for construction and         O,M            Brookville, PA          Owned                    160,000            22
commercial markets           O,M            Green Pond, AL          Owned                     49,860            14
                             M,W            Mitchell, SD            Leased to 2003            14,800             -
                                                                                           ---------           ---
                                                                                             464,910            63
                                                                                           ---------           ---
------------------------------------------------------------------------------------------------------------------
Liquid transport tanks and   O,M,W          New Lisbon, WI          Owned                    252,850            31
in-plant processing          O,M,W          Elroy, WI               Owned                     84,300             7
equipment                    O,M,W          Winsted, MN             Owned                    390,894             7
                             O,M,W          Tavares, FL             Leased to 1999            73,967            12
                                                                                           ---------           ---
                                                                                             802,011            57
                                                                                           ---------           ---
------------------------------------------------------------------------------------------------------------------
High- and medium-            O,M,W          St. Augustine, FL       Owned                    166,750            17
temperature insulated        O,M            Wilmington, MA          Leased to 2000            16,500             -
wire and cable               O,M            Williston, VA           Leased to 1999            27,000             -
                                                                                           ---------           ---
                                                                                             210,250            17
                                                                                           ---------           ---
------------------------------------------------------------------------------------------------------------------
Refrigerated marine          O,M,W          Green Cove Springs,     Leased to 2004           110,000            10
containers                                  FL
------------------------------------------------------------------------------------------------------------------
                                                                                           8,181,401           648
                                                                                           =========           ===

Total plant space of 8,181,401 sq. ft. is used for:

                                       Owned            Leased             Total
                                       -----            ------             -----

Office                               461,938           156,090           618,028
Manufacturing                      3,960,555           457,601         4,418,156
Warehousing                        1,274,849         1,723,118         2,997,967
Other                                119,950            27,300           147,250
                                   ---------         ---------         ---------
                                   5,817,292         2,364,109         8,181,401
                                   =========         =========         =========

      As of December 31, 1998, an additional 655,825 sq. ft. is leased by the Company, under various agreements, principally for warehousing and distribution. All of the manufacturing and most of the office and warehousing space is of masonry and steel construction and most are equipped with automatic sprinkler systems. Approximately one-third of the owned office, manufacturing and warehousing space has been constructed within the last twenty years; the remaining buildings are from twenty to seventy years old and have been maintained in good condition.

Item 3. Legal Proceedings

      As of December 31, 1998, other than ordinary routine litigation incidental to the business, which is being handled in the ordinary course of business, neither the Company nor any of its subsidiaries is a party to, nor are any of their properties subject to any material pending legal proceedings, nor are any such proceedings known to be contemplated by governmental authorities.

Item 4. Submission of Matters to a Vote of Security Holders.

      Not applicable.

                                     Part II

Item 5.  Market for Registrant's Common Equity and Related
         Shareholder Matters.

      The Company's common stock is traded on the New York Stock Exchange. As of December 31, 1998, there were 2,443 shareholders of record.

      Quarterly cash dividends paid and the high and low prices of the Company's stock on the New York Stock Exchange in 1998 and 1997 were as follows:

                                      First      Second       Third      Fourth
                                      -----      ------       -----      ------

1998
Dividends per share                   $.1400      $.1400      $.1600      $.1600

Stock Price
  High                              $51  1/4    $53 1/16   $47 15/16   $51   5/8
  Low                               $40 1/16    $39  3/8   $35   1/2   $32 11/16

1997
Dividends per share                   $.1225      $.1225      $.1400      $.1400

Stock Price
  High                              $35  5/8         $37    $46  7/8    $46  3/4
  Low                               $29  1/4         $27    $34  3/4    $39  5/8

Item 6. Selected Financial Data.

(In Thousands except
 per share data)                       1998         1997        1996         1995       1994
                                       ----         ----        ----         ----       ----
Summary Of Operations
Net Sales                           $1,517,494    1,260,550    1,017,495    822,534    692,650
Net Earnings                        $   84,866       70,666       55,680     44,081     35,568
Basic Earnings per share(1)(2)      $     2.81         2.34         1.84       1.43       1.17
Diluted Earnings per share(1)(2)    $     2.77         2.28         1.80       1.41       1.15

Financial Position
Total assets                        $1,022,852      861,216      742,463    542,423    485,283
Long-term debt                      $  273,521      209,642      191,167     72,725     69,148

Other Data
Dividends paid                      $   18,105       15,868       14,129     12,928     11,605
  Per share(1)                      $     .600        0.525        0.465      0.420      0.380

(1) All share and per share amounts have been restated to reflect the two-for-one stock split completed on January 15, 1997.

(2) Earnings per share amounts prior to 1997 have been restated to comply with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." See the Notes to Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Carlisle Companies Incorporated sales grew to $1.52 billion in 1998, up 20%, or $256.9 million, from 1997 sales of $1.26 billion. This increase is primarily due to the expansion of product lines and market shares of Carlisle's core businesses, as well as the integration of several small, complementary acquisitions made in 1997 and 1998.

      In 1998, net earnings kept pace with these increased sales, reaching $84.9 million, or $2.77 per share of common stock, a 20% increase over 1997 net earnings of $70.7 million, or $2.28 per share.

      In 1997, sales increased 24%, or $243.1 million, due to continued growth in core businesses, as well as acquisitions made in 1997 and the full-year effect of acquisitions made in 1996. Net earnings increased 27%, or $15.0 million, in 1997 reflecting both the increased sales levels and cost reductions.

      During 1998, we acquired the following companies that fit well with our existing businesses: Vermont Electromagnetics Corporation and Quality Microwave Interconnects, Inc., both of which are manufacturers of specialty cable assemblies and connectors that will open new opportunities for the growth of our wire and cable business, and Industrial Tire Products, Inc., a distributor of industrial and recreational tire and wheel assemblies, which will help to extend our tire and wheel products to the replacement market. Additionally, in January 1998, we completed a joint venture in the U.K. with Lander Plastics, a British manufacturer of plastic automotive components, and the acquisition of Hardcast Europe, a Dutch manufacturer of adhesive and sealant products for the construction market.

      In 1997, we completed a record number of acquisitions. These acquisitions include several bias-ply tire and wheel manufacturing and distributing companies, Overland Brakes Incorporated, a spring-brake manufacturing company, complementing our heavy duty friction products and Zimmerman Brush Co., a privately owned manufacturer of brushes for the janitorial and sanitation market.

Operating Segments

      In accordance with the requirements of the recently issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," we have recast our businesses into three identifiable segments and a fourth classification of All Other. The Construction Materials segment consists of the manufacturing of membranes and accessories necessary for rubber (EPDM) and plastic (TPO) roofing systems for non-residential flat roofs. Also, included in this segment is the manufacture and distribution of coatings and waterproofing products for construction markets. The Industrial Components segment includes businesses that manufacture and distribute tire and wheel assemblies, heavy duty friction and braking products and high-performance wire/cable and cable assemblies. The Automotive Components segment is engaged in manufacturing highly engineered plastic and rubber components for Tier I suppliers and other manufacturers in the automotive industry. Several businesses, which altogether have not met the guidelines to be identified as a separate segment, have been aggregated under an All Other (General Industry) category. Activities in this category include the manufacturing and distributing of specialty trailers and dump bodies, stainless steel in-plant processing equipment, institutional plastic foodservice permanentware, and the manufacturing and leasing of intermodal perishable cargo shipping containers. Earnings before interest and income taxes (EBIT) herein referred to as "earnings," is used to measure the profitability of the business segments. Following is a general discussion and analysis of the 1998 and 1997 sales and profitability of these business segments.

      Construction Materials

      Segment sales grew by 17% in 1998 to $371.5 million, an increase of $54.9 million over 1997 sales of $316.6 million. This growth is due to increasing market share, as well as increased sales of insulation products. In 1997, segment sales declined 0.4% from 1996 sales of $318.0 million due to the effect of divesting our metal roofing business offsetting slightly increased sales in the ongoing business.

      Earnings were up 8% in 1998 to $53.0 million, reflecting the increased sales levels, partially offset by increased raw material costs, competitive pricing and a change in product mix, which included a higher level of lower margin insulation sales. The 1997 earnings of $49.1 million in this segment were up 15% over 1996 earnings of $42.8 million, reflecting improving margins, improved warranty results and the elimination of losses due to the divestiture of the metal roofing company.

      Industrial Components

      Segment sales reached $510.8 million in 1998, a 29%, or $113.8 million, increase over 1997 sales of $396.9 million. This increase is primarily due to the internal growth of tire and wheel assemblies, especially to the aftermarket; the continued integration of tire and wheel distribution companies acquired in 1997; increased shipments of high-quality wire to aircraft manufacturers; and the acquisition of two high-speed data cable and connector companies. Sales of heavy duty friction and braking products increased just 3% in 1998 after robust gains in 1997. In 1997, sales in this segment climbed 24%, or $76.2 million over the 1996 sales of $320.7 million, reflecting increased shipments of aircraft wire, increased market penetration of our tire and wheel products, as well as sales gains of heavy duty friction materials to the aftermarket.

      Earnings increased 29%, or $13.8 million, to $61.3 million in 1998. This increase generally follows the increased level of segment sales. In 1997, this segment earned $47.5 million, growing 22%, or $8.7 million, from the 1996 level of $38.8 million. This earnings growth is consistent with the increase in sales, offset by costs associated with integrating tire and wheel manufacturers and distributors acquired in 1996 and 1995.

      Automotive Components

      In 1998, segment sales jumped 13% to $272.0 million, a $30.7 million increase over 1997 sales of $241.3 million. This increase is due to internal growth, which was dampened by the General Motors strike in the summer months. The dramatic increase in 1997 sales of 94%, from $124.1 million, reflects the full-year consolidation of The Engineered Plastics Division of Johnson Controls, acquired in October 1996, to form Carlisle Engineered Products.

      Earnings of $17.6 million in this segment did not keep pace with sales, falling 5% from the 1997 level of $18.6 million. This decline is due primarily to inefficiencies generated by the rapid ramp-up of production for new programs interrupted by the General Motors strike. Earnings grew 98% in 1997 following the increased sales level in that year.

      All Other (General Industry) Category

      Aggregate sales of companies included in this category grew 19%, or $57.5 million, to $363.2 million in 1998. This increase is primarily due to growth in the specialty trailers business and the manufacturing of refrigerated containers for the perishable cargo business. Plastic permanentware, which is manufactured and distributed to the institutional foodservice industry, contributed to this growth, growing its sales by 7% in 1998. In 1997, total sales in this category increased 20% to $305.7 million related to increased sales of specialty trailers to construction markets, the full-year effect of acquisitions in the in-plant processing and ceramic tableware manufacturing businesses made in 1996 and increased direct sales of manufactured refrigerated containers.

      Aggregate earnings of the businesses in this category grew 27% to $38.2 million in 1998. This growth is due to general increased sales levels, improved manufacturing efficiencies and increased share of the leasing market in our perishable cargo business. In 1997, the earnings of these businesses grew 48% to $30.1 million. This increase is due to the increased level of sales and increased margins due to improved manufacturing processes in the specialty trailer business and especially in the refrigerated container business. In January 1999, we announced the suspension of container manufacturing operations in Green Cove Springs, Florida and the sale, to our partner, of the major portion of our interest in Carlisle Leasing International Company, significantly reducing our activity in the refrigerated container business.

Financial Results

      Gross margin, expressed as a percent of sales, represents the difference between net sales and cost of goods sold. These margins declined from 23.4% of sales in 1996 to 22.7% in 1997 and 21.6% in 1998. This decline largely reflects the competitive marketplace and changing mix in Carlisle's total sales. In 1998, operations with lower gross margins, but also with lower corresponding selling, general and administrative costs, represent greater proportions of total Carlisle sales.

      Selling and administrative costs, expressed as a percent of sales, declined from 12.6% in 1996 to 11.4% in 1997 and 10.6% in 1998, reflecting both disciplined cost control throughout all operations and the increasing proportion of activities with lower cost structures in Carlisle's overall business.

      Total costs, which include raw material, manufacturing, selling, general and administrative costs, expressed as a percentage of total sales, remain fairly consistent with 1997 levels, increasing slightly in 1998 to 90.0% of sales, up from 89.9% of sales in 1997. Improvements in total costs, evident throughout Carlisle, were offset by the impact of the GM strike and the change in product mix in the construction materials operations. The 1997 decline from 1996's level of 90.5% percent of sales was due to improved purchasing, manufacturing and distribution of products throughout all Carlisle operations.

      Interest expense increased to $22.7 million in 1998 from $16.5 million in 1997 and $9.1 million in 1996, due to the increasing level of debt used to finance planned capital expenditures and acquisitions amid slightly lower overall interest rates.

      Other, net increased to $8.4 million in 1998 due to one-time gains recognized on the sales of various assets, as well as overall improvements in earnings of equity investments.

      Income taxes, for financial reporting purposes, have remained constant at an effective rate of 39.5% of earnings before tax in 1998, 1997 and 1996, generally reflecting stable Federal and state tax rates. Taxes are discussed more completely in the Notes to Consolidated Financial Statements.

      Receivables, less allowances, were $225.3 million, an increase of 21.9% over the 1997 level of $184.8 million. The high level of December 1998 sales throughout most of Carlisle's businesses drives this increase. The 1997 level of receivables represents a 16.6% increase over 1996, and is primarily attributable to a higher level of sales, partially offset by an increasing portion of sales from businesses that require a lower investment in receivables, and an ongoing effort to manage receivables at all operations.

      Inventories, valued primarily by the last-in, first-out (LIFO) method, were $193.6 million at year-end 1998, a 7.4% increase over the 1997 year-end level of $180.3 million. This modest increase is the result of increased capacity at most operations, partially offset by a renewed Company-wide focus on inventory management. The year-end 1997 inventory level increased $43.2 million over 1996 levels, or 31.5%, due primarily to acquisitions made during the year, normal seasonal buildup, strong demand and backlogs at most operations.

      Capital expenditures totaled $96.0 million in 1998, a significant increase over the 1997 level of $59.5 million. This increase is primarily attributable to investments in injection-molding and blow-molding equipment to meet growth opportunities in Carlisle's automotive components operation. Additionally, other significant projects in 1998 include expanded warehousing and distribution facilities for foodservice products, finished specialty tire and wheel assemblies and EPDM roofing products, increased production capacity of specialty tire and wheel assemblies, specialty trailer products, Tufflite(TM) wire and high-speed data wire and cable assemblies, and plant and equipment to manufacture

TPO roofing membranes. In 1997, the major projects include injection-molding and blow-molding equipment, plant and equipment to produce TPO roofing membrane, warehousing for specialty tire and wheel assemblies and EPDM roofing membranes, increased capacity to produce Tufflite(TM) wire and in-plant processing equipment for the food and pharmaceutical industries.

Liquidity, Capital Resources and Environmental

      Cash flows provided by operating activities rose to $96.8 million in 1998, from $83.0 million in 1997. This increase is primarily due to increases in net earnings before depreciation and amortization charges, slightly offset by higher working capital levels. Cash flows from operating activities were $86.0 million in 1996. Cash used in investing activities was $133.0 million; an increase from the 1997 level of $93.2 million, resulting from the increased level of capital expenditures and equity investments, slightly offset by lower acquisition spending. In 1996, the cash used in investing activities was $165.4 million, which includes $133.7 million of acquisition expenditures. The net cash provided by financing activities in 1998 was $38.3 million, which reflects the net increase in debt, after the early payment of higher cost debt, dividend payments and stock repurchases. The net cash provided by financing activities in 1997 was essentially due to increases in debt offset by dividend payments and stock repurchases.

      Carlisle has a $125.0 million revolving credit facility available for acquisitions and general corporate purposes. In May 1998, Carlisle issued to the public $100.0 million of ten-year bonds at a rate of 6.70%. The net proceeds from these bonds were used to repay amounts outstanding under the revolving credit facility and to fund other needs throughout 1998. The Company's primary sources of liquidity and capital are cash flows from operations and borrowing capacity. Carlisle continues to maintain substantial flexibility to meet anticipated needs for liquidity and capital investment opportunities.

      Carlisle management recognizes the importance of the Company's responsibilities toward matters of environmental concern. Programs are in place to monitor and test facilities and surrounding environments and, where practical, to recycle materials. Carlisle has not incurred any material charges relating to environmental matters in 1998 or in prior years, and none are currently anticipated.

Year 2000

      During the last several years, and in the normal course of business, Carlisle has replaced a substantial portion of its older computer software and systems with new systems that are Year 2000 compliant. With respect to the remaining information systems, as well as the Company's embedded technology, the Company has adopted a program (involving both internal personnel and third-party consultants) of (i) assessment, (ii) remediation, and (iii) authentication. At this time, the Company has substantially completed the assessment phase and is pursuing appropriate remedial action for the systems determined to be non-compliant. The authentication phase includes simulated testing in a Year 2000 environment. The estimated cost of the Company's completed and remaining efforts is not expected to exceed $500,000.

      Carlisle also has a formal communication program with its significant suppliers and large customers and once the assessment phase is completed, the Company will determine what remedial action should be taken (including contingency plans).

      Carlisle has completed the remediation phase of its program throughout most of its operations, with the remaining operations expected to be completed by mid-1999, and the authentication phase continuing throughout 1999. The Company believes that upon completion of the program, the Year 2000 issue will not pose a significant operational problem for its computer systems. However, there can be no guarantee that the failure of third parties to become Year 2000-ready would not have a material adverse effect on the Company's financial condition or operations.

Backlog and Future Outlook

      Backlog was $262.1 million at December 31, 1998 compared to $281.6 million in 1997. Notwithstanding stronger positions at all major operations within the Company, and especially in the automotive components operation, our backlog decreased 7% due to an unusually high backlog, associated with a large one-time contract, at the container manufacturing operation, at December 31, 1997. Excluding the container contract, backlog in the Company is up a healthy 14%.

      Our companies continue to implement consistent strategies to grow their businesses both internally and through acquisition. In 1998, Carlisle increased market shares, improved manufacturing processes and targeted new markets with expanded products to complement the Company's strengths. As 1998 closes, we are optimistic about the opportunities waiting for us in 1999. With a strong backlog position, growing markets and a committed organization, we look forward to continued success in 1999.

Item 8. Financial Statements and Supplementary Data.

                       Consolidated Statement of Earnings
                           For years ended December 31

(In Thousands except per share data)

                                          1998           1997           1996
                                      -----------    -----------    -----------
Net sales                             $ 1,517,494    $ 1,260,550    $ 1,017,495
                                      -----------    -----------    -----------
Cost and expenses:
      Cost of goods sold                1,189,379        974,089        779,797
      Selling and administrative
       expenses                           160,366        143,246        128,676
      Research and development
       expenses                            16,178         15,824         11,900
                                      -----------    -----------    -----------
                                        1,365,923      1,133,159        920,373
Other income (deductions):
      Investment income                     2,999          1,172            666
      Interest expense                    (22,715)       (16,502)        (9,062)
      Other, net                            8,414          4,723          3,314
                                      -----------    -----------    -----------
                                          (11,302)       (10,607)        (5,082)
                                      -----------    -----------    -----------
Earnings before income taxes              140,269        116,784         92,040
Income taxes                               55,403         46,118         36,360
Net earnings                          $    84,866    $    70,666    $    55,680
                                      ===========    ===========    ===========
Average shares outstanding-basic           30,179         30,235         30,281
Basic earnings per share              $      2.81    $      2.34    $      1.84
                                      -----------    -----------    -----------
Average shares outstanding-diluted         30,674    $    31,025         30,953
Diluted earnings per share            $      2.77    $      2.28    $      1.80
                                      ===========    ===========    ===========

See accompanying Notes to Consolidated Financial Statements.

                Consolidated Statement of Shareholders' Equity

(In Thousands except per share data)

                                           Additional                  Cost of
                                  Common    Paid-in      Retained     Shares in
                                   Stock    Capital      Earnings      Treasury
                                   -----    -------      --------      --------
Balance at
  December 31, 1995               $19,665   $   9,316    $ 314,072    $ (69,796)
  Net earnings                         --          --       55,680           --
  Cash dividends -$0.465
  per share                            --          --      (14,129)          --
  Exercise of stock
  options & other                      --       3,765           --        3,098
  Purchase of 649,966
  treasury shares                      --          --           --      (14,168)
                                  ----------------------------------------------
                                   19,665      13,081      355,623      (80,866)
  Two-for-one stock split          19,666     (12,601)      (7,065)          --
                                  ----------------------------------------------
Balance at
  December 31, 1996               $39,331   $     480    $ 348,558    $ (80,866)
  Net earnings                         --          --       70,666           --
  Cash dividends - $0.525
  per share                            --          --      (15,868)          --
  Exercise of stock
  options & other                      --       1,350           --        3,295
  Purchase of 550,980
  treasury shares                      --          --           --      (18,110)
                                  ----------------------------------------------
Balance at
  December 31, 1997               $39,331   $   1,830    $ 403,356    $ (95,681)
  Net earnings                         --          --       84,866           --
  Cash dividends - $0.600
  per share                            --          --      (18,105)          --
  Exercise of stock
  options & other                      --       2,371           --        3,309
  Purchase of 283,598
  treasury shares                      --          --           --      (14,372)
                                  ----------------------------------------------
Balance at
  December 31, 1998               $39,331   $   4,201    $ 470,117    $(106,744)
                                  ----------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

                          Consolidated Balance Sheet
                               As of December 31

(In Thousands except share data)                         1998           1997
                                                        ------         ------
ASSETS
Current assets
   Cash and cash equivalents                          $     3,883     $   1,732
   Receivables, less allowances of $4,864
    in 1998 and $5,180 in 1997                            225,348       184,796
   Inventories                                            193,650       180,331
   Deferred income taxes                                   26,040        28,462
   Prepaid expenses and other                              29,604        22,212
                                                      -----------     ---------
      Total current assets                                478,525       417,533
                                                      -----------     ---------
Property, plant and equipment, net                        354,769       294,165
                                                      -----------     ---------
Other assets
   Patents, goodwill and other intangibles                139,744       121,772
   Investments and advances to affiliates                  34,892        16,467
   Receivables and other assets                            14,922        11,279
                                                      -----------     ---------
         Total other assets                               189,558       149,518
                                                      -----------     ---------
                                                      $ 1,022,852     $ 861,216
                                                      ===========     =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Short-term debt, including
    current maturities                                $    31,241     $  24,332
   Accounts payable                                       101,859        75,936
   Accrued expenses                                       122,237       125,815
                                                      -----------     ---------
      Total current liabilities                           255,337       226,083
                                                      -----------     ---------
Long-term liabilities
   Long-term debt                                         273,521       209,642
   Product warranties                                      75,084        73,715
   Other liabilities                                       12,005         2,940
                                                      -----------     ---------
      Total long-term liabilities                         360,610       286,297
                                                      -----------     ---------
Shareholders' equity
   Preferred stock, $1 par value. Authorized
    and unissued 5,000,000 shares
   Common stock, $1 par value.  Authorized
    50,000,000 shares; issued 39,330,624
    shares                                                 39,331        39,331
   Additional paid-in capital                               4,201         1,830
   Retained earnings                                      470,117       403,356
   Cost of shares in treasury-9,152,167
    shares in 1998 and 9,171,915
    shares in 1997                                       (106,744)      (95,681)
                                                      -----------     ---------
      Total shareholders' equity                          406,905       348,836
                                                      -----------     ---------
                                                      $ 1,022,852     $ 861,216
                                                      ===========     =========

See accompanying Notes to Consolidated Financial Statements.

                     Consolidated Statement of Cash Flows
                          For years ended December 31

(In Thousands)                                 1998        1997          1996
                                              ------      ------        ------
Operating Activities
Net earnings                                $  84,866    $  70,666    $  55,680
Reconciliation of net earnings
to cash flows:
  Depreciation                                 37,617       32,477       25,320
  Amortization                                  7,604        6,278        4,438
(Gain)/loss on sales of property,
  equipment and business                       (3,156)        (993)         216
 Changes in assets and liabilities,
  excluding effects of
  acquisitions and divestitures:
 Current and long-term receivables            (43,786)     (19,659)     (13,237)
 Inventories                                  (10,526)     (31,118)      (5,837)
 Accounts payable and accrued expenses         25,450        9,245       16,667
 Prepaid, deferred and current income
  taxes                                        (7,568)      10,887       (4,260)
 Long-term liabilities                          5,217        3,279        4,939
 Other                                          1,086        1,924        2,106
                                            ---------    ---------    ---------

Net cash provided by operating
 activities                                    96,804       82,986       86,032
                                            ---------    ---------    ---------

Investing Activities
 Capital expenditures                         (95,970)     (59,531)     (34,990)
 Acquisitions, net of cash                    (31,577)     (45,380)    (133,719)
 Sales of property, equipment and
  business                                     11,344       15,815        3,489
 Other                                        (16,761)      (4,090)        (155)
                                            ---------    ---------    ---------

Net cash used in investing activities        (132,964      (93,186)    (165,375)
                                            ---------    ---------    ---------

Financing Activities

 Net Proceeds from short-term debt             15,827       13,458           --
 Proceeds from long-term debt                 104,235      150,000      124,358
 Reductions of long-term debt                 (49,274)    (125,860)     (11,604)
 Dividends                                    (18,105)     (15,868)     (14,129)
 Purchases of treasury shares                 (14,372)     (18,110)     (14,168)
                                            ---------    ---------    ---------

Net cash provided by
  financing activities                         38,311        3,620       84,457
                                            ---------    ---------    ---------

Change in cash and cash equivalents             2,151       (6,580)       5,114
Cash and cash equivalents
 Beginning of year                              1,732        8,312        3,198
                                            ---------    ---------    ---------
 End of year                                $   3,883    $   1,732    $   8,312
                                            =========    =========    =========

   See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Carlisle Companies Incorporated and Subsidiaries

SUMMARY OF ACCOUNTING POLICIES

Basis of Consolidation.

The consolidated financial statements include the accounts of the Company and its subsidiaries. Investments in affiliates where the Company does not have majority control are accounted for under the equity method. Equity income related to such investments is recorded in Other, net. All material intercompany transactions and accounts have been eliminated.

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

Cash and Cash Equivalents.

Debt securities with a remaining maturity of three months or less when acquired are cash equivalents. Cash and cash equivalents are stated at cost, which approximates market value.

Inventories.

Inventories are valued at lower of cost or market. Cost for inventories is determined for a majority of the Company's inventories by the last-in, first-out
(LIFO) method, with the remainder determined by the first-in, first-out (FIFO) method.

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

Patents, Goodwill and Other Intangibles.

Patents and other intangibles, recorded at cost, amounted to $4.3 million and $5.3 million at December 31, 1998 and 1997, respectively (net of accumulated amortization of $16.3 million and $14.6 million, respectively), and are amortized over their remaining lives, which average five years. Goodwill, representing the excess of acquisition cost over the fair value of specifically identifiable assets acquired, was $135.4 million and $116.5 million at December 31, 1998 and 1997, respectively (net of accumulated amortization of $13.6 million and $7.8 million, respectively), and is amortized on a straight line basis over various periods not exceeding 30 years.

Product Warranties.

The Company offers warranties on the sales of certain of its products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management's estimate of the level of future claims.

Leases.

The Company is obligated under various noncancelable operating leases for certain facilities and equipment. Rent expense was $6.6 million, $5.4 million and $2.6 million, in 1998, 1997 and 1996, respectively.

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

Earnings Per Share.

Earnings per share is determined in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." Basic earnings per share excludes the dilutive effects of options, warrants, and convertible securities. Diluted earnings per share gives effect to all dilutive securities that were outstanding during the period. The only difference between basic and diluted earnings per share of the Company is the effect of dilutive stock options.

Fair Value of Financial Instruments.

The estimated fair market values of the Company's financial instruments approximate their recorded values.

Other Comprehensive Income.

The Company has determined the components of other comprehensive income, such as cumulative translation adjustments and minimum pension liability, are not significant.

Reclassifications.

Certain reclassifications have been made to prior years' information to conform to 1998 presentation.

INVENTORIES

The components of inventories are:

                                                         1998            1997
                                                         ----            ----
      In Thousands
FIFO cost (approximates current costs):
Finished goods                                        $ 113,852       $ 111,403
Work in process                                          24,665          23,250
Raw materials                                            68,979          60,375
                                                      ---------       ---------
                                                      $ 207,496       $ 195,028
Excess of FIFO cost over LIFO value                     (13,846)        (14,697)
                                                      ---------       ---------
                                                      $ 193,650       $ 180,331
                                                      =========       =========

PROPERTY, PLANT & EQUIPMENT

The components of property, plant and equipment are:

                                                       1998              1997
                                                       ----              ----
      In Thousands
Land                                                $   6,936         $   6,804
Buildings & leasehold improvements                    142,525           123,432
Machinery & equipment                                 436,222           383,560
Projects in progress                                   44,890            25,686
                                                    ---------         ---------
                                                    $ 630,573         $ 539,482
Accumulated depreciation                             (275,804)         (245,317)
                                                    ---------         ---------
                                                    $ 354,769         $ 294,165
                                                    =========         =========

BORROWINGS

Long-term debt includes:

                                                        1998             1997
                                                        ----             ----
      In Thousands
6.70% senior notes due 2008                           $ 100,000              --
7.25% senior notes due 2007                           $ 150,000       $ 150,000
8.09% senior notes due 1998-2002                             --          48,000
Industrial Development and Revenue
       Bonds due through 2014                            16,645          12,460
Other, including capital lease obligations                8,832          10,056
                                                      ---------       ---------
                                                      $ 275,477       $ 220,516
Less current maturities                                  (1,956)        (10,874)
                                                      ---------       ---------
                                                      $ 273,521       $ 209,642
                                                      =========       =========

      On May 15, 1998, the Company issued $100 million in notes due in 2008 at an interest rate of 6.70%. The net proceeds were used to repay all amounts outstanding under the Company's revolving credit facility, to repay other short-term indebtedness and for general corporate purposes.

      On December 29, 1998, the Company retired the 8.09% senior notes due 1998-2002 with cash generated from operations and short-term borrowings. Included in Other, net is a $1.8 million charge related to this prepayment.

      The Company has a $125 million revolving credit facility with various banks. As of December 31, 1998, $115 million was available under this facility. The Company has available unsecured lines of credit from banks of $40 million, of which $21.6 million was available as of December 31, 1998.

      At December 31, 1998, letters of credit amounting to $21.2 million were outstanding, primarily to provide security under insurance arrangements and certain borrowings.

      The weighted average interest rates on the revenue bonds for 1998 and 1997 were 4.3% and 4.2%, respectively.

      The debt facilities contain various restrictive covenants and limitations, all of which were complied with in 1998 and 1997. The industrial development and revenue bonds are collateralized by the facilities and equipment acquired through the proceeds of the related bond issuances.

      Cash payments for interest were $21.3 million in 1998, $12.3 million in 1997 and $6.9 million in 1996.

      The aggregate amount of long-term debt maturing in each of the next five years is approximately $2.0 million in 1999, $2.2 million in 2000 and 2001, $1.2 million in 2002, $3.7 million in 2003 and $264.2 million thereafter.

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

SHAREHOLDERS' EQUITY

      On October 4, 1996, the Company's Board of Directors authorized a two-for-one stock split which was completed on January 15, 1997 to shareholders of record on January 2, 1997. The split resulted in the issuance of 19,665,312 new shares of common stock including 4,489,650 shares issued as treasury shares. In addition, authorized shares were increased from 25,000,000 to 50,000,000. All references in the financial statements to average number of shares outstanding and related prices, per share amounts, and stock option plan data have been restated to reflect this split.

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

EMPLOYEE STOCK OPTIONS & INCENTIVE PLAN

      The Company maintains an Executive Incentive Program for executives and certain other employees of the Company and its operating divisions and subsidiaries. The Program contains a plan, for those who are eligible, to receive cash bonuses and/or shares of restricted stock. The Program also has a stock option plan available to certain employees who are not eligible to receive restricted stock awards.

      At December 31, 1998, 23,472 nonvested shares were outstanding and 2,165,365 shares were available for issuance under the Company's restricted stock plan.

      The activity under the stock option plan is as follows:

                                                                        Weighted
                                                                         Average
                                                         Number         Exercise
                                                        of Shares        Price
                                                        ---------       --------
Outstanding at December 31, 1995                        1,478,998        $13.77
Options granted                                           396,000         20.73
Options exercised                                        (175,892)        10.05
Options surrendered                                        (2,276)        12.32
                                                        ---------
Outstanding at December 31, 1996                        1,696,830         15.77
Options granted                                           214,000         29.50
Options exercised                                        (340,584)        11.71
                                                        ---------
Outstanding at December 31, 1997                        1,570,246         18.52
Options granted                                           239,000         46.56
Options exercised                                        (282,413)        16.32
                                                        ---------
Outstanding at December 31, 1998                        1,526,833         23.32
                                                        =========
Available for grant at December 31, 1998                  435,182

      The following tables summarize information about stock options outstanding as of December 31, 1998:

Options Outstanding:

                                                                    Weighted
          Number               Range of       Weighted Average      Average
        Outstanding            Exercise           Remaining         Exercise
        at 12/31/98             Prices              Years            Price
        -----------             ------         ---------------       -----
           152,407           $ 8.10- 9.78            2.7             $ 9.10
           248,094            12.32-17.25            4.5              14.38
           252,000            17.32-19.63            6.1              17.75
           634,332            19.88-29.50            7.5              23.68
           240,000            32.75-46.56            9.1              46.51
         ---------
         1,526,833
         =========

Options Exercisable:

           Range of            Number
           Exercise          Exercisable          Weighted Average
            Prices           at 12/31/98           Exercise Price
           --------          -----------          ----------------
        $ 8.10 - 9.78          152,407                $ 9.10
          12.32-17.25          248,094                 14.38
          17.32-19.63          252,000                 17.75
          19.88-29.50          563,332                 22.94
          32.75-46.56           80,333                 46.45
                             ---------
                             1,296,166
                             =========

      At December 31, 1997, 1,297,135 options were exercisable at a weighted average price of $17.09.

      In accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company applies APB Opinion 25 and related interpretations in accounting for its stock compensation plans and, accordingly, does not recognize compensation cost for its stock option plan. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, the pro forma effect on net earnings and earnings per share, in 1998, 1997 and 1996, would have been approximately $1.7 million or $.06 per share, $1.5 million or $.05 per share and $1.1 million or $.03 per share, respectively. Pursuant to the transition provisions of SFAS No. 123, the pro forma effect includes only the vested portion of options granted in and after 1995. Options vest over a three-year period. Compensation cost was estimated using the Black-Scholes model with the following assumptions: expected dividend yield of 1.20% in 1998 and 1.75% in 1997 and 1996; an expected life of 7 years; expected volatility of 25.6% in 1998 and 24.0% in 1997 and 1996; and risk-free interest rate of 5.5% in 1998 and 6.0% in 1997 and 1996. The weighted average fair value of those stock options granted in 1998, 1997 and 1996 was $16.35, $9.61 and $6.75, respectively.

RETIREMENT PLANS

      The Company maintains defined benefit retirement plans for the majority of its employees. Benefits are based primarily on years of service and earnings of the employee. Plan assets consist primarily of publicly listed common stocks and corporate bonds.

      The Company adopted SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits." The Company has restated prior year defined benefit retirement plan disclosures to conform to the requirements of SFAS No. 132.

      The change in projected benefit obligation:

                                                          1998           1997
                                                          ----           ----
         In Thousands
Benefit obligation at beginning of year                $  99,551       $ 86,135
Service cost                                               5,258          4,366
Interest cost                                              7,113          6,734
Amendments                                                   702         (5,313)
Actuarial gain                                             2,972         13,577
Benefits paid                                             (7,717)        (5,948)
                                                       ---------       --------
Benefit obligation at end of year                      $ 107,879       $ 99,551
                                                       =========       ========

      The change in plan assets:

                                                         1998            1997
                                                         ----            ----
         In Thousands
Fair value of plan assets at
  beginning of year                                   $ 104,015       $  90,737
Actual return on plan assets                             17,098          17,975
Company contribution                                      1,069           1,251
Benefits paid                                            (7,717)         (5,948)
                                                      ---------       ---------
Fair value of plan assets at end of year              $ 114,465       $ 104,015
                                                      =========       =========

      Reconciliation of the accrued benefit cost recognized in the financial statements:

                                                        1998             1997
                                                        ----             ----
         In Thousands
Funded status                                         $  6,586         $  4,464
Unrecognized net actuarial loss                        (15,321)          (9,078)
Unrecognized prior service cost                         (3,363)          (3,889)
Unrecognized transition asset                           (2,901)          (3,589)
                                                      --------         --------
Accrued benefit cost                                  $(14,999)        $(12,092)
                                                      ========         ========

      Components of net periodic benefit cost at December 31:

                                              1998          1997          1996
                                              ----          ----          ----
        In Thousands
Service cost                                $ 5,258       $ 4,366       $ 3,374
Interest cost                                 7,113         6,734         6,122
Expected return on plan assets               (8,014)       (6,968)       (6,440)
Net amortization and deferral                  (381)         (512)          (80)
                                            -------       -------       -------
Net periodic benefit cost                   $ 3,976       $ 3,620       $ 2,976
                                            =======       =======       =======

      The projected benefit obligation was determined using an assumed discount rate of 7.0% in 1998, 7.25% in 1997 and 7.75% in 1996. The assumed rate of compensation increase was 4.0% in 1998 and 1997 and 4.5% in 1996; and the expected rate of return on plan assets was 9.25% in 1998 and 8.75% in 1997 and 1996.

      Additionally, the Company maintains a retirement savings plan covering substantially all employees other than those employees under collective bargaining agreements. Plan expense was $4.9 million, $4.7 million and $3.2 million, in 1998, 1997 and 1996, respectively.

      The Company also has a limited number of unfunded post retirement benefit programs for which the expense, inclusive of the components of service costs, interest costs and the amortization of the unrecognized transition obligation, was approximately $0.4 million in 1998 and 1997 and $0.6 million in 1996. The present value of the Company's obligation under these plans is not significant.

INCOME TAXES

      The provision for income taxes was as follows:

                                           1998           1997           1996
                                           ----           ----           ----
      In Thousands

Currently payable
  Federal                                $ 38,496       $ 39,262       $ 27,954
  State, local and other                    8,340          8,242          9,788
                                         --------       --------       --------
                                         $ 46,836       $ 47,504       $ 37,742
                                         ========       ========       ========
Deferred liability (benefit)
  Federal                                $  5,572       $ (1,363)      $ (1,238)
  State, local and other                    2,995            (23)          (144)
                                         --------       --------       --------
                                            8,567         (1,386)        (1,382)
                                         --------       --------       --------
Total provision                          $ 55,403       $ 46,118       $ 36,360
                                         ========       ========       ========

      Deferred tax assets (liabilities) are comprised of the following at December 31:

                                                      1998               1997
                                                      ----               ----
        In Thousands

Product warranty                                    $ 46,047           $ 35,346
Inventory reserves                                     3,495              3,197
Doubtful receivables                                   3,742              1,719
Employee benefits                                     11,799             12,114
Other, net                                            11,879             12,088
                                                    --------           --------
Deferred assets                                     $ 76,962           $ 64,464
                                                    --------           --------
Depreciation                                         (55,473)           (37,394)
Other, net                                            (4,591)            (1,606)
                                                    --------           --------
Deferred liabilities                                 (60,064)           (39,000)
                                                    --------           --------
Net deferred tax assets                             $ 16,898           $ 25,464
                                                    ========           ========

      No valuation allowance is required for the deferred tax assets based on the Company's past tax payments and estimated future taxable income.

      A reconciliation of taxes computed at the statutory rate with the tax provision is as follows:

                                            1998           1997          1996
                                            ----           ----          ----
      In Thousands
Federal income taxes at
  statutory                               $49,095        $40,875        $32,214
State income taxes, net of
  federal income tax benefit                5,798          3,842          2,912
Other, net                                    510          1,401          1,234
                                          -------        -------        -------
                                          $55,403        $46,118        $36,360

Effective income tax rate                    39.5%          39.5%          39.5%

      Cash payments for income taxes were $58.7 million, $30.7 million and $40.5 million in 1998, 1997 and 1996, respectively.

SUBSEQUENT EVENT

      In January 1999, the Company announced that it will reduce its interest in the perishable cargo business. On January 28, 1999, the Company sold 85% of its interest in its perishable cargo container leasing joint venture. Furthermore, in connection with the reduction of the Company's interest in the leasing joint venture, the Company announced the suspension of operations at its perishable cargo container manufacturing facility. These operations are associated with the Company's All Other business segment. The Company will continue to participate in the perishable cargo business with its remaining interest in the leasing joint venture. The Company will recognize a net gain of approximately $17 million resulting from the reduction of its interest in the perishable cargo business.

SEGMENT INFORMATION

      Effective December 31, 1998, the Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company has restated its prior year segment disclosures to conform to the requirements of SFAS No. 131. The Company's reportable segments have been organized around differences in products and services, and operating segments have been aggregated. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The chief operating decision maker evaluates segment performance by earnings before interest and income taxes. The Company's operations are classified into the following segments:

Construction Materials -- the principal products of this segment are rubber, plastic and FleeceBACK(TM) sheeting used predominantly on non-residential flat roofs and related roofing accessories, including flashings, fasteners, sealing tapes, coatings and waterproofings. The markets served include new construction, re-roofing and maintenance of low slope roofs, water containment, HVAC sealants, and coatings and waterproofings.

Industrial Components -- the principal products of this segment are small bias-ply rubber tires, stamped and roll-formed wheels, heavy duty friction and braking systems for truck and off-highway equipment, high grade aerospace wire and speciality electronic cable. Customers include golf car manufacturers, power equipment manufacturers, boat and utility trailer manufacturers, truck OEMs, heavy equipment and truck dealers and aftermarket distributors, aerospace OEMs, and electronic equipment manufacturers.

Automotive Components -- the principal products of this segment are highly engineered rubber and plastic components for Tier I suppliers and other manufacturers in the automotive market.

All Other -- the principal products of this segment include commercial and institutional plastic foodservice permanentware and catering equipment, fiber glass and composite material trays and dishes, ceramic tableware, specialty rubber and plastic cleaning brushes, stainless steel processing equipment and their related process control systems, specialty trailers and standard and custom-built high payload trailers and dump bodies, self-contained ISO perishable cargo shipping containers and perishable cargo container leasing. Customers include foodservice distributors, restaurants, dairy product processors and distributors, heavy equipment and truck dealers, shipping lines and commercial haulers.

Corporate -- includes general corporate and idle property expenses. Corporate assets consist primarily of cash and cash equivalents, facilities, and other invested assets.

      Financial information for operations by reportable business segment is included in the following summary:

                                             Earnings
                                              Before
                                             Interest &                       Deprec.
                                               Income                            &        Capital
                               Sales           Taxes            Assets         Amort.     Spending
                            ----------      -----------       ----------      -------      -------
     In Thousands
1998
Construction Materials      $  371,547      $    53,030       $  218,045      $ 7,439      $12,849
Industrial Components          510,780           61,261          319,519       15,270       33,540
Automotive Components          271,955           17,638          213,900       10,005       27,442
All Other                      363,212           38,166          262,393       11,590       21,749
Corporate                           --          (10,110)           8,995          917          390
                            ----------      -----------       ----------      -------      -------
                            $1,517,494      $   159,985       $1,022,852      $45,221      $95,970
                            ==========      ===========       ==========      =======      =======

1997
Construction Materials      $  316,597      $    49,120       $  174,157      $ 6,179      $ 8,109
Industrial Components          396,941           47,509          278,458       12,398       19,743
Automotive Components          241,283           18,633          178,206        8,571       14,454
All Other                      305,729           30,142          215,777       10,714       17,016
Corporate                           --          (13,290)          14,618          893          209
                            ----------      -----------       ----------      -------      -------
                            $1,260,550      $   132,114       $  861,216      $38,755      $59,531
                            ==========      ===========       ==========      =======      =======

1996
Construction Materials      $  318,036      $    42,781       $  180,245      $ 5,976      $ 6,416
Industrial Components          320,708           38,821          194,038       10,113       14,582
Automotive Components          124,148            9,428          157,776        4,016        3,198
All Other                      254,603           20,307          192,250        8,953       10,704
Corporate                           --          (10,901)          18,154          700           90
                            ----------      -----------       ----------      -------      -------
                            $1,017,495      $   100,436       $  742,463      $29,758      $34,990
                            ==========      ===========       ==========      =======      =======

Reconciliation of earnings before interest and income taxes to Earnings before income taxes:

                                         1998            1997            1996
                                         ----            ----            ----
Earnings before interest and
  income taxes                        $ 159,985       $ 132,114       $ 100,436

Investment Income                         2,999           1,172             666
Interest Expense                        (22,715)        (16,502)         (9,062)
                                      ---------       ---------       ---------

Earnings before income taxes          $ 140,269       $ 116,784       $  92,040
                                      ---------       ---------       ---------

QUARTERLY FINANCIAL DATA
(In Thousands except per share data)
  (unaudited)

                                 First         Second        Third        Fourth         Year
                                 -----         ------        -----        ------         ----
1998
Net sales                       $363,090       395,580      377,985      380,839      $1,517,494
Gross margin                    $ 78,555        88,363       81,948       79,249      $  328,115
Operating expenses              $ 43,993        44,644       43,437       44,470      $  176,544
Net earnings                    $ 18,979        24,551       22,320       19,016      $   84,866
Basic earnings per share        $   0.63          0.81         0.74         0.63      $     2.81
Diluted earnings per share      $   0.62          0.80         0.73         0.62      $     2.77
Dividends per share             $ 0.1400        0.1400       0.1600       0.1600      $   0.6000
Stock price:
  High                          $51  1/4       53 1/16     47 15/16     51   5/8
  Low                           $40 1/16       39  3/8     35   1/2     32 11/16

1997
Net sales                       $287,819       337,372      315,707      319,652      $1,260,550
Gross margin                    $ 63,592        76,712       75,089       71,068      $  286,461
Operating expenses              $ 38,319        38,925       40,273       41,553      $  159,070
Net earnings                    $ 13,421        20,980       19,518       16,747      $   70,666
Basic earnings per share        $   0.44          0.69         0.65         0.56      $     2.34
Diluted earnings per share      $   0.43          0.68         0.63         0.54      $     2.28
Dividends per share             $ 0.1225        0.1225       0.1400       0.1400      $   0.5250
Stock price:
  High                          $ 35 5/8            37       46 7/8       46 3/4
  Low                           $ 29 1/4            27       34 3/4       39 5/8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors
Carlisle Companies Incorporated:

      We have audited the accompanying consolidated balance sheets of Carlisle Companies Incorporated (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Carlisle Companies Incorporated and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                        Arthur Andersen LLP

                                        /s/ Arthur Andersen LLP

New York, New York
January 28, 1999

Item 9. Changes in and disagreements with Accountants on Accounting and Financial Disclosure.

      Not applicable.

                                    Part III

Item 10. Directors and Executive Officers of the Registrant.

      The following table sets forth certain information relating to each executive officer of the Company, as furnished to the Company by the executive officers. Except as otherwise indicated each executive officer has had the same principal occupation or employment during the past five years.

Name                    Age     Positions With Company                   Period of Service
----                    ---     ----------------------                   -----------------
Stephen P. Munn         56      Chief Executive Officer                    September, 1988
                                since September, 1988,                             to date
                                Chairman of the Board
                                since January,  1994, and
                                President from September,
                                1988 to February, 1995.

Dennis J. Hall          57      Chief Operating Officer                       August, 1989
                                and Vice Chairman since                            to date
                                March, 1999, President from
                                February, 1995 to March, 1999,
                                and Executive Vice President,
                                Treasurer and Chief Financial
                                Officer from August, 1989 to
                                February, 1995.

Scott C. Selbach        43      Vice President, Corporate                       July, 1989
                                Development since August, 1997,                    to date
                                Vice President, Europe from August,
                                1995 to August, 1997 and Vice
                                President, Secretary and General
                                Counsel from July, 1989 to
                                August, 1995.

John S. Barsanti        47      Vice President and Chief                       April, 1991
                                Financial Officer from March,                      to date
                                1999. President of Walker
                                Stainless Equipment Company from
                                October, 1995 to March, 1999, and
                                Vice President, Planning &
                                Administration from April, 1991
                                to October, 1995.

Steven J. Ford          39      Vice President, Secretary                       July, 1995
                                and General Counsel, since July,                   to date
                                1995.  Formerly an associate with
                                Bond, Schoeneck & King, Syracuse, NY.

Richmond D. McKinnish   49      Executive Vice President from                 August, 1974
                                March, 1999 and President of                       to date
                                Carlisle Tire & Wheel Company since
                                January, 1991.

      The officers have been elected to serve at the pleasure of the Board of Directors of the Company. There are no family relationships between any of the above officers, and there is no arrangement or understanding between any officer and any other person pursuant to which he was selected an officer.

      Information required by Item 10 with respect to directors of the Company is incorporated by reference to the Company's definitive proxy statement filed with the Securities and Exchange Commission on March 9, 1999.

Item 11. Executive Compensation.

      Information required by Item 11 is incorporated by reference to the Company's definitive proxy statement filed with the Securities and Exchange Commission on March 9, 1999.

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

                                     Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

Financial statements required by Item 8 are as follows:

      Consolidated Statement of Earnings, years ended December 31, 1998, 1997 and 1996
      Consolidated Statement of Shareholders' Equity, years ended December 31,
        1998, 1997 and 1996
      Consolidated Balance Sheet, December 31, 1998 and 1997
      Consolidated Statement of Cash Flows, years ended December 31, 1998, 1997 and 1996
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

Exhibits applicable to the filing of this report are as follows:

(3)         By-laws of the Company.*
(3.1)       Restated Certificate of Incorporation as amended April 22, 1991.****
(3.2)       Certificate of Amendment of the Restated Certificate of
            Incorporation dated December 20, 1996.******
(4)         Shareholders' Rights Agreement, February 8, 1989.*
(4.1)       Amendment to Shareholders' Rights Agreement, dated August 7,
            1996.*****
(10.1)      Executive Incentive Program.**
(10.2)      Representative copy of Executive Severance Agreement, dated December
            19, 1990, between the Company and certain individuals, including the five most highly compensated executive officers of the Company.***
(10.3)      Summary Plan Description of Carlisle Companies Incorporated Director
            Retirement Program, effective November 6, 1991.***
(12)        Ratio of Earnings to Fixed Charges.
(21)        Subsidiaries of the Registrant.
(23)        Consent of Independent Public Accountants.
(27)        Financial Data Schedule as of December 31, 1998 and for the twelve months ended December 31 1998.

     * Filed as an Exhibit to the Company's annual report on Form 10-K for the year ended December 31, 1988 and incorporated herein by reference.
    ** Filed with the Company's definitive proxy statement dated March 9, 1994 and incorporated herein by reference.
   *** Filed as an Exhibit to the Company's annual report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.
  **** Filed as an Exhibit to the Company's annual report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference.
 ***** Filed as an Exhibit to Form 8-A/A filed on August 9, 1996 and incorporated herein by reference.
****** Filed as an Exhibit to the Company's annual report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

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

Carlisle Companies Incorporated


/s/ Dennis J. Hall

By: Dennis J. Hall, Chief Operating Officer and Vice Chairman
    of the Board of Directors

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


/s/ Stephen P. Munn                     /s/ Peter F. Krogh

Stephen P. Munn, Chief                  Peter F. Krogh, Director
Executive Officer and
Chairman of the Board of Directors
(Principal Executive Officer)           /s/ Donald G. Calder

/s/ John S. Barsanti                    Donald G. Calder, Director

John S. Barsanti, Vice
President and Chief                     /s/ Henry J. Forrest
Financial Officer
(Principal Financial Officer            Henry J. Forrest, Director
and Principal Accounting
Officer)
                                        /s/ Peter L.A. Jamieson

                                        Peter L.A. Jamieson, Director


                                        /s/ G. FitzGerald Ohrstrom

                                        G. FitzGerald Ohrstrom, Director


                                        /s/ Robin W. Sternbergh

                                        Robin W. Sternbergh, Director


March 9, 1999

                Carlisle Companies Incorporated and Subsidiaries
         Supplementary Notes to the Consolidated Financial Statements

                                December 31, 1998

Note 1. Other Current Liabilities - Other current liabilities at December 31 consist of the following:

                                                                (000's)
                                                        1998               1997
                                                        ----               ----
Employee compensation and benefits                    $ 36,435          $ 32,268
Product warranties                                      29,440            29,710
Insurance                                               11,993            12,250
Other accrued expenses                                  44,369            51,587
                                                      --------          --------
                                                      $122,237          $125,815
                                                      ========          ========

                         CARLISLE COMPANIES INCORPORATED
                          COMMISSION FILE NUMBER 1-9278
                                    FORM 10-K
                     FOR FISCAL YEAR ENDED DECEMBER 31, 1998

                                  EXHIBIT LIST

(12)        Ratio of Earnings to Fixed Charges

(21)        Subsidiaries of the Registrant

(23)        Consent of Independent Public Accountants

(27) Financial Data Schedule as of December 31, 1998 and for the twelve months ended December 31, 1998