Form 10-Q
period 1999-03-31
CARLISLE COMPANIES INC
filed 1999-05-12
CIK 790051

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
(Mark One)
                     QUARTERLY REPORT PURSUANT TO SECTION 13
               [X] OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 1999

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

Shares of common stock outstanding at May 1, 1999 30,178,481

                          PART I. FINANCIAL INFORMATION

                CARLISLE COMPANIES INCORPORATED AND SUBSIDIARIES
                  Condensed Consolidated Statements of Earnings
             Three Months ended March 31, 1999 and 1998 (Dollars in
                      thousands, except per share amounts)
                                   (unaudited)

                                                          1999           1998
                                                       ---------      ---------
Net Sales                                              $ 390,024      $ 363,090

Cost and expenses:
  Cost of goods sold                                     305,401        284,535
  Selling and administrative                              42,945         40,107
  Research and development                                 3,925          3,886

Gain on divestiture of business ($16,600),
 net of other charges ($15,900)                              685           --
Other income & expense, net                                1,679          1,380
                                                       ---------      ---------

Earnings before interest & taxes                          40,117         35,942
Interest, net                                             (4,657)        (4,571)
                                                       ---------      ---------
Earnings before income taxes                              35,460         31,371
Income taxes                                              13,652         12,392
                                                       ---------      ---------
Net earnings                                           $  21,808      $  18,979
                                                       =========      =========
Average shares outstanding - basic                        30,183         30,176
Basic earnings per share                               $     .72      $     .63
                                                       =========      =========
Average shares outstanding - diluted                      30,639         30,735

Diluted earnings per share                             $     .71      $     .62
                                                       =========      =========

Dividends declared and
  paid per share                                       $   .1600      $   .1400
                                                       =========      =========

See accompanying notes to interim financial statements.

                CARLISLE COMPANIES INCORPORATED AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                      March 31, 1999 and December 31, 1998
                  (Dollars in thousands, except share amounts)

                                                      MARCH 31,       Dec. 31,
                                                        1999           1998
                                                     -----------    -----------
ASSETS                                               (unaudited)
CURRENT ASSETS
 Cash and cash equivalents                           $    23,305    $     3,883
 Receivables, less allowances of $5,031 in
  1999 and $4,864 in 1998                                248,624        225,348
 Inventories                                             205,681        193,650
 Deferred income taxes                                    24,719         26,040
 Prepaid expenses and other                               32,031         29,604
                                                     -----------    -----------
  TOTAL CURRENT ASSETS                                   534,360        478,525
                                                     -----------    -----------

PROPERTY, PLANT AND EQUIPMENT                            642,138        630,573
 Less accumulated depreciation                           286,301        275,804
                                                     -----------    -----------
  NET PROPERTY, PLANT AND EQUIPMENT                      355,837        354,769
                                                     -----------    -----------

OTHER ASSETS
 Patents and other intangibles                           133,946        139,744
 Investments and advances to affiliates                    8,739         34,892
 Receivables and other assets                             15,777         14,922
 Deferred Income Tax                                      18,383           --
                                                     -----------    -----------
  TOTAL OTHER ASSETS                                     176,845        189,558
                                                     -----------    -----------
                                                     $ 1,067,042    $ 1,022,852
                                                     ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Short-term debt, including current maturities       $     1,749    $    31,241
 Accounts payable                                        116,195        101,859
 Accrued expenses                                        166,751        122,237
                                                     -----------    -----------
  TOTAL CURRENT LIABILITIES                              284,695        255,337
                                                     -----------    -----------

LONG-TERM LIABILITIES
 Long-term debt                                          281,823        273,521
 Product warranties                                       76,126         75,084
 Deferred compensation and other liabilities               1,024         12,005
                                                     -----------    -----------
  TOTAL LONG-TERM LIABILITIES                            358,973        360,610
                                                     -----------    -----------

STOCKHOLDERS' EQUITY:
 Common stock, $1 par value.  Authorized
 50,000,000 shares; issued 39,330,624 shares              39,331         39,331
 Additional paid-in capital                                4,836          4,201
 Retained earnings                                       487,095        470,117
 Cost of shares in treasury (1999 - 9,150,287
  shares; 1998 - 9,152,167 shares)                      (107,888)      (106,744)
                                                     -----------    -----------
  TOTAL STOCKHOLDERS' EQUITY                             423,374        406,905
                                                     -----------    -----------
                                                     $ 1,067,042    $ 1,022,852
                                                     ===========    ===========

See accompanying notes to interim financial statements.

                CARLISLE COMPANIES INCORPORATED AND SUBSIDIARIES
                 Condensed Statements of Consolidated Cash Flows
                   Three Months ended March 31, 1999 and 1998
                             (Dollars in thousands)
                                   (unaudited)

                                                           1999          1998
                                                         --------      --------
OPERATING ACTIVITIES
 Net earnings                                            $ 21,808      $ 18,979
 Reconciliation of net earnings to cash flows:
  Depreciation                                             11,294         9,967
  Amortization                                              1,590         1,899
  (Gain)/Loss on sales of property, equipment
    & business, net of other charges                         (685)         --
  Changes in assets and liabilities, excluding
   effects of acquisitions and divestitures:
    Current & long-term receivables                       (22,654)      (33,280)
    Inventories                                            (8,919)       (6,884)
    Accounts payable & accrued expenses                     1,798        18,173
    Prepaid, deferred & current income taxes               11,113         3,184
    Long-term liabilities                                     785        (1,530)
    Other                                                   1,112           254
                                                         --------      --------
Net cash provided by operating activities                  17,242        10,762
                                                         --------      --------

INVESTING ACTIVITIES
 Capital expenditures                                     (14,638)      (29,087)
 Acquisitions, net of cash                                (10,584)      (17,240)
 Sales of property, equipment & business                   50,068         3,763
 Other                                                      3,863       (11,747)
                                                         --------      --------
Net cash used in investing activities                      28,709       (54,311)
                                                         --------      --------

FINANCING ACTIVITIES
 Net change in short-term borrowings                      (29,285)       68,178
 Proceeds from long-term debt                               8,441          --
 Reductions of long-term debt                                (346)      (10,031)
 Dividends                                                 (4,830)       (4,225)
 Purchases of treasury shares                                (509)       (2,396)
                                                         --------      --------
Net cash provided by financing activities                 (26,529)       51,526
                                                         --------      --------

CHANGE IN CASH AND CASH EQUIVALENTS                        19,422         7,977

CASH AND CASH EQUIVALENTS
 Beginning of period                                        3,883         1,732
                                                         --------      --------
 End of period                                           $ 23,305      $  9,709
                                                         ========      ========

See accompanying notes to interim financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   Three Months Ended March 31, 1999 and 1998

(1) The accompanying unaudited condensed consolidated financial statements include the accounts of Carlisle Companies Incorporated and its wholly-owned subsidiaries (together, the "Company"). Intercompany transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with Article 10-01 of Regulation S-X of the Securities and Exchange Commission and, as such, do not include all information required by generally accepted accounting principles. However, in the opinion of the Company, these financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial statements for the interim period presented herein. Results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of the operating results for the full year.

         While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's 1998 Annual Report to Stockholders.

(2)      The components of inventories are as follows:

                                                         MARCH 31,         Dec. 31,
                                                           1999              1998
                                                         --------          --------
                                                                  (000)'S
         First-in, first-out (FIFO) costs:
           Finished goods                                $120,688          $113,852
           Work in process                                 28,076            24,665
           Raw materials                                   70,517            68,979
                                                         --------          --------
                                                         $219,281          $207,496

         Excess of FIFO cost over Last-in,
           First-out (LIFO) inventory value               (13,600)          (13,846)
                                                         --------          --------
         LIFO inventory value                            $205,681          $193,650
                                                         ========          ========

(3) Diluted earnings per share of common stock are based on the weighted average number of shares outstanding of 30,638,938 for the three months ended March 31, 1999 assuming the exercise of dilutive stock options.

(4) In January 1999, the Company announced the reduction of its interest in its perishable cargo business, consisting of its container leasing joint venture and container manufacturing operations. On January 28, 1999 the Company sold 85% of its interest in its leasing joint venture. In connection with the reduction in the Company's interest in the leasing joint venture, the Company suspended operations at its container manufacturing facility. As a result, the Company recognized a pretax gain of $16.6 million in the first quarter of 1999. These operations are associated with the Company's All Other segment.

        In conjunction with the implementation of the 1999 business plan, the Company completed certain product line realignments, manufacturing improvements and facility relocations and upgrades at its operating businesses resulting in certain assets that are no longer required or will be reallocated. In the first quarter of 1999, the Company recognized a $15.9 million pretax charge related to these assets. Approximately 75% of this charge related to machinery and equipment primarily associated with the foodservice, roofing, tire and wheel and automotive components manufacturing operations, with the remainder related to goodwill and other intangible assets associated with acquisitions made in prior years. The amount of the charge of machinery and equipment was determined to be the excess of the recorded values over the estimated fair values. The fair values were determined using estimated market values or projected future discounted cash flows, whichever was deemed appropriated. The charge related to the intangible assets was determined as the excess of the recorded value over the projected future discounted cash flows.

        The net effect of the above items is reflected under the caption "gain on divestiture of business and other charges" on the face of the Company's Consolidated Statement of Earnings.

(5) Financial information for operations by reportable business segment is included in the following summary:

MARCH 1999 - YTD
SEGMENT INFORMATION

                                       SALES        EBIT          ASSETS
                                       -----        ----          ------
Construction Materials                $ 76,277    $  8,333      $  221,385
Industrial Components                  145,099      20,403         347,502
Automotive Components                   81,920       6,650         226,851
All Other                               86,728       7,421         226,990
Corporate/Eliminations                             *(2,690)         44,314
                                      --------    --------      ----------
                                      $390,024    $ 40,117      $1,067,042
                                      ========    ========      ==========

MARCH 1998 - YTD
SEGMENT INFORMATION

                                       SALES         EBIT          ASSETS
                                       -----         ----          ------
Construction Materials                $ 69,423     $ 8,111        $188,546

Industrial Components                  139,425      18,221         321,274
Automotive Components                   68,385       6,033         192,139
All Other                               85,857       6,933         234,331
Corporate/Eliminations                              (3,357)         21,146
                                      --------     -------        --------
                                      $363,090     $35,942        $957,436
                                      ========     =======        ========

Reconciliation of earnings before interest and income taxes to earnings before income taxes:

                                                1999        1998
                                                ----        ----
Earnings before interest and income            $40,117     $35,942
taxes
Investment Income                                  690         458
Interest expense                                 5,347       5,029
                                               -------     -------
Earnings before income taxes                   $35,460     $31,371
                                               =======     =======

*In the first quarter of 1999, the gain on the divestiture of the Company's perishable cargo business and charges related to certain assets were recorded at the corporate level. See Note 4 in the Notes to Condensed Consolidated Financial Statements.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Carlisle Companies Incorporated achieved record first quarter sales of $390.0 million and net earnings of $21.8 million or $0.71 a share, diluted. First quarter sales increased 7% over 1998 sales of $363.1 million, reflecting strong sales in automotive components and market gains in the industrial components segment.

Net earnings for the first quarter are up 15% over 1998 earnings of $19.0 million, or $0.62 a share. Included in this quarter's earnings is a pretax gain of approximately $16.6 million, due to the reduction of the Company's interest in its perishable cargo business, in both the leasing operations and the container manufacturing operations. Excluding this gain, the impact of this divestiture on anticipated 1999 net earnings, is a reduction of approximately $.06 a share. In conjunction with the implementation of the 1999 business plan, the Company completed certain product line realignments, manufacturing improvements and facility relocations and upgrades at its operating businesses resulting in a $15.9 million pretax charge to earnings for the write-off of certain machinery and equipment and intangible assets. These charges will result in reduced depreciation and amortization, generating an earnings gain of approximately $1.6 million, or $.05 per share, that will be recognized ratably over the remainder of 1999. These two items resulted in a net increase to first quarter earnings per share of $.01 a share. In addition, through the implementation of various tax strategies, net earnings for the first quarter reflects a reduction in the Company's effective tax rate from 39.5% to 38.5%. The positive impact to net earnings resulting from this change is $0.3 million or $.01 a share. Net earnings for the first quarter 1999, before the effect of the net gain, impairment charges, and tax rate change, would be $21.0 million or $0.69 a share, an 11% increase over 1998 earnings. The increase in earnings reflects the increased level of sales and operational improvements versus first quarter last year.

Construction Materials segment sales of $76.3 million are up 10% over 1998 sales of $69.4 million. Domestic roofing sales remain strong and the Company's TPO and FleeceBACK product lines have been well received into the market. The unusually good first quarter results in 1998, due to favorable weather conditions, overshadow the 1999 sales gains achieved by this segment. First quarter earnings before interest and taxes ("EBIT") of $8.3 million are up 3% from $8.1 million in 1998. First quarter 1999 EBIT reflects unrecovered raw material price increases and a higher percentage of lower margin insulation sales versus first quarter last year.

Industrial Components segment sales increased 4%, over 1998, to $145.1 million. The increase is primarily due to expanded sales of tire and wheel assemblies. Sales of the Company's cable assembly operation were above 1998, driven by two acquisitions made during 1998. These sales gains were dampened by a major customer's implementation of lean manufacturing methods and are expected to return to normal levels in the second half of the year. The Company also announced the 5-year extension of its supply contract with Boeing for the supply of its patented Tufflite 2000, which will be used on all Next-Generation 737 and 757 single-aisle airplanes. This segment's industrial friction and off-highway brake businesses have been negatively impacted by the slowdown in the agriculture and mining industries. Segment EBIT of $20.4 million increased 12% over 1998 EBIT of $18.2 million. This increase primarily reflects the sales changes in each of this segment's businesses, as well as lower raw material costs and operational efficiencies achieved by the tire and wheel operations. A changing product mix and new product introductions negatively impacted the Company's off-highway brake operations. Increased EBIT in the cable assembly operations were slightly offset by lower aerospace sales volumes for the quarter. In January of 1999, the tire and wheel operation completed the acquisition of Global Manufacturers Corporation, a leading manufacturer of stamped wheel components, supplying the aftermarket, and Acro Coat, Inc., an affiliated powder coating business.

Automotive Components segment sales increased 20% over 1998 to $81.9 million, reflecting robust demand at all OEMs, and the continued ramp-up of programs that were delayed due to the GM strike in the summer of 1998. This segment reported EBIT of $6.6 million, an increase of 10% over first quarter 1998. The aggressive build levels and rapid ramp-up of various programs, which have required the Company to adjust labor and production requirements, resulted in inefficiencies, which have negatively impacted EBIT.

Sales in the General Industry (All Other) category of $86.7 million increased slightly over first quarter 1998 sales. Sales gains at the Company's stainless processing equipment, specialty trailer and foodservice operations offset lower volumes at the container manufacturing operations, due to the planned shutdown. EBIT of $7.5 million is up 7% over 1998, reflecting operational improvements in the processing equipment and foodservice businesses.

Working capital of $249.7 million at March 31, 1999, compared to $223.2 million at December 31, 1998 and $152.6 million at March 31, 1998. The increase is due to debt reductions, net of cash, as well as the seasonal buildup of receivables and inventory.

Backlog of $236.5 million at March 31, 1999 is up 18% over March 31,1998, excluding the one-time contract at the container manufacturing operations, reflecting stronger positions at all of the Company's major operations.

During the last several years, and in the normal course of business, Carlisle has replaced a substantial portion of its older computer software and systems with new systems that are Year 2000 compliant. With respect to the remaining information systems, as well as the Company's embedded technology, the Company has adopted a program (involving both internal personnel and third-party consultants) of (i) assessment, (ii) remediation, and (iii) authentication. At this time, the Company has substantially completed the assessment phase and is pursuing appropriate remedial action for the systems determined to be noncompliant. The authentication phase includes simulated testing in a Year 2000 environment. The estimated cost of the Company's completed and remaining efforts is not expected to exceed $500,000.

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

                           PART II. OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)        Exhibits applicable to the filing of this report are as follows:

  (12)     Ratio of Earnings to Fixed Charges.

  (27) Financial Data Schedule as of March 31, 1999 and for the three months ended March 31, 1999.

(b)        Report on Form 8-K:

On February 11, 1999, the Company filed with the Commission a Current Report on Form 8-K dated January 28, 1999 describing the sale by the Company of a 51% membership interest in Container Leasing International, LLC to MAC Reefers, Inc.

                                    SIGNATURE

       Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             Carlisle Companies Incorporated


Date MAY 10, 1999                            By /s/ JOHN S. BARSANTI
                                                ----------------------------
                                                John S. Barsanti
                                                Vice President,
                                                and Chief Financial Officer