Form 10-Q
period 1999-06-30
CARLISLE COMPANIES INC
filed 1999-08-12
CIK 790051

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
(Mark One)
                     QUARTERLY REPORT PURSUANT TO SECTION 13
  [X]            OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          JUNE 30, 1999
                              -------------------------------------------------

                                       OR

                    TRANSITION REPORT PURSUANT TO SECTION 13
  [  ]          OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ____________________

Commission file number                   1-9278
                      ----------------------------------------
                    CARLISLE COMPANIES INCORPORATED
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         DELAWARE                                  31-1168055
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
Yes X   No__

Shares of common stock outstanding at August 1, 1999       30,177,433
                                                          -----------

                          PART I. FINANCIAL INFORMATION

                CARLISLE COMPANIES INCORPORATED AND SUBSIDIARIES
                  Condensed Consolidated Statements of Earnings
            Three Months and Six Months ended June 30, 1999 and 1998
                (Dollars in thousands, except per share amounts)
                                   (unaudited)

                                                      Three Months               Six Months
                                                        June 30,                   June 30,
                                                 1999          1998            1999          1998
                                              ---------      ---------      ---------      ---------

Net Sales ...............................     $ 425,813      $ 395,580      $ 815,837      $ 758,670
Cost and expenses:
  Cost of goods sold ....................       327,712        307,217        633,113        591,752
  Selling and administrative ............        44,248         40,451         87,193         80,558
  Research and development ..............         4,052          4,192          7,977          8,078
Gain on divestiture of business($16,600),
 net of other charges ($15,900) .........          --             --              685           --
Other income & expense, net .............           502          1,771          2,181          3,151
                                              ---------      ---------      ---------      ---------
Earnings before interest & taxes ........        50,303         45,491         90,420         81,433
Interest, net ...........................        (4,778)        (4,891)        (9,435)        (9,462)
                                              ---------      ---------      ---------      ---------
Earnings before income taxes ............        45,525         40,600         80,985         71,971
Income taxes ............................        17,527         16,049         31,179         28,441
                                              ---------      ---------      ---------      ---------
Net earnings ............................     $  27,998      $  24,551      $  49,806      $  43,530
                                              ---------      ---------      ---------      ---------
                                              ---------      ---------      ---------      ---------
Average shares outstanding - basic ......        30,178         30,181         30,181         30,179
Basic earnings per share ................     $     .93      $     .81      $    1.65      $    1.44
                                              ---------      ---------      ---------      ---------
                                              ---------      ---------      ---------      ---------
Average shares outstanding - diluted ....        30,651         30,725         30,644         30,730

Diluted earnings per share ..............     $     .91      $     .80      $    1.62      $    1.42
                                              ---------      ---------      ---------      ---------
                                              ---------      ---------      ---------      ---------

Dividends declared and ..................     $   .1600      $   .1400      $   .3200      $   .2800
paid per share                                ---------      ---------      ---------      ---------
                                              ---------      ---------      ---------      ---------





See accompanying notes to interim financial statements.

                CARLISLE COMPANIES INCORPORATED AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                       June 30, 1999 and December 31, 1998
                  (Dollars in thousands, except share amounts)

                                                               JUNE 30,          Dec. 31,
                                                                 1999             1998
                                                              ---------          --------
ASSETS                                                       (unaudited)

CURRENT ASSETS
 Cash and cash equivalents ............................     $     6,651      $     3,883
 Receivables, less allowances of $5,300 in
  1999 and $4,864 in 1998 .............................         265,445          225,348
 Inventories ..........................................         206,927          193,650
 Deferred income taxes ................................          20,291           26,040
 Prepaid expenses and other ...........................          34,472           29,604
                                                             -----------     -----------
  TOTAL CURRENT ASSETS ................................         533,786          478,525
                                                             -----------     -----------

PROPERTY, PLANT AND EQUIPMENT .........................         635,848          630,573
 Less accumulated depreciation ........................         291,512          275,804
                                                             -----------     -----------
  NET PROPERTY, PLANT AND EQUIPMENT ...................         344,336          354,769
                                                             -----------     -----------

OTHER ASSETS
 Patents and other intangibles ........................         146,284          139,744
 Investments and advances to affiliates ...............          14,251           34,892
 Receivables and other assets .........................          16,061           14,922
 Deferred Income Tax ..................................          24,622             --
                                                             -----------     -----------
  TOTAL OTHER ASSETS ..................................         201,218          189,558
                                                             -----------     -----------
                                                             $1,079,340      $ 1,022,852
                                                             -----------     -----------
                                                             -----------     -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Short-term debt, including current maturities ........      $   22,171      $    31,241
 Accounts payable .....................................         116,753          101,859
 Accrued expenses .....................................         138,589          122,237
                                                             -----------     -----------
  TOTAL CURRENT LIABILITIES ...........................         277,513          255,337
                                                             -----------     -----------

LONG-TERM LIABILITIES
 Long-term debt .......................................         280,171          273,521
 Product warranties and other liabilities .............          75,314           87,089
                                                             -----------     -----------
  TOTAL LONG-TERM LIABILITIES .........................         355,485          360,610
                                                             -----------     -----------

STOCKHOLDERS' EQUITY:
 Common stock, $1 par value.  Authorized
 100,000,000 shares; issued 39,330,624 shares .........          39,331           39,331
 Additional paid-in capital ...........................           4,834            4,201
 Retained earnings ....................................         510,272          470,117
 Cost of shares in treasury (1999 - 9,153,006
  shares; 1998 - 9,152,167 shares) ....................        (108,095)        (106,744)
                                                             -----------     -----------
  TOTAL STOCKHOLDERS' EQUITY ..........................         446,342          406,905
                                                             -----------     -----------
                                                             $1,079,340      $ 1,022,852
                                                             -----------     -----------
                                                             -----------     -----------

See accompanying notes to interim financial statements

                CARLISLE COMPANIES INCORPORATED AND SUBSIDIARIES
                 Condensed Statements of Consolidated Cash Flows
                     Six Months ended June 30, 1999 and 1998
                             (Dollars in thousands)
                                   (unaudited)

                                                       1999           1998
                                                       ----           ----

OPERATING ACTIVITIES

 Net earnings ................................     $  49,806      $  43,530
 Reconciliation of net earnings to cash flows:
  Depreciation ...............................        21,850         20,056
  Amortization ...............................         3,267          3,686
  (Gain)on sale of business, net of
    other charges ............................          (685)           --
  Changes in assets and liabilities, excluding
   effects of acquisitions and divestitures:
    Current & long-term receivables ..........       (38,162)       (48,203)
    Inventories ..............................        (1,559)        (7,549)
    Accounts payable & accrued expenses ......         6,558         31,041
    Prepaid, deferred & current income taxes .       (20,674)        (3,280)
    Long-term liabilities ....................         1,784         (2,683)
    Other ....................................          (457)           525
                                                   ---------      ---------
Net cash provided by operating activities ....        21,728         37,123
                                                   ---------      ---------

INVESTING ACTIVITIES
 Capital expenditures ........................       (24,324)       (52,297)
 Acquisitions, net of cash ...................       (28,228)       (17,474)
 Sales of property, equipment & business .....        53,830          4,892
 Other .......................................        (7,449)        (1,005)
                                                   ---------      ---------
Net cash used in investing activities ........        (6,171)       (65,884)
                                                   ---------      ---------

FINANCING ACTIVITIES
 Net change in short-term borrowings .........        (9,285)       (13,458)
 Proceeds from long-term debt ................         8,441        100,000
 Reductions of long-term debt ................        (1,577)       (10,605)
 Dividends ...................................        (9,650)        (8,450)
 Purchases of treasury shares ................          (718)       (13,701)
                                                   ---------      ---------
Net cash provided by financing activities ....       (12,789)        53,786
                                                   ---------      ---------

CHANGE IN CASH AND CASH EQUIVALENTS ..........         2,768         25,025

CASH AND CASH EQUIVALENTS
 Beginning of period .........................         3,883          1,732
                                                   ---------      ---------
 End of period ...............................     $   6,651      $  26,757
                                                   ---------      ---------
                                                   ---------      ---------

See accompanying notes to interim financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     Six Months Ended June 30, 1999 and 1998


(1) The accompanying unaudited condensed consolidated financial statements include the accounts of Carlisle Companies Incorporated and its wholly-owned subsidiaries (together, the "Company"). Intercompany transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with
     Article 10-01 of Regulation S-X of the Securities and Exchange Commission and, as such, do not include all information required by generally accepted accounting principles. However, in the opinion of the Company, these financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial statements for the interim period presented herein. Results of operations for the three months and six months ended June 30, 1999 and 1998 are not necessarily indicative of the operating results for the full year.


     While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's 1998 Annual Report to Stockholders.

(2)  The components of inventories are as follows:


                                                   JUNE 30,             Dec. 31,
                                                    1999                  1998
                                                  ---------             --------
                                                              (000)'S

     First-in, first-out (FIFO) costs:
       Finished goods                             $122,402              $113,852
       Work in process                              27,564                24,665
       Raw materials                                70,418                68,979
                                                   -------               -------
                                                  $220,384              $207,496

     Excess of FIFO cost over Last-in,
       First-out (LIFO) inventory value            (13,457)              (13,846)
                                                  --------               -------
     LIFO inventory value                         $206,927              $193,650
                                                  --------               -------
                                                  --------               -------

(3) Diluted earnings per share of common stock are based on the weighted average number of shares outstanding of 30,650,767 for the three months ended June 30, 1999 and 30,644,385 for the six months ended June 30, 1999 assuming the exercise of dilutive stock options.

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

     In conjunction with the implementation of the 1999 business plan, the Company completed certain product line realignments, manufacturing improvements and facility relocations and upgrades at its operating businesses resulting in certain assets that are no longer required or will be reallocated. In the first quarter of 1999, the Company recognized a $15.9 million pretax charge related to these assets. Approximately 75% of this charge related to machinery and equipment primarily associated with the foodservice, roofing, tire and wheel and automotive components manufacturing operations, with the remainder related to goodwill and other intangible assets associated with acquisitions made in prior years. The amount of the charge related to machinery and equipment was determined to be the excess of the recorded values over the estimated fair values. The fair values were determined using estimated market values or projected future discounted cash flows, whichever was deemed appropriate. The charge related to the intangible assets was determined as the excess of the recorded value over the projected future discounted cash flows.

     The net effect of the above items is reflected under the caption "gain on divestiture of business and other charges" on the accompanying Consolidated Statement of Earnings.

(5) Financial information for operations by reportable business segment is included in the following summary:

JUNE 1999 - YTD
SEGMENT INFORMATION



                                     SALES               EBIT                ASSETS
                                     -----               ----                ------

Construction Materials             $187,470          $ 24,965             $  203,017
Industrial Components               288,985            40,383                336,505
Automotive Components               165,347            12,799                225,182
All Other                           174,035            17,910                236,844
Corporate/Eliminations                               * (5,637)                77,792
                                   --------           -------              ---------
                                   $815,837          $ 90,420             $1,079,340
                                   --------          --------             ----------
                                   --------          --------             ----------

JUNE 1998 - YTD
SEGMENT INFORMATION


                                     SALES               EBIT            ASSETS
                                     -----               ----            ------

Construction Materials             $163,290           $23,260           $219,771
Industrial Components               284,022            37,260            306,266
Automotive Components               136,965            10,795            202,170
All Other                           174,393            16,010            240,763
Corporate/Eliminations                                 (5,892)            27,647
                                   --------           -------           --------
                                   $758,670           $81,433           $996,617
                                   --------           -------           --------
                                   --------           -------           --------


Reconciliation of earnings before interest and income taxes to earnings before income taxes:



                                                 1999              1998
                                                 ----              ----
Earnings before interest and income            $90,420           $81,433
taxes
Investment Income                                1,384             1,331
Interest expense                                10,819            10,793
                                                ------            ------
Earnings before income taxes                   $80,985           $71,971
                                               -------           -------
                                               -------           -------


*In the first quarter of 1999, the gain on the divestiture of the Company's perishable cargo business and charges related to certain assets were recorded at the corporate level. See Note 4 in the Notes to Condensed Consolidated Financial Statements.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Carlisle Companies Incorporated ("Carlisle" or the "Company") reported record quarterly sales of $426 million and net earnings of $28 million or $.91 per share (diluted) for the second quarter of 1999. For the six-months ended June 30, 1999, sales were $816 million and net earnings were $50 million or $1.62 per share.

Second quarter sales represented an increase of 8% over 1998. Eliminating the impact of the Perishable Cargo operation, which the Company exited in January 1999, sales were up 12%. Higher sales in Construction Materials and Automotive Components were offset slightly by lower sales in Industrial Components.

Second quarter net earnings were above 1998 by 14%. Excluding the Perishable Cargo business, net earnings were up 18%. All segments contributed to this increase.

Six months sales were 8% above 1998. Excluding the Perishable Cargo business, sales were up 10%. Increases in Construction Materials and Automotive Components offset declines in the aerospace wire and friction operations of the Industrial Components segment.

Net earnings for the six months ended June 30, 1999 increased 14%. Excluding the Perishable Cargo business, net earnings were 17% over last year. Carlisle Tire and Wheel, of the Industrial Components segment, led the increase with Carlisle SynTec (Construction Materials) and Carlisle Systems & Equipment
(General Industry) also contributing.

Construction Materials sales of $111 million reflect an 18% increase over 1998. Earnings before interest and taxes ("EBIT") for this segment increased 10%. Domestic roofing sales were up over 1998, with TPO and insulation product lines contributing to the increase. The higher level of lower-margin insulation sales, coupled with raw material price increases, dampened margins for the period. The Company has announced a price increase for EPDM rubber membrane roofing, which will be effective October 1, 1999.

Industrial Components experienced a slight decrease in sales for the quarter with EBIT up 5% on improved margins. Sales and earnings gains at Carlisle Tire and Wheel and the cable assembly operations of Tensolite were offset by lower sales activity of wire at Tensolite, and at the friction and braking systems operations. This decline was due to reduced demand in the aerospace and mining industries, coupled with lower heavy-duty aftermarket sales.

Automotive Components sales increased 22% over 1998 and EBIT increased 27%. 1998 results were negatively impacted by the strike at General Motors. Strong demand at the automotive OEM assembly plants continued through the second quarter. Absorption improvements were partially offset by continued operational inefficiencies due to the high production volume requirements.

The General Industry (All Other) segment reported sales of $87 million, down slightly from 1998 second quarter. After eliminating the sales of the Perishable Cargo operation, sales of this segment were up 19% over the second quarter of 1998. EBIT increased 38% excluding the Perishable Cargo operation. Increased sales and operational improvements at Scherping Systems, the Company's cheese systems operations, and Walker Stainless' in-plant processing equipment operations contributed to the higher sales and earnings of this segment. Trail King, the Company's specialized trailer operation, remains strong, particularly in the construction market, aided by increased spending on state and federal highway projects. The foodservice operations continue to show improvement in sales and earnings.

The Company announced the acquisition of Johnson Truck Bodies, a manufacturer of fiberglass custom truck bodies serving the foodservice distribution market and the emerging market for on-line ordering of food for delivery to homes. This business will be reported in the All Other/General Industry segment. The impact of this acquisition was not material in the quarter. The Company continues to evaluate complementary and supplementary acquisitions in each of its business segments.

Cash generated from operations was $22 million for the first six months of 1999 compared to $37 million for the same period of 1998. The decrease is attributable to the payment of deferred taxes associated with the divestiture of the Company's Perishable Cargo business in the first quarter of 1999. Working capital was $256 million at June 30, 1999, compared to $250 million at March 31, 1999 and $251 million at June 30, 1998. Working capital turnover increased from
6.31 turns in 1998 to 6.65 turns in 1999. Capital expenditures of $24.3 million are down significantly from the unusually high expenditures made in 1998.

Backlog of $229 million at June 30, 1999 is up 11% over June 30, 1998, excluding the one-time contract at the container manufacturing operations. Stronger backlog positions at the Automotive Components business, Scherping Systems, as well as the addition of Johnson Truck Bodies, are the main reasons for the increase. Also, the backlog shows continued weak aerospace wire purchases as well as soft friction and off highway brake business.

During the last several years, and in the normal course of business, Carlisle has replaced a substantial portion of its older computer software and systems with new systems that are Year 2000 compliant. With respect to the remaining information systems, as well as the Company's embedded technology, the Company has adopted a program (involving both internal personnel and third-party consultants) of (i) assessment, (ii) remediation, and (iii) authentication. At this time, the Company has completed the assessment phase and has substantially completed the remediation phase. The Company is pursuing appropriate remedial action for the systems determined to be noncompliant. The authentication phase, which includes simulated testing in a Year 2000 environment, will continue throughout 1999. The estimated cost of the Company's completed and remaining efforts is not expected to exceed $500,000.

Carlisle has a formal communication program with its significant suppliers and large customers which will conclude in the third quarter of 1999. As part of this program, Carlisle has, and will continue to (1) evaluate the supplier's year 2000 compliance plans and state of readiness and (2) determine whether a year 2000-related event will impede the ability of a particular supplier to continue to provide goods and services. Contingency plans will be adopted for any significant supplier that does not provide an appropriate and timely response to Carlisle or if the results of a risk assessment identify a business process at risk of a Year 2000 failure.

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


                           PART II. OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders.

(a)       The Company's 1999 Annual Meeting of Shareholders was held on April
          20, 1999.

(b) At the 1999 Annual Meeting of Shareholders, the election of three directors were approved as follows:

      DIRECTOR             FOR         AGAINST      WITHHELD          NON-VOTE
      --------             ---         -------      --------          --------

Henry J. Forrest        39,981,403        --          217,376        13,753,932
Peter L.A. Jamieson     39,975,442        --          223,337        13,753,932
Peter F. Krogh          39,977,230        --          221,549        13,753,932

(c) At the 1999 Annual Meeting of Shareholders, a proposal to amend the Company's Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 50,000,000 to 100,000,000 shares was approved as follows:

                                   FOR        AGAINST     WITHHELD     NON-VOTE
                                   ---        -------     --------     --------

Proposal to Amend                38,539,509   1,280,872    378,398   13,753,932
Certificate of Incorporation

Item 5.  Other Information.

On August 4, 1999, Carlisle Companies Incorporated ("Carlisle" or the "Company") entered into a Letter of Intent (the "Letter of Intent") with

Titan International, Inc. ("Titan") pursuant to which, and subject to the terms and conditions set forth therein, Titan will merge (the "Merger") with a wholly-owned subsidiary of Carlisle. The closing of the Merger will be held as soon as practicable following the execution and delivery of a definitive merger agreement (the "Definitive Agreement"). Titan and Carlisle have agreed to work diligently and in good faith toward the execution and delivery of the Definitive Agreement within 45 days of the date of the Letter of Intent. The consummation of the Merger will be subject to and conditioned upon, among other things, (i) the execution of a mutually acceptable Definitive Agreement and the compliance with or satisfaction or waiver of the terms and conditions thereof; (ii) the completion of due diligence investigation by Titan and Carlisle; (iii) the receipt of all material consents and approvals, including from regulatory agencies (domestic or foreign), necessary to consummate the Merger in conformity with applicable law (domestic or foreign), agreements and orders (domestic or foreign) without the necessity of making any changes to the business of Titan and Carlisle as they currently exist; (iv) the approval of the Board of Directors and stockholders of each of Titan and Carlisle of the Definitive Agreement and the transactions contemplated thereby; (v) the Merger qualifying as a "pooling-of-interests" transaction in accordance with Opinion 16 of the Accounting Principles Board and the receipt by Carlisle of (A) a favorable determination by the Securities and Exchange Commission (the "SEC") to the effect that the Merger qualifies as a "pooling-of-interest" transaction and (B) a "pooling opinion" issued by Carlisle's independent auditors in form and substance satisfactory to Carlisle dated the date of the Registration Statement on Form S-4 (the "Form S-4") and confirmed in writing at the effective time of the Merger; (vi) the effectiveness of the Form S-4 and absence of any stop order issued by the SEC; (vii) the shares of Carlisle Common Stock (defined below) issuable in connection with the Merger being approved for listing on the New York Stock Exchange ("NYSE"), subject only to official notice of issuance; and (viii) the absence of any changes having or reasonably likely to have a material adverse effect on the business, properties, operations, prospects or conditions (financial or otherwise) of Titan and its subsidiaries, or Carlisle and its subsidiaries.

Upon consummation of the Merger, each share of common stock, no par value ("Titan Common Stock") of Titan issued and outstanding immediately prior to the Merger will be converted into the right to receive the fraction of one share of common stock, par value $1.00 per share ("Carlisle Common Stock"), of Carlisle (the "Exchange Ratio") equal to the quotient obtained by dividing (i) $17 by
(ii) the average of the closing price per share of Carlisle Common Stock on the NYSE (as reported in THE WALL STREET JOURNAL) on each of the 15 consecutive trading days immediately preceding the second trading day prior to the actual date of the special meeting of Carlisle's stockholders with respect to the transactions contemplated by the Merger (the "Average Closing Price"), provided that the Exchange Ratio will be no less than .3242 and no more than .3652, even if the Average Closing Price exceeds $52.43 or is less than $46.55, respectively. In the event that the Average Closing Price is (A) less than $40.00, Titan may, at its option, terminate the Merger or (B) greater than $60.00, Carlisle may, at its option, terminate the Merger, in each case without further liability to the other party.

In connection with the Letter of Intent, Carlisle entered into a separate voting agreement, dated as of August 4, 1999 (the "Voting Agreements"), with each of MascoTech, Inc., 399 Venture Partners, Inc., Maurice M. Taylor, Jr. and Anthony L. Soave, owning in the aggregate 7,772,942 shares of Titan Common Stock representing approximately 37% of the issued and outstanding shares of Titan Common Stock. The purpose of the Voting Agreements and the transactions contemplated thereby is to ensure approval of the Merger. The foregoing description of the Letter of Intent is qualified in its entirety by reference to the text of such agreement, which is filed as an exhibit to this Form 10-Q and is incorporated by reference herein.

Item 6.   Exhibits and Reports on Form 8-K


(a)  Exhibits applicable to the filing of this report are as follows:

     (2) Letter of Intent, dated August 4, 1999 between Carlisle Companies, Incorporated and Titan International, Inc.

     (12) Ratio of Earnings to Fixed Charges.

     (27) Financial Data Schedule as of June 30, 1999 and for the six months ended June 30, 1999.

     (99) Press Release, dated August 4, 1999.

(b)  Report on Form 8-K:

      No reports on Form 8-K were filed during the quarter for which this report on Form 10-Q is filed.

                                                        SIGNATURE


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                Carlisle Companies Incorporated




Date       August 12, 1999                      By:  /s/JOHN S. BARSANTI
     -------------------------------               ----------------------------
                                                    John S. Barsanti
                                                    Vice President,
                                                    and Chief Financial Officer

                                                                       EXHIBIT 2





                         Carlisle Companies Incorporated
                            250 South Clinton Street
                            Syracuse, New York 13202




                                 August 4, 1999


CONFIDENTIAL

Titan International, Inc.
2701 Spruce Street
Quincy, IL 62301

Attention:  Maurice M. Taylor, Jr.,
            President and Chief Executive Officer

Dear Mr. Taylor:

This letter (this "Letter") will confirm the discussions between Carlisle Companies Incorporated ("Buyer") and Titan International, Inc. ("Seller"), with respect to the proposed merger (the "Merger") involving Seller and an entity to be formed by Buyer (the "Merger Sub"). The Merger shall be made upon the following terms and subject to the following conditions:

1.  PRICE AND STRUCTURE OF THE TRANSACTION.

Subject to the terms and conditions set forth herein, on the Closing Date (as defined below), the Merger Sub and Seller shall engage in a merger qualifying as a "tax-free" reorganization under Section 368 of the Internal Revenue Code of 1986, as amended (the "Code"). Upon consummation of the Merger, each share of common stock, no par value ("Seller Common Stock"), of Seller issued and outstanding immediately prior to the Merger shall be converted into right to receive the fraction of one share of common stock, par value $1.00 per share ("Buyer Common Stock"), of Buyer (the "Exchange Ratio") equal to the quotient obtained by dividing (i) $17 by (ii) the average of the closing price per share of Buyer Common Stock on the New York Stock Exchange ("NYSE") (as reported in THE WALL STREET JOURNAL) on each of the 15 consecutive trading days immediately preceding the second trading day prior to the actual date of the special meeting of Buyer's stockholders with respect to the transactions contemplated by the Merger (the "Average Closing Price"); PROVIDED, HOWEVER, that the Exchange Ratio shall be no less than .3242 and no more than .3652, even if the Average Closing Price exceeds $52.43 or is less than $46.55, respectively. In the event that the Average Closing Price is (i) less than $40.00, Seller may, at its option, terminate the Merger or (ii) greater than $60.00, Buyer may, at its option, terminate the Merger, in each case without further liability to the other party. The Exchange Ratio shall be calculated and rounded to the nearest 1/10,000th of a decimal place.
No fractional shares of Buyer Common Stock shall be issued pursuant to the Merger. In lieu of the issuance of any fractional share of Buyer Common Stock pursuant to the Merger, cash adjustments shall be paid to holders in respect of any fractional shares of Buyer Common Stock that would otherwise be issuable, and the amount of such cash adjustment shall be equal to the product of such fractional amount and the Average Closing Price of Buyer
Common Stock for the first five trading days commencing on and immediately following the Closing Date.

Upon consummation of the Merger, all obligations of Seller under issued and outstanding options, warrants and other rights to acquire or receive Seller Common Stock (the "Seller Options") shall be transferred to and assumed by Buyer as options to purchase shares of Buyer Common Stock. Following the effective time of the transactions contemplated by the Merger (the "Effective Time"), each such Seller Option shall be exercisable upon the same terms and conditions as then are applicable to such Seller Option, except that (i) each such Seller Option shall be exercisable for that number of shares of Buyer Common Stock equal to the product obtained by multiplying the number of shares of Seller Common Stock that were issuable upon exercise in full of such assumed Seller Option immediately prior to the Effective Time by the Exchange Ratio, rounded down to the nearest whole number of shares of Buyer Common Stock and (ii) the per share exercise price for the shares of Buyer Common Stock issuable upon exercise of such Seller Option shall be equal to the quotient obtained by dividing the exercise price per share of Seller Common Stock at which such Seller Option were exercisable immediately prior to the Effective Time by the Exchange Ratio, rounded up to the nearest whole cent. Seller and Buyer shall cooperate and take all actions that are reasonably necessary and within Seller's control to (A) comply with the provisions of this paragraph and (B) avoid any "excess parachute payment" (as contemplated by Section 280G of the Code) with respect to such options.

2.  SIGNING AND CLOSING.

The closing of the Merger shall be held as soon as practicable following the execution and delivery of a definitive merger agreement (the "Definitive Agreement"), at a time and place to be mutually agreed upon by Seller and Buyer (the "Closing Date"). The parties agree to work diligently and in good faith toward the execution and delivery of the Definitive Agreement within 45 days of the date hereof (the "Target Date"). The consummation of the Merger shall be subject to and conditioned upon, among other things, (i) the execution of a mutually acceptable Definitive Agreement and the compliance with or satisfaction or waiver of the terms and conditions thereof on or before the Closing Date;
(ii) the completion of due diligence investigation by Seller and Buyer as described further in paragraph 3 below; (iii) the receipt of all material consents and approvals, including from regulatory agencies (domestic or foreign), necessary to consummate the Merger in conformity with applicable law (domestic or foreign), agreements and orders (domestic or foreign) without the necessity of making any changes to the business of Buyer or Seller as they currently exist; (iv) the approval of the Board of Directors and stockholders of each of Seller and Buyer of the Definitive Agreement and the transactions contemplated thereby; (v) the Merger qualifying as a "pooling-of-interests" transaction in accordance with Opinion 16 of the Accounting Principles Board and the receipt by Buyer of (A) a favorable determination by the Securities and Exchange Commission

(the "SEC") to the effect that the Merger qualifies as a "pooling-of-interest" transaction and (B) a "pooling opinion" issued by Buyer's independent auditors in form and substance satisfactory to Buyer dated the date of the Registration Statement on Form S-4 (the "Form S-4") and confirmed in writing at the Effective Time; (vi) the Form S-4 shall have become effective in accordance with the provisions of the Securities Act of 1933, as amended (the "Securities Act"), and no stop order shall have been issued by the SEC with respect thereto; (vii) the shares of Buyer Common Stock issuable in connection with the Merger shall have been approved for listing on the NYSE, subject only to official notice of issuance; and (viii) the absence of any changes having or reasonably likely to have a material adverse effect on the business, properties, operations, prospects or conditions (financial or otherwise) of Seller and its subsidiaries, or Buyer and its subsidiaries, in each case, taken as a whole. The shares of Buyer Common Stock to be delivered in connection with the Merger shall be registered with the SEC pursuant to the Form S-4. The Form S-4, which shall include the joint proxy statement/prospectus of Seller and Buyer, shall be mailed to all of the stockholders of Seller and Buyer in connection with their approval of the transactions contemplated by the Merger.

3.  ACCESS TO FACILITIES; DUE DILIGENCE.

From the date hereof to the Expiration Date (as defined in Paragraph 14), each of Seller and Buyer and their respective attorneys, consultants, accountants, lenders and authorized representatives (collectively, the "Representatives"), upon reasonable notice to the other party, shall be afforded full access to the all properties, books, contracts, commitments, records, personnel, agents and representatives of the other party in order to permit it to conduct its due diligence investigation of the other party. It is anticipated that this investigation will include an examination and assessment of future business prospects of the respective parties, including a review of strategic plans, products and financial forecasts. Following receipt of all necessary approvals under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, Buyer and its Representatives shall also be permitted to contact suppliers, customers and others having business relations with Seller in connection with such investigation upon reasonable prior notice to Seller.

4.  CONDUCT OF BUSINESS PENDING CLOSING.

From the date hereof until the Expiration Date, Seller shall continue to operate its business in the usual and ordinary course (including, without limitation, the payment of dividends in accordance with past practice), shall refrain from entering into any material contracts or agreements, other than in accordance with past practice, making any material capital expenditures (not approved by Seller's Board of Director prior to the date hereof) or significant organizational or personnel changes (including the sale or purchase of any significant assets or business segments, other than in the ordinary course) and shall use all reasonable efforts to preserve the goodwill of its customers, employees, independent contractors, suppliers and others with whom Seller has business relations.

5.  NO SOLICITATION.

For the period from the date hereof until the Target Date, or such longer period as the parties hereto may agree in writing (the "Nonsolicitation Period"), Seller and each of its officers, directors, attorneys, accountants and other representatives acting within the scope of their authority shall refrain, directly or indirectly, from soliciting, initiating, inducing or otherwise encouraging (i) inquiries or proposals from, (ii) an offer to be made by or
(iii) discussions with any party other than Buyer with respect to the sale of any of the capital stock or business of Seller or any of its assets (other than sales of assets in ordinary course of business). Notwithstanding the foregoing provisions of this paragraph 5, Seller's Board of Directors shall be free to take any action or authorize the taking of any action with respect to unsolicited (and only unsolicited) inquiries, proposals or offers, including, without limitation, responding thereto and providing information to third parties in connection therewith, as may be required in the exercise of their fiduciary duties to Seller or its stockholders; PROVIDED, HOWEVER, that, as a condition to taking any such action, Seller must have received from any such third party an executed confidentiality agreement in customary form on terms not less favorable to Seller than the confidentiality provisions set forth in that certain Confidentiality Agreement, dated the date hereof, by and between Seller and Buyer (the "Confidentiality Agreement"). Seller shall promptly inform Buyer in writing of any such inquiry (including the name of any such third party). The foregoing shall in no way limit Seller's obligations to Buyer hereunder, including, without limitation, under paragraph 10 below.

6.  DEFINITIVE AGREEMENT.

The obligations of Seller and Buyer are expressly subject to the negotiation and execution of the Definitive Agreement in form and substance satisfactory to each party and their respective counsel. The Definitive Agreement shall contain representations, warranties, covenants, agreements, conditions, termination provisions and indemnities as are customary in public merger agreements of this type.

7.  VOTING AGREEMENT.

Seller acknowledges that in order to insure that the Merger will be consummated as intended and as an inducement to Buyer entering into this Letter, each of MascoTech., Inc., 399 Venture Partners, Inc., Maurice M. Taylor, Jr. and Anthony
L. Soave (the "Granting Stockholders"), holding in the aggregate approximately 37% of all the issued and outstanding shares of Seller Common Stock, shall execute and deliver to Buyer a voting agreement/irrevocable proxy (the "Voting Agreement") in the form attached hereto as EXHIBIT A upon Seller's execution of this Letter.

8.  CONFIDENTIALITY.

In the event of the termination of this Letter or the transactions contemplated hereby, all information acquired by either party or their respective employees, agents or Representatives of the business of the other party hereto shall be held in accordance with the terms and provisions of the Confidentiality Agreement, which terms and provisions are incorporated herein in their entirety and constitute a part hereof.

9.  CERTAIN REPRESENTATIONS, WARRANTIES AND AGREEMENTS.

Each of Seller and Buyer represents and warrants to the other that its most recent Annual Report on Form 10-K and each report or document filed with the SEC since such date (which constitute all of the documents and reports such party was required to file with the SEC since such date) as of their respective dates ("Public Filings"), complied in all material respects with the applicable requirements of the Securities Act, the Securities Exchange Act of 1934, as amended, and the rules and regulations under each such Act, and none of such filings contained as of such date any untrue statement of a Material fact or omitted to state a Material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading. To the best of each party's knowledge, since March 31, 1999, neither Seller nor Buyer has incurred any undisclosed Material liability or obligation of any kind. For the purposes of this paragraph 9, "Material" shall mean material to Seller or Buyer, as the case may be, and their respective subsidiaries taken as a whole.

Each party agrees to take all such actions as may be required under its charter documents and the laws of its jurisdiction of incorporation to facilitate the consummation of the Merger, including, without limitation, obtaining all approvals and consents as may be required under relevant control share acquisition statutes or similar laws.

10.  TERMINATION FEE.

If (i) prior to the Expiration Date, Seller enters into an agreement or series of agreements with a third party or its affiliates, for the sale (without regard to the form of sale) of all or a substantial portion of the assets, stock or business of Seller, with any party other than Buyer, or breaches its obligations set forth in paragraph 5 above or (ii) within six months of the Expiration Date, Seller enters into an agreement or series of agreements with a third party or its affiliates, for the sale (without regard to the form of sale) of all or a substantial portion of the assets, stock or business of Seller, then upon execution and delivery of any such agreement contemplated by clause (i) or (ii) above or a breach of paragraph 5 above, Seller shall (unless Buyer shall have breached its representations and warranties provided in paragraph 9 above) pay to Buyer a termination fee of $20,000,000 in cash, as liquidated damages.

If prior to the Expiration Date, Buyer determines not to enter into the Definitive Agreement, other than as a result of (i) discovery during its due diligence investigation of facts, circumstances or events which have had or could have a material adverse effect on the (A) the business, properties, operations, prospects or condition (financial or otherwise) of Seller and its subsidiaries, taken as a whole, which are not set forth in Seller's Public Filings in reasonable detail or (B) the ability of Seller to perform or meet its obligations under or pursuant to the Merger Agreement or the Granting Stockholders under or pursuant to the Voting Agreements (ii) the failure (A) of Buyer and Seller to, in good faith, reach an agreement with respect to the terms and conditions of the Definitive Agreement prior to the Expiration Date or (B) of the conditions to Buyer's consummation of the Merger contemplated hereby or in the Definitive Agreement to be met or (iii) a breach by Seller or any of its affiliates, employees or Representatives of any provision of the Letter, including, without limitation, the provisions of paragraph 5 above or Seller's representations and warranties provided in paragraph 9 above, Buyer shall, promptly following the Expiration Date, pay to Seller a termination fee of $5,000,000, as liquidated damages. Notwithstanding any provision of the first paragraph of this paragraph 10, in the event Buyer is obligated to pay Seller such $5,000,000 termination fee then from and after such time Seller shall no longer be obligated under the provisions of the first paragraph of this paragraph 10.

11.  EXPENSES.

Except as provided in paragraph 10, each party will pay its own professional fees and expenses in connection with the Merger.

12.  PUBLIC DISCLOSURE.

The parties shall consult with each other and agree on the desirability, timing and substance of any press release or public announcement or publicity statement or other disclosures to the public relating to the proposed transaction. Subject to applicable law, neither of the parties shall issue such public disclosure without the prior agreement of the other party hereto as to the time of the issuance, extent of distribution and form and substance of such public disclosure; PROVIDED, HOWEVER, that immediately following the execution and delivery of this Letter the parties shall issue a joint press release in the form of EXHIBIT B hereto.

13. EFFECT OF THIS LETTER.

Except for the provisions of paragraphs 3, 5, 7, 8, 10, 11 and 12 above, this paragraph 13 and paragraphs 15 and 16 below, this Letter is not intended to be and is not a binding contract between us, but is a statement of our good faith, mutual intent and understanding as of this date to proceed with the Merger contemplated hereby on the terms outlined in this Letter. With respect to provisions hereof other than paragraphs 3, 5, 7, 8, 10, 11 and 12 above, this paragraph 13 and paragraphs 15 and 16 below, the parties will be jointly bound only in accordance with the terms and conditions contained in the executed Definitive Agreement.

14.  EXPIRATION.

This Letter (other than the provisions of paragraphs 8, 10 and 11 above) shall expire upon the termination of the Nonsolicitaion Period set forth in paragraph 5 above (the "Expiration Date").

15.  CERTAIN STATE LAW MATTERS.

Seller hereby represents and warrants to Buyer that it has taken all such actions required by law or its Certificate of Incorporation or Bylaws so that no state takeover, control share acquisition or other law (including, without limitation, under the Illinois Business Corporation Act) that purports to limit or restrict mergers or other business combinations or the ability to acquire or vote shares are applicable to any of (i) the execution of this Letter, the Definitive Agreement or the Voting Agreements, (ii) the Merger or (iii) the transactions contemplated by the Merger, the Voting Agreements or hereby.

16.  MISCELLANEOUS.

This Letter (i) may be executed in counterparties, each of which shall be deemed to be an original, but all of which shall constitute one and the same document and (ii) shall be construed in accordance with the laws of the State of New York without regard to the conflict of law principles thereof.

Please indicate your agreement with the terms and conditions of this Letter and your good faith intention to enter into a Definitive Agreement by signing and returning one copy of this Letter to the undersigned, whereupon we shall proceed promptly with the preparation of a Definitive Agreement.

We look forward to working with you toward a successful closing.

                                               Very truly yours,




                                               CARLISLE COMPANIES INCORPORATED


                                               By: /s/STEPHEN P. MUNN
                                               ----------------------------
                                                   Name: Stephen P. Munn
                                                  Title: Chairman and Chief
Agreed to this 4th day of                                Executive Officer
August, 1999

TITAN INTERNATIONAL, INC.


By: /s/MAURICE M. TAYLOR, JR.
-----------------------------
     Name: Maurice M. Taylor, Jr.
     Title: President and Chief Executive Officer

                                                                      Exhibit 12





                       RATIO OF EARNINGS TO FIXED CHARGES


      The following table sets forth the Company's ratio of earnings to fixed charges for periods indicated:


                              6 Months
                                ENDED             YEAR ENDED DECEMBER 31,
                                          ----------------------------------------
                               6/30/99    1998     1997     1996     1995     1994
                               -------    ----     ----     ----     ----     ----

Ratio of Earnings to
   Fixed Charges                 7.73     5.19     7.47     8.70     9.73     9.89

      For purposes of computing the ratio of earnings to fixed charges, earnings are defined as earnings before income taxes plus fixed charges. Fixed charges consist of interest expense (including capitalized interest) and the portion of rental expense that is representative of the interest factor (deemed to be one-third of minimum operating lease rentals). The earnings to fixed charges calculation reflects the Company's proportionate share of income, expense and fixed charges attributable to the Company's investment in majority-owned unconsolidated subsidiaries and joint ventures.

                                                                   Exhibit 27

                         CARLISLE COMPANIES INCORPORATED
                             FINANCIAL DATA SCHEDULE

        This schedule contains Summary Financial Information extracted from the Financial Statements of Carlisle Companies Incorporated for the six month period ending June 30, 1999, and is qualified in its entirety by reference to such Financial Statements.
                                 Period 6 months
                        Fiscal Year End December 31, 1999
                          Period Start January 1, 1999
                            Period End June 30, 1999

                        (In thousands except share data)

Item Number           Item Description                                  Amount
-----------           -----------------                                -------

5-02(1)               cash and cash items                           $    6,651

5-02(2)               marketable securities                                  0

5-02(3)(a)(1)         notes and accounts receivable -
                       trade                                           265,445

5-02(4)               allowances for doubtful accounts                   5,300

5-02(6)               inventory                                        206,927

5-02(9)               total current assets                             533,786

5-02(13)              property, plant and equipment                    635,848

5-02(14)              accumulated depreciation                         291,512

5-02(18)              total assets                                   1,079,340

5-02(21)              total current liabilities                        277,513

5-02(22)              bonds, mortgages and similar debt                280,171

5-02(28)              preferred stock - mandatory redemption                 0

5-02(29)              preferred stock - no mandatory redemption              0

5-02(30)              common stock                                      39,331

5-02(31)              other stockholders' equity                       407,101


Item Number           Item Description                                  Amount
-----------           ----------------                                  ------
5-02(32)              total liabilities and stockholders' equity    $1,079,340

5-03(b)1(a)           net sales of tangible products                   815,837

5-03(b)1              total revenues                                   815,837

5-03(b)2(a)           cost of tangible goods sold                      633,113

5-03(b)2              total costs and expenses
                       applicable to sales and revenues                728,283

5-03(b)3              other costs and expenses                           2,866

5-03(b)5              provision for doubtful accounts
                       and notes                                           539

5-03(b)8              interest and amortization of
                       debt discount                                     9,435

5-03(b)(10)           income before taxes and other
                       items                                            80,985

5-03(b)(11)           income tax expense                                31,179

5-03(b)(14)           income/loss continuing operations                 49,806

5-03(b)(15)           discontinued operations                                0

5-03(b)(17)           extraordinary items                                    0

5-03(b)(18)           cumulative effect - changes in
                       accounting principles                                 0

5-03(b)(19)           net income or loss                                49,806

5-03(b)(20)           earnings per share - basic                          1.65

5-03(b)(20)           earnings per share - diluted                        1.62

                                                                      Exhibit 99




NEWS RELEASE
CSL990015
                                                                 8/4/99 1: 16 PM

(CSL) CARLISLE COMPANIES TO ACQUIRE TITAN INTERNATIONAL, INC.

SYRACUSE, NEW YORK, August 4, 1999 ...... Carlisle Companies Incorporated
(NYSE:CSL) and Titan International, Inc. (NYSE:TWI) jointly announced today that the two companies have entered into a letter of intent providing for the merger of Titan into Carlisle Companies in a transaction valued at approximately $600 million including the assumption of debt.

Upon consummation of the merger, each share of Titan's common stock issued and outstanding immediately prior to the merger will be converted into the right to receive the fraction of one share of Carlisle's common stock equal to the quotient obtained by dividing (i) $17 by (ii) the average of the closing price per share of Carlisle's common stock on the New York Stock Exchange on each of the 15 consecutive trading days immediately preceding the second trading day prior to the actual date of the special meeting of Carlisle's stockholders with respect to the transactions contemplated by the merger, subject to a maximum and minimum exchange ratio of .3652 and .3242, respectively. The letter of intent has been approved by the Board of Directors of Titan.

In connection with the execution of the letter of intent, certain of Titan=s stockholders, holding in the aggregate approximately 37% of Titan's outstanding common stock, have entered into voting agreements with Carlisle pursuant to which such stockholders have agreed to vote their shares of Titan's common stock in favor of the proposed merger.

The proposed merger is conditioned upon execution and delivery of a definitive merger agreement, completion of due diligence, approval by the Boards of Directors and the stockholders of both Carlisle and Titan of the proposed merger and the definitive merger agreement, procurement of applicable regulatory approval, the proposed merger qualifying as a "pooling-of-interest" transaction, and other customary conditions to closing and may be terminated under certain circumstances. Titan has agreed not to solicit competing offers for a period of 45 days and to pay a termination fee of $20,000,000 under certain circumstances.

Maurice M. Taylor, Jr., Titan's President and CEO, said, "This merger is a great opportunity for both Carlisle and Titan. Carlisle is a well-established company and Titan is a young aggressive company whose new LSW technology in the off-highway wheel and tire business is, I believe, ready to take the market by storm. As the largest individual investor in Titan, there comes a time to look at the big picture and this merger is a better way to advance Titan's goals and to strengthen its outlook for the future. My experience is primarily in engineering and sales. Steve Munn is much stronger in the financial area than I am, and he's also one heck of a salesman. Together we should be quite a team in the industry." Stephen P. Munn, Carlisle's Chairman and CEO, said, "This merger is a unique opportunity for our two companies to bring outstanding technology, a more favorable cost basis, a broader product line, and a more enhanced global presence with better service to the customer base within the tire and wheel industry. We are most enthusiastic about this transaction and excited about the future opportunities."

Carlisle is a diversified manufacturer of products serving four major markets: construction materials, automotive components, industrial components and general industry.

Titan International is a leading global manufacturer of wheel and tire assemblies serving the agricultural, construction and consumer markets. Titan has manufacturing and distribution facilities throughout the United States, Europe and South America.



CONTACT:                            John S. Barsanti
                                    Vice President and Chief Financial Officer
                                    (315) 474-2500


sjf\sec\10q-2nd.99