Form 10-Q
period 1999-09-30
CARLISLE COMPANIES INC
filed 1999-11-12
CIK 790051

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
(Mark One)
                      QUARTERLY REPORT PURSUANT TO SECTION 13
   [X]            OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1999

                                       OR

                     TRANSITION REPORT PURSUANT TO SECTION 13
   [ ]            OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ____________________


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
Yes |X|   No |_|

Shares of common stock outstanding at November 1, 1999   30,128,916

                          PART I. FINANCIAL INFORMATION

                CARLISLE COMPANIES INCORPORATED AND SUBSIDIARIES
                  Condensed Consolidated Statements of Earnings
         Three Months and Nine Months ended September 30, 1999 and 1998
                (Dollars in thousands, except per share amounts)
                                   (unaudited)

                                                Three Months                   Nine Months
                                                September 30,                  September 30,
                                            1999            1998            1999            1998
                                        -----------     -----------     -----------     -----------
Net Sales                               $   400,855     $   377,985     $ 1,216,692     $ 1,136,655
Cost and expenses:
  Cost of goods sold                        310,928         296,037         944,040         887,789
  Selling and administrative                 42,516          39,291         129,709         119,849
  Research and development                    3,908           4,146          11,886          12,224
Gain on divestiture of
business($16,600),                             --              --               685            --
 net of other charges ($15,900)
Other income & expense, net                   1,513           3,573           3,694           6,724
                                        -----------     -----------     -----------     -----------
Earnings before interest & taxes             45,016          42,084         135,436         123,517
Interest, net                                (4,893)         (5,213)        (14,328)        (14,675)
                                        -----------     -----------     -----------     -----------
Earnings before income taxes                 40,123          36,871         121,108         108,842
Income taxes                                 15,447          14,551          46,626          42,992
                                        -----------     -----------     -----------     -----------
Net earnings                            $    24,676     $    22,320     $    74,482     $    65,850
                                        ===========     ===========     ===========     ===========
Average shares outstanding - basic           30,178          30,182          30,180          30,180
Basic earnings per share                $       .82     $       .74     $      2.47     $      2.18
                                        ===========     ===========     ===========     ===========
Average shares outstanding - diluted         30,616          30,616          30,636          30,690

Diluted earnings per share              $       .81     $       .73     $      2.43     $      2.15
                                        ===========     ===========     ===========     ===========

Dividends declared and
  paid per share                        $       .18     $       .16     $       .50     $       .44
                                        ===========     ===========     ===========     ===========

See accompanying notes to interim financial statements.

                CARLISLE COMPANIES INCORPORATED AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                    September 30, 1999 and December 31, 1998
                  (Dollars in thousands, except share amounts)

                                                   SEPTEMBER 30,      Dec. 31,
                                                       1999             1998
                                                    -----------     -----------
ASSETS                                              (unaudited)
CURRENT ASSETS
 Cash and cash equivalents                          $    10,721     $     3,883
 Receivables, less allowances of $4,359 in
  1999 and $4,864 in 1998                               258,772         225,348
 Inventories                                            211,088         193,650
 Deferred income taxes                                   20,319          26,040
 Prepaid expenses and other                              37,450          29,604
                                                    -----------     -----------
  TOTAL CURRENT ASSETS                                  538,350         478,525
                                                    -----------     -----------

PROPERTY, PLANT AND EQUIPMENT                           643,556         630,573
 Less accumulated depreciation                          301,167         275,804
                                                    -----------     -----------
  NET PROPERTY, PLANT AND EQUIPMENT                     342,389         354,769
                                                    -----------     -----------

OTHER ASSETS
 Patents and other intangibles                          144,789         139,744
 Investments and advances to affiliates                  14,828          34,892
 Receivables and other assets                             7,227          14,922
 Deferred Income Tax                                     25,930            --
                                                    -----------     -----------
  TOTAL OTHER ASSETS                                    192,774         189,558
                                                    -----------     -----------
                                                    $ 1,073,513     $ 1,022,852
                                                    ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Short-term debt, including current maturities      $     3,120     $    31,241
 Accounts payable                                       109,368         101,859
 Accrued expenses                                       140,987         122,237
                                                    -----------     -----------
  TOTAL CURRENT LIABILITIES                             253,475         255,337
                                                    -----------     -----------

LONG-TERM LIABILITIES
 Long-term debt                                         281,533         273,521
 Product warranties and other liabilities                74,594          87,089
                                                    -----------     -----------
  TOTAL LONG-TERM LIABILITIES                           356,127         360,610
                                                    -----------     -----------

STOCKHOLDERS' EQUITY:
 Common stock, $1 par value.  Authorized
 100,000,000 shares; issued 39,330,624 shares            39,331          39,331
 Additional paid-in capital                               4,862           4,201
 Retained earnings                                      529,510         470,117
 Cost of shares in treasury (1999 - 9,201,708
  shares; 1998 - 9,148,198 shares)                     (109,792)       (106,744)
                                                    -----------     -----------
  TOTAL STOCKHOLDERS' EQUITY                            463,911         406,905
                                                    -----------     -----------
                                                    $ 1,073,513     $ 1,022,852
                                                    ===========     ===========

See accompanying notes to interim financial statements.

                CARLISLE COMPANIES INCORPORATED AND SUBSIDIARIES
                 Condensed Statements of Consolidated Cash Flows
                  Nine Months ended September 30, 1999 and 1998
                             (Dollars in thousands)
                                   (unaudited)

                                                         1999           1998
                                                       ---------      ---------
OPERATING ACTIVITIES
 Net earnings                                          $  74,482      $  65,850
 Reconciliation of net earnings to cash flows:
  Depreciation                                            32,191         29,822
  Amortization                                             5,223          5,511
  (Gain)on sale of business, net of
    other charges                                           (685)          --
  Changes in assets and liabilities, excluding
   effects of acquisitions and divestitures:
    Current & long-term receivables                      (35,871)       (52,616)
    Inventories                                           (6,111)       (13,277)
    Accounts payable & accrued expenses                      663         16,885
    Prepaid, deferred & current income taxes             (20,868)         1,461
    Long-term liabilities                                  1,309         (1,889)
    Other                                                    745          1,623
                                                       ---------      ---------
Net cash provided by operating activities                 51,078         53,370
                                                       ---------      ---------

INVESTING ACTIVITIES
 Capital expenditures                                    (33,383)       (72,720)
 Acquisitions, net of cash                               (28,228)       (19,974)
 Sales of property, equipment & business                  54,828          4,855
 Other                                                       127         (3,675)
                                                       ---------      ---------
Net cash used in investing activities                     (6,656)       (91,513)
                                                       ---------      ---------

FINANCING ACTIVITIES
 Net change in short-term borrowings                     (28,365)       (13,458)
 Proceeds from long-term debt                             10,000        100,000
 Reductions of long-term debt                             (1,744)       (10,719)
 Dividends                                               (15,089)       (13,278)
 Purchases of treasury shares                             (2,386)       (13,750)
                                                       ---------      ---------
Net cash provided by financing activities                (37,584)        48,795
                                                       ---------      ---------

CHANGE IN CASH AND CASH EQUIVALENTS                        6,838         10,652

CASH AND CASH EQUIVALENTS
 Beginning of period                                       3,883          1,732
                                                       ---------      ---------
 End of period                                         $  10,721      $  12,384
                                                       =========      =========

See accompanying notes to interim financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  Nine Months Ended September 30, 1999 and 1998

(1) The accompanying unaudited condensed consolidated financial statements include the accounts of Carlisle Companies Incorporated and its wholly-owned subsidiaries (together, the "Company"). Intercompany transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with Article 10-01 of Regulation S-X of the Securities and Exchange Commission and, as such, do not include all information required by generally accepted accounting principles. However, in the opinion of the Company, these financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial statements for the interim period presented herein. Results of operations for the three months and nine months ended September 30, 1999 and 1998 are not necessarily indicative of the operating results for the full year.


         While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's 1998 Annual Report to Stockholders.

(2)      The components of inventories are as follows:

                                                       SEPTEMBER 30,       Dec. 31,
                                                           1999              1998
                                                         --------          --------
                                                                  (000)'S
         First-in, first-out (FIFO) costs:
           Finished goods                                $130,202          $113,852
           Work in process                                 28,343            24,665
           Raw materials                                   65,770            68,979
                                                         --------          --------
                                                         $224,315          $207,496

         Excess of FIFO cost over Last-in,
           First-out (LIFO) inventory value               (13,227)          (13,846)
                                                         --------          --------
         LIFO inventory value                            $211,088          $193,650
                                                         ========          ========

(3) Diluted earnings per share of common stock are based on the weighted average number of shares outstanding of 30,615,712 for the three months ended September 30, 1999 and 30,635,996 for the nine months ended September 30, 1999 assuming the exercise of dilutive stock options.

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

        In conjunction with the implementation of the 1999 business plan, the Company completed certain product line realignments, manufacturing improvements and facility relocations and upgrades at its operating businesses. As a result, in the first quarter of 1999, the Company recognized a $15.9 million pretax charge related to certain assets that were no longer required and were reallocated. Approximately 75% of this charge related to machinery and equipment primarily associated with the foodservice, roofing, tire and wheel and automotive components manufacturing operations, with the remainder related to goodwill and other intangible assets associated with acquisitions made in prior years. The amount of the charge related to machinery and equipment was determined to be the excess of the recorded values over the estimated fair values. The fair values were determined using estimated market values or projected future discounted cash flows, whichever was deemed appropriate. The charge related to the intangible assets was determined as the excess of the recorded value over the projected future discounted cash flows.

        The net effect of the above items is reflected under the caption "gain on divestiture of business and other charges" on the accompanying Consolidated Statement of Earnings.

(5) Financial information for operations by reportable business segment is included in the following summary:

SEPTEMBER 1999 - YTD
SEGMENT INFORMATION

                                      Sales             Ebit            Assets
                                    ----------       ----------       ----------
Construction Materials              $  301,366       $   44,749       $  207,242
Industrial Components                  408,974           52,694          332,503
Automotive Components                  237,148           16,070          223,136
All Other                              269,204           30,301          237,850
Corporate/Eliminations                                 *(8,378)           72,782
                                    ----------       ----------       ----------
                                    $1,216,692       $  135,436       $1,073,513
                                    ==========       ==========       ==========

SEPTEMBER 1998 - YTD
SEGMENT INFORMATION

                                     Sales             EBIT            Assets
                                  -----------       -----------      -----------
Construction Materials            $   270,965       $    40,404      $   227,349

Industrial Components                 398,508            50,881          311,393
Automotive Components                 196,970            12,243          209,980
All Other                             270,212            27,130          249,228
Corporate/Eliminations                                   (7,141)           9,655
                                  -----------       -----------      -----------
                                  $ 1,136,655       $   123,517      $ 1,007,605
                                  ===========       ===========      ===========

Reconciliation of earnings before interest and income taxes to earnings before income taxes:

                                                          1999            1998
                                                        --------        --------
Earnings before interest and income                     $135,436        $123,517
taxes
Investment Income                                          1,944           1,991
Interest expense                                          16,272          16,666
                                                        --------        --------
Earnings before income taxes                            $121,108        $108,842
                                                        ========        ========

*In the first quarter of 1999, the gain on the divestiture of the Company's perishable cargo business and charges related to certain assets were recorded at the corporate level. See Note 4 in the Notes to Condensed Consolidated Financial Statements.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Carlisle Companies Incorporated ("Carlisle" or the "Company") reported record third quarter sales of $401 million, up 6% over 1998, and net earnings of $25 million or $.81 per share (diluted), an increase of 11% versus third quarter 1998. Increased earnings over 1998, in Construction Materials, Systems and Equipment (included in General Industry) and Automotive Components were partially offset by lower earnings in the Industrial Components segment, resulting primarily from reduced demand for aircraft wire.

For the nine-month period ended September 30, 1999, sales rose 7% to $1.2 billion and net earnings increased 13%, to $74 million or $2.43 per share, over the same period in 1998. The Automotive Components and Construction Materials segments, and Carlisle Systems and Equipment were the leading contributors to the sales gain. Carlisle Tire and Wheel, of the Industrial Components segment, led the earnings increase with Carlisle SynTec (Construction Materials), Carlisle Systems & Equipment (General Industry), and Carlisle Engineered Products (Automotive Components) contributing to the positive results.

On a comparable basis, after eliminating the impact of the Perishable Cargo business, which the Company exited in January 1999, third quarter sales and earnings increased 12% and 16%, respectively, over the third quarter of 1998. For the nine-month period ended September 30, 1999, comparable sales increased 11% and net earnings increased 16% over last year.

Construction Materials sales of $114 million is a 6% increase over 1998. Earnings before interest and taxes ("EBIT") for this segment increased 16%. Domestic roofing sales were up over 1998, with TPO and insulation product lines contributing to the increase. Operating margins of 17% were higher than third quarter 1998 due to improved performances at the insulation operation plus warranty expense reduction as a result of favorable weather conditions and improved technology. The operational improvements achieved in the insulation and roofing businesses offset margin reductions due to product mix, raw material price increases and competitive pricing. Also, during the quarter, the Company recognized a gain on the sale of certain assets associated with its metal roofing business, which was divested in 1997.

Industrial Components experienced a 5% increase in sales for the quarter while EBIT declined 10% versus third quarter 1998. Operating margins were lower than the same period in 1998, as a result of lower volumes at the Tensolite and Industrial Brake and Friction operations, coupled with weaker market conditions in lawn and garden. The aerospace wire business at Tensolite continues to be impacted by inventory reductions at one of its customers. The heavy duty friction operations' sales benefited from record truck build levels offset by lower heavy-duty aftermarket sales, while the braking operations experienced reduced demand from the mining and oil exploration industries.

Automotive Components third quarter sales increased 20% over 1998 and EBIT more than doubled for the same period versus 1998. Strong demand at the automotive OEM assembly plants continued through the third quarter. The Company has made strides in improving its earnings during the third quarter, by overcoming operational inefficiencies it has experienced throughout the year. The auto manufacturers and the U.A.W. have reached contract agreement, which removes a major cause for uncertainty in this segment.

The General Industry (All Other) segment reported sales of $95 million, down slightly versus 1998 third quarter. After eliminating the sales of the Perishable Cargo business, sales of this segment were up 27% over the third quarter of 1998 and EBIT increased 31%. The acquisition of Johnson Truck Bodies, a manufacturer of home delivery grocery vehicles, in May of 1999, has contributed favorably to this segment's results in both sales and earnings. The Company's cheese systems operations, Scherping Systems, and Walker Stainless' in-plant processing equipment operations produced stronger sales performances over 1998 and have implemented operational improvements resulting in healthier earnings at both companies. The Company's foodservice operations experienced a strong sales quarter, and were able to capitalize on operational improvements to increase earnings year over year. Trail King, the Company's specialized trailer operation, posted favorable sales gains as highway spending continues.

The Letter of Intent providing for the merger of Titan International Inc. into Carlisle expired on September 18, 1999. There have not been any meaningful discussions between the parties since that date and none are planned.
Carlisle will continue its disciplined acquisition efforts, with a focus on good candidates that will increase the value of a Carlisle shareholding, and has redeployed its activities accordingly.

Cash generated from operations for the third quarter was $29 million, an increase of $13 million over third quarter 1998. For the first nine months, cash generated from operations was $51 million compared to $53 million for the same period of 1998. The slight decrease is attributable to improved earnings, higher depreciation and amortization, and the change in receivables, offset by the payment of deferred taxes associated with the divestiture of the Perishable Cargo business in the first quarter of 1999.

Carlisle's consolidated backlog of $218 million at September 30, 1999 is down 15% versus September 30, 1998. The majority of the unfavorable comparison includes the effect of a major contract in 1998 at the now divested Perishable Cargo business. On a comparable basis the decline was 4%. Stronger backlog positions have been experienced at the Systems and Equipment businesses with Scherping Systems, and the addition of Johnson Truck Bodies showing the largest gains. Tensolite continues to be impacted by weak aerospace wire purchases. In September, a moderate decline was encountered by Carlisle Tire and Wheel in the lawn and garden market.

During the last several years, and in the normal course of business, Carlisle has replaced a substantial portion of its older computer software and systems with new systems that are Year 2000 compliant. With respect to the remaining information systems, as well as the Company's embedded technology, the Company has adopted a program (involving both internal personnel and third-party consultants) of (i) assessment, (ii) remediation, and (iii) authentication. At this time, the Company has completed the assessment and remediation phases. The authentication phase, which includes simulated testing in a Year 2000 environment, will continue throughout 1999. The estimated cost of the Company's completed and remaining efforts is not expected to exceed $500,000.

Carlisle has a formal communication program with its significant suppliers and large customers. As part of this program, Carlisle has, and will continue to (1) evaluate the supplier's year 2000 compliance plans and state of readiness and
(2) determine whether a year 2000-related event will impede the ability of a particular supplier to continue to provide goods and services. Contingency plans have or will be adopted for any significant supplier that does not provide an appropriate and timely response to Carlisle or if the results of a risk assessment identify a business process at risk of a Year 2000 failure.

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

                           PART II. OTHER INFORMATION

Item 4.      Exhibits and Reports on Form 8-K


(a)          Exhibits applicable to the filing of this report are as follows:

      (12)   Ratio of Earnings to Fixed Charges.

      (27) Financial Data Schedule as of September 30, 1999 and for the nine months ended September 30, 1999.

(b)          Report on Form 8-K:

    No reports on Form 8-K were filed during the quarter for which this report on Form 10-Q is filed.

                                    SIGNATURE


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                Carlisle Companies Incorporated


Date NOVEMBER 12, 1999                          By: /s/ JOHN S. BARSANTI
                                                   ----------------------------
                                                   John S. Barsanti
                                                   Vice President,
                                                   and Chief Financial Officer