Form 10-K
period 1999-12-31
CARLISLE COMPANIES INC
filed 2000-03-09
CIK 790051

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                          Commission file number 1-9278

                         CARLISLE COMPANIES INCORPORATED
             (Exact name of registrant as specified in its charter)

           DELAWARE                                     31-1168055
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

250 SOUTH CLINTON STREET, SUITE 201, SYRACUSE, NEW YORK   13202-1258      (315) 474-2500
(Address of principal executive office, including zip code)              (Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
Common stock, $1 par value                      New York Stock Exchange
Preferred Stock Purchase Rights                 New York Stock Exchange

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---     ---

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      As of February 24, 2000, 30,232,491 shares of common stock of the registrant were outstanding; the aggregate market value of the shares of common stock of the registrant held by non-affiliates was approximately $913,759,218 based upon the closing price of the common stock on the New York Stock Exchange on February 24, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 20, 2000 are incorporated by reference in Part III.

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

         Sales of the Company's products are reported by distribution to the following four industry segments: Construction Materials, Industrial Components, Automotive Components and General Industry (All Other). The principal products, services and markets or customers served in each of the industry segments include:

CONSTRUCTION MATERIALS. The principal products of this segment are rubber, plastic and FleeceBACK-TM- sheeting used predominantly on non-residential flat roofs and related roofing accessories, including flashings, fasteners, sealing tapes, coatings and waterproofings. The markets served include new construction, re-roofing and maintenance of low slope roofs, water containment, HVAC sealants, and coatings and waterproofings.

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

GENERAL INDUSTRY (ALL OTHER). The principal products of this segment include commercial and institutional plastic foodservice permanentware and catering equipment, fiber glass and composite material trays and dishes, ceramic tableware, specialty rubber and plastic cleaning brushes, stainless steel processing equipment and their related process control systems, specialty trailers and standard and custom-built high payload trailers and dump bodies, refrigerated truck bodies and perishable cargo container leasing. Customers include food service distributors, restaurants, dairy product processors and distributors, heavy equipment and truck dealers, home delivery distributors, shipping lines and commercial haulers.

         The amount of total revenue contributed by the products or services in each industry segment for each of the last three fiscal years is as follows (in millions):

                                             1999           1998          1997
                                             ----           ----          ----
Construction Materials                    $  405.4       $  371.5       $  316.6
Industrial Components                        527.9          510.8          396.9
Automotive Components                        314.3          272.0          241.3
General Industry - All Other                 363.7          363.2          305.7
-----------------------------------       --------       --------       --------

Total                                     $1,611.3       $1,517.5       $1,260.5

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

         In each industry segment, satisfactory supplies of raw materials and adequate sources of energy essential for operation of the Company's businesses have generally been available to date. Uncertain economic conditions, however, could cause shortages of some basic materials, particularly those which are petroleum derivatives (plastic resins, synthetic rubber, etc.) and used in the Construction Materials, Industrial Components, Automotive Components and General Industry (All Other) segments. The Company believes that energy sources are secure and sufficient quantities of raw materials can be obtained through normal sources to avoid interruption of production in 2000.

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

         In each industry segment, the Company is engaged in businesses, and its products serve markets, that generally are highly competitive. Product lines serving most markets tend to be price competitive and all lines also compete on service and product performance. Except for Automotive Components, no industry segment is dependent upon a single customer, or a few customers, the loss of which would have a material adverse effect on the segment. Sales to its largest customer represented 25.6% of total Automotive Components segment sales in 1999.

         Order Backlog was $228.0 million at December 31, 1999, $262.1 million at December 31, 1998, and $281.6 million at December 31, 1997.

         Research and Development expenses were $15.8 million in 1999, compared to $16.2 million in 1998, and $15.8 million in 1997.

         The Company employs approximately 10,290 persons on a full-time basis.

         The businesses of the Construction Materials, Automotive Components and General Industry (All Other) segments are generally not seasonal in nature. Within the Industrial Components segment, distribution of lawn and garden products generally reach peak sales volume during the first two quarters of the year. The businesses of all four segments are affected by the state of the general economy.

         In 1999, the Company completed the following acquisitions. In January, the Company acquired the assets of Global Manufacturers Corporation, a manufacturer of wheel centers, hub covers, bumpers and brackets for the OEM and auto aftermarkets. In May, the Company acquired the assets of Johnson Welding & Manufacturing Co. (d/b/a Johnson Truck Bodies), a manufacturer of custom refrigerated truck bodies sold to the home delivery, dairy, convenience food store and other niche delivery markets. In November, the Company acquired certain assets of Innovative Engineering Limited, a cheese process engineering business located in Cambridge, New Zealand. In December, the Company acquired
(i) the assets of Marko International, Inc. a manufacturer of table coverings, table skirting and relating accessories for the foodservice industry and (ii) certain assets of Cragar Industries relating to its steel outer rim and accessory business. The Company also entered into an exclusive license to manufacture and sell CRAGAR brand custom wheels.

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

         Information on the Company's revenues, earnings and identifiable assets by industry segment for the last three fiscal years is as follows:

(In Thousands)                                1999            1998            1997
                                              ----            ----            ----
Sales to Unaffiliated Customers(1)
         Construction Materials            $ 405,387       $ 371,547       $ 316,597
         Industrial Components               527,902         510,780         396,941
         Automotive Components               314,246         271,955         241,283
         General Industry (All Other)        363,721         363,212         305,729

Earnings before interest and
     income taxes
         Construction Materials            $  58,195       $  53,030       $  49,120
         Industrial Components                66,001          61,261          47,509
         Automotive Components                21,212          17,638          18,633
         General Industry (All Other)         40,429          38,166          30,142
         Corporate(2)                        (11,200)        (10,110)        (13,290)

Identifiable Assets
         Construction Materials            $ 229,905       $ 218,045       $ 174,157
         Industrial Components               333,401         319,519         278,458
         Automotive Components               209,653         213,900         178,206
         General Industry (All Other)        262,435         262,393         215,777
         Corporate(3)                         45,268           8,995          14,618

(1) Intersegment sales or transfers are not material.
(2) Includes general corporate and idle property expenses.
(3) Consists primarily of cash and cash equivalents, facilities, and other invested assets.

ITEM 2.  PROPERTIES

         The following table sets forth certain information with respect to the principal properties and plants of the Company as of December 31, 1999:

-------------------------------------------------------------------------------------------------------------------------
                                O - OFFICE                                                 APPROXIMATE
                                M - MANUFACTURING                                          FLOOR SPACE    APPROXIMATE
 PRINCIPAL PRODUCT OR ACTIVITY  W -  WAREHOUSING    LOCATION          OWNED OR LEASED       (SQ. FT.)       ACREAGE
-------------------------------------------------------------------------------------------------------------------------
Corporate headquarters                 O          Syracuse, NY        Leased to 2005            15,500         -
                                     O,M,W        Zevenaar, Holland   Owned                     26,000         1
                                                                                        ---------------------------------
                                                                                                41,500         1
                                                                                        ---------------------------------

-------------------------------------------------------------------------------------------------------------------------
Elastomeric membranes and            O,M,W        Carlisle, PA        Owned                    557,474        79
related roofing products             O,M,W        Greenville, IL      Owned                    165,430        35
                                     O,M,W        Sapulpa, OK         Owned                     34,503         -
                                     O,M,W        Wylie, TX           Owned                     44,000         6
                                     O,M,W        Senatobia, MS       Owned                     54,500         -
                                     O,M,W        Bloemedalerweg,
                                                    Netherlands       Leased to 2004           175,000         -
                                       W          Bloemedalerweg,
                                                    Netherlands       Leased to 2004            30,000         -
                                       O          Denver, CO          Leased to 2001             2,139         -
                                       O          Mississauga, Canada Leased to 2002             1,860         -
                                       O          Portland, ME        Leased to 2002             5,205         -
                                       O          Sutton Courtney, UK Leased to 2003             1,000         -
                                       W          Greenville, IL      Leased to 2003            40,000         -
                                       O          Akron, OH           Leased to 2001             9,600         -
                                       W          Greenville, IL      Leased to 2000            25,500         -
                                       M          Kingston, NY        Leased to 2000            50,000         -
                                       W          Carlisle, PA        Leased to 2001            49,600         -
                                       O          Bloomsburg, PA      Leased to 2002               500         -
                                       M          Franklin Park, IL   Leased to 2004           265,000         -
                                       M          Kingston, NY        Leased to 2004           168,000         -
                                       O          Plano, TX           Leased to 2004            26,878         -
                                       O          Sewickley, PA       Leased to 2000            27,852         -
                                       O          Chicago, IL         Leased to 2000             3,000         -
                                     O,M,W        Fontana, CA         Leased to 2001            72,587         -
                                      O,W         Kennesaw, GA        Leased to 2002            10,720         -
                                                                                        ---------------------------------
                                                                                             1,820,348        120
                                                                                        ---------------------------------

-------------------------------------------------------------------------------------------------------------------------

Small pneumatic tires and            O,M,W        Carlisle, PA        Owned                    640,609        31
tubes; stamped and                   O,M,W        Aiken, SC           Owned                    420,500        18
roll-formed wheels                   O,M,W        Point Fortin,       Owned                    167,604         -
                                                  Trinidad, W.I.
                                     O,M,W        Long Beach, CA      Owned                     60,000         3
                                       M          Milwaukee, WI       Owned                     99,000         -
                                     O,M,W        Ontario, CA         Owned                     60,000         -
                                     O,M,W        Lenexa, KS          Leased to 2001           112,900         6
                                       W          Los Angeles, CA     Leased to 2000             8,000         -
                                       M          Los Angeles, CA     Leased to 2003            21,000         -
                                       W          Los Angeles, CA     Leased to 2003            16,800         1
                                       M          Los Angeles, CA     Leased to 2003            20,515         2
                                       O          Los Angeles, CA     Leased to 2003            10,000         -
                                       W          Lakeland, FL        Leased to 2003            18,750         -
                                       W          Springfield, TN     Leased to 2004            56,000         -
                                       W          Spokane, WA         Leased to 2000            16,000         -
                                       M          Stow, OH            Leased to 2000            20,000         5
                                      O,W         Mansfield, TX       Leased to 2001            38,160         -
                                       W          Perrysburg, OH      Leased to 2002            64,300         -
                                       W          Villa Rica, GA      Leased to 2002            43,000         -
                                       W          Winnepeg, Manitoba  Leased to 2002            48,800         -
                                       W          Saskatoon,          Leased to 2002            30,200         -
                                                  Saskatchewan
                                       W          Carson, CA          Leased to 2003            84,044         -
                                     O,M,W        Ontario, CA         Leased to 2003            87,143         -
                                       W          Montreal, Canada    Leased to 2004            27,000         -
                                       W          Waterloo, Ontario   Leased to 2007            69,000         -
                                                                                        ---------------------------------
                                                                                             2,239,325        66
                                                                                        ---------------------------------

-------------------------------------------------------------------------------------------------------------------------
Molded plastics products               M          Oklahoma City, OK   Owned                    146,985         8
for commercial food                  O,M,W        Fredonia, WI        Owned                    192,500        12
service; ceramic tableware            O,M         Zanesville, OH      Owned                    125,600        16
                                     O,M,W        Sparta, WI          Owned                     40,000         3
                                       W          Oklahoma City, OK   Leased to 1999           253,760         -
                                       O          Atlanta, GA         Leased to 1999             1,610         -
                                       O          Des Plaines, IL     Leased to 2001             1,462         -
                                       W          Chicago, IL         Leased to 2004            16,000         -
                                      O,W         Charlotte, NC       Leased to 2009           210,560         -
                                                                                        ---------------------------------
                                                                                               988,477        39
                                                                                        ---------------------------------

-------------------------------------------------------------------------------------------------------------------------

Custom-manufactured rubber             M          Middlefield, OH     Owned                    200,581        28
and plastics products,                 M          Crestline, OH       Owned                    172,997        40
including precision-molded             M          Canton, OH          Owned                     87,845        17
engine components and                  M          Lake City, PA       Owned                    100,000        30
blow-molded bumper beams               M          Trenton, SC         Owned                     67,695        10
                                       M          Belleville, MI      Owned                     76,000         5
                                       M          Erie, PA            Owned                     95,800        15
                                       M          Lapeer, MI          Owned                     96,300         6
                                       M          Tuscaloosa, Al      Owned                     67,376        15
                                       O          Chardon, OH         Leased to 2004             8,033         -
                                       W          Canton, OH          Leased to 2000            31,840         -
                                      M,W         Ashtabula, OH       Leased to 2000            30,000         -
                                       O          Livonia, MI         Leased to 2000             2,673         -
                                      M,W         Erie, PA            Leased to 2004           142,000         -
                                       M          Chihuahua, MX       Leased to 2004            50,000         8
                                                                                        ---------------------------------
                                                                                             1,229,140        174
                                                                                        ---------------------------------

-------------------------------------------------------------------------------------------------------------------------

Brake lining for trucks and           O,M         Ridgeway, PA        Owned                    117,300         7
trailers; brakes and                  O,M         Fredericksburg, VA  Owned                     90,042        27
actuation systems;                     O          Charlottesville, VA Owned                     25,000         4
friction products                    O,M,W        Logansport, IN      Owned                    112,200        26
                                     O,M,W        Bloomington, IN     Owned                    250,000        19
                                       W          Lancaster, PA       Leased to 2002            86,000         2
                                      M,W         Stockton, CA        Leased to 2000            27,600         2
                                      O,M         Brantford, Ontario  Leased to 2002            40,000         2
                                      M,W         Pittsburg, KS       Leased to 2004            30,000         3
                                      M,W         Nampa, ID           Leased to 2007           106,400         5
                                                                                        ---------------------------------
                                                                                               884,542        97
                                                                                        ---------------------------------

-------------------------------------------------------------------------------------------------------------------------

Specialized lowbed trailers           O,M         Mitchell, SD        Owned                    245,000        36
for construction and                  O,M         Brookville, PA      Owned                    156,000        22
commercial markets                    O,M         Green Pond, AL      Owned                     49,860        14
                                      M,W         Mitchell, SD        Leased to 2003            14,000         -
                                                                                        ---------------------------------
                                                                                               464,860        72
                                                                                        ---------------------------------

-------------------------------------------------------------------------------------------------------------------------

Liquid Transport tanks               O,M,W        New Lisbon, WI      Owned                    252,850        31
and in-plant processing              O,M,W        Elroy, WI           Owned                     84,300         7
equipment                            O,M,W        Winsted, MN         Owned                    390,894         7
                                     O,M,W        Rice Lake, WI       Leased to 2002           135,000         5
                                     O,M,W        Tavares, FL         Leased to 1999            73,967        12
                                                                                        ---------------------------------
                                                                                               937,011        62
                                                                                        ---------------------------------

-------------------------------------------------------------------------------------------------------------------------

High- and medium-                    O,M,W        St. Augustine, FL   Owned                    166,750        17
temperature insulated                 O,M         Wilmington, MA      Leased to 2000            16,500         -
wire and cable                        O,M         Essex Junction, VT  Leased to 2004            46,000         -
                                                                                        ---------------------------------
                                                                                               229,250        17
                                                                                        ---------------------------------

-------------------------------------------------------------------------------------------------------------------------

Refrigerated marine containers       O,M,W        Green Cove          Leased to 2004           110,000        10
                                                  Springs, FL
-------------------------------------------------------------------------------------------------------------------------
                                                                                             8,944,453        658
                                                                                        ---------------------------------

Total plant space of 8,944,453 sq. ft. is used for:

                                      Owned            Leased            Total
                                      -----            ------            -----
Office                                25,000           117,312           142,312
Manufacturing                      1,210,579           700,915         1,911,494
Warehousing                                0         1,014,594         1,014,594
Combined                           4,503,916         1,372,137         5,876,053
                                   ---------         ---------         ---------
                                   5,739,495         3,204,958         8,944,453
                                   =========         =========         =========

         As of December 31, 1999, an additional 655,825 sq. ft. is leased by the Company, under various agreements, principally for warehousing and distribution. All of the manufacturing and most of the office and warehousing space is of masonry and steel construction and most are equipped with automatic sprinkler systems. Approximately one-third of the owned office, manufacturing and warehousing space has been constructed within the last twenty years; the remaining buildings are from twenty to seventy years old and have been maintained in good condition.

ITEM 3.  LEGAL PROCEEDINGS

         As of December 31, 1999, other than ordinary routine litigation incidental to the business, which is being handled in the ordinary course of business, neither the Company nor any of its subsidiaries is a party to, nor are any of their properties subject to any material pending legal proceedings, nor are any such proceedings known to be contemplated by governmental authorities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

         The Company's common stock is traded on the New York Stock Exchange. As of December 31, 1999, there were 2,546 shareholders of record.

         Quarterly cash dividends paid and the high and low prices of the Company's stock on the New York Stock Exchange in 1999 and 1998 were as follows:

                                  First          Second        Third         Fourth
                                  -----          ------        -----         ------
      1999

      Dividends per share         $.1600         $.1600        $.1800         $.1800

      Stock Price
         High                     $52 15/16      $49 9/16      $51 5/16       $43 1/8
         Low                      $41            $42 1/4       $37 7/16       $30 5/8

      1998

      Dividends per share         $.1400         $.1400        $.1600         $.1600

      Stock Price
        High                      $51 1/4        $53 1/16      $47 15/16      $51 5/8
        Low                       $40 1/16       $39 3/8       $35 1/2        $32 11/16

       ITEM 6.  SELECTED FINANCIAL DATA.

       In thousands except per share data

                                            1999           1998           1997           1996           1995           1994
                                            -----          -----          ----           ----           ----           ----
    SUMMARY OF OPERATIONS

Net sales                                $1,611,256      1,517,494      1,260,550      1,017,495        822,534        692,650
Gross margin                             $  356,989        328,115        286,461        237,698        197,674        176,368
Selling & administrative expenses        $  173,375        160,366        143,246        128,676        109,236        102,992
Research & development                   $   15,762         16,178         15,824         11,900         12,339         11,933
Interest and other expenses, net         $   12,369         11,302         10,607          5,082          3,241          2,652
Net earnings                             $   95,794         84,866         70,666         55,680         44,081         35,568
  Basic earnings per share               $     3.18           2.81           2.34           1.84           1.43           1.17
  Diluted earnings per share             $     3.13           2.77           2.28           1.80           1.41           1.15

FINANCIAL POSITION

Net working capital                      $  300,660        223,188        191,450        175,285        153,709        164,669
Property, plant and equipment, net       $  349,451        354,769        294,165        264,238        193,134        158,238
Total assets                             $1,080,662      1,022,852        861,216        742,463        542,423        485,283
Long-term debt                           $  281,744        273,521        209,642        191,167         72,725         69,148
  % of total capitalization                    37.1           40.2           37.5           38.3           21.0           21.8
Shareholders' equity                     $  478,133        405,435        347,253        307,608        273,257        247,850


OTHER DATA

Average shares outstanding - basic           30,166         30,179         30,235         30,281         30,759         30,519
Average shares outstanding - diluted         30,635         30,674         31,025         30,953         31,266         30,960
Dividends paid                           $   20,511         18,105         15,868         14,129         12,928         11,605
  Per share                              $    0.680          0.600          0.525          0.465          0.420          0.380
Capital expenditures                     $   47,839         95,970         59,531         34,990         37,467         31,082
Depreciation & amortization              $   47,414         45,221         38,755         29,758         23,230         21,940
Shareholders of record                        2,546          2,443          2,068          2,145          2,054          2,350


         All share and per share amounts have been restated to reflect the two-for-one stock split on January 15, 1997.

         Earnings per share amounts prior to 1997 have been restated to comply with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". See the Notes to Consolidated Financial Statements.

   ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Carlisle Companies Incorporated reported sales of $1.611 billion in 1999, up 6%, or $94 million, from 1998 sales of $1.518 billion. The primary contributing factor to this increase was generated through product line expansion and market share gains. In addition, we completed several complementary acquisitions in 1998 and 1999. In 1998, sales increased 20% or $257 million, as a result of internal growth as well as acquisitions made in 1998 and the full year impact of those acquisitions completed in 1997.

         Net earnings in 1999 were $95.8 million, or $3.13 per share, a 13% increase over 1998 net earnings of $84.9 million, or $2.77 per share. Net earnings, in 1998, increased 20%, reflecting not only the increased sales levels, but also cost reductions.

         In January 1999, Carlisle exited its Perishable Cargo business, which impacts the year-to-year comparisons of operating results. After adjusting for the effect of this divestiture, pro-forma sales and net earnings increased 10% and 17%, respectively. The quarterly pro-forma results are shown in Table 1 below.

                                     TABLE 1

                                                                                     Pro-Forma
Sales ($ millions)                                                                    Without
                                    As reported                              Perishable Cargo Operation
                                1999         1998     % change                1999          1998      % change
                                ----         ----     --------                ----          ----      --------
First Quarter                $ 390.0      $ 363.1           7%             $ 375.8       $ 347.0            8%
Second Quarter               $ 425.8      $ 395.6           8%             $ 425.8       $ 380.1           12%
Third Quarter                $ 400.9      $ 378.0           6%             $ 400.9       $ 357.3           12%
Fourth Quarter               $ 394.6      $ 380.8           4%             $ 394.6       $ 361.8            9%
                             -------      -------           --             -------       -------            --
     Total                  $1,611.3     $1,517.5           6%            $1,597.1      $1,446.2           10%

Net Earnings ($ millions)                                                            Pro-Forma
                                                                                     Without
                                      As reported                            Perishable Cargo Operation
                                      -----------                            --------------------------
                                1999         1998     % change                1999          1998      % change
                                ----         ----     --------                ----          ----      --------
First Quarter                  $21.8        $19.0          15%               $21.0         $18.2           15%
Second Quarter                 $28.0        $24.6          14%               $27.8         $23.5           18%
Third Quarter                  $24.7        $22.3          11%               $24.5         $21.2           16%
Fourth Quarter                 $21.3        $19.0          12%               $21.1         $17.9           18%
                               -----        -----          ---               -----         -----           ---
     Total                     $95.8        $84.9          13%               $94.4         $80.8           17%

         Sales and net earnings in 1999 mark the eighth consecutive year of year-to-year improvements. Approximately 70% of this year's growth came from the combination of market growth, product line extensions, market share gains and cost reductions. The strong rebound in the automotive market, the expansion of sales of insulation and thermoplastic polyolefin (TPO) roofing membrane, as well as strong growth in our specialty tire and wheel, systems and equipment, and foodservices businesses are the primary contributors to our 1999 sales increase. Improved operational efficiencies at several operations, along with sales increases, account for the increased earnings from internal operations. Continuing progress was made on the program to improve the profitability of assets employed in the business.

         The effective tax rate was reduced from 39.5% to 38.4%. This reduction was the result of the implementation of various state tax strategies initiated over the last two years.

         During 1999, we completed five complementary acquisitions. We purchased: (1) Global Manufacturing, a manufacturer of stamped steel wheels for industrial and recreational applications and styled steel wheels for the automotive aftermarket (2) Johnson Truck Bodies, a manufacturer of fiber glass custom truck bodies for the delivery of food products to stores and homes, (3) Innovative Engineering Limited, an engineering and equipment supplier of cheese making systems, (4) Marko International, Inc., a supplier of table coverings, table skirtings and other accessories for the foodservice market, and (5) the custom steel wheel business of Cragar Industries, Inc., which produces and markets CRAGAR brand custom steel wheels to the automotive aftermarket.

         Four acquisitions were completed in 1998: (1) Vermont Electromagnetics and (2) Quality Microwave Interconnects, Inc., both manufacturers of specialty cable assemblies and connectors, (3) Industrial Tire Products, Inc., a distributor of industrial and recreational tire and wheel assemblies, and (4) Hardcast Europe BV, a Dutch manufacturer of adhesive and sealant products for the construction market.

OPERATING SEGMENTS

         CONSTRUCTION MATERIALS

         Segment sales grew 9% in 1999 to $405 million, an increase of $33 million over 1998 sales of $372 million. This sales growth resulted from the expansion of insulation and thermoplastic polyolefin (TPO) shipments to the roofing systems market by Carlisle SynTec. Carlisle Coatings & Waterproofing experienced higher sales driven by its tape and sealant products. In 1998, segment sales increased 17% from 1997 sales of $317 million as a result of increased market share and new products.

         Segment earnings were up 10% in 1999 to $58 million, reflecting increased sales levels, improved operational performance and favorable warranty experience, partially offset by the absorption of increased raw material costs and changes in product mix. Also, during 1999, Carlisle SynTec successfully implemented an integrated company-wide information system, which will further improve the efficiencies of this segment. The 1998 segment earnings of $53 million were up 8% over 1997 segment earnings of $49 million, primarily due to increased sales.

         Return on assets improved from 24% to 25% as a result of both increased asset efficiency and profit margins.

         INDUSTRIAL COMPONENTS

         Segment sales were $528 million in 1999, a 3% increase over 1998 sales of $511 million. The primary cause of the increase was the growth of new customers and new products in the specialty tire and wheel business of Carlisle Tire & Wheel, as well as acquisitions that were completed in 1999 and 1998. Decreased customer requirements for aerospace bulk cable negatively impacted Tensolite's sales. Sales at Motion Control Industries and Carlisle Industrial Brake & Friction were down in 1999, due to lower demand in the heavy duty friction aftermarket and off-highway industrial brakes for mining and agricultural applications. In 1998, segment sales increased 29% over 1997 sales of $397 million. The primary cause of this increase was the growth of tire and wheel assemblies, especially to the aftermarket, increased shipment of high performance wire to aircraft manufacturers, and the acquisition of two high speed data cable assembly companies.

         Segment earnings increased 8% to $66 million in 1999. The main factors in the increase were product line extension and operational improvements at our specialty tire and wheel businesses. Offsetting these improvements were lower earnings at our specialty wire and cable business and Carlisle Industrial Brake & Friction due to less robust markets. In 1998, segment earnings of $61 million increased 29% over 1997 segment earnings of $47 million. This earnings growth was consistent with the increase in sales. Return on assets in 1999 increased to 20% from 19% in 1998.

         AUTOMOTIVE COMPONENTS

         In 1999, segment sales increased 16% to $314 million over 1998 sales of $272 million. This growth was the result of a very strong automotive and light truck market coupled with new product introductions. Segment sales were up 13% in 1998, over 1997 sales of $241 million. This increase was due to product line extensions, which were offset by the effects of the General Motors (GM) strike.

         Segment earnings of $21 million represent an increase of 20% over 1998 segment earnings of $18 million. Earnings in 1999 increased due to the impact of the GM strike in 1998 as well as improved product mix. In the fourth quarter, this business was streamlined and an unprofitable operation eliminated. Earnings in 1998 decreased 5% from the 1997 level of $19 million due primarily to the inefficiencies generated by the rapid ramp-up of production for new programs interrupted by the GM strike in 1998. Return on assets improved from 8% in 1998 to 10% in 1999 as asset efficiency increased and profit margins improved.

         GENERAL INDUSTRY (ALL OTHER)

         The General Industry (All Other) segment sales of $364 million were flat with 1998 sales of $363 million. On a pro-forma basis, excluding the effect of the perishable cargo divestiture in January 1999, sales increased 20% over 1998. Sales and earnings at Carlisle Systems & Equipment account for much of this pro-forma increase, due to the acquisition of Johnson Truck Bodies as well as internal growth. Carlisle Transportation Products' sales were up over 1998 primarily due to a strong highway construction market. Higher sales were recorded in our foodservice business due to product line expansions in both international and domestic markets. Carlisle FoodService Products completed the significant upgrade of a new customer service system, as well as opening two new distribution facilities. Segment sales in 1998 were up 19% over 1997 sales of $306 million. This increase was related to higher sales of specialty trailers to construction markets, plastic permanentware to the foodservice industry and refrigerated containers to the shipping industry.

         Segment earnings of $40 million increased 6% over 1998 segment earnings of $38 million. Pro-forma earnings grew 26%, after excluding the perishable cargo business, reflecting primarily the increase in sales in this segment. Earnings in 1998 were up 27% over 1997 earnings of $30 million. This growth was due to the general increase in sales, improved manufacturing efficiencies and increased share of the leasing market in our perishable cargo business. Return on assets increased to 15.4% in 1999, from 14.5% in 1998, as a result of improved profit margins.

FINANCIAL RESULTS

         GROSS MARGIN, expressed as a percent of sales, represents the difference between net sales and cost of goods sold. These margins declined from 22.7% of sales in 1997 to 21.6% in 1998, and increased to 22.2% in 1999. The decline from 1997 to 1998 largely reflects the competitive marketplace and changing mix in Carlisle's total sales. In 1999, improved operational efficiency, as well as improved product mix, accounted for the higher margin rate.

         SELLING AND ADMINISTRATIVE COSTS, expressed as a percent of sales, declined from 11.4% in 1997 to 10.6% in 1998, but increased to 10.8% in 1999, reflecting the continued emphasis on cost control throughout all operations and lower cost structures in Carlisle's overall businesses.

         TOTAL COSTS, which include raw material, manufacturing, selling, general and administrative costs, expressed as a percentage of total sales, have remained fairly consistent, decreasing slightly in 1999 to 89.6% of sales from 90.0% of sales in 1998 and 89.9% of sales in 1997. The improvement in this total cost relationship in 1999 was due to improved operating efficiencies. The 1998 decline from 1997's level of 89.9% percent of sales was due to operational improvements offset by the GM strike and the change in product mix in the construction materials operations.

         INTEREST EXPENSE, NET decreased to $19.2 million in 1999 from $19.7 million in 1998, due to the lower debt levels maintained throughout the year. Planned capital expenditures and acquisitions were financed through internally generated cash flows.

         OTHER, NET decreased to $6.1 million in 1999 due to the reduction of the Company's ownership in its leasing joint venture.

         INCOME TAXES, for financial reporting purposes, decreased in 1999 to an effective tax rate of 38.4%, compared to 39.5% in 1998 and 1997. This reduction was the outcome of the implementation of various state tax strategies developed in previous years.

         RECEIVABLES, of $245 million, reflect an increase of 9% over the 1998 level of $225 million. This increase was in line with the sales growth. The 1998 level of receivables represented a 22% increase over 1997 levels and was primarily the result of higher December sales.

         INVENTORIES, valued primarily by the last-in, first-out (LIFO) method, were $219 million at year-end 1999, a 13% increase over the 1998 year-end level of $194 million. The increase in inventory at year-end was primarily due to higher inventory at specialty tire and wheel and roofing operations in preparation for the spring selling season, as well as from acquisitions made during the current year. The 1998 inventory level increased 7% over 1997, due primarily to acquisitions made during the year.

         CAPITAL EXPENDITURES totaled $48 million in 1999, a significant reduction from the $96 million incurred in 1998. The 1999 level was more consistent with previous levels, which reflects a normalized level of capital spending. The 1998 increase was primarily attributable to investments in production capacity in Mexico, expanded warehousing and distribution facilities for our foodservice operation, increased production capacity for tire and wheel assemblies, specialty trailer products, high speed data wire and cable assemblies, and plant and equipment to manufacture insulation and TPO roofing membranes.

LIQUIDITY, CAPITAL RESOURCES AND ENVIRONMENTAL

         CASH FLOWS provided by operating activities increased $39 million to $136 million in 1999 from $97 million in 1998. Cash used in investing activities was $86 million versus $133 million in 1998, a decrease of $47 million. This decrease was attributable to cash received from the divestiture of the perishable cargo business, net of a $39 million tax payment, as well as a reduction in the level of capital expenditures. The net cash used in financing activities in 1999 was $44 million versus cash provided of $38 million in 1998. The 1999 amount reflects the repayment of short-term borrowings, outstanding at the end of 1998, and dividend payments. The net cash provided by financing activities in 1998, of $38 million, reflects the net increase in debt after the early payment of higher cost debt and stock repurchases.

         Carlisle has a $125 million revolving credit facility available for acquisitions and general corporate purposes. In May 1998, Carlisle issued to the public $100 million of ten-year bonds at a rate of 6.70%. The net proceeds from these bonds were used to repay amounts outstanding under the revolving credit facility and to fund other needs throughout 1998. The Company's primary sources of liquidity and capital are cash flows from operations and borrowing capacity. Carlisle continues to maintain substantial flexibility to meet anticipated needs for liquidity and investment opportunities.

         Carlisle management recognizes the importance of the Company's responsibilities toward matters of environmental concern. Programs are in place to monitor and test facilities and surrounding environments and, where practical, to recycle materials. Carlisle has not incurred material charges relating to environmental matters in 1999 or in prior years, and none are currently anticipated.

YEAR 2000

        During the last several years, and in the normal course of business, Carlisle has replaced a substantial portion of its older computer software and systems with new systems that are Year 2000 compliant. These investments are expected to assist Carlisle in improving its operational ratios. With respect to the remaining information systems, as well as the Company's embedded technology, the Company adopted a program (involving both internal personnel and third-party consultants) of (i) assessment, (ii) remediation, and (iii) authentication. The Company has completed the assessment phase, the remediation phase, and the authentication phase, which included simulated testing in a Year 2000 environment. The Company will continue testing its systems throughout the first quarter of 2000. The cost to the Company, of completing these efforts did not exceed $750,000.

        Carlisle has maintained a formal communication program with its significant suppliers and large customers, which it will conclude in the first quarter of 2000. As part of this program, Carlisle has, and will continue to (1) evaluate the supplier's year 2000 compliance plans and state of readiness and
(2) determine whether a year 2000-related event will impede the ability of a particular supplier to continue to provide goods and services. Contingency plans were adopted for any significant supplier that did not provide an appropriate and timely response to Carlisle or if the results of a risk assessment identified a business process at risk of a Year 2000 failure.

         There were no disruptions to Carlisle businesses as a result of the changeover to the Year 2000. However, there can be no guarantee that Year 2000 failures experienced by third parties during the first quarter of 2000 would not have a material adverse effect on the Company's financial condition or operations.

BACKLOG AND FUTURE OUTLOOK

         BACKLOG was $228 million at December 31, 1999 compared to $247 million (excluding Carlisle perishable cargo backlog of $15 million) in 1998. Higher backlog at Carlisle Systems & Equipment and Carlisle FoodService reflects the strong market penetration achieved by these businesses. Automotive Components backlog was down from December 1998 due to the high demand in the fourth quarter 1998, created by the GM strike. Also, Construction Materials backlog was down due to reporting enhancements made in conjunction with the implementation of new business software.

         The elimination of capacity limitations, through significant capital expenditures in 1998 and the continued implementation of lean manufacturing systems, allowed more rapid response to customer needs and contributed to backlog reductions in several businesses. Reduced aerospace wire demand is reflected in the lower backlog.

         We continue to concentrate on our longstanding operating principles of: targeted market leadership; growth from within; lean organizational structure; low cost, decentralized operations; and strategic acquisitions to achieve our sales and earnings growth objectives. As we move ahead, we are confident that adherence to these principles will bring continued operating success. With a growing market and a commitment to constant increased operating efficiency, 2000 should prove to be another strong year for Carlisle.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CONSOLIDATED STATEMENT OF EARNINGS
For the years ended December 31. In thousands except per share data.

                                                    1999          1998           1997
                                                    ----          ----           ----
Net sales                                       $1,611,256     $1,517,494     $1,260,550
                                                ----------     ----------     ----------
Cost and expenses:
  Cost of goods sold                             1,254,267      1,189,379        974,089
  Selling and administrative expenses              173,375        160,366        143,246
  Research and development expenses                 15,761         16,178         15,824
  Gain on divestiture of business ($16.6m),
  net of other charges ($15.9m)                        685             --             --
  Other income & expense                             6,099          8,414          4,723
                                                ----------     ----------     ----------
Earnings before interest & income taxes            174,637        159,985        132,114

Interest expense, net                               19,154         19,716         15,330
                                                ----------     ----------     ----------
Earnings before income taxes                       155,483        140,269        116,784

Income taxes                                        59,689         55,403         46,118
                                                ----------     ----------     ----------
Net earnings                                       $95,794        $84,866        $70,666
                                                ==========     ==========     ==========

Average shares outstanding - basic                  30,166         30,179         30,235
Basic earnings per share                             $3.18          $2.81          $2.34

Average shares outstanding - diluted                30,635         30,674         31,025
Diluted earnings per share                           $3.13          $2.77          $2.28


See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(In thousands except share data)

                                                          ADDITIONAL                CUMULATIVE       COST OF
                                               COMMON      PAID-IN     RETAINED    TRANSLATION        SHARES
                                                STOCK      CAPITAL     EARNINGS     ADJUSTMENT      IN TREASURY
Balance at December 31,1996                   $39,331      $  480      $ 348,558       $   105       ($ 80,866)
     Net earnings                                  --          --         70,666            --              --
     Cash dividends - $0.525 per share             --          --        (15,868)           --              --
     Exercise of stock options & other             --       1,350             --            --           3,295
     Purchase of 550,980 treasury shares           --          --             --            --         (18,110)
     Translation adjustment                        --          --             --        (1,688)             --
                                             ------------------------------------------------------------------
Balance at December 31,1997                    39,331       1,830        403,356        (1,583)        (95,681)
     Net earnings                                  --          --         84,866            --              --
     Cash dividends - $0.60 per share              --          --        (18,105)           --              --
     Exercise of stock options & other             --       2,371             --            --           3,309
     Purchase of 283,598 treasury shares           --          --             --            --         (14,372)
     Translation adjustment                        --          --             --           113              --
                                             ------------------------------------------------------------------
Balance at December 31, 1998                   39,331       4,201        470,117        (1,470)       (106,744)
     Net earnings                                  --          --         95,794            --              --
     Cash dividends - $0.68 per share              --          --        (20,511)           --              --
     Exercise of stock options & other             --       1,370              4            --             616
     Purchase of 103,208 treasury shares           --          --             --            --          (4,387)
     Translation adjustment                        --          --             --          (188)             --
                                             ------------------------------------------------------------------
Balance at December 31, 1999                  $39,331      $5,571      $ 545,404       ($1,658)      ($110,515)
                                             ------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET
As of December 31. In thousands except share data.

                                                                                      1999             1998
                                                                                      -----            ----
ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                    $    10,417       $     3,883
    Receivables, less allowances of  $4,963 in 1999 and $4,864 in 1998               245,120           225,348
    Inventories                                                                      219,270           193,650
    Deferred income taxes                                                             32,108            26,040
    Prepaid expenses and other                                                        34,123            29,604
                                                                                 -----------       -----------
     TOTAL CURRENT ASSETS                                                            541,038           478,525
                                                                                 -----------       -----------
PROPERTY, PLANT AND EQUIPMENT, NET                                                   349,451           354,769
                                                                                 -----------       -----------
OTHER ASSETS
    Patents, goodwill and other intangibles                                          157,967           139,744
    Investments and advances to affiliates                                            14,321            34,892
    Receivables and other assets                                                      17,885            14,922
                                                                                 -----------       -----------
      TOTAL OTHER ASSETS                                                             190,173           189,558
                                                                                 -----------       -----------
                                                                                 $ 1,080,662       $ 1,022,852
CURRENT LIABILITIES
    Short-term debt, including current  maturities                               $     1,989       $    31,241
    Accounts payable                                                                 106,283           101,859
    Accrued expenses                                                                 132,106           122,237
                                                                                 -----------       -----------
      TOTAL CURRENT LIABILITIES                                                      240,378           255,337
                                                                                 -----------       -----------
LONG-TERM LIABILITIES
    Long-term debt                                                                   281,744           273,521
    Product warranties                                                                79,858            75,084
    Other liabilities                                                                    549            13,475
                                                                                 -----------       -----------
       TOTAL LONG-TERM LIABILITIES                                                   362,151           362,080
                                                                                 -----------       -----------
SHAREHOLDERS' EQUITY
    Preferred stock, $1 par value. Authorized and unissued 5,000,000 shares
    Common stock, $1 par value. Authorized 100,000,000 shares;
       issued 39,330,624 shares                                                       39,331            39,331
    Additional paid-in capital                                                         5,571             4,201
    Cumulative transition adjustments                                                 (1,658)           (1,470)
    Retained earnings                                                                545,404           470,117
     Cost of shares in treasury - 9,203,095 shares in 1999 and 9,152,167            (110,515)         (106,744)
       shares in 1998                                                            -----------       -----------
       TOTAL SHAREHOLDERS' EQUITY                                                    478,133           405,435
                                                                                 -----------       -----------
                                                                                 $ 1,080,662       $ 1,022,852

     See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
For the years ended December 31. In thousands.

                                                                                  1999            1998            1997
                                                                                  ----            ----            ----
OPERATING ACTIVITIES
     Net earnings                                                              $  95,794       $  84,866       $  70,666
     Reconciliation of net earnings to cash flows:
        Depreciation                                                              39,832          37,617          32,477
        Amortization                                                               7,582           7,604           6,278
     (Gain)/Loss on sales of property,  equipment and business                    (1,777)         (3,156)           (993)
     Changes in assets and liabilities, excluding effects of acquisitions and divestitures:
     Current and long-term receivables                                           (18,622)        (43,786)        (19,659)
     Inventories                                                                 (13,471)        (10,526)        (31,118)
     Accounts payable and accrued expenses                                         4,440          25,450           9,245
     Prepaid, deferred and current income taxes                                   15,761          (7,568)         10,887
     Long-term liabilities                                                         4,585           5,217           3,279
     Other                                                                         1,969           1,086           1,924
                                                                               ---------       ---------       ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                        136,093          96,804          82,986
                                                                               ---------       ---------       ---------
INVESTING ACTIVITIES
    Capital expenditures                                                         (47,839)        (95,970)        (59,531)
    Acquisitions, net of cash                                                    (42,393)        (31,577)        (45,380)
    Proceeds from sale of property, equipment and business                        17,157          11,344          15,815
    Other                                                                        (12,544)        (16,761)         (4,090)
                                                                               ---------       ---------       ---------
NET CASH USED IN INVESTING ACTIVITIES                                            (85,619)       (132,964)        (93,186)
                                                                               ---------       ---------       ---------
FINANCING ACTIVITIES
     Net proceeds from short-term debt                                           (29,285)         15,827          13,458
     Proceeds from long-term debt                                                 10,000         104,235         150,000
     Reductions of long-term debt                                                 (1,744)        (49,274)       (125,860)
     Dividends                                                                   (20,511)        (18,105)        (15,868)
     Purchases of treasury shares                                                 (2,400)        (14,372)        (18,110)
                                                                               ---------       ---------       ---------
NET CASH (USED IN)/ PROVIDED BY FINANCING ACTIVITIES                             (43,940)         38,311           3,620
                                                                               ---------       ---------       ---------
CHANGE IN CASH AND CASH EQUIVALENTS                                                6,534           2,151          (6,580)
CASH AND CASH EQUIVALENTS
      Beginning of year                                                            3,883           1,732           8,312
                                                                               ---------       ---------       ---------
      End of year                                                              $  10,417       $   3,883       $   1,732
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

PATENTS, GOODWILL AND OTHER INTANGIBLES.

         Patents and other intangibles, recorded at cost, amounted to $6.6 million and $4.3 million at December 31, 1999 and 1998, respectively (net of accumulated amortization of $16.5 million and $16.3 million, respectively), and are amortized over their remaining lives, which average five years. Goodwill, representing the excess of acquisition cost over the fair value of specifically identifiable assets acquired, was $151.3 million and $135.4 million at December 31, 1999 and 1998, respectively (net of accumulated amortization of $19.8 million and $13.6 million, respectively), and is amortized on a straight line basis over various periods not exceeding 30 years. The Company evaluates the carrying value of goodwill and other intangible assets if facts and circumstances suggest that they may be impaired. Impairments would be recognized when the expected future operating cash flows derived from such intangible assets is less than their carrying value.

PRODUCT WARRANTIES.

         The Company offers warranties on the sales of certain of its products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management's estimate of the level of future claims.

LEASES.

         The Company is obligated under various noncancelable operating leases for certain facilities and equipment. Rent expense was $8.4 million, $6.6 million and $5.4 million, in 1999, 1998 and 1997, respectively. Future minimum payments under various noncancelable operating leases in each of the next five years are approximately $7.6 million in 2000, $6.8 million in 2001, $6.0 million in 2002, $5.2 million in 2003 and $4.5 million in 2004.

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

EARNINGS PER SHARE.

         Earnings per share is determined in accordance with STATEMENT OF FINANCIAL ACCOUNTING STANDARDS (SFAS) No. 128, "Earnings per Share". Basic earnings per share excludes the dilutive effects of options, warrants, and convertible securities. Diluted earnings per share gives effect to all dilutive securities that were outstanding during the period. The only difference between basic and diluted earnings per share of the Company is the effect of dilutive stock options.

FAIR VALUE OF FINANCIAL INSTRUMENTS.

         The estimated fair market values of the Company's financial instruments approximate their recorded values.

OTHER COMPREHENSIVE INCOME.

         The Company has determined the components of other comprehensive income, such as cumulative translation adjustments and minimum pension liability, are not significant.

RECLASSIFICATIONS.

         Certain reclassifications have been made to prior years' information to conform to 1999 presentation.

OPERATIONAL RESTRUCTURING AND IMPAIRMENT OF ASSETS.

         In January 1999, the Company announced the reduction of its interest in its perishable cargo business, consisting of its container leasing joint venture and container manufacturing operations. On January 28, 1999 the Company sold 85% of its interest in its leasing joint venture. In connection with the reduction in the Company's interest in the leasing joint venture, the Company suspended operations at its container manufacturing facility. As a result, the Company recognized a pre-tax gain of $16.6 million in the first quarter of 1999. These operations are associated with the Company's General Industry (All Other) segment.

         In conjunction with the implementation of the 1999 business plan, the Company completed certain product line realignments, manufacturing improvements and facility relocations and upgrades at its operating businesses resulting in certain assets that are no longer required or will be reallocated. In the first quarter of 1999, the Company recognized a $15.9 million pre-tax charge related to these assets. Approximately 75% of this charge related to machinery and equipment primarily associated with the foodservice, roofing, tire and wheel and automotive components manufacturing operations, with the remainder related to goodwill and other intangible assets associated with acquisitions made in prior years. The amount of the charge of machinery and equipment was determined to be the excess of the recorded values over the estimated fair values. The fair values were determined using estimated market values or projected future discounted cash flows, whichever was deemed appropriated. The charge related to the intangible assets was determined as the excess of the recorded value over the projected future undiscounted cash flows.

         The net effect of the above items is reflected under the caption "gain on divestiture of business, net of other charges" on the face of the Company's Consolidated Statement of Earnings.

INVENTORIES

The components of inventories are:

IN THOUSANDS                                           1999              1998
                                                       ----              ----
FIFO cost (approximates current costs):
Finished goods                                      $ 132,719         $ 113,852
Work in process                                        27,052            24,665
Raw materials                                          70,735            68,979
                                                    ---------         ---------
                                                    $ 230,506         $ 207,496
Excess of FIFO cost over LIFO value                   (11,236)          (13,846)
                                                    ---------         ---------
                                                    $ 219,270         $ 193,650
                                                    =========         =========


PROPERTY, PLANT & EQUIPMENT

The components of property, plant and equipment are:

IN THOUSANDS                                           1999              1998
                                                       ----              ----
Land                                                $   5,640         $   6,936
Buildings & leasehold improvements                    149,924           142,525
Machinery & equipment                                 473,662           436,222
Projects in progress                                   28,859            44,890
                                                    ---------         ---------
                                                    $ 658,085         $ 630,573
Accumulated depreciation                             (308,634)         (275,804)
                                                    ---------         ---------
                                                    $ 349,451         $ 354,769
                                                    =========         =========

BORROWINGS

Long-term debt includes:

IN THOUSANDS                                           1999              1998
                                                       ----              ----
6.70% senior notes due 2008                         $ 100,000         $ 100,000
7.25% senior notes due 2007                           150,000           150,000
Industrial Development and Revenue Bonds due
 through 2018                                          26,595            16,645
Other, including capital lease obligations              7,138             8,832
                                                    ---------         ---------
                                                    $ 283,733         $ 275,477
Less current maturities                                (1,989)           (1,956)
                                                    ---------         ---------
                                                    $ 281,744         $ 273,521
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

         The Company has a $125 million revolving credit facility with various banks. As of December 31, 1999, $125 million was available under this facility. The Company has available unsecured lines of credit from banks of $40 million, of which $40 million was available as of December 31, 1999.

         At December 31, 1999, letters of credit amounting to $22.1 million were outstanding, primarily to provide security under insurance arrangements and certain borrowings.

         The weighted average interest rates on the revenue bonds for 1999 and 1998 were 4.6% and 4.3%, respectively.

         The debt facilities contain various restrictive covenants and limitations, all of which were complied with in 1999 and 1998. The industrial development and revenue bonds are collateralized by the facilities and equipment acquired through the proceeds of the related bond issuances. On January 1, 1999, the Company secured a $10 million Industrial Development Revenue Bond due December 31, 2018 at LIBOR +.4%.

         Cash payments for interest were $19.1 million in 1999, $21.3 million in 1998, and $12.3 million in 1997.

         Interest expense, net is shown net of interest income of $2.6 million in 1999, $3.0 million in 1998, and $1.2 million in 1997.

         The aggregate amount of long-term debt maturing in each of the next five years is approximately $2.0 million in 2000, $2.2 million in 2001, $1.2 million in 2002, $3.8 million in 2003, $1.3 million in 2004 and $273.2 million thereafter.

ACQUISITIONS

         In each of the last three years, the Company has completed various acquisitions, all of which have been accounted for as purchases. Results of operations for these acquisitions, which have been included in the consolidated financial statements since their respective acquisition dates, did not have a material effect on consolidated operating results of the Company in the years of the acquisition.

SHAREHOLDERS' EQUITY

         The Company has a Shareholders' Rights Agreement that is designed to protect shareholder investment values. A dividend distribution of one Preferred Stock Purchase Right for each outstanding share of the Company's common stock was declared, payable to shareholders of record on March 3, 1989. The Rights will become exercisable under certain circumstances, including the acquisition of 25% of the Company's common stock, or 40% of the voting power, in which case all rights holders except the acquiror may purchase the Company's common stock at a 50% discount. If the Company is acquired in a merger or other business combination, and the Rights have not been redeemed, rights holders may purchase the acquiror's shares at a 50% discount. On August 7, 1996, the Company amended the Shareholders' Rights Agreement to, among other things, extend the term of the Rights until August 6, 2006.

         Common shareholders of record on May 30, 1986 are entitled to five votes per share. Common stock acquired subsequent to that date entitles the holder to one vote per share until held four years, after which time the holder is entitled to five votes.

         In April 1999, the shareholders approved an increase in the number of authorized common shares of the Company from 50 million shares to 100 million shares.

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

         At December 31, 1999, 15,699 nonvested shares were outstanding and 2,158,798 shares were available for issuance under the Company's restricted stock plan.

         The activity under the stock option plan is as follows:

                                                                         Weighted
                                                                         Average
                                                          Number         Exercise
                                                        of Shares         Price
Outstanding at December 31, 1996                        1,696,830         $15.77
Options granted                                           214,000          29.50
Options exercised                                        (340,584)         11.71
                                                        ---------

Outstanding at December 31, 1997                        1,570,246         $18.52
Options granted                                           239,000          46.56
Options exercised                                        (282,413)         16.32
                                                        ---------

Outstanding at December 31, 1998                        1,526,833         $23.32
Options granted                                           430,500          38.35
Options exercised                                         (40,316)         16.69
                                                        ---------
Outstanding at December 31, 1999                        1,917,017         $26.84
                                                        ---------
                                                        ---------
Available for grant at December 31, 1999                    4,682

         The following tables summarize information about stock options outstanding as of December 31, 1999:

Options Outstanding:

                                      Number                                        Weighted
           Range of                Outstanding            Weighted Average          Average
        Exercise Prices            at 12/31/99            Remaining Years        Exercise Price
        ---------------            -----------            ---------------        --------------
           $ 8.10-9.78                150,657                    1.7                  $9.11
           12.32-17.25                239,528                    3.5                  14.41
           17.32-19.63                222,000                    5.1                  17.71
           19.88-29.50                634,332                    6.5                  23.68
           32.75-48.38                670,500                    9.1                  41.27
                                    ---------
                                    1,917,017
                                    =========

         Options Exercisable:

                                                      Number
                          Range of                  Exercisable             Weighted Average
                       Exercise Prices              at 12/31/99              Exercise Price
                       ---------------              -----------              --------------
                          $ 8.10-9.78                  150,657                    $9.11
                          12.32-17.25                  239,528                    14.41
                          17.32-19.63                  222,000                    17.71
                          19.88-29.50                  634,332                    23.68
                          32.75-48.38                  303,833                    42.64
                                                     ---------
                                                     1,550,350
                                                     =========


         At December 31, 1998, 1,296,166 options were exercisable at a weighted average price of $20.12.

         In accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company applies APB Opinion 25 and related interpretations in accounting for its stock compensation plans and, accordingly, does not recognize compensation cost for its stock option plan. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, the pro-forma effect on net earnings and earnings per share, in 1999, 1998 and 1997, would have been approximately $2.5 million or $.08 per share, $1.7 million or $.06 per share and $1.5 million or $.05 per share, respectively. Pursuant to the transition provisions of SFAS No. 123, the pro-forma effect includes only the vested portion of options granted in and after 1995. Options vest over a three year period. Compensation cost was estimated using the Black-Scholes model with the following assumptions: expected dividend yield of 1.70 percent in 1999, 1.20 percent in 1998 and 1.75 percent in 1997; an expected life of 7 years; expected volatility of 33.2 percent in 1999, 25.6 percent in 1998 and 24.0 percent in 1997; and risk-free interest rate of 5.5 percent in 1999, 5.5 percent in 1998 and 6.0 percent in 1997. The weighted-average fair value of those stock options granted in 1999, 1998 and 1997 was $14.66, $16.35, and $9.61, respectively.

RETIREMENT PLANS

         The Company maintains defined benefit retirement plans for the majority of its employees. Benefits are based primarily on years of service and earnings of the employee. Plan assets consist primarily of publicly-listed common stocks and corporate bonds.

         The Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". The Company has restated prior year defined benefit retirement plan disclosures to conform to the requirements of SFAS No.132.

         The change in projected benefit obligation:

IN THOUSANDS

                                                       1999              1998
                                                       ----              ----
Benefit obligation at beginning
  of year                                           $ 107,879         $  99,551
Service cost                                            5,848             5,258
Interest cost                                           7,633             7,113
Amendments                                                532               702
Actuarial (gain) loss                                  (6,748)            2,972
Benefits paid                                          (7,019)           (7,717)
                                                    ---------         ---------
Benefit obligation at end of year                   $ 108,125         $ 107,879
                                                    =========         =========


         The change in plan assets:

IN THOUSANDS

                                                       1999               1998
                                                       ----               ----
Fair value of plan assets at
   beginning of year                                $ 114,465         $ 104,015
Actual return on plan assets                            1,114            17,098
Company contribution                                    1,499             1,069
Benefits paid                                          (7,019)           (7,717)
                                                    ---------         ---------
Fair value of plan assets at end of year            $ 110,059         $ 114,465
                                                    =========         =========


         Reconciliation of the accrued benefit cost recognized in the financial statements:

IN THOUSANDS                                            1999              1998
                                                        ----              ----
Funded status                                       $   2,250         $   6,586
Unrecognized net actuarial loss                       (14,640)          (15,321)
Unrecognized prior service cost                        (2,979)           (3,363)
Unrecognized transition asset                          (2,213)           (2,901)
                                                    ---------         ---------
Accrued benefit cost                                $ (17,582)        $ (14,999)
                                                    =========         =========

         Components of net periodic benefit cost at December 31:

IN THOUSANDS

                                            1999           1998           1997
                                            ----           ----           ----
Service cost                              $ 5,848        $ 5,258        $ 4,366
Interest cost                               7,633          7,113          6,734
Expected return on plan assets             (8,689)        (8,014)        (6,968)
Net amortization and deferral                (393)          (381)          (512)
                                          -------        -------        -------
Net periodic benefit cost                 $ 4,399        $ 3,976        $ 3,620
                                          =======        =======        =======


         The projected benefit obligation was determined using an assumed discount rate of 7.75% in 1999, 7.00% in 1998, and 7.25% in 1997. The assumed rate of compensation increase was 4.5% in 1999, 4% in 1998 and 1997; and the expected rate of return on plan assets was 9.25% in 1999 and 1998, and 8.75% in 1997. The 1999 pension plan disclosures were determined using a September 30 measurement date.

         Additionally, the Company maintains a retirement savings plan covering substantially all employees other than those employees under collective bargaining agreements. Plan expense was $4.9 million, $4.9 million and $4.7 million, in 1999, 1998 and 1997, respectively.

         The Company also has a limited number of unfunded post-retirement benefit programs for which the expense, inclusive of the components of service costs, interest costs and the amortization of the unrecognized transition obligation, was approximately $0.4 million in 1999, 1998 and 1997. The present value of the Company's obligation under these plans is not significant.

INCOME TAXES

         The provision for income taxes was as follows:

IN THOUSANDS                               1999           1998           1997
                                           ----           ----           ----
Currently payable
     Federal                             $ 77,425       $ 38,496       $ 39,262
     State, local and other                 7,472          8,340          8,242
                                         --------       --------       --------
                                         $ 84,897       $ 46,836       $ 47,504
                                         ========       ========       ========
Deferred liability (benefit)
      Federal                            $(23,166)      $  5,572       $ (1,363)
      State, local and other               (2,042)         2,995            (23)
                                         --------       --------       --------
                                         $(25,208)      $  8,567       $ (1,386)
                                         --------       --------       --------
Total provision                          $ 59,689       $ 55,403       $ 46,118
                                         ========       ========       ========

         Deferred tax assets (liabilities) are comprised of the following at December 31:

IN THOUSANDS                                         1999                1998
                                                     ----                ----
Product warranty                                  $ 42,007             $ 46,047
Inventory reserves                                   4,099                3,495
Doubtful receivables                                 1,608                3,742
Employee benefits                                   12,024               11,799
Other, net                                           9,256               11,879
                                                  --------             --------
Deferred assets                                   $ 68,994             $ 76,962
                                                  --------             --------
Depreciation                                       (24,659)             (55,473)
Other, net                                          (2,229)              (4,591)
                                                  --------             --------
Deferred liabilities                               (26,888)             (60,064)
                                                  --------             --------
Net deferred tax asset                            $ 42,106             $ 16,898
                                                  ========             ========

         No valuation allowance is required for the deferred tax assets based on the Company's past tax payments and estimated future taxable income.

         A reconciliation of taxes computed at the statutory rate with the tax provision is as follows:

IN THOUSANDS                                                 1999         1998          1997
                                                             ----         ----          ----
Federal income taxes at statutory rate                     $54,419       $49,095       $40,875
State income taxes, net of federal income tax benefit        4,043         5,798         3,842
Other, net                                                   1,227           510         1,401
                                                           -------       -------       -------
                                                           $59,689       $55,403       $46,118
                                                           =======       =======       =======

Effective income tax rate                                     38.4%         39.5%         39.5%

         Cash payments for income taxes were $84.9 million, $58.7 million and $30.7 million in 1999, 1998 and 1997, respectively.

SEGMENT INFORMATION

         Effective December 31, 1998, the Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Company has restated its prior year segment disclosures to conform to the requirements of SFAS No. 131. The Company's reportable segments have been organized around differences in products and services, and operating segments have been aggregated. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The chief operating decision maker evaluates segment performance by earnings before interest and income taxes. The Company's operations are classified into the following segments:

         CONSTRUCTION MATERIALS---the principal products of this segment are rubber, plastic and fleece back sheeting used predominantly on non-residential flat roofs and related roofing accessories, including flashings, fasteners, sealing tapes, coatings and waterproofings. The markets served include new construction, re-roofing and maintenance of low slope roofs, water containment, HVAC sealants, and coatings and waterproofings.

         INDUSTRIAL COMPONENTS---the principal products of this segment are small bias-ply rubber tires, stamped and roll-formed wheels, heavy duty friction and braking systems for truck and off-highway equipment, high grade aerospace wire and specialty electronic cable. Customers include golf car manufacturers, power equipment manufacturers, boat and utility trailer manufacturers, truck OEMs, heavy equipment and truck dealers and aftermarket distributors, aerospace OEMs, and electronic equipment manufacturers.

         AUTOMOTIVE COMPONENTS---the principal products of this segment are highly engineered rubber and plastic components for Tier I suppliers and other manufacturers in the automotive market.

         GENERAL INDUSTRY (ALL OTHER)---the principal products of this segment include commercial and institutional plastic foodservice permanentware and catering equipment, fiber glass and composite material trays and dishes, ceramic tableware, specialty rubber and plastic cleaning brushes, stainless steel processing equipment and their related process control systems, specialty trailers and standard and custom-built high payload trailers and dump bodies, refrigerated fiberglass truck bodies and perishable cargo container leasing. Customers include foodservice distributors, restaurants, dairy product processors and distributors, heavy equipment and truck dealers, home delivery distributors, shipping lines and commercial haulers.

         CORPORATE---includes general corporate and idle property expenses. Corporate assets consist primarily of cash and cash equivalents, facilities, and other invested assets.

         Financial information for operations by reportable business segment is included in the following summary:

                                                       Earnings before                      Depreciation
                                                         Interest &                              and           Capital
IN THOUSANDS                            Sales           Income taxes           Assets        Amortization      Spending
                                        -----           ------------           ------        ------------      --------
1999

          Construction Materials     $  405,387         $    58,195          $  229,905         $ 7,149         $ 9,045

          Industrial Components         527,902              66,001             333,401          16,942          17,000

          Automotive Components         314,246              21,212             209,653          10,873          10,526

          General Industry (All Other   363,721              40,429             262,435          11,646          10,880

          Corporate                          --             (11,200)             45,268             804             388
                                     ----------------------------------------------------------------------------------
                                     $1,611,256         $   174,637          $1,080,662         $47,414         $47,839
                                     ----------------------------------------------------------------------------------
1998

          Construction Materials     $  371,547         $    53,030          $  218,045         $ 7,439         $12,849

          Industrial Components         510,780              61,261             319,519          15,270          33,540

          Automotive Components         271,955              17,638             213,900          10,005          27,442

          General Industry (All Other   363,212              38,166             262,393          11,590          21,749

          Corporate                          --             (10,110)              8,995             917             390
                                     ----------------------------------------------------------------------------------
                                     $1,517,494         $   159,985          $1,022,852         $45,221         $95,970
                                     ----------------------------------------------------------------------------------
1997

          Construction Materials     $  316,597         $    49,120          $  174,157         $ 6,179         $ 8,109

          Industrial Components         396,941              47,509             278,458          12,398          19,743

          Automotive Components         241,283              18,633             178,206           8,571          14,454

          General Industry (All Other   305,729              30,142             215,777          10,714          17,016

          Corporate                          --             (13,290)             14,618             893             209
                                     ----------------------------------------------------------------------------------
                                     $1,260,550         $   132,114          $  861,216         $38,755         $59,531
                                     ----------------------------------------------------------------------------------

QUARTERLY FINANCIAL DATA
Unaudited

IN THOUSANDS EXCEPT PER SHARE DATA

                                         First            Second        Third            Fourth         Year
                                         -----            ------        -----            ------         ----
1999
Net sales                              $390,024           425,813      400,855           394,564      $1,611,256
Gross margin                            $84,623            98,101       89,927            84,338        $356,989
Operating expenses                      $46,870            48,300       46,425            47,541        $189,136
Net earnings                            $21,808            27,998       24,676            21,312         $95,794
Basic earnings per share                  $0.72              0.93         0.82              0.71           $3.18
Diluted earnings per share                $0.71              0.91         0.81              0.70           $3.13

Dividends per share                     $0.1600            0.1600       0.1800            0.1800         $0.6800
Stock price:

 High                                   $52 15/16          49 9/16     51 5/16           43 1/8
 Low                                    $41                42 1/4      37 7/16           30 5/8


1998
Net sales                              $363,090           395,580      377,985           380,839       $1,517,494
Gross margin                            $78,555            88,363       81,948            79,249         $328,115
Operating expenses                      $43,993            44,644       43,437            44,470         $176,544
Net earnings                            $18,979            24,551       22,320            19,016          $84,866
Basic earnings per share                  $0.63              0.81         0.74              0.63            $2.81
Diluted earnings per share                $0.62              0.80         0.73              0.62            $2.77

Dividends per share                     $0.1400            0.1400       0.1600            0.1600          $0.6000
Stock price:
 High                                   $51 1/4           53 1/16      47 15/16          51 5/8
 Low                                    $40 1/16          39 3/8       35 1/2            32 11/16

                    Report of Independent Public Accountants

To the Board of Directors of Carlisle Companies Incorporated:

We have audited the accompanying consolidated balance sheets of Carlisle Companies Incorporated (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Carlisle Companies Incorporated as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

New York, New York
January 25, 2000

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

Name                                Age   Positions With Company                                  Period of Service
--------------------------------------------------------------------------------------------------------------------
Stephen P. Munn                     57    Chief Executive Officer                           September, 1988 to date
                                          since September, 1988;
                                          Chairman of the Board
                                          since January, 1994; and
                                          President from September,
                                          1988 to February, 1995.

Dennis J. Hall                      58    Chief Operating Officer                              August, 1989 to date
                                          and Vice Chairman since
                                          March, 1999; President from
                                          February, 1995 to March, 1999; and
                                          Executive Vice President, Treasurer
                                          and Chief Financial Officer from
                                          August, 1989 to February, 1995.

Scott C. Selbach                    44    Vice President, Corporate                              July, 1989 to date
                                          Development since August, 1997;
                                          Vice President, Europe from
                                          August, 1995 to August, 1997; and Vice
                                          President, Secretary and General
                                          Counsel from July, 1989 to August,
                                          1995.

John S. Barsanti                    48    Vice President and Chief                              April, 1991 to date
                                          Financial Officer from March,
                                          1999;  President of Walker
                                          Stainless Equipment Company from
                                          October, 1995 to March, 1999; and Vice
                                          President, Planning & Administration
                                          from April, 1991 to October, 1995.

Richmond D. McKinnish               50    Executive Vice President from                        August, 1974 to date
                                          March, 1999 and President of
                                          Carlisle Tire & Wheel Company
                                          since January, 1991.


Steven J. Ford                      40    Vice President, Secretary and General                  July, 1995 to date
                                          Counsel since July, 1995. Formerly an
                                          Associate with Bond, Schoeneck & King,
                                          Syracuse, NY.

         The officers have been elected to serve at the pleasure of the Board of Directors of the Company. There are no family relationships between any of the above officers, and there is no arrangement or understanding between any officer and any other person pursuant to which he was selected an officer.

         Information required by Item 10 with respect to directors of the Company is incorporated by reference to the Company's definitive proxy statement filed with the Securities and Exchange Commission on March 9, 2000.

ITEM 11. EXECUTIVE COMPENSATION.

         Information required by Item 11 is incorporated by reference to the Company's definitive proxy statement filed with the Securities and Exchange Commission on March 9, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

         Information required by Item 12 is incorporated by reference to the Company's definitive proxy statement filed with the Securities and Exchange Commission on March 9, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Not applicable.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K.

Financial statements required by Item 8 are as follows:

         Consolidated Statement of Earnings, years ended December 31, 1999, 1998 and 1997
         Consolidated Statement of Shareholders' Equity, years ended
         December 31, 1999, 1998 and 1997
         Consolidated Balance Sheet, December 31, 1999 and 1998
         Consolidated Statement of Cash Flows, years ended December 31, 1999, 1998 and 1997
         Notes to Consolidated Financial Statements

         Exhibits applicable to the filing of this report are as follows:

         (3)      By-laws of the Company.*
         (3.1) Restated Certificate of Incorporation as amended April 22, 1991.****
         (3.2)    Certificate of Amendment of the Restated Certificate of
                  Incorporation dated December 20, 1996.******
         (3.3)    Certificate of Amendment of the Restated Certificate of
                  Incorporation dated April 29, 1999.

         (4)      Shareholders' Rights Agreement, February 8, 1989.*
         (4.1)    Amendment to Shareholders' Rights Agreement, dated August 7,
                  1996.*****
         (4.2)    Trust Indenture.*******
         (10.1)   Executive Incentive Program.**
         (10.2)   Amendment to Executive Incentive Program.********
         (10.3)   Representative copy of Executive Severance Agreement, dated
                  December 19, 1990, between the Company and certain
                  individuals, including the five most highly compensated
                  executive officers of the Company.***
         (10.4)   Summary Plan Description of Carlisle Companies Incorporated
                  Director Retirement Program, effective November 6, 1991.***
         (10.5)   Nonemployee Director Stock Option Plan
         (12)     Ratio of Earnings to Fixed Charges.
         (21)     Subsidiaries of the Registrant.
         (23)     Consent of Independent Public Accountants.
         (27)     Financial Data Schedule as of December 31, 1999 and for the
                  twelve months ended December 31 1999.

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

     ******* Filed as an Exhibit to the Company's registration statement on Form S-3 (No. 333- 16785) and incorporated herein by reference.

    ******** Filed with the Company's definitive proxy statement dated March 9, 1998 and incorporated herein by reference.

          No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARLISLE COMPANIES INCORPORATED

/s/      DENNIS J. HALL
------------------------------
By: Dennis J. Hall, Chief Operating Officer and Vice Chairman of the Board of Directors

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


/s/      STEPHEN P. MUNN                        /s/ MAGALEN C. WEBERT
-----------------------------------             ------------------------------
Stephen P. Munn, Chief                          Magalen C. Webert, Director
Executive Officer and
Chairman of the Board of Directors
(Principal Executive Officer)                   /s/  DONALD G. CALDER

/s/   JOHN S. BARSANTI                          Donald G. Calder, Director
-----------------------------------             ------------------------------
John S. Barsanti, Vice

President and Chief                             /s/  HENRY J. FORREST
Financial Officer                               ------------------------------
(Principal Financial Officer                    Henry J. Forrest, Director
 and Principal Accounting
 Officer)
                                                /s/  PETER L.A. JAMIESON
                                                ------------------------------
                                                Peter L.A. Jamieson, Director

                                                /s/  G. FITZGERALD OHRSTROM
                                                ------------------------------
                                                G. FitzGerald Ohrstrom, Director

                                                /s/  ROBIN W. STERNBERGH
                                                ------------------------------
                                                Robin W. Sternbergh, Director

March 9, 2000

                         CARLISLE COMPANIES INCORPORATED
                          COMMISSION FILE NUMBER 1-9278
                                    FORM 10-K
                     FOR FISCAL YEAR ENDED DECEMBER 31, 1999

                                  EXHIBIT LIST

(3.3)    Certificate of Amendment of the Restated Certificate of Incorporation.

(10.4)   Nonemployee Directors Stock Option Plan

(12)     Ratio of Earnings to Fixed Charges

(21)     Subsidiaries of the Registrant

(23)     Consent of Independent Public Accountants

(27) Financial Data Schedule as of December 31, 1999 and for the twelve months ended December 31, 1999