Form 10-Q
period 2000-03-31
CARLISLE COMPANIES INC
filed 2000-05-12
CIK 790051

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO
         ___________.

                         Commission file number 1-9278

                        CARLISLE COMPANIES INCORPORATED
             (Exact name of registrant as specified in its charter)

          DELAWARE                                      31-1168055
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

 250 SOUTH CLINTON STREET, SUITE 201, SYRACUSE, NEW YORK 13202      315-474-2500
(Address of principal executive office, including zip code)   (Telephone Number)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

Shares of common stock outstanding at May 1, 2000    30,253,824
                                                   ---------------

                         PART I. FINANCIAL INFORMATION

                CARLISLE COMPANIES INCORPORATED AND SUBSIDIARIES
                 Condensed Consolidated Statements of Earnings
                   Three Months ended March 31, 2000 and 1999
                (Dollars in thousands, except per share amounts)
                                  (unaudited)

                                                         2000           1999
                                                       ---------      ---------
Net sales                                              $ 434,018      $ 390,024

Cost and expenses:
  Cost of goods sold                                     336,527        305,401
  Selling and administrative expenses                     48,922         42,945
  Research and development expenses                        4,092          3,925
  (Gain) on divestiture of business ($16.6m),
    net of other charges ($15.9m)                           --             (685)
  Other (income) & expense, net                           (1,189)        (1,679)
                                                       ---------      ---------
Earnings before interest & income taxes                   45,666         40,117

  Interest expense, net                                    5,179          4,657
                                                       ---------      ---------
Earnings before income taxes                              40,487         35,460

Income taxes                                              15,028         13,652
                                                       ---------      ---------
Net earnings                                           $  25,459      $  21,808
                                                       =========      =========

Average shares outstanding - basic                        30,191         30,183
Basic earnings per share                               $    0.84      $    0.72
                                                       ---------      ---------

Average shares outstanding - diluted                      30,526         30,639
Diluted earnings per share                             $    0.83      $    0.71
                                                       ---------      ---------

Dividends declared and paid per share                  $    0.18      $    0.16
                                                       ---------      ---------


See accompanying notes to interim financial statements.

                CARLISLE COMPANIES INCORPORATED AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                      March 31, 2000 and December 31, 1999
                   (Dollars in thousands, except share data)


                                                                                             MARCH 31,      Dec. 31,
                                                                                               2000           1999
                                                                                            -----------    -----------
ASSETS                                                                                      (unaudited)
CURRENT ASSETS
    Cash and cash equivalents                                                               $     3,624    $    10,417
    Receivables                                                                                 270,281        245,120
    Inventories (Note 2)                                                                        231,040        219,270
    Deferred income taxes                                                                        32,149         32,108
    Prepaid expenses and other                                                                   33,972         34,123
                                                                                            -----------    -----------
     TOTAL CURRENT ASSETS                                                                       571,066        541,038
                                                                                            -----------    -----------

PROPERTY, PLANT AND EQUIPMENT, NET                                                              350,647        349,451
                                                                                            -----------    -----------
OTHER ASSETS
    Patents, goodwill and other intangibles                                                     158,859        157,967
    Investments and advances to affiliates                                                       16,299         14,321
    Receivables and other assets                                                                 18,473         17,885
                                                                                            -----------    -----------
      TOTAL OTHER ASSETS                                                                        193,631        190,173
                                                                                            -----------    -----------
                                                                                            $ 1,115,344    $ 1,080,662
                                                                                            ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Short-term debt, including current maturities                                           $     2,472    $     1,989
    Accounts payable                                                                            113,823        106,283
    Accrued expenses                                                                            139,708        132,106
                                                                                            -----------    -----------
      TOTAL CURRENT LIABILITIES                                                                 256,003        240,378
                                                                                            -----------    -----------
LONG-TERM LIABILITIES
    Long-term debt                                                                              281,379        281,744
    Product warranties                                                                           82,094         79,858
    Other liabilities                                                                               288            549
                                                                                            -----------    -----------
       TOTAL LONG-TERM LIABILITIES                                                              363,761        362,151
                                                                                            -----------    -----------
SHAREHOLDERS' EQUITY
    Preferred stock, $1 par value.  Authorized and unissued 5,000,000 shares
    Common stock, $1 par value.  Authorized 100,000,000 shares;
         issued 39,330,624 shares                                                                39,331         39,331
    Additional paid-in capital                                                                    7,086          5,571
    Cumulative translation adjustments                                                           (3,040)        (1,658)
    Retained earnings                                                                           565,420        545,404
    Cost of shares in treasury - 9,109,423 shares in 2000 and                                  (113,217)      (110,515)
          9,203,095 shares in 1999
                                                                                            -----------    -----------
       TOTAL SHAREHOLDERS' EQUITY                                                               495,580        478,133
                                                                                            -----------    -----------
                                                                                            $ 1,115,344    $ 1,080,662
                                                                                            ===========    ===========



See accompanying notes to interim financial statements.

                CARLISLE COMPANIES INCORPORATED AND SUBSIDIARIES
                Condensed Statements of Consolidated Cash Flows
                   Three Months ended March 31, 2000 and 1999
                             (Dollars in thousands)
                                  (unaudited)


                                                                                    2000        1999
                                                                                  --------    --------
OPERATING ACTIVITIES
     Net earnings                                                                 $ 25,459    $ 21,808
     Reconciliation of net earnings to cash flows:
           Depreciation                                                             11,968      11,294
           Amortization                                                              2,036       1,590
           (Gain)/Loss on sales of property, equipment and business                     --        (685)
           Changes in assets and liabilities, excluding effects of acquisitions and divestitures:
                Current and long-term receivables                                  (22,578)    (22,654)
                 Inventories                                                       (10,742)     (8,919)
                 Accounts payable and accrued expenses                              (1,053)      1,798
                 Prepaid, deferred and current income taxes                         14,321      49,613
                 Long-term liabilities                                                 829         785
                 Other                                                                 547       1,112
                                                                                  --------    --------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                                 20,787      55,742
                                                                                  --------    --------
INVESTING ACTIVITIES
    Capital expenditures                                                           (12,874)    (14,638)
    Acquisitions, net of cash                                                       (4,929)    (10,584)
    Proceeds from sale of property, equipment and business                              --      11,568
                                                                                  --------    --------
    Other                                                                           (3,265)      3,863
                                                                                  --------    --------
          NET CASH USED IN INVESTING ACTIVITIES                                    (21,068)     (9,791)
                                                                                  --------    --------
FINANCING ACTIVITIES
     Net change in short-term debt                                                     483     (29,285)
     Proceeds from long-term debt                                                       --       8,441
                                                                                  --------    --------
     Reductions of long-term debt                                                     (365)       (346)
     Dividends                                                                      (5,443)     (4,830)
     Purchases of treasury shares                                                   (1,187)       (509)
                                                                                  --------    --------
           NET CASH USED IN FINANCING ACTIVITIES                                    (6,512)    (26,529)
                                                                                  --------    --------
CHANGE IN CASH AND CASH EQUIVALENTS                                                 (6,793)     19,422
CASH AND CASH EQUIVALENTS
      Beginning of period                                                           10,417       3,883
                                                                                  --------    --------
      End of period                                                               $  3,624    $ 23,305
                                                                                  --------    --------



See accompanying notes to interim financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   Three Months Ended March 31, 2000 and 1999

(1) The accompanying unaudited condensed consolidated financial statements include the accounts of Carlisle Companies Incorporated and its wholly-owned subsidiaries (together, the "Company"). Intercompany transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with Article 10-01 of Regulation S-X of the Securities and Exchange Commission and, as such, do not include all information required by generally accepted accounting principles. However, in the opinion of the Company, these financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial statements for the interim period presented herein. Results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the operating results for the full year.

         While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's 1999 Annual Report to Stockholders. Certain reclassifications have been made to prior year information in order to conform to 2000 presentation.

(2)      The components of inventories are as follows:

                                                         MARCH 31,    Dec. 31,
                                                           2000         1999
                                                         ---------    ---------
                                                                (000)'S

         First-in, first-out (FIFO) costs:
           Finished goods                                $ 137,432    $ 132,719
           Work in process                                  29,805       27,052
           Raw materials                                    74,948       70,735
                                                         ---------    ---------
                                                         $ 242,185    $ 230,506

         Excess of FIFO cost over Last-in,
           First-out (LIFO) inventory value                (11,145)     (11,236)
                                                         ---------    ---------
         LIFO inventory value                            $ 231,040    $ 219,270
                                                         =========    =========

(3) Diluted earnings per share of common stock are based on the weighted average number of shares outstanding of 30,525,887 for the three months ended March 31, 2000 assuming the exercise of dilutive stock options.

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

(5) Financial information for operations by reportable business segment is included in the following summary:

         MARCH 2000 - YTD
         SEGMENT INFORMATION
         IN THOUSANDS                     SALES         EBIT        ASSETS
                                          -----         ----        ------
         Construction Materials         $  87,580    $    8,924   $  231,256
         Industrial Components            162,975        24,435      365,314
         Automotive Components             83,431         7,194      192,469
         General Industry (All Other)     100,032         8,611      284,269
         Corporate/Eliminations              --          (3,498)      42,036
                                        =========    ==========   ==========
                                        $ 434,018    $   45,666   $1,115,344
                                        =========    ==========   ==========

         MARCH 1999 - YTD
         SEGMENT INFORMATION
         IN THOUSANDS                     SALES         EBIT        ASSETS
                                          -----         ----        ------
         Construction Materials         $  76,277    $    8,333   $  221,385
         Industrial Components            145,099        20,403      347,502
         Automotive Components             81,920         6,650      226,851
         General Industry (All Other)      86,728         7,421      226,990
         Corporate/Eliminations              --         *(2,690)      44,314
                                        =========    ==========   ==========
                                        $ 390,024    $   40,117   $1,067,042
                                        =========    ==========   ==========


*In the first quarter of 1999, the gain on the divestiture of the Company's perishable cargo business and charges related to certain assets were recorded at the corporate level. See Note 4 in the Notes to Condensed Consolidated Financial Statements.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Carlisle Companies Incorporated reported record sales for any quarter of $434 million, up 11% over 1999, and record first quarter net earnings of $25.5 million or $0.83 per share (diluted), an increase of 17% versus first quarter 1999 earnings of $21.8 million. Strong sales over 1999 were led by Carlisle Tire & Wheel (Industrial Components), Carlisle Systems & Equipment (General Industry), Carlisle SynTec (Construction Materials) and Carlisle FoodService Products (General Industry). Market share gains and expanded product line offerings were the primary factors drawing sales.

Earnings growth resulted from the increased sales, as well as the continued focus on cost reduction and efficiency improvement programs across all operations. Additionally, through continued implementation of tax savings strategies throughout the Company, the effective tax rate has been further reduced from 38% to 37%. The impact of this change is an additional $0.01 a share.

Construction Materials' sales of $88 million were up 16% over 1999 first quarter sales of $76 million. Sales to Carlisle SynTec's domestic roofing markets were responsible for much of this increase. Despite inclement winter weather conditions, Carlisle SynTec benefited from strong EPDM rubber membrane sales as well as the continued growth of the Company's thermoplastic polyolefin (TPO) membrane and insulation product lines. Segment earnings for the quarter rose 7% versus 1999 first quarter earnings of $8.3 million. This increase reflects higher sales levels impacted by raw material price increases and product mix. The need to recover cost increases experienced over the last year resulted in the announcement of a price increase on EPDM rubber membrane which took effect April 1, 2000. In February 2000, the Company acquired the assets of DynAir, Inc., a Canadian manufacturer of duct supplies to the heating, ventilation and air conditioning market. This acquisition will complement the product offerings of Carlisle Coatings & Waterproofing's existing business.

Industrial Components' sales increased 12% to $163 million versus 1999 first quarter sales of $145 million. Carlisle Tire & Wheel exhibited a strong performance as activity in the lawn and garden markets commenced for the spring selling season. The brake and friction businesses also reported improved first quarter sales with a strong improvement in earnings over 1999. Healthy sales to original equipment manufacturers in the heavy friction business and strengthening demand in the haulage/mining markets combined with margin improvement to generate the overall improvement in the friction and brake businesses. Sales at Tensolite's specialty cable and cable assembly businesses also increased, fueled by a broad customer base and increased demand including a recovery in aerospace markets. Segment earnings increased 20% to $24.5 million over the 1999 first quarter. The earnings increase, beyond the rate of sales, is largely attributable to cost reduction programs and efficiency programs.

Automotive Components' segment sales of $83 million, a record, reflect steady demand as vehicle builds remained at record levels throughout the quarter. Segment earnings of $7.2 million, grew 9% over first quarter 1999 as a result of the Company's ability to adapt to persistent high volumes, coupled with the continued reduction of inefficiencies related to the high demand. Good progress is being made in managing controllable assets, especially in reduced working capital needs.

General Industry segment sales of $100 million showed a 15% improvement over 1999 first quarter sales of $87 million. After eliminating the results of the perishable cargo business, which was divested during the first quarter of 1999, segment sales and earnings were up 40% and 36%, respectively, over last year. Carlisle Systems & Equipment was the primary driver behind this increase as Johnson Truck Bodies, acquired in May of 1999, continued to experience strong demand from the home delivery markets it serves. In April of this year, the Company announced the acquisition of Extract Technologies Limited, a leading biotech/pharmaceutical systems provider, headquartered in Huddersfiled, England. The Company will merge

Extract with Carlisle Barrier Systems to comprise Carlisle Pharmaceutical Systems. Scherping Systems, the Company's cheese processing systems business, has been able to capitalize on the robust demands of the cheese/dairy industry to contribute to both sales and earnings. In addition, in March 2000, Scherping completed the acquisition of Damrow Denmark and Damrow USA, global equipment suppliers to the cheese industry. The acquisition of Damrow, coupled with the recent acquisition of Innovative Engineering Ltd. of New Zealand, makes Carlisle the leading global supplier of cheese manufacturing systems. Trail King's specialty trailer business continues to benefit from strong demand in the construction market, but diesel fuel price increases have dampened sales of trailers to commercial haulers. Carlisle FoodService experienced robust sales gains for the quarter from improved international sales. In addition, in April of this year, Carlisle FoodService completed the acquisition of the Dura-Ware Company, a manufacturer of commercial cookware and servingware for the foodservice and hospitality markets. Segment earnings of $8.6 million, for the quarter, were up 15% over first quarter 1999. The earnings increase was driven by the increase in sales, particularly at Johnson Truck Bodies, as well as the implementation of operational improvements at Carlisle Systems & Equipment and Carlisle FoodService offset somewhat by softer margins at Trail King and Carlisle Home Products.

ACQUISITIONS

In the first quarter, Carlisle completed two acquisitions; Damrow Denmark and Damrow USA, global equipment suppliers to the cheese industry, and DynAir, Inc., a Canadian manufacturer of duct supplies to the HVAC market. In addition, two acquisitions were completed in early April; Dura-Ware Company, a manufacturer of commercial cookware and servingware for the foodservice and hospitality markets, and Extract Technologies Limited, a leading biotech/pharmaceutical systems provider, headquartered in Huddersfiled, England. On April 14, the acquisition of the Tire and Wheel Consumer Products Division of Titan International, Inc. was announced. The annualized rate of sales of these acquisitions is approximately $175 million.

CASH FLOWS

Cash generated from operations for the first quarter was $21 million, attributable to improved earnings and higher depreciation and amortization. For the first quarter 1999, cash generated from operations and cash used in investing activities reflect the impact of proceeds, net of a $39 million tax payment, from the divestiture of the perishable cargo business.

BACKLOG

The consolidated backlog of $245 million at March 31, 2000 approximated March 31, 1999 levels. Stronger backlog positions have been experienced at Tensolite and the Systems & Equipment businesses with a slight decline at Carlisle SynTec and Trail King. The backlog has not yet been adjusted for recently announced acquisitions.

                           PART II. OTHER INFORMATION


    Item 6.    Exhibits and Reports on Form 8-K

      (a)      Exhibits applicable to the filing of this report are as follows:

      (12)     Ratio of Earnings to Fixed Charges.

      (27) Financial Data Schedule as of March 31, 2000 and for the three months ended March 31, 2000.

      (b)      Report on Form 8-K:

         No reports on Form 8-K were filed during the quarter for which this report on Form 10-Q is filed.

                                   SIGNATURE


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Carlisle Companies Incorporated

Date  May 8, 2000                       By: /s/ Dennis J. Hall
    --------------------                   -------------------------------------
                                           Dennis J. Hall
                                           Vice Chairman