Form 10-Q
period 2000-06-30
CARLISLE COMPANIES INC
filed 2000-08-11
CIK 790051

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO___________ .

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Shares of common stock outstanding at August 1, 2000 30,254,581

                          PART I. FINANCIAL INFORMATION

                CARLISLE COMPANIES INCORPORATED AND SUBSIDIARIES
                  Condensed Consolidated Statements of Earnings
            Three Months and Six Months ended June 30, 2000 and 1999
                (Dollars in thousands, except per share amounts)
                                   (unaudited)

                                               Three Months              Six Months
                                                 June 30,                 June 30,
                                                  2000         1999         2000         1999
                                                ---------    ---------    ---------    ---------
Net sales                                       $ 479,430    $ 425,813    $ 913,448    $ 815,837

Cost and expenses:
  Cost of goods sold                              371,894      327,712      708,422      633,113
  Selling and administrative expenses              46,526       44,248       95,449       87,193
  Research and development expenses                 4,075        4,052        8,166        7,977
  (Gain) on divestiture of business ($16.6m),
    net of other charges ($15.9m)                    --           --           --           (685)
  Other (income) & expense                           (717)        (502)      (1,906)      (2,181)
                                                ---------    ---------    ---------    ---------
Earnings before interest & income taxes            57,652       50,303      103,317       90,420

  Interest expense, net                             6,989        4,778       12,167        9,435
                                                ---------    ---------    ---------    ---------
Earnings before income taxes                       50,663       45,525       91,150       80,985

Income taxes                                       18,723       17,527       33,750       31,179
                                                ---------    ---------    ---------    ---------
Net earnings                                    $  31,940    $  27,998    $  57,400    $  49,806
                                                =========    =========    =========    =========

Average shares outstanding (000's) - basic         30,255       30,178       30,223       30,181
Basic earnings per share                        $    1.06    $    0.93    $    1.90    $    1.65
                                                ---------    ---------    ---------    ---------

Average shares outstanding (000's) - diluted       30,615       30,651       30,592       30,644
Diluted earnings per share                      $    1.04    $    0.91    $    1.87    $    1.62
                                                ---------    ---------    ---------    ---------

Dividends declared and paid per share           $    0.18    $    0.16    $    0.36    $    0.32
                                                ---------    ---------    ---------    ---------

See accompanying notes to interim financial statements.

                CARLISLE COMPANIES INCORPORATED AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                       June 30, 2000 and December 31, 1999
                    (Dollars in thousands, except share data)

                                                                                 JUNE 30,       Dec. 31,
                                                                                  2000           1999
                                                                               -----------    -----------
ASSETS                                                                         (unaudited)
CURRENT ASSETS
    Cash and cash equivalents                                                  $     7,828    $    10,417
    Receivables                                                                    272,167        245,120
    Inventories (Note 2)                                                           242,068        219,270
    Deferred income taxes                                                           32,843         32,108
    Prepaid expenses and other                                                      38,317         34,123
                                                                               -----------    -----------
     TOTAL CURRENT ASSETS                                                          593,223        541,038
                                                                               -----------    -----------

PROPERTY, PLANT AND EQUIPMENT, NET                                                 392,827        349,451
                                                                               -----------    -----------
OTHER ASSETS
    Patents, goodwill and other intangibles                                        224,338        157,967
    Investments and advances to affiliates                                          17,104         14,321
    Receivables and other assets                                                    22,066         17,885
                                                                               -----------    -----------
      TOTAL OTHER ASSETS                                                           263,508        190,173
                                                                               -----------    -----------
                                                                               $ 1,249,558    $ 1,080,662
                                                                               ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Short-term debt, including current maturities                              $   111,421    $     1,989
    Accounts payable                                                               121,053        106,283
    Accrued expenses                                                               139,253        132,106
                                                                               -----------    -----------
      TOTAL CURRENT LIABILITIES                                                    371,727        240,378
                                                                               -----------    -----------
LONG-TERM LIABILITIES
    Long-term debt                                                                 282,594        281,744
    Product warranties                                                              76,326         79,858
    Other liabilities                                                                  551            549
                                                                               -----------    -----------
       TOTAL LONG-TERM LIABILITIES                                                 359,471        362,151
                                                                               -----------    -----------
SHAREHOLDERS' EQUITY
    Preferred stock, $1 par value.  Authorized and unissued 5,000,000 shares
    Common stock, $1 par value.  Authorized 100,000,000 shares;
         issued 39,330,624 shares                                                   39,331         39,331
    Additional paid-in capital                                                       7,676          5,571
    Cumulative translation adjustments                                              (4,451)        (1,658)
    Retained earnings                                                              591,915        545,404
    Cost of shares in treasury - 9,075,711 shares in 2000 and                     (116,111)      (110,515)
          9,153,006 shares in 1999
                                                                               -----------    -----------
       TOTAL SHAREHOLDERS' EQUITY                                                  518,360        478,133
                                                                               -----------    -----------
                                                                               $ 1,249,558    $ 1,080,662
                                                                               ===========    ===========

See accompanying notes to interim financial statements.

                CARLISLE COMPANIES INCORPORATED AND SUBSIDIARIES
                 Condensed Statements of Consolidated Cash Flows
                     Six Months ended June 30, 2000 and 1999
                             (Dollars in thousands)
                                   (unaudited)

                                                                      JUNE 30,     June 30,
                                                                        2000        1999
                                                                      ---------    --------
OPERATING ACTIVITIES
     Net earnings                                                     $  57,400    $ 49,806
     Reconciliation of net earnings to cash flows:
           Depreciation                                                  25,065      21,850
           Amortization                                                   4,852       3,267
           (Gain)/Loss on sales of property, equipment and business        --          (685)
           Changes in assets and liabilities, excluding effects of
              acquisitions and divestitures:
                Current and long-term receivables                       (21,234)    (38,162)
                 Inventories                                            (10,463)     (1,559)
                 Accounts payable and accrued expenses                      586       6,558
                 Prepaid, deferred and current income taxes               6,890      17,826
                 Long-term liabilities                                   (6,350)      1,784
                 Other                                                     (923)       (457)
                                                                      ---------    --------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                      55,823      60,228
                                                                      ---------    --------
INVESTING ACTIVITIES
    Capital expenditures                                                (26,451)    (24,324)
    Acquisitions, net of cash                                          (129,619)    (28,228)
    Proceeds from sale of property, equipment and business               15,330
                                                                                         32
    Other                                                                 4,463      (7,449)
                                                                      ---------    --------
          NET CASH USED IN INVESTING ACTIVITIES                        (151,575)    (44,671)
                                                                      ---------    --------
FINANCING ACTIVITIES
     Net change in short-term debt                                      109,428      (9,285)
     Proceeds from long-term debt                                         8,441
                                                                                   --------
     Reductions of long-term debt                                        (1,885)     (1,577)
     Dividends                                                          (10,889)     (9,650)
     Purchases of treasury shares                                        (3,491)       (718)
                                                                      ---------    --------
           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           93,163     (12,789)
                                                                      ---------    --------
CHANGE IN CASH AND CASH EQUIVALENTS                                      (2,589)      2,768
CASH AND CASH EQUIVALENTS
      Beginning of period                                                10,417       3,883
                                                                      ---------    --------
      End of period                                                   $   7,828    $  6,651
                                                                      ---------    --------

See accompanying notes to interim financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     Six Months Ended June 30, 2000 and 1999

(1) The accompanying unaudited condensed consolidated financial statements include the accounts of Carlisle Companies Incorporated and its wholly-owned subsidiaries (together, the "Company"). Intercompany transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with Article 10-01 of Regulation S-X of the Securities and Exchange Commission and, as such, do not include all information required by generally accepted accounting principles. However, in the opinion of the Company, these financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial statements for the interim period presented herein. Results of operations for the three months and six months ended June 30, 2000 are not necessarily indicative of the operating results for the full year.

              While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's 1999 Annual Report to Stockholders and 1999 Form 10-K. Certain reclassifications have been made to prior year information in order to conform to 2000 presentation.

(2)           The components of inventories are as follows:

                                                     JUNE 30,        Dec. 31,
                                                      2000             1999
                                                    --------          --------
                                                             (000)'S
              First-in, first-out (FIFO) costs:
                Finished goods                      $147,379          $132,719
                Work in process                       30,286            27,052
                Raw materials                         75,446            70,735
                                                    --------          --------
                                                    $253,111          $230,506
              Excess of FIFO cost over Last-in,
                First-out (LIFO) inventory value     (11,043)          (11,236)
                                                    --------          --------
              LIFO inventory value                  $242,068          $219,270
                                                    ========          ========

(3) On June 30, 2000, the Company replaced its $125 million revolving credit facility, expiring April 30, 2001, with a $150 million three-year and a $200 million 364-day revolving credit facility. The Company has used its short term borrowings to finance acquisitions completed during the year.

(4) The Company has completed several acquisitions during the year and has tentatively considered the carrying value of the acquired assets to approximate their fair value, with all of the excess of those acquisition costs being attributable to goodwill. The Company is in the process of fully evaluating the assets acquired and, as a result, the purchase price allocation among the tangible and intangible assets acquired and their useful lives may change.

(5) Diluted earnings per share of common stock are based on the weighted average number of shares outstanding of 30,615,123 for the three months ended June 30, 2000 and 30,591,604 for the six months ended June 30, 2000 assuming the exercise of dilutive stock options.

(6) In January 1999, the Company announced the reduction of its interest in its perishable cargo business, consisting of its container leasing joint venture and container manufacturing operations. On January 28, 1999, the Company sold 85% of its interest in its leasing joint venture. In connection with the reduction in the Company's interest in the leasing joint venture, the Company suspended operations at its container manufacturing facility. As a result, the Company recognized a pretax gain of $16.6 million in the first quarter of 1999. These operations are associated with the Company's General Industry (All Other) segment.

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

(7) Financial information for operations by reportable business segment is included in the following summary:

JUNE 2000 - YTD
SEGMENT INFORMATION TABLE
IN THOUSANDS                             SALES            EBIT          ASSETS
------------                             -----            ----          ------
Construction Materials                  $188,397     $    25,009      $  240,540
Industrial Components                    346,935          50,792         465,409
Automotive Components                    164,472          14,178         179,064
General Industry (All Other)             213,644          18,922         312,020
Corporate/Eliminations                      --            (5,584)         52,525

                                        --------     -----------      ----------
                                        $913,448     $   103,317      $1,249,558
                                        --------     -----------      ----------

JUNE 1999 - YTD
SEGMENT INFORMATION TABLE
IN THOUSANDS                             SALES            EBIT          ASSETS
------------                             -----            ----          ------
Construction Materials                  $187,470     $    24,965      $  238,017
Industrial Components                    288,985          40,383         336,505
Automotive Components                    165,347          12,799         215,682
General Industry (All Other)             174,035          17,910         236,844
Corporate/Eliminations                      --          *(5,637)          52,292

                                        --------     -----------      ----------
                                        $815,837     $    90,420      $1,079,340
                                        --------     -----------      ----------

*In the first quarter of 1999, the gain on the divestiture of the Company's perishable cargo business and charges related to certain assets were recorded at the corporate level. See Note 6 in the Notes to Condensed Consolidated Financial Statements.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Carlisle Companies Incorporated ("Carlisle" or the "Company") reported record sales for the quarter of $479 million, up 13% over 1999, and net earnings of $31.9 million or $1.04 per share (diluted), an increase of 14% versus second quarter 1999 earnings of $.91 per share. Carlisle Tire & Wheel, Tensolite, Motion Control and Carlisle Industrial Brake & Friction (Industrial Components), Carlisle Engineered Products (Automotive Components), and Carlisle Systems & Equipment (General Industry) recorded strong earnings growth for the quarter. The impact of acquisitions made in 1999 and earlier this year, coupled with improved operating margins, were responsible for the favorable results.

For the six-month period ended June 30, 2000, sales rose 12% to $913 million and net earnings increased 15%, to $57.4 million or $1.87 per share, over the same period in 1999. Carlisle Tire & Wheel (Industrial Components), Carlisle Engineered Products (Automotive Components), and Carlisle Systems & Equipment (General Industry) were the primary contributors to the sales and earnings growth for the year.

Construction Materials sales for the second quarter 2000 were down 9% from 1999. The decrease, primarily in the domestic roofing markets, was attributable to sales pulled into the first quarter in anticipation of the April 1, 2000 price increase. Although EBIT margins improved, EBIT for the quarter was down slightly from last year. Favorable product mix and lower warranty expense were offset by the impact of lower sales.

Industrial Components sales increased 28% over the second quarter of 1999 while EBIT increased 32%. All businesses in this segment added positively to the results. Sales and earnings at Carlisle Tire & Wheel fueled much of this segment's growth, with Tensolite, Motion Control, and Carlisle Industrial Brake & Friction contributing to the positive results. Sales at Carlisle Tire & Wheel were aided by the acquisition of the consumer tire and wheel business of Titan International, which was completed in April of 2000. The Company continues to realize synergies from its acquisition integration strategies and expects to see further improvements as the Titan integration progresses. Strengthening demand at Tensolite's cable assembly and specialty electronic cable businesses, coupled with favorable product mix and operational improvements, contributed to this segment's improvement in sales and earnings over 1999. On July 5, 2000, Tensolite announced the acquisition of UniTrek, a manufacturer of radio frequency and microwave cable assemblies and complex wire harnesses, supplying OEM's in the wireless communications, electronic test and measurement, and defense electronics markets. Strong aftermarket sales at both Motion Control and Carlisle Industrial Brake & Friction also contributed to this segment's positive results.

Sales of the Automotive Components segment were down slightly from the second quarter of 1999. On a comparable basis, excluding operations divested or deconsolidated late in 1999, sales of this segment were up approximately 1% for the quarter and 3% for the year. Automotive OEM demand has remained strong, particularly in the light truck and SUV lines. EBIT for the quarter was up 14% over last year as a result of improved process management and cost control. EBIT as a percent of sales improved to 8.6% compared to 7.4% in 1999. Strong cash flow was generated by continuing improvements in asset management.

General Industry sales were up 30% over the second quarter 1999 sales of $87 million, and EBIT increased 6%. Costs, related to acquisitions made during the year, were the primary cause of the difference in sales to earnings growth. Carlisle Systems & Equipment was the leading contributor to the sales and earnings growth of this segment. The full year impact of Johnson Truck Bodies, acquired in May of 1999, and the impact of acquisitions completed this year have expanded the capabilities of this business in both market share and product offerings. In April, the Company completed the acquisition of Extract Technologies Limited, a leading UK based provider of containment and bulk powder handling applications, used in the pharmaceutical and biotech industries. In July, the Company announced a joint venture, to offer e-commerce capabilities for the purchase of parts to its food and dairy processing customers. Additionally, in June, the Company completed the acquisition of Process Controls Engineering (PCE), a systems design and integration company serving the food and dairy processing industries. These acquisitions will further expand the global reach of this business. The Company's Transportation Products business has experienced softening due to the impact of higher fuel and interest costs, which have negatively impacted the entire market for original equipment commercial trailer and dump truck bodies. Carlisle FoodService reported positive sales gains, driven by acquisitions made during the year. In April, Carlisle FoodService completed the acquisition of the Dura-Ware Company, a manufacturer of commercial cookware and servingware for the foodservice and hospitality markets, which will complement its existing product lines.

ACQUISITIONS

In the second quarter, Carlisle completed four acquisitions: The consumer tire and wheel business of Titan International, Inc.; the Dura-Ware Company, a manufacturer of commercial cookware and servingware; Extract Technologies Limited, a leading biotech/pharmaceutical systems provider, headquartered in Huddersfield, England; and Process Controls Engineering, a systems design and integration company serving the food and dairy processing industries. Additionally, the Company announced a 25% equity investment in Icopal A/S, Europe's leading commercial roofing systems company. Also, the Company announced the intent to acquire Red River Manufacturing Inc., a specialty trailer manufacturer. In early July, the Company announced the acquisition of UniTrek, a manufacturer of radio frequency and microwave cable assemblies and complex wire harnesses, supplying OEM's in the wireless communications, electronic test and measurement, and defense electronics markets.

CASH FLOWS

Cash generated from operations for the second quarter was $35 million, an increase of $31 million over 1999 second quarter operating cash flows of $4 million. The increase for the quarter is attributable to higher earnings and improved working capital management. For the six months ended June 30, 2000, cash generated from operations was $56 million, compared to $60 million in 1999, for the same period. The 1999 six-month cash flows reflect the impact of the proceeds, net of a $39 million tax payment, from the divestiture of the Perishable Cargo business, completed in the first quarter of 1999.

BACKLOG

The consolidated backlog of $264 million at June 30, 2000 rose 15% over June 30, 1999 level of $229 million. Improved backlog positions at Carlisle Tire & Wheel, Tensolite and Carlisle Systems & Equipment were driven by acquisitions made by these companies as well as increased market demand.

                           PART II. OTHER INFORMATION

Item 4.    Submission of matters to a vote of security holders

(a)        The Company's 2000 Annual Meeting of Shareholders was held on April
           20, 2000.

(b) At the 2000 Annual Meeting of Shareholders, the election of four directors were approved as follows:

      DIRECTOR                FOR        AGAINST     WITHHELD   NON-VOTE
      --------                ---        -------     --------   --------
Paul J. Choquette, Jr.     40,099,407       --       433,603       --

Stephen P. Munn            39,952,996       --       471,845       --

G. FitzGerald Ohrstrom     40,087,646       --       441,299       --

Magalen C. Webert          40,091,721       --       437,811       --

(c) At the 2000 Annual Meeting of Shareholders, a proposal to amend the Company's Executive Incentive Program to increase the number of shares of common stock authorized for issuance under the Stock Option Plan from 1,600,000 to 2,600,000 shares was approved as follows:


                                 FOR        AGAINST     WITHHELD   NON-VOTE
                                 ---        -------     --------   --------

Proposal to Amend
Executive Incentive Program   35,315,718   4,713,711    309,624         --

Item 6.    Exhibits and Reports on Form 8-K

(a)        Exhibits applicable to the filing of this report are as follows:

(12)       Ratio of Earnings to Fixed Charges.

(27) Financial Data Schedule as of June 30, 2000 and for the six months ended June 30, 2000.

(b)        Report on Form 8-K:

           No reports on Form 8-K were filed during the quarter for which this report on Form 10-Q is filed.

                                    SIGNATURE


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            Carlisle Companies Incorporated


Date AUGUST 9, 2000                         By: /s/ DENNIS J. HALL
                                                --------------------------------
                                                Dennis J. Hall
                                                Vice Chairman