Form 10-Q
period 2000-09-30
CARLISLE COMPANIES INC
filed 2000-11-13
CIK 790051

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                      OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                          TO ______________________ .

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
Yes |X|   No |_|

Shares of common stock outstanding at November 1, 2000    30,255,302

                          PART I. FINANCIAL INFORMATION

                   Carlisle Companies Incorporated and Subsidiaries

                    Condensed Consolidated Statements of Earnings
            Three Months and Nine Months ended September 30, 2000 and 1999
                   (Dollars in thousands, except per share amounts)
                                   (unaudited)

                                            Three Months             Nine Months
                                            September 30,           September 30,
                                          2000        1999         2000        1999
                                      -----------  ----------  ------------ -----------
Net sales                                $444,367    $400,855    $1,357,816  $1,216,692

Cost and expenses:
  Cost of goods sold                      348,566     310,928     1,056,988     944,040
  Selling and administrative expenses      42,857      42,516       138,306     129,709
  Research and development expenses         3,878       3,908        12,045      11,886
  (Gain) on divestiture of business
  ($16.6m), net of other
  charges ($15.9m)                             --          --            --        (685)
  Other (income) & expense                 (1,540)     (1,513)       (3,446)     (3,694)
                                        ---------  ----------   ----------- -----------
Earnings before interest &
  income taxes                             50,606      45,016       153,923     135,436

  Interest expense, net                     6,418       4,893        18,585      14,328
                                        ---------  ----------  ------------ -----------
Earnings before income taxes               44,188      40,123       135,338     121,108

Income taxes                               15,978      15,447        49,729      46,626
                                        ---------  ----------  ------------ -----------
Net earnings                             $ 28,210   $  24,676    $   85,609   $  74,482
                                        =========  ==========  ============ ===========

Average shares outstanding
 (000's)-basic                             30,255      30,178        30,234      30,180
Basic earnings per share                 $   0.93   $    0.82    $     2.83   $    2.47
                                      -----------  ----------  ------------ -----------

Average shares outstanding
 (000's)-diluted                           30,611      30,616        30,599      30,636
Diluted earnings per share               $   0.92   $    0.81    $     2.80   $    2.43
                                      -----------  ----------  ------------ -----------

Dividends declared and paid per share    $   0.20   $    0.18    $     0.56   $    0.50
                                      -----------  ----------  ------------ -----------

               See accompanying notes to interim financial statements.

                Carlisle Companies Incorporated and Subsidiaries

Condensed Consolidated Balance Sheets
September 30, 2000 and December 31, 1999
(Dollars in thousands, except share data)
                                                      September 30,   Dec. 31,
                                                         2000          1999
                                                      ------------  -----------
Assets                                                (unaudited)
Current assets
    Cash and cash equivalents                          $    29,513  $    10,417
    Receivables                                            268,500      245,120
    Inventories  (Note 2)                                  262,862      219,270
    Deferred income taxes                                   33,527       32,108
    Prepaid expenses and other                              42,570       34,123
                                                       -----------  -----------
     Total current assets                                  636,972      541,038
                                                       -----------  -----------

Property, plant and equipment, net                         405,866      349,451
                                                       -----------  -----------
Other assets
    Patents, goodwill and other intangibles                247,974      157,967
    Investments and advances to affiliates                  60,190       14,321
    Receivables and other assets                            20,506       17,885
                                                       -----------  -----------
      Total other assets                                   328,670      190,173
                                                       -----------  -----------
                                                       $ 1,371,508  $ 1,080,662
                                                       ===========  ===========
Liabilities and Shareholders' Equity
Current liabilities
    Short-term debt, including current maturities      $   227,472  $     1,989
    Accounts payable                                       115,410      106,283
    Accrued expenses                                       130,770      132,106
                                                       -----------  -----------
      Total current liabilities                            473,652      240,378
                                                       -----------  -----------

Long-term liabilities
    Long-term debt                                         282,216      281,744
    Product warranties                                      72,394       79,858
    Other liabilities                                        3,033          549
                                                       -----------  -----------
       Total long-term liabilities                         357,643      362,151
                                                       -----------  -----------

Shareholders' equity
    Preferred stock, $1 par value.
      Authorized and unissued 5,000,000 shares
    Common stock, $1 par value.
      Authorized 100,000,000 shares;
      issued 39,330,624 shares                              39,331       39,331
    Additional paid-in capital                               7,707        5,571
    Cumulative translation adjustments                      (6,012)      (1,658)
    Retained earnings                                      614,074      545,404
    Cost of shares in treasury -
      9,075,322 shares in 2000
      and 9,153,006 shares in 1999                        (114,887)    (110,515)
                                                       -----------  -----------
     Total shareholders' equity                            540,213      478,133
                                                       -----------  -----------
                                                       $ 1,371,508  $ 1,080,662
                                                       ===========  ===========

     See accompanying notes to interim financial statements.

                 Carlisle Companies Incorporated and Subsidiaries

                 Condensed Statements of Consolidated Cash Flows
                  Nine Months ended September 30, 2000 and 1999
                              (Dollars in thousands)
                                  (unaudited)

                                                     September 30, September 30,
                                                         2000          1999
                                                     ------------  ------------
Operating activities
  Net earnings                                          $  85,609     $  74,482
  Reconciliation of net earnings to cash flows:
    Depreciation                                           38,068        32,191
    Amortization                                            7,942         5,223
    (Gain)/Loss on sales of property, equipment
      and business                                             --          (685)
    Changes in assets and liabilities, excluding
      effects of acquisitions and divestitures:
        Current and long-term receivables                 (12,758)      (35,871)
        Inventories                                       (22,966)       (6,111)
        Accounts payable and accrued expenses             (22,079)          663
        Prepaid, deferred and current income
          taxes                                             6,172        17,632
        Long-term liabilities                              (7,989)        1,309
        Other                                              (5,006)          745
                                                        ---------     ---------
  Net cash provided by operating activities                66,993        89,578
                                                        ---------     ---------
Investing activities
  Capital expenditures                                    (49,692)      (33,383)
  Acquisitions, net of cash                              (205,993)      (28,228)
  Proceeds from sale of property,
    equipment and business                                     53        16,328
  Other                                                     3,692           127
                                                        ---------     ---------
    Net cash used in investing activities                (251,940)      (45,156)
                                                        ---------     ---------
Financing activities
  Net change in short-term debt                           225,483       (28,365)
  Proceeds from long-term debt                                 --        10,000
  Reductions of long-term debt                             (2,265)       (1,744)
  Dividends                                               (16,939)      (15,089)
  Purchases of treasury shares                             (2,236)       (2,386)
                                                        ---------     ---------
    Net cash provided by (used in)
      financing activities                                204,043       (37,584)
                                                        ---------     ---------
Change in cash and cash equivalents                        19,096         6,838
Cash and cash equivalents
  Beginning of period                                      10,417         3,883
                                                        ---------     ---------
  End of period                                         $  29,513     $  10,721
                                                        ---------     ---------

  See accompanying notes to interim financial statements.

              Notes to Condensed Consolidated Financial Statements

                  Nine Months Ended September 30, 2000 and 1999

(1) The accompanying unaudited condensed consolidated financial statements include the accounts of Carlisle Companies Incorporated and its wholly-owned subsidiaries (together, the "Company"). Intercompany transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with Article 10-01 of Regulation S-X of the Securities and Exchange Commission and, as such, do not include all information required by generally accepted accounting principles. However, in the opinion of the Company, these financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial statements for the interim period presented herein. Results of operations for the three months and nine months ended September 30, 2000 are not necessarily indicative of the operating results for the full year.

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

(2)      The components of inventories are as follows:

                                                      September 30,  Dec. 31,
                                                          2000         1999
                                                         ------       ------
                                                               (000)'s
         First-in, first-out (FIFO) costs:
           Finished goods                                $157,073    $132,719
           Work in process                                 32,905      27,052
           Raw materials                                   83,795      70,735
                                                         --------    --------
                                                         $273,773    $230,506
         Excess of FIFO cost over Last-in,
           First-out (LIFO) inventory value             (  10,911)  (  11,236)
                                                         --------    --------
         LIFO inventory value                            $262,862    $219,270
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

(5) Diluted earnings per share of common stock are based on the weighted average number of shares outstanding of 30,611,495 for the three months ended September 30, 2000 and 30,598,500 for the nine months ended September 30, 2000 assuming the exercise of dilutive stock options.

(6) Pending Accounting Standards - In December 1999, the Securities an Exchange Commission issued Staff Accounting Bulletin No. 101("SAB 101"), "Revenue Recognition in Financial

        Statements," which is required to be adopted by the Company in the quarter ended December 31, 2000. SAB 101 clarifies certain conditions regarding the culmination of an earnings process and customer acceptance requirements in order to recognize revenue. The adoption of this new requirement is not expected to have a material impact on the financial position or results of operations of the Company.

        In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133", which deferred SFAS No. 133's effective date to fiscal quarters beginning after June 15, 2000. This statement standardizes the accounting for derivatives and hedging activities and requires that all derivatives be recognized in the statement of financial position as either assets or liabilities at fair value. Changes in the fair value of derivatives that do not meet the hedge accounting criteria are to be reported in earnings. The adoption of this new requirement is not expected to have a material impact on the financial position or results of operations of the Company.

(7) In January 1999, the Company announced the reduction of its interest in its perishable cargo business, consisting of its container leasing joint venture and container manufacturing operations. On January 28, 1999, the Company sold 85% of its interest in its leasing joint venture. In connection with the reduction in the Company's interest in the leasing joint venture, the Company suspended operations at its container manufacturing facility. As a result, the Company recognized a pretax gain of $16.6 million in the first quarter of 1999. These operations are associated with the Company's General Industry (All Other) segment.

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

        The net effect of the above items is reflected under the caption "gain on divestiture of business, net of other charges" on the face of the Company's Condensed Consolidated Statements of Earnings.

(8) Financial information for operations by reportable business segment is included in the following summary:

        September 2000 - YTD
        Segment Information Table
        In thousands                  Sales            EBIT          Assets
                                      -----            ----          ------

        Construction Materials       $ 307,888        $ 46,131      $  296,280

        Industrial Components          499,722          68,745         490,849

        Automotive Components          233,469          18,007         166,727
        General Industry (All
        other)                         316,737          31,298         338,154

        Corporate/Eliminations              --         (10,258)         79,498
                                    ----------        --------      ----------
                                    $1,357,816        $153,923      $1,371,508
                                    ----------        --------      ----------

        September 1999 - YTD
        Segment Information Table
        In thousands                  Sales            EBIT          Assets
                                      -----            ----          ------

        Construction Materials      $  301,366        $ 44,749      $  242,242

        Industrial Components          408,974          52,694         332,503

        Automotive Components          237,148          16,070         213,636
        General Industry (All
        other)                         269,204          30,301         237,850

        Corporate/Eliminations              --         *(8,378)         47,282
                                    ----------        --------      ----------
                                    $1,216,692        $135,436      $1,073,513
                                    ----------        --------      ----------

        *In the first quarter of 1999, the gain on the divestiture of the Company's perishable cargo business and charges related to certain assets were recorded at the corporate level. See Note 6 in the Notes to Condensed Consolidated Financial Statements.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Carlisle Companies Incorporated ("Carlisle" or the "Company") reported record third quarter sales of $444 million and record third quarter net earnings of $28.2 million, or $0.92 per share (diluted). The Industrial Components segment was the primary contributor to the sales and earnings improvement.

For the nine-months ended September 30, 2000, sales of $1.4 billion were up 12% over 1999 year-to-date sales of $1.2 billion, and net earnings of $85.6 million were up 15% over the same period last year. Acquisitions made in the Industrial Components and General Industry segments were the primary contributors to the sales and net earnings gains on a year-to-date basis. In addition, the Company continued to effectively implement cost reduction and productivity improvements throughout its operations.

Construction Materials sales of $120 million, for the third quarter 2000, were up 5% over 1999 third quarter sales of $114 million. Increased sales of TPO membrane and insulation products were the primary contributors to the sales increase. Earnings before interest and taxes ("EBIT") for the quarter of $21.1 million were up 7% over the third quarter last year. In July, the Company announced that it purchased a 25% equity interest in Icopal a/s, a leading European roofing systems company with sales exceeding $600 million. Earnings from the investment in Icopal are accounted for using the equity method. The Icopal earnings contribution is shown in the Construction Materials segment's earnings results, but sales, under equity accounting rules, were not impacted. Icopal's contribution and continued favorable warranty experience accounted for 40% and 60% respectively, of the earnings improvement in the segment, offsetting the negative effect of rising material costs in a very competitive roofing market.

Industrial Components reported robust growth in both sales and earnings. Sales of $153 million for the third quarter outpaced 1999 sales by 27%, while EBIT of $18.0 million exceeded last year by 46%. Carlisle Tire & Wheel fueled the sales and earnings growth of this segment through the acquisitions of the consumer tire and wheel business of Titan International, Inc. acquired in April of this year, and the CRAGAR steel wheel product line, which was acquired in December of 1999. Tensolite reported improved results over the third quarter of 1999 through its expansion into new cable assembly markets as well as increased aerospace cable demand. In July, the Company completed the acquisition of UniTrek Company, a manufacturer of radio frequency and microwave cable assemblies, and wire harnesses supplied to customers in various wireless markets. UniTrek will further expand the Company's product offerings in this growing market. Reduced production levels, experienced at many of the heavy-duty truck manufacturers, have negatively impacted sales and earnings of the Company's heavy-duty brake lining business. Strong aftermarket demand, favorable product mix and the successful implementation of operating efficiencies at Carlisle Industrial Brake & Friction added to this segment's sales and earnings growth.

Automotive Components reported a 15% increase in EBIT on slightly lower sales for the quarter ended September 30, 2000, compared to third quarter 1999. Sales in this segment have remained strong throughout the year, after taking into consideration the deconsolidation of its small U.K. joint venture and the cessation of its tool manufacturing operations, which together contributed

$14.5 million to sales in 1999. The Company's focus on operational efficiencies has resulted in improvements to operating profits and this segment's return on assets.

General Industry sales of $103 million were up 8% over 1999 third quarter sales of $95 million. Sales gains at Carlisle Systems & Equipment and Carlisle FoodService were supported by acquisitions made during the year. EBIT for this segment of $11.6 million for the third quarter 2000, was 6% below the same period last year. During the quarter FoodService announced price increases to cover cost increases already experienced, which will not have an effect until the fourth quarter. Additionally, rising fuel costs, exacerbated by higher interest rates and regulatory legislation, have negatively impacted demand and margins at Carlisle Transportation Products.

Acquisitions

During the third quarter, Carlisle completed four acquisitions: UniTrek, a manufacturer of radio frequency and microwave cable assemblies and complex wire harnesses, supplying OEM's in the wireless communications, electronic test and measurement, and defense electronics markets; a 25% equity investment in Icopal a/s, Europe's leading commercial roofing systems company; Red River Manufacturing Inc., a specialty trailer manufacturer; and Zimmer Corporation, which will broaden Carlisle's global offerings of cheese equipment and whey processing systems.

Cash Flows

Cash generated from operations for the third quarter was $11 million. Increased net income, amortization and depreciation were partially offset by higher working capital needs, as the Company took advantage of quarter-end discounts and increased inventory levels for seasonal demands. For the nine months ended September 30, 2000, cash generated from operations was $67 million, compared to $90 million in 1999 for the same period. The 1999 nine-month cash flows reflect the impact of the proceeds, net of a $39 million tax payment, from the divestiture of the Perishable Cargo business, completed in the first quarter of 1999. Excluding this tax payment, operating cash flows are up $16 million year over year. On June 30 of 2000, the Company secured financing under a $350 million revolving credit facility. Short-term borrowings of $227 million at September 30, 2000 were used to fund acquisitions completed during the year.

Backlog

The consolidated backlog of $264 million at September 30, 2000 rose 21% over the September 30, 1999 backlog of $218 million. Improved backlog positions at Carlisle Tire & Wheel, Tensolite and Carlisle Industrial Brake & Friction were driven by acquisitions made during the year and increased demand in these markets.

                           PART II. OTHER INFORMATION

   Item 6.   Exhibits and Reports on Form 8-K

    (a)      Exhibits applicable to the filing of this report are as follows:

    (12)     Ratio of Earnings to Fixed Charges.

    (27) Financial Data Schedule as of September 30, 2000 and for the nine months ended September 30, 2000.

     (b)     Report on Form 8-K:

      No reports on Form 8-K were filed during the quarter for which this report on Form 10-Q is filed.

                                    SIGNATURE

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          Carlisle Companies Incorporated


Date    November 10, 2000              By: /s/Dennis J. Hall
      ----------------------               -------------------------------------
                                           Dennis J. Hall
                                           Vice Chairman