Form 10-K
period 2000-12-31
CARLISLE COMPANIES INC
filed 2001-03-09
CIK 790051

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(Mark One)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
           DECEMBER 31, 2000

                                  OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934.

                         COMMISSION FILE NUMBER 1-9278

                            ------------------------

                        CARLISLE COMPANIES INCORPORATED

             (Exact name of registrant as specified in its charter)

                     DELAWARE                                      31-1168055
         (State or other jurisdiction of              (I.R.S. Employer Identification No.)
          incorporation or organization)

       250 SOUTH CLINTON STREET, SUITE 201,
          SYRACUSE, NEW YORK 13202-1258                          (315) 474-2500
(Address of principal executive office, including              (Telephone Number)
                    zip code)

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X    No ___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [    ]

    As of February 26, 2001, 30,256,898 shares of common stock of the registrant were outstanding; the aggregate market value of the shares of common stock of the registrant held by non-affiliates was approximately $1,008,835,834 based upon the closing price of the common stock on the New York Stock Exchange on February 26, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 20, 2001 are incorporated by reference in
Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

    INDUSTRIAL COMPONENTS. The principal products of this segment are small bias-ply rubber tires, stamped and roll-formed wheels, heavy duty friction and braking systems for truck and off-highway equipment, high grade aerospace wire, specialty electronic cable, cable assemblies and interconnects. Customers include golf car manufacturers, power equipment manufacturers, boat and utility trailer manufacturers, truck OEMs, heavy equipment and truck dealers and aftermarket distributors, aerospace OEMs, and electronic and communications equipment manufacturers.

    AUTOMOTIVE COMPONENTS. The principal products of this segment are highly engineered rubber and plastic components for Tier I suppliers and other manufacturers in the automotive market.

    GENERAL INDUSTRY (ALL OTHER). The principal products of this segment include commercial and institutional plastic foodservice permanentware and catering equipment, fiber glass and composite material trays and dishes, commercial cookware and servingware, ceramic tableware, specialty rubber and plastic cleaning brushes, stainless steel processing and containment equipment and their related process control systems, specialty trailers and standard and custom-built high payload trailers and dump bodies, refrigerated fiberglass truck bodies, perishable cargo container leasing, cheese and whey processing equipment. Customers include food service distributors, restaurants, food, dairy, beverage and pharmaceutical processors and distributors, heavy equipment and truck dealers, shipping lines, commercial haulers and cheese processors.

    The amount of total revenue contributed by the products or services in each industry segment for each of the last three fiscal years is as follows (in millions):

                                                                2000       1999       1998
                                                              --------   --------   --------
Construction Materials......................................  $  407.0   $  405.4   $  371.5
Industrial Components.......................................     641.7      527.9      510.8
Automotive Components.......................................     302.4      314.3      272.0
General Industry--All Other.................................     420.0      363.7      363.2
                                                              --------   --------   --------
Total.......................................................  $1,771.1   $1,611.3   $1,517.5
                                                              ========   ========   ========

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

    In each industry segment, satisfactory supplies of raw materials and adequate sources of energy essential for operation of the Company's businesses have generally been available to date. Uncertain economic conditions, however, could cause shortages of some basic materials, particularly those which are petroleum derivatives (plastic resins, synthetic rubber, etc.) and used in the Construction Materials, Industrial Components, Automotive Components and General Industry (All Other) segments. The Company believes that energy sources are secure and sufficient quantities of raw materials can be obtained through normal sources to avoid interruption of production in 2001.

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

    In each industry segment, the Company is engaged in businesses, and its products serve markets, that generally are highly competitive. Product lines serving most markets tend to be price competitive and all lines also compete on service and product performance. Except for Automotive Components, no industry segment is dependent upon a single customer, or a few customers, the loss of which would have a material adverse effect on the segment. Sales to its largest customer represented 30.1% of total Automotive Components segment sales in 2000.

    Order Backlog was $266.3 million at December 31, 2000, $228.0 million at December 31, 1999, and $262.1 million at December 31, 1998.

    Research and Development expenses were $16.5 million in 2000 compared to $15.8 million in 1999, and $16.2 million in 1998.

    The Company employs approximately 11,710 persons on a full-time basis.

    The businesses of the Construction Materials, Automotive Components and General Industry (All Other) segments are generally not seasonal in nature. Within the Industrial Components segment, distribution of lawn and garden products generally reach peak sales volume during the first two quarters of the year. The businesses of all four segments are affected by the state of the general economy.

    In 2000, the Company completed the following ten acquisitions: (i)
DynAir, Inc., a Canadian manufacturer of duct supplies,
(ii) Tuchenhagen--Damrow, LLC and Kolding Gruppen A/S, global equipment suppliers to the cheese industry, (iii) Dura-Ware Co. of America, Inc., a manufacturer of commercial cookware and servingware, (iv) Extract Technology Limited, a UK based biotech/ pharmaceutical systems provider, (v) Consumer Tire & Wheel Division of Titan International, Inc., expanding product offerings to the lawn and garden markets, (vi) Process Controls Engineering, a designer of control systems for the cheese industry, (vii) UniTrek Corporation, a manufacturer of microwave and radio frequency cable assemblies, (viii) Bontech A/S, a Danish designer of spray dryers and fluid bed dryers for the dairy industry, (ix) Zimmer Corporation, a supplier of cheese and whey processing equipment and design services, and
(x) Red River Manufacturing, a specialty trailer manufacturer. In addition, the Company completed the following joint ventures: (i) Icopal A/S, Europe's leading commercial roofing systems provider, (ii) Moodyparts, a distributor of spare parts for processing equipment, and (iii) Carlisle Beijing, a Chinese manufacturer of membrane roofing and waterproofing products.

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

    Information on the Company's revenues, earnings and identifiable assets by industry segment for the last three fiscal years is as follows:

                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Sales to Unaffiliated Customers(1)
  Construction Materials....................................  $407,039   $405,387   $371,547
  Industrial Components.....................................   641,669    527,902    510,780
  Automotive Components.....................................   302,355    314,246    271,955
  General Industry (All Other)..............................   420,004    363,721    363,212

Earnings before interest and income taxes
  Construction Materials....................................  $ 57,528   $ 58,195   $ 53,030
  Industrial Components.....................................    76,101     66,001     61,261
  Automotive Components.....................................    21,396     21,212     17,638
  General Industry (All Other)..............................    37,071     40,429     38,166
  Corporate(2)..............................................   (13,213)   (11,200)   (10,110)

Identifiable Assets
  Construction Materials....................................  $258,558   $229,905   $218,045
  Industrial Components.....................................   494,953    333,401    319,519
  Automotive Components.....................................   139,225    209,653    213,900
  General Industry (All Other)..............................   337,209    262,435    262,393
  Corporate(3)..............................................    75,734     45,268      8,995

------------------------

(1) Intersegment sales or transfers are not material.

(2) Includes general corporate expenses.

(3) Consists primarily of cash and cash equivalents, facilities, and other invested assets.

ITEM 2. PROPERTIES

    The following table sets forth certain information with respect to the principal properties and plants of the Company as of December 31, 2000:

                                 O-OFFICE                                                                APPROXIMATE
                                 M-MANUFACTURING                                                         FLOOR SPACE  APPROXIMATE
  PRINCIPAL PRODUCT OR ACTIVITY  W-WAREHOUSING             LOCATION                OWNED OR LEASED        (SQ. FT.)     ACREAGE
  -----------------------------  ---------------   -------------------------  -------------------------  -----------  -----------
  Corporate headquarters             O             Syracuse, NY               Leased to 2005                 15,500        --
                                   O,M,W           Zevenaar, Holland          Owned                          26,000         1
                                                                                                         ----------       ---
                                                                                                             41,500         1
                                                                                                         ==========       ===

  Elastomeric membranes and        O,M,W           Carlisle, PA               Owned                         557,474        79
  related roofing products         O,M,W           Greenville, IL             Owned                         165,430        35
                                   O,M,W           Sapulpa, OK                Owned                          34,503     --
                                   O,M,W           Wylie, TX                  Owned                          44,000         6
                                   O,M,W           Senatobia, MS              Owned                          54,500     --
                                                   Bloemedalerweg,            Leased to 2004
                                   O,M,W           Netherlands                                              175,000     --
                                                   Bloemedalerweg,            Leased to 2004
                                     W             Netherlands                                               30,000     --
                                     O             Denver, CO                 Leased to 2001                    484     --
                                     O             Mississauga, Canada        Leased to 2002                  1,860     --
                                     O             Portland, ME               Leased to 2002                  5,205     --
                                     O             Sutton Courtney, UK        Leased to 2003                  1,000     --
                                     W             Greenville, IL             Leased to 2003                 40,000     --
                                     O             Akron, OH                  Leased to 2001                  9,600     --
                                     W             Greenville, IL             Leased to 2000                 25,500     --
                                     M             Kingston, NY               Leased to 2000                 50,000     --
                                     W             Carlisle, PA               Leased to 2001                 49,600     --
                                     O             Bloomsburg, PA             Leased to 2002                    500     --
                                     M             Franklin Park, IL          Leased to 2004                265,000     --
                                     M             Kingston, NY               Leased to 2004                168,000     --
                                     O             Plano, TX                  Leased to 2004                  4,063     --
                                     O             Sewickley, PA              Leased to 2000                    470     --
                                     O             Chicago, IL                Leased to 2000                    400     --
                                   O,M,W           Fontana, CA                Leased to 2001                 72,587     --
                                     O             East Granby, CT            Leased to 2001                    400
                                    O,W            Kennesaw, GA               Leased to 2002                 10,720     --
                                                                                                         ----------       ---
                                                                                                          1,766,296       120
                                                                                                         ==========       ===

  Small pneumatic tires and        O,M,W           Carlisle, PA               Owned                         640,609        31
  tubes; stamped and               O,M,W           Aiken, SC                  Owned                         420,500        18
                                                   Point Fortin, Trinidad,    Owned
  roll-formed wheels               O,M,W           W.I.                                                     167,604     --
                                   O,M,W           Long Beach, CA             Owned                          60,000         3
                                   O,M,W           Clinton, TN                Owned                         335,000       102
                                   O,M,W           Slinger, WI                Owned                         144,000     --
                                    M,W            Trinidad                   Owned                         155,332     --
                                     O             Trinidad                   Owned                          12,272     --
                                     M             Milwaukee, WI              Owned                          99,000     --
                                   O,M,W           Ontario, CA                Owned                          60,000     --
                                     W             Spokane, WA                Leased to 2000                 16,000     --
                                     W             Clinton, TN                Leased to 2000                 25,000     --
                                     W             Los Angeles, CA            Leased to 2000                  8,000     --
                                     M             Stow, OH                   Leased to 2000                 20,000         5
                                   O,M,W           Lenexa, KS                 Leased to 2001                112,900         6
                                    O,W            Mansfield, TX              Leased to 2001                 38,160     --
                                     W             Slinger, WI                Leased to 2001                 20,400     --
                                     W             Perrysburg, OH             Leased to 2002                 64,300     --
                                     W             Villa Rica, GA             Leased to 2002                 43,000     --
                                     W             Winnepeg, Manitoba         Leased to 2002                 48,800     --
                                     W             Saskatoon, Saskatchewan    Leased to 2002                 30,200     --
                                     M             Los Angeles, CA            Leased to 2003                 21,000     --
                                     W             Los Angeles, CA            Leased to 2003                 16,800         1
                                     M             Los Angeles, CA            Leased to 2003                 20,515         2
                                     O             Los Angeles, CA            Leased to 2003                 10,000     --
                                     W             Lakeland, FL               Leased to 2003                 18,750     --
                                     W             Carson, CA                 Leased to 2003                 84,044     --
                                   O,M,W           Ontario, CA                Leased to 2003                 87,143     --
                                     W             Greenwood, SC              Leased to 2003                120,000        19

                                 O-OFFICE                                                                APPROXIMATE
                                 M-MANUFACTURING                                                         FLOOR SPACE  APPROXIMATE
  PRINCIPAL PRODUCT OR ACTIVITY  W-WAREHOUSING             LOCATION                OWNED OR LEASED        (SQ. FT.)     ACREAGE
  -----------------------------  ---------------   -------------------------  -------------------------  -----------  -----------
                                     W             Springfield, TN            Leased to 2004                 56,000     --
                                     W             Montreal, Canada           Leased to 2004                 27,000     --
                                     W             Mt. Pleasant, TX           Leased to 2005                 14,000
                                     W             Waterloo, Ontario          Leased to 2007                 69,000     --
                                                                                                         ----------       ---
                                                                                                          3,065,329       187
                                                                                                         ==========       ===

  Molded plastics products           M             Oklahoma City, OK          Owned                         146,985         8
  for commercial food              O,W,M           Sparta, WI                 Owned                          40,000         3
  service; ceramic tableware       O,W,M           Fredonia, WI               Owned                         209,425        11
                                    O,M            Zanesville, OH             Owned                         125,600        16
                                     O             Des Plaines, IL            Leased to 2001                  1,462     --
                                     M             Erie, PA                   Leased to 2002                 69,647     --
                                     M             Chihauhua, Mexico          Leased to 2004                 55,401         8
                                     M             Chicago, IL                Leased to 2004                 15,992     --
                                     W             Zanesville, OH             Leased to 2004                 70,800        10
                                     W             Oklahoma City, OK          Leased to 2005                282,600     --
                                    O,W            Charlotte, NC              Leased to 2009                210,560     --
                                                                                                         ----------       ---
                                                                                                          1,228,472        56
                                                                                                         ==========       ===

  Custom-manufactured rubber         M             Middlefield, OH            Owned                         200,581        28
  and plastics products,             M             Crestline, OH              Owned                         233,400        40
  including precision-molded         M             Canton, OH                 Owned                          87,845        17
  engine components and              M             Lake City, PA              Owned                         100,000        30
  blow-molded bumper beams           M             Trenton, SC                Owned                          67,695        10
                                     M             Belleville, MI             Owned                          76,000         5
                                     M             Erie, PA                   Owned                          95,800        15
                                     M             Lapeer, MI                 Owned                          96,300         6
                                     M             Tuscaloosa, Al             Owned                          67,376        15
                                     W             Canton, OH                 Leased to 2000                 31,840     --
                                    M,W            Ashtabula, OH              Leased to 2000                 30,000     --
                                     W             Tuscaloosa, AL             Leased to 2001                 40,000     --
                                     W             Johnston, SC               Leased to 2001                  8,000     --
                                     W             Edgefield, SC              Leased to 2001                 14,400     --
                                     W             Trenton, SC                Leased to 2001                 19,000     --
                                     O             Livonia, MI                Leased to 2002                 10,987     --
                                    M,W            Erie, PA                   Leased to 2004                142,000     --
                                     O             Chardon, OH                Leased to 2004                  8,033     --
                                     M             Chihuahua, MX              Leased to 2004                 50,000         8
                                                                                                         ----------       ---
                                                                                                          1,379,257       174
                                                                                                         ==========       ===

  Brake lining for trucks and       O,M            Ridgeway, PA               Owned                         117,300         7
  Heavy duty equipment                             Fredericksburg, VA         Owned
    trailers;                       O,M                                                                      90,042        27
  friction products; brakes and      O             Charlottesville, VA        Owned                          25,000         4
  Actuation systems                O,M,W           Logansport, IN             Owned                         112,200        47
                                   O,M,W           Bloomington, IN            Owned                         250,000        21
                                    M,W            Stockton, CA               Leased to 2000                 27,600         2
                                     W             Lancaster, PA              Leased to 2002                 39,000         2
                                    O,M            Brantford, Ontario         Leased to 2002                 50,000         2
                                    M,W            Pittsburg, KS              Leased to 2004                 30,000         3
                                    M,W            Nampa, ID                  Leased to 2007                106,400         5
                                                                                                         ----------       ---
                                                                                                            847,542       120
                                                                                                         ==========       ===

  Specialized lowbed trailers       O,M            Mitchell, SD               Owned                         290,000        36
  for construction and              O,M            Brookville, PA             Owned                         156,000        22
  commercial markets                O,M            Green Pond, AL             Owned                          49,860        14
                                    O,M            West Fargo, SD             Leased to 2007                 90,000        10
                                                                                                         ----------       ---
                                                                                                            585,860        82
                                                                                                         ==========       ===

                                 O-OFFICE                                                                APPROXIMATE
                                 M-MANUFACTURING                                                         FLOOR SPACE  APPROXIMATE
  PRINCIPAL PRODUCT OR ACTIVITY  W-WAREHOUSING             LOCATION                OWNED OR LEASED        (SQ. FT.)     ACREAGE
  -----------------------------  ---------------   -------------------------  -------------------------  -----------  -----------
  Liquid Transport tanks           O,M,W           New Lisbon, WI             Owned                         252,850        31
  and in-plant processing          O,M,W           Elroy, WI                  Owned                          84,300         7
  equipment                        O,M,W           Huddersfield, England      Owned                          50,000         2
                                    O,W            Franklin, NJ               Owned                           3,500         2
                                   O,M,W           Winsted, MN                Owned                          85,066         7
                                     O             Ryttermarken, Denmark      Owned                           5,360     --
                                     O             Visalia, CA                Leased to 2001                  1,800     --
                                     W             Fond du Lac, WI            Leased to 2001                 90,000     --
                                     O             Ripon, CA                  Leased to 2001                  1,200     --
                                     O             Australia                  Leased to 2001                  1,000     --
                                     O             Shropshire, England        Leased to 2002                  1,500     --
                                     O             Kolding, Denmark           Leased to 2002                  5,000     --
                                   O,M,W           Rice Lake, WI              Leased to 2002                135,000         5
                                   O,M,W           Tavares, FL                Leased to 2002                 74,000        12
                                     O             Hamilton, New Zealand      Leased to 2002                  3,400     --
                                   O,M,W           Aylesford, England         Leased to 2004                 14,000         1
                                   O,M,W           Shanghai, China            Leased to 2004                 74,000         3
                                     O             Columbia, MD               Leased to 2005                  5,535     --
                                   O,M,W           Huddersfield, England      Leased to 2008                  8,000         1
                                     O             Fond du Lac, WI            Leased to 2010                  7,082     --
                                                                                                         ----------       ---
                                                                                                            902,593        71
                                                                                                         ==========       ===

  High- and medium-                O,M,W           St. Augustine, FL          Owned                         166,750        17
  temperature insulated            O,M,W           Andover, MA                Leased to 2010                 64,000     --
  wire and cable                   O,M,W           Essex Junction, VT         Leased to 2004                 46,000     --
                                   O,M,W           Vancouver, WA              Leased to 2002                 31,525
                                                                                                         ----------       ---
                                                                                                            308,275        17
                                                                                                         ----------       ---
                                                                                                         10,125,124       757
                                                                                                         ==========       ===

    Total plant space of 10,125,124 sq. ft. is used for:

                                                               OWNED      LEASED       TOTAL
                                                             ---------   ---------   ----------
Office.....................................................     42,632      96,481      139,113
Manufacturing..............................................  1,270,982     735,555    2,006,537
Warehousing................................................          0   1,402,034    1,402,034
Combined...................................................  4,947,845   1,629,595    6,577,440
                                                             ---------   ---------   ----------
                                                             6,261,459   3,863,665   10,125,124
                                                             =========   =========   ==========

    As of December 31, 2000, an additional 658,707 sq. ft. is leased by the Company, under various agreements, principally for warehousing and distribution. All of the manufacturing and most of the office and warehousing space is of masonry and steel construction and most are equipped with automatic sprinkler systems. Approximately one-third of the owned office, manufacturing and warehousing space has been constructed within the last twenty years; the remaining buildings are from twenty to seventy years old and have been maintained in good condition.

ITEM 3. LEGAL PROCEEDINGS

    As of December 31, 2000, other than ordinary routine litigation incidental to the business, which is being handled in the ordinary course of business, neither the Company nor any of its subsidiaries is a party to, nor are any of their properties subject to any material pending legal proceedings, nor are any such proceedings known to be contemplated by governmental authorities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

    The Company's common stock is traded on the New York Stock Exchange. As of December 31, 2000, there were 2,396 shareholders of record.

    Quarterly cash dividends paid and the high and low prices of the Company's stock on the New York Stock Exchange in 2000 and 1999 were as follows:

                                                        FIRST          SECOND         THIRD          FOURTH
                                                       --------       --------       --------       --------
2000
Dividends per share..................................   $.1800         $.1800         $.2000         $.2000
Stock Price
  High...............................................   $   40 7/16    $   49 3/4     $   49 7/16    $   44 5/8
  Low................................................   $   31 3/16    $   38 7/8     $   40 1/8     $   36 13/16

1999
Dividends per share..................................   $.1600         $.1600         $.1800         $.1800
Stock Price
  High...............................................   $   52 15/16   $   49 9/16    $   51 5/16    $   43 1/8
  Low................................................   $   41         $   42 1/4     $   37 7/16    $   30 5/8

ITEM 6. SELECTED FINANCIAL DATA.

    In thousands except per share data.

                                          2000        1999        1998        1997        1996        1995
                                       ----------   ---------   ---------   ---------   ---------   --------
SUMMARY OF OPERATIONS
Net sales............................  $1,771,067   1,611,256   1,517,494   1,260,550   1,017,495   822,534
Gross margin.........................     368,384     356,989     328,115     286,461     237,698   197,674
Selling & administrative expenses....     176,484     173,375     160,366     143,246     128,676   109,236
Research & development...............      16,463      15,762      16,178      15,824      11,900    12,339
Interest and other (income)/expenses,
  net................................      24,572      12,369      11,302      10,607       5,082     3,241
Net earnings.........................      96,180      95,794      84,866      70,666      55,680    44,081
  Basic earnings per share...........        3.18        3.18        2.81        2.34        1.84      1.43
  Diluted earnings per share.........        3.14        3.13        2.77        2.28        1.80      1.41

FINANCIAL POSITION
Net working capital..................     176,529     300,660     223,188     191,450     175,285   153,709
Property, plant and equipment, net...     402,614     349,451     354,769     294,165     264,238   193,134
Total assets.........................   1,305,679   1,080,662   1,022,852     861,216     742,463   542,423
Long-term debt.......................     281,864     281,744     273,521     209,642     191,167    72,725
    % of total capitalization........        45.4        37.2        42.9        40.3        38.4      21.2
Shareholders' equity.................     547,879     478,133     405,435     347,253     307,608   273,257

OTHER DATA
Average shares outstanding--basic....      30,239      30,166      30,179      30,235      30,281    30,759
Average shares
  outstanding--diluted...............      30,599      30,635      30,674      31,025      30,953    31,266
Dividends paid.......................      22,989      20,511      18,105      15,868      14,129    12,928
  Per share..........................       0.760       0.680       0.600       0.525       0.465     0.420
Capital expenditures.................      59,419      47,839      95,970      59,531      34,990    37,467
Depreciation & amortization..........      59,549      47,414      45,221      38,755      29,758    23,230
Shareholders of record...............       2,396       2,546       2,443       2,068       2,145     2,054

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

    See the Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    Carlisle Companies Incorporated reported sales of $1.771 billion in 2000, up 10%, or $160 million, from 1999 sales of $1.611 billion. Acquisitions were the primary contributor to the year-over-year sales increase. Sales volume at many Carlisle companies was affected by the reduction in customer demand in the fourth quarter. In 1999, sales increased 6% or $94 million, as a result of internal growth, driven by product line expansion and market share gains, as well as the effect of acquisitions completed in 1999 and the full year impact of acquisitions completed in 1998.

    Net earnings in 2000 were $96.2 million, or $3.14 per share, compared to 1999 net earnings of $95.8 million, or $3.13 per share. As the fourth quarter unfolded, the rapid economic slowdown, seen throughout the manufacturing community, was reflected in the sales and operating earnings of many Carlisle companies. Margin pressures caused by competitive pricing and increased material costs also affected earnings. Net earnings in 1999 increased 13%, due to increased sales levels coupled with operational improvements made throughout the Company.

    The disappointing fourth quarter, caused by steep declines in demand, diluted improvements made at many Carlisle companies throughout the year. What started as a very promising year, with demand in excess of capacity at some facilities, took a drastic turn in the fourth quarter. A downturn in many original equipment markets occurred without a corresponding increase in the aftermarket, events that normally do not coincide. Market prices dropped as competitors fought to retain volume in declining markets. This, coupled with upward pressure on costs, brought margins down. Yet, with few exceptions, Carlisle's companies maintained competitively strong leadership positions in each of their major markets.

    To further sharpen Carlisle's competitive capability, management has taken action to increase efficiency and reduce costs by announcing the closure of two plants, six regional support offices and other staff reductions. The expense associated with these actions resulted in a pretax charge to operations of $3.7 million in the fourth quarter. It is expected that this charge will result in a benefit in 2001 equivalent to the charge.

    Approximately 96% of this year's sales growth came from acquisitions completed in 2000 and the full year impact of 1999 acquisitions. During 2000, Carlisle completed a record ten acquisitions and established three joint ventures. These acquisitions were: (1) DynAir, Inc., a Canadian manufacturer of duct supplies, (2) Tuchenhagen-Damrow, LLC and Kolding Gruppen A/S, global equipment suppliers to the cheese industry, (3) Dura-Ware Co. of America, Inc., a manufacturer of commercial cookware and servingware, (4) Extract Technology Limited, a U.K. based biotech/pharmaceutical systems provider, (5) Consumer Tire and Wheel Division of Titan International, Inc., expanding product offerings to the lawn and garden markets, (6) Process Controls Engineering, a designer of control systems for the cheese industry, (7) UniTrek Corporation, a manufacturer of microwave and radio frequency cable assemblies, (8) Bontech A/S, a Danish designer of spray dryers and fluid bed dryers for the dairy industry,
(9) Zimmer Corporation, a supplier of cheese and whey processing equipment, and
(10) Red River Manufacturing, a specialty trailer manufacturer. In addition, the Company completed the following joint ventures: (1) Icopal A/S, Europe's leading commercial roofing systems provider, (2) Moodyparts, a distributor of spare parts for processing equipment, and (3) Carlisle Beijing, a Chinese manufacturer of membrane roofing and waterproofing products.

    Five acquisitions were completed in 1999. Carlisle purchased: (1) Global Manufacturing, a manufacturer of stamped steel wheels for industrial and recreational applications and styled steel wheels for the automotive aftermarket, (2) Johnson Truck Bodies, a manufacturer of fiberglass custom truck bodies for the delivery of food products to stores and homes, (3) Innovative Engineering Limited, an engineering and equipment supplier of cheese making systems, (4) Marko International, Inc., a supplier of table coverings, table skirtings and other accessories for the foodservice market, and (5) the custom steel wheel business of Cragar Industries, Inc., which produces and markets Cragar brand custom steel wheels to the automotive aftermarket.

OPERATING SEGMENTS

CONSTRUCTION MATERIALS

    Segment sales of $407 million in 2000 were flat over 1999 sales of $405 million. The relatively soft commercial roofing market experienced in 2000, as compared to 1999, stunted sales growth in this segment. Although sales of thermoplastic polyolefin (TPO) membrane and insulation increased year-over-year, a soft domestic roofing market, further slowed by the cold, wet weather experienced in the fourth quarter of 2000, coupled with a change in product mix, reduced sales. Carlisle Coatings & Waterproofing experienced higher sales driven by its adhesive tape and sealant products. In 1999, segment sales increased 9% from 1998 sales of $372 million as a result of the expansion of its insulation and TPO products.

    Segment earnings were down slightly in 2000 to $57.5 million, from $58.2 million in 1999. The continuing trend of raw material price increases, the inability to pass those increases on to our customers, as well as the change in product mix, negatively impacted earnings this year, despite the continuing trend of favorable warranty claims experience. In 1999 segment earnings were up 10% over 1998 earnings of $53.0 million, reflecting increased sales levels, improved operational performance and favorable warranty experience. The improvement in earnings was partially offset by the absorption of increased raw material costs and changes in product mix.

INDUSTRIAL COMPONENTS

    Segment sales of $642 million for 2000 surpassed 1999 sales of $528 million by 22%. Two acquisitions completed during the year by Carlisle Tire & Wheel and Tensolite fueled much of this segment's sales growth. Tensolite's diversification into cable assembly and high performance interconnects has brought this company into the forefront of the communications technology market and has helped to expand its customer base and markets served. Carlisle Tire & Wheel's acquisition of the Consumer Tire and Wheel Division of Titan International has increased its sales through further expansion of its product line and customer base. The Company's off-highway and industrial brake and friction businesses saw a sales improvement in 2000, primarily in the industrial aftermarket product lines. In 1999, segment sales increased 3% over 1998 sales of $511 million. This increase was due to growth of new customers and new products in the specialty tire and wheel business of Carlisle Tire & Wheel, but was dampened by lower demand for aerospace bulk cable, heavy duty friction to the aftermarket and off-highway industrial brakes.

    Segment earnings increased 15% to $76.1 million over 1999 earnings of $66.0 million. Earnings improvements at Carlisle Tire & Wheel driven by the Cragar and Titan acquisitions were reduced by the impact of higher material and utility costs, coupled with expansion and integration costs. Carlisle Industrial Brake & Friction had a positive comparison to 1999 resulting from the successful implementation of productivity improvements and cost reduction programs. Tensolite's cable assembly operations also made a positive contribution to this segment's earnings in 2000. Tensolite has consolidated and upgraded its cable assembly operations in order to strengthen its manufacturing capabilities and flexibility as it prepares for future growth. Motion Control, the off-highway business, was impacted by lower demand compounded by competitive pricing and higher material costs. Segment earnings increased 8% in 1999 from $61.3 million in 1998. Factors leading to the increase were product line extension and operational improvements at Carlisle Tire & Wheel. Offsetting these improvements were lower earnings at Tensolite and Carlisle Industrial Brake & Friction due to less robust markets.

AUTOMOTIVE COMPONENTS

    Segment sales for Automotive Components were down 4% in 2000 to $302 million, from $314 million in 1999. This segment experienced an overall reduction in production build rates throughout 2000 coming off 1999's record pace, with heavier reductions noted in the fourth quarter of this year. In 1999, segment sales were up 16% over 1998 sales of $272 million, as a result of a very strong automotive and light truck market.

    Segment earnings of $21.4 million were slightly above 1999 segment earnings of $21.2 million. Earnings in this segment were up 12% through September 30th, 2000 as a result of operational improvements and efficiencies gained. However, the reduction in industry demand in the fourth quarter and the corresponding impact on sales offset the improvement made throughout the year. Earnings in 1999 increased due to the release of production backlog following the resolution of the GM strike in 1998 as well as improved product mix. Return on assets and free cash flow both improved significantly in this segment.

GENERAL INDUSTRY (ALL OTHER)

    The General Industry segment sales of $420 million exceeded 1999 sales by 15%. Acquisitions completed at each of the businesses in this segment during the year were principally responsible for the segment's sales growth. Carlisle Systems & Equipment expanded its reach of isolation systems for the pharmaceutical industry and cheese processing equipment for the dairy products industry and has become a leader in these respective niches. The sales gains at Carlisle Transportation Products, due to the acquisition of Red River and increased demand at the tank trailer business, were more than offset by the decline in demand at the Trail King specialty trailer operations. This decline was caused by the ongoing softness in the transportation markets as a result of rising fuel costs. Acquisitions completed during the year at Carlisle FoodService offset lower sales of the core foodservice business. Segment sales of $364 million in 1999 were flat with 1998 sales of $363 million. On a pro-forma basis, excluding the effect of the perishable cargo divestiture in January 1999, sales increased 20% over 1998. Sales and earnings at Carlisle Systems & Equipment account for much of this pro-forma increase, due to the acquisition of Johnson Truck Bodies as well as internal growth. Carlisle Transportation Products sales were up over 1998 primarily due to a strong highway construction market. Higher sales were recorded in our foodservice business due to product line expansions in both international and domestic markets.

    Segment earnings of $37.1 million were down 8% over 1999. Margin pressures at Carlisle FoodService and sales declines at Carlisle Transportation Products and Systems & Equipment's Johnson Truck Bodies, offset the earnings increases from the acquisitions in the other Carlisle Systems & Equipment businesses. Carlisle FoodService struggled throughout the second half of the year to fight off increased raw material and freight costs. Price increases were implemented late in 2000 and should improve margins in 2001, but could not offset the cost increases already absorbed this year. Earnings at Carlisle Transportation Products' specialty trailer operations were negatively impacted by lower productivity as a result of the sales decline in each of its markets. Rising fuel costs reduced demand for new equipment particularly in the commercial trailer markets. Segment earnings of $40.4 million in 1999 increased 6% over 1998 segment earnings of $38.2 million. Pro-forma earnings grew 26%, after excluding the perishable cargo business, which was divested in January of 1999, reflecting primarily the increase in sales in this segment.

FINANCIAL RESULTS

    GROSS MARGIN, expressed as a percent of sales, represents the difference between net sales and cost of goods sold. These margins increased from 21.6% in 1998, to 22.2% in 1999, but declined to 20.8% in 2000. In 1999, improved operational efficiency, as well as improved product mix, accounted for the higher margin rate. The decline from 1999 to 2000 reflects the competitive marketplace, higher raw material prices coupled with the reduced demand during the fourth quarter of this year.

    SELLING AND ADMINISTRATIVE COSTS, expressed as a percent of sales, of 10.6% in 1998, 10.8% in 1999, and 10.0% in 2000, reflect the continued emphasis on cost control throughout all operations and lower cost structures in Carlisle's overall businesses.

    TOTAL COSTS, which include raw material, manufacturing, selling, general and administrative, and research and development costs expressed as a percentage of total sales, have remained fairly consistent, at 90.1% in 2000, 89.6% in 1999 and 90.0% in 1998. Through the third quarter of 2000, total costs, as a percentage of sales were 88.9%, a .3 point improvement over the same period of 1999. The increase in total costs in 2000 was driven by raw material price increases, compounded by declining market demand in the fourth quarter. The improvement in the total cost relationship in 1999 was due to improved operating efficiencies.

    INTEREST EXPENSE, NET increased to $28.0 million in 2000 from $19.2 million in 1999, due to higher debt levels throughout the year, as a result of the completion of a record number of acquisitions, during the year. Strong internally generated cash flows financed planned capital expenditures and some of the acquisition spending.

    INCOME TAXES, for financial reporting purposes, decreased in 2000 to an effective tax rate of 36.2% compared to 38.4% in 1999, and 39.5% in 1998. The successful implementation of various foreign and state tax strategies was responsible for much of this improvement.

    RECEIVABLES, of $214 million reflect a decrease over the 1999 level of $245 million. The sales decline experienced in the fourth quarter, as well as a focus on reducing days sales outstanding, was responsible for the improvement. The 1999 level of receivables represented a 9% increase over 1998 levels and was in line with the sales growth for that year.

    INVENTORIES, valued primarily by the last-in, first-out (LIFO) method, were $277 million at year-end 2000, a 27% increase over the 1999 year-end level of $219 million. The increase in inventory at year-end was primarily due to higher inventory at Carlisle Tire & Wheel in preparation for the spring selling season, and at Carlisle FoodService as a result of acquisitions made during the current year. In 1999, the increase in inventory over 1998 was also due to seasonal demands and the impact of acquisitions.

    CAPITAL EXPENDITURES totaled $59 million in 2000, up from $48 million in 1999. Investments were made in production capacity in China and Trinidad for tire and wheel assemblies, as well as plant and equipment to manufacture TPO roofing membranes, specialty trailers and processing equipment.

LIQUIDITY, CAPITAL RESOURCES AND ENVIRONMENTAL

    CASH FLOWS provided by operating activities were $125 million in 2000 compared to $136 million in 1999. The decrease is due to higher working capital at the end of 2000 partially offset by an increase in depreciation and amortization. Cash used in investing activities was $272 million versus
$86 million in 1999, an increase of $186 million. This increase was attributable to the unprecedented level of acquisition spending during the year of $209 million versus $42 million in 1999. In addition, in 1999, cash used in investing activities was offset by the proceeds, net of tax, from the divestiture of the perishable cargo business. The net cash provided by financing activities in 2000 was $146 million versus a use of cash of $44 million in 1999. In 2000, short-term borrowings were used to finance acquisitions made during the year. The net cash used in financing activities in 1999 reflects the repayment of short-term borrowings.

    In June of 2000, Carlisle replaced its $125 million revolving credit facility with new $350 million credit facilities. These facilities are available for investments in acquisitions and general corporate purposes. The Company's primary sources of liquidity and capital are cash flows from operations and borrowing capacity. Carlisle continues to maintain substantial flexibility to meet anticipated needs for liquidity and investment opportunities.

    Carlisle management recognizes the importance of the Company's responsibilities toward matters of environmental concern. Programs are in place to monitor and test facilities and surrounding environments and, where practical, to recycle materials. Carlisle has not incurred material charges relating to environmental matters in 2000 or in prior years, and none are currently anticipated.

BACKLOG AND FUTURE OUTLOOK

    BACKLOG was $266 million at December 31, 2000 compared to $228 million in 1999. Higher backlog at Carlisle Tire & Wheel, Tensolite and Carlisle Systems & Equipment reflect the strong market penetration achieved by these businesses through internal efforts and the acquisition of key market niches. Automotive Components backlog was down from December 1999 levels due to the decline in demand in the fourth quarter 2000, and the anticipated slowing of the automotive build rates, particularly in the first quarter of 2001.

    With the onset of 2001 management is pleased to announce three recently completed acquisitions by Carlisle Process Systems: Bontech Engineering A/S, in Denmark; Scheffers, Division of Siersema BV and Stork Friesland BV, both in the Netherlands. Each of these companies strengthen Carlisle's position in evaporation and drying systems for the food and dairy processing industries. Additionally, Carlisle SynTec has announced a letter of intent to acquire EcoStar, Inc., a manufacturer of synthetic roofing tiles for the residential and commercial steep slope roofing markets.

    There is opportunity in this changed economic environment. The companies we have acquired in 2000 and those announced in 2001, bring new products, customers and markets to Carlisle's portfolio. Although we believe the first half of the year will be a challenge, our competitive position is strong and we are optimistic about the opportunities for growth and leadership in our markets. We have made strides toward achieving our objective of increased global presence in industries that are attractive to us. Our longstanding operating principles of: targeted market leadership; growth from within; lean organizational structure; low cost, decentralized operations; and strategic acquisitions to achieve our sales and earnings growth objectives, have enabled us to show positive results year-over-year despite the market conditions we face. As we move into 2001, we are confident that these principles will continue to result in operating success for Carlisle.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                      CONSOLIDATED STATEMENTS OF EARNINGS

                        FOR THE YEARS ENDED DECEMBER 31

                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                              2000         1999         1998
                                                           ----------   ----------   ----------
Net sales................................................  $1,771,067   $1,611,256   $1,517,494
                                                           ----------   ----------   ----------
Cost and expenses:
  Cost of goods sold.....................................   1,402,683    1,254,267    1,189,379
  Selling and administrative expenses....................     176,484      173,375      160,366
  Research and development expenses......................      16,463       15,761       16,178
  Gain on divestiture of business ($16.6m),
    net of other charges ($15.9m)........................          --         (685)          --
  Other (income) & expense...............................      (3,446)      (6,099)      (8,414)
                                                           ----------   ----------   ----------
Earnings before interest & income taxes..................     178,883      174,637      159,985

  Interest expense, net..................................      28,018       19,154       19,716
                                                           ----------   ----------   ----------
Earnings before income taxes.............................     150,865      155,483      140,269

Income taxes.............................................      54,685       59,689       55,403
                                                           ----------   ----------   ----------
Net earnings.............................................  $   96,180   $   95,794   $   84,866
                                                           ==========   ==========   ==========

Average shares outstanding--basic........................      30,239       30,166       30,179
Basic earnings per share.................................  $     3.18   $     3.18   $     2.81

Average shares outstanding--diluted......................      30,599       30,635       30,674
Diluted earnings per share...............................  $     3.14   $     3.13   $     2.77

          See accompanying Notes to Consolidated Financial Statements.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                       ADDITIONAL              CUMULATIVE      COST OF
                                             COMMON     PAID-IN     RETAINED   TRANSLATION     SHARES
                                             STOCK      CAPITAL     EARNINGS   ADJUSTMENT    IN TREASURY
                                            --------   ----------   --------   -----------   -----------
Balance at December 31,1997...............  $39,331      $ 1,830    $403,356      $(1,583)    $ (95,681)
  Net earnings............................       --           --      84,866           --            --
  Cash dividends--$0.60 per share.........       --           --     (18,105)          --            --
  Exercise of stock options & other.......       --        2,371          --           --         3,309
  Purchase of 283,598 treasury shares.....       --           --          --           --       (14,372)
  Translation adjustment..................       --           --          --          113            --
                                            -------      -------    --------      -------     ---------
Balance at December 31, 1998..............   39,331        4,201     470,117       (1,470)     (106,744)
  Net earnings............................       --           --      95,794           --            --
  Cash dividends--$0.68 per share.........       --           --     (20,511)          --            --
  Exercise of stock options & other.......       --        1,370           4           --           616
  Purchase of 103,208 treasury shares.....       --           --          --           --        (4,387)
  Translation adjustment..................       --           --          --         (188)           --
                                            -------      -------    --------      -------     ---------
Balance at December 31, 1999..............   39,331        5,571     545,404       (1,658)     (110,515)
  Net earnings............................       --           --      96,180           --            --
  Cash dividends--$0.76 per share.........       --           --     (22,989)          --            --
  Exercise of stock options & other.......       --        4,697          --           --         4,627
  Purchase of 255,612 treasury shares.....       --           --          --           --        (9,803)
  Translation adjustment..................       --           --          --       (2,966)           --
                                            -------      -------    --------      -------     ---------
Balance at December 31, 2000..............  $39,331      $10,268    $618,595      $(4,624)    $(115,691)
                                            =======      =======    ========      =======     =========

          See accompanying Notes to Consolidated Financial Statements.

                          CONSOLIDATED BALANCE SHEETS

                               AS OF DECEMBER 31

                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                 2000         1999
                                                              ----------   ----------
ASSETS
Current assets
  Cash and cash equivalents.................................  $    8,967   $   10,417
  Receivables, less allowances of $5,688 in 2000 and $4,963
    in 1999.................................................     213,656      245,120
  Inventories...............................................     277,455      219,270
  Deferred income taxes.....................................      22,344       32,108
  Prepaid expenses and other................................      54,055       34,123
                                                              ----------   ----------
    TOTAL CURRENT ASSETS....................................     576,477      541,038
                                                              ----------   ----------

PROPERTY, PLANT AND EQUIPMENT, NET..........................     402,614      349,451
                                                              ----------   ----------
OTHER ASSETS
  Patents, goodwill and other intangibles...................     251,670      157,967
  Investments and advances to affiliates....................      66,350       14,321
  Receivables and other assets..............................       8,568       17,885
                                                              ----------   ----------
    TOTAL OTHER ASSETS......................................     326,588      190,173
                                                              ----------   ----------
                                                              $1,305,679   $1,080,662
                                                              ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Short-term debt, including current maturities.............  $  173,762   $    1,989
  Accounts payable..........................................     108,484      106,283
  Accrued expenses..........................................     117,702      132,106
                                                              ----------   ----------
    TOTAL CURRENT LIABILITIES...............................     399,948      240,378
                                                              ----------   ----------

LONG-TERM LIABILITIES
  Long-term debt............................................     281,864      281,744
  Product warranties........................................      72,789       79,858
  Other liabilities.........................................       3,199          549
                                                              ----------   ----------
    TOTAL LONG-TERM LIABILITIES.............................     357,852      362,151
                                                              ----------   ----------
SHAREHOLDERS' EQUITY
  Preferred stock, $1 par value. Authorized and unissued
    5,000,000 shares
  Common stock, $1 par value. Authorized 100,000,000 shares;
    issued 39,330,624 shares................................      39,331       39,331
  Additional paid-in capital................................      10,268        5,571
  Cumulative translation adjustment.........................      (4,624)      (1,658)
  Retained earnings.........................................     618,595      545,404
  Cost of shares in treasury--9,079,356 shares in 2000 and
    9,203,095 shares in 1999................................    (115,691)    (110,515)
                                                              ----------   ----------
    TOTAL SHAREHOLDERS' EQUITY..............................     547,879      478,133
                                                              ----------   ----------
                                                              $1,305,679   $1,080,662
                                                              ==========   ==========

          See accompanying Notes to Consolidated Financial Statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                        FOR THE YEARS ENDED DECEMBER 31

                                 (IN THOUSANDS)

                                                                2000        1999       1998
                                                              ---------   --------   ---------
OPERATING ACTIVITIES
  Net earnings..............................................  $  96,180   $ 95,794   $  84,866
  Reconciliation of net earnings to cash flows:
    Depreciation............................................     48,346     39,832      37,617
    Amortization............................................     11,203      7,582       7,604
    (Gain)/Loss on sales of property, equipment and
      business..............................................      2,871     (1,777)     (3,156)
    Changes in assets and liabilities, excluding effects of
      acquisitions and divestitures:
      Current and long-term receivables.....................     30,119    (18,622)    (43,786)
      Inventories...........................................    (36,984)   (13,471)    (10,526)
      Accounts payable and accrued expenses.................    (32,988)     4,440      25,450
      Prepaid, deferred and current income taxes............     16,913     15,761      (7,568)
      Long-term liabilities.................................     (7,731)     4,585       5,217
      Other.................................................     (2,803)     1,969       1,086
                                                              ---------   --------   ---------
    NET CASH PROVIDED BY OPERATING ACTIVITIES...............    125,126    136,093      96,804
                                                              ---------   --------   ---------
INVESTING ACTIVITIES
  Capital expenditures......................................    (59,419)   (47,839)    (95,970)
  Acquisitions, net of cash.................................   (209,454)   (42,393)    (31,577)
  Proceeds from sale of property, equipment and business....        782     17,157      11,344
  Other.....................................................     (4,174)   (12,544)    (16,761)
                                                              ---------   --------   ---------
    NET CASH USED IN INVESTING ACTIVITIES...................   (272,265)   (85,619)   (132,964)
                                                              ---------   --------   ---------
FINANCING ACTIVITIES
  Net proceeds from short-term debt.........................    171,773    (29,285)     15,827
  Proceeds from long-term debt..............................         --     10,000     104,235
  Reductions of long-term debt..............................     (2,616)    (1,744)    (49,274)
  Dividends.................................................    (22,989)   (20,511)    (18,105)
  Treasury shares and stock options, net....................       (479)    (2,400)    (14,372)
                                                              ---------   --------   ---------
    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES.....    145,689    (43,940)     38,311
                                                              ---------   --------   ---------
CHANGE IN CASH AND CASH EQUIVALENTS.........................     (1,450)     6,534       2,151
CASH AND CASH EQUIVALENTS
  Beginning of year.........................................     10,417      3,883       1,732
                                                              ---------   --------   ---------
  End of year...............................................  $   8,967   $ 10,417   $   3,883
                                                              =========   ========   =========

          See accompanying Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                CARLISLE COMPANIES INCORPORATED AND SUBSIDIARIES

SUMMARY OF ACCOUNTING POLICIES

BASIS OF CONSOLIDATION.

    The consolidated financial statements include the accounts of the Company and its subsidiaries. Investments in affiliates where the Company does not have control are accounted for under the equity method. Equity income related to such investments is recorded in Other (income) & expense. All material intercompany transactions and accounts have been eliminated.

REVENUE RECOGNITION.

    The substantial majority of the consolidated revenues are recognized by the Company upon shipment of products to the customer. The Company's product sales are predominantly to customers in the United States.

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

INVENTORIES.

    Inventories are valued at the lower of cost or market. Cost for a majority of the Company's inventories is determined by the last-in, first-out (LIFO) method with the remainder determined by the first-in, first-out (FIFO) method.

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

PATENTS, GOODWILL AND OTHER INTANGIBLES.

    Patents and other intangibles, recorded at cost, amounted to $1.5 million and $6.6 million at December 31, 2000 and 1999, respectively (net of accumulated amortization of $17.2 million and $16.5 million, respectively), and are amortized over their remaining lives, which average five years. Goodwill, representing the excess of acquisition cost over the fair value of specifically identifiable assets acquired, was $250.2 million and $151.3 million at December 31, 2000 and 1999, respectively (net of accumulated amortization of $29.7 million and $19.8 million, respectively), and is amortized on a straight line basis over various periods not exceeding 30 years. The Company evaluates the carrying

                CARLISLE COMPANIES INCORPORATED AND SUBSIDIARIES

value of goodwill and other intangible assets if facts and circumstances suggest that they may be impaired. Impairments would be recognized when the expected future operating cash flows derived from such intangible assets is less than their carrying value.

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

EARNINGS PER SHARE.

    Earnings per share is determined in accordance with STATEMENT OF FINANCIAL ACCOUNTING STANDARDS (SFAS) No. 128, "Earnings per Share".Basic earnings per share excludes the dilutive effect of options, warrants, and convertible securities. Diluted earnings per share gives effect to all dilutive securities that were outstanding during the period. The only difference between basic and diluted earnings per share of the Company is the effect of dilutive stock options.

FOREIGN CURRENCY TRANSLATION.

    The Company has determined that the local currency is the functional currency for its subsidiaries outside the United States. Assets and liabilities of these operations are translated at the exchange rate in effect at each year-end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included as a component of shareholders' equity. Gains and losses from foreign currency transactions are included in net income for the period.

OTHER COMPREHENSIVE INCOME.

    A statement of comprehensive income has not been presented because, aside from changes in cumulative translation adjustments, the components of comprehensive income are not significant. The changes in cumulative translation adjustment are presented in the Consolidated Statements of Shareholders' Equity.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES.

    Effective January 1, 2001, the Company will implement SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement standardizes the accounting for derivatives and hedging activities and requires that all derivatives be recognized in the statement of financial position as either assets or liabilities at fair value. Changes in the fair value of derivatives that do not meet the hedge accounting criteria are to be reported in earnings. Implementation of this pronouncement will not have a material effect since the Company has not utilized derivative financial instruments or entered into hedging transactions.

                CARLISLE COMPANIES INCORPORATED AND SUBSIDIARIES

RECLASSIFICATIONS.

    Certain reclassifications have been made to prior years' information to conform to the 2000 presentation.

INVENTORIES

    The components of inventories are:

                                                                2000       1999
IN THOUSANDS                                                  --------   --------
FIFO cost (approximates current costs):
  Finished goods............................................  $175,861   $132,719
  Work in process...........................................    31,687     27,052
  Raw materials.............................................    82,694     70,735
                                                              --------   --------
                                                              $290,242   $230,506
Excess of FIFO cost over LIFO value.........................   (12,787)   (11,236)
                                                              --------   --------
                                                              $277,455   $219,270
                                                              ========   ========

PROPERTY, PLANT & EQUIPMENT

    The components of property, plant and equipment are:

                                                                2000       1999
IN THOUSANDS                                                  --------   --------
Land........................................................  $  7,371   $  5,640
Buildings & leasehold improvements..........................   174,804    149,924
Machinery & equipment.......................................   522,281    473,662
Projects in progress........................................    38,753     28,859
                                                              --------   --------
                                                              $743,209   $658,085
Accumulated depreciation....................................  (340,595)  (308,634)
                                                              --------   --------
                                                              $402,614   $349,451
                                                              ========   ========

BORROWINGS

    Long-term debt includes:

                                                                2000       1999
IN THOUSANDS                                                  --------   --------
6.70% senior notes due 2008.................................  $100,000   $100,000
7.25% senior notes due 2007.................................   150,000    150,000
Industrial Development and Revenue Bonds due through 2018...    26,540     26,595
Other, including capital lease obligations..................     7,603      7,138
                                                              --------   --------
                                                              $284,143   $283,733
Less current maturities.....................................    (2,279)    (1,989)
                                                              --------   --------
                                                              $281,864   $281,744
                                                              ========   ========

    On June 30, 2000, the Company replaced its $125 million revolving credit facility, expiring April 30, 2001, with new syndicated revolving credit facilities, which provide for borrowings up to

                CARLISLE COMPANIES INCORPORATED AND SUBSIDIARIES

$350 million. These facilities consist of a $150 million three-year facility and a $200 million 364-day facility. As of December 31, 2000, $171 million was outstanding under these facilities. The Company has available unsecured lines of credit from banks of $40 million, all of which was available as of December 31, 2000.

    At December 31, 2000, letters of credit amounting to $29.7 million were outstanding, primarily to provide security under insurance arrangements and certain borrowings.

    Under the Company's various debt and credit facilities, the Company is required to maintain various restrictive covenants and limitations, including certain net worth and cash flow ratios, all of which were complied with in 2000 and 1999.

    The industrial development and revenue bonds are collateralized by the facilities and equipment acquired through the proceeds of the related bond issuances. On January 1, 1999, the Company secured a $10 million Industrial Development Revenue Bond due December 31, 2018.

    The weighted average interest rates on the revenue bonds for 2000 and 1999 were 5.7% and 4.6%, respectively.

    Cash payments for interest were $28.2 million in 2000, $19.1 million in 1999 and $21.3 million in 1998.

    Interest expense, net is shown net of interest income of $3.5 million in 2000, $2.6 million in 1999 and $3.0 million in 1998.

    The aggregate amount of long-term debt maturing in each of the next five years is approximately $2.3 million in 2001, $1.5 million in 2002, $3.9 million in 2003, $1.4 million in 2004, $1.5 million in 2005 and $273.5 million thereafter.

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

                CARLISLE COMPANIES INCORPORATED AND SUBSIDIARIES

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

EMPLOYEE STOCK OPTIONS & INCENTIVE PLAN

    The Company maintains an Executive Incentive Program for executives and certain other employees of the Company and its operating divisions and subsidiaries. The Program contains a plan, for those who are eligible, to receive cash bonuses and/or shares of restricted stock. The Program also has a stock option plan available to certain employees.

    At December 31, 2000, under the Company's restricted stock plan, 10,683 nonvested shares were outstanding and 2,148,380 shares were available for issuance.

    The activity under the stock option plan is as follows:

                                                                          WEIGHTED
                                                                          AVERAGE
                                                               NUMBER     EXERCISE
                                                              OF SHARES    PRICE
                                                              ---------   --------
Outstanding at December 31, 1997............................  1,570,246    $18.52
Options granted.............................................    239,000     46.56
Options exercised...........................................   (282,413)    16.32
                                                              ---------
Outstanding at December 31, 1998............................  1,526,833    $23.32
Options granted.............................................    430,500     38.35
Options exercised...........................................    (40,316)    16.69
                                                              ---------
Outstanding at December 31, 1999............................  1,917,017    $26.84
Options granted.............................................      2,000     31.56
Options exercised...........................................   (367,407)    17.33
Options cancelled...........................................    (29,600)    23.84
                                                              ---------
Outstanding at December 31, 2000............................  1,522,010    $29.20
                                                              =========
Available for grant at December 31, 2000....................  1,034,282

                CARLISLE COMPANIES INCORPORATED AND SUBSIDIARIES

    The following tables summarize information about stock options outstanding as of December 31, 2000:

Options Outstanding:

                                            NUMBER                            WEIGHTED
                           RANGE OF       OUTSTANDING   WEIGHTED AVERAGE      AVERAGE
                        EXERCISE PRICES   AT 12/31/00   REMAINING YEARS    EXERCISE PRICE
                        ---------------   -----------   ----------------   --------------
                         $ 8.10- 9.78         48,132          1.0              $ 9.67
                          12.32-17.25        203,046          2.5               14.52
                          17.32-19.63        137,000          4.1               17.57
                          19.88-29.50        476,332          5.5               23.97
                          32.75-48.38        657,500          8.1               41.38
                                           ---------
                                           1,522,010
                                           =========

Options Exercisable:

                                            NUMBER
                           RANGE OF       OUTSTANDING   WEIGHTED AVERAGE
                        EXERCISE PRICES   AT 12/31/00   REMAINING YEARS
                        ---------------   -----------   ----------------
                         $ 8.10- 9.78         48,132         $ 9.67
                          12.32-17.25        203,046          14.52
                          17.32-19.63        137,000          17.57
                          19.88-29.50        476,332          23.97
                          32.75-48.38        327,667          46.24
                                           ---------
                                           1,192,177
                                           =========

    At December 31, 1999, 1,450,350 options were exercisable at a weighted average price of $22.90.

    In accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", the Company applies APB Opinion 25 and related interpretations in accounting for its stock compensation plans and, accordingly, does not recognize compensation cost for its stock option plan. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, the pro-forma effect on net earnings and earnings per share, in 2000, 1999 and 1998, would have been approximately $2.1 million or $.07 per share, $2.5 million or $.08 per share and $1.7 million or $.06 per share, respectively. Pursuant to the transition provisions of SFAS No. 123, the pro-forma effect includes only the vested portion of options granted in and after 1995. Options vest over a three year period. Compensation cost was estimated using the Black-Scholes model with the following assumptions: expected dividend yield of 2.22 percent in 2000,
1.70 percent in 1999 and 1.20 percent in 1998; an expected life of 7 years; expected volatility of 38.7 percent in 2000, 33.2 percent in 1999 and
25.6 percent in 1998; and risk-free interest rate of 5.9 percent in 2000,
5.5 percent in 1999 and 1998. The weighted-average fair value of those stock options granted in 2000, 1999 and 1998 was $12.70, $14.66 and $16.35,
respectively.

RETIREMENT PLANS

    The Company maintains defined benefit retirement plans for the majority of its employees. Benefits are based primarily on years of service and earnings of the employee. Plan assets consist primarily of publicly-listed common stocks and corporate bonds.

                CARLISLE COMPANIES INCORPORATED AND SUBSIDIARIES

    The change in projected benefit obligation:

                                                                2000       1999
IN THOUSANDS                                                  --------   --------
Benefit obligation at beginning of year.....................  $108,125   $107,879
Service cost................................................     5,289      5,848
Interest cost...............................................     8,024      7,633
Amendments..................................................       152        532
Actuarial gain..............................................      (802)    (6,748)
Benefits paid...............................................    (9,818)    (7,019)
                                                              --------   --------
Benefit obligation at end of year...........................  $110,970   $108,125
                                                              ========   ========

    The change in plan assets:

                                                                2000       1999
IN THOUSANDS                                                  --------   --------
Fair value of plan assets at beginning of year..............  $110,059   $114,465
Actual return on plan assets................................    10,945      1,114
Company contributions.......................................     2,123      1,815
Benefits paid...............................................    (9,818)    (7,019)
                                                              --------   --------
Fair value of plan assets at end of year....................  $113,309   $110,375
                                                              ========   ========

    Reconciliation of the accrued benefit cost recognized in the financial statements:

                                                                2000       1999
IN THOUSANDS                                                  --------   --------
Funded status...............................................  $  2,339   $  2,250
Unrecognized net actuarial gain.............................   (16,944)   (14,640)
Unrecognized prior service cost.............................    (2,871)    (2,979)
Unrecognized transition asset...............................    (1,521)    (2,213)
                                                              --------   --------
Accrued benefit cost........................................  $(18,997)  $(17,582)
                                                              ========   ========

    Components of net periodic benefit cost at December 31:

                                                                2000       1999       1998
IN THOUSANDS                                                  --------   --------   --------
Service cost................................................   $5,289     $5,848     $5,258
Interest cost...............................................    8,024      7,633      7,113
Expected return on plan assets..............................   (9,379)    (8,689)    (8,014)
Net amortization and deferral...............................     (712)      (393)      (381)
                                                               ------     ------     ------
Net periodic benefit cost...................................   $3,222     $4,399     $3,976
                                                               ======     ======     ======

    The projected benefit obligation was determined using an assumed discount rate of 7.75% in 2000 and 1999 and 7.00% in 1998. The assumed rate of compensation increase was 4.5% in 2000 and 1999 and 4.0% in 1998; and the expected rate of return on plan assets was 9.25% in 2000, 1999 and 1998. The 2000 and 1999 pension plan disclosures were determined using a September 30 measurement date.

    Additionally, the Company maintains a retirement savings plan covering substantially all employees other than those employees under collective bargaining agreements. Plan expense was $5.6 million, $4.9 million and $4.9 million, in 2000, 1999 and 1998, respectively.

                CARLISLE COMPANIES INCORPORATED AND SUBSIDIARIES

    The Company also has a limited number of unfunded post-retirement benefit programs for which the expense, inclusive of the components of service costs, interest costs and the amortization of the unrecognized transition obligation, was approximately $0.4 million in 2000, 1999 and 1998. The present value of the Company's obligation under these plans is not significant.

INCOME TAXES

    The provision for income taxes was as follows:

                                                                2000       1999       1998
IN THOUSANDS                                                  --------   --------   --------
Currently payable
  Federal...................................................  $37,884    $ 77,425   $38,496
  State, local and other....................................    7,498       7,472     8,340
                                                              -------    --------   -------
                                                              $45,382    $ 84,897   $46,836
                                                              -------    --------   -------
Deferred liability (benefit)
  Federal...................................................  $ 8,555    $(23,166)  $ 5,572
  State, local and other....................................      748      (2,042)    2,995
                                                              -------    --------   -------
                                                              $ 9,303    $(25,208)  $ 8,567
                                                              -------    --------   -------
Total provision.............................................  $54,685    $ 59,689   $55,403
                                                              =======    ========   =======

    Deferred tax assets (liabilities) are comprised of the following at December 31:

                                                                2000       1999
IN THOUSANDS                                                  --------   --------
Product warranty............................................  $ 37,766   $ 42,007
Inventory reserves..........................................       885      4,099
Doubtful receivables........................................     1,410      1,608
Employee benefits...........................................     6,799     12,024
Other, net..................................................    15,343      9,256
                                                              --------   --------
Deferred assets.............................................  $ 62,203   $ 68,994
                                                              --------   --------
Depreciation................................................   (32,452)   (24,659)
Amortization................................................    (6,575)    (2,229)
                                                              --------   --------
Deferred liabilities........................................  $(39,027)  $(26,888)
                                                              --------   --------
Net deferred tax assets.....................................  $ 23,176   $ 42,106
                                                              ========   ========

    No valuation allowance is required for the deferred tax assets based on the Company's past tax payments and estimated future taxable income.

    A reconciliation of taxes computed at the statutory rate to the tax provision is as follows:

                                                                2000       1999       1998
IN THOUSANDS                                                  --------   --------   --------
Federal income taxes at statutory rate......................  $52,803    $54,419    $49,095
State income taxes, net of federal income tax benefit.......    4,390      4,043      5,798
Other, net..................................................   (2,508)     1,227        510
                                                              -------    -------    -------
                                                              $54,685    $59,689    $55,403
                                                              =======    =======    =======
Effective income tax rate...................................     36.2%      38.4%      39.5%

                CARLISLE COMPANIES INCORPORATED AND SUBSIDIARIES

    Cash payments for income taxes were $49.9 million, $84.9 million and $58.7 million in 2000, 1999 and 1998, respectively.

    The Company has not provided for U.S. taxes payable on accumulated undistributed foreign earnings of certain subsidiaries since these amounts are permanently reinvested.

COMMITMENTS AND CONTINGENCIES

    The Company is obligated under various noncancelable operating leases for certain facilities and equipment. Rent expense was $9.9 million, $8.4 million, and $6.6 million, in 2000, 1999, and 1998, respectively. Future minimum payments under various noncancelable operating leases in each of the next five years are approximately $12.0 million in 2001, $8.5 million in 2002, $7.1 million in 2003, $6.9 million in 2004 and $6.2 million in 2005.

    The Company may be involved in various legal actions from time to time arising in the normal course of business. In the opinion of management, there are no matters outstanding that would have a material adverse effect on the consolidated financial position or results of operations of the Company.

OPERATIONAL RESTRUCTURING AND IMPAIRMENT OF ASSETS

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

    In conjunction with the implementation of the 1999 business plan, the Company completed certain product line realignments, manufacturing improvements and facility relocations and upgrades at its operating businesses resulting in certain assets that are no longer required or will be reallocated. In the first quarter of 1999, the Company recognized a $15.9 million pre-tax charge related to these assets. Approximately 75% of this charge related to machinery and equipment primarily associated with the foodservice, roofing, tire and wheel and automotive components manufacturing operations, with the remainder related to goodwill and other intangible assets associated with acquisitions made in prior years. The amount of the write-down of machinery and equipment was determined to be the excess of the recorded values over the estimated fair values. The fair values were determined using estimated market values or projected future cash flows, whichever was deemed appropriate. The charge related to the intangible assets was determined as the excess of the recorded value over the projected future cash flows.

    The net effect of the above items is reflected under the caption "gain on divestiture of business, net of other charges" on the face of the Company's Consolidated Statements of Earnings.

SEGMENT INFORMATION

    The Company's reportable segments have been organized around differences in products and services, and operating segments have been aggregated. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The chief operating decision

                CARLISLE COMPANIES INCORPORATED AND SUBSIDIARIES

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

    INDUSTRIAL COMPONENTS--the principal products of this segment are small bias-ply rubber tires, stamped and roll-formed wheels, heavy duty friction and braking systems for truck and off-highway equipment, high grade aerospace wire, specialty electronic cable, cable assemblies and interconnects. Customers include golf car manufacturers, power equipment manufacturers, boat and utility trailer manufacturers, truck OEMs, heavy equipment and truck dealers and aftermarket distributors, aerospace OEMs, and electronic and communications equipment manufacturers.

    AUTOMOTIVE COMPONENTS--the principal products of this segment are highly engineered rubber and plastic components for Tier I suppliers and other manufacturers in the automotive market.

    GENERAL INDUSTRY (ALL OTHER)--the principal products of this segment include commercial and institutional plastic foodservice permanentware and catering equipment, fiberglass and composite material trays and dishes, commercial cookware and servingware, ceramic tableware, specialty rubber and plastic cleaning brushes, stainless steel processing and containment equipment and their related process control systems, specialty trailers and standard and custom-built high payload trailers and dump bodies, refrigerated fiberglass truck bodies and perishable cargo container leasing. Customers include foodservice distributors, restaurants, food, dairy, beverage and pharmaceutical processors and distributors, heavy equipment and truck dealers, shipping lines and commercial haulers.

    CORPORATE--includes general corporate expenses. Corporate assets consist primarily of cash and cash equivalents, facilities, and other invested assets.

                CARLISLE COMPANIES INCORPORATED AND SUBSIDIARIES

    Financial information for operations by reportable business segment is included in the following summary:

                                                  EARNINGS BEFORE                DEPRECIATION
                                                    INTEREST &                       AND        CAPITAL
                                       SALES       INCOME TAXES       ASSETS     AMORTIZATION   SPENDING
IN THOUSANDS                         ----------   ---------------   ----------   ------------   --------
2000
  Construction Materials...........  $  407,039      $ 57,528       $  258,558     $ 7,677      $10,968
  Industrial Components............     641,669        76,101          494,953      23,046       25,275
  Automotive Components............     302,355        21,396          139,225      12,048        8,649
  General Industry (All other).....     420,004        37,071          337,209      15,491       14,180
  Corporate........................          --       (13,213)          75,734       1,287          347
                                     ----------      --------       ----------     -------      -------
                                     $1,771,067      $178,883       $1,305,679     $59,549      $59,419
                                     ==========      ========       ==========     =======      =======

1999
  Construction Materials...........  $  405,387      $ 58,195       $  229,905     $ 7,149      $ 9,045
  Industrial Components............     527,902        66,001          333,401      16,942       17,000
  Automotive Components............     314,246        21,212          209,653      10,873       10,526
  General Industry (All other).....     363,721        40,429          262,435      11,646       10,880
  Corporate........................          --       (11,200)          45,268         804          388
                                     ----------      --------       ----------     -------      -------
                                     $1,611,256      $174,637       $1,080,662     $47,414      $47,839
                                     ==========      ========       ==========     =======      =======

1998
  Construction Materials...........  $  371,547      $ 53,030       $  218,045     $ 7,439      $12,849
  Industrial Components............     510,780        61,261          319,519      15,270       33,540
  Automotive Components............     271,955        17,638          213,900      10,005       27,442
  General Industry (All other).....     363,212        38,166          262,393      11,590       21,749
  Corporate........................          --       (10,110)           8,995         917          390
                                     ----------      --------       ----------     -------      -------
                                     $1,517,494      $159,985       $1,022,852     $45,221      $95,970
                                     ==========      ========       ==========     =======      =======

                CARLISLE COMPANIES INCORPORATED AND SUBSIDIARIES

                            QUARTERLY FINANCIAL DATA
                                   UNAUDITED
                       IN THOUSANDS EXCEPT PER SHARE DATA

                                       FIRST         SECOND        THIRD         FOURTH          YEAR
                                      --------      --------      --------      --------      ----------
2000
Net sales...........................  $434,018      $479,430      $444,368      $413,251      $1,771,067
Gross margin........................    97,491       107,536        95,801        67,556         368,384
Operating expenses..................    53,014        50,602        46,735        42,596         192,947
Net earnings........................    25,459        31,940        28,210        10,571          96,180
Basic earnings per share............      0.84          1.06          0.93          0.35            3.18
Diluted earnings per share..........      0.83          1.04          0.92          0.35            3.14

Dividends per share.................      0.18          0.18          0.20          0.20            0.76
Stock price:
  High..............................        40 7/16       49 3/4        49 7/16       44 5/8
  Low...............................        31 3/16       38 7/8        40 1/8        36 13/16

1999
Net sales...........................  $390,024      $425,813      $400,855      $394,564      $1,611,256
Gross margin........................    84,623        98,101        89,927        84,338         356,989
Operating expenses..................    46,870        48,300        46,425        47,541         189,136
Net earnings........................    21,808        27,998        24,676        21,312          95,794
Basic earnings per share............      0.72          0.93          0.82          0.71            3.18
Diluted earnings per share..........      0.71          0.91          0.81          0.70            3.13

Dividends per share.................      0.16          0.16          0.18          0.18            0.68
Stock price:
  High..............................        52 15/16       49 9/16       51 5/16       43 1/8
  Low...............................        41            42 1/4        37 7/16       30 5/8

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Carlisle Companies Incorporated:

     We have audited the accompanying consolidated balance sheets of Carlisle Companies Incorporated (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Carlisle Companies Incorporated as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.



                                                   /s/ Arthur Andersen, LLP


New York, New York
January 30, 2001

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

NAME                     AGE              POSITIONS WITH COMPANY              PERIOD OF SERVICE
----                   --------   ---------------------------------------  -----------------------
Stephen P. Munn......     58      Chairman of the Board since January,     September, 1988 to date
                                  1994; Chief Executive Officer from
                                  September, 1988 to February, 2001, and
                                  President from September, 1988 to
                                  February, 1995.

Dennis J. Hall.......     59      Vice Chairman since March, 1999;         August, 1989 to date
                                  President from February, 1995 to March,
                                  1999; and Executive Vice President,
                                  Treasurer and Chief Financial Officer
                                  from August, 1989 to February, 1995.

Richmond D.               51      Chief Executive Officer since February,  August, 1974 to date
McKinnish............             2001; President, since March, 2000;
                                  Executive Vice President from March,
                                  1999 to March 2000 and President of
                                  Carlisle Tire & Wheel Company from
                                  January, 1991 to March, 1999.

Scott C. Selbach.....     45      Vice President, Corporate Development    July, 1989 to date
                                  since August, 1997; Vice President,
                                  Europe from August, 1995 to August,
                                  1997; and Vice President, Secretary and
                                  General Counsel from July, 1989 to
                                  August, 1995.

Steven J. Ford.......     41      Vice President, Secretary and General    July, 1995 to date
                                  Counsel since July, 1995.

    The officers have been elected to serve at the pleasure of the Board of Directors of the Company. There are no family relationships between any of the above officers, and there is no arrangement or understanding between any officer and any other person pursuant to which he was selected an officer.

    Information required by Item 10 with respect to directors of the Company is incorporated by reference to the Company's definitive proxy statement filed with the Securities and Exchange Commission on March 9, 2001.

ITEM 11. EXECUTIVE COMPENSATION.

    Information required by Item 11 is incorporated by reference to the Company's definitive proxy statement filed with the Securities and Exchange Commission on March 9, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    Information required by Item 12 is incorporated by reference to the Company's definitive proxy statement filed with the Securities and Exchange Commission on March 9, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Not applicable.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    Financial statements required by Item 8 are as follows:

    Consolidated Statements of Earnings, years ended December 31, 2000, 1999 and 1998

    Consolidated Statements of Shareholders' Equity, years ended December 31, 2000, 1999 and 1998

    Consolidated Balance Sheets, December 31, 2000 and 1999

    Consolidated Statements of Cash Flows, years ended December 31, 2000, 1999 and 1998

    Notes to Consolidated Financial Statements

    Exhibits applicable to the filing of this report are as follows:

      (3)     By-laws of the Company.(a)
      (3.1)   Certificate of Amendment of Restated Certificate of
              Incorporation dated April 22, 1991.(d)
      (3.2)   Certificate of Amendment of the Restated Certificate of
              Incorporation dated December 20, 1996.(f)
      (3.3)   Certificate of Amendment of the Restated Certificate of
              Incorporation dated April 29, 1999.(i)
      (4)     Shareholders' Rights Agreement, February 8, 1989.(a)
      (4.1)   Amendment to Shareholders' Rights Agreement, dated August 7,
              1996.(e)
      (4.2)   Trust Indenture.(g)
      (10.1)  Executive Incentive Program.(b)
      (10.2)  Amendment to Executive Incentive Program.(h)
      (10.3)  Representative copy of Executive Severance Agreement, dated
              December 19, 1990, between the Company and certain
              individuals, including the five most highly compensated
              executive officers of the Company.(c)
      (10.4)  Summary Plan Description of Carlisle Companies Incorporated
              Director Retirement Program, effective November 6, 1991.(c)
      (10.5)  Nonemployee Director Stock Option Plan.(i)
      (12)    Ratio of Earnings to Fixed Charges.
      (21)    Subsidiaries of the Registrant.
      (23)    Consent of Independent Public Accountants.

------------------------

(a) Filed as an Exhibit to the Company's annual report on Form 10-K for the year ended December 31, 1988 and incorporated herein by reference.

(b) Filed with the Company's definitive proxy statement dated March 9, 1994 and incorporated herein by reference.

(c) Filed as an Exhibit to the Company's annual report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.

(d) Filed as an Exhibit to the Company's annual report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference.

(e) Filed as an Exhibit to Form 8-A/A filed on August 9, 1996 and incorporated herein by reference.

(f) Filed as an Exhibit to the Company's annual report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

(g) Filed as an Exhibit to the Company's registration statement on Form S-3 (No. 333-16785) and incorporated herein by reference.

(h) Filed with the Company's definitive proxy statement dated March 9, 1998 and incorporated herein by reference.

(i) Filed as an Exhibit to the Company's annual report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

    No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CARLISLE COMPANIES INCORPORATED

                                          /s/ DENNIS J. HALL
                                          --------------------------------------
                                          By: Dennis J. Hall, Vice Chairman of
                                          the Board
                                             of Directors

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


/s/ RICHMOND D. MCKINNISH                          /s/ MAGALEN C. WEBERT
-------------------------------------------        -------------------------------------------
Richmond D. McKinnish, President, Chief            Magalen C. Webert, Director
Executive Officer and a Director (Principal
Executive Officer)

/s/ DENNIS J. HALL                                 /s/ DONALD G. CALDER
-------------------------------------------        -------------------------------------------
Dennis J. Hall, Vice Chairman of the Board         Donald G. Calder, Director
of Directors (Principal Financial Officer
and Principal Accounting Officer)

/s/ STEPHEN P. MUNN                                /s/ PAUL J. CHOQUETTE, JR.
-------------------------------------------        -------------------------------------------
Stephen P. Munn, Chairman of the Board of          Paul J. Choquette, Jr., Director
Directors

/s/ G. FITZGERALD OHRSTROM                         /s/ PETER L.A. JAMIESON
-------------------------------------------        -------------------------------------------
G. FitzGerald Ohrstrom, Director                   Peter L.A. Jamieson, Director

                                                   /s/ ROBIN W. STERNBERGH
                                                   -------------------------------------------
                                                   Robin W. Sternbergh, Director

March 9, 2001

                        CARLISLE COMPANIES INCORPORATED

                         COMMISSION FILE NUMBER 1-9278

                                   FORM 10-K

                    FOR FISCAL YEAR ENDED DECEMBER 31, 2000

                                  EXHIBIT LIST

(12)  Ratio of Earnings to Fixed Charges

(21)  Subsidiaries of the Registrant

(23)  Consent of Independent Public Accountants
