Form 10-Q
period 2001-03-31
CARLISLE COMPANIES INC
filed 2001-05-14
CIK 790051

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO ______________.

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
Yes /X/   No / /



Shares of common stock outstanding at May 1, 2001     30,261,292.
                                                  --------------

                CARLISLE COMPANIES INCORPORATED AND SUBSIDIARIES
                  Condensed Consolidated Statements of Earnings
                   Three Months ended March 31, 2001 and 2000
                (dollars in thousands, except per share amounts)
                                   (unaudited)


                                                      Three Months
                                                        March 31,
                                                   2001           2000
                                                 ---------      ---------
     Net sales                                   $ 463,158      $ 434,018

     Cost and expenses:
       Cost of goods sold                          378,546        336,527
       Selling and administrative expenses          51,512         48,922
       Research and development expenses             4,004          4,092
       Restructuring charges and other              37,694             --
       Other income                                   (842)        (1,189)
                                                 ---------      ---------
     Earnings before interest & income taxes        (7,756)        45,666

       Interest expense, net                         8,214          5,179
                                                 ---------      ---------
     Earnings before income taxes                  (15,970)        40,487

     Income taxes                                   (5,781)        15,028
                                                 ---------      ---------
     Net earnings                                $ (10,189)     $  25,459
                                                 =========      =========

     Average shares outstanding - basic             30,258         30,191
     Basic earnings per share                    $   (0.33)     $    0.84
                                                 ---------      ---------

     Average shares outstanding - diluted           30,258         30,526
     Diluted earnings per share                  $   (0.33)     $    0.83
                                                 ---------      ---------

     Dividends declared and paid per share       $    0.20      $    0.18
                                                 ---------      ---------




     See accompanying notes to interim financial statements.

                 CARLISLE COMPANIES INCORPORATED AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                      March 31, 2001 and December 31, 2000
                    (Dollars in thousands, except share data)
                                   (unaudited)


                                                                    MARCH 31,         DEC. 31,
                                                                      2001              2000
                                                                   -----------      -----------
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                      $     9,327      $     8,967
    Receivables                                                        263,594          213,656
    Inventories  (Note 2)                                              275,267          277,455
    Deferred income taxes                                               20,017           22,344
    Prepaid expenses and other                                          51,664           54,055
                                                                   -----------      -----------
     TOTAL CURRENT ASSETS                                              619,869          576,477

PROPERTY, PLANT AND EQUIPMENT, NET                                     393,534          402,614

OTHER ASSETS
    Patents, goodwill and other intangibles                            276,452          251,670
    Investments and advances to affiliates                              68,122           66,350
    Receivables and other assets                                        10,898            8,568
                                                                   -----------      -----------
      TOTAL OTHER ASSETS                                               355,472          326,588
                                                                   ===========      ===========
                                                                   $ 1,368,875      $ 1,305,679

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Short-term debt, including current maturities                  $   218,724      $   173,762
    Accounts payable                                                   141,539          108,484
    Accrued expenses                                                   125,079          117,702
                                                                   -----------      -----------
      TOTAL CURRENT LIABILITIES                                        485,342          399,948

LONG-TERM LIABILITIES
    Long-term debt                                                     282,297          281,864
    Product warranties                                                  72,006           72,789
    Other liabilities                                                    1,375            3,199
                                                                   -----------      -----------
       TOTAL LONG-TERM LIABILITIES                                     355,678          357,852

SHAREHOLDERS' EQUITY
    Preferred stock, $1 par value.  Authorized and unissued
      5,000,000 shares Common stock, $1 par value.  Authorized
      100,000,000 shares; issued 39,330,624 shares                      39,331           39,331
    Additional paid-in capital                                          10,487           10,268
    Cumulative translation adjustments                                  (7,734)          (4,624)
    Retained earnings                                                  602,359          618,595
    Cost of shares in treasury - 9,068,666 shares in 2001 and
      9,079,356 shares in 2000                                        (116,588)        (115,691)
                                                                   -----------      -----------
       TOTAL SHAREHOLDERS' EQUITY                                      527,855          547,879
                                                                   -----------      -----------
                                                                   $ 1,368,875      $ 1,305,679
                                                                   ===========      ===========

See accompanying notes to interim financial statements.

                    CARLISLE COMPANIES INCORPORATED AND SUBSIDIARIES
                    Condensed Statements of Consolidated Cash Flows
                       Three Months ended March 31, 2001 and 2000
                                 (Dollars in thousands)
                                      (unaudited)


                                                                            MARCH 31,
                                                                       2001          2000
                                                                     --------      --------
OPERATING ACTIVITIES
   Net earnings                                                      $(10,189)     $ 25,459
   Reconciliation of net earnings to cash flows:
      Depreciation                                                     14,276        11,968
      Amortization                                                      3,820         2,036
                                                                     --------      --------
      Write-down of machinery, equipment, inventory and goodwill       29,533            --
      Changes in assets and liabilities, excluding effects of
          acquisitions and divestitures:
                 Current and long-term receivables                    (37,870)      (22,578)
                 Inventories                                            4,849       (10,742)
                 Accounts payable and accrued expenses                 16,456        (1,053)
                 Prepaid, deferred and current income taxes             3,324        14,321
                 Long-term liabilities                                 (1,525)          829
                 Other                                                 (3,733)          547
                                                                     --------      --------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                    18,941        20,787
                                                                     --------      --------
INVESTING ACTIVITIES
    Capital expenditures                                              (21,015)      (12,874)
    Acquisitions, net of cash                                         (37,935)       (4,929)
    Proceeds from sale of property, equipment and business              6,374            --
    Other                                                              (3,219)       (3,265)
                                                                     --------      --------
          NET CASH USED IN INVESTING ACTIVITIES                       (55,795)      (21,068)
                                                                     --------      --------
FINANCING ACTIVITIES
     Net change in short-term debt                                     44,962           483
     Proceeds from long-term debt                                          --            --
     Reductions of long-term debt                                      (1,024)         (365)
     Dividends                                                         (6,047)       (5,443)
     Purchases of treasury shares                                        (677)       (1,187)
                                                                     --------      --------
           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         37,214        (6,512)
                                                                     --------      --------
CHANGE IN CASH AND CASH EQUIVALENTS                                       360        (6,793)
CASH AND CASH EQUIVALENTS
      Beginning of period                                               8,967        10,417
                                                                     --------      --------
      End of period                                                  $  9,327      $  3,624
                                                                     --------      --------

See accompanying notes to interim financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   Three Months Ended March 31, 2001 and 2000

(1) The accompanying unaudited condensed consolidated financial statements include the accounts of Carlisle Companies Incorporated and its wholly-owned subsidiaries (together, the "Company"). Intercompany transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with Article 10-01 of Regulation S-X of the Securities and Exchange Commission and, as such, do not include all information required by generally accepted accounting principles. However, in the opinion of the Company, these financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial statements for the interim period presented herein. Results of operations for the three months ended March 31, 2001 are not necessarily indicative of the operating results for the full year.

         While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's 2000 Annual Report to Stockholders and 2000 Form 10-K. Certain reclassifications have been made to prior year information in order to conform to 2001 presentation.

(2)      The components of inventories are as follows:


                                                   MARCH 31,       DEC. 31,
                                                     2001            2000
                                                   ---------      ---------
                                                            (000)'S
            First-in, first-out (FIFO) costs:
              Finished goods                       $ 171,378      $ 175,861
              Work in process                         33,339         31,687
              Raw materials                           83,639         82,694
                                                   ---------      ---------
                                                   $ 288,356      $ 290,242
            Excess of FIFO cost over Last-in,
              First-out (LIFO) inventory value       (13,089)       (12,787)
                                                   ---------      ---------
            LIFO inventory value                   $ 275,267      $ 277,455
                                                   =========      =========

(3) The Company has recently completed several acquisitions and has tentatively considered the carrying value of the acquired assets to approximate their fair value, with all of the excess of those acquisition costs being attributable to goodwill. The Company is in the process of fully evaluating the assets acquired and, as a result, the purchase price allocation among the tangible and intangible assets acquired and their useful lives may change.

(4) Earnings per share of common stock are based on the weighted average number of shares outstanding of 30,257,825 for the three months ended March 31, 2001. The calculation of diluted earnings per share excludes the effect of dilutive securities aggregating approximately 254,000 shares because they would have been antidilutive.

(5)     RECENT ACCOUNTING STANDARDS -

        Effective January 1, 2001, the Company implemented SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement standardizes the accounting for derivatives and hedging activities and requires that all derivatives be recognized in the statement of financial position as either assets or liabilities at fair value. Changes in the fair value of derivatives that do not meet the hedge accounting criteria are to be reported in earnings. Implementation of this pronouncement did not have a material effect since the Company has not utilized derivative financial instruments or entered into hedging transactions.

(6) In the first quarter of 2001, the Company recorded a restructuring charge of $37.7 million ($24.0 million after tax or $0.79 per diluted share) primarily composed of costs to exit and realign facilities that have under-performed in the automotive components and transportation businesses. Included in this total are facility closures and write-downs of property, plant and equipment, inventory and goodwill of $29.4 million and severance and other employee costs of $8.2 million. As of March 31, 2001, payments of $0.3 million have been made for these charges. The Company anticipates that the remaining costs and actions required to exit and realign these operations will be completed by the end of the first quarter of 2002.

        For facilities to be closed, the tangible assets to be disposed of have been written down to their estimated fair value, less cost of disposal. All intangible assets associated with the facility closures have been evaluated and the carrying value of goodwill adjusted if necessary. The carrying value of intangible assets was evaluated based upon expected future operating cash flows. Considerable management judgment is necessary to estimate fair value, accordingly, actual results could vary significantly from such estimates. The restructuring initiative provides for a reduction of approximately 980 employees related to position eliminations from the facility closures and streamlining of operations.

(7) Financial information for operations by reportable business segment is included in the following summary:


        MARCH 2001 - YTD
        SEGMENT INFORMATION TABLE
                                                                        Total
        IN THOUSANDS                     Sales           EBIT           Assets
                                         -----           ----           ------
        Construction materials     $    91,818      $     8,939      $   273,606

        Industrial components          191,770           18,721          554,160

        Automotive components           68,844            3,111          123,648

        All other                      110,726            3,259          371,766

        Corporate                           --        *(41,786)           45,695
                                   -----------      -----------      -----------
                                   $   463,158      $    (7,756)     $ 1,368,875
                                   -----------      -----------      -----------


        MARCH 2000 - YTD
        SEGMENT INFORMATION TABLE
                                                                        Total
        IN THOUSANDS                     Sales           EBIT           Assets
                                         -----           ----           ------
        Construction materials     $    87,580      $     8,924      $   231,256

        Industrial components          162,975           24,435          365,314

        Automotive components           83,431            7,194          192,469

        All other                      100,032            8,611          284,269

        Corporate                           --           (3,498)          42,036
                                   -----------      -----------      -----------
                                   $   434,018      $    45,666      $ 1,115,344
                                   -----------      -----------      -----------

----------
        * In the first quarter of 2001, the restructuring charges were recorded at the corporate level. See Note 6 in the Notes to Condensed Consolidated Financial Statements.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Carlisle Companies Incorporated reported first quarter sales of $463 million and a net loss for the quarter of $10.2 million or $0.33 per share (diluted). After factoring out the effect of a $24.0 million after-tax restructuring charge recorded in the quarter, net earnings from operations were $13.9 million, or $0.45 per share.

Sales for the quarter were up 7% over last year's first quarter sales of $434 million. Carlisle Tire & Wheel, Carlisle Process Systems, Tensolite and Carlisle SynTec led the Company in sales growth.

Net earnings before the restructuring charge were $13.9 million, or $0.45 per share versus $25.5 million, or $0.83 per share for the first quarter of 2000. The reduction in net earnings was caused by continued decline in demand in many of our markets. Carlisle is experiencing the recessionary conditions that exist throughout the manufacturing community. Demand among the automotive and other industrial transportation industries has been especially soft. The weakness in demand has resulted in aggressive pricing as competitors seek to maintain volume and control inventories. Raw material and utility price pressures have increased our cost base. These conditions, coupled with the diminishing absorption of fixed costs due to lower production volumes, have affected our results unfavorably.

In the first quarter of 2001, the Company recorded a $24.0 million after tax, or $0.79 per share, restructuring charge to earnings. Our policy is to continually evaluate all of the businesses and markets in which we participate. Accordingly, we are consolidating and realigning facilities in order to improve future operating performance. The $24.0 million after tax restructuring charge is primarily (84%) composed of costs related to exiting and realigning facilities that have under performed in the automotive components and transportation businesses and are not forecasted to perform at our standard. Approximately $18.8 million after tax (78%) of the total charge is related to machinery, equipment, inventory and goodwill write-offs. The remainder of $5.2 million after tax represents anticipated cash expenses from involuntary employee terminations and other restructuring costs. It is intended that the actions required to exit and realign these operations will be completed within the next twelve months. The Company expects the future savings of reduced depreciation and employee expense to approximate $1.8 million, or $0.06 per share, on an annual basis. The subsequent discussion of operations by segment excludes the effect of the restructuring charge.

Construction Materials sales of $92 million for the first quarter were up 5% over 2000 first quarter sales of $88 million. Sales in the domestic roofing market rose over last year as a result of increased thermoplastic polyolefin
(TPO) roofing membrane and insulation shipments. A portion of the first quarter increase can be attributed to the unusually slow December, which was the result of the harsh weather conditions experienced throughout the Northeast and Central Midwestern regions.

Operating earnings of $8.9 million for the Construction Materials segment were flat over the first quarter of 2000. Although sales were up, margins were down due to the effects of higher raw material costs. In addition, this segment's product mix included fast growing but lower margin TPO roofing membrane and insulation products.

Sales in the Automotive Components segment declined over the first quarter of 2000. Throughout the first quarter of 2001, assembly locations at each of the major domestic automotive OEM's experienced multiple weeks of production shutdowns. Automotive build requirements have fluctuated as the industry has moved aggressively to reduce vehicle inventories in face of uncertain demand.

Earnings in this segment were down 57% as compared to the first quarter of 2000, due to the reductions in production volumes this quarter.

Industrial Component sales of $192 million were up 18% over last year. This sales increase came principally from the acquisition of the Consumer Tire & Wheel Division of Titan International, which was acquired by Carlisle Tire & Wheel in April of 2000, offsetting some slowness in the core lawn and garden markets. Tensolite's sales were up for the quarter, as a result of its acquisition of UniTrek in July of 2000. In addition, in March of 2001, Tensolite acquired Connecting Devices, Inc., a designer and manufacturer of RF/microwave connectors and cable assemblies serving the wireless, Internet infrastructure and opto-electronic switch markets. Carlisle Motion Control and Carlisle Industrial Brake & Friction have seen softness in the heavy duty truck, and heavy construction and mining equipment markets, offsetting some slight improvement in aftermarket businesses.

Earnings in the Industrial Components segment were down 23% over last year, reflecting the impact of reduced volumes in Carlisle's core businesses and the impact of lower margins in acquired businesses.

General Industry sales of $111 million were up 11% over the first quarter of 2000. Carlisle Systems & Equipment led the segment in sales growth as a result of completed acquisitions. These sales gains were partially offset by the ongoing weakness in the transportation markets, particularly in the trailer markets of Carlisle Transportation Products and Johnson Truck Bodies. Carlisle FoodService's sales were up over last year as a result of the acquisition of Dura-Ware in February of 2000. Unfortunately, some of FoodService's other businesses have experienced softness, as consumer discretionary spending has decreased.

ACQUISITIONS

Carlisle has completed five acquisitions in the first quarter of 2001: Stork Friesland B.V. and Siersema Sheffers B.V., both Dutch based designers and sellers of evaporators and spray dryers for milk powder processing; EcoStar, Inc, a provider of synthetic roofing tiles for the steep-slope roofing market; Wincanton Engineering Ltd., a UK based designer and manufacturer of processing equipment for the food, dairy, and beverage industries; and Connecting Devices, Inc., a designer and manufacturer of RF/microwave connectors and cable assemblies serving the wireless, Internet infrastructure and opto-electronic switch markets. Although acquisitions completed since the first quarter of 2000 contributed $51 million of sales revenue and no earnings in the first quarter of 2001, we are optimistic that the synergies that will come as well as the strategic development provided will result in attractive investments for the Carlisle shareholder.

CASH FLOWS

Cash flow from operations of $18.9 million was down $1.8 million from a year ago. This decrease was primarily the result of lower earnings recorded in the first quarter of 2001. Two factors principally impacted working capital. First, receivable collections slowed as an unusual number of our customers delayed payments. Second, inventory levels were up versus the first quarter of 2000 as a result of acquisitions completed in 2000 and early 2001. Additionally, we experienced a slower first quarter in our lawn and garden markets as compared to a strong first quarter in 2000. Action programs are in place to reduce working capital and improvement is expected in the second quarter.

BACKLOG

Backlog of $301 million as of March 31, 2001, was up 23% over March 2000 backlog of $246 million and up 13% over December 2000. Significant increases occurred at Tensolite and Carlisle Systems & Equipment, helped by acquisitions.

   ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS.

             The Company has not utilized derivative financial instruments or derivative commodity instruments in our cash and cash equivalents. Our transactions are predominantly conducted, and our accounts are primarily denominated, in United States dollars. Accordingly, the Company had limited exposure to significant foreign currency risk. Even so, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in our markets.


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


                                          Carlisle Companies Incorporated




Date       May 11, 2001                   By: /s/ Dennis J. Hall
      ---------------------                  -----------------------------------
                                              Dennis J. Hall
                                              Vice Chairman