Form 10-Q
period 2001-06-30
CARLISLE COMPANIES INC
filed 2001-08-10
CIK 790051

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO ____________.

                          Commission file number 1-9278

                         CARLISLE COMPANIES INCORPORATED
             (Exact name of registrant as specified in its charter)

           DELAWARE                                    31-1168055
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

Brixham Green One, 15800 John J. Delaney Drive, Charlotte, NC 28277             704-752-1100
   (Address of principal executive office, including zip code)                (Telephone Number)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No|_|

Shares of common stock outstanding at August 1, 2001 30,260,245.
                                                     ----------

                CARLISLE COMPANIES INCORPORATED AND SUBSIDIARIES
                  Condensed Consolidated Statements of Earnings
            Three Months and Six Months ended June 30, 2001 and 2000
                (dollars in thousands, except per share amounts)
                                   (unaudited)

                                                   Three Months                     Six Months
                                                     June 30,                         June 30,
                                                2001            2000            2001            2000
                                             ---------       ---------       ---------       ---------
Net sales                                    $ 490,433       $ 479,430       $ 953,591       $ 913,448

Cost and expenses:
   Cost of goods sold                          399,790         371,894         778,336         708,422
   Selling and administrative expenses          52,521          46,526         104,034          95,449
   Research and development expenses             4,467           4,075           8,472           8,166
   Restructuring charges and other                  --              --          37,694              --
   Other (income) & expense                       (246)           (717)         (1,090)         (1,906)
                                             ---------       ---------       ---------       ---------
Earnings before interest & income taxes         33,901          57,652          26,145         103,317

   Interest expense, net                         7,898           6,989          16,112          12,167
                                             ---------       ---------       ---------       ---------
Earnings before income taxes                    26,003          50,663          10,033          91,150

Income taxes                                     9,411          18,723           3,630          33,750
                                             ---------       ---------       ---------       ---------
Net earnings                                 $  16,592       $  31,940       $   6,403       $  57,400
                                             =========       =========       =========       =========

Average shares outstanding - basic              30,262          30,255          30,259          30,223
Basic earnings per share                     $    0.55       $    1.06       $    0.21       $    1.90
                                             ---------       ---------       ---------       ---------

Average shares outstanding - diluted            30,494          30,615          30,499          30,592
Diluted earnings per share                   $    0.54       $    1.04       $    0.21       $    1.87
                                             ---------       ---------       ---------       ---------

Dividends declared and paid per share        $    0.20       $    0.18       $    0.40       $    0.36
                                             ---------       ---------       ---------       ---------

See accompanying notes to interim financial statements.

                CARLISLE COMPANIES INCORPORATED AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                       June 30, 2001 and December 31, 2000
                  (Dollars in thousands, except per share data)

                                                                                          JUNE 30, 2001     Dec. 31, 2000
                                                                                          -------------     -------------
                                                                                           (unaudited)
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                               $     9,225       $     8,967
   Receivables, less allowances of $6,161 in 2001 and $5,688 in 2000                           285,622           213,656
   Inventories (Note 2)                                                                        247,489           277,455
   Deferred income taxes                                                                        20,195            22,344
   Prepaid expenses and other                                                                   59,123            54,055
                                                                                           -----------       -----------
      TOTAL CURRENT ASSETS                                                                     621,654           576,477
                                                                                           -----------       -----------

PROPERTY, PLANT AND EQUIPMENT, NET                                                             397,579           402,614
                                                                                           -----------       -----------
OTHER ASSETS
   Patents, goodwill and other intangibles                                                     275,966           251,670
   Investments and advances to affiliates                                                       68,782            66,350
   Receivables and other assets                                                                 22,646             8,568
                                                                                           -----------       -----------
      TOTAL OTHER ASSETS                                                                       367,394           326,588
                                                                                           -----------       -----------
                                                                                           $ 1,386,627       $ 1,305,679
                                                                                           ===========       ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Short-term debt, including current maturities                                           $   206,480       $   173,762
   Accounts payable                                                                            139,114           108,484
   Accrued expenses                                                                            150,153           117,702
                                                                                           -----------       -----------
      TOTAL CURRENT LIABILITIES                                                                495,747           399,948
                                                                                           -----------       -----------
LONG-TERM LIABILITIES
   Long-term debt                                                                              283,199           281,864
   Product warranties                                                                           70,531            72,789
   Other liabilities                                                                             2,176             3,199
                                                                                           -----------       -----------
      TOTAL LONG-TERM LIABILITIES                                                              355,906           357,852
                                                                                           -----------       -----------
SHAREHOLDERS' EQUITY
   Preferred stock, $1 par value. Authorized and unissued 5,000,000 shares
   Common stock, $1 par value. Authorized 100,000,000 shares; issued 39,330,624                 39,331            39,331
   Additional paid-in capital                                                                   11,027            10,268
   Cumulative translation adjustment                                                            (8,426)           (4,624)
   Retained earnings                                                                           612,892           618,595
   Cost of shares in treasury - 9,070,621 shares in 2001 and 9,079,356 shares in 2000         (119,850)         (115,691)
                                                                                           -----------       -----------
      TOTAL SHAREHOLDERS' EQUITY                                                               534,974           547,879
                                                                                           -----------       -----------
                                                                                           $ 1,386,627       $ 1,305,679
                                                                                           ===========       ===========

See accompanying notes to interim financial statements.

                CARLISLE COMPANIES INCORPORATED AND SUBSIDIARIES
                 Condensed Statements of Consolidated Cash Flows
                     Six Months Ended June 30, 2001 and 2000
                             (Dollars in thousands)
                                   (unaudited)

                                                                        2001            2000
                                                                      --------       ---------
OPERATING ACTIVITIES
   Net earnings                                                       $  6,403       $  57,400
   Reconciliation of net earnings to cash flows:
      Depreciation                                                      28,467          25,065
      Amortization                                                       7,630           4,852
      Write-down of machinery, equipment, inventory and goodwill        29,525              --
      Changes in assets and liabilities, excluding effects of
         acquisitions and divestitures:
            Current and long-term receivables                          (66,025)        (21,234)
            Inventories                                                 32,502         (10,463)
            Accounts payable and accrued expenses                       21,059             586
            Prepaid, deferred and current income taxes                   2,878           6,890
            Long-term liabilities                                       (2,953)         (6,350)
            Other                                                       (3,365)           (923)
                                                                      --------       ---------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                         56,121          55,823
                                                                      --------       ---------
INVESTING ACTIVITIES
   Capital expenditures                                                (36,955)        (26,451)
   Acquisitions, net of cash                                           (37,934)       (129,619)
   Proceeds from sale of property, equipment and business                6,635              32
   Other                                                                (4,699)          4,463
                                                                      --------       ---------
      NET CASH USED IN INVESTING ACTIVITIES                            (72,953)       (151,575)
                                                                      --------       ---------
FINANCING ACTIVITIES
   Net change in short-term debt                                        32,718         109,428
   Proceeds from long-term debt                                             --               0
   Reductions of long-term debt                                           (122)         (1,885)
   Dividends                                                           (12,106)        (10,889)
   Purchases of treasury shares                                         (3,400)         (3,491)
                                                                      --------       ---------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                         17,090          93,163
                                                                      --------       ---------
CHANGE IN CASH AND CASH EQUIVALENTS                                        258          (2,589)
CASH AND CASH EQUIVALENTS
   Beginning of period                                                   8,967          10,417
                                                                      --------       ---------
   End of period                                                      $  9,225       $   7,828
                                                                      ========       =========

See accompanying notes to interim financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     Six Months Ended June 30, 2001 and 2000

(1) The accompanying unaudited condensed consolidated financial statements include the accounts of Carlisle Companies Incorporated and its wholly-owned subsidiaries (together, the "Company"). Intercompany transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with Article 10-01 of Regulation S-X of the Securities and Exchange Commission and, as such, do not include all information required by generally accepted accounting principles. However, in the opinion of the Company, these financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial statements for the interim period presented herein. Results of operations for the three months and six months ended June 30, 2001 are not necessarily indicative of the operating results for the full year.

      While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's 2000 Annual Report to Stockholders and 2000 Form 10-K.

(2)   The components of inventories are as follows:

                                               JUNE 30,       Dec. 31,
                                                 2001            2000
                                              ---------       ---------
                                                       (000)'S
      First-in, first-out (FIFO) costs:
        Finished goods                        $ 153,604       $ 175,861
        Work in process                          28,030          31,687
        Raw materials                            79,872          82,694
                                              ---------       ---------
                                              $ 261,506       $ 290,242
      Excess of FIFO cost over Last-in,
        First-out (LIFO) inventory value        (14,017)        (12,787)
                                              ---------       ---------
      LIFO inventory value                    $ 247,489       $ 277,455
                                              =========       =========

(3) On June 29, 2001, upon expiration of its $200 million 364-Day Revolving Credit Facility, the Company renewed the 364-Day facility and increased the amount available to $225 million.

(4) The Company has recently completed several acquisitions and has tentatively considered the carrying value of the acquired assets to approximate their fair value, with all of the excess of those acquisition costs being attributable to goodwill. The Company is in the process of fully evaluating the assets acquired and, as a result, the purchase price allocation among the tangible and intangible assets acquired and their useful lives may change.

(5) Diluted earnings per share of common stock are based on the weighted average number of shares outstanding of 30,494,023 for the three months ended June 30, 2001 and 30,499,166 for the six months ended June 30, 2001, assuming the exercise of dilutive stock options.

(6)   RECENT ACCOUNTING STANDARDS -

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

      In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Standards (SFAS) Number 141, "Business Combinations" which establishes that all business combinations be accounted for by the purchase method of accounting and establishes new standards for recognizing goodwill and intangible assets. Under the provisions of this pronouncement, an intangible asset is recognized apart from goodwill if it arises from contractual or other legal rights or if it is separable. The Statement applies to all business combinations initiated after June 30, 2001 and to all business combinations accounted for by the purchase method of accounting for which the acquisition date is July 1, 2001 or later. Additionally, this Statement requires that the provisions regarding the recognition of goodwill and intangibles under SFAS 142 be applied to its business combinations accounted for by the purchase method of accounting for which the acquisition date was prior to July 1, 2001.

      In June 2001, the FASB also issued SFAS 142, "Goodwill and Other Intangible Assets" which establishes new standards for how goodwill and other intangible assets are to be accounted for subsequent to their acquisition. This statement must be adopted by the company January 1, 2002. Under this statement, goodwill is classified as an infinite-lived asset and is no longer subject to amortization but rather will be evaluated on at least an annual basis for impairment based on fair-value. To comply with the provisions of this statement, the Company is required to reassess the useful lives of its intangible assets acquired on or before June 30, 2001. The Company will also be required to perform impairment tests on all goodwill recorded as of January 1, 2002 and record any impairment charges by December 31, 2002. Additionally, in the initial period of adoption and in each subsequent period thereafter until all periods presented are consistent with the provisions of this pronouncement, the Company is required to present adjusted net income for prior periods. The Company is currently evaluating what impact SFAS 141 and SFAS 142 will have on its results of operations.

(7) In the first quarter of 2001, the Company recorded a restructuring charge of $37.7 million ($24.0 million after tax or $0.79 per diluted share) primarily composed of costs to exit and realign facilities that have under-performed in the automotive components and transportation businesses. Included in this total are facility closures and write-downs of property, plant and equipment, inventory and goodwill of $29.5 million and severance and other employee costs of $8.2 million. As of June 30, 2001, payments of $0.9 million have been made for these charges. The Company anticipates that the remaining costs and actions required to exit and realign these operations will be completed by the end of the first quarter of 2002.

      For facilities to be closed, the tangible assets to be disposed of have been written down to their estimated fair value, less cost of disposal. All intangible assets associated with the facility closures have been evaluated and the carrying value of goodwill adjusted if necessary. The carrying value of intangible assets was evaluated based upon expected future operating cash flows. Considerable management judgment is necessary to estimate fair value, accordingly, actual results could vary significantly from such estimates. The restructuring initiative provides for a reduction of approximately 980 employees related to position eliminations from the facility closures and streamlining of operations. As of June 30, 2001, approximately 40% of these reductions have been made.

(8) Financial information for operations by reportable business segment is included in the following summary:

            JUNE 2001 - YTD
            SEGMENT INFORMATION TABLE                                   TOTAL
            IN THOUSANDS                 SALES           EBIT           ASSETS
                                        --------      ----------      ----------
      Construction materials            $221,527      $   26,431      $  307,664
      Industrial components              360,417          29,908         529,523
      Automotive components              140,193           7,374         135,101
      General Industry (All other)       231,454           8,263         365,500
      Corporate                               --        *(45,831)         48,839
                                        --------      ----------      ----------
                                        $953,591      $   26,145      $1,386,627
                                        --------      ----------      ----------

            JUNE 2000 - YTD
            SEGMENT INFORMATION TABLE                                   TOTAL
            IN THOUSANDS                 SALES           EBIT           ASSETS
                                        --------      ----------      ----------
      Construction materials            $188,397      $    25,009     $  240,540
      Industrial components              346,935           50,792        465,409
      Automotive components              164,472           14,178        179,064
      General Industry (All other)       213,644           18,922        312,020
      Corporate                               --           (5,584)        52,525
                                        --------      -----------     ----------
                                        $913,448      $   103,317     $1,249,558
                                        --------      -----------     ----------

      *In the first quarter of 2001, the restructuring charges were recorded at the corporate level. See Note 7 in the Notes to Condensed Consolidated Financial Statements.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Carlisle Companies Incorporated ("Carlisle" or the "Company") reported record sales of $490.4 million, up 2% over 2000. Net earnings of $16.6 million or $0.54 per share (diluted), compared to $1.04 per share in the second quarter 2000. Second quarter sales were driven by increased volume in the Construction Materials segment and growth through acquisition in the General Industry segment. The reduction in earnings is primarily attributable to the continued decline in demand at operations serving transportation, telecommunications, and outdoor power equipment markets. As the slow market conditions experienced in the beginning of the year continued into the second quarter, Carlisle management reduced production at several manufacturing operations in order to control inventory levels. Diminished absorption of fixed costs on lower production, continued pricing pressures to maintain market share, and higher utility and raw material costs were the primary factors responsible for the lower gross margin. Manufacturing costs continued to receive the utmost attention and cost reduction programs continued. However, the favorable impact of these initiatives was more than offset by lower production levels. Acquisitions made in the last twelve months contributed $27 million of sales growth and $.4 million of earnings.

Net sales in the first half of 2001 were $953.6 million, a 4% increase over 2000. Current year to date net earnings of $6.4 million or $0.21 per share, include the $24.0 million or $0.79 per share, after tax restructuring charge recorded in the first quarter. After factoring out the effect of the restructuring charge, net earnings from operations were $30.4 million or $1.00 per share. This result compares to $1.87 per share over the same period in 2000.

Construction Materials sales of $130 million in the second quarter increased 29% over 2000 second quarter sales of $101 million. The increase was primarily in the domestic roofing market on higher shipments of rubber membrane and accessories, thermoplastic polyolefin (TPO) roofing membrane, and insulation shipments. Although operating earnings improved 9% over last year the increase did not keep pace with sales. Steps implemented in 2000 to reduce selling and administrative costs had a positive impact on current year operating costs, but did not offset the market pressures on selling prices, and increased raw material costs. Comparative results were also impacted by stronger sales of lower margin products.

Industrial Component sales decreased 8% from the second quarter 2000 with operating earnings down 58%. Most of the change was the result of lower sales and earnings at Carlisle Tire & Wheel Company. Shipments to original equipment customers were significantly off when compared to a year ago, particularly in the lawn and garden markets. As a result of the sharp decline in orders from these customers, CT&W reduced production throughout many of its operations. In addition, competitive pricing pressures in other markets, and rising energy and raw material costs negatively impacted operating earnings. Carlisle Industrial Brake & Friction and Motion Control also reported lower sales and earnings. The market softness experienced during the first quarter in the heavy duty truck, heavy construction and mining equipment markets continued into the second quarter. Sales at Tensolite were up in the second quarter as a result of the acquisition of UniTrek, in July 2000, and Connecting Devices, in March of this year. Tensolite earnings continued to be negatively impacted by softness in the telecommunications market.

Automotive Components sales for the quarter were down 12%, which reflect lower automotive build levels. Operating earnings of $4.2 million, decreased 39% as compared to the same period last year as production levels were adjusted to coincide with softer demand. The benefits of reduced overhead and labor costs, as a result of the restructuring charge recorded in the first quarter, were more than offset by the under absorption of fixed costs due to lower production levels.

General Industry sales of $121 million were up 6% over the second quarter 2000, while operating earnings were down 55%. Reduced production volume at most of the operations in this business segment was the primary factor behind the deterioration in earnings. Excluding the contribution of acquisitions, Transportation Products net sales were below the second quarter 2000, and earnings declined due to competitive pricing, unabsorbed fixed costs associated with lower production levels, and increased utility costs. Carlisle FoodService sales and earnings were down from last year as consumer discretionary spending continued to be limited due to the uncertainty in the economy. Lower sales, coupled with production cutbacks, are the primary factors causing the decrease in earnings. Sales at Carlisle Systems & Equipment increased primarily as a result of acquisitions completed over the last nine months. Earnings in this business have been negatively impacted by depressed conditions in the perishable food delivery markets served by Johnson Truck Bodies.

CASH FLOWS

Cash flow from operations in the second quarter was $37 million, up from $35 million in 2000. For the six months ended June 30, 2001, cash generated from operations of $56 million was equal to a year ago. The increase for the quarter was attributable to working capital improvements as demonstrated by a $28 million reduction in inventory. Higher receivable balances, principally due to special dating programs in the roofing business, dampened working capital improvements.

BACKLOG

The June 30, 2001 backlog of $290 million was 10% over June 30, 2000 of $264 million. Improved backlog positions at Tensolite and Carlisle Systems & Equipment were driven by acquisitions and increased market demand.

FIRST QUARTER 2001 RESTRUCTURING UPDATE

In the first quarter of 2001, the Company recorded a $24.0 million after tax, or $0.79 per share, restructuring charge to earnings. The $24.0 million after tax restructuring charge was primarily (84%) composed of costs related to exiting and realigning facilities that had under performed in the automotive components and transportation businesses and were not forecasted to perform at our standard. Approximately $18.8 million after tax (78%) of the total charge is related to machinery, equipment, inventory and goodwill write-offs. The remainder of $5.2 million after tax represents anticipated cash expenses from involuntary employee terminations and other restructuring costs. The Company is proceeding with the exit and realignment of certain facilities and expects to have these actions completed by the first quarter of 2002. To date, 40% of the workforce reductions have taken place. The Company expects the future savings of reduced depreciation and employee expense to approximate $1.8 million, or $0.06 per share, on an annual basis.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS.

            The Company has not utilized derivative financial instruments or derivative commodity instruments in its cash and cash equivalents. Our transactions are predominantly conducted, and our accounts are primarily denominated, in United States dollars. Accordingly, the Company had limited exposure to significant foreign currency risk. Even so, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in our markets.

                           PART II. OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)         The Company's 2001 Annual Meeting of Shareholders was held on April
            20, 2001.

(b) At the 2001 Annual Meeting of Shareholders, the election of four directors were approved as follows:

     DIRECTOR                        FOR       AGAINST     WITHHELD     NON-VOTE
     --------                        ---       -------     --------     --------
Donald G. Calder                  36,479,654      --         286,122       --
Dennis J. Hall                    35,678,738      --       1,086,038       --
Eriberto R. Scocimara             36,458,031      --         307,745       --
Robin W. Sternbergh               36,472,711      --         294,065       --

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

                                   Carlisle Companies Incorporated


Date August 10, 2001               By: /s/ Dennis J. Hall
     -----------------                 ---------------------------
                                       Dennis J. Hall
                                       Vice Chairman and Chief Financial Officer