Form 10-Q
period 2001-09-30
CARLISLE COMPANIES INC
filed 2001-11-14
CIK 790051

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ ________________________________________ TO ____________________________.

                          Commission file number 1-9278


                         CARLISLE COMPANIES INCORPORATED
             (Exact name of registrant as specified in its charter)



          DELAWARE                                       31-1168055
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


13925 BALLANTYNE CORPORATE PLACE, SUITE 400, CHARLOTTE, NC 28277    704-501-1108
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
Yes X   No
   ---    ---


Shares of common stock outstanding at November 1, 2001  30,262,184.
                                                       -----------

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

Item 1.

                CARLISLE COMPANIES INCORPORATED AND SUBSIDIARIES

                  Condensed Consolidated Statements of Earnings
         Three Months and Nine Months ended September 30, 2001 and 2000
                      (In thousands, except per share data)
                                   (unaudited)


                                                  Three Months                       Nine Months
                                                    Sept. 30,                         Sept. 30,
                                               2001            2000             2001             2000
                                            -----------     -----------      -----------      -----------
Net sales                                   $   462,388     $   444,367      $ 1,415,979      $ 1,357,816

Cost and expenses:
Cost of goods sold                              378,546         348,566        1,156,882        1,056,988
Selling and administrative expenses              54,420          42,857          158,454          138,306
Research and development expenses                 4,291           3,878           12,762           12,045
Restructuring charges                                --              --           37,694               --
Other (income) & expense                            341          (1,540)            (748)          (3,446)
                                            -----------     -----------      -----------      -----------
Earnings before interest & income taxes          24,790          50,606           50,935          153,923

Interest expense, net                             7,752           6,418           23,864           18,585
                                            -----------     -----------      -----------      -----------
Earnings before income taxes                     17,038          44,188           27,071          135,338

Income taxes                                      6,170          15,978            9,800           49,729
                                            -----------     -----------      -----------      -----------
Net earnings                                $    10,868     $    28,210      $    17,271      $    85,609
                                            ===========     ===========      ===========      ===========

Average shares outstanding - basic               30,260          30,255           30,260           30,234
Basic earnings per share                    $      0.36     $      0.93      $      0.57      $      2.83
                                            -----------     -----------      -----------      -----------
Average shares outstanding - diluted             30,386          30,611           30,488           30,599
Diluted earnings per share                  $      0.36     $      0.92      $      0.57      $      2.80
                                            -----------     -----------      -----------      -----------
Dividends declared and paid per share       $      0.21     $      0.20      $      0.61      $      0.56
                                            -----------     -----------      -----------      -----------


See accompanying notes to interim financial statements.

                CARLISLE COMPANIES INCORPORATED AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                    September 30, 2001 and December 31, 2000
                        (In thousands, except share data)


                                                                                         SEPT. 30,        Dec. 31,
                                                                                            2001            2000
                                                                                        ------------    -----------
ASSETS                                                                                  (unaudited)
CURRENT ASSETS

    Cash and cash equivalents                                                            $     5,734    $     8,967
    Receivables, less allowances of $9,122 in 2001 and $5,911 in 2000                        255,929        213,656
    Inventories                                                                              260,478        277,455
    Deferred income taxes                                                                     18,614         22,344
    Prepaid expenses and other                                                                70,943         54,055
                                                                                         -----------    -----------
     TOTAL CURRENT ASSETS                                                                    611,698        576,477
                                                                                         -----------    -----------

PROPERTY, PLANT AND EQUIPMENT, NET                                                           453,183        402,614
                                                                                         -----------    -----------
OTHER ASSETS

    Patents, goodwill and other intangibles                                                  341,230        251,670
    Investments and advances to affiliates                                                    80,260         66,350
    Receivables and other assets                                                              16,015          8,568
                                                                                         -----------    -----------
      TOTAL OTHER ASSETS                                                                     437,505        326,588
                                                                                         -----------    -----------
                                                                                         $ 1,502,386    $ 1,305,679
                                                                                         ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES

    Short-term debt, including current maturities                                        $   279,394    $   173,762
    Accounts payable                                                                         160,559        108,484
    Accrued expenses                                                                         148,582         97,039
                                                                                         -----------    -----------
      TOTAL CURRENT LIABILITIES                                                              588,535        379,285
                                                                                         -----------    -----------
LONG-TERM LIABILITIES

    Long-term debt                                                                           283,009        281,864
    Product warranties                                                                        69,836         72,789
    Other liabilities                                                                         24,229         23,862
                                                                                         -----------    -----------
       TOTAL LONG-TERM LIABILITIES                                                           377,074        378,515
                                                                                         -----------    -----------
SHAREHOLDERS' EQUITY

    Preferred stock, $1 par value.  5,000,000 authorized and unissued shares
    Common stock, $1 par value. 100,000,000 shares authorized; 39,330,624 shares issued; and 30,262,184 and 30,255,302 shares outstanding in 2001 and 2000,
    respectively                                                                              39,331         39,331
    Additional paid-in capital                                                                11,964         10,268
    Cumulative translation adjustment                                                         (6,602)        (4,624)
    Retained earnings                                                                        617,405        618,595
    Cost of shares in treasury - 9,068,440 shares in 2001 and 9,075,322 shares in 2000      (125,321)      (115,691)
                                                                                         -----------    -----------
       TOTAL SHAREHOLDERS' EQUITY                                                            536,777        547,879
                                                                                         -----------    -----------
                                                                                         $ 1,502,386    $ 1,305,679
                                                                                         ===========    ===========


See accompanying notes to interim financial statements

                CARLISLE COMPANIES INCORPORATED AND SUBSIDIARIES
                 Condensed Statements of Consolidated Cash Flows
                  Nine Months ended September 30, 2001 and 2000
                                 (In thousands)
                                   (unaudited)


                                                                         SEPT. 30,    Sept. 30,
                                                                            2001         2000
                                                                         ---------    ---------
OPERATING ACTIVITIES

     Net earnings                                                        $  17,271    $  85,609
     Reconciliation of net earnings to cash flows:
           Depreciation                                                     42,749       38,068
           Amortization                                                     11,330        7,942
           Loss on sales/disposals of property, equipment and business      29,525           --
           Changes in assets and liabilities, excluding effects of
              acquisitions and divestitures:
                Current and long-term receivables                          (29,635)     (12,758)
                 Inventories                                                43,578      (22,966)
                 Accounts payable and accrued expenses                      30,478      (22,079)
                 Prepaid, deferred and current income taxes                  7,003        6,172
                 Long-term liabilities                                      (3,647)      (7,989)
                 Other                                                      (6,246)      (5,006)
                                                                         ---------    ---------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                        142,406       66,993
                                                                         ---------    ---------
INVESTING ACTIVITIES

    Capital expenditures                                                   (49,122)     (49,692)
    Acquisitions, net of cash                                             (175,407)    (205,993)
    Proceeds from sale of property, equipment and business                   6,685           53
    Other                                                                   (4,597)       3,692
                                                                         ---------    ---------
          NET CASH USED IN INVESTING ACTIVITIES                           (222,441)    (251,940)
                                                                         ---------    ---------
FINANCING ACTIVITIES

     Net change in short-term debt                                         104,153      225,483
     Reductions of long-term debt                                             (956)      (2,265)
     Dividends                                                             (18,461)     (16,939)
     Treasury shares and stock options, net                                 (7,934)      (2,236)
                                                                         ---------    ---------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                        76,802      204,043
                                                                         ---------    ---------
CHANGE IN CASH AND CASH EQUIVALENTS                                         (3,233)      19,096
CASH AND CASH EQUIVALENTS
      Beginning of period                                                    8,967       10,417
                                                                         ---------    ---------
      End of period                                                      $   5,734    $  29,513
                                                                         ---------    ---------


See accompanying notes to interim financial statements

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  Nine Months Ended September 30, 2001 and 2000

(1) The accompanying unaudited condensed consolidated financial statements include the accounts of Carlisle Companies Incorporated and its wholly-owned subsidiaries (together, the "Company"). Intercompany transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with Article 10-01 of Regulation S-X of the Securities and Exchange Commission and, as such, do not include all information required by generally accepted accounting principles. However, in the opinion of the Company, these financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial statements for the interim period presented herein. Results of operations for the three months and nine months ended September 30, 2001 are not necessarily indicative of the operating results for the full year.

         While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's 2000 Annual Report to Stockholders and 2000 Form 10-K.

         Certain reclassifications have been made to prior year's information to conform to the current year's presentation.

(2)      The components of inventories are as follows:

                                                       SEPT. 30,         Dec. 31,
                                                         2001              2000
                                                       --------          --------
                                                        (000)'S
              First-in, first-out (FIFO) costs:
                Finished goods                         $163,375          $175,861
                Work in process                          29,695            31,687
                Raw materials                            82,861            82,694
                                                       --------          --------
                                                       $275,931          $290,242
              Excess of FIFO cost over last-in,
                first-out (LIFO) inventory value        (15,453)          (12,787)
                                                       --------          --------
                                                       $260,478          $277,455
                                                       ========          ========

(3) On June 29, 2001, upon expiration of its $200 million 364-Day Revolving Credit Facility, the Company renewed the 364-Day facility and increased the amount available to $225 million. The facility contains a one-year extension option at the Company's election.

(4) The Company has recently completed several acquisitions and has tentatively considered the carrying value of the acquired assets to approximate their fair value, with all of the excess of those acquisition costs being attributable to goodwill. The Company is in the process of fully evaluating the assets acquired and, as a result, the purchase price allocation among the tangible and intangible assets acquired and their useful lives may change. On August 17, 2001, Carlisle completed the acquisition of the Dayco Industrial Power Transmission business of Mark IV Industries. The new unit "Carlisle Power Transmission" has a broad product offering, a leadership position in niche markets in which Carlisle already participates, a significant aftermarket content, and employs manufacturing processes similar to those of Carlisle's two largest business units. Had Carlisle Power Transmission been included in the Company's results, the Company would have reported pro forma sales of $474 million and pro forma net income of $11.6 million or $0.38 per share (diluted), for the quarter ended September 30, 2001, and on a year-to-date basis, pro forma sales of $1,551 million and net income of $25.2 million or $0.83 per share (diluted).

(5) Diluted earnings per share of common stock are based on the weighted average number of shares outstanding of 30,385,876 for the three months ended September 30, 2001 and 30,488,189 for the nine months ended September 30, 2001, assuming the exercise of dilutive stock options.

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

         In June 2001, the FASB also issued SFAS 142, "Goodwill and Other Intangible Assets" which establishes new standards for how goodwill and other intangible assets are to be accounted for subsequent to their acquisition. The Company must adopt this statement by January 1, 2002. Under this statement, goodwill is classified as an infinite-lived asset and is no longer subject to amortization but rather will be evaluated on at least an annual basis for impairment based on fair-value. To comply with the provisions of this statement, the Company is required to reassess the useful lives of its intangible assets acquired on or before June 30, 2001. The Company will also be required to perform impairment tests on all goodwill recorded as of January 1, 2002 and record any impairment charges by December 31, 2002. Additionally, in the initial period of adoption and in each subsequent period thereafter until all periods presented are consistent with the provisions of this pronouncement, the Company is required to present adjusted net income for prior periods. The Company is currently evaluating what impact SFAS 141 and SFAS 142 will have on its results of operations.

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, (SFAS No. 143), "Accounting for Asset Retirement Obligations". This standard addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard is effective for the fiscal years beginning after June 15, 2002. The Company's management does not expect the adoption of SFAS No. 143 to have a material impact on the Company's financial results.

         In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, (SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets". This standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The standard is effective for the fiscal years beginning after June 15, 2002. The Company's management does not expect the adoption of SFAS No. 144 to have a material impact on the Company's financial results.

(7) In the first quarter of 2001, the Company recorded a restructuring charge of $37.7 million ($24.0 million after tax or $0.79 per diluted share) primarily composed of costs to exit and realign under-performing facilities in the Automotive Components and Industrial Components segments. Included in this total are facility closure costs and write-downs of property, plant and equipment, and goodwill of $29.5 million and severance and other costs of $8.2 million. For facilities to be closed, the tangible assets to be disposed of were written down to their estimated fair value, less cost of disposal. All intangible assets associated with the facility closures were evaluated and the carrying value of these assets, based upon expected future operating cash flows, was adjusted if necessary. The restructuring initiative provides for a reduction of approximately 980 employees related to position eliminations from the facility closures and the realignment of operations. As of September 30, 2001, the Company has terminated approximately 600 employees and paid approximately $2.5 million for involuntary termination benefits. These payments have been charged against the restructuring liability established in the first quarter of 2001. The Company anticipates that the remaining costs and actions required to exit and realign these operations will be completed by the end of the first quarter of 2002.

(8) In September 2001, the Company and certain of its subsidiaries entered into an agreement (the "Receivables Facility") with a financial institution whereby it sells on a continuous basis an undivided interest in all eligible trade accounts receivable. Pursuant to the Receivables Facility, the Company formed a wholly-owned, special purpose, bankruptcy-remote subsidiary ("SPV"). The SPV was formed for the sole purpose of buying and selling receivables generated by the Company and certain subsidiaries of the Company. Under the Receivables Facility, the Company and certain subsidiaries, irrevocably and without recourse, transfer all of their accounts receivables to the SPV. The SPV, in turn, has sold and, subject to certain conditions, may from time to time sell an undivided interest in these receivables and is permitted to receive advances of up to $100.0 million for the sale of such an undivided interest.

         This two-step transaction is accounted for as a sale of receivables under the provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." As of September 30, 2001, $69.6 million had been advanced under the Receivables Facility, which was used to reduce short-term debt. Accounts receivable, in the amount of the advance, has been removed from the Condensed Consolidated Balance Sheets. Costs associated with the sale of receivables, primarily related to fees and the discount and loss on sale was $1.0 million in 2001, and was included in other income and expenses in the Condensed Consolidated Statements of Earnings.

(9) Financial information for operations by reportable business segment is included in the following summary:


         SEPTEMBER 2001 - YTD

         SEGMENT INFORMATION TABLE                                                                        Total

         IN THOUSANDS                                       Sales                 Ebit                   Assets
                                                            -----                 ----                   ------
         Construction Materials                       $   354,297             $ 46,156                $  262,919
         Industrial Components                            516,868               34,510                   695,248
         Automotive Components                            197,707                9,124                   136,621
         General Industry (All other)                     347,107               12,782                   358,887
         Corporate                                             -              *(51,637)                   48,711
                                                      -----------             --------                ----------
                                                      $ 1,415,979             $ 50,935                $1,502,386
                                                      -----------             --------                ----------

         SEPTEMBER 2000 - YTD

         SEGMENT INFORMATION TABLE                                                                         Total

         IN THOUSANDS                                       Sales                 Ebit                    Assets
                                                            -----                 ----                    ------

         Construction Materials                       $   307,888             $ 46,131                $  296,280
         Industrial Components                            499,722               68,745                   490,849
         Automotive Components                            233,469               18,007                   166,727
         General Industry (All other)                     316,737               31,298                   338,154
         Corporate                                              -              (10,259)                   79,498
                                                      -----------             --------                ----------
                                                      $ 1,357,816             $153,923                $1,371,508
                                                      -----------             --------                ----------

         *In the first quarter of 2001, the restructuring charge was recorded at the corporate level. See Note 7 in the Notes to Condensed Consolidated Financial Statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Carlisle Companies Incorporated ("Carlisle" or the "Company") reported record third quarter sales of $462.4 million, up 4% over 2000. Net earnings were $10.9 million or $0.36 per share (diluted), compared to $.92 per share in the third quarter 2000. The sales increase was driven by higher volume in the Construction Materials segment and growth through acquisitions in the Industrial Components and General Industry segments. Lower earnings were experienced in all segments. Sluggish market conditions at those operations serving the automotive, transportation, telecommunications, and outdoor power equipment markets continued through the third quarter. As a result, management reduced production at several manufacturing operations to control inventory levels. Unabsorbed fixed overhead due to lower production levels and pricing pressure to maintain market share were the primary factors responsible for the lower gross margin. Although Carlisle management has taken appropriate action to curtail spending and emphasize cost reduction programs, the favorable impact of these initiatives was more than offset by lower production. Acquisitions completed in the last twelve months contributed $38 million of sales growth and $1.1 million of earnings to the quarterly results.

Net sales through the first nine months of 2001 were $1,416.0 million, a 4% increase over 2000. Current year-to-date net earnings of $17.3 million or $0.57 per share, include the $24.0 million or $0.79 per share, after tax restructuring charge recorded in the first quarter. After factoring out the effect of the restructuring charge, net earnings from operations were $41.3 million or $1.36 per share. This result compares to $85.6 million or $2.80 per share over the same period in 2000.

Construction Materials sales of $133 million in the third quarter increased 11% over 2000 third quarter sales of $120 million. The increase was due to higher shipments of rubber membrane and accessories, thermoplastic polyolefin (TPO) roofing membrane, and insulation shipments. Segment earnings were 7% lower than last year as domestic and European membrane selling prices were lower across most product lines in response to competitive market pressures. Comparative results were also impacted by increased sales of lower margin products in the current quarter.

Industrial Component sales increased 2% from the third quarter 2000 with segment earnings down 74%. The acquisition of Dayco Industrial Power Transmission, renamed Carlisle Power Transmission, was completed in August and was accretive. The new unit produces and sells transmission belts and accessories used by industrial customers to transfer power from motors and engines to motive and stationary drive systems. Carlisle Tire & Wheel Company continued to experience soft demand in most of its major markets and elected to reduce production at all of its operations throughout the third quarter. Carlisle Industrial Brake & Friction and Motion Control Industries reported lower sales and earnings due to a decline in orders for both friction and off-highway brake products. Selective production cutbacks at these businesses also contributed to the decrease in earnings. Sales at Tensolite improved from a year ago as a result of the acquisition of Connecting Devices, Inc., in March of this year. Tensolite earnings continued to be negatively impacted, however, by softness in the electronics and telecommunications markets.

Automotive Components sales in the third quarter were down 17% from the prior year, and reflect lower automotive build levels. Segment earnings of $1.8 million decreased 53% from the prior period last year as production levels were adjusted to coincide with softer demand.

General Industry sales of $116 million were up 12% over the third quarter 2000, primarily as a result of acquisitions completed this year at Carlisle Systems & Equipment, while segment earnings were down 61%. Reduced demand, due to weak conditions in a number of key markets resulted in lower production at most of the businesses in this segment and was the primary factor behind the deterioration in earnings.

ACQUISITIONS

Carlisle completed the acquisition of the Dayco Industrial Power Transmission business of Mark IV Industries in the third quarter 2001. The new unit "Carlisle Power Transmission" brings a broad product offering, a leadership position in niche markets in which Carlisle already participates, a significant aftermarket content, and employs manufacturing processes similar to those of Carlisle's two largest business units.

CASH FLOWS

During the third quarter Carlisle implemented a $100 million accounts receivable securitization program and used the initial proceeds of $70 million to repay bank debt. Without giving effect to this program, cash flow from operations in the third quarter was $17 million, up from $11 million in 2000. For the nine month period ended September 2001 and without giving effect to this program, cash generated from operations was $73 million compared to $67 million a year ago. The improvement over last year is primarily driven by the successful implementation of strategies to reduce inventories. Excluding acquisitions, inventories have been reduced by approximately $45 million in 2001.

BACKLOG

The September 30, 2001 backlog of $273 million is slightly above the September 30, 2000 backlog of $264 million. The improvement in the backlog position is attributable to acquisitions in the Industrial Components and General Industry segments.

RESTRUCTURING UPDATE

In the first quarter of 2001, the Company recorded a $24.0 million after-tax, or $0.79 per share, restructuring charge to earnings. Our policy is to continually evaluate all of the businesses and markets in which we participate. Accordingly, we are consolidating and realigning facilities in order to improve future operating performance. The $24.0 million after-tax restructuring charge is primarily (84%) composed of costs related to exiting and realigning facilities in the Automotive Components and Industrial Components segments and that have under-performed and are not forecasted to perform at our standard. Approximately $18.8 million after tax (78%) of the total charge is related to machinery, equipment, and goodwill write-offs. The remainder of $5.2 million after-tax represents anticipated cash expenses from involuntary employee terminations and other restructuring costs. The Company expects the future savings of reduced depreciation and employee expense to approximate $1.8 million, or $0.06 per share, on an annual basis. As of September 30, 2001, the Company has terminated approximately 600 employees and paid approximately $2.5 million for involuntary termination benefits. These payments have been charged against the restructuring liability established in the first quarter of 2001. The Company anticipates that the remaining costs and actions required to exit and realign these operations will be completed by the end of the first quarter of 2002.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are made based on known events and circumstances at the time of publication, and as such, are subject in the future to unforeseen risks and uncertainties. It is possible that the Company's future performance may differ materially from current expectations expressed in these forward-looking statements, due to a variety of factors such as: increasing price and product/service competition by foreign and domestic competitors, including new entrants; technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost effective basis; the Company's mix of products/services; increases in raw material costs which cannot be recovered in product pricing; domestic and foreign governmental and public policy changes including environmental regulations; protection and validity of patent and other intellectual property rights; the successful integration and identification of the Company's strategic acquisitions; the cyclical nature of the Company's business; and the outcome of pending and future litigation and governmental proceedings. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions including interest rate and currency exchange rate fluctuations. Further, the terrorist attacks of September 11, 2001 in New York and Washington, D.C. and subsequent events, along with the economic consequences of such attacks and events, may adversely affect the general market conditions and the Company's future performance. The Company undertakes no duty to update forward-looking statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS.

The Company has not utilized derivative financial instruments or derivative commodity instruments in its cash and cash equivalents. The Company's debt is subject to fixed interest rates. The fair value of the debt instruments may be different from the carrying value. Although we are exposed to this inherent market risk, we do not believe a change in the interest rates will be material. Additionally, our transactions are predominantly conducted, and our accounts are primarily denominated, in United States dollars. Accordingly, the Company had limited exposure to significant foreign currency risk. Even so, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates, changes in interest rates, or weak economic conditions in our markets.

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits applicable to the filing of this report are as follows:

(12)     Ratio of Earnings to Fixed Charges.

(b)      Report on Form 8-K:

On August 17, 2001, the Company filed with the Commission a Current Report on Form 8-K describing the purchase by the Company from Dayco Products, LLC, a wholly-owned limited liability company of Mark IV Industries, of substantially all of the assets used by Dayco in its Industrial Power Transmission Business.

                                    SIGNATURE

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Carlisle Companies Incorporated


Date       November 14, 2001                 By: /s/ Kirk F. Vincent
      --------------------------                --------------------------------
                                                Kirk F. Vincent
                                                Chief Financial Officer