Form 10-K
period 2001-12-31
CARLISLE COMPANIES INC
filed 2002-03-21
CIK 790051

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number 1-9278

CARLISLE COMPANIES INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	31-1168055
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13925 Ballantyne Corporate Place, Suite 400, Charlotte, North Carolina 28277	(704) 501-1100
(Address of principal executive office, including zip code)	(Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common stock, $1 par value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

As of February 26, 2002, 30,267,395 shares of common stock of the registrant were outstanding; the aggregate market value of the shares of common stock of the registrant held by non-affiliates was approximately $1,082,916,237 based upon the closing price of the common stock on the New York Stock Exchange on February 26, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 2002 are incorporated by reference in Part III.

Part I

Item 1.  Business.

Carlisle Companies Incorporated was incorporated in 1986 in Delaware as a holding company for Carlisle Corporation, whose operations began in 1917, and its wholly-owned subsidiaries.  Unless the context of this report otherwise requires, the words “Company” and “registrant” refer to Carlisle Companies Incorporated and its wholly-owned subsidiaries and any divisions or subsidiaries they may have.  The Company’s diversified manufacturing operations are conducted through its subsidiaries.

The Company manufactures and distributes a wide variety of products across a broad range of industries, including, among others, roofing, construction, trucking, automotive, foodservice, industrial equipment, lawn and garden and aircraft manufacturing.  The Company markets its products both as a component supplier to original equipment manufacturers (“OEMs”), as well as directly to end users.

Sales of the Company’s products are reported by distribution to the following six industry segments: Construction Materials, Industrial Components, Specialty Products, Automotive Components, Transportation Products, and General Industry (All Other).  The principal products, services and markets or customers served in each of the industry segments include:

Construction Materials.  The principal products of this segment are rubber, plastic and FleeceBACK™ sheeting used predominantly on non-residential flat roofs and related roofing accessories, including flashings, fasteners, sealing tapes, coatings and waterproofings.  The markets served include new construction, re-roofing and maintenance of low slope roofs, water containment, HVAC sealants, and coatings and waterproofings.

Industrial Components.  The principal products of this segment are small bias-ply rubber tires, stamped and roll-formed wheels, rubber belts, tensioners and pulleys.  Customers include golf cart manufacturers, power equipment manufacturers, boat and utility trailer manufacturers, and recreation, agricultural, forestry and mining vehicle manufacturers.

Specialty Products.  The principal products of this segment are heavy-duty friction and braking systems for truck and off-highway equipment.  Customers include truck OEMs, heavy equipment and truck dealers and aftermarket distributors.

Automotive Components.  The principal products of this segment are highly engineered rubber and plastic components for Tier I suppliers and other manufacturers in the automotive market.

Transportation Products. The principal products of this segment are specialty trailers and standard and custom-built high payload trailers and dump bodies.  Customers include heavy equipment and truck dealers, shipping lines and commercial haulers.

General Industry (All Other).  The principal products of this segment include high grade aerospace wire, specialty electronic cable, cable assemblies and interconnects, commercial and institutional plastic foodservice permanentware and catering equipment, fiberglass and composite material trays and dishes, commercial cookware and servingware, ceramic tableware, specialty rubber and plastic cleaning brushes, stainless steel processing and containment equipment and their related process control systems, refrigerated fiberglass truck bodies, perishable cargo container leasing, and cheese and whey processing equipment. Customers include aerospace OEMs, electronic and communications equipment manufacturers, foodservice distributors, restaurants, food, dairy, beverage and pharmaceutical processors and distributors, and cheese processors.

The amount of total revenue contributed by the products or services in each industry segment for each of the last three fiscal years is as follows (in millions):

	2001	2000	1999
Construction Materials	$464.9	$407.0	$405.4
Industrial Components	476.3	441.2	350.6
Specialty Products	115.8	128.7	128.1
Automotive Components	252.0	302.4	314.3
Transportation Products	120.3	129.6	137.2
General Industry - All Other	420.2	362.2	275.7
Total	$1,849.5	$1,771.1	$1,611.3

In each industry segment, the Company’s products are generally distributed either by Company-employed field sales personnel or manufacturers’ representatives.  In a few instances, distribution is through dealers and independent distributors.  Since many of the Company’s customers are OEMs, marketing methods and certain operations are designed to accommodate the requirements of a small group of high-volume producer-customers.

In each industry segment, satisfactory supplies of raw materials and adequate sources of energy essential for operation of the Company’s businesses have generally been available to date.  Uncertain economic conditions, however, could cause shortages of some basic materials, particularly those which are petroleum derivatives (plastic resins, synthetic rubber, etc.) and used in the Construction Materials, Industrial Components, Automotive Components, and General Industry (All Other) segments.  The Company believes that energy sources are secure and sufficient quantities of raw materials can be obtained through normal sources to avoid interruption of production in 2002.

The Company owns or holds the right to use a variety of patents, trademarks, licenses, inventions, trade secrets and other intellectual property rights which, in the aggregate, are considered significant to the successful conduct of each of the Company’s six industry segments.  The Company has adopted a variety of measures and programs to ensure the continued validity and enforceability of its various intellectual property rights.

In each industry segment, the Company is engaged in businesses, and its products serve markets, that generally are highly competitive.  Product lines serving most markets tend to be price competitive and all lines also compete on service and product performance.  Except for Automotive Components, no industry segment is dependent upon a single customer, or a few customers, the loss of which would have a material adverse effect on the segment.  Sales to its largest customer represented 34.2% of total Automotive Components segment sales in 2001.

Order Backlog was $288.2 million at December 31, 2001, $266.3 million at December 31, 2000, and $228.0 million at December 31, 1999.

Research and Development expenses were $17.3 million in 2001 compared to $16.5 million in 2000 and $15.8 million in 1999.

The Company employs approximately 11,302 persons on a full-time basis.

The businesses of the Construction Materials, Specialty Products, Automotive Components, Transportation Products and General Industry (All Other) segments are generally not seasonal in nature.

Within the Industrial Components segment, distribution of lawn and garden products generally reach peak sales volume during the first two quarters of the year.  The businesses of all six segments are affected by the state of the general economy.

In 2001, the Company completed the following acquisitions:  (1) Stork Friesland B.V., and (2) Siersema Sheffers B.V., both Dutch based designers and sellers of evaporators and spray dryers for milk powder processing, (3) EcoStar, Inc. a provider of synthetic roofing tiles for the steep-slope roofing market, (4) Wincanton Engineering Ltd., a U.K. based design and manufacturer of processing equipment for the food, dairy and beverage industries, (5) Connecting Devices, Inc., a designer and manufacturer of RF/microwave connectors and cable assemblies serving the wireless, Internet infrastructure and optoelectronic switch markets, and (6) the Dayco Industrial Power Transmission business of Mark IV Industries, a manufacturer of transmission belts and accessories used by industrial customers to transfer power from motors and engines to motive and stationary drive systems.

In each industry segment, the Company’s compliance with Federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment is not anticipated to have a material effect upon the capital expenditures, earnings or the financial and competitive position of the Company or its divisions and subsidiaries.

Information on the Company’s revenues, earnings and identifiable assets by industry segment for the last three fiscal years is as follows:

	2001	2000	1999
		(In Thousands)
Sales to Unaffiliated Customers(1)
Construction Materials	$464,932	$407,039	$405,387
Industrial Components	476,310	441,186	350,576
Specialty Products	115,771	128,661	128,152
Automotive Components	251,963	302,355	314,246
Transportation Products	120,284	129,604	137,225
General Industry (All Other)	420,217	362,223	275,671

Earnings before interest and income taxes
Construction Materials	$60,159	$57,528	$58,195
Industrial Components	29,214	58,661	49,296
Specialty Products	5,747	13,896	12,807
Automotive Components	10,526	21,396	21,212
Transportation Products	1,633	8,794	14,086
General Industry (All Other)	10,193	31,821	30,241
Corporate(2)	(50,427)	(13,213)	(11,200)

Identifiable Assets
Construction Materials	$205,979	$258,558	$229,905
Industrial Components	488,301	358,944	220,505
Specialty Products	81,116	76,690	77,400
Automotive Components	120,451	139,225	209,654
Transportation Products	66,977	81,152	69,411
General Industry (All Other)	357,010	315,377	228,518
Corporate(3)	78,153	75,733	45,269

(1) Intersegment sales or transfer are not material.

(2) Includes general corporate expenses.

(3) Consists primarily of cash and cash equivalents, facilities, and other invested assets.

Item 2.  Properties

The number, type, location and size of the Company’s properties as of December 31, 2001 are shown on the following charts, by segment.

	Number and Nature of Facilities			Square Footage (000’s)

Segment	Manufacturing(1)	Warehouse	Office	Owned	Leased

Construction Materials	10	4	11	856	960

Industrial Components	19	15	1	3,827	1,460

Specialty Products	11	1	1	749	351

Automotive Components	12	3	2	957	303

Transportation Products	6	0	0	630	90

General Industry (All Other)	19	7	14	1,231	1,284

Corporate	0	0	2	0	18

(1) Also includes facilities which are combined manufacturing, warehouse and office space.

	Locations

Segment	North America	Europe	Other

Construction Materials	19	2	4

Industrial Components	31	2	1

Specialty Products	13	0	0

Automotive Components	15	0	0

Transportation Products	5	1	0

General Industry (All Other)	25	9	1

Corporate	2	0	0

Item 3.  Legal Proceedings

As of December 31, 2001, other than ordinary routine litigation incidental to the business, which is being handled in the ordinary course of business, neither the Company nor any of its subsidiaries is a party to, nor are any of their properties subject to any material pending legal proceedings, nor are any such proceedings known to be contemplated by governmental authorities.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Part II

Item 5.  Market for Registrant’s Common Equity and Related Shareholder Matters.

The Company’s common stock is traded on the New York Stock Exchange.  As of December 31, 2001, there were 2,257 shareholders of record.

Quarterly cash dividends paid and the high and low prices of the Company’s stock on the New York Stock Exchange in 2001 and 2000 were as follows:

	First	Second	Third	Fourth
2001

Dividends per share	$.2000	$.2000	$.21000	$.2100

Stock Price
High	$43.69	$39.99	$36.90	$37.84
Low	$31.10	$32.20	$26.40	$27.70

2000

Dividends per share	$.1800	$.1800	$.2000	$.2000

Stock Price
High	$40.44	$49.75	$49.44	$44.63
Low	$31.19	$38.88	$40.13	$36.81

Item 6.  Selected Financial Data.

In thousands except per share data.

Ten-Year Summary

	2001	2000	1999	1998	1997
	In thousands except per share data
Summary of Operations

Net sales	$1,849,477	1,771,067	1,611,256	1,517,494	1,260,550
Gross margin	$321,857	368,384	356,989	328,115	286,461
Selling & administrative expenses	$207,103	176,484	173,375	160,366	143,246
Research & development	$17,325	16,463	15,761	16,178	15,824
Interest and other expenses, net	$59,504	24,572	12,370	11,302	10,607
Net earnings from continuing operations	$24,841	96,180	95,794	84,866	70,666
Basic earnings per share	$0.82	3.18	3.18	2.81	2.34
Diluted earnings per share	$0.82	3.14	3.13	2.77	2.28
Net earnings from discontinued operations	$–	–	–	–	–
Basic and diluted earnings per share	$–	–	–	–	–
Net earnings	$24,841	96,180	95,794	84,866	70,666
Basic earnings per share	$0.82	3.18	3.18	2.81	2.34
Diluted earnings per share	$0.82	3.14	3.13	2.77	2.28

Financial Position

Net working capital	$279,493	312,192	300,660	223,188	191,450
Property, plant and equipment, net	$447,660	402,614	349,451	354,769	294,165
Total assets	$1,397,987	1,305,679	1,080,662	1,022,852	861,216
Long-term debt	$461,744	396,864	281,744	273,521	209,642
% of total capitalization	46.1	42.0	37.2	40.3	37.6
Shareholders’ equity	$540,284	547,879	478,133	405,435	347,253

Other Data

Average shares outstanding - basic	30,260	30,239	30,166	30,179	30,235
Average shares outstanding - diluted	30,450	30,599	30,635	30,674	31,025
Dividends paid	$24,883	22,989	20,511	18,105	15,868
Per share	$0.82	0.76	0.68	0.60	0.53
Capital expenditures	$64,525	59,419	47,839	95,970	59,531
Depreciation & amortization	$63,960	59,549	47,414	45,221	38,755
Shareholders of record	2,257	2,396	2,546	2,443	2,068

	1996	1995	1994	1993	1992
	In thousands except per share data
Summary of Operations

Net sales	$1,017,495	822,534	692,650	611,270	528,052
Gross margin	$237,698	197,675	176,369	158,478	138,861
Selling & administrative expenses	$128,676	109,236	102,992	98,448	86,876
Research & development	$11,900	12,339	11,933	11,165	10,724
Interest and other expenses, net	$5,082	3,241	2,652	1,952	1,541
Net earnings from continuing operations	$55,680	44,081	35,568	28,378	24,228
Basic earnings per share	$1.84	1.43	1.17	0.93	0.79
Diluted earnings per share	$1.80	1.41	1.15	0.92	0.79
Net earnings from discontinued operations	$–	–	–	–	471
Basic and diluted earnings per share	$–	–	–	–	0.01
Net earnings	$55,680	44,081	35,568	28,378	24,699
Basic earnings per share	$1.84	1.43	1.17	0.93	0.80
Diluted earnings per share	$1.80	1.41	1.15	0.92	0.80

Financial Position

Net working capital	$175,285	153,709	164,669	144,474	162,088
Property, plant and equipment, net	$264,238	193,133	158,238	142,229	122,051
Total assets	$742,463	542,423	485,283	420,363	383,250
Long-term debt	$191,167	72,725	69,148	59,548	69,098
% of total capitalization	38.4	21.0	21.8	21.3	25.3
Shareholders’ equity	$307,607	273,582	247,850	220,523	204,202

Other Data

Average shares outstanding - basic	30,281	30,759	30,519	30,590	30,533
Average shares outstanding - diluted	30,953	31,226	30,960	30,956	30,674
Dividends paid	$14,129	12,928	11,605	10,705	10,076
Per share	$0.47	0.42	0.38	0.35	0.33
Capital expenditures	$34,990	37,467	31,082	28,490	19,924
Depreciation & amortization	$29,758	23,230	21,940	20,688	18,806
Shareholders of record	2,145	2,054	2,350	2,186	2,494

All share and per share amounts have been restated to reflect the two-for-one stock splits on June 1, 1993 and on January 15, 1997.  Earnings per share amounts prior to 1997 have been restated to comply with Statement of Financial Accounting Standards No. 128, “Earnings Per Share”.  See the Notes to Consolidated Financial Statements.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Carlisle Companies Incorporated reported sales of $1.849 billion in 2001, up 4%, or $78 million, from 2000 sales of $1.771 billion.  Increased sales in the Construction Materials segment and from acquisitions were the primary contributors to the year-over-year sales increase.  Sales volumes at many Carlisle companies were adversely affected by reduced customer demand throughout the year.  In 2000, sales increased 10% or $160 million, primarily as the result of acquisitions completed during the year and the full year impact of acquisitions completed in 1999.

Net earnings in 2001 were $24.8 million, or $0.82 per share, compared to 2000 net earnings of $96.2 million, or $3.14 per share (diluted).  Current year results include a $21.5 million or $0.70 per share after tax restructuring charge recorded in the first quarter of 2001.  After factoring out the effect of the restructuring charge, net earnings from operations were $46.3 million or $1.52 per share (diluted).  Net earnings of $96.2 million in 2000 were slightly above 1999 net earnings of $95.8 million.  Margin pressures caused by competitive pricing and increased material costs adversely affected 2000 results.

The disappointing results in 2001 were primarily caused by steep declines in demand in many of the markets served by Carlisle.  Lower earnings were experienced at most of the Carlisle operations throughout the year as management reduced production at several manufacturing operations to control inventory levels.  Unabsorbed fixed overhead due to lower levels of production and pricing pressure to maintain market share also contributed to the decrease in earnings.

During 2001, Carlisle completed six acquisitions.  These acquisitions were: (1) Stork Friesland B.V. and (2) Siersema Sheffers B.V., both Dutch based designers and sellers of evaporators and spray dryers for milk powder processing, (3) EcoStar, Inc., a provider of synthetic roofing tiles for the steep-slope roofing market, (4) Wincanton Engineering Ltd., a UK based designer and manufacturer of processing equipment for the food, dairy, and beverage industries, (5) Connecting Devices, Inc., a designer and manufacturer of RF/microwave connectors and cable assemblies serving the wireless, Internet infrastructure and optoelectronic switch markets, and (6) the Dayco Industrial Power Transmission business of Mark IV Industries, a manufacturer of transmission belts and accessories used by industrial customers to transfer power from motors and engines to motive and stationary drive systems.

In 2000, Carlisle completed ten acquisitions and established three joint ventures.  These acquisitions were: (1) DynAir, Inc., a Canadian manufacturer of duct supplies, (2) Tuchenhagen-Damrow, LLC and Kolding Gruppen A/S, global equipment suppliers to the cheese industry, (3) Dura-Ware Co. of America, Inc., a manufacturer of commercial cookware and servingware,  (4) Extract Technology Limited, a U.K. based biotech/pharmaceutical systems provider, (5) Consumer Tire and Wheel Division of Titan International, Inc., expanding product offerings to the lawn and garden markets, (6) Process Controls Engineering, a designer of control systems for the cheese industry, (7) UniTrek Corporation, a manufacturer of microwave and radio frequency cable assemblies, (8) Bontech A/S, a Danish designer of spray dryers and fluid bed dryers for the dairy industry, (9) Zimmer Corporation, a supplier of cheese and whey processing equipment, and (10) Red River Manufacturing, a specialty trailer manufacturer.  In addition, the Company entered into the following joint ventures: (1) Icopal A/S, Europe’s leading commercial roofing systems provider, (2) Moodyparts, a distributor of spare parts for processing equipment, and (3) Carlisle Beijing, a Chinese manufacturer of membrane roofing and waterproofing products.

Operating Segments

Carlisle has expanded its segment reporting for the year 2001, and will disclose information for five reportable segments and a sixth classification of General Industry (All Other).  Previous reporting included three identifiable segments and a fourth classification of General Industry (All Other).  The new reporting structure includes:  Construction Materials, Industrial Components, Specialty Products, Automotive Components, Transportation Products, and General Industry (All Other).

The operations previously reported in the Construction Materials segment and Automotive Components segment remain the same.  The Industrial Components segment includes Carlisle Tire & Wheel Company and Carlisle Power Transmission.  Carlisle Industrial Brake & Friction and Motion Control, previously in the Industrial Components segment, are now reported in the Specialty Products segment.  Tensolite, previously reported in the Industrial Components segment, is now included in the General Industry (All Other) segment.  The new Transportation Products segment includes Trail King Industries and Walker Transportation.  These operations were previously reported in the General Industry (All Other) segment.

The new segment reporting structure more closely reflects how Carlisle’s management evaluates the operations to make decisions and assess performance.

Construction Materials

Segment sales of $465 million in 2001 grew 14% over 2000 sales of $407 million.  The increase was across most product lines with significant growth noted in shipments of rubber roofing membrane and accessories, thermoplastic polyolefin (TPO) roofing membrane, insulation, and sales generated through the 2001 acquisition of EcoStar.  Carlisle Coatings & Waterproofing continued to show improvement in sales of their adhesive tape and sealant products.  In 2000, segment sales were flat over 1999 sales of $405 million as a result of the soft commercial roofing market.

Segment earnings were up 5% in 2001 to $60.2 million, from $57.5 million in 2000.  Higher sales volume and additional sales of higher-margin specialty products helped offset the unfavorable impact of increased sales of lower margin products.  In 2000 segment earnings of $57.5 million were slightly below 1999 earnings of $58.2 million, and reflected increased raw material prices, as well as a change in product mix.

Industrial Components

Segment sales of $476 million in 2001 increased 8% over $441 million in 2000.  Carlisle’s third quarter purchase of the Dayco Industrial Power Transmission business, renamed Carlisle Power Transmission, accounts for the increase in 2001 sales as this operation generated $55 million in net sales and $15 million in gross profit during the last four months of 2000.  Carlisle Tire & Wheel experienced soft demand throughout the year in its lawn and garden markets and took appropriate steps to reduce production to bring inventories in line with sales demand.  In 2000 segment sales increased 26% over 1999 sales of $351 million and were primarily as a result of  the acquisition of Titan’s consumer tire and wheel division and increased sales in most markets supplied by Carlisle Tire & Wheel.

Segment earnings of $29.2 million in 2001 were down 50% from 2000 earnings of $58.7 million.  Although the acquisition of Carlisle Power Transmission was accretive in 2001, earnings in this segment fell due to extremely difficult market conditions and much lower production levels.  Also contributing to the lower earnings was intense competitive pressure requiring price concessions to maintain market share.  Although the Company implemented cost reduction programs and realigned manufacturing facilities, these actions could not offset the impact of decreased production and lower selling prices.  Segment earnings in 2000 were 19% above 1999 as the result of acquisitions and sales volume increase.

The addition of Carlisle Power Transmission to the Industrial Components segment provides the platform to improve sales growth, reduce overall cost, and improve customer satisfaction.  The sales, manufacturing, and distribution functions of this business are extremely similar to those of Carlisle Tire & Wheel and will lead to an efficient and timely integration of shared resources within these two operations.  Steps are already underway to improve sales coverage, share production and distribution facilities and move both companies to one ERP system.

Specialty Products

Net sales of $116 million were 10% below total sales of $129 million in 2000.  Sales at Carlisle Industrial Brake & Friction were lower due to the general market conditions in both industrial friction and brake components.  This downturn was prevalent in the domestic markets as well as in markets throughout Europe.  Carlisle Motion Control sales were lower, with sales to original equipment manufacturers and distributors accounting for most of the decrease in volume.  Distributor sales remained soft throughout 2001 as companies lowered their inventories in line with maintenance schedules.  Segment sales in 2000 were slightly above 1999 and were in line with market conditions in the industry.

Segment earnings of $5.7 million in 2001 were 59% below $13.9 million in 2000.  Carlisle Industrial Brake & Friction earnings were below 2000’s level due to competitive pricing pressures, lower demand for heavy industrial components, and increased sales of lower margin consumer market products.  Motion Control earnings decreased from 2000 on lower sales volume, a cut-back in production, and costs associated with the start up of operations at its new South Hill, Virginia facility.  Segment earnings in 2000 were 9% above 1999 results due to increased sales and lower manufacturing expense.

Automotive Components

Sales of $252 million were down 17% from total sales of $302 million realized in 2000.  This segment continued to experience an overall reduction in vehicle production build rates throughout 2001.  The fourth quarter of 2001 was the fifth consecutive quarter-over-quarter reduction in North American vehicle production.  Despite the robust vehicle sales reported in the latter part of 2001, production volumes still trailed the prior year.  In 2000, segment sales were down 4% from 1999 record sales of $314 million.

Segment earnings of $10.5 million were below 2000 net earnings of $21.4 million.  The reduction in earnings was due primarily to the decrease in net sales, and lower production levels experienced throughout the year.  Although overhead costs were reduced in 2001, the necessary cut-backs in production to maintain inventory levels in line with sales offset these savings.  Earnings in 2000 were slightly higher than in 1999 due to operational improvements and efficiencies.  Free cash flow remained strong in this business segment.

Transportation Products

Sales of $120 million were down 7% from 2000 and relate to the continued decline in demand in most of the markets served and competitive pricing required to maintain market share.  The significant fall-off in demand for construction and live-bottom trailers, and commercial and dump trailers was the major reason for the decrease in 2001.  The decrease in 2000 segment sales from 1999 was the result of the general weakness in the industry coming off of record sales in 1999.

Segment earnings in 2001 of $1.6 million decreased 81% from $8.8 million in 2000 caused by price discounting across most product lines, unabsorbed fixed overhead from reduced production levels, and higher utility costs.  As a result of the sharp fall-off in demand the industry found itself in an overcapacity situation.  Fierce competition forced manufacturers to slash prices to get available business.  This, coupled with much lower production levels, accounted for the deterioration in earnings.  Segment earnings in 2000 were 38% below 1999 as the result of lower sales and production volume experienced the second half of 2000.

General Industry (All Other)

The General Industry segment sales in 2001 of $420 million were 16% above 2000 net sales of $362 million.  Acquisitions completed at Carlisle Systems & Equipment and Tensolite explain the sales growth.  Carlisle Systems & Equipment expanded its leadership position in the sale of milk powder processing equipment and processing equipment for the food, dairy and beverage industries.  Carlisle FoodService sales declined in 2001 as the result of the deepening recession and a fall-off in business travel and tourism.  In 2000, segment sales were 31% above 1999 sales of $276 million.  Acquisitions completed at each of the businesses in this segment accounted for most of this sales growth.

Segment earnings of $10.2 million in 2001 were down 68% from $31.8 million in 2000.  Lower sales and margin pressures more than offset earnings from acquisitions.  Sales declines at Carlisle Systems & Equipment’s Johnson Truck Bodies and the resulting production cut-backs were primarily responsible for the earnings decrease at this operation.  Carlisle FoodService margins were lower due to decreased sales volume following the September 11, 2001, attacks and production cutbacks needed to bring inventories in line with sales.  Lower earnings at Tensolite were driven by the slowdown in high technology electronics and telecommunications markets and the corresponding cut-backs in production resulting in unfavorable fixed cost absorption.  Segment earnings of $31.8 million in 2000 increased 5% from $30.2 million in 1999 and was the direct result of acquisitions.

Financial Results

Gross margin, expressed as a percent of sales, represents the difference between net sales and cost of goods sold.  These margins decreased from 22.2% in 1999, to 20.8% in 2000, and 17.4% in 2001.  The decline in the last two years reflects the competitive marketplace, slightly higher raw material costs, and the unfavorable overhead absorption due to production cut-backs at most of the operations.  The sagging economy in the last two years created extremely competitive pricing, requiring price concessions to maintain market share.  This, coupled with reduced production to maintain inventories in line with sales projections contributed to the decline in gross margins.

Selling and administrative expense, expressed as a percent of sales, declined from 10.8% in 1999 to 10.0% in 2000, but increased to 11.2% in 2001.  Although cost control remains a priority and measures were taken in 2001 to reduce selling and administrative expense, the decline in sales at many of the Carlisle operations and increased goodwill amortization exceeded cost reductions.

Total costs (excluding the restructuring charge) which include raw material, manufacturing, selling and administrative, and research and development costs expressed as a percent of total sales, increased to 94.7% in 2001, from 90.1% in 2000, and 89.6% in 1999.  The increase was mainly the result of unabsorbed fixed overhead costs caused by reduced production levels at many Carlisle operations.  The increase in total costs in 2000 was primarily due to raw material price increases and declining market demand in the latter part of the year.

Interest expense, net increased to $29.1 million in 2001 from $28.0 million in 2000, due to the increased level of debt incurred to finance acquisitions, but was partially offset by slightly lower overall interest rates.  Interest expense, net increased to $28.0 million from $19.2 million in 1999.  The increase in debt levels throughout 2000 was the result of completing a record number of acquisitions during the year.

Income taxes, for financial reporting purposes, decreased in 2001 to an effective tax rate of 34.5% compared to 36.2% in 2000, and 38.4% in 1999.  The continued successful implementation of various foreign and state tax strategies was responsible for this improvement.

Receivables, of $182 million declined from $214 million in 2000.  The decrease in receivables is associated with the implementation of a $100 million accounts receivable securitization program with the proceeds of $63 million being used to repay bank debt.  Without giving effect to this program, receivables would have increased to $245 million as a result of higher sales in the fourth quarter 2001 and the impact of acquisitions completed in 2001.  The 2000 level of receivables represented a 13% decrease from 1999 levels and was in line with the sales decline realized in the fourth quarter and the focus on reducing days outstanding.

Inventories, valued primarily by the last-in, first-out (LIFO) method, were $246 million, an 11% decrease from the 2000 year-end level of $277 million.  Almost all of the Carlisle operations reduced inventory in 2001 in order to bring inventories in line with sales demand.  In 2000, inventory increased 26% from 1999’s level due primarily to higher inventory at Carlisle Tire & Wheel in preparation for the spring selling season, and at Carlisle FoodService as the result of acquisitions completed in 2000.

Capital expenditures totaled $65 million in 2001, a 10% increase from $59 million in 2000.  Most of the capital investments were to expand capacity for the manufacture of heavy duty friction products, TPO roofing membrane, and coating and adhesive products.  In addition, the Company completed the expansion of its facilities in China and Trinidad.  In 2000, the major expenditures were to expand production capacity in China and Trinidad for tire and wheel assemblies, equipment to manufacture TPO roofing membranes, specialty trailers and processing equipment.  Capital expenditures of $59 million in 2000 were $11 million higher than 1999 and were primarily driven by investments in production capacity in China and Trinidad for tire and wheel assemblies, as well as plant and equipment to manufacture TPO roofing membranes, specialty trailers and processing equipment.

Liquidity and Capital Resources

Net cash provided by operating activities was $223 million in 2001 compared to $125 million in 2000, an increase of 78%.  The increase is due primarily to management’s focus on reducing working capital as evidenced by the $32 million decrease in receivables, net of the affect of acquisitions and the Company’s accounts receivable securitization program, and the $31 million decrease in inventories, net of acquisitions.  Cash used in investing activities was $218 million in 2001, a decrease of $54 million versus $272 million in 2000.  This decrease resulted primarily from a decrease in acquisitions and $20 million of proceeds from the sale of Carlisle’s remaining interest in its perishable cargo business and other property and equipment, partially offset by a $5 million increase in capital expenditures.  Net cash provided by financing activities in 2001 was $1 million compared with $146 million in 2000.  Net proceeds from debt decreased by $143 million in 2001 as the unprecedented levels of acquisitions in the prior year had required increased borrowings in 2000.  Acquisitions in 2001 were funded largely by cash generated by operations supplemented by borrowings under Carlisle’s credit facilities.

In June of 2001, Carlisle amended its credit facilities to provide the Company with the flexibility to implement the aforementioned $100 million accounts receivable securitization program.  The amendment of the facility also resulted in an increase in available credit from $350 million to $375 million.  Carlisle also maintains with certain credit providers $85 million of uncommitted lines of credit and a $20 million committed line of credit.  Carlisle believes that its uncommitted and committed facilities are reliable and cost-effective sources of liquidity.  As of December 31, 2001, there was $190 million available under its credit facility and $91 million available under its committed and uncommitted lines of credit.  Master lease agreements are also utilized when they are considered economically favorable.

At December 31, 2001, the securitization program was utilized for the amount of eligible trade receivables at $63 million.  Eligibility of the trade receivables for sale under the program is dependent upon the credit profiles of Carlisle’s customers, collection rates and other characteristics of the receivables.

Carlisle believes that its operating cash flows, credit facilities, accounts receivable securitization program, uncommitted and committed lines of credit and leasing programs provide adequate liquidity and capital resources to fund ongoing operations, expand existing lines of business and make strategic acquisitions.  However, the ability to maintain existing credit facilities and access the capital markets can be impacted by economic conditions outside the Company’s control.  The cost to borrow and capital market access can be impacted by debt ratings assigned by independent rating agencies, based on certain credit measures such as interest coverage, funds from operations and various leverage ratios.

Market Risk

Carlisle is exposed to the impact of foreign currency fluctuations and changes in interest rates and market values of its debt instruments.  It is the Company’s objective to manage this exposure to reduce volatility of cash flows, impact on earnings and to lower its cost of capital.  In 2001, the Company executed a $150 million notional amount fair value hedge in the form of an interest rate swap to hedge exposure associated with its fixed rate debt.  In addition, a second $150 million notional amount interest rate swap was executed to hedge the cash flows for a portion of its variable rate date outstanding under the credit facilities.  Both the fair value hedge and the cash flow hedge are deemed effective at December 31, 2001.  The Company’s international operations are exposed to translation risk when the local currency financial statements are translated to U.S. dollars.  Carlisle monitors this risk, but currency hedges have not been executed as this valuation risk is considered minimal.

Environmental

Carlisle management recognizes the importance of the Company’s responsibilities toward matters of environmental concern.  Programs are in place to monitor and test facilities and surrounding environments and, where practical, to recycle materials.  Carlisle has not incurred material charges relating to environmental matters in 2001 or in prior years, and none are currently anticipated.

Backlog

Backlog was $288 million at December 31, 2001 compared to $266 million in 2000.  The increase is attributable to acquisitions completed in 2001.  Excluding 2001 acquisitions the backlog was $249 million.

Restructuring

In the first quarter 2001, the Company recorded a $21.5 million after-tax or $.70 per share, restructuring charge.  The $21.5 million after-tax restructuring charge is primarily (91%) composed of costs related to exiting and realigning facilities in the Automotive Components and Specialty Products segments that have not and are not forecast to perform at our standard.  Approximately $15.7 million after-tax of the total charge is related to machinery, equipment, and goodwill write-offs.  The remainder represents anticipated cash expenses from involuntary employee terminations and other restructuring costs.  The Company expects the future savings of reduced depreciation and employee expense to approximate $1.8 million, or $0.06 per share, on an annual basis.  During 2001, the Company terminated approximately 770 employees and paid approximately $4.5 million for involuntary termination benefits.  These payments have been charged against the restructuring liability established in the first quarter of 2001.  The Company anticipates the remaining actions required to exit and realign these operations will be completed by the end of the first quarter 2002.

Critical Accounting Policies

Carlisle’s significant accounting policies are more fully described in the Notes to our consolidated financial statements.  Certain of Carlisle’s accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates.  By their nature, these judgments are subject to an inherent degree of uncertainty.  These judgments are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate.  The Company considers certain accounting policies related to revenue recognition, estimates of reserves for receivables and inventory, valuation of long-lived assets and investments, impairment of goodwill, deferred taxes, and employee benefits to be critical policies due to the estimation processes involved.

Revenue Recognition.  The substantial majority of Carlisle’s consolidated revenues are recognized when the goods are shipped.  Approximately 9% of 2001 revenue was recognized under the percentage-of-completion method.  Sales are recorded based on customer orders with fixed or determinable prices and when collectibility from the customer is reasonably assured.  If the Company does not accurately estimate the resources required or the scope of the work to be performed, or does not manage its projects properly or does not satisfy its obligations under the contracts, then future margins may be negatively affected.

Accounts Receivable.  We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by our review of their current credit information.  We continuously monitor collections and payments from our customers and maintain an allowance for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified.  While such credit losses have historically been within our expectations and the allowances established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past.

Inventories.  We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory.  We regularly review inventory quantities on hand and record an accrual for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the next twelve months.  As demonstrated during 2001, demand for our products can fluctuate significantly.  A significant increase in the demand for our products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand.

Valuation of Long-Lived Assets and Investments.  Carlisle periodically reviews the carrying value of our long-lived assets and investments.  This review is based upon our projections of anticipated future cash flows.  While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could affect our evaluations.

Impairment of Goodwill.  We periodically evaluate acquired businesses for potential impairment indicators.  Our judgments regarding the existence of impairment indicators are based on market conditions and operational performance of our acquired businesses.  Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses is impaired.  Any resulting impairment loss could have an adverse impact on our financial condition and results of operations.

Deferred Taxes.  Carlisle recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities.  The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences.  If we are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, we could be required to establish a valuation allowance against all or a portion of our deferred tax assets.

Employee Benefit Plans.  The determination of our obligations and expense for pension and other postretirement employee benefits is dependent on our selection of certain assumptions used by actuaries in calculating such amounts.  Those assumptions are described in the Notes to the consolidated financial statements and include, among others, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation.  In accordance with generally accepted accounting principles, actual results that differ from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense and recorded obligation in such future periods.  While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our pension and other postretirement obligations and our future expense.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements are made based on known events and circumstances at the time of publication and, as such, are subject in the future to unforeseen risks and uncertainties.  It is possible that the Company’s future performance may differ materially from current expectations expressed in these forward-looking statements, due to a variety of factors such as: increasing price and product/service competition by foreign and domestic competitors, including new entrants; technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost effective basis; the Company’s mix of products/services; increases in raw material costs which cannot be recovered in product pricing; domestic and foreign governmental and public policy changes including environmental regulations; protection and validity of patent and other intellectual property rights; the cyclical nature of the Company’s businesses; and the outcome of pending and future litigation and governmental proceedings.  Further, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions including interest rate and currency exchange rate fluctuations.  In addition, the terrorist attacks of September 11, 2001 in New York and Washington, D.C. and subsequent events, along with the economic consequences of such attacks and events, may adversely affect the general market conditions and the Company’s future performance.  The Company undertakes no duty to update forward-looking statements.

Item 8.  Financial Statements and Supplementary Data.

Consolidated Statements of Earnings and Shareholders’ Equity

For the years ended December 31. In thousands except per share data.

	2001	2000	1999
Net sales	$1,849,477	$1,771,067	$1,611,256
Cost and expenses:
Cost of goods sold	1,527,620	1,402,683	1,254,267
Selling and administrative expenses	207,103	176,484	173,375
Research and development expenses	17,325	16,463	15,761
Restructuring charges	32,811	–	15,876
Other (income) and expense, net	(2,427)	(3,446)	(22,660)
Earnings before interest and income taxes	67,045	178,883	174,637

Interest expense, net	29,120	28,018	19,154

Earnings before income taxes	37,925	150,865	155,483

Income taxes	13,084	54,685	59,689
Net earnings	$24,841	$96,180	$95,794

Average shares outstanding - basic	30,260	30,239	30,166
Basic earnings per share	$0.82	$3.18	$3.18

Average shares outstanding - diluted	30,450	30,599	30,635
Diluted earnings per share	$0.82	$3.14	$3.13

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Cost of Shares In Treasury
Balance at December 31,1998	$39,331	$4,201	$470,117	$(1,470)	$(106,744)
Net earnings	–	–	95,794	–	–
Cash dividends - $0.68 per share	–	–	(20,511)	–	–
Exercise of stock options & other	–	1,370	4	–	616
Purchase of 103,598 treasury shares	–	–	–	–	(4,387)
Other comprehensive loss, net of tax	–	–	–	(188)	–
Balance at December 31, 1999	39,331	5,571	545,404	(1,658)	(110,515)
Net earnings	–	–	96,180	–	–
Cash dividends - $0.76 per share	–	–	(22,989)	–	–
Exercise of stock options & other	–	4,697	–	–	4,627
Purchase of 255,612 treasury shares	–	–	–	–	(9,803)
Other comprehensive loss, net of tax	–	–	–	(2,966)	–
Balance at December 31, 2000	39,331	10,268	618,595	(4,624)	(115,691)
Net earnings	–	–	24,841	–	–
Cash dividends - $0.82 per share	–	–	(24,883)	–	–
Exercise of stock options & other	–	7,307	–	–	5,232
Purchase of 389,246 treasury shares	–	–	–	–	(14,850)
Other comprehensive loss, net of tax	–	–	–	(5,242)	–
Balance at December 31, 2001	$39,331	$17,575	$618,553	$(9,866)	$(125,309)

See accompanying Notes to Consolidated Financial Statements

Consolidated Balance Sheets

As of December 31. In thousands except share data.

	2001	2000
Assets
Current assets:
Cash and cash equivalents	$15,606	$8,967
Receivables, less allowances of $9,330 in 2001 and $5,688 in 2000	181,570	213,656
Inventories	246,173	277,455
Deferred income taxes	21,093	22,344
Prepaid expenses and other current assets	88,830	54,055
Total current assets	553,272	576,477
Property, plant and equipment, net	447,660	402,614
Other assets:
Patents, goodwill and other intangible assets, net	336,814	251,670
Investments and advances to affiliates	56,671	66,350
Receivables and other assets	3,570	8,568
Total other assets	397,055	326,588
	$1,397,987	$1,305,679
Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt, including current maturities	$17,688	$58,762
Accounts payable	137,098	108,484
Deferred revenue	19,280	18,933
Accrued expenses	99,713	78,106
Total current liabilities	273,779	264,285
Long-term liabilities:
Long-term debt	461,744	396,864
Deferred revenue	67,477	72,789
Other liabilities	54,703	23,862
Total long-term liabilities	583,924	493,515
Shareholders’ equity:
Preferred stock, $1 par value. Authorized and unissued 5,000,000 shares
Common stock, $1 par value. Authorized 100,000,000 shares;
39,330,624 shares issued; 30,263,084 outstanding in 2001 and
30,251,268 outstanding in 2000	39,331	39,331
Additional paid-in capital	17,575	10,268
Accumulated other comprehensive loss	(9,866)	(4,624)
Retained earnings	618,553	618,595
Cost of shares in treasury - 9,067,540 shares in 2001 and 9,079,356 shares in 2000	(125,309)	(115,691)
Total shareholders’ equity	540,284	547,879
	$1,397,987	$1,305,679

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

For the years ended December 31. In thousands.

	2001	2000	1999
Operating activities
Net earnings	$24,841	$96,180	$95,794
Reconciliation of net earnings to cash flows:
Depreciation	49,845	48,346	39,832
Amortization	14,115	11,203	7,582
Restructuring Charge	24,650	–	15,876
(Gain) loss on sales of property, equipment and business	(4,880)	2,871	(17,653)
Changes in assets and liabilities, excluding effects of
acquisitions and divestitures:
Current and long-term receivables	33,620	30,119	(18,622)
Inventories	59,530	(36,984)	(13,471)
Accounts payable and accrued expenses	21,883	(32,988)	4,440
Prepaid, deferred and current income taxes	10,018	16,913	15,761
Long-term liabilities	(6,007)	(7,731)	4,585
Other	(4,697)	(2,803)	1,969
Net cash provided by operating activities	222,918	125,126	136,093
Investing activities
Capital expenditures	(64,525)	(59,419)	(47,839)
Acquisitions, net of cash	(174,618)	(209,454)	(42,393)
Proceeds from sale of property, equipment and business	20,012	782	17,157
Other	1,397	(4,174)	(12,544)
Net cash used in investing activities	(217,734)	(272,265)	(85,619)
Financing activities
Net proceeds from revolving credit lines	29,077	171,773	(29,285)
Proceeds from long-term debt	–	–	10,000
Reductions of long-term debt	(428)	(2,616)	(1,744)
Dividends	(24,883)	(22,989)	(20,511)
Treasury shares and stock options, net	(2,311)	(479)	(2,400)
Net cash provided by (used in) financing activities	1,455	145,689	(43,940)
Change in cash and cash equivalents	6,639	(1,450)	6,534
Cash and cash equivalents
Beginning of year	8,967	10,417	3,883
End of year	$15,606	$8,967	$10,417

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

Summary of Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries.  Investments in affiliates where the Company does not have control but exercises significant influence are accounted for under the equity method. Equity income related to such investments is recorded in “Other income and expense, net.”  All material intercompany transactions and accounts have been eliminated.

Use of Estimates

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

Revenue Recognition

The substantial majority of the consolidated revenues are recognized when goods have been shipped (or services have been rendered) with the remainder being recognized on the percentage of completion method.  These revenues are recorded based on customer orders with fixed or determinable prices and when collectibility from the customer is reasonably assured.  Revenue recognized under the percentage of completion method amounted to 9% of total revenues in 2001, 6% in 2000 and 4% in 1999.

Deferred Revenue

The Company offers extended warranty contracts on sales of certain products.  All revenue from the sale of these contracts is deferred and amortized on a straight-line basis over the life of the contracts.  Costs of services performed under these contracts are charged to expense as incurred.

Cash and Cash Equivalents

Debt securities with a remaining maturity of three months or less when acquired are cash equivalents.  Cash and cash equivalents are stated at cost, which approximates market value.

Inventories

Inventories are valued at the lower of cost or market.  In 2001, approximately 57% of the cost of  inventories was determined by the last-in, first-out (LIFO) method as compared to 60% in 2000.  The remainder is determined by the first-in, first-out (FIFO) method.

Property, Plant and Equipment

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

Patents, Goodwill and Other Intangible Assets

Patents and other intangible assets, recorded at cost, amounted to  $8.2 million and $1.5 million at December 31, 2001 and 2000, respectively (net of accumulated amortization of $17.6 million and $17.2 million, respectively), and are amortized over their remaining lives, which average five years.  Costs allocated to patents and other intangible assets of acquired companies are based on estimated fair value at the date of acquisition. Goodwill, representing the excess of acquisition cost over the fair value of specifically identifiable assets acquired and liabilities assumed, was $328.6 million and  $250.2 million at December 31, 2001 and 2000, respectively (net of accumulated amortization of $41.1 million and $29.7 million, respectively). Goodwill resulting from acquisitions that took place prior to June 30, 2001, is amortized on a straight-line basis over various periods not exceeding 30 years.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences of the differences between financial statement carrying amounts of assets and liabilities and their respective tax basis.  These balances are measured using enacted tax rates expected to apply to taxable income in the years in which such temporary differences are expected to be recovered or settled.  If a portion or all of a deferred tax asset is not expected to be realized, a valuation allowance is recognized.

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141 “Business Combinations” which replaces Accounting Principles Board (APB) Opinion No. 16 “Business Combinations” and SFAS No. 38 “Accounting for Preacquisition Contingencies of Purchase Enterprises.”  This statement requires that all business combinations initiated after June 30, 2001, be accounted for under the purchase method. Goodwill and other intangible assets with indefinite lives related to acquisitions after June 30, 2001, are not being amortized.

In July 2001, the Financial Accounting Standards Board also issued SFAS No.142 “Goodwill and Other Intangible Assets” which replaces APB Opinion No. 17 “Intangible Assets.”  Beginning January 1, 2002, the Company is not to amortize goodwill and other intangible assets with indefinite lives, but such assets will be subject to periodic testing of impairment. The Company is currently evaluating the effect that this change will have on its consolidated statements of earnings and financial position. Goodwill amortization expense for 2001 was $12.8 million.

In June 2001, the Financial Accounting Standards Board also issued SFAS No.143 “Accounting for Obligations Associated with the Retirement of Long-Lived Assets.”  This statement establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost as well as any legal obligations associated with the retirement of tangible long-lived assets.  The Company plans to adopt SFAS No. 143 effective January 1, 2003, and has not evaluated the impact of this statement.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”  This statement establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations.  SFAS No. 144 supersedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of” and APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.”  The Company plans to adopt SFAS No. 144 effective January 1, 2002, and does not expect the adoption to have a material impact on its consolidated statements of earnings and financial position.

Earnings Per Share

Basic earnings per share excludes the dilutive effects of options, warrants, and convertible securities.  Diluted earnings per share gives effect to all dilutive securities that were outstanding during the period.  The only difference between basic and diluted earnings per share of the Company is the effect of dilutive stock options.

Foreign Currency Translation

The Company has determined that the local currency is the functional currency for its subsidiaries outside the United States.  Assets and liabilities of these operations are translated at the exchange rate in effect at each year-end.  Income statement accounts are translated at the average rate of exchange prevailing during the year.  Translation adjustments arising from the use of differing exchange rates from period to period are included as a component of shareholders’ equity.  Gains and losses from foreign currency transactions are included in “Other income and expense, net.”

Reclassifications

Certain reclassifications have been made to prior years’ information to conform to the 2001 presentation.

Receivables Facility

In September 2001, the Company and certain of its subsidiaries entered into an agreement (the “Receivables Facility”) with a financial institution whereby it sells on a continuous basis an undivided interest in all eligible trade accounts receivable. Pursuant to the Receivables Facility, the Company formed a wholly-owned, special purpose, bankruptcy-remote subsidiary (“SPV”).  The financial position and results of operations of the SPV are consolidated with the Company.  The SPV was formed for the sole purpose of buying and selling receivables generated by the Company and certain subsidiaries of the Company. Under the Receivables Facility, the Company, irrevocably and without recourse, transfers all applicable trade accounts receivables to the SPV. The SPV, in turn, has sold and, subject to certain conditions, may from time to time sell an undivided interest in these receivables and is permitted to receive advances of up to $100.0 million from the multi-seller conduit administered by an independent financial institution for the sale of such an undivided interest.

The Company accounts for its transfers of receivables to the SPV, together with the SPV’s sale of undivided interests in the SPV’s receivables to the conduit, as sales under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  The interest rate paid to the conduit on amounts outstanding under the Receivables Facility is equal to the conduit’s pooled commercial paper rate, which was 2.07% at December 31, 2001.  The Company’s loss on these sales of receivables during 2001 was $1.3 million, and is included in “Other income and expense, net.”

At December 31, 2001, the outstanding balance of the SPV receivables was $112.6 million, of which the SPV had sold $63.1 million of undivided interests to the conduit.  The Company’s retained interest in the SPV’s receivables is classified in trade accounts receivable in the Company’s consolidated financial statements at its relative fair value and amounted to $48.7 million as of December 31, 2001. This retained interest is subordinate to, and provides credit enhancement for, the conduit’s ownership interest in the SPV’s receivable, and is available to the conduit to pay any fees or expenses due to the conduit, and to absorb all credit losses incurred on any of SPV’s receivables.

Inventories

The components of Inventory are

	2001	2000
	In thousands
FIFO costs (approximates current costs):
Finished goods	$161,719	$175,861
Work in process	24,909	31,687
Raw materials	75,376	82,694
	262,004	290,242
Excess FIFO cost over LIFO value	(15,831)	(12,787)
	$246,173	$277,455

Property, Plant and Equipment

The components of property, plant and equipment are:

	2001	2000
	In Thousands
Land	$9,160	$7,371
Buildings and leasehold improvements	194,046	174,804
Machinery and equipment	563,816	522,281
Projects in progress	44,184	38,753
	$811,206	$743,209
Accumulated depreciation	(363,546)	(340,595)
	$447,660	$402,614

Borrowings

Short term credit lines and long-term debt includes:

	2001	2000
	In Thousands
6.70% senior notes due 2008	$100,000	$100,000
7.25% senior notes due 2007	150,000	150,000
Revolving credit lines	185,000	171,000
Industrial development and revenue bonds through 2018	22,245	26,540
Other, including capital lease obligations	5,717	7,842
Short term credit lines	16,470	244
	$479,432	$455,626
Less current maturities and short term credit lines	(17,688)	(58,762)
Long term debt	$461,744	$396,864

The Company utilizes syndicated revolving credit facilities, which provide for borrowings up to $375 million with a final maturity date in June 2003.  The revolving credit lines provide for interest at the Euro-Dollar rate, which was 1.94% as of December 31, 2001, plus 0.375% to 2.00%.  The specific rate is determined based on the Company’s long-term debt rating as determined by certain rating agencies.  The Company has available committed and uncommitted lines of credit from banks of $105.0 million, of which $91.0 million was available as of December 31, 2001.

At December 31, 2001, letters of credit amounting to $28.6 million were outstanding, primarily to provide security under insurance arrangements and certain borrowings.

Under the Company’s various debt and credit facilities, the Company is required to meet various restrictive covenants and limitations, including certain net worth and cash flow ratios, all of which were complied with in 2001 and 2000.

The industrial development and revenue bonds are collateralized by Company guarantees, letters of credit, or by the facilities and equipment acquired through the proceeds of the related bond issuances.

The weighted average interest rates on the revenue bonds for 2001 and 2000 were 3.7% and 5.7%, respectively.

Cash payments for interest were $30.5 million in 2001, $28.2 million in 2000 and $19.1 million in 1999.

Interest expense, net is shown net of interest income of $3.7 million in 2001,  $3.5 million in 2000 and $2.6 million in 1999.

The aggregate amount of long-term debt maturing in each of the next five years is approximately $1.2 million in 2002, $189.7 million in 2003, $1.1 million in 2004, $1.1 million in 2005, and $269.9 million thereafter.

In December 2001, the Company entered into interest rate swap agreements (See Note — “Derivative Financial Instruments”) for a portion of their revolving credit facilities and the 7.25% senior notes.  Therefore, the fair value of these portions of the Company’s debt structure approximates the face value of the debt.  The fair value of the Company’s 6.70% senior notes is approximately $94.0 million at December 31, 2001.

Derivative Financial Instruments

Effective January 1, 2001, the Company adopted SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which requires that all derivatives be recorded at fair value on the balance sheet and establishes criteria for designation and effectiveness of derivative transactions for which hedge accounting is applied.  If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

The Company is subject to market risk from exposures to changes in interest rates due to its financing, investing and cash management activities.  The Company uses interest rate swap agreements, from time to time, to manage the interest rate risk of its floating and fixed rate debt portfolio.  The Company, on a periodic basis, assesses the initial and ongoing effectiveness of its hedging relationships.

In December 2001, the Company entered into a $150 million notional amount interest rate swap, which has been designated as a fair value hedge, to hedge a portion of the exposure associated with its fixed rate debt.  This fair value hedge was deemed effective at the origination date and at December 31, 2001.

The Company also entered into a second $150 million notional amount interest rate swap in December 2001.  This interest rate swap, which has been designated as a cash flow hedge, is utilized to hedge a portion of the Company’s exposure associated with its floating rate debt  “Other comprehensive loss” includes approximately $0.2 million, net of tax, in losses associated with this financial instrument.  This cash flow hedge was deemed effective at the origination date and at December 31, 2001.

Acquisitions

The Company acquired the Dayco Industrial Power Transmission business of Mark IV Industries on August 17, 2001, for $139.0 million and accounted for this acquisition under the purchase method.  As part of the Industrial Components segment, the new unit “Carlisle Power Transmission” brings a broad product offering, a leadership position in niche markets in which Carlisle already participates, a significant aftermarket content, and employs manufacturing processes similar to those of Carlisle’s two largest business units.  Results of operations from August 17, 2001, from Carlisle Power Transmission have been included in the accompanying statements of earnings.  As of the acquisition date, the preliminary amounts assigned to major balance sheet accounts are as follows (in millions):

Current assets	$53.9
Other assets (excluding goodwill and identifiable intangible assets)	51.0
Goodwill (fully tax deductible)	58.9
Identifiable intangible assets	6.9
Current liabilities	18.0
Long-term liabilities	13.7

If Carlisle Power Transmission had been included in the annual results of operations for 2001 and 2000, the unaudited pro-forma results for the Company would have been as follows (in millions except per share data):

	2001	2000
Sales	$1,971	$1,942
Net earnings	33	105
Earnings per share (diluted)	$1.07	$3.44

The Company also completed several other acquisitions in each of the last three years, all of which have been accounted for as purchases.  Results of operations for these acquisitions, which have been included in the consolidated financial statements since their respective acquisition dates, did not have a material effect on consolidated operating results of the Company in the years of the acquisition.  For those acquisitions completed during the year, the Company has tentatively considered the carrying value of the acquired assets to approximate their fair value, with all of the excess of those acquisition costs being attributable to goodwill.  The Company is in the process of fully evaluating the assets acquired and, as a result, the purchase price allocation among the tangible and intangible assets acquired and their useful lives may change.

Shareholders’ Equity

The Company has a Shareholders’ Rights Agreement that is designed to protect shareholder investment values.  A dividend distribution of one Preferred Stock Purchase Right (the “Rights”) for each outstanding share of the Company’s common stock was declared, payable to shareholders of record on March 3, 1989.  The Rights will become exercisable under certain circumstances, including the acquisition of 25% of the Company’s common stock, or 40% of the voting power, in which case all rights holders except the acquirer may purchase the Company’s common stock at a 50% discount.  If the Company is acquired in a merger or other business combination, and the Rights have not been redeemed, rights holders may purchase the acquirer’s shares at a 50% discount.  On August 7, 1996, the Company amended the Shareholders’ Rights Agreement to, among other things, extend the term of the Rights until August 6, 2006.

Common shareholders of record on May 30, 1986 are entitled to five votes per share.  Common stock acquired subsequent to that date entitles the holder to one vote per share until held four years, after which time the holder is entitled to five votes.

Employee Stock Options & Incentive Plan

The Company maintains an Executive Incentive Program (the “Program”) for executives and certain other employees of the Company and its operating divisions and subsidiaries.  The Program contains a plan, for those who are eligible, to receive cash bonuses and/or shares of restricted stock.  The Program also has a stock option plan available to certain employees.

At December 31, 2001, under the Company’s restricted stock plan, 30,226 nonvested shares were outstanding and 2,139,533 shares were available for issuance.

The activity under the stock option plan is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 1998	1,526,833	$23.32
Options granted	430,500	38.35
Options exercised	(40,316)	16.69
Outstanding at December 31, 1999	1,917,017	$26.84
Options granted	2,000	31.56
Options exercised	(367,407)	17.33
Options cancelled	(29,600)	23.84
Outstanding at December 31, 2000	1,522,010	$29.20
Options granted	178,500	39.01
Options exercised	(388,958)	16.57
Options cancelled	(20,000)	35.19

Outstanding at December 31, 2001	1,291,552	$34.27
Available for grant at December 31, 2001		875,782

The following tables summarize information about stock options outstanding as of December 31, 2001:

Options Outstanding:

Range of Exercise Prices	Number Outstanding at 12/31/01	Weighted Average Remaining Years	Weighted Average Exercise Price
$12.32-17.25	59,384	1.4	$14.03
17.32-19.63	45,000	3.2	18.09
19.88-29.50	377,332	4.6	24.81
32.75-48.38	809,836	7.5	41.06
	1,291,552

Options Exercisable:

Range of Exercise Prices	Number Exercisable at 12/31/01	Weighted Average Exercise Price
$12.32-17.25	59,384	$14.03
17.32-19.63	45,000	18.09
19.88-29.50	377,332	24.81
32.75-48.38	456,317	44.62
	938,033

At December 31, 2000, 1,192,177 options were exercisable at a weighted average price of $27.17.

The Company does not recognize compensation cost for its stock option plan.  If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date, the pro-forma effect on net earnings and earnings per share, in 2001, 2000 and 1999, would have been approximately $1.8 million or $.06 per share, $2.1 million or $.07 per share and $2.5 million or $.08 per share, respectively.  The pro-forma effect includes only the vested portion of options granted in and after 1995.  Options vest over a three-year period.  Compensation cost was estimated using the Black-Scholes model with the following assumptions: expected dividend yield of 2.30 percent in 2001, 2.22 percent in 2000 and 1.70 percent in 1999; an expected life of 7 years; expected volatility of 28.6 percent in 2001, 38.7 percent in 2000 and 33.2 percent in 1999; and risk-

free interest rate of 4.5 percent in 2002, 5.9 percent in 2000 and 5.5 percent in 1999.  The weighted-average fair value of those stock options granted in 2001, 2000 and 1999 was $12.37, $12.70 and $14.66, respectively.

Other Comprehensive Loss

The tables below present the pre-tax, tax and after tax components of other comprehensive loss for the three-year period ended December 31, 2001 (in thousands):

Year Ended December 31, 1999	Pre-tax Amount	Tax Benefit	After Tax Amount
Foreign currency translation	(188)	–	(188)
Other comprehensive loss	$(188)	$–	$(188)

Year Ended December 31, 2000
Foreign currency translation	(2,966)	–	(2,966)
Other comprehensive loss	$(2,966)	$–	$(2,966)

Year Ended December 31, 2001
Minimum pension liability	$(4,863)	$1,678	$(3,185)
Foreign currency translation	(1,891)	–	(1,891)
Loss on hedging activities	(253)	87	(166)
Other comprehensive loss	$(7,007)	$1,765	$(5,242)

Retirement Plans

The Company maintains defined benefit retirement plans for the majority of its employees.  Benefits are based primarily on years of service and earnings of the employee.  Plan assets consist primarily of publicly-listed common stocks and corporate bonds.

The change in projected benefit obligation:

	2001	2000
	In Thousands
Benefit obligation at beginning of year	$110,970	$108,125
Service cost	5,041	5,289
Interest cost	8,188	8,024
Amendments/obligations acquired	11,560	152
Actuarial gain (loss)	4,443	(802)
Benefits paid	(6,990)	(9,818)
Benefit obligation at end of year	$133,212	$110,970

The change in plan assets:

	2001	2000
	In Thousands
Fair value of plan assets at beginning of year	$113,309	$110,059
Actual return on plan assets	(12,429)	10,945
Company contributions	1,334	2,123
Acquisitions	10,321	–
Benefits paid	(6,990)	(9,818)
Fair value of plan assets at end of year	$105,545	$113,309

Reconciliation of the accrued benefit cost recognized in the financial statements:

	2001	2000
	In Thousands
Funded status	$(27,667)	$2,339
Unrecognized net actuarial gain (loss)	9,924	(16,944)
Unrecognized prior service cost	(2,561)	(2,871)
Unrecognized transition asset	(824)	(1,521)
Company contributions	83	–
Accrued benefit cost	$(21,045)	$(18,997)

Components of net periodic benefit cost at December 31:

	2001	2000	1999
	In Thousands
Service cost	$5,041	$5,289	$5,848
Interest cost	8,188	8,024	7,633
Expected return on plan assets	(9,775)	(9,379)	(8,689)
Net amortization and deferral	(907)	(712)	(393)
Net periodic benefit cost	$2,547	$3,222	$4,399

The projected benefit obligation was determined using an assumed discount rate of 7.25% in 2001 and 7.75% in 2000 and 1999.  The assumed rate of compensation increase was 4.00% in 2001 and 4.50% in 2000 and 1999; and the expected rate of return on plan assets was 9.00% in 2001 and 9.25% in 2000 and 1999.

The 2001 and 2000 pension plan disclosures were determined using a September 30 measurement date.  As of December 31, 2001, the Company has recorded an intangible asset of $1.7 million primarily for unamoritized prior service costs.

Additionally, the Company maintains a retirement savings plan covering substantially all employees other than those employees under collective bargaining agreements.  Plan expense was $5.6 million, $5.6 million and $4.9 million in 2001, 2000 and 1999, respectively.

The Company also has a limited number of unfunded post-retirement benefit programs for which the projected benefit obligation was determined using an assumed discount rate of 7.25% in 2001 and 7.75% in 2000 and 1999. The assumed rate of compensation increase was 4.00% in 2001 and 4.50% in 2000 and 1999.  The Company’s liability for post-retirement medical benefits is limited to a maximum obligation; therefore, the Company’s liability is not affected by an assumed health care cost trend rate.  Company contributions equaled benefits paid under the programs.  The increase in the benefit obligation is due primarily to the acquisition of Carlisle Power Transmission.  See Note — “Acquisitions.”  The Carlisle Power Transmission program is contributory with participants’ contributions adjusted annually.

The change in post-retirement medical projected benefit obligation:

	2001	2000
	In Thousands
Benefit obligation at beginning of year	$2,798	$2,605
Service cost	–	2
Interest cost	192	178
Acquisitions	9,015	–
Actuarial loss	115	600
Benefits paid	(682)	(587)
Benefit obligation at end of year	$11,438	$2,798

Reconciliation of the post-retirement medical accrued benefit cost recognized in the financial statements:

	2001	2000
	In Thousands
Funded status	$(11,438)	$(2,798)
Unrecognized net actuarial (gain) loss	(81)	298
Unrecognized transition obligation	2,427	2,647
Contributions	170	147
Prepaid (accrued) benefit cost	$(8,922)	$294

Income Taxes

The provision for income taxes was as follows:

	2001	2000	1999
	In Thousands
Currently (receivable) payable
Federal	$(4,042)	$37,884	$77,425
State, local and other	(338)	7,498	7,472
	$(4,380)	$45,382	$84,897
Deferred liability (benefit)
Federal	$16,118	$8,555	$(23,166)
State, local and other	1,346	748	(2,042)
	$17,464	$9,303	$(25,208)
Total provision	$13,084	$54,685	$59,689

Deferred tax assets (liabilities) are comprised of the following at December 31:

	2001	2000
	In Thousands
Product warranty	$18,094	$37,766
Inventory reserves	1,910	885
Doubtful receivables	1,811	1,410
Employee benefits	7,144	6,799
Other, net	10,090	15,343
Gross deferred assets	$39,049	$62,203
Depreciation	(28,387)	(32,452)
Amortization	(3,185)	(6,575)
Gross deferred liabilities	$(31,572)	$(39,027)
Net deferred tax assets	$7,477	$23,176

No valuation allowance is required for the deferred tax assets based on the Company’s past tax payments and estimated future taxable income.

A reconciliation of taxes computed at the statutory rate to the tax provision is as follows:

	2001	2000	1999
	In Thousands
Federal income taxes at statutory rate	$13,274	$52,803	$54,419
Benefit for export sales	(1,111)	(1,061)	(1,093)
State and local taxes, net of federal income tax benefit	912	5,082	5,576
Rate difference on foreign earnings	116	(678)	(822)
Other, net	(107)	(1,461)	1,609
	$13,084	$54,685	$59,689
Effective income tax rate	34.5%	36.2%	38.4%

Cash payments for income taxes were $12.4 million, $49.9 million and $84.9 million in 2001, 2000 and 1999, respectively.

The Company’s income before tax from domestic and foreign operations amounted to $34.3 million and $3.6 million, respectively, for the year ended December 31, 2001; $139.0 million and $11.9 million for 2000 and $150.2 million and $5.3 million for 1999.  The Company has not provided for U.S. taxes payable on accumulated undistributed foreign earnings of certain subsidiaries since these amounts are permanently reinvested. The amount of undistributed foreign earnings was $42.4 million in 2001, $33.5 million in 2000 and $23.5 million in 1999.

Commitments and Contingencies

The Company is obligated under various noncancelable operating leases for certain facilities and equipment.  Rent expense was  $15.4 million, $9.9 million, and $8.4 million, in 2001, 2000, and 1999, respectively.  Future minimum payments under various noncancelable operating leases in each of the next five years are approximately $16.3 million in 2002, $12.3 million in 2003, $10.2 million in 2004, $9.0 million in 2005 and $7.2 million in 2006.

The Company may be involved in various legal actions from time to time arising in the normal course of business.  In the opinion of management, there are no matters outstanding that would have a material adverse effect on the consolidated financial position or results of operations of the Company.

Operational Restructuring and Impairment of Assets

In 2001, the Company recorded a restructuring charge of $32.8 million ($21.5 million after-tax or $0.70 per share diluted).  This charge is primarily composed of costs to exit and realign under-performing facilities in the Automotive Components and Specialty Products segments.  Included in this total are facility closure costs and write-downs of property, plant and equipment, and goodwill of $24.6 million and severance and other costs of $8.2 million.  For facilities to be closed, the tangible assets to be disposed of were written down to their estimated fair value, less cost of disposal.  All intangible assets associated with the facility closures were evaluated and the carrying value of these assets, based upon expected future operating cash flows, was adjusted if necessary.  The restructuring initiative provides for a reduction of approximately 980 employees related to position eliminations from the facility closures and the realignment of operations.  As of December 31, 2001, the Company has terminated approximately 770 employees and paid approximately $4.5 million for involuntary termination benefits.  These payments have been charged against the restructuring liability established in the first quarter of 2001.  The Company anticipates that the remaining costs and actions required to exit and realign these operations will be completed by the end of the first quarter of 2002.

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

Divestiture of Business

In January 1999, the Company announced the reduction of its interest in its perishable cargo business, consisting of its container leasing joint venture and container manufacturing operations.  On January 28, 1999, the Company sold 85% of its interest in its leasing joint venture.  In connection with the reduction in the Company’s interest in the leasing joint venture, the Company suspended operations at its container manufacturing facility.  As a result, the Company recognized a pre-tax gain of $16.6 million in the first quarter of 1999, which is included in “Other income and expense, net.”  These operations are associated with the Company’s General Industry (All Other) segment.

On December 31, 2001, the Company sold its remaining interest in its leasing joint venture.  As a result, the Company recognized a pre-tax gain of $5.2 million, which is included in “Other income and expense, net.”

Segment Information

The Company’s reportable segments have been organized around differences in products and services, and operating segments have been aggregated.  The accounting policies of the segments are the same as those described in the summary of significant accounting policies.  The chief operating decision maker evaluates segment performance by earnings before interest and income taxes.  The Company’s operations are reported in the following segments:

Construction Materials—the principal products of this segment are rubber, plastic and FleeceBACK(TM) sheeting used predominantly on non-residential flat roofs and related roofing accessories, including flashings, fasteners, sealing tapes, coatings and waterproofings.  The markets served include new construction, re-roofing and maintenance of low sloped roofs, water containment, HVAC sealants, and coatings and waterproofings.

Industrial Components—the principal products of this segment are small bias-ply rubber tires, stamped and roll-formed wheels, transmission belts and accessories.  Customers include golf cart manufacturers, power equipment manufacturers and boat and utility trailer manufacturers.

Specialty Products—the principal products of this segment are heavy-duty friction and braking systems for truck and off-highway equipment.  Customers include truck OEMs, heavy equipment and truck dealers and aftermarket distributors.

Automotive Components—the principal products of this segment are highly engineered rubber and plastic components for Tier I suppliers and other manufacturers in the automotive market.

Transportation Products—the principal products of this segment are specialty trailers and standard and custom-built high payload trailers and dump bodies.  Customers include heavy equipment and truck dealers and commercial haulers.

General Industry (All Other)—the principal products of this segment include high grade aerospace wire, specialty electronic cable, cable assemblies interconnects, commercial and institutional plastic foodservice permanentware and catering equipment, fiberglass and composite material trays and dishes, commercial cookware and servingware, ceramic tableware, specialty rubber and plastic cleaning brushes, stainless steel processing and containment equipment and their related process control systems, and refrigerated fiberglass truck bodies. Customers include aerospace OEMs, electronic and communications equipment manufacturers, foodservice distributors, restaurants, food, dairy, beverage and pharmaceutical processors and distributors.

Corporate—includes general corporate expenses.  Corporate assets consist primarily of cash and cash equivalents, facilities, and other invested assets.

Geographic Area Information—sales are attributable to the United States and to all foreign countries based on customer location.  Sales to foreign customers were $217.0 million, $148.6 million and $156.1 million for the years ended December 31 2001, 2000 and 1999, respectively.  Long-lived assets, comprised of net property, plant and equipment, goodwill and other intangible assets, investments and other long-term assets, located in foreign countries were $147.0 million, $113.8 million and $20.4 million at December 31, 2001, 2000 and 1999, respectively.

Financial information for operations by reportable business segment is included in the following summary:

Segment Financial Data

	Sales	Earnings Before Interest & Income taxes	Assets	Depreciation And Amortization	Capital Spending
		In Thousands
2001
Construction Materials	$464,932	$60,159	$205,979	$8,415	17,273
Industrial Components	476,310	29,214	488,301	16,054	78,049
Specialty Products	115,771	5,747	81,116	5,877	9,698
Automotive Components	251,963	10,526	120,451	10,193	3,620
Transportation Products	120,284	1,633	66,977	3,460	1,601
General Industry (All other)	420,217	10,193	357,010	18,439	12,014
Corporate	–	(50,427)	78,153	1,522	2,270
	$1,849,477	$67,045	$1,397,987	$63,960	$64,525

2000
Construction Materials	$407,038	$57,528	$258,558	$7,661	$10,968
Industrial Components	441,186	58,661	358,944	14,553	17,201
Specialty Products	128,661	13,896	76,690	5,686	3,292
Automotive Components	342,355	21,396	139,225	12,048	8,649
Transportation Products	129,604	8,794	81,152	3,185	3,731
General Industry (All other)	362,223	31,821	315,377	15,729	15,231
Corporate	–	(13,213)	75,733	1,287	347
	$1,771,067	$178,883	$1,305,879	$59,549	$59,419

1999
Construction Materials	$405,387	$58,195	$229,905	$7,149	9,045
Industrial Components	350,576	49,296	220,505	9,226	10,725
Specially Products	128,152	12,807	77,400	5,618	3,602
Automotive Components	314,245	21,212	209,654	10,875	10,040
Transportation Products	137,225	14,086	$69,411	2,888	1,596
General Industry (All other)	275,671	30,241	228,518	10,855	12,443
Corporate	–	(11,200)	45,269	803	388
	$1,611,256	$174,637	$1,080,662	$47,414	$47,839

Quarterly Financial Data

Unaudited

2001	First	Second	Third	Fourth	Year
	In thousands except per share data
Net sales	$463,158	490,433	462,388	433,498	$1,849,477
Gross margin*	$79,729	90,644	83,842	67,642	$321,857
Operating expenses**	$55,516	56,989	58,711	53,211	$224,427
Net earnings (loss)	$(10,189)	16,592	10,868	7,570	$24,841
Basic earnings (loss) per share	$(0.34)	0.55	0.36	0.25	$0.82
Diluted earnings (loss) per share	$(0.33)	0.54	0.36	0.25	$0.82
Dividends per share	$0.20	0.20	0.21	0.21	$0.82
Stock price:
High	$43.69	39.99	37.06	37.84
Low	$31.10	32.20	26.40	27.70

2000
Net sales	$434,018	479,430	444,368	413,251	$1,771,067
Gross margin	$97,491	107,536	95,801	67,556	$368,384
Operating expenses	$53,014	50,602	46,735	42,596	$192,947
Net earnings	$25,459	31,940	28,210	10,571	$96,180
Basic earnings per share	$0.84	1.06	0.93	0.35	$3.18
Diluted earnings per share	$0.83	1.04	0.92	0.35	$3.14
Dividends per share	$0.18	0.18	0.20	0.20	$0.76
Stock price:
High	$40.44	49.75	49.44	44.63
Low	$31.19	38.88	40.13	36.81

* Previously reported first quarter results of operations included a $37.7 million pre-tax restructuring charge.  This charge has been revised to $32.8 to reflect a reclassification of $4.9 million of inventory write-downs to cost of sales. This reclassification has no effect on net income.

** Excludes a first quarter $32.8 million pre-tax restructuring charge

Report of Independent Public Accountants

To Carlisle Companies Incorporated:

We have audited the accompanying consolidated balance sheets of Carlisle Companies Incorporated (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of earnings, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Carlisle Companies Incorporated as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/	Arthur Andersen LLP

New York, New York

January 31, 2002

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

Name	Age	Positions With Company	Period of Service

Stephen P. Munn	59	Chairman of the Board since January, 1994; and Chief Executive Officer from September,1988 to February, 2001.	September, 1988 to date

Richmond D. McKinnish	52

Chief Executive Officer since
February, 2001; President, since
March, 2000; Executive Vice
President from March, 1999 to
March 2000; and President of
Carlisle Tire & Wheel Company
from January, 1991 to March,
1999.

			August, 1974 to date

Dennis J. Hall(1)	60	Vice Chairman from March 1999; and President from February, 1995 to March, 1999.	August, 1989 to January 15, 2002

Kirk F. Vincent	53

Vice President and Chief
Financial Officer since August, 2001. Formerly employed by
J&L Specialty Steel, Inc., a
stainless steel provider, as
Executive Vice President —
Finance & Administration and
Chief Financial Officer from
March, 1998 to August, 2001
and Vice President — Finance
and Law from December, 1991
to March, 1998.

			August, 2001 to date

Scott C. Selbach	46	Vice President, Corporate Development since August, 1997; and Vice President, Europe from August, 1995 to August, 1997.	July, 1989 to date

Steven J. Ford	42	Vice President, Secretary and General Counsel since July, 1995.	July, 1995 to date

(1) Mr. Hall retired from the Company on January 15, 2002.

The officers have been elected to serve at the pleasure of the Board of Directors of the Company.  There are no family relationships between any of the above officers, and there is no arrangement or understanding between any officer and any other person pursuant to which he was selected an officer.

Information required by Item 10 with respect to directors of the Company is incorporated by reference to the Company’s definitive proxy statement filed with the Securities and Exchange Commission on March 21, 2002.

Item 11.                                                    Executive Compensation.

Information required by Item 11 is incorporated by reference to the Company’s definitive proxy statement filed with the Securities and Exchange Commission on March 21, 2002.

Item 12.                                                    Security Ownership of Certain Beneficial Owners and Management.

Information required by Item 12 is incorporated by reference to the Company’s definitive proxy statement filed with the Securities and Exchange Commission on March 21, 2002.

Item 13.  Certain Relationships and Related Transactions.

Not applicable.

Part IV

Item 14.                                                  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

Financial statements required by Item 8 are as follows:

Consolidated Statements of Earnings, years ended December 31, 2001, 2000 and 1999

Consolidated Statements of Shareholders’ Equity, years ended December 31, 2001, 2000 and 1999

Consolidated Balance Sheets, December 31, 2001 and 2000

Consolidated Statements of Cash Flows, years ended December 31, 2001, 2000 and 1999

Notes to Consolidated Financial Statements

Financial Statement Schedules

                Schedule II — Valuation and Qualifying Accounts

Exhibits applicable to the filing of this report are as follows:

(3)	By-laws of the Company. (a)
(3.1)	Restated Certificate of Incorporation as amended April 22, 1991. (d)
(3.2)	Certificate of Amendment of the Restated Certificate of Incorporation dated

December 20, 1996. (f)
(3.3)	Certificate of Amendment of the Restated Certificate of Incorporation dated April 29, 1999. (i)
(4)	Shareholders’ Rights Agreement, February 8, 1989. (a)
(4.1)	Amendment to Shareholders’ Rights Agreement, dated August 7, 1996. (e)
(4.2)	Trust Indenture. (g)
(10.1)	Executive Incentive Program. (b)
(10.2)	Amendment to Executive Incentive Program. (h)
(10.3)

Representative copy of Executive Severance Agreement, dated December 19, 1990, between the Company and certain individuals, including the five most highly compensated executive officers of the Company. (c)

(10.4)	Summary Plan Description of Carlisle Companies Incorporated Director Retirement Program, effective November 6, 1991. (c)
(10.5)	Nonemployee Director Stock Option Plan (i)
(10.6)	Amended and Restated Non-Employee Director Stock Option Plan
(12)	Ratio of Earnings to Fixed Charges.
(21)	Subsidiaries of the Registrant.
(23)	Consent of Independent Public Accountants.
(99)	Correspondence to Commission concerning Arthur Andersen LLP representations.
(a)	Filed as an Exhibit to the Company’s annual report on Form 10-K for the year ended December 31, 1988 and incorporated herein by reference.
(b)	Filed with the Company’s definitive proxy statement dated March 9, 1994 and incorporated herein by reference.
(c)	Filed as an Exhibit to the Company’s annual report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.
(d)	Filed as an Exhibit to the Company’s annual report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference.
(e)	Filed as an Exhibit to Form 8-A/A filed on August 9, 1996 and incorporated herein by reference.
(f)	Filed as an Exhibit to the Company’s annual report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.
(g)	Filed as an Exhibit to the Company’s registration statement on Form S-3 (No. 333-16785) and incorporated herein by reference.
(h)	Filed with the Company’s definitive proxy statement dated March 9, 1998 and incorporated herein by reference.
(i)	Filed as an Exhibit to the Company’s annual report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

No reports on Form 8-K were filed during the last quarter of the period covered by this report.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Carlisle Companies Incorporated

/s/	Kirk F. Vincent

By:	Kirk F. Vincent, Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/	Richmond D. McKinnish	/s/	Donald G. Calder

Richmond D. McKinnish, President, Chief Executive Officer and a Director		Donald G. Calder, Director
(Principal Executive Officer)		/s/	Peter L.A. Jamieson

Peter L.A. Jamieson, Director

/s/	Kirk F. Vincent
		/s/	George F. Ohrstrom

Kirk F. Vincent, Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)		George F. Ohrstrom, Director
		/s/	Anthony W. Ruggiero

/s/	Stephen P. Munn	Anthony W. Ruggiero, Director

Stephen P. Munn, Chairman of the Board of Directors
		/s/	Robin W. Sternbergh

Robin W. Sternbergh, Director

March 21, 2002
		/s/	Magalen C. Webert

Magalen C. Webert, Director

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

ALLOWANCE FOR DOUBTFUL ACCOUNTS

(Dollars in thousands)

Column A	Column B	Column C Additions		Column D	Column E
Fiscal Year	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts(1)	Deductions (2)	Balance at End of Year

1999	$4,864	$953	$9	$(863)	$4,963
2000	$4,963	$2,018	$454	$(1,747)	$5,688
2001	$5,688	$2,729	$3,143	$(2,230)	$9,330

(1) Primarily relates to acquisitions

(2) Accounts written off, net of recoveries

Report of Independent Public Accountants on Schedule II

To Carlisle Companies Incorporated:

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Carlisle Companies Incorporated included in this Form 10-K, and have issued our report thereon dated January 31, 2002.  Our audits were made for the purpose of forming an opinion on those financial statements taken as a whole.  The schedule listed in Item 14 of this Form 10-K is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements.  This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statement and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/	Arthur Andersen LLP

New York, New York

January 31, 2002

CARLISLE COMPANIES INCORPORATED

COMMISSION FILE NUMBER 1-9278

FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2001

EXHIBIT LIST

(10.6)                      Amended and Restated Non-Employee Director Stock Option Plan

(12)                         Ratio of Earnings to Fixed Charges

(21)                         Subsidiaries of the Registrant

(23)                         Consent of Independent Public Accountants

(99)                         Correspondence to Commission concerning Arthur Andersen LLP representations