Form 10-Q
period 2002-03-31
CARLISLE COMPANIES INC
filed 2002-05-02
CIK 790051

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number 1-9278

CARLISLE COMPANIES INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	31-1168055 (I.R.S. Employer Identification No.)
13925 Ballantyne Corporate Place, Suite 400, Charlotte, NC 28277 (Address of principal executive office, including zip code)	704-501-1100 (Telephone Number)

        Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Shares of common stock outstanding at May 1, 2002    30,362,498

Carlisle Companies Incorporated and Subsidiaries
Condensed Consolidated Statements of Earnings and Comprehensive Income
Three Months Ended March 31, 2002 and 2001
(dollars in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2002	2001
Net sales	$455,101	$463,158
Cost and expenses:
Cost of goods sold	371,720	383,429
Selling and administrative expenses	51,844	51,512
Research and development expenses	5,160	4,004
Restructuring charges	—	32,811
Other (income) and expense, net	1,639	(842)

Earnings before interest and income taxes	24,738	(7,756)
Interest expense, net	5,149	8,214

Earnings before income taxes	19,589	(15,970)
Income taxes	6,758	(5,781)

Net earnings	$12,831	$(10,189)

Other comprehensive income (loss)
Foreign currency translation	(1,373)	(3,112)
Gain on hedging activities, net of tax of $132	251	—

Other comprehensive loss	(1,122)	(3,112)

Comprehensive income (loss)	$11,709	$(13,301)

Average shares outstanding—basic	30,292	30,258
Basic earnings per share	$0.42	$(0.34)

Average shares outstanding—diluted	30,434	30,258
Diluted earnings per share	$0.42	$(0.34)

Dividends declared and paid per share	$0.21	$0.20

See accompanying notes to interim financial statements.

Carlisle Companies Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets
March 31, 2002 and December 31, 2001
(Dollars in thousands)

	March 31, 2002	Dec. 31, 2001
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,289	$15,606
Receivables, less allowances of $9,984 in 2002 and $9,330 in 2001	244,453	181,570
Inventories	246,952	246,173
Deferred income taxes	21,177	21,093
Prepaid expenses and other current assets	52,894	88,830

Total current assets	568,765	553,272

Property, plant and equipment, net	451,931	447,660

Other assets:
Patents, goodwill and other intangible assets, net	340,831	336,814
Investments and advances to affiliates	56,345	56,671
Receivables and other assets	2,322	3,935

Total other assets	399,498	397,420

	$1,420,194	$1,398,352

Liabilities and Shareholders' Equity Current liabilities:
Short-term debt, including current maturities	$28,748	$17,688
Accounts payable	141,484	137,098
Deferred revenue	19,487	19,280
Accrued expenses	99,837	100,078

Total current liabilities	289,556	274,144

Long-term liabilities:
Long-term debt	464,121	461,379
Deferred revenue	68,270	67,477
Other liabilities	50,680	55,068

Total long-term liabilities	583,071	583,924

Commitments and contingencies Shareholders' equity:
Preferred stock, $1 par value. Authorized and unissued 5,000,000 shares Common stock, $1 par value. Authorized 100,000,000 shares; 39,330,624 shares issued; 30,348,348 outstanding in 2002 and 30,263,084 outstanding in 2001	39,331	39,331
Additional paid-in capital	18,465	17,575
Accumulated other comprehensive loss	(11,031)	(9,866)
Retained earnings	625,026	618,553
Cost of shares in treasury—8,982,276 shares in 2002 and 9,067,540 shares in 2001	(124,224)	(125,309)

Total shareholders' equity	547,567	540,284

	$1,420,194	$1,398,352

See accompanying notes to interim financial statements.

Carlisle Companies Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Three Months ended March 31, 2002 and 2001
(Dollars in thousands)
(unaudited)

	March 31,
	2002	2001
Operating activities
Net earnings	$12,831	$(10,189)
Reconciliation of net earnings to cash flows:
Depreciation	14,986	14,276
Amortization	420	3,820
Restructuring charge	—	24,650
Loss on sales of property and equipment	(27)	—
Changes in assets and liabilities, excluding effects of acquisitions and divestitures:
Current and long-term receivables	(33,031)	(37,870)
Inventories	2,374	9,732
Accounts payable and accrued expenses	(9,825)	16,456
Prepaid, deferred and current income taxes	7,550	3,324
Long-term liabilities	793	(1,525)
Other	(1,612)	(3,733)

Net cash (used in) provided by operating activities	(5,541)	18,941

Investing activities
Capital expenditures	(10,757)	(21,015)
Acquisitions, net of cash	(1,026)	(37,935)
Proceeds from sale of property, equipment and business	47	6,374
Other	(1,093)	(3,219)

Net cash used in investing activities	(12,829)	(55,795)

Financing activities
Net change in short-term borrowings and revolving credit lines	10,848	44,962
Reductions of long-term debt	(412)	(1,024)
Dividends	(6,358)	(6,047)
Treasury shares and stock options, net	1,975	(677)

Net cash provided by financing activities	6,053	37,214

Change in cash and cash equivalents	(12,317)	360
Cash and cash equivalents
Beginning of period	15,606	8,967

End of period	$3,289	$9,327

See accompanying notes to interim financial statements.

Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2002 and 2001

(1)
The accompanying unaudited condensed consolidated financial statements include the accounts of Carlisle Companies Incorporated and its wholly-owned subsidiaries (together, the "Company"). Intercompany transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with Article 10-01 of Regulation S-X of the Securities and Exchange Commission and, as such, do not include all information required by generally accepted accounting principles. However, in the opinion of the Company, these financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial statements for the interim period presented herein. Results of operations for the three months ended March 31, 2002 are not necessarily indicative of the operating results for the full year.

  While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's 2001 Annual Report to Shareholders and 2001 Form 10-K.

  Certain reclassifications have been made to prior year's information to conform to the current year's presentation.

(2)
Beginning January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". Under the provisions of this pronouncement, the Company is no longer amortizing goodwill or other intangible assets with indefinite lives, but such assets will be subject to periodic testing of impairment. The initial impairment test of these assets will be completed by June 30, 2002 in accordance with the pronouncement. Adjusting the operating results for the three months ended March 31, 2001 would have resulted in an adjusted net loss of $8.1 million or $0.27 per diluted share. A reconciliation of net earnings to adjusted net earnings and per share impacts is as follows:

	Three months ended
	March 31, 2002	March 31, 2001
	(In thousands except per share amounts)
Reported net earnings (loss)	$12,831	$(10,189)
Goodwill amortization, net of tax	—	2,091

Adjusted net earnings (loss)	$12,831	$(8,098)

Basic earnings per share
Reported net earnings (loss)	$0.42	$(0.34)
Goodwill amortization	—	0.07

Adjusted net earnings (loss)	$0.42	$(0.27)

Diluted earnings per share
Reported net earnings (loss)	$0.42	$(0.34)
Goodwill amortization	—	0.07

Adjusted net earnings (loss)	$0.42	$(0.27)

(3)
The components of inventories are as follows:

	March 31, 2002	Dec. 31, 2001
	(In thousands)
First-in, first-out (FIFO) costs:
Finished goods	$160,703	$161,719
Work in process	26,577	24,909
Raw materials	75,378	75,376

	262,658	262,004
Excess FIFO cost over LIFO value	(15,706)	(15,831)

	$246,952	$246,173

(4)
On February 25, 2002, the Company purchased the remaining interest in an unconsolidated investment. Results of operations for this acquisition, which have been included in the consolidated financial statements since the acquisition date, did not have a material effect on consolidated results of the Company. The Company has initially considered the carrying value of the acquired net assets to approximate their fair value, with the $4 million excess of the acquisition costs being attributable to goodwill. The Company is in process of fully evaluating the assets acquired and, as a result, the purchase price allocation among the tangible and intangible assets acquired and their useful lives may change.

(5)
In the first quarter of 2001, the Company recorded a restructuring charge of $32.8 million ($20.9 million after-tax or $0.69 per share diluted). This charge is primarily composed of costs to exit and realign under-performing facilities in the Automotive Components and Specialty Products segments. Included in this total are facility closure costs and write-downs of property, plant and equipment, and goodwill of $24.6 million and severance and other costs of $8.2 million. For facilities to be closed, the tangible assets to be disposed of were written down to their estimated fair value, less cost of disposal. All intangible assets associated with the facility closures were evaluated and the carrying value of these assets, based upon expected future operating cash flows, was adjusted if necessary. The restructuring initiative provides for a reduction of approximately 980 employees related to position eliminations from the facility closures and the realignment of operations. As of March 31, 2002, the Company has terminated approximately 900 employees and paid approximately $5.8 million for involuntary termination benefits. These payments have been charged against the restructuring liability established in the first quarter of 2001.

(6)
Effective January 1, 2002, the Company adopted SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." The adoption did not have a material impact on its statements of earnings and financial position.

(7)
Financial information for operations by reportable business segment is included in the following summary:

March 2002—YTD
Segment Information Table

	Sales	EBIT	Assets
	(In thousands)
Construction materials	$84,941	$7,792	$239,865
Industrial components	158,463	16,758	508,422
Specialty products	25,943	(117)	77,658
Automotive components	62,796	4,137	129,461
Transportation products	27,560	239	72,712
General Industry (All other)	95,398	849	342,638
Corporate	—	(4,920)	49,438

	$455,101	$24,738	$1,420,194

March 2001—YTD
Segment Information Table

	Sales	EBIT	Assets
	(In thousands)
Construction materials	$91,818	$8,939	$273,606
Industrial components	138,299	16,672	388,084
Specialty products	30,133	477	74,997
Automotive components	68,843	2,497	123,648
Transportation products	29,403	5	81,047
General Industry (All other)	104,662	557	381,797
Corporate*	—	(36,903)	45,696

	$463,158	$(7,756)	$1,368,875

*
Previously reported first quarter 2001 results of operations included a $37.7 million charge, which has been revised to $32.8 to reflect a reclassification of $4.9 million of inventory write-downs to cost of sales. This reclassification had no effect on net income. See Note 5 in the Notes to Condensed Consolidated Financial Statements.

Management's Discussion and Analysis of
Financial Condition and Results of Operations

        The Company reported first quarter sales of $455.1 million, down 2% from $463.2 million in 2001. Net earnings were $12.8 million or $0.42 per share (diluted), compared to the first quarter 2001 net loss of $10.2 million or $0.34 per share (diluted). The first quarter 2001 net loss included a $20.9 million after-tax restructuring charge. After factoring out the effect of the restructuring charge, net earnings from operations were $10.7 million or $0.35 per share (diluted) in the first quarter 2001.

        In accordance with SFAS 142, goodwill and indefinite-lived intangible assets are no longer amortized but will be assessed for impairment on at least an annual basis. The initial impairment test of these assets will be completed by June 30, 2002. This change resulted in a $2.1 million or $0.07 per share positive impact to the first quarter 2002 net earnings as compared to the same period in 2001. The impact on Earnings Before Interest and Taxes (EBIT) by segment is as follows: Construction Materials, $0.2 million; Industrial Components, $0.7 million; Specialty Products, $0.1 million; Automotive Components, $0.5 million; Transportation Products, $0.4 million; General Industry, $2.1 million; and Corporate, $(0.7) million.

        Acquisitions completed in the last twelve months contributed $38.6 million of sales growth and $2.9 million of operating earnings to the first quarter 2002 results.

Construction Materials

        Construction Materials sales of $84.9 million decreased 8% from $91.8 million realized in the first quarter 2001. Sales of thermoplastic polyolefin (TPO) roofing membrane and accessories, residential, and specialty products showed improvement to last year, but did not offset lower sales of EPDM rubber membrane and accessories, caused in part by a nationwide reduction in commercial construction, and lower sales of insulation products. First quarter segment earnings of $7.8 million were 13% below the $8.9 million earned in 2001 due to the decline in sales volume and lower earnings at a joint venture in Europe.

Industrial Components

        Industrial Components sales of $158.5 million increased 15% from the first quarter 2001 sales of $138.3 million primarily as the result of the August 2001 acquisition of Dayco Industrial Power Transmission, renamed Carlisle Power Transmission. The depressed lawn and garden market conditions experienced in 2001 continued into the first quarter of 2002 and adversely affected Carlisle Tire & Wheel Company as customers remained reluctant to build inventories in advance of consumer demand. Segment earnings of $16.8 million in the first quarter were slightly above the $16.7 million realized in the first quarter 2001, as the earnings generated at Carlisle Power Transmission offset the lower earnings at Carlisle Tire & Wheel Company.

Specialty Products

        Specialty Products sales were $25.9 million, a decline of 14% from $30.1 million realized in the first quarter 2001. Sales at Motion Control Industries were less than a year ago as new truck and trailer build rates remain well below last year's level and replacement sales are down as the result of lower "Ton Miles Driven". Carlisle Industrial Brake & Friction sales in the first quarter were 21% less than a year ago on lower sales into the construction equipment and industrial brake and friction markets in North America and Europe. The $.1 million loss in segment earnings in the first quarter 2002 is primarily the result of lower sales volume at both Motion Control and Carlisle Industrial Brake & Friction and start-up costs of new production facilities at Motion Control.

Automotive Components

        Automotive Components sales of $62.8 million in the first quarter were 9% below the first quarter 2001 sales of $68.8 million, with segment earnings of $4.1 million representing a 66% increase to $2.5 million earned in 2001. The decrease in sales is consistent with new vehicle build rates, which were 5% below the first quarter 2001, and Carlisle Engineered Products' decision to exit certain lower margin rubber and small thermoset and thermoplastic products. The improvement in segment earnings is attributable to cost improvement initiatives that have significantly lowered manufacturing and administrative costs.

Transportation Products

        Transportation Products sales of $27.6 million were 6% below last year's first quarter sales of $29.4 million. Lower sales were experienced in most product lines, including construction and specialized trailers, commercial trailers, material hauling, and tank trailers. Higher sales of pneumatic and service parts partially offset the noted decreases. Segment earnings of $.2 million were above the breakeven level realized a year ago due to cost reduction programs put in place during 2001.

General Industry (All Other)

        General Industry sales of $95.4 million were 9% below the first quarter 2001 sales of $104.7 million, primarily as a result of lower sales at Tensolite. Tensolite's sales were 30% lower than a year ago due to a significant decline in the telecommunications, specialty electronics, and commercial airline markets. Carlisle Systems & Equipment sales were slightly less than in the first quarter 2001. An improvement in sales and earnings at Johnson Truck Bodies is the result of aggressive cost cutting and the introduction of new products. Carlisle FoodService sales were 3% below the first quarter 2001 due to reduced business and winter vacation travel, careful inventory management by customers, and fewer new store openings by various customers. First quarter segment earnings of $.8 million were above $.6 million in 2001 and are primarily associated with earnings performance at Carlisle FoodService.

Liquidity and Capital Resources

        Net cash used in operating activities in the first quarter 2002 was $5.5 million compared with net cash provided by operating activities of $18.9 million in the first quarter 2001. This decrease was primarily due to a $62.9 million increase in accounts receivable from the end of 2001. The accounts receivable increase was caused by an increase in sales volume from the fourth quarter 2001 and extended payment terms offered by various Carlisle operations. Carlisle remains focused on strong working capital management as evidenced by the $50.9 million (excluding acquisitions) reduction in inventories when comparing the first quarter 2002 inventory balance with the first quarter 2001. Cash used in investing activities was $12.8 million in the first quarter 2002 compared with $55.8 million in the first quarter 2001. This reduction reflects the decrease in acquisition activity, and the Company's objectives to reduce capital spending which was $10.8 million for the first quarter 2002, nearly half of the first quarter 2001 spending of $21.0 million. Net cash provided by financing activities was $6.0 million and $37.2 million in the first quarter 2002 and the first quarter 2001, respectively. This decrease represents reduced borrowings resulting from lower capital expenditures and acquisition activity.

        Carlisle maintains a $375 million revolving credit facility, which had availability of $190 million at March 31, 2002. The Company also maintains with various financial institutions $85 million of uncommitted lines of credit and a $20 million committed line of credit. As of March 31, 2002, $83.9 million was available under these lines. At March 31, 2002, the Company's $100.0 million securitization program was utilized for the amount of eligible trade receivables at $49.7 million.

        Through the use of interest rate swaps agreements and the securitization program, interest expense of $6.0 million in the first quarter 2002 was 34% below $9.1 million in the first quarter 2001.

        Carlisle believes that its operating cash flows, credit facilities, accounts receivable securitization program, lines of credit and leasing programs provide adequate liquidity and capital resources to fund ongoing operations, expand existing lines of business and make strategic acquisitions. However, the ability to maintain existing credit facilities and access the capital markets can be impacted by economic conditions outside the Company's control. The cost to borrow and capital market access can be impacted by debt ratings assigned by independent rating agencies, based on certain credit measures such as interest coverage, funds from operations and various leverage ratios.

Market Risk

        Carlisle is exposed to the impact of foreign currency fluctuations and changes in interest rates and market values of its debt instruments. It is the Company's objective to manage this exposure to reduce volatility of cash flows, impact on earnings and to lower its cost of capital. The Company's international operations are exposed to translation risk when the local currency financial statements are translated to U.S. dollars. Carlisle monitors this risk, but currency hedges have not been executed, as this valuation risk is considered minimal.

Backlog

        The March 31, 2002 backlog of $270 million was less than the March 31, 2001 backlog of $300 million and is below the December 31, 2001 level of $288 million. Most of the decrease is associated with lower backlog positions in the General Industry segment at Tensolite and Carlisle Systems & Equipment.

Restructuring Update

        In the first quarter of 2001, the Company recorded a $20.9 million after tax, or $0.69 per share, restructuring charge to earnings. The charge was primarily composed of costs related to exiting and realigning facilities in the Automotive Components and Specialty Products segments. Approximately $15.7 million after-tax of the total charge was related to machinery, equipment, and goodwill write-offs. The remainder represented anticipated cash expenses from involuntary employee terminations and other restructuring costs. As of March 31, 2002, the Company has terminated approximately 900 employees and paid approximately $5.8 million pre-tax for involuntary termination benefits. These payments have been charged against the restructuring liability established in the first quarter 2001.

Outlook

        The severe market conditions experienced at many Carlisle operations over the last several quarters appears to have bottomed out and we are positioned to take advantage of the expected upturn in economic conditions. The Company's major focuses are centered on the introduction of new products, reduction in expenses through stringent cost reduction programs, and improved cash flow.

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

Carlisle Companies Incorporated
Date May 1, 2002	By:	/s/ KIRK F. VINCENT Kirk F. Vincent
Vice President and Chief Financial Officer

QuickLinks

Carlisle Companies Incorporated and Subsidiaries Condensed Consolidated Statements of Earnings and Comprehensive Income Three Months Ended March 31, 2002 and 2001 (dollars in thousands, except per share amounts) (unaudited)
Carlisle Companies Incorporated and Subsidiaries Condensed Consolidated Balance Sheets March 31, 2002 and December 31, 2001 (Dollars in thousands)
Carlisle Companies Incorporated and Subsidiaries Condensed Consolidated Statements of Cash Flows Three Months ended March 31, 2002 and 2001 (Dollars in thousands) (unaudited)
Notes to Condensed Consolidated Financial Statements Three Months Ended March 31, 2002 and 2001
Management's Discussion and Analysis of Financial Condition and Results of Operations
PART II. OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURE