Form 10-Q
period 2002-06-30
CARLISLE COMPANIES INC
filed 2002-08-12
CIK 790051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM               TO               .

Commission file number 1-9278

CARLISLE COMPANIES INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	31-1168055
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

13925 Ballantyne Corporate Place, Suite 400, Charlotte, NC 28277	704-501-1100
(Address of principal executive office, including zip code)	(Telephone Number)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No ☐

Shares of common stock outstanding at August 1, 2002: 30,409,877

Carlisle Companies Incorporated and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Income

Three and Six Months ended June 30, 2002 and 2001

(dollars in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net sales	$552,283	$490,433	$1,007,383	$953,591

Cost and expenses:
Cost of goods sold	451,011	402,091	822,731	785,520
Selling and administrative expenses	53,577	50,220	105,421	101,733
Research and development expenses	5,290	4,467	10,449	8,472
Restructuring charges	—	—	—	32,811
Other (income) and expense, net	536	(246)	2,173	(1,090)
Earnings before interest and income taxes	41,869	33,901	66,609	26,145

Interest expense, net	4,096	7,898	9,244	16,112
Earnings before income taxes	37,773	26,003	57,365	10,033

Income taxes	13,032	9,411	19,791	3,630
Net earnings	$24,741	$16,592	$37,574	$6,403

Other comprehensive income (loss)				)
Foreign currency translation	6,869	(691)	5,496	(3,803
Loss on hedging activities, net of tax	(825)	—	(574)	—
Other comprehensive income (loss)	6,044	(691)	4,922	(3,803)
Comprehensive income	$30,785	$15,901	$42,495	$2,600

Average shares outstanding - basic	30,380	30,262	30,337	30,259
Basic earnings per share	$0.81	$0.55	$1.24	$0.21

Average shares outstanding - diluted	30,521	30,494	30,483	30,499
Diluted earnings per share	$0.81	$0.54	$1.23	$0.21

Dividends declared and paid per share	$0.21	$0.20	$0.42	$0.40

See accompanying notes to interim financial statements.

Carlisle Companies Incorporated and Subsidiaries

Condensed Consolidated Balance Sheets

June 30, 2002 and December 31, 2001

(Dollars in thousands)

	June 30, 2002	Dec. 31, 2001
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,631	$15,606
Receivables, less allowances of $9,978 in 2002 and $9,330 in 2001	251,766	181,570
Inventories	240,191	246,173
Deferred income taxes	21,918	21,093
Prepaid expenses and other current assets	61,962	88,830
Total current assets	579,468	553,272

Property, plant and equipment, net	442,630	447,660
Other assets:
Patents, goodwill and other intangible assets, net	349,381	336,814
Investments and advances to affiliates	57,790	56,671
Receivables and other assets	11,954	3,935
Total other assets	419,125	397,420
	$1,441,223	$1,398,352
Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt, including current maturities	$149,881	$17,688
Accounts payable	149,937	137,098
Deferred revenue	15,837	15,065
Accrued expenses	137,284	102,256
Total current liabilities	452,939	272,107

Long-term liabilities:
Long-term debt	287,184	461,379
Deferred revenue	65,802	65,480
Other liabilities	62,351	59,102
Total long-term liabilities	415,337	585,961

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $1 par value. Authorized and unissued 5,000,000 shares
Common stock, $1 par value. Authorized 100,000,000 shares; 39,330,624 shares issued; 30,408,277 outstanding in 2002 and 30,263,084 outstanding in 2001	39,331	39,331
Additional paid-in capital	18,742	17,575
Accumulated other comprehensive loss	(4,987)	(9,866)
Retained earnings	643,384	618,553
Cost of shares in treasury - 8,922,347 shares in 2002 and 9,067,540 shares in 2001	(123,523)	(125,309)
Total shareholders’ equity	572,947	540,284
	$1,441,223	$1,398,352

See accompanying notes to interim financial statements.

Carlisle Companies Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Six Months ended June 30, 2002 and 2001

(Dollars in thousands)

(unaudited)

	June 30,
	2002	2001
Operating activities
Net earnings	$37,574	$6,403
Reconciliation of net earnings to cash flows:
Depreciation	29,604	28,467
Amortization	1,375	7,630
Deferred taxes	394	(14,911)
Restructuring charge	—	24,650
Loss (gain) on sales of property and equipment	1,463	(8)
Changes in assets and liabilities, excluding effects of acquisitions and divestitures:
Current and long-term receivables	(55,448)	(66,025)
Sale of receivables under securitization	5,088	—
Inventories	9,136	37,385
Accounts payable and accrued expenses	14,301	21,059
Prepaid and current income taxes	28,218	17,789
Long-term liabilities	639	(2,953)
Other	1,125	(3,365)
Net cash provided by operating activities	73,469	56,121
Investing activities
Capital expenditures	(18,769)	(36,955)
Acquisitions, net of cash	(777)	(37,934)
Proceeds from sale of property, equipment and business	375	6,635
Other	(2,632)	(4,699)
Net cash used in investing activities	(21,803)	(72,953)
Financing activities
Net change in short-term borrowings and revolving credit lines	(13,019)	32,718
Reductions of long-term debt	(40,833)	(122)
Dividends	(12,742)	(12,106)
Treasury shares and stock options, net	2,953	(3,400)
Net cash (used in) provided by financing activities	(63,641)	17,090
Change in cash and cash equivalents	(11,975)	258
Cash and cash equivalents
Beginning of period	15,606	8,967
End of period	$3,631	$9,225

See accompanying notes to interim financial statements.

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2002 and 2001

(1)          The accompanying unaudited condensed consolidated financial statements include the accounts of Carlisle Companies Incorporated and its wholly-owned subsidiaries (together, the “Company”).  Intercompany transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with Article 10-01 of Regulation S-X of the Securities and Exchange Commission and, as such, do not include all information required by generally accepted accounting principles for annual financial statements. However, in the opinion of the Company, these financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial statements for the interim periods presented herein.  Results of operations for the three months and six months ended June 30, 2002 are not necessarily indicative of the operating results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company’s 2001 Annual Report to Shareholders and 2001 Form 10-K.

Certain reclassifications have been made to prior year’s information to conform to the current year’s presentation.

(2)          Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”.  Under the provisions of this pronouncement, the Company is no longer amortizing goodwill or other intangible assets with indefinite lives, but such assets will be subject to periodic testing of impairment. As required by SFAS 142, the Company completed an initial review of its reporting units for goodwill impairment.  The results indicate there may be goodwill impairment related to operations in the Transportation Products and General Industry segments.  The actual impairment will be quantified and recorded prior to December 31, 2002 and will be recognized as a cumulative effect of a change in accounting principle, retroactive to January 1, 2002.

Had goodwill amortization not been recorded for the three months and six months ended June 30, 2001, net earnings would have been $18.8 million or $0.61 per diluted share and $10.7 million or $0.35 per diluted share, respectively.  A reconciliation of net earnings to adjusted net earnings and per share impact is as follows:

	Three months ended		Six months ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
	(In thousands except per share amounts)
Reported net earnings	$24,741	$16,592	$37,574	$6,403
Goodwill amortization, net of tax	—	2,196	—	4,288
Adjusted net earnings	$24,741	$18,788	$37,574	$10,691

Basic earnings per share
Reported net earnings	$0.81	$0.55	$1.24	$0.21
Goodwill amortization, net of tax	—	0.07	—	0.14
Adjusted net earnings	$0.81	$0.62	$1.24	$0.35

Diluted earnings per share
Reported net earnings	$0.81	$0.54	$1.23	$0.21
Goodwill amortization, net of tax	—	0.07	—	0.14
Adjusted net earnings	$0.81	$0.61	$1.23	$0.35

(3)          The components of inventories are as follows:

	June 30, 2002	Dec. 31, 2001
	(In thousands)
First-in, first-out (FIFO) costs:
Finished goods	$157,910	$161,719
Work in process	25,992	24,909
Raw materials	71,815	75,376
	255,717	262,004
Excess FIFO cost over LIFO value	(15,526)	(15,831)
	$240,191	$246,173

(4)           On February 25, 2002, the Company purchased the remaining interest in an unconsolidated investment.  Results of operations for this acquisition, which have been included in the consolidated financial statements since the acquisition date, did not have a material effect on the consolidated results of the Company.  The Company has initially considered the carrying value of the acquired net assets to approximate their fair value, with the $4 million excess of the acquisition costs being attributable to goodwill.  The Company is in the process of fully evaluating the assets acquired. As a result, the purchase price allocation among the tangible and intangible assets acquired and their useful lives may change.

(5)           In the first quarter of 2001, the Company recorded a restructuring charge of $32.8 million ($20.9 million after-tax or $0.69 per share diluted).  This charge is primarily composed of costs to exit and realign under-performing facilities in the Automotive Components and Specialty Products segments.  Included in this total are facility closure costs and write-downs of property, plant and equipment, and goodwill of $24.6 million and severance and other costs of $8.2 million.  For facilities to be closed, the tangible assets to be disposed of were written down to their estimated fair value, less cost of disposal.  All intangible assets associated with the facility closures were evaluated and the carrying value of these assets, based upon expected future operating cash flows, were adjusted if necessary.  The restructuring initiative provided for a reduction of approximately 980 employees related to position eliminations from the facility closures and the realignment of operations.  As of June 30, 2002, the Company had substantially completed the terminations under the plan and had paid approximately $7.0 million in involuntary termination benefits.  These payments have been charged against the restructuring liability established in the first quarter of 2001.

(6)           In December 2001, The Company entered into a $150 million notional amount interest rate swap, which has been designated as a fair value hedge, to hedge a portion of the exposure associated with its fixed rate debt.  This fair value hedge was deemed effective at the origination date and as of June 30, 2002, and resulted in an asset of $7.1 million representing the estimated amount the Company would receive if it were to terminate the agreement.  The Company also recorded an increase in the fair value of its long-term debt by $7.1 million based on current interest rates available for debt instruments with similar terms, degrees of risk and remaining maturities.

On July 16, 2002, the Company terminated $50 million notional amount of this fair value hedge resulting in a gain of $1.6 million, which will be amortized to reduce interest expense until January 2007, the termination date of the swap.

Also in December 2001, the Company entered into a second $150 million notional amount interest rate swap to hedge the cash flows for a portion of its variable rate debt, with such swap designated as a cash flow hedge.  The cash flow hedge was deemed effective at the origination date and as of June 30, 2002, and resulted in a liability of $1.1 million representing the estimated amount the Company would pay to terminate the agreement taking current interest rates into consideration. Reflected in Accumulated Other Comprehensive Income is an after-tax loss of $0.7 million incurred as a result of this transaction.

On July 16, 2002, the cash flow hedge was terminated, resulting in a loss of $1.6 million, which will be amortized to interest expense until June 2003.

(7)           Effective January 1, 2002, the Company adopted SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”  The adoption did not have a material impact on its statements of earnings and financial position.

(8)           In April 2002, The Financial Accounting Standards Board (FASB) issued SFAS No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  The adoption of this statement will not have a material impact on the Company’s statement of earnings or financial position.

(9)           Financial information for operations by reportable business segment is included in the following summary:

Second Quarter

Segment Information Table

	2002			2001
	Sales	Earings Before Interest and Taxes	% Sales	Sales	Earings Before Interest and Taxes	% Sales
	In thousands
Construction Materials	$132,968	$17,532	13.2%	$129,708	$17,492	13.5%
Industrial Components	183,324	20,016	10.9%	112,642	6,812	6.0%
Specialty Products	29,284	844	2.9%	32,789	2,548	7.8%
Automotive Components	66,985	4,681	7.0%	71,350	4,262	6.0%
Transportation Products	36,018	2,415	6.7%	35,577	1,274	3.6%
General Industry (All other)	103,704	1,774	1.7%	108,367	5,558	5.1%
Corporate	—	(5,393)	—	—	(4,045)	—
	$552,283	$41,869	7.6%	$490,433	$33,901	6.9%

June Year-to-Date

Segment Information Table

	2002			2001
	Sales	Earings Before Interest and Taxes	Assets	Sales	Earings Before Interest and Taxes	Assets
	In thousands
Construction Materials	$217,909	$25,324	$249,128	$221,527	$26,431	$307,664
Industrial Components	341,787	36,774	500,330	250,941	23,484	355,486
Specialty Products	55,227	726	81,050	62,922	3,026	81,394
Automotive Components	129,781	8,819	120,486	140,193	6,759	135,101
Transportation Products	63,578	2,655	69,234	64,980	1,279	77,358
General Industry (All other)	199,101	2,624	342,894	213,028	6,114	380,953
Corporate*	—	(10,313)	78,101	—	(40,948)	48,671
	$1,007,383	$66,609	$1,441,223	$953,591	$26,145	$1,386,627

* Previously reported results of operations for the six months ended June 30, 2002 included a $37.7 million charge, which has been revised to $32.8 million to reflect a reclassification of $4.9 million of inventory write-downs to cost of sales.  This reclassification had no effect on net income.  See Note 5 in the Notes to Condensed Consolidated Financial Statements.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The Company reported record second quarter sales of $552.3 million, a 13% increase from $490.4 million reported in 2001.  Net earnings of $24.7 million or $0.81 per share (diluted), were 49% above $16.6 million or $0.54 per share (diluted) realized in the second quarter 2001.  A substantial portion of the increase in sales and earnings was attributable to the acquisition of Dayco Industrial Power Transmission in August 2001, and significant sales and earnings growth at Carlisle Tire & Wheel Company.

For the six month period ended June 30, 2002, sales of $1.0 billion were 6% above $953.6 million realized in the first half of 2001, primarily due to the acquisition of Dayco Industrial Power Transmission.  Earnings in the first half of 2002 of $37.6 million, or $1.23 per share (diluted) were significantly above earnings of $6.4 million or $.21 per share (diluted) in the first six months of 2001.  Acquisitions completed in the last twelve months contributed $82.3 million of sales growth and $6.9 million of operating earnings to the first half results.  The first half 2001 earnings included a $20.9 million after-tax restructuring charge.  After factoring out the effect of the restructuring charge, net earnings were $27.3 million or $0.90 per share (diluted) for the six-month period ended June 30, 2001.

In accordance with SFAS 142, goodwill and indefinite-lived intangible assets are no longer amortized but will be assessed for impairment on at least an annual basis.  This change had a positive impact of $2.2 million, or $0.07 per share in the second quarter 2002, and $4.3 million, or $0.14 per share in the first half of 2002, compared to the corresponding periods a year ago.  The impact on Earnings Before Interest and Taxes (EBIT) by segment for the first six months of 2002 was as follows: Construction Materials, $0.4 million; Industrial Components, $1.5 million; Specialty Products, $0.1 million; Automotive Components, $1.0 million; Transportation Products, $0.8 million; General Industry, $4.1 million; and Corporate, $(1.2) million.

Selling and administrative expenses of $53.6 million in the second quarter of 2002 and $105.4 million through the first six months of 2002 were 7% and 4% above the same periods in 2001 respectively.  Acquisitions account for the increased spending in 2002.

Net interest expense for the six months ended June 30, 2002 decreased $6.9 million or 43% compared with the same period in 2001.  This decrease reflects lower interest rates and reduced average borrowings as a result of the cash generated from the receivables securitization program.

Income taxes as a percent of income before taxes were reduced to 34.5% for the quarter ended June 30, 2002 compared to 36.2% in the prior year period.  This decrease was primarily attributable to lower tax rates on foreign income.

As required by SFAS 142, the Company completed an initial review of its reporting units for goodwill impairment.  The results indicate there may be goodwill impairment related to operations in the Transportation Products and General Industry segments.  The actual impairment will be quantified and recorded prior to December 31, 2002, and will be recognized as a cumulative effect of a change in accounting principle, retroactive to January 1, 2002.

Construction Materials

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2002	2001	2002	2001
Sales	$133.0	$129.7	$217.9	$221.5
EBIT (Earnings Before Interest & Taxes)	$17.5	$17.5	$25.3	$26.4

Construction Materials sales of $133.0 million in the second quarter were slightly above the 2001 second quarter sales of $129.7 million on increased volume of thermoplastic polyolefin (TPO) roofing membrane, FleeceBACK™ membrane, residential roofing tiles, and international sales.  Second quarter segment earnings of $17.5 million were flat with the second quarter 2001 due to lower selling prices offset in part by lower raw material costs.

Sales of $217.9 million in the first half of 2002 were slightly below last year with earnings down 4%.  The lower sales were primarily the result of an overall decline in commercial construction.  Earnings, as a percent of sales, were slightly lower as a result of less favorable product mix offset in part by lower raw material costs.

Industrial Components

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2002	2001	2002	2001
Sales	$183.3	$112.6	$341.8	$250.9
EBIT	$20.0	$6.8	$36.8	$23.5

Industrial Components sales of $183.3 million increased 62% from the second quarter 2001 sales of $112.6 million as a result of the August 2001 acquisition of Dayco Industrial Power Transmission, renamed Carlisle Power Transmission, and higher sales of lawn and garden products, ATV tires, and trailer tires and wheels by Carlisle Tire & Wheel Company.  Demand in the consumer lawn and garden market was strong throughout the quarter and was driven by favorable weather conditions and increased consumer spending.  Segment earnings of $20.0 million in the second quarter were significantly higher than the $6.8 million realized in the second quarter 2001.  Although the acquisition of Carlisle Power Transmission was accretive, Carlisle Tire & Wheel Company had a very strong second quarter due to increased production levels, lower raw material costs, aggressive cost reduction efforts and improved sales volume.

Sales of $341.8 million through the first six months of 2002 were 36% above the same period in 2001.  Carlisle Power Transmission accounted for a substantial portion of the increase, with improved lawn and garden sales at Carlisle Tire & Wheel Company accounting for the remaining improvement.  The 57% increase in 2002 earnings was primarily attributable to the acquisition of Dayco Industrial Power Transmission.  Carlisle Tire & Wheel Company also recorded positive results in the first half of 2002 as a result of improved sales volume, favorable raw material costs and cost reduction programs.  Sales and earnings in this segment tend to be somewhat higher in the first half of the year due to peak sales volume into the lawn and garden market.

Specialty Products

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2002	2001	2002	2001
Sales	$29.3	$32.8	$55.2	$62.9
EBIT	$0.8	$2.5	$0.7	$3.0

Sales in the Specialty Products segment of $29.3 million were 11% below $32.8 million realized in the second quarter 2001.  As experienced in the first quarter 2002, the markets served by Carlisle Motion Control and Carlisle Industrial Brake & Friction remained soft throughout the second quarter.  Class 8 tractor and trailer production remained low, and demand for off-highway brake products in the heavy construction and haulage markets was below 2001 levels.  Second quarter earnings of $.8 million were 68% below the second quarter 2001 earnings of $2.5 million.  Most of the decrease in earnings was the result of lower sales and additional expenses incurred by Motion Control to close plants, relocate equipment, and start-up expenses at its remaining production facilities.

Current year sales of $55.2 million were 12% below the first half 2001sales of $62.9 million.  Most of the decrease was related to lower replacement demand, as “Ton Miles Driven” was 5% below 2001 levels, and weak demand in the industrial and mobile equipment markets.  The $2.3 million decline in segment earnings in the first half of 2002 is primarily the result of lower sales volume at both Motion Control and Carlisle Industrial Brake & Friction, expenses to close Motion Control’s Ridgway, PA plant, and start-up costs of new production facilities at Motion Control.

Automotive Components

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2002	2001	2002	2001
Sales	$67.0	$71.3	$129.8	$140.2
EBIT	$4.7	$4.3	$8.8	$6.8

Automotive Components sales of $67.0 million in the second quarter were 6% below the second quarter 2001 sales of $71.3 million, with segment earnings of $4.7 million up 9% from $4.3 million in the second quarter 2001.  The sales decline from the second quarter 2001 is primarily the result of discontinuing the production and sale of specific low margin products.  The improved earnings were attributable to a significant restructuring effort and other cost reduction measures initiated at Carlisle Engineered Products in 2001.

Six month 2002 sales of $129.8 million were 7% below sales of $140.2 million realized in the same period 2001 due to price concessions and the decision to discontinue the production and sale of lower margin products.  The improvement in segment earnings is attributable to cost improvement initiatives that have significantly lowered manufacturing and administrative costs.

Transportation Products

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2002	2001	2002	2001
Sales	$36.0	$35.6	$63.6	$65.0
EBIT	$2.4	$1.3	$2.7	$1.3

Segment sales of $36.0 million in the second quarter 2002 showed a slight improvement to the second quarter 2001 on improved sales of OEM pavers, specialized and live bottom trailers, partially offset by lower commercial trailer sales.  Earnings of $2.4 million in the second quarter 2002 were 85% above the $1.3 million realized in the second quarter 2001, as the result of cost reduction programs, increased production and a favorable product mix.

Transportation Products sales of $63.6 million were 2% below last year’s first half sales of $65.0 million.  The lower sales were primarily associated with the decreased demand for construction and commercial trailers.  Segment earnings of $2.7 million in the first half 2002 were double the first half 2001 as a result of increased production efficiencies, improved product mix and increased plant utilization.

General Industry (All Other)

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2002	2001	2002	2001
Sales	$103.7	$108.4	$199.1	$213.0
EBIT	$1.8	$5.5	$2.6	$6.1

General Industry sales of $103.7 million in the second quarter 2002 were 4% below the second quarter 2001 sales of $108.4 million, with most of the shortfall occurring at the Carlisle Systems and Equipment and Tensolite operations.  The decrease in sales was the result of a 20% reduction at Tensolite, caused by continued weakness in the telecommunications and commercial airline markets, and a 15% sales decrease at Carlisle Systems and Equipment due to reduced demand by cheese and powder manufacturers.  Partially offsetting this decrease was a 22% improvement in sales at Carlisle FoodService.  The $3.7 million earnings decline in this segment in the second quarter 2002 was caused primarily by the closing of Tensolite’s Andover, MA plant.

Sales for the General Industry segment in the first six months 2002 of $199.1 million were down 7% from $213.0 million in the same period 2001.  The decline in sales was primarily the result of a significant decline in the telecommunications, specialty electronics, and commercial airline markets at Tensolite, and the decrease in equipment purchases in the dairy business supplied by Carlisle Systems and Equipment.  Sales at the Carlisle FoodService operation were up 10% due to successful strategic sales initiatives to improve market share.  Segment earnings of $2.6 million were 57% less than $6.1 million generated in the first six months 2001.  The improved earnings at Carlisle FoodService were more than offset by earnings declines at Tensolite and Carlisle Systems and Equipment caused by the closure of Tensolite’s Andover, MA plant and by a 9% decrease in sales volume at Carlisle Systems and Equipment.

Liquidity and Capital Resources

Net cash provided by operating activities was $73.5 million for the six months ended June 30, 2002 compared to $56.1 million in 2001.  The increase was partially due to better management of accounts receivable as well as a $5.1 million increase in funds received from the securitization of accounts receivable.  Also impacting the increase was the receipt of a tax refund of $10 million.  Management of working capital continues to remain strong.  As compared to June 30, 2001, inventories were down $29.7 million, excluding the impact of acquisitions.  Cash used in investing activities was $21.8 million for the six months ended June 30, 2002 as compared to $73.0 million in the same period last year.  The decrease reflects significantly lower acquisition activity and reduced capital spending.  The strong cash flow allowed the Company to reduce debt by $53.8 million during the first six months of 2002.

Carlisle maintains a $375 million revolving credit facility, which had availability of $230 million at June 30, 2002.  The Company also maintains with various financial institutions $75 million of uncommitted lines of credit and a $20 million committed line of credit.  As of June 30, 2002, $95.0 million was available under these lines.  At June 30, 2002, the Company’s $100.0 million securitization program was utilized for the amount of eligible trade receivables at $68.2 million.

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

Market Risk and Derivative Financial Instruments

Carlisle is exposed to the impact of changes in interest rates and market values of its debt instruments, changes in raw material prices and foreign currency fluctuations.  It is the Company’s objective to manage its interest rate exposure through the use of interest rate swaps to reduce volatility of cash flows, impact on earnings and to lower its cost of capital.  As of June 30, 2002, the Company had interest rate swap contracts outstanding on $150 million of its fixed rate debt and $150 million of floating rate debt.  In July 2002, the Company terminated the swap on its floating rate debt and a portion of its fixed rate debt to rebalance its interest rate exposure.

The Company’s operations use certain commodities such as plastics, carbon black, synthetic and natural rubber and steel.  As such, the cost of operations is subject to fluctuations as the markets for these commodities change.  The Company monitors this risk, but currently has no derivative contracts in place to hedge this risk.

The Company’s international operations are exposed to translation risk when the local currency financial statements are translated to U.S. Dollars.  Carlisle monitors this risk, but currency hedges are not currently in place, as this valuation risk is considered minimal.  Less than 12% of the Company’s revenues are in currencies other than the U.S. Dollar.

Backlog

The June 30, 2002 backlog of $281 million was slightly less than the June 30, 2001 backlog of $287 million.  Most of the decrease was attributed to lower backlog positions in the General Industry segment at Tensolite and Carlisle Systems and Equipment partially offset by an increase in the Industrial Components segment including the acquisition of Carlisle Power Transmission.

Restructuring

In the first quarter of 2001, the Company recorded a $20.9 million after-tax, or $0.69 per share, restructuring charge to earnings.  The charge was primarily composed of costs related to exiting and realigning facilities in the Automotive Components and Specialty Products segments.  Approximately $15.7 million after-tax of the total charge was related to machinery, equipment, and goodwill write-offs.  The remainder represented anticipated cash expenses from involuntary employee terminations and other restructuring costs.  As of June 30, 2002, the Company has substantially completed the terminations under the plan and paid approximately $7.0 million pre-tax for involuntary termination benefits.  These payments have been charged against the restructuring liability established in the first quarter of 2001.

Outlook

While many of the Company’s operations continue to experience adverse market conditions, the Company believes that its cost cutting and restructuring programs implemented over the last twelve months and its focus on the introduction of new products and service differentiation will produce improved earnings. Assuming the economy continues to expand, earnings per share for the year are forecasted to be in the range of $2.25 to $2.35 per share, without taking into consideration any goodwill impairment charges required as a result of implementing SFAS 142.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements are made based on known events and circumstances at the time of publication, and as such, are subject in the future to unforeseen risks and uncertainties.  It is possible that the Company’s future performance may differ materially from current expectations expressed in these forward-looking statements, due to a variety of factors such as: increasing price and product/service competition by foreign and domestic competitors, including new entrants; technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost effective basis; the Company’s mix of products/services; increases in raw material costs which cannot be recovered in product pricing; domestic and foreign governmental and public policy changes including environmental regulations; protection and validity of patent and other intellectual property rights; the successful integration and identification of the Company’s strategic acquisitions; the cyclical nature of the Company’s business; and the outcome of pending and future litigation and governmental proceedings.  In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions including interest rate and currency exchange rate fluctuations.  Further, the terrorist attacks of September 11, 2001 in New York and Washington, D.C. and subsequent events, along with the economic consequences of such attacks and events, may adversely affect the general market conditions and the Company’s future performance.  In accordance with the adoption of the Statement of Financial Accounting Standards No. 142, preliminary evaluations indicate there may be an impairment of goodwill, therefore, any earnings per share guidance is exclusive of a goodwill impairment charge. The Company undertakes no duty to update forward-looking statements.

PART II.  OTHER INFORMATION

Item 4.	Submission of matters to a vote of security holders

(a)	The Company’s 2002 Annual Meeting of Shareholders was held on April 22, 2002.

(b)	At the 2002 Annual Meeting of Shareholders, the election of four directors were approved as follows:

Director	For	Against	Withheld	Non-Vote

Peter L.A. Jamieson	34,556,995	—	225,523	—

Peter F. Krogh	34,543,123	—	239,395	—

Richmond D. McKinnish	33,217,776	—	1,564,742	—

Anthony W. Ruggiero	34,572,254	—	210,264	—

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits applicable to the filing of this report are as follows:

(12)	Ratio of Earnings to Fixed Charges.

(99)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c)	Report on Form 8-K:

On May 8, 2002, the Company filed with the Commission a Current Report on Form 8-K reporting the engagement of KPMG LLP to serve as the Company’s independent public accountants for the fiscal year 2002.  KPMG’s engagement commenced May 1, 2002.  Arthur Andersen LLP previously served as the Company’s independent public accountants.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Carlisle Companies Incorporated

Date	August 12, 2002	By:	/s/ Kirk F. Vincent
Kirk F. Vincent
Vice President and Chief Financial Officer