Form 10-Q
period 2002-09-30
CARLISLE COMPANIES INC
filed 2002-11-13
CIK 790051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

Yes ☒   No ☐

Shares of common stock outstanding at November 1, 2002:   30,591,924

Carlisle Companies Incorporated and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Income

Three and Nine Months ended September 30, 2002 and 2001

(dollars in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net sales	$499,972	$462,388	$1,507,355	$1,415,979

Cost and expenses:
Cost of goods sold	408,023	380,989	1,230,754	1,166,509
Selling and administrative expenses	53,844	51,977	159,264	153,710
Research and development expenses	4,803	4,291	15,252	12,763
Restructuring charges	—	—	—	32,811
Other (income) and expense, net	(672)	341	1,503	(748)
Earnings before interest and income taxes	33,974	24,790	100,582	50,935

Interest expense, net	3,532	7,752	12,776	23,864
Earnings before income taxes	30,442	17,038	87,806	27,071

Income taxes	10,502	6,170	30,293	9,800
Net earnings	$19,940	$10,868	$57,513	$17,271

Other comprehensive income (loss)
Foreign currency translation	291	1,813	5,787	(2,033)
Loss on hedging activities, net of tax	(22)	—	(596)	—
Other comprehensive income (loss)	269	1,813	5,191	(2,033)
Comprehensive income	$20,209	$12,681	$62,704	$15,238

Average shares outstanding - basic	30,495	30,260	30,390	30,260
Basic earnings per share	$0.65	$0.36	$1.89	$0.57

Average shares outstanding - diluted	30,630	30,386	30,552	30,488
Diluted earnings per share	$0.65	$0.36	$1.88	$0.57

Dividends declared and paid per share	$0.215	$0.210	$0.625	$0.610

See accompanying notes to interim financial statements.

Carlisle Companies Incorporated and Subsidiaries

Condensed Consolidated Balance Sheets

September 30, 2002 and December 31, 2001

(Dollars in thousands)

	September 30, 2002	December 31, 2001
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,003	$15,606
Receivables, less allowances of $10,774 in 2002 and $9,330 in 2001	191,904	181,570
Inventories	250,096	246,173
Deferred income taxes	22,088	21,093
Prepaid expenses and other current assets	51,239	88,830
Total current assets	531,330	553,272

Property, plant and equipment, net	443,104	447,660
Other assets:
Patents, goodwill and other intangible assets, net	345,907	336,814
Investments and advances to affiliates	60,480	56,671
Receivables and other assets	15,288	3,935
Total other assets	421,675	397,420
	$1,396,109	$1,398,352
Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt, including current maturities	$85,048	$17,688
Accounts payable	141,173	137,098
Deferred revenue	16,887	15,065
Accrued expenses	144,554	102,256
Total current liabilities	387,662	272,107

Long-term liabilities:
Long-term debt	288,860	461,379
Deferred revenue	64,707	65,480
Other liabilities	64,091	59,102
Total long-term liabilities	417,658	585,961

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $1 par value. Authorized and unissued 5,000,000 shares
Common stock, $1 par value. Authorized 100,000,000 shares; 39,330,624 shares issued; 30,580,018 outstanding in 2002 and 30,263,084 outstanding in 2001	39,331	39,331
Additional paid-in capital	20,429	17,575
Accumulated other comprehensive loss	(4,718)	(9,866)
Retained earnings	656,757	618,553
Cost of shares in treasury - 8,750,606 shares in 2002 and 9,067,540 shares in 2001	(121,010)	(125,309)
Total shareholders’ equity	590,789	540,284
	$1,396,109	$1,398,352

See accompanying notes to interim financial statements.

Carlisle Companies Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Nine Months ended September 30, 2002 and 2001

(Dollars in thousands)

(unaudited)

	September 30,
	2002	2001
Operating activities
Net earnings	$57,513	$17,271
Reconciliation of net earnings to cash flows:
Depreciation	44,479	42,749
Amortization	1,968	11,330
Deferred taxes	377	(2,288)
Restructuring charge	—	24,650
Loss (gain) on sales of property and equipment	1,812	(8)
Changes in assets and liabilities, excluding effects of acquisitions and divestitures:
Current and long-term receivables	(27,617)	(69,194)
Sale of receivables under securitization	36,903	39,559
Inventories	(1,108)	48,461
Accounts payable and accrued expenses	8,106	30,478
Prepaid and current income taxes	31,837	9,291
Long-term liabilities	1,525	(3,647)
Other	6,672	(6,246)
Net cash provided by operating activities	162,467	142,406
Investing activities
Capital expenditures	(27,499)	(49,122)
Acquisitions, net of cash	(780)	(175,407)
Proceeds from sale of property, equipment and business	395	6,685
Other	(3,776)	(4,597)
Net cash used in investing activities	(31,660)	(222,441)
Financing activities
Net change in short-term borrowings and revolving credit lines	(117,853)	104,153
Reductions of long-term debt	(401)	(956)
Dividends	(19,310)	(18,461)
Treasury shares and stock options, net	7,154	(7,934)
Net cash (used in) provided by financing activities	(130,410)	76,802
Change in cash and cash equivalents	397	(3,233)
Cash and cash equivalents
Beginning of period	15,606	8,967
End of period	$16,003	$5,734

See accompanying notes to interim financial statements.

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2002 and 2001

(1)          The accompanying unaudited condensed consolidated financial statements include the accounts of Carlisle Companies Incorporated and its wholly-owned subsidiaries (together, the “Company”).  Intercompany transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with Article 10-01 of Regulation S-X of the Securities and Exchange Commission and, as such, do not include all information required by generally accepted accounting principles for annual financial statements. However, in the opinion of the Company, these financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial statements for the interim periods presented herein.  Results of operations for the three months and nine months ended September 30, 2002 are not necessarily indicative of the operating results for the full year.

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

Had goodwill amortization not been recorded for the three months and nine months ended September 30, 2001, net earnings would have been $13.0 million or $0.43 per diluted share and $23.7 million or $0.78 per diluted share, respectively.  A reconciliation of net earnings to adjusted net earnings and per share impact is as follows:

(In thousands except per share amounts)	Three months ended September 30		Nine months ended September 30
	2002	2001	2002	2001

Reported net earnings	$19,940	$10,868	$57,513	$17,271
Goodwill amortization, net of tax	—	2,170	—	6,458
Adjusted net earnings	$19,940	$13,038	$57,513	$23,729

Basic earnings per share
Reported net earnings	$0.65	$0.36	$1.89	$0.57
Goodwill amortization, net of tax	—	0.07	—	0.21
Adjusted net earnings	$0.65	$0.43	$1.89	$0.78

Diluted earnings per share
Reported net earnings	$0.65	$0.36	$1.88	$0.57
Goodwill amortization, net of tax	—	0.07	—	0.21
Adjusted net earnings	$0.65	$0.43	$1.88	$0.78

(3)          The components of inventories are as follows:

(In thousands)	September 30, 2002	December, 31, 2001

First-in, first-out (FIFO) costs:
Finished goods	$159,116	$161,719
Work in process	29,036	24,909
Raw materials	77,004	75,376
	265,156	262,004
Excess FIFO cost over LIFO value	(15,060)	(15,831)
	$250,096	$246,173

(4)           On February 25, 2002, the Company purchased the remaining minority interest in an unconsolidated investment.  Results of operations for this business, which have been included in the Construction Materials segment, did not have a material effect on the results of this segment or on the Company’s consolidated results.  The Company has initially considered the carrying value of the acquired net assets to approximate their fair value, with the $4.0 million excess of the acquisition costs being attributable to goodwill.  The Company is in the process of fully evaluating the assets acquired. As a result, the purchase price allocation among the tangible and intangible assets acquired and their useful lives may change.

On October 3, 2002, the Company acquired from Nicolon Corporation, its MiraDri Division, a provider of waterproofing solutions for both commercial and real estate applications.  Results of operations for this acquisition will be included as part of the Construction Materials segment in the fourth quarter of 2002.

(5)           In the first quarter of 2001, the Company recorded a restructuring charge of $32.8 million ($20.9 million after-tax or $0.69 per share diluted).  This charge is primarily composed of costs to exit and realign under-performing facilities in the Automotive Components and Specialty Products segments.  Included in this total are facility closure costs and write-downs of property, plant and equipment and goodwill of $24.6 million and severance and other costs of $8.2 million.  For facilities to be closed, the tangible assets to be disposed of were written down to their estimated fair value, less cost of disposal.  All intangible assets associated with the facility closures were evaluated and the carrying value of these assets, based upon expected future operating cash flows, were adjusted as necessary.  The restructuring initiative provided for a reduction of approximately 980 employees related to position eliminations from the facility closures and the realignment of operations.  As of September 30, 2002, the Company had substantially completed the terminations under the plan and had paid approximately $7.0 million pre-tax in involuntary termination benefits.  These payments have been charged against the restructuring liability established in the first quarter of 2001.

(6)           In December 2001, the Company entered into a $150.0 million notional amount interest rate swap, which has been designated as a fair value hedge, to hedge a portion of the exposure associated with its fixed rate debt.  This fair value hedge was deemed effective at the origination date. On July 16, 2002, the Company terminated $50.0 million notional amount of this fair value hedge resulting in a gain of $1.6 million, which is being amortized to reduce interest expense until January 2007, the original termination date of the swap. On September 19, 2002, the Company terminated the remaining $100.0 million notional amount on the fair value hedge resulting in a gain of $7.3 million, which will also be amortized to reduce interest expense until January 2007. At September 30, 2002, the Company had a remaining unamortized gain of $8.8 million reflected in its long-term debt.

Also in December 2001, the Company entered into a second $150.0 million notional amount interest rate swap to hedge the cash flows for a portion of its variable rate debt, with such swap designated as a cash flow hedge.  The cash flow hedge was deemed effective at the origination.  On July 16, 2002, the cash flow hedge was terminated, resulting in a loss of $1.6 million, which is being amortized to interest expense until June 2003, the original termination date of the swap.

(7)           Effective January 1, 2002, the Company adopted SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”  The adoption did not have a material impact on its statements of earnings and financial position.

(8)           In April 2002, The Financial Accounting Standards Board (FASB) issued SFAS No. 145 “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.”  The adoption of this statement will not have a material impact on the Company’s statement of earnings or financial position.

(9)           In June 2002, The FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  The provisions are effective for exit or disposal activities initiated after December 31, 2002, and thus will not have a material impact of the Company’s statement of earnings or financial position.

(10)                 Financial information for operations by reportable business segment is included in the following summary:

Third Quarter

Segment Information Table

	2002			2001
In thousands	Sales	Earings Before Interest and Taxes	% Sales	Sales	Earings Before Interest and Taxes	% Sales

Industrial Components	$146,814	$10,025	6.8%	$106,248	$2,267	2.1%
Construction Materials	141,907	23,081	16.3%	132,770	19,725	14.9%
Automotive Components	54,033	1,928	3.6%	57,514	1,751	3.0%
Transportation Products	29,030	1,936	6.7%	29,957	712	2.4%
Specialty Products	25,936	(1,238)	-4.8%	28,671	1,168	4.1%
General Industry (All other)	102,252	5,327	5.2%	107,228	4,973	4.6%
Corporate	—	(7,085)	—	—	(5,806)	—
	$499,972	$33,974	6.8%	$462,388	$24,790	5.4%

September Year-to-Date

Segment Information Table

	2002			2001
In thousands	Sales	Earings Before Interest and Taxes	Assets	Sales	Earings Before Interest and Taxes	Assets

Industrial Components	$488,601	$46,799	$469,253	$357,189	$25,752	$518,963
Construction Materials	359,816	48,405	238,922	354,297	46,156	262,919
Automotive Components	183,814	10,746	115,486	197,707	8,509	136,621
Transportation Products	92,608	4,591	63,681	94,938	1,992	72,438
Specialty Products	81,163	(512)	79,425	91,593	4,194	84,018
General Industry (All other)	301,353	7,951	349,112	320,255	11,086	378,716
Corporate*	—	(17,398)	80,230	—	(46,754)	48,711
	$1,507,355	$100,582	$1,396,109	$1,415,979	$50,935	$1,502,386

* Previously reported results of operations for the nine months ended September 30, 2001 included a $37.7 million charge, which has been revised to $32.8 million to reflect a reclassification of $4.9 million of inventory write-downs to cost of sales.  This reclassification had no effect on net income.  See Note 5 in the Notes to Condensed Consolidated Financial Statements.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The Company reported record third quarter sales of $500.0 million, an 8% increase over $462.4 million reported in third quarter 2001.  Net earnings of $19.9 million or $0.65 per share (diluted), were 83% above $10.9 million or $0.36 per share (diluted) realized in the third quarter 2001.  Significant sales and earnings growth at Carlisle Tire & Wheel Company and the acquisition of Dayco Industrial Power Transmission in August 2001 accounted for most of the improvement in the third quarter 2002 results versus 2001.

For the nine month period ended September 30, 2002, sales of $1.5 billion were 6% above $1.4 billion realized in the first nine months 2001, primarily as a result of the acquisition of Dayco Industrial Power Transmission, renamed Carlisle Power Transmission, and increased volume at Carlisle Tire & Wheel Company.  Net earnings through the first nine months 2002 of $57.5 million, or $1.88 per share (diluted) exceeded net earnings of $17.3 million or $0.57 per share (diluted) in the same period 2001.  After factoring out the effect of a $20.9 million after-tax restructuring charge taken in 2001, net earnings would have been $38.2 million or $1.25 per share (diluted) in the first nine months 2001. Acquisitions completed in the last twelve months contributed $105.5 million of sales growth and 16% of earnings growth to the first nine months results.

In accordance with SFAS 142, goodwill and indefinite-lived intangible assets are no longer amortized but will be assessed for impairment on at least an annual basis.  This change had a positive impact of $2.2 million, or $0.07 per share (diluted) in the third quarter 2002 and $6.5 million, or $0.21 per share (diluted) in the first nine months 2002, compared to the corresponding periods a year ago.  The impact on an Earnings Before Interest and Taxes (EBIT) by segment for the first nine months 2002 is as follows: Industrial Components, $2.2 million; Construction Materials, $0.7 million; Automotive Components, $1.4 million; Transportation Products, $1.2 million; Specialty Products, $0.2 million; General Industry, $6.1 million; and Corporate, $(1.7) million.

Selling and administrative expenses of $53.8 million in the third quarter 2002 and $159.3 million through the first nine months 2002 were 4% above the same periods in 2001.  Acquisitions account for most of the increased spending in 2002, partially offset by the discontinuation of Goodwill amortization in accordance with SFAS 142.

Net interest expense for the nine months ended September 30, 2002 decreased $11.1 million or 46% compared with the same period in 2001.  This decrease was primarily attributable to reduced average borrowings as a result of the cash generated from a reduction in working capital, and to a lesser extent reduced interest rates partially due to the use of interest rate swaps. Contributing to the reduction in working capital was an increase in the utilization of an accounts receivable securitization program entered into in September 2001, whereby the Company and certain of its subsidiaries continuously sell an undivided interest in all eligible trade accounts receivable (the “Receivables Facility”).

Income taxes as a percent of income before taxes were reduced to 34.5% for the quarter ended September 30, 2002 compared to 36.2% in the prior year period.  This decrease was primarily attributable to lower tax rates on foreign income.

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

Acquisitions

On October 3, 2002, Carlisle announced the acquisition of Nicolon Corporation’s MiraDri Division, a leading provider of waterproofing solutions for both commercial and residential applications.  MiraDri is located in Elberton, Georgia, and has annual revenues of approximately $30 million.  This acquisition will be included in the Construction Materials segment and, together with Carlisle SynTec’s existing commercial waterproofing business, will enable the Company to offer full system solutions to the marketplace.

Industrial Components

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
($ in millions)	2002	2001	2002	2001
Sales	$146.8	$106.2	$488.6	$357.2
EBIT (Earnings Before Interest & Taxes)	$10.0	$2.3	$46.8	$25.7

Industrial Components sales of $146.8 million increased 38% from the third quarter 2001 sales of $106.2 million as the result of the August 2001 acquisition of Carlisle Power Transmission and higher sales of trailer tires and wheels, ATV tires, automotive styled wheels and higher aftermarket sales at Carlisle Tire & Wheel Company.  Segment earnings of $10.0 million in the third quarter were significantly higher than the $2.3 million realized in the third quarter 2001, as a result of favorable raw material costs, increased manufacturing utilization and effective cost reduction programs.  Also, the acquisition of Carlisle Power Transmission was accretive in the third quarter, accounting for 13% of the earnings growth for the quarter.

Sales of $488.6 million through the first nine months of 2002 were 37% above the same period in 2001.  Carlisle Power Transmission accounted for a significant portion of the increase, with improved lawn and garden sales, trailer tires and wheels and ATV tires at Carlisle Tire & Wheel Company accounting for the remaining improvement.  The 82% increase in 2002 earnings was attributable to the acquisition of Carlisle Power Transmission and improvement at Carlisle Tire & Wheel Company.  The favorable results at Carlisle Tire & Wheel Company in the first nine months of 2002 were the result of improved sales volume, favorable raw material costs, cost reduction programs and manufacturing efficiencies realized through increased production volume.  Sales and earnings in this segment tend to be somewhat higher in the first six months of the year due to increased sales in the lawn and garden market in the first half of the year and increased maintenance shut-down costs incurred by Carlisle Tire and Wheel Company in the third and fourth quarters.

Construction Materials

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
($ in millions)	2002	2001	2002	2001
Sales	$141.9	$132.8	$359.8	$354.3
EBIT	$23.1	$19.7	$48.4	$46.2

Construction Materials sales of $141.9 million in the third quarter were 7% above third quarter 2001 sales of $132.8 million.  Increased sales of thermoplastic polyolefin (TPO) roofing membrane, higher volume of FleeceBACK™ membrane, private label membrane and coatings and waterproofing products offset lower EPDM, or rubber membrane roofing system, sales.  Third quarter segment earnings of $23.1 million were 17% higher than the $19.7 million earned a year ago.  Approximately half of the increase was the result of improved earnings at Icopal (Carlisle’s 25% interest in a joint venture in Europe), with the remaining increase resulting from cost reduction programs and favorable raw material costs.

Sales of $359.8 million in the first nine months 2002 were slightly above the prior year and earnings were up 5%.  Increased sales of TPO roofing membrane and accessories, residential roofing tiles, private label business, coatings and waterproofing sales and international volume were negatively impacted by reduced rubber membrane and accessories sales in the domestic roofing market.  TPO roofing membrane sales continued to gain market share and represent approximately 9% of 2002 segment sales.  The 5% improvement in earnings is primarily the result of lower raw material costs, production efficiencies and improved earnings at Icopal.

Automotive Components

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
($ in millions)	2002	2001	2002	2001
Sales	$54.0	$57.5	$183.8	$197.7
EBIT	$1.9	$1.8	$10.7	$8.5

Automotive Components sales of $54.0 million in the third quarter were down 6% from the third quarter 2001 as a result of Carlisle Engineered Products exiting certain unprofitable product lines in 2002.  Although net sales were down from the third quarter 2001, earnings of $1.9 million were up 6% from a year ago as a result of significant restructuring efforts initiated in 2001.

Nine month 2002 sales of $183.8 million were 7% below $197.7 million realized in the same period 2001 due to price concessions and the decision to discontinue the production and sale of lower margin products.  The improvement in segment earnings is primarily attributable to cost improvement initiatives that have significantly lowered manufacturing and administrative costs.

Transportation Products

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
($ in millions)	2002	2001	2002	2001
Sales	$29.0	$30.0	$92.6	$94.9
EBIT	$1.9	$0.7	$4.6	$2.0

Segment sales of $29.0 million in the third quarter 2002 were slightly below third quarter 2001 sales of $30.0 million on decreased demand for commercial, construction and specialized trailers and van chassis.  Partially offsetting this decrease in demand were improved sales of OEM pavers and agricultural live bottom trailers.  Earnings of $1.9 million were substantially higher than the $0.7 million realized in the third quarter 2001 and reflect the impact of efficiency improvements, increased plant utilization, cost cutting measures and improved product mix.

Transportation Products sales of $92.6 million were 2% below last year’s first nine months sales of $94.9 million.  The lower sales were primarily associated with the decreased demand for construction, commercial and specialized trailers.  Segment earnings of $4.6 million in the first nine months 2002 were more than double the first nine months 2001 and were the result of production efficiency improvements, increased plant utilization and improved product mix.

Specialty Products

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
($ in millions)	2002	2001	2002	2001
Sales	$26.0	$28.7	$81.2	$91.6
EBIT	$(1.2)	$1.2	$(0.5)	$4.2

Sales in the Specialty Products segment of $26.0 million were down 10% from $28.7 million realized in the third quarter 2001.  The market softness experienced by Carlisle Motion Control and Carlisle Industrial Brake & Friction in the first half of 2002 continued through the third quarter.  The expected recovery at Carlisle Industrial Brake & Friction in the off-highway and industrial markets did not materialize in the third quarter and aftermarket sales at Carlisle Motion Control were below prior year levels.  The $1.2 million loss in the third quarter includes a one time $0.8 million pension curtailment charge associated with closing the Motion Control Ridgeway plant.

Current year sales of $81.2 million were 11% below the first nine months 2001 of $91.6 million.  The decrease was due primarily to lower replacement demand, as “Ton Miles Driven” was less than a year ago and as a result of weak demand in the industrial and mobile equipment markets. The $0.5 million loss in segment earnings in the first nine months of 2002 is primarily the result of the aforementioned third quarter pension curtailment charge, continued lower sales at both Motion Control and Carlisle Industrial Brake & Friction and start-up costs of new production facilities at Motion Control.

General Industry

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
($ in millions)	2002	2001	2002	2001
Sales	$102.3	$107.2	$301.4	$320.3
EBIT	$5.3	$4.9	$8.0	$11.1

General Industry sales of $102.3 million in the third quarter 2002 were 5% below the third quarter 2001 sales of $107.2 million, although operating earnings of $5.3 million in the third quarter 2002 were 8% above the third quarter 2001.  The decrease in sales in the third quarter 2002 from the third quarter 2001 was primarily the result of lower sales volume at Carlisle Systems and Equipment as manufacturers in the cheese and powder businesses deferred investments in new capital equipment.  Tensolite sales were slightly lower in the third quarter 2002 due to the depressed commercial airline market.  Partially offsetting these declines was a 13% improvement in sales at Carlisle FoodService on increased sales to major fast food accounts and the mid to upscale casual dining segment.  The 8% earnings improvement realized in the quarter was primarily the result of the Carlisle FoodService operation, although Tensolite also showed slightly higher earnings over the third quarter 2001.

Sales in the General Industry segment in the first nine months 2002 of $301.4 million were down 6% from $320.3 million in the same period 2001.  The decline in sales was primarily the result of much lower sales at Carlisle Systems and Equipment and Tensolite.  The depressed market conditions in the dairy business for cheese and powder products supplied by Carlisle Systems and Equipment continued into the third quarter and the demand in the telecommunications and commercial airline markets served by Tensolite remains at a very low level.  Sales at the Carlisle FoodService operation were up 11% due to successful strategic sales initiatives to improve market share.  Segment earnings of $8.0 million were 28% below $11.1 million generated in the first nine months 2001.  The improved earnings at Carlisle FoodService were more than offset by the decline in earnings at Carlisle Systems and Equipment and Tensolite.

Liquidity and Capital Resources

Net cash provided by operating activities was $162.5 million for the nine months ended September 30, 2002 compared to $142.4 million in 2001.  Contributing to the increase was the receipt of a tax refund of $10.0 million in the first quarter 2002 and the receipt of $7.8 million from the termination of the Company’s interest rate swaps in the third quarter 2002.  Also impacting cash flow in the 2002 period was a $30.4 million increase in the utilization of the Receivables Facility.  Cash received from the Receivables Facility in the first nine months of 2002 was $36.9 million compared to $39.6 million in the first nine months of 2001.  Cash used in investing activities was $31.7 million for the nine months ended September 30, 2002 as compared to $222.4 million in the same period last year.  The decrease reflects significantly lower acquisition activity and reduced capital spending.  Due to cash generated from operations and reduced capital spending, the Company was able to reduce debt by $118.3 million during the first nine months 2002.

Carlisle maintains a $375.0 million revolving credit facility, which had availability of $310 million at September 30, 2002.  The Company also maintains with various financial institutions $70.0 million of uncommitted lines of credit and a $20.0 million committed line of credit.  As of September 30, 2002, $75.2 million was available under these lines.  At September 30, 2002, the Company’s $100.0 million Receivables Facility was fully utilized.

The aggregate amount of long-term debt maturing in each of the next five years is approximately $1.3 million in 2003, $4.9 million in 2004, $1.3 million in 2005, $0.8 million in 2006, $150.6 million in 2007 and $122.3 million thereafter.

The Company utilizes operating leases for certain facilities and equipment.  Future minimum lease payments under non-cancelable leases with terms in excess of one year at December 31, 2001 are approximately $16.3 million in 2002, $12.3 million in 2003, $10.2 million in 2004, $9.0 million in 2005 and $7.2 million in 2006.

The Company also utilizes standby letters of credit and guarantees.  As of September 30, 2002, the Company had outstanding standby letters of credit of approximately $35.4 million used primarily to support certain of its long-term debt, leases and potential obligations under its self-insurance program. Guarantees in the amount of approximately $13.0 million issued in support of certain of the Company’s consolidated subsidiaries’ obligations were outstanding as of September 30, 2002.

Carlisle believes that its operating cash flows, credit facilities, Receivables Facility, lines of credit and leasing programs provide adequate liquidity and capital resources to fund ongoing operations, expand existing lines of business and make strategic acquisitions.  However, the ability to maintain existing credit facilities and access the capital markets can be impacted by economic conditions outside the Company’s control.  The Company’s cost to borrow and capital market access can be impacted by debt ratings assigned by independent rating agencies, based on certain credit measures such as interest coverage, funds from operations and various leverage ratios.

Backlog

The September 30, 2002 backlog of $269.0 million was slightly lower than the September 30, 2001 backlog of $273.0 million.  A decline in backlog at Carlisle Systems and Equipment and Tensolite was partially offset by a much improved backlog position at Carlisle Tire & Wheel and Carlisle Power Transmission.

Restructuring

In the first quarter of 2001, the Company recorded a $20.9 million after-tax, or $0.69 per share, restructuring charge to earnings.  The charge was primarily composed of costs related to exiting and realigning facilities in the Automotive Components and Specialty Products segments.  Approximately $15.7 million after-tax of the total charge was related to machinery, equipment and goodwill write-offs.  The remainder represented anticipated cash expenses from involuntary employee terminations and other restructuring costs.  As of September 30, 2002, the Company had substantially completed the terminations under the plan and paid approximately $7.0 million pre-tax for involuntary termination benefits.  These payments have been charged against the restructuring liability established in the first quarter 2001.

Outlook

The improvement in the overall financial performance in the third quarter 2002, amidst very challenging market conditions, was encouraging.  Our emphasis on operating efficiencies and cost control, in addition to new product development at most of our divisions, has enabled us to generate earnings growth in excess of our sales growth.  Assuming general economic conditions do not deteriorate further, we remain comfortable with our previous full year earnings guidance of $2.25 to $2.35 per share, without taking into consideration any goodwill impairment charges required as a result of implementing SFAS 142.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements are made based on known events and circumstances at the time of publication and as such, are subject in the future to unforeseen risks and uncertainties.  It is possible that the Company’s future performance may differ materially from current expectations expressed in these forward-looking statements, due to a variety of factors such as: increasing price and product/service competition by foreign and domestic competitors, including new entrants; technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost effective basis; the Company’s mix of products/services; increases in raw material costs which cannot be recovered in product pricing; domestic and foreign governmental and public policy changes including environmental regulations; protection and validity of patent and other intellectual property rights; the successful integration and identification of the Company’s strategic acquisitions; the cyclical nature of the Company’s business; and the outcome of pending and future litigation and governmental proceedings.  In addition, such statements could be affected by general industry and market conditions and growth rates and general domestic and international economic conditions including interest rate and currency exchange rate fluctuations.  Further, the terrorist attacks of September 11, 2001 in New York and Washington, D.C. and subsequent events, along with the economic consequences of such attacks and events, may adversely affect the general market conditions and the Company’s future performance.  As well, any military action with respect to Iraq and the labor dispute involving the West Coast ports, may also have an adverse affect on general market conditions and on the Company’s future performance.  In accordance with the adoption of the Statement of Financial Accounting Standards No. 142, preliminary evaluations indicate there may be an impairment of goodwill, therefore, any earnings per share guidance is exclusive of a goodwill impairment charge. The Company undertakes no duty to update forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Carlisle is exposed to the impact of changes in interest rates and market values of its debt instruments, changes in raw material prices and foreign currency fluctuations.  From time to time, the Company may manage its interest rate exposure through the use of interest rate swaps to reduce volatility of cash flows, impact on earnings and to lower its cost of capital.  As of September 30, 2002, the Company had terminated its interest rate swap contracts on its fixed rate and floating rate debt. The Company continues to monitor this risk, but currently has no derivative contracts outstanding to hedge this risk.

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

Item 4.  Controls and Procedures

Within the ninety (90) days prior to the date of this report, under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.  OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits applicable to the filing of this report are as follows:

(12)	Ratio of Earnings to Fixed Charges.

(99)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(c)	Report on Form 8-K:

On August 13, 2002, the Company filed with the Commission a Current Report on Form 8-K reporting the delivery to the Commission of the sworn statements of the Company’s principal executive officer and principal financial officer, both in accordance with Securities and Exchange Commission Order No. 4-460

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Carlisle Companies Incorporated

Date November 13, 2002	By:	/s/ Kirk F. Vincent
Kirk F. Vincent
Vice President and Chief Financial Officer

CERTIFICATIONS

I, Richmond D. McKinnish, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q of Carlisle Companies Incorporated;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)                                  designed such disclosure controls and procedures to ensure that material information  relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)                                 evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)                                  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)                                  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)                                 any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Richmond D. McKinnish
	Name:	Richmond D. McKinnish
	Title:	President and Chief Executive Officer

CERTIFICATIONS

I, Kirk F. Vincent, certify that:

1.                                         I have reviewed this quarterly report on Form 10-Q of Carlisle Companies Incorporated;

2.                                         Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                         Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                         The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)                                  designed such disclosure controls and procedures to ensure that material information  relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)                                 evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)                                  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                         The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)                                  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)                                 any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                         The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Kirk F. Vincent
	Name:	Kirk F. Vincent
	Title:	Vice President and Chief Financial Officer