Form 10-K
period 2002-12-31
CARLISLE COMPANIES INC
filed 2003-03-07
CIK 790051

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number 1-9278

CARLISLE COMPANIES INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	31-1168055 (I.R.S. Employer Identification No.)
13925 Ballantyne Corporate Place, Suite 400, Charlotte, North Carolina 28277 (Address of principal executive office, including zip code)	(704) 501-1100 (Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $1 par value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒    No    ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes    ☒    No    ☐

        As of February 26, 2003, 30,614,942 shares of common stock of the registrant were outstanding; the aggregate market value of the shares of common stock of the registrant held by non-affiliates was approximately $1,247,595,006 based upon the closing price of the common stock on the New York Stock Exchange on February 26, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 21, 2003 are incorporated by reference in Part III.

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

        Sales of the Company's products are reported by distribution to the following six industry segments: Industrial Components, Construction Materials, Automotive Components, Transportation Products, Specialty Products, and General Industry (All Other). The principal products, services and markets or customers served in each of the industry segments include:

        Industrial Components.    The principal products of this segment are bias-ply, non-automotive rubber tires, stamped and roll-formed wheels, transmission belts and accessories. Customers include golf cart manufacturers and power equipment manufacturers and boat and utility trailer manufacturers.

        Construction Materials.    The principal products of this segment are rubber and thermoplastic polyolefin roofing membranes and FleeceBACK™ sheeting used predominantly on non-residential flat roofs and related roofing accessories, including flashings, fasteners, sealing tapes, coatings and waterproofings. The markets served include new construction, re-roofing and maintenance of low-sloped roofs, water containment, HVAC sealants, and coatings and waterproofing.

        Automotive Components.    The principal products of this segment are highly engineered rubber and plastic components for first tier suppliers and other manufacturers in the automotive market.

        Transportation Products.    The principal products of this segment are specialty trailers and standard and custom-built high payload trailers and dump bodies. Customers include heavy equipment and truck dealers and commercial haulers.

        Specialty Products.    The principal products of this segment are heavy-duty friction and braking systems for truck and off-highway equipment. Customers include truck manufacturers, heavy equipment and truck dealers and aftermarket distributors.

        General Industry (All Other).    The principal products of this segment include high-grade aerospace wire, specialty electronic cable, cable assemblies and interconnects, commercial and institutional plastic foodservice permanentware and catering equipment, fiberglass and composite material trays and dishes, commercial cookware and servingware, ceramic tableware, specialty rubber and plastic cleaning brushes, stainless steel processing and containment equipment and their related process control systems, and refrigerated fiberglass truck bodies. Customers include aerospace original equipment manufacturers, electronic and communications equipment manufacturers, foodservice distributors, restaurants, food, dairy, beverage and pharmaceutical processors and distributors.

        The amount of total revenue contributed by the products or services in each industry segment for each of the last three fiscal years is as follows (in millions):

	2002	2001	2000
Industrial Components	$621.6	$476.3	$441.2
Construction Materials	488.0	464.9	407.0
Automotive Components	235.8	252.0	302.4
Transportation Products	119.6	120.3	129.6
Specialty Products	105.3	115.8	128.7
General Industry—All Other	401.0	420.2	362.2

Total	$1,971.3	$1,849.5	$1,771.1

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

        In each industry segment, satisfactory supplies of raw materials and adequate sources of energy essential for operation of the Company's businesses have generally been available to date. Uncertain economic conditions, as well as possible military action in the Middle East, however, could cause shortages of some basic materials, particularly those which are petroleum derivatives (plastic resins, synthetic rubber, etc.) and used in the Construction Materials, Industrial Components, Automotive Components, and General Industry (All Other) segments. The Company believes that energy sources are secure and sufficient quantities of raw materials can be obtained through normal sources to avoid interruption of production in 2003.

        The Company owns or holds the right to use a variety of patents, trademarks, licenses, inventions, trade secrets and other intellectual property rights which, in the aggregate, are considered significant to the successful conduct of each of the Company's six industry segments. The Company has adopted a variety of measures and programs to ensure the continued validity and enforceability of its various intellectual property rights.

        In each industry segment, the Company is engaged in businesses, and its products serve markets, that generally are highly competitive. Product lines serving most markets tend to be price competitive and all lines also compete on service and product performance. Except for Automotive Components, no industry segment is dependent upon a single customer, or a few customers, the loss of which would have a material adverse effect on the segment. Sales to its largest customer represented 35.0% of total Automotive Components segment sales in 2002.

        Order Backlog was $305.1 million at December 31, 2002, $288.2 million at December 31, 2001 and $266.3 million at December 31, 2000.

        Research and Development expenses were $19.9 million in 2002 compared to $17.3 million in 2001 and $16.5 million in 2000.

        The Company employs approximately 11,631 persons on a full-time basis.

        Sales and earnings within the Industrial Components segment tend to be somewhat higher in the first six months of the year due to peak sales in the lawn and garden market. The Automotive Components segment also tends to experience slightly higher sales and earnings in the first six months due to the automotive build schedule. Within the Construction Materials segment, sales and earnings tend to be somewhat higher during the last two quarters due to increased construction activity during those periods. The businesses of the Specialty Products, Transportation Products and General Industry (All Other) segments are generally not seasonal in nature. The businesses of all six segments are affected by the state of the general economy.

        In 2002, the Company acquired the MiraDri division of Nicolon Corporation, a leading provider of waterproofing solutions for both commercial and residential applications. The Company sold its European power transmission belt business in December 2002.

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

        Information on the Company's revenues, earnings and identifiable assets by industry segment for the last three fiscal years is as follows:

	2002	2001	2000
	(In Thousands)
Sales to Unaffiliated Customers(1)
Industrial Components	$621,569	$476,310	$441,186
Construction Materials	488,047	464,932	407,038
Automotive Components	235,822	251,963	302,355
Transportation Products	119,566	120,284	129,604
Specialty Products	105,324	115,771	128,661
General Industry (All Other)	400,952	420,217	362,223
Earnings before interest and income taxes
Industrial Components	$55,241	$29,214	$58,661
Construction Materials	66,404	60,159	57,528
Automotive Components	12,454	10,526	21,396
Transportation Products	5,962	1,633	8,794
Specialty Products	(2,092)	5,747	13,896
General Industry (All Other)	11,501	10,193	31,821
Corporate(2)	(20,819)	(50,427)	(13,213)
Identifiable Assets
Industrial Components	$438,946	$488,301	$358,944
Construction Materials	252,193	205,979	258,558
Automotive Components	107,919	120,451	139,225
Transportation Products	50,679	66,977	81,152
Specialty Products	73,127	81,116	76,690
General Industry (All Other)	315,502	357,010	315,377
Corporate(3)	77,534	78,518	75,733

(1)
Intersegment sales or transfer are not material.

(2)
Includes general corporate expenses.

(3)
Consists primarily of cash and cash equivalents, facilities, and other invested assets.

        The Company's Internet website address is www.carlisle.com. Beginning in 2003, the Company will make available free of charge on this website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after the electronic filing of such material with the Securities and Exchange Commission.

Item 2. Properties

        The number, type, location and size of the Company's properties as of December 31, 2002 are shown on the following charts, by segment.

	Number and Nature of Facilities			Square Footage (000's)
Segment
	Manufacturing(1)	Warehouse	Office	Owned	Leased
Industrial Components	17	13	2	2,814	1,293
Construction Materials	13	5	9	856	1,417
Automotive Components	11	3	2	862	285
Transportation Products	10	0	3	872	286
Specialty Products	11	1	2	942	351
General Industry (All Other)	14	6	14	891	1,085
Corporate	0	0	2	0	14

(1)
Also includes facilities which are combined manufacturing, warehouse and office space.

	Locations
Segment	North America	Europe	Other
Industrial Components	29	0	2
Construction Materials	22	1	4
Automotive Components	16	0	0
Transportation Products	10	3	0
Specialty Products	14	0	0
General Industry (All Other)	26	7	1
Corporate	2	0	0

Item 3. Legal Proceedings

        As of December 31, 2002, other than ordinary routine litigation incidental to the business, which is being handled in the ordinary course of business, neither the Company nor any of its subsidiaries are a party to, nor are any of their properties subject to any material pending legal proceedings, nor are any such proceedings known to be contemplated by governmental authorities.

Item 4. Submission of Matters to a Vote of Security Holders.

        Not applicable.

Part II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters.

        The Company's common stock is traded on the New York Stock Exchange. As of December 31, 2002, there were 2,170 shareholders of record.

        Quarterly cash dividends paid and the high and low prices of the Company's stock on the New York Stock Exchange in 2002 and 2001 were as follows:

2002	First	Second	Third	Fourth
Dividends per share	$.2100	$.2100	$.2150	$.2150
Stock Price
High	$43.95	$45.65	$47.23	$43.45
Low	$33.60	$34.75	$35.55	$32.36
2001	First	Second	Third	Fourth
Dividends per share	$.2000	$.2000	$.2100	$.2100
Stock Price
High	$43.69	$39.99	$37.06	$37.84
Low	$31.10	$32.20	$26.40	$27.70

Item 6. Selected Financial Data.

        In thousands except per share data.

Ten-Year Summary

	2002	2001	2000	1999	1998	1997	1996	1995	1994	1993
	In thousands except shareholders of record and per share data
Summary of Operations
Net sales	$1,971,280	1,849,477	1,771,067	1,611,256	1,517,494	1,260,550	1,017,495	822,534	692,650	611,270

Gross margin	$359,475	321,857	368,384	356,989	328,115	286,461	237,698	197,675	176,369	158,478

Selling & administrative expenses	$211,802	207,103	176,484	173,375	160,366	143,246	128,676	109,236	102,992	98,448

Research & development	$19,929	17,325	16,463	15,761	16,178	15,824	11,900	12,339	11,933	11,165

Interest and other expenses, net	$17,244	59,504	24,572	12,370	11,302	10,607	5,082	3,241	2,652	1,952

Income before cumulative effect of change in accounting principle	$72,378	24,841	96,180	95,794	84,866	70,666	55,680	44,081	35,568	28,378

Basic earnings per share	$2.38	0.82	3.18	3.18	2.81	2.34	1.84	1.43	1.17	0.93

Diluted earnings per share	$2.37	0.82	3.14	3.13	2.77	2.28	1.80	1.41	1.15	0.92

Cumulative effect of change in accounting principle	$(43,753)	—	—	—	—	—	—	—	—	—

Basic earnings per share	$(1.44)	—	—	—	—	—	—	—	—	—

Diluted earnings per share	$(1.43)	—	—	—	—	—	—	—	—	—

Net earnings	$28,625	24,841	96,180	95,794	84,866	70,666	55,680	44,081	35,568	28,378

Basic earnings per share	$0.94	0.82	3.18	3.18	2.81	2.34	1.84	1.43	1.17	0.93

Diluted earnings per share	$0.94	0.82	3.14	3.13	2.77	2.28	1.80	1.41	1.15	0.92

Financial Position
Net working capital	$157,246	281,165	312,192	300,660	223,188	191,450	175,285	153,709	164,669	144,474

Property, plant and equipment, net	$447,986	447,660	402,614	349,451	354,769	294,165	264,238	193,133	158,238	142,229

Total assets	$1,315,900	1,398,352	1,305,679	1,080,662	1,022,852	861,216	742,463	542,423	485,283	420,363

Long-term debt	$293,124	461,379	396,864	281,744	273,521	209,642	191,167	72,725	69,148	59,548

% of total capitalization	34.6	46.1	42.0	37.2	40.3	37.6	38.4	21.0	21.8	21.3

Shareholders' equity	$553,077	540,284	547,879	478,133	405,435	347,253	307,607	273,582	247,850	220,523

Other Data
Average shares outstanding—basic	30,441	30,260	30,239	30,166	30,179	30,235	30,281	30,759	30,519	30,590

Average shares outstanding—diluted	30,583	30,450	30,599	30,635	30,674	31,025	30,953	31,226	30,960	30,956

Dividends paid	$25,887	24,883	22,989	20,511	18,105	15,868	14,129	12,928	11,605	10,705

Per share	$0.85	0.82	0.76	0.68	0.60	0.53	0.47	0.42	0.38	0.35

Capital expenditures	$39,336	65,945	59,419	47,839	95,970	59,531	34,990	37,467	31,082	28,490

Depreciation & amortization	$56,994	63,960	59,549	47,414	45,221	38,755	29,758	23,230	21,940	20,688

Shareholders of record	2,170	2,257	2,396	2,546	2,443	2,068	2,145	2,054	2,350	2,186

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's Discussion and Analysis of Financial Condition and Results of Operations

        Carlisle Companies Incorporated ("Carlisle" or the "Company") reported net sales of $1.971 billion in 2002, exceeding 2001 sales of $1.849 billion by 7%, or $122 million. Increased sales in the Industrial Components segment from Carlisle Tire & Wheel Company, and the full year effect of acquiring Dayco Industrial Power Transmission, renamed Carlisle Power Transmission in August 2001, accounted for most of the sales growth and offset sales declines at Carlisle Engineered Products, Carlisle Motion Control, Carlisle Industrial Brake & Friction, Tensolite and Carlisle Systems & Equipment. Net sales in 2001 exceeded 2000 net sales of $1.771 billion by 4%, or $78 million, primarily as a result of increased sales in the Construction Materials segment and the full year impact of acquisitions completed in 2000.

        Net earnings in 2002 were $72.4 million, or $2.37 per share (diluted), before a change in accounting principle, compared to 2001 net earnings of $24.8 million, or $0.82 per share (diluted). The evaluation of goodwill, required by the Financial Accounting Standard Board's SFAS 142, resulted in a reduction of the carrying value of goodwill for businesses in the Transportation Products and the General Industry segments. The net earnings effect of the evaluation resulted in a transitional charge to earnings of $43.8 million (net of income tax), or $1.43 per share (diluted). The impact of the goodwill impairment in 2002 reduced net earnings from operations of $72.4 million to $28.6 million, or $0.94 per share (diluted). The goodwill reduction was reported as a change in accounting principle effective January 1, 2002.

        Also, in accordance with SFAS 142, goodwill and indefinite-lived intangible assets are no longer amortized. This change had a positive impact of $8.4 million, or $0.28 per share in 2002. The impact on Earnings Before Interest and Taxes ("EBIT" or "earnings") by segment in 2002 was as follows: Industrial Components, $2.9 million; Construction Materials, $0.9 million; Automotive Components, $1.7 million; Transportation Products, $1.7 million; Specialty Products, $0.3 million; General Industry, $7.4 million; and Corporate, $(2.2) million.

        Net earnings in 2001 were $24.8 million, or $0.82 per share compared to 2000 net earnings of $96.2 million, or $3.14 per share (diluted). Results for 2001 included a $21.5 million or $0.70 per share after tax restructuring charge recorded in the first quarter. After factoring out the effect of the restructuring charge, net earnings were $46.3 million or $1.52 per share (diluted). The disappointing results in 2001 were primarily caused by steep declines in demand in many of the markets served by Carlisle. Lower earnings were experienced at most of the operations throughout the year as management reduced production at several manufacturing operations to control inventory levels. Unabsorbed fixed overhead due to lower levels of production and pricing pressure to maintain market share also contributed to the decrease in earnings.

        During 2002, Carlisle completed one acquisition and one divestiture. MiraDri, a leading provider of waterproofing solutions for commercial and residential applications was acquired in October 2002, and is included in the Construction Materials segment. The European power transmission belt business that was part of the Dayco Power Transmission business, acquired by Carlisle in August 2001, was sold in December 2002. The sale of the European power transmission business resulted in a $0.8 million pre-tax loss.

        Six acquisitions were completed in 2001. These acquisitions were: (1) Stork Friesland B.V. and (2) Siersema Sheffers B.V., both Dutch based designers and sellers of evaporators and spray dryers for milk powder processing, (3) EcoStar, Inc., a provider of synthetic roofing tiles for the steep-sloped roofing market, (4) Wincanton Engineering Ltd., a UK based designer and manufacturer of processing equipment for the food, dairy and beverage industries, (5) Connecting Devices, Inc., a designer and manufacturer of RF/microwave connectors and cable assemblies serving the wireless, Internet infrastructure and optoelectronic switch markets, and (6) the Dayco Industrial Power Transmission business of Mark IV Industries, a manufacturer of transmission belts and accessories used by industrial customers to transfer power from motors and engines to motive and stationary drive systems.

Operating Segments

Industrial Components

        Sales of $622 million in 2002 increased 31% over sales of $476 million realized in 2001. The full year effect of acquiring the Dayco Industrial Power Transmission business in August 2001 accounted for 74% of the increase in sales. Carlisle Tire & Wheel Company's sales improved on higher sales of lawn and garden tires and wheels, trailer tires and wheels, ATV tires, and higher aftermarket sales. In 2001, segment sales increased 8% over 2000 sales of $441 million as a result of the acquisition of Dayco Industrial Power Transmission.

        Segment earnings of $54.2 million in 2002 were 86% above 2001 earnings of $29.2 million. Current year earnings include a $0.8 million loss on the sale of Carlisle Power Transmission's European belt business. Carlisle Tire & Wheel Company accounted for 65% of the earnings improvement on increased sales, favorable raw material costs, cost reduction programs, manufacturing efficiencies realized through increased production volume and the termination of goodwill amortization in 2002 ($2.9 million). Segment earnings in 2001 decreased 50% from 2000 earnings of $58.7 million as the result of extremely soft markets, price concessions and lower production at Carlisle Tire & Wheel Company. Sales and earnings in this segment tend to be somewhat higher in the first six months of the year due to peak sales of lawn and garden tires and wheels.

Construction Materials

        Segment sales of $488 million in 2002 were 5% over 2001 sales of $465 million. The acquisition of MiraDri in the fourth quarter accounted for 29% of the improvement. Overall, 2002 was a difficult year for the Construction Materials segment. Commercial construction in the United States was down 16%. Industry shipments of EPDM or rubber roofing membrane declined approximately 15%. Carlisle SynTec was able to mitigate this decline in demand with higher sales of thermoplastic polyolefin ("TPO") roofing membrane and increased sales of niche products. Additionally, EPDM sales in the RV and pond lining markets were substantially higher in 2002 than in the prior year. Sales of EcoStar residential roofing tiles showed continued improvement in 2002. In 2001, segment sales were up 14% over 2000 sales of $407 million with significant growth in shipments of EPDM roofing membrane and accessories, TPO roofing membrane, insulation and as a result of the 2001 acquisition of EcoStar.

        Segment earnings were up 10% in 2002 to $66.4 million, from $60.2 million in 2001. The earnings improvement was primarily the result of lower raw material costs, cost reduction programs and improved production efficiencies at Carlisle SynTec, increased earnings at Icopal, a minority-owned joint venture, the acquisition of MiraDri, and the termination of goodwill amortization in 2002 ($0.9 million). In 2001, segment earnings were 5% above $57.5 million earned in 2000, as a result of higher sales volume and additional sales of higher-margin specialty products. Sales and earnings in this segment tend to be somewhat higher in the second and third quarters of the year due to increased construction activity during those periods.

Automotive Components

        Sales of $236 million were 6% below 2001 net sales of $252 million. Price concessions and the decision to exit lower margin products were the major reasons for the lower sales in 2002. In 2001, segment sales were down 17% from 2000 sales of $302 million due to an overall reduction in vehicle build rates in 2001.

        Segment earnings of $12.4 million were 18% above 2001 earnings of $10.5 million. The earnings improvement was primarily attributable to the restructuring programs completed in the prior year and the termination of goodwill amortization in 2002 ($1.7 million). Earnings in 2001 were below 2000 earnings due to a decrease in net sales and lower production throughout 2001. Overhead costs were reduced in 2001, but cut-backs in production more than offset these savings. Sales in this segment tend to be higher in the first six months of the year due to the automotive build schedule.

Transportation Products

        Sales of $120 million were slightly below 2001 sales due primarily to exiting low margin business. Improved sales volume in stainless steel tank trailers, OEM-pavers, agricultural live-bottom and construction trailer sales was offset by lower sales in specialized and commercial trailers and van chassis. The 7% sales decrease in 2001 from 2000 was the result of a significant decline in demand for construction and live-bottom trailers, commercial and dump trailers, and competitive pricing required to maintain market share.

        Segment earnings in 2002 of $6.0 million increased substantially from $1.6 million in 2001. The increase was generated from production efficiency improvements, increased plant utilization, improved product mix, and the termination of goodwill amortization in 2002 ($1.7 million). Segment earnings in 2001 were 81% below 2000 earnings as the result of price discounting across most product lines, unabsorbed fixed overhead from reduced production levels and higher utility costs.

Specialty Products

        Net sales of $105 million in 2002 were 9% below net sales of $116 million realized in 2001. Sales at Carlisle Industrial Brake & Friction were 12% lower due to weak product demand combined with inventory reduction programs at several large customers in both industrial friction and brake components. This downturn was prevalent in the domestic markets as well as in markets throughout Europe. Carlisle Motion Control sales were lower, with sales to original equipment manufacturers and distributors accounting for most of the decrease in volume. Distributor sales remained soft as companies lowered their inventories in line with maintenance schedules. Segment sales in 2001 were 10% below $129 million in 2000 due to the general market conditions in both industrial friction and brake components.

        The $2.1 million loss in 2002 was primarily associated with Carlisle Motion Control. Weak demand in the industrial and mobile equipment markets, lower aftermarket sales, reduced production levels, a pension curtailment charge and other shutdown and relocation expenses associated with closing its Ridgway, Pennsylvania facility, and startup costs at its South Hill, Virginia facility contributed to the unfavorable results at Carlisle Motion Control. Carlisle Industrial Brake & Friction earnings were below 2001 earnings due to competitive pricing pressures, lower demand for heavy construction and industrial equipment, and relocation and startup costs. Earnings include the favorable effect of the termination of goodwill amortization in 2002 ($0.3 million). Segment earnings in 2001 were 59% below 2000 results due to competitive pricing pressure, lower customer demand, increased sales of lower margin consumer market products, reduced production to keep inventories in line with lower demand, and startup costs at the Carlisle Motion Control facility in South Hill, Virginia.

General Industry (All Other)

        General Industry segment sales in 2002 of $401 million were 5% below 2001 net sales of $420 million. A 12% increase in sales at Carlisle FoodService was more than offset by sales declines at Carlisle Systems & Equipment and Tensolite. The higher sales at Carlisle FoodService resulted from increased sales to major fast food customers and the mid to upscale casual dining segment. Weak market conditions in the dairy business for cheese and powder products were the primary reasons for a 10% reduction in Carlisle Systems & Equipment sales, as manufacturers were reluctant to invest in new capital equipment. Tensolite's net sales declined 17% in 2002, with two-thirds of the decrease occurring in the commercial aircraft industry. The remaining decrease in sales at Tensolite was the result of a severe downturn in the electronic and telecommunication markets. In 2001, segment sales were 16% above 2000 sales of $362 million as a result of acquisitions completed at Carlisle Systems & Equipment and Tensolite.

        Segment earnings of $11.5 million in 2002 were 13% above $10.2 million in 2001. The improvement in earnings was primarily driven by Carlisle FoodService due to increased sales, lower manufacturing costs, and favorable absorption of fixed overhead costs. The sales decline and severe price competition were the major reasons for an earnings decline in the Carlisle Systems & Equipment businesses. Lower earnings at Tensolite were the result of reduced sales, lower production to maintain inventories in line with sales demand, and closing its Andover, Massachusetts plant. Segment earnings in 2002 were benefited by $7.4 million resulting from the termination of goodwill amortization following the adoption of SFAS 142 as compared to 2001, but included $4.6 million in shutdown and relocation related costs. Segment earnings of $10.2 million in 2001 were 68% below $31.8 million in 2000. Lower sales and margin erosion at most of the operations in this segment more than offset the earnings growth from acquisitions.

Financial Results

        Gross margin, expressed as a percent of sales, represents the difference between net sales and cost of goods sold. Margins declined from 20.8% of sales in 2000 to 17.4% in 2001, and increased to 18.2% in 2002. The decline in 2001 reflects the competitive marketplace, higher raw material costs, and unfavorable overhead absorption due to production cut-backs at many operations. The margin improvement in 2002 reflects improved operating efficiency through cost reduction programs, increased production volume and lower raw material costs.

        Selling and administrative expenses, expressed as a percent of net sales, decreased from 11.2% in 2001 to 10.7% of net sales in 2002, but were above 10.0% realized in 2000. The 2002 decrease in expense as a percent of net sales was primarily the result of the adoption of SFAS 142 which disallowed the amortization of goodwill and indefinite-lived assets beginning in 2002. Excluding the amortization expense in 2001 would result in selling and administrative expenses of 10.5%, as a percent of sales. Cost control remains a priority and measures were taken in 2001 and 2002 to reduce selling and administrative expenses, but the decline in sales at several operations exceeded cost reductions.

        Total costs, which include raw material, manufacturing, selling and administrative, and research and development costs, expressed as a percent of total net sales, decreased to 93.5% in 2002, from 94.7% in 2001 (excluding the 2001 restructuring charge). The decrease in 2002 was the result of lower raw material costs, improved manufacturing efficiencies through increased production and cost reduction programs, and the elimination of amortization expense in 2002 in accordance with SFAS 142. Total costs, as a percent of sales, would have been 94.1% in 2001 without goodwill amortization. Research and development expense, as a percent of sales, increased to 1.0% in 2002 from 0.9% in 2001. The increase in total costs as a percent of net sales in 2001 from 90.1% in 2000 was the result of unabsorbed fixed overhead costs caused by reduced production levels at many operations.

        Interest expense, net decreased to $17.2 million in 2002 from $29.1 million in 2001, due to lower interest rates and reduced average borrowings as a result of the cash generated from operations and increased borrowings under the accounts receivable securitization program. Interest expense, net increased to $29.1 million from $28.0 million in 2000. The increase in 2001 was due to increased debt incurred to finance acquisitions, partially offset by slightly lower overall interest rates.

        Income taxes, for financial reporting purposes, in 2002 and 2001 were at an effective tax rate of 34.5%, excluding the effect of the SFAS 142 goodwill impairment, compared to 36.2% in 2000. The implementation of various foreign and state tax strategies was responsible for the improvement.

        Receivables of $143 million decreased from $182 million in 2001. The decrease in receivables was associated with an increase in the utilization of the accounts receivable securitization program initiated in 2001. In 2002, an additional $37 million was sold under the securitization program bringing total receivables sold through the program to $100 million at the end of 2002, up from $63 million in 2001. Days sales outstanding were reduced from 48 in 2001 to 45 days at the end of 2002. Receivables declined 15% in 2001 from 2000 as a result of the implementation of the accounts receivable securitization program. Proceeds from this program of $63 million were used to repay bank debt. Without giving effect to this program, receivables would have increased from $214 million in 2000 to $245 million in 2001 as a result of higher sales in the fourth quarter of 2001 and the impact of acquisitions.

        Inventories, valued by the last-in, first-out ("LIFO") method (53%) and the first-in, first-out ("FIFO") method (47%), were $249 million at year end 2002, a slight increase from $246 million at the end of 2001. In 2001, inventory decreased 11% from 2000's year-end position of $277 million as a result of many operations reducing inventories in line with demand.

        Prepaid expenses and other current assets of $38 million at the end of 2002, decreased from $89 million in 2001, primarily as a result of reductions in other receivables and notes receivable. Other receivables were $34 million lower due to the receipt of tax refunds, the reclassification of a note to long-term receivables, the receipt of the final payment on the sale of the Company's remaining minority interest in its leasing joint venture sold on December 31, 2001, and reductions in other receivables. Notes receivable decreased $14 million primarily as a result of the Company's purchase of the remaining minority interest in an unconsolidated investment.

        Receivables and other assets of $19 million at the end of 2002 were above $4 million at December 31, 2001. Most of the increase was the result of the aforementioned reclassification of a note receivable to other long-term assets.

        Capital expenditures totaled $39 million in 2002, a significant reduction from $66 million in 2001. The major capital expenditures in 2002 included capacity expansions for the manufacture of automotive components, heavy-duty friction products, and transmission belts in China, in addition to the initial costs to install a fully integrated ERP system at Carlisle Tire & Wheel Company. Capital expenditures of $66 million in 2001 were $7 million higher than 2000 capital spending of $59 million.

Liquidity and Capital Resources

        Net cash provided by operating activities was $226 million in 2002, $225 million in 2001 and $128 million in 2000. Contributing to the 2002 operating cash flow was the receipt of tax refunds of approximately $21 million and the receipt of $7.8 million from the termination of interest rate swaps. Also impacting cash flow in 2002 was a $37 million increase in the utilization of the Company's accounts receivable securitization program. Operating cash flow for 2001 was favorably impacted by a reduction in receivables of $33 million as a result of the securitization program and a $60 million reduction in inventories, excluding the effect of acquisitions. Cash used in investing activities was $57 million in 2002, $218 million in 2001, and $272 million in 2000. The decrease in 2002 reflects significantly lower acquisition activity and reduced capital spending. Cash generated from operations and reduced acquisitions and capital spending allowed the Company to reduce debt by $153 million during 2002.

        Carlisle maintains a $375 million revolving credit facility, which had availability of $342 million at December 31, 2002. The Company also maintains with various financial institutions $35 million in committed lines of credit and a $55 million uncommitted line of credit. As of December 31, 2002, $77 million was available under these lines. At December 31, 2002, the Company's $100 million receivables facility was fully utilized.

        The following table quantifies certain contractual cash obligations and commercial commitments at December 31, 2002:

	Total	2003	2004	2005	2006	2007	Thereafter
	In thousands
Short-term credit lines and long-term debt	$337,859	$53,038	$2,792	$1,491	$965	$150,720	$128,853
Noncancellable operating leases	88,112	16,996	13,324	11,346	9,946	8,273	28,227

Total Commitments	$425,971	$70,034	$16,116	$12,837	$10,911	$158,993	$157,080

        At December 31, 2002, letters of credit amounting to $34.5 million were outstanding, primarily to provide security under insurance arrangements and certain borrowings.

        The Company has financial guarantees in place for certain of its operations in Asia and Europe to facilitate working capital needs, and warranty and other contractual obligations. At December 31, 2002, the Company had provided guarantees of $5.1 million which are included in current liabilities in the Company's Consolidated Balance Sheet. The fair value of these guarantees is estimated to equal the amount of the guarantees at December 31, 2002.

        Carlisle believes that its operating cash flows, credit facilities, accounts receivable securitization program, lines of credit, and leasing programs provide adequate liquidity and capital resources to fund ongoing operations, expand existing lines of business and make strategic acquisitions. However, the ability to maintain existing credit facilities and access the capital markets can be impacted by economic conditions outside the Company's control. The Company's cost to borrow and capital market access can be impacted by debt ratings assigned by independent rating agencies, based on certain credit measures such as interest coverage, funds from operations and various leverage ratios.

Market Risk

        Carlisle is exposed to the impact of changes in interest rates and market values of its debt instruments, changes in raw material prices and foreign currency fluctuations. From time to time the Company may manage its interest rate exposure through the use of interest rate swaps to reduce volatility of cash flows, impact on earnings and to lower its cost of capital. As of December 31, 2002, the Company had terminated its interest rate swap contracts on its fixed rate and floating rate debt. The Company continues to monitor this interest rate risk, but currently has no derivative contracts outstanding to hedge this risk.

        The Company's operations use certain commodities such as plastics, carbon black, synthetic and natural rubber and steel. As such, the Company's cost of operations is subject to fluctuations as the markets for these commodities change. The Company monitors these risks, but currently has no derivative contracts in place to hedge these risks.

        International operations are exposed to translation risk when the local currency financial statements are translated into U.S. Dollars. Carlisle monitors this risk, but currency hedges are not currently in place, as this valuation risk is considered minimal. Less than 10% of the Company's 2002 revenues are in currencies other than the U.S. Dollar.

Environmental

        Carlisle management recognizes the importance of the Company's responsibilities toward matters of environmental concern. Programs are in place to monitor and test facilities and surrounding environments and, where practical, to recycle materials. Carlisle has not incurred material charges relating to environmental matters in 2002 or in prior years, and none are currently anticipated.

Backlog

        Backlog was $305 million at December 31, 2002 compared to $288 million in 2001. Most of the increase was due to higher backlog positions at Carlisle Tire & Wheel Company and Carlisle Systems & Equipment, and was partially offset by a decrease at Tensolite, due to the continued softness in the commercial aircraft and telecommunication markets.

Restructuring

        In the first quarter 2001, the Company recorded a $21.5 million after-tax, or $.70 per share (diluted), restructuring charge to earnings. This charge was primarily composed of costs related to exiting and realigning facilities in the Automotive Components and Specialty Products segments. Approximately $16.1 million of the total after-tax charge was related to machinery, equipment, and goodwill write-offs. The remainder represented anticipated cash expenses from involuntary employee terminations and other restructuring costs. As of December 31, 2002, the Company had completed the terminations under the plan and paid approximately $7.0 million pre-tax for involuntary termination benefits. These payments have been charged against the restructuring liability established in the first quarter of 2001.

Critical Accounting Policies

        Carlisle's significant accounting policies are more fully described in the Notes to Consolidated Financial Statements. Certain of Carlisle's accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, our observation of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. The Company considers certain accounting policies related to revenue recognition, estimates of reserves for receivables and inventory, deferred revenue and product warranty, valuation of long-lived assets, and pensions and other post-retirement plans to be critical policies due to the estimation processes involved.

        Revenue Recognition.    Almost all of Carlisle's consolidated revenues are recognized when the goods are shipped and title has passed to the customer or when services are performed. Provisions for discounts and rebates to the customers and other adjustments are provided for at the time of sale as a deduction to revenue. Approximately 7% of 2002 revenue was recognized under the percentage-of-completion method. The products sold under the percentage-of-completion method tend to be sold pursuant to long-term, generally fixed-priced contracts that may extend up to 18 months in duration. The percentage-of-completion method results in the recognition of consistent profit margins over the life of a contract. Amounts recognized in revenue under this method are calculated using the percentage of construction cost completed, on a cumulative cost-to-total cost basis. Cumulative revenues recognized may be less or greater than cumulative costs and profits billed at any point in time during a contract's term.

        Allowance for Doubtful Accounts.    We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined by our review of their credit information. Allowances for doubtful accounts are estimated based on the evaluation of potential losses related to customer receivable balances. Estimates are developed by using standard quantitative measures based on historical losses, adjusting for current economic conditions and, in some cases, evaluating specific customer accounts for risk of loss. The reserve for doubtful accounts was $9.3 million at December 31, 2002 and December 31, 2001. Changes in economic conditions in specific markets in which the Company operates could have an effect on reserve balances required.

        Inventories.    We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. We regularly review inventory quantities on hand for excess and obsolete inventory based on our estimated forecast of product demand and production requirements for the next twelve months and issues related to specific inventory items. A significant increase in the demand for our products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory on hand.

        Deferred Revenue and Product Warranty.    The Company offers extended warranty contracts on sales of certain products. All revenue for the sale of these contracts is deferred and amortized on a straight-line basis over the life of the contracts. Costs of services performed under these contracts are charged to expense as incurred. The Company estimates warranty costs for claims filed using standard quantitative measures based on historical warranty claim experience. The establishment of reserves requires the use of judgment and assumptions regarding the potential for losses relating to warranty issues.

        Valuation of Long-Lived Assets and Acquired Intangibles.    Carlisle adopted SFAS 142 effective January 1, 2002. SFAS 142 requires annual valuations of each applicable underlying business as described below. The business valuation reviews conducted in 2002 resulted in a reduction of the carrying value of goodwill for the Transportation Products segment and the General Industry segment. The goodwill reduction was reported as a cumulative effect of a change in accounting principle retroactive to the beginning of 2002 and resulted in a transitional charge to earnings, net of taxes, of $43.8 million, or $1.43 per share (diluted). With the adoption of this standard, beginning in 2002, goodwill is not amortized. Goodwill amortization was $8.4 million or $0.28 per share in 2001. At December 31, 2002, total assets included $297 million of goodwill.

        As a result of SFAS 142, the Company no longer amortizes goodwill but instead performs a review of goodwill for impairment annually or earlier if indicators of potential impairment exist. The fair value of the assets including goodwill balances is determined based on discounted estimated future cash flows. The assumptions used to estimate fair value include management's best estimates of future growth rates, capital expenditures, discount rates, and market conditions. If the estimated fair value of a business unit with goodwill is determined to be less than its book value, the Company is required to estimate the fair value of all identifiable assets and liabilities of that business unit. This requires valuation of certain internally developed and unrecognized assets. Once this process is complete, the amount of goodwill impairment, if any, can be determined. These valuations can be significantly affected by estimates of future performance and discount rates over a relatively long period of time, market price valuation multiples and marketplace transactions in related markets. These estimates will likely change over time. Some of our businesses operate in cyclical industries and the valuation of these businesses can be expected to fluctuate as a result of their cyclicality. SFAS 142 does not permit retroactive application to years prior to adoption. Therefore, earnings beginning in 2002 tend to be higher than earlier periods as a result of this accounting change, except for the effects of the impairment provision in current results. We believe it is inappropriate to conclude whether the likelihood of any impairment charge resulting from subsequent annual reviews is more likely in any business segment compared to another segment. Any resulting impairment loss could have an adverse impact on our financial condition and results of operations.

        Pensions and Other Post-Retirement Plans.    Carlisle maintains defined benefit retirement plans for the majority of its employees. The annual net periodic expense and benefit obligations related to these plans are determined on an actuarial basis. This determination requires assumptions to be made concerning the discount rate, long-term return on plan assets and increases to compensation levels. These assumptions are reviewed periodically by management in consultation with its independent actuary. Changes in the assumptions to reflect actual experience can result in a change in the net periodic expense and accrued benefit obligations. The defined benefit plans' assets consist primarily of publicly-listed common stocks and corporate bonds, and the market value of these assets is determined under the fair value method. The Company uses a September 30 measurement date for valuation purposes. Deviations of actual results as compared to expected results are recognized over a five-year period. The expected rate of return on plan assets was 8.75% and the discount rate was 6.75% for the 2002 valuation. While the Company believes 8.75% is a reasonable expectation based on the plan assets' mix of fixed income and equity investments, significant differences in our actual experience or significant changes in our assumptions may materially affect the pension obligations and our future expense.

        Carlisle also has a limited number of unfunded post-retirement benefit programs that provide certain retirees with medical and prescription drug coverage. The annual net periodic expense and benefit obligations of these programs are also determined on an actuarial basis and are subject to assumptions on the discount rate and increases in compensation levels. The plans have maximum obligation limits for the Company and are therefore not subject to health care cost trend rate assumptions. Like the defined benefit retirement plans, these plans' assumptions are reviewed periodically by management in consultation with its independent actuary. Changes in the assumptions can result in a change in the net periodic expense and accrued benefit obligations.

Forward-Looking Statements

        This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are made based on known events and circumstances at the time of publication, and as such, are subject in the future to unforeseen risks and uncertainties. It is possible that the Company's future performance may differ materially from current expectations expressed in these forward-looking statements, due to a variety of factors such as: increasing price and product/service competition by foreign and domestic competitors, including new entrants; technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost effective basis; the Company's mix of products/services; increases in raw material costs which cannot be recovered in product pricing; domestic and foreign governmental and public policy changes including environmental regulations; threats associated with and efforts to combat terrorism; protection and validity of patent and other intellectual property rights; the successful integration and identification of the Company's strategic acquisitions; the cyclical nature of the Company's businesses; and the outcome of pending and future litigation and governmental proceedings. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions including interest rate and currency exchange rate fluctuations. Further, any conflict in the international arena may adversely affect the general market conditions and the Company's future performance. The Company undertakes no duty to update forward-looking statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

        Information concerning market risk is set forth in Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Market Risk."

Item 8. Financial Statements and Supplementary Data.

Consolidated Statements of Earnings and Shareholders' Equity

	For the years ended December 31
	2002	2001	2000
	In thousands except treasury shares and per share data
Net sales	$1,971,280	$1,849,477	$1,771,067

Cost and expenses:
Cost of goods sold	1,611,805	1,527,620	1,402,683
Selling and administrative expenses	211,802	207,103	176,484
Research and development expenses	19,929	17,325	16,463
Restructuring charges	—	32,811	—
Other (income) and expense, net	93	(2,427)	(3,446)

Earnings before interest and income taxes	127,651	67,045	178,883
Interest expense, net	17,151	29,120	28,018

Earnings before income taxes and cumulative effect of change in accounting principle	110,500	37,925	150,865
Income taxes	38,122	13,084	54,685

Income before cumulative effect of change in accounting principle	72,378	24,841	96,180

Cumulative effect on prior years (to December 31, 2001) of Goodwill Impairment, net of taxes of $12,072	(43,753)	—	—

Net Income	$28,625	$24,841	$96,180

Earnings per share—Basic
Income before cumulative effect of change in accounting principle	$2.38	$0.82	$3.18
Cumulative effect of change in accounting principle	(1.44)	—	—

Net Income	$0.94	$0.82	$3.18

Earnings per share—Diluted
Income from continuing operations	$2.37	$0.82	$3.14
Cumulative effect of change in accounting principle	(1.43)	—	—

Net Income	$0.94	$0.82	$3.14

Weighted-average common shares outstanding
Basic	30,441	30,260	30,239
Effect of dilutive stock options	142	190	360

Diluted	30,583	30,450	30,599

	Comprehensive Income	Common Stock	Additional Paid-In Capital	Accum Other Comprehensive Income (Loss)	Retained Earnings	Cost of Shares in Treasury	Total Shareholders Equity
Balance at December 31, 1999		$39,331	$5,571	$(1,658)	$545,404	$(110,515)	$478,133
Net earnings	$96,180	—	—	—	96,180	—	96,180
Other comprehensive loss, net of tax	(2,966)	—	—	(2,966)	—	—	(2,966)

Comprehensive Income	$93,214
Cash dividends—$0.76 per share		—	—	—	(22,989)	—	(22,989)
Exercise of stock options & other		—	4,697	—	—	4,627	9,324
Purchase of 255,612 treasury shares		—	—	—	—	(9,803)	(9,803)

Balance at December 31, 2000		39,331	10,268	(4,624)	618,595	(115,691)	547,879
Net earnings	$24,841	—	—	—	24,841	—	24,841
Other comprehensive loss, net of tax	(5,242)	—	—	(5,242)	—	—	(5,242)

Comprehensive Income	$19,599
Cash dividends—$0.82 per share		—	—	—	(24,883)	—	(24,883)
Exercise of stock options & other		—	7,307	—	—	5,232	12,539
Purchase of 389,246 treasury shares		—	—	—	—	(14,850)	(14,850)

Balance at December 31, 2001		39,331	17,575	(9,866)	618,553	(125,309)	540,284
Net earnings	$28,625	—	—	—	28,625	—	28,625
Other comprehensive income, net of tax	175	—	—	175	—	—	175

Comprehensive Income	$28,800
Cash dividends—$0.85 per share		—	—	—	(25,887)	—	(25,887)
Exercise of stock options & other		—	5,333	—	—	4,707	10,040
Purchase of 4,119 treasury shares		—	—	—	—	(160)	(160)

Balance at December 31, 2002		$39,331	$22,908	$(9,691)	$621,291	$(120,762)	$553,077

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

	As of December 31
	2002	2001
	In thousands except share data
Assets
Current assets:
Cash and cash equivalents	$23,041	$15,606
Receivables, less allowances of $9,263 in 2002 and $9,330 in 2001	142,622	181,570
Inventories	248,801	246,173
Deferred income taxes	29,208	21,093
Prepaid expenses and other current assets	37,836	88,830

Total current assets	481,508	553,272

Property, plant and equipment, net	447,986	447,660

Other assets:
Patents, goodwill and other intangible assets, net	305,624	336,814
Investments and advances to affiliates	62,123	56,671
Receivables and other assets	18,659	3,935

Total other assets	386,406	397,420

	$1,315,900	$1,398,352

Liabilities and Shareholders' Equity
Current liabilities:
Short-term debt, including current maturities	$53,038	$17,688
Accounts payable	136,881	137,098
Deferred revenue	15,631	15,065
Accrued expenses	118,712	102,256

Total current liabilities	324,262	272,107

Long-term liabilities:
Long-term debt	293,124	461,379
Deferred revenue	64,957	65,480
Other liabilities	80,480	59,102

Total long-term liabilities	438,561	585,961

Shareholders' equity:
Preferred stock, $1 par value. Authorized and unissued 5,000,000 shares Common stock, $1 par value. Authorized 100,000,000 shares; 39,330,624 shares issued; 30,597,869 outstanding in 2002 and 30,263,084 outstanding in 2001	39,331	39,331
Additional paid-in capital	22,908	17,575
Accumulated other comprehensive loss	(9,691)	(9,866)
Retained earnings	621,291	618,553
Cost of shares in treasury—8,732,755 shares in 2002 and 9,067,540 shares in 2001	(120,762)	(125,309)

Total shareholders' equity	553,077	540,284

	$1,315,900	$1,398,352

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	For the years ended December 31
	2002	2001	2000
	In thousands
Operating activities
Net earnings	$28,625	$24,841	$96,180
Reconciliation of net earnings to cash flows:
Depreciation	54,996	49,845	48,346
Amortization	1,998	14,115	11,203
Deferred taxes	17,723	17,464	9,303
Goodwill transitional impairment, net of tax	43,753	—	—
Restructuring charge	—	24,650	—
Loss (gain) on divestiture and sales of fixed assets	1,598	(4,880)	2,871
Changes in assets and liabilities, excluding effects of acquisitions and divestitures:
Current and long-term receivables	22,967	522	119
Sale of receivables under securitization	36,903	33,097	30,000
Inventories	(2,087)	59,530	(36,984)
Accounts payable and accrued expenses	6,158	19,846	(32,988)
Prepaid and current income taxes	16,238	(6,290)	7,610
Long-term liabilities	(401)	(5,125)	(7,731)
Other	(2,414)	(2,764)	120

Net cash provided by operating activities	226,057	224,851	128,049

Investing activities
Capital expenditures	(39,336)	(65,945)	(59,419)
Acquisitions, net of cash	(27,030)	(174,619)	(209,454)
Proceeds from sale of property, equipment and business	10,734	20,012	782
Other	(1,613)	2,818	(4,174)

Net cash used in investing activities	(57,245)	(217,734)	(272,265)

Financing activities
Net change in short term borrowings and revolving credit lines	(151,862)	29,077	171,773
Reductions of long-term debt	(781)	(428)	(2,616)
Dividends	(25,887)	(24,883)	(22,989)
Treasury shares and stock options, net	9,880	(2,311)	(479)

Net cash (used in) provided by financing activities	(168,650)	1,455	145,689

Effect of exchange rate changes on cash	7,273	(1,933)	(2,923)

Change in cash and cash equivalents	7,435	6,639	(1,450)
Cash and cash equivalents
Beginning of year	15,606	8,967	10,417

End of year	$23,041	$15,606	$8,967

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

Summary of Accounting Policies

Nature of Business

        Carlisle Companies Incorporated, its wholly-owned subsidiaries and their divisions or subsidiaries, referred to herein as the "Company" or "Carlisle," manufacture and distribute a wide variety of products across a broad range of industries, including, among others, roofing, construction, trucking, automotive, foodservice, industrial equipment, lawn and garden and aircraft manufacturing. The Company markets its products both as a component supplier to original equipment manufacturers, as well as directly to end-users.

Basis of Consolidation

        The consolidated financial statements include the accounts of the Company and its subsidiaries. Investments in affiliates where the Company does not have control but exercises significant influence are accounted for under the equity method. Equity income related to such investments is recorded in Other income and expense, net. All material intercompany transactions and accounts have been eliminated.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

        Debt securities with a remaining maturity of three months or less when acquired are cash equivalents. Cash and cash equivalents are stated at cost, which approximates market value.

Revenue Recognition

        A substantial majority of the consolidated revenues are recognized when goods have been shipped (or services have been rendered) with the remainder being recognized on the percentage-of-completion method. These revenues are recorded based on customer orders with fixed or determinable prices and when collectibility from the customer is reasonably assured. Revenue recognized under the percentage-of-completion method amounted to 7% of total revenues in 2002, 9% in 2001 and 6% in 2000.

Allowance for Doubtful Accounts

        We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined by our review of their credit information. Allowances for doubtful accounts are estimated based on the evaluation of potential losses related to customer receivable balances. Estimates are developed by using standard quantitative measures based on historical losses, adjusting for current economic conditions and, in some cases, evaluating specific customer accounts for risk of loss. Changes in economic conditions in specific markets in which the Company operates could have an effect on reserve balances required.

Inventories

        Inventories are valued at the lower of cost or market. In 2002, 53% of the cost of inventories was determined by the last-in, first-out ("LIFO") method as compared to 57% in 2001. The remainder is determined by the first-in, first-out ("FIFO") method.

Deferred Revenue and Product Warranty

        The Company offers extended warranty contracts on sales of certain products. All revenue for the sale of these contracts is deferred and amortized on a straight-line basis over the life of the contracts. Costs of services performed under these contracts are charged to expense as incurred. The Company estimates warranty costs for claims filed using standard quantitative measures based on historical warranty claim experience. The establishment of reserves requires the use of judgment and assumptions regarding the potential for losses relating to warranty issues.

Pre-Production Costs Related to Long-Term Supply Arrangements

        The Company incurs costs to develop and design products and molds, dies and other tools under certain long-term supply agreements. Current assets are recognized as costs are incurred for pre-production design and development costs and for molds, dies and other tools for which the Company will be reimbursed under its long-term supply agreements. At December 31, 2002, the Company had recorded $5.4 million in current assets for these reimbursable costs.

Property, Plant and Equipment

        Property, plant and equipment are stated at cost. Costs allocated to property, plant and equipment of acquired companies are based on estimated fair value at the date of acquisition. Depreciation is principally computed on the straight-line basis over the estimated useful lives of the assets. Asset lives are 20 to 40 years for buildings, 5 to 15 years for machinery and equipment and 3 to 10 years for leasehold improvements.

        Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In accordance with this standard, the Company performs impairment tests on its long-lived assets, excluding goodwill and other intangible assets, when circumstances indicate that their carrying amounts may not be recoverable. If required, recoverability is tested by comparing the estimated future undiscounted cash flows of the asset or asset group to its carrying value. If the carrying value is not recoverable, the asset or asset group is written down to market value.

Patents, Goodwill and Other Intangible Assets

        Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. Under the provisions of this pronouncement, the Company is no longer amortizing goodwill or other intangible assets with indefinite lives, but such assets will be subject to periodic testing of impairment. As required by SFAS 142, the Company completed an initial review of its reporting units for goodwill impairment and determined that the fair value of goodwill in two segments, the Transportation Products and General Industry segments, was less than its book value. All business valuations were performed using discounted cash flow models. The impairment loss is shown net of tax as a cumulative effect of a change in accounting principle on the Consolidated Statement of Earnings and Shareholders' Equity. See note Goodwill and Other Intangible Assets.

        Patents and other intangible assets, recorded at cost, amounted to $8.9 million and $8.2 million at December 31, 2002 and 2001, respectively (net of accumulated amortization of $18.8 million and $17.6 million). Intangible assets that are subject to amortization are amortized on a straight-line basis over their useful lives. The carrying value of intangible assets with indefinite useful lives is not subject to amortization but is tested at least annually for impairment. Costs allocated to patents and other intangible assets of acquired companies are based on estimated fair value at the date of acquisition. See note Goodwill and Other Intangible Assets.

        Prior to the adoption of SFAS 142, goodwill was amortized on a straight-line basis over various periods not exceeding 30 years. Goodwill, representing the excess of acquisition cost over the fair value of specifically identifiable assets acquired and liabilities assumed, was $296.7 million and $328.6 million at December 31, 2002 and 2001, respectively (net of accumulated amortization of $32.2 million and $41.1 million).

Pension and Other Post Retirement Benefits

        Carlisle maintains defined benefit retirement plans for the majority of its employees. Benefits are based on years of service and employees' compensation prior to retirement. The annual net periodic expense and benefit obligations of these programs are determined on an actuarial basis. The cost of this program is being funded currently.

        Carlisle also has a limited number of unfunded post-retirement benefit programs that provide certain retirees with medical and prescription drug coverage. The annual net periodic expense and benefit obligations of these programs are also determined on an actuarial basis.

Derivative Financial Instruments

        Effective January 1, 2001, the Company adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which requires that all derivatives be recorded at fair value on the balance sheet and establishes criteria for designation and effectiveness of derivative transactions for which hedge accounting is applied. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

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

New Accounting Pronouncements

        In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. The adoption of this statement will not have a material impact on the Company's statement of earnings or financial position.

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The provisions are effective for activities initiated after December 31, 2002.

        In January 2003, the FASB issued SFAS No. 148, Accounting for Stock-based Compensation Transition and Disclosure. The disclosure provisions of this standard have been adopted herein.

Employee Stock-based Compensation Arrangements

        The Company accounts for awards of stock-based employee compensation based on the intrinsic value method under the Accounting Principles Board Opinion 25. As such, no stock-based compensation is recorded in the determination of Net Income, as options granted have an option price equal to the market price of the underlying stock on the grant date. The following table illustrates the effect on Net Income and Earnings Per Share had the Company applied the fair value method of accounting for stock-based employee compensation under SFAS 123, Accounting for Stock-Based Compensation.

	Years Ended December 31
	2002	2001	2000
Net Income, as reported	$28,625	$24,841	$96,180
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(882)	(1,778)	(2,087)

Proforma net income	$27,743	$23,063	$94,093

Basic EPS (as reported)	$0.94	$0.82	$3.18

Basic EPS (pro forma)	$0.91	$0.76	$3.11

Diluted EPS (as reported)	$0.94	$0.82	$3.14

Diluted EPS (pro forma)	$0.91	$0.76	$3.08

        The pro forma effect includes only the vested portion of options granted in and after 1995. Options vest over a two-year period. Compensation cost was estimated using the Black-Scholes model with the following assumptions: expected dividend yield of 2.30 percent in 2002 and 2001, and 2.22 percent in 2000; an expected life of 7 years; expected volatility of 28.6 percent in 2002 and 2001, and 38.7 percent in 2000; and risk-free interest rate of 4.9 percent in 2002, 4.5 percent in 2001, and 5.9 percent in 2000. The weighted-average fair value of those stock options granted in 2002, 2001 and 2000 was $10.08, $12.37 and $12.70, respectively.

Earnings Per Share

        Basic earnings per share excludes the dilutive effects of options, warrants, and convertible securities. Diluted earnings per share gives effect to all dilutive securities that were outstanding during the period. The only difference between basic and diluted earnings per share of the Company is the effect of dilutive stock options.

Foreign Currency Translation

        The Company has determined that the local currency is the functional currency for its subsidiaries outside the United States. Assets and liabilities of these operations are translated at the exchange rate in effect at each year-end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included as a component of shareholders' equity in Accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in Other income and expense, net.

Reclassifications

        Certain reclassifications have been made to prior years' information to conform to the 2002 presentation. In 2001, a reduction of $0.4 million in the fair value of the Company's 7.25% senior notes has been reclassified from Receivables and other assets to long-term debt. Additional reclassifications have been made to reclassify warranty claim costs from deferred revenue to accrued expenses and to reclassify a portion of deferred revenues from current to long-term. These reclassifications resulted in a reduction in current and long-term deferred revenue of $4.2 million and $2.0 million respectively, an increase in accrued expenses of $2.6 million and an increase in other liabilities (long-term) of $4.4 million. Reclassifications have also been made to the 2001 and 2000 Consolidated Statements of Cash Flows to display separately amounts received from the sale of receivables under securitization ($33.1 million and $30.0 million respectively), the effects on cash flow of currency exchange rates (a reduction of $1.9 million and $2.9 million, respectively) and deferred taxes ($17.5 million and $9.3 million, respectively).

Receivables Facility

        In September 2001, the Company entered into an agreement (the "Receivables Facility") with a financial institution whereby it sells on a continuous basis an undivided interest in certain eligible trade accounts receivable. Pursuant to the Receivables Facility, the Company formed a wholly-owned, special purpose, bankruptcy-remote subsidiary ("SPV"). The financial position and results of operations of the SPV are consolidated with the Company. The SPV was formed for the sole purpose of buying and selling receivables generated by the Company. Under the Receivables Facility, the Company, irrevocably and without recourse, transfers all applicable trade accounts receivables to the SPV. The SPV, in turn, has sold and, subject to certain conditions, may from time to time sell an undivided interest in these receivables and is permitted to receive advances of up to $100.0 million from the multi-seller conduit administered by an independent financial institution for the sale of such an undivided interest.

        The Company accounts for its transfers of receivables to the SPV, together with the SPV's sale of undivided interests in the SPV's receivables to the conduit, as sales under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The interest rate paid to the conduit on amounts outstanding under the Receivables Facility is equal to the conduit's pooled commercial paper rate, which was 1.45% at December 31, 2002. The Company's loss on the sales of these receivables is reported in Other income and expense, net, and amounted to $1.6 million during 2002 and $1.3 million in 2001.

        At December 31, 2002, the outstanding balance of receivables serviced by the SPV was $161.9 million as compared to $112.6 million as of December 31, 2001. Of this balance, the SPV had sold $100.0 million of undivided interest to the conduit as of December 31, 2002, compared to $63.1 million at December 31, 2001. The Company's retained interest in the SPV's receivables is classified in trade accounts receivable in the Company's consolidated financial statements at its relative fair value and amounted to $59.9 million as of December 31, 2002 and $48.7 million as of December 31, 2001. This retained interest is subordinate to, and provides credit enhancement for, the conduit's ownership interest in the SPV's receivable, and is available to the conduit to pay any fees or expenses due to the conduit, and to absorb all credit losses incurred on any of the SPV's receivables.

Inventories

        The components of inventories are as follows:

	2002	2001
	In thousands
FIFO (approximates current costs):
Finished goods	$162,213	$161,719
Work in process	21,004	24,909
Raw materials	77,776	75,376

	260,993	262,004
Excess FIFO cost over LIFO value	(12,192)	(15,831)

	$248,801	$246,173

Property, Plant and Equipment

        The components of property, plant and equipment are:

	2002	2001
	In thousands
Land	$9,934	$9,160
Buildings and leasehold improvements	216,078	194,046
Machinery and equipment	608,864	563,816
Projects in progress	23,185	44,184

	858,061	811,206
Accumulated depreciation	(410,075)	(363,546)

	$447,986	$447,660

        Capitalized interest was $1.4 million in 2002 and 2001.

Goodwill and Other Intangible Assets

        The changes in the carrying amount of goodwill for the year ended December 31, 2002 are as follows:

	Industrial Components	Construction Materials	Automotive Components	Transportation Products	Specialty Products	General Industry	Total
	In thousands
Balance as of January 1, 2002	$132,991	$9,057	$40,277	$20,400	$2,728	$123,179	$328,632
Goodwill acquired during year	—	23,276	—	—	—	—	23,276
Purchase accounting adjustme	582	—	—	—	—	—	582
Impairment loss	—	—	—	(20,400)	—	(35,424)	(55,824)
Goodwill written off related to sale of business unit	(3,294)	—	—	—	—	—	(3,294)
Other adjustments	89	780	—	—	4	2,452	3,325

Balance as of December 31, 2002	$130,368	$33,113	$40,277	$—	$2,732	$90,207	$296,697

        The impairment loss noted above reflects the transitional impact from the Company's adoption of SFAS 142. The reported change in accounting principle for this impairment was net of income taxes. SFAS 142 does not permit retroactive application of the change in accounting for goodwill and other intangible assets. However, prior year net income, adjusted to exclude goodwill amortization, is as follows:

Goodwill and Other Intangible Assets—Adoption of Statement 142

	For the Year Ended December 31
	2002	2001	2000
	In thousands (except per share amounts)
Reported net income	$28,625	$24,841	$96,180
Add: Goodwill amortization	—	8,393	6,354

Adjusted net income	$28,625	$33,235	$102,534

Basic earnings per share:

Reported net income	$0.94	$0.82	$3.18
Goodwill amortization	—	0.28	0.21

Adjusted net income	$0.94	$1.10	$3.39

Diluted earnings per share

Reported net income	$0.94	$0.82	$3.14
Goodwill amortization	—	0.28	0.21

Adjusted net income	$0.94	$1.10	$3.35

        The Company's other intangible assets as of December 31, 2002, are as follows:

	Acquired Cost	Accumulated Amortization	Net Book Value
	In thousands
Assets subject to amortization
Patents	$9,455	$(7,249)	$2,206
Software license	1,800	(343)	1,457
Tradename	1,500	(400)	1,100
Other	10,990	(10,826)	164
Assets not subject to amortization
Trademark	4,000	—	4,000

	$27,745	$(18,818)	$8,927

        Estimated amortization expense over the next five years is as follows: $1.0 million in 2003, $0.9 million in 2004, $0.7 million in 2005, $0.6 million in 2006 and $0.4 million in 2007.

Investments in Unconsolidated Affiliates

        Investments in unconsolidated affiliates are as follows:

	Ownership	2002
	In thousands
Icopal A/S	25%	$49,516
Other investments	45-60%	12,607

		$62,123

        Combined summarized financial information for the Company's unconsolidated affiliates is as follows:

2002
In thousands
Income Statement Information
Net sales	$637,110
Pre-tax earnings	26,115
Net earnings	17,376
Balance Sheet Information
Current assets	$299,057
Non-current assets	165,463
Current liabilities	202,279
Non-current liabilities	91,957
Equity	170,284

Borrowings

        Short-term credit lines and long-term debt includes:

	2002	2001
	In thousands
6.70% senior notes due 2008	$100,000	$100,000
7.25% senior notes due 2007	158,303	149,635
Revolving credit lines	33,000	185,000
Industrial development and revenue bonds through 2018	22,180	22,245
Other, including capital lease obligations	16,627	5,717
Short-term credit lines	16,052	16,470

	$346,162	$479,067
Less current maturities and short-term credit lines	(53,038)	(17,688)

Long-term debt	$293,124	$461,379

        The Company utilizes syndicated revolving credit facilities, which provide for borrowings up to $375.0 million with a final maturity date in June 2003. The revolving credit lines provide for interest at the Euro-Dollar rate, which was 1.3% as of December 31, 2002, plus 0.4% to 2.375%. The specific rate is determined based on the Company's long-term debt rating as determined by certain rating agencies and the amount of outstanding borrowings. The Company also maintains with various financial institutions a $55.0 million uncommitted line of credit and $35.0 million of committed lines of credit. As of December 31, 2002, $77.2 million was available under these lines. At December 31, 2002, letters of credit amounting to $34.5 million were outstanding, primarily to provide security under insurance arrangements and certain borrowings.

        Under the Company's various debt and credit facilities, the Company is required to meet various restrictive covenants and limitations, including certain net worth and cash flow ratios, all of which were complied with in 2002 and 2001.

        The industrial development and revenue bonds are collateralized by Company guarantees, letters of credit, or by the facilities and equipment acquired through the proceeds of the related bond issuances. The weighted average interest rates on the revenue bonds for 2002 and 2001 were 1.94% and 3.7%, respectively.

        Other borrowings for 2002 include a capital lease obligation of $7.3 million to fund plant expansions in China.

        Cash payments for interest were $21.8 million in 2002, $30.5 million in 2001 and $28.2 million in 2000. Interest expense, net is shown net of interest income of $3.5 million in 2002, $3.7 million in 2001 and $3.5 million in 2000.

        The aggregate amount of long-term debt maturing in each of the next five years is approximately $53.0 million in 2003, $2.8 million in 2004, $1.5 million in 2005, $1.0 million in 2006, $150.7 million in 2007, and $128.9 million thereafter.

        As of December 31, 2002, the fair value of the Company's 6.70% senior notes is approximately $106.2 million. The fair value of the Company's 7.25% senior notes is approximately $161.1 million at December 31, 2002.

Derivative Financial Instruments

        In December 2001, the Company entered into a $150.0 million notional amount interest rate swap, which was designated as a fair value hedge, to hedge a portion of the exposure associated with its fixed rate debt. This fair value hedge was deemed effective at the origination date. On July 16, 2002, the Company terminated $50.0 million notional amount of this fair value hedge resulting in a gain of $1.6 million, which is amortized to reduce interest expense until January 2007, the original termination date of the swap. On September 19, 2002, the Company terminated the remaining $100.0 million notional amount on the fair value hedge resulting in a gain of $7.3 million, which is amortized to reduce interest expense until January 2007. At December 31, 2002, the Company had a remaining unamortized gain of $8.3 million reflected in its long-term debt.

        Also in December 2001, the Company entered into a $150.0 million notional amount interest rate swap, designated as a cash flow hedge, to hedge the cash flows for a portion of its variable rate debt. The cash flow hedge was deemed effective at the origination. On July 16, 2002, the cash flow hedge was terminated, resulting in a loss of $1.6 million, which is amortized to interest expense until June 2003, the original termination date of the swap.

Acquisitions

        On October 3, 2002, the Company acquired the MiraDri division of Nicolon Corporation. MiraDri provides waterproofing solutions for commercial and residential roofing applications. The operating results for this business since the acquisition date are included in the Construction Materials segment. The Company has preliminarily allocated the purchase price among the acquired assets; however the Company is in the process of fully evaluating the value of these assets, and as a result, the purchase price allocation among the tangible and intangible assets and their useful lives may change.

        On February 25, 2002, the Company purchased the remaining minority interest in an unconsolidated investment. Results of operations for this business, which have been included in the Construction Materials segment, did not have a material effect on the results of this segment or on the Company's consolidated results.

        The Company acquired the Dayco Industrial Power Transmission business of Mark IV Industries on August 17, 2001, for $138.6 million and accounted for this acquisition under the purchase method. As part of the Industrial Components segment, this unit's results of operations from August 17, 2001, have been included in the accompanying statements of earnings. Amounts assigned to major balance sheet accounts are as follows (in millions):

Current assets	$52.3
Other assets (excluding goodwill and identifiable intangible assets)	54.5
Goodwill (fully tax deductible)	59.3
Identifiable intangible assets	8.7
Current liabilities	22.4
Long-term liabilities	13.8

        If this unit had been included in the annual results of operations for 2001 and 2000, the unaudited pro-forma results for the Company would have been as follows (in millions except per share data):

	2001	2000
Sales	$1,971	$1,942
Net earnings	33	105
Diluted earnings per share	$1.07	$3.44

        The Company also completed other acquisitions within the last three years, all of which have been accounted for as purchases. Results of operations for these acquisitions, which have been included in the consolidated financial statements since their respective acquisition dates, did not have a material effect on consolidated operating results of the Company in the years of the acquisitions.

Shareholders' Equity

        The Company has a Shareholders' Rights Agreement that is designed to protect shareholder investment values. A dividend distribution of one Preferred Stock Purchase Right (the "Rights") for each outstanding share of the Company's common stock was declared, payable to shareholders of record on March 3, 1989. The Rights are attached to the issued and outstanding shares of the Company's common stock and will become exercisable under certain circumstances, including the acquisition of 25% of the Company's common stock, or 40% of the voting power, in which case all rights holders except the acquirer may purchase the Company's common stock at a 50% discount.

        If the Company is acquired in a merger or other business combination, and the Rights have not been redeemed, rights holders may purchase the acquirer's shares at a 50% discount. On August 7, 1996, the Company amended the Shareholders' Rights Agreement to, among other things, extend the term of the Rights until August 6, 2006.

        Common shareholders of record on May 30, 1986 are entitled to five votes per share. Common stock acquired subsequent to that date entitles the holder to one vote per share until held four years, after which time the holder is entitled to five votes.

Employee and Non-Employee Stock Options & Incentive Plan

        The Company maintains an Executive Incentive Program (the "Program") for executives and certain other employees of the Company and its operating divisions and subsidiaries. The Program contains a plan, for those who are eligible, to receive cash bonuses and/or shares of restricted stock. The Program also has a stock option plan available to certain employees. The Company also maintains a stock option plan for its non-employee directors.

        At December 31, 2002, under the Company's restricted stock plan, 24,741 nonvested shares were outstanding and 2,135,927 shares were available for issuance.

        The activity under the stock option plan is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 1999	1,962,017	$26.84
Options granted	2,000	31.56
Options exercised	(367,407)	17.33
Options cancelled	(29,600)	23.84

Outstanding at December 31, 2000	1,567,010	$29.20
Options granted	178,500	38.91
Options exercised	(388,958)	16.57
Options cancelled	(20,000)	35.19

Outstanding at December 31, 2001	1,336,552	$34.30
Options granted	185,500	37.85
Options exercised	(304,531)	21.28
Options cancelled	(19,000)	43.97

Outstanding at December 31, 2002	1,198,521	$37.77

        The following tables summarize information about stock options outstanding as of December 31, 2002:

Range of Exercise Prices	Number Exercisable at 12/31/02	Weighted Average Remaining Years	Weighted Average Exercise Price
$12.32-17.25	11,850	0.2	$12.58
17.32-19.63	15,000	2.5	19.63
19.88-29.50	185,832	3.9	28.00
32.75-48.38	985,839	7.1	41.03

	1,198,521

        Exercisable Options:

Range of Exercise Prices	Number Exercisable at 12/31/02	Weighted Average Exercise Price
$12.32-17.25	11,850	$12.58
17.32-19.63	15,000	19.63
19.88-29.50	185,832	28.00
32.75-48.38	804,784	41.58

	1,017,466

        At December 31, 2001, 979,700 options were exercisable at a weighted average price of $33.51.

Other Comprehensive Income (Loss)

        The tables below present the pre-tax, tax and after-tax components of other comprehensive loss for the three-year period ended December 31, 2002 (in thousands):

	Pre-tax Amount	Tax Benefit	After Tax Amount
Year Ended December 31, 2000
Foreign currency translation	$(2,966)	$—	$(2,966)

Other comprehensive loss	$(2,966)	$—	$(2,966)

Year Ended December 31, 2001
Minimum pension liability	$(4,863)	$1,678	$(3,185)
Foreign currency translation	(1,891)	—	(1,891)
Loss on hedging activities	(253)	87	(166)

Other comprehensive loss	$(7,007)	$1,765	$(5,242)

Year Ended December 31, 2002
Minimum pension liability	$(7,388)	$2,549	$(4,839)
Foreign currency translation	5,845	(489)	5,356
Loss on hedging activities	(522)	180	(342)

Other comprehensive income	$(2,065)	$2,240	$175

Retirement Plans

        The Company maintains defined benefit retirement plans for the majority of its employees. Benefits are based primarily on years of service and earnings of the employee. Plan assets consist primarily of publicly-listed common stocks and corporate bonds.

        The change in projected benefit obligation:

	2002	2001
	In thousands
Benefit obligation at beginning of year	$133,212	$110,970
Service cost	5,903	5,041
Interest cost	9,413	8,188
Amendments/obligations acquired	777	11,560
Curtailment loss	48	—
Actuarial gain	1,421	4,443
Benefits paid	(9,528)	(6,990)

Benefit obligation at end of year	$141,246	$133,212

        The change in plan assets:

	2002	2001
	In thousands
Fair value of plan assets at beginning of year	$105,545	$113,309
Actual return on plan assets	(1,667)	(12,429)
Company contributions	1,979	1,334
Acquisitions	—	10,321
Benefits paid	(9,528)	(6,990)

Fair value of plan assets at end of year	$96,329	$105,545

        Reconciliation of the accrued benefit cost recognized in the financial statements:

	2002	2001
	In thousands
Funded status	$(44,917)	$(27,667)
Unrecognized net actuarial loss	23,954	9,924
Unrecognized prior service cost	(2,390)	(2,561)
Unrecognized transition asset	(190)	(824)
Company contributions	70	83

Accrued benefit cost	$(23,473)	$(21,045)

        Components of net periodic benefit cost at December 31:

	2002	2001	2000
	In thousands
Service cost	$5,903	$5,041	$5,289
Interest cost	9,414	8,188	8,024
Expected return on plan assets	(10,747)	(9,775)	(9,379)
Curtailment expense	811	—	—
Net amortization and deferral	(447)	(907)	(712)

Net periodic benefit cost	$4,934	$2,547	$3,222

        The curtailment charge of $0.8 million resulted from the Company closing its Motion Control Ridgway, PA plant which was part of the Specialty Products segment.

        The projected benefit obligation was determined using an assumed discount rate of 6.75% in 2002, 7.25% in 2001 and 7.75% in 2000. The assumed rate of compensation increase was 3.50% in 2002, 4.00% in 2001 and 4.50% in 2000; and the expected rate of return on plan assets was 8.75% in 2002, 9.00% in 2001 and 9.25% in 2000.

        The 2002 and 2001 pension plan disclosures were determined using a September 30 measurement date. The Company recorded an intangible asset of $3.1 million and $1.7 million as of December 31, 2002 and 2001, respectively, primarily for unamortized prior service costs.

        Additionally, the Company maintains retirement savings plans covering a significant portion of its employees. Expenses for these plans were approximately $7.2 million in 2002, $6.8 million in 2001 and $5.6 million in 2000. The Company also sponsors an employee stock ownership plan ("ESOP") as part of one of its existing savings plans whereby the Company matches certain participant contributions with Company common stock. Costs for the ESOP are included in the previously stated expenses. A breakdown of shares held by the ESOP at December 30, the plan's year-end, is as follows:

	2002	2001	2000
Shares held by the ESOP	1,777,878	1,826,470	1,792,673

        The Company also has a limited number of unfunded post-retirement benefit programs for which the projected benefit obligation was determined using an assumed discount rate of 6.75% in 2002, 7.25% in 2001 and 7.75% in 2000. The assumed rate of compensation increase was 3.50% in 2002, 4.00% in 2001 and 4.50% in 2000. The Company's liability for post-retirement medical benefits is limited to a maximum obligation; therefore, the Company's liability is not affected by an assumed health care cost trend rate. Company contributions equaled benefits paid under the programs. The increase in the benefit obligation in 2001 was due primarily to the acquisition of Carlisle Power Transmission. See Note-"Acquisitions."

        The change in post-retirement medical projected benefit obligation:

	2002	2001
	In thousands
Benefit obligation at beginning of year	$11,438	$2,798
Service cost	4	—
Interest cost	763	192
Acquisitions	—	9,015
Actuarial loss	466	115
Benefits paid	(1,540)	(682)

Benefit obligation at end of year	$11,131	$11,438

        Reconciliation of the post-retirement medical accrued benefit cost recognized in the financial statements:

	2002	2001
Funded status	$(11,131)	$(11,438)
Unrecognized net actuarial loss (gain)	358	(81)
Unrecognized transition obligation	2,207	2,427
Contributions	385	170

Accrued benefit cost	$(8,181)	$(8,922)

        Components of 2002 post-retirement net periodic benefit costs totaling $1.0 million include interest cost of $0.8 million and amortizations of unrecognized losses and obligations of $0.2 million.

Income Taxes

        The provision for income taxes is as follows:

	2002*	2001	2000
	In thousands
Currently (receivable) payable
Federal	$16,027	$(4,042)	$37,884
State, local and other	4,372	(338)	7,498

	$20,399	$(4,380)	$45,382

Deferred liability (benefit)
Federal	$8,741	$16,118	$8,555
State, local and other	(3,090)	1,346	748

	$5,651	$17,464	$9,303

Total provision	$26,050	$13,084	$54,685

*
2002 includes the tax effect of $12,072 on the impairment of goodwill.

        Deferred tax assets (liabilities) are comprised of the following at December 31:

	2002	2001
	In thousands
Extended warranty	$17,116	$18,094
Inventory reserves	2,177	1,910
Doubtful receivables	2,732	1,811
Employee benefits	18,011	7,144
Other, net	5,215	10,090

Gross deferred assets	$45,251	$39,049

Depreciation	(42,175)	(28,387)
Amortization	990	(3,185)

Gross deferred liabilities	$(41,185)	$(31,572)

Net deferred tax assets	$4,066	$7,477

        No valuation allowance is required for the deferred tax assets based on the Company's past tax payments and estimated future taxable income.

        A reconciliation of taxes computed at the statutory rate to the tax provision is as follows:

	2002*	2001	2000
	In thousands
Federal income taxes at statutory rate	$19,137	$13,274	$52,803
Benefit for export sales	(1,613)	(1,111)	(1,061)
State and local taxes, net of federal income tax benefit	2,611	912	5,082
Rate difference on foreign earnings	(1,675)	116	(678)
Tax effect of goodwill impairment	7,467	—	—
Other, net	123	(107)	(1,461)

	$26,050	$13,084	$54,685

Effective income tax rate	47.6%	34.5%	36.2%

*
2002 includes the tax effect of $12,072 on the impairment of goodwill.

        Cash payments for income taxes were $12.7 million, $12.4 million and $49.9 million in 2002, 2001 and 2000, respectively.

        The Company's income before tax from domestic and foreign operations amounted to $82.5 million and $28.0 million, respectively for the year ended December 31, 2002; $34.3 million and $3.6 million for 2001 and $139.0 million and $11.9 million for 2000. The Company has not provided for U.S. taxes payable on accumulated undistributed foreign earnings of certain subsidiaries since these amounts are permanently reinvested. The amount of undistributed foreign earnings was $55.0 million in 2002, $42.4 million in 2001 and $33.5 million in 2000.

Commitments and Contingencies

        The Company is obligated under various noncancelable operating leases for certain facilities and equipment. Rent expense was $17.4 million, $15.4 million, and $9.9 million, in 2002, 2001, and 2000, respectively. Future minimum payments under its various noncancelable operating leases in each of the next five years are approximately $17.0 million in 2003, $13.3 million in 2004, $11.3 million in 2005, $9.9 million in 2006, $8.3 million in 2007, and $28.2 million thereafter.

        The Company has financial guarantees in place for certain operations in Asia and Europe to facilitate working capital needs, customer performance and payment and warranty obligations. At December 31, 2002, the Company had guaranteed $5.1 million which is included in current liabilities in the Company's Consolidated Balance Sheet. The fair value of these guarantees is estimated to equal the amount of the guarantees at December 31, 2002 due to their short-term nature.

        The following table presents the change in the Company's aggregate product warranty liabilities for 2002:

2002
In thousands
Beginning reserve	$8,117
Current year provision	14,020
Current year claims	(13,092)

Ending reserve	$9,045

        The Company maintains self-retained liabilities for worker's compensation, medical and dental, general liability, property and product liability claims up to applicable retention limits. The Company is insured for losses in excess of these limits.

        The Company may be involved in various legal actions from time to time arising in the normal course of business. In the opinion of management, there are no matters outstanding that would have a material adverse effect on the consolidated financial position or results of operations of the Company.

Operational Restructuring and Impairment of Assets

        In 2001, the Company recorded a restructuring charge of $32.8 million ($21.5 million after-tax or $0.70 per share diluted). This charge is primarily composed of costs to exit and realign under-performing facilities in the Automotive Components and Specialty Products segments. Included in this total are facility closure costs and write-downs of property, plant and equipment, and goodwill of $24.6 million and severance and other costs of $8.2 million. For facilities to be closed, the tangible assets to be disposed of were written down to their estimated fair value, less cost of disposal. All intangible assets associated with the facility closures were evaluated and the carrying value of these assets, based upon expected future operating cash flows, was adjusted if necessary. The restructuring initiative provided for a reduction of approximately 980 employees related to position eliminations from the facility closures and the realignment of operations. As of December 31, 2002, the Company has completed the terminations under the plan and paid approximately $7.0 million pre-tax for involuntary termination benefits.

Divestiture of Business

        On December 30, 2002, the Company sold the European operations of its Carlisle Power Transmission business. These operations contributed $35.3 million in net sales to the Industrial Components segment. As a result of this transaction, the Company recognized a pre-tax loss of $0.8 million, which is included in Other income and expense, net. Carlisle Power Transmission and the buyer of this business will manufacture and supply various products to each other on an ongoing basis.

        On December 31, 2001, the Company sold its remaining interest in its leasing joint venture. As a result, the Company recognized a pre-tax gain of $5.2 million, which is included in Other income and expense, net.

Fair Value of Financial Instruments

        The Company estimates that the carrying amounts of the its cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximates fair value due to their short maturity.

Segment Information

        The Company's reportable segments have been organized around differences in products and services, and operating segments have been aggregated. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The chief operating decision maker evaluates segment performance by earnings before interest and income taxes. The Company's operations are reported in the following segments:

        Industrial Components—the principal products of this segment are bias-ply, non-automotive rubber tires, stamped and roll-formed wheels, transmission belts and accessories. Customers include golf cart manufacturers and power equipment manufacturers and boat and utility trailer manufacturers.

        Construction Materials—the principal products of this segment are rubber and thermoplastic polyolefin roofing membranes and FleeceBACKTM sheeting used predominantly on non-residential flat roofs and related roofing accessories, including flashings, fasteners, sealing tapes, coatings and waterproofings. The markets served include new construction, re-roofing and maintenance of low-sloped roofs, water containment, HVAC sealants, and coatings and waterproofing.

        Automotive Components—the principal products of this segment are highly engineered rubber and plastic components for first tier suppliers and other manufacturers in the automotive market.

        Transportation Products—the principal products of this segment are specialty trailers and standard and custom-built high payload trailers and dump bodies. Customers include heavy equipment and truck dealers and commercial haulers.

        Specialty Products—the principal products of this segment are heavy-duty friction and braking systems for truck and off-highway equipment. Customers include truck manufacturers, heavy equipment and truck dealers and aftermarket distributors.

        General Industry (All Other)—the principal products of this segment include high-grade aerospace wire, specialty electronic cable, cable assemblies and interconnects, commercial and institutional plastic foodservice permanentware and catering equipment, fiberglass and composite material trays and dishes, commercial cookware and servingware, ceramic tableware, specialty rubber and plastic cleaning brushes, stainless steel processing and containment equipment and their related process control systems, and refrigerated fiberglass truck bodies. Customers include aerospace original equipment manufacturers, electronic and communications equipment manufacturers, foodservice distributors, restaurants, food, dairy, beverage and pharmaceutical processors and distributors.

        Corporate—includes general corporate expenses. Corporate assets consist primarily of cash and cash equivalents, facilities, and other invested assets.

        Geographic Area Information—sales are attributable to the United States and to all foreign countries based on customer location. Sales by country for the years ended December 31 are as follows (in thousands):

Country	2002	2001	2000
United States	$1,709,225	$1,607,937	$1,631,702
Canada	81,710	81,476	89,090
Mexico	41,353	43,522	32,549
United Kingdom	23,555	25,299	10,072
All Other	115,437	91,243	7,654

Net Sales	$1,971,280	$1,849,477	$1,771,067

        Long-lived assets, comprised of net property, plant and equipment, goodwill and other intangible assets, investments and other long-term assets, located in foreign countries are as follows (in thousands):

Country	2002	2001
China	$27,925	$6,579
Netherlands	21,866	27,207
United Kingdom	21,400	23,041
Mexico	5,605	5,693
Canada	3,965	4,007
Denmark	1,856	3,988
All Other	6,599	17,030

Total	$89,216	$87,545

Financial information for operations by reportable business segment is included in the following summary:

Segment Financial Data

	Sales	Earnings Before Interest and Income Taxes*	Assets	Depreciation and Amortization	Capital Spending
In thousands
2002
Industrial Components	$621,569	$54,241	$438,946	$19,051	$10,892
Construction Materials	488,047	66,404	252,193	8,217	6,593
Automotive Components	235,822	12,454	107,919	8,051	4,725
Transportation Products	119,566	5,962	50,679	2,513	2,081
Specialty Products	105,324	(2,092)	73,127	5,240	4,635
General Industry (All other)	400,952	11,501	315,502	12,549	8,710
Corporate	—	(20,819)	77,534	1,373	1,700

	$1,971,280	$127,651	$1,315,900	$56,994	$39,336

2001
Industrial Components	$476,310	$29,214	$488,301	$16,054	$18,049
Construction Materials	464,932	60,159	205,979	8,415	17,273
Automotive Components	251,963	10,526	120,451	10,193	3,620
Transportation Products	120,284	1,633	66,977	3,460	1,601
Specialty Products	115,771	5,747	81,116	5,877	9,698
General Industry (All other)	420,217	10,193	357,010	18,439	12,014
Corporate	—	(50,427)	78,518	1,522	3,690

	$1,849,477	$67,045	$1,398,352	$63,960	$65,945

2000
Industrial Components	$441,186	$58,661	$358,944	$14,553	$17,201
Construction Materials	407,038	57,528	258,558	7,661	10,968
Automotive Components	302,355	21,396	139,225	12,048	8,649
Transportation Products	129,604	8,794	81,152	3,185	3,731
Specialty Products	128,661	13,896	76,690	5,686	3,292
General Industry (All other)	362,223	31,821	315,377	15,129	15,231
Corporate	—	(13,213)	75,733	1,287	347

	$1,771,067	$178,883	$1,305,679	$59,549	$59,419

*
2002 excludes cumulative effect of change in accounting principle

Quarterly Financial Data

	First	Second	Third	Fourth	Year
	Unaudited In thousands except per share data
2002
Net sales	$455,101	552,283	499,972	463,924	$1,971,280
Gross margin	$83,381	101,272	91,949	82,873	$359,475
Operating expenses	$57,004	58,867	58,647	57,213	$231,731
Earnings before cumulative effect of change in accounting principle	$12,831	24,741	19,940	14,866	$72,378
Basic earnings per share	$0.42	0.82	0.65	0.49	$2.38
Diluted earnings per share	$0.42	0.81	0.65	0.49	$2.37

Net Earnings	$(30,922)	24,741	19,940	14,866	$28,625
Basic earnings per share	$(1.01)	0.81	0.65	0.49	$0.94
Diluted earnings per share	$(1.01)	0.81	0.65	0.49	$0.94

Dividends per share	$0.21	0.21	0.215	0.215	$0.85
Stock price:
High	$43.95	45.65	47.23	43.45
Low	$33.60	34.75	35.55	32.36

2001
Net sales	$463,158	490,433	462,388	433,498	$1,849,477
Gross margin*	$79,729	88,343	81,399	72,386	$321,857
Operating expenses**	$55,516	54,688	56,268	57,955	$224,427
Net earnings	$(10,189)	16,592	10,868	7,570	$24,841
Basic earnings per share	$(0.34)	0.55	0.36	0.25	$0.82
Diluted earnings per share	$(0.33)	0.54	0.36	0.25	$0.82

Dividends per share	$0.20	0.20	0.21	0.21	$0.82
Stock price:
High	$43.69	39.99	37.06	37.84
Low	$31.10	32.20	26.40	27.70

*
Previously reported first quarter results of operations included a $37.7 million pre-tax restructuring charge. This charge has been revised to $32.8 to reflect a reclassification of $4.9 million of inventory write-downs to cost of sales. This reclassification has no effect on net income.

**
Excludes a first quarter $32.8 million pre-tax restructuring charge

Report of Independent Auditors

The Board of Directors
Carlisle Companies Incorporated:

        We have audited the accompanying consolidated balance sheet of Carlisle Companies Incorporated and subsidiaries as of December 31, 2002, and the related statements of earnings, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Carlisle Companies Incorporated and subsidiaries as of December 31, 2001 and for each of the two years in the period ended December 31, 2001, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated January 31, 2002, before the revisions described in the Notes to the Consolidated Financial Statements in "Summary of Significant Accounting Policies" under "Reclassifications" and "Goodwill and Other Intangible Assets".

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carlisle Companies Incorporated and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

        As discussed in the Company's "Summary of Significant Accounting Policies" under "Patents, Goodwill and Other Intangible Assets", effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which resulted in a change in the Company's method of accounting for goodwill and other intangible assets.

        As discussed above, the consolidated financial statements of Carlisle Companies Incorporated and subsidiaries as of December 31, 2001 and for each of the two years in the period ended December 31, 2001, were audited by other auditors who have ceased operations. As described in the Notes to the Consolidated Financial Statements under "Goodwill and Other Intangible Assets," these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which was adopted by the Company as of January 1, 2002. As described in the Notes to the Consolidated Financial Statements in "Significant Accounting Policies" under "Reclassifications," these consolidated financial statements have been revised to reflect certain reclassifications to conform to 2002 presentations. We audited the adjustments that were applied to revise the 2001 and 2000 consolidated financial statements. In our opinion, such adjustments and disclosures for 2001 and 2000 are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 consolidated financial statements of Carlisle Companies Incorporated and subsidiaries other than with respect to such adjustments and disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 consolidated financial statements taken as a whole.

/s/ KPMG LLP

Charlotte, North Carolina
February 4, 2003

Report of Independent Public Accountants

To Carlisle Companies Incorporated:

        We have audited the accompanying consolidated balance sheets of Carlisle Companies Incorporated (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of earnings and shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ ARTHUR ANDERSEN LLP

New York, New York
January 31, 2002

        The above audit report of Arthur Andersen LLP, the Company's former independent public accountants, is a copy of the original report dated January 31, 2002 rendered by Arthur Andersen LLP on the Company's consolidated financial statements included in the Company's Form 10-K filed March 21, 2002, and has not been reissued by Arthur Andersen LLP since that date. The Company is including this copy of the Arthur Andersen LLP audit report pursuant to Rule 2-02(e) of Regulation S-X under the Securities Act of 1933.

Item 9. Changes in and disagreements with Accountants on Accounting and Financial Disclosure.

        On May 1, 2002, the Board of Directors of the Company, as recommended by its Audit Committee, decided to no longer engage Arthur Andersen LLP ("Arthur Andersen") as the Company's independent public accountants and engaged KPMG LLP ("KPMG") to serve as the Company's independent public accountants for the fiscal year 2002. KPMG's engagement commenced May 1, 2002.

        Arthur Andersen's reports on the Company's consolidated financial statements for each of the years ended 2001 and 2000 did not contain as adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

        During the years ended December 31, 2001 and 2000 and through the date of the change in the Company's independent public accountants, there were no disagreements with Arthur Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen's satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company's consolidated financial statements for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

        The Company provided Arthur Andersen with a copy of the foregoing disclosures. Attached as Exhibit 16 to the Company's Form 8-K, dated May 1, 2002, is a copy of Arthur Andersen's letter, dated May 6, 2002, stating its agreement with such statements.

        During the years ended December 31, 2001 and 2000 and prior to the date the Company engaged KPMG, the Company did not consult with KPMG with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

Part III

Item 10. Directors and Executive Officers of the Registrant.

        The following table sets forth certain information relating to each executive officer of the Company, as furnished to the Company by the executive officers. Except as otherwise indicated each executive officer has had the same principal occupation or employment during the past five years.

Name	Age	Positions With Company	Period of Service
Stephen P. Munn	60	Chairman of the Board since January, 1994; and Chief Executive Officer from September, 1988 to February, 2001.	September, 1988 to date
Richmond D. McKinnish	53
		Chief Executive Officer since February, 2001; President, since March, 2000; Executive Vice President from March, 1999 to March 2000; and President of Carlisle Tire & Wheel Company from January, 1991 to March, 1999.	August, 1974 to date
Kirk F. Vincent	54
		Vice President and Chief Financial Officer since August, 2001. Formerly employed by J&L Specialty Steel, Inc., a stainless steel provider, as Executive Vice President—Finance & Administration and Chief Financial Officer from March, 1998 to August, 2001 and Vice President—Finance and Law from December, 1991 to March, 1998.	August, 2001 to date
Kevin G. Forster	49	President, Asia-Pacific since September 1997.	August, 1990 to date
Steven J. Ford	43	Vice President, Secretary and General Counsel since July, 1995.	July, 1995 to date

        The officers have been elected to serve at the pleasure of the Board of Directors of the Company. There are no family relationships between any of the above officers, and there is no arrangement or understanding between any officer and any other person pursuant to which he was selected an officer.

        Information required by Item 10 with respect to directors of the Company is incorporated by reference to the Company's definitive proxy statement filed with the Securities and Exchange Commission on March 7, 2003.

Item 11. Executive Compensation.

        Information required by Item 11 is incorporated by reference to the Company's definitive proxy statement filed with the Securities and Exchange Commission on March 7, 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

        The number of equity securities to be issued upon the exercise of stock options under the Company's equity compensation plans, the weighted average exercise price of these options and the number of securities remaining for future issuance is as follows:

	Equity Compensation Plan Information
	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,153,521	$37.85	714,282

Equity compensation plans not approved by security holders	45,000	$35.82	150,000

Total	1,198,521	$37.77	864,282

        The only equity compensation plan not approved by the shareholders is the Company's Non-Employee Director Stock Option Plan. The description of this Plan and other information required by Item 12 is incorporated by reference to the Company's definitive proxy statement filed with the Securities and Exchange Commission on March 7, 2003.

Item 13. Certain Relationships and Related Transactions.

        Not applicable.

Item 14. Controls and Procedures.

        Within the ninety (90) days prior to the date of this report, under the supervision and with the participation of the Company's management, including the Company's chief executive officer and chief financial officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

Financial statements required by Item 8 are as follows:

Consolidated Statements of Earnings, years ended December 31, 2002, 2001 and 2000
Consolidated Statements of Shareholders' Equity, years ended December 31, 2002, 2001 and 2000
Consolidated Balance Sheets, December 31, 2002 and 2001
Consolidated Statements of Cash Flows, years ended December 31, 2002, 2001 and 2000
Notes to Consolidated Financial Statements

Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts

Exhibits applicable to the filing of this report are as follows:

(3)	By-laws of the Company. (a)
(3.1)	Restated Certificate of Incorporation as amended April 22, 1991. (d)
(3.2)	Certificate of Amendment of the Restated Certificate of Incorporation dated December 20, 1996. (f)
(3.3)	Certificate of Amendment of the Restated Certificate of Incorporation dated April 29, 1999. (i)
(4)	Shareholders' Rights Agreement, February 8, 1989. (a)
(4.1)	Amendment to Shareholders' Rights Agreement, dated August 7, 1996. (e)
(4.2)	Trust Indenture. (g)
(10.1)	Executive Incentive Program. (b)
(10.2)	Amendment to Executive Incentive Program. (h)
(10.3)	Representative copy of Executive Severance Agreement, dated December 19, 1990, between the Company and certain individuals, including the five most highly compensated executive officers of the Company. (c)
(10.4)	Summary Plan Description of Carlisle Companies Incorporated Director Retirement Program, effective November 6, 1991. (c)
(10.5)	Nonemployee Director Stock Option Plan. (i)
(10.6)	Amended and Restated Non-Employee Director Stock Option Plan. (j)
(12)	Ratio of Earnings to Fixed Charges.
(21)	Subsidiaries of the Registrant.
(23.1)	Consent of Independent Public Accountants.
(23.2)	Notice Regarding Consent of Arthur Andersen LLP.
(99)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(j)
Filed as an Exhibit to the Company's annual report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.

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

/s/ RICHMOND D. MCKINNISH Richmond D. McKinnish, President, Chief Executive Officer and a Director (Principal Executive Officer)
/s/ KIRK F. VINCENT Kirk F. Vincent, Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
/s/ STEPHEN P. MUNN Stephen P. Munn, Chairman of the Board of Directors
/s/ DONALD G. CALDER Donald G. Calder, Director
/s/ PAUL J. CHOQUETTE, JR. Paul J. Choquette, Jr., Director
/s/ PETER L.A. JAMIESON Peter L.A. Jamieson, Director
/s/ PETER F. KROGH Peter F. Krogh, Director

/s/ ANTHONY W. RUGGIERO Anthony W. Ruggiero, Director
/s/ LAWRENCE A. SALA Lawrence A. Sala, Director
/s/ ERIBERTO R. SCOCIMARA Eriberto R. Scocimara
/s/ ROBIN W. STERNBERGH Robin W. Sternbergh, Director
/s/ MAGALEN C. WEBERT Magalen C. Webert, Director
March 7, 2003

CERTIFICATIONS

        I, Richmond D. McKinnish, certify that:

  1.
  I have reviewed this annual report on Form 10-K of Carlisle Companies Incorporated;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  (a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  (b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  (c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  (a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  (b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 7 , 2003

/s/ RICHMOND D. MCKINNISH
Name: Richmond D. McKinnish Title: President and Chief Executive Officer

CERTIFICATIONS

        I, Kirk F. Vincent, certify that:

  1.
  I have reviewed this annual report on Form 10-K of Carlisle Companies Incorporated;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  (a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  (b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  (c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  (a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  (b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 7, 2003

/s/ KIRK F. VINCENT
Name: Kirk F. Vincent Title: Vice President and Chief Financial Officer

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

ALLOWANCE FOR DOUBTFUL ACCOUNTS
(Dollars in thousands)

Column A	Column B	Column C Additions		Column D	Column E
Fiscal Year	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts(1)	Deductions(2)	Balance at End of Year
2000	$4,963	$2,018	$454	$(1,747)	$5,688
2001	$5,688	$2,729	$3,143	$(2,230)	$9,330
2002	$9,330	$5,706	$(940)	$(4,833)	$9,263

(1)
Primarily relates to acquisitions and divestitures

(2)
Accounts written off, net of recoveries

Report of Independent Public Accountants on Schedule II

Independent Auditors' Report

The Board of Directors
Carlisle Companies Incorporated:

        Under date of February 4, 2003, we reported on the consolidated balance sheet of Carlisle Companies Incorporated and subsidiaries as of December 31, 2002, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the year ended December 31, 2002, as contained in the annual report on Form 10-K for the year 2002. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related 2002 consolidated financial statement schedule as listed in Item 15 of this Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit. The consolidated financial statements and consolidated financial statement schedule of Carlisle Companies Incorporated and subsidiaries as of December 31, 2001, and for each of the years in the two year period then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule in their reports dated January 31, 2002.

        In our opinion, such 2002 consolidated financial statement schedule, when considered in relation to the basic 2002 consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Charlotte, North Carolina
February 4, 2003

        The following report is a copy of a report previously issued by Arthur Andersen LLP and it has not been reissued by Arthur Andersen LLP. This report applies to Supplemental Schedule II—Valuation and Qualifying Accounts and Allowance for Doubtful Accounts for the years ended December 31, 2000 and 2001. Please note that the referenced schedule is listed in Item 15, and not Item 14 as described in the report.

Report of Independent Public Accountants on Schedule II

To Carlisle Companies Incorporated:

        We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Carlisle Companies Incorporated included in this Form 10-K, and have issued our report thereon dated January 31, 2002. Our audits were made for the purpose of forming an opinion on those financial statements taken as a whole. The schedule listed in Item 14 of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statement and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

New York, New York
January 31, 2002

CARLISLE COMPANIES INCORPORATED

COMMISSION FILE NUMBER 1-9278

FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2002

EXHIBIT LIST

(12)	Ratio of Earnings to Fixed Charges
(21)	Subsidiaries of the Registrant
(23.1)	Consent of Independent Public Accountants
(23.2)	Notice Regarding Consent of Arthur Andersen LLP
(99)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

QuickLinks

Part I
  Item 1. Business.
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders.
Part II
  Item 5. Market for Registrant's Common Equity and Related Shareholder Matters.
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
  Item 8. Financial Statements and Supplementary Data. Consolidated Statements of Earnings and Shareholders' Equity
  Consolidated Balance Sheets
Notes to Consolidated Financial Statements
Report of Independent Auditors
Report of Independent Public Accountants
  Item 9. Changes in and disagreements with Accountants on Accounting and Financial Disclosure.
Part III
  Item 10. Directors and Executive Officers of the Registrant.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management.
  Item 13. Certain Relationships and Related Transactions.
  Item 14. Controls and Procedures.
Part IV
Signatures
CERTIFICATIONS
CERTIFICATIONS
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS ALLOWANCE FOR DOUBTFUL ACCOUNTS (Dollars in thousands)
Report of Independent Public Accountants on Schedule II
Independent Auditors' Report
Report of Independent Public Accountants on Schedule II
CARLISLE COMPANIES INCORPORATED COMMISSION FILE NUMBER 1-9278 FORM 10-K FOR FISCAL YEAR ENDED DECEMBER 31, 2002
EXHIBIT LIST