Form 10-Q
period 2003-03-31
CARLISLE COMPANIES INC
filed 2003-05-12
CIK 790051

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003
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

        Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Shares of common stock outstanding at May 1, 2003: 30,644,663

CARLISLE COMPANIES INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings and Comprehensive Income
Three Months ended March 31, 2003 and 2002
(dollars in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2003	2002 (Restated)
Net sales	$475,688	$455,101
Cost and expenses:
Cost of goods sold	385,520	371,720
Selling and administrative expenses	51,941	51,844
Research and development expenses	4,805	5,160
Other (income) and expense, net	3,088	1,639

Earnings before interest and income taxes	30,334	24,738
Interest expense, net	4,630	5,149

Earnings before income taxes and cumulative effect of change in accounting principle	25,704	19,589
Income taxes	8,611	6,758

Income before cumulative effect of change in accounting principle	17,093	12,831
Cumulative effect of change in accounting principle, net of taxes of $12,072	—	(43,753)

Net income (loss)	$17,093	$(30,922)
Other comprehensive income (loss)
Foreign currency translation	1,254	(1,373)
Gain on hedging activities, net of tax	574	251

Other comprehensive income (loss)	1,828	(1,122)

Comprehensive income (loss)	$18,921	$(32,044)

Earnings per share—basic
Income before cumulative effect of change in accounting principle	$0.56	$0.42
Cumulative effect of change in accounting principle	—	(1.44)

Net income (loss)	$0.56	$(1.02)

Earnings per share—diluted
Income before cumulative effect of change in accounting principle	$0.56	$0.42
Cumulative effect of change in accounting principle	—	(1.44)

Net income (loss)	$0.56	$(1.02)

Weighted average common shares outstanding
Basic	30,608	30,292
Effect of dilutive stock options	97	142

Diluted	30,705	30,434

Dividends declared and paid per share	$0.215	$0.210

See accompanying notes to interim financial statements.

CARLISLE COMPANIES INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
March 31, 2003 and December 31, 2002
(Dollars in thousands)

	March 31, 2003	December 31, 2002
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,776	$34,768
Receivables, less allowances of $8,137 in 2003 and $9,263 in 2002	181,457	142,622
Inventories	274,609	248,801
Deferred income taxes	29,369	29,208
Prepaid expenses and other current assets	37,165	37,836

Total current assets	551,376	493,235

Property, plant and equipment, net	444,997	447,986

Other assets:
Patents, goodwill and other intangible assets, net	303,544	305,624
Investments and advances to affiliates	59,234	62,123
Receivables and other assets	18,139	18,659

Total other assets	380,917	386,406

	$1,377,290	$1,327,627

Liabilities and Shareholders' Equity
Current liabilities:
Short-term debt, including current maturities	79,032	$53,038
Accounts payable	157,872	148,608
Deferred revenue	17,582	15,631
Accrued expenses	120,423	118,712

Total current liabilities	374,909	335,989

Long-term liabilities:
Long-term debt	292,248	293,124
Deferred revenue	64,109	64,957
Other liabilities	79,612	80,480

Total long-term liabilities	435,969	438,561

Commitments and contingencies
Shareholders' equity:
Preferred stock, $1 par value. Authorized and unissued 5,000,000 shares
Common stock, $1 par value. Authorized 100,000,000 shares; 39,330,624 shares issued; 30,636,155 outstanding in 2003 and 30,597,869 outstanding in 2002	39,331	39,331
Additional paid-in capital	23,168	22,908
Accumulated other comprehensive loss	(7,865)	(9,691)
Retained earnings	631,821	621,291
Cost of shares in treasury—8,694,469 shares in 2003 and 8,732,755 shares in 2002	(120,043)	(120,762)

Total shareholders' equity	566,412	553,077

	$1,377,290	$1,327,627

See accompanying notes to interim financial statements.

CARLISLE COMPANIES INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Three Months ended March 31, 2003 and 2002
(Dollars in thousands)
(unaudited)

	March 31,
	2003	2002 (Restated)
Operating activities
Net earnings (loss)	$17,093	$(30,922)
Reconciliation of net earnings to cash flows:
Depreciation	14,769	14,986
Amortization	489	420
Loss on equity investments	2,635	1,567
Deferred taxes	—	166
Goodwill transitional impairment, net of tax	—	43,753
Gain on sales of property and equipment	—	(27)
Changes in assets and liabilities, excluding effects of acquisitions and divestitures:
Current and long-term receivables	(37,342)	(20,424)
Receivables under securitization program	—	(13,362)
Inventories	(24,597)	2,184
Accounts payable and accrued expenses	3,603	(8,973)
Income taxes	10,068	7,475
Long-term liabilities	(2,691)	(215)
Other	580	(2,426)

Net cash used in operating activities	(15,393)	(5,798)

Investing activities
Capital expenditures	(9,982)	(10,757)
Acquisitions, net of cash	(1,494)	(1,026)
Proceeds from sale of property, equipment and business	—	47
Other	1,322	(1,798)

Net cash used in investing activities	(10,154)	(13,534)

Financing activities
Net change in short-term borrowings and revolving credit lines	25,991	10,865
Reductions of long-term debt	(855)	(379)
Dividends	(6,560)	(6,358)
Treasury shares and stock options, net	979	1,975

Net cash provided by financing activities	19,555	6,103

Change in cash and cash equivalents	(5,992)	(13,229)
Cash and cash equivalents
Beginning of period	34,768	32,978

End of period	$28,776	$19,749

See accompanying notes to interim financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2003 and 2002

(1)    Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements include the accounts of Carlisle Companies Incorporated and its wholly-owned subsidiaries (together, the "Company"). Intercompany transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with Article 10 01 of Regulation S X of the Securities and Exchange Commission and, as such, do not include all information required by generally accepted accounting principles for annual financial statements. However, in the opinion of the Company, these financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial statements for the interim periods presented herein. Results of operations for the three months ended March 31, 2003, are not necessarily indicative of the operating results for the full year.

        While the Company believes that the disclosures presented are adequate to not make the information misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's 2002 Annual Report to Shareholders and 2002 Form 10 K.

(2)    Reclassifications

        Certain reclassifications have been made to prior year's information to conform to the current year's presentation. In December 2002, $11.7 million of cash in transit has been reclassified to Accounts Payable. Reclassifications have also been made to the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2002, to display separately the effects of the accounts receivable securitization program (a reduction of $13.4 million), losses in equity investments ($1.6 million), and deferred taxes ($.1 million).

(3)    Recently Adopted Accounting Standards

        In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation elaborates the disclosure requirements to be made by a guarantor in its financial statements about obligations under certain guarantees that it has issued and requires a guarantor to recognize, at inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company has adopted the measurement provisions of this interpretation as of January 1, 2003.

(4)    Employee Stock-Based Compensation Arrangements

        The following table illustrates the effect on Net Income and Earnings Per Share had the Company applied the fair value method of accounting for stock-based employee compensation under Statement of Financial Accounting Standard ("SFAS") No. 123, Accounting for Stock-Based Compensation.

	Quarter Ended March 31,
In thousands, except per share amounts
	2003	2002
Net Income (loss), as reported	$17,093	$(30,922)
Less: Total stock-based employee compensation expense determined under fair value method for all awards net of tax	(1,294)	(825)

Proforma net income (loss)	$15,799	$(31,747)

Basic EPS (as reported)	$0.56	$(1.02)

Basic EPS (pro forma)	$0.52	$(1.05)

Diluted EPS (as reported)	$0.56	$(1.02)

Diluted EPS (pro forma)	$0.51	$(1.05)

        The pro forma effect includes only the vested portion of options. Options vest over a two year period. Compensation expense was estimated using the Black-Scholes model utilizing the following assumptions: expected dividend yield of 2.3% in 2003 and 2002; an expected life of 7 years; expected volatility of 28.7% in 2003 and 28.6% in 2002; and risk free interest rate of 3.8% in 2003 and 5.2% in 2002. The weighted-average fair value of those stock options granted in 2003 and 2002 was $11.31 and $10.58, respectively.

(5)    Inventory

        The components of inventories are as follows:

In thousands	March 31 2003	December 31 2002
FIFO (approximates current costs):
Finished goods	$183,377	$162,213
Work in process	23,942	21,004
Raw materials	79,385	77,776

	286,704	260,993
Excess FIFO cost over LIFO value	(12,095)	(12,192)

	$274,609	$248,801

(6)    Goodwill and Other Intangible Assets

        Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. The provisions of this standard required the Company to cease the amortization of goodwill and other intangible assets with indefinite lives and instead test such assets, on at least an annual basis, for impairment. Based on the initial review of its reporting units, in the fourth quarter of 2002, the

Company recognized an after tax impairment loss of $43.8 million retroactive to January 1, 2002, shown as cumulative effect of a change in accounting principle. Original reported results of operations in the first quarter of 2002 did not include this charge. Based on the requirements of SFAS 142, the Condensed Consolidated Statement of Earnings and Comprehensive Income and the Condensed Consolidated Statement of Cash Flows have been restated.

        The changes in the carrying amount of goodwill for the quarter ended March 31, 2003, are as follows:

In thousands	Industrial Components	Construction Materials	Automotive Components	Transportation Products	Specialty Products	General Industry	Total
Balance as of
January 1, 2003	$130,368	$33,113	$40,277	$—	$2,732	$90,207	$296,697
Purchase accounting
adjustments	—	(1,815)	—	—	—	—	(1,815)
Other adjustments	116	236	—	—	22	(354)	20

Balance as of
March 31, 2003	$130,484	$31,534	$40,277	$—	$2,754	$89,853	$294,902

        The Company's acquired other intangible assets as of March 31, 2003, are as follows:

In thousands	Acquired Cost	Accumulated Amortization	Net Book Value
Assets subject to amortization
Patents	$9,462	$(7,377)	$2,085
Software license	1,800	(407)	1,393
Tradename	1,500	(475)	1,025
Other	10,990	(10,851)	139
Assets not subject to amortization
Trademark	4,000	—	4,000

	$27,752	$(19,110)	$8,642

        Estimated amortization expense for each of the next five years is as follows: $1.0 million in 2003, $0.9 million in 2004, $0.7 million in 2005, $0.6 million in 2006, and $0.4 million in 2007.

(7)    Commitments and Contingencies

        The Company is obligated under various noncancelable operating leases for certain facilities and equipment. Future minimum lease payments under these arrangements in each of the next five years are approximately $9.8 million remaining in 2003, $11.2 million in 2004, $9.7 million in 2005, $8.6 million in 2006, $6.6 million in 2007, and $19.7 million thereafter.

        At March 31, 2003, letters of credit amounting to $34.1 million were outstanding, primarily to provide security under insurance arrangements and certain borrowings.

        The Company has financial guarantees in place for certain of its operations in Asia and Europe to facilitate working capital needs, customer performance and payment and warranty obligations. At

March 31, 2003, the Company had guaranteed $6.2 million which is included in current liabilities in the Company's Condensed Consolidated Balance Sheet. The fair value of these guarantees is estimated to equal the amount of the guarantees at March 31, 2003, due to their short term nature.

        The change in the Company's aggregate product warranty liabilities for March 31, 2003 is as follows:

In thousands
In thousands
Beginning reserve	$9,045
Current year provision	2,377
Current year claims	(3,033)

Ending reserve	$8,389

        The Company maintains self retained liabilities for workers' compensation, medical and dental, general liability, property, and product liability claims up to applicable retention limits. The Company is insured for losses in excess of these limits.

        The Company may be involved in various legal actions from time to time arising in the normal course of business. In the opinion of management, there are no matters outstanding that would have a material adverse effect on the consolidated financial position or results of operations of the Company.

(8)    Derivative Instruments and Hedging Activities

        Carlisle is exposed to the impact of changes in interest rates and market values of its debt instruments, changes in raw material prices and foreign currency fluctuations. From time to time, the Company may manage its interest rate exposure through the use of interest rate swaps to reduce volatility of cash flows, impact on earnings and to lower its cost of capital. As of March 31, 2003, the Company had no derivative contracts outstanding to hedge this risk. On April 11, 2003, the Company executed $75 million notional amount interest rate swaps, which have been designated as fair value hedges. The purpose of these contracts is to hedge the market risk associated with its fixed rate debt. These fair value hedges have been deemed effective at the origination date.

(9)    Segment Information

        Beginning in the first quarter 2003, Carlisle's custom molder of thermoset plastic components operation was included in the Specialty Products segment to reflect the change in reporting responsibility and the realignment of manufacturing processes. This operation was previously included in the General Industry (All Other) segment. Prior year information has been revised to reflect this change. The first quarter 2002 financial information for this operation included: net sales, $4.6 million; EBIT (Earnings Before Interest & Taxes), $.1 million; and assets, $10.2 million.

        Financial information for operations by reportable business segment is included in the following summary:

March 2003—YTD Segment Information Table

In thousands	Sales	EBIT	Assets
Industrial Components	$165,270	$19,112	$460,663
Construction Materials	98,439	6,312	266,619
Automotive Components	56,336	3,147	122,421
Specialty Products	31,615	1,349	85,844
Transportation Products	28,087	916	54,956
General Industry (All other)	95,941	4,997	310,721
Corporate	—	(5,499)	76,066

	$475,688	$30,334	$1,377,290

March 2002—YTD Segment Information Table

In thousands	Sales	EBIT	Assets
Industrial Components	$158,463	$16,758	$514,851
Construction Materials	84,941	7,792	240,483
Automotive Components	62,796	4,138	137,637
Specialty Products	30,513	(25)	89,863
Transportation Products	27,560	239	58,876
General Industry (All other)	90,828	756	315,161
Corporate	—	(4,920)	34,871

	$455,101	$24,738	$1,391,742

Management's Discussion and Analysis of
Financial Condition and Results of Operations

        Carlisle reported first quarter net earnings of $17.1 million, or $.56 per share (diluted) on record first quarter net sales of $475.7 million, a 5% increase over $455.1 million reported last year and 3% above the previous first quarter net sales record of $463.2 million in 2001. First quarter 2003 net earnings were 33% above the $12.8 million, or $.42 per share (diluted), realized in the first quarter 2002, before the impact of a change in accounting principle required under SFAS 142. The implementation of SFAS 142 in 2002 resulted in a $43.8 million (net of income tax) reduction in the carrying value of goodwill and a charge to net earnings of $1.44 per share (diluted). The change in accounting principle, which was effective January 1, 2002, resulted in a net loss of $(30.9) million or $(1.02) per share in the first quarter 2002.

        The $20.6 million growth in net sales in the first quarter 2003 included $18.1 million of organic net sales growth, primarily in the Industrial Components and General Industry segments. Acquisitions, primarily in the Construction Materials segment, added $10.9 million of net sales. Offsetting these increases was an $8.4 million decrease in net sales related to the divestiture of the Power Transmission European belt business in December 2002.

        Gross margins, expressed as a percent of sales, improved to 19.0% in the first quarter 2003 compared to 18.3% a year ago. The improvement is primarily attributable to lower manufacturing expenses through increased plant utilization, 74% in the first quarter 2003 compared to 70% in the first quarter 2002, and production efficiencies.

        Selling and administrative expenses of $51.9 million in the first quarter 2003 were slightly above the $51.8 million reported in the first quarter 2002. The sale of Carlisle Power Transmission's European transmission business in December 2002 resulted in a $1.9 million decrease in selling and administrative expenses in the first quarter 2003. This decrease was more than offset by acquisitions and higher expenses associated with increased sales. Selling and administrative expenses were 10.9% of net sales in the first quarter 2003 compared to 11.4% a year ago.

        Net interest expense of $4.6 million in the first quarter 2003 decreased 10% from $5.1 million in the first quarter 2002, primarily as a result of reduced average borrowings in 2003.

        Income tax as a percent of income before taxes was reduced to 33.5% for the quarter ended March 31, 2003 compared to 34.5% in the first quarter 2002. This decrease was primarily attributable to foreign and state tax reduction strategies.

        Receivables of $181.5 million were significantly higher than $142.6 million reported at the end of 2002. The increase in receivables was the result of higher sales volume and extended payment terms offered by various Carlisle operations.

        Inventories, valued primarily by the last-in, first-out ("LIFO") method, were $274.6 million at the end of the first quarter 2003, up from $248.8 million at December 31, 2002. Most of the increase occurred in the Construction Materials segment and is in anticipation of increased sales demand in the second quarter 2003.

Industrial Components

	Three Months Ended March 31
($ in millions)
	2003	2002
Net Sales	$165.3	$158.5
EBIT (Earnings Before Interest & Taxes)	$19.1	$16.8

        Industrial Components net sales of $165.3 million increased 4% from the first quarter 2002 net sales of $158.5 million. Organic net sales growth of $15.2 million was partially offset by the sale of Carlisle Power Transmission's European belt business in December 2002, which contributed $8.4 million in the first quarter 2002. First quarter 2003 net sales at Carlisle Tire & Wheel Company were 11% higher than recorded in 2002 with most of the increase driven by its lawn and garden, and ATV markets. Original equipment manufacturers in the lawn and garden market experienced strong sales the beginning of the year as a result of improved consumer confidence. The gain in ATV sales was generated through the development of new products for both original equipment manufacturers and aftermarket customers. Net sales at Carlisle Power Transmission were up 5% from the first quarter 2002, excluding its European belt business.

        Segment earnings before interest and taxes ("EBIT") of $19.1 million in the first quarter 2003 were 14% higher than in the first quarter 2002. Carlisle Tire & Wheel Company improved 19% due to higher sales volume and a nearly 10% improvement in plant utilization which more than offset significant increases in the prices of steel and natural and synthetic rubber. Partially offsetting the improved earnings at Carlisle Tire & Wheel Company was the sale of the European belt business in December 2002 and increased raw material costs at Carlisle Power Transmission.

Construction Materials

	Three Months Ended March 31
($ in millions)
	2003	2002
Net Sales	$98.4	$84.9
EBIT (Earnings Before Interest & Taxes)	$6.3	$7.8

        Construction Materials net sales of $98.4 million in the first quarter were 16% above the first quarter 2002 net sales of $84.9 million, with acquisitions accounting for 75% of the growth in net sales. Improvements in private label business, residential rubber roofing tiles, and international sales of FleeceBACK membranes, liners and waterproofing materials more than offset lower demand for domestic membrane due to the severe winter weather.

        First quarter segment EBIT of $6.3 million was down 19% from $7.8 million earned a year ago. 93% of the decrease was attributable to lower earnings at Carlisle's commercial roofing joint venture in Europe.

Automotive Components

	Three Months Ended March 31
($ in millions)
	2003	2002
Net Sales	$56.3	$62.8
EBIT (Earnings Before Interest & Taxes)	$3.1	$4.1

        Automotive Components net sales of $56.3 million in the first quarter were down 10% from the first quarter 2002. The decline in net sales reflects lower North American vehicle production at the major automotive manufacturers that are supplied by Carlisle Engineered Products, the loss of bumper component business as a result of customer design changes, and selling price reductions.

        Although many components of costs, including selling and administrative expenses, were below prior year levels, reduced production volume more than offset the lower spending and resulted in a 24% decline in the first quarter 2003 EBIT of $3.1 million from $4.1 million recorded in 2002.

Specialty Products

	Three Months Ended March 31
($ in millions)
	2003	2002
Net Sales	$31.6	$30.5
EBIT (Earnings Before Interest & Taxes)	$1.3	$—

        Beginning in the first quarter 2003, Carlisle's custom molder of thermoset plastic components is included in the Specialty Products segment to reflect a change in reporting responsibilities and the realignment of operations. This operation was previously included in the General Industry (All Other) segment. The 2002 segment information has been revised to reflect this change. Net sales in the Specialty Products segment of $31.6 million is 4% above $30.5 million realized in the first quarter 2002. Most of the markets served by the operations in this segment continue to remain soft, with some improvement in the heavy industrial friction and consumer product markets.

        The $1.3 million EBIT recorded in the first quarter 2003 is a significant improvement from the same period a year ago. Carlisle Motion Control realized a 50% improvement in EBIT as compared to the first quarter 2002 due to improved production volume, and 2002 expenses incurred to close its Ridgway, PA plant and start-up costs of new production facilities.

Transportation Products

	Three Months Ended March 31
($ in millions)
	2003	2002
Net Sales	$28.1	$27.6
EBIT (Earnings Before Interest & Taxes)	$0.9	$0.2

        Net sales of $28.1 million in the first quarter 2003 were slightly above the first quarter 2002 net sales of $27.6 million. While the sales activity increased in the first quarter 2003, it is still well below the traditional level of activity. A slowing economy and higher fuel prices have depressed sales activity, with many customers taking a "wait and see" approach. Most of the net sales increase in the first quarter was from the sale of stainless steel trailers, small construction units for small trailers and tilts, and bottom and steel side dump trailers.

        EBIT of $0.9 million improved substantially over the first quarter 2002, and reflects the elimination of an unprofitable pneumatic product line and improved production efficiencies.

General Industry

	Three Months Ended March 31
($ in millions)
	2003	2002
Net Sales	$95.9	$90.8
EBIT (Earnings Before Interest & Taxes)	$5.0	$0.7

        General Industry net sales of $95.9 million in the first quarter 2003 were 6% above the first quarter 2002 net sales of $90.8 million. Net sales at Carlisle Walker were 38% above the first quarter 2002 net sales with most of the increase occurring at Carlisle Life Sciences (up 36%), and Johnson Truck Bodies (39% higher). Net sales at Tensolite were slightly lower than in the first quarter 2002, with improved sales of its HDSI (High-Density Shielded Interconnect) product line and sales of RF flexible cable assemblies offset by the downturn in the commercial aircraft industry. Carlisle Process Systems first quarter net sales were 21% less than a year ago and reflect the downturn in the dairy and food processor markets.

        Most of the improvement in segment EBIT was generated at Johnson Truck Bodies, Tensolite, and Carlisle Process Systems. The increase in EBIT at Carlisle Walker was the result of higher sales volume, efficiencies and improved product mix. Tensolite's EBIT improved due to cost reduction initiatives in 2002 that resulted in decreased manufacturing expenses, and lower selling and administrative expenses as the result of closing its Andover, MA plant. Although net sales decreased at Carlisle Process Systems, this operation has gone through an extensive reorganization effort to lower its production costs and overhead costs.

Liquidity and Capital Resources

        Net cash used in operating activities in the first quarter of 2003 was $15.4 million as compared to $5.8 million used in the first quarter of 2002. Contributing to the increased use of cash was an increase in inventory at Carlisle SynTec reflecting expectations of higher demand in the second quarter, and higher receivables at Carlisle Tire & Wheel Company reflecting higher sales in the first quarter of 2003. Cash used in investing activities was $10.2 million during the first three months of 2003 compared to $13.5 million in the first three months of 2002. Financing activities contributed an additional $13.5 million in the first quarter of 2003 as compared with the same period in 2002, reflecting an increase in short-term borrowings to finance increases in working capital.

        Carlisle maintains a $375 million revolving credit facility, which had availability of $332 million at March 31, 2003. The Company also maintains with various financial institutions $35 million in committed lines of credit and a $55 million uncommitted line of credit. As of March 31, 2003, $61 million was available under these lines. At March 31, 2003, the Company's $100 million trade accounts receivables facility was fully utilized.

        The following table quantifies certain contractual cash obligations and commercial commitments at March 31, 2003:

In thousands	Total	Remaining in 2003	2004	2005	2006	2007	Thereafter
Short-term credit lines and long-term debt	$363,501	$79,035	$2,433	$1,229	$548	$150,507	$129,749
Noncancellable operating leases	65,569	9,816	11,173	9,714	8,605	6,565	19,696

Total Commitments	$429,070	$88,851	$13,606	$10,943	$9,153	$157,072	$149,445

        At March 31, 2003, letters of credit amounting to $34.1 million were outstanding, primarily to provide security under insurance arrangements and certain borrowings.

        The Company has financial guarantees in place for certain operations in Asia and Europe to facilitate working capital needs, customer performance and payment and warranty obligations. At March 31, 2003, the Company had guaranteed $6.2 million of such obligations which is included in current liabilities in the Company's Condensed Consolidated Balance Sheet. The fair value of these guarantees is estimated to equal the amount of the guarantees at March 31, 2003.

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

Backlog

        The March 31, 2003 backlog of $312 million was 16% higher than the March 31, 2002 position of $270 million. The increase was primarily attributed to a 46% overall improvement within the General Industry segment, reflecting improved positions at Carlisle Process Systems, Carlisle Life Sciences and Johnson Truck Bodies.

Outlook

        The improvement in the overall financial performance in the first quarter 2003, amidst very challenging market conditions and the severe winter across most of the US, was encouraging. The harsh winter should lead to increased re-roofing opportunities in our Construction Materials segment, and if consumer confidence remains steady, our growth in the Industrial Components segment should lead to a year-over-year sales improvement. The continued introduction of new products at many of our operations and effective cost reduction programs have enabled us to generate earnings growth in excess of our sales growth. Assuming general economic conditions do not deteriorate, we reaffirm our 2003 net earnings guidance of $2.60 to $2.80 per share.

Forward Looking Statements

        This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are made based on known events and circumstances at the time of publication, and as such, are subject in the future to unforeseen risks and uncertainties. It is possible that the Company's future performance may differ materially from current expectations expressed in these forward-looking statements, due to a variety of factors such as: increasing price and product/service competition by foreign and domestic competitors, including new entrants; technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost effective basis; the Company's mix of products/services; increases in raw material costs which cannot be recovered in product pricing; domestic and foreign governmental and public policy changes including environmental regulations; threats associated with and efforts to combat terrorism; protection and validity of patent and other intellectual property rights; the successful integration and identification of the Company's strategic acquisitions; the cyclical nature of the Company's businesses; and the outcome of pending and future litigation and governmental proceedings. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions including interest rate and currency exchange rate fluctuations. Further, any conflict in the international arena (including the war in Iraq and its aftermath) as well as the outbreak of severe acute respiratory syndrome ("SARS") may adversely affect the general market conditions and the Company's future performance. The Company undertakes no duty to update forward-looking statements.

Item 3.    Quantitative and Qualitative Disclosure about Market Risk

        Carlisle is exposed to the impact of changes in interest rates and market values of its debt instruments, changes in raw material prices and foreign currency fluctuations. From time to time, the Company may manage its interest rate exposure through the use of interest rate swaps to reduce volatility of cash flows, impact on earnings and to lower its cost of capital. As of March 31, 2003, the Company had no derivative contracts outstanding to hedge this risk. On April 11, 2003, the Company executed $75 million notion amount interest rate swap contacts, designated as fair value hedges, to hedge the market risk associated with a portion of its fixed-rate debt.

        The Company's operations use certain commodities such as plastics, carbon black, synthetic and natural rubber and steel. As such, the Company's cost of operations is subject to fluctuations as the markets for these commodities change. The Company monitors these risks, but currently has no derivative contracts in place to hedge these risks.

        International operations are exposed to translation risk when the local currency financial statements are translated into U.S. Dollars. Carlisle monitors this risk, but currency hedges are not currently in place, as this valuation risk is considered minimal. Less than 14% of the Company's 2003 revenues are in currencies other than the U.S. Dollar.

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

  (12)
  Ratio of Earnings to Fixed Charges.

  (99)
  Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  (c)
  Report on Form 8-K:

      No reports on Form 8-K were filed during the quarter for which this report on Form 10-Q is filed

SIGNATURE

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARLISLE COMPANIES INCORPORATED
Date: May 9, 2003	By:	/s/ KIRK F. VINCENT Name: Kirk F. Vincent Title: Vice President and Chief Financial Officer

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

  (b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  (c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003	By:	/s/ RICHMOND D. MCKINNISH Name: Richmond D. McKinninsh Title: President and Chief Executive Officer

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

  (b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  (c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  (d)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  (e)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003	By:	/s/ KIRK F. VINCENT Name: Kirk F. Vincent Title: Vice President and Chief Financial Officer

QuickLinks

CARLISLE COMPANIES INCORPORATED AND SUBSIDIARIES Condensed Consolidated Statements of Earnings and Comprehensive Income Three Months ended March 31, 2003 and 2002 (dollars in thousands, except per share amounts) (unaudited)
CARLISLE COMPANIES INCORPORATED AND SUBSIDIARIES Condensed Consolidated Balance Sheets March 31, 2003 and December 31, 2002 (Dollars in thousands)
CARLISLE COMPANIES INCORPORATED AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows Three Months ended March 31, 2003 and 2002 (Dollars in thousands) (unaudited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Three Months Ended March 31, 2003 and 2002
March 2003—YTD Segment Information Table
March 2002—YTD Segment Information Table
Management's Discussion and Analysis of Financial Condition and Results of Operations
SIGNATURE
CERTIFICATIONS
CERTIFICATIONS