Form 10-Q
period 2003-06-30
CARLISLE COMPANIES INC
filed 2003-08-11
CIK 790051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number 1-9278

CARLISLE COMPANIES INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	31-1168055
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13925 Ballantyne Corporate Place, Suite 400, Charlotte, NC 28277	704-501-1100
(Address of principal executive office, including zip code)	(Telephone Number)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒  No  ☐

Shares of common stock outstanding at August 1, 2003: 30,675,640

Carlisle Companies Incorporated and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Income

Three and Six Months ended June 30, 2003 and 2002

(dollars in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
				(Restated*)
Net sales	$554,413	$552,283	$1,030,101	$1,007,383

Cost and expenses:
Cost of goods sold	453,353	451,011	838,872	822,731
Selling and administrative expenses	53,686	53,577	105,627	105,421
Research and development expenses	4,819	5,290	9,624	10,449
Other (income) and expense, net	(3,631)	536	(543)	2,173
Earnings before interest and income taxes and cumulative effect of change in accounting principle	46,186	41,869	76,521	66,609
Interest expense, net	3,239	4,096	7,869	9,244
Earnings before income taxes and cumulative effect of change in accounting principle	42,947	37,773	68,652	57,365

Income taxes	14,387	13,032	22,998	19,791
Income before cumulative effect of change in accounting principle	28,560	24,741	45,654	37,574

Cumulative effect of change in accounting principle net of taxes of $12,072	—	—	—	(43,753)
Net income (loss)	$28,560	$24,741	$45,654	$(6,179)

Other comprehensive income (loss)
Foreign currency translation, net of tax	1,640	6,869	3,212	5,496
Gain (loss) on hedging activities, net of tax	254	(825)	508	(574)
Other comprehensive income	1,894	6,044	3,720	4,922
Comprehensive income (loss)	$30,454	$30,785	$49,374	$(1,257)

Earnings per share - basic
Income before cumulative effect of change in accounting principle	$0.93	$0.81	$1.49	$1.24
Cumulative effect of change in accounting principle	—	—	—	(1.44)
Net income (loss)	$0.93	$0.81	$1.49	$(0.20)

Earnings per share - diluted
Income before cumulative effect of change in accounting principle	$0.93	$0.81	$1.49	$1.23
Cumulative effect of change in accounting principle	—	—	—	(1.43)
Net income (loss)	$0.93	$0.81	$1.49	$(0.20)

Weighted average common shares outstanding
Basic	30,647	30,380	30,628	30,337
Effect of dilutive stock options	115	141	104	146
Diluted	30,762	30,521	30,732	30,483

Dividends declared and paid per share	$0.215	$0.210	$0.430	$0.420

See accompanying notes to interim financial statements.

* Restated to reflect cumulative effect of change in accounting principle.  See note 8.

Carlisle Companies Incorporated and Subsidiaries

Condensed Consolidated Balance Sheets

June 30, 2003 and December 31, 2002

(Dollars in thousands)

	June 30, 2003	December 31, 2002
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$36,858	$34,768
Receivables, less allowances of $7,857 in 2003 and $9,263 in 2002	222,263	142,622
Inventories	270,764	248,801
Deferred income taxes	31,944	29,208
Prepaid expenses and other current assets	38,698	37,836
Total current assets	600,527	493,235

Property, plant and equipment, net	459,989	447,986
Other assets:
Patents, goodwill and other intangible assets, net	307,063	305,624
Investments and advances to affiliates	59,578	62,123
Receivables and other assets	21,569	18,659
Total other assets	388,210	386,406
	$1,448,726	$1,327,627
Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt, including current maturities	$46,596	$53,038
Accounts payable	175,527	148,608
Deferred revenue	17,074	15,631
Accrued expenses	139,284	118,712
Total current liabilities	378,481	335,989

Long-term liabilities:
Long-term debt	333,339	293,124
Deferred revenue	63,597	64,957
Other liabilities	81,249	80,480
Total long-term liabilities	478,185	438,561

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $1 par value. Authorized and unissued 5,000,000 shares
Common stock, $1 par value. Authorized 100,000,000 shares; 39,330,624 shares issued; 30,665,997 outstanding in 2003 and 30,597,869 outstanding in 2002	39,331	39,331
Additional paid-in capital	24,496	22,908
Accumulated other comprehensive loss	(5,971)	(9,691)
Retained earnings	653,795	621,291
Cost of shares in treasury - 8,664,227 shares in 2003 and 8,732,755 shares in 2002	(119,591)	(120,762)
Total shareholders’ equity	592,060	553,077
	$1,448,726	$1,327,627

See accompanying notes to interim financial statements.

Carlisle Companies Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Six Months ended June 30, 2003 and 2002

(Dollars in thousands)

(unaudited)

	June 30,
	2003	2002
		(Restated*)
Operating activities
Net income (loss)	$45,654	$(6,179)
Reconciliation of net earnings to cash flows:
Goodwill transitional impairment, net of tax	—	43,753
Depreciation	30,051	29,604
Amortization	978	1,375
Loss on equity investments	2,433	895
Foreign exchange gain	(1,699)	—
Deferred taxes	405	350
Loss on sales of property and equipment	52	1,463
Changes in assets and liabilities, excluding effects of acquisitions and divestitures:
Current and long-term receivables	(73,211)	(51,962)
Receivables under securitization program	—	5,088
Inventories	(12,937)	10,476
Accounts payable and accrued expenses	30,044	14,963
Income taxes	12,119	28,303
Long-term liabilities	(3,040)	(58)
Other	1,210	(3,516)
Net cash provided by operating activities	32,059	74,555
Investing activities
Capital expenditures	(18,025)	(18,769)
Acquisitions, net of cash	(32,727)	(777)
Proceeds from sale of property, equipment and business	982	375
Other	130	(834)
Net cash used in investing activities	(49,640)	(20,005)
Financing activities
Net change in short-term borrowings and revolving credit lines	33,536	(53,074)
Reductions of long-term debt	(1,692)	(902)
Dividends	(13,150)	(12,742)
Treasury shares and stock options, net	2,759	2,953
Other	(878)	—
Net cash provided by (used in) financing activities	20,575	(63,765)

Effect of exchange rate changes on cash	(904)	628
Change in cash and cash equivalents	2,090	(8,587)
Cash and cash equivalents
Beginning of period	34,768	32,978
End of period	$36,858	$24,391

See accompanying notes to interim financial statements.

* Restated to reflect cumulative effect of change in accounting principle. See note 8.

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2003 and 2002

(1)         Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Carlisle Companies Incorporated and its wholly-owned subsidiaries (together, the “Company”).  Intercompany transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with Article 10-01 of Regulation S-X of the Securities and Exchange Commission and, as such, do not include all information required by generally accepted accounting principles for annual financial statements. However, in the opinion of the Company, these financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial statements for the interim periods presented herein.  Results of operations for the three and six months ended June 30, 2003, are not necessarily indicative of the operating results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company’s 2002 Annual Report to Shareholders and 2002 Form 10-K.

(2)         Reclassifications

Certain reclassifications have been made to prior year’s information to conform to the current year’s presentation.  In December 2002, $11.7 million of cash in transit was reclassified to Accounts Payable.  Reclassifications have also been made to the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2002, to display separately losses in equity investments ($0.9 million), deferred taxes ($0.4 million), and the effect of exchange rate changes on cash ($0.6 million).

(3)         Recently Adopted Accounting Standards

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal use of the asset. The Company adopted SFAS No. 143 on January 1, 2003.  This adoption did not have a material impact on the Company’s statement of earnings or financial position.

In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.  This interpretation elaborates the disclosure requirements to be made by a guarantor in its financial statements about obligations under certain guarantees that it has issued and requires a guarantor to recognize, at inception of the guarantee, a liability for the fair-value of the obligation undertaken in issuing the guarantee.  The Company has adopted the measurement provisions of this interpretation as of January 1, 2003.  This adoption did not have a material impact on the Company’s statement of earnings or financial position.

(4)         New Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This pronouncement amends and clarifies the accounting and reporting for derivative instruments, including embedded derivatives, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  SFAS No. 149 amends SFAS No. 133 to reflect the decisions made as part of the Derivatives Implementation Group and in other FASB projects or deliberations. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this standard is not expected to have an impact on the Company’s statement of earnings or financial position.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, to clarify the application of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements to entities in which the investors of that entity do appear to have a financial controlling interest nor is their equity investment sufficient to allow the entity to finance its operations without additional equity investments from other investors.  ARB 51 states that financial controlling interest is generally determined by voting interest and requires consolidation when one company has a financial controlling interest in another.  FIN 46 expands that guidance by requiring a variable interest entity (“VIE”), as defined in FIN 46, to be consolidated if the company is subject to a majority of the risk of loss from the activities of the VIE or is entitled to receive a majority of its residual returns or both. FIN 46 also requires disclosure for VIEs for which consolidation is not required but in which the company has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to VIEs created after January 31, 2003 and to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the VIE was established.  The adoption of FIN 46 is not expected to have a material impact on the Company’s statement of earnings or financial position.

On May 15, 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement defines three classes of freestanding financial instruments that are required to be classified as liabilities (or assets in some circumstance) by the issuer because these instruments embody obligations for the issuer.  Generally, the provisions of this statement are effective for financial instruments entered into or modified after May 31, 2003 and are otherwise effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of this statement is not expected to have a material impact on the Company’s statement of earnings or financial position.

(5)         Acquisitions

On May 30, 2003, the Company acquired Flo-Pac Corporation.  Flo-Pac is a manufacturer of brooms, brushes, rotary brushes and cleaning tools for the sanitary maintenance industry.  The operating results for this business since the acquisition date are included in the General Industry segment.  The Company has preliminarily allocated the purchase price among the acquired assets; however, the Company is in the process of fully evaluating these assets and as a result, the purchase price allocation among the tangible and intangible assets and their useful lives may change.

(6)         Employee Stock-Based Compensation Arrangements

The following table illustrates the effect on Net Income and Earnings Per Share had the Company applied the fair-value method of accounting for stock-based employee compensation under Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
In thousands except per share data				(Restated*)
Net Income (loss), as reported	$28,560	$24,741	$45,654	$(6,179)
Less: Total stock-based employee compensation expense determined under fair value method for all awards net of related tax effects	(235)	(215)	(929)	(760)
Proforma net income (loss)	$28,325	$24,526	$44,725	$(6,939)
Basic EPS (as reported)	$0.93	$0.81	$1.49	$(0.20)
Basic EPS (proforma)	$0.92	$0.81	$1.46	$(0.23)
Diluted EPS (as reported)	$0.93	$0.81	$1.49	$(0.20)
Diluted EPS (proforma)	$0.92	$0.80	$1.46	$(0.23)

* Restated to reflect cumulative effect of change in accounting principle.  See note 8.

The pro forma effect includes only the vested portion of options.  Options vest over a two-year period.  Compensation expense was estimated using the Black-Scholes model utilizing the following assumptions:  expected dividend yield of 2.3% in 2003 and 2002; an expected life of 7 years; expected volatility of 28.7% in 2003 and 28.6% in 2002; and risk-free interest rate of 3.8% in 2003 and 5.2% in 2002.  The weighted-average fair value of those stock options granted in 2003 and 2002 was $11.31 and $10.58, respectively.

(7)         Inventory

The components of inventories are as follows:

In thousands	June 30 2003	December 31 2002
FIFO (approximates current costs):
Finished goods	$171,203	$162,213
Work in process	27,369	21,004
Raw materials	85,006	77,776
	283,578	260,993
Excess FIFO cost over LIFO value	(12,814)	(12,192)
	$270,764	$248,801

(8)         Goodwill and Other Intangible Assets

Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets.  The provisions of this standard required the Company to cease the amortization of goodwill and other intangible assets with indefinite lives and instead test such assets, on at least an annual basis, for impairment.  Based on the Company’s review of its reporting units, in the fourth quarter of 2002, the Company recognized an after-tax impairment loss of $43.8 million retroactive to January 1, 2002, shown as cumulative effect of a change in accounting principle.  Original reported results of operations for the six months ended June 30, 2002 did not include this charge.  Based on the requirements of SFAS 142, the Condensed Consolidated Statement of Earnings and Comprehensive Income and the Condensed Consolidated Statement of Cash Flows have been restated.

The changes in the carrying amount of goodwill for the six months ended June 30, 2003, are as follows:

In thousands	Industrial Components	Construction Materials	Automotive Components	Transportation Products	Specialty Products	General Industry	Total
Balance as of December 31, 2002	$130,368	$33,113	$40,277	$—	$2,732	$90,207	$296,697
Goodwill acquired during year	—	—	—	—	—	2,454	2,454
Purchase accounting adjustments	—	(1,815)	—	—	—	—	(1,815)
Currency translation	255	571	—	—	48	496	1,370
Balance as of June 30, 2003	$130,623	$31,869	$40,277	$—	$2,780	$93,157	$298,706

The Company’s acquired other intangible assets as of June 30, 2003, are as follows:

In thousands	Acquired Cost	Accumulated Amortization	Net Book Value
Assets subject to amortization
Patents	$9,467	$(7,504)	$1,963
Software licenses	1,800	(471)	1,329
Tradenames	1,500	(550)	950
Other	10,990	(10,875)	115
Assets not subject to amortization
Trademarks	4,000	—	4,000
	$27,757	$(19,400)	$8,357

Estimated amortization expense for each of the next five years is as follows:  $1.0 million in 2003, $0.9 million in 2004, $0.7 million in 2005, $0.6 million in 2006, and $0.4 million in 2007.

(9)         Borrowings

In June 2003, the Company’s revolving credit facilities that provided for borrowings of up to $375 million were replaced with a $250 million three-year syndicated revolving credit facility (“2003 Facility”).  The 2003 Facility provides for interest at the Euro-Dollar rate plus a margin of 0.375% to 1.7%.  The specific rate of the 2003 Facility is based on the Company’s long-term debt rating as determined by certain rating agencies and the amount of outstanding borrowings.  The one-month Euro Dollar rate was 1.14% at June 20, 2003.  The 2003 Facility requires the Company to meet various restrictive covenants and limitations, including certain net worth and cash flow ratios, all of which were complied with as of June 30, 2003.

(10)  Commitments and Contingencies

The Company is obligated under various noncancelable operating leases for certain facilities and equipment.  Future minimum lease payments under these arrangements in each of the next five years are approximately $7.5 million remaining in 2003, $12.0 million in 2004, $10.9 million in 2005, $9.8 million in 2006, $7.3 million in 2007, and $22.7 million thereafter.

At June 30, 2003, letters of credit amounting to $34.9 million were outstanding, primarily to provide security under insurance arrangements and certain borrowings.  Of this amount, $16.3 million represents letters of credit for industrial development bonds for certain of the Company’s subsidiaries, with such debt allocated between short and long-term debt on the Company’s Consolidated Balance Sheet.

The Company has financial guarantees in place for certain of its operations in Asia and Europe to facilitate working capital needs, customer performance and payment and warranty obligations.  At June 30, 2003, the Company had outstanding guarantees of $24.4 million, of which $8.7 million represents guarantees of outstanding lines of credit by certain of the Company’s subsidiaries which are recorded in current liabilities on the Company’s Consolidated Balance Sheet.

The change in the Company’s aggregate product warranty liabilities for the six months ended June 30, 2003 is as follows:

In thousands
Beginning reserve	$9,045
Current year provision	8,155
Current year claims	(9,318)
Ending reserve	$7,882

The Company maintains self retained liabilities for workers’ compensation, medical and dental, general liability, property, and product liability claims up to applicable retention limits.  The Company is insured for losses in excess of these limits.

The Company may be involved in various legal actions from time to time arising in the normal course of business. In the opinion of management, there are no legal actions outstanding that would have a material adverse effect on the consolidated financial position or results of operations of the Company.

(11)  Derivative Instruments and Hedging Activities

The Company is exposed to the impact of changes in interest rates and market values of its debt instruments, changes in raw material prices and foreign currency fluctuations.  From time to time, the Company may manage its interest rate exposure through the use of interest rate swaps to reduce volatility of cash flows, impact on earnings and to lower its cost of capital.  On April 11, 2003, the Company executed $75 million notional amount interest rate swaps, which have been designated as fair value hedges.  The purpose of these contracts is to hedge the market risk associated with its fixed rate debt.  These fair value hedges have been deemed effective at the origination date and at June 30, 2003.  The valuation of these contracts at June 30, 2003 resulted in an asset of $1.9 million, included in non-current receivables on the Company’s Consolidated Balance Sheet, and a corresponding increase in the fair value of the Company’s 7.25% senior notes, reflected in long-term debt.

(12)  Segment Information

Beginning in the first quarter of 2003, the Company’s custom molder of thermoset plastic components operation was included in the Specialty Products segment to reflect a change in reporting responsibility and the realignment of manufacturing processes.  This operation was previously included in the General Industry (All Other) segment.  Prior year information has been revised to reflect this change.  Second quarter 2002 financial information for this operation included net sales of $4.9 million and Earnings Before Interest and Income Taxes (“EBIT”) of $0.3 million.  First half 2002 financial information for this segment included net sales of $9.4 million, EBIT of $0.4 million and assets of $9.9 million.

Financial information for operations by reportable business segment is included in the following summary:

Second Quarter	2003			2002
In thousands	Sales	Earnings Before Interest and Income Taxes	% Sales	Sales	Earnings Before Interest and Income Taxes	% Sales
Industrial Components	$175,078	$20,257	11.6%	$183,324	$20,016	10.9%
Construction Materials	154,421	21,989	14.2%	132,968	17,532	13.2%
Automotive Components	54,502	2,737	5.0%	66,985	4,681	7.0%
Specialty Products	36,386	1,724	4.7%	34,157	1,150	3.4%
Transportation Products	33,195	1,415	4.3%	36,018	2,415	6.7%
General Industry (All other)	100,831	1,537	1.5%	98,831	1,468	1.5%
Corporate	—	(3,473)	—	—	(5,393)	—
	$554,413	$46,186	8.3%	$552,283	$41,869	7.6%

Six Months	2003			2002
In thousands	Sales	Earnings Before Interest and Income Taxes	Assets	Sales	Earnings Before Interest and Income Taxes	Assets
Industrial Components	$340,348	$39,369	$454,309	$341,787	$36,774	$508,025
Construction Materials	252,860	28,302	287,333	217,909	25,324	252,109
Automotive Components	110,837	5,883	126,376	129,781	8,819	130,514
Specialty Products	68,002	3,073	83,247	64,669	1,125	91,693
Transportation Products	61,282	2,331	53,243	63,578	2,655	55,741
General Industry (All other)	196,772	6,535	353,728	189,659	2,225	315,341
Corporate	—	(8,972)	90,490	—	(10,313)	63,648
	$1,030,101	$76,521	$1,448,726	$1,007,383	$66,609	$1,417,071

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Carlisle Companies Incorporated and its wholly owned subsidiaries (together, “Carlisle” or the “Company”) reported a 15% increase in second quarter net earnings of $28.6 million, or $0.93 per share (diluted) over second quarter 2002 net earnings of $24.7 million, or $0.81 per share (diluted).  Second quarter net sales of $554.4 million were slightly above second quarter 2002 net sales of $552.3 million.  Acquisitions completed in 2002 in the Construction Materials segment and in 2003 in the Automotive Components and General Industry segments contributed $11.8 million of net sales growth.  This was partially offset by a $8.4 million reduction in net sales associated with the divestiture of Carlisle Power Transmission’s European belt business in December 2002. Net sales also benefited by $4.9 million due to favorable changes in foreign currency rates.

Net sales of $1.03 billion for the six month period ended June 30, 2003 were 2% above net sales in the first six months of 2002 of $1.01 billion, primarily due to higher sales in the Construction Materials segment.  Acquisitions accounted for $22.7 million of the growth in sales, with organic growth contributing $16.8 million, including a $9.6 million increase due to favorable changes in foreign currency rates.  This increase was partially offset by the sale of Carlisle Power Transmission’s European belt business in December 2002.  Net sales for this operation in the first six months of 2002 were $16.8 million.  Net earnings in the first half of 2003 of $45.7 million or $1.49 per share (diluted) were 22% above $37.6 million or $1.23 per share (diluted) realized in the first six months of 2002, before the impact of a change in accounting principle required under SFAS 142.  The implementation of SFAS 142 in 2002 resulted in a $43.8 million (net of income tax) reduction in the carrying value of goodwill and a charge to net earnings of $1.43 per share (diluted).  The change in accounting principle, which was effective January 1, 2002, resulted in a net loss of $(6.2) million of $(0.20) per share (diluted) in the first half of 2002.

Gross margins, (net sales less cost of goods sold expressed as a percent of net sales), in the second quarter of 2003 were 18.2%, or approximately the same as in the second quarter 2002, while gross margins of 18.6% realized in the first half of 2003 were slightly above 18.3% realized in the same period of 2002.  Gross margins in the first half of 2002 included plant shutdown, relocation, and start-up expenses in the Specialty Products and General Industry segments.  Plant utilization of 75% in the second quarter of 2003 and 73% in the first six months of 2003 are relatively the same as in the second quarter and first half of 2002.

Selling and administrative expenses of $53.7 million in the second quarter of 2003 and $105.6 million through the first six months of 2003 were approximately the same as in the second quarter and first six months of 2002.  Selling and administrative expenses, as a percent of net sales, of 9.7% in the second quarter of 2003 were the same as in the second quarter of 2002, and expenses through the first half of 2003 at 10.3% of net sales were slightly favorable to 10.5% in the first six months of 2002.  The sale of Carlisle Power Transmission’s European transmission belt business in December 2002 resulted in a $1.4 million decrease in selling and administrative expenses in the second quarter of 2003, and $3.4 million in the first six months of 2003.  Acquisitions added $1.1 million of selling and administrative expense in the second quarter and $2.2 million through the first six months of 2003.

Other income of $3.6 million for the three months ended June 30, 2003 compares to other expense of $0.5 million in the same period of 2002.  Included in the 2003 period were a $2.0 million gain from insurance recoveries on fire losses at two small manufacturing plants and a $1.7 million foreign exchange gain on the settlement of long-term loans denominated in foreign currencies.  These same two items, along with lower earnings at the Company’s European roofing joint venture, account for most of the change in Other income of $0.5 million in the first six months of 2003 compared to $2.2 million of Other expense in the first six months of 2002.

Net interest expense of $3.2 million in the second quarter of 2003 was 21% below $4.1 million incurred in the 2002 period.  The $0.9 million decrease was a result of reduced average borrowings, reflecting full utilization of the securitization program,  $0.3 million of additional interest income from Carlisle’s roofing joint venture in Europe and $0.3 million interest income on a tax refund.  Net interest expense for the six months ended June 30, 2003 of $7.9 million decreased 15% from $9.2 million in the same period in 2002.  The decrease reflects reduced average borrowings, interest income from Carlisle’s roofing joint venture in Europe, interest income on a tax refund, and a 1.6% reduction in the Company’s effective interest rate.

Income taxes as a percent of income before taxes was reduced to 33.5% in 2003 compared to 34.5% in 2002.  This decrease was primarily attributable to lower tax rates on a higher proportion of foreign income.

Accounts receivable of $222.3 million at June 30, 2003 were $79.7 million above December 31, 2002 of $142.6 million. The increase was primarily the result of higher sales volume since the end of the prior year.

Inventories, valued primarily by the last-in, first-out (“LIFO”) method, were $270.8 million as of June 30, 2003, up from $248.8 million at December 31, 2002.  Inventories in the Construction Materials segment make up 42% of the increase from the end of 2002 and are higher in anticipation of increased sales demand in the third quarter of 2003.  Acquisitions account for 30% of the increase from December 31, 2002.

Accounts payable of $175.5 million at June 30, 2003 were 18% above $148.6 million at December 31, 2002 due to increased purchases of materials and supplies.  Accrued expenses at June 30, 2003 of $139.3 million were $20.6 million above $118.7 million at December 31, 2002 primarily as a result of increased accrued taxes on higher earnings.

Industrial Components

	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2003	2002	2003	2002
Net Sales	$175.1	$183.3	$340.3	$341.8
EBIT (Earnings Before Interest and Income Taxes)	$20.3	$20.0	$39.4	$36.8

Industrial Components net sales of $175.1 million in the second quarter of 2003 were 4% below second quarter 2002 net sales of $183.3 million.  The divestiture of Carlisle Power Transmission’s European belt business in December 2002 accounts for the decrease in sales.  Second quarter 2003 net sales at Carlisle Tire and Wheel Company included higher sales in the consumer outdoor power equipment and ATV markets.  This increase was more than offset by lower sales of styled wheels, and the commercial outdoor power equipment, and golf and trailer tires and wheels.  Net sales to original equipment manufacturers (“OEM”) in the consumer outdoor power equipment market remained strong in the second quarter, and the higher ATV sales were generated through new product offerings for both OEM and aftermarket customers.  Net sales at Carlisle Power Transmission were up 5% from the second quarter of 2002, excluding its European belt business.  Segment EBIT of $20.3 million in the second quarter of 2003 was slightly above the $20.0 million realized in the second quarter of 2002 as a net result of improved margins at Carlisle Tire and Wheel Company partially offset by severance costs at Carlisle Power Transmission.

Net sales of $340.3 million through the first six months of 2003 were slightly below net sales in the same period of 2002.  Organic net sales growth of $15.4 million was more than offset by the divestiture of Carlisle Power Transmission’s European belt business, which contributed $16.8 million of net sales in the first six months of 2002.  Organic sales growth of 5% at Carlisle Tire and Wheel Company was primarily the result of improved consumer outdoor power equipment and ATV sales.  Organic sales growth at Carlisle Power Transmission for the first six months of 2003 was 6% over the same period in 2002, excluding its European belt business.  Carlisle Tire and Wheel Company accounts for the improvement in EBIT for the first six months of 2003 over the same period in 2002, and was primarily the result of improved sales volume, selling price increases implemented early in 2003, and spending controls at most manufacturing operations.  This improvement was partially offset by higher costs for major raw material commodities, including natural rubber, synthetic rubber, and steel.  Net sales and EBIT in this segment are generally higher in the first half of the year due to peak sales volume into the outdoor power equipment market.

Construction Materials

	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2003	2002	2003	2002
Net Sales	$154.4	$133.0	$252.9	$217.9
EBIT (Earnings Before Interest and Income Taxes)	$22.0	$17.5	$28.3	$25.3

Construction Materials net sales of $154.4 million in the second quarter of 2003 were 16% above second quarter 2002 net sales of $133.0 million.  The acquisition of MiraDri in October 2002 accounted for 6% of the increase in sales.  Organic sales growth of 10% included higher sales of domestic roofing membranes (TPO and EPDM membrane), private label and residential rubber tile roofing products.  Second quarter 2003 EBIT of $22.0 million was 26% above second quarter 2002 EBIT of $17.5 million, primarily as a result of increased sales volume and a $2.0 million gain from insurance recoveries on fire losses at two small coatings and waterproofing facilities offset by a $0.9 million earnings decline at its European roofing joint venture.

Net sales of $252.9 million in the first half of 2003 were 16% above the same period in 2002.  Acquisitions accounted for 9% of the increase in net sales with organic sales growth up 7% as all product lines showed improvement from the first six months of 2002.  The 12% EBIT improvement is primarily the result of increased sales volume and the $2.0 million gain on insurance recoveries received in the second quarter of 2003.  This was partially offset by $2.3 million lower earnings at Carlisle’s roofing joint venture in Europe.  Net sales and EBIT in this segment are generally higher in the second and third quarters of the year due to increased construction activity during these periods.

Automotive Components

	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2003	2002	2003	2002
Net Sales	$54.5	$67.0	$110.8	$129.8
EBIT (Earnings Before Interest and Income Taxes)	$2.7	$4.7	$5.9	$8.8

Automotive Components net sales of $54.5 million in the second quarter of 2003 were 19% below second quarter 2002 net sales of $67.0 million, with segment EBIT of $2.7 million down 43% from $4.7 million realized in the second quarter of 2002.  The sales and EBIT declines from the second quarter of 2002 were primarily the result of a general decline in vehicle production at the major automotive manufacturers supplied by Carlisle Engineered Products, the loss of bumper component business as a result of customer design changes, and selling price reductions.

The first six months 2003 net sales of $110.8 million were 15% below $129.8 million realized in the same period of 2002 due to lower demand, customer design changes, and selling price reductions at Carlisle Engineered Products’ major customers.  The 33% decline in segment EBIT for the first six months of 2003 was primarily the result of lower production volume.  Compared to the first six months of 2002, Carlisle Engineered Products has reduced selling and administrative expenses by 16% and research and development expense by 20%.  Net sales and EBIT in the Automotive Components segment are generally higher in the first six months of the year due to the automotive build schedule.

Specialty Products

	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2003	2002	2003	2002
Net Sales	$36.4	$34.2	$68.0	$64.7
EBIT (Earnings Before Interest and Income Taxes)	$1.7	$1.1	$3.1	$1.1

Net sales in the Specialty Products segment of $36.4 million were 6% above $34.2 million realized in the second quarter of 2002.  Most of the sales improvement was in the on-highway market with organic sales growth of 13%.  Segment EBIT of $1.7 million was 50% above $1.1 million recorded in the second quarter of 2002.  Second quarter 2002 EBIT included higher expenses at Carlisle Motion Control due to plant closings and the start-up of new production facilities.

Net sales through the first six months of 2003 of $68.0 million were 5% above the same period in 2002 of $64.7 million.  Most of the increase in net sales was the result of a 7% organic sales increase in the on-highway market and a 16% organic sales increase in consumer goods products.  The $2.0 million improvement in segment EBIT in the first six months of 2003 was primarily the result of $1.5 million in costs incurred in the first six months of 2002 at Carlisle Motion Control to close its Ridgway, PA plant and start-up new production facilities.

Transportation Products

	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2003	2002	2003	2002
Net Sales	$33.2	$36.0	$61.3	$63.6
EBIT (Earnings Before Interest and Income Taxes)	$1.4	$2.4	$2.3	$2.7

Segment net sales of $33.2 million in the second quarter of 2003 were 8% below net sales of $36.0 million realized in the second quarter of 2002.  Most of the decrease in net sales was the result of lower sales in the material hauling market and sales of OEM pavers.  EBIT of $1.4 million in the second quarter of 2003 was 42% below $2.4 million realized in the second quarter of 2002 as a result of lower sales and production cutbacks at several plants.

Transportation Products net sales of $61.3 million in the first six months of 2003 were 4% below net sales of $63.6 million realized in the same period in 2002.  The decrease in net sales was primarily the result of a reduction in sales of OEM pavers.  Segment EBIT of $2.3 million in the first six months of 2003 was down 15% from the first six months of 2002, primarily as a result of lower sales and reduced production levels.

General Industry

	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2003	2002	2003	2002
Net Sales	$100.8	$98.8	$196.8	$189.6
EBIT (Earnings Before Interest and Income Taxes)	$1.5	$1.5	$6.5	$2.2

General Industry net sales of $100.8 million in the second quarter of 2003 were 2% above second quarter 2002 net sales of $98.8 million, with EBIT of $1.5 million equal to EBIT realized in the second quarter of 2002.  Carlisle Walker net sales were 29% higher than net sales in the prior period primarily as a result of improved demand at Johnson Truck Bodies.  Net sales at Tensolite were 10% below net sales in the second quarter of 2002 as a result of the continued downturn in the commercial aircraft and telecommunications industries.  Sales at Carlisle Process Systems were 8% less than a year ago and reflect the reluctance of cheese and powder manufacturers to purchase new capital equipment.  Carlisle FoodService net sales were 6% below second quarter 2002 net sales due to a slow-down in the mid-priced and independent restaurant segment.  The second quarter of 2003 EBIT includes a $2.6 million charge at a European operation in the Carlisle Life Sciences organization to correct previously reported EBIT in calendar year 2002 and the first quarter of 2003.  The charge represents adjustments to previously reported income in the amounts of $2.2 million included in 2002 and $0.4 million included in the first quarter of 2003.

Net sales in General Industry in the first six months of 2002 of $196.8 million were 4% above $189.6 million in the first six months of 2002.  Carlisle Walker net sales were 33% higher with most of the increase at its Johnson Truck Bodies operation.  Tensolite net sales were 6% less than in the first six months of 2002 as a result of the continued decline in the commercial airline and telecommunications markets.  Sales at Carlisle Process Systems were 15% less than a year ago and reflect the weak market conditions in the cheese and powder industry.  Sales at Carlisle FoodService through the first six months of 2003 were down 2% from the same period in 2002.  The food service industry is experiencing a period of reduced business travel and consumer spending that has resulted in restaurant closings and reduced purchases of restaurant supplies and equipment.  Segment EBIT of $6.5 million was significantly above the $2.2 million realized in the first six months of 2002.  The improvement in 2003 EBIT was primarily a result the closure of Tensolite’s Andover, MA plant in 2002 and improved results at Johnson Truck Bodies.

Acquisitions

On May 30 2003, Carlisle acquired the Flo-Pac Corporation, a leading manufacturer of quality brooms, brushes, rotary brushes and cleaning tools for the sanitary maintenance industry.  Sales in 2002 were approximately $27 million.  This acquisition is included in the General Industry segment as part of Carlisle’s FoodService and Sanitary Maintenance business.

Liquidity and Capital Resources

Net cash provided by operating activities in the first half of 2003 was $32.1 million as compared to $74.6 million provided in the first half of 2002.  Contributing to the 57% reduction was an increase in inventories and accounts receivable.  Cash used in investing activities was $49.6 million during the first half of 2003 compared to $20.0 million in the first half of 2002 reflecting primarily the acquisition of Flo-Pac Corporation.  Financing activities contributed $20.6 million in the first half of 2003 reflecting an increase in short-term borrowings used primarily to fund the aforementioned acquisition, while in the 2002 period, stronger operating cash flow and lower capital expenditures allowed the Company to pay down short-term debt by $53.1 million.

In June 2003, the Company’s revolving credit facilities that provided for borrowings of up to $375 million were replaced with a $250 million three-year syndicated revolving credit facility (“2003 Facility”).  The 2003 Facility provides for interest at the Euro-Dollar rate plus a margin of 0.375% to 1.7%.  The specific rate of the 2003 Facility is based on the Company’s long-term debt rating as determined by certain rating agencies and the amount of outstanding borrowings.  The one-month Euro Dollar rate was 1.14% at June 30, 2003.  The 2003 Facility requires the Company to meet various restrictive covenants and limitations, including certain net worth and cash flow ratios, all of which were complied with as of June 30, 2003. The Company had available $210 million from the 2003 Facility at June 30, 2003.

The Company also maintains with various financial institutions $25 million in committed lines of credit and a $55 million uncommitted line of credit.  As of June 30, 2003, $42 million was available under these lines.  At June 30, 2003, the Company’s $100 million trade accounts receivables facility was fully utilized.

The following table quantifies certain contractual cash obligations and commercial commitments at June 30, 2003:

In thousands	Total	Remaining in 2003	2004	2005	2006	2007	Thereafter
Short-term credit lines and long-term debt	$370,821	$46,596	$2,363	$1,106	$40,515	$150,516	$129,725
Noncancellable operating leases	70,286	7,548	12,042	10,925	9,751	7,315	22,705
Total Commitments	$441,107	$54,144	$14,405	$12,031	$50,266	$157,831	$152,430

At June 30, 2003, letters of credit amounting to $34.9 million were outstanding, primarily to provide security under insurance arrangements and certain borrowings. Of this amount, $16.3 million represents letters of credit for industrial development bonds for certain of the Company’s subsidiaries, with such borrowings allocated between short and long-term debt on the Company’s Consolidated Balance Sheet.

The Company has financial guarantees in place for certain of its operations in Asia and Europe to facilitate working capital needs, customer performance and payment and warranty obligations.  At June 30, 2003, the Company had outstanding guarantees of $24.4 million, of which $8.7 million represents guarantees of outstanding lines of credit by certain of the Company’s subsidiaries which are recorded in current liabilities on the Company’s Consolidated Balance Sheet.

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

Backlog

The June 30, 2003 backlog of $311 million was 10% higher than the June 30, 2002 position of $282 million.  The increase was primarily attributed to a 64% overall improvement within the General Industry segment, reflecting improved backlog at Carlisle Process Systems, Carlisle Life Sciences and Johnson Truck Bodies.

Outlook

Despite continued softness in many of the markets served by Carlisle, earnings growth continued to exceed sales growth in the second quarter of 2003, reflecting the impact of cost reduction programs.  It is anticipated that cost reduction efforts and additional restructuring programs will continue in the third and fourth quarters of this year.  Assuming general economic conditions do not further deteriorate, we continue to reaffirm our earnings guidance of $2.60 to $2.80 per share.

Forward Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements are made based on known events and circumstances at the time of publication, and as such, are subject in the future to unforeseen risks and uncertainties.  It is possible that the Company’s future performance may differ materially from current expectations expressed in these forward-looking statements, due to a variety of factors such as: increasing price and product/service competition by foreign and domestic competitors, including new entrants; technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost effective basis; the Company’s mix of products/services; increases in raw material costs which cannot be recovered in product pricing; domestic and foreign governmental and public policy changes including environmental regulations; threats associated with and efforts to combat terrorism; protection and validity of patent and other intellectual property rights; the successful integration and identification of the Company’s strategic acquisitions; the cyclical nature of the Company’s businesses; and the outcome of pending and future litigation and governmental proceedings.  In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions including interest rate and currency exchange rate fluctuations.  Further, any additional conflicts in the international arena may adversely affect the general market conditions and the Company’s future performance.  The Company undertakes no duty to update forward-looking statements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Carlisle is exposed to the impact of changes in interest rates and market values of its debt instruments, changes in raw material prices and foreign currency fluctuations.  From time to time, the Company may manage its interest rate exposure through the use of interest rate swaps to reduce volatility of cash flows, impact on earnings and to lower its cost of capital.  On April 11, 2003, the Company executed $75 million notional amount interest rate swap contracts, designated as fair value hedges, to hedge the market risk associated with a portion of its fixed-rate debt.

The Company’s operations use certain commodities such as plastics, carbon black, synthetic and natural rubber and steel.  As such, the Company’s cost of operations is subject to fluctuations as the markets for these commodities change.  The Company monitors these risks, but currently has no derivative contracts in place to hedge these risks.

International operations are exposed to translation risk when the local currency financial statements are translated into U.S. Dollars.  Carlisle monitors this risk, but currency hedges are not currently in place, as this valuation risk is considered minimal.  Less than 10% of the Company’s 2003 revenues are in currencies other than the U.S. Dollar.

Item 4. Controls and Procedures

(a)  Under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation and as of June 30, 2003, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective.  Notwithstanding the foregoing, there can be no assurance that the Company’s disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to disclose material information otherwise required to be set forth in the Company’s periodic reports.

(b)  There were no significant changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (a) above that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders.

(a)	The Company’s 2003 Annual Meeting of Shareholders was held on April 21, 2003.

(b)	At the 2003 Annual Meeting of Shareholders, the election of four directors were approved as follows:

Director	For	Against	Withheld	Non-Vote

Paul J. Choquette, Jr.	31,100,420	—	459,513	—

Stephen P. Munn	31,006,787	—	553,145	—

Lawrence A. Sala	31,083,463	—	476,469	—

Magalen C. Webert	31,097,138	—	462,794	—

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits applicable to the filing of this report are as follows:

(12)	Ratio of Earnings to Fixed Charges

(31.1)	Rule 13a-14(a)/15d-14(a) Certifications

(31.2)	Rule 13a-14(a)/15d-14(a) Certifications

(32)	Section 1350 Certification

(c)	Report on Form 8-K:

On April 15, 2003, the Company furnished to the Commission on Form 8-K the Company’s press release reporting earnings for the period ended March 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Carlisle Companies Incorporated

Date: August 11, 2003	By:	/s/ Kirk F. Vincent
Name: Kirk F. Vincent
Title: Vice President and Chief Financial Officer