Form 10-Q
period 2003-09-30
CARLISLE COMPANIES INC
filed 2003-11-12
CIK 790051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒  No  ☐

Shares of common stock outstanding at November 1, 2003: 30,862,286

Carlisle Companies Incorporated

Condensed Consolidated Statements of Earnings and Comprehensive Income

Three and Nine Months ended September 30, 2003 and 2002

(dollars in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
				(Restated*)
Net sales	$549,524	$499,972	$1,579,625	$1,507,355

Cost and expenses:
Cost of goods sold	453,451	408,023	1,292,323	1,230,754
Selling and administrative expenses	54,576	53,844	160,203	159,264
Research and development expenses	4,861	4,803	14,485	15,252
Other (income) and expense, net	(2,325)	(672)	(2,868)	1,503
Earnings before interest and income taxes and cumulative effect of change in accounting principle	38,961	33,974	115,482	100,582
Interest expense, net	3,635	3,532	11,505	12,776
Earnings before income taxes and cumulative effect of change in accounting principle	35,326	30,442	103,977	87,806

Income taxes	10,795	10,502	33,793	30,293
Income before cumulative effect of change in accounting principle	24,531	19,940	70,184	57,513

Cumulative effect of change in accounting principle net of taxes of $12,072	—	—	—	(43,753)

Net income	$24,531	$19,940	$70,184	$13,760

Other comprehensive income (loss)
Foreign currency translation, net of tax	328	291	3,540	5,787
Gain (loss) on hedging activities, net of tax	—	(22)	508	(596)
Other comprehensive income	328	269	4,048	5,191
Comprehensive income	$24,859	$20,209	$74,232	$18,951

Earnings per share - basic
Income before cumulative effect of change in accounting principle	$0.80	$0.65	$2.29	$1.89
Cumulative effect of change in accounting principle	—	—	—	(1.44)
Net income	$0.80	$0.65	$2.29	$0.45

Earnings per share - diluted
Income before cumulative effect of change in accounting principle	$0.80	$0.65	$2.28	$1.88
Cumulative effect of change in accounting principle	—	—	—	(1.43)
Net income	$0.80	$0.65	$2.28	$0.45

Weighted average common shares outstanding
Basic	30,680	30,495	30,646	30,390
Effect of dilutive stock options	118	135	109	162
Diluted	30,798	30,630	30,755	30,552

Dividends declared and paid per share	$0.220	$0.215	$0.650	$0.635

See accompanying notes to interim financial statements.

* Restated to reflect cumulative effect of change in accounting principle.  See note 8.

Carlisle Companies Incorporated

Condensed Consolidated Balance Sheets

September 30, 2003 and December 31, 2002

(Dollars in thousands)

	September 30, 2003	December 31, 2002
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,991	$34,768
Receivables, less allowances of $7,145 in 2003 and $8,103 in 2002	207,964	143,782
Inventories	265,191	248,801
Deferred income taxes	29,569	29,208
Prepaid expenses and other current assets	60,206	37,836
Total current assets	591,921	494,395

Property, plant and equipment, net	457,027	447,986
Other assets:
Patents, goodwill and other intangible assets, net	304,522	305,624
Investments and advances to affiliates	63,001	62,123
Receivables and other assets	20,370	18,659
Total other assets	387,893	386,406
	$1,436,841	$1,328,787
Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt, including current maturities	$25,774	$53,038
Accounts payable	196,871	148,608
Deferred revenue	15,229	15,631
Accrued expenses	136,373	119,872
Total current liabilities	374,247	337,149

Long-term liabilities:
Long-term debt	290,095	293,124
Deferred revenue	64,934	64,957
Other liabilities	95,596	80,480
Total long-term liabilities	450,625	438,561

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $1 par value. Authorized and unissued 5,000,000 shares
Common stock, $1 par value. Authorized 100,000,000 shares; 39,330,624 shares issued; 30,706,134 outstanding in 2003 and 30,597,869 outstanding in 2002	39,331	39,331
Additional paid-in capital	25,744	22,908
Accumulated other comprehensive loss	(5,643)	(9,691)
Retained earnings	671,576	621,291
Cost of shares in treasury - 8,624,490 shares in 2003 and 8,732,755 shares in 2002	(119,039)	(120,762)
Total shareholders’ equity	611,969	553,077
	$1,436,841	$1,328,787

See accompanying notes to interim financial statements.

Carlisle Companies Incorporated

Condensed Consolidated Statements of Cash Flows

Nine Months ended September 30, 2003 and 2002

(Dollars in thousands)

(unaudited)

	September 30,
	2003	2002
		(Restated*)
Operating activities
Net income	$70,184	$13,760
Reconciliation of net income to cash flows:
Goodwill transitional impairment, net of tax	—	43,753
Depreciation	45,571	44,479
Amortization	1,340	1,968
Earnings on equity investments	(946)	(2,578)
Foreign exchange gain	(2,451)	—
Deferred taxes	16,865	16,613
Loss on sales of property and equipment	1,424	1,812
Changes in assets and liabilities, excluding effects of acquisitions and divestitures:
Current and long-term receivables	(90,033)	(24,472)
Receivables under securitization program	10,000	36,903
Inventories	(7,348)	(57)
Accounts payable and accrued expenses	53,592	6,742
Income taxes	4,074	16,111
Long-term liabilities	(901)	(555)
Other	1,237	5,418
Net cash provided by operating activities	102,608	159,897
Investing activities
Capital expenditures	(29,445)	(27,499)
Acquisitions, net of cash	(32,934)	(781)
Proceeds from sale of property, equipment and business	1,047	395
Other	(111)	(1,460)
Net cash used in investing activities	(61,443)	(29,345)
Financing activities
Net change in short-term borrowings and revolving credit lines	(27,336)	(117,880)
Reductions of long-term debt	(3,809)	(1,343)
Dividends	(19,899)	(19,309)
Treasury shares and stock options, net	4,560	7,154
Other	(878)	—
Net cash used in financing activities	(47,362)	(131,378)

Effect of exchange rate changes on cash	420	781
Change in cash and cash equivalents	(5,777)	(45)
Cash and cash equivalents
Beginning of period	34,768	32,978
End of period	$28,991	$32,933

See accompanying notes to interim financial statements.

* Restated to reflect cumulative effect of change in accounting principle. See note 8.

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2003 and 2002

(1)         Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Carlisle Companies Incorporated and its wholly-owned subsidiaries (together, the “Company”).  Intercompany transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with Article 10-01 of Regulation S-X of the Securities and Exchange Commission and, as such, do not include all information required by generally accepted accounting principles for annual financial statements. However, in the opinion of the Company, these financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial statements for the interim periods presented herein.  Results of operations for the three and nine months ended September 30, 2003, are not necessarily indicative of the operating results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company’s 2002 Annual Report to Shareholders and 2002 Form 10-K.

(2)         Reclassifications

Certain reclassifications have been made to prior year’s information to conform to the current year’s presentation.  In December 2002, $11.7 million of cash in transit was reclassified to Accounts Payable.  Also in December 2002, $1.2 million of customer rebates were reclassified from allowances for doubtful accounts (netted with Receivables) to Accrued expenses.  Reclassifications have also been made to the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2002, to display separately earnings from equity investments ($2.6 million), deferred taxes ($16.6 million), and the effect of exchange rate changes on cash ($0.8 million).

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

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This pronouncement amends and clarifies the accounting and reporting for derivative instruments, including embedded derivatives, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  SFAS No. 149 amends SFAS No. 133 to reflect the decisions made as part of the Derivatives Implementation Group and in other FASB projects or deliberations. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. As of September 30, 2003, the Company had adopted the provisions of this statement.  This adoption did not have an impact on the Company’s statement of earnings or financial position.

On May 15, 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement defines three classes of freestanding financial instruments that are required to be classified as liabilities (or assets in some circumstance) by the issuer because these instruments embody obligations for the issuer.  Generally, the provisions of this statement were effective for financial instruments entered into or modified after May 31, 2003 and were otherwise effective at the beginning of the first interim period beginning after June 15, 2003.  As of September 30, 2003, the Company had adopted all provisions of this statement.  This adoption did not have an impact on the Company’s statement of earnings or financial position.

(4)         New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. This interpretation addresses the consolidation of Variable Interest Entities (“VIE’s”) as defined by FIN 46.  VIE’s are entities to which the usual condition of consolidation (ownership of a majority voting interest) does not apply. This interpretation focuses on financial interests that indicate control. It concludes that in the absence of clear control through voting interests, a company’s exposure (variable interest) to the economic risks and potential rewards from the variable interest entity’s assets and activities are the best evidence of control. Variable interests are rights and obligations that convey economic gains or losses from changes in the values of the VIE’s assets and liabilities. Variable interests may arise from financial instruments, service contracts, nonvoting ownership interests and other arrangements. If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary. The primary beneficiary would be required to include assets, liabilities and the results of operations of the VIE in its financial statements. FIN 46 applies immediately to VIE’s that are created after or for which control is obtained after January 31, 2003.

Effective October 9, 2003, the FASB issued FASB Staff Position No. FIN 46-6, Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities. This Staff Position deferred the effective date for applying the provisions of FIN 46 for interests held by public entities in VIE’s or potential VIE’s created before February 1, 2003. A public entity need not apply the provisions of FIN 46 to an interest held in a VIE or potential VIE until the end of the first interim or annual period ending after December 15, 2003 if the VIE was created before February 1, 2003 and the public entity has not issued financial statements reporting interests in VIE’s in accordance with FIN 46, other than certain required disclosures. The Company will adopt the provisions of FIN 46 for financial statements issued for the year ending December 31, 2003 for any VIE’s created before February 1, 2003.  This adoption is not expected to have a material impact on the statement of earnings or financial position.

(5)         Acquisitions

On May 30, 2003, the Company acquired Flo-Pac Corporation.  Flo-Pac is a manufacturer of brooms, brushes, rotary brushes and cleaning tools for the sanitary maintenance industry.  The operating results for this business since the acquisition date are included in the General Industry segment.  The Company has preliminarily allocated the purchase price among the acquired assets and liabilities assumed; however, the Company is in the process of fully evaluating these assets and as a result, the purchase price allocation may change.

(6)         Employee Stock-Based Compensation Arrangements

The following table illustrates the effect on Net Income and Earnings Per Share had the Company applied the fair-value method of accounting for stock-based employee compensation under SFAS No. 123, Accounting for Stock-Based Compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands except per share data	2003	2002	2003	2002
				(Restated*)
Net Income, as reported	$24,531	$19,940	$70,184	$13,760
Less: Total stock-based employee compensation expense determined under fair value method for all awards net of related tax effects	(225)	(196)	(1,154)	(956)
Proforma net income	$24,306	$19,744	$69,030	$12,804

Basic EPS (as reported)	$0.80	$0.65	$2.29	$0.45
Basic EPS (proforma)	$0.79	$0.65	$2.25	$0.42

Diluted EPS (as reported)	$0.80	$0.65	$2.28	$0.45
Diluted EPS (proforma)	$0.79	$0.64	$2.24	$0.42

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

(7)         Inventory

The components of inventories are as follows:

In thousands	September 30 2003	December 31 2002
FIFO (approximates current costs):
Finished goods	$167,698	$162,213
Work in process	27,864	21,004
Raw materials	82,850	77,776
	278,412	260,993
Excess FIFO cost over LIFO value	(13,221)	(12,192)
	$265,191	$248,801

(8)         Goodwill and Other Intangible Assets

Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets.  The provisions of this standard required the Company to cease the amortization of goodwill and other intangible assets with indefinite lives and instead test such assets, on at least an annual basis, for impairment.  Based on the Company’s review of its reporting units, in the fourth quarter of 2002, the Company recognized an after-tax impairment loss of $43.8 million retroactive to January 1, 2002, shown as cumulative effect of a change in accounting principle.  Original reported results of operations for the nine months ended September 30, 2002 did not include this charge.  Based on the requirements of SFAS 142, the Condensed Consolidated Statement of Earnings and Comprehensive Income and the Condensed Consolidated Statement of Cash Flows have been restated.

The changes in the carrying amount of goodwill for the nine months ended September 30, 2003, are as follows:

In thousands	Industrial Components	Construction Materials	Automotive Components	Transportation Products	Specialty Products	General Industry	Total
Balance as of December 31, 2002	$130,368	$33,113	$40,277	$—	$2,732	$90,207	$296,697
Goodwill acquired during year	—	—	—	—	—	—	—
Purchase accounting adjustments	—	(1,815)	—	—	—	—	(1,815)
Currency translation	261	646	—	—	49	605	1,561
Balance as of September 30, 2003	$130,629	$31,944	$40,277	$—	$2,781	$90,812	$296,443

The Company’s acquired other intangible assets as of September 30, 2003, are as follows:

In thousands	Acquired Cost	Accumulated Amortization	Net Book Value
Assets subject to amortization
Patents	$9,394	$(7,545)	$1,849
Software licenses	1,800	(536)	1,264
Tradenames	1,500	(625)	875
Other	10,990	(10,899)	91
Assets not subject to amortization
Trademarks	4,000	—	4,000
	$27,684	$(19,605)	$8,079

Estimated amortization expense for each of the next five years is as follows:  $1.0 million in 2003, $0.9 million in 2004, $0.7 million in 2005, $0.6 million in 2006, and $0.4 million in 2007.

(9)         Borrowings

In June 2003, the Company’s revolving credit facilities that provided for borrowings of up to $375 million were replaced with a $250 million three-year syndicated revolving credit facility (“2003 Facility”).  The 2003 Facility provides for interest at the Euro-Dollar rate plus a margin of 0.375% to 1.7%.  The specific rate of the 2003 Facility is based on the Company’s long-term debt rating as determined by certain rating agencies and the amount of outstanding borrowings.  The one-month Euro Dollar rate was 1.165% at September 30, 2003.  The 2003 Facility requires the Company to meet various restrictive covenants and limitations, including certain net worth and cash flow ratios, all of which were complied with as of September 30, 2003.

(10)  Receivables Facility

In July 2003, the Company increased its receivables facility which provides for the sale on a continuous basis of an undivided interest in certain eligible trade accounts receivable from $100.0 million to $125.0 million.  Pursuant to the Receivables Facility, the Company has formed a wholly-owned, special purpose, bankruptcy remote subsidiary (“SPV”) for the sole purpose of buying and selling receivables generated by the Company.  The financial position and results of operation of the SPV are consolidated with the Company.  At September 30, 2003, the outstanding balance of receivables serviced by the SPV was $220.9 million, and of this balance $110.0 million of undivided interest had been sold.  The Company’s retained interest in the SPV’s receivables is classified in trade accounts receivable in the Company’s consolidated financial statements and amounted to $110.4 million at September 30, 2003.

(11)  Commitments and Contingencies

The Company is obligated under various noncancelable operating leases for certain facilities and equipment.  Future minimum lease payments under these arrangements in each of the next five years are approximately $4.4 million remaining in 2003, $12.3 million in 2004, $11.4 million in 2005, $10.1 million in 2006, $7.7 million in 2007, and $21.9 million thereafter.

At September 30, 2003, letters of credit amounting to $34.9 million were outstanding, primarily to provide security under insurance arrangements and certain borrowings.  Of this amount, $16.1 million represents letters of credit for industrial development bonds for certain of the Company’s subsidiaries, with such debt allocated between short and long-term debt on the Company’s Consolidated Balance Sheet.

The Company has financial guarantee lines totaling $24.3 million in place for certain of its operations in Asia and Europe to facilitate working capital needs, customer performance and payment and warranty obligations.  At September 30, 2003, the Company had issued guarantees of $12.4 million, of which $7.0 million represents amounts recorded in current liabilities on the Company’s Consolidated Balance Sheet.

The change in the Company’s aggregate product warranty liabilities for the nine months ended September 30, 2003 is as follows:

In thousands
Beginning reserve	$9,045
Current year provision	11,534
Current year claims	(11,635)
Ending reserve	$8,944

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

(12)  Derivative Instruments and Hedging Activities

The Company is exposed to the impact of changes in interest rates and market values of its debt instruments, changes in raw material prices and foreign currency fluctuations.  From time to time, the Company may manage its interest rate exposure through the use of interest rate swaps to reduce volatility of cash flows, impact on earnings and to lower its cost of capital.  On April 11, 2003, the Company executed $75 million notional amount interest rate swaps, which have been designated as fair value hedges.  The purpose of these contracts is to hedge the market risk associated with the Company’s fixed rate debt.  These fair value hedges have been deemed effective at the origination date and at September 30, 2003.  The valuation of these contracts at September 30, 2003 resulted in an asset of $0.7 million, included in non-current receivables on the Company’s Consolidated Balance Sheet, and a corresponding increase in the fair value of the Company’s 7.25% senior notes, reflected in long-term debt.

The Company has also executed certain currency hedges with a total notional amount of $10.4 million.  These currency contracts serve to hedge the Company’s cash flow risk associated with certain customer payment schedules.  The change in the fair value position of these hedge contracts as of September 30, 2003 was not material.

(13)  Segment Information

Beginning in the first quarter of 2003, the Company’s custom molder of thermoset plastic components operation was included in the Specialty Products segment to reflect a change in reporting responsibility and the realignment of manufacturing processes.  This operation was previously included in the General Industry (All Other) segment.  Prior year information has been revised to reflect this change.  Third quarter 2002 financial information for this operation included net sales of $3.2 million and Earnings Before Interest and Income Taxes (“EBIT”) of ($0.3) million.  Nine months 2002 financial information for this segment included net sales of $12.6 million, EBIT of $0.1 million and assets of $9.3 million.

Financial information for operations by reportable business segment is included in the following summary:

Third Quarter
	2003			2002
In thousands	Sales	Earnings Before Interest and Income Taxes	% Sales	Sales	Earnings Before Interest and Income Taxes	% Sales
Industrial Components	$151,298	$10,920	7.2%	$146,814	$10,025	6.8%
Construction Materials	174,704	28,828	16.5%	141,906	23,081	16.3%
Automotive Components	46,857	(2,406)	-5.1%	54,033	1,928	3.6%
Specialty Products	31,088	(643)	-2.1%	29,146	(1,518)	-5.2%
Transportation Products	30,827	2,220	7.2%	29,030	1,936	6.7%
General Industry (All other)	114,750	5,534	4.8%	99,043	5,607	5.7%
Corporate	—	(5,492)	—	—	(7,085)	—
	$549,524	$38,961	7.1%	$499,972	$33,974	6.8%

Nine Months
	2003			2002
In thousands	Sales	Earnings Before Interest and Income Taxes	Assets	Sales	Earnings Before Interest and Income Taxes	Assets
Industrial Components	$491,646	$50,289	$433,315	$488,601	$46,799	$473,451
Construction Materials	427,564	57,129	293,359	359,816	48,405	240,680
Automotive Components	157,694	3,477	130,941	183,814	10,746	123,767
Specialty Products	99,089	2,430	78,245	93,815	(393)	89,498
Transportation Products	92,109	4,552	50,098	92,608	4,590	49,714
General Industry (All other)	311,523	12,069	345,548	288,701	7,833	320,165
Corporate	—	(14,464)	105,335	—	(17,398)	70,852
	$1,579,625	$115,482	$1,436,841	$1,507,355	$100,582	$1,368,127

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Carlisle Companies Incorporated (“Carlisle” or the “Company”) reported a 23% increase in third quarter net earnings of $24.5 million, or $0.80 per share (diluted) over third quarter 2002 net earnings of $19.9 million, or $0.65 per share (diluted).  Third quarter net sales of $549.5 million were 10% above third quarter 2002 net sales of $500.0 million.  Organic sales growth in the third quarter was $38.4 million, and acquisitions completed in 2002 in the Construction Materials segment and in 2003 in the Automotive Components and General Industry segments contributed $18.9 million of net sales growth.  This was partially offset by a $7.8 million reduction in net sales associated with the divestiture of Carlisle Power Transmission’s European belt business in December 2002. Net sales also benefited by $4.7 million due to favorable changes in foreign currency rates.

Net sales of $1.58 billion for the nine month period ended September 30, 2003 were 5% above net sales in the first nine months of 2002 of $1.51 billion, primarily due to higher sales in the Construction Materials segment.  Organic sales contributed $55.2 million of the growth in sales and included $14.3 of favorable changes in foreign currency rates.  Acquisition growth of $41.6 million in the Construction Materials, Automotive Components, and General Industry segments was partially offset by the sale of Carlisle Power Transmission’s European belt business in December 2002.  Net sales for this operation in the first nine months of 2002 were $24.6 million.  Net earnings of $70.2 million or $2.28 per share (diluted) in the first nine months 2003 were 22% above $57.5 million or $1.88 per share (diluted) realized in the first nine months of 2002, before the impact of a change in accounting principle required under SFAS 142.  The implementation of SFAS 142 in 2002 resulted in a $43.8 million (net of income tax) reduction in the carrying value of goodwill and a charge to net earnings of $1.43 per share (diluted).  The change in accounting principle, which was effective January 1, 2002, resulted in net earnings of $13.7 million or $0.45 per share (diluted) in the first nine months 2002.

Net earnings in the third quarter 2003 included $0.10 per share (diluted) of plant closure and severance expenses at Carlisle operations in the Industrial Components, Automotive Components, Specialty Products, and General Industry segments.  The impact of these programs on net earnings through nine months of 2003 was $0.14 per share (diluted).  These charges represent specific programs identified by Carlisle operations to reduce expense, improve productivity, and consolidate facilities.  Although Carlisle does not have a formal restructuring plan, the Company will continue to evaluate plant closure and cost reduction opportunities.

Gross margins, (net sales less cost of goods sold expressed as a percent of net sales), in the third quarter of 2003 were 17.5%, compared to 18.4% in the third quarter 2002.  Gross margins of 18.2% realized in the first nine months 2003 and were slightly below gross margins realized in the same period of 2002.  Gross margins in the third quarter and the first nine months of 2003 included plant shutdown, relocation, and severance expenses of $3.6 million and $4.8 million respectively, in the Industrial Components, Automotive Components, Specialty Products and General Industry segments.  Plant utilization of 72% in the third quarter 2003 and 73% in the first nine months 2003 was favorable to 67% in the third quarter of 2002 and 70% through the first nine months of 2002.

Selling and administrative expenses of $54.6 million in the third quarter 2003 were $0.8 million above $53.8 million incurred in the third quarter 2002 primarily as a result of acquisitions and severance costs.  This increase was partially offset by a $1.7 million reduction in selling and administrative expenses associated with the sale of Carlisle Power Transmission’s European transmission belt business in December 2002.  Selling and administrative expenses through nine months of 2003 were $160.2 million, slightly above the same period expenses of $159.3 million in 2002 due to increased sales volume and severance costs.  Acquisitions added $4.5 million of selling and administrative expense through the first nine months of 2003 which was offset by a $5.1 million reduction in selling and administrative expenses as a result of the divestiture of Carlisle Power Transmission’s European transmission belt business.  Selling and administrative expenses, as a percent of net sales, of 9.9% in the third quarter of 2003 were below 10.8% recorded in the third quarter of 2002, and expenses through the first nine months of 2003 at 10.1% of net sales were favorable to 10.6% in the first nine months of 2002.

Other income of $2.3 million for the three months ended September 30, 2003 compared to other income of $0.7 million in the same period of 2002.  Most of the increase from the third quarter 2002 was the result of a $0.9 million increase in equity earnings, and a $0.5 million gain from insurance recoveries on fire losses at two small manufacturing plants.  Other income of $2.9 million in the first nine months of 2003 compared to other expense of $1.5 million in the same period 2002.  The $4.4 million improvement was primarily the result of a $2.6 million gain from insurance recoveries and a $1.7 million foreign exchange gain on the settlement of long-term loans denominated in foreign currencies.

Net interest expense of $3.6 million in the third quarter of 2003 was slightly above $3.5 million incurred in the same period in 2002.  Net interest expense for the nine months ended September 30, 2003 of $11.5 million decreased 10% from $12.8 million incurred in the same period in 2002.  This decrease reflects reduced average borrowings, interest income from Carlisle’s roofing joint venture in Europe, and interest income on a tax refund.

Income taxes as a percent of income before taxes were reduced to 32.5% in the third quarter 2003, compared to 33.5% in the first half of 2003, and 34.5% in 2002.  The year-to-date adjustment resulted in an effective tax rate of 30.6% for the third quarter 2003 and had a favorable impact on net earnings of $1.0 million or $0.03 per share (diluted).  This decrease was the result of favorable federal and state audit settlements finalized in 2003 for tax returns filed through calendar year 1999.

Accounts receivable of $208.0 million at September 30, 2003 increased $65.4 million from $142.6 million at December 31, 2002.  The increase was primarily the result of higher sales volume from the end of the prior year.

Inventories, valued primarily by the last-in, first-out (“LIFO”) method, were $265.2 million as of September 30, 2003, up from $248.8 million at December 31, 2002.  Acquisitions represented 48% of the increase.  Inventories in the General Industry and Construction Materials segment are higher to support increased sales demand.

Prepaid expenses and other current assets of $60.2 million as of September 30, 2003 were $22.4 million higher than $37.8 million reported as of December 31, 2002 due primarily to higher costs in excess of billings related to percentage of completion projects within the General Industry segment.

Accounts payable of $196.9 million at September 30, 2003 were 33% above $148.6 million at December 31, 2002 due primarily to increased purchases of materials and supplies to keep pace with the increase in sales volume.  Accrued expenses at September 30, 2003 of $136.4 million were $17.7 million above $118.7 million at December 31, 2002 primarily as a result of higher accrued taxes.

Industrial Components

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
($ in millions)	2003	2002	2003	2002
Net Sales	$151.3	$146.8	$491.6	$488.6
EBIT (Earnings Before Interest and Income Taxes)	$10.9	$10.0	$50.3	$46.8

Industrial Components net sales of $151.3 million in the third quarter of 2003 were 3% above third quarter 2002 net sales of $146.8 million.  Organic net sales growth of $12.3 million or 8% was partially offset by the divestiture of Carlisle Power Transmission’s European belt business in December 2002.  Third quarter 2003 net sales at Carlisle Tire and Wheel Company were up 8% from the third quarter 2002 as a result of higher sales in the consumer outdoor power equipment and ATV markets.  The net sales improvement included strong sales to original equipment manufacturers (“OEM’s”) in the consumer outdoor power equipment market, and higher ATV sales generated through new product offerings for both OEM and aftermarket customers.  Net sales at Carlisle Power Transmission were up 10% from the third quarter of 2002, excluding its European belt business.  The improvement was primarily due to increased demand by lawn and garden OEM’s.  Segment EBIT of $10.9 million in the third quarter of 2003 was 9% above the $10.0 million realized in the third quarter of 2002 as a result of improved margins at Carlisle Power Transmission due to higher sales volume, a favorable sales mix, and cost reductions achieved through headcount reductions.

Net sales of $491.6 million through the first nine months of 2003 were slightly above net sales in the same period of 2002.  Organic net sales growth of $27.7 million was partially offset by the divestiture of Carlisle Power Transmission’s European belt business, which contributed $24.6 million of net sales in the first nine months of 2002.  Organic sales growth of 6% at Carlisle Tire and Wheel Company was primarily the result of improved consumer outdoor power equipment and ATV sales.  Organic sales growth at Carlisle Power Transmission for the first nine months of 2003 was 7% over the same period in 2002, excluding its European belt business.  Carlisle Tire and Wheel Company accounts for most of the improvement in EBIT for the first nine months of 2003 over the same period in 2002 due primarily as a result of improved sales volume, a favorable sales mix, and selling price increases implemented early in 2003.  This improvement was partially offset by higher costs for major raw material commodities, including natural rubber, synthetic rubber, and steel.  Carlisle Power Transmission also showed an improvement in EBIT over the first nine months of 2002 in spite of $0.6 million of severance expense incurred in 2003.  Net sales and EBIT in this segment are generally higher in the first half of the year due to peak sales volume into the outdoor power equipment market.

Construction Materials

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
($ in millions)	2003	2002	2003	2002
Net Sales	$174.7	$141.9	$427.6	$359.8
EBIT (Earnings Before Interest and Income Taxes)	$28.8	$23.1	$57.1	$48.4

Construction Materials net sales of $174.7 million in the third quarter of 2003 were 23% above third quarter 2002 net sales of $141.9 million.  Organic sales growth of 17% was driven by higher sales of domestic roofing membranes (EPDM and TPO membrane), insulation products and residential roofing tile products.  The acquisition of MiraDri in October 2002 accounted for 6% of the increase in sales.  Third quarter 2003 EBIT of $28.8 million was 25% above third quarter 2002 EBIT of $23.1 million, primarily as a result of increased sales volume.  Third quarter 2003 EBIT also included a $0.5 million gain from insurance recoveries on fire losses at two small coatings and waterproofing facilities and a $0.8 million earnings improvement at its European roofing joint venture.

Net sales of $427.6 million in the first nine months of 2003 were 19% above the same period in 2002.  The 11% organic net sales growth in the first nine months of 2003 was primarily the result of higher sales of domestic roofing membranes, insulation products and residential roofing tile products.  Acquisitions contributed 8% of the increase in net sales.  The 18% EBIT improvement through the first nine months in 2003 compared to the same period in 2002 is primarily the result of increased sales volume and a $2.6 million gain on insurance recoveries.  These benefits were partially offset by $1.5 million lower earnings at Carlisle’s roofing joint venture in Europe.  Net sales and EBIT in this segment are generally higher in the second and third quarters of the year due to increased construction activity during these periods.

Automotive Components

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
($ in millions)	2003	2002	2003	2002
Net Sales	$46.9	$54.0	$157.7	$183.8
EBIT (Earnings Before Interest and Income Taxes)	$(2.4)	$1.9	$3.5	$10.7

Automotive Components net sales of $46.9 million in the third quarter of 2003 were 13% below third quarter 2002 net sales of $54.0 million, primarily as a result of a 6% decline in North American vehicle production, the loss of business as a result of customer design changes, and selling price reductions.  An EBIT loss of $2.4 million in the third quarter includes plant closure costs at Carlisle Engineered Products.  This closure resulted in a $2.7 million charge in the third quarter.

The first nine months 2003 net sales of $157.7 million were 14% below $183.8 million realized in the same period of 2002 due to lower demand, customer design changes, and selling price reductions at Carlisle Engineered Products’ major customers.  Plant closure costs account for 37% of the decline in segment EBIT for the first nine months of 2003.  The remaining decrease was primarily the result of lower production volume and selling price reductions.  Net sales and EBIT in the Automotive Components segment are generally higher in the first six months of the year due to the automotive build schedule.

Specialty Products

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
($ in millions)	2003	2002	2003	2002
Net Sales	$31.1	$29.2	$99.1	$93.8
EBIT (Earnings Before Interest and Income Taxes)	$(0.6)	$(1.5)	$2.4	$(0.4)

Net sales in the Specialty Products segment of $31.1 million were 6% above $29.2 million realized in the third quarter of 2002.  Organic sales growth of 10% in the on-highway brake market generated most of the improvement in the third quarter 2003 net sales over the same period in 2002.  The EBIT loss of $0.6 million in the third quarter included $0.4 million of plant closure costs.

Net sales through the first nine months of 2003 of $99.1 million were 6% above the same period in 2002 of $93.8 million.  The $2.4 million segment EBIT in the first nine months of 2003 includes $0.6 million of plant closure and severance costs.  The loss realized in the first nine months of 2002 was primarily the result of costs incurred by Carlisle Motion Control to close its Ridgway, PA plant and start-up new production facilities.

Transportation Products

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
($ in millions)	2003	2002	2003	2002
Net Sales	$30.8	$29.0	$92.1	$92.6
EBIT (Earnings Before Interest and Income Taxes)	$2.2	$1.9	$4.6	$4.6

Segment net sales of $30.8 million in the third quarter of 2003 were 6% above net sales of $29.0 million realized in the third quarter of 2002.  The increase in net sales was the result of improved shipments of tilt-bed trailers, hydraulic tail trailers, steel dump models, and live-bottom trailers.  EBIT of $2.2 million in the third quarter of 2003 was 16% above the $1.9 million realized in the third quarter of 2002 as a result of higher sales, increased plant utilization, and cost reduction efforts.

Transportation Products net sales of $92.1 million in the first nine months of 2003 were slightly below net sales of $92.6 million realized in the same period in 2002, primarily as a result of lower sales of OEM pavers.  Segment EBIT of $4.6 million realized in the first nine months of 2003 was the same as in the first nine months of 2002.

General Industry

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
($ in millions)	2003	2002	2003	2002
Net Sales	$114.7	$99.1	$311.5	$288.8
EBIT (Earnings Before Interest and Income Taxes)	$5.5	$5.6	$12.1	$7.9

General Industry net sales of $114.7 million in the third quarter of 2003 were 16% above third quarter 2002 net sales of $99.1 million, with EBIT of $5.5 million about the same as in the third quarter of 2002.  Net sales at Carlisle Process Systems were up 55% from the third quarter 2002 as demand for cheese and powder production equipment has improved.  Carlisle FoodService net sales were 21% above the third quarter 2002 net sales as a result of acquiring Flo-Pac in May 2003.  Sales to the hospitality, school, business and industry, and independent full service operations were less than a year ago.  Carlisle Walker’s net sales were 7% higher than in the third quarter 2002 as a result of improved demand at Johnson Truck Bodies.  The continued downturn in the commercial aircraft and telecommunications industries resulted in a 7% decline in net sales at Tensolite from the third quarter 2002.  Third quarter 2003 EBIT includes a $1.2 million charge for plant closure and severance costs at several of the operations in the General Industry segment.

Net sales in General Industry in the first nine months of 2002 of $311.5 million were 8% above $288.8 million realized in the first nine months of 2002.  Carlisle Walker net sales were 24% higher with most of the increase occurring at its Johnson Truck Bodies operation.  Net sales at Carlisle Process Systems in the first nine months of 2003 were 5% above a year ago and reflect the improved market conditions in the cheese and powder industry.  Carlisle FoodService net sales through the first nine months of 2003 were 6% above the same period in 2002 as a result of acquiring Flo-Pac.  Sales of restaurant supplies and equipment in the food service industry remained weak.  Tensolite’s net sales were 6% less than in the first nine months of 2002 and reflect the continued softness seen throughout the year in the commercial aerospace and telecommunications markets.  Segment EBIT of $12.1 million was 53% above the $7.9 million realized in the first nine months of 2002.  The 2003 EBIT includes a $2.2 million charge at a European operation in the Carlisle Life Sciences organization to correct previously reported EBIT in calendar year 2002, $2.6 million of plant closure and severance expenses incurred at Carlisle Walker, Carlisle FoodService, and Tensolite in 2003 and a $1.7 million foreign exchange gain on the settlement of long-term loans denominated in foreign currencies.

Acquisitions

On May 30 2003, Carlisle acquired the Flo-Pac Corporation, a leading manufacturer of quality brooms, brushes, rotary brushes and cleaning tools for the sanitary maintenance industry.  Sales in 2002 were approximately $27 million.  This acquisition is included in the General Industry segment as part of Carlisle’s FoodService and Sanitary Maintenance business.

Liquidity and Capital Resources

Net cash provided by operating activities for the nine months ended September 30, 2003 was $102.6 million as compared to $159.9 million provided for the nine months ended September 30, 2002.  The 36% reduction was largely attributable to an increase in receivables and a decrease in cash provided by the Company’s securitization program.  Cash used in investing activities was $61.4 million during the first nine months of 2003 compared to $29.3 million for the same nine month period of 2002 reflecting primarily the acquisition of Flo-Pac Corporation.  Net cash used in financing activities was $47.4 million and $131.4 million for the nine months ended September 30, 2003 and 2002, respectively.  Cash provided by operating activities net of capital expenditures, acquisitions and dividends facilitated a reduction in the Company’s debt of $31.1 million and $119.2 million for the nine month periods in 2003 and 2002, respectively.

In June 2003, the Company’s revolving credit facilities that provided for borrowings of up to $375 million were replaced with a $250 million three-year syndicated revolving credit facility (“2003 Facility”).  The 2003 Facility provides for interest at the Euro-Dollar rate plus a margin of 0.375% to 1.7%.  The specific rate of the 2003 Facility is based on the Company’s long-term debt rating as determined by certain rating agencies and the amount of outstanding borrowings.  The one-month Euro Dollar rate was 1.165% at September 30, 2003.  The 2003 Facility requires the Company to meet various restrictive covenants and limitations, including certain net worth and cash flow ratios, all of which were complied with as of September 30, 2003. The Company had $250 million available under the 2003 Facility at September 30, 2003.

The Company also maintains with various financial institutions $35 million in committed lines of credit and a $55 million uncommitted line of credit.  As of September 30, 2003, $74 million was available under these lines.

In July 2003, the Company increased its receivables facility which provides for the sale on a continuous basis of an undivided interest in certain eligible trade accounts receivable from $100.0 million to $125.0 million.  At September 30, 2003, $110 million of trade accounts receivable has been sold under the facility.

The following table quantifies certain contractual cash obligations and commercial commitments at September 30, 2003:

In thousands	Total	Remaining in 2003	2004	2005	2006	2007	Thereafter
Short-term credit lines and long-term debt	$308,384	$18,379	$8,757	$1,111	$632	$150,380	$129,125
Noncancellable operating leases	67,920	4,397	12,349	11,424	10,138	7,738	21,874
Total Commitments	$376,304	$22,776	$21,106	$12,535	$10,770	$158,118	$150,999

At September 30, 2003, letters of credit amounting to $34.9 million were outstanding, primarily to provide security under insurance arrangements and certain borrowings.  Of this amount, $16.1 million represents letters of credit for industrial development bonds for certain of the Company’s subsidiaries, with such debt allocated between short and long-term debt on the Company’s Consolidated Balance Sheet.

The Company has financial guarantee lines totaling $24.3 million in place for certain of its operations in Asia and Europe to facilitate working capital needs, customer performance and payment and warranty obligations.  At September 30, 2003, the Company had issued guarantees of $12.4 million, of which $7.0 million represents amounts recorded in current liabilities on the Company’s Consolidated Balance Sheet.

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

Backlog

The September 30, 2003 backlog of $350 million was 30% above the September 30, 2002 position of $269 million.  The General Industry segment accounted for 86% of the increase from a year ago primarily as a result of much improved backlog positions at Carlisle Process Systems and Carlisle Walker.

Outlook

We continue to experience softness in some of the markets we serve but we are satisfied with the progress made through September of this year considering the $0.14 per share (diluted) of plant closure and severance expense absorbed in our business.  We plan to continue with our cost reduction efforts and anticipate incurring additional expenses related to these efforts.  In spite of these plant closure and severance expenses, we have tightened our net earnings guidance for 2003 to $2.70 to $2.80 per share (diluted).

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

International operations are exposed to translation risk when the local currency financial statements are translated into U.S. Dollars.  As of September 30, 2003 Carlisle had executed certain currency hedges with a total notional of $10.4 million which have been designated as cash flow hedges.  Less than 10% of the Company’s 2003 revenues are in currencies other than the U.S. Dollar.

Item 4. Controls and Procedures

(a)  Under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation and as of September 30, 2003, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective.  Notwithstanding the foregoing, there can be no assurance that the Company’s disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

On July 16, 2003, the Company furnished to the Commission on Form 8-K the Company’s press release reporting earnings for the period ended June 30, 2003.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Carlisle Companies Incorporated

Date: November 12 , 2003	By:	/s/ Kirk F. Vincent
Name: Kirk F. Vincent
Title: Vice President and Chief Financial Officer