Form 10-K
period 2003-12-31
CARLISLE COMPANIES INC
filed 2004-03-11
CIK 790051

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

As of February 26, 2004, 31,031,822 shares of common stock of the registrant were outstanding; the aggregate market value of the shares of common stock of the registrant held by non-affiliates was approximately $1,717,875,621 based upon the closing price of the common stock on the New York Stock Exchange on February 26, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 20, 2004 are incorporated by reference in Part III.

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

Construction Materials.  The principal products of this segment are rubber and thermoplastic polyolefin roofing membranes and FleeceBACKTM sheeting used predominantly on non-residential flat roofs, related roofing accessories, including flashings, fasteners, sealing tapes, coatings and waterproofings and insulation products.  The markets served include new construction, re-roofing and maintenance of low-sloped roofs, water containment, HVAC sealants, and coatings and waterproofing.

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

Transportation Products. The principal products of this segment are specialty trailers, standard and custom-built high payload trailers and dump bodies and stainless steel trailers.  Customers include heavy equipment and truck dealers and commercial haulers.

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

The amount of total revenue contributed by the products or services in each industry segment for each of the last three fiscal years is as follows (in millions):

	2003	2002	2001
Industrial Components	$631.2	$621.6	$476.3
Construction Materials	579.4	488.0	464.9
Automotive Components	209.1	235.8	252.0
Specialty Products	129.0	121.9	128.9
Transportation Products	121.4	119.6	120.3
General Industry - All Other	438.1	384.4	407.1
Total	$2,108.2	$1,971.3	$1,849.5

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

In each industry segment, satisfactory supplies of raw materials and adequate sources of energy essential for operation of the Company’s businesses have generally been available to date.  Uncertain economic conditions, as well as conflict in the international arena, however, could cause shortages of some basic materials, particularly those which are petroleum derivatives (plastic resins, synthetic rubber, etc.) and used in the Construction Materials, Industrial Components, Automotive Components, and General Industry (All Other) segments.  The Company believes that energy sources are secure and sufficient quantities of raw materials can be obtained through normal sources to avoid interruption of production in 2004.

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

In each industry segment, the Company is engaged in businesses, and its products serve markets, that generally are highly competitive.  Product lines serving most markets tend to be price competitive and all lines also compete on service and product performance.  Except for Automotive Components, no industry segment is dependent upon a single customer, or a few customers, the loss of which would have a material adverse effect on the segment.  Sales to its largest customer represented 36.25% of total Automotive Components segment sales in 2003.

Order Backlog was $419.2 million at December 31, 2003, $305.1 million at December 31, 2002 and $285.6 million at December 31, 2001.

Research and Development expenses were $20.2 million in 2003 compared to $19.9 million in 2002 and $17.3 million in 2001.

The Company employs approximately 11,434 persons on a full-time basis.

Sales and earnings within the Industrial Components segment tend to be somewhat higher in the first six months of the year due to peak sales in the lawn and garden market.  The Automotive Components segment also tends to experience slightly higher sales and earnings in the first six months due to the automotive build schedule.  Within the Construction Materials segment, sales and earnings tend to be somewhat higher in the second and third quarters due to increased construction activity during those periods.  The businesses of the Specialty Products, Transportation Products and General Industry (All Other) segments are generally not seasonal in nature.  The businesses of all six segments are affected by the state of the general economy.

In 2003, the Company acquired Flo-Pac Corporation, a manufacturer of brooms, brushes, rotary brushes and cleaning tools for the sanitary maintenance industry.

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

Information on the Company’s revenues, earnings and identifiable assets by industry segment for the last three fiscal years is as follows:

In thousands	2003	2002	2001
Sales to Unaffiliated Customers (1)
Industrial Components	$631,209	$621,569	$476,310
Construction Materials	579,369	488,047	464,932
Automotive Components	209,062	235,822	251,963
Specialty Products	129,055	121,922	128,902
Transportation Products	121,378	119,566	120,284
General Industry (All Other)	438,091	384,354	407,086

Earnings before interest and income taxes
Industrial Components	$58,111	$54,241	$29,214
Construction Materials	77,171	66,404	60,159
Automotive Components	4,208	12,454	10,526
Specialty Products	4,240	(1,821)	4,559
Transportation Products	5,687	5,962	1,633
General Industry (All Other)	16,477	11,230	11,381
Corporate (2)	(19,700)	(20,819)	(50,427)

Identifiable Assets
Industrial Components	$458,265	$444,303	$490,695
Construction Materials	292,419	253,951	209,942
Automotive Components	128,391	116,201	141,355
Specialty Products	76,688	84,237	90,696
Transportation Products	50,459	51,538	68,315
General Industry (All Other)	342,166	306,227	355,788
Corporate (3)	88,521	72,330	58,933

(1) Intersegment sales or transfer are not material.

(2) Includes general corporate expenses.

(3) Consists primarily of cash and cash equivalents, facilities, and other invested assets.

The Company’s Internet website address is www.carlisle.com.  The Company makes available free of charge on this website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after the electronic filing of such material with the Securities and Exchange Commission.

Item 2.  Properties

The number, type, location and size of the Company’s properties as of December 31, 2003 are shown on the following charts, by segment.

	Number and Nature of Facilities			Square Footage (000’s)
Segment	Manufacturing(1)	Warehouse	Office	Owned	Leased

Industrial Components	17	17	1	2,889	1,656
Construction Materials	14	4	10	856	1,527
Automotive Components	12	2	2	912	373
Specialty Products	12	1	2	985	393
Transportation Products	11	1	4	988	664
General Industry (All Other)	14	4	11	1,416	982
Corporate	0	0	2	0	14

	Locations
Segment	North America	Europe	Other

Industrial Components	33	0	2
Construction Materials	24	1	4
Automotive Components	16	0	0
Specialty Products	14	1	0
Transportation Products	11	4	1
General Industry (All Other)	23	5	1
Corporate	2	0	0

(1)  Also includes facilities which are combined manufacturing, warehouse and office space.

Item 3.  Legal Proceedings

The Company may be involved in various legal actions from time to time arising in the normal course of business.  In the opinion of management, the ultimate outcome of such litigation will not have a material adverse effect on the consolidated financial position of the Company, but may have a material impact on the Company’s results of operations for a particular period.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Part II

Item 5.  Market for Registrant’s Common Equity and Related Shareholder Matters.

The Company’s common stock is traded on the New York Stock Exchange.  As of December 31, 2003, there were 2,015 shareholders of record.

Quarterly cash dividends paid and the high and low prices of the Company’s stock on the New York Stock Exchange in 2003 and 2002 were as follows:

2003	First	Second	Third	Fourth

Dividends per share	$0.2150	$0.2150	$0.2200	$0.2200

Stock Price
High	$44.19	$46.37	$46.34	$61.67
Low	$38.69	$39.75	$41.88	$43.57

2002	First	Second	Third	Fourth

Dividends per share	$0.2100	$0.2100	$0.2150	$0.2150

Stock Price
High	$43.95	$45.65	$47.23	$43.45
Low	$33.60	$34.75	$35.55	$32.36

Item 6.  Selected Financial Data.

Ten-Year Summary

In thousands except shareholders of record and per share data

	2003	2002	2001	2000	1999	1998	1997	1996	1995	1994
Summary of Operations

Net sales	$2,108,164	1,971,280	1,849,477	1,771,067	1,611,256	1,517,494	1,260,550	1,017,495	822,534	692,650
Gross margin	$375,510	359,475	321,857	368,384	356,989	328,115	286,461	237,698	197,675	176,369
Selling & administrative expenses	$213,810	211,802	207,103	176,484	173,375	160,366	143,246	128,676	109,236	102,992
Research & development	$20,219	19,929	17,325	16,463	15,761	16,178	15,824	11,900	12,339	11,933
Interest and other expenses, net	$9,748	17,244	59,504	24,572	12,370	11,302	10,607	5,082	3,241	2,652
Income before cumulative effect of change in accounting principle	$88,920	72,378	24,841	96,180	95,794	84,866	70,666	55,680	44,081	35,568
Basic earnings per share	$2.90	2.38	0.82	3.18	3.18	2.81	2.34	1.84	1.43	1.17
Diluted earnings per share	$2.88	2.37	0.82	3.14	3.13	2.77	2.28	1.80	1.41	1.15
Cumulative effect of change in accounting principle	$—	(43,753)	—	—	—	—	—	—	—	—
Basic earnings per share	$—	(1.44)	—	—	—	—	—	—	—	—
Diluted earnings per share	$—	(1.43)
Net income	$88,920	28,625	24,841	96,180	95,794	84,866	70,666	55,680	44,081	35,568
Basic earnings per share	$2.90	0.94	0.82	3.18	3.18	2.81	2.34	1.84	1.43	1.17
Diluted earnings per share	$2.88	0.94	0.82	3.14	3.13	2.77	2.28	1.80	1.41	1.15

Financial Position

Net working capital (1)	$245,038	157,246	281,165	312,192	300,660	223,188	191,450	175,285	153,709	164,669
Property, plant and equipment, net	$454,285	447,986	447,660	402,614	349,451	354,769	294,165	264,238	193,133	158,238
Total assets	$1,436,909	1,328,787	1,415,724	1,305,679	1,080,662	1,022,852	861,216	742,463	542,423	485,283
Long-term debt	$294,581	293,124	461,379	396,864	281,744	273,521	209,642	191,167	72,725	69,148
% of total capitalization (2)	31.8	34.6	46.1	42.0	37.2	40.3	37.6	38.4	21.0	21.8
Shareholders’ equity	$631,930	553,077	540,284	547,879	478,133	405,435	347,253	307,607	273,582	247,850

Other Data

Average shares outstanding - basic	30,705	30,441	30,260	30,239	30,166	30,179	30,235	30,281	30,759	30,519
Average shares outstanding - diluted	30,863	30,583	30,450	30,599	30,635	30,674	31,025	30,953	31,226	30,960
Dividends paid	$26,695	25,887	24,883	22,989	20,511	18,105	15,868	14,129	12,928	11,605
Per share	$0.87	0.85	0.82	0.76	0.68	0.60	0.53	0.47	0.42	0.38
Capital expenditures	$42,241	39,336	65,946	59,419	47,839	95,970	59,531	34,990	37,467	31,082
Depreciation & amortization	$60,366	56,994	63,960	59,549	47,414	45,221	38,755	29,758	23,230	21,940
Shareholders of record	2,015	2,170	2,257	2,396	2,546	2,443	2,068	2,145	2,054	2,350

(1) Net working capital defined as total current assets less total current liabilities

(2) % of total capitalization defined as long-term debt divided by long-term debt plus shareholders’ equity

All share and per share amounts have been restated to reflect the two-for-one stock split on January 15, 1997. Earnings per share amounts prior to 1997 have been restated to comply with Statement of Financial Accounting Standards No. 128, “Earnings Per Share.”  See the Notes to Consolidated Financial Statements.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary

Carlisle Companies Incorporated (“Carlisle”, the “Company”, “we” or “our”) is a diversified manufacturing company focused on achieving profitable growth internally through new product development and product line extensions, and externally through acquisitions that complement our existing technologies, products and market channels.  The Company has thirteen operating companies with more than 11,000 employees serving a variety of niche markets.  While Carlisle has offshore manufacturing operations, our markets are primarily in North America.  Management focuses on continued year over year improvement in sales and earnings, return on capital employed, free cash flow and return on shareholders’ equity.  We allocate resources to our businesses based on our assessment of their ability to obtain leadership positions in the markets they serve.

The Company had record sales in 2003 of $2.11 billion driven by increased sales volume in our commercial roofing business and improvements across many of our business units.  Net earnings increased 23% in 2003 to $88.9 million or $2.88 per share (diluted) as compared to 2002 earnings before the cumulative effect of a change in accounting principle.  In 2003, we continued our cost reduction strategies and implemented several consolidations that improved customer response time and provided a lower cost structure.  These efforts included consolidating ten reporting units to six at Carlisle Process Systems’ business operations, combining Carlisle Industrial Brake & Friction and Carlisle Motion Control under one management team, and combining Carlisle Tire & Wheel Company and Carlisle Power Transmission under one management structure.  We will continue to execute improvement projects with a goal of increasing operating margins in each business segment. Carlisle maintains a continuous program of creating and realizing efficiencies within its existing operations, as well as pursuing acquisitions and divestitures as dictated by market conditions.

Sales and Net Earnings

Consolidated

Carlisle’s net sales of $2.11 billion in 2003 exceeded 2002 sales of $1.97 billion by 7%, or $136.9 million.  Organic sales growth of $120.5 million, or 6%, included $22.0 million of favorable changes in foreign currency rates.  Acquisition growth of $49.7 million in the Construction Materials, Automotive Components, and General Industry segments was partially offset by the sale of Carlisle Power Transmission’s European transmission belt business in December 2002.  Net sales for this operation in 2002 were $33.3 million.  Increased net sales in the Construction Materials and General Industry segments accounted for most of the sales increase in 2003.  Net sales in 2002 exceeded 2001 sales of $1.85 billion by 7%, or $121.8 million, primarily as a result of increased sales in the Industrial Components segment from Carlisle Tire & Wheel Company, and the full year effect of the 2001 acquisition of Dayco Industrial Power Transmission, renamed Carlisle Power Transmission in August 2001.

Net earnings in 2003 were $88.9 million, or $2.88 per share (diluted), compared to 2002 earnings of $72.4 million, or $2.37 per share (diluted), before the impact of a change in accounting principle required by Statement of Financial Accounting Standard (“SFAS”) 142.  The improvement was due primarily to increased earnings in most of the Company’s operating segments, except Automotive Components and Transportation Products.  The evaluation of goodwill in 2002, required by SFAS 142, resulted in a reduction of the carrying value of goodwill for businesses in the Transportation Products and the General Industry segments.  The effect of the evaluation resulted in a transitional charge to earnings of $43.8 million after-tax, or $1.43 per share (diluted).  The impact of the goodwill impairment in 2002 reduced earnings from operations of $72.4 million to $28.6 million, or $0.94 per share (diluted).  The goodwill reduction was reported as a change in accounting principle effective January 1, 2002.

The 2003 net earnings included $0.19 per share (diluted) of plant closure and severance expenses at operations in the Industrial Components, Automotive Components, Specialty Products, and General Industry segments.  These charges represented specific programs identified by Carlisle operations to reduce expense, improve productivity, and consolidate facilities.  Although Carlisle does not have a formal restructuring plan, the Company continues to evaluate plant closure and cost reduction opportunities.

Net earnings in 2003 reflect a reduction in the Company’s effective tax rate from 34.5% in 2002 and 2001, to 32.5% in 2003.  The 2002 rate was before the impact of the SFAS 142 goodwill impairment.  The lower tax rate had a favorable $0.09 per share (diluted) effect on 2003 net earnings.

Beginning in 2002, in accordance with SFAS 142, goodwill and indefinite-lived intangible assets were no longer amortized.  This change had a positive impact of $8.4 million, or $0.28 per share in 2002.  The impact on Earnings Before Interest and Income Taxes (“EBIT” or “earnings”) by segment in 2002 was as follows: Industrial Components, $2.9 million; Construction Materials, $0.9 million; Automotive Components, $1.7 million; Specialty Products, $0.3 million; Transportation Products, $1.7 million; General Industry, $7.4 million; and Corporate, $(2.2) million.

Net earnings in 2001 of $24.8 million or $0.82 per share (diluted) included a $21.5 million or $0.70 per share (diluted) after-tax restructuring charge recorded in the first quarter.  The disappointing results in 2001 were primarily caused by steep declines in demand in many of the markets served by Carlisle.  Lower earnings were experienced at most of the operations as management reduced production at several manufacturing operations to control inventory levels.  Unabsorbed fixed overhead due to lower levels of production and pricing pressure to maintain market share also contributed to the decrease in earnings.

On May 30, 2003, Carlisle acquired Flo-Pac Corporation, a leading manufacturer of quality brooms, brushes, rotary brushes and cleaning tools for the sanitary maintenance industry.  This acquisition is included in the General Industry segment as part of Carlisle’s FoodService and Sanitary Maintenance business.

During 2002, Carlisle completed one acquisition and one divestiture.  MiraDri, a leading provider of waterproofing solutions for commercial and residential applications was acquired in October 2002, and is included in the Construction Materials segment.  The European power transmission belt business, which was part of the Dayco Power Transmission business, acquired by Carlisle in August 2001, was sold in December 2002.  The sale of the European power transmission business resulted in a $0.8 million pre-tax loss.

Six acquisitions were completed in 2001.  These acquisitions were: (1) Stork Friesland B.V. and (2) Siersema Sheffers B.V., both Dutch-based designers and sellers of evaporators and spray dryers for milk powder processing, (3) EcoStar, Inc., a provider of synthetic roofing tiles for the steep-sloped roofing market, (4) Wincanton Engineering Ltd., a UK-based designer and manufacturer of processing equipment for the food, dairy and beverage industries, (5) Connecting Devices, Inc., a designer and manufacturer of RF/microwave connectors and cable assemblies serving the wireless, Internet infrastructure and optoelectronic switch markets, and (6) the Dayco Industrial Power Transmission business of Mark IV Industries, a manufacturer of transmission belts and accessories used by industrial customers to transfer power from motors and engines to motive and stationary drive systems.

Operating Segments

The following table summarizes segment net sales and EBIT.  The amounts for each segment should be referred to in conjunction with the applicable discussion below.

All amounts in thousands, except percentages.

Increase (Decrease) from 2002 to 2003	Increase (Decrease) from 2001 to 2002
2003	2002	2001	Amount	Percent	Amount	Percent

Net Sales
Industrial Components	$631,209	$621,569	$476,310	$9,640	1.6%	$145,259	30.5%
Construction Materials	579,369	488,047	464,932	91,322	18.7%	23,115	5.0%
Automotive Components	209,062	235,822	251,963	(26,760)	-11.3%	(16,141)	-6.4%
Specialty Products	129,055	121,922	128,902	7,133	5.9%	(6,980)	-5.4%
Transportation Products	121,378	119,566	120,284	1,812	1.5%	(718)	-0.6%
General Industry (All other)	438,091	384,354	407,086	53,737	14.0%	(22,732)	-5.6%
Corporate	—	—	—	—	—	—	—
$2,108,164	$1,971,280	$1,849,477	$136,884	6.9%	$121,803	6.6%

Earnings Before Interest and Income Taxes
Industrial Components	$58,111	$54,241	$29,214	$3,870	7.1%	$25,027	85.7%
Construction Materials	77,171	66,404	60,159	10,767	16.2%	6,245	10.4%
Automotive Components	4,208	12,454	10,526	(8,246)	-66.2%	1,928	18.3%
Specialty Products	4,240	(1,821)	4,559	6,061	332.8%	(6,380)	-139.9%
Transportation Products	5,687	5,962	1,633	(275)	-4.6%	4,329	265.1%
General Industry (All other)	16,477	11,230	11,381	5,247	46.7%	(151)	-1.3%
Corporate	(19,700)	(20,819)	(50,427)	1,119	5.4%	29,608	58.7%
$146,194	$127,651	$67,045	$18,543	14.5%	$60,606	90.4	2

Industrial Components

The 2% increase in net sales in 2003 above 2002 was a result of organic net sales growth of $42.9 million or 7%.  This growth was partially offset by the divestiture of Carlisle Power Transmission’s European belt business, which contributed $33.3 million of net sales in 2002.  The organic net sales growth of 7% at Carlisle Tire & Wheel Company was primarily a result of higher ATV and consumer outdoor power equipment sales.  In 2002 segment net sales increased as a result of the full year effect of acquiring the Dayco Industrial Power Transmission business in August 2001, and higher sales of lawn and garden tires and wheels, trailer tires and wheels, ATV tires, and higher aftermarket sales at Carlisle Tire & Wheel Company.

Carlisle Tire & Wheel Company accounted for the majority of the increase in 2003 earnings on improved sales volume, a favorable sales mix, and higher production volume.  This was partially offset by higher costs for major raw material commodities, including natural rubber, synthetic rubber, and steel.  Carlisle Power Transmission results in 2003 were marginally ahead of 2002 and included $0.7 million of severance and relocation costs.  Carlisle Tire & Wheel Company accounted for 65% of the 2002 earnings improvement over 2001 as a result of increased sales, favorable raw material costs, cost reduction programs, manufacturing efficiencies realized through increased production volume, and the termination of goodwill amortization in 2002 ($2.9 million).  The 2002, earnings results included an $0.8 million loss on the sale of Carlisle Power Transmission’s European transmission belt business.  Earnings for 2001 were impacted by extremely soft markets, price concessions and lower production.  Net sales and earnings in this segment are generally higher in the first half of the year due to peak sales volume in the outdoor power equipment market.

Construction Materials

Most of the 19% increase in 2003 net sales was attributable to organic sales growth of 13%, with accretive growth from acquisitions accounting for the remaining 6%.  The organic sales growth was primarily due to sales of domestic roofing membranes, insulation products and residential roofing tiles.  Carlisle SynTec benefited from higher precipitation and lower temperatures during the winter on the east coast, conditions not seen in approximately three years.  Heavy spring rain also contributed to increased re-roofing demand.  In addition, as the economy showed signs of recovery in the second half of 2003, commercial construction continued its momentum from the first half of the year.  The acquisition of MiraDri in the fourth quarter 2002 accounted for 29% of the improvement in 2002 net sales.  Overall, 2002 was a difficult year for the Construction Materials segment as commercial construction in the United States was down 16%, and industry shipments of ethylene propylene diene terpolymer (“EPDM”) or rubber roofing membrane declined approximately 15%.  Carlisle SynTec was able to mitigate this decline in demand with higher sales of thermoplastic polyolefin (“TPO”) roofing membrane and increased sales of niche products.  Additionally, EPDM sales in the recreational vehicle and pond lining markets were substantially higher in 2002 than in the prior year, and sales of EcoStar residential roofing tiles showed continued growth.

The 16% improvement in 2003 segment earnings was primarily a result of increased sales volume and a $2.6 million gain on insurance recoveries on fire losses at two small coatings and waterproofing facilities.  Partially offsetting this increase was an $0.8 million earnings decline related to its European roofing joint venture (“Icopal”).  The 10% increase in 2002 segment earnings over 2001 was a result of lower raw material costs, cost reduction programs and improved production efficiencies at Carlisle SynTec, increased earnings at Icopal, the acquisition of MiraDri, and the termination of goodwill amortization in 2002 ($0.9 million).  Net sales and earnings in this segment are generally higher in the second and third quarters of the year due to increased construction activity during these periods.

Automotive Components

The 11% sales decline in 2003 was due to a reduction in North American vehicle production at Carlisle Engineered Products’ major customers, customer design changes, and negotiated price reductions as part of long-term agreements.  In 2002 segment net sales were down 6% from 2001 due to price concessions and exiting lower margin products.

The 66% decline in 2003 segment earnings was primarily due to plant closure costs that accounted for 43% of the decline in earnings and included direct closure and severance costs and specific transition costs associated with the August 2003 shutdown of Carlisle Engineered Products’ Erie-Bundy Park, Pennsylvania facility.  The remaining earnings decline was a result of lower sales, selling price reductions, and lower factory utilization.  The 18% increase in 2002 segment earnings from 2001 was due to the restructuring programs completed in the prior year and the termination of goodwill amortization in 2002 ($1.7 million).  Net sales and earnings in the Automotive Components segment are generally higher in the first six months of the year due to the automotive build schedule.

Specialty Products

Net sales for this segment in 2003 were 6% higher than 2002.  Most of the increase was due to higher sales of on-highway products to the heavy-duty truck and trailer and brake and axle manufacturers, and aftermarket distribution.  Segment sales in 2002 were 5% below 2001, primarily due to a sales decline at Carlisle Industrial Brake & Friction attributed to weak product demand combined with inventory reduction programs at several large customers in both industrial friction and brake components.  Carlisle Motion Control net sales were also lower in 2002, with sales to original equipment manufacturers and distributors accounting for most of the decrease in volume.

The 2003 segment earnings include $0.6 million of plant closure and severance costs.  The negative earnings in 2002 were primarily related to the Carlisle Motion Control operation.  Weak demand in the industrial and mobile equipment markets, lower aftermarket sales, reduced production levels, a pension curtailment charge and other shutdown and relocation expenses associated with closing its Ridgway, Pennsylvania facility, and startup costs at its South Hill, Virginia facility, contributed to the unfavorable results at Carlisle Motion Control.  Carlisle Industrial Brake & Friction’s 2002 earnings were below 2001 earnings due to competitive pricing pressures, lower demand for heavy construction and industrial equipment, and relocation and startup costs.  Earnings in 2002 included the favorable effect of the termination of goodwill amortization ($0.3 million).

Transportation Products

Segment net sales in 2003 were slightly above 2002 as a result of higher demand for steel dump, small construction, and specialized trailers.  The decrease in net sales from 2001 to 2002 was primarily due to exiting low margin business.  Improved sales in 2002 of stainless steel tank trailers, OEM-pavers, agricultural live-bottom and construction trailers were offset by lower sales of specialized and commercial trailers and van chassis.

Segment earnings in 2003 were 5% less than 2002 earnings.  The lower earnings reflect an unfavorable sales mix of low-margin products. The substantial increase in segment earnings in 2002 over 2001 was generated from production efficiency improvements, increased plant utilization, improved product mix, and the termination of goodwill amortization in 2002 ($1.7 million).

General Industry (All Other)

General Industry segment net sales in 2003 were 14% above 2002 net sales with Carlisle Process Systems accounting for most of the growth in this segment with 2003 net sales 37% higher than 2002.  This improvement was a result of increased demand for cheese and powder equipment.  Carlisle Walker’s net sales improved 16% in 2003 due to increased sales at its Johnson Truck Bodies operation for controlled climate truck bodies sold to the warehouse-to-retail store delivery and home food delivery markets.  Carlisle FoodService’s 2003 net sales increased 10% from 2002 as a result of acquiring Flo-Pac in May 2003.  The 2003 economic recovery was not felt in the Foodservice Equipment and Supply Industry as overall restaurant traffic was below prior year levels and spending in the institutional non-commercial market segment was lower in 2003.  Tensolite’s sales in 2003 were slightly less than 2002 due to the continued downturn in the commercial aerospace and telecommunications industries.

Segment net sales in 2002 were down 6% from 2001 as a result of sales declines at Carlisle Process Systems and Tensolite.  Weak market conditions in the dairy business for cheese and powder products was the primary reason for a 33% reduction in Carlisle Process Systems’ net sales, as manufacturers were reluctant to invest in new capital equipment.  Tensolite’s net sales declined 17% in 2002, with two-thirds of the decrease in the commercial aircraft industry.  The remaining decrease in sales at Tensolite was a result of a severe downturn in the electronic and telecommunication markets.  Partially offsetting these decreases were net sales increases of 15% at Carlisle Walker and 12% at Carlisle FoodService.

Segment earnings in 2003 improved 47% over 2002.  Most of the earnings improvement in 2003 was at Carlisle Process Systems due to the increase in sales volume and a $2.1 million foreign exchange gain on the settlement of loans denominated in foreign currencies.  The higher earnings at Tensolite reflect productivity improvements, better utilization of manufacturing capacity, and lower selling and administrative expenses.  The earnings improvement at Carlisle FoodService was due to the acquisition of Flo-Pac.  Segment earnings include a $3.5 million charge for plant closure and severance costs at Carlisle Walker, Tensolite, and Carlisle FoodService; a $2.2 million charge at a European operation in the Carlisle Walker operation at its Life Sciences organization to correct previously reported earnings in calendar year 2002; and a $0.9 million impairment charge recorded in accordance with SFAS 144.  The charge was incurred on a group of assets at Carlisle FoodService and was based on the present value of future cash flows.

Segment earnings in 2002 were slightly below 2001 earnings.  Higher earnings at Carlisle FoodService and Carlisle Walker were offset by reduced earnings at Carlisle Process Systems and Tensolite.  The significant decrease in sales at Carlisle Process Systems resulted in the earnings decline at this operation, with the decrease in earnings at Tensolite a result of reduced sales, lower production to maintain inventories in line with sales demand, and the closing its Andover, Massachusetts plant.  Segment earnings in 2002 benefited by $7.4 million from the termination of goodwill amortization following the adoption of SFAS 142 as compared to 2001, but included $4.6 million in shutdown and relocation related costs.

Financial Results

Gross margin (net sales less cost of goods sold expressed as a percent of sales) was 17.8% in 2003, compared to 18.2% in 2002, and 17.4% in 2001.  Gross margin in 2003 included plant closure, relocation, and severance expenses of $5.9 million in the Industrial Components, Automotive Components, Specialty Products, and General Industry segments.  Raw material costs also trended higher in 2003, primarily as a result of increases in the Industrial Components segment.  The margin improvement in 2002 from 2001 reflects improved operating efficiency through cost reduction programs, increased production volume and lower raw material costs, partially offset by plant closure, relocation, and severance cost in 2002 of approximately $3.8 million.  Plant utilization of 73% in 2003 was above 68% in 2002 and was a result of increased production and improved plant efficiencies.

Selling and administrative expenses of $213.8 million in 2003 were slightly above $211.8 million in 2002 and were 2% above 2001 of $207.1 million.  The divestiture of Carlisle Power Transmission’s European belt business resulted in a $6.8 million reduction in 2003 expense, but was partially offset by $5.8 million of selling and administrative expense associated with the Company’s acquisitions.  The remaining increase in expense from 2002 was a result of increased sales volume and severance costs.  Selling and administrative expenses, as a percent of net sales, were 10.1% in 2003, 10.7% in 2002, and 11.2% in 2001.  The decrease in expenses, as a percent of net sales, in 2003 reflects cost control measures taken at Carlisle operations.  The decrease in 2003 and 2002 expenses from 2001, as a percent of net sales, was primarily a result of the adoption of SFAS 142 that disallowed the amortization of goodwill and indefinite-lived assets beginning in 2002.

Research and development expenses of $20.2 million in 2003 was slightly above $19.9 million in 2002.  The increase in 2002 from $17.3 million in 2001 was primarily the full year impact of acquiring Dayco Power Transmission in August 2001.

Other income of $4.7 million in 2003 compares to other expense of $0.1 million in 2002.  Other income in 2003 includes a $2.6 million gain from insurance recoveries and a $2.1 million foreign exchange gain on the settlement of long-term loans denominated in foreign currencies.  Other income of $2.4 million in 2001 included a $5.2 million pre-tax gain on the sale of the Company’s remaining interest in a leasing joint venture, partially offset by plant closure costs.

Interest expense, net of $14.5 million in 2003 was below $17.2 million in 2002 as a result of reduced average borrowings, interest income from Carlisle’s roofing joint venture in Europe, and interest income on a tax refund.  The 2002 net interest expense decreased from $29.1 million in 2001 due to lower interest rates and reduced average borrowings as a result of the cash generated from operations, and increased borrowings under the accounts receivable securitization program.

Income taxes, as a percent of income before taxes, were at an effective tax rate of 32.5% in 2003 compared to 34.5% in 2002 and 2001.  The 2002 rate excludes the effect of the SFAS 142 goodwill impairment.  The lower rate in 2003 was a result of favorable federal and state audit settlements finalized in 2003 for tax returns filed through calendar year 1999.

Receivables of $218.8 million increased $75.0 million from $143.8 million at the end of 2002.  The increase was primarily a result of higher sales volume and a decrease in the utilization of the accounts receivable securitization program bringing total receivables sold through the program to $67.0 million at the end of 2003, compared to $100.0 million at year-end 2002.  The decreased utilization of the securitization program was a result of Carlisle’s improved leverage position as compared to 2002.  Receivables declined 21% in 2002 from $181.6 million in 2001 as a result of a $37.0 million increase in the utilization of the accounts receivable securitization program initiated in 2001.

Inventories, valued by the last-in, first-out (“LIFO”) method (54%) and the first-in, first-out (“FIFO”) method (46%), were $263.3 million at the end of 2003.  The $14.5 million increase from 2002 of $248.8 million was primarily due to acquisitions of $9.2 million and higher inventories in the General Industry and Construction Materials segment to support increased sales demand.  In 2002, inventories increased slightly from 2001 of $246.2 million.

Accounts payable of $178.0 million in 2003 were above $148.6 million in 2002 due primarily to increased purchases of materials and supplies to keep pace with the increase in sales volume.  Accounts payable in 2002 were slightly below $154.5 million in 2001.

Accrued expenses of $137.8 million at the end of 2003 were 15% above December 31, 2002 of $119.9 million primarily as a result of higher accruals for taxes, insurance, and workers compensation.

Other liabilities of $105.1 million in 2003 were 31% above $80.5 million in 2002.  The increase was primarily a result of higher pension and deferred tax liabilities.

Capital expenditures of $42.2 million in 2003 were 7% above $39.3 million in 2002.  The major capital expenditures in 2003 included new plants to produce coating and waterproofing products and insulation products for Carlisle SynTec, capacity expansion for the manufacture of transmission belts in China for Carlisle Power Transmission, and the installation of a fully integrated ERP system at several operations at Carlisle Tire & Wheel Company.  Capital expenditures in 2002 were $26.6 million lower than 2001 capital spending of $65.9 million.  The higher spending in 2001 related to capital investments to expand capacity for the manufacture of heavy duty friction products, TPO roofing membrane, and coatings and waterproofing products.  In addition, the Company completed the expansion of its facilities in China and Trinidad related to Carlisle Tire and Wheel Company.

Liquidity and Capital Resources

Sources and Uses of Cash

In thousands	2003	2002	2001
Net cash provided by operating activities	$116,943	$225,897	$203,479
Net cash used in investing activities	(72,065)	(55,297)	(218,006)
Net cash (used in) provided by financing activities	(53,708)	(169,782)	1,524
Effect of exchange rate changes on cash	910	972	56
Change in cash and cash equivalents	$(7,920)	$1,790	$(12,947)

The decrease in cash provided by operating activities of 48% for the twelve month period ended December 31, 2003 as compared with the same period ended December 31, 2002 was partially due to the Company’s improved leverage and decreased need for capital provided by the securitization program.  Carlisle repurchased $33.0 million, net, in receivables previously sold under the program.  An increase in current and long-term receivables of $39.0 million along with a $5.4 million increase in inventories, both driven by higher sales volume, also contributed to the year-over-year reduction in cash provided by operating activities.  Tax refunds of approximately $21.0 million, the receipt of $7.8 million from the termination of interest rate swaps and a $36.9 million increase in the utilization of the securitization program contributed to the 2002 operating cash flow.  Operating cash flow for 2001 was favorably impacted by a reduction in receivables of $33.1 million for receivables sold through the securitization program as well as a $58.8 million reduction in inventories, excluding the effect of acquisitions.  The 2001 decrease in inventories reflected the Company’s efforts to effectively manage working capital in relationship to Carlisle’s overall sales volume.

The increase in cash used in investing activities in 2003 is due to the aforementioned higher capital expenditures and acquisition costs, as well as 2002 expenditures being partially offset by $10.7 million in proceeds for the sale of property, equipment and businesses.  Acquisition activity and capital spending was significantly higher in 2001 than in both 2002 and 2003.  Cash generated from operations as well as the proceeds received from the sale of treasury shares and the exercise of stock options allowed the Company to reduce debt by $42.9 million during 2003.

Capital expenditures are planned to increase by approximately $30.0 million in 2004.  The projected increase is primarily a result of manufacturing expansions in the Construction Materials segment to support growth in its TPO roofing membrane, insulation, and coatings and waterproofing product lines.  The Company also expects pension contributions in 2004 to be significantly higher than the $4.8 million in contributions for 2003.  Contributions for 2004 could range from an estimated $8.1 million to $14.1 million, with the ultimate contribution dependent upon the outcome of proposed congressional pension funding relief.

Management also monitors the Company’s free cash flow defined as cash from operating activities less dividends, capital expenditures and the effect of the Company’s securitization program.  This measurement is one indicator of Carlisle’s ability to meet its debt payment obligations as well as its ability to finance future growth of the business through acquisitions and capital investment.  The decrease in free cash flow for 2002 to 2003 is due to the aforementioned increase in receivables and inventories to support higher sales volumes as well as 2002 including the previously discussed tax refunds and proceeds from the termination of interest rate swaps.  Free cash flow in 2001 reflected significant decreases in receivables and inventories.

In thousands	2003	2002	2001
Net cash provided by operating activities	$116,943	$225,897	$203,479
Dividends	(26,695)	(25,887)	(24,883)
Capital expenditures	(42,241)	(39,336)	(65,946)
Receivable securitization program	33,000	(36,903)	(33,097)
Free cash flow	$81,007	$123,771	$79,553

Carlisle maintains a $250.0 million revolving credit facility, which was fully available at December 31, 2003.  The Company also maintains with various financial institutions $35.0 million in committed lines of credit and a $55.0 million uncommitted line of credit.  As of December 31, 2003, $90.0 million was available under these lines.  At December 31, 2003, $58.0 million was available under the Company’s $125.0 million receivables facility.

Debt Instruments, Guarantees and Covenants

The following table quantifies certain contractual cash obligations and commercial commitments at December 31, 2003:

In thousands	Total	2004	2005	2006	2007	2008	Thereafter
Short-term credit lines and long-term debt	$295,552	$7,505	$1,096	$590	$150,339	$113,081	$22,941
Noncancellable operating leases	59,321	12,380	10,738	9,403	6,933	5,157	14,710
Purchase Obligations	12,400	12,400	—	—	—	—	—
Total Commitments	$367,273	$32,285	$11,834	$9,993	$157,272	$118,238	$37,651

The Company has entered into long-term purchase agreements for certain key raw materials.  Commitments under these agreements total approximately $12.4 million and expire as of December 31, 2004.

At December 31, 2003, letters of credit amounting to $38.0 million were outstanding, primarily to provide security under insurance arrangements and certain borrowings.

The Company has financial guarantee lines totaling $27.7 million in place for certain of its operations in Asia and Europe to facilitate working capital needs, customer performance, payment obligations and warranty obligations.  At December 31, 2003, the Company had issued guarantees of $13.7 million, of which $11.1 million represents amounts recorded in current liabilities in the Company’s Consolidated Balance Sheet.  The fair value of these guarantees is estimated to equal the amount of the guarantees at December 31, 2003.

Under the Company’s various debt and credit facilities, the Company is required to meet various restrictive covenants and limitations, including certain net worth and cash flow ratios, all of which were complied with in 2003 and 2002.

Off-Balance Sheet Arrangements

As previously discussed, Carlisle maintains a receivables securitization program with a financial institution whereby it sells on a continuous basis an undivided interest in certain eligible trade accounts receivable.  The Company has formed a wholly-owned, special purpose, bankruptcy-remote subsidiary (“SPV”) for the sole purpose of buying and selling receivables generated by the Company.  The financial position and results of operations of the SPV are consolidated with the Company.  The trade accounts receivable are transferred to the SPV irrevocably and without recourse, and the SPV may from time to time sell an undivided interest in these receivables of up to $125.0 million.  In accordance with generally accepted accounting principles, the Company recognizes the transactions under this program as a true sale, whereas creditors and rating agencies may view advances on the sale of such interests as a liability.  At December 31, 2003 and 2002, the Company had received $67.0 million and $100.0 million, respectively, in advances under this program.  Carlisle entered into the securitization program in September 2001 to increase the diversity of its capital funding and to reduce its cost of capital.

Cash Management

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

Market Risk

Carlisle is exposed to the impact of changes in interest rates and market values of its debt instruments, changes in raw material prices and foreign currency fluctuations.  From time to time the Company may manage its interest rate exposure through the use of interest rate swaps to reduce volatility of cash flows, impact on earnings and to lower its cost of capital.  During 2003, the Company executed $75.0 million in notional amount interest rate swaps, which have been designated as fair value hedges.  The purpose of these contracts is to hedge the market risk associated with Carlisle’s fixed rate debt.  The Company continues to monitor its interest rate risk and will execute and terminate hedges as appropriate.

The Company’s operations use certain commodities such as plastics, carbon black, synthetic and natural rubber and steel.  As such, the Company’s cost of operations is subject to fluctuations as the markets for these commodities change.  The Company monitors these risks, but currently has no derivative contracts in place to hedge these risks.

International operations are exposed to translation risk when the local currency financial statements are translated into U.S. dollars.  Carlisle monitors this risk, but at December 31, 2003 had no translation risk hedges in place.  Overall, currency valuation risk is considered minimal; however, at December 31, 2003 the Company did have currency hedges in place with a total notional amount of $13.6 million for the purpose of hedging cash flow risk associated with certain customer payment schedules. Less than 15% of the Company’s 2003 revenues are in currencies other than the U.S. dollar.

Environmental

Carlisle management recognizes the importance of the Company’s responsibilities toward matters of environmental concern.  Programs are in place to monitor and test facilities and surrounding environments and, where practical, to recycle materials.  Carlisle has not incurred material charges relating to environmental matters in 2003 or in prior years, and none are currently anticipated.

Backlog

Carlisle manages and calculates backlog utilizing various methods, each consistent within its respective industry.  Backlog is dependant on market conditions, which vary greatly between industries and throughout the year.  While management utilizes this measurement to monitor and plan future operations, its variant nature is considered in conjunction with other operational and market conditions.  Total backlog at December 31, 2003 of $419.2 million was 37% above $305.1 million in 2002.  Most of the increase from 2002 was higher backlog in the General Industry segment at Carlisle Process Systems.  The backlog at Carlisle Process Systems included a $70.0 million order received in December 2003 for a new 300,000 square foot cheese and whey production facility to be constructed in Clovis, New Mexico.  Due to the nature of the orders at Carlisle Process Systems, backlog can include capital equipment orders for a period of twelve to twenty-four months.

Exit and Disposal Activities

During 2003, the Company incurred plant closure and severance expense of $8.9 million ($6.0 million after-tax, or $0.19 per diluted share) related to certain plant and office closures in the Industrial Components, Automotive Components, Specialty Products, and General Industry segments.  Of this amount, $4.4 million related to the payment of non-recurring termination benefits.  The remaining $4.5 million related to costs associated with exiting the facilities including the write-off of fixed assets.  These charges impacted cost of goods sold by $5.9 million, selling and administrative expenses by $1.6 million and other expenses by $1.4 million.

In 2002, Carlisle incurred plant closure and severance expense of $6.9 million ($4.5 million after-tax, or $0.15 per diluted share) related to plant closures in the Specialty Products and General Industry segments.  Most of the expense related to the write-off of inventory and fixed assets, and equipment relocation.  These charges impacted cost of goods sold by $3.8 million, selling and administrative expenses by $0.8 million and other expenses by $2.3 million.

In the first quarter 2001, the Company recorded a $21.5 million after-tax, or $0.70 per share (diluted), restructuring charge to earnings.  This charge was primarily composed of costs related to exiting and realigning facilities in the Automotive Components and Specialty Products segments.  Approximately $16.1 million of the total after-tax charge was related to machinery, equipment, and goodwill write-offs.  The remainder represented anticipated cash expenses from involuntary employee terminations and other restructuring costs.  As of December 31, 2002, the Company had completed the terminations under the plan and paid approximately $7.0 million pre-tax for involuntary termination benefits.  These payments have been charged against the restructuring liability established in the first quarter of 2001.

Critical Accounting Policies

Carlisle’s significant accounting policies are more fully described in the Notes to Consolidated Financial Statements.  Certain of Carlisle’s accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates.  By their nature, these judgments are subject to an inherent degree of uncertainty.  These judgments are based on our historical experience, terms of existing contracts, our observation of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate.  The Company considers certain accounting policies related to revenue recognition, estimates of reserves for receivables and inventory, deferred revenue and extended product warranty, valuation of long-lived assets, self-insurance retention, and pensions and other post-retirement plans to be critical policies due to the estimation processes involved.

Revenue Recognition.  Almost all of Carlisle’s consolidated revenues are recognized when pervasive evidence of an arrangement exists, goods have been shipped (or services have been rendered), the customer takes ownership and assumes risk of loss, collection is probable, and the sales price is fixed or determinable.  Provisions for discounts and rebates to the customers and other adjustments are provided for at the time of sale as a deduction to revenue.  Approximately 6% of 2003 revenue was recognized under the percentage-of-completion method.  The products sold under the percentage-of- completion method tend to be sold pursuant to long-term, generally fixed-priced contracts that may extend up to 24 months in duration.  The percentage-of-completion method results in the recognition of consistent profit margins over the life of a contract.  Amounts recognized in revenue under this method are calculated using the percentage of construction cost completed, on a cumulative cost-to-total cost basis.  Cumulative revenues recognized may be less or greater than cumulative costs and profits billed at any point in time during a contract’s term.

Allowance for Doubtful Accounts.  Carlisle performs ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by our review of their credit information.  Allowances for doubtful accounts are estimated based on the evaluation of potential losses related to customer receivable balances.  Estimates are developed by using standard quantitative measures based on historical losses, adjusting for current economic conditions and, in some cases, evaluating specific customer accounts for risk of loss.  The reserve for doubtful accounts was $7.2 million at December 31, 2003 and $8.1 million at December 31, 2002.  Changes in economic conditions in specific markets in which the Company operates could have an effect on reserve balances required.

Inventories.  Carlisle values our inventory at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory.  We regularly review inventory quantities on hand for excess and obsolete inventory based on our estimated forecast of product demand and production requirements for the next twelve months and issues related to specific inventory items.  A significant increase in the demand for our products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory on hand.

Deferred Revenue and Extended Product Warranty. The Company offers extended warranty contracts on sales of certain products.  All revenue for the sale of these contracts is deferred and amortized on a straight-line basis over the life of the contracts.  Costs of services performed under these contracts are charged to established reserves.  The Company estimates warranty costs for claims filed using standard quantitative measures based on historical warranty claim experience.  The establishment of reserves requires the use of judgment and assumptions regarding the potential for losses relating to warranty issues.

Valuation of Long-Lived Assets and Acquired Intangibles. Carlisle adopted SFAS 142 effective January 1, 2002.  SFAS 142 requires annual valuations of each applicable underlying business as described below.  The business valuation reviews conducted in 2002 resulted in a reduction of the carrying value of goodwill for the Transportation Products segment and the General Industry segment.  The goodwill reduction was reported as a cumulative effect of a change in accounting principle retroactive to the beginning of 2002 and resulted in a transitional charge to earnings, net of taxes, of $43.8 million, or $1.43 per share (diluted).  With the adoption of this standard, beginning in 2002, goodwill is not amortized.  Goodwill amortization was $8.4 million after-tax or $0.28 per share (diluted) in 2001.  At December 31, 2003 and December 31, 2002, total assets included $302.6 million and $296.7 million of goodwill, respectively.

As a result of SFAS 142, the Company no longer amortizes goodwill but instead performs a review of goodwill for impairment annually, or earlier, if indicators of potential impairment exist.  The fair value of the assets, including goodwill balances, is determined based on discounted estimated future cash flows.  The assumptions used to estimate fair value include management’s best estimates of future growth rates, capital expenditures, discount rates, and market conditions.  If the estimated fair value of a business unit with goodwill is determined to be less than its book value, the Company is required to estimate the fair value of all identifiable assets and liabilities of that business unit.  This requires valuation of certain internally developed and unrecognized assets.  Once this process is complete, the amount of goodwill impairment, if any, can be determined.  These valuations can be significantly affected by estimates of future performance and discount rates over a relatively long period of time, market price valuation multiples and marketplace transactions in related markets.  These estimates will likely change over time.  Some of our businesses operate in cyclical industries and the valuation of these businesses can be expected to fluctuate as a result of their cyclicality.  SFAS 142 does not permit retroactive application to years prior to adoption.  Therefore, earnings beginning in 2002 tend to be higher than earlier periods as a result of this accounting change, except for the effects of the impairment provision in current results.  We believe it is inappropriate to conclude whether the likelihood of any impairment charge resulting from subsequent annual reviews is more likely in any business segment compared to another segment.  Any resulting impairment loss could have an adverse impact on our financial condition and results of operations.

Self Insurance Retention.  The Company maintains self-retained liabilities for worker’s compensation, medical and dental, general liability, property and product liability claims up to applicable retention limits.  The Company estimates these retention liabilities utilizing actuarial methods and loss development factors.  The Company’s historical loss experience is considered in the calculation.  The Company is insured for losses in excess of these limits.

Pensions and Other Post-Retirement Plans.  Carlisle maintains defined benefit retirement plans for the majority of its employees.  The annual net periodic expense and benefit obligations related to these plans are determined on an actuarial basis.  This determination requires assumptions to be made concerning the discount rate, long-term return on plan assets and increases to compensation levels.  These assumptions are reviewed periodically by management in consultation with its independent actuary.  Changes in the assumptions to reflect actual experience can result in a change in the net periodic expense and accrued benefit obligations.  The defined benefit plans’ assets consist primarily of publicly-listed common stocks and corporate bonds, and the market value of these assets is determined under the fair value method.  At December 31, 2003, plan assets were allocated 67% in equity securities and 33% in fixed income securities.  The Company uses a September 30 measurement date for valuation purposes.  Deviations of actual results as compared to expected results are recognized over a five-year period.  The expected rate of return on plan assets was 8.75% and the discount rate was 6.10% for the 2003 valuation.  While the Company believes 8.75% is a reasonable expectation based on the plan assets’ mix of fixed income and equity investments, significant differences in our actual experience or significant changes in our assumptions may materially affect the pension obligations and our future expense.

Carlisle also has a limited number of unfunded post-retirement benefit programs that provide certain retirees with medical and prescription drug coverage.  The annual net periodic expense and benefit obligations of these programs are also determined on an actuarial basis and are subject to assumptions on the discount rate and increases in compensation levels.  The plans have maximum obligation limits for the Company and are therefore not subject to health care cost trend rate assumptions.  Like the defined benefit retirement plans, these plans’

assumptions are reviewed periodically by management in consultation with its independent actuary.  Changes in the assumptions can result in a change in the net periodic expense and accrued benefit obligations.

New Accounting Pronouncements

The adoption of new accounting pronouncements in 2003 did not have a material impact on the Company’s statement of earnings or financial position.  The pronouncements included: SFAS No. 143, Accounting for Asset Retirement Obligations; Financial Accounting Standards Board Interpretation No. (“FIN”) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees of Indebtedness of Others; SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities; and SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.

In December 2003, the FASB issued Interpretation No. 46(R) (“FIN 46R”), Consolidation of Variable Interest Entities.  This interpretation addresses the consolidation of Variable Interest Entities (“VIE’s”) as defined by FIN 46R.  The Company will be required to apply FIN 46R to variable interests in VIEs created after December 31, 2003.  For variable interests in VIEs created before January 1, 2004, this interpretation will be applied as of March 31, 2004.  The Company is evaluating the impact of applying FIN 46R but has not yet completed the analysis.  It is not expected that the adoption of this interpretation will have a material impact on the Company’s statement of earnings or financial position.

In December 2003, FASB issued SFAS No. 132(R), Employer’s Disclosures about Pensions and Other Postretirement Benefits.  The statement replaces SFAS No. 132, Employer’s Disclosures about Pensions and Other Postretirement Benefits.  The disclosure provisions of this standard have been adopted by the Company.

In January 2004, FASB issued FASB Staff Position No. FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “FSP”).  The Company has elected to defer accounting for the effect of the Act on its post-retirement plans as provided for in the FSP, although the effect is expected to have an immaterial impact on the Company’s earnings and financial position.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Information concerning market risk is set forth in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Market Risk.”

Item 8.  Financial Statements and Supplementary Data.

Consolidated Statements of Earnings and Shareholders’ Equity and Other Comprehensive Income

For the years ended December 31. In thousands except treasury shares and per share data.

	2003	2002	2001
Net sales	$2,108,164	$1,971,280	$1,849,477
Cost and expenses:
Cost of goods sold	1,732,654	1,611,805	1,527,620
Selling and administrative expenses	213,810	211,802	207,103
Research and development expenses	20,219	19,929	17,325
Restructuring charges	—	—	32,811
Other (income) and expense, net	(4,713)	93	(2,427)

Earnings before interest and income taxes	146,194	127,651	67,045
Interest expense, net	14,461	17,151	29,120

Earnings before income taxes and cumulative effect of change in accounting principle	131,733	110,500	37,925
Income taxes	42,813	38,122	13,084

Income before cumulative effect of change in accounting principle	88,920	72,378	24,841
Goodwill impairment, net of taxes of $12,072	—	(43,753)	—

Net Income	$88,920	$28,625	$24,841
Earnings per share - Basic
Income before cumulative effect of change in accounting principle	$2.90	$2.38	$0.82
Cumulative effect of change in accounting principle	—	(1.44)	—

Net Income	$2.90	$0.94	$0.82
Earnings per share - Diluted
Income from continuing operations	$2.88	$2.37	$0.82
Cumulative effect of change in accounting principle	—	(1.43)	—
Net Income	$2.88	$0.94	$0.82
Weighted-average common shares outstanding
Basic	30,705	30,441	30,260
Effect of dilutive stock options	158	142	190
Diluted	30,863	30,583	30,450

	Comprehensive Income	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Cost of Shares in Treasury	Unearned Compensation	Total Shareholders’ Equity
Balance at December 31, 2000		39,331	10,268	(4,624)	618,595	(115,691)	—	547,879
Net income	$24,841	—	—	—	24,841	—	—	24,841
Other comprehensive loss, net of tax	(5,242)	—	—	(5,242)	—	—	—	(5,242)
Comprehensive Income	$19,599
Cash dividends - $0.82 per share		—	—	—	(24,883)	—	—	(24,883)
Exercise of stock options & other, net of tax		—	7,307	—	—	5,232	—	12,539
Purchase of 389,246 treasury shares		—	—	—	—	(14,850)	—	(14,850)
Balance at December 31, 2001		39,331	17,575	(9,866)	618,553	(125,309)	—	540,284
Net income	$28,625	—	—	—	28,625	—	—	28,625
Other comprehensive income, net of tax	175	—	—	175	—	—	—	175
Comprehensive Income	$28,800
Cash dividends - $0.85 per share		—	—	—	(25,887)	—	—	(25,887)
Exercise of stock options & other, net of tax		—	5,333	—	—	4,707	—	10,040
Purchase of 4,119 treasury shares		—	—	—	—	(160)		(160)
Balance at December 31, 2002		39,331	22,908	(9,691)	621,291	(120,762)	—	553,077
Net income	$88,920	—	—	—	88,920	—	—	88,920
Other comprehensive loss net of tax	(183)	—	—	(183)	—	—	—	(183)
Comprehensive Income	$88,737
Cash dividends - $0.87 per share		—	—	—	(26,695)	—	—	(26,695)
Exercise of stock options & other, net of tax		—	12,611	—	—	—	—	12,611
Issuance of 394,001 treasury shares		—	—	—	—	5,655	(1,496)	4,159
Amortization of unearned compensation		—	—	—	—	—	41	41
Balance at December 31, 2003		$39,331	$35,519	$(9,874)	$683,516	$(115,107)	$(1,455)	$631,930

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

As of December 31. In thousands except share data.

	2003	2002
Assets
Current assets:
Cash and cash equivalents	$26,848	$34,768
Receivables, less allowances of $7,159 in 2003 and $8,103 in 2002	218,819	143,782
Inventories	263,275	248,801
Deferred income taxes	30,866	29,208
Prepaid expenses and other current assets	44,573	37,836
Total current assets	584,381	494,395

Property, plant and equipment, net	454,285	447,986
Other assets:
Patents, goodwill and other intangible assets, net	310,437	305,624
Investments and advances to affiliates	79,957	74,120
Receivables and other assets	7,849	6,662
Total other assets	398,243	386,406
	$1,436,909	$1,328,787

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt, including current maturities of long-term debt	$7,505	$53,038
Accounts payable	177,957	148,608
Deferred revenue	16,097	15,631
Accrued expenses	137,784	119,872
Total current liabilities	339,343	337,149

Long-term liabilities:
Long-term debt	294,581	293,124
Deferred revenue	65,929	64,957
Other liabilities	105,126	80,480
Total long-term liabilities	465,636	438,561

Shareholders’ equity:
Preferred stock, $1 par value. Authorized and unissued 5,000,000 shares Common stock, $1 par value. Authorized 100,000,000 shares;	—	—
39,330,624 shares issued; 30,991,870 outstanding in 2003 and 30,597,869 outstanding in 2002	39,331	39,331
Additional paid-in capital	35,519	22,908
Accumulated other comprehensive loss	(9,874)	(9,691)
Retained earnings	683,516	621,291
Unearned compensation	(1,455)	—
Cost of shares in treasury - 8,338,754 shares in 2003 and 8,732,755 shares in 2002	(115,107)	(120,762)
Total shareholders’ equity	631,930	553,077
	$1,436,909	$1,328,787

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

For the years ended December 31. In thousands.

	2003	2002	2001
Operating activities
Net income	$88,920	$28,625	$24,841
Reconciliation of net earnings to cash flows:
Depreciation	58,677	54,996	49,845
Amortization	1,689	1,998	14,115
Deferred taxes	8,754	17,723	17,464
Earnings in equity investments	(3,259)	(4,447)	(2,936)
Goodwill transitional impairment, net of tax	—	43,753	—
Restructuring charge	—	—	24,650
Foreign exchange gains	(2,103)	—	—
Loss (gain) on divestiture and sales of fixed assets	595	1,599	(4,880)
Changes in assets and liabilities, excluding effects of acquisitions and divestitures:
Current and long-term receivables	(39,019)	26,190	2,230
(Repurchase) sale of receivables under securitization	(33,000)	36,903	33,097
Inventories	(5,433)	(998)	58,814
Accounts payable and accrued expenses	32,182	(6,747)	(1,857)
Prepaid and current income taxes	10,807	18,924	(6,220)
Long-term liabilities	(1,440)	(401)	(5,126)
Termination of interest rate hedge	—	7,750	—
Other operating activities	(427)	29	(558)
Net cash provided by operating activities	116,943	225,897	203,479
Investing activities
Capital expenditures	(42,241)	(39,336)	(65,946)
Acquisitions, net of cash	(33,507)	(27,030)	(174,619)
Proceeds from sale of property, equipment and business	3,784	10,734	20,012
Other investing activities	(101)	335	2,547
Net cash used in investing activities	(72,065)	(55,297)	(218,006)
Financing activities
Net change in short term borrowings and revolving credit lines	(45,638)	(151,852)	29,060
Proceeds from long-term debt	5,198	—	—
Reductions of long-term debt	(2,503)	(1,923)	(342)
Dividends	(26,695)	(25,887)	(24,883)
Treasury shares and stock options, net	16,812	9,880	(2,311)
Other financing activities	(882)	—	—
Net cash (used in) provided by financing activities	(53,708)	(169,782)	1,524
Effect of exchange rate changes on cash	910	972	56
Change in cash and cash equivalents	(7,920)	1,790	(12,947)
Cash and cash equivalents
Beginning of year	34,768	32,978	45,925
End of year	$26,848	$34,768	$32,978

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

Note 1 - Summary of Accounting Policies

Nature of Business

Carlisle Companies Incorporated, its wholly-owned subsidiaries and their divisions or subsidiaries, referred to herein as the “Company” or “Carlisle,” manufacture and distribute a wide variety of products across a broad range of industries, including, among others, roofing, construction, trucking, automotive, foodservice, industrial equipment, lawn and garden and aircraft manufacturing.  The Company markets its products both as a component supplier to original equipment manufacturers, as well as directly to end-users.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries.  Investments in affiliates where the Company does not have control but exercises significant influence are accounted for under the equity method. Equity income related to such investments is recorded in Other (income) and expense, net on the Company’s Consolidated Statements of Earnings and Shareholders’ Equity and Other Comprehensive Income.  All material intercompany transactions and accounts have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States  of America (“United States”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents

Debt securities with a remaining maturity of three months or less when acquired are cash equivalents. Cash and cash equivalents are stated at cost, which approximates market value.

Revenue Recognition

A substantial majority of the consolidated revenues are recognized when persuasive evidence of an arrangement exists, goods have been shipped (or services have been rendered), the customer takes ownership and assumes risk of loss, collection is probable, and the sales price is fixed or determinable.  A small percentage of revenues are recognized based on the percentage-of-completion method. Revenue recognized under this method amounted to 6% of total revenues in 2003, 7% in 2002 and 9% in 2001.  Provisions for discounts and rebates to the customers and other adjustments are provided for at the time of sale as a deduction to revenue.

Allowance for Doubtful Accounts

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by our review of their credit information.  Allowances for doubtful accounts are estimated based on the evaluation of potential losses related to customer receivable balances.  Estimates are developed by using standard quantitative measures based on historical losses, adjusting for current economic conditions and, in some cases, evaluating specific customer accounts for risk of loss. Changes in economic conditions in specific markets in which the Company operates could have an effect on reserve balances required.

Inventories

Inventories are valued at the lower of cost or market.  In 2003, 54% of the cost of inventories was determined by the last-in, first-out (“LIFO”) method as compared to 53% in 2002.  The remainder is determined by the first-in, first-out (“FIFO”) method.

Deferred Revenue and Extended Product Warranty

The Company offers extended warranty contracts on sales of certain products.  All revenue for the sale of these contracts is deferred and amortized on a straight-line basis over the life of the contracts.  Costs of services performed under these contracts are charged to established reserves.  The Company estimates warranty costs for claims filed using standard quantitative measures based on historical warranty claim experience.  The establishment of reserves requires the use of judgment and assumptions regarding the potential for losses relating to warranty issues.

Pre-Production Costs Related to Long-Term Supply Arrangements

The Company incurs costs to develop and design products and molds, dies and other tools under certain long-term supply agreements. Current assets are recognized as costs are incurred for pre-production design and development costs and for molds, dies and other tools for which the Company will be reimbursed under its long-term supply agreements. At December 31, 2003 and 2002, the Company had recorded $11.3 and $5.4 million, respectively, million in current assets for these reimbursable costs.

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

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  In accordance with this standard, the Company performs impairment tests on its long-lived assets, excluding goodwill and other intangible assets, when circumstances indicate that their carrying amounts may not be recoverable.  If required, recoverability is tested by comparing the estimated future undiscounted cash flows of the asset or asset group to its carrying value.  If the carrying value is not recoverable, the asset or asset group is written down to market value.

Patents, Goodwill and Other Intangible Assets

Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets.  Under the provisions of this pronouncement, the Company is no longer amortizing goodwill or other intangible assets with indefinite lives, but such assets will be subject to periodic testing of impairment. As required by SFAS 142, the Company completed an initial review of its reporting units for goodwill impairment as of January 1, 2002 and determined the fair value of goodwill in two segments, the Transportation Products and General Industry segments, was less than its book value. All business valuations were performed using discounted cash flow models.  The impairment loss is shown net of tax as a cumulative effect of a change in accounting principle on the Consolidated Statements of Earnings and Shareholders’ Equity. See Note 5 - Goodwill and Other Intangible Assets.  The Company uses an annual valuation date of October 1 to assess the fair value of goodwill.

Patents and other intangible assets, recorded at cost, amounted to $7.9 million and $8.9 million at December 31, 2003 and 2002, respectively (net of accumulated amortization of $18.9 million and $18.8 million).  Intangible assets that are subject to amortization are amortized on a straight-line basis over their useful lives.  The carrying value of intangible assets with indefinite useful lives is not subject to amortization but is tested at least annually for impairment.  Costs allocated to patents and other intangible assets of acquired companies are based on estimated fair value at the date of acquisition.  See Note 5 - Goodwill and Other Intangible Assets.

Prior to the adoption of SFAS 142, goodwill was amortized on a straight-line basis over various periods not exceeding 30 years.  Recoverability was tested where indicators of impairment were present based on projected future cash flows.  Goodwill, representing the excess of acquisition cost over the fair value of specifically identifiable assets acquired and liabilities assumed, was $296.7 million at December 31, 2002, net of accumulated amortization of $32.2 million.

Pension and Other Post Retirement Benefits

Carlisle maintains defined benefit retirement plans for the majority of its employees.  Benefits are based on years of service and employees’ compensation prior to retirement.  The annual net periodic expense and benefit obligations of these programs are determined on an actuarial basis. The cost of this program is being funded currently.

Carlisle also has a limited number of unfunded post-retirement benefit programs that provide certain retirees with medical and prescription drug coverage.  The annual net periodic expense and benefit obligations of these programs are also determined on an actuarial basis.

Derivative Financial Instruments

Effective January 1, 2001, the Company adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which requires that all derivatives be recorded at fair value on the balance sheet and establishes criteria for designation and effectiveness of derivative transactions for which hedge accounting is applied.  If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If a fair value hedge is terminated before maturity, the adjusted carrying amount of the hedged asset or liability remains as a component of the carrying amount of that asset or liability until it is disposed.  If the hedged item is an interest-bearing financial instrument, the adjusted carrying amount is amortized into earnings over the remaining life of the instrument. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

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

The Company’s international operations are exposed to translation risk when the local currency financial statements are translated into U.S. Dollars.  Carlisle monitors this risk, but at December 31, 2003 had no contracts in place for hedging net investment risk.

Currency valuation risk is considered minimal; however, at December 31, 2003 the Company had currency hedges in place with a total notional amount of $13.6 million for the purpose of hedging cash flow risk associated with certain customer payment schedules.  Less than 15% of the Company’s 2003 revenues are in currencies other than the U.S. Dollar.

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

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal use of the asset. The Company adopted SFAS No. 143 on January 1, 2003.  This adoption did not have a material impact on the Company’s statement of earnings or financial position.

In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.  This interpretation elaborates the disclosure requirements to be made by a guarantor in its financial statements about obligations under certain guarantees that it has issued and requires a guarantor to recognize, at inception of the guarantee, a liability for the fair-value of the obligation undertaken in issuing the guarantee.  The Company adopted the measurement provisions of this interpretation as of January 1, 2003.  This adoption did not have a material impact on the Company’s statement of earnings or financial position.

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

On May 15, 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement defines three classes of freestanding financial instruments that are required to be classified as liabilities (or assets in some circumstances) by the issuer because these instruments embody obligations for the issuer.  Generally, the provisions of this statement were effective for financial instruments entered into or modified after May 31, 2003 and were otherwise effective at the beginning of the first interim period beginning after June 15, 2003.  As of September 30, 2003, the Company had adopted all provisions of this statement.  This adoption did not have an impact on the Company’s statement of earnings or financial position.

In December 2003, the FASB issued Interpretation No. 46(R) (“FIN 46R”), Consolidation of Variable Interest Entities. This interpretation addresses the consolidation of Variable Interest Entities (“VIE’s”) as defined by FIN 46R.  VIE’s are entities to which the usual condition of consolidation (ownership of a majority voting interest) does not apply. This interpretation focuses on financial interests that indicate control. It concludes that in the absence of clear control through voting interests, a company’s exposure (variable interest) to the economic risks and potential rewards from the variable interest entity’s assets and activities are the best evidence of control. Variable interests are rights and obligations that convey economic gains or losses from changes in the values of the VIE’s assets and liabilities. Variable interests may arise from financial instruments, service contracts, nonvoting ownership interests and other arrangements. If a company holds a majority of the variable interests of an entity, it would be considered the primary beneficiary. The primary beneficiary would be required to include assets, liabilities and the results of operations of the VIE in its financial statements.  The Company will be required to apply FIN 46R to variable interests in VIEs created after December 31, 2003.  For variable interests in VIEs created before January 1, 2004, this interpretation will be applied as of March 31, 2004.

The Company is evaluating the impact of applying FIN 46R but has not yet completed this analysis.  It is expected that the adoption of this interpretation will not have a material impact on the Company’s statement of earnings or financial position.

In December 2003, FASB issued SFAS No. 132(R), Employer’ Disclosures about Pensions and Other Postretirement Benefits.  The statement replaces SFAS No. 132, Employer’ Disclosures about Pensions and Other Postretirement Benefits.  The disclosure provisions of this standard have been adopted herein.

In January 2004, FASB issued FASB Staff Position No. FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “FSP”).  The FSP permits employers that sponsor post-retirement benefit plans (plan sponsors) that provide prescription drug benefits to retirees to make a one-time election to defer accounting for any effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”).  Without the FSP, plan sponsors would be required to account for the effects of the Act in the fiscal period that includes December 8, 2003, the date the Act was signed in to law.  The Company has elected to defer accounting for the effect of the Act on its post-retirement plans as provided for in the FSP, although the effect is expected to have an immaterial impact on the Company’s earnings and financial position.

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

In thousands (except per share data)

	Years Ended December 31
	2003	2002	2001
Net Income, as reported	$88,920	$28,625	$24,841
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,487)	(1,314)	(1,058)
Proforma net income	$87,433	$27,311	$23,783

Basic EPS (as reported)	$2.90	$0.94	$0.82
Basic EPS (proforma)	$2.85	$0.90	$0.79

Diluted EPS (as reported)	$2.88	$0.94	$0.82
Diluted EPS (proforma)	$2.83	$0.89	$0.78

The pro forma effect includes only the vested portion of options granted in and after 1995.  Options vest over a two-year period.  Compensation cost was estimated using the Black-Scholes model with the following assumptions:

	Years Ended December 31
	2003	2002	2001
Expected dividend yield	2.3%	2.3%	2.3%
Expected life in years	7	7	7
Expected volatility	28.7%	28.6%	28.6%
Risk-free interest rate	3.8%	4.9%	4.5%
Weighted average fair value	$11.31	$11.09	$12.37

Earnings Per Share

Basic earnings per share excludes the dilutive effects of potentially dilutive options, warrants and convertible securities.  Diluted earnings per share reflects the potential dilution that would occur if options, warrants or other convertible securities were exercised.  The only difference between basic and diluted earnings per share of the Company is the effect of dilutive stock options. Stock options to purchase approximately 163,000 shares in 2003, 508,000 shares in 2002 and 809,000 shares in 2001 were excluded from the calculation of potentially dilutive options as such options had exercise prices in excess of the average market value of the Company’s common stock during these periods.

Foreign Currency Translation

The Company has determined that the local currency is the functional currency for its subsidiaries outside the United States.  Assets and liabilities of these operations are translated at the exchange rate in effect at each year-end.  Income statement accounts are translated at the average rate of exchange prevailing during the year.  Translation adjustments arising from the use of differing exchange rates from period to period are included as a component of shareholders’ equity in Accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in Other income and expense, net.

Reclassifications

Certain reclassifications have been made to prior year’s information to conform to the current year’s presentation.  In December 2002, $11.7 million of cash in transit was reclassified to Accounts payable.  Also in December 2002 and 2001, $1.2 million and $2.3 million, respectively, of customer rebates were reclassified from allowances for doubtful accounts (netted with Receivables) to Accrued expenses.

Reclassifications have also been made to the Consolidated Statements of Cash Flows for the years ended December 31, 2002 and December 31, 2001.  For the year ended December 31, 2002, earnings from equity investments of $4.4 million has been presented separately as has cash received of $7.8 million from the termination of an interest rate swap agreement.  Also in 2002, the effect of exchange rate changes on cash has been recalculated to $1.0 million.  For the year ended December 31, 2001, cash in transit of $36.9 million at the beginning of the year and $17.4 million at the end of the year has been reclassified to Accounts payable, reducing the amount of cash provided by operating activities.  Also, the effect of exchange rate changes on cash was recalculated to $0.1 million.

Note 2 - Receivables Facility

In September 2001, the Company entered into an agreement (the “Receivables Facility”) with a financial institution whereby it sells on a continuous basis an undivided interest in certain eligible trade accounts receivable. Pursuant to the Receivables Facility, the Company formed a wholly-owned, special purpose, bankruptcy-remote subsidiary (“SPV”).  The financial position and results of operations of the SPV are consolidated with the Company.  The SPV was formed for the sole purpose of buying and selling receivables generated by the Company. Under the Receivables Facility, the Company, irrevocably and without recourse, transfers all applicable trade accounts receivables to the SPV. The SPV, in turn, has sold and, subject to certain conditions, may from time to time sell an undivided interest in these receivables and is permitted to receive advances of up to $125.0 million from the multi-seller conduit administered by an independent financial institution for the sale of such an undivided interest.

The Company accounts for its transfers of receivables to the SPV, together with the SPV’s sale of undivided interests in the SPV’s receivables to the conduit, as sales under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  The interest rate paid to the conduit on amounts outstanding under the Receivables Facility is equal to the conduit’s pooled commercial paper rate, which was 1.12% and 1.45% at December 31, 2003 and December 31, 2002, respectively.  The Company’s loss on the sales of these receivables is reported in Other income and expense, net, and amounted to $1.5 million during 2003, $1.6 million during 2002 and $1.3 million in 2001.

At December 31, 2003, the outstanding balance of receivables serviced by the SPV was $228.1 million compared to $161.9 million as of December 31, 2002 and $112.6 million as of December 31, 2001.  Of this balance, the SPV had sold $67.0 million of undivided interest to the conduit as of December 31, 2003 compared to $100.0 million as of December 31, 2002, and $63.1 million at December 31, 2001. The Company’s retained interest in the SPV’s receivables is classified in trade accounts receivable in the Company’s consolidated financial statements at its relative fair value and amounted to $160.5 million as of December 31, 2003 compared to $59.9 million as of December 31, 2002 and $48.7 million as of December 31, 2001. This retained interest is subordinate to, and provides credit enhancement for, the conduit’s ownership interest in the SPV’s receivable, and is available to the conduit to pay any fees or expenses due to the conduit, and to absorb all credit losses incurred on any of the SPV’s receivables.

Note 3 – Inventories

The components of inventories at December 31 are as follows:

In thousands	2003	2002
FIFO (approximates current costs):
Finished goods	$169,698	$162,213
Work in process	26,224	21,004
Raw materials	80,137	77,776
	276,059	260,993
Excess FIFO cost over LIFO value	(12,784)	(12,192)
Inventories	$263,275	$248,801

Note 4 - Property, Plant and Equipment

The components of property, plant and equipment at December 31 are:

In thousands	2003	2002
Land	$15,328	$9,934
Buildings and leasehold improvements	232,852	216,078
Machinery and equipment	641,023	608,864
Projects in progress	21,332	23,185
	910,535	858,061
Accumulated depreciation	(456,250)	(410,075)
Property, plant and equipment, net	$454,285	$447,986

Capitalized interest was $0.8 million in 2003 and $1.4 million in 2002.

Note 5 - Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2003 and 2002 are as follows:

In thousands	Industrial Components	Construction Materials	Automotive Components	Specialty Products	Transportation Products	General Industry	Total
Balance as of January 1, 2002	$132,991	$9,057	$40,277	$2,728	$20,400	$123,179	$328,632
Goodwill acquired during year	—	23,276	—	—	—	—	23,276
Goodwill divested during year	(3,294)	—	—	—	—	—	(3,294)
Purchase accounting adjustments	582	—	—	—	—	—	582
Impairment loss	—	—	—	—	(20,400)	(35,424)	(55,824)
Currency translation	89	780	—	4	—	2,452	3,325
Balance as of December 31, 2002	$130,368	$33,113	$40,277	$2,732	$—	$90,207	$296,697
Goodwill acquired during year	—	—	—	—	—	6,014	6,014
Goodwill divested during year	—	—	—	(1,900)	—	—	(1,900)
Purchase accounting adjustments	—	(1,815)	—	—	—	—	(1,815)
Currency translation	342	1,135	—	65	—	2,018	3,560
Balance as of December 31, 2003	$130,710	$32,433	$40,277	$897	$—	$98,239	$302,556

No impairment loss was recognized during 2003 pursuant to the Company’s analysis of its Goodwill and Other Intangible Assets.  An impairment loss of $55.8 million, pre-tax, was recognized in 2002 which reflects the transitional impact from the Company’s adoption of SFAS 142.  The reported change in accounting principle for this impairment was net of income taxes.  SFAS 142 does not permit retroactive application of the change in accounting for goodwill and other intangible assets.  However, prior year net income, adjusted to exclude goodwill amortization, is as follows:

Goodwill and Other Intangible Assets - Adoption of Statement 142

In thousands	For the Year Ended December 31
(except per share amounts)	2003	2002	2001
Reported net income	$88,920	$28,625	$24,841
Add: Goodwill amortization	—	—	8,393
Adjusted net income	$88,920	$28,625	$33,234
Basic earnings per share:
Reported net income	$2.90	$0.94	$0.82
Goodwill amortization	—	—	0.28
Adjusted net income	$2.90	$0.94	$1.10
Diluted earnings per share
Reported net income	$2.88	$0.94	$0.82
Goodwill amortization	—	—	0.28
Adjusted net income	$2.88	$0.94	$1.10

The Company’s other intangible assets as of December 31, 2003, are as follows:

In thousands	Acquired Cost	Accumulated Amortization	Net Book Value
Assets subject to amortization
Patents	$9,095	$(7,302)	$1,793
Software licenses	1,800	(600)	1,200
Tradenames	1,500	(700)	800
Other	10,390	(10,302)	88
Assets not subject to amortization
Trademarks	4,000	—	4,000
	$26,785	$(18,904)	$7,881

The Company’s other intangible assets as of December 31, 2002, were as follows:

In thousands	Acquired Cost	Accumulated Amortization	Net Book Value
Assets subject to amortization
Patents	$9,455	$(7,249)	$2,206
Software license	1,800	(343)	1,457
Tradename	1,500	(400)	1,100
Other	10,990	(10,826)	164
Assets not subject to amortization
Trademark	4,000	—	4,000
	$27,745	$(18,818)	$8,927

Estimated amortization expense over the next five years is as follows: $0.9 million in 2004, $0.9 million in 2005, $0.7 million in 2006, $0.5 million in 2007, and $0.4 million in 2008.

Note 6 - Investments and Advances to Affiliates

Investments and advances to unconsolidated affiliates are as follows:

In thousands	Ownership	2003	2002
Icopal A/S	25%	$66,896	$61,513
Other investments	27-60%	13,061	12,607
Investments and advances to affiliates		$79,957	$74,120

Combined unaudited summarized financial information for the Company’s unconsolidated affiliates is as follows:

In thousands	2003	2002
Income Statement Information
Net sales	$739,139	$637,110
Pre-tax earnings	23,860	26,115
Net earnings	15,883	17,376
Balance Sheet Information
Current assets	$426,188	$299,877
Non-current assets	832,956	722,844
Current liabilities	546,620	252,399
Non-current liabilities	222,335	318,364
Equity	490,188	451,958

Note 7 – Borrowings

Short-term credit lines and long-term debt includes:

In thousands	2003	2002
6.70% senior notes due 2008	$100,000	$100,000
7.25% senior notes due 2007, includes fair value adjustment of $6,534 and $8,303 respectively (see Note 8)	156,534	158,303
Revolving credit lines	—	33,000
Industrial development and revenue bonds through 2018	26,835	25,385
Other, including capital lease obligations	18,717	16,624
Short-term credit lines	—	12,850
	$302,086	$346,162
Less current maturities and short term credit lines	(7,505)	(53,038)
Long-term debt	$294,581	$293,124

In June 2003, the Company’s revolving credit facilities that provided for borrowings of up to $375 million were replaced with a $250 million three-year syndicated revolving credit facility (“2003 Facility”).  The 2003 Facility provides for interest at the Euro-Dollar rate plus a margin of 0.375% to 1.7%.  The specific rate of the 2003 Facility is based on the Company’s long-term debt rating as determined by certain rating agencies and the amount of outstanding borrowings.  The one-month Euro-Dollar rate was 1.0% at December 31, 2003.  The 2003 Facility was fully available at December 31, 2003.

The Company also maintains with various financial institutions $35 million in committed lines of credit and a $55 million uncommitted line of credit.  As of December 31, 2003, $90 million was available under these lines.  At December 31, 2003, $58 million was available under the Company’s $125 million receivables facility.  At December 31, 2003, letters of credit amounting to $38 million were outstanding primarily to provide security under insurance arrangements and certain borrowings.

Under the Company’s various debt and credit facilities, the Company is required to meet various restrictive covenants and limitations, including certain net worth and cash flow ratios, all of which were complied with in 2003 and 2002.

The industrial development and revenue bonds are collateralized by letters of credit, Company guarantees and/or by the facilities and equipment acquired through the proceeds of the related bond issuances. The weighted average interest rates on the revenue bonds for 2003 and 2002 were 1.77% and 1.94%, respectively. The Company estimates the fair value of its industrial development and revenue bonds approximates their carrying value.

Other borrowings for 2003 and 2002 include capital lease obligations of $9.2 million and $7.7 million, respectively for the funding of production facility expansions.  Interest rates on these borrowings ranged from 1.93% to 7.58% in 2003.

Cash payments for interest were $18.7 million in 2003, $21.8 million in 2002, and $30.5 million in 2001.  Interest expense, net is shown net of interest income of $3.1 million in 2003, $3.5 million in 2002, and $3.7 million in 2001.

The aggregate amount of short-term and long-term debt maturing in each of the next five years is approximately $7.5 million in 2004, $1.1 million in 2005, $0.6 million in 2006, $150.3 million in 2007, $113.1 million in 2008, and $23.0 million thereafter.

The fair value of the Company’s senior notes is based on current year yield rates plus the Company’s estimated credit spread available for financings with similar terms and maturities. As of December 31, 2003, the fair value of the Company’s 6.70% senior notes is approximately $104.8 million.  The fair value of the Company’s 7.25% senior notes is approximately $162.8 million at December 31, 2003.

Note 8 - Derivative Financial Instruments

On April 11, 2003, the Company executed $75 million notional amount interest rate swaps, which have been designated as fair value hedges.  The purpose of these contracts is to hedge the market risk associated with the Company’s fixed rate debt.  These fair value hedges have been deemed effective at the origination date and at December 31, 2003.  The valuation of these contracts at December 31, 2003 resulted in an asset of $0.3 million, included in non-current receivables on the Company’s Consolidated Balance Sheet, and a corresponding increase in the fair value of the Company’s 7.25% senior notes, reflected in long-term debt.

In December 2001, the Company entered into a $150.0 million notional amount interest rate swap, which was designated as a fair value hedge, to hedge a portion of the exposure associated with its fixed rate debt.  This fair value hedge was deemed effective at the origination date. On July 16, 2002, the Company terminated $50.0 million notional amount of this fair value hedge resulting in a gain of $1.6 million, which is amortized to reduce interest expense until January 2007, the original termination date of the swap. On September 19, 2002, the Company terminated the remaining $100.0 million notional amount on the fair value hedge resulting in a gain of $7.3 million, which is amortized to reduce interest expense until January 2007. At December 31, 2003, the Company had a remaining unamortized gain of $6.2 million reflected in long-term debt.

Also in December 2001, the Company entered into a $150.0 million notional amount interest rate swap, designated as a cash flow hedge, to hedge the cash flows for a portion of its variable rate debt.  The cash flow hedge was deemed effective at the origination.  On July 16, 2002, the cash flow hedge was terminated, resulting in a loss of $1.6 million, which was amortized to interest expense until June 2003, the original termination date of the swap.

The Company has also executed certain currency hedges with a total notional amount of $13.6 million.  These currency contracts serve to hedge the Company’s cash flow risk associated with certain customer payment schedules.  The change in the fair value position of these hedge contracts as of December 31, 2003 was not material.

Note 9 – Acquisitions

On May 30, 2003, the Company acquired Flo-Pac Corporation for approximately $32.0 million.  Flo-Pac is a manufacturer of brooms, brushes, rotary brushes and cleaning tools for the sanitary maintenance industry.  The operating results for this business since the acquisition date are included in the General Industry segment.  The Company has preliminarily allocated the purchase price among the acquired assets and liabilities assumed; however, the Company is in the process of fully evaluating these assets and as a result, the purchase price allocation may change.  This allocation did not have a material impact on any major asset or liability captions presented on the Company’s Consolidated Balance Sheet.

On October 3, 2002, the Company acquired the MiraDri division of Nicolon Corporation for approximately $26.2 million. MiraDri provides waterproofing solutions for commercial and residential roofing applications.  The operating results for this business since the acquisition date are included in the Construction Materials segment.  The Company has completed the allocation of the purchase price among the acquired assets and assumed liabilities, resulting in goodwill of $17.4 million.  The impact on other major asset and liability captions presented on the Company’s Consolidated Balance Sheet was not material.

On February 25, 2002, the Company purchased the remaining minority interest in an unconsolidated investment.  Results of operations for this business, which have been included in the Construction Materials segment, did not have a material effect on the results of this segment or on the Company’s consolidated results.

The Company acquired the Dayco Industrial Power Transmission business of Mark IV Industries on August 17, 2001, for $138.6 million and accounted for this acquisition under the purchase method.  As part of the Industrial Components segment, this unit’s results of operations from August 17, 2001, have been included in the accompanying statements of earnings.  If this unit had been included in the annual results of 2001 operations, the unaudited pro-forma results for the Company would have reported Net sales of $1,971 million, Net earnings of $33 million and diluted earnings per share of $1.07.

The Company also completed other acquisitions within the last three years, all of which have been accounted for under the purchase method of accounting.  Results of operations for these acquisitions, which have been included in the consolidated financial statements since their respective acquisition dates, did not have a material effect on consolidated operating results of the Company in the years of the acquisitions.

Note 10 - Shareholders’ Equity

The Company has a Shareholders’ Rights Agreement that is designed to protect shareholder investment values.  A dividend distribution of one Preferred Stock Purchase Right (the “Rights”) for each outstanding share of the Company’s common stock was declared, payable to shareholders of record on March 3, 1989.  The Rights are attached to the issued and outstanding shares of the Company’s common stock and will become exercisable under certain circumstances, including the acquisition of 25% of the Company’s common stock, or 40% of the voting power, in which case all rights holders except the acquirer may purchase the Company’s common stock at a 50% discount.

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

Note 11 - Employee and Non-Employee Stock Options & Incentive Plan

The Company maintains an Executive Incentive Program (the “Program”) for executives and certain other employees of the Company and its operating divisions and subsidiaries.  The Program contains a plan, for those who are eligible, to receive cash bonuses and/or shares of restricted stock.  The Program also has a stock option plan available to certain employees.  The Company also maintains a stock option plan for its non-employee directors. Options issued under both these plans vest one-third upon grant, one-third on the first anniversary of grant and the remaining one-third on the second anniversary of grant.

Under the Company’s restricted stock plan, shares are released to the recipient after a period of three years.  At December 31, 2003, under the Company’s restricted stock plan, 46,564 non-vested shares were outstanding and 2,105,005 shares were available for issuance.

The activity under the stock option plan is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2000	1,567,010	$29.20
Options granted	178,500	38.91
Options exercised	(388,958)	16.57
Options cancelled	(20,000)	35.19
Outstanding at December 31, 2001	1,336,552	$34.30
Options granted	185,500	37.85
Options exercised	(304,531)	21.28
Options cancelled	(19,000)	43.97
Outstanding at December 31, 2002	1,198,521	$37.77
Options granted	189,500	40.06
Options exercised	(266,619)	21.28
Options cancelled	(77,932)	38.45

Outstanding at December 31, 2003	1,043,470	$38.36

Available for grant at December 31, 2003	752,714

The following tables summarize information about stock options outstanding as of December 31, 2003:

Range of Exercise Prices	Number Outstanding at 12/31/03	Weighted Average Remaining Years	Weighted Average Exercise Price
$12.32-17.25	800	0.8	$16.25
19.88-29.50	150,332	3.0	28.83
32.75-48.38	892,338	6.7	39.98
	1,043,470

Exercisable Options:

Range of Exercise Prices	Number Exercisable at 12/31/03	Weighted Average Exercise Price
$12.32-17.25	800	$16.25
19.88-29.50	150,332	28.83
32.75-48.38	634,282	39.63
	785,414

At December 31, 2002, 1,017,466 options were exercisable at a weighted average price of $38.43.

Note 12 - Other Comprehensive Income (Loss)

The tables below present the pre-tax, tax and after-tax components of other comprehensive income (loss) for the three-year period ended December 31, 2003:

In thousands	Pre-Tax Amount	Tax Expense (Benefit)	After-Tax Amount

Year Ended December 31, 2001
Minimum pension liability	$(4,863)	$(1,678)	$(3,185)
Foreign currency translation	(1,891)	—	(1,891)
Loss on hedging activities	(253)	(87)	(166)
Other Comprehensive Loss	$(7,007)	$(1,765)	$(5,242)

Year Ended December 31, 2002
Minimum pension liability	$(7,388)	$(2,549)	$(4,839)
Foreign currency translation	5,845	489	5,356
Loss on hedging activities	(522)	(180)	(342)
Other Comprehensive Income (Loss)	$(2,065)	$(2,240)	$175

Year Ended December 31, 2003
Minimum pension liability	$(13,942)	$(4,941)	$(9,001)
Foreign currency translation	9,106	840	8,266
Gain on hedging activities	893	341	552
Other Comprehensive Loss	$(3,943)	$(3,760)	$(183)

The accumulated balances for each classification of comprehensive income (loss) are as follows:

In thousands	Foreign Currency Items	Minimum Pension Liability	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2001	$(6,514)	$(3,186)	$(166)	$(9,866)
Net current period change	5,356	(4,839)	(850)	(333)
Reclassification adjustments for gains (losses) reclassified into earnings	—	—	508	508
Balance at December 31, 2002	(1,158)	(8,025)	(508)	(9,691)
Net current period change	9,953	(9,001)	44	996
Reclassification adjustments for gains (losses) reclassified into earnings	(1,687)	—	508	(1,179)
Balance at December 31, 2003	$7,108	$(17,026)	$44	$(9,874)

Note 13 - Retirement Plans

The Company maintains defined benefit retirement plans for the majority of its employees.  Benefits are based primarily on years of service and earnings of the employee.  The plans’ weighted-average asset allocation at December 31, 2003 and 2002, by asset category was as follows:

	2003	2002
U.S. equity securities	51%	30%
International equity securities	16%	10%
Fixed-income securities	33%	60%
Plan Assets at end of year	100%	100%

Carlisle employs a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk.  From time to time, the Company will target an asset allocation to enhance total return.  During 2003, the Company established a target allocation of 65% equity securities and 35% fixed income securities.  Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition.  The investment portfolio contains a diversified blend of equity and fixed-income investments.  Equity investments are diversified across U.S. and international stocks, as well as growth, value, and large and small capitalizations.  Investment risk is measured and monitored on an ongoing basis through periodic investment portfolio reviews, annual liability measures and periodic asset/liability studies.

The change in projected benefit obligation:

In thousands	2003	2002
Benefit obligation at beginning of year	$141,246	$133,212
Service cost	6,448	5,903
Interest cost	9,340	9,413
Amendments/obligations acquired	1,934	777
Curtailment (gain) loss	(1,058)	48
Actuarial loss	16,809	1,421
Benefits paid	(9,181)	(9,528)
Benefit obligation at end of year	$165,538	$141,246

The change in plan assets:

In thousands	2003	2002
Fair value of plan assets at beginning of year	$96,329	$105,545
Actual return on plan assets	12,919	(1,667)
Company contributions	4,818	1,979
Acquisitions	944	—
Benefits paid	(9,181)	(9,528)
Fair value of plan assets at end of year	$105,829	$96,329

Reconciliation of the accrued benefit cost recognized in the financial statements:

In thousands	2003	2002
Funded status	$(59,709)	$(44,917)
Unrecognized net actuarial loss	36,818	23,954
Unrecognized prior service cost	(2,446)	(2,390)
Unrecognized transition asset	—	(190)
Company contributions	108	70
Accrued benefit cost	$(25,229)	$(23,473)

The Company includes accrued pension costs in other liabilities on the Company’s Consolidated Balance Sheet.

The accumulated benefit obligation for all defined benefit pension plans was $160.0 million and $131.3 million at December 31, 2003 and 2002, respectively.  Carlisle expects to contribute $8.1 million to $14.1 million to its pension plans during 2004 with the actual contribution contingent on the outcome of congressional pension funding relief.

Components of net periodic benefit cost for years ended December 31:

In thousands	2003	2002	2001
Service cost	$6,448	$5,903	$5,041
Interest cost	9,340	9,413	8,188
Expected return on plan assets	(10,177)	(10,747)	(9,775)
Curtailment expense	271	811	—
Net amortization and deferral	(259)	(446)	(907)
Net periodic benefit cost	$5,623	$4,934	$2,547

The curtailment charge of $0.3 million in 2003 was due primarily to the Company’s closure of its Carlisle Engineered Products’ Erie-Bundy Park, Pennsylvania plant which was part of the Automotive Components segment.  The 2002 curtailment charge of $0.8 million resulted from the Company’s closure of its Motion Control Ridgway, Pennsylvania plant which was part of the Specialty Products segment.

Assumptions for benefit obligations at December 31:

	2003	2002
Discount rate	6.10%	6.75%
Rate of compensation increase	3.50%	3.50%

Assumptions for net period benefit cost for years ended December 31:

	2003	2002	2001
Discount rate	6.75%	7.25%	7.75%
Rate of compensation increase	3.50%	4.00%	4.50%
Expected long-term return on plan assets	8.75%	9.00%	9.25%

The Company considers several factors in determining the long-term rate of return for plan assets. Current market factors such as inflation and interest rates are evaluated and consideration is given to the diversification and rebalancing of the portfolio.  The Company also looks to peer data and historical returns for reasonability and appropriateness.

The 2003 and 2002 pension plan disclosures were determined using a September 30 measurement date.  The Company recognized an intangible asset of $2.6 million and $3.1 million as of December 31, 2003 and 2002, respectively, primarily for unamortized prior service costs, which is recorded in other assets.  The increase in the minimum liability included in other comprehensive income, pre-tax, for 2003, 2002 and 2001 was $13.9 million, $7.4 million and $4.9 million, respectively.

Additionally, the Company maintains retirement savings plans covering a significant portion of its employees.  Expenses for these plans were approximately $7.9 million in 2003, $7.2 million in 2002 and $6.8 million in 2001.  The Company also sponsors an employee stock ownership plan (“ESOP”) as part of one of its existing savings plans.  Costs for the ESOP are included in the previously stated expenses.  The ESOP is available to eligible domestic employees and represents a match in Carlisle Companies Incorporated common stock of contributions made by plan participants to the savings plan up to a maximum of 4.00% of a participant’s eligible compensation.  Participants are not allowed to direct their contributions to the savings plan to investment in the Company’s common stock.  A breakdown of shares held by the ESOP at December 31 is as follows:

	2003	2002	2001
Shares held by the ESOP	1,657,198	1,777,878	1,826,740

The Company also has a limited number of unfunded post-retirement benefit programs.  Carlisle’s liability for post-retirement medical benefits is limited to a maximum obligation; therefore, the Company’s liability is not materially affected by an assumed health care cost trend rate.  Company contributions equaled benefits paid under the programs.

The Company’s 2003 and 2002 disclosures for its post-retirement benefit programs is determined based on a September 30 measurement date.

The change in post-retirement medical projected benefit obligation:

In thousands	2003	2002
Benefit obligation at beginning of year	$13,219	$13,701
Service cost	87	4
Interest cost	834	763
Participant contributions	622	266
Actuarial loss	2,566	291
Benefits paid	(2,430)	(1,806)
Curtailment gain	(1,988)	—
Benefit obligation at end of year	$12,910	$13,219

Reconciliation of the post-retirement medical accrued benefit cost recognized in the financial statements:

In thousands	2003	2002
Funded status	$(12,910)	$(13,219)
Unrecognized net actuarial loss	2,395	358
Unrecognized transition obligation	1,987	2,207
Contributions	444	385
Accrued benefit cost	$(8,084)	$(10,269)

The Company includes accrued benefit costs for its post-retirement program in other liabilities on the Company’s Consolidated Balance Sheet.

Company contributions in 2004 are estimated to be consistent with contributions made in 2003.

Carlisle’s post-retirement benefit obligations were determined using an assumed discount rate of 6.10%, and 6.75% for years ended December 31, 2003 and 2002, respectively.

Components of net periodic benefit cost for years ended December 31:

In Thousands	2003	2002
Service cost	$87	$4
Interest cost	834	763
Curtailment gain	(1,538)	—
Net amortization and deferral	268	247
Net periodic benefit cost	$(349)	$1,014

The curtailment gain of $1.5 million in 2003 was due primarily to the Company’s closure of its Carlisle Engineered Products’ Erie-Bundy Park, Pennsylvania plant which was part of the Automotive Components segment.

The Company’s post-retirement medical benefit cost for 2003, 2002 and 2001 was determined using an assumed discount rate of 6.75%, 7.25% and 7.75%, respectively.

Note 14 - Income Taxes

The provision for income taxes is as follows:

In thousands	2003	2002	2001
Current expense (income)
Federal	$31,434	$16,027	$(4,042)
State, local and other	2,625	4,372	(338)
	$34,059	$20,399	$(4,380)
Deferred expense (income)
Federal	$7,894	$8,741	$16,118
State, local and other	860	(3,090)	1,346
	$8,754	$5,651	$17,464
Total provision	$42,813	$26,050	$13,084

The 2002 tax provision includes the tax benefit of $12,072 on the impairment of goodwill.

Deferred tax assets (liabilities) are comprised of the following at December 31:

In thousands	2003	2002
Extended warranty	$17,640	$17,116
Inventory reserves	2,066	2,177
Doubtful receivables	2,400	2,732
Employee benefits	27,557	18,011
Other, net	3,335	5,215
Gross deferred assets	$52,998	$45,251
Depreciation	(53,741)	(42,175)
Amortization	(6,070)	990
Gross deferred liabilities	$(59,811)	$(41,185)
Net deferred tax (liabilities) assets	$(6,813)	$4,066

In assessing whether deferred tax assets are realizable, the Company considers if it is more likely than not that they will be realized.  Realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  The Company has not recognized deferred tax benefits on certain state and foreign tax attributes in the amount of $0.3 million as realization of these benefits is uncertain. Based on historical levels of taxable income and projections of future taxable income over the periods in which deferred tax assets are deductible, the Company believes it is more likely than not the benefits of the remaining deductible differences will be realized.

A reconciliation of taxes computed at the statutory rate to the tax provision is as follows:

In thousands	2003	2002	2001
Federal income taxes at statutory rate	$46,106	$19,137	$13,274
Benefit for export sales	(1,750)	(1,613)	(1,111)
State and local taxes, net of federal income tax benefit	2,290	2,611	912
Rate difference on foreign earnings	(695)	(1,675)	116
Tax effect of goodwill impairment	—	7,467	—
Settlement of IRS audit	(3,777)	—	—
Other, net	639	123	(107)
	$42,813	$26,050	$13,084
Effective income tax rate	32.5%	47.6%	34.5%

The 2002 tax provision includes the tax benefit of $12,072 on the impairment of goodwill.

Cash payments for income taxes were $20.1 million, $12.7 million and $12.4 million in 2003, 2002 and 2001, respectively.

The Company’s income before tax from US and non-US operations amounted to $129.6 million and $2.1 million, respectively, for the year ended December 31, 2003; $95.5 million and $15 million for 2002 and $34.3 million and $3.6 million for 2001.  The Company has not provided US tax on cumulative undistributed earnings of non-US consolidated subsidiaries where such earnings are considered indefinitely reinvested.  The Company has fully provided US tax on cumulative undistributed earnings of non-consolidated foreign subsidiaries, where such earnings are not considered indefinitely reinvested.  Below is a chart of unrepatriated earnings for the most current two years.

In millions	2003	2002
Indefinitely Reinvested	$51.3	$46.7
Not Indefinitely Reinvested	12.8	9.5
Total	$64.1	$56.2

The amount of undistributed foreign earnings was $42.4 million in 2001.

Note 15 - Commitments and Contingencies

The Company is obligated under various noncancelable operating leases for certain facilities and equipment.  Rent expense was $12.7 million, $17.4 million and $15.4 million in 2003, 2002 and 2001, respectively.  Future minimum payments under its various noncancelable operating leases in each of the next five years are approximately $12.4 million in 2004, $10.7 million in 2005, $9.4 million in 2006, $6.9 million in 2007, $5.2 million in 2008 and $14.7 million thereafter.

The Company has financial guarantee lines totaling $27.7 million in place for certain of its operations in Asia and Europe to facilitate working capital needs, customer performance and payment and warranty obligations.  At December 31, 2003, the Company had issued guarantees of $13.7 million, of which $11.1 million represents amounts recorded in current liabilities.  The fair value of these guarantees is estimated to equal the amount of the guarantees at December 31, 2003.

The following table presents the change in the Company’s aggregate product warranty liabilities:

In thousands	2003	2002
Beginning reserve	$9,045	$8,117
Current year provision	13,662	14,020
Current year claims	(13,465)	(13,092)
Ending reserve	$9,242	$9,045

The Company has entered into long-term purchase agreements for certain key raw materials expiring December 31, 2004.  Commitments are variable based on changes in commodity price indices.  Based on pricing in effect at December 31, 2003, commitments under these agreements total approximately $12.4 million.

The Company maintains self-retained liabilities for worker’s compensation, medical and dental, general liability, property and product liability claims up to applicable retention limits.  The Company is insured for losses in excess of these limits.

The Company may be involved in various legal actions from time to time arising in the normal course of business. In the opinion of management, the ultimate outcome of such litigation will not have a material adverse effect on the consolidated financial position of the Company, but may have a material impact on the Company’s results of operations for a particular period.

Note 16 – Exit and Disposal Activities

In 2003, the Company recorded plant closure and severance costs in the amount of $8.9 million ($6.0 million after-tax or $0.19 per diluted share) related to certain plant and office closures in the Industrial Components, Automotive Components, Specialty Products, and General Industry segments.  Of this amount, $4.4 million related to the payment of non-recurring termination benefits.  The remaining $4.5 million related to costs associated with exiting the facilities including the write-off of fixed assets.  These charges impacted cost of goods sold by $5.9 million, selling and administrative expenses by $1.6 million and other expenses by $1.4 million.  There were no significant liabilities remaining on the Company’s Consolidated Balance Sheet as a result of these activities as of December 31, 2003.

In 2002 Carlisle incurred plant closure and severance expense of $6.9 million ($4.5 million after-tax, or $0.15 per diluted share related to plant closures within the Specialty Products and General Industry segments.  Most of the expense related to the write-off of inventory and fixed assets, and equipment relocation. These charges impacted cost of goods sold by $3.8 million, selling and administrative expenses by $0.8 million and other expenses by $2.3 million. There were no remaining liabilities associated with these activities as of December 31, 2002.

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

Note 17 - Divestiture of Business

On December 30, 2002, the Company sold the European operations of its Carlisle Power Transmission business.  These operations contributed $33.3 million in net sales to the Industrial Components segment.  As a result of this transaction, the Company recognized a pre-tax loss of $0.8 million, which is included in Other income and expense, net. Carlisle Power Transmission and the buyer of this business will manufacture and supply various products to each other on an ongoing basis.

On December 31, 2001, the Company sold its remaining interest in its leasing joint venture.  As a result, the Company recognized a pre-tax gain of $5.2 million, which is included in Other income and expense, net.

Note 18 - Fair Value of Financial Instruments

The Company estimates that the carrying amounts of its cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximates fair value due to their short maturity.

Note 19 - Segment Information

The Company’s reportable segments have been organized around differences in products and services, and operating segments have been aggregated.  The accounting policies of the segments are the same as those described in the summary of accounting policies.  The chief operating decision maker evaluates segment performance by earnings before interest and income taxes.  The Company’s operations are reported in the following segments:

Industrial Components—the principal products of this segment are bias-ply, non-automotive rubber tires, stamped and roll-formed wheels, transmission belts and accessories.  Customers include golf cart manufacturers and power equipment manufacturers and boat and utility trailer manufacturers.

Construction Materials—the principal products of this segment are rubber (EPDM) and thermoplastic polyolefin (TPO) roofing membranes and FleeceBACKTM sheeting used predominantly on non-residential flat roofs, related roofing accessories, including flashings, fasteners, sealing tapes, coatings and waterproofings and insulation products.  The markets served include new construction, re-roofing and maintenance of low-sloped roofs, water containment, HVAC sealants, and coatings and waterproofings.

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

Transportation Products—the principal products of this segment are specialty trailers, standard and custom-built high payload trailers and dump bodies and stainless steel trailers.  Customers include heavy equipment and truck dealers and commercial haulers.

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

Geographic Area Information—sales are attributable to the United States and to all foreign countries based on the country in which subsidiaries are domiciled.  Sales by country for the years ended December 31 are as follows (in thousands):

Country	2003	2002	2001
United States	$1,857,785	$1,718,630	$1,653,093
Canada	67,866	62,924	55,831
China	40,637	33,345	5,309
Mexico	39,072	27,298	40,670
United Kingdom	36,712	42,910	39,185
All Other	66,092	86,173	55,389
Net Sales	$2,108,164	$1,971,280	$1,849,477

Note: In prior years’ presentation, sales were attributed to the United States and to all foreign countries based on customer location.

Long-lived assets, comprised of net property, plant and equipment, goodwill and other intangible assets, investments and other long-term assets, located in foreign countries are as follows (in thousands):

Country	2003	2002
Denmark*	$70,144	$63,369
China	28,908	27,925
United Kingdom	23,894	21,400
Netherlands	21,835	21,866
Mexico	7,034	5,605
Canada	5,217	3,965
All Other	6,408	6,599
Total	$163,440	$150,729

* Includes investment in and advances to the Company’s European roofing joint venture

Financial information for operations by reportable business segment is included in the following summary:

Segment Financial Data

In thousands	Sales	Earnings Before Interest and Income Taxes	Assets	Depreciation and Amortization	Capital Spending
2003
Industrial Components	$631,209	$58,111	$458,265	$20,338	$16,150
Construction Materials	579,369	77,171	292,419	9,452	8,432
Automotive Components	209,062	4,208	128,391	8,142	2,010
Specialty Products	129,055	4,240	76,688	5,744	1,877
Transportation Products	121,378	5,687	50,459	2,360	1,731
General Industry (All other)	438,091	16,477	342,166	12,866	11,705
Corporate	—	(19,700)	88,521	1,464	336
	$2,108,164	$146,194	$1,436,909	$60,366	$42,241
2002
Industrial Components	$621,569	$54,241	$444,303	$19,051	$10,892
Construction Materials	488,047	66,404	253,951	8,217	6,593
Automotive Components	235,822	12,454	116,201	8,051	4,725
Specialty Products	121,922	(1,821)	84,237	6,017	5,169
Transportation Products	119,566	5,962	51,538	2,513	2,081
General Industry (All other)	384,354	11,230	306,227	11,772	8,176
Corporate	—	(20,819)	72,330	1,373	1,700
	$1,971,280	$127,651	$1,328,787	$56,994	$39,336
2001
Industrial Components	$476,310	$29,214	$490,695	$16,054	$18,049
Construction Materials	464,932	60,159	209,942	8,415	17,273
Automotive Components	251,963	10,526	141,355	10,193	3,620
Specialty Products	128,902	4,559	90,696	6,625	10,581
Transportation Products	120,284	1,633	68,315	3,460	1,601
General Industry (All other)	407,086	11,381	355,788	17,691	11,131
Corporate	—	(50,427)	58,933	1,522	3,691
	$1,849,477	$67,045	$1,415,724	$63,960	$65,946

Beginning in the first quarter of 2003, the Company’s custom molder of thermoset plastic components operation was included in the Specialty Products segment to reflect a change in reporting responsibility and the realignment of manufacturing processes.  This operation was previously included in the General Industry (All Other) segment.  Prior years’ information has been revised to reflect this change.

As discussed in Note 1 under the heading “Reclassifications”, the Company has reclassified cash in transit to Accounts payable for the periods ended December 31, 2002 and 2001.  The table presented above reflects these reclassifications by segment.

Quarterly Financial Data

Unaudited

In thousands except per share data

	First	Second	Third	Fourth	Year
2003
Net sales	$475,688	554,413	549,524	528,539	$2,108,164
Gross profit	$90,168	101,060	96,073	88,209	$375,510
Operating expenses	$56,746	58,505	59,437	59,341	$234,029
Net Income	$17,093	28,560	24,531	18,736	$88,920
Basic earnings per share	$0.56	0.93	0.80	0.61	$2.90
Diluted earnings per share	$0.56	0.93	0.80	0.59	$2.88

Dividends per share	$0.215	0.215	0.220	0.220	$0.87
Stock price:
High	$44.19	46.37	46.34	61.67
Low	$38.69	39.75	41.88	43.57

2002
Net sales	$455,101	552,283	499,972	463,924	$1,971,280
Gross profit	$83,381	101,272	91,949	82,873	$359,475
Operating expenses	$57,004	58,867	58,647	57,213	$231,731
Income before cumulative effect of change in accounting principle	$12,831	24,741	19,940	14,866	$72,378
Basic earnings per share	$0.42	0.81	0.65	0.49	$2.38
Diluted earnings per share	$0.42	0.81	0.65	0.49	$2.37

Net Income	$(30,922)	24,741	19,940	14,866	$28,625
Basic earnings per share	$(1.02)	0.81	0.65	0.49	$0.94
Diluted earnings per share	$(1.02)	0.81	0.65	0.49	$0.94

Dividends per share	$0.210	0.210	0.215	0.215	$0.85
Stock price:
High	$43.95	45.65	47.23	43.45
Low	$33.60	34.75	35.55	32.36

Note: the sum of the quarterly per share amounts may not agree to the respective annual amounts due to rounding.

Independent Auditors’ Report

The Board of Directors

Carlisle Companies Incorporated

We have audited the accompanying consolidated balance sheets of Carlisle Companies Incorporated and subsidiaries as of December 31, 2003 and 2002, and the related statements of earnings, shareholders’ equity and other comprehensive income, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of Carlisle Companies Incorporated and subsidiaries as of December 31, 2001 and for year ended December 31, 2001, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated January 31, 2002, before the revisions described in Note 1 to the Consolidated Financial Statements in “Summary of Accounting Policies” under “Reclassifications” and Note 19 to the Consolidated Financial Statements in “Segment Information.”

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carlisle Companies Incorporated and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the Consolidated Financial Statements in “Summary of Accounting Policies” under “Patents, Goodwill and Other Intangible Assets,” effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which resulted in a change in the Company’s method of accounting for goodwill and other intangible assets.

As discussed above, the consolidated financial statements of Carlisle Companies Incorporated and subsidiaries as of December 31, 2001 and for the year ended December 31, 2001, were audited by other auditors who have ceased operations. As described in Note 1 to the Consolidated Financial Statements in “Summary of Accounting Policies” under “Patents, Goodwill and Other Intangible Assets,” these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which was adopted by the Company as of January 1, 2002. As described in Note 1 to the Consolidated Financial Statements in “Summary of Accounting Policies” under “Reclassifications,” these consolidated financial statements have been revised to reflect certain reclassifications to conform to the 2003 presentation.  As described in Note 19, the Company changed the composition of its reportable segments in 2003, and the amounts in the 2001 financial statements relating to reportable segments have been restated to conform to the 2003 composition of reportable segments.  We audited the adjustments that were applied to revise the 2001 consolidated financial statements. In our opinion, such adjustments and disclosures for 2001 are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of Carlisle Companies Incorporated and subsidiaries other than with respect to such adjustments and disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

/s/ KPMG LLP
Charlotte, North Carolina
February 3, 2004

Report of Independent Public Accountants

To Carlisle Companies Incorporated:

We have audited the accompanying consolidated balance sheets of Carlisle Companies Incorporated (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of earnings and shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ Arthur Andersen LLP

New York, New York

January 31, 2002

The above audit report of Arthur Andersen LLP, the Company’s former independent public accountants, is a copy of the original report dated January 31, 2002 rendered by Arthur Andersen LLP on the Company’s consolidated financial statements included in the Company’s Form 10-K filed March 21, 2002, and has not been reissued by Arthur Andersen LLP since that date.  The Company is including this copy of the Arthur Andersen LLP audit report pursuant to Rule 2-02(e) of Regulation S-X under the Securities Act of 1933.

Item 9.  Changes in and disagreements with Accountants on Accounting and Financial Disclosure.

On May 1, 2002, the Board of Directors of the Company, as recommended by its Audit Committee, decided to no longer engage Arthur Andersen LLP (“Arthur Andersen”) as the Company’s independent public accountants and engaged KPMG LLP (“KPMG”) to serve as the Company’s independent public accountants.   KPMG has served as the Company’s auditors for the 2002 and 2003 fiscal years.

Arthur Andersen’s reports on the Company’s consolidated financial statements for the year ended 2001 did not contain as adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the year ended December 31, 2001 and through the date of the change in the Company’s independent public accountants, there were no disagreements with Arthur Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company’s consolidated financial statements for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

The Company provided Arthur Andersen with a copy of the foregoing disclosures.  Attached as Exhibit 16 to the Company’s Form 8-K, dated May 1, 2002, is a copy of Arthur Andersen’s letter, dated May 6, 2002, stating its agreement with such statements.

During the year ended December 31, 2001 and prior to the date the Company engaged KPMG, the Company did not consult with KPMG with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

Item 9A.  Controls and Procedures.

(a) Under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and acting chief financial officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation and as of December 31, 2003, the chief executive officer and acting chief financial officer concluded that the Company’s disclosure controls and procedures are effective.  Notwithstanding the foregoing, there can be no assurance that the Company’s disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

Name	Age	Positions With Company	Period of Service

Stephen P. Munn	61	Chairman of the Board	September, 1988 to date
		since January, 1994; and Chief
		Executive Officer from September,
		1988 to February, 2001.

Richmond D. McKinnish	54	Chief Executive Officer since	August, 1974 to date
		February, 2001; President, since
		March, 2000; and Executive Vice President
		from March, 1999 to March 2000

Kirk F. Vincent(1)	55	Vice President and Chief Financial	August, 2001 to
		Officer since August, 2001	November 13, 2003
		Formerly employed by J&L Specialty
		Steel, Inc., a stainless steel provider,
		as Executive Vice President – Finance
		& Administration and Chief Financial
		Officer from March, 1998 to August, 2001
		and Vice President – Finance and Law from
		December, 1991 to March, 1998.

Kevin G. Forster	50	President, Asia-Pacific since September	August, 1990 to date
		1997.

Steven J. Ford	44	Vice President, Secretary and General	July, 1995 to date
		Counsel since July, 1995.

The officers have been elected to serve at the pleasure of the Board of Directors of the Company.  There are no family relationships between any of the above officers, and there is no arrangement or understanding between any officer and any other person pursuant to which he was selected an officer.

Information required by Item 10 with respect to directors of the Company is incorporated by reference to the Company’s definitive proxy statement filed with the Securities and Exchange Commission on March 11, 2004.

The Company has adopted a Business Code of Ethics covering, among others, its principal executive officer, principal accounting officer, and controller.  The Business Code of Ethics is published on the Company’s website:  www.carlisle.com.  Any amendment to, or waiver of, any provision of the Business Code of Ethics effecting such senior officers will be disclosed on the Company’s website.

(1) Mr. Vincent resigned from the Company, effective November 13, 2003.

Item 11.  Executive Compensation.

Information required by Item 11 is incorporated by reference to the Company’s definitive proxy statement filed with the Securities and Exchange Commission on March 11, 2004.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Information required by Item 12 is incorporated by reference to the Company’s definitive proxy statement filed with the Securities and Exchange Commission on March 11, 2004.

Item 13.  Certain Relationships and Related Transactions.

Not applicable.

Item 14.  Principal Accountant Fees and Services.

Information required by Item 14 is incorporated by reference to the Company’s definitive proxy statement filed with the Securities and Exchange Commission on March 11, 2004.

Part IV

Item 15.                                                  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

Financial statements required by Item 8 are as follows:

Consolidated Statements of Earnings, years ended December 31, 2003, 2002 and 2001
Consolidated Statements of Shareholders’ Equity, years ended December 31, 2003, 2002 and 2001
Consolidated Balance Sheets, December 31, 2003 and 2002
Consolidated Statements of Cash Flows, years ended December 31, 2003, 2002 and 2001
Notes to Consolidated Financial Statements

Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts

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

(10.4)	Summary Plan Description of Carlisle Companies Incorporated Director Retirement Plan, effective November 6, 1991. (c)
(10.5)	Amendment to the Carlisle Companies Incorporated Director Retirement Plan.
(10.6)	Nonemployee Director Stock Option Plan (i)
(10.7)	Amended and Restated Non-Employee Director Stock Option Plan (j)
(10.8)	Carlisle Companies Incorporated Deferred Compensation Plan for Non-Employee Directors.
(12)	Ratio of Earnings to Fixed Charges.
(21)	Subsidiaries of the Registrant.
(23.1)	Consent of Independent Public Accountants.
(23.2)	Notice Regarding Consent of Arthur Andersen LLP.
(31.1)	Rule 13a-14(a)/15d-14(a) Certifications.
(31.2)	Rule 13a-14(a)/15d-14(a) Certifications.
(32)	Section 1350 Certification.

(a)	Filed as an Exhibit to the Company’s annual report on Form 10-K for the year ended December 31, 1988 and incorporated herein by reference.

(b)	Filed with the Company’s definitive proxy statement dated March 9, 1994 and incorporated herein by reference.

(c)	Filed as an Exhibit to the Company’s annual report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.

(d)	Filed as an Exhibit to the Company’s annual report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference.

(e)	Filed as an Exhibit to Form 8-A/A filed on August 9, 1996 and incorporated herein by reference.

(f)	Filed as an Exhibit to the Company’s annual report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

(g)	Filed as an Exhibit to the Company’s registration statement on Form S-3 (No. 333-16785) and incorporated herein by reference.

(h)	Filed with the Company’s definitive proxy statement dated March 9, 1998 and incorporated herein by reference.

(i)	Filed as an Exhibit to the Company’s annual report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

(j)	Filed as an Exhibit to the Company’s annual report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.

On October 15, 2003, the Company furnished to the Commission on Form 8-K the Company’s press release reporting earnings for the period ended September 30, 2003.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Carlisle Companies Incorporated

/s/	Philip C. Aldinger, Jr.

By:	Philip C. Aldinger, Jr., Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/	Richmond D. McKinnish	/s/ Donald G. Calder

Richmond D. McKinnish, President,		Donald G. Calder, Director
Chief Executive Officer and a
Director
(Principal Executive Officer)		/s/ Robin S. Callahan

Robin S. Callahan, Director

/s/	Philip C. Aldinger, Jr.

(Acting Principal Financial Officer and		/s/ Paul J. Choquette, Jr.
Acting Principal Accounting Officer)
Paul J. Choquette, Jr., Director

/s/	Stephen P. Munn
/s/ Peter L.A. Jamieson
Stephen P. Munn, Chairman of
the Board of Directors		Peter L.A. Jamieson, Director

/s/ Peter F. Krogh

Peter F. Krogh, Director

/s/ Anthony W. Ruggiero

Anthony W. Ruggiero, Director

/s/ Lawrence A. Sala

Lawrence A. Sala, Director

/s/ Eriberto R. Scocimara

Eriberto R. Scocimara, Director

March 11, 2004	/s/ Magalen C. Webert

Magalen C. Webert, Director

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

ALLOWANCE FOR DOUBTFUL ACCOUNTS

(Dollars in thousands)

	Column B	Column C Additions		Column D
Column A					Column E
	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts(1)
					Balance at End of Year
Fiscal Year				Deductions (2)

2001*	$5,688	$2,044	$1,272	$(1,945)	$7,059
2002*	$7,059	$4,039	$(182)	$(2,813)	$8,103
2003	$8,103	$2,384	$449	$(3,777)	$7,159

* Customer rebates previously included in allowance for doubtful accounts have been reclassified to accrued expenses

(1) Primarily relates to acquisitions and divestitures

(2) Accounts written off, net of recoveries

Report of Independent Public Accountants on Schedule II

Independent Auditors’ Report

The Board of Directors

Carlisle Companies Incorporated:

Under date of February 3, 2004, we reported on the consolidated balance sheets of Carlisle Companies Incorporated and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of earnings, shareholders’ equity and other comprehensive income, and cash flows for the years then ended, as contained in the annual report on Form 10-K for the year 2003. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related 2003 and 2002 consolidated financial statement schedule as listed in Item 15 of this Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audit. The consolidated financial statements and consolidated financial statement schedule of Carlisle Companies Incorporated and subsidiaries for the year ended December 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule in their reports dated January 31, 2002.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic 2003 and 2002 consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed above, the consolidated financial statements and consolidated financial statement schedule for the year ended December 31, 2001, were audited by other auditors who have ceased operations.  As described in Note 1 to the Consolidated Financial Statements in “Summary of Accounting Policies” under “Reclassifications,” the consolidated financial statement schedule has been revised to reflect certain reclassifications to conform to 2003 presentation.  We audited the adjustments that were applied to revise the 2001 consolidated financial statement schedule.  In our opinion, such adjustments and disclosures for 2001 are appropriate and have been properly applied.  However, we were not engaged to audit, review or apply any procedures to the 2001 consolidated financial statement schedule of Carlisle Companies Incorporated and subsidiaries other than with respect to such adjustments and disclosures, and accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statement schedule.

/s/ KPMG LLP
Charlotte, North Carolina
February 3, 2004

The following report is a copy of a report previously issued by Arthur Andersen LLP and it has not been reissued by Arthur Andersen LLP.  This report applies to Supplemental Schedule II – Valuation and Qualifying Accounts and Allowance for Doubtful Accounts for the year ended December 31, 2001.  Please note that the referenced schedule is listed in Item 15, and not Item 14 as described in the report.

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

/s/ Arthur Andersen LLP

New York, New York

January 31, 2002

CARLISLE COMPANIES INCORPORATED

COMMISSION FILE NUMBER 1-9278

FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2003

EXHIBIT LIST

(10.5)	Amendment to the Carlisle Companies Incorporated Director Retirement Plan

(10.8)	Carlisle Companies Incorporated Deferred Compensation Plan for Non-Employee Directors

(12)	Ratio of Earnings to Fixed Charges

(21)	Subsidiaries of the Registrant

(23.1)	Consent of Independent Public Accountants

(23.2)	Notice Regarding Consent of Arthur Andersen LLP

(31.1)	Rule 13a-14a/15d-14(a) Certifications

(31.2)	Rule 13a-14a/15d-14(a) Certifications

(32)	Section 1350 Certification