Form 10-Q
period 2004-03-31
CARLISLE COMPANIES INC
filed 2004-05-07
CIK 790051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

Yes ☒ No ☐

Shares of common stock outstanding at May 1, 2004: 31,083,442

Carlisle Companies Incorporated

Condensed Consolidated Statements of Earnings and Comprehensive Income
Three Months ended March 31, 2004 and 2003
(dollars in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31
	2004	2003
Net sales	$562,314	$475,688

Cost and expenses:
Cost of goods sold	457,962	385,520
Selling and administrative expenses	56,967	51,941
Research and development expenses	5,108	4,805
Other expense, net	3,522	3,088

Earnings before interest and income taxes	38,755	30,334
Interest expense, net	3,604	4,630

Earnings before income taxes	35,151	25,704
Income taxes	11,424	8,611

Net income	$23,727	$17,093

Other comprehensive income (loss)
Foreign currency translation, net of tax	(264)	1,254
(Loss) gain on hedging activities, net of tax	(202)	574

Other comprehensive (loss) income	(466)	1,828

Comprehensive income	$23,261	$18,921

Earnings per share - basic	$0.77	$0.56

Earnings per share - diluted	$0.76	$0.56

Weighted average common shares outstanding
Basic	30,971	30,608
Effect of dilutive stock options and restricted stock	297	97
Diluted	31,268	30,705

Dividends declared and paid per share	$0.220	$0.215

See accompanying notes to interim financial statements.

Carlisle Companies Incorporated

Condensed Consolidated Balance Sheets
March 31, 2004 and December 31, 2003
(Dollars in thousands)

	March 31 2004	December 31 2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$30,056	$26,848
Receivables, less allowances of $7,258 in 2004 and $7,159 in 2003	242,182	218,819
Inventories	282,142	263,275
Deferred income taxes	30,859	30,866
Prepaid expenses and other current assets	48,463	44,573
Total current assets	633,702	584,381

Property, plant and equipment, net	445,774	454,285
Other assets:
Goodwill, net	304,656	302,556
Patents and other intangible assets, net	7,952	7,881
Investments and advances to affiliates	75,471	79,957
Notes receivable and other assets	11,210	7,849
Total other assets	399,289	398,243
	$1,478,765	$1,436,909
Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt, including current maturities	$15,733	$7,505
Accounts payable	199,852	177,957
Deferred revenue	15,998	16,097
Accrued expenses	130,754	137,784
Total current liabilities	362,337	339,343

Long-term liabilities:
Long-term debt	293,374	294,581
Deferred revenue	66,271	65,929
Other long-term liabilities	105,532	105,126
Total long-term liabilities	465,177	465,036

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $1 par value. Authorized and unissued 5,000,000 shares
Common stock, $1 par value. Authorized 100,000,000 shares; 39,330,624 shares issued; 30,997,443 outstanding in 2004 and 30,991,870 outstanding in 2003	39,331	39,331
Additional paid-in capital	38,683	35,519
Accumulated other comprehensive loss	(10,340)	(9,874)
Retained earnings	700,416	683,516
Unearned compensation	(2,611)	(1,455)
Cost of shares in treasury - 8,270,951 shares in 2004 and 8,338,754 shares in 2003	(114,228)	(115,107)
Total shareholders’ equity	651,251	631,930
	$1,478,765	$1,436,909

See accompanying notes to interim financial statements.

Carlisle Companies Incorporated

Condensed Consolidated Statements of Cash Flows
Three Months ended March 31, 2004 and 2003
(Dollars in thousands)
(unaudited)

	March 31
	2004	2003
Operating activities
Net income	$23,727	$17,093
Reconciliation of net income to cash flows:
Depreciation	15,203	14,769
Amortization	353	489
Loss on equity investments	4,026	2,635
Deferred taxes	(707)	—
Gain on sales of investments, property and equipment, net	(373)	—
Changes in assets and liabilities, excluding effects of acquisitions and divestitures:
Current and long-term receivables	(50,494)	(37,342)
Receivables under securitization program	23,000	—
Inventories	(18,182)	(24,597)
Accounts payable and accrued expenses	6,706	3,603
Income taxes	4,362	10,068
Long-term liabilities	683	(2,691)
Other	(379)	580
Net cash provided by (used in) operating activities	7,925	(15,393)
Investing activities
Capital expenditures	(17,884)	(9,982)
Acquisitions, net of cash	(566)	(1,494)
Proceeds from sale of property, equipment and business	11,931	—
Other	(784)	1,322
Net cash used in investing activities	(7,303)	(10,154)
Financing activities
Net change in short-term borrowings and revolving credit lines	8,200	25,991
Reductions of long-term debt	(1,624)	(855)
Dividends	(6,827)	(6,560)
Treasury shares and stock options, net	2,890	979
Net cash provided by financing activities	2,639	19,555

Effect of exchange rate changes on cash	(53)	—
Change in cash and cash equivalents	3,208	(5,992)
Cash and cash equivalents
Beginning of period	26,848	34,768
End of period	$30,056	$28,776

See accompanying notes to interim financial statements.

Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2004 and 2003

(1)         Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Carlisle Companies Incorporated and its wholly-owned subsidiaries (together, the ‘‘Company”). Intercompany transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with Article 10-01 of Regulation S-X of the Securities and Exchange Commission and, as such, do not include all information required by generally accepted accounting principles for annual financial statements.  However, in the opinion of the Company, these financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial statements for the interim periods presented herein. Results of operations for the three months ended March 31, 2004, are not necessarily indicative of the operating results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company’s 2003 Annual Report to Shareholders and 2003 Form 10-K.

(2)         Reclassifications

Certain reclassifications have been made to prior year’s information to conform to the current year’s presentation. On the Company’s Condensed Consolidated Balance Sheet, goodwill has been disaggregated and presented on a separate line.

(3)        Recently Adopted Accounting Standards

In December 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46(R) (“FIN 46R”), Consolidation of Variable Interest Entities. This interpretation addresses the consolidation of Variable Interest Entities (“VIE”) as defined by FIN 46R. VIEs are entities to which the usual condition of consolidation (ownership of a majority voting interest) docs not apply. This interpretation focuses on financial interests that indicate control. It concludes that in the absence of clear control through voting interests, a company’s exposure (variable interest) to the economic risks and potential rewards from the variable interest entity’s assets and activities are the best evidence of control. Variable interests are rights and obligations that convey economic gains or losses from changes in the values of the VIE’s assets and liabilities. Variable interests may arise from financial instruments, service contracts, nonvoting ownership interests and other arrangements. If a company holds a majority of the variable interests of an entity, it would be considered the primary beneficiary. The primary beneficiary would be required to include assets, liabilities and the results of operations of the VIE in its financial statements. The Company was required to apply FIN 46R to variable interests in VIEs created after December 31, 2003, The Company has adopted the provisions of this pronouncement as of March 31, 2004. This adoption did not have a material impact on the Company’s statement of earnings or financial position.

(4)         Employee Stock-Based Compensation Arrangements

The following table illustrates the effect on Net Income and Earnings Per Share had the Company applied the fair-value method of accounting for stock-based employee compensation under Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation.

	Three Months Ended March 31 ,
In thousands except per share data	2004	2003
Net Income, as reported	$23,727	$17,093
Less: Total stock-based employee compensation expense determined under fair value method for all awards net of related tax effects	(1,013)	(736)
Proforma net income	$22,714	$16,357

Basic EPS (as reported)	$0.77	$0.56
Basic EPS (proforma)	$0.73	$0.53

Diluted EPS (as reported)	$0.76	$0.56
Diluted EPS (proforma)	$0.73	$0.53

The pro forma effect includes only the vested portion of options.  Options vest over a two-year period.  Compensation expense was estimated using the Black-Scholes model utilizing the following assumptions:

	2004	2003
Expected dividend yield	1.6%	2.3%
Expected life in years	7	7
Expected volatility	29.3%	28.7%
Risk-free interest rate	3.8%	3.8%
Weighted average fair value	$18.28	$11.31

(5)         Acquisitions

On May 30, 2003, the Company acquired Flo-Pac Corporation for approximately $32.0 million. The operating results for this business since the acquisition date are included in the General Industry segment. The Company has preliminarily allocated the purchase price among the acquired assets and liabilities assumed; however, the Company is in the process of fully evaluating these assets and as a result, the purchase price allocation may change. As of March 31, 2004, purchase accounting adjustments resulted in an increase to goodwill of $1.6 million, primarily due to a contingent payment based on the sale of certain property acquired during the acquisition. Final allocations will be completed in the second quarter of 2004 and are not expected to have a material impact on any major asset or liability captions presented on the Company’s Consolidated Balance Sheet.

(6)         Realignment Activities

In the first quarter of 2004, the Company recorded expenses related to the realignment of certain of its operations, including plant closure and severance, of $2.1 million ($1.4 million after-tax or $0.05 per diluted share). The impact on the Condensed Consolidated Statements of Earnings by segment is as follows:

In millions	Industrial Components	Construction Materials	Automotive Components	General Industry	Total
Cost of goods sold	$—	$—	$0.3	$0.4	$0, 7
Selling and administrative expenses	0.1	—	—	0.2	0, 3
Other expense	—	1.1	—	—	1.1
Total pre-tax charges	$0.1	$1.1	$0.3	$0.6	$2. 1

A description of the type of charges taken by segment is as follows:

In millions	Industrial Components	Construction Materials	Automotive Components	General Industry	Total
Non-recurring termination benefits	$—	$—	$—	$0.2	$0. 2
Plant closure and other costs	0.1	1.1	0.3	0.4	1. 9
Total pre-tax charges	$0.1	$1. 1	$0.3	$0.6	$2.1

Amounts presented under Construction Materials represent charges taken at the Company’s minority-owned European joint venture (“Icopal”).

In 2003, the Company merged the management of Carlisle Tire & Wheel Company and Carlisle Power Transmission within the Industrial Components segment under one management team. The majority of these charges were recognized in 2003. In the first quarter of 2004, the Company recognized an additional $0.1 million related to these activities.

First quarter charges of $0.3 million occurring in the Automotive Components segment are the result of additional charges related to the August 2003 shut-down of Carlisle Engineered Product’s Erie-Bundy Park, Pennsylvania facility.

Charges occurring in the General Industry segment relate primarily to activities undertaken at Carlisle FoodService to consolidate the operations of Flo-Pac.

As of March 31, 2004, there were no significant liabilities remaining related to these activities. During the first quarter of 2003, the Company recorded $0.3 million ($0.2 million after-tax or $0.01 per diluted share) related to severance costs primarily occurring in the Specialty Products and Industrial Components segments.

(7)         Cash and Cash Equivalents

In March 2004, the Company sold certain property acquired in the Flo-Pac acquisition. The proceeds from this sale are held in escrow and are intended to be used for the purchase of like-kind property in 2004 under section 1031 of the Internal Revenue Code. As of March 31, 2004, $8.6 million remained in escrow and has been classified as a cash equivalent on the Company’s Condensed Consolidated Balance Sheet.

(8)         Inventory

The components of inventory are as follows:

In thousands	March 31 2004	December 31 2003
FIFO (approximates current costs):
Finished goods	$170,713	$169,698
Work in process	34,541	26,224
Raw materials	89,488	80,137
	294,742	276,059
Excess FIFO cost over LIFO value	(12,600)	(12,784)
Inventory	$282,142	$263,275

(9)         Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the quarter ended March 31, 2004, are as follows:

In thousands	Industrial Components	Construction Materials	Automotive Components	Specialty Products	General Industry	Total
Balance as of January 1, 2004	$130,710	$32,433	$40,277	$897	$98,239	$302,556
Purchase accounting adjustments	—	—	—	—	1,649	1,649
Currency translation	(26)	(158)	—	(5)	640	451
Balance as of March 31, 2004	$130,684	$32,275	$40,277	$892	$100,528	$304,656

The Company’s acquired other intangible assets as of March 31, 2004, are as follows:

In thousands	Acquired Cost	Accumulated Amortization	Net Book Value
Assets subject to amortization
Patents	$9,391	$(7,385)	$2,006
Software licenses	1,800	(664)	1,136
Tradenames	1,500	(775)	725
Other	10,390	(10,305)	85
Assets not subject to amortization
Trademarks	4,000	—	4,000
Balance as of March 31, 2004	$27,081	$(19,129)	$7,952

Estimated amortization expense for each of the next five years is as follows:  $0.8 million in 2004, $0.8 million in 2005, $0.7 million in 2006, $0.5 million in 2007, and $0.3 million in 2008.

(10)  Retirement Plans and Other Postretirement Benefits

Components of net periodic benefit cost for the three months ended March 31 are as follows:

	Pension Benefits		Post-retirement Medical
In thousands	2004	2003	2004	2003
Service costs	$1,403	$1,612	$1	$22
Discretionary credit	179	—	—	—
Interest cost	2,456	2,335	182	209
Expected return on plan assets	(2,511)	(2,544)	—	—
Amortization of the net loss	134	8	29	12
Amortization of prior service costs	(58)	(25)	—	—
Amortization of unrecognized net (asset) obligation	—	(47)	55	55
Curtailment (income) expense	—	68	—	(385)
Net periodic benefit costs	$1,603	$1,407	$267	$(87)

The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $8.1 million to $14.1 million to its pension plans in 2004, contingent on congressional pension funding relief. As of March 31, 2004, contributions of less than $0.1 million had been made. In April, 2004, the Pension Funding Equity Act of 2004 was signed into law. Based on this act, the Company currently expects to contribute approximately $8.3 million to fund its pension plan obligations in 2004.

On December 8, 2003, the President signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). The Act provides a prescription drug benefit under Medicare and a subsidy to sponsors of health care benefits providing prescription drug coverage. In accordance with FASB Staff Position 106-1, the post-retirement medical net periodic benefit costs do not reflect the effects of the Act. Specific authoritative guidance on accounting for the federal subsidy is pending and, when issued, could require the Company to change previously reported information. The Company does not expect the effects of the Act to have a material impact on its financial statements.

(11)  Other Liabilities

The components of other liabilities are as follows:

In thousands	March 31 2004	December 31 2003
Pension and other post-retirement obligations	$62,681	$62,968
Defered taxes	37,283	37,678
Long-term warranty obligations	3,341	3,048
Other	2,227	1,432
Other liabilities	$105,532	$105,126

(12)  Commitments and Contingencies

The Company is obligated under various noncancelable operating leases for certain facilities and equipment. Future minimum lease payments under these arrangements in each of the next five years are approximately $11.2 million remaining in 2004, $12.6 million in 2005, $10.6 million in 2006, $8.7 million in 2007, $8.1 million in 2008, and $15.9 million thereafter.

At March 31, 2004, letters of credit amounting to $35.3 million were outstanding, primarily to provide security under insurance arrangements and certain borrowings.

The Company has financial guarantee lines in place for certain of its operations in Asia and Europe to facilitate working capital needs, customer performance and payment and warranty obligations. At March 31, 2004, the Company had issued guarantees of $8.3 million, of which $7.9 million represents amounts recorded in current liabilities. The fair value of these guarantees is estimated to equal the amount of the guarantees at March 31, 2004, due to their short-term nature.

The change in the Company’s aggregate product warranty liabilities for the period ended March 31 is as follows:

In thousands	2004	2003
Beginning reserve at December 31	$9,242	$9,045
Current year provision	3,243	2,377
Current year claims	(3,417)	(3,033)
Ending reserve at March 31	$9,068	$8,389

The Company has entered into long-term purchase agreements for certain key raw materials expiring December 31, 2004. Commitments are variable based on changes in commodity price indices. Based on pricing in effect at March 31, 2004, commitments under these agreements total approximately $8.4 million.

The Company maintains self retained liabilities for workers’ compensation, medical, general liability and property claims up to applicable retention limits. Retention limits are between $0.5 million and $1.0 million per occurrence for general liability, $0.5 million per occurrence for workers’ compensation, $0.1 million per occurrence for property and up to $0.5 million for medical claims. The Company is insured for losses in excess of these limits.

The Company may be involved in various legal actions from time to time arising in the normal course of business. In the opinion of management, the ultimate outcome of such litigation will not have a material adverse effect on the consolidated financial position of the Company, but may have a material impact on the Company’s results of operations for a particular period.

(13)  Derivative Instruments and Hedging Activities

Carlisle is exposed to the impact of changes in interest rates and market values of its debt instruments, changes in raw material prices and foreign currency fluctuations. From time to time, the Company may manage its interest rate exposure through the use of interest rate swaps to reduce volatility of cash flows, impact on earnings and to lower its cost of capital. As of March 31, 2004, the Company had in place interest rate swaps with a notional amount of $75.0 million. These contracts have been designated as fair value hedges and were deemed effective at the origination date and as of March 31, 2004. The valuation of these contracts as of March 31, 2004 resulted in an asset of $1.2 million, included in non-current receivables on the Company’s Condensed Consolidated Balance Sheet, and a corresponding increase in the fair value of the Company’s 7.25% senior notes, reflected in long-term debt.

Also in place at March 31, 2004 were certain currency hedges, designated as cash flow hedges, with a total notional amount of $9.2 million. The change in the fair value position of these contracts as of March 31, 2004 resulted in a net liability of $0.5 million.

(14)  Segment Information

Financial information for operations by reportable business segment is included in the following summary:

Three Months Ended March 31, 2004
Segment Information Table

In thousands	Sales	EBIT*	Assets
Industrial Components	$195,772	$21,556	$473,606
Construction Materials	122,801	6,555	302,372
Automotive Components	55,113	2,421	130,412
Transportation Products	32,642	930	53,604
Specialty Products	31,779	2,401	79,798
General Industry (All other)	124,207	9,060	357,055
Corporate	—	(4,168)	81,918
	$562,314	$38,755	$1,478,765

Three Months Ended March 31, 2003
Segment Information Table

In thousands	Sales	EBIT*	Assets
Industrial Components	$165,270	$19,112	$461,612
Construction Materials	98,439	6,312	266,619
Automotive Components	56,336	3,147	122,421
Transportation Products	28,087	916	54,956
Specialty Products	31,615	1,349	85,844
General Industry (All other)	95,941	4,997	310,721
Corporate	—	(5,499)	76,066
	$475,688	$30,334	$1,378,239

* EBIT is defined as earnings before interest and income taxes.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Executive Summary

Carlisle Companies Incorporated (“Carlisle” or the “Company”) is a diversified manufacturing company focused on achieving profitable growth internally through new product development and product line extensions and externally through acquisitions that complement our existing technologies, products and market channels. The Company has thirteen operating companies serving a variety of niche markets. While Carlisle has offshore manufacturing operations, our markets are primarily in North America, Management focuses on continued year-over-year improvement in sales and earnings, return on capital employed, free cash flow and return on shareholders’ equity. Resources are allocated among these businesses based on assessments of their ability to obtain leadership positions in the markets they serve.

The Company recognized record sales in the first quarter of 2004 resulting from higher sales volumes in its industrial tire and wheel, and commercial roofing business and also from improvements across many business units in the General Industry segment. Net income increased 39% in the first quarter 2004. While the introduction of new products, improved manufacturing efficiencies, including overhead absorption, and cost containment efforts enabled the Company to improve operating results, increases in the cost of oil-based commodities and steel products had a negative impact on profit margins in the Industrial Components, Construction Materials, Transportation Products and General Industry segments. Raw material prices arc expected to continue rising in subsequent quarters. The Company is attempting to recover these costs through higher selling prices; however the ability to raise prices is dependent on competitive and economic conditions beyond the Company’s control. It is also uncertain what impact the rise in raw material costs will have on the markets Carlisle serves.

The Company remains focused on organic sales growth, production efficiencies and cost reduction opportunities. Major manufacturing expansions are underway in the Industrial Components and Construction Materials segments, and the Company will continue to reorganize and realign its businesses through plant closure and consolidation opportunities.

Sales and Earnings

Consolidated

Net sales of $562.3 million in the first quarter 2004 exceeded first quarter 2003 sales of $475.7 million by 18%, or $86.6 million. Strong organic sales growth (organic growth excludes the effects of acquisitions and divestitures made within the most recent twelve months) of $82.3 million, or 17% included $7.1 million of favorable changes in foreign currency rates. Acquisition growth of $6.6 million in the General Industry segment was partially offset by the divestiture of Motion Control’s spring brake business in December 2003. Net sales for this operation in the first quarter 2003 were $2.3 million. Increased net sales in the Industrial Components, Construction Materials and General Industry segments accounted for most of the sales increase in the first quarter 2004.

Net income in the first quarter was $23.7 million, or $0.76 per share (diluted), compared to first quarter 2003 net income of $17.1 million, or $0.56 per share (diluted). With the exception of the Automotive Components segment, earnings before interest and income taxes (“EBIT” or “earnings”) were higher in each of the Company’s operating segments and, as discussed in the Executive Summary, were primarily a result of improved manufacturing efficiencies which offset higher raw material costs. The impact of changes in foreign currency rates on net income was negligible.

Net income in the first quarter 2004 included $0.05 per share (diluted) of plant closure and severance expenses primarily at Carlisle operations in the Construction Materials, Automotive Components, and General Industry segments. These charges represent specific programs identified by Carlisle operations to reduce expense, improve productivity, and consolidate facilities. Although Carlisle does not have a formal restructuring plan, the Company will continue to evaluate plant closure and cost reduction opportunities. The impact of similar programs in the first quarter 2003 was $0.01 per share (diluted).

Operating Segments

The following table summarizes segment net sales and EBIT.   The amounts for each segment should be referred to in conjunction with the applicable discussion below.

	Three Months Ended March 31		Increase (Decrease)
In thousands, except percentages	2004	2003	Amount	Percent
Net Sales
Industrial Components	$195,772	$165,270	$30,502	18%
Construction Materials	122,801	98,439	24,362	25%
Automotive Components	55,113	56,336	(1,223)	-2%
Transportation Products	32,642	28,087	4,555	16%
Specialty Products	31,779	31,615	164	1%
General Industry (All other)	124,207	95,941	28,266	29%
Corporate	—	—	—	0%
	$562,314	$475,688	$86,626	18%

Earnings Before Interest and Income Taxes
Industrial Components	$21,556	$19,112	$2,444	13%
Construction Materials	6,555	6,312	243	4%
Automotive Components	2,421	3,147	(726)	-23%
Transportation Products	930	916	14	2%
Specialty Products	2,401	1,349	1,052	78%
General Industry (All other)	9,060	4,997	4,063	81%
Corporate	(4,168)	(5,499)	1,331	24%
	$38,755	$30,334	$8,421	28%

Industrial Components

The 18% increase in first quarter 2004 net sales was the result of organic sales growth. Carlisle Tire & Wheel Company net sales were 18% above the first quarter 2003 as a result of increased sales across all product lines, with most of the increase in the outdoor power equipment, ATV, and replacement markets. Carlisle Power Transmission net sales were 20% above the first quarter 2003 with higher sales in the lawn and grounds care, agricultural and international sales markets.

First quarter 2004 EBIT was 13% above the first quarter 2003. Earnings did not keep pace with the increase in net sales due to rising raw material costs. Prices for oil-based commodities used in tire manufacturing were at or near record highs. Costs for raw materials are expected to remain above prior year levels in the foreseeable future. Efforts are underway to recover as much of the raw material inflation as possible through price increases or steel surcharges. While the Company is optimistic about recovering most of the increases in raw material cost through these efforts, its ability may be limited based on competitive and economic conditions beyond its control. Net sales and earnings in this segment are generally higher in the first half of the year due to peak sales volume in the outdoor power equipment market.

Construction Materials

Net sales in the first quarter were 25% above the first quarter 2003 with higher sales in all product lines as a result of an improved economy and a milder winter. Organic sales growth accounted for the increase and was primarily driven by higher sales of domestic roofing membranes, coatings and waterproofing products, residential roofing tiles and insulation products.

First quarter EBIT includes an 18% increase in earnings at Carlisle SynTec, partially offset by $1.1 million charge for plant closure and severance costs at Carlisle’s minority-owned European roofing joint venture (“Icopal”). Excluding the impact of charges taken at Icopal, EBIT margins were down only slightly from the prior year. Higher sales volumes helped to offset the effects of higher raw material costs and increased sales of lower margin products. Net sales and earnings in this segment are generally higher in the second and third quarters of the year due to increased construction activity during these periods; however, the rise in the costs of raw materials are expected to apply pressure to future operating results. Selling price increases have been announced in an effort to combat higher raw material costs; however the full extent of these increases remains uncertain.

Automotive Components

Net sales were slightly below the first quarter 2003 primarily as a result of reduced selling prices, reflecting negotiated terms in certain long-term agreements. As these agreements near expiration, the expected launch of new programs should help mitigate the impact of reduced selling prices.

First quarter 2004 segment EBIT was 23% below the first quarter 2003. Despite cost savings resulting from the closure of the Erie-Bundy Park plant, earnings suffered as a result of lower sales, higher labor and material costs associated with new production programs at its manufacturing plants, and plant closure costs of $0.3 million. Higher costs associated with the introduction of new production programs could impact earnings for this segment later in subsequent quarters.

Net sales and EBIT in the Automotive Components segment are generally higher in the first six months of the year due to the automotive build schedule.

Transportation Products

The 16% improvement in net sales in the first quarter 2004 was a result of higher shipments of specialized trailers, aluminum dumps, pneumatic and live-bottom trailers.

EBIT remained essentially the same as the first quarter of 2003. Though higher sales volume contributed to higher utilization and production efficiencies, increased sales of lower margin products, and to a greater extent, an increase in the price of steel offset these effects. The increase in steel prices may have an adverse effect on the earnings in this segment.

Specialty Products

Although net sales for this segment showed a modest increase over the first quarter 2003, prior quarter net sales included $2.3 million of sales from Carlisle Motion Control’s spring brake business which was divested in December, 2003. Organic sales growth in this segment was 8%, excluding the spring brake sales from the first quarter 2003 net sales. Increased sales to original equipment manufacturers accounted for the organic sales growth.

The significant improvement in EBIT was the result of improved manufacturing efficiencies and lower selling and administrative expenses. These savings were generated through the consolidation of the business units in this segment under one management team.

General Industry (All Other)

General Industry net sales in the first quarter 2004 were 29% above the first quarter 2003. Carlisle Process Systems accounted for most of the growth in this segment with 2004 net sales 41% above the first quarter 2003. This improvement was the result of increased purchases of cheese and powder capital equipment by dairy and food processors. Carlisle FoodService net sales were 38% over the first quarter 2003 with approximately two-thirds of the increase attributable to the acquisition of Flo-Pac in May 2003. Organic sales growth of 14% at Carlisle FoodService was the result of increased demand for both foodservice and sanitary maintenance products. Net sales at Tensolite in the first quarter 2004 were 31% above last year on increased sales in all product lines. Carlisle Walker net sales grew 7% in the first quarter 2004 on higher sales at its Carlisle Life Sciences and Johnson Truck Bodies operations.

Segment EBIT was 81% above the first quarter 2003 as all operations improved their earnings performance. Most of the improvement in 2004 was at Carlisle Process Systems due to the increase in sales volume and at Carlisle FoodService due to higher sales volume and the acquisition of Flo-Pac. Segment earnings in 2004 included a $0.6 million charge for plant closure and severance costs at Carlisle FoodService and Carlisle Process Systems. This compares to $0.1 million in the first quarter 2003.

Financial Results

Gross margin (net sales less cost of goods sold expressed as a percent of sales) in the first quarter 2004 was 18.6%, compared to 19.0% in the first quarter 2003. The decrease in margin was primarily due to significant raw material price increases for oil-based commodities and steel products. Raw material costs were approximately $5.1 million higher in the first quarter 2004 than in the first quarter 2003. The first quarter 2004 gross margin also included $0.7 million of plant closure and severance charges, compared to $0.1 million in the first quarter 2003. Plant utilization of 77% in the first quarter was favorable to 74% in the first quarter 2003. Plant efficiencies generated by higher utilization helped to partially offset the increase in the cost for raw materials.

Selling and administrative expenses of $57.0 million in the first quarter 2004 were 10% above $51.9 million in the first quarter 2003 primarily as a result of acquisitions and variable expenses that fluctuate with sales volume. Selling and administrative expenses, as a percent of net sales, of 10.1% in the first quarter 2004 were below 10.9% recorded in the first quarter 2003.

Other expense of $3.5 million in the first quarter 2004 compared to $3.1 million in the first quarter 2003. Most of the increase in expense related to the Company’s equity share of additional losses sustained at Icopal.

Interest expense, net of $3.6 million in the first quarter 2004 was $1.0 million lower than $4.6 million in the first quarter 2003 and is a result of lower average borrowings.

Receivables of $242.2 million at March 31, 2004 increased $23.4 million from $218.8 million at December 31, 2003. The increase was primarily the result of higher sales volume in the first quarter 2004, partially offset by a $23.0 million increase in the utilization of the Company’s accounts receivable securitization program bringing total receivables sold through the program to $90.0 million at March 31, 2004.

Inventories, valued primarily by the last-in, first-out (“LIFO”) method, were $282.1 million as of March 31, 2004, up from $263.3 million at December 31, 2003. The increase was primarily in the Construction Materials and General Industry segments to support increased sales demand.

Accounts payable of $199.9 million at March 31, 2004 were $21.9 million above $178.0 million at December 31, 2003 due primarily to increased purchases of materials and supplies to keep pace with the increase in sales volume.

Liquidity and Capital Resources

Sources and Uses of Cash

	Three Months Ended March 31,
In thousands	2004	2003
Net cash provided by (used in) operating activities	$7,925	$(15,393)
Net. cash used in investing activities	(7,303)	(10,154)
Net cash provided by financing activities	2,639	19,555
Effect of exchange rate changes on cash	(53)	—
Change in cash and cash equivalents	$3,208	$(5,992)

Net cash provided by operating activities in the first quarter of 2004 was $7.9 million compared to cash used of $15.4 million in the first quarter of 2003. Contributing to the increase in cash provided were higher net income and a $23.0 million increase in the utilization of the Company’s securitization program, which offset an increase in working capital resulting from higher sales in the first quarter of 2004.

Cash used in investing activities was $7.3 million during the first three months of 2004 compared to $10.2 million in the first three months of 2003. Capital expenditures were $7.9 million higher than in the first quarter of 2003 primarily as a result of plant expansion projects in the Construction Materials segment. Offsetting higher capital expenditures were proceeds received primarily from the sale of property acquired as part of the Flo-Pac acquisition. The proceeds received from this sale are intended to be used for the purchase of real property in the Construction Materials and General Industry segments in 2004.

Cash provided by financing activities was $16.9 million lower than one year ago primarily as a result of the improvement in cash provided by operating activities.

Carlisle maintains a $250.0 million revolving credit facility, which was fully available at March 31, 2004. The Company also maintains with various financial institutions $35.0 million in committed lines of credit and a $55.0 million uncommitted line of credit. As of March 31, 2004, $81.5 million was available under these lines. At March 31, 2004, $35.0 million was available under the Company’s $125.0 million receivables facility.

The following table quantifies certain contractual cash obligations and commercial commitments at March 31, 2004:

In thousands	Total	Remaining in 2004	2005	2006	2007	2008	Thereafter
Short-term credit lines and long-term debt	$302,240	$15,414	$898	$527	$150,251	$112,984	$22,166
Interest on long-term debt (1)	63,582	$13,513	$18,017	$17,969	$8,897	$2,847	$2,339
Noncancellable operating leases	67,064	11,156	12,586	10,629	8,681	8,063	15,949
Purchase obligations	8,379	8,379	—	—	—	—	—
Total Commitments	$441,265	$48,462	$31,501	$29,125	$167,829	$123,894	$40,454

(1) Future expected interest payments are calculated based on the stated rate for fixed rate debt and the effective interest rate as of March 31, 2004 for variable rate debt.

The above table does not include $105.5 million of other long-term liabilities. Other long-term liabilities consist primarily of pension, post-retirement, deferred income tax and warranty obligations. Due to factors such as return on plan assets, disbursements, contributions, tax strategics, and timing of warranty claims, it is not estimable when these will become due.

The Company has entered into long-term purchase agreements for certain key raw materials expiring December 31, 2004. Commitments are variable based on changes in commodity price indices. Based on pricing in effect at March 31, 2004, commitments under these agreements total approximately $8.4 million.

At March 31, 2004, letters of credit amounting to $35.3 million were outstanding, primarily to provide security under insurance arrangements and certain borrowings.

The Company has financial guarantee lines in place for certain of its operations in Asia and Europe to facilitate working capital needs, customer performance and payment and warranty obligations. At March 31, 2004, the Company had issued guarantees of $8.3 million, of which $7.9 million represents amounts recorded in current liabilities. The fair value of these guarantees is estimated to equal the amount of the guarantees at March 31, 2004.

The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $8.1 million to $14.1 million to its pension plans in 2004, contingent on congressional pension funding relief. As of March 31, 2004, contributions of less than $0.1 million had been made. In April, 2004, the Pension Funding Equity Act of 2004 was signed into law. Based on this act, the Company currently expects to contribute approximately $8.3 million to fund its pension plan obligations in 2004.

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

Backlog

Total backlog at March 31, 2004 of $430.4 million was 38% above $311.6 million as of March 31, 2003. With the exception of Automotive Components, the backlog position increased in all segments. Approximately two-thirds or $76.4 million of the increase from March 31, 2003 was in the General Industry segment and was primarily the result of a $70.0 million order received at Carlisle Process Systems in December 2003 for a new 300,000 square foot cheese and whey production facility to be constructed in Clovis, New Mexico. Due to the nature of the orders at Carlisle Process Systems, backlog can include capital equipment orders for a period of twelve to twenty-four months. In the first quarter 2004 backlog increased 3% from $419.2 million at December 31, 2003 on higher backlog positions in the Transportation Products and Construction Materials segment.

The Company defines backlog as open orders, which may be shipped within a range of a few days to two years. Backlog is dependant on market conditions, which vary greatly between industries and throughout the year. While management utilizes this measurement to monitor and plan future operations, its variant nature is considered in conjunction with other operational and market conditions.

Realignment Activities

In the first quarter of 2004, the Company recorded expenses related to the realignment of certain of its operations, including plant closure and severance, of $2.1 million ($1.4 million after-tax or $0.05 per diluted share). The impact on the Condensed Consolidated Statements of Earnings by segment is as follows:

In millions	Industrial Components	Construction Materials	Automotive Components	General Industry	Total
Cost of goods sold	$—	$—	$0.3	$0.4	$0.7
Selling and administrative expenses	0.1	—	—	0.2	0.3
Other expense	—	1.1	—	—	1.1
Total pre-tax charges	$0.1	$1.1	$0.3	$0.6	$2.1

A description of the type of charges taken by segment is as follows:

In millions	Industrial Components	Construction Materials	Automotive Components	General Industry	Total
Non-recurring termination benefits	$—	$—	$—	$0.2	$0.2
Plant closure and other costs	0.1	1.1	0.3	0.4	1.9
Total pre-tax charges	$0.1	$1.1	$0.3	$0.6	$2.1

Amounts presented under Construction Materials represent charges taken at Icopal.

In 2003, the Company merged the management of Carlisle Tire & Wheel Company and Carlisle Power Transmission within the Industrial Components segment under one management team. The majority of these charges were recognized in 2003. In the first quarter of 2004, the Company recognized an additional $0.1 million related to these activities.

First quarter charges of $0.3 million occurring in the Automotive Components segment are the result of additional charges related to the August 2003 shut-down of Carlisle Engineered Product’s Erie-Bundy Park, Pennsylvania facility.

Charges occurring in the General Industry segment relate primarily to activities undertaken at Carlisle FoodService to consolidate the operations of Flo-Pac.

As of March 31, 2004, there were no significant liabilities remaining related to these activities. During the first quarter of 2003, the Company recorded $0.3 million ($0.2 million after-tax or $0.01 per diluted share) related to severance costs primarily occurring in the Specialty Products and industrial Components segments.

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

New Accounting Pronouncements

The adoption of new accounting pronouncements in the first quarter 2004 did not have a material impact on the Company’s statement of earnings or financial position. The pronouncements included: FASB Interpretation No. 146(R) (“FIN 46R”), Consolidation of Variable Interest Entities. This interpretation addresses the consolidation of Variable Interest Entities (“VIE”) as defined by FIN 46R. The Company applied FIN 46R to variable interests in VIEs and this adoption did not have a material impact on the Company’s statement of earnings or financial position.

On December 8, 2003, the President signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). The Act provides a prescription drug benefit under Medicare and a subsidy to sponsors of health care benefits providing prescription drug coverage. In accordance with FASB Staff Position 106-1, the post-retirement medical net periodic benefit costs do not reflect the effects of the Act. Specific authoritative guidance on accounting for the federal subsidy is pending and, when issued, could require the Company to change previously reported information. The Company does not expect the effects of the Act to have a material impact on its financial statements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Carlisle is exposed to the impact of changes in interest rates and market values of its debt instruments, changes in raw material prices and foreign currency fluctuations. From time to time, the Company may manage its interest rate exposure through the use of interest rate swaps to reduce volatility of cash flows, impact on net income and to lower its cost of capital. As of March 31, 2004, the Company had in place interest rate swap agreements with a total notional amount of $75.0 million, designated as fair value hedges, to hedge the market risk associated with a portion of its fixed-rate debt.

The Company’s operations use certain commodities such as plastics, carbon black, synthetic and natural rubber and steel. As such, the Company’s cost of operations is subject to fluctuations as the markets for these commodities change. The Company monitors these risks, but currently has no derivative contracts in place to hedge these risks.

International operations are exposed to translation risk when the local currency financial statements are translated into U.S. dollars. Carlisle monitors this risk, but at March 31, 2004 had no translation risk hedges in place. Overall, currency valuation risk is considered minimal; however, as of March 31, 2004 the Company did have currency hedges in place with a total notional amount of $9.2 million for the purpose of hedging cash flow risk associated with certain customer payment schedules. Less than 13% of the Company’s revenues through March 31, 2004 are in currencies other than the U.S. dollar.

Item 4. Controls and Procedures

(a) Under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation and as of March 31, 2004, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective.

(b) There were no significant changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (a) above that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits applicable to the filing of this report are as follows:

(12)	Ratio of Earnings to Fixed Charges.

(31.1)	Rule 13a-14(a)/15d-14(a) Certifications

(31.2)	Rule 13a-l4(a)/15d-14(a) Certifications

(32)	Section 1350 Certification(99)Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(c)	Report on Form 8-K:

On February 5, 2004, the Company furnished to the Commission on Form 8-K the Company’s press release reporting earnings for the year ended December 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Carlisle Companies Incorporated

Date: May 7, 2004	By:	/s/ Carol P. Lowe
Name: Carol P. Lowe
Title: Vice President and Chief Financial Officer