Form 10-Q
period 2004-06-30
CARLISLE COMPANIES INC
filed 2004-08-04
CIK 790051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

Yes ☒  No☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒  No☐

Shares of common stock outstanding at August 1, 2004: 31,173,572

Carlisle Companies Incorporated

Condensed Consolidated Statements of Earnings and Comprehensive Income

Three and Six Months ended June 30, 2004 and 2003

(dollars in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003*	2004	2003*
Net sales	$640,660	$545,794	$1,194,111	$1,012,793

Cost and expenses:
Cost of goods sold	518,055	444,650	965,560	821,729
Selling and administrative expenses	57,771	53,397	114,493	105,049
Research and development expenses	5,085	4,819	10,193	9,624
Other (income) expense, net	(2,579)	(3,631)	942	(543)

Earnings before interest and income taxes	62,328	46,559	102,923	76,934
Interest expense, net	4,243	3,239	7,846	7,869

Earnings before income taxes	58,085	43,320	95,077	69,065
Income taxes	18,877	14,512	30,900	23,136

Income from continuing operations	39,208	28,808	64,177	45,929

Discontinued operations:
Loss from operations of discontinued businesses	(2,739)	(373)	(4,579)	(413)
Income tax benefit	890	125	1,488	138

Loss from discontinued operations, net of tax	(1,849)	(248)	(3,091)	(275)

Net income	$37,359	$28,560	$61,086	$45,654

Other comprehensive income (loss)
Foreign currency translation, net of tax	467	1,640	202	3,212
Gain (loss) on hedging activities, net of tax	127	254	(74)	508

Other comprehensive income	594	1,894	128	3,720

Comprehensive income	$37,953	$30,454	$61,214	$49,374

Earnings per share - basic
Income from continuing operations	$1.26	$0.94	$2.07	$1.50
Loss from discontinued operations, net of tax	(0.06)	(0.01)	(0.10)	(0.01)
Earnings per share - basic	$1.20	$0.93	$1.97	$1.49

Earnings per share - diluted
Income from continuing operations	$1.25	$0.94	$2.05	$1.50
Loss from discontinued operations, net of tax	(0.06)	(0.01)	(0.10)	(0.01)
Earnings per share - diluted	$1.19	$0.93	$1.95	$1.49

Weighted average common shares outstanding
Basic	31,020	30,647	30,996	30,628
Effect of dilutive stock options and restricted stock	316	115	313	104
Diluted	31,336	30,762	31,309	30,732

Dividends declared and paid per share	$0.220	$0.215	0.440	$0.430

* 2003 figures have been revised to reflect discontinued operations.  See notes 2 and 6.

See accompanying notes to interim financial statements.

Carlisle Companies Incorporated

Condensed Consolidated Balance Sheets

June 30, 2004 and December 31, 2003

(Dollars in thousands)

	June 30, 2004	December 31, 2003*
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,194	$26,848
Receivables, less allowances of $7,591 in 2004 and $7,159 in 2003	260,021	213,524
Inventories	283,527	259,290
Deferred income taxes	30,844	30,866
Prepaid expenses and other current assets	45,787	44,257
Current assets held for sale	9,071	9,596
Total current assets	646,444	584,381

Property, plant and equipment, net	444,359	449,271
Other assets:
Goodwill, net	329,386	302,556
Patents and other intangible assets, net	7,750	7,881
Investments and advances to affiliates	77,183	79,957
Notes receivable and other assets	6,957	7,849
Non-current assets held for sale	5,107	5,014
Total other assets	426,383	403,257
	$1,517,186	$1,436,909
Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt, including current maturities	$7,632	$7,505
Accounts payable	208,579	176,335
Accrued expenses	142,373	140,008
Deferred revenue	12,834	12,997
Current liabilities associated with assets held for sale	2,828	2,498
Total current liabilities	374,246	339,343

Long-term liabilities:
Long-term debt	287,375	294,581
Deferred revenue	66,658	65,929
Other long-term liabilities	103,996	105,126
Total long-term liabilities	458,029	465,636

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, $1 par value. Authorized and unissued 5,000,000 shares	—	—
Common stock, $1 par value. Authorized 100,000,000 shares; 39,330,624 shares issued; 31,042,387 outstanding in 2004 and 30,991,870 outstanding in 2003	39,331	39,331
Additional paid-in capital	40,827	35,519
Unearned compensation	(2,876)	(1,455)
Cost of shares in treasury - 8,216,832 shares in 2004 and 8,338,754 shares in 2003	(113,558)	(115,107)
Accumulated other comprehensive loss	(9,746)	(9,874)
Retained earnings	730,933	683,516
Total shareholders’ equity	684,911	631,930
	$1,517,186	$1,436,909

* 2003 figures have been reclassified to reflect assets held for sale of discontinued operations.  See notes 2 and 6.

See accompanying notes to interim financial statements.

Carlisle Companies Incorporated

Condensed Consolidated Statements of Cash Flows

Six Months ended June 30, 2004 and 2003

(Dollars in thousands)

(unaudited)

	June 30,
	2004	2003*
Operating activities
Net income	$61,086	$45,654
Reconciliation of net income to cash flows from operating activities:
Loss from discontinued operations, net of tax	3,091	275
Depreciation	29,316	29,526
Amortization	703	930
Loss on equity investments	2,650	2,433
(Gain) loss on investments, property and equipment, net	(1,741)	52
Deferred taxes	1,654	405
Foreign exchange gain	—	(1,699)
Changes in assets and liabilities, excluding effects of acquisitions and divestitures:
Current and long-term receivables	(80,410)	(73,536)
Receivables under securitization program	38,000	—
Inventories	(21,209)	(12,454)
Accounts payable and accrued expenses	24,759	29,915
Income taxes	(2,729)	12,119
Long-term liabilities	756	(3,040)
Other	732	1,210
Net cash provided by operating activities	56,658	31,790

Investing activities
Capital expenditures	(35,804)	(17,640)
Acquisitions, net of cash received	(32,230)	(32,727)
Proceeds from investments, property and equipment	13,914	982
Other	231	130
Net cash used in investing activities	(53,889)	(49,255)

Financing activities
Net change in short-term borrowings and revolving credit lines	171	33,536
Reductions of long-term debt	(1,964)	(1,692)
Dividends	(13,669)	(13,150)
Treasury shares and stock options, net	3,358	2,759
Other	—	(878)
Net cash (used in) provided by financing activities	(12,104)	20,575

Net cash used in discontinued operations	(220)	(116)

Effect of exchange rate changes on cash	(99)	(904)
Change in cash and cash equivalents	(9,654)	2,090
Cash and cash equivalents
Beginning of period	26,848	34,768
End of period	$17,194	$36,858

* 2003 figures have been reclassified to reflect cash flows from discontinued operations.  See notes 2 and 6.

See accompanying notes to interim financial statements.

Notes to Condensed Consolidated Financial Statements
Three and Six Months Ended June 30, 2004 and 2003

(1)         Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Carlisle Companies Incorporated and its wholly-owned subsidiaries (together, the “Company”).  Intercompany transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with Article 10-01 of Regulation S-X of the Securities and Exchange Commission and, as such, do not include all information required by generally accepted accounting principles for annual financial statements. However, in the opinion of the Company, these financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial statements for the interim periods presented herein.  Results of operations for the three and six months ended June 30, 2004, are not necessarily indicative of the operating results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company’s 2003 Annual Report to Shareholders and 2003 Form 10-K.

(2)         Reclassifications

Certain reclassifications have been made to prior year’s information to conform to the current year’s presentation.  The Condensed Consolidated Statements of Earnings and Comprehensive Income and Condensed Consolidated Statements of Cash Flows have been revised to reflect the effects of discontinued operations.  As well, the Condensed Consolidated Balance Sheet has been revised to show separately assets held for sale and the liabilities associated with those assets.  Segment information presented in note 16 has also been revised from prior year’s presentation to reflect discontinued operations and assets held for sale.  See note 6 for more detail regarding these operations.

Other reclassifications include the segregation of goodwill and the reclassification of $3.1 million from current deferred revenue to accrued expenses on the Company’s Condensed Consolidated Balance Sheet.

(3)         Recently Adopted Accounting Standards

In December 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46(R) (“FIN 46R”), Consolidation of Variable Interest Entities. This interpretation addresses the consolidation of Variable Interest Entities (“VIE”) as defined by FIN 46R.  VIEs are entities to which the usual condition of consolidation (ownership of a majority voting interest) does not apply. This interpretation focuses on financial interests that indicate control. It concludes that in the absence of clear control through voting interests, a company’s exposure (variable interest) to the economic risks and potential rewards from the variable interest entity’s assets and activities are the best evidence of control. Variable interests are rights and obligations that convey economic gains or losses from changes in the values of the VIE’s assets and liabilities. Variable interests may arise from financial instruments, service contracts, nonvoting ownership interests and other arrangements.  If a company holds a majority of the variable interests of an entity, it would be considered the primary beneficiary. The primary beneficiary would be required to include assets, liabilities and the results of operations of the VIE in its financial statements. The Company was required to apply FIN 46R to variable interests in VIEs created after December 31, 2003.  For VIEs created prior to January 1, 2004, the Company was required to adopt the provisions of this announcement by March 31, 2004.  The adoption of this pronouncement did not have an impact on the Company’s statement of earnings or financial position.

(4)         Employee Stock-Based Compensation Arrangements

The Company accounts for awards of stock-based employee compensation based on the intrinsic value method under Accounting Principles Board Opinion 25.  As such, no stock-based compensation is recorded in the determination of net income as options granted have an option price equal to the market price of the underlying stock on the date of grant.  The following table illustrates the effect on Net Income and Earnings Per Share had the Company applied the fair-value method of accounting for stock-based employee compensation under Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation.

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands except per share data	2004	2003	2004	2003
Net Income, as reported	$37,359	$28,560	$61,086	$45,654
Less: Total stock-based employee compensation expense determined under fair value method for all awards net of related tax effects	(389)	(269)	(1,394)	(1,005)
Proforma net income	$36,970	$28,291	$59,692	$44,649
Basic EPS (as reported)	$1.20	$0.93	$1.97	$1.49
Basic EPS (proforma)	$1.19	$0.92	$1.93	$1.46
Diluted EPS (as reported)	$1.19	$0.93	$1.95	$1.49
Diluted EPS (proforma)	$1.18	$0.92	$1.91	$1.45

The proforma effect includes only the vested portion of options.  Options vest over a two-year period.  Compensation expense was estimated using the Black-Scholes model utilizing the following assumptions:

	2004	2003
Expected dividend yield	1.6%	2.3%
Expected life in years	7	7
Expected volatility	29.3%	28.7%
Risk-free interest rate	3.7%	3.8%
Weighted average fair value	$18.20	$11.31

(5)         Acquisitions

On June 30, 2004, the Company acquired the specialty tire and wheel business of Trintex Corporation for $30.0 million, which is included in the Industrial Components segment.  The Company has preliminarily allocated the purchase price among the acquired assets and liabilities assumed, resulting in goodwill of $24.9 million. Preliminary allocations among other major asset and liability classes were not material.  The purchase price was based on the closing balance sheet as of July 31, 2003.  The Company has agreed to pay for any increase in net assets from July 31, 2003 to June 30, 2004.  The Company is in the process of fully evaluating these assets and as a result, the final purchase price and the purchase price allocation may change.   The purchase agreement also contains an earnout provision based on operating performance over the next four years.   Any future amounts payable under the earnout provision will be treated as a portion of the purchase price and allocated among the acquired assets and liabilities.

On May 30, 2003, the Company acquired Flo-Pac Corporation for approximately $32.0 million.  The operating results for this business since the acquisition date are included in the General Industry segment.  The Company has completed the allocation of the purchase price among the acquired assets and liabilities assumed, resulting in goodwill of $7.9 million. Purchase accounting adjustments in 2004 resulted in an increase to goodwill of $1.9 million, primarily due to a contingent payment based on the sale of certain property acquired during the acquisition.  Final allocations did not have a material impact on any major asset or liability captions presented on the Company’s Condensed Consolidated Balance Sheet.

(6)         Discontinued Operations and Assets Held for Sale

As of June 30, 2004, in ongoing efforts to streamline its businesses, the Company identified three operations it plans to sell. These operations include the Trenton, South Carolina operation of Carlisle Tire & Wheel Company in the Industrial Components segment, the rubber operations of Carlisle Engineered Products in the Automotive Components segment, and the pottery business of Carlisle FoodService in the General Industry segment.  The Company is actively marketing these operations and conducting other actions required to complete the sale and expects the sale of these operations to be completed no later than June 30, 2005.  All three operations met the criteria in accordance with Statement of Financial

Accounting Standard No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets”. Total assets held for sale by segment are as follows:

In thousands	June 30, 2004	December 31, 2003
Assets held for sale by segment:
Industrial Components	$5,343	$5,133
Automotive Components	5,621	5,502
General Industry	3,214	3,975
Total assets held for sale	$14,178	$14,610

The major classes of assets and liabilities held for sale included in the Company’s Condensed Consolidated Balance Sheet are as follows:

In thousands	June 30, 2004	December 31, 2003
Assets held for sale:
Accounts receivable	$4,353	$5,295
Inventory	4,288	3,985
Prepaid expenses and other current assets	430	316
Total current assets held for sale	9,071	9,596
Property, plant and equipment, net	5,107	5,014
Total assets held for sale	$14,178	$14,610
Liabilities associated with assets held for sale
Accounts payable	$1,901	$1,622
Accrued expenses	927	876
Total liabilities associated with assets held for sale	$2,828	$2,498

Net sales and earnings (loss) before interest and income taxes (“EBIT”) from discontinued operations by segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2004	2003	2004	2003
Net sales:
Industrial Components	$2,185	$2,484	$5,773	$4,374
Automotive Components	4,733	5,561	9,600	12,019
General Industry	438	574	845	915
Net sales from discontinued operations	$7,356	$8,619	$16,218	$17,308
Earnings (loss) before interest and income taxes:
Industrial Components	$(2,071)	$115	$(3,263)	$106
Automotive Components	(142)	137	(138)	697
General Industry	(526)	(625)	(1,178)	(1,216)
EBIT from discontinued operations	$(2,739)	$(373)	$(4,579)	$(413)

Included in EBIT for the three and six months ended June 30, 2004 is a $0.5 million write down to fair value of the assets held for sale in the Industrial Components segment.

(7)         Exit and Disposal Activities

The following table represents the effects of exit and disposal activities not related to discontinued operations on the Company’s Condensed Consolidated Statements of Earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2004	2003	2004	2003
Cost of goods sold	$371	$1,092	$1,101	$1,222
Selling and administrative expenses	117	476	316	680
Total exit and disposal	$488	$1,568	$1,417	$1,902

Exit and disposal activities by type of charge were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2004	2003	2004	2003
Termination benefits	$131	$1,239	$251	$1,573
Contract termination costs	120	279	219	279
Other associated costs*	237	50	947	50
Total exit and disposal activities	$488	$1,568	$1,417	$1,902

* Other associated costs primarily relate to relocation of employees and equipment.

No significant liabilities were initially established, nor were any significant liabilities remaining as of June 30, 2004 related to these activities.

Exit and disposal activities by segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2004	2003	2004	2003
Total by segment
Industrial Components	$66	$199	$189	$318
Automotive Components	280	—	524	—
Specialty Products	37	46	97	172
General Industry	105	1,323	607	1,412
Total exit and disposal activities	$488	$1,568	$1,417	$1,902

Industrial Components:

Exit and disposal activities in the Industrial Components segment relate to the consolidation of the management teams of Carlisle Tire & Wheel Company and Carlisle Power Transmission.  Total expenses to be incurred with this project are expected to approximate $1.0 million. Since these activities were initiated in January 2003, $0.9 million has been expensed; $0.7 million occurring in 2003 and $0.2 million in the first half of 2004, of which $0.1 million occurred in the second quarter of 2004.  Activities under this plan involve employee terminations and relocation.  To date, termination benefits in the amount of $0.7 million and relocation costs of $0.2 million have been paid.  The Company estimates it will spend an additional $0.1 million before year-end primarily related to relocation costs.

Automotive Components:

Exit and disposal activities in the Automotive Components segment were related to the Carlisle Engineered Products closure of its Erie-Bundy Park, Pennsylvania facility.  These activities were initiated in the third quarter of 2003 in efforts to cut costs and gain efficiencies by relocating the equipment to other locations.  The total cost of these activities is estimated to be $4.2 million.  To date, $4.1 million has been incurred relating to these activities; $3.6 million occurring in 2003 and $0.5 million in the first six months of 2004, of which $0.3 million occurred in the second quarter of 2004.  Of the total amount expensed to date, $1.9 million relates to termination benefits paid and $0.8 million resulted from fixed asset write-downs.  The remaining $1.4 million relates primarily to the relocation of equipment and inspection fees related to products manufactured by relocated equipment.  The Company expects the remaining activities to be completed by year-end at an additional cost of $0.1 million.

Specialty Products:

Exit and disposal activities in 2004 in the Specialty Products segment relate primarily to grievances associated with the closure of the Company’s Ridgeway, Pennsylvania facility which closed in the first quarter of 2002.  Other activities in 2004 included the closure of a testing facility and costs associated with the sale of its spring brake business in December 2003.  The Company believes these activities to be complete and does not expect to incur any additional costs.  Exit and disposal activities in the three and six months ended June 30, 2003 relate primarily to termination benefits paid associated with the consolidation of the management teams of Carlisle Industrial Brake and Friction and Carlisle Motion Control.

General Industry:

Exit and disposal activities in General Industry primarily relate to the consolidation of the Flo-Pac operations into Carlisle FoodService following the May 2003 acquisition.  This plan included the sale of property acquired, the termination of employees, and the relocation of equipment and employees to other facilities.  The total cost incurred was $1.8 million.  Of this amount, $0.9 million has been recorded as goodwill in accordance with Emerging Issues Task Force (“EITF”) 95-3, Recognition of Liabilities in Connection with a Business Combination.  Cost not applicable to EITF 95-3 associated with these activities was $0.9 million, the majority of which related to relocation costs and severance of employees at existing locations.  As of June 30, 2004, the Company had completed these activities.

Exit and disposal activities of $1.4 million in the first half of 2003 in General Industry related to the consolidation of operations within the Company’s life science businesses and the shut down of a Tensolite facility in Mexico as well as additional costs associated with the closure of its Vermont facility which occurred in 2001.  The majority of these costs related to termination benefits of $1.1 million.  Costs associated with the termination of a lease in Vermont accounted primarily for the remaining $0.3 million.

(8)         Supplemental Cost Information

During the first quarter of 2004, the Company incurred $1.1 million of other expenses related to its equity share of charges taken by its 25% owned European roofing joint venture (“Icopal”) for certain realignment activities and is included in “Other (income) expense, net” on the Condensed Consolidated Statement of Earnings and Comprehensive Income.

(9)         Cash and Cash Equivalents

In March 2004, the Company sold certain property acquired in the Flo-Pac acquisition.  The proceeds from this sale are held in escrow and are intended to be used for the purchase of like-kind property in 2004 under section 1031 of the Internal Revenue Code.  As of June 30, 2004, $8.6 million remained in escrow and has been classified as a cash equivalent on the Company’s Condensed Consolidated Balance Sheet.

(10)  Inventory

The components of inventory are as follows:

In thousands	June 30, 2004	December 31, 2003
FIFO (approximates current costs):
Finished goods	$172,181	$169,698
Work in process	31,939	26,224
Raw materials	96,406	80,137
	300,526	276,059
Excess FIFO cost over LIFO value	(12,711)	(12,784)
Inventory held for sale	(4,288)	(3,985)
Inventory	$283,527	$259,290

(11)  Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2004 are as follows:

In thousands	Industrial Components	Construction Materials	Automotive Components	Specialty Products	General Industry	Total
Balance as of January 1, 2004	$130,710	$32,433	$40,277	$897	$98,239	$302,556
Goodwill acquired during year	24,914	—	—	—	—	24,914
Purchase accounting adjustments	—	—	—	—	1,897	1,897
Currency translation	(67)	(224)	—	(13)	323	19
Balance as of June 30, 2004	$155,557	$32,209	$40,277	$884	$100,459	$329,386

The Company’s acquired other intangible assets as of June 30, 2004 are as follows:

In thousands	Acquired Cost	Accumulated Amortization	Net Book Value
Assets subject to amortization
Patents	$9,390	$(7,445)	$1,945
Software licenses	1,800	(728)	1,072
Tradenames	1,500	(850)	650
Other	10,390	(10,307)	83
Assets not subject to amortization
Trademarks	4,000	—	4,000
Balance as of June 30, 2004	$27,080	$(19,330)	$7,750

Estimated amortization expense for each of the next five years is as follows: $0.8 million in 2004, $0.8 million in 2005, $0.7 million in 2006, $0.5 million in 2007, and $0.3 million in 2008.

(12)  Retirement Plans and Other Postretirement Benefits

Components of net periodic benefit cost are as follows:

	Pension Benefits				Post-retirement Medical
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,

In thousands	2004	2003	2004	2003	2004	2003	2004	2003
Service costs	$1,403	$1,612	$2,806	$3,224	$1	$22	$2	$44
Discretionary credit	179	—	358	—	—	—	—	—
Interest cost	2,456	2,335	4,912	4,670	182	209	364	417
Expected return on plan assets	(2,511)	(2,544)	(5,022)	(5,088)	—	—	—	—
Amortization of the net actuarial loss	134	8	268	16	29	12	57	24
Amortization of prior service costs	(58)	(25)	(116)	(50)	—	—	—	—
Amortization of unrecognized net (asset) obligation	—	(47)	—	(95)	55	55	110	110
Curtailment (income) expense	—	68	—	135	—	(385)	—	(770)
Net periodic benefit costs	$1,603	$1,407	$3,206	$2,812	$267	$(87)	$533	$(175)

The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $8.1 million to $14.1 million to its pension plans in 2004, contingent on congressional pension funding relief.  As of June 30, 2004, contributions of $1.7 million had been made.  In April, 2004 the Pension Funding Equity Act of 2004 was signed into law.  Based on this act, the Company currently expects total 2004 contributions to fund its pension plan obligations will approximate $8.3 million.

The Company has contributed $4.5 million in the form of Company stock to its defined contribution plans in the first half of 2004.  Full year contributions are expected to approximate $9.0 million.

In May 2004, the FASB issued FASB Staff Position (“FSP”) No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.  In December 2003, the President signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”).  The Act provides subsidies to companies that offer prescription drug benefits that are at least actuarially equivalent to Medicare Part D.   FSP No. 106-2 supercedes FSP No. 106-1 which allowed companies to defer the effects of the Act.  FSP No. 106-2 requires companies to account for the effects of the Act on its accumulated postretirement benefit obligation either retrospectively to the date the Act was enacted or prospectively from the date of adoption depending on whether the effects of the Act are significant.  The Company has determined the benefits provided under its plan are not actuarially equivalent to Medicare Part D, thus the adoption of FSP 106-2 is not expected to have a material impact on its financial statements.

(13)  Other Long-Term Liabilities

The components of other long-term liabilities are as follows:

In thousands	June 30, 2004	December 31, 2003
Pension and other post-retirement obligations	$62,068	$62,968
Deferred taxes	35,460	37,678
Long-term warranty obligations	3,145	3,048
Other	3,323	1,432
Other long-term liabilities	$103,996	$105,126

(14)  Commitments and Contingencies

The Company is obligated under various noncancelable operating leases for certain facilities and equipment.  Future minimum lease payments under these arrangements in each of the next five years are approximately $8.0 million remaining in 2004, $12.6 million in 2005, $10.6 million in 2006, $9.1 million in 2007, $7.6 million in 2008, and $18.4 million thereafter.

At June 30, 2004, letters of credit amounting to $39.3 million were outstanding, primarily to provide security under insurance arrangements and certain borrowings.

The Company has financial guarantee lines in place for certain of its operations in Asia and Europe to facilitate working capital needs, customer performance and payment and warranty obligations.  At June 30, 2004, the Company had issued guarantees of $16.1 million, of which $9.2 million represents amounts recorded in current liabilities.  The fair value of these guarantees is estimated to equal the amount of the guarantees at June 30, 2004, due to their short-term nature.

The Company offers various warranty programs on its installed roofing systems, braking products, truck trailers, refrigerated truck bodies, and cheese making equipment.  The change in the Company’s aggregate product warranty liabilities for the period ended June 30 is as follows:

In thousands	2004	2003
Beginning reserve at December 31	$9,242	$9,045
Current year provision	6,393	8,155
Current year claims	(6,744)	(9,318)
Ending reserve at June 30	$8,891	$7,882

The amount of extended product warranty revenues recognized was $3.5 million and $6.8 million for the three and six months ended June 30, 2004, respectively, and $3.6 and $7.3 for the three and six months ended June 30, 2003, respectively.

The Company has entered into long-term purchase agreements for certain key raw materials expiring December 31, 2004.  Commitments are variable based on changes in commodity price indices.  Based on pricing in effect at June 30, 2004, commitments under these agreements total approximately $3.5 million.

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

(15)  Derivative Instruments and Hedging Activities

Carlisle is exposed to the impact of changes in interest rates and market values of its debt instruments, changes in raw material prices and foreign currency fluctuations.  From time to time, the Company may manage its interest rate exposure through the use of interest rate swaps to reduce volatility of cash flows, impact on earnings and to lower its cost of capital.  As of June 30, 2004, the Company had in place interest rate swaps with a notional amount of $75.0 million.  These contracts have been designated as fair value hedges and were deemed effective at the origination date and as of June 30, 2004.  The valuation of these contracts as of June 30, 2004 resulted in a liability of $1.0 million, included in other long-term liabilities on the Company’s Condensed Consolidated Balance Sheet, and a corresponding decrease in the fair value of the Company’s 7.25% senior notes, reflected in long-term debt.

Also in place at June 30, 2004 were certain currency hedges, designated as cash flow hedges, with a total notional amount of $6.0 million.  The fair value position of these contracts as of June 30, 2004 resulted in a net liability of $0.1 million.

(16)  Segment Information

Financial information for operations by reportable business segment is included in the following summary:

Three Months Ended June 30,	2004			2003*
In thousands	Sales	EBIT	EBIT % Sales	Sales	EBIT	EBIT % Sales
Industrial Components	$195,407	$21,888	11.2%	$172,594	$20,142	11.7%
Construction Materials	187,526	28,011	14.9%	154,421	21,989	14.2%
Automotive Components	50,341	(2,021)	-4.0%	48,941	2,600	5.3%
Transportation Products	40,023	2,551	6.4%	33,195	1,415	4.3%
Specialty Products	37,669	4,105	10.9%	36,386	1,724	4.7%
General Industry (All other)	129,694	12,215	9.4%	100,257	2,162	2.2%
Corporate	—	(4,421)	—	—	(3,473)	—
	$640,660	$62,328	9.7%	$545,794	$46,559	8.5%

Six Months Ended June 30,	2004			2003*
In thousands	Sales	EBIT	Assets	Sales	EBIT	Assets
Industrial Components	$387,591	$44,635	$487,934	$335,973	$39,263	$451,411
Construction Materials	310,326	34,567	335,878	252,860	28,302	287,333
Automotive Components	100,587	395	121,205	98,819	5,186	120,282
Transportation Products	72,664	3,481	52,561	61,282	2,331	53,243
Specialty Products	69,448	6,506	81,793	68,002	3,073	83,247
General Industry (All other)	253,495	21,928	364,658	195,857	7,751	348,197
Corporate	—	(8,589)	58,979	—	(8,972)	90,490
	$1,194,111	$102,923	$1,503,008	$1,012,793	$76,934	$1,434,203

* 2003 figures have been revised to exclude sales, EBIT and assets held for sale of discontinued operations. See notes 2 and 6.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Executive Summary

Carlisle Companies Incorporated (“Carlisle” or the “Company”) is a diversified manufacturing company focused on achieving profitable growth internally through new product development and product line extensions and externally through acquisitions that complement our existing technologies, products and market channels.  The Company has thirteen operating companies serving a variety of niche markets.  While Carlisle has offshore manufacturing operations, our markets are primarily in North America.  Management focuses on continued year-over-year improvement in sales and earnings, return on capital employed and return on shareholders’ equity.  Resources are allocated among these businesses based on assessments of their ability to obtain leadership positions in the markets they serve.

The Company recognized record sales and income in the second quarter and first six months of 2004.  The increase in sales and income was evident in most business segments.  Net sales from continuing operations in the second quarter and first six months of 2004 increased 17% and 18% over the same periods in 2003, respectively.  The factors contributing to this increase were improving markets, new products, market share gains, selling price increases, and to a lesser extent, foreign exchange.  Income from continuing operations of $39.2 million increased 36% from the second quarter 2003 and income from continuing operations of $64.2 million in the first six months was 40% above the same period in 2003.  Selling price increases of $6.8 million in the second quarter 2004 over the second quarter 2003 were not enough to offset raw material prices increases of $10.9 over the same period.  Through the first six months of 2004, selling price increases of $7.1 million were less than half of the $16.0 million increase in the price of raw materials.  Raw material prices are expected to continue rising in subsequent quarters.  The Company will continue to attempt to recover these costs through higher selling prices; however, the ability to raise prices is dependent on competitive and economic conditions beyond the Company’s control.  It is also uncertain what impact the rise in raw material costs and the future availability of raw materials will have on the markets Carlisle serves.

In keeping with the Company’s focus to reorganize and realign its businesses through exit and disposal and consolidation opportunities, Carlisle classified three operations in the Industrial Components, Automotive Components, and General Industry segments as discontinued operations.  All three operations met the criteria in accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets”.

Sales and Earnings

Consolidated

Net sales of $640.7 million in the second quarter 2004 exceeded second quarter 2003 sales of $545.8 million by 17%, or $94.9 million.  Strong organic sales growth (organic growth excludes the effects of acquisitions, discontinued operations and divestitures made within the most recent twelve months) of $93.3 million, or 17% included $2.9 million of favorable changes in foreign currency rates.  Acquisition growth of $4.7 million in the General Industry segment was partially offset by the divestiture of Motion Control’s spring brake business in December 2003.  Net sales for this divestiture in the second quarter 2003 were $3.1 million.  The growth in net sales was primarily attributable to the Construction Materials, General Industry and Industrial Components segments.

Income from continuing operations in the second quarter 2004 was $39.2 million, or $1.25 per diluted share, compared to the second quarter 2003 income from continuing operations of $28.8 million, or $0.94 per diluted share.  Net income of $37.4 million, or $1.19 per diluted share, was 31% above the second quarter 2003 and included $1.8 million or $0.06 per diluted share of losses from discontinued operations.  Net income for the second quarter 2003 was $28.6 million, or $0.93 per diluted share, which included $0.2 million or $0.01 per diluted share of income from discontinued operations.  With the exception of the Automotive Components segment, earnings before interest and income taxes (“EBIT” or “earnings”) were higher in each of the Company’s operating segments.  The impact of changes in foreign currency rates on net income was negligible.

Income from continuing operations in the second quarter 2004 included $0.01 per diluted share of exit and disposal expenses, compared to $0.03 per diluted share charge in the second quarter 2003.  Income from continuing operations in the first six months of 2004 included $0.03 per diluted share of exit and disposal expenses primarily at Carlisle operations in the Automotive Components and General Industry segments, and compare to $0.04 per diluted share in the first six months of 2003.  These charges exclude the impact of reorganization expenses at Carlisle’s 25% owned European roofing joint venture “Icopal” incurred in the first quarter 2004.  Exit and disposal costs represent specific programs identified by Carlisle operations to reduce expense, improve productivity, and consolidate facilities.  Although Carlisle does not have a formal restructuring plan, the Company continues to evaluate exit and disposal opportunities.

Operating Segments

The following table summarizes segment net sales and EBIT.  The amounts for each segment should be referred to in conjunction with the applicable discussion below.

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
In thousands, except percentages	2004	2003*	Amount	Percent	2004	2003*	Amount	Percent
Net Sales

Industrial Components	$195,407	$172,594	$22,813	13.2%	$387,591	$335,973	$51,618	15.4%
Construction Materials	187,526	154,421	33,105	21.4%	310,326	252,860	57,466	22.7%
Automotive Components	50,341	48,941	1,400	2.9%	100,587	98,819	1,768	1.8%
Transportation Products	40,023	33,195	6,828	20.6%	72,664	61,282	11,382	18.6%
Specialty Products	37,669	36,386	1,283	3.5%	69,448	68,002	1,446	2.1%
General Industry (All other)	129,694	100,257	29,437	29.4%	253,495	195,857	57,638	29.4%
Corporate	—	—	—	—	—	—	—	—
	$640,660	$545,794	$94,866	17.4%	$1,194,111	$1,012,793	$181,318	17.9%

Earnings Before Interest and Income Taxes

Industrial Components	$21,888	$20,142	$1,746	8.7%	$44,635	$39,263	$5,372	13.7%
Construction Materials	28,011	21,989	6,022	27.4%	34,567	28,302	6,265	22.1%
Automotive Components	(2,021)	2,600	(4,621)	-177.7%	395	5,186	(4,791)	-92.4%
Transportation Products	2,551	1,415	1,136	80.3%	3,481	2,331	1,150	49.3%
Specialty Products	4,105	1,724	2,381	138.1%	6,506	3,073	3,433	111.7%
General Industry (All other)	12,215	2,162	10,053	465.0%	21,928	7,751	14,177	182.9%
Corporate	(4,421)	(3,473)	(948)	-27.3%	(8,589)	(8,972)	383	4.3%
	$62,328	$46,559	$15,769	33.9%	$102,923	$76,934	$25,989	33.8%

* 2003 figures have been revised to exclude sales and EBIT of discontinued operations.

Industrial Components

Segment net sales in the second quarter 2004 were above the second quarter 2003 as both Carlisle Tire & Wheel Company and Carlisle Power Transmission net sales were 13% above prior year levels.  Most of the increase at Carlisle Tire & Wheel Company was in the commercial outdoor power equipment market, styled wheels in automotive aftermarket and ATV tires and wheels.  Crager and Unique brand styled wheels sustained above average growth and increased business at original equipment manufacturers accounted for the improvement in ATV sales.  The majority of the increase at Carlisle Power Transmission was higher sales in the lawn and grounds care, agricultural and wholesale belt markets.  Sales to most of the major customers in the lawn and grounds care and the wholesale belt markets were above the second quarter 2003.  Second quarter 2004 EBIT was 9% above the second quarter 2003.  In relation to the strong sales growth, the earnings results were disappointing and reflect price increases for steel in the wheel business and oil-based commodities used in the tire manufacturing process.  Selling price increases were more than offset by the continuing rise in raw material costs occurring in the global economy.  Also contributing to the margin erosion was reduced production efficiencies due to increased schedule changes required to support the strong sales demand and the ramp up of production at the China operation.

Net sales through the first six months of 2004 were 15% above the same period of 2003.  Carlisle Tire & Wheel net sales were up 16% and Carlisle Power Transmission net sales were 15% higher, with most of the increase occurring in the same categories previously mentioned.  EBIT in the first six months 2004 was 14% above the first six months of 2003 and was primarily driven by the increase in sales volume, as raw material price increases have more than offset selling price increases.  Efforts are continuing to recover as much of the raw material inflation as possible through price increases or steel surcharges.  While the Company is optimistic about recovering most of the increases in raw material cost through these efforts, its ability may be limited based on competitive and economic conditions beyond its control.  Net sales and earnings in this segment are generally higher in the first half of the year due to peak sales volume in the outdoor power equipment market.

Construction Materials

Net sales in the second quarter were 21% above the second quarter 2003 with higher sales in all product lines, especially in North American sales of commercial roofing, which accounted for approximately two-thirds of the increase.  Demand in the second quarter in key roofing markets (Northeast and Midwest) drove large increases over prior year.  The economies have recovered favorably in these markets and were, in part, aided by a relatively rough winter.  Additionally, Carlisle SynTec’s investment in re-roofing products and supporting programs are having positive results.  Second quarter 2004 EBIT was 27% above the second quarter 2003.  The improvement includes a $4.9 million or 23% increase in earnings at Carlisle SynTec, and a $1.1 million improvement in earnings at Carlisle’s European roofing joint venture (“Icopal”).  The improvement in EBIT at Carlisle SynTec was primarily due to the significant increase in net sales, despite the fact that higher prices for raw materials exceeded selling price increases.  Gains on insurance recoveries of $1.9 million in the second quarter 2004 and $2.1 million in the second quarter 2003 related to fires that occurred in 2002 at two small coatings and waterproofing manufacturing plants at Carlisle SynTec.  These gains are classified as “other (income) expense, net” on the Company’s Condensed Consolidated Statements of Earnings and Comprehensive Income.

Net sales in the first six months 2004 were 23% above the same period in 2003 as all product lines showed improvement.  Approximately 62% of the increase was attributable to North American sales of commercial roofing.  Activity in the commercial roofing industry has been running favorable to a year ago and there is optimism throughout the industry that strong demand will continue into the remainder of the year.  The 22% EBIT improvement is primarily a result of increased sales volume.  Higher sales volumes helped to offset the effects of higher raw material costs and manufacturing start-up expenses at Carlisle SynTec’s new insulation plant in Lake City, Florida.  Net sales and earnings in this segment are generally higher in the second and third quarters of the year due to increased construction activity during these periods; however, the rise in the costs and availability of raw materials are expected to apply pressure to future operating results.  Selling price increases have been announced in an effort to offset higher raw material costs; however, the full extent of these increases remains uncertain.

Automotive Components

Net sales were 3% above the second quarter 2003.  The increase in net sales was primarily a result of increased business at foreign owned manufacturers, partially offset by lower sales to domestic manufacturers, and price reductions of approximately 2% reflecting negotiated terms in certain long-term agreements.  The $2.0 million EBIT loss in the second quarter 2004 compares to earnings of $2.6 million in the second quarter 2003.  Contributing to the loss was approximately $3.4 million in charges associated with excess manufacturing and inspection costs resulting from the acceptance of a transferred program in which the tooling provided by the customer was defective.  Negotiations with the customer are ongoing.  Unfavorable manufacturing overhead costs at several plants and additional exit and disposal costs at Carlisle Engineered Products’ Erie-Bundy Park plant also contributed to the poor performance in the second quarter 2004.

Net sales through the first six months of 2004 were 2% above the same period in 2003 and reflect additional business with foreign owned manufacturers, partially offset by reduced selling prices in accordance with negotiated terms in certain long-term agreements.  As these agreements near expiration, the expected launch of new programs should help mitigate the impact of reduced selling prices.  Approximately $4.7 million of the decline in segment EBIT was a result of the aforementioned transferred program.  The remaining decrease was a result of unabsorbed plant overhead costs and costs associated with closing the Erie-Bundy Park plant.  Higher costs associated with the introduction of new production programs could continue to adversely impact earnings for this segment in subsequent quarters.  Net sales and earnings in the Automotive Components segment are generally higher in the first six months of the year due to the automotive build schedule.

Transportation Products

The 21% improvement in net sales in the second quarter 2004 was a result of higher sales of large construction trailers, pneumatic bulk trailers, steel dumps, live-bottom and specialized trailers.  Selling price surcharges were implemented in March 2004, which partially offset raw material price increases in the second quarter 2004.  The 80% increase in EBIT was primarily a result of increased sales, a favorable sales mix, selling price increases and lower manufacturing costs due to improved efficiencies on higher production volume.

Transportation Products net sales through the first six months of 2004 were 19% above the first six months of 2003, with the increase occurring in the same product lines previously mentioned.  Segment EBIT in the first six months was 49% above the same period in 2003.  Sales volume, a favorable sales mix and better factory utilization accounted for the increase in EBIT.  Partially offsetting these items were steep rises in steel prices and other raw materials.  These, in turn, were partially offset by selling price surcharges implemented in the latter part of the first quarter 2004.  Prices for sheet steel, tube and structural products appear to have leveled off and average pricing has remained relatively the same for the last few months, but the price for steel products is significantly higher than a year ago.  Steel supply and pricing may have an adverse effect on future earnings in this segment.

Specialty Products

Net sales in the second quarter 2004 were 4% above the second quarter 2003.  This increase was driven by demand in the OEM and aftermarket for braking systems for off-highway and industrial equipment products.  Organic sales growth in this segment was 12% in the second quarter 2004.  The second quarter 2003 net sales included $3.1 million of sales from Carlisle Motion Control’s spring brake business which was divested in December, 2003.  Second quarter EBIT was 138% above the second quarter 2003 as a result of improved manufacturing efficiencies, lower selling and administrative expenses and the divestiture of the spring brake business which lost $0.4 million in the second quarter 2003.

Net sales through the first six months of 2004 were slightly above the same period in 2003.  The first six months of 2003 included $5.4 million of sales from Carlisle Motion Control’s spring brake business which was divested in December, 2003.  Organic sales growth was 10% excluding the spring brake sales from the first six months of 2003 net sales.  The increase in organic sales is primarily due to the strength in the industrial and off-highway markets.  Sales levels and order bookings in the industrial friction and off-highway brake business are at all time highs with strong backlogs continuing into the third quarter.  The 112% improvement in EBIT was primarily a result of improved operating and manufacturing efficiencies, lower research and development and selling and administrative expenses.  Most of the savings were generated through the consolidation of the business units in this segment under one management team.  Also contributing to the improvement was the sale of the spring brake business in December, 2003, as this operation had an EBIT loss of $0.8 million through the first six months 2003.

General Industry (All Other)

General Industry net sales in the second quarter 2004 were 29% above the second quarter 2003.  Carlisle Process Systems accounted for 63% of the sales growth in the second quarter as a result of increased purchases of cheese and powder capital equipment by dairy and food processors.  Carlisle FoodService net sales were 23% above the second quarter 2003 with the acquisition of Flo-Pac in May 2003 accounting for approximately 61% of the increase.  Organic sales growth of 9% was a result of increased demand for foodservice products.  Net sales at Tensolite in the second quarter 2004 were 26% above last year on increased sales in all product lines.  Carlisle Walker net sales in the second quarter 2004 were 7% below the second quarter 2003 due to lower demand in the Walker Equipment operation.  Johnson Truck Bodies net sales in the second quarter 2004 were the same as the second quarter 2003.

Segment EBIT was significantly above the second quarter 2003 as most operations improved their earnings performance. Approximately 63% of the improvement in 2004 was at Carlisle Process Systems due to the increase in sales volume.  The 17% increase at Carlisle FoodService was primarily a result of the acquisition of Flo-Pac.  Second quarter EBIT at Tensolite was significantly higher than the second quarter 2003 and is a result of higher sales volume and exit and disposal costs incurred in the second quarter 2003.  Segment earnings in second quarter 2004 included a $0.1 million charge for exit and disposal costs.  This compares to $1.3 million in the second quarter 2003.

Net sales in General Industry in the first six months of 2004 were 29% above the first six months of 2003.  Carlisle Process Systems accounted for slightly over half of the sales growth in the first six months.  Carlisle FoodService net sales were 29% above the first six months of 2003 with the acquisition of Flo-Pac in May 2003 accounting for approximately 63% of the increase.  Organic sales growth of 11% was a result of increased demand for foodservice products.  Net sales at Tensolite in the first six months of 2004 were 29% above last year on increased sales in all product lines.  Carlisle Walker net sales in the first six months of 2004 were slightly below the same period in 2003 due to lower demand in the Walker Equipment operation.  Johnson Truck Bodies net sales were 4% above the first six months of 2003.

The first six months 2004 EBIT in the General Industry segment were 183% above the same period in 2003 as most operations showed improvement.  Carlisle Process Systems accounted for slightly over half of the increase due to higher sales, improved margins through manufacturing efficiencies and reduced selling and administrative expenses.  Carlisle FoodService earnings improved 27% in the first six months of 2004 compared to the same period in 2003 and were primarily due to the acquisition of Flo-Pac.  Tensolite earnings in the first six months of 2004 were 29% above the first six months of 2003 as a result of increased sales volume and exit and disposal costs incurred in the first six months of 2003.  Segment earnings in first half of 2004 included a $0.6 million charge for exit and disposal costs.  This compares to $1.4 million in the first six months of 2003.

Acquisitions

On June 30, 2004, Carlisle announced the acquisition of the specialty tire and wheel business of Trintex Corporation, North America’s leading manufacturer of semi-pneumatic tires and wheels for the lawn and garden and industrial markets.  Trintex sales were approximately $33 million in 2003. Trintex’s positive addition to Carlisle’s portfolio extends our product line offering to the specialty tire and wheel markets.  This acquisition is included in the Industrial Components segment as part of Carlisle Tire & Wheel’s operations.

Financial Results

Gross margin (net sales less cost of goods sold expressed as a percent of net sales) in the second quarter 2004 was 19.1%, compared to 18.5% in the second quarter 2003.  The increase in margin was primarily due to increase in sales volume, production efficiencies through higher utilization and lower exit and disposal charges, partially offset by significant raw material price increases for oil-based commodities and steel products.  Raw material costs were approximately $10.9 million higher in the second quarter 2004 than in the second quarter 2003 which more than offset selling price increases in the amount of $6.8 million over the same period.  The second quarter 2004 gross margin included $0.4 million of exit and disposal costs compared to $1.1 million in the second quarter 2003.  The second quarter 2004 plant utilization of 77% was favorable to 75% in the second quarter 2003.  Gross margin in the first six months of 2004 of 19.1% was slightly above 18.9% in the first six months of 2003 and is a result of sales volume and production efficiencies, partially offset by raw material price increases.  Raw material costs in the first six months 2004 were approximately $16.0 million above the same period in 2003 and more than offset selling price increases of $7.1 million.  Exit and disposal charges were relatively the same in the first six months 2004 and 2003.

Selling and administrative expenses of $57.8 million in the second quarter 2004 were 8.2% above $53.4 million in the second quarter 2003 primarily as a result of variable expenses that fluctuate with sales volume and acquisitions.  Selling and administrative expenses, as a percent of net sales, of 9.0% in the second quarter 2004 were below 9.8% recorded in the second quarter 2003.  Expenses through the first six months 2004 of $114.5 million are 9% above the same period a year ago.  Most of the increase was a result of variable expenses associated with sales volume and acquisitions.  As a percent of net sales, selling and administrative expenses were 9.6% of sales compared to 10.4% in 2003.  The lower selling and administrative expenses as a percent of net sales was a result of cost control measures and reorganization actions.

Other income (expense) of $2.6 million in the second quarter 2004 was below $3.6 million in the second quarter 2003.  Most of the decrease related to a $1.7 million foreign exchange gain on the settlement of long-term loans denominated in foreign currencies in the second quarter 2003.  This was partially offset by a $1.1 million increase in earnings in the second quarter 2004 from the Company’s 25% equity share of income at Icopal.  Other expense of $0.9 million in the first six months 2004 compares to income of $0.5 million in the first six months 2003.  The deviation between the periods was primarily the effect of the foreign exchange gain on the settlement of long-term loans denominated in foreign currencies in 2003.

Interest expense, net of $4.2 million in the second quarter 2004 was $1.0 million above $3.2 million in the second quarter 2003 primarily as a result of interest expense associated with the completion of a capital lease project.  Capitalized interest costs and the effects of interest rate swaps resulted in a reduction of interest expense compared to the second quarter of 2003 but were offset by lower interest income.  Interest expense, net in the first six months of 2004 was essentially the same as the same period in 2003.  Lower average borrowings and the effects of interest rate swaps resulted in lower interest expense year-over-year but were offset by lower interest income and higher interest expense associated with the aforementioned capital lease.

Receivables of $260.0 million at June 30, 2004 increased $46.5 million from $213.5 million at December 31, 2003.  The increase was primarily a result of higher sales volume, partially offset by a $38.0 million increase in the utilization of the Company’s accounts receivable securitization program bringing total receivables sold through the program to $105.0 million at June 30, 2004.

Inventories, valued primarily by the last-in, first-out (“LIFO”) method, were $283.5 million as of June 30, 2004, up from $259.3 million at December 31, 2003.  The increase was primarily in the Construction Materials and General Industry segments to support increased sales demand.

Accounts payable of $208.6 million at June 30, 2004 were $32.3 million above $176.3 million at December 31, 2003 due primarily to increased purchases of materials and supplies to keep pace with the increase in sales volume.

Liquidity and Capital Resources

Sources and Uses of Cash

	Six Months Ended June 30,
In thousands	2004	2003
Net cash provided by operating activities	$56,658	$31,790
Net cash used in investing activities	(53,889)	(49,255)
Net cash (used in) provided by financing activities	(12,104)	20,575
Net cash used in discontinued operations	(220)	(116)
Effect of exchange rate changes on cash	(99)	(904)
Change in cash and cash equivalents	$(9,654)	$2,090

Net cash provided by operating activities in the first half of 2004 was $56.7 million compared to $31.8 million in the first half of 2003.  The $24.9 million improvement was a result of an increase in the utilization of the Company’s securitization program.  An increase in net income was more than offset by an increase in working capital necessary to support increased revenues.

Cash used in investing activities was $53.9 million in the first six months of 2004 compared to $49.3 million in the first six months of 2003.  Capital expenditures were $18.2 million higher than in the prior year primarily as a result of plant expansion projects in the Construction Materials segment.  Offsetting higher capital expenditures were proceeds received primarily from the sale of property acquired as part of the Flo-Pac acquisition.  The proceeds received from this sale are intended to be used for the purchase of real property in the Construction Materials and General Industry segments in 2004.

Cash used in financing activities was $12.1 million in the first six months of 2004 compared to cash provided from financing activities of $20.6 million in 2003.  The change is a result of a decrease in borrowings associated with an increase in the utilization of the Company’s securitization program, which is classified as cash provided by operating activities.

Carlisle maintains a $250.0 million revolving credit facility, which was fully available at June 30, 2004.  The Company also maintains with various financial institutions $25.0 million in committed lines of credit and a $55.0 million uncommitted line of credit which were also fully available as of June 30, 2004.  At June 30, 2004, $20.0 million was available under the Company’s $125.0 million receivables facility.

The following table quantifies certain contractual cash obligations and commercial commitments at June 30, 2004:

In thousands	Total	Remaining in 2004	2005	2006	2007	2008	Thereafter
Short-term credit lines and long-term debt	$290,867	$7,028	$1,071	$532	$150,255	$112,984	$18,997
Interest on long-term debt (1)	220,206	$11,425	$23,163	$23,592	$15,052	$9,533	$137,441
Noncancellable operating leases	66,184	7,956	12,588	10,551	9,107	7,565	18,417
Purchase obligations	3,506	3,506	—	—	—	—	—
Total Commitments	$580,763	$29,915	$36,822	$34,675	$174,414	$130,082	$174,855

(1) Future expected interest payments are calculated based on the stated rate for fixed rate debt and the effective interest rate as of June 30, 2004 for variable rate debt.

The above table does not include $104.0 million of other long-term liabilities.  Other long-term liabilities consist primarily of pension, post-retirement, deferred income tax and warranty obligations.  Due to factors such as return on plan assets, disbursements, contributions, and timing of warranty claims, it is not estimable when these will become due.

The Company has entered into long-term purchase agreements for certain key raw materials expiring December 31, 2004.  Commitments are variable based on changes in commodity price indices.  Based on pricing in effect at June 30, 2004, commitments under these agreements total approximately $3.5 million.

At June 30, 2004, letters of credit amounting to $39.3 million were outstanding, primarily to provide security under insurance arrangements and certain borrowings.

The Company has financial guarantee lines in place for certain of its operations in Asia and Europe to facilitate working capital needs, customer performance and payment and warranty obligations.  At June 30, 2004, the Company had issued guarantees of $16.1 million, of which $9.2 million represents amounts recorded in current liabilities.  The fair value of these guarantees is estimated to equal the amount of the guarantees at June 30, 2004, due to their short-term nature.

The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $8.1 million to $14.1 million to its pension plans in 2004, contingent on congressional pension funding relief.  As of June 30, 2004, contributions of $1.7 million had been made.  In April, 2004, the Pension Funding Equity Act of 2004 was signed into law.  Based on this act, the Company currently expects total contributions to fund its pension plan obligations will approximate $8.3 million in 2004.  The Company has contributed $4.5 million in the form of Company stock to its defined contribution plans in the first half of 2004.  Full year contributions are expected to approximate $9.0 million.

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

Backlog

Total backlog from continuing operations at June 30, 2004 of $403.2 million was 31% above $307.2 million as of June 30, 2003.  Most segments, especially General Industry and Construction Materials, reported higher backlog positions in June 2004 as compared to June 2003.  Approximately 38% or $36.8 million of the increase from June 30, 2003 was in the General Industry segment and was primarily a result of a $70.0 million order received at Carlisle Process Systems in December 2003 for a new cheese and whey production facility in New Mexico.  Due to the nature of the orders at Carlisle Process Systems, backlog can include capital equipment orders for a period of twelve to twenty-four months.  As compared to March 31, 2004, backlog decreased $23.9 million as a result of order settlements in the General Industry segment and the seasonality of orders.

The Company defines backlog as open orders, which may be shipped within a range of a few days to two years.  Backlog is dependant on market conditions, which vary greatly between industries and throughout the year.  While management utilizes this measurement to monitor and plan future operations, its variant nature is considered in conjunction with other operational and market conditions.

Discontinued Operations and Assets Held for Sale

As of June 30, 2004, in ongoing efforts to streamline its businesses, the Company identified three operations it plans to sell. These operations include the Trenton, South Carolina operation of Carlisle Tire & Wheel Company in the Industrial Components segment, the rubber operations of Carlisle Engineered Products in the Automotive Components segment, and the pottery business of Carlisle FoodService in the General Industry segment.  Carlisle is actively marketing these operations and conducting other actions required to complete the sale.  The Company expects the sale of these operations to be completed no later than June 30, 2005.  All three operations met the criteria in accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets”. Total assets held for sale by segment are as follows:

In thousands	June 30, 2004	December 31, 2003
Assets held for sale by segment:
Industrial Components	$5,343	$5,133
Automotive Components	5,621	5,502
General Industry	3,214	3,975
Total assets held for sale	$14,178	$14,610

The major classes of assets and liabilities held for sale included in the Company’s Condensed Consolidated Balance Sheet are as follows:

In thousands	June 30, 2004	December 31, 2003
Assets held for sale:
Accounts receivable	$4,353	$5,295
Inventory	4,288	3,985
Prepaid expenses and other current assets	430	316
Total current assets held for sale	9,071	9,596
Property, plant and equipment, net	5,107	5,014
Total assets held for sale	$14,178	$14,610
Liabilities associated with assets held for sale
Accounts payable	$1,901	$1,622
Accrued expenses	927	876
Total liabilities associated with assets held for sale	$2,828	$2,498

Net sales and EBIT from discontinued operations by segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2004	2003	2004	2003
Net sales:
Industrial Components	$2,185	$2,484	$5,773	$4,374
Automotive Components	4,733	5,561	9,600	12,019
General Industry	438	574	845	915
Net sales from discontinued operations	$7,356	$8,619	$16,218	$17,308
Earnings (loss) before interest and income taxes:
Industrial Components	$(2,071)	$115	$(3,263)	$106
Automotive Components	(142)	137	(138)	697
General Industry	(526)	(625)	(1,178)	(1,216)
EBIT from discontinued operations	$(2,739)	$(373)	$(4,579)	$(413)

Included in EBIT for the three and six months ended June 30, 2004 is a $0.5 million write down to fair value of the assets held for sale in the Industrial Components segment.

Exit and Disposal Activities

The following table represents the effects of exit and disposal activities not related to discontinued operations on the Company’s Condensed Consolidated Statements of Earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2004	2003	2004	2003
Cost of goods sold	$371	$1,092	$1,101	$1,222
Selling and administrative expenses	117	476	316	680
Total exit and disposal	$488	$1,568	$1,417	$1,902

Exit and disposal activities by type of charge were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2004	2003	2004	2003
Termination benefits	$131	$1,239	$251	$1,573
Contract termination costs	120	279	219	279
Other associated costs*	237	50	947	50
Total exit and disposal activities	$488	$1,568	$1,417	$1,902

* Other associated costs primarily relate to relocation of employees and equipment.

No significant liabilities were initially established, nor were any significant liabilities remaining as of June 30, 2004 related to these activities.

Exit and disposal activities by segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2004	2003	2004	2003
Total by segment
Industrial Components	$66	$199	$189	$318
Automotive Components	280	—	524	—
Specialty Products	37	46	97	172
General Industry	105	1,323	607	1,412
Total exit and disposal activities	$488	$1,568	$1,417	$1,902

Industrial Components:

Exit and disposal activities in the Industrial Components segment relate to the consolidation of the management teams of Carlisle Tire & Wheel Company and Carlisle Power Transmission.  Total expenses to be incurred with this project are expected to approximate $1.0 million. Since these activities were initiated in January 2003, $0.9 million has been expensed; $0.7 million occurring in 2003 and $0.2 million in the first half of 2004, of which $0.1 million occurred in the second quarter of 2004.  Activities under this plan involve employee terminations and relocation.  To date, termination benefits in the amount of $0.7 million and relocation costs of $0.2 million have been paid.  The Company estimates it will spend an additional $0.1 million before year-end primarily related to relocation costs.  The Company has already begun to realize cost savings as a result of this consolidation.  Annual savings are expected to approximate $0.4 million, primarily as a result of the reduction of administrative staff, beginning in 2005.

Automotive Components:

Exit and disposal activities in the Automotive Components segment were related to the Carlisle Engineered Products closure of its Erie-Bundy Park, Pennsylvania facility.  These activities were initiated in the third quarter of 2003 in efforts to cut costs and gain efficiencies by relocating the equipment to other locations.  The total cost of these activities is estimated to be $4.2 million.  To date, $4.1 million has been incurred relating to these activities; $3.6 million occurring in 2003 and $0.5 million in the first six months of 2004, of which $0.3 million occurred in the second quarter of 2004.  Of the total amount expensed to date, $1.9 million relates to termination benefits paid and $0.8 million resulted from fixed asset write-downs.  The remaining $1.4 million relates primarily to the relocation of equipment and inspection fees related to products manufactured by relocated equipment.  The Company expects the remaining activities to be completed by year-end at an additional cost of $0.1 million.   The Company expects to save approximately $2.2 million annually in lower production costs.

Specialty Products:

Exit and disposal activities in 2004 within the Specialty Products segment relate primarily to grievances associated with the closure of the Company’s Ridgeway, Pennsylvania facility which closed in the first quarter of 2002.  Other activities in 2004 included the closure of a testing facility and costs associated with the sale of its spring brake business in December 2003.  The Company believes these activities to be complete and does not expect to incur any additional costs.  Exit and disposal activities in the three and six months ended June 30, 2003 relate primarily to termination benefits paid associated with the consolidation of the management teams of Carlisle Industrial Brake and Friction and Carlisle Motion Control.  As a result of this reorganization, the Company estimates its savings at approximately $0.5 million annually.

General Industry:

Exit and disposal activities in General Industry primarily relate to the consolidation of the Flo-Pac operations into Carlisle FoodService following the May 2003 acquisition.  This plan included the sale of property acquired, the termination of employees, and the relocation of equipment and employees to other facilities.  The total cost incurred was $1.8 million.  Of this amount, $0.9 million has been recorded as goodwill in accordance with Emerging Issues Task Force (“EITF”) 95-3, Recognition of Liabilities in Connection with a Business Combination.  Cost not applicable to EITF 95-3 associated with these activities was $0.9 million, the majority of which related to relocation costs and severance of employees at existing locations.  As of June 30, 2004, the Company had completed these activities.

Exit and disposal activities of $1.4 million in the first half of 2003 in General Industry related to the consolidation of operations within the Company’s life science businesses and the shut down of a Tensolite facility in Mexico as well as additional costs associated with the closure of its Vermont facility which occurred in 2001.  The majority of these costs related to termination benefits of $1.1 million.  Costs associated with the termination of a lease in Vermont accounted primarily for the remaining $0.3 million The company estimates its savings at approximately $1.1 million annually from the shut down of the Mexico facility and $0.6 million annually from the consolidation of its life science businesses.

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

New Accounting Pronouncements

The adoption of new accounting pronouncements in the first quarter 2004 did not have a material impact on the Company’s statement of earnings or financial position. The pronouncements included: FASB Interpretation No. 46(R) (“FIN 46R”), Consolidation of Variable Interest Entities. This interpretation addresses the consolidation of Variable Interest Entities (“VIE”) as defined by FIN 46R.  The Company’s adoption of this pronouncement in the first quarter of 2004 did not have an impact on its statement of earnings or financial position.

In May 2004, the FASB issued FASB Staff Position (“FSP”) No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.  In December 2003, the President signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”).  The Act provides subsidies to companies that offer prescription drug benefits that are at least actuarially equivalent to Medicare Part D.   FSP No. 106-2 requires companies to account for the effects of the Act on its accumulated postretirement benefit obligation either retrospectively to the date the Act was enacted or prospectively from the date of adoption depending on whether the effects of the Act are significant.  The Company has determined the benefits provided under its plan are not actuarially equivalent to Medicare Part D, thus the adoption of FSP 106-2 is not expected to have a material impact on its financial statements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Carlisle is exposed to the impact of changes in interest rates and market values of its debt instruments, changes in raw material prices and foreign currency fluctuations.  From time to time, the Company may manage its interest rate exposure through the use of interest rate swaps to reduce volatility of cash flows, impact on net income or to lower its cost of capital.  As of June 30, 2004, the Company had in place interest rate swap agreements with a total notional amount of $75.0 million, designated as fair value hedges, to hedge the market risk associated with a portion of its fixed-rate debt.

The Company’s operations use certain commodities such as plastics, carbon black, synthetic and natural rubber and steel.  As such, the Company’s cost of operations is subject to fluctuations as the markets for these commodities change.  The Company monitors these risks, but currently has no derivative contracts in place to hedge these risks.

International operations are exposed to translation risk when the local currency financial statements are translated into U.S. dollars.  Carlisle monitors this risk, but at June 30, 2004 had no translation risk hedges in place.  Overall, currency valuation risk is considered minimal; however, as of June 30, 2004 the Company did have currency hedges in place with a total notional amount of $6.0 million for the purpose of hedging cash flow risk associated with certain customer payment schedules.  Less than 12% of the Company’s revenues for the six months ended June 30, 2004 are in currencies other than the U.S. dollar.

Item 4. Controls and Procedures

(a) Under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation and as of June 30, 2004, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective.

(b) There were no significant changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (a) above that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 4.	Submission of matters to a vote of security holders

(a)	The Company’s 2004 Annual Meeting of Shareholders was held on April 20, 2004.

(b)	At the 2004 Annual Meeting of Shareholders, the election of three directors were approved as follows:

	Director	For	Against	Withheld	Non-Vote
	Donald G. Calder	29,799,372	—	2,199,910	—
	Robin S. Callahan	29,850,078	—	2,149,203	—
	Eriberto R. Scocimara	31,484,044	—	515,237	—

(c)	At the 2004 Annual Meeting of Shareholders, a proposal to amend and restate the Company’s Executive Incentive Program was approved as follows:

	Proposal	For	Against	Withheld	Non-Vote
	Amend and Restate Executive Incentive Program	24,772,354	2,803,029	373,211	4,050,687

(d)	At the 2004 Annual Meeting of Shareholders, a proposal to adopt the Company’s Senior Management Incentive Compensation Plan was approved as follows:

	Proposal	For	Against	Withheld	Non-Vote
	Adopt Senior Management Incentive Compensation Plan	27,969,857	3,621,662	407,762	—

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits applicable to the filing of this report are as follows:

(10.1)	Amended and Restated Executive Incentive Program filed with the Company’s definitive Proxy Statement dated March 11, 2004 and incorporated herein by reference

(10.2)	Senior Management Incentive Compensation Plan filed with the Company’s definitive Proxy Statement dated March 11, 2004 and incorporated herein by reference

(12)	Ratio of Earnings to Fixed Charges

(31.1)	Rule 13a-14(a)/15d-14(a) Certifications

(31.2)	Rule 13a-14(a)/15d-14(a) Certifications

(32)	Section 1350 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(c)	Report on Form 8-K:

On April 15, 2004, the Company furnished to the Commission on Form 8-K the Company’s press release reporting earnings for the quarter ended March 31, 2004.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Carlisle Companies Incorporated

Date: August 04, 2004	By:	/s/ Carol P. Lowe
Name: Carol P. Lowe
Title: Vice President and Chief Financial Officer