Form 10-Q/A
period 2004-06-30
CARLISLE COMPANIES INC
filed 2004-08-26
CIK 790051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q/A

(AMENDMENT No.1)

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

Explanatory Note

This Amendment No. 1 to Carlisle Companies Incorporated’s (“Carlisle” or the “Company”) Quarterly Report of Form 10-Q/A for the quarterly period ended June 30, 2004 amends and restates Management’s Discussion and Analysis (“MD&A”), or Item 2 of Part I of the original Form 10-Q, to reduce the interest commitment on long-term debt included in the table of contractual cash obligations and commercial commitments presented in the Liquidity and Capital Resources section of the MD&A.  The overstatement of interest commitments on long-term debt is limited to the tabular disclosure in the MD&A and there are no changes to the Company’s financial statements as presented in the original Form 10-Q filed on August 4, 2004.  No other information included in the original Form 10-Q is amended hereby.

PART I - FINANCIAL INFORMATION

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following table quantifies certain contractual cash obligations and commercial commitments at June 30, 2004:

In thousands	Total	Remaining in 2004	2005	2006	2007	2008	Thereafter
Short-term credit lines and long-term debt	$290,867	$7,028	$1,071	$532	$150,255	$112,984	$18,997
Interest on long-term debt (1)	79,904	9,321	18,682	18,706	9,703	3,713	19,779
Noncancellable operating leases	66,184	7,956	12,588	10,551	9,107	7,565	18,417
Purchase obligations	3,506	3,506	—	—	—	—	—
Total Commitments	$440,461	$27,811	$32,341	$29,789	$169,065	$124,262	$57,193

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

Carlisle Companies Incorporated

Date: August 26, 2004	By:	/s/ Carol P. Lowe
Name: Carol P. Lowe
Title: Vice President and Chief Financial Officer