Form 10-Q
period 2004-09-30
CARLISLE COMPANIES INC
filed 2004-11-08
CIK 790051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

Yes  ☒  No ☐

Shares of common stock outstanding at November 1, 2004: 31,119,736

Carlisle Companies Incorporated

Condensed Consolidated Statements of Earnings and Comprehensive Income

Three and Nine Months ended September 30, 2004 and 2003

(dollars in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003*	2004	2003*
Net Sales	$631,323	$541,473	$1,825,434	$1,554,267

Cost and expenses:
Cost of goods sold	521,722	445,364	1,487,282	1,267,093
Selling and administrative expenses	56,665	54,228	171,158	159,277
Research and development expenses	4,951	4,861	15,144	14,485
Other income, net	(2,804)	(2,325)	(1,862)	(2,868)

Earnings before interest and income taxes	50,789	39,345	153,712	116,280
Interest expense, net	3,713	3,635	11,559	11,505

Earnings before income taxes	47,076	35,710	142,153	104,775
Income taxes	14,945	10,916	45,845	34,053

Income from continuing operations	32,131	24,794	96,308	70,722

Discontinued operations:
Loss from operations of discontinued businesses	(4,641)	(384)	(9,220)	(798)
Income tax benefit	1,485	121	2,973	260

Loss from discontinued operations, net of tax	(3,156)	(263)	(6,247)	(538)

Net income	$28,975	$24,531	$90,061	$70,184

Other comprehensive income (loss)
Foreign currency translation, net of tax	2,462	328	2,664	3,540
Gain (loss) on hedging activities, net of tax	(42)	—	(116)	508

Other comprehensive income	2,420	328	2,548	4,048

Comprehensive income	$31,395	$24,859	$92,609	$74,232

Earnings per share - basic
Income from continuing operations	$1.03	$0.81	$3.10	$2.31
Loss from discontinued operations, net of tax	(0.10)	(0.01)	(0.20)	(0.02)
Earnings per share - basic	$0.93	$0.80	$2.90	$2.29

Earnings per share - diluted
Income from continuing operations	$1.02	$0.81	$3.06	$2.30
Loss from discontinued operations, net of tax	(0.10)	(0.01)	(0.20)	(0.02)
Earnings per share - diluted	$0.92	$0.80	$2.86	$2.28

Weighted average common shares outstanding
Basic	31,135	30,680	31,043	30,646
Effect of dilutive stock options and restricted stock	367	118	404	109
Diluted	31,502	30,798	31,447	30,755

Dividends declared and paid per share	$0.230	$0.220	$0.670	$0.650

* 2003 figures have been revised to reflect discontinued operations.  See notes 2 and 6.

See accompanying notes to interim financial statements.

Carlisle Companies Incorporated

Condensed Consolidated Balance Sheets

September 30, 2004 and December 31, 2003

(Dollars in thousands)

	September 30, 2004	December 31, 2003*
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,074	$26,848
Receivables, less allowance of $8,825 in 2004 and $7,159 in 2003	269,637	213,524
Inventories	306,503	259,290
Deferred income taxes	30,714	30,866
Prepaid expenses and other current assets	44,052	44,257
Current assets held for sale	6,762	9,596
Total current assets	676,742	584,381

Property, plant and equipment, net of accumulated depreciation
of $491,022 in 2004 and $456,250 in 2003	448,006	449,271

Other assets:
Goodwill, net	329,634	302,556
Patents and other intangible assets, net	7,548	7,881
Investments and advances to affiliates	80,153	79,957
Notes receivable and other assets	11,639	7,849
Non-current assets held for sale	4,543	5,014
Total other assets	433,517	403,257

TOTAL ASSETS	$1,558,265	$1,436,909

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt, including current maturities	$17,593	$7,505
Accounts payable	204,435	176,335
Accrued expenses	145,982	140,008
Deferred revenue	12,776	12,997
Current liabilities associated with assets held for sale	2,008	2,498
Total current liabilities	382,794	339,343

Long-term liabilities:
Long-term debt	287,172	294,581
Deferred revenue	67,409	65,929
Other long-term liabilities	103,709	105,126
Total long-term liabilities	458,290	465,636

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, $1 par value. Authorized and unissued 5,000,000 shares	—	—
Common stock, $1 par value. Authorized 100,000,000 shares; 39,330,624 shares issued; 31,216,321 outstanding in 2004 and 30,991,870 in 2003	39,331	39,331
Additional paid-in capital	46,156	35,519
Unearned compensation - includes 70,705 restricted shares in 2004	(2,579)	(1,455)
Cost of shares in treasury - 8,043,598 shares in 2004 and 8,338,754 shares in 2003	(111,140)	(115,107)
Accumulated other comprehensive loss	(7,326)	(9,874)
Retained earnings	752,739	683,516
Total shareholders’ equity	717,181	631,930

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,558,265	$1,436,909

* 2003 figures have been reclassified to reflect assets held for sale of discontinued operations. See notes 2 and 6.

See accompanying notes to interim financial statements.

Carlisle Companies Incorporated

Condensed Consolidated Statements of Cash Flows

Nine Months ended September 30, 2004 and 2003

(Dollars in thousands)

(unaudited)

	September 30,
	2004	2003*
Operating activities
Net income	$90,061	$70,184
Reconciliation of net income to cash flows from operating activities:
Loss from discontinued operations, net of tax	6,247	538
Depreciation	44,760	44,952
Amortization	1,060	1,340
Gain on equity investments	(684)	(946)
(Gain) loss on investments, property and equipment, net	(2,329)	1,424
Deferred taxes	3,441	16,865
Foreign exchange gain	—	(2,451)
Changes in assets and liabilities, excluding effects of acquisitions and divestitures:
Current and long-term receivables	(97,346)	(90,456)
Receivables under securitization program	43,000	10,000
Inventories	(44,859)	(6,635)
Accounts payable and accrued expenses	24,892	52,903
Income taxes	(2,144)	4,074
Long-term liabilities	957	(901)
Other	3,916	1,237
Net cash provided by operating activities	70,972	102,128

Investing activities
Capital expenditures	(54,102)	(28,885)
Acquisitions, net of cash	(34,709)	(32,934)
Proceeds from investments, property and equipment	14,556	1,047
Other	972	(111)
Net cash used in investing activities	(73,283)	(60,883)

Financing activities
Net change in short-term borrowings and revolving credit lines	10,143	(27,336)
Reductions of long-term debt	(2,357)	(3,809)
Dividends	(20,838)	(19,899)
Treasury shares and stock options, net	7,913	4,560
Other	—	(878)
Net cash used in financing activities	(5,139)	(47,362)

Net cash used in discontinued operations	(110)	(80)

Effect of exchange rate changes on cash	(214)	420
Change in cash and cash equivalents	(7,774)	(5,777)
Cash and cash equivalents
Beginning of period	26,848	34,768
End of period	$19,074	$28,991

* 2003 figures have been reclassified to reflect cash flows from discontinued operations. See Notes 2 and 6

See accompanying notes to interim financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2004 and 2003

(1)         Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Carlisle Companies Incorporated and its wholly-owned subsidiaries (together, the “Company”).  Intercompany transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with Article 10-01 of Regulation S-X of the Securities and Exchange Commission and, as such, do not include all information required by generally accepted accounting principles for annual financial statements. However, in the opinion of the Company, these financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial statements for the interim periods presented herein.  Results of operations for the three and nine months ended September 30, 2004, are not necessarily indicative of the operating results for the full year.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands except per share data	2004	2003	2004	2003
Net Income, as reported	$28,975	$24,531	$90,061	$70,184
Less: Total stock-based employee compensation expense determined under fair value method for all awards net of related tax effects	(344)	(246)	(1,738)	(1,251)
Proforma net income	$28,631	$24,285	$88,323	$68,933

Basic EPS (as reported)	$0.93	$0.80	$2.90	$2.29
Basic EPS (proforma)	$0.92	$0.79	$2.85	$2.25

Diluted EPS (as reported)	$0.92	$0.80	$2.86	$2.28
Diluted EPS (proforma)	$0.91	$0.79	$2.81	$2.24

The proforma effect includes only the vested portion of options.  Options vest over a two-year period.  Compensation expense was estimated using the Black-Scholes model utilizing the following assumptions:

	2004	2003
Expected dividend yield	1.6%	2.3%
Expected life in years	7	7
Expected volatility	29.3%	28.7%
Risk-free interest rate	3.7%	3.8%
Weighted average fair value	$18.20	$11.31

(5)         Acquisitions

On June 30, 2004, the Company acquired the specialty tire and wheel business of Trintex Corporation for $32.5 million, which is included in the Industrial Components segment.  The Company has preliminarily allocated the purchase price among the acquired assets and liabilities assumed, resulting in goodwill of $24.9 million. Preliminary allocations among other major asset and liability classes were not material.  The Company is in the process of fully evaluating these assets and as a result, the purchase price allocation may change.   The purchase agreement contains an earnout provision based on operating performance over the next four years.   Any future amounts payable under this provision will be treated as a portion of the purchase price and allocated among the acquired assets and liabilities.

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

(6)         Discontinued Operations and Assets Held for Sale

During the second quarter 2004, in ongoing efforts to streamline its businesses, the Company identified three operations it plans to sell. These include the plastic components operation of Carlisle Tire & Wheel Company in the Industrial Components segment, the rubber operations of Carlisle Engineered Products in the Automotive Components segment, and the pottery business of Carlisle FoodService in the General Industry segment.  The Company is actively marketing these operations and conducting other actions required to complete the sale and expects the sale of these operations to be completed no later than June 30, 2005.  All three operations met the criteria in accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets”.

Total assets held for sale by segment are as follows:

In thousands	September 30, 2004	December 31, 2003
Assets held for sale by segment:
Industrial Components	$2,970	$5,133
Automotive Components	5,753	5,502
General Industry	2,582	3,975
Total assets held for sale	$11,305	$14,610

The major classes of assets and liabilities held for sale included in the Company’s Condensed Consolidated Balance Sheet are as follows:

In thousands	September 30, 2004	December 31, 2003
Assets held for sale:
Accounts receivable	$3,717	$5,295
Inventory	2,689	3,985
Prepaid expenses and other current assets	356	316
Total current assets held for sale	6,762	9,596
Property, plant and equipment, net	4,543	5,014
Total assets held for sale	$11,305	$14,610
Liabilities associated with assets held for sale
Accounts payable	$1,467	$1,622
Accrued expenses	541	876
Total liabilities associated with assets held for sale	$2,008	$2,498

Net sales and earnings (loss) before interest and income taxes (“EBIT”) from discontinued operations by segment are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2004	2003	2004	2003
Net sales:
Industrial Components	$327	$2,171	$6,100	$6,545
Automotive Components	4,278	4,793	13,878	16,811
General Industry	570	1,087	1,415	2,002
Net sales from discontinued operations	$5,175	$8,051	$21,393	$25,358
EBIT
Industrial Components	$(3,153)	$(127)	$(6,416)	$(21)
Automotive Components	(298)	87	(436)	783
General Industry	(1,190)	(344)	(2,368)	(1,560)
EBIT from discontinued operations	$(4,641)	$(384)	$(9,220)	$(798)

The nine months ended September 30, 2004 in the Industrial Components segment include a $0.5 million write down to fair value of assets held for sale.

The third quarter and nine months ended September 30, 2004 includes a $0.6 million write down to fair value of assets held for sale in the General Industry segment.

(7)         Exit and Disposal Activities

The following table represents the effects of exit and disposal activities not related to discontinued operations on the Company’s Condensed Consolidated Statements of Earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2004	2003	2004	2003
Cost of goods sold	$1,436	$3,627	$2,537	$4,849
Selling and administrative expenses	90	355	406	1,035
Other expenses	23	571	23	571
Total exit and disposal	$1,549	$4,553	$2,966	$6,455

Exit and disposal activities by type of charge were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2004	2003	2004	2003
Termination benefits	$155	$2,090	$406	$3,663
Contract termination costs	53	1,629	272	1,908
Other associated costs*	1,341	834	2,288	884
Total exit and disposal activities	$1,549	$4,553	$2,966	$6,455

* Other associated costs primarily relate to relocation of employees and equipment.

No significant liabilities were initially established, nor were any significant liabilities remaining as of September 30, 2004 related to these activities.

Exit and disposal activities by segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2004	2003	2004	2003
Total by segment
Industrial Components	$—	$323	$189	$641
Automotive Components	974	2,662	1,498	2,662
Specialty Products	53	403	150	575
General Industry	522	1,165	1,129	2,577
Total exit and disposal activities	$1,549	$4,553	$2,966	$6,455

Industrial Components:

Exit and disposal activities in the Industrial Components segment relate to the consolidation of the management teams of Carlisle Tire & Wheel Company and Carlisle Power Transmission.  Total expenses to be incurred with this project are expected to approximate $1.0 million.  Since these activities were initiated in January 2003, $0.9 million has been expensed; $0.7 million occurring in 2003 and $0.2 million during the nine months ended September 30, 2004, all of which occurred prior to the third quarter of 2004.  Activities under this plan involve employee terminations and relocation.  To date, termination benefits in the amount of $0.7 million and relocation costs of $0.2 million have been paid.  The Company estimates it will spend an additional $0.1 million before year-end primarily related to relocation costs.

Automotive Components:

Exit and disposal activities in the Automotive Components segment were related to the Carlisle Engineered Products closure of its Erie-Bundy Park, Pennsylvania facility.  These activities were initiated in the third quarter of 2003 in efforts to cut costs and gain efficiencies by relocating the equipment to other locations.  The total cost of these activities is estimated to be $5.3 million.  To date, $5.1 million has been incurred relating to these activities; $3.6 million occurring in 2003 and $1.5 million in the first nine months of 2004, of which $1.0 million occurred in the third quarter of 2004.  Of the total amount expensed to date, $1.9 million relates to termination benefits paid and $0.8 million resulted from a write-down of fixed assets.  The remaining $2.4 million relates primarily to obsolete inventory, employee benefit costs and the relocation of equipment.  The Company expects the remaining activities to be completed by the beginning of the second quarter of 2005 at an additional cost of $0.2 million.

Specialty Products:

Exit and disposal activities in 2004 in the Specialty Products segment relate primarily to grievances associated with the closure of the Company’s Ridgeway, Pennsylvania facility which closed in the first quarter of 2002.  Other activities in 2004 included the closure of a testing facility and costs associated with the sale of its spring brake business in December 2003.  The Company believes these activities are complete and does not expect to incur additional costs.  Exit and disposal activities in the three and nine months ended September 30, 2003 relate primarily to termination benefits paid associated with the consolidation of the management teams of Carlisle Industrial Brake and Friction and Carlisle Motion Control.

General Industry:

Exit and disposal activities in the General Industry segment primarily relate to the consolidation of the Flo-Pac operations into Carlisle FoodService following the May 2003 acquisition.  This plan included the sale of property acquired, the termination of employees, and the relocation of equipment and employees to other facilities.  The total cost incurred was $2.0 million; $1.5 million occurring in 2003 and $0.5 million occurring through the project’s completion in the second quarter of 2004.  Of the amount incurred in 2003, $0.9 million was recorded as goodwill in accordance with Emerging Issues Task Force (“EITF”) 95-3, Recognition of Liabilities in Connection with a Business Combination.  Costs not applicable to EITF 95-3 associated with these activities were $1.1 million, the majority of which related to relocation costs and severance of employees at existing locations.

The $0.5 million incurred in the third quarter of 2004 related to other relocation and consolidation projects underway in the segment that are expected to be completed by the end of the year.  The costs relate primarily to termination benefits, moving expenses and training costs.

Exit and disposal activities of $2.6 million in the first nine months of 2003 in General Industry related to the consolidation of operations within the Company’s life science businesses, the shut down of a Tensolite facility in Mexico as well as additional costs associated with the closure of its Vermont facility in 2001, and the consolidation of the Flo-Pac operations into Carlisle Food Service.  The majority of these costs related to termination benefits of $1.2 million, contract termination costs of $0.6 million, fixed asset write-downs of $0.5 million , and rent payments of $0.3 million.

(8)         Supplemental Cost Information

During the first quarter of 2004, the Company incurred $1.1 million of other expenses related to its equity share of charges taken by its 25% owned European roofing joint venture for certain realignment activities and is included in “Other income , net” on the Condensed Consolidated Statement of Earnings and Comprehensive Income.

(9)         Cash and Cash Equivalents

Cash and cash equivalents includes $1.1 million held in trust representing proceeds remaining from the Company’s issuance of $4.0 million of industrial development revenue bonds.  The bonds were issued to finance the expansion of Carlisle Power Transmission’s Fort Scott, Kansas operation.  The Company expects to complete its expansion and draw down the remaining proceeds in the trust within the next six months.

(10)  Inventory

The components of inventory are as follows:

In thousands	September 30, 2004	December 31, 2003
FIFO (approximates current costs):
Finished goods	$184,484	$169,698
Work in process	35,266	26,224
Raw materials	103,400	80,137
	323,150	276,059
Excess FIFO cost over LIFO value	(13,958)	(12,784)
Inventory held for sale associated with discontinued operations	(2,689)	(3,985)
Inventory	$306,503	$259,290

(11)  Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2004 are as follows:

In thousands	Industrial Components	Construction Materials	Automotive Components	Specialty Products	General Industry	Total
Balance as of January 1, 2004	$130,710	$32,433	$40,277	$897	$98,239	$302,556
Goodwill acquired during year	24,914	—	—	—	—	24,914
Purchase accounting adjustments	—	—	—	—	1,897	1,897
Currency translation	42	(76)	—	8	293	267
Balance as of September 30, 2004	$155,666	$32,357	$40,277	$905	$100,429	$329,634

The Company’s other intangible assets as of September 30, 2004 are as follows:

In thousands	Acquired Cost	Accumulated Amortization	Net Book Value
Assets subject to amortization
Patents	$9,390	$(7,504)	$1,886
Software licenses	1,800	(793)	1,007
Tradenames	1,500	(925)	575
Other	10,390	(10,310)	80
Assets not subject to amortization
Trademarks	4,000	—	4,000
Balance as of September 30, 2004	$27,080	$(19,532)	$7,548

Estimated amortization expense for each of the next five years is as follows: $0.8 million in 2004, $0.8 million in 2005, $0.7 million in 2006, $0.5 million in 2007, and $0.3 million in 2008.

(12)  Retirement Plans and Other Postretirement Benefits

Components of net periodic benefit cost are as follows:

	Pension Benefits				Post-retirement Medical
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,
In thousands	2004	2003	2004	2003	2004	2003	2004	2003
Service costs	$1,371	$1,612	$4,177	$4,836	$1	$22	$3	$66
Discretionary credit	61	—	419	—	—	—	—	—
Interest cost	2,436	2,335	7,348	7,005	182	209	546	626
Expected return on plan assets	(2,512)	(2,544)	(7,534)	(7,632)	—	—	—	—
Amortization of :
Net actuarial loss	134	8	402	24	29	12	86	36
Prior service costs	(57)	(25)	(173)	(75)	—	—	—	—
Unrecognized net (asset) obligation	—	(47)	—	(142)	55	55	165	165
Curtailment (income) expense	386	68	386	203	—	(385)	—	(1,154)
Net periodic benefit costs	$1,819	$1,407	$5,025	$4,219	$267	$(87)	$800	$(261)

The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute between $8.1 million and $14.1 million to its pension plans in 2004, contingent upon congressional pension funding relief.  In April 2004, the Pension Funding Equity Act of 2004 was signed into law.  Based on this act, the Company has contributed $7.9 million to the plans through September 30, 2004.  No additional contributions are expected for the remainder of 2004.

The Company maintains defined contribution plans to which it has contributed $6.4 million during the nine months ended September 30, 2004.  Full year contributions are expected to approximate $8.6 million.

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

(13)  Other Long-Term Liabilities

The components of other long-term liabilities are as follows:

In thousands	September 30, 2004	December 31, 2003
Pension and other post-retirement obligations	$57,413	$62,968
Deferred taxes	41,203	37,678
Long-term warranty obligations	2,537	3,048
Other	2,556	1,432
Other long-term liabilities	$103,709	$105,126

(14)  Commitments and Contingencies

The Company is obligated under various noncancelable operating leases for certain facilities and equipment.  Future minimum lease payments under these arrangements in each of the next five years are approximately $4.0 million remaining in 2004, $14.2 million in 2005, $10.8 million in 2006, $8.8 million in 2007, $6.8 million in 2008, and $19.6 million thereafter.

At September 30, 2004, letters of credit amounting to $41.6 million were outstanding, primarily to provide security under insurance arrangements and certain borrowings.

The Company has financial guarantee lines in place for certain of its operations in Asia and Europe to facilitate working capital needs, customer performance and payment and warranty obligations.  At September 30, 2004, the Company had issued guarantees of $12.8 million, of which $8.4 million represents amounts recorded in current liabilities.  The fair value of these guarantees is estimated to equal the amount of the guarantees at September 30, 2004, due to their short-term nature.

The Company offers various warranty programs on its installed roofing systems, braking products, truck trailers, refrigerated truck bodies, and cheese making equipment.  The change in the Company’s aggregate product warranty liabilities for the period ended September 30 is as follows:

In thousands	2004	2003
Beginning reserve at December 31	$9,242	$9,045
Current year provision	9,551	11,534
Current year claims	(10,129)	(11,635)
Ending reserve at September 30	$8,664	$8,944

The amount of extended product warranty revenues recognized was $3.6 million and $10.4 million for the three and nine months ended September 30, 2004, respectively, and $3.4 and $10.7 for the three and nine months ended September 30, 2003, respectively.

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

(15)  Derivative Instruments and Hedging Activities

Carlisle is exposed to the impact of changes in interest rates and market values of its debt instruments, changes in raw material prices and foreign currency fluctuations.  From time to time, the Company may manage its interest rate exposure through the use of interest rate swaps to reduce volatility of cash flows, impact on earnings and to lower its cost of capital.  As of September 30, 2004 and September 30, 2003, the Company had in place interest rate swaps with a notional amount of $75.0 million.  These contracts have been designated as fair value hedges and were deemed effective at the origination date and as of September 30, 2004.  The valuation of these contracts as of September 30, 2004 resulted in a liability of $0.4 million, included in other long-term liabilities on the Company’s Condensed Consolidated Balance Sheet, and a corresponding decrease in the fair value of the Company’s 7.25% senior notes, reflected in long-term debt.

Also in place at September 30, 2004 were certain currency hedges, designated as cash flow hedges, with a total notional amount of $1.9 million.  The fair value position of these contracts as of September 30, 2004 resulted in a net liability of $0.1 million.

(16)  Segment Information

Financial information for continuing operations by reportable business segment is included in the following summary:

Three Months Ended September 30,

	2004			2003*
In thousands	Sales	EBIT	% Sales	Sales	EBIT	% Sales
Industrial Components	$178,052	$11,195	6.3%	$149,126	$11,046	7.4%
Construction Materials	215,529	33,744	15.7%	174,704	28,828	16.5%
Automotive Components	46,297	(949)	-2.0%	42,064	(2,493)	-5.9%
Transportation Products	39,798	2,174	5.5%	30,827	2,221	7.2%
Specialty Products	33,143	1,939	5.9%	31,088	(643)	-2.1%
General Industry (All other)	118,504	8,174	6.9%	113,664	5,878	5.2%
Corporate	—	(5,488)	—	—	(5,492)	—
	$631,323	$50,789	8.0%	$541,473	$39,345	7.3%

Nine Months Ended September 30,

	2004			2003*
In thousands	Sales	EBIT	Assets	Sales	EBIT	Assets
Industrial Components	$565,642	$55,832	$502,141	$485,101	$50,310	$429,024
Construction Materials	525,855	68,310	359,187	427,564	57,130	293,359
Automotive Components	146,885	(554)	126,766	140,884	2,693	124,771
Transportation Products	112,462	5,655	51,204	92,108	4,552	50,098
Specialty Products	102,591	8,444	80,644	99,089	2,430	78,245
General Industry (All other)	371,999	30,102	355,317	309,521	13,629	340,219
Corporate	—	(14,077)	71,701	—	(14,464)	105,335
	$1,825,434	$153,712	$1,546,960	$1,554,267	$116,280	$1,421,051

* 2003 has been revised to exclude discontinued operations and assets held for sale

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

Net sales from continuing operations in the third quarter and first nine months of 2004 increased 17% over the same periods in 2003.  The factors contributing to this increase were improving markets, new products, market share gains, selling price increases, and to a lesser extent, foreign exchange.  Income from continuing operations of $32.1 million increased 30% from the third quarter 2003 and income from continuing operations of $96.3 million in the first nine months was 36% above the same period in 2003.  Selling price increases of $11.5 million in the third quarter 2004 were not enough to offset raw material cost increases of $17.8 million in the same period.  Through the first nine months of 2004, selling price increases of $18.6 million partially offset the $33.8 million increase in the cost of raw materials.  Continued escalation of raw material costs is expected.  The Company will persist with its efforts to recover these costs through higher selling prices; however, the ability to realize price increases is dependent on competitive and economic conditions which may be beyond the Company’s control.  It is also uncertain what impact the rise in raw material costs and the future availability of raw materials will have on the markets served by Carlisle.

In keeping with the Company’s focus to reorganize and realign its businesses through exit and disposal and consolidation opportunities, Carlisle classified three operations in the Industrial Components, Automotive Components, and General Industry segments as discontinued operations in the second quarter 2004.  All three operations met the criteria in accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets”.

Sales and Earnings

Consolidated

Net sales of $631.3 million in the third quarter 2004 exceeded third quarter 2003 sales of $541.5 million by 17%, or $89.8 million.  Strong organic sales growth (organic growth excludes the effects of acquisitions, discontinued operations and divestitures made within the most recent twelve months) of $87.0 million, or 16%, included $3.4 million of favorable changes in foreign currency rates.  Acquisition growth of $5.5 million in the Industrial Components segment was partially offset by $2.7 million for the divestiture of Motion Control’s spring brake business in December 2003.  The growth in net sales was primarily attributable to the Construction Materials and Industrial Components segments.

Income from continuing operations in the third quarter 2004 was $32.1 million, or $1.02 per diluted share, compared to the third quarter 2003 income from continuing operations of $24.8 million, or $0.81 per diluted share.  Net income of $29.0 million, or $0.92 per diluted share, was 18% above the third quarter 2003 and included $3.2 million or $0.10 per diluted share of losses from discontinued operations.  Net income for the third quarter 2003 was $24.5 million, or $0.80 per diluted share, which included $0.3 million or $0.01 per diluted share of losses from discontinued operations.  With the exception of the Transportation Products segment, earnings before interest and income taxes (“EBIT” or “earnings”) were higher in each of the Company’s operating segments.  The impact of changes in foreign currency rates on net income was negligible.

Net sales of $1.83 billion in the first nine months of 2004 were 17% above the first nine months 2003 net sales of $1.55 billion.  Organic sales growth of $262.5 million, or 17%, included $13.4 million of favorable changes in foreign currency rates.  Acquisition growth of $16.8 million in the Industrial Components and General Industry segments was partially offset by $8.1 million for the divestiture of the spring brake business.  The growth in net sales was primarily attributable to the Construction Materials, Industrial Components and General Industry segments.

Income from continuing operations in the first nine months 2004 was $96.3 million, or $3.06 per diluted share, was 36% above income from continuing operations in the first nine months 2003 of $70.7 million, or $2.30 per diluted share.  Net income of $90.1 million, or $2.86 per diluted share, was 28% above the first nine months 2003 and included $6.2 million or $0.20 per diluted share of losses from discontinued operations.  Net income for the first nine months 2003 was $70.2 million, or $2.28 per diluted share, and included $0.5 million or $0.02 per diluted share of income from discontinued operations.  The impact of changes in foreign currency rates on net income was negligible.

Income from continuing operations in the third quarter 2004 included $0.03 per diluted share of exit and disposal expenses, compared to $0.10 per diluted share charge in the third quarter 2003.  Income from continuing operations in the first nine months of 2004 included $0.06 per diluted share of exit and disposal expenses primarily at Carlisle operations in the Automotive Components and General Industry segments, and compares to $0.14 per diluted share in the first nine months 2003.  These charges exclude the $1.1 million of reorganization expenses at Carlisle’s 25% owned European roofing joint venture (“Icopal”) incurred in the first quarter 2004.  Exit and disposal costs represent specific programs identified by Carlisle operations to reduce expense, improve productivity, and consolidate facilities.  Although Carlisle does not have a formal restructuring plan, the Company evaluates exit and disposal opportunities on a continual basis.

The Company lowered its estimated tax rate from 32.50% to 32.25% for the nine months and full year 2004.  This adjustment to record the change in the estimated tax rate resulted in a favorable impact on income from continuing operations of $0.3 million or $0.01 per diluted share in the third quarter 2004.

Operating Segments

The following table summarizes segment net sales and EBIT from continuing operations.  The amounts for each segment should be referred to in conjunction with the applicable discussion below.

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
In thousands, except percentages	2004	2003*	Amount	Percent	2004	2003*	Amount	Percent
Net Sales

Industrial Components	$178,052	$149,126	$28,926	19.4%	$565,642	$485,101	$80,541	16.6%
Construction Materials	215,529	174,704	40,825	23.4%	525,855	427,564	98,291	23.0%
Automotive Components	46,297	42,064	4,233	10.1%	146,885	140,884	6,001	4.3%
Transportation Products	39,798	30,827	8,971	29.1%	112,462	92,108	20,354	22.1%
Specialty Products	33,143	31,088	2,055	6.6%	102,591	99,089	3,502	3.5%
General Industry (All other)	118,504	113,664	4,840	4.3%	371,999	309,521	62,478	20.2%
Corporate	—	—	—	—	—	—	—	—
	$631,323	$541,473	$89,850	16.6%	$1,825,434	$1,554,267	$271,167	17.4%

Earnings Before Interest and Income Taxes

Industrial Components	$11,195	$11,046	$149	1.3%	$55,832	$50,310	$5,522	11.0%
Construction Materials	33,744	28,828	4,916	17.1%	68,310	57,130	11,180	19.6%
Automotive Components	(949)	(2,493)	1,544	61.9%	(554)	2,693	(3,247)	-120.6%
Transportation Products	2,174	2,221	(47)	-2.1%	5,655	4,552	1,103	24.2%
Specialty Products	1,939	(643)	2,582	401.6%	8,444	2,430	6,014	247.5%
General Industry (All other)	8,174	5,878	2,296	39.1%	30,102	13,629	16,473	120.9%
Corporate	(5,488)	(5,492)	4	0.1%	(14,077)	(14,464)	387	2.7%
	$50,789	$39,345	$11,444	29.1%	$153,712	$116,280	$37,432	32.2%

* 2003 has been revised to exclude discontinued operations

Industrial Components

Segment net sales in the third quarter 2004 were 19% above the third quarter 2003.  Carlisle Tire & Wheel Company net sales were 25% above the third quarter 2003 on growth in all product lines.  Most of the increase was in the commercial and consumer outdoor power equipment market, ATV tires and wheels, the replacement market and styled wheels aftermarket.  The acquisition of Trintex on June 30, 2004 added $5.5 million of net sales in the third quarter.  Carlisle Power Transmission net sales in the third quarter 2004 were 4% above prior year.  The majority of the increase at Carlisle Power Transmission was attributed to higher sales in the lawn and grounds care and agricultural belt markets.    Third quarter 2004 EBIT was slightly above the third quarter 2003.  The earnings results reflect the continuing rise in raw material costs for steel in the wheel business and oil-based commodities used in the tire manufacturing process.  Selling price increases were more than offset by the continuing rise in raw material costs.  Production inefficiencies due to increased schedule changes to support the strong sales demand, labor shortages, the ramp up of production at the China operation and an unfavorable sales mix of lower margin products negatively affected third quarter 2004 results.

Net sales through the first nine months of 2004 were 17% above the same period of 2003.  Carlisle Tire & Wheel net sales were 18% higher and Carlisle Power Transmission net sales were up 12%, with most of the increase in the categories previously mentioned.  Sales volume accounted for the 11% increase in EBIT in the first nine months 2004 compared to the same period in 2003, as raw material price increases more than offset selling price increases.  Selling prices were raised in the third quarter and additional increases are planned for the fourth quarter to recover as much of the raw material inflation as possible.  While the Company is making efforts to recover the increases in raw material costs, its ability may be limited based on competitive and economic conditions beyond its control.  Net sales and earnings in this segment are generally higher in the first half of the year due to peak sales volume in the outdoor power equipment market.

Construction Materials

Net sales in the third quarter were 23% above the third quarter 2003 with higher sales in most product lines.  Sales of insulation products accounted for 46% of the increase and EPDM and TPO membrane and accessories accounted for 31% of the sales increase from the third quarter 2003.  The strong growth in insulation was driven by special programs that encourage the use of Carlisle insulation and increased demand for total system warranties.  The commercial roofing market was very active and is especially strong in the east and midwest.  Also contributing to the strong growth was Carlisle SynTec’s investment in re-roofing products and supporting programs.  Third quarter 2004 EBIT was 17% above the third quarter 2003.  Carlisle SynTec earnings were 20% above the third quarter 2003 primarily due to the increase in sales volume, partially offset by unfavorable product mix and higher raw material costs.  Earnings at Icopal were slightly below the third quarter 2003 due to currency fluctuations.

Net sales in the first nine months 2004 were 23% above the same period in 2003 with growth in all product lines.  Insulation sales represented 39% of the $98.3 million sales growth and EPDM and TPO membrane and accessories accounted for 31% of the increase in sales.  Activity in the commercial roofing industry continues to be favorable to a year ago and demand is expected to remain strong in the fourth quarter; however, rising construction costs may negatively impact future demand.   The 20% EBIT improvement in the first nine months 2004 was primarily a result of increased sales volume, partially offset by higher raw material costs, an unfavorable sales mix and lower earnings at Icopal due to reorganization expenses incurred in the beginning of 2004.  Gains on insurance recoveries of $1.9 million in the first nine months 2004 and $2.6 million in the first nine months 2003 related to fires that occurred in 2002 at two small coatings and waterproofing manufacturing plants.  These gains were classified as “other income, net” on the Company’s Condensed Consolidated Statements of Earnings and Comprehensive Income.  Net sales and earnings in this segment are generally higher in the second and third quarters of the year due to increased construction activity during these periods.  Selling price increases have been announced in an effort to offset higher raw material costs; however, the full extent of these increases remains uncertain.  The rise in the costs and availability of raw materials are expected to apply pressure to future operating results.

Automotive Components

Net sales were 10% above the third quarter 2003.  The increase in net sales was primarily a result of increased business at foreign owned manufacturers, partially offset by price reductions of approximately 2% reflecting negotiated terms in certain long-term agreements.  The $0.9 million EBIT loss in the third quarter 2004 compares to a $2.5 million loss in the third quarter 2003.  The third quarter 2004 loss included $1.0 million of exit and disposal costs at Carlisle Engineered Products’ Bundy Park plant in Erie, PA.  The third quarter also included approximately $2.0 million in charges associated with excess manufacturing and inspection costs resulting from the acceptance of a transferred program in which the tooling provided by the customer was defective.  Negotiations with the customer were finalized in the third quarter and approximately $1.1 million was recovered in the third quarter.  The earnings loss in the third quarter 2003 included $2.7 million of exit and disposal costs at the Erie-Bundy Park plant.

Net sales through the first nine months of 2004 were 4% above the same period in 2003 and reflect additional business with foreign owned manufacturers, partially offset by reduced selling prices in accordance with negotiated terms in certain long-term agreements.  As these agreements near expiration, the expected launch of new programs should help mitigate the impact of reduced selling prices.  The $0.6 million EBIT loss in the first nine months 2004 compares to earnings of $2.7 million in the same period 2003.  The current year loss includes approximately $5.6 million of expenses, net of the $1.1 million recovery, associated with the aforementioned transferred program.  The first nine months 2004 also include $1.5 million of exit and disposal costs compared to $2.7 million in the first nine months 2003.  These expenses are the result of closing the Erie-Bundy Park plant.  Higher costs associated with the introduction of new production programs could continue to adversely impact earnings for this segment in subsequent quarters.  Net sales and earnings in the Automotive Components segment are generally higher in the first six months of the year due to the automotive build schedule.

Transportation Products

The 29% improvement in net sales in the third quarter 2004 was a result of higher sales of construction, pneumatic bulk, live bottom, steel dump and stainless steel trailers.  Selling price surcharges partially offset raw material price increases in the third quarter 2004.  EBIT of $2.2 million was relatively the same as the third quarter 2003 reflecting the inability to fully offset the increase in raw material costs and an unfavorable sales mix.

Transportation Products net sales through the first nine months of 2004 were 22% above the first nine months of 2003, with most of the increase in the same product lines previously mentioned.  Segment EBIT in the first nine months was 24% above the same period in 2003.  Sales volume accounts for the EBIT improvement and was partially offset by steep rises in steel prices and other raw materials and an unfavorable sales mix of lower margin trailers.  The price for steel products in the first nine months 2004 were significantly higher than a year ago.  Steel supply and pricing may have an adverse effect on future earnings in this segment.

Specialty Products

Net sales in the third quarter 2004 were 7% above the third quarter 2003.  This increase was driven by demand for braking systems for off-highway and industrial equipment products.  Organic sales growth in this segment was 15% in the third quarter 2004.  The third quarter 2003 net sales included $2.7 million of sales from Carlisle Motion Control’s spring brake business which was divested in December 2003.  Third quarter EBIT of $1.9 million compared to a $0.6 million loss in the third quarter 2003.  The third quarter 2003 loss was a result of plant exit and disposal expenses, new production facility start-up costs at Carlisle Motion Control and losses at the spring brake business.

Net sales through the first nine months of 2004 were 4% above the same period in 2003.  The first nine months of 2003 included $8.1 million of sales from Carlisle Motion Control’s spring brake business which was divested in December, 2003.  Organic sales growth was 12% in the first nine months of 2004.  The increase in organic sales is due to the increased demand in the industrial and off-highway markets.  The significant improvement in EBIT was primarily a result of improved operating and manufacturing efficiencies, lower research and development and selling and administrative expenses.  A significant portion of these savings can be attributed to the consolidation of the business units in this segment under one management team.  Also contributing to the improvement was the sale of the spring brake business in December 2003.

General Industry (All Other)

General Industry net sales in the third quarter 2004 were 4% above the third quarter 2003.  Carlisle Process Systems net sales were 10% above the third quarter 2003 and accounted for most of the sales growth in the third quarter as a result of increased purchases of cheese and powder capital equipment by dairy and food processors.  Carlisle FoodService net sales were 3% above the third quarter 2003 on increased demand for foodservice products.  Net sales at Tensolite in the third quarter 2004 were 4% above last year on increased sales of its general assembly and RF/Microwave products.  Carlisle Walker net sales in the third quarter 2004 were 5% above the third quarter 2003 as a result of higher sales in the Walker

Equipment operation.  Johnson Truck Bodies net sales in the third quarter 2004 were 8% below the third quarter 2003 due to reduced demand for insulated temperature controlled truck bodies and trailers.

Segment EBIT was 39% above the third quarter 2003.  The increase was primarily attributable to Carlisle Process Systems, Carlisle Walker and Tensolite.  Segment earnings in the third quarter 2004 included a $0.5 million charge for exit and disposal costs compared to $1.2 million in the third quarter 2003.

Net sales in General Industry in the first nine months of 2004 were 20% above the first nine months of 2003.  Carlisle Process Systems accounted for 52% of the sales growth in the first nine months 2004.  Carlisle FoodService net sales were 19% above the first nine months of 2003 with the acquisition of Flo-Pac in May 2003 accounting for 58% of the increase.  Organic sales growth of 8% was a result of increased demand for foodservice products.  Net sales at Tensolite in the first nine months of 2004 were 20% above last year on increased sales in all product lines.  Carlisle Walker net sales in the first nine months of 2004 were slightly below the same period in 2003.  Johnson Truck Bodies net sales were the same as the first nine months of 2003.

The first nine months 2004 EBIT in the General Industry segment were 121% above the same period in 2003 with improvement in most operations.  Carlisle Process Systems accounted for more than half of the EBIT increase due to higher sales, improved margins through manufacturing efficiencies and reduced selling and administrative expenses.   Tensolite earnings in the first nine months of 2004 were significantly above the first nine months 2003 as a result of increased sales volume in 2004 and exit and disposal costs incurred in the first nine months of 2003.  The 10% earnings improvement at Carlisle FoodService in the first nine months of 2004 compared to the same period in 2003 was primarily due to the acquisition of Flo-Pac.  Segment earnings in first nine months of 2004 included a $1.1 million charge for exit and disposal costs compared to $2.6 million in the first nine months of 2003.

Acquisitions

On June 30, 2004, the Company acquired the specialty tire and wheel business of Trintex Corporation for $32.5 million, which is included in the Industrial Components segment.  The Company has preliminarily allocated the purchase price among the acquired assets and liabilities assumed, resulting in goodwill of $24.9 million. Preliminary allocations among other major asset and liability classes were not material.  The Company is in the process of fully evaluating these assets and as a result, the purchase price allocation may change.   The purchase agreement contains an earnout provision based on operating performance over the next four years.   Any future amounts payable under this provision will be treated as a portion of the purchase price and allocated among the acquired assets and liabilities.

Financial Results

Gross margin (net sales less cost of goods sold expressed as a percent of net sales) in the third quarter 2004 was 17.4%, compared to 17.7% in the third quarter 2003.  The lower gross margin was primarily due to significant raw material cost increases for oil-based commodities and steel products and was partially offset by an increase in sales volume.  Raw material costs were $17.8 million higher in the third quarter 2004 than in the third quarter 2003 and more than offset $11.5 million of selling price increases in the same period.  The third quarter 2004 gross margin included $1.4 million of exit and disposal costs compared to $3.6 million in the third quarter 2003.  The large amount of exit and disposal costs in the third quarter 2003 primarily related to expenses associated with closing the Bundy Park plant in the Automotive Components segment.  The third quarter 2004 plant utilization of 79% was favorable to 72% in the third quarter 2003.  Gross margin in the first nine months of 2004 of 18.5% was the same as the first nine months of 2003.  Sales volume and production efficiencies offset raw material cost increases.  Raw material costs in the first nine months 2004 were $33.8 million above the same period in 2003 and more than offset selling price increases of $18.6 million.  Exit and disposal charges were $3.0 million in the first nine months 2004 compared to $6.5 million in the same period 2003.

Selling and administrative expenses of $56.7 million in the third quarter 2004 were 5% above $54.2 million in the third quarter 2003 primarily as a result of variable expenses that fluctuate with sales volume.  Selling and administrative expenses, as a percent of net sales, of 9.0% in the third quarter 2004 were below 10.0% in the third quarter 2003.  Expenses through the first nine months 2004 of $171.2 million were 7% above the same period in 2003.  Most of the increase was a result of variable expenses associated with sales volume as well as expenses associated with the compliance with Section 404 of the Sarbanes-Oxley Act of 2002.  A total of $1.8 million has been incurred in 2004 with respect to the Company’s compliance efforts.  As a percent of net sales, selling and administrative expenses in the first nine months 2004 were 9.4%

of sales compared to 10.2% in 2003.  The lower selling and administrative expenses as a percent of net sales was a result of cost control measures and reorganization actions.

Other income, net of $2.8 million in the third quarter 2004 was above $2.3 million in the third quarter 2003 due to losses incurred on the sale of fixed assets in 2003.  Other income of $1.9 million in the first nine months 2004 compared to income of $2.9 million in the first nine months 2003.  Other income in 2003 included a $1.7 million foreign exchange gain on the settlement of long-term loans denominated in foreign currencies.

Interest expense, net of $3.7 million in the third quarter 2004 was slightly above $3.6 million in the third quarter 2003.  Interest expense, net in the first nine months 2004 was essentially the same as the same period in 2003.  Lower average borrowings and the effects of interest rate swaps resulted in lower interest expense year-over-year but were offset by lower interest income and higher interest expense associated with a capital lease.

Receivables of $269.6 million at September 30, 2004 increased $56.1 million from $213.5 million at December 31, 2003.  The increase was a result of higher sales volume, partially offset by a $43.0 million increase in the utilization of the Company’s accounts receivable securitization program bringing total receivables sold through the program to $110.0 million at September 30, 2004.

Inventories, valued primarily by the last-in, first-out method, were $306.5 million as of September 30, 2004, up from $259.3 million at December 31, 2003.  The increase was primarily in the Industrial Components, Construction Materials and General Industry segments to support increased sales demand.

Other assets of $433.5 million at September 30, 2004 were $30.2 million above $403.3 million at December 31, 2003.  Goodwill accounts for most of the increase and is associated with the purchase of Trintex in the second quarter 2004.

Accounts payable of $204.4 million at September 30, 2004 was $28.1 million above $176.3 million at December 31, 2003 due primarily to higher capital spending and increased purchases of materials and supplies to keep pace with the increase in sales volume.

Liquidity and Capital Resources

Sources and Uses of Cash

	Nine Months ended September 30,
In thousands	2004	2003
Net cash provided by operating activities	$70,972	$102,128
Net cash used in investing activities	(73,283)	(60,883)
Net cash used in financing activities	(5,139)	(47,362)
Net cash used in discontinued operations	(110)	(80)
Effect of exchange rate changes on cash	(214)	420
Change in cash and cash equivalents	$(7,774)	$(5,777)

Net cash provided by operating activities in the first nine months of 2004 was $71.0 million compared to $102.1 million in the first nine months of 2003.  Increased utilization of the securitization program contributed $43.0 million to cash from operations in 2004 as compared to $10.0 million in 2003.  The decrease in cash provided from operations was a result of increased working capital to support higher sales.

Cash used in investing activities was $73.3 million in the first nine months of 2004 compared to $60.9 million in the first nine months of 2003.  Capital expenditures were $25.2 million higher than in the prior year primarily as a result of plant expansion projects in the Construction Materials segment.  Offsetting higher capital expenditures were proceeds received from the sale of property acquired as part of the Flo-Pac acquisition.

Cash used in financing activities was $5.1 million in the first nine months of 2004 compared to $47.4 million in 2003.  A decrease in cash provided by operating activities, and increased capital spending contributed to increased borrowings in the first nine months of 2004.  Higher operating cash flows and lower capital expenditures facilitated a reduction in short-term borrowings in the first nine months of 2003.

Carlisle maintains a $250.0 million revolving credit facility, which was fully available at September 30, 2004.  The Company also maintains with various financial institutions $25.0 million in committed lines of credit and a $55.0 million uncommitted line of credit.  As of September 30, 2004 $71.4 million was available under these lines.  At September 30, 2004, $15.0 million was available under the Company’s $125.0 million receivables facility.

The following table quantifies certain contractual cash obligations and commercial commitments at September 30, 2004:

In thousands	Total	Remaining in 2004	2005	2006	2007	2008	Thereafter
Short-term credit lines and long-term debt	$300,473	$14,916	$2,951	$235	$150,144	$112,894	$19,333
Interest on long-term debt (1)	74,586	4,671	18,716	18,747	8,837	3,706	19,909
Noncancellable operating leases	64,246	3,981	14,197	10,759	8,822	6,842	19,645
Total Commitments	$439,305	$23,568	$35,864	$29,741	$167,803	$123,442	$58,887

(1) Future expected interest payments are calculated based on the stated rate for fixed rate debt and the effective interest rate as of September 30, 2004 for variable rate debt.

The above table does not include $103.7 million of other long-term liabilities.  Other long-term liabilities consist primarily of pension, post-retirement, deferred income tax and warranty obligations.  Due to factors such as return on plan assets, disbursements, contributions, and timing of warranty claims, it is not estimable when these will become due.

At September 30, 2004, letters of credit amounting to $41.6 million were outstanding, primarily to provide security under insurance arrangements and certain borrowings.

The Company has financial guarantee lines in place for certain of its operations in Asia and Europe to facilitate working capital needs, customer performance and payment and warranty obligations.  At September 30, 2004, the Company had issued guarantees of $12.8 million, of which $8.4 million represents amounts recorded in current liabilities.  The fair value of these guarantees is estimated to equal the amount of the guarantees at September 30, 2004, due to their short-term nature.

The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute between $8.1 million and $14.1 million to its pension plans in 2004, contingent upon congressional pension funding relief.  In April 2004, the Pension Funding Equity Act of 2004 was signed into law.  Based on this act, the Company has contributed $7.9 million to the plans through September 30, 2004.  No additional contributions are expected for the remainder of 2004.

The Company has the authority to repurchase up to approximately 1.3 million shares of its common stock.  Between October 25, 2004 and November 4, 2004, the Company purchased 324,600 shares on the open market at a total cost of approximately $18.9 million.  Additional shares may be repurchased at management’s direction.  The decision to repurchase shares will depend on price, availability and other corporate developments.  Purchases may occur from time to time and no maximum purchase price has been set.

The Company believes that its operating cash flows, credit facilities, accounts receivable securitization program, lines of credit, and leasing programs provide adequate liquidity and capital resources to fund ongoing operations, expand existing lines of business and make strategic acquisitions.  However, the ability to maintain existing credit facilities and access the capital markets can be impacted by economic conditions outside the Company’s control.  The Company’s cost to borrow and capital market access can be impacted by debt ratings assigned by independent rating agencies, based on certain credit measures such as interest coverage, funds from operations and various leverage ratios.

Backlog

Total backlog from continuing operations at September 30, 2004 of $411.8 million was 19% above $346.1 million as of September 30, 2003.  Most of the increase was in the Construction Materials, Transportation Products and General Industry segments.  Due to the nature of the orders at Carlisle Process Systems, backlog can include capital equipment orders for a period of twelve to twenty-four months.

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

Discontinued Operations and Assets Held for Sale

During the second quarter 2004, in ongoing efforts to streamline its businesses, the Company identified three operations it plans to sell. These include the plastic components operation of Carlisle Tire & Wheel Company in the Industrial Components segment, the rubber operations of Carlisle Engineered Products in the Automotive Components segment, and the pottery business of Carlisle FoodService in the General Industry segment.  The Company is actively marketing these operations and conducting other actions required to complete the sale and expects the sale of these operations to be completed no later than June 30, 2005.  All three operations met the criteria in accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets”.

Total assets held for sale by segment are as follows:

In thousands	September 30, 2004	December 31, 2003
Assets held for sale by segment:
Industrial Components	$2,970	$5,133
Automotive Components	5,753	5,502
General Industry	2,582	3,975
Total assets held for sale	$11,305	$14,610

The major classes of assets and liabilities held for sale included in the Company’s Condensed Consolidated Balance Sheet are as follows:

In thousands	September 30, 2004	December 31, 2003
Assets held for sale:
Accounts receivable	$3,717	$5,295
Inventory	2,689	3,985
Prepaid expenses and other current assets	356	316
Total current assets held for sale	6,762	9,596
Property, plant and equipment, net	4,543	5,014
Total assets held for sale	$11,305	$14,610
Liabilities associated with assets held for sale
Accounts payable	$1,467	$1,622
Accrued expenses	541	876
Total liabilities associated with assets held for sale	$2,008	$2,498

Net sales and EBIT from discontinued operations by segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2004	2003	2004	2003
Net sales:
Industrial Components	$327	$2,171	$6,100	$6,545
Automotive Components	4,278	4,793	13,878	16,811
General Industry	570	1,087	1,415	2,002
Net sales from discontinued operations	$5,175	$8,051	$21,393	$25,358
EBIT
Industrial Components	$(3,153)	$(127)	$(6,416)	$(21)
Automotive Components	(298)	87	(436)	783
General Industry	(1,190)	(344)	(2,368)	(1,560)
EBIT from discontinued operations	$(4,641)	$(384)	$(9,220)	$(798)

The Industrial Components segment includes a $1.8 million charge related to a customer settlement in the third quarter 2004.  The settlement related to products produced at the plastic components operation of Carlisle Tire and Wheel.  The settlement is final and no further costs will be incurred with this issue.  The nine months ended September 30, 2004 in the Industrial Components segment include a $0.5 million write down to fair value of assets held for sale.

The third quarter and nine months ended September 30, 2004 includes a $0.6 million write down to fair value of assets held for sale in the General Industry segment.

Exit and Disposal Activities

The following table represents the effects of exit and disposal activities not related to discontinued operations on the Company’s Condensed Consolidated Statements of Earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2004	2003	2004	2003
Cost of goods sold	$1,436	$3,627	$2,537	$4,849
Selling and administrative expenses	90	355	406	1,035
Other expenses	23	571	23	571
Total exit and disposal	$1,549	$4,553	$2,966	$6,455

Exit and disposal activities by type of charge were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2004	2003	2004	2003
Termination benefits	$155	$2,090	$406	$3,663
Contract termination costs	53	1,629	272	1,908
Other associated costs*	1,341	834	2,288	884
Total exit and disposal activities	$1,549	$4,553	$2,966	$6,455

* Other associated costs primarily relate to relocation of employees and equipment.

No significant liabilities were initially established, nor were any significant liabilities remaining as of September 30, 2004 related to these activities.

Exit and disposal activities by segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2004	2003	2004	2003
Total by segment
Industrial Components	$—	$323	$189	$641
Automotive Components	974	2,662	1,498	2,662
Specialty Products	53	403	150	575
General Industry	522	1,165	1,129	2,577
Total exit and disposal activities	$1,549	$4,553	$2,966	$6,455

Industrial Components:

Exit and disposal activities in the Industrial Components segment relate to the consolidation of the management teams of Carlisle Tire & Wheel Company and Carlisle Power Transmission.  Total expenses to be incurred with this project are expected to approximate $1.0 million.  Since these activities were initiated in January 2003, $0.9 million has been expensed; $0.7 million occurring in 2003 and $0.2 million during the nine months ended September 30, 2004, all of which occurred prior to the third quarter of 2004.  Activities under this plan involve employee terminations and relocation.  To date, termination benefits in the amount of $0.7 million and relocation costs of $0.2 million have been paid.  The Company estimates it will spend an additional $0.1 million before year-end primarily related to relocation costs.  The Company has already realized cost savings as a result of this consolidation.  Annual savings are expected to approximate $0.4 million, primarily as a result of the reduction of administrative staff, beginning in 2005.

Automotive Components:

Exit and disposal activities in the Automotive Components segment were related to the Carlisle Engineered Products closure of its Erie-Bundy Park, Pennsylvania facility.  These activities were initiated in the third quarter of 2003 in efforts to cut costs and gain efficiencies by relocating the equipment to other locations.  The total cost of these activities is estimated to be $5.3 million.  To date, $5.1 million has been incurred relating to these activities; $3.6 million occurring in 2003 and $1.5 million in the first nine months of 2004, of which $1.0 million occurred in the third quarter of 2004.  Of the total amount expensed to date, $1.9 million relates to termination benefits paid and $0.8 million resulted from a write-down of fixed assets.  The remaining $2.4 million relates primarily to obsolete inventory, employee benefit costs and the relocation of equipment.  The Company expects the remaining activities to be completed by the beginning of the second quarter of 2005 at an additional cost of $0.2 million.

Specialty Products:

Exit and disposal activities in 2004 in the Specialty Products segment relate primarily to grievances associated with the closure of the Company’s Ridgeway, Pennsylvania facility which closed in the first quarter of 2002.  Other activities in 2004 included the closure of a testing facility and costs associated with the sale of its spring brake business in December 2003.  The Company believes these activities are complete and does not expect to incur additional costs.  Exit and disposal activities in the three and nine months ended September 30, 2003 relate primarily to termination benefits paid associated with the consolidation of the management teams of Carlisle Industrial Brake and Friction and Carlisle Motion Control.   As a result of this reorganization, the Company estimates its savings at approximately $0.5 million annually.

General Industry:

Exit and disposal activities in the General Industry segment primarily relate to the consolidation of the Flo-Pac operations into Carlisle FoodService following the May 2003 acquisition.  This plan included the sale of property acquired, the termination of employees, and the relocation of equipment and employees to other facilities.  The total cost incurred was $2.0 million; $1.5 million occurring in 2003 and $0.5 million through the project’s completion in the second quarter of 2004.  Of the amount incurred in 2003, $0.9 million was recorded as goodwill in accordance with Emerging Issues Task Force (“EITF”) 95-3, Recognition of Liabilities in Connection with a Business Combination.  Costs not applicable to EITF 95-3 associated with these activities were $1.1 million, the majority of which related to relocation costs and severance of employees at existing locations.

The $0.5 million incurred in the third quarter of 2004 related to relocation and consolidation projects underway in the segment that are expected to be completed by the end of the year.  The cost relate primarily to termination benefits, moving expenses and training costs.

Exit and disposal activities of $2.6 million in the first nine months of 2003 in General Industry related to the consolidation of operations within the Company’s life science businesses, the shut down of a Tensolite facility in Mexico as well as additional costs associated with the closure of its Vermont facility in 2001, and the consolidation of the Flo-Pac operations into Carlisle Food Service.  The majority of these costs related to termination benefits of $1.2 million contract termination costs of $0.6 million, fixed asset write-downs of $0.5 million , and rent payments of $0.3 million.   The company estimates its savings at approximately $1.1 million annually from the shut down of the Mexico facility, $0.6 million annually from the consolidation of its life science businesses, and $0.4 million annually from the relocation of the textile facility.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

The Company is exposed to the impact of changes in interest rates and market values of its debt instruments, changes in raw material prices and foreign currency fluctuations.  From time to time, the Company may manage its interest rate exposure through the use of interest rate swaps to reduce volatility of cash flows, impact on net income or to lower its cost of capital.  As of September 30, 2004, the Company had in place interest rate swap agreements with a total notional amount of $75.0 million, designated as fair value hedges, to hedge the market risk associated with a portion of its fixed-rate debt.

The Company’s operations use certain commodities such as plastics, carbon black, synthetic and natural rubber and steel.  As such, the Company’s cost of operations is subject to fluctuations as the markets for these commodities change.  The Company monitors these risks, but currently has no derivative contracts in place to hedge these risks.

International operations are exposed to translation risk when the local currency financial statements are translated into U.S. dollars.  Carlisle monitors this risk, but at September 30, 2004 had no translation risk hedges in place.  Overall, currency valuation risk is considered minimal; however, as of September 30, 2004 the Company did have currency hedges in place with a total notional amount of $1.9 million for the purpose of hedging cash flow risk associated with certain customer payment schedules.  Approximately 12% of the Company’s revenues for the nine months ended September 30, 2004 are in currencies other than the U.S. dollar.

Item 4. Controls and Procedures

(a) Under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation and as of September 30, 2004, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective.

(b) There were no significant changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (a) above that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits applicable to the filing of this report are as follows:

(10.1)	Carlisle Companies Incorporated Non-Qualified Stock Option Agreement

(10.2)	Carlisle Companies Incorporated Restricted Share Agreement

(12)	Ratio of Earnings to Fixed Charges

(31.1)	Rule 13a-14(a)/15d-14(a) Certifications

(31.2)	Rule 13a-14(a)/15d-14(a) Certifications

(32)	Section 1350 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(c)	Report on Form 8-K:

On July 15, 2004, the Company furnished to the Commission on Form 8-K the Company’s press release reporting earnings for the quarter ended June 30, 2004.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Carlisle Companies Incorporated

Date: November 8, 2004	By:	/s/ Carol P. Lowe
Name: Carol P. Lowe
Title: Vice President and Chief Financial Officer