Form 10-K
period 2004-12-31
CARLISLE COMPANIES INC
filed 2005-03-09
CIK 790051

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number 1-9278

CARLISLE COMPANIES INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	31-1168055
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13925 Ballantyne Corporate Place, Suite 400, Charlotte, North Carolina 28277	(704) 501-1100
(Address of principal executive office, including zip code)	(Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common stock, $1 par value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

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

As of February 25, 2005, 31,048,304 shares of common stock of the registrant were outstanding; the aggregate market value of the shares of common stock of the registrant held by non-affiliates was approximately $1,882,165,493 based upon the closing price of the common stock on the New York Stock Exchange on June 30 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 20, 2005 are incorporated by reference in Part III.

Part I

Item 1.  Business

Overview

Carlisle Companies Incorporated (“Carlisle” or the “Company”) was incorporated in 1986 in Delaware as a holding company for Carlisle Corporation, whose operations began in 1917, and its wholly-owned subsidiaries.  Carlisle is a diversified manufacturing company consisting of twelve operating companies which manufacture and distribute a broad range of products.  Additional information is contained in Items 7 and 8.

The Company’s businesses are divided into four reportable segments:  Industrial Components, Construction Materials, Specialty Products and Transportation Products, as well as an “all other” category labeled General Industry (All Other).

The Company’s executive offices are located at 13925 Ballantyne Corporate Place, Suite 400, Charlotte, North Carolina.  The Company’s main telephone number is (704) 501-1100.  The Company’s Internet website address is www.carlisle.com.  Through this Internet website (found in the “Financial Info” link), the Company makes available free of charge its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and all amendments to those reports, as soon as reasonably practicable after these reports are electronically filed with or furnished to the Securities and Exchange Commission.

Management Philosophy/Business Strategy

The Company practices a highly decentralized management style.  The presidents of the various operating companies are given considerable autonomy and have a significant level of independent responsibility for their businesses and their performance.  The Company believes that a decentralized structure encourages entrepreneurial action, and enhances responsive decision making thereby enabling each operation to better serve its customers and react quickly to its customer needs.

The Company’s executive management role is to (i) provide general management oversight and counsel in a manner consistent with the Company’s decentralized management approach, (ii) manage the Company’s portfolio of businesses including identifying acquisition candidates and assisting in acquiring candidates identified by the operating companies, as well as identifying businesses for divestiture in an effort to optimize the portfolio, (iii) allocate and manage capital, (iv) evaluate, motivate and, if necessary, replace operating management personnel, and (v) provide selected other services.

The Company strives to be the low cost manufacturer in the various niche markets it serves.  The Company is dedicated to achieving low cost positions and providing service excellence based on, among other things, superior quality, on-time delivery and short cycle times.

The Company’s primary financial objectives for 2005 include: (i) maintain a strong and flexible balance sheet, (ii) realize return on beginning net equity at greater than 15%, (iii) grow organic sales at 150% of the percentage growth of United States of America (“United States” or “U.S.”) national gross domestic product, (iv) continuously increase sales per salaried employee, and (v) improve return on invested capital to greater than 10%.  These are goals the Company strives to achieve.  The Company may not be successful in each instance.  For more information, see the “Forward-Looking Statements” disclosure in Item 7.

Acquisitions and Divestitures

The Company has a long-standing acquisition program.  Traditionally, the Company has focused on acquiring new businesses that can be added on to existing operations (“bolt-ons”).  In addition, the Company considers acquiring new businesses which can operate independently from other Carlisle companies.  Factors considered by the Company in making an acquisition include consolidation opportunities, technology, customer dispersion, operating capabilities and growth potential.  In 2004, the Company completed one bolt-on acquisition at a total cost of approximately $32.5 million.  For more details regarding acquisitions completed over the past three years, see Note 9 to the Consolidated Financial Statements in Item 8.

The Company also continually assesses its portfolio of businesses from the standpoint of both industry attractiveness and business unit strength.  This process has resulted in the consolidation, closure and divestiture of various businesses during the past three years.  For more details, see Notes 17, 18 and 19 to the Consolidated Financial Statements in Item 8 and “Discontinued Operations” below.

Financial Information About Industry Segments

Information on the Company’s revenues, earnings and identifiable assets for continuing operations by industry segment for the last three fiscal years is as follows (amounts in thousands):

	2004	2003	2002
Sales to Unaffiliated Customers(1)
Industrial Components	$727,189	$622,437	$614,609
Construction Materials	721,958	579,369	488,047
Transportation Products	149,593	121,378	119,566
Specialty Products	133,758	129,055	121,922
General Industry (All Other)	495,116	435,251	380,672
Total	$2,227,614	$1,887,490	$1,724,816

Earnings before interest and income taxes
Industrial Components	$61,069	$58,306	$55,751
Construction Materials	94,474	77,171	66,404
Transportation Products	7,915	5,687	5,962
Specialty Products	5,235	4,240	(1,821)
General Industry (All Other)	38,416	19,874	13,253
Corporate(2)	(21,419)	(19,700)	(20,819)
Total	$185,690	$145,578	$118,730

Identifiable Assets(3)
Industrial Components	$549,090	$471,547	$453,446
Construction Materials	345,146	285,238	244,738
Transportation Products	48,280	48,266	49,784
Specialty Products	81,735	78,647	85,498
General Industry (All Other)	351,787	341,369	296,435
Corporate(4)	58,214	88,362	71,957
Total	$1,434,252	$1,313,429	$1,201,858

(1)              Intersegment sales or transfers are not material

(2)              Includes general corporate expenses

(3)              Assets for 2003 and 2002 have been revised to exclude the effect of the Company’s Receivables Facility (See Note 2 to the Consolidated Financial Statements in Item 8) and the allocation of deferred income taxes.

(4)              Consists primarily of cash and cash equivalents, facilities, and other invested assets

A reconciliation of assets reported above to total assets as presented on the Company’s Consolidated Balance Sheets in Item 8 is as follows:

	2004	2003
Total Identifiable Assets by segment per table above	$1,434,252	$1,313,429
Assets held for sale of discontinued operations(1)	66,989	121,541
Total assets per Consolidated Balance Sheets in Item 8	$1,501,241	$1,434,970

(1)              See Note 17 to the Consolidated Financial Statements in Item 8.

Description of Businesses by Reportable Segment

Industrial Components

The Industrial Components segment is comprised of Carlisle Tire & Wheel Company (“CT&W”) and Carlisle Power Transmission (“Carlisle PT”).  CT&W manufactures and sells bias-ply, non-automotive rubber tires as well as stamped and roll-formed wheels.  These products are sold by direct sales personnel to original equipment manufacturers (“OEMs”), mass merchandisers and various tire and wheel distributors located primarily in the U.S. and Canada.  Primary markets served by CT&W include lawn and garden – consumer, lawn and garden – commercial, golf cart, trailer, all-terrain vehicle, agriculture, and the related aftermarkets.  CT&W also manufactures and sells styled wheels to the automotive aftermarket.  Individual project managers are assigned to each of these various markets and are responsible for strategy development, product concept and development as well as product life cycle management.

Carlisle PT manufactures and sells industrial belts and related components to OEMs, mass merchandisers and various wholesale and industrial distributors located primarily in the U.S. and Canada.  Carlisle PT also sells processed raw materials to OEMs.  All sales are made by direct sales personnel.  Primary markets served by Carlisle PT include lawn and garden, home appliance, power sports/recreational vehicles, agriculture, and the related aftermarkets.

CT&W and Carlisle PT each operate manufacturing facilities in the United States and jointly operate a manufacturing facility in Shenzhen, China.

CT&W’s primary raw materials include steel used to manufacture wheels, as well as rubber and other oil based commodities required for tire production.  Raw materials used by Carlisle PT include rubber, various textile cords and oil based commodities required for belt production.  Both companies source their raw materials worldwide to better assure adequate supply.  Current strong worldwide demand has caused a general decline in the availability of steel.  CT&W believes that this is a short-term situation.  However, if the situation continues long-term, it could have a material impact on CT&W’s financial position, results of operations and cash flows.  Otherwise, CT&W and Carlisle PT believe that sufficient quantities of their respective raw materials can be obtained through normal sources to avoid interruption of production in 2005.

Sales and earnings for both CT&W and Carlisle PT tend to be somewhat higher in the first six (6) months of the year due to peak sales in the lawn and garden and agricultural markets.

The working capital practices of CT&W and Carlisle PT include:

(i)            Standard accounts receivable payment terms of 30 days to 90 days.

(ii)           Standard accounts payable payment terms of 30 days to 45 days.

(iii)          Inventories are maintained in sufficient quantities to meet forecasted demand and are generally higher in the fourth and first quarters to meet seasonal demand.

CT&W and Carlisle PT each have several significant OEM customers, however, no individual customer accounted for more than 15% of segment sales in 2004.

CT&W competes globally against companies having manufacturing facilities in the Far East.  Carlisle PT also faces global competition with its major competitors having manufacturing operations in the United States, Mexico and the Far East.  For both companies, product lines serving most markets tend to be price competitive.  CT&W and Carlisle PT each strive to achieve competitive advantage through low cost production, distribution capability, customer service, quality and manufacturing flexibility.

Construction Materials

The Construction Materials segment includes Carlisle SynTec (“SynTec”).  SynTec manufactures and sells rubber (EPDM), FleeceBACK® and thermoplastic polyolefin (TPO) roofing systems for non-residential low-slope roofs.  Through its Hunter Panels operation, SynTec manufactures and distributes energy-efficient rigid foam insulation panels for substantially all roofing applications.  SynTec roofing materials and insulation manufactured by Hunter Panels are sold together in warranted systems or separately in non-warranted systems to the new construction, re-roofing and maintenance, general construction and industrial markets.  Through its Carlisle Coatings and Waterproofing operation, SynTec manufactures and sells liquid and spray-applied waterproofing membranes, vapor and air barriers, and HVAC duct sealants and hardware for the commercial and residential construction markets.  The roofing systems as well as the coatings and waterproofing products are sold through a network of authorized sales representatives and distributors.

SynTec operates manufacturing facilities located throughout the United States, its primary market.  In 2004, SynTec announced plans to construct a TPO roofing manufacturing facility in Tooele, Utah to produce TPO single-ply roofing membranes and related accessories.  This facility will complement SynTec’s existing TPO facility in Senatobia, Mississippi.  With respect to its insulation operations, SynTec opened an insulation manufacturing facility in Lake City, Florida and announced the construction of an insulation facility in Terrell, Texas.  These two new insulation facilities will complement existing insulation operations in Kingston, New York and Franklin Park, Illinois.

Raw materials include EPDM polymer, TPO polymer, carbon black, processing oils, solvents, asphalt, MDI, polyester fabric, black facer paper, clay and various metal cans as well as cardboard boxes for product packaging.  Critical raw materials generally have at least two vendor sources to better assure adequate supply.  For raw materials that are single sourced, the vendor typically has multiple processing facilities to better assure adequate supply.  In general, SynTec believes that sufficient quantities of raw materials can be obtained through normal sources to avoid interruption of production in 2005.  However, with respect to MDI, a raw material used in the manufacture of insulation, worldwide demand exceeds current capacity.  Although SynTec has secured MDI supply that exceeds 2004 levels, additional supply is required to meet forecasted growth.

Sales and earnings tend to be somewhat higher in the second and third quarters due to increased construction activity during those periods.

SynTec’s working capital practices include the following:

(i)            Standard accounts receivable payment terms of 45 days to 90 days.

(ii)           Standard accounts payable payment terms of 30 days to 45 days.

(iii)          Inventories are maintained in sufficient quantities to meet forecasted demand.  Due to the seasonal demand of the construction market, inventories tend to be higher in the first quarter.

SynTec serves a large and diverse customer base.  No customer represented more than 15% of this segment’s revenues in 2004.

SynTec competes in the construction materials market, a market with numerous competitors that produce roofing, insulation and waterproofing products for commercial and residential applications.  The level of competition within the market varies by product line.  SynTec competes through pricing, innovative products, warranties and customer service.  SynTec offers extended warranty programs on its installed roofing systems.  The warranties range from five (5) years to thirty (30) years and, subject to certain exclusions, cover leaks in the roofing system attributable to a problem with the particular SynTec product or the installation of the product.  In order to qualify for the warranty, the building owner must have the roofing system installed by a SynTec authorized roofing applicator – an independent roofing contractor trained by SynTec to install its roofing systems.

Transportation Products

Trail King Industries (“Trail King”) and Walker Transportation comprise the Transportation Products segment.  Trail King manufactures and sells low-bed truck trailers to a variety of markets.  Sales are categorized as follows:  (i) construction – includes open-deck trailers used by contractors for hauling equipment to and from sites or by rental companies for equipment delivery, (ii) material hauling – includes various dump trailer lines, such as steel bottom-dumps, side-dumps, end-dumps and live-bottoms as well as aluminum end dumps, live-bottom and pneumatic bulk tank trailers for material hauling, (iii) specialized – includes large-capacity multi-unit trailers and specially designed trailers for specific hauling purposes, and (iv) commercial – includes trailers sold for use by truckers for over-the-road hauling and general freight.  A majority of Trail King’s sales are to dealers with the balance sold direct to end-users such as rental companies, national accounts, heavy-haulers and waste haulers.  Trail King operates manufacturing facilities in the U.S., which is its primary market.

Walker Transportation manufactures and sells stainless steel tank trailers to a variety of markets including food, dairy and beverage. Walker Transportation’s main distribution channel is through dealers.  In addition to its dealer network, Walker Transportation maintains a small factory direct sales staff.  Walker Transportation operates a single manufacturing facility in New Lisbon, Wisconsin and sells primarily into the U.S. market.

Trail King’s raw materials include aluminum, high-tensile steel, lumber, tires, axles, suspensions, hydraulic and electrical components.  Walker Transportation’s raw materials include stainless steel, tires, axles and suspensions.  Critical raw materials generally have at least two vendor sources to better assure adequate supply.  As previously discussed, the current strong worldwide demand has caused a general decline in the availability of steel.  The long-term continuation of this situation could have a material impact on Trail King and Walker Transportation’s financial position, results of operation and cash flows.  Otherwise, Trail King and Walker Transportation believe that sufficient quantities of their key raw materials can be obtained in 2005.

The operations of Trail King and Walker Transportation are generally not seasonal in nature.

Trail King and Walker Transportation’s working capital practices include:

(i)                                     Standard accounts receivable payment terms of 10 days to 40 days.

(ii)                                  Standard accounts payable payment terms of 10 days to 60 days.

(iii)                               Inventories are maintained in sufficient quantities to meet forecasted demand.

Trail King serves a diverse customer base.  No customer represented more than 15% of this segment’s revenues in 2004.  Walker Transportation’s customer base is heavily weighted toward dealers.  However, no dealer represented more than 15% of the segment’s revenues in 2004.

Trail King products compete primarily based on quality and options as well as price.  The commercial and material hauling products compete primarily on price.  Conversely, the large-capacity multi-unit trailers manufactured for specialized purposes tend to compete primarily on quality and options.  Walker Transportation products compete primarily on quality and price.

Specialty Products

Specialty Products segment includes Motion Control Industries (“Motion Control”) and Carlisle Industrial Brake & Friction (“CIBF”).  Motion Control manufactures heavy-duty friction blocks and disc linings as well as braking systems parts; and provides brake shoe remanufacturing and relining for on-highway Class 6, 7 and 8 trucks.  These products are sold to heavy-duty truck and trailer OEMs, brake and axle OEMs, as well as through an aftermarket distribution channel by direct sales personnel.

CIBF manufactures braking systems for off-highway and industrial equipment, specialty friction products, as well as brake actuation systems for on-highway towed vehicles.  These products are sold to heavy-duty equipment OEMs, clutch and brake OEMs, replacement part distributors and trailer distributors by direct sales personnel.

Both companies operate manufacturing facilities in the United States, which is their primary market.  In addition, CIBF products are sold into the European market through a light assembly, warehouse operation maintained in Zevenaar, The Netherlands.

Raw materials used in Motion Control’s friction producing plants include fiberglass, phenolic resin, metallic chips and various other organic materials.  Although the supply of fiberglass, resin and metal chips has become more constrained, Motion Control has not encountered any significant availability issues and believes that adequate quantities of its key raw materials can be obtained in 2005.  The raw materials used by CIBF are diverse.  CIBF’s brake manufacturing operations require the use of various metal products such as castings, pistons, springs and bearings.  With respect to its friction products, the raw materials are similar to those described for Motion Control.  Although availability of these friction products has become more constrained, CIBF believes that adequate quantities of all of its raw materials can be obtained in 2005.

Motion Control’s sales and earnings tend to be strongest in the second quarter to coincide with increased truck and trailer maintenance typically scheduled in the Spring.  CIBF’s operations are not seasonal.

With respect to working capital, both companies’ practices include the following:

(i)                                     Standard accounts receivable payment terms of 30 days to 60 days.

(ii)                                  Standard accounts payable payment terms of 30 days to 45 days.

(iii)                               Inventories are maintained in sufficient quantities to meet forecasted demand.

Neither Motion Control nor CIBF has any customer that accounted for more than 15% of segment sales in 2004, with CIBF’s customer base being somewhat more diverse.  Motion Control’s relationship with its largest OEM customers impacts aftermarket participation in that acceptance of product by these OEMs facilitates aftermarket sales.

For both Motion Control and CIBF differentiation between competitors is based primarily on price.

General Industry (All Other)

The General Industry segment includes Carlisle Process Systems, Walker Stainless Equipment, Carlisle FoodService Products, Tensolite and Johnson Truck Bodies.

Carlisle Process Systems designs, manufacturers, installs and automates cheese, whey and milk powder systems, controls and chemical evaporators and dryers for the food, dairy and pharmaceutical industries.  Carlisle Process Systems operates manufacturing facilities in the United States and Europe.  Sales are made by direct sales personnel as well as independent agents.  Sales are made primarily in United States, and to a lesser extent in Europe and New Zealand.

Walker Stainless Equipment manufactures and distributes stainless steel vessels, process equipment and components for the dairy, food processing, pharmaceutical, fine chemical and industrial markets.  In addition, through its Containment Solutions operation, Walker Stainless Equipment manufactures and distributes isolators for the pharmaceutical, chemical and nuclear industries.  Walker Stainless Equipment operates manufacturing facilities in the United States and Europe.  Sales are made by direct sales personnel.  Sales are made primarily in the United States and Europe.

Carlisle FoodService Products manufactures and distributes (i) commercial and institutional foodservice permanentware, table coverings, cookware, display pieces, light equipment and supplies to restaurants, hotels, hospitals, nursing homes, schools and correctional facilities, and (ii) industrial brooms, brushes, mops, rotary brushes and carpet care products for industrial, commercial and institutional facilities.  The company’s product line is distributed from three primary distribution centers located in Charlotte, North Carolina, Oklahoma City, Oklahoma and Zevenaar, The Netherlands to wholesalers, distributors and dealers.  In 2004, Carlisle FoodService Products announced plans to construct a fourth distribution center in Reno, Nevada.  The construction is expected to be completed in the first half of 2005.  These distributor and dealer customers, in turn, sell to commercial and non-commercial foodservice operators and sanitary maintenance professionals.  Distributors and dealers are solicited through subcontracted manufacturer representatives and direct sales personnel.  Carlisle FoodService Products operates manufacturing facilities in the United States and Mexico, and sales are made primarily in North America and Europe.

Tensolite manufactures and distributes high performance wire, cable, connectors and cable assemblies, including RF/microwave connectors and cable assemblies, primarily for the aerospace, business aircraft, defense electronics, test and measurement equipment and wireless infrastructure equipment industries.  Tensolite operates manufacturing facilities in the United States, which is its primary market.  Sales are made by direct sales personnel.

Johnson Truck Bodies manufactures and sells insulated refrigerated truck bodies and specialty trailers to a variety of markets including food, dairy and home delivery.  Johnson Truck Bodies’ main distribution channel is through a factory direct sales staff, and to a lesser extent through a limited dealer network.  Johnson Truck Bodies operates a single manufacturing facility in Rice Lake, Wisconsin and sells primarily into the U.S. market.

The primary raw material used by Carlisle Process Systems and Walker Stainless Equipment is stainless steel.  Raw materials used by Carlisle FoodService Products include polymer resins, stainless steel and aluminum.  Tensolite raw materials include copper conductors that are plated with tin, nickel or silver, polyimide tapes, PTFE tapes, PTFE fine powder resin, thermoplastic resins, stainless steel, machined metals and plastic parts.  The raw materials and components used by Johnson Truck Bodies include refrigeration compressors, eutectic holdover plates, mechanical blower refrigeration systems, hydraulic liftgates, fiberglass, polyester resins, polyurethane foam resins, steel, aluminum, plywood, and cast and stainless steel hardware.  Key raw materials are typically sourced worldwide to better assure adequate supply.  As described above, current strong worldwide demand has caused a general decline in availability of steel.  If the current situation continues long term, it could have a negative impact on the financial position, results of operation and cash flows of the operations in this segment.  Otherwise, the companies in this segment believe that sufficient quantities of the respective raw material can be obtained through normal sources to avoid interruption of production in 2005.

The operations of the companies included in this segment are generally not seasonal in nature.

The working capital practices of Carlisle Process Systems, Walker Stainless Equipment Company, Carlisle FoodService Products, Tensolite and Johnson Truck Bodies include:

(i)                                     Standard accounts receivable payment terms of 30 days to 60 days.

(ii)                                  Standard accounts payable payment terms of 30 days to 45 days.

(iii)          Inventories are maintained in sufficient quantities to meet forecasted demand.  Both Carlisle Process Systems and Tensolite custom build product and, therefore, neither company carries significant amounts of raw materials or finished goods.

Carlisle Process Systems, Carlisle FoodService Products, Tensolite and Johnson Truck Bodies each had significant customers in 2004, however, no individual customer accounted for more than 15% of segment sales in 2004.  The customer base for Walker Stainless Equipment Company is more diverse.

All five companies are engaged in businesses that are generally highly competitive.  Carlisle Process Systems competes primarily on performance and price.  With respect to Walker Stainless Equipment and Carlisle FoodService Products, the principal methods of competition are price, service and product performance.  Product performance, either mechanical or electrical in nature, is the number one competitive criteria for Tensolite.  Johnson Truck Bodies competes primarily on quality and performance with an emphasis on thermal efficiency.

Discontinued Operations

In 2004, in ongoing efforts to streamline its businesses, the Company identified two operations and a segment it plans to exit. The two operations included the plastic components operation of Carlisle Tire & Wheel Company in the Industrial Components segment and the pottery business of Carlisle FoodService in the General Industry segment.  Additionally, the Company decided to exit its automotive business consisting entirely of Carlisle Engineered Products in the Automotive Components segment.  The Company is actively marketing these operations and conducting other actions required to complete the sale of these operations in 2005.  All operations met the criteria in accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets.”

Principal Products

The Company’s products are discussed in Note 21 to the Consolidated Financial Statements in Item 8.

Intellectual Property

The Company owns or holds the right to use a variety of patents, trademarks, licenses, inventions, trade secrets and other intellectual property rights.  The Company has adopted a variety of measures and programs to ensure the continued validity and enforceability of its various intellectual property rights.  While the Company’s intellectual property is important to its success, the loss or expiration of any particular intellectual property right would not materially affect the Company or any of its segments.

Backlog

Backlog of orders from continuing operations generally is not a significant factor in most of Carlisle’s businesses, as most of Carlisle’s products have relatively short order-to-delivery periods.  Backlog of orders was $410.2 million at December 31, 2004 and $374.6 million at December 31, 2003 and $255.6 million at December 31, 2002.

Government Contracts

At December 31, 2004, the Company had no material contracts that were subject to renegotiation of profits or termination at the election of the U.S. government.

Research and Development

The Company’s research and development expenses were $16.3 million in 2004 and 2003 compared to $15.8 million in 2002.

Environmental Matters

Carlisle believes its operations generally are in substantial compliance with applicable regulations.  In a few instances, particular plants and businesses have been the subject of administrative and legal proceedings with governmental agencies or private parties relating to the discharge or potential discharge of regulated substances.  Where necessary, these matters have been addressed with specific consent orders to achieve compliance.  Carlisle believes that continued compliance will not have any material impact on the Company’s financial position and will not require significant capital expenditures.

Employees

The Company had approximately 13,677 employees as of December 31, 2004.

International

For foreign sales, export sales and an allocation of the assets of the Company’s continuing operations, see Note 21 to the Consolidated Financial Statements in Item 8.

NYSE Affirmation

On May 7, 2004, Richmond D. McKinnish, the Company’s Chief Executive Officer, submitted to the New York Stock Exchange (the “NYSE”) the Annual CEO Certification and certified therein that he was not aware of any violation by the Company of the NYSE’s Corporate Governance listing standards.

Item 2.  Properties

The number, type, location and size of the Company’s properties as of December 31, 2004 are shown on the following charts, by segment.

	Number and Nature of Facilities			Square Footage (000’s)
Segment	Manufacturing(1)	Warehouse	Office	Owned	Leased

Industrial Components	17	13	2	2,814	1,293

Construction Materials	13	5	9	856	1,417

Automotive Components	11	3	2	862	285

Transportation Products	10	0	3	872	286

Specialty Products	11	1	2	942	351

General Industry (All Other)	15	6	14	958	1,085

Corporate	0	0	2	0	14

(1)          Also includes facilities which are combined manufacturing, warehouse and office space.

	Locations
Segment	North America	Europe	Other

Industrial Components	29	0	2

Construction Materials	22	1	4

Automotive Components	16	0	0

Transportation Products	10	3	0

Specialty Products	14	0	0

General Industry (All Other)	27	7	1

Corporate	2	0	0

Item 3.  Legal Proceedings

The Company may be involved in various legal actions from time to time arising in the normal course of business.  In the opinion of management, the ultimate outcome of such actions will not have a material adverse effect on the consolidated financial position of the Company, but may have a material impact on the Company’s results of operations for a particular period.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is traded on the New York Stock Exchange.  As of December 31, 2004, there were 1,934 shareholders of record.

Quarterly cash dividends paid and the high and low prices of the Company’s stock on the New York Stock Exchange in 2004 and 2003 were as follows:

2004	First	Second	Third	Fourth

Dividends per share	$0.220	$0.220	$0.230	$0.230

Stock Price
High	$63.57	$64.29	$67.31	$66.35
Low	$54.50	$54.85	$59.07	$56.92

2003	First	Second	Third	Fourth

Dividends per share	$0.215	$0.215	$0.220	$0.220

Stock Price
High	$44.19	$46.37	$46.34	$61.67
Low	$38.69	$39.75	$41.88	$43.57

The Company’s repurchases of equity securities during the period October 1 through December 31, 2004 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2004	172,000	$57.67	172,000	1,204,445
November 1 - 30, 2004	152,600	58.87	152,600	1,051,845
December 1 - 31, 2004	—	—	—	1,051,845
Total	324,600	$58.24	324,600	1,051,845

The Company announced the reactivation of its share repurchase program on August 17, 2004. The program was originally approved on November 3, 1999. The Company initially had authority to repurchase 1,506,445 shares of its common stock.

Item 6.  Selected Financial Data.

Five-Year Summary

In thousands except shareholders of record and per share data

	2004	2003*	2002*	2001*	2000*
Summary of Operations

Net sales	$2,227,614	1,887,490	1,724,816	1,590,114	1,462,778
Gross margin	$423,128	361,195	335,295	296,288	328,068
Selling & administrative expenses	$221,676	204,948	200,745	193,814	161,506
Research & development	$16,315	16,347	15,816	12,675	10,807
Other (income) expense, net	$(553)	(5,678)	4	30,520	(3,136)
Earnings before interest and income taxes	$185,690	145,578	118,730	59,279	158,891
Interest expense, net	$15,350	14,461	17,150	28,639	27,617
Income from continuing operations, net of tax	$118,314	88,484	66,155	19,676	82,433
Basic earnings per share	$3.81	2.89	2.17	0.65	2.73
Diluted earnings per share	$3.77	2.87	2.16	0.65	2.69
(Loss) Gain from discontinued operations, net of tax	$(38,702)	436	6,223	5,165	13,747
Basic earnings (loss) per share	$(1.24)	0.01	0.21	0.17	0.45
Diluted earnings (loss) per share	$(1.23)	0.01	0.21	0.17	0.45
Income before cumulative effect of change in accounting	$79,612	88,920	72,378	24,841	96,180
Basic earnings per share	$2.57	2.90	2.38	0.82	3.18
Diluted earnings per share	$2.54	2.88	2.37	0.82	3.14
Cumulative effect of change in accounting principle, net of tax	$—	—	(43,753)	—	—
Basic loss per share	$—	—	(1.44)	—	—
Diluted loss per share	$—	—	(1.43)	—	—
Net Income	$79,612	88,920	28,625	24,841	96,180
Basic earnings per share	$2.57	2.90	0.94	0.82	3.18
Diluted earnings per share	$2.54	2.88	0.94	0.82	3.14

Financial Position

Net working capital**	$268,247	218,203	131,861	259,966	286,708
Property, plant and equipment, net	$409,704	399,650	386,371	382,066	313,693
Total assets	$1,501,241	1,434,970	1,328,787	1,415,724	1,305,679
Long-term debt	$259,554	267,746	267,739	440,180	371,380
% of total capitalization***	27.1	29.8	32.6	44.9	40.4
Shareholders’ equity	$698,487	631,930	553,077	540,284	547,879

Other Data

Average shares outstanding - basic	31,032	30,705	30,441	30,260	30,239
Average shares outstanding - diluted	31,409	30,863	30,583	30,450	30,599
Dividends paid	$27,960	26,695	25,887	24,883	22,989
Per share	$0.900	0.87	0.85	0.82	0.76
Capital expenditures	$72,260	39,610	34,059	62,103	50,090
Depreciation & amortization	$52,639	51,360	48,242	53,263	46,838
Shareholders of record	1,934	2,015	2,170	2,257	2,396

*                      2003 and prior figures have been revised to reflect discontinued operations and certain reclassifications to conform to 2004 presentation.

See notes 1 and 17 to the Consolidated Financial Statements in Item 8.

**               Net working capital defined as total current assets less total current liabilities.

***        % of total capitalization defined as long-term debt divided by long-term debt, plus shareholder’s equity.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

Carlisle Companies Incorporated (“Carlisle”, the “Company”, “we” or “our”) is a diversified manufacturing company focused on achieving profitable growth internally through new product development and product line extensions, and externally through acquisitions that complement our existing technologies, products and market channels.  The Company has twelve operating companies and more than 13,000 employees serving a variety of niche markets.  While Carlisle has offshore manufacturing operations, our markets are primarily in North America.  Management focuses on continued year over year improvement in sales and earnings, return on capital employed and return on shareholders’ equity.  We allocate resources to our businesses based on our assessment of their ability to obtain leadership positions in the markets they serve.

Net sales from continuing operations in 2004 of $2.23 billion were 18% over 2003.  The factors contributing to this increase were improved markets, new products, market share gains, selling price increases, acquisitions and, to a lesser extent, foreign exchange.  Income from continuing operations, net of tax, of $118.3 million in 2004 was 34% above 2003.  Selling price increases of $49.4 million partially offset $62.8 million of raw material cost increases.  The Company continues to focus on recovering these costs through higher selling prices; however, the ability to realize price increases is dependent on competitive and economic conditions which may be beyond the Company’s control.  It is also uncertain what impact the rise in raw material costs and the future availability of raw materials will have on the markets served by Carlisle.

In keeping with the Company’s commitment to align its businesses with a focus on its core competencies, in 2004 Carlisle announced plans to exit certain operations in the Industrial Components and General Industry segments.  The Company has also announced plans to exit all the operations comprising the Automotive Components segment.  These operations are classified as discontinued operations in the Company’s financial statements.

2004 Compared to 2003

Consolidated Results of Continuing Operations - Net sales from continuing operations of $2.23 billion in 2004 exceeded 2003 sales of $1.89 billion by 18%, or $340.1 million.  Strong organic sales growth (organic growth excludes the effects of acquisitions, discontinued operations and divestitures made within the most recent twelve months) of $326.4 million, or 17%, included $17.1 million of favorable changes in foreign currency rates.  Acquisition growth of $23.8 million in the Industrial Components and General Industry segments was partially offset by $10.1 million for the divestiture of the Specialty Products segment’s spring brake business in December 2003.  The growth in net sales was primarily attributable to the Construction Materials, Industrial Components and General Industry segments.

Gross margin (net sales less cost of goods sold expressed as a percent of net sales) in 2004 was 19.0%, compared to 19.1% in 2003.  The slightly lower gross margin was primarily due to significant raw material cost increases for oil-based commodities and steel products.  These higher costs were partially offset by increases in sales volume and selling prices.  Raw material costs were $62.8 million higher in 2004 than in 2003 and more than offset $49.4 million of selling price increases during the year.  The 2004 gross margin included $1.2 million of exit and disposal costs compared to $2.6 million in 2003.  Exit and disposal costs represent specific programs identified by Carlisle operations to reduce expense, improve productivity, and consolidate facilities.  Although Carlisle does not have a formal restructuring plan, the Company evaluates exit and disposal opportunities on a continual basis.  Plant utilization of 78% in 2004 was favorable to utilization of 73% in 2003.

Selling and administrative expenses of $221.7 million in 2004 were 8% above $204.9 million in 2003 with most of the increase attributable to variable expenses associated with sales volume and $4.7 million of external costs for compliance with Section 404 of the Sarbanes – Oxley Act of 2002.  Selling and administrative expenses, as a percent of net sales, of 10.0% in 2004 were below 10.9% in 2003 reflecting the benefits of cost control measures and reorganization actions.

Research and development expenses remained flat at $16.3 million in 2004 and 2003.  Increased spending in the Construction Materials segment was offset by lower expense in the General Industry segment.

Other income of $0.6 million in 2004 compared to other income of $5.7 million in 2003.  The decrease was due primarily to the write-off of assets associated with the sale of the spring brake business, $2.6 million, and lower foreign currency exchange gains, $1.4 million.  Other income included gains from insurance recoveries of $2.0 million in 2004 and $2.6 million in 2003.  Other income in 2004 also included $2.4 million from the Company’s 25% investment in a European roofing joint venture (“Icopal”), which was below the $3.0 million recognized in 2003 primarily due to reorganization expenses incurred in 2004.

Earnings before interest and income taxes (“EBIT” or “earnings”) showed improvement in 2004 across all of Carlisle’s reporting segments.  EBIT of $185.7 million was higher than 2003 EBIT of $145.6 million due primarily to increased sales volume in most of the Company’s product lines offset by the aforementioned exit and disposal activities and unrecovered raw material costs.  The impact of changes in foreign currency rates on earnings was negligible.

Interest expense, net, of $15.4 million in 2004 was above $14.5 million in 2003.  Lower average borrowings and the effects of interest rate swaps resulted in lower interest expense year-over-year but were offset by lower interest income and higher interest expense associated with a capital lease.

Income tax expense of $52.0 million for 2004 from continuing operations are net of a benefit of $3.7 million for favorable state and federal tax settlements resulting in an effective rate for 2004 of 30.5% as compared with an effective rate of 32.5% for 2003.  The Company’s effective tax rate for 2005 is currently estimated at 32.25%.

Company management has tentatively decided to participate with the U.S. Internal Revenue Service (the “IRS”) in a pilot real time audit program for calendar 2005.  It is entitled Compliance Assurance Process (“CAP”).  Pursuant to the CAP program, material tax issues and initiatives will be disclosed to the IRS throughout the year with the objective of reaching agreement as to the proper reporting treatment.  If the Company and the IRS can reach agreement on all issues, then the IRS will issue a full acceptance letter, subject only to a cursory post-filing review. Company management believes that this experimental approach will reduce tax-related uncertainties, enhance transparency and reduce administrative costs.  The IRS has completed its audit of the Company’s tax returns through and including the 1999 tax year.

Income from continuing operations, net of tax, in 2004 was $118.3 million, or $3.77 per diluted share, compared to 2003 Income from continuing operations, net of tax, of $88.5 million, or $2.87 per diluted share. The increase in income is primarily attributable to sales volume increases offset by raw material costs and other expenses as previously discussed.

Consolidated Results of Discontinued Operations - In the second quarter 2004, Carlisle announced plans to exit three operations in the Industrial Components, Automotive Components and General Industry segments.  In the fourth quarter 2004, the Company decided to exit all of its remaining operations comprising the Automotive Components segment.  Losses from discontinued operations, net of tax, were $38.7 million in 2004 and included after-tax non-cash write-offs of $25.1 million of goodwill and $3.1 million of other assets associated with the Automotive Components segment.  Income from discontinued operations in 2003 was $0.4 million.

Net Income – 2004 net income of $79.6 million, or $2.54 per diluted share, was 10% below 2003 net income of $88.9 million, or $2.88 per diluted share, and included the aforementioned $38.7 million or $1.23 per diluted share of losses from discontinued operations.

Acquisitions - On June 30, 2004, the Company acquired the specialty tire and wheel business of Trintex Corporation for $32.5 million, which is included in the Industrial Components segment.  Trintex Corporation is North America’s leading manufacturer of semi-pneumatic tires and wheels for lawn and garden and industrial markets.

On May 30, 2003, Carlisle acquired Flo-Pac Corporation, a leading manufacturer of quality brooms, brushes, rotary brushes and cleaning tools in the sanitary maintenance industry for approximately $32.0 million.  This acquisition is included in the General Industry segment as part of Carlisle’s foodservice and sanitary maintenance business.

2003 Compared to 2002

Consolidated Results of Continuing Operations - Net sales from continuing operations of $1.89 billion in 2003 exceeded 2002 sales of $1.72 billion by 10%.  Organic sales growth of $149.1 million, included $22.4 million of favorable changes in foreign currency rates.  Acquisition growth of $46.9 million in the Construction Materials and General Industry segments was partially offset by the sale of Carlisle Power Transmission’s European transmission belt business in December 2002.  Net sales for this operation in 2002 were $33.3 million.  Increased net sales in the Construction Materials and General Industry segments accounted for most of the sales increase in 2003.

Gross margin in 2003 was 19.1%, compared to 19.4% in 2002.  The slightly lower gross margin in 2003 was the result of raw material cost increases, primarily in the Industrial Components segment.  Plant utilization of 73% in 2003 was favorable to utilization of 67% in 2002.

Selling and administrative expenses of $204.9 million in 2003 were above 2002 expenses of $200.7 million.  The divestiture of Carlisle Power Transmission’s European belt business at the end of 2002 resulted in a $6.8 million reduction in 2003 expense, but was partially offset by $5.8 million of selling and administrative expense associated with the Company’s acquisitions.  The remaining increase in expense from 2002 was due to increased sales volume and severance costs.  Selling and administrative expenses, as a percent of net sales, of 10.9% in 2003 were below 11.6% in 2002 as a result of increased sales volume, cost control measures and reorganization actions.

Research and development expenses were $16.3 million in 2003 compared with $15.8 million in 2002.  The increase in spending was primarily in the General Industry segment and was partially offset by lower spending in the Industrial Components segment.

Other income of $5.7 million in 2003 compared to other expense of less than $0.1 million in 2002.  Other income in 2003 included a $2.6 million gain from insurance recoveries and a $2.1 million foreign exchange gain on the settlement of long-term loans denominated in foreign currencies.  Other income in 2003 also included $3.0 million from Icopal which was below the $3.8 million recognized in 2002 primarily due to the weak demand in the European roofing market.

EBIT of $145.6 million in 2003 compared favorably with 2002 EBIT of $118.7 million as a result of the previously discussed organic sales growth and other income offset by raw material cost increases, exit and disposal costs and higher selling and administrative expenses.  The impact of changes in foreign currency rates on earnings was negligible.

Interest expense, net, of $14.5 million in 2003 and was below $17.2 million in 2002 as a result of reduced average borrowings, interest income from Icopal and interest income on a tax refund.

Income taxes on continuing operations of $42.6 million in 2003 reflect an effective tax rate of 32.5% compared with $35.4 million in 2002 at an effective rate of 34.9%.  The lower rate in 2003 was a result of favorable federal and state audit settlements finalized in 2003 for tax returns filed through calendar year 1999.  The 2002 rate excludes the effect of Statement of Financial Accounting Standard (“SFAS”) 142 for goodwill impairment.

Income from continuing operations, net of tax, in 2003 was $88.5 million, or $2.87 per diluted share, compared to the 2002 income from continuing operations, net of tax, of $66.2 million, or $2.16 per diluted share.  The improvement in 2003 over 2002 was due primarily to increased earnings in most of the Company’s operating segments.

Consolidated Results of Discontinued Operations - Income from discontinued operations, net of tax, in 2003 was $0.4 million compared with income of $6.2 million in 2002.  The decline in income was primarily related to plant closure and severance costs and specific transition costs associated with the shutdown of a plant in the Automotive Components segment and an asset impairment charge on a group of assets in the General Industry segment.

Net Income – Net income of $88.9 million, or $2.88 per diluted share in 2003, compared with income before cumulative effect of accounting change in 2002 of $72.4 million, or $2.37 per diluted share.  The evaluation of goodwill in 2002, required by SFAS 142, resulted in a reduction of the carrying value of goodwill for businesses in the Transportation Products and the General Industry segments.  The after-tax charge to earnings from the implementation of SFAS 142 was $43.8 million, or $1.43 per diluted share.  The impact of the goodwill impairment in 2002 reduced net income of $72.4 million to $28.6 million, or $0.94 per diluted share.  The goodwill reduction was reported as a change in accounting principle effective January 1, 2002.

Acquisitions - In 2002, Carlisle completed one acquisition and one divestiture.  MiraDri, a leading provider of waterproofing solutions for commercial and residential applications was acquired in October 2002, and is included in the Construction Materials segment.  The European power transmission belt business, which was part of the Dayco Power Transmission business, acquired by Carlisle in August 2001, was sold in December 2002.  The sale of the European power transmission business resulted in a $0.8 million pre-tax loss.

Operating Segments

The following table summarizes segment net sales and EBIT.  The amounts for each segment should be referred to in conjunction with the applicable discussion below.

			Increase				Increase
			(Decrease)				(Decrease)
In thousands, except percentages	2004	2003*	Amount	Percent	2003*	2002*	Amount	Percent
Net Sales
Industrial Components	$727,189	$622,437	$104,752	16.8%	$622,437	$614,609	$7,828	1.3%
Construction Materials	721,958	579,369	142,589	24.6%	579,369	488,047	91,322	18.7%
Transportation Products	149,593	121,378	28,215	23.2%	121,378	119,566	1,812	1.5%
Specialty Products	133,758	129,055	4,703	3.6%	129,055	121,922	7,133	5.9%
General Industry (All other)	495,116	435,251	59,865	13.8%	435,251	380,672	54,579	14.3%
	$2,227,614	$1,887,490	$340,124	18.0%	$1,887,490	$1,724,816	$162,674	9.4%

Earnings Before Interest and Income Taxes
Industrial Components	$61,069	$58,306	$2,763	4.7%	$58,306	$55,751	$2,555	4.6%
Construction Materials	94,474	77,171	17,303	22.4%	77,171	66,404	10,767	16.2%
Transportation Products	7,915	5,687	2,228	39.2%	5,687	5,962	(275)	-4.6%
Specialty Products	5,235	4,240	995	23.5%	4,240	(1,821)	6,061	NM
General Industry (All other)	38,416	19,874	18,542	93.3%	19,874	13,253	6,621	50.0%
Corporate	(21,419)	(19,700)	(1,719)	-8.7%	(19,700)	(20,819)	1,119	5.4%
	$185,690	$145,578	$40,112	27.6%	$145,578	$118,730	$26,848	22.6%

*  2003 and 2002 figures have been revised to exclude discontinued operations.

NM - Not Meaningful

Industrial Components

2004 Compared to 2003

Net sales in 2004 were 17% above 2003.  Carlisle Tire & Wheel Company net sales in 2004 were 19% above 2003 net sales on growth in all product lines.  Most of the increase in net sales was in the commercial and consumer power equipment lawn care products and all-terrain vehicles (“ATV”) tires and wheels.  The acquisition of Trintex, the leading manufacturer of specialty semi-pneumatic tires and wheels for the lawn and garden and industrial markets, in June 2004 added $12.5 million to the increase in net sales.  Carlisle Power Transmission net sales were 10% above the full year 2003 with most of the improvement in the lawn and grounds care and agricultural markets.  The Company expects the strong product demand experienced by this segment in 2004 to continue in 2005.

Segment EBIT was 5% above 2003 and did not keep pace with the sales increase due to the dramatic rise in raw material costs throughout 2004 for steel in the wheel business and oil-based commodities used in the tire manufacturing process.  The unrecovered raw material cost increases in the Industrial Components segment were approximately $7.8 million in 2004.  After rapid and frequent increases in raw material costs during 2004, costs had stabilized by the end of the year and are anticipated to remain flat through most of 2005.

Selling price increases implemented in 2004 at Carlisle Tire & Wheel Company were not sufficient to fully offset the rise in raw material costs.  While the Company is making efforts to recover the increases in raw material costs, its ability may be limited based on competitive and economic conditions beyond its control.  Production inefficiencies due to increased schedule changes to support the strong sales demand, labor shortages, the ramp up of production at the China operation and an unfavorable sales mix of lower margin products also negatively affected 2004 results.  The Company expects these items to have less of an impact in 2005.  Net sales and EBIT in this segment are generally higher in the first half of the year due to peak sales volume in the outdoor power equipment market.

2003 Compared to 2002

The 1% increase in net sales in 2003 from 2002 was a result of organic net sales growth of $41.1 million or 7%, partially offset by the divestiture of Carlisle Power Transmission’s European belt business, which contributed $33.3 million of net sales in 2002.  The organic net sales growth of 7% at Carlisle Tire & Wheel Company was primarily a result of higher ATV and consumer outdoor power equipment sales.

Carlisle Tire & Wheel Company accounted for the majority of the increase in 2003 EBIT on improved sales volume, a favorable sales mix, and higher production volume.  This was partially offset by higher costs for major raw material commodities, including natural rubber, synthetic rubber, and steel.  Carlisle Power Transmission results in 2003 were marginally ahead of 2002 and included $0.7 million of exit and disposal costs.

Construction Materials

2004 Compared to 2003

Net sales in 2004 were 25% above 2003 with growth in all product lines.  Sales of insulation products and ethylene propylene diene terpolymer (“EPDM”) and thermoplastic polyolefin (“TPO”) membrane and accessories accounted for 73% of the increase in net sales.  The strong growth in insulation was driven by special programs that encourage the use of Carlisle insulation and increased demand for total system warranties.  Since mid-year 2004, the commercial roofing market has shown positive growth.  Harsh winters in key EPDM markets, coupled with a resurgence of new construction, fueled demand.  Overall market conditions continue to look favorable for another strong year in commercial roofing; however, the Company’s growth is impacted by interest rates, weather conditions and raw material cost inflation.

The 22% improvement in 2004 EBIT was primarily a result of increased sales volume and selling price increases, partially offset by product mix, increasing raw material costs and lower earnings at Icopal.  Icopal earnings of $2.4 million in 2004 were 20% below 2003 earnings of $3.0 million, primarily due to reorganization expenses incurred in the beginning of 2004.  Net sales and EBIT in this segment are generally higher in the second and third quarters of the year due to increased construction activity during these periods.  Selling price increases have been announced in an effort to offset higher raw material costs; however, the full extent of these increases remains uncertain.  The rise in the costs and availability of raw materials are expected to apply pressure to future operating results.  Specifically, EPDM polymer used in the manufacture of EPDM roofing membranes and MDI, a key ingredient used in the manufacture of insulation products, may have supply constraints in 2005.  We expect continued upward pressure on the price of these and other key raw materials in the coming year.

2003 Compared to 2002

Most of the 19% increase in 2003 net sales over 2002 was attributable to organic sales growth of 13%, with accretive growth from acquisitions accounting for the remaining 6%.  The organic sales growth was primarily due to sales of domestic roofing membranes, insulation products and residential roofing tiles.  Carlisle SynTec benefited from higher precipitation and lower temperatures during the winter on the east coast, conditions not seen in approximately three years.  Heavy spring rain also contributed to increased re-roofing demand.  In addition, as the economy showed signs of recovery in the second half of 2003, commercial construction continued its momentum from the first half of the year.  Overall, 2002 was a difficult year for the Construction Materials segment as commercial construction in the United States was down 16%, and industry shipments of EPDM roofing membrane declined approximately 15%.  Carlisle SynTec was able to mitigate this decline in demand with higher sales of TPO roofing membrane and increased sales of niche products.

The 16% improvement in 2003 segment EBIT was primarily a result of increased sales volume and a $2.6 million gain on insurance recoveries on fire losses at two small coatings and waterproofing manufacturing plants.  These gains were classified as “other income, net” on the Company’s Consolidated Statements of Earnings and Comprehensive Income.  Partially offsetting this increase was a $0.8 million earnings decline related to Icopal.

Transportation Products

2004 Compared to 2003

Net sales in 2004 were 23% above 2003, with most of the increase in sales of large construction, pneumatic bulk, commercial, live-bottom and stainless steel tank trailers.  Demand was strong in 2004, in spite of selling price increases implemented during the year.  The majority of competitors increased selling prices to some degree and related industries such as truck and equipment manufacturers also increased selling prices.  Demand in 2005 is expected to be equal to or slightly above demand in 2004.

Segment EBIT in 2004 was 39% above 2003.  Sales volume, selling price increases and improved absorption of fixed overhead costs were partially offset by steep rises in steel prices and other raw materials and an unfavorable sales mix of lower margin trailers.  The cost of steel products in 2004 was dramatically higher than in 2003.  While we experienced significant raw material cost increases for steel in 2004, these costs had stabilized at the end of the year.  Significant increases in the cost of steel are not currently anticipated in 2005; however, steel supply and pricing may have an adverse effect on future earnings in this segment.

2003 Compared to 2002

Segment net sales in 2003 were slightly above 2002 as a result of higher demand for steel dump, small construction, and specialized trailers.  Segment EBIT in 2003 was 5% below 2002.  The lower EBIT reflected an unfavorable sales mix of low-margin products.

Specialty Products

2004 Compared to 2003

Net sales in 2004 were 4% above 2003.  Net sales in 2003 included $10.1 million of sales from Carlisle Motion Control’s spring brake business which was divested in December, 2003.  Organic net sales growth was 12% for the full year 2004.  Higher sales of braking systems for off-highway and industrial equipment accounted for most of the increase.  Orders are expected to remain strong in the industrial and off-highway brake markets with many customers anticipating continued growth in 2005.  The trucking industry is projecting higher new truck build rates, and aftermarket demand for truck blocks is also anticipated to grow as the tonnage of products transported by truck increases in 2005.

EBIT in 2004 was 24% above 2003 results.  The improvement was primarily a result of operating and manufacturing efficiencies attributable to the consolidation of the business units in this segment under one management team.  This improvement was partially offset by the $2.6 million write-off of assets associated with the sale of the spring brake business.  The businesses in this segment experienced higher raw material costs in 2004; however, this trend showed signs of slowing at the end of 2004.

2003 Compared to 2002

Net sales in 2003 were 6% higher than 2002.  Most of the increase was due to higher sales of on-highway products to the heavy-duty truck and trailer and brake and axle manufacturers, and aftermarket distribution.  The negative EBIT in 2002 was primarily related to the Carlisle Motion Control operation.  Weak demand in the industrial and mobile equipment markets, lower aftermarket sales, reduced production levels, a pension curtailment charge and other exit and disposal expenses associated with closing its Ridgway, Pennsylvania facility, and startup costs at its South Hill, Virginia facility, contributed to the unfavorable results at Carlisle Motion Control.

General Industry (All Other)

2004 Compared to 2003

Net sales in General Industry in 2004 were 14% above 2003.  Net sales at Carlisle Process Systems accounted for most of the increase in this segment and were 23% above 2003 as a result of increased purchases of capital equipment for cheese processing equipment.  Carlisle FoodService net sales were 16% above 2003 with the acquisition of Flo-Pac in May 2003 accounting for half of the increase.  Organic sales growth of 8% was a result of increased demand for foodservice products.  Net sales at Tensolite in 2004 were 15% above last year on increased sales in all product lines.  Carlisle Walker net sales in 2004 were slightly above 2003 as a result of higher sales in the equipment group.  Johnson Truck Bodies 2004 net sales were 3% below 2003 due to reduced demand for insulated temperature-controlled truck bodies and trailers.

The 2004 EBIT in the General Industry segment was 93% above 2003.  Improved EBIT at Carlisle Process Systems, Carlisle Walker and Tensolite accounted for the increase.  Carlisle Process Systems accounted for most of the EBIT increase due to higher sales, improved margins through manufacturing efficiencies and reduced selling and administrative expenses.  Most of the increase in EBIT at Carlisle Walker was the result of operational improvements and the closure of unprofitable operations in 2003.  Tensolite EBIT in 2004 was significantly above 2003 as a result of increased sales volume in 2004 and exit and disposal costs incurred in 2003.  Carlisle FoodService experienced a slight decrease in EBIT in 2004 compared to 2003 as a result of increased freight expense, unfavorable operating efficiencies and unrecovered raw material cost increases.  EBIT at Johnson Truck Bodies in 2004 was approximately half of 2003’s results and was primarily the result of an unfavorable sales mix, and the inability to pass along price increases to customers to offset the significant increase in raw material costs.  Segment EBIT in 2004 included $1.2 million of exit and disposal costs compared to $3.2 million in 2003.

2003 Compared to 2002

General Industry net sales in 2003 were 14% above 2002 net sales with Carlisle Process Systems, Johnson Truck Bodies and Carlisle FoodService accounting for most of the growth.  The improvement at Carlisle Process Systems was a result of increased demand for cheese and powder equipment.  Johnson Truck Bodies net sales in 2003 were more than 50% above 2002 net sales due to exceptionally strong demand for insulated temperature-controlled truck bodies and trailers.  Carlisle FoodService’s 2003 net sales increased 10% from 2002 as a result of acquiring Flo-Pac in May 2003.  The 2003 economic recovery was not experienced in the foodservice equipment and supply industry as overall restaurant traffic was below prior year levels and spending in the institutional non-commercial market segment was lower in 2003.  Carlisle Walker net sales in 2003 were slightly below net sales in 2002 due to lower demand in the equipment group.  Tensolite’s sales in 2003 were slightly less than 2002 due to the continued downturn in the commercial aerospace and telecommunications industries.

Segment earnings in 2003 improved 50% over 2002.  Most of the EBIT improvement in 2003 was at Johnson Truck Bodies due to the increase in 2003 net sales volume over 2002.  The higher earnings at Tensolite reflect productivity improvements, better utilization of manufacturing capacity, and lower selling and administrative expenses.  The earnings improvement at Carlisle FoodService was due to the acquisition of Flo-Pac.  The EBIT loss at Carlisle Process Systems included reorganization costs and a $2.2 million charge at a European operation to correct previously reported earnings in calendar year 2002.  The Carlisle Walker EBIT loss was primarily the result of plant closure and reorganization costs.  Segment EBIT included $3.2 million of charges for exit and disposal costs in 2003 compared to $4.6 million in 2002.

Balance Sheet

Receivables of $227.4 million at December 31, 2004 increased $11.2 million from $216.2 million at December 31, 2003.  The increase was a result of higher sales volume, partially offset by a $53.0 million increase in the utilization of the Company’s accounts receivable securitization program bringing total receivables sold through the program to $120.0 million at December 31, 2004.

Inventories were $315.5 million as of December 31, 2004.  The $63.5 million increase from December 31, 2003 of $252.0 million was primarily in the Industrial Components and Construction Materials segments and was the result of a planned building of inventories to meet the projected demand in the first half of 2005.

Goodwill, net of $291.3 million at December 31, 2004 was $29.0 million above December 31, 2003 and is primarily the result of acquiring Trintex in June 2004.

Non-current assets held for sale of $50.5 million at December 31, 2004 were 51% below $100.9 million at December 31, 2003.  The reduction is primarily due to the $40.3 million write-off of goodwill and the $4.4 million write-down of an investment in a joint venture at Carlisle Engineered Products.

Accounts payable of $168.0 million at December 31, 2004 was $23.4 million above $144.6 million at December 31, 2003 due primarily to higher capital spending and increased purchases of materials and supplies to keep pace with the increase in sales volume.

Accrued expenses of $117.6 million at the end of 2004 were $15.0 million below December 31, 2003 of $132.6 million largely as a result of lower accruals for taxes due to the timing of tax payments.

Other long-term liabilities of $88.4 million in 2004 were $15.9 million below $104.3 million at December 31, 2003.  The decrease was primarily a result of lower pension liabilities.

Capital expenditures of $72.3 million in 2004 were 83% above $39.6 million in 2003.  Major capital expenditures in 2004 included new plants to produce insulation products and TPO membrane for Carlisle SynTec, capacity expansion for the manufacture of transmission belts for Carlisle Power Transmission, plant expansions for the manufacture of tires for Carlisle Tire & Wheel Company and a distribution center in Nevada for Carlisle FoodService.  Capital expenditures in 2003 included new plants to produce coating and waterproofing products and insulation products for Carlisle SynTec, capacity expansion for the manufacture of transmission belts in China for Carlisle Power Transmission, and the installation of a fully integrated ERP system at several operations at Carlisle Tire & Wheel Company.

Liquidity and Capital Resources

Sources and Uses of Cash

In thousands	2004	2003*	2002*
Net cash provided by operating activities	$111,572	$105,114	$218,585
Net cash used in investing activities	(91,846)	(68,026)	(49,506)
Net cash used in financing activities	(18,021)	(54,768)	(169,782)
Net cash (used in) provided from discontinued operations	(162)	8,565	(467)
Effect of exchange rate changes on cash	114	910	972
Change in cash and cash equivalents	$1,657	$(8,205)	$(198)

* Reflects certain reclassifications necessary to conform to current year presentation.  See Note 1 to the Consolidated Financial Statements in Item 8.

2004 Compared to 2003:

Cash provided by operating activities for the twelve month period ended December 31, 2004 increased by $6.5 million over the same period ended December 31, 2003.  Contributing to the increase was a $29.8 million improvement in income from continuing operations, net of tax, and $86.0 million resulting from an increase in the utilization of the Company’s securitization program.  Partially offsetting these items was a $107.9 million increase in working capital requirements (for purposes of this discussion, the increase in working capital is defined as the year-over-year changes in current and long-term receivables, inventories, accounts payable and accrued expenses, income taxes and long-term liabilities as presented in the Company’s Consolidated Statements of Cash Flows) due primarily to an increase in receivables driven by higher sales volume and the planned building of inventories to meet projected demand in the first half of 2005.

The increase of cash used in investing activities of $23.8 million was primarily attributed to an increase in capital expenditures of $32.7 million related primarily to the construction of new production facilities for the Construction Materials segment and the expansion of production facilities for tire and belt products in the Industrial Components segment.  Partially offsetting increased capital spending were proceeds received from the sale of properties acquired from the acquisition of Flo-Pac in May 2003.

The decrease in cash used in financing activities was primarily attributed to an increase in borrowings of short-term credit lines.  The Company borrowed $26.1 million in 2004 compared to payments on short-term credit lines of $45.6 million in 2003.  Also affecting cash used in financing activities was the use of $18.9 million for the repurchase of common shares into treasury.

2003 Compared to 2002:

The decrease in cash provided by operating activities of $113.5 million for the twelve month period ended December 31, 2003 as compared with the same period ended December 31, 2002 was primarily attributed to a $69.9 million reduction in the utilization of the Company’s securitization program and a $50.4 million increase in working capital requirements primarily attributed to an increase in current and long-term receivables and an increase in inventories driven by higher sales volumes. Tax refunds of approximately $21.0 million and the receipt of $7.8 million from the termination of interest rate swaps contributed to the 2002 operating cash flow.

The increase in cash used in investing activities in 2003 over 2002 is due primarily to higher capital expenditures and acquisition spending.  Also reflected in this increase are proceeds of $10.7 million in 2002 related to the sale of property, equipment and businesses.  Cash generated from operations as well as $15.8 million in proceeds received from the sale of treasury shares and the exercise of stock options allowed the Company to reduce debt by $42.9 million during 2003.

Debt Instruments, Guarantees and Covenants

The following table quantifies certain contractual cash obligations and commercial commitments at December 31, 2004:

In thousands	Total	2005	2006	2007	2008	2009	Thereafter
Short-term credit lines and long-term debt	$316,147	$34,205	$393	$150,154	$112,894	$168	$18,333
Interest on long-term debt (1)	69,886	18,730	18,767	8,887	3,718	1,182	18,602
Noncancellable operating leases	95,026	16,521	13,501	11,618	9,282	7,883	36,221
Purchase obligations	39,840	19,920	19,920	—	—	—	—
Total Commitments	$520,899	$89,376	$52,581	$170,659	$125,894	$9,233	$73,156

(1)  Future expected interest payments are calculated based on the stated rate for fixed rate debt and the effective interest rate as of December 31, 2004 for variable rate debt.

The above table does not include $88.4 million of other long-term liabilities.  Other long-term liabilities consist primarily of pension, post-retirement, deferred income tax and warranty obligations.  Due to factors such as return on plan assets, disbursements, contributions, and timing of warranty claims, it is not estimable when these will become due.

The Company has entered into long-term purchase agreements expiring December 31, 2006 for certain key raw materials.  Commitments are variable based on changes in commodity price indices. Based on prices at December 31, 2004, commitments under these agreements total approximately $39.8 million.

Carlisle maintains a $250.0 million revolving credit facility, of which $246.5 million was available at December 31, 2004.  The Company also maintains with various financial institutions $25.0 million in committed lines of credit and a $55.0 million uncommitted line of credit.  As of December 31, 2004, $55.8 million was available under these lines.  At December 31, 2004, $5.0 million was available under the Company’s $125.0 million receivables facility.

At December 31, 2004, letters of credit amounting to $45.6 million were outstanding, primarily to provide security under insurance arrangements and certain borrowings.

The Company has financial guarantee lines in place for certain of its operations in Asia and Europe to facilitate working capital needs, customer performance and payment and warranty obligations.  At December 31, 2004, the Company had issued guarantees of $17.3 million, of which $10.8 million represents amounts recorded in current liabilities.  The fair value of these guarantees is estimated to equal the amount of the guarantees at December 31, 2004, due to their short-term nature.

Under the Company’s various debt and credit facilities, the Company is required to meet various restrictive covenants and limitations, including certain net worth and cash flow ratios, all of which were complied with in 2004 and 2003.

Off-Balance Sheet Arrangements

As previously discussed, Carlisle maintains a receivables securitization program with a financial institution whereby it sells on a continuous basis an undivided interest in certain eligible trade accounts receivable.  The Company has formed a wholly-owned, special purpose, bankruptcy-remote subsidiary (“SPV”) for the sole purpose of buying and selling receivables generated by the Company.  The financial position and results of operations of the SPV are consolidated with the Company.  The trade accounts receivable are transferred to the SPV, irrevocably and without recourse, and the SPV may from time to time sell an undivided interest in these receivables of up to $125.0 million.  In accordance with generally accepted accounting principles, the Company recognizes the transactions under this program as a true sale, whereas creditors and rating agencies may view advances on the sale of such interests as a liability.  At December 31, 2004 and 2003, the Company had received $120.0 million and $67.0 million, respectively, related to sales under this program.  Carlisle entered into the securitization program in September 2001 to increase the diversity of its capital funding and to reduce its cost of capital.

Cash Management

Capital expenditures in 2005 are expected to be between $70 million and $90 million, reflecting continuing manufacturing expansions in the Construction Materials segment.  The Company also expects to contribute approximately $5.2 million to its pension plans in 2005.  Contributions to these plans in 2004 totaled $9.5 million. Cash contributions to the Company’s defined contribution plans were $5.9 in 2004.  Contributions in 2005 are expected to approximate $8.0 million.

The Company is committed to paying dividends to its Shareholders and has increased its dividend rate annually for the past 28 years.  The Company also plans to pay down debt to the extent possible.

The Company announced the reactivation of its share repurchase program in August 2004.  In the fourth quarter 2004, the Company repurchased 324,600 shares on the open market at a total cost of approximately $18.9 million.  At this time, the Company has authority to repurchase an additional 1,051,845 shares.  Additional shares may be repurchased at management’s direction.  The decision to repurchase shares will depend on price, availability and other corporate developments.  Purchases may occur from time to time and no maximum purchase price has been set.

As previously discussed, some of the Company’s segments experience higher net sales and EBIT in the first half of the year which could impact the timing of cash generated from operating activities.  The Company believes that its operating cash flows, credit facilities, accounts receivable securitization program, lines of credit, and leasing programs provide adequate liquidity and capital resources to fund ongoing operations, expand existing lines of business and make strategic acquisitions.  However, the ability to maintain existing credit facilities and access the capital markets can be impacted by economic conditions outside the Company’s control.  The Company’s cost to borrow and capital market access can be impacted by debt ratings assigned by independent rating agencies, based on certain credit measures such as interest coverage, funds from operations and various leverage ratios.

Market Risk

Carlisle is exposed to the impact of changes in interest rates and market values of its debt instruments, changes in raw material prices and foreign currency fluctuations.  From time to time the Company may manage its interest rate exposure through the use of interest rate swaps to reduce volatility of cash flows, impact on earnings and to lower its cost of capital.  During 2003, the Company executed $75 million in notional amount interest rate swaps, which have been designated as fair value hedges.  The purpose of these contracts is to hedge the market risk associated with Carlisle’s fixed rate debt.  The Company continues to monitor its interest rate risk and will execute and terminate hedges as appropriate.

The Company’s operations use certain commodities such as plastics, carbon black, synthetic and natural rubber and steel.  As such, the Company’s cost of operations is subject to fluctuations as the markets for these commodities change.  The Company monitors these risks, but currently has no derivative contracts in place to hedge these risks.

International operations are exposed to translation risk when the local currency financial statements are translated into U.S. dollars.  Carlisle monitors this risk, but at December 31, 2004 had no translation risk hedges in place. International operations are also exposed to the fluctuation of exchange rates on the revaluation of monetary assets and liabilities denominated in foreign currencies. Overall, currency valuation risk is considered minimal; however, at December 31, 2004 the Company did have currency hedges in place with a total notional amount of $6.9 million for the purpose of hedging cash flow risk associated with certain customer payment schedules. Less than 13% of the Company’s 2004 revenues are in currencies other than the U.S. dollar.

Environmental

Carlisle management recognizes the importance of the Company’s responsibility with regard to environmental compliance.  Programs are in place to monitor and test facilities and surrounding property and, where practical, to recycle materials.  Carlisle has not incurred material charges relating to environmental matters in 2004 or in prior years, and none are currently anticipated.

Backlog

Total backlog from continuing operations at December 31, 2004 of $410.2 million was 10% above $374.6 million in 2003.  Most of the increase was in the Construction Materials and the Transportation Products segments and was partially offset by a decrease in backlog in the General Industry segment.  The decrease in the backlog in the General Industry segment was at Carlisle Process Systems and related to a $70.0 million order received in December 2003 for a new 300,000 square foot cheese and whey production facility to be constructed in Clovis, New Mexico.  This project was approximately 42% complete at December 31, 2004.  Due to the nature of the orders at Carlisle Process Systems, backlog can include capital equipment orders for a period of twelve to twenty-four months.

Carlisle defines backlog as open orders (including both cancelable and non-cancelable orders) which can be shipped within a range of several days to two years.  This definition of backlog is applied to all of the Company’s various segments.  Backlog is dependant on market conditions, which vary greatly between industries and throughout the year.  While management utilizes this measurement to monitor and plan future operations, its variant nature is considered in conjunction with other operational and market conditions.

Discontinued Operations and Assets Held for Sale

In 2004, in ongoing efforts to streamline its businesses, the Company identified two operations and a segment it plans to exit. The two operations included the plastic components operation of Carlisle Tire & Wheel Company in the Industrial Components segment and the pottery business of Carlisle FoodService in the General Industry segment.  Additionally, the Company decided to exit its automotive business consisting entirely of Carlisle Engineered Products in the Automotive Components segment.  The Company is actively marketing these operations and conducting other actions required to complete the sale of these operations in 2005.  All operations met the criteria in accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets.”

Total assets held for sale by segment at December 31 were as follows:

In thousands	December 31, 2004	December 31, 2003
Assets held for sale by segment:
Industrial Components	$477	$5,133
Automotive Components	64,352	112,433
General Industry	2,160	3,975
Total assets held for sale	$66,989	$121,541

The major classes of assets and liabilities held for sale at December 31 included in the Company’s Consolidated Balance Sheets were as follows:

In thousands	December 31, 2004	December 31, 2003
Assets held for sale:
Receivables	$66	$2,645
Inventories	9,743	11,261
Prepaid expenses and other current assets	6,646	6,702
Total current assets held for sale	16,455	20,608
Property, plant and equipment, net	48,841	54,636
Goodwill, net	—	40,277
Notes receivable and other assets	645	—
Investments and advances to affiliates	1,048	6,020
Total assets held for sale	$66,989	$121,541

Liabilities associated with assets held for sale:
Accounts payable	$21,685	$31,869
Accrued expenses	4,024	7,821
Total current liabilities associated with assets held for sale	25,709	39,690
Other long-term liabilities	1,970	809
Total liabilities associated with assets held for sale	$27,679	$40,499

Net sales and (loss) income before income taxes from discontinued operations by segment were as follows:

In thousands	December 31, 2004	December 31, 2003	December 31, 2002
Net sales:
Industrial Components	$6,094	$8,772	$6,960
Automotive Components	211,594	209,063	235,822
General Industry	2,079	2,839	3,682
Net sales from discontinued operations	$219,767	$220,674	$246,464

(Loss) income before income taxes
Industrial Components	$(8,504)	$(195)	$(1,510)
Automotive Components	(48,027)	4,206	12,454
General Industry	(3,195)	(3,395)	(2,024)
(Loss) income from discontinued operations	$(59,726)	$616	$8,920

In 2004, the Industrial Components segment included a $1.8 million charge related to a customer settlement and a $2.1 million write-down to fair value of assets held for sale.  The settlement related to products produced at the plastic components operation of Carlisle Tire and Wheel Company.  The settlement is final and no further costs are anticipated with this issue.

In 2004, the Automotive Components segment included a $40.3 million write-down for the impairment of its entire balance of goodwill based on management’s estimate of fair value at December 31, 2004.  Additionally, the Automotive Components segment included a $4.4 million write-down of an investment in a joint venture.  The General Industry segment included a $0.6 million write-down to fair value of assets held for sale.

In 2003, the General Industry segment included a $0.9 million impairment charge recorded in accordance with SFAS 144.

Exit and Disposal Activities

The following table represents the effects of exit and disposal activities not related to discontinued operations on the Company’s Consolidated Statements of Earnings for the years ended December 31:

In thousands	2004	2003	2002
Cost of goods sold	$1,216	$2,599	$3,825
Selling and administrative expenses	428	1,129	775
Other expenses	939	762	2,250
Total exit and disposal costs	$2,583	$4,490	$6,850

Exit and disposal activities by type of charge for the years ended December 31 were as follows:

In thousands	2004	2003	2002
Termination benefits	$435	$2,177	$450
Contract termination costs	5	1,351	—
Other associated costs*	2,143	962	6,400
Total exit and disposal costs	$2,583	$4,490	$6,850

* Other associated costs primarily relate to relocation of employees and equipment, inventory, and fixed asset write-offs.

Liabilities were substantially paid in the period incurred and no significant liabilities remained as of December 31, 2004 related to these activities.

Exit and disposal activities by segment were as follows:

In thousands	2004	2003	2002
Total by segment
Industrial Components	$929	$698	$—
Specialty Products	409	586	2,300
General Industry	1,245	3,206	4,550
Total exit and disposal costs	$2,583	$4,490	$6,850

Industrial Components – Approximately $0.2 million of the 2004 exit and disposal costs, and all of 2003 costs for the Industrial Components segment relate to the consolidation of the management teams of Carlisle Tire & Wheel Company and Carlisle Power Transmission and a plant closure.  Activities under this plan included employee terminations of $0.7 million and relocation costs of $0.2 million.  Annual savings are expected to approximate $0.4 million.

The remaining $0.7 million of exit and disposal costs in 2004 related to the write-down of impaired fixed assets related to an upcoming facility closure.  The Company estimates it will spend an additional $1.3 million related to this closure for a total expected cost of $2.0 million.  These remaining costs will consist mainly of relocation and termination benefits.  Annual savings are estimated at $4.6 million.

Specialty Products - Exit and disposal activities in the Specialty Products segment in 2004 relate primarily to the Company’s Ridgway, Pennsylvania facility, closed in the first quarter 2002.  The total cost of this closure through December 31, 2004 was $2.4 million; of which $2.3 million was incurred in 2002 and the remaining $0.1 million in 2004.  Of the total amount incurred, $1.5 million was paid for moving and relocation expenses and $0.9 million related to pension and other costs.  The Company believes these activities are complete and does not expect to incur additional costs.

Other exit and disposal activities during 2004 and 2003 of $0.3 million and $0.6 million, respectively, included the closure of a testing facility and warehouse, costs associated with the sale of its spring brake business in December 2003, and termination benefits associated with the consolidation of the management teams of Carlisle Industrial Brake and Friction and Carlisle Motion Control.  The Company believes these activities are complete and does not expect to incur additional costs.

The result of these exit and disposal costs is estimated to save approximately $0.5 million annually.

General Industry - Exit and disposal activities in the General Industry segment in 2004 related primarily to the consolidation of the Flo-Pac operations, acquired in May 2003, into Carlisle FoodService and the relocation of a textile operation within the Carlisle FoodService organization.  The plan to purchase Flo-Pac included the sale of real property acquired, the termination of employees, and the relocation of equipment and employees to other facilities.  The total cost of $2.0 million included $0.9 million which was recorded as goodwill in accordance with Emerging Issues Task Force (“EITF”) 95-3, Recognition of Liabilities in Connection with a Business Combination.  Of the remaining $1.1 million, $0.6 million was incurred in 2003 and $0.5 million was spent in 2004 through the project’s completion in the second quarter.  The majority of the costs not applicable to EITF 95-3, related to relocation costs and severance of employees at existing locations.  The relocation of the manufacturing equipment at a textile operation in Carlisle FoodService was completed in 2004 at a cost of $0.4 million.  The costs related primarily to termination benefits, moving expenses and training costs.  Total savings are estimated at $0.4 million annually.

The remaining exit and disposal activities in 2004 in the General Industry segment related primarily to the consolidation of operations within Carlisle Process Systems.

Exit and disposal activities of $3.2 million in 2003 in the General Industry segment included expenses associated with the aforementioned acquisition of Flo-Pac, the consolidation of operations within Carlisle Process Systems and Carlisle FoodService, the shut down of a Tensolite facility in Mexico and remaining costs associated with closing Tensolite’s Vermont facility initiated in 2001.  The majority of these costs related to termination benefits of $1.3 million, contract termination costs of $1.0 million, fixed asset write-downs of $0.5 million, and rent payments of $0.3 million.  The Company estimates its savings at approximately $1.1 million annually from the shut down of the Mexico facility and $0.6 million annually from the consolidation of its Process Systems operations.

The $4.6 million of exit and disposal activities in the General Industry segment in 2002 related to the closing of a Tensolite cable plant in Andover, Massachusetts.  The majority of the costs related to the write-off of inventory and fixed assets totaling $2.1 million and $1.5 million, respectively.  Additional costs of $1.0 million related to moving and relocation expenses and termination benefits.  Total savings are estimated at $2.3 million annually.

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

Revenue Recognition.   Almost all of Carlisle’s consolidated revenues are recognized when persuasive evidence of an arrangement exists, goods have been shipped (or services have been rendered), the customer takes ownership and assumes risk of loss, collection is probable, and the sales price is fixed or determinable.  Provisions for discounts and rebates to the customers and other adjustments are provided for at the time of sale as a deduction to revenue.  Approximately 7% of 2004 revenue was recognized under the percentage-of-completion method.  The products sold under the percentage-of-completion method tend to be sold pursuant to long-term, generally fixed-priced contracts that may extend up to 24 months in duration.  The percentage-of-completion method results in the recognition of consistent profit margins over the life of a contract.  Amounts recognized in revenue under this method are calculated using the percentage of construction cost completed, on a cumulative cost-to-total cost basis.  Cumulative revenues recognized may be less or greater than cumulative costs and profits billed at any point in time during a contract’s term.

Allowance for Doubtful Accounts.  Carlisle performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their credit information.  Allowances for doubtful accounts are estimated based on the evaluation of potential losses related to customer receivable balances.  Estimates are developed by using standard quantitative measures based on historical losses, adjusting for current economic conditions and, in some cases, evaluating specific customer accounts for risk of loss.  The reserve for doubtful accounts was $6.2 million at December 31, 2004 and $6.8 million at December 31, 2003.  Changes in economic conditions in specific markets in which the Company operates could have an effect on reserve balances required.

Inventories.  Carlisle values its inventories at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory.  Cost of inventories includes raw materials, direct labor and manufacturing overhead based on practical capacity.  In 2004, 53% of the cost of inventories was determined by the last-in, first-out method as compared to 54% in 2003.  The remainder was determined by the first-in, first-out method.  The Company regularly reviews inventory quantities on hand for excess and obsolete inventory based on estimated forecasts of product demand and production requirements for the next twelve months and issues related to specific inventory items.  A significant increase in the demand for products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory on hand.

Deferred Revenue and Extended Product Warranty.  The Company offers extended warranty contracts on sales of certain products; the most significant being those offered on its installed roofing systems within the Construction Materials segment.  The life of these warranties range from five to thirty years.  All revenue for the sale of these contracts is deferred and amortized on a straight-line basis over the life of the contracts.  Current costs of services performed under these contracts are expensed as incurred.  The Company also records a loss and a corresponding reserve if the total expected costs of providing services under the contract exceed unearned revenues. The Company estimates total expected warranty costs using standard quantitative measures based on historical claims experience and management judgment.

Valuation of Long-Lived Assets and Acquired Intangibles. Carlisle adopted SFAS 142 effective January 1, 2002.  SFAS 142 requires annual valuations of each applicable underlying business as described below.  The business valuation reviews conducted in 2002 resulted in a reduction of the carrying value of goodwill for the Transportation Products segment and the General Industry segment.  The goodwill reduction was reported as a cumulative effect of a change in accounting principle retroactive to the beginning of 2002 and resulted in a transitional charge to earnings, net of tax, of $43.8 million, or $1.43 per share (diluted).  With the adoption of this standard, beginning in 2002, goodwill is not amortized.  At December 31, 2004 and December 31, 2003, total assets included $291.3 million and $262.3 million of goodwill, respectively.

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

Pensions and Other Post-Retirement Plans.  Carlisle maintains defined benefit retirement plans for the majority of its employees.  The annual net periodic expense and benefit obligations related to these plans are determined on an actuarial basis.  This determination requires assumptions to be made concerning the discount rate, long-term return on plan assets and increases to compensation levels.  These assumptions are reviewed periodically by management in consultation with its independent actuary.  Changes in the assumptions to reflect actual experience can result in a change in the net periodic expense and accrued benefit obligations.  The defined benefit plans’ assets consist primarily of publicly-listed common stocks and corporate bonds, and the market value of these assets is determined under the fair value method.  At December 31, 2004, plan assets were allocated 66% in equity securities, 32% in fixed income securities and 2% in cash.  The Company uses a September 30 measurement date for valuation purposes.  Deviations of actual results as compared to expected results are recognized over a five-year period.  The expected rate of return on plan assets was 8.75% for the 2004 valuation.  While the Company believes 8.75% is a reasonable expectation based on the plan assets’ mix of fixed income and equity investments, significant differences in actual experience or significant changes in the assumptions used may materially affect the pension obligations and future expense.  The effects of a 0.25% increase or decrease in the expected rate of return would change the Company’s estimated 2005 pension expense by less than $0.3 million. The assumed discount rate was 6.0% for the 2004 valuation.  The effects of a 0.25% increase or decrease in the assumed discount rate would change the Company’s total pension benefit obligation by less than $5.5 million.  The Company changed its method of setting the discount rate for the 2004 valuation to one based on a projected yield to provide for a better matching of the expected future retirement plan cash flows with projected yields.  The discount rate in prior years’ valuations was assumed to be the Moody’s Aa Corporate Bond Yield at the valuation date.  The Company has used an assumed rate of compensation increase of 3.50% for the 2004 valuation.  This rate is not expected to change in the foreseeable future and is slightly higher than the Company’s actual rate of compensation increase over the past few years.

Carlisle also has a limited number of unfunded post-retirement benefit programs that provide certain retirees with medical and prescription drug coverage. The annual net periodic expense and benefit obligations of these programs are also determined on an actuarial basis and are subject to assumptions on the discount rate and increases in compensation levels.  The Company uses a September 30 measurement date for valuation purposes.  The discount rate used for the 2004 valuation was 6.00%.  The effects of a 1% increase or decrease in assumed health care cost trend rates would not be material.  Like the defined benefit retirement plans, these plans’ assumptions are reviewed periodically by management in consultation with its independent actuary.  Changes in the assumptions can result in a change in the net periodic expense and accrued benefit obligations.

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

In May 2004, FASB issued FASB Staff Position (“FSP”) No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.  In December 2003, the President of the United States (the “President”) signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”).  The Act provides for a 28% tax-free subsidy on certain prescription drug claims for sponsors of retiree health care plans with drug benefits that are at least actuarially equivalent to those to be offered under Medicare Part D.   Because of existing caps on employer costs for the majority of the groups participating in its postretirement medical plan, the Company does not anticipate it will be eligible for this subsidy.  Due to the size of the liability for those groups that may be eligible, any reduction in the liability as a result of the Act is not expected to be material.

In November 2004, FASB issued Statement of Financial Accounting Standard No. 151 (“SFAS 151”), Inventory Costs – An Amendment of ARB No. 43, Chapter 4.  This statement amends Accounting Research Bulletin No. 43 (“ARB 43”), Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company as of January 1, 2006.  The Company is currently evaluating the impact of this standard, but its adoption is not expected to have a material impact on the Company’s statement of earnings or financial position.

In December 2004, FASB issued SFAS No. 123(R), Share Based Payment.  This statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock

Issued to Employees.  SFAS 123(R) requires the expensing of all share-based payments, including the issuance of stock options, based on the fair value of the award at the grant date.  Additionally, the new standard requires the use of a fair-value measurement methodology which takes into consideration the special nature of its awards, including early exercise provisions.  Currently, for presentation of the pro-forma effect on Net Income of stock-based compensation arrangements as required by SFAS 123, the Company estimates the fair value of its awards using the Black-Scholes method.

The Company is required to adopt this standard as of July 1, 2005 and will elect to expense its share-based awards using the modified prospective method as provided by SFAS 123(R).  This method requires the expensing of share-based awards issued on or after the date of adoption as well as the unvested portion of awards issued before the date of adoption.  The Company is currently evaluating alternatives for measuring the fair value of new awards.  The pretax amount of unvested awards as calculated under the Black-Scholes method as of December 31, 2004 to be expensed upon adoption is $0.3 million in 2005 and less than $0.1 million in 2006.  As previously discussed, the Company has not yet determined the methodology it will use in estimating fair value of new awards; however, it expects the expense per option granted to be lower than that presented in current pro-forma disclosures under SFAS 123.

In December 2004, FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29.  SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  The Company is required to adopt this standard as of January 1, 2006 and does not expect its adoption to have a material impact on the Company’s statement of earnings or financial position.

On October 22, 2004, the American Jobs Creation Act (“the Act”) was signed into law by the President. This Act includes a tax deduction of up to 9% (when fully phased-in) of the lesser of (a) “qualified production activities income,” as defined in the Act, or (b) taxable income (after the deduction for the utilization of any net operating loss carryforwards). This tax deduction is limited to 50 percent of W-2 wages paid by the taxpayer.  The Act also provides for a special one-time tax deduction of 85 percent of certain foreign earnings that are repatriated (as defined in the Act) in either an enterprise’s last tax year that began before the enactment date, or the first tax year that begins during the one-year period beginning on the date of enactment.

In December 2004 FASB issued FASB Staff Position No. FAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.  The FSP would require that the tax deduction be accounted for as a special deduction in the period earned, not as a tax-rate reduction.

In December 2004, FASB also issued FASB Staff Position FAS 109-2 (“FSP 109-2”), Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (the “Act”).  FSP No. 109-2 provides guidance under FASB Statement No. 109, Accounting for Income Taxes (“SFAS 109”), with respect to recording the potential impact of the repatriation provisions of the Act on income tax expense and deferred tax liability.  The FSP permits an enterprise time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The Company has not yet completed its evaluation of the impact of the repatriation provisions and accordingly has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Act; however, the range of possible amounts of undistributed earnings being evaluated for repatriation was between $25 million and $35 million as of December 31, 2004.  The incremental U.S. tax, after accounting for the dividend received deduction as provided by section 965 of the Internal Revenue Code, is estimated to be between $1.0 million and $1.5 million.

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

Item 8.  Financial Statements and Supplementary Data.

Carlisle Companies Incorporated

Consolidated Statements of Earnings and Comprehensive Income

For the Years ended December 31,

(dollars in thousands, except per share amounts)

	2004	2003*	2002*
Net Sales	$2,227,614	$1,887,490	$1,724,816

Cost and expenses:
Cost of goods sold	1,804,486	1,526,295	1,389,521
Selling and administrative expenses	221,676	204,948	200,745
Research and development expenses	16,315	16,347	15,816
Other (income) expense, net	(553)	(5,678)	4
Earnings before interest and income taxes	185,690	145,578	118,730
Interest expense, net	15,350	14,461	17,150
Earnings before income taxes	170,340	131,117	101,580
Income taxes	52,026	42,633	35,425
Income from continuing operations, net of tax	118,314	88,484	66,155

Discontinued operations:
(Loss) income from operations of discontinued operations	(59,726)	616	8,920
Income taxes	(21,024)	180	2,697
(Loss) income from discontinued operations, net of tax	(38,702)	436	6,223
Income before cumulative effect of change in accounting	79,612	88,920	72,378

Cumulative effect of change in accounting principle
Goodwill impairment	—	—	(55,825)
Income taxes	—	—	(12,072)
Cumulative effect of change in accounting principle, net of tax	—	—	(43,753)
Net Income	$79,612	88,920	28,625

Other comprehensive income (loss)
Foreign currency translation, net of tax	12,675	8,266	5,356
Minimum pension liability, net of tax	7,439	(9,001)	(4,839)
(Loss) gain on hedging activities, net of tax	(108)	552	(342)
Other comprehensive income (loss)	20,006	(183)	175
Comprehensive Income	$99,618	$88,737	$28,800

Earnings (loss) per share - basic
Income from continuing operations	$3.81	$2.89	$2.17
(Loss) income from discontinued operations, net of tax	(1.24)	0.01	0.21
Income before cumulative effect of change in accounting	2.57	2.90	2.38
Cumulative effect of change in accounting principle, net of tax	—	—	(1.44)
Earnings per share - basic	$2.57	$2.90	$0.94

Earnings (loss) per share - diluted
Income from continuing operations	$3.77	$2.87	$2.16
(Loss) income from discontinued operations, net of tax	(1.23)	0.01	0.21
Income before cumulative effect of change in accounting	2.54	2.88	2.37
Cumulative effect of change in accounting principle, net of tax	—	—	(1.43)
Earnings per share - diluted	$2.54	$2.88	$0.94

Weighted average common shares outstanding
Basic	31,032	30,705	30,441
Effect of dilutive stock options and restricted stock	377	158	142
Diluted	31,409	30,863	30,583

* 2003 and 2002 figures have been revised to reflect discontinued operations.  See notes 1 and 17.

See accompanying notes to Consolidated Financial Statements

Carlisle Companies Incorporated

Consolidated Balance Sheets

As of December 31,

(Dollars in thousands)

	2004	2003*
Assets
Current assets:
Cash and cash equivalents	$25,018	$23,361
Receivables, less allowance of $6,249 in 2004 and $6,770 in 2003	227,423	216,173
Inventories	315,528	252,015
Deferred income taxes	28,765	30,865
Prepaid expenses and other current assets	39,080	39,420
Current assets held for sale	16,455	20,608
Total current assets	652,269	582,442

Property, plant and equipment, net of accumulated depreciation of $437,503 in 2004 and $401,577 in 2003	409,704	399,650

Other assets:
Goodwill, net	291,271	262,279
Patents and other intangible assets, net	7,349	7,881
Investments and advances to affiliates	85,804	73,938
Notes receivable and other assets	4,310	7,847
Non-current assets held for sale	50,534	100,933
Total other assets	439,268	452,878

TOTAL ASSETS	$1,501,241	$1,434,970

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt, including current maturities	$59,990	$34,340
Accounts payable	167,950	144,605
Accrued expenses	117,590	132,607
Deferred revenue	12,783	12,997
Current liabilities associated with assets held for sale	25,709	39,690
Total current liabilities	384,022	364,239

Long-term liabilities:
Long-term debt	259,554	267,746
Deferred revenue	68,828	65,929
Other long-term liabilities	88,380	104,317
Non-current liabilities associated with assets held for sale	1,970	809
Total long-term liabilities	418,732	438,801

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, $1 par value. Authorized and unissued 5,000,000 shares	—	—
Common stock, $1 par value. Authorized 100,000,000 shares; 39,330,624 shares issued; 30,896,431 outstanding in 2004 and 30,991,870 in 2003	39,331	39,331
Additional paid-in capital	46,190	35,519
Unearned compensation - includes restricted shares of 70,055 in 2004 and 46,564 in 2003	(2,289)	(1,455)
Cost of shares in treasury - 8,364,138 shares in 2004 and 8,292,190 shares in 2003	(130,045)	(115,107)
Accumulated other comprehensive income (loss)	10,132	(9,874)
Retained earnings	735,168	683,516
Total shareholders’ equity	698,487	631,930

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,501,241	$1,434,970

* 2003 figures have been reclassified to reflect assets held for sale of discontinued operations.  See notes 1 and 17.

See accompanying notes to Consolidated Financial Statements

Carlisle Companies Incorporated

Consolidated Statements of Cash Flows

For the Years ended December 31,

(Dollars in thousands)

	2004	2003*	2002*
Operating activities
Net income	$79,612	$88,920	$28,625
Reconciliation of net income to cash flows from operating activities:
Loss (Income) from discontinued operations, net of tax	38,702	(436)	(6,223)
Depreciation	51,172	49,834	46,244
Amortization	1,467	1,526	1,998
Earnings in equity investments	(2,790)	(3,244)	(4,410)
Goodwill transitional impairment, net of tax	—	—	43,753
(Gain) loss on investments, property and equipment, net	(820)	(1,119)	1,528
Deferred taxes	(1,282)	8,754	17,723
Foreign exchange gain	(1,017)	(2,103)	—
Changes in assets and liabilities, excluding effects of acquisitions and divestitures:
Current and long-term receivables	(50,566)	(37,577)	22,082
Receivables under securitization program	53,000	(33,000)	36,903
Inventories	(59,946)	(5,269)	(3,481)
Accounts payable and accrued expenses	16,640	29,672	9,655
Income taxes	(21,070)	10,807	18,924
Long-term liabilities	3,143	(1,440)	(401)
Termination of interest rate hedge	—	—	7,750
Other operating activities	5,327	(211)	(2,085)
Net cash provided by operating activities	111,572	105,114	218,585

Investing activities
Capital expenditures	(72,260)	(39,610)	(34,059)
Acquisitions, net of cash	(34,709)	(32,013)	(25,581)
Proceeds from investments, property and equipment	14,906	3,698	9,058
Other investing activities	217	(101)	1,076
Net cash used in investing activities	(91,846)	(68,026)	(49,506)

Financing activities
Net change in short-term borrowings and revolving credit lines	26,142	(45,638)	(151,852)
Proceeds from long-term debt and industrial development and revenue bonds	—	5,198	—
Reductions of long-term debt and industrial development and revenue bonds	(3,090)	(2,503)	(1,923)
Dividends	(27,960)	(26,695)	(25,887)
Treasury shares and stock options, net	(13,141)	15,757	9,880
Other financing activities	28	(887)	—
Net cash used in financing activities	(18,021)	(54,768)	(169,782)

Net cash (used in) provided from discontinued operations	(162)	8,565	(467)

Effect of exchange rate changes on cash	114	910	972
Change in cash and cash equivalents	1,657	(8,205)	(198)
Cash and cash equivalents
Beginning of period	23,361	31,566	31,764
End of period	$25,018	$23,361	$31,566

* 2003 and 2002 figures have been reclassified to reflect cash flows from discontinued operations.  See Notes 1 and 17.

See accompanying notes to Consolidated Financial Statements

Carlisle Companies Incorporated

Consolidated Statement of Shareholder’s Equity

(dollars in thousands, except per share amounts)

	Comprehensive Income	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Cost of Shares in Treasury	Unearned Compensation	Total Shareholders’ Equity
Balance at December 31, 2001		$39,331	$17,575	$(9,866)	$618,553	$(125,309)	$—	$540,284
Net income	$28,625	—	—	—	28,625	—	—	28,625
Other comprehensive income, net of tax	175	—	—	175	—	—	—	175
Comprehensive Income	$28,800
Cash dividends - $0.85 per share		—	—	—	(25,887)	—	—	(25,887)
Stock based compensation and other*		—	5,333	—	—	4,707	—	10,040
Purchase of 4,119 treasury shares		—	—	—	—	(160)		(160)
Balance at December 31, 2002		39,331	22,908	(9,691)	621,291	(120,762)	—	553,077
Net income	$88,920	—	—	—	88,920	—	—	88,920
Other comprehensive loss net of tax	(183)	—	—	(183)	—	—	—	(183)
Comprehensive Income	$88,737							—
Cash dividends - $0.87 per share		—	—	—	(26,695)	—	—	(26,695)
Stock based compensation and other*		—	12,611	—	—	5,655	(1,455)	16,811
Balance at December 31, 2003		39,331	35,519	(9,874)	683,516	(115,107)	(1,455)	631,930
Net income	$79,612	—	—	—	79,612	—	—	79,612
Other comprehensive income net of tax	20,006	—	—	20,006	—	—	—	20,006
Comprehensive Income	$99,618							—
Cash dividends - $0.90 per share		—	—	—	(27,960)	—	—	(27,960)
Stock based compensation and other*		—	10,671	—	—	3,966	(834)	13,803
Purchase of 324,600 treasury shares		—	—	—	—	(18,904)	—	(18,904)
Balance at December 31, 2004		$39,331	$46,190	$10,132	$735,168	$(130,045)	$(2,289)	$698,487

* Stock based compensation includes the exercise of stock options, net of tax, and restricted share activity.

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

Note 1 - Summary of Accounting Policies

Nature of Business

Carlisle Companies Incorporated, its wholly-owned subsidiaries and their divisions or subsidiaries, referred to herein as the “Company” or “Carlisle,” manufacture and distribute a wide variety of products across a broad range of industries, including, among others, roofing, construction, trucking, foodservice, industrial equipment, lawn and garden and aircraft manufacturing.  The Company markets its products both as a component supplier to original equipment manufacturers, as well as directly to end-users.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries.  Investments in affiliates where the Company does not have control but exercises significant influence are accounted for under the equity method. Equity income related to such investments is recorded in Other (income) and expense, net on the Company’s Consolidated Statements of Earnings and Comprehensive Income.  All material intercompany transactions and accounts have been eliminated.  The Company’s fiscal year-end is December 31, however certain foreign locations and joint ventures report on a one-month lag.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“United States” or “U.S.”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents

Debt securities with a maturity of three months or less when acquired are cash equivalents. Cash and cash equivalents are stated at cost, which approximates market value.

Revenue Recognition

A substantial majority of the consolidated revenues are recognized when persuasive evidence of an arrangement exists, goods have been shipped (or services have been rendered), the customer takes ownership and assumes risk of loss, collection is probable, and the sales price is fixed or determinable.  A portion of revenues are recognized based on the percentage-of-completion method. Revenue recognized under this method amounted to 7% of total revenues in 2004, 6% in 2003 and 7% in 2002.  At December 31, 2004, the Company’s current assets included $12.8 million of costs in excess of billings and its current liabilities included $19.0 million of billings in excess of costs related to long-term construction contracts.

Provisions for discounts and rebates to the customers and other adjustments are provided for at the time of sale as a deduction to revenue.

Allowance for Doubtful Accounts

Carlisle performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their credit information.  Allowances for doubtful accounts are estimated based on the evaluation of potential losses related to customer receivable balances.  Estimates are developed by using standard quantitative measures based on historical losses, adjusting for current economic conditions and, in some cases, evaluating specific customer accounts for risk of loss. Changes in economic conditions in specific markets in which the Company operates could have an effect on reserve balances required.

Inventories

Inventories for continuing and discontinued operations are valued at the lower of cost or market.  Cost of inventories includes raw materials, direct labor and manufacturing overhead based on practical capacity.  In 2004, 53% of the cost of inventories was determined by the last-in, first-out (“LIFO”) method as compared to 54% in 2003.  The remainder is determined by the first-in, first-out (“FIFO”) method.

Deferred Revenue and Extended Product Warranty

The Company offers extended warranty contracts on sales of certain products; the most significant being those offered on its installed roofing systems within the Construction Materials segment.  The life of these warranties range from five to thirty years.  All revenue for the sale of these contracts is deferred and amortized on a straight-line basis over the life of the contracts.  Current costs of services performed under these contracts are expensed as incurred.  The Company also records a loss and a corresponding reserve if the total expected costs of providing services under the contract exceed unearned revenues. The Company estimates total expected warranty costs using standard quantitative measures based on historical claims experience and management judgment.  See Note 16.

Pre-Production Costs Related to Long-Term Supply Arrangements

The Company incurs costs to develop and design products and molds, dies and other tools under certain long-term supply agreements. Current assets are recognized as costs are incurred for pre-production design and development costs and for molds, dies and other tools for which the Company will be reimbursed under its long-term supply agreements. At December 31, 2004 and 2003, the Company had recorded $5.6 and $11.3 million, respectively, in current assets for these reimbursable costs. The majority of these assets are recorded for the Company’s automotive business, which is included in discontinued operations.

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

Patents, Goodwill and Other Intangible Assets

Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets.  Under the provisions of this pronouncement, the Company is no longer amortizing goodwill or other intangible assets with indefinite lives, but such assets will be subject to periodic testing of impairment. As required by SFAS 142, the Company completed an initial review of its reporting units for goodwill impairment as of January 1, 2002 and determined the fair value of goodwill in two segments, the Transportation Products and General Industry segments, was less than its book value. All business valuations were performed using discounted cash flow models.   The impairment loss of $43.8 million is shown as a cumulative effect of a change in accounting principle, net of tax, on the Consolidated Statements of Earnings and Comprehensive Income. See Note 5 - Goodwill and Other Intangible Assets.   The Company uses an annual valuation date of October 1 to assess the fair value of goodwill.

Patents and other intangible assets, recorded at cost, amounted to $7.3 million and $7.9 million at December 31, 2004 and 2003, respectively (net of accumulated amortization of $19.7 million and $18.9 million).  Intangible assets that are subject to amortization are amortized on a straight-line basis over their useful lives.  The carrying value of intangible assets with indefinite useful lives is not subject to amortization but is tested at least annually for impairment.  Costs allocated to patents and other intangible assets of acquired companies are based on estimated fair value at the date of acquisition.  See Note 5 - Goodwill and Other Intangible Assets.

Self Insurance Retention

The Company maintains self-retained liabilities for workers’ compensation, medical and dental, general liability, property and product liability claims up to applicable retention limits.   The Company estimates these retention liabilities utilizing actuarial methods and loss development factors.  The Company’s historical loss experience is considered in the calculation.  The Company is insured for losses in excess of these limits. See Note 16.

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

Derivative Financial Instruments

The Company accounts for derivative financial instruments under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which requires that all derivatives be recorded at fair value on the balance sheet and establishes criteria for designation and effectiveness of derivative transactions for which hedge accounting is applied.  If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If a fair value hedge is terminated before maturity, the adjusted carrying amount of the hedged asset or liability remains as a component of the carrying amount of that asset or liability until it is disposed.  If the hedged item is an interest-bearing financial instrument, the adjusted carrying amount is amortized into earnings over the remaining life of the instrument. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

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

The Company’s international operations are exposed to translation risk when the local currency financial statements are translated into U.S. Dollars.  Carlisle monitors this risk, but at December 31, 2004 had no contracts in place for hedging net investment risk.

Currency valuation risk is considered minimal; however, at December 31, 2004 the Company had currency hedges in place with a total notional amount of $6.9 million for the purpose of hedging cash flow risk associated with certain customer payment schedules.  Less than 13% of the Company’s 2004 revenues are in currencies other than the U.S. Dollar.

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

	Years Ended December 31
In thousands (except per share data)	2004	2003	2002
Net Income, as reported	$79,612	$88,920	$28,625
Less: Total stock-based employee compensation expense determined under fair value method for all awards net of related tax effects	(2,218)	(1,498)	(1,316)
Proforma net income	$77,394	$87,422	$27,309

Basic EPS (as reported)	$2.57	$2.90	$0.94
Basic EPS (proforma)	$2.49	$2.85	$0.90

Diluted EPS (as reported)	$2.54	$2.88	$0.94
Diluted EPS (proforma)	$2.46	$2.83	$0.89

The pro forma effect includes only the vested portion of options granted in and after 1995.  Options vest over a two-year period.  Compensation cost was estimated using the Black-Scholes model with the following assumptions:

	Years Ended December 31
	2004	2003	2002
Expected dividend yield	1.6%	2.3%	2.3%
Expected life in years	7	7	7
Expected volatility	29.3%	28.7%	28.6%
Risk-free interest rate	3.7%	3.8%	4.9%
Weighted average fair value	$18.20	$11.31	$11.09

Earnings Per Share

Basic earnings per share excludes the dilutive effects of potentially dilutive options, warrants and convertible securities.  Diluted earnings per share reflects the potential dilution that would occur if options, warrants or other convertible securities were exercised.  Restricted shares are considered options for purposes of calculating earnings per share.  Differences between basic and diluted earnings per share of the

Company are the effect of dilutive stock options and restricted shares. Stock options to purchase approximately 163,000 shares in 2003, and 508,000 shares in 2002 were excluded from the calculation of potentially dilutive options as such options had exercise prices in excess of the average market value of the Company’s common stock during these periods.  No such exclusion was made in 2004 as all options had exercise prices below the average market value of the Company’s common stock.

Foreign Currency Translation

The Company has determined that the local currency is the functional currency for its subsidiaries outside the United States.  Assets and liabilities of these operations are translated at the exchange rate in effect at each year-end.  Income statement accounts are translated at the average rate of exchange prevailing during the year.  Translation adjustments arising from the use of differing exchange rates from period to period are included as a component of shareholders’ equity in Accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in Other (income) expense, net.

Reclassifications

Certain reclassifications have been made to 2003 and 2002 information to conform to the current year’s presentation.  The Consolidated Statements of Earnings and Comprehensive Income and Consolidated Statements of Cash Flows have been revised to reflect the effects of discontinued operations.  As well, the Consolidated Balance Sheets have been revised to show separately assets held for sale and the liabilities associated with those assets.  Segment information presented in Note 21 has also been revised from prior year’s presentation to reflect discontinued operations and assets held for sale.  See Note 17 for more detail regarding these operations.

New Accounting Pronouncements

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

In May 2004, FASB issued FASB Staff Position (“FSP”) No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.  In December 2003, the President of the United States (the “President”) signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”).  The Act provides for a 28% tax-free subsidy on certain prescription drug claims for sponsors of retiree health care plans with drug benefits that are at least actuarially equivalent to those to be offered under Medicare Part D.   Because of existing caps on employer costs for the majority of the groups participating in its postretirement medical plan, the Company does not anticipate it will be eligible for this subsidy.  Due to the size of the liability for those groups that may be eligible, any reduction in the liability as a result of the Act is not expected to be material.

In November 2004, FASB issued Statement of Financial Accounting Standard No. 151 (“SFAS 151”), Inventory Costs — An Amendment of ARB No. 43, Chapter 4.  This statement amends Accounting Research Bulletin No. 43 (“ARB 43”), Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company as of January 1, 2006.  The Company is currently evaluating the impact of this standard, but its adoption is not expected to have a material impact on the Company’s statement of earnings or financial position.

In December 2004, FASB issued SFAS No. 123(R), Share Based Payment.  This statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees.  SFAS 123(R) requires the expensing of all share-based payments, including the issuance of stock options, based on the fair value of the award at the grant date.  Additionally, the new standard requires the use of a fair-value measurement methodology which takes into consideration the special nature of its awards, including early exercise provisions.  Currently, for presentation of the pro-forma effect on Net Income of stock-based compensation arrangements as required by SFAS 123, the Company estimates the fair value of its awards using the Black-Scholes method.

The Company is required to adopt this standard as of July 1, 2005 and will elect to expense its share-based awards using the modified prospective method as provided by SFAS 123(R).  This method requires the expensing of share-based awards issued on or after the date of adoption as well as the unvested portion of awards issued before the date of adoption.  The Company is currently evaluating alternatives for measuring the fair value of new awards.  The pretax amount of unvested awards as calculated under the Black-Scholes method as of December 31, 2004 to be expensed upon adoption is $0.3 million in 2005 and less than $0.1 million in 2006.  As previously discussed, the Company has not yet determined the methodology it will use in estimating fair value of new awards; however, it expects the expense per option granted to be lower than that presented in current pro-forma disclosures under SFAS 123.

In December 2004, FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29.  SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  The Company is required to adopt this standard as of January 1, 2006 and does not expect its adoption to have a material impact on the Company’s statement of earnings or financial position.

On October 22, 2004, the American Jobs Creation Act (“the Act”) was signed into law by the President. This Act includes a tax deduction of up to 9% (when fully phased-in) of the lesser of (a) ”qualified production activities income,” as defined in the Act, or (b) taxable income (after the deduction for the utilization of any net operating loss carryforwards). This tax deduction is limited to 50 percent of W-2 wages paid by the taxpayer.  The Act also provides for a special one-time tax deduction of 85 percent of certain foreign earnings that are repatriated (as defined in the Act) in either an enterprise’s last tax year that began before the enactment date, or the first tax year that begins during the one-year period beginning on the date of enactment.

In December 2004 FASB issued FASB Staff Position No. FAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.  The FSP would require that the tax deduction be accounted for as a special deduction in the period earned, not as a tax-rate reduction.

In December 2004, FASB also issued FASB Staff Position FAS 109-2 (“FSP 109-2”), Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (the “Act”).  FSP No. 109-2 provides guidance under FASB Statement No. 109, Accounting for Income Taxes (“SFAS 109”), with respect to recording the potential impact of the repatriation provisions of the Act on income tax expense and deferred tax liability.  The FSP permits an enterprise time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The Company has not yet completed its evaluation of the impact of the repatriation provisions and accordingly has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Act; however, the range of possible amounts of undistributed earnings being evaluated for repatriation was between $25 million and $35 million as of December 31, 2004.  The incremental U.S. tax, after accounting for the dividend received deduction as provided by section 965 of the Internal Revenue Code, is estimated to be between $1.0 million and $1.5 million.

Note 2 - Receivables Facility

The Company maintains an agreement (the “Receivables Facility”) with a financial institution whereby it sells on a continuous basis an undivided interest in certain eligible trade accounts receivable. Pursuant to the Receivables Facility, the Company formed a wholly-owned, special purpose, bankruptcy-remote subsidiary (“SPV”).  The financial position and results of operations of the SPV are consolidated with the Company.  The SPV was formed for the sole purpose of buying and selling receivables generated by the Company. Under the Receivables Facility, the Company, irrevocably and without recourse, transfers all applicable trade accounts receivables to the SPV. The SPV, in turn, has sold and, subject to certain conditions, may from time to time sell an undivided interest in these receivables and is permitted to receive advances of up to $125.0 million from the multi-seller conduit administered by an independent financial institution for the sale of such an undivided interest.

The Company accounts for its transfers of receivables to the SPV, together with the SPV’s sale of undivided interests in the SPV’s receivables to the conduit, as sales under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  The interest rate paid to the conduit on amounts outstanding under the Receivables Facility is equal to the conduit’s pooled commercial paper rate, which was 2.28% and 1.12% at December 31, 2004 and December 31, 2003, respectively.  The Company’s loss on the sales of these receivables is reported in Other income and expense, net, and amounted to $1.8 million during 2004, $1.5 million during 2003 and $1.6 million in 2002.

At December 31, 2004, the outstanding balance of receivables serviced by the SPV was $250.5 million compared to $228.1 million as of December 31, 2003, and $161.9 million as of December 31, 2002.  Of this balance, the SPV had sold $120.0 million of undivided interest to the conduit as of December 31, 2004, compared to $67.0 million as of December 31, 2003, and $100.0 million at December 31, 2002. The Company’s retained interest in the SPV’s receivables is classified in receivables in the Company’s consolidated financial statements at its relative fair value and amounted to $129.8 million as of December 31, 2004 compared to $160.5 million as of December 31, 2003, and $59.9 million as of December 31, 2002. This retained interest is subordinate to, and provides credit enhancement for, the conduit’s ownership interest in the SPV’s receivables, and is available to the conduit to pay any fees or expenses due to the conduit, and to absorb all credit losses incurred on any of the SPV’s receivables.

Note 3 – Inventories

The components of inventories at December 31 are as follows:

In thousands	2004	2003
FIFO (approximates current costs):
Finished goods	$212,743	$169,699
Work in process	31,923	26,224
Raw materials	104,554	80,137
	349,220	276,060
Excess FIFO cost over LIFO value	(23,949)	(12,784)
Inventories associated with assets held for sale	(9,743)	(11,261)
Inventories	$315,528	$252,015

Note 4 - Property, Plant and Equipment

The components of property, plant and equipment at December 31 are as follows:

In thousands	2004	2003
Land	$12,435	$15,328
Buildings and leasehold improvements	234,255	232,852
Machinery and equipment	667,465	641,023
Projects in progress	43,547	21,332
	957,702	910,535
Accumulated depreciation	(499,157)	(456,249)
Property, plant and equipment, net, associated with assets held for sale	(48,841)	(54,636)
Property, plant and equipment, net	$409,704	$399,650

During 2004 and 2003, the Company capitalized interest in the amount of $1.2 million and $0.8 million, respectively.

Note 5 - Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2004 and 2003 are as follows:

In thousands	Industrial Components	Construction Materials	Specialty Products	General Industry	Total
Balance as of January 1, 2003	$130,368	$33,113	$2,732	$90,207	$256,420
Goodwill acquired during year	—	—	—	6,014	6,014
Goodwill divested during year	—	—	(1,900)	—	(1,900)
Purchase accounting adjustments	—	(1,815)	—	—	(1,815)
Currency translation	342	1,135	65	2,018	3,560
Balance as of December 31, 2003	$130,710	$32,433	$897	$98,239	$262,279
Goodwill acquired during year	24,914	—	—	—	24,914
Purchase accounting adjustments	—	—	—	1,897	1,897
Currency translation	138	502	26	1,515	2,181
Balance as of December 31, 2004	$155,762	$32,935	$923	$101,651	$291,271

The Company’s other intangible assets as of December 31, 2004, are as follows:

In thousands	Acquired Cost	Accumulated Amortization	Net Book Value
Assets subject to amortization
Patents	$9,393	$(7,564)	$1,829
Software licenses	1,800	(857)	943
Tradenames	1,500	(1,000)	500
Other	10,390	(10,313)	77
Assets not subject to amortization
Trademarks	4,000	—	4,000
	$27,083	$(19,734)	$7,349

The Company’s other intangible assets as of December 31, 2003, are as follows:

In thousands	Acquired Cost	Accumulated Amortization	Net Book Value
Assets subject to amortization
Patents	$9,095	$(7,302)	$1,793
Software licenses	1,800	(600)	1,200
Tradenames	1,500	(700)	800
Other	10,390	(10,302)	88
Assets not subject to amortization
Trademarks	4,000	—	4,000
	$26,785	$(18,904)	$7,881

Estimated amortization expense over the next five years is as follows: $0.8 million in 2005, $0.7 million in 2006, $0.5 million in 2007, $0.4 million in 2008 and $0.2 million in 2009.

Note 6 - Investments and Advances to Unconsolidated Affiliates

Investments and advances to unconsolidated affiliates are as follows:

In thousands	Ownership	2004	2003
Icopal A/S	25%	$78,454	$66,896
Other investments	27-50%	8,398	13,062
		86,852	79,958
Investments associated with assets held for sale		(1,048)	(6,020)
Investments and advances to affiliates		$85,804	$73,938

The Company has exposure to exchange rate movement relative to its investment in foreign operations.  Fluctuations in foreign currencies result in an unrealized gain or loss recorded as an adjustment to the investment and as a component of accumulated other comprehensive income or loss.

Continuing and discontinued operations combined unaudited summarized financial information for the Company’s unconsolidated affiliates is as follows:

In thousands	2004	2003
Income Statement Information
Net sales	$782,668	$705,402
Earnings before income taxes	31,618	21,817
Net income	31,523	21,653
Balance Sheet Information
Current assets	$334,927	$304,048
Non-current assets	643,941	604,847
Current liabilities	314,939	424,751
Non-current liabilities	377,732	221,728
Equity	286,197	262,415

Note 7 – Borrowings

Borrowings under short-term credit lines and long-term debt includes:

In thousands	2004	2003
6.70% senior notes due 2008	$100,000	$100,000
7.25% senior notes due 2007, includes fair value adjustment of $3,397 and $6,534 respectively (see Note 8)	153,397	156,534
Revolving credit lines	—	—
Industrial development and revenue bonds through 2018	25,785	26,835
Other, including capital lease obligations	16,162	18,717
Short-term credit lines	24,200	—
	$319,544	$302,086
Less short-term debt, including current maturities and industrial revenue and development bonds	(59,990)	(34,340)
Long-term debt	$259,554	$267,746

In June 2003, the Company’s revolving credit facilities that provided for borrowings of up to $375.0 million were replaced with a $250.0 million three-year syndicated revolving credit facility (the “Facility”).  As of December 31, 2004, $246.5 million was available under the Facility.  The Facility provides for interest at the Euro-Dollar rate plus a margin of 0.375% to 1.70%.  The specific rate of the Facility is based on the Company’s long-term debt rating as determined by certain rating agencies and the amount of outstanding borrowings.  The one-month Euro-Dollar rate was 2.32% at December 31, 2004.

The Company also maintains with various financial institutions $25.0 million in committed lines of credit and a $55.0 million uncommitted line of credit.  As of December 31, 2004, $55.8 million was available under these lines.  At December 31, 2004, $5.0 million was available under the Company’s $125.0 million receivables facility.  At December 31, 2004, letters of credit amounting to $45.6 million were outstanding primarily to provide security under insurance arrangements and certain borrowings.

Under the Company’s various debt and credit facilities, the Company is required to meet various restrictive covenants and limitations, including certain net worth and cash flow ratios, all of which were complied with in 2004 and 2003.

The industrial development and revenue bonds are collateralized by letters of credit, Company guarantees and/or by the facilities and equipment acquired through the proceeds of the related bond issuances. The weighted average interest rates on the revenue bonds for 2004 and 2003 were 1.63% and 1.77%, respectively. The Company estimates the fair value of its industrial development and revenue bonds approximates their carrying value.  Although the Company has no current expectations it will settle these bonds before their stated maturity, the bonds have been classified as Short-term debt on the Company’s Consolidated Balance Sheets due to certain remarketing and reimbursement provisions.  In prior years, these bonds were classified as Long-term debt; accordingly, $26.8 million has been reclassified to Short-term debt in the prior year Consolidated Balance Sheet.

Other borrowings for 2004 and 2003 include capital lease obligations of $7.8 million and $9.2 million, respectively, for the funding of production facility expansions.  Interest rates on these borrowings ranged from 4.25% to 18.00% in 2004.

Cash payments for interest were $18.8 million in 2004, $19.3 million in 2003, and $22.5 million in 2002.  Interest expense, net, includes interest income of $1.9 million in 2004, $3.1 million in 2003, and $3.5 million in 2002.

The aggregate amount of short-term and long-term debt maturing in each of the next five years is approximately $34.2 million in 2005, $0.4 million in 2006, $150.1 million in 2007, $112.9 million in 2008, $0.2 million in 2009, and $18.3 million thereafter.

The fair value of the Company’s senior notes is based on current year yield rates plus the Company’s estimated credit spread available for financings with similar terms and maturities. As of December 31, 2004, the fair value of the Company’s 6.70% senior notes is approximately $108.4 million.  The fair value of the Company’s 7.25% senior notes is approximately $162.0 million at December 31, 2004.

Note 8 - Derivative Financial Instruments

On April 11, 2003, the Company executed $75.0 million notional amount interest rate swaps, which have been designated as fair value hedges.  The purpose of these contracts is to hedge the market risk associated with the Company’s fixed rate debt.  These fair value hedges have been deemed effective at the origination date and at December 31, 2004.  The valuation of these contracts at December 31, 2004 resulted in a liability of $ 0.8 million, included in other long-term liabilities on the Company’s Consolidated Balance

Sheet, and a corresponding decrease in the fair value of the Company’s 7.25% senior notes, reflected in long-term debt.

In December 2001, the Company entered into a $150.0 million notional amount interest rate swap, which was designated as a fair value hedge, to hedge a portion of the exposure associated with its fixed rate debt.  This fair value hedge was deemed effective at the origination date. On July 16, 2002, the Company terminated $50.0 million notional amount of this fair value hedge resulting in a gain of $1.6 million, which is amortized to reduce interest expense until January 2007, the original termination date of the swap. On September 19, 2002, the Company terminated the remaining $100.0 million notional amount on the fair value hedge resulting in a gain of $7.3 million, which is amortized to reduce interest expense until January 2007. At December 31, 2004, the Company had a remaining unamortized gain of $4.1 million reflected in long-term debt.

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

The Company has also executed certain currency hedges with a total notional amount of $6.9 million.  These currency contracts serve to hedge the Company’s cash flow risk associated with certain customer payment schedules.  The change in the fair value position of these hedge contracts as of December 31, 2004 was not material.

Note 9 – Acquisitions

On June 30, 2004, the Company acquired the specialty tire and wheel business of Trintex Corporation for $32.5 million.  The operating results for this business since the acquisition date are included in the Industrial Components segment.  The Company has preliminarily allocated the purchase price among the acquired assets and liabilities assumed, resulting in goodwill of $24.9 million, of which the entire amount is deductible for tax purposes. Preliminary allocations among other major asset and liability classes were not material.  The Company is in the process of fully evaluating these assets and as a result, the purchase price allocation may change.   The purchase agreement contains an earnout provision based on operating performance over the next four years.   Any future amounts payable under this provision will be treated as a portion of the purchase price and allocated among the acquired assets and liabilities.

On May 30, 2003, the Company acquired Flo-Pac Corporation for approximately $32.0 million.  The operating results for this business since the acquisition date are included in the General Industry segment.  The Company has completed the allocation of the purchase price among the acquired assets and liabilities assumed, resulting in goodwill of $7.9 million, none of which is deductible for tax purposes. Purchase accounting adjustments in 2004 resulted in an increase to goodwill of $1.9 million, primarily due to a contingent payment based on the sale of certain property acquired during the acquisition.  Final allocations did not have a material impact on any major asset or liability captions presented on the Company’s  Consolidated Balance Sheet.

On October 3, 2002, the Company acquired the MiraDri division of Nicolon Corporation for approximately $26.2 million. MiraDri provides waterproofing solutions for commercial and residential roofing applications.  The operating results for this business since the acquisition date are included in the Construction Materials segment.  The Company has completed the allocation of the purchase price among the acquired assets and assumed liabilities, resulting in goodwill of $17.4 million, of which the entire amount is deductible for tax purposes.  The impact on other major asset and liability captions presented on the Company’s Consolidated Balance Sheet was not material.

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

Common shareholders of record on May 30, 1986 are entitled to five votes per share.  Common stock acquired subsequent to that date entitles the holder to one vote per share until held four years, after which time the holder is entitled to five votes per share.

Note 11 - Employee and Non-Employee Stock Options & Incentive Plan

The Company maintains an Executive Incentive Program (the “Program”) for executives and certain other employees of the Company and its operating divisions and subsidiaries.  On April 20, 2004, the Program was amended by shareholder approval to allow for awards of stock options, restricted stock, stock appreciation rights, performance shares and units or other awards based on Company stock.   As of December 31, 2004, 2,511,684 shares were available for grant under this plan; however, only 2,073,570 shares of this amount were available for the issuance of restricted and performance shares. The Company also maintains a stock option plan for its non-employee directors. With the exception of certain awards issued December 1, 1999 (the “December 1999 Grant”), options issued under both these plans vest one-third upon grant, one-third on the first anniversary of grant and the remaining one-third on the second anniversary of grant.  Vesting for the December 1999 Grant was as follows: 10% on March 1, 2001; 30% on March 1, 2002; 60% on March 1, 2003; and 100% on March 1, 2004.  As of December 31, 2004, 132,000 shares were available for grant under this plan.

Restricted shares awarded under the Program are released to the recipient after a period of three years.  At December 31, 2004, under the Company’s restricted stock plan, 70,055 non-vested shares were outstanding.  The number and weighted average grant-date fair value of restricted shares issued in each of the last three years was as follows: In 2004, 33,110 shares were issued at a weighted average fair value of $57.07; In 2003, 33,690 shares were issued at a weighted average fair value of $55.70; and in 2002, 7,235 shares were issued at a weighted average fair value of $36.98.

Stock option activity under the Company’s employee and non-employee stock-based plans was as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2001	1,336,552	$34.30
Options granted	185,500	37.85
Options exercised	(304,531)	21.28
Options cancelled	(19,000)	43.97
Outstanding at December 31, 2002	1,198,521	$37.77
Options granted	189,500	40.06
Options exercised	(266,619)	21.28
Options cancelled	(77,932)	38.45
Outstanding at December 31, 2003	1,043,470	$38.36
Options granted	182,700	57.21
Options exercised	(185,718)	31.83
Outstanding at December 31, 2004	1,040,452	$42.83

The following tables summarize information regarding stock options outstanding as of December 31, 2004:

Range of Exercise Prices	Number Outstanding at 12/31/04	Weighted Average Remaining Years	Weighted Average Exercise Price
19.88-29.50	38,332	1.9	$28.90
31.56-48.38	819,420	5.3	$40.28
57.07-59.55	182,700	9.1	$57.21
	1,040,452		$42.83

Range of Exercise Prices	Number Outstanding at 12/31/04	Weighted Average Exercise Price
19.88-29.50	38,332	$28.90
31.56-48.38	756,253	$40.30
57.07-59.55	60,900	$57.21
	855,485	$40.99

At December 31, 2003 and December 31, 2002, 785,414 and 1,017,466 options were exercisable at a weighted average price of $37.54 and $38.43, respectively.

Note 12 - Other Comprehensive Income (Loss)

The tables below present the pre-tax, tax and after-tax components of other comprehensive income (loss) for the three-year period ended December 31, 2004:

In thousands	Pre-Tax Amount	Tax Expense (Benefit)	After-Tax Amount
Year Ended December 31, 2002
Minimum pension liability	$(7,388)	$(2,549)	$(4,839)
Foreign currency translation	5,845	489	5,356
Loss on hedging activities	(522)	(180)	(342)
Other comprehensive (loss) income	$(2,065)	$(2,240)	$175
Year Ended December 31, 2003
Minimum pension liability	$(13,942)	$(4,941)	$(9,001)
Foreign currency translation	9,106	840	8,266
Gain on hedging activities	893	341	552
Other comprehensive loss	$(3,943)	$(3,760)	$(183)
Year Ended December 31, 2004
Minimum pension liability	$11,445	$4,006	$7,439
Foreign currency translation	14,392	1,717	12,675
Loss on hedging activities	(214)	(106)	(108)
Other comprehensive income	$25,623	$5,617	$20,006

The accumulated balances for each classification of comprehensive income (loss) are as follows:

In thousands	Foreign Currency Items	Minimum Pension Liability	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2002	$(1,158)	$(8,025)	$(508)	$(9,691)
Net current period change	9,953	(9,001)	44	996
Reclassification adjustments for gains (losses) reclassified into earnings	(1,687)	—	508	(1,179)
Balance at December 31, 2003	7,108	(17,026)	44	(9,874)
Net current period change	12,675	7,439	(108)	20,006
Balance at December 31, 2004	$19,783	$(9,587)	$(64)	$10,132

Note 13 - Retirement Plans

The following disclosures include both continuing and discontinued operations.

Carlisle maintains defined benefit retirement plans for the majority of its employees.  Benefits are based primarily on years of service and earnings of the employee.  The plans’ weighted-average asset allocation at December 31, 2004 and 2003, by asset category was as follows:

	2004	2003
U.S. equity securities	50%	51%
International equity securities	16%	16%
Fixed-income securities	32%	33%
Cash	2%	0%
Plan Assets at end of year	100%	100%

Carlisle employs a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk.  From time to time, the Company will target asset allocation to enhance total return.  The established target allocation is 65% equity securities and 35% fixed income securities.  Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition.  The investment portfolio contains a diversified blend of equity and fixed-income investments.  Equity investments are diversified across U.S. and international stocks, as well as growth, value, and large and small capitalizations.  Investment risk is measured and monitored on an ongoing basis through periodic investment portfolio reviews, annual liability measures and periodic asset/liability studies.

In thousands	2004	2003
Benefit obligation at beginning of year	$165,538	$141,246
Service cost	6,025	6,448
Interest cost	9,781	9,340
Amendments/obligations acquired	414	1,934
Curtailment (gain) loss	442	(1,058)
Actuarial (gain) loss	(7,568)	16,809
Benefits paid	(10,841)	(9,181)
Benefit obligation at end of year	$163,791	$165,538

The change in plan assets:

In thousands	2004	2003
Fair value of plan assets at beginning of year	$105,829	$96,329
Actual return on plan assets	14,997	12,919
Company contributions	9,537	4,818
Acquisitions	—	944
Benefits paid	(10,841)	(9,181)
Fair value of plan assets at end of year	$119,522	$105,829

Reconciliation of the accrued benefit cost:

In thousands	2004	2003
Funded status	$(44,269)	$(59,709)
Unrecognized net actuarial loss	23,735	36,818
Unrecognized prior service cost	(1,858)	(2,446)
Unrecognized transition asset	—	—
Company contributions	80	108
Accrued benefit cost	$(22,312)	$(25,229)

The Company includes accrued pension costs in Other long-term liabilities on the Company’s Consolidated Balance Sheets.

The accumulated benefit obligation for all defined benefit pension plans was $158.2 million and $160.0 million at December 31, 2004 and 2003, respectively.

Carlisle expects to contribute $5.2 million to its pension plans during 2005.

Components of net periodic benefit cost for years ended December 31:

In thousands	2004	2003	2002
Service cost	$6,025	$6,448	$5,903
Interest cost	9,781	9,340	9,413
Expected return on plan assets	(10,046)	(10,177)	(10,747)
Curtailment expense	386	271	811
Net amortization and deferral	302	(259)	(446)
Net periodic benefit cost	$6,448	$5,623	$4,934

The curtailment charge of $0.4 million in 2004 was due to the Company’s amendment of the Director Retirement Plan.  The 2003 curtailment charge of $0.3 million resulted primarily from the Company’s closure of its Carlisle Engineered Products’ Erie-Bundy Park, Pennsylvania plant which was part of the Automotive Components segment.  The 2002 curtailment charge of $0.8 million resulted from the Company’s closure of its Motion Control Ridgway, Pennsylvania plant which was part of the Specialty Products segment.

Assumptions for benefit obligations at December 31:

	2004	2003
Discount rate	6.00%	6.10%
Rate of compensation increase	3.50%	3.50%

Carlisle used an assumed discount rate of 6.0% for the 2004 valuation.  The Company changed its assumption for the 2004 valuation regarding the discount rate to be based on a projected yield curve which provides a better matching of the expected future retirement plan cash flows with projected yields.  The 2003 discount rate was based on the Moody’s Aa Corporate Bond Yield.

Assumptions for net period benefit cost for years ended December 31:

	2004	2003	2002
Discount rate	6.10%	6.75%	7.25%
Rate of compensation increase	3.50%	3.50%	4.00%
Expected long-term return on plan assets	8.75%	8.75%	9.00%

The Company considers several factors in determining the long-term rate of return for plan assets. Current market factors such as inflation and interest rates are evaluated and consideration is given to the diversification and rebalancing of the portfolio.  The Company also looks to peer data and historical returns for reasonability and appropriateness.

The 2004 and 2003 pension plan disclosures were determined using a September 30 measurement date.   The Company recorded an intangible asset of $2.6 million as of December 31, 2004 and 2003, primarily for unamortized prior service costs, which is recorded in notes receivable and other assets.  The change in the minimum liability included in other comprehensive income (loss), pre-tax, for 2004, 2003 and 2002 was $11.4 million, $(13.9) million and $(7.4) million, respectively.

Additionally, the Company maintains retirement savings plans covering a significant portion of its employees.  Expenses for these plans were approximately $8.1 million in 2004, $7.9 million in 2003 and $7.2 million in 2002.  The Company also sponsors an employee stock ownership plan (“ESOP”) as part of one of its existing savings plans.  Costs for the ESOP are included in the previously stated expenses.  The ESOP is available to eligible domestic employees and represents a match in the Company’s common stock of contributions made by plan participants to the savings plan up to a maximum of 4.00% of a participant’s eligible compensation.  Participants are not allowed to direct their contributions to the savings plan to investment in the Company’s common stock.  A breakdown of shares held by the ESOP at December 31 is as follows:

	2004	2003	2002
Shares held by the ESOP	1,628,579	1,657,198	1,777,878

The Company also has a limited number of unfunded post-retirement benefit programs.  Carlisle’s liability for post-retirement medical benefits is limited to a maximum obligation; therefore, the Company’s liability is not materially affected by an assumed health care cost trend rate.

The Company’s 2004 and 2003 disclosures for its post-retirement benefit programs are determined based on a September 30 measurement date.

The change in post-retirement medical projected benefit obligation:

In thousands	2004	2003
Benefit obligation at beginning of year	$12,910	$13,219
Service cost	4	87
Interest cost	729	834
Participant contributions	615	622
Actuarial loss	295	2,566
Benefits paid	(2,300)	(2,430)
Curtailment gain	—	(1,988)
Benefit obligation at end of year	$12,253	$12,910

Reconciliation of the post-retirement medical accrued benefit cost:

In thousands	2004	2003
Funded status	$(12,253)	$(12,910)
Unrecognized net actuarial loss	2,578	2,395
Unrecognized transition obligation	1,767	1,987
Contributions	421	444
Accrued benefit cost	$(7,487)	$(8,084)

The Company includes accrued benefit costs for its post-retirement program in Other long-term liabilities on the Company’s Consolidated Balance Sheets.

Company contributions in 2005 are estimated to be consistent with contributions made in 2004.

The Company’s post-retirement benefit obligations were determined using an assumed discount rate of 6.00%, and 6.10% for years ended December 31, 2004 and 2003, respectively. The Company changed its assumption for the 2004 valuation regarding the discount rate to be based on a projected yield curve which provides a better matching of the expected future retirement plan cash flows with projected yields.  The 2003 discount rate was based on the Moody’s Aa Corporate Bond Yield.

Components of net periodic benefit cost for years ended December 31:

In thousands	2004	2003	2002
Service cost	$4	$87	$4
Interest cost	729	834	763
Curtailment gain	—	(1,538)	—
Net amortization and deferral	332	268	247
Net periodic benefit cost	$1,065	$(349)	$1,014

The curtailment gain of $1.5 million in 2003 was due primarily to the Company’s closure of its Carlisle Engineered Products’ Erie-Bundy Park, Pennsylvania plant which was part of the Automotive Components segment.

The Company’s post-retirement medical benefit cost for 2004, 2003 and 2002 was determined using an assumed discount rate of 6.10%, 6.75% and 7.25%, respectively.

The following is a summary of estimated future benefits to be paid for the Company’s defined benefit pension plan and post-retirement medical plan as of December 31, 2004.  Benefit payments are estimated based on the same assumptions used in the valuation of the projected benefit obligation:

Year	Defined Benefit Retirement Plan	Post-Retirement Medical Plan
2005	$10,901	$1,414
2006	$11,311	$1,361
2007	$11,192	$1,311
2008	$12,378	$1,265
2009	$12,242	$1,214
2010-2014	$68,880	$5,265

Note 14 - Income Taxes

The provision for income taxes from continuing operations is as follows:

In thousands	2004	2003	2002
Current expense (income)
Federal	$34,620	$33,507	$19,323
State, local and other	4,748	2,820	3,241
	$39,368	$36,327	$22,564
Deferred expense (income)
Federal	$11,191	$5,615	$15,453
State, local and other	1,467	691	(2,592)
	$12,658	$6,306	$12,861
Total provision	$52,026	$42,633	$35,425

Deferred tax assets (liabilities) are comprised of the following at December 31:

In thousands	2004	2003
Extended warranty	$20,622	$17,641
Inventory reserves	1,829	2,066
Doubtful receivables	2,802	2,400
Employee benefits	22,689	29,694
Foreign loss carryforwards	6,946	2,577
Other, net	106	138
Gross deferred assets	$54,994	$54,516
Depreciation	(60,760)	(53,741)
Amortization	(1,934)	(7,588)
Gross deferred liabilities	$(62,694)	$(61,329)
Net deferred tax liabilities	$(7,700)	$(6,813)

The foreign loss carryforwards for 2004 include $2.8 million of prior year foreign losses that were reclassified from the current tax liability account during the current year.

In assessing whether deferred tax assets are realizable, the Company considers if it is more likely than not that they will be realized.  Realization of deferred tax assets is dependant upon the generation of future taxable income during the periods in which those temporary differences become deductible.  The Company has not recorded any deferred tax valuation allowances in any of the years presented.  The Company has not recognized deferred tax benefits on certain state tax attributes as realization of these benefits is uncertain.  Based on historical levels of taxable income and projections of future taxable income over the periods in which deferred tax assets are deductible, the Company believes it is more likely than not the benefits of remaining deductible differences will be realized.

A reconciliation of taxes from continuing operations computed at the statutory rate to the tax provision is as follows:

In thousands	2004	2003	2002
Federal income taxes at statutory rate on income from continuing operations	$59,620	$45,890	$35,553
Benefit for export sales	(1,175)	(1,078)	(940)
State and local taxes, net of federal income tax benefit	1,597	2,802	2,377
Rate difference on foreign earnings	(2,238)	(632)	(1,851)
Settlement of IRS audit	(3,734)	(3,365)	—
Effect of tax law changes	(1,878)	—	—
Other, net	(166)	(984)	286
	$52,026	$42,633	$35,425
Effective income tax rate on continuing operations	30.54%	32.52%	34.87%

Cash payments for income taxes were $51.8 million, $20.1 million and $12.7 million in 2004, 2003 and 2002, respectively.

The Company’s income before tax from U.S. and non-U.S. operations amounted to $93.3 million and $17.3 million, respectively, for the year ended December 31, 2004, $129.6 million and $2.1 million for 2003 and $95.5 million and $15.0 million for 2002.  The Company has not provided U.S. tax on cumulative undistributed earnings of non-U.S. subsidiaries where such earnings are considered indefinitely reinvested.  The Company has provided U.S. tax on cumulative undistributed earnings of non-consolidated foreign subsidiaries, where such earnings are not considered indefinitely reinvested. Below is a chart of unrepatriated earnings for the most current three years.

In millions	2004	2003	2002
Indefinitely reinvested	$63.30	$51.30	$46.70
Not indefinitely reinvested	$15.20	$12.80	$9.50
Total	$78.50	$64.10	$56.20

Note 15 - Other Long-Term Liabilities

The components of other long-term liabilities are as follows:

In thousands	December 31, 2004	December 31, 2003
Pension and other post-retirement obligations	$47,795	$62,968
Deferred taxes	36,465	37,678
Long-term warranty obligations	3,302	3,048
Other	2,788	1,432
Non-current liabilities associated with assets held for sale	(1,970)	(809)
Other long-term liabilities	$88,380	$104,317

Note 16 - Commitments and Contingencies

For its continuing and discontinued operations, the Company is obligated under various noncancelable operating leases for certain facilities and equipment.  Rent expense was $18.3 million, $12.7 million and $17.4 million in 2004, 2003 and 2002, respectively.  Future minimum payments under its various noncancelable operating leases in each of the next five years are approximately $16.5 million in 2005, $13.5 million in 2006, $11.6 million in 2007, $9.3 million in 2008, $7.9 million in 2009 and $36.2 million thereafter.

The Company has financial guarantee lines in place for certain of its operations in Asia and Europe to facilitate working capital needs, customer performance and payment and warranty obligations.  At December 31, 2004, the Company had issued guarantees of $17.3 million, of which $10.8 million represents amounts recorded in current liabilities.  The fair value of these guarantees is estimated to equal the amount of the guarantees at December 31, 2004, due to their short-term nature.

The Company offers various warranty programs on its installed roofing systems, braking products, truck trailers, refrigerated truck bodies, and cheese making equipment.  The change in the Company’s aggregate product warranty liabilities for the period ended December 31, 2004 and 2003 was as follows:

In thousands	2004	2003
Beginning reserve	$9,242	$9,045
Current year provision	12,939	13,662
Current year claims	(13,664)	(13,465)
Ending reserve	$8,517	$9,242

The amount of extended product warranty revenues recognized was $14.3 million for the years ended December 31, 2004 and 2003, and $14.4 million for the year ended December 31, 2002.

The Company has entered into long-term purchase agreements expiring December 31, 2006 for certain key raw materials.  Commitments are variable based on changes in commodity price indices. Based on prices at December 31, 2004, commitments under these agreements total approximately $39.8 million.

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

The Company may be involved in various legal actions from time to time arising in the normal course of business. In the opinion of management, the ultimate outcome of such actions will not have a material adverse effect on the consolidated financial position of the Company, but may have a material impact on the Company’s results of operations for a particular period.

At December 31, 2004, approximately 14% of the Company’s employees were covered by collective bargaining agreements.  Collective bargaining agreements that will expire in 2005 cover approximately 7% of the Company’s employees.  It is uncertain at this time whether agreements will be reached without interruption of production, and the terms of the agreements ultimately reached could result in higher wage and benefit costs.

Note 17 – Discontinued Operations and Assets Held for Sale

In 2004, in ongoing efforts to streamline its businesses, the Company identified two operations and a segment it plans to exit. The two operations included the plastic components operation of Carlisle Tire & Wheel Company in the Industrial Components segment and the pottery business of Carlisle FoodService in the General Industry segment.  Additionally, the Company decided to exit its automotive business consisting entirely of Carlisle Engineered Products in the Automotive Components segment.  The Company is actively marketing these operations and conducting other actions required to complete the sale of these operations in 2005.  All operations met the criteria in accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets.”

Total assets held for sale by segment at December 31 were as follows:

In thousands	December 31, 2004	December 31, 2003
Assets held for sale by segment:
Industrial Components	$477	$5,133
Automotive Components	64,352	112,433
General Industry	2,160	3,975
Total assets held for sale	$66,989	$121,541

The major classes of assets and liabilities held for sale at December 31 included in the Company’s Consolidated Balance Sheets were as follows:

In thousands	December 31, 2004	December 31, 2003
Assets held for sale:
Receivables	$66	$2,645
Inventories	9,743	11,261
Prepaid expenses and other current assets	6,646	6,702
Total current assets held for sale	16,455	20,608
Property, plant and equipment, net	48,841	54,636
Goodwill, net	—	40,277
Notes receivable and other assets	645	—
Investments and advances to affiliates	1,048	6,020
Total assets held for sale	$66,989	$121,541

Liabilities associated with assets held for sale:
Accounts payable	$21,685	$31,869
Accrued expenses	4,024	7,821
Total current liabilities associated with assets held for sale	25,709	39,690
Other long-term liabilities	1,970	809
Total liabilities associated with assets held for sale	$27,679	$40,499

Net sales and (loss) income before income taxes from discontinued operations by segment were as follows:

In thousands	December 31, 2004	December 31, 2003	December 31, 2002
Net sales:
Industrial Components	$6,094	$8,772	$6,960
Automotive Components	211,594	209,063	235,822
General Industry	2,079	2,839	3,682
Net sales from discontinued operations	$219,767	$220,674	$246,464

(Loss) income before income taxes
Industrial Components	$(8,504)	$(195)	$(1,510)
Automotive Components	(48,027)	4,206	12,454
General Industry	(3,195)	(3,395)	(2,024)
(Loss) income from discontinued operations	$(59,726)	$616	$8,920

In 2004, the Industrial Components segment included a $1.8 million charge related to a customer settlement and a $2.1 million write-down to fair value of assets held for sale.  The settlement related to products produced at the plastic components operation of Carlisle Tire and Wheel Company.  The settlement is final and no further costs are anticipated with this issue.

In 2004, the Automotive Components segment included a $40.3 million write-down for the impairment of its entire balance of goodwill based on management’s estimate of fair value at December 31, 2004.  Additionally, the Automotive Components segment included a $4.4 million write-down of an investment in a joint venture.  The General Industry segment included a $0.6 million write-down to fair value of assets held for sale.

In 2003, the General Industry segment included a $0.9 million impairment charge recorded in accordance with SFAS 144.

Note 18 – Exit and Disposal Activities

The following table represents the effects of exit and disposal activities not related to discontinued operations on the Company’s Consolidated Statements of Earnings for the years ended December 31:

In thousands	2004	2003	2002
Cost of goods sold	$1,216	$2,599	$3,825
Selling and administrative expenses	428	1,129	775
Other expenses	939	762	2,250
Total exit and disposal costs	$2,583	$4,490	$6,850

Exit and disposal activities by type of charge for the years ended December 31 were as follows:

In thousands	2004	2003	2002
Termination benefits	$435	$2,177	$450
Contract termination costs	5	1,351	—
Other associated costs*	2,143	962	6,400
Total exit and disposal costs	$2,583	$4,490	$6,850

*  Other associated costs primarily relate to relocation of employees and equipment, inventory, and fixed asset write-offs.

Liabilities were substantially paid in the period incurred and no significant liabilities remained as of December 31, 2004 related to these activities.

Exit and disposal activities by segment were as follows:

In thousands	2004	2003	2002
Total by segment
Industrial Components	$929	$698	$—
Specialty Products	409	586	2,300
General Industry	1,245	3,206	4,550
Total exit and disposal costs	$2,583	$4,490	$6,850

Industrial Components – Approximately $0.2 million of the 2004 exit and disposal costs, and all of 2003 costs for the Industrial Components segment relate to the consolidation of the management teams of Carlisle Tire & Wheel Company and Carlisle Power Transmission and a plant closure.  Activities under this plan included employee terminations of $0.7 million and relocation costs of $0.2 million.

The remaining $0.7 million of exit and disposal costs in 2004 related to the write-down of impaired fixed assets related to an upcoming facility closure.  The Company estimates it will spend an additional $1.3 million related to this closure for a total expected cost of $2.0 million.  These remaining costs will consist mainly of relocation and termination benefits.

Specialty Products - Exit and disposal activities in the Specialty Products segment in 2004 relate primarily to the Company’s Ridgway, Pennsylvania facility, closed in the first quarter 2002.  The total cost of this closure through December 31, 2004 was $2.4 million; of which $2.3 million was incurred in 2002 and the remaining $0.1 million in 2004.  Of the total amount incurred, $1.5 million was paid for moving and relocation expenses and $0.9 million related to pension and other costs.  The Company believes these activities are complete and does not expect to incur additional costs.

Other exit and disposal activities during 2004 and 2003 of $0.3 million and $0.6 million, respectively, included the closure of a testing facility and warehouse, costs associated with the sale of its spring brake business in December 2003, and termination benefits associated with the consolidation of the management teams of Carlisle Industrial Brake and Friction and Carlisle Motion Control.  The Company believes these activities are complete and does not expect to incur additional costs.

General Industry - Exit and disposal activities in the General Industry segment in 2004 related primarily to the consolidation of the Flo-Pac operations, acquired in May 2003, into Carlisle FoodService and the relocation of a textile operation within the Carlisle FoodService organization.  The plan to purchase Flo-Pac included the sale of real property acquired, the termination of employees, and the relocation of equipment and employees to other facilities.  The total cost of $2.0 million included $0.9 million which was recorded as goodwill in accordance with Emerging Issues Task Force (“EITF”) 95-3, Recognition of Liabilities in Connection with a Business Combination.  Of the remaining $1.1 million, $0.6 million was incurred in 2003 and $0.5 million was spent in 2004 through the project’s completion in the second quarter.  The majority of the costs not applicable to EITF 95-3, related to relocation costs and severance of employees at existing locations.  The relocation of the manufacturing equipment at a textile operation in Carlisle FoodService was completed in 2004 at a cost of $0.4 million.  The costs related primarily to termination benefits, moving expenses and training costs.

The remaining exit and disposal activities in 2004 in the General Industry segment related primarily to the consolidation of operations within Carlisle Process Systems.

Exit and disposal activities of $3.2 million in 2003 in the General Industry segment included expenses associated with the aforementioned acquisition of Flo-Pac, the consolidation of operations within Carlisle Process Systems and Carlisle FoodService, the shut down of a Tensolite facility in Mexico and remaining costs associated with closing Tensolite’s Vermont facility initiated in 2001.  The majority of these costs related to termination benefits of $1.3 million, contract termination costs of $1.0 million, fixed asset write-downs of $0.5 million, and rent payments of $0.3 million.

The $4.6 million of exit and disposal activities in the General Industry segment in 2002 related to the closing of a Tensolite cable plant in Andover, Massachusetts.  The majority of the costs related to the write-off of inventory and fixed assets totaling $2.1 million and $1.5 million, respectively.  Additional costs of $1.0 million related to moving and relocation expenses and termination benefits.

Note 19 - Divestiture of Business

On December 30, 2002, the Company sold the European operations of its Carlisle Power Transmission business.  In 2002, these operations contributed $33.3 million in net sales to the Industrial Components segment.  As a result of this transaction, the Company recognized a loss before income taxes of $0.8 million, which is included in Other income and expense, net. Carlisle Power Transmission and the buyer of this business will manufacture and supply various products to each other on an ongoing basis.

Note 20 - Fair Value of Financial Instruments

The Company estimates that the carrying amounts of its cash and cash equivalents, receivables, short-term debt and accounts payable approximate fair value due to their short maturity. See Note 7 regarding the fair market value of the Company’s senior notes.

Note 21 - Segment Information

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

Industrial Components---the principal products of this segment are bias-ply, non-automotive rubber tires, stamped and roll-formed wheels, industrial transmission belts and accessories.  Primary markets include lawn and garden – consumers, lawn and garden – commercial, golf cart, home appliance, power equipment, trailer, all terrain vehicle, power sports/recreational vehicles, agriculture, and the related aftermarkets.

Construction Materials---the principal products of this segment are rubber (EPDM), FleeceBACK® and thermoplastic polyolefin (TPO) roofing membranes used predominantly on non-residential low-sloped roofs, related roofing accessories, including flashings, fasteners, sealing tapes, coatings and waterproofing and insulation products.  The markets served include new construction, re-roofing and maintenance of low-sloped roofs, water containment, HVAC sealants, and coatings and waterproofing.

Specialty Products---the principal products of this segment are heavy-duty friction blocks, disc linings, braking systems parts, brake shoe remanufacturing and relining for on-highway Class 6, 7 and 8 trucks, braking systems for on-highway and industrial equipment, specialty friction products, and brake actuation systems for on-highway towed vehicles.  Customers include manufacturers of heavy-duty trucks, trailers, brakes and axles, heavy-duty equipment and truck dealers and replacement part and aftermarket distributors.

Transportation Products---the principal products of this segment are open-deck construction trailers, dump trailers for the material hauling, specialized trailers for large-capacity multi-unit trailers, over-the-road commercial trailers and stainless steel trailers.  Customers include heavy equipment and truck dealers and commercial haulers.

General Industry (All Other)---the principal products of this group include: (i) cheese, whey and milk powder systems, stainless steel vessels and process equipment for customers in the dairy, food processing, pharmaceutical, and fine chemical and industrial industries.  (ii) commercial and institutional foodservice permanentware, table coverings, cookware, catering equipment, fiberglass and composite material trays and dishes, industrial brooms, brushes, mops, rotary brushes and carpet care products for commercial and non-commercial foodservice operators and sanitary maintenance professionals, (iii) high performance wire, cable, connectors and cable assemblies, including RF/microwave connectors and cable assemblies primarily for the aerospace, business aircraft, defense electronics, test and measurement equipment and wireless infrastructure equipment industries, and (iv) insulated temperature/climate-controlled truck bodies and trailers for customers in warehouse-to-retail store delivery and home food delivery.

Corporate---includes general corporate expenses.  Corporate assets consist primarily of cash and cash equivalents, facilities, and other invested assets.

Geographic Area Information---sales are attributable to the United States and to all foreign countries based on the country in which subsidiaries are domiciled.  Sales by country for the years ended December 31 were as follows (in thousands):

Country	2004	2003*	2002*
United States	$1,943,170	$1,651,973	$1,483,081
Canada	77,850	67,866	62,924
China	66,982	40,637	33,345
Netherlands	67,392	50,418	38,982
United Kingdom	32,538	36,712	42,910
All Other	39,682	39,884	63,574
Net Sales	$2,227,614	$1,887,490	$1,724,816

*  Prior years’ presentations revised to exclude discontinued operations

Long-lived assets, comprised of net property, plant and equipment, goodwill and other intangible assets, investments and other long-term assets, located in the United States and foreign countries are as follows (in thousands):

Country	2004	2003
Long - lived assets held and used:
United States	$634,236	$600,109
Denmark*	82,130	70,144
China	31,326	28,908
United Kingdom	24,777	23,894
Netherlands	19,501	21,835
Canada	5,611	5,217
Mexico	719	848
All Other	138	640
Total held and used	$798,438	$751,595
Long-lived assets held for sale:
United States	43,879	94,747
Mexico	6,655	6,186
Total held for sale	50,534	100,933
Total long-lived assets	$848,972	$852,528

*  Includes investment in and advances to the Company’s European roofing joint venture

Financial information for operations by reportable business segment is included in the following summary:

Segment Financial Data

				Depreciation
				and	Capital
In thousands	Sales	EBIT	Assets	Amortization	Spending
2004

Industrial Components	$727,189	$61,069	$549,090	$20,955	$25,991
Construction Materials	721,958	94,474	345,146	$10,156	$30,083
Transportation Products	149,593	7,915	48,280	$2,316	$1,581
Specialty Products	133,758	5,235	81,735	$5,095	$2,113
General Industry (All Other)	495,116	38,416	351,787	$12,706	$12,189
Corporate	—	(21,419)	58,214	$1,411	$303
Total	$2,227,614	$185,690	$1,434,252	$52,639	$72,260

2003

Industrial Components	$622,437	$58,306	$471,547	$20,079	$15,529
Construction Materials	579,369	77,171	285,238	9,452	8,432
Transportation Products	121,378	5,687	48,266	2,360	1,731
Specialty Products	129,055	4,240	78,647	5,744	1,877
General Industry (All Other)	435,251	19,874	341,369	12,261	11,705
Corporate	—	(19,700)	88,362	1,464	336
Total	$1,887,490	$145,578	$1,313,429	$51,360	$39,610

2002

Industrial Components	$614,609	$55,751	$453,446	$18,792	$10,340
Construction Materials	488,047	66,404	244,738	8,217	6,593
Transportation Products	119,566	5,962	49,784	2,513	2,081
Specialty Products	121,922	(1,821)	85,498	6,017	5,169
General Industry (All Other)	380,672	13,253	296,435	11,330	8,176
Corporate	—	(20,819)	71,957	1,373	1,700
Total	$1,724,816	$118,730	$1,201,858	$48,242	$34,059

A reconciliation of assets reported above to total assets as presented on the Company’s Consolidated Balance Sheets is as follows:

	2004	2003
Assets per table above	$1,434,252	$1,313,429
Assets held for sale of discontinued operations. (Note 17)	66,989	121,541
Total Assets per Consolidated Balance Sheets	$1,501,241	$1,434,970

Note 22 – Quarterly Financial Data

(Unaudited) In thousands except per share data	First	Second	Third	Fourth	Year

2004
Net sales	$503,206	590,319	585,026	549,063	$2,227,614
Gross profit	$100,467	121,678	107,651	93,332	$423,128
Operating expenses	$62,291	57,329	55,911	61,907	$237,438
Income from continuing operations, net of tax	$23,324	40,679	32,873	21,438	$118,314
Basic earnings per share from continuing operations	$0.75	1.31	1.06	0.69	$3.81
Diluted earnings per share from continuing operations	$0.75	1.30	1.04	0.69	$3.77

Net Income (Loss)	$23,725	37,359	28,976	(10,448)	$79,612
Basic earnings (loss) per share	$0.77	1.20	0.93	(0.34)	$2.57
Diluted earnings (loss) per share	$0.76	1.19	0.92	(0.34)	$2.54

Dividends per share	$0.220	0.220	0.230	0.230	$0.900
Stock price:
High	$63.57	64.29	67.31	66.35
Low	$54.50	54.85	59.07	56.92

2003
Net sales	$417,121	496,853	499,409	474,107	$1,887,490
Gross profit	$84,260	95,531	95,784	85,620	$361,195
Operating expenses	$56,470	51,571	53,948	53,628	$215,617
Income from continuing operations, net of tax	$15,316	27,008	26,614	19,546	$88,484
Basic earnings per share from continuing operations	$0.50	0.88	0.87	0.63	$2.89
Diluted earnings per share from continuing operations	$0.50	0.88	0.86	0.62	$2.87

Net Income	$17,093	28,560	24,531	18,736	$88,920
Basic earnings per share	$0.56	0.93	0.80	0.61	$2.90
Diluted earnings per share	$0.56	0.93	0.80	0.59	$2.88

Dividends per share	$0.215	0.215	0.220	0.220	$0.870
Stock price:
High	$44.19	46.37	46.34	61.67
Low	$38.69	39.75	41.88	43.57

Note: The sum of the quarterly per share amounts may not agree to the respective annual amounts due to rounding.

In the fourth quarter of 2004, the Company recorded after-tax, non-cash write-offs of $25.1 million of goodwill and $3.1 million of other assets associated with discontinued operations.  See Note 17 for additional detail.

Report of Independent Registered Public Accounting Firm

The Board of Directors

Carlisle Companies Incorporated:

We have audited the accompanying consolidated balance sheets of Carlisle Companies Incorporated and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of earnings and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carlisle Companies Incorporated and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Carlisle Companies Incorporated’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 8, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

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

KPMG LLP

Charlotte, North Carolina

March 8, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors

Carlisle Companies Incorporated:

We have audited management’s assessment, included in the accompanying “Management’s Report On Internal Control Over Financial Reporting,” that Carlisle Companies Incorporated maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”. Carlisle Companies Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Carlisle Companies Incorporated maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Carlisle Companies Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Carlisle Companies Incorporated and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of earnings and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 8, 2005 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Charlotte, North Carolina

March 8, 2005

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.  Controls and Procedures.

(a) Under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation and as of December 31, 2004, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective.

Management has prepared a report on the Company’s internal control over financial reporting in which management has determined that the Company’s controls are effective.  A copy of management’s report is set forth below.

(b) During the fourth quarter of 2004, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  Under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer, the Company evaluated the effectiveness of the design and operation of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s internal control over financial reporting was effective as of December 31, 2004.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, has been audited by KPMG, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B. Other Information.

None

Part III

Item 10.  Directors and Executive Officers of the Registrant.

The following table sets forth certain information relating to each executive officer of the Company, as furnished to the Company by the executive officers.  Except as otherwise indicated each executive officer has had the same principal occupation or employment during the past five years.

Name	Age Positions With Company		Period of Service

Stephen P. Munn	62	Chairman of the Board since January, 1994; and Chief Executive Officer from September, 1988 to February, 2001.	September, 1988 to date

Richmond D. McKinnish	55	Chief Executive Officer since February, 2001; President, since March, 2000; and Executive Vice President from March, 1999 to March 2000	August, 1974 to date

Carol P. Lowe	39

Vice President and Chief Financial Officer since May 2004. Treasurer from January 2002 to May 2004. Formerly employed by National Gypsum Company, a gypsum wallboard manufacturer, as Treasurer from October 2000 to January 2002 and Assistant Treasurer from January 1998 to October 2000.

			January 2002 to date

Kevin G. Forster	51	President, Asia-Pacific since September 1997.	August, 1990 to date

Steven J. Ford	45	Vice President, Secretary and General Counsel since July, 1995.	July, 1995 to date

The officers have been elected to serve at the pleasure of the Board of Directors of the Company.  There are no family relationships between any of the above officers, and there is no arrangement or understanding between any officer and any other person pursuant to which he was selected an officer.

Information required by Item 10 with respect to directors of the Company is incorporated by reference to the Company’s definitive proxy statement filed with the Securities and Exchange Commission on March 9, 2005.

The Company has adopted a Business Code of Ethics covering, among others, its principal executive officer, principal accounting officer, and controller.  The Business Code of Ethics is published on the Company’s website:  www.carlisle.com.  Any amendment to, or waiver of, any provision of the Business Code of Ethics effecting such senior officers will be disclosed on the Company’s website.

Item 11.  Executive Compensation.

Information required by Item 11 is incorporated by reference to the Company’s definitive proxy statement filed with the Securities and Exchange Commission on March 9, 2005.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Information required by Item 12 is incorporated by reference to the Company’s definitive proxy statement filed with the Securities and Exchange Commission on March 9, 2005.

Item 13.  Certain Relationships and Related Transactions.

Not applicable.

Item 14.  Principal Accountant Fees and Services.

Information required by Item 14 is incorporated by reference to the Company’s definitive proxy statement filed with the Securities and Exchange Commission on March 9, 2005.

Part IV

Item 15.  Exhibits and Financial Statement Schedules.

Financial statements required by Item 8 are as follows:

Consolidated Statements of Earnings, years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Shareholders’ Equity, years ended December 31, 2004, 2003 and 2002

Consolidated Balance Sheets, December 31, 2004 and 2003

Consolidated Statements of Cash Flows, years ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts

Exhibits applicable to the filing of this report are as follows:

(3)	By-laws of the Company. (a)
(3.1)	Restated Certificate of Incorporation as amended April 22, 1991. (d)
(3.2)	Certificate of Amendment of the Restated Certificate of Incorporation dated December 20, 1996. (f)
(3.3)	Certificate of Amendment of the Restated Certificate of Incorporation dated April 29, 1999. (i)
(4)	Shareholders’ Rights Agreement, February 8, 1989. (a)
(4.1)	Amendment to Shareholders’ Rights Agreement, dated August 7, 1996. (e)
(4.2)	Trust Indenture. (g)
(10.1)	Executive Incentive Program. (b)
(10.2)	Amendment to Executive Incentive Program. (h)
(10.3)	Amended and Restated Executive Incentive Program. (l)
(10.4)	Form of Nonqualified Stock Option Agreement. (m)
(10.5)	Form of Restricted Share Agreement. (m)
(10.6)	Form of Executive Severance Agreement. (c)
(10.7)	Summary Plan Description of Carlisle Companies Incorporated Director Retirement Plan, effective November 6, 1991. (c)
(10.8)	Amendment to the Carlisle Companies Incorporated Director Retirement Plan. (k)
(10.9)	Nonemployee Director Stock Option Plan (i)
(10.10)	Amended and Restated Non-Employee Director Stock Option Plan (j)
(10.11)	Form of Stock Option Agreement for Nonemployee Director. (n)
(10.12)	Carlisle Companies Incorporated Deferred Compensation Plan for Non-Employee Directors. (k)
(10.13)	Senior Management Incentive Compensation Plan. (l)
(10.14)	Summary of Compensation Arrangements for Executive Officers.
(10.15)	Summary of Compensation Arrangements for Nonemployee Directors.
(12)	Ratio of Earnings to Fixed Charges.
(21)	Subsidiaries of the Registrant.
(23)	Consent of Independent Registered Public Accounting Firm.
(31.1)	Rule 13a-14(a)/15d-14(a) Certifications.
(31.2)	Rule 13a-14(a)/15d-14(a) Certifications.
(32)	Section 1350 Certification.

(a)	Filed as an Exhibit to the Company’s annual report on Form 10-K for the year ended December 31, 1988 and incorporated herein by reference.

(b)	Filed with the Company’s definitive proxy statement dated March 9, 1994 and incorporated herein by reference.

(c)	Filed as an Exhibit to the Company’s annual report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.

(d)	Filed as an Exhibit to the Company’s annual report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference.

(e)	Filed as an Exhibit to Form 8-A/A filed on August 9, 1996 and incorporated herein by reference.

(f)	Filed as an Exhibit to the Company’s annual report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

(g)	Filed as an Exhibit to the Company’s registration statement on Form S-3 (No. 333-16785) and incorporated herein by reference.

(h)	Filed with the Company’s definitive proxy statement dated March 9, 1998 and incorporated herein by reference.

(i)	Filed as an Exhibit to the Company’s annual report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

(j)	Filed as an Exhibit to the Company’s annual report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.

(k)	Filed as an Exhibit to the Company’s annual report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

(l)	Filed with the Company’s definitive Proxy Statement dated March 11, 2004 and incorporated herein by reference.

(m)	Filed as an Exhibit to the Company’s quarterly report on Form 10-Q for the period ended September 30, 2004 and incorporated herein by reference.

(n)	Filed as an Exhibit to the Company’s current report on Form 8-K for February 1, 2005 and incorporated herein by reference.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Carlisle Companies Incorporated

/s/	Carol P. Lowe

By:	Carol P. Lowe, Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/	Richmond D. McKinnish	/s/ Donald G. Calder

Richmond D. McKinnish, President,		Donald G. Calder, Director
Chief Executive Officer and a
Director
(Principal Executive Officer)		/s/ Robin S. Callahan

Robin S. Callahan, Director
/s/	Carol P. Lowe

Carol P. Lowe, Vice President and
Chief Financial Officer
(Principal Financial Officer and		/s/ Paul J. Choquette, Jr.
Principal Accounting Officer)
Paul J. Choquette, Jr., Director

/s/	Stephen P. Munn
/s/ Peter L.A. Jamieson
Stephen P. Munn, Chairman of
the Board of Directors		Peter L.A. Jamieson, Director

/s/ Peter F. Krogh

Peter F. Krogh, Director

/s/ Anthony W. Ruggiero

Anthony W. Ruggiero, Director

/s/ Lawrence A. Sala

Lawrence A. Sala, Director

/s/ Eriberto R. Scocimara

Eriberto R. Scocimara, Director

March 9, 2005	/s/ Magalen C. Webert

Magalen C. Webert, Director

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

ALLOWANCE FOR DOUBTFUL ACCOUNTS

(Dollars in thousands)

Column A		Column B	Column C		Column D	Column E
		Balance at	Charged to Costs	Charged to Other		Balance at End of
Fiscal Year		Beginning of Year	and Expenses	Accounts	Deductions (1)	Year

2002	*	6,039	4,040	(155)	(2,681)	7,243
2003	*	7,243	2,384	449	(3,306)	6,770
2004		6,770	1,613	276	(2,410)	6,249

*  2002 and 2003 amounts have been revised from prior disclosures to exclude discontinued operations

(1) Accounts written off, net of recoveries

Report of Independent Registered Public Accounting Firm

The Board of Directors

Carlisle Companies Incorporated:

Under date of March 8, 2005, we reported on the consolidated balance sheets of Carlisle Companies Incorporated and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of earnings and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004.  In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in Item 15(a)2 in this Form 10-K.  This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

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

KPMG LLP

Charlotte, North Carolina

March 8, 2005

CARLISLE COMPANIES INCORPORATED

COMMISSION FILE NUMBER 1-9278

FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2004

EXHIBIT LIST

(10.14)	Summary of Compensation Arrangements for Executive Officers

(10.15)	Summary of Compensation Arrangements for Nonemployee Directors

(12)	Ratio of Earnings to Fixed Charges

(21)	Subsidiaries of the Registrant

(23)	Consent of Independent Registered Public Accounting Firm

(31.1)	Rule 13a-14a/15d-14(a) Certifications

(31.2)	Rule 13a-14a/15d-14(a) Certifications

(32)	Section 1350 Certification