Form 10-Q
period 2005-03-31
CARLISLE COMPANIES INC
filed 2005-05-06
CIK 790051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

Yes ☒   No ☐

Shares of common stock outstanding at May 1, 2005: 31,139,939

Carlisle Companies Incorporated

Condensed Consolidated Statements of Earnings and Comprehensive Income

For the Three Months ended March 31, 2005 and 2004

(dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2005	2004*
Net Sales	$592,328	$503,206
Cost and expenses:
Cost of goods sold	474,605	402,739
Selling and administrative expenses	59,823	54,641
Research and development expenses	4,202	4,132
Other expense, net	5,106	3,516
Earnings before interest and income taxes	48,592	38,178
Interest expense, net	4,204	3,601
Earnings before income taxes	44,388	34,577
Income tax expense	14,316	11,251
Income from continuing operations, net of tax	30,072	23,326
Discontinued operations:
(Loss) income from operations of discontinued operations	(2,883)	576
Income tax (benefit) expense	(1,066)	175
(Loss) income from discontinued operations, net of tax	(1,817)	401
Net Income	28,255	23,727
Other comprehensive loss
Foreign currency translation, net of tax	(7,165)	(264)
Loss on hedging activities, net of tax	(66)	(202)
Other comprehensive loss	(7,231)	(466)
Comprehensive income	$21,024	$23,261
Earnings per share - basic
Income from continuing operations	$0.97	$0.75
(Loss) income from discontinued operations, net of tax	(0.06)	0.02
Earnings per share - basic	$0.91	$0.77
Earnings per share - diluted
Income from continuing operations	$0.96	$0.75
(Loss) income from discontinued operations, net of tax	(0.06)	0.01
Earnings per share - diluted	$0.90	$0.76
Weighted average common shares outstanding
Basic	30,943	30,971
Effect of dilutive stock options and restricted stock	388	297
Diluted	31,331	31,268

Dividends declared and paid per share	$0.230	$0.220

* 2004 figures have been revised to reflect discontinued operations.  See notes 2 and 6.

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

Carlisle Companies Incorporated

Condensed Consolidated Balance Sheets

March 31, 2005 and December 31, 2004

(Dollars in thousands)

	March 31 2005	December 31 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,507	$25,018
Receivables, less allowance of $6,720 in 2005 and $6,249 in 2004	235,087	227,423
Inventories	366,018	315,528
Deferred income taxes	29,917	28,765
Prepaid expenses and other current assets	32,340	39,080
Current assets held for sale	60,193	16,455
Total current assets	750,062	652,269

Property, plant and equipment, net of accumulated depreciation of $449,110 in 2005 and $437,503 in 2004	419,275	409,704

Other assets:
Goodwill, net	290,663	291,271
Patents and other intangible assets, net	7,145	7,349
Investments and advances to affiliates	73,812	85,804
Notes receivable and other assets	3,913	4,310
Non-current assets held for sale	53,227	50,534
Total other assets	428,760	439,268

TOTAL ASSETS	$1,598,097	$1,501,241

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt, including current maturities	$126,803	$59,990
Accounts payable	175,295	167,950
Accrued expenses	120,882	117,590
Deferred revenue	12,735	12,783
Current liabilities associated with assets held for sale	26,095	25,709
Total current liabilities	461,810	384,022

Long-term liabilities:
Long-term debt	257,886	259,554
Deferred revenue	69,589	68,828
Other long-term liabilities	89,389	88,380
Non-current liabilities associated with assets held for sale	2,514	1,970
Total long-term liabilities	419,378	418,732

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, $1 par value. Authorized and unissued 5,000,000 shares	—	—
Common stock, $1 par value. Authorized 100,000,000 shares; 39,330,624 shares issued; 31,014,594 outstanding in 2005 and 30,896,431 in 2004	39,331	39,331
Additional paid-in capital	50,719	46,190
Unearned compensation - includes restricted shares of 105,845 in 2005 and 70,055 in 2004	(4,565)	(2,289)
Cost of shares in treasury - 8,210,185 shares in 2005 and 8,364,138 shares in 2004	(127,761)	(130,045)
Accumulated other comprehensive income	2,901	10,132
Retained earnings	756,284	735,168
Total shareholders’ equity	716,909	698,487

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,598,097	$1,501,241

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

Carlisle Companies Incorporated

Condensed Consolidated Statements of Cash Flows

Three Months ended March 31, 2005 and 2004

(Dollars in thousands)

(Unaudited)

	March 31
	2005	2004*
Operating activities
Net income	$28,255	$23,727
Reconciliation of net income to cash flows from operating activities:
Loss (income) from discontinued operations, net of tax	1,817	(401)
Depreciation	13,483	12,998
Amortization	356	353
Earnings in equity investments	3,878	4,050
Loss (gain) on investments, property and equipment, net	33	(373)
Deferred taxes	1,495	(707)
Foreign exchange loss	398	—
Changes in assets and liabilities, excluding effects of acquisitions and divestitures:
Current and long-term receivables	(33,396)	(51,592)
Receivables under securitization program	(10,000)	23,000
Inventories	(50,802)	(17,489)
Accounts payable and accrued expenses	(14,385)	5,995
Income taxes	19,197	5,148
Long-term liabilities	1,341	590
Other operating activities	(1,272)	(414)
Net cash (used in) provided by operating activities	(39,602)	4,885
Investing activities
Capital expenditures	(23,753)	(16,821)
Acquisitions, net of cash	—	(566)
Proceeds from investments, property and equipment	30	11,929
Other investing activities	315	(787)
Net cash used in investing activities	(23,408)	(6,245)
Financing activities
Net change in short-term borrowings and revolving credit lines	67,035	8,200
Reductions of long-term debt and industrial development and revenue bonds	(223)	(1,624)
Dividends	(7,141)	(6,827)
Treasury shares and stock options, net	4,119	2,890
Net cash provided by financing activities	63,790	2,639
Net cash provided by (used in) discontinued operations	427	(40)
Effect of exchange rate changes on cash	282	(53)
Change in cash and cash equivalents	1,489	1,186
Cash and cash equivalents
Beginning of period	25,018	23,361
End of period	$26,507	$24,547

* 2004 figures have been reclassified to reflect cash flows from discontinued operations. See Notes 2 and 6.

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

Notes to Unaudited Condensed Consolidated Financial Statements

Three months Ended March 31, 2005 and 2004

(1)         Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Carlisle Companies Incorporated and its wholly-owned subsidiaries (together, the “Company”).  Intercompany transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with Article 10-01 of Regulation S-X of the Securities and Exchange Commission and, as such, do not include all information required by generally accepted accounting principles for annual financial statements. However, in the opinion of the Company, these financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial statements for the interim periods presented herein.  Results of operations for the three months ended March 31, 2005, are not necessarily indicative of the operating results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company’s 2004 Annual Report to Shareholders and 2004 Form 10-K.

(2)         Reclassifications

Certain reclassifications have been made to prior year’s information to conform to the current year’s presentation.  The Condensed Consolidated Statements of Earnings and Comprehensive Income and Condensed Consolidated Statements of Cash Flows have been revised to reflect the effects of discontinued operations.  Segment information presented in note 14 has also been revised from prior year’s presentation to reflect discontinued operations and assets held for sale.  See note 6 for more detail regarding these operations.

(3)         New Accounting Pronouncements

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

The Company is required to adopt this standard as of January 1, 2006 and will elect to expense its share-based awards using the modified prospective method as provided by SFAS 123(R).  This method requires the expensing of share-based awards issued on or after the date of adoption as well as the unvested portion of awards issued before the date of adoption.  The Company is currently evaluating alternatives for measuring the fair value of new awards.  The pretax amount of unvested awards as calculated under the Black-Scholes method as of March 31, 2005 to be expensed upon adoption is $0.7 million in 2006 and less than $0.1 million in 2007.  As previously discussed, the Company has not yet determined the methodology it will use in estimating fair value of new awards; however, it expects the expense per option granted to be lower than that presented in current pro-forma disclosures under SFAS 123.

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

In December 2004, FASB also issued FASB Staff Position FAS 109-2 (“FSP 109-2”), Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (the “Act”).  FSP 109-2 provides guidance under FASB Statement No. 109, Accounting for Income Taxes (“SFAS 109”), with respect to recording the potential impact of the repatriation provisions of the Act on income tax expense and deferred tax liability.  FSP 109-2 permits an enterprise time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The Company has not yet completed its evaluation of the impact of the repatriation provisions and accordingly has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Act.  If the Company elects to repatriate foreign earnings under the Act, the range of undistributed earnings repatriated would be between $25 million and $35 million as of December 31, 2004.  The incremental U.S. tax, after accounting for the dividend received deduction as provided by section 965 of the Internal Revenue Code, is estimated to be between $1.0 million and $1.5 million.

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

		Three Months Ended March 31,
In thousands (except per share data)		2005	2004
Net income, as reported		$28,255	$23,727
Less:	Total stock-based employee compensation expense determined under fair value method for all awards net of related tax effects	(1,141)	(1,013)
Proforma net income		$27,114	$22,714

Basic EPS (as reported)		$0.91	$0.77
Basic EPS (proforma)		$0.88	$0.73

Diluted EPS (as reported)		$0.90	$0.76
Diluted EPS (proforma)		$0.87	$0.73

The proforma effect includes only the vested portion of options.  Options vest over a two-year period.  Compensation expense was estimated using the Black-Scholes model utilizing the following assumptions:

	2005	2004
Expected dividend yield	1.4%	1.6%
Expected life in years	7	7
Expected volatility	28.3%	29.3%
Risk-free interest rate	3.9%	3.8%
Weighted average fair value	$20.63	$18.28

(5)         Acquisitions

On June 30, 2004, the Company acquired the specialty tire and wheel business of Trintex Corporation for $32.5 million.  The operating results of Trintex Corporation since the acquisition are included in the Industrial Components segment.  The Company has preliminarily allocated the purchase price among the acquired assets and liabilities assumed, resulting in goodwill of $24.9 million. Preliminary allocations among other major asset and liability classes were not material.  The Company is in the process of fully evaluating these assets and as a result, the purchase price allocation may change.  The purchase agreement contains an earnout provision based on operating performance over the next four years.  Any future amounts payable under this provision will be treated as a portion of the purchase price and allocated to goodwill.

(6)         Discontinued Operations and Assets Held for Sale

In 2004, in ongoing efforts to streamline its businesses, the Company identified its Automotive Components segment and two operations it plans to exit. The Automotive Components segment consists entirely of Carlisle Engineered Products.  The two operations included the plastic components operation of Carlisle Tire & Wheel Company in the Industrial Components segment and the pottery business of Carlisle FoodService in the General Industry segment.  The Company is actively marketing these operations and conducting other actions required to complete the sale of these operations in 2005.  All operations met the criteria for treatment as discontinued operations in accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets.”

Total assets held for sale by segment at March 31 were as follows:

In thousands	March 31, 2005	December 31, 2004
Assets held for sale by segment:
Industrial Components	$500	$477
Automotive Components	111,312	64,352
General Industry	1,608	2,160
Total assets held for sale	$113,420	$66,989

The major classes of assets and liabilities held for sale at March 31 included in the Company’s Condensed Consolidated Balance Sheets were as follows:

In thousands	March 31, 2005	December 31, 2004
Assets held for sale:
Receivables	$41,515	$66
Inventories	9,758	9,743
Prepaid expenses and other current assets	8,920	6,646
Total current assets held for sale	60,193	16,455
Property, plant and equipment, net	51,629	48,841
Goodwill, net	—	—
Notes receivable and other assets	695	645
Investments and advances to affiliates	903	1,048
Total assets held for sale	$113,420	$66,989

Liabilities associated with assets held for sale:
Accounts payable	$22,405	$21,685
Accrued expenses	3,690	4,024
Total current liabilities associated with assets held for sale	26,095	25,709
Other long-term liabilities	2,514	1,970
Total liabilities associated with assets held for sale	$28,609	$27,679

The increase in Receivables in 2005 from 2004 was due to the withdrawal of the discontinued operations from the accounts receivable securitization program during 2005.

Net sales and (loss) income before income taxes from discontinued operations by segment were as follows:

In thousands	March 31, 2005	March 31, 2004
Net sales:
Industrial Components	$—	$3,588
Automotive Components	51,322	55,113
General Industry	137	407
Net sales from discontinued operations	$51,459	$59,108

(Loss) income before income taxes
Industrial Components	$(325)	$(1,192)
Automotive Components	(2,280)	2,421
General Industry	(278)	(653)
(Loss) income from discontinued operations	$(2,883)	$576

(7)         Exit and Disposal Activities

On March 29, 2005, Carlisle Power Transmission, reported in the Industrial Components segment, announced plans to close its plant in Red Wing, Minnesota. Exit costs associated with the plant closure are estimated at $1.1 million and consist primarily of termination benefits and costs to relocate equipment from the Red Wing facility to other manufacturing locations within Carlisle Power Transmission.

Exit and disposal activities for 2004 were approximately $0.5 million for the General Industry segment and $0.1 million for the Industrial Components segment. The General Industry segment’s exit and disposal costs were associated with the consolidation of the Flo-Pac operations, acquired in May 2003, into Carlisle FoodService and the relocation of a textile operation within the Carlisle FoodService organization.  In the Industrial Components segment, the exit and disposal costs were related to the consolidation of the management teams of Carlisle Tire & Wheel Company and Carlisle Power Transmission initiated in 2003.  Liabilities associated with the 2004 exit and disposal activities were substantially paid during 2004.

(8)         Inventories

The components of inventories are as follows:

In thousands	March 31, 2005	December 31, 2004
FIFO (approximates current costs):
Finished goods	$240,171	$212,743
Work in process	40,842	31,923
Raw materials	120,068	104,554
	401,081	349,220
Excess FIFO cost over LIFO value	(25,305)	(23,949)
Inventories associated with assets held for sale	(9,758)	(9,743)
Inventories	$366,018	$315,528

(9)         Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2005 are as follows:

In thousands	Industrial Components	Construction Materials	Specialty Products	General Industry	Total
Balance as of January 1, 2005	$155,762	$32,935	$923	$101,651	$291,271
Currency translation	(10)	(283)	(2)	(313)	(608)
Balance as of March 31, 2005	$155,752	$32,652	$921	$101,338	$290,663

The Company’s other intangible assets as of March 31, 2005 are as follows:

In thousands	Acquired Cost	Accumulated Amortization	Net Carrying Value
Assets subject to amortization
Patents	$9,392	$(7,625)	$1,767
Software licenses	1,800	(921)	879
Tradenames	1,500	(1,075)	425
Other	10,390	(10,316)	74
Assets not subject to amortization
Trademarks	4,000	—	4,000
	$27,082	$(19,937)	$7,145

Estimated amortization expense for each of the next five years is as follows: $0.6 million remaining in 2005, $0.7 million in 2006, $0.5 million in 2007, $0.4 million in 2008, and $0.2 million in 2009.

(10)  Retirement Plans and Other Postretirement Benefits

Components of net periodic benefit cost are as follows:

	Pension Benefits		Post-retirement
	Three Months Ended March 31,		Three Months Ended March 31,
In thousands	2005	2004	2005	2004
Service costs	$1,622	$1,403	$1	$1
Discretionary credit	—	179	—	—
Interest cost	2,382	2,456	171	182
Expected return on plan assets	(2,587)	(2,511)	—	—
Amortization of :
Net actuarial loss	93	134	37	29
Prior service costs	(56)	(58)	—	—
Unrecognized net obligation	—	—	55	55
Net periodic benefit costs	$1,454	$1,603	$264	$267

The Company previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $5.2 million to its pension plans in 2005.  The Company has contributed $0.9 million to the plans through March 31, 2005. Additional contributions of $4.3 million are expected for the remainder of 2005.

The Company maintains defined contribution plans to which it has contributed $2.8 million during the three months ended March 31, 2005.  Full year contributions are expected to approximate $8.0 million.

(11)  Other Long-Term Liabilities

The components of other long-term liabilities are as follows:

In thousands	March 31, 2005	December 31, 2004
Pension and other post-retirement obligations	$47,796	$47,795
Deferred taxes	36,526	36,465
Long-term warranty obligations	3,899	3,302
Other	3,682	2,788
Non-current liabilities associated with assets held for sale	(2,514)	(1,970)
Other long-term liabilities	$89,389	$88,380

(12)  Commitments and Contingencies

The Company is obligated under various noncancelable operating leases for certain facilities and equipment.  Future minimum lease payments under these arrangements in each of the next five years are approximately $14.0 million remaining in 2005, $14.9 million in 2006, $12.5 million in 2007, $9.4 million in 2008, $8.1 million in 2009, and $37.2 million thereafter.

At March 31, 2005, letters of credit amounting to $45.7 million were outstanding, primarily to provide security under insurance arrangements and certain borrowings.

The Company has financial guarantee lines in place for certain of its operations in Asia and Europe to facilitate working capital needs, customer performance and payment and warranty obligations.  At March 31, 2005, the Company had issued guarantees of $19.2 million, of which $14.2 million represents amounts recorded in current liabilities.  The fair value of these guarantees is estimated to equal the amount of the guarantees at March 31, 2005, due to their short-term nature.

The Company offers various warranty programs on its installed roofing systems, braking products, truck trailers, refrigerated truck bodies, and cheese making equipment.  The change in the Company’s aggregate product warranty liabilities for the period ended March 31 is as follows:

In thousands	2005	2004
Beginning reserve at December 31	$8,517	$9,242
Current year provision	3,169	3,243
Current year claims	(2,995)	(3,417)
Ending reserve at March 31	$8,691	$9,068

The amount of extended product warranty revenues recognized was $3.3 million for the three months ended March 31, 2005 and 2004.

The Company maintains self-insured retained liabilities for workers’ compensation, medical, general liability and property claims up to applicable retention limits.  Retention limits are between $0.5 million and $1.0 million per occurrence for general liability, $0.5 million per occurrence for workers’ compensation, $0.1 million per occurrence for property and up to $0.5 million for medical claims. The Company is insured for losses in excess of these limits.

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

(13)  Derivative Instruments and Hedging Activities

Carlisle is exposed to the impact of changes in interest rates and market values of its debt instruments, changes in raw material prices and foreign currency fluctuations.  From time to time, the Company may manage its interest rate exposure through the use of interest rate swaps to reduce volatility of cash flows, impact on earnings and to lower its cost of capital.  As of March 31, 2005 and March 31, 2004, the Company had in place interest rate swaps with a notional amount of $75.0 million.  These contracts have been designated as fair value hedges and were deemed effective at the origination date and as of March 31, 2005.  The valuation of these contracts as of March 31, 2005 resulted in a liability of $1.7 million, included in other long-term liabilities on the Company’s Condensed Consolidated Balance Sheet, and a corresponding decrease in the fair value of the Company’s 7.25% senior notes, reflected in long-term debt.

In April 2005, the Company terminated theses hedges, resulting in a loss of $1.4 million, which will be amortized to interest expense until January 2007, the original termination date of the swap.

Also in place at March 31, 2005 were certain currency hedges, designated as cash flow hedges, with a total notional amount of $4.9 million.  The fair value position of these contracts as of March 31, 2005 resulted in a net liability of $0.2 million.

(14)  Segment Information

Sales, earnings before interest and income taxes (“EBIT”) and assets for continuing operations by reportable business segment is included in the following summary:

Three Months Ended March, 31	2005			2004*
In thousands	Sales	EBIT	Assets	Sales	EBIT	Assets
Industrial Components	$222,030	$24,714	$568,626	$192,184	$22,748	$477,314
Construction Materials	171,523	14,644	377,492	122,801	6,555	314,922
Transportation Products	40,154	3,909	52,764	32,642	930	57,353
Specialty Products	37,637	3,861	85,936	31,779	2,401	81,675
General Industry (All other)	120,984	8,598	364,459	123,800	9,712	364,569
Corporate	—	(7,134)	35,400	—	(4,168)	59,043
	$592,328	$48,592	$1,484,677	$503,206	$38,178	$1,354,876

* 2004 has been revised to exclude discontinued operations

A reconciliation of assets reported above to total assets is as follows:

March 31, 2005
Assets per table above	$1,484,677
Assets held for sale of discontinued operations	113,420
Total Assets	$1,598,097

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Executive Overview

Carlisle Companies Incorporated (“Carlisle” or the “Company”) is a diversified manufacturing company focused on achieving profitable growth internally through new product development and product line extensions, and externally through acquisitions that complement the Company’s existing technologies, products and market channels.  The Company has twelve operating companies and more than 14,000 employees serving a variety of niche markets.  While Carlisle has offshore manufacturing operations, the markets served by the Company are primarily in North America.  Management focuses on continued year over year improvement in sales and earnings, return on capital employed and return on shareholders’ equity.  Resources are allocated among the Company’s businesses based on management’s assessment of their ability to obtain leadership positions in the markets they serve.

Net sales in the first three months of 2005 increased 18% over the same period last year.  Strong demand and an increase in selling prices, particularly in the Construction Materials and Industrial Components segments, contributed to the improvement over last year.  Acquisitions, and to a lesser extent favorable movement in foreign exchange rates, were also contributing factors.  Income from continuing operations of $30.1 million increased 29% from the first quarter of 2004.  The increase in selling prices was necessitated by the continued escalation in raw material costs.  The Company expects raw material costs will continue to rise, and while it has been able to recover these costs in the first quarter of 2005, its ability to do so in subsequent periods is dependent on competitive and economic conditions which may be beyond the Company’s control.

Sales and Earnings

Consolidated

Net sales for the three months ended March 31, 2005 were $592.3 million, an 18% improvement over $503.2 million recorded for the three months ended March 31, 2004.  Strong organic growth (defined as the increase in net sales excluding the impact of acquisitions and divestitures within the last twelve months as well as the impact of changes in foreign exchange rates) of $76.6 million, or 86% of the growth over last year, was primarily attributable to the Construction Materials and Industrial Components segment.  Acquisitions accounted for 11% of the growth over 2004, while changes in foreign exchange rates accounted for 3%.

Earnings before interest and income taxes (“EBIT” or “earnings”) were $48.6 million in the first three months of 2005, a 27% improvement over prior year earnings of $38.2 million.  Higher EBIT was recognized in the majority of the Company’s business units, with the highest percentage growth occurring in the Transportation Products and Construction Materials segments.  The impact of changes in foreign currency exchange rates on EBIT was negligible.  Income from continuing operations of $30.1 million, or $0.96 per diluted share, for the three months ended March 31, 2005 represented a 29% improvement over $23.3 million, or $0.75 per diluted share, in the first three months of 2004.  Net income of $28.3 million, or $0.90 per diluted share, in the first quarter of 2005 was $4.5 million, or 19% higher than last year and included $1.8 million, or $0.06 per diluted share, of losses from discontinued operations, primarily attributable to losses recognized in the Company’s discontinued automotive components operation.

Operating Segments

The following table summarizes segment net sales and EBIT from continuing operations.  The amounts for each segment should be referred to in conjunction with the applicable discussion below.

	Three Months Ended March 31		Increase	(Decrease)
In thousands, except percentages	2005	2004*	Amount	Percent
Net Sales

Industrial Components	$222,030	$192,184	$29,846	15.5%
Construction Materials	171,523	122,801	48,722	39.7%
Transportation Products	40,154	32,642	7,512	23.0%
Specialty Products	37,637	31,779	5,858	18.4%
General Industry (All other)	120,984	123,800	(2,816)	-2.3%
Corporate	—	—	—	—
	$592,328	$503,206	$89,122	17.7%

Earnings Before Interest and Income Taxes

Industrial Components	$24,714	$22,748	$1,966	8.6%
Construction Materials	14,644	6,555	8,089	123.4%
Transportation Products	3,909	930	2,979	320.3%
Specialty Products	3,861	2,401	1,460	60.8%
General Industry (All other)	8,598	9,712	(1,114)	-11.5%
Corporate	(7,134)	(4,168)	(2,966)	-71.2%
	$48,592	$38,178	$10,414	27.3%

* 2004 has been revised to exclude discontinued operations

Industrial Components

Net sales in the Industrial Components segment were $222.0 million in the first three months of 2005, a 16% improvement over the same period a year ago.  This increase was primarily attributable to growth in the Company’s tire and wheel business, with most of the growth occurring in the original equipment commercial and consumer outdoor power equipment, ATV, and replacement supply chains.  The acquisition of Trintex, a specialty semi-pneumatic tire and wheel business acquired in June 2004, accounted for approximately one-third of the growth in this segment.  Sales for the power transmission belt business grew in the original equipment supply chains, but this growth was offset by declines in the distribution channel.

Segment earnings for the three months ended March 31, 2005 of $24.7 million were 9% higher than in the prior year.  Sales growth was offset by unfavorable product mix, unabsorbed overhead on lower demand for high-speed and styled-wheels as well as increased warehousing and freight costs.  Raw material costs for steel and oil-based commodities continued to rise during the first three months of 2005.  While the Company was able to recover these costs in the first quarter of 2005, the ability to obtain further price increases is uncertain.  Net sales and EBIT in this segment are generally higher in the first half of the year due to peak sales volume in the outdoor power equipment market.

On March 29, 2005, the Company announced plans to close its plant in Red Wing, Minnesota.  The closure is an effort to reduce operating expenses.  Most of the production from the Red Wing facility will be transferred to other existing facilities.  The closure is expected to be completed by the end of the third quarter of 2005 and is estimated to reduce fixed costs by $1.6 million annually.

Construction Materials

Net sales in the Construction Materials segment grew 40%, from $122.8 million recognized in the first quarter of 2004, to $171.5 million in the first quarter of 2005.  Strong demand continued among most product lines with the highest growth occurring in insulation followed by EPDM and TPO membranes and accessories.

Segment earnings improved 123% on strong demand.  Offsetting higher sales volume and selling prices were higher raw material costs compared to last year as well as unfavorable product mix.  The cost of raw materials continues to rise.  Pricing actions taken have helped to recover these higher costs and further actions are planned in the second and third quarters of 2005.  Segment earnings for the current year quarter also reflect a pre-tax loss of $4.2 million related to the Company’s 25% equity share in its European joint venture, Icopal.  This compares to a pre-tax loss of $4.1 million recognized in the first quarter of 2004.  Net sales and earnings in this segment are generally higher in the second and third quarters of the year due to increased construction activity during these periods; however, rising raw material costs, rising interest rates, the extent to which future selling price increases will be realized and the impact of each of these items on demand is uncertain.

Transportation Products

Net sales in the Transportation Products segment were $40.2 million for the three months ended March 31, 2005, a 23% improvement over $32.6 million recognized for the three months ended March 31, 2004.  Growth occurred in most product lines, led by higher sales of pneumatic bulk tanks, construction live-bottoms, extendable and steep-deck trailers and hydraulic detachable trailers.  Higher selling prices, favorable product mix and strong demand relative to last year were all contributing factors to the year-over-year improvement.

Segment earnings of $3.9 million for the current year quarter represented a significant improvement over earnings of $0.9 million recognized in the prior year.  Higher selling prices and increased absorption of overhead costs were the primary contributors to the improvement.  The possibility of higher steel prices could place pressure on future results.

Specialty Products

The Specialty Products segment recognized an 18% improvement in net sales in the first quarter of 2005 as compared to the first quarter of 2004.  Sales of braking systems for off-highway and industrial equipment as well as on-highway heavy friction products were higher as a result of strong demand relative to last year, and to a lesser extent, higher selling prices.  Segment earnings were also higher year-over-year, increasing from $2.4 million in the first three months of 2004 to $3.9 million in the first three months of 2005.  Higher sales volume, favorable absorption due to higher production and favorable product mix offset higher raw material costs relative to the first quarter of 2004.

General Industry (All Other)

Overall, net sales for the businesses reported in General Industry were 2% lower in the first quarter of 2005 as compared to the first quarter of 2004.  A slight improvement in net sales at Tensolite and Carlisle Systems & Equipment (including Carlisle Process Systems, Carlisle Walker Stainless and CPS Pharma) was more than offset by declines in net sales at Johnson Truck Bodies and Carlisle FoodService.  Lower sales at Carlisle FoodService resulted from decreased demand for sanitary maintenance products relative to 2004.  Net sales at Johnson Truck Bodies fell below 2004 levels due to a reduction in demand for insulated temperature-controlled truck bodies compared to 2004.  Earnings were down 12% from the same quarter last year primarily due to a decline in earnings at Carlisle FoodService, Johnson Truck Bodies and Carlisle Systems & Equipment, which more than offset higher earnings recognized at Tensolite.

During the first quarter of 2005, Johnson Truck Bodies entered into negotiations to resolve a labor dispute. Management cannot reasonably estimate the duration of the negotiations, however, this event could negatively impact future operating results.

Discontinued Operations

Losses from discontinued operations, net of tax, were $1.8 million for the quarter ended March 31, 2005.  This compares to income from discontinued operations, net of tax, of $0.4 million recognized in the first quarter of 2004.  The change from last year was primarily the result of a loss recorded in the Company’s discontinued automotive components business reflecting lower sales to domestic auto manufacturers, higher raw material costs and start up costs associated with a facility in Mexico in 2005.

Acquisitions

On June 30, 2004, the Company acquired the specialty tire and wheel business of Trintex Corporation for $32.5 million. The operating results of Trintex Corporation since the acquisition are included in the Industrial Components segment.  The Company has preliminarily allocated the purchase price among the acquired assets and liabilities assumed, resulting in goodwill of $24.9 million. Preliminary allocations among other major asset and liability classes were not material.  The Company is in the process of fully evaluating these assets and as a result, the purchase price allocation may change.  The purchase agreement contains an earnout provision based on operating performance over the next four years.  Any future amounts payable under this provision will be treated as a portion of the purchase price and allocated to goodwill.

Financial Results

Gross margin:  Gross margin (net sales less cost of goods sold expressed as a percent of net sales) for the three months ended March 31, 2005 of 19.9% was slightly below 20.0% recognized in the three months ended March 31, 2004.  Higher selling prices and improved utilization relative to the prior year quarter generally offset higher raw material costs;  however higher sales volumes of lower margin products suppressed gross margins close to 2004 levels.

Selling and administrative expenses:  Selling and administrative expenses of $59.8 million in the first three months of 2005 were approximately 10% higher than $54.6 million in the first three months of 2004, primarily as a result of variable expenses that fluctuate with sales volume.  Selling and administrative expenses, as a percent of net sales, were 10.1% in the first quarter of 2005, representing a slight improvement over 10.9% in the prior year quarter.

Other expense, net:  Other expense, net, of $5.1 million recognized in the first quarter of 2005 were $1.6 million higher than $3.5 million recognized in the first quarter of 2004.  Other expenses, net, in 2004 included a $0.3 million gain recognized on the sale of a marketable investment.  Also contributing to the quarter-over-quarter increase were losses related to unfavorable movement in foreign exchange rates on certain Intercompany loans, external costs for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and higher fees associated with an increase in the utilization of the securitization program as compared to the first quarter of 2004.

Interest expense, net:  Net interest expense of $4.2 million for the three months ended March 31, 2005, was $0.6 million higher than for the three months ended March 31, 2004.  The increase was due primarily to higher average borrowings and unfavorable positions on the Company’s interest rate swaps relative to last year, as well as lower capitalized interest than in the prior year.

Receivables:  Receivables of $235.1 million at March 31, 2005 represented a $7.7 million increase over receivables of $227.4 million at December 31, 2004.  With the exception of the Transportation Products segment, receivables were up at each of the Company’s segments, most notably in Construction Materials and Industrial Components due to relatively strong first quarter sales.  A decrease in the utilization of the securitization program of $10.0 million also contributed to the increase.

Inventories:  Inventories increased $50.5 million, up from $315.5 million at December 31, 2004 to $366.0 million as of March 31, 2005.  Inventories were up in all business segments with the largest increase occurring in the Construction Materials segment resulting from planned builds of inventory levels to meet projected sales demand in the second quarter of 2005.

Current assets held for sale:  Current assets held for sale increased $43.7 million to $60.2 million as of March 31, 2005, up from $16.5 million at December 31, 2004, reflecting an increase in receivables as the Company’s discontinued automotive components business is no longer participating in the securitization program.

Liquidity and Capital Resources

Sources and Uses of Cash

	Three Months Ended March 31,
In thousands	2005	2004*
Net cash (used in) provided by operating activities	$(39,602)	$4,885
Net cash used in investing activities	(23,408)	(6,245)
Net cash provided by financing activities	63,790	2,639
Net cash provided by (used in) discontinued operations	427	(40)
Effect of exchange rate changes on cash	282	(53)
Change in cash and cash equivalents	$1,489	$1,186

Net cash used in continuing operations of $39.6 million in the first three months of 2005 compared to net cash provided of $4.9 million in the first three months of 2004.  Decreased utilization of the securitization program in 2005 reduced operating cash by $10.0 million compared to a contribution of $23.0 million resulting from increased utilization of the securitization program in 2004.  Increased working capital was primarily the result of a planned build of inventory levels to meet the projected sales demand in the second quarter of 2005.

Cash used in investing activities was $23.4 million in 2005 compared to $6.2 million in 2004.  Capital expenditures of $23.8 million were 41% above $16.8 million in 2004.  The increase in capital expenditures was due to new production plants for the Construction Materials segment and a new distribution center for Carlisle FoodService. Proceeds from the sale of investments, property and equipment in 2004 included the sale of properties acquired with the May 2003 acquisition of Flo-Pac, a specialty manufacturer of brooms, brushes, rotary brushes and cleaning tools in the sanitary maintenance industry.

Cash provided from financing activities of $63.8 million in the first quarter 2005 compared with $2.6 million in 2004 as a result of increased short-term borrowings required to fund higher working capital and increased capital expenditures.

Carlisle maintains a $250.0 million revolving credit facility.  As of March 31, 2005, $210.0 million was available under this facility.  The Company also maintains a $ 20.0 million committed line of credit and a $55.0 million uncommitted line of credit.  As of March 31, 2005, $23.3 million was available under these lines.  At March 31, 2005, $15.0 million was available under the Company’s $125.0 million receivables facility.

The following table quantifies certain contractual cash obligations and commercial commitments at March 31, 2005:

In thousands	Total	Remaining in 2005	2006	2007	2008	2009	Thereafter
Short-term credit lines and long-term debt	$382,787	$100,777	$438	$150,163	$112,901	$175	$18,333
Interest on long-term debt (1)	65,261	14,090	18,839	8,961	3,742	1,170	18,459
Noncancellable operating leases	96,224	14,009	14,912	12,546	9,445	8,087	37,225
Purchase obligations	35,467	15,013	20,454	—	—	—	—
Total Commitments	$579,739	$143,889	$54,643	$171,670	$126,088	$9,432	$74,017

(1) Future expected interest payments are calculated based on the stated rate for fixed rate debt and the effective interest rate as of March 31, 2005 for variable rate debt.

The above table does not include $89.4 million of other long-term liabilities.  Other long-term liabilities consist primarily of pension, post-retirement, deferred income tax and warranty obligations.  Due to factors such as return on plan assets, disbursements, contributions, and timing of warranty claims, it is not estimable when these will become due.

The Company previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $5.2 million to its pension plans in 2005.  The Company has contributed $0.9 million to the plans through March 31, 2005.  Additional contributions of $4.3 million are expected for the remainder of 2005.

The Company maintains defined contribution plans to which it has contributed $2.8 million during the three months ended March 31, 2005.  Full year contributions are expected to approximate $8.0 million.

At March 31, 2005, letters of credit amounting to $45.7 million were outstanding, primarily to provide security under insurance arrangements and certain borrowings.

The Company has financial guarantee lines in place for certain of its operations in Asia and Europe to facilitate working capital needs, customer performance and payment and warranty obligations.  At March 31, 2005, the Company had issued guarantees of $19.2 million, of which $14.2 million represents amounts recorded in current liabilities.  The fair value of these guarantees is estimated to equal the amount of the guarantees at March 31, 2005, due to their short-term nature.

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

Backlog

Backlog from continuing operations at March 31, 2005 of $373.9 million represented a 9% decrease from $410.2 million as of December 31, 2004 reflecting lower backlogs within General Industry as well as in the Construction Materials and Industrial Components segments.  The decrease related to General Industry was due to lower backlog at Carlisle Process Systems, which reflects an order received in December 2003 related to a new 300,000 square foot cheese and whey production facility to be constructed in the southwest.  As of December 31, 2004, this project was approximately 42% complete.  As of March 31, 2005, the project is estimated to be 63% complete.  Due to the nature of orders at Carlisle Process Systems, backlog can include capital equipment orders for a period of twelve to twenty-four months.  Backlogs in the Industrial Components and Construction Materials segments were higher at the end of 2004 due to increased orders ahead of announced price increases effective in the first quarter of 2005.

Discontinued operations

In 2004, in ongoing efforts to streamline its businesses, the Company identified its Automotive Components segment and two operations it plans to exit. The Automotive Components segment consists entirely of Carlisle Engineered Products.  The two operations included the plastic components operation of Carlisle Tire & Wheel Company in the Industrial Components segment and the pottery business of Carlisle FoodService in the General Industry segment.  The Company is actively marketing these operations and conducting other actions required to complete the sale of these operations in 2005.  All operations met the criteria for treatment as discontinued operations in accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets.”

Total assets held for sale by segment at March 31 were as follows:

In thousands	March 31, 2005	December 31, 2004
Assets held for sale by segment:
Industrial Components	$500	$477
Automotive Components	111,312	64,352
General Industry	1,608	2,160
Total assets held for sale	$113,420	$66,989

The major classes of assets and liabilities held for sale at March 31 included in the Company’s Condensed Consolidated Balance Sheets were as follows:

In thousands	March 31, 2005	December 31, 2004
Assets held for sale:
Receivables	$41,515	$66
Inventories	9,758	9,743
Prepaid expenses and other current assets	8,920	6,646
Total current assets held for sale	60,193	16,455
Property, plant and equipment, net	51,629	48,841
Goodwill, net	—	—
Notes receivable and other assets	695	645
Investments and advances to affiliates	903	1,048
Total assets held for sale	$113,420	$66,989

Liabilities associated with assets held for sale:
Accounts payable	$22,405	$21,685
Accrued expenses	3,690	4,024
Total current liabilities associated with assets held for sale	26,095	25,709
Other long-term liabilities	2,514	1,970
Total liabilities associated with assets held for sale	$28,609	$27,679

The increase in Receivables in 2005 from 2004 was due to the withdrawal of the discontinued operations from the accounts receivable securitization program during 2005.

Net sales and (loss) income before income taxes from discontinued operations by segment were as follows:

In thousands	March 31, 2005	March 31, 2004
Net sales:
Industrial Components	$—	$3,588
Automotive Components	51,322	55,113
General Industry	137	407
Net sales from discontinued operations	$51,459	$59,108

(Loss) income before income taxes
Industrial Components	$(325)	$(1,192)
Automotive Components	(2,280)	2,421
General Industry	(278)	(653)
(Loss) income from discontinued operations	$(2,883)	$576

Exit and Disposal Activities

On March 29, 2005, Carlisle Power Transmission, reported in the Industrial Components segment, announced plans to close its plant in Red Wing, Minnesota.  Exit costs associated with the plant closure are estimated at $1.1 million and consist primarily of termination benefits and costs to relocate equipment from the Red Wing facility to other manufacturing locations within Carlisle Power Transmission.

Exit and disposal activities for 2004 were approximately $0.5 million for the General Industry segment and $0.1 million for the Industrial Components segment. The General Industry segment’s exit and disposal costs were associated with the consolidation of the Flo-Pac operations, acquired in May 2003, into Carlisle FoodService and the relocation of a textile operation within the Carlisle FoodService organization.  In the Industrial Components segment, the exit and disposal costs were related to the consolidation of the management teams of Carlisle Tire & Wheel Company and Carlisle Power Transmission initiated in 2003.  Liabilities associated with the 2004 exit and disposal activities were substantially paid during 2004.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

The Company is exposed to the impact of changes in interest rates and market values of its debt instruments, changes in raw material prices and foreign currency fluctuations.  From time to time, the Company may manage its interest rate exposure through the use of interest rate swaps to reduce volatility of cash flows, impact on net income or to lower its cost of capital.  As of March 31, 2005, the Company had in place interest rate swap agreements with a total notional amount of $75.0 million, designated as fair value hedges, to hedge the market risk associated with a portion of its fixed-rate debt. In April 2005, the Company terminated these hedges, resulting in a loss of $1.4 million, which will be amortized to interest expense until January, 2007, the original termination date of the swap.

The Company’s operations use certain commodities such as plastics, carbon black, synthetic and natural rubber and steel.  As such, the Company’s cost of operations is subject to fluctuations as the markets for these commodities change.  The Company monitors these risks, but currently has no derivative contracts in place to hedge these risks.

International operations are exposed to translation risk when the local currency financial statements are translated into U.S. dollars.  Carlisle monitors this risk, but at March 31, 2005 had no translation risk hedges in place.  Overall, currency valuation risk is considered minimal; however, as of March 31, 2005 the Company did have currency hedges in place with a total notional amount of $4.9 million for the purpose of hedging cash flow risk associated with certain customer payment schedules.  Approximately 12% of the Company’s revenues for the three months ended March 31, 2005 are in currencies other than the U.S. dollar.

Item 4. Controls and Procedures

(a) Under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation and as of March 31, 2005, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective.

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

Carlisle Companies Incorporated

Date: May 6, 2005	By:	/s/ Carol P. Lowe
	Name:	Carol P. Lowe
	Title:	Vice President and Chief Financial Officer