Form 10-Q
period 2005-06-30
CARLISLE COMPANIES INC
filed 2005-08-04
CIK 790051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

Yes ☒   No ☐

Shares of common stock outstanding at August 1, 2005: 30,664,639

Carlisle Companies Incorporated

Condensed Consolidated Statements of Earnings and Comprehensive Income
For the Three and Six Months ended June 30, 2005 and 2004
(dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004*	2005	2004*
Net Sales	$645,946	$590,319	$1,238,274	$1,093,525

Cost and expenses:
Cost of goods sold	516,267	468,641	990,872	871,380
Selling and administrative expenses	60,496	55,699	120,319	110,340
Research and development expenses	4,166	4,110	8,368	8,244
Other (income) expense, net	(4,794)	(2,480)	312	1,036
Earnings before interest and income taxes	69,811	64,349	118,403	102,525
Interest expense, net	4,397	4,244	8,601	7,845
Earnings before income taxes	65,414	60,105	109,802	94,680
Income tax expense	21,097	19,426	35,413	30,677
Income from continuing operations, net of tax	44,317	40,679	74,389	64,003

Discontinued operations:
Loss from discontinued operations	(15,400)	(4,759)	(18,283)	(4,183)
Income tax benefit	(5,762)	(1,439)	(6,828)	(1,264)
Loss from discontinued operations, net of tax	(9,638)	(3,320)	(11,455)	(2,919)
Net Income	34,679	37,359	62,934	61,084

Other comprehensive (loss) income
Foreign currency translation, net of tax	(4,812)	467	(11,977)	202
(Loss) gain on hedging activities, net of tax	(3,563)	127	(3,629)	(74)
Other comprehensive (loss) income	(8,375)	594	(15,606)	128
Comprehensive income	$26,304	$37,953	$47,328	$61,212

Earnings per share - basic
Income from continuing operations	$1.43	$1.31	$2.40	$2.06
Loss from discontinued operations, net of tax	(0.31)	(0.11)	(0.37)	(0.09)
Earnings per share - basic	$1.12	$1.20	$2.03	$1.97

Earnings per share - diluted
Income from continuing operations	$1.41	$1.30	$2.37	$2.05
Loss from discontinued operations, net of tax	(0.30)	(0.11)	(0.36)	(0.10)
Earnings per share - diluted	$1.11	$1.19	$2.01	$1.95

Weighted average common shares outstanding
Basic	30,977	31,020	30,960	30,996
Effect of dilutive stock options and restricted stock	358	316	380	313
Diluted	31,335	31,336	31,340	31,309

Dividends declared and paid per share	$0.230	$0.220	$0.460	$0.440

* 2004 figures have been revised to reflect discontinued operations.  See notes 2 and 6.

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

Carlisle Companies Incorporated

Condensed Consolidated Balance Sheets
June 30, 2005 and December 31, 2004
(Dollars in thousands)

	June 30, 2005	December 31, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$36,897	$25,018
Receivables, less allowance of $6,256 in 2005 and $6,249 in 2004	232,235	227,423
Inventories	368,971	315,528
Deferred income taxes	30,175	28,765
Prepaid expenses and other current assets	37,422	39,080
Current assets held for sale	58,217	16,455
Total current assets	763,917	652,269

Property, plant and equipment, net of accumulated depreciation of $458,835 in 2005 and $437,503 in 2004	431,175	409,704

Other assets:
Goodwill, net	289,167	291,271
Patents and other intangible assets, net	6,592	7,349
Investments and advances to affiliates	70,355	85,804
Notes receivable and other assets	4,070	4,310
Non-current assets held for sale	39,627	50,534
Total other assets	409,811	439,268

TOTAL ASSETS	$1,604,903	$1,501,241

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt, including current maturities	$100,200	$59,990
Accounts payable	169,973	167,950
Accrued expenses	133,724	117,590
Deferred revenue	12,710	12,783
Current liabilities associated with assets held for sale	22,785	25,709
Total current liabilities	439,392	384,022

Long-term liabilities:
Long-term debt	283,383	259,554
Deferred revenue	70,491	68,828
Other long-term liabilities	88,881	88,380
Non-current liabilities associated with assets held for sale	2,064	1,970
Total long-term liabilities	444,819	418,732

Shareholders’ equity:
Preferred stock, $1 par value. Authorized and unissued 5,000,000 shares	—	—
Common stock, $1 par value. Authorized 100,000,000 shares; 39,330,624 shares issued; 30,792,494 outstanding in 2005 and 30,896,431 in 2004	39,331	39,331
Additional paid-in capital	51,011	46,190
Unearned compensation - includes restricted shares of 105,845 in 2005 and 70,055 in 2004	(4,066)	(2,289)
Cost of shares in treasury - 8,432,285 shares in 2005 and 8,364,138 shares in 2004	(143,910)	(130,045)
Accumulated other comprehensive income	(5,472)	10,132
Retained earnings	783,798	735,168
Total shareholders’ equity	720,692	698,487

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,604,903	$1,501,241

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

Carlisle Companies Incorporated

Condensed Consolidated Statements of Cash Flows
Six Months ended June 30, 2005 and 2004
(Dollars in thousands)
(Unaudited)

	June 30,
	2005	2004*
Operating activities
Net income	$62,934	$61,084
Reconciliation of net income to cash flows from operating activities:
Loss from discontinued operations, net of tax	11,455	2,919
Depreciation	27,637	25,827
Amortization	672	703
Earnings in equity investments	3,141	2,780
Gain on investments, property and equipment, net	(2,031)	(1,741)
Deferred taxes	(1,143)	1,654
Foreign exchange loss	418	—
Changes in assets and liabilities, excluding effects of acquisitions and divestitures:
Current and long-term receivables	(46,629)	(80,971)
Receivables under securitization program	—	38,000
Inventories	(54,339)	(19,818)
Accounts payable and accrued expenses	13,775	26,737
Income taxes	1,369	(5,041)
Long-term liabilities	2,139	756
Other operating activities	614	736
Net cash provided by operating activities	20,012	53,625

Investing activities
Capital expenditures	(52,205)	(34,788)
Acquisitions, net of cash	—	(32,230)
Proceeds from investments, property and equipment	4,215	13,912
Other investing activities	769	245
Net cash used in investing activities	(47,221)	(52,861)

Financing activities
Net change in short-term borrowings and revolving credit lines	66,345	171
Reductions of long-term debt and industrial development and revenue bonds	(390)	(1,965)
Dividends	(14,304)	(13,669)
Treasury shares and stock options, net	(11,729)	3,358
Net cash provided by (used in) financing activities	39,922	(12,105)

Net cash used in discontinued operations	(656)	(335)

Effect of exchange rate changes on cash	(178)	(99)
Change in cash and cash equivalents	11,879	(11,775)
Cash and cash equivalents
Beginning of period	25,018	23,361
End of period	$36,897	$11,586

* 2004 figures have been reclassified to reflect cash flows from discontinued operations.  See Notes 2 and 6.

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

Notes to Unaudited Condensed Consolidated Financial Statements

Three and Six months Ended June 30, 2005 and 2004

(1)         Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Carlisle Companies Incorporated and its wholly-owned subsidiaries (together, the “Company”).  Intercompany transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with Article 10-01 of Regulation S-X of the Securities and Exchange Commission and, as such, do not include all information required by generally accepted accounting principles for annual financial statements. However, in the opinion of the Company, these financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial statements for the interim periods presented herein.  Results of operations for the three and six months ended June 30, 2005, are not necessarily indicative of the operating results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company’s 2004 Annual Report to Shareholders and 2004 Form 10-K.

(2)         Reclassifications

Certain reclassifications have been made to prior year’s information to conform to the current year’s presentation.  The Condensed Consolidated Statements of Earnings and Comprehensive Income and Condensed Consolidated Statements of Cash Flows have been revised to reflect the effects of discontinued operations.  Segment information presented in Note 15 has also been revised from prior year’s presentation to reflect discontinued operations and assets held for sale.  See Note 6 for more detail regarding these operations.

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

The Company is required to adopt this standard as of January 1, 2006 and will elect to expense its share-based awards using the modified prospective method as provided by SFAS 123(R).  This method requires the expensing of share-based awards issued on or after the date of adoption as well as the unvested portion of awards issued before the date of adoption.  The Company is currently evaluating alternatives for measuring the fair value of new awards.  The pretax amount of unvested awards as calculated under the Black-Scholes method as of June 30, 2005 to be expensed upon adoption is $0.7 million in 2006 and less than $0.1 million in 2007.  As previously discussed, the Company has not yet determined the methodology it will use in estimating fair value of new awards; however, it expects the expense per option granted to be lower than that presented in current pro-forma disclosures under SFAS 123.

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

In December 2004, FASB also issued FASB Staff Position FAS 109-2 (“FSP 109-2”), Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (the “Act”).  FSP 109-2 provides guidance under FASB Statement No. 109, Accounting for Income Taxes (“SFAS 109”), with respect to recording the potential impact of the repatriation provisions of the Act on income tax expense and deferred tax liability.  FSP 109-2 permits an enterprise time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. The Company has not yet completed its evaluation of the impact of the repatriation provisions and accordingly has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Act.  At this time, the Company does not anticipate significant repatriation of foreign earnings in 2005.

In June 2005, FASB issued Statement of Financial Accounting Standard No. 154 (“SFAS 154”), Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle.  This statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Retrospective application is defined by the statement as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity.  This statement also requires that a change in the depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle.  SFAS 154 is effective for fiscal years beginning after December 15, 2005 and is required to be adopted by the Company as of January 1, 2006.

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

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands (except per share data)	2005	2004	2005	2004
Net Income, as reported	$34,679	$37,359	$62,934	$61,084
Less: Total stock-based employee compensation expense determined under fair value method for all awards net of related tax effects	(446)	(389)	(1,586)	(1,394)
Proforma net income	$34,233	$36,970	$61,348	$59,690

Basic EPS (as reported)	$1.12	$1.20	$2.03	$1.97
Basic EPS (proforma)	$1.11	$1.19	$1.98	$1.93

Diluted EPS (as reported)	$1.11	$1.19	$2.01	$1.95
Diluted EPS (proforma)	$1.09	$1.18	$1.96	$1.91

The proforma effect includes only the vested portion of options.  Options vest over a two-year period.  Compensation expense was estimated using the Black-Scholes model utilizing the following assumptions:

	2005	2004
Expected dividend yield	1.4%	1.6%
Expected life in years	7	7
Expected volatility	28.3%	29.3%
Risk-free interest rate	3.9%	3.8%
Weighted average fair value	$20.80	$18.28

(5)         Acquisitions

On June 30, 2004, the Company acquired the specialty tire and wheel business of Trintex Corporation for $32.5 million.  The operating results of Trintex Corporation since the acquisition are included in the Industrial Components segment.  The Company has completed the allocation of purchase price among the acquired assets and liabilities assumed, resulting in goodwill of $24.9 million. Allocations among other major asset and liability classes were not material.  The purchase agreement contains an earnout provision based on operating performance over the next four years.   Any future amounts payable under this provision will be treated as a portion of the purchase price and allocated to goodwill.

(6)         Discontinued Operations and Assets Held for Sale

In ongoing efforts during 2004 to streamline its businesses, the Company identified its Automotive Components segment and two operations it plans to exit. The Automotive Components segment consists entirely of Carlisle Engineered Products.  The two operations included the plastic components operation of Carlisle Tire & Wheel Company in the Industrial Components segment and the pottery business of Carlisle FoodService in the General Industry segment.  During the three months ended June 30, 2005, the Company completed the sale of the plastic components operation of Carlisle Tire & Wheel Company and the pottery business of Carlisle FoodService, which resulted in a loss of $1.1 million.  The Company recorded a $13.0 million impairment charge on the fixed assets of the automotive components business in the second quarter of 2005.  The impairment represents management’s assessment of the current fair value of this business as of June 30, 2005 based on a discounted cash flow analysis.  The Company is actively marketing this business and expects to complete the sale in 2005.  The ultimate loss on the discontinuance of the Automotive Components segment will be determined upon its sale or other disposition.

Total assets held for sale by segment at June 30 were as follows:

In thousands	June 30, 2005	December 31, 2004
Assets held for sale by segment:
Automotive Components	$97,844	$64,352
Industrial Components	—	477
General Industry	—	2,160
Total assets held for sale	$97,844	$66,989

The major classes of assets and liabilities held for sale at June 30 included in the Company’s Condensed Consolidated Balance Sheets were as follows:

In thousands	June 30, 2005	December 31, 2004
Assets held for sale:
Receivables	$40,204	$66
Inventories	8,680	9,743
Prepaid expenses and other current assets	9,333	6,646
Total current assets held for sale	58,217	16,455
Property, plant and equipment, net	38,661	48,841
Notes receivable and other assets	645	645
Investments and advances to affiliates	321	1,048
Total assets held for sale	$97,844	$66,989

Liabilities associated with assets held for sale:
Accounts payable	$18,894	$21,685
Accrued expenses	3,891	4,024
Total current liabilities associated with assets held for sale	22,785	25,709
Other long-term liabilities	2,064	1,970
Total liabilities associated with assets held for sale	$24,849	$27,679

The increase in Receivables in 2005 from 2004 was due to the withdrawal of the discontinued operations from the accounts receivable securitization program during 2005.

Net sales and (loss) income before income taxes from discontinued operations by segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2005	2004	2005	2004
Net sales:
Automotive Components	$51,671	$55,075	$102,993	$110,188
Industrial Components	—	2,185	—	5,773
General Industry	108	438	245	845
Net sales from discontinued operations	$51,779	$57,698	$103,238	$116,806
(Loss) income before income taxes
Automotive Components	$(14,142)	$(2,162)	$(16,422)	$259
Industrial Components	(56)	(2,071)	(381)	(3,263)
General Industry	(1,202)	(526)	(1,480)	(1,179)
Loss before income taxes from discontinued operations	$(15,400)	$(4,759)	$(18,283)	$(4,183)

(7)         Exit and Disposal Activities

On March 29, 2005, Carlisle Power Transmission, reported in the Industrial Components segment, announced plans to close its plant in Red Wing, Minnesota.  Total costs to exit this facility are estimated at $1.7 million and consist primarily of termination benefits and costs to relocate equipment from the Red Wing facility to other manufacturing locations.  Exit costs of $0.6 million were incurred during the three months ended June 30, 2005.  Exit and disposal costs of $0.5 million were also recorded at Carlisle FoodService, reported in the General Industry segment, related to the consolidation of a brush manufacturing operation located in California into an existing facility located in Georgia.

Exit and disposal activities for 2004 were approximately $0.6 million for the General Industry segment and $0.1 million for the Industrial Components segment. Exit and disposal costs within the General Industry segment were associated with the consolidation of the Flo-Pac operations, acquired in May 2003, into Carlisle FoodService, as well as the relocation of a textile operation within the Carlisle FoodService organization.  In the Industrial Components segment, exit and disposal costs were related to the consolidation of the management teams of Carlisle Tire & Wheel Company and Carlisle Power Transmission initiated in 2003.  Liabilities associated with these activities were substantially paid during 2004.

(8)         Inventories

The components of inventories are as follows:

In thousands	June 30, 2005	December 31, 2004
FIFO (approximates current costs):
Finished goods	$243,582	$212,743
Work in process	39,632	31,923
Raw materials	122,461	104,554
	405,675	349,220
Excess FIFO cost over LIFO value	(28,024)	(23,949)
Inventories associated with assets held for sale	(8,680)	(9,743)
Inventories	$368,971	$315,528

(9)         Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2005 are as follows:

In thousands	Industrial Components	Construction Materials	Specialty Products	General Industry	Total
Balance as of January 1, 2005	$155,762	$32,935	$923	$101,651	$291,271
Goodwill acquired during year	—	—	—	478	478
Purchase accounting adjustments	(395)	—	—	—	(395)
Currency translation	(36)	(722)	(7)	(1,422)	(2,187)
Balance as of June 30, 2005	$155,331	$32,213	$916	$100,707	$289,167

The Company’s other intangible assets as of June 30, 2005 are as follows:

In thousands	Acquired Cost	Accumulated Amortization	Net Carrying Value
Assets subject to amortization
Patents	$9,390	$(7,684)	$1,706
Software licenses	1,800	(986)	814
Other	10,390	(10,318)	72
Assets not subject to amortization
Trademarks	4,000	—	4,000
	$25,580	$(18,988)	$6,592

Estimated amortization expense for each of the next five years is as follows: $0.2 million remaining in 2005, $0.5 million in 2006, $0.5 million in 2007, $0.4 million in 2008, and $0.2 million in 2009.

(10)  Retirement Plans and Other Postretirement Benefits

Components of net periodic benefit cost are as follows:

	Pension Benefits				Post-retirement Medical
	Three Months Ended June		Six months ended June		Three Months Ended		Six months ended June
	30,		30,		June 30,		30,
In thousands	2005	2004	2005	2004	2005	2004	2005	2004
Service costs	$1,622	$1,403	$3,243	$2,806	$1	$1	$2	$2
Discretionary credit	—	179	—	358	—	—	—	—
Interest cost	2,382	2,456	4,763	4,912	171	182	341	364
Expected return on plan assets	(2,587)	(2,511)	(5,175)	(5,022)	—	—	—	—
Amortization of :
Net actuarial loss	93	134	185	268	37	29	74	57
Prior service costs	(56)	(58)	(111)	(116)	—	—	—	—
Unrecognized net obligation	—	—	—	—	55	55	110	110
Net periodic benefit costs	$1,454	$1,603	$2,905	$3,206	$264	$267	$527	$533

The Company previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $5.2 million to its pension plans in 2005.  The Company subsequently revised this estimate to $5.8 million.  To date, $2.1 million has been contributed to the plans and additional minimum contributions of $3.7 million are expected for the remainder of 2005.

The Company maintains defined contribution plans to which it has contributed $5.0 million during the six months ended June 30, 2005.  Full year contributions are expected to approximate $10.0 million.

(11)  Other Long-Term Liabilities

The components of other long-term liabilities are as follows:

In thousands	June 30 2005	December 31 2004
Pension and other post-retirement obligations	$48,236	$47,795
Deferred taxes	31,671	36,465
Long-term warranty obligations	3,792	3,302
Other	7,246	2,788
Non-current liabilities associated with assets held for sale	(2,064)	(1,970)
Other long-term liabilities	$88,881	$88,380

(12)  Borrowings

On June 9, 2005, the Company replaced its three-year $250.0 million syndicated revolving credit facility with a five-year $300.0 million revolving credit facility (the “2005 Facility”).  The 2005 Facility provides for grid-based interest pricing based on the credit rating of the Company’s senior unsecured bank or other unsecured senior debt and the Company’s utilization of the 2005 Facility.  The 2005 Facility requires the Company to meet various restrictive covenants and limitations including minimum consolidated total leverage and minimum consolidated net worth ratios, all of which were complied with as of June 30, 2005.

(13)  Commitments and Contingencies

The Company is obligated under various noncancelable operating leases for certain facilities and equipment.  Future minimum lease payments under these arrangements in each of the next five years are approximately $9.6 million remaining in 2005, $15.3 million in 2006, $12.9 million in 2007, $9.6 million in 2008, $8.2 million in 2009, and $37.3 million thereafter.

At June 30, 2005, letters of credit amounting to $45.7 million were outstanding, primarily to provide security under insurance arrangements and certain borrowings.

The Company has financial guarantee lines in place for certain of its operations in Asia and Europe to facilitate working capital needs, customer performance and payment and warranty obligations.  At June 30, 2005, the Company had issued guarantees of $12.3 million, of which $9.6 million represents amounts recorded in current liabilities.  The fair value of these guarantees is estimated to equal the amount of the guarantees at June 30, 2005, due to their short-term nature.

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

In thousands	2005	2004
Beginning reserve at December 31	$8,517	$9,242
Current year provision	6,409	6,393
Current year claims	(6,473)	(6,744)
Ending reserve at June 30	$8,453	$8,891

The amount of extended product warranty revenues recognized was $3.4 million and $6.7 million for the three and six-months ended June 30, 2005, respectively, and $3.5 million and $6.8 million for the three and six months ended June 30, 2004, respectively.

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

The Company may be involved in various legal actions from time to time arising in the normal course of business.  In the opinion of management, the ultimate outcome of such litigation will not have a material adverse effect on the consolidated financial position of the Company, but may have a material impact on the Company’s results of operations for a particular period.  During the three and six months ended June 30, 2005, the Company received proceeds of $3.6 million, net of legal fees, from the favorable resolution of certain legal actions initiated by the Company.  These proceeds were included in Other (income) expense, net.

(14)  Derivative Instruments and Hedging Activities

The Company is exposed to the impact of changes in interest rates and market values of its debt instruments, changes in raw material prices and foreign currency fluctuations.  From time to time, the Company may manage its interest rate exposure through the use of treasury lock contracts and interest rate swaps to reduce volatility of cash flows, impact on earnings and to lower its cost of capital.

On June 15, 2005, the Company entered into treasury lock contracts with a notional amount of $150.0 million to hedge the cash flow variability on forecasted debt interest payments associated with changes in interest rates.  These contracts have been designated as cash flow hedges and were deemed effective at the origination date and as of June 30, 2005.  The valuation of these contracts as of June 30, 2005 resulted in a liability of $5.3 million, included in Other long-term liabilities on the Company’s Condensed Consolidated Balance Sheet.

In April 2005, the Company terminated certain interest rate swaps with a notional amount of $75.0 million that hedged the market risk associated with the Company’s fixed rate debt. The termination of those contracts, which were designated as fair value hedges, resulted in a loss of $1.4 million, which will be amortized to interest expense until January 2007, the original termination date of the swap.

There were no interest rate swaps in place as of June 30, 2005. At June 30, 2004, the Company had in place interest rate swaps with a notional amount of $75.0 million that were designated as fair value hedges.

On June 30, 2005, the Company executed certain currency hedges with a total notional amount of $2.3 million.  These currency contracts serve to hedge the Company’s cash flow risk associated with certain customer payment schedules.  At June 30, 2005, the Company had currency hedges, designated as cash flow hedges, with a total notional amount of $6.8 million.  The fair value position of these contracts as of June 30, 2005 resulted in a net liability of $0.4 million.

(15)  Segment Information

Sales, earnings before interest and income taxes (“EBIT”) and assets for continuing operations by reportable business segment is included in the following summary:

Three Months Ended June 30, In thousands	2005			2004*
	Sales	EBIT	EBIT % Sales	Sales	EBIT	EBIT % Sales
Industrial Components	$209,228	$19,845	9.5%	$195,407	$21,888	11.2%
Construction Materials	227,918	38,804	17.0%	187,525	28,011	14.9%
Transportation Products	51,275	6,670	13.0%	40,023	2,551	6.4%
Specialty Products	38,735	3,498	9.0%	37,669	4,105	10.9%
General Industry (All other)	118,790	9,001	7.6%	129,695	12,215	9.4%
Corporate	—	(8,007)	—	—	(4,421)	—
	$645,946	$69,811	10.8%	$590,319	$64,349	10.9%

Six Months Ended June 30, In thousands	2005			2004*
	Sales	EBIT	Assets	Sales	EBIT	Assets
Industrial Components	$431,259	$44,558	$545,830	$387,591	$44,636	$494,482
Construction Materials	399,441	53,448	388,874	310,326	34,566	326,039
Transportation Products	91,430	10,579	53,226	72,664	3,481	56,286
Specialty Products	76,372	7,358	80,986	69,447	6,505	83,622
General Industry (All other)	239,772	17,601	361,697	253,497	21,926	364,325
Corporate	—	(15,141)	76,446	—	(8,589)	75,633
	$1,238,274	$118,403	$1,507,059	$1,093,525	$102,525	$1,400,387

* 2004 has been revised to exclude discontinued operations

A reconciliation of assets reported above to total assets is as follows:

June 30, 2005
Assets per table above	$1,507,059
Assets held for sale of discontinued operations	97,844
Total Assets	$1,604,903

Net sales and EBIT are generally higher in the first half of the year for the Industrial Components segment due to peak sales volumes in the outdoor equipment market.  As well, in the Construction Materials segment, net sales and EBIT are generally higher in the second and third quarters due to increased construction activity during these periods.

(16)  Subsequent Event

On July 15, 2005, the Company signed a definitive agreement to acquire 100% of the heavy-duty brake lining and brake shoe assembly assets of Zhejiang Kete (“Kete”) located in Hangzhou, China for approximately $36.0 million.  Kete will be under the management direction of Carlisle Motion Control, which is included in the Specialty Products segment.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Executive Overview

Carlisle Companies Incorporated (“Carlisle” or the “Company”) is a diversified manufacturing company focused on achieving profitable growth internally through new product development and product line extensions, and externally through acquisitions that complement the Company’s existing technologies, products and markets.  The Company has twelve operating companies and more than 13,000 employees serving a variety of niche markets.  While Carlisle has offshore manufacturing operations, the markets served by the Company are primarily in North America.  Management focuses on continued year over year improvement in sales and earnings, return on capital employed and return on shareholders’ equity.  Resources are allocated among the Company’s businesses based on management’s assessment of their ability to obtain leadership positions in the markets they serve.

Net sales for the three months ended June 30, 2005 were 9% higher than for the three months ended June 30, 2004.  An increase in demand and selling prices contributed to growth in the Construction Materials and Transportation Products segments.  Acquisitions accounted for more than half of the increase in the Industrial Components segment, more than offsetting softness in the lawn and garden market.  Net sales were negatively impacted in the current year quarter due to an ongoing labor dispute occurring at Johnson Truck Bodies within the General Industry segment.  Income from continuing operations improved 9% from the second quarter of 2004 to the second quarter of 2005.  Improved profitability in the Construction Materials and Transportation Products segments were partially offset by higher corporate expenses and lower earnings in the General Industry, Industrial Components and Specialty Products segments.

Net sales for the six months ended June 30, 2005 grew 13% over the six months ended June 30, 2004.  The strongest growth occurred in the Construction Materials, Industrial Components and Transportation Products segments, and resulted from a combination of increased demand and higher selling prices, and to a lesser extent from acquisitions and the favorable impact of changes in foreign currency exchange rates.  The aforementioned labor dispute at Johnson Truck Bodies resulted in lower year-over-year net sales for the General Industry segment and partially offset growth in all other segments.  Income from continuing operations in the first half of 2005 improved 16% from the first half of 2004.  Overall, higher sales volumes and selling price increases necessary to cover the continued rise in raw material costs contributed to the improved performance; however, increased freight costs, sales of lower margin product, reduced production in some of the Company’s business units and higher corporate expenses had a negative impact on year-over-year results.  Also impacting results for the current quarter and six-month period were foreign exchange losses on subsidiary debt, which had a negative impact of $0.02 and $0.03 per diluted share, respectively.  Favorably impacting results for the three and six months ended June 30, 2005 was a gain of $0.08 per diluted share for proceeds received from certain legal actions initiated by the Company.

Sales and Earnings

Consolidated

Net sales for the three months ended June 30, 2005 were $645.9 million, a $55.6 million, or 9%, improvement over net sales of $590.3 million reported for the three months ended June 30, 2004.  Organic growth (defined as the increase in net sales excluding the impact of acquisitions and divestitures within the last twelve months as well as the impact of changes in foreign exchange rates), primarily in the Construction Materials and Transportation Products segments, accounted for 81% of the improvement, while acquisitions and the favorable impact of changes in foreign currency exchange rates accounted for 13% and 6%, respectively.

Earnings before interest and income taxes (“EBIT”) of $69.8 million for the quarter ended June 30, 2005 represented a $5.5 million, or 9%, improvement over EBIT of $64.3 million recorded in the same period last year.   The Company recognized higher EBIT in the Construction Materials and Transportation Products segments, but recorded lower EBIT in the General Industry, Industrial Components and Specialty Products segments.  Higher corporate expenses, resulting primarily from foreign exchange losses on subsidiary loans, higher fees associated with an increase in the utilization of the securitization program, and an increase in fees related to compliance with the Sarbanes-Oxley Act had a negative impact on quarter results.  Corporate expenses for the second quarter of 2005 also compared negatively with 2004 as prior year expenses were lower on adjustments for certain legal reserves based on actual claims experience.  Favorably impacting results in the second quarter of 2005 was a $3.6 million pre-tax gain resulting from proceeds received from the aforementioned legal actions as well as a $1.3 million gain on the sale of property in the Construction Materials segment.  The impact of changes in foreign currency exchange rates on EBIT was negligible.  Income from continuing operations was $44.3 million, or $1.41 per diluted share, in the second quarter of 2005, $3.6 million, or 9%, higher than $40.7 million, or $1.30 per diluted share, recognized in the 2004 period.  Net income was $34.7 million, or $1.11 per diluted share, a 7% decline compared to net income in the second quarter of 2004 of $37.4 million, or $1.19 per diluted share.  Included in net income for the current three month period was an after-tax impairment charge of $8.2 million, or $0.26 per diluted share, taken on the fixed assets of the Company’s discontinued automotive components operations.

Net sales were $1.24 billion for the six months ended June 30, 2005, an increase of 13%, from net sales of $1.09 billion in the first six months of 2004.  Strong organic growth, primarily in the Construction Materials, Industrial Components and Transportation Products segments, contributed $121.6 million representing 84% of the improvement.  Acquisitions accounted for $17.5 million, while changes in foreign currency exchange rates had a favorable $5.7 million impact as compared to the prior year.

EBIT was $118.4 million in the first six months of 2005, a 16%, improvement over prior year EBIT of $102.5 million.  The Construction Materials and Transportation Products segments recorded higher EBIT as compared to last year, driven by higher sales volumes and selling prices.  Contributing to the favorable year-over-year results was a $3.6 million gain recorded during the second quarter of this year reflecting proceeds from certain legal actions.  EBIT was negatively impacted by the previously discussed labor dispute, and higher corporate expenses.  Corporate expenses were higher than the prior year primarily as a result of foreign currency exchange losses recorded on subsidiary debt, an increase in the utilization of the Company’s securitization program and higher professional fees related to compliance with the Sarbanes-Oxley Act.  Included in corporate expenses for the six months ended June 30, 2004 were gains resulting from the favorable settlement of certain product liability claims and favorable adjustments to insurance reserves, which contributed to the negative results as compared to last year.  The impact of changes in foreign currency exchange rates on EBIT was negligible.  Income from continuing operations of $74.4 million, or $2.37 per diluted share, for the six months ended June 30, 2005 represented a 16% improvement over $64.0 million, or $2.05 per diluted share, in the first six months of 2004.  Net income was $62.9 million, or $2.01 per diluted share, in the first half of 2005 as compared with net income of $61.1 million, or $1.95 per diluted share in the first six months of 2004.   Net income in the current year included an $8.2 million after-tax impairment charge on the fixed assets of the automotive components operations.

Operating Segments

The following table summarizes segment net sales and EBIT from continuing operations.  The amounts for each segment should be referred to in conjunction with the applicable discussion that follows.

	Three Months Ended		Increase		Six Months Ended		Increase
In thousands, except percentages	June 30,		(Decrease)		June 30,		(Decrease)
	2005	2004*	Amount	Percent	2005	2004*	Amount	Percent
Net Sales
Industrial Components	$209,228	$195,407	$13,821	7.1%	$431,259	$387,591	$43,668	11.3%
Construction Materials	227,918	187,525	40,393	21.5%	399,441	310,326	89,115	28.7%
Transportation Products	51,275	40,023	11,252	28.1%	91,430	72,664	18,766	25.8%
Specialty Products	38,735	37,669	1,066	2.8%	76,372	69,447	6,925	10.0%
General Industry (All other)	118,790	129,695	(10,905)	-8.4%	239,772	253,497	(13,725)	-5.4%
Corporate	—	—	—	—	—	—	—	—
	$645,946	$590,319	$55,627	9.4%	$1,238,274	$1,093,525	$144,749	13.2%

Earnings Before Interest and Income Taxes
Industrial Components	$19,845	$21,888	$(2,043)	-9.3%	$44,558	$44,636	$(78)	-0.2%
Construction Materials	38,804	28,011	10,793	38.5%	53,448	34,566	18,882	54.6%
Transportation Products	6,670	2,551	4,119	161.5%	10,579	3,481	7,098	203.9%
Specialty Products	3,498	4,105	(607)	-14.8%	7,358	6,505	853	13.1%
General Industry (All other)	9,001	12,215	(3,214)	-26.3%	17,601	21,926	(4,325)	-19.7%
Corporate	(8,007)	(4,421)	(3,586)	-81.1%	(15,141)	(8,589)	(6,552)	-76.3%
	$69,811	$64,349	$5,462	8.5%	$118,403	$102,525	$15,878	15.5%

* 2004 has been revised to exclude discontinued operations

Industrial Components

Net sales in the Industrial Components segment were $209.2 million for the three months ended June 30, 2005, a 7% improvement over the same period one year ago.  Impacting sales for the current-year quarter was the favorable impact of changes in foreign currency exchange rates, which contributed $1.5 million to the results compared to last year.  Organic growth represented 35% of the improvement over last year.  Higher sales in the replacement, ATV and commercial power equipment markets within the tire and wheel business more than offset relatively soft demand in the lawn and garden and styled wheel markets.  The soft lawn and garden market also contributed to lower sales in the power transmission belt business as compared to last year.  The acquisition of Trintex, a specialty semi-pneumatic tire and wheel business acquired in June 2004, accounted for slightly more than half of the growth in this segment.  Net sales for the six months ended June 30, 2005 were $431.3 million, an 11% growth over the prior year.  Organic growth contributed slightly more than half of the improvement, reflecting higher tire and wheel sales in the ATV and replacement markets.  Higher demand in the lawn and garden market during the first three months was mostly offset by weakening in the second quarter.  Power transmission belt sales declined year-over-year.  Higher sales to original equipment manufacturers in the agricultural and recreational markets were offset by weak demand in the lawn and garden market and lower sales in the distribution market.

Segment EBIT for the three months ended June 30, 2005 of $19.8 million, represented a 9% reduction from EBIT recognized in the second quarter of 2004.  EBIT for the six months ended June 30, 2005 remained essentially unchanged from the prior year.  Included in the current year three and six-month periods was a $3.6 million gain recognized from proceeds associated with certain legal actions.  Selling price increases were successful in offsetting higher raw material costs in the three and six-month periods; however lower demand for higher-margin styled wheels, weakening second-quarter demand in the lawn and garden market, as well as increased utility costs, freight costs, and employee benefits were the primary drivers of the lower earnings for the quarter and flat earnings for the six-month period.  Lower demand in these markets has contributed to increased inventories in this segment.  Due to the relatively high levels of inventories on hand, production has been scaled back at several locations.  If demand continues to remain weak, lower production levels could be maintained in an effort to reduce inventories to more acceptable levels, which could place negative pressure on future results.  Net sales and EBIT are generally higher in the first half of the year due to peak sales volumes in the outdoor power equipment market.

In the first quarter of 2005, the Company announced plans to close its power transmission belt plant in Red Wing, Minnesota.  The closure is an effort to reduce operating expenses by optimizing capacity utilization in other production facilities.  Total expenses related to these activities are expected to approximate $1.7 million and be completed by the end of 2005.  In the second quarter of 2005, $0.6 million of expenses were incurred, primarily related to termination benefits.

Construction Materials

Net sales in the Construction Materials segment grew to $227.9 million in the second quarter of 2005, up 22% from the quarter ended June 30, 2004, while net sales for the six months ended June 30, 2005 grew 29%, to $399.4 million from $310.3 million recorded last year.  The three and six month results reflect increased demand and higher selling prices across most product lines.  Higher sales of insulation and domestic roofing EPDM and TPO and accessories were the largest contributors to the improvement.

Segment EBIT improved 39% from $28.0 million in the second quarter of 2004 to $38.8 million in the second quarter of 2005.  For the six-month period, EBIT grew 55%, up from $34.6 million in 2004 to $53.4 million in 2005.  Higher sales volumes and selling prices more than offset higher raw material costs and unfavorable product mix.  Included in segment earnings for the three months ended June 30, 2005 was $0.6 million of equity income related to the Company’s 25% minority share in its European joint venture, Icopal.  This compares to $1.2 million recognized in the same 2004 period.  The current year six-month period reflects a loss of $3.6 million related to Icopal as compared to a $2.9 million loss recorded for the six months ended June 30, 2004.  Included in the results for the three and six-month periods ending June 30, 2005 was a $1.3 million gain recorded from the receipt of insurance proceeds related to a fire at a small coatings and waterproofing plant that occurred in 2002, as well as a gain of $1.3 million recognized on the sale of property.  Results for the 2004 three and six-month periods included a gain of $1.9 million also related to insurance proceeds.

Net sales and EBIT are generally higher for this segment in the second and third quarters of the year due to increased construction activity during these periods; however, there are uncertainties as to future demand and the impact lower demand may have on selling prices.  Earnings could also be impacted by a continued rise in the cost of raw materials, placing pressure on future results.

Transportation Products

Net sales in the Transportation Products segment grew by $11.3 million, or 28%, in the three months ended June 30, 2005 as compared to the same period last year, and $18.8 million, or 26% for the six months ended June 30, 2005.  Sales were up substantially in all product lines in both three and six-month periods, led by growth in the construction and material hauling markets.  An increase in sales of hydraulic detachable trailers was the primary driver for the growth in the construction market, while higher sales of pneumatic bulk tanks and construction live-bottoms were responsible for the improvement in the material hauling market.  Higher sales overall were the result of a combination of an increase in selling prices, a more favorable product mix and increased volume.

EBIT was up significantly in both the three and six month-periods ended June 30, 2005 as compared to the same periods in 2004.  Higher selling prices as well as favorable absorption of overhead costs driven by increased demand were the primary contributors to the improvement.  While demand remained strong throughout the first half of 2005 and backlog remains robust going into the third quarter, it is uncertain how long demand will hold at these historic levels.

Specialty Products

Sales in the Specialty Products segment grew at a modest 3% in the second quarter of 2005 as compared to the second quarter of 2004, but combined with a stronger first quarter to generate 10% growth in the first half of 2005 as compared to 2004.  Sales of industrial braking systems were up in the second quarter this year over the prior year, reflecting higher demand and selling prices, but were partially offset by lower sales of heavy friction blocks and relined brake shoes, due to lower demand on increased selling prices.  On a year-over-year basis, sales were higher in nearly all product lines reflecting strong demand and, to a lesser extent, increased selling prices.

EBIT for the three months ended June 30, 2005 was down 15% from the prior year reflecting production inefficiencies and higher freight costs.  EBIT for the current year six-month period was 13% higher than in the prior year.  Higher sales volumes and a more favorable product mix offset higher raw material costs as compared to the first half of 2004.   Continued increases in raw material costs and higher freight costs could negatively impact future earnings in this segment.

On July 15, 2005, the Company signed a definitive agreement to purchase 100% of the heavy-duty brake lining and brake shoe assembly assets of Zhejing Kete located in Hangzhou, China for approximately $36.0 million.

General Industry (All Other)

Overall, net sales for the businesses reported in General Industry were $10.9 million, or 8%, lower in the second quarter of 2005 as compared to the second quarter of 2004, and $13.7 million, or 5%, lower in the first half of 2005 as compared to 2004.  Overall sales at Carlisle FoodService grew 8% over the second quarter last year and 2% from the first six months of 2004 despite lower sales of sanitary maintenance products.  Sales at Carlisle Systems and Equipment (including Carlisle Process Systems, Carlisle Walker Stainless and CPS Pharma) fell 10% and 5% for the three and six months ended June 30, 2005, respectively, as compared to the same periods last year.  Higher sales in the cheese market resulting from a large project in the southwest United States were more than offset by lower sales at the Company’s European operations.  The most significant event impacting sales in both the three and six-month periods was an ongoing labor dispute at Johnson Truck Bodies, which contributed to lower sales as compared to last year of $9.7 million and $11.5 million as for the three and six-month periods, respectively.

EBIT fell 26% in the quarter and 20% in the first six months of this year compared to last year.  Despite higher sales, earnings at Carlisle FoodService remained essentially flat for the second quarter and fell 8% in the first six months primarily as a result of increased expenses associated with the consolidation of a brush facility acquired in 2003 into existing facilities.  The ongoing labor dispute at Johnson Truck Bodies contributed an unfavorable $3.8 million variance in the second quarter of this year as compared to last year, and six-month year-over-year unfavorable variance of $4.5 million.  Management cannot reasonably estimate the duration of the labor dispute, which could continue to negatively impact future operating results into the third and fourth quarters of 2005.

Discontinued Operations

Losses from discontinued operations, net of tax, were $9.6 million for the quarter ended June 30, 2005, a $6.3 million decline over losses from discontinued operations, net of tax, of $3.3 million recognized in the second quarter of 2004.  For the six months ended June 30, 2005, losses from discontinued operations, net of tax, were $11.4 million, or $8.5 million lower than losses of $2.9 million recorded in 2004.  Results for the second quarter and first six months of 2005 include an after-tax impairment charge of $8.2 million recorded on the fixed assets of the automotive components operations.  The impairment represents management’s assessment of the current fair value of this business as of June 30, 2005 based on a discounted cash flow analysis. The ultimate loss on the discontinuance of the Automotive Components segment will be determined upon its sale or other disposition.

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

On July 15, 2005, the Company signed a definitive agreement to purchase 100% of the heavy-duty brake lining and brake shoe assembly assets of Zhejing Kete (“Kete”) located in Hangzhou, China for approximately $36.0 million.  Kete will be under the management direction of Carlisle Motion Control, which is included in the Specialty Products segment.

Financial Results

Gross margin:   Gross margin (net sales less cost of goods sold expressed as a percent of net sales) for the three months ended June 30, 2005 of 20.1% was slightly below 20.6% recognized in the three months ended June 30, 2004.  For the six months ended June 30, 2005, gross margin of 20.0% was slightly below gross margin of 20.3% in the first six months of last year.  Increased selling prices generally offset higher raw material costs;  however, certain production inefficiencies as well as increased utility and freight costs suppressed gross margins to slightly below 2004 levels for the current quarter.

Selling and administrative expenses:   Selling and administrative expenses (“S&A”) of $60.5 million in the second quarter of 2005 were approximately 9% higher than $55.7 million in the second quarter of 2004.  For the first six-month period, selling and administrative expenses were $120.3 million, or 9%, higher than $110.3 million in the first six months of 2004.  Higher S&A is primarily attributed to variable expenses that fluctuate with sales.  Selling and administrative expenses, as a percent of net sales, were 9.4% in both the second quarter of 2005 and second quarter of 2004.  For the year-to-date period, S&A expenses, as a percent of net sales, were 9.7% in 2005 compared to 10.1% in 2004.  Contributing to the increase in the three and six-month periods were higher corporate expenses, resulting from higher professional fees related to compliance with the Sarbanes-Oxley Act. These costs are estimated to be lower for the full year of 2005 as compared with 2004.

Other (income) expense, net:  Other income, net, in the second quarter of 2005 was $4.8 million, an increase of $2.3 million compared to other income, net, of $2.5 million recorded in the second quarter of 2004.  Included in 2005 results were a gain of $3.6 million on proceeds received from certain legal actions, a $1.3 million gain recognized on the sale of property and a $1.3 million gain recognized on insurance proceeds received from a fire at a small coatings and waterproofing operation that occurred in 2002.  Also included in 2005 results were equity earnings from the Company’s European join venture of $0.6 million.  Offsetting these gains were losses of $1.0 million and $0.9 million associated with fees related to the Company’s securitization program and foreign exchange losses recorded on subsidiary debt, respectively.    Other income in the second quarter of 2004 included gains on insurance proceeds of $1.9 million and equity earnings of $1.2 million.  Also included was a $0.6 million foreign exchange loss related to subsidiary debt and $0.4 million of fees associated with the Company’s securitization program.

Other expense, net, of $0.3 million recognized in the first six months of 2005 was $0.7 million lower than $1.0 million recognized in the first half of 2004.  The 2005 results included the gains previously discussed.  These gains were offset by equity losses from the Company’s European joint venture of $3.6 million, securitization fees of $1.7 million and foreign exchange losses of $1.1 million.  2004 results primarily reflect the aforementioned gain on insurance proceeds of $1.9 million, offset by equity losses of $2.9 million.

Interest expense, net:  Net interest expense of $4.4 million for the three months ended June 30, 2005, was $0.2 million higher than for the three months ended June 30, 2004.   Net interest expense for the first six months of 2005 was $8.6 million, or $0.8 million higher than in the first six months of 2004.  The increase was due primarily to higher average borrowings to support working capital needs and capital expenditures and unfavorable positions on the Company’s interest rate swaps relative to last year, partially offset by higher capitalized interest than in the prior year.

Receivables:  Receivables of $232.2 million at June 30, 2005 represented a $4.8 million increase over receivables of $227.4 million at December 31, 2004.  Receivables were up at each of the Company’s segments, most notably in Construction Materials, Industrial Components and Transportation Products due to higher sales.

Inventories:  Inventories increased $53.4 million, up from $315.5 million at December 31, 2004 to $369.0 million as of June 30, 2005.  The largest increase in inventories was in the Construction Materials segment resulting from planned builds of inventory levels to meet projected sales demand in the third quarter of 2005.  Inventories were also significantly higher in the Industrial Components segment as a result of lower demand, and in the General Industry segment reflecting higher inventory levels at Carlisle FoodService.

Current assets held for sale:  Current assets held for sale increased $41.7 million to $58.2 million as of June 30, 2005, up from $16.5 million at December 31, 2004, reflecting an increase in receivables as the Company’s discontinued automotive components business is no longer participating in the securitization program.

Liquidity and Capital Resources

Sources and Uses of Cash

	Six Months Ended June 30,
In thousands	2005	2004*
Net cash provided by operating activities	$20,012	$53,625
Net cash used in investing activities	(47,221)	(52,861)
Net cash provided by (used in) financing activities	39,922	(12,105)
Net cash used in discontinued operations	(656)	(335)
Effect of exchange rate changes on cash	(178)	(99)
Change in cash and cash equivalents	$11,879	$(11,775)

* 2004 figures have been reclassified to reflect cash flows from discontinued operations.

Net cash provided by continuing operations of $20.0 million in the six months ended June 30, 2005 was $33.6 million lower than net cash provided by operating activities of $53.6 million in the first six months of 2004.  Included in cash provided in the 2004 period were proceeds of $38.0 million received from the Company’s securitization program.  No proceeds were received from this program in 2005.  Increased working capital needs were due primarily to higher inventory levels in the Construction Materials segment to support increased demand and higher accounts receivable balances reflecting higher sales.

Cash used in investing activities was $47.2 million in the first half of 2005 compared to $52.9 million in 2004.  Acquisitions accounted for $32.2 million of the cash used in 2004.  Capital expenditures of $52.2 million in the first six months of this year were 50% higher capital than expenditures of $34.8 million in the first half of 2004, reflecting spending for new production plants for the Construction Materials segment and a new distribution center for Carlisle FoodService. Proceeds from the sale of investments, property and equipment in 2005 include the sale of property in the Construction Materials segment.  Proceeds from the sale of investments, property and equipment in 2004 included the sale of properties acquired with the May 2003 acquisition of Flo-Pac, a specialty manufacturer of brooms, brushes, rotary brushes and cleaning tools in the sanitary maintenance market, reported in the General Industry segment.

Cash provided by financing activities of $39.9 million in the first six months of 2005 compared to cash used of $12.1 million in the first six months of 2004, reflecting increased short-term borrowings required to fund higher working capital and increased capital expenditures.  The company also used $16.4 million to finance the purchase of 0.2 million shares of its common stock, which was partially offset by proceeds received from the exercise of stock options.

On June 9, 2005, the Company replaced its three-year $250.0 million syndicated revolving credit facility with a five-year $300.0 million revolving credit facility (the “2005 Facility”).  The 2005 Facility provides for grid-based interest pricing based on the credit rating of the Company’s senior unsecured bank or other unsecured senior debt and the Company’s utilization of the 2005 Facility.  The 2005 Facility requires the Company to meet various restrictive covenants and limitations including minimum consolidated total leverage and minimum consolidated net worth ratios.  The Company had $259.9 million available under this facility as of June 30, 2005.

The Company also maintains a $55.0 million uncommitted line of credit, which was fully utilized as of June 30, 2005.  Also at June 30, 2005, $5.0 million was available under the Company’s $125.0 million receivables facility.

The following table quantifies certain contractual cash obligations and commercial commitments at June 30, 2005:

		Remaining
In thousands	Total	in 2005	2006	2007	2008	2009	Thereafter
Short-term credit lines and long-term debt	$381,722	$99,639	$438	$150,173	$112,896	$163	$18,413
Interest on long-term debt (1)	60,564	9,395	18,835	8,963	3,742	1,170	18,459
Noncancellable operating leases	93,004	9,622	15,314	12,870	9,631	8,227	37,340
Purchase obligations	30,385	9,649	20,736	—	—	—	—
Total Commitments	$565,675	$128,305	$55,323	$172,006	$126,269	$9,560	$74,212

(1) Future expected interest payments are calculated based on the stated rate for fixed rate debt and the effective interest rate as of June 30, 2005 for variable rate debt.

The above table does not include $88.9 million of other long-term liabilities.  Other long-term liabilities consist primarily of pension, post-retirement, deferred income tax and warranty obligations.  Due to factors such as return on plan assets, disbursements, contributions, and timing of warranty claims, it is not estimable when these will become due.

The Company previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $5.2 million to its pension plans in 2005.  The Company subsequently revised this estimate to $5.8 million.  To date, $2.1 million has been contributed to the plans and additional minimum contributions of $3.7 million are expected for the remainder of 2005.

The Company maintains defined contribution plans to which it has contributed $5.0 million during the six months ended June 30, 2005.  Full year contributions are expected to approximate $10.0 million.

At June 30, 2005, letters of credit amounting to $45.7 million were outstanding, primarily to provide security under insurance arrangements and certain borrowings.

The Company has financial guarantee lines in place for certain of its operations in Asia and Europe to facilitate working capital needs, customer performance and payment and warranty obligations.  At June 30, 2005, the Company had issued guarantees of $12.3 million, of which $9.6 million represents amounts recorded in current liabilities.  The fair value of these guarantees is estimated to equal the amount of the guarantees at June 30, 2005, due to their short-term nature.

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

Backlog

Backlog from continuing operations at June 30, 2005 of $347.9 million was 5% lower than backlog of $366.2 million as of June 30, 2004.   Backlog was higher in the Transportation Products segment, but this increase was offset primarily as a result of lower backlog within General Industry as a large project for Carlisle Systems and Equipment in the southwestern United States nears completion.  Due to the nature of orders at Carlisle Systems and Equipment, backlog can include capital equipment orders for a period of twelve to twenty-four months.

Discontinued Operations

In ongoing efforts during 2004 to streamline its businesses, the Company identified its Automotive Components segment and two other operations it plans to exit. The Automotive Components segment consists entirely of Carlisle Engineered Products.  The operations identified were the plastic components operation of Carlisle Tire & Wheel Company in the Industrial Components segment and the pottery business of Carlisle FoodService in the General Industry segment.  During the three months ended June 30, 2005, the Company completed the sale of the plastic components operation of Carlisle Tire & Wheel Company and the pottery business of Carlisle FoodService, which resulted in a loss of $1.1 million.  The Company recorded a $13.0 million impairment charge on the fixed assets of the automotive components business in the second quarter of 2005.  The impairment represents management’s assessment of the current fair value of this business as of June 30, 2005 based on a discounted cash flow analysis.  The Company is actively marketing this business and expects to complete the sale in 2005.  The ultimate loss on the discontinuance of the Automotive Components segment will be determined upon its sale or other disposition.

Total assets held for sale by segment at June 30 were as follows:

In thousands	June 30, 2005	December 31, 2004
Assets held for sale by segment:
Automotive Components	$97,844	$64,352
Industrial Components	—	477
General Industry	—	2,160
Total assets held for sale	$97,844	$66,989

The major classes of assets and liabilities held for sale at June 30 included in the Company’s Condensed Consolidated Balance Sheets were as follows:

In thousands	June 30, 2005	December 31, 2004
Assets held for sale:
Receivables	$40,204	$66
Inventories	8,680	9,743
Prepaid expenses and other current assets	9,333	6,646
Total current assets held for sale	58,217	16,455
Property, plant and equipment, net	38,661	48,841
Goodwill, net	—	—
Notes receivable and other assets	645	645
Investments and advances to affiliates	321	1,048
Total assets held for sale	$97,844	$66,989

Liabilities associated with assets held for sale:
Accounts payable	$18,894	$21,685
Accrued expenses	3,891	4,024
Total current liabilities associated with assets held for sale	22,785	25,709
Other long-term liabilities	2,064	1,970
Total liabilities associated with assets held for sale	$24,849	$27,679

The increase in Receivables in 2005 from 2004 was due to the withdrawal of the discontinued operations from the accounts receivable securitization program during 2005.

Net sales and (loss) income before income taxes from discontinued operations by segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2005	2004	2005	2004
Net sales:
Automotive Components	$51,671	$55,075	$102,993	$110,188
Industrial Components	—	2,185	—	5,773
General Industry	108	438	245	845
Net sales from discontinued operations	$51,779	$57,698	$103,238	$116,806

(Loss) income before income taxes
Automotive Components	$(14,142)	$(2,162)	$(16,422)	$259
Industrial Components	(56)	(2,071)	(381)	(3,263)
General Industry	(1,202)	(526)	(1,480)	(1,179)
Loss before income taxes from discontinued operations	$(15,400)	$(4,759)	$(18,283)	$(4,183)

Exit and Disposal Activities

On March 29, 2005, Carlisle Power Transmission, reported in the Industrial Components segment, announced plans to close its plant in Red Wing, Minnesota.  Total costs to exit this facility are estimated at $1.7 million and consist primarily of termination benefits and costs to relocate equipment from the Red Wing facility to other manufacturing locations.  Exit costs of $0.6 million were incurred during the three months ended June 30, 2005.  It is estimated that this project will result in a cost reduction of $1.6 million annually. Exit and disposal costs of $0.5 million were also recorded at Carlisle FoodService, reported in the General Industry segment, related to the consolidation of a brush manufacturing operation located in California into an existing facility located in Georgia.  Future cost savings related to this project are expected to be $0.6 million annually.

Exit and disposal activities for 2004 were approximately $0.6 million for the General Industry segment and $0.1 million for the Industrial Components segment. Exit and disposal costs within the General Industry segment were associated with the consolidation of the Flo-Pac operations, acquired in May 2003, into Carlisle FoodService, as well as the relocation of a textile operation within the Carlisle FoodService organization.  In the Industrial Components segment, exit and disposal costs were related to the consolidation of the management teams of Carlisle Tire & Wheel Company and Carlisle Power Transmission initiated in 2003.  Liabilities associated with these activities were substantially paid during 2004.

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

In April 2005, the Company terminated certain interest rate swaps with a notional amount of $75 million that hedged the market risk associated with the Company’s fixed rate debt. The termination of those contracts, which were designated as fair value hedges, resulted in a loss of $1.4 million, which will be amortized to interest expense until January 2007, the original termination date of the swap.  There were no interest rate swaps in place as of June 30, 2005.

On June 15, 2005, the Company entered into treasury lock contracts with a notional amount of $150 million to hedge the cash flow variability on forecasted debt interest payments associated with changes in interest rates.  These contracts have been designated as cash flow hedges and were deemed effective at the origination date and as of June 30, 2005.  The valuation of these contracts as of June 30, 2005 resulted in a liability of $5.3 million, included in Other long-term liabilities on the Company’s Condensed Consolidated Balance Sheet.

The Company’s operations use certain commodities such as plastics, carbon black, synthetic and natural rubber and steel.  As such, the Company’s cost of operations is subject to fluctuations as the markets for these commodities change.  The Company monitors these risks, but currently has no derivative contracts in place to hedge these risks.

International operations are exposed to translation risk when the local currency financial statements are translated into U.S. dollars.  Carlisle monitors this risk, but at June 30, 2005 had no translation risk hedges in place.  Overall, currency valuation risk is considered minimal; however, as of June 30, 2005 the Company did have currency hedges in place with a total notional amount of $6.8 million for the purpose of hedging cash flow risk associated with certain customer payment schedules.  The fair value position of these contracts as of June 30, 2005 resulted in a net liability of $0.4 million. Approximately 12% of the Company’s revenues for the six months ended June 30, 2005 are in currencies other than the U.S. dollar.

Item 4. Controls and Procedures

(a) Under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation and as of June 30, 2005, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective.

(b) There were no significant changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (a) above that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.              Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s repurchases of equity securities during the period of April 1 through June 30, 2005 were as follows:

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
			Part of Publicly	Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plans or
Period	Shares Purchased	per Share	Programs	Programs
April 1 - 30, 2005	—	$—	—	1,051,845
May 1 - 31, 2005	—	—	—	1,051,845
June 1- 30, 2005	241,600	69.11	241,600	810,245
Total	241,600	$69.11	241,600	810,245

The Company announced the reactivation of its share repurchase program on August 17, 2004.  The program was originally approved on November 3, 1999.  The Company initially had authority to repurchase 1,506,445 shares of its common stock.

Item 4.              Submission of Matters to a Vote of Security Holders

(a)          The Company’s 2005 Annual Meeting of Shareholders was held on April 20, 2005.

(b)         At the 2005 Annual Meeting of Shareholders, the election of four directors were approved as follows:

Director	For	Against	Withheld	Non-Vote
Peter L.A. Jamieson	30,981,690	—	467,517	—
Peter F. Krogh	30,939,583	—	509,624	—
Richmond D. McKinnish	31,138,455	—	310,752	—
Anthony W. Ruggiero	30,986,923	—	462,285	—

(c)   At the 2005 Annual Meeting of Shareholders, a proposal to amend and restate the        Company’s Nonemployee Director Equity Plan was approved as follows:

Proposal	For	Against	Withheld	Non-Vote
Amend and Restate Nonemployee Director Equity Plan	25,350,662	2,354,476	371,516	3,372,554

Item 6.              Exhibits

(12)	Ratio of Earnings to Fixed Charges

(31.1)	Rule 13a-14(a)/15d-14(a) Certifications

(31.2)	Rule 13a-14(a)/15d-14(a) Certifications

(32)	Section 1350 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Carlisle Companies Incorporated

Date: August 4, 2005	By:	/s/ Carol P. Lowe
Name: Carol P. Lowe
Title: Vice President and Chief Financial Officer