Form 10-Q
period 2005-09-30
CARLISLE COMPANIES INC
filed 2005-11-08
CIK 790051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒  No ☐

Shares of common stock outstanding at November 1, 2005: 30,606,954

Carlisle Companies Incorporated

Condensed Consolidated Statements of Earnings and Comprehensive Income

For the Three and Nine Months ended September 30, 2005 and 2004

(dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004*	2005	2004*
Net Sales	$601,120	$585,026	$1,839,394	$1,678,55

Cost and expenses:
Cost of goods sold	486,148	477,375	1,477,020	1,348,755
Selling and administrative expenses	56,621	54,743	176,940	165,083
Research and development expenses	4,237	3,976	12,605	12,220
Other income, net	(2,607)	(2,808)	(2,295)	(1,772)
Earnings before interest and income taxes	56,721	51,740	175,124	154,265
Interest expense, net	4,547	3,713	13,148	11,558
Earnings before income taxes	52,174	48,027	161,976	142,707
Income tax expense	13,831	15,154	49,244	45,831
Income from continuing operations, net of tax	38,343	32,873	112,732	96,876

Discontinued operations:
Loss from discontinued operations	(27,785)	(5,587)	(46,068)	(9,770)
Income tax benefit	(9,145)	(1,690)	(15,973)	(2,954)
Loss from discontinued operations, net of tax	(18,640)	(3,897)	(30,095)	(6,816)
Net Income	19,703	28,976	82,637	90,060

Other comprehensive income (loss)
Foreign currency translation, net of tax	382	2,460	(11,595)	2,662
Minimum pension liability, net of tax	(799)	—	(799)	—
Gain (loss) on hedging activities, net of tax	3,665	(42)	36	(116)
Other comprehensive income (loss)	3,248	2,418	(12,358)	2,546
Comprehensive income	$22,951	$31,394	$70,279	$92,606

Earnings per share - basic
Income from continuing operations	$1.25	$1.06	$3.66	$3.12
Loss from discontinued operations, net of tax	(0.61)	(0.13)	(0.98)	(0.22)
Earnings per share - basic	$0.64	$0.93	$2.68	$2.90

Earnings per share - diluted
Income from continuing operations	$1.24	$1.04	$3.61	$3.08
Loss from discontinued operations, net of tax	(0.60)	(0.12)	(0.96)	(0.22)
Earnings per share - diluted	$0.64	$0.92	$2.65	$2.86

Weighted average common shares outstanding
Basic	30,593	31,135	30,836	31,043
Effect of dilutive stock options and restricted stock	302	367	357	404
Diluted	30,895	31,502	31,193	31,447

Dividends declared and paid per share	$0.250	$0.230	$0.710	$0.670

*                 2004 figures have been revised to reflect discontinued operations. See notes 2 and 6.

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

Carlisle Companies Incorporated

Condensed Consolidated Balance Sheets

September 30, 2005 and December 31, 2004

(Dollars in thousands)

	September 30,	December 31,
	2005	2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$82,631	$25,018
Receivables, less allowance of $13,694 in 2005 and $6,249 in 2004	232,973	227,423
Inventories	339,750	315,528
Deferred income taxes	33,374	28,765
Prepaid expenses and other current assets	35,534	39,080
Current assets held for sale	2,761	16,455
Total current assets	727,023	652,269

Property, plant and equipment, net of accumulated depreciation of $471,026 in 2005 and $437,503 in 2004	446,174	409,704

Other assets:
Goodwill, net	316,847	291,271
Patents and other intangible assets, net	7,688	7,349
Investments and advances to affiliates	74,022	85,804
Notes receivable and other assets	4,664	4,310
Non-current assets held for sale	1,954	50,534
Total other assets	405,175	439,268

TOTAL ASSETS	$1,578,372	$1,501,241

Liabilities and Shareholders' Equity
Current liabilities:
Short-term debt, including current maturities	$122,827	$59,990
Accounts payable	149,443	167,950
Accrued expenses	128,293	117,590
Deferred revenue	12,733	12,783
Current liabilities associated with assets held for sale	3,063	25,709
Total current liabilities	416,359	384,022

Long-term liabilities:
Long-term debt	282,878	259,554
Deferred revenue	71,939	68,828
Other long-term liabilities	90,390	88,380
Non-current liabilities associated with assets held for sale	—	1,970
Total long-term liabilities	445,207	418,732

Shareholders' equity:
Preferred stock, $1 par value. Authorized and unissued 5,000,000 shares	—	—
Common stock, $1 par value. Authorized 100,000,000 shares; 39,330,624 shares issued; 30,497,794 outstanding in 2005 and 30,896,431 in 2004	39,331	39,331
Additional paid-in capital	51,373	46,190
Unearned compensation - includes restricted shares of 109,160 in 2005 and 70,055 in 2004	(3,960)	(2,289)
Cost of shares in treasury - 8,723,670 shares in 2005 and 8,364,138 shares in 2004	(163,561)	(130,045)
Accumulated other comprehensive income (loss)	(2,228)	10,132
Retained earnings	795,851	735,168
Total shareholders' equity	716,806	698,487
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,578,372	$1,501,241

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

Carlisle Companies Incorporated

Condensed Consolidated Statements of Cash Flows

Nine Months ended September 30, 2005 and 2004

(Dollars in thousands)

(Unaudited)

	September 30,
	2005	2004*
Operating activities
Net income	$82,637	$90,060
Reconciliation of net income to cash flows from operating activities:
Loss from discontinued operations, net of tax	30,095	6,816
Depreciation	41,468	38,864
Amortization	952	1,060
Earnings in equity investments	(1,214)	(584)
Gain on investments, property and equipment, net	(1,831)	(2,329)
Deferred taxes	3,869	3,441
Foreign exchange loss	1,610	—
Changes in assets and liabilities, excluding effects of acquisitions and divestitures:
Current and long-term receivables	7,423	(96,560)
Receivables under securitization program	2,900	43,000
Inventories	(24,138)	(44,430)
Accounts payable and accrued expenses	(17,188)	24,603
Income taxes	(15,161)	(3,180)
Long-term liabilities	3,636	957
Other operating activities	(165)	3,919
Net cash provided by operating activities	114,893	65,637

Investing activities
Capital expenditures	(76,483)	(51,607)
Acquisitions, net of cash	(28,339)	(34,709)
Proceeds from investments, property and equipment	18,626	14,554
Other investing activities	853	979
Net cash used in investing activities	(85,343)	(70,783)

Financing activities
Net change in short-term borrowings and revolving credit lines	83,015	10,124
Reductions of long-term debt and industrial development and revenue bonds	(1,762)	(2,338)
Dividends	(21,954)	(20,838)
Treasury shares and stock options, net	(31,530)	7,913
Other financing activities	1,486	—
Net cash provided by (used in) financing activities	29,255	(5,139)

Net cash (used in) provided by discontinued operations	(665)	39

Effect of exchange rate changes on cash	(527)	(214)
Change in cash and cash equivalents	57,613	(10,460)
Cash and cash equivalents
Beginning of period	25,018	23,361
End of period	$82,631	$12,901

*                 2004 figures have been reclassified to reflect cash flows from discontinued operations. See Notes 2 and 6.

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

Notes to Unaudited Condensed Consolidated Financial Statements

Three and Nine months Ended September 30, 2005 and 2004

(1)         Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Carlisle Companies Incorporated and its wholly-owned subsidiaries (together, the “Company”).  Intercompany transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with Article 10-01 of Regulation S-X of the Securities and Exchange Commission and, as such, do not include all information required by generally accepted accounting principles for annual financial statements. However, in the opinion of the Company, these financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial statements for the interim periods presented herein.  Results of operations for the three and nine months ended September 30, 2005, are not necessarily indicative of the operating results for the full year.

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

The Company is required to adopt this standard as of January 1, 2006 and will elect to expense its share-based awards using the modified prospective method as provided by SFAS 123(R).  This method requires the expensing of share-based awards issued on or after the date of adoption as well as the unvested portion of awards issued before the date of adoption.  The Company is currently evaluating alternatives for measuring the fair value of new awards.  The pretax amount of unvested awards as calculated under the Black-Scholes method as of September 30, 2005 to be expensed upon adoption is $0.7 million in 2006 and less than $0.1 million in 2007.  As previously discussed, the Company has not yet determined the methodology it will use in estimating fair value of new awards; however, it expects the expense per option granted to be lower than that presented in current pro-forma disclosures under SFAS 123.

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

In June 2005, FASB issued Statement of Financial Accounting Standard No. 154 (“SFAS 154”), Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle.  This statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Retrospective application is defined by the statement as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity.  This statement also requires that a change in the depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle.  SFAS 154 is effective for fiscal years beginning after December 15, 2005 and is required to be adopted by the Company as of January 1, 2006.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands (except per share data)	2005	2004	2005	2004
Net Income, as reported	$19,703	$28,976	$82,637	$90,060
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(790)	(342)	(2,376)	(1,748)
Proforma net income	$18,913	$28,634	$80,261	$88,312

Basic EPS (as reported)	$0.64	$0.92	$2.68	$2.90
Basic EPS (proforma)	$0.62	$0.92	$2.60	$2.84

Diluted EPS (as reported)	$0.64	$0.92	$2.65	$2.86
Diluted EPS (proforma)	$0.61	$0.91	$2.57	$2.81

The proforma effect includes only the vested portion of options.  Options vest over a two-year period.  Compensation expense was estimated using the Black-Scholes model utilizing the following assumptions:

	2005	2004
Expected dividend yield	1.4%	1.6%
Expected life in years	7	7
Expected volatility	28.2%	29.3%
Risk-free interest rate	4.0%	3.8%
Weighted average fair value	$20.72	$18.28

(5)         Acquisitions

On June 30, 2004, the Company acquired the specialty tire and wheel business of Trintex Corporation for $32.5 million.  The operating results of Trintex Corporation since the acquisition are included in the Industrial Components segment.  The Company has completed the allocation of purchase price among the acquired assets and liabilities assumed, resulting in goodwill of $24.9 million. Allocations among other major asset and liability classes were not material.  The purchase agreement contains an earnout provision based on operating performance over the four-year period starting as of the acquisition date.   Any future amounts payable under this provision will be treated as a portion of the purchase price and allocated to goodwill.

In July 2005, the Company acquired 100% of the heavy-duty brake lining and brake shoe assets of Zhejiang Kete (“Kete”) for approximately $34.2 million, of which approximately $28.3 million was paid in July 2005, and the remainder will be paid within one year of the transaction closing date.  Located in Hangzhou, China, Kete is managed by Carlisle Motion Control, which is included in the Specialty Products segment.  Although the Company is continuing to evaluate the purchase price allocation, an initial allocation resulted in goodwill of approximately $27.8 million.

(6)         Discontinued Operations and Assets Held for Sale

In 2004, in ongoing efforts to streamline its businesses, the Company decided to exit its Automotive Components segment consisting entirely of Carlisle Engineered Products, the plastic components operation of Carlisle Tire & Wheel Company in the Industrial Components segment and the pottery business of Carlisle FoodService in the General Industry segment.

Net sales and loss before income taxes from discontinued operations by segment were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In thousands	2005	2004	2005	2004
Net sales:
Automotive Components	$14,809	$50,574	$117,802	$160,762
Industrial Components	—	327	—	6,100
General Industry	—	570	245	1,415
Net sales from discontinued operations	$14,809	$51,471	$118,047	$168,277
Loss before income taxes
Automotive Components	$(27,752)	$(1,247)	$(44,174)	$(988)
Industrial Components	(33)	(3,153)	(413)	(6,415)
General Industry	—	(1,187)	(1,481)	(2,367)
Loss before income taxes from discontinued operations	$(27,785)	$(5,587)	$(46,068)	$(9,770)

In the second quarter of 2005, the Company completed the sales of the plastics components operations of Carlisle Tire & Wheel Company and the pottery business of Carlisle FoodService resulting in losses of $1.0 million and $0.1 million, respectively.  The 2004 results included an impairment charge against the fixed assets of the plastics components business of $0.5 million, which was recorded in the second quarter of 2004, and $0.6 million of impairment charges against the fixed assets of the pottery business, recorded in the third quarter of 2004.

In the third quarter of 2005, the Company completed the sales of certain assets and liabilities of the Automotive Components segment, which resulted in loss of $16.4 million.  Not included in these transactions were certain assets of two small manufacturing facilities as well as certain trade accounts receivables, which included amounts due from Delphi Corporation.  On October 8, 2005, Delphi Corporation filed for bankruptcy protection under chapter 11 of the U.S. Bankruptcy Code.  Included in the results for the third quarter of 2005 were impairment charges totaling $8.2 million reflecting a reserve against the retained receivables primarily associated with the commenced Delphi Corporation bankruptcy filing and reserves for losses associated with the liquidation of the remaining assets.  The Company had previously recorded a $13.0 million impairment charge against the fixed assets of this business in the second quarter of 2005.  The Company is actively marketing the remaining assets.  The ultimate loss on the discontinuance of the Automotive Components segment will be determined upon the sales or other disposition of the remaining assets.

Total assets held for sale by segment were as follows:

	September 30,	December 31,
In thousands	2005	2004
Assets held for sale by segment:
Automotive Components	$4,715	$64,352
Industrial Components	—	477
General Industry	—	2,160
Total assets held for sale	$4,715	$66,989

The major classes of assets and liabilities held for sale included in the Company’s Condensed Consolidated Balance Sheets were as follows:

	September 30,	December 31,
In thousands	2005	2004
Assets held for sale:
Receivables	$1,030	$66
Inventories	1,707	9,743
Prepaid expenses and other current assets	24	6,646
Total current assets held for sale	2,761	16,455
Property, plant and equipment, net	1,954	48,841
Notes receivable and other assets	—	645
Investments and advances to affiliates	—	1,048
Total assets held for sale	$4,715	$66,989

Liabilities associated with assets held for sale:
Accounts payable	$2,878	$21,685
Accrued expenses	185	4,024
Total current liabilities associated with assets held for sale	3,063	25,709
Other long-term liabilities	—	1,970
Total liabilities associated with assets held for sale	$3,063	$27,679

(7)         Exit and Disposal Activities

On March 29, 2005, Carlisle Power Transmission, reported in the Industrial Components segment, announced plans to close its plant in Red Wing, Minnesota.  Total costs to exit this facility are estimated at $1.9 million and consist primarily of termination benefits and costs to relocate equipment from the Red Wing facility to other manufacturing locations.  Exit costs of $0.5 million and $1.1 million were incurred during the three and nine months ended September 30, 2005.  Exit and disposal costs of $0.5 million were also incurred during the nine months ended September 30, 2005 by Carlisle FoodService, reported in the General Industry segment, related to the consolidation of a brush manufacturing operation located in California into an existing facility located in Georgia.

Exit and disposal activities for the nine months ended September 30, 2004 were approximately $1.0 million for the General Industry segment and $0.1 million for the Industrial Components segment. Exit and disposal costs within the General Industry segment were associated with the consolidation of the Flo-Pac operations, acquired in May 2003, into Carlisle FoodService, as well as the relocation of a textile operation within the Carlisle FoodService organization.  In the Industrial Components segment, exit and disposal costs were related to the consolidation of the management teams of Carlisle Tire & Wheel Company and Carlisle Power Transmission initiated in 2003.  Liabilities associated with these activities were substantially paid during 2004.

(8)         Inventories

The components of inventories are as follows:

In thousands	September 30, 2005	December 31, 2004
FIFO (approximates current costs):
Finished goods	$224,941	$212,743
Work in process	36,219	31,923
Raw materials	109,120	104,554
	370,280	349,220
Excess FIFO cost over LIFO value	(28,823)	(23,949)
Inventories associated with assets held for sale	(1,707)	(9,743)
Inventories	$339,750	$315,528

(9)         Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2005 are as follows:

	Industrial	Construction	Specialty	General
In thousands	Components	Materials	Products	Industry	Total
Balance as of January 1, 2005	$155,762	$32,935	$923	$101,651	$291,271
Goodwill acquired during year	—	—	27,792	478	28,270
Purchase accounting adjustments	(395)	—	—	—	(395)
Currency translation	74	(712)	14	(1,675)	(2,299)
Balance as of September 30, 2005	$155,441	$32,223	$28,729	$100,454	$316,847

        The Company’s other intangible assets as of September 30, 2005 are as follows:

	Acquired	Accumulated	Net Carrying
In thousands	Cost	Amortization	Value
Assets subject to amortization
Patents	$9,369	$(7,731)	$1,638
Software licenses	1,800	(1,050)	750
Other	11,663	(10,363)	1,300
Assets not subject to amortization Trademarks	4,000	—	4,000
	$26,832	$(19,144)	$7,688

Estimated amortization expense for each of the next five years is as follows: $0.1 million remaining in 2005, $0.7 million in 2006, $0.5 million in 2007, $0.4 million in 2008, and $0.2 million in 2009.

(10)  Retirement Plans and Other Postretirement Benefits

Components of net periodic benefit cost are as follows:

	Pension Benefits				Post-retirement Medical
	Three Months Ended September 30,		Nine months ended September 30,		Three Months Ended September 30,		Nine months ended September 30,
In thousands	2005	2004	2005	2004	2005	2004	2005	2004
Service costs	$1,622	$1,371	$4,865	$4,177	$1	$1	$2	$3
Discretionary credit	—	61	—	419	—	—	—	—
Interest cost	2,382	2,436	7,145	7,348	171	182	512	546
Expected return on plan assets	(2,587)	(2,512)	(7,762)	(7,534)	—	—	—	—
Amortization of:
Net actuarial loss	93	134	278	402	36	29	110	86
Prior service costs	(56)	(57)	(168)	(173)	—	—	—	—
Unrecognized net obligation	—	—	—	—	55	55	165	165
Curtailment (income) expense	(942)	386	(942)	386	—	—	—	—
Net periodic benefit costs	$512	$1,819	$3,416	$5,025	$263	$267	$789	$800

The Company previously disclosed in its financial statements for the year ended December 31, 2004 that it expected to contribute $5.2 million to its pension plans in 2005.  The Company subsequently revised this estimate to $5.8 million in the second quarter of 2005.  As of September 30, 2005, $8.8 million had been contributed to the plans and additional minimum contributions of approximately $0.1 million are expected for the remainder of 2005.  The increase in contributions from the previous estimates allowed the Company to reduce its variable PBGC premiums.

The Company maintains defined contribution plans to which it has contributed $6.9 million during the nine months ended September 30, 2005.  Full year contributions are expected to approximate $8.8 million.

(11)  Other Long-Term Liabilities

The components of other long-term liabilities are as follows:

	September 30	December 31
In thousands	2005	2004
Pension and other post-retirement obligations	$41,766	$47,795
Deferred taxes	41,680	36,465
Long-term warranty obligations	3,838	3,302
Other	3,106	2,788
Non-current liabilities associated with assets held for sale	—	(1,970)
Other long-term liabilities	$90,390	$88,380

(12)  Borrowings

On June 9, 2005, the Company replaced its three-year $250.0 million syndicated revolving credit facility with a five-year $300.0 million revolving credit facility (the “2005 Facility”).  The 2005 Facility provides for grid-based interest pricing based on the credit rating of the Company’s senior unsecured bank or other unsecured senior debt and the Company’s utilization of the 2005 Facility.  The 2005 Facility requires the Company to meet various restrictive covenants and limitations including minimum consolidated total leverage and minimum consolidated net worth ratios, all of which were complied with as of September 30, 2005.

(13)  Commitments and Contingencies

The Company is obligated under various noncancelable operating leases for certain facilities and equipment.  Future minimum lease payments under these arrangements in each of the next five years are approximately $4.2 million remaining in 2005, $14.5 million in 2006, $12.3 million in 2007, $9.3 million in 2008, $7.8 million in 2009, and $36.5 million thereafter.

At September 30, 2005, letters of credit amounting to $51.3 million were outstanding, primarily to provide security under insurance arrangements and certain borrowings.

The Company has financial guarantee lines in place for certain of its operations in Asia and Europe to facilitate working capital needs, customer performance and payment and warranty obligations.  At September 30, 2005, the Company had issued guarantees of $11.1 million, of which $8.7 million represents amounts recorded in current liabilities.  The fair value of these guarantees is estimated to equal the amount of the guarantees at September 30, 2005, due to their short-term nature.

In the third quarter of 2005, the Company sold certain assets and liabilities of its discontinued Automotive Components segment.  The transaction included the assumption of certain real estate and equipment leases by the buyer for which the Company has guaranteed.  The leases guaranteed by the Company expire in 2007 though 2011 and have total minimum lease payments of $3.2 million as of September 30, 2005.  The Company believes that the purchaser will fulfill all obligations required by those lease agreements.

The Company offers various warranty programs on its installed roofing systems, braking products, truck trailers, refrigerated truck bodies, and cheese making equipment.  The life of these warranties range from five to thirty years.  All revenue for the sale of these contracts is deferred and amortized on a straight-line basis over the life of the contracts.

Deferred revenue associated with the sale of warranty contracts was $84.7 million at September 30, 2005.  The amount of extended product warranty revenues recognized was $3.6 million and $10.3 million for the three and nine months ended September 30, 2005, respectively, and $3.6 million and $10.4 million for the three and nine months ended September 30, 2004, respectively.

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

In thousands	2005	2004
Beginning reserve at December 31	$8,517	$9,242
Current year provision	9,663	9,551
Current year claims	(9,490)	(10,129)
Ending reserve at September 30	$8,690	$8,664

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

The Company may be involved in various legal actions from time to time arising in the normal course of business.  In the opinion of management, the ultimate outcome of such litigation will not have a material adverse effect on the consolidated financial position of the Company, but may have a material impact on the Company’s results of operations for a particular period.  During the nine months ended September 30, 2005, the Company received proceeds of $3.6 million, net of legal fees, from the favorable resolution of certain legal actions initiated by the Company.  These proceeds were included in Other (income) expense, net.

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

On June 15, 2005, the Company entered into treasury lock contracts with a notional amount of $150.0 million to hedge the cash flow variability on forecasted debt interest payments associated with changes in interest rates.  These contracts have been designated as cash flow hedges and were deemed effective at the origination date and as of September 30, 2005.  The valuation of these contracts resulted in an asset of $0.4 million as of September 30, 2005.

There were no interest rate swaps in place as of September 30, 2005. At September 30, 2004, the Company had in place interest rate swaps with a notional amount of $75.0 million that were designated as fair value hedges.

On July 21, 2005, the Company executed a currency hedge with a total notional amount of $10.9 million to hedge the Company’s fair value risk associated with fluctuations in the foreign exchange rate on certain receivables denominated in Euros.  The fair value position of this contract as of September 30, 2005 resulted in a net asset of $0.1 million.

At September 30, 2005, the Company had currency hedges, designated as cash flow hedges, with a total notional amount of $5.4 million.  The fair value position of these contracts as of September 30, 2005 resulted in a net liability of $0.4 million.

(15)  Segment Information

Sales, earnings before interest and income taxes (“EBIT”) and assets for continuing operations by reportable business segment are included in the following summary:

Three Months Ended September 30,	2005			2004*
In thousands	Sales	EBIT	EBIT % Sales	Sales	EBIT	EBIT % Sales
Industrial Components	$164,480	$5,128	3.1%	$178,051	$11,196	6.3%
Construction Materials	235,142	42,576	18.1%	215,529	33,744	15.7%
Transportation Products	50,207	6,621	13.2%	39,798	2,174	5.5%
Specialty Products	33,716	1,190	3.5%	33,143	1,939	5.9%
General Industry (All other)	117,575	7,624	6.5%	118,505	8,175	6.9%
Corporate	—	(6,418)	—	—	(5,488)	—
	$601,120	$56,721	9.4%	$585,026	$51,740	8.8%

Nine Months Ended September 30,	2005			2004*
In thousands	Sales	EBIT	Assets	Sales	EBIT	Assets
Industrial Components	$595,739	$49,686	$526,458	$565,642	$55,832	$523,957
Construction Materials	634,583	96,024	407,710	525,855	68,310	352,064
Transportation Products	141,637	17,201	49,718	112,462	5,655	44,858
Specialty Products	110,088	8,549	112,792	102,591	8,444	82,388
General Industry (All other)	357,347	25,223	371,202	372,001	30,101	358,985
Corporate	—	(21,559)	105,777	—	(14,077)	71,620
	$1,839,394	$175,124	$1,573,657	$1,678,551	$154,265	$1,433,872

*                 2004 has been revised to exclude discontinued operations

For all periods presented, interest expense, which is separately disclosed on the face of the income statement, is considered a corporate expense.

A reconciliation of assets reported above to total assets is as follows:

September 30, 2005
Assets per table above	$1,573,657
Assets held for sale of discontinued operations	4,715
Total assets	$1,578,372

Net sales and EBIT are generally higher in the first half of the year for the Industrial Components segment due to peak sales volumes in the outdoor equipment market.  As well, in the Construction Materials segment, net sales and EBIT are generally higher in the second and third quarters due to increased construction activity during these periods.

(16)  Income Taxes

The Company’s effective tax rate on continuing operations of 27% and 30% for the three and nine-month periods ended September 30, 2005, respectively, varies from the statutory rate within the United States of 35% due primarily to tax benefits from export sales, earnings in foreign jurisdictions taxed at rates different from the statutory U.S. federal rate and a $3.0 million reduction in income tax liabilities as a result of the final settlement of the Company’s 2002 and 2003 federal tax filings and settlement of certain state tax filings from 1997 to 1999.

(17)  Subsequent Event

On October 7, 2005, the Company acquired the off-highway brake assets of ArvinMeritor, Inc. for approximately $39.0 million.  The acquisition includes manufacturing assets from the ArvinMeritor facilities in York, SC and Cwmbran, South Wales, U.K.

On November 7, 2005, the Company announced plans to sell the Carlisle Systems & Equipment businesses in the General Industry segment as part of the Company’s commitment to concentrate on its core businesses. The businesses of Carlisle Systems & Equipment include Carlisle Process Systems, Walker Stainless Equipment, Walker Transportation and CPS Pharma.

The operating results from the Carlisle Systems & Equipment businesses were as follows:

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net Sales	$55,069	$52,877	$164,009	$169,336

Earnings before income taxes	$3,781	$1,855	$9,463	$7,812
Income tax expense	1,422	586	3,558	2,469
Income, net of tax	$2,359	$1,269	$5,905	$5,343

Earnings per share - basic	$0.08	$0.04	$0.19	$0.17
Earnings per share - diluted	$0.08	$0.04	$0.19	$0.17

Assets and liabilities of Carlisle Systems & Equipment to be disposed of were as follows:

In thousands	September 30, 2005	December 31, 2004
Assets held for sale:
Receivables	$51,124	$38,112
Inventories	18,064	18,349
Prepaid expenses and other current assets	445	620
Total current assets held for sale	69,633	57,081
Property, plant and equipment, net	21,793	23,636
Patents and other intangible assets, net	334	367
Goodwill, net	20,910	22,108
Notes receivable and other assets	5,962	7,129
Total assets held for sale	$118,632	$110,321

Liabilities associated with assets held for sale:
Short-term debt, including current maturities	$160	$216
Accounts payable	32,585	44,986
Accrued expenses	7,786	8,706
Total current liabilities associated with assets held for sale	40,531	53,908
Other long-term liabilities	925	1,170
Total liabilities associated with assets held for sale	$41,456	$55,078

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Executive Overview

Carlisle Companies Incorporated (“Carlisle” or the “Company”) is a diversified manufacturing company focused on achieving profitable growth internally through new product development and product line extensions, and externally through acquisitions that complement the Company’s existing technologies, products and markets.  The Company has twelve operating companies and approximately 12,000 employees serving a variety of niche markets.  While Carlisle has offshore manufacturing operations, the markets served by the Company are primarily in North America.  Management focuses on continued year over year improvement in sales and earnings, return on capital employed and return on shareholders’ equity.  Resources are allocated among the Company’s businesses based on management’s assessment of their ability to obtain leadership positions in the markets they serve.

Net sales for the three months ended September 30, 2005 were 3% higher than for the three months ended September 30, 2004.  Strong organic growth in the Construction Materials and Transportation Products segments offset weak demand in the Industrial Components segment’s lawn and garden market.  Net sales were also negatively impacted in the third quarter of 2005 as a result of an ongoing labor dispute occurring at Johnson Truck Bodies within the General Industry segment.  Income from continuing operations improved 17% in the third quarter of 2005 compared to the third quarter of 2004.  Improved profitability in the Construction Materials and Transportation Products segments offset lower earnings in the Industrial Components, Specialty Products and General Industry segments as well as slightly higher corporate expenses.  Also contributing to the improvement was a $3.0 million benefit from a reduction in income tax liabilities as a result of the final settlement of the Company’s 2002 and 2003 federal tax filings and settlement of certain state tax filings from 1997 to 1999.

Net sales for the nine months ended September 30, 2005 grew 10% over the nine months ended September 30, 2004.  The Construction Materials segment accounted for the highest percentage of the growth, followed by the Industrial Components and Transportation Products segments.  Higher selling prices, necessary to offset rising raw material, utility and freight costs contributed to the improved performance. Weaker sales within General Industry reflected the effects of the ongoing labor dispute at Johnson Truck Bodies.  Income from continuing operations improved 16% in the nine-month period of 2005 compared to the same period of 2004.  Selling price increases were generally successful in recovering increased raw material costs; however, increased freight and energy costs, reduced production in some of the Company’s business units and higher corporate expenses had a negative impact on year-over-year results.  Also impacting results for the nine-month period were foreign exchange losses on subsidiary debt of $0.03 per diluted share.  Favorably impacting results for the nine months ended September 30, 2005 was the previously discussed $3.0 million, or $0.10 per diluted share, benefit from the reduction in income tax liabilities as well as a pre-tax gain of $3.6 million, or $0.08 per diluted share, for proceeds received from certain legal actions initiated by the Company.

On November 7, 2005, the Company announced plans to sell the Carlisle Systems & Equipment businesses reported in the General Industry segment.  After-tax earnings of Carlisle Systems & Equipment included in continuing operations were $0.08 per diluted share and $0.19 per diluted share for the three and nine months ended September 30, 2005, respectively, and $0.04 and $0.17 for the three and nine months ended September 30, 2004, respectively.

Sales and Earnings

Consolidated

Net sales for the three months ended September 30, 2005 were $601.1 million, a $16.1 million, or 3%, improvement over net sales of $585.0 million reported for the three months ended September 30, 2004.  Organic growth (defined as the increase in net sales excluding the impact of acquisitions and divestitures within the last twelve months as well as the impact of changes in foreign exchange rates), primarily in the Construction Materials and Transportation Products segments, accounted for 88% of the improvement, while the favorable impact of changes in foreign currency exchange rates accounted for 11%.   The impact of acquisitions on third quarter 2005 results was approximately $0.1 million.

Earnings before interest and income taxes (“EBIT”) of $56.7 million for the quarter ended September 30, 2005 represented a $5.0 million, or approximately 10%, improvement over EBIT of $51.7 million recorded in the same period last year.   The Company recognized higher EBIT in the Construction Materials and Transportation Products segments, but recorded lower EBIT in the Industrial Components, Specialty Products and General Industry segments.  Higher corporate expenses, resulting primarily from higher fees associated with an increase in the utilization of the Company’s securitization program had a negative effect on third quarter 2005 results.  The impact of changes in foreign currency exchange rates on EBIT was negligible.

Income from continuing operations was $38.3 million, or $1.24 per diluted share, in the third quarter of 2005, 17% higher than $32.9 million, or $1.04 per diluted share, recognized in the 2004 period.  Included in the current year results was a $0.10 per diluted share gain related to a favorable adjustment of the Company’s tax liabilities resulting from the final settlement of the 2002 and 2003 federal tax filings and certain state tax filings from 1997 to 1999.  Net income was $19.7 million, or $0.64 per diluted share in the third quarter of 2005, a 32% decline compared to net income in the third quarter of 2004 of $29.0 million, or $0.92 per diluted share.  Included in net income for the current three month period was an after-tax loss on the sale of substantially all of the assets of the Company’s discontinued automotive components operations of $10.1 million.  Also negatively impacting net income for the current year quarter were after-tax reserves of $5.4 million recorded against accounts receivable for the discontinued automotive components segment related to the Chapter 11 bankruptcy filing of Delphi Corporation on October 8, 2005 as well as losses associated with the liquidation of the remaining assets of this business.

Net sales were $1.84 billion for the nine months ended September 30, 2005, a 10% increase from net sales of $1.68 billion in the first nine months of 2004.  Strong organic growth primarily in the Construction Materials and Transportation Products segments contributed $135.7 million, or 84% of the improvement.  Acquisitions accounted for $17.6 million, while changes in foreign currency exchange rates had a favorable $7.5 million impact as compared to the prior year.

EBIT was $175.1 million for the nine months ended September 30, 2005, an improvement of 14% over prior year EBIT of $154.3 million.  The Construction Materials and Transportation Products segments recorded higher EBIT as compared to last year, driven by a mix of higher sales volumes and increased selling prices necessary to offset increased raw material, utility and freight costs.  Also contributing favorably to the year-over-year results was a $3.6 million gain recorded during the second quarter of this year reflecting proceeds from certain legal actions.  Negatively impacting EBIT for the current year nine-month period were higher corporate expenses and the ongoing labor dispute at Johnson Truck Bodies, which reported a year-over-year reduction in earnings of $6.6 million. Results for Johnson Truck Bodies are reported in the General Industry segment.  Higher corporate expenses were primarily attributable to an increase in the utilization of the Company’s securitization program and foreign currency exchange losses recorded on subsidiary debt.  As well, corporate results were negatively impacted in comparison to the prior year as a result the favorable settlement of certain product liability claims and favorable adjustments to insurance reserves recorded in 2004.  The impact of changes in foreign currency exchange rates on EBIT was negligible.

Income from continuing operations of $112.7 million, or $3.61 per diluted share, for the nine months ended September 30, 2005 represented a 16% improvement over $96.9 million, or $3.08 per diluted share, for the nine-month period of 2004.  The aforementioned adjustment of the Company’s tax liabilities contributed $0.10 per diluted share in 2005.  Net income was $82.6 million, or $2.65 per diluted share, in the current nine-month period as compared with net income of $90.1 million, or $2.86 per diluted share for the nine months ended September 30, 2004.   Net income in the current year included the third quarter loss and impairment charges previously discussed as well as an $8.5 million after-tax impairment charge on the fixed assets of the automotive components operations recorded in the second quarter of 2005.

Operating Segments

The following table summarizes segment net sales and EBIT from continuing operations.  The amounts for each segment should be referred to in conjunction with the applicable discussion that follows.

	Three Months Ended		Increase		Nine Months Ended		Increase
In thousands, except	September 30,		(Decrease)		September 30,		(Decrease)
percentages	2005	2004*	Amount	Percent	2005	2004*	Amount	Percent
Net Sales
Industrial Components	$164,480	$178,051	$(13,571)	-7.6%	$595,739	$565,642	$30,097	5.3%
Construction Materials	235,142	215,529	19,613	9.1%	634,583	525,855	108,728	20.7%
Transportation Products	50,207	39,798	10,409	26.2%	141,637	112,462	29,175	25.9%
Specialty Products	33,716	33,143	573	1.7%	110,088	102,591	7,497	7.3%
General Industry (All other)	117,575	118,505	(930)	-0.8%	357,347	372,001	(14,654)	-3.9%
Corporate	—	—	—	—	—	—	—	—
	$601,120	$585,026	$16,094	2.8%	$1,839,394	$1,678,551	$160,843	9.6%
Earnings Before Interest and Income Taxes
Industrial Components	$5,128	$11,196	$(6,068)	-54.2%	49,686	$55,832	$(6,146)	-11.0%
Construction Materials	42,576	33,744	8,832	26.2%	96,024	68,310	27,714	40.6%
Transportation Products	6,621	2,174	4,447	204.6%	17,201	5,655	11,546	204.2%
Specialty Products	1,190	1,939	(749)	-38.6%	8,549	8,444	105	1.2%
General Industry (All other)	7,624	8,175	(551)	-6.7%	25,223	30,101	(4,878)	-16.2%
Corporate	(6,418)	(5,488)	(930)	-16.9%	(21,559)	(14,077)	(7,482)	-53.2%
	$56,721	$51,740	$4,981	9.6%	$175,124	$154,265	$20,859	13.5%

*      2004 has been revised to exclude discontinued operations

Industrial Components

Net sales in the Industrial Components segment were $164.5 million for the three months ended September 30, 2005, a 8% decline over the same period one year ago.  Somewhat higher sales in the ATV and commercial power equipment markets were more than offset by lower sales in the consumer lawn and garden, styled wheels, high speed and replacement markets.  Selling price increases implemented to address rising raw material, energy and freight costs were more than offset by lower demand in several markets.  The soft lawn and garden market was the most significant event affecting the quarter, and also contributed to lower sales in the power transmission belt business as did softening in the agricultural market.  Changes in foreign currency exchange rates, which contributed $1.2 million compared to last year, had a favorable impact on sales for the current-year quarter.  Net sales for the nine months ended September 30, 2005 were $595.7 million, a 5% increase over the prior year.   Organic growth contributed $8.8 million, approximately 30%, to the improved performance.  Acquisitions accounted for $17.5 million of the increase, while changes in foreign currency exchange rates contributed $3.8 million.  Sales were higher in commercial power equipment, ATV, and replacement markets, but relatively weak demand contributed to lower sales in the consumer lawn and garden market.  Sales were also down in the styled wheels and high speed markets. Power transmission belt sales also declined year-over-year, primarily reflecting the soft lawn and garden market.

Segment EBIT for the three months ended September 30, 2005 of $5.1 million, represented a 54% reduction from the third quarter of 2004.  EBIT for the nine months ended September 30, 2005 fell 11% from the prior year.  Included in the nine-month period was a $3.6 million gain recognized from proceeds associated with certain legal actions.  Lower demand in the lawn and garden, styled wheels and high speed market, lower production levels across the segment, particularly in the third quarter of 2005, and higher energy and freight costs more than offset higher selling prices.  Lower production levels will be maintained throughout the remainder of this year in order to continue reducing inventories to more acceptable levels, which could place negative pressure on future results.  Net sales and EBIT are generally higher in the first half of the year due to peak sales volumes in the outdoor power equipment market.

In the first quarter of 2005, the Company announced plans to close its power transmission belt plant in Red Wing, Minnesota.  The closure is an effort to reduce operating expenses by optimizing capacity utilization in other production facilities.  Total expenses related to these activities are expected to approximate $1.9 million.  In the three and nine months of 2005, $0.5 million and $1.1 million of expenses, respectively, related primarily to termination benefits associated with the shutdown.

Construction Materials

Net sales in the Construction Materials segment were $235.1 million in the third quarter of 2005, up 9% from the third quarter of 2004.  For the year-to-date period, sales grew 21% over last year to $634.6 million.  Nine month results for 2005 reflect higher selling prices and increased demand across most product lines compared to 2004, predominately in insulation and domestic roofing EPDM and TPO membranes.  Demand in the third quarter of this year was not as strong as the prior two quarters as dealers and distributors were increasing inventory levels ahead of anticipated price increases.

Segment EBIT was $42.6 million in the third quarter of 2005, up 26% from the prior year.  For the nine-month period, EBIT grew 41%, up from $68.3 million in 2004 to $96.0 million in 2005.  Selling price increases had a positive impact on the three and nine-month periods, offsetting higher costs for raw materials.  Included in segment earnings for the three months ended September 30, 2005 was $4.2 million of equity income related to the Company’s 25% minority share in its European joint venture, Icopal.  This compares to $3.2 million recognized in the same 2004 period.  The current year nine-month period reflects income of $0.6 million related to Icopal as compared to  $0.3 million for the nine months ended September 30, 2004.  Also, included in the results for the nine-month period ending September 30, 2005 was a $1.3 million gain recorded from the receipt of insurance proceeds related to a fire at a small coatings and waterproofing plant that occurred in 2002, as well as a gain of $1.3 million recognized on the sale of property.  Results for the 2004 nine-month period included a gain of $1.9 million also related to insurance proceeds.

Net sales and EBIT are generally higher for this segment in the second and third quarters of the year due to increased construction activity during these periods.  Raw material and higher energy costs continue to be a concern for the remainder of the year.  The Company believes selling price increases will help to offset some of these costs, but is uncertain as to the extent and thus future earnings could be negatively impacted.

Transportation Products

Net sales in the Transportation Products segment were up 26% in the third quarter of 2005 as compared to the third quarter of 2004, and 26% higher in the nine-month period of 2005 as compared to last year.  With the exception of the tank trailer business, sales were up substantially in all product lines in both three and nine-month periods, led by growth in the large construction and material hauling markets.  An increase in sales of hydraulic tail units and hydraulic detachable trailers was the primary driver for the growth in the construction market, while higher sales of pneumatic bulk tanks and construction live-bottoms were the primary contributors to the growth in the material hauling market.  Overall, higher sales resulted from a combination of higher selling prices, increased volumes and more favorable product mix.

EBIT was also up significantly for both the three and nine months ended September 30, 2005 compared to the same periods in 2004.  Higher selling prices as well as favorable absorption of overhead costs driven by increased demand were the primary contributors to the improvement.  While demand has remained strong throughout 2005 and backlog remains robust going into the fourth quarter, it is uncertain how long demand will hold at these historic levels.

Specialty Products

Third quarter 2005 sales in the Specialty Products segment were comparable to last year.  Sales of heavy friction blocks and relined brake shoes were higher in the third quarter of 2005 as compared to last year, but were partially offset by lower sales of industrial braking systems resulting from lower demand.  Aided by a relatively strong first quarter, sales grew 7% in the nine-month period of 2005 as compared to the prior year.   On a year-to-date basis, sales were up in most product lines reflecting increased demand and higher selling prices.

EBIT dropped 39% in the third quarter of 2005 as compared to 2004, reflecting increased freight and raw material costs and continued production inefficiencies.  For the nine-month period, EBIT grew 2%, impacted primarily by increased raw material costs and production inefficiencies, offset by higher selling prices and volumes.  Continued increases in raw material and freight costs could negatively impact future earnings in this segment.

In July, 2005, the Company acquired 100% of the heavy-duty brake lining and brake shoe assets of Zhejiang Kete (“Kete”).  The acquisition of Kete is expected to enhance Carlisle Motion Control’s focused position in the heavy-duty truck brake lining market.  In October, 2005, the Company acquired the off-highway brake assets of ArvinMeritor, Inc. for approximately $39.0 million.  These assets will allow for the expansion of the off-highway brake business.  Please refer to the Acquisition section of Management’s Discussion and Analysis for further detail on these acquisitions.

General Industry (All Other)

Overall, net sales for the businesses reported in General Industry were down slightly in the third quarter of 2005 as compared to last year.  Improved third quarter performance at Carlisle Systems and Equipment (including Carlisle Process Systems, Carlisle Walker Stainless and CPS Pharma), Carlisle FoodService and Tensolite were offset by sharply lower sales at Johnson Truck Bodies, whose results include the effect of an ongoing labor dispute that began in April of this year.  For the nine-month period ended September 30, 2005, sales dropped approximately 4% from the prior year.  Higher sales at Carlisle FoodService and Tensolite in the nine-month period were offset by lower sales at Johnson Truck Bodies and Carlisle Systems & Equipment, where higher sales in the cheese equipment market resulting from a large project in the southwest United States were more than offset by lower sales at the Company’s European operations.  Sales at Carlisle FoodService grew 3% over the third quarter of last year and 3% in the nine-month period despite lower sales of sanitary maintenance products.  The most significant event impacting the current-year three and nine-month periods was the labor dispute at Johnson Truck Bodies, which contributed to the year-over-year reduction in sales of $5.4 million in the third quarter, and $16.9 million year-to-date.

EBIT fell 7% in the third quarter of 2005 and 16% in the nine-month period as compared to last year.  The current year quarter and year-to-date periods were favorably impacted by improved earnings at Carlisle Systems and Equipment, but were more than offset by unfavorable results at Carlisle FoodService and Johnson Truck Bodies.  Results at Carlisle Systems and Equipment reflect improvement in the cheese equipment as well as the pharmaceutical and stainless equipment businesses.  Earnings at Carlisle FoodService fell in the nine-month period, despite higher sales, primarily as a result of increased freight and material costs.  The ongoing labor dispute at Johnson Truck Bodies had the most significant impact on the 2005 quarter and nine-month results and contributed to a quarterly and year-over-year unfavorable to the prior year of $2.1 million and $6.6 million, respectively.  The labor situation improved somewhat in the third quarter with the hiring of replacement workers and some striking workers returning to work; however, management cannot reasonably estimate the duration of the labor dispute, which could continue to negatively impact future operating results into the fourth quarter of 2005 and into 2006.

On November 7, 2005, the Company announced plans to sell the Carlisle Systems & Equipment businesses reported in the General Industry segment as part of the Company’s commitment to concentrate on its core businesses.  The businesses of Carlisle Systems & Equipment include Carlisle Process Systems, Walker Stainless Equipment, Walker Transportation and CPS Pharma.  After-tax earnings of Carlisle Systems & Equipment included in continuing operations were $2.4 million or $0.08 per diluted share and $5.9 million or $0.19 per diluted share for the three and nine months ended September 30, 2005, respectively, and $1.3 million or $0.04 per diluted share and $5.3 million or $0.17 per diluted share for the three and nine months ended September 30, 2004, respectively.

Discontinued Operations

Losses from discontinued operations, net of tax, were $18.6 million for the third quarter of 2005, and $30.1 million for the nine months ended September 30, 2005.  Results for the current year quarter and year-to-date periods reflect an after-tax loss on the sale of substantially all of the assets of the Company’s discontinued automotive components operations of $10.1 million.  Also impacting results for the three and nine-month period were after-tax reserves of $5.4 million recorded against the retained accounts receivable of the automotive components business related to the Chapter 11 bankruptcy filing of Delphi Corporation on October 8, 2005 as well as losses associated with the liquidation of the remaining assets of this business.  Year-to-date results also reflect an after-tax impairment charge of $8.5 million recorded on the fixed assets of the automotive components operations in the second quarter.  The Company will continue its disposition of the remaining assets of this business during 2005.

Acquisitions

On June 30, 2004, the Company acquired the specialty tire and wheel business of Trintex Corporation for $32.5 million. The operating results of Trintex Corporation since the acquisition are included in the Industrial Components segment.  The Company has completed the allocation of the purchase price among the acquired assets and liabilities assumed, resulting in goodwill of $24.9 million. Allocations among other major asset and liability classes were not material.  The purchase agreement contains an earnout provision based on operating performance over four-year period starting from the acquisition date.   Any future amounts payable under this provision will be treated as a portion of the purchase price and allocated to goodwill.

In July, 2005, the Company acquired 100% of the heavy-duty brake lining and brake shoe assets of Zhejiang Kete (“Kete”) for approximately $34.2 million, of which approximately $28.3 million was paid in July 2005, and the remainder will be paid within one year of the transaction closing date.  Located in Hangzhou, China, Kete is managed by Carlisle Motion Control, which is included in the Specialty Products segment.  The Company has preliminary allocated the purchase price among the assets acquired, resulting in goodwill of approximately $27.8 million.

In October, 2005, the Company acquired the off-highway brake assets of ArvinMeritor, Inc. for approximately $39.0 million.  The acquisition includes manufacturing assets from the ArvinMeritor facilities in York, SC and Cwmbran, South Wales, U.K.  These assets will be transitioned to the off-highway braking systems and specialty friction products operations of Carlisle Industrial Brake & Friction, which is reported in the Specialty Products segment.

Financial Results

Gross margin:   Gross margin (net sales less cost of goods sold expressed as a percent of net sales) for the three months ended September 30, 2005 of 19.1% was above 18.4% recognized in the three months ended September 30, 2004.  For the nine months ended September 30, 2005, gross margin of 19.7% was comparable with the nine-month period of 2004. Increased selling prices generally offset higher raw material costs; however, lower production resulting in increased unabsorbed overhead, certain production inefficiencies as well as increased utility and freight costs had a negative impact on gross margins.

Selling and administrative expenses:  Selling and administrative expenses (“S&A”) of $56.6 million in the third quarter of 2005 were approximately 3% higher than $54.7 million in the third quarter of 2004.  For the nine-month period, S&A was $176.9 million, or 7%, higher than $165.1 million in the nine-month period of 2004.  Higher S&A is primarily attributed to variable expenses that fluctuate with sales.  Selling and administrative expenses, as a percent of net sales, were approximately 9.4% in both the third quarters of 2005 and 2004.  For the year-to-date period, S&A expenses, as a percent of net sales, were 9.6% in 2005 compared to 9.8% in 2004.

Other income, net:  Other income, net, in the third quarter of 2005 was $2.6 million, a decrease of $0.2 million compared to $2.8 million recorded in the third quarter of 2004.  Quarterly results included equity income from the Company’s European roofing joint venture of $4.2 million in 2005, compared to $3.2 million in 2004.  Also included in the current year quarter were losses associated with the Company’s securitization program of $1.2 million, which were higher than $0.5 million recorded in the third quarter of 2004 due to increased utilization to help support working capital and capital expenditure needs.

Other income, net for the nine months ended September 30, 2005 was $2.3 million, which compares to $1.8 million recorded in the 2004 nine-month period.  Included in 2005 results was a gain of $3.6 million on proceeds received from certain legal actions, gains of $0.7 million recognized on the sale of certain assets, and a $1.3 million gain recognized on insurance proceeds received from a fire at a small coatings and waterproofing operation that occurred in 2002.  Also included in 2005 results were equity earnings from the Company’s joint ventures of $1.5 million.  Offsetting these gains were losses of $2.9 million in fees related to the Company’s securitization program and foreign exchange losses recorded on subsidiary debt of $1.4 million.  Year-to-date 2004 results included gains on the receipt of insurance proceeds of $1.9 million and equity earnings of $1.2 million.  Offsetting these gains were expenses of $1.1 million related to the Company’s securitization program.

Interest expense, net:  Net interest expense of $4.5 million for the three months ended September 30, 2005, was $0.8 million higher than the three months ended September 30, 2004.   Net interest expense for the nine-month period of 2005 was $13.1 million, or $1.6 million higher than in the nine-month period of 2004.  The increase was due primarily to higher average borrowings throughout the year, used to support working capital needs, capital expenditures and acquisitions.  Unfavorable positions on the Company’s interest rate swaps relative to last year were more than offset by higher capitalized interest relating to increased capital spending as compared to the prior year.

Receivables:  Receivables of $233.0 million at September 30, 2005 represented a $5.6 million increase over receivables of $227.4 million at December 31, 2004.  Strong sales resulting in higher receivables in some of the Company’s operations were offset by higher collections.

Inventories:  Inventories increased $24.3 million, up from $315.5 million at December 31, 2004 to $339.8 million as of September 30, 2005.  The largest increase in inventories was in the Construction Materials segment resulting from planned builds of inventory levels earlier in the year to meet projected sales demand.

Goodwill:  Goodwill increased $25.6 million from December 31, 2004 to September 30, 2005 reflecting the acquisition of Kete in the Specialty Products segment.

Liquidity and Capital Resources

Sources and Uses of Cash

	Nine Months Ended September 30,
In thousands	2005	2004*
Net cash provided by operating activities	$114,893	$65,637
Net cash used in investing activities	(85,343)	(70,783)
Net cash provided by (used in) financing activities	29,255	(5,139)
Net cash (used in) provided by discontinued operations	(665)	39
Effect of exchange rate changes on cash	(527)	(214)
Change in cash and cash equivalents	$57,613	$(10,460)

*      2004 figures have been reclassified to reflect cash flows from discontinued operations.

Net cash provided by continuing operations of $114.9 million in the nine months ended September 30, 2005 was $49.3 million higher than net cash provided by operating activities of $65.6 million in the first nine months of 2004.  Included in cash provided in the 2004 period were proceeds of $43.0 million received from the Company’s securitization program.  Proceeds from the program were $2.9 million in 2005.  Cash used to fund working capital levels improved for the 2005 nine-month period as compared with the 2004 nine-month period, primarily due to higher collections of accounts receivable during the 2005 period.

Cash used in investing activities was $85.3 million in the first nine months of 2005 compared to $70.8 million in 2004.  Capital expenditures of $76.5 million this year were $24.9 million higher than capital expenditures in 2004, reflecting spending for new production plants for the Construction Materials segment and a new distribution center for Carlisle FoodService.  Cash used in investing activities in 2005 included the acquisition of Kete for approximately $34.2 million, of which approximately $28.3 million was paid in July 2005, and the remainder will be paid within one year of the transaction closing date.  Cash used in investing activities in 2004 included the acquisition of Trintex Corporation, a specialty tire and wheel company, for approximately $32.5 million.  Proceeds from the sale of investments, property and equipment in 2005 included the cash proceeds from the sale of certain assets of the Company’s discontinued automotive components business and the sale of property in the Construction Materials segment.  Proceeds from the sale of investments, property and equipment in 2004 included the sale of properties acquired with the May 2003 acquisition of Flo-Pac, a specialty manufacturer of brooms, brushes, rotary brushes and cleaning tools in the sanitary maintenance market, reported in the General Industry segment.

Cash provided by financing activities of $29.3 million for the nine months ended September 30, 2005 compared to cash used of $5.1 million in the 2004 nine-month period.  Short-term borrowings in the first nine months of 2005 included borrowings required to fund organic growth as well as $39.0 million of borrowings on September 30, 2005 to fund the acquisition of certain assets of ArvinMeritor.  The ArvinMeritor acquisition did not close until October 7, 2005 resulting in the increased cash and cash equivalents balance at September 30, 2005.  The Company also used approximately $36.0 million to finance the purchase of 0.5 million shares of its common stock which was partially offset by proceeds for the exercise of stock options.

On June 9, 2005, the Company replaced its three-year $250.0 million syndicated revolving credit facility with a five-year $300.0 million revolving credit facility (the “2005 Facility”).  The 2005 Facility provides for grid-based interest pricing based on the credit rating of the Company’s senior unsecured bank or other unsecured senior debt and the Company’s utilization of the 2005 Facility.  The 2005 Facility requires the Company to meet various restrictive covenants and limitations including minimum consolidated total leverage and minimum consolidated net worth ratios.  The Company had $250.0 million available under this facility as of September 30, 2005.

On July 20, 2005, the Company renewed its accounts receivable securitization facility and increased the advances it is permitted to receive under the program from $125 million to $150 million.  As of September 30, 2005, $27.1 million was available under the Company’s $150.0 million receivables facility.

The Company also maintains a $55.0 million uncommitted line of credit, of which $2.9 million was available as of September 30, 2005.

The following table quantifies certain contractual cash obligations and commercial commitments at September 30, 2005:

		Remaining
In thousands	Total	in 2005	2006	2007	2008	2009	Thereafter
Short-term credit lines and long-term debt	$404,165	$116,147	$6,267	$150,175	$112,896	$162	$18,518
Interest on long-term debt(1)	59,334	4,771	19,123	9,253	4,024	1,446	20,717
Noncancelable operating leases	84,680	4,269	14,497	12,274	9,284	7,812	36,544
Purchase obligations	29,534	6,080	23,454	—	—	—	—
Total Commitments	$577,713	$131,267	$63,341	$171,702	$126,204	$9,420	$75,779

(1)       Future expected interest payments are calculated based on the stated rate for fixed rate debt and the effective interest rate as of September 30, 2005 for variable rate debt.

The above table does not include $90.4 million of other long-term liabilities.  Other long-term liabilities consist primarily of pension, post-retirement, deferred income tax and warranty obligations.  Due to factors such as return on plan assets, disbursements, contributions, and timing of warranty claims, it is not estimable when these will become due.

The Company previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $5.2 million to its pension plans in 2005.  The Company subsequently revised this estimate to $5.8 million in the second quarter of 2005.  As of September 30, 2005, $8.8 million had been contributed to the plans and additional minimum contributions of $0.1 million are expected for the remainder of 2005.  The increase in contributions from the previous estimates allowed the Company to reduce its variable PBGC premiums.

The Company maintains defined contribution plans to which it has contributed $6.9 million during the nine months ended September 30, 2005.  Full year contributions are expected to approximate $8.8 million.

At September 30, 2005, letters of credit amounting to $51.3 million were outstanding, primarily to provide security under insurance arrangements and certain borrowings.

The Company has financial guarantee lines in place for certain of its operations in Asia and Europe to facilitate working capital needs, customer performance and payment and warranty obligations.  At September 30, 2005, the Company had issued guarantees of $11.1 million, of which $8.7 million represents amounts recorded in current liabilities.  The fair value of these guarantees is estimated to equal the amount of the guarantees at September 30, 2005, due to their short-term nature.

In the third quarter of 2005, the Company sold certain assets and liabilities of its discontinued Automotive Components segment.  The transaction included the assumption of certain real estate and equipment leases by the buyer for which the Company has guaranteed.  The leases guaranteed by the Company expire in 2007, 2009 and 2011 and have total minimum lease payments of $3.2 million as of September 30, 2005.  The Company believes that the purchaser will fulfill all obligations required by those lease agreements.

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

Backlog

Backlog from continuing operations at September 30, 2005 of $328.0 million was 12% lower than $370.7 million one year ago and 6% lower than backlog as of June 30, 2005.   The decline as compared to the prior year is primarily due to lower backlog in the General Industry segment as a large project for Carlisle Systems and Equipment in the southwestern U.S. nears completion.  This decline is partially offset by higher backlog in the Transportation Products segment.

Discontinued Operations

In 2004, in ongoing efforts to streamline its businesses, the Company decided to exit its Automotive Components segment consisting entirely of Carlisle Engineered Products, the plastic components operation of Carlisle Tire & Wheel Company in the Industrial Components segment and the pottery business of Carlisle FoodService in the General Industry segment.

Net sales and loss before income taxes from discontinued operations by segment were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In thousands	2005	2004	2005	2004
Net sales:
Automotive Components	$14,809	$50,574	$117,802	$160,762
Industrial Components	—	327	—	6,100
General Industry	—	570	245	1,415
Net sales from discontinued operations	$14,809	$51,471	$118,047	$168,277
Loss before income taxes
Automotive Components	$(27,752)	$(1,247)	$(44,174)	$(988)
Industrial Components	(33)	(3,153)	(413)	(6,415)
General Industry	—	(1,187)	(1,481)	(2,367)
Loss before income taxes from discontinued operations	$(27,785)	$(5,587)	$(46,068)	$(9,770)

In the second quarter of 2005, the Company completed the sales of the plastics components operations of Carlisle Tire & Wheel Company and the pottery business of Carlisle FoodService resulting in losses of $1.0 million and $0.1 million, respectively.  The 2004 results included an impairment charge against the fixed assets of the plastics components business of $0.5 million, which was recorded in the second quarter of 2004, and $0.6 million of impairment charges against the fixed assets of the pottery business, recorded in the third quarter of 2004.

In the third quarter of 2005, the Company completed the sales of certain assets and liabilities of the Automotive Components segment, which resulted in loss of $16.4 million.  Not included in these transactions were certain assets of two small manufacturing facilities as well as certain trade accounts receivables, which included amounts due from Delphi Corporation.  On October 8, 2005, Delphi Corporation filed for bankruptcy protection under chapter 11 of the U.S. Bankruptcy Code.  Included in the results for the third quarter of 2005 were impairment charges totaling $8.2 million reflecting a reserve against the retained receivables primarily associated with the commenced Delphi Corporation bankruptcy filing and reserves for losses associated with the liquidation of the remaining assets.  The Company had previously recorded a $13.0 million impairment charge against the fixed assets of this business in the second quarter of 2005.  The Company is actively marketing the remaining assets.  The ultimate loss on the discontinuance of the Automotive Components segment will be determined upon the sales or other disposition of the remaining assets.

Total assets held for sale by segment were as follows:

	September 30,	December 31,
In thousands	2005	2004
Assets held for sale by segment:
Automotive Components	$4,715	$64,352
Industrial Components	—	477
General Industry	—	2,160
Total assets held for sale	$4,715	$66,989

The major classes of assets and liabilities held for sale included in the Company’s Condensed Consolidated Balance Sheets were as follows:

	September 30,	December 31,
In thousands	2005	2004
Assets held for sale:
Receivables	$1,030	$66
Inventories	1,707	9,743
Prepaid expenses and other current assets	24	6,646
Total current assets held for sale	2,761	16,455
Property, plant and equipment, net	1,954	48,841
Notes receivable and other assets	—	645
Investments and advances to affiliates	—	1,048
Total assets held for sale	$4,715	$66,989

Liabilities associated with assets held for sale:
Accounts payable	$2,878	$21,685
Accrued expenses	185	4,024
Total current liabilities associated with assets held for sale	3,063	25,709
Other long-term liabilities	—	1,970
Total liabilities associated with assets held for sale	$3,063	$27,679

Exit and Disposal Activities

On March 29, 2005, Carlisle Power Transmission, reported in the Industrial Components segment, announced plans to close its plant in Red Wing, Minnesota.  Total costs to exit this facility are estimated at $1.9 million and consist primarily of termination benefits and costs to relocate equipment from the Red Wing facility to other manufacturing locations.  Exit costs of $0.5 million and $1.1 million were incurred during the three and nine months ended September 30, 2005.  Exit and disposal costs of $0.5 million were also incurred during the nine months ended September 30, 2005 by Carlisle FoodService, reported in the General Industry segment, related to the consolidation of a brush manufacturing operation located in California into an existing facility located in Georgia.

Exit and disposal activities for 2004 were approximately $1.0 million for the General Industry segment and $0.1 million for the Industrial Components segment for the nine months ended September 30, 2004. Exit and disposal costs within the General Industry segment were associated with the consolidation of the Flo-Pac operations, acquired in May 2003, into Carlisle FoodService, as well as the relocation of a textile operation within the Carlisle FoodService organization.  In the Industrial Components segment, exit and disposal costs were related to the consolidation of the management teams of Carlisle Tire & Wheel Company and Carlisle Power Transmission initiated in 2003.  Liabilities associated with these activities were substantially paid during 2004.

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

In April 2005, the Company terminated certain interest rate swaps with a notional amount of $75.0 million that hedged the market risk associated with the Company’s fixed rate debt. The termination of those contracts, which were designated as fair value hedges, resulted in a loss of $1.4 million, which will be amortized to interest expense until January 2007, the original termination date of the swap.  There were no interest rate swaps in place as of September 30, 2005.

On June 15, 2005, the Company entered into treasury lock contracts with a notional amount of $150.0 million to hedge the cash flow variability on forecasted debt interest payments associated with changes in interest rates.  These contracts have been designated as cash flow hedges and were deemed effective at the origination date and as of September 30, 2005.  The valuation of these contracts resulted in an asset of $0.4 million as of September 30, 2005.

The Company’s operations use certain commodities such as plastics, carbon black, synthetic and natural rubber and steel.  As such, the Company’s cost of operations is subject to fluctuations as the markets for these commodities change.  The Company monitors these risks, but currently has no derivative contracts in place to hedge these risks.

International operations are exposed to translation risk when the local currency financial statements are translated into U.S. dollars.  Carlisle monitors this risk, but at September 30, 2005 had no translation risk hedges in place.  Overall, currency valuation risk is considered minimal; however, as of September 30, 2005 the Company did have currency hedges in place with a total notional amount of $5.4 million for the purpose of hedging cash flow risk associated with certain customer payment schedules.  The fair value position of these contracts as of September 30, 2005 resulted in a net liability of $0.4 million. As well, in August of 2005, the Company executed a currency hedge with a notional amount of approximately $10.9 million for purposes of hedging the changes in fair value of certain foreign currency denominated Intercompany receivables associated with changes in foreign exchange rates.  The fair value position of this contract resulted in an asset of less than $0.1 million at September 30, 2005.  Less than 12% of the Company’s revenues for the nine months ended September 30, 2005 are in currencies other than the U.S. dollar.

Item 4. Controls and Procedures

(a) Under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation and as of September 30, 2005, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective.

(b) There were no significant changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (a) above that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.                Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s repurchases of equity securities during the period of July 1 through September 30, 2005 were as follows:

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
			Part of Publicly	Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plans or
Period	Shares Purchased	per Share	Programs	Programs
July 1 - 31, 2005	144,700	$65.07	144,700	665,545
August 1 - 31, 2005	150,000	65.60	150,000	515,545
September 1 - 30, 2005	—	—	—	515,545
Total	294,700	$—	294,700	515,545

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

Carlisle Companies Incorporated

Date: November 8, 2005	By:	/s/ Carol P. Lowe
Name: Carol P. Lowe
Title: Vice President and Chief Financial Officer