Form 10-K
period 2005-12-31
CARLISLE COMPANIES INC
filed 2006-03-13
CIK 790051

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number 1-9278

CARLISLE COMPANIES INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	31-1168055
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

13925 Ballantyne Corporate Place, Suite 400, Charlotte, North Carolina 28277	(704) 501-1100
(Address of principal executive office, including zip code)	(Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common stock, $1 par value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒       Accelerated filer ☐           Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

As of February 24, 2006, 29,318,262 shares of common stock of the registrant were outstanding; the aggregate market value of the shares of common stock of the registrant held by non-affiliates was approximately $2,012,112,321 based upon the closing price of the common stock on the New York Stock Exchange on June 30 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 20, 2006 are incorporated by reference in Part III.

Part I

Item 1. Business

Overview

Carlisle Companies Incorporated (“Carlisle” or the “Company”) was incorporated in 1986 in Delaware as a holding company for Carlisle Corporation, whose operations began in 1917, and its wholly-owned subsidiaries. Carlisle is a diversified manufacturing company consisting of nine operating companies which manufacture and distribute a broad range of products. Additional information is contained in Items 7 and 8.

Concurrent with a change in segment management effective November 7, 2005, the Company reorganized its previously reported five reportable segments into three segments: Construction Materials, Industrial Components and Diversified Components.

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

The Company’s executive management role is to (i) provide general management oversight and counsel in a manner consistent with the Company’s decentralized management approach, (ii) manage the Company’s portfolio of businesses including identifying acquisition candidates and assisting in acquiring candidates identified by the operating companies, as well as identifying businesses for divestiture in an effort to optimize the portfolio, (iii) allocate and manage capital, (iv) evaluate and motivate operating management personnel, and (v) provide selected other services.

The Company strives to be the low cost manufacturer in the various niche markets it serves. The Company is dedicated to achieving low cost positions and providing service excellence based on, among other things, superior quality, on-time delivery and short cycle times.

The Company’s primary financial objectives for continuing operations in 2006 include: (i) maintain a strong and flexible balance sheet, (ii) realize return on beginning net equity at greater than 15%, (iii) grow organic sales at 150% of the percentage growth of United States of America (“United States” or “U.S.”) national gross domestic product, (iv) continuously increase sales per salaried employee, and (v) maintain a return on invested capital at greater than 10%. These are goals the Company strives to achieve. The Company may not be successful in each instance. For more information, see the “Forward-Looking Statements” disclosure in Item 7.

Acquisitions and Divestitures

The Company has a long-standing acquisition program. Traditionally, the Company has focused on acquiring new businesses that can be added to existing operations (“bolt-ons”). In addition, the Company considers acquiring new businesses which can operate independently from other Carlisle companies. Factors considered by the Company in making an acquisition include consolidation opportunities, technology, customer dispersion, operating capabilities and growth potential. In 2005, the Company completed two bolt-on acquisitions. In July, the Company acquired the heavy-duty brake lining and brake shoe assets of Zhejiang Kete for approximately $34.2 million. In October, the Company acquired the off-highway brake assets of ArvinMeritor, Inc. for approximately $39.0 million. For more details regarding acquisitions completed over the past three years, see Note 9 to the Consolidated Financial Statements in Item 8.

The Company also continually assesses its portfolio of businesses from the standpoint of both industry attractiveness and business unit strength. In 2005, the Company sold substantially all of the operations comprising the automotive business conducted by the Company’s wholly-owned subsidiary, Carlisle Engineered Products, to The Reserve Group of Akron, Ohio. For more details regarding the consolidation, closure, and divestiture of the Company’s businesses during the past three years, see Notes 17 and 18 to the Consolidated Financial Statements in Item 8 and “Discontinued Operations” below.

Information on the Company’s revenues, earnings and identifiable assets for continuing operations by industry segment for the last three fiscal years is as follows (amounts in thousands):

Financial Information About Industry Segments

	2005	2004	2003
Sales to Unaffiliated Customers (1)
Construction Materials	$865,652	$721,958	$579,367
Industrial Components	747,859	727,189	622,435
Diversified Components	596,099	550,683	490,780
Total	$2,209,610	$1,999,830	$1,692,582

Earnings before interest and income taxes
Construction Materials	$131,844	$94,478	$77,172
Industrial Components	55,253	61,067	58,306
Diversified Components	51,750	39,344	38,363
Corporate (2)	(29,381)	(21,431)	(19,700)
Total	$209,466	$173,458	$154,141

Identifiable Assets (3)
Construction Materials	$401,348	$345,146	$285,238
Industrial Components	520,723	549,090	471,547
Diversified Components	443,363	353,354	356,134
Corporate (4)	89,080	83,271	94,307
Total	$1,454,514	$1,330,861	$1,207,226

(1)	Intersegment sales or transfers are not material
(2)	Includes general corporate expenses
(3)	Assets for 2003 have been revised to exclude the effect of the Company’s Receivables Facility (See Note 2 to the Consolidated Financial Statements in Item 8)
(4)	Consists primarily of cash and cash equivalents, facilities, and other invested assets

A reconciliation of assets reported above to total assets as presented on the Company’s Consolidated Balance Sheets in Item 8 is as follows:

	2005	2004
Total Identifiable Assets by segment per table above	$1,454,514	$1,330,861
Assets held for sale of discontinued operations (1)	108,743	170,380
Total assets per Consolidated Balance Sheets in Item 8	$1,563,257	$1,501,241

(1)  See Note 17 to the Consolidated Financial Statements in Item 8.

Description of Businesses by Reportable Segment

Construction Materials

The Construction Materials segment includes Carlisle SynTec (“SynTec”). SynTec manufactures and sells rubber (EPDM), FleeceBACK® and thermoplastic polyolefin (TPO) roofing systems for non-residential low-slope roofs. In addition, SynTec markets and sells poly vinyl chloride (PVC) membrane and accessories purchased from third party suppliers. Through its Hunter Panels operation, SynTec manufactures and distributes energy-efficient rigid foam insulation panels for substantially all roofing applications. SynTec roofing materials and insulation manufactured by Hunter Panels are sold together in warranted systems or separately in non-warranted systems to the new construction, re-roofing and maintenance, general construction and industrial markets. Through its Carlisle Coatings and Waterproofing operation, SynTec manufactures and sells liquid and spray-applied waterproofing membranes, vapor and air barriers, and HVAC duct sealants and hardware for the commercial and residential construction markets. The roofing systems, as well as the coatings and waterproofing products, are sold through a network of authorized sales representatives and distributors.

SynTec operates manufacturing facilities located throughout the United States, its primary market. In 2004, SynTec announced plans to construct a TPO roofing manufacturing facility in Tooele, Utah to produce TPO single-ply roofing membranes and related accessories. This facility began production in the fourth quarter 2005 and complements SynTec’s TPO facility in Senatobia, Mississippi. With respect to its insulation operations in 2005, SynTec announced the construction of new insulation facilities in Tooele, Utah and Smithfield, Pennsylvania. These two new insulation facilities will complement the four existing insulation operations in Kingston, New York, Franklin Park, Illinois, Lake City, Florida and Terrell, Texas. SynTec’s EPDM manufacturing operations are located in Carlisle, Pennsylvania and Greenville, Illinos.

Raw materials include EPDM polymer, TPO polymer, carbon black, processing oils, solvents, asphalt, MDI, polyol, polyester fabric, black facer paper, OSB clay and various metal cans as well as cardboard boxes for product packaging. Critical raw materials generally have at least two vendor sources to better assure adequate supply. For raw materials that are single sourced, the vendor typically has multiple processing facilities to better assure adequate supply. In general, SynTec believes that sufficient quantities of raw materials can be obtained through normal sources to avoid interruption of production in 2006.

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

SynTec serves a large and diverse customer base. No customer represented more than 12% of this segment’s revenues in 2005.

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

Industrial Components

The Industrial Components segment is comprised of Carlisle Tire & Wheel Company (“CT&W”) and Carlisle Power Transmission (“Carlisle PT”). CT&W manufactures and sells bias-ply, non-automotive rubber tires as well as stamped and roll-formed steel wheels. These products are sold by direct sales personnel to original equipment manufacturers (“OEMs”), mass merchandisers and various tire and wheel distributors located primarily in the U.S. and Canada. Primary markets served by CT&W include lawn and garden – outdoor power equipment mass merchant, lawn and garden – outdoor power equipment dealer, trailer, all-terrain vehicle, golf cart, agriculture, and the related aftermarkets. CT&W also manufactures and sells styled wheels to the automotive aftermarket. Individual project managers are assigned to each of these various markets and are responsible for strategy development, product concept and development as well as product life cycle management.

Carlisle PT manufactures and sells industrial belts and related components to OEMs, mass merchandisers and various wholesale and industrial distributors located primarily in the U.S. and Canada. Carlisle PT also sells processed raw materials to OEMs. All sales are made by direct sales personnel. Primary markets served by Carlisle PT include lawn and garden, home appliance, power sports/recreational vehicles, fitness, agriculture, and the related aftermarkets.

CT&W and Carlisle PT each operate manufacturing facilities in the United States and jointly operate a manufacturing facility in Shenzhen, China.

CT&W’s primary raw materials include steel used to manufacture wheels, as well as rubber and other oil based commodities required for tire production. Raw materials used by Carlisle PT include rubber, various textile cords and oil based commodities required for belt production. Both companies source their raw materials worldwide to better assure adequate supply. CT&W and Carlisle PT believe that sufficient quantities of their respective raw materials can be obtained through normal sources to avoid interruption of production in 2006.

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

(iii)          Inventories are maintained in sufficient quantities to meet forecasted demand and are generally higher in the fourth and first quarters to meet seasonal demand. Inventories tend to increase in the fourth quarter in advance of anticipated seasonal demand.

CT&W and Carlisle PT each have several significant OEM customers, however, no individual customer accounted for more than 12% of segment sales in 2005.

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

Diversified Components

The Diversified Components segment is comprised of (i) Trail King Industries (“Trail King”) and Johnson Truck Bodies, the Company’s specialty trailer and truck body operations, (ii) Motion Control Industries (“Motion Control”) and Carlisle Industrial Brake & Friction (“CIBF”), the Company’s braking operations, (iii) Tensolite, the Company’s high performance wire and cable operations, and (iv) Carlisle FoodService Products, the Company’s foodservice operations.

Trail King manufactures and sells truck trailers to a variety of markets. Sales are categorized as follows:  (i) construction – includes open-deck trailers used by contractors for hauling equipment to and from sites or by rental companies for equipment delivery, (ii) material hauling – includes various dump trailer lines, such as steel bottom-dumps, side-dumps, end-dumps and live-bottoms as well as aluminum end dump and pneumatic bulk tank trailers, (iii) specialized – includes large-capacity multi-unit trailers and specially designed trailers for specific hauling purposes, and (iv) commercial – includes trailers sold for use by truckers for over-the-road hauling and general freight. A majority of Trail King’s sales are to dealers with the balance sold direct to end-users such as rental companies, national accounts, heavy-haulers and waste haulers. Trail King operates manufacturing facilities in the U.S., which is its primary market.

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

Trail King’s raw materials include aluminum, high-tensile steel, lumber, tires, axles, suspensions, hydraulic and electrical components. The raw materials and components used by Johnson Truck Bodies include refrigeration compressors, eutectic holdover plates, mechanical blower refrigeration systems, hydraulic liftgates, fiberglass, polyester resins, polyurethane foam resins, steel, aluminum, plywood, and cast and stainless steel hardware. Critical raw materials generally have at least two vendor sources to better assure adequate supply. Trail King and Johnson Truck Bodies believe that sufficient quantities of their key raw materials can be obtained in 2006.

The operations of Trail King and Johnson Truck Bodies are generally not seasonal in nature.

Trail King and Johnson Truck Bodies’ working capital practices include:

(i)            Standard accounts receivable payment terms of 10 days to 40 days.

(ii)           Standard accounts payable payment terms of 10 days to 60 days.

(iii)          Inventories are maintained in sufficient quantities to meet forecasted demand.

Trail King serves a diverse customer base. Johnson Truck Bodies customer base is more concentrated, however, no individual customer accounted for more than 15% of segment sales in 2005.

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

Motion Control manufactures heavy-duty friction blocks, brake shoes and disc linings as well as braking systems parts; and provides brake shoe remanufacturing and relining for on-highway Class 6, 7 and 8 trucks. These products are sold to heavy-duty truck and trailer OEMs, brake and axle OEMs, as well as through an aftermarket distribution channel by direct sales personnel.

CIBF manufactures braking systems for off-highway and industrial equipment, specialty friction products, as well as brake actuation systems for on-highway towed vehicles. These products are sold to heavy-duty equipment OEMs, clutch and brake OEMs, replacement part distributors and trailer distributors by direct sales personnel.

Both companies operate manufacturing facilities in the United States, which is their primary market. In 2005, Motion Control acquired a heavy-duty brake lining and brake shoe facility in Hangzhou, China. The Hangzhou, China facility will be used primarily to export product to the United States. CIBF products are sold into the European market through a light assembly, warehouse operation maintained in Zevenaar, The Netherlands as well as a facility in Cwmbran, Wales. The Cwmbran, Wales facility was part of the Company’s off-highway brake assets acquisition from ArvinMeritor, Inc.

Raw materials used in Motion Control’s friction producing plants include fiberglass, phenolic resin, metallic chips and various other organic materials. Although the supply of fiberglass, resin and metal chips has become more constrained, Motion Control has not encountered any significant availability issues and believes that adequate quantities of its key raw materials can be obtained in 2006. The raw materials used by CIBF are diverse. CIBF’s brake manufacturing operations require the use of various metal products such as castings, pistons, springs and bearings. With respect to its friction products, the raw materials are similar to those described for Motion Control. Although availability of these friction products has become more constrained, CIBF believes that adequate quantities of all of its raw materials can be obtained in 2006.

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

Neither Motion Control nor CIBF has any customer that accounted for more than 15% of segment sales in 2005, with CIBF’s customer base being somewhat more diverse. Motion Control’s relationship with its largest OEM customers impacts aftermarket participation in that acceptance of product by these OEMs facilitates aftermarket sales.

For both Motion Control and CIBF differentiation between competitors is based primarily on price.

Carlisle FoodService Products manufactures and distributes (i) commercial and institutional foodservice permanentware, table coverings, cookware, display pieces, light equipment and supplies to restaurants, hotels, hospitals, nursing homes, schools and correctional facilities, and (ii) industrial brooms, brushes, mops, rotary brushes and carpet care products for industrial, commercial and institutional facilities. The company’s product line is distributed from four primary distribution centers located in Charlotte, North Carolina, Oklahoma City, Oklahoma, Reno, Nevada and Zevenaar, The Netherlands to wholesalers, distributors and dealers. These distributor and dealer customers, in turn, sell to commercial and non-commercial foodservice operators and sanitary maintenance professionals. Distributors and dealers are solicited through subcontracted manufacturer representatives and direct sales personnel. Carlisle FoodService Products operates manufacturing facilities in the United States and Mexico, and sales are made primarily in North America and Europe.

Raw materials used by Carlisle FoodService Products include polymer resins, stainless steel and aluminum. Key raw materials are typically sourced worldwide to better assure adequate supply. Carlisle FoodService Products believes that sufficient quantities of raw material can be obtained through normal sources to avoid interruption of production in 2006.

The operations of Carlisle FoodService Products are generally not seasonal in nature.

The working capital practices of Carlisle FoodService Products include:

(i)            Standard accounts receivable payment terms of 30 days to 60 days.

(ii)           Standard accounts payable payment terms of 30 days to 45 days.

(iii)          Inventories are maintained in sufficient quantities to meet forecasted demand.

Carlisle FoodService Products had significant customers in 2005, however, no individual customer accounted for more than 15% of segment sales in 2005.

Carlisle FoodService Products competes primarily on price, service and product performance.

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

Tensolite raw materials include copper conductors that are plated with tin, nickel or silver, polyimide tapes, PTFE tapes, PTFE fine powder resin, thermoplastic resins, stainless steel, machined metals and plastic parts. Key raw materials are typically sourced worldwide to better assure adequate supply. Tensolite believes that sufficient quantities of raw material can be obtained through normal sources to avoid interruption of production in 2006.

The operations of Tensolite are generally not seasonal in nature.

The working capital practices of Tensolite include:

(i)            Standard accounts receivable payment terms of 30 days to 60 days.

(ii)           Standard accounts payable payment terms of 30 days to 45 days.

(iii)          Inventories are maintained in sufficient quantities to meet forecasted demand. Tensolite custom builds product and, therefore, does not carry significant amounts of raw materials or finished goods.

Tensolite’s markets are highly competitive. Product performance, either mechanical or electrical in nature, is the number one competitive criteria.

Discontinued Operations

As part of its commitment to concentrate on its core businesses, in November of 2005 the Company announced plans to sell the Carlisle Systems and Equipment businesses, consisting of Carlisle Process Systems, Walker Stainless Equipment, CPS Pharma, and Walker Transportation. The Company is actively marketing the Carlisle Systems and Equipment businesses and conducting other actions required to complete the sale of these operations in 2006. In 2004, the Company disclosed plans to sell three businesses including the plastic components operation of Carlisle Tire and Wheel, formerly presented within the Industrial Components segment, the pottery business of Carlisle FoodService, previously reported with the former General Industry segment, as well as all operations of Carlisle Engineered Products, which comprised the former Automotive Components segment. The assets of these operations have met the criteria for, and have been classified as “held for sale” in accordance with SFAS 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.”  As well, results of operations for these businesses, and any gains or losses recognized from their sale, are reported as “discontinued operations” in accordance with SFAS 144.

Principal Products

The Company’s products are discussed above and in additional detail in Note 20 to the Consolidated Financial Statements in Item 8.

Intellectual Property

The Company owns or holds the right to use a variety of patents, trademarks, licenses, inventions, trade secrets and other intellectual property rights. The Company has adopted a variety of measures and programs to ensure the continued validity and enforceability of its various intellectual property rights. While the Company’s intellectual property is important to its success, the loss or expiration of any particular intellectual property right would not materially affect the Company or any of its segments

Backlog

Backlog of orders from continuing operations generally is not a significant factor in most of Carlisle’s businesses, as most of Carlisle’s products have relatively short order-to-delivery periods. Backlog of orders from continuing operations was $298.5 million at December 31, 2005 and $305.6 million at December 31, 2004 and $213.2 million at December 31, 2003.

Government Contracts

At December 31, 2005, the Company had no material contracts that were subject to renegotiation of profits or termination at the election of the U.S. government.

Research and Development

The Company’s research and development expenses from continuing operations were $15.4 million in 2005 compared to $14.6 million in 2004 and $14.9 million in 2003.

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

Employees

The Company had approximately 11,000 employees in continuing operations as of December 31, 2005.

International

For foreign sales, export sales and an allocation of the assets of the Company’s continuing operations, see Note 20 to the Consolidated Financial Statements in Item 8.

NYSE Affirmation

On May 10, 2005, Richmond D. McKinnish, the Company’s Chief Executive Officer, submitted to the New York Stock Exchange (the “NYSE”) the Annual CEO Certification and certified therein that he was not aware of any violation by the Company of the NYSE’s Corporate Governance listing standards.

Item 1A. Risk Factors

The Company’s business, financial condition, results of operations and cash flows can be affected by a number of factors including but not limited to those set forth below, those set forth in our “Forward Looking Statements” disclosure in Item 7 and those set forth elsewhere in this Annual Report on Form 10-K, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results.

The Company’s objective is to achieve organic sales growth at 150% of the U.S. national gross domestic product. As the Company continues to grow organically through the construction of new plants and distribution centers, it must balance the benefits against the risks of expanding its business to a level that cannot be supported through its existing customer base or entry into new markets.

The Company’s growth is partially dependent on the acquisition of other businesses. The Company has a long standing acquisition program and expects to continue acquiring businesses. Typically, the Company considers acquiring businesses which can be added to existing operations (“bolt-ons”). Acquisitions of this type involve numerous risks, which may include potential difficulties in integrating the business into existing operations, increasing dependency on the markets served by certain businesses, and increased debt to finance the acquisitions. The Company also considers the acquisition of businesses which can operate independently of existing operations, which has an increased possibility of diverting management’s attention from its core operations.

Material costs are a significant component of the Company’s cost structure. The Company utilizes petroleum based products, steel and other commodities in its manufacturing processes. Raw materials account for approximately 69% of the Company’s cost increases of goods sold. Significant increases in the price of these materials may not be recovered through sale price and could adversely affect operating results. As well, the Company relies on global sources of raw materials, which could be adversely impacted by slow or unfavorable shipping or trade arrangements.

The Company must balance the inventory it carries with market demand. A significant increase in demand for its products could result in additional inventory demand which could cause a short-term increase in the cost of inventory purchases. A significant decrease in demand could result in an increase of inventory on hand and as well as increased costs due to production cutbacks and ineffeciencies.

The products manufactured may become obsolete due to design or technology changes. The Company’s future operating success may depend upon its ability to redesign or find new applications for its current products or develop new products.

The Company faces increased off-shore competition. Carlisle Tire and Wheel and Carlisle Power Transmission compete against companies that leverage low cost manufacturing through facilities located in outside the United States. While the Company has been price competitive, it may need to adjust its operating strategies to remain competitive against the off-shore competition.

The Company is expanding its operations into China. To compete globally against low-cost manufacturers with operations located outside the United States, the Company has expanded many of its operations into China. Conducting operations within China may cause the Company to be impacted by the political environment within China and trade relations between the United States and Chinese governments. Many of the products manufactured in China are sold in the North American market. Therefore the Company may be impacted by the cost and availability of shipping channels and amount of time required to ship the goods to the intended market. Revenues for sales of products manufactured in China for the North American market are generated predominately in US Dollars. Many of the obligations incurred by these operations are settled in Chinese Renminbi or Hong Kong dollars. Should the US Dollar weaken significantly against the Renminbi or Hong Kong dollar, the Company’s results of operations could be adversely affected. The Company continues to monitor developments in China that may affect its strategy and will hedge its currency risk exposure when deemed effective and prudent.

The Company and the markets it serves can be negatively impacted by significant changes in interest rates. The Company may utilize interest rate swaps or other derivative instruments to mitigate its interest rate, currency and investment risk; however, many of the markets served by Carlisle are impacted by interest rates. A significant rise in interest rates may affect housing starts, curtail construction activities and other capital spending, as well as consumer spending, all of which could have an adverse impact on operating results.

The Company has significant concentrations in the general construction and lawn and garden markets. For the year ended December 31, 2005, approximately 39% of the Company’s revenues, and 55% of its operating income were generated by the Construction Materials segment. Construction spending is affected by economic conditions, changes in interest rates, demographic and population shifts, and changes in construction spending by federal, state, and local governments. A decline in the commercial construction market could adversely affect the Company’s performance.

Approximately 34% of revenues for the year ended December 31, 2005, and 23% of its operating income were generated by the Company’s Industrial Products segment. The businesses in this segment rely heavily on the condition of the lawn and garden market. Softening in this market could place negative pressure on the Company’s results of operations.

The commercial construction market and lawn and garden market can be affected by weather. Adverse weather conditions, such as heavy or sustained rainfall, cold weather and snow can limit construction activity and reduce demand for roofing materials. Weather conditions can also be a positive factor, as demand for roofing materials may rise after harsh weather conditions due to the need for replacement materials. The lawn and garden market is also affected by extreme weather conditions, which could reduce demand for outdoor power equipment.

The Company also serves many specialty niche markets and as such, may be negatively impacted by softening in those markets. In addition to having concentrations in the construction materials and lawn and garden markets, many of the markets served by Carlisle, including the specialty trailer, refrigerated truck bodies, and foodservice products markets, are smaller, niche markets that may experience cyclicality. These market cycles can span a number of years, and while the Company benefits from the upside of these cycles, downturns can negatively affect performance.

Item 1B – Unresolved Staff Comments

None

Item 2. Properties

The number, type, location and size of the Company’s properties as of December 31, 2005 are shown on the following charts, by segment.

	Number and Nature of Facilities			Square Footage (000’s)
Segment	Manufacturing(1)	Warehouse(2)	Office	Owned	Leased

Construction Materials	15	11	15	1,646	1,395

Industrial Components	19	31	3	3,228	2,465

Diversified Components	25	9	6	2,463	1,332

Discontinued Operations	10	4	4	777	205

Corporate	0	0	2	0	14

	Locations
Segment	North America	Europe	Other

Construction Materials	38	1	2

Industrial Components	47	0	6

Diversified Components	40	0	0

Discontinued Operations	10	7	1

Corporate	2	0	0

(1)   Also includes facilities which are combined manufacturing, warehouse and office space.

(2)   Also includes facilities which are combined warehouse and office space.

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

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is traded on the New York Stock Exchange. As of December 31, 2005, there were 1,991 shareholders of record.

Quarterly cash dividends paid and the high and low prices of the Company’s stock on the New York Stock Exchange in 2005 and 2004 were as follows:

2005	First	Second	Third	Fourth

Dividends per share	$0.230	$0.230	$0.250	$0.250

Stock Price
High	$72.72	$74.80	$70.79	$70.73
Low	$61.12	$67.65	$59.00	$58.88

2004	First	Second	Third	Fourth

Dividends per share	$0.220	$0.220	$0.230	$0.230

Stock Price
High	$63.57	$64.29	$67.31	$66.35
Low	$54.50	$54.85	$59.07	$56.92

The Company’s repurchases of equity securities during the period October 1 through December 31, 2005 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2005	—	$—	—	515,545
November 1 - 30, 2005	144,600	69.16	144,600	370,945
December 1- 30, 2005	—	—	—	370,945
Total	144,600	$—	144,600	370,945

The Company announced the reactivation of its share repurchase program on August 17, 2004. The program was originally approved on November 3, 1999. The Company initially had authority to repurchase 1,506,445 shares of its common stock.

Item 6. Selected Financial Data.

Five-Year Summary

In thousands except shareholders of record and per share data

	2005	2004*	2003*	2002*	2001*
Summary of Operations

Net Sales	$2,209,610	$1,999,830	$1,692,582	$1,552,205	$1,390,296
Gross margin	$438,916	$389,597	$343,887	$308,803	$263,662
Selling & administrative expenses	$214,887	$201,700	$179,295	$176,430	$168,918
Research & development	$15,386	$14,630	$14,875	$14,709	$11,742
Other (income) expense, net	$(823)	$(191)	$(4,424)	$155	$30,111
Earnings before interest and income taxes	$209,466	$173,458	$154,141	$117,509	$52,891
Interest expense, net	$15,908	$14,378	$13,937	$16,685	$28,237
Income from continuing operations, net of tax	$133,334	$110,612	$94,602	$65,646	$15,645
Basic earnings per share	$4.34	$3.56	$3.08	$2.16	$0.52
Diluted earnings per share	$4.29	$3.52	$3.07	$2.15	$0.52
(Loss) Income from discontinued operations, net of tax	$(26,969)	$(31,000)	$(5,682)	$6,732	$9,196
Basic earnings per share	$(0.88)	$(0.99)	$(0.18)	$0.22	$0.30
Diluted earnings per share	$(0.87)	$(0.98)	$(0.19)	$0.22	$0.30
Income before cumulative effect of change in accounting	$106,365	$79,612	$88,920	$72,378	$24,841
Basic earnings per share	$3.46	$2.57	$2.90	$2.38	$0.82
Diluted earnings per share	$3.42	$2.54	$2.88	$2.37	$0.82
Cumulative effect of change in accounting principle, net of tax	$—	$—	$—	$(43,753)	$—
Basic earnings per share	$—	$—	$—	$(1.44)	$—
Diluted earnings per share	$—	$—	$—	$(1.43)	$—
Net Income	$106,365	$79,612	$88,920	$28,625	$24,841
Basic earnings per share	$3.46	$2.57	$2.90	$0.94	$0.82
Diluted earnings per share	$3.42	$2.54	$2.88	$0.94	$0.82

Financial Position

Net working capital (1)	$288,461	$268,247	$218,203	$131,861	$259,966
Property, plant and equipment, net (Continuing Operations)	$432,749	$386,067	$374,086	$361,240	$356,101
Total assets	$1,563,257	$1,501,241	$1,434,970	$1,328,787	$1,415,724
Long-term debt(3)	$283,297	$259,554	$267,746	$267,739	$440,180
% of total capitalization (2)	28.0	27.1	29.8	32.6	44.9
Shareholders’ equity	$730,239	$698,487	$631,930	$553,077	$540,284

Other Data

Average shares outstanding - basic	30,736	31,032	30,705	30,441	30,260
Average shares outstanding - diluted	31,078	31,409	30,863	30,583	30,450
Dividends paid	$29,608	$27,960	$26,695	$25,887	$24,883
Per share	$0.96	$0.90	$0.87	$0.85	$0.82
Capital expenditures	$101,203	$70,465	$37,427	$30,196	$59,497
Depreciation & amortization	$53,221	$48,941	$47,748	$44,823	$45,713
Shareholders of record	1,991	1,934	2,015	2,170	2,257

*	2004 and prior figures have been revised to reflect discontinued operations and certain reclassifications to conform to 2005 presentation.
See notes 1 and 17 to the Consolidated Financial Statements in Item 8.
(1)	Networking capital defined as total current assets less total current liabilities.
(2)	% of total capitalization defined as long-term debt divided by long-term debt, plus shareholder’s equity.
(3)	Long-term debt includes discontinued operations of $871at December 31, 2005; $1,170 at December 31, 2004; $1,280 at December 31, 2003; $1,715 at December 31, 2002; and $1,627 at December 2001.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

Carlisle Companies Incorporated (“Carlisle”, the “Company”, “we” or “our”) is a diversified manufacturing company focused on achieving profitable growth internally through new product development and product line extensions, and externally through acquisitions that complement our existing technologies, products and market channels. Concurrent with a change in segment management effective November 7, 2005, the Company reorganized its previously reported five reportable segments into three segments: Construction Materials, Industrial Components and Diversified Components. The Company has more than 11,000 employees in nine operating companies from its continuing operations:

•      Construction Materials: SynTec (the “construction materials” business);

•      Industrial Components: Carlisle Tire and Wheel (“CT&W”, or the “tire and wheel” business); Carlisle Power Transmission (“Carlisle PT”, or the “power transmission belt” business);

•      Diversified Components: Carlisle Motion Control and Carlisle Industrial Brake and Friction (together, the “motion control systems” business); Trail King (the “specialty trailer” business); Tensolite (the “high-performance wire and cable” business); Johnson Truck Bodies (the “refrigerated truck bodies” business); and Carlisle FoodService (the “food service products” business).

While Carlisle has offshore manufacturing operations, our markets are primarily in North America. Management focuses on continued year over year improvement in sales and earnings, return on capital employed and return on shareholders’ equity. Resources are allocated to the operating companies based on management’s assessment of their ability to obtain leadership positions in the markets they serve.

Net sales for the year ended December 31, 2005 were 11% higher than for the year ended December 31, 2004. The Construction Materials segment’s organic growth (defined as the increase in net sales excluding the impact of acquisitions and divestitures within the last twelve months) accounted for the majority of the Company’s growth. Acquisitions in the Industrial Components and Diversified Components segment accounted for approximately 14% to the year-over-year growth. Income from continuing operations improved 21% for the current year as compared to 2004. Higher selling prices, implemented to offset rising raw material, utility and freight costs contributed to the improved performance

Net sales for the year ended December 31, 2004 were 18% higher than in 2003. The Construction Materials segment, and to a lesser extent, the Diversified Components segment contributed to the majority of the growth. Income from continuing operations improved 17% over 2003. Higher sales volumes resulting from improved markets, new product introductions and market share gains accounted for the highest percentage of growth.

In efforts to align its businesses with a focus on its core competencies, the Company announced plans to exit the operations of its automotive business. The sale of these assets was substantially completed as of December 31, 2005. In the fourth quarter of 2005, the Company announced plans to exit its Systems and Equipment business, activities of which are expected to be completed in 2006.

2005 Compared to 2004

Consolidated Results of Continuing Operations

Net sales of $2.21 billion for the year ended December 31, 2005 were $209.8 million, or 11%, above 2004 net sales of $2.00 billion. Organic growth, primarily in the Construction Materials and Diversified Components segments, accounted for approximately 86% of the improvement. Acquisitions within the Industrial Components segment and Diversified Components segment contributed approximately $28.8 million. The impact of changes in foreign currency rates was negligible. An increase in selling prices, necessary to offset increased raw material costs, and to a lesser extent, higher sales volumes were the primary contributors to the improved performance.

Gross margin (net sales less cost of goods sold expressed as a percent of net sales) of 19.9% recognized in 2005 was slightly higher than gross margin of 19.5% in 2004. Increased selling prices generally offset higher raw material costs; however, lower production resulting in increased unabsorbed overhead, certain production inefficiencies and increased freight and utility costs had a negative impact on gross margins.

Selling and administrative expenses of $214.9 million for the year ended December 31, 2005 were approximately 7% above $201.7 million in 2004. The majority of the increase was attributable to variable expenses associated with increased sales. As a percent of net sales, selling and administrative expenses were approximately 9.7% and 10.1% for the years ended December 31, 2005 and 2004, respectively.

Research and development expenses of $15.4 million in 2005 were approximately 5% higher than in 2004, primarily relating to increased activity in the Construction Materials segment. As a percent of sales, research and development expenses in 2005 were consistent with last year.

Other income, net of $0.8 million for the twelve months ended December 31, 2005 compared to other income of $0.2 million for the same period in 2004. Included in 2005 results was a gain of $3.6 million on proceeds received from certain legal actions initiated by the Company, gains of $1.5 million recognized on the sale of certain assets, and a $1.3 million gain recognized on insurance proceeds received from a fire at a small coatings and waterproofing operation that occurred in 2002. Also included in 2005 results were equity earnings from the Company’s joint ventures of $3.6 million. Offsetting these gains was a charge of $4.0 million related to a lease arrangement for a closed facility in the Diversified Components segment, expenses of $4.3 million related to the Company’s securitization program and foreign exchange losses recorded on subsidiary debt of $1.4 million. Results for the 2004 period included equity earnings of $3.3 million and gains on the receipt of insurance proceeds of $1.9 million. Offsetting these gains were expenses of $2.7 related to the write-off of assets associated with the spring brake business and $1.8 million of expenses related to the Company’s securitization program.

Earnings before interest and income taxes (“EBIT” or “earnings”) for the year ended December 31, 2005 were $209.5 million, a 21% improvement over $173.5 million recognized in 2004. Most of the improvement occurred in the Construction Materials segment and to a lesser extent, the Diversified Components segment, and offset lower year-over-year earnings in the Industrial Components segment.

Interest expense, net of $15.9 million for the twelve months ended December 31, 2005 was 10% higher than interest expense, net of $14.4 million in 2004. The increase was due primarily to higher average borrowings throughout the year used to support working capital needs, capital expenditures and acquisitions. Unfavorable positions on the Company’s interest rate swaps relative to 2004 were more than offset by higher capitalized interest relating to increased capital spending as compared to the prior year.

Income tax expense of $60.2 million in 2005 represented an effective tax rate of 31.1% and included a benefit of $3.0 million related to a favorable adjustment of the Company’s tax liabilities resulting from the final settlement of the 2002 and 2003 federal tax filings and certain state tax filings from 1997 to 1999. Income tax expense of $48.5 million in 2004 represented an effective tax rate of 30.5% and included a $3.7 million benefit related to favorable federal and state tax settlements.

The Company participated in the US Internal Revenue Service’s pilot real time audit program, Compliance Assurance Process (“CAP”), during 2005. Under the CAP program, material tax issues and initiatives were disclosed to the IRS throughout the year with the objective of reaching agreement as to the proper reporting treatment. The Company believes that this experimental approach will result in reduced tax-related uncertainties, enhanced transparency and reduced administrative costs.

Income from continuing operations, net of tax was $133.3 million, or $4.29 per diluted share, for the year ended December 31, 2005, a 21% improvement over $110.6 million, or $3.52 per diluted share, for the year ended December 31, 2004.

Consolidated Results of Discontinued Operations

Loss from discontinued operations for the year ended December 31, 2005 was $33.6 million as compared to $48.5 million in 2004. Current year results included an impairment charge against fixed assets recorded as well as a loss on the sale of substantially all of the assets of the Company’s discontinued automotive components operations, which in combination totaled approximately $29.2 million before taxes. Also impacting results were after-tax reserves of $7.2 million recorded against the retained accounts receivable of the automotive components business related to the Chapter 11 bankruptcy filing of Delphi Corporation on October 8, 2005 as well as losses associated with the liquidation of the remaining assets of this business. Results for the twelve months ended December 31, 2004 included a pre-tax charge of $40.3 million related to the write-off of goodwill and $4.4 million of other assets associated with the Automotive Components businesses. Results for the Systems and Equipment group were positive in both years, reporting pre-tax earnings of $12.8 million and $11.3 million for the twelve months ended December 31, 2005 and 2004, respectively.

Loss from discontinued operations, net of tax, for the year ended December 31, 2005 was $27.0 million, or $0.87 per diluted share, as compared to $31.0 million, or $0.98 per diluted share in 2004. The effective tax rate for discontinued operations was 19.8% and 36.0%, respectively, for the years ended December 31, 2005 and 2004. The lower benefit rate in 2005 resulted from the reserve of certain deferred tax assets related to loss carryforwards the Company believed may not be realized.

Net Income

Net Income of $106.4 million, or $3.42 per diluted share, for the year ended December 31, 2005 was 34% higher than $79.6 million, or $2.54 per diluted share, for the year ended December 31, 2004.

Acquisitions

In July, 2005, the Company acquired the heavy-duty brake lining and brake shoe assets of Zhejiang Kete (“Kete”) for approximately $34.2 million, of which approximately $28.3 million was paid in July 2005, and the remainder will be paid within one year of the transaction closing date. Located in Hangzhou, China, Kete is managed by Carlisle Motion Control, which is included in the Diversified Components segment. The Company has preliminarily allocated the purchase price among the assets acquired, resulting in goodwill of approximately $27.8 million. The results for operations of this business, since the acquisition, have been included in the Diversified Components segment.

In October, 2005, the Company acquired the off-highway brake assets of ArvinMeritor, Inc. for approximately $39.0 million. The acquisition includes manufacturing assets and inventory from the ArvinMeritor facilities in York, SC, Lexington, KY and Cwmbran, South Wales, U.K. These assets will be transitioned to the off-highway braking systems and specialty friction products operations of Carlisle Industrial Brake & Friction, which is reported in the Diversified Components segment. The Company has preliminarily allocated the purchase price among the assets acquired, resulting in goodwill of approximately $28.0 million. Operating results have been included in the Diversified Components segment since the acquisition date.

On June 30, 2004, the Company acquired the specialty tire and wheel business of Trintex Corporation for $32.5 million. The operating results of Trintex Corporation since the acquisition, are included in the Industrial Components segment. The Company has completed the allocation of the purchase price among the acquired assets and liabilities assumed, resulting in goodwill of $24.9 million. Allocations among other major asset and liability classes were not material. The purchase agreement contains an earnout provision based on operating performance over a four-year period starting from the acquisition date. Any future amounts payable under this provision will be treated as a portion of the purchase price and allocated to goodwill.

2004 Compared to 2003

Consolidated Results of Continuing Operations

Net sales of $2.00 billion in 2004 exceeded 2003 sales of $1.69 billion by 18%. Strong organic growth primarily reflecting higher sales volumes across all segments accounted for approximately 95% of the improvement. Acquisitions growth of $23.8 million in the Industrial Components and Diversified Components segments was partially offset by $10.1 million for the divestiture of the spring brake business in December 2003. Before its divestiture, results of operations for this business were included in the Diversified Components segment. The impact of changes in foreign currency rates was negligible.

Gross margin for the twelve months ended December 31, 2004 was 19.5% as compared to 20.3% recognized for the year ended December 31, 2003. Lower gross margin was primarily due to significant raw material cost increases for oil-based commodities and steel products, which were partially offset by increased sales volume and selling prices.

Selling and administrative expenses of $201.7 million for the year ended December 31, 2004 were 13% higher than $179.3 million in 2003. The majority of the increase was attributable to variable expenses associated with sales volume. As a percent of net sales, selling and administrative expenses were 10.1% and 10.6% for the years ended December 31, 2004 and 2003, respectively. The lower percentage to net sales from 2003 to 2004 primarily reflects the benefits of cost control measures and reorganization actions.

Research and development expenses of $14.6 million in the twelve month period of 2004 were somewhat lower than $14.9 million in 2003. Increased spending in the Construction Materials segment was offset by reductions within the Diversified Components segment.

Other income, net of $0.2 million in 2004 compared to other income of $4.4 million in 2003. Other income, net for the 2004 period included equity earnings of $3.3 million and gains on the receipt of insurance proceeds of $1.9 million. Offsetting these gains were expenses of $2.7 related to the write-off of assets associated with the spring brake business and $1.8 million of expenses related to the Company’s securitization program. Other income, net in the 2003 period included equity earnings of $4.1 million as well as gains associated with the receipt of insurance proceeds of $2.6 million. Offsetting these items were expenses of $1.5 million related to the Company’s securitization program.

Earnings before interest and income taxes of $173.5 million in 2004 were 13% higher than 2003 EBIT of $154.1 million. Improved performance was recognized in all reporting segments, with the majority of the improvement occurring in the Construction Materials segment.

Interest expense, net of $14.4 million for the year ended December 31, 2004 was slightly higher than $13.9 million in the twelve month period of 2003. Lower average borrowings and the effects of interest rate swaps resulted in lower interest expense year-over-year but were offset by reduced interest income and higher interest expense associated with a capital lease.

Income tax expense of $48.5 million for the year ended December 31, 2004 included a benefit of $3.7 million for favorable state and federal tax settlements resulting in an effective rate for 2004 of 30.5%. Tax expense for the year ended December 31, 2003 was $45.6 million, representing an effective tax rate of 32.5% for 2003.

Income from continuing operations, net of tax for the twelve months ended December 31, 2004 was $110.6 million, or $3.52 per diluted share, compared to $94.6 million, or $3.07 per diluted share for the year ended December 31, 2003.

Consolidated Results of Discontinued Operations

Loss from discontinued operations for the year ended December 31, 2004 was $48.5 million as compared to $8.5 million for the year ended December 31, 2003. Results for 2004 reflected a pre-tax charge of $40.3 million related to the write-off of goodwill and $4.4 million of other assets associated with the Automotive Components businesses.

Loss from discontinued operations, net of tax, for the year ended December 31, 2004 was $31.0 million, or $0.98 per diluted share as compared to $5.7 million, or $0.19 per diluted share for the year ended December 31, 2003.

Net Income

Net Income of $79.6 million, or $2.54 per diluted share, was 10% below 2003 net income of $88.9 million, or $2.88 per diluted share.

Acquisitions

On June 30, 2004, the Company acquired the specialty tire and wheel business of Trintex Corporation for $32.5 million. The operating results of Trintex Corporation since the acquisition are included in the Industrial Components segment. Trintex Corporation is a leading manufacturer of semi-pneumatic tires and wheels for lawn and garden and industrial markets.

On May 30, 2003, Carlisle acquired Flo-Pac Corporation, a leading manufacturer of quality brooms, brushes, rotary brushes and cleaning tools in the sanitary maintenance industry for approximately $32.0 million. Results of operations, since the acquisition date for this business have been included in the Diversified Components segment.

Operating Segments

Concurrent with a change in segment management effective November 7, 2005, the Company reorganized its previously reported five reportable segments into three segments; Construction Materials, Industrial Components and Diversified Components. The following table summarizes segment net sales and EBIT. The amounts for each segment should be referred to in conjunction with the applicable discussion below.

In thousands, except percentage			Increase (Decrease)				Increase (Decrease)
	2005	2004*	Amount	Percent	2004*	2003*	Amount	Percent
Net Sales
Construction Materials	$865,652	$721,958	$143,694	19.9%	$721,958	$579,367	$142,591	24.6%
Industrial Components	747,859	727,189	20,670	2.8%	727,189	622,435	104,754	16.8%
Diversified Components	596,099	550,683	45,416	8.2%	550,683	490,780	59,903	12.2%
	$2,209,610	$1,999,830	$209,780	10.5%	$1,999,830	$1,692,582	$307,248	18.2%

Earnings Before Interest and Income Taxes
Construction Materials	$131,844	$94,478	$37,366	39.5%	$94,478	$77,172	$17,306	22.4%
Industrial Components	55,253	61,067	(5,814)	-9.5%	61,067	58,306	2,761	4.7%
Diversified Components	51,750	39,344	12,406	31.5%	39,344	38,363	981	2.6%
Corporate	(29,381)	(21,431)	(7,950)	-37.1%	(21,431)	(19,700)	(1,731)	-8.8%
	$209,466	$173,458	$36,008	20.8%	$173,458	$154,141	$19,317	12.5%

*2004 and 2003 figures have been revised to exclude discontinued operations.

Construction Materials

2005 Compared to 2004

Net sales in the Construction Materials segment were $865.7 million for the year ended December 31, 2005, an increase of 20% over $722.0 million recognized in 2004. Sales were up in all product lines with sales of insulation products as well as domestic roofing ethylene propylene diene terpolymer (“EPDM”) and thermoplastic polyolefin (“TPO”) membrane and accessories accounting for more than half of the increase. Higher selling prices, necessary to combat increased raw material costs, contributed to the improvement. Demand for insulation was not as strong in 2005 as distributors increased inventory levels ahead of anticipated price increases early in the year.

Segment EBIT of $131.8 million for the twelve months ended December 31, 2005 represented a 40% improvement over 2004. As a percent of sales, EBIT was 15.2% in 2005 as compared to 13.1% in 2004. The improvement reflected increased sales across all product lines, which were positively impacted by increased selling prices which more than offset higher raw material costs. Included in segment earnings for the twelve months ended December 31, 2005 was $2.5 million of equity income related to the Company’s 25% minority share in its European joint venture, Icopal. This compares to $2.4 million recognized in the same period of 2004. Also, included in the results for the year ended December 31, 2005 was a $1.3 million gain recorded from the receipt of insurance proceeds related to a fire at a small coatings and waterproofing plant that occurred in 2002, as well as a gain of $0.8 million recognized on the sale of property. Results for the 2004 year included a gain of $1.9 million also related to insurance proceeds.

In 2004, SynTec announced plans to construct a TPO roofing manufacturing facility in Tooele, Utah to produce TPO single-ply roofing membranes and related accessories. This facility began production in the fourth quarter 2005 and complements SynTec’s TPO facility in Senatobia, Mississippi. With respect to its insulation operations in 2005, SynTec announced the construction of new insulation facilities in Tooele, Utah and Smithfield, Pennsylvania. These two new insulation facilities will complement the four existing insulation operations in Kingston, New York, Franklin Park, Illinois, Lake City, Florida and Terrell, Texas. SynTec’s EPDM manufacturing operations are located in Carlisle, Pennsylvania and Greenville, Illinos.

Net sales and EBIT are generally higher for this segment in the second and third quarters of the year due to increased construction activity during these periods. Overall market conditions for commercial roofing continue to look favorable for another strong year going into 2006; however, uncertainties as to interest rates, raw material inflation, energy costs and weather conditions could have negative impacts on the market.

2004 Compared to 2003

Net sales in 2004 were 25% above 2003 with growth in all product lines. Sales of insulation products as well as EPDM and TPO membrane and accessories accounted for 73% of the increase in net sales. The strong growth in insulation was driven by special programs that encourage the use of Carlisle insulation and increased demand for total system warranties. The commercial roofing market showed positive growth beginning in mid-2004. Harsh winters in key EPDM markets, coupled with a resurgence of new construction, fueled demand.

The 22% improvement in 2004 EBIT was primarily a result of increased sales volume and selling price increases, partially offset by product mix, increasing raw material costs and lower earnings at Icopal. Icopal earnings of $2.4 million in 2004 were 20% below 2003 earnings of $3.0 million, primarily due to reorganization expenses incurred in the beginning of 2004.

Industrial Components

2005 Compared to 2004

Net sales for the year ended December 31, 2005 were $747.9 million, a 3% increase over the prior year. Net Sales in the tire and wheel business were 6% above 2004 levels, reflecting higher sales in the outdoor power equipment, all terrain vehicles (“ATV”), and replacement markets offsetting lower sales of styled wheels. Sales price increases implemented to offset higher raw material and utility costs contributed to the improvement and helped to offset weaker demand in the lawn and garden market. Acquisitions contributed $17.5 million to the improvement over 2004. Net sales in the power transmission belt business were down 9% from the prior year reflecting reduced demand in the lawn and garden and agricultural markets. Demand in the distribution market, while down for the year, began to show signs of recovery in the fourth quarter.

Segment EBIT for the current year was down 10% as compared to 2004. Most of this decrease was related to lower earnings in the power transmission belt business relating to continued increases raw materials and higher energy costs as well as increased expenses related to the shut-down of its union facility in Red Wing, MN and start up costs for increased production capacity at its facilities in Fort Scott, KS and Shenzhen, China. Proceeds related to certain legal actions initiated by the Company contributed $3.6 million to earnings for the current year. Earnings were flat as compared to last year in the tire and wheel business. As a percent of sales, EBIT fell from 8.4% in the prior year to 7.4% in the current year, reflecting extended shutdowns and model changeovers by lawn and garden original equipment (“OE”) manufacturers, as well as increased raw material and energy costs, partially offset by increased selling prices.

Net sales and EBIT are generally higher in the first half of the year due to peak sales volumes in the outdoor power equipment market; however, the potential of increased raw material and energy costs and continued softness in the lawn and garden and agricultural markets could place negative pressure on future results.

2004 Compared to 2003

Net sales in 2004 were 17% above 2003. Net sales in the tire and wheel business were 19% above 2003 levels reflecting growth in all product lines. The majority of the improvement resulted from increased demand in the outdoor power equipment and ATV markets. The acquisition of Trintex in June 2004 contributed $12.5 million to the improvement. Net sales in the power transmission belt business grew 10% over 2003 as a result of improvement in the lawn and garden and agricultural markets.

Segment EBIT for the year ended December 31, 2004 increased 5% from 2003. As a percent of net sales, segment EBIT was 8.4% in 2004, down from 9.4% recognized for the year ended December 31, 2003. The reduction in margin was primarily a result of a dramatic rise in raw material costs throughout 2004 for steel and oil-based commodities. Selling price increases implemented in 2004 were not sufficient to fully offset the rise in raw material costs. Production inefficiencies, resulting from an increase in the amount of schedule changes necessary to support strong sales demand, labor shortages, the ramp up of production at the China operation and an unfavorable sales mix of lower margin products also negatively affected 2004 results.

Diversified Components

2005 Compared to 2004

Net sales for this segment in 2005 increased 8% over the prior year. Strong demand in the specialty trailer business contributed to the majority of the year-over-year increase. The acquisitions of two brake businesses contributed approximately $11.3 million in net sales for the current year. Higher sales at these operations were supplemented by higher sales in the foodservice products and high-performance wire and cable businesses. Partially offsetting these improvements were lower sales at the Company’s refrigerated truck bodies business partially attributable to a labor strike that began in the first quarter of this year and ended in the fourth quarter.

Segment EBIT for the current year increased 32% as compared to 2004. As a percent of net sales, EBIT improved from 7.1% in 2004 to 8.7% in 2005. The majority of the improvement was a result of higher earning in the specialty trailer business, which reflects a combination of stronger demand and increased selling prices implemented to combat the rising costs of steel which occurring in 2004. Performance at the Company’s motion control systems businesses also showed improvement over the prior year, which was favorably impacted by acquisitions occurring in the late third and early fourth quarters. These improvements were in spite of losses associated with the aforementioned labor strike at the Company’s refrigerated truck bodies business. Also negatively impacting segment results in 2005 was a $4.0 million charge related to a lease arrangement for a closed facility in the high-performance wire and cable business, which overshadowed its improved performance driven by higher demand.

Market conditions look favorable for positive growth in this segment going into 2006; however, businesses in this segment are affected by raw material inflation, and other economic factors such and interest rates and energy costs which could place negative pressure on growth.

2004 Compared to 2003

As compared to the year ended December 31, 2003, net sales increased 12% in the twelve months ended December 31, 2004. With the exception of the refrigerated truck bodies business, which enjoyed a strong 2003, sales were higher in each of the businesses in this segment. The specialty trailer business posted the largest growth, accounting for more than 40% of segment growth on increased demand over the prior year.

Sales in the Company’s foodservice products business increased 15% over 2003, of which half was a result of the acquisition of Flo-Pac in May 2003. Net sales at the Company’s high-performance wire business were 15% above 2003 on increased sales in all product lines. Net sales at the Company’s motion control systems business also reported an increase in sales, up 4% from the prior year on strong demand in the off-highway and industrial equipment market. Net sales in 2003 included $10.1 million from the spring brake business, which was divested in December of 2003.

Segment EBIT for the twelve months ended December 31, 2004 was 3% higher than in 2003. With the exception of the foodservice products and refrigerated truck bodies businesses, earnings improvements were reported in all businesses in this segment. The decrease in earnings associated with the refrigerated truck bodies business, was a result of an unfavorable sales mix as compared to the prior year and an inability to pass along price increases in response to a surge in raw material costs. Increased earnings at the Company’s motion control systems businesses improved primarily as a result of improved manufacturing efficiencies gained by the consolidation of business units under one management team, which offset a $2.6 million charge related to the write-off of certain assets of the spring brake business. Earnings improvements throughout the remaining businesses in this segment were primarily related to increased sales volumes aided by increased selling prices and acquisitions. Though earnings were up in the year, as a percent of sales EBIT declined to 7.1% in 2004, down from 7.8% in 2003. Lower margins were reported in the foodservice products and refrigerated truck bodies businesses as a result of increased raw material costs in excess of increased selling prices.

Corporate

Corporate expenses increased 37% for the twelve months ended December 31, 2005 as compared to 2004 primarily attributable foreign exchange losses on subsidiary debt, an increase in the utilization of the Company’s securitization program as well as the addition of staffing necessary to achieve the Company’s strategic objectives. Corporate results were also negatively impacted in comparison to the prior year as a result the favorable settlement of certain product liability claims and favorable adjustments to insurance reserves recorded in 2004. Offsetting these items were lower costs relating to internal and external audit fees, which were higher in 2004 as a result of the implementation of the Sarbanes-Oxley Act. As compared to the year ended December 31, 2003, corporate expenses were higher in 2004 primarily attributable to an increase in internal and external audit costs related to the initial implementation of certain sections of the Sarbanes-Oxley Act. As a percent of net sales, corporate expenses were 1.3%, 1.1% and 1.2% in 2005, 2004 and 2003, respectively.

Balance Sheet

Receivables of $163.3 million at December 31, 2005 represented a $38.9 million decrease as compared to receivables of $202.1 million at December 31, 2004. Higher collections were partially offset by an increase in receivables related to improved sales.

Inventories increased $38.9 million, up from $297.2 million at December 31, 2004 to $336.1 million as of December 31, 2005. The largest increase in inventories occurred in the Construction Materials segment resulting from planned builds of inventory levels to meet projected sales demand.

Goodwill, net, of $323.6 million at December 31, 2005 increased $54.4 million from December 31, 2004 as a result of the acquisition of two braking businesses in the third and fourth quarters of 2005.

Non-current assets held for sale of $43.0 million at December 31, 2005 were 56% below $96.8 million at December 31, 2004, reflecting the sale of a substantial portion of the assets of the Automotive Components business in 2005 as well as a write-down to fair value of those assets prior to the sale.

Property, plant and equipment, net, increased by $46.6 million from $386.1 million at December 31, 2004 to $432.7 million at December 31, 2005 primarily as a result of increased capital spending, primarily in the Construction Materials segment related to the construction of new production facilities and in the Diversified Components segment related to the construction of a new distribution center for the Company’s foodservice products business.

Short-term debt, including current maturities, as of December 31, 2005 was $58.0 million as compared to $59.8 million at December 31, 2004. An increase in borrowings at a European operation of $23.7 million related to the repatriation of foreign earnings was offset by the reclassification of Industrial Revenue Bonds from current in 2004 to long-term in 2005.

Accrued expenses of $133.5 million at the end of 2005 were $23.4 million higher than accrued expenses at December 31, 2004 of $110.1 primarily related to an increase in taxes payable as well as accrued medical expenses as the Company moved away from fully insured programs in 2004, to become partially self-insured in 2005.

Current liabilities associated with assets held for sale decreased from $79.5 million at the end of 2004 to $41.6 million as of December 31, 2005 related to the sale of the Automotive Components businesses in 2005.

Long-term debt of $282.4 million reflects the reclassification of Industrial Revenue Bonds from current in 2004 to long-term in 2005 and accounted for the majority of the increase of $24.0 million.

Other long-term liabilities of $103.0 million in 2005 were $14.6 million higher than $88.4 million at December 31, 2004. The increase was primarily a result of a higher increase in net deferred tax liabilities, which partially reflected the reserve of certain tax carryforward assets related to foreign operations the Company believes may not be realized.

Liquidity and Capital Resources

Sources and Uses of Cash

In thousands	2005	2004*	2003*
Net cash provided by operating activities	$213,399	$108,422	$104,062
Net cash used in investing activities	(142,791)	(90,363)	(64,138)
Net cash used in financing activities	(45,382)	(19,925)	(55,692)
Net cash (used in) provided by discontinued operations	(11,410)	3,515	6,836
Effect of exchange rate changes on cash	(89)	8	727
Change in cash and cash equivalents	$13,727	$1,657	$(8,205)

* Reflects certain reclassifications necessary to conform to current year presentation. See Note 1 to the Consolidated Financial Statements in Item 8.

2005 Compared to 2004

Net cash provided by continuing operations of $213.4 million in the twelve months ended December 31, 2005 was $105.0 million higher than net cash provided by operating activities of $108.4 million in the year ended December 31, 2004. Increased earnings and a reduction in cash needed for working capital contributed to the improvement. Cash provided from operating activities in 2005 included proceeds of $17.9 million received from the Company’s securitization program as compared to $53.0 million in 2004.

Cash used in investing activities was $142.8 million for the year ended December 31, 2005 represented a $52.4 million increase compared to cash used in investing activities of $90.4 million in 2004. Capital expenditures of $101.2 million in 2005 were $30.7 million higher than in 2004, reflecting spending for new production plants for the Construction Materials segment and a new distribution center in the Diversified Components segment. Cash used in investing activities in 2005 also included the acquisitions of two braking businesses in the Diversified Components segment for $73.2 million, of which $67.3 million was paid in 2005, and the remainder will be paid in 2006. Cash used in investing activities in 2004 included the acquisition of Trintex Corporation, a specialty tire and wheel company, for approximately $32.5 million. Proceeds from the sale of investments, property and equipment in 2005 included the cash proceeds from the sale of certain assets of the Company’s discontinued automotive components business and the sale of property in the Construction Materials segment. Proceeds from the sale of investments, property and equipment in 2004 included the sale of properties acquired with the May 2003 acquisition of Flo-Pac, a specialty manufacturer of brooms, brushes, rotary brushes and cleaning tools in the sanitary maintenance market, reported in the Diversified Components segment.

Cash used in financing activities of $45.4 million for the twelve months ended December 31, 2005 compared to cash used of $19.9 million in 2004. Short-term borrowings in 2005 included borrowings used to repatriate foreign earnings for reinvestment in the United States of America. The Company also used approximately $46.0 million to finance the purchase of 680,900 thousand shares of its common stock which was partially offset by proceeds from the exercise of stock options.

2004 Compared to 2003:

Cash provided by operating activities for the twelve month period ended December 31, 2004 increased by $4.4 million over the twelve months ended December 31, 2003. Contributing to the increase were improved earnings from continuing operations and additional year-over-year proceeds of $86.0 million resulting from an increase in the utilization of the Company’s securitization program. Working capital requirements increased (for purposes of this discussion, the increase in working capital is defined as the year-over-year changes in current and long-term receivables, inventories, accounts payable and accrued expenses, income taxes and long-term liabilities as presented in the Company’s Consolidated Statements of Cash Flows) due primarily to an increase in receivables driven by higher sales volume and the planned building of inventories to meet projected demand in the first half of 2005.

The increase of cash used in investing activities of $26.2 million was primarily attributed to an increase in capital expenditures of $33.0 million related primarily to the construction of new production facilities for the Construction Materials segment and the expansion of production facilities for tire and belt products in the Industrial Components segment. Partially offsetting increased capital spending were proceeds received from the sale of properties acquired from the acquisition of Flo-Pac in May 2003.

The decrease in cash used in financing activities was primarily attributed to an increase in borrowings of short-term credit lines. The Company borrowed $24.1 million in 2004 compared to payments on short-term credit lines of $45.6 million in 2003. Also affecting cash used in financing activities was the use of $18.9 million for the repurchase of 324,600 common shares into treasury.

Debt Instruments, Guarantees and Covenants

The following table quantifies certain contractual cash obligations and commercial commitments at December 31, 2005:

In thousands	Total	2006	2007	2008	2009	2010	Thereafter
Short-term credit lines and long-term debt	$341,447	$58,150	$152,103	$113,608	$159	$168	$17,259
Interest on long-term debt (1)	53,342	19,034	9,162	3,903	1,331	1,337	18,575
Noncancellable operating leases	83,080	14,913	12,774	9,602	7,818	7,048	30,925
Purchase obligations	26,010	26,010	—	—	—	—	—
Total Commitments	$503,879	$118,107	$174,039	$127,113	$9,308	$8,553	$66,759

(1) Future expected interest payments are calculated based on the stated rate for fixed rate debt and the effective interest rate as of December 31, 2005 for variable rate debt.

The above table does not include $103 million of other long-term liabilities. Other long-term liabilities consist primarily of pension, post-retirement medical benefits, deferred income tax and warranty obligations. Due to factors such as return on plan assets, disbursements, contributions, and timing of warranty claims, it is not estimable when these will become due.

The Company has entered into long-term purchase agreements expiring December 31, 2006 for certain key raw materials. Commitments are variable based on changes in commodity price indices. Based on prices at December 31, 2005, commitments under these agreements total approximately $26.0 million.

Carlisle maintains a $300.0 million revolving credit facility, of which $281.5 million was available at December 31, 2005. The Company also maintains a $55.0 million uncommitted line of credit. As of December 31, 2005, $50.4 million was available under this line. At December 31, 2005, $12.1 million was available under the Company’s $150.0 million receivables facility.

At December 31, 2005, letters of credit amounting to $51.7 million were outstanding, primarily to provide security under insurance arrangements and certain borrowings.

The Company has financial guarantee lines in place for certain of its operations in Asia and Europe to facilitate working capital needs, customer performance and payment and warranty obligations. At December 31, 2005, the Company had issued guarantees of $11.0 million, of which $7.8 million represents amounts recorded in current liabilities. The fair value of these guarantees is estimated to equal the amount of the guarantees at December 31, 2004, due to their short-term nature.

During 2005, the Company sold certain assets and liabilities of its discontinued automotive components business. The transaction included the assumption of certain real estate and equipment leases by the buyer for which the Company has guaranteed. The leases guaranteed by the Company expire in 2007 through 2011 and have a total minimum lease payments of $3.0 million as of December 31,  2005. The Company believes that the purchaser will fulfill all obligations required by those lease agreements.

Under the Company’s various debt and credit facilities, the Company is required to meet various restrictive covenants and limitations, including certain net worth, cash flow ratios and limits on outstanding debt balances held by certain subsidiaries (“subsidiary debt limit”). At December 31, 2005, the Company’s subsidiary debt was in excess of the stated limit. On March 2, 2006, the lender amended certain debt agreements to increase the Company’s subsidiary debt limit effective for the period beginning December

23, 2005 up to December 31, 2006. As a result of those amendments to the debt agreements, the Company was in compliance with all covenants and limitations in 2005 and 2004.

Off-Balance Sheet Arrangements

As previously discussed, Carlisle maintains a receivables securitization program with a financial institution whereby it sells on a continuous basis an undivided interest in certain eligible trade accounts receivable to increase the diversity of its capital funding and reduce its cost of capital. The Company has formed a wholly-owned domestic, special purpose, bankruptcy-remote subsidiary (“SPV”) for the sole purpose of buying and selling receivables generated by the Company. The financial position and results of operations of the SPV are consolidated with the Company. The trade accounts receivable are irrevocably transferred to the SPV without recourse, and the SPV may from time to time sell an undivided interest in these receivables of up to $150.0 million. In accordance with generally accepted accounting principles, the Company recognizes the transactions under this program as a true sale, whereas creditors and rating agencies may view advances on the sale of such interests as a liability. At December 31, 2005 and 2004, the Company had received $137.9 million and $120.0 million, respectively, in advances under this program.

Cash Management

Capital expenditures in 2006 are expected to be approximately $110 million, reflecting continuing manufacturing expansions in the Construction Materials and Industrial Components segment. Minimum contributions to the Company’s pension plans in 2006 are expected to be $12.6 million. Contributions to these plans in 2005 totaled $9.3 million. Cash contributions to the Company’s defined contribution plans were $9.0 million in 2005 and are also expected to approximate that amount in 2006.

The Company is committed to paying dividends to its Shareholders and has increased its dividend rate annually for the past 29 years. The Company also plans to pay down debt to the extent possible.

The Company announced the reactivation of its share repurchase program in August 2004. In 2005, the Company repurchased 680,900 shares at a total cost of approximately $46.0 million. In the fourth quarter 2004, the Company repurchased 324,600 shares at a total cost of approximately $18.9 million. At this time, the Company has authority to repurchase an additional 370,945 shares. Additional shares may be repurchased at management’s direction. The decision to repurchase shares will depend on price, availability and other corporate developments. Purchases may occur from time to time and no maximum purchase price has been set.

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

In April 2005, the Company terminated certain interest rate swaps entered into during 2003 with a notional amount of $75.0 million that hedged the market risk associated with the Company’s fixed rate debt. The termination of those contracts, which were designated as fair value hedges, resulted in a loss of $1.4 million, which will be amortized to interest expense until January 2007, the original termination date of the swap. There were no interest rate swaps in place as of December 31, 2005.

On June 15, 2005, the Company entered into treasury lock contracts with a notional amount of $150.0 million to hedge the cash flow variability on forecasted debt interest payments associated with changes in interest rates. These contracts have been designated as cash flow hedges and were deemed effective at the origination date and as of December 31, 2005. The valuation of these contracts resulted in an asset of $0.4 million as of December 31, 2005.

The Company’s operations use certain commodities such as plastics, carbon black, synthetic and natural rubber and steel. As such, the Company’s cost of operations is subject to fluctuations as the markets for these commodities change. The Company monitors these risks, but currently has no derivative contracts in place to hedge these risks.

International operations are exposed to translation risk when the local currency financial statements are translated into U.S. dollars. Carlisle monitors this risk, but at December 31, 2005 had no translation risk hedges in place. Overall, currency valuation risk is considered minimal; however, as of December 31, 2005 the Company did have currency hedges in place with a total notional amount of $2.6 million for the purpose of hedging cash flow risk associated with certain customer payment schedules. The fair value position of these contracts as of December 31, 2005 resulted in a net liability of $0.2 million. As well, in July of 2005, the Company executed a currency hedge with a notional amount of approximately $10.7 million for purposes of hedging the changes in fair value of certain foreign currency denominated Intercompany receivables associated with changes in foreign exchange rates. The fair value position of this contract was not material at December 31, 2005. Less than 7.6% of the Company’s revenues from continuing operations for the year ended December 31, 2005 are in currencies other than the U.S. dollar.

Environmental

Carlisle management recognizes the importance of the Company’s responsibility with regard to environmental compliance. Programs are in place to monitor and test facilities and surrounding property and, where practical, to recycle materials. Carlisle has not incurred material charges relating to environmental matters in 2005 or in prior years, and none are currently anticipated.

Backlog

Total backlog from continuing operations at December 31, 2005 of $298.5 million was 2% below $305.6 million in 2004. Year-over-year increased backlog in the Industrial Components segment and the specialty trailer and refrigerated truck bodies businesses of the Diversified Components segment was offset by a decline in backlog for the Construction Materials segment. Backlog from continuing operations increased 43% from $213.2 million in 2003 to $305.6 million in 2004, primarily as a result of increased backlog in the Construction Materials segment and the specialty trailer business of the Diversified Components segment.

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

Discontinued Operations and Assets Held for Sale

As part of its commitment to concentrate on its core businesses, in November of 2005 the Company announced plans to sell the Carlisle Systems and Equipment businesses, consisting of Carlisle Process Systems, Walker Stainless Equipment, CPS Pharma, and Walker Transportation. The Company is actively marketing the Carlisle Systems and Equipment businesses and conducting other actions required to complete the sale of these operations in 2006. In 2004, the Company disclosed plans to sell three businesses including the plastic components operation of Carlisle Tire and Wheel, formerly presented within the Industrial Components segment, the pottery business of Carlisle FoodService, previously reported with the former General Industry segment, as well as all operations of Carlisle Engineered Products, which comprised the former Automotive Components segment. The assets of these operations have met the criteria for, and have been classified as “held for sale” in accordance with SFAS 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.”  As well, results of operations for these businesses, and any gains or losses recognized from their sale, are reported as “discontinued operations” in accordance with SFAS 144.

Total assets held for sale at December 31 were as follows:

In thousands	December 31, 2005	December 31, 2004
Assets held for sale:
Plastic components operation of Carlisle Tire & Wheel	$—	$477
Carlisle Engineered Products	716	64,352
Pottery business of Carlisle FoodService	—	2,160
Carlisle Systems & Equipment	108,027	103,391
Total assets held for sale	$108,743	$170,380

The major classes of assets and liabilities held for sale at December 31 included in the Company’s Consolidated Balance Sheets were as follows:

In thousands	December 31, 2005	December 31, 2004
Assets held for sale:
Receivables	$29,706	$25,354
Inventories	15,782	28,091
Prepaid expenses and other current assets	20,300	20,090
Total current assets held for sale	65,788	73,535
Property, plant and equipment, net	21,936	72,478
Goodwill, net	20,322	22,108
Patents and other intangible assets, net	500	367
Notes receivable and other assets	197	844
Investments and advances to affiliates	—	1,048
Total assets held for sale	$108,743	$170,380

Liabilities associated with assets held for sale:
Short-tem debt, including current maturities	$156	$217
Accounts payable	33,536	66,671
Accrued expenses	7,004	11,543
Deferred revenue	949	1,044
Total current liabilities associated with assets held for sale	41,645	79,475
Long-term debt	871	1,170
Other long-term liabilities	99	1,961
Total liabilities associated with assets held for sale	$42,615	$82,606

Net sales and (loss) income before income taxes from discontinued operations were as follows:

In thousands	December 31, 2005	December 31, 2004	December 31, 2003
Net sales:
Plastic components operation of Carlisle Tire & Wheel	$—	$6,094	$8,772
Carlisle Engineered Products	122,433	211,594	209,063
Pottery business of Carlisle FoodService	245	2,079	2,839
Carlisle Systems & Equipment	218,249	227,783	194,908
Net sales for discontinued operations	$340,927	$447,550	$415,582

(Loss) income from discontinued operations:
Plastic components operation of Carlisle Tire & Wheel	$(414)	$(8,504)	$(196)
Carlisle Engineered Products	(44,540)	(48,025)	4,206
Pottery business of Carlisle FoodService	(1,481)	(3,197)	(3,395)
Carlisle Systems & Equipment	12,808	11,259	(9,086)
Loss from discontinued operations	$(33,627)	$(48,467)	$(8,471)

In 2005, the Company completed the sales of the plastic components operations of Carlisle Tire and Wheel and the pottery business of Carlisle FoodService, resulting in losses of less than $0.1 million and $1.1 million, respectively. Included in 2004 results related to the plastic components business of Carlisle Tire and Wheel were a $1.8 million charge related to a customer settlement and a $2.1 million write-down to fair value of fixed assets. Results for the pottery business of Carlisle FoodService in 2003 included a $0.9 million write-down to fair value of fixed assets.

The Company sold substantially all of the assets of Carlisle Engineered Products in 2005, which resulted in a loss of $29.2 million before taxes. Not included in these transactions were a small manufacturing facility and certain accounts receivable, which included amounts due from Delphi Corporation which filed for bankruptcy protection under chapter 11 of the U.S. Bankruptcy Code on October 8, 2005. Also included in 2005 results were charges of $7.2 million related to the reserve of receivables primarily associated with the commenced Delphi bankruptcy filing, as well as reserves against losses associated with the sale of the remaining assets, which the Company is actively marketing. The ultimate loss will be determined upon the sales or other disposition of these remaining assets. In 2004, the Company recorded an impairment charge of $40.3 million against the goodwill of this business based on management’s assessment of fair value as well as a $4.4 million write-down in a joint venture investment.

Exit and Disposal Activities

The following table represents the effects of exit and disposal activities not related to discontinued operations on the Company’s Consolidated Statements of Earnings for the years ended December 31:

In thousands	2005	2004	2003
Cost of goods sold	$1,751	$1,101	$2,237
Selling and administrative expenses	17	257	888
Other expenses	4,265	939	311
Total exit and disposal costs	$6,033	$2,297	$3,436

Exit and disposal activities by type of charge for the years ended December 31 were as follows:

In thousands	2005	2004	2003
Termination benefits	$1,187	$291	$1,649
Contract termination costs	179	—	900
Other associated costs*	4,667	2,006	887
Total exit and disposal costs	$6,033	$2,297	$3,436

*                 Other associated costs primarily relate to relocation of employees and equipment, inventory, lease on a closed facility and fixed asset write-offs.

Exit and disposal activities by segment were as follows:

In thousands	2005	2004	2003
Total by segment
Industrial Components	$1,240	$929	$698
Diversified Components	4,793	1,368	2,738
Total exit and disposal costs	$6,033	$2,297	$3,436

Industrial Components – On March 29, 2005, Carlisle Power Transmission announced plans to close its plant in Red Wing, Minnesota. Total costs to exit this facility were $2.1 million; of which $1.2 million was incurred in 2005 and $0.2 million was planned for 2006 relating primarily to termination benefits and costs to relocate equipment from the Red Wing facility to other manufacturing locations. The remaining $0.7 million was recorded in 2004 and represented a write-down in the value of fixed assets. Annual cost reductions are expected to approximate $4.0 million.

Approximately $0.2 million of the 2004 exit and disposal costs, and all of 2003 costs for the Industrial Components segment relate to the consolidation of the management teams of Carlisle Tire & Wheel Company and Carlisle Power Transmission and a plant closure. Activities under this plan included employee terminations of $0.7 million and relocation costs of $0.2 million. No significant liabilities were recorded or remain related to these activities. The Company estimates annual cost savings of approximately $0.4 million as a result of this project.

Diversified Components — Exit and disposal costs of $4.0 million and $0.5 million were incurred during the year ended December 31, 2005 by Tensolite and Carlisle FoodService, respectively. Tensolite’s exit costs consisted of a $4.0 million accrual for lease costs included in Accrued expenses that are associated with a vacated facility located in Massachusetts. Carlisle FoodService’s exit costs were related to the consolidation of a brush manufacturing operation located in California into an existing facility located in Georgia. The Company estimates annual savings of approximately $0.4 million from this project. Those consolidation activities were completed in 2005 and no liabilities remain.

Exit and disposal activities in the Diversified Components segment in 2004 relate primarily to the Company’s Ridgway, Pennsylvania facility, closed in the first quarter 2002. The total cost of this closure through December 31, 2004 was $2.4 million; of which $2.3 million was incurred in 2002 and the remaining $0.1 million in 2004. Of the total amount incurred, $1.5 million was paid for moving and relocation expenses and $0.9 million related to pension and other costs. The Company believes these activities are complete and does not expect to incur additional costs. Annual cost savings from this project are estimated to be approximately $0.5 million.

Exit and disposal activities in the Diversified Components segment in 2004 also related to the consolidation of the Flo-Pac operations, acquired in May 2003, into Carlisle FoodService and the relocation of a textile operation within the Carlisle FoodService organization. The plan to purchase Flo-Pac included the sale of real property acquired, the termination of employees, and the relocation of equipment and employees to other facilities. The total cost of $2.0 million included $0.9 million which was recorded as goodwill in accordance with Emerging Issues Task Force (“EITF”) 95-3, Recognition of Liabilities in Connection with a Business Combination. Of the remaining $1.1 million, $0.6 million was incurred in 2003 and $0.5 million was spent in 2004 through the project’s completion in the second quarter. The majority of the costs not applicable to EITF 95-3, related to relocation costs and severance of employees at existing locations. The relocation of the manufacturing equipment at a textile operation in Carlisle FoodService was completed in 2004 at a cost of $0.4 million. The costs related primarily to termination benefits, moving expenses and training costs. Annual cost savings from this project are estimated to be approximately $0.6 million.

Exit and disposal activities for the motion control systems during 2004 and 2003 of $0.3 million and $0.6 million, respectively, included the closure of a testing facility and warehouse, costs associated with the sale of its spring brake business in December 2003, and termination benefits associated with the consolidation of the management teams of Carlisle Industrial Brake and Friction and Carlisle Motion Control. The Company believes these activities are complete and does not expect to incur additional costs.

The result of these exit and disposal costs is estimated to save approximately $0.5 million annually.

Other exit and disposal activities of $2.1 million in 2003 in the Diversified Components segment included expenses associated with the aforementioned acquisition of Flo-Pac, the consolidation of operations within Carlisle FoodService, the shut down of a Tensolite facility in Mexico and remaining costs associated with closing Tensolite’s Vermont facility initiated in 2001. The majority of these costs related to termination benefits of $0.8 million, contract termination costs of $0.5 million, fixed asset write-downs of $0.5 million, and rent payments of $0.3 million. The Company estimates its savings at approximately $1.1 million annually from the shut down of the Mexico facility.

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

Revenue Recognition. Almost all of Carlisle’s consolidated revenues are recognized when pervasive evidence of an arrangement exists, goods have been shipped (or services have been rendered), the customer takes ownership and assumes risk of loss, collection is probable, and the sales price is fixed or determinable. Provisions for discounts and rebates to the customers and other adjustments are provided for at the time of sale as a deduction to revenue. Approximately 5% of 2005 revenue was recognized under the percentage-of-completion method. The products sold under the percentage-of-completion method tend to be sold pursuant to long-term, generally fixed-priced contracts that may extend up to 24 months in duration. The percentage-of-completion method results in the recognition of consistent profit margins over the life of a contract. Amounts recognized in revenue under this method are calculated using the percentage of construction cost completed, on a cumulative cost-to-total cost basis. Cumulative revenues recognized may be less or greater than cumulative costs and profits billed at any point in time during a contract’s term. The majority of the revenue recognized based on the percentage-of-completion method and the costs in excess of billings and billings in excess of costs are recorded for the Company’s Carlisle Systems and Equipment businesses, which is included in discontinued operations.

Allowance for Doubtful Accounts. Carlisle performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their credit information. Allowances for doubtful accounts are estimated based on the evaluation of potential losses related to customer receivable balances. Estimates are developed by using standard quantitative measures based on historical losses, adjusting for current economic conditions and, in some cases, evaluating specific customer accounts for risk of loss. The reserve for doubtful accounts was $11.4 million at December 31, 2005 and $5.8 million at December 31, 2004. Changes in economic conditions in specific markets in which the Company operates could have an effect on reserve balances required.

Inventories. Carlisle values its inventories at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. Cost of inventories includes raw materials, direct labor and manufacturing overhead based on practical capacity. In 2005, 56% of the cost of inventories was determined by the last-in, first-out method as compared to 53% in 2004. The remainder was determined by the first-in, first-out method. The Company regularly reviews inventory quantities on hand for excess and obsolete inventory based on estimated forecasts of product demand and production requirements for the next twelve months and issues related to specific inventory items.

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

Valuation of Long-Lived Assets and Acquired Intangibles. In accordance with SFAS 142, the Company does not amortize goodwill. Instead, the Company performs a review of goodwill for impairment annually, or earlier, if indicators of potential impairment exist. The fair value of the assets, including goodwill balances, is determined based on discounted estimated future cash flows. The assumptions used to estimate fair value include management’s best estimates of future growth rates, capital expenditures, discount rates, and market conditions. If the estimated fair value of a business unit with goodwill is determined to be less than its book value, the Company is required to estimate the fair value of all identifiable assets and liabilities of that business unit. This requires valuation of certain internally developed and unrecognized assets. Once this process is complete, the amount of goodwill impairment, if any, can be determined. These valuations can be significantly affected by estimates of future performance and discount rates over a relatively long period of time, market price valuation multiples and marketplace transactions in related markets. These estimates will likely change over time. Some of our businesses operate in cyclical industries and the valuation of these businesses can be expected to fluctuate as a result of their cyclicality. Any resulting impairment loss could have an adverse impact on our financial condition and results of operations.

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

Pensions and Other Post-Retirement Plans. Carlisle maintains defined benefit retirement plans for the majority of its employees. The annual net periodic expense and benefit obligations related to these plans are determined on an actuarial basis. This determination requires assumptions to be made concerning the discount rate, long-term return on plan assets and increases to compensation levels. These assumptions are reviewed periodically by management in consultation with its independent actuary. Changes in the assumptions to reflect actual experience can result in a change in the net periodic expense and accrued benefit obligations. The defined benefit plans’ assets consist primarily of publicly-listed common stocks and corporate bonds, and the market value of these assets is determined under the fair value method. At December 31, 2005, plan assets were allocated 62% in equity securities, 32% in fixed income securities, 4% in other investments and 2% in cash. The Company uses a September 30 measurement date for valuation purposes. Deviations of actual results as compared to expected results are recognized over a five-year period. The expected rate of return on plan assets was 8.50% for the 2005 valuation. While the Company believes 8.50% is a reasonable expectation based on the plan assets’ mix of fixed income and equity investments, significant differences in actual experience or significant changes in the assumptions used may materially affect the pension obligations and future expense. The effects of a 0.25% increase or decrease in the expected rate of return would change the Company’s estimated 2006 pension expense by less than $0.3 million. The assumed discount rate was 5.65% for the 2005 valuation. The effects of a 0.25% increase or decrease in the assumed discount rate would change the Company’s total pension benefit obligation by less than $5.6 million. The Company has used an assumed rate of compensation increase of 3.50% for the 2005 valuation. This rate is not expected to change in the foreseeable future and is slightly higher than the Company’s actual rate of compensation increase over the past few years.

Carlisle also has a limited number of unfunded post-retirement benefit programs that provide certain retirees with medical and prescription drug coverage. The annual net periodic expense and benefit obligations of these programs are also determined on an actuarial basis and are subject to assumptions on the discount rate and increases in compensation levels. The Company uses a September 30 measurement date for valuation purposes. The discount rate used for the 2005 valuation was 6.00%. The effects of a 1% increase or decrease in assumed health care cost trend rates would not be material. Like the defined benefit retirement plans, these plans’ assumptions are reviewed periodically by management in consultation with its independent actuary. Changes in the assumptions can result in a change in the net periodic expense and accrued benefit obligations.

New Accounting Pronouncements

In May 2004, FASB issued FASB Staff Position (“FSP”) No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. In December 2003, the President of the United States (the “President”) signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). The Act provides for a 28% tax-free subsidy on certain prescription drug claims for sponsors of retiree health care plans with drug benefits that are at least actuarially equivalent to those to be offered under Medicare Part D. Because of existing caps on employer costs for the majority of the groups participating in its postretirement medical plan, the Company did not apply for this subsidy in 2005.

In November 2004, FASB issued Statement of Financial Accounting Standard No. 151 (“SFAS 151”), Inventory Costs – An Amendment of ARB No. 43, Chapter 4. This statement amends Accounting Research Bulletin No. 43 (“ARB 43”), Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company as of January 1, 2006. The Company will adopt this standard as of January 1, 2006 and does not expect a material impact on the Company’s statement of earnings or financial position.

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

The Company is required to adopt this standard as of January 1, 2006 and will elect to expense its share-based awards using the modified prospective method as provided by SFAS 123(R). This method requires the expensing of share-based awards issued on or after the date of adoption as well as the unvested portion of awards issued before the date of adoption. The Company will use the Black-Scholes method for measuring the fair value of new awards. The pretax amount of unvested awards as calculated under the Black-Scholes method as of December 31, 2005 to be expensed upon adoption is $0.7 million in 2006 and less than $0.2 million in 2007.

In December 2004, FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29. SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for

Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company will adopt this standard as of January 1, 2006 and does not expect a material impact on the Company’s statement of earnings or financial position.

On October 22, 2004, the American Jobs Creation Act (“the Act”) was signed into law by the President. This Act includes a tax deduction of up to 9% (when fully phased-in) of the lesser of (a) “qualified production activities income,” as defined in the Act, or (b) taxable income (after the deduction for the utilization of any net operating loss carryforwards). This tax deduction is limited to 50% of W-2 wages paid by the taxpayer. The Act also provides for a special one-time tax deduction of 85% of certain foreign earnings that are repatriated (as defined in the Act) in either an enterprise’s last tax year that began before the enactment date, or the first tax year that begins during the one-year period beginning on the date of enactment.

In December 2004, FASB also issued FASB Staff Position FAS 109-2 (“FSP 109-2”), Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (the “Act”). FSP 109-2 provides guidance under FASB Statement No. 109, Accounting for Income Taxes (“SFAS 109”), with respect to recording the potential impact of the repatriation provisions of the Act on income tax expense and deferred tax liability. FSP 109-2 permits an enterprise time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. During 2005, the Company repatriated €20 million, or translated in to US Dollars, $23.7 million, for which it will elect to claim a dividends received deduction under Internal Revenue Code section 965. The incremental US tax to be paid on this dividend is estimated to be $0.5 million.

In June 2005, FASB issued Statement of Financial Accounting Standard No. 154 (“SFAS 154”), Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Retrospective application is defined by the statement as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This statement also requires that a change in the depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for fiscal years beginning after December 15, 2005. The Company will adopt this standard as of January 1, 2006 and does not expect a material impact on the Company’s statement of earnings or financial position.

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

Item 8. Financial Statements and Supplementary Data.

Carlisle Companies Incorporated

Consolidated Statements of Earnings and Comprehensive Income

For the Years ended December 31,

(In thousands, except per share amounts)

	2005	2004*	2003*
Net Sales	$2,209,610	$1,999,830	$1,692,582

Cost and expenses:
Cost of goods sold	1,770,694	1,610,233	1,348,695
Selling and administrative expenses	214,887	201,700	179,295
Research and development expenses	15,386	14,630	14,875
Other income, net	(823)	(191)	(4,424)
Earnings before interest and income taxes	209,466	173,458	154,141
Interest expense, net	15,908	14,378	13,937
Earnings before income taxes	193,558	159,080	140,204
Income taxes	60,224	48,468	45,602
Income from continuing operations, net of tax	133,334	110,612	94,602

Discontinued operations
Loss from operations of discontinued operations	(33,627)	(48,467)	(8,471)
Income taxes	(6,658)	(17,467)	(2,789)
Loss from discontinued operations, net of tax	(26,969)	(31,000)	(5,682)
Net Income	106,365	79,612	88,920

Other comprehensive (loss) income
Foreign currency translation, net of tax	(3,916)	12,675	8,266
Minimum pension liability, net of tax	(2,914)	7,439	(9,001)
(Loss) gain on hedging activities, net of tax	(487)	(108)	552
Other comprehensive (loss) income	(7,317)	20,006	(183)
Comprehensive income	$99,048	$99,618	$88,737

Earnings per share - basic
Income from continuing operations	$4.34	$3.56	$3.08
Loss from discontinued operations, net of tax	(0.88)	(0.99)	(0.18)
Earnings per share - basic	$3.46	$2.57	$2.90

Earnings per share - diluted
Income from continuing operations	$4.29	$3.52	$3.07
Loss from discontinued operations, net of tax	(0.87)	(0.98)	(0.19)
Earnings per share - diluted	$3.42	$2.54	$2.88

Weighted average common shares outstanding
Basic	30,736	31,032	30,705
Effect of dilutive stock options and restricted stock	342	377	158
Diluted	31,078	31,409	30,863

*                 2004 and 2003 figures have been revised to reflect discontinued operations. See notes 1 and 17.

See accompanying notes to Consolidated Financial Statements

Carlisle Companies Incorporated

Consolidated Balance Sheets

At of December 31,

(In thousands, except per share and share amounts)

	2005	2004*
Assets
Current assets:
Cash and cash equivalents	$38,745	$25,018
Receivables, less allowance of $11,385 in 2005 and $5,776 in 2004	163,277	202,136
Inventories	336,090	297,180
Deferred income taxes	35,172	28,765
Prepaid expenses and other current assets	22,100	25,636
Current assets held for sale	65,788	73,535
Total current assets	661,172	652,270

Property, plant and equipment, net of accumulated depreciation of $457,866 in 2005 and $414,989 in 2004	432,749	386,067

Other assets:
Goodwill, net	323,588	269,163
Patents and other intangible assets, net	7,685	6,982
Investments and advances to affiliates	89,281	85,804
Notes receivable and other assets	5,827	4,110
Non-current assets held for sale	42,955	96,845
Total other assets	469,336	462,904

TOTAL ASSETS	$1,563,257	$1,501,241

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt, including current maturities	$57,993	$59,773
Accounts payable	127,698	122,964
Accrued expenses	133,512	110,071
Deferred revenue	11,863	11,739
Current liabilities associated with assets held for sale	41,645	79,475
Total current liabilities	372,711	384,022

Long-term liabilities:
Long-term debt	282,426	258,384
Deferred revenue	73,872	68,828
Other long-term liabilities	103,039	88,389
Non-current liabilities associated with assets held for sale	970	3,131
Total long-term liabilities	460,307	418,732

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $1 par value. Authorized and unissued 5,000,000 shares	—	—
Common stock, $1 par value. Authorized 100,000,000 shares; 39,330,624 shares issued; 30,357,476 outstanding in 2005 and 30,896,431 in 2004	39,331	39,331
Additional paid-in capital	53,081	46,190
Unearned compensation - includes restricted shares of 108,960 in 2005 and 70,055 in 2004	(3,420)	(2,289)
Cost of shares of treasury - 8,864,188 shares in 2005 and 8,364,138 in 2004	(173,493)	(130,045)
Accumulated other comprehensive income	2,815	10,132
Retained earnings	811,925	735,168
Total shareholders’ equity	730,239	698,487

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,563,257	$1,501,241

* 2004 figures have been reclassified to reflect assets held for sale of discontinued operations. See notes 1 and 17.

See accompanying notes to Consolidated Financial Statements

Carlisle Companies Incorporated

Consolidated Statements of Cash Flows

For the Years ended December 31,

(Dollars in thousands)

	2005	2004*	2003*
Operating activities
Net income	$106,365	$79,612	$88,920
Reconciliation of net income to cash flows from operating activities:
Loss from discontinued operations, net of tax	26,969	31,000	5,682
Depreciation	51,974	47,503	46,240
Amortization	1,247	1,438	1,508
Earnings in equity investments	(3,727)	(2,762)	(3,250)
Gain on investments, property and equipment, net	(2,469)	(967)	(1,778)
Loss on writedown of assets	6,452	—	—
Deferred taxes	7,909	(1,832)	11,488
Foreign exchange loss (gain)	1,255	(1,017)	(123)
Changes in assets and liabilities, excluding effects of acquisitions and divestitures:
Current and long-term receivables	24,112	(60,070)	(36,791)
Receivables under securitization program	17,900	53,000	(33,000)
Inventories	(31,306)	(55,239)	(2,189)
Accounts payable and accrued expenses	(13,917)	31,704	18,199
Income taxes	15,158	(21,070)	10,807
Long-term liabilities	5,299	3,143	(1,440)
Other operating activities	178	3,979	(211)
Net cash provided by operating activities	213,399	108,422	104,062

Investing activities
Capital expenditures	(101,203)	(70,465)	(37,427)
Acquisitions, net of cash	(67,337)	(34,556)	(32,013)
Proceeds from investments, property and equipment	24,479	14,342	5,348
Other investing activities	1,270	316	(46)
Net cash used in investing activities	(142,791)	(90,363)	(64,138)

Financing activities
Net change in short-term borrowings and revolving credit lines	24,433	24,072	(45,583)
Proceeds from long-term debt and industrial development and revenue bonds	—	—	2,292
Reductions of long-term debt and industrial development and revenue bonds	(993)	(2,854)	(576)
Dividends	(29,608)	(27,960)	(26,695)
Treasury shares and stock options, net	(39,214)	(13,141)	15,757
Other financing activities	—	(42)	(887)
Net cash used in financing activities	(45,382)	(19,925)	(55,692)

Discontinued operations (Revised - See note 1)
Operating activities	(5,791)	8,321	12,595
Investing activities	(1,647)	(6,816)	(7,927)
Financing activities	(3,794)	1,904	1,985
Effect of exchange rate changes on cash	(178)	106	183
Net cash (used in) provided by discontinued operations	(11,410)	3,515	6,836

Effect of exchange rate changes on cash	(89)	8	727
Change in cash and cash equivalents	13,727	1,657	(8,205)
Cash and cash equivalents
Beginning of period	25,018	23,361	31,566
End of period	$38,745	$25,018	$23,361

* 2004 and 2003 have been reclassified to reflect cash flows from discontinued operations. See Notes 1 and 17.

See accompanying notes to Consolidated Financial Statements

Carlisle Companies Incorporated

Consolidated Statement of Shareholders’ Equity

(dollars in thousands, except per share amounts)

	Comprehensive Income	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Cost of Shares in Treasury	Unearned Compensation	Total Shareholders’ Equity
Balance at December 31, 2002		$39,331	$22,908	$(9,691)	$621,291	$(120,762)	$—	$553,077
Net income	$88,920	—	—	—	88,920	—	—	88,920
Other comprehensive income, net of tax	(183)	—	—	(183)	—	—	—	(183)
Comprehensive income	$88,737							—
Cash dividends - $0.87 per share		—	—	—	(26,695)	—	—	(26,695)
Stock based compensation other*		—	12,611	—	—	5,655	(1,455)	16,811
Balance at December 31, 2003		39,331	35,519	(9,874)	683,516	(115,107)	(1,455)	631,930
Net income	$79,612	—	—	—	79,612	—	—	79,612
Other comprehensive income, net of tax	20,006	—	—	20,006	—	—	—	20,006
Comprehensive income	$99,618							—
Cash dividends - $0.90 per share		—	—	—	(27,960)	—	—	(27,960)
Stock based compensation other*		—	10,671	—	—	3,966	(834)	13,803
Purchase of 324,600 treasury shares		—	—	—	—	(18,904)	—	(18,904)
Balance at December 31, 2004		39,331	46,190	10,132	735,168	(130,045)	(2,289)	698,487
Net income	$106,365	—	—	—	106,365	—		106,365
Other comprehensive income, net of tax	(7,317)	—	—	(7,317)	—	—	—	(7,317)
Comprehensive income	$99,048							—
Cash dividends - $0.96 per share		—	—	—	(29,608)	—	—	(29,608)
Stock based compensation other*		—	6,891	—	—	2,506	(1,131)	8,266
Purchase of 680,900 treasury shares		—	—	—	—	(45,954)	—	(45,954)
Balance at December 31, 2005		$39,331	$53,081	$2,815	$811,925	$(173,493)	$(3,420)	$730,239

* Stock based compensation includes exercise of stock options, net of tax, and restricted share activity

See accompanying Notes to Consolidated Financial Statements

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

Revenue Recognition

A substantial majority of the consolidated revenues are recognized when pervasive evidence of an arrangement exists, goods have been shipped (or services have been rendered), the customer takes ownership and assumes risk of loss, collection is probable, and the sales price is fixed or determinable. A portion of revenues are recognized based on the percentage-of-completion method. Revenue recognized under this method amounted to 5% of total revenues in 2005, 7% in 2004 and 6% in 2003. At December 31, 2005, the Company’s current assets included $19.7 million of costs in excess of billings and its current liabilities included $9.5 million of billings in excess of costs related to long-term construction contracts. The majority of the revenue recognized based on the percentage-of-completion method and the costs in excess of billings and billings in excess of costs are recorded for the Company’s Carlisle Systems and Equipment businesses, which are included in discontinued operations.

Provisions for discounts and rebates to customers and other adjustments are provided for at the time of sale as a deduction to revenue.

Shipping and Handling Costs

The Company accounts for shipping and handling costs in accordance with Emerging Issues Task Force Issue 00-10, “Accounting for Shipping and Handling Fees and Costs.”  Costs incurred to physically transfer product to customer locations are recorded as a component of cost of good sold. Charges passed on to customers are recorded into revenue.

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

Inventories

Inventories for continuing and discontinued operations are valued at the lower of cost or market. Cost of inventories includes raw materials, direct labor and manufacturing overhead based on practical capacity. In 2005, 56% of the cost of inventories was determined by the last-in, first-out (“LIFO”) method as compared to 53% in 2004. The remainder was determined by the first-in, first-out (“FIFO”) method.

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

Pre-Production Costs Related to Long-Term Supply Arrangements

The Company incurs costs to develop and design products and molds, dies and other tools under certain long-term supply agreements. Current assets are recognized as costs are incurred for pre-production design and development costs and for molds, dies and other tools for which the Company will be reimbursed under its long-term supply agreements. Although no material amounts were recorded in current assets for reimbursable amounts at December 31, 2005, the Company had $5.6 million recorded in current assets for these reimbursable costs at December 31, 2004. The majority of these assets were associated with the Company’s automotive business included in discontinued operations.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Costs allocated to property, plant and equipment of acquired companies are based on estimated fair value at the date of acquisition. Depreciation is principally computed on the straight-line basis over the estimated useful lives of the assets. Depreciation includes the amortization of capital leases. Asset lives are 20 to 40 years for buildings, 5 to 15 years for machinery and equipment and 3 to 10 years for leasehold improvements.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company performs impairment tests on its long-lived assets, excluding goodwill and other intangible assets, when circumstances indicate that their carrying amounts may not be recoverable. If required, recoverability is tested by comparing the estimated future undiscounted cash flows of the asset or asset group to its carrying value. If the carrying value is not recoverable, the asset or asset group is written down to market value.

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

Patents, Goodwill and Other Intangible Assets

The Company accounts for patents, goodwill and intangible assets in accordance with SFAS 142 Goodwill and Other Intangible Assets. Patents and other intangible assets are recorded at cost. Intangible assets that are subject to amortization are amortized on a straight-line basis over their useful lives. Goodwill and intangible assets with indefinite useful lives are not subject to amortization, but are tested at least annually for impairment. The Company principally used discounted cash flow models in evaluating goodwill, but may use other measures when appropriate. Costs allocated to patents and other intangible assets of acquired companies are based on estimated fair value at the date of acquisition. See Note 5 – Goodwill and Other Intangible Assets.

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

The Company is subject to market risk from exposures to changes in interest rates due to its financing, investing and cash management activities. The Company uses interest rate swap agreements, or other derivative instruments, from time to time, to manage the interest rate risk of its floating and fixed rate debt portfolio. The Company, on a periodic basis, assesses the initial and ongoing effectiveness of its hedging relationships.

The Company’s international operations are exposed to translation risk when the local currency financial statements are translated into U.S. Dollars. Carlisle monitors this risk, but at December 31, 2005, had no contracts in place for hedging net investment risk.

Currency valuation risk is considered minimal; however, at December 31, 2005, the Company had currency hedges in place with a total notional amount of $2.6 million for the purpose of hedging cash flow risk associated with certain customer payment schedules. Less than 7.6% of the Company’s 2005 revenues are in currencies other than the U.S. Dollar.

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

Stock Options

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

	Years Ended December 31
In thousands (except per share data)	2005	2004	2003
Net Income, as reported	$106,365	$79,612	$88,920
Less: Total stock-based employee compensation expense determined under fair value method for all awards net of related tax effects	$(3,491)	$(2,218)	$(1,498)
	$102,874	$77,394	$87,422

Basic EPS (as reported)	$3.46	$2.57	$2.90
Basic EPS (proforma)	$3.35	$2.49	$2.85

Diluted EPS (as reported)	$3.42	$2.54	$2.88
Diluted EPS (proforma)	$3.31	$2.46	$2.83

The pro forma effect includes only the vested portion of options granted in and after 1995. Options vest over a two-year period. Compensation cost was estimated using the Black-Scholes model with the following assumptions:

	Years Ended December 31
	2005	2004	2003
Expected dividend yield	1.4%	1.6%	2.3%
Expected life in years	7	7	7
Expected volatility	28.2%	29.3%	28.7%
Risk-free interest rate	4.0%	3.7%	3.8%
Weighted average fair value	$20.72	$18.20	$11.31

Restricted Stock

Compensation expense is recognized over the vesting period based on the closing stock prices on the grant date of the restricted stock. As compensation expense is recognized, Additional paid-in capital is increased in shareholders’ equity. The restricted stock receives the same dividend as common shares outstanding.

Earnings Per Share

Basic earnings per share excludes the dilutive effects of potentially dilutive options, warrants and convertible securities. Diluted earnings per share reflects the potential dilution that would occur if options, warrants or other convertible securities were exercised. Restricted shares are considered options for purposes of calculating earnings per share. Differences between basic and diluted earnings per share of the Company are the effect of dilutive stock options and restricted shares. Stock options to purchase approximately 9,000 shares in 2005, and 163,000 shares in 2003 were excluded from the calculation of potentially dilutive options as such options had exercise prices in excess of the average market value of the Company’s common stock during these periods. No such exclusion was made in 2004 as all options had exercise prices below the average market value of the Company’s common stock.

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

Reclassifications

Certain reclassifications have been made to 2004 and 2003 information to conform to the current year’s presentation.

Discontinued Operations

The Consolidated Statements of Earnings and Comprehensive Income have been restated to reflect the effects of discontinued operations. As well, the Consolidated Balance Sheets have been restated to show separately assets held for sale and the liabilities associated with those assets. Segment information presented in Note 20 has also been restated from prior year’s presentation to reflect the Company’s current segment structure, discontinued operations and assets held for sale. See Notes 17 and 20 for more detail regarding discontinued operations and the Company’s segment structure, respectively.

In 2005, the Company has separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis as a single amount.

New Accounting Pronouncements

In May 2004, FASB issued FASB Staff Position (“FSP”) No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. In December 2003, the President of the United States (the “President”) signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). The Act provides for a 28% tax-free subsidy on certain prescription drug claims for sponsors of retiree health care plans with drug benefits that are at least actuarially equivalent to those to be offered under Medicare Part D. Because of existing caps on employer costs for the majority of the groups participating in its postretirement medical plan, the Company did not apply for this subsidy in 2005.

In November 2004, FASB issued Statement of Financial Accounting Standard No. 151 (“SFAS 151”), Inventory Costs – An Amendment of ARB No. 43, Chapter 4. This statement amends Accounting Research Bulletin No. 43 (“ARB 43”), Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company as of January 1, 2006. The Company will adopt this standard as of January 1, 2006 and does not expect a material impact on the Company’s statement of earnings or financial position.

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

The Company is required to adopt this standard as of January 1, 2006 and will elect to expense its share-based awards using the modified prospective method as provided by SFAS 123(R). This method requires the expensing of share-based awards issued on or after the date of adoption as well as the unvested portion of awards issued before the date of adoption. The Company will use the Black-Scholes method for measuring the fair value of new awards. The pre-tax amount of unvested awards as calculated under the Black-Scholes method as of December 31, 2005 to be expensed upon adoption is $0.7 million in 2006 and less than $0.2 million in 2007.

In December 2004, FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29. SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company will adopt this standard as of January 1, 2006 and does not expect a material impact on the Company’s statement of earnings or financial position.

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

In December 2004, FASB also issued FASB Staff Position FAS 109-2 (“FSP 109-2”), Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (the “Act”). FSP 109-2 provides guidance under FASB Statement No. 109, Accounting for Income Taxes (“SFAS 109”), with respect to recording the potential impact of the repatriation provisions of the Act on income tax expense and deferred tax liability. FSP 109-2 permits an enterprise time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. During 2005, the Company repatriated €20 million, or translated in to US Dollars, $23.7 million, for which it will elect to claim a dividends received deduction under Internal Revenue Code section 965. The incremental US tax to be paid on this dividend is estimated to be $0.5 million.

In June 2005, FASB issued Statement of Financial Accounting Standard No. 154 (“SFAS 154”), Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Retrospective application is defined by the statement as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This statement also requires that a change in the depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for fiscal years beginning after December 15, 2005. The Company will adopt this standard as of January 1, 2006 and does not expect a material impact on the Company’s statement of earnings or financial position.

Note 2 - Receivables Facility

The Company maintains an agreement (the “Receivables Facility”) with a financial institution whereby it sells on a continuous basis an undivided interest in certain eligible trade accounts receivable. Pursuant to the Receivables Facility, the Company formed a wholly-owned domestic, special purpose, bankruptcy-remote subsidiary (“SPV”). The financial position and results of operations of the SPV are consolidated with the Company. The SPV was formed for the sole purpose of buying and selling receivables generated by the Company. Under the Receivables Facility, the Company irrevocably transfers, without recourse, all applicable trade accounts receivables to the SPV. The SPV, in turn, has sold and, subject to certain conditions, may from time to time sell an undivided interest in these receivables and is permitted to receive advances of up to $150.0 million from the multi-seller conduit administered by an independent financial institution for the sale of such an undivided interest.

The Company accounts for its transfers of receivables to the SPV, together with the SPV’s sale of undivided interests in the SPV’s receivables to the conduit, as sales under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The interest rate paid to the conduit on amounts outstanding under the Receivables Facility is equal to the conduit’s pooled commercial paper rate, which was 4.26% and 2.28% at December 31, 2005 and 2004, respectively. The Company’s loss on the sales of these receivables is reported in Other income and expense, net, and amounted to $4.3 million during 2005, $1.8 million during 2004 and $1.5 million in 2003.

At December 31, 2005, the outstanding balance of receivables serviced by the SPV was $228.8 million compared to $250.5 million as of December 31, 2004 and $228.1 million as of December 31, 2003. Of this balance, the SPV had sold $137.9 million of undivided interest to the conduit as of December 31, 2005 compared to $120.0 million as of December 31, 2004, and $67.0 million at December 31, 2003. The Company’s retained interest in the SPV’s receivables is classified in trade accounts receivable in the Company’s consolidated financial statements at its relative fair value and amounted to $91.1 million as of December 31, 2005 compared to $129.8 million as of December 31, 2004 and $160.5 million as of December 31, 2003. This retained interest is subordinate to, and provides credit enhancement for, the conduit’s ownership interest in the SPV’s receivable, and is available to the conduit to pay any fees or expenses due to the conduit, and to absorb all credit losses incurred on any of the SPV’s receivables.

Note 3 – Inventories

The components of inventories at December 31 are as follows:

In thousands	2005	2004
FIFO (approximates current costs):
Finished goods	$236,097	$210,389
Work-in-process	31,486	31,923
Raw materials	113,487	104,554
Reserves and variances - net	8,827	2,354
	389,897	349,220
Excess FIFO cost over LIFO value	(38,025)	(23,949)
Inventories associated with assets held for sale	(15,782)	(28,091)
Inventories	$336,090	$297,180

 Note 4 - Property, Plant and Equipment

The components of property, plant and equipment at December 31 are as follows:

In thousands	2005	2004
Land	$11,672	$12,435
Buildings and leasehold improvements	237,410	234,255
Machinery and equipment	646,398	667,465
Projects in progress	42,488	43,547
	937,968	957,702
Accumulated depreciation	(483,283)	(499,157)
Property, plant and equipment, net, associated with assets held for sale	(21,936)	(72,478)
Property, plant and equipment, net	$432,749	$386,067

During 2005 and 2004, the Company capitalized interest in the amount of $2.6 million and $1.2 million, respectively.

Note 5 - Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill for the years ended December 31, 2005 and 2004 are as follows:

In thousands	Industrial Components	Construction Materials	Diversified Components	Total
Balance as of January 1, 2004	$130,710	$32,433	$78,543	$241,686
Goodwill acquired during year	24,914	—	—	24,914
Purchase accounting adjustments	—	—	1,897	1,897
Currency translation	138	502	26	666
Balance as of December 31, 2004	$155,762	$32,935	$80,466	$269,163
Goodwill acquired during year	—	—	55,753	55,753
Purchase accounting adjustments	(584)	—	—	(584)
Currency translation	66	(823)	13	(744)
Balance as of December 31, 2005	$155,244	$32,112	$136,232	$323,588

The Company’s other intangible assets as of December 31, 2005, are as follows:

In thousands	Acquired Cost	Accumulated Amortization	Net Book Value
Assets subject to amortization
Patents	$9,428	$(7,700)	$1,728
Software licenses	1,800	(1,114)	686
Other	11,703	(10,432)	1,271
Assets not subject to amortization
Trademarks	4,000	—	4,000
	$26,931	$(19,246)	$7,685

The Company’s other intangible assets as of December 31, 2004, are as follows:

In thousands	Acquired Cost	Accumulated Amortization	Net Book Value
Assets subject to amortization
Patents	$8,928	$(7,466)	$1,462
Software licenses	1,800	(857)	943
Tradenames	1,500	(1,000)	500
Other	10,390	(10,313)	77
Assets not subject to amortization
Trademarks	4,000	—	4,000
	$26,618	$(19,636)	$6,982

Estimated amortization expense over the next five years is as follows: $0.5 million in 2006, $0.5 million in 2007, $0.4 million in 2008, $0.2 million in 2009 and $0.2 million in 2010.

Note 6 - Investments and Advances to Unconsolidated Affiliates

Investments and advances to unconsolidated affiliates are as follows:

In thousands	Ownership	2005	2004
Joint Venture interest in Icopal A/S	25%	$68,165	$62,988
Notes Receivable from Icopal A/S		13,507	15,466
Investment in Icopal A/S		81,672	78,454
Other investments	28-49%	7,609	8,398
		89,281	86,852
Investments associated with assets held for sale		—	(1,048)
Investments and advances to affiliates		$89,281	$85,804

The investment in Icopal A/S consists of a 25% joint venture interest reported in the Construction Materials segment and notes receivable reported in Corporate.

The Company has exposure to exchange rate movement relative to its investment in foreign operations. Fluctuations in foreign currencies result in an unrealized gain or loss recorded as an adjustment to the investment and as a component of accumulated other comprehensive income or loss.

Continuing and discontinued operations combined unaudited summarized financial information for the Company’s unconsolidated affiliates is as follows:

In thousands	2005	2004
Income Statement Information
Net sales	$925,107	$792,533
Earnings before income taxes	27,011	14,396
Net income	12,789	9,795
Balance Sheet Information
Current assets	$343,725	$334,927
Non-current assets	627,752	643,941
Current liabilities	384,684	314,939
Non-current liabilities	300,297	377,732
Equity	286,495	286,197

Note 7 – Borrowings

Borrowings under short-term credit lines and long-term debt includes:

In thousands	2005	2004
6.70% senior notes due 2008	$100,000	$100,000
7.25% senior notes due 2007, includes fair value adjustment of $1,218 and $3,397 respectively (see Note 8)	151,218	153,397
Revolving credit lines	15,000	—
Industrial development and revenue bonds through 2018	24,535	25,785
Other, including capital lease obligations	21,384	14,775
Short-term credit lines	28,282	24,200
	$340,419	$318,157
Less short-term debt, including current maturities and industrial development and revenue bonds	(57,993)	(59,773)
Long-term debt	$282,426	$258,384

On June 9, 2005, the Company replaced its three-year $250.0 million syndicated revolving credit facility with a five-year $300.0 million revolving credit facility (the “2005 Facility”). As of December 31, 2005, the Company had $281.5 million available under this facility. The 2005 Facility provides for grid-based interest pricing based on the credit rating of the Company’s senior unsecured bank or other unsecured senior debt and the Company’s utilization of the 2005 Facility. The average interest rate on the 2005 Facility for 2005 was 3.92%.

The Company also maintains a $55.0 million uncommitted line of credit. As of December 31, 2005, $50.4 million was available under this line. At December 31, 2005, $12.1 million was available under the Company’s $150.0 million receivables facility. At December 31, 2005, letters of credit amounting to $51.7 million were outstanding primarily to provide security under insurance arrangements and certain borrowings.

Under the Company’s various debt and credit facilities, the Company is required to meet various restrictive covenants and limitations, including certain net worth, cash flow ratios and limits on outstanding debt balances held by certain subsidiaries (“subsidiary debt limit”). At December 31, 2005, the Company’s subsidiary debt was in excess of the stated limit. On March 2, 2006, the lender amended certain debt agreements to increase the Company’s subsidiary debt limit effective for the period beginning December 23, 2005 up to December 31, 2006. As a result of those amendments to the debt agreements, the Company was in compliance with all covenants and limitations in 2005 and 2004.

The industrial development and revenue bonds are collateralized by letters of credit, Company guarantees and/or by the facilities and equipment acquired through the proceeds of the related bond issuances. The weighted average interest rates on the revenue bonds for 2005 and 2004 were 3.03% and 1.63%, respectively. The Company estimates the fair value of its industrial development and revenue bonds approximates their carrying value.

Other borrowings for 2005 and 2004 include capital lease obligations of $6.0 million and $6.5 million, respectively for the funding of production facility expansions. Interest rates on these borrowings ranged from 4.20% to 13.28% in 2005.

Cash payments for interest were $21.5 million in 2005, $18.8 million in 2004, and $19.3 million in 2003. Interest expense, net is shown net of interest income of $1.5 million in 2005, $1.9 million in 2004, and $3.1 million in 2003.

The aggregate amount of short-term and long-term debt maturing in each of the next five years is approximately $58.1 million in 2006, $152.1 million in 2007, $113.6 million in 2008, $0.2 million in 2009, $0.2 million in 2010, and $17.2 million thereafter.

The fair value of the Company’s senior notes is based on current year yield rates plus the Company’s estimated credit spread available for financings with similar terms and maturities. As of December 31, 2005, the fair value of the Company’s 6.70% senior notes is approximately $102.9 million. The fair value of the Company’s 7.25% senior notes is approximately $153.4 million at December 31, 2005.

Note 8 - Derivative Financial Instruments

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

At December 31, 2005, the Company had currency hedges, designated as cash flow hedges, with a total notional amount of $2.6 million. The fair value position of these contracts as of December 31, 2005 resulted in a net liability of $0.2 million. At December 31, 2004, the Company had certain currency hedges with a total notional amount of $6.9 million. These currency contracts serve to hedge the Company’s cash flow risk associated with certain customer payment schedules. The change in the fair value position of these hedge contracts as of December 31, 2004 was not material.

On December 28, 2005, the Company executed an extension through February 28, 2006 of a currency hedge executed on July 21, 2005 with a total notional amount of $10.7 million to hedge the Company’s fair value risk associated with fluctuations in the foreign exchange rate on certain receivables denominated in Euros. The fair value position of this contract as of December 31, 2005, was not material.

On June 15, 2005, the Company entered into treasury lock contracts with a notional amount of $150.0 million to hedge the cash flow variability on forecasted debt interest payments associated with changes in interest rates. These contracts have been designated as cash flow hedges and were deemed effective at the origination date and as of December 31, 2005. The valuation of these contracts resulted in an asset of $0.4 million as of December 31, 2005.

In April 2005, the Company terminated certain interest rate swaps entered into on April 11, 2003 with a notional amount of $75.0 million that hedged the market risk associated with the Company’s 7.25% senior notes. The termination of those contracts, which were designated as fair value hedges, resulted in a loss of $1.4 million, which will be amortized to interest expense until January 2007, the original termination date of the swap. At December 31, 2005, the Company had a remaining unamortized loss of $0.9 million reflected in long-term debt.

In December 2001, the Company entered into a $150.0 million notional amount interest rate swap, which was designated as a fair value hedge, to hedge a portion of the exposure associated with its fixed rate debt. This fair value hedge was deemed effective at the origination date. On July 16, 2002, the Company terminated $50.0 million notional amount of this fair value hedge resulting in a gain of $1.6 million, which is amortized to reduce interest expense until January 2007, the original termination date of the swap. On September 19, 2002, the Company terminated the remaining $100.0 million notional amount on the fair value hedge resulting in a gain of $7.3 million, which is amortized to reduce interest expense until January 2007. At December 31, 2005, the Company had a remaining unamortized gain of $2.1 million reflected in long-term debt.

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

Note 9 – Acquisitions

On October 7, 2005, the Company acquired the off-highway brake assets of ArvinMeritor, Inc. for approximately $39.0 million. Operating results for this operation since the acquisition date are included in the Diversified Components segment. The acquisition includes manufacturing assets and inventory from the ArvinMeritor facilities in York, SC, Lexington, KY and Cwmbran, South Wales, U.K. Although the Company is continuing to evaluate the purchase price allocation, an initial allocation resulted in goodwill of approximately $28.0 million. The goodwill from this acquisition is deductible for tax purposes.

In July 2005, the Company acquired the heavy-duty brake lining and brake shoe assets of Zhejiang Kete (“Kete”) for approximately $34.2 million, of which approximately $28.3 million was paid in July 2005, and the remainder will be paid within one year of the transaction closing date. Operating results for this operation since the acquisition date are included in the Diversified Components segment. Located in Hangzhou, China, Kete is managed by Carlisle Motion Control, which is included in the Diversified Components segment. Although the Company is continuing to evaluate the purchase price allocation, an initial allocation resulted in goodwill of approximately $27.8 million. The goodwill from this acquisition is not deductible for tax purposes.

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

On May 30, 2003, the Company acquired Flo-Pac Corporation for approximately $32.0 million. The operating results for this business since the acquisition date are included in the Diversified Components segment. The Company has completed the allocation of the purchase price among the acquired assets and liabilities assumed, resulting in goodwill of $7.9 million, none of which is deductible for tax purposes. Purchase accounting adjustments in 2004 resulted in an increase to goodwill of $1.9 million, primarily due to a contingent payment based on the sale of certain property acquired during the acquisition. Final allocations did not have a material impact on any major asset or liability captions presented on the Company’s Consolidated Balance Sheet.

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

Note 11 - Employee and Non-Employee Stock Options & Incentive Plan

The Company maintains an Executive Incentive Program (the “Program”) for executives and certain other employees of the Company and its operating divisions and subsidiaries. On April 20, 2004, the Program was amended by shareholder approval to allow for awards of stock options, restricted stock, stock appreciation rights, performance shares and units or other awards based on Company stock. As of December 31, 2005, 2,239,127 shares were available for grant under this plan; however, only 2,029,180 of this amount were available for the issuance of restricted and performance shares. The Company also maintains a restricted stock and stock option plan for its non-employee directors. As of December 31, 2005, 70,000 and 214,000 shares were available for grant under these plans, respectively. With the exception of certain awards issued December 1, 1999 (the “December 1999 Grant”) and certain awards for which vesting was accelerated on September 7, 2005, options issued under both these plans vest one-third upon grant, one-third on the first anniversary of grant and the remaining one-third on the second anniversary of grant. Vesting for the December 1999 Grant was as follows: 10% on March 1, 2001; 30% on March 1, 2002; 60% on March 1, 2003; and 100% on March 1, 2004. All options, including the December 1999 Grant, have a maximum term life of 10 years.

On September 7, 2005, the Compensation Committee of the Company’s Board of Directors approved the immediate vesting of 115,533 options originally granted on February 2, 2005 and May 4, 2005. At the time of the vesting, the market value of the Company stock was less than the exercise price of the options.

Restricted shares awarded under the Program are generally released to the recipient after a period of three years. At December 31, 2005, under the Company’s restricted stock plan, 108,960 non-vested shares were outstanding. The number and weighted average grant-date fair value of restricted shares issued in each of the last three years was as follows: In 2005, 49,825 shares were issued at a weighted average fair value of $64.38; In 2004, 33,110 shares were issued at a weighted average fair value of $57.07; and in 2003, 33,690 shares were issued at a weighted average fair value of $55.70. Compensation expense related to restricted stock awards of $2.1 million, $1.0 million were recognized for the years ended December 31, 2005 and 2004, respectively. The compensation expense related to restricted stock awards was immaterial for the year ended December 31, 2003.

Stock option activity under the Company’s employee and non-employee stock-based plans was as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2002	1,198,521	$37.77
Options granted	189,500	40.06
Options exercised	(266,619)	21.28
Options cancelled	(77,932)	38.45
Outstanding at December 31, 2003	1,043,470	$38.36
Options granted	182,700	57.21
Options exercised	(185,718)	31.83
Outstanding at December 31, 2004	1,040,452	$42.83
Options granted	248,300	64.42
Options exercised	(137,972)	36.52
Options cancelled	(2,233)	57.07
Outstanding at December 31, 2005	1,148,547	$48.23

The following tables summarize information regarding stock options outstanding as of December 31, 2005:

Range of Exercise Prices	Number of Options Outstanding at 12/31/05	Weighted Average Remaining Years	Weighted Average Exercise Price
19.88-29.50	12,832	0.8	$28.10
35.19-48.38	711,415	4.4	$40.72
57.07-59.55	176,000	8.1	$57.21
63.95-72.80	248,300	9.3	$64.42
	1,148,547		$48.23

Range of Exercise Prices	Number of Options Exercisable at 12/31/05	Weighted Average Exercise Price
19.88-29.50	12,832	$28.10
35.19-48.38	711,415	$40.72
57.07-59.55	115,100	$57.21
63.95-72.80	198,300	$64.54
	1,037,647	$46.95

At December 31, 2004 and December 31, 2003, 855,485 and 785,414 options were exercisable at a weighted average price of $40.99 and $37.54, respectively.

Note 12 - Other Comprehensive Income (Loss)

The tables below present the pre-tax, tax and after-tax components of other comprehensive income (loss) for the three-year period ended December 31, 2005:

In thousands	Pre-Tax Amount	Tax Expense (Benefit)	After-Tax Amount
Year Ended December 31, 2003
Minimum pension liability	$(13,942)	$(4,941)	$(9,001)
Foreign currency translation	9,106	840	8,266
Gain on hedging activities	893	341	552
Other comprehensive (loss) income	$(3,943)	$(3,760)	$(183)
Year Ended December 31, 2004
Minimum pension liability	$11,445	$4,006	$7,439
Foreign currency translation	14,392	1,717	12,675
Loss on hedging activities	(214)	(106)	(108)
Other comprehensive income	$25,623	$5,617	$20,006
Year Ended December 31, 2005
Minimum pension liability	$(5,284)	$(2,370)	$(2,914)
Foreign currency translation	(2,834)	1,082	(3,916)
Loss on hedging activities	(719)	(232)	(487)
Other comprehensive loss	$(8,837)	$(1,520)	$(7,317)

The accumulated balances for each classification of comprehensive income (loss) are as follows:

In thousands	Foreign Currency Items	Minimum Pension Liability	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2003	$7,108	$(17,026)	$44	$(9,874)
Net current period change	12,675	7,439	(108)	20,006
Balance at December 31, 2004	19,783	(9,587)	(64)	10,132
Net current period change	(3,916)	(2,914)	(487)	(7,317)
Balance at December 31, 2005	$15,867	$(12,501)	$(551)	$2,815

Note 13 - Retirement Plans

The following disclosures include both continuing and discontinued operations.

Carlisle maintains defined benefit retirement plans for the majority of its employees. Benefits are based primarily on years of service and earnings of the employee. The plans’ weighted-average asset allocation at December 31, 2005 and 2004, by asset category was as follows:

	2005	2004
U.S. equity securities	47%	50%
International equity securities	15%	16%
Fixed-income securities	32%	32%
Other	4%	0%
Cash	2%	2%
Plan Assets at end of year	100%	100%

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

In thousands	2005	2004
Benefit obligation at beginning of year	$163,791	$165,538
Service cost	6,343	6,025
Interest cost	9,494	9,781
Amendment/obligations acquired	100	414
Curtailment (gain) loss	(1,205)	442
Divestiture	(7,529)	—
Actuarial (gain) loss	14,022	(7,568)
Benefits paid	(11,844)	(10,841)
Benefit obligation at end of year	$173,172	$163,791

The change in plan assets:

In thousands	2005	2004
Fair value of plan assets at beginning of year	$119,522	$105,829
Actual return on plan assets	18,316	14,997
Divestiture	(5,372)	—
Company contributions	9,292	9,537
Benefits paid	(11,844)	(10,841)
Fair value of plan assets at end of year	$129,914	$119,522

Reconciliation of the accrued benefit cost:

In thousands	2005	2004
Funded status	$(43,258)	$(44,269)
Unrecognized net actuarial loss	26,327	23,735
Unrecognized prior service cost	(1,279)	(1,858)
Company contributions	118	80
Accrued benefit cost	$(18,092)	$(22,312)

The Company includes accrued pension costs in Other long-term liabilities on the Company’s Consolidated Balance Sheets.

The accumulated benefit obligation for all defined benefit pension plans was $169.6 million and $158.2 million at December 31, 2005 and 2004, respectively.

Minimum contributions to the Company’s pension plans in 2006 are expected to be $12.6 million.

Components of net periodic benefit cost for years ended December 31:

In thousands	2005	2004	2003
Service cost	$6,343	$6,025	$6,448
Interest cost	9,494	9,781	9,340
Expected return on plan assets	(10,298)	(10,046)	(10,177)
Curtailment (gain) expense	(930)	386	271
Net amortization and deferral	203	302	(259)
Net periodic benefit cost	$4,812	$6,448	$5,623

The curtailment gain of $0.9 million in 2005 was due to the Company’s sale of its Carlisle Engineered Products group which affected a portion of the Core Plan, and the Canton and Crestline plans in full. The 2004 curtailment charge of $0.4 million was due to the Company’s amendment of the Director Retirement Plan. The 2003 curtailment charge of $0.3 million resulted primarily from the Company’s closure of its Carlisle Engineered Products’ Erie-Bundy Park, Pennsylvania plant which was part of the Automotive Components segment.

Assumptions for benefit obligations at December 31:

	2005	2004
Discount rate	5.65%	6.00%
Rate of compensation increase	3.50%	3.50%

Carlisle used an assumed discount rate of 5.65% for the 2005 valuation. The Company changed its assumption for the 2005 and 2004 valuation regarding the discount rate to be based on a projected yield curve which provides a better matching of the expected future retirement plan cash flows with projected yields.

Assumptions for net period benefit cost for years ended December 31:

	2005	2004	2003
Discount rate	6.00%	6.10%	6.75%
Rate of compensation increase	3.50%	3.50%	3.50%
Expected long-term return on plan assets	8.50%	8.75%	8.75%

The Company considers several factors in determining the long-term rate of return for plan assets. Current market factors such as inflation and interest rates are evaluated and consideration is given to the diversification and rebalancing of the portfolio. The Company also looks to peer data and historical returns for reasonability and appropriateness.

The 2005 and 2004 pension plan disclosures were determined using a September 30 measurement date. The Company recorded an intangible asset of $1.7 million as of December 31, 2005 and $2.6 million as of December 31, 2004, primarily for unamortized prior service costs, which is recorded in notes receivable and other assets. The change in the minimum liability included in other comprehensive income (loss), pre-tax, for 2005, 2004 and 2003 was $(5.3) million, $11.4 million and $(13.9) million, respectively.

Additionally, the Company maintains retirement savings plans covering a significant portion of its employees. Expenses for these plans were approximately $8.7 million in 2005, $8.1 million in 2004 and $7.9 million in 2003. The Company also sponsors an employee stock ownership plan (“ESOP”) as part of one of its existing savings plans. Costs for the ESOP are included in the previously stated expenses. The ESOP is available to eligible domestic employees and represents a match in the Company’s common stock of contributions made by plan participants to the savings plan up to a maximum of 4.00% of a participant’s eligible compensation. Once vested, participants may transfer their savings plan investments in the Company’s common stock to other investment options within the savings plan. Participants are not allowed to direct their contributions to the savings plan to an investment in the Company’s common stock. A breakdown of shares held by the ESOP at December 31 is as follows:

	2005	2004	2003
Shares held by the ESOP	1,516,323	1,628,579	1,657,198

The Company also has a limited number of unfunded post-retirement benefit programs. Carlisle’s liability for post-retirement medical benefits is limited to a maximum obligation; therefore, the Company’s liability is not materially affected by an assumed health care cost trend rate.

The Company’s 2005 and 2004 disclosures for its post-retirement benefit programs are determined based on a September 30 measurement date.

The change in post-retirement medical projected benefit obligation:

In thousands	2005	2004
Benefit obligation at beginning of year	$12,253	$12,910
Service cost	3	4
Interest cost	680	729
Participant contributions	951	615
Actuarial loss	1,268	295
Benefits paid	(2,557)	(2,300)
Benefit obligation at end of year	$12,598	$12,253

Reconciliation of the post-retirement medical accrued benefit cost:

In thousands	2005	2004
Funded status	$(12,598)	$(12,253)
Unrecognized net actuarial loss	3,698	2,578
Unrecognized transition obligation	1,547	1,767
Contributions	401	421
Accrued benefit cost	$(6,952)	$(7,487)

The Company includes accrued benefit costs for its post-retirement program in Other long-term liabilities on the Company’s Consolidated Balance Sheet.

Company contributions in 2006 are estimated to be consistent with contributions made in 2005.

The Company’s post-retirement benefit obligations were determined using an assumed discount rate of 5.65%, and 6.00% for years ended December 31, 2005 and 2004, respectively. The Company changed its assumption for the 2005 and 2004 valuation regarding the discount rate to be based on a projected yield curve which provides a better matching of the expected future retirement plan cash flows with projected yields.

Components of net periodic benefit cost for years ended December 31:

In thousands	2005	2004	2003
Service cost	$3	$4	$87
Interest cost	680	729	834
Curtailment gain	—	—	(1,538)
Net amortization and deferral	367	332	268
Net periodic benefit cost	$1,050	$1,065	$(349)

The curtailment gain of $1.5 million in 2003 was due primarily to the Company’s closure of its Carlisle Engineered Products’ Erie-Bundy Park, Pennsylvania plant which was part of the Automotive Components segment.

The Company’s post-retirement medical benefit cost for 2005, 2004 and 2003 was determined using an assumed discount rate of 6.00%, 6.10% and 6.75%, respectively.

The following is a summary of estimated future benefits to be paid for the Company’s defined benefit pension plan and post-retirement medical plan as of December 31, 2005. Benefit payments are estimated based on the same assumptions used in the valuation of the projected benefit obligation:

In thousands	Defined Benefit Retirement Plan	Post-Retirement Medical Plan
Year
2006	$11,795	$1,400
2007	13,407	1,359
2008	12,728	1,315
2009	13,580	1,266
2010	13,344	1,218
2011-2015	$72,853	$5,264

Note 14 - Income Taxes

The provision for income taxes from continuing operations is as follows:

In thousands	2005	2004	2003
Current expense
Federal	$54,874	$33,413	$34,759
State, local and other	6,394	4,360	5,074
	61,268	37,773	39,833
Deferred expense (income)
Federal	(5,321)	9,362	5,115
State, local and other	4,277	1,333	654
	(1,044)	10,695	5,769
Total provision	$60,224	$48,468	$45,602

Deferred tax assets (liabilities) are comprised of the following at December 31:

In thousands	2005	2004
Extended warranty	$21,382	$20,622
Inventory reserves	2,712	1,829
Doubtful receivables	4,990	2,802
Employee benefits	25,874	22,689
Foreign loss carryforwards	4,422	6,946
Less: valuation allowance	(2,771)	—
Capital loss carryforwards	3,275	—
Less: valuation allowance	(3,275)	—
Other, net	743	106
Gross deferred assets	57,352	54,994
Depreciation	(52,241)	(60,760)
Amortization	(19,693)	(1,934)
Gross deferred liabilities	(71,934)	(62,694)
Net deferred tax liabilities	$(14,582)	$(7,700)

The foreign loss carryforwards for 2004 include $2.8 million of prior year foreign losses that were reclassified from the current tax liability account during the current year.

In assessing whether deferred tax assets are realizable, the Company considers if it is more likely than not that they will be realized. Realization of deferred tax assets is dependant upon the generation of future taxable income during the periods in which those temporary differences become deductible. At December 31, 2005, it was determined that certain carryforward tax attributes may not be fully realized. Accordingly, a valuation allowance was provided to reduce the related deferred tax assets. Based on historical levels of taxable income and projections of future taxable income over the periods in which deferred tax assets are deductible, the Company believes it is more likely than not the benefits of remaining deductible differences will be realized.

A reconciliation of taxes from continuing operations computed at the statutory rate to the tax provision is as follows:

In thousands	2005	2004	2003
Federal income taxes at statutory rate on income from continuing operations	$67,745	$55,680	$49,069
Benefit for export sales	(1,036)	(1,150)	(1,036)
Benefit for manufacturing deduction	(1,604)	—	—
State and local taxes, net of federal income tax benefit	3,234	1,401	2,873
Rate difference on foreign earnings	(4,906)	(1,693)	(966)
Settlement of IRS audit	(3,000)	(3,734)	(3,365)
Effect of tax law changes	—	(1,878)	—
Other, net	(209)	(158)	(973)
	$60,224	$48,468	$45,602
Effective income tax rate on continuing operations	31.1%	30.5%	32.5%

Cash payments for income taxes, net of refunds, were $33.4 million, $51.8 million and $20.1 million in 2005, 2004 and 2003, respectively.

The Company’s income before tax from U.S. and non-U.S. operations amounted to $133.3 million and $26.6 million, respectively, for the year ended December 31, 2005, $93.3 million and $17.3 million for 2004 and $129.6 million and $2.1 million for 2003. The Company has not provided U.S. tax on cumulative undistributed earnings of non-U.S. subsidiaries where such earnings are considered indefinitely reinvested. The Company has provided U.S. tax on cumulative undistributed earnings of non-consolidated foreign subsidiaries, where such earnings are not considered indefinitely reinvested. Below is a chart of unrepatriated earnings for the most current three years.

In millions	2005	2004	2003
Indefinitely reinvested	$55.40	$63.30	$51.30
Not indefinitely reinvested	17.80	15.20	12.80
Total	$73.20	$78.50	$64.10

Note 15 - Other Long-Term Liabilities

The components of other long-term liabilities are as follows:

In thousands	December 31 2005	December 31 2004
Pension and other post-retirement obligations	$47,714	$47,795
Deferred taxes	49,754	36,465
Long-term warranty obligations	2,535	3,302
Other	3,135	2,788
Non-current liabilities associated with assets held for sale	(99)	(1,961)
Other long-term liabilities	$103,039	$88,389

Note 16 - Commitments and Contingencies

For its continuing and discontinued operations, the Company is obligated under various noncancelable operating leases for certain facilities and equipment. Rent expense was $16.7 million, $18.3 million and $12.7 million in 2005, 2004 and 2003, respectively. Future minimum payments under its various noncancelable operating leases in each of the next five years are approximately $14.9 million in 2006, $12.8 million in 2007, $9.6 million in 2008, $7.8 million in 2009, $7.1 million in 2010 and $30.9 million thereafter.

At December 31, 2005, letters of credit amounting to $51.7 million were outstanding, primarily to provide security under insurance arrangements and certain borrowings.

The Company has financial guarantee lines in place for certain of its operations in Asia and Europe to facilitate working capital needs, customer performance and payment and warranty obligations. At December 31, 2005, the Company had issued guarantees of $11.0 million, of which $7.8 million represents amounts recorded in current liabilities. The fair value of these guarantees is estimated to equal the amount of the guarantees at December 31, 2005, due to their short-term nature.

During 2005, the Company sold certain assets and liabilities of its discontinued automotive components business. The transaction included the assumption of certain real estate and equipment leases by the buyer for which the Company has guaranteed. The leases guaranteed by the Company expire in 2009 through 2011 and have total minimum lease payments of $3.0 million as of December 31, 2005. The Company believes that the purchaser will fulfill all obligations required by those lease agreements.

The Company offers various warranty programs on its installed roofing systems, braking products, truck trailers, refrigerated truck bodies, and cheese making equipment. The change in the Company’s aggregate product warranty liabilities for the period ended December 31, 2005 and 2004 was as follows:

In thousands	2005	2004
Beginning reserve	$8,517	$9,242
Current year provision	11,658	12,939
Current year claims	(12,236)	(13,664)
Ending reserve	$7,939	$8,517

The amount of extended product warranty revenues recognized was $14.2 million for the year ended December 31, 2005, and $14.3 million for the years ended December 31, 2004 and 2003.

The Company has entered into long-term purchase agreements expiring December 31, 2006 for certain key raw materials. Commitments are variable based on changes in commodity price indices. During 2005, the Company purchased raw materials of approximately $21.4 million under this contract. Based on prices at December 31, 2005, commitments under these agreements total approximately $26.0 million.

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

The Company may be involved in various legal actions from time to time arising in the normal course of business. In the opinion of management, the ultimate outcome of such actions will not have a material adverse effect on the consolidated financial position of the Company, but may have a material impact on the Company’s results of operations for a particular period. During the year ended December 31, 2005, the Company received proceeds of $3.6 million, net of legal fees, from the favorable resolution of certain legal actions initiated by the Company. These proceeds were included in Other (income) expense, net.

At December 31, 2005, approximately 8% of the Company’s employees were covered by collective bargaining agreements. Collective bargaining agreements that will expire in 2006 cover approximately 5% of the Company’s employees. It is uncertain at this time whether agreements will be reached without interruption of production, and the terms of the agreements ultimately reached could result in higher wage and benefit costs.

Note 17 – Discontinued Operations and Assets Held for Sale

As part of its commitment to concentrate on its core businesses, in November of 2005 the Company announced plans to sell the Carlisle Systems and Equipment businesses, consisting of Carlisle Process Systems, Walker Stainless Equipment, CPS Pharma, and Walker Transportation. The Company is actively marketing the Carlisle Systems and Equipment businesses and conducting other actions required to complete the sale of these operations in 2006. In 2004, the Company disclosed plans to sell three businesses including the plastic components operation of Carlisle Tire and Wheel, formally presented within the Industrial Components segment, the pottery business of Carlisle FoodService, previously reported with the former General Industry segment, as well as all operations of Carlisle Engineered Products, which comprised the former Automotive Components segment. The assets of these operations have met the criteria for, and have been classified as “held for sale” in accordance with SFAS 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.”  As well, results of operations for these businesses, and any gains or losses recognized from their sale, are reported as “discontinued operations” in accordance with SFAS 144.

Total assets held for sale at December 31 were as follows:

In thousands	December 31, 2005	December 31, 2004
Assets held for sale:
Plastic components operation of Carlisle Tire & Wheel	$—	$477
Carlisle Engineered Products	716	64,352
Pottery business of Carlisle FoodService	—	2,160
Carlisle Systems & Equipment	108,027	103,391
Total assets held for sale	$108,743	$170,380

The major classes of assets and liabilities held for sale included in the Company’s Consolidated Balance Sheets were as follows:

In thousands	December 31, 2005	December 31, 2004
Assets held for sale:
Receivables	$29,706	$25,354
Inventories	15,782	28,091
Prepaid expenses and other current assets	20,300	20,090
Total current assets held for sale	65,788	73,535
Property, plant and equipment, net	21,936	72,478
Goodwill, net	20,322	22,108
Patents and other intangible assets, net	500	367
Notes receivable and other assets	197	844
Investments and advances to affiliates	—	1,048
Total assets held for sale	$108,743	$170,380

Liabilities associated with assets held for sale:
Short-tem debt, including current maturities	$156	$217
Accounts payable	33,536	66,671
Accrued expenses	7,004	11,543
Deferred revenue	949	1,044
Total current liabilities associated with assets held for sale	41,645	79,475
Long-term debt	871	1,170
Other long-term liabilities	99	1,961
Total liabilities associated with assets held for sale	$42,615	$82,606

Net sales and (loss) income before income taxes from discontinued operations were as follows:

	December 31,	December 31,	December 31,
In thousands	2005	2004	2003
Net sales:
Plastic components operation of Carlisle Tire & Wheel	$—	$6,094	$8,772
Carlisle Engineered Products	122,433	211,594	209,063
Pottery business of Carlisle FoodService	245	2,079	2,839
Carlisle Systems & Equipment	218,249	227,783	194,908
Net sales for discontinued operations	$340,927	$447,550	$415,582

(Loss) income from discontinued operations:
Plastic components operation of Carlisle Tire & Wheel	$(414)	$(8,504)	$(195)
Carlisle Engineered Products	(44,540)	(48,025)	4,206
Pottery business of Carlisle FoodService	(1,481)	(3,197)	(3,395)
Carlisle Systems & Equipment	12,808	11,259	(9,087)
Loss from discontinued operations	$(33,627)	$(48,467)	$(8,471)

In 2005, the Company completed the sales of the plastic components operations of Carlisle Tire and Wheel and the pottery business of Carlisle FoodService, resulting in losses of less than $0.1 million and $1.1 million, respectively. Included in 2004 results related to the plastic components business of Carlisle Tire and Wheel were a $1.8 million charge related to a customer settlement and a $2.1 million write-down to fair value of fixed assets. Results for the pottery business of Carlisle FoodService in 2003 included a $0.9 million write-down to fair value of fixed assets.

The Company sold substantially all of the assets of Carlisle Engineered Products in 2005, which resulted in a loss of $29.2 million before taxes. Not included in these transactions were a small manufacturing facility and certain accounts receivable, which included amounts due from Delphi Corporation which filed for bankruptcy protection under chapter 11 of the U.S. Bankruptcy Code on October 8, 2005. Also included in 2005 results were charges of $7.2 million of related to the reserve of receivables primarily associated with the commenced Delphi bankruptcy filing, as well as reserves against losses associated with the sale of the remaining assets, which the Company is actively marketing. The ultimate loss will be determined upon the sales or other disposition of these remaining assets. In 2004, the Company recorded an impairment charge of $40.3 million against the goodwill of this business based on management’s assessment of fair value as well as a $4.4 million write-down in a joint venture investment.

Note 18 – Exit and Disposal Activities

The following table represents the effects of exit and disposal activities not related to discontinued operations on the Company’s Consolidated Statements of Earnings for the years ended December 31:

In thousands	2005	2004	2003
Cost of goods sold	$1,751	$1,101	$2,237
Selling and administrative expenses	17	257	888
Other expenses	4,265	939	311
Total exit and disposal costs	$6,033	$2,297	$3,436

Exit and disposal activities by type of charge for the years ended December 31 were as follows:

In thousands	2005	2004	2003
Termination benefits	$1,187	$291	$1,649
Contract termination costs	179	—	900
Other associated costs*	4,667	2,006	887
Total exit and disposal costs	$6,033	$2,297	$3,436

*      Other associated costs primarily relate to relocation of employees and equipment, inventory, lease on a closed facility and fixed asset write-offs.

Exit and disposal activities by segment were as follows:

In thousands	2005	2004	2003
Total by segment
Industrial Components	$1,240	$929	$698
Diversified Components	4,793	1,368	2,738
Total exit and disposal costs	$6,033	$2,297	$3,436

Industrial Components – On March 29, 2005, Carlisle Power Transmission announced plans to close its plant in Red Wing, Minnesota. Total costs to exit this facility are expected to be $2.1 million; of which $1.2 million was incurred in 2005 and $0.2 million was planned for 2006 relating primarily to termination benefits and costs to relocate equipment from the Red Wing facility to other manufacturing locations. The remaining $0.7 million was recorded in 2004 and represented a write-down in the value of fixed assets.

Approximately $0.2 million of the 2004 exit and disposal costs, and all of 2003 costs for the Industrial Components segment relate to the consolidation of the management teams of Carlisle Tire & Wheel Company and Carlisle Power Transmission and a plant closure. Activities under this plan included employee terminations of $0.7 million and relocation costs of $0.2 million. No significant liabilities were recorded or remain related to these activities.

Diversified Components – Exit and disposal costs of $4.0 million and $0.5 million were incurred during the year ended December 31, 2005 by Tensolite and Carlisle FoodService, respectively. Tensolite’s exit costs consisted of a $4.0 million accrual for lease costs included in Accrued expenses that are associated with a vacated facility located in Massachusetts. Carlisle FoodService’s exit costs were related to the consolidation of a brush manufacturing operation located in California into an existing facility located in Georgia. Those consolidation activities were completed in 2005 and no liabilities remain.

Exit and disposal activities in the Diversified Components segment in 2004 relate primarily to the Company’s Ridgway, Pennsylvania facility, closed in the first quarter 2002. The total cost of this closure through December 31, 2004 was $2.4 million; of which $2.3 million was incurred in 2002 and the remaining $0.1 million in 2004. Of the total amount incurred, $1.5 million was paid for moving and relocation expenses and $0.9 million related to pension and other costs. The Company believes these activities are complete and does not expect to incur additional costs.

Exit and disposal activities in the Diversified Components segment in 2004 also related to the consolidation of the Flo-Pac operations, acquired in May 2003, into Carlisle FoodService and the relocation of a textile operation within the Carlisle FoodService organization. The plan to purchase Flo-Pac included the sale of real property acquired, the termination of employees, and the relocation of equipment and employees to other facilities. The total cost of $2.0 million included $0.9 million which was recorded as goodwill in accordance with Emerging Issues Task Force (“EITF”) 95-3, Recognition of Liabilities in Connection with a Business Combination. Of the remaining $1.1 million, $0.6 million was incurred in 2003 and $0.5 million was spent in 2004 through the project’s completion in the second quarter. The majority of the costs not applicable to EITF 95-3, related to relocation costs and severance of employees at existing locations. The relocation of the manufacturing equipment at a textile operation in Carlisle FoodService was completed in 2004 at a cost of $0.4 million. The costs related primarily to termination benefits, moving expenses and training costs.

Exit and disposal activities for the motion control systems during 2004 and 2003 of $0.3 million and $0.6 million, respectively, included the closure of a testing facility and warehouse, costs associated with the sale of its spring brake business in December 2003, and termination benefits associated with the consolidation of the management teams of Carlisle Industrial Brake and Friction and Carlisle Motion Control. The Company believes these activities are complete and does not expect to incur additional costs.

Other exit and disposal activities of $2.1 million in 2003 in the Diversified Components segment included expenses associated with the aforementioned acquisition of Flo-Pac, the consolidation of operations within Carlisle FoodService, the shut down of a Tensolite facility in Mexico and remaining costs associated with closing Tensolite’s Vermont facility initiated in 2001. The majority of these costs related to termination benefits of $0.8 million, contract termination costs of $0.5 million, fixed asset write-downs of $0.5 million, and rent payments of $0.3 million.

Note 19 - Fair Value of Financial Instruments

The Company estimates that the carrying amounts of its cash and cash equivalents, receivables, short-term debt and accounts payable approximate fair value due to their short maturity. See Note 7 regarding the fair market value of the Company’s senior notes.

Note 20 - Segment Information

Concurrent with a change in segment management effective November 7, 2005, the Company reorganized its previously reported five operating segments into three operating segments. The Company’s reportable segments have been organized around differences in products and services, and operating segments have been aggregated based on segment managers. The accounting policies of the segments are the same as those described in the summary of accounting policies. The chief operating decision maker evaluates segment performance by earnings before interest and income taxes. The Company’s operations are reported in the following segments:

Construction Materials—the principal products of this segment are rubber (EPDM), FleeceBACK® and thermoplastic polyolefin (TPO) roofing membranes used predominantly on non-residential low-sloped roofs, related roofing accessories, including flashings, fasteners, sealing tapes, coatings and waterproofing and insulation products. The markets served include new construction, re-roofing and maintenance of low-sloped roofs, water containment, HVAC sealants, and coatings and waterproofing.

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

Diversified Components—the principal products of this group include: (i) heavy-duty friction blocks, disc linings, braking systems parts, brake shoe remanufacturing and relining for on-highway Class 6, 7 and 8 trucks, braking systems for on-highway and industrial equipment, specialty friction products, and brake actuation systems for on-highway towed vehicles for manufacturers of heavy-duty trucks, trailers, brakes and axles, heavy-duty equipment and truck dealers and replacement part and aftermarket distributors. (ii) open-deck construction trailers, dump trailers for the material hauling, specialized trailers for large-capacity multi-unit trailers and over-the-road commercial trailers for heavy equipment and truck dealers and commercial haulers. (iii) commercial and institutional foodservice permanentware, table coverings, cookware, catering equipment, fiberglass and composite material trays and dishes, industrial brooms, brushes, mops, rotary brushes and carpet care products for commercial and non-commercial foodservice operators and sanitary maintenance professionals, (iv) high performance wire, cable, connectors and cable assemblies, including RF/microwave connectors and cable assemblies primarily for the aerospace, business aircraft, defense electronics, test and measurement equipment and wireless infrastructure equipment industries, and (v) insulated temperature/climate-controlled truck bodies and trailers for customers in warehouse-to-retail store delivery and home food delivery.

Corporate—includes general corporate expenses. Corporate assets consist primarily of cash and cash equivalents, facilities, deferred taxes and other invested assets.

Geographic Area Information—sales are attributable to the United States and to all foreign countries based on the country in which subsidiaries are domiciled. Sales by country for the years ended December 31 were as follows (in thousands):

Country	2005	2004*	2003*
United States	$2,042,779	$1,819,791	$1,546,422
Canada	81,311	77,850	67,866
China	69,396	61,774	37,927
Netherlands	14,232	29,158	22,195
All Other	1,892	11,257	18,172
Net Sales	$2,209,610	$1,999,830	$1,692,582

* Prior years’ presentations revised to exclude discontinued operations

Long-lived assets, comprised of net property, plant and equipment, goodwill and other intangible assets, investments and other long-term assets, located in the United States and foreign countries are as follows (in thousands):

Country	2005	2004*
Long-lived assets held and used:
United States	$686,787	$620,345
Denmark**	68,164	78,454
China	59,270	30,167
United Kingdom	—	—
Netherlands	28,462	16,704
Canada	5,962	5,611
Mexico	10,392	719
All Other	93	127
Total held and used	$859,130	$752,127
Long-lived assets held for sale:
United States	13,861	57,770
United Kingdom	22,428	24,777
Denmark	2,813	3,676
Netherlands	2,291	2,797
China	1,562	1,159
Mexico	—	6,655
All Other	—	11
Total held for sale	42,955	96,845
Total long-lived assets	$902,085	$848,972

* Prior year presentation revised to reflect assets held for sale of discontinued operations

** Includes investment in and advances to the Company’s European roofing joint venture

Financial information for operations by reportable business segment is included in the following summary:

Segment Financial Data

In thousands	Sales(1)	EBIT	Assets	Depreciation and Amortization	Capital Spending
2005
Construction Materials	$865,652	$131,844	$401,348	$14,078	$61,683
Industrial Components	747,859	55,253	520,723	21,874	15,449
Diversified Components	596,099	51,750	443,363	16,207	17,224
Corporate	—	(29,381)	89,080	1,062	6,847
Total	$2,209,610	$209,466	$1,454,514	$53,221	$101,203

2004(2)
Construction Materials	$721,958	$94,478	$345,146	$10,156	$30,083
Industrial Components	727,189	61,067	549,090	20,955	25,991
Diversified Components	550,683	39,344	353,354	16,419	14,088
Corporate	—	(21,431)	83,271	1,411	303
Total	$1,999,830	$173,458	$1,330,861	$48,941	$70,465

2003(2)
Construction Materials	$579,367	$77,172	$285,238	$9,452	$8,432
Industrial Components	622,435	58,306	471,547	20,079	15,529
Diversified Components	490,780	38,363	356,134	16,753	13,130
Corporate	—	(19,700)	94,307	1,464	336
Total	$1,692,582	$154,141	$1,207,226	$47,748	$37,427

(1) Excludes intersegment sales

(2) 2004 and 2003 figures have been revised to reflect discontinued operations and conform with the 2005 segment presentation

A reconciliation of assets reported above to total assets as presented on the Company’s Consolidated Balance Sheets is as follows:

	2005	2004
Assets per table above	$1,454,514	$1,330,861
Assets held for sale of discontinued operations (Note 17)	108,743	170,380
Total Assets per Consolidated Balance Sheets	$1,563,257	$1,501,241

Note 21 – Quarterly Financial Data

(Unaudited) In thousands except per share data)	First	Second	Third	Fourth	Year

2005*
Net sales	$537,738	$591,596	$546,051	$534,225	$2,209,610
Gross profit	$110,167	$121,127	$105,773	$101,849	$438,916
Operating expenses	$63,983	$55,159	$53,111	$57,197	$229,450
Income from continuing operations, net of tax	$28,755	$42,082	$35,991	$26,506	$133,334
Basic earnings per share from continuing operations	$0.93	$1.36	$1.18	$0.87	$4.34
Diluted earnings per share from continuing operations	$0.92	$1.34	$1.16	$0.86	$4.29

Net Income (Loss)	$28,253	$34,676	$19,700	$23,736	$106,365
Basic earnings (loss) per share	$0.91	$1.12	$0.64	$0.78	$3.46
Diluted earnings (loss) per share	$0.90	$1.11	$0.64	$0.77	$3.42

Dividends per share	$0.230	$0.230	$0.250	$0.250	$0.960
Stock price:
High	$72.72	$74.80	$70.79	$70.73
Low	$61.12	$67.65	$59.00	$58.88

2004*
Net sales	$446,547	$530,518	$532,148	$490,617	$1,999,830
Gross profit	$91,564	$112,629	$100,552	$84,852	$389,597
Operating expenses	$56,405	$51,627	$50,947	$57,160	$216,139
Income from continuing operations, net of tax	$21,378	$38,550	$31,604	$19,080	$110,612
Basic earnings per share from continuing operations	$0.69	$1.24	$1.02	$0.62	$3.56
Diluted earnings per share from continuing operations	$0.68	$1.23	$1.00	$0.61	$3.52

Net Income (Loss)	$23,725	$37,359	$28,976	$(10,448)	$79,612
Basic earnings (loss) per share	$0.77	$1.20	$0.93	$(0.34)	$2.57
Diluted earnings (loss) per share	$0.76	$1.19	$0.92	$(0.34)	$2.54

Dividends per share	$0.220	$0.220	$0.230	$0.230	$0.900
Stock price:
High	$63.57	$64.29	$67.31	$66.35
Low	$54.50	$54.85	$59.07	$56.92

NOTE: The sum of the quarterly per share amounts may not agree to the respective annual amounts due to rounding.

* Quarterly financial data for the third quarter 2005 and prior has been revised from prior 10-Q filings to reflect discontinued operations.

In the fourth quarter of 2004, the Company recorded after-tax, non-cash write-offs of $25.1 million of goodwill and $3.1 million of other assets associated with discontinued operations. See Note 17 for additional detail.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Carlisle Companies Incorporated

We have audited the accompanying consolidated balance sheet of Carlisle Companies Incorporated and subsidiaries as of December 31, 2005, and the related consolidated statements of earnings and comprehensive income, shareholders’ equity, and cash flows for the year ended December 31, 2005. Our audit also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Carlisle Companies Incorporated and subsidiaries at December 31, 2005, and the consolidated results of their operations and their cash flows for year ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Carlisle Companies Incorporated’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Charlotte, North Carolina
March 10, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Carlisle Companies Incorporated

We have audited management’s assessment, included in the accompanying “Management’s Report On Internal Control Over Financial Reporting,” that Carlisle Companies Incorporated maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Carlisle Companies Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Carlisle Companies Incorporated maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Carlisle Companies Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Carlisle Companies Incorporated and subsidiaries as of December 31, 2005, and the related consolidated statement of earnings and comprehensive income, shareholders’ equity, and cash flows for the year ended December 31, 2005 of Carlisle Companies Incorporated and subsidiaries and our report dated March 10, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Charlotte, North Carolina
March 10, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors

Carlisle Companies Incorporated:

We have audited the accompanying consolidated balance sheet of Carlisle Companies Incorporated and subsidiaries as of December 31, 2004, and the related consolidated statements of earnings and comprehensive income, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carlisle Companies Incorporated and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

KPMG LLP

Charlotte, North Carolina

March 8, 2005, except for Note 1 “Discontinued Operations”, which is as of March 8, 2006

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On May 4, 2005, the Audit Committee of the Board of Directors of the Company dismissed KPMG LLP (“KPMG”) as the Company’s independent public accounting firm and on May 17, 2005 engaged Ernst & Young LLP (“EY”) as the Company’s independent registered public accounting firm to audit the Company’s financial statements and the effectiveness of the Company’s internal controls over financial reporting for the year-ended December 31, 2005. EY’s engagement commenced on May 17, 2005.

The audit reports of KPMG on the Company’s consolidated financial statements as of and for each of the years ended December 31, 2004 and December 31, 2003 as well as the audit reports of KPMG on management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004 and the effectiveness of internal control over financial reporting as of December 31, 2004 did not contain an adverse opinion or disclaimer of opinion, nor were such audit reports qualified or modified as to uncertainty, audit scope or accounting principle.

During the years ended December 31, 2004 and December 31, 2003, and through May 4, 2005, there were no disagreements with KPMG on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG, would have caused them to make reference thereto in their audit reports on the Company’s financial statements for such years.

During the years ended December 31, 2004 and December 31, 2003, and through May 4, 2005, there were no “reportable events” requiring disclosure pursuant to paragraph (a)(1)(v) of Item 304 of Regulation S-K.

The Company provided KPMG with a copy of the foregoing disclosures. Attached as Exhibit 16.1 to the Company’s related Form
8-K, dated May 10, 2005, is a copy of KPMG’s letter, dated May 10, 2005, stating its agreement with such statements.

During the years ended December 31, 2004 and December 31, 2003, and prior to the date the Company engaged EY, the Company did not consult EY with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements or internal controls over financial reporting, or any other matters or reportable events as set forth in paragraph (a)(2)(i) and (ii) of Item 304 of Regulation S-K

Item 9A. Controls and Procedures.

(a) Under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation and as of December 31, 2005, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective.

Management has prepared a report on the Company’s internal control over financial reporting in which management has determined that the Company’s controls are effective. A copy of management’s report is set forth below.

(b) During the fourth quarter of 2005, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer, the Company evaluated the effectiveness of the design and operation of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B. Other Information.

None

Part III

Item 10. Directors and Executive Officers of the Registrant.

The following table sets forth certain information relating to each executive officer of the Company, as furnished to the Company by the executive officers. Except as otherwise indicated each executive officer has had the same principal occupation or employment during the past five years.

Name	Age	Positions With Company	Period of Service

Stephen P. Munn	63	Chairman of the Board since January, 1994; and Chief Executive Officer from September, 1988 to February, 2001.	September, 1988 to date

Richmond D. McKinnish	56	Chief Executive Officer since February, 2001; President, since March, 2000; and Executive Vice President from March, 1999 to March, 2000	August, 1974 to date

John W. Altmeyer	47	Group President, Construction Materials since November, 2005. President and Chief Executive Officer of Carlisle SynTec from July, 1997 to November, 2005.	June, 1989 to date

Barry Littrell	52

Group President, Industrial Components since November, 2005. President and Chief Executive Officer of Carlisle Tire & Wheel Company from April, 2000 to November, 2005. President and Chief Executive Officer of Carlisle Power Transmission from June, 2003 to November, 2005.

			March, 1996 to date

Michael D. Popielec	44

Group President, Diversified Components since November, 2005. Formerly employed by (i) Danka Business Systems, Inc. as Chief Operating Officer, Americas from 2004 to 2005 and President and Chief Operating Officer, International from 2003 to 2004, and (ii) General Electric Company as President and Chief Executive Officer GE Power Controls from 2000 to 2003.

			November, 2005 to date

Carol P. Lowe	40

Vice President and Chief Financial Officer since May, 2004. Treasurer from January, 2002 to May, 2004. Formerly employed by National Gypsum Company, a gypsum wallboard manufacturer, as Treasurer from October, 2000 to January, 2002 and Assistant Treasurer from January, 1998 to October, 2000.

			January, 2002 to date

Kevin G. Forster	52	President, Asia-Pacific since September, 1997.	August, 1990 to date

Steven J. Ford	46	Vice President, Secretary and General Counsel since July, 1995.	July, 1995 to date

The officers have been elected to serve at the pleasure of the Board of Directors of the Company. There are no family relationships between any of the above officers, and there is no arrangement or understanding between any officer and any other person pursuant to which he was selected an officer.

Information required by Item 10 with respect to directors of the Company is incorporated by reference to the Company’s definitive proxy statement filed with the Securities and Exchange Commission on March 13, 2006.

The Company has adopted a Business Code of Ethics covering, among others, its principal executive officer, principal accounting officer, and controller. The Business Code of Ethics is published on the Company’s website:  www.carlisle.com. Any amendment to, or waiver of, any provision of the Business Code of Ethics effecting such senior officers will be disclosed on the Company’s website.

Item 11. Executive Compensation.

Information required by Item 11 is incorporated by reference to the Company’s definitive proxy statement filed with the Securities and Exchange Commission on March 13, 2006.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Information required by Item 12 is incorporated by reference to the Company’s definitive proxy statement filed with the Securities and Exchange Commission on March 13, 2006.

The number of securities to be issued upon the exercise of stock options under the Company’s equity compensation plans, the weighted average exercise price of the options and the number of securities remaining for future issuance are as follows:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options	(b) Weighted-average exercise price of options outstanding	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

Equity compensation plans approved by security holders	1,148,547	$48.23	2,523,127

Item 13. Certain Relationships and Related Transactions.

Not applicable.

Item 14. Principal Accountant Fees and Services.

Information required by Item 14 is incorporated by reference to the Company’s definitive proxy statement filed with the Securities and Exchange Commission on March 13, 2006.

Part IV

Item 15. Exhibits and Financial Statement Schedules.

Financial statements required by Item 8 are as follows:

Consolidated Statements of Earnings, years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Shareholders’ Equity, years ended December 31, 2005, 2004 and 2003
Consolidated Balance Sheets, December 31, 2005 and 2004
Consolidated Statements of Cash Flows, years ended December 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements

Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts

Exhibits applicable to the filing of this report are as follows:

(3)	By-laws of the Company. (a)
(3.1)	Restated Certificate of Incorporation as amended April 22, 1991. (d)
(3.2)	Certificate of Amendment of the Restated Certificate of Incorporation dated
December 20, 1996. (f)
(3.3)	Certificate of Amendment of the Restated Certificate of Incorporation dated April 29, 1999. (i)
(4)	Shareholders’ Rights Agreement, February 8, 1989. (a)
(4.1)	Amendment to Shareholders’ Rights Agreement, dated August 7, 1996. (e)
(4.2)	Trust Indenture. (g)
(10.1)	Executive Incentive Program. (b)
(10.2)	Amendment to Executive Incentive Program. (h)
(10.3)	Amended and Restated Executive Incentive Program. (l)
(10.4)	Form of Nonqualified Stock Option Agreement. (m)
(10.5)	Form of Restricted Share Agreement. (m)
(10.6)	Form of Executive Severance Agreement. (c)
(10.7)	Summary Plan Description of Carlisle Companies Incorporated Director Retirement Plan, effective November 6, 1991. (c)
(10.8)	Amendment to the Carlisle Companies Incorporated Director Retirement Plan. (k)
(10.9)	Nonemployee Director Stock Option Plan. (i)
(10.10)	Amended and Restated Non-Employee Director Stock Option Plan. (j)
(10.11)	Form of Stock Option Agreement for Nonemployee Director. (n)
(10.12)	Amended and Restated Nonemployee Director Equity Plan. (o)
(10.13)	Form of Nonqualified Stock Option Agreement for Nonemployee Directors. (p)
(10.14)	Form of Restricted Share Agreement for Nonemployee Directors. (p)
(10.15)	Carlisle Companies Incorporated Deferred Compensation Plan for Non-Employee Directors. (k)
(10.16)	Senior Management Incentive Compensation Plan. (l)
(10.17)	Summary of Compensation Arrangements for Executive Officers.
(10.18)	Summary of Compensation Arrangements for Nonemployee Directors.
(12)	Ratio of Earnings to Fixed Charges.
(21)	Subsidiaries of the Registrant.
(23.1)	Consent of Ernst & Young LLP.
(23.2)	Consent of KPMG LLP.
(31.1)	Rule 13a-14(a)/15d-14(a) Certifications.

(31.2)	Rule 13a-14(a)/15d-14(a) Certifications.
(32)	Section 1350 Certification.

(a)	Filed as an Exhibit to the Company’s annual report on Form 10-K for the year ended December 31, 1988 and incorporated herein by reference.
(b)	Filed with the Company’s definitive proxy statement dated March 9, 1994 and incorporated herein by reference.
(c)	Filed as an Exhibit to the Company’s annual report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.
(d)	Filed as an Exhibit to the Company’s annual report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference.
(e)	Filed as an Exhibit to Form 8-A/A filed on August 9, 1996 and incorporated herein by reference.
(f)	Filed as an Exhibit to the Company’s annual report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.
(g)	Filed as an Exhibit to the Company’s registration statement on Form S-3 (No. 333-16785) and incorporated herein by reference.
(h)	Filed with the Company’s definitive proxy statement dated March 9, 1998 and incorporated herein by reference.
(i)	Filed as an Exhibit to the Company’s annual report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.
(j)	Filed as an Exhibit to the Company’s annual report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.
(k)	Filed as an Exhibit to the Company’s annual report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.
(l)	Filed with the Company’s definitive Proxy Statement dated March 11, 2004 and incorporated herein by reference.
(m)	Filed as an Exhibit to the Company’s quarterly report on Form 10-Q for the period ended September 30, 2004 and incorporated herein by reference.
(n)	Filed as an Exhibit to the Company’s current report on Form 8-K for February 1, 2005 and incorporated herein by reference.
(o)	Filed as an Exhibit to the Company’s definitive Proxy Statement dated May 9, 2005 and incorporated herein by reference.
(p)	Filed as an Exhibit to the Company’s current report on Form 8-K for May 4, 2005 and incorporated herein by reference.

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

/s/ Peter F. Krogh

Peter F. Krogh, Director

/s/ Anthony W. Ruggiero

Anthony W. Ruggiero, Director

/s/ Lawrence A. Sala

Lawrence A. Sala, Director

/s/ Eriberto R. Scocimara

Eriberto R. Scocimara, Director

March 13, 2006	/s/ Magalen C. Webert

Magalen C. Webert, Director

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

ALLOWANCE FOR DOUBTFUL ACCOUNTS

(Dollars in thousands)

Column A	Column B	Column C		Column D	Column E
	Balance at	Charged to Costs	Charged to Other		Balance at End of
Fiscal Year	Beginning of Year	and Expenses	Accounts	Deductions (1)	Year

2003 *	6,183	1,169	449	(1,679)	6,122
2004 *	6,122	863	10	(1,219)	5,776
2005	5,776	6,680	810	(1,881)	11,385

* 2003 and 2004 amounts have been revised from prior disclosures to exclude discontinued operations

(1) Accounts written off, net of recoveries

Report of Independent Registered Public Accounting Firm

The Board of Directors

Carlisle Companies Incorporated:

Under date of March 8, 2005, except Note 1 “Discontinued Operations”, which is as of March 8, 2006, we reported on the consolidated balance sheet of Carlisle Companies Incorporated and subsidiaries as of December 31, 2004, and the related consolidated statements of earnings and comprehensive income, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2004. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in Item 15(a)2 in this Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

KPMG

Charlotte, North Carolina

March 8, 2005, except for Note 1 “Discontinued Operations”, which is as of March 8, 2006

CARLISLE COMPANIES INCORPORATED

COMMISSION FILE NUMBER 1-9278

FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2005

EXHIBIT LIST

(10.17)	Summary of Compensation Arrangements for Executive Officers

(10.18)	Summary of Compensation Arrangements for Nonemployee Directors

(12)	Ratio of Earnings to Fixed Charges

(21)	Subsidiaries of the Registrant

(23.1)	Consent of Ernst & Young LLP

(23.2)	Consent of KPMG LLP

(31.1)	Rule 13a-14a/15d-14(a) Certifications

(31.2)	Rule 13a-14a/15d-14(a) Certifications

(32)	Section 1350 Certification