Form 10-Q
period 2006-03-31
CARLISLE COMPANIES INC
filed 2006-05-05
CIK 790051

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Shares of common stock outstanding at May 1, 2006: 30,741,205

Carlisle Companies Incorporated
Consolidated Statements of Earnings and Comprehensive Income
For the Three Months ended March 31, 2006 and 2005
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005*
Net Sales	$621,105	$537,738

Cost and expenses:
Cost of goods sold	493,725	427,571
Selling and administrative expenses	61,359	55,015
Research and development expenses	3,884	3,921
Other (income) expense, net	(455)	5,045
Earnings before interest and income taxes	62,592	46,186
Interest expense, net	4,256	3,905
Earnings before income taxes	58,336	42,281
Income taxes	19,252	13,524
Income from continuing operations, net of tax	39,084	28,757

Discontinued operations
Income (loss) from operations of discontinued operations	3,011	(776)
Income tax expense (benefit)	919	(274)
Income (loss) from discontinued operations, net of tax	2,092	(502)
Net Income	41,176	28,255

Other comprehensive income (loss)
Foreign currency translation, net of tax	1,833	(7,165)
Gain (loss) on hedging activities, net of tax	3,308	(66)
Other comprehensive income (loss)	5,141	(7,231)
Comprehensive income	$46,317	$21,024

Earnings per share - basic
Income from continuing operations, net of tax	$1.28	$0.93
Income (loss) from discontinued operations, net of tax	0.07	(0.02)
Earnings per share - basic	$1.35	$0.91

Earnings per share - diluted
Income from continuing operations, net of tax	$1.26	$0.92
Income (loss) from discontinued operations, net of tax	0.07	(0.02)
Earnings per share - diluted	$1.33	$0.90

Weighted average common shares outstanding
Basic	30,444	30,943
Effect of dilutive stock options and restricted stock	533	388
Diluted	30,977	31,331

Dividends declared and paid per share	$0.250	$0.230

*    2005 figures have been revised to reflect discontinued operations. See notes 2 and 6.

See accompanying notes to Unaudited Consolidated Financial Statements

Carlisle Companies Incorporated
Consolidated Balance Sheets
March 31, 2006 and December 31, 2005
(In thousands, except per share and share amounts)

	March 31,	December 31,
	2006	2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$23,968	$38,745
Receivables, less allowance of $10,921 in 2006 and $11,385 in 2005	229,632	163,277
Inventories	358,933	336,090
Deferred income taxes	35,583	35,172
Prepaid expenses and other current assets	15,029	22,100
Current assets held for sale	62,679	65,788
Total current assets	725,824	661,172

Property, plant and equipment, net of accumulated depreciation of $471,092 in 2006 and $457,866 in 2005	444,108	432,749

Other assets:
Goodwill, net	323,733	323,588
Patents and other intangible assets, net	7,471	7,685
Investments and advances to affiliates	88,657	89,281
Notes receivable and other assets	10,137	5,827
Non-current assets held for sale	42,071	42,955
Total other assets	472,069	469,336

TOTAL ASSETS	$1,642,001	$1,563,257

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt, including current maturities	$61,513	$57,993
Accounts payable	141,642	127,698
Accrued expenses	132,349	133,512
Deferred revenue	12,860	11,863
Current liabilities associated with assets held for sale	43,196	41,645
Total current liabilities	391,560	372,711

Long-term liabilities:
Long-term debt	282,212	282,426
Deferred revenue	75,332	73,872
Other long-term liabilities	111,743	103,039
Non-current liabilities associated with assets held for sale	1,045	970
Total long-term liabilities	470,332	460,307

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $1 par value. Authorized and unissued 5,000,000 shares	—	—
Common stock, $1 par value. Authorized 100,000,000 shares; 39,330,624 shares issued; 30,587,923 outstanding in 2006 and 30,357,476 in 2005	39,331	39,331
Additional paid-in capital	61,746	53,081
Unearned compensation - includes restricted shares of 149,045 in 2006 and 108,960 in 2005	(6,019)	(3,420)
Cost of shares of treasury - 8,593,656 shares in 2006 and 8,864,188 in 2005	(168,349)	(173,493)
Accumulated other comprehensive income	7,956	2,815
Retained earnings	845,444	811,925
Total shareholders’ equity	780,109	730,239

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,642,001	$1,563,257

See accompanying notes to Unaudited Consolidated Financial Statements

Carlisle Companies Incorporated
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2006 and 2005
(Dollars in thousands)
(Unaudited)

	March 31,
	2006	2005*
Operating activities
Net income	$41,176	$28,255
Reconciliation of net income to cash flows from operating activities:
(Income) loss from discontinued operations, net of tax	(2,092)	502
Depreciation	13,811	12,882
Amortization	322	348
Earnings in equity investments	2,954	3,878
Loss on sales of investments, property and equipment, net	325	34
Deferred taxes	2,188	1,331
Foreign exchange loss	693	398
Changes in assets and liabilities, excluding effects of acquisitions and divestitures:
Current and long-term receivables	(53,843)	(32,652)
Receivables under securitization program	(4,900)	(10,000)
Inventories	(23,228)	(49,689)
Accounts payable and accrued expenses	12,160	(14,222)
Income taxes	12,700	19,531
Long-term liabilities	2,179	1,341
Other operating activities	(369)	(1,222)
Net cash provided by (used in) operating activities	4,076	(39,285)

Investing activities
Capital expenditures	(26,185)	(23,353)
Proceeds from investments, property and equipment	2,374	29
Other investing activities	224	312
Net cash used in investing activities	(23,587)	(23,012)

Financing activities
Net change in short-term borrowings and revolving credit lines	4,654	67,331
Reductions of long-term debt and industrial development and revenue bonds	—	(129)
Dividends	(7,657)	(7,141)
Treasury shares and stock options, net	10,512	4,119
Net cash provided by financing activities	7,509	64,180

Discontinued operations (Revised - See note 2)
Operating activities	(1,906)	2,973
Investing activities	(385)	(3,259)
Financing activities	(553)	(390)
Effect of exchange rate changes on cash	34	(41)
Net cash used in discontinued operations	(2,810)	(717)

Effect of exchange rate changes on cash	35	323
Change in cash and cash equivalents	(14,777)	1,489
Cash and cash equivalents
Beginning of period	38,745	25,018
End of period	$23,968	$26,507

*    2005 have been reclassified to reflect cash flows from discontinued operations. See Notes 2 and 6.

See accompanying notes to Unaudited Consolidated Financial Statements

Notes to Unaudited Consolidated Financial Statements
Three Months Ended March 31, 2006 and 2005

(1)         Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Carlisle Companies Incorporated and its wholly-owned subsidiaries (together, the “Company”). Intercompany transactions and balances have been eliminated in consolidation. The unaudited consolidated financial statements have been prepared in accordance with Article 10-01 of Regulation S-X of the Securities and Exchange Commission and, as such, do not include all information required by generally accepted accounting principles for annual financial statements. However, in the opinion of the Company, these financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial statements for the interim periods presented herein. Results of operations for the three months ended March 31, 2006, are not necessarily indicative of the operating results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company’s 2005 Form 10-K.

(2) Reclassifications and Restatements

Certain reclassifications have been made to the three months ending March 31, 2005 information to conform to the current year’s presentation.

Consolidated Statements of Earnings and Comprehensive Income have been restated to reflect the effects of discontinued operations. Segment information presented in note 14 has also been restated from prior year’s March 31, 2005 presentation to reflect the Company’s current segment structure, discontinued operations and assets held for sale. See notes 6 and 14 for additional detail regarding discontinued operations and the Company’s segment structure, respectively.

Consolidated Statements of Cash Flows separately disclose the operating, investing and financing portions of the cash flows attributable to discontinued operations, which at March 31, 2005 were reported on a combined basis as a single amount.

(3) New Accounting Pronouncements

New accounting standards adopted

In January 2006, the Company adopted SFAS No. 123(R) (“SFAS 123(R)”), Share Based Payment. This statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires the expensing of all share-based payments, including the issuance of stock options, based on the fair value of the award at the grant date. Additionally, the new standard requires the use of a fair-value measurement methodology which takes into consideration the special nature of its awards, including early exercise provisions. The new standard also specifies that excess income tax benefits related to share-based compensation expense recognized directly in equity are considered financing rather than operating cash flow activities.

The Company adopted this standard using the modified prospective method as provided by SFAS 123(R). This method requires the expensing of share-based awards issued on or after the date of adoption as well as the unvested portion of awards issued before the date of adoption (see note 4). The Company is using the Black-Scholes method for measuring the fair value of new awards.

In January 2006, the Company adopted Statement of Financial Accounting Standard No. 151 (“SFAS 151”), Inventory Costs — An Amendment of ARB No. 43, Chapter 4. This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Adoption of this standard had no material impact on the Company’s statement of earnings or financial position.

In January 2006, the Company adopted SFAS No. 153 (“SFAS 153”), Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29. SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Adoption of this standard had no material impact on the Company’s statement of earnings or financial position.

In January 2006, the Company adopted SFAS No. 154 (“SFAS 154”), Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Retrospective application is defined by the statement as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This statement also requires that a change in the depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. Adoption of this standard had no material impact on the Company’s statement of earnings or financial position.

New accounting standards

In February 2006, FASB issued SFAS No. 155 (“SFAS 155”), Accounting for Certain Hybrid Financial Instruments an amendment of FASB Statement No. 133 and 140. SFAS 155 primarily resolves certain issues addressed in the implementation of FASB Statement No. 133 concerning beneficial interests in securitized financial assets and is effective for fiscal years beginning after September 15, 2006. It will be effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of the year of adoption. Adoption of SFAS 155 is not expected to have a material effect on the Company’s statement of earnings or financial position.

In March 2006, FASB issued SFAS No. 156 (“SFAS 156”), Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140. SFAS 156 requires an entity to recognize, at fair value, a servicing asset or servicing liability each time it undertakes certain contractual obligations to service a financial asset. After the initial recognition, recorded servicing assets or liabilities are then accounted for under the Amortization method or Fair Value measurement method. SFAS 156 is effective for fiscal years beginning after September 15, 2006. Adoption of SFAS 156 is not expected to have a material effect on the Company’s statement of earnings or financial position.

(4)         Employee Stock-Based Compensation Arrangements

Stock Options

The Company adopted SFAS 123(R) as of January 1, 2006, and as such, accounts for awards of stock-based compensation based on the fair-value method. Compensation expense related to the adoption of SFAS 123(R) and stock options granted during the three months ended March 31, 2006 was $1.7 million. Compensation cost was estimated using the Black-Scholes model with the following assumptions:

2006
Expected dividend yield	1.4%
Expected life in years	5.65
Expected volatility	25.7%
Risk-free interest rate	4.6%
Weighted average fair value	$19.22

The expected life of options is based on the assumption that all outstanding options will be exercised at the midpoint of the valuation date and the option expiration date. The expected volatility is based on historical volatility as well as implied volatility of the Company’s publicly traded options. The risk free interest rate is based on rates of US Treasury issues with a remaining life equal to the expected life of the option. The dividend yield is based on the projected annual dividend payment per share, divided by the stock price at the date of grant.

The following table summarizes the stock option activity for the three months ended March 31, 2006.

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contract	Intrinsic
	Shares	Exercise	Term	Value
Options	(000)	Price	(Years)	($000)

Outstanding At January 1,2006	1,149	$48.23
Granted	188	$68.86
Exercised	(226)	$39.72

Outstanding at March 31,2006	1,111	$53.42	6.73	$29,782

Exercisable at March 31,2006	973	$51.37	6.28	$28,075

The total intrinsic value of options exercised during the three months ended March 31, 2006 was $8.4 million.

Prior to 2006, the Company accounted for awards of stock-based employee compensation based on the intrinsic value method under the Accounting Principles Board Opinion 25. As such, no stock-based compensation is recorded in the determination of Net Income, as options granted have an option price equal to the market price of the underlying stock on the grant date. The following table illustrates the effect on Net Income and Earnings per share (“EPS”) had the Company applied the fair value method of accounting for stock-based employee compensation under SFAS 123, Accounting for Stock-Based Compensation.

Three Months Ended
March 31,
In thousands (except per share data)	2005
Net Income, as reported	$28,255
Less: Total stock-based employee
compensation expense determined under fair value
method for all awards net of related tax effects	(1,141)
$27,114

Basic EPS (as reported)	$0.91
Basic EPS (pro forma)	$0.88

Diluted EPS (as reported)	$0.90
Diluted EPS (pro forma)	$0.87

The pro forma effect includes only the vested portion of options granted in and after 1995. Options vest over a two-year period. Compensation cost was estimated using the Black-Scholes model with the following assumptions:

2005
Expected dividend yield	1.4%
Expected life in years	7
Expected volatility	28.3%
Risk-free interest rate	3.9%
Weighted average fair value	$20.63

Restricted Stock

Compensation expense is recognized over the vesting period based on the closing stock prices on the grant date of the restricted stock. As compensation expense is recognized, Additional paid-in capital is increased in shareholders’ equity. The restricted stock receives the same dividend as common shares outstanding.

Restricted shares awarded are generally released to the recipient after a period of three years. The following table summarizes the restricted share activity for the three months ended March 31, 2006.

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Nonvested at January 1, 2006	109	60.19
Granted	47	69.51
Vested	(7)	41.96

Nonvested at March 31, 2006	149	64.04

Compensation expense related to restricted stock awards of $0.7 million was recognized for the three months ended March 31, 2006.

Unrecognized compensation cost related to restricted stock awards of $6.0 million at March 31, 2006 is to be recognized over a weighted average period of 2.5 years.

(5)   Acquisitions

In July 2005, the Company acquired the heavy-duty brake lining and brake shoe assets of Zhejiang Kete (“Kete”) located in Hangzhou, China, for approximately $34.2 million, of which approximately $28.3 million was paid in July 2005, and the remainder will be paid within one year of the transaction closing date. Operating results for this operation since the acquisition date are included in the Diversified Components segment. Although the Company is continuing to evaluate the purchase price allocation, an initial allocation resulted in goodwill of approximately $27.8 million. The goodwill from this acquisition is not deductible for tax purposes.

On October 7, 2005, the Company acquired the off-highway brake assets of ArvinMeritor, Inc. for approximately $39.0 million. Operating results for this operation since the acquisition date are included in the Diversified Components segment. The acquisition includes manufacturing assets and inventory from the ArvinMeritor facilities in York, SC; Lexington, KY and Cwmbran, South Wales, U.K. Although the Company is continuing to evaluate the purchase price allocation, an initial allocation resulted in goodwill of approximately $28.0 million. The goodwill from this acquisition is deductible for tax purposes.

(6)   Discontinued Operations and Assets Held for Sale

In the fourth quarter 2005 the Company announced it was exiting the businesses of Carlisle Systems & Equipment which include Carlisle Process Systems and the Walker Group. On April 10, 2006, Carlisle announced it had signed a definitive agreement to sell Carlisle Process Systems to Tetra Pak, a division of the Tetra Laval Group, a private industrial group headquartered in Switzerland. The sale of the Carlisle Process Systems businesses is subject to regulatory approvals as well as other customary closing conditions. The Company is actively marketing the Walker Group businesses. The sale of Carlisle Process Systems and the Walker Group businesses are expected to be completed by December 31, 2006.

Discontinued operations also include the operations of Carlisle Engineered Products (the former Automotive Components segment), the plastics component of Carlisle Tire & Wheel and the pottery business of Carlisle FoodService. The entire plastics component of Carlisle Tire & Wheel, the pottery business of Carlisle FoodService and the majority of the Carlisle Engineered Products were sold in 2005.

The assets of these operations have met the criteria for, and have been classified as “held for sale” in accordance with SFAS 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.”  As well, results of operations for these businesses, and any gains or losses recognized from their sale, are reported as “discontinued operations” in accordance with SFAS 144.

Total assets held for sale were as follows:

	March 31,	December 31,
In thousands	2006	2005
Assets held for sale:
Carlisle Engineered Products	$716	$716
Carlisle Systems & Equipment	104,034	108,027
Total assets held for sale	$104,750	$108,743

The major classes of assets and liabilities held for sale included in the Company’s Consolidated Balance Sheets were as follows:

	March 31,	December 31,
In thousands	2006	2005
Assets held for sale:
Receivables	$30,173	$29,706
Inventories	16,576	15,782
Prepaid expenses and other current assets	15,930	20,300
Total current assets held for sale	62,679	65,788

Property, plant and equipment, net	21,717	21,936
Goodwill, net	20,068	20,322
Patents and other intangible assets, net	149	500
Notes receivable and other assets	137	197
Total non-current assets held for sale	42,071	42,955
Total assets held for sale	$104,750	$108,743

Liabilities associated with assets held for sale:
Short-tem debt, including current maturities	$158	$156
Accounts payable	35,790	33,536
Accrued expenses	6,172	7,004
Deferred revenue	1,076	949
Total current liabilities associated with assets held for sale	43,196	41,645

Long-term debt	855	871
Other long-term liabilities	190	99
Total non-current liabilities associated with assets held for sale	1,045	970
Total liabilities associated with assets held for sale	$44,241	$42,615

Net sales and Income (loss) before income taxes from discontinued operations were as follows:

	Three Months Ended
	March 31,
In thousands	2006	2005
Net sales:
Carlisle Engineered Products	$370	$51,322
Pottery business of Carlisle FoodService	—	137
Carlisle Systems & Equipment	50,582	54,590
Net sales for discontinued operations	$50,952	$106,049

Income (loss) from discontinued operations:
Plastic components operation of Carlisle Tire & Wheel	$—	$(325)
Carlisle Engineered Products	(665)	(2,279)
Pottery business of Carlisle FoodService	—	(279)
Carlisle Systems & Equipment	3,676	2,107
Income (loss) from discontinued operations	$3,011	$(776)

(7)   Inventories

The components of inventories are as follows:

	March 31,	December 31,
In thousands	2006	2005
FIFO (approximates current costs):
Finished goods	$260,905	$236,097
Work-in-process	36,067	31,486
Raw materials	124,844	113,487
Reserves and variances - net	(7,606)	8,827
	414,210	389,897
Excess FIFO cost over LIFO value	(38,701)	(38,025)
Inventories associated with assets held for sale	(16,576)	(15,782)
Inventories	$358,933	$336,090

(8)   Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2006 are as follows:

	Industrial	Construction	Diversified
In thousands	Components	Materials	Components	Total
Balance as of January 1, 2006	$155,244	$32,112	$136,232	$323,588
Goodwill acquired during year	—	—	—	—
Purchase accounting adjustments	—	—	—	—
Currency translation	(2)	147	—	145
Balance as of March 31, 2006	$155,242	$32,259	$136,232	$323,733

The Company’s other intangible assets as of March 31, 2006, are as follows:

	Acquired	Accumulated	Net Book
In thousands	Cost	Amortization	Value
Assets subject to amortization
Patents	$9,428	$(7,781)	$1,647
Software licenses	1,800	(1,179)	621
Other	11,703	(10,500)	1,203
Assets not subject to amortization
Trademarks	4,000	—	4,000
	$26,931	$(19,460)	$7,471

Estimated amortization expense over the next five years is as follows: $0.4 million remaining in 2006, $0.6 million in 2007, $0.4 million in 2008, $0.3 million in 2009 and $0.2 million in 2010.

(9) Retirement Plans and Other Postretirement Benefits

Components of net periodic benefit cost are as follows:

	Pension Benefits		Post—retirement Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
In thousands	2006	2005	2006	2005
Service Costs	$1,404	$1,622	$1	$1
Interest cost	2,357	2,382	166	171
Expected return on plan assets	(2,464)	(2,587)	—	—
Amortization of:
Net actuarial costs	383	93	67	37
Prior service costs	(47)	(56)	—	—
Unrecognized net obligation	—	—	55	55
Net periodic benefit costs	$1,633	$1,454	$289	$264

The Company previously disclosed in its financial statements for the year ended December 31, 2005, that it expected to contribute $12.6 million to its pension plans in 2006. The Company has contributed $0.1 million to the plans through March 31, 2006. Additional contributions of $12.5 are expected for the remainder of 2006.

The Company maintains defined contribution plans to which it has contributed $2.4 million during the three months ended March 31, 2006. Full year contributions are expected to approximate $9.8 million.

(10) Other Long-Term Liabilities

The components of other long-term liabilities are as follows:

	March 31,	December 31,
In thousands	2006	2005
Pension and other post-retirement obligations	$49,173	$47,714
Deferred taxes	54,877	49,754
Long-term warranty obligations	3,269	2,535
Other	4,614	3,135
Non-current liabilities associated with assets held for sale	(190)	(99)
Other long-term liabilities	$111,743	$103,039

(11) Borrowings

Certain bonds payable held by the Company at March 31, 2006 mature on January 15, 2007. The Company, however, intends to refinance those bonds payable upon maturity or utilize its existing five-year $300.0 million revolving credit facility until such refinancing is secured, thereby deferring the effective maturity of those bonds payable beyond the twelve-month period immediately following March 31, 2006. Because of the Company’s intent and ability to defer the effective maturity beyond a twelve-month period, those bonds payable are included in Long-term debt at March 31, 2006.

(12) Commitments and Contingencies

For its continuing and discontinued operations, the Company is obligated under various noncancelable operating leases for certain facilities and equipment. Future minimum payments under its various noncancelable operating leases in each of the next five years are approximately $10.9 million in 2006, $12.5 million in 2007, $9.5 million in 2008, $7.3 million in 2009, $6.2 million in 2010 and $29.4 million thereafter.

At March 31, 2006, letters of credit amounting to $51.3 million were outstanding, primarily to provide security under insurance arrangements and certain borrowings.

The Company has financial guarantee lines in place for certain of its operations in Asia and Europe to facilitate working capital needs, customer performance and payment and warranty obligations. At March 31, 2006, the Company had issued guarantees of $15.8 million, of which $10.2 million represents amounts recorded in current liabilities or Other long-term liabilities. The fair value of these guarantees is estimated to equal the amount of the guarantees at March 31, 2006, due to their short-term nature.

During 2005, the Company sold certain assets and liabilities of its discontinued automotive components business which was part of a series of sales. The transaction included the assumption of certain real estate and equipment leases by the buyer for which the Company has guaranteed. The leases guaranteed by the Company expire in 2009 through 2011 and have total minimum lease payments of $2.9 million as of March 31, 2006. The Company believes that the purchaser will fulfill all obligations required by those lease agreements.

The Company offers various warranty programs on its installed roofing systems, braking products, truck trailers, refrigerated truck bodies, and cheese making equipment. The change in the Company’s aggregate product warranty liabilities for the period ended March 31 is as follows:

In thousands	2006	2005
Beginning reserve at December 31	$7,939	$8,517
Current year provision	4,213	3,169
Current year claims	(3,173)	(2,995)
Ending reserve at March 31	$8,979	$8,691

The amount of extended product warranty revenues recognized was $3.3 million for the three months ended March 31, 2006 and 2005.

The Company has entered into long-term purchase agreements expiring December 31, 2006 for certain key raw materials. Commitments are variable based on changes in commodity price indices. Based on prices at March 31, 2006, commitments under these agreements total approximately $22.2 million.

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

The Company may be involved in various legal actions from time to time arising in the normal course of business. In the opinion of management, the ultimate outcome of such actions will not have a material adverse effect on the consolidated financial position of the Company, but may have a material impact on the Company’s results of operations for a particular period. During the three months ended March 31, 2006, the Company received proceeds of $4.7 million, net of legal fees, from the favorable resolution of certain legal actions initiated by the Company. These proceeds were included in Other (income) expense, net.

(13) Derivative Instruments and Hedging Activities

The Company is exposed to the impact of changes in interest rates and market values of its debt instruments, changes in raw material prices and foreign currency fluctuations.

At March 31, 2006, the Company had currency hedges, designated as cash flow hedges, with a total notional amount of $5.7 million. The fair value position of these contracts as of March 31, 2006 resulted in a net asset of $0.1 million. At March 31, 2005, the Company had certain currency hedges with a total notional amount of $4.9 million. These currency contracts serve to hedge the Company’s cash flow risk associated with certain customer payment schedules.

On March 29, 2006, the Company executed an extension through May 1, 2006 of a currency hedge executed on July 21, 2005 with a total notional amount of $6.8 million to hedge the Company’s fair value risk associated with fluctuations in the foreign exchange rate on certain receivables denominated in Euros. The fair value position of this contract as of March 31, 2006, was not material.

From time to time, the Company may manage its interest rate exposure through the use of treasury lock contracts and interest rate swaps to reduce volatility of cash flows, impact on earnings and to lower its cost of capital. On June 15, 2005, the Company entered into treasury lock contracts with a notional amount of $150.0 million to hedge the cash flow variability on forecasted debt interest payments associated with changes in interest rates. These contracts have been designated as cash flow hedges and were deemed effective at the origination date and as of March 31, 2006. The valuation of these contracts resulted in an asset of $5.4 million as of March 31, 2006, which has also been reflected in Other comprehensive income on the Company’s Consolidated Balance Sheet.

In April 2005, the Company terminated certain interest rate swaps entered into on April 11, 2003 with a notional amount of $75.0 million that hedged the market risk associated with the Company’s 7.25% senior notes. The termination of those contracts, which were designated as fair value hedges, resulted in a loss of $1.4 million, which will be amortized to interest expense until January 2007, the original termination date of the swap. At March 31, 2006, the Company had a remaining unamortized loss of $0.7 million reflected in long-term debt.

In December 2001, the Company entered into a $150.0 million notional amount interest rate swap, which was designated as a fair value hedge, to hedge a portion of the exposure associated with its fixed rate debt. This fair value hedge was deemed effective at the origination date. On July 16, 2002, the Company terminated $50.0 million notional amount of this fair value hedge resulting in a gain of $1.6 million, which is amortized to reduce interest expense until January 2007, the original termination date of the swap. On September 19, 2002, the Company terminated the remaining $100.0 million notional amount on the fair value hedge resulting in a gain of $7.3 million, which is amortized to reduce interest expense until January 2007. At March 31, 2006, the Company had a remaining unamortized gain of $1.6 million reflected in long-term debt.

(14) Segment Information

Sales, earnings before interest and income taxes (“EBIT”) and assets for continuing operations by reportable business segment are included in the following summary:

Three Months Ended March 31,	2006			2005(2)
In thousands	Sales(1)	EBIT	Assets	Sales(1)	EBIT	Assets
Construction Materials	$227,986	$32,301	$447,461	$171,523	$14,644	$377,492
Industrial Components	224,100	21,754	545,974	222,030	24,714	568,626
Diversified Components	169,019	17,715	469,795	144,185	13,962	375,955
Corporate	—	(9,178)	74,021	—	(7,134)	58,931
Total	$621,105	$62,592	$1,537,251	$537,738	$46,186	$1,381,004

(1)                Excludes intersegment sales

(2)                2005 figures have been revised to reflect discontinued operations and to conform with the 2006 segment presentation.

For all periods presented, interest expense, which is separately disclosed on the face of the income statement, is considered a corporate expense.

A reconciliation of assets reported above to total assets as presented on the Company’s Consolidated Balance Sheets is as follows:

2006
Assets per table above	$1,537,251
Assets held for sale of discontinued operations	104,750
Total Assets per Consolidated Balance Sheets	$1,642,001

(15) Income Taxes

The Company’s effective tax rate on continuing operations of 33% for the three months ended March 31, 2006 varies from the statutory rate within the United States of 35% due primarily to tax benefits from export sales, and earnings in foreign jurisdictions taxed at rates different from the statutory U.S. federal rate.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Executive Overview

Carlisle Companies Incorporated (“Carlisle”, the “Company”, “we” or “our”) is a diversified manufacturing company focused on achieving profitable growth internally through new product development and product line extensions, and externally through acquisitions that complement the Company’s existing technologies, products and market channels. The Company has nine operating companies, organized into three reportable segments:

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

While Carlisle has offshore manufacturing operations, the markets served by the Company are primarily in North America. Management focuses on continued year over year improvement in sales and earnings, return on invested capital and return on shareholders’ equity. Resources are allocated among the operating companies based on management’s assessment of their ability to obtain leadership positions in the markets they serve.

Net sales for the three months ended March 31, 2006 were 16% higher than in the three months ended March 31, 2005. Organic growth (defined as the increase in net sales excluding the impact of acquisitions and divestitures within the last twelve months as well as the impact of changes in foreign exchange rates), primarily in Construction Materials, accounted for approximately 85% of the improvement. Acquisitions in the Diversified Components segment accounted for approximately 14% of the year-over-year growth. Income from continuing operations in the first quarter of 2006 improved 36% over the same period in 2005, reflecting increased sales volumes in the majority of the Company’s businesses, aided by increased selling prices which offset higher raw material, freight and energy costs. The current year quarter was favorably impacted by pre-tax gain of $4.7 million, or $0.10 per diluted share, for proceeds received from certain legal actions initiated by the Company. Also impacting first quarter 2006 results was the  Company’s adoption of the Financial Accounting Standards Board Statement of Financial Accounting Standard No. 123(R), Share-Based Payments, which requires the Company to expense options awarded based on the fair value of the option at the time of grant. The adoption of this standard resulted in a pre-tax charge of $1.7 million, or $0.04 per diluted share.

On April 10, 2006, the Company announced the signing of a definitive agreement to sell Carlisle Process Systems to Tetra Pak, a division of the Tetra Laval Group, a private industrial group headquartered in Switzerland. The sale is subject to regulatory approval in various jurisdictions, as well as other customary closing conditions, and is expected to close before December 31, 2006.

Sales and Earnings

Consolidated Results of Continuing Operations

Net sales for the three months ended March 31, 2006 were $621.1 million, an increase of 16% over net sales of $537.7 million for the three months ended March 31, 2005. Organic growth, primarily in the Construction Materials and Diversified Components segments, accounted for approximately 85% of the increase. Growth was driven primarily by increased sales volumes over prior year, and to a lesser extent increased selling prices. Acquisitions within the Diversified Components segment contributed approximately $11.5 million. The impact of changes in foreign currency rates was negligible.

Gross margin (net sales less cost of goods sold expressed as a percent of net sales) of 20.5% recognized in the first quarter 2006 were consistent with the same period in 2005. Increased selling prices generally offset higher raw material costs; however, lower production resulting in increased unabsorbed overhead, certain production inefficiencies and increased freight and energy costs had a negative impact on gross margins.

Selling and administrative expenses of $61.4 million for the quarter ended March 31, 2006 were approximately 12% above $55.0 million in the first three months of 2005. The majority of the increase was attributable to variable expenses associated with increased sales. Also impacting selling and administrative expenses in the first quarter of 2006 was a $1.7 million charge related to a new accounting standard requiring the expensing of stock options. As a percent of net sales, selling and administrative expenses were 9.9% and 10.2% for the three months ended March 31, 2006 and 2005, respectively.

Other income, net of $0.5 million for the three months ended March 31, 2006 compared to other expense of $5.0 million for the same period in 2005. Results for the 2006 period included a gain of $4.7 million on proceeds received from certain legal actions initiated by the Company. Also included in 2006 results were equity losses from the Company’s joint ventures of $2.8 million and expenses of $1.5 million related to the Company’s securitization program. Results for the 2005 period included equity losses of $3.7 million and expenses of $0.7 million related to the Company’s securitization program.

Earnings before interest and income taxes (“EBIT” or “earnings”) for the quarter ended March 31, 2006 were $62.6 million, a 35% improvement over $46.2 million recognized in 2005. The majority of the improvement occurred in the Construction Materials segment and to a lesser extent, the Diversified Components segment, which offset lower year-over-year earnings in the Industrial Components segment.

Interest expense, net of $4.3 million for the three months ended March 31, 2006 was 9% higher than interest expense, net of $3.9 million in 2005. The increase was due primarily to an increase in interest rates, which offset lower average borrowings as compared to 2005.

Income from continuing operations, net of tax was $39.1 million, or $1.26 per diluted share, for the three months ended March 31, 2006, a 36% improvement over $28.8 million, or $0.92 per diluted share, for the three months ended March 31, 2005.

Consolidated Results of Discontinued Operations

Income from discontinued operations, net of tax, for the three months ended March 31, 2006 was $2.1 million, or $0.07 per diluted share, which compared to a loss from discontinued operations, net of tax, of $0.5 million, or $0.02 per diluted share for the same period in 2005. Results for the 2006 period included income of $2.6 million relating to the Systems and Equipment business, which compared to $1.3 million in the first quarter of 2005. Also included in 2006 results was a $0.5 million loss relating primarily to wind down operations of the remaining discontinued automotive components business. Results for the 2005 period included a loss of $1.4 million related to this business, which had not yet been sold as of March 31, 2005. The first quarter of 2005 also included results of operations for the discontinued plastic components operations of the tire and wheel business, and the discontinued pottery business, which totaled a loss of $0.4 million.

On April 10, 2006, the Company announced the signing of a definitive agreement to sell Carlisle Process Systems to Tetra Pak, a division of the Tetra Laval Group, a private industrial group headquartered in Switzerland. The sale is subject to regulatory approval in various jurisdictions, as well as other customary closing conditions, and is expected to close before December 31, 2006.

Net Income of $41.2 million, or $1.33 per diluted share, for the quarter ended March 31, 2006 was 46% higher than $28.3 million, or $0.90 per diluted share, for the quarter ended March 31, 2005.

Acquisitions

In July 2005, the Company acquired the heavy-duty brake lining and brake shoe assets of Zhejiang Kete (“Kete”) located in Hangzhou, China, for approximately $34.2 million, of which approximately $28.3 million was paid in July 2005, and the remainder will be paid within one year of the transaction closing date. Operating results for this operation since the acquisition date are included in the Diversified Components segment. Although the Company is continuing to evaluate the purchase price allocation, an initial allocation resulted in goodwill of approximately $27.8 million.

In October, 2005, the Company acquired the off-highway brake assets of ArvinMeritor, Inc. for approximately $39.0 million. The acquisition includes manufacturing assets and inventory from the ArvinMeritor facilities in York, SC; Lexington, KY and Cwmbran, South Wales, U.K. These assets will be transitioned to the off-highway braking systems and specialty friction products operations of Carlisle Industrial Brake & Friction, which is reported in the Diversified Components segment. The Company has preliminarily allocated the purchase price among the assets acquired, resulting in goodwill of approximately $28.0 million. Operating results have been included in the Diversified Components segment since the acquisition date.

Operating Segments

The following table summarizes segment net sales and EBIT.  The amounts for each segment should be referred to in conjunction with the applicable discussion below.

In thousands,	Three Months Ended		Increase
except percentages	March 31,		(Decrease)
	2006	2005*	Amount	Percent
Net Sales
Construction Materials	$227,986	$171,523	$56,463	33%
Industrial Components	224,100	222,030	2,070	1%
Diversified Components	169,019	144,185	24,834	17%
	$621,105	$537,738	$83,367	16%

Earnings Before Interest and Income Taxes
Construction Materials	$32,301	$14,644	$17,657	121%
Industrial Components	21,754	24,714	(2,960)	-12%
Diversified Components	17,715	13,962	3,753	27%
Corporate	(9,178)	(7,134)	(2,044)	-29%
	$62,592	$46,186	$16,406	36%

*       2005 figures have been revised to exclude discontinued operations and to conform with the 2006 segment presentation.

Construction Materials

Net sales in the Construction Materials segment were $228.0 million for the quarter ended March 31, 2006, an increase of 33% over $171.5 million recognized in the same period of 2005 on strong demand in most product lines and reflecting very favorable weather conditions, a strong commercial construction market, as well as an expansion in Carlisle’s geographic reach and increased total system sales. Increased sales volumes, primarily of domestic roofing ethylene propylene diene terpolymer (“EPDM”) and thermoplastic polyolefin (“TPO”) membrane, as well as insulation, contributed to the majority of the increase. Higher selling prices, necessary to combat increased raw material costs, also contributed to the improvement.

Segment EBIT of $32.3 million in the first quarter of 2006 represented a $17.7 million improvement over the first quarter of 2005. As a percent of sales, EBIT was 14.2% in 2006 as compared to 8.5% in 2005. The improvement primarily reflected the improved sales volumes, as increased selling prices were offset by higher raw material and freight costs. Included in segment earnings for the three months ended March 31, 2006 was a $4.7 million pre-tax gain for proceeds received from the settlement of certain legal actions initiated by Company. Segment EBIT also reflects a pre-tax loss for the first quarter 2006 and 2005 related to the Company’s equity share of losses at its European roofing joint venture, Icopal, of $2.9 million and $4.2 million, respectively.

In the fourth quarter of 2005, SynTec began production at its TPO roofing manufacturing facility in Tooele, Utah. With respect to its insulation operations, in 2005, SynTec announced the construction of new insulation facilities in Tooele, Utah and Smithfield, Pennsylvania. Manufacturing operations commenced at the Tooele, Utah facility in March 2006. The expected completion of the Smithfield, Pennsylvania facility is June 2006. These two new insulation facilities will complement the four existing insulation operations in Kingston, New York; Franklin Park, Illinois; Lake City, Florida and Terrell, Texas. SynTec’s EPDM manufacturing operations are located in Carlisle, Pennsylvania and Greenville, Illinos.

Net sales and EBIT are generally higher for this segment in the second and third quarters of the year due to increased construction activity during these periods; however, the first quarter of 2006 experienced extremely favorable weather conditions resulting in higher sales than is typical for this time of year. The Company believes it is possible these conditions may have created a shift in demand, and as a result, while overall conditions continue to look strong for commercial construction, subsequent quarters may not compare as favorably. As well, uncertainties regarding higher interest rates, raw material inflation, increasing energy costs and the ability to obtain price increases to offset these events could place negative pressure on results in subsequent quarters.

Industrial Components

Net sales for the quarter ended March 31, 2006 were $224.1 million, an increase of 1% over the prior year. Net Sales in the tire and wheel business were slightly lower than 2005 levels. Sales were lower in the consumer outdoor power equipment and styled wheels markets as compared to the prior year, but were partially offset by increased sales in the commercial outdoor power equipment, high-speed trailer and replacement markets. Selling price increases were generally successful in offsetting higher raw material and utility costs and helped to offset weaker demand in the consumer lawn and garden market. Net sales in the power transmission belt business were up 4% from the prior year reflecting higher sales volumes in the outdoor power equipment market and U.S. distribution markets, which offset lower sales in the agricultural market.

Segment EBIT for the current year quarter was down 12% from the prior year reflecting lower earnings in both the tire and wheel and power transmission belt businesses. As a percent of sales, EBIT fell from 11.1% in the first quarter of 2005 to 9.7% in the first quarter of 2006. The decline in performance in the tire and wheel business primarily reflects lower production in the first quarter of 2006 as compared to 2005 as the Company continued to focus on reducing inventory levels required to support current demand. Also negatively impacting earnings results in the current year quarter were lower sales volumes and an unfavorable mix of sales of lower margin products. The decrease in the power transmission belt business was due primarily to higher raw material and production costs.

Net sales and EBIT are generally higher in the first half of the year due to peak sales volumes in the outdoor power equipment market. The Company expects softness to continue in the consumer outdoor power equipment market and will focus on increasing sales in other markets. Uncertainty regarding raw material and energy costs and the ability to offset these events with increased selling prices could cause further earnings deterioration in this segment.

Diversified Components

Net sales for this segment in the first quarter of 2006 increased 17% over the prior year. Strong demand in the specialty trailer and food service businesses contributed to the majority of the increase. The acquisitions of two brake businesses in the last half of 2005 contributed approximately $11.5 million in net sales for the current year. Higher sales at these operations were supplemented by a year-over-year increase in sales in the refrigerated truck bodies business. Partially offsetting these improvements were lower sales in the high-performance wire and cable business reflecting lingering effects of a labor strike at a large customer that began and ended in the fourth quarter of 2005.

Segment EBIT for the current year quarter increased 27% as compared to the prior year. As a percent of net sales, EBIT improved to 10.5% in the first quarter of 2006, up from 9.7% for the same quarter last year.

The majority of the improvement was a result of higher earnings in the specialty trailer and food service businesses, which primarily reflect stronger demand in those businesses. Segment earnings for the quarter were also favorably impacted by the braking business acquisitions. Partially offsetting these improvements were increased costs in the braking business associated with unfavorable overhead absorption as well as higher freight and energy costs, and lower earnings at the high-performance wire and cable business.

Market conditions continue to look favorable for positive growth in this segment in future quarters; however, businesses in this segment are affected by raw material inflation, and other economic factors such as interest rates and energy costs which could place negative pressure on growth.

Corporate

Corporate expenses increased 29% in the three months ended March 31, 2006 as compared to the same period in 2005. The majority of the increase related to the Company’s adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, under which the Company began recognizing expense for the issuance of stock options. This resulted in a $1.7 million charge in the first quarter of 2006. Higher fees associated with the Company’s securitization program as well as the additional staffing necessary to achieve the Company’s strategic objectives also contributed to the increase over the prior year quarter. As a percent of net sales, corporate expenses were 1.5% and 1.3% for the three months ended March 31, 2006 and 2005, respectively.

Balance Sheet

Receivables of $229.6 million at March 31, 2006 represented a $66.3 million increase as compared to receivables of $163.3 million at December 31, 2005 due primarily to higher sales in the first quarter of 2006 as compared to fourth quarter of 2005.

Inventories increased $22.8 million, up from $336.1 million at December 31, 2005 to $358.9 million at March 31, 2006. The largest increase in inventories occurred in the Construction Materials segment resulting from planned builds of inventory levels to meet projected sales demand, which offset reductions in inventories in the Industrial Components segment.

Property, plant and equipment, net, increased by $11.4 million from $432.7 million at December 31, 2005 to $444.1 million at March 31, 2006 primarily as a result of increased capital spending primarily in the Construction Materials segment related to the construction of new production facilities.

Accounts payable of $141.6 million at March 31, 2006 were $13.9 million higher than accounts payable at December 31, 2005 of $127.7 million primarily related to increased production activity in the Industrial Components segment in the first quarter of the year.

Liquidity and Capital Resources

Sources and Uses of Cash

	Three Months Ended March 31,
In thousands	2006	2005*
Net cash provided by (used in) operating activities	$4,076	$(39,285)
Net cash used in investing activities	(23,587)	(23,012)
Net cash provided by financing activities	7,509	64,180
Net cash used in discontinued operations	(2,810)	(717)
Effect of exchange rate changes on cash	35	323
Change in cash and cash equivalents	$(14,777)	$1,489

*                    2005 figures have been revised to exclude discontinued operations.

Net cash provided by continuing operations of $4.1 million for the three months ended March 31, 2006 compared favorably to net cash used for the three months ended March 31, 2005 of $39.3 million. Increased operating income and a reduction in cash used to fund working capital levels were the primary contributors to the improvement.

Cash used in investing activities of $23.6 million for the quarter ended March 31, 2006 was slightly above cash used of $23.0 million for the first quarter of 2005. Capital expenditures of $26.2 million in the current year quarter were 12% higher than in the first three months of 2005 as the Company continued the construction of additional production facilities in the Construction Materials segment.

Cash flow provided by financing activities of $7.5 million in the first quarter of 2006 decreased from $64.2 million in the prior year quarter on reduced borrowings required to fund working capital and operating needs.

Debt Instruments, Guarantees and Covenants

The following table quantifies certain contractual cash obligations and commercial commitments at March 31, 2006:

In thousands	Total	2006	2007	2008	2009	2010	Thereafter
Short-term credit lines
and long-term debt	$343,840	$55,758	$156,760	$113,612	$163	$172	$17,375
Interest on long-term debt (1)	50,075	14,575	9,324	4,015	1,445	1,451	19,265
Noncancellable
operating leases	75,812	10,875	12,519	9,469	7,324	6,216	29,409
Purchase obligations	22,167	22,167	—	—	—	—	—
Total Commitments	$491,894	$103,375	$178,603	$127,096	$8,932	$7,839	$66,049

(1)                Future expected interest payments are calculated based on the stated rate for fixed rate debt and the effective interest rate as of March 31, 2006 for variable rate debt.

The above table does not include $111.7 million of other long-term liabilities. Other long-term liabilities consist primarily of pension, post-retirement medical benefits, deferred income tax and warranty obligations. Due to factors such as return on plan assets, disbursements, contributions, and timing of warranty claims, it is not estimable when these will become due.

The Company has entered into long-term purchase agreements expiring December 31, 2006 for certain key raw materials. Commitments are variable based on changes in commodity price indices. Based on prices at March 31, 2006, commitments under these agreements total approximately $22.2 million.

Carlisle maintains a $300.0 million revolving credit facility, of which $286.5 million was available at March 31, 2006. The Company also maintains a $150.0 million receivables securitization facility and a $55.0 million uncommitted line of credit, of which $17.0 million and $39.3 million, respectively, was available as of March 31, 2006.

At March 31, 2006, letters of credit amounting to $51.3 million were outstanding, primarily to provide security under insurance arrangements and certain borrowings.

The Company has financial guarantee lines in place for certain of its operations in Asia and Europe to facilitate working capital needs, customer performance and payment and warranty obligations. At March 31, 2006, the Company had issued guarantees of $15.8 million, of which $10.2 million represents amounts recorded in current liabilities or Other long-term liabilities. The fair value of these guarantees is estimated to equal the amount of the guarantees at March 31, 2006, due to their short-term nature.

During 2005, the Company sold certain assets and liabilities of its discontinued automotive components business which was part of a series of sales. The transaction included the assumption of certain real estate and equipment leases by the buyer for which the Company has guaranteed. The leases guaranteed by the Company expire in 2009 through 2011 and have total minimum lease payments of $2.9 million as of March 31, 2006. The Company believes that the purchaser will fulfill all obligations required by those lease agreements.

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

Backlog

Total backlog from continuing operations at March 31, 2006 of $295.4 million was consistent with backlog of $298.5 million at December 31, 2005 and slightly higher than backlog of $288.7 million at March 31, 2005. As compared to the prior year, decreased backlog in the Construction Materials segment was offset by increased backlog in the Industrial Components segment and the specialty trailer and brake businesses of the Diversified Components segment.

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

Discontinued Operations and Assets Held for Sale

In the fourth quarter 2005 the Company announced it was exiting the businesses of Carlisle Systems & Equipment which include Carlisle Process Systems and the Walker Group. On April 10, 2006, Carlisle announced it had signed a definitive agreement to sell Carlisle Process Systems to Tetra Pak, a division of the Tetra Laval Group, a private industrial group headquartered in Switzerland. The sale of the Carlisle Process Systems businesses is subject to regulatory approvals as well as other customary closing conditions. The Company is actively marketing the Walker Group businesses. The sale of Carlisle Process Systems and the Walker Group businesses are expected to be completed by December 31, 2006.

Discontinued operations also include the operations of Carlisle Engineered Products (the former Automotive Components segment), the plastics component of Carlisle Tire & Wheel and the pottery business of Carlisle FoodService. The entire plastic component of Carlisle Tire & Wheel, the pottery business of Carlisle FoodService and the majority of the Carlisle Engineered Products were sold in 2005.

The assets of these operations have met the criteria for, and have been classified as “held for sale” in accordance with SFAS 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.”  As well, results of operations for these businesses, and any gains or losses recognized from their sale, are reported as “discontinued operations” in accordance with SFAS 144.

Total assets held for sale were as follows:

	March 31,	December 31,
In thousands	2006	2005
Assets held for sale:
Carlisle Engineered Products	$716	$716
Carlisle Systems & Equipment	104,034	108,027
Total assets held for sale	$104,750	$108,743

The major classes of assets and liabilities held for sale included in the Company’s Consolidated Balance Sheets were as follows:

	March 31,	December 31,
In thousands	2006	2005
Assets held for sale:
Receivables	$30,173	$29,706
Inventories	16,576	15,782
Prepaid expenses and other current assets	15,930	20,300
Total current assets held for sale	62,679	65,788

Property, plant and equipment, net	21,717	21,936
Goodwill, net	20,068	20,322
Patents and other intangible assets, net	149	500
Notes receivable and other assets	137	197
Total non-current assets held for sale	42,071	42,955
Total assets held for sale	$104,750	$108,743

Liabilities associated with assets held for sale:
Short-tem debt, including current maturities	$158	$156
Accounts payable	35,790	33,536
Accrued expenses	6,172	7,004
Deferred revenue	1,076	949
Total current liabilities associated with assets held for sale	43,196	41,645

Long-term debt	855	871
Other long-term liabilities	190	99
Total non-current liabilities associated with assets held for sale	1,045	970
Total liabilities associated with assets held for sale	$44,241	$42,615

Net sales and (loss) income before income taxes from discontinued operations were as follows:

	Three Months Ended
	March 31,
In thousands	2006	2005
Net sales:
Carlisle Engineered Products	$370	$51,322
Pottery business of Carlisle FoodService	-	137
Carlisle Systems & Equipment	50,582	54,590
Net sales for discontinued operations	$50,952	$106,049

Income (loss) from discontinued operations:
Plastic components operation of Carlisle Tire & Wheel	$-	$(325)
Carlisle Engineered Products	(665)	(2,279)
Pottery business of Carlisle FoodService	-	(279)
Carlisle Systems & Equipment	3,676	2,107
Income (loss) from discontinued operations	$3,011	$(776)

New Accounting Pronouncements

In January 2006, the Company adopted SFAS No. 123(R) (“SFAS 123(R)”), Share Based Payment. This statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires the expensing of all share-based payments, including the issuance of stock options, based on the fair value of the award at the grant date. Additionally, the new standard requires the use of a fair-value measurement methodology which takes into consideration the special nature of its awards, including early exercise provisions. The new standard also specifies that excess income tax benefits related to share-based compensation expense recognized directly in equity are considered financing rather than operating cash flow activities.

The Company adopted this standard using the modified prospective method as provided by SFAS 123(R). This method requires the expensing of share-based awards issued on or after the date of adoption as well as the unvested portion of awards issued before the date of adoption (see note 4). The Company is using the Black-Scholes method for measuring the fair value of new awards.

Unrecognized compensation cost related to stock option awards of $2.7 million at March 31, 2006 is to be recognized over a weighted average period of 1.8 years.

Unrecognized compensation cost related to restricted stock awards of $6.0 million at March 31, 2006 is to be recognized over a weighted average period of 2.5 years.

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

International operations are exposed to translation risk when the local currency financial statements are translated into U.S. dollars. Carlisle monitors this risk, but at March 31, 2006 had no translation risk hedges in place. Overall, currency valuation risk is considered minimal; however, as of March 31, 2006, the Company had currency hedges with a total notional amount of $5.7 million for the purpose of hedging cash flow risk associated with certain customer payment schedules. The fair value position of these contracts as of March 31, 2006 resulted in a net asset of $0.1 million. As well, on March 29, 2006, the Company executed an extension through May 1, 2006 of a currency hedge executed on July 21, 2005 with a total notional amount of $6.8 million to hedge the Company’s fair value risk associated with fluctuations in the foreign exchange rate on certain receivables denominated in Euros. The fair value position of this contract as of March 31, 2006, was not material. Less than 11% of the Company’s revenues from continuing operations for the quarter ended March 31, 2006 are in currencies other than the U.S. dollar.

From time to time the Company may manage its interest rate exposure through the use of interest rate swaps to reduce volatility of cash flows, impact on earnings and to lower its cost of capital. On June 15, 2005, the Company entered into treasury lock contracts with a notional amount of $150.0 million to hedge the cash flow variability on forecasted debt interest payments associated with changes in interest rates. These contracts have been designated as cash flow hedges and were deemed effective at the origination date and as of March 31, 2006. The valuation of these contracts resulted in an asset of $5.4 million as of March 31, 2006, which has also been reflected in Other comprehensive income on the Company’s Consolidated Balance Sheet.

In April 2005, the Company terminated certain interest rate swaps entered into during 2003 with a notional amount of $75.0 million that hedged the market risk associated with the Company’s fixed rate debt. The termination of those contracts, which were designated as fair value hedges, resulted in a loss of $1.4 million, which will be amortized to interest expense until January 2007, the original termination date of the swap. At March 31, 2006, the Company had a remaining unamortized loss of $0.7 million reflected in long-term debt.

In December 2001, the Company entered into a $150.0 million notional amount interest rate swap, which was designated as a fair value hedge, to hedge a portion of the exposure associated with its fixed rate debt. This fair value hedge was deemed effective at the origination date. On July 16, 2002, the Company terminated $50.0 million notional amount of this fair value hedge resulting in a gain of $1.6 million, which is amortized to reduce interest expense until January 2007, the original termination date of the swap. On September 19, 2002, the Company terminated the remaining $100.0 million notional amount on the fair value hedge resulting in a gain of $7.3 million, which is amortized to reduce interest expense until January 2007. At March 31, 2006, the Company had a remaining unamortized gain of $1.6 million reflected in long-term debt. There were no interest rate swaps in place as of March 31, 2006.

The Company’s operations use certain commodities such as plastics, carbon black, synthetic and natural rubber and steel. As such, the Company’s cost of operations is subject to fluctuations as the markets for these commodities change. The Company monitors these risks, but currently has no derivative contracts in place to hedge these risks.

Item 4. Controls and Procedures

(a) Under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation and as of March 31, 2006, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective.

(b) There were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.                                              Exhibits

(12)                                                    Ratio of Earnings to Fixed Charges

(31.1)                                           Rule 13a-14(a)/15d-14(a) Certifications

(31.2)                                           Rule 13a-14(a)/15d-14(a) Certifications

(32)                                                    Section 1350 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Carlisle Companies Incorporated

Date: May 5, 2006
	By:	/s/ Carol P. Lowe
	Name:	Carol P. Lowe
	Title:	Vice President and Chief Financial Officer