Form 10-Q
period 2006-06-30
CARLISLE COMPANIES INC
filed 2006-08-08
CIK 790051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number 1-9278

CARLISLE COMPANIES INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	31-1168055
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

13925 Ballantyne Corporate Place, Suite 400,
Charlotte, North Carolina 28277	(704) 501-1100
(Address of principal executive office, including zip code)	(Telephone Number)

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

Shares of common stock outstanding at August 1, 2006: 30,810,444

Part I. Financial Information

Item 1. Financial Statements

Carlisle Companies Incorporated
Consolidated Statements of Earnings and Comprehensive Income
For the Three and Six Months ended June 30, 2006 and 2005
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005*	2006	2005*
Net Sales	$692,704	$591,596	$1,313,809	$1,129,334

Cost and expenses:
Cost of goods sold	545,908	470,469	1,039,633	898,040
Selling and administrative expenses	60,675	55,740	122,034	110,755
Research and development expenses	3,701	3,812	7,585	7,733
Other (income) expense, net	(1,781)	(4,393)	(2,236)	654
Earnings before interest and income taxes	84,201	65,968	146,793	112,152
Interest expense, net	5,363	4,133	9,619	8,038
Earnings before income taxes	78,838	61,835	137,174	104,114
Income taxes	24,190	19,753	43,442	33,277
Income from continuing operations, net of tax	54,648	42,082	93,732	70,837

Discontinued operations
Income (loss) from operations of discontinued operations	1,891	(11,824)	4,902	(12,600)
Income tax expense (benefit)	491	(4,418)	1,410	(4,692)
Income (loss) from discontinued operations, net of tax	1,400	(7,406)	3,492	(7,908)
Net Income	56,048	34,676	97,224	62,929

Other comprehensive income (loss)
Foreign currency translation, net of tax	5,199	(4,812)	7,032	(11,977)
Gain (loss) on hedging activities, net of tax	1,525	(3,563)	4,833	(3,629)
Other comprehensive income (loss)	6,724	(8,375)	11,865	(15,606)
Comprehensive income	$62,772	$26,301	$109,089	$47,323

Earnings per share - basic
Income from continuing operations, net of tax	$1.78	$1.36	$3.07	$2.29
Income (loss) from discontinued operations, net of tax	$0.05	(0.24)	0.11	(0.26)
Earnings per share - basic	$1.83	$1.12	$3.18	$2.03

Earnings per share - diluted
Income from continuing operations, net of tax	$1.76	$1.34	$3.02	2.26
Income (loss) from discontinued operations, net of tax	0.04	(0.23)	0.12	(0.25)
Earnings per share - diluted	$1.80	$1.11	$3.14	$2.01

Weighted average common shares outstanding
Basic	30,640	30,977	30,543	30,960
Effect of dilutive stock options and restricted stock	419	358	467	380
Diluted	31,059	31,335	31,010	31,340

Dividends declared and paid per share	$0.250	$0.230	$0.500	$0.460

*             2005 figures have been revised to reflect discontinued operations. See notes 2 and 6.

See accompanying notes to Unaudited Consolidated Financial Statements

Carlisle Companies Incorporated
Consolidated Balance Sheets
June 30, 2006 and December 31, 2005
(In thousands, except per share and share amounts)

	June 30,	December 31,
	2006	2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$30,273	$38,745
Trade receivables, less allowance of $9,592 in 2006 and $11,385 in 2005	265,067	163,277
Inventories	359,456	336,090
Deferred income taxes	35,847	35,172
Prepaid expenses and other current assets	18,760	22,100
Current assets held for sale	57,156	65,788
Total current assets	766,559	661,172

Property, plant and equipment, net of accumulated depreciation of $478,356 in 2006 and $457,866 in 2005	453,173	432,749

Other assets:
Goodwill, net	324,190	323,588
Patents and other intangible assets, net	7,263	7,685
Investments and advances to affiliates	92,777	89,281
Notes receivable and other assets	13,497	5,827
Non-current assets held for sale	44,115	42,955
Total other assets	481,842	469,336

TOTAL ASSETS	$1,701,574	$1,563,257

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt, including current maturities	42,468	$57,993
Accounts payable	160,793	127,698
Accrued expenses	130,369	133,512
Deferred revenue	12,962	11,863
Current liabilities associated with assets held for sale	43,656	41,645
Total current liabilities	390,248	372,711

Long-term liabilities:
Long-term debt	282,004	282,426
Deferred revenue	77,361	73,872
Other long-term liabilities	108,595	103,039
Non-current liabilities associated with assets held for sale	161	970
Total long-term liabilities	468,121	460,307

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $1 par value. Authorized and unissued 5,000,000 shares	—	—
Common stock, $1 par value. Authorized 100,000,000 shares; 39,330,624 shares issued; 30,662,794 outstanding in 2006 and 30,357,476 in 2005	39,331	39,331
Additional paid-in capital	67,612	53,081
Unearned compensation - includes restricted shares of 148,760 in 2006 and 108,960 in 2005	(5,236)	(3,420)
Cost of shares of treasury - 8,519,070 shares in 2006 and 8,864,188 in 2005	(166,971)	(173,493)
Accumulated other comprehensive income	14,680	2,815
Retained earnings	893,789	811,925
Total shareholders’ equity	843,205	730,239

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,701,574	$1,563,257

See accompanying notes to Unaudited Consolidated Financial Statements

Carlisle Companies Incorporated
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2006 and 2005
(Dollars in thousands)
(Unaudited)

	June 30,
	2006	2005*
Operating activities
Net income	$97,224	$62,929
Reconciliation of net income to cash flows from operating activities:
(Income) loss from discontinued operations, net of tax	(3,492)	7,908
Depreciation	27,708	26,191
Amortization	643	657
Non-cash compensation	3,902	911
Earnings in equity investments	2,269	3,141
Loss (gain) on sales of investments, property and equipment, net	1,195	(1,860)
Loss on writedown of assets	1,245	—
Deferred taxes	2,574	(1,540)
Excess tax benefits from stock-based compensation	(3,768)	—
Foreign exchange loss	551	418
Changes in assets and liabilities, excluding effects of acquisitions and divestitures:
Current and long-term receivables	(91,109)	(40,294)
Receivables under securitization program	(4,900)	—
Inventories	(22,469)	(54,533)
Accounts payable and accrued expenses	42,083	13,247
Income taxes	(113)	1,532
Long-term liabilities	3,428	2,139
Other operating activities	(1,226)	(1,015)
Net cash provided by operating activities	55,745	19,831

Investing activities
Capital expenditures	(50,892)	(50,704)
Proceeds from investments, property and equipment	3,052	3,959
Other investing activities	922	608
Net cash used in investing activities	(46,918)	(46,137)

Financing activities
Net change in short-term borrowings and revolving credit lines	(15,062)	68,147
Reductions of long-term debt and industrial development and revenue bonds	—	(260)
Dividends	(15,360)	(14,304)
Purchase of common shares	—	(16,428)
Treasury shares and stock options, net	11,567	4,699
Excess tax benefits from stock-based compensation	3,768	—
Net cash (used in) provided by financing activities	(15,087)	41,854

Discontinued operations (Revised - See note 2)
Operating activities	377	3,935
Investing activities	(431)	(5,494)
Financing activities	(1,406)	(1,932)
Effect of exchange rate changes on cash	156	(92)
Net cash used in discontinued operations	(1,304)	(3,583)

Effect of exchange rate changes on cash	(908)	(86)
Change in cash and cash equivalents	(8,472)	11,879
Cash and cash equivalents
Beginning of period	38,745	25,018
End of period	$30,273	$36,897

*             2005 figures have been revised to reflect cash flows from discontinued operations. See Notes 2 and 6.

See accompanying notes to Unaudited Consolidated Financial Statements

Notes to Unaudited Consolidated Financial Statements
Three and Six Months Ended June 30, 2006 and 2005

(1)         Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Carlisle Companies Incorporated and its wholly-owned subsidiaries (together, the “Company”).  Intercompany transactions and balances have been eliminated in consolidation. The unaudited consolidated financial statements have been prepared in accordance with Article 10-01 of Regulation S-X of the Securities and Exchange Commission and, as such, do not include all information required by generally accepted accounting principles for annual financial statements. However, in the opinion of the Company, these financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial statements for the interim periods presented herein.  Results of operations for the three and six months ended June 30, 2006, are not necessarily indicative of the operating results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company’s 2005 Form 10-K.

(2)         Reclassifications and Restatements

Certain reclassifications have been made to the three and six months ending June 30, 2005 information to conform to the current year’s presentation.

Consolidated Statements of Earnings and Comprehensive Income have been restated to reflect the effects of discontinued operations.  Segment information presented in note 14 has also been restated from prior year’s June 30, 2005 presentation to reflect the Company’s current segment structure, discontinued operations and assets held for sale.  See notes 6 and 14 for additional detail regarding discontinued operations and the Company’s segment structure, respectively.

Consolidated Statements of Cash Flows separately disclose the operating, investing and financing portions of the cash flows attributable to discontinued operations, which at June 30, 2005 were reported on a combined basis as a single amount.

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

In January 2006, the Company adopted SFAS No. 151 (“SFAS 151”), Inventory Costs — An Amendment of ARB No. 43, Chapter 4.  This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Adoption of this standard had no material impact on the Company’s statement of earnings or financial position.

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

In June 2006, the FASB issued FIN No. 48 Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.  This interpretation clarifies the accounting and financial statement reporting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return.  The interpretation is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by the Company as of January 1, 2007.  The Company has not yet completed its analysis of the effects of this interpretation.

(4)         Employee Stock-Based Compensation Arrangements

Stock Options

The Company adopted SFAS 123(R) as of January 1, 2006, and as such, accounts for awards of stock-based compensation based on the fair-value method.  Compensation expense related to the adoption of SFAS 123(R) and stock options granted was an additional expense of $0.6 million pre-tax, or $0.5 million after-tax ($0.01 per share, basic and diluted) for the three months ended June 30, 2006 and $2.4 million pre-tax, or $1.6 million after-tax ($0.05 per share, basic and diluted) for the six months ended June 30, 2006.

Under SFAS 123(R), excess income tax benefits related to share-based compensation expense that must be recognized directly in equity are considered financing rather than operating cash flow activities.  The amount of financing cash flows for these benefits was $3.8 million for the six months ended June 30, 2006.

Compensation cost for stock options granted during the six months ended June 30, 2006, was estimated using the Black-Scholes model with the following assumptions:

2006
Expected dividend yield	1.4%
Expected life in years	5.65
Expected volatility	25.7%
Risk-free interest rate	4.6% – 5.0%
Weighted average fair value	$19.27

The expected life of options is based on the assumption that all outstanding options will be exercised at the midpoint of the valuation date and the option expiration date.  The expected volatility is based on historical volatility as well as implied volatility of the Company’s publicly traded options.  The risk free interest rate is based on rates of US Treasury issues with a remaining life equal to the expected life of the option.  The expected dividend yield is based on the projected annual dividend payment per share, divided by the stock price at the date of grant.

Stock options generally vest one-third upon grant and one-third upon each subsequent anniversary of the grant date.  Compensation expense for stock options is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award.  Unrecognized compensation cost related to stock options of $2.1 million at June 30, 2006 is to be recognized over a weighted average period of 1.6 years.

The following table summarizes the stock option activity for the six months ended June 30, 2006.

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contract	Intrinsic
	Shares	Exercise	Term	Value
Options	(In Thousands)	Price	(Years)	(In Thousands)

Outstanding At January 1, 2006	1,149	$48.23
Granted	189	$68.99
Exercised	(302)	$39.41
Forfeited	(1)	$19.88

Outstanding at June 30, 2006	1,035	$54.60	6.75	$24,593

Exercisable at June 30, 2006	897	$52.53	6.30	$23,148

The total intrinsic value of options exercised during the six months ended June 30, 2006 was $11.7 million.

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

	Three Months Ended	Six Months Ended
	June 30,	June 30,
In thousands (except per share data)	2005	2005
Net Income, as reported	$34,676	$62,929
Less: Total stock-based employee compensation expense determined under fair value method for all awards net of related tax effects	(446)	(1,586)
	$34,230	$61,343

Basic EPS (as reported)	$1.12	$2.03
Basic EPS (pro forma)	$1.11	$1.98

Diluted EPS (as reported)	$1.11	$2.01
Diluted EPS (pro forma)	$1.09	$1.96

The pro forma effect includes only the vested portion of options granted in and after 1995.  Compensation cost was estimated using the Black-Scholes model with the following assumptions:

2005
Expected dividend yield	1.4%
Expected life in years	7
Expected volatility	28.3%
Risk-free interest rate	3.9%
Weighted average fair value	$20.80

Restricted Stock

Compensation expense is recognized over the vesting period based on the closing stock prices on the grant date of the restricted stock.  As compensation expense is recognized, Additional paid-in capital is increased in shareholders’ equity.  The restricted stock receives the same dividend as common shares outstanding.

Restricted shares awarded are generally released to the recipient after a period of three years.  The following table summarizes the restricted share activity for the six months ended June 30, 2006.

		Weighted
		Average
	Shares	Grant Date
	(In thousands)	Fair Value
Nonvested at January 1, 2006	109	$60.19
Granted	48	69.61
Forfeited	(1)	61.84
Vested	(7)	42.33
Nonvested at June 30, 2006	149	$64.09

Compensation expense related to restricted stock awards of $0.8 million and $1.5 million was recognized for the three and six months ended June 30, 2006.

Unrecognized compensation cost related to restricted stock awards of $5.2 million at June 30, 2006 is to be recognized over a weighted average period of 2.4 years.

(5)         Acquisitions

In July 2005, the Company acquired the heavy-duty brake lining and brake shoe assets of Zhejiang Kete (“Kete”) located in Hangzhou, China, for approximately $34.2 million.  Operating results for this operation since the acquisition date are included in the Diversified Components segment.  Although the Company is continuing to evaluate the purchase price allocation, an initial allocation resulted in goodwill of approximately $27.8 million.  The goodwill from this acquisition is not deductible for tax purposes.

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

(6)         Discontinued Operations and Assets Held for Sale

In the fourth quarter 2005, the Company announced it was exiting the businesses of Carlisle Systems & Equipment which include Carlisle Process Systems and the Walker Group.  On April 10, 2006, Carlisle announced it had signed a definitive agreement to sell Carlisle Process Systems to Tetra Pak, a division of the Tetra Laval Group, a private industrial group headquartered in Switzerland.  The sale of the Carlisle Process Systems businesses is subject to regulatory approvals as well as other customary closing conditions.  The Company is actively marketing the Walker Group businesses.  The sale of Carlisle Process Systems and the Walker Group businesses are expected to be completed by December 31, 2006.

Discontinued operations also include the operations of Carlisle Engineered Products (the former Automotive Components segment), the plastics component of Carlisle Tire & Wheel and the pottery business of Carlisle FoodService. The plastics component and pottery business were sold in the second quarter of 2005, which resulted in a $1.1 million loss.  In June 2005, the Company recorded a $13.0 million impairment charge on the fixed assets of the automotive components business. Substantially all of the Carlisle Engineered Products operation was sold during the second half of 2005.

The assets of these operations have met the criteria for, and have been classified as “held for sale” in accordance with SFAS 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.”  As well, results of operations for these businesses, and any gains or losses recognized from their sale, are reported as “discontinued operations” in accordance with SFAS 144.

Total assets held for sale were as follows:

	June 30,	December 31,
In thousands	2006	2005
Assets held for sale:
Carlisle Engineered Products	$716	$716
Carlisle Systems & Equipment	100,555	108,027
Total assets held for sale	$101,271	$108,743

The major classes of assets and liabilities held for sale included in the Company’s Consolidated Balance Sheets were as follows:

	June 30,	December 31,
In thousands	2006	2005
Assets held for sale:
Receivables	$24,772	$29,706
Inventories	17,568	15,782
Prepaid expenses and other current assets	14,816	20,300
Total current assets held for sale	57,156	65,788

Property, plant and equipment, net	22,508	21,936
Goodwill, net	21,331	20,322
Patents and other intangible assets, net	132	500
Notes receivable and other assets	144	197
Total non-current assets held for sale	44,115	42,955
Total assets held for sale	$101,271	$108,743

Liabilities associated with assets held for sale:
Short-tem debt, including current maturities	$18	$156
Accounts payable	36,620	33,536
Accrued expenses	6,032	7,004
Deferred revenue	986	949
Total current liabilities associated with assets held for sale	43,656	41,645

Long-term debt	2	871
Other long-term liabilities	159	99
Total non-current liabilities associated with assets held for sale	161	970
Total liabilities associated with assets held for sale	$43,817	$42,615

Net sales and Income (loss) before income taxes from discontinued operations were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In thousands	2006	2005	2006	2005
Net sales:
Carlisle Engineered Products	$—	$51,671	$370	$102,993
Pottery business of Carlisle FoodService	—	108	—	245
Carlisle Systems & Equipment	50,481	54,350	101,063	108,940
Net sales for discontinued operations	$50,481	$106,129	$101,433	$212,178

Income (loss) before income taxes:
Plastic components operation of Carlisle Tire & Wheel	$—	$(56)	—	$(381)
Carlisle Engineered Products	222	(14,142)	$(443)	(16,422)
Pottery business of Carlisle FoodService	—	(1,202)	—	(1,480)
Carlisle Systems & Equipment	1,669	3,576	$5,345	5,683
Income (loss) before income taxes from discontinued operations	$1,891	$(11,824)	$4,902	$(12,600)

(7) Inventories

Carlisle is a diversified manufacturing entity comprised of multiple domestic and foreign companies that operate as distinct businesses manufacturing different products.  Within the United States, similar types of inventory are accounted for using the same inventory valuation method within each unique operating business.  A different inventory valuation method may be used at certain foreign subsidiaries where the respective country does not allow the inventory valuation method used within the United States.

The components of inventories are as follows:

	June 30,	December 31,
In thousands	2006	2005
FIFO (approximates current costs):
Finished goods	$257,427	$236,097
Work-in-process	34,988	31,486
Raw materials	135,721	113,487
Reserves and variances - net	(10,705)	8,827
	417,431	389,897
Excess FIFO cost over LIFO value	(40,407)	(38,025)
Inventories associated with assets held for sale	(17,568)	(15,782)
Inventories	$359,456	$336,090

(8) Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2006 are as follows:

	Industrial	Construction	Diversified
In thousands	Components	Materials	Components	Total
Balance as of January 1, 2006	$155,244	$32,112	$136,232	$323,588
Currency translation	95	489	18	602
Balance as of June 30, 2006	$155,339	$32,601	$136,250	$324,190

The Company’s other intangible assets as of June 30, 2006, are as follows:

	Acquired	Accumulated	Net Book
In thousands	Cost	Amortization	Value
Assets subject to amortization
Patents	$9,428	$(7,858)	$1,570
Software licenses	1,800	(1,243)	557
Other	11,703	(10,567)	1,136
Assets not subject to amortization Trademarks	4,000	—	4,000
	$26,931	$(19,668)	$7,263

Estimated amortization expense over the next five years is as follows: $0.3 million remaining in 2006, $0.6 million in 2007, $0.4 million in 2008, $0.3 million in 2009 and $0.3 million in 2010.

(9) Retirement Plans and Other Postretirement Benefits

Components of net periodic benefit cost are as follows:

	Pension Benefits				Post-retirement Benefits
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
In thousands	2006	2005	2006	2005	2006	2005	2006	2005
Service Costs	$1,404	$1,622	$2,808	$3,243	$—	$1	$1	$2
Interest cost	2,357	2,382	4,715	4,763	140	171	306	341
Expected return on plan assets	(2,464)	(2,587)	(4,928)	(5,175)	—	—	—	—
Amortization of:
Net actuarial costs	383	93	766	185	56	37	124	74
Prior service costs	(47)	(56)	(95)	(111)	—	—	—
Unrecognized net obligation	—	—	—	—	55	55	110	110
Curtailment (income) expense	—	—	—	—	(5,654)	—	(5,654)	—
Net periodic benefit costs	$1,633	$1,454	$3,266	$2,905	$(5,403)	$264	$(5,113)	$527

The Company previously disclosed in its financial statements for the year ended December 31, 2005, that it expected to contribute $12.6 million to its pension plans in 2006.  The Company has contributed $3.1 million to the plans through June 30, 2006.  Additional contributions of $9.5 million are expected for the remainder of 2006.

The Company maintains defined contribution plans to which it has contributed $4.5 million during the six months ended June 30, 2006.  Full year contributions are expected to approximate $9.8 million.

(10) Other Long-Term Liabilities

The components of other long-term liabilities are as follows:

	June 30,	December 31,
In thousands	2006	2005
Pension and other post-retirement obligations	$42,137	$47,714
Deferred taxes	57,851	49,754
Long-term warranty obligations	2,493	2,535
Other	6,272	3,135
Non-current liabilities associated with assets held for sale	(158)	(99)
Other long-term liabilities	$108,595	$103,039

(11) Borrowings

Certain bonds payable held by the Company at June 30, 2006 mature on January 15, 2007. The Company, however, intends to refinance those bonds payable upon maturity or utilize its existing five-year $300.0 million revolving credit facility until such refinancing is secured, thereby deferring the effective maturity of those bonds payable beyond the twelve-month period immediately following June 30, 2006.  Because of the Company’s intent and ability to defer the effective maturity beyond a twelve-month period, those bonds payable are included in Long-term debt at June 30, 2006.

(12) Commitments and Contingencies

For its continuing and discontinued operations, the Company is obligated under various noncancelable operating leases for certain facilities and equipment.  Future minimum payments under its various noncancelable operating leases in each of the next five years are approximately $8.5 million in 2006,

$15.2 million in 2007, $12.2 million in 2008, $9.0 million in 2009, $7.5 million in 2010 and $30.5 million thereafter.

At June 30, 2006, letters of credit amounting to $47.2 million were outstanding, primarily to provide security under insurance arrangements and certain borrowings.

The Company has financial guarantee lines in place for certain of its operations in Asia and Europe to facilitate working capital needs, customer performance and payment and warranty obligations.  At June 30, 2006, the Company had issued guarantees of $12.9 million, of which $7.3 million represents amounts recorded in current liabilities or Other long-term liabilities.  The fair value of these guarantees is estimated to equal the amount of the guarantees at June 30, 2006, due to their short-term nature.

During 2005, the Company sold certain assets and liabilities of its discontinued automotive components business which was part of a series of sales. The transaction included the assumption of certain real estate and equipment leases by the buyer for which the Company has guaranteed.  The leases guaranteed by the Company expire in 2007 through 2011 and have total minimum lease payments of $2.7 million as of June 30, 2006.

The Company offers various warranty programs on its installed roofing systems, braking products, truck trailers, refrigerated truck bodies, and cheese making equipment.  The change in the Company’s aggregate product warranty liabilities for the period ended June 30 is as follows:

In thousands	2006	2005
Beginning reserve at December 31	$7,939	$8,517
Current year provision	6,119	6,409
Current year claims	(5,785)	(6,473)
Ending reserve at June 30	$8,273	$8,453

The amount of extended product warranty revenues recognized was $3.5 million and $6.8 million for the three and six months ended June 30, 2006, respectively, and $3.4 million and  $6.7 million for the three and six months ended June 30, 2005.

The Company has entered into long-term purchase agreements expiring December 31, 2006 for certain key raw materials.  Commitments are variable based on changes in commodity price indices. Based on prices at June 30, 2006, commitments under these agreements total approximately $15.4 million.

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

The Company may be involved in various legal actions from time to time arising in the normal course of business. In the opinion of management, the ultimate outcome of such actions will not have a material adverse effect on the consolidated financial position of the Company, but may have a material impact on the Company’s results of operations for a particular period. As a result of the favorable resolution of certain legal actions, the Company recognized gains, net of legal fees, of $2.4 million and $7.1 million for the three and six months ended June 30, 2006, respectively, and $3.6 million for the three and six months ended June 30, 2005 that were included in Other (income) expense, net.  In addition, the Company recognized in Other (income) expense, net, a charge of $2.5 million relating to an arbitration proceeding concerning the termination of a supply agreement for the three and six months ended June 30, 2006.

(13) Derivative Instruments and Hedging Activities

The Company is exposed to the impact of changes in interest rates and market values of its debt instruments, changes in raw material prices and foreign currency fluctuations.

From time to time, the Company may manage its interest rate exposure through the use of treasury lock contracts and interest rate swaps to reduce volatility of cash flows, impact on earnings and to lower its cost of capital.  On June 15, 2005, the Company entered into treasury lock contracts with a notional amount of $150.0 million to hedge the cash flow variability on forecasted debt interest payments associated with changes in interest rates.  These contracts have been designated as cash flow hedges and were deemed effective at the origination date and as of June 30, 2006.  The valuation of these contracts resulted in an asset of $8.1 million as of June 30, 2006, which has also been reflected in Accumulated other comprehensive income on the Company’s Consolidated Balance Sheet.

In April 2005, the Company terminated certain interest rate swaps entered into on April 11, 2003 with a notional amount of $75.0 million that hedged the market risk associated with the Company’s 7.25% senior notes. The termination of those contracts, which were designated as fair value hedges, resulted in a loss of $1.4 million, which will be amortized to interest expense until January 2007, the original termination date of the swap.  At June 30, 2006, the Company had a remaining unamortized loss of $0.5 million reflected in long-term debt.

In December 2001, the Company entered into a $150.0 million notional amount interest rate swap, which was designated as a fair value hedge, to hedge a portion of the exposure associated with its fixed rate debt.  This fair value hedge was deemed effective at the origination date. On July 16, 2002, the Company terminated $50.0 million notional amount of this fair value hedge resulting in a gain of $1.6 million, which is amortized to reduce interest expense until January 2007, the original termination date of the swap. On September 19, 2002, the Company terminated the remaining $100.0 million notional amount on the fair value hedge resulting in a gain of $7.3 million, which is amortized to reduce interest expense until January 2007. At June 30, 2006, the Company had a remaining unamortized gain of $1.0 million reflected in long-term debt.

On April 27, 2006, the Company executed a currency hedge with a total notional amount of $5.9 million to hedge the fair value risk associated with fluctuations in the foreign exchange rate on the final settlement amount due related to the July 2005 acquisition of the heavy-duty brake lining and brake shoe assets of Zhejiang Kete. The fair value position of this contract as of June 30, 2006 was not material.

On June 5, 2006, the Company executed an extension through July 7, 2006 of a currency hedge executed on July 21, 2005 with a total notional amount of $3.8 million to hedge the Company’s fair value risk associated with fluctuations in the foreign exchange rate on certain receivables denominated in Euros.  The fair value position of this contract as of June 30, 2006, was not material.

(14) Segment Information

Sales, earnings before interest and income taxes (“EBIT”) and assets for continuing operations by reportable business segment are included in the following summary:

Three Months Ended June 30,	2006			2005(2)
In thousands	Sales(1)	EBIT	EBIT % Sales	Sales(1)	EBIT	EBIT % Sales
Construction Materials	$292,852	$46,596	15.9%	$227,918	$38,804	17.0%
Industrial Components	214,706	23,403	10.9%	209,228	19,845	9.5%
Diversified Components	185,146	21,490	11.6%	154,450	15,326	9.9%
Corporate	—	(7,288)	—	—	(8,007)	—
Total	$692,704	$84,201	12.2%	$591,596	$65,968	11.2%

Six Months Ended June 30,	2006			2005(2)
In thousands	Sales(1)	EBIT	Assets	Sales(1)	EBIT	Assets
Construction Materials	$520,838	$78,896	$514,666	$399,441	$53,448	$411,559
Industrial Components	438,806	45,157	527,145	431,259	44,558	549,824
Diversified Components	354,165	39,205	478,911	298,634	29,287	373,623
Corporate	—	(16,465)	79,581	—	(15,141)	66,924
Total	$1,313,809	$146,793	$1,600,303	$1,129,334	$112,152	$1,401,930

(1)  Excludes intersegment sales

(2)      2005 figures have been revised to reflect discontinued operations and to conform with the 2006 segment presentation.

For all periods presented, interest expense, which is separately disclosed on the face of the income statement, is considered a corporate expense.

A reconciliation of assets reported above to total assets as presented on the Company’s Consolidated Balance Sheets is as follows:

2006
Assets per table above	$1,600,303
Assets held for sale of discontinued operations	101,271
Total Assets per Consolidated Balance Sheets	$1,701,574

(15) Income Taxes

The Company’s effective tax rate on continuing operations of 32% for the six months ended June 30, 2006, varies from the statutory rate within the United States of 35% due primarily to tax benefits from U.S. export sales, the deduction attributable to U.S. production activities, and earnings in foreign jurisdictions taxed at rates different from the statutory U.S. federal rate.

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

•                  Diversified Components: Carlisle Motion Control and Carlisle Industrial Brake and Friction (together, the “motion control systems” business); Trail King (the “specialty trailer” business); Tensolite (the “high-performance wire and cable” business); Johnson Truck Bodies (the “refrigerated truck bodies” business); and Carlisle FoodService (the “foodservice products” business).

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

For a more in-depth discussion of the results discussed in this “Executive Overview,” please refer to the discussion on “Operating Segments” presented later in “Management’s Discussion and Analysis.”

Net sales for the three months ended June 30, 2006 were $692.7 million, a $101.1 million, or 17% increase over net sales of $591.6 million for the three months ended June 30, 2005.  Organic growth (defined as the increase in net sales excluding the impact of acquisitions and divestitures within the last twelve months as well as the impact of changes in foreign exchange rates), primarily in Construction Materials, accounted for approximately $83.9 million or 83% of the improvement.  Acquisitions in the Diversified Components segment accounted for approximately $13.4 million or 13% of the improvement compared to the prior-year quarter.  Income from continuing operations of $54.6 million, or $1.76 per diluted share in the second quarter of 2006 improved 30% over income from continuing operations of $42.1 million, or $1.34 per diluted share in the second quarter of 2005, reflecting improved performance across all business segments.

Net sales for the six months ended June 30, 2006 were $1.314 billion, representing a 16% increase over net sales of $1.129 billion in the first six months of 2005.  Strong organic growth in the Construction Materials segment and a mix of organic and acquisition growth in the Diversified Components segment were the primary contributing factors to the improvement.  Income from continuing operations for the six months ended June 30, 2006 was $93.7 million or $3.02 per diluted share, a 32% improvement over income from continuing operations of $70.8 million, or $2.26 per diluted share in the first half of 2005.  The Construction Materials and Diversified Components segments contributed the majority of the improvement

Results for the three and six months ended June 30, 2006 and 2005 included the following items:

	Second Quarter						Six Months
	Pre-tax		After-tax		Earnings		Pre-tax		After-tax		Earnings
	gain (loss)		gain (loss)		Per Share		gain (loss)		gain (loss)		Per Share
In millions, except per share data	2006	2005	2006	2005	2006	2005	2006	2005	2006	2005	2006	2005

Consolidated
Tax benefit related to U.S. Federal tax audit	$1.1	$—	$1.1	$—	$0.04	$—	$1.1	$—	$1.1	$—	$0.04	$—
Expensing of stock options	—	—	—	—	—	—	(2.4)	—	(1.6)	—	(0.05)

Construction Materials
Proceeds on legal actions initiated by Carlisle	0.9	—	0.6	—	0.02	—	5.6	—	3.8	—	0.12	—
Asset charges	(1.2)	—	(0.9)	—	(0.02)	—	(1.2)	—	(0.8)	—	(0.02)	—
Gain on sale of property	—	1.3	—	0.9	—	0.03	—	1.3	—	0.9	—	0.03
Gain on insurance proceeds	—	1.3	—	0.9	—	0.03	—	1.3	—	0.9	—	0.03

Industrial Components
Curtailment gain on retiree medical benefits	5.6	—	3.8	—	0.12	—	5.6	—	3.8	—	0.12	—
Proceeds on legal actions initiated by Carlisle	1.5	3.6	1.1	2.5	0.03	0.08	1.5	3.6	1.0	2.5	0.03	0.08
Lease termination costs	(1.3)	—	(0.9)	—	(0.03)	—	(1.3)	—	(0.9)	—	(0.03)	—
Asset charges on closed facility	(1.2)	—	(0.9)	—	(0.03)	—	(1.2)	—	(0.9)	—	(0.03)	—

Diversified Components
Award for arbitration proceedings concerning termination of a supply agreement	(2.5)	—	(1.7)	—	(0.06)	—	(2.5)	—	(1.7)	—	(0.06)	—
	$2.9	$6.2	$2.2	$4.3	$0.07	$0.14	$5.2	$6.2	$3.8	$4.3	$0.12	$0.14

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

Sales and Earnings

Consolidated Results of Continuing Operations

Net sales for the three months ended June 30, 2006 were $692.7 million, an increase of 17% over net sales of $591.6 million for the three months ended June 30, 2005.  Organic growth, primarily in the Construction Materials and Diversified Components segments, accounted for approximately $83.9 million or 83% of the increase.  Growth was driven primarily by increased sales volumes over prior year. Acquisitions within the Diversified Components segment contributed approximately $13.4 million or 13%.  The impact of changes in foreign currency rates was negligible.  Net sales for the six months ended June 30, 2006 increased 16% over the prior year.  Organic growth in the aforementioned segments accounted for $154.5 million or 84% of the improvement, while acquisitions contributed $24.9 million or 14% to the year-over-year growth.

Cost of goods sold of $545.9 million in the second quarter of 2006 was 16% higher than $470.5 million in the second quarter of 2005.  Cost of goods sold for the six months ended June 30, 2006 was $1.040 billion, up 16% from $898.0 million for the six months ended June 30, 2005.  An increase in raw material costs, primarily driven by higher sales volumes, was the primary contributor to the increase in the quarter and six-month periods.

Gross margin (net sales less cost of goods sold expressed as a percent of net sales) of 21% in the second quarter of 2006 compared to gross margin of 20% in the second quarter last year.  For the six months ended June 30, 2006, gross margin was 21% as compared to 20% in the same period in 2005.  The improvement was the result of increased sales, which offset increased cost of goods sold as previously discussed. While cost of goods sold have increased relative to sales volume increases; price volatility in energy costs and petroleum based and commodity raw materials may cause cost of goods sold to increase disproportionately to sales volume.  The Company may not be able to recover all increases in cost of goods sold through selling price increases.

Selling and administrative expenses of $60.7 million for the quarter ended June 30, 2006 were 9% above $55.7 million in the second quarter of 2005. For the six months ended June 30, 2006, selling and administrative expenses of $122.0 million represented a 10% increase over $110.8 million in the prior year.  The increase in the three and six-month periods is primarily attributable to variable selling expenses, the most significant being sales commissions.  Such expenses typically increase or decrease with the level of sales.  The six-month period of 2006 was also impacted by the recording of stock option expense of $2.4 million.  As a percent of net sales, selling and administrative expenses were 9% for the three months ended June 30, 2006 and 2005.  For the six months ended June 30, 2006 and 2005, selling and administrative expenses were 9% and 10% of net sales, respectively.

Other income, net of $1.8 million for the three months ended June 30, 2006 compared to other income of $4.4 million for the same period in 2005.  Results for the 2006 period included gains of $5.6 million related to the curtailment of certain retiree medical plans, $2.4 million of proceeds received from legal actions initiated by the Company as well as income from the Company’s European roofing joint venture (“Icopal”) of $0.7 million.  Offsetting these gains were losses of $2.5 million related to an arbitration proceeding concerning the termination of a supply agreement, $1.8 million in fees associated with the Company’s receivables securitization program, $1.3 million of lease termination costs, and $1.2 million of asset charges at a closed facility.  Results in the second quarter of 2005 included gains of $3.6 million related to proceeds received from legal actions initiated by the Company, $1.3 million of insurance proceeds, $1.3 million related to the sale of fixed assets and $0.6 million of equity income from Icopal.  Offsetting these gains were expenses of $1.2 million associated with the securitization program, and $0.9 million of foreign currency losses on subsidiary debt.

Other income of $2.2 million for the six months ended June 30, 2006 compared to other expense of $0.7 million in the prior year.  Results for the 2006 period included $7.1 million of proceeds received from legal actions and $5.6 million related to the curtailment of certain retiree medical plans.  Offsetting these gains were expenses of $3.3 million associated with the securitization program, losses of $2.5 million related to an arbitration proceeding concerning the termination of a supply agreement, the Company’s share of losses at Icopal of $2.1 million, $1.3 million of lease termination costs, and $1.2 million of asset charges at a closed facility.  Results in the first half of 2005 included gains of $3.6 million related to proceeds received from legal actions initiated by the Company, $1.3 million of insurance proceeds and $1.3 million related to the sale of fixed assets.  Offsetting these gains were equity losses at Icopal of $3.6 million, expenses of $1.7 million associated with the securitization program, and $1.3 million of foreign currency losses on subsidiary debt.

Earnings before interest and income taxes (“EBIT” or “earnings”) for the quarter ended June 30, 2006 were $84.2 million, a 28% improvement over $66.0 million recognized in 2005.  Earnings were up in all segments, with the majority of the improvement occurring in the Construction Materials segment and to a lesser extent, the Diversified Components and Industrial Components segments.

EBIT of $146.8 million in the first half of 2006 grew 31% over $112.2 million in the first half of 2005.  The Construction Materials segment posted the largest improvement and accounted for the majority of the year-over-year increase.  The Diversified Components segment also reported strong growth in the first half of the year, while results in the Industrial Components segment were slightly above the prior year.

Interest expense, net of $5.4 million for the three months ended June 30, 2006 was 30% higher than interest expense, net of $4.1 million in the same period of 2005.  Interest expense, net, in the first half of 2006 was $9.6 million, a 20% increase as compared to the prior year.  The increase in the three and six-

month periods was due primarily to an increase in interest rates, which offset lower average borrowings as compared to the same periods in the prior year.

Income from continuing operations, net of tax was $54.6 million, or $1.76 per diluted share, for the three months ended June 30, 2006, a 30% improvement over $42.1 million, or $1.34 per diluted share in the three months ended June 30, 2005.  Income from continuing operations, net of tax for the first six months of 2006 was $93.7 million, or $3.02 per diluted share, representing a 32% improvement over $70.8 million, or $2.26 per diluted share recognized in the first half of 2005.

Consolidated Results of Discontinued Operations

Income from discontinued operations, net of tax, for the three months ended June 30, 2006 was $1.4 million, or $0.04 per diluted share, which compared to a loss from discontinued operations, net of tax, of $7.4 million, or $0.23 per diluted share for the same period in 2005.  Income from discontinued operations, net of tax for the six months ended June 30, 2006 was $3.5 million, which compared to a loss of $7.9 million for the six months ended June 30, 2005.  Results in the three and six-month periods of 2006 primarily reflect the performance of the Systems and Equipment business.  Results in the prior year periods included an after-tax impairment charge of $8.2 million on the fixed assets of the automotive components operations.

In the fourth quarter of 2005, the Company announced it was exiting the businesses of Carlisle Systems & Equipment which include Carlisle Process Systems and the Walker Group.  On April 10, 2006, the Company announced the signing of a definitive agreement to sell Carlisle Process Systems to Tetra Pak, a division of the Tetra Laval Group, a private industrial group headquartered in Switzerland.  The sale is subject to regulatory approval in various jurisdictions, as well as other customary closing conditions, and is expected to close before December 31, 2006.

Net Income of $56.0 million, or $1.80 per diluted share, for the quarter ended June 30, 2006 was 62% higher than $34.7 million, or $1.11 per diluted share, for the quarter ended June 30, 2005.  Net income for the six months ended June 30, 2006 was $97.2 million, or $3.14 per diluted share, a 55% improvement over net income of $62.9 million, or $2.01 per diluted share, for the same period in 2005.

Acquisitions

In July 2005, the Company acquired the heavy-duty brake lining and brake shoe assets of Zhejiang Kete (“Kete”) located in Hangzhou, China, for approximately $34.2 million.  Operating results for this operation since the acquisition date are included in the Diversified Components segment.  Although the Company is continuing to evaluate the purchase price allocation, an initial allocation resulted in goodwill of approximately $27.8 million.

In October, 2005, the Company acquired the off-highway brake assets of ArvinMeritor, Inc. for approximately $39.0 million.  The acquisition includes manufacturing assets and inventory from the ArvinMeritor facilities in York, SC; Lexington, KY and Cwmbran, South Wales, U.K.  These assets are being transitioned to the off-highway braking systems and specialty friction products operations of Carlisle Industrial Brake & Friction, which is reported in the Diversified Components segment.  The Company has preliminarily allocated the purchase price among the assets acquired, resulting in goodwill of approximately $28.0 million. Operating results have been included in the Diversified Components segment since the acquisition date.

Operating Segments

The following table summarizes segment net sales and EBIT.   The amounts for each segment should be referred to in conjunction with the applicable discussion below.

In thousands, except percentages	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
	2006	2005*	Amount	Percent	2006	2005*	Amount	Percent
Net Sales
Construction Materials	$292,852	$227,918	$64,934	28.5%	$520,838	$399,441	$121,397	30.4%
Industrial Components	214,706	209,228	5,478	2.6%	438,806	431,259	7,547	1.7%
Diversified Components	185,146	154,450	30,696	19.9%	354,165	298,634	55,531	18.6%
	$692,704	$591,596	$101,108	17.1%	$1,313,809	$1,129,334	$184,475	16.3%

Earnings Before Interest and Income Taxes
Construction Materials	$46,596	$38,804	$7,792	20.1%	$78,896	$53,448	$25,448	47.6%
Industrial Components	23,403	19,845	3,558	17.9%	45,157	44,558	599	1.3%
Diversified Components	21,490	15,326	6,164	40.2%	39,205	29,287	9,918	33.9%
Corporate	(7,288)	(8,007)	719	9.0%	(16,465)	(15,141)	(1,324)	-8.7%
	$84,201	$65,968	$18,233	27.6%	$146,793	$112,152	$34,641	30.9%

*2005 figures have been revised to exclude discontinued operations and to conform with the 2006 segment presentation

Construction Materials

Net sales in the Construction Materials segment were $292.9 million for the quarter ended June 30, 2006, an increase of 29% over $227.9 million in the same period of 2005.   Net sales for the six months ended June 30, 2006 of $520.8 million represented a 30% improvement over the same period in 2005.  The improvement over the prior-year quarter was attributable primarily to higher volumes of thermoplastic polyolefin (“TPO”) membrane and insulation reflecting the expansion of the Company’s geographic reach and focus on total system sales.  Favorable weather conditions in the first quarter of 2006 also contributed to the improvement on a year-to-date basis.

Segment EBIT of $46.6 million in the second quarter of 2006 represented a $7.8 million, or 20% improvement over the second quarter of 2005.  As a percent of sales, EBIT was 16% in the 2006 second quarter as compared to 17% in the 2005 second quarter.  Results in the prior-year quarter included a $1.3 million gain from the receipt of insurance proceeds and a $1.3 million gain on the sale of property.  The earnings improvement as compared to the second quarter of 2005 primarily reflected higher sales volumes.

For the six months ended June 30, 2006, EBIT grew 48% from $53.4 million in the first half of 2005 to $78.9 million in the first half of 2006.  As a percent of sales, EBIT was 15% in the first half of 2006 as compared to 13% in the first half of 2005.  Included in segment earnings for the six months ended June 30, 2006 was a $5.6 million pre-tax gain for proceeds received from the settlement of legal actions initiated by Company.  Segment EBIT also reflects a pre-tax loss for the first half of 2006 and 2005 related to the Company’s equity share of losses at its European roofing joint venture, Icopal, of $2.1 million and $3.6 million, respectively.

In the fourth quarter of 2005, SynTec began production at its TPO roofing manufacturing facility in Tooele, Utah.  With respect to its insulation operations, in 2005, SynTec announced the construction of new insulation facilities in Tooele, Utah and Smithfield, Pennsylvania.  Manufacturing operations commenced at the Tooele, Utah facility in March 2006.  The Smithfield, Pennsylvania facility is nearing completion and is expected to begin test production in the third quarter of 2006.  These two new insulation facilities will complement the four existing insulation operations in Kingston, New York; Franklin Park, Illinois; Lake

City, Florida and Terrell, Texas.  SynTec’s EPDM manufacturing operations are located in Carlisle, Pennsylvania and Greenville, Illinos.

Net sales and EBIT are generally higher for this segment in the second and third quarters of the year due to increased construction activity during these periods. Overall conditions continue to look strong for commercial construction going into the third quarter; however, uncertainties regarding higher interest rates, raw material inflation, increasing energy costs and the ability to obtain price increases to offset these events could place negative pressure on results in subsequent periods.

Industrial Components

Net sales for the quarter ended June 30, 2006 were $214.7 million, a 3% increase over the prior year.  Net sales in the first six-month period of 2006 were $438.8 million, also representing a 2% increase over the prior year.  Net sales in the tire and wheel business grew in the three and six month periods on higher sales of commercial outdoor power equipment, all-terrain vehicles (“ATV”) and high-speed trailer tires as well as increased sales to the replacement market; offsetting lower sales in the consumer power equipment market.  Improvement in the tire and wheel business was slightly offset by lower sales in the power transmission belt business, which was negatively impacted by lower sales in the agricultural market.  The improvement in segment sales for the quarter and six months were largely driven by increased selling prices.

Segment EBIT for the current year quarter was $23.4 million, an 18% improvement as compared to $19.8 million in the second quarter of 2005.  For the six months ended June 30, 2006, EBIT was $45.2 million, which compares to $44.6 million in the first half of 2005.  Results for the three and six months ended June 30, 2006 included gains of $5.6 million related to the curtailment of retiree medical plans and $1.5 million on proceeds from legal actions initiated by the Company.  Negatively impacting quarter and year-to-date results were lease termination expenses of $1.3 million and $1.2 million of asset charges related to a closed facility.  Impacting the three and six month periods of 2005 was a $3.6 million gain from proceeds related to legal actions.  As a percent of sales, EBIT improved from 10% in the second quarter of 2005 to 11% in the second quarter of 2006, reflecting increased selling prices as compared to the prior year.  EBIT as a percent of sales was flat on a year-to-date basis.  Higher selling prices were offset by lower production in the first quarter of 2006 as the Company continued to focus on reducing inventory levels required to support demand.

Net sales and EBIT are generally higher in the first half of the year due to peak sales volumes in the outdoor power equipment market.  The Company expects softness to continue in the consumer outdoor power equipment market and will focus on increasing sales in other markets.  Uncertainty regarding raw material and energy costs and the ability to offset these events with increased selling prices could negatively impact future earnings in this segment.

Diversified Components

Net sales for this segment improved 20% in the second quarter of 2006 as compared to the prior year.  Sales were higher in all businesses in this segment with the exception of the foodservice products business, which experienced a down turn in the restaurant market attributable to the impact of higher energy costs and higher interest rates on consumer disposable income.  The acquisitions of two brake businesses in the last half of 2005 contributed approximately $13.4 million of net sales in the current-year quarter.  Demand continued to remain strong in the specialty trailer business, improving 12% over the prior year, and sales within the high-performance wire and cable business also reported a 12% improvement primarily as a result of higher demand for aerospace products.  Also contributing to the growth in the quarter were increased sales in the refrigerated truck bodies business, where sales were lower in 2005 due to a labor dispute.

EBIT in the second quarter of 2006 improved 40% over the prior year quarter and included a $2.5 million loss related to an arbitration proceeding concerning the termination of a supply arrangement.  The acquisitions of the braking businesses contributed approximately $5.0 million in the current-year quarter.  Earnings in the specialty trailer and refrigerated truck bodies businesses were significantly higher on increased sales.  Earnings in the foodservice products business declined in the second quarter of 2006 as compared to last year reflecting higher costs due to the installation of a new raw material handling facility and slightly lower sales.

Net sales for the six months ended June 30, 2006 grew $55.5 million or 19% over the prior year on higher sales in all businesses in this segment.  Acquisitions contributed $24.9 million to the improvement.  The specialty trailer and refrigerated truck bodies businesses experienced significant year-over-year growth for the first half of 2006.  Sales were slightly up year-to-date in the high-performance wire and cable business where strong second quarter sales offset lower sales in the first quarter of this year.  Sales in the foodservice business were also up for the first half of the year, reflecting increased sales in the first quarter on higher demand.

EBIT for the six months ended June 30, 2006 grew $9.9 million or 34% over the same period last year.  Acquisitions accounted for approximately $8.1 million of the increase.  Negatively impacting results for the half was the aforementioned $2.5 million charge related to an arbitration proceeding concerning the termination of a supply agreement.  Strong sales in the specialty trailer business contributed to a $6.4 million or 64% improvement in earnings.  As well, earnings in the refrigerated truck bodies business improved significantly, where earnings were depressed in the prior year as a result of a labor dispute.

Market conditions continue to look favorable for positive growth in this segment; however, businesses in this segment are affected by raw material inflation, and other economic factors such as interest rates and energy costs which could place negative pressure on growth.

Corporate

Corporate expenses decreased $0.7 million or 9% in the second quarter of 2006 as compared to 2005.  For the six months ended June 30, 2006, corporate expenses were up $1.3 million or 9% as compared to the prior year.  Results in the three and six-month periods of 2005 included $1.1 million of foreign currency losses on subsidiary debt.  Results in the current year reflected $2.4 million of expense related to the Company’s adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, under which the Company began recognizing expense for the issuance of stock options.  Higher fees associated with the Company’s securitization program as well as the additional staffing necessary to achieve the Company’s strategic objectives also had a negative impact on prior year comparisons.

Balance Sheet

Trade Receivables of $265.1 million at June 30, 2006 represented a $101.8 million increase as compared to receivables of $163.3 million at December 31, 2005 due primarily to higher sales in the second quarter of 2006 as compared to fourth quarter of 2005.

Inventories increased $23.4 million, up from $336.1 million at December 31, 2005 to $359.5 million at June 30, 2006.  The largest increase in inventories occurred in the Construction Materials segment resulting from planned builds of inventory levels to meet projected sales demand, which offset reductions in inventories in the Industrial Components segment.

Property, plant and equipment, net, increased by $20.4 million from $432.7 million at December 31, 2005 to $453.2 million at June 30, 2006 primarily as a result of increased capital spending primarily in the Construction Materials segment related to the construction of new production facilities.

Accounts payable of $160.8 million at June 30, 2006 were $33.1 million higher than accounts payable at December 31, 2005 of $127.7 million primarily related to increased production activity in the Construction Materials and Industrial Components segments.

Liquidity and Capital Resources

Sources and Uses of Cash

In thousands	2006	2005*
Net cash provided by operating activities	$55,745	$19,831
Net cash used in investing activities	(46,918)	(46,137)
Net cash (used in) provided by financing activities	(15,087)	41,854
Net cash used in discontinued operations	(1,304)	(3,583)
Effect of exchange rate changes on cash	(908)	(86)
Change in cash and cash equivalents	$(8,472)	$11,879

*2005 figures have been revised to exclude discontinued operations

Net cash provided by continuing operations of $55.7 million for the six months ended June 30, 2006 compared favorably to net cash provided for the six months ended June 30, 2005 of $19.8 million.  Increased operating income and a reduction in cash used to fund working capital levels were the primary contributors to the improvement.

Cash used in investing activities was $46.9 million in the first half of 2006 compared to $46.1 million in 2005.  Capital expenditures of $50.9 million in the first six months of this year were consistent with capital expenditures of $50.7 million in the first half of 2005.

Cash used in financing activities was $15.1 million in the six months ended June 30, 2006 compared to cash provided of $41.9 million in the first six months of 2005, reflecting decreased short term borrowings required to fund working capital and operating needs. Financing cash flows in 2005 included the use of $16.4 million to purchase 241,600 shares of common stock.

Debt Instruments, Guarantees and Covenants

The following table quantifies certain contractual cash obligations and commercial commitments at June 30, 2006:

In thousands	Total	2006	2007	2008	2009	2010	Thereafter
Short-term credit lines and long-term debt	$324,472	$42,455	$151,311	$113,457	$-	$-	$17,249
Interest on long-term debt (1)	46,395	10,055	9,521	4,142	1,515	1,521	19,641
Noncancellable operating leases	82,955	8,506	15,152	12,249	9,020	7,533	30,495
Purchase obligations	15,420	15,420	-	-	-	-	-
Total Commitments	$469,242	$76,436	$175,984	$129,848	$10,535	$9,054	$67,385

(1) Future expected interest payments are calculated based on the stated rate for fixed rate debt and the effective interest rate as of June 30, 2006 for variable rate debt.

The above table does not include $108.6 million of other long-term liabilities.  Other long-term liabilities consist primarily of pension, post-retirement medical benefits, deferred income tax and warranty obligations.  Due to factors such as return on plan assets, disbursements, contributions, and timing of warranty claims, it is not estimable when these will become due.

The Company has entered into long-term purchase agreements expiring December 31, 2006 for certain key raw materials.  Commitments are variable based on changes in commodity price indices. Based on prices at June 30, 2006, commitments under these agreements total approximately $15.4 million.

Carlisle maintains a $300.0 million revolving credit facility, of which $296.5 million was available at June 30, 2006.  The Company also maintains a $150.0 million receivables securitization facility and a $55.0 million uncommitted line of credit, of which $17.0 million and $49.5 million, respectively, was available as of June 30, 2006.

At June 30, 2006, letters of credit amounting to $47.2 million were outstanding, primarily to provide security under insurance arrangements and certain borrowings.

The Company has financial guarantee lines in place for certain of its operations in Asia and Europe to facilitate working capital needs, customer performance and payment and warranty obligations.  At June 30, 2006, the Company had issued guarantees of $12.9 million, of which $7.3 million represents amounts recorded in current liabilities or Other long-term liabilities.

During 2005, the Company sold certain assets and liabilities of its discontinued automotive components business which was part of a series of sales. The transaction included the assumption of certain real estate and equipment leases by the buyer for which the Company has guaranteed.  The leases guaranteed by the Company expire in 2007 through 2011 and have total minimum lease payments of $2.7 million as of June 30, 2006.

Under the Company’s various debt and credit facilities, the Company is required to meet various restrictive covenants and limitations, including certain net worth, cash flow ratios and limits on outstanding debt balances held by certain subsidiaries (“subsidiary debt limit”). At December 31, 2005, the Company’s subsidiary debt was in excess of the stated limit. On March 2, 2006, the lender amended certain debt agreements to increase the Company’s subsidiary debt limit effective for the period beginning December 23, 2005 up to December 31, 2006.  As a result of those amendments to the debt agreements, the Company was in compliance with all covenants and limitations in 2006 and 2005.

Backlog

Backlog from continuing operations at June 30, 2006 of $269.9 million was below the backlog of $295.4 million at March 31, 2006 and slightly higher than the backlog of $261.3 million at June 30, 2005.  Increased backlog for the Construction Materials segment was more than offset by decreased backlog in the Industrial Components segment reflecting the seasonality of the lawn and garden market served by the businesses of Industrial Components.

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

Discontinued Operations and Assets Held for Sale

In the fourth quarter 2005, the Company announced it was exiting the businesses of Carlisle Systems & Equipment which include Carlisle Process Systems and the Walker Group.  On April 10, 2006, Carlisle announced it had signed a definitive agreement to sell Carlisle Process Systems to Tetra Pak, a division of the Tetra Laval Group, a private industrial group headquartered in Switzerland.  The sale of the Carlisle Process Systems businesses is subject to regulatory approvals as well as other customary closing conditions.  The Company is actively marketing the Walker Group businesses.  The sale of Carlisle Process Systems and the Walker Group businesses are expected to be completed by December 31, 2006.

Discontinued operations also include the operations of Carlisle Engineered Products (the former Automotive Components segment), the plastics component of Carlisle Tire & Wheel and the pottery business of Carlisle FoodService. The plastics component and pottery business were sold in the second quarter of 2005, which resulted in a $1.1 million loss.  In June 2005, the Company recorded a $13.0 million impairment charge on the fixed assets of the automotive components business. The majority of the Carlisle Engineered Products operation was sold during the second half of 2005.

The assets of these operations have met the criteria for, and have been classified as “held for sale” in accordance with SFAS 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.”  As well, results of operations for these businesses, and any gains or losses recognized from their sale, are reported as “discontinued operations” in accordance with SFAS 144.

Total assets held for sale were as follows:

	June 30,	December 31,
In thousands	2006	2005
Assets held for sale:
Carlisle Engineered Products	$716	$716
Carlisle Systems & Equipment	100,555	108,027
Total assets held for sale	$101,271	$108,743

The major classes of assets and liabilities held for sale included in the Company’s Consolidated Balance Sheets were as follows:

	June 30,	December 31,
In thousands	2006	2005
Assets held for sale:
Receivables	$24,772	$29,706
Inventories	17,568	15,782
Prepaid expenses and other current assets	14,816	20,300
Total current assets held for sale	57,156	65,788

Property, plant and equipment, net	22,508	21,936
Goodwill, net	21,331	20,322
Patents and other intangible assets, net	132	500
Notes receivable and other assets	144	197
Total non-current assets held for sale	44,115	42,955
Total assets held for sale	$101,271	$108,743

Liabilities associated with assets held for sale:
Short-tem debt, including current maturities	$18	$156
Accounts payable	36,620	33,536
Accrued expenses	6,032	7,004
Deferred revenue	986	949
Total current liabilities associated with assets held for sale	43,656	41,645

Long-term debt	2	871
Other long-term liabilities	159	99
Total non-current liabilities associated with assets held for sale	161	970
Total liabilities associated with assets held for sale	$43,817	$42,615

Net sales and Income (loss) from discontinued operations were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In thousands	2006	2005	2006	2005
Net sales:
Carlisle Engineered Products	$—	$51,671	$370	$102,993
Pottery business of Carlisle FoodService	—	108	—	245
Carlisle Systems & Equipment	50,481	54,350	101,063	108,940
Net sales for discontinued operations	$50,481	$106,129	$101,433	$212,178

Income (loss) before income taxes:
Plastic components operation of Carlisle Tire & Wheel	$—	$(56)	$—	$(381)
Carlisle Engineered Products	222	(14,142)	(443)	(16,422)
Pottery business of Carlisle FoodService	—	(1,202)	—	(1,480)
Carlisle Systems & Equipment	1,669	3,576	5,345	5,683
Income (loss) before income taxes from discontinued operations	$1,891	$(11,824)	$4,902	$(12,600)

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

Unrecognized compensation cost related to stock option awards of $2.1 million at June 30, 2006 is to be recognized over a weighted average period of 1.6 years.

Unrecognized compensation cost related to restricted stock awards of $5.2 million at June 30, 2006 is to be recognized over a weighted average period of 2.4 years.

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

International operations are exposed to translation risk when the local currency financial statements are translated into U.S. dollars.  Carlisle monitors this risk, but at June 30, 2006 had no translation risk hedges in place.  Overall, currency valuation risk is considered minimal; however, on April 27, 2006, the Company executed a currency hedge with a total notional amount of $5.9 million to hedge the fair value risk associated with fluctuations in the foreign exchange rate on the final settlement amount due related to the July 2005 acquisition of the heavy-duty brake lining and brake shoe assets of Zhejiang Kete. As well, on June 5, 2006, the Company executed an extension through July 7, 2006 of a currency hedge executed on July 21, 2005 with a total notional amount of $3.8 million to hedge the Company’s fair value risk associated with fluctuations in the foreign exchange rate on certain receivables denominated in Euros. The fair value position of these contracts as of June 30, 2006, was not material.  Less than 11% of the Company’s revenues from continuing operations for the six months ended June 30, 2006 are in currencies other than the U.S. dollar.

From time to time the Company may manage its interest rate exposure through the use of interest rate swaps to reduce volatility of cash flows, impact on earnings and to lower its cost of capital.  On June 15, 2005, the Company entered into treasury lock contracts with a notional amount of $150.0 million to hedge the cash flow variability on forecasted debt interest payments associated with changes in interest rates.  These contracts have been designated as cash flow hedges and were deemed effective at the origination date and as of June 30, 2006.  The valuation of these contracts resulted in an asset of $8.1 million as of June 30, 2006, which has also been reflected in Other comprehensive income on the Company’s Consolidated Balance Sheet.

In April 2005, the Company terminated certain interest rate swaps entered into during 2003 with a notional amount of $75.0 million that hedged the market risk associated with the Company’s fixed rate debt. The termination of those contracts, which were designated as fair value hedges, resulted in a loss of $1.4 million, which will be amortized to interest expense until January 2007, the original termination date of the swap.  At June 30, 2006, the Company had a remaining unamortized loss of $0.5 million reflected in long-term debt.

In December 2001, the Company entered into a $150.0 million notional amount interest rate swap, which was designated as a fair value hedge, to hedge a portion of the exposure associated with its fixed rate debt.  This fair value hedge was deemed effective at the origination date. On July 16, 2002, the Company terminated $50.0 million notional amount of this fair value hedge resulting in a gain of $1.6 million, which is amortized to reduce interest expense until January 2007, the original termination date of the swap. On September 19, 2002, the Company terminated the remaining $100.0 million notional amount on the fair value hedge resulting in a gain of $7.3 million, which is amortized to reduce interest expense until January 2007. At June 30, 2006, the Company had a remaining unamortized gain of $1.0 million reflected in long-term debt.  There were no interest rate swaps in place as of June 30, 2006.

The Company’s operations use certain commodities such as plastics, carbon black, synthetic and natural rubber and steel.  As such, the Company’s cost of operations is subject to fluctuations as the markets for these commodities change.  The Company monitors these risks, but currently has no derivative contracts in place to hedge these risks.

Item 4. Controls and Procedures

(a) Under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation and as of June 30, 2006, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective.

(b) There were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 4                 Submission of Matters to a Vote of Security Holders

(a)          The Company’s 2006 Annual Meeting of Shareholders was held on April 20, 2006.

(b)         At the 2006 Annual Meeting of Shareholders, the election of four directors were approved as follows:

Director	For	Against	Withheld	Non-Vote
Paul J. Choquette, Jr.	32,708,735	—	645,332	—
Stephen P. Munn	32,770,567	—	583,500	—
Lawrence A. Sala	33,059,888	—	294,178	—
Magalen C. Webert	33,054,060	—	300,006	—

Item 6.                Exhibits

(10)                                                    Amendment No. 2, dated as of May 26, 2006, to the Rights Agreement, dated as of February 8, 1989, between  Carlisle Companies Incorporated and Computershare Investor Services, LLP (formerly Harris Trust and Savings Bank) as Rights Agent, and incorporated herein by reference.

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

Date: August 8, 2006
	By:	/s/ Carol P. Lowe
Name: Carol P. Lowe
Title: Vice President and Chief Financial Officer