Form 10-Q
period 2006-09-30
CARLISLE COMPANIES INC
filed 2006-11-07
CIK 790051

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

Shares of common stock outstanding at November 1, 2006: 30,847,406

Carlisle Companies Incorporated

Consolidated Statements of Earnings and Comprehensive Income
For the Three and Nine Months ended September 30, 2006 and 2005
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months ended September 30,
	2006	2005*	2006	2005*
Net Sales	$648,446	$545,389	$1,960,990	$1,673,522

Cost and expenses:
Cost of goods sold	519,102	439,804	1,557,591	1,336,850
Selling and administrative expenses	59,559	51,346	180,622	161,357
Research and development expenses	3,726	3,874	11,311	11,607
Other income, net	(3,448)	(2,518)	(5,708)	(1,753)
Earnings before interest and income taxes	69,507	52,883	217,174	165,461
Interest expense, net	5,308	4,271	14,927	12,309
Earnings before income taxes	64,199	48,612	202,247	153,152
Income tax expense	20,819	12,586	64,590	46,156
Income from continuing operations	43,380	36,026	137,657	106,996

Discontinued operations:
Loss from discontinued operations before income taxes	(6,778)	(24,216)	(2,752)	(37,243)
Income tax benefit	(1,946)	(7,893)	(865)	(12,884)
Loss from discontinued operations	(4,832)	(16,323)	(1,887)	(24,359)
Net Income	38,548	19,703	135,770	82,637

Other comprehensive income (loss)
Foreign currency translation, net of tax	22	382	7,054	(11,595)
Minimum pension liability, net of tax	—	(799)	—	(799)
Gain (loss) on hedging activities, net of tax	(1,942)	3,665	2,891	36
Other comprehensive income (loss)	(1,920)	3,248	9,945	(12,358)
Comprehensive income	$36,628	$22,951	$145,715	$70,279

Earnings per share - basic
Income from continuing operations	$1.41	$1.18	$4.50	$3.47
Loss from discontinued operations	(0.15)	(0.54)	(0.06)	(0.79)
Earnings per share - basic	$1.26	$0.64	$4.44	$2.68

Earnings per share - diluted
Income from continuing operations	$1.39	$1.17	$4.43	$3.43
Loss from discontinued operations	(0.15)	(0.53)	(0.06)	(0.78)
Earnings per share - diluted	$1.24	$0.64	$4.37	$2.65

Weighted average common shares outstanding
Basic	30,679	30,593	30,589	30,836
Effect of dilutive stock options and restricted stock	422	302	498	357
Diluted	31,101	30,895	31,087	31,193

Dividends declared and paid per share	$0.270	$0.250	$0.770	$0.710

* 2005 figures have been revised to reflect discontinued operations.  See notes 2 and 6.

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

Carlisle Companies Incorporated

Consolidated Balance Sheets
September 30, 2006 and December 31, 2005
(In thousands, except per share and share amounts)

	September 30, 2006	December 31, 2005*
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$44,717	$38,745
Trade receivables, less allowance of $9,704 in 2006 and $11,373 in 2005	396,867	162,959
Inventories	366,120	334,711
Deferred income taxes	34,553	35,172
Prepaid expenses and other current assets	29,608	21,946
Current assets held for sale	57,373	67,639
Total current assets	929,238	661,172

Property, plant and equipment, net of accumulated depreciation of $487,311 in 2006 and $456,111 in 2005	457,561	431,996

Other assets:
Goodwill, net	317,551	323,588
Patents and other intangible assets, net	13,382	7,619
Investments and advances to affiliates	92,854	86,611
Notes receivable and other assets	6,025	5,826
Non-current assets held for sale	44,467	46,445
Total other assets	474,279	470,089

TOTAL ASSETS	$1,861,078	$1,563,257

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt, including current maturities	$177,699	$57,993
Accounts payable	157,571	127,558
Accrued expenses	135,615	133,494
Deferred revenue	13,091	11,863
Current liabilities associated with assets held for sale	46,887	41,803
Total current liabilities	530,863	372,711

Long-term liabilities:
Long-term debt	275,261	282,426
Deferred revenue	79,624	73,872
Other long-term liabilities	98,177	103,039
Non-current liabilities associated with assets held for sale	2,258	970
Total long-term liabilities	455,320	460,307

Shareholders’ equity:
Preferred stock, $1 par value. Authorized and unissued 5,000,000 shares	—	—
Common stock, $1 par value. Authorized 100,000,000 shares; 39,330,624 shares issued; 30,705,056 outstanding in 2006 and 30,357,476 in 2005	39,331	39,331
Additional paid-in capital	69,598	53,081
Unearned compensation - includes restricted shares of 142,350 in 2006 and 108,960 in 2005	(4,282)	(3,420)
Cost of shares in treasury - 8,483,218 shares in 2006 and 8,864,188 shares in 2005	(166,529)	(173,493)
Accumulated other comprehensive income	12,762	2,815
Retained earnings	924,015	811,925
Total shareholders’ equity	874,895	730,239

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,861,078	$1,563,257

* 2005 figures have been revised to reflect discontinued operations.  See notes 2 and 6.

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

Carlisle Companies Incorporated

Consolidated Statements of Cash Flows
For the Nine Months ended September 30, 2006 and 2005
(Dollars in thousands)

	September 30,
	2006	2005*
Operating activities
Net income	$135,770	$82,637
Reconciliation of net income to cash flows from operating activities:
Depreciation	41,563	41,545
Amortization	2,136	952
Non-cash compensation	5,478	1,529
Excess tax benefits from share based compensation	(4,141)	—
Earnings in equity investments	(1,957)	(389)
Loss on investments, property and equipment, net	8,149	30,815
Deferred taxes	2,197	3,869
Foreign exchange loss	—	1,634
Changes in assets and liabilities, excluding effects of acquisitions and divestitures:
Current and long-term receivables	(87,630)	(2,108)
Receivables under securitization program	(137,900)	2,900
Inventories	(31,221)	(26,132)
Accounts payable and accrued expenses	40,708	(24,187)
Income taxes	(11,658)	3,808
Long-term liabilities	5,447	3,636
Other operating activities	(1,170)	(1,797)
Net cash (used in) provided by operating activities	(34,229)	118,712
Investing activities
Capital expenditures	(72,871)	(81,130)
Acquisitions, net of cash	(1,875)	(28,339)
Proceeds from investments, property and equipment	3,993	18,676
Other investing activities	1,188	967
Net cash used in investing activities	(69,565)	(89,826)
Financing activities
Net change in short-term borrowings and revolving credit lines	(30,681)	83,015
Proceeds from long-term debt and industrial development and revenue bonds	148,875	—
Reductions of long-term debt and industrial development and revenue bonds	(6,285)	(1,762)
Dividends	(23,680)	(21,954)
Proceeds from hedging activities	5,643	—
Excess tax benefits from share based compensation	4,141
Treasury shares and stock options, net	13,279	(31,530)
Other financing activities	(1,238)	1,486
Net cash provided by financing activities	110,054	29,255
Effect of exchange rate changes on cash	(288)	(528)
Change in cash and cash equivalents	5,972	57,613
Cash and cash equivalents
Beginning of period	38,745	25,018
End of period	$44,717	$82,631

* 2005 has been revised to combine cash flows of discontinued operations.  See Notes 2 and 6.

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

Notes to Unaudited Consolidated Financial Statements
Three and Nine Months Ended September 30, 2006 and 2005

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Carlisle Companies Incorporated and its wholly-owned subsidiaries (together, the “Company”).  Intercompany transactions and balances have been eliminated in consolidation. The unaudited consolidated financial statements have been prepared in accordance with Article 10-01 of Regulation S-X of the Securities and Exchange Commission and, as such, do not include all information required by generally accepted accounting principles for annual financial statements. However, in the opinion of the Company, these financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial statements for the interim periods presented herein.  Results of operations for the three and nine months ended September 30, 2006, are not necessarily indicative of the operating results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company’s 2005 Form 10-K.

(2) Reclassifications and Restatements

Certain reclassifications have been made to the three and nine months ending September 30, 2005 information to conform to the current year’s presentation.

Consolidated Balance Sheets have been restated to reflect discontinued operations.

Consolidated Statements of Earnings and Comprehensive Income have been restated to reflect the effects of discontinued operations.  Segment information presented in note 14 has also been restated from prior year’s September 30, 2005 presentation to reflect the Company’s current segment reporting structure, discontinued operations and assets held for sale.  See notes 6 and 14 for additional detail regarding discontinued operations and the Company’s segment reporting structure, respectively.

Consolidated Statements of Cash Flows combine cash flows from discontinued operations with cash flows from continuing operations within each cash flow statement category, which at September 30, 2005 were reported on a combined basis as a single amount.

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

In January 2006, the Company adopted SFAS No. 153 (“SFAS 153”), Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29.  SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  Adoption of this standard had no material impact on the Company’s statement of earnings or financial position.

In January 2006, the Company adopted SFAS No. 154 (“SFAS 154”), Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle.  This statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Retrospective application is defined by the statement as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity.  This statement also requires that a change in the depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle.  Adoption of this standard had no material impact on the Company’s statement of earnings or financial position.

New accounting standards

In February 2006, FASB issued SFAS No. 155 (“SFAS 155”), Accounting for Certain Hybrid Financial Instruments an amendment of FASB Statement No. 133 and 140.  SFAS 155 permits hybrid financial instruments that have embedded derivatives to be valued as a whole, eliminating the need to bifurcate the derivative from its host, as previously required under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedge Accounting (“SFAS 133”). SFAS 155 also amends SFAS 133 by establishing a requirement to evaluate interests in securitized financial assets to determine whether they are free standing derivatives or whether they contain embedded derivatives that require bifurcation. SFAS 155 is effective for all hybrid financial instruments acquired or issued by the Company on or after January 1, 2007.  Adoption of SFAS 155 is not expected to have a material effect on the Company’s statement of earnings or financial position.

In June 2006, the FASB issued FIN No. 48 Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.  This interpretation clarifies the accounting and financial statement reporting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return.  The interpretation is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by the Company as of January 1, 2007.  The Company has not yet completed its analysis of the effects of this interpretation.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), Fair Value Measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  It will be effective for fiscal years beginning after November 15, 2007.  Adoption of SFAS 157 is not expected to have a material effect on the Company’s statement of earnings or financial position.

In September 2006, the FASB issued SFAS No. 158 (“SFAS 158”), Employers Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).  SFAS 158 requires a Company to recognize the overfunded or underfunded status of its defined benefit postretirement plans (other than a multiemployer plans), measured as of the Company’s year end, as assets or liabilities in its statement of financial position and to recognize changes in that funded status, net of tax, in the year in which the changes occur through comprehensive income.  This Statement will require that the projected benefit obligation be used to measure unfunded liabilities instead of the accumulated benefit obligation for defined benefit plans.  Also, companies will be required to measure the unfunded liability for retiree medical plans using the accumulated postretirement benefit obligation while in the past there were no minimum liability requirements.  This Statement is effective for all fiscal years ending after December 15, 2006 and is required to be adopted by the Company in its year end financial statements. Adoption of SFAS 158 is expected to reduce the Company’s accumulated other comprehensive income by approximately $3.5 million and result in additional pension liabilities of approximately $5.7 million and a change in deferred taxes of approximately $2.2 million.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”).  SAB 108 expresses the staff’s views regarding the process of quantifying financial statement misstatements.  Based on SAB 108, prior year misstatements should be considered in quantifying misstatements in current year financial statements.  SAB 108 provides approaches to be used to quantify any misstatements.  It will be effective for fiscal years beginning after November 15, 2006.  Adoption of SAB 108 is not expected to have a material effect on the Company’s statement of earnings or financial position.

(4) Employee Stock-Based Compensation Arrangements

Stock Options

The Company adopted SFAS 123(R) as of January 1, 2006, and as such, accounts for awards of stock-based compensation based on the fair-value method.  Compensation expense related to the adoption of SFAS 123(R) and stock options granted resulted in expense of $0.6 million pre-tax, or $0.4 million after-tax ($0.01 per share, basic and diluted) for the three months ended September 30, 2006 and $3.0 million pre-tax, or $2.1 million after-tax ($0.07 per share, basic and diluted) for the nine months ended September 30, 2006.

Under SFAS 123(R), excess income tax benefits related to share-based compensation expense that must be recognized directly in equity are considered financing rather than operating cash flow activities.  The amount of financing cash flows for these benefits was $4.1 million for the nine months ended September 30, 2006.

Compensation cost for stock options granted during the nine months ended September 30, 2006, was estimated using the Black-Scholes model with the following assumptions:

2006
Expected dividend yield	1.4%
Expected life in years	5.65
Expected volatility	25.7%
Risk-free interest rate	4.6% - 5.0%
Weighted average fair value	$19.27

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

Stock options generally vest one-third upon grant and one-third upon each subsequent anniversary of the grant date.  Compensation expense for stock options is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award.  Unrecognized compensation cost related to stock options of $1.5 million at September 30, 2006 is to be recognized over a weighted- average period of 1.3 years.

The following table summarizes the stock option activity for the nine months ended September 30, 2006.

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value
	(In Thousands)			(In Thousands)

Outstanding At January 1, 2006	1,149	$48.23
Granted	189	$68.99
Exercised	(343)	$40.71
Forfeited	(5)	$55.40

Outstanding at September 30, 2006	990	$54.73	6.49	$28,821

Exercisable at September 30, 2006	842	$52.35	5.97	$26,489

The total intrinsic value of options exercised during the nine months ended September 30, 2006 was $13.3 million.

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

In thousands (except per share data)	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net Income, as reported	$19,703	$82,637
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(790)	(2,376)
Proforma net income	$18,913	$80,261

Basic EPS (as reported)	$0.64	$2.68
Basic EPS (proforma)	$0.62	$2.60

Diluted EPS (as reported)	$0.64	$2.65
Diluted EPS (proforma)	$0.61	$2.57

The pro forma effect includes only the vested portion of options granted in and after 1995.  Compensation cost was estimated using the Black-Scholes model with the following assumptions:

2005
Expected dividend yield	1.4%
Expected life in years	7
Expected volatility	28.2%
Risk-free interest rate	4.0%
Weighted average fair value	$20.72

Restricted Stock

Compensation expense is recognized over the vesting period based on the closing stock prices on the grant date of the restricted stock.  As compensation expense is recognized, additional paid-in capital is increased in shareholders’ equity.  The restricted stock receives the same dividend as common shares outstanding.

Restricted shares awarded are generally released to the recipient after a period of three years.  The following table summarizes the restricted share activity for the nine months ended September 30, 2006.

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Nonvested at January 1, 2006	109	$60.19
Granted	48	69.61
Forfeited	(5)	65.42
Vested	(10)	47.13

Nonvested at September 30, 2006	142	$64.04

Compensation expense related to restricted stock awards of $1.0 million and $2.5 million was recognized for the three and nine months ended September 30, 2006, respectively, and $0.4 million and $1.5 million for the three and nine months ended September 30, 2005, respectively.

Unrecognized compensation cost related to restricted stock awards of $4.3 million at September 30, 2006 is to be recognized over a weighted-average period of 2.2 years.

(5) Acquisitions

In July 2005, the Company acquired the heavy-duty brake lining and brake shoe assets of Zhejiang Kete (“Kete”) located in Hangzhou, China, for approximately $34.2 million, resulting in goodwill of $26.5 million and identified intangible assets of $2.5 million, with a weighted-average life of 5.1 years.  Identified intangible assets consist primarily of customer relationships and distribution agreements valued at $1.5 million with a weighted-average life of 5 years, formulas valued at $0.7 million with a weighted-average life of 5.2 years, and other intangible assets valued at $0.3 million with a weighted-average life of 5 years.  Operating results for this operation since the acquisition date are included in the Specialty Products segment.  The goodwill from this acquisition is not deductible for tax purposes.

On October 7, 2005, the Company acquired the off-highway brake assets of ArvinMeritor, Inc. for approximately $39.0 million.  Operating results for this operation since the acquisition date are included in the Specialty Products segment. The acquisition includes manufacturing assets and inventory from the ArvinMeritor facilities in York, SC; Lexington, KY and Cwmbran, South Wales, U.K, which have been subsequently transferred to the Company’s off-highway braking systems and specialty friction operations.  Although the Company is continuing to evaluate the purchase price allocation, an initial allocation resulted in goodwill of approximately $22.5 million and identified intangible assets of $5.2 million with a weighted-average life of 6.2 years.  Identified intangible assets consist primarily of customer relationships valued at $4.3 million, with a weighted-average life of 6 years, and patents valued at $0.9 million with a weighted-average life of 7.3 years.  The goodwill from this acquisition is deductible for tax purposes.

(6) Discontinued Operations and Assets Held for Sale

In the fourth quarter 2005, the Company announced it was exiting the businesses of Carlisle Systems & Equipment which include Carlisle Process Systems and the Walker Group.  On April 10, 2006, Carlisle announced it had signed a definitive agreement to sell Carlisle Process Systems to Tetra Pak, a division of the Tetra Laval Group, a private industrial group headquartered in Switzerland.  The sale of the Carlisle Process Systems businesses is subject to regulatory approvals as well as other customary closing conditions and is expected to be completed by December 31, 2006.  On October 10, 2006, the Company announced the sale of the Walker Group.  The Company is in the process of determining its gain on the sale of this business, which will be recognized in the fourth quarter of 2006.  The Company also plans to exit the giftware business of Carlisle FoodService.  The sale of the giftware business is expected to be completed by September 30, 2007.

Discontinued operations also include the operations of Carlisle Engineered Products (the former Automotive Components segment), the plastics component of Carlisle Tire & Wheel and the pottery business of Carlisle FoodService. The plastics component and pottery business were sold in the second quarter of 2005, which resulted in a $1.1 million loss.

In the third quarter of 2005, the Company completed the sales of certain assets and liabilities of the Automotive Components segment, which resulted in loss of $16.4 million.  Not included in these transactions were certain assets of two small manufacturing facilities as well as certain trade receivables, which included amounts due from Delphi Corporation.  On October 8, 2005, Delphi Corporation filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code.  Included in the results for the third quarter of 2005 were impairment charges totaling $8.2 million reflecting a reserve against the retained receivables owing from Delphi and reserves for losses associated with the liquidation of the remaining assets.  The Company had previously recorded a $13.0 million impairment charge against the fixed assets of this business in the second quarter of 2005.

The assets of these operations have met the criteria for, and have been classified as “held for sale” in accordance with SFAS 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.”  In addition, results of operations for these businesses, and any gains or losses recognized from their sale, are reported as “discontinued operations” in accordance with SFAS 144.

Total assets held for sale were as follows:

In thousands	September 30, 2006	December 31, 2005
Assets held for sale:
Carlisle Engineered Products	$716	$716
Carlisle Systems & Equipment	99,571	108,027
Giftware business of Carlisle FoodService	1,553	5,341
Total assets held for sale	$101,840	$114,084

The major classes of assets and liabilities held for sale included in the Company’s Consolidated Balance Sheets were as follows:

In thousands	September 30, 2006	December 31, 2005
Assets held for sale:
Receivables	$23,635	$30,024
Inventories	18,114	17,161
Prepaid expenses and other current assets	15,624	20,454
Total current assets held for sale	57,373	67,639

Property, plant and equipment, net	22,260	22,689
Goodwill, net	21,594	20,322
Patents and other intangible assets, net	69	566
Investments and advances to affiliates	400	2,672
Notes receivable and other assets	144	196
Total non-current assets held for sale	44,467	46,445
Total assets held for sale	$101,840	$114,084

In thousands	September 30, 2006	December 31, 2005
Liabilities associated with assets held for sale:
Short-tem debt, including current maturities	$5	$156
Accounts payable	39,017	33,676
Accrued expenses	6,926	7,022
Deferred revenue	939	949
Total current liabilities associated with assets held for sale	46,887	41,803

Long-term debt	—	871
Other long-term liabilities	2,258	99
Total non-current liabilities associated with assets held for sale	2,258	970
Total liabilities associated with assets held for sale	$49,145	$42,773

Net sales and income (loss) before income taxes from discontinued operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2006	2005	2006	2005
Net sales:
Carlisle Engineered Products	$—	$14,809	$370	$117,802
Pottery business of Carlisle FoodService	—	—	—	245
Giftware business of Carlisle FoodService	671	663	1,936	1,864
Carlisle Systems & Equipment	51,949	55,068	153,012	164,009
Net sales for discontinued operations	$52,620	$70,540	$155,318	$283,920

Income (loss) before income taxes:
Plastic components operation of Carlisle Tire & Wheel	$—	$(33)	$—	$(413)
Carlisle Engineered Products	(3,745)	(27,752)	(4,188)	(44,174)
Pottery business of Carlisle FoodService	—	—	—	(1,481)
Giftware business of Carlisle FoodService	(3,451)	(209)	(4,327)	(637)
Carlisle Systems & Equipment	418	3,778	5,763	9,462
Loss before income taxes from discontinued operations	$(6,778)	$(24,216)	$(2,752)	$(37,243)

Results for the three and nine months ended September 30 for Carlisle Engineered Products primarily reflect certain lease obligations recorded as a result of the bankruptcy filing of the purchaser of this business.  Refer to footnote 12 for more details.  Results for the three and nine months ended September 30, 2006 for the Giftware business reflect the write-down of assets held for sale.

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

The components of inventories are as follows:

In thousands	September 30, 2006	December 31, 2005
FIFO (approximates current costs):
Finished goods	$261,932	$236,097
Work-in-process	36,481	31,486
Raw materials	134,858	113,487
Reserves and variances - net	(5,932)	8,827
	427,339	389,897
Excess FIFO cost over LIFO value	(43,106)	(38,025)
Inventories associated with assets held for sale	(18,113)	(17,161)
Inventories	$366,120	$334,711

(8) Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2006 are as follows:

In thousands	Industrial Components	Construction Materials	General Industry	Specialty Products	Total
Balance as of January 1, 2006	$155,244	$32,112	$79,544	$56,688	$323,588
Purchase accounting adjustments	—	—	—	(6,593)	(6,593)
Currency translation	94	444	—	18	556
Balance as of September 30, 2006	$155,338	$32,556	$79,544	$50,113	$317,551

The Company’s other intangible assets as of September 30, 2006, are as follows:

In thousands	Acquired Cost	Accumulated Amortization	Net Book Value
Assets subject to amortization
Patents	$9,833	$(7,959)	$1,874
Software licenses	1,800	(1,307)	493
Customer Relationships	6,828	(1,298)	5,530
Other	11,926	(10,441)	1,485
Assets not subject to amortization
Trademarks	4,000	—	4,000
	$34,387	$(21,005)	$13,382

Estimated amortization expense over the next five years is as follows: $0.5 million remaining in 2006, $2.1 million in 2007, $2.0 million in 2008, $1.6 million in 2009 and $1.5 million in 2010.

(9) Retirement Plans and Other Postretirement Benefits

Components of net periodic benefit cost are as follows:

	Pension Benefits				Post-retirement Medical
	Three Months Ended September 30,		Nine months ended Septembet 30,		Three Months Ended September 30,		Nine months ended Septembet 30,
In thousands	2006	2005	2006	2005	2006	2005	2006	2005
Service costs	$1,404	$1,622	$4,212	$4,865	$—	$1	$1	$2
Interest cost	2,357	2,382	7,072	7,145	89	171	396	512
Expected return on plan assets	(2,464)	(2,587)	(7,392)	(7,762)	—	—	—	—
Amortization of :
Net actuarial loss	383	93	1,149	278	35	36	159	110
Prior service costs	(47)	(56)	(142)	(168)	—	—	—	—
Unrecognized net obligation	—	—	—	—	55	55	165	165
Curtailment income	—	(942)	—	(942)	—	—	(5,654)	—
Net periodic benefit costs	$1,633	$512	$4,899	$3,416	$179	$263	$(4,933)	$789

The Company previously disclosed in its financial statements for the year ended December 31, 2005, that it expected to contribute $12.6 million to its pension plans in 2006.  The Company subsequently revised this estimate to $13.3 million. As of September 30, 2006, the Company has contributed $10.5 million to the plans and additional contributions of $2.8 million are expected for the remainder of 2006. The increase in contributions from the previous estimate allowed the Company to reduce its variable PBGC premiums.

The Company maintains defined contribution plans to which it has contributed $6.6 million during the nine months ended September 30, 2006.  Full year contributions are expected to approximate $8.7 million.

(10) Other Long-Term Liabilities

The components of other long-term liabilities are as follows:

	September 30,	December 31,
In thousands	2006	2005
Pension and other post-retirement obligations	$38,010	$47,714
Deferred taxes	53,730	49,754
Long-term warranty obligations	2,253	2,535
Other	6,440	3,135
Non-current liabilities associated with assets held for sale	(2,256)	(99)
Other long-term liabilities	$98,177	$103,039

(11) Borrowings

On August 18, 2006, the Company issued $150 million in ten-year notes at an interest rate of 6.125% in anticipation of the Company’s 7.25% $150 million notes maturing January 15, 2007. The net proceeds of the August 2006 notes were used in the interim period to repay all amounts outstanding under the Company’s uncommitted line of credit, to reduce the trade accounts receivable sold under the Company’s receivables facility, and for general corporate purposes.

The $150 million notes that mature on January 15, 2007, are included in Short-term debt.

(12) Commitments and Contingencies

For its continuing and discontinued operations, the Company is obligated under various noncancelable operating leases for certain facilities and equipment.  Future minimum payments under its various noncancelable operating leases in each of the next five years are approximately $4.1 million in 2006, $15.5 million in 2007, $12.2 million in 2008, $8.9 million in 2009, $7.4 million in 2010 and $30.5 million thereafter.

At September 30, 2006, letters of credit amounting to $48.4 million were outstanding, primarily to provide security under insurance arrangements and certain borrowings.

The Company has financial guarantee lines in place for certain of its operations in Asia and Europe to facilitate working capital needs, customer performance and payment and warranty obligations.  At September 30, 2006, the Company had issued guarantees of $10.7 million, of which $1.4 million represents amounts recorded in current liabilities or other long-term liabilities.  The fair value of these guarantees is estimated to equal the amount of the guarantees at September 30, 2006, due to their short-term nature.

During 2005, the Company sold certain assets and liabilities of its discontinued automotive components business which was part of a series of sales. At the time of the sale, the discontinued automotive components business was party to several lease contracts. As part of the sale, however, the Company was not released from its obligations under these contracts. In September 2006, the buyer filed bankruptcy and as a result, at September 30, 2006, the Company has recorded a liability of $3.5 million reflecting the obligation under these lease contracts. The expense associated with this liability is reflected in discontinued operations.  Further, the buyer also assumed certain real estate leases for which the Company has provided guarantees. However, these facilities were not included in the bankruptcy filing and continue to be utilized by the purchaser. The leases guaranteed by the Company expire in 2007 and 2011 and have total minimum lease payments of $2.6 million as of September 30, 2006. The Company believes that the purchaser will fulfill all obligations required by those lease agreements.

The Company offers various warranty programs on its installed roofing systems, braking products, truck trailers, refrigerated truck bodies, and cheese making equipment.  The change in the Company’s aggregate product warranty liabilities for the period ended September 30 is as follows:

In thousands	2006	2005
Beginning reserve at December 31	$7,939	$8,517
Current year provision	7,802	9,663
Current year claims	(8,034)	(9,490)
Ending reserve at September 30	$7,707	$8,690

The amount of extended product warranty revenues recognized was $3.7 million and $10.5 million for the three and nine months ended September 30, 2006, respectively, and $3.6 million and  $10.3 million for the three and nine months ended September 30, 2005.

The Company has entered into long-term purchase agreements expiring December 31, 2006 for certain key raw materials.  Commitments are variable based on changes in commodity price indices. Based on prices at September 30, 2006, commitments under these agreements total approximately $9.4 million.

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

The Company may be involved in various legal actions from time to time arising in the normal course of business. In the opinion of management, the ultimate outcome of such actions will not have a material adverse effect on the consolidated financial position of the Company, but may have a material impact on the Company’s results of operations for a particular period. As a result of the favorable resolution of certain legal actions, the Company recognized gains, net of legal fees, of $7.1 million for the nine months ended September 30, 2006, and $3.6 million for the nine months ended September 30, 2005 that were included in Other (income) expense, net.  In addition, the Company recognized in Other (income) expense, net, a charge of $2.5 million relating to an arbitration proceeding concerning the termination of a supply agreement for the nine months ended September 30, 2006.

(13) Derivative Instruments and Hedging Activities

The Company is exposed to the impact of changes in interest rates and market values of its debt instruments, changes in raw material prices and foreign currency fluctuations.

From time to time, the Company may manage its interest rate exposure through the use of treasury lock contracts and interest rate swaps to reduce volatility of cash flows, impact on earnings and to lower its cost of capital.  On June 15, 2005, the Company entered into treasury lock contracts with a notional amount of $150.0 million to hedge the cash flow variability on forecasted debt interest payments associated with changes in interest rates.  These contracts were designated as cash flow hedges and were deemed effective at the origination date.  On August 15, 2006, the Company terminated the treasury lock contracts resulting in a gain of $5.6 million ($3.5 million, net of tax), which will be amortized to reduce interest expense until August 2016, the term of the interest payments related to the $150.0 million in notes issued on August 18, 2006.  At September 30, 2006, the Company had a remaining unamortized gain of $5.6 million ($3.5 million, net of tax) which is reflected in accumulated other comprehensive income on the Company’s Consolidated Balance Sheet.

In April 2005, the Company terminated certain interest rate swaps entered into on April 11, 2003 with a notional amount of $75.0 million that hedged the market risk associated with the Company’s 7.25% senior notes. The termination of those contracts, which were designated as fair value hedges, resulted in a loss of $1.4 million, which will be amortized to interest expense until January 2007, the original termination date of the swap.  At September 30, 2006, the Company had a remaining unamortized loss of $0.3 million reflected in long-term debt.

In December 2001, the Company entered into a $150.0 million notional amount interest rate swap, which was designated as a fair value hedge, to hedge a portion of the exposure associated with its fixed rate debt.  This fair value hedge was deemed effective at the origination date. On July 16, 2002, the Company terminated $50.0 million notional amount of this fair value hedge resulting in a gain of $1.6 million, which is amortized to reduce interest expense until January 2007, the original termination date of the swap. On September 19, 2002, the Company terminated the remaining $100.0 million notional amount on the fair value hedge resulting in a gain of $7.3 million, which is amortized to reduce interest expense until January 2007. At September 30, 2006, the Company had a remaining unamortized gain of $0.5 million reflected in long-term debt.

On April 27, 2006, the Company executed a currency hedge with a total notional amount of $5.9 million to hedge the fair value risk associated with fluctuations in the foreign exchange rate on the final settlement amount due related to the July 2005 acquisition of the heavy-duty brake lining and brake shoe assets of Kete. On July 19, 2006 the Company terminated the fair value hedge resulting in an immaterial loss.

On August 9, 2006, the Company executed an extension through October 10, 2006 of a currency hedge executed on July 21, 2005 with a total notional amount of $2.5 million to hedge the Company’s fair value risk associated with fluctuations in the foreign exchange rate on certain receivables denominated in Euros.  The fair value position of this contract as of September 30, 2006, was not material.

(14) Segment Information

While Carlisle manages its businesses under the three operating groups, Construction Materials, Industrial Components and Diversified Components, effective for the quarter ended September 30, 2006, Carlisle will present five financial reporting segments as set forth below.  The Construction Materials and Industrial Components financial reporting segments remain unchanged.  The Diversified Components group will be represented by the Specialty Products segment which contains the braking business, the Transportation Products segment which contains the specialty trailer business, and the General Industry segment (“All Other” segment) which contains the wire and cable, foodservice and refrigerated truck bodies businesses:

•                  Construction Materials:  the “construction materials” business;

•                  Industrial Components:  the “tire and wheel” business; and the “power transmission belt” business;

•                  Specialty Products:  the “motion control systems” business;

•                  Transportation Products:  the “specialty trailer” business; and

•                  General Industry (“all other”):  the “high-performance wire and cable business”; the “refrigerated truck bodies” business; and the “foodservice products” business.

The Specialty Products, Transportation Products and General Industry segments were previously reported in one segment, the Diversified Components segment.

Sales, earnings before interest and income taxes (“EBIT”) and assets for continuing operations by reportable segment are included in the following summary:

Three Months Ended September 30,	2006		2005(2)
In thousands	Sales(1)	EBIT	Sales(1)	EBIT
Construction Materials	$311,796	$52,488	$235,142	$42,576
Industrial Components	164,092	6,772	164,480	5,128
Specialty Products	44,790	2,618	33,716	1,190
Transportation Products	45,034	7,123	40,676	6,242
General Industry	82,734	7,734	71,375	4,165
Corporate	—	(7,228)	—	(6,418)
Total	$648,446	$69,507	$545,389	$52,883

Nine Months Ended September 30,	2006			2005(2)
In thousands	Sales(1)	EBIT	Assets	Sales(1)	EBIT	Assets
Construction Materials	$832,633	$131,384	$610,415	$634,583	$96,024	$407,710
Industrial Components	602,898	51,929	567,975	595,738	49,686	526,458
Specialty Products	144,696	13,018	181,820	110,088	8,549	112,792
Transportation Products	137,626	23,556	51,147	117,362	16,286	42,018
General Industry	243,137	20,981	251,274	215,751	16,475	239,061
Corporate	—	(23,694)	96,607	—	(21,559)	119,233
Total	$1,960,990	$217,174	$1,759,238	$1,673,522	$165,461	$1,447,272

(1)   Excludes intersegment sales

(2)   2005 figures have been revised to reflect discontinued operations and to conform with the 2006 segment presentation.

For all periods presented, interest expense, which is separately disclosed on the face of the income statement, is considered a corporate expense.

A reconciliation of assets reported above to total assets as presented on the Company’s Consolidated Balance Sheets is as follows:

2006
Assets per table above	$1,759,238
Assets held for sale of discontinued operations	101,840
Total Assets per Consolidated Balance Sheets	$1,861,078

(15) Income Taxes

The Company’s effective tax rate on continuing operations of 32% for the nine months ended September 30, 2006, varies from the statutory rate within the United States of 35% due primarily to tax benefits from U.S. export sales, the deduction attributable to U.S. production activities, and earnings in foreign jurisdictions taxed at rates different from the statutory U.S. federal rate.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Carlisle Companies Incorporated (“Carlisle”, the “Company”, “we” or “our”) is a diversified manufacturing company focused on achieving profitable growth internally through new product development and product line extensions, and externally through acquisitions that complement the Company’s existing technologies, products and market channels.  While Carlisle manages and previously reported its businesses under the three operating groups, Construction Materials, Industrial Components and Diversified Components, effective as of and for the quarter ended September 30, 2006, the Company will present five financial reporting segments:

•                  Construction Materials:  the “construction materials” business;

•                  Industrial Components:  the “tire and wheel” business; and the “power transmission belt” business;

•                  Specialty Products:  the “motion control systems” business;

•                  Transportation Products:  the “specialty trailer” business; and

•                  General Industry (“all other”):  the “high-performance wire and cable business”; the “refrigerated truck bodies” business; and the “foodservice products” business.

The Construction Materials and Industrial Components financial reporting segments remain unchanged.  The Diversified Components group will be represented by the Specialty Products, Transportation Products and General Industry segments.

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

Net sales for the three months ended September 30, 2006 were $648.4 million, a $103.0 million, or 19% increase over net sales of $545.4 million for the three months ended September 30, 2005.  Organic growth (defined as the increase in net sales excluding the impact of acquisitions and divestitures within the last twelve months as well as the impact of changes in foreign exchange rates), primarily in the Construction Materials segment, and to a lesser extent, the General Industry segment, accounted for approximately $89.0 million or 86% of the improvement.  Acquisitions in the Specialty Products segment accounted for approximately $11.9 million or 12% of the improvement compared to the third quarter last year.  Income from continuing operations of $43.4 million, or $1.39 per diluted share in the third quarter of 2006 improved 20% over income from continuing operations of $36.0 million, or $1.17 per diluted share in the third quarter of 2005, reflecting improved performance across all business segments.

Net sales for the nine months ended September 30, 2006 were $1.961 billion, an increase of 17% over net sales of $1.674 billion in the first nine months of 2005.  Strong organic growth in the Construction Materials, General Industry and Transportation Products segments and acquisition growth in the Specialty Products segment were the primary contributing factors to the improvement.  Income from continuing operations for the nine months ended September 30, 2006 was $137.7 million or $4.43 per diluted share, a 29% improvement over income from continuing operations of $107.0 million, or $3.43 per diluted share in the first nine months of 2005.  All segments increased earnings as compared to the prior year, with the Construction Materials segment accounting for the majority of the improvement.

Results from continuing operations for the three and nine months ended September 30, 2006 and 2005 included the following items:

	Third Quarter						Nine Months
	Pre-tax gain (loss)		After-tax gain (loss)		Earnings Per Share		Pre-tax gain (loss)		After-tax gain (loss)		Earnings Per Share
In millions, except per share data	2006	2005	2006	2005	2006	2005	2006	2005	2006	2005	2006	2005

Consolidated
Tax benefit related to U.S. Federal tax audit	$—	$—	$—	$3.0	$—	$0.10	$—	$—	$1.1	$3.0	$0.04	$0.10
Expensing of stock options	(0.6)	—	(0.4)	—	(0.01)	—	(3.0)	—	(2.0)	—	(0.07)	—

Construction Materials
Proceeds on legal actions initiated by Carlisle	—	—	—	—	—	—	5.6	—	3.8	—	0.12	—
Asset charges	(0.6)	—	(0.4)	—	(0.01)	—	(1.8)	—	(1.2)	—	(0.04)	—
Gain on sale of property	—	—	—	—	—	—	—	1.3	—	0.9	—	0.03
Gain on insurance proceeds	—	—	—	—	—	—	—	1.3	—	0.9	—	0.03

Industrial Components
Curtailment gain on retiree medical benefits	—	—	—	—	—	—	5.6	—	3.7	—	0.12	—
Proceeds on legal actions initiated by Carlisle	—	—	—	—	—	—	1.5	3.6	1.0	2.5	0.03	0.08
Lease termination costs	—	—	—	—	—	—	(1.3)	—	(0.9)	—	(0.03)	—
Asset charges on closed facility	—	—	—	—	—	—	(1.2)	—	(0.8)	—	(0.03)	—
Gain on sale of property	0.6	—	0.4	—	0.01	—	0.6	—	0.4	—	0.01	—

General Industry
Award for arbitration proceedings concerning termination of a supply agreement	—	—	—	—	—	—	(2.5)	—	(1.7)	—	(0.05)	—
	$(0.6)	$—	$(0.4)	$3.0	$(0.01)	$0.10	$3.5	$6.2	$3.4	$7.3	$0.10	$0.24

On April 10, 2006, the Company announced the signing of a definitive agreement to sell Carlisle Process Systems to Tetra Pak, a division of the Tetra Laval Group, a private industrial group headquartered in Switzerland.  The sale is subject to regulatory approval in various jurisdictions, as well as other customary closing conditions, and is expected to close before December 31, 2006.

On October 10, 2006, the Company announced the sale of the Walker Group to Insight Equity of Southlake, Texas.

Refer to the “Discontinued Operations and Assets Held for Sale” section of Management’s Discussion and Analysis for more detail regarding these businesses.

Sales and Earnings

Consolidated Results of Continuing Operations

Net sales for the three months ended September 30, 2006 were $648.4 million, a 19% increase over net sales of $545.4 million for the three months ended September 30, 2005.  Organic growth, primarily in the Construction Materials segment, accounted for approximately $89.0 million or 86% of the increase.  Growth was primarily a result of increased sales volumes over prior year. Acquisitions within the Specialty Products segment contributed approximately $11.9 million or 12%.  The impact of changes in foreign currency rates was negligible.  Net sales of $1.961 billion for the nine months ended September 30, 2006 increased 17% over the prior year.  Organic growth in the Construction Materials, General Industry and Transportation Products segments accounted for $244.0 million or 85% of the improvement, while acquisitions contributed $36.8 million or 13% to the year-over-year growth.

Cost of goods sold of $519.1 million in the third quarter of 2006 was 18% higher than $439.8 million in the third quarter of 2005.  Cost of goods sold for the nine months ended September 30, 2006 was $1.558 billion, up 17% from $1.337 billion for the nine months ended September 30, 2005.  An increase in raw material costs, primarily driven by higher sales volumes, and to a lesser extent, higher raw material prices, was the primary contributor to the increase in the quarter and nine-month periods. Raw material costs accounted for approximately 72% of the Company’s cost of goods sold for the quarter and nine months ended September 30, 2006.

Gross margin (net sales less cost of goods sold expressed as a percent of net sales) of 20% in the third quarter of 2006 compared to gross margin of 19% in the third quarter last year.  For the nine months ended September 30, 2006, gross margin was 21% as compared to 20% in the same period in 2005.  The improvement was the result of increased sales, which offset the increase in cost of goods sold as previously discussed.  While cost of goods sold have generally increased relative to sales volume increases; price volatility in energy costs and petroleum based and commodity raw materials may cause cost of goods sold to increase disproportionately to sales volume.  The Company may not be able to recover all increases in cost of goods sold through selling price increases.

Selling and administrative expenses of $59.6 million for the quarter ended September 30, 2006 were 16% higher than $51.3 million in the third quarter of 2005. For the nine months ended September 30, 2006, selling and administrative expenses of $180.6 million represented a 12% increase over $161.4 million in the prior year.  The increase in the three and nine-month periods is primarily attributable to variable selling expenses, the most significant being sales commissions.  Such expenses typically increase or decrease with the level of sales.  The three and nine-month periods of 2006 were also impacted by the recording of stock option expense of $0.6 million and $3.0 million, respectively.  As a percent of net sales, selling and administrative expenses were 9% for the three months ended September 30, 2006 and 2005.  For the nine months ended September 30, 2006 and 2005, selling and administrative expenses were 9% and 10% of net sales, respectively.

Other income, net of $3.4 million for the three months ended September 30, 2006 compared to other income, net of $2.5 million for the same period in 2005.  Results for the 2006 period included income from the Company’s European roofing joint venture (“Icopal”) of $4.2 million and a gain of $0.6 million on the sale of property.  Offsetting these gains were $1.0 million in fees associated with the Company’s receivables securitization program and $0.6 million of asset charges.  Results in the second quarter of 2005 included equity income of $4.2 million from Icopal offset by fees of $1.2 million associated with the securitization program.

Other income, net of $5.7 million for the nine months ended September 30, 2006 compared to other income, net of $1.8 million in the prior year.  Results for the 2006 period included $7.1 million of proceeds received from legal actions initiated by the Company, $5.6 million related to the curtailment of certain retiree medical plans and $2.1 million of equity income from Icopal.  Offsetting these gains were expenses of $4.3 million associated with the securitization program, losses of $2.5 million related to an arbitration proceeding concerning the termination of a supply agreement, $1.3 million of lease termination costs, and $1.2 million of asset charges at a closed facility.  Results in the first nine months of 2005 included gains of $3.6 million related to proceeds received from legal actions initiated by the Company, $1.3 million of insurance proceeds, $1.3 million related to the sale of fixed assets and $0.6 million of equity income from Icopal.  Offsetting these gains were expenses of $2.9 million associated with the securitization program, and $1.5 million of foreign currency losses on subsidiary debt.

Earnings before interest and income taxes (“EBIT” or “earnings”) for the quarter ended September 30, 2006 were $69.5 million, a 31% improvement over $52.9 million recognized in 2005.  Earnings were up in all segments, with the majority of the improvement occurring in the Construction Materials segment and to a lesser extent, the General Industry segment.

EBIT of $217.2 million in the first nine months of 2006 grew 31% over $165.5 million in the first nine months of 2005.  The Construction Materials segment posted the largest improvement and accounted for the majority of the year-over-year increase.  The Transportation Products, Specialty Products and General Industry segments also reported strong growth in the nine months ended September 30, 2006, while results in the Industrial Components segment were slightly above the prior year.

Interest expense, net of $5.3 million for the three months ended September 30, 2006 was 24% higher than interest expense, net of $4.3 million in the same period of 2005.  Interest expense for the quarter was impacted by the issuance of notes in August, 2006, which were used to pay down shorter-term debt resulting in a higher mix of fixed-rate to floating-rate debt as compared to the prior year.  The increase in interest expense was offset by higher interest income, reflecting higher short-term investments as compared to the prior year.  Interest expense, net, in the first nine months of 2006 was $14.9 million, a 21% increase as compared to the prior year.  The increase in the three and nine-month periods was due primarily to an increase in interest rates and a higher mix of fixed-rate verses floating-rate debt, which offset lower average borrowings as compared to the same periods in the prior year.  The increase in interest expense year-over-year was offset by higher interest income.

Income from continuing operations was $43.4 million, or $1.39 per diluted share, for the three months ended September 30, 2006, a 20% improvement over $36.0 million, or $1.17 per diluted share in the three months ended September 30, 2005.  Results for the 2005 quarter were favorably impacted by a gain of $3.0 million, or $0.10 per diluted share, reflecting the settlement of certain tax liabilities. Income from continuing operations for the first nine months of 2006 was $137.7 million, or $4.43 per diluted share, representing a 29% improvement over $107.0 million, or $3.43 per diluted share recognized in the first nine months of 2005.

Consolidated Results of Discontinued Operations

Loss from discontinued operations for the three months ended September 30, 2006 was $4.9 million, or $0.15 per diluted share, which compared to a loss from discontinued operations of $16.3 million, or $0.53 per diluted share for the same period in 2005.  Loss from discontinued operations for the nine months ended September 30, 2006 was $1.9 million, which compared to a loss of $24.4 million for the nine months ended September 30, 2005.  Results in the three and nine-month periods of 2006 reflect the operating results of the systems and equipment business, comprised of Carlisle Process Systems and the Walker Group, as well as the giftware business, a small operation within the foodservice products business placed in discontinued operations in the third quarter of 2006.  Results for the three and nine month periods of 2006 include after-tax expenses of $2.4 million recorded to reflect certain lease obligations resulting from the bankruptcy of Creative Engineered Polymer Products, the owner of the Company’s discontinued automotive business, as well as after-tax reserves of $2.0 million against the assets of the giftware business.

Results in the prior year quarter and year-to-date periods included an after-tax loss of $10.1 million on the sale of substantially all of the assets of the Company’s discontinued automotive business as well as after-tax reserves of $5.4 million recorded against the retained accounts receivable of the automotive business, related to the Chapter 11 bankruptcy filing of Delphi Corporation on October 8, 2006 and against the remaining assets to be liquidated.  Year-to-date results in 2005 also reflected an after-tax impairment charge of $8.2 million on the fixed assets of the automotive business.

In the fourth quarter of 2005, the Company announced it was exiting the businesses of Carlisle Systems & Equipment which include Carlisle Process Systems and the Walker Group.  On April 10, 2006, the Company announced the signing of a definitive agreement to sell Carlisle Process Systems to Tetra Pak, a division of the Tetra Laval Group, a private industrial group headquartered in Switzerland.  The sale is subject to regulatory approval in various jurisdictions, as well as other customary closing conditions, and is expected to close before December 31, 2006. On October 10, 2006, the Company announced the sale of the Walker Group to Insight Equity of Southlake, Texas.

Net Income of $38.5 million, or $1.24 per diluted share, for the quarter ended September 30, 2006 was 96% higher than $19.7 million, or $0.64 per diluted share, for the quarter ended September 30, 2005.  Net income for the nine months ended September 30, 2006 was $135.8 million, or $4.37 per diluted share, a 64% improvement over net income of $82.6 million, or $2.65 per diluted share, for the same period in 2005.

Acquisitions

In July 2005, the Company acquired the heavy-duty brake lining and brake shoe assets of Zhejiang Kete (“Kete”) located in Hangzhou, China, for approximately $34.2 million, resulting in goodwill of $26.5 million and identified intangible assets of $2.5 million.  Operating results for this operation since the acquisition date are included in the Specialty Products segment.

In October, 2005, the Company acquired the off-highway brake assets of ArvinMeritor, Inc. for approximately $39.0 million.  The acquisition included manufacturing assets and inventory from the ArvinMeritor facilities in York, SC; Lexington, KY and Cwmbran, South Wales, U.K.  These assets have been transferred to the Company’s off-highway braking systems and specialty friction operations reported in the Specialty Products segment.  The Company has preliminarily allocated the purchase price among the assets acquired, resulting in goodwill of approximately $22.5 million and identified intangible assets of $5.2 million. Operating results have been included in the Specialty Products segment since the acquisition date.

Operating Segments

The following table summarizes segment net sales and EBIT.  The amounts for each segment should be referred to in conjunction with the applicable discussion below.

In thousands, except	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
percentages	2006	2005*	Amount	Percent	2006	2005*	Amount	Percent
Net Sales
Construction Materials	$311,796	$235,142	$76,654	32.6%	$832,633	$634,583	$198,050	31.2%
Industrial Components	164,092	164,480	(388)	-0.2%	602,898	595,738	7,160	1.2%
Specialty Products	44,790	33,716	11,074	32.8%	144,696	110,088	34,608	31.4%
Transportation Products	45,034	40,676	4,358	10.7%	137,626	117,362	20,264	17.3%
General Industry (All other)	82,734	71,375	11,359	15.9%	243,137	215,751	27,386	12.7%
Corporate	—	—	—	—	—	—	—	—
	$648,446	$545,389	$103,057	18.9%	$1,960,990	$1,673,522	$287,468	17.2%

Earnings Before Interest and Income Taxes
Construction Materials	$52,488	$42,576	$9,912	23.3%	$131,384	$96,024	$35,360	36.8%
Industrial Components	6,772	5,128	1,644	32.1%	51,929	49,686	2,243	4.5%
Specialty Products	2,618	1,190	1,428	120.0%	13,018	8,549	4,469	52.3%
Transportation Products	7,123	6,242	881	14.1%	23,556	16,286	7,270	44.6%
General Industry (All other)	7,734	4,165	3,569	85.7%	20,981	16,475	4,506	27.4%
Corporate	(7,228)	(6,418)	(810)	-12.6%	(23,694)	(21,559)	(2,135)	-9.9%
	$69,507	$52,883	$16,624	31.4%	$217,174	$165,461	$51,713	31.3%

*                 2005 has been revised to exclude discontinued operations and reflect the current reporting structure.

Construction Materials

Net sales in the Construction Materials segment were $311.8 million for the quarter ended September 30, 2006, an increase of 33% over $235.1 million in the same period of 2005.  Net sales for the nine months ended September 30, 2006 of $832.6 million represented a 31% improvement over the same period in 2005.  The improvement over the prior-year quarter was attributable primarily to higher volumes of thermoplastic polyolefin (“TPO”) membrane and insulation reflecting the expansion of the Company’s geographic reach and focus on total system sales.

Segment EBIT of $52.5 million in the third quarter of 2006 represented a $9.9 million, or 23% improvement over the third quarter of 2005.  As a percent of sales, EBIT was 17% in the 2006 third quarter of 2006 as compared to 18% in the 2005 third quarter.  The earnings improvement as compared to the third quarter of 2005 primarily reflected higher sales volumes, while the deterioration in EBIT margins reflected a change in mix and an increase in raw material costs in excess of selling prices of approximately $3.6 million.

For the nine months ended September 30, 2006, EBIT grew 37% from $96.0 million in the first nine months of 2005 to $131.4 million in the first nine months of 2006.  As a percent of sales, EBIT was 16% in the first nine months of 2006 as compared to 15% in the first nine months of 2005.  Included in segment earnings for the nine months ended September 30, 2006 was a $5.6 million pre-tax gain for proceeds received from the settlement of legal actions initiated by Company, offset by asset charges totaling $1.8 million.  The 2005 nine-month period included gains totaling $2.6 million relating to the sale of property and the receipt of insurance proceeds related to a fire at a small coatings and waterproofing plant that occurred in 2002.  Segment EBIT also reflects earnings related to the Company’s equity share of income at its European roofing joint venture, Icopal, of $2.1 million and $0.6 million, respectively.

In the fourth quarter of 2005, the Construction Materials business began production at its TPO roofing manufacturing facility in Tooele, Utah.  With respect to its insulation operations, in 2005, the Construction Materials business announced the construction of new insulation facilities in Tooele, Utah and Smithfield, Pennsylvania.  Manufacturing operations commenced at the Tooele, Utah facility in March 2006.  The Smithfield, Pennsylvania facility began production in August 2006.  These two new insulation facilities will complement the four existing insulation operations in Kingston, New York; Franklin Park, Illinois; Lake City, Florida; and Terrell, Texas.  Its EPDM manufacturing operations are located in Carlisle, Pennsylvania and Greenville, Illinois.

Net sales and EBIT are generally higher for this segment in the second and third quarters of the year due to increased construction activity during these periods. The Company has benefited from very favorable market conditions in recent quarters, and thus performance in subsequent periods may not compare as favorably.  Though overall conditions continue to look favorable going into the fourth quarter, raw material pricing pressures and uncertainties regarding higher interest rates, raw material inflation, increasing energy costs and the ability to obtain price increases to offset these events could place negative pressure on results in subsequent periods.

Industrial Components

Net sales for the quarter ended September 30, 2006 were $164.1 million compared to net sales of $164.5 million for the prior year quarter.  Net sales in the first nine-month period of 2006 were $602.9 million, also representing a slight increase over net sales of $595.7 million in the prior year.  Net sales in the tire and wheel business remained flat in the third quarter of 2006 as compared to the same period of 2005 reflecting higher sales of commercial outdoor power equipment, all-terrain vehicles (“ATV”) and increased sales to the replacement market; offsetting lower sales in the consumer power equipment market.  For the nine months ended September 30, 2006, net sales in the tire and wheel business improved slightly on a year-over-year basis as increased sales in the commercial outdoor power equipment, high-speed trailer, ATV and replacement markets offset lower sales in the consumer power equipment market.  Net sales in the power transmission belt business were flat in the three and nine month periods of 2006 as compared to the prior year.

Segment EBIT for the current-year quarter was $6.8 million, a 32% improvement as compared to $5.1 million in the third quarter of 2005.  Results in the third quarter of 2006 included a pre-tax gain on the sale of property of $0.6 million.  For the nine months ended September 30, 2006, EBIT was $51.9 million, a 5% increase over $49.7 million in the first nine months of 2005.  In addition to the aforementioned gain on the sale of property, results for the nine months ended September 30, 2006 included gains of $5.6 million related to the curtailment of retiree medical plans and $1.5 million on proceeds from legal actions initiated by the Company.  Negatively impacting year-to-date results were lease termination expenses of $1.3 million and $1.2 million of asset charges related to a closed facility.  Impacting the nine-month period of 2005 was a $3.6 million gain from proceeds related to legal actions initiated by the Company.  For the current-year quarter, selling price increases were offset by higher raw material costs, keeping margins consistent with the prior year.  Margins were also consistent on a year-to-date basis as increased selling prices were offset by higher raw material costs and lower production in the first quarter of 2006 as the Company focused on reducing inventory levels.

Net sales and EBIT are generally higher in the first half of the year due to peak sales volumes in the outdoor power equipment market.  The Company expects softness to continue in the consumer outdoor power equipment market and will continue its focus on increasing sales in other markets.  Uncertainty regarding raw material and energy costs and the ability to offset these events with increased selling prices could negatively impact future earnings in this segment.  The Company could also be negatively impacted by cost and availability of shipping channels and the amount of time required to ship product manufactured in China.

Specialty Products

Net sales of $44.8 million in the third quarter of 2006 grew 33% compared to the third quarter of last year.  Net sales for the nine months ended September 30, 2006 were $144.7 million, an increase of 31% as compared to the prior year.  Acquisitions in 2005 accounted for the increase, contributing $11.9 million and $36.8 million for the three and nine-month periods of 2006, respectively.  Segment EBIT grew in the third quarter of 2006 to $2.6 million, up substantially from the same period in 2005.  For the nine-month period, EBIT improved by $4.5 million, up from $8.5 million in the third quarter of 2005 to $13.0 million in the third quarter of 2006, primarily reflecting the impact of the acquisitions.

The braking business’ off-highway products are usually not subject to seasonality while the sales and earnings for the on-highway products tend to be strongest in the second quarter to coincide with increased truck and trailer maintenance typically scheduled in the Spring.  Certain changes to the Environmental Protection Act (“EPA”) will take effect in 2007 which may result in increased demand in the Class 8 truck market in 2006.  The Company cannot predict the impact, if any, these regulatory changes might have on 2007 sales and earnings.  From time to time, the Company is subject to constraints in the availability of raw materials as well as to volatility in the costs of these raw materials.  The brake business has experienced no significant raw material constraints or unrecovered raw material costs in 2006; however, there is no guarantee that these events will not negatively impact future earnings for this segment.  The Company could also be negatively impacted by cost and availability of shipping channels and the amount of time required to ship product manufactured in China.

Transportation Products

Net sales in the Transportation Products segment grew 11% in the third quarter of 2006 as compared to the prior year, and 17% for the nine-months ended September 30, 2006 over last year on higher sales of specialized, construction and material-hauling trailers.  The increase in the third quarter primarily reflects a more favorable mix of products as compared to the prior year, while increased volumes, selling prices and favorable product mix all contributed to the year-over-year improvement.

Segment EBIT was up 14% for the current-year quarter reflecting the favorable product mix of higher-margin products.  A strong first-half performance for this segment contributed to the EBIT improvement of 45% for the nine months ended September 30, 2006 as compared to the prior year.

The specialty trailer business utilizes aluminum and steel in its manufacturing process.  While the Company has been able to obtain sufficient supply of these raw materials, at times the Company may be subjected to limited availability as well as price volatility, which could have a significant impact on the profitability of this business.  The Company has benefited from very favorable market cycle conditions, and thus performance in subsequent periods may not compare as favorably as in recent periods.

General Industry

Net sales in the third quarter of 2006 for this segment improved 16% compared to the prior year reflecting improved performance in all businesses, with the highest dollar and percentage growth occurring in the high performance wire and cable and refrigerated truck bodies businesses.  The increase in the high performance wire and cable business reflected record sales on increased demand for all product lines.  The improvement in the refrigerated truck bodies business reflected higher utilization in the current year as compared to the prior year which was negatively impacted by a labor dispute.  For the nine-month period of

2006, sales improved 13%, primarily reflecting improvement in the refrigerated truck bodies business where sales were suppressed in the prior year as a result of the labor dispute.

EBIT for this segment improved 86% in the third quarter of 2006 as compared to the prior-year quarter, reflecting the previously discussed improvement in the high performance wire and cable and refrigerated truck bodies businesses.  Production efficiencies in the foodservice business also contributed to the improvement.  For the nine-month period, EBIT improved 27% in 2006 as compared to 2005, and included a $2.5 million loss related to an arbitration proceeding concerning the termination of a supply arrangement. Results for the current year-to-date period compare favorably to the prior year, which reflected the negative impact of the labor dispute in the refrigerated truck bodies business.  Operational results also improved in the high-performance wire and cable business, as demand continued to strengthen.

Market conditions continue to look favorable for the businesses in this segment; however, uncertainties regarding raw material inflation, and other economic factors such as interest rates and energy costs could place negative pressure on growth and margin performance.

Corporate

Corporate expenses increased $0.8 million in the third quarter of 2006 as compared to 2005, primarily reflecting additional personnel and associated benefit costs necessary to achieve the Company’s strategic objectives.  For the nine months ended September 30, 2006, corporate expenses were up $2.1 million as compared to the prior year. In addition to higher personnel costs as previously mentioned, the unfavorable comparison is primarily a result of expense related to the Company’s adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, under which the Company began recognizing expense for the issuance of stock options.

Balance Sheet

Trade Receivables of $396.9 million at September 30, 2006 represented a $233.9 million increase as compared to receivables of $163.0 million at December 31, 2005.  The primary reason for the increase was due to lower sales of accounts receivable in the Company’s securitization program, reflecting the use of proceeds received from the issuance of 6.125% senior notes in the third quarter of 2006.  Also contributing to the increase were higher receivables in the Construction Materials segment reflecting higher sales in the third quarter of 2006 as compared to fourth quarter of 2005.

Inventories increased $31.4 million, up from $334.7 million at December 31, 2005, to $366.1 million at September 30, 2006.  The largest increase in inventories occurred in the Construction Materials segment due to increased capacity reflecting production at its new facilities in Utah and Pennsylvania.

Property, plant and equipment, net, increased by $25.6 million from $432.0 million at December 31, 2005 to $457.6 million at September 30, 2006 primarily as a result of increased capital spending in the Construction Materials segment related to the construction of new production facilities.

Short-term debt, including current maturities increased by $119.7 million from $58.0 million as of December 31, 2005 to $177.7 million as of September 30, 2006.  The increase reflects the reclassification to short-term of the Company’s 7.25% senior notes, which mature in January of 2007, as well as the pay-off of shorter-term borrowings financed by the issuance of new 6.125% notes in the third quarter of 2006.

Accounts payable of $157.6 million at September 30, 2006 were $30.0 million higher than accounts payable at December 31, 2005 of $127.6 million primarily related to increased production activity in the Construction Materials and Industrial Components segments.

Liquidity and Capital Resources

Sources and Uses of Cash

	Nine Months Ended September 30,
In thousands	2006	2005*
Net cash (used in) provided by operating activities	$(34,229)	$118,712
Net cash used in investing activities	(69,565)	(89,826)
Net cash provided by financing activities	110,054	29,255
Effect of exchange rate changes on cash	(288)	(528)
Change in cash and cash equivalents	$5,972	$57,613

*      2005 figures revised to combine cash flows from discontinued operations with cash flows from continuing operations.

Net cash used in operating activities was $34.2 million for the nine months ended September 30, 2006, compared to net cash provided by operating activities of $118.7 million in 2005. Net cash used in operating activities in 2006 included a reduction in operating cash flow of $137.9 million for the reduction in the utilization of the accounts receivable facility.  While net income was higher for the nine months ended September 30, 2006, working capital needs also increased primarily as a result of significant growth within the Construction Materials segment.  Cash flow provided by operating activities for the nine months ended September 30, 2005 included the collection of approximately $38 million of receivables retained from the sale of the automotive business.

Cash used in investing activities was $69.6 million in the first nine months of 2006 compared to $89.8 million in 2005.  Capital expenditures of $72.9 million in the nine months ended September 30, 2006 were lower than capital expenditures of $81.1 million in the same period of 2005. Cash used in investing activities in 2005 included $28.3 million to fund the acquisition of Kete. In addition, proceeds of $18.7 million from the sale of investments, property and equipment in 2005 included the cash proceeds from the sale of certain assets of the Company’s discontinued automotive components business and the sale of property in the Construction Materials segment.

Cash provided by financing activities was $110.1 million in the nine months ended September 30, 2006 compared to cash provided of $29.3 million in the nine months ended September 30, 2005.  Cash provided by financing activities in 2006 reflects $150 million in ten-year notes that were issued in August 2006 in anticipation of the Company’s 7.25% $150 million notes maturing January 2007. In the first nine months of 2005, short-term borrowings included $39.0 million of borrowings on September 30, 2005 to fund the acquisition of ArvinMeritor which did not close until October 7, 2005. In addition, the Company also used approximately $36.0 million to finance the purchase of 0.5 million shares of its common stock which was partially offset by proceeds for the exercise of stock options.

Debt Instruments, Guarantees and Covenants

The following table quantifies certain contractual cash obligations and commercial commitments at September 30, 2006:

In thousands	Total	2006	2007	2008	2009	2010	Thereafter
Short-term credit lines and long-term debt	$452,705	$27,682	$150,021	$112,742	$—	$—	$162,260
Interest on long-term debt (1)	131,124	7,117	18,574	13,180	10,562	10,568	71,123
Noncancellable operating leases	78,595	4,141	15,539	12,160	8,892	7,415	30,448
Purchase obligations	9,382	9,382	—	—	—	—	—
Total Commitments	$671,806	$48,322	$184,134	$138,082	$19,454	$17,983	$263,831

(1)          Future expected interest payments are calculated based on the stated rate for fixed rate debt and the effective interest rate as of September 30, 2006 for variable rate debt.

The above table does not include $98.2 million of other long-term liabilities.  Other long-term liabilities consist primarily of pension, post-retirement medical benefits, deferred income tax and warranty obligations.  Due to factors such as return on plan assets, disbursements, contributions, and timing of warranty claims, it is not estimable when these will become due.

The Company has entered into long-term purchase agreements expiring December 31, 2006 for certain key raw materials.  Commitments are variable based on changes in commodity price indices. Based on prices at September 30, 2006, commitments under these agreements total approximately $9.4 million.

Carlisle maintains a $300.0 million revolving credit facility, of which $296.5 million was available at September 30, 2006. The Company also maintains a $55.0 million uncommitted line of credit, which was fully available as of September 30, 2006.

On July 19, 2006, the Company renewed its accounts receivable securitization facility. As of September 30, 2006, the entire $150 million was available under this facility.

At September 30, 2006, letters of credit amounting to $48.4 million were outstanding, primarily to provide security under insurance arrangements and certain borrowings.

The Company has financial guarantee lines in place for certain of its operations in Asia and Europe to facilitate working capital needs, customer performance and payment and warranty obligations.  At September 30, 2006, the Company had issued guarantees of $10.7 million, of which $1.4 million represents amounts recorded in current liabilities or other long-term liabilities.

During 2005, the Company sold certain assets and liabilities of its discontinued automotive components business which was part of a series of sales. At the time of the sale, the discontinued automotive components business was party to several lease contracts. As part of the sale, however, the Company was not released from its obligations under these contracts. In September 2006, the buyer filed bankruptcy, and, as a result, at September 30, 2006, the Company recorded a liability of $3.5 million reflecting the obligation under these lease contracts. Further, the buyer also assumed certain real estate leases for which the Company has provided guarantees. However, these facilities were not included in the bankruptcy filing. The leases guaranteed by the Company expire in 2007 and 2011 and have total minimum lease payments of $2.6 million as of September 30, 2006. The Company believes that the purchaser or its successor will fulfill all obligations required by those lease agreements.

Under the Company’s various debt and credit facilities, the Company is required to meet various restrictive covenants and limitations, including certain net worth, cash flow ratios and limits on outstanding debt balances held by certain subsidiaries (“subsidiary debt limit”). At December 31, 2005, the Company’s subsidiary debt was in excess of the stated limit. On March 2, 2006, the lender amended certain debt agreements to increase the Company’s subsidiary debt limit effective for the period beginning December 23, 2005 up to December 31, 2006. As a result of those amendments to the debt agreements, the Company was in compliance with all covenants and limitations in 2006 and 2005. On August 31, 2006, the lender further amended the debt agreements to make the increased subsidiary debt limit effective through the term of the agreements.

Backlog

Backlog from continuing operations at September 30, 2006 of $280.1 million was higher than the backlog of $269.9 million at June 30, 2006 and the backlog of $250.2 million at September 30, 2005.  Increased backlog for the Company’s construction materials, braking, specialty trailer, and wire and cable businesses contributed to the year-over-year improvement.

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

Discontinued Operations and Assets Held for Sale

In the fourth quarter 2005, the Company announced it was exiting the businesses of Carlisle Systems & Equipment which include Carlisle Process Systems and the Walker Group.  On April 10, 2006, Carlisle announced it had signed a definitive agreement to sell Carlisle Process Systems to Tetra Pak, a division of the Tetra Laval Group, a private industrial group headquartered in Switzerland.  The sale of the Carlisle Process Systems businesses is subject to regulatory approvals as well as other customary closing conditions and is expected to be completed by December 31, 2006.  On October 10, 2006, the Company announced the sale of the Walker Group.  The Company is in the process of determining its gain on the sale of this business, which will be recognized in the fourth quarter of 2006.  The Company also plans to exit the giftware business of Carlisle FoodService.  The sale of the Giftware business is expected to be completed by September 30, 2007.

Discontinued operations also include the operations of Carlisle Engineered Products (the former Automotive Components segment), the plastics component of Carlisle Tire & Wheel and the pottery business of Carlisle FoodService. The plastics component and pottery businesses were sold in the second quarter of 2005, which resulted in a $1.1 million loss.

In the third quarter of 2005, the Company completed the sales of certain assets and liabilities of the Automotive Components segment, which resulted in a loss of $16.4 million.  Not included in these transactions were certain assets of two small manufacturing facilities as well as certain trade accounts receivables, which included amounts due from Delphi Corporation.  On October 8, 2005, Delphi Corporation filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code.  Included in the results for the third quarter of 2005 were impairment charges totaling $8.2 million reflecting a reserve against the retained receivables owing from the commenced Delphi Corporation bankruptcy filing and reserves for losses associated with the liquidation of the remaining assets.  The Company had previously recorded a $13.0 million impairment charge against the fixed assets of this business in the second quarter of 2005.

The assets of these operations have met the criteria for, and have been classified as “held for sale” in accordance with SFAS 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.”  As well, results of operations for these businesses, and any gains or losses recognized from their sale, are reported as “discontinued operations” in accordance with SFAS 144.

Total assets held for sale were as follows:

	September 30,	December 31,
In thousands	2006	2005
Assets held for sale:
Carlisle Engineered Products	$716	$716
Carlisle Systems & Equipment	99,571	108,027
Giftware business of Carlisle FoodService	1,553	5,341
Total assets held for sale	$101,840	$114,084

The major classes of assets and liabilities held for sale included in the Company’s Consolidated Balance Sheets were as follows:

	September 30,	December 31,
In thousands	2006	2005
Assets held for sale:
Receivables	$23,635	$30,024
Inventories	18,114	17,161
Prepaid expenses and other current assets	15,624	20,454
Total current assets held for sale	57,373	67,639

Property, plant and equipment, net	22,260	22,689
Goodwill, net	21,594	20,322
Patents and other intangible assets, net	69	566
Investments and advances to affiliates	400	2,672
Notes receivable and other assets	144	196
Total non-current assets held for sale	44,467	46,445
Total assets held for sale	$101,840	$114,084

	September 30,	December 31,
In thousands	2006	2005
Liabilities associated with assets held for sale:
Short-tem debt, including current maturities	$5	$156
Accounts payable	39,017	33,676
Accrued expenses	6,926	7,022
Deferred revenue	939	949
Total current liabilities associated with assets held for sale	46,887	41,803

Long-term debt	—	871
Other long-term liabilities	2,258	99
Total non-current liabilities associated with assets held for sale	2,258	970
Total liabilities associated with assets held for sale	$49,145	$42,773

Net sales and Income (loss) before income taxes from discontinued operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2006	2005	2006	2005
Net sales:
Carlisle Engineered Products	$—	$14,809	$370	$117,802
Pottery business of Carlisle FoodService	—	—	—	245
Giftware business of Carlisle FoodService	671	663	1,936	1,864
Carlisle Systems & Equipment	51,949	55,068	153,012	164,009
Net sales for discontinued operations	$52,620	$70,540	$155,318	$283,920

Income (loss) before income taxes:
Plastic components operation of Carlisle Tire & Wheel	$—	$(33)	$—	$(413)
Carlisle Engineered Products	(3,745)	(27,752)	(4,188)	(44,174)
Pottery business of Carlisle FoodService	—	—	—	(1,481)
Giftware business of Carlisle FoodService	(3,451)	(209)	(4,327)	(637)
Carlisle Systems & Equipment	418	3,778	5,763	9,462
Loss before income taxes from discontinued operations	$(6,778)	$(24,216)	$(2,752)	$(37,243)

Results for the three and nine months ended September 30 for Carlisle Engineered Products primarily reflect certain lease obligations recorded as a result of the bankruptcy filing of the purchaser of this business.  Results for the three and nine months ended September 30, 2006 for the giftware business reflects the write-down of assets held for sale.

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

Unrecognized compensation cost related to stock option awards of $1.5 million at September 30, 2006 is to be recognized over a weighted-average period of 1.3 years.

Unrecognized compensation cost related to restricted stock awards of $4.3 million at September 30, 2006 is to be recognized over a weighted-average period of 2.2 years.

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

International operations are exposed to translation risk when the local currency financial statements are translated into U.S. dollars.  Carlisle monitors this risk, but at September 30, 2006 had no translation risk hedges in place.

The Company is also exposed to risks in the movements of foreign currency exchange rates for transactions denominated in foreign currencies.  Revenues for sales of products manufactured in China for the North American market are generated predominately in US Dollars. Many of the obligations incurred by these operations are settled in Chinese Renminbi or Hong Kong dollars. Should the US Dollar weaken significantly against the Renminbi or Hong Kong dollar, the Company’s results of operations could be adversely affected. The Company continues to monitor developments in China that may affect its strategy and will hedge its currency risk exposure when deemed effective and prudent.  On April 27, 2006, the Company executed a currency hedge with a total notional amount of $5.9 million to hedge the fair value risk associated with fluctuations in the foreign exchange rate on the final settlement amount due related to the July 2005 acquisition of the heavy-duty brake lining and brake shoe assets of Zhejiang Kete. On July 19, 2006, the Company terminated the fair value hedge resulting in an immaterial loss.  While the Company is exposed to the exchange rates of other currencies including the Canadian Dollar, British Pound, Mexican Peso and European Euro, their risk is considered minimal.  However, on August 9, 2006, the Company executed an extension through October 10, 2006, of a currency hedge executed on July 21, 2005 with a total notional amount of $2.5 million to hedge the Company’s fair value risk associated with fluctuations in the foreign exchange rate on certain receivables denominated in Euros. The fair value position of these contracts as of September 30, 2006, was not material.  Less than 10% of the Company’s revenues from continuing operations for the nine months ended September 30, 2006 are in currencies other than the U.S. dollar.

From time to time the Company may manage its interest rate exposure through the use of interest rate swaps to reduce volatility of cash flows, impact on earnings and to lower its cost of capital.  On June 15, 2005, the Company entered into treasury lock contracts with a notional amount of $150.0 million to hedge the cash flow variability on forecasted debt interest payments associated with changes in interest rates.  These contracts have been designated as cash flow hedges and were deemed effective at the origination date. On August 15, 2006, the Company terminated the treasury lock contracts resulting in a gain of $5.6 million ($3.5 million, net of tax),  which will be amortized to reduce interest expense until August 2016, the term of the interest payments related to the $150 million in notes issued on August 18, 2006.  At September 30, 2006, the Company had a remaining unamortized gain of $5.6 million ($3.5 million, net of tax) which is reflected in accumulated other comprehensive income on the Company’s Consolidated Balance Sheet.

In April 2005, the Company terminated certain interest rate swaps entered into during 2003 with a notional amount of $75.0 million that hedged the market risk associated with the Company’s fixed rate debt. The termination of those contracts, which were designated as fair value hedges, resulted in a loss of $1.4 million, which will be amortized to interest expense until January 2007, the original termination date of the swap.  At September 30, 2006, the Company had a remaining unamortized loss of $0.3 million reflected in long-term debt.

In December 2001, the Company entered into a $150.0 million notional amount interest rate swap, which was designated as a fair value hedge, to hedge a portion of the exposure associated with its fixed rate debt.  This fair value hedge was deemed effective at the origination date. On July 16, 2002, the Company terminated $50.0 million notional amount of this fair value hedge resulting in a gain of $1.6 million, which is amortized to reduce interest expense until January 2007, the original termination date of the swap. On September 19, 2002, the Company terminated the remaining $100.0 million notional amount on the fair value hedge resulting in a gain of $7.3 million, which is amortized to reduce interest expense until January 2007. At September 30, 2006, the Company had a remaining unamortized gain of $0.5 million reflected in long-term debt.  There were no interest rate swaps in place as of September 30, 2006.

The Company’s operations use certain commodities such as plastics, carbon black, synthetic and natural rubber and steel.  As such, the Company’s cost of operations is subject to fluctuations as the markets for these commodities change.  The Company monitors these risks, but currently has no derivative contracts in place to hedge these risks.

Item 4. Controls and Procedures

(a) Under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation and as of September 30, 2006, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective.

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

Date: November 6, 2006
	By:	/s/ Carol P. Lowe
Name: Carol P. Lowe
Title: Vice President and Chief Financial Officer