Form 10-K
period 2006-12-31
CARLISLE COMPANIES INC
filed 2007-03-01
CIK 790051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number 1-9278

CARLISLE COMPANIES INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	31-1168055
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
13925 Ballantyne Corporate Place, Suite 400,	(704) 501-1100
Charlotte, North Carolina 28277	(Telephone Number)
(Address of principal executive office, including zip code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $1 par value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

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

As of February 23, 2007, 30,504,620 shares of common stock of the registrant were outstanding; the aggregate market value of the shares of common stock of the registrant held by non-affiliates was approximately $2,419,016,366 based upon the closing price of the common stock on the New York Stock Exchange on June 30, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 20, 2007 are incorporated by reference in Part III.

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

While Carlisle manages and previously reported its businesses under three operating groups, Construction Materials, Industrial Components and Diversified Components, effective September 30, 2006, the Company presents five financial reporting segments.

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

The Company’s primary financial objectives for continuing operations in 2007 include: (i) maintain a strong and flexible balance sheet, (ii) realize return on beginning net equity at greater than 15%, (iii) grow organic sales at 150% of the percentage growth of United States of America (“United States” or “U.S.”) national gross domestic product, (iv) improve cash flow from operations, and (v) maintain a return on invested capital at greater than 10%. These are goals the Company strives to achieve. The Company may not be successful in each instance. For more information, see the “Forward-Looking Statements” disclosure in Item 7.

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

The Company also continually assesses its portfolio of businesses from the standpoint of both industry attractiveness and business unit strength. In 2006, the Company sold substantially all of the operations comprising the Carlisle Systems and Equipment businesses, consisting of Carlisle Process Systems, Walker Stainless Equipment, CPS Pharma, and Walker Transportation. For more details regarding the consolidation and divestiture of the Company’s businesses during the past three years, see Note 17 to the Consolidated Financial Statements in Item 8 and “Discontinued Operations”, also in Item 1 below.

Information on the Company’s revenues, earnings and identifiable assets for continuing operations by industry segment for the last three fiscal years is as follows (amounts in thousands):

Financial Information About Industry Segments

	2006	2005	2004
Sales to Unaffiliated Customers(1)
Construction Materials	$1,111,184	$865,652	$721,958
Industrial Components	764,506	747,859	727,189
Specialty Products	187,578	151,960	133,753
Transportation Products	183,006	154,474	113,803
General Industry	326,236	287,020	299,897
Total	$2,572,510	$2,206,965	$1,996,600
Earnings before interest and income taxes
Construction Materials	$170,720	$131,844	$94,478
Industrial Components	60,429	55,253	61,067
Specialty Products	11,424	13,554	5,233
Transportation Products	30,378	21,152	6,408
General Industry	31,140	17,659	27,920
Corporate(2)	(28,460)	(29,381)	(21,431)
Total	$275,631	$210,081	$173,675
Identifiable Assets
Construction Materials	$585,613	$401,348	$345,146
Industrial Components	587,640	520,723	549,090
Specialty Products	193,253	167,066	81,735
Transportation Products	51,851	45,876	38,612
General Industry	251,310	228,169	228,138
Corporate(3)	206,854	89,090	83,271
Total	$1,876,521	$1,452,272	$1,325,992

(1)          Intersegment sales or transfers are not material

(2)          Includes general corporate expenses

(3)          Consists primarily of cash and cash equivalents, facilities, and other invested assets

A reconciliation of assets reported above to total assets as presented on the Company’s Consolidated Balance Sheets in Item 8 is as follows:

	2006	2005
Total Identifiable Assets by segment per table above	$1,876,521	$1,452,272
Assets held for sale of discontinued operations(1)	1,296	114,083
Total assets per Consolidated Balance Sheets in Item 8	$1,877,817	$1,566,355

(1)          See Note 17 to the Consolidated Financial Statements in Item 8.

Description of Businesses by Reportable Segment

Construction Materials

The Construction Materials segment includes the construction materials business, which manufactures and sells rubber (EPDM), FleeceBACK® and thermoplastic polyolefin (TPO) roofing systems for non-residential low-slope roofs. In addition, the construction materials business markets and sells poly vinyl chloride (PVC) membrane and accessories purchased from third party suppliers. The Company also manufactures and distributes energy-efficient rigid foam insulation panels for substantially all roofing applications. Roofing materials and insulation are sold together in warranted systems or separately in non-warranted systems to the new construction, re-roofing and maintenance, general construction and industrial markets. Through its coatings and waterproofing operation, this business manufactures and sells liquid and spray-applied waterproofing membranes, vapor and air barriers, and HVAC duct sealants and hardware for the commercial and residential construction markets. The roofing systems, as well as the coatings and waterproofing products, are sold through a network of authorized sales representatives and distributors.

The construction materials business operates manufacturing facilities located throughout the United States, its primary market. With respect to its insulation operations, in 2005, the construction materials business announced the construction of new insulation facilities in Tooele, UT and Smithfield, PA. These two new insulation facilities complement the four existing insulation operations in Kingston, NY, Franklin Park, IL, Lake City, FL and Terrell, TX. EPDM manufacturing operations are located in Carlisle, PA and Greenville, IL.

Raw materials include EPDM polymer, TPO polymer, carbon black, processing oils, solvents, asphalt, MDI, polyol, polyester fabric, black facer paper, OSB clay and various metal cans as well as cardboard boxes for product packaging. Critical raw materials generally have at least two vendor sources to better assure adequate supply. For raw materials that are single sourced, the vendor typically has multiple processing facilities to better assure adequate supply. In general, this business believes that sufficient quantities of raw materials can be obtained through normal sources to avoid interruption of production in 2007.

Sales and earnings tend to be somewhat higher in the second and third quarters due to increased construction activity during those periods.

The construction materials business’ working capital practices include the following:

(i)             Standard accounts receivable payment terms of 45 days to 90 days.

(ii)         Standard accounts payable payment terms of 30 days to 45 days.

(iii)     Inventories are maintained in sufficient quantities to meet forecasted demand. Due to the seasonal demand of the construction market, inventories tend to be higher in the first quarter.

The construction materials business serves a large and diverse customer base. No customer represented more than 10% of this segment’s revenues in 2006.

This business competes in the construction materials market, a market with numerous competitors that produce roofing, insulation and waterproofing products for commercial and residential applications. The level of competition within the market varies by product line. The construction materials business competes through pricing, innovative products, warranties and customer service. This business offers extended warranty programs on its installed roofing systems, ranging from five (5) years to thirty (30) years and, subject to certain exclusions, cover leaks in the roofing system attributable to a problem with the particular product or the installation of the product. In order to qualify for the warranty, the building owner must have the roofing system installed by an authorized roofing applicator—an independent roofing contractor trained by the Company to install its roofing systems.

Industrial Components

The Industrial Components segment is comprised of the tire and wheel business and the power transmission belt business. The tire and wheel business manufactures and sells bias-ply, non-automotive rubber tires as well as stamped and roll-formed steel wheels. These products are sold by direct sales personnel to original equipment manufacturers (“OEMs”), mass merchandisers and various tire and wheel distributors located primarily in the U.S. and Canada. Primary markets served by the tire and wheel business include lawn and garden—outdoor power equipment mass merchant, lawn and garden—outdoor power equipment dealer, trailer, all-terrain vehicle, golf cart, agriculture, and the related aftermarkets. The tire and wheel business also manufactures and sells styled wheels to the automotive aftermarket. Individual project managers are assigned to each of these various markets and are responsible for strategy development, product concept and development as well as product life cycle management.

The power transmission belt business manufactures and sells industrial belts and related components to OEMs, mass merchandisers and various wholesale and industrial distributors located primarily in the U.S. and Canada. It also sells processed raw materials to OEMs. All sales are made by direct sales personnel. Primary markets served by the power transmission belt business include lawn and garden, home appliance, power sports/recreational vehicles, fitness, agriculture, and the related aftermarkets.

Both businesses operate manufacturing facilities in the United States and jointly operate a manufacturing facility in Shenzhen, China.

The tire and wheel business’ primary raw materials include steel used to manufacture wheels, as well as rubber and other oil based commodities required for tire production. Raw materials used by the power transmission belt business include rubber, various textile cords and oil based commodities required for belt production. Both companies source their raw materials worldwide to better assure adequate supply. Both businesses believe that sufficient quantities of their respective raw materials can be obtained through normal sources to avoid interruption of production in 2007.

Sales and earnings for both Industrial Components businesses tend to be somewhat higher in the first six (6) months of the year due to peak sales in the lawn and garden and agricultural markets.

The working capital practices of both businesses include:

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

Both the tire and wheel and power transmission belt businesses have several significant OEM customers, however, no individual customer accounted for more than 10% of segment sales in 2006.

The tire and wheel business competes globally against companies having manufacturing facilities in the Far East. The power transmission belt business also faces global competition with its major competitors having manufacturing operations in the United States, Mexico and the Far East. For both businesses, product lines serving most markets tend to be price competitive. Both businesses strive to achieve competitive advantage through low cost production, distribution capability, customer service, quality and manufacturing flexibility.

Transportation Products

The Transportation Products segment is comprised of the specialty trailer business, which manufactures and sells truck trailers to a variety of markets. Sales are categorized as follows:  (i) construction—includes open-deck trailers used by contractors for hauling equipment to and from sites or by rental companies for equipment delivery, (ii) material hauling—includes various dump trailer lines, such as steel bottom-dumps, side-dumps, end-dumps and live-bottoms as well as aluminum end dump and pneumatic bulk tank trailers, (iii) specialized—includes large-capacity multi-unit trailers and specially designed trailers for specific hauling purposes, and (iv) commercial—includes trailers sold for use by truckers for over-the-road hauling and general freight. A majority of sales in this business are to dealers with the balance sold direct to end-users such as rental companies, national accounts, heavy-haulers and waste haulers. The specialty trailer business operates manufacturing facilities in the U.S., which is its primary market.

The specialty trailer business’ raw materials include aluminum, high-tensile steel, lumber, tires, axles, suspensions, hydraulic and electrical components. Critical raw materials generally have at least two vendor sources to better assure adequate supply. The Company believes that sufficient quantities of their key raw materials can be obtained in 2007.

The operations of the specialty trailer business are generally not seasonal in nature.

This segment’s working capital practices include:

(i)    Standard accounts receivable payment terms of 10 days to 40 days.

(ii)   Standard accounts payable payment terms of 10 days to 60 days.

(iii)  Inventories are maintained in sufficient quantities to meet forecasted demand.

This business serves a diverse customer base. No individual customer accounted for more than 10% of segment sales in 2006.

The specialty trailer business’ products compete primarily based on quality and options as well as price. The commercial and material hauling products compete primarily on price. Conversely, the large-capacity multi-unit trailers manufactured for specialized purposes tend to compete primarily on quality and options.

Specialty Products

Specialty Products includes the on-highway and off-highway motion control systems business. On-highway products include heavy-duty friction blocks, brake shoes and disc linings, as well as brake shoe remanufacturing and relining for on-highway Class 6, 7 and 8 trucks. These products are sold to heavy-duty truck and trailer OEMs, brake and axle OEMs, as well as through an aftermarket distribution channel by direct sales personnel.

Off-highway products include braking systems for off-highway and industrial equipment, specialty friction products, as well as brake actuation systems for on-highway towed vehicles. These products are sold to heavy-duty equipment OEMs, clutch and brake OEMs, replacement part distributors and trailer distributors by direct sales personnel.

The motion control systems business operates manufacturing facilities in the United States, which is its primary market. In 2005, the Company acquired a heavy-duty brake lining and brake shoe facility in Hangzhou, China. The Hangzhou, China facility is used primarily to manufacture product to export to the United States. The off-highway business’ products are sold into the European market through a light assembly, warehouse operation maintained in Zevenaar, The Netherlands as well as a facility in Pontypool, Wales. The Pontypool, Wales, facility was acquired to operate the Company’s off-highway brake assets purchased from ArvinMeritor, Inc in 2005.

Raw materials used in on-highway friction and brake shoe product producing plants include fiberglass, phenolic resin, steel, metallic chips and various other organic materials. Although the supply of fiberglass, resin and metal chips has become more constrained, the Company has not encountered any significant availability issues for its on-highway key raw materials and believes that adequate quantities can be obtained in 2007. The raw materials used for off-highway products are diverse. These brake manufacturing operations require the use of various metal products such as castings, pistons, springs and bearings. With respect to its friction products, the raw materials are similar to those described for the on-highway products. Although availability of the off-highway friction products has become more constrained, this business believes that adequate quantities of all of its raw materials can be obtained in 2007.

Sales and earnings for the on-highway products tend to be strongest in the second quarter to coincide with increased truck and trailer maintenance typically scheduled in the spring. Sales and earnings for the off-highway motion products are not seasonal.

With respect to working capital, practices include the following:

(i)    Standard accounts receivable payment terms of 30 days to 60 days.

(ii)   Standard accounts payable payment terms of 30 days to 45 days.

(iii)  Inventories are maintained in sufficient quantities to meet forecasted demand.

No customer accounted for more than 10% of segment sales in 2006, with the off-highway customer base being somewhat more diverse. The Company’s relationships with its largest OEM customers impact aftermarket participation in that acceptance of product by these OEMs facilitates aftermarket sales.

Differentiation between competitors is based primarily on price.

General Industry (All Other)

The General Industry segment includes the Company’s foodservice business, the high-performance wire and cable business, and the refrigerated truck body business.

The Company’s foodservice products business manufactures and distributes (i) commercial and institutional foodservice permanentware, table coverings, cookware, display pieces, light equipment and supplies to restaurants, hotels, hospitals, nursing homes, schools and correctional facilities, and (ii) industrial brooms, brushes, mops, rotary brushes and carpet care products for industrial, commercial and institutional facilities. The company’s product line is distributed from four primary distribution centers located in Charlotte, NC, Oklahoma City, OK, Reno, NV and Zevenaar, The Netherlands to wholesalers, distributors and dealers. These distributor and dealer customers, in turn, sell to commercial and non-commercial foodservice operators and sanitary maintenance professionals. Distributors and dealers are solicited through subcontracted manufacturer representatives and direct sales personnel. The foodservice business operates manufacturing facilities in the United States and Mexico, and sales are made primarily in North America and Europe.

The high-performance wire and cable business manufactures and distributes high-performance wire, cable, connectors and cable assemblies, including RF/microwave connectors and cable assemblies, primarily for the aerospace, business aircraft, defense electronics, test and measurement equipment and wireless infrastructure equipment industries. This business operates manufacturing facilities in the United States and China with the United States being the primary target market for sales. Sales are made by direct sales personnel.

The refrigerated truck bodies business manufactures and sells insulated refrigerated truck bodies to a variety of markets including food, dairy and home delivery. This business’ main distribution channels are through a factory direct sales staff, and to a lesser extent through a limited dealer network. The refrigerated truck bodies business operates a single manufacturing facility in Rice Lake, WI and sells primarily into the U.S. market.

Raw materials used by the foodservice products business include polymer resins, stainless steel and aluminum. Key raw materials are typically sourced worldwide to better assure adequate supply.  The Company believes that sufficient quantities of raw material can be obtained for this business through normal sources to avoid interruption of production in 2007.

The high-performance wire and cable business’ raw materials include copper conductors that are plated with tin, nickel or silver, polyimide tapes, PTFE tapes, PTFE fine powder resin, thermoplastic resins, stainless steel, machined metals and plastic parts. Key raw materials are typically sourced worldwide to better assure adequate supply. The Company believes that sufficient quantities of raw material can be obtained for this business through normal sources to avoid interruption of production in 2007.

The raw materials and components used by the refrigerated truck bodies business include refrigeration compressors, eutectic holdover plates, mechanical blower refrigeration systems, hydraulic liftgates, fiberglass, polyester resins, polyurethane foam resins, steel, aluminum, plywood, and cast and stainless steel hardware. The Company believes that sufficient quantities of their key raw materials can be obtained in 2007.

The operations of the companies included in this segment are generally not seasonal in nature.

The working capital practices of all businesses within the General Industry segment include:

(i)    Standard accounts receivable payment terms of 10 days to 40 days.

(ii)   Standard accounts payable payment terms of 10 days to 60 days.

(iii)  Inventories are maintained in sufficient quantities to meet forecasted demand.

Each business within this segment had significant customers in 2006, however, no individual customer accounted for more than 11% of segment sales in 2006.

All three businesses in this segment are engaged in markets that are generally highly competitive. The foodservice products business competes primarily on price, service and product performance. Product performance, either mechanical or electrical in nature, is the number one competitive criterion for the high-performance wire and cable business. The refrigerated truck bodies business competes primarily on quality and performance with an emphasis on thermal efficiency.

Discontinued Operations

As part of its commitment to concentrate on its core businesses, in November of 2005 the Company announced plans to sell the systems and equipment businesses, consisting of Carlisle Process Systems,

Walker Stainless Equipment, CPS Pharma, and Walker Transportation. The Company completed the sale of these operations in 2006. The Company also expects to complete the sale of the giftware operations of the foodservice products business in 2007. In 2004, the Company disclosed plans to sell three businesses including the plastic components operation of the tire and wheel business, formerly presented within the Industrial Components segment, the pottery operations of the foodservice products business, previously reported within the General Industry segment, as well as all operations of Carlisle Engineered Products, which comprised the former Automotive Components segment. These sales were completed in 2005. The assets of these operations have met the criteria for, and have been classified as “held for sale” in accordance with SFAS 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.”  In addition, results of operations for these businesses, and any gains or losses recognized from their sale, are reported as “discontinued operations” in accordance with SFAS 144.

Principal Products

The Company’s products are discussed above and in additional detail in Note 19 to the Consolidated Financial Statements in Item 8.

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

Backlog

Backlog of orders from continuing operations generally is not a significant factor in most of the Company’s businesses, as most of the Company’s products have relatively short order-to-delivery periods. Backlog of orders from continuing operations was $273.6 million at December 31, 2006 and $298.5 million at December 31, 2005; however, the majority of these orders are not firm in nature.

Government Contracts

At December 31, 2006, the Company had no material contracts that were subject to renegotiation of profits or termination at the election of the U.S. government.

Research and Development

The Company’s research and development expenses from continuing operations were $15.1 million in 2006 compared to $15.4 million in 2005 and $14.6 million in 2004.

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

Employees

The Company had approximately 11,000 employees in its continuing operations at December 31, 2006.

International

For foreign sales, export sales and an allocation of the assets of the Company’s continuing operations, see Note 19 to the Consolidated Financial Statements in Item 8.

NYSE Affirmation

On May 5, 2006, Richmond D. McKinnish, the Company’s Chief Executive Officer, submitted to the New York Stock Exchange (the “NYSE”) the Annual CEO Certification and certified therein that he was not aware of any violation by the Company of the NYSE’s Corporate Governance listing standards.

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

Material costs are a significant component of the Company’s cost structure.   The Company utilizes petroleum based products, steel and other commodities in its manufacturing processes. Raw materials account for approximately 70% of the Company’s cost of goods sold. Significant increases in the price of these materials may not be recovered through sale price and could adversely affect operating results. The Company also relies on global sources of raw materials, which could be adversely impacted by slow or unfavorable shipping or trade arrangements.

The Company must balance the inventory it carries with market demand.   A significant increase in demand for its products could result in additional inventory demand which could cause a short-term increase in the cost of inventory purchases. A significant decrease in demand could result in an increase of inventory on hand and as well as increased costs due to production cutbacks and inefficiencies.

The products manufactured may become obsolete due to design or technology changes.   The Company’s future operating success may depend upon its ability to redesign or find new applications for its current products or develop new products.

The Company faces increased off-shore competition.   The tire and wheel and power transmission belt businesses compete against companies that leverage low cost manufacturing through facilities located outside the United States. While the Company has been price competitive, it may need to adjust its operating strategies to remain competitive against the off-shore competition.

The Company is expanding its operations into China.   To compete globally against low-cost manufacturers with operations located outside the United States, the Company has expanded many of its operations into China. Conducting operations within China may cause the Company to be impacted by the political environment within China and trade relations between the United States and Chinese governments. Many of the products manufactured in China are sold in the North American market. Therefore the Company may be impacted by the cost and availability of shipping channels and amount of time required to ship the goods to the intended market. Revenues for sales of products manufactured in China for the North American market are generated predominately in U.S. Dollars. Many of the obligations incurred by these operations are settled in Chinese Renminbi or Hong Kong Dollars. Should the U.S. Dollar weaken significantly against the Renminbi or Hong Kong Dollar, the Company’s results of operations could be adversely affected. The Company continues to monitor developments in China that may affect its strategy and will hedge its currency risk exposure when deemed effective and prudent.

The Company and the markets it serves can be negatively impacted by significant changes in interest rates.   The Company may utilize interest rate swaps or other derivative instruments to mitigate its interest rate, currency and investment risk. Many of the markets served by Carlisle are impacted by interest rates. A significant rise in interest rates may curtail construction activities and other capital spending, as well as consumer spending, all of which could have an adverse impact on operating results.

The Company has significant concentrations in the general construction and lawn and garden markets.   For the year ended December 31, 2006, approximately 43% of the Company’s revenues, and 56% of its operating income were generated by the Construction Materials segment. Construction spending is affected by economic conditions, changes in interest rates, demographic and population shifts, and changes in construction spending by federal, state, and local governments. A decline in the commercial construction market could adversely affect the Company’s performance.

Approximately 30% of revenues for the year ended December 31, 2006, and 20% of its operating income were generated by the Company’s Industrial Components segment. The businesses in this segment rely heavily on the condition of the lawn and garden market. Softening in this market could place negative pressure on the Company’s results of operations.

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

Item 1B.   Unresolved Staff Comments

None.

Item 2.   Properties

The number, type, location and size of the Company’s properties as of December 31, 2006 are shown on the following charts, by segment.

	Number and Nature of Facilities			Square Footage (000’s)
Segment	Manufacturing(1)	Warehouse(2)	Office	Owned	Leased
Construction Materials	17	4	12	2,473	778
Industrial Components	15	33	4	2,886	2,473
Specialty Products	12	0	2	1,111	327
Transportation Products	4	0	0	484	79
General Industry (Other)	11	8	2	851	877
Discontinued Operations	1	0	1	250	24
Corporate	0	0	2	0	14

	Locations
Segment	North America	Europe	China
Construction Materials	32	1	0
Industrial Components	49	0	3
Specialty Products	11	2	1
Transportation Products	4	0	0
General Industry (Other)	21	0	0
Discontinued Operations	1	1	0
Corporate	2	0	0

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

Part II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of
                  Equity Securities.

The Company’s common stock is traded on the New York Stock Exchange. As of December 31, 2006, there were 1,725 shareholders of record.

Quarterly cash dividends paid and the high and low prices of the Company’s stock on the New York Stock Exchange in 2006 and 2005 were as follows:

2006	First	Second	Third	Fourth
Dividends per share	$0.250	$0.250	$0.270	$0.270
Stock Price
High	$82.56	$88.99	$85.50	$90.35
Low	$67.59	$75.57	$73.32	$78.24

2005	First	Second	Third	Fourth
Dividends per share	$0.230	$0.230	$0.250	$0.250
Stock Price
High	$72.72	$74.80	$70.79	$70.73
Low	$61.12	$67.65	$59.00	$58.88

The Company did not repurchase equity securities during the period October 1 through December 31, 2006.

The Company announced the reactivation of its share repurchase program on August 17, 2004. The program was initially approved on November 3, 1999. The Company initially had authority to repurchase 1,506,445 shares of its common stock. At this time, the Company has authority to repurchase 370,945 shares of its common stock.

Item 6.   Selected Financial Data.

Five-Year Summary

	2006	2005*	2004*	2003*	2002*
	In thousands except shareholders of record and per share data
Summary of Operations
Net sales	$2,572,510	$2,206,965	$1,996,600	$1,689,216	$1,548,635
Gross margin	$522,589	$437,943	$388,883	$343,142	$307,768
Selling & administrative expenses	$242,513	$213,236	$200,593	$178,053	$175,401
Research & development	$15,081	$15,386	$14,630	$14,875	$14,709
Other (income) expense, net	$(10,636)	$(760)	$(15)	$(4,204)	$542
Earnings before interest and income taxes	$275,631	$210,081	$173,675	$154,418	$117,116
Interest expense, net	$20,314	$15,908	$14,378	$13,937	$16,685
Income from continuing operations, net of tax	$177,286	$133,721	$110,747	$94,775	$65,372
Basic earnings per share	$5.79	$4.35	$3.57	$3.09	$2.15
Diluted earnings per share	$5.70	$4.30	$3.53	$3.07	$2.14
Income (loss) from discontinued operations, net of tax	$38,403	$(27,356)	$(31,135)	$(5,855)	$7,006
Basic earnings per share	$1.25	$(0.89)	$(1.00)	$(0.19)	$0.23
Diluted earnings per share	$1.23	$(0.88)	$(0.99)	$(0.19)	$0.23
Income before cumulative effect of change in accounting	$215,689	$106,365	$79,612	$88,920	$72,378
Basic earnings per share	$7.04	$3.46	$2.57	$2.90	$2.38
Diluted earnings per share	$6.93	$3.42	$2.54	$2.88	$2.37
Cumulative effect of change in accounting principle, net of tax	$—	$—	$—	$—	$(43,753)
Basic earnings per share	$—	$—	$—	$—	$(1.44)
Diluted earnings per share	$—	$—	$—	$—	$(1.43)
Net income	$215,689	$106,365	$79,612	$88,920	$28,625
Basic earnings per share	$7.04	$3.46	$2.57	$2.90	$0.94
Diluted earnings per share	$6.93	$3.42	$2.54	$2.88	$0.94
Financial Position
Net working capital(1)	$511,555	$288,461	$268,247	$218,203	$131,861
Property, plant and equipment, net (continuing operations)	$462,307	$431,996	$385,304	$373,244	$360,584
Total assets	$1,877,817	$1,566,355	$1,501,241	$1,434,970	$1,328,787
Long-term debt(3)	$274,658	$283,297	$259,554	$267,746	$267,739
% of total capitalization(2)	22.6	28.0	27.1	29.8	32.6
Shareholders’ equity	$942,209	$730,239	$698,487	$631,930	$553,077
Other Data
Average shares outstanding—basic	30,620	30,736	31,032	30,705	30,441
Average shares outstanding—diluted	31,118	31,078	31,409	30,863	30,583
Dividends paid	$32,010	$29,608	$27,960	$26,695	$25,887
Per share	$1.04	$0.96	$0.90	$0.87	$0.85
Capital expenditures	$95,479	$108,242	$77,623	$42,241	$39,336
Depreciation & amortization	$59,836	$56,322	$61,065	$60,366	$56,994
Shareholders of record	1,725	1,991	1,934	2,015	2,170

*                    2005 and prior figures have been revised to reflect discontinued operations and certain reclassifications to conform to 2006 presentation. See notes 1 and 17 to the Consolidated Financial Statements in Item 8.

(1)          Net working capital defined as total current assets less total current liabilities.

(2)          % of total capitalization defined as long-term debt divided by long-term debt plus shareholders’ equity.

(3)          Long-term debt includes discontinued operations of $0 at December 31, 2006; $871 at December 31, 2005; $1,170 at December 31, 2004; $1,280 at December 31, 2003; and $1,715 at December 31, 2002.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

Carlisle Companies Incorporated (“Carlisle”, the “Company”, “we” or “our”) is a diversified manufacturing company focused on achieving profitable growth internally through new product development and product line extensions, and externally through acquisitions that complement our existing technologies, products and market channels. The Company has more than 11,000 employees. Carlisle manages its businesses under three operating groups, Construction Materials, Industrial Components and Diversified Components, and reports five financial reporting segments:

•       Construction Materials: the “construction materials” business;

•       Industrial Components: the “tire and wheel” business; and the “power transmission belt” business;

•       Specialty Products: the “motion control systems” business;

•       Transportation Products: the “specialty trailer” business;

•       General Industry: the “high-performance wire and cable” business; the “refrigerated truck bodies” business; and the “foodservice products” business.

The Construction Materials and Industrial Components financial reporting segments remain unchanged compared to prior year disclosures. The Diversified Components group consists of the Specialty Products, Transportation Products and General Industry segments.

While the Company has offshore manufacturing operations, our markets are primarily in North America. Management focuses on continued year over year improvement in sales and earnings, return on capital employed and return on shareholders’ equity. Resources are allocated to the operating companies based on management’s assessment of their ability to obtain leadership positions in the markets they serve.

Net sales for the year ended December 31, 2006 were 17% higher than for the year ended December 31, 2005. Organic growth (defined as the increase in net sales excluding the impact of acquisitions and divestitures within the last twelve months as well as the impact of changes in foreign exchange rates), primarily within the Construction Materials segment, and to a lesser extent, the General Industry and Transportation Products segments, accounted for approximately $321.6 million or 88% of the improvement. Acquisitions in the Specialty Products segment contributed $35.7 million, or approximately 10% of the year-over-year growth. The impact of foreign exchange rates accounted for the remaining 2%. Income from continuing operations improved 33% for the current year as compared to 2005. With the exception of the Specialty Products segment, which declined year-over-year primarily as a result of higher raw material costs and integration costs associated with acquisitions, all segments reported improvement over the prior year. The largest contributor to the year-over-year growth was the Construction Materials segment.

Net sales for the year ended December 31, 2005 were 11% higher than for the year ended December 31, 2004. Organic growth within the Construction Materials segment accounted for the majority of the Company’s growth. Acquisitions in the Industrial Components and Specialty Products segments accounted for approximately 14% of the year-over-year growth. Income from continuing operations improved 21% for 2005 as compared to 2004. The Construction Materials segment accounted for the majority of the income growth, followed by the Transportation Products and Specialty Products segments. Partially offsetting growth in these segments was a decline in the Industrial Components and General Industry segments. For more information relating to the Company’s segments, refer to Note 19 in the Notes to the Consolidated Financial Statements in Item 8.

In efforts to align its businesses with a focus on its core competencies, the Company has disposed of its automotive components business, and systems and equipment business. The sale of the assets of the automotive components business was substantially completed as of December 31, 2005. In the fourth quarter of 2006, the Company completed the sale of its systems and equipment business.

Results from continuing operations for the years ended December 31, 2006, 2005 and 2004 included the following items:

	Pre-tax gain (loss)			After-tax gain (loss)			Earnings Per Share
	2006	2005	2004	2006	2005	2004	2006	2005	2004
	In millions, except per share data
Consolidated
Tax benefit related tax audits	$—	$—	$—	$1.1	$3.0	$3.7	$0.04	$0.10	$0.12
Tax law changes	—	—	—	4.3	—	—	0.14	—	—
Expensing of stock options	(3.5)	—	—	(2.4)	—	—	(0.08)	—	—
Construction Materials
Proceeds on legal actions initiated by Carlisle	5.6	—	—	3.8	—	—	0.12	—	—
Asset charges	(1.8)	—	—	(1.2)	—	—	(0.04)	—	—
Gain on insurance proceeds	0.8	1.3	1.9	0.6	0.9	1.3	0.02	0.03	0.04
Gain on sale of property	—	0.8	—	—	0.5	—	—	0.02	—
Industrial Components
Curtailment gain on retiree medical benefits	5.6	—	—	3.7	—	—	0.12	—	—
Proceeds on legal actions initiated by Carlisle	1.5	3.6	—	1.0	2.5	—	0.03	0.08	—
Lease termination costs	(1.3)	—	—	(0.9)	—	—	(0.03)	—	—
Asset charges on closed facility	(1.2)	—	—	(0.8)	—	—	(0.03)	—	—
Gain on sale of property	0.6	—	—	0.4	—	—	0.01	—	—
Specialty Products
Asset charges	—	—	(2.6)	—	—	(1.7)	—	—	(0.06)
General Industry
Gain on sale of property	—	0.8	—	—	0.5	—	—	0.02	—
Arbitration proceedings concerning termination of a supply agreement	(2.5)	—	—	(1.7)	—	—	(0.05)	—	—
Lease arrangement for closed facility	—	(4.0)	—	—	(2.7)	—	—	(0.09)	—
	$3.8	$2.5	$(0.7)	$7.9	$4.7	$3.3	$0.25	$0.16	$0.10

2006 Compared to 2005

Consolidated Results of Continuing Operations

Net sales of $2.57 billion for the year ended December 31, 2006 were $365.5 million, or 17%, above 2005 net sales of $2.21 billion. Organic growth, primarily in the Construction Materials and to a lesser extent, the Transportation Products and General Industry segments, contributed approximately 88% of the improvement. Increased sales volumes, excluding the impact of acquisitions, accounted for approximately 73% of the growth. Acquisitions within the Specialty Products segment contributed $35.7 million, or approximately 10% to the year-over-year growth. The impact of changes in foreign currency rates accounted for approximately 2% of the improvement.

Cost of goods sold of $2.05 billion for the twelve months ended December 31, 2006 were $280.9 million, or 16% higher than in 2005. An increase in raw material costs accounted for approximately 85% of the increase, and was primarily driven by higher sales volumes, and to a lesser extent, higher raw material prices.

Gross margin (net sales less cost of goods sold expressed as a percent of net sales) of 20.3% recognized in 2006 improved slightly as compared to gross margin of 19.8% recognized in 2005. The increase was attributable to the increase in sales, which more than offset the increase in cost of goods sold. While cost of goods sold have generally increased relative to sales volume increases; price volatility in energy costs and petroleum based and commodity raw materials may cause cost of goods sold to increase disproportionately to sales volume. The Company may not be able to recover all increases in cost of goods sold through selling price increases.

Selling and administrative expenses of $242.5 million for the year ended December 31, 2006 were approximately 14% above $213.2 million in 2005. The increase was due primarily to an increase in variable selling expenses, the most significant being sales commissions. Such expenses typically increase or decrease with the level of sales. Also impacting 2006 was the Company’s recording of $3.5 million of stock option expense. As a percent of net sales, selling and administrative expenses were approximately 9.4% and 9.7% for the years ended December 31, 2006 and 2005, respectively.

Research and development expenses of $15.1 million for the twelve months ended December 31, 2006 decreased from $15.4 million in 2005. As a percent of net sales, research and development expenses were 0.6% of sales in 2006, versus 0.7% of sales in 2005.

Other income, net of $10.6 million for the twelve months ended December 31, 2006 compared to other income, net of $0.8 million for the same period in 2005. Results for the 2006 period included $7.1 million of proceeds received from legal actions initiated by the Company, $6.0 million of equity income related to the Company’s 25% minority share in its European joint venture (“Icopal”), $5.6 million related to the curtailment of certain retiree medical plans, and $0.8 million of insurance proceeds. Offsetting these gains were expenses of $4.3 million associated with the securitization program, losses of $2.5 million related to an arbitration proceeding concerning the termination of a supply agreement, $1.3 million of lease termination costs, and $1.2 million of asset charges at a closed facility.

Included in 2005 results was a gain of $3.6 million on proceeds received from certain legal actions initiated by the Company, gains of $1.6 million recognized on the sale of certain assets, and a $1.3 million gain recognized on insurance proceeds. Also included in 2005 results were equity earnings from the Company’s joint ventures of $3.6 million. Offsetting these gains was a charge of $4.0 million related to a lease arrangement for a closed facility in the General Industry segment, expenses of $4.3 million related to the Company’s securitization program and foreign exchange losses recorded on subsidiary debt of $1.4 million.

Earnings before interest and income taxes (“EBIT” or “earnings”) for the year ended December 31, 2006 were $275.6 million, a 31% improvement over $210.1 million recognized in 2005. As a percent of sales, EBIT improved to 10.7% in 2006, up from 9.5% in 2005. The Construction Materials segment posted the largest improvement and accounted for the majority of the year-over-year increase. The General Industry and Transportation Products segments also reported strong growth in 2006, while results in the Industrial Components segment were slightly above the prior year. Earnings in the Specialty Products segment decreased from the prior year.

Interest expense, net of $20.3 million for the twelve months ended December 31, 2006 was 28% higher than interest expense, net of $15.9 million in 2005. Interest expense in 2006 was impacted by the issuance of 6.125% $150 million ten-year notes issued in August 2006 in anticipation of the Company’s 7.25% $150 million notes which matured in January 2007. The net proceeds of the August 2006 notes were used in the interim period to repay all amounts outstanding under the Company’s uncommitted line of credit, to reduce the trade accounts receivable sold under the Company’s receivables securitization facility and for general corporate purposes. An increase in interest rates and slightly higher average borrowings offset lower capitalized interest relating to decreased capital spending as compared to the prior year. The increase in interest expense year-over-year was partially offset by higher interest income, reflecting higher short-term investments as compared to the prior year.

Income tax expense of $78.0 million in 2006 represented an effective tax rate of 30.6% and included benefits related to tax law changes and the favorable settlement of certain tax liabilities of $4.3 million and $1.1 million, respectively. Income tax expense of $60.5 million in 2005 represented an effective tax rate of 31.1% and included a benefit of $3.0 million related to a favorable adjustment of the Company’s tax liabilities resulting from the final settlement of the 2002 and 2003 federal tax filings and certain state tax filings from 1997 to 1999.

The Company participated in the U.S. Internal Revenue Service’s real time audit program, Compliance Assurance Process (“CAP”), during 2006 and 2005. Under the CAP program, material tax issues and initiatives were disclosed to the IRS throughout the year with the objective of reaching agreement as to the proper reporting treatment. The Company received a full acceptance letter from the IRS for tax year 2005. The Company believes that this approach reduced tax-related uncertainties, enhanced transparency and reduced administrative costs. The Company expects to continue participating in the CAP program in 2007.

Income from continuing operations was $177.3 million, or $5.70 per diluted share, for the year ended December 31, 2006, a 33% improvement over $133.7 million, or $4.30 per diluted share, for the year ended December 31, 2005.

Consolidated Results of Discontinued Operations

Income from discontinued operations for the year ended December 31, 2006 was $40.8 million as compared to a loss of $34.2 million in 2005. 2006 results included the gain on the sale of the systems and equipment business of $41.3 million. 2005 results included an impairment charge against fixed assets as well as a loss on the sale of substantially all of the assets of the Company’s discontinued automotive components operations, which in combination totaled approximately $29.2 million before taxes. Also impacting 2005 results were after-tax reserves of $7.2 million recorded against the retained accounts receivable of the automotive components business related to the Chapter 11 bankruptcy filing of Delphi Corporation on October 8, 2005 as well as losses associated with the liquidation of the remaining assets of this business.

Income from discontinued operations, net of tax, for the year ended December 31, 2006 was $38.4 million, or $1.23 per diluted share, as compared to a loss of $27.4 million, or $0.88 per diluted share in 2005. The effective tax rate for discontinued operations was 5.9% and 20.1%, respectively, for the years ended December 31, 2006 and 2005. The lower rate in 2006 was a result of the utilization of carryforward attributes and the realization of non-taxable gains. The benefit rate in 2005 resulted from the reserve of certain deferred tax assets related to loss carryforwards the Company believed may not be realized.

Net income of $215.7 million, or $6.93 per diluted share, for the year ended December 31, 2006 was 103% higher than $106.4 million, or $3.42 per diluted share, for the year ended December 31, 2005.

2005 Compared to 2004

Consolidated Results of Continuing Operations

Net sales of $2.21 billion for the year ended December 31, 2005 were $210.4 million, or 11%, above 2004 net sales of $2.00 billion. Organic growth, primarily in the Construction Materials and Transportation Products segments, accounted for approximately 88% of the improvement. Acquisitions within the Industrial Components segment and Specialty Products segment contributed approximately $28.8 million, or 14% of the improvement. Increased selling prices and product mix accounted for approximately 8% of the 11% improved sales performance. Increased volumes accounted for the remaining improvement of approximately 3%. The impact of changes in foreign currency rates was negligible.

Cost of goods sold of $1.77 billion for the twelve months ended December 31, 2005 increased $161.3 million over $1.61 billion in 2004. Higher raw material costs accounted for approximately 83% of the increase, and were largely attributable to commodities the Company uses in its manufacturing processes whose costs can be impacted by petroleum based market conditions.

Gross margin of 19.8% recognized in 2005 was slightly higher than gross margin of 19.5% in 2004. The improvement in gross margin was largely attributable to increased selling prices and product mix. The Company implemented higher selling prices in 2005 primarily to offset increased raw material costs.

Selling and administrative expenses of $213.2 million for the year ended December 31, 2005 were approximately 6% above $200.6 million in 2004. The majority of the increase was attributable to variable expenses associated with increased sales, the most significant being sales commissions. Such expenses typically increase or decrease with the level of sales. As a percent of net sales, selling and administrative expenses were approximately 9.7% and 10.0% for the years ended December 31, 2005 and 2004, respectively.

Research and development expenses of $15.4 million in 2005 were approximately 5% higher than in 2004, primarily relating to increased activity in the Construction Materials segment. As a percent of sales, research and development expenses in 2005 were consistent with 2004.

Other income, net of $0.8 million for the twelve months ended December 31, 2005 compared to other income, net of less than one hundred thousand dollars for the same period in 2004. Included in 2005 results was a gain of $3.6 million on proceeds received from certain legal actions initiated by the Company, gains of $1.6 million recognized on the sale of certain assets, and a $1.3 million gain recognized on insurance proceeds.   Also included in 2005 results were equity earnings from the Company’s joint ventures of $3.6 million. Offsetting these gains was a charge of $4.0 million related to a lease arrangement for a closed facility in the General Industry segment, expenses of $4.3 million related to the Company’s securitization program and foreign exchange losses recorded on subsidiary debt of $1.4 million. Results for the 2004 period included equity earnings of $3.3 million and gains on the receipt of insurance proceeds of $1.9 million. Offsetting these gains were expenses of $2.6 related to the write-off of assets associated with the spring brake business and $1.8 million of expenses related to the Company’s securitization program.

Earnings before interest and income taxes for the year ended December 31, 2005 were $210.1 million, a 21% improvement over $173.7 million recognized in 2004. Most of the improvement occurred in the Construction Materials segment and to a lesser extent, the Transportation Products segment, and were partially offset by lower year-over-year earnings in the General Industry and Industrial Components segments.

Interest expense, net of $15.9 million for the twelve months ended December 31, 2005 was 11% higher than interest expense, net of $14.4 million in 2004. The increase was due primarily to higher average borrowings throughout the year used to support working capital needs, capital expenditures and acquisitions. Unfavorable positions on the Company’s interest rate swaps relative to 2004 were more than offset by higher capitalized interest relating to increased capital spending as compared to 2004.

Income tax expense of $60.5 million in 2005 represented an effective tax rate of 31.1% and included a benefit of $3.0 million related to a favorable adjustment of the Company’s tax liabilities resulting from the final settlement of the 2002 and 2003 federal tax filings and certain state tax filings from 1997 to 1999. Income tax expense of $48.6 million in 2004 represented an effective tax rate of 30.5% and included a $3.7 million benefit related to favorable federal and state tax settlements.

Income from continuing operations, net of tax was $133.7 million, or $4.30 per diluted share, for the year ended December 31, 2005, a 22% improvement over $110.7 million, or $3.53 per diluted share, for the year ended December 31, 2004.

Consolidated Results of Discontinued Operations

Loss from discontinued operations for the year ended December 31, 2005 was $34.2 million as compared to $48.7 million in 2004. 2005 results included an impairment charge against fixed assets as well as a loss on the sale of substantially all of the assets of the Company’s discontinued automotive components operations, which in combination totaled approximately $29.2 million before taxes. Also impacting results were after-tax reserves of $7.2 million recorded against the retained accounts receivable of the automotive components business related to the Chapter 11 bankruptcy filing of Delphi Corporation on October 8, 2005 as well as losses associated with the liquidation of the remaining assets of this business. Results for the twelve months ended December 31, 2004 included a pre-tax charge of $40.3 million related to the write-off of goodwill and $4.4 million of other assets associated with the automotive components businesses. Results for the systems and equipment group were positive in both years, reporting pre-tax earnings of $12.8 million and $11.3 million for the twelve months ended December 31, 2005 and 2004, respectively.

Loss from discontinued operations, net of tax, for the year ended December 31, 2005 was $27.4 million, or $0.88 per diluted share, as compared to $31.1 million, or $0.99 per diluted share in 2004. The effective tax rate for discontinued operations was 20.1% and 36.0%, respectively, for the years ended December 31, 2005 and 2004. The lower benefit rate in 2005 resulted from the reserve of certain deferred tax assets related to loss carryforwards the Company believed may not be realized.

Net Income

Net income of $106.4 million, or $3.42 per diluted share, for the year ended December 31, 2005 was 34% higher than $79.6 million, or $2.54 per diluted share, for the year ended December 31, 2004.

Acquisitions

In July 2005, the Company acquired the heavy-duty brake lining and brake shoe assets of Zhejiang Kete (“Kete”) for approximately $34.2 million, of which approximately $28.3 million was paid in 2005, and the remainder in 2006. Located in Hangzhou, China, Kete is included in the Specialty Products segment and its operating results have been included in this segment since the acquisition. The Company has allocated the purchase price among the assets acquired, resulting in goodwill of approximately $26.5 million and identified intangible assets of approximately $2.5 million.

In October 2005, the Company acquired the off-highway brake assets of ArvinMeritor, Inc. for approximately $39.0 million. The acquisition included manufacturing assets and inventory from the ArvinMeritor facilities in York, SC, Lexington, KY and Cwmbran, South Wales, U.K. These assets were transitioned for the production of the off-highway motion control systems products of the Specialty Products segment. The Company has allocated the purchase price among the assets acquired, resulting in goodwill of approximately $14.3 million and identified intangible assets of approximately $13.0 million. Operating results have been included in the Specialty Products segment since the acquisition date.

On June 30, 2004, the Company acquired the specialty tire and wheel business of Trintex Corporation for $32.5 million. The operating results of Trintex Corporation since the acquisition, are included in the Industrial Components segment. The Company has completed the allocation of the purchase price among the acquired assets and liabilities assumed, resulting in goodwill of $24.9 million. Allocations among other major asset and liability classes were not material. The purchase agreement contains an earnout provision based on operating performance over a four-year period starting from the acquisition date. There have been no earnout payments through December 31, 2006. Any future amounts payable under this provision will be treated as a portion of the purchase price and allocated to goodwill.

Operating Segments

The following table summarizes segment net sales and EBIT.  The amounts for each segment should be referred to in conjunction with the applicable discussion below.

	Increase (Decrease)				Increase (Decrease)
	2006	2005*	Amount	Percent	2005*	2004*	Amount	Percent
	(In thousands, except percentage)
Net Sales
Construction Materials	$ 1,111,184	$ 865,652	$ 245,532	28%	$ 865,652	$ 721,958	$ 143,694	20%
Industrial Components	764,506	747,859	16,647	2%	747,859	727,189	20,670	3%
Specialty Products	187,578	151,960	35,618	23%	151,960	133,753	18,207	14%
Transportation Products	183,006	154,474	28,532	18%	154,474	113,803	40,671	36%
General Industry	326,236	287,020	39,216	14%	287,020	299,897	(12,877)	-4%
	$ 2,572,510	$ 2,206,965	$ 365,545	17%	$ 2,206,965	$ 1,996,600	$ 210,365	11%
Earnings Before Interest and Income Taxes
Construction Materials	$ 170,720	$ 131,844	$ 38,876	29%	$ 131,844	$ 94,478	$ 37,366	40%
Industrial Components	60,429	55,253	5,176	9%	55,253	61,067	(5,814)	-10%
Specialty Products	11,424	13,554	(2,130)	-16%	13,554	5,233	8,321	159%
Transportation Products	30,378	21,152	9,226	44%	21,152	6,408	14,744	230%
General Industry	31,140	17,659	13,481	76%	17,659	27,920	(10,261)	-37%
Corporate	(28,460)	(29,381)	921	3%	(29,381)	(21,431)	(7,950)	-37%
	$ 275,631	$ 210,081	$ 65,550	31%	$ 210,081	$ 173,675	$ 36,406	21%

*                     2005 and 2004 figures have been revised to exclude discontinued operations.

Construction Materials

2006 Compared to 2005

Net sales in the Construction Materials segment were $1.11 billion for the year ended December 31, 2006, an increase of 28% over $865.7 million recognized in 2005, representing growth in all product lines. The improvement over the prior-year was attributable primarily to higher volumes of thermoplastic polyolefin (“TPO”) membrane and insulation reflecting the expansion of the Company’s geographic reach and focus on total system sales.

Segment EBIT of $170.7 million for the twelve months ended December 31, 2006 represented a 29% improvement over 2005. EBIT as a percentage of sales (“EBIT margin”) was 15.4% in 2006 as compared to 15.2% in 2005. Current year results reflected equity income of $6.0 million related to Icopal, up from $2.5 million recognized in 2005.  The favorable impact of equity earnings on EBIT margins more than offset the impact of higher raw material costs and unfavorable product mix. Results for the year ended December 31, 2006 also included gains of $5.6 million and $0.8 million related to proceeds received on legal actions initiated by the Company and insurance proceeds, respectively. Results for the 2005 year included gains of a $1.3 million recorded from the receipt of insurance proceeds, as well as $0.8 million recognized on the sale of property.

In the fourth quarter of 2005, the Construction Materials business began production at its TPO roofing manufacturing facility in Tooele, UT. With respect to its insulation operations, in 2005, the Construction Materials business announced the construction of new insulation facilities in Tooele, UT and Smithfield, PA. Manufacturing operations commenced at the Tooele, UT facility in March 2006. The Smithfield, PA facility began production in August 2006. These two new insulation facilities complement the four other insulation operations in Kingston, NY; Franklin Park, IL; Lake City, FL; and Terrell, TX. Its domestic roofing ethylene propylene diene terpolymer (“EPDM”) manufacturing operations are located in Carlisle, PA and Greenville, IL.

Net sales and EBIT are generally higher for this segment in the second and third quarters of the year due to increased construction activity during these periods. The Company has benefited from very favorable market conditions in recent quarters, and thus performance in subsequent periods may not compare as favorably. Overall market conditions for commercial roofing continue to look favorable; however growth is not expected to be as strong as in previous periods. Uncertainties as to interest rates, raw material inflation, energy costs and weather conditions could have negative impacts on the market and the growth and margin performance of the segment.

2005 Compared to 2004

Net sales in 2005 were 20% above 2004. Sales were up in all product lines with sales of insulation products as well as EPDM and TPO membrane and accessories accounting for more than half of the increase. Higher selling prices, necessary to combat increased raw material costs, contributed to the improvement.

Segment EBIT of $131.8 million for the twelve months ended December 31, 2005 represented a 40% improvement over 2004. As a percent of sales, EBIT was 15.2% in 2005 as compared to 13.1% in 2004. The improvement reflected increased sales across all product lines, which were positively impacted by increased selling prices which more than offset higher raw material costs. Included in segment earnings for the twelve months ended December 31, 2005 was $2.5 million of equity income from Icopal. This compares to $2.4 million recognized in the same period of 2004. Also, included in the results for the year ended December 31, 2005 was a $1.3 million gain recorded from the receipt of insurance proceeds, as well as a gain of $0.8 million recognized on the sale of property. Results for the 2004 year included a gain of $1.9 million also related to insurance proceeds.

Industrial Components

2006 Compared to 2005

Net sales for the year ended December 31, 2006 were $764.5 million, a 2% increase over net sales in the prior year. Net sales in the tire and wheel business were 3% above 2005 levels, primarily reflecting an increase in selling prices. Increased sales in the commercial outdoor power equipment, high-speed trailer, all terrain vehicles (“ATV”) and replacement markets offset lower sales in the consumer power equipment market. Sales in the power transmission belt business were flat compared to last year. Sales were higher in commercial outdoor power equipment and distribution channels, and offset reduced sales of lower-margin business.

Segment EBIT for the twelve months ended December 31, 2006 was $60.4 million, representing a 9% increase as compared to 2005. Included in current year results was a curtailment gain of $5.6 million on retiree medical benefits, a $1.5 million gain resulting from proceeds received from certain legal actions initiated by the Company, and a $0.6 million gain on the sale of property. These gains offset lease termination costs of $1.3 million and asset charges related to closed facilities of $1.2 million. Results for the prior year included a gain of $3.6 million related to proceeds from legal actions. As a percent of sales, EBIT margins increased to 7.9% in the current year from 7.4% in 2005, reflecting increased selling prices and increased sales of higher-margin products.

Net sales and EBIT are generally higher in the first half of the year due to peak sales volumes in the outdoor power equipment market. Overall, demand began to show improvement in the fourth quarter of 2006 and the Company built inventories for anticipated demand in the first quarter of 2007; however, results in future periods could be negatively impacted should this trend not continue.

In February 2007, the Company purchased the assets of Meixian Tengfei Tyre Co., Ltd. (“Meiyan”) in Meizhou, Guandong, China for $19.6 million. Refer to Note 21 in the Notes to the Consolidated Financial

Statements in Item 8. This acquisition provides the capability to produce steel-belted radial trailer tires. Additionally, it will provide enhanced manufacturing capabilities for larger tires for the agriculture and construction markets, which is a growth platform for the Industrial Components segment.

2005 Compared to 2004

Net sales in 2005 were 3% above 2004. Net sales in the tire and wheel business were 6% above 2004 levels, reflecting higher sales in the outdoor power equipment, ATV, and replacement markets offsetting lower sales of styled wheels. Sales price increases implemented to offset higher raw material and utility costs contributed to the improvement and helped to offset weaker demand in the lawn and garden market. Acquisitions contributed $17.5 million to the improvement over 2004. Net sales in the power transmission belt business were down 9% from 2004 reflecting reduced demand in the lawn and garden and agricultural markets. Demand in the distribution market, while down for the year, began to show signs of recovery in the fourth quarter.

Segment EBIT for 2005 was down 10% as compared to 2004. Most of this decrease was related to lower earnings in the power transmission belt business relating to continued increases in raw materials and higher energy costs as well as increased expenses related to the shut-down of its union facility in Red Wing, MN and start up costs for increased production capacity at its facilities in Fort Scott, KS and Shenzhen, China. Proceeds related to certain legal actions initiated by the Company contributed $3.6 million to earnings in 2005. Earnings were flat as compared to 2004 in the tire and wheel business. As a percent of sales, EBIT fell from 8.4% in 2004 to 7.4% in 2005, reflecting extended shutdowns and model changeovers by lawn and garden original equipment manufacturers, as well as increased raw material and energy costs, partially offset by increased selling prices.

Specialty Products

2006 Compared to 2005

Net sales of $187.6 million for this segment in 2006 increased $35.6 million, or 23% from the prior year. Sales of off-highway products increased 45% over the prior year, reflecting the acquisition of the off-highway brake assets of ArvinMeritor, Inc. Sales of on-highway products were down slightly as compared to the prior year.

Segment EBIT fell to $11.4 million for the year ended December 31, 2006, a decrease of 16% from the prior year. Positive earnings from off-highway products relating to the ArvinMeritor asset acquisition were offset by manufacturing inefficiencies and charges associated with the integration of the Kete acquisition.

The braking business’ off-highway products are usually not subject to seasonality while the sales and earnings for the on-highway products tend to be strongest in the second quarter to coincide with increased truck and trailer maintenance typically scheduled in the spring. Certain legislation enacted by the Environmental Protection Agency which was effective January 1, 2007, resulted in increased demand in 2006 and will most likely result in a decrease in demand by OEM customers in 2007. The Company has secured and is working to identify additional replacement business to offset this possible decrease in demand. While there is no certainty as to the impact of these regulatory changes on 2007 sales and earnings, management believes they have mitigated a portion of the anticipated decline in demand. From time to time, the Company is subject to constraints in the availability of raw materials as well as to volatility in the costs of these raw materials. The brake business has experienced no significant raw material constraints in 2006; however, not all increases in raw material costs have been recovered through price increases. There is no guarantee that raw material availability and cost will not negatively impact future earnings for this segment. The Company could also be negatively impacted by cost and availability of shipping channels and the amount of time required to ship product manufactured in China.

2005 Compared to 2004

Net sales of $152.0 million for this segment in 2005 increased by $18.2 million, a 14% improvement over 2004. The acquisitions of two brake businesses contributed approximately $11.3 million to net sales in 2005. EBIT of $13.6 million increased $8.3 million, up from $5.2 million recognized in 2004. The improvement primarily reflected the impact of acquisitions in the fourth quarter of 2005. 2004 results also included a $2.6 million charge related to the write-off of certain assets of the spring brake business.

Transportation Products

2006 Compared to 2005

Net sales for this segment in 2006 of $183.0 million increased by $28.5 million, an improvement of 18% over net sales of $154.5 million in 2005. The increase represented increased demand for all product lines, the largest of which were in specialized, construction and material hauling trailers. Also contributing to the improvement were increased selling prices and favorable product mix.

Segment EBIT was $30.4 million for the year ended December 31, 2006, up 44% from EBIT of $21.2 million in 2005. As a percent of sales, EBIT improved from 13.7% recognized in 2005 to 16.6% in 2006. The improved performance is primarily the result of higher sales.

The specialty trailer business utilizes aluminum and steel in its manufacturing process. While the Company has been able to obtain sufficient supply of these raw materials, at times the Company may be subjected to limited availability as well as price volatility, which could have a significant impact on the profitability of this business. The Company has benefited from very favorable market cycle conditions in 2006 and 2005, and thus performance in subsequent periods may not compare as favorably as in recent periods.

2005 Compared to 2004

Net sales in the Transportation Products segment grew 36% for the twelve months ended December 31, 2005 as compared to the prior year, reflecting significant growth across all product lines. EBIT for the segment grew $14.7 million in 2005 as compared to 2004, reflecting improved sales.

General Industry

2006 Compared to 2005

Net sales of $326.2 million for the year ended December 31, 2006 were $39.2 million or 14% higher than $287.0 million in 2005. The most significant improvement occurred in the refrigerated truck bodies business, which reflected higher utilization in the current year as compared to the prior year which was negatively impacted by a labor dispute. Net sales were 15% higher in the high-performance wire and cable business and reflected record sales on increased demand for all product lines. Net sales in the foodservice business grew 5% over prior year, where growth was slowed as a result of increased fuel and energy costs during the year.

EBIT grew $13.5 million in 2006, a 76% increase over the prior year. As a percent of sales, EBIT improved to 9.5%, up from 6.2% in 2005. The improvement reflected improved sales performances in the refrigerated truck bodies and high-performance wire and cable businesses. Production efficiencies in the foodservice business also contributed to the improvement. Current year results included a $2.5 million loss related to an arbitration proceeding concerning the termination of a supply arrangement. Prior year results included a $4.0 million charge related to a lease arrangement for a closed facility. Both charges occurred in the high-performance wire and cable business.

Market conditions continue to look favorable for the businesses in this segment; however, uncertainties regarding raw material inflation, and other economic factors such as interest rates and energy costs could place negative pressure on growth and margin performance.

2005 Compared to 2004

Net sales for this segment in 2005 decreased 4% from the prior year. Net sales in the foodservice and high-performance wire and cable businesses both showed improved performance over 2004, but were offset by a 33% reduction in sales in the refrigerated truck bodies business partially attributable to a labor dispute that began in the first quarter of 2005 and ended in the fourth quarter.

EBIT for this segment decreased 37% in 2005 as compared to 2004. As a percent of net sales, EBIT declined to 6.2%, down from 9.3% recognized in 2004.  The primary reason for the decline in earnings was a loss in the Company’s refrigerated truck bodies business, which suffered from a labor dispute. Also negatively impacting 2005 results was a $4.0 million charge related to a lease arrangement for a closed facility in the high-performance wire and cable business, which overshadowed improved performance driven by higher demand.

Corporate

Corporate expenses decreased slightly for the twelve months ended December 31, 2006 as compared to 2005. Higher personnel costs and expenses related to the Company’s adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, under which the Company began recognizing expense for the issuance of stock options negatively impacted current year results. Corporate expenses in 2005 included foreign exchange losses on subsidiary debt, which did not occur in 2006. As compared to the year ended December 31, 2004, corporate expenses were higher in 2005 primarily attributable to foreign exchange losses on subsidiary debt, an increase in the utilization of the Company’s securitization program as well as the increased staffing necessary to achieve the Company’s strategic objectives. As a percent of net sales, corporate expenses were 1.1%, 1.3% and 1.1% in 2006, 2005 and 2004, respectively.

Balance Sheet

Receivables of $355.4 million at December 31, 2006 represented a $192.4 million increase as compared to receivables of $163.0 million at December 31, 2005. The increase primarily resulted from lower sales of accounts receivable in the Company’s securitization program, reflecting the use of the proceeds received from the issuance of 6.125% senior notes in the third quarter of 2006. Also contributing to the increase were higher receivables in the Construction Materials segment reflecting improved sales.

Inventories increased $74.1 million, up from $337.8 million at December 31, 2005 to $411.9 million at December 31, 2006. The largest increases in inventories occurred in the Construction Materials and Industrial Components segments resulting from increased capacity and planned builds of inventory levels to meet projected sales demand during the first half of 2007.

Prepaid expenses and other current assets increased by $9.3 million from $21.9 million at December 31, 2005 to $31.2 million at December 31, 2006, primarily from increased tax refunds owing to the Company.

Current assets held for sale were $0.9 million at December 31, 2006 compared to $67.6 million at December 31, 2005, reflecting the sale of the systems and equipment businesses in 2006.

Property, plant and equipment, net, increased by $30.3 million from $432.0 million at December 31, 2005 to $462.3 million at December 31, 2006 primarily as a result of increased capital spending in the Construction Materials segment related to the construction of new production facilities.

Goodwill, net, of $309.7 million at December 31, 2006 decreased $13.9 million from $323.6 million at December 31, 2005, primarily as a result of purchase accounting adjustments finalized in 2006, related to the 2005 braking business acquisitions.

Patents and other intangible assets, net increased $11.7 million from $7.6 million at December 31, 2005 to $19.3 million at December 31, 2006. The increase was primarily due to purchase accounting adjustments finalized in 2006, related to the 2005 braking business acquisitions.

Investments and advances to affiliates increased $14.1 million, up from $86.6 million at December 31, 2005 to $100.7 million at December 31, 2006, reflecting equity income from Icopal of $6.0 million in 2006 along with favorable foreign currency adjustments.

Non-current assets held for sale were $0.4 million at December 31, 2006 compared to $46.4 million at December 31, 2005, reflecting the sale of the systems and equipment businesses in 2006.

Short-term debt, including current maturities, at December 31, 2006 was $151.7 million as compared to $58.0 million at December 31, 2005. The increase reflects the reclassification to short-term of the Company’s 7.25% senior notes, which matured in January 2007, as well as the payoff of shorter-term borrowings financed by the issuance of new 6.125% notes in the third quarter of 2006.

Accounts payable of $143.0 million at December 31, 2006 were $15.4 million higher than accounts payable at December 31, 2005 of $127.6 million primarily related to increased production activity in the Construction Materials and Industrial Components segments.

Accrued expenses of $155.9 million at the end of 2006 were $19.3 million higher than accrued expenses at December 31, 2005 of $136.6 million. The increase primarily related to liabilities retained subsequent to the sale of the systems & equipment businesses, increased rebate accruals and increased interest payable partially offset by a decrease in taxes payable.

Current liabilities associated with assets held for sale decreased from $41.8 million at the end of 2005 to $0.1 million at December 31, 2006, reflecting the sale of the systems & equipment businesses in 2006.

Long-term debt of $274.7 million at December 31, 2006 declined slightly from $282.4 million at the end of 2005. The Company’s 7.25% $150.0 million senior notes were reclassified to short-term debt and were replaced with 6.125% $150.0 million senior notes.

Other long-term liabilities of $111.6 million in 2006 were $8.6 million higher than $103.0 million at December 31, 2005. The increase was primarily a result of higher net deferred tax liabilities which were partially offset by a reduction in liabilities related to pension and other post-retirement obligations.

Liquidity and Capital Resources

Sources and Uses of Cash

	2006	2005*	2004*
	In thousands
Net cash provided by operating activities	$19,878	$209,677	$116,743
Net cash provided by (used in) investing activities	11,119	(144,438)	(97,179)
Net cash provided by (used in) financing activities	74,450	(51,245)	(18,021)
Effect of exchange rate changes on cash	(163)	(267)	114
Change in cash and cash equivalents	$105,284	$13,727	$1,657

*                    Reflects certain reclassifications necessary to conform to current year presentation. See Note 1 to the Consolidated Financial Statements in Item 8.

2006 Compared to 2005

Net cash provided by operating activities was $19.9 million in the twelve months ended December 31, 2006, compared to net cash provided by operating activities of $209.7 million in the year ended December 31, 2005. Net cash provided by operating activities in 2006 included a reduction in operating cash flow of $137.9 million for the reduction in the utilization of the accounts receivable facility. While net income was higher for the twelve months ended December 31, 2006, working capital needs also increased primarily as a result of significant sales growth within the Construction Materials segment. Cash provided from operating activities in 2005 included proceeds of $17.9 million received from the Company’s securitization program and the collection of approximately $42 million of receivables retained from the sale of the automotive components business.

Cash provided by investing activities was $11.1 million for the year ended December 31, 2006 and included $99.5 million, net of transaction costs, of proceeds from the sale of the systems and equipment businesses. These proceeds were largely offset by capital expenditures of $95.5 million for 2006. Capital expenditures were $108.2 million in 2005, and the Construction Materials segment represented the majority of capital expenditures for both 2006 and 2005. Cash used for investing activities of $144.4 million in 2005 also included $67.3 million used to fund the acquisition of two braking businesses for the Specialty Products segment. In addition, proceeds from the sale of investments, property and equipment in 2005 included the cash proceeds from the sale of certain assets of the Company’s discontinued automotive components business and the sale of property in the Construction Materials segment.

Cash provided by financing activities was $74.5 million for the twelve months ended December 31, 2006 compared to cash used of $51.2 million in 2005. Cash provided by financing activities in 2006 reflects $150.0 million in ten-year notes that were issued in August 2006 in anticipation of the Company’s 7.25% $150.0 million notes which matured January 2007. Short-term borrowings in 2005 included borrowings used to repatriate foreign earnings for reinvestment in the U.S.. In 2005, the Company used approximately $46.0 million to finance the purchase of 680,900 shares of its common stock which was partially offset by proceeds from the exercise of stock options.

2005 Compared to 2004

Net cash provided by operating activities of $209.7 million in the twelve months ended December 31, 2005 was $92.9 million higher than net cash provided by operating activities of $116.7 million in the year ended December 31, 2004. Increased earnings and a reduction in cash needed for working capital contributed to the improvement. Cash provided from operating activities in 2005 included proceeds of $17.9 million received from the Company’s securitization program as compared to $53.0 million in 2004.

Cash provided by operating activities in 2005 also included the collection of approximately $42 million of receivables retained from the sale of the automotive components business.

Cash used in investing activities of $144.4 million for the year ended December 31, 2005 represented a $47.2 million increase compared to cash used in investing activities of $97.2 million in 2004. Capital expenditures of $108.2 million in 2005 were $30.6 million higher than in 2004, reflecting spending for new production plants for the Construction Materials segment and a new distribution center in the General Industry segment. Cash used in investing activities in 2005 also included $67.3 million to fund the acquisition of two braking businesses for the Specialty Products segment. Cash used in investing activities in 2004 included the acquisition of Trintex Corporation, a specialty tire and wheel company, for approximately $32.5 million. Proceeds from the sale of investments, property and equipment in 2005 included the cash proceeds from the sale of certain assets of the Company’s discontinued automotive components business and the sale of property in the Construction Materials segment. Proceeds from the sale of investments, property and equipment in 2004 included the sale of properties acquired with the May 2003 acquisition of Flo-Pac, a specialty manufacturer of brooms, brushes, rotary brushes and cleaning tools in the sanitary maintenance market, reported in the General Industry segment.

Cash used in financing activities was $51.2 million for the twelve months ended December 31, 2005 compared to cash used of $18.0 million in 2004. Short-term borrowings in 2005 included borrowings used to repatriate foreign earnings for reinvestment in the United States. In 2005, the Company also used approximately $46.0 million to finance the purchase of 680,900 shares of its common stock which was partially offset by proceeds from the exercise of stock options.

Debt Instruments, Guarantees and Covenants

The following table quantifies certain contractual cash obligations and commercial commitments at December 31, 2006:

	Total	2007	2008	2009	2010	2011	Thereafter
	In thousands
Short-term credit lines and long-term debt	$427,483	$151,742	$112,742	$—	$—	$—	$162,999
Interest on long-term debt(1)	123,570	18,549	13,148	10,524	10,530	10,535	60,284
Noncancellable operating leases	52,126	14,567	11,128	7,790	6,331	4,787	7,523
Purchase obligations	77,484	25,828	25,828	25,828	—	—	—
Total Commitments	$680,663	$210,686	$162,846	$44,142	$16,861	$15,322	$230,806

(1)           Future expected interest payments are calculated based on the stated rate for fixed rate debt and the effective interest rate as of December 31, 2006 for variable rate debt.

The above table does not include $111.6 million of other long-term liabilities. Other long-term liabilities consist primarily of pension, post-retirement medical benefits, deferred income tax and warranty obligations. Due to factors such as return on plan assets, disbursements, contributions, and timing of warranty claims, it is not estimable when these will become due.

The Company has entered into long-term purchase agreements effective January 1, 2007 and expiring December 31, 2009 for certain key raw materials. Commitments are variable based on changes in commodity price indices. Based on prices at December 31, 2006, commitments under these agreements total approximately $77.5 million.

The Company maintains a $300.0 million revolving credit facility, of which $296.5 million was available at December 31, 2006. The Company also maintains a $55.0 million uncommitted line of credit, which was fully available as of December 31, 2006.

On July 19, 2006, the Company renewed its accounts receivable securitization facility. At December 31, 2006, the entire $150 million was available under this facility.

At December 31, 2006, letters of credit amounting to $48.5 million were outstanding, primarily to provide security under insurance arrangements and certain borrowings.

The Company has financial guarantee lines in place for certain of its operations in Asia and Europe to facilitate working capital needs, customer performance and payment and warranty obligations. At December 31, 2006, the Company had issued guarantees of $3.1 million, of which $1.4 million represents amounts recorded in current liabilities or Other long-term liabilities.

During 2005, the Company sold certain assets and liabilities of its discontinued automotive components business which was part of a series of sales. At the time of the sale, the discontinued automotive components business was party to certain equipment and real property lease contracts. As part of the sale, however, the Company was not released from its obligations under these contracts. In September 2006, the buyer filed bankruptcy. As a result, during the fourth quarter of 2006, the Company paid its obligations under the equipment lease and sold a portion of the related equipment. The lease buyout and equipment sale resulted in a loss of $2.6 million which is reflected in discontinued operations. Further, the buyer also assumed certain real estate leases in Mexico for which the Company has provided guarantees. However, these facilities were not included in the bankruptcy filing and continue to be utilized by the purchaser. The leases guaranteed by the Company expire in 2007 and 2011 and have total minimum lease payments of $2.4 million as of December 31, 2006. The Company believes that the purchaser will fulfill all obligations required by those lease agreements.

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

Off-Balance Sheet Arrangements

As previously discussed, the Company maintains a receivables securitization program with a financial institution whereby it sells on a continuous basis an undivided interest in certain eligible trade accounts receivable to increase the diversity of its capital funding and reduce its cost of capital. The Company has formed a wholly-owned domestic, special purpose, bankruptcy-remote subsidiary (“SPV”) for the sole purpose of buying and selling receivables generated by the Company. The financial position and results of operations of the SPV are consolidated with the Company. The trade accounts receivable are irrevocably transferred to the SPV without recourse, and the SPV may from time to time sell an undivided interest in these receivables of up to $150.0 million. In accordance with generally accepted accounting principles, the Company recognizes the transactions under this program as a true sale, whereas creditors and rating agencies may view advances on the sale of such interests as a liability. At December 31, 2006, the Company had not received any advances under this program. The Company had received $137.9 million in advances under this program at December 31, 2005.

Cash Management

Capital expenditures in 2007 are expected to be approximately $75.0 million, reflecting continuing manufacturing expansions in the construction materials, transportation products and foodservices businesses. Minimum contributions to the Company’s pension plans required in 2007 are expected to be

$16.4 million. However, the Company expects to contribute approximately $20.2 million to its pension plans in 2007 in order to qualify for transition relief under the Pension Protection Act of 2006. Contributions to these plans in 2006 totaled $13.4 million. Cash contributions to the Company’s defined contribution plans were $8.6 million in 2006 and are also expected to approximate that amount in 2007.

The Company is committed to paying dividends to its Shareholders and has increased its dividend rate annually for the past 30 years. The Company also plans to pay down debt to the extent possible.

The Company announced the reactivation of its share repurchase program in August 2004. In 2005, the company repurchased 680,900 shares on the open market at a total cost of approximately $46.0 million. In the fourth quarter 2004, the Company repurchased 324,600 shares on the open market at a total cost of approximately $18.9 million. The Company did not have any repurchases in 2006. At this time, the Company has authority to repurchase an additional 370,945 shares. Additional shares may be repurchased at management’s direction. The decision to repurchase shares will depend on price, availability and other corporate developments. Purchases may occur from time to time and no maximum purchase price has been set.

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

International operations are exposed to translation risk when the local currency financial statements are translated into U.S. Dollars. The Company monitors this risk, but at December 31, 2006 had no translation risk hedges in place.

The Company is also exposed to risks in the movements of foreign currency exchange rates for transactions denominated in foreign currencies. Revenues for sales of products manufactured in China for the North American market are generated predominately in U.S. Dollars. Many of the obligations incurred by these operations are settled in Chinese Renminbi or Hong Kong Dollars. Should the U.S. Dollar weaken significantly against the Renminbi or Hong Kong Dollar, the Company’s results of operations could be adversely affected. The Company continues to monitor developments in China that may affect its strategy and will hedge its currency risk exposure when deemed effective and prudent. While the Company is exposed to the exchange rates of other currencies including the Canadian Dollar, British Pound, Mexican Peso and European Euro, their risk is considered minimal. Less than 6% of the Company’s revenues from continuing operations for the year ended December 31, 2006 are in currencies other than the U.S. Dollar.

From time to time the Company may manage its interest rate exposure through the use of treasury locks and interest rate swaps to reduce volatility of cash flows, impact on earnings and to lower its cost of capital. On November 14, 2006, the Company entered into treasury lock contracts with a notional amount of $100.0 million to hedge the cash flow variability on forecasted debt interest payments associated with changes in interest rates. These contracts have been designated as cash flow hedges and were deemed effective at the origination date and as of December 31, 2006. The valuation of these contracts resulted in an asset of $0.7 million as of December 31, 2006.

On June 15, 2005, the Company entered into treasury lock contracts with a notional amount of $150.0 million to hedge the cash flow variability on forecasted debt interest payments associated with changes in interest rates. These contracts were designated as cash flow hedges and were deemed effective at the origination date. On August 15, 2006, the Company terminated the treasury lock contracts resulting in a gain of $5.6 million ($3.5 million, net of tax) which will be amortized to reduce interest expense until August 2016, the term of the interest payments related to the $150.0 million in notes issued on August 18, 2006. At December 31, 2006, the Company had a remaining unamortized gain of $5.4 million ($3.4 million, net of tax) which is reflected in Accumulated other comprehensive income on the Company’s Consolidated Balance Sheets.

In April 2005, the Company terminated certain interest rate swaps entered into during 2003 with a notional amount of $75.0 million that hedged the market risk associated with the Company’s fixed rate debt. The termination of those contracts, which were designated as fair value hedges, resulted in a loss of $1.4 million, which will be amortized to interest expense until January 2007, the original termination date of the swap. At December 31, 2006, the Company had a remaining unamortized loss of $0.1 million reflected in long-term debt.

In December 2001, the Company entered into a $150.0 million notional amount interest rate swap, which was designated as a fair value hedge, to hedge a portion of the exposure associated with its fixed rate debt. This fair value hedge was deemed effective at the origination date. On July 16, 2002, the Company terminated $50.0 million notional amount of this fair value hedge resulting in a gain of $1.6 million, which was amortized to reduce interest expense through December 2006, the original termination date of the swap. On September 19, 2002, the Company terminated the remaining $100.0 million notional amount on the fair value hedge resulting in a gain of $7.3 million, which was amortized to reduce interest expense through December 2006. There were no interest rate swaps in place as of December 31, 2006.

The Company’s operations use certain commodities such as plastics, carbon black, synthetic and natural rubber and steel. As such, the Company’s cost of operations is subject to fluctuations as the markets for these commodities change. The Company monitors these risks, but currently has no derivative contracts in place to hedge these risks.

Environmental

Management recognizes the importance of the Company’s responsibility with regard to environmental compliance. Programs are in place to monitor and test facilities and surrounding property and, where practical, to recycle materials. The Company has not incurred material charges relating to environmental matters in 2006 or in prior years, and none are currently anticipated.

Discontinued Operations and Assets Held for Sale

As part of its commitment to concentrate on its core businesses, in September 2006, the Company announced plans to exit the giftware business of the foodservice products business. The sale is expected to be completed in 2007. In November of 2005 the Company announced plans to sell its systems and equipment businesses. In 2004, the Company disclosed plans to sell three businesses including the plastic components operation of the tire and wheel business, the pottery business of the foodservice products business, as well as all operations of the automotive components business. The assets of these operations have met the criteria for, and have been classified as “held for sale” in accordance with SFAS 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.”  In addition, results of operations for these businesses, and any gains or losses recognized from their sale, are reported as “discontinued operations” in accordance with SFAS 144.

Total assets held for sale at December 31 were as follows:

	December 31,	December 31,
	2006	2005
	In thousands
Assets held for sale:
Automotive components	$—	$716
Systems & equipment	—	108,027
Giftware business of foodservice products	1,296	5,340
Total assets held for sale	$1,296	$114,083

The major classes of assets and liabilities held for sale included in the Company’s Consolidated Balance Sheets were as follows:

	December 31,	December 31,
	2006	2005
	In thousands
Assets held for sale:
Receivables	$141	$30,024
Inventories	536	17,161
Prepaid expenses and other current assets	219	20,454
Total current assets held for sale	896	67,639
Property, plant and equipment, net	—	22,689
Goodwill, net	—	20,322
Patents and other intangible assets, net	—	566
Notes receivable and other assets	—	197
Investments and advances to affiliates	400	2,670
Total assets held for sale	$1,296	$114,083
Liabilities associated with assets held for sale:
Short-tem debt, including current maturities	$—	$156
Accounts payable	137	33,676
Accrued expenses	5	7,022
Deferred revenue	—	949
Total current liabilities associated with assets held for sale	142	41,803
Long-term debt	—	871
Other long-term liabilities	—	99
Total liabilities associated with assets held for sale	$142	$42,773

Net sales and income (loss) before income taxes from discontinued operations were as follows:

	December 31,	December 31,	December 31,
	2006	2005	2004
	In thousands
Net sales:
Plastic components operation of tire and wheel business	$—	$—	$6,094
Automotive components	370	122,433	211,594
Pottery business of foodservice products	—	245	2,079
Systems and equipment	173,566	218,249	227,783
Giftware business of foodservice products	2,344	2,645	3,230
Net sales for discontinued operations	$176,280	$343,572	$450,780
Income (loss) from discontinued operations:
Plastic components operation of tire and wheel business	$—	$(414)	$(8,504)
Automotive components	(4,278)	(44,540)	(48,025)
Pottery business of foodservice products	—	(1,481)	(3,197)
Systems and equipment	49,474	12,808	11,259
Giftware business of foodservice products	(4,380)	(615)	(217)
Income (loss) from discontinued operations	$40,816	$(34,242)	$(48,684)

In 2006, the Company completed the sale of the systems and equipment businesses, resulting in a pre-tax gain of $41.3 million.

In 2005, the Company completed the sales of the plastic components operations of the tire and wheel business and the pottery operations of the foodservice business, resulting in losses of less than $0.1 million and $1.1 million, respectively. Included in 2004 results related to the plastic components operations of the tire and wheel business were a $1.8 million charge related to a customer settlement and a $2.1 million write-down to fair value of fixed assets.

The Company sold substantially all of the assets of the automotive components business in 2005, which resulted in a loss of $29.2 million before taxes. Not included in these transactions were a small manufacturing facility and certain accounts receivable, which included amounts due from Delphi Corporation which filed for bankruptcy protection under chapter 11 of the U.S. Bankruptcy Code on October 8, 2005. Also included in 2005 results were charges of $7.2 million related to the reserve of receivables primarily associated with the commenced Delphi bankruptcy filing, as well as reserves against losses associated with the sale of the remaining assets. The ultimate loss will be determined upon the sales or other disposition of these remaining assets. In 2004, the Company recorded an impairment charge of $40.3 million against the goodwill of this business based on management’s assessment of fair value as well as a $4.4 million write-down in a joint venture investment.

Critical Accounting Policies

The Company’s significant accounting policies are more fully described in the Notes to Consolidated Financial Statements in Item 8. Certain of the Company’s accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, our observation of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. The Company considers certain accounting policies related to revenue recognition, estimates of reserves for receivables and inventory, deferred revenue and extended product warranty, valuation of long-lived assets, self-insurance retention, and pensions and other post-retirement plans to be critical policies due to the estimation processes involved.

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

Allowance for Doubtful Accounts.   The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their credit information. Allowances for doubtful accounts are estimated based on the evaluation of potential losses related to customer receivable balances. Estimates are developed by using standard quantitative measures based on historical losses, adjusting for current economic conditions and, in some cases, evaluating specific customer accounts for risk of loss. The reserve for doubtful accounts was $10.0 million at December 31, 2006 and $11.4 million at December 31, 2005. Changes in economic conditions in specific markets in which the Company operates could have an effect on reserve balances required.

Inventories.   The Company values its inventories at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. Cost of inventories includes raw materials, direct labor and manufacturing overhead based on practical capacity. In 2006 and 2005, 56% of the cost of inventories was determined by the last-in, first-out method. The remainder was determined by the first-in, first-out method. The Company regularly reviews inventory quantities on hand for excess and obsolete inventory based on estimated forecasts of product demand and production requirements for the next twelve months and issues related to specific inventory items.

Deferred Revenue and Extended Product Warranty.   The Company offers extended warranty contracts on sales of certain products; the most significant being those offered on its installed roofing systems within the Construction Materials segment. The life of these warranties range from five to thirty years. All revenue for the sale of these contracts is deferred and amortized on a straight-line basis over the life of the contracts. Current costs of services performed under these contracts are expensed as incurred. The Company also records a loss and a corresponding reserve if the total expected costs of providing services under the contract exceed unearned revenues. The Company estimates total expected warranty costs using quantitative measures based on historical claims experience and management judgment.

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

Pensions and Other Post-Retirement Plans.   The Company maintains defined benefit retirement plans for the majority of its employees. The annual net periodic expense and benefit obligations related to these plans are determined on an actuarial basis. This determination requires assumptions to be made concerning the discount rate, long-term return on plan assets and increases to compensation levels. These assumptions are reviewed periodically by management in consultation with its independent actuary. Changes in the assumptions to reflect actual experience can result in a change in the net periodic expense and accrued benefit obligations. The defined benefit plans’ assets consist primarily of publicly-listed common stocks and corporate bonds, and the market value of these assets is determined under the fair value method. At December 31, 2006, plan assets were allocated 62% in equity securities, 33% in fixed income securities, 4% in alternative investments and 1% in cash. The Company uses a September 30 measurement date for valuation purposes. Deviations of actual results as compared to expected results are recognized over a five-year period. The expected rate of return on plan assets was 8.5% for the 2006 valuation. While the Company believes 8.5% is a reasonable expectation based on the plan assets’ mix of fixed income and equity investments, significant differences in actual experience or significant changes in the assumptions used may materially affect the pension obligations and future expense. The effects of a 0.25% increase or decrease in the expected rate of return would change the Company’s estimated 2007 pension expense by less than $0.3 million. The assumed discount rate was 5.85% for the 2006 valuation. The effects of a 0.25% increase or decrease in the assumed discount rate would change the Company’s total pension benefit obligation by less than $5.6 million. The Company has used an assumed rate of compensation increase of 4.29% for the 2006 valuation. This rate is not expected to change in the foreseeable future and is slightly higher than the Company’s actual rate of compensation increase over the past few years.

The Company also has a limited number of unfunded post-retirement benefit programs that provide certain retirees with medical and prescription drug coverage. The annual net periodic expense and benefit obligations of these programs are also determined on an actuarial basis and are subject to assumptions on the discount rate and increases in compensation levels. The Company uses a September 30 measurement date for valuation purposes. The discount rate used for the 2006 valuation was 5.85%. The effects of a 1% increase or decrease in assumed health care cost trend rates would not be material. Like the defined benefit retirement plans, these plans’ assumptions are reviewed periodically by management in consultation with its independent actuary. Changes in the assumptions can result in a change in the net periodic expense and accrued benefit obligations.

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

The Company adopted this standard using the modified prospective method as provided by SFAS 123(R). This method requires the expensing of share-based awards issued on or after the date of adoption as well as the unvested portion of awards issued before the date of adoption (see Note 11). The Company is using the Black-Scholes method for measuring the fair value of new awards.

In January 2006, the Company adopted Statement of Financial Accounting Standard No. 151 (“SFAS 151”), Inventory Costs—An Amendment of ARB No. 43, Chapter 4. This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Adoption of this standard had no material impact on the Company’s statement of earnings or financial position.

In January 2006, the Company adopted SFAS No. 153 (“SFAS 153”), Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29. SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Adoption of this standard had no material impact on the Company’s statement of earnings or financial position.

In January 2006, the Company adopted SFAS No. 154 (“SFAS 154”), Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Retrospective application is defined by the statement as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This statement also requires that a change in the depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. Adoption of this standard had no material impact on the Company’s statement of earnings or financial position.

In September 2006, the FASB issued SFAS No. 158 (“SFAS 158”), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively, “postretirement benefit plans”) to recognize the funded status of their postretirement plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position, and provide additional disclosures. On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS 158. The effect of adopting SFAS 158 on the Company’s financial condition at December 31, 2006 has been included in the accompanying consolidated financial statements. SFAS 158 did not have an effect on the Company’s consolidated financial condition at December 2005 or 2004. The Company has not yet determined the impact of the change in measurement date from September 30 to December 31 for post-retirement benefit plans. See Retirement Plans Note 13 in the Notes to the Consolidated Financial Statements in Item 8 for further discussion of the effect of adopting SFAS 158 on the Company’s consolidated financial statements.

In February 2006, FASB issued SFAS No. 155 (“SFAS 155”), Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statement No. 133 and 140. SFAS 155 permits hybrid financial instruments that have embedded derivatives to be valued as a whole, eliminating the need to bifurcate the derivative from its host, as previously required under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedge Accounting (“SFAS 133”). SFAS 155 also amends SFAS 133 by establishing a requirement to evaluate interests in securitized financial assets to determine whether they are free standing derivatives or whether they contain embedded derivatives that require bifurcation. SFAS 155 is effective for all hybrid financial instruments acquired or issued by the Company on or after January 1, 2007. Adoption of SFAS 155 is not expected to have a material effect on the Company’s statement of earnings or financial position.

In June 2006, the FASB issued FIN No. 48 Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting and financial statement reporting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. The interpretation is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by the Company as of January 1, 2007. The Company has not yet completed its analysis of the effects of this interpretation.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. It will be effective for fiscal years beginning after November 15, 2007. The Company has not yet completed it’s analysis of the effects of this standard.

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

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk.

Information concerning market risk is set forth in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Market Risk.”

Item 8.        Financial Statements and Supplementary Data.

Carlisle Companies Incorporated

Consolidated Statements of Earnings and Comprehensive Income

For the Years ended December 31,

(In thousands, except per share amounts)

	2006	2005*	2004*
Net sales	$2,572,510	$2,206,965	$1,996,600
Cost and expenses:
Cost of goods sold	2,049,921	1,769,022	1,607,717
Selling and administrative expenses	242,513	213,236	200,593
Research and development expenses	15,081	15,386	14,630
Other income, net	(10,636)	(760)	(15)
Earnings before interest and income taxes	275,631	210,081	173,675
Interest expense, net	20,314	15,908	14,378
Earnings before income taxes	255,317	194,173	159,297
Income taxes	78,031	60,452	48,550
Income from continuing operations	177,286	133,721	110,747
Discontinued operations
Income (loss) from discontinued operations	40,816	(34,242)	(48,684)
Income tax expense (benefit)	2,413	(6,886)	(17,549)
Income (loss) from discontinued operations	38,403	(27,356)	(31,135)
Net income	$215,689	$106,365	$79,612
Other comprehensive income (loss)
Foreign currency translation, net of tax	$6,702	$(3,916)	$12,675
Minimum pension liability, net of tax	(1,466)	(2,914)	7,439
Gain (loss) on hedging activities, net of tax	3,365	(487)	(108)
Other comprehensive income (loss)	8,601	(7,317)	20,006
Comprehensive income	$224,290	$99,048	$99,618
Earnings per share—basic
Income from continuing operations	$5.79	$4.35	$3.57
Income (loss) from discontinued operations, net of tax	1.25	(0.89)	(1.00)
Earnings per share—basic	$7.04	$3.46	$2.57
Earnings per share—diluted
Income from continuing operations	$5.70	$4.30	$3.53
Income (loss) from discontinued operations, net of tax	1.23	(0.88)	(0.99)
Earnings per share—diluted	$6.93	$3.42	$2.54
Weighted average common shares outstanding
Basic	30,620	30,736	31,032
Effect of dilutive stock options and restricted stock	498	342	377
Diluted	31,118	31,078	31,409

*                    2005 and 2004 figures have been revised to reflect discontinued operations. See Notes 1 and 17.

See accompanying notes to Consolidated Financial Statements

Carlisle Companies Incorporated
Consolidated Balance Sheets
At December 31,
(In thousands, except per share and share amounts)

	2006	2005*
Assets
Current assets:
Cash and cash equivalents	$144,029	$38,745
Receivables, less allowance of $10,048 in 2006 and $11,373 in 2005	355,409	162,959
Inventories	411,890	337,809
Deferred income taxes	34,782	35,172
Prepaid expenses and other current assets	31,235	21,946
Current assets held for sale	896	67,639
Total current assets	978,241	664,270
Property, plant and equipment, net of accumulated depreciation of $496,640 in 2006 and $456,111 in 2005	462,307	431,996
Other assets:
Goodwill, net	309,707	323,588
Patents and other intangible assets, net	19,339	7,619
Investments and advances to affiliates	100,687	86,611
Notes receivable and other assets	7,136	5,827
Non-current assets held for sale	400	46,444
Total other assets	437,269	470,089
TOTAL ASSETS	$1,877,817	$1,566,355
Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt, including current maturities	$151,676	$57,993
Accounts payable	142,964	127,558
Accrued expenses	155,858	136,592
Deferred revenue	16,046	11,863
Current liabilities associated with assets held for sale	142	41,803
Total current liabilities	466,686	375,809
Long-term liabilities:
Long-term debt	274,658	282,426
Deferred revenue	82,631	73,872
Other long-term liabilities	111,633	103,039
Non-current liabilities associated with assets held for sale	—	970
Total long-term liabilities	468,922	460,307
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, $1 par value. Authorized and unissued 5,000,000 shares	—	—
Common stock, $1 par value. Authorized 100,000,000 shares; 39,330,624 shares issued; 30,725,259 outstanding in 2006 and 30,357,476 in 2005	39,331	39,331
Additional paid-in capital	69,838	53,081
Unearned compensation—includes restricted shares of 115,170 in 2006 and 108,960 in 2005	(3,437)	(3,420)
Cost of shares of treasury—8,490,195 shares in 2006 and 8,864,188 in 2005	(167,578)	(173,493)
Accumulated other comprehensive income	8,451	2,815
Retained earnings	995,604	811,925
Total shareholders’ equity	942,209	730,239
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,877,817	$1,566,355

*                     2005 figures have been reclassified to reflect assets held for sale of discontinued operations and to conform with 2006 presentation. See notes 1 and 17.

See accompanying notes to Consolidated Financial Statements

Carlisle Companies Incorporated
Consolidated Statements of Cash Flows
For the Years ended December 31,
(Dollars in thousands)

	2006	2005*	2004*
Operating activities
Net income	$215,689	$106,365	$79,612
Reconciliation of net income to cash flows from operating activities:
Depreciation	55,614	55,047	59,598
Amortization	4,222	1,275	1,467
Non-cash compensation expense	6,844	2,069	1,024
Earnings in equity investments	(6,022)	(2,902)	(2,730)
(Gain) loss on investments, property and equipment, net	(37,302)	28,605	1,518
Loss on writedown of assets	5,610	7,578	45,186
Excess tax benefits from stock-based compensation	(3,710)	—	—
Deferred taxes	5,083	7,909	(1,282)
Foreign exchange loss (gain)	362	1,255	(1,017)
Changes in assets and liabilities, excluding effects of acquisitions and divestitures:
Current and long-term receivables	(47,588)	3,747	(52,256)
Receivables under securitization program	(137,900)	17,900	53,000
Inventories	(74,061)	(30,523)	(58,427)
Accounts payable and accrued expenses	27,268	(6,460)	4,214
Income taxes	(293)	10,597	(21,070)
Long-term liabilities	8,271	7,327	3,143
Other operating activities	(2,209)	(112)	4,763
Net cash provided by operating activities	19,878	209,677	116,743
Investing activities
Capital expenditures	(95,479)	(108,242)	(77,623)
Acquisitions, net of cash	(1,875)	(67,337)	(34,709)
Proceeds from investments, property and equipment	108,906	30,312	14,926
Other investing activities	(433)	829	227
Net cash provided by (used in) investing activities	11,119	(144,438)	(97,179)
Financing activities
Net change in short-term borrowings and revolving credit lines	(55,762)	20,980	26,142
Proceeds from long-term debt	148,875	—	—
Reductions of long-term debt	(6,889)	(1,208)	(3,090)
Proceeds from hedging activities	5,643	—	—
Dividends	(32,010)	(29,608)	(27,960)
Treasury shares and stock options, net	12,098	(41,283)	(13,141)
Excess tax benefits from stock-based compensation	3,710	—	—
Other financing activities	(1,215)	(126)	28
Net cash provided by (used in) financing activities	74,450	(51,245)	(18,021)
Effect of exchange rate changes on cash	(163)	(267)	114
Change in cash and cash equivalents	105,284	13,727	1,657
Cash and cash equivalents
Beginning of period	38,745	25,018	23,361
End of period	$144,029	$38,745	$25,018

*                     2005 and 2004 have been reclassified to include discontinued operations and to conform to 2006 presentation. See Notes 1 and 17.

See accompanying notes to Consolidated Financial Statements

Carlisle Companies Incorporated

Consolidated Statement of Shareholders’ Equity

(dollars in thousands, except per share amounts)

				Accumulated
			Additional	Other		Cost of		Total
	Comprehensive	Common	Paid-In	Comprehensive	Retained	Shares in	Unearned	Shareholders’
	Income	Stock	Capital	Income	Earnings	Treasury	Compensation	Equity
Balance at December 31, 2003		$39,331	$35,519	$(9,874)	$683,516	$(115,107)	$(1,455)	$631,930
Net income	$79,612	—	—	—	79,612	—	—	79,612
Other comprehensive income, net of tax	20,006	—	—	20,006	—	—	—	20,006
Comprehensive income	$99,618							—
Cash dividends—$0.90 per share		—	—	—	(27,960)	—	—	(27,960)
Stock based compensation other*		—	10,671	—	—	3,966	(834)	13,803
Purchase of 324,600 treasury shares		—	—	—	—	(18,904)	—	(18,904)
Balance at December 31, 2004		39,331	46,190	10,132	735,168	(130,045)	(2,289)	698,487
Net income	$106,365	—	—	—	106,365	—		106,365
Other comprehensive income, net of tax	(7,317)	—	—	(7,317)	—	—	—	(7,317)
Comprehensive income	$99,048						—
Cash dividends - $0.96 per share		—	—	—	(29,608)	—	—	(29,608)
Stock based compensation other*		—	6,891	—	—	2,506	(1,131)	8,266
Purchase of 680,900 treasury shares		—	—	—	—	(45,954)	—	(45,954)
Balance at December 31, 2005		39,331	53,081	2,815	811,925	(173,493)	(3,420)	730,239
Net income	$215,689	—	—	—	215,689	—	—	215,689
Other comprehensive income, net of tax	8,601	—	—	8,601	—	—	—	8,601
Comprehensive income	$224,290							—
Adjustment for initially applying SFAS No. 158, net of tax		—	—	(2,965)	—	—	—	(2,965)
Cash dividends—$1.04 per share		—	—	—	(32,010)	—	—	(32,010)
Stock based compensation other*		—	16,757	—	—	5,915	(17)	22,655
Balance at December 31, 2006		$39,331	$69,838	$8,451	$995,604	$(167,578)	$(3,437)	$942,209

*                    Stock based compensation includes stock option activity, net of tax, and restricted share activity

See accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

Note 1—Summary of Accounting Policies

Nature of Business

Carlisle Companies Incorporated, its wholly-owned subsidiaries and their divisions or subsidiaries, referred to herein as the “Company” or “Carlisle,” manufacture and distribute a wide variety of products across a broad range of industries, including, among others, roofing, construction, trucking, foodservice, industrial equipment, lawn and garden and aircraft manufacturing. The Company markets its products as a component supplier to original equipment manufacturers, distributors, as well as directly to end-users.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. Investments in affiliates, where the Company does not have control but exercises significant influence, are accounted for under the equity method. Equity income related to such investments is recorded in Other income, net on the Company’s Consolidated Statements of Earnings and Comprehensive Income. All material intercompany transactions and accounts have been eliminated. The Company’s fiscal year-end is December 31, however the Company’s European roofing joint venture (“Icopal”) reports on a one-month lag.

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

Inventories

Inventories for continuing and discontinued operations are valued at the lower of cost or market. Cost of inventories includes raw materials, direct labor and manufacturing overhead based on practical capacity. In both 2006 and 2005, 56% of the cost of inventories was determined by the last-in, first-out (“LIFO”) method. The remainder was determined by the first-in, first-out (“FIFO”) method.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Costs allocated to property, plant and equipment of acquired companies are based on estimated fair market value at the date of acquisition. Depreciation is principally computed on the straight-line basis over the estimated useful lives of the assets. Depreciation includes the amortization of capital leases. Asset lives are 20 to 40 years for buildings, 5 to 15 years for machinery and equipment and 3 to 10 years for leasehold improvements.

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

Patents, Goodwill and Other Intangible Assets

The Company accounts for patents, goodwill and intangible assets in accordance with SFAS 142 Goodwill and Other Intangible Assets. Patents and other intangible assets are recorded at cost. Intangible assets that are subject to amortization are amortized on a straight-line basis over their useful lives. Goodwill and intangible assets with indefinite useful lives are not subject to amortization, but are tested at least annually for impairment. The Company principally uses discounted cash flow models in evaluating goodwill, but may use other measures when appropriate. Costs allocated to patents and other intangible assets of acquired companies are based on estimated fair market value at the date of acquisition. See Note 5—Goodwill and Other Intangible Assets.

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

The Company is subject to market risk from exposures to changes in interest rates due to its financing, investing and cash management activities.  The Company uses treasury lock contracts, interest rate swap agreements, or other derivative instruments, from time to time, to manage the interest rate risk of its floating and fixed rate debt portfolio. The Company, on a periodic basis, assesses the initial and ongoing effectiveness of its hedging relationships.

The Company’s international operations are exposed to translation risk when the local currency financial statements are translated into U.S. Dollars. Carlisle monitors this risk, but at December 31, 2006, had no contracts in place for hedging net investment risk.

Currency valuation risk is considered minimal. At December 31, 2006, the Company had no material currency hedges in place. Less than 6% of the Company’s 2006 revenues are in currencies other than the U.S. Dollar.

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

Employee Stock-based Compensation Arrangements

Stock Options

The Company adopted SFAS No. 123(R) as of January 1, 2006, using the modified prospective approach, and as such, accounts for awards of stock-based compensation based on the fair-value method. Compensation expense for stock options granted is recognized using the accelerated method under SFAS 123(R).

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

	Years Ended December 31
	2005	2004
	In thousands (except per share data)
Net income, as reported	$106,365	$79,612
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(3,491)	(2,218)
Net income, proforma	$102,874	$77,394
Basic EPS (as reported)	$3.46	$2.57
Basic EPS (proforma)	$3.35	$2.49
Diluted EPS (as reported)	$3.42	$2.54
Diluted EPS (proforma)	$3.31	$2.46

The pro forma effect includes only the vested portion of options granted in and after 1995. Compensation cost for the years ended December 31, 2006, 2005 and 2004, was estimated using the Black-Scholes model, with the following assumptions:

	Years Ended December 31
	2006	2005	2004
Expected dividend yield	1.4%	1.4%	1.6%
Expected life in years	5.65	7	7
Expected volatility	25.7%	28.2%	29.3%
Risk-free interest rate	4.6%–5.0%	4.0%	3.7%
Weighted average fair value	$19.27	$20.72	$18.20

The expected life of options is based on the assumption that all outstanding options will be exercised at the midpoint of the valuation date and the option expiration date. The expected volatility is based on historical volatility as well as implied volatility of the Company’s publicly traded options. The risk free interest rate is based on rates of U.S. Treasury issues with a remaining life equal to the expected life of the option. The expected dividend yield is based on the projected annual dividend payment per share, divided by the stock price at the date of grant.

Restricted Stock

Compensation expense is recognized over the vesting period based on the closing stock prices on the grant date of the restricted stock. As compensation expense is recognized, Additional paid-in capital is increased in shareholders’ equity. The restricted stock receives the same dividend as common shares outstanding.

Earnings Per Share

Basic earnings per share excludes the dilutive effects of potentially dilutive options, warrants and convertible securities. Diluted earnings per share reflects the potential dilution that would occur if options, warrants or other convertible securities were exercised. Restricted shares are considered options for purposes of calculating earnings per share. Differences between basic and diluted earnings per share of the Company are the effect of dilutive stock options and restricted shares. Stock options to purchase approximately 1,500 shares in 2006 and 9,000 shares in 2005 were excluded from the calculation of potentially dilutive options as such options had exercise prices in excess of the average market value of the Company’s common stock during these periods. No such exclusion was made in 2004 as all options had exercise prices below the average market value of the Company’s stock.

Foreign Currency Translation

The Company has determined that the local currency is the functional currency for its subsidiaries outside the United States. Assets and liabilities of these operations are translated at the exchange rate in effect at each year-end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included as a component of shareholders’ equity in Accumulated other comprehensive income. Gains and losses from foreign currency transactions are included in Other income, net.

Reclassifications

Certain reclassifications have been made to 2005 and 2004 information to conform to the current year’s presentation.

The Consolidated Statements of Earnings and Comprehensive Income have been restated to reflect the effects of discontinued operations. In addition, the Consolidated Balance Sheets have been restated to show separately assets held for sale and the liabilities associated with those assets. Segment information presented in Note 19 has also been restated from prior year’s presentation to reflect the Company’s current segment structure, discontinued operations and assets held for sale. See Notes 17 and 19 for more detail regarding discontinued operations and the Company’s segment structure, respectively.

In 2006, the Company combined the operating, investing and financing portions of the cash flows attributable to its discontinued operations with the cash flows attributable to its continuing operations.

New Accounting Pronouncements Adopted

In January 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) 123(R) (“SFAS 123(R)”), Share Based Payment. This statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires the expensing of all share-based payments, including the issuance of stock options, based on the fair value of the award at the grant date. Additionally, the new standard requires the use of a fair-value measurement methodology which takes into consideration the special nature of its awards, including early exercise provisions. The new standard also specifies that excess income tax benefits related to share-based compensation expense recognized directly in equity are considered financing rather than operating cash flow activities.

The Company adopted this standard using the modified prospective method as provided by SFAS 123(R). This method requires the expensing of share-based awards issued on or after the date of adoption as well as the unvested portion of awards issued before the date of adoption (see Note 11). The Company is using the Black-Scholes method for measuring the fair value of new awards.

In January 2006, the Company adopted Statement of Financial Accounting Standard No. 151 (“SFAS 151”), Inventory Costs—An Amendment of ARB No. 43, Chapter 4. This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Adoption of this standard had no material impact on the Company’s statement of earnings or financial position.

In January 2006, the Company adopted SFAS No. 153 (“SFAS 153”), Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29. SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Adoption of this standard had no material impact on the Company’s statement of earnings or financial position.

In January 2006, the Company adopted SFAS No. 154 (“SFAS 154”), Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Retrospective application is defined by the statement as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This statement also requires that a change in the depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. Adoption of this standard had no material impact on the Company’s statement of earnings or financial position.

In September 2006, the FASB issued SFAS No. 158 (“SFAS 158”), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively, “postretirement benefit plans”) to recognize the funded status of their postretirement plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position, and provide additional disclosures. On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS 158. The effect of adopting SFAS 158 on the Company’s financial condition at December 31, 2006 has been included in the accompanying consolidated financial statements. SFAS 158 did not have an effect on the Company’s consolidated financial condition at December 2005 or 2004. The Company has not yet determined the impact of the change in measurement date for post-retirement benefit plans. See Note 13 for further discussion of the effect of adopting SFAS 158 on the Company’s consolidated financial statements.

New Accounting Standards

In February 2006, FASB issued SFAS No. 155 (“SFAS 155”), Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statement No. 133 and 140. SFAS 155 permits hybrid financial instruments that have embedded derivatives to be valued as a whole, eliminating the need to bifurcate the derivative from its host, as previously required under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedge Accounting (“SFAS 133”). SFAS 155 also amends SFAS 133 by establishing a requirement to evaluate interests in securitized financial assets to determine whether they are free standing derivatives or whether they contain embedded derivatives that require bifurcation. SFAS 155 is effective for all hybrid financial instruments acquired or issued by the Company on or after January 1, 2007. Adoption of SFAS 155 is not expected to have a material effect on the Company’s statement of earnings or financial position.

In June 2006, the FASB issued Financial Interpretation No. 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting and financial statement reporting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. The interpretation is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by the Company as of January 1, 2007. The Company has not yet completed its analysis of the effects of this interpretation.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. It will be effective for fiscal years beginning after November 15, 2007. The Company has not yet completed its analysis of the effects of this standard.

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

Note 2—Receivables Facility

The Company maintains an agreement (the “Receivables Facility”) with a financial institution whereby it sells on a continuous basis an undivided interest in certain eligible trade accounts receivable. Pursuant to the Receivables Facility, the Company formed a wholly-owned, special purpose, bankruptcy-remote subsidiary (“SPV”). The financial position and results of operations of the SPV are consolidated with the Company. The SPV was formed for the sole purpose of buying and selling receivables generated by the Company. Under the Receivables Facility, the Company, irrevocably and without recourse, transfers all applicable trade accounts receivables to the SPV. The SPV, in turn, has sold and, subject to certain conditions, may from time to time sell an undivided interest in these receivables and is permitted to receive advances of up to $150.0 million from the conduit administered by an independent financial institution for the sale of such an undivided interest.

The Company accounts for its transfers of receivables to the SPV, together with the SPV’s sale of undivided interests in the SPV’s receivables to the conduit, as sales under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The interest rate paid to the conduit on amounts outstanding under the Receivables Facility is equal to the conduit’s pooled commercial paper rate, which was 5.35% and 4.26% at December 31, 2006 and December 31, 2005, respectively. The Company’s loss on the sales of these receivables is reported in Other income, net, and amounted to $4.3 million during both 2006 and 2005 and $1.8 million in 2004.

At December 31, 2006, the outstanding balance of receivables serviced by the SPV was $242.3 million compared to $228.8 million at December 31, 2005 and $250.5 million at December 31, 2004. At December 31, 2006, the SPV had not sold any undivided interest to the conduit. The SPV sold $137.9 million of undivided interest to the conduit at December 31, 2005, and $120.0 million at December 31, 2004. The Company’s retained interest in the SPV’s receivables is classified in trade accounts receivable in the Company’s consolidated financial statements at its relative fair value and amounted to $242.3 million at December 31, 2006 compared to $91.1 million at December 31, 2005 and $129.8 million at December 31, 2004. This retained interest is subordinate to, and provides credit enhancement for, the conduit’s ownership interest in the SPV’s receivables, and is available to the conduit to pay any fees or expenses due to the conduit, and to absorb all credit losses incurred on any of the SPV’s receivables.

Note 3—Inventories

The components of inventories at December 31 are as follows:

	2006	2005*
	In thousands
FIFO (approximates current costs):
Finished goods	$295,473	$236,097
Work-in-process	28,491	31,486
Raw materials	124,487	113,487
Reserves and variances - net	4,221	11,925
	452,672	392,995
Excess FIFO cost over LIFO value	(40,246)	(38,025)
Inventories associated with assets held for sale	(536)	(17,161)
Inventories	$411,890	$337,809

*                    2005 amounts have been reclassified to reflect assets held for sale of discontinued operations, see Notes 1 and 17, and a reclassification of a previous reserve to Accrued expenses.

Note 4—Property, Plant and Equipment

The components of property, plant and equipment at December 31 are as follows:

	2006	2005*
	In thousands
Land	$12,868	$11,672
Buildings and leasehold improvements	260,585	237,410
Machinery and equipment	652,880	646,398
Projects in progress	32,614	42,488
	958,947	937,968
Accumulated depreciation	(496,640)	(483,283)
Property, plant and equipment, net, associated with assets held for sale	—	(22,689)
Property, plant and equipment, net	$462,307	$431,996

*                    2005 amounts have been reclassified to reflect assets held for sale of discontinued operations, see Notes 1 and 17.

During 2006 and 2005, the Company capitalized interest in the amount of $1.6 million and $2.6 million, respectively.

Note 5—Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill for the years ended December 31, 2006 and 2005, is as follows:

	Industrial	Construction	General	Specialty
	Components	Materials	Industry	Products	Total
	In thousands
Balance at January 1, 2005	$155,762	$32,935	$79,544	$922	$269,163
Goodwill acquired during year	—	—	—	55,753	55,753
Purchase accounting adjustments	(584)	—	—	—	(584)
Currency translation	66	(823)	—	13	(744)
Balance at December 31, 2005	$155,244	$32,112	$79,544	$56,688	$323,588
Goodwill acquired during year	—	—	—	—	—
Purchase accounting adjustments	—	—	—	(14,930)	(14,930)
Currency translation	1	672	—	376	1,049
Balance at December 31, 2006	$155,245	$32,784	$79,544	$42,134	$309,707

The Company’s other intangible assets as of December 31, 2006, are as follows:

	Acquired	Accumulated	Net Book
	Cost	Amortization	Value
	In thousands
Assets subject to amortization
Patents	$9,900	$(8,054)	$1,846
Software licenses	1,800	(1,371)	429
Customer relationships	14,712	(3,055)	11,657
Other	11,925	(10,518)	1,407
Assets not subject to amortization
Trademarks	4,000	—	4,000
Patents and other intangible assets, net	$42,337	$(22,998)	$19,339

The Company’s other intangible assets as of December 31, 2005, are as follows:

	Acquired	Accumulated	Net Book
	Cost	Amortization	Value
	In thousands
Assets subject to amortization
Patents	$9,428	$(7,700)	$1,728
Software licenses	1,800	(1,114)	686
Other	11,593	(10,388)	1,205
Assets not subject to amortization
Trademarks	4,000	—	4,000
Patents and other intangible assets, net	$26,821	$(19,202)	$7,619

Estimated amortization expense over the next five years is as follows: $3.3 million in 2007, $3.1 million in 2008, $3.0 million in 2009, $2.8 million in 2010 and $2.1 million in 2011.

Note 6—Investments and Advances to Unconsolidated Affiliates

Investments and advances to unconsolidated affiliates are as follows:

In thousands	Ownership	2006	2005
Joint Venture interest in Icopal A/S	25%	$81,971	$68,165
Notes Receivable from Icopal A/S		15,041	13,507
Investment in Icopal A/S		97,012	81,672
Other investments	28-49%	4,075	7,609
		101,087	89,281
Investments associated with assets held for sale		(400)	(2,670)
Investments and advances to affiliates		$100,687	$86,611

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

Continuing and discontinued operations combined unaudited summarized financial information for the Company’s unconsolidated affiliates is as follows:

In thousands	2006	2005
Income Statement Information
Net sales	$1,108,917	$925,107
Earnings before income taxes	39,495	27,011
Net income	25,401	12,789
Balance Sheet Information
Current assets	$472,362	$343,725
Non-current assets	722,821	627,752
Current liabilities	532,935	384,684
Non-current liabilities	317,932	300,297
Equity	344,316	286,495

Note 7—Borrowings

Borrowings under short-term credit lines and long-term debt include:

	2006	2005
	In thousands
6.70% senior notes due 2008	$100,000	$100,000
7.25% senior notes due 2007, includes fair value adjustment of ($66) and $1,218 respectively (see Note 8)	149,934	151,218
6.125% senior notes due 2016, net of unamortized discount of ($1,083)	148,917	—
Revolving credit lines	—	15,000
Industrial development and revenue bonds through 2018	20,035	24,535
Other, including capital lease obligations	7,448	21,384
Short-term credit lines	—	28,282
	$426,334	$340,419
Less short-term debt, including current maturities and industrial revenue and development bonds	(151,676)	(57,993)
Long-term debt	$274,658	$282,426

On August 18, 2006, the Company issued $150 million in ten-year notes at an interest rate of 6.125% in anticipation of the Company’s 7.25% $150 million notes maturing January 15, 2007. The net proceeds of the August 2006 notes were used in the interim period to repay all amounts outstanding under the Company’s uncommitted line of credit, to reduce the trade accounts receivable sold under the Company’s receivables facility and for general corporate purposes. The $150 million notes that mature on January 15, 2007, are included in Short-term debt.

On June 9, 2005, the Company replaced its three-year $250.0 million syndicated revolving credit facility with a five-year $300.0 million revolving credit facility (the “2005 Facility”). At December 31, 2006, the Company had $296.5 million available under this facility. The 2005 Facility provides for grid-based interest pricing based on the credit rating of the Company’s senior unsecured bank or other unsecured senior debt and the Company’s utilization of the 2005 Facility. The average interest rate on the 2005 Facility for 2006 was 5.22%.

The Company also maintains a $55 million uncommitted line of credit, which was fully available as of December 31, 2006. In addition, at December 31, 2006, the entire $150 million was available under the Company’s accounts receivable securitization facility.

At December 31, 2006, letters of credit amounting to $48.5 million were outstanding primarily to provide security under insurance arrangements and certain borrowings.

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

The industrial development and revenue bonds are collateralized by letters of credit, Company guarantees and/or by the facilities and equipment acquired through the proceeds of the related bond issuances. The weighted average interest rates on the revenue bonds for 2006 and 2005 were 4.32% and

3.03%, respectively. The Company estimates the fair value of its industrial development and revenue bonds approximates their carrying value.

Other borrowings for 2006 and 2005 include capital lease obligations of $5.7 million and $6.0 million, respectively for the funding of production facility expansions. Interest rates on these borrowings ranged from 4.89% to 13.28% in 2006.

Cash payments for interest were $20.6 million in 2006, $21.5 million in 2005, and $18.8 million in 2004. Interest expense, net is shown net of interest income of $3.5 million in 2006, $1.5 million in 2005, and $1.9 million in 2004.

The aggregate amount of short-term and long-term debt maturing in each of the next five years is approximately $151.7 million in 2007, $112.7 million in 2008, $0 in 2009, 2010, and 2011, and $163.0 million thereafter.

The fair value of the Company’s senior notes is based on current year yield rates plus the Company’s estimated credit spread available for financings with similar terms and maturities. As of December 31, 2006, the fair value of the Company’s 6.70% senior notes is approximately $101.7 million. The fair value of the Company’s 7.25% senior notes is equal to the carrying value of $150.0 million at December 31, 2006. The fair value of the Company’s 6.125% senior notes is approximately $152.9 million at December 31, 2006.

Note 8—Derivative Financial Instruments

The Company is exposed to the impact of changes in interest rates and market values of its debt instruments, changes in raw material prices and foreign currency fluctuations. Management of interest rate exposure includes consideration of the use of treasury lock contracts and interest rate swaps to reduce the volatility of cash flows, the impact on earnings, and to lower its cost of capital.

On November 14, 2006, the Company entered into treasury lock contracts with a notional amount of $100.0 million to hedge the cash flow variability on forecasted debt interest payments associated with changes in interest rates. These contracts have been designated as cash flow hedges and were deemed effective at the origination date and as of December 31, 2006. The valuation of these contracts resulted in an asset of $0.7 million as of December 31, 2006.

On June 15, 2005, the Company entered into treasury lock contracts with a notional amount of $150.0 million to hedge the cash flow variability on forecasted debt interest payments associated with changes in interest rates. These contracts were designated as cash flow hedges and were deemed effective at the origination date. On August 15, 2006, the Company terminated the treasury lock contracts resulting in a gain of $5.6 million ($3.5 million, net of tax),  which will be amortized to reduce interest expense until August 2016, the term of the interest payments related to the $150 million in notes issued on August 18, 2006. At December 31, 2006, the Company had a remaining unamortized gain of $5.4 million ($3.4 million, net of tax) which is reflected in Accumulated other comprehensive income on the Company’s Consolidated Balance Sheets.

In April 2005, the Company terminated certain interest rate swaps entered into on April 11, 2003, with a notional amount of $75.0 million that hedged the market risk associated with the Company’s 7.25% senior notes. The termination of those contracts, which were designated as fair value hedges, resulted in a loss of $1.4 million, which will be amortized to interest expense until January 2007, the original termination date of the swap. At December 31, 2006, the Company had a remaining unamortized loss of $0.1 million reflected in long-term debt.

In December 2001, the Company entered into a $150.0 million notional amount interest rate swap, which was designated as a fair value hedge, to hedge a portion of the exposure associated with its fixed rate debt. This fair value hedge was deemed effective at the origination date. On July 16, 2002, the Company terminated $50.0 million notional amount of this fair value hedge resulting in a gain of $1.6 million, which was amortized to reduce interest expense through December 2006, the original termination date of the swap. On September 19, 2002, the Company terminated the remaining $100.0 million notional amount on the fair value hedge resulting in a gain of $7.3 million, which was amortized to reduce interest expense through December 2006.

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

On October 10, 2006, the Company terminated a currency hedge which was executed on July 21, 2005, with a notional amount of $2.5 million to hedge the Company’s fair value risk associated with fluctuations in the foreign exchange rate on certain receivables denominated in Euros. The termination of this contract resulted in an immaterial gain.

Note 9—Acquisitions

On October 7, 2005, the Company acquired the off-highway brake assets of ArvinMeritor, Inc. for approximately $39.0 million. Operating results for this operation since the acquisition date are included in the Specialty Products segment. The acquisition includes manufacturing assets and inventory from the ArvinMeritor facilities in York, SC; Lexington, KY and Cwmbran, South Wales, U.K, which have been subsequently transferred to the Company’s off-highway braking systems and specialty friction operations. The acquisition resulted in goodwill of approximately $14.3 million and identified intangible assets of $13.0 million with a weighted-average life of 6.6 years. Identified intangible assets consist primarily of customer relationships valued at $12.1 million, with a weighted-average life of 6.5 years, and patents valued at $0.9 million with a weighted-average life of 7.3 years. The goodwill from this acquisition is deductible for tax purposes.

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

Note 10—Shareholders’ Equity

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

If the Company is acquired in a merger or other business combination, and the Rights have not been redeemed, rights holders may purchase the acquirer’s shares at a 50% discount. On May 26, 2006, the

Company amended the Shareholders’ Rights Agreement to, among other things, extend the term of the Rights until May 25, 2016.

Common shareholders of record on May 30, 1986 are entitled to five votes per share. Common stock acquired subsequent to that date entitles the holder to one vote per share until held four years, after which time the holder is entitled to five votes per share.

Note 11—Employee and Non-Employee Stock Options & Incentive Plan

The Company maintains an Executive Incentive Program (the “Program”) for executives and certain other employees of the Company and its operating divisions and subsidiaries. On April 20, 2004, the Program was amended by shareholder approval to allow for awards of stock options, restricted stock, stock appreciation rights, performance shares and units or other awards based on Company stock. Shares issued under these plans are issued from Treasury. At December 31, 2006, 2,030,170 shares were available for grant under this plan; however, only 1,986,390 of this amount were available for the issuance of restricted and performance shares. The Company also maintains a restricted stock and stock option plan for its non-employee directors. At December 31, 2006, 70,000 and 196,000 shares were available for grant under these plans, respectively. With the exception of certain awards issued December 1, 1999 (the “December 1999 Grant”) and certain awards for which vesting was accelerated on September 7, 2005, options issued under both these plans vest one-third upon grant, one-third on the first anniversary of grant and the remaining one-third on the second anniversary of grant. Vesting for the December 1999 Grant was as follows: 10% on March 1, 2001; 30% on March 1, 2002; 60% on March 1, 2003; and 100% on March 1, 2004. All options, including the December 1999 Grant, have a maximum term life of 10 years.

Compensation expense related to the adoption of SFAS 123(R) and stock options granted was $3.5 million before tax, or $2.4 million after tax ($0.08 per share, basic and diluted) for the year ended December 31, 2006. Under SFAS 123(R), excess income tax benefits related to share-based compensation expense that must be recognized directly in equity are considered financing rather than operating cash flow activities. The amount of financing cash flows for these benefits was $3.7 million for the year ended December 31, 2006. There was no stock-based compensation expense related to stock options in 2005 and 2004 because the intrinsic value method was used in accordance with APB 25 to account for stock-based awards. Unrecognized compensation cost related to stock options of $0.9 million at December 31, 2006 is to be recognized over a weighted average period of 1.1 years.

On September 7, 2005, the Compensation Committee of the Company’s Board of Directors approved the immediate vesting of 115,533 options originally granted on February 2, 2005 and May 4, 2005. At the time of the vesting, the market value of the Company stock was less than the exercise price of the options.

Restricted shares awarded under the Program are generally released to the recipient after a period of three years. At December 31, 2006, under the Company’s restricted stock plan, 115,170 non-vested shares were outstanding. The number and weighted average grant-date fair value of restricted shares issued in each of the last three years was as follows: in 2006, 47,720 shares were issued at a weighted average fair value of $69.61; in 2005, 49,825 shares were issued at a weighted average fair value of $64.38; and in 2004, 33,110 shares were issued at a weighted average fair value of $57.07. Compensation expense related to restricted stock awards of $3.3 million, $2.1 million and $1.0 million were recognized for the years ended December 31, 2006, 2005 and 2004, respectively. Unrecognized compensation cost related to restricted stock awards of $3.4 million at December 31, 2006 is to be recognized over a weighted average period of 2.1 years.

Stock option activity under the Company’s employee and non-employee stock-based plans was as follows:

	Shares	Exercise Price
Outstanding at December 31, 2003	1,043,470	$38.36
Options granted	182,700	57.21
Options exercised	(185,718)	31.83
Outstanding at December 31, 2004	1,040,452	$42.83
Options granted	248,300	64.42
Options exercised	(137,972)	36.53
Options cancelled	(2,233)	57.07
Outstanding at December 31, 2005	1,148,547	$48.23
Options granted	189,500	68.99
Options exercised	(350,169)	40.66
Options cancelled	(5,333)	55.40
Outstanding at December 31, 2006	982,545	$54.85

The total intrinsic value of options exercised during the year ended December 31, 2006 was $13.6 million. The weighted average contractual term of options outstanding at December 31, 2006 was 6.25 years.

At December 31, 2006, 2005 and 2004, 833,879, 1,037,647 and 855,485 options were exercisable, with a weighted average exercise price of $52.49, $46.95 and $40.99, respectively. The weighted average contractual term of options exercisable at December 31, 2006 was 5.74 years.

The fair value of shares vested during 2006 was $1.8 million.

The aggregate intrinsic value of options outstanding and exercisable at December 31, 2006 and 2005 was $24.6 million and $22.9 million, respectively.

Note 12—Other Comprehensive Income (Loss)

The change in Accumulated other comprehensive income (loss) has no impact on Net income but is reflected in the Consolidated Balance Sheets through adjustments to Shareholders’ equity. Other comprehensive income (loss) is derived from adjustments to reflect the minimum post-retirement benefit liability, foreign currency translation adjustments, and unrealized gains (losses) on hedging activities. The components of Other comprehensive income (loss) are as follows:

	Pre-Tax	Tax Expense	After-Tax
	Amount	(Benefit)	Amount
	In thousands
Year Ended December 31, 2004
Minimum pension liability	$11,445	$4,006	$7,439
Foreign currency translation	14,392	1,717	12,675
Loss on hedging activities	(214)	(106)	(108)
Other comprehensive income	$25,623	$5,617	$20,006
Year Ended December 31, 2005
Minimum pension liability	$(5,284)	$(2,370)	$(2,914)
Foreign currency translation	(2,834)	1,082	(3,916)
Loss on hedging activities	(719)	(232)	(487)
Other comprehensive loss	$(8,837)	$(1,520)	$(7,317)
Year Ended December 31, 2006
Minimum pension liability	$(2,348)	$(882)	$(1,466)
Foreign currency translation	9,417	2,715	6,702
Income on hedging activities	5,607	2,242	3,365
Other comprehensive income	$12,676	$4,075	$8,601

The accumulated balances for each classification of comprehensive income (loss) are as follows:

	Foreign Currency Items	Minimum Pension Liability	Accrued Post-Retirement Benefit Liability	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
	In thousands
Balance at December 31, 2004	$19,783	$(9,587)	$—	$(64)	$10,132
Net current period change	(3,916)	(2,914)	—	(487)	(7,317)
Balance at December 31, 2005	15,867	(12,501)	—	(551)	2,815
Net current period change	6,702	(1,466)	—	3,365	8,601
Adoption of SFAS 158	—	13,967	(16,932)	—	(2,965)
Balance at December 31, 2006	$22,569	$—	$(16,932)	$2,814	$8,451

Note 13—Retirement Plans

Carlisle maintains defined benefit retirement plans for the majority of its employees. Benefits are based primarily on years of service and earnings of the employee. On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS 158. SFAS 158 requires the Company to recognize the funded status of its defined benefit pension and post-retirement medical benefit plans in the December 31, 2006 Consolidated Statements of Earnings and Comprehensive Income, with a corresponding adjustment to Accumulated other comprehensive income, net of tax. The adjustment to Accumulated other comprehensive income at adoption represents the net unrecognized actuarial losses, unrecognized prior service costs, and unrecognized transition obligation remaining from the initial adoption of SFAS 87, all of which were previously netted against the plan’s funded status in the Company’s Consolidated Balance Sheets pursuant to the provisions of SFAS 87. These amounts will be subsequently recognized as net periodic pension costs pursuant to the Company’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension costs in the same periods will be recognized as a component of Other comprehensive income. These amounts will be subsequently recognized as a component of net periodic pension costs on the same basis as the amounts recognized in Accumulated other comprehensive income prior to the adoption of SFAS 158.

The incremental effects of adopting the provisions of SFAS 158 on the Company’s Consolidated Balance Sheets at December 31, 2006, are presented in the following table. The adoption of SFAS 158 had no effect on the Company’s Consolidated Statements of Earnings for the years ended December 31, 2006, or for any period presented, and will not affect the Company’s operating results in future periods. Had the Company not been required to adopt SFAS 158 at December 31, 2006, it would have recognized an additional minimum liability pursuant to the provisions of SFAS 87. The effect of recognizing the additional minimum liability is included in the table below in the column labeled “Prior to Adopting SFAS 158.”

The following disclosures include both continuing and discontinued operations.

The effect of adopting SFAS 158 on defined benefit pension plans is represented in the following table:

	Prior to Adopting SFAS 158	Effect of Adopting SFAS 158	As Reported at December 31, 2006
	In thousands
Deferred income taxes	$883	$1,332	$2,215
Notes receivable and other assets	1,598	(1,598)	—
Accrued expenses	—	546	546
Other long-term liabilities	35,261	1,399	36,660
Accumulated other comprehensive income	(13,967)	(2,210)	(16,177)

Included in Accumulated other comprehensive income at December 31, 2006, are the following amounts that have not yet been recognized in net periodic pension costs: unrecognized prior service credit of $0.3 million ($0.2 million, net of tax) and unrecognized actuarial losses of $26.2 million ($16.4 million, net of tax). The prior service credit and actuarial loss included in Accumulated other comprehensive income and expected to be recognized in net periodic pension costs during the fiscal year ended December 31, 2007, are $0.1 million ($0.06 million net of tax), and $1.5 million ($0.9 million net of tax), respectively.

The reconciliation of the beginning and ending balances of the projected pension benefit obligation, the fair value of the plan assets for the year ended December 31, 2006, and the accumulated benefit obligation at December 31, 2006, are as follows:

2006
In thousands
Funded status
Projected benefit obligation
Beginning of year	$174,067
Change	(2,826)
End of year	171,241
Fair value of plan assets
Beginning of year	129,914
Change	1,198
End of year	131,112
Funded status end of year	$(40,129)
Accumulated benefit obligation at end of year	$167,980

The plans’ weighted-average asset allocation at December 31, 2006 and 2005 by asset category was as follows:

	2006	2005
U.S. equity securities	47%	47%
International equity securities	15%	15%
Fixed-income securities	33%	32%
Other	4%	4%
Cash	1%	2%
Plan assets at end of year	100%	100%

The Company employs a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. Periodically the Company will modify the target asset allocation to enhance total return. The established target allocation is 60% equity securities, 35% fixed income securities and 5% alternative investments. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed-income investments. Equity investments are diversified across U.S. and international stocks, as well as growth, value, and large and small capitalizations. Investment risk is measured and monitored on an ongoing basis through investment portfolio reviews, annual liability measures and asset/liability studies.

The reconciliation of the beginning and ending balances of the projected benefit obligation (pension only), the fair value of the plan assets at the end of the year, and a reconciliation of the accrued benefit cost at the end of year, are as follows:

The change in plan assets:

	2006	2005
	In thousands
Fair value of plan assets at beginning of year	$129,914	$119,522
Actual return on plan assets	5,777	18,316
Divestiture	—	(5,372)
Company contributions	10,874	9,292
Benefits paid	(15,453)	(11,844)
Fair value of plan assets at end of year	$131,112	$129,914

Reconciliation of the accrued benefit cost:

2005
In thousands
Funded status	$(43,258)
Unrecognized net actuarial loss	26,327
Unrecognized prior service cost	(1,279)
Company contributions	118
Accrued benefit cost	$(18,092)

The Company’s disclosures for its defined benefit retirement plan are determined based on a September 30 measurement date. A reconciliation of the funded status of the plan based on this measurement date and the liability recorded on the Company’s balance sheet at December 31, 2006 is set forth below:

2006
In thousands
Funded status	$(40,129)
Fourth quarter contributions	2,923
Liability at end of year	$(37,206)

The accumulated benefit obligation for all defined benefit pension plans was $168.0 million and $169.6 million at December 31, 2006 and 2005, respectively.

Minimum contributions to the Company’s pension plans in 2007 are expected to be $16.4 million. However, the Company expects to contribute approximately $20.2 million to its pension plans in 2007 in order to qualify for transition relief under the Pension Protection Act of 2006.

Components of net periodic benefit cost for years ended December 31:

	2006	2005	2004
	In thousands
Service cost	$5,615	$6,343	$6,025
Interest cost	9,478	9,494	9,781
Expected return on plan assets	(9,857)	(10,298)	(10,046)
Curtailment (gain) expense	(603)	(930)	386
Amortization of unrecognized net loss	1,531	420	533
Amortization of unrecognized prior service cost	(189)	(217)	(231)
Net periodic benefit cost	$5,975	$4,812	$6,448

The curtailment income of $0.6 million in 2006 was due to the Company’s sale of the systems and equipment businesses. The 2005 curtailment gain of $0.9 million was due to the Company’s sale of its automotive components business which affected a portion of the Core Plan, and the Canton and Crestline plans in full. The 2004 curtailment charge of $0.4 million was due to the Company’s amendment of the Director Retirement Plan.

Assumptions for benefit obligations at December 31:

	2006	2005
Discount rate	5.85%	5.65%
Rate of compensation increase	4.29%	3.50%

Carlisle used an assumed discount rate of 5.85% for the 2006 valuation. The Company changed its assumption for the 2006 and 2005 valuation by basing the discount rate on a yield curve which provides better matching of the expected future retirement plan cash flows with projected yields.

Assumptions for net periodic benefit cost for years ended December 31:

	2006	2005	2004
Discount rate	5.65%	6.00%	6.10%
Rate of compensation increase	3.50%	3.50%	3.50%
Expected long-term return on plan assets	8.50%	8.50%	8.75%

The Company considers several factors in determining the long-term rate of return for plan assets. Current market factors such as inflation and interest rates are evaluated and consideration is given to the diversification and rebalancing of the portfolio. The Company also looks to peer data and historical returns for reasonability and appropriateness.

The 2006 and 2005 pension plan disclosures were determined using a September 30 measurement date. The Company recorded an intangible asset of $1.7 million at December 31, 2005, primarily for unamortized prior service costs, which is recorded in Notes receivable and Other assets. The change in the minimum liability included in other comprehensive income (loss), before taxes, for 2006, 2005 and 2004 was $(2.3) million, $(5.3) million and $11.4 million, respectively.

Additionally, the Company maintains retirement savings plans covering a significant portion of its employees. Expenses for these plans were approximately $8.6 million in 2006, $8.7 million in 2005 and $8.1 million in 2004. The Company also sponsors an employee stock ownership plan (“ESOP”) as part of one of its existing savings plans. Costs for the ESOP are included in the previously stated expenses. The ESOP is available to eligible domestic employees and includes a match in the Company’s common stock of contributions made by plan participants to the savings plan up to a maximum of 4.00% of a participant’s eligible compensation. Participants are not allowed to direct their contributions to the savings plan to an investment in the Company’s common stock. A breakdown of shares held by the ESOP at December 31 is as follows:

	2006	2005	2004
Shares held by the ESOP	1,381,984	1,516,323	1,628,579

The Company also has a limited number of unfunded post-retirement benefit programs. Carlisle’s liability for post-retirement medical benefits is limited to a maximum obligation; therefore, the Company’s liability is not materially affected by an assumed health care cost trend rate.

The effect of adopting SFAS 158 on post-retirement benefit plans is represented in the following table.

	Prior to Adopting SFAS 158	Effect of Adopting SFAS 158	As Reported at December 31, 2006
	In thousands
Deferred income taxes	$—	$455	$455
Accrued expenses	761	817	1,578
Other long-term liabilities	374	394	768
Accumulated other comprehensive income	—	(755)	(755)

Included in Accumulated other comprehensive income at December 31, 2006, are the following amounts that have not yet been recognized in net periodic retiree medical costs: unrecognized transition obligation of $0.2 million ($0.1 million net of tax) and unrecognized actuarial losses of $1.0 million ($0.6 million, net of tax).

The reconciliation of the beginning and ending balances of the projected post-retirement benefit obligation, the fair value of the plan assets for the year ended December 31, 2006, and the accumulated benefit obligation at December 31, 2006, are as follows:

2006
In thousands
Funded status
Projected benefit obligation
Beginning of year	$12,598
Change	(9,977)
End of year	2,621
Fair value of plan assets
Beginning of year	—
Change	—
End of year	—
Funded status end of year	$(2,621)
Accumulated benefit obligation at end of year	$2,621

The Company’s 2006 and 2005 disclosures for its post-retirement benefit programs are determined based on a September 30 measurement date.

The change in post-retirement medical projected benefit obligation:

	2006	2005
	In thousands
Benefit obligation at beginning of year	$12,598	$12,253
Service cost	2	3
Interest cost	483	680
Participant contributions	926	951
Curtailment gain	(8,906)	—
Actuarial loss	(367)	1,268
Benefits paid	(2,115)	(2,557)
Benefit obligation at end of year	$2,621	$12,598

Reconciliation of the post-retirement medical accrued benefit cost:

2005
In thousands
Funded status	$(12,598)
Unrecognized net actuarial loss	3,698
Unrecognized transition obligation	1,547
Company and retiree contributions	401
Accrued benefit cost	$(6,952)

The Company’s disclosures for its defined benefit retirement plan are determined based on a September 30 measurement date. A reconciliation of the funded status of the plan based on this measurement date and the liability recorded on the Company’s balance sheet at December 31, 2006 is set forth below:

Reconciliation from measurement date to December 31:

2006
In thousands
Funded status	$(2,621)
Fourth quarter contributions	275
Liability at end of year	$(2,346)

Company contributions in 2007 are estimated to be consistent with contributions made in 2006.

The Company’s post-retirement medical benefit obligations were determined using an assumed discount rate of 5.85% and 5.65% for years ended December 31, 2006 and 2005, respectively. The Company changed its assumption for the 2006 and 2005 valuation by basing the discount rate on a projected yield curve which provides better matching of the expected future retirement plan cash flows with projected yields.

Components of net periodic post-retirement benefit costs for years ended December 31:

	2006	2005	2004
	In thousands
Service cost	$1	$3	$4
Interest cost	483	680	729
Curtailment gain	(5,722)	—	—
Amortization of unrecognized loss	193	147	112
Amortization of unrecognized net obligation	220	220	220
Net periodic benefit cost	$(4,825)	$1,050	$1,065

The curtailment gain of $5.7 million in 2006 was due to the elimination of the subsidized post-retirement medical coverage for Carlisle Power Transmission Product’s participants effective June 1, 2006.

The Company’s post-retirement medical benefit cost for 2006, 2005 and 2004 was determined using an assumed discount rate of 5.65%, 6.00% and 6.10%, respectively.

The following is a summary of estimated future benefits to be paid for the Company’s defined benefit pension plan and post-retirement medical plan at December 31, 2006. Benefit payments are estimated based on the same assumptions used in the valuation of the projected benefit obligation (in thousands):

Year	Defined Benefit Retirement Plan	Post-Retirement Medical Plan
2007	$12,758	$219
2008	$12,517	$219
2009	$13,169	$219
2010	$13,147	$214
2011	$13,915	$203
2012–2016	$74,878	$813

Note 14—Income Taxes

The provision for income taxes from continuing operations is as follows:

	2006	2005	2004
	In thousands
Current expense
Federal	$55,171	$53,447	$33,372
State, local and other	6,692	6,297	4,355
	61,863	59,744	37,727
Deferred expense (income)
Federal	15,191	(3,688)	9,481
State, local and other	977	4,396	1,342
	16,168	708	10,823
Total provision	$78,031	$60,452	$48,550

Deferred tax assets (liabilities) are comprised of the following at December 31:

	2006	2005
	In thousands
Extended warranty	$22,132	$21,382
Inventory reserves	4,882	2,712
Doubtful receivables	3,798	4,990
Employee benefits	16,656	25,874
Foreign loss carryforwards	2,686	4,422
Less: valuation allowance	(2,686)	(2,771)
Capital loss carryforwards	—	3,275
Less: valuation allowance	—	(3,275)
Other, net	625	743
Gross deferred assets	48,093	57,352
Depreciation	(46,569)	(52,241)
Amortization	(29,620)	(19,693)
Gross deferred liabilities	(76,189)	(71,934)
Net deferred tax liabilities	$(28,096)	$(14,582)

In assessing whether deferred tax assets are realizable, the Company considers if it is more likely than not that they will be realized. Realization of deferred tax assets is dependant upon the generation of future taxable income during the periods in which those temporary differences become deductible. At December 31, 2006, it was determined that certain carryforward tax attributes may not be fully realized. Accordingly, a valuation allowance was provided to reduce the related deferred tax assets. There are approximately $9 million of foreign loss carryforwards that can be carried forward indefinitely. Based on historical levels of taxable income and projections of future taxable income over the periods in which deferred tax assets are deductible, the Company believes it is more likely than not the benefits of remaining deductible differences will be realized.

A reconciliation of taxes from continuing operations computed at the statutory rate to the tax provision is as follows:

	2006	2005	2004
	In thousands
Federal income taxes at statutory rate on income from continuing operations	$89,362	$67,961	$55,756
Benefit for export sales	(1,077)	(1,036)	(1,150)
Benefit for manufacturing deduction	(1,799)	(1,604)	—
State and local taxes, net of federal income tax benefit	4,455	3,249	1,408
Rate difference on foreign earnings	(6,255)	(4,906)	(1,693)
Settlement of IRS audit	—	(3,000)	(3,734)
Effect of tax law changes	(4,333)	—	(1,878)
Tax credits	(2,829)	—	—
Other, net	507	(212)	(159)
	$78,031	$60,452	$48,550
Effective income tax rate on continuing operations	30.6%	31.1%	30.5%

Cash payments for income taxes, net of refunds, were $87.7 million, $33.4 million and $51.8 million in 2006, 2005 and 2004, respectively.

The Company’s income before tax from U.S. and non-U.S. operations amounted to $254.5 million and $41.6 million, respectively, for the year ended December 31, 2006, $133.3 million and $26.6 million for 2005 and $93.3 million and $17.3 million for 2004. The Company has not provided U.S. tax on cumulative undistributed earnings of non-U.S. subsidiaries where such earnings are considered indefinitely reinvested. Generally, the Company has provided U.S. tax on cumulative undistributed earnings of non-consolidated foreign subsidiaries, where such earnings are not considered indefinitely reinvested. However, due to U.S. tax law changes surrounding the U.S. foreign tax credit regime, only minimal incremental U.S. tax would be due on such repatriations. Below is a chart of unrepatriated earnings for the most current three years.

	2006	2005	2004
	In millions
Indefinitely reinvested	$73.2	$55.4	$63.3
Not indefinitely reinvested	23.6	17.8	15.2
Total	$96.8	$73.2	$78.5

Note 15—Other Long-Term Liabilities

The components of other long-term liabilities are as follows:

	December 31,	December 31,
	2006	2005
	In thousands
Deferred taxes	$64,872	$49,754
Pension and other post-retirement obligations	37,427	47,714
Long-term warranty obligations	2,754	2,535
Other	6,580	3,135
Non-current liabilities associated with assets held for sale	—	(99)
Other long-term liabilities	$111,633	$103,039

Note 16—Commitments and Contingencies

For its continuing and discontinued operations, the Company is obligated under various noncancelable operating leases for certain facilities and equipment. Rent expense was $16.8 million, $16.7 million and $18.3 million in 2006, 2005 and 2004, respectively. Future minimum payments under its various noncancelable operating leases in each of the next five years are approximately $14.6 million in 2007, $11.1 million in 2008, $7.8 million in 2009, $6.3 million in 2010, $4.8 million in 2011 and $7.5 million thereafter.

At December 31, 2006, letters of credit amounting to $48.5 million were outstanding, primarily to provide security under insurance arrangements and certain borrowings.

The Company has financial guarantee lines in place for certain of its operations in Asia and Europe to facilitate working capital needs, customer performance and payment and warranty obligations. At December 31, 2006, the Company had issued guarantees of $3.1 million, of which $1.4 million represents amounts recorded in current liabilities or Other long-term liabilities. The fair value of these guarantees is estimated to equal the amount of the guarantees at December 31, 2006, due to their short-term nature.

During 2005, the Company sold certain assets and liabilities of its discontinued automotive components business which was part of a series of sales. At the time of the sale, the discontinued automotive components business was party to certain equipment and real property lease contracts. As part of the sale, however, the Company was not released from its obligations under these contracts. In September 2006, the buyer filed bankruptcy. As a result, during the fourth quarter of 2006, the Company paid its obligations under the equipment lease and sold a portion of the related equipment. The lease buyout and equipment sale resulted in a loss of $2.6 million which is reflected in discontinued operations.

Further, the buyer also assumed certain real estate leases in Mexico for which the Company has provided guarantees. However, these facilities were not included in the bankruptcy filing and continue to be utilized by the purchaser. The leases guaranteed by the Company expire in 2007 and 2011 and have total minimum lease payments of $2.4 million as of December 31, 2006. The Company believes that the purchaser will fulfill all obligations required by those lease agreements.

The Company offers various warranty programs on its installed roofing systems, braking products, truck trailers, and refrigerated truck bodies. The change in the Company’s aggregate product warranty liabilities for the period ended December 31 is as follows:

	2006	2005
	In thousands
Beginning reserve	$7,939	$8,517
Current year provision	11,071	11,658
Current year claims	(12,070)	(12,236)
Ending reserve	$6,940	$7,939

The amount of extended product warranty revenues recognized was $14.5 million for the year ended December 31, 2006, $14.2 million for the year ended December 31, 2005 and $14.3 million for the year ended December 31, 2004.

The Company has entered into long-term purchase agreements effective January 1, 2007 and expiring December 31, 2009 for certain key raw materials. Commitments are variable based on changes in commodity price indices. Based on prices at December 31, 2006, commitments under these agreements total approximately $77.5 million.

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

The Company may be involved in various legal actions from time to time arising in the normal course of business. In the opinion of management, the ultimate outcome of such actions will not have a material adverse effect on the consolidated financial position of the Company, but may have a material impact on the Company’s results of operations for a particular period. As a result of the favorable resolution of certain legal actions, the Company recognized gains, net of legal fees, of $7.1 million during the year ended December 31, 2006 and $3.6 million during the year ended December 31, 2005 that were included in Other income, net. In addition, the Company recognized in Other income, net, a charge of $2.5 million relating to an arbitration proceeding concerning the termination of a supply agreement for the year ended December 31, 2006.

At December 31, 2006, approximately 5% of the Company’s employees were covered by collective bargaining agreements. Collective bargaining agreements that will expire in 2007 cover approximately 2% of the Company’s employees. It is uncertain at this time whether agreements will be reached without interruption of production, and the terms of the agreements ultimately reached could result in higher wage and benefit costs.

Note 17—Discontinued Operations and Assets Held for Sale

As part of its commitment to concentrate on its core businesses, in September 2006, the Company announced plans to exit the giftware business of the foodservice products business. The sale is expected to be completed in 2007. In November of 2005 the Company announced plans to sell the systems and equipment businesses. In 2004, the Company disclosed plans to sell three businesses including the plastic components operation of the tire and wheel business, the pottery business of the foodservice products business, as well as all operations of the engineered products business. The assets of these operations have met the criteria for, and have been classified as “held for sale” in accordance with SFAS 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.”  In addition, results of operations for these businesses, and any gains or losses recognized from their sale, are reported as “discontinued operations” in accordance with SFAS 144.

Total assets held for sale at December 31 were as follows:

	December 31,	December 31,
	2006	2005
	In thousands
Assets held for sale:
Automotive components	$—	$716
Systems & equipment	—	108,027
Giftware business of foodservice products	1,296	5,340
Total assets held for sale	$1,296	$114,083

The major classes of assets and liabilities held for sale included in the Company’s Consolidated Balance Sheets were as follows:

	December 31,	December 31,
	2006	2005
	In thousands
Assets held for sale:
Receivables	$141	$30,024
Inventories	536	17,161
Prepaid expenses and other current assets	219	20,454
Total current assets held for sale	896	67,639
Property, plant and equipment, net	—	22,689
Goodwill, net	—	20,322
Patents and other intangible assets, net	—	566
Notes receivable and other assets	—	197
Investments and advances to affiliates	400	2,670
Total assets held for sale	$1,296	$114,083

	December 31,	December 31,
	2006	2005
	In thousands
Liabilities associated with assets held for sale:
Short-tem debt, including current maturities	$—	$156
Accounts payable	137	33,676
Accrued expenses	5	7,022
Deferred revenue	—	949
Total current liabilities associated with assets held for sale	142	41,803
Long-term debt	—	871
Other long-term liabilities	—	99
Total liabilities associated with assets held for sale	$142	$42,773

Net sales and income (loss) before income taxes from discontinued operations were as follows:

	December 31,	December 31,	December 31,
	2006	2005	2004
	In thousands
Net sales:
Plastic components operation of tire and wheel business	$—	$—	$6,094
Automotive components	370	122,433	211,594
Pottery business of foodservice products	—	245	2,079
Systems and equipment	173,566	218,249	227,783
Giftware business of foodservice products	2,344	2,645	3,230
Net sales for discontinued operations	$176,280	$343,572	$450,780
Income (loss) from discontinued operations:
Plastic components operation of tire and wheel business	$—	$(414)	$(8,504)
Automotive components	(4,278)	(44,540)	(48,025)
Pottery business of foodservice products	—	(1,481)	(3,197)
Systems and equipment	49,474	12,808	11,259
Giftware business of foodservice products	(4,380)	(615)	(217)
Income (loss) from discontinued operations	$40,816	$(34,242)	$(48,684)

In 2006, the Company completed the sale of the systems and equipment businesses, resulting in a gain of $41.3 million.

In 2005, the Company completed the sales of the plastic components operations of the tire and wheel business and the pottery operations of the foodservice business, resulting in losses of less than $0.1 million and $1.1 million, respectively. Included in 2004 results related to the plastic components operations of the tire and wheel business were a $1.8 million charge related to a customer settlement and a $2.1 million write-down to fair value of fixed assets. Results for the pottery operations of the foodservice business in 2003 included a $0.9 million write-down to fair value of fixed assets.

The Company sold substantially all of the assets of the engineered products business in 2005, which resulted in a loss of $29.2 million before taxes. Not included in these transactions were a small manufacturing facility and certain accounts receivable, which included amounts due from Delphi Corporation which filed for bankruptcy protection under chapter 11 of the U.S. Bankruptcy Code on October 8, 2005. Also included in 2005 results were charges of $7.2 million related to the reserve of receivables primarily associated with the commenced Delphi bankruptcy filing, as well as reserves against losses associated with the sale of the remaining assets. The ultimate loss will be determined upon the sales or other disposition of these remaining assets. In 2004, the Company recorded an impairment charge of $40.3 million against the goodwill of this business based on management’s assessment of fair value as well as a $4.4 million write-down in a joint venture investment.

Note 18—Fair Value of Financial Instruments

The Company estimates that the carrying amounts of its cash and cash equivalents, receivables, short-term debt and accounts payable approximate fair value due to their short maturity. See Note 7 regarding the fair market value of the Company’s senior notes.

Note 19—Segment Information

While the Company manages its businesses under the three operating groups, Construction Materials, Industrial Components and Diversified Components, effective September 30, 2006, the Company presents five financial reporting segments set forth below. The Construction Materials and Industrial Components financial reporting segments remain unchanged. The Diversified Components group is represented by the Specialty Products segment, the Transportation Products segment and the General Industry segment. The accounting policies of the segments are the same as those described in the summary of accounting policies. The chief operating decision maker evaluates segment performance by earnings before interest and income taxes. The Company’s operations are reported in the following segments:

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

Industrial Components—the principal products of this segment are bias-ply, non-automotive rubber tires, stamped and roll-formed wheels, industrial transmission belts and accessories. Primary markets include lawn and garden—consumers, lawn and garden—commercial, golf cart, home appliance, power equipment, trailer, all terrain vehicle, power sports/recreational vehicles, agriculture, and the related aftermarkets.

Specialty Products—the principal products of this segment are heavy-duty friction blocks, disc linings, braking systems parts, brake shoe remanufacturing and relining for on-highway Class 6, 7 and 8 trucks, braking systems for on-highway and industrial equipment, specialty friction products, and brake actuation systems for on-highway towed vehicles for manufacturers of heavy-duty trucks, trailers, brakes and axles, heavy-duty equipment and truck dealers and replacement part and aftermarket distributors.

Transportation Products—the principal products of this segment are open-deck construction trailers, dump trailers for the material hauling, specialized trailers for large-capacity multi-unit trailers and over-the-road commercial trailers for heavy equipment and truck dealers and commercial haulers.

General Industry (All Other)—the principal products of this group include: (i) commercial and institutional foodservice permanentware, table coverings, cookware, catering equipment, fiberglass and composite material trays and dishes, industrial brooms, brushes, mops, rotary brushes and carpet care products for commercial and non-commercial foodservice operators and sanitary maintenance professionals, (ii) high-performance wire, cable, connectors and cable assemblies, including RF/microwave connectors and cable assemblies primarily for the aerospace, business aircraft, defense electronics, test and measurement equipment and wireless infrastructure equipment industries, and (iii) insulated temperature/climate-controlled truck bodies for customers in warehouse-to-retail store delivery and home food delivery.

Corporate—includes general corporate expenses. Corporate assets consist primarily of cash and cash equivalents, facilities, deferred taxes and other invested assets.

Geographic Area Information—sales are attributable to the United States and to all foreign countries based on the country in which the product was produced. Sales by country for the years ended December 31 were as follows (in thousands):

Country	2006	2005*	2004*
United States	$2,343,517	$2,040,134	$1,816,561
Canada	90,505	81,311	77,850
China	86,915	69,396	61,774
Netherlands	34,163	14,232	29,158
United Kingdom	16,020	—	—
All Other	1,390	1,892	11,257
Net Sales	$2,572,510	$2,206,965	$1,996,600

*                    Prior years’ presentations revised to exclude discontinued operations

Long-lived assets, comprised of net property, plant and equipment, goodwill and other intangible assets, investments and other long-term assets, located in the United States and foreign countries are as follows (in thousands):

Country	2006	2005*
Long-lived assets held and used:
United States	$669,193	$683,298
China	102,890	59,270
Denmark**	82,013	68,164
Netherlands	24,134	28,462
United Kingdom	14,536	—
Canada	5,840	5,962
Mexico	498	10,392
All Other	72	93
Total held and used	$899,176	$855,641
Long-lived assets held for sale:
United States	400	17,350
United Kingdom	—	22,428
Denmark	—	2,813
Netherlands	—	2,291
China	—	1,562
Total held for sale	400	46,444
Total long-lived assets	$899,576	$902,085

*                    Prior year presentation revised to reflect assets held for sale of discontinued operations

**             Includes investment in the Company's European roofing joint venture

Financial information for operations by reportable business segment is included in the following summary:

Segment Financial Data

				Depreciation
				and	Capital
	Sales(1)	EBIT	Assets	Amortization	Spending
	In thousands
2006
Construction Materials(3)	$1,111,184	$170,720	$585,613	$16,062	$46,519
Industrial Components	764,506	60,429	587,640	22,325	15,516
Specialty Products	187,578	11,424	193,253	8,921	9,963
Transportation Products	183,006	30,378	51,851	1,841	5,088
General Industry	326,236	31,140	251,310	8,740	13,552
Corporate	—	(28,460)	206,854	1,385	16
Total	$2,572,510	$275,631	$1,876,521	$59,274	$90,654
2005(2)
Construction Materials(3)	$865,652	$131,844	$401,348	$14,078	$61,683
Industrial Components	747,859	55,253	520,723	21,874	15,449
Specialty Products	151,960	13,554	167,066	5,311	1,847
Transportation Products	154,474	21,152	45,876	1,791	2,609
General Industry	287,020	17,659	228,169	8,948	12,633
Corporate	—	(29,381)	89,090	1,062	6,847
Total	$2,206,965	$210,081	$1,452,272	$53,064	$101,068
2004(2)
Construction Materials(3)	$721,958	$94,478	$345,146	$10,156	$30,083
Industrial Components	727,189	61,067	549,090	20,955	25,991
Specialty Products	133,753	5,233	81,735	5,095	2,113
Transportation Products	113,803	6,408	38,612	1,800	1,279
General Industry	299,897	27,920	228,138	9,205	10,467
Corporate	—	(21,431)	83,271	1,411	303
Total	$1,996,600	$173,675	$1,325,992	$48,622	$70,236

(1)          Excludes intersegment sales

(2)          2005 and 2004 figures have been revised to reflect discontinued operations and conform with the 2006 segment presentation

(3)          Construction Materials EBIT includes equity earnings from Icopal of $6.0 million, $2.5 million and $2.4 million in 2006, 2005 and 2004, respectively.

A reconciliation of assets reported above to total assets as presented on the Company’s Consolidated Balance Sheets is as follows:

	2006	2005
Assets per table above	$1,876,521	$1,452,272
Assets held for sale of discontinued operations (Note 17)	1,296	114,083
Total Assets per Consolidated Balance Sheets	$1,877,817	$1,566,355

A reconciliation of depreciation and amortization and capital spending reported above to the amounts presented on the Consolidated Statement of Cash Flows is as follows:

	2006	2005	2004
Depreciation and amortization per table above	$59,274	$53,064	$48,622
Depreciation and amortization of discontinued operations	562	3,258	12,443
Total depreciation and amortization	$59,836	$56,322	$61,065

	2006	2005	2004
Capital spending per table above	$90,654	$101,068	$70,236
Capital spending of discontinued operations	4,825	7,174	7,387
Total capital spending	$95,479	$108,242	$77,623

Note 20—Quarterly Financial Data

	First	Second	Third	Fourth	Year
	(Unaudited) (In thousands except per share data)
2006*
Net sales	$620,489	$692,055	$648,446	$611,520	$2,572,510
Gross margin	$127,169	$146,886	$129,344	$119,190	$522,589
Operating expenses	$64,250	$62,138	$59,837	$60,733	$246,958
Income from continuing operations, net of tax	$39,287	$54,990	$43,380	$39,629	$177,286
Basic earnings per share from continuing operations	$1.29	$1.79	$1.41	$1.29	$5.79
Diluted earnings per share from continuing operations	$1.27	$1.77	$1.39	$1.27	$5.70
Income (loss) from discontinued operations, net of tax	$1,887	$1,058	$(4,832)	$40,290	$38,403
Basic earnings (loss) per share from discontinued operations	$0.06	$0.04	$(0.15)	$1.31	$1.25
Diluted earnings (loss) per share from discontinued operations	$0.06	$0.03	$(0.15)	$1.30	$1.23
Net income (loss)	$41,174	$56,048	$38,548	$79,919	$215,689
Basic earnings (loss) per share	$1.35	$1.83	$1.26	$2.60	$7.04
Diluted earnings (loss) per share	$1.33	$1.80	$1.24	$2.57	$6.93
Dividends per share	$0.25	$0.25	$0.27	$0.27	$1.04
Stock price:
High	$82.56	$88.99	$85.50	$90.35
Low	$67.59	$75.57	$73.32	$78.24

2005*
Net sales	$537,168	$590,965	$545,389	$533,443	$2,206,965
Gross margin	$110,103	$120,985	$105,585	$101,270	$437,943
Operating expenses	$63,690	$54,817	$52,702	$56,653	$227,862
Income from continuing operations, net of tax	$28,848	$42,124	$36,026	$26,723	$133,721
Basic earnings per share from continuing operations	$0.93	$1.36	$1.18	$0.88	$4.35
Diluted earnings per share from continuing operations	$0.92	$1.34	$1.17	$0.87	$4.30
Income (loss) from discontinued operations, net of tax	$(593)	$(7,448)	$(16,323)	$(2,992)	$(27,356)
Basic earnings (loss) per share from discontinued operations	$(0.02)	$(0.24)	$(0.54)	$(0.10)	$(0.89)
Diluted earnings (loss) per share from discontinued operations	$(0.02)	$(0.23)	$(0.53)	$(0.10)	$(0.88)
Net income (loss)	$28,255	$34,676	$19,703	$23,731	$106,365
Basic earnings (loss) per share	$0.91	$1.12	$0.64	$0.78	$3.46
Diluted earnings (loss) per share	$0.90	$1.11	$0.64	$0.77	$3.42
Dividends per share	$0.23	$0.23	$0.25	$0.25	$0.96
Stock price:
High	$72.72	$74.80	$70.79	$70.73
Low	$61.12	$67.65	$59.00	$58.88

NOTE:          The sum of the quarterly per share amounts may not agree to the respective annual amounts due to rounding.

*                    Quarterly financial data for the 2nd quarter 2006 and prior has been revised to reflect discontinued operations.

Note 21—Subsequent Events

On February 8, 2007, the Company announced that its Board of Directors approved a two-for-one stock split of the Company’s common stock. One additional share of the Company’s common stock will be issued on March 19, 2007 for each share of common stock held by stockholders of record as of the close of business on March 7, 2007. The Company’s stock will begin trading on a split-adjusted basis on March 20, 2007. The Company has not restated any share or per share amounts as a result of this stock split within this report.

On December 18, 2006, the Company signed a conditional agreement to acquire 100% of the equity of Meixian Tengfei Tyre Co., Ltd. (“Meiyan”), a manufacturer of rubber tires for automobiles and agricultural vehicles, motorcycles and field service trucks, located in Guandong, China, for total consideration of approximately $19.6 million. The conditions were subsequently satisfied and the transaction was completed on February 2, 2007. Meiyan will be under the management direction of the tire and wheel business, which is included in the Industrial Components segment.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Carlisle Companies Incorporated

We have audited the accompanying consolidated balance sheets of Carlisle Companies Incorporated and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of earnings and comprehensive income, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Carlisle Companies Incorporated and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 11 and 13 of the consolidated financial statements, in 2006 the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment and Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Carlisle Companies Incorporated’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Charlotte, North Carolina

March 1, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Carlisle Companies Incorporated

We have audited management’s assessment, included in the accompanying “Management’s Report On Internal Control Over Financial Reporting”, that Carlisle Companies Incorporated maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Carlisle Companies Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Carlisle Companies Incorporated maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Carlisle Companies Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Carlisle Companies Incorporated and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statement of earnings and comprehensive income, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2006 of Carlisle Companies Incorporated and subsidiaries and our report dated March 1, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Charlotte, North Carolina

March 1, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors

Carlisle Companies Incorporated:

We have audited the accompanying consolidated statements of earnings and comprehensive income, shareholders’ equity, and cash flows of Carlisle Companies Incorporated and subsidiaries for the year ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of their operations and their cash flows for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

KPMG LLP

Charlotte, North Carolina

March 8, 2005, except for Note 1 “Reclassifications”, which is as of February 28, 2007

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On May 4, 2005, the Audit Committee of the Board of Directors of the Company dismissed KPMG LLP (“KPMG”) as the Company’s independent public accounting firm and on May 17, 2005 engaged Ernst & Young LLP (“EY”) as the Company’s independent registered public accounting firm to audit the Company’s financial statements and the effectiveness of the Company’s internal controls over financial reporting. EY has served as the Company’s auditors for the years ended December 31, 2006 and 2005. EY’s engagement commenced on May 17, 2005.

The audit report of KPMG on the Company’s consolidated financial statements as of and for the year ended December 31, 2004 as well as the audit reports of KPMG on management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004 and the effectiveness of internal control over financial reporting as of December 31, 2004 did not contain an adverse opinion or disclaimer of opinion, nor were such audit reports qualified or modified as to uncertainty, audit scope or accounting principle.

During the year ended December 31, 2004, and through May 4, 2005, there were no disagreements with KPMG on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG, would have caused them to make reference thereto in their audit reports on the Company’s financial statements for such year.

During the year ended December 31, 2004, and through May 4, 2005, there were no “reportable events” requiring disclosure pursuant to paragraph (a)(1)(v) of Item 304 of Regulation S-K.

The Company provided KPMG with a copy of the foregoing disclosures. Attached as Exhibit 16.1 to the Company’s related Form 8-K, dated May 10, 2005, is a copy of KPMG’s letter, dated May 10, 2005, stating its agreement with such statements.

During the year ended December 31, 2004, and prior to the date the Company engaged EY, the Company did not consult EY with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements or internal controls over financial reporting, or any other matters or reportable events as set forth in paragraph (a)(2)(i) and (ii) of Item 304 of Regulation S-K

Item 9A.                Controls and Procedures.

(a) Under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation and as of December 31, 2006, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective.

Management has prepared a report on the Company’s internal control over financial reporting in which management has determined that the Company’s controls are effective. A copy of management’s report is set forth below.

(b) During the fourth quarter of 2006, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer, the Company evaluated the effectiveness of the design and operation of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Name	Age	Positions With Company	Period of Service

Stephen P. Munn	64	Chairman of the Board since January, 1994; and Chief Executive Officer from September, 1988 to February, 2001.	September, 1988 to date
Richmond D. McKinnish	57	Chief Executive Officer since February, 2001; President, since March, 2000; and Executive Vice President from March, 1999 to March, 2000	August, 1974 to date
John W. Altmeyer	48	Group President, Construction Materials since November, 2005. President and Chief Executive Officer of Carlisle SynTec from July, 1997 to November, 2005.	June, 1989 to date
Barry Littrell	52

Group President, Industrial Components since November, 2005. President and Chief Executive Officer of Carlisle Tire & Wheel Company from April, 2000 to November, 2005. President and Chief Executive Officer of Carlisle Power Transmission from June, 2003 to November, 2005.

			March, 1996 to date
Michael D. Popielec	45

Group President, Diversified Components since November, 2005. Formerly employed by (i) Danka Business Systems, Inc. as Chief Operating Officer, Americas from 2004 to 2005 and President and Chief Operating Officer, International from 2003 to 2004, and (ii) General Electric Company as President and Chief Executive Officer GE Power Controls from 2000 to 2003.

			November, 2005 to date

Carol P. Lowe	41

Vice President and Chief Financial Officer since May, 2004. Treasurer from January, 2002 to May, 2004. Formerly employed by National Gypsum Company, a gypsum wallboard manufacturer, as Treasurer from October, 2000 to January, 2002 and Assistant Treasurer from January, 1998 to October, 2000.

			January, 2002 to date
Kevin G. Forster	53	President, Asia-Pacific since September, 1997.	August, 1990 to date
Steven J. Ford	47	Vice President, Secretary and General Counsel since July, 1995.	July, 1995 to date

The officers have been elected to serve at the pleasure of the Board of Directors of the Company. There are no family relationships between any of the above officers, and there is no arrangement or understanding between any officer and any other person pursuant to which he was selected an officer.

Information required by Item 10 with respect to directors of the Company is incorporated by reference to the Company’s definitive proxy statement filed with the Securities and Exchange Commission on March 1, 2007.

The Company has adopted a Business Code of Ethics covering, among others, its principal executive officer, principal accounting officer, and controller. The Business Code of Ethics is published on the Company’s website:  www.carlisle.com. Any amendment to, or waiver of, any provision of the Business Code of Ethics effecting such senior officers will be disclosed on the Company’s website.

In the Company’s definitive proxy statement we describe the procedures under which shareholders can recommend nominees for the Board of Directors. There have been no changes to those procedures since the Company’s definitive proxy statement dated March 13, 2006.

Item 11.                 Executive Compensation.

Information required by Item 11 is incorporated by reference to the Company’s definitive proxy statement filed with the Securities and Exchange Commission on March 1, 2007.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management.

Information required by Item 12 is incorporated by reference to the Company’s definitive proxy statement filed with the Securities and Exchange Commission on March 1, 2007.

The number of securities to be issued upon the exercise of stock options under the Company’s equity compensation plans, the weighted average exercise price of the options and the number of securities remaining for future issuance are as follows:

(c) Number of securities
remaining available for
future issuance under
	(a) Number of securities		equity compensation
	to be issued upon	(b) Weighted-average	plans (excluding
	exercise of outstanding	exercise price of	securities reflected in
Plan Category	options	options outstanding	column(a)
Equity compensation plans approved by security holders	982,545	$54.85	2,296,170

Item 13.                 Certain Relationships and Related Transactions.

Information required by Item 13 is incorporated by reference to the Company’s definitive proxy statement filed with the Securities and Exchange Commission on March 1, 2007.

Item 14.                 Principal Accountant Fees and Services.

Information required by Item 14 is incorporated by reference to the Company’s definitive proxy statement filed with the Securities and Exchange Commission on March 1, 2007.

Part IV

Item 15.                 Exhibits and Financial Statement Schedules.

Financial statements required by Item 8 are as follows:

Consolidated Statements of Earnings, years ended December 31, 2006, 2005 and 2004
Consolidated Balance Sheets, December 31, 2006 and 2005
Consolidated Statements of Cash Flows, years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Shareholders’ Equity, years ended December 31, 2006, 2005 and 2004
Notes to Consolidated Financial Statements

Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts

Exhibits applicable to the filing of this report are as follows:

(3)	By-laws of the Company.(a)
(3.1)	Restated Certificate of Incorporation as amended April 22, 1991.(d)
(3.2)	Certificate of Amendment of the Restated Certificate of Incorporation dated December 20, 1996.(f)
(3.3)	Certificate of Amendment of the Restated Certificate of Incorporation dated April 29, 1999.(i)
(4)	Shareholders’ Rights Agreement, February 8, 1989.(a)
(4.1)	Amendment to Shareholders’ Rights Agreement, dated August 7, 1996.(e)
(4.2)	Amendment No. 2 to Shareholders’ Rights Agreement, dated May 26, 2006.(q)
(4.3)	Trust Indenture.(g)
(4.4)	First Supplemental Indenture, dated as of August 18, 2006.(r)
(10.1)	Executive Incentive Program.(b)
(10.2)	Amendment to Executive Incentive Program.(h)
(10.3)	Amended and Restated Executive Incentive Program.(l)
(10.4)	Form of Nonqualified Stock Option Agreement.(m)
(10.5)	Form of Restricted Share Agreement.(m)
(10.6)	Form of Executive Severance Agreement.(c)
(10.7)	Summary Plan Description of Carlisle Companies Incorporated Director Retirement Plan, effective November 6, 1991.(c)
(10.8)	Amendment to the Carlisle Companies Incorporated Director Retirement Plan.(k)
(10.9)	Nonemployee Director Stock Option Plan.(i)
(10.10)	Amended and Restated Non-Employee Director Stock Option Plan.(j)
(10.11)	Form of Stock Option Agreement for Nonemployee Director.(n)
(10.12)	Amended and Restated Nonemployee Director Equity Plan.(o)
(10.13)	Form of Nonqualified Stock Option Agreement for Nonemployee Directors.(p)
(10.14)	Form of Restricted Share Agreement for Nonemployee Directors.(p)
(10.15)	Carlisle Companies Incorporated Deferred Compensation Plan for Non-Employee
(10.16)	Senior Management Incentive Compensation Plan.(l)
(10.17)	Summary of Compensation Arrangements for Executive Officers.
(10.18)	Summary of Compensation Arrangements for Nonemployee Directors.
(12)	Ratio of Earnings to Fixed Charges.
(21)	Subsidiaries of the Registrant.
(23.1)	Consent of Ernst & Young LLP.
(23.2)	Consent of KPMG LLP.
(31.1)	Rule 13a-14(a)/15d-14(a) Certifications.

(31.2)	Rule 13a-14(a)/15d-14(a) Certifications.
(32)	Section 1350 Certification.

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

(q)         Filed as an Exhibit to the Company’s current report on Form 8-K for May 26, 2006 and incorporated herein by reference.

(r)           Filed as an Exhibit to the Company’s current report on Form 8-K for August 15, 2006 and incorporated herein by reference.

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
Robin S. Callahan, Director
/s/ CAROL P. LOWE
Carol P. Lowe, Vice President and
Chief Financial Officer
(Principal Financial Officer and	/s/ PAUL J. CHOQUETTE, JR.
Principal Accounting Officer)	Paul J. Choquette, Jr., Director

/s/ STEPHEN P. MUNN
Stephen P. Munn, Chairman of	/s/ PETER L.A. JAMIESON
the Board of Directors	Peter L.A. Jamieson, Director
/s/ PETER F. KROGH
Peter F. Krogh, Director

/s/ ANTHONY W. RUGGIERO
Anthony W. Ruggiero, Director

/s/ LAWRENCE A. SALA
Lawrence A. Sala, Director

/s/ ERIBERTO R. SCOCIMARA
Eriberto R. Scocimara, Director

March 1, 2007	/s/ MAGALEN C. WEBERT
Magalen C. Webert, Director

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

ALLOWANCE FOR DOUBTFUL ACCOUNTS
(Dollars in thousands)

Column A	Column B	Column C		Column D	Column E
	Balance at	Charged to Costs	Charged to Other		Balance at End of
Fiscal Year	Beginning of Year	and Expenses	Accounts	Deductions(1)	Year
2004*	6,122	863	10	(1,219)	5,776
2005*	5,776	6,685	786	(1,873)	11,374
2006	11,374	1,632	1,542	(4,500)	10,048

*                    2004 and 2005 amounts have been revised from prior disclosures to exclude discontinued operations

(1)          Accounts written off, net of recoveries

Report of Independent Registered Public Accounting Firm

The Board of Directors

Carlisle Companies Incorporated:

Under date of March 8, 2005, except Note 1 “Reclassifications”, which is as of February 28, 2007, we reported on the consolidated statements of earnings and comprehensive income, shareholders’ equity, and cash flows of Carlisle Companies Incorporated and subsidiaries for the year ended December 31, 2004. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in Item 15 Schedule II in this Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Charlotte, North Carolina

March 8, 2005, except for Note 1 “Reclassifications”, which is as of February 28, 2007

CARLISLE COMPANIES INCORPORATED
COMMISSION FILE NUMBER 1-9278
FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2006

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