Form 10-Q
period 2007-03-31
CARLISLE COMPANIES INC
filed 2007-05-08
CIK 790051

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

Shares of common stock outstanding at May 1, 2007: 62,072,204

Part I. Financial Information

Item 1. Financial Statements

Carlisle Companies Incorporated

Consolidated Statements of Earnings and Comprehensive Income

For the Three Months ended March 31, 2007 and 2006

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2007	2006(1)
		(As adjusted)

Net Sales	$631,861	$620,489

Cost and expenses:
Cost of goods sold	507,373	492,643
Selling and administrative expenses	69,164	60,829
Research and development expenses	4,389	3,884
Other income, net	(2,246)	(463)
Earnings before interest and income taxes	53,181	63,596
Interest expense, net	4,057	4,256
Earnings before income taxes	49,124	59,340
Income taxes	15,465	19,630
Income from continuing operations, net of tax	33,659	39,710

Discontinued operations
Income from operations of discontinued operations	4,736	2,684
Income tax expense	1,562	797
Income from discontinued operations, net of tax	3,174	1,887
Net Income	36,833	41,597

Other comprehensive income
Foreign currency translation, net of tax	1,317	1,833
Gain (loss) on hedging activities, net of tax	(147)	3,308
Other comprehensive income	1,170	5,141
Comprehensive income	$38,003	$46,738

Earnings per share - basic (2)
Income from continuing operations, net of tax	$0.55	$0.65
Income from discontinued operations, net of tax	0.05	0.03
Earnings per share - basic	$0.60	$0.68

Earnings per share - diluted (2)
Income from continuing operations, net of tax	$0.54	$0.64
Income from discontinued operations, net of tax	0.05	0.03
Earnings per share - diluted	$0.59	$0.67

Weighted average common shares outstanding (2)
Basic	61,655	60,888
Effect of dilutive stock options and restricted stock	853	1,066
Diluted	62,508	61,954

Dividends declared and paid per share (2)	$0.135	$0.125

(1)       2006 figures have been revised to reflect the change in accounting for inventory and discontinued operations.Refer to Notes 2, 3 and 7.

(2)       All share and per share information has been adjusted to reflect the two-for-one stock split. Refer to Note 2 for more information.

See accompanying notes to Unaudited Consolidated Financial Statements

Carlisle Companies Incorporated

Consolidated Balance Sheets

March 31, 2007 and December 31, 2006

(In thousands, except per share and share amounts)

	March 31,	December 31,
	2007	2006 (1)
	(Unaudited)	(As adjusted)
Assets
Current assets:
Cash and cash equivalents	$26,848	$144,029
Trade receivables, less allowance of $9,293 in 2007 and $10,048 in 2006	320,443	355,409
Inventories	475,958	452,136
Deferred income taxes	23,919	23,805
Prepaid expenses and other current assets	22,084	31,235
Current assets held for sale	766	896
Total current assets	870,018	1,007,510
Property, plant and equipment, net of accumulated depreciation of $510,247 in 2007 and $496,640 in 2006	486,390	462,307
Other assets:
Goodwill, net	311,563	309,707
Patents and other intangible assets, net	19,220	19,339
Investments and advances to affiliates	99,626	100,687
Notes receivable and other assets	10,677	7,136
Non-current assets held for sale	400	400
Total other assets	441,486	437,269
TOTAL ASSETS	$1,797,894	$1,907,086

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt, including current maturities	$8,048	$151,676
Accounts payable	150,811	142,964
Accrued expenses	126,840	160,014
Deferred revenue	15,186	16,046
Current liabilities associated with assets held for sale	32	142
Total current liabilities	300,917	470,842
Long-term liabilities:
Long-term debt	275,050	274,658
Deferred revenue	84,616	82,631
Other long-term liabilities	129,423	111,633
Total long-term liabilities	489,089	468,922
Shareholders’ equity:
Preferred stock, $1 par value. Authorized and unissued 5,000,000 shares	—	—
Common stock, $1 par value. Authorized 100,000,000 shares; 78,661,248 shares issued; 61,810,134 outstanding in 2007 and 61,450,518 in 2006 (2)	78,661	78,661
Additional paid-in capital (2)	43,163	30,508
Unearned compensation - includes restricted shares of 262,270 in 2007 and 230,340 in 2006 (2)	(6,240)	(3,437)
Cost of shares of treasury - 16,588,844 shares in 2007 and 16,980,390 in 2006 (2)	(164,430)	(167,578)
Accumulated other comprehensive income	9,621	8,451
Retained earnings	1,047,113	1,020,717
Total shareholders’ equity	1,007,888	967,322
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,797,894	$1,907,086

(1)       2006 results have been revised to reflect the change in accounting for inventory (refer to Note 3). Retained earnings at January 1, 2007 has been adjusted for the adoption of FIN 48 (refer to Note 16).

(2)       All share and per share information has been adjusted to reflect the two-for-one stock split. Refer to Note 2 for more information.

See accompanying notes to Unaudited Consolidated Financial Statements

Carlisle Companies Incorporated

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2007 and 2006

(Dollars in thousands)

(Unaudited)

	March 31,
	2007	2006 (1)
		(As adjusted)
Operating activities
Net income	$36,833	$41,597
Reconciliation of net income to cash flows from operating activities:
Depreciation	14,500	13,839
Amortization	955	324
Non-cash compensation	3,318	2,448
Loss in equity investments	2,195	2,954
Loss (gain) on sales of investments, property and equipment, net	(4,867)	103
Deferred taxes	(3,473)	2,188
Excess tax benefits from stock-based compensation	(2,983)	(2,843)
Changes in assets and liabilities, excluding effects of acquisitions and divestitures:
Current and long-term receivables	(23,260)	(50,393)
Receivables under securitization program	70,000	(4,900)
Inventories	(23,120)	(24,515)
Accounts payable and accrued expenses	(21,492)	5,372
Income taxes	14,342	13,000
Long-term liabilities	1,965	2,179
Other operating activities	(496)	(276)
Net cash provided by operating activities	64,417	1,077

Investing activities
Capital expenditures	(18,802)	(26,571)
Acquisitions, net of cash	(22,719)	—
Proceeds from investments, property and equipment	1,404	2,376
Other investing activities	320	223
Net cash used in investing activities	(39,797)	(23,972)

Financing activities
Net change in short-term borrowings and revolving credit lines	(143,687)	4,139
Proceeds from long-term debt	365	—
Reductions of long-term debt	—	(38)
Dividends	(8,379)	(7,657)
Treasury shares and stock options, net	6,698	8,762
Excess tax benefits from stock-based compensation	2,983	2,843
Net cash (used in) provided by financing activities	(142,020)	8,049

Effect of exchange rate changes on cash	219	69
Change in cash and cash equivalents	(117,181)	(14,777)
Cash and cash equivalents
Beginning of period	144,029	38,745
End of period	$26,848	$23,968

(1)       2006 figures have been revised to reflect the change in accounting for inventory and cash flows from discontinued operations. Refer to Notes 2, 3 and 7.

See accompanying notes to Unaudited Consolidated Financial Statements

Notes to Unaudited Consolidated Financial Statements

Three Months Ended March 31, 2007 and 2006

(1)         Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Carlisle Companies Incorporated and its wholly-owned subsidiaries (together, the “Company” or “Carlisle”).  Intercompany transactions and balances have been eliminated in consolidation. The unaudited consolidated financial statements have been prepared in accordance with Article 10-01 of Regulation S-X of the Securities and Exchange Commission and, as such, do not include all information required by generally accepted accounting principles for annual financial statements. However, in the opinion of the Company, these financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial statements for the interim periods presented herein.  Results of operations for the three months ended March 31, 2007, are not necessarily indicative of the operating results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company’s 2006 Form 10-K.

(2)         Reclassifications and Restatements

Certain reclassifications have been made to the three months ending March 31, 2006 information to conform to the current year’s presentation.

Consolidated Balance Sheets have been retrospectively adjusted to reflect the change in accounting method described in Note 3.  The adoption of FIN 48 resulted in a $2.1 million charge to opening retained earnings at January 1, 2007.

Consolidated Statements of Earnings and Comprehensive Income have been retrospectively adjusted to reflect the effects of discontinued operations and the change in accounting method described in Note 3.  Segment information presented in Note 15 has also been revised from prior year’s March 31, 2006 presentation to reflect the Company’s current segment reporting structure, discontinued operations and assets held for sale.  Refer to Note 7 for additional detail regarding discontinued operations.

In the third quarter of 2006, the Company combined the operating, investing and financing portions of the cash flows attributable to its discontinued operations with the cash flows attributable to its continuing operations.

The Company effected a two-for-one split of its $1 par value common stock, whereby one additional share of the Company’s stock was issued on March 19, 2007 for each share of common stock held by the shareholders of record as of the close of business on March 7, 2007 (the “stock split”).  Accordingly, all references to the number of shares and per share data, except shares authorized, for all periods presented have been adjusted to reflect this stock split.

(3)         Change in Accounting Method

Prior to January 1, 2007, inventories were valued using both the last-in, first-out (“LIFO”) and first-in, first-out (“FIFO”) methods.  Effective January 1, 2007, the Company changed its method of accounting for those finished goods, work-in-progress and raw material inventories previously on the LIFO method to the FIFO method.  The Company believes the change is preferable as the FIFO method better reflects the current value of inventory on the Consolidated Balance Sheets and provides better matching of revenue and expense in the Consolidated Statements of Earnings and Comprehensive Income (see Exhibit 18.1).  Moreover, the change also conforms all of the Company’s raw materials, work-in-process and finished goods inventories to a single costing method (FIFO).

The Company applied this change in method of inventory costing by retrospectively adjusting the prior years’ financial statements.  The effect of the change on previously reported consolidated operating results for the quarters ended March 31, June 30, September 30, and December 31, 2006, was to increase (decrease) income from continuing operations and net income by $0.4 million ($0.01 per diluted share), $1.1 million ($0.02 per diluted share), $1.7 million ($0.03 per diluted share), and ($1.8) million ($0.03 loss per diluted share), respectively.  The impact on the consolidated statement of earnings for the year ended December 31, 2006, was to increase income from continuing operations and net income by $1.4 million ($0.02 per diluted share).  There was no effect on discontinued operations.  Per share amounts include the effect of the two-for-one stock split.

The effect on the consolidated balance sheet at December 31, 2006 was as follows:

	As Previously
In thousands	Reported	Effect of Change	As Restated
Inventories	$411,890	$40,246	$452,136
Deferred income taxes	34,782	(10,977)	23,805
Accrued expenses	155,858	4,156	160,014
Retained earnings	995,604	25,113	1,020,717

Had the Company not changed its policy for accounting for inventory, additional pre-tax income of $1.9 million ($1.2 million after-tax, or $0.02 per diluted share) would have been recorded for the quarter ended March 31, 2007.

(4)         New Accounting Pronouncements

New accounting standards adopted

In January 2007, the Company adopted Statement of Financial Accounting Standard No. 155 (“SFAS 155”), Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statement No. 133 and 140.  SFAS 155 permits hybrid financial instruments that have embedded derivatives to be valued as a whole, eliminating the need to bifurcate the derivative from its host, as previously required under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedge Accounting (“SFAS 133”). SFAS 155 also amends SFAS 133 by establishing a requirement to evaluate interests in securitized financial assets to determine whether they are free standing derivatives or whether they contain embedded derivatives that require bifurcation. SFAS 155 is effective for all hybrid financial instruments acquired or issued by the Company on or after January 1, 2007.  Adoption of this standard had no material effect on the Company’s statement of earnings or financial position.

In January 2007, the Company adopted Financial Interpretation No. 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.  This interpretation clarifies the accounting and financial statement reporting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return.  The cumulative effect of the change in principle of accounting for uncertain tax positions was a charge to retained earnings for $2.1 million.  Refer to Note 16 for more information on the adoption of this interpretation.

In January 2007, the Company adopted Staff Accounting Bulletin No. 108 (“SAB 108”).  SAB 108 expresses the staff’s views regarding the process of quantifying financial statement misstatements.  Based on SAB 108, prior year misstatements should be considered in quantifying misstatements in current year financial statements.  SAB 108 provides approaches to be used to quantify any misstatements.  Adoption of this standard had no material effect on the Company’s statement of earnings or financial position.

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

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings (loss) at each subsequent reporting date. It will be effective for fiscal years beginning after November 15, 2007.  The Company has not yet completed its analysis of the effects of this standard.

(5)         Employee Stock-Based Compensation Arrangements

Stock Options

The Company uses the fair value method for accounting for employee stock-based compensation.  Compensation expense related to stock options of $2.6 million and $1.7 million was recognized for the three months ended March 31, 2007 and 2006, respectively.  The following table summarizes the stock option activity for the three months ended March 31, 2007.

		Weighted
		Average
		Exercise
	Shares	Price
	(In Thousands)

Outstanding at January 1, 2007	1,965,090	$27.43
Granted	513,000	$41.87
Exercised	(330,000)	$22.29
Forfeited	(6,000)	$33.21
Outstanding at March 31, 2007	2,142,090	$31.66

* All share and exercise price information has been adjusted to reflect the two-for-one stock split. Refer to Note 2 for more information.

Restricted Stock

Restricted shares awarded are generally released to the recipient after a period of three years.  Compensation expense related to restricted stock awards of $0.7 million was recognized for both the three months ended March 31, 2007 and 2006.

(6)         Acquisitions

On January 29, 2007, the Company purchased the assets of Dongguan Qiaotou Yichang Wire and Cable Assembly Factory, specializing in complex cable assemblies and wire harnesses for medical and industrial applications, for consideration of $3.1 million and contingent additional payments of up to $4.0 million based on the acquired company’s future earnings.  Operating results for this operation since the acquisition date are included in the General Industry segment.  Although the Company is continuing to evaluate the purchase price allocation, an initial allocation resulted in goodwill of approximately $2.5 million.

On February 2, 2007, the Company acquired 100% of the equity of Meixian Tengfei Tyre Co., Ltd., a manufacturer of rubber tires for automobiles and agricultural vehicles, motorcycles and field service trucks, located in Guandong, China, for consideration of approximately $19.6 million. Operating results for this operation since the acquisition date are included in the Industrial Components segment.  Although the Company is continuing to evaluate the purchase price allocation, the purchase price has been allocated to Property, plant and equipment, net, as it approximates the fair value of the assets purchased.

(7)         Discontinued Operations and Assets Held for Sale

As part of its commitment to concentrate on its core businesses, in September 2006, the Company announced plans to exit the giftware business of the foodservice products business.  The sale is expected to be completed by the third quarter of 2007.  In November of 2005, the Company announced plans to sell the systems and equipment businesses, and the sale of these businesses was completed by November 2006.  The assets of these operations have met the criteria for, and have been classified as “held for sale” in accordance with SFAS 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.”  In addition, results of operations for these businesses, and any gains or losses recognized from their sale, are reported as “discontinued operations” in accordance with SFAS 144.

Total assets held for sale were as follows:

	March 31,	December 31,
In thousands	2007	2006
Assets held for sale:
Giftware business of foodservice products	$1,166	$1,296
Total assets held for sale	$1,166	$1,296

Net sales and income (loss) before income taxes from discontinued operations were as follows:

	Three Months Ended
	March 31,
In thousands	2007	2006
Net sales:
Automotive components	$—	$370
Systems and equipment	474	50,582
Giftware business of foodservice products	118	616
Net sales for discontinued operations	$592	$51,568

Income from operations of discontinued operations:
Automotive components	$(113)	$(665)
Systems and equipment	4,829	3,676
Giftware business of foodservice products	20	(327)
Income before income taxes from discontinued operations	$4,736	$2,684

Results for the 2007 period included additional proceeds related to purchase price adjustments from the sales of the systems and equipment businesses which occurred in the fourth quarter of 2006.

The Company sold substantially all of the assets of the automotive components business in 2005.

(8)         Inventories

Carlisle is a diversified manufacturing entity comprised of multiple domestic and foreign companies that operate as distinct businesses manufacturing different products.  Although both the LIFO and FIFO methods were previously used to value inventory, effective January 1, 2007, the Company changed the accounting policy for those inventories previously valued using LIFO, to FIFO.  Refer to Note 3.

The components of inventories are as follows:

	March 31,	December 31,
In thousands	2007	2006
FIFO (approximates current costs):
Finished goods	$322,071	$295,473
Work-in-process	36,010	28,491
Raw materials	127,018	124,487
Reserves and variances - net	(8,711)	4,221
	476,388	452,672
Inventories associated with assets held for sale	(430)	(536)
Inventories	$475,958	$452,136

(9)         Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2007 are as follows:

	Industrial	Construction	General	Specialty
In thousands	Components	Materials	Industry	Products	Total
Balance as of January 1, 2007	$155,245	$32,784	$79,544	$42,134	$309,707
Goodwill acquired during year	—	—	2,484	—	2,484
Currency translation	22	93	—	(743)	(628)
Balance at March 31, 2007	$155,267	$32,877	$82,028	$41,391	$311,563

The Company’s other intangible assets at March 31, 2007, are as follows:

	Acquired	Accumulated	Net Book
In thousands	Cost	Amortization	Value
Assets subject to amortization
Patents	$9,894	$(8,034)	$1,860
Software licenses	1,800	(1,436)	364
Customer relationships	15,503	(3,837)	11,666
Other	3,925	(2,595)	1,330
Assets not subject to amortization
Trademarks	4,000	—	4,000
	$35,122	$(15,902)	$19,220

Estimated amortization expense over the next five years is as follows: $2.6 million remaining in 2007, $3.1 million in 2008, $2.9 million in 2009, $2.7 million in 2010 and $2.1 million in 2011.

(10)  Retirement Plans and Other Postretirement Benefits

Components of net periodic benefit cost are as follows:

	Pension Benefits		Post-retirement Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
In thousands	2007	2006	2007	2006
Service costs	$1,273	$1,404	$—	$1
Interest cost	2,391	2,357	39	166
Expected return on plan assets	(2,542)	(2,464)	—	—
Amortization of:
Net actuarial costs	371	383	24	67
Prior service costs	(25)	(47)	—	—
Unrecognized net obligation	—	—	12	55
Net periodic benefit costs	$1,468	$1,633	$75	$289

The Company previously disclosed in its financial statements for the year ended December 31, 2006, that it expected to contribute $20.2 million to its pension plans in 2007 in order to qualify for transition relief under the Pension Protection Act of 2006.  The Company has contributed $2.9 million to the plans through March 31, 2007.  Additional contributions of $17.3 million were made in April 2007.

The Company maintains defined contribution plans to which it has contributed $2.7 million during the three months ended March 31, 2007.  Full year contributions are expected to approximate $10.7 million.

(11)  Other Long-Term Liabilities

The components of other long-term liabilities are as follows:

	March 31,	December 31,
In thousands	2007	2006
Deferred taxes and other tax liabilities under FIN 48 *	$85,408	$64,872
Pension and other post-retirement obligations	36,310	37,427
Long-term warranty obligations	2,771	2,754
Other	4,934	6,580
Other long-term liabilities	$129,423	$111,633

*    The adoption of FIN 48 resulted in the reclassification of certain tax liabilities.

(12)  Borrowings

The Company redeemed the 7.25% $150 million notes which matured on January 15, 2007 and were included in Short-term debt at December 31, 2006. The notes were repaid with cash on hand as well as funds from the Company’s uncommitted credit facilities.

(13)  Commitments and Contingencies

For its continuing and discontinued operations, the Company is obligated under various noncancelable operating leases for certain facilities and equipment.  Future minimum payments under its various noncancelable operating leases in each of the next five years are approximately $10.1 million in 2007, $12.3 million in 2008, $9.0 million in 2009, $7.4 million in 2010, $5.4 million in 2011 and $7.7 million thereafter.

At March 31, 2007, letters of credit amounting to $48.5 million were outstanding, primarily to provide security under insurance arrangements and certain borrowings.

The Company has financial guarantee lines in place for certain of its operations in Asia and Europe to facilitate working capital needs, customer performance and payment and warranty obligations.  At March 31, 2007, the Company had issued guarantees of $3.4 million, of which $1.4 million represents amounts recorded in current liabilities or Other long-term liabilities.  The fair value of these guarantees is estimated to equal the amount of the guarantees at March 31, 2007, due to their short-term nature.

During 2005, the Company sold certain assets and liabilities of its discontinued automotive components business which was part of a series of sales. Certain leases guaranteed by the Company expire in 2007 and 2011 and have total minimum lease payments of $2.2 million as of March 31, 2007. The Company believes that the current lessee will fulfill all obligations required by those lease agreements.

The Company offers various warranty programs on its installed roofing systems, braking products, truck trailers, and refrigerated truck bodies.  The change in the Company’s aggregate product warranty liabilities for the period ended March 31 is as follows:

In thousands	2007	2006
Beginning reserve at December 31	$6,940	$7,939
Current year provision	2,861	4,213
Current year claims	(2,729)	(3,173)
Ending reserve at March 31	$7,072	$8,979

The amount of extended product warranty revenues recognized was $3.4 million for the three months ended March 31, 2007, and $3.3 million for the three months ended March 31, 2006.

The Company has entered into long-term purchase agreements expiring December 31, 2009 for certain key raw materials.  Commitments are variable based on changes in commodity price indices. Based on prices at March 31, 2007, commitments under these agreements total approximately $63.0 million.

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

The Company may be involved in various legal actions from time to time arising in the normal course of business. In the opinion of management, the ultimate outcome of such actions will not have a material adverse effect on the consolidated financial position of the Company, but may have a material impact on the Company’s results of operations for a particular period. As a result of the favorable resolution of certain legal actions, the Company recognized gains, net of legal fees, of $4.6 million during the three months ended March 31, 2007 and $4.7 million during the three months ended March 31, 2006 that were included in Other (income) expense, net.

(14)  Derivative Instruments and Hedging Activities

The Company is exposed to the impact of changes in interest rates and market values of its debt instruments, changes in raw material prices and foreign currency fluctuations. Management of interest rate exposure includes consideration of the use of treasury lock contracts and interest rate swaps to reduce volatility of cash flows, the impact on earnings, and to lower its cost of capital.

On November 14, 2006, the Company entered into treasury lock contracts with a notional amount of $100.0 million to hedge the cash flow variability on forecasted debt interest payments associated with changes in interest rates. These contracts have been designated as cash flow hedges and were deemed effective at the origination date and as of March 31, 2007. The valuation of these contracts resulted in an asset of $0.6 million as of March 31, 2007.

On June 15, 2005, the Company entered into treasury lock contracts with a notional amount of $150.0 million to hedge the cash flow variability on forecasted debt interest payments associated with changes in interest rates.  These contracts were designated as cash flow hedges and were deemed effective at the origination date.  On August 15, 2006, the Company terminated the treasury lock contracts resulting in a gain of $5.6 million ($3.5 million, net of tax),  which will be amortized to reduce interest expense until August 2016, the term of the interest payments related to the $150 million in notes issued on August 18, 2006.  At March 31, 2007, the Company had a remaining unamortized gain of $5.3 million ($3.3 million, net of tax) which is reflected in Accumulated other comprehensive income on the Company’s Consolidated Balance Sheet.

(15)  Segment Information

The Company manages its businesses under three operating groups, Construction Materials, Industrial Components and Diversified Components, represented by the following five financial reporting segments:

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

The Diversified Components group consists of the Specialty Products, Transportation Products and General Industry segments.

Sales, earnings before interest and income taxes (“EBIT”) and assets for continuing operations by reportable segment are included in the following summary:

Three Months Ended March 31,	2007			2006(2)
In thousands	Sales(1)	EBIT	Assets	Sales(1)	EBIT(2)	Assets
Construction Materials	$226,235	$20,908	$562,092	$227,986	$35,000	$455,380
Industrial Components	229,567	24,554	623,148	224,100	21,244	561,605
Specialty Products	49,660	2,209	213,245	46,987	1,462	178,440
Transportation Products	46,583	6,798	65,412	44,255	7,148	53,161
General Industry	79,816	7,150	261,003	77,161	7,920	248,125
Corporate	—	(8,438)	71,828	—	(9,178)	59,475
Total	$631,861	$53,181	$1,796,728	$620,489	$63,596	$1,556,186

(1)     Excludes intersegment sales

(2)     2006 figures have been revised to reflect the change in accounting for inventory (refer to Note 3), discontinued operations and to conform with the 2007 segment presentation.

For all periods presented, interest expense, which is separately disclosed on the Consolidated Statements of Earnings and Comprehensive Income, is considered a corporate expense.

A reconciliation of assets reported above to total assets as presented on the Company’s Consolidated Balance Sheets is as follows:

2007
Assets per table above	$1,796,728
Assets held for sale of discontinued operations	1,166
Total Assets per Consolidated Balance Sheets	$1,797,894

(16) Income Taxes

The Company’s effective tax rate on continuing operations of 31.5% for the three months ended March 31, 2007, varies from the statutory rate within the United States of 35% due primarily to the deduction attributable to U.S. production activities, earnings in foreign jurisdictions taxed at rates different from the statutory U.S. federal rate, and tax credits.

The Company adopted the principles of FIN 48, effective January 1, 2007.  As a result of the implementation of FIN 48, the Company recorded the cumulative effect of the change in principle of accounting for uncertain tax positions as a charge to retained earnings of $2.1 million.  The total amount of unrecognized tax benefit as of January 1, 2007 was $15.8 million ($21.6 million less a benefit of $5.8 million).  The Company classifies and reports interest and penalties associated with uncertain tax positions as Income tax expense on the Consolidated Statements of Earnings and Comprehensive Income, and as other tax liabilities on the Consolidated Balance Sheets.  The total amount of interest and penalties accrued at January 1, 2007 was $3.3 million.  The entire balance accrued for uncertain tax positions at January 1, 2007, if recognized, would affect the Company’s effective tax rate.

The Company is subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions.  The Company has concluded all U.S. federal income tax examinations through 2005.  The Company is currently working with the Internal Revenue Service (“IRS”) to complete its compliance assurance audit for tax year 2006.  Matters still being discussed include the pricing of tangible products from an offshore subsidiary, available foreign tax credits, the section 199 deduction, and the computation of gains from the sale of businesses.  It is expected these matters will be resolved before the 2006 return is completed and filed in September 2007.  Similarly, a review of 2006 business sale transactions by the Inland Revenue in the United Kingdom, should be completed within twelve months.  Substantially all material state and foreign tax matters have been concluded for tax years through 2001.  Within the next twelve months, state and foreign audits may conclude and affect the amount of unrecognized tax benefits.  The amount of the change in unrecognized tax benefits that may result from audits within the next twelve months is not known.

(17) Subsequent Events

On April 16, 2007, the Company entered into a definitive agreement to acquire the operations of Insulfoam LLC (“Insulfoam”) from Premier Industries, Inc., a privately held company, headquartered in the State of Washington, for approximately $160 million payable in cash at closing.  Insulfoam is a leading manufacturer of block molded expanded polystyrene products used primarily as insulation in building and other construction applications.  The acquisition, which is structured as a purchase of all the outstanding equity of Insulfoam, closed on May 1, 2007.  Insulfoam will be under the management direction of the construction materials business, which is included in the Construction Materials segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Carlisle Companies Incorporated (“Carlisle”, the “Company”, “we” or “our”) is a diversified manufacturing company focused on achieving profitable growth internally through new product development and product line extensions, and externally through acquisitions that complement the Company’s existing technologies, products and market channels.  Carlisle manages its businesses under three operating groups, Construction Materials, Industrial Components and Diversified Components, represented by five financial reporting segments:

•          Construction Materials:  the “construction materials” business;

•          Industrial Components:  the “tire and wheel” business; and the “power transmission belt” business;

•          Specialty Products:  the “motion control systems” business;

•          Transportation Products:  the “specialty trailer” business;

•          General Industry (“all other”):  the “high-performance wire and cable” business; the “refrigerated truck bodies” business; and the “foodservice products” business.

The Diversified Components group consists of the Specialty Products, Transportation Products and General Industry segments.

While Carlisle has offshore manufacturing operations, the markets served by the Company are primarily in North America.  Management focuses on maintaining a strong and flexible balance sheet, continued year over year improvement in sales and earnings, return on invested capital and return on shareholders’ equity, and improving cash flow from operations.  Resources are allocated among the operating companies based on management’s assessment of their ability to obtain leadership positions and competitive advantages in the markets they serve.

For a more in-depth discussion of the results discussed in this “Executive Overview,” please refer to the discussion on “Financial Reporting Segments” presented later in “Management’s Discussion and Analysis.”

Net sales for the three months ended March 31, 2007 were 1.8% higher than in the three months ended March 31, 2006.  With the exception of Construction Materials, sales growth was reported across the Company’s segments, and was primarily organic in nature (organic growth is defined as the increase in net sales excluding the impact of acquisitions and divestitures within the last twelve months as well as the impact of changes in foreign exchange rates).  The impact of changes in foreign exchange rates was negligible.  Despite higher sales, income from continuing operations fell 15% in the first quarter of 2007 from the same period in 2006.  Construction Materials experienced the largest decline, reflecting lower sales, a competitive pricing environment and unfavorable product mix resulting from adverse weather conditions as compared to the first quarter of 2006.  Lower earnings were also reported by the General Industry and Transportation Products segments.  Improved performance in the Industrial Components and Specialty Products segments were not enough to offset the lower earnings in the Construction Materials, Transportation Products and General Industry segments.

Effective January 1, 2007, the Company changed its method of valuing certain inventories from the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method.  Prior year figures have been restated to conform to this change.  If the Company had determined the cost of its inventories by the LIFO method at March 31, 2007, income from continuing operations would have been higher by $1.2 million, or $0.02 per diluted share.  In 2006, approximately 56% of the cost of inventories was determined by the LIFO method.  The consolidated statement of earnings for the quarter ended March 31, 2006 and the December 31, 2006 balance sheet have been revised to reflect this change, resulting in an increase of first quarter 2006 income from continuing operations of $0.4 million, or $0.01 per diluted share, an increase in 2006 inventories of $40.2 million, and an increase in 2006 retained earnings of $25.1 million.

First quarter 2007 and 2006 earnings in the Construction Materials segment included $3.5 million and $4.7 million, respectively, in pre-tax gains for proceeds received from the settlement of certain legal actions initiated by the Company.

The Company’s effective tax rate of 31.5% for continuing operations for the first quarter 2007, compares with an effective tax rate of 33.1% for the first quarter 2006.  The reduction in the effective rate is due primarily to the increase of the Made in America tax deduction from 3% of qualified production activity income to 6% beginning January 1, 2007.

Sales and Earnings

Consolidated Results of Continuing Operations

Net sales for the three months ended March 31, 2007 increased slightly to $631.9 million from $620.5 million for the three months ended March 31, 2006.  Organic sales growth accounted for all of the increase in net sales with growth in all segments except for Construction Materials, which experienced a 1% decline in net sales.  Growth was driven primarily by increased sales prices over prior year, and to a lesser extent increased volumes. The impact of changes in foreign currency rates was negligible.

Cost of Goods Sold of $507.4 million for the quarter ended March 31, 2007 increased $14.8 million, or 3% above $492.6 million in the first quarter of last year, on increased sales of 1.8% and primarily reflects increased raw material costs.

Gross margin (net sales less cost of goods sold expressed as a percent of net sales) of 19.7% recognized in the first quarter 2007 decreased slightly compared to gross margin of 20.6% in the first quarter in 2006. Reductions in margins were reported in the Construction Materials and Transportation Products segments, while the Industrial Components, Specialty Products and General Industry segments reported increased margins as compared to the prior year.

Selling and administrative expenses of $69.2 million for the quarter ended March 31, 2007 were approximately 13.7% above $60.8 million in the first three months of 2006.  The increase primarily reflects the addition of selling, administrative and executive personnel to sustain the Company’s growth as well as variable expenses associated with increased sales.  As a percent of net sales, selling and administrative expenses were 10.9% and 9.8% for the three months ended March 31, 2007 and 2006, respectively.

Other income, net of $2.2 million for the three months ended March 31, 2007 compared to other income, net of $0.5 million for the same period in 2006.  Results for the 2007 period included a gain of $4.6 million on certain legal actions initiated by the Company.  Also included in 2007 results were equity losses from the Company’s European joint venture, Icopal, of $2.3 million and expenses of $0.6 million related to the Company’s securitization program.  Results for the 2006 period included a gain of $4.7 million on proceeds received from certain legal actions initiated by the Company.  Also included in 2006 results were equity losses from Icopal of $2.9 million and expenses of $1.5 million related to the Company’s securitization program.

Earnings before interest and income taxes (“EBIT” or “earnings”) for the quarter ended March 31, 2007 were $53.2 million, a 16.4% decline over $63.6 million recognized in 2006.   As a percent of sales, EBIT fell to 8.4% in the first quarter of 2007, down from 10.3% last year.  The decline reflects lower gross margins, and higher selling and administrative expenses as described above.

Income from continuing operations, net of tax was $33.7 million, or $0.54 per diluted share, for the three months ended March 31, 2007, a 15.2% decline compared to $39.7 million, or $0.64 per diluted share, for the three months ended March 31, 2006.

Consolidated Results of Discontinued Operations

Income from discontinued operations, net of tax, for the three months ended March 31, 2007 was $3.2 million, or $0.05 per diluted share, which compared to income from discontinued operations, net of tax, of $1.9 million, or $0.03 per diluted share for the same period in 2006.  Results for the 2007 period included additional proceeds related to purchase price adjustments from the sales of the systems and equipment businesses which occurred in the fourth quarter of 2006.

Net Income of $36.8 million, or $0.59 per diluted share, for the quarter ended March 31, 2007 was 11.5% lower than $41.6 million, or $0.67 per diluted share, for the quarter ended March 31, 2006.

Acquisitions

On January 29, 2007, the Company purchased the assets of Dongguan Qiaotou Yichang Wire and Cable Assembly Factory, specializing in complex cable assemblies and wire harnesses for medical and industrial applications, for approximately $3.1 million with an additional earnout payable of up to $4.0 million.  On February 2, 2007, the Company acquired 100% of the equity of Meixian Tengfei Tyre Co., Ltd (“Meiyan”)., a manufacturer of rubber tires for automobiles and agricultural vehicles, motorcycles and field service trucks, located in Guandong, China, for consideration of approximately $19.6 million.

On April 16, 2007, the Company entered into a definitive agreement to acquire the operations of Insulfoam LLC (“Insulfoam”) from Premier Industries, Inc., a privately held company, headquartered in the State of Washington, for approximately $160 million payable in cash at closing.  Insulfoam is a leading manufacturer of block molded expanded polystyrene products used primarily as insulation in building and other construction applications.  The acquisition, which is structured as a purchase of all the outstanding equity of Insulfoam, closed on May 1, 2007.  Insulfoam will be under the management direction of the construction materials business, which is included in the Construction Materials segment.

Financial Reporting Segments

The following table summarizes segment net sales and EBIT.   The amounts for each segment should be referred to in conjunction with the applicable discussion below.

	Three Months Ended		Increase
In thousands,	March 31,		(Decrease)
except percentages	2007	2006*	Amount	Percent
Net Sales
Construction Materials	$226,235	$227,986	$(1,751)	-0.8%
Industrial Components	229,567	224,100	5,467	2.4%
Specialty Products	49,660	46,987	2,673	5.7%
Transportation Products	46,583	44,255	2,328	5.3%
General Industry	79,816	77,161	2,655	3.4%
	$631,861	$620,489	$11,372	1.8%

Earnings Before Interest and Income Taxes
Construction Materials	$20,908	$35,000	$(14,092)	-40.3%
Industrial Components	24,554	21,244	3,310	15.6%
Specialty Products	2,209	1,462	747	51.1%
Transportation Products	6,798	7,148	(350)	-4.9%
General Industry	7,150	7,920	(770)	-9.7%
Corporate	(8,438)	(9,178)	740	8.1%
	$53,181	$63,596	$(10,415)	-16.4%

*         2006 figures have been revised for the change in accounting for inventory, to exclude discontinued operations and to conform with the 2007 segment presentation.

Construction Materials

Net sales in the Construction Materials segment were $226.2 million for the quarter ended March 31, 2007, a decrease of 0.8% from $228.0 million reported in the same period of 2006.  The construction materials business experienced growth in the sales of thermoplastic polyolefin (TPO) roofing systems as well as insulation, but this was not enough to offset declines in synthetic rubber (EPDM) roofing systems.  Adverse weather conditions in the Northeast and Midwest, which are strong EPDM markets, resulted in lower sales in these geographic areas in the current year quarter.

Segment EBIT of $20.9 million in the first quarter of 2007 represented a $14.1 million decline over the first quarter of 2006.  As a percent of sales, EBIT was 9.2% in 2007 as compared to 15.4% in 2006.  The decline primarily reflected competitive pricing in insulation, lower sales of higher margin EPDM roofing systems, and higher expenses associated with new plants and marketing programs.  Results in the first quarter of 2007 and 2006 included pre-tax gains of $3.5 million and $4.7 million, respectively, for proceeds received from the settlement of certain legal actions initiated by the Company.  Segment EBIT also reflects a pre-tax loss for the first quarter 2007 and 2006 related to the Company’s equity share of losses at its European roofing joint venture, Icopal, of $2.3 million and $2.9 million, respectively.

Net sales and EBIT are generally higher for this segment in the second and third quarters of the year due to increased construction activity during these periods.  The Company expects more favorable sales and earnings performance results in subsequent quarters, but increased capacity and competitive pricing may place negative pressure on earnings results in future periods.

Industrial Components

Net sales for the quarter ended March 31, 2007 were $229.6 million, an increase of $5.5 million over $224.1 million for the prior-year period, largely reflecting increased selling prices.  Sales were primarily higher in the outdoor power equipment markets, and to a lesser extent, the replacement, commercial outdoor power equipment, and ATV markets, but were partially offset by decreased sales in the high-speed trailer and styled wheels markets, as compared to the prior year.

Segment EBIT for the current year quarter of $24.6 million represented an increase of 15.6% as compared to the prior year.  As a percent of sales, EBIT increased to 10.7% in the first quarter of 2007, up from 9.5% in the first quarter of 2006.  Higher selling prices, which partially offset increased raw material costs, and increased sales of higher-margin products were the primary factors attributable to the improvement.

Net sales and EBIT are generally higher in the first half of the year due to peak sales volumes in the outdoor power equipment market.  While sales and earnings are expected to be higher than the previous years, the Company anticipates continued softness in most markets.  The Company plans to take actions to contain costs to combat potential lower demand; however, these trends may suppress earnings growth in subsequent quarters.

Specialty Products

Net sales of $49.7 million in the first quarter of 2007 grew 5.7% compared to the first quarter of last year, primarily on increased sales in the off-highway braking business, and to a lesser extent in the on-highway braking business, on a mixture of increased volumes as well as selling prices.  Segment EBIT grew in the first quarter of 2007 to $2.2 million, up from the same period in 2006, reflecting improvement in the on-highway brake business.

The braking business’ off-highway products are usually not subject to seasonality while the sales and earnings for the on-highway products tend to be strongest in the second quarter to coincide with increased truck and trailer maintenance typically scheduled in the spring.  Certain changes to the Environmental Protection Act (“EPA”) effective in 2007 has negatively impacted demand in the original equipment manufacturer (OEM) business and will most likely continue in subsequent periods.  The Company has secured and continues to aggressively pursue replacement business in the aftermarket.  Management is hopeful these pursuits will mitigate a portion of the decline in demand.  From time to time, the Company is subject to constraints in the availability of raw materials as well as to volatility in the costs of these raw materials.  The brake business has experienced no significant raw material constraints or unrecovered raw material costs in 2007; however, there is no guarantee that these events will not negatively impact future earnings for this segment.  The Company could also be negatively impacted by cost and availability of shipping channels and the amount of time required to ship product manufactured in China.

Transportation Products

Net sales in the Transportation Products segment grew 5.3% in the first quarter of 2007 as compared to the prior year on higher sales of commercial, large construction and bottom dump trailers.  The increase in the first quarter primarily reflects a more favorable mix of products as compared to the prior year.

Segment EBIT of $6.8 million for the three months ended March 31, 2007 represented a 4.9% reduction as compared to the prior year.  As a percent of sales, EBIT fell to 14.6% in the first quarter of 2007, down from 16.2% in the prior-year quarter.  The decline for the current-year quarter reflects increased labor and overhead costs associated with the expansion of its facilities.

The specialty trailer business utilizes aluminum and steel in its manufacturing process.  While the Company has been able to obtain sufficient supply of these raw materials, at times the Company may be subjected to limited availability as well as price volatility, which could have a significant impact on the profitability of this business.  The Company benefited from very favorable market cycle conditions in the prior year, and thus performance in the current year may not compare as favorably.

General Industry

Net sales in the first quarter of 2007 for this segment improved 3.4% compared to the prior year reflecting improved performance in the foodservice and high-performance wire and cable businesses, with offsetting decreases in the refrigerated truck bodies business.  Sales in the high performance wire and cable business were up approximately 35% on increased sales in the aerospace market.  Sales in the foodservice business were up slightly in the current-year quarter as compared to the prior year.  Sales in the refrigerated truck bodies business fell approximately 43%, due primarily to decreased fleet demand as some customers increased capital spending in 2005 and 2006 in advance of certain regulatory emissions changes that were effective January 1, 2007.

EBIT for this segment decreased 9.7% in the first quarter of 2007 as compared to the prior-year quarter.  Significant improvement in earnings in the high performance wire and cable business, reflecting the increased activity in aerospace, was offset by a loss in the refrigerated truck bodies business, reflecting a soft market.  Earnings also declined slightly in the foodservice business due primarily to higher selling and administrative expenses to support expected sales growth.

Market conditions remain favorable for the high-performance wire and cable business.  Uncertainty as to general economic conditions and rising gas prices and their impact on consumer spending could place negative pressure on performance in the foodservice business.  Softness in the refrigerated truck bodies business could also negatively impact earnings performance in subsequent periods.

Corporate

Corporate expenses decreased by $0.7 million in the first quarter of 2007 as compared to 2006.  Included in 2007 results were proceeds of $0.8 million related to certain legal actions initiated by the Company.

Balance Sheet

Cash decreased by $117.2 million, from $144.0 million at December 31, 2006 to $26.8 million at March 31, 2007.  The decrease primarily relates to the redemption of the $150.0 million 7.25% senior notes, and to a lesser extent, cash flows used in investing activities for capital expenditures and acquisitions.  These cash outflows were partially offset by net cash provided by operating activities.

Trade Receivables of $320.4 million at March 31, 2007 represented a $35.0 million decrease as compared to receivables of $355.4 million at December 31, 2006.  The decrease primarily resulted from higher sales of accounts receivable in the Company’s securitization facility.  Partially offsetting this increase were higher receivables in the Industrial Components segment reflecting improved sales.

Inventories increased $23.9 million, from $452.1 million at December 31, 2006 to $476.0 million at March 31, 2007.  The increase mostly relates to a buildup of inventory in the Construction Materials segment to support anticipated demand in the second quarter.

Prepaid expenses and other current assets at March 31, 2007 of $22.1 million, decreased $9.1 million from $31.2 million at December 31, 2006.  The decrease primarily reflects the receipt of certain vendor rebates accrued at December 31, 2006 in the Construction Materials segment.

Property, plant and equipment, net of $486.4 million at March 31, 2007 increased $24.1 million compared to $462.3 million at December 31, 2006.  The increase reflects the acquisition of Meiyan in the Industrial Components segment, as well as the construction of a new plant in the Transportation Products segment.

Short-term debt, including current maturities, decreased $143.6 million from $151.6 million at December 31, 2006 to $8.0 million at March 31, 2007.  The decrease reflects the redemption of the Company’s 7.25% $150 million senior notes, which matured in January 2007.

Accounts payable increased by $7.8 million, from $143.0 million at December 31, 2006 to $150.8 million at March 31, 2007, mostly reflecting increases in the Industrial Components segment from increased production and sales activity.

Accrued expenses of $126.8 million at March 31, 2007 were $33.2 million lower than accrued expenses at December 31, 2006 of $160.0 million, primarily related to the payment of accrued rebates, bonuses and interest on the 7.25% $150 million senior notes in the first quarter of 2007.

Other long-term liabilities increased by $17.8 million, from $111.6 million at December 31, 2006 to $129.4 million at March 31, 2007.  The increase was primarily a result of higher net deferred tax liabilities and other tax liabilities reclassified under Financial Interpretation No. 48 (“FIN 48”).

Liquidity and Capital Resources

Sources and Uses of Cash

	Three Months Ended March 31,
In thousands	2007	2006*
Net cash provided by operating activities	$64,417	$1,077
Net cash used in investing activities	(39,797)	(23,972)
Net cash (used in) provided by financing activities	(142,020)	8,049
Effect of exchange rate changes on cash	219	69
Change in cash and cash equivalents	$(117,181)	$(14,777)

* 2006 figures have been revised to reflect the change in method of accounting for inventory and to reflect discontinued operations.

Net cash provided by operating activities was $64.4 million for the three months ended March 31, 2007 compared to net cash provided by operating activities of $1.1 million for the three months ended March 31, 2006. Net cash provided by operating activities in 2007 included an increase in operating cash flow of $70.0 million for the increase in the utilization of the accounts receivable facility.

Cash used in investing activities was $39.8 million for the quarter ended March 31, 2007 compared to $24.0 million for the first quarter of 2006.  Capital expenditures of $18.8 million in the first quarter of 2007 were lower than capital expenditures of $26.6 million in the first quarter of 2006. Cash used in investing activities in 2007 included $22.7 million used to fund the acquisitions of manufacturing operations in China for the Company’s tire and wheel and high performance wire and cable businesses.

Cash used by financing activities was $142.0 million for the three months ended March 31, 2007 compared to cash provided by financing activities of $8.0 million for the three months ended March 31, 2006.  Cash used in financing activities in 2007 reflects the redemption of the Company’s 7.25% $150 million notes which matured in January 2007.

Debt Instruments, Guarantees and Covenants

The following table quantifies certain contractual cash obligations and commercial commitments at March 31, 2007:

		Remaining in
In thousands	Total	2007	2008	2009	2010	2011	Thereafter
Short-term credit lines and long-term debt	$284,153	$8,048	$112,737	$—	$—	$—	$163,368
Interest on long-term debt (1)	118,213	13,202	13,138	10,524	10,530	10,535	60,284
Noncancellable operating leases	51,934	10,141	12,332	8,955	7,353	5,451	7,702
Purchase obligations	63,038	17,244	22,897	22,897	—	—	—
Total Commitments	$517,338	$48,635	$161,104	$42,376	$17,883	$15,986	$231,354

(1) Future expected interest payments are calculated based on the stated rate for fixed rate debt and the effective interest rate as of March 31, 2007 for variable rate debt.

The above table does not include $129.4 million of Other long-term liabilities.  Other long-term liabilities consist primarily of deferred income tax and other tax liabilities of $85.4 million, pension and post-retirement medical benefits of $36.3 million, and warranty and other obligations of $7.7 million.  Due to factors such as return on plan assets, disbursements, contributions, and timing of warranty claims, it is not estimable when the majority of these commitments will become due.  In April 2007, the Company contributed $17.3 million to its pension plans in order to qualify for transition relief under the Pension Protection Act of 2006.

The Company has entered into long-term purchase agreements expiring December 31, 2009 for certain key raw materials.  Commitments are variable based on changes in commodity price indices. Based on prices at March 31, 2007, commitments under these agreements total approximately $63.0 million.

Carlisle maintains a $300.0 million revolving credit facility, of which $296.5 million was available at March 31, 2007. The Company also maintains a $150.0 million receivables securitization facility and a $55.0 million uncommitted line of credit, of which $80.0 million and $51.1 million, respectively, was available as of March 31, 2007.

At March 31, 2007, letters of credit amounting to $48.5 million were outstanding, primarily to provide security under insurance arrangements and certain borrowings.

The Company has financial guarantee lines in place for certain of its operations in Asia and Europe to facilitate working capital needs, customer performance and payment and warranty obligations.  At March 31, 2007, the Company had issued guarantees of $3.4 million, of which $1.4 million represents amounts recorded in current liabilities or Other long-term liabilities.

During 2005, the Company sold certain assets and liabilities of its discontinued automotive components business which was part of a series of sales.  Certain leases guaranteed by the Company expire in 2007 and 2011 and have total minimum lease payments of $2.2 million as of March 31, 2007. The Company believes that the current lessee will fulfill all obligations required by those lease agreements.

Discontinued Operations and Assets Held for Sale

As part of its commitment to concentrate on its core businesses, in September 2006, the Company announced plans to exit the giftware business of the foodservice products business.  The sale is expected to be completed by the third quarter of 2007.  In November of 2005, the Company announced plans to sell the systems and equipment businesses, and the sale of these businesses was completed by November 2006.  The assets of these operations have met the criteria for, and have been classified as “held for sale” in accordance with Statement of Financial Accounting Standard No. 144 (“SFAS 144”), “Accounting for the Impairment and Disposal of Long-Lived Assets.”  In addition, results of operations for these businesses, and any gains or losses recognized from their sale, are reported as “discontinued operations” in accordance with SFAS 144.

Total assets held for sale were as follows:

	March 31,	December 31,
In thousands	2007	2006
Assets held for sale:
Giftware business of foodservice products	$1,166	$1,296
Total assets held for sale	$1,166	$1,296

Net sales and income (loss) before income taxes from discontinued operations were as follows:

	Three Months Ended
	March 31,
In thousands	2007	2006
Net sales:
Automotive components	$—	$370
Systems and equipment	474	50,582
Giftware business of foodservice products	118	616
Net sales for discontinued operations	$592	$51,568

Income from operations of discontinued operations:
Automotive components	$(113)	$(665)
Systems and equipment	4,829	3,676
Giftware business of foodservice products	20	(327)
Income before income taxes from discontinued operations	$4,736	$2,684

Results for the 2007 period included additional proceeds related to purchase price adjustments from the sales of the systems and equipment businesses which occurred in the fourth quarter of 2006.

The Company sold substantially all of the assets of the automotive components business in 2005.

Critical Accounting Policies

Prior to January 1, 2007, inventories were valued using both the last-in, first-out (“LIFO”) and first-in, first-out (“FIFO”) methods.  Effective January 1, 2007, the Company changed its method of accounting for those finished goods, work-in-progress and raw material inventories previously on the LIFO method to the FIFO method.  The Company believes the change is preferable as the FIFO method better reflects the current value of inventory on the consolidated balance sheets and provides better matching of revenue and expense in the consolidated statements of earnings and comprehensive income.  Moreover, the change also conforms all of the Company’s raw materials, work-in-process and finished goods inventories to a single costing method (FIFO).

The Company applied this change in method of inventory costing by retrospectively adjusting the prior years’ financial statements.  The effect of the change in method on previously reported consolidated operating results for the quarters ended March 31, June 30, September 30, and December 31, 2006, was to increase (decrease) income from continuing operations and net income by $0.4 million ($0.01 per diluted share), $1.1 million ($0.02 per diluted share), $1.7 million ($0.03 per diluted share), and ($1.8) million ($0.03 loss per diluted share), respectively.  The impact on the consolidated statement of earnings for the year ended December 31, 2006, was to increase income from continuing operations and net income by $1.4 million ($0.02 per diluted share).  There was no effect on discontinued operations.  Per share amounts include the effect of the two-for-one stock split.

The effect on the consolidated balance sheet at December 31, 2006 was as follows:

	As Previously
In thousands	Reported	Effect of Change	As Restated
Inventories	$411,890	$40,246	$452,136
Deferred income taxes	34,782	(10,977)	23,805
Accrued expenses	155,858	4,156	160,014
Retained earnings	995,604	25,113	1,020,717

Had the Company not changed its policy for accounting for inventory, additional pre-tax income of $1.9 million ($1.2 million after-tax, or $0.02 per diluted share) would have been recorded for the quarter ended March 31, 2007.

New Accounting Pronouncements

In January 2007, the Company adopted SFAS No. 155 (“SFAS 155”), Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statement No. 133 and 140.  SFAS 155 permits hybrid financial instruments that have embedded derivatives to be valued as a whole, eliminating the need to bifurcate the derivative from its host, as previously required under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedge Accounting (“SFAS 133”). SFAS 155 also amends SFAS 133 by establishing a requirement to evaluate interests in securitized financial assets to determine whether they are free standing derivatives or whether they contain embedded derivatives that require bifurcation. SFAS 155 is effective for all hybrid financial instruments acquired or issued by the Company on or after January 1, 2007.  Adoption of this standard had no material effect on the Company’s statement of earnings or financial position.

In January 2007, the Company adopted Financial Interpretation No. 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.  This interpretation clarifies the accounting and financial statement reporting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return.  The cumulative effect of the change in principle of accounting for uncertain tax positions was a charge to retained earnings for $2.1 million.  Refer to Note 16 of the Company’s Unaudited Consolidated Financial Statements for more information on the adoption of this interpretation.

In January 2007, the Company adopted Staff Accounting Bulletin No. 108 (“SAB 108”).  SAB 108 expresses the staff’s views regarding the process of quantifying financial statement misstatements.  Based on SAB 108, prior year misstatements should be considered in quantifying misstatements in current year financial statements.  SAB 108 provides approaches to be used to quantify any misstatements.  Adoption of this standard had no material effect on the Company’s statement of earnings or financial position.

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

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings (loss) at each subsequent reporting date. It will be effective for fiscal years beginning after November 15, 2007.  The Company has not yet completed its analysis of the effects of this standard.

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

International operations are exposed to translation risk when the local currency financial statements are translated into U.S. Dollars.  Carlisle monitors this risk, but at March 31, 2007 had no translation risk hedges in place.

The Company is also exposed to risks in the movements of foreign currency exchange rates for transactions denominated in foreign currencies. Revenues for sales of products manufactured in China for the North American market are generated predominately in U.S. Dollars. Many of the obligations incurred by these operations are settled in Chinese Renminbi or Hong Kong Dollars. Should the U.S. Dollar weaken significantly against the Renminbi or Hong Kong Dollar, the Company’s results of operations could be adversely affected. The Company continues to monitor developments in China that may affect its strategy and will hedge its currency risk exposure when deemed effective and prudent. While the Company is exposed to the exchange rates of other currencies including the Canadian Dollar, British Pound, Mexican Peso and European Euro, their risk is considered minimal. Less than 7% of the Company’s revenues from continuing operations for the quarter ended March 31, 2007 are in currencies other than the U.S. Dollar.

From time to time the Company may manage its interest rate exposure through the use of treasury locks and interest rate swaps to reduce volatility of cash flows, impact on earnings and to lower its cost of capital.  On November 14, 2006, the Company entered into treasury lock contracts with a notional amount of $100.0 million to hedge the cash flow variability on forecasted debt interest payments associated with changes in interest rates. These contracts have been designated as cash flow hedges and were deemed effective at the origination date and as of March 31, 2007. The valuation of these contracts resulted in an asset of $0.6 million as of March 31, 2007.

On June 15, 2005, the Company entered into treasury lock contracts with a notional amount of $150.0 million to hedge the cash flow variability on forecasted debt interest payments associated with changes in interest rates.  These contracts were designated as cash flow hedges and were deemed effective at the origination date.  On August 15, 2006, the Company terminated the treasury lock contracts resulting in a gain of $5.6 million ($3.5 million, net of tax) which will be amortized to reduce interest expense until August 2016, the term of the interest payments related to the $150 million in notes issued on August 18, 2006.  At March 31, 2007, the Company had a remaining unamortized gain of $5.3 million ($3.3 million, net of tax) which is reflected in Accumulated other comprehensive income on the Company’s Consolidated Balance Sheet.

There were no interest rate swaps in place as of March 31, 2007.

The Company’s operations use certain commodities such as plastics, carbon black, synthetic and natural rubber and steel.  As such, the Company’s cost of operations is subject to fluctuations as the markets for these commodities change.  The Company monitors these risks, but currently has no derivative contracts in place to hedge these risks.

Item 4. Controls and Procedures

(a) Under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation and as of March 31, 2007, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective.

(b) There were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 6.	Exhibits

(12)	Ratio of Earnings to Fixed Charges

(18.1)	Consent by Ernst & Young

(31.1)	Rule 13a-14(a)/15d-14(a) Certifications

(31.2)	Rule 13a-14(a)/15d-14(a) Certifications

(32)	Section 1350 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Carlisle Companies Incorporated

May 8, 2007
	By:	/s/ Carol P. Lowe
	Name:	Carol P. Lowe
	Title:	Vice President and Chief Financial Officer