Form 10-Q
period 2007-06-30
CARLISLE COMPANIES INC
filed 2007-08-06
CIK 790051

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number 1-9278

CARLISLE COMPANIES INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	31-1168055
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

13925 Ballantyne Corporate Place, Suite 400, Charlotte, North Carolina 28277	(704) 501-1100
(Address of principal executive office, including zip code)	(Telephone Number)

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Shares of common stock outstanding at August 1, 2007:  62,374,521

Part I. Financial Information

Item 1. Financial Statements

Carlisle Companies Incorporated
Consolidated Statements of Earnings and Comprehensive Income
For the Three and Six Months ended June 30, 2007 and 2006
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006 (1)	2007	2006 (1)
		(As adjusted)		(As adjusted)

Net sales	$793,860	$688,111	$1,422,758	$1,305,448

Cost and expenses:
Cost of goods sold	629,220	539,625	1,133,629	1,029,466
Selling and administrative expenses	75,516	60,006	144,520	120,622
Research and development expenses	4,275	3,703	8,674	7,590
Other expense (income), net	4,891	(1,797)	2,645	(2,260)
Earnings before interest and income taxes	79,958	86,574	133,290	150,030
Interest (income) expense, net	(1,928)	5,363	2,129	9,619
Earnings before income taxes	81,886	81,211	131,161	140,411
Income taxes	26,209	25,083	41,730	44,660
Income from continuing operations, net of tax	55,677	56,128	89,431	95,751

Discontinued operations
(Loss) income from operations of discontinued operations	(3,202)	1,221	1,385	4,046
Income tax (benefit) expense	(913)	238	593	1,089
(Loss) income from discontinued operations, net of tax	(2,289)	983	792	2,957
Net Income	53,388	57,111	90,223	98,708

Other comprehensive income
Foreign currency translation, net of tax	4,137	5,199	5,454	7,032
Minimum pension liability, net of tax	490	—	490	—
Gain on hedging activities, net of tax	1,821	1,525	1,674	4,833
Other comprehensive income	6,448	6,724	7,618	11,865
Comprehensive income	$59,836	$63,835	$97,841	$110,573

Earnings per share - basic (2)
Income from continuing operations, net of tax	$0.90	$0.92	$1.45	$1.57
(Loss) income from discontinued operations, net of tax	(0.04)	0.01	0.01	0.05
Earnings per share - basic	$0.86	$0.93	$1.46	$1.62

Earnings per share - diluted (2)
Income from continuing operations, net of tax	$0.89	$0.90	$1.43	$1.54
(Loss) income from discontinued operations, net of tax	(0.04)	0.02	0.01	0.05
Earnings per share - diluted	$0.85	$0.92	$1.44	$1.59

Weighted average common shares outstanding (2)
Basic	61,810	61,280	61,733	61,086
Effect of dilutive stock options and restricted stock	815	838	862	934
Diluted	62,625	62,118	62,595	62,020

Dividends declared and paid per share (2)	$0.135	$0.125	$0.270	$0.250

(1)       2006 figures have been revised to reflect the change in accounting for inventory and discontinued operations. Refer to Notes 2, 3 and 7.

(2)       All share and per share information has been adjusted to reflect the two-for-one stock split. Refer to Note 2 for more information.

See accompanying notes to Unaudited Consolidated Financial Statements

Carlisle Companies Incorporated

Consolidated Balance Sheets

June 30, 2007 and December 31, 2006

(In thousands, except per share and share amounts)

	June 30,	December 31,
	2007	2006 (1)
	(Unaudited)	(As adjusted)
Assets
Current assets:
Cash and cash equivalents	$24,701	$144,029
Trade receivables, less allowance of $9,764 in 2007 and $9,976 in 2006	338,644	353,108
Inventories	470,886	450,005
Deferred income taxes	24,069	23,805
Prepaid expenses and other current assets	32,121	31,086
Current assets held for sale	4,732	5,477
Total current assets	895,153	1,007,510

Property, plant and equipment, net of accumulated depreciation of $507,988 in 2007 and $487,903 in 2006	530,501	458,480

Other assets:
Goodwill, net	354,085	309,707
Patents and other intangible assets, net	41,040	19,339
Investments and advances to affiliates	102,152	100,687
Notes receivable and other assets	12,696	7,136
Non-current assets held for sale	2,926	4,227
Total other assets	512,899	441,096

TOTAL ASSETS	$1,938,553	$1,907,086

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt, including current maturities	$72,865	$151,676
Accounts payable	166,944	142,405
Accrued expenses	146,535	159,803
Deferred revenue	15,263	16,046
Current liabilities associated with assets held for sale	613	912
Total current liabilities	402,220	470,842

Long-term liabilities:
Long-term debt	271,203	274,658
Deferred revenue	86,995	82,631
Other long-term liabilities	113,644	111,633
Total long-term liabilities	471,842	468,922

Shareholders’ equity:
Preferred stock, $1 par value. Authorized and unissued 5,000,000 shares	—	—
Common stock, $1 par value. Authorized 100,000,000 shares; 78,661,248 shares issued; 61,810,109 outstanding in 2007 and 61,450,518 in 2006 (2)	78,661	78,661
Additional paid-in capital (2)	51,495	30,508
Unearned compensation - includes restricted shares of 340,720 in 2007 and 230,340 in 2006 (2)	(9,627)	(3,437)
Cost of shares of treasury - 16,510,419 shares in 2007 and 16,980,390 in 2006 (2)	(164,230)	(167,578)
Accumulated other comprehensive income	16,069	8,451
Retained earnings	1,092,123	1,020,717
Total shareholders’ equity	1,064,491	967,322

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,938,553	$1,907,086

(1)       2006 results have been revised to reflect the change in accounting for inventory and discontinued operations (refer to Notes 2,3 and 7). Retained earnings at January 1, 2007 has been adjusted for the adoption of FIN 48 (refer to Note 16).

(2)       All share and per share information has been adjusted to reflect the two-for-one stock split. Refer to Note 2 for more information.

See accompanying notes to Unaudited Consolidated Financial Statements

Carlisle Companies Incorporated

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2007 and 2006

(Dollars in thousands)

(Unaudited)

	June 30,
	2007	2006 (1)
		(As adjusted)
Operating activities
Net income	$90,223	$98,708
Reconciliation of net income to cash flows from operating activities:
Depreciation	30,283	27,736
Amortization	2,092	645
Non-cash compensation	9,236	3,902
Loss in equity investments	609	2,192
(Gain) loss on sales of investments, property and equipment, net	(4,866)	959
Loss on writedown of assets	4,031	1,245
Deferred taxes	1,372	2,611
Excess tax benefits from stock-based compensation	(2,995)	(3,768)
Foreign exchange (gain) loss	(273)	551
Changes in assets and liabilities, excluding effects of acquisitions and divestitures:
Current and long-term receivables	(107,290)	(80,553)
Receivables under securitization program	150,000	(4,900)
Inventories	13,987	(26,357)
Accounts payable and accrued expenses	(11,163)	30,656
Income taxes	16,772	585
Long-term liabilities	(1,275)	3,428
Other operating activities	8	(1,519)
Net cash provided by operating activities	190,751	56,121

Investing activities
Capital expenditures	(39,977)	(51,632)
Acquisitions, net of cash acquired	(183,325)	—
Proceeds from investments, property and equipment	4,015	3,197
Other investing activities	(169)	1,086
Net cash used in investing activities	(219,456)	(47,349)

Financing activities
Net change in short-term borrowings and revolving credit lines	(83,298)	(15,557)
Proceeds from long-term debt	485	—
Reductions of long-term debt	—	(910)
Dividends	(16,759)	(15,360)
Treasury shares and stock options, net	5,915	11,567
Excess tax benefits from stock-based compensation	2,995	3,768
Net cash used in financing activities	(90,662)	(16,492)

Effect of exchange rate changes on cash	39	(752)
Change in cash and cash equivalents	(119,328)	(8,472)
Cash and cash equivalents
Beginning of period	144,029	38,745
End of period	$24,701	$30,273

(1)       2006 figures have been revised to reflect the change in accounting for inventory and cash flows from discontinued operations. Refer to Notes 2, 3 and 7.

See accompanying notes to Unaudited Consolidated Financial Statements

Notes to Unaudited Consolidated Financial Statements

Three and Six Months Ended June 30, 2007 and 2006

(1)         Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Carlisle Companies Incorporated and its wholly-owned subsidiaries (together, the “Company” or “Carlisle”).  Intercompany transactions and balances have been eliminated in consolidation. The unaudited consolidated financial statements have been prepared in accordance with Article 10-01 of Regulation S-X of the Securities and Exchange Commission and, as such, do not include all information required by generally accepted accounting principles for annual financial statements. However, in the opinion of the Company, these financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial statements for the interim periods presented herein.  Results of operations for the three and six months ended June 30, 2007, are not necessarily indicative of the operating results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company’s 2006 Form 10-K.

(2)         Reclassifications and Restatements

Certain reclassifications have been made to the three and six months ending June 30, 2006 information to conform to the current year’s presentation.

Consolidated Balance Sheets have been retrospectively adjusted to reflect the change in accounting method described in Note 3.  In addition, the adoption of Financial Interpretation No. 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, resulted in a $2.1 million charge to opening retained earnings at January 1, 2007.

Consolidated Statements of Earnings and Comprehensive Income have been retrospectively adjusted to reflect the effects of discontinued operations and the change in accounting method described in Note 3.  Segment information presented in Note 15 has also been revised from prior year’s June 30, 2006 presentation to reflect the Company’s current segment reporting structure, discontinued operations and assets held for sale.  Refer to Note 7 for additional detail regarding discontinued operations.

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

(3)  Change in Accounting Method

Prior to January 1, 2007, inventories were valued using both the last-in, first-out (“LIFO”) and first-in, first-out (“FIFO”) methods.  Effective January 1, 2007, the Company changed its method of accounting for those finished goods, work-in-progress and raw material inventories previously on the LIFO method to the FIFO method.  Had the Company not changed its policy for accounting for inventory, pre-tax income would have been reduced by $2.4 million ($1.5 million loss after-tax, or $0.02 per diluted share) for the quarter ended June 30, 2007, and a reduction to pre-tax income of $0.5 million ($0.3 million loss after-tax, or $0.01 loss per diluted share) would have been recorded for the six months ended June 30, 2007.

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

In January 2007, the Company adopted FIN 48.  This interpretation clarifies the accounting and financial statement reporting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return.  The cumulative effect of the change in principle of accounting for uncertain tax positions was a charge to retained earnings for $2.1 million.  Refer to Note 16 for more information on the adoption of this interpretation.

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

New accounting standards

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), Fair Value Measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  It will be effective for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the requirements of this standard and has not yet determined the impact on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings (loss) at each subsequent reporting date. It will be effective for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the requirements of this standard and has not yet determined the impact on the consolidated financial statements.

(5)  Employee Stock-Based Compensation Arrangements

Stock Options

The Company uses the fair value method for accounting for employee stock-based compensation.  Compensation expense related to stock options of $4.6 million and $0.6 million was recognized for the three months ended June 30, 2007 and 2006, respectively, and $7.2 million and $2.4 million for the six months ended June 30, 2007 and 2006, respectively.  The 2007 compensation expense amounts include an award of 200,000 options granted to executive management in June 2007, and additional expense related to the modification of vesting and termination provisions of certain stock option awards.  The following table summarizes the stock option activity for the six months ended June 30, 2007.

		Weighted
		Average
	Shares	Exercise
	(In Thousands)	Price

Outstanding at January 1, 2007	1,965,090	$27.43
Granted	713,000	$43.29
Exercised	(331,130)	$22.28
Forfeited	(6,000)	$33.21
Outstanding at June 30, 2007	2,340,960	$32.97

* All share and exercise price information has been adjusted to reflect the two-for-one stock split. Refer to Note 2 for more information.

Restricted Stock

Restricted shares awarded are generally released to the recipient after a period of three years; however, 100,000 shares awarded to executive management in the second quarter of 2007 vest ratably over five years.  Compensation expense related to restricted stock awards of $1.3 million and $0.8 million was recognized for the three months ended June 30, 2007 and 2006, respectively, and $2.0 million and $1.5 million for the six months ended June 30, 2007 and 2006, respectively.

(6)  Acquisitions

On January 29, 2007, the Company purchased the assets of Dongguan Qiaotou Yichang Wire and Cable Assembly Factory, located in Guangdong, China, specializing in complex cable assemblies and wire harnesses for medical and industrial applications, for consideration of $3.1 million and contingent additional payments of up to $4.0 million based on the acquired company’s future earnings.  Operating results for this operation since the acquisition date are included in the General Industry segment.  Although the Company is continuing to evaluate the purchase price allocation, an initial allocation resulted in goodwill of approximately $1.5 million and identified intangible assets of $1.0 million with a weighted-average life of 5.7 years.  Identified intangible assets consist primarily of customer relationships valued at $0.7 million, with a weighted-average life of 4 years, and other agreements valued at $0.3 million with a weighted-average life of 9 years.

On February 2, 2007, the Company acquired 100% of the equity of Meixian Tengfei Tyre Co., Ltd., a tire manufacturer, located in Guandong, China, for consideration of approximately $19.6 million. Operating results for this operation since the acquisition date are included in the Industrial Components segment.  Although the Company is continuing to evaluate the purchase price allocation, the purchase price has been allocated to Property, plant and equipment, net, as it approximates the fair value of the assets purchased.

On May 1, 2007, the Company acquired 100% of the equity of Insulfoam LLC (“Insulfoam”) from Premier Industries, Inc., a privately held company, headquartered in Tacoma, Washington, for approximately $160.0 million, subject to a working capital adjustment to be determined in the third quarter of 2007.  Insulfoam is a leading manufacturer of block molded expanded polystyrene products used primarily as insulation in building and other construction applications.  Insulfoam is under the management direction of the construction materials business, which is included in the Construction Materials segment.

The following table summarizes the initial allocation of the purchase price to the estimated fair values of assets acquired and liabilities assumed at the date of the acquisition of Insulfoam:

Purchase Price
In thousands	Allocation

Trade receivables, net	$24,533
Inventories	31,781
Prepaid expenses and other current assets	2,333
Property, plant and equipment, net	44,669
Intangibles	21,734
Goodwill	42,645

Total assets acquired	167,695

Current liabilities	6,800
Other long-term liabilities	240

Total liabilities assumed	7,040

Net assets acquired	$160,655

Of the $21.7 million of acquired intangible assets, $10.2 million was assigned to the trade name that is not subject to amortization, while the remaining acquired intangibles of $11.5 million were allocated primarily to customer related intangibles which are being amortized over the assets’ determinable useful life of 10 years.

The following unaudited pro forma consolidated financial information has been prepared as if the acquisition of Insulfoam had taken place at the beginning of each fiscal year presented. The following unaudited pro forma information is not necessarily indicative of the results of operations in future periods or results that would have been achieved had the acquisition taken place at the beginning of the periods presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In thousands, except per share data	2007	2006	2007	2006

Net sales	$809,004	$743,475	$1,479,553	$1,411,985

Earnings before interest and income taxes	80,408	92,539	135,682	159,871

Income from continuing operations, net of tax	55,964	59,938	90,978	102,070

Net income	53,675	60,921	91,770	105,027

Earnings per share - diluted

Income from continuing operations, net of tax	$0.89	$0.96	$1.45	$1.65

Earnings per diluted share	$0.86	$0.98	$1.47	$1.69

(7)  Discontinued Operations and Assets Held for Sale

In the second quarter of 2007, as part of its commitment to concentrate on its core businesses, the Company announced plans to exit the custom thermoset products molding operation (“thermoset molding operation”) of the Specialty Products segment.  In September 2006, the Company announced plans to exit the giftware business of the foodservice products business.  The sale of the thermoset molding operation is expected to be completed by the second quarter of 2008 and the giftware business sale is expected to be completed by the third quarter of 2007.  In November of 2005, the Company announced plans to sell the systems and equipment businesses, and the sale of these businesses was completed by November 2006.  The assets of these operations have met the criteria for, and have been classified as “held for sale” in accordance with SFAS 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.”  In addition, results of operations for these businesses, and any gains or losses recognized from their sale, are reported as “discontinued operations” in accordance with SFAS 144.

Total assets held for sale were as follows:

	June 30,	December 31,
In thousands	2007	2006
Assets held for sale:
Thermoset molding operation	$6,548	$8,408
Giftware business of foodservice products	1,110	1,296
Total assets held for sale	$7,658	$9,704

	June 30,	December 31,
In thousands	2007	2006
Assets held for sale:
Receivables	$2,646	$2,442
Inventories	1,814	2,667
Prepaid expenses and other current assets	272	368
Total current assets held for sale	4,732	5,477

Property, plant and equipment, net	2,526	3,827
Notes receivable and other assets	400	400
Total non-current assets held for sale	2,926	4,227
Total assets held for sale	$7,658	$9,704

Liabilities associated with assets held for sale:
Accounts payable	$421	$695
Accrued expenses	192	217
Total liabilities associated with assets held for sale	$613	$912

Net sales and income (loss) before income taxes from discontinued operations were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In thousands	2007	2006	2007	2006
Net sales:
Automotive components	$—	$—	$—	$370
Systems and equipment	240	50,481	714	101,063
Thermoset molding operation	2,915	3,944	5,878	7,096
Giftware business of foodservice products	564	649	682	1,265
Net sales for discontinued operations	$3,719	$55,074	$7,274	$109,794

Income (loss) from operations of discontinued operations:
Automotive components	$(1,530)	$222	$(1,643)	$(443)
Systems and equipment	(24)	1,669	4,805	5,345
Thermoset molding operation	(1,610)	(124)	(1,759)	17
Giftware business of foodservice products	(38)	(546)	(18)	(873)
Income (loss) before income taxes from discontinued operations	$(3,202)	$1,221	$1,385	$4,046

Results for the six months ended June 30, 2007 included additional proceeds related to purchase price adjustments from the sales of the systems and equipment businesses which occurred in the fourth quarter of 2006.

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

The components of inventories are as follows:

	June 30,	December 31,
In thousands	2007	2006
Finished goods	$296,204	$295,473
Work-in-process	33,880	28,491
Raw materials	150,901	124,487
Reserves and variances, net	(8,285)	4,221
	472,700	452,672
Inventories associated with assets held for sale	(1,814)	(2,667)
Inventories	$470,886	$450,005

(9)  Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2007 are as follows:

	Industrial	Construction	General	Specialty
In thousands	Components	Materials	Industry	Products	Total
Balance as of January 1, 2007	$155,245	$32,784	$79,544	$42,134	$309,707
Goodwill acquired during year	—	42,645	1,521	—	44,166
Currency translation	199	212	—	(199)	212
Balance at June 30, 2007	$155,444	$75,641	$81,065	$41,935	$354,085

The Company’s other intangible assets at June 30, 2007, are as follows:

	Acquired	Accumulated	Net Book
In thousands	Cost	Amortization	Value
Assets subject to amortization
Patents	$10,439	$(8,179)	$2,260
Software licenses	1,800	(1,500)	300
Customer Relationships	27,237	(4,608)	22,629
Other	4,368	(2,691)	1,677
Assets not subject to amortization
Trademarks	4,000	—	4,000
Trade names	10,174	—	10,174
	$58,018	$(16,978)	$41,040

Estimated amortization expense over the next five years is as follows: $2.6 million remaining in 2007, $4.5 million in 2008, $4.4 million in 2009, $4.2 million in 2010 and $3.4 million in 2011.

(10) Retirement Plans and Other Postretirement Benefits

Components of net periodic benefit cost are as follows:

	Pension Benefits		Pension Benefits		Post-retirement Benefits		Post-retirement Benefits
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
In thousands	2007	2006	2007	2006	2007	2006	2007	2006
Service costs	$1,273	$1,404	$2,546	$2,808	$—	$—	$—	$1
Interest cost	2,391	2,357	4,782	4,715	39	140	78	306
Expected return on plan assets	(2,542)	(2,464)	(5,084)	(4,928)	—	—	—	—
Amortization of:
Net actuarial costs	371	383	742	766	24	56	48	124
Prior service costs	(25)	(47)	(50)	(95)	—	—	—	—
Unrecognized net obligation	—	—	—	—	12	55	24	110
Curtailment income	—	—	—	—	—	(5,654)	—	(5,654)
Net periodic benefit costs	$1,468	$1,633	$2,936	$3,266	$75	$(5,403)	$150	$(5,113)

The Company previously disclosed in its financial statements for the year ended December 31, 2006, that it expected to contribute $20.2 million to its pension plans in 2007 in order to qualify for transition relief under the Pension Protection Act of 2006.  The Company has contributed $20.2 million to the plans through June 30, 2007.

The Company maintains defined contribution plans to which it has contributed $5.0 million during the six months ended June 30, 2007.  Full year contributions are expected to approximate $10.0 million.

(11) Other Long-Term Liabilities

The components of other long-term liabilities are as follows:

	June 30,	December 31,
In thousands	2007	2006
Deferred taxes and other tax liabilities under FIN 48 *	$85,566	$64,872
Pension and other post-retirement obligations	20,023	37,427
Long-term warranty obligations	2,979	2,754
Other	5,076	6,580
Other long-term liabilities	$113,644	$111,633

(12) Borrowings

The Company redeemed the 7.25% $150 million notes which matured on January 15, 2007 and were included in Short-term debt at December 31, 2006. The notes were repaid with cash on hand as well as funds from the Company’s uncommitted credit facilities.

Certain bonds payable held by the Company at June 30, 2007 mature on May 15, 2008. The Company, however, intends to refinance those bonds payable upon maturity or utilize its existing revolving credit facility until such refinancing is secured, thereby deferring the effective maturity of those bonds payable beyond the twelve-month period immediately following June 30, 2007. Because of the

Company’s intent and ability to defer the effective maturity beyond a twelve-month period, these bonds payable are included in Long-term debt at June 30, 2007.

(13) Commitments and Contingencies

For its continuing and discontinued operations, the Company is obligated under various noncancelable operating leases for certain facilities and equipment.  Future minimum payments under its various noncancelable operating leases in each of the next five years are approximately $9.1 million in 2007, $15.8 million in 2008, $11.1 million in 2009, $8.5 million in 2010, $6.2 million in 2011 and $8.5 million thereafter.

At June 30, 2007, letters of credit amounting to $46.4 million were outstanding, primarily to provide security under insurance arrangements and certain borrowings.

The Company has financial guarantee lines in place for certain of its operations in Asia and Europe to facilitate working capital needs, customer performance and payment and warranty obligations.  At June 30, 2007, the Company had issued guarantees of $3.3 million, of which $1.4 million represents amounts recorded in current liabilities or Other long-term liabilities.  The fair value of these guarantees is estimated to equal the amount of the guarantees at June 30, 2007, due to their short-term nature.

During 2005, the Company sold certain assets and liabilities of its discontinued automotive components business which was part of a series of sales. Certain leases guaranteed by the Company expire in 2007 and 2011 and have total minimum lease payments of $2.1 million as of June 30, 2007. The Company believes that the purchaser will fulfill all obligations required by those lease agreements.

The Company offers various warranty programs on its installed roofing systems, braking products, truck trailers, and refrigerated truck bodies.  The change in the Company’s aggregate product warranty liabilities for the period ended June 30 is as follows:

In thousands	2007	2006
Beginning reserve at December 31	$6,940	$7,939
Current year provision	3,059	6,119
Current year claims	(3,240)	(5,785)
Ending reserve at June 30	$6,759	$8,273

The amount of extended product warranty revenues recognized was $3.6 million and $7.0 million for the three and six months ended June 30, 2007, respectively, and $3.5 million and $6.8 million for the three and six months ended June 30, 2006, respectively.

The Company has entered into long-term purchase agreements expiring December 31, 2009 for certain key raw materials in the Construction Materials segment.  Commitments are variable based on changes in commodity price indices. Based on prices at June 30, 2007, commitments under these agreements total approximately $56.3 million.

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

The Company may be involved in various legal actions from time to time arising in the normal course of business. In the opinion of management, the ultimate outcome of such actions will not have a material adverse effect on the consolidated financial position of the Company, but may have a material impact on the Company’s results of operations for a particular period. As a result of the favorable resolution of certain legal actions, the Company recognized gains, net of legal fees, of $2.2 million and $6.6 million during the three and six months ended June 30, 2007, respectively, and $2.4 million and $7.1 million, respectively, during the three and six months ended June 30, 2006 that were included in Other (income) expense, net.

(14) Derivative Instruments and Hedging Activities

The Company is exposed to the impact of changes in interest rates and market values of its debt instruments, changes in raw material prices and foreign currency fluctuations. Management of interest rate exposure includes consideration of the use of treasury lock contracts and interest rate swaps to reduce volatility of cash flows, the impact on earnings and to lower its cost of capital.

On November 14, 2006, the Company entered into treasury lock contracts with a notional amount of $100.0 million to hedge the cash flow variability on forecasted debt interest payments associated with changes in interest rates. These contracts have been designated as cash flow hedges and were deemed effective at the origination date and as of June 30, 2007. The valuation of these contracts resulted in an asset of $3.4 million as of June 30, 2007.

On June 15, 2005, the Company entered into treasury lock contracts with a notional amount of $150.0 million to hedge the cash flow variability on forecasted debt interest payments associated with changes in interest rates.  These contracts were designated as cash flow hedges and were deemed effective at the origination date.  On August 15, 2006, the Company terminated the treasury lock contracts resulting in a gain of $5.6 million ($3.5 million, net of tax),  which will be amortized to reduce interest expense until August 2016, the term of the interest payments related to the $150 million in notes issued on August 18, 2006.  At June 30, 2007, the Company had a remaining unamortized gain of $5.2 million ($3.2 million, net of tax) which is reflected in Accumulated other comprehensive income on the Company’s Consolidated Balance Sheet.

On May 15, 2007, the Company executed forward exchange contracts with a total notional amount of $95.0 million to hedge the Company’s foreign currency exposure of its net investment in its European roofing joint venture (“Icopal”) denominated in Danish Kroner. These contracts were designated as economic hedges of a net investment and were deemed effective at the origination date and as of June 30, 2007. The value of these contracts was not material as of June 30, 2007.

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

The Diversified Components group consists of the Specialty Products, Transportation Products and General Industry segments.

Sales, earnings before interest and income taxes (“EBIT”) and assets for continuing operations by reportable segment are included in the following summary:

Three Months Ended June 30,	2007		2006(2)
In thousands	Sales(1)	EBIT	Sales(1)	EBIT(2)
Construction Materials	$383,135	$60,141	$292,852	$48,020
Industrial Components	222,605	15,034	214,706	23,149
Specialty Products	48,788	651	48,975	7,570
Transportation Products	49,013	7,641	48,337	9,398
General Industry	90,319	10,436	83,241	5,725
Corporate	—	(13,945)	—	(7,288)
Total	$793,860	$79,958	$688,111	$86,574

Six Months Ended June 30,	2007			2006(2)
In thousands	Sales(1)	EBIT	Assets	Sales(1)	EBIT(2)	Assets
Construction Materials	$609,370	$81,050	$772,613	$520,838	$83,020	$524,009
Industrial Components	452,179	39,588	561,010	438,806	44,393	542,522
Specialty Products	95,484	3,009	201,282	92,810	8,890	178,538
Transportation Products	95,595	14,439	63,548	92,591	16,547	53,967
General Industry	170,130	17,587	259,044	160,403	13,645	248,175
Corporate	—	(22,383)	73,398	—	(16,465)	64,412
Total	$1,422,758	$133,290	$1,930,895	$1,305,448	$150,030	$1,611,623

(1)          Excludes intersegment sales

(2)          2006 figures have been revised to reflect the change in accounting for inventory (refer to Note 3), discontinued operations and to conform with the 2007 segment presentation.

A reconciliation of assets reported above to total assets as presented on the Company’s Consolidated Balance Sheets is as follows:

2007
Assets per table above	$1,930,895
Assets held for sale of discontinued operations	7,658
Total Assets per Consolidated Balance Sheets	$1,938,553

(16) Income Taxes

The Company’s effective tax rate on continuing operations of 32.0% and 31.8% for the three and six months ended June 30, 2007, respectively, varies from the statutory rate within the United States of 35% due primarily to the deduction attributable to U.S. production activities, earnings in foreign jurisdictions taxed at rates different from the statutory U.S. federal rate, and tax credits.

The Company adopted the principles of FIN 48, effective January 1, 2007.  As a result of the implementation of FIN 48, the Company recorded the cumulative effect of the change in principle of accounting for uncertain tax positions as a charge to retained earnings of $2.1 million.  The total amount of unrecognized tax benefit as of June 30, 2007 was $14.4 million ($20.2 million less a benefit of $5.8 million).  The Company classifies and reports interest and penalties associated with uncertain tax positions as Income tax expense on the Consolidated Statements of Earnings and Comprehensive Income, and as other tax liabilities on the Consolidated Balance Sheets.  The total amount of interest and penalties accrued at June 30, 2007 was $3.8 million.  The entire balance accrued for uncertain tax positions at June 30, 2007, if recognized, would affect the Company’s effective tax rate.

The Company is subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions.  The Company has concluded all U.S. federal income tax examinations through 2005.  The 2006 IRS audit is now substantially concluded, subject only to a post filing review.   Similarly, a review of 2006 business sale transactions by the Inland Revenue in the United Kingdom should be completed within twelve months.  Substantially all material state and foreign tax matters have been concluded for tax years through 2001.  Within the next twelve months, state and foreign audits may conclude and affect the amount of unrecognized tax benefits.  The amount of the change in unrecognized tax benefits that may result from audits within the next twelve months is not known.

(17) Subsequent Events

On July 12, 2007, the Company replaced its $300.0 million revolving credit facility with a five-year $400.0 million revolving credit facility (the “2007 Facility”) in order to increase the facility size, extend tenor, reduce pricing and improve certain other provisions. The 2007 Facility provides for grid-based interest pricing based on the credit rating of the Company’s senior unsecured bank or other unsecured senior debt and the Company’s utilization of the 2007 Facility. The 2007 Facility requires the Company to meet various restrictive covenants and limitations including certain net worth, cash flow ratios and limits on outstanding debt balances held by certain subsidiaries.

The sale of Icopal closed on July 31, 2007.  The Company expects to receive approximately $137.0 million in proceeds during the last half of 2007, resulting in a pre-tax gain of approximately $53.5 million.  The ultimate amount of taxes payable on the gain is contingent on the repatriation of the proceeds received, of which the Company is currently evaluating its options.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Carlisle Companies Incorporated (“Carlisle”, the “Company”, “we”, “our” or “management”) is a diversified manufacturing company focused on achieving profitable growth internally through new product development and product line extensions, and externally through acquisitions that complement the Company’s existing technologies, products and market channels.  Carlisle manages its businesses under three operating groups, Construction Materials, Industrial Components and Diversified Components, represented by five financial reporting segments:

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

Net sales for the three months ended June 30, 2007 were 15.4% higher than in the three months ended June 30, 2006.  With the exception of the Specialty Products segment, sales growth was reported across all reporting segments.  Organic sales growth (defined as the increase in net sales excluding the impact of acquisitions and divestitures within the last twelve months as well as the impact of changes in foreign exchange rates) of 9.8% was primarily driven by increased sales volumes within the Construction Materials segment.  Acquisition growth of 5.2% in the second quarter of 2007 reflected the acquisition of Insulfoam LLC, a leading manufacturer of block molded polystyrene insulation (“Insulfoam”), acquired on May 1, 2007.  The impact of changes in foreign exchange rates was negligible.  Despite higher sales, income from continuing operations fell 0.8% from $56.1 million, or $0.90 per diluted share, in the second quarter of 2006 to $55.7 million, or $0.89 per diluted share, in the second quarter of 2007.  Earnings growth in the Construction Materials and General Industry segments was not enough to offset higher Corporate expenses and lower earnings in the Industrial Components, Specialty Products and Transportation Products segments.

Net sales for the six months ended June 30, 2007 were $1.4 billion, representing a 9.0% increase over net sales of $1.3 billion in the first six months of 2006, and reflected increased sales in each of the Company’s reporting segments.  Organic growth for the six-month period of 2007 was 6.0% as compared to the prior year.  The acquisition of Insulfoam in the second quarter of 2007 contributed $34.9 million to the three and six month results.  Income from continuing operations for the six months ended June 30, 2007 was $89.4 million or $1.43 per diluted share, a 6.6% decrease as compared with income from continuing operations of

$95.8 million, or $1.54 per diluted share in the first half of 2006.  The decline reflected lower earnings in each of the Company’s segments, with the exception of the General Industry segment, which benefited from increased earnings in the Company’s high-performance wire and cable business, and included certain items discussed below.

Results for the three and six months ended June 30, 2007 included charges of $0.08 per diluted share related to the facility and management transition of an acquired U.K. off-highway braking business, and $0.05 per diluted share related to changes in executive management.  Partially offsetting these expenses was the recovery of previously reserved interest income of $0.07 per diluted share from the Company’s European roofing joint-venture.  The current year six-month period also included gains of $0.07 per diluted share resulting from proceeds received from certain legal proceedings initiated by the Company.  The three and six months ended 2006 included a gain of $0.06 per diluted share related to the curtailment of retiree medical benefits.  The six month period of 2006 also included gains of $0.08 per diluted share on proceeds received from certain legal proceedings.

Effective January 1, 2007, the Company changed its method of valuing certain inventories from the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method.  Prior year figures have been restated to conform to this change.  If the Company had determined the cost of its inventories by the LIFO method, income from continuing operations would have been $1.5 million lower for the quarter ended June 30, 2007, or $0.02 per diluted share, and $0.3 million lower, or $0.01 per diluted share, for the six months ended June 30, 2007.  The consolidated statements of earnings for the quarter and six months ended June 30, 2006 and the December 31, 2006 balance sheet have been revised to reflect this change, resulting in an increase in second quarter 2006 income from continuing operations of $1.1 million, or $0.02 per diluted share, an increase in income for the first half of 2006 of $1.5 million, or $0.02 per diluted share, an increase in 2006 inventories of $40.2 million, and an increase in 2006 retained earnings of $25.1 million.

The Company’s effective tax rate for continuing operations of 32.0% for the second quarter 2007 compares with an effective tax rate of 30.9% for the second quarter 2006.  The Company’s effective tax rate of 31.8% for continuing operations in the first half of 2007 compares with an effective tax rate of 31.8% for the same period in 2006.  The Company’s effective tax rate varies from the statutory rate within the United States of 35% due primarily to the deduction attributable to U.S. production activities, earnings in foreign jurisdictions taxed at rates different from the statutory U.S. federal rate, and tax credits.

Sales and Earnings

Consolidated Results of Continuing Operations

Net sales for the three months ended June 30, 2007 increased by 15.4% to $793.9 million from $688.1 million for the three months ended June 30, 2006.  Increased sales in the Construction Materials segment accounted for the majority of the increase and included $34.9 million of net sales from Insulfoam.  Organic growth of 9.8% was primarily as a result of increased sales volumes over the prior year.  Net sales for the six months ended June 30, 2007 increased 9.0% over the prior year.  Organic growth was 6.0% for the first six months of 2007.  The impact of changes in foreign currency rates was negligible on both the three and six month periods.

Cost of Goods Sold of $629.2 million for the quarter ended June 30, 2007 increased $89.6 million, or 16.6% above $539.6 million in the second quarter of last year.  Cost of goods sold for the six months ended June 30, 2007 was $1.1 billion, up 10.1% from $1.0 billion for the six months ended June 30, 2006.  Increased raw material costs, primarily related to increased sales volume, and to a lesser extent, increased overhead expenses, accounted for the majority of the increase in both the three and six month periods as compared to the prior year.

Gross margin (net sales less cost of goods sold expressed as a percent of net sales) of 20.7% recognized in the second quarter 2007 decreased compared to gross margin of 21.6% in the second quarter 2006. For the six months ended June 30, 2007, gross margin was 20.3% as compared to 21.1% in the same period in 2006.  For the three month period, reductions in margins were reported in all segments with the exception of General Industry.  For the six month period, reductions were experienced in the Construction Materials and Transportation Products segments, while the Industrial Components, Specialty Products and General Industry segments reported increased margins as compared to the prior year.  The declines in the three and six month periods as compared to the prior year reflect competitive pricing pressures within the Construction Materials segment as well as increased material and overhead costs in several of the Company’s businesses.

Selling and administrative expenses of $75.5 million for the quarter ended June 30, 2007 were 25.8% above $60.0 million in the second quarter of 2006.  For the six months ended June 30, 2007, selling and administrative expenses of $144.5 million represented a 19.8% increase over $120.6 million in the prior year.  On June 12, 2007, the Company announced the resignation of Richmond McKinnish as President and Chief Executive Officer and the appointment of David A. Roberts as Chairman, President and Chief Executive Officer.  Mr. Roberts assumed his duties on June 21, 2007.  Contributing to the increase in selling and administrative expenses for the current year three and six month periods were $4.3 million of charges related to this management change. The addition of selling, administrative and executive personnel to sustain the Company’s growth as well as variable expenses associated with increased sales, also contributed to the increase.  As a percent of net sales, selling and administrative expenses were 9.5% and 8.7% for the three months ended June 30, 2007 and 2006, respectively.  For the six months ended June 30, 2007 and 2006, selling and administrative expenses were 10.2% and 9.2% of net sales, respectively.

Other expense, net of $4.9 million for the three months ended June 30, 2007 compared to other income, net of $1.8 million for the same period in 2006.  Results for the 2007 period included a gain of $2.2 million on certain legal actions initiated by the Company and $1.5 million of equity income from the Company’s European joint venture, “Icopal”.  The second quarter of 2007 also included a $4.7 million charge related to management and facilities transition of a braking business in the United Kingdom (“U.K.”), as well as asset charges related to closed facilities of $3.0 million, and $1.7 million in expenses related to the Company’s securitization program.  Results for the 2006 period included gains of $5.6 million related to the curtailment of certain retiree medical plans, $2.4 million on proceeds received from certain legal actions initiated by the Company, as well as income from Icopal of $0.7 million.  Also included in 2006 results were losses of $2.5 million related to an arbitration proceeding concerning the termination of a supply agreement, $1.8 million in expenses related to the Company’s securitization program, $2.4 million of asset charges and.$1.3 million of lease termination costs.

Other expense, net of $2.6 million for the six months ended June 30, 2007 compared to other income, net of $2.3 million in the prior year.  Results for the 2007 period included $6.6 million of proceeds received from legal actions initiated by the Company.  Offsetting this gain was the $4.7 million charge related to the U.K. braking business, asset charges of $3.0 million related to closed facilities, expenses of $2.3 million associated with the securitization program, and the Company’s share of losses at Icopal of $0.8 million.  Results for the 2006 period included $7.1 million of proceeds received from legal actions and $5.6 million related to the curtailment of certain retiree medical plans.  Offsetting these gains were expenses of $3.3 million associated with the securitization program, losses of $2.5 million related to an arbitration proceeding concerning the termination of a supply agreement, the Company’s share of losses at Icopal of $2.1 million, $2.4 million of asset charges and $1.3 million of lease termination costs.

Earnings before interest and income taxes (“EBIT” or “earnings”) for the quarter ended June 30, 2007 were $80.0 million, a 7.6% decline compared to $86.6 million recognized in 2006.   As a percent of sales, EBIT fell to 10.1% in the second quarter of 2007, from 12.6% last year.  For the six months ended June 30, 2007, EBIT was $133.3 million, an 11.2% decline from EBIT of $150.0 million reported in the 2006 period.  The decline in the three and six month periods reflects lower gross margins, higher selling and administrative expenses, and the change in other (income) expense, net as described above.

Interest income, net of $1.9 million for the three months ended June 30, 2007 compared to interest expense, net of $5.4 million for the same period in 2006.  Interest expense, net of $2.1 million for the six months ended June 30, 2007 compared to $9.6 million for the first six months of 2006.  Both the three and six month periods in 2007 included interest income of $6.6 million representing a recovery of interest receivable from Icopal.

Income from continuing operations, net of tax was $55.7 million, or $0.89 per diluted share, for the three months ended June 30, 2007, a slight decline compared to $56.1 million, or $0.90 per diluted share, for the three months ended June 30, 2006.  Income from continuing operations, net of tax for the first six months of 2007 was $89.4 million, or $1.43 per diluted share, representing a 6.6% decline compared to $95.8 million, or $1.54 per diluted share recognized in the first half of 2006.

Consolidated Results of Discontinued Operations

Income (loss) from discontinued operations, net of tax, for the three months ended June 30, 2007 was $(2.3) million, or $(0.04) per diluted share, which compared to income from discontinued operations, net of tax, of $1.0 million, or $0.02 per diluted share for the same period in 2006.  Income from discontinued operations, net of tax for the six months ended June 30, 2007 was $0.8 million, or $0.01 per diluted share, which compared to $3.0 million, or $0.05 per diluted share, for the six months ended June 30, 2006.  Results for both the three and six months periods include the custom thermoset products molding operation (“thermoset molding operation”), which was previously included in the Specialty Products segment.  Results for the six month period of 2007 included additional proceeds related to purchase price adjustments from the sales of the systems and equipment businesses which occurred in the fourth quarter of 2006.

Net Income of $53.4 million, or $0.85 per diluted share, for the quarter ended June 30, 2007 was 6.5% lower than $57.1 million, or $0.92 per diluted share, for the quarter ended June 30, 2006.  Net income for the six months ended June 30, 2007 was $90.2 million, or $1.44 per diluted share, an 8.6% decline from net income of $98.7 million, or $1.59 per diluted share, for the same period in 2006.

Acquisitions

On January 29, 2007, the Company purchased the assets of Dongguan Qiaotou Yichang Wire and Cable Assembly Factory, specializing in complex cable assemblies and wire harnesses for medical and industrial applications, located in Guangdong, China, for approximately $3.1 million with an additional earnout payable of up to $4.0 million.  Operating results for this operation since the acquisition date are included in the General Industry segment.  On February 2, 2007, the Company acquired 100% of the equity of Meixian Tengfei Tyre Co., Ltd (“Meiyan”), a tire manufacturer located in Guandong, China, for consideration of approximately $19.6 million. Operating results for this operation since the acquisition date are included in the Industrial Components segment.

On May 1, 2007, the Company acquired the operations of Insulfoam from Premier Industries, Inc., a privately held company, headquartered in Tacoma, Washington, for approximately $160.0 million, subject to a working capital adjustment to be determined in the third quarter of 2007.  Insulfoam is a leading manufacturer of block molded expanded polystyrene products used primarily as insulation in building and other construction applications.  Insulfoam is under the management direction of the construction materials business, which is included in the Construction Materials segment.

Financial Reporting Segments

The following table summarizes segment net sales and EBIT.   The amounts for each segment should be referred to in conjunction with the applicable discussion below.

	Three Months Ended		Increase		Six Months Ended		Increase
In thousands,	June 30,		(Decrease)		June 30,		(Decrease)
except percentages	2007	2006*	Amount	Percent	2007	2006*	Amount	Percent
Net Sales
Construction Materials	$383,135	$292,852	$90,283	30.8%	$609,370	$520,838	$88,532	17.0%
Industrial Components	222,605	214,706	7,899	3.7%	452,179	438,806	13,373	3.0%
Specialty Products	48,788	48,975	(187)	-0.4%	95,484	92,810	2,674	2.9%
Transportation Products	49,013	48,337	676	1.4%	95,595	92,591	3,004	3.2%
General Industry	90,319	83,241	7,078	8.5%	170,130	160,403	9,727	6.1%
	$793,860	$688,111	$105,749	15.4%	$1,422,758	$1,305,448	$117,310	9.0%

Earnings Before Interest and Income Taxes
Construction Materials	$60,141	$48,020	$12,121	25.2%	$81,050	$83,020	$(1,970)	-2.4%
Industrial Components	15,034	23,149	(8,115)	-35.1%	39,588	44,393	(4,805)	-10.8%
Specialty Products	651	7,570	(6,919)	-91.4%	3,009	8,890	(5,881)	-66.2%
Transportation Products	7,641	9,398	(1,757)	-18.7%	14,439	16,547	(2,108)	-12.7%
General Industry	10,436	5,725	4,711	82.3%	17,587	13,645	3,942	28.9%
Corporate	(13,945)	(7,288)	(6,657)	-91.3%	(22,383)	(16,465)	(5,918)	-35.9%
	$79,958	$86,574	$(6,616)	-7.6%	$133,290	$150,030	$(16,740)	-11.2%

* 2006 figures have been revised for the change in accounting for inventory, to exclude discontinued operations and to conform with the 2007 segment presentation.

Construction Materials

Net sales in the Construction Materials segment grew 30.8% to $383.1 million for the quarter ended June 30, 2007, up from $292.9 million reported in the same period of 2006, on increased sales of thermoplastic polyolefin (TPO) roofing systems, synthetic rubber (EPDM) roofing systems and insulation.  Net sales for the six months ended June 30, 2007 were $609.4 million, an improvement of 17.0% from the first six months of 2006.  Sales in the six-month period were higher in all product lines as compared to the prior year, but were depressed by lower EPDM sales in the first quarter as compared to the prior year, reflecting a strong 2006 first quarter primarily driven by mild weather conditions.  The acquisition of Insulfoam in the second quarter of 2007 contributed $34.9 million to the improvement in both the three and six month periods.

Segment EBIT of $60.1 million in the second quarter of 2007 represented a $12.1 million, or 25.2% increase over the second quarter of 2006.  As a percent of sales, EBIT was 15.7% in 2007 as compared to 16.4% in 2006.  Increased sales volumes and the acquisition of Insulfoam contributed to the increase in earnings; however, competitive pricing issues and an unfavorable sales mix were the primary drivers in the decrease in earnings as a percent of sales.  Results in the second quarter of 2007 and 2006 included pre-tax gains of $2.1 million and $0.9 million, respectively, for proceeds received from the settlement of certain legal actions initiated by the Company.  Segment EBIT also reflects pre-tax earnings for the second quarter 2007 and 2006 related to the Company’s equity share of income at Icopal of $1.5 million and $0.7 million, respectively.  Also reflected in the second quarter of 2006 were $1.2 million of asset impairment charges.

For the six months ended June 30, 2007, EBIT decreased $1.9 million, or 2.4% from $83.0 million in the first half of 2006 to $81.1 million in the first half of 2007.  As a percent of sales, EBIT was 13.3% in the first half of 2007 as compared to 15.9% in the first half of 2006.  The decline was primarily due to competitive pricing issues in insulation, an unfavorable sales mix, and higher expenses associated with new plants and marketing programs.  Included in segment earnings for the six months ended June 30, 2007 and 2006 were pre-tax gains of $5.5 million and $5.6 million, respectively, for proceeds received from the settlement of legal actions initiated by the Company.  The 2006 period also included $1.2 million of asset impairment charges.  Losses related to Icopal were $0.8 million and $2.1 million, respectively, for the first half of 2007 and 2006.

Net sales and EBIT are generally higher for this segment in the second and third quarters of the year due to increased construction activity during these periods.  The Company expects favorable sales and earnings performance results for the balance of the year, but increased capacity, competitive pricing and raw material pressures may place negative pressure on earnings results in future periods.

Industrial Components

Net sales for the quarter ended June 30, 2007 were $222.6 million, an increase of $7.9 million, or 3.7% over $214.7 million for the prior-year period.  Net sales in the first half of 2007 were $452.2 million, representing a 3.0% increase over the prior year.  The increase in both the three and six month periods was primarily a result of increased sales volumes, and to a lesser extent increased selling prices.  The net sales growth in the second quarter and first half was primarily related to higher sales in the consumer outdoor power equipment market, followed by higher sales in the ATV and replacement markets.  Growth in these markets offset declines in the high-speed trailer market and lower styled wheel sales.

Segment EBIT for the current year quarter of $15.0 million represented a 35.1% decrease from $23.1 million reported in the second quarter of 2006.  For the six months ended June 30, 2007, EBIT was $39.6 million, which compared to $44.4 million in the first half of 2006.  Results for the three and six month periods of 2007 were negatively impacted by asset charges of $3.0 million related to the closure of certain tire and wheel and power transmission belt business operations.  Results for the 2006 three and six month periods were positively impacted by a $5.6 million gain resulting from the curtailment of certain retiree medical benefits, and a $1.5 million gain on the settlement of certain legal actions initiated by the Company.   Offsetting these gains in the 2006 periods were lease termination charges of $1.3 million and asset charges of $1.2 million on a closed power transmission belt facility.

Net sales and EBIT are generally higher in the first half of the year due to peak sales volumes in the outdoor power equipment market.  While sales and earnings are expected to be higher than the previous years, the Company anticipates continued softness in most markets included in this segment. The Company plans to take actions to contain costs, to combat potential lower demand and to increase sales in other markets; however, these trends may suppress earnings growth in subsequent quarters.

Specialty Products

Net sales of $48.8 million in the second quarter of 2007 were slightly lower than net sales of $49.0 million in the second quarter of last year.  Net sales for the six months ended June 30, 2007 were $95.5 million, slightly higher than net sales of $92.8 million in the first half of 2006.   Sales in the off-highway braking business improved 6.9% and 7.1% in the three and six month periods of 2007, respectively, as compared to the prior year on increased demand.  Sales were lower in the on-highway braking business, reflecting the negative impact on demand of certain legislation regarding changes in emission standards enacted by the Environmental Protection Agency (“EPA”) effective in 2007.

Segment EBIT of $0.7 million in the second quarter of 2007 was $6.9 million lower as compared to $7.6 million from the same period in 2006.  EBIT in the first half of 2007 was $3.0 million, a $5.9 million reduction as compared to the prior year.  Included in the current year three and six month periods was a $4.7 million charge related to the facility and management transition of an acquired U.K. off-highway braking business from the seller’s manufacturing location.  Also contributing to the decrease in EBIT, was higher amortization expense on valuation increases made in 2006 to certain acquisition-related intangibles.  The net sales decrease in the on-highway braking business also contributed to the negative comparisons in the second quarter and first half of this year.

The braking business’ off-highway products are usually not subject to seasonality while the sales and earnings for the on-highway products tend to be strongest in the second quarter to coincide with increased truck and trailer maintenance typically scheduled in the spring.  The recently enacted EPA legislation will most likely continue to have a negative impact on demand in subsequent periods.  The Company has secured and continues to aggressively pursue replacement business in the aftermarket to mitigate a portion of the decline in demand.  From time to time, the Company is subject to constraints in the availability of raw materials as well as to volatility in the costs of these raw materials.  While these businesses have not experienced significant raw material constraints, management has seen some price volatility in recent periods and anticipates further volatility for the remainder of 2007, which could negatively impact future earnings.  The Company could also be negatively impacted by cost and availability of shipping channels and the amount of time required to ship product manufactured in China.

Transportation Products

Net sales in the Transportation Products segment were $49.0 million in the second quarter of 2007, up 1.4% from $48.3 million as compared to the prior year.  Net sales in the first half of 2007 were $95.6 million, or 3.2% higher than net sales of $92.6 million in the prior year.  The growth in each period is primarily due to increased sales of specialized and commercial trailers.

Segment EBIT of $7.6 million for the three months ended June 30, 2007 represented an 18.7% reduction as compared to prior year reported EBIT of $9.4 million.  As a percent of sales, EBIT fell to 15.6% in the second quarter of 2007, down from 19.4% in the prior-year quarter.  EBIT for the six months ended June 30, 2007 of $14.4 million represented a 12.7% reduction as compared to the prior year.  As a percent of net sales, EBIT fell to 15.1% in the first half of 2007, from 17.9% in the first half of 2006.  The decline for the current-year quarter and year-to-date period reflects increased labor and overhead costs associated with the expansion of its facilities.

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

General Industry

Net sales of $90.3 million in the second quarter of 2007 for this segment improved 8.5% compared to prior year net sales of $83.2 million.  Net sales in the first six months of 2007 were $170.1 million, or 6.1% higher than the prior year.  The high-performance wire and cable businesses experienced significant growth in the three and six month periods, reflecting increased demand in the aerospace and RF/microwave markets.  Sales in the foodservice business were also higher for the quarter and first half of this year.  Net sales were down significantly in the refrigerated truck bodies business as compared to each period last year on decreased demand reflecting the EPA emissions legislation.

EBIT for this segment was $10.4 million for the three months ended June 30, 2007, up from $5.7 million reported in the second quarter of 2006.  For the six month period, EBIT increased $4.0 million, from $13.6 million in 2006 to $17.6 million in 2007.  The three and six month periods of 2006 included a $2.5 million charge related to an arbitration proceeding concerning the termination of a supply agreement in the high-performance wire and cable business.  Earnings in the high-performance wire and cable business grew significantly over the prior year, reflecting the increased activity in aerospace.  Earnings were also improved in the foodservice business on improved sales.  Improvements in these businesses were partially offset by earnings declines in the refrigerated truck bodies business, reflecting a soft market.

Market conditions generally remain favorable for the high-performance wire and cable and foodservice businesses.  Uncertainty as to general economic conditions and rising gas prices and their impact on consumer spending could place negative pressure on performance in the foodservice business.  In addition, continued softness in the refrigerated truck bodies business could negatively impact earnings performance in subsequent periods.

Corporate

Corporate expenses increased by $6.7 million in the second quarter of 2007, and $5.9 million in the first half of 2007, as compared to the same periods in the prior year.  Included in the results for the three and six month periods of 2007 were $4.3 million of expenses related to the change in executive management and $1.1 million of expenses related to a terminated acquisition initiative.  Second quarter and first half 2006 pre-tax expense was reduced by $2.0 million for the favorable resolution of certain legal matters.  Reducing expense for the first half of 2007 were $0.9 million in proceeds related to certain legal actions initiated by the Company.

Balance Sheet

Cash and cash equivalents decreased by $119.3 million, from $144.0 million at December 31, 2006 to $24.7 million at June 30, 2007.  The decrease relates to the redemption of the $150.0 million 7.25% senior notes and cash flows used in investing activities for capital expenditures and acquisitions.  These cash outflows were partially offset by an increase in the utilization of the accounts receivable facility and net cash provided by operating activities.

Trade receivables of $338.6 million at June 30, 2007 decreased $14.5 million as compared to receivables of $353.1 million at December 31, 2006.  The decrease primarily resulted from higher sales of accounts receivable in the Company’s securitization facility.  Partially offsetting this increase were higher receivables in the Construction Materials segment reflecting improved sales and the acquisition of Insulfoam.

Inventories increased $20.9 million, from $450.0 million at December 31, 2006 to $470.9 million at June 30, 2007.  The increase reflects the increase of inventory in the Construction Materials segment as a result of the Insulfoam acquisition which was partially offset by a decrease in inventory in the Industrial Components segment due to strong second quarter sales.

Property, plant and equipment, net of $530.5 million at June 30, 2007 increased $72.0 million compared to $458.5 million at December 31, 2006.  The increase reflects the acquisition of Insulfoam in the Constructions Materials segment and the acquisition of Meiyan in the Industrial Components segment. The increase also reflects the construction of a new plant in the Transportation Products segment.

Goodwill, net, of $354.1 million at June 30, 2007 increased $44.4 million from $309.7 million at December 31, 2006. The increase primarily relates to the acquisition of Insulfoam in the Construction Materials segment.

Patents and other intangible assets, net increased $21.7 million, from $19.3 million at December 31, 2006 to $41.0 million at June 30, 2007. The increase reflects the acquisition of Insulfoam.

Short-term debt, including current maturities, decreased $78.8 million from $151.7 million at December 31, 2006 to $72.9 million at June 30, 2007.  The decrease reflects the redemption of the Company’s 7.25% $150 million senior notes, which matured in January 2007. This decrease was partially offset by borrowings used to fund acquisitions.

Accounts payable increased by $24.5 million, from $142.4 million at December 31, 2006 to $166.9 million at June 30, 2007, mostly reflecting increases in the Construction Materials segment from increased production and sales activity.

Accrued expenses of $146.5 million at June 30, 2007 were $13.3 million lower than accrued expenses at December 31, 2006 of $159.8 million, primarily related to the payment of accrued rebates, bonuses and interest on the 7.25% $150 million senior notes in the first quarter of 2007.

Other long-term liabilities increased by $2.0 million, from $111.6 million at December 31, 2006 to $113.6 million at June 30, 2007.  The increase was primarily a result of higher net deferred tax liabilities and other tax liabilities reclassified under Financial Interpretation No. 48 (“FIN 48”), offset by a reduction in liabilities related to pension and other post-retirement obligations.

Liquidity and Capital Resources

Sources and Uses of Cash

	Six Months Ended June 30,
In thousands	2007	2006*
Net cash provided by operating activities	$190,751	$56,121
Net cash used in investing activities	(219,456)	(47,349)
Net cash used in financing activities	(90,662)	(16,492)
Effect of exchange rate changes on cash	39	(752)
Change in cash and cash equivalents	$(119,328)	$(8,472)

* 2006 figures have been revised to reflect the change in method of accounting for inventory and to reflect discontinued operations.

Net cash provided by operating activities was $190.8 million for the six months ended June 30, 2007 compared to net cash provided by operating activities of $56.1 million for the six months ended June 30, 2006. Net cash provided by operating activities in 2007 included an increase in operating cash flow of $150.0 million for the increase in the utilization of the accounts receivable facility.

Cash used in investing activities was $219.5 million for the six months ended June 30, 2007 compared to $47.3 million for the first half of 2006.  Capital expenditures of $40.0 million in the first half of this year were lower than capital expenditures of $51.6 million in the first six months of 2006. Cash used in investing activities in 2007 included $183.3 million used to fund the acquisition of Insulfoam and the acquisitions of manufacturing operations in China for the Company’s tire and wheel and high performance wire and cable businesses.

Cash used in financing activities was $90.7 million for the six months ended June 30, 2007 compared to cash used by financing activities of $16.5 million for the six months ended June 30, 2006.  Cash used in financing activities in 2007 reflects the redemption of the Company’s 7.25% $150 million notes which matured in January 2007.

Debt Instruments, Guarantees and Covenants

The following table quantifies certain contractual cash obligations and commercial commitments at June 30, 2007:

		Remaining in
In thousands	Total	2007	2008	2009	2010	2011	Thereafter
Short-term credit lines and long-term debt	$345,095	$68,634	$104,254	$8,512	$13	$14	$163,668
Interest on long-term debt (1)	114,039	8,820	13,154	10,540	10,546	10,551	60,428
Noncancellable operating leases	59,175	9,155	15,761	11,126	8,480	6,169	8,484
Purchase obligations	56,346	11,114	22,616	22,616	—	—	—
Total Commitments	$574,655	$97,723	$155,785	$52,794	$19,039	$16,734	$232,580

(1) Future expected interest payments are calculated based on the stated rate for fixed rate debt and the effective interest rate as of June 30, 2007 for variable rate debt.

The above table does not include $113.6 million of other long-term liabilities.  Other long-term liabilities consist primarily of deferred income tax and other tax liabilities of $85.6 million, pension and post-retirement medical benefits of $20.0 million, and warranty and other obligations of $8.0 million.  Due to factors such as return on plan assets, disbursements, contributions, and timing of warranty claims, it is not estimable when the majority of these commitments will become due.  In April 2007, the Company contributed $17.3 million to its pension plans in order to qualify for transition relief under the Pension Protection Act of 2006.

The Company has entered into long-term purchase agreements expiring December 31, 2009 for certain key raw materials in the Construction Materials segment.  Commitments are variable based on changes in commodity price indices. Based on prices at June 30, 2007, commitments under these agreements total approximately $56.3 million.

Carlisle maintains a $300.0 million revolving credit facility, of which $236.5 million was available at June 30, 2007.  On July 12, 2007, the Company replaced its $300.0 million revolving credit facility with a five-year $400.0 million revolving credit facility.  The Company also maintains a $55.0 million uncommitted line of credit of which $50.3 million was available as of June 30, 2007. The Company’s $150.0 million receivables securitization facility was fully utilized as of June 30, 2007.

At June 30, 2007, letters of credit amounting to $46.4 million were outstanding, primarily to provide security under insurance arrangements and certain borrowings.

The Company has financial guarantee lines in place for certain of its operations in Asia and Europe to facilitate working capital needs, customer performance and payment and warranty obligations.  At June 30, 2007, the Company had issued guarantees of $3.3 million, of which $1.4 million represents amounts recorded in current liabilities or Other long-term liabilities.

During 2005, the Company sold certain assets and liabilities of its discontinued automotive components business which was part of a series of sales.  Certain leases guaranteed by the Company expire in 2007 and 2011 and have total minimum lease payments of $2.1 million as of June 30, 2007. The Company believes that the current lessee will fulfill all obligations required by those lease agreements.

Discontinued Operations and Assets Held for Sale

During the second quarter of 2007, as part of its commitment to concentrate on its core businesses, the Company announced plans to exit the thermoset molding operation of the Specialty Products segment.  In September 2006, the Company announced plans to exit the giftware business of the foodservice products business.  The sale of the thermoset molding operation is expected to be completed by the second quarter of 2008 and the giftware business sale is expected to be completed by the third quarter of 2007.  In November of 2005, the Company announced plans to sell the systems and equipment businesses, and the sale of these businesses was completed by November 2006.  The assets of these operations have met the criteria for, and have been classified as “held for sale” in accordance with SFAS 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.”  In addition, results of operations for these businesses, and any gains or losses recognized from their sale, are reported as “discontinued operations” in accordance with SFAS 144.

Total assets held for sale were as follows:

	June 30,	December 31,
In thousands	2007	2006
Assets held for sale:
Thermoset molding operation	$6,548	$8,408
Giftware business of foodservice products	1,110	1,296
Total assets held for sale	$7,658	$9,704

	June 30,	December 31,
In thousands	2007	2006
Assets held for sale:
Receivables	$2,646	$2,442
Inventories	1,814	2,667
Prepaid expenses and other current assets	272	368
Total current assets held for sale	4,732	5,477

Property, plant and equipment, net	2,526	3,827
Notes receivable and other assets	400	400
Total non-current assets held for sale	2,926	4,227
Total assets held for sale	$7,658	$9,704

Liabilities associated with assets held for sale:
Accounts payable	$421	$695
Accrued expenses	192	217
Total liabilities associated with assets held for sale	$613	$912

Net sales and income (loss) before income taxes from discontinued operations were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In thousands	2007	2006	2007	2006
Net sales:
Automotive components	$—	$—	$—	$370
Systems and equipment	240	50,481	714	101,063
Thermoset molding operation	2,915	3,944	5,878	7,096
Giftware business of foodservice products	564	649	682	1,265
Net sales for discontinued operations	$3,719	$55,074	$7,274	$109,794

Income (loss) from operations of discontinued operations:
Automotive components	$(1,530)	$222	$(1,643)	$(443)
Systems and equipment	(24)	1,669	4,805	5,345
Thermoset molding operation	(1,610)	(124)	(1,759)	17
Giftware business of foodservice products	(38)	(546)	(18)	(873)
Income (loss) before income taxes from discontinued operations	$(3,202)	$1,221	$1,385	$4,046

Results for the six months ended June 30, 2007 included additional proceeds related to purchase price adjustments from the sales of the systems and equipment businesses which occurred in the fourth quarter of 2006.

The Company sold substantially all of the assets of the automotive components business in 2005.

Critical Accounting Policies

Prior to January 1, 2007, inventories were valued using both the last-in, first-out (“LIFO”) and first-in, first-out (“FIFO”) methods.  Effective January 1, 2007, the Company changed its method of accounting for those finished goods, work-in-progress and raw material inventories previously on the LIFO method to the FIFO method.  Had the Company not changed its policy for accounting for inventory, pre-tax income would have been reduced by $2.4 million ($1.5 million loss after-tax, or $0.02 loss per diluted share) for the quarter ended June 30, 2007, and a reduction to pre-tax income of $0.5 million ($0.3 million loss after-tax, or $0.01 loss per diluted share) would have been recorded for the six months ended June 30, 2007.

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

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), Fair Value Measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  It will be effective for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the requirements of this standard and has not yet determined the impact on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings (loss) at each subsequent reporting date. It will be effective for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the requirements of this standard and has not yet determined the impact on the consolidated financial statements.

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

International operations are exposed to translation risk when the local currency financial statements are translated into U.S. Dollars. On May 15, 2007, the Company executed forward exchange contracts with a total notional amount of $95.0 million to hedge the Company’s foreign currency exposure of its net investment in Icopal, denominated in Danish Kroner. These contracts were designated as economic hedges of a net investment and were deemed effective at the origination date and as of June 30, 2007.  The value of these contracts was not material as of June 30, 2007.

The Company is also exposed to risks in the movements of foreign currency exchange rates for transactions denominated in foreign currencies. Revenues for sales of products manufactured in China for the North American market are generated predominately in U.S. Dollars. Many of the obligations incurred by these operations are settled in Chinese Renminbi or Hong Kong Dollars. Should the U.S. Dollar weaken significantly against the Renminbi or Hong Kong Dollar, the Company’s results of operations could be adversely affected. The Company continues to monitor developments in China that may affect its strategy and will hedge its currency risk exposure when deemed effective and prudent. While the Company is exposed to the exchange rates of other currencies including the Canadian Dollar, British Pound, Mexican Peso and European Euro, their risk is considered minimal. Less than 6% of the Company’s revenues from continuing operations for the quarter ended June 30, 2007 are in currencies other than the U.S. Dollar.

From time to time the Company may manage its interest rate exposure through the use of treasury locks and interest rate swaps to reduce volatility of cash flows, impact on earnings and to lower its cost of capital.  On November 14, 2006, the Company entered into treasury lock contracts with a notional amount of $100.0 million to hedge the cash flow variability on forecasted debt interest payments associated with changes in interest rates. These contracts have been designated as cash flow hedges and were deemed effective at the origination date and as of June 30, 2007. The valuation of these contracts resulted in an asset of $3.4 million as of June 30, 2007.

On June 15, 2005, the Company entered into treasury lock contracts with a notional amount of $150.0 million to hedge the cash flow variability on forecasted debt interest payments associated with changes in interest rates.  These contracts were designated as cash flow hedges and were deemed effective at the origination date.  On August 15, 2006, the Company terminated the treasury lock contracts resulting in a gain of $5.6 million ($3.5 million, net of tax) which will be amortized to reduce interest expense until August 2016, the term of the interest payments related to the $150 million in notes issued on August 18, 2006.  At June 30, 2007, the Company had a remaining unamortized gain of $5.2 million ($3.2 million, net of tax) which is reflected in Accumulated other comprehensive income on the Company’s Consolidated Balance Sheet.

There were no interest rate swaps in place as of June 30, 2007.

The Company’s operations use certain commodities such as plastics, carbon black, synthetic and natural rubber and steel.  As such, the Company’s cost of operations is subject to fluctuations as the markets for these commodities change.  The Company monitors these risks, but currently has no derivative contracts in place to hedge these risks.

Item 4. Controls and Procedures

(a) Under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation and as of June 30, 2007, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective.

(b) There were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 4.                                                 Submission of Matters to a Vote of Security Holders

(a)          The Company’s 2007 Annual Meeting of Shareholders was held on April 20, 2007.

(b)         At the 2007 Annual Meeting of Shareholders, the election of three directors was approved as follows:

Director	For	Against	Withheld	Non-Vote

Donald G. Calder	28,336,087	—	1,422,604	—
Robin S. Callahan	28,261,188	—	1,497,503	—
Eriberto R. Scocimara	28,234,202	—	1,524,488	—

Item 6.                Exhibits

(10.1)                                           Nonqualified Stock Option Agreement, dated as of June 21, 2007, between Carlisle Companies Incorporated and David A. Roberts.

(10.2)                                           Restricted Share Agreement, dated as of June 21, 2007, between Carlisle Companies Incorporated and David A. Roberts.

(10.3)                                           Executive Severance Agreement, dated as of June 21, 2007, between Carlisle Companies Incorporated and David A. Roberts.

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

August 6, 2007

	By:	/s/ Carol P. Lowe
Name: Carol P. Lowe
Title: Vice President and Chief Financial Officer