Form 10-Q
period 2007-09-30
CARLISLE COMPANIES INC
filed 2007-11-09
CIK 790051

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

          Large accelerated filer  ☒                  Accelerated filer  ☐                 Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Shares of common stock outstanding at November 1, 2007:  62,012,602

Part I. Financial Information

Item 1. Financial Statements

Carlisle Companies Incorporated

Consolidated Statements of Earnings and Comprehensive Income

For the Three and Nine Months ended September 30, 2007 and 2006

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006 (1)	2007	2006 (1)
		(As adjusted)		(As adjusted)

Net sales	$778,091	$645,261	$2,200,849	$1,950,709

Cost and expenses:
Cost of goods sold	616,715	513,517	1,750,344	1,542,983
Selling and administrative expenses	72,155	59,339	216,675	179,961
Research and development expenses	4,446	3,728	13,120	11,318
Other income, net	(51,611)	(3,448)	(48,966)	(5,708)
Earnings before interest and income taxes	136,386	72,125	269,676	222,155
Interest expense, net	6,581	5,308	8,710	14,927
Earnings before income taxes	129,805	66,817	260,966	207,228
Income taxes	47,164	21,800	88,894	66,460
Income from continuing operations, net of tax	82,641	45,017	172,072	140,768

Discontinued operations
Income (loss) from operations of discontinued operations	15	(6,698)	1,400	(2,652)
Income tax expense (benefit)	184	(1,915)	777	(826)
(Loss) income from discontinued operations, net of tax	(169)	(4,783)	623	(1,826)
Net Income	82,472	40,234	172,695	138,942

Other comprehensive (loss) income
Foreign currency translation, net of tax	(10,336)	22	(4,882)	7,054
Accrued post-retirement benefit liability, net of tax	245	—	735	—
(Loss) gain on hedging activities, net of tax	(1,205)	(1,942)	469	2,891
Other comprehensive (loss) income	(11,296)	(1,920)	(3,678)	9,945
Comprehensive income	$71,176	$38,314	$169,017	$148,887

Earnings per share — basic (2)
Income from continuing operations, net of tax	$1.33	$0.73	$2.78	$2.30
(Loss) income from discontinued operations, net of tax	—	(0.07)	0.01	(0.03)
Earnings per share — basic	$1.33	$0.66	$2.79	$2.27

Earnings per share — diluted (2)
Income from continuing operations, net of tax	$1.31	$0.72	$2.74	$2.26
(Loss) income from discontinued operations, net of tax	—	(0.07)	0.01	(0.03)
Earnings per share — diluted	$1.31	$0.65	$2.75	$2.23

Weighted average common shares outstanding (2) Basic	61,984	61,358	61,817	61,178
Effect of dilutive stock options and restricted stock	929	844	991	996
Diluted	62,913	62,202	62,808	62,174

Dividends declared and paid per share (2)	$0.145	$0.135	$0.415	$0.385

(1)   2006 figures have been revised to reflect the change in accounting for inventory and discontinued operations.  Refer to Notes 2, 3 and 7.

(2)   All share and per share information has been adjusted to reflect the two-for-one stock split.  Refer to Note 2 for more information.

See accompanying notes to Unaudited Consolidated Financial Statements

Carlisle Companies Incorporated

Consolidated Balance Sheets

September 30, 2007 and December 31, 2006

(In thousands, except per share and share amounts)

	September 30,	December 31,
	2007	2006 (1)
	(Unaudited)	(As adjusted)
Assets
Current assets:
Cash and cash equivalents	$24,922	$144,029
Short-term investments	119,474	—
Trade receivables, less allowance of $10,031 in 2007 and $9,976 in 2006 (3)	476,756	353,108
Inventories	467,454	450,005
Deferred income taxes	3,347	23,805
Prepaid expenses and other current assets	30,898	31,086
Current assets held for sale	4,056	5,477
Total current assets	1,126,907	1,007,510

Property, plant and equipment, net of accumulated depreciation of $522,850 in 2007 and $487,903 in 2006	534,936	458,480

Other assets:
Goodwill, net	364,863	309,707
Patents and other intangible assets, net	39,956	19,339
Investments and advances to affiliates	3,769	100,687
Notes receivable and other assets	4,698	7,136
Non-current assets held for sale	2,903	4,227
Total other assets	416,189	441,096

TOTAL ASSETS	$2,078,032	$1,907,086

Liabilities and Shareholders' Equity
Current liabilities:
Short-term debt, including current maturities (3)	$147,750	$151,676
Accounts payable	165,660	142,405
Accrued expenses	172,686	159,803
Deferred revenue	15,459	16,046
Current liabilities associated with assets held for sale	742	912
Total current liabilities	502,297	470,842

Long-term liabilities:
Long-term debt	262,647	274,658
Deferred revenue	90,266	82,631
Other long-term liabilities	88,219	111,633
Total long-term liabilities	441,132	468,922

Shareholders' equity:
Preferred stock, $1 par value. Authorized and unissued 5,000,000 shares	—	—
Common stock, $1 par value. Authorized 100,000,000 shares; 78,661,248 shares issued; 62,027,916 outstanding in 2007 and 61,450,518 in 2006 (2)	78,661	78,661
Additional paid-in capital (2)	58,891	30,508
Unearned compensation — includes restricted shares of 331,900 in 2007 and 230,340 in 2006 (2)	(8,305)	(3,437)
Cost of shares of treasury — 16,301,432 shares in 2007 and 16,980,390 in 2006 (2)	(164,962)	(167,578)
Accumulated other comprehensive income	4,773	8,451
Retained earnings	1,165,545	1,020,717
Total shareholders' equity	1,134,603	967,322

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,078,032	$1,907,086

(1)  2006 results have been revised to reflect the change in accounting for inventory and discontinued operations (refer to Notes 2, 3 and 7).  Retained earnings at January 1, 2007 has been adjusted for the adoption of FIN 48 (refer to Note 18).

(2)  All share and per share information has been adjusted to reflect the two-for-one stock split.  Refer to Note 2 for more information.

(3)  2007 results include the receivables and borrowings related to the accounts receivable securitization facility.  Refer to Notes 8 and 14.

See accompanying notes to Unaudited Consolidated Financial Statements

Carlisle Companies Incorporated

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2007 and 2006

(Dollars in thousands)

(Unaudited)

	September 30,
	2007	2006 (1)
		(As adjusted)
Operating activities
Net income	$172,695	$138,942
Reconciliation of net income to cash flows from operating activities:
Depreciation	46,038	41,563
Amortization	3,825	2,136
Non-cash compensation	11,486	5,478
Earnings from equity investments	(2,493)	(1,957)
(Gain) loss on investments, property and equipment, net	(55,120)	3,916
Loss on writedown of assets	7,431	4,233
Deferred taxes	14,710	2,197
Excess tax benefits from stock-based compensation	(5,386)	(4,141)
Foreign exchange (gain) loss	(3,698)	551
Changes in assets and liabilities, excluding effects of acquisitions and divestitures:
Current and long-term receivables	(93,111)	(87,630)
Receivables under securitization program (2)	—	(137,900)
Inventories	16,129	(36,303)
Accounts payable and accrued expenses	16,740	40,708
Income taxes	27,246	(9,748)
Long-term liabilities	(21,047)	5,447
Other operating activities	(802)	(1,721)
Net cash provided by (used in) operating activities	134,643	(34,229)

Investing activities
Capital expenditures	(60,049)	(72,871)
Acquisitions, net of cash acquired	(189,686)	(1,875)
Proceeds from investments, property and equipment, net	20,918	3,993
Other investing activities	77	1,188
Net cash used in investing activities	(228,740)	(69,565)

Financing activities
Net change in short-term borrowings and revolving credit lines	(136,995)	(30,681)
Proceeds from receivables securitization facility (2)	120,000	—
Proceeds from long-term debt	400	148,875
Reductions of long-term debt	—	(6,285)
Dividends	(25,809)	(23,680)
Proceeds from hedging activities	—	5,643
Treasury shares and stock options, net	12,530	13,279
Excess tax benefits from stock-based compensation	5,386	4,141
Other financing activities	(54)	(1,238)
Net cash (used in) provided by financing activities	(24,542)	110,054

Effect of exchange rate changes on cash	(468)	(288)
Change in cash and cash equivalents	(119,107)	5,972
Cash and cash equivalents
Beginning of period	144,029	38,745
End of period	$24,922	$44,717

(1)  2006 figures have been revised to reflect the change in accounting for inventory.  Refer to Note 3.

(2)  2007 cash flows related to the accounts receivable securitization facility are reported as financing activities, due to the amendment of the facility.  Refer to Notes 8 and 14.

See accompanying notes to Unaudited Consolidated Financial Statements

Notes to Unaudited Consolidated Financial Statements

Three and Nine Months Ended September 30, 2007 and 2006

(1)         Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Carlisle Companies Incorporated and its wholly-owned subsidiaries (together, the “Company” or “Carlisle”).  Intercompany transactions and balances have been eliminated on consolidation. The unaudited consolidated financial statements have been prepared in accordance with Article 10-01 of Regulation S-X of the Securities and Exchange Commission and, as such, do not include all information required by generally accepted accounting principles for annual financial statements. However, in the opinion of the Company, these financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial statements for the interim periods presented herein.  Results of operations for the three and nine months ended September 30, 2007, are not necessarily indicative of the operating results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company’s 2006 Form 10-K.

(2) Reclassifications and Restatements

Certain reclassifications have been made to the three and nine months ending September 30, 2006, and the year ended December 31, 2006 information, to conform to the current year’s presentation.

Consolidated Balance Sheets have been retrospectively adjusted to reflect the change in accounting method described in Note 3.  In addition, the adoption of Financial Interpretation No. 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, resulted in a $2.1 million charge to opening retained earnings at January 1, 2007.

Consolidated Statements of Earnings and Comprehensive Income have been retrospectively adjusted to reflect the effects of discontinued operations and the change in accounting method described in Note 3.  Segment information presented in Note 17 has also been revised from prior year’s September 30, 2006 presentation to reflect discontinued operations and assets held for sale.  Refer to Note 7 for additional detail regarding discontinued operations.

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

(3) Change in Accounting Method

Prior to January 1, 2007, inventories were valued using both the last-in, first-out (“LIFO”) and first-in, first-out (“FIFO”) methods.  Effective January 1, 2007, the Company changed its method of accounting for those finished goods, work-in-progress and raw material inventories previously on the LIFO method to the FIFO method.  Had the Company not changed its policy for accounting for inventory, pre-tax income would have been reduced by $0.8 million ($0.5 million loss after-tax, or $0.01 per diluted share) for the quarter ended September 30, 2007, and a reduction to pre-tax income of $1.3 million ($0.8 million loss after-tax, or $0.01 per diluted share) would have been recorded for the nine months ended September 30, 2007.

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

In January 2007, the Company adopted FIN 48.  This interpretation clarifies the accounting and financial statement reporting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return.  The cumulative effect of the change in principle of accounting for uncertain tax positions was a charge to retained earnings of $2.1 million.  Refer to Note 18 for more information on the adoption of this interpretation.

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

(5) Employee Stock-Based Compensation Arrangements

Stock Options

The Company uses the fair value method for accounting for employee stock-based compensation.  Compensation expense related to stock options of $1.0 million and $0.6 million was recognized for the three months ended September 30, 2007 and 2006, respectively, and $8.2 million and $3.0 million for the nine months ended September 30, 2007 and 2006, respectively.  The 2007 compensation expense amounts include an award of 200,000 options granted to executive management in June 2007, and additional expense related to the modification of vesting and termination provisions of certain stock option awards.  The following table summarizes the stock option activity for the nine months ended September 30, 2007.

		Weighted
		Average
	Shares	Exercise
	(In Thousands)	Price

Outstanding at January 1, 2007	1,965,090	$27.43
Granted	713,000	$43.29
Exercised	(612,822)	$23.24
Forfeited	(6,000)	$33.21
Outstanding at September 30, 2007	2,059,268	$34.15

* All share and exercise price information has been adjusted to reflect the two-for-one stock split.

Refer to Note 2 for more information.

Restricted Stock

Restricted shares awarded are generally released to the recipient after a period of three years; however, 100,000 shares awarded to executive management in the second quarter of 2007 vest ratably over five years.  Compensation expense related to restricted stock awards of $1.3 million and $1.0 million was recognized for the three months ended September 30, 2007 and 2006, respectively, and $3.3 million and $2.5 million for the nine months ended September 30, 2007 and 2006, respectively.

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

On May 1, 2007, the Company acquired 100% of the equity of Insulfoam LLC (“Insulfoam”) from Premier Industries, Inc., a privately held company, headquartered in Tacoma, Washington, for approximately $167.0 million, subject to an additional working capital adjustment to be determined in the fourth quarter of 2007.  Insulfoam is a leading manufacturer of block molded expanded polystyrene products used primarily as insulation in building and other construction applications.  Insulfoam is under the management direction of the construction materials business, which is included in the Construction Materials segment.

During the third quarter 2007, the Company established a liability, as an adjustment to the cost of the acquisition, of $3.1 million for exit costs and employee termination costs related to the shut-down of Insulfoam’s Columbus location.  At September 30, 2007, there were no payments or charges against the liability.

The following table summarizes the initial allocation of the purchase price to the estimated fair values of assets acquired and liabilities assumed at the date of the acquisition of Insulfoam:

Purchase Price
In thousands	Allocation

Trade receivables, net	$24,533
Inventories	31,481
Prepaid expenses and other current assets	2,333
Property, plant and equipment, net	44,670
Intangibles	21,734
Goodwill	52,394
Total assets acquired	177,145

Current liabilities	9,890
Other long-term liabilities	240
Total liabilities assumed	10,130
Net assets acquired	$167,015

Of the $21.7 million of acquired intangible assets, $10.2 million was assigned to the trade name that is not subject to amortization, while the remaining acquired intangibles of $11.5 million were allocated primarily to customer related intangibles, which are being amortized over the assets’ determinable useful life of 10 years.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In thousands, except per share data	2007	2006	2007	2006

Net sales	$778,091	$703,451	$2,257,644	$2,115,436

Earnings before interest and income taxes	136,386	78,913	272,068	238,784

Net income	82,472	44,593	174,242	149,619

Earnings per share - diluted

Earnings per basic share	$1.33	$0.73	$2.82	$2.45

Earnings per diluted share	$1.31	$0.72	$2.77	$2.41

(7) Discontinued Operations and Assets Held for Sale

In the second quarter of 2007, as part of its commitment to concentrate on its core businesses, the Company announced plans to exit the custom thermoset products molding operation (“thermoset molding operation”) of the Specialty Products segment.  In September 2006, the Company announced plans to exit the giftware business of the foodservice products business.  The sale of the thermoset molding operation is expected to be completed by the second quarter of 2008 and the disposition of the giftware business is expected to be completed in the fourth quarter of 2007.  In November of 2005, the Company announced plans to sell the systems and equipment businesses, and the sale of these businesses was completed by November 2006.  The assets of these operations have met the criteria for, and have been classified as “held for sale” in accordance with SFAS 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.”  In addition, results of operations for these businesses, and any gains or losses recognized from their sale, are reported as “discontinued operations” in accordance with SFAS 144.

Total assets held for sale were as follows:

	September 30,	December 31,
In thousands	2007	2006
Assets held for sale:
Thermoset molding operation	$6,148	$8,408
Giftware business of foodservice products	811	1,296
Total assets held for sale	$6,959	$9,704

	September 30,	December 31,
In thousands	2007	2006
Assets held for sale:
Receivables	$2,186	$2,442
Inventories	1,513	2,667
Prepaid expenses and other current assets	357	368
Total current assets held for sale	4,056	5,477

Property, plant and equipment, net	2,503	3,827
Notes receivable and other assets	400	400
Total non-current assets held for sale	2,903	4,227
Total assets held for sale	$6,959	$9,704

Liabilities associated with assets held for sale:
Accounts payable	$469	$695
Accrued expenses	273	217
Total liabilities associated with assets held for sale	$742	$912

Net sales and income (loss) before income taxes from discontinued operations were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In thousands	2007	2006	2007	2006
Net sales:
Automotive components	$—	$—	$—	$370
Systems and equipment	167	51,949	881	153,012
Thermoset molding operation	2,959	3,185	8,837	10,281
Giftware business of foodservice products	187	671	869	1,936
Net sales for discontinued operations	$3,313	$55,805	$10,587	$165,599

Income (loss) from operations of discontinued operations:
Automotive components	$(42)	$(3,745)	$(1,685)	$(4,188)
Systems and equipment	(174)	418	4,631	5,763
Thermoset molding operation	147	80	(1,612)	100
Giftware business of foodservice products	84	(3,451)	66	(4,327)
Income (loss) before income taxes from discontinued operations	$15	$(6,698)	$1,400	$(2,652)

Results for the nine months ended September 30, 2007 included additional proceeds related to purchase price adjustments from the sales of the systems and equipment businesses which occurred in the fourth quarter of 2006.

The Company sold substantially all of the assets of the automotive components business in 2005.

(8) Receivables Facility

During the third quarter of 2007, the Company effectively terminated the existing accounts receivable securitization facility and subsequently executed a new agreement.  As a result, the amount outstanding under the facility at September 30, 2007 of $120.0 million, is included in Trade receivables in the Company’s Consolidated Balance Sheet.  The related borrowings are reflected as Short-term debt, including current maturities.  Refer to note 14.

(9) Inventories

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

The components of inventories are as follows:

	September 30,	December 31,
In thousands	2007	2006
Finished goods	$295,090	$295,473
Work-in-process	32,412	28,491
Raw materials	150,934	124,487
Reserves and variances, net	(9,469)	4,221
	468,967	452,672
Inventories associated with assets held for sale	(1,513)	(2,667)
Inventories	$467,454	$450,005

(10) Short-term Investments

On July 31, 2007, the Company, along with three other shareholders, sold its interest in the European roofing joint venture, Icopal, resulting in a gain of $48.5 million ($29.4 million after-tax, or $0.47 per diluted share).  The proceeds from this transaction are held in a joint-venture Danish subsidiary.  Carlisle’s ownership share of the joint venture of $119.5 million, is reflected as Short-term investments on the Company’s Consolidated Balance Sheet as of September 30, 2007.

(11) Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2007 are as follows:

	Industrial	Construction	General	Specialty
In thousands	Components	Materials	Industry	Products	Total
Balance as of January 1, 2007	$155,245	$32,784	$79,544	$42,134	$309,707
Goodwill acquired during year	—	52,394	1,521	—	53,915
Currency translation	353	600	—	288	1,241
Balance at September 30, 2007	$155,598	$85,778	$81,065	$42,422	$364,863

The Company’s other intangible assets at September 30, 2007, are as follows:

	Acquired	Accumulated	Net Book
In thousands	Cost	Amortization	Value
Assets subject to amortization
Patents	$10,448	$(8,266)	$2,182
Software licenses	1,800	(1,564)	236
Customer Relationships	27,319	(5,556)	21,763
Other	4,380	(2,779)	1,601
Assets not subject to amortization
Trademarks	4,000	—	4,000
Trade names	10,174	—	10,174
	$58,121	$(18,165)	$39,956

Estimated amortization expense over the next five years is as follows: $1.3 million remaining in 2007, $4.6 million in 2008, $4.4 million in 2009, $4.2 million in 2010 and $3.4 million in 2011.

(12) Retirement Plans and Other Postretirement Benefits

Components of net periodic benefit cost are as follows:

	Pension Benefits		Pension Benefits		Post-retirement Benefits		Post-retirement Benefits
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
In thousands	2007	2006	2007	2006	2007	2006	2007	2006
Service costs	$1,487	$1,404	$4,105	$4,212	$—	$—	$1	$1
Interest cost	2,391	2,357	7,173	7,072	39	89	116	396
Expected return on plan assets	(2,542)	(2,464)	(7,626)	(7,392)	—	—	—	—
Amortization of:
Net actuarial costs	371	383	1,113	1,149	24	35	71	159
Prior service costs	(25)	(47)	(75)	(142)	—	—	—	—
Unrecognized net obligation	—	—	—	—	12	55	36	165
Curtailment income	—	—	—	—	—	—	—	(5,654)
Net periodic benefit costs	$1,682	$1,633	$4,690	$4,899	$75	$179	$224	$(4,933)

In the first half of 2007, the Company contributed $20.2 million to its pension plans in order to qualify for transition relief under the Pension Protection Act of 2006, as anticipated.  The Company made an additional contribution of $12.0 million in September 2007 to fully fund its pension plans.

The Company maintains defined contribution plans to which it contributed $7.2 million for the nine months ended September 30, 2007.  Full year contributions are expected to approximate $9.6 million.

(13) Other Long-Term Liabilities

The components of other long-term liabilities are as follows:

	September 30,	December 31,
In thousands	2007	2006
Deferred taxes and other tax liabilities under FIN 48 *	$69,463	$64,872
Pension and other post-retirement obligations	8,881	37,427
Long-term warranty obligations	3,134	2,754
Other	6,741	6,580
Other long-term liabilities	$88,219	$111,633

* The adoption of FIN 48 resulted in the reclassification of certain tax liabilities.

The reduction in pension and other post-retirement obligations includes contributions of $32.2 million made in the first nine months of 2007.

(14) Borrowings

The Company redeemed the 7.25% $150 million notes which matured on January 15, 2007 and were included in Short-term debt, including current maturities at December 31, 2006. The notes were repaid with cash on hand as well as funds from the Company’s uncommitted credit facilities.

During the third quarter of 2007, the Company effectively terminated the existing accounts receivable securitization facility and subsequently executed a new agreement. As a result, at September 30, 2007 the securitization is treated as a borrowing for accounting purposes and the related debt of $120.0 million is reflected in Short-term debt, including current maturities.

Certain bonds payable held by the Company at September 30, 2007 mature on May 15, 2008. The Company, however, intends to refinance those bonds payable upon maturity or utilize its existing revolving credit facility until such refinancing is secured, thereby deferring the effective maturity of those bonds payable beyond the twelve-month period immediately following September 30, 2007. Because of the Company’s intent and ability to defer the effective maturity beyond a twelve-month period, these bonds payable are included in Long-term debt at September 30, 2007.

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

(15) Commitments and Contingencies

For its continuing and discontinued operations, the Company is obligated under various noncancelable operating leases for certain facilities and equipment.  Future minimum payments under its various noncancelable operating leases in each of the next five years are approximately $4.6 million in 2007, $17.1 million in 2008, $12.0 million in 2009, $9.4 million in 2010, $6.6 million in 2011 and $9.4 million thereafter.

At September 30, 2007, letters of credit amounting to $46.4 million were outstanding, primarily to provide security under insurance arrangements and certain borrowings.

The Company has financial guarantee lines in place for certain of its operations in Asia and Europe to facilitate working capital needs, customer performance and payment and warranty obligations.  At September 30, 2007, the Company had issued guarantees of $3.1 million, of which $1.4 million represents amounts recorded in current liabilities or Other long-term liabilities.  The fair value of these guarantees is estimated to equal the amount of the guarantees at September 30, 2007, due to their short-term nature.

During 2005, the Company sold certain assets and liabilities of its discontinued automotive components business which was part of a series of sales. Certain leases guaranteed by the Company expire in 2007 and 2011 and have total minimum lease payments of $1.9 million as of September 30, 2007. The Company believes that the current lessee will fulfill all obligations required by those lease agreements.

The Company offers various warranty programs on its installed roofing systems, braking products, truck trailers, and refrigerated truck bodies.  The change in the Company’s aggregate product warranty liabilities for the period ended September 30 is as follows:

In thousands	2007	2006
Beginning reserve at December 31	$6,940	$7,939
Current year provision	8,779	7,802
Current year claims	(8,630)	(8,034)
Ending reserve at September 30	$7,089	$7,707

The amount of extended product warranty revenues recognized was $3.9 million and $10.9 million for the three and nine months ended September 30, 2007, respectively, and $3.7 million and $10.5 million for the three and nine months ended September 30, 2006, respectively.

The Company has entered into long-term purchase agreements expiring December 31, 2009 for certain key raw materials in the Construction Materials segment.  Commitments are variable based on changes in commodity price indices. Based on prices at September 30, 2007, commitments under these agreements total approximately $55.3 million.

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

The Company may be involved in various legal actions from time to time arising in the normal course of business. In the opinion of management, the ultimate outcome of such actions will not have a material adverse effect on the consolidated financial position of the Company, but may have a material impact on the Company’s results of operations for a particular period. As a result of the favorable resolution of certain legal actions, the Company recognized gains, net of legal fees, of $6.4 million and $7.1 million for the nine months ended September 2007 and 2006, respectively, that were included in Other income, net.  In addition, the Company recognized in Other income, net, a charge of $2.5 million relating to an arbitration proceeding concerning the termination of a supply agreement for the nine months ended September 30, 2006.

(16) Derivative Instruments and Hedging Activities

The Company is exposed to the impact of changes in interest rates and market values of its debt instruments, changes in raw material prices and foreign currency fluctuations. Management of interest rate exposure includes consideration of the use of treasury lock contracts and interest rate swaps to reduce volatility of cash flows, the impact on earnings and to lower its cost of capital.

On November 14, 2006, the Company entered into treasury lock contracts with a notional amount of $100.0 million to hedge the cash flow variability on forecasted debt interest payments associated with changes in interest rates. These contracts have been designated as cash flow hedges and were deemed effective at the origination date and as of September 30, 2007.  The valuation of these contracts as of September 30, 2007 was not material.

On June 15, 2005, the Company entered into treasury lock contracts with a notional amount of $150.0 million to hedge the cash flow variability on forecasted debt interest payments associated with changes in interest rates.  These contracts were designated as cash flow hedges and were deemed effective at the origination date.  On August 15, 2006, the Company terminated the treasury lock contracts resulting in a gain of $5.6 million ($3.5 million, net of tax),  which will be amortized to reduce interest expense until August 2016, the term of the interest payments related to the $150 million in notes issued on August 18, 2006.  At September 30, 2007, the Company had a remaining unamortized gain of $5.0 million ($3.1 million, net of tax) which is reflected in Accumulated other comprehensive income on the Company’s Consolidated Balance Sheet.

On May 15, 2007, the Company executed forward exchange contracts with a total notional amount of $95.0 million to hedge the Company’s foreign currency exposure of its net investment in its European roofing joint venture (“Icopal”) denominated in Danish Kroner. These contracts were designated as economic hedges of a net investment and were deemed effective at the origination date. Upon the sale of Icopal on July 31, 2007, these hedges were redesignated as non-hedging derivatives, and any change in the value of the derivatives is reflected in Other income, net. The fair value of these contracts as of July 31, 2007 resulted in a loss of $0.7 million. In addition, upon the termination of these contracts on September 28, 2007, an additional loss of $3.1 million was recorded which partially offsets the $4.0 million remeasurement gain on the short-term investment created by the sale of Icopal which is denominated in Danish Kroner.

On September 28, 2007, the Company executed forward exchange contracts with a notional amount of $95.0 million to offset the remeasurement of the short-term investment created by the sale of Icopal, which is denominated in Danish Kroner. These contracts were designated as non-hedging derivatives and the valuation of these contracts as of September 30, 2007 resulted in a loss of $0.6 million which is reflected in Other income, net.

(17) Segment Information

The Company manages its businesses under three operating groups, Construction Materials, Industrial Components and Diversified Components, represented by the following five financial reporting segments:

•         Construction Materials:  the “construction materials” business;

•         Industrial Components:  the “tire and wheel” business; and the “power transmission belt” business;

•         Specialty Products:  the “on-highway braking” business; and the “off-highway braking” business;

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

The Diversified Components group consists of the Specialty Products, Transportation Products and General Industry segments.

Sales, earnings before interest and income taxes (“EBIT”) and assets for continuing operations by reportable segment are included in the following summary:

	Three Months Ended September 30,
	2007		2006(2)
In thousands	Sales(1)	EBIT	Sales(1)	EBIT(2)
Construction Materials (3)	$417,012	$116,267	$311,796	$55,235
Industrial Components	180,004	10,572	164,092	6,670
Specialty Products	45,582	1,472	41,605	1,578
Transportation Products	45,854	6,619	45,034	7,647
General Industry	89,639	11,621	82,734	8,223
Corporate	—	(10,165)	—	(7,228)
Total	$778,091	$136,386	$645,261	$72,125

	Nine Months Ended September 30,
	2007			2006(2)
In thousands	Sales(1)	EBIT	Assets	Sales(1)	EBIT(2)	Assets
Construction Materials (3)	$1,026,383	$197,317	$873,566	$832,633	$138,255	$622,505
Industrial Components	632,183	50,161	617,433	602,898	51,063	583,250
Specialty Products	141,066	4,481	198,150	134,415	10,468	177,350
Transportation Products	141,450	21,058	68,313	137,626	24,194	56,343
General Industry	259,767	29,207	269,784	243,137	21,869	257,521
Corporate	—	(32,548)	43,827	—	(23,694)	80,399
Total	$2,200,849	$269,676	$2,071,073	$1,950,709	$222,155	$1,777,368

(1)     Excludes intersegment sales.

(2)     2006 figures have been revised to reflect the change in accounting for inventory (refer to Note 3) and discontinued operations.

(3)     EBIT includes the Icopal gain of $48.5 million in 2007.

A reconciliation of assets reported above to total assets as presented on the Company’s Consolidated Balance Sheets is as follows:

2007
Assets per table above	$2,071,073
Assets held for sale of discontinued operations	6,959
Total Assets per Consolidated Balance Sheets	$2,078,032

(18) Income Taxes

The Company’s effective tax rate on continuing operations of 34.1% for the nine months ended September 30, 2007 varies from the statutory rate within the United States of 35% due primarily to the deduction attributable to U.S. production activities, earnings in foreign jurisdictions taxed at rates different from the statutory U.S. federal rate, and tax credits.  The increased effective tax rate of 36.3% for the three months ended September 30, 2007, is due to a higher rate on the gain on sale of Icopal and less than forecasted earnings in foreign jurisdictions taxed at rates different from the statutory US federal rate.

The Company adopted the principles of FIN 48, effective January 1, 2007.  As a result of the implementation of FIN 48, the Company recorded the cumulative effect of the change in principle of accounting for uncertain tax positions as a charge to retained earnings of $2.1 million.  The total amount of unrecognized tax benefit as of September 30, 2007 was $14.1 million ($19.9 million less a benefit of $5.8 million).  The Company classifies and reports interest and penalties associated with uncertain tax positions as Income tax expense on the Consolidated Statements of Earnings and Comprehensive Income, and as other tax liabilities on the Consolidated Balance Sheets.  The total amount of interest and penalties accrued at September 30, 2007 was $4.0 million.  The entire balance accrued for uncertain tax positions at September 30, 2007, if recognized, would affect the Company’s effective tax rate.

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

•                    Specialty Products:  the “on-highway braking” business; and the “off-highway braking” business;

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

Net sales for the three months ended September 30, 2007 were 20.6% higher than for the three months ended September 30, 2006 on increased sales in all reporting segments.  Organic sales growth (defined as the increase in net sales excluding the impact of acquisitions and divestitures within the last twelve months as well as the impact of changes in foreign exchange rates) of 12.2% was primarily driven by increased sales volumes within the Construction Materials and Industrial Components segments.  Acquisition growth of $51.2 million, or 7.9%, in the third quarter of 2007 reflected the acquisition of Insulfoam LLC, a leading manufacturer of block molded polystyrene insulation (“Insulfoam”), acquired on May 1, 2007.  The impact of changes in foreign exchange rates was negligible.  Income from continuing operations increased 83.6% from $45.0 million, or $0.72 per diluted share, in the third quarter of 2006 to $82.6 million, or $1.31 per diluted share, in the third quarter of 2007.

On July 31, 2007, the Company, along with three other shareholders, sold its interest in the European roofing joint venture, Icopal, resulting in a net after-tax gain of $29.4 million (comprised of a $30.4 million gain on the sale of the investment, less transaction fees of $0.5 million and a loss of $0.5 million on a derivative to hedge the fair value of the investment executed in May 2007), or $0.47 per diluted share.  The proceeds from this transaction are held in a joint-venture Danish subsidiary.  Carlisle’s ownership share of the joint venture of $119.5 million is reflected as Short-term investments on the Company’s Consolidated Balance Sheet as of September 30, 2007.

Income from continuing operations in the third quarter 2007 included the after-tax gain of $29.4 million, or $0.47 per diluted share, on the sale of Icopal.  Also recorded in the third quarter 2007 were after-tax charges of $2.6 million, or $0.04 per diluted share, for asset impairment and restructuring costs related to the closure of a facility in Fredericksburg, Virginia, in the Company’s Specialty Products segment.  Additional after-tax costs associated with this closure of $1.6 million, or $0.03 per diluted share, will be recorded in the fourth quarter 2007.

Net sales for the nine months ended September 30, 2007 were $2.2 billion, representing a 12.8% increase over net sales of $2.0 billion in the first nine months of 2006, and reflected increased sales in each of the Company’s reporting segments.  Organic growth for the nine-month period of 2007 was 8.1% as compared to the prior year.  The acquisition of Insulfoam contributed $86.0 million, or 4.4%, to the nine month period of 2007.

Income from continuing operations for the nine months ended September 30, 2007 was $172.1 million or $2.74 per diluted share, a 22.2% increase as compared with income from continuing operations of $140.8 million, or $2.26 per diluted share in the first nine months of 2006.  Results for the nine months ended September 30, 2007 included a gain of $0.47 per diluted share on the sale of Icopal, the recovery of previously reserved interest of $0.07 per diluted share owed from Icopal, and gains of $0.07 per diluted share on proceeds received from certain legal proceedings initiated by the Company.  Partially offsetting these gains were charges of $0.08 per diluted share related to the facility and management transition of an acquired U.K. off-highway braking business, expenses of $0.06 per diluted share related to changes in executive management, as well as asset impairment and restructuring costs related to the closure of an on-highway brake facility in Fredericksburg, Virginia totaling $0.04 per diluted share.  The nine months ended 2006 included a gain of $0.06 per diluted share related to the curtailment of retiree medical benefits and gains of $0.08 per diluted share on proceeds received from certain legal proceedings.  Partially offsetting these gains was a loss of $0.03 per diluted share related to an arbitration proceeding concerning the termination of a supply arrangement.

On August 31, 2007, the Company effectively terminated the existing accounts receivable securitization facility and subsequently executed a new agreement.  As a result, at September 30, 2007, the receivables and related debt are included on the Consolidated Balance Sheet.  Effective with this change, the Company has recorded interest expense in the third quarter of 2007 related to the debt.  Prior to this date, fees related to the securitization program were recorded in Other income, net, in the Company’s Consolidated Statements of Earnings and Comprehensive Income.

Effective January 1, 2007, the Company changed its method of valuing certain inventories from the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method.  Prior year figures have been restated to conform to this change.  If the Company had determined the cost of its inventories by the LIFO method, income from continuing operations would have been $0.5 million lower for the quarter ended September 30, 2007, or $0.01 per diluted share, and $0.8 million lower, or $0.01 per diluted share, for the nine months ended September 30, 2007.  The consolidated statements of earnings for the quarter and nine months ended September 30, 2006 and the December 31, 2006 balance sheet have been revised to reflect this change, resulting in an increase in third quarter 2006 income from continuing operations of $1.7 million, or $0.03 per diluted share, an increase in income for the first nine months of 2006 of $3.2 million, or $0.05 per diluted share, an increase in 2006 inventories of $40.2 million, and an increase in 2006 retained earnings of $25.1 million.

The Company’s effective tax rate for continuing operations of 36.3% for the third quarter 2007 compares with an effective tax rate of 32.6% for the third quarter 2006.  The Company’s effective tax rate of 34.1% for continuing operations for the first nine months of 2007 compares with an effective tax rate of 32.1% for the same period in 2006.  The increase in the effective rate for the three and nine month periods of 2007 reflects a higher tax rate on the Icopal gain as well as reduced foreign earnings.  The Company’s effective tax rate varies from the statutory rate within the United States of 35% due primarily to the deduction attributable to U.S. production activities, earnings in foreign jurisdictions taxed at rates different from the statutory U.S. federal rate, and tax credits.

Sales and Earnings

Consolidated Results of Continuing Operations

Net sales for the three months ended September 30, 2007 increased by 20.6% to $778.1 million from $645.3 million for the three months ended September 30, 2006 on higher sales in all segments.  Increased sales in the Construction Materials and Industrial Components segments accounted for the majority of the increase and net sales from Insulfoam contributed 7.9% of the increase.  Organic growth of 12.2% was primarily a result of higher sales volumes over the prior year.  Net sales for the nine months ended September 30, 2007 improved 12.8% over the prior year. Sales were higher in all segments, led by increased sales in the Construction Materials and Industrial Components segments primarily as a result of higher sales volumes.  Organic growth was 8.1% for the first nine months of 2007, while the acquisition of Insulfoam contributed 4.4% of the increase.  The impact of changes in foreign currency rates was negligible on both the three and nine month periods.

Cost of Goods Sold of $616.7 million for the quarter ended September 30, 2007 increased $103.2 million, or 20.1%, above $513.5 million in the third quarter of 2006.  Cost of goods sold for the nine months ended September 30, 2007 was $1.8 billion, an increase of 13.4%, from $1.5 billion for the nine months ended September 30, 2006.  Increased raw material costs, primarily related to increased sales volume, and to a lesser extent increased overhead expenses, accounted for the majority of the increase in both the three and nine month periods as compared to the prior year.

Gross margin (net sales less cost of goods sold expressed as a percent of net sales) of 20.7% recognized in the third quarter 2007 increased slightly as compared to gross margin of 20.4% in the third quarter 2006. For the nine months ended September 30, 2007, gross margin was 20.5%, down slightly from 20.9% in the same period of 2006.  For the three and nine month periods, higher margins were reported in the Industrial Components segment, reflecting improved product mix and higher selling prices, and in the General Industry segment, reflecting improved performance in the high-performance wire and cable and foodservice businesses.  Reductions in margins in the Construction Materials segment in each of the three and nine month periods of 2007 reflected competitive pricing pressures and a less favorable product mix.

Selling and administrative expenses of $72.2 million for the quarter ended September 30, 2007 were 21.6% higher than $59.3 million in the third quarter of 2006.  For the nine months ended September 30, 2007, selling and administrative expenses of $216.7 million represented a 20.4% increase over $180.0 million in the same period last year.  On June 12, 2007, the Company announced the resignation of Richmond McKinnish as President and Chief Executive Officer and the appointment of David A. Roberts as Chairman, President and Chief Executive Officer.  Mr. Roberts assumed his duties on June 21, 2007.  Contributing to the increase in selling and administrative expenses for the nine month period of 2007 were $5.5 million of charges related to this management change, $1.2 million of which was recorded in the third quarter of 2007.  The addition of selling, administrative and executive personnel to sustain the Company’s growth as well as variable expenses associated with increased sales, also contributed to the increase.  As a percent of net sales, selling and administrative expenses were 9.3% and 9.2% for the three months ended September 30, 2007 and 2006, respectively.  For the nine months ended September 30, 2007 and 2006, selling and administrative expenses were 9.8% and 9.2% of net sales, respectively.

Other income, net of $51.6 million for the three months ended September 30, 2007 compared to other income, net of $3.4 million for the same period in 2006.  Results for the 2007 period included a net pre-tax gain of $48.5 million on the sale of Icopal (reflecting a gain of $50.0 million on the sale of the investment, less transaction fees of $0.8 million, and a loss on a derivative contract of $0.7 million, entered into in May 2007 to partially hedge the fair value of the investment) and equity income from Icopal of $2.8 million.  Partially offsetting the gain and equity income were fees of $1.2 million related to the Company’s securitization program.  Results for the 2006 period included equity income from Icopal of $4.2 million, partially offset by fees of $1.0 million related to the Company’s securitization program.

Other income, net of $49.0 million for the nine months ended September 30, 2007 compared to other income, net of $5.7 million for the prior year.  Results for the 2007 period included a gain of $48.5 million related to the sale of Icopal, $6.4 million of proceeds received from legal actions initiated by the Company, and equity income from Icopal of $2.0 million.  Partially offsetting these gains and equity income was a $4.7 million charge related to the U.K. braking business, expenses of $3.5 million associated with the securitization program, and asset charges of $3.0 million related to closed facilities.  Results for the 2006 period included $7.1 million of proceeds received from certain legal actions initiated by the Company, a gain of $5.6 million related to the curtailment of certain retiree medical plans, and equity earnings from Icopal of $2.1 million.  Partially offsetting these gains and equity income were expenses of $4.3 million associated with the securitization program, losses of $2.5 million related to an arbitration proceeding concerning the termination of a supply agreement, $1.3 million of lease termination costs and $1.2 million of asset charges at a closed facility.

Earnings before interest and income taxes (“EBIT” or “earnings”) for the quarter ended September 30, 2007 were $136.4 million, an increase of 89.1% as compared to $72.1 million recognized in 2006.   As a percent of sales, EBIT increased to 17.5% in the third quarter of 2007, from 11.2% last year.  For the nine months ended September 30, 2007, EBIT was $269.7 million, a 21.4% increase over EBIT of $222.2 million reported in the 2006 period.  The increase in the three and nine month periods reflects the gain on sale of Icopal, net of fees associated with the sale, of $48.5 million.

Interest expense, net of $6.6 million for the three months ended September 30, 2007 compared to interest expense, net of $5.3 million for the same period in 2006.  Interest expense in the third quarter of 2007 reflects additional expense of $0.6 million related to the new securitization program.  Interest expense, net of $8.7 million for the nine months ended September 30, 2007 compared to $14.9 million for the first nine months of 2006.  The nine month period of 2007 included interest income of $6.6 million, representing a recovery of interest receivable from Icopal.

Income from continuing operations, net of tax was $82.6 million, or $1.31 per diluted share, for the three months ended September 30, 2007, an increase compared to $45.0 million, or $0.72 per diluted share, for the three months ended September 30, 2006.  Income from continuing operations, net of tax for the first nine months of 2007 was $172.1 million, or $2.74 per diluted share, representing a 22.2% improvement compared to $140.8 million, or $2.26 per diluted share recognized in the first nine months of 2006.  Included in the three and nine month results was an after-tax gain of $29.4 million, or $0.47 per diluted share, related to the sale of Icopal.

Consolidated Results of Discontinued Operations

Loss from discontinued operations, net of tax for the three months ended September 30, 2007 was $0.2 million, which compared to a loss of $4.8 million, or $0.07 per diluted share for the same period in 2006.  Income from discontinued operations, net of tax for the nine months ended September 30, 2007 was $0.6 million, or $0.01 per diluted share, which compared to a loss of $1.8 million, or $0.03 per diluted share, for the nine months ended September 30, 2006.  Results for both the three and nine month periods included the custom thermoset products molding operation (“thermoset molding operation”), which was previously included in the Specialty Products segment.  Results for the nine month period of 2007 included additional proceeds related to purchase price adjustments from the sales of the systems and equipment businesses which occurred in the fourth quarter of 2006.  Results for the three and nine month periods of 2006 included after-tax expenses of $2.4 million recorded to reflect certain lease obligations resulting from the bankruptcy of Creative Engineered Polymer Products, the owner of the Company’s discontinued automotive business, as well as after-tax reserves of $2.0 million against the assets of the giftware business.

Net Income of $82.5 million, or $1.31 per diluted share, for the quarter ended September 30, 2007 compared to $40.2 million, or $0.65 per diluted share, for the quarter ended September 30, 2006.  Net income for the nine months ended September 30, 2007 was $172.7 million, or $2.75 per diluted share, compared to $138.9 million, or $2.23 per diluted share, for the same period in 2006.

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

On May 1, 2007, the Company acquired the operations of Insulfoam from Premier Industries, Inc., a privately held company, headquartered in Tacoma, Washington, for approximately $167.0 million.  Insulfoam is a leading manufacturer of block molded expanded polystyrene products used primarily as insulation in building and other construction applications.  Insulfoam is under the management direction of the construction materials business, which is included in the Construction Materials segment.

Financial Reporting Segments

The following table summarizes segment net sales and EBIT.   The amounts for each segment should be referred to in conjunction with the applicable discussion below.

In thousands, except percentages	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
	2007	2006*	Amount	Percent	2007	2006*	Amount	Percent
Net Sales
Construction Materials	$417,012	$311,796	$105,216	33.7%	$1,026,383	$832,633	$193,750	23.3%
Industrial Components	180,004	164,092	15,912	9.7%	632,183	602,898	29,285	4.9%
Specialty Products	45,582	41,605	3,977	9.6%	141,066	134,415	6,651	4.9%
Transportation Products	45,854	45,034	820	1.8%	141,450	137,626	3,824	2.8%
General Industry	89,639	82,734	6,905	8.3%	259,767	243,137	16,630	6.8%
	$778,091	$645,261	$132,830	20.6%	$2,200,849	$1,950,709	$250,140	12.8%

Earnings Before Interest and Income Taxes
Construction Materials	$116,267	$55,235	$61,032	110.5%	$197,317	$138,255	$59,062	42.7%
Industrial Components	10,572	6,670	3,902	58.5%	50,161	51,063	(902)	-1.8%
Specialty Products	1,472	1,578	(106)	-6.7%	4,481	10,468	(5,987)	-57.2%
Transportation Products	6,619	7,647	(1,028)	-13.4%	21,058	24,194	(3,136)	-13.0%
General Industry	11,621	8,223	3,398	41.3%	29,207	21,869	7,338	33.6%
Corporate	(10,165)	(7,228)	(2,937)	-40.6%	(32,548)	(23,694)	(8,854)	-37.4%
	$136,386	$72,125	$64,261	89.1%	$269,676	$222,155	$47,521	21.4%

*  2006 figures have been revised for the change in accounting for inventory and to exclude discontinued operations.

Construction Materials

Net sales in the Construction Materials segment grew 33.7% to $417.0 million for the quarter ended September 30, 2007, up from $311.8 million reported in the same period of 2006, on increased sales of thermoplastic polyolefin (TPO) roofing systems, insulation and synthetic rubber (EPDM) roofing systems.  Net sales for the nine months ended September 30, 2007 were $1.0 billion, a 23.3% improvement from the first nine months of 2006.  Sales in the nine-month period were higher primarily on increased sales of insulation and TPO roofing systems.  The acquisition of Insulfoam contributed $51.2 million and $86.0 million in the three and nine month periods, respectively.

Segment EBIT of $116.3 million in the third quarter of 2007 represented a $61.0 million increase as compared to the third quarter of 2006.  As a percent of net sales, EBIT was 27.9% in 2007 as compared to 17.7% in 2006.  EBIT in the 2007 period included a $48.5 million gain related to the sale of Icopal and equity earnings from Icopal of $2.8 million.  EBIT in the 2006 period included $4.2 million of equity earnings in Icopal.  Increased sales volumes and the acquisition of Insulfoam also contributed to the increase in earnings for the quarter; however, competitive pricing issues and a less favorable sales mix had a negative impact on EBIT as a percent of sales.

For the nine months ended September 30, 2007, EBIT increased $59.1 million or 42.7% from $138.3 million in 2006 to $197.3 million in 2007.  As a percent of net sales, EBIT was 19.2% in 2007 as compared to 16.6% in 2006.  The gain on the sale of Icopal of $48.5 million and equity earnings of $2.0 million are included in EBIT for the nine month period in 2007.  The 2006 nine month period included equity earnings from Icopal of $2.1 million.  Increased sales and the Insulfoam acquisition had a positive impact on earnings for the period; however, competitive pricing issues in insulation, a less favorable sales mix, and higher expenses associated with new plants and marketing programs had a negative impact on earnings as a percent of sales.

Net sales and EBIT are generally higher for this segment in the second and third quarters of the year due to increased construction activity during these periods.  The Company expects favorable sales and earnings performance results for the balance of the year, but increased competitive capacity, continued competitive pricing and raw material pressures may place negative pressure on margins and earnings results in future periods.  In addition, any change in non-residential construction spending could negatively impact the organic growth rate of sales.  The acquisition of Insulfoam has also increased the Company’s exposure to the residential market, and accordingly, could have an unfavorable impact on margins as compared to prior periods.

Industrial Components

Net sales for the quarter ended September 30, 2007 were $180.0 million, an increase of $15.9 million, or 9.7% over $164.1 million for the prior-year period.  Net sales for the first nine months of 2007 were $632.2 million, representing a 4.9% increase over the prior year.  The increase in both the three and nine month periods was primarily a result of increased sales volumes, and to a lesser extent increased selling prices.  Net sales growth in the three and nine month periods of 2007 was driven by increased sales in the consumer and commercial outdoor power equipment markets as well as the replacement market.  Higher sales in these markets offset declines in the high-speed trailer and styled wheel markets.  The consumer outdoor power equipment market was negatively impacted in the third quarter of 2006 by inventory corrections and extended maintenance shutdowns at some key customers, contributing to the favorable comparison in the current year quarter.  Sales growth within the replacement market for the third quarter of 2007 was favorably impacted by customer restocking of inventory.

Segment EBIT for the current year quarter of $10.6 million represented a 58.5% increase from $6.7 million reported in the third quarter of 2006.  As a percent of net sales, EBIT was 5.9% in the third quarter of 2007, compared to 4.1% in the third quarter last year.  Increased sales volumes and higher selling prices contributed to the favorable results.  For the nine months ended September 30, 2007, EBIT was $50.2 million, down slightly from $51.1 million in the first nine months of 2006.  As a percent of net sales, EBIT was 7.9% for the nine month period of 2007 as compared to 8.5% in 2006.  Results for the current year period were negatively impacted by asset charges of $3.0 million related to the closure of certain tire and wheel and power transmission belt business operations.  Results for the 2006 nine month period were positively impacted by a $5.6 million gain resulting from the curtailment of certain retiree medical benefits, and a $1.5 million gain on the settlement of certain legal actions initiated by the Company.   Offsetting these gains in the 2006 period were lease termination charges of $1.3 million and asset charges of $1.2 million on a closed power transmission belt facility.

Net sales and EBIT are generally higher in the first half of the year due to peak sales volumes in the outdoor power equipment market.  While earnings in the fourth quarter are expected to be higher than in previous years, the Company anticipates continued softness in most markets included in this segment. The Company is also susceptible to fluctuation in the price of crude oil, and while it has been successful at combating increases in raw material costs with increases in selling prices, the ability to continue this practice and the impact on customer demand in uncertain.  The Company plans to take actions to contain costs, to combat potential lower demand and to increase sales in other markets; however, these trends may suppress earnings growth in subsequent quarters.  The Company could also be negatively impacted by cost and availability of shipping channels and the amount of time required to ship product manufactured in China.

Specialty Products

Net sales of $45.6 million in the third quarter of 2007 represented a 9.6% increase over net sales of $41.6 million in the third quarter of last year.  Net sales for the nine months ended September 30, 2007 were $141.1 million, 4.9% higher than net sales of $134.4 million in the nine months ended September 30, 2006.   Sales in the off-highway braking business improved 17.8% and 10.5% in the three and nine month periods of 2007, respectively, as compared to the prior year on increased demand in the mining and heavy construction markets.  Sales were approximately 4% lower in the on-highway braking business in both the three and nine month periods of 2007 as compared to the prior year, reflecting the negative impact on demand of certain legislation regarding changes in emission standards enacted by the Environmental Protection Agency (“EPA”) effective in 2007.

Segment EBIT of $1.5 million in the third quarter of 2007 was slightly lower than $1.6 million from the same period in 2006.  EBIT as a percent of net sales fell to 3.2% of net sales in the third quarter of 2007, down from 3.8% of net sales in the prior-year quarter.  EBIT in the first nine months of 2007 was $4.5 million, a $6.0 million reduction as compared to the prior year.  As a percent of net sales, EBIT fell to 3.2% in the first nine months of 2007, from 7.8% in the first nine months of 2006.  Included in the current year three and nine month periods were charges of $3.9 million related to asset impairment and the closure of an on-highway facility in Fredericksburg, VA.  Additional costs of $2.5 million related to this closure are expected to be incurred in the fourth quarter of 2007.  Included in the nine month period of 2007 was a $4.7 million charge related to the facility and management transition of an acquired U.K. off-highway braking business from the seller’s manufacturing location.  Also contributing to the decrease in EBIT for the nine month period was higher amortization expense on valuation increases made in 2006 to certain acquisition-related intangibles.  The net sales decrease in the on-highway braking business also contributed to the negative comparisons in the third quarter and first nine months of this year.

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

Transportation Products

Net sales in the Transportation Products segment were $45.9 million in the third quarter of 2007 compared to $45.0 million in the prior year.  Net sales for the nine months ending September 30, 2007 were $141.5 million compared to $137.6 million in the prior year.  Specialized and commercial trailer sales were higher in both the three and nine month periods of 2007 compared to the prior year, but were offset by lower sales of small construction trailers.

Segment EBIT of $6.6 million for the three months ended September 30, 2007 represented a 13.4% reduction as compared to prior year reported EBIT of $7.6 million.  As a percent of net sales, EBIT fell to 14.4% in the third quarter of 2007, down from 17.0% in the prior-year quarter.  EBIT for the nine months ended September 30, 2007 of $21.1 million represented a 13.0% reduction as compared to the prior year.  As a percent of net sales, EBIT fell to 14.9% in the first nine months of 2007, from 17.6% in the first nine months of 2006.  The decline in the current year three and nine month periods reflected increased labor and overhead costs associated with the expansion of its facilities in Fargo, North Dakota and Brookville, Pennsylvania.

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

General Industry

Net sales of $89.6 million in the third quarter of 2007 for this segment improved 8.3% compared to prior year net sales of $82.7 million.  Net sales in the first nine months of 2007 were $259.8 million, or 6.8% higher than the prior year.  The high-performance wire and cable businesses experienced significant growth in the three and nine month periods of 2007, reflecting increased demand in the aerospace and RF/microwave markets.  Sales in the foodservice business were also higher in these periods on higher sales volumes and selling prices for its foodservice products.  Net sales in the refrigerated truck bodies business were up 9.1% for the third quarter on a favorable product mix, but were down significantly in the nine month period compared to 2006 reflecting decreased demand in the first half of the year related to the EPA emissions legislation.

EBIT for this segment was $11.6 million for the three months ended September 30, 2007, up 41.3% from $8.2 million reported in the third quarter of 2006.  As a percent of net sales, EBIT increased from 9.9% in the third quarter of 2006 to 13.0% in the third quarter of 2007.  For the nine month period, EBIT increased 33.6%, from $21.9 million in 2006 to $29.2 million in 2007.  As a percent of net sales, EBIT increased to

11.2% in the first nine months of 2007 from 9.0% in the first nine months of 2006.  The nine month period of 2006 included a $2.5 million charge related to an arbitration proceeding concerning the termination of a supply agreement in the high-performance wire and cable business.  Earnings in the high-performance wire and cable business grew significantly in both three and nine month periods of 2007 reflecting the increased activity in aerospace.  Earnings were also improved in the foodservice business on improved sales.  Earnings in the refrigerated truck bodies were higher in the third quarter of this year reflecting the improvement in net sales, but were lower in the nine month period reflecting a soft market in the first half of 2007.

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

Corporate

Corporate expenses increased by $2.9 million in the third quarter of 2007, and $8.9 million in the first nine months of 2007, as compared to the same periods in the prior year.  Included in the results for the three and nine month periods of 2007 were $1.2 million and $5.5 million, respectively, of expenses related to the change in executive management.  The nine month period also included $1.1 million of expenses related to a terminated acquisition initiative.  Third quarter and first nine months 2006 pre-tax expense was reduced by $2.0 million for the favorable resolution of certain legal matters.  Reducing expense for the first nine months of 2007 were $0.9 million in proceeds related to certain legal actions initiated by the Company.

Balance Sheet

Cash and cash equivalents decreased by $119.1 million, from $144.0 million at December 31, 2006 to $24.9 million at September 30, 2007.  The decrease relates to the redemption of the $150.0 million 7.25% senior notes and cash flows used in investing activities for capital expenditures and acquisitions.  These cash outflows were partially offset by an increase in the utilization of the accounts receivable facility and net cash provided by operating activities.

Short-term investments increased by $119.5 million.  The increase relates to Carlisle’s share in a joint-venture Danish subsidiary, where the proceeds from the sale of Icopal are currently held.

Trade receivables of $476.8 million at September 30, 2007 increased $123.7 million as compared to receivables of $353.1 million at December 31, 2006.  The increase primarily resulted from higher receivables in the Construction Materials segment reflecting improved sales and the acquisition of Insulfoam.

Inventories increased $17.5 million, from $450.0 million at December 31, 2006 to $467.5 million at September 30, 2007.  The increase reflects the increase of inventory in the Construction Materials segment as a result of the Insulfoam acquisition which was partially offset by a decrease in inventory in the Industrial Components segment due to strong sales in the first nine months of 2007.

Deferred income taxes of $3.3 million at September 30, 2007 decreased $20.5 million compared to $23.8 million at December 31, 2006.  The decrease reflects deferred taxes on the sale of Icopal.

Property, plant and equipment, net of $534.9 million at September 30, 2007 increased $76.4 million compared to $458.5 million at December 31, 2006.  The increase reflects the acquisition of Insulfoam in the Constructions Materials segment and the acquisition of Meiyan in the Industrial Components segment. The increase also reflects the construction of a new plant in the Transportation Products segment.

Goodwill, net, increased $55.2 million, from $309.7 million at December 31, 2006 to $364.9 million at September 30, 2007. The increase primarily relates to the acquisition of Insulfoam in the Construction Materials segment.

Patents and other intangible assets, net increased $20.7 million, from $19.3 million at December 31, 2006 to $40.0 million at September 30, 2007. The increase reflects the acquisition of Insulfoam.

Short-term debt, including current maturities, decreased $3.9 million from $151.7 million at December 31, 2006 to $147.8 million at September 30, 2007.  The decrease reflects the redemption of the Company’s 7.25% $150 million senior notes, which matured in January 2007, offset by $120.0 million in borrowings under the receivables securitization facility, which are currently included in Short-term debt, including current maturities.

Accounts payable of $142.4 million at December 31, 2006, increased by $23.3 million to $165.7 million at September 30, 2007, mostly reflecting increases in the Construction Materials segment from increased production and sales activity.

Accrued expenses of $172.7 million at September 30, 2007 were $12.9 million higher than accrued expenses at December 31, 2006 of $159.8 million, primarily related to increased expenses from the acquisition of Insulfoam and higher accrued rebates on increased sales in the Construction Materials segment.

Other long-term liabilities decreased by $23.4 million, from $111.6 million at December 31, 2006 to $88.2 million at September 30, 2007.  The decrease was primarily due to $32.2 million in payments for pension and other post-retirement obligations offset by higher net deferred tax liabilities and other tax liabilities reclassified under Financial Interpretation No. 48 (“FIN 48”).

Liquidity and Capital Resources

Sources and Uses of Cash

	Nine Months Ended September 30,
In thousands	2007	2006*
Net cash provided by (used in) operating activities	$134,643	$(34,229)
Net cash used in investing activities	(228,740)	(69,565)
Net cash (used in) provided by financing activities	(24,542)	110,054
Effect of exchange rate changes on cash	(468)	(288)
Change in cash and cash equivalents	$(119,107)	$5,972

* 2006 figures have been revised to reflect the change in method of accounting for inventory and to reflect discontinued operations.

Net cash provided by operating activities was $134.6 million for the nine months ended September 30, 2007 compared to net cash used in operating activities of $34.2 million for the nine months ended September 30, 2006. Net cash used in operating activities in 2006 included a decrease of $137.9 million in the utilization of the accounts receivable facility. In the third quarter of 2007, the Company effectively terminated the existing accounts receivable securitization facility and subsequently executed a new agreement, and at September 30, 2007 the receivables and related debt are included on the balance sheet. As a result, cash flows related to the new accounts receivable facility are reported as a financing activity in 2007.  In addition, the Company made $32.2 million and $10.5 million in pension contributions for the nine months ended September 30, 2007 and 2006, respectively.

Cash used in investing activities was $228.7 million for the nine months ended September 30, 2007 compared to $69.6 million for the first nine months of 2006.  Capital expenditures of $60.0 million in the first nine months of this year were lower than capital expenditures of $72.9 million in the first nine months of 2006, due to the completion of the construction of the majority of the new production facilities in the Construction Materials segment. Cash used in investing activities in 2007 included $189.7 million used to fund the acquisition of Insulfoam and the acquisitions of manufacturing operations in China for the Company’s tire and wheel and high performance wire and cable businesses.

Cash used in financing activities was $24.5 million for the nine months ended September 30, 2007 compared to cash provided by financing activities of $110.1 million for the nine months ended September 30, 2006.  Cash used in financing activities in 2007 reflects the redemption of the Company’s 7.25% $150 million notes which matured in January 2007, partially offset by $120.0 million received from the accounts receivable securitization facility.  Cash provided by financing activities in 2006 included the issuance of $150.0 million in senior notes.

Debt Instruments, Guarantees and Covenants

The following table quantifies certain contractual cash obligations and commercial commitments at September 30, 2007:

		Remaining in
In thousands	Total	2007	2008	2009	2010	2011	Thereafter
Short-term credit lines and long-term debt	$411,396	$135,020	$112,754	$12	$13	$14	$163,583
Interest on long-term debt(1)	109,641	4,412	13,155	10,541	10,547	10,552	60,434
Noncancellable operating leases	59,154	4,633	17,106	12,026	9,362	6,639	9,388
Purchase obligations	55,306	5,630	24,838	24,838	—	—	—
Total Commitments	$635,497	$149,695	$167,853	$47,417	$19,922	$17,205	$233,405

(1) Future expected interest payments are calculated based on the stated rate for fixed rate debt and the effective interest rate as of September 30, 2007 for variable rate debt.

The above table does not include $88.2 million of other long-term liabilities.  Other long-term liabilities consist primarily of deferred income tax and other tax liabilities of $69.5 million, pension and post-retirement medical benefits of $8.9 million, and warranty and other obligations of $9.8 million.  Due to factors such as return on plan assets, disbursements, contributions, and timing of warranty claims, it is not estimable when the majority of these commitments will become due.  The Company contributed $32.2 million to its pension plans during the first nine months of 2007.

The Company has entered into long-term purchase agreements expiring December 31, 2009 for certain key raw materials in the Construction Materials segment.  Commitments are variable based on changes in commodity price indices. Based on prices at September 30, 2007, commitments under these agreements total approximately $55.3 million.

On July 12, 2007, the Company replaced its $300.0 million revolving credit facility with a five-year $400.0 million revolving credit facility.  At September 30, 2007, $396.5 million was available under this facility. The Company also maintains a $55.0 million uncommitted line of credit of which $42.3 million was available as of September 30, 2007. At September 30, 2007, $30.0 million was available under the Company’s $150.0 million receivables securitization facility.

At September 30, 2007, letters of credit amounting to $46.4 million were outstanding, primarily to provide security under insurance arrangements and certain borrowings.

The Company has financial guarantee lines in place for certain of its operations in Asia and Europe to facilitate working capital needs, customer performance and payment and warranty obligations.  At September 30, 2007, the Company had issued guarantees of $3.1 million, of which $1.4 million represents amounts recorded in current liabilities or Other long-term liabilities.

During 2005, the Company sold certain assets and liabilities of its discontinued automotive components business which was part of a series of sales.  Certain leases guaranteed by the Company expire in 2007 and 2011 and have total minimum lease payments of $1.9 million as of September 30, 2007. The Company believes that the current lessee will fulfill all obligations required by those lease agreements.

Discontinued Operations and Assets Held for Sale

In the second quarter of 2007, as part of its commitment to concentrate on its core businesses, the Company announced plans to exit the custom thermoset products molding operation (“thermoset molding operation”) of the Specialty Products segment.  In September 2006, the Company announced plans to exit the giftware business of the foodservice products business.  The sale of the thermoset molding operation is expected to be completed by the second quarter of 2008 and the disposition of the giftware business is expected to be completed in the fourth quarter of 2007.  In November of 2005, the Company announced plans to sell the systems and equipment businesses, and the sale of these businesses was completed by November 2006.  The assets of these operations have met the criteria for, and have been classified as “held for sale” in accordance with SFAS 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.”  In addition, results of operations for these businesses, and any gains or losses recognized from their sale, are reported as “discontinued operations” in accordance with SFAS 144.

Total assets held for sale were as follows:

	September 30,	December 31,
In thousands	2007	2006
Assets held for sale:
Thermoset molding operation	$6,148	$8,408
Giftware business of foodservice products	811	1,296
Total assets held for sale	$6,959	$9,704

	September 30,	December 31,
In thousands	2007	2006
Assets held for sale:
Receivables	$2,186	$2,442
Inventories	1,513	2,667
Prepaid expenses and other current assets	357	368
Total current assets held for sale	4,056	5,477

Property, plant and equipment, net	2,503	3,827
Notes receivable and other assets	400	400
Total non-current assets held for sale	2,903	4,227
Total assets held for sale	$6,959	$9,704

Liabilities associated with assets held for sale:
Accounts payable	$469	$695
Accrued expenses	273	217
Total liabilities associated with assets held for sale	$742	$912

Net sales and income (loss) before income taxes from discontinued operations were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In thousands	2007	2006	2007	2006
Net sales:
Automotive components	$—	$—	$—	$370
Systems and equipment	167	51,949	881	153,012
Thermoset molding operation	2,959	3,185	8,837	10,281
Giftware business of foodservice products	187	671	869	1,936
Net sales for discontinued operations	$3,313	$55,805	$10,587	$165,599

Income (loss) from operations of discontinued operations:
Automotive components	$(42)	$(3,745)	$(1,685)	$(4,188)
Systems and equipment	(174)	418	4,631	5,763
Thermoset molding operation	147	80	(1,612)	100
Giftware business of foodservice products	84	(3,451)	66	(4,327)
Income (loss) before income taxes from discontinued operations	$15	$(6,698)	$1,400	$(2,652)

Results for the nine months ended September 30, 2007 included additional proceeds related to purchase price adjustments from the sales of the systems and equipment businesses which occurred in the fourth quarter of 2006.

The Company sold substantially all of the assets of the automotive components business in 2005.

Critical Accounting Policies

Prior to January 1, 2007, inventories were valued using both the last-in, first-out (“LIFO”) and first-in, first-out (“FIFO”) methods.  Effective January 1, 2007, the Company changed its method of accounting for those finished goods, work-in-progress and raw material inventories previously on the LIFO method to the FIFO method.  Had the Company not changed its policy for accounting for inventory, pre-tax income would have been reduced by $0.8 million ($0.5 million loss after-tax, or $0.01 per diluted share) for the quarter ended September 30, 2007, and a reduction to pre-tax income of $1.3 million ($0.8 million loss after-tax, or $0.01 per diluted share) would have been recorded for the nine months ended September 30, 2007.

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

In January 2007, the Company adopted Financial Interpretation No. 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.  This interpretation clarifies the accounting and financial statement reporting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return.  The cumulative effect of the change in principle of accounting for uncertain tax positions was a charge to retained earnings for $2.1 million.  Refer to Note 18 of the Company’s Unaudited Consolidated Financial Statements for more information on the adoption of this interpretation.

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

International operations are exposed to translation risk when the local currency financial statements are translated into U.S. Dollars. On May 15, 2007, the Company executed forward exchange contracts with a total notional amount of $95.0 million to hedge the Company’s foreign currency exposure of its net investment in Icopal denominated in Danish Kroner. These contracts were designated as economic hedges of a net investment and were deemed effective at the origination date. However, upon the sale of Icopal on July 31, 2007, these hedges were redesignated as non-hedging derivatives. As a result, the change in the value of the derivatives is reflected in Other income, net. The fair value of these contracts as of July 31, 2007 resulted in a loss of $0.7 million which is reflected in Other income, net. In addition, upon the termination of these contracts on September 28, 2007, an additional loss of $3.1 million was recorded to Other income, net which partially offsets the gain of $4.0 million on remeasurement of the short-term investment created by the sale of Icopal which is denominated in Danish Kroner.

In order to continue to offset the remeasurement of the short-term investment created by the sale of Icopal which is denominated in Danish Kroner, on September 28, 2007, the Company executed forward exchange contracts with a notional amount of $95.0 million. These contracts were designated as non-hedging derivatives. The valuation of these contracts as of September 30, 2007 resulted in a loss of $0.6 million which is reflected in Other income, net.

The Company is also exposed to risks in the movements of foreign currency exchange rates for transactions denominated in foreign currencies. Revenues for sales of products manufactured in China for the North American market are generated predominately in U.S. Dollars. Many of the obligations incurred by these operations are settled in Chinese Renminbi or Hong Kong Dollars. Should the U.S. Dollar weaken significantly against the Renminbi or Hong Kong Dollar, the Company’s results of operations could be adversely affected. The Company continues to monitor developments in China that may affect its strategy and will hedge its currency risk exposure when deemed effective and prudent. While the Company is exposed to the exchange rates of other currencies including the Canadian Dollar, British Pound, Mexican Peso and European Euro, their risk is considered minimal. Less than 6% of the Company’s revenues from continuing operations for the quarter ended September 30, 2007 are in currencies other than the U.S. Dollar.

From time to time the Company may manage its interest rate exposure through the use of treasury locks and interest rate swaps to reduce volatility of cash flows, impact on earnings and to lower its cost of capital.  On November 14, 2006, the Company entered into treasury lock contracts with a notional amount of $100.0 million to hedge the cash flow variability on forecasted debt interest payments associated with changes in interest rates. These contracts have been designated as cash flow hedges and were deemed effective at the origination date and as of September 30, 2007.  The valuation of these contracts was not material at September 30, 2007.

On June 15, 2005, the Company entered into treasury lock contracts with a notional amount of $150.0 million to hedge the cash flow variability on forecasted debt interest payments associated with changes in interest rates.  These contracts were designated as cash flow hedges and were deemed effective at the origination date.  On August 15, 2006, the Company terminated the treasury lock contracts resulting in a gain of $5.6 million ($3.5 million, net of tax) which will be amortized to reduce interest expense until August 2016, the term of the interest payments related to the $150 million in notes issued on August 18, 2006.  At September 30, 2007, the Company had a remaining unamortized gain of $5.0 million ($3.1 million, net of tax) which is reflected in Accumulated other comprehensive income on the Company’s Consolidated Balance Sheet.

There were no interest rate swaps in place as of September 30, 2007.

The Company’s operations use certain commodities such as plastics, carbon black, synthetic and natural rubber and steel.  As such, the Company’s cost of operations is subject to fluctuations as the markets for these commodities change.  The Company monitors these risks, but currently has no derivative contracts in place to hedge these risks.

Item 4. Controls and Procedures

(a) Under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation and as of September 30, 2007, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective.

(b) There were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s repurchases of equity securities during the period July 1, 2007 through September 30, 2007 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2007	—	$—	—	741,890
August 1 - 31, 2007	—	—	—	3,241,890
September 1 - 30, 2007	66,695	49.21	66,695	3,175,195
Total	66,695	$49.21	66,695	3,175,195

On August 1, 2007, the Board of Directors authorized the repurchase of an additional 2,500,000 shares of the Company’s common stock.  The program was originally approved on November 3, 1999, and was reactivated on August 17, 2004.  At the time of the authorization, the Company had the authority to repurchase 741,890 split-adjusted shares of common stock.

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
November 9, 2007

	By:	/s/ Carol P. Lowe
Name: Carol P. Lowe
Title: Vice President and Chief Financial Officer