Form 10-K
period 2007-12-31
CARLISLE COMPANIES INC
filed 2008-02-29
CIK 790051

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number 1-9278

CARLISLE COMPANIES INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	31-1168055 (I.R.S. Employer Identification No.)
13925 Ballantyne Corporate Place, Suite 400, Charlotte, North Carolina 28277 (Address of principal executive office, including zip code)	(704) 501-1100 (Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $1 par value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of February 25, 2008, 60,104,390 shares of common stock of the registrant were outstanding; the aggregate market value of the shares of common stock of the registrant held by non-affiliates was approximately $2,795,455,178 based upon the closing price of the common stock on the New York Stock Exchange on June 30, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 21, 2008 are incorporated by reference in Part III.

Part I

Item 1.    Business

Overview

        Carlisle Companies Incorporated ("Carlisle" or the "Company") was incorporated in 1986 in Delaware as a holding company for Carlisle Corporation, whose operations began in 1917, and its wholly-owned subsidiaries. Carlisle is a diversified manufacturing company consisting of nine operating companies which manufacture and distribute a broad range of products. Additional information is contained in Items 7 and 8.

        The Company's executive offices are located at 13925 Ballantyne Corporate Place, Suite 400, Charlotte, North Carolina. The Company's main telephone number is (704) 501-1100. The Company's Internet website address is www.carlisle.com. Through this Internet website (found in the "Investor Relations" link), the Company makes available free of charge its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and all amendments to those reports, as soon as reasonably practicable after these reports are electronically filed with or furnished to the Securities and Exchange Commission.

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

        The Company's executive management role is to (i) provide general management oversight and counsel in a manner consistent with the Company's decentralized management approach, (ii) manage the Company's portfolio of businesses including identifying acquisition candidates and assisting in acquiring candidates identified by the operating companies, as well as identifying businesses for divestiture in an effort to optimize the portfolio, (iii) allocate and manage capital, (iv) evaluate and motivate operating management personnel, and (v) provide selected other services.

        The Company strives to be the low cost manufacturer in the various niche markets it serves. The Company is dedicated to achieving low cost positions and providing service excellence based on, among other things, superior quality, on-time delivery and short cycle times.

Acquisitions and Divestitures

        The Company has a long-standing acquisition program. Traditionally, the Company has focused on acquiring new businesses that can be added to existing operations ("bolt-ons"). In addition, the Company considers acquiring new businesses which can operate independently from other Carlisle companies. Factors considered by the Company in making an acquisition include consolidation opportunities, technology, customer dispersion, operating capabilities and growth potential. For more details regarding acquisitions completed over the past three years, see Note 10 to the Consolidated Financial Statements in Item 8.

        For more details regarding the consolidation and divestiture of the Company's businesses during the past three years, see Note 18 to the Consolidated Financial Statements in Item 8 and "Discontinued Operations", also in Item 1 below.

        Information on the Company's revenues, earnings and identifiable assets for continuing operations by industry segment for the last three fiscal years is as follows (amounts in thousands):

Financial Information About Industry Segments

	2007	2006(5)	2005(5)
Sales to Unaffiliated Customers(1)
Construction Materials	$1,365,403	$1,111,184	$865,652
Industrial Components	799,908	764,506	747,859
Specialty Products	181,396	174,478	138,899
Transportation Products	189,828	183,006	154,474
General Industry	339,848	326,236	287,020

Total	$2,876,383	$2,559,410	$2,193,904

Earnings before interest and income taxes
Construction Materials(4)	$240,577	$175,870	$136,721
Industrial Components	58,892	59,876	61,824
Specialty Products	5,108	9,697	17,515
Transportation Products	28,283	30,876	21,294
General Industry	38,196	30,189	17,646
Corporate(2)	(41,670)	(28,460)	(29,381)

Total	$329,386	$278,048	$225,619

Identifiable Assets
Construction Materials	$693,392	$595,982	$406,567
Industrial Components	636,407	603,228	536,864
Specialty Products	192,505	189,671	165,879
Transportation Products	66,587	56,907	50,435
General Industry	266,104	255,716	233,527
Corporate(3)	128,068	195,878	74,793

Total	$1,983,063	$1,897,382	$1,468,065

(1)
Intersegment sales or transfers are not material

(2)
Includes general corporate expenses

(3)
Consists primarily of cash and cash equivalents, facilities, and other invested assets

(4)
Includes gain on sale of Icopal in 2007

(5)
2006 and 2005 figures have been revised to reflect the change in accounting for inventory and discontinued operations

        A reconciliation of assets reported above to total assets as presented on the Company's Consolidated Balance Sheets in Item 8 is as follows:

	2007	2006
Total Identifiable Assets by segment per table above	$1,983,063	$1,897,382
Assets held for sale of discontinued operations*	5,731	9,704

Total assets per Consolidated Balance Sheets in Item 8	$1,988,794	$1,907,086

*  See Note 18 to the Consolidated Financial Statements in Item 8.

Description of Businesses by Reportable Segment

Construction Materials

        The Construction Materials segment includes the construction materials business, which manufactures and sells rubber (EPDM) and thermoplastic polyolefin (TPO) roofing systems. In addition, the construction materials business markets and sells poly vinyl chloride (PVC) membrane and accessories purchased from third party suppliers. The Company also manufactures and distributes energy-efficient rigid foam insulation panels for substantially all roofing applications. Roofing materials and insulation are sold together in warranted systems or separately in non-warranted systems to the new construction, re-roofing and maintenance, general construction and industrial markets. Through its coatings and waterproofing operation, this business manufactures and sells liquid and spray-applied waterproofing membranes, vapor and air barriers, and HVAC duct sealants and hardware for the commercial and residential construction markets. In 2007, the Company acquired a leading manufacturer of block molded expanded polystyrene ("EPS") products used primarily as insulation in building and other construction applications. The majority of the construction materials products are sold through a network of authorized sales representatives and distributors.

        The construction materials business operates manufacturing facilities located throughout the United States, its primary market. The construction materials business recently constructed new insulation facilities in Tooele, UT and Smithfield, PA. These two new insulation facilities complement the four existing insulation operations in Kingston, NY, Franklin Park, IL, Lake City, FL and Terrell, TX. EPDM manufacturing operations are located in Carlisle, PA and Greenville, IL. TPO facilities are located in Senatobia, MS and Tooele, UT.

        In May 2007, the Company acquired 100% of the equity of Insulfoam LLC ("Insulfoam") from privately held Premier Industries, Inc of Tacoma, Washington, for approximately $167.0 million. An additional working capital payment of $1.3 million was made in February 2008. Refer to Note 10 in the Notes to the Consolidated Financial Statements in Item 8. Insulfoam is a leading manufacturer of block molded expanded polystyrene products used primarily as insulation in building and other construction applications. The acquisition broadens the Company's insulation portfolio and extends its reach into vertical areas of buildings where demands for energy efficiency and management will continue to increase. Insulfoam operates from thirteen production and fabrication facilities across the U.S.

        Raw materials include EPDM polymer, TPO polymer, carbon black, processing oils, solvents, asphalt, methylene diphenyl diicyanate (MDI), polyol, polyester fabric, black facer paper, oriented strand board (OSB) clay and various packaging materials. Critical raw materials generally have at least two vendor sources to better assure adequate supply. For raw materials that are single sourced, the vendor typically has multiple processing facilities. In general, this business believes that sufficient quantities of raw materials can be obtained through normal sources to avoid interruption of production in 2008.

        Sales and earnings tend to be somewhat higher in the second and third quarters due to increased construction activity during those periods.

        The construction materials business' working capital practices include the following:

  (i)
  Standard accounts receivable payment terms of 45 days to 90 days.

  (ii)
  Standard accounts payable payment terms of 30 days to 45 days.

  (iii)
  Inventories are maintained in sufficient quantities to meet forecasted demand. Due to the seasonal demand of the construction market, inventories tend to be higher in the first quarter.

        The construction materials business serves a large and diverse customer base; however, in 2007 one customer represented 18% of this segment's revenues. The loss of this customer could have a material adverse effect on segment revenues.

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

Industrial Components

        The Industrial Components segment is comprised of the tire and wheel business and the power transmission belt business. The tire and wheel business is a manufacturer and distributer with facilities positioned in many locations throughout North America and China. The principal products manufactured are bias-ply, non-automotive rubber tires and stamped and roll-formed steel wheels. These products are sold by direct sales personnel to original equipment manufacturers ("OEMs"), mass merchandisers and various tire and wheel distributors located primarily in the U.S. and Canada. Primary markets served by the tire and wheel business include lawn and garden—outdoor power equipment mass merchant, lawn and garden—outdoor power equipment dealer, trailer, all-terrain vehicle, golf car, agriculture, and the related aftermarkets. The tire and wheel business also manufactures and sells styled wheels to the automotive aftermarket. Individual project managers are assigned to each of these various markets and are responsible for strategy development, product concept and development as well as product life cycle management.

        The power transmission belt business manufactures and sells industrial belts and related components to OEMs, mass merchandisers and various wholesale and industrial distributors located primarily in the U.S. and Canada. It also sells processed raw materials to OEMs. All sales are made by direct sales personnel. Primary markets served by the power transmission belt business include lawn and garden, home appliance, power sports/recreational vehicles, fitness, agriculture, and the related aftermarkets. Manufacturing facilities are located in the U.S. and China.

        In February 2007, the Company purchased the assets of Meixian Tengfei Tyre Co., Ltd. ("Meiyan") in Meizhou, Guangdong, China for $19.6 million. Refer to Note 10 in the Notes to the Consolidated Financial Statements in Item 8. This acquisition provides the capability to produce steel-belted radial trailer tires. Additionally, it will provide enhanced manufacturing capabilities for larger tires for the agricultural and construction markets, which is a growth platform for the Industrial Components segment.

        The tire and wheel business' primary raw materials include steel used to manufacture wheels, as well as rubber and other oil-based commodities required for tire production. Raw materials used by the power transmission belt business include rubber, various textile cords and oil based commodities required for belt production. Both companies source their raw materials worldwide to better assure adequate supply.

Despite rising prices, both businesses believe that sufficient quantities of their respective raw materials can be obtained through normal sources to avoid interruption of production in 2008.

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

        Both the tire and wheel and power transmission belt businesses have several significant OEM customers, with one customer accounting for 12% of segment sales in 2007.

        The tire and wheel business competes globally against companies having manufacturing facilities in the Far East. The power transmission belt business also faces global competition with its major competitors having manufacturing operations in the United States, Mexico and China. For both businesses, product lines serving most markets tend to be price competitive. Both businesses strive to achieve competitive advantage through low cost production, distribution capability, customer service, quality and manufacturing flexibility.

Transportation Products

        The Transportation Products segment is comprised of the specialty trailer business, which manufactures and sells trailers to a variety of markets. Sales are categorized as follows: (i) construction—includes open-deck trailers used by contractors for hauling equipment to and from sites or by rental companies for equipment delivery, (ii) material hauling—includes various dump trailer lines, such as steel bottom-dumps, side-dumps, end-dumps and live-bottoms as well as aluminum end dump and pneumatic bulk tank trailers, (iii) specialized—includes large-capacity multi-unit trailers and specially designed trailers for specific hauling purposes, and (iv) commercial—includes trailers sold for over-the-road hauling and general freight. Sales are made primarily in the United States, with less than 10% of sales to Canada and Mexico. A majority of sales in this business are to dealers with the balance sold direct to end-users such as rental companies, national accounts, heavy-haulers, waste haulers and OEM manufacturers. The specialty trailer business operates manufacturing facilities in the U.S., which is its primary market.

        The specialty trailer business' raw materials include high-tensile steel, aluminum, lumber, tires, axles, suspensions and hydraulic and electrical components. Critical raw materials generally have at least two vendor sources to better assure adequate supply. The Company believes that sufficient quantities of their key raw materials can be obtained in 2008.

        The operations of the specialty trailer business are generally not seasonal in nature.

        This segment's working capital practices include:

  (i)
  Standard accounts receivable payment terms of 10 days to 30 days.

  (ii)
  Standard accounts payable payment terms of 10 days to 60 days.

  (iii)
  Inventories are maintained in sufficient quantities to meet forecasted demand.

        This business serves a diverse customer base. No individual customer accounted for more than 10% of segment sales in 2007.

        The specialty trailer business' products compete primarily based on quality and options as well as price. The commercial and material hauling products compete primarily on price. Conversely, the large-capacity multi-unit trailers manufactured for specialized purposes tend to compete primarily on quality and options.

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

        Off-highway products include braking systems and specialty friction products for mining, construction, agricultural, industrial, and other off-highway equipment, as well as brake actuation systems for on-highway towed vehicles. These products are sold to heavy-duty equipment OEMs, clutch and brake OEMs, replacement part distributors and trailer distributors by direct sales personnel.

        The motion control systems business operates manufacturing facilities in the United States, which is its primary market, Canada and China. In 2005, the Company acquired a heavy-duty brake lining and brake shoe facility in Hangzhou, China. The Hangzhou, China facility is used primarily to manufacture product to export to the United States. The off-highway business' products are sold into the European market through a light assembly, warehouse operation maintained in Zevenaar, The Netherlands as well as a facility in Pontypool, Wales. The Wales, U.K. facility was acquired to operate the Company's off-highway brake assets purchased from ArvinMeritor, Inc in 2005.

        Raw materials used in on-highway friction and brake shoe product producing plants include fiberglass, phenolic resin, steel, metallic chips and various other organic materials. Although the supply of fiberglass, resin and metal chips has become more constrained, the Company has not encountered any significant availability issues for its on-highway key raw materials and believes that adequate quantities can be obtained in 2008. The raw materials used for off-highway products are diverse. These brake manufacturing operations require the use of various metal products such as castings, pistons, springs and bearings. With respect to its friction products, the raw materials are similar to those described for the on-highway products. This business believes that adequate quantities of all of its raw materials can be obtained in 2008.

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

        No customer accounted for more than 10% of segment sales in 2007, with the off-highway customer base being somewhat more diverse. The Company's relationships with its largest OEM customers impact aftermarket participation in that acceptance of product by these OEMs facilitates aftermarket sales.

        Differentiation between competitors is based primarily on price.

General Industry (All Other)

        The General Industry segment includes the Company's foodservice business, the high-performance wire and cable business, and the refrigerated truck body business.

        The Company's foodservice products business manufactures and distributes (i) commercial and institutional foodservice permanentware, table coverings, cookware, display pieces, light equipment and supplies to restaurants, hotels, hospitals, nursing homes, schools and correctional facilities, and (ii) industrial brooms, brushes, mops and rotary brushes for industrial, commercial and institutional facilities. The company's product line is distributed from four primary distribution centers located in Charlotte, NC, Oklahoma City, OK, Reno, NV and Zevenaar, The Netherlands to wholesalers, distributors and dealers. These distributor and dealer customers, in turn, sell to commercial and non-commercial foodservice operators and sanitary maintenance professionals. Distributors and dealers are solicited through subcontracted manufacturer representatives and direct sales personnel. The foodservice business operates manufacturing facilities in the United States and Mexico, and sales are made primarily in North America and Europe.

        On January 25, 2008, the Company acquired 100% of the equity of Dinex International, Inc. ("Dinex"), a leading supplier of foodservice products to the healthcare and other institutional industries, for $95.0 million. Refer to Note 22 in the Notes to the Consolidated Financial Statements in Item 8. This acquisition complements the Company's core foodservice product categories and supports its growth initiatives in the healthcare, educational, corrections and other institutional foodservice markers. The purchase of Dinex will also allow the foodservice business to leverage its product and manufacturing capabilities into Dinex's established sectors.

        The high-performance wire and cable business designs and manufactures high-performance wire, cable, connectors and cable assemblies, including RF/microwave connectors and cable assemblies, primarily for the aerospace, defense electronics and test and measurement industries. This business operates manufacturing facilities in the United States and China with the United States being the primary target market for sales. Sales are made by direct sales personnel.

        On January 29, 2007, the Company purchased the assets of Dongguan Qiaotou Yichang Wire and Cable Assembly Factory, located in Guangdong, China, specializing in complex cable assemblies and wire harnesses for medical and industrial applications, for consideration of $3.1 million and contingent additional payments of up to $4.0 million based on the acquired company's future earnings. Refer to Note 10 in the Notes to the Consolidated Financial Statements in Item 8. The acquisition allows for expansion on a global basis and brings enhanced, low cost manufacturing capabilities.

        The refrigerated truck bodies business manufactures and sells insulated refrigerated truck bodies to a variety of markets including food, dairy and home delivery. This business' main distribution channels are through a factory direct sales staff, and to a lesser extent through a limited dealer network. The refrigerated truck bodies business operates a single manufacturing facility in Rice Lake, WI and sells primarily into the U.S. market.

        Raw materials used by the foodservice products business include polymer resins, stainless steel and aluminum. Key raw materials are typically sourced worldwide to better assure adequate supply. The Company believes that sufficient quantities of raw material can be obtained for this business through normal sources to avoid interruption of production in 2008.

        The high-performance wire and cable business' raw materials include copper conductors that are plated with tin, nickel or silver, polyimide tapes, PTFE tapes, PTFE fine powder resin, thermoplastic resins, stainless steel, beryllium copper rod, machined metals and plastic parts and various marking and identification materials. Key raw materials are typically sourced worldwide to better assure adequate supply. The Company believes that sufficient quantities of raw material can be obtained for this business through normal sources to avoid interruption of production in 2008.

        The raw materials and components used by the refrigerated truck bodies business include refrigeration compressors, eutectic holdover plates, mechanical blower refrigeration systems, hydraulic liftgates, fiberglass, polyester resins, polyurethane foam resins, steel, aluminum, plywood, and cast and stainless steel hardware. The availability of steel and petroleum-based materials could impact raw material costs. Overseas opportunities continue to be examined for cost savings. The Company believes that sufficient quantities of raw material can be obtained for this business through normal sources to avoid interruption of production in 2008, however, any change in lead times for delivery of customer-owned chassis could delay production.

        The operations of the high-performance wire and cable and refrigerated truck bodies business are generally not seasonal in nature. Sales in the foodservice business are marginally stronger in the months of March through October.

        The working capital practices of all businesses within the General Industry segment include:

  (i)
  Standard accounts receivable payment terms of 10 days to 60 days.

  (ii)
  Standard accounts payable payment terms of 10 days to 60 days.

  (iii)
  Inventories are maintained in sufficient quantities to meet forecasted demand.

        Each business within this segment had significant customers in 2007, however, no individual customer accounted for more than 10% of segment sales in 2007.

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

Discontinued Operations

        In the second quarter of 2007, as part of its commitment to concentrate on its core businesses, the Company announced plans to exit the custom thermoset products molding operation ("thermoset molding operation") of the Specialty Products segment. In September 2006, the Company announced plans to exit the giftware business of the foodservice products business. The sale of the thermoset molding operation is expected to be completed by the second quarter of 2008, and the disposition of the giftware business was completed in 2007. In November of 2005 the Company announced plans to sell the systems and equipment businesses. The Company completed the sale of these operations in 2006. The assets of these operations have met the criteria for, and have been classified as "held for sale" in accordance with SFAS 144, "Accounting for the Impairment and Disposal of Long-Lived Assets." In addition, results of operations for these businesses, and any gains or losses recognized from their sale, are reported as "discontinued operations" in accordance with SFAS 144.

Principal Products

        The Company's products are discussed above and in additional detail in Note 20 to the Consolidated Financial Statements in Item 8.

Intellectual Property

        The Company owns or holds the right to use a variety of patents, trademarks, licenses, inventions, trade secrets and other intellectual property rights. The Company has adopted a variety of measures and programs to ensure the continued validity and enforceability of its various intellectual property rights. While the Company's intellectual property is important to its success, the loss or expiration of any particular intellectual property right would not materially affect the Company or any of its segments.

Backlog

        Backlog of orders from continuing operations generally is not a significant factor in most of the Company's businesses, as most of the Company's products have relatively short order-to-delivery periods. Backlog of orders from continuing operations was $293.9 million at December 31, 2007 and $272.2 million at December 31, 2006; however, the majority of these orders are not firm in nature.

Government Contracts

        At December 31, 2007, the Company had no material contracts that were subject to renegotiation of profits or termination at the election of the U.S. government.

Research and Development

        The Company's research and development expenses from continuing operations were $17.4 million in 2007 compared to $15.1 million in 2006 and $15.4 million in 2005.

Environmental Matters

        Carlisle believes its operations generally are in substantial compliance with applicable regulations. In a few instances, particular plants and businesses have been the subject of administrative and legal proceedings with governmental agencies or private parties relating to the discharge or potential discharge of regulated substances. Where necessary, these matters have been addressed with specific consent orders to achieve compliance. Carlisle believes that continued compliance will not have any material impact on the Company's financial position and will not require significant capital expenditures.

Employees

        The Company had approximately 13,000 employees in its continuing operations at December 31, 2007.

International

        For foreign sales, export sales and an allocation of the assets of the Company's continuing operations, see Note 20 to the Consolidated Financial Statements in Item 8.

NYSE Affirmation

        On May 30, 2007, Richmond D. McKinnish, the Company's then serving Chief Executive Officer, submitted to the New York Stock Exchange (the "NYSE") the Annual CEO Certification and certified therein that he was not aware of any violation by the Company of the NYSE's Corporate Governance listing standards.

Item 1A.    Risk Factors

        The Company's business, financial condition, results of operations and cash flows can be affected by a number of factors including but not limited to those set forth below, those set forth in our "Forward

Looking Statements" disclosure in Item 7 and those set forth elsewhere in this Annual Report on Form 10-K, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results.

        The Company's objective is to achieve organic sales growth greater than the percentage growth of U.S. national gross domestic product.    As the Company continues to grow organically through the construction of new plants and distribution centers, it must balance the benefits against the risks of expanding its business to a level that cannot be supported through its existing customer base or entry into new markets.

        The Company's growth is partially dependent on the acquisition of other businesses.    The Company has a long standing acquisition program and expects to continue acquiring businesses. Typically, the Company considers acquiring bolt-ons. Acquisitions of this type involve numerous risks, which may include potential difficulties in integrating the business into existing operations, increasing dependency on the markets served by certain businesses, and increased debt to finance the acquisitions. The Company also considers the acquisition of businesses which can operate independently of existing operations, which has an increased possibility of diverting management's attention from its core operations.

        Material costs are a significant component of the Company's cost structure.    The Company utilizes petroleum based products, steel and other commodities in its manufacturing processes. Raw materials account for approximately 72% of the Company's cost of goods sold. Significant increases in the price of these materials may not be recovered through sale price and could adversely affect operating results. The Company also relies on global sources of raw materials, which could be adversely impacted by slow or unfavorable shipping or trade arrangements, and global economic conditions.

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

        The products manufactured may become obsolete due to design or technology changes.    The Company's future operating success may depend upon its ability to redesign or find new applications for its current products or develop new products.

        The Company faces increased international competition.    The tire and wheel, power transmission belt and on-highway braking businesses compete against companies that leverage low cost manufacturing through facilities located outside the United States. While the Company has been price competitive, it may need to adjust its operating strategies to remain competitive against the off-shore competition.

        The Company is expanding its operations into China.    To compete globally against low-cost manufacturers with operations located outside the United States, the Company has expanded many of its operations into China. Conducting operations within China may cause the Company to be impacted by the political environment within China and trade relations between the United States and Chinese governments. Many of the products manufactured in China are sold in the North American market. Therefore the Company may be impacted by the cost and availability of shipping channels and amount of time required to ship the goods to the intended market. Revenues for sales of products manufactured in China for the North American market are generated predominately in U.S. Dollars. Many of the obligations incurred by these operations are settled in Chinese Renminbi or Hong Kong Dollars. Should the U.S. Dollar weaken significantly against the Renminbi or Hong Kong Dollar, the Company's results of operations could be adversely affected. The Company continues to monitor developments in China that may affect its strategy and will hedge its currency risk exposure when deemed effective and prudent. Recent tax law changes in China to reduce value added tax refunds on exported products and to conform income tax laws for both domestic and foreign owned companies may increase tax burdens for Carlisle's in-country operations.

        The Company plans to grow through expansion of international sales.    As the Company strives to reach this strategic goal, the Company may be impacted by the political environment in various countries and government trade relations with the U.S., as well as local country market factors. International sales expansion may also require an additional commitment to the Company's level of working capital.

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

        The Company may be affected by credit market uncertainty.    Continued or further credit market tightness or sustained market downturns may curtail construction activities and reduce customer spending, thereby adversely affecting the Company's operating results and affecting inventory values, particularly in the construction materials business.

        The Company has significant concentrations in the general construction and lawn and garden markets.    For the year ended December 31, 2007, approximately 47% of the Company's revenues, and 65% of its operating income were generated by the Construction Materials segment. Construction spending is affected by economic conditions, changes in interest rates, demographic and population shifts, and changes in construction spending by federal, state, and local governments. A decline in the commercial construction market, as well as certain other operations of the Company, could adversely affect the Company's performance.

        The construction business competes through pricing, among other factors. Increased competition in this business has and could continue to place negative pressure on operating results in future periods.

        Approximately 28% of revenues for the year ended December 31, 2007, and 22% of its operating income were generated by the Company's Industrial Components segment. The businesses in this segment rely heavily on the condition of the lawn and garden market. Softening in this market could place negative pressure on the Company's results of operations.

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

Item 1B—Unresolved Staff Comments

        None.

Item 2.    Properties

        The number, type, location and size of the Company's properties as of December 31, 2007 are shown on the following charts, by segment.

				Square Footage (000's)
	Number and Nature of Facilities
Segment
	Manufacturing(1)	Warehouse(2)	Office	Owned	Leased
Construction Materials	31	7	17	3,400	1,321
Industrial Components	16	31	8	3,943	2,376
Specialty Products	8	1	1	813	318
Transportation Products	4	1	0	672	0
General Industry (Other)	12	8	2	851	946
Discontinued Operations	2	0	1	441	24
Corporate	0	0	4	0	25

	Locations
Segment	North America	Europe	China
Construction Materials	54	1	0
Industrial Components	49	0	6
Specialty Products	7	2	1
Transportation Products	5	0	0
General Industry (Other)	21	0	1
Discontinued Operations	2	1	0
Corporate	2	0	2

(1)
Also includes facilities which are combined manufacturing, warehouse and office space.

(2)
Also includes facilities which are combined warehouse and office space.

Item 3.    Legal Proceedings

        The Company may be involved in various legal actions from time to time arising in the normal course of business. In the opinion of management, the ultimate outcome of such actions will not have a material adverse effect on the consolidated financial position of the Company, but may have a material impact on the Company's results of operations for a particular period.

Item 4.    Submission of Matters to a Vote of Security Holders.

        Not applicable.

Part II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        The Company's common stock is traded on the New York Stock Exchange. As of December 31, 2007, there were 1,933 shareholders of record.

        Quarterly cash dividends paid and the high and low prices of the Company's stock on the New York Stock Exchange in 2007 and 2006 were as follows:

2007	First	Second	Third	Fourth
Dividends per share	$0.135	$0.135	$0.145	$0.145
Stock Price
High	$47.21	$47.83	$51.54	$49.23
Low	$38.90	$40.88	$44.61	$36.42
2006*	First	Second	Third	Fourth
Dividends per share	$0.125	$0.125	$0.135	$0.135
Stock Price
High	$41.28	$44.50	$42.75	$45.18
Low	$33.80	$37.79	$36.66	$39.12

*
Adjusted for the 2-for-1 stock split in March 2007, see Note 1 in the Notes to the Consolidated Financial Statements in Item 8.

        The Company's repurchases of equity securities for the period from October 1, 2007 through December 31, 2007 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2007	289,500	$40.00	289,500	2,885,695
November 1 - 30, 2007	737,450	39.35	737,450	2,148,245
December 1- 31, 2007	401,488	39.89	401,488	1,746,757

Total	1,428,438	$39.63	1,428,438	1,746,757

        On August 1, 2007, the Board of Directors authorized the repurchase of an additional 2,500,000 shares of the Company's common stock. The program was originally approved on November 3, 1999, and was reactivated on August 17, 2004. At the time of the authorization, the Company had the authority to purchase 741,890 split-adjusted shares of common stock.

        On February 12, 2008, the Board of Directors authorized the repurchase of an additional 1,400,000 shares of the Company's common stock.

Item 6.    Selected Financial Data.

Five-Year Summary

        In thousands except shareholders of record and per share data

	2007	2006*	2005*	2004*	2003*
Summary of Operations
Net sales	$2,876,383	$2,559,410	$2,193,904	$1,982,694	$1,671,228
Gross margin	$583,253	$524,141	$452,600	$398,712	$342,274
Selling & administrative expenses	$286,056	$241,640	$212,353	$199,713	$177,161
Research & development	$17,392	$15,087	$15,387	$14,630	$14,875
Other (income) expense, net	$(49,581)	$(10,634)	$(759)	$—	$(4,203)
Earnings before interest and income taxes	$329,386	$278,048	$225,619	$184,369	$154,441
Interest expense, net	$10,044	$20,313	$15,903	$14,382	$13,924
Income from continuing operations, net of tax	$213,021	$178,793	$143,441	$117,425	$94,807
Basic earnings per share	$3.46	$2.92	$2.33	$1.89	$1.54
Diluted earnings per share	$3.40	$2.87	$2.31	$1.87	$1.54
Income (loss) from discontinued operations, net of tax	$2,616	$38,282	$(28,293)	$(30,846)	$(5,518)
Basic earnings per share	$0.04	$0.63	$(0.46)	$(0.50)	$(0.09)
Diluted earnings per share	$0.04	$0.62	$(0.46)	$(0.49)	$(0.09)
Net income	$215,637	$217,075	$115,148	$86,579	$89,289
Basic earnings per share	$3.50	$3.54	$1.87	$1.39	$1.45
Diluted earnings per share	$3.44	$3.49	$1.85	$1.38	$1.45
Financial Position
Net working capital(1)	$635,005	$536,668	$312,189	$283,191	$226,180
Property, plant and equipment, net (continuing operations)	$537,637	$458,480	$427,722	$380,411	$367,913
Total assets	$1,988,794	$1,907,086	$1,590,083	$1,516,185	$1,442,947
Long-term debt(3)	$262,809	$274,658	$283,297	$259,554	$267,746
% of total capitalization(2)	19.0	22.1	27.3	26.7	29.5
Shareholders' equity	$1,118,895	$967,322	$753,967	$713,431	$639,907
Other Data
Average shares outstanding—basic	61,692	61,240	61,472	62,064	61,410
Average shares outstanding—diluted	62,630	62,236	62,156	62,818	61,726
Dividends paid	$34,743	$32,010	$29,608	$27,960	$26,695
Per share	$0.56	$0.52	$0.48	$0.45	$0.43
Capital expenditures	$82,510	$95,479	$108,242	$77,623	$42,241
Depreciation & amortization	$65,874	$59,836	$56,322	$61,065	$60,366
Shareholders of record	1,933	1,725	1,991	1,934	2,015

*
2006 and prior figures have been revised to reflect the change in accounting for inventory, discontinued operations and certain reclassifications to conform to 2007 presentation. All share and per share data has been revised for the 2-for-1 stock split. See notes 1 and 18 to the Consolidated Financial Statements in Item 8.

(1)
Net working capital defined as total current assets less total current liabilities.

(2)
% of total capitalization defined as long-term debt divided by long-term debt plus shareholder's equity.

(3)
Long-term debt includes discontinued operations of $0 at December 31, 2006 and 2007; $871 at December 31, 2005; $1,170 at December 31, 2004; and $1,280 at December 31, 2003.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

        Carlisle Companies Incorporated ("Carlisle", the "Company", "we" or "our") is a diversified manufacturing company focused on achieving profitable growth internally through new product development and product line extensions, and externally through acquisitions that complement our existing technologies, products and market channels. The Company has approximately 13,000 employees. During 2007, Carlisle managed its businesses under three operating groups, Construction Materials, Industrial Components and Diversified Components, and reported five financial reporting segments:

  •
  Construction Materials:  the "construction materials" business;

  •
  Industrial Components:  the "tire and wheel" business; and the "power transmission belt" business;

  •
  Specialty Products:  the "on-highway braking" business; and the "off-highway braking" business;

  •
  Transportation Products:  the "specialty trailer" business;

  •
  General Industry:  the "high-performance wire and cable" business; the "refrigerated truck bodies" business; and the "foodservice products" business.

        The Diversified Components group consists of the Specialty Products, Transportation Products and General Industry segments.

        While Carlisle has offshore manufacturing operations, the markets served by the Company are primarily in North America. Management focuses on maintaining a strong and flexible balance sheet, continued year over year improvement in sales, operating margins and earnings, globalization, and improving cash flow from operations. Resources are allocated among the operating companies based on management's assessment of their ability to obtain leadership positions and competitive advantages in the markets they serve.

        For a more in-depth discussion of the results discussed in this "Executive Overview," please refer to the discussion on "Financial Reporting Segments" presented later in "Management's Discussion and Analysis."

        Net sales for the year ended December 31, 2007 were 12% higher than for the year ended December 31, 2006. Organic growth (defined as the increase in net sales excluding the impact of acquisitions and divestitures within the last twelve months as well as the impact of changes in foreign exchange rates), across all segments accounted for 7% of the improvement. Acquisitions in the Construction Materials segment contributed $125.4 million, or approximately 5% of the year-over-year growth. The impact of foreign exchange rates was less than 1%. Income from continuing operations improved 19% for the current year as compared to 2006. Income from continuing operations for 2007 included an after-tax gain of $29.9 million, or $0.48 per diluted share, on the sale of the Company's interest in the European roofing company, Icopal, on July 31, 2007. Partially offsetting this gain were net after-tax charges of $7.9 million, or $0.13 per diluted share, taken in the Specialty Products segment. For more detail on these charges, refer to the discussion on "Financial Reporting Segments." Income from continuing operations for the year ended December 31, 2006 included an after-tax gain of $3.7 million, or $0.06 per diluted share, related to the curtailment of certain retiree medical benefits. For more information regarding the change in income from continuing operations from 2006 to 2007, refer to "Income from continuing operations" on page 17.

        Net sales for the year ended December 31, 2006 were 17% higher than for the year ended December 31, 2005. Organic growth, primarily within the Construction Materials segment, and to a lesser extent, the General Industry and Transportation Products segments, accounted for approximately $321.6 million or 88% of the improvement. Acquisitions in the Specialty Products segment contributed $35.7 million, or approximately 10% of the year-over-year growth. The impact of foreign exchange rates accounted for the remaining 2%. Income from continuing operations improved 25% for the year ended

December 31, 2006 as compared to 2005. With the exception of the Specialty Products segment, which declined year-over-year primarily as a result of higher raw material costs and integration costs associated with acquisitions, all segments reported improvement over the prior year. The largest contributor to the year-over-year growth was the Construction Materials segment.

        On August 31, 2007, the Company effectively terminated the existing accounts receivable securitization facility and subsequently executed a new agreement, thereby retaining control of the receivables. As a result, at December 31, 2007, the receivables and related debt are included on the Consolidated Balance Sheet. Effective with this change, the Company has recorded interest expense in the second half of 2007 related to the debt. Prior to this date, fees related to the securitization program were recorded in Other income, net, in the Company's Consolidated Statements of Earnings and Comprehensive Income.

        On June 12, 2007, the Company announced the resignation of Richmond D. McKinnish as President and Chief Executive Officer and the appointment of David A. Roberts as Chairman, President and Chief Executive Officer. Mr. Roberts assumed his duties on June 21, 2007.

        Effective January 1, 2007, the Company changed its method of valuing certain inventories from the last-in, first-out ("LIFO") method to the first-in, first-out ("FIFO") method. Prior year figures have been restated to conform to this change. If the Company had determined the cost of its inventories by the LIFO method, income from continuing operations would have been $2.5 million lower for the year ended December 31, 2007, or $0.04 per diluted share. The consolidated statements of earnings for the years ended December 31, 2006 and 2005, and the consolidated balance sheet at December 31, 2006 have been revised to reflect this change, resulting in an increase in income from continuing operations of $1.4 million, or $0.02 per diluted share, and $8.8 million, or $0.14 per diluted share, for the years ended December 31, 2006 and 2005, respectively, and an increase in inventories and retained earnings at December 31, 2006 of $40.2 million and $25.1 million, respectively.

  2007 Compared to 2006

        Net sales of $2.88 billion for the year ended December 31, 2007 were $317.0 million, or 12%, above 2006 net sales of $2.56 billion. Organic growth of 7% was driven by increased sales volumes across all reporting segments with the exception of the Transportation Products segment. Increased sales volumes, excluding the impact of acquisitions, accounted for approximately 57% of the growth. The acquisition of Insulfoam in the Construction Materials segment contributed $125.4 million, or approximately 40% of the year-over-year growth.

        Cost of goods sold of $2.29 billion for the twelve months ended December 31, 2007 were $257.9 million, or 13% higher than in 2006. Over 45% of the increase was related to higher raw material costs driven by higher sales volumes, while acquisitions contributed 43% of the increase. Increased labor and overhead expenses, including those related to plant start-up activities, accounted for approximately 11% of the year-over-year change.

        Gross margin (net sales less cost of goods sold expressed as a percent of net sales) of 20.3% recognized in 2007 declined slightly as compared to gross margin of 20.5% recognized in 2006. Margin erosion in the Construction Materials segment reflecting a decrease in selling prices, and in the Transportation Products segment reflecting increased labor and overhead associated with plant start-up activities, were the primary reasons for the change. The Company expects competitive pricing pressures to continue in 2008. In addition, price volatility in energy costs, and petroleum based and commodity raw materials may cause cost of goods sold to increase disproportionately to sales volume. The Company may not be able to recover all increases in cost of goods sold through selling price increases.

        Selling and administrative expenses of $286.1 million for the year ended December 31, 2007 were approximately 18% above $241.6 million in 2006. The increase was due primarily to an increase in variable selling expenses, the most significant being sales commissions. Such expenses typically increase or decrease with the level of sales. Also impacting 2007 were expenses of $6.6 million related to a change in executive management, higher selling and administrative expenses at Insulfoam and increased allowances for doubtful accounts. As a percent of net sales, selling and administrative expenses were approximately 9.9% and 9.4% for the years ended December 31, 2007 and 2006, respectively.

        Research and development expenses of $17.4 million for the twelve months ended December 31, 2007 increased 15% from $15.1 million in 2006. As a percent of net sales, research and development expenses were 0.6% of sales in both 2007 and 2006.

        Other income, net of $49.6 million for the twelve months ended December 31, 2007 compared to other income, net of $10.6 million for the same period in 2006. Results for the 2007 period included a gain of $47.0 million related to the sale of Icopal ($48.5 million gain recognized in Other income, net in the Construction Materials segment, offset by $1.5 million loss recognized in Other income, net in Corporate), $8.8 million of proceeds received from certain legal actions initiated by the Company and insurance proceeds, and equity income from Icopal of $2.0 million. Partially offsetting these gains and equity income was a $4.7 million charge related to the U.K. braking business, expenses of $3.5 million associated with the securitization program, and asset charges of $3.4 million related to closed facilities. Results for the 2006 period included $8.2 million of proceeds received from certain legal actions initiated by the Company and insurance proceeds, a gain of $5.6 million related to the curtailment of certain retiree medical benefits, and equity earnings from Icopal of $6.0 million. Partially offsetting these gains were expenses of $4.3 million associated with the securitization program, losses of $2.5 million related to an arbitration proceeding concerning the termination of a supply agreement, $1.3 million of lease termination costs and $1.2 million of asset charges at a closed facility.

        Earnings before interest and income taxes ("EBIT" or "earnings") for the year ended December 31, 2007 were $329.4 million, an 18% improvement over $278.0 million recognized in 2006. The increase is primarily due to the previously mentioned gain on the sale of Icopal. As a percent of sales, EBIT improved to 11.5% in 2007, up from 10.9% in 2006.

        Interest expense, net of $10.0 million for the twelve months ended December 31, 2007 was $10.3 million less than interest expense, net of $20.3 million in 2006. Interest expense in 2007 was reduced by interest income of $6.6 million recovered from Icopal, and $2.1 million on the investment of the proceeds received from the Icopal sale. Also contributing to the favorable comparison was higher interest expense in 2006 related to the issuance of 6.125% $150 million ten-year notes issued in August 2006 in anticipation of the redemption of the Company's 7.25% $150 million notes which matured and were redeemed in January 2007. The net proceeds of the August 2006 notes were used in the interim period to repay all amounts outstanding under the Company's uncommitted line of credit, to reduce the trade accounts receivable sold under the Company's receivables securitization facility and for general corporate purposes.

        Income tax expense was $106.3 million for the year ended December 31, 2007, which represented an effective tax rate of 33.3%, compared to income tax expense of $78.9 million in 2006, which represented an effective tax rate of 30.6%. Income tax expense in 2006 included benefits related to tax law changes and the favorable settlement of certain tax liabilities of $4.3 million and $1.1 million, respectively.

        The Company participated in the U.S. Internal Revenue Service's real time audit program, Compliance Assurance Process ("CAP"), during 2007 and 2006. Under the CAP program, material tax issues and initiatives were disclosed to the IRS throughout the year with the objective of reaching agreement as to the proper reporting treatment. The Company received a no change letter from the IRS for tax year 2006. The Company believes that this approach reduced tax-related uncertainties, enhanced transparency and reduced administrative costs. The Company expects to continue participating in the CAP program in 2008.

        Income from continuing operations was $213.0 million, or $3.40 per diluted share, for the year ended December 31, 2007, a 19% improvement over $178.8 million, or $2.87 per diluted share, for the year ended December 31, 2006. Results for the year ended December 31, 2007 included an after-tax gain of $0.48 per diluted share on the sale of Icopal, the recovery of previously reserved interest of $0.07 per diluted share owed from Icopal, and gains of $0.09 per diluted share on proceeds received from certain legal proceedings initiated by the Company. Partially offsetting these gains were after-tax charges of $0.08 per diluted share related to the facility and management transition of an acquired U.K. off-highway braking business, expenses of $0.07 per diluted share related to changes in executive management, as well as asset impairment and restructuring costs related to the closure of an on-highway brake facility in Fredericksburg, Virginia totaling $0.06 per diluted share, net of a $0.8 million after-tax gain on the sale of that facility, and asset charges of $0.04 per diluted share related to the closure of certain operations within the Industrial Components segment. Results for the year ended December 31, 2006 included a reduction in income tax expense of $0.09 per diluted share related to tax law changes and the favorable settlement of certain tax liabilities, a gain of $0.06 per diluted share related to the curtailment of retiree medical benefits and gains of $0.09 per diluted share on proceeds received from certain legal proceedings. Partially offsetting these gains was a loss of $0.03 per diluted share related to an arbitration proceeding concerning the termination of a supply arrangement and asset charges of $0.03 per diluted share.

        Income from discontinued operations for the year ended December 31, 2007 was $3.4 million as compared to $40.6 million in 2006. 2006 results included the gain on the sale of the systems and equipment businesses of $41.3 million.

        Income from discontinued operations, net of tax, for the year ended December 31, 2007 was $2.6 million, or $0.04 per diluted share, as compared to $38.3 million, or $0.62 per diluted share in 2006. The effective tax rate for discontinued operations was 24.1% and 5.8%, respectively, for the years ended December 31, 2007 and 2006. The lower rate in 2006 was a result of the utilization of carryforward attributes and the realization of non-taxable gains.

        Net income of $215.6 million, or $3.44 per diluted share, for the year ended December 31, 2007 compared to net income of $217.1 million, or $3.49 per diluted share, for the year ended December 31, 2006.

  2006 Compared to 2005

        Net sales of $2.56 billion for the year ended December 31, 2006 were $365.5 million, or 17%, above 2005 net sales of $2.19 billion. Organic growth, primarily in the Construction Materials and to a lesser extent, the Transportation Products and General Industry segments, contributed approximately 88% of the improvement. Increased sales volumes, excluding the impact of acquisitions, accounted for approximately 73% of the growth, while higher selling prices accounted for approximately 15%. Acquisitions within the Specialty Products segment contributed $35.7 million, or approximately 10% to the year-over-year growth. The impact of changes in foreign currency rates accounted for approximately 2% of the improvement.

        Cost of goods sold of $2.04 billion for the twelve months ended December 31, 2006 were $294.0 million, or 17% higher than in 2005. An increase in raw material costs accounted for approximately 85% of the increase, and was primarily driven by higher sales volumes, and to a lesser extent, higher raw material prices.

        Gross margin of 20.5% recognized in 2006 was consistent with the gross margin of 20.6% recognized in 2005 as increased selling prices were generally effective in offsetting increased raw material costs.

        Selling and administrative expenses of $241.6 million for the year ended December 31, 2006 were approximately 14% above $212.4 million in 2005. The increase was due primarily to an increase in variable selling expenses, the most significant being sales commissions. Also impacting 2006 as compared to 2005 was the Company's recording of $3.5 million of stock option expense, which began in the first quarter of 2006. As a percent of net sales, selling and administrative expenses were approximately 9.4% and 9.7% for the years ended December 31, 2006 and 2005, respectively.

        Research and development expenses of $15.1 million for the twelve months ended December 31, 2006 decreased from $15.4 million in 2005. As a percent of net sales, research and development expenses were 0.6% of sales in 2006, versus 0.7% of sales in 2005.

        Other income, net of $10.6 million for the twelve months ended December 31, 2006 compared to other income, net of $0.8 million for the same period in 2005. Results for the 2006 period included $8.2 million of proceeds received from certain legal actions initiated by the Company and insurance proceeds, a gain of $5.6 million related to the curtailment of certain retiree medical plans, and equity earnings from Icopal of $6.0 million. Partially offsetting these gains were expenses of $4.3 million associated with the securitization program, losses of $2.5 million related to an arbitration proceeding concerning the termination of a supply agreement, $1.3 million of lease termination costs and $1.2 million of asset charges at a closed facility.

        Included in 2005 results was a gain of $4.9 million on proceeds received from certain legal actions initiated by the Company and gains of $1.6 million recognized on the sale of certain assets. Also included in 2005 results were equity earnings from the Company's joint ventures of $3.6 million. Offsetting these gains was a charge of $4.0 million related to a lease arrangement for a closed facility in the General Industry segment, expenses of $4.3 million related to the Company's securitization program and foreign exchange losses recorded on subsidiary debt of $1.4 million.

        Earnings before interest and income taxes ("EBIT" or "earnings") for the year ended December 31, 2006 were $278.0 million, a 23% improvement over $225.6 million recognized in 2005. As a percent of sales, EBIT improved to 10.9% in 2006, up from 10.3% in 2005. The Construction Materials segment posted the largest improvement and accounted for the majority of the year-over-year increase. The General Industry and Transportation Products segments also reported strong growth in 2006, while results in the Industrial Components and Specialty Products segments decreased from the prior year.

        Interest expense, net of $20.3 million for the twelve months ended December 31, 2006 was 28% higher than interest expense, net of $15.9 million in 2005. Interest expense in 2006 was impacted by the issuance of 6.125% $150 million ten-year notes issued in August 2006. An increase in interest rates and slightly higher average borrowings offset lower capitalized interest relating to decreased capital spending as compared to 2005. The increase in interest expense year-over-year was partially offset by higher interest income, reflecting higher short-term investments as compared to 2005.

        Income tax expense of $78.9 million in 2006 represented an effective tax rate of 30.6% and included benefits related to tax law changes and the favorable settlement of certain tax liabilities of $4.3 million and $1.1 million, respectively. Income tax expense of $66.3 million in 2005 represented an effective tax rate of 31.6% and included a benefit of $3.0 million related to a favorable adjustment of the Company's tax liabilities resulting from the final settlement of the 2002 and 2003 federal tax filings and certain state tax filings from 1997 to 1999.

        Income from continuing operations was $178.8 million, or $2.87 per diluted share, for the year ended December 31, 2006, a 25% improvement over $143.4 million, or $2.31 per diluted share, for the year ended December 31, 2005.

        Income from discontinued operations for the year ended December 31, 2006 was $40.6 million as compared to a loss of $35.7 million in 2005. 2006 results included the gain on the sale of the systems and equipment businesses of $41.3 million. 2005 results included an impairment charge against fixed assets as well as a loss on the sale of substantially all of the assets of the Company's discontinued automotive components operations, which in combination totaled approximately $29.2 million before taxes. Also impacting 2005 results were after-tax reserves of $7.2 million recorded against the retained accounts receivable of the automotive components business related to the Chapter 11 bankruptcy filing of Delphi Corporation on October 8, 2005 as well as losses associated with the liquidation of the remaining assets of this business.

        Income from discontinued operations, net of tax, for the year ended December 31, 2006 was $38.3 million, or $0.62 per diluted share, as compared to a loss of $28.3 million, or $0.46 per diluted share in 2005. The effective tax rate for discontinued operations was 5.8% and 20.8%, respectively, for the years ended December 31, 2006 and 2005. The lower rate in 2006 was a result of the utilization of carryforward attributes and the realization of non-taxable gains. The benefit rate in 2005 resulted from the reserve of certain deferred tax assets related to loss carryforwards the Company believed may not be realized.

        Net income of $217.1 million, or $3.49 per diluted share, for the year ended December 31, 2006 was 89% higher than $115.1 million, or $1.85 per diluted share, for the year ended December 31, 2005.

  Acquisitions

        On May 1, 2007, the Company acquired 100% of the equity of Insulfoam LLC ("Insulfoam") from Premier Industries, Inc., a privately held company, headquartered in Tacoma, Washington, for approximately $167.0 million. An additional working capital payment of $1.3 million was made in February 2008. Insulfoam is a leading manufacturer of block molded expanded polystyrene products used primarily as insulation in building and other construction applications. Insulfoam is under the management direction of the construction materials business, which is included in the Construction Materials segment. Of the $21.7 million of acquired intangible assets, $10.2 million was assigned to the trade name that is not subject to amortization, while the remaining acquired intangibles of $11.5 million were allocated primarily to customer related intangibles, which are being amortized over the assets' determinable useful life of 10 years. The goodwill from this acquisition is deductible for tax purposes.

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

        On January 29, 2007, the Company purchased the assets of Dongguan Qiaotou Yichang Wire and Cable Assembly Factory, located in Guangdong, China, specializing in complex cable assemblies and wire harnesses for medical and industrial applications, for consideration of $3.1 million and contingent additional payments of up to $4.0 million based on the acquired company's future earnings. Operating results for this operation since the acquisition date are included in the General Industry segment. The purchase price allocation resulted in goodwill of approximately $1.5 million and identified intangible assets of $1.0 million with a weighted-average life of 5.7 years. Identified intangible assets consist primarily of customer relationships valued at $0.7 million, with a weighted-average life of 4 years, and other agreements valued at $0.3 million with a weighted-average life of 9 years. The goodwill from this acquisition is not deductible for tax purposes.

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

        In July 2005, the Company acquired the heavy-duty brake lining and brake shoe assets of Zhejiang Kete ("Kete") located in Hangzhou, China, for approximately $34.2 million, resulting in goodwill of $26.5 million and identified intangible assets of $2.5 million, with a weighted-average life of 5.1 years. Identified intangible assets consist primarily of customer relationships and distribution agreements valued at $1.5 million with a weighted-average life of 5 years, formulas valued at $0.7 million with a weighted-average life of 5.2 years, and other intangible assets valued at $0.3 million with a weighted-average life of 5 years. Operating results for this operation since the acquisition date are included in the Specialty Products segment. The goodwill from this acquisition is deductible for tax purposes.

Financial Reporting Segments

        The following table summarizes segment net sales and EBIT. The amounts for each segment should be referred to in conjunction with the applicable discussion below.

			Increase (Decrease)				Increase (Decrease)
In thousands, except percentage
	2007	2006*	Amount	Percent	2006*	2005*	Amount	Percent
Net Sales
Construction Materials	$1,365,403	$1,111,184	$254,219	23%	$1,111,184	$865,652	$245,532	28%
Industrial Components	799,908	764,506	35,402	5%	764,506	747,859	16,647	2%
Specialty Products	181,396	174,478	6,918	4%	174,478	138,899	35,579	26%
Transportation Products	189,828	183,006	6,822	4%	183,006	154,474	28,532	18%
General Industry	339,848	326,236	13,612	4%	326,236	287,020	39,216	14%

	$2,876,383	$2,559,410	$316,973	12%	$2,559,410	$2,193,904	$365,506	17%

Earnings Before Interest and Income Taxes
Construction Materials	$240,577	$175,870	$64,707	37%	$175,870	$136,721	$39,149	29%
Industrial Components	58,892	59,876	(984)	-2%	59,876	61,824	(1,948)	-3%
Specialty Products	5,108	9,697	(4,589)	-47%	9,697	17,515	(7,818)	-45%
Transportation Products	28,283	30,876	(2,593)	-8%	30,876	21,294	9,582	45%
General Industry	38,196	30,189	8,007	27%	30,189	17,646	12,543	71%
Corporate	(41,670)	(28,460)	(13,210)	-46%	(28,460)	(29,381)	921	3%

	$329,386	$278,048	$51,338	18%	$278,048	$225,619	$52,429	23%

*
2006 and 2005 figures have been revised for the change in accounting for inventory and to exclude discontinued operations.

Construction Materials

  2007 Compared to 2006

        Net sales in the Construction Materials segment were $1.37 billion for the year ended December 31, 2007, an increase of 23% over $1.11 billion recognized in 2006, representing growth in the insulation and thermoplastic polyolefin ("TPO") product lines. The acquisition of Insulfoam contributed $125.4 million in the current year.

        Segment EBIT of $240.6 million for the twelve months ended December 31, 2007 represented a 37% improvement over 2006. EBIT as a percentage of sales ("EBIT margin") was 17.6% in 2007 as compared to 15.8% in 2006. Current year results reflected a $48.5 million gain on the sale of Icopal, and accounted for the increase in EBIT margin. The overall increase in net sales combined with EBIT resulting from the Insulfoam acquisition had a positive impact on earnings for the year; however, competitive pricing, a less favorable sales mix, and higher expenses associated with new plants and marketing programs had a negative impact on earnings as a percent of sales.

        Net sales and EBIT are generally higher for this segment in the second and third quarters of the year due to increased construction activity during these periods. Sales and earnings for this segment, excluding Icopal, are expected to grow in 2008; however the Company faces many uncertainties in the coming year, including possible declines in the retail and warehousing market segments, competitive pricing pressure, and possible increases in raw material costs. In addition, the acquisition of Insulfoam increased the Company's exposure to the residential market, and accordingly, could have an unfavorable impact on operating results as compared to prior periods.

  2006 Compared to 2005

        Net sales in the Construction Materials segment were $1.11 billion for the year ended December 31, 2006, an increase of 28% over $865.7 million recognized in 2005, representing growth in all product lines.

The improvement over the prior-year was attributable primarily to higher volumes of thermoplastic polyolefin ("TPO") membrane and insulation reflecting the expansion of the Company's geographic reach and focus on total system sales.

        Segment EBIT of $175.9 million for the twelve months ended December 31, 2006 represented a 29% improvement over 2005. EBIT as a percentage of sales ("EBIT margin") was 15.8% in both 2006 and 2005. 2006 results reflected equity income of $6.0 million related to Icopal, up from $2.5 million recognized in 2005. Results for the year ended December 31, 2006 also included gains of $5.6 million and $0.8 million related to proceeds received on legal actions initiated by the Company and insurance proceeds, respectively. Results for the 2005 year included gains of $1.3 million recorded from the receipt of insurance proceeds, as well as $0.8 million recognized on the sale of property. The favorable impact of gains from the proceeds of legal actions and higher equity earnings on EBIT margins offset the impact of higher raw material costs and an unfavorable product mix.

Industrial Components

  2007 Compared to 2006

        Net sales for the year ended December 31, 2007 were $799.9 million, a 5% increase over net sales in the prior year. Net sales in the tire and wheel business were 6% above 2006 levels, and more than offset a 3% decline in net sales of power transmission belts. Growth in the tire and wheel business reflected higher sales in the commercial outdoor power equipment, ATV and replacement markets, which offset lower sales of styled wheels and high-speed trailer tires. Selling price increases implemented to offset higher raw material costs contributed to approximately half of the increase, and helped to offset lower demand in the consumer outdoor power equipment market. The reduction of power transmission belt sales reflected decreased demand in the lawn and garden and recreational markets, which offset an increase in the agricultural and distribution markets.

        Segment EBIT for the twelve months ended December 31, 2007 was $58.9 million, a reduction of $1.0 million as compared to $59.9 million in 2006. EBIT margin was 7.4% in 2007 as compared to 7.8% in 2006. EBIT in the tire and wheel business increased 5% year-over-year, but was offset by a significant reduction in the power transmission belt business as described below. Results for the current year period were negatively impacted by asset charges of $3.4 million related to the closure of certain tire and wheel and power transmission belt business operations, and offset a $0.7 million gain resulting from proceeds received from certain legal actions initiated by the Company. Earnings in the 2006 period reflected a $5.6 million gain on the curtailment of certain retiree medical benefits for the power transmission belt business, and a $1.5 million gain on the settlement of certain legal actions initiated by the Company. Offsetting these gains in the 2006 period were lease termination charges of $1.3 million and asset charges of $1.2 million on a closed power transmission belt facility.

        Net sales and EBIT are generally higher in the first half of the year due to peak sales volumes in the outdoor power equipment market. The Company anticipates continued softness in many of the markets in this segment heading into 2008. The Company is also susceptible to fluctuation in the price of crude oil, and while it has been successful at combating increases in raw material costs with increases in selling prices, the ability to continue this practice and the impact on customer demand is uncertain. The Company plans to take actions to contain costs, to combat potential lower demand and to increase sales in other markets; however, market softness and increasing raw material costs may suppress earnings growth in subsequent periods. The Company could also be negatively impacted by cost and availability of shipping channels and the amount of time required to ship product manufactured in China.

  2006 Compared to 2005

        Net sales for the year ended December 31, 2006 were $764.5 million, a 2% increase over net sales in the prior year. Net sales in the tire and wheel business were 3% above 2005 levels, primarily reflecting an increase in selling prices. Increased sales in the commercial outdoor power equipment, high-speed trailer, all terrain vehicles ("ATV") and replacement markets offset lower sales in the consumer power equipment market. Sales in the power transmission belt business were flat compared to last year. Sales were higher in commercial outdoor power equipment and distribution channels, and offset reduced sales of lower-margin business.

        Segment EBIT for the twelve months ended December 31, 2006 was $59.9 million, representing a 3% decrease as compared to 2005. Included in 2006 results was a curtailment gain of $5.6 million on retiree medical benefits, a $1.5 million gain resulting from proceeds received from certain legal actions initiated by the Company, and a $0.6 million gain on the sale of property. These gains offset lease termination costs of $1.3 million and asset charges related to closed facilities of $1.2 million. Results for 2005 included a gain of $3.6 million related to proceeds from legal actions. As a percent of sales, EBIT margins decreased to 7.8% in 2006, down from 8.3% in 2005.

Specialty Products

  2007 Compared to 2006

        Net sales of $181.4 million for this segment in 2007 increased $6.9 million, or 4% from the prior year. Sales of off-highway products increased 8% over the prior year, reflecting increased demand in the mining and heavy construction segments. Sales of on-highway products were down 3% compared to the prior year, impacted by the 2006 pre-buy of heavy-duty trucks associated with certain legislation regarding changes in emission standards enacted by the Environmental Protection Agency ("EPA") effective in 2007.

        Segment EBIT fell to $5.1 million for the year ended December 31, 2007, a decrease of $4.6 million compared to $9.7 million in the prior year. Results in the current year reflected a $4.7 million charge related to the facility and management transition of an acquired operation in Wales, U.K., and $5.9 million of pre-tax charges related to asset impairment charges and the closure of an on-highway facility in Fredericksburg, VA, offset by a $1.3 million gain on the sale of the Fredericksburg facility. The negative impact of these items was partially offset by the improved sales performance of off-highway products and cost containment initiatives in the on-highway braking business.

        The braking business' off-highway products are usually not subject to seasonality while the sales and earnings for the on-highway products tend to be strongest in the second quarter to coincide with increased truck and trailer maintenance typically scheduled in the spring. The negative impact on demand related to EPA legislation enacted in 2007 may continue to affect earnings well into 2008. The Company has secured and continues to aggressively pursue replacement business in the aftermarket to mitigate a portion of the decline in demand. From time to time, the Company is subject to constraints in the availability of raw materials as well as to volatility in the costs of these raw materials. While these businesses have not experienced significant raw material constraints, management has seen some price volatility in recent periods and anticipates further volatility in 2008, which could negatively impact future earnings. The Company could also be negatively impacted by cost and availability of shipping channels and the amount of time required to ship product manufactured in China.

  2006 Compared to 2005

        Net sales of $174.5 million for this segment in 2006 increased $35.6 million, or 26% from 2005. Sales of off-highway products increased 53% over 2005, reflecting the acquisition of the off-highway brake assets of ArvinMeritor, Inc. Sales of on-highway products were down slightly as compared to 2005.

        Segment EBIT fell to $9.7 million for the year ended December 31, 2006, a decrease of 45% from 2005. As a percent of sales, EBIT fell to 5.6% in 2006, down from 12.6% in 2005. Positive earnings from off-highway products relating to the ArvinMeritor asset acquisition were offset by manufacturing inefficiencies and charges associated with the integration of the Kete acquisition.

Transportation Products

  2007 Compared to 2006

        Net sales in the Transportation Products segment were $189.8 million for the year ended December 31, 2007, an increase of $6.8 million over net sales of $183.0 million in 2006. A favorable model mix was the primary driver behind the sales increase, reflecting increased demand of specialized trailers for the wind-energy, tile-laying, and heavy-haul markets. Coupled with an increase in sales of commercial trailers, the favorable mix helped to offset lower shipments in the small construction market.

        Segment EBIT of $28.3 million in 2007 represented an 8% decline compared to EBIT of $30.9 million in 2006. As a percent of sales, EBIT decreased to 14.9% in 2007, down from 16.9% recognized in 2006, primarily as a result of increased labor and overhead costs associated with recent capacity expansion at the Company's new Fargo, ND and expanded Brookville, PA facilities.

        The specialty trailer business utilizes aluminum and steel in its manufacturing process. While the Company has been able to obtain sufficient supply of these raw materials, at times the Company may be subjected to limited availability as well as price volatility, which could have a significant impact on the profitability of this business. The Company has also experienced softness in some of its markets in recent quarters, which could also negatively impact sales and earnings in future periods should that trend continue.

  2006 Compared to 2005

        Net sales of $183.0 million in 2006 represented an increase of $28.5 million, or 18%, over net sales of $154.5 million in 2005. The increase represented increased demand for all product lines, the largest of which were in specialized, construction and material hauling trailers. Also contributing to the improvement were increased selling prices and favorable product mix.

        Segment EBIT was $30.9 million for the year ended December 31, 2006, up 45% from EBIT of $21.3 million in 2005. As a percent of sales, EBIT improved from 13.8% recognized in 2005 to 16.9% in 2006. The improved performance was primarily the result of higher sales.

General Industry

  2007 Compared to 2006

        Net sales of $339.8 million for the year ended December 31, 2007 were $13.6 million higher than net sales of $326.2 million in 2006. A 20% net sales improvement in the high-performance wire and cable business and a 6% increase in the foodservice business more than offset a 30% decline in the refrigerated truck bodies business. The high-performance wire and cable business experienced a record sales year, driven by robust demand in the aerospace industry and increased sales in the RF/Microwave markets. Sales in the foodservice business were also higher in the current year on a combination of higher selling prices and increased sales volumes for its foodservice products. The decline in net sales in the refrigerated truck bodies business reflected an overall decrease in market demand and lower sales at a key customer.

        EBIT of $38.2 million for the year ended 2007 represented an increase of $8.0 million, or 27%, over the prior year. As a percent of sales, EBIT improved to 11.2%, up from 9.3% in 2006. Earnings in the high-speed wire and cable business more than doubled as compared to the prior year, primarily as a result of their strong sales performance. In addition, earnings in 2006 included a $2.5 million loss related to an arbitration proceeding concerning the termination of a long-term supply agreement. Current-year earnings in the foodservice business grew 19% from the prior year also as a result of strong sales performance and cost containment. Conversely, the significant sales decline in the refrigerated truck bodies business was the primary reason behind its $3.8 million decline in earnings.

        On January 25, 2008, the Company acquired Dinex International, Inc. ("Dinex"), a leading supplier of foodservice products to the healthcare and other institutional industries, for $95.0 million. This acquisition complements the Company's core foodservice product categories and supports its growth initiatives in the healthcare, educational, corrections and other institutional foodservice markets. The purchase of Dinex will also allow the foodservice business to leverage its product and manufacturing capabilities into Dinex's established sectors.

        Market conditions generally remain favorable for the high-performance wire and cable business. Uncertainty as to general economic conditions and rising gas prices and their impact on consumer spending could place negative pressure on performance in the foodservice business. The Company hopes to offset market softness in the refrigerated truck bodies business though product innovation, though a continuation of soft market conditions could continue to negatively impact earnings performance in subsequent periods.

  2006 Compared to 2005

        Net sales of $326.2 million for the year ended December 31, 2006 were $39.2 million or 14% higher than $287.0 million in 2005. The most significant improvement occurred in the refrigerated truck bodies business, which reflected higher utilization in 2006 compared to 2005 which was negatively impacted by a labor dispute. Net sales were 15% higher in the high-performance wire and cable business and reflected record sales on increased demand for all product lines. Net sales in the foodservice business grew 5% over the prior year, where growth was slowed as a result of increased fuel and energy costs during the year.

        EBIT grew $12.5 million in 2006, a 71% increase over the prior year. As a percent of sales, EBIT improved to 9.3%, up from 6.1% in 2005. The improvement reflected improved sales performances in the refrigerated truck bodies and high-performance wire and cable businesses. Production efficiencies in the foodservice business also contributed to the improvement. 2006 results included a $2.5 million loss related to an arbitration proceeding concerning the termination of a supply arrangement. Prior year results included a $4.0 million charge related to a lease arrangement for a closed facility. Both charges occurred in the high-performance wire and cable business.

Corporate

        Corporate expenses for the year ended December 31, 2007 were $41.7 million, up from $28.5 million in the prior year. On June 12, 2007, the Company announced the resignation of Richmond D. McKinnish as President and Chief Executive Officer and the appointment of David A. Roberts as Chairman, President and Chief Executive Officer, resulting in an increase in expense related to this change in executive management of $6.6 million in the second quarter 2007. In addition, charges of $3.1 million associated with the sale of Icopal and $1.1 million in expenses related to a terminated acquisition initiative contributed to the increase over the prior year. Pre-tax expense in 2006 was reduced by $2.0 million as a result of the favorable resolution of certain legal matters.

        Corporate expenses decreased slightly for the twelve months ended December 31, 2006 as compared to 2005. Higher personnel costs and expenses related to the Company's adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment in the first quarter of 2006, under which the Company began recognizing expense for the issuance of stock options, negatively impacted 2006 results. Corporate expenses in 2005 included foreign exchange losses on subsidiary debt, which did not occur in 2006. As a percent of net sales, corporate expenses were 1.4%, 1.1% and 1.3% in 2007, 2006 and 2005, respectively.

Balance Sheet

        Cash and cash equivalents decreased by $55.6 million, from $144.0 million at December 31, 2006 to $88.4 million at December 31, 2007. Refer to the Liquidity and Capital Resources section on page 27 for more information.

        Receivables of $367.8 million at December 31, 2007 represented a $14.7 million increase as compared to receivables of $353.1 million at December 31, 2006. The increase primarily resulted from higher receivables in the Construction Materials and General Industry segments reflecting improved sales and the acquisition of Insulfoam.

        Inventories increased $42.3 million, up from $450.0 million at December 31, 2006 to $492.3 million at December 31, 2007 primarily as a result of inventory acquired through the Insulfoam acquisition.

        Property, plant and equipment, net, increased by $79.1 million from $458.5 million at December 31, 2006 to $537.6 million at December 31, 2007. The increase reflects the acquisition of Insulfoam in the Construction Materials segment and the acquisition of Meiyan in the Industrial Components segment. The increase also reflects the construction of a new plant in the Transportation Products segment.

        Goodwill, net, of $365.4 million at December 31, 2007 increased $55.7 million from $309.7 million at December 31, 2006, primarily as a result of the Insulfoam acquisition.

        Patents and other intangible assets, net increased $19.4 million from $19.3 million at December 31, 2006 to $38.7 million at December 31, 2007, primarily related to the acquisition of Insulfoam.

        Investments and advances to affiliates decreased $96.9 million, down from $100.7 million at December 31, 2006 to $3.8 million at December 31, 2007, reflecting the sale of the equity investment in Icopal.

        Other long term assets increased $10.4 million, from $7.1 million at December 31, 2006 to $17.5 million at December 31, 2007. The increase was primarily the result of pension assets recorded in the current year related to $32.2 million in pension contributions made in 2007.

        Short-term debt, including current maturities, at December 31, 2007 was $58.6 million as compared to $151.7 million at December 31, 2006. The decrease reflects the redemption of the Company's 7.25% $150 million senior notes, which matured in January 2007, offset by an increase in shorter-term borrowings and the reclassification of certain Industrial Revenue Bonds from long-term in 2006 to current in 2007.

        Accrued expenses of $170.7 million at the end of 2007 were $10.9 million higher than accrued expenses at December 31, 2006 of $159.8 million. The increase primarily relates to increased expenses from the acquisition of Insulfoam and higher accrued rebates on increased sales in the Construction Materials business.

        Long-term debt decreased $11.9 million from $274.7 million at December 31, 2006 to $262.8 million at December 31, 2007 reflecting the reclassification of certain Industrial Revenue Bonds from long-term in 2006 to current in 2007.

        Other long-term liabilities of $125.2 million in 2007 were $13.6 million higher than $111.6 million at December 31, 2006. The increase was primarily a result of higher net deferred tax liabilities and other tax liabilities reclassified under Financial Interpretation No. 48 ("FIN 48") which were partially offset by a reduction in liabilities related to pension and other post-retirement obligations resulting from payments made in 2007.

Liquidity and Capital Resources

Sources and Uses of Cash

In thousands	2007	2006*	2005*
Net cash provided by operating activities	$259,302	$19,878	$209,677
Net cash (used in) provided by investing activities	(134,064)	11,119	(144,438)
Net cash (used in) provided by financing activities	(182,396)	74,450	(51,245)
Effect of exchange rate changes on cash	1,564	(163)	(267)

Change in cash and cash equivalents	$(55,594)	$105,284	$13,727

*
Reflects certain reclassifications necessary to conform to current year presentation. See Note 1 to the Consolidated Financial Statements in Item 8.

  2007 Compared to 2006

        Net cash provided by operating activities was $259.3 million in the twelve months ended December 31, 2007, compared to net cash provided by operating activities of $19.9 million in the year ended December 31, 2006. Cash used for working capital was $1.9 million in 2007, which compared to cash used of $87.8 million in 2006. In 2006, working capital needs increased primarily as a result of significant sales growth within the Construction Materials segment. Operating cash flow for 2006 reflected a decrease of $137.9 million in the utilization of the Company's securitization program. In the third quarter of 2007, the Company effectively terminated the existing accounts receivable securitization facility and subsequently executed a new agreement, and at December 31, 2007 the receivables and related debt are included on the balance sheet. As a result, cash flows related to the accounts receivable facility are reported as a financing activity in 2007.

        Cash used in investing activities was $134.1 million in 2007 compared to cash provided from investing activities of $11.1 million in 2006. Cash used for acquisitions of $189.7 million in 2007 included the purchase of Insulfoam and the acquisitions of manufacturing operations in China for the tire and wheel, and high-performance wire and cable businesses. Cash from the sale of investments, property and equipment included $114.8 million from the sale of Icopal and $15.7 million received for notes and accrued interest owed to the Company by Icopal. Proceeds from the sale of investments, property and equipment in 2006 include $99.5 million from the sale of the systems & equipment businesses. Capital expenditures of $82.5 million in 2007 compared with $95.5 million in 2006. The Construction Materials and Industrial Components segments represented 35% and 27%, respectively, of total capital expenditures in 2007.

        Cash used in financing activities was $182.4 million in 2007 compared to cash provided of $74.5 million in 2006. Cash used in financing activities in 2007 included the redemption of the Company's 7.25% $150.0 million senior notes and the repurchase of 1.5 million shares of the Company's stock for $60.0 million. Cash provided by financing activities in 2006 included proceeds from the issuance of $150.0 million in senior notes.

  2006 Compared to 2005

        Net cash provided by operating activities was $19.9 million in the twelve months ended December 31, 2006, compared to net cash provided by operating activities of $209.7 million in the year ended December 31, 2005. Net cash provided by operating activities in 2006 included a reduction in operating cash flow of $137.9 million for the reduction in the utilization of the accounts receivable facility. While net income was higher for the twelve months ended December 31, 2006, working capital needs also increased primarily as a result of significant sales growth within the Construction Materials segment. Cash provided from operating activities in 2005 included proceeds of $17.9 million received from the Company's securitization program and the collection of approximately $42 million of receivables retained from the sale of the automotive components business.

        Cash provided by investing activities was $11.1 million for the year ended December 31, 2006 and included $99.5 million, net of transaction costs, of proceeds from the sale of the systems & equipment businesses. These proceeds were largely offset by capital expenditures of $95.5 million for 2006. Capital expenditures were $108.2 million in 2005, and the Construction Materials segment represented the majority of capital expenditures for both 2006 and 2005. Cash used for investing activities of $144.4 million in 2005 also included $67.3 million used to fund the acquisition of two braking businesses for the Specialty Products segment. In addition, proceeds from the sale of investments, property and equipment in 2005 included the cash proceeds from the sale of certain assets of the Company's discontinued automotive components business and the sale of property in the Construction Materials segment.

        Cash provided by financing activities was $74.5 million for the twelve months ended December 31, 2006 compared to cash used of $51.2 million in 2005. Cash provided by financing activities in 2006 reflects $150.0 million in ten-year notes that were issued in August 2006 in anticipation of the Company's 7.25% $150.0 million notes which matured January 2007. Short-term borrowings in 2005 included borrowings used to repatriate foreign earnings for reinvestment in the U.S.. In 2005, the Company used approximately $46.0 million to finance the purchase of 680,900 shares of its common stock which was partially offset by proceeds from the exercise of stock options.

Debt Instruments, Guarantees and Covenants

        The following table quantifies certain contractual cash obligations and commercial commitments at December 31, 2007:

In thousands	Total	2008	2009	2010	2011	2012	Thereafter
Short-term credit lines and long-term debt	$322,350	$158,571	$—	$—	$—	$—	$163,779
Interest on long-term debt(1)	105,090	13,143	10,528	10,534	10,539	10,545	49,801
Noncancellable operating leases	56,220	17,510	12,299	9,675	7,050	5,214	4,472
Purchase obligations	470,756	173,843	184,788	112,125	—	—	—

Total Commitments	$954,416	$363,067	$207,615	$132,334	$17,589	$15,759	$218,052

(1)
Future expected interest payments are calculated based on the stated rate for fixed rate debt and the effective interest rate as of December 31, 2007 for variable rate debt.

        The above table does not include $125.2 million of other long-term liabilities. Other long-term liabilities consist primarily of pension, post-retirement medical benefits, deferred income tax and warranty obligations. Due to factors such as return on plan assets, disbursements, contributions, and timing of warranty claims, it is not estimable when these will become due.

        The Company has entered into long-term purchase agreements effective January 1, 2007 and expiring December 31, 2010 for certain key raw materials. Commitments are variable based on changes in commodity price indices. Based on prices at December 31, 2007, commitments under these agreements total approximately $470.8 million.

        On July 12, 2007, the Company replaced its $300.0 million revolving credit facility with a five-year $400.0 million revolving credit facility (the "2007 Facility") in order to increase the facility size, extend tenor, reduce pricing and improve certain other provisions. At December 31, 2007 the Company had $376.5 million available under this facility. The 2007 Facility provides for grid-based interest pricing based on the credit rating of the Company's senior unsecured bank or other unsecured senior debt and the Company's utilization of the 2007 Facility. The 2007 Facility requires the Company to meet various restrictive covenants and limitations including certain net worth, cash flow ratios and limits on outstanding debt balances held by certain subsidiaries.

        The Company also maintains a $55.0 million uncommitted line of credit of which $44.6 million was available as of December 31, 2007.

        During the third quarter of 2007, the Company effectively terminated the existing accounts receivable securitization facility and subsequently executed a new agreement. As a result, at December 31, 2007 the securitization is treated as a borrowing for accounting purposes and the related debt of $15.0 million is reflected in Short-term debt, including current maturities. At December 31, 2007, $135.0 million was available under the Company's $150.0 million accounts receivable securitization facility.

        At December 31, 2007, letters of credit amounting to $46.6 million were outstanding, primarily to provide security under insurance arrangements and certain borrowings.

        The Company has financial guarantee lines in place for certain of its operations in Asia and Europe to facilitate working capital needs, customer performance and payment and warranty obligations. At December 31, 2007, the Company had issued guarantees of $2.9 million, of which $1.4 million represents amounts recorded in current liabilities or Other long-term liabilities.

        During 2005, the Company sold certain assets and liabilities of its discontinued automotive components business which was part of a series of sales. Certain leases guaranteed by the Company expire in 2009 and 2011 and have total minimum lease payments of $1.7 million as of December 31, 2007. The Company believes that the current lessee will fulfill all obligations required by those lease agreements.

        Under the Company's various debt and credit facilities, the Company is required to meet various restrictive covenants and limitations, including certain net worth, cash flow ratios and limits on outstanding debt balances held by certain subsidiaries. The Company was in compliance with all covenants and limitations in 2007 and 2006.

Cash Management

        Capital expenditures in 2008 are expected to be approximately $100.0 million, reflecting continuing manufacturing expansions in the construction materials, tire and wheel and foodservices businesses. Due to the funded status of its pension plans, the Company does not anticipate any minimum contribution requirements in 2008. Contributions to these plans in 2007 totaled $32.2 million. Cash contributions to the Company's defined contribution plans were $7.2 million in 2007 and are also expected to approximate that amount in 2008.

        The Company is committed to paying dividends to its Shareholders and has increased its dividend rate annually for the past 30 years. The Company also plans to pay down debt to the extent possible.

        The Company announced the reactivation of its share repurchase program in August 2004. In August 2007, the Board of Directors authorized the repurchase of an additional 2,500,000 shares of the Company's common stock. In February 2008, the Board of Directors authorized the repurchase of an additional 1,400,000 shares of the Company's common stock. In 2007, the Company repurchased 1,495,133 shares on the open market at a total cost of approximately $60.0 million. In 2005, the Company repurchased 1,361,800 split-adjusted shares on the open market at a total cost of approximately $46.0 million. The Company did not have any repurchases in 2006. At this time, the Company has authority to repurchase an additional 1,746,757 shares. Additional shares may be repurchased at management's direction. The decision to repurchase shares will depend on price, availability and other corporate developments. Purchases may occur from time to time and no maximum purchase price has been set.

        As previously discussed, some of the Company's segments experience higher net sales and EBIT in the first half of the year which could impact the timing of cash generated from operating activities. The Company believes that its operating cash flows, credit facilities, accounts receivable securitization program, lines of credit, and leasing programs provide adequate liquidity and capital resources to fund ongoing operations, expand existing lines of business and make strategic acquisitions. However, the ability to maintain existing credit facilities and access the capital markets can be impacted by economic conditions outside the Company's control, specifically continued or further credit market tightness or sustained market downturns. The Company's cost to borrow and capital market access can be impacted by debt ratings assigned by independent rating agencies, based on certain credit measures such as interest coverage, funds from operations and various leverage ratios.

Market Risk

        The Company is exposed to the impact of changes in interest rates and market values of its debt instruments, changes in raw material prices and foreign currency fluctuations.

        International operations are exposed to translation risk when the local currency financial statements are translated into U.S. Dollars. On May 15, 2007, the Company executed forward exchange contracts with a total notional amount of $95.0 million to hedge the Company's foreign currency exposure of its net investment in its European roofing joint venture ("Icopal") denominated in Danish Kroner. These contracts were designated as economic hedges of a net investment and were deemed effective at the origination date. Upon the sale of Icopal on July 31, 2007, these hedges were redesignated as non-hedging derivatives and any change in the value of the derivatives is reflected in Other income, net.

        On September 28, 2007, the Company executed forward exchange contracts with a notional amount of $95.0 million to offset the remeasurement of the short-term investment created by the sale of Icopal which was denominated in Danish Kroner. These contracts were designated as non-hedging derivatives. These contracts were terminated on December 14, 2007.

        The termination of the aforementioned forward exchange contracts resulted in the recognition of $6.8 million of losses reflected in Other income, net, which were partially offset by the $5.7 million foreign exchange gain related to the cash generated by the sale of Icopal denominated in Danish Kroner.

        The Company is also exposed to risks in the movements of foreign currency exchange rates for transactions denominated in foreign currencies. Revenues for sales of products manufactured in China for the North American market are generated predominately in U.S. Dollars. Many of the obligations incurred by these operations are settled in Chinese Renminbi or Hong Kong Dollars. Should the U.S. Dollar weaken significantly against the Renminbi or Hong Kong Dollar, the Company's results of operations could be adversely affected. The Company continues to monitor developments in China that may affect its strategy and will hedge its currency risk exposure when deemed effective and prudent. While the Company is exposed to the exchange rates of other currencies including the Canadian Dollar, British Pound, Mexican Peso and European Euro, their risk is considered minimal. Less than 6% of the Company's revenues from continuing operations for the year ended December 31, 2007 are in currencies other than the U.S. Dollar.

        From time to time the Company may manage its interest rate exposure through the use of treasury locks and interest rate swaps to reduce volatility of cash flows, impact on earnings and to lower its cost of capital. On November 14, 2006, the Company entered into treasury lock contracts with a notional amount of $100.0 million to hedge the cash flow variability on forecasted debt interest payments associated with changes in interest rates. These contracts have been designated as cash flow hedges and were deemed effective at the origination date and as of December 31, 2007. The valuation of these contracts resulted in a liability of $4.1 million as of December 31, 2007.

        On June 15, 2005, the Company entered into treasury lock contracts with a notional amount of $150.0 million to hedge the cash flow variability on forecasted debt interest payments associated with changes in interest rates. These contracts were designated as cash flow hedges and were deemed effective at the origination date. On August 15, 2006, the Company terminated the treasury lock contracts resulting in a gain of $5.6 million ($3.5 million, net of tax) which will be amortized to reduce interest expense until August 2016, the term of the interest payments related to the $150.0 million in notes issued on August 18, 2006. At December 31, 2007, the Company had a remaining unamortized gain of $4.9 million ($3.0 million, net of tax) which is reflected in Accumulated other comprehensive income on the Company's Consolidated Balance Sheets.

        There were no interest rate swaps in place as of December 31, 2007.

        The Company's operations use certain commodities such as plastics, carbon black, synthetic and natural rubber and steel. As such, the Company's cost of operations is subject to fluctuations as the markets for these commodities change. The Company monitors these risks, but currently has no derivative contracts in place to hedge these risks.

Environmental

        Management recognizes the importance of the Company's responsibility with regard to environmental compliance. Programs are in place to monitor and test facilities and surrounding property and, where practical, to recycle materials. The Company has not incurred material charges relating to environmental matters in 2007 or in prior years, and none are currently anticipated.

Discontinued Operations and Assets Held for Sale

        In the second quarter of 2007, as part of its commitment to concentrate on its core businesses, the Company announced plans to exit the custom thermoset products molding operation ("thermoset molding operation") of the Specialty Products segment. In September 2006, the Company announced plans to exit the giftware business of the foodservice products business. The sale of the thermoset molding operation is expected to be completed by the second quarter of 2008, and the disposition of the giftware business was completed in 2007. In November of 2005 the Company announced plans to sell the systems and equipment businesses. The assets of these operations have met the criteria for, and have been classified as "held for sale" in accordance with SFAS 144, "Accounting for the Impairment and Disposal of Long-Lived Assets." In addition, results of operations for these businesses, and any gains or losses recognized from their sale, are reported as "discontinued operations" in accordance with SFAS 144.

        Total assets held for sale at December 31 are as follows:

In thousands	December 31, 2007	December 31, 2006
Assets held for sale:
Thermoset molding operation	$5,731	$8,408
Giftware business of foodservice products	—	1,296

Total assets held for sale	$5,731	$9,704

        The major classes of assets and liabilities held for sale included in the Company's Consolidated Balance Sheets are as follows:

In thousands	December 31, 2007	December 31, 2006
Assets held for sale:
Receivables	$1,620	$2,442
Inventories	1,500	2,668
Prepaid expenses and other current assets	111	367

Total current assets held for sale	3,231	5,477
Property, plant and equipment, net	2,500	3,827
Investments and advances to affiliates	—	400

Total assets held for sale	$5,731	$9,704

Liabilities associated with assets held for sale:
Accounts payable	$158	$696
Accrued expenses	170	216

Total liabilities associated with assets held for sale	$328	$912

        Net sales and income (loss) before income taxes from discontinued operations are as follows:

In thousands	December 31, 2007	December 31, 2006	December 31, 2005
Net sales:
Automotive components	$—	$370	$122,433
Pottery business of foodservice products	—	—	245
Systems and equipment	926	173,566	218,249
Thermoset molding operation	10,841	13,100	13,061
Giftware business of foodservice products	859	2,344	2,645

Net sales for discontinued operations	$12,626	$189,380	$356,633

Income (loss) from discontinued operations:
Plastic components operation of tire and wheel business	$—	$—	$(414)
Automotive components	(1,434)	(4,278)	(46,242)
Pottery business of foodservice products	—	—	(1,481)
Systems and equipment	6,897	49,474	12,808
Thermoset molding operation	(1,649)	(197)	234
Giftware business of foodservice products	(368)	(4,380)	(615)

Income (loss) from discontinued operations	$3,446	$40,619	$(35,710)

        In 2006, the Company completed the sale of the systems and equipment businesses, resulting in a pre-tax gain of $41.3 million, with further pre-tax gains of $5.8 million recognized in 2007.

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

Critical Accounting Policies

        The Company's significant accounting policies are more fully described in the Notes to Consolidated Financial Statements in Item 8. Certain of the Company's accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, our observation of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. The Company considers certain accounting policies related to revenue recognition, estimates of reserves for receivables and inventory, deferred revenue and extended product warranty, valuation of long-lived assets, self-insurance retention, and pensions and other post-retirement plans to be critical policies due to the estimation processes involved.

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

        Allowance for Doubtful Accounts.    The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by the review of their credit information. Allowances for doubtful accounts are estimated based on the evaluation of potential losses related to customer receivable balances. Estimates are developed by using standard quantitative measures based on historical losses, adjusting for current economic conditions and, in some cases, evaluating specific customer accounts for risk of loss. The reserve for doubtful accounts was $11.7 million at December 31, 2007 and $10.0 million at December 31, 2006. Changes in economic conditions in specific markets in which the Company operates could have an effect on reserve balances required.

        Inventories.    The Company values its inventories at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. Cost of inventories includes raw materials, direct labor and manufacturing overhead based on practical capacity. Effective January 1, 2007, the Company changed its method of accounting for those finished goods, work-in-progress and raw material inventories previously on the LIFO method to the FIFO method. For more information regarding the impact of this accounting change, refer to Note 2 in the Notes to Consolidated Financial Statements in Item 8. The Company regularly reviews inventory quantities on hand for excess and obsolete inventory based on estimated forecasts of product demand and production requirements for the next twelve months and issues related to specific inventory items.

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

        Valuation of Long-Lived Assets and Acquired Intangibles.    In accordance with SFAS 142, Goodwill and Other Intangible Assets, the Company does not amortize goodwill. Instead, the Company performs a review of goodwill for impairment annually, or earlier, if indicators of potential impairment exist. The fair value of the assets, including goodwill balances, is determined based on discounted estimated future cash flows. The assumptions used to estimate fair value include management's best estimates of future growth rates, capital expenditures, discount rates, and market conditions. If the estimated fair value of a business unit with goodwill is determined to be less than its book value, the Company is required to estimate the fair value of all identifiable assets and liabilities of that business unit. This requires valuation of certain internally developed and unrecognized assets. Once this process is complete, the amount of goodwill impairment, if any, can be determined. These valuations can be significantly affected by estimates of future performance and discount rates over a relatively long period of time, market price valuation multiples and marketplace transactions in related markets. These estimates will likely change over time. Some of our businesses operate in cyclical industries and the valuation of these businesses can be expected to fluctuate as a result of their cyclicality. Any resulting impairment loss could have an adverse impact on our financial condition and results of operations.

        Self Insurance Retention.    The Company maintains self-retained liabilities for workers' compensation, medical and dental, general liability, property and product liability claims up to applicable retention limits. The Company estimates these retention liabilities utilizing actuarial methods and loss development factors. The Company's historical loss experience is considered in the calculation. The Company is insured for losses in excess of these limits.

        Pensions and Other Post-Retirement Plans.    The Company maintains defined benefit retirement plans for the majority of its employees. The annual net periodic expense and benefit obligations related to these plans are determined on an actuarial basis. This determination requires assumptions to be made concerning the discount rate, long-term return on plan assets and increases to compensation levels. These assumptions are reviewed periodically by management in consultation with its independent actuary. Changes in the assumptions to reflect actual experience can result in a change in the net periodic expense and accrued benefit obligations. The defined benefit plans' assets consist primarily of publicly-listed common stocks and corporate bonds, and the market value of these assets is determined under the fair value method. At December 31, 2007, plan assets were allocated 59% in equity securities, 37% in fixed income securities and 4% in alternative investments. The Company uses a September 30 measurement date for valuation purposes. Deviations of actual results as compared to expected results are recognized over a five-year period. The expected rate of return on plan assets was 8.5% for the 2007 valuation. While the Company believes 8.5% is a reasonable expectation based on the plan assets' mix of fixed income and equity investments, significant differences in actual experience or significant changes in the assumptions used may materially affect the pension obligations and future expense. The effects of a 0.25% increase or decrease in the expected rate of return would change the Company's estimated 2008 pension expense by approximately $0.3 million. The assumed discount rate was 6.35% for the 2007 valuation. The effects of a 0.25% increase or decrease in the assumed discount rate would change the Company's total pension benefit obligation by approximately $4.2 million. The Company has used an assumed rate of compensation increase of 4.29% for the 2007 valuation. This rate is not expected to change in the foreseeable future and is slightly higher than the Company's actual rate of compensation increase over the past few years.

        The Company also has a limited number of unfunded post-retirement benefit programs that provide certain retirees with medical and prescription drug coverage. The annual net periodic expense and benefit obligations of these programs are also determined on an actuarial basis and are subject to assumptions on the discount rate and increases in compensation levels. The Company uses a September 30 measurement date for valuation purposes. The discount rate used for the 2007 valuation was 6.35%. The effects of a 1% increase or decrease in assumed health care cost trend rates would not be material. Like the defined benefit retirement plans, these plans' assumptions are reviewed periodically by management in consultation with its independent actuary. Changes in the assumptions can result in a change in the net periodic expense and accrued benefit obligations.

New Accounting Pronouncements

        On December 31, 2006, the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158 ("SFAS 158"), Employers' Accounting for Defined Benefit and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively, "postretirement benefit plans") to recognize the funded status of their postretirement plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position, and provide additional disclosures. The effect of adopting the disclosure provisions of SFAS 158 on the Company's financial condition has been included in the accompanying consolidated financial statements. The Company has determined the impact of the change in measurement date from September 30 to December 31 for post-retirement benefit plans to be a decrease in retained earnings of approximately $1.1 million in 2008. See Retirement Plans Note 14 in the Notes to Consolidated Financial Statements in Item 8 for further discussion of the effect of adopting SFAS 158 on the Company's consolidated financial statements.

        In January 2007, the Company adopted SFAS No. 155 ("SFAS 155"), Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statement No. 133 and 140. SFAS 155 permits hybrid financial instruments that have embedded derivatives to be valued as a whole, eliminating the need to bifurcate the derivative from its host, as previously required under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedge Accounting ("SFAS 133"). SFAS 155 also amends SFAS 133 by establishing a requirement to evaluate interests in securitized financial assets to determine whether they are free standing derivatives or whether they contain embedded derivatives that require bifurcation. SFAS 155 is effective for all hybrid financial instruments acquired or issued by the Company on or after January 1, 2007. Adoption of this standard had no material effect on the Company's statement of earnings or financial position.

        In January 2007, the Company adopted FIN 48. This interpretation clarifies the accounting and financial statement reporting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. The cumulative effect of the change in principle of accounting for uncertain tax positions was a charge to retained earnings of $2.1 million. Refer to Note 15 in the Notes to Consolidated Financial Statements in Item 8 for more information on the adoption of this interpretation.

        In January 2007, the Company adopted Staff Accounting Bulletin No. 108 ("SAB 108"). SAB 108 expresses the staff's views regarding the process of quantifying financial statement misstatements. Based on SAB 108, prior year misstatements should be considered in quantifying misstatements in current year financial statements. SAB 108 provides approaches to be used to quantify any misstatements. Adoption of this standard had no material effect on the Company's statement of earnings or financial position.

        In September 2006, the FASB issued SFAS No. 157 ("SFAS 157"), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FASB Staff Position (FSP) No. FAS 157-2 defers the effective date of SFAS 157 by one year for certain types of nonfinancial assets and nonfinancial liabilities, to fiscal years beginning after November 15, 2008. The Company is currently evaluating the requirements of this standard and has not yet determined the impact on the consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159 ("SFAS 159"), "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115." This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings (loss) at each subsequent reporting date. It will be effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the requirements of this standard and has not yet determined the impact on the consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations and SFAS No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51. These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS Nos. 141(R) and 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Thus, the Company is required to adopt these standards on January 1, 2009. Earlier adoption is prohibited. The Company is currently evaluating the impact of adopting SFAS Nos. 141(R) and 160 on the consolidated financial statements.

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
(In thousands, except per share amounts)

	2007	2006(1)	2005(1)
Net sales	$2,876,383	$2,559,410	$2,193,904
Cost and expenses:
Cost of goods sold	2,293,130	2,035,269	1,741,304
Selling and administrative expenses	286,056	241,640	212,353
Research and development expenses	17,392	15,087	15,387
Other income, net(3)	(49,581)	(10,634)	(759)

Earnings before interest and income taxes	329,386	278,048	225,619
Interest expense, net	10,044	20,313	15,903

Earnings before income taxes	319,342	257,735	209,716
Income taxes	106,321	78,942	66,275

Income from continuing operations	213,021	178,793	143,441
Discontinued operations
Income (loss) from discontinued operations	3,446	40,619	(35,710)
Income tax expense (benefit)	830	2,337	(7,417)

Income (loss) from discontinued operations	2,616	38,282	(28,293)

Net income	215,637	217,075	115,148

Other comprehensive income (loss)
Foreign currency translation, net of tax	(4,245)	6,702	(3,916)
Post-retirement benefit, net of tax	7,709	—	—
Minimum pension liability, net of tax	—	(1,466)	(2,914)
Loss (gain) on hedging activities, net of tax	(2,340)	3,365	(487)

Other comprehensive income (loss)	1,124	8,601	(7,317)

Comprehensive income	$216,761	$225,676	$107,831

Earnings per share—basic(2)
Income from continuing operations	$3.46	$2.92	$2.33
Income (loss) from discontinued operations, net of tax	0.04	0.62	(0.46)

Earnings per share—basic	$3.50	$3.54	$1.87

Earnings per share—diluted(2)
Income from continuing operations	$3.40	$2.87	$2.31
Income (loss) from discontinued operations, net of tax	0.04	0.62	(0.46)

Earnings per share—diluted	$3.44	$3.49	$1.85

Weighted average common shares outstanding(2)
Basic	61,692	61,240	61,472
Effect of dilutive stock options and restricted stock	938	996	684

Diluted	62,630	62,236	62,156

(1)
2006 and 2005 figures have been revised to reflect the change in accounting for inventory and discontinued operations. See Notes 1, 2 and 18.

(2)
All share and per share information has been adjusted to reflect the two-for-one stock split. See Note 1 for more information.

(3)
In 2007, Other income, net includes a $47.0 million gain on the sale of Icopal.

See accompanying notes to Consolidated Financial Statements

Carlisle Companies Incorporated
Consolidated Balance Sheets
At December 31,
(In thousands, except per share and share amounts)

	2007	2006*
Assets
Current assets:
Cash and cash equivalents	$88,435	$144,029
Receivables, less allowance of $11,716 in 2007 and $9,976 in 2006	367,810	353,108
Inventories	492,274	450,004
Deferred income taxes	31,694	23,806
Prepaid expenses and other current assets	39,748	31,086
Current assets held for sale	3,231	5,477

Total current assets	1,023,192	1,007,510

Property, plant and equipment, net of accumulated depreciation of $526,682 in 2007 and $487,903 in 2006	537,637	458,480

Other assets:
Goodwill, net	365,392	309,707
Patents and other intangible assets, net	38,702	19,339
Investments and advances to affiliates	3,849	100,687
Other long-term assets	17,522	7,136
Non-current assets held for sale	2,500	4,227

Total other assets	427,965	441,096

TOTAL ASSETS	$1,988,794	$1,907,086

Liabilities and Shareholders' Equity
Current liabilities:
Short-term debt, including current maturities	$58,571	$151,676
Accounts payable	142,896	142,405
Accrued expenses	170,684	159,803
Deferred revenue	15,708	16,046
Current liabilities associated with assets held for sale	328	912

Total current liabilities	388,187	470,842

Long-term liabilities:
Long-term debt	262,809	274,658
Deferred revenue	93,745	82,631
Other long-term liabilities	125,158	111,633

Total long-term liabilities	481,712	468,922

Commitments and contingencies	—	—
Shareholders' equity:
Preferred stock, $1 par value. Authorized and unissued 5,000,000 shares	—	—
Common stock, $1 par value. Authorized 100,000,000 shares; 78,661,248 shares issued; 60,603,664 outstanding in 2007 and 61,450,518 in 2006	78,661	78,661
Additional paid-in capital	59,872	30,508
Unearned compensation—includes restricted shares of 329,150 in 2007 and 230,340 in 2006	(7,074)	(3,437)
Cost of shares of treasury—17,728,434 shares in 2007 and 16,980,390 in 2006	(221,692)	(167,578)
Accumulated other comprehensive income	9,575	8,451
Retained earnings	1,199,553	1,020,717

Total shareholders' equity	1,118,895	967,322

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,988,794	$1,907,086

*
2006 figures have been reclassified to reflect the change in accounting for inventory, assets held for sale of discontinued operations and for the 2-for-1 stock split. See notes 1, 2 and 18.

See accompanying notes to Consolidated Financial Statements

Carlisle Companies Incorporated
Consolidated Statements of Cash Flows
For the Years ended December 31,
(Dollars in thousands)

	2007	2006*	2005*
Operating activities
Net income	$215,637	$217,075	$115,148
Reconciliation of net income to cash flows from operating activities:
Depreciation	61,313	55,614	55,047
Amortization	4,561	4,222	1,275
Non-cash compensation expense	13,603	6,844	2,069
Earnings in equity investments	(2,474)	(6,022)	(2,902)
(Gain) loss on investments, property and equipment, net	(52,209)	(37,302)	28,605
Loss on writedown of assets	7,831	5,610	7,578
Excess tax benefits from stock-based compensation	(5,420)	(3,710)	—
Deferred taxes	18,796	5,083	7,909
Foreign exchange loss (gain)	(122)	362	1,255
Changes in assets and liabilities, excluding effects of acquisitions and divestitures:
Current and long-term receivables	3,744	(47,588)	3,747
Receivables under securitization program	—	(137,900)	17,900
Inventories	(8,553)	(76,282)	(44,598)
Accounts payable and accrued expenses	2,197	27,268	(6,460)
Income taxes	19,628	542	15,889
Long-term liabilities	(18,938)	8,271	7,327
Other operating activities	(292)	(2,209)	(112)

Net cash provided by operating activities	259,302	19,878	209,677

Investing activities
Capital expenditures	(82,510)	(95,479)	(108,242)
Acquisitions, net of cash	(189,686)	(1,875)	(67,337)
Proceeds from investments, property and equipment	138,019	108,906	30,312
Other investing activities	113	(433)	829

Net cash (used in) provided by investing activities	(134,064)	11,119	(144,438)

Financing activities
Net change in short-term borrowings and revolving credit lines	(120,636)	(55,762)	20,980
Proceeds from receivables securitization facility	15,000	—	—
Proceeds from long-term debt	—	148,875	—
Reductions of long-term debt	(11)	(6,889)	(1,208)
Proceeds from hedging activities	—	5,643	—
Dividends	(34,743)	(32,010)	(29,608)
Treasury share repurchases	(59,957)	—	(45,954)
Treasury shares and stock options, net	12,507	12,098	4,671
Excess tax benefits from stock-based compensation	5,420	3,710	—
Other financing activities	24	(1,215)	(126)

Net cash (used in) provided by financing activities	(182,396)	74,450	(51,245)

Effect of exchange rate changes on cash	1,564	(163)	(267)

Change in cash and cash equivalents	(55,594)	105,284	13,727
Cash and cash equivalents
Beginning of period	144,029	38,745	25,018

End of period	$88,435	$144,029	$38,745

*
2006 and 2005 have been adjusted for the change in accounting for inventory. See Note 2.

See accompanying notes to Consolidated Financial Statements

Carlisle Companies Incorporated

Consolidated Statement of Shareholders' Equity

(dollars in thousands, except share and per share amounts)

	Comprehensive Income	Common Stock(2)	Additional Paid-In Capital(2)	Accumulated Other Comprehensive Income	Retained Earnings(3)	Cost of Shares in Treasury	Unearned Compensation	Total Shareholders' Equity
Balance at December 31, 2004		$78,661	$6,860	$10,132	$750,112	$(130,045)	$(2,289)	$713,431
Net income, as adjusted(3)	$115,148	—	—	—	115,148	—		115,148
Other comprehensive income, net of tax	(7,317)	—	—	(7,317)	—	—	—	(7,317)

Comprehensive income	$107,831							—
Cash dividends—$0.48 per share(2)		—	—	—	(29,608)	—	—	(29,608)
Stock based compensation other(1)		—	6,891	—	—	2,506	(1,131)	8,266
Purchase of 1,361,800 treasury shares(2)		—	—	—	—	(45,954)	—	(45,954)

Balance at December 31, 2005		78,661	13,751	2,815	835,652	(173,493)	(3,420)	753,966
Net income, as adjusted(3)	$217,075	—	—	—	217,075	—	—	217,075
Other comprehensive income, net of tax	8,601	—	—	8,601	—	—	—	8,601

Comprehensive income	$225,676							—
Adjustment for initially applying SFAS No. 158, net of tax		—	—	(2,965)	—	—	—	(2,965)
Cash dividends—$0.52 per share(2)		—	—	—	(32,010)	—	—	(32,010)
Stock based compensation other(1)		—	16,757	—	—	5,915	(17)	22,655

Balance at December 31, 2006		78,661	30,508	8,451	1,020,717	(167,578)	(3,437)	967,322
Net income	$215,637	—	—	—	215,637	—	—	215,637
Other comprehensive income, net of tax	1,124	—	—	1,124	—	—	—	1,124

Comprehensive income	$216,761
Adjustment for initially applying FIN 48		—	—	—	(2,058)	—	—	(2,058)
Cash dividends—$0.56 per share		—	—	—	(34,743)	—	—	(34,743)
Stock based compensation other(1)		—	29,364	—	—	5,843	(3,637)	31,570
Purchase of 1,495,133 treasury shares		—	—	—	—	(59,957)	—	(59,957)

Balance at December 31, 2007		$78,661	$59,872	$9,575	$1,199,553	$(221,692)	$(7,074)	$1,118,895

(1)
Stock based compensation includes stock option activity, net of tax, and restricted share activity
(2)
All share and per share information has been adjusted to reflect the two-for-one stock split. See Note 1 for more information.
(3)
Net income and retained earnings for all periods prior to 2007 have been adjusted to reflect the change in accounting for inventory, see Note 2 for more information.

See accompanying Notes to Consolidated Financial Statements

Carlisle Companies Incorporated

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

Basis of Consolidation

        The consolidated financial statements include the accounts of the Company and its subsidiaries. Investments in affiliates, where the Company does not have control but exercises significant influence, are accounted for under the equity method. Equity income related to such investments is recorded in Other income, net on the Company's Consolidated Statements of Earnings and Comprehensive Income. All material intercompany transactions and accounts have been eliminated. The Company's fiscal year-end is December 31, however the Company's European roofing joint venture ("Icopal"), which was sold in July 2007, reported on a one-month lag.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("United States" or "U.S.") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Shipping and Handling Costs

        The Company accounts for shipping and handling costs in accordance with Emerging Issues Task Force Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." Costs incurred to physically transfer product to customer locations are recorded as a component of cost of good sold. Charges passed on to customers are recorded into revenue.

Allowance for Doubtful Accounts

        Carlisle performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by the review of their credit

Carlisle Companies Incorporated

Notes to Consolidated Financial Statements (Continued)

Note 1—Summary of Accounting Policies (Continued)

information. Allowances for doubtful accounts are estimated based on the evaluation of potential losses related to customer receivable balances. Estimates are developed by using standard quantitative measures based on historical losses, adjusting for current economic conditions and, in some cases, evaluating specific customer accounts for risk of loss. Changes in economic conditions in specific markets in which the Company operates could have an effect on reserve balances required.

Inventories

        Inventories for continuing and discontinued operations are valued at the lower of cost or market. Cost of inventories includes raw materials, direct labor and manufacturing overhead based on practical capacity. Effective January 1, 2007, the Company changed its method of accounting for those finished goods, work-in-progress and raw material inventories previously on the last-in, first-out ("LIFO") method to the first-in, first-out ("FIFO") method, see Notes 2 and 4.

Deferred Revenue and Extended Product Warranty

        The Company offers extended warranty contracts on sales of certain products; the most significant being those offered on its installed roofing systems within the Construction Materials segment. The life of these warranties range from five to thirty years. All revenue for the sale of these contracts is deferred and amortized on a straight-line basis over the life of the contracts. Current costs of services performed under these contracts are expensed as incurred. The Company also records a loss and a corresponding reserve if the total expected costs of providing services under the contract exceed unearned revenues. The Company estimates total expected warranty costs using standard quantitative measures based on historical claims experience and management judgment. See Note 17.

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

        In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company performs impairment tests on its long-lived assets, excluding goodwill and other intangible assets, when circumstances indicate that their carrying amounts may not be recoverable. If required, recoverability is tested by comparing the estimated future undiscounted cash flows of the asset or asset group to its carrying value. If the carrying value is not recoverable, the asset or asset group is written down to market value.

Self Insurance Retention

        The Company maintains self-retained liabilities for workers' compensation, medical and dental, general liability, property and product liability claims up to applicable retention limits. The Company estimates these retention liabilities utilizing actuarial methods and loss development factors. The Company's historical loss experience is considered in the calculation. The Company is insured for losses in excess of these limits. See Note 17.

Carlisle Companies Incorporated

Notes to Consolidated Financial Statements (Continued)

Note 1—Summary of Accounting Policies (Continued)

Patents, Goodwill and Other Intangible Assets

        The Company accounts for patents, goodwill and intangible assets in accordance with SFAS 142, Goodwill and Other Intangible Assets. Patents and other intangible assets are recorded at cost. Intangible assets that are subject to amortization are amortized on a straight-line basis over their useful lives. Goodwill and intangible assets with indefinite useful lives are not subject to amortization, but are tested at least annually for impairment. The Company principally uses discounted cash flow models in evaluating goodwill, but may use other measures when appropriate. Costs allocated to patents and other intangible assets of acquired companies are based on estimated fair market value at the date of acquisition. See Note 6—Goodwill and Other Intangible Assets.

Pension and Other Post Retirement Benefits

        The Company maintains defined benefit retirement plans for the majority of its employees. The annual net periodic expense and benefit obligations related to these plans are determined on an actuarial basis. This determination requires assumptions to be made concerning the discount rate, long-term return on plan assets and increases to compensation levels. These assumptions are reviewed periodically by management in consultation with its independent actuary. Changes in the assumptions to reflect actual experience can result in a change in the net periodic expense and accrued benefit obligations. The defined benefit plans' assets consist primarily of publicly-listed common stocks and corporate bonds, and the market value of these assets is determined under the fair value method. The Company uses a September 30 measurement date for valuation purposes. Deviations of actual results as compared to expected results are recognized over a five-year period. The expected rate of return on plan assets was 8.5% for the 2007 valuation. While the Company believes 8.5% is a reasonable expectation based on the plan assets' mix of fixed income and equity investments, significant differences in actual experience or significant changes in the assumptions used may materially affect the pension obligations and future expense. The effects of a 0.25% increase or decrease in the expected rate of return would change the Company's estimated 2008 pension expense by approximately $0.3 million. The assumed discount rate was 6.35% for the 2007 valuation. The effects of a 0.25% increase or decrease in the assumed discount rate would change the Company's total pension benefit obligation by approximately $4.2 million. The Company has used an assumed rate of compensation increase of 4.29% for the 2007 valuation. This rate is not expected to change in the foreseeable future and is slightly higher than the Company's actual rate of compensation increase over the past few years.

        The Company also has a limited number of unfunded post-retirement benefit programs that provide certain retirees with medical and prescription drug coverage. The annual net periodic expense and benefit obligations of these programs are also determined on an actuarial basis and are subject to assumptions on the discount rate and increases in compensation levels. The Company uses a September 30 measurement date for valuation purposes. The discount rate used for the 2007 valuation was 6.35%. The effects of a 1% increase or decrease in assumed health care cost trend rates would not be material. Like the defined benefit retirement plans, these plans' assumptions are reviewed periodically by management in consultation with its independent actuary. Changes in the assumptions can result in a change in the net periodic expense and accrued benefit obligations.

Derivative Financial Instruments

        The Company accounts for derivative financial instruments under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which requires that all derivatives be recorded

Carlisle Companies Incorporated

Notes to Consolidated Financial Statements (Continued)

Note 1—Summary of Accounting Policies (Continued)

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

        The Company's international operations are exposed to translation risk when the local currency financial statements are translated into U.S. Dollars. Carlisle monitors this risk, but at December 31, 2007, had no contracts in place for hedging net investment risk.

        Currency valuation risk is considered minimal. At December 31, 2007 the Company had no material currency hedges in place. Less than 6% of the Company's 2007 revenues are in currencies other than the U.S. Dollar.

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

        Prior to 2006, the Company accounted for awards of stock-based employee compensation based on the intrinsic value method under the Accounting Principles Board Opinion 25. As such, no stock-based compensation was recorded in the determination of Net income, as options granted had an option price equal to the market price of the underlying stock on the grant date. The following table illustrates the effect on Net income and Earnings per share ("EPS") had the Company applied the fair value method of

Carlisle Companies Incorporated

Notes to Consolidated Financial Statements (Continued)

Note 1—Summary of Accounting Policies (Continued)

accounting for stock-based employee compensation under SFAS 123, Accounting for Stock-Based Compensation.

In thousands (except per share data)	Year Ended December 31, 2005
Net income, as reported	$115,148
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(3,491)

Net income, proforma	$111,657

Basic EPS (as reported)	$1.87

Basic EPS (proforma)	$1.82

Diluted EPS (as reported)	$1.85

Diluted EPS (proforma)	$1.80

        The pro forma effect includes only the vested portion of options granted in and after 1995. Compensation cost for the years ended December 31, 2007, 2006 and 2005, was estimated using the Black-Scholes model, with the following assumptions:

	Years Ended December 31
	2007	2006	2005
Expected dividend yield	1.3%	1.4%	1.4%
Expected life in years	5.59	5.65	7.00
Expected volatility	25.0%	25.7%	28.2%
Risk-free interest rate	4.7% - 5.1%	4.6% - 5.0%	4.0%
Weighted average fair value	$23.55	$19.27	$20.72

        The expected life of options is based on the assumption that all outstanding options will be exercised at the midpoint of the valuation date and the option expiration date. The expected volatility is based on historical volatility as well as implied volatility of the Company's publicly traded options. The risk free interest rate is based on rates of U.S. Treasury issues with a remaining life equal to the expected life of the option. The expected dividend yield is based on the projected annual dividend payment per share, divided by the stock price at the date of grant.

  Restricted Stock

        Compensation expense is recognized over the vesting period based on the closing stock prices on the grant date of the restricted stock. As compensation expense is recognized, Additional paid-in capital is increased in shareholders' equity. The restricted stock receives the same dividend as common shares outstanding.

Earnings Per Share

        Basic earnings per share excludes the dilutive effects of potentially dilutive options, warrants and convertible securities. Diluted earnings per share reflects the potential dilution that would occur if options,

Carlisle Companies Incorporated

Notes to Consolidated Financial Statements (Continued)

Note 1—Summary of Accounting Policies (Continued)

warrants or other convertible securities were exercised. Restricted shares are considered options for purposes of calculating earnings per share. Differences between basic and diluted earnings per share of the Company are the effect of dilutive stock options and restricted shares. Stock options to purchase approximately 200,000 shares in 2007, 1,500 shares in 2006 and 9,000 shares in 2005 were excluded from the calculation of potentially dilutive options as such options had exercise prices in excess of the average market value of the Company's common stock during these periods.

Foreign Currency Translation

        The Company has determined that the local currency is the functional currency for the majority of its subsidiaries outside the United States. Assets and liabilities of these operations are translated at the exchange rate in effect at each year-end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included as a component of shareholders' equity in Accumulated other comprehensive income. Gains and losses from foreign currency transactions and from the remeasurement of foreign entities where the functional currency is the U.S. Dollar are included in Other income, net.

Reclassifications and Restatements

        Certain reclassifications have been made to 2006 and 2005 information to conform to the current year's presentation.

        The Consolidated Statements of Earnings and Comprehensive Income have been retrospectively adjusted to reflect the effects of discontinued operations and the change in accounting method described in Note 2. In addition, the Consolidated Balance Sheets have been restated to show separately assets held for sale and the liabilities associated with those assets. Segment information presented in Note 20 has also been restated from prior year's presentation to reflect discontinued operations and assets held for sale. See Note 18 for more detail regarding discontinued operations.

        The Company effected a two-for-one split of its $1 par value common stock, whereby one additional share of the Company's stock was issued on March 19, 2007 for each share of common stock held by the shareholders of record as of the close of business on March 7, 2007 (the "stock split"). Accordingly, all references to the number of shares and per share data, except shares authorized, for all periods presented have been adjusted to reflect this stock split.

New Accounting Pronouncements Adopted

        On December 31, 2006, the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158 ("SFAS 158"), Employers' Accounting for Defined Benefit and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively, "postretirement benefit plans") to recognize the funded status of their postretirement plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position, and provide additional disclosures. The effect of adopting the disclosure provisions of SFAS 158 on the Company's financial condition has been included in the accompanying consolidated financial statements. The Company has determined the impact of the change in measurement date from September 30 to December 31 for post-retirement benefit plans to be a decrease in retained earnings of approximately $1.1 million in 2008. See Note 14 for further discussion of the effect of adopting SFAS 158 on the Company's consolidated financial statements.

Carlisle Companies Incorporated

Notes to Consolidated Financial Statements (Continued)

Note 1—Summary of Accounting Policies (Continued)

        In January 2007, the Company adopted SFAS No. 155 ("SFAS 155"), Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statement No. 133 and 140. SFAS 155 permits hybrid financial instruments that have embedded derivatives to be valued as a whole, eliminating the need to bifurcate the derivative from its host, as previously required under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedge Accounting ("SFAS 133"). SFAS 155 also amends SFAS 133 by establishing a requirement to evaluate interests in securitized financial assets to determine whether they are free standing derivatives or whether they contain embedded derivatives that require bifurcation. SFAS 155 is effective for all hybrid financial instruments acquired or issued by the Company on or after January 1, 2007. Adoption of this standard had no material effect on the Company's statement of earnings or financial position.

        In January 2007, the Company adopted Financial Interpretation No. 48 ("FIN 48"). This interpretation clarifies the accounting and financial statement reporting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. The cumulative effect of the change in principle of accounting for uncertain tax positions was a charge to retained earnings of $2.1 million. Refer to Note 15 for more information on the adoption of this interpretation.

        In January 2007, the Company adopted Staff Accounting Bulletin No. 108 ("SAB 108"). SAB 108 expresses the staff's views regarding the process of quantifying financial statement misstatements. Based on SAB 108, prior year misstatements should be considered in quantifying misstatements in current year financial statements. SAB 108 provides approaches to be used to quantify any misstatements. Adoption of this standard had no material effect on the Company's statement of earnings or financial position.

New Accounting Standards

        In September 2006, the FASB issued SFAS No. 157 ("SFAS 157"), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FASB Staff Position (FSP) No. FAS 157-2 defers the effective date of SFAS 157 by one year for certain types of nonfinancial assets and nonfinancial liabilities, to fiscal years beginning after November 15, 2008. The Company is currently evaluating the requirements of this standard and has not yet determined the impact on the consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159 ("SFAS 159"), "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115." This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings (loss) at each subsequent reporting date. It will be effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the requirements of this standard and has not yet determined the impact on the consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations and SFAS No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51. These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS Nos. 141(R) and 160 are required to be adopted simultaneously and are effective for the first annual

Carlisle Companies Incorporated

Notes to Consolidated Financial Statements (Continued)

Note 1—Summary of Accounting Policies (Continued)

reporting period beginning on or after December 15, 2008. Thus, the Company is required to adopt these standards on January 1, 2009. Earlier adoption is prohibited. The Company is currently evaluating the impact of adopting SFAS Nos. 141(R) and 160 on the consolidated financial statements.

Note 2—Change in Accounting Method

        Prior to January 1, 2007, inventories were valued using both the LIFO and the FIFO methods. Effective January 1, 2007, the Company changed its method of accounting for those finished goods, work-in-progress and raw material inventories previously on the LIFO method to the FIFO method. The Company believes the change is preferable as the FIFO method better reflects the current value of inventory on the Consolidated Balance Sheets and provides better matching of revenue and expense in the Consolidated Statements of Earnings and Comprehensive Income. Moreover, the change also conforms all of the Company's raw materials, work-in-process and finished goods inventories to a single costing method (FIFO).

        The Company applied this change in method of inventory costing by retrospectively adjusting the prior years' financial statements. The effect of the change on previously reported consolidated operating results for the quarters ended March 31, June 30, September 30, and December 31, 2006, was to increase (decrease) income from continuing operations and net income by $0.4 million ($0.01 per diluted share), $1.1 million ($0.02 per diluted share), $1.7 million ($0.03 per diluted share), and $(1.8) million ($0.03 loss per diluted share), respectively. The impact on the consolidated statement of earnings for the years ended December 31, 2006 and 2005, was to increase income from continuing operations and net income by $1.4 million ($0.02 per diluted share) and $8.8 million ($0.14 per diluted share), respectively. There was no effect on discontinued operations. Per share amounts include the effect of the two-for-one stock split.

        The effect on the consolidated balance sheet at December 31, 2006 was as follows:

In thousands	Increase (decrease)
Inventories	$40,246
Deferred income tax asset	(10,977)
Accrued expenses	4,156
Retained earnings	25,113

        Had the Company not changed its policy for accounting for inventory, pre-tax income would have been reduced by $4.0 million ($2.5 million loss after-tax, or $0.04 per diluted share) for the year ended December 31, 2007. By quarter, pre-tax income would have increased (decreased) by $1.9 million ($1.2 million after-tax, or $0.02 per diluted share), $(2.4) million ($1.5 million loss after-tax, or $0.02 per diluted share), $(0.8) million ($0.5 million loss after-tax, or $0.01 per diluted share) and $(2.6) million ($1.7 loss after tax or $0.03 per diluted share), for the quarters ended March 31, June 30, September 30 and December 31, 2007, respectively.

Note 3—Receivables Facility

        The Company maintains an agreement (the "Receivables Facility") with a financial institution whereby it sells on a continuous basis an undivided interest in certain eligible trade accounts receivable. Pursuant to the Receivables Facility, the Company formed a wholly-owned, special purpose, bankruptcy-remote subsidiary ("SPV"). The financial position and results of operations of the SPV are consolidated with the Company. The SPV was formed for the sole purpose of buying and selling receivables generated

Carlisle Companies Incorporated

Notes to Consolidated Financial Statements (Continued)

Note 3—Receivables Facility (Continued)

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

        Prior to the third quarter of 2007, the Company accounted for the SPV's sale of undivided interests in the SPV's receivables to the conduit as sales under SFAS No. 140 ("SFAS 140", Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. However, as a result of the Company effectively terminating the existing accounts receivable securitization facility ("the old securitization facility") and subsequently executing a new agreement ("the new securitization facility") during the third quarter of 2007, the amount outstanding under the new securitization facility at December 31, 2007 of $15.0 million is included in Receivables in the Company's Consolidated Balance Sheet. The related borrowings are reflected as Short-term debt, including current maturities. Refer to Note 8.

        At December 31, 2007, under the new securitization facility, all receivables serviced by the SPV totaling $268.6 million, including the $15.0 million outstanding, are included in Receivables in the Company's Consolidated Balance Sheet at their relative fair value. At December 31, 2006, the outstanding balance of receivables serviced by the SPV was $242.3 million and the SPV had not sold any undivided interest to the conduit under the old securitization agreement. As a result, the Company's retained interest in the SPV's receivables amounted to $242.3 million at December 31, 2006 and was included in Receivables in the Company's Consolidated Balance Sheet at its relative fair value. At December 31, 2005, the outstanding balance of receivables serviced by the SPV was $228.8 million and the SPV sold $137.9 million of undivided interest to the conduit under the old securitization agreement which was accounted for as sales under SFAS 140. The amount of the Company's retained interest in the SPV's receivables which was included in Receivables in the Company's Consolidated Balance Sheet at its relative fair value at December 31, 2005 totaled $91.1 million. The retained interest is subordinate to, and provides credit enhancement for, the conduit's ownership interest in the SPV's receivables, and is available to the conduit to pay any fees or expenses due to the conduit, and to absorb all credit losses incurred on any of the SPV's receivables.

        The interest rate paid to the conduit on amounts outstanding under the Receivables Facility is equal to the conduit's pooled commercial paper rate, which was 5.34% and 5.35% at December 31, 2007 and December 31, 2006, respectively. For the first eight months of 2007, the Company's loss on the sales of receivables under the old securitization facility is reported in Other income, net and amounted to $3.5 million. The loss on the sales of receivables under the old securitization facility included in Other income, net for both 2006 and 2005 totaled $4.3 million. The expense related to the new securitization facility totaled $1.0 million in 2007 and is included in Interest expense, net.

Note 4—Inventories

        Carlisle is a diversified manufacturing entity comprised of multiple domestic and international companies that operate as distinct businesses manufacturing different products. Although both the LIFO and FIFO methods were previously used to value inventory, effective January 1, 2007, the Company changed its accounting policy for those inventories previously valued using LIFO, to FIFO. Refer to Note 2 for more information.

Carlisle Companies Incorporated

Notes to Consolidated Financial Statements (Continued)

Note 4—Inventories (Continued)

        The components of inventories at December 31 are as follows:

In thousands	2007	2006*
FIFO (approximates current costs):
Finished goods	$311,331	$295,473
Work-in-process	30,457	28,491
Raw materials	149,783	124,487
Reserves and variances—net	2,203	4,221

	493,774	452,672
Inventories associated with assets held for sale	(1,500)	(2,668)

Inventories	$492,274	$450,004

    *
    2006 amounts have been reclassified to reflect the change in accounting for inventory, see Note 2, and assets held for sale of discontinued operations, see Notes 1 and 18.

Note 5—Property, Plant and Equipment

        The components of property, plant and equipment at December 31 are as follows:

In thousands	2007	2006*
Land	$30,014	$12,868
Buildings and leasehold improvements	292,880	260,585
Machinery and equipment	707,753	652,880
Projects in progress	45,205	32,614

	1,075,852	958,947
Accumulated depreciation	(535,715)	(496,640)
Property, plant and equipment, net, associated with assets held for sale	(2,500)	(3,827)

Property, plant and equipment, net	$537,637	$458,480

    *
    2006 amounts have been reclassified to reflect assets held for sale of discontinued operations, see Notes 1 and 18.

        During 2007 and 2006, the Company capitalized interest in the amount of $1.7 million and $1.6 million, respectively.

Carlisle Companies Incorporated

Notes to Consolidated Financial Statements (Continued)

Note 6—Goodwill and Other Intangible Assets

        The changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2006 are as follows:

In thousands	Industrial Components	Construction Materials	General Industry	Specialty Products	Total
Balance at January 1, 2006	$155,244	$32,112	$79,544	$56,688	$323,588
Goodwill acquired during year	—	—	—	—	—
Purchase accounting adjustments	—	—	—	(14,930)	(14,930)
Currency translation	1	672	—	376	1,049

Balance at December 31, 2006	$155,245	$32,784	$79,544	$42,134	$309,707
Goodwill acquired during year	—	52,749	1,521	—	54,270
Currency translation	373	794	—	248	1,415

Balance at December 31, 2007	$155,618	$86,327	$81,065	$42,382	$365,392

        The Company's other intangible assets as of December 31, 2007, are as follows:

In thousands	Acquired Cost	Accumulated Amortization	Net Book Value
Assets subject to amortization
Patents	$10,423	$(8,345)	$2,078
Software licenses	1,800	(1,629)	171
Customer relationships	27,180	(6,407)	20,773
Other	4,380	(2,874)	1,506
Assets not subject to amortization
Trademarks	4,000	—	4,000
Trade names	10,174	—	10,174

Patents and other intangible assets, net	$57,957	$(19,255)	$38,702

        The Company's other intangible assets as of December 31, 2006, are as follows:

In thousands	Acquired Cost	Accumulated Amortization	Net Book Value
Assets subject to amortization
Patents	$9,900	$(8,054)	$1,846
Software licenses	1,800	(1,371)	429
Customer relationships	14,712	(3,055)	11,657
Other	11,925	(10,518)	1,407
Assets not subject to amortization
Trademarks	4,000	—	4,000

Patents and other intangible assets, net	$42,337	$(22,998)	$19,339

        Estimated amortization expense over the next five years is as follows: $4.6 million in 2008, $4.4 million in 2009, $4.2 million in 2010, $3.4 million in 2011 and $2.1 million in 2012.

Carlisle Companies Incorporated

Notes to Consolidated Financial Statements (Continued)

Note 7—Investments and Advances to Unconsolidated Affiliates

        Investments and advances to unconsolidated affiliates are as follows:

In thousands	Ownership	2007	2006
Joint Venture interest in Icopal A/S	25%	$—	$81,971
Notes Receivable from Icopal A/S		—	15,041

Investment in Icopal A/S		—	97,012
Other investments	28-49%	3,849	4,075

		3,849	101,087
Investments associated with assets held for sale		—	(400)

Investments and advances to affiliates		$3,849	$100,687

        In 2006, the investment in Icopal A/S consisted of a 25% joint venture interest reported in the Construction Materials segment and notes receivable reported in Corporate. On July 31, 2007, the Company sold its interest in Icopal for $114.8 million. The resulting pre-tax gain recognized on the sale was $49.1 million ($47.0 million recognized in Other income, net and $2.1 million recognized as interest income), or $29.9 million after-tax ($0.48 per diluted share).

        The Company has exposure to exchange rate movement relative to its investment in foreign operations. Fluctuations in foreign currencies result in an unrealized gain or loss recorded as an adjustment to the investment and as a component of Accumulated other comprehensive income or loss.

        Continuing and discontinued operations combined unaudited summarized financial information for the Company's unconsolidated affiliates is as follows:

In thousands	2007	2006
Income Statement Information
Net sales*	$837,395	$1,108,917
Earnings before income taxes*	14,640	39,495
Net income*	9,505	25,401

Balance Sheet Information
Current assets	$11,477	$472,362
Non-current assets	7,026	722,821
Current liabilities	4,919	532,935
Non-current liabilities	531	317,932
Equity	13,054	344,316

    *
    Includes 2007 Icopal net sales, EBIT and net income through the date of sale of $820.2 million, $12.4 million and $7.9 million, respectively.

Carlisle Companies Incorporated

Notes to Consolidated Financial Statements (Continued)

Note 8—Borrowings

        Borrowings under short-term credit lines and long-term debt include:

In thousands	2007	2006
6.70% senior notes due 2008	$100,000	$100,000
7.25% senior notes due 2007	—	149,934
6.125% senior notes due 2016, net of unamortized discount of ($970) and ($1,083) respectively	149,030	148,917
Accounts receivable securitization facility	15,000	—
Revolving credit lines	20,000	—
Industrial development and revenue bonds through 2018	20,035	20,035
Other, including capital lease obligations	6,865	7,448
Short-term credit lines	10,450	—

	$321,380	$426,334
Less short-term debt, including current maturities and industrial revenue and development bonds	(58,571)	(151,676)

Long-term debt	$262,809	$274,658

        On August 18, 2006, the Company issued $150 million in ten-year notes at an interest rate of 6.125% in anticipation of the Company's 7.25% $150 million notes maturing January 15, 2007. The net proceeds of the August 2006 notes were used in the interim period to repay all amounts outstanding under the Company's uncommitted line of credit, to reduce the trade accounts receivable sold under the Company's receivables facility and for general corporate purposes. The $150 million notes were included in Short-term debt at December 31, 2006. On January 15, 2007, the Company redeemed the 7.25% $150.0 million notes. The notes were repaid with cash on hand as well as funds from the Company's uncommitted credit facilities.

        During the third quarter of 2007, the Company effectively terminated the existing accounts receivable securitization facility and subsequently executed a new agreement. As a result, at December 31, 2007 the securitization is treated as a borrowing for accounting purposes and the related debt of $15.0 million is reflected in Short-term debt, including current maturities. At December 31, 2007, $135.0 million was available under the Company's $150.0 million accounts receivable securitization facility. The average interest rate on the new accounts receivable securitization facility was 5.83%.

        Certain bonds payable held by the Company at December 31, 2007 mature on May 15, 2008. The Company, however, intends to refinance those bonds payable upon maturity or utilize its existing revolving credit facility until such refinancing is secured, thereby deferring the effective maturity of those bonds payable beyond a twelve-month period immediately following December 31, 2007. Because of the Company's intent and ability to defer the effective maturity beyond a twelve-month period, these bonds payable are included in Long-term debt at December 31, 2007.

        On July 12, 2007, the Company replaced its $300.0 million revolving credit facility with a five-year $400.0 million revolving credit facility (the "2007 Facility") in order to increase the facility size, extend tenor, reduce pricing and improve certain other provisions. At December 31, 2007 the Company had $376.5 million available under this facility. The 2007 Facility provides for grid-based interest pricing based

Carlisle Companies Incorporated

Notes to Consolidated Financial Statements (Continued)

Note 8—Borrowings (Continued)

on the credit rating of the Company's senior unsecured bank or other unsecured senior debt and the Company's utilization of the 2007 Facility. The average interest rate on the 2007 Facility was 5.71%.

        The Company also maintains a $55.0 million uncommitted line of credit of which $44.6 million was available as of December 31, 2007. The average interest rate on the uncommitted line was 5.65%.

        At December 31, 2007, letters of credit amounting to $46.6 million were outstanding primarily to provide security under insurance arrangements and certain borrowings.

        Under the Company's various debt and credit facilities, the Company is required to meet various restrictive covenants and limitations, including certain net worth, cash flow ratios and limits on outstanding debt balances held by certain subsidiaries. The Company was in compliance with all covenants and limitations in 2007 and 2006.

        The industrial development and revenue bonds are collateralized by letters of credit, Company guarantees and/or by the facilities and equipment acquired through the proceeds of the related bond issuances. The weighted average interest rates on the revenue bonds for 2007 and 2006 were 4.54% and 4.32%, respectively. The Company estimates the fair value of its industrial development and revenue bonds approximates their carrying value.

        Other borrowings for 2007 and 2006 include capital lease obligations of $6.3 million and $5.7 million, respectively for the funding of production facility expansions. Interest rates on these borrowings ranged from 6.39% to 13.28% in 2007.

        Cash payments for interest were $26.2 million in 2007, $20.6 million in 2006, and $21.5 million in 2005. Interest expense, net is shown net of interest income of $11.5 million in 2007, $3.5 million in 2006, and $1.5 million in 2005.

        The aggregate amount of short-term and long-term debt maturing in each of the next five years is approximately $158.6 million in 2008, $0 in 2009, 2010, 2011, and 2012, and $163.8 million thereafter.

        The fair value of the Company's senior notes is based on current year yield rates plus the Company's estimated credit spread available for financings with similar terms and maturities. As of December 31, 2007, the fair value of the Company's 6.70% senior notes is approximately $100.2 million. The fair value of the Company's 6.125% senior notes is approximately $151.5 million at December 31, 2007.

Note 9—Derivative Financial Instruments

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

        On November 14, 2006, the Company entered into treasury lock contracts with a notional amount of $100.0 million to hedge the cash flow variability on forecasted debt interest payments associated with changes in interest rates. These contracts have been designated as cash flow hedges and were deemed effective at the origination date and as of December 31, 2007. The valuation of these contracts resulted in a liability of $4.1 million as of December 31, 2007.

Carlisle Companies Incorporated

Notes to Consolidated Financial Statements

Note 9—Derivative Financial Instruments (Continued)

        On June 15, 2005, the Company entered into treasury lock contracts with a notional amount of $150.0 million to hedge the cash flow variability on forecasted debt interest payments associated with changes in interest rates. These contracts were designated as cash flow hedges and were deemed effective at the origination date. On August 15, 2006, the Company terminated the treasury lock contracts resulting in a gain of $5.6 million ($3.5 million, net of tax), which will be amortized to reduce interest expense until August 2016, the term of the interest payments related to the $150.0 million in notes issued on August 18, 2006. At December 31, 2007, the Company had a remaining unamortized gain of $4.9 million ($3.0 million, net of tax) which is reflected in Accumulated other comprehensive income on the Company's Consolidated Balance Sheets. Approximately $0.6 million ($0.4 million, net of tax) is expected to be amortized to reduce Interest expense, net in 2008.

        On May 15, 2007, the Company executed forward exchange contracts with a total notional amount of $95.0 million to hedge the Company's foreign currency exposure of its net investment in its European roofing joint venture ("Icopal") denominated in Danish Kroner. These contracts were designated as economic hedges of a net investment and were deemed effective at the origination date. Upon the sale of Icopal on July 31, 2007, these hedges were redesignated as non-hedging derivatives and any change in the value of the derivatives is reflected in Other income, net. On September 28, 2007, the Company executed forward exchange contracts with a notional amount of $95.0 million to offset the remeasurement of the short-term investment created by the sale of Icopal which was denominated in Danish Kroner. These contracts were designated as non-hedging derivatives. These contracts were terminated on December 14, 2007. The termination of the aforementioned forward exchange contracts resulted in the recognition of $6.8 million of losses reflected in Other income, net, which were partially offset by a $5.7 million foreign exchange gain related to the cash generated by the sale of Icopal denominated in Danish Kroner.

Note 10—Acquisitions

        On May 1, 2007, the Company acquired 100% of the equity of Insulfoam LLC ("Insulfoam") from Premier Industries, Inc., a privately held company, headquartered in Tacoma, Washington, for approximately $167.0 million. An additional working capital payment of $1.3 million was made in February 2008. Insulfoam is a leading manufacturer of block molded expanded polystyrene products used primarily as insulation in building and other construction applications. Insulfoam is under the management direction of the construction materials business, which is included in the Construction Materials segment.

        During the third quarter 2007, the Company established a liability, as an adjustment to the cost of the acquisition, of $3.1 million for exit costs and employee termination costs related to the shut-down of Insulfoam's Columbus location. At December 31, 2007, there were $0.5 million of payments and $1.6 million of charges against the liability.

Carlisle Companies Incorporated

Notes to Consolidated Financial Statements (Continued)

Note 10—Acquisitions (Continued)

        The following table summarizes the initial allocation of the purchase price to the estimated fair values of assets acquired and liabilities assumed at the date of the acquisition of Insulfoam:

In thousands	Purchase Price Allocation
Trade receivables, net	$24,533
Inventories	31,481
Prepaid expenses and other current assets	2,333
Property, plant and equipment, net	44,670
Intangibles	21,734
Goodwill	52,749

Total assets acquired	177,500
Current liabilities	10,245
Other long-term liabilities	240

Total liabilities assumed	10,485

Net assets acquired	$167,015

        Of the $21.7 million of acquired intangible assets, $10.2 million was assigned to the trade name that is not subject to amortization, while the remaining acquired intangibles of $11.5 million were allocated primarily to customer related intangibles, which are being amortized over the assets' determinable useful life of 10 years. The goodwill from this acquisition is deductible for tax purposes.

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

	Twelve Months Ended December 31,
In thousands, except per share data
	2007	2006	2005
Net sales	$2,933,178	$2,772,861	$2,394,813
Earnings before interest and income taxes	331,778	299,798	242,668
Income from continuing operations	214,568	192,759	154,388
Net income	217,184	231,041	126,095
Earnings per share—diluted
Income from continuing operations	$3.43	$3.10	$2.48
Net income	$3.47	$3.71	$2.03

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

Carlisle Companies Incorporated

Notes to Consolidated Financial Statements (Continued)

Note 10—Acquisitions (Continued)

        On January 29, 2007, the Company purchased the assets of Dongguan Qiaotou Yichang Wire and Cable Assembly Factory, located in Guangdong, China, specializing in complex cable assemblies and wire harnesses for medical and industrial applications, for consideration of $3.1 million and contingent additional payments of up to $4.0 million based on the acquired company's future earnings. Operating results for this operation since the acquisition date are included in the General Industry segment. The purchase price allocation resulted in goodwill of approximately $1.5 million and identified intangible assets of $1.0 million with a weighted-average life of 5.7 years. Identified intangible assets consist primarily of customer relationships valued at $0.7 million, with a weighted-average life of 4 years, and other agreements valued at $0.3 million with a weighted-average life of 9 years. The goodwill from this acquisition is not deductible for tax purposes

        On October 7, 2005, the Company acquired the off-highway brake assets of ArvinMeritor, Inc. for approximately $39.0 million. Operating results for this operation since the acquisition date are included in the Specialty Products segment. The acquisition includes manufacturing assets and inventory from the ArvinMeritor facilities in York, SC; Lexington, KY and Cwmbran, South Wales, U.K, which have been subsequently transferred to the Company's off-highway braking systems and specialty friction operations. The acquisition resulted in goodwill of approximately $14.3 million and identified intangible assets of $13.0 million with a weighted-average life of 6.6 years. Identified intangible assets consist primarily of customer relationships valued at $12.1 million, with a weighted-average life of 6.5 years, and patents valued at $0.9 million with a weighted-average life of 7.3 years. The goodwill from this acquisition is deductible for tax purposes.

        In July 2005, the Company acquired the heavy-duty brake lining and brake shoe assets of Zhejiang Kete ("Kete") located in Hangzhou, China, for approximately $34.2 million, resulting in goodwill of $26.5 million and identified intangible assets of $2.5 million, with a weighted-average life of 5.1 years. Identified intangible assets consist primarily of customer relationships and distribution agreements valued at $1.5 million with a weighted-average life of 5 years, formulas valued at $0.7 million with a weighted-average life of 5.2 years, and other intangible assets valued at $0.3 million with a weighted-average life of 5 years. Operating results for this operation since the acquisition date are included in the Specialty Products segment. The goodwill from this acquisition is deductible for tax purposes.

Note 11—Shareholders' Equity

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

        If the Company is acquired in a merger or other business combination, and the Rights have not been redeemed, rights holders may purchase the acquirer's shares at a 50% discount. On May 26, 2006, the Company amended the Shareholders' Rights Agreement to, among other things, extend the term of the Rights until May 25, 2016.

Carlisle Companies Incorporated

Notes to Consolidated Financial Statements (Continued)

Note 11—Shareholders' Equity (Continued)

        Common shareholders of record on May 30, 1986 are entitled to five votes per share. Common stock acquired subsequent to that date entitles the holder to one vote per share until held four years, after which time the holder is entitled to five votes per share.

Note 12—Employee and Non-Employee Stock Options & Incentive Plans

        The Company maintains an Executive Incentive Program (the "Program") for executives and certain other employees of the Company and its operating divisions and subsidiaries. On April 20, 2004, the Program was amended by shareholder approval to allow for awards of stock options, restricted stock, stock appreciation rights, performance shares and units or other awards based on Company stock. Shares issued under these plans are issued from Treasury. At December 31, 2007, 3,235,780 shares were available for grant under this plan; all of which were available for the issuance of restricted and performance shares. The Company also maintains a restricted stock and stock option plan for its non-employee directors. At December 31, 2007, 140,000 and 356,000 shares were available for grant under these plans, respectively. With the exception of certain awards issued December 1, 1999 (the "December 1999 Grant") and certain awards for which vesting was accelerated on September 7, 2005, options issued under both these plans vest one-third upon grant, one-third on the first anniversary of grant and the remaining one-third on the second anniversary of grant. Vesting for the December 1999 Grant was as follows: 10% on March 1, 2001; 30% on March 1, 2002; 60% on March 1, 2003; and 100% on March 1, 2004. All options, including the December 1999 Grant, have a maximum term life of 10 years.

        Compensation expense related to the adoption of SFAS 123(R) and stock options granted was $9.0 million before tax, or $6.0 million after tax ($0.10 per share, basic and diluted) for the year ended December 31, 2007. For the year ended December 31, 2006, compensation expense related to the adoption of SFAS 123(R) and stock options granted was $3.5 million before tax, or $2.4 million after tax ($0.04 per share, basic and diluted). The 2007 compensation expense amount include an award of 200,000 options granted to executive management in June 2007, and additional expense related to the modification of vesting and termination provisions of certain stock option awards. Under SFAS 123(R), excess income tax benefits related to share-based compensation expense that must be recognized directly in equity are considered financing rather than operating cash flow activities. The amount of financing cash flows for these benefits was $5.4 million and $3.7 million for the years ended December 31, 2007 and 2006, respectively. There was no stock-based compensation expense related to stock options in 2005 because the intrinsic value method was used in accordance with APB 25 to account for stock-based awards. Unrecognized compensation cost related to stock options of $2.1 million at December 31, 2007 is to be recognized over a weighted average period of 1.0 years.

        On September 7, 2005, the Compensation Committee of the Company's Board of Directors approved the immediate vesting of 115,533 options originally granted on February 2, 2005 and May 4, 2005. At the time of the vesting, the market value of the Company stock was less than the exercise price of the options.

        Restricted shares awarded under the Program are generally released to the recipient after a period of three years; however, 100,000 shares awarded to executive management in June 2007 vest ratably over five years. At December 31, 2007, under the Company's restricted stock plan, 329,150 non-vested shares were outstanding. The number and weighted average grant-date fair value of restricted shares issued in each of the last three years was as follows: in 2007, 182,680 shares were issued at a weighted average fair value of $44.90; in 2006, 95,440 shares were issued at a weighted average fair value of $34.80; and in 2005, 99,650 shares were issued at a weighted average fair value of $32.19. Compensation expense related to restricted

Carlisle Companies Incorporated

Notes to Consolidated Financial Statements (Continued)

Note 12—Employee and Non-Employee Stock Options & Incentive Plans (Continued)

stock awards of $4.6 million, $3.3 million and $2.1 million were recognized for the years ended December 31, 2007, 2006 and 2005, respectively. Unrecognized compensation cost related to restricted stock awards of $7.1 million at December 31, 2007 is to be recognized over a weighted average period of 3.1 years.

        Stock option activity under the Company's employee and non-employee stock-based plans was as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2004	2,080,904	$21.42
Options granted	496,600	32.21
Options exercised	(275,944)	18.27
Options cancelled	(4,466)	28.54

Outstanding at December 31, 2005	2,297,094	$24.12
Options granted	379,000	34.50
Options exercised	(700,338)	20.33
Options cancelled	(10,666)	27.70

Outstanding at December 31, 2006	1,965,090	$27.43
Options granted	713,000	43.29
Options exercised	(616,822)	23.22
Options cancelled	(6,000)	33.21

Outstanding at December 31, 2007	2,055,268	$34.18

        The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $13.8 million, $13.6 million and $4.5 million, respectively. The weighted average contractual term of options outstanding at December 31, 2007 and 2006 was 7.54 years and 6.25 years, respectively.

        At December 31, 2007, 2006 and 2005, 1,458,936, 1,667,758 and 2,075,294 options were exercisable, with a weighted average exercise price of $31.18, $26.25 and $23.48, respectively. The weighted average contractual term of options exercisable at December 31, 2007 was 6.89 years.

        The fair value of shares vested during 2007 and 2006 was $4.7 million and $1.8 million, respectively. The aggregate intrinsic value of options outstanding and exercisable at December 31, 2007 and 2006 was $12.4 million and $24.6 million, respectively.

Note 13—Other Comprehensive Income (Loss)

        The change in Accumulated other comprehensive income (loss) has no impact on Net income but is reflected in the Consolidated Balance Sheets through adjustments to Shareholders' equity. Other comprehensive income (loss) is derived from adjustments to reflect the minimum post-retirement benefit

Carlisle Companies Incorporated

Notes to Consolidated Financial Statements (Continued)

Note 13—Other Comprehensive Income (Loss) (Continued)

liability, foreign currency translation adjustments, and unrealized gains (losses) on hedging activities. The components of Other comprehensive income (loss) are as follows:

In thousands	Pre-Tax Amount	Tax Expense (Benefit)	After-Tax Amount
Year Ended December 31, 2005
Minimum pension liability	$(5,284)	$(2,370)	$(2,914)
Foreign currency translation	(2,834)	1,082	(3,916)
Loss on hedging activities	(719)	(232)	(487)

Other comprehensive loss	$(8,837)	$(1,520)	$(7,317)

Year Ended December 31, 2006
Minimum pension liability	$(2,348)	$(882)	$(1,466)
Foreign currency translation	9,417	2,715	6,702
Income on hedging activities	5,607	2,242	3,365

Other comprehensive income	$12,676	$4,075	$8,601

Year Ended December 31, 2007
Accrued post-retirement benefit liability	$12,355	$4,646	$7,709
Foreign currency translation	(11,088)	(6,843)	(4,245)
Loss on hedging activities	(4,027)	(1,687)	(2,340)

Other comprehensive (loss) income	$(2,760)	$(3,884)	$1,124

        The accumulated balances for each classification of comprehensive income (loss) are as follows:

In thousands	Foreign Currency Items	Minimum Pension Liability	Accrued Post-Retirement Benefit Liability	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2005	$15,867	$(12,501)	$—	$(551)	$2,815
Net current period change	6,702	(1,466)	—	3,365	8,601
Adoption of SFAS 158	—	13,967	(16,932)	—	(2,965)

Balance at December 31, 2006	22,569	—	(16,932)	2,814	8,451
Net current period change	10,609	—	6,181	(2,999)	13,791
Reclassification adjustment for realized (gains) losses included in net income	(14,854)	—	1,528	659	(12,667)

Balance at December 31, 2007	$18,324	$—	$(9,223)	$474	$9,575

Carlisle Companies Incorporated

Notes to Consolidated Financial Statements (Continued)

Note 14—Retirement Plans

        The Company maintains defined benefit retirement plans for the majority of its employees. Benefits are based primarily on years of service and earnings of the employee. On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS 158. SFAS 158 requires the Company to recognize the funded status of its defined benefit pension and post-retirement medical benefit plans in the Consolidated Statements of Earnings and Comprehensive Income, with a corresponding adjustment to Accumulated other comprehensive income, net of tax. The adjustment to Accumulated other comprehensive income at adoption represented the net unrecognized actuarial losses, unrecognized prior service costs, and unrecognized transition obligation remaining from the initial adoption of SFAS 87, all of which were previously netted against the plan's funded status in the Company's Consolidated Balance Sheets pursuant to the provisions of SFAS 87. Beginning in 2007, these amounts are being recognized as net periodic pension costs pursuant to the Company's accounting policy for amortizing such amounts. Also beginning in 2007, actuarial gains and losses that arise and are not recognized as net periodic pension costs in the same period are recognized as a component of Other comprehensive income. These amounts will be subsequently recognized as a component of net periodic pension costs on the same basis as the amounts recognized in Accumulated other comprehensive income prior to the adoption of SFAS 158.

        The adoption of SFAS 158 had no effect on the Company's Consolidated Statements of Earnings for the years ended December 31, 2006, or for any period presented, and will not affect the Company's operating results in future periods. Had the Company not been required to adopt SFAS 158 at December 31, 2006, it would have recognized an additional minimum liability pursuant to the provisions of SFAS 87.

        Included in Accumulated other comprehensive income at December 31, 2007, are the following amounts that have not yet been recognized in net periodic pension costs: unrecognized prior service credit of $0.2 million ($0.1 million, net of tax) and unrecognized actuarial losses of $13.9 million ($8.7 million, net of tax). The prior service credit and actuarial loss included in Accumulated other comprehensive income and expected to be recognized in net periodic pension costs during the fiscal year ended December 31, 2008, are $0.1 million ($0.1 million net of tax), and $0.6 million ($0.4 million net of tax), respectively.

Carlisle Companies Incorporated

Notes to Consolidated Financial Statements (Continued)

Note 14—Retirement Plans (Continued)

        The reconciliation of the beginning and ending balances of the projected pension benefit obligation, the fair value of the plan assets and the ending accumulated benefit obligation are as follows:

In thousands	2007	2006
Funded status
Projected benefit obligation
Beginning of year	$171,241	$174,067
Change in benefit obligation:
Service cost	5,090	5,615
Interest cost	9,566	9,478
Actuarial gain	(2,436)	(1,455)
Amendment / obligations acquired	—	148
Curtailment gain	—	(1,159)
Benefits paid	(19,555)	(15,453)

End of year	163,906	171,241

Fair value of plan assets
Beginning of year	131,112	129,914
Change in plan assets:
Actual return on plan assets	18,593	5,777
Company contributions	35,395	10,874
Benefits paid	(19,555)	(15,453)

End of year	165,545	131,112

Funded status end of year	$1,639	$(40,129)

Accumulated benefit obligation at end of year	$159,533	$167,980

        The plans' weighted-average asset allocation at December 31, 2007 and 2006 by asset category are as follows:

	2007	2006
U.S. equity securities	44%	47%
International equity securities	15%	15%
Fixed-income securities	37%	33%
Other	4%	4%
Cash	0%	1%

Plan assets at end of year	100%	100%

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

Carlisle Companies Incorporated

Notes to Consolidated Financial Statements (Continued)

Note 14—Retirement Plans (Continued)

growth, value, and large and small capitalizations. Investment risk is measured and monitored on an ongoing basis through investment portfolio reviews, annual liability measures and asset/liability studies.

        The Company's disclosures for its defined benefit retirement plan are determined based on a September 30 measurement date. A reconciliation of the funded status of the plan based on this measurement date and the asset (liability) recorded on the Company's balance sheet at December 31, 2007 and 2006 is set forth below:

In thousands	2007	2006
Funded status	$1,639	$(40,129)
Fourth quarter contributions	80	2,923

Asset (liability) at end of year	$1,719	$(37,206)

        The net asset (liability) consists of the following amounts recorded on the Company's balance sheet at December 31, 2007 and 2006:

In thousands	2007	2006
Noncurrent assets	$14,365	$—
Current liabilities	(1,416)	(546)
Noncurrent liabilities	(11,230)	(36,660)

Asset (liability) at end of year	$1,719	$(37,206)

        The Company is not expecting to make any minimum contributions to the pension plans in 2008, as the plans were fully funded at December 31, 2007.

        Components of net periodic benefit cost for the years ended December 31 are as follows:

In thousands	2007	2006	2005
Service cost	$5,090	$5,615	$6,343
Interest cost	9,566	9,478	9,494
Expected return on plan assets	(10,170)	(9,857)	(10,298)
Curtailment gain	—	(603)	(930)
Amortization of unrecognized net loss	1,486	1,531	420
Amortization of unrecognized prior service cost	(101)	(189)	(217)

Net periodic benefit cost	$5,871	$5,975	$4,812

        The curtailment income of $0.6 million in 2006 was due to the Company's sale of the systems and equipment businesses. The 2005 curtailment gain of $0.9 million was due to the Company's sale of its automotive components business which affected a portion of the Core Plan, and the Canton and Crestline plans in full.

Carlisle Companies Incorporated

Notes to Consolidated Financial Statements (Continued)

Note 14—Retirement Plans (Continued)

        Assumptions for benefit obligations at December 31 are as follows:

	2007	2006
Discount rate	6.35%	5.85%
Rate of compensation increase	4.29%	4.29%
Expected long-term return on plan assets	8.50%	8.50%

        The Company bases its discount rate assumptions on a yield curve which provides better matching of the expected future retirement plan cash flows with projected yields.

        Assumptions for net periodic benefit cost for the years ended December 31 are outlined below:

	2007	2006	2005
Discount rate	5.85%	5.65%	6.00%
Rate of compensation increase	4.29%	3.50%	3.50%
Expected long-term return on plan assets	8.50%	8.50%	8.50%

        The Company considers several factors in determining the long-term rate of return for plan assets. Current market factors such as inflation and interest rates are evaluated and consideration is given to the diversification and rebalancing of the portfolio. The Company also looks to peer data and historical returns for reasonability and appropriateness.

        The 2007 and 2006 pension plan disclosures were determined using a September 30 measurement date. The change in the minimum liability included in other comprehensive income (loss), before taxes, for 2006 and 2005 was $(2.3) million and $(5.3) million, respectively.

        Additionally, the Company maintains retirement savings plans covering a significant portion of its employees. Expenses for these plans were approximately $7.2 million in 2007, $8.6 million in 2006 and $8.7 million in 2005. The Company also sponsors an employee stock ownership plan ("ESOP") as part of one of its existing savings plans. Costs for the ESOP are included in the previously stated expenses. The ESOP is available to eligible domestic employees and includes a match in the Company's common stock of contributions made by plan participants to the savings plan up to a maximum of 4.00% of a participant's eligible compensation. Participants are not allowed to direct their contributions to the savings plan to an investment in the Company's common stock. A breakdown of shares held by the ESOP at December 31 is as follows:

	2007	2006	2005
Shares held by the ESOP	2,582,991	2,763,968	3,032,646

        The Company also has a limited number of unfunded post-retirement benefit programs. Carlisle's liability for post-retirement medical benefits is limited to a maximum obligation; therefore, the Company's liability is not materially affected by an assumed health care cost trend rate.

        Included in Accumulated other comprehensive income at December 31, 2007, are the following amounts that have not yet been recognized in net periodic retiree medical costs: unrecognized transition obligation of $0.2 million ($0.1 million, net of tax), unrecognized prior service cost of $0.2 million ($0.1 million, net of tax) and unrecognized actuarial losses of $0.7 million ($0.5 million, net of tax).

Carlisle Companies Incorporated

Notes to Consolidated Financial Statements (Continued)

Note 14—Retirement Plans (Continued)

        The reconciliation of the beginning and ending balances of the projected post-retirement benefit obligation, the fair value of the plan assets and the accumulated benefit obligation are as follows:

In thousands	2007	2006
Funded status
Projected benefit obligation
Beginning of year	$2,621	$12,598
Change in benefit obligation:
Service cost	1	2
Interest cost	148	483
Plan amendments	206	—
Participant contributions	19	926
Curtailment gain	—	(8,906)
Actuarial loss	(188)	(367)
Benefits paid	(214)	(2,115)

End of year	2,593	2,621

Fair value of plan assets
Beginning of year	—	—
Change	—	—

End of year	—	—

Funded status end of year	$(2,593)	$(2,621)

Accumulated benefit obligation at end of year	$2,593	$2,621

        The Company's 2007 and 2006 disclosures for its post-retirement medical benefit programs are determined based on a September 30 measurement date. A reconciliation of the funded status of the plan based on this measurement date and the liability recorded on the Company's balance sheet at December 31, 2007 and 2006 is set forth below:

In thousands	2007	2006
Funded status	$(2,593)	$(2,621)
Fourth quarter contributions	50	275

Liability at end of year	$(2,543)	$(2,346)

        The net liability consists of the following amounts recorded on the Company's balance sheet at December 31, 2007 and 2006:

In thousands	2007	2006
Current liabilities	$(231)	$(219)
Noncurrent liabilities	(2,312)	(2,127)

Liability at end of year	$(2,543)	$(2,346)

        Company contributions in 2008 are estimated to be consistent with contributions made in 2007.

Carlisle Companies Incorporated

Notes to Consolidated Financial Statements (Continued)

Note 14—Retirement Plans (Continued)

        The Company's post-retirement medical benefit obligations were determined using an assumed discount rate of 6.35% and 5.85% at December 31, 2007 and 2006, respectively. The Company bases its discount rate assumptions on a yield curve which provides better matching of the expected future retirement plan cash flows with projected yields. The effects of a 1% increase or decrease in assumed health care cost trend rates would not be material.

        Components of net periodic post-retirement benefit costs for the years ended December 31 are as follows:

In thousands	2007	2006	2005
Service cost	$1	$1	$3
Interest cost	154	483	680
Curtailment gain	—	(5,722)	—
Amortization of unrecognized loss	95	193	147
Amortization of unrecognized net obligation	48	220	220

Net periodic benefit cost	$298	$(4,825)	$1,050

        The curtailment gain of $5.7 million in 2006 was due to the elimination of the subsidized post-retirement medical coverage for Carlisle Power Transmission Product's participants effective June 1, 2006.

        The Company's post-retirement medical benefit cost for 2007, 2006 and 2005 was determined using an assumed discount rate of 5.85%, 5.65% and 6.00%, respectively.

        The following is a summary of estimated future benefits to be paid for the Company's defined benefit pension plan and post-retirement medical plan at December 31, 2007. Benefit payments are estimated based on the same assumptions used in the valuation of the projected benefit obligation:

Year	Defined Benefit Retirement Plan	Post-Retirement Medical Plan
2008	$20,649	$231
2009	$12,982	$231
2010	$12,712	$241
2011	$13,441	$240
2012	$13,391	$230
2013 - 2017	$72,830	$934

Carlisle Companies Incorporated

Notes to Consolidated Financial Statements (Continued)

Note 15—Income Taxes

        The provision for income taxes from continuing operations is as follows:

In thousands	2007	2006	2005
Current expense
Federal	$81,141	$56,013	$58,883
State, local and other	11,010	6,761	6,684

	92,151	62,774	65,567

Deferred expense (income)
Federal	14,633	15,191	(3,688)
State, local and other	(463)	977	4,396

	14,170	16,168	708

Total provision	$106,321	$78,942	$66,275

        Deferred tax assets (liabilities) are comprised of the following at December 31:

In thousands	2007	2006
Extended warranty	$20,994	$22,132
Doubtful receivables	5,601	3,798
Employee benefits	12,625	16,656
Foreign loss carryforwards	2,335	2,686
Less: valuation allowance	(1,254)	(2,686)
Deferred State Tax Attributes	7,530	—
Other, net	2,595	625

Gross deferred assets	50,426	43,211

Depreciation	(41,491)	(46,569)
Amortization	(36,959)	(29,620)
Inventory reserves	(5,861)	(6,094)
Unrepatriated Foreign Earnings	(19,630)	—

Gross deferred liabilities	(103,941)	(82,283)

Net deferred tax liabilities	$(53,515)	$(39,072)

        In assessing whether deferred tax assets are realizable, the Company considers if it is more likely than not that they will be realized. Realization of deferred tax assets is dependant upon the generation of future taxable income during the periods in which those temporary differences become deductible. At December 31, 2007, it was determined that certain carryforward tax attributes may not be fully realized. Accordingly, a valuation allowance was provided to reduce the related deferred tax assets. Based on historical levels of taxable income and projections of future taxable income over the periods in which deferred tax assets are deductible, the Company believes it is more likely than not the benefits of remaining deductible differences will be realized.

Carlisle Companies Incorporated

Notes to Consolidated Financial Statements (Continued)

Note 15—Income Taxes (Continued)

        A reconciliation of taxes from continuing operations computed at the statutory rate to the tax provision is as follows:

In thousands	2007	2006	2005
Federal income taxes at statutory rate on income from continuing operations	$111,769	$90,207	$73,400
Benefit for export sales	—	(1,077)	(1,036)
Benefit for manufacturing deduction	(4,890)	(1,799)	(1,604)
State and local taxes, net of federal income tax benefit	4,327	4,521	3,633
Rate difference on foreign earnings	(3,233)	(6,255)	(4,906)
Effect of tax law changes	(91)	(4,333)	—
Tax credits	(2,404)	(2,829)	—
Settlement of IRS audit	—	—	(3,000)
Other, net	843	507	(212)

	$106,321	$78,942	$66,275

Effective income tax rate on continuing operations	33.3%	30.6%	31.1%

        Cash payments for income taxes, net of refunds, were $62.7 million, $87.7 million and $33.4 million in 2007, 2006 and 2005, respectively.

        The Company's income before tax from U.S. and non-U.S. operations amounted to $242.1 million and $80.7 million, respectively, for the year ended December 31, 2007, $256.8 million and $41.6 million for 2006 and $147.4 million and $26.6 million for 2005. The Company has not provided U.S. tax on cumulative undistributed earnings of non-U.S. subsidiaries where such earnings are considered indefinitely reinvested. Generally, the Company has provided U.S. tax on cumulative undistributed earnings of non-consolidated foreign subsidiaries, where such earnings are not considered indefinitely reinvested. In 2007, due to a re-organization, Carlisle took control of a foreign subsidiary with approximately $75.5 million in earnings and has provided deferred tax on that portion of the earnings that may be repatriated. Below is a chart of unrepatriated earnings for the most current three years.

In millions	2007	2006	2005
Indefinitely reinvested	$115.1	$73.2	$55.4
Not indefinitely reinvested	56.9	23.6	17.8

Total	$172.0	$96.8	$73.2

        As of December 31, 2007, the Company had foreign operating loss carryforwards in the United Kingdom and in Denmark. No net deferred tax has been provided with respect to these losses.

        The Company's braking business has a tax holiday in China that will expire in 2008. The impact of the tax holiday decreased income taxes by $0.5 million. The benefit of the tax holiday on net income per diluted share was approximately $0.01 in 2007.

        The Company adopted the principles of FIN 48, effective January 1, 2007. As a result of the implementation of FIN 48, the Company recorded the cumulative effect of the change in principle of accounting for uncertain tax positions as a charge to retained earnings of $2.1 million. The total amount of

Carlisle Companies Incorporated

Notes to Consolidated Financial Statements (Continued)

Note 15—Income Taxes (Continued)

unrecognized tax benefit as of December 31, 2007 was $13.0 million ($18.1 million less a benefit of $5.1 million). The Company classifies and reports interest and penalties associated with uncertain tax positions as income tax expense on the Consolidated Statements of Earnings and Comprehensive Income, and as other tax liabilities on the Consolidated Balance Sheets. The total amount of interest and penalties accrued at December 31, 2007 was $3.1 million. The decrease in the 2007 accrual resulted in a $0.2 million reduction of the amount expensed for interest and penalties for the year ended December 31, 2007. The entire balance accrued for uncertain tax positions at December 31, 2007, if recognized, would affect the Company's effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

In thousands
Balance at January 1, 2007	$21,587
Additions based on tax positions related to current year	2,755
Reductions for tax positions of prior years	(2,165)
Statute of limitations	(2,116)
Settlements	(1,979)

Balance at December 31, 2007	$18,082

        Carlisle is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. Carlisle has concluded all U.S federal income tax examinations for years through 2006. Carlisle is currently working with the IRS to complete its compliance assurance audit for tax year 2007. Matters still being discussed include the pricing of tangible products from a non-U.S. subsidiary, the available foreign tax credits and the section 199 deduction. It is expected these matters will be resolved before the 2007 return is completed and filed. Substantially all material state and foreign tax matters have been concluded for tax years through 2002. Within the next twelve months state and foreign audits may conclude and affect the amount of unrecognized tax benefits. The amount of the change in unrecognized tax benefits that may result from audits within the next twelve months is not known.

Note 16—Other Long-Term Liabilities

        The components of other long-term liabilities are as follows:

In thousands	December 31, 2007	December 31, 2006
Deferred taxes and other tax liabilities under FIN 48*	$103,804	$64,872
Pension and other post-retirement obligations	11,981	37,427
Long-term warranty obligations	3,111	2,754
Other	6,262	6,580

Other long-term liabilities	$125,158	$111,633

    *
    The adoption of FIN 48 resulted in the reclassification of certain tax liabilities.

Carlisle Companies Incorporated

Notes to Consolidated Financial Statements (Continued)

Note 17—Commitments and Contingencies

        For its continuing and discontinued operations, the Company is obligated under various noncancelable operating leases for certain facilities and equipment. Rent expense was $18.3 million, $16.8 million and $16.7 million in 2007, 2006 and 2005, respectively. Future minimum payments under its various noncancelable operating leases in each of the next five years are approximately $17.5 million in 2008, $12.3 million in 2009, $9.7 million in 2010, $7.0 million in 2011, $5.2 million in 2012 and $4.5 million thereafter.

        At December 31, 2007, letters of credit amounting to $46.6 million were outstanding, primarily to provide security under insurance arrangements and certain borrowings.

        The Company has financial guarantee lines in place for certain of its operations in Asia and Europe to facilitate working capital needs, customer performance and payment and warranty obligations. At December 31, 2007, the Company had issued guarantees of $2.9 million, of which $1.4 million represents amounts recorded in current liabilities or Other long-term liabilities. The fair value of these guarantees is estimated to equal the amount of the guarantees at December 31, 2007, due to their short-term nature.

        During 2005, the Company sold certain assets and liabilities of its discontinued automotive components business which was part of a series of sales. Certain leases guaranteed by the Company expire in 2009 and 2011 and have total minimum lease payments of $1.7 million as of December 31, 2007. The Company believes that the current lessee will fulfill all obligations required by those lease agreements.

        The Company offers various warranty programs on its installed roofing systems, braking products, truck trailers, and refrigerated truck bodies. The change in the Company's aggregate product warranty liabilities for the period ended December 31 is as follows:

In thousands	2007	2006
Beginning reserve	$6,940	$7,939
Current year provision	11,902	11,071
Current year claims	(11,293)	(12,070)

Ending reserve	$7,549	$6,940

        The amount of extended product warranty revenues recognized was $15.2 million for the year ended December 31, 2007, $14.5 million for the year ended December 31, 2006 and $14.2 million for the year ended December 31, 2005.

        The Company has entered into long-term purchase agreements effective January 1, 2007 and expiring December 31, 2010 for certain key raw materials. Commitments are variable based on changes in commodity price indices. Based on prices at December 31, 2007, commitments under these agreements total approximately $470.8 million.

        The Company maintains self retained liabilities for workers' compensation, medical, general liability and property claims up to applicable retention limits. Retention limits are between $0.5 million and $1.0 million per occurrence for general liability, $0.5 million per occurrence for workers' compensation, $0.1 million per occurrence for property and up to $0.5 million for medical claims. The Company is insured for losses in excess of these limits.

        The Company may be involved in various legal actions from time to time arising in the normal course of business. In the opinion of management, the ultimate outcome of such actions will not have a material

Carlisle Companies Incorporated

Notes to Consolidated Financial Statements (Continued)

Note 17—Commitments and Contingencies (Continued)

adverse effect on the consolidated financial position of the Company, but may have a material impact on the Company's results of operations for a particular period. As a result of the favorable resolution of certain legal actions and insurance proceeds, the Company recognized gains, net of legal fees, of $8.8 million during the year ended December 31, 2007 and $8.2 million during the year ended December 31, 2006 that were included in Other income, net. In addition, the Company recognized in Other income, net, a charge of $2.5 million relating to an arbitration proceeding concerning the termination of a supply agreement for the year ended December 31, 2006.

        At December 31, 2007, approximately 4% of the Company's employees were covered by collective bargaining agreements. Collective bargaining agreements that will expire in 2008 cover less than 1% of the Company's employees. It is uncertain at this time whether agreements will be reached without interruption of production, and the terms of the agreements ultimately reached could result in higher wage and benefit costs.

Note 18—Discontinued Operations and Assets Held for Sale

        In the second quarter of 2007, as part of its commitment to concentrate on its core businesses, the Company announced plans to exit the custom thermoset products molding operation ("thermoset molding operation") of the Specialty Products segment. In September 2006, the Company announced plans to exit the giftware business of the foodservice products business. The sale of the thermoset molding operation is expected to be completed by the second quarter of 2008, and the disposition of the giftware business was completed in 2007. In November of 2005 the Company announced plans to sell the systems and equipment businesses. The assets of these operations have met the criteria for, and have been classified as "held for sale" in accordance with SFAS 144, "Accounting for the Impairment and Disposal of Long-Lived Assets." In addition, results of operations for these businesses, and any gains or losses recognized from their sale, are reported as "discontinued operations" in accordance with SFAS 144.

        Total assets held for sale at December 31 are as follows:

In thousands	December 31, 2007	December 31, 2006
Assets held for sale:
Thermoset molding operation	$5,731	$8,408
Giftware business of foodservice products	—	1,296

Total assets held for sale	$5,731	$9,704

Carlisle Companies Incorporated

Notes to Consolidated Financial Statements (Continued)

Note 18—Discontinued Operations and Assets Held for Sale (Continued)

        The major classes of assets and liabilities held for sale included in the Company's Consolidated Balance Sheets are as follows:

In thousands	December 31, 2007	December 31, 2006
Assets held for sale:
Receivables	$1,620	$2,442
Inventories	1,500	2,668
Prepaid expenses and other current assets	111	367

Total current assets held for sale	3,231	5,477
Property, plant and equipment, net	2,500	3,827
Investments and advances to affiliates	—	400

Total assets held for sale	$5,731	$9,704

Liabilities associated with assets held for sale:
Accounts payable	$158	$696
Accrued expenses	170	216

Total liabilities associated with assets held for sale	$328	$912

        Net sales and income (loss) before income taxes from discontinued operations were as follows:

In thousands	December 31, 2007	December 31, 2006	December 31, 2005
Net sales:
Automotive components	$—	$370	$122,433
Pottery business of foodservice products	—	—	245
Systems and equipment	926	173,566	218,249
Thermoset molding operation	10,841	13,100	13,061
Giftware business of foodservice products	859	2,344	2,645

Net sales for discontinued operations	$12,626	$189,380	$356,633

Income (loss) from discontinued operations:
Plastic components operation of tire and wheel business	$—	$—	$(414)
Automotive components	(1,434)	(4,278)	(46,242)
Pottery business of foodservice products	—	—	(1,481)
Systems and equipment	6,897	49,474	12,808
Thermoset molding operation	(1,649)	(197)	234
Giftware business of foodservice products	(368)	(4,380)	(615)

Income (loss) from discontinued operations	$3,446	$40,619	$(35,710)

Carlisle Companies Incorporated

Notes to Consolidated Financial Statements (Continued)

Note 18—Discontinued Operations and Assets Held for Sale (Continued)

        In 2006, the Company completed the sale of the systems and equipment businesses. A pre-tax gain of $41.3 million was recognized in 2006, with further pre-tax gains of $5.8 million recognized in 2007.

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

Note 19—Fair Value of Financial Instruments

        The Company estimates that the carrying amounts of its cash and cash equivalents, receivables, short-term debt and accounts payable approximate fair value due to their short maturity. See Note 8 regarding the fair market value of the Company's senior notes.

Note 20—Segment Information

        In 2007, the Company managed its businesses under three operating groups, Construction Materials, Industrial Components and Diversified Components, represented by the five financial reporting segments set forth below. The Diversified Components group is represented by the Specialty Products segment, the Transportation Products segment and the General Industry segment. The accounting policies of the segments are the same as those described in the summary of accounting policies. The chief operating decision maker evaluates segment performance by earnings before interest and income taxes. The Company's operations are reported in the following segments:

        Construction Materials—the principal products of this segment are rubber (EPDM) and thermoplastic polyolefin (TPO) roofing membranes used predominantly on non-residential low-sloped roofs, related roofing accessories, including flashings, fasteners, sealing tapes, coatings and waterproofing and insulation products. The markets served include new construction, re-roofing and maintenance of low-sloped roofs, water containment, HVAC sealants, and coatings and waterproofing.

        Industrial Components—the principal products of this segment are bias-ply, non-automotive rubber tires, stamped and roll-formed wheels, industrial transmission belts and accessories. Primary markets include lawn and garden—consumers, lawn and garden—commercial, golf car, home appliance, power equipment, trailer, all terrain vehicle, power sports/recreational vehicles, agriculture, and the related aftermarkets.

Carlisle Companies Incorporated

Notes to Consolidated Financial Statements (Continued)

Note 20—Segment Information (Continued)

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

        General Industry (All Other)—the principal products of this group include: (i) commercial and institutional foodservice permanentware, table coverings, cookware, catering equipment, fiberglass and composite material trays and dishes, industrial brooms, brushes, mops and rotary brushes for commercial and non-commercial foodservice operators and sanitary maintenance professionals, (ii) high-performance wire, cable, connectors and cable assemblies, including RF/microwave connectors and cable assemblies primarily for the aerospace, business aircraft, defense electronics, test and measurement equipment and wireless infrastructure equipment industries, and (iii) insulated temperature/climate-controlled truck bodies for customers in warehouse-to-retail store delivery and home food delivery.

        Corporate—includes general corporate expenses. Corporate assets consist primarily of cash and cash equivalents, facilities, deferred taxes and other invested assets.

Carlisle Companies Incorporated

Notes to Consolidated Financial Statements (Continued)

Note 20—Segment Information (Continued)

        Geographic Area Information—sales are attributable to the United States and to all foreign countries based on the country to which the product was sold. Sales by region for the years ended December 31 are as follows (in thousands):

Region	2007	2006	2005
United States	$2,569,390	$2,302,868	$1,996,400
International:
Canada	146,115	133,135	103,425
Europe	91,288	71,682	49,535
Asia	22,910	15,397	14,492
Mexico & Latin America	21,711	16,193	11,466
Middle East	13,896	10,450	8,460
Australia	5,121	4,912	5,027
Africa	4,488	3,665	4,169
Caribbean and other	1,464	1,108	930

Net Sales	$2,876,383	$2,559,410	$2,193,904

        Long-lived assets, comprised of net property, plant and equipment, goodwill and other intangible assets, investments and other long-term assets, located in the United States and foreign countries are as follows (in thousands):

Country	2007	2006*
Long-lived assets held and used:
United States	$769,580	$665,366
China	162,791	102,890
United Kingdom	13,792	14,536
Netherlands	9,254	24,134
Canada	6,327	5,840
Mexico	1,358	498
Denmark**	—	82,013
All Other	—	72

Total held and used	$963,102	$895,349
Long-lived assets held for sale:
United States	2,500	4,227

Total held for sale	2,500	4,227

Total long-lived assets	$965,602	$899,576

    *
    Prior year presentation revised to reflect assets held for sale of discontinued operations

    **
    2006 includes investment in the Company's European roofing joint venture

Carlisle Companies Incorporated

Notes to Consolidated Financial Statements (Continued)

Note 20—Segment Information (Continued)

        Financial information for operations by reportable business segment is included in the following summary:

Segment Financial Data

In thousands	Sales(1)	EBIT	Assets	Depreciation and Amortization	Capital Spending
2007
Construction Materials(3)(4)	$1,365,403	$240,577	$693,392	$21,496	$28,868
Industrial Components	799,908	58,892	636,407	21,856	22,150
Specialty Products	181,396	5,108	192,505	8,808	7,335
Transportation Products	189,828	28,283	66,587	2,234	13,358
General Industry	339,848	38,196	266,104	9,426	10,178
Corporate(4)	—	(41,670)	128,068	1,725	621

Total	$2,876,383	$329,386	$1,983,063	$65,545	$82,510

2006(2)
Construction Materials(3)	$1,111,184	$175,870	$595,982	$16,062	$46,519
Industrial Components	764,506	59,876	603,228	22,325	15,516
Specialty Products	174,478	9,697	189,671	8,269	9,697
Transportation Products	183,006	30,876	56,907	1,841	5,088
General Industry	326,236	30,189	255,716	8,740	13,552
Corporate	—	(28,460)	195,878	1,385	16

Total	$2,559,410	$278,048	$1,897,382	$58,622	$90,388

2005(2)
Construction Materials(3)	$865,652	$136,721	$406,567	$14,078	$61,683
Industrial Components	747,859	61,824	536,864	21,874	15,449
Specialty Products	138,899	17,515	165,879	4,602	1,757
Transportation Products	154,474	21,294	50,435	1,791	2,609
General Industry	287,020	17,646	233,527	8,948	12,633
Corporate	—	(29,381)	74,793	1,062	6,847

Total	$2,193,904	$225,619	$1,468,065	$52,355	$100,978

(1)
Excludes intersegment sales

(2)
2006 and 2005 figures have been revised to reflect the change in accounting for inventory and discontinued operations.

(3)
Construction Materials EBIT includes equity earnings from Icopal of $2.0 million, $6.0 million and $2.5 million in 2007, 2006 and 2005, respectively.

(4)
Construction Materials 2007 EBIT includes $48.5 million gain recognized on the sale of Icopal, offset by a $1.5 million loss related to the sale of Icopal and included in 2007 Corporate EBIT (net EBIT effect of $47.0 million in 2007).

Carlisle Companies Incorporated

Notes to Consolidated Financial Statements (Continued)

Note 20—Segment Information (Continued)

        A reconciliation of assets reported above to total assets as presented on the Company's Consolidated Balance Sheets is as follows:

	2007	2006
Assets per table above	$1,983,063	$1,897,382
Assets held for sale of discontinued operations (Note 18)	5,731	9,704

Total Assets per Consolidated Balance Sheets	$1,988,794	$1,907,086

        A reconciliation of depreciation and amortization and capital spending reported above to the amounts presented on the Consolidated Statement of Cash Flows is as follows:

	2007	2006	2005
Depreciation and amortization per table above	$65,545	$58,622	$52,355
Depreciation and amortization of discontinued operations	329	1,214	3,967

Total depreciation and amortization	$65,874	$59,836	$56,322

	2007	2006	2005
Capital spending per table above	$82,510	$90,388	$100,978
Capital spending of discontinued operations	—	5,091	7,264

Total capital spending	$82,510	$95,479	$108,242

Carlisle Companies Incorporated

Notes to Consolidated Financial Statements (Continued)

Note 21—Quarterly Financial Data

(Unaudited) In thousands except per share data)	First	Second	Third	Fourth	Year
2007(1)
Net sales	$628,898	$793,860	$778,091	$675,534	$2,876,383
Gross margin	$124,489	$164,640	$161,376	$132,748	$583,253
Operating expenses	$71,157	$84,682	$24,990	$73,038	$253,867
Income from continuing operations, net of tax(2)	$33,754	$55,677	$82,641	$40,949	$213,021
Basic earnings per share from continuing operations	$0.55	$0.90	$1.33	$0.67	$3.46
Diluted earnings per share from continuing operations	$0.54	$0.89	$1.31	$0.66	$3.40

Income (loss) from discontinued operations, net of tax	$3,081	$(2,289)	$(169)	$1,993	$2,616
Basic earnings (loss) per share from discontinued operations	$0.05	$(0.04)	$(0.00)	$0.03	$0.04
Diluted earnings (loss) per share from discontinued operations	$0.05	$(0.04)	$(0.00)	$0.03	$0.04

Net income(2)	$36,835	$53,388	$82,472	$42,942	$215,637
Basic earnings per share	$0.60	$0.86	$1.33	$0.70	$3.50
Diluted earnings per share	$0.59	$0.85	$1.31	$0.69	$3.44

Dividends per share	$0.135	$0.135	$0.145	$0.145	$0.560
Stock price:
High	$47.21	$47.83	$51.54	$49.23
Low	$38.90	$40.88	$44.61	$36.42

2006(1)
Net sales	$617,337	$688,111	$645,261	$608,701	$2,559,410
Gross margin	$127,496	$148,486	$131,744	$116,415	$524,141
Operating expenses	$64,040	$61,912	$59,619	$60,522	$246,093
Income from continuing operations, net of tax	$39,623	$56,128	$45,017	$38,025	$178,793
Basic earnings per share from continuing operations	$0.65	$0.92	$0.73	$0.62	$2.92
Diluted earnings per share from continuing operations	$0.64	$0.90	$0.72	$0.61	$2.87

Income (loss) from discontinued operations, net of tax	$1,974	$983	$(4,783)	$40,108	$38,282
Basic earnings (loss) per share from discontinued operations	$0.03	$0.01	$(0.07)	$0.65	$0.62
Diluted earnings (loss) per share from discontinued operations	$0.03	$0.02	$(0.07)	$0.64	$0.62

Net income	$41,597	$57,111	$40,234	$78,133	$217,075
Basic earnings per share	$0.68	$0.93	$0.66	$1.27	$3.54
Diluted earnings per share	$0.67	$0.92	$0.65	$1.25	$3.49

Dividends per share	$0.125	$0.125	$0.135	$0.135	$0.520
Stock price:
High	$41.28	$44.50	$42.75	$45.18
Low	$33.80	$37.79	$36.66	$39.12

NOTE: The sum of the quarterly per share amounts may not agree to the respective annual amounts due to rounding.

(1)
Quarterly financial data for the 1st quarter 2007 and prior has been revised to reflect discontinued operations. 2006 data has been revised to reflect the change in accounting for inventory. All share and per share data has been revised to reflect the two-for-one stock split.

(2)
2007 Income from continuing operations, net of tax and Net income include $29.4 million of after-tax gain related to the sale of Icopal in the third quarter, and an additional gain of $0.5 million in the fourth quarter, for a total 2007 gain of $29.9 million.

Carlisle Companies Incorporated

Notes to Consolidated Financial Statements (Continued)

Note 22—Subsequent Events

        On January 25, 2008, the Company acquired 100% of the equity of Dinex International, Inc. ("Dinex"), a leading supplier of foodservice products to the healthcare and other institutional industries, for $95.0 million. Dinex has facilities in Glastonbury, CT and Batavia, IL, and will be under the management direction of the foodservice business, which is included in the General Industry segment.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Carlisle Companies Incorporated

        We have audited the accompanying consolidated balance sheets of Carlisle Companies Incorporated and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of earnings and comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Carlisle Companies Incorporated and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 12 and 14 of the consolidated financial statements, in 2006 the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment and Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans. As discussed in Note 2 of the consolidated financial statements, in 2007 the Company changed its method of accounting for inventories from the Last-In, First-Out (LIFO) method to the First-In, First-Out (FIFO) method. As discussed in Note 15 to the consolidated financial statements, in 2007 the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Carlisle Companies Incorporated's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Charlotte, North Carolina
February 29, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Carlisle Companies Incorporated

        We have audited Carlisle Companies Incorporated's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Carlisle Companies Incorporated's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying "Management's Report On Internal Control Over Financial Reporting". Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Carlisle Companies Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2007 and 2006, and the related consolidated statement of earnings and comprehensive income, shareholder's equity, and cash flows for each of the three years in the period ended December 31, 2007 of Carlisle Companies Incorporated and our report dated February 29, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Charlotte, North Carolina
February 29, 2008

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

        (a)   Under the supervision and with the participation of the Company's management, including the Company's chief executive officer and chief financial officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation and as of December 31, 2007, the chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective.

        Management has prepared a report on the Company's internal control over financial reporting in which management has determined that the Company's controls are effective. A copy of management's report is set forth below.

        (b)   During the fourth quarter of 2007, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting.

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of the Company's management, including the chief executive officer and chief financial officer, the Company evaluated the effectiveness of the design and operation of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company's chief executive officer and chief financial officer concluded that the Company's internal control over financial reporting was effective as of December 31, 2007.

        The internal controls over financial reporting have been assessed by Ernst & Young LLP, who's report with respect to the effectiveness of internal controls over financial reporting is included on page 84 of this Form 10-K.

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

Name	Age	Positions With Company	Period of Service
David A. Roberts	60
		Chairman of the Board, President and Chief Executive Officer since June 2007. Former Chairman (from April, 2006 to June, 2007) and President and Chief Executive Officer (from June, 2001 to June, 2007) of Graco Inc., a manufacturer of fluid handling systems and components used in vehicle lubrication, commercial and industrial settings.	June 2007 to date
John W. Altmeyer	48	Group President, Construction Materials since November 2005; President and Chief Executive Officer of Carlisle SynTec from July 1997 to November 2005.	June 1989 to date
Barry Littrell	53
		Group President, Industrial Components since November 2005; President and Chief Executive Officer of Carlisle Tire & Wheel Company from April 2000 to November 2005; and President and Chief Executive Officer of Carlisle Power Transmission from June 2003 to November 2005.	March 1996 to February 2008(1)
Michael D. Popielec	46
		Group President, Diversified Components since November 2005. Formerly employed by (i) Danka Business Systems, Inc. as Chief Operating Officer, Americas from 2004 to 2005 and President and Chief Operating Officer, International from 2003 to 2004, and (ii) General Electric Company as President and Chief Executive Officer GE Power Controls from 2000 to 2003.	November 2005 to date

Carol P. Lowe	42
		Vice President and Chief Financial Officer since May 2004; and Treasurer from January 2002 to May 2004. Formerly employed by National Gypsum Company, a gypsum wallboard manufacturer, as Treasurer from October 2000 to January 2002 and Assistant Treasurer from January 1998 to October 2000.	January 2002 to date
Kevin G. Forster	54	Group President, Specialty Products, since February 2008; and President, Asia-Pacific from September 1997 to February 2008.	August 1990 to date
Steven J. Ford	48	Vice President, Secretary and General Counsel since July 1995.	July 1995 to date
Scott C. Selbach	52	Vice President, Corporate Development since April 2006. Formerly a Director of Torridon Companies LLC, a private investment firm, from May 2002 to April 2006.	April 2006 to date
D. Christian Koch	43
		Regional President, Carlisle Asia-Pacific since February 2008. Formerly employed by Graco, Inc. (i) as Vice President and General Manager, Asia-Pacific from January 2004 to February 2008, (ii) as Vice President, Lubrication Equipment Division from June 2003 to January 2004, and (iii) in various sales and marketing positions in the Industrial and Lubrication Equipment Division prior to June 2003.	February 2008 to date
Fred A. Sutter	47
		Group President, Transportation Products since February 2008. Formerly employed by Graco Inc. (i) as Vice President and General Manager, Applied Fluid Technologies Division from February 2005 to February 2008, (ii) as Vice President and General Manager, Industrial/Automotive Equipment Division from June 2003 to February, 2005, and (iii) as Vice President, Asia-Pacific and Latin America from January 1999 to June 2003.	February 2008 to date

(1)
Mr. Littrell separated from employment with the Company effective February 29, 2008.

        The officers have been elected to serve at the pleasure of the Board of Directors of the Company. There are no family relationships between any of the above officers, and there is no arrangement or understanding between any officer and any other person pursuant to which he was selected an officer.

        Information required by Item 10 with respect to directors of the Company is incorporated by reference to the Company's definitive proxy statement filed with the Securities and Exchange Commission on February 29, 2008.

        The Company has adopted a Business Code of Ethics covering, among others, its principal executive officer, principal accounting officer, and controller. The Business Code of Ethics is published on the Company's website: www.carlisle.com. Any amendment to, or waiver of, any provision of the Business Code of Ethics effecting such senior officers will be disclosed on the Company's website.

        In the Company's definitive proxy statement we describe the procedures under which shareholders can recommend nominees for the Board of Directors. There have been no changes to those procedures since the Company's definitive proxy statement dated March 1, 2007.

Item 11.    Executive Compensation.

        Information required by Item 11 is incorporated by reference to the Company's definitive proxy statement filed with the Securities and Exchange Commission on February 29, 2008.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

        Information required by Item 12 is incorporated by reference to the Company's definitive proxy statement filed with the Securities and Exchange Commission on February 29, 2008.

        The number of securities to be issued upon the exercise of stock options under the Company's equity compensation plans, the weighted average exercise price of the options and the number of securities remaining for future issuance are as follows:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options	(b) Weighted-average exercise price of options outstanding	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	2,055,268	$34.18	3,591,780

Item 13.    Certain Relationships and Related Transactions.

        Information required by Item 13 is incorporated by reference to the Company's definitive proxy statement filed with the Securities and Exchange Commission on February 29, 2008.

Item 14.    Principal Accountant Fees and Services.

        Information required by Item 14 is incorporated by reference to the Company's definitive proxy statement filed with the Securities and Exchange Commission on February 29, 2008.

Part IV

Item 15.    Exhibits and Financial Statement Schedules.

Financial statements required by Item 8 are as follows:

  Consolidated Statements of Earnings, years ended December 31, 2007, 2006 and 2005

  Consolidated Balance Sheets, December 31, 2007 and 2006

  Consolidated Statements of Cash Flows, years ended December 31, 2007, 2006 and 2005

  Consolidated Statements of Shareholders' Equity, years ended December 31, 2007, 2006 and 2005

  Notes to Consolidated Financial Statements

Financial Statement Schedules

  Schedule II—Valuation and Qualifying Accounts

Exhibits applicable to the filing of this report are as follows:

(3)	By-laws of the Company.(a)
(3.1)	Restated Certificate of Incorporation as amended April 22, 1991.(d)
(3.2)	Certificate of Amendment of the Restated Certificate of Incorporation dated December 20, 1996.(f)
(3.3)	Certificate of Amendment of the Restated Certificate of Incorporation dated April 29, 1999.(i)
(4)	Shareholders' Rights Agreement, February 8, 1989.(a)
(4.1)	Amendment to Shareholders' Rights Agreement, dated August 7, 1996.(e)
(4.2)	Amendment No. 2 to Shareholders' Rights Agreement, dated May 26, 2006.(q)
(4.3)	Trust Indenture.(g)
(4.4)	First Supplemental Indenture, dated as of August 18, 2006.(r)
(10.1)	Executive Incentive Program.(b)
(10.2)	Amendment to Executive Incentive Program.(h)
(10.3)	Amended and Restated Executive Incentive Program.(l)
(10.4)	Form of Nonqualified Stock Option Agreement.(m)
(10.5)	Form of Restricted Share Agreement.(m)
(10.6)	Form of Executive Severance Agreement.(c)
(10.7)	Summary Plan Description of Carlisle Companies Incorporated Director Retirement Plan, effective November 6, 1991.(c)
(10.8)	Amendment to the Carlisle Companies Incorporated Director Retirement Plan.(k)
(10.9)	Nonemployee Director Stock Option Plan.(i)
(10.10)	Amended and Restated Non-Employee Director Stock Option Plan.(j)
(10.11)	Form of Stock Option Agreement for Nonemployee Director.(n)

(10.12)	Amended and Restated Nonemployee Director Equity Plan.(o)
(10.13)	Form of Nonqualified Stock Option Agreement for Nonemployee Directors.(p)
(10.14)	Form of Restricted Share Agreement for Nonemployee Directors.(p)
(10.15)	Carlisle Companies Incorporated Deferred Compensation Plan for Non-Employee Directors.(k)
(10.16)	Senior Management Incentive Compensation Plan.(l)
(10.17)	Summary of Compensation Arrangements for Executive Officers.
(10.18)	Summary of Compensation Arrangements for Nonemployee Directors.
(10.19)	Letter Agreement, dated June 5, 2007, between David A. Roberts and the Company.(s)
(10.20)	Letter Agreement, dated June 12, 2007, between Richmond D. McKinnish and the Company.(s)
(10.21)	Nonqualified Stock Option Agreement, dated as of June 21, 2007, between the Company and David A. Roberts.(t)
(10.22)	Restricted Share Agreement, dated as of June 21, 2007, between the Company and David A. Roberts.(t)
(10.23)	Executive Severance Agreement, dated as of June 21, 2007, between the Company and David A. Roberts.(t)
(10.24)	Carlisle Corporation Supplemental Pension Plan.
(10.25)	Second Amended and Restated Credit Agreement, dated as of June 12, 2007, among Carlisle Companies Incorporated, Carlisle Management Company, JPMorgan Chase Bank, N.A. as Administrative Agent and the Banks listed therein.(u)
(12)	Ratio of Earnings to Fixed Charges.
(21)	Subsidiaries of the Registrant.
(23.1)	Consent of Ernst & Young LLP.
(31.1)	Rule 13a-14(a)/15d-14(a) Certifications.
(31.2)	Rule 13a-14(a)/15d-14(a) Certifications.
(32)	Section 1350 Certification.

(a)	Filed as an Exhibit to the Company's annual report on Form 10-K for the year ended December 31, 1988 and incorporated herein by reference.
(b)	Filed with the Company's definitive proxy statement dated March 9, 1994 and incorporated herein by reference.
(c)	Filed as an Exhibit to the Company's annual report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.
(d)	Filed as an Exhibit to the Company's annual report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference.
(e)	Filed as an Exhibit to Form 8-A/A filed on August 9, 1996 and incorporated herein by reference.
(f)	Filed as an Exhibit to the Company's annual report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.
(g)	Filed as an Exhibit to the Company's registration statement on Form S-3 (No. 333-16785) and incorporated herein by reference.

(h)	Filed with the Company's definitive proxy statement dated March 9, 1998 and incorporated herein by reference.
(i)	Filed as an Exhibit to the Company's annual report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.
(j)	Filed as an Exhibit to the Company's annual report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.
(k)	Filed as an Exhibit to the Company's annual report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.
(l)	Filed with the Company's definitive Proxy Statement dated March 11, 2004 and incorporated herein by reference.
(m)	Filed as an Exhibit to the Company's quarterly report on Form 10-Q for the period ended September 30, 2004 and incorporated herein by reference.
(n)	Filed as an Exhibit to the Company's current report on Form 8-K for February 1, 2005 and incorporated herein by reference.
(o)	Filed as an Exhibit to the Company's definitive Proxy Statement dated May 9, 2005 and incorporated herein by reference.
(p)	Filed as an Exhibit to the Company's current report on Form 8-K for May 4, 2005 and incorporated herein by reference.
(q)	Filed as an Exhibit to the Company's current report on Form 8-K for May 26, 2006 and incorporated herein by reference.
(r)	Filed as an Exhibit to the Company's current report on Form 8-K for August 15, 2006 and incorporated herein by reference.
(s)	Filed as an Exhibit to the Company's current report on Form 8-K for June 12, 2007 and incorporated herein by reference.
(t)	Filed as an Exhibit to the Company's quarterly report on Form 10-Q for the period ended June 30, 2007 and incorporated herein by reference.
(u)	Filed as an Exhibit to the Company's current report on Form 8-K for July 12, 2007 and incorporated herein by reference.
(1)
Filed Exhibits 10.1 through 10.24 constitute management contracts or compensatory plans.

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

/s/ DAVID A. ROBERTS David A. Roberts, Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	/s/ DONALD G. CALDER Donald G. Calder, Director
/s/ CAROL P. LOWE Carol P. Lowe, Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	/s/ ROBIN S. CALLAHAN Robin S. Callahan, Director
/s/ PAUL J. CHOQUETTE, JR. Paul J. Choquette, Jr., Director
/s/ PETER L.A. JAMIESON Peter L.A. Jamieson, Director
/s/ PETER F. KROGH Peter F. Krogh, Director
/s/ STEPHEN P. MUNN Stephen P. Munn, Director
/s/ ANTHONY W. RUGGIERO Anthony W. Ruggiero, Director

/s/ LAWRENCE A. SALA Lawrence A. Sala, Director
/s/ ERIBERTO R. SCOCIMARA Eriberto R. Scocimara, Director
February 29, 2008	/s/ MAGALEN C. WEBERT Magalen C. Webert, Director

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

ALLOWANCE FOR DOUBTFUL ACCOUNTS

(Dollars in thousands)

	Column B	Column C			Column E
Column A				Column D
	Balance of Beginning Year	Charged to Costs and Expenses	Charged to Other Accounts		Balance End of Year
Fiscal Year				Deductions(1)
2005*	$5,739	$6,686	$786	$(1,868)	$11,343
2006*	11,343	1,591	1,542	(4,500)	9,976
2007	9,976	4,102	422	(2,784)	11,716

*
2005 and 2006 amounts have been revised from prior disclosures to exclude discontinued operations

(1)
Accounts written off, net of recoveries

CARLISLE COMPANIES INCORPORATED

COMMISSION FILE NUMBER 1-9278

FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2007

EXHIBIT LIST

(10.17)	Summary of Compensation Arrangements for Executive Officers
(10.18)	Summary of Compensation Arrangements for Nonemployee Directors
(10.24)	Carlisle Corporation Supplemental Pension Plan
(12)	Ratio of Earnings to Fixed Charges
(21)	Subsidiaries of the Registrant
(23.1)	Consent of Ernst & Young LLP
(31.1)	Rule 13a-14a/15d-14(a) Certifications
(31.2)	Rule 13a-14a/15d-14(a) Certifications
(32)	Section 1350 Certification

QuickLinks

Part I
  Item 1. Business
  Item 1A. Risk Factors
  Item 1B—Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders.
Part II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
  Item 8. Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
  Item 9A. Controls and Procedures.
  Item 9B. Other Information.
Part III
  Item 10. Directors and Executive Officers of the Registrant.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management.
  Item 13. Certain Relationships and Related Transactions.
  Item 14. Principal Accountant Fees and Services.
Part IV
  Item 15. Exhibits and Financial Statement Schedules.
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS ALLOWANCE FOR DOUBTFUL ACCOUNTS (Dollars in thousands)
CARLISLE COMPANIES INCORPORATED COMMISSION FILE NUMBER 1-9278 FORM 10-K FOR FISCAL YEAR ENDED DECEMBER 31, 2007
EXHIBIT LIST