Form 10-Q
period 2008-03-31
CARLISLE COMPANIES INC
filed 2008-05-09
CIK 790051

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Shares of common stock outstanding at May 1, 2008: 61,018,744

Part I. Financial Information

Item 1.Financial Statements

Carlisle Companies Incorporated

Consolidated Statements of Earnings and Comprehensive Income

For the Three Months ended March 31, 2008 and 2007

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2008	2007*

Net Sales	$708,266	$628,898

Cost and expenses:
Cost of goods sold	578,917	504,409
Selling and administrative expenses	80,602	69,003
Research and development expenses	4,655	4,400

Operating income	44,092	51,086

Asset impairment charges	124,163	—
Other income, net	(1,239)	(2,246)
Interest expense, net	4,407	4,057
(Loss) income before income taxes	(83,239)	49,275

Income tax (benefit) expense	(21,560)	15,521
(Loss) income from continuing operations, net of tax	(61,679)	33,754

Discontinued operations
(Loss) income from discontinued operations	(1,424)	4,587
Income tax (benefit) expense	(507)	1,506
(Loss) income from discontinued operations, net of tax	(917)	3,081
Net (loss) income	(62,596)	36,835

Other comprehensive (loss) income
Foreign currency translation, net of tax	(898)	1,317
Minimum pension liability, net of tax	69	—
Loss on hedging activities, net of tax	(2,801)	(147)
Other comprehensive (loss) income	(3,630)	1,170
Comprehensive (loss) income	$(66,226)	$38,005

(Loss) earnings per share - basic
(Loss) income from continuing operations, net of tax	$(1.02)	$0.55
(Loss) income from discontinued operations, net of tax	(0.01)	0.05
(Loss) earnings per share - basic	$(1.03)	$0.60

(Loss) earnings per share - diluted
(Loss) income from continuing operations, net of tax	$(1.02)	$0.54
(Loss) income from discontinued operations, net of tax	(0.01)	0.05
(Loss) earnings per share - diluted	$(1.03)	$0.59

Weighted average common shares outstanding
Basic	60,594	61,655
Effect of dilutive stock options and restricted stock	—	853
Diluted	60,594	62,508

Dividends declared and paid per share	$0.145	$0.135

* 2007 figures have been reclassified to reflect discontinued operations. See Notes 2 and 7.

See accompanying notes to Unaudited Consolidated Financial Statements

Carlisle Companies Incorporated

Consolidated Balance Sheets

March 31, 2008 and December 31, 2007

(In thousands, except per share and share amounts)

	March 31,	December 31,
	2008	2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$56,805	$88,435
Short term investments	42,179	—
Receivables, less allowance of $14,194 in 2008 and $11,716 in 2007	414,357	367,810
Inventories	503,652	492,274
Deferred income taxes	30,433	31,694
Prepaid expenses and other current assets	32,673	39,748
Current assets held for sale	3,344	3,231
Total current assets	1,083,443	1,023,192

Property, plant and equipment, net of accumulated depreciation of $479,971 in 2008 and $526,682 in 2007	530,052	537,637

Other assets:
Goodwill, net	314,887	365,392
Patents and other intangible assets, net	77,572	38,702
Investments and advances to affiliates	4,350	3,849
Other long-term assets	17,185	17,522
Non-current assets held for sale	2,500	2,500
Total other assets	416,494	427,965

TOTAL ASSETS	$2,029,989	$1,988,794

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt, including current maturities	$39,193	$58,571
Accounts payable	181,201	142,896
Accrued expenses	155,862	170,684
Deferred revenue	15,826	15,708
Current liabilities associated with assets held for sale	424	328
Total current liabilities	392,506	388,187

Long-term liabilities:
Long-term debt	418,015	262,809
Deferred revenue	96,174	93,745
Other long-term liabilities	82,549	125,158
Total long-term liabilities	596,738	481,712

Shareholders’ equity:
Preferred stock, $1 par value. Authorized and unissued 5,000,000 shares	—	—
Common stock, $1 par value. Authorized 100,000,000 shares; 78,661,248 shares issued; 60,509,017 outstanding in 2008 and 60,603,664 outstanding in 2007	78,661	78,661
Additional paid-in capital	66,457	59,872
Unearned compensation - includes restricted shares of 510,345 in 2008 and 329,150 in 2007	(13,630)	(7,074)
Cost of shares of treasury - 17,641,886 shares in 2008 and 17,728,434 shares in 2007	(224,781)	(221,692)
Accumulated other comprehensive income	5,945	9,575
Retained earnings	1,128,093	1,199,553
Total shareholders’ equity	1,040,745	1,118,895

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,029,989	$1,988,794

See accompanying notes to Unaudited Consolidated Financial Statements

Carlisle Companies Incorporated

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2008 and 2007

(Dollars in thousands)

(Unaudited)

	March 31,
	2008	2007

Operating activities
Net (loss) income	$(62,596)	$36,835
Reconciliation of net (loss) income to cash flows from operating activities:
Depreciation	16,679	14,500
Amortization	1,668	955
Non-cash compensation	2,935	3,318
(Earnings) loss in equity investments	(397)	2,195
Asset impairment charges	124,163	—
Gain on sales of investments, property and equipment, net	—	(4,867)
Deferred taxes	(37,912)	(3,473)
Excess tax benefits from stock-based compensation	(110)	(2,983)
Changes in assets and liabilities, excluding effects of acquisitions and divestitures:
Current and long-term receivables	(28,983)	(23,260)
Receivables under securitization program	—	70,000
Inventories	(13,108)	(23,120)
Accounts payable and accrued expenses	(4,605)	(21,494)
Income taxes	8,269	14,342
Long-term liabilities	1,863	1,965
Other operating activities	(668)	(496)
Net cash provided by operating activities	7,198	64,417

Investing activities
Capital expenditures	(23,021)	(18,802)
Acquisitions, net of cash	(95,413)	(22,719)
Proceeds from investments, property and equipment	298	1,404
Purchase of security investments	(41,916)	—
Other investing activities	(71)	320
Net cash used in investing activities	(160,123)	(39,797)

Financing activities
Net change in short-term borrowings and revolving credit lines	135,753	(143,687)
Proceeds from long-term debt	28	365
Dividends	(8,864)	(8,379)
Treasury share repurchases	(4,771)	—
Treasury shares and stock options, net	(1,334)	6,698
Excess tax benefits from stock-based compensation	110	2,983
Net cash provided by (used in) financing activities	120,922	(142,020)

Effect of exchange rate changes on cash	373	219
Change in cash and cash equivalents	(31,630)	(117,181)
Cash and cash equivalents
Beginning of period	88,435	144,029
End of period	$56,805	$26,848

See accompanying notes to Unaudited Consolidated Financial Statements

Notes to Unaudited Consolidated Financial Statements

Three Months Ended March 31, 2008 and 2007

(1)         Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Carlisle Companies Incorporated and its wholly-owned subsidiaries (together, the “Company” or “Carlisle”).  Intercompany transactions and balances have been eliminated in consolidation. The unaudited consolidated financial statements have been prepared in accordance with Article 10-01 of Regulation S-X of the Securities and Exchange Commission and, as such, do not include all information required by generally accepted accounting principles for annual financial statements. However, in the opinion of the Company, these financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial statements for the interim periods presented herein.  Results of operations for the three months ended March 31, 2008 are not necessarily indicative of the operating results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company’s 2007 Form 10-K.

(2) Reclassifications and Restatements

Certain reclassifications have been made to the information for the three months ending March 31, 2007, and the year ended December 31, 2007 to conform to the current year’s presentation.

Consolidated Statements of Earnings and Comprehensive Income have been retrospectively adjusted to reflect the effects of discontinued operations.  Segment information presented in Note 16 has also been restated from prior year’s presentation to reflect the Company’s current segment reporting structure, discontinued operations and assets held for sale.  See Notes 7 and 16 for additional detail regarding discontinued operations and the Company’s segment reporting structure, respectively.

Goodwill segment information in Note 10 has been restated to reflect the Company’s current segment reporting structure.  See Note 16 for additional detail.

(3) New Accounting Pronouncements

New accounting standards adopted

In January 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”) for financial assets and liabilities.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 applies only for fair value measurements that are already required or permitted by other accounting standards (except for measurements of share-based payments) and is intended to increase the consistency of those measurements.  Accordingly, SFAS 157 does not require any new fair value measurements.  Adoption of this standard had no material effect on the Company’s statement of earnings or financial position.  FASB Staff Position (FSP) No. FAS 157-2 deferred the effective date of SFAS 157 by one year for certain types of nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, thus the Company will adopt the provisions of this standard as it relates to the fair value measurement of non-financial assets and liabilities effective January 1, 2009.  See Note 4 for additional detail.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings (loss) at each subsequent reporting date. SFAS 159 was effective for the Company on January 1, 2008. The Company did not apply the fair value option to any of its outstanding instruments and, therefore, SFAS 159 did not have an impact on its Consolidated Financial Statements.  However, in the future, the Company may elect to measure certain financial instruments at fair value in accordance with this standard.

New accounting standards

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51. These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS Nos. 141(R) and 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Thus, the Company is required to adopt these standards on January 1, 2009. Earlier adoption is prohibited. The Company is currently evaluating the impact of adopting SFAS Nos. 141(R) and 160 on the consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities.  SFAS 161 applies to all derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities.  SFAS 161 requires entities to provide greater transparency through additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company is currently evaluating the impact of adopting SFAS No. 161 on the consolidated financial statements.

(4) Fair Value Measurements

As described in Note 3, “New Accounting Pronouncements”, the Company adopted SFAS 157 effective January 1, 2008.  SFAS 157 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  SFAS 157 also describes three levels of inputs that may be used to measure fair value:

Level 1 – quoted prices in active markets for identical assets and liabilities.

Level 2 – observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3 – unobservable inputs in which there is little or no market data available, which requires the reporting entity to develop its own assumptions.

The fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

		Quoted Prices
		In Active	Significant
		Markets for	Other
	Balance at	Identical	Observable
	March 31,	Assets	Inputs
(In thousands)	2008	Level 1	Level 2

Cash and cash equivalents	$56,805	$56,805	—
Short term investments	42,179	42,179	—
Derivate Financial Instruments(1)
Cash flow hedges	(8,457)	—	(8,457)

(1)     Liability based upon valuation.  See Note 15.

As discussed in Note 3, the Company has deferred the adoption of SFAS 157 as it relates to non-financial assets and liabilities as permitted by FSP 157-2.  For the period ended March 31, 2008, the Company carried certain non-financial assets related to its on-highway brake and power transmission belt businesses, reported in the Specialty Products segment, at fair value and recorded impairment losses based on those measurements. These impairment losses are described in more detail in Notes 10 and 18.  The following summarizes the Company’s non-financial assets measured at fair value on a non-recurring basis for the on-highway brake and power transmission belt businesses:

	Balance at	Total
	March 31,	Gains
(In thousands)	2008	(Losses)

Inventory	$51,897	$(11,022)
Property, plant and equipment, net	47,486	(24,722)
Goodwill	—	(82,493)
Patents and other intangible assets, net	—	(5,926)
		$(124,163)

In accordance with the provisions of Statement 144, long-lived assets held and used with a carrying amount of $72.2 were written down to their fair value of $47.5 million, resulting in an impairment charge of $24.7 million, which was included in earnings for the three months ended March 31, 2008.

In accordance with the provisions of Statement 142, goodwill with a carrying amount of $82.5 million was written down to its implied fair value of $0, resulting in an impairment charge of $82.5 million, which was included in earnings for the three months ended March 31, 2008.

In accordance with the provisions of Statement 142, patents and other intangible assets with a carrying amount of approximately $6.0 million were written down to their fair value of $0, resulting in an impairment charge of $6.0 million, which was included in earnings for the three months ended March 31, 2008.

In addition, inventory with a carrying amount of $62.9 million was written down to its fair value of $51.9 million, resulting in an impairment charge of $11.0 million, which was included in earnings for the three months ended March 31, 2008.

In accordance with the provisions of Statement 142, patents and other intangible assets with a carrying amount of approximately $6.0 million were written down to their fair value of $0, resulting in an impairment charge of $6.0 million, which was included in earnings for the three months ended March 31, 2008.

In addition, inventory with a carrying amount of $62.9 million was written down to its fair value of $51.9 million, resulting in an impairment charge of $11.0 million, which was included in earnings for the three months ended March 31, 2008.

(5) Employee Stock-Based Compensation Arrangements

Stock Options

The Company uses the fair value method for accounting for employee stock-based compensation.  Stock option awards have historically been released to the recipient ratably within a period of two years, with the first one-third vesting immediately upon grant; however, with the 789,890 stock options granted during the period ended March 31, 2008, the vesting schedule changed going forward such that options vest ratably over three years, with the first one-third vesting on the first anniversary of the grant.  Compensation expense related to stock options of $1.4 million and $2.6 million was recognized for the three months ended March 31, 2008 and 2007, respectively.  The following table summarizes the stock option activity for the three months ended March 31, 2008.

		Weighted
		Average
	Shares	Exercise
	(In Thousands)	Price

Outstanding at January 1, 2008	2,055,268	$34.18
Granted	789,890	$33.13
Outstanding at March 31, 2008	2,845,158	$33.89

Restricted Stock

Restricted shares awarded are generally released to the recipient after a period of three years; however, 100,000 shares awarded to executive management in the second quarter of 2007 and 56,700 shares awarded to executive management in the first quarter of 2008 vest ratably over five years.  Compensation expense related to restricted stock awards of $1.5 million and $0.7 million was recognized for the three months ended March 31, 2008 and 2007, respectively.

 (6) Acquisitions

On January 25, 2008, the Company acquired 100% of the equity of both Dinex International, Inc. and Proex, Inc. (collectively “Dinex”), leading suppliers of foodservice products to the healthcare and other institutional industries, for $95.0 million.  Dinex has facilities in Glastonbury, CT and Batavia, IL, and is under the management direction of the foodservice business, which is included in the Applied Technologies segment.   Although the Company is continuing to evaluate the purchase price allocation, the initial purchase price allocation resulted in goodwill of approximately $30.1 million and identified intangible assets of $46.4 million.  Of the $46.4 million of acquired intangible assets, $8.1 million was assigned to trade names that are not subject to amortization, $33.0 million was assigned to customer lists with a determinable useful life of 10 years, $1.5 million was assigned to patents with a determinable useful life of 9 years, $0.1 million was assigned to software licenses with a useful life of 3 years and the remaining $3.7 million was assigned to other intangible assets with a weighted average useful life of 16.1 years.  The goodwill from this acquisition is deductible for tax purposes.

On May 1, 2007, the Company acquired 100% of the equity of Insulfoam LLC (“Insulfoam”) from Premier Industries, Inc., a privately held company, headquartered in Tacoma, Washington, for approximately $168.4 million, including a working capital payment of $1.3 million made in February 2008.  Insulfoam is a leading manufacturer of block molded expanded polystyrene products used primarily as insulation in building and other construction applications.  Insulfoam is under the management direction of the construction materials business, which is included in the Construction Materials segment.  The purchase price allocation resulted in goodwill of approximately $54.1 million and identified intangible assets of $21.7 million.  Of the $21.7 million of acquired intangible assets, $10.2 million was assigned to the trade name that is not subject to amortization, while the remaining acquired intangibles of $11.5 million were allocated primarily to customer related intangibles, which are being amortized over the assets’ determinable useful life of 10 years.  The goodwill from this acquisition is deductible for tax purposes.

During the third quarter 2007, the Company established a liability, as an adjustment to the cost of the acquisition, of $3.1 million for exit costs and employee termination costs related to the shut-down of Insulfoam’s Columbus, Ohio location.  At March 31, 2008, there were $0.9 million of payments and $1.8 million of charges against the liability.

(7) Discontinued Operations and Assets Held for Sale

In the second quarter of 2007, as part of its commitment to concentrate on its core businesses, the Company announced plans to exit the custom thermoset products molding operation (“thermoset molding operation”) of the Specialty Products segment.  The sale of the thermoset molding operation is expected to be completed in 2008.  This operation has met the criteria for, and has been classified as “held for sale” in accordance with SFAS 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.”  In addition, results of operations for this business, and any gains or losses recognized from its sale, are reported as “discontinued operations” in accordance with SFAS 144.

Total assets held for sale and associated liabilities for the thermoset products molding operation were as follows:

	March 31,	December 31,
In thousands	2008	2007
Assets held for sale:
Receivables	$1,842	$1,620
Inventories	1,362	1,500
Prepaid expenses and other current assets	140	111
Total current assets held for sale	3,344	3,231

Property, plant and equipment, net	2,500	2,500
Total non-current assets held for sale	2,500	2,500
Total assets held for sale	$5,844	$5,731

Liabilities associated with assets held for sale:
Accounts payable	$188	$158
Accrued expenses	236	170
Total liabilities associated with assets held for sale	$424	$328

In 2005, the Company sold substantially all of the assets of the automotive components business.   The sale of the Company’s systems and equipment businesses was completed in the fourth quarter of 2006.  In September 2006, the Company announced plans to exit the giftware business of the foodservice products business and the disposition of the giftware business was completed in 2007.  Results of operations for these businesses are reported as “discontinued operations” in accordance with SFAS 144.

Net sales and (loss) income before income taxes from discontinued operations were as follows:

	Three Months Ended
	March 31,
In thousands	2008	2007*
Net sales:
Systems and equipment	$—	$474
Thermoset molding operation	2,172	2,964
Giftware business of foodservice products	—	118
Net sales for discontinued operations	$2,172	$3,556

(Loss) income from operations of discontinued operations:
Automotive components	$(1,314)	$(113)
Systems and equipment	(44)	4,829
Thermoset molding operation	(66)	(149)
Giftware business of foodservice products	—	20
(Loss) income before income taxes from discontinued operations	$(1,424)	$4,587

*    2007 figures have been restated to reflect Thermoset molding operation.

Results for the three months ended March 31, 2008 primarily reflected the payment and reserve of certain workers’ compensation claims that remain Carlisle’s liability following the disposition of these businesses over the past few years.  Results for the three months ended March 31, 2007 included additional proceeds related to purchase price adjustments from the sales of the systems and equipment businesses which occurred in the fourth quarter of 2006.

On April 22, 2008, the Company announced its decision to pursue disposition of both its power transmission belt and on-highway brake businesses.  Results for these businesses are currently reflected in the Specialty Products operating segment.  These businesses will be reclassified to discontinued operations in the second quarter of 2008.  In connection with this decision, pre-tax impairment charges were recognized under SFAS 142, “Goodwill and Other Intangible Assets”, and SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  Refer to Note 18 on Subsequent Events.

(8) Investment in Debt Securities

During the period ending March 31, 2008, the Company acquired investment holdings in certain debt securities.  Since it is the Company’s intention to hold these securities until maturity, under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”, the investments are classified as “held-to-maturity” and are currently presented as “Short term investments” in the Company’s Consolidated Balance Sheet.  The investments are stated at their fair value of $42.2 million.  All the investments will mature within one year.

(9) Inventories

Carlisle is a diversified manufacturing entity comprised of multiple domestic and foreign companies that operate as distinct businesses manufacturing different products.   The Company uses the First-in, First-out (“FIFO”) method to value its inventory.

The components of inventories are as follows:

	March 31,	December 31,
In thousands	2008	2007
FIFO (approximates current costs):
Finished goods	$327,243	$311,331
Work-in-process	35,985	30,457
Raw materials	157,401	149,783
Reserves and variances - net	(15,615)	2,203
	505,014	493,774
Inventories associated with assets held for sale	(1,362)	(1,500)
Inventories	$503,652	$492,274

During the first quarter 2008,  the Company recorded a pre-tax inventory valuation reserve of $11.0 million related to impairment losses in connection with the planned disposition of its power transmission belt and on-highway braking businesses within the Specialty Products segment.  Refer to Note 18 on Subsequent Events.

(10) Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2008 are as follows:

	Construction	Transportation	Applied	Specialty
In thousands	Materials	Products	Technologies	Products	Total
Balance as of January 1, 2008*	$86,327	$100,072	$69,880	$109,113	$365,392
Goodwill acquired during year	—	—	30,117	—	30,117
Impairment losses	—	—	—	(82,493)	(82,493)
Purchase accounting adjustments	1,325	—	88	—	1,413
Currency translation	570	(94)	—	(18)	458
Balance at March 31, 2008	$88,222	$99,978	$100,085	$26,602	$314,887

* January 1, 2008 amounts have been reclassified to reflect changes in Segment Reporting, see Notes 2 and 16.

The Company’s other intangible assets at March 31, 2008, are as follows:

	Acquired	Accumulated	Net Book
In thousands	Cost	Amortization	Value
Assets subject to amortization
Patents	$10,506	$(7,662)	$2,844
Software licenses	70	(1)	69
Customer Relationships	57,697	(6,272)	51,425
Other	7,958	(2,998)	4,960
Assets not subject to amortization
Tradenames	18,274	—	18,274
	$94,505	$(16,933)	$77,572

Estimated amortization expense over the next five years is as follows: $6.0 million remaining in 2008, $7.6 million in 2009, $7.6 million in 2010, $7.1 million in 2011 and $5.8 million in 2012.

During the period ending March 31, 2008, the Company recognized intangible asset and goodwill impairment losses under SFAS 142 “Goodwill and Other Intangible Assets” in connection with its decision to pursue disposition of its power transmission belt and on-highway brake business.  The impairment was based on fair value using earnings multiples of disposal valuations of comparable businesses.  The impairment losses for goodwill are set forth in the table above.  Net impairment losses for other intangible assets were recognized totaling approximately $6.0 million and consisted of $4.0 million for trademarks, $0.6 for patents, $0.2 for software, and $1.2 million for customer relationships. Refer to Note 18 on Subsequent Events.

(11) Retirement Plans and Other Postretirement Benefits

Components of net periodic benefit cost are as follows:

	Pension Benefits		Post-retirement Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
In thousands	2008	2007	2008	2007
Service Costs	$1,162	$1,273	$—	$—
Discretionary contribution	94	—	—	—
Interest cost	2,440	2,391	40	39
Expected return on plan assets	(3,139)	(2,542)	—	—
Amortization of:
Net actuarial costs	144	371	13	24
Prior service costs	(36)	(25)	7	—
Unrecognized net obligation	—	—	8	12
Net periodic benefit costs	$665	$1,468	$68	$75

The Company has made no contribution to the plans through March 31, 2008 and does not expect to make any contribution for the remainder of 2008 as the plans were fully funded as of December 31, 2007.

The Company maintains defined contribution plans to which it has contributed $2.9 million during the three months ended March 31, 2008.  Full year contributions are expected to approximate $10.5 million.

(12) Other Long-Term Liabilities

The components of other long-term liabilities are as follows:

	March 31,	December 31,
In thousands	2008	2007
Deferred taxes and other tax liabilities under FIN 48	$61,353	$103,804
Pension and other post-retirement obligations	11,988	11,981
Long-term warranty obligations	2,274	3,111
Other	6,934	6,262
Other long-term liabilities	$82,549	$125,158

The decrease in Deferred tax liabilities during the first quarter reflects the recognition of deferred tax attributes on impairment charges recorded in the first quarter of 2008.

(13) Borrowings

Certain bonds payable of $100.0 million held by the Company at March 31, 2008 mature on May 15, 2008. The Company, however, intends to refinance these bonds payable upon maturity or utilize its existing revolving credit facility until such refinancing is secured, thereby deferring the effective maturity of those bonds payable beyond the twelve-month period immediately following March 31, 2008. Because of the Company’s intent and ability to defer the effective maturity beyond a twelve-month period, these bonds payable are included in Long-term debt at March 31, 2008.

Effective March 31, 2008, the Company exercised the expansion option under its $400.0 million revolving credit facility to increase the facility size to $500.0 million in order to provide additional borrowing availability. Borrowings under the revolving credit facility totaled $155.0 million at March

31, 2008. Based on the Company’s expected future cash flow needs, the Company expects these borrowings to be outstanding beyond the twelve-month period immediately following March 31, 2008 as the revolving credit facility does not expire until July 2012. Therefore, these borrowings are included in Long-term debt at March 31, 2008.

(14) Commitments and Contingencies

For its continuing and discontinued operations, the Company is obligated under various noncancelable operating leases for certain facilities and equipment.  Future minimum payments under its various noncancelable operating leases in each of the next five years are approximately $14.5 million in 2008, $15.2 million in 2009, $11.5 million in 2010, $8.9 million in 2011, $5.1 million in 2012 and $4.9 million thereafter.

At March 31, 2008, letters of credit amounting to $38.1 million were outstanding, primarily to provide security under insurance arrangements and certain borrowings.

The Company has financial guarantee lines in place for certain of its operations in Asia and Europe to facilitate working capital needs, customer performance and payment and warranty obligations.  At March 31, 2008, the Company had issued guarantees of $3.0 million, of which $1.4 million represents amounts recorded in current liabilities or Other long-term liabilities.  The fair value of these guarantees is estimated to equal the amount of the guarantees at March 31, 2008, due to their short-term nature.

During 2005, the Company sold certain assets and liabilities of its discontinued automotive components business which was part of a series of sales. Certain leases guaranteed by the Company expire in 2009 and 2011 and have total minimum lease payments of $1.6 million as of March 31, 2008. The Company believes that the current lessee will fulfill all obligations required by those lease agreements.

The Company offers various warranty programs on its installed roofing systems, braking products, truck trailers, and refrigerated truck bodies.  The change in the Company’s aggregate product warranty liabilities for the period ended March 31 is as follows:

In thousands	2008	2007
Beginning reserve at December 31	$7,549	$6,940
Current year provision	2,111	2,861
Current year claims	(2,380)	(2,729)
Ending reserve at March 31	$7,280	$7,072

The amount of extended product warranty revenues recognized was $3.6 million for the three months ended March 31, 2008, and $3.4 million for the three months ended March 31, 2007.

The Company has entered into long-term purchase agreements expiring December 31, 2010 for certain key raw materials.  Commitments are variable based on changes in commodity price indices. Based on prices at March 31, 2008, commitments under these agreements total approximately $441.1 million.

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

The Company may be involved in various legal actions from time to time arising in the normal course of business. In the opinion of management, the ultimate outcome of such actions will not have a material adverse effect on the consolidated financial position of the Company, but may have a material impact on the Company’s results of operations for a particular period. There were no material legal settlements during the three months ended March 31, 2008. As a result of the favorable resolution of certain legal actions, the Company recognized gains, net of legal fees, of $4.6 million during the three months ended March 31, 2007 that were included in Other (income) expense, net.

(15) Derivative Instruments and Hedging Activities

The Company is exposed to the impact of changes in interest rates and market values of its debt instruments, changes in raw material prices and foreign currency fluctuations. Management of interest rate exposure includes consideration of the use of treasury lock contracts and interest rate swaps to reduce volatility of cash flows and the impact on earnings.

On November 14, 2006, the Company entered into treasury lock contracts with a notional amount of $100.0 million to hedge the cash flow variability on forecasted debt interest payments associated with changes in interest rates. These contracts have been designated as cash flow hedges and were deemed effective at the origination date and as of March 31, 2008. The valuation of these contracts resulted in a liability of $8.5 million as of March 31, 2008.

On June 15, 2005, the Company entered into treasury lock contracts with a notional amount of $150.0 million to hedge the cash flow variability on forecasted debt interest payments associated with changes in interest rates.  These contracts were designated as cash flow hedges and were deemed effective at the origination date.  On August 15, 2006, the Company terminated the treasury lock contracts resulting in a gain of $5.6 million ($3.5 million, net of tax),  which will be amortized to reduce interest expense until August 2016, the term of the interest payments related to the $150.0 million in notes issued on August 18, 2006.  At March 31, 2008, the Company had a remaining unamortized gain of $4.7 million ($2.9 million, net of tax) which is reflected in Accumulated other comprehensive income on the Company’s Consolidated Balance Sheet.

(16) Segment Information

In February 2008, the Company reorganized its previous three operating groups into four operating groups.  It previously presented its three operating groups under five financial reporting segments.  Effective for the quarter ended March 31, 2008, the Company will present four financial reporting segments which align with the four operating groups as set forth below:

• Construction Materials:  the “construction materials” business;

• Transportation Products:  the “tire and wheel” business; and the “specialty trailer” business;

• Applied Technologies:  the “high-performance wire and cable” business; and the “foodservice products” business; and

• Specialty Products:  the “on-highway brake” and “off-highway brake” businesses; the “power transmission belt” business, and the “refrigerated truck bodies” business.

The tire and wheel and power transmission belt businesses were previously reported in the Industrial Components segment;  the specialty trailer business was previously reported in the Transportation Products segment;  the on-highway and off-highway brake businesses were previously reported in the Specialty Products segment; and the high-performance wire and cable, refrigerated truck bodies and foodservice products businesses were previously reported in the General Industry segment.

Sales, operating income and assets for continuing operations by reportable segment are included in the following summary:

Three Months Ended March 31,	2008			2007(2)
In thousands	Sales(1)	Operating Income	Assets	Sales(1)	Operating Income	Assets
Construction Materials	$282,094	$14,930	$701,801	$226,236	$19,449	$562,092
Transportation Products	241,983	23,924	564,643	240,574	28,025	516,147
Applied Technologies	91,019	9,878	360,098	71,130	7,557	234,096
Specialty Products	93,170	3,531	285,792	90,958	4,676	404,294
Corporate	—	(8,171)	111,811	—	(8,621)	71,828
Total	$708,266	$44,092	$2,024,145	$628,898	$51,086	1,788,457

(1) Excludes intersegment sales

(2) 2007 Figures have been adjusted to reflect the change in Segment Reporting and Discontinued Operations.  Previous presentations included Earnings before interest and income taxes (“EBIT”).  Operating income data is presented consistent with the 2008 presentation.

A reconciliation of assets reported above to total assets as presented on the Company’s Consolidated Balance Sheets is as follows:

2008
Assets per table above	$2,024,145
Assets held for sale of discontinued operations	5,844
Total Assets per Consolidated Balance Sheets	$2,029,989

(17) Income Taxes

The Company’s effective tax recovery rate on its first quarter loss from continuing operations was less than the statutory rate.  This was due primarily to the provision of a valuation allowance resulting from the impairment write off of goodwill carried on the books of a Chinese subsidiary operating as part of the on-highway brake business within the Specialty Products segment.  This business will be reclassified to discontinued operations in the second quarter of 2008.

The Company adopted the principles of FIN 48, effective January 1, 2007.  The decrease in the 2008 accrual resulted in a $2.0 million reduction of the amount expensed for foreign tax. This was due to the settlement of the United Kingdom tax audit. The total amount of unrecognized tax benefit as of March 31, 2008 was $10.5 million ($16.3 million less a benefit of $5.8 million).  The Company classifies and reports interest and penalties associated with uncertain tax positions as Income tax (benefit) expense on the Consolidated Statements of Earnings and Comprehensive Income, and as other tax liabilities on the Consolidated Balance Sheets.  The total amount of interest and penalties accrued at March 31, 2008 was $3.4 million.  The entire balance accrued for uncertain tax positions at March 31 2008, if recognized, would affect the Company’s effective tax rate.

The Company is subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions.  The Company has concluded all U.S. federal income tax examinations through 2006.  The Company is currently working with the Internal Revenue Service (“IRS”) to complete its compliance assurance audit for tax year 2007.   Substantially all material state and foreign tax matters have been concluded for tax years through 2002.  Within the next twelve months, state and foreign audits may conclude and affect the amount of unrecognized tax benefits.  The amount of the change in unrecognized tax benefits that may result from audits within the next twelve months is not known.

(18) Subsequent Events

On April 22, 2008, the Company announced its decision to pursue disposition of both its power transmission belt and on-highway brake businesses, in keeping with the Company’s plan to simplify its business and focus attention on its remaining businesses and operating segments.  Results for these businesses are currently reflected in the Specialty Products operating segment.  These businesses will be reclassified to discontinued operations in the second quarter of 2008.  In connection with this decision, impairment charges were recognized during the period ending March 31, 2008 under SFAS 142, “Goodwill and Other Intangible Assets”, and SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  For both businesses, impairment amounts were based on fair value using a combination of earnings multiples of disposal valuations of comparable businesses as well as estimated market prices for specific fixed assets.  Pre-tax impairment charges for the power transmission belt business totaling $68.6 million comprised of $55.5 million goodwill impairment, $4.8 million impairment of other intangibles and $8.3 million impairment of fixed assets.  Pre-tax impairment charges totaling $55.6 million for the on-highway brake business comprised of $27.0 million goodwill impairment, $1.2 million impairment of other intangibles, $16.4 million impairment of fixed assets and $11.0 million for the establishment of additional inventory reserves.  The total pre-tax impairment loss related to the power transmission belt and on-highway brake businesses of $124.2 million is presented under “Asset impairment charges” in the Company’s Consolidated Statement of Earnings.   The after-tax impact of these impairment charges was $89.5 million.

On April 28, 2008, the Company acquired 100% of the equity of Carlyle Incorporated (“Carlyle”), a leading provider of sophisticated aerospace and network interconnection solutions, for a purchase price of $200.0 million.  The results of operations for this business will be reported in the Applied Technologies segment beginning in the second quarter of 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Carlisle Companies Incorporated (“Carlisle”, the “Company”, “we” or “our”) is a diversified manufacturing company focused on achieving profitable growth internally through new product development and product line extensions, and externally through acquisitions that complement the Company’s existing technologies, products and market channels.  Carlisle previously managed its businesses under three operating groups, Construction Materials, Industrial Components and Diversified Components.  Effective February 2008, Carlisle manages its businesses under the following four operating groups and reporting segments:

• Construction Materials:  the “construction materials” business;

• Transportation Products:  the “tire and wheel” business; and the “specialty trailer” business;

• Applied Technologies:  the “high-performance wire and cable” business; and the “foodservice products” business; and

• Specialty Products:  the “on-highway brake” and “off-highway brake” businesses; the “power transmission belt” business, and the “refrigerated truck bodies” business.

The tire and wheel and power transmission belt businesses were reported in the Industrial Components segment; the specialty trailer business was previously reported in the Transportation Products segment;  the on-highway and off-highway brake businesses were previously reported in the Specialty Products segment; and the high-performance wire and cable, refrigerated truck bodies and foodservice products businesses were previously reported in the General Industry segment.

While Carlisle has offshore manufacturing operations, the markets served by the Company are primarily in North America.  Management focuses on maintaining a strong and flexible balance sheet, continued year over year improvement in sales, operating margins and earnings, globalization, and improving cash flow from operations.  Resources are allocated among the operating groups based on management’s assessment of their ability to obtain leadership positions and competitive advantages in the markets they serve.

For a more in-depth discussion of the results discussed in this “Executive Overview,” please refer to the discussion on “Financial Reporting Segments” presented later in “Management’s Discussion and Analysis.”

Net sales of $708.3 million for the three months ended March 31, 2008 were 13% higher than net sales of $628.9 million in the first three months of 2007.  Organic sales growth (organic growth is defined as the increase in net sales excluding the impact of acquisitions and divestitures within the last twelve months as well as the impact of changes in foreign exchange rates) of 4% was led by increased sales volumes in the Construction Materials and Applied Technologies segments.  The acquisitions of Insulfoam, LLC (“Insulfoam”), reported in the Construction Materials segment, and Dinex International, Inc. and Proex, Inc. (collectively “Dinex”), reported in the Applied Technologies segment, contributed $48.9 million, or 8%, of sales growth over last year.   Approximately 1% of sales growth was attributed to changes in foreign currency exchange rates.

Operating income for the first quarter of 2008 was $44.1 million, a 14% decline as compared to operating income of $51.1 million for the first quarter of 2007.  The primary reasons for the decline were a significant rise in raw material costs, which were experienced throughout the Company, production inefficiencies at certain locations within the Transportation Products segment, and higher selling and administrative expenses primarily related to the acquisition of Insulfoam in the Construction Materials segment and Dinex in the Applied Technologies segment.

A loss from continuing operations of $61.7 million, or $1.02 per diluted share, for the three months ended March 31, 2008 compared to income from continuing operations of $33.7 million, or $0.54 per diluted share for the same period in 2007.  Included in 2008 results were after-tax impairment charges totaling $89.5 million, or $1.48 per diluted share, related to the Company’s on-highway brake and power transmission belt businesses.  In April of 2008, the Company decided to pursue disposition of these businesses.  In management’s judgment, disposition of these businesses would result in proceeds less than book value, and impairment charges have been reflected in the results of operations for the quarter ended March 31, 2008.  Both the on-highway brake and power transmission belt businesses, including the related impairment charge, will be reclassified to discontinued operations in the second quarter of 2008.

Sales and Earnings

Consolidated Results of Continuing Operations

Net sales for the three months ended March 31, 2008 increased $79.4 million over the three months ended March 31, 2007.  The acquisitions of Insulfoam, reported in the Construction Materials segment, and Dinex, reported in the Applied Technologies segment, contributed $48.9 million in net sales for the first three months of 2008.  Organic sales growth of 4% was primarily attributed to increased sales volumes in the Construction Materials and Applied Technologies segments.  The impact of changes in foreign currency rates accounted for 1% of sales growth as compared to last year.

Cost of Goods Sold of $578.9 million for the quarter ended March 31, 2008 increased $74.5 million, or 15% above $504.4 million in the first quarter of 2007, on increased sales of 13%.  Acquisitions contributed $41.4 million, or 56%, to the increase, while higher raw material costs accounted for approximately 18%.

Gross margin (net sales less cost of goods sold expressed as a percent of net sales) of 18.3% recognized in the first quarter 2008 decreased compared to gross margin of 19.8% in the first quarter in 2007. With the exception of the Applied Technologies segment, reductions in margins were reported across all segments reflecting increased raw material costs, higher sales of lower margin product in the Construction Materials segment, and production inefficiencies at certain facilities within the Transportation Products segment.

Selling and administrative expenses of $80.6 million for the quarter ended March 31, 2008 were $11.6 million, or 17%, higher than $69.0 million in the first three months of 2007.  The acquisitions of Insulfoam and Dinex accounted for $8.8 million of the increase.  As a percent of net sales, selling and administrative expenses were 11.4% and 11.0% for the three months ended March 31, 2008 and 2007, respectively.  The primary reason for the increase as a percent of net sales can be attributed to the acquisitions.  As a percent of net sales, selling and administrative costs were 16.0% and 22.3% for Insulfoam and Dinex, respectively.  Results in the first quarter of this year also included $2.1 million in bad debt reserves related to a Florida construction materials distributor who filed bankruptcy.

Operating income of $44.1 million in the first quarter of 2008 represented a 14% decline as compared to $51.1 million for the first three months of 2007.  Operating margin (operating income expressed as a percent of net sales) declined from 8.1% in the first quarter of 2007 to 6.2% in the first quarter of 2008.  The decline in operating income and operating margin reflected lower gross margins and higher selling and administrative costs as described above.

Asset impairment charges of $124.2 million were recorded for the quarter ended March 31, 2008.  In April 2008, the Company decided to pursue disposition of the on-highway brake and power transmission belt businesses within the Specialty Products segment.  In management’s judgment, proceeds to be received from the sale of these businesses within the next 12 months would be less than book value.  Of the $124.2 million of total impairment charges, approximately $88.5 million reflected impairment of goodwill and other intangible assets, $24.7 million reflected the impairment of property, plant and equipment, and $11.0 million reflected the impairment of inventory.  These businesses and the results of operations, including impairment charges, will be reclassified to discontinued operations in the second quarter of 2008.

Other income, net of $1.2 million for the three months ended March 31, 2008 compared to other income, net of $2.2 million for the same period in 2007.  Results in the first three months of 2008 primarily reflect foreign currency gains attributable to short-term investments held in foreign currency.  Results for the 2007 period included a gain of $4.6 million on certain legal actions initiated by the Company.  Also included in 2007 results were equity losses from the Company’s European joint venture (“Icopal”) of $2.3 million and expenses of $0.6 million related to the Company’s securitization program.

Income tax benefit was $21.6 million for the three months ended March 31, 2008, compared to income tax expense of $15.5 million for the same period in 2007.  During 2008, the Company’s effective tax recovery rate on its first quarter loss from continuing operations was less than the statutory rate.  This was due primarily to the provision of a valuation allowance resulting from the impairment write off of goodwill carried on the books of a Chinese subsidiary operating as part of the on-highway braking business within the Specialty Products segment.

Loss from continuing operations, net of tax was $61.7 million, or $1.02 per diluted share, for the three months ended March 31, 2008, and compared to income from continuing operations of $33.7 million, or $0.54 per diluted share, for the three months ended March 31, 2007.  Results for the first quarter of 2008 reflect $89.5 million of after-tax impairment charges related to the planned disposition of the on-highway brake and power transmission belt businesses.

Consolidated Results of Discontinued Operations

Loss from discontinued operations, net of tax, for the three months ended March 31, 2008 was $0.9 million, or $0.01 per diluted share, which compared to income from discontinued operations, net of tax, of $3.1 million, or $0.05 per diluted share for the same period in 2007.  Results in the first quarter of this year primarily reflected the reserve of certain workers’ compensation claims that remain Carlisle’s liability following the disposition of several businesses sold over the past few years.  Results for the 2007 period included additional proceeds related to purchase price adjustments from the sales of the systems and equipment businesses which occurred in the fourth quarter of 2006.

Net loss of $62.6 million, or $1.03 per diluted share, for the quarter ended March 31, 2008 compared to net income of $36.8 million, or $0.59 per diluted share, for the quarter ended March 31, 2007.

Acquisitions

On January 25, 2008, the Company acquired 100% of the equity of Dinex, a leading supplier of foodservice products to the healthcare and other institutional industries, for $95.0 million.  Dinex has facilities in Glastonbury, CT and Batavia, IL, and is under the management direction of the foodservice business, which is included in the Applied Technologies segment.   Although the Company is continuing to evaluate the purchase price allocation, the initial purchase price allocation resulted in goodwill of approximately $30.1 million and identified intangible assets of $46.4 million.  Of the $46.4 million of acquired intangible assets, $8.1 million was assigned to trade names that are not subject to amortization, $33.0 million was assigned to customer lists with a determinable useful life of 10 years, $1.5 million was assigned to patents with a determinable useful life of 9 years, $0.1 million was assigned to software licenses with a useful life of 3 years and the remaining $3.7 million was assigned to other intangible assets with a weighted average useful life of 16.1 years.  The goodwill from this acquisition is deductible for tax purposes.

On May 1, 2007, the Company acquired 100% of the equity of Insulfoam LLC (“Insulfoam”) from Premier Industries, Inc., a privately held company, headquartered in Tacoma, Washington, for approximately $168.4 million, including a working capital payment of $1.3 million made in February 2008.  Insulfoam is a leading manufacturer of block molded expanded polystyrene products used primarily as insulation in building and other construction applications.  Insulfoam is under the management direction of the construction materials business, which is included in the Construction Materials segment.  The purchase price allocation resulted in goodwill of approximately $54.1 million and identified intangible assets of $21.7 million.  Of the $21.7 million of acquired intangible assets, $10.2 million was assigned to the trade name that is not subject to amortization, while the remaining acquired intangibles of $11.5 million were allocated primarily to customer related intangibles, which are being amortized over the assets’ determinable useful life of 10 years.  The goodwill from this acquisition is deductible for tax purposes.

During the third quarter 2007, the Company established a liability, as an adjustment to the cost of the acquisition, of $3.1 million for exit costs and employee termination costs related to the shut-down of Insulfoam’s Columbus, Ohio location.  At March 31, 2008, there were $0.9 million of payments and $1.8 million of charges against the liability.

Financial Reporting Segments

The following table summarizes segment net sales and operating income (or “earnings”).   The amounts for each segment should be referred to in conjunction with the applicable discussion below.

	Three Months Ended		Increase
In thousands,	March 31,		(Decrease)
except percentages	2008	2007 *	Amount	Percent
Net Sales
Construction Materials	$282,094	$226,236	$55,858	24.7%
Transportation Products	241,983	240,574	1,409	0.6%
Applied Technologies	91,019	71,130	19,889	28.0%
Specialty Products	93,170	90,958	2,212	2.4%
	$708,266	$628,898	$79,368	12.6%

Operating Income
Construction Materials	$14,930	$19,449	$(4,519)	-23.2%
Transportation Products	23,924	28,025	(4,101)	-14.6%
Applied Technologies	9,878	7,557	2,321	30.7%
Specialty Products	3,531	4,676	(1,145)	-24.5%
Corporate	(8,171)	(8,621)	450	5.2%
	$44,092	$51,086	$(6,994)	-13.7%

* 2007 figures have been revised for the change in Segment Reporting and discontinued operations. Previous presentation included Earnings before interest and income taxes (“EBIT”). Operating income data presented consistent with the 2008 presentation.

Construction Materials

Net sales in the Construction Materials segment were $282.1 million for the quarter ended March 31, 2008, an increase of 24.7% from $226.2 million reported in the same period of 2007.  The acquisition of Insulfoam accounted for $33.0 million of the increase.  Organic growth of 9.9% was driven by higher sales volumes of thermoplastic polyolefin (TPO) roofing systems, insulation and synthetic rubber (EPDM) roofing systems.

Operating income of $14.9 million in the first quarter of 2008 represented a $4.5 million decline compared with the first quarter of 2007.  Operating margin was 5.3% in the first quarter of 2008 as compared to 8.6% for the same period in 2007.  The decline primarily reflected increased raw material costs, unfavorable product mix, and continued competitive pricing.  The relatively high selling and administrative costs associated with Insulfoam contributed to the decline in both earnings and margin.  Results in the first quarter of 2008 also included a $2.1 million charge for bad debts associated with the bankruptcy of a Florida distributor.

Net sales and earnings are generally higher for this segment in the second and third quarters of the year due to increased construction activity during these periods.  The Company expects continued volatility in raw material costs in future quarters, and while selling price increases have been announced for the second and third quarters of this year, the Company is uncertain as to the effect of these actions.  In addition, increased capacity in the market and competitive pricing may place further negative pressure on earnings results in future periods.

Transportation Products

Net sales in the first quarter of 2008 of $242.0 million for the Transportation Products segment were essentially flat as compared to the prior year.   Net sales for the tire and wheel business declined year-over-year.  Continued softness in residential construction coupled with a prolonged winter were the primary reasons behind a decline in sales to the outdoor power equipment (“OPE”) markets.  Sales were also down in the high-speed trailer market due to reduced consumer spending attributable to higher energy costs, credit tightening and a slowing economy.  The decline in sales to the OPE and high-speed trailer markets was partially offset by an increase in sales to the agricultural and construction market, reflecting the Company’s expansion into that product line.   Lower sales in the tire and wheel business were offset by higher sales in the specialty trailer business, primarily due to higher sales of specialty trailers reflecting strong demand for specialized trailers, which offset lower sales of construction trailers on a soft construction market.

Operating income of $23.9 million for the three months ended March 31, 2008 represented a 14.6% decline as compared to the prior year.  Operating margin fell to 9.9% in the first quarter of 2008, down from 11.6% in the prior-year quarter.  The declines in earnings and margins were primarily the result of lower earnings in the tire and wheel business, reflecting increased raw material costs for steel, natural and synthetic rubber, and carbon black, as well as higher manufacturing expenses associated with production inefficiencies at certain facilities.  Earnings for the specialty trailer business were up slightly as compared to 2007; however, margins were also lower in this business as a result of increased raw material costs.

Net sales and earnings for the tire and wheel business are generally higher in the first half of the year due to peak sales volumes in the outdoor power equipment market.  The Company expects raw material cost volatility, as well as softness in the OPE and high-speed trailer markets to continue for much of 2008.  The Company plans to take actions to raise prices and contain costs to combat these issues; however, these trends may suppress earnings growth in subsequent quarters. The tire and wheel and specialty trailer businesses utilize steel in their manufacturing processes.  While the Company has been able to obtain sufficient supply of these raw materials, at times the Company may be subjected to limited availability as well as price volatility, which could have a significant impact on the profitability of this business.

Applied Technologies

Net sales of $91.0 million in the first quarter of 2008 for this segment improved $19.9 million, or 28%, compared to the first quarter of 2007.  The acquisition of Dinex in late January 2008 accounted for $15.9 million of the increase.   Strong demand for jan/san products, which offset declines in restaurant market sales in the foodservice products business, and continued strong demand for aerospace and RF/microwave products in the high-performance wire and cable business, also contributed to the year-over-year growth.

Operating income for this segment increased $2.3 million, or 31%, in the first quarter of 2008 as compared to the prior-year quarter, of which Dinex contributed $1.2 million.  Operating margin of 10.9% improved as compared to 10.6% in 2007.  Increased raw material costs, most notably copper, in the high-performance wire and cable businesses were offset by higher selling prices implemented to offset these costs.  Earnings also improved in the foodservice products business despite the relatively higher selling and administrative costs associated with Dinex due to production efficiencies.

On April 28, 2008, the Company acquired Carlyle Incorporated (“Carlyle”), a provider of sophisticated aerospace and network interconnection solutions, for $200.0 million.  The results of operations for this business will be reported in the Applied Technologies segment beginning in the second quarter of 2008.

With the acquisitions of Dinex and Carlyle, and the resulting exposure to additional markets, conditions remain favorable for businesses in this segment.  However, costs for materials such as copper, resins and metals are experiencing volatility.  This combined with potential delays in new airplane manufacturing schedules, acquisition integration costs, as well as uncertainty regarding general economic conditions higher energy costs, and their impact on consumer spending could place negative pressure on sales and earnings in subsequent quarters.

Specialty Products

Net sales of $93.2 million in the first quarter of 2008 grew 2.4% compared to the first quarter of 2007, primarily on increased sales in the power transmission belt business, and to a lesser extent the off-highway brake business.  Increased sales in these businesses were partially offset by lower sales in the on-highway brake and refrigerated truck bodies businesses.  Sales growth in the power transmission belt business reflected strong demand for agricultural products, and to a lesser extent, outdoor power equipment products.  Sales increased in the off-highway brake business on strong demand in the mining and military sectors.  Sales at the refrigerated truck bodies business declined 13% as compared to the first quarter last year on lower sales to key customers.  Sales were also lower in the on-highway brake business reflecting continued softness in its markets.

Operating income of $3.5 million in the first quarter of 2008 represented a 24.5% decline from the first quarter of 2007.  Operating margins declined from 5.1% in the first quarter of 2007 to 3.8% in the first quarter of 2008.  The off-highway brake business reported positive earnings growth and margin improvement for the quarter as a result of improved sales performance as compared to the prior year.  Positive results in the off-highway brake business were not enough to offset lower earnings for the on-highway brake business reflecting lower sales as compared to last year, and in the power transmission belt business, partially attributed to an unfavorable sales mix.  First quarter 2008 results in the refrigerated truck bodies business were essentially flat as compared to the first quarter of 2007 despite lower sales, as a result of reduced operating expenses,

In April 2008, the Company decided to pursue disposition of the on-highway brake and power transmission belt businesses within this segment.  In management’s judgment, proceeds to be received from the sale of these businesses within the next 12 months would be less than book value, and the Company recorded $124.2 million in pre-tax impairment charges.  Of the $124.2 million, approximately $88.5 million reflected impairment of goodwill and other intangible assets, $24.7 million reflected the impairment of property, plant and equipment, and $11.0 million reflected the impairment of inventory.  These businesses and the results of operations, including impairment charges, will be reclassified to discontinued operations in the second quarter of 2008.

The off-highway brake and refrigerated truck bodies businesses are generally not subject to seasonality.  Key markets for the off-highway brake business continue to look strong; however, there is increased concern over the possibility of rising raw material and freight costs.  While the off-highway brake business has experienced no significant raw material constraints or unrecovered raw material costs in 2008, limited availability and price volatility of raw materials could negatively impact future earnings.  Continued market softness in the refrigerated truck bodies business could also negatively impact sales and earnings performance in subsequent periods.

Balance Sheet

Cash decreased by $31.6 million, from $88.4 million at December 31, 2007 to $56.8 million at March 31, 2008.  Refer to the Liquidity and Capital Resources section on page 25 for more information.

Short term investments of $42.2 million at March 31, 2008 represented off-shore short-term investments in debt securities maturing within one year.

Trade Receivables of $414.3 million at March 31, 2008 represented a $46.5 million increase as compared to receivables of $367.8 million at December 31, 2007.  The increase primarily resulted from higher receivables in the Transportation Products and Applied Technologies segments reflecting higher sales and the acquisition of Dinex.

Inventories increased $11.4 million, from $492.3 million at December 31, 2007 to $503.7 million at March 31, 2008.  The increase mostly relates to a buildup of inventory in the Construction Materials segment to support anticipated demand in the second quarter and the Dinex acquisition in the Applied Technologies segment. The increase in inventories was partially offset by an impairment reserve related to the on-highway brake business included in the Specialty Products segment.

Prepaid expenses and other current assets at March 31, 2008 of $32.7 million, decreased $7.0 million from $39.7 million at December 31, 2007.  The decrease primarily reflects the receipt of certain vendor rebates accrued at December 31, 2007 in the Construction Materials segment.

Property, plant and equipment, net of $530.0 million at March 31, 2008 decreased $7.6 million compared to $537.6 million at December 31, 2007.  The decrease primarily reflects $24.7 million in impairment charges related to the power transmission belt business and on-highway braking business reported in the Specialty Products segment. These impairment charges were partially offset by assets acquired of $10.5 million for Dinex in the Applied Technologies segment and capital spending related to expansions in the Construction Materials and Transportation Products segments.

Goodwill, net decreased $50.5 million from $365.4 million at December 31, 2007 to $314.9 million at March 31, 2008 reflecting impairment of $82.5 million related to the power transmission belt business and on-highway braking business reported in the Specialty Products segment. The impairment was partially offset by $30.1 million in goodwill acquired from the Dinex acquisition.

Patents and other intangible assets, net of $77.6 million at March 31, 2008 increased $38.9 million from $38.7 million at December 31, 2007 as a result of intangible assets acquired of $46.4 million from the Dinex acquisition partially offset by intangible asset impairment of approximately $6.0 million related to the power transmission belt business and on-highway braking business reported in the Specialty Products segment.

Short-term debt, including current maturities, decreased $19.4 million from $58.6 million at December 31, 2007 to $39.2 million at March 31, 2008.  The decrease reflects the reclassification of certain borrowings under the revolving credit facility from current in 2007 to long-term in 2008 and the redemption of certain Industrial Revenue Bonds offset by an increase in borrowings under the Company’s uncommitted line of credit.

Accounts payable increased by $38.3 million, from $142.9 million at December 31, 2007 to $181.2 million at March 31, 2008, reflecting increases in the Construction Materials, Transportation Products and Applied Technologies segments from increased production and sales activity and liabilities assumed from the Dinex acquisition.

Accrued expenses of $155.9 million at March 31, 2008 were $14.8 million lower than accrued expenses at December 31, 2007 of $170.7 million, primarily related to the payment of accrued rebates and bonuses offset by liabilities assumed from the Dinex acquisition.

Long-term debt increased by $155.2 million, from $262.8 million at December 31, 2007 to $418.0 million at March 31, 2008. This increase reflects the reclassification of the Company’s revolving credit facility from Short-term debt and increased borrowings under such facility to fund the Dinex acquisition and capital expenditures.

Other long-term liabilities decreased by $42.6 million, from $125.1 million at December 31, 2007 to $82.5 million at March 31, 2008.  The decrease was primarily a result of lower net deferred tax liabilities reflecting deferred tax attributes recorded on impairment charges recorded in the first quarter of 2008.

Liquidity and Capital Resources

Sources and Uses of Cash

	Three Months Ended March 31,
In thousands	2008	2007
Net cash provided by operating activities	$7,198	$64,417
Net cash used in investing activities	(160,123)	(39,797)
Net cash provided by (used in) financing activities	120,922	(142,020)
Effect of exchange rate changes on cash	373	219
Change in cash and cash equivalents	$(31,630)	$(117,181)

Net cash provided by operating activities was $7.2 million for the three months ended March 31, 2008 compared to net cash provided by operating activities of $64.4 million for the three months ended March 31, 2007. Net cash provided by operating activities in 2007 included an increase in operating cash flow of $70.0 million for the increase in the utilization of the accounts receivable facility.

Cash used in investing activities was $160.1 million for the quarter ended March 31, 2008 compared to $39.8 million for the first quarter of 2007.  Capital expenditures were $23.0 million in the first quarter of 2008 compared to capital expenditures of $18.8 million in the first quarter of 2007. Cash used for acquisitions in 2008 of $95.4 million included the acquisition of Dinex for the Company’s foodservice business. Cash used in investing activities in 2007 included $22.7 million used to fund the acquisitions of manufacturing operations in China for the Company’s tire and wheel and high performance wire and cable businesses. 2008 investing activities also included the purchase of $41.9 million in off-shore short-term investments.

Cash provided by financing activities of $120.9 million for the three months ended March 31, 2008 included borrowings under the Company’s revolving credit facility to fund the Dinex acquisition, offset by Treasury share repurchases totaling $4.8 million. Cash used in financing activities of $142.0 million for the three months ended March 31, 2007 reflects the redemption of the Company’s 7.25% $150.0 million notes.

Debt Instruments, Guarantees and Covenants

The following table quantifies certain contractual cash obligations and commercial commitments at March 31, 2008:

		Remaining in
In thousands	Total	2008	2009	2010	2011	2012	Thereafter
Short-term credit lines and long-term debt	$458,150	$294,202	$43	$13	$14	$15	$163,863
Interest on long-term debt(1)	100,365	8,671	10,505	10,511	10,514	10,519	49,645
Noncancellable operating leases	60,114	14,498	15,151	11,536	8,928	5,096	4,905
Purchase obligations	441,122	145,091	187,326	108,705	-	-	-
Total Commitments	$1,059,751	$462,462	$213,025	$130,765	$19,456	$15,630	$218,413

(1)   Future expected interest payments are calculated based on the stated rate for fixed rate debt and the effective interest rate as of March 31, 2008 for variable rate debt.

Short-term credit lines and long-term debt for 2008 in the above table includes $100.0 million related to certain bonds payable held by the Company at March 31, 2008 that mature on May 15, 2008. The Company, however, intends to refinance these bonds payable upon maturity or utilize its existing revolving credit facility until such refinancing is secured, thereby deferring the effective maturity of those bonds payable beyond the twelve-month period immediately following March 31, 2008. Because of the Company’s intent and ability to defer the effective maturity beyond a twelve-month period, these bonds payable are included in Long-term debt at March 31, 2008.

Short-term credit lines and long-term debt for 2008 in the above table also includes $155.0 million related to borrowings under the Company’s revolving credit facility. Based on the Company’s expected future cash flow needs, the Company expects these borrowings to be outstanding beyond the twelve-month period immediately following March 31, 2008 as the revolving credit facility does not expire until July 2012. Therefore, these borrowings are included in Long-term debt at March 31, 2008.

The above table does not include $82.5 million of other long-term liabilities.  Other long-term liabilities consist primarily of deferred income tax and other tax liabilities of $61.3 million, pension and post-retirement medical benefits of $12.0 million, and warranty and other obligations of $9.2 million.  Due to factors such as return on plan assets, disbursements, contributions, and timing of warranty claims, it is not estimable when the majority of these commitments will become due.

The Company has entered into long-term purchase agreements expiring December 31, 2010 for certain key raw materials.  Commitments are variable based on changes in commodity price indices. Based on prices at March 31, 2008, commitments under these agreements total approximately $441.1 million.

Effective March 31, 2008, the Company exercised the expansion option under its $400.0 million revolving credit facility to increase the facility size to $500.0 million in order to provide additional borrowing availability. At March 31, 2008, $341.5 million was available under this facility. The Company also maintains a $55.0 million uncommitted line of credit of which $21.7 million was available as of March 31, 2008. At March 31, 2008, the entire $150.0 million was available under the Company’s receivables securitization facility.

At March 31, 2008, letters of credit amounting to $38.1 million were outstanding, primarily to provide security under insurance arrangements and certain borrowings.

The Company has financial guarantee lines in place for certain of its operations in Asia and Europe to facilitate working capital needs, customer performance and payment and warranty obligations.  At March 31, 2008, the Company had issued guarantees of $3.0 million, of which $1.4 million represents amounts recorded in current liabilities or Other long-term liabilities.

During 2005, the Company sold certain assets and liabilities of its discontinued automotive components business which was part of a series of sales.  Certain leases guaranteed by the Company expire in 2009 and 2011 and have total minimum lease payments of $1.6 million as of March 31, 2008. The Company believes that the current lessee will fulfill all obligations required by those lease agreements.

Discontinued Operations and Assets Held for Sale

In the second quarter of 2007, as part of its commitment to concentrate on its core businesses, the Company announced plans to exit the custom thermoset products molding operation (“thermoset molding operation”) of the Specialty Products segment.  The sale of the thermoset molding operation is expected to be completed in 2008.  This operation has met the criteria for, and has been classified as “held for sale” in accordance with SFAS 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.”  In addition, results of operations for this business, and any gains or losses recognized from its sale, are reported as “discontinued operations” in accordance with SFAS 144.

Total assets held for sale and associated liabilities for the thermoset products molding operation were as follows:

In thousands	March 31, 2008	December 31, 2007
Assets held for sale:
Receivables	$1,842	$1,620
Inventories	1,362	1,500
Prepaid expenses and other current assets	140	111
Total current assets held for sale	3,344	3,231
Property, plant and equipment, net	2,500	2,500
Total non-current assets held for sale	2,500	2,500
Total assets held for sale	$5,844	$5,731

Liabilities associated with assets held for sale:
Accounts payable	$188	$158
Accrued expenses	236	170
Total liabilities associated with assets held for sale	$424	$328

In 2005, the Company sold substantially all of the assets of the automotive components business.   The sale of the Company’s systems and equipment businesses was completed in the fourth quarter of 2006.  In September 2006, the Company announced plans to exit the giftware business of the foodservice products business and the disposition of the giftware business was completed in 2007.  Results of operations for these businesses are reported as “discontinued operations” in accordance with SFAS 144.

Net sales and (loss) income before income taxes from discontinued operations were as follows:

	Three Months Ended March 31,
In thousands	2008	2007*
Net sales:
Systems and equipment	$—	$474
Thermoset molding operation	2,172	2,964
Giftware business of foodservice products	—	118
Net sales for discontinued operations	$2,172	$3,556

(Loss) income from operations of discontinued operations:
Automotive components	$(1,314)	$(113)
Systems and equipment	(44)	4,829
Thermoset molding operation	(66)	(149)
Giftware business of foodservice products	—	20
(Loss) income before income taxes from discontinued operations	$(1,424)	$4,587

*    2007 figures have been restated to reflect Thermoset molding operation.

Results for the three months ended March 31, 2008 primarily reflected the payment and reserve of certain workers’ compensation claims that remain Carlisle’s liability following the disposition of these businesses over the past few years.  Results for the three months ended March 31, 2007 included additional proceeds related to purchase price adjustments from the sales of the systems and equipment businesses which occurred in the fourth quarter of 2006.

On April 22, 2008, the Company announced its decision to pursue disposition of both its power transmission belt and on-highway brake businesses.  Results for these businesses are currently reflected in the Specialty Products operating segment.  These businesses will be reclassified to discontinued operations in the second quarter of 2008.  In connection with this decision, pre-tax impairment charges of $124.2 million were recognized under SFAS 142, “Goodwill and Other Intangible Assets”, and SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  Refer to Note 18 on Subsequent Events.

New Accounting Pronouncements

In January 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”) for financial assets and liabilities.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 applies only for fair value measurements that are already required or permitted by other accounting standards (except for measurements of share-based payments) and is intended to increase the consistency of those measurements.  Accordingly, SFAS 157 does not require any new fair value measurements.  Adoption of this standard had no material effect on the Company’s statement of earnings or financial position.  FASB Staff Position (FSP) No. FAS 157-2 deferred the effective date of SFAS 157 by one year for certain types of nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, thus the Company will adopt the provisions of this standard as it relates to the fair value measurement of non-financial assets and liabilities effective January 1, 2009.  See Note 4 for additional detail.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings (loss) at each subsequent reporting date. SFAS 159 was effective for the Company on January 1, 2008. The Company did not apply the fair value option to any of its outstanding instruments and, therefore, SFAS 159 did not have an impact on its Consolidated Financial Statements.  However, in the future, the Company may elect to measure certain financial instruments at fair value in accordance with this standard.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51. These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS Nos. 141(R) and 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Thus, the Company is required to adopt these standards on January 1, 2009. Earlier adoption is prohibited. The Company is currently evaluating the impact of adopting SFAS Nos. 141(R) and 160 on the consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities.  SFAS 161 applies to all derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities.  SFAS 161 requires entities to provide greater transparency through additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company is currently evaluating the impact of adopting SFAS No. 161 on the consolidated financial statements.

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

International operations are exposed to translation risk when the local currency financial statements are translated into U.S. Dollars. Carlisle monitors this risk, but at March 31, 2008 had no translation risk hedges in place.

The Company is also exposed to risks in the movements of foreign currency exchange rates for transactions denominated in foreign currencies. Revenues for sales of products manufactured in China for the North American market are generated predominantly in U.S. Dollars. Many of the obligations incurred by these operations are settled in Chinese Renminbi or Hong Kong Dollars. Should the U.S. Dollar weaken significantly against the Renminbi or Hong Kong Dollar, the Company’s results of operations could be adversely affected. The Company continues to monitor developments in China that may affect its strategy and will hedge its currency risk exposure when deemed effective and prudent. While the Company is exposed to the exchange rates of other currencies including the Canadian Dollar, British Pound, Mexican Peso and European Euro, their risk is considered minimal. Less than 7% of the Company’s revenues from continuing operations for the quarter ended March 31, 2008 are in currencies other than the U.S. Dollar.

From time to time the Company may manage its interest rate exposure through the use of treasury locks and interest rate swaps to reduce volatility of cash flows, impact on earnings and to lower its cost of capital.  On November 14, 2006, the Company entered into treasury lock contracts with a notional amount of $100.0 million to hedge the cash flow variability on forecasted debt interest payments associated with changes in interest rates. These contracts have been designated as cash flow hedges and were deemed effective at the origination date and as of March 31, 2008.  The valuation of these contracts resulted in a liability of $8.5 million as of March 31, 2008.

On June 15, 2005, the Company entered into treasury lock contracts with a notional amount of $150.0 million to hedge the cash flow variability on forecasted debt interest payments associated with changes in interest rates.  These contracts were designated as cash flow hedges and were deemed effective at the origination date.  On August 15, 2006, the Company terminated the treasury lock contracts resulting in a gain of $5.6 million ($3.5 million, net of tax) which will be amortized to reduce interest expense until August 2016, the term of the interest payments related to the $150 million in notes issued on August 18, 2006.  At March 31, 2008 the Company had a remaining unamortized gain of $4.7 million ($2.9 million, net of tax) which is reflected in Accumulated other comprehensive income on the Company’s Consolidated Balance Sheets.

There were no interest rate swaps in place as of March 31, 2008.

The Company’s operations use certain commodities such as plastics, carbon black, synthetic and natural rubber and steel.  As such, the Company’s cost of operations is subject to fluctuations as the markets for these commodities change.  The Company monitors these risks, but currently has no derivative contracts in place to hedge these risks.

Item 4. Controls and Procedures

(a) Under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation and as of March 31, 2008, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective.

(b) There were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.                                                 Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s repurchases of equity securities during the period January 1, 2008 through March 31, 2008 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2008	—	$—	—	1,746,757
February 1 - 29, 2008	122,258	38.98	122,258	3,024,499
March 1 - 31, 2008	—	—	—	3,024,499
Total	122,258	$38.98	122,258	3,024,499

On August 1, 2007, the Board of Directors authorized the repurchase of an additional 2,500,000 shares of the Company’s common stock.  The program was originally approved on November 3, 1999, and was reactivated on August 17, 2004.  At the time of the authorization, the Company had the authority to repurchase 741,890 split-adjusted shares of common stock.

On February 12, 2008, the Board of Directors authorized the repurchase of an additional 1,400,000 shares of the Company’s common stock.

Item 6.                                                 Exhibits

(10)                                                    Letter Agreement, dated January 31, 2008, between the Company and Barry Littrell

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

May 9, 2008
	By:	/s/ Carol P. Lowe
Name: Carol P. Lowe
Title: Vice President and Chief Financial Officer