Form 10-Q
period 2008-06-30
CARLISLE COMPANIES INC
filed 2008-08-07
CIK 790051

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

Shares of common stock outstanding at August 1, 2008: 61,014,369

Part . Financial Information

Item 1.Financial Statements

Carlisle Companies Incorporated

Consolidated Statements of Earnings and Comprehensive Income

For the Three and Six Months ended June 30, 2008 and 2007

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007*	2008*	2007*

Net sales	$863.0	$738.8	$1,515.4	$1,314.4

Cost and expenses:
Cost of goods sold	688.9	581.2	1,217.6	1,040.1
Selling and administrative expenses	80.9	70.1	155.8	132.7
Research and development expenses	3.3	3.0	6.6	6.0
Operating income	89.9	84.5	135.4	135.6
Other expense (income), net	0.3	4.5	(0.8)	2.4
Interest expense (income), net	5.1	(2.1)	9.2	1.9
Income before income taxes	84.5	82.1	127.0	131.3
Income tax expense	27.6	27.2	41.9	43.3
Income from continuing operations, net of tax	56.9	54.9	85.1	88.0

Discontinued operations
(Loss) income from discontinued operations	(0.6)	(3.4)	(127.8)	1.2
Income tax expense (benefit)	2.0	(1.9)	(34.4)	(1.0)
(Loss) income from discontinued operations, net of tax	(2.6)	(1.5)	(93.4)	2.2
Net income (loss)	54.3	53.4	(8.3)	90.2

Other comprehensive income (loss)
Foreign currency translation, net of tax	—	4.1	(0.9)	5.5
Minimum pension liability, net of tax	0.1	0.5	0.2	0.5
Gain (loss) on hedging activities, net of tax	2.3	1.8	(0.5)	1.7
Other comprehensive income (loss)	2.4	6.4	(1.2)	7.7
Comprehensive income (loss)	$56.7	$59.8	$(9.5)	$97.9

Earnings (loss) per share - basic
Income from continuing operations, net of tax	$0.94	$0.89	$1.41	$1.43
(Loss) income from discontinued operations, net of tax	(0.04)	(0.03)	(1.55)	0.03
Earnings (loss) per share - basic	$0.90	$0.86	$(0.14)	$1.46

Earnings (loss) per share - diluted
Income from continuing operations, net of tax	$0.93	$0.88	$1.39	$1.41
(Loss) income from discontinued operations, net of tax	(0.05)	(0.03)	(1.53)	0.03
Earnings (loss) per share - diluted	$0.88	$0.85	$(0.14)	$1.44

Weighted average common shares outstanding (in thousands)
Basic	60,506	61,810	60,550	61,733
Effect of dilutive stock options and restricted stock	866	815	823	862
Diluted	61,372	62,625	61,373	62,595

Dividends declared and paid per share	$0.145	$0.135	$0.290	$0.270

*	2007 and six months ended 2008 amounts have been reclassified to reflect discontinued operations. See Notes 2 and 7.

See accompanying notes to Unaudited Consolidated Financial Statements

Carlisle Companies Incorporated

Consolidated Balance Sheets

June 30, 2008 and December 31, 2007

(In millions, except per share and share amounts)

	June 30,	December 31,
	2008	2007 (1)
	(Unaudited)	(As adjusted)
Assets
Current assets:
Cash and cash equivalents	$118.2	$88.4
Receivables, less allowance of $13.5 in 2008 and $10.2 in 2007	478.8	333.0
Inventories	452.2	422.0
Deferred income taxes	30.5	31.7
Prepaid expenses and other current assets	32.8	37.1
Current assets held for sale	89.8	110.9
Total current assets	1,202.3	1,023.1

Property, plant and equipment, net of accumulated depreciation of $489.9 in 2008 and $462.4 in 2007	488.4	463.9

Other assets:
Goodwill, net	407.8	365.4
Patents and other intangible assets, net	155.4	32.6
Investments and advances to affiliates	4.2	3.8
Other long-term assets	16.0	16.9
Non-current assets held for sale	50.1	83.1
Total other assets	633.5	501.8

TOTAL ASSETS	$2,324.2	$1,988.8

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt, including current maturities	$130.2	$58.6
Accounts payable	204.3	132.5
Accrued expenses	175.2	150.8
Deferred revenue	14.2	15.7
Current liabilities associated with assets held for sale	29.1	30.6
Total current liabilities	553.0	388.2

Long-term liabilities:
Long-term debt	493.1	262.8
Deferred revenue	98.8	93.7
Other long-term liabilities	87.3	125.2
Total long-term liabilities	679.2	481.7

Shareholders’ equity:
Preferred stock, $1 par value. Authorized and unissued 5,000,000 shares	—	—
Common stock, $1 par value. Authorized 100,000,000 shares; 78,661,248 shares issued; 60,506,099 outstanding in 2008 and 60,603,664 outstanding in 2007	78.7	78.7
Additional paid-in capital	67.9	59.9
Unearned compensation - includes restricted shares of 508,270 in 2008 and 329,150 in 2007	(11.4)	(7.1)
Cost of shares of treasury - 17,646,879 shares in 2008 and 17,728,434 shares in 2007	(225.0)	(221.7)
Accumulated other comprehensive income	8.3	9.5
Retained earnings	1,173.5	1,199.6
Total shareholders’ equity	1,092.0	1,118.9

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,324.2	$1,988.8

(1)	2007 balances have been reclassified for discontinued operations. See Notes 2 and 7.

See accompanying notes to Unaudited Consolidated Financial Statements

Carlisle Companies Incorporated

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2008 and 2007

(Dollars in millions)

(Unaudited)

	June 30,
	2008	2007

Operating activities
Net (loss) income	$(8.3)	$90.2
Reconciliation of net (loss) income to cash flows from operating activities:
Depreciation	31.3	30.3
Amortization	4.1	2.1
Non-cash compensation	6.5	9.2
(Earnings) loss in equity investments	(0.3)	0.6
Loss (gain) on sale of property and equipment, net	0.1	(4.9)
Loss on writedown of assets	124.3	4.0
Deferred taxes	(34.7)	1.4
Excess tax benefits from stock-based compensation	(0.1)	(3.0)
Foreign exchange gain	(0.5)	(0.3)
Changes in assets and liabilities, excluding effects of acquisitions and divestitures:
Current and long-term receivables	(119.4)	(107.3)
Receivables under securitization program	—	150.0
Inventories	12.2	14.0
Accounts payable and accrued expenses	44.1	(11.2)
Income taxes	6.6	16.8
Long-term liabilities	20.6	(1.3)
Other operating activities	(0.3)	0.2
Net cash provided by operating activities	86.2	190.8

Investing activities
Capital expenditures	(40.7)	(40.0)
Acquisitions, net of cash	(294.8)	(183.3)
Proceeds from sale of property and equipment	0.3	4.0
Other investing activities	0.3	(0.1)
Net cash used in investing activities	(334.9)	(219.4)

Financing activities
Net change in short-term borrowings and revolving credit lines	71.9	(83.3)
Proceeds from long-term debt	330.0	0.5
Reductions of long-term debt	(100.0)	—
Dividends	(17.7)	(16.8)
Treasury share repurchases	(4.8)	—
Treasury shares and stock options, net	(1.4)	5.9
Excess tax benefits from stock-based compensation	0.1	3.0
Net cash provided by (used in) financing activities	278.1	(90.7)

Effect of exchange rate changes on cash	0.4	—
Change in cash and cash equivalents	29.8	(119.3)
Cash and cash equivalents
Beginning of period	88.4	144.0
End of period	$118.2	$24.7

See accompanying notes to Unaudited Consolidated Financial Statements

Notes to Unaudited Consolidated Financial Statements

Three and Six Months Ended June 30, 2008 and 2007

(1)         Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Carlisle Companies Incorporated and its wholly-owned subsidiaries (together, the “Company” or “Carlisle”).  Intercompany transactions and balances have been eliminated on consolidation. The unaudited consolidated financial statements have been prepared in accordance with Article 10-01 of Regulation S-X of the Securities and Exchange Commission and, as such, do not include all information required by generally accepted accounting principles for annual financial statements. However, in the opinion of the Company, these financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial statements for the interim periods presented herein.  Results of operations for the three and six months ended June 30, 2008, are not necessarily indicative of the operating results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company’s 2007 Form 10-K.

(2)         Reclassifications and Restatements

Certain reclassifications have been made to the information for the three and six months ending June 30, 2007, and the year ended December 31, 2007, to conform to the current year’s presentation.

Consolidated Statements of Earnings and Comprehensive Income and the Consolidated Balance Sheets have been retrospectively adjusted to reflect the effects of discontinued operations. Goodwill segment information in Note 9 has been restated to reflect the Company’s current segment reporting structure.   Segment information presented in Note 15 has been restated from prior year’s presentation to reflect the Company’s current segment reporting structure, discontinued operations and assets held for sale.  Information regarding the prior year presented in Notes 7, 8 and 13, relating to Discontinued Operations, Inventories and Warranty Reserves, respectively, has been restated to reflect discontinued operations and assets held for sale.  See Notes 7 and 15 for additional detail regarding discontinued operations and the Company’s segment reporting structure, respectively.

(3)         Recent Accounting Pronouncements

In December 2006, the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158 (“SFAS 158”), Employers’ Accounting for Defined Benefit and Other Postretirement Plans.  For the year ending 2008, the Company is required under SFAS 158 to change its measurement date for its post-retirement benefit plans from September 30 to December 31. Accordingly, the Company will measure its post-retirement benefit plans as of its year-end close date this year, and has elected to use the “15-month” approach to proportionally allocate the transition adjustment required under SFAS 158.  The Company has elected to record the net periodic benefit cost for the transition period at the end of the fiscal year in retained earnings. The Company expects this adjustment to have an insignificant impact on the Consolidated Financial Statements.

In January 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”) for financial assets and liabilities.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 applies only for fair value measurements that are already required or permitted by other accounting standards (except for measurements of share-based payments) and is intended to increase the consistency of those measurements.  Accordingly, SFAS 157 does not require any new fair value measurements.  Adoption of this standard had no material effect on the Company’s statement of earnings or financial position.  FASB Staff Position (FSP) No. FAS 157-2 deferred the effective date of SFAS 157 by one year for certain types of non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, thus the Company will adopt the provisions of this standard as it relates to the fair value measurement of non-financial assets and liabilities effective January 1, 2009.  See Note 4 for additional detail.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in net income (loss) at each subsequent reporting date. SFAS 159 was effective for the Company on January 1, 2008. The Company did not apply the fair value option to any of its outstanding instruments and, therefore, SFAS 159 did not have an impact on its Consolidated Financial Statements.  However, in the future, the Company may elect to measure certain financial instruments at fair value in accordance with this standard.

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

In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities.  SFAS 161 applies to all derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities, and related hedged items accounted for under SFAS 133.  SFAS 161 requires entities to provide greater transparency through additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company is currently evaluating the impact of adopting SFAS No. 161 on the Consolidated Financial Statements.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets, (“FSP 142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other U.S. generally accepted accounting principles.  This FSP is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, and will be applied prospectively to future business combinations. Thus, the Company is required to adopt these standards on January 1, 2009.

In May 2008, the FASB issued SFAS No. 162 (“SFAS 162”), The Hierarchy of Generally Accepted Accounting Principles.  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  SFAS 162 will be effective sixty days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  The Company does not expect the adoption of this standard to have an impact on its Consolidated Financial Statements.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP 03-6-1”).  FSP 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders.  Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied.  FSP 03-6-1 is effective for fiscal years beginning after December 15, 2008.  The Company is currently assessing the impact of FSP 03-6-1 on the Consolidated Financial Statements.

(4)         Fair Value Measurements

As described in Note 3, “Recent Accounting Pronouncements”, the Company adopted SFAS 157 for financial assets and liabilities, effective January 1, 2008.  SFAS 157 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  SFAS 157 also describes three levels of inputs that may be used to measure fair value:

Level 1 – quoted prices in active markets for identical assets and liabilities.

Level 2 – observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3 – unobservable inputs in which there is little or no market data available, which requires the reporting entity to develop its own assumptions.

The fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

		Quoted Prices
		In Active	Significant
		Markets for	Other
	Balance at	Identical	Observable
	June 30,	Assets	Inputs
(In millions)	2008	Level 1	Level 2

Cash and cash equivalents	$118.2	$118.2	—
Derivative Financial Instruments(1)
Cash flow hedges	(4.6)	—	(4.6)

(1) Liability based upon valuation.  See Note 14.

As discussed in Note 3, the Company has deferred the adoption of SFAS 157 as it relates to non-financial assets and liabilities as permitted by FSP 157-2.  During the period ended March 31, 2008, the Company carried certain non-financial assets related to its on-highway brake and power transmission belt businesses, previously in the Specialty Products segment and now reported as Discontinued Operations, at fair value and recorded impairment losses based on those measurements. These impairment losses are described in more detail in Note 7.

(5)         Employee and Non-Employee Stock-Based Compensation Arrangements

Stock Options

The Company uses the fair value method for accounting for employee and non-employee stock-based compensation.  Stock option awards were formerly released to the recipient ratably within a period of two years, with the first one-third vesting immediately upon grant. However, with the 789,890 stock options granted during the six month period ended June 30, 2008, the vesting schedule changed so that options vest ratably over three years, with the first one-third vesting on the first anniversary of the grant.  Compensation expense related to stock options of $1.4 million and $4.6 million was recognized for the three months ended June 30, 2008, and 2007, respectively, and $2.8 million and $7.2 million for the six months ended June 30, 2008, and 2007, respectively.  The 2007 compensation expense amounts include an award of 200,000 options granted to executive management in June 2007, and additional expense related to the modification of vesting and termination provisions of certain stock option awards.

The following table summarizes the stock option activity for the six months ended June 30, 2008:

		Weighted
		Average
	Shares	Exercise Price

Outstanding at January 1, 2008	2,055,268	$34.18
Granted	789,890	$33.13
Forfeited	(1,500)	$33.13

Outstanding at June 30, 2008 *	2,843,658	$33.89

* No options were exercised during the six months ended June 30, 2008.

Restricted Stock and Restricted Stock Equivalent Units

Restricted shares awarded are generally released to the recipient after a period of three years; however, 100,000 shares awarded to executive management in the second quarter of 2007 and 56,700 shares awarded to executive management in the first quarter of 2008 vest ratably over five years.  Compensation expense related to restricted stock and restricted stock equivalent units awards of $2.2 million and $1.3 million was recognized for the three months ended June 30, 2008, and 2007, respectively, and $3.7 million and $2.0 million for the six months ended June 30, 2008, and 2007, respectively.

(6)   Acquisitions

On April 28, 2008, the Company acquired 100% of the equity of Carlyle Incorporated (“Carlyle”), a leading provider of sophisticated aerospace and network interconnection solutions, for a purchase price of approximately $200 million.  Carlyle is located in Tukwila, WA and is under the management direction of the interconnect technologies business, which is included in the Applied Technologies segment.  Although the Company is continuing to evaluate the purchase price allocation, the initial purchase price allocation resulted in goodwill of approximately $92.8 million and identified intangible assets of $81.4 million.  Of the $81.4 million of acquired intangible assets, $79.6 million was assigned to customer relationships with a weighted average useful life of 20 years, $1.0 million was assigned to covenants not to compete with a determinable useful life of 5 years and $0.8 million was assigned to patents with a determinable useful life of 7 years.  The goodwill from this acquisition is not deductible for tax purposes.

On January 25, 2008, the Company acquired 100% of the equity of both Dinex International, Inc. and Proex, Inc. (collectively “Dinex”), leading suppliers of foodservice products to the healthcare and other institutional industries, for approximately $94 million.  Dinex has facilities in Glastonbury, CT and Batavia, IL, and is under the management direction of the foodservice business, which is included in the Applied Technologies segment.   Although the Company is continuing to evaluate the purchase price allocation, the purchase price allocation resulted in goodwill of approximately $29.1 million and identified intangible assets of $46.3 million.  Of the $46.3 million of acquired intangible assets, $8.0 million was assigned to trade names that are not subject to amortization, $33.0 million was assigned to customer relationships with a weighted average useful life of 15.9 years, $1.5 million was assigned to patents with a determinable useful life of 10 years, and the remaining $3.8 million was assigned to other intangible assets with a weighted average useful life of 6.6 years.  The goodwill from this acquisition is deductible for tax purposes.

On May 1, 2007, the Company acquired 100% of the equity of Insulfoam LLC (“Insulfoam”) from Premier Industries, Inc., headquartered in Tacoma, WA, for $168.6 million, including a working capital payment of $1.3 million made in February 2008.  Insulfoam is a leading manufacturer of block molded expanded polystyrene products used primarily as insulation in building and other construction applications.  Insulfoam is under the management direction of the construction materials business, which is included in the Construction Materials segment.  The purchase price allocation resulted in goodwill of $55.2 million and identified intangible assets of $20.6 million.  Of the $20.6 million of acquired intangible assets, $10.3 million was assigned to the trade name that is not subject to amortization, while the remaining acquired intangibles of $10.3 million were allocated primarily to customer related intangibles, which are being amortized over the assets’ determinable useful life of 9 years.  The goodwill from this acquisition is deductible for tax purposes.

During the third quarter 2007, the Company established a liability, as an adjustment to the cost of the acquisition, of $3.1 million for exit costs and employee termination costs related to the shut-down of Insulfoam’s Columbus, OH location.  At June 30, 2008, there were $1.4 million of payments and $1.5 million of charges against the liability.

(7)   Discontinued Operations and Assets Held for Sale

In the second quarter of 2008, in keeping with the Company’s plan to simplify its business and focus attention on its remaining businesses and operating segments, the Company announced its decision to pursue disposition of both its power transmission belt (“power transmission belt business”) and on-highway brake (“on-highway brake business”) businesses.  The sales are expected to be completed in 2008.

In the second quarter of 2007, as part of its commitment to concentrate on its core businesses, the Company announced plans to exit the custom thermoset products molding operation (“thermoset molding operation”) of the Specialty Products segment.  The disposition of the thermoset molding operation is expected to be completed in 2008.

The power transmission belt business, on-highway brake business and thermoset molding operation have met the criteria for and have been classified as “held for sale” in accordance with SFAS 144, “Accounting for the Impairment and Disposal of Long-Lived Assets”.  In addition, results of operations for these businesses, and any gains or losses recognized from its sale, are reported as discontinued operations in accordance with SFAS 144.

Total assets held for sale were as follows:

	June 30,	December 31,
In millions	2008	2007
Assets held for sale:
Power transmission belt business	$100.0	$116.0
On-highway brake business	35.2	72.3
Thermoset molding operation	4.7	5.7
Total assets held for sale	$139.9	$194.0

The decrease in assets held for sale at June 30, 2008, relates to the impairment charge recognized in the first quarter ending March 31, 2008, as described below.

The major classes of assets and liabilities held for sale included in the Company’s Consolidated Balance Sheets are as follows:

	June 30,	December 31,
In millions	2008	2007
Assets held for sale:
Receivables	$37.0	$36.4
Inventories	47.9	71.8
Prepaid expenses and other current assets	4.9	2.7
Total current assets held for sale	89.8	110.9

Property, plant and equipment, net	49.4	76.3
Patents and other intangible assets, net	—	6.1
Other long term assets	0.7	0.7
Total non-current assets held for sale	50.1	83.1
Total assets held for sale	$139.9	$194.0

Liabilities associated with assets held for sale:
Accounts payable	$11.8	$10.6
Accrued expenses	17.3	20.0
Total liabilities associated with assets held for sale	$29.1	$30.6

Net sales and income (loss) before income taxes from discontinued operations were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2008	2007 *	2008	2007 *
Net sales:
Power transmission belt business	$36.8	$37.0	$77.2	$72.6
On-highway brake business	19.0	18.1	34.4	35.8
Thermoset molding operation	2.5	2.9	4.7	5.9
Systems and equipment	—	0.2	—	0.7
Giftware business of foodservice products	—	0.6	—	0.7
Net sales for discontinued operations	$58.3	$58.8	$116.3	$115.7

Income (loss) from operations of discontinued operations:
Power transmission belt business	$2.7	$1.2	$(63.8)	$4.2
On-highway brake business	(2.4)	(1.4)	(61.6)	(4.3)
Thermoset molding operation	—	(1.7)	(0.1)	(1.8)
Automotive components	(0.8)	(1.5)	(2.1)	(1.7)
Systems and equipment	(0.1)	—	(0.2)	4.8
Giftware business of foodservice products	—	—	—	—
Income (loss) before income taxes from discontinued operations	$(0.6)	$(3.4)	$(127.8)	$1.2

*	2007 amounts have been restated to reflect the power transmission belt and on-highway brake businesses.

Results for the six months ended June 30, 2008, primarily reflected $124.2 million in pre-tax impairment charges in connection with the power transmission belt and on-highway brake businesses which were recognized under SFAS 142 and SFAS 144.  At March 31, 2008, inventory with a carrying amount of $62.9 million was written down to its fair value of $51.9 million, resulting in an impairment charge of $11.0 million.  Long-lived assets held and used with a carrying amount of $72.2 were written down to their fair value of $47.5 million, resulting in an impairment charge of $24.7 million.  Goodwill with a carrying amount of $82.5 million was written down to its fair value of $0, resulting in an impairment charge of $82.5 million.  Patents and other intangible assets with a carrying amount of approximately $6.0 million were written down to their fair value of $0, resulting in an impairment charge of $6.0 million.  The following table summarizes the impairment charge recognized in the first quarter of 2008:

Pre-tax
Impairment
(In millions)	Charges

Inventory	$(11.0)
Property, plant and equipment, net	(24.7)
Goodwill	(82.5)
Patents and other intangible assets, net	(6.0)

$(124.2)

Results for the six months ended June 30, 2008, also include the accrual of certain workers’ compensation claims that remain Carlisle’s liability following the disposition of several businesses over the past few years.  Results for the six months ended June 30, 2007, included additional proceeds related to purchase price adjustments from the sales of the systems and equipment businesses which occurred in the fourth quarter of 2006.

(8)         Inventories

Carlisle is a diversified manufacturing entity comprised of multiple domestic and foreign companies that operate as distinct businesses manufacturing different products.   The Company uses the First-in, First-out (“FIFO”) method to value its inventory.

The components of inventories are as follows:

	June 30,	December 31,
In millions	2008	2007
FIFO (approximates current costs):
Finished goods	$297.8	$311.3
Work-in-process	44.9	30.5
Raw materials	170.5	149.8
Reserves and variances - net	(13.1)	2.2
	500.1	493.8
Inventories associated with assets held for sale	(47.9)	(71.8)
Inventories	$452.2	$422.0

(9)         Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2008, are as follows:

	Construction	Transportation	Applied	Specialty
In millions	Materials	Products	Technologies	Products	Total
Balance at January 1, 2008*	$86.3	$100.1	$69.9	$109.1	$365.4
Goodwill acquired during year	—	—	121.9	—	121.9
Impairment losses	—	—	—	(82.5)	(82.5)
Purchase accounting adjustments	2.4	—	0.1	—	2.5
Currency translation	0.6	(0.1)	—	—	0.5
Balance at June 30, 2008	$89.3	$100.0	$191.9	$26.6	$407.8

* January 1, 2008 amounts have been reclassified to reflect changes in segment reporting. See Notes 2 and 15.

The Company’s other intangible assets at June 30, 2008, are as follows:

	Acquired	Accumulated	Net Book
In millions	Cost	Amortization	Value
Assets subject to amortization
Patents	$11.3	$(7.8)	$3.5
Software licenses	0.1	—	0.1
Customer Relationships	137.5	(9.9)	127.6
Other	7.5	(1.6)	5.9
Assets not subject to amortization
Tradenames	18.3	—	18.3
	$174.7	$(19.3)	$155.4

Estimated amortization expense for the remainder of 2008 and the next four years is as follows: $5.6 million remaining in 2008, $11.0 million in 2009, $11.0 million in 2010, $10.6 million in 2011 and $9.7 million in 2012.

During the period ended March 31, 2008, the Company recognized goodwill impairment losses under SFAS 142 in connection with its decision to pursue disposition of its power transmission belt and on-highway brake business.  See Note 7 for more information.

(10)  Retirement Plans and Other Postretirement Benefits

Components of net periodic benefit cost are as follows:

	Pension Benefits		Pension Benefits		Post-retirement Benefits		Post-retirement Benefits
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
In millions	2008	2007	2008	2007	2008	2007	2008	2007
Service costs	$1.2	$1.3	$2.3	$2.5	$—	$—	$—	$—
Discretionary contribution	0.1	—	0.2
Interest cost	2.4	2.4	4.9	4.8	—	—	0.1	0.1
Expected return on plan assets	(3.1)	(2.6)	(6.3)	(5.0)	—	—
Amortization of:
Net actuarial costs	0.1	0.4	0.2	0.6	—	—	—	—
Prior service costs	—	—	—	—	—	—	—	—
Unrecognized net obligation	—	—	—	—	—	—	—	—
Curtailment income	—	—	—	—	—		—	—
Net periodic benefit costs	$0.7	$1.5	$1.3	$2.9	$—	$—	$0.1	$0.1

The Company has made no contribution to the plans through June 30, 2008, and does not expect to make any contribution for the remainder of 2008 as the plans were fully funded at December 31, 2007.

The Company maintains defined contribution plans to which it has contributed $5.4 million during the six months ended June 30, 2008.  Full year contributions are expected to approximate $10.5 million.

(11)  Other Long-Term Liabilities

The components of other long-term liabilities are as follows:

	June 30,	December 31,
In millions	2008	2007
Deferred taxes and other tax liabilities under FIN 48	$66.2	$103.8
Pension and other post-retirement obligations	12.0	12.0
Long-term warranty obligations	2.9	3.1
Other	6.2	6.3
Other long-term liabilities	$87.3	$125.2

The decrease in Deferred taxes and other tax liabilities during the first half of 2008 reflects the recognition of deferred tax attributes on impairment charges recorded in the first quarter.

(12)  Borrowings

Effective March 31, 2008, the Company exercised the expansion option under its $400.0 million revolving credit facility to increase the facility size to $500.0 million in order to provide additional borrowing availability. The Company utilized the revolving credit facility to redeem certain bonds payable of $100.0 million which matured May 15, 2008 and were included in Long-term debt at December 31, 2007. Borrowings under the revolving credit facility totaled $330.0 million at June 30, 2008. Based on the Company’s expected future cash flow needs, the Company expects these borrowings to be outstanding beyond the twelve-month period immediately following June 30, 2008 as the revolving credit facility does not expire until July 2012. Therefore, these borrowings are included in Long-term debt at June 30, 2008.

(13)  Commitments and Contingencies

For its continuing and discontinued operations, the Company is obligated under various noncancelable operating leases for certain facilities and equipment.  Future minimum payments under its various noncancelable operating leases for the remainder of 2008 and the next four years are approximately $10.4 million in 2008, $18.0 million in 2009, $13.2 million in 2010, $10.2 million in 2011, $6.5 million in 2012 and $7.4 million thereafter.

At June 30, 2008, letters of credit amounting to $34.0 million were outstanding, primarily to provide security under insurance arrangements and certain borrowings.

The Company has financial guarantee lines in place for certain of its operations in Asia and Europe to facilitate working capital needs, customer performance, and payment and warranty obligations.  At June 30, 2008, the Company had issued guarantees of $3.0 million, of which $1.4 million represents amounts recorded as a liability.  The fair value of these guarantees is estimated to equal the amount of the guarantees at June 30, 2008, due to their short-term nature.

During 2005 the Company sold certain assets and liabilities of its discontinued automotive components business as part of a series of sales. Certain leases guaranteed by the Company expire in 2009 and 2011 and have total minimum lease payments of $1.4 million as of June 30, 2008. The Company believes that the current lessee will fulfill all obligations required by those lease agreements.

The Company offers various warranty programs on its installed roofing systems, brake products, truck trailers, and refrigerated truck bodies.  The change in the Company’s aggregate product warranty liabilities for the period ended June 30 is as follows:

In millions	2008	2007
Beginning reserve at December 31	$7.4	$6.8
Liabilities assumed in acquisition	0.7	—
Current year provision	6.4	3.0
Current year claims	(7.0)	(3.2)
Ending reserve at June 30,	$7.5	$6.6

The amount of extended product warranty revenues recognized was $3.8 million and $7.4 million for the three and six months ended June 30, 2008, respectively, and $3.6 million and $7.1 million for the three and six months ended June 30, 2007, respectively.

Although the Company has entered into long-term purchase agreements for certain key raw materials, there were no take-or-pay contracts exceeding one year in place at June 30, 2008.

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

The Company may be involved in various legal actions from time to time arising in the normal course of business. In the opinion of management, the ultimate outcome of such actions will not have a material adverse effect on the consolidated financial position of the Company, but may have a material impact on the Company’s results of operations for a particular period. There were no material legal expenses recognized during the three or six months ended June 30, 2008.  As a result of the favorable resolution of certain legal actions, the Company recognized gains, net of legal fees, of $2.2 million and $6.6 million during the three and six months ended June 30, 2007, respectively, that were included in Other expense (income), net.

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

On November 14, 2006, the Company entered into treasury lock contracts with a notional amount of $100.0 million to hedge the cash flow variability on forecasted debt interest payments associated with changes in interest rates. These contracts have been designated as cash flow hedges and were deemed effective at the origination date and at June 30, 2008. The valuation of these contracts resulted in a liability of $4.6 million at June 30, 2008.

On June 15, 2005, the Company entered into treasury lock contracts with a notional amount of $150.0 million to hedge the cash flow variability on forecasted debt interest payments associated with changes in interest rates.  These contracts were designated as cash flow hedges and were deemed effective at the origination date.  On August 15, 2006, the Company terminated the treasury lock contracts resulting in a gain of $5.6 million ($3.5 million, net of tax),  which will be amortized to reduce interest expense until August 2016, the term of the interest payments related to the $150.0 million in notes issued on August 18, 2006.  At June 30, 2008, the Company had a remaining unamortized gain of $4.6 million ($2.9 million, net of tax) which is reflected in Accumulated other comprehensive income on the Company’s Consolidated Balance Sheet.

(15)  Segment Information

The Company manages its business under the following four operating groups as set forth below:

• Construction Materials:  the “construction materials” business;

• Transportation Products:  the “tire and wheel” business and the “specialty trailer” business;

• Applied Technologies:  the “interconnect technologies” business and the “foodservice products” business; and

• Specialty Products:  the “off-highway brake” businesses and the “refrigerated truck bodies” business.

During the quarter ended June 30, 2008, the on-highway brake and the power transmission belt businesses were moved from the Specialty Products segment to discontinued operations as a result of management’s plan to pursue the divestiture of these businesses.  Refer to Note 7 for more information.

Sales, operating income and assets for continuing operations by reportable segment are included in the following summary:

Three Months Ended June 30,	2008		2007 (2)
		Operating		Operating
In millions	Sales(1)	Income	Sales(1)	Income
Construction Materials	$441.6	$54.0	$383.1	$56.5
Transportation Products	243.8	21.1	234.6	23.4
Applied Technologies	128.5	13.4	78.7	9.8
Specialty Products	49.1	8.7	42.4	7.3
Corporate	—	(7.3)	—	(12.5)
Total	$863.0	$89.9	$738.8	$84.5

Six Months Ended June 30,	2008			2007 (2)
		Operating			Operating
In millions	Sales(1)	Income	Assets	Sales(1)	Income	Assets
Construction Materials	$723.7	$69.0	$785.4	$609.4	$76.0	$772.6
Transportation Products	485.8	45.0	552.1	475.2	51.4	460.3
Applied Technologies	219.5	23.3	570.6	149.8	17.3	229.7
Specialty Products	86.4	13.5	120.0	80.0	12.0	121.0
Corporate	—	(15.4)	156.2	—	(21.1)	159.5
Total	$1,515.4	$135.4	$2,184.3	$1,314.4	$135.6	$1,743.1

(1)	Excludes intersegment sales
(2)

2007 amounts have been restated to reflect discontinued operations and to conform with the 2008 segment presentation. Previous presentations included Earnings before interest and income taxes (“EBIT”). Operating income data presented is consistent with the 2008 presentation.

A reconciliation of assets reported above to total assets as presented on the Company’s Consolidated Balance Sheets is as follows:

2008
Assets per table above	$2,184.3
Assets held for sale of discontinued operations	139.9
Total Assets per Consolidated Balance Sheets	$2,324.2

(16)  Income Taxes

The Company’s effective tax rate on continuing operations of 33.0% for the six months ended June 30, 2008, varies from the statutory rate within the United States of 35.0% due primarily to the deduction attributable to U.S. manufacturing activities, earnings in foreign jurisdictions taxed at rates different from the statutory U.S. federal rate and tax credits.

The tax effects from the impairment charges, detailed in Note 7, were reclassed from continuing operations in the first quarter of 2008 to discontinued operations in the second quarter of 2008.

The Company adopted the principles of Financial Interpretation No. 48, effective January 1, 2007.  The decrease in the accrual at June 30, 2008, resulted in a $2.0 million reduction in the amount expensed for foreign tax.  This was due to the settlement of the United Kingdom tax audit. The total amount of unrecognized tax at June 30, 2008, was $10.6 million ($16.4 million less a tax benefit of $5.8 million).  The Company classifies and reports interest and penalties associated with uncertain tax positions as Income tax expense on the Consolidated Statements of Earnings and Comprehensive Income, and as other tax liabilities on the Consolidated Balance Sheets.  The total amount of interest and penalties accrued at June 30, 2008, was $3.6 million.  The entire balance accrued for uncertain tax positions at June 30, 2008, if recognized, would increase the Company’s effective tax rate.

The Company is subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions.  The Company has concluded all U.S. federal income tax examinations through 2006.  The Company is currently working with the Internal Revenue Service to complete its compliance assurance audit for the 2007 tax year.  Substantially all material state and foreign tax matters have been concluded for tax years through 2002.  Within the next twelve months, state and foreign audits may conclude and affect the amount of unrecognized tax benefits.  The amount of the change in unrecognized tax benefits that may result from audits within the next twelve months is not known.

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

•                  Applied Technologies:  the “interconnect technologies” business; and the “foodservice products” business; and

•                  Specialty Products:  the “off-highway brake” business; and the “refrigerated truck bodies” business.

During the quarter ended June 30, 2008, the Company announced the planned divestiture of Carlisle Power Transmission Products and Carlisle Motion Control Industries, its “power transmission belt” and “on-highway brake” businesses, respectively.  These two businesses are now reported as discontinued operations.  Previously these businesses were reported under Specialty Products.

While Carlisle has offshore manufacturing operations, the markets served by the Company are primarily in North America.  Management focuses on maintaining a strong and flexible balance sheet, continued year-over-year improvement in sales, operating margins and earnings, globalization, and improving cash flow from operations.  Resources are allocated among the operating groups based on management’s assessment of their ability to obtain leadership positions and competitive advantages in the markets they serve.

For a more in-depth discussion of the results discussed in this “Executive Overview,” please refer to the discussion on “Financial Reporting Segments” presented later in “Management’s Discussion and Analysis.”

Net sales of $863.0 million for the three months ended June 30, 2008, were 16.8% higher than net sales of $738.8 million in the three months ended June 30, 2007.  Organic sales growth of 8.1% was led by increased sales volumes in the Construction Materials and Specialty Products segments.  Organic growth is defined as the increase in net sales excluding the impact of acquisitions and divestitures within the last twelve months and excluding the impact of changes in foreign currency exchange rates.  Approximately 0.4% of sales growth was attributed to changes in foreign currency exchange rates.

The acquisitions of Insulfoam, LLC (“Insulfoam”), Carlyle Incorporated (“Carlyle”), and Dinex International, Inc. and Proex, Inc. (collectively “Dinex”) contributed $60.9 million, or 8.2%, of sales growth over last year.   Insulfoam is reported in the Construction Materials segment and Carlyle and Dinex are reported in the Applied Technologies segment.

Operating income for the three months ended June 30, 2008, was $89.9 million, a 6.4% increase over operating income of $84.5 million for the three months ended June 30, 2007.  Increased sales and non-raw material cost improvements more than offset raw material cost inflation and unabsorbed costs associated with production decreases at certain tire and wheel plants.

Net sales of $1,515.4 million for the six months ended June 30, 2008, were 15.3% higher than net sales of $1,314.4 million in the six months ended June 30, 2007.  Organic sales growth of 6.4% was led by increased sales in the Construction Materials’ and Specialty Products’ segments.  The acquisitions of Insulfoam, Carlyle,

and Dinex contributed $109.8 million, or 8.4%, of sales growth over last year.   Approximately 0.6% of sales growth was attributed to changes in foreign currency exchange rates.

Operating income for the six months ended June 30, 2008, of $135.4 million compared to operating income of $135.6 million for the six months ended June 30, 2007.  The increase in sales offset the rise in raw material costs, the higher selling and administrative expenses primarily related to the acquisitions referenced above, and production inefficiencies at certain locations within the Transportation Products segment.

The Company’s effective tax rate for continuing operations of 32.7% for the second quarter 2008 compares with an effective tax rate of 33.1% for the second quarter 2007.  The Company’s effective tax rate was 33.0% for both the first half of 2008 and 2007.  The Company’s effective tax rate varies from the statutory rate within the United States of 35% due to the deduction attributable to U.S. production activities, earnings in foreign jurisdictions taxes at rates different from the statutory U.S. federal rate, and tax credits.

Income from continuing operations of $56.9 million, or $0.93 per diluted share, for the three months ended June 30, 2008, compared to income from continuing operations of $54.9 million, or $0.88 per diluted share for the same period in 2007.  Income from continuing operations of $85.1 million, or $1.39 per diluted share, for the six months ended June 30, 2008, compared to income from continuing operations of $88.0 million, or $1.41 per diluted share for the same period in 2007.

Sales and Earnings

Consolidated Results of Continuing Operations

Net sales of $863.0 million for the three months ended June 30, 2008, increased $124.2 million, or 16.8%, over $738.8 million for the three months ended June 30, 2007.  The acquisitions of Insulfoam, reported in the Construction Materials segment, and Carlyle and Dinex, reported in the Applied Technologies segment, contributed $60.9 million in net sales or 49% of the increase for the three months ended June 30, 2008.  Organic sales growth of $59.9 million, or 8.1%, resulted from both higher volume and price increases.  Growth was driven primarily by volume, with price increases contributing a lesser amount.  Most of the increase in net sales occurred in the Construction Materials and Specialty Products segments.  The impact of changes in foreign currency rates accounted for 0.4% of sales growth as compared to last year.

Net sales of $1,515.4 million for the six months ended June 30, 2008, increased $201.0 million or 15.3% over $1,314.4 million for the six months ended June 30, 2007.  The acquisitions of Insulfoam, Carlyle and Dinex contributed $109.8 million in net sales for the six months ended June 30, 2008.  Organic sales growth of 6.4% was primarily attributed to increased sales volumes in the Construction Materials and Specialty Products segments.  The impact of changes in foreign currency exchange rates accounted for 0.6% of sales growth as compared to last year.

Cost of goods sold of $688.9 million for the three months ended June 30, 2008, increased $107.7 million, or 18.5% above $581.2 million during the prior year period, on increased sales of 16.8%.  Acquisitions contributed $45.2 million, or 7.8%, to the increase, while higher raw material costs also contributed to the increase.  Cost of goods sold of $1,217.6 million for the six months ended June 30, 2008, increased $177.5 million, or 17.1% above $1,040.1 million during the prior year period, on increased sales of 15.3%.  Acquisitions contributed $86.6 million, or 8.3%, to the increase.  Higher raw material costs also contributed to the increase as costs have increased across almost all of the Company’s major raw material categories.  Natural rubber and synthetic rubber represent approximately 25% of raw material purchases, chemicals approximately 25%, steel and metals represent approximately 12%, and resins approximately 10%.

Gross margin (net sales less cost of goods sold expressed as a percent of net sales) of 20.2% in the three months ended June 30, 2008, decreased compared to gross margin of 21.3% in the same period for the prior year. With the exception of the Applied Technologies segment, reductions in margins were reported across all segments reflecting increased raw material costs, higher sales of lower margin product in the Construction Materials segment, and reduced production due to the decline in demand in certain markets served by the tire and wheel business that is reported in the Transportation Products segment.  Gross margin of 19.7% in the six months ended June, 30 2008, decreased compared to gross margin of 20.9% in the same period for the prior year on higher raw material costs and reduced absorption of manufacturing expenses.

Selling and administrative expenses of $80.9 million for the quarter ended June 30, 2008, were $10.8 million, or 15.4%, higher than $70.1 million in the three months ended June 30, 2007.  The acquisitions of Insulfoam, Carlyle and Dinex accounted for $9.6 million of the increase.  As a percent of net sales, selling and administrative expenses were 9.4% and 9.5% for the three months ended June 30, 2008 and 2007, respectively.  Selling and administrative expenses of $155.8 million for the six months ended June 30, 2008, were $23.1 million, or 17.4%, higher than the $132.7 million in the six months ended June 30, 2007.  The acquisitions of Insulfoam, Carlyle and Dinex accounted for $18.5 million of this increase in the first six months of 2008.  Results for the six month period also included $2.1 million in additional bad debt reserves related to a Florida construction materials distributor that filed for bankruptcy.  As a percent of net sales, selling and administrative expenses were 10.3% and 10.1% for the six months ended June 30, 2008 and 2007, respectively.

Operating income of $89.9 million in the second quarter of 2008 represented a 6.4% increase over the $84.5 million for the second quarter of 2007.  The core businesses generated 92.1% of the quarterly operating income and acquisitions generated 7.9% of the quarterly operating income.  Operating margin (operating income expressed as a percent of net sales) declined from 11.4% in the second quarter of 2007 to 10.4% in the second quarter of 2008.  The decline in operating income and operating margin reflected lower gross margins as described above in the Executive Overview and the Gross margin section.  Operating income of $135.4 million in the six months ended June 30, 2008, remained flat compared to $135.6 million for same period during the prior year.

Other expense, net of $0.3 million for the three months ended June 30, 2008, compared to $4.5 million for the same period in 2007.  Results in the second quarter of 2008 primarily reflect foreign currency losses attributable to operations in China.  Results for the 2007 period included a $4.7 million charge related to management and facilities transition of a braking business in the United Kingdom, as well as asset charges related to closed facilities of $2.0 million, and $1.7 million in expenses related to the Company’s securitization program.  The second quarter 2007 also included a gain of $2.2 million on certain legal actions initiated by the Company and $1.5 million in equity income from the Company’s European joint venture, “Icopal.”  In July, 2007 the Company sold its interest in Icopal.  Other income, net of $0.8 million for the six months ended June 30, 2008, compared to other expense, net of $2.4 million for the same period in 2007.

Interest expense, net was $5.1 million for the quarter ended June 30, 2008, compared to interest income, net of $2.1 million for the three months ended June 30, 2007.  Interest income, net for the second quarter 2007 included a $6.6 million recovery of interest receivable from Icopal, the Company’s European joint venture.  The Company’s ownership interest in Icopal was sold in July, 2007.  Interest expense, net for the six months ended June 30, 2008, was $9.2 million compared to $1.9 million in the prior year period.

Income from continuing operations, net of tax was $56.9 million, or $0.93 per diluted share, for the three months ended June 30, 2008, compared to $54.9 million, or $0.88 per diluted share, for the three months ended June 30, 2007.  Income from continuing operations, net of tax was $85.1 million, or $1.39 per diluted share, for the six months ended June 30, 2008, compared to $88.0 million, or $1.41 per diluted share, for the six months ended June 30, 2007.

Consolidated Results of Discontinued Operations

Loss from discontinued operations, net of tax, for the three months ended June 30, 2008, was $2.6 million, or $0.05 per diluted share, which compared to $1.5 million, or $0.03 per diluted share for the same period in 2007.  Loss from discontinued operations, net of tax, for the six months ended June 30, 2008, was $93.4 million, or $1.53 per diluted share, which compared to income from discontinued operations, net of tax, of $2.2 million, or $0.03 per diluted share for the same period in 2007.  Results for the first six months of 2008 reflect $89.5 million of after-tax impairment charges related to the planned divestiture of the power transmission belt business and the on-highway brake business and the expense reserve covering certain workers’ compensation claims that remain Carlisle’s liability following the sale of several businesses over the past few years.  Results for the 2007 period include additional proceeds related to purchase price adjustments from the sales of the systems and equipment businesses that occurred in the fourth quarter of 2006.

Consolidated Results

Net income of $54.3 million, or $0.88 per diluted share, for the quarter ended June 30, 2008, compared to $53.4 million, or $0.85 per diluted share, for the quarter ended June 30, 2007.  Net loss of $8.3 million, or $0.14 per diluted share, for the six months ended June 30, 2008, compared to net income of $90.2 million, or $1.44 per diluted share, for the six months ended June 30, 2007.

Acquisitions

On April 28, 2008, the Company acquired 100% of the equity of Carlyle, a leading provider of sophisticated aerospace and network interconnection solutions, for a purchase price of approximately $200 million.  Carlyle is located in Tukwila, WA, and is under the management direction of the interconnect technologies business that is included in the Applied Technologies segment.

On January 25, 2008, the Company acquired 100% of the equity of both Dinex International, Inc. and Proex, Inc., leading suppliers of foodservice products to the healthcare and other institutional industries, for approximately $94 million.  Dinex has facilities in Glastonbury, CT, and Batavia, IL, and is under the management direction of the foodservice business that is included in the Applied Technologies segment.

On May 1, 2007, the Company acquired 100% of the equity of Insulfoam from Premier Industries, Inc., headquartered in Tacoma, WA, for $168.6 million including a working capital payment of $1.3 million made in February, 2008.  Insulfoam is a leading manufacturer of block molded expanded polystyrene products used primarily as insulation in building and other construction applications.  Insulfoam is under the management direction of the construction materials business that is included in the Construction Materials segment.

Financial Reporting Segments

The following table summarizes segment net sales and operating income (or “earnings”).   The amounts for each segment should be referred to in conjunction with the comments in the applicable sections following the table below:

	Three Months Ended		Increase		Six Months Ended		Increase
In millions,	June 30,		(Decrease)		June 30,		(Decrease)
except percentages	2008	2007 *	Amount	Percent	2008	2007 *	Amount	Percent
Net Sales
Construction Materials	$441.6	$383.1	$58.5	15.3%	$723.7	$609.4	$114.3	18.8%
Transportation Products	243.8	234.6	9.2	3.9%	485.8	475.2	10.6	2.2%
Applied Technologies	128.5	78.7	49.8	63.3%	219.5	149.8	69.7	46.5%
Specialty Products	49.1	42.4	6.7	15.8%	86.4	80.0	6.4	8.0%
	$863.0	$738.8	$124.2	16.8%	$1,515.4	$1,314.4	$201.0	15.3%

Operating Income
Construction Materials	$54.0	$56.5	$(2.5)	-4.4%	$69.0	$76.0	$(7.0)	-9.2%
Transportation Products	21.1	23.4	(2.3)	-9.8%	45.0	51.4	(6.4)	-12.5%
Applied Technologies	13.4	9.8	3.6	36.7%	23.3	17.3	6.0	34.7%
Specialty Products	8.7	7.3	1.4	19.2%	13.5	12.0	1.5	12.5%
Corporate	(7.3)	(12.5)	5.2	-41.6%	(15.4)	(21.1)	5.7	-27.0%
	$89.9	$84.5	$5.4	6.4%	$135.4	$135.6	$(0.2)	-0.1%

*

2007 amounts have been restated for the change in Segment Reporting and discontinued operations. Prior year presentation included Earnings before interest and income taxes (“EBIT”). Operating income data presented is consistent with the 2008 presentation.

Construction Materials

Net sales in the Construction Materials segment were $441.6 million for the quarter ended June 30, 2008, an increase of 15.3% from $383.1 million reported in the same period of 2007.  The acquisition of Insulfoam accounted for $12.6 million of the increase.  Organic growth of 11.8% was driven by higher sales volumes of thermoplastic polyolefin (TPO) roofing systems, insulation, and synthetic rubber (EPDM) roofing systems.  At June 1, 2008, sales price increases averaged about 5% and additional sales price increases have been announced for the last half of the year.  Net sales in the Construction Materials segment were $723.7 million for the six months ended June 30, 2008, an increase of 18.8% from $609.4 million reported in the same period of 2007.

Operating income of $54.0 million in the second quarter of 2008 represented a $2.5 million decrease compared with the second quarter of 2007.  Operating margin was 12.2% in the second quarter of 2008 as compared to 14.8% for the same period in 2007.  The decline primarily reflected increased raw material costs, unfavorable product mix, and continued competitive pricing.  The relatively high selling and administrative costs associated with Insulfoam contributed to the decline in both operating income and operating margin.  Operating income of $69.0 million in the first six months of 2008 represented a $7.0 million decrease compared with the first six months of 2007.

Net sales and operating income are generally higher for this segment in the second and third quarters of the year due to increased construction activity during these periods.  The Company expects continued volatility in raw material costs in future quarters, and while selling price increases have been announced for the third and fourth quarters of this year, the Company is uncertain as to the effect of these actions.  In addition, increased capacity in the market and competitive pricing may place further negative pressure on operating income in future periods.

Transportation Products

Net sales in the second quarter of 2008 of $243.8 million for the Transportation Products segment increased $9.2 million, or 3.9%, compared to the prior year.   Net sales for the tire and wheel business declined year-over-year.  Continued softness in residential construction coupled with a prolonged winter were the primary reasons behind a 28% decline in sales to the consumer outdoor power equipment (“OPE”) markets.  Sales were also down in the high-speed trailer tire market due to reduced consumer spending attributable to higher energy costs, credit tightening and a slowing economy.  The decline in sales to the consumer OPE market and high-speed trailer tire market was partially offset by an increase in sales to the commercial OPE market and an increase in sales to the agricultural and construction market, reflecting the Company’s expansion into that product line.  Lower sales in the tire and wheel business were offset by higher sales in the specialty trailer business, primarily due to additional sales of specialty trailers reflecting strong demand for wind energy haulers, heavy haul trailers, and extendable trailers.  The sales of these products more than offset lower sales of construction trailers due to a declining construction market.  Net sales in the first six months of 2008 of $485.8 million for the Transportation Products segment were $10.6 million higher than the prior year.

Operating income of $21.1 million for the three months ended June 30, 2008, represented a 9.8% decrease compared to the prior year.  Operating margin fell to 8.6% in the second quarter of 2008, down from 10.0% in the prior-year quarter.  The decrease in operating income and operating margins was primarily the result of lower earnings in the tire and wheel business because of higher raw material costs.  Steel costs increased about 37%, natural and synthetic rubber costs were up approximately 38%, and the cost of carbon black was up 24%.  In addition, the decline in the demand for consumer OPE contributed to reduced tire and wheel business margins because of the lower absorption of manufacturing expenses.  Operating income and operating margins for the specialty trailer business was up as compared to 2007; however, margins were negatively affected in this business as a result of increased raw material costs.  Operating income of $45.0 million for the six months ended June 30, 2008, decreased 12.5% compared to the prior year.

Net sales and operating income for the tire and wheel business are generally higher in the first half of the year due to peak sales volumes in the outdoor power equipment market.  The Company expects raw material cost volatility, as well as softness in the OPE and high-speed trailer tire markets to continue for most of 2008.  The Company plans to take actions to raise prices and contain costs to combat these issues; however, these trends may suppress operating income growth in subsequent quarters. The tire and wheel and specialty trailer businesses utilize steel in their manufacturing processes.  While the Company has been able to obtain a sufficient supply of steel, the Company may periodically experience limited availability and purchase price volatility that could significantly impact the profitability of these businesses.  Sales price increases are also planned for the second half of 2008 in the specialty trailer business.

Applied Technologies

Net sales of $128.5 million in the second quarter of 2008 for this segment improved $49.8 million, or 63.3%, compared to the second quarter of 2007.  The acquisition of Carlyle in late April 2008 and Dinex in January 2008 accounted for $48.2 million of the increase.  Strong demand for janitorial/sanitation products offset declines in restaurant market sales in the foodservice products business, and continued strong demand for aerospace and RF/microwave products in the interconnect technologies business also contributed to the year-over-year net sales growth.  Net sales of $219.5 million in the first six months of 2008 for this segment improved $69.7 million, or 46.5%, compared to the first six months of 2007.

Operating income for this segment increased $3.6 million, or 36.7%, in the second quarter of 2008 as compared to the prior-year quarter.  The Dinex and Carlyle acquisitions were the primary drivers of the increase in operating income.  Operating margins decreased to 10.4% compared to 12.4% in 2007.  Increased raw material costs, most notably copper in the interconnect technologies businesses, were partially offset by higher selling prices implemented to offset these costs.  Operating income also improved in the foodservice products business even though unfavorable overhead costs and relatively higher selling and administrative costs associated with the integration of Dinex were incurred. Operating income for this segment increased $6.0 million, or 34.7%, in the first six months of 2008 as compared to the prior-year period.  The increase was due primarily to the Carlyle and Dinex acquisitions.

With the acquisitions of Carlyle and Dinex and the resulting opportunities in additional markets, conditions remain favorable for the businesses in this segment.  However, costs for materials such as copper, resins and metals are experiencing volatility.  This volatility, combined with potential delays in new airplane manufacturing schedules, acquisition integration costs, and the impact on consumer spending of the uncertainty regarding general economic conditions and higher energy costs, could place negative pressure on sales and operating income in future quarters.

Specialty Products

Net sales of $49.1 million in the second quarter of 2008 grew 15.8% compared to the second quarter of 2007, primarily on increased sales in the off-highway brake business.  Sales increased in the off-highway brake business on strong demand in the agriculture and mining sectors.  Demand also improved for the refrigerated truck body business with sales growth just under 10%.  Net sales of $86.4 million in the six months ended June 30, 2008, grew 8.0% compared to the same period during 2007.

Operating income of $8.7 million in the second quarter of 2008 represented a 19.2% increase from the second quarter of 2007.  Operating margins increased from 17.2% in the second quarter of 2007 to 17.7% in the second quarter of 2008.  The off-highway brake business reported positive earnings growth and margin improvement for the quarter as a result of improved sales performance compared to the prior year.  Operating income in the second quarter of 2008 in the refrigerated truck bodies business was about the same as operating income in the first quarter of 2007.  Operating income of $13.5 million in the six months ended June 30, 2008, represented a 12.5% increase compared to the same period in the prior year.

The off-highway brake and refrigerated truck bodies businesses are generally not subject to seasonality.  Key markets for the off-highway brake business continue to look strong; however, there is increased concern over rising raw material and freight costs.  While the off-highway brake business has experienced no significant raw material supply concerns or significant unrecovered raw material cost increases in 2008, limited availability and price volatility of raw materials could negatively impact future operating income.  A decline in demand and rising raw material costs in the refrigerated truck bodies business could also negatively impact sales and operating income performance in future periods.

Balance Sheet

Cash increased by $29.8 million from $88.4 million at December 31, 2007, to $118.2 million at June 30, 2008.  Refer to the Liquidity and Capital Resources section below for more information.

Trade Receivables of $478.8 million at June 30, 2008, represented a $145.8 million increase compared to receivables of $333.0 million at December 31, 2007.  The increase primarily resulted from higher receivables in the Construction Materials and Transportation Products segments on higher sales, and from the Applied Technologies segment reflecting the acquisition of Carlyle and Dinex.

Inventories increased $30.2 million from $422.0 million at December 31, 2007, to $452.2 million at June 30, 2008.  The increase primarily relates to the Carlyle and Dinex acquisitions in the Applied Technologies segment.

Prepaid expenses and other current assets at June 30, 2008, of $32.8 million decreased $4.3 million from $37.1 million at December 31, 2007.  The decrease primarily reflects the receipt of certain vendor rebates accrued at December 31, 2007, in the Construction Materials segment.

Property, plant and equipment, net of $488.4 million at June 30, 2008, increased $24.5 million compared to $463.9 million at December 31, 2007.  The increase primarily reflects assets acquired of $2.7 million for Carlyle and $10.5 million for Dinex.  Both are reported in the Applied Technologies segment.  In addition, capital spending related to expansions in the Construction Materials and Transportation Products segments contributed to the increase.

Goodwill, net increased $42.4 million from $365.4 million at December 31, 2007, to $407.8 million at June 30, 2008, reflecting goodwill of approximately $93 million and $29 million acquired from the acquisitions of Carlyle and Dinex, respectively.  This was partially offset by the after-tax non-cash impairment charge of $82.5 million recorded in the first quarter of 2008 related to the power transmission belt business and on-highway braking business reported in discontinued operations.

Patents and other intangible assets, net of $155.4 million at June 30, 2008, increased $122.8 million from $32.6 million at December 31, 2007, as a result of intangible assets acquired of approximately $81 million in the Carlyle acquisition and $46 million in the Dinex acquisition.

Short-term debt, including current maturities, increased $71.6 million from $58.6 million at December 31, 2007, to $130.2 million at June 30, 2008.  The increase includes an additional $75.0 million of borrowings under the Company’s accounts receivable securitization facility.

Accounts payable increased by $71.8 million, from $132.5 million at December 31, 2007, to $204.3 million at June 30, 2008, reflecting increases in the Construction Materials, Transportation Products, and Specialty Products segments from increased production and sales activity, and in the Applied Technologies segment from liabilities assumed in the Carlyle and Dinex acquisitions.

Accrued expenses of $175.2 million at June 30, 2008, were $24.4 million higher than accrued expenses at December 31, 2007, of $150.8 million, primarily related to increased tax liabilities and other accrued liabilities assumed from the Carlyle and Dinex acquisitions.

Long-term debt increased by $230.3 million, from $262.8 million at December 31, 2007, to $493.1 million at June 30, 2008. This increase reflects increased borrowings under the Company’s revolving credit facility to fund the Carlyle and Dinex acquisitions and capital expenditures.

Other long-term liabilities decreased by $37.9 million, from $125.2 million at December 31, 2007, to $87.3 million at June 30, 2008.  The decrease was primarily a result of lower net deferred tax liabilities reflecting deferred tax attributes recorded on impairment charges recorded in the first quarter of 2008 related to the power transmission belt business and the on-highway brake business.

Liquidity and Capital Resources

Sources and Uses of Cash

	Six Months Ended June 30,
In millions	2008	2007
Net cash provided by operating activities	$86.2	$190.8
Net cash used in investing activities	(334.9)	(219.4)
Net cash provided by (used in) financing activities	278.1	(90.7)
Effect of exchange rate changes on cash	0.4	—
Change in cash and cash equivalents	$29.8	$(119.3)

Net cash provided by operating activities was $86.2 million for the six months ended June 30, 2008, compared to net cash provided by operating activities of $40.8 million for the six months ended June 30, 2007, excluding the $150.0 million of proceeds in 2007 related to the accounts receivable securitization program.  Cash used for working capital and other long-term assets and liabilities of $35.9 million in 2008 compared to $89.0 million in 2007.

Cash used in investing activities was $334.9 million for the six months ended June 30, 2008, compared to $219.4 million for the first six months of 2007.  Capital expenditures were $40.7 million in the first six months of 2008 compared to capital expenditures of $40.0 million in the first six months of 2007. Cash used for acquisitions in 2008 of $294.8 million included the acquisitions of Carlyle and Dinex.  Cash used in investing activities in 2007 included $183.3 million used to fund the acquisitions of Insulfoam and manufacturing operations in China for the Company’s tire and wheel and interconnect technologies businesses.

Cash provided by financing activities of $278.1 million for the six months ended June 30, 2008, included borrowings under the Company’s revolving credit facility to fund the Carlyle and Dinex acquisitions.  Cash used in financing activities of $90.7 million for the six months ended June 30, 2007, reflected the full redemption of $150.0 million of the Company’s 7.25% notes that matured in January 2007.

Debt Instruments, Guarantees and Covenants

The following table quantifies certain contractual cash obligations and commercial commitments at June 30, 2008:

		Remaining in
In millions	Total	2008	2009	2010	2011	2012	Thereafter
Short-term credit lines and long-term debt	$624.2	$460.2	$—	$—	$—	$—	$164.0
Interest on long-term debt (1)	96.9	5.2	10.5	10.5	10.5	10.5	49.7
Noncancellable operating leases	65.7	10.4	18.0	13.2	10.2	6.5	7.4
Total Commitments	$786.8	$475.8	$28.5	$23.7	$20.7	$17.0	$221.1

(1)	Future expected interest payments are calculated based on the stated rate for fixed rate debt and the effective interest rate as of June 30, 2008 for variable rate debt.

Short-term credit lines and long-term debt for 2008 in the above table includes $330.0 million related to borrowings under the Company’s revolving credit facility. The Company utilized the revolving credit facility to redeem certain bonds payable of $100.0 million which matured May 15, 2008. Based on the Company’s expected future cash flow needs, the Company expects these borrowings to be outstanding beyond the twelve- month period immediately following June 30, 2008, as the revolving credit facility does not expire until July 2012. Therefore, these borrowings are included in long-term debt at June 30, 2008.

The above table does not include $87.3 million of other long-term liabilities.  Other long-term liabilities consist primarily of deferred income tax and other tax liabilities of $66.2 million, pension and post-retirement medical benefits of $12.0 million, and warranty and other obligations of $9.1 million.  Due to factors such as return on plan assets, disbursements, contributions, and timing of warranty claims, the period in which the majority of these commitments will become due is not estimable.

Although the Company has entered into long-term purchase agreements for certain key raw materials, there were no take-or-pay contracts exceeding one year in place at June 30, 2008.

Effective March 31, 2008, the Company exercised the expansion option under its $400.0 million revolving credit facility to increase the facility size to $500.0 million in order to provide additional borrowing availability. At June 30, 2008, $166.5 million was available under this facility. The Company also maintains a $55.0 million uncommitted line of credit of which $21.4 million was available at June 30, 2008. At June 30, 2008, $60.0 million was available under the Company’s $150.0 million accounts receivable securitization facility.

At June 30, 2008, letters of credit amounting to $34.0 million were outstanding, primarily to provide security under insurance arrangements and certain borrowings.

The Company has financial guarantee lines in place for certain of its operations in Asia and Europe to facilitate working capital needs, customer performance and payment and warranty obligations.  At June 30, 2008, the Company had issued guarantees of $3.0 million, of which $1.4 million represents amounts recorded in current liabilities or other long-term liabilities.

During 2005, the Company sold certain assets and liabilities of its discontinued automotive components business as part of a series of sales.  Certain leases guaranteed by the Company expire in 2009 and 2011 and have total minimum lease payments of $1.4 million at June 30, 2008. The Company believes that the current lessee will fulfill all obligations required by those lease agreements.

Discontinued Operations and Assets Held for Sale

In the second quarter of 2008, in keeping with the Company’s plan to simplify its business and focus attention on its remaining businesses and operating segments, the Company announced its decision to pursue disposition of both its power transmission belt and on-highway brake businesses.  The sales of these businesses are expected to be completed in 2008.

In the second quarter of 2007, as part of its commitment to concentrate on its core businesses, the Company announced plans to exit the custom thermoset products molding operation (“thermoset molding operation”) of the Specialty Products segment.  The disposition of the thermoset molding operation is expected to be completed in 2008.

The power transmission belt business, on-highway brake business and thermoset molding operation have met the criteria for, and have been classified as “held for sale” in accordance with SFAS 144, “Accounting for the Impairment and Disposal of Long-Lived Assets”.  In addition, results of operations for these businesses, and any gains or losses recognized from its sale, are reported as discontinued operations in accordance with SFAS 144.

Total assets held for sale were as follows:

	June 30,	December 31,
In millions	2008	2007
Assets held for sale:
Power transmission belt business	$100.0	$116.0
On-highway brake business	35.2	72.3
Thermoset molding operation	4.7	5.7
Total assets held for sale	$139.9	$194.0

The decrease in assets held for sale at June 30, 2008 relates to the impairment charge recognized in the first quarter ending March 31, 2008, as described below.

The major classes of assets and liabilities held for sale included in the Company’s Consolidated Balance Sheets are as follows:

	June 30,	December 31,
In millions	2008	2007
Assets held for sale:
Receivables	$37.0	$36.4
Inventories	47.9	71.8
Prepaid expenses and other current assets	4.9	2.7
Total current assets held for sale	89.8	110.9

Property, plant and equipment, net	49.4	76.3
Patents and other intangible assets, net	—	6.1
Other long term assets	0.7	0.7
Total non-current assets held for sale	50.1	83.1
Total assets held for sale	$139.9	$194.0

Liabilities associated with assets held for sale:
Accounts payable	$11.8	$10.6
Accrued expenses	17.3	20.0
Total liabilities associated with assets held for sale	$29.1	$30.6

Net sales and income (loss) before income taxes from discontinued operations were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2008	2007 *	2008	2007 *
Net sales:
Power transmission belt business	$36.8	$37.0	$77.2	$72.6
On-highway brake business	19.0	18.1	34.4	35.8
Thermoset molding operation	2.5	2.9	4.7	5.9
Systems and equipment	—	0.2	—	0.7
Giftware business of foodservice products	—	0.6	—	0.7
Net sales for discontinued operations	$58.3	$58.8	$116.3	$115.7

Income (loss) from operations of discontinued operations:
Power transmission belt business	$2.7	$1.2	$(63.8)	$4.2
On-highway brake business	(2.4)	(1.4)	(61.6)	(4.3)
Thermoset molding operation	—	(1.7)	(0.1)	(1.8)
Automotive components	(0.8)	(1.5)	(2.1)	(1.7)
Systems and equipment	(0.1)	—	(0.2)	4.8
Giftware business of foodservice products	—	—	—	—
Income (loss) before income taxes from discontinued operations	$(0.6)	$(3.4)	$(127.8)	$1.2

*	2007 amounts have been restated to reflect the power transmission belt and on-highway brake businesses.

Results for the six months ended June 30, 2008 primarily reflected $124.2 million in pre-tax impairment charges in connection with the power transmission belt and on-highway brake businesses which were recognized under SFAS 142, “Goodwill and Other Intangible Assets”, and SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  At March 31, 2008, inventory with a carrying amount of $62.9 million was written down to its fair value of $51.9 million, resulting in an impairment charge of $11.0 million.  Long-lived assets held and used with a carrying amount of $72.2 were written down to their fair value of $47.5 million, resulting in an impairment charge of $24.7 million.  Goodwill with a carrying amount of $82.5 million was written down to its fair value of $0, resulting in an impairment charge of $82.5 million.  Patents and other intangible assets with a carrying amount of approximately $6.0 million were written down to their fair value of $0, resulting in an impairment charge of $6.0 million.  The following table summarizes the impairment charge recognized in the first quarter of 2008:

Pre-tax
Impairment
(In millions)	Charges

Inventory	$(11.0)
Property, plant and equipment, net	(24.7)
Goodwill	(82.5)
Patents and other intangible assets, net	(6.0)

$(124.2)

Results for the six months ended June 30, 2008 also include the payment and reserve of certain workers’ compensation claims that remain Carlisle’s liability following the disposition of several businesses over the past few years.  Results for the six months ended June 30, 2007 included additional proceeds related to purchase price adjustments from the sales of the systems and equipment businesses which occurred in the fourth quarter of 2006.

Recent Accounting Pronouncements

In December 2006, the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158 (“SFAS 158”), Employers’ Accounting for Defined Benefit and Other Postretirement Plans.  For the year ending 2008, the Company is required under SFAS 158 to change its measurement date for its post-retirement benefit plans from September 30 to December 31. Accordingly, the Company will measure its post-retirement benefit plans as of its year-end close date this year, and has elected to use the “15-month” approach to proportionally allocate the transition adjustment required under SFAS 158.  The Company has elected to record the net periodic benefit cost for the transition period at the end of the fiscal year in retained earnings. The Company expects this adjustment to have an insignificant impact on the Consolidated Financial Statements.

In January 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”) for financial assets and liabilities.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 applies only for fair value measurements that are already required or permitted by other accounting standards (except for measurements of share-based payments) and is intended to increase the consistency of those measurements.  Accordingly, SFAS 157 does not require any new fair value measurements.  Adoption of this standard had no material effect on the Company’s statement of earnings or financial position.  FASB Staff Position (FSP) No. FAS 157-2 deferred the effective date of SFAS 157 by one year for certain types of non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, thus the Company will adopt the provisions of this standard as it relates to the fair value measurement of non-financial assets and liabilities effective January 1, 2009.  See Note 4 for additional detail.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in net income (loss) at each subsequent reporting date. SFAS 159 was effective for the Company on January 1, 2008. The Company did not apply the fair value option to any of its outstanding instruments and, therefore, SFAS 159 did not have an impact on its Consolidated Financial Statements.  However, in the future, the Company may elect to measure certain financial instruments at fair value in accordance with this standard.

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

In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities.  SFAS 161 applies to all derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities, and related hedged items accounted for under SFAS 133.  SFAS 161 requires entities to provide greater transparency through additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company is currently evaluating the impact of adopting SFAS No. 161 on the Consolidated Financial Statements.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets, (“FSP 142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other U.S. generally accepted accounting principles.  This FSP is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, and will be applied prospectively to future business combinations. Thus, the Company is required to adopt these standards on January 1, 2009.

In May 2008, the FASB issued SFAS No. 162 (“SFAS 162”), The Hierarchy of Generally Accepted Accounting Principles.  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  SFAS 162 will be effective sixty days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  The Company does not expect the adoption of this standard to have an impact on its Consolidated Financial Statements.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP 03-6-1”).  FSP 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders.  Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied.  FSP 03-6-1 is effective for fiscal years beginning after December 15, 2008.  The Company is currently assessing the impact of FSP 03-6-1 on the Consolidated Financial Statements.

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

International operations are exposed to translation risk when the local currency financial statements are translated into U.S. Dollars. Carlisle monitors this risk, but at June 30, 2008, had no translation risk hedges in place.

The Company is also exposed to risks in the movements of foreign currency exchange rates for transactions denominated in foreign currencies. Revenues for sales of products manufactured in China for the North American market are generated predominantly in U.S. Dollars. Many of the obligations incurred by these operations are settled in Chinese Renminbi or Hong Kong Dollars. Should the U.S. Dollar weaken significantly against the Renminbi or Hong Kong Dollar, the Company’s results of operations could be adversely affected. The Company continues to monitor developments in China that may affect its strategy and will hedge its currency risk exposure when deemed effective and prudent. While the Company is exposed to the exchange rates of other currencies including the Canadian Dollar, British Pound, Mexican Peso and European Euro, their risk is considered minimal. Less than 6.0% of the Company’s revenues from continuing operations for the quarter ended June 30, 2008, are in currencies other than the U.S. Dollar.

From time to time the Company may manage its interest rate exposure through the use of treasury locks and interest rate swaps to reduce the volatility of cash flows, the impact on earnings, and to lower its cost of capital.  On November 14, 2006, the Company entered into treasury lock contracts with a notional amount of $100.0 million to hedge the cash flow variability on forecasted debt interest payments associated with changes in interest rates. These contracts have been designated as cash flow hedges and were deemed effective at the origination date and at June 30, 2008.  The valuation of these contracts resulted in a liability of $4.6 million at June 30, 2008.

On June 15, 2005, the Company entered into treasury lock contracts with a notional amount of $150.0 million to hedge the cash flow variability on forecasted debt interest payments associated with changes in interest rates.  These contracts were designated as cash flow hedges and were deemed effective at the origination date.  On August 15, 2006, the Company terminated the treasury lock contracts resulting in a gain of $5.6 million ($3.5 million, net of tax) which will be amortized to reduce interest expense until August 2016, the term of the interest payments related to the $150.0 million in notes issued on August 18, 2006.  At June 30, 2008 the Company had a remaining unamortized gain of $4.6 million ($2.9 million, net of tax) which is reflected in Accumulated other comprehensive income on the Company’s Consolidated Balance Sheets.

There were no interest rate swaps in place at June 30, 2008.

The Company has significant concentrations in the general construction market.  Construction spending is affected by economic conditions, changes in interest rates, demographic and population shifts, and changes in construction spending by federal, state and local governments.  A decline in the commercial construction market, as well as certain other operations of the Company, could adversely affect the Company’s performance.  The construction business competes through pricing, among other factors.  Increased competition in this business has and could continue to place negative pressure on operating results in future periods.

During the first half of 2008, the Company implemented several price increases across many of its product lines to offset raw material cost increases.  Additional price increases have been announced for the balance of the year.  While the Company has not experienced significant declines in sales volumes related to these price increases, future customer demand could be impacted resulting in reduced sales and production volumes.

The Company’s operations use certain commodities such as plastics, carbon black, synthetic and natural rubber and steel.  As such, the Company’s cost of operations is subject to fluctuations as the markets for these commodities change.  The Company monitors these risks, but currently has no derivative contracts in place to hedge these risks.

Item 4. Controls and Procedures

(a) Under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation and as of June 30, 2008, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective.

(b) There were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders.

(a)	The Company’s 2008 Annual Meeting of Shareholders was held on April 21, 2008.

(b)	At the 2008 Annual Meeting of Shareholders, the election of four directors was approved as follows:

Director	For	Against	Withheld	Non-Vote

Robert G. Bohn	59,909,010	—	666,185	—
Peter L.A. Jamieson	59,653,680	—	948,615	—
Peter F. Krogh	59,771,180	—	804,016	—
Anthony W. Ruggiero	52,475,304	—	8,099,891	—

Item 6.	Exhibits

(12)	Ratio of Earnings to Fixed Charges

(31.1)	Rule 13a-14(a)/15d-14(a) Certifications

(31.2)	Rule 13a-14(a)/15d-14(a) Certifications

(32)	Section 1350 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Carlisle Companies Incorporated

August 7, 2008
	By:	/s/ Carol P. Lowe
Name: Carol P. Lowe
Title: Vice President and Chief Financial Officer