Form 10-Q
period 2008-09-30
CARLISLE COMPANIES INC
filed 2008-11-06
CIK 790051

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

Shares of common stock outstanding at November 1, 2008: 61,005,426

Part 1. Financial Information

Item 1.Financial Statements

Carlisle Companies Incorporated

Consolidated Statements of Earnings and Comprehensive Income

For the Three and Nine Months ended September 30, 2008 and 2007

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007*	2008*	2007*

Net sales	$832.5	$730.4	$2,347.9	$2,044.8

Cost and expenses:
Cost of goods sold	668.4	570.7	1,886.0	1,610.9
Selling and administrative expenses	79.1	67.3	234.9	199.9
Research and development expenses	3.2	3.2	9.8	9.2
Other operating expense	—	—	—	6.7

Operating income	81.8	89.2	217.2	218.1

Other non-operating income, net	(0.6)	(51.0)	(1.4)	(55.3)
Interest expense, net	6.1	6.3	15.3	8.2
Income before income taxes	76.3	133.9	203.3	265.2

Income tax expense	25.7	49.6	67.6	93.0
Income from continuing operations, net of tax	50.6	84.3	135.7	172.2

Discontinued operations
Income (loss) from discontinued operations	0.9	(4.0)	(126.9)	(2.8)
Income tax expense (benefit)	1.1	(2.2)	(33.3)	(3.3)
(Loss) income from discontinued operations, net of tax	(0.2)	(1.8)	(93.6)	0.5
Net income	50.4	82.5	42.1	172.7

Other comprehensive (loss) income
Foreign currency translation, net of tax	(6.8)	(10.3)	(7.7)	(4.9)
Minimum pension liability, net of tax	0.1	0.2	0.3	0.7
(Loss) gain on hedging activities, net of tax	(1.7)	(1.2)	(2.2)	0.5
Other comprehensive loss	(8.4)	(11.3)	(9.6)	(3.7)
Comprehensive income	$42.0	$71.2	$32.5	$169.0

Earnings (loss) per share - basic
Income from continuing operations, net of tax	$0.84	$1.36	$2.24	$2.78
Income (loss) from discontinued operations, net of tax	(0.01)	(0.03)	(1.54)	0.01
Earnings per share - basic	$0.83	$1.33	$0.70	$2.79

Earnings (loss) per share - diluted
Income from continuing operations, net of tax	$0.83	$1.34	$2.21	$2.74
Income (loss) from discontinued operations, net of tax	(0.01)	(0.03)	(1.52)	0.01
Earnings per share - diluted	$0.82	$1.31	$0.69	$2.75

Weighted average common shares outstanding (in thousands)
Basic	60,528	61,984	60,543	61,817
Effect of dilutive stock options and restricted stock	775	929	765	991
Diluted	61,303	62,913	61,308	62,808

Dividends declared and paid per share	$0.155	$0.145	$0.445	$0.415

*

For the three and nine months ended September 30, 2007 and the nine months ended September 30, 2008, amounts have been reclassified to reflect discontinued operations. See Notes 2 and 7. For the nine months ended September 30, 2007, charges totaling $6.7 million have been reclassified from Other non-operating income, net to Other operating expense. See notes 2 and 15.

See accompanying notes to Unaudited Consolidated Financial Statements

Carlisle Companies Incorporated

Consolidated Balance Sheets

September 30, 2008 and December 31, 2007

(In millions, except per share and share amounts)

	September 30,	December 31,
	2008	2007*
	(Unaudited)	(As adjusted)
Assets
Current assets:
Cash and cash equivalents	$101.7	$88.4
Receivables, less allowance of $13.0 in 2008 and $10.2 in 2007	461.4	333.0
Inventories	462.9	422.0
Deferred income taxes	30.2	31.7
Prepaid expenses and other current assets	42.2	37.1
Current assets held for sale	93.4	110.9
Total current assets	1,191.8	1,023.1

Property, plant and equipment, net of accumulated depreciation of $503.7 in 2008 and $462.4 in 2007	485.7	463.9

Other assets:
Goodwill, net	437.9	365.4
Patents and other intangible assets, net	155.0	32.6
Investments and advances to affiliates	4.0	3.8
Other long-term assets	14.7	16.9
Non-current assets held for sale	47.3	83.1
Total other assets	658.9	501.8

TOTAL ASSETS	$2,336.4	$1,988.8

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt, including current maturities	$151.0	$58.6
Accounts payable	200.5	132.5
Accrued expenses	157.3	150.8
Deferred revenue	14.5	15.7
Current liabilities associated with assets held for sale	35.9	30.6
Total current liabilities	559.2	388.2

Long-term liabilities:
Long-term debt	423.2	262.8
Deferred revenue	102.6	93.7
Other long-term liabilities	124.6	125.2
Total long-term liabilities	650.4	481.7

Shareholders’ equity:
Preferred stock, $1 par value. Authorized and unissued 5,000,000 shares	—	—
Common stock, $1 par value. Authorized 100,000,000 shares; 78,661,248 shares issued; 60,532,126 outstanding in 2008 and 60,603,664 outstanding in 2007	78.7	78.7
Additional paid-in capital	68.8	59.9
Unearned compensation - includes restricted shares of 474,950 in 2008 and 329,150 in 2007	(9.7)	(7.1)
Cost of shares of treasury - 17,654,172 shares in 2008 and 17,728,434 shares in 2007	(225.4)	(221.7)
Accumulated other comprehensive income	(0.1)	9.5
Retained earnings	1,214.5	1,199.6
Total shareholders’ equity	1,126.8	1,118.9

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,336.4	$1,988.8

*      2007 balances have been reclassified for discontinued operations.  See Notes 2 and 7.

See accompanying notes to Unaudited Consolidated Financial Statements

Carlisle Companies Incorporated

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2008 and 2007

(Dollars in millions)

(Unaudited)

	September 30,
	2008	2007

Operating activities
Net income	$42.1	$172.7
Reconciliation of net (loss) income to cash flows from operating activities:
Depreciation	46.0	46.0
Amortization	7.3	3.8
Non-cash compensation	9.0	11.5
Earnings in equity investments	(0.4)	(2.5)
Loss (gain) on sale of property and equipment, net	0.1	(55.1)
Loss on writedown of assets	124.3	7.4
Deferred taxes	(30.7)	14.7
Excess tax benefits from stock-based compensation	—	(5.4)
Foreign exchange gain	(1.4)	(3.7)
Changes in assets and liabilities, excluding effects of acquisitions and divestitures:
Current and long-term receivables	(107.9)	(93.1)
Inventories	(8.9)	16.1
Accounts payable and accrued expenses	52.3	16.7
Income taxes	(1.5)	27.3
Long-term liabilities	11.2	(21.0)
Other operating activities	0.6	(0.8)
Net cash provided by operating activities	142.1	134.6

Investing activities
Capital expenditures	(55.8)	(60.0)
Acquisitions, net of cash	(294.8)	(189.7)
Proceeds from sale of property and equipment	4.1	20.9
Other investing activities	0.5	0.1
Net cash used in investing activities	(346.0)	(228.7)

Financing activities
Net change in short-term borrowings and revolving credit lines	(6.8)	(17.0)
Proceeds from long-term debt	360.0	0.4
Reductions of long-term debt	(100.0)	—
Dividends	(27.2)	(25.8)
Treasury share repurchases	(4.8)	—
Treasury shares and stock options, net	(1.7)	12.5
Excess tax benefits from stock-based compensation	—	5.4
Net cash provided by (used in) financing activities	219.5	(24.5)

Effect of exchange rate changes on cash	(2.3)	(0.5)
Change in cash and cash equivalents	13.3	(119.1)
Cash and cash equivalents
Beginning of period	88.4	144.0
End of period	$101.7	$24.9

See accompanying notes to Unaudited Consolidated Financial Statements

Notes to Unaudited Consolidated Financial Statements

Three and Nine Months Ended September 30, 2008 and 2007

(1)         Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Carlisle Companies Incorporated and its wholly-owned subsidiaries (together, the “Company” or “Carlisle”).  Intercompany transactions and balances have been eliminated on consolidation. The unaudited consolidated financial statements have been prepared in accordance with Article 10-01 of Regulation S-X of the Securities and Exchange Commission and, as such, do not include all information required by generally accepted accounting principles for annual financial statements. However, in the opinion of the Company, these financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial statements for the interim periods presented herein.  Results of operations for the three and nine months ended September 30, 2008, are not necessarily indicative of the operating results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company’s 2007 Form 10-K.

(2) Reclassifications and Restatements

Certain reclassifications have been made to the information for the three and nine months ending September 30, 2007 and the year ended December 31, 2007, to conform to the current year’s presentation.

Consolidated Statements of Earnings and Comprehensive Income and the Consolidated Balance Sheets have been retrospectively adjusted to reflect the effects of discontinued operations. Goodwill segment information in Note 9 has been restated to reflect the Company’s current segment reporting structure.   Segment information presented in Note 15 has been restated from prior year’s presentation to reflect the Company’s current segment reporting structure, discontinued operations and assets held for sale.   The Consolidated Statements of Earnings and Comprehensive Income and Segment information also reflect a reclassification from Other non-operating income, net to Other operating expense.  Information regarding the prior year presented in Notes 7, 8 and 13, relating to Discontinued Operations, Inventories and Warranty Reserves, respectively, has been restated to reflect discontinued operations and assets held for sale.  See Notes 7 and 15 for additional detail regarding discontinued operations and the Company’s segment reporting structure, respectively.

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

In January 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”) for financial assets and liabilities.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 applies only for fair value measurements that are already required or permitted by other accounting standards (except for measurements of share-based payments) and is intended to increase the consistency of those measurements.  Accordingly, SFAS 157 does not require any new fair value measurements.  Adoption of this standard had no material effect on the Company’s statement of earnings or financial position.  FASB Staff Position (FSP) No. FAS 157-2 deferred the effective date of SFAS 157 by one year for certain types of non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, thus the Company will adopt the provisions of this standard as it relates to the fair value measurement of non-financial assets and liabilities effective January 1, 2009.  The adoption is not expected to have a material effect on the Company’s Consolidated Financial Statements.  See Note 4 for additional detail.

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

The fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

		Quoted Prices
		In Active	Significant
		Markets for	Other
	Balance at	Identical	Observable
	September 30,	Assets	Inputs
(In millions)	2008	Level 1	Level 2

Cash and cash equivalents	$101.7	$101.7	$—

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

(5)   Employee and Non-Employee Stock-Based Compensation Arrangements

Stock Options

The Company uses the fair value method for accounting for employee and non-employee stock-based compensation.  Stock option awards were formerly released to the recipient ratably within a period of two years, with the first one-third vesting immediately upon grant. However, with the 794,890 stock options granted during the nine month period ended September 30, 2008, the vesting schedule changed so that options vest ratably over three years, with the first one-third vesting on the first anniversary of the grant.  Compensation expense related to stock options of $1.0 million was recognized for both the three months ended September 30, 2008 and 2007, and $3.8 million and $8.2 million for the nine months ended September 30, 2008 and 2007, respectively.  The 2007 compensation expense amounts include an award of 200,000 options granted to executive management in June 2007 and additional expense related to the modification of vesting and termination provisions of certain stock option awards.

The following table summarizes the stock option activity for the nine months ended September 30, 2008:

		Weighted
		Average
		Exercise
	Shares	Price

Outstanding at January 1, 2008	2,055,268	$34.18
Granted	794,890	$33.13
Forfeited	(19,821)	$33.42

Outstanding at September 30, 2008 *	2,830,337	$33.89

* No options were exercised during the nine months ended September 30, 2008.

Restricted Stock and Restricted Stock Equivalent Units

Restricted shares awarded are generally released to the recipient after a period of three years; however, 100,000 shares awarded to executive management in the second quarter of 2007 and 56,700 shares awarded to executive management in the first quarter of 2008 vest ratably over five years.  Compensation expense related to restricted stock and restricted stock equivalent units awards of $1.5 million and $1.3 million was recognized for the three months ended September 30, 2008 and 2007, respectively, and $5.2 million and $3.3 million for the nine months ended September 30, 2008 and 2007, respectively.

(6) Acquisitions

On April 28, 2008, the Company acquired 100% of the equity of Carlyle Incorporated (“Carlyle”), a leading provider of sophisticated aerospace and network interconnection solutions, for a purchase price of approximately $200 million.  Carlyle is located in Tukwila, WA and is under the management direction of the interconnect technologies business, which is included in the Applied Technologies segment.  Although the Company is continuing to evaluate the purchase price allocation, the initial purchase price allocation resulted in goodwill of approximately $123.7 million and identified intangible assets of $81.4 million.  Of the $81.4 million of acquired intangible assets, $79.6 million was assigned to customer relationships with a weighted average useful life of 20 years, $1.0 million was assigned to covenants not to compete with a determinable useful life of 5 years and $0.8 million was assigned to patents with a determinable useful life of 7 years.  The goodwill from this acquisition is not deductible for tax purposes.

On January 25, 2008, the Company acquired 100% of the equity of both Dinex International, Inc. and Proex, Inc. (collectively “Dinex”), leading suppliers of foodservice products to the healthcare and other institutional industries, for approximately $94 million.  Dinex has facilities in Glastonbury, CT and Batavia, IL, and is under the management direction of the foodservice business, which is included in the Applied Technologies segment.   Although the Company is continuing to evaluate the purchase price allocation, the purchase price allocation resulted in goodwill of approximately $29.4 million and identified intangible assets of $49.4 million.  Of the $49.4 million of acquired intangible assets, $8.0 million was assigned to trade names that are not subject to amortization, $36.6 million was assigned to customer relationships with a weighted average useful life of 15.9 years, $1.0 million was assigned to patents with a determinable useful life of 10 years, and the remaining $3.8 million was assigned to other intangible assets with a weighted average useful life of 6.5 years.  The goodwill from this acquisition is deductible for tax purposes.

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

During the third quarter 2007, the Company established a liability, as an adjustment to the cost of the acquisition, of $3.1 million for exit costs and employee termination costs related to the shut-down of Insulfoam’s Columbus, OH location.  At September 30, 2008, there were $1.5 million of payments and $1.6 million of charges against the liability, resulting in an ending balance of $0.

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

In the second quarter of 2007, as part of its commitment to concentrate on its core businesses, the Company announced plans to exit the custom thermoset products molding operation (“thermoset molding operation”) of the Specialty Products segment.  The disposition of the thermoset molding operation has been completed, with the remaining property actively listed for sale.

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

Total assets held for sale were as follows:

	September 30,	December 31,
In millions	2008	2007
Assets held for sale:
Power transmission belt business	$103.3	$116.0
On-highway brake business	35.8	72.3
Thermoset molding operation	1.6	5.7
Total assets held for sale	$140.7	$194.0

The decrease in assets held for sale at September 30, 2008 as compared to December 31, 2007, relates to the impairment charge recognized in the first quarter ending March 31, 2008, as described below.

The major classes of assets and liabilities held for sale included in the Company’s Consolidated Balance Sheets are as follows:

	September 30,	December 31,
In millions	2008	2007
Assets held for sale:
Receivables	$32.8	$36.4
Inventories	57.2	71.8
Prepaid expenses and other current assets	3.4	2.7
Total current assets held for sale	93.4	110.9

Property, plant and equipment, net	46.3	76.3
Patents and other intangible assets, net	—	6.1
Other long term assets	1.0	0.7
Total non-current assets held for sale	47.3	83.1
Total assets held for sale	$140.7	$194.0

Liabilities associated with assets held for sale:
Accounts payable	$13.8	$10.6
Accrued expenses	22.1	20.0
Total liabilities associated with assets held for sale	$35.9	$30.6

Net sales and income (loss) before income taxes from discontinued operations were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2008	2007 *	2008	2007 *
Net sales:
Power transmission belt business	$33.8	$32.6	$111.0	$105.2
On-highway brake business	15.6	15.1	50.0	50.9
Thermoset molding operation	0.7	2.9	5.4	8.8
Systems and equipment	—	0.2	—	0.9
Giftware business	—	0.2	—	0.9
Net sales for discontinued operations	$50.1	$51.0	$166.4	$166.7

Income (loss) from operations of discontinued operations:
Power transmission belt business	$3.9	$1.4	$(59.9)	$5.6
On-highway brake business	(1.5)	(5.5)	(63.1)	(9.8)
Thermoset molding operation	(1.5)	0.2	(1.6)	(1.6)
Automotive components	(0.2)	—	(2.3)	(1.7)
Systems and equipment	0.2	(0.2)	—	4.6
Giftware business	—	0.1	—	0.1
Income (loss) before income taxes from discontinued operations	$0.9	$(4.0)	$(126.9)	$(2.8)

*      2007 amounts have been restated to reflect the power transmission belt and on-highway brake businesses as discontinued operations.

Results for the nine months ended September 30, 2008, primarily reflected $124.2 million in pre-tax impairment charges in connection with the power transmission belt and on-highway brake businesses which were recognized under SFAS 142 and SFAS 144.  At March 31, 2008, inventory with a carrying amount of $62.9 million was written down to its fair value of $51.9 million, resulting in an impairment charge of $11.0 million.  Long-lived assets held and used with a carrying amount of $72.2 million were written down to their fair value of $47.5 million, resulting in an impairment charge of $24.7 million.  Goodwill with a carrying amount of $82.5 million was written down to its fair value of $0, resulting in an impairment charge of $82.5 million.  Patents and other intangible assets with a carrying amount of approximately $6.0 million were written down to their fair value of $0, resulting in an impairment charge of $6.0 million.  The following table summarizes the impairment charge recognized in the first quarter of 2008:

Pre-tax
Impairment
(In millions)	Charges

Inventory	$(11.0)
Property, plant and equipment, net	(24.7)
Goodwill	(82.5)
Patents and other intangible assets, net	(6.0)

$(124.2)

Results for the three and nine months ended September 30, 2008, also include the accrual of certain workers’ compensation claims that remain Carlisle’s liability following the disposition of several businesses over the past few years.  Results for the nine months ended September 30, 2007, included additional proceeds related to purchase price adjustments from the sales of the systems and equipment businesses which occurred in the fourth quarter of 2006.

(8) Inventories

Carlisle is a diversified manufacturing entity comprised of multiple domestic and foreign companies that operate as distinct businesses manufacturing different products.   The Company uses the First-in, First-out (“FIFO”) method to value its inventory.

The components of inventories are as follows:

	September 30,	December 31,
In millions	2008	2007
FIFO (approximates current costs):
Finished goods	$299.0	$311.3
Work-in-process	45.1	30.5
Raw materials	172.0	149.8
Reserves and variances - net	4.0	2.2
	520.1	493.8
Inventories associated with assets held for sale	(57.2)	(71.8)
Inventories	$462.9	$422.0

(9) Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2008, are as follows:

	Construction	Transportation	Applied	Specialty
In millions	Materials	Products	Technologies	Products	Total
Balance at January 1, 2008*	$86.3	$100.1	$69.9	$109.1	$365.4
Goodwill acquired during year	—	—	153.1	—	153.1
Impairment losses	—	—	—	(82.5)	(82.5)
Purchase accounting adjustments	2.4	—	0.1	—	2.5
Currency translation	(0.2)	(0.2)	—	(0.2)	(0.6)
Balance at September 30, 2008	$88.5	$99.9	$223.1	$26.4	$437.9

* January 1, 2008 amounts have been reclassified to reflect changes in segment reporting. See Notes 2 and 15.

The Company’s other intangible assets at September 30, 2008, are as follows:

	Acquired	Accumulated	Net Book
In millions	Cost	Amortization	Value
Assets subject to amortization
Patents	$10.7	$(7.9)	$2.8
Customer Relationships	140.6	(12.3)	128.3
Other	7.6	(2.0)	5.6
Assets not subject to amortization
Trade names	18.3	—	18.3
	$177.2	$(22.2)	$155.0

Estimated amortization expense for the remainder of 2008 and the next four years is as follows: $2.7 million remaining in 2008, $11.1 million in 2009, $11.1 million in 2010, $10.6 million in 2011 and $9.8 million in 2012.

During the period ended March 31, 2008, the Company recognized goodwill impairment losses under SFAS 142 in connection with its decision to pursue disposition of its power transmission belt business and on-highway brake business.  See Note 7 for more information.

(10) Retirement Plans and Other Postretirement Benefits

Components of net periodic benefit cost are as follows:

	Pension Benefits		Pension Benefits		Post-retirement Benefits		Post-retirement Benefits
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
In millions	2008	2007	2008	2007	2008	2007	2008	2007
Service costs	$1.2	$1.5	$3.5	$4.1	$—	$—	$—	$—
Discretionary contribution	0.1	—	0.3	—	—	—	—
Interest cost	2.4	2.4	7.3	7.2	0.1	0.1	0.1	0.1
Expected return on plan assets	(3.1)	(2.6)	(9.4)	(7.6)	—	—	—	—
Amortization of:
Net actuarial costs	0.1	0.4	0.4	1.1	—	—	0.1	0.1
Prior service costs	—	—	(0.1)	(0.1)	—	—	—	—
Net periodic benefit costs	$0.7	$1.7	$2.0	$4.7	$0.1	$0.1	$0.2	$0.2

The Company has made contributions of $0.1 million to the pension plans through September 30, 2008, and does not expect to make any additional contributions for the remainder of 2008.

The Company maintains defined contribution plans to which it has contributed $7.8 million during the nine months ended September 30, 2008.  Full year contributions are expected to approximate $10.3 million.

(11) Other Long-Term Liabilities

The components of other long-term liabilities are as follows:

	September 30,	December 31,
In millions	2008	2007
Deferred taxes and other tax liabilities under FIN 48	$104.3	$103.8
Pension and other post-retirement obligations	12.0	12.0
Long-term warranty obligations	2.4	3.1
Other	5.9	6.3
Other long-term liabilities	$124.6	$125.2

(12) Borrowings

Effective March 31, 2008, the Company exercised the expansion option under its $400.0 million revolving credit facility to increase the facility size to $500.0 million in order to provide additional borrowing availability. The Company utilized the revolving credit facility to redeem certain bonds payable of $100.0 million which matured May 15, 2008, and were included in Long-term debt at December 31, 2007. Borrowings under the revolving credit facility totaled $380.0 million at September 30, 2008. Based on the Company’s expected future cash flow needs, the Company expects $260.0 million of these borrowings to be outstanding beyond the twelve-month period immediately following September 30, 2008, as the revolving credit facility does not expire until July 2012. Therefore, $260.0 million of borrowings under the revolving credit facility is included in Long-term debt at September 30, 2008, with the remaining $120.0 million of borrowings included in Short-term debt, including current maturities.

On July 16, 2008, the Company renewed its $150.0 million accounts receivable securitization facility. Borrowings of $20.0 million were outstanding under this facility at September 30, 2008.

(13) Commitments and Contingencies

For its continuing and discontinued operations, the Company is obligated under various noncancellable operating leases for certain facilities and equipment.  Future minimum payments under its various noncancellable operating leases for the remainder of 2008 and the next four years are approximately $5.8 million in 2008, $20.2 million in 2009, $16.7 million in 2010, $13.1 million in 2011, $9.2 million in 2012 and $22.5 million thereafter.

At September 30, 2008, letters of credit amounting to $33.7 million were outstanding, primarily to provide security under insurance arrangements and certain borrowings.

The Company has financial guarantee lines in place for certain of its operations in Asia and Europe to facilitate working capital needs, customer performance, and payment and warranty obligations.  At September 30, 2008, the Company had issued guarantees of $2.6 million, of which $1.4 million represents amounts recorded as a liability.  The fair value of these guarantees is estimated to equal the amount of the guarantees at September 30, 2008, due to their short-term nature.

During 2005, the Company sold certain assets and liabilities of its discontinued automotive components business as part of a series of sales. Certain leases guaranteed by the Company expire in 2009 and 2011, and have total minimum lease payments of $1.3 million at September 30, 2008. The Company believes that the current lessee will fulfill all obligations required by those lease agreements.

The Company offers various warranty programs on its installed roofing systems, brake products, truck trailers, and refrigerated truck bodies.  The change in the Company’s aggregate product warranty liabilities for the period ended September 30 is as follows:

In millions	2008	2007
Beginning reserve at December 31	$7.4	$6.8
Liabilities assumed in acquisition	0.7	—
Current year provision	9.3	8.7
Current year claims	(9.7)	(8.5)
Ending reserve at September 30	$7.7	$7.0

The amount of extended product warranty revenues recognized was $4.1 million and $11.5 million for the three and nine months ended September 30, 2008, respectively, and $3.9 million and $10.9 million for the three and nine months ended September 30, 2007, respectively.

Although the Company has entered into long-term purchase agreements for certain key raw materials, there were no take-or-pay contracts exceeding one year in place at September 30, 2008.

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

The Company may be involved in various legal actions from time to time arising in the normal course of business. In the opinion of management, the ultimate outcome of such actions will not have a material adverse effect on the consolidated financial position of the Company, but may have a material impact on the Company’s results of operations for a particular period. There were no material legal expenses recognized during the three or nine months ended September 30, 2008.  As a result of the favorable resolution of certain legal actions, the Company recognized gains, net of legal fees, of $6.4 million during the nine months ended September 30, 2007, that were included in Other non-operating income, net.

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

On November 14, 2006, the Company entered into treasury lock contracts with a notional amount of $100.0 million to hedge the cash flow variability on forecasted debt interest payments associated with changes in interest rates. These contracts were designated as cash flow hedges and were deemed effective at the origination date. On September 30, 2008, the Company terminated the treasury lock contracts resulting in a loss of $7.7 million ($4.8 million, net of tax). The Company expects to issue the forecasted debt by March 31, 2009.  As the first forecasted interest payment did not occur within the original forecasted time period, the Company recognized a loss of $0.4 million in Interest expense, net, during the third quarter of 2008.  This represents the portion of the loss equivalent to the present value of cash flows from the treasury lock intended to offset the changes in the first forecasted interest payment.  At September 30, 2008, the remaining loss of $7.3 million ($4.5 million, net of tax) is reflected in Accumulated other comprehensive income on the Company’s Consolidated Balance Sheet and will be amortized to increase interest expense when the remaining forecasted debt interest payments affect earnings.

On June 15, 2005, the Company entered into treasury lock contracts with a notional amount of $150.0 million to hedge the cash flow variability on forecasted debt interest payments associated with changes in interest rates.  These contracts were designated as cash flow hedges and were deemed effective at the origination date.  On August 15, 2006, the Company terminated the treasury lock contracts resulting in a gain of $5.6 million ($3.5 million, net of tax), which will be amortized to reduce interest expense until August 2016, the term of the interest payments related to the $150.0 million in notes issued on August 18, 2006.  At September 30, 2008, the Company had a remaining unamortized gain of $4.4 million ($2.8 million, net of tax) which is reflected in Accumulated other comprehensive income on the Company’s Consolidated Balance Sheet.

(15) Segment Information

The Company manages its business under the following four operating groups as set forth below:

•      Construction Materials:  the “construction materials” business;

•                  Transportation Products:  the “tire and wheel” business and the “specialty trailer” business;

•                  Applied Technologies:  the “interconnect technologies” business and the “foodservice products” business; and

•                  Specialty Products:  the “off-highway brake” business and the “refrigerated truck bodies” business.

Sales, operating income and assets for continuing operations by reportable segment are included in the following summary:

	2008		2007 (2)
Three Months Ended September 30,		Operating		Operating
In millions	Sales(1)	Income	Sales(1)	Income
Construction Materials	$448.1	$60.8	$417.0	$63.8
Transportation Products	205.2	8.7	193.3	15.5
Applied Technologies	131.2	12.7	77.1	10.7
Specialty Products	48.0	8.2	43.0	7.4
Corporate	—	(8.6)	—	(8.2)
Total	$832.5	$81.8	$730.4	$89.2

	2008			2007 (2)
Nine Months Ended September 30,		Operating			Operating
In millions	Sales(1)	Income	Assets	Sales(1)	Income	Assets
Construction Materials	$1,171.8	$129.8	$785.5	$1,026.4	$139.8	$873.6
Transportation Products	691.0	53.7	548.8	668.5	64.9	514.7
Applied Technologies	350.7	36.0	594.7	226.9	28.0	242.5
Specialty Products	134.4	21.7	122.9	123.0	14.7	118.9
Corporate	—	(24.0)	143.8	—	(29.3)	131.3
Total	$2,347.9	$217.2	$2,195.7	$2,044.8	$218.1	$1,881.0

(1)       Excludes intersegment sales

(2)       2007 amounts have been restated to reflect discontinued operations and to conform with the 2008 segment presentation. Prior year presentations included Earnings before interest and income taxes (“EBIT”). Operating income data presented is consistent with the 2008 presentation. For the nine months ended September 30, 2007, charges of $2.0 million and $4.7 million have been reclassified from non-operating income to operating income for the Transportation Products and Specialty Products segments, respectively.

A reconciliation of assets reported above to total assets as presented on the Company’s Consolidated Balance Sheets is as follows:

2008
Assets per table above	$2,195.7
Assets held for sale of discontinued operations	140.7
Total Assets per Consolidated Balance Sheet	$2,336.4

(16) Income Taxes

The Company’s effective tax rate on continuing operations of 33.3% for the nine months ended September 30, 2008, varies from the statutory rate within the United States of 35.0% due primarily to the deduction attributable to U.S. production activities, earnings in foreign jurisdictions taxed at rates different from the statutory U.S. federal rate and tax credits.

The Company adopted the principles of FIN 48, effective January 1, 2007.  The decrease in the 2008 accrual resulted in a $2.0 million reduction of the amount expensed for foreign tax.  This was due to the settlement of the United Kingdom tax audit. The total amount of unrecognized tax benefit as of September 30, 2008, was $11.6 million.  The Company classifies and reports interest and penalties associated with uncertain tax positions as Income tax expense on the Consolidated Statements of Earnings and Comprehensive Income, and as other tax liabilities on the Consolidated Balance Sheets.  The total amount of interest and penalties accrued at September 30, 2008, was $3.8 million.  The entire balance accrued for uncertain tax positions at September 30, 2008, if recognized, would affect the Company’s effective tax rate.

The Company is subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions.  The Company has concluded all U.S. federal income tax examinations through 2006.  The 2007 IRS audit is now substantially concluded, subject only to a post filing review.  Substantially all material state and foreign tax matters have been concluded for tax years through 2003.  Within the next twelve months, state and foreign audits may conclude and affect the amount of unrecognized tax benefits.  The amount of the change in unrecognized tax benefits that may result from audits within the next twelve months is not known.

(17) Subsequent Events

On October 21, 2008, the Company announced its plan to consolidate certain manufacturing and distribution facilities in three segments.  The estimated pre-tax cost is expected to total approximately $14.5 million, with $8.5 million to be incurred in the Construction Materials segment, $3.5 million in the Transportation Products segment, and $2.5 million in the Applied Technologies segment.   The closures are expected to be completed by March 31, 2009.

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

Net sales of $832.5 million for the three months ended September 30, 2008, were 14.0% higher than net sales of $730.4 million for the three months ended September 30, 2007.  Organic sales growth of 6.5% was achieved through increased sales in the Construction Materials, Transportation Products and Specialty Products segments.  Organic growth is defined as the increase in net sales excluding the impact of acquisitions and divestitures within the last twelve months and excluding the impact of changes in foreign currency exchange rates.  Sales growth of approximately 0.1% was attributed to changes in foreign currency exchange rates.

The acquisitions of Carlyle Incorporated (“Carlyle”), and Dinex International, Inc. and Proex, Inc. (collectively “Dinex”) contributed $53.7 million, or 7.4%, of sales growth over last year.   Carlyle and Dinex are reported in the Applied Technologies segment.

Operating income for the three months ended September 30, 2008, was $81.8 million, an 8.3% decrease compared to operating income of $89.2 million for the three months ended September 30, 2007.  The decrease in operating income was primarily due to the combination of unrecovered raw material cost increases and a decline in unit volume within the Transportation Products and Applied Technologies segments.

Net sales of $2,347.9 million for the nine months ended September 30, 2008, were 14.8% higher than net sales of $2,044.8 million in the nine months ended September 30, 2007.  Organic sales growth was 6.4%, with increased sales across all segments.  The acquisitions of Insulfoam, LLC (“Insulfoam”), which is reported in the Construction Materials segment, Carlyle, and Dinex contributed $163.5 million, or 8.0% sales growth over last year.   Sales growth of 0.4% was attributed to changes in foreign currency exchange rates.

Operating income for the nine months ended September 30, 2008, of $217.2 million compared to operating income of $218.1 million for the nine months ended September 30, 2007.  The increase in sales was more than offset by the rise in raw material costs, the higher selling and administrative expenses primarily related to the acquisitions referenced above, and production inefficiencies at certain locations within the Transportation Products segment.

The Company’s effective tax rate for continuing operations of 33.7% for the third quarter 2008, compares with an effective tax rate of 37.1% for the third quarter 2007.  The Company’s effective tax rate was 33.3% and 35.1% for the nine months ended 2008 and 2007, respectively.  The Company’s effective tax rate varies from the statutory rate within the United States of 35% due to the deduction attributable to U.S. production activities, earnings in foreign jurisdictions taxes at rates different from the statutory U.S. federal rate, and tax credits.  The increased effective tax rate for the three and nine months ended September 30, 2007, was due to a higher rate on the gain on sale of the sale of the Company’s interest in the European construction materials company, Icopal.

Income from continuing operations of $50.6 million, or $0.83 per diluted share, for the three months ended September 30, 2008, compared to income from continuing operations of $84.3 million, or $1.34 per diluted share for the same period in 2007.  Income from continuing operations of $135.7 million, or $2.21 per diluted share, for the nine months ended September 30, 2008, compared to income from continuing operations of $172.2 million, or $2.74 per diluted share for the same period in 2007.  Third quarter and nine month 2007 income from continuing operations included an after-tax gain of $29.4 million, or $0.47 per diluted share, on the sale of Icopal, on July 31, 2007.

Sales and Earnings

Consolidated Results of Continuing Operations

Net sales of $832.5 million for the three months ended September 30, 2008, increased $102.1 million, or 14.0%, over $730.4 million for the three months ended September 30, 2007.  The acquisitions of Carlyle and Dinex, reported in the Applied Technologies segment, contributed $53.7 million in net sales, or an increase of 7.4%, for the three months ended September 30, 2008.  Organic sales growth of $47.6 million, or 6.5%, resulted from both higher volume and price increases.  Growth was driven primarily by price increases, with volume contributing a lesser amount.  Most of the organic increase in net sales occurred in the Construction Materials and Transportation Products segments.  The impact of changes in foreign currency rates accounted for sales growth of 0.1% as compared to last year.

Net sales of $2,347.9 million for the nine months ended September 30, 2008, increased $303.1 million or 14.8% over $2,044.8 million for the nine months ended September 30, 2007.  The acquisitions of Insulfoam, Carlyle and Dinex contributed $163.5 million in net sales for the nine months ended September 30, 2008.  Organic sales growth of 6.4% was primarily attributed to increased sales volumes in the Construction Materials and Specialty Products segments.  The impact of changes in foreign currency exchange rates accounted for 0.4% sales growth as compared to last year.

Cost of goods sold of $668.4 million for the three months ended September 30, 2008, increased $97.7 million, or 17.1% above $570.7 million during the prior year period, on increased sales of 14.0%.  Higher raw material costs were the main reason for the increase because a portion of the higher raw material costs that were previously in inventory are now being reported in cost of goods sold as the products in inventory are shipped.  In addition, acquisitions increased cost of goods sold by $39.9 million.  Cost of goods sold of $1,886.0 million for the nine months ended September 30, 2008, increased $275.1 million, or 17.1% above $1,610.9 million during the prior year period, on increased sales of 14.8%.  Acquisitions contributed $126.4 million, or 7.8%, to the increase.  Higher raw material costs also contributed to the increase as costs have increased across most of the Company’s major raw material categories.

Gross margin (net sales less cost of goods sold expressed as a percent of net sales) of 19.7% for the three months ended September 30, 2008, decreased compared to gross margin of 21.9% in the same period for the prior year.  Reductions in margins were reported in the Transportation Products segment because of increased raw material costs and lower production due to the decline in demand in certain markets served by the tire and wheel business.  Margins also declined in the Construction Materials segment primarily due to increased raw material costs and a sales mix change.   Gross margin of 19.7% for the nine months ended September, 30 2008, decreased compared to gross margin of 21.2% in the same period for the prior year on higher raw material costs and a decline in unit volume in the Transportation Products and Applied Technologies segments.

Selling and administrative expenses of $79.1 million for the quarter ended September 30, 2008, were $11.8 million, or 17.5%, higher than the $67.3 million in the three months ended September 30, 2007.  The acquisitions of Carlyle and Dinex accounted for $8.3 million of the increase.  As a percent of net sales, selling and administrative expenses were 9.5% and 9.2% for the three months ended September 30, 2008 and 2007, respectively.  Selling and administrative expenses of $234.9 million for the nine months ended September 30, 2008, were $35.0 million, or 17.5%, higher than the $199.9 million in the nine months ended September 30, 2007.  The acquisitions of Insulfoam, Carlyle and Dinex accounted for $26.1 million of this increase in the first nine months of 2008.  Results for the nine month period also included $2.1 million in additional bad debt reserves related to a Florida construction materials distributor that filed for bankruptcy.  As a percent of net sales, selling and administrative expenses were 10.0% and 9.8% for the nine months ended September 30, 2008 and 2007, respectively.

Other operating expense of $6.7 million for the nine months ended September 30, 2007 included a $4.7 million charge related to management and facilities transition of a braking business in the United Kingdom, as well as asset charges related to closed facilities of $2.0 million.

Operating income of $81.8 million in the third quarter of 2008 represented an 8.3% decrease compared to $89.2 million for the third quarter of 2007.  The core businesses generated 92.4% of the quarterly operating income and acquisitions generated 7.6% of the quarterly operating income.  Operating margin (operating income expressed as a percent of net sales) declined from 12.2% in the third quarter of 2007 to 9.8% in the third quarter of 2008.  The decline in operating income and operating margin reflected lower gross margins as described above in the Executive Overview and the Gross margin section.  Operating income of $217.2 million for the nine months ended September 30, 2008, remained flat compared to $218.1 million for same period during the prior year.

Other non-operating income, net of $0.6 million for the three months ended September 30, 2008, compared to $51.0 million for the same period in 2007.  Results in the third quarter of 2007 included a gain of $48.5 million related to the sale of Icopal and equity income from Icopal of $2.8 million, offset by $1.2 million of fees related to the Company’s securitization program.  Other non-operating income, net of $1.4 million for the nine months ended September 30, 2008, compared to $55.3 million for the same period in 2007.

Interest expense, net was $6.1 million for the quarter ended September 30, 2008, compared to $6.3 million for the three months ended September 30, 2007.  Interest expense, net for the nine months ended September 30, 2008, was $15.3 million compared to $8.2 million in the prior year period.  The 2007 period included a $6.6 million recovery of previously reserved interest receivable from Icopal.

Income from continuing operations, net of tax was $50.6 million, or $0.83 per diluted share, for the three months ended September 30, 2008, compared to $84.3 million, or $1.34 per diluted share, for the three months ended September 30, 2007.  Third quarter 2007 income from continuing operations included an after-tax gain of $29.4 million, or $0.47 per diluted share, on the sale of Icopal.  Income from continuing operations, net of tax was $135.7 million, or $2.21 per diluted share, for the nine months ended September 30, 2008, compared to $172.2 million, or $2.74 per diluted share, for the nine months ended September 30, 2007.

Consolidated Results of Discontinued Operations

Loss from discontinued operations, net of tax, for the three months ended September 30, 2008, was $0.2 million, or $0.01 per diluted share, which compared to $1.8 million, or $0.03 per diluted share for the same period in 2007.  Loss from discontinued operations, net of tax, for the nine months ended September 30, 2008, was $93.6 million, or $1.52 per diluted share, which compared to income from discontinued operations, net of tax, of $0.5 million, or $0.01 per diluted share for the same period in 2007.  Results for the first nine months of 2008 reflect $89.5 million of after-tax impairment charges related to the planned divestiture of the power transmission belt business and the on-highway brake business and the expense reserve covering certain workers’ compensation claims that remain Carlisle’s liability following the sale of several businesses over the past few years.  Results for the 2007 period include additional proceeds related to purchase price adjustments from the sales of the systems and equipment businesses that occurred in the fourth quarter of 2006.

Consolidated Results

Net income of $50.4 million, or $0.82 per diluted share, for the quarter ended September 30, 2008, compared to $82.5 million, or $1.31 per diluted share, for the quarter ended September 30, 2007.  Third quarter 2007 net income included an after-tax gain of $29.4 million, or $0.47 per diluted share, on the sale of Icopal.  Net income of $42.1 million, or $0.69 per diluted share, for the nine months ended September 30, 2008, compared to net income of $172.7 million, or $2.75 per diluted share, for the nine months ended September 30, 2007.

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

On May 1, 2007, the Company acquired 100% of the equity of Insulfoam from Premier Industries, Inc., headquartered in Tacoma, WA, for $168.6 million including a working capital payment of $1.3 million made in February 2008.  Insulfoam is a leading manufacturer of block molded expanded polystyrene products used primarily as insulation in building and other construction applications.  Insulfoam is under the management direction of the construction materials business that is included in the Construction Materials segment.

Restructuring

On October 21, 2008, the Company announced its plan to consolidate certain manufacturing and distribution facilities in three segments.  The estimated pre-tax cost is expected to total approximately $14.5 million, with $8.5 million to be incurred in the Construction Materials segment, $3.5 million in the Transportation Products segment, and $2.5 million in the Applied Technologies segment.   The closures are expected to be completed by March 31, 2009.

Financial Reporting Segments

The following table summarizes segment net sales and operating income (or “earnings”).   The amounts for each segment should be referred to in conjunction with the comments in the applicable sections following the table below:

	Three Months Ended		Increase		Nine Months Ended		Increase
In millions,	September 30,		(Decrease)		September 30,		(Decrease)
except percentages	2008	2007 *	Amount	Percent	2008	2007 *	Amount	Percent
Net Sales
Construction Materials	$448.1	$417.0	$31.1	7.5%	$1,171.8	$1,026.4	$145.4	14.2%
Transportation Products	205.2	193.3	11.9	6.2%	691.0	668.5	22.5	3.4%
Applied Technologies	131.2	77.1	54.1	70.2%	350.7	226.9	123.8	54.6%
Specialty Products	48.0	43.0	5.0	11.6%	134.4	123.0	11.4	9.3%
	$832.5	$730.4	$102.1	14.0%	$2,347.9	$2,044.8	$303.1	14.8%

Operating Income
Construction Materials	$60.8	$63.8	$(3.0)	(4.7)%	$129.8	$139.8	$(10.0)	(7.2)%
Transportation Products	8.7	15.5	(6.8)	(43.9)%	53.7	64.9	(11.2)	(17.3)%
Applied Technologies	12.7	10.7	2.0	18.7%	36.0	28.0	8.0	28.6%
Specialty Products	8.2	7.4	0.8	10.8%	21.7	14.7	7.0	47.6%
Corporate	(8.6)	(8.2)	(0.4)	(4.9)%	(24.0)	(29.3)	5.3	18.1%
	$81.8	$89.2	$(7.4)	(8.3)%	$217.2	$218.1	$(0.9)	(0.4)%

* 2007 amounts have been restated for the change in Segment Reporting and discontinued operations. Prior year presentation included Earnings before interest and income taxes (“EBIT”). Operating income data presented is consistent with the 2008 presentation. For the nine months ended September 30, 2007, $2.0 million and $4.7 million of charges have been reclassified from non-operating income to operating income for the Transportation Products and Specialty Products segments, respectively.

Construction Materials

Net sales in the Construction Materials segment were $448.1 million for the quarter ended September 30, 2008, an increase of 7.5% from $417.0 million reported in the same period of 2007.  The net sales increase was driven by higher membrane sales volumes in thermoplastic polyolefin (TPO) roofing systems, and sales price increases.  Net sales were $1,171.8 million for the nine months ended September 30, 2008, an increase of 14.2% from $1,026.4 million reported in the same period of 2007.

Operating income of $60.8 million in the third quarter of 2008 represented a $3.0 million decrease compared to the third quarter of 2007.  Operating margin was 13.6% in the third quarter of 2008 as compared to 15.3% for the same period in 2007.  The decline primarily reflected increased raw material costs, unfavorable product mix, and continued competitive pricing.  Price increases, cost reduction, and expense containment helped to mitigate some of the raw material cost increases.  Operating income of $129.8 million in the first nine months of 2008 represented a $10.0 million decrease compared with the first nine months of 2007.  The relatively high selling and administrative costs associated with Insulfoam contributed to the decline in both operating income and operating margin.

Net sales and operating income are generally higher for this segment in the second and third quarters of the year due to increased commercial construction activity during these periods.  Due to current global economic weakness, it is unlikely that future price increases in this segment will be fully realized.  With raw material costs stabilizing late in the third quarter of 2008, the primary concern at this time is the potential credit system impact on the demand in the construction markets.  Also, increased capacity in the market and competitive pricing may place further negative pressure on operating income in future periods.

Transportation Products

Net sales in the third quarter of 2008 of $205.2 million for the Transportation Products segment increased $11.9 million, or 6.2%, compared to the prior year.  The net sales increase in the tire and wheel business occurred in the commercial outdoor power equipment (“OPE”), ATV, and the agricultural and construction equipment tire and wheel markets.  Softness occurred in the consumer OPE, high-speed trailer tire and wheel, and styled wheel markets.  Sales growth in specialized and pneumatic trailers more than offset the reduced demand for construction trailers.  Net sales for the first nine months of 2008 of $691.0 million for the Transportation Products segment were $22.5 million higher than the prior year.

Operating income of $8.7 million for the three months ended September 30, 2008, decreased $6.8 million compared to the prior year.  Operating margin fell to 4.2% in the third quarter of 2008, down from 8.0% in the prior-year quarter.  The decrease in operating income and operating margins was primarily the result of lower operating income in the tire and wheel business due to higher raw material costs and the decline in the demand for consumer OPE. Steel costs increased about 75%, natural and synthetic rubber costs were up approximately 86%, the cost of carbon black was up 30%, and natural rubber was about 45% higher compared to the prior year quarter.  An inventory write-down of $1.7 million and $2.2 million of higher selling and administrative expenses further reduced margins.  Price increases, organizational improvements, facility consolidations and cost reductions continue to be implemented across the tire and wheel business to offset these negative costs.  Operating income and operating margins for the specialty trailer business increased compared to 2007; however, margins were negatively affected in this business as a result of higher raw material costs.  Operating income of $53.7 million for the nine months ended September 30, 2008, decreased 17.3% compared to the prior year.  The 2007 period included asset charges related to closed facilities of $2.0 million.

Current economic conditions may affect customer spending and negatively impact demand in the tire and wheel business.  In addition, the current lack of credit availability could adversely affect demand in the Company’s specialty trailer business.

Applied Technologies

Net sales of $131.2 million in the third quarter of 2008 improved $54.1 million, or 70.2%, compared to the third quarter of 2007.  The acquisition of Carlyle in late April 2008 and Dinex in January 2008 accounted for $53.7 million of the increase.  Strong demand for janitorial/sanitation products offset weakness in restaurant market sales in the foodservice products business that continues to experience a decline in consumer spending for casual dining.  Increased demand for aerospace and RF/microwave products in the interconnect technologies business also contributed to the year-over-year net sales growth.  Net sales of $350.7 million in the first nine months of 2008 improved $123.8 million, or 54.6%, compared to the first nine months of 2007.

Operating income increased $2.0 million, or 18.7%, in the third quarter of 2008 as compared to the prior-year quarter.  The increased sales from the Dinex and Carlyle acquisitions were the primary drivers of the increase in operating income.  Operating margins decreased to 9.7% compared to 13.9% in 2007.  Raw material and freight cost increases negatively impacted margins for the foodservice business and were partially offset by selling price increases implemented in the third quarter.  Operating margins were also negatively impacted by the Boeing strike and the Boeing 787 program delay, as well as higher selling and administrative costs associated with the acquisitions.  Operating income for this segment increased $8.0 million, or 28.6%, in the first nine months of 2008 as compared to the prior-year period.  The increase was due primarily to the Carlyle and Dinex acquisitions.

With the acquisitions of Carlyle and Dinex and the resulting opportunities in additional markets, we believe the long-term outlook for the markets served by this segment remain strong.  However, raw material cost pressures for resins and certain metals have not fully moderated.  These pressures combined with potential delays in new airplane manufacturing schedules, labor unrest at Boeing, acquisition integration costs, and the impact of the general economy on consumer spending could negatively impact future periods.

Specialty Products

Net sales of $48.0 million in the third quarter of 2008 grew 11.6% compared to the third quarter of 2007, primarily on increased sales in the off-highway brake business.  Sales increased because of strong demand in the agriculture and mining sectors for off-highway brake products.  Demand also improved for the refrigerated truck bodies business with sales growth just under 20%.  Net sales of $134.4 million in the nine months ended September 30, 2008, grew 9.3% compared to the same period during 2007.

Operating income of $8.2 million in the third quarter of 2008 represented a 10.8% increase from the third quarter of 2007.  Operating margins decreased slightly from 17.2% in the third quarter of 2007 to 17.1% in the third quarter of 2008.  The off-highway brake business reported both improved operating income and operating margin for the quarter as a result of improved sales performance compared to the prior year.  Operating income in the third quarter of 2008 in the refrigerated truck bodies business was about the same as operating income in the third quarter of 2007.  Operating income of $21.7 million in the nine months ended September 30, 2008, represented a 47.6% increase compared to the same period in the prior year.  The 2007 period included a $4.7 million charge related to management and facilities transition of a braking business in the United Kingdom

The off-highway brake and refrigerated truck bodies businesses are generally not subject to seasonal demand.  While the key markets for the off-highway brake products continue to look resilient, the risk of rising raw material and freight costs remains a concern.  The off-highway brake business has not experienced any significant raw material supply issues or significant unrecovered raw material cost increases in 2008; however, limited availability and price volatility of raw materials could negatively impact future operating income.  Volatility in commodities prices could impact demand in the mining sector.  Lack of credit availability could impact demand in all markets served by the Specialty Products segment.  A decline in demand and rising raw material costs in the refrigerated truck bodies business could also negatively impact sales and operating income performance in future periods.

Corporate

Corporate expenses increased by $0.4 million in the third quarter of 2008 due primarily to costs associated with the development of the Company’s Asia Pacific sales operations as well as increased travel costs, and corporate expenses decreased $5.3 million in the first nine months of 2008, as compared to the same periods in the prior year.  Included in the results for the three and nine month periods of 2007 were $1.2 million and $5.5 million, respectively, in expenses related to the change in executive management.  The nine month period of 2007 also included $1.1 million of expenses related to a terminated acquisition initiative.

Balance Sheet

Cash increased by $13.3 million from $88.4 million at December 31, 2007, to $101.7 million at September 30, 2008.  Refer to the Liquidity and Capital Resources section below for more information.

Trade Receivables of $461.4 million at September 30, 2008, represented a $128.4 million increase compared to receivables of $333.0 million at December 31, 2007.  The increase primarily resulted from higher receivables in the Construction Materials and Transportation Products segments on higher sales, and from the Applied Technologies segment reflecting the acquisitions of Carlyle and Dinex.

Inventories increased $40.9 million from $422.0 million at December 31, 2007, to $462.9 million at September 30, 2008.  The increase primarily relates to the Carlyle and Dinex acquisitions in the Applied Technologies segment and increased inventory in the Transportation Products segment, due to higher raw material costs.

Property, plant and equipment, net of $485.7 million at September 30, 2008, increased $21.8 million compared to $463.9 million at December 31, 2007.  The increase primarily reflects assets acquired of $2.7 million for Carlyle and $9.6 million for Dinex.  Both are reported in the Applied Technologies segment.  In addition, capital spending related to expansions in the Construction Materials and Transportation Products segments contributed to the increase.

Goodwill, net increased $72.5 million from $365.4 million at December 31, 2007, to $437.9 million at September 30, 2008, reflecting goodwill of approximately $124 million and $29 million acquired from the acquisitions of Carlyle and Dinex, respectively.  This was partially offset by the after-tax non-cash impairment charge of $82.5 million recorded in the first quarter of 2008 related to the power transmission belt business and on-highway braking business reported in discontinued operations.

Patents and other intangible assets, net of $155.0 million at September 30, 2008, increased $122.4 million from $32.6 million at December 31, 2007, as a result of intangible assets acquired of approximately $81 million in the Carlyle acquisition and $49 million in the Dinex acquisition.

Short-term debt, including current maturities, increased $92.4 million from $58.6 million at December 31, 2007, to $151.0 million at September 30, 2008.  The increase includes $100.0 million of additional borrowings under the Company’s revolving credit facility.

Accounts payable increased by $68.0 million, from $132.5 million at December 31, 2007, to $200.5 million at September 30, 2008, reflecting increases in all segments from increased production and sales activity.  In addition, the Applied Technologies segment includes liabilities assumed in the Carlyle and Dinex acquisitions.

Accrued expenses of $157.3 million at September 30, 2008, were $6.5 million higher than accrued expenses at December 31, 2007, of $150.8 million, primarily related to increased accrued liabilities assumed from the Carlyle and Dinex acquisitions.

Long-term debt increased by $160.4 million, from $262.8 million at December 31, 2007, to $423.2 million at September 30, 2008. This increase reflects increased borrowings under the Company’s revolving credit facility to fund the Carlyle and Dinex acquisitions and capital expenditures.

Deferred revenue of $102.6 million at September 30, 2008, increased by $8.9 million from $93.7 million at December 31, 2007.  The increase relates to higher warranty-eligible sales.

Liquidity and Capital Resources

Sources and Uses of Cash

	Nine Months Ended September 30,
In millions	2008	2007
Net cash provided by operating activities	$142.1	$134.6
Net cash used in investing activities	(346.0)	(228.7)
Net cash provided by (used in) financing activities	219.5	(24.5)
Effect of exchange rate changes on cash	(2.3)	(0.5)
Change in cash and cash equivalents	$13.3	$(119.1)

Net cash provided by operating activities was $142.1 million for the nine months ended September 30, 2008, compared to net cash provided by operating activities of $134.6 million for the nine months ended September 30, 2007.  Cash used for working capital and other long-term assets and liabilities of $54.8 million in 2008 compared to $54.0 million in 2007.

Cash used in investing activities was $346.0 million for the nine months ended September 30, 2008, compared to $228.7 million for the first nine months of 2007.  Capital expenditures were $55.8 million in the first nine months of 2008 compared to capital expenditures of $60.0 million in the first nine months of 2007. Cash used for acquisitions in 2008 of $294.8 million included the acquisitions of Carlyle and Dinex.  Cash used in investing activities in 2007 included $189.7 million used to fund the acquisitions of Insulfoam and manufacturing operations in China for the Company’s tire and wheel and interconnect technologies businesses.

Cash provided by financing activities of $219.5 million for the nine months ended September 30, 2008, included borrowings under the Company’s revolving credit facility to fund the Carlyle and Dinex acquisitions.  Cash used in financing activities of $24.5 million for the nine months ended September 30, 2007, reflected the full redemption of $150.0 million of the Company’s 7.25% notes that matured in January 2007 partially offset by borrowings to fund the Insulfoam acquisition.

Debt Instruments, Guarantees and Covenants

The following table quantifies certain contractual cash obligations and commercial commitments at September 30, 2008:

		Remaining in
In millions	Total	2008	2009	2010	2011	2012	Thereafter
Short-term credit lines and long-term debt	$575.0	$411.0	$—	$—	$—	$—	$164.0
Interest on long-term debt (1)	92.8	2.6	10.3	10.3	10.4	10.4	48.8
Noncancellable operating leases	87.5	5.8	20.2	16.7	13.1	9.2	22.5
Total Commitments	$755.3	$419.4	$30.5	$27.0	$23.5	$19.6	$235.3

(1) Future expected interest payments are calculated based on the stated rate for fixed rate debt and the effective interest rate at September 30, 2008, for variable rate debt.

Short-term credit lines and long-term debt for 2008 in the above table includes $380.0 million related to borrowings under the Company’s revolving credit facility. The Company utilized the revolving credit facility to redeem certain bonds payable of $100.0 million which matured May 15, 2008. Based on the Company’s expected future cash flow needs, the Company expects $260.0 million of these borrowings to be outstanding beyond the twelve-month period immediately following September 30, 2008, as the revolving credit facility does not expire until July 2012. Therefore, $260.0 of these borrowings are included in long-term debt at September 30, 2008 with the remaining $120.0 of borrowings included in Short-term debt, including current maturities.

The above table does not include $124.6 million of other long-term liabilities.  Other long-term liabilities consist primarily of deferred income tax and other tax liabilities of $104.3 million, pension and post-retirement medical benefits of $12.0 million, and warranty and other obligations of $8.3 million.  Due to factors such as return on plan assets, disbursements, contributions, and timing of warranty claims, the period in which the majority of these commitments will become due is not estimable.

Although the Company has entered into long-term purchase agreements for certain key raw materials, there were no take-or-pay contracts exceeding one year in place at September 30, 2008.

Effective March 31, 2008, the Company exercised the expansion option under its $400.0 million revolving credit facility to increase the facility size to $500.0 million in order to provide additional borrowing availability. The Company also maintains a $55.0 million uncommitted line of credit of which $51.9 million was available at September 30, 2008. On July 16, 2008, the Company renewed its $150.0 million accounts receivable securitization facility. At September 30, 2008, $130.0 million was available under this facility.

At September 30, 2008, letters of credit amounting to $33.7 million were outstanding, primarily to provide security under insurance arrangements and certain borrowings.

The Company has financial guarantee lines in place for certain of its operations in Asia and Europe to facilitate working capital needs, customer performance and payment and warranty obligations.  At September 30, 2008, the Company had issued guarantees of $2.6 million, of which $1.4 million represents amounts recorded in current liabilities or other long-term liabilities.

During 2005, the Company sold certain assets and liabilities of its discontinued automotive components business as part of a series of sales.  Certain leases guaranteed by the Company expire in 2009 and 2011 and have total minimum lease payments of $1.3 million at September 30, 2008. The Company believes that the current lessee will fulfill all obligations required by those lease agreements.

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

In the second quarter of 2007, as part of its commitment to concentrate on its core businesses, the Company announced plans to exit the custom thermoset products molding operation (“thermoset molding operation”) of the Specialty Products segment.  The disposition of the thermoset molding operation has been completed, with the remaining property actively listed for sale.

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

Total assets held for sale were as follows:

	September 30,	December 31,
In millions	2008	2007
Assets held for sale:
Power transmission belt business	$103.3	$116.0
On-highway brake business	35.8	72.3
Thermoset molding operation	1.6	5.7
Total assets held for sale	$140.7	$194.0

The decrease in assets held for sale at September 30, 2008 as compared to December 31, 2007, relates to the impairment charge recognized in the first quarter ending March 31, 2008, as described below.

The major classes of assets and liabilities held for sale included in the Company’s Consolidated Balance Sheets are as follows:

	September 30,	December 31,
In millions	2008	2007
Assets held for sale:
Receivables	$32.8	$36.4
Inventories	57.2	71.8
Prepaid expenses and other current assets	3.4	2.7
Total current assets held for sale	93.4	110.9

Property, plant and equipment, net	46.3	76.3
Patents and other intangible assets, net	—	6.1
Other long term assets	1.0	0.7
Total non-current assets held for sale	47.3	83.1
Total assets held for sale	$140.7	$194.0

Liabilities associated with assets held for sale:
Accounts payable	$13.8	$10.6
Accrued expenses	22.1	20.0
Total liabilities associated with assets held for sale	$35.9	$30.6

Net sales and income (loss) before income taxes from discontinued operations were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2008	2007 *	2008	2007 *
Net sales:
Power transmission belt business	$33.8	$32.6	$111.0	$105.2
On-highway brake business	15.6	15.1	50.0	50.9
Thermoset molding operation	0.7	2.9	5.4	8.8
Systems and equipment	—	0.2	—	0.9
Giftware business	—	0.2	—	0.9
Net sales for discontinued operations	$50.1	$51.0	$166.4	$166.7

Income (loss) from operations of discontinued operations:
Power transmission belt business	$3.9	$1.4	$(59.9)	$5.6
On-highway brake business	(1.5)	(5.5)	(63.1)	(9.8)
Thermoset molding operation	(1.5)	0.2	(1.6)	(1.6)
Automotive components	(0.2)	—	(2.3)	(1.7)
Systems and equipment	0.2	(0.2)	—	4.6
Giftware business	—	0.1	—	0.1
Income (loss) before income taxes from discontinued operations	$0.9	$(4.0)	$(126.9)	$(2.8)

*  2007 amounts have been restated to reflect the power transmission belt and on-highway brake businesses as discontinued operations.

Results for the nine months ended September 30, 2008, primarily reflected $124.2 million in pre-tax impairment charges in connection with the power transmission belt and on-highway brake businesses which were recognized under SFAS 142 and SFAS 144.  At March 31, 2008, inventory with a carrying amount of $62.9 million was written down to its fair value of $51.9 million, resulting in an impairment charge of $11.0 million.  Long-lived assets held and used with a carrying amount of $72.2 million were written down to their fair value of $47.5 million, resulting in an impairment charge of $24.7 million.  Goodwill with a carrying amount of $82.5 million was written down to its fair value of $0, resulting in an impairment charge of $82.5 million.  Patents and other intangible assets with a carrying amount of approximately $6.0 million were written down to their fair value of $0, resulting in an impairment charge of $6.0 million.  The following table summarizes the impairment charge recognized in the first quarter of 2008:

Pre-tax
Impairment
(In millions)	Charges

Inventory	$(11.0)
Property, plant and equipment, net	(24.7)
Goodwill	(82.5)
Patents and other intangible assets, net	(6.0)
$(124.2)

Results for the three and nine months ended September 30, 2008, also include the accrual of certain workers’ compensation claims that remain Carlisle’s liability following the disposition of several businesses over the past few years.  Results for the nine months ended September 30, 2007, included additional proceeds related to purchase price adjustments from the sales of the systems and equipment businesses which occurred in the fourth quarter of 2006.

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

In January 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”) for financial assets and liabilities.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 applies only for fair value measurements that are already required or permitted by other accounting standards (except for measurements of share-based payments) and is intended to increase the consistency of those measurements.  Accordingly, SFAS 157 does not require any new fair value measurements.  Adoption of this standard had no material effect on the Company’s statement of earnings or financial position.  FASB Staff Position (FSP) No. FAS 157-2 deferred the effective date of SFAS 157 by one year for certain types of non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, thus the Company will adopt the provisions of this standard as it relates to the fair value measurement of non-financial assets and liabilities effective January 1, 2009.  The adoption is not expected to have a material effect on the Company’s Consolidated Financial Statements.

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

International operations are exposed to translation risk when the local currency financial statements are translated into U.S. Dollars. Carlisle monitors this risk, but at September 30, 2008, had no translation risk hedges in place.

The Company is also exposed to risks in the movements of foreign currency exchange rates for transactions denominated in foreign currencies. Revenues for sales of products manufactured in China for the North American market are generated predominantly in U.S. Dollars. Many of the obligations incurred by these operations are settled in Chinese Renminbi or Hong Kong Dollars. Should the U.S. Dollar weaken significantly against the Renminbi or Hong Kong Dollar, the Company’s results of operations could be adversely affected. The Company continues to monitor developments in China that may affect its strategy and will hedge its currency risk exposure when deemed effective and prudent. While the Company is exposed to the exchange rates of other currencies including the Canadian Dollar, British Pound, Mexican Peso and European Euro, their risk is considered minimal. Less than 6% of the Company’s revenues from continuing operations for the quarter ended September 30, 2008, are in currencies other than the U.S. Dollar.

From time to time the Company may manage its interest rate exposure through the use of treasury locks and interest rate swaps to reduce the volatility of cash flows, the impact on earnings, and to lower its cost of capital.  On November 14, 2006, the Company entered into treasury lock contracts with a notional amount of $100.0 million to hedge the cash flow variability on forecasted debt interest payments associated with changes in interest rates. These contracts were designated as cash flow hedges and were deemed effective at the origination date.  On September 30, 2008, the Company terminated the treasury lock contracts resulting in a loss of $7.7 million ($4.8 million, net of tax). The Company expects to issue the forecasted debt by March 31, 2009.  As the first forecasted interest payment did not occur within the original forecasted time period, the Company recognized a loss of $0.4 million in Interest expense, net, during the third quarter of 2008.  This represents the portion of the loss equivalent to the present value of cash flows from the treasury lock intended to offset the changes in the first forecasted interest payment.  At September 30, 2008, the remaining loss of $7.3 million ($4.5 million, net of tax) is reflected in Accumulated other comprehensive income on the Company’s Consolidated Balance Sheet and will be amortized to increase interest expense when the remaining forecasted debt interest payments affect earnings.

On June 15, 2005, the Company entered into treasury lock contracts with a notional amount of $150.0 million to hedge the cash flow variability on forecasted debt interest payments associated with changes in interest rates.  These contracts were designated as cash flow hedges and were deemed effective at the origination date.  On August 15, 2006, the Company terminated the treasury lock contracts resulting in a gain of $5.6 million ($3.5 million, net of tax), which will be amortized to reduce interest expense until August 2016, the term of the interest payments related to the $150.0 million in notes issued on August 18, 2006.  At September 30, 2008, the Company had a remaining unamortized gain of $4.4 million ($2.8 million, net of tax) which is reflected in Accumulated other comprehensive income on the Company’s Consolidated Balance Sheet.

There were no interest rate swaps in place at September 30, 2008.

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

During the first nine months of 2008, the Company implemented several price increases across many of its product lines to offset raw material cost increases.  Additional price increases have been announced for the balance of the year.  While the Company has not experienced significant declines in sales volumes related to these price increases, future customer demand could be impacted resulting in reduced sales and production volumes.

The Company’s operations use certain commodities such as plastics, carbon black, synthetic and natural rubber and steel.  As such, the Company’s cost of operations is subject to fluctuations as the markets for these commodities change.  The Company monitors these risks, but currently has no derivative contracts in place to hedge these risks.

Item 4. Controls and Procedures

(a) Under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation and as of September 30, 2008, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective.

(b) There were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.	Risk Factors

In addition to the other information set forth in this report on Form 10-Q, factors discussed in Part I, Item IA. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2007 should be considered, as well as the factors noted below, which could materially affect our business, financial condition or future results.

The current global economic weakness coupled with a lack of credit availability from the credit markets could adversely impact our customers and their ability to pay their accounts receivable to us.  The current market conditions could also adversely impact our suppliers and their ability to supply our materials requirements.

We regularly review our customers and suppliers financial viability to determine where we are at risk if they were unable to secure the financing necessary to continue as a going concern.

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

Carlisle Companies Incorporated

November 6, 2008
	By:	/s/ Steven J. Ford
Name: Steven J. Ford
Title: Vice President and Chief Financial Officer