Form 10-K
period 2008-12-31
CARLISLE COMPANIES INC
filed 2009-02-27
CIK 790051

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number 1-9278

CARLISLE COMPANIES INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	31-1168055 (I.R.S. Employer Identification No.)
13925 Ballantyne Corporate Place, Suite 400, Charlotte, North Carolina 28277 (Address of principal executive office, including zip code)	(704) 501-1100 (Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $1 par value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of February 25, 2009, 60,990,654 shares of common stock of the registrant were outstanding; the aggregate market value of the shares of common stock of the registrant held by non-affiliates was approximately $1,738,769,327 based upon the closing price of the common stock on the New York Stock Exchange on June 30, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 20, 2009 are incorporated by reference in Part III.

 Part I

Item 1.    Business

Overview

        Carlisle Companies Incorporated ("Carlisle" or the "Company") was incorporated in 1986 in Delaware as a holding company for Carlisle Corporation, whose operations began in 1917, and its wholly-owned subsidiaries. Carlisle is a diversified manufacturing company consisting of nine operating companies which manufacture and distribute a broad range of products. Seven of these companies are included in continuing operations, and two of these companies are included in discontinued operations. Additional information is contained in Items 7 and 8.

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

Management Philosophy/Business Strategy

        The Company practices a decentralized management style. The presidents of the various operating companies are given considerable autonomy and have a significant level of independent responsibility for their businesses and their performance. The Company believes that a decentralized structure encourages entrepreneurial action, and enhances responsive decision making thereby enabling each operation to better serve its customers and react quickly to its customer needs.

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

Acquisitions and Divestitures

        The Company has a long-standing acquisition strategy. Traditionally, the Company has focused on acquiring new businesses that can be added to existing operations ("bolt-ons"). In addition, the Company considers acquiring new businesses which can operate independently from other Carlisle companies. Factors considered by the Company in making an acquisition include consolidation opportunities, technology, customer dispersion, operating capabilities and growth potential. For more details regarding acquisitions completed over the past three years, see Note 9 to the Consolidated Financial Statements in Item 8.

        For more details regarding the consolidation and divestiture of the Company's businesses during the past three years, see Note 17 to the Consolidated Financial Statements in Item 8 and "Discontinued Operations", also in Item 1 below.

        Information on the Company's revenues, earnings and identifiable assets for continuing operations by industry segment for the last three fiscal years is as follows (amounts in millions):

Financial Information About Industry Segments

	2008	2007(4)	2006(4)
Sales to Unaffiliated Customers(1)
Construction Materials	$1,472.3	$1,365.4	$1,111.2
Transportation Products	861.0	853.8	807.9
Applied Technologies	464.1	300.2	269.7
Specialty Products	174.0	156.8	164.7

Total	$2,971.4	$2,676.2	$2,353.5

Operating Income(4)
Construction Materials	$151.1	$181.6	$166.1
Transportation Products	50.6	79.5	80.0
Applied Technologies	46.7	37.8	25.7
Specialty Products	29.0	18.0	24.5
Corporate(2)	(32.5)	(35.6)	(26.0)

Total	$244.9	$281.3	$270.3

Identifiable Assets
Construction Materials	$667.8	$693.4	$596.0
Transportation Products	509.8	531.4	483.2
Applied Technologies	564.6	242.8	229.3
Specialty Products	114.1	199.1	199.4
Corporate(3)	81.6	128.1	195.9

Total	$1,937.9	$1,794.8	$1,703.8

(1)
Intersegment sales or transfers are not material

(2)
Includes general corporate expenses

(3)
Consists primarily of cash and cash equivalents, facilities, and other invested assets

(4)
2007 and 2006 figures have been revised to reflect the change from reporting earnings before interest and income taxes to reporting operating income, the change in segments and to exclude discontinued operations

        A reconciliation of assets reported above to total assets as presented on the Company's Consolidated Balance Sheets in Item 8 is as follows:

	2008	2007
Total Identifiable Assets by segment per table above	$1,937.9	$1,794.8
Assets held for sale of discontinued operations*	138.0	194.0

Total assets per Consolidated Balance Sheets in Item 8	$2,075.9	$1,988.8

*
See Note 17 to the Consolidated Financial Statements in Item 8.

Description of Businesses by Reportable Segment

Construction Materials

        The Construction Materials segment includes the construction materials business, which manufactures and sells rubber (EPDM) and thermoplastic polyolefin (TPO) roofing systems. In addition, the construction materials business markets and sells polyvinyl chloride (PVC) membrane and accessories purchased from third party suppliers. The Company also manufactures and distributes energy-efficient rigid foam insulation panels for substantially all roofing applications. Roofing materials and insulation are sold together in warranted systems or separately in non-warranted systems to the new construction, re-roofing and maintenance, general construction and industrial markets. Through its coatings and waterproofing operation, this business manufactures and sells liquid and spray-applied waterproofing membranes, vapor and air barriers, and HVAC duct sealants and hardware for the commercial and residential construction markets. The majority of the construction materials products are sold through a network of authorized sales representatives and distributors.

        The construction materials business operates manufacturing facilities located throughout the United States, its primary market. Insulation facilities are located in Kingston, NY, Franklin Park, IL, Lake City, FL, Terrell, TX, Tooele, UT and Smithfield, PA. EPDM manufacturing operations are located in Carlisle, PA and Greenville, IL. TPO facilities are located in Senatobia, MS and Tooele, UT. Block molded expanded polystyrene ("EPS") operations included thirteen production and fabrication facilities across the U.S., but ceased manufacturing operations at the plants located in Anderson, SC and Marlin, TX. Both plants manufactured residential products for the construction industry.

        Raw materials include EPDM polymer, TPO polymer, carbon black, processing oils, solvents, asphalt, methylene diphenyl diisocyanate (MDI), Polyol, polyester fabric, black facer paper, oriented strand board (OSB), clay and various packaging materials. Critical raw materials generally have at least two vendor sources to better assure adequate supply. For raw materials that are single sourced, the vendor typically has multiple processing facilities. In general, this business believes that sufficient quantities of raw materials can be obtained through normal sources to avoid interruption of production in 2009.

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

        The construction materials business serves a large and diverse customer base; however, in 2008 one customer represented 18% of this segment's revenues, but did not represent 10% of consolidated revenues. The loss of this customer could have a material adverse effect on segment revenues.

        This business competes in the construction materials market, a market with numerous competitors that produce roofing, insulation and waterproofing products for commercial and residential applications. The level of competition within the market varies by product line. As one of two leading manufacturers in the niche single-ply industry, the construction materials business competes through pricing, innovative products, long-term warranties and customer service. This business offers extended warranty programs on its installed roofing systems, ranging from five (5) years to thirty (30) years and, subject to certain exclusions, covering leaks in the roofing system attributable to a problem with the particular product or the installation of the product. In order to qualify for the warranty, the building owner must have the roofing system installed by an authorized roofing applicator—an independent roofing contractor trained by the Company to install its roofing systems.

Transportation Products

        The Transportation Products segment is comprised of the tire and wheel business and the specialty trailer business. The tire and wheel business is a manufacturer and distributor with facilities positioned in many locations throughout North America and China. The principal products manufactured are bias-ply, steel-belted radial trailer tires, non-automotive rubber tires, and stamped or roll-formed steel wheels. These products are sold by direct sales personnel to original equipment manufacturers ("OEMs"), mass merchandisers and various tire and wheel distributors located primarily in the U.S. and Canada. Primary markets served by the tire and wheel business include lawn and garden—outdoor power equipment mass merchant, lawn and garden—outdoor power equipment dealer, trailer, all-terrain vehicle, golf car, agriculture, construction and related aftermarkets. The tire and wheel business also manufactures and sells styled wheels to the automotive aftermarket. Individual product managers are assigned to each of these various markets and are responsible for strategy development, product concept and development as well as product life cycle management.

        The specialty trailer business manufactures and sells trailers to a variety of markets. Sales are categorized as follows: (i) construction—includes open-deck trailers used by contractors for hauling equipment to and from sites or by rental companies for equipment delivery, (ii) material hauling—includes various dump trailer lines, such as steel bottom-dumps, side-dumps, end-dumps and live-bottoms as well as aluminum end dump and pneumatic bulk tank trailers, (iii) specialized—includes large-capacity multi-unit trailers and specially designed trailers for specific hauling purposes, and (iv) commercial—includes trailers sold for over-the-road hauling and general freight. Sales are made primarily in the United States, with less than 10% of sales to Canada and Mexico. The majority of sales in this business are to dealers with the balance sold directly to end-users such as rental companies, national accounts, heavy-haulers, waste haulers and OEM manufacturers. The specialty trailer business operates manufacturing facilities in the U.S., which is its primary market.

        The tire and wheel business' primary raw materials include steel used to manufacture wheels, as well as rubber and other oil-based commodities required for tire production. Raw material prices hit unprecedented highs during 2008, with some relief being seen late in the fourth quarter. Raw materials are sourced worldwide to better assure adequate supply. The specialty trailer business' raw materials include high-tensile steel, aluminum, lumber, tires, axles, suspensions and hydraulic and electrical components. Critical raw materials generally have at least two vendor sources to better assure adequate supply. Both businesses believe that despite pricing issues, sufficient quantities of their respective raw materials can be obtained through normal sources to avoid interruption of production in 2009.

        Sales and earnings for the tire and wheel business tend to be somewhat higher in the first six (6) months of the year due to peak sales in the lawn and garden, original equipment, agriculture and replacement markets. The operations of the specialty trailer business are generally not seasonal in nature.

        The working capital practices of both businesses include:

  (i)
  Standard accounts receivable payment terms of 10 days to 90 days.

  (ii)
  Standard accounts payable payment terms of 10 days to 60 days.

  (iii)
  Inventories are maintained in sufficient quantities to meet forecasted demand. For the tire and wheel business, inventories are generally higher in the fourth and first quarters to meet seasonal demand. Inventories tend to build late in the year in advance of the busy season and then steadily fall throughout the first half of the subsequent year.

        Both the tire and wheel and specialty trailer business have several significant customers, however, no individual customer accounted for more than 10% of segment sales in 2008.

        The tire and wheel business competes globally against regional and international manufacturers. The business participates in a variety of market segments including lawn and garden, agriculture, construction, high-speed trailers, all-terrain vehicles and aftermarket styled wheels. Few competitors participate in all served markets. A majority participate in only a few of the business' served markets on a regional or global basis. Markets served are competitive and the major competitive factors include product performance, quality, product availability and price. The relative importance of these competitive factors varies by market segment and channel.

        The specialty trailer business' products compete primarily based on quality and options as well as price. The commercial and material hauling products compete primarily on price. Conversely, the large-capacity multi-unit trailers manufactured for specialized purposes tend to compete primarily on quality and options.

Applied Technologies

        The Applied Technologies segment includes the Company's foodservice business and the interconnect technologies business.

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

        On January 25, 2008, the Company acquired 100% of the equity of Dinex International, Inc. ("Dinex"), a leading supplier of foodservice products to the healthcare and other institutional industries, for approximately $96 million. Refer to Note 9 in the Notes to the Consolidated Financial Statements in Item 8. This acquisition complements the Company's core foodservice product categories and supports its growth initiatives in the healthcare and other institutional foodservice markets. The purchase of Dinex is expected to allow the foodservice business to leverage its product and manufacturing capabilities into Dinex's established sectors.

        The interconnect technologies business designs and manufactures high-performance wire, cable, connectors and cable assemblies, including RF/microwave connectors and cable assemblies, primarily for the aerospace, defense electronics and test and measurement industries. This business operates manufacturing facilities in the United States and China with the United States being the primary target market for sales. Sales are made by direct sales personnel.

        On April 28, 2008, the Company acquired 100% of the equity of Carlyle Incorporated ("Carlyle"), a leading provider of high-specification aerospace and network interconnection solutions, for a purchase price of approximately $194 million. Refer to Note 9 in the Notes to the Consolidated Financial Statements in Item 8. The acquisition is expected to strengthen the interconnect technologies business' core presence in specialty wire and cable and interconnect solutions for the aerospace industry. The purchase is expected to also expand the business' global reach and add to its capabilities in other specialty interconnect segments.

        Raw materials used by the foodservice products business include polymer resins, stainless steel and aluminum. Key raw materials are sourced nationally from recognized suppliers of these materials. The Company believes that sufficient quantities of raw material can be obtained for this business through existing sources to avoid interruption of production in 2009.

        The interconnect technologies business' raw materials include copper conductors that are plated with tin, nickel or silver, polyimide tapes, PTFE tapes, PTFE fine powder resin, thermoplastic resins, stainless steel, beryllium copper rod, machined metals and plastic parts and various marking and identification materials. Key raw materials are typically sourced worldwide and have at least two vendor sources to better assure adequate supply. The Company believes that sufficient quantities of raw material can be obtained for this business through normal sources to avoid interruption of production in 2009.

        The operations of the interconnect technologies business are generally not seasonal in nature. Sales in the foodservice business are marginally stronger in the months of March through October.

        The working capital practices of both businesses within the Applied Technologies segment include:

  (i)
  Standard accounts receivable payment terms of 30 days to 60 days.

  (ii)
  Standard accounts payable payment terms of 30 days.

  (iii)
  Inventories are maintained in sufficient quantities to meet forecasted demand. The majority of the interconnect technologies business' sales are from made-to-order products, resulting in inventories purchased on demand.

        Both businesses within this segment had significant customers in 2008, however, no individual customer accounted for more than 10% of segment sales in 2008.

        The foodservice business is engaged in markets that are generally highly competitive, and competes equally on price, service and product performance. The interconnect technologies business is known for its engineering and product quality. Product performance, either mechanical or electrical in nature, is the number one competitive criterion, with pricing, delivery and service being secondary if the product does not perform to the technical specification as provided by the customer. In most product lines in the interconnect technologies business, there are only one or two companies capable of producing a competing product.

Specialty Products

        The Specialty Products segment includes the off-highway brake business and the refrigerated truck bodies business. The off-highway brake business includes braking systems and specialty friction products for mining, construction, agricultural, industrial, wind energy and other off-highway equipment, as well as brake actuation systems for on-highway towed vehicles. These products are sold to heavy-duty equipment OEMs, clutch and brake OEMs, wind energy companies, replacement part distributors and trailer distributors by direct sales personnel.

        The off-highway brake business operates manufacturing facilities in the United States and the United Kingdom (Pontypool, Wales), as well as a light assembly warehouse operation in Zevenaar, The Netherlands. Products are sold or distributed into many geographic markets, including Europe, Africa, South America, Asia, and North America.

        The refrigerated truck bodies business manufactures and sells insulated refrigerated truck bodies to a variety of markets including food, dairy, beverage and home delivery. This business' main distribution channels are through a factory direct sales staff. The refrigerated truck bodies business operates a single manufacturing facility in Rice Lake, WI and sells primarily into the U.S. market.

        The raw materials used for the off-highway brake business are diverse. These brake manufacturing operations require the use of various metal products such as castings, pistons, springs and bearings. With respect to its friction products, the raw materials used are fiberglass, phenolic resin, metallic chips and various other organic materials. This business believes that adequate quantities of all of its raw materials can be obtained in 2009.

        The raw materials and components used by the refrigerated truck bodies business include refrigeration compressors, eutectic holdover plates, mechanical blower refrigeration systems, electric/hydraulic liftgates, fiberglass, polyester resins, polyurethane foam resins, steel, aluminum, plywood, and cast and stainless steel hardware. The availability of steel and petroleum-based materials could impact raw material costs. Overseas opportunities continue to be examined for cost savings. The Company believes that sufficient quantities of raw material can be obtained for this business through normal sources to avoid interruption of production in 2009; however, any change in lead time for delivery of customer-owned chassis could delay production.

        The sales and operating income of the off-highway brake business are not seasonal in nature. The refrigerated truck bodies business is moderately seasonal in nature, with the second and third quarters of the year being strongest in sales.

        With respect to working capital, practices include the following:

  (i)
  Standard accounts receivable payment terms of 30 days to 60 days.

  (ii)
  Standard accounts payable payment terms of 30 days to 45 days.

  (iii)
  Inventories are maintained in sufficient quantities to meet forecasted demand. Higher value, customer-specific components for the refrigerated truck bodies business are ordered at the time required.

        No customer accounted for more than 10% of segment sales in 2008, with the off-highway customer base being somewhat more diverse. The Company's relationships with its largest OEM customers impact aftermarket participation in that acceptance of product by these OEMs facilitates aftermarket sales.

        For the off-highway braking business, differentiation between competitors is based primarily on price, although much of the Pontypool-based product is patented and cannot be sold by competitors. Once selected by an OEM, off-highway products carry a switching cost to the manufacturer, should they select a competitive product. This business faces competition from both domestic and international sources, as well as from the OEM customer base, which can decide to manufacture their own braking systems. The refrigerated truck bodies business competes primarily on quality and performance with an emphasis on thermal efficiency.

Discontinued Operations

        In the second quarter of 2008, in keeping with the Company's plan to simplify its business and focus attention on its remaining businesses and operating segments, the Company announced its decision to pursue disposition of both its power transmission belt ("power transmission belt business") and on-highway brake ("on-highway brake business") businesses. The Company intends to complete the sales of these businesses in 2009. In the second quarter of 2007, as part of its commitment to concentrate on its core businesses, the Company announced plans to exit the custom thermoset products molding operation ("thermoset molding operation"). In September 2006, the Company announced plans to exit the giftware business of the foodservice products business. The disposition of the thermoset molding operation was completed in 2008, and the disposition of the giftware business was completed in 2007. The assets of these operations have met the criteria for, and have been classified as "held for sale" in accordance with SFAS 144, Accounting for the Impairment and Disposal of Long-Lived Assets ("SFAS 144"). In addition, results of operations for these businesses, and any gains or losses recognized from their sale, are reported as "discontinued operations" in accordance with SFAS 144.

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

Backlog

        Backlog of orders from continuing operations generally is not a significant factor in most of the Company's businesses, as most of the Company's products have relatively short order-to-delivery periods. Backlog of orders from continuing operations was $280.3 million at December 31, 2008 and $266.4 million at December 31, 2007; however, the majority of these orders are not firm in nature.

Government Contracts

        At December 31, 2008, the Company had no material contracts that were subject to renegotiation of profits or termination at the election of the U.S. government.

Research and Development

        Research and development activities include the development of new product lines, the modification of existing product lines to comply with regulatory changes, and the research of cost efficiencies through raw material substitution and process improvements. The Company's research and development expenses from continuing operations were $12.8 million in 2008 compared to $12.1 million in 2007 and $10.1 million in 2006.

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

Employees

        The Company had approximately 11,000 employees in its continuing operations at December 31, 2008.

International

        For foreign sales, export sales and an allocation of the assets of the Company's continuing operations, see Note 20 to the Consolidated Financial Statements in Item 8.

NYSE Affirmation

        On May 9, 2008, David A. Roberts, the Company's Chief Executive Officer, submitted to the New York Stock Exchange (the "NYSE") the Annual CEO Certification and certified therein that he was not aware of any violation by the Company of the NYSE's Corporate Governance listing standards.

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

        The demand for the Company's products may be adversely affected by deteriorating macroeconomic and business conditions.    The recession in the United States and in key foreign markets could substantially affect the Company's sales, profitability and financial condition. The sharp downturn has reduced economic activity in many of the product markets in which we operate. Many of these markets are cyclical and have experienced downturns. It cannot be predicted when, or to what extent, there might be a recovery.

        Actions taken by major governments throughout the world to restore liquidity and increase credit availability may not be fully effective in addressing the economic problems that are causing the recession and the increased concern over the general soundness of the U.S. and foreign economies.

        The reduced demand for the Company's products from prolonged economic decline would likely result in lower revenues, excess production capacity, higher cost, and margin compression on some products.

        Access to cost-effective sources of capital may be affected by current global financial system problems.    The ability of the Company, its customers and suppliers to obtain capital with reasonable terms to support business activities including developing lines of credit, refinancing existing debt, funding capital projects, and financing acquisitions is likely to be negatively affected by the global financial crisis.

        A downgrade in the Company's debt ratings could restrict the ability to access the debt capital markets and could increase interest expense on existing financing agreements. The inability to maintain or to expand credit facilities on similar terms may have a material adverse affect on the Company's financial position, results of operations and free cash flow. The Company's reliance on customers and vendors to meet their obligations could be reduced because of their potential difficulty in accessing outside financing.

        Extended difficulties by owners and developers to secure financing for new residential and commercial construction projects will likely reduce the demand for roofing products from the Company's construction materials operations. A slowdown resulting from restricted credit availability in the commercial construction industry would likely reduce the demand for both new roofing products and reroofing products.

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

        Material costs are a significant component of the Company's cost structure.    The Company utilizes petroleum based products, steel and other commodities in its manufacturing processes. Raw materials, including inbound freight, account for approximately 63% of the Company's cost of goods sold. Significant increases in the price of these materials may not be recovered through sale price and could adversely affect operating results. The Company also relies on global sources of raw materials, which could be adversely impacted by slow or unfavorable shipping or trade arrangements, and global economic conditions.

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

        Benefits from the present restructuring activities are expected to include an improvement in customer service, cost reductions, higher productivity and lower working capital.    The steps being taken to consolidate manufacturing and distribution centers could cause disruptions to customers and the potential loss of a portion of their business. Major projects are underway or planned in the tire and wheel business, the construction materials business and the foodservice business. In addition, the Company is evaluating its plant reconstruction options related to the fire at the tire and wheel plant in Bowdon, GA. See Note 2 in the Notes to the Consolidated Financial Statements in Item 8 for further information.

        If the realignment and resizing does not meet the projected operational and market requirements, the objectives of the restructuring will not be achieved, resulting in potential further restructuring actions and employee dissatisfaction.

        The products manufactured may become obsolete due to design or technology changes.    The Company's future operating success may depend upon its ability to redesign or find new applications for its current products or develop new products.

        The Company faces increased international competition.    The tire and wheel business competes against companies that leverage low cost manufacturing through facilities located outside the United States. While the Company has been price competitive, it may need to adjust its operating strategies to remain competitive against the off-shore competition.

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

        The Company has significant concentrations in the general construction and lawn and garden markets.    For the year ended December 31, 2008, approximately 50% of the Company's revenues, and 54% of its operating income (excluding Corporate expenses) were generated by the Construction Materials segment. Construction spending is affected by economic conditions, changes in interest rates, demographic and population shifts, and changes in construction spending by federal, state, and local governments. A decline in the commercial construction market, as well as certain other operations of the Company, could adversely affect the Company's performance.

        The construction materials business competes through pricing, among other factors. Increased competition in this business has and could continue to place negative pressure on operating results in future periods.

        Approximately 29% of revenues for the year ended December 31, 2008, and 18% of its operating income (excluding Corporate expenses) were generated by the Company's Transportation Products segment. The businesses in this segment rely heavily on the condition of the lawn and garden and construction equipment markets. Softening in this market could place negative pressure on the Company's results of operations.

        The commercial construction market and lawn and garden market can be affected by weather.    Adverse weather conditions, such as heavy or sustained rainfall, cold weather and snow can limit construction activity and reduce demand for roofing materials. Weather conditions can also be a positive factor, as demand for roofing materials may rise after harsh weather conditions due to the need for replacement materials. The lawn and garden market is also affected by extreme weather conditions, which could impact demand for outdoor power equipment.

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

        Changes in business conditions could cause goodwill to become impaired.    The Company has a long-standing strategy to acquire interests in other businesses. These investments are made after careful analysis and the completion of due diligence procedures. The analysis and procedures often include assumptions and judgments in the determination of the acquisition price. After acquisition, unforeseen issues could arise that adversely affect the expected returns and the unfavorable financial impact may not be recoverable through an adjustment to the acquisition price. In addition, unexpected difficulties encountered during integration could cause actual operating results to vary from initial estimates.

        The amount of goodwill is a significant portion of the Company's total assets. An evaluation of impairment of goodwill is made annually or when evidence of a potential impairment exists, in accordance with SFAS No. 142, Goodwill and Other Intangibles Assets ("SFAS 142"). The impairment evaluation is based on several factors involving assumptions and judgment regarding expected cash flows. If the assumptions and judgment indicate that goodwill impairment exists for an operating unit, the result could be a substantial asset charge that reduces the Company's operating income and could cause a default in the covenants covered by the Company's debt and credit facility agreements.

        The Company is impacted by the cost of providing pension benefits.    Pension expense associated with the Company's retirement benefit plans may fluctuate significantly depending on changes in actuarial assumptions and the future market performance of plan assets.

        The Company continues to be negatively impacted by the rising cost of providing pension and other post-retirement benefits. The underfunded status of the defined benefit pension plans will require cash payments. Additionally, if pension plan assets do not perform to the Company's expectations, or if other actuarial assumptions are modified, the required contributions may be higher than anticipated.

        Significant changes in retirement plan discount rates and in the actual investment return on pension assets could affect the Company's net income, pension benefit obligation, shareholders' equity and retirement plan contributions in future periods.

        Net income may be negatively impacted by a decrease in the rate of return on plan assets. Income or expense for the plans is calculated using actuarial valuations. Unfavorable changes in key economic indicators can change the assumptions. The most significant assumptions used are the discount rate and the expected long-term rate of return on plan assets. The key economic factors that affect the expense would also likely affect the amount of cash contributions to the pension and post-employment plans.

Item 1B—Unresolved Staff Comments

        None.

Item 2.    Properties

        The number, type, location and size of the Company's properties as of December 31, 2008 are shown on the following charts, by segment.

	Number and Nature of Facilities			Square Footage (000's)
Segment	Manufacturing(1)	Warehouse(2)	Office	Owned	Leased
Construction Materials	31	6	17	3,465	1,331
Transportation Products	17	29	6	3,384	2,481
Applied Technologies	14	9	5	720	1,356
Specialty Products	5	2	2	563	24
Discontinued Operations	8	3	1	1,574	365
Corporate	0	0	5	0	26

	Locations
Segment	North America	Europe	China
Construction Materials	53	1	0
Transportation Products	47	0	5
Applied Technologies	26	0	2
Specialty Products	7	2	0
Discontinued Operations	11	0	1
Corporate	2	1	2

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

Item 4.    Submission of Matters to a Vote of Security Holders.

        Not applicable.

 Part II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        The Company's common stock is traded on the New York Stock Exchange. At December 31, 2008, there were 1,515 shareholders of record.

        Quarterly cash dividends paid and the high and low prices of the Company's stock on the New York Stock Exchange in 2008 and 2007 were as follows:

2008	First	Second	Third	Fourth
Dividends per share	$0.145	$0.145	$0.155	$0.155
Stock Price
High	$40.47	$35.75	$37.19	$30.40
Low	$29.01	$28.66	$24.81	$16.60

2007	First	Second	Third	Fourth
Dividends per share	$0.135	$0.135	$0.145	$0.145
Stock Price
High	$47.21	$47.83	$51.54	$49.23
Low	$38.90	$40.88	$44.61	$36.42

        There were no repurchases of the Company's equity securities for the period from October 1, 2008 through December 31, 2008.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2008	—	$—	—	3,024,499
November 1 - 30, 2008	—	—	—	3,024,499
December 1 - 31, 2008	—	—	—	3,024,499

Total	—	$—	—	3,024,499

        The stock repurchase program was originally approved on November 3, 1999, and was reactivated on August 17, 2004. At the time of the authorization, the Company had the authority to purchase 741,890 split-adjusted shares of common stock. The Board of Directors authorized the repurchase of an additional 2,500,000 shares of the Company's common stock on August 1, 2007, and the repurchase of an additional 1,400,000 shares of the Company's common stock on February 12, 2008. At this time, the Company has authority to repurchase 3,024,499 shares of its common stock.

Item 6.    Selected Financial Data.

Five-Year Summary

        In millions except shares, shareholders of record and per share data

	2008	2007*	2006*	2005*	2004*
Summary of Operations
Net sales	$2,971.4	$2,676.2	$2,353.5	$1,986.6	$1,765.7
Gross margin	$570.0	$564.4	$505.5	$425.8	$366.1
Selling & administrative expenses	$306.5	$264.3	$222.6	$196.6	$183.3
Research & development	$12.8	$12.1	$10.1	$10.4	$9.6
Other operating expense, net(1)	$5.8	$6.7	$2.5	$—	$—
Operating income	$244.9	$281.3	$270.3	$218.8	$173.2
Other non-operating (income) expense, net	$(0.5)	$(54.4)	$(8.3)	$2.9	$(3.5)
Interest expense, net	$27.6	$9.2	$20.0	$16.1	$14.5
Income from continuing operations, net of tax	$149.5	$214.4	$176.2	$135.8	$111.7
Basic earnings per share	$2.47	$3.47	$2.88	$2.21	$1.80
Diluted earnings per share	$2.44	$3.42	$2.83	$2.18	$1.78
(Loss) income from discontinued operations, net of tax	$(93.7)	$1.2	$40.9	$(20.6)	$(25.1)
Basic (loss) earnings per share	$(1.55)	$0.03	$0.67	$(0.34)	$(0.40)
Diluted (loss) earnings per share	$(1.53)	$0.02	$0.66	$(0.33)	$(0.40)
Net income	$55.8	$215.6	$217.1	$115.2	$86.6
Basic earnings per share	$0.92	$3.50	$3.55	$1.87	$1.39
Diluted earnings per share	$0.91	$3.44	$3.49	$1.85	$1.38
Financial Position
Net working capital(2)	$525.6	$634.9	$536.7	$312.2	$283.2
Property, plant and equipment, net (continuing operations)	$470.7	$463.9	$380.6	$346.9	$304.2
Total assets	$2,075.9	$1,988.8	$1,907.1	$1,590.1	$1,516.2
Long-term debt(3)	$273.3	$262.8	$274.7	$283.3	$259.6
% of total capitalization(4)	20.0	19.0	22.1	27.3	26.7
Shareholders' equity	$1,094.1	$1,118.9	$967.3	$754.0	$713.4
Other Data
Average shares outstanding—basic (in thousands)	60,541	61,692	61,240	61,472	62,064
Average shares outstanding—diluted (in thousands)	61,332	62,630	62,236	62,156	62,818
Dividends paid	$36.6	$34.7	$32.0	$29.6	$28.0
Per share	$0.60	$0.56	$0.52	$0.48	$0.45
Capital expenditures	$68.0	$82.5	$95.5	$108.2	$77.6
Depreciation & amortization	$69.0	$65.9	$59.8	$56.3	$61.1
Shareholders of record	1,515	1,933	1,725	1,991	1,934

*
2007 and prior figures have been reclassified to reflect discontinued operations and to conform to 2008 presentation. See notes 1 and 17 to the Consolidated Financial Statements in Item 8. Prior year presentations included Earnings before interest and income taxes ("EBIT"). Operating income data presented is consistent with the 2008 presentation. Results may differ from prior presentations due to rounding.

(1)
For the years ended December 31, 2007 and 2006, charges of $6.7 million and $2.5 million, respectively, have been reclassified from other non-operating income, net to other operating expense, net.

(2)
Net working capital defined as total current assets less total current liabilities.

(3)
Long-term debt includes discontinued operations of $4.9 million at December 31, 2005 and $5.2 million at December 31, 2004.

(4)
% of total capitalization defined as long-term debt divided by long-term debt plus shareholders' equity.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

        Carlisle Companies Incorporated ("Carlisle", the "Company", "we" or "our") is a diversified manufacturing company focused on achieving profitable growth internally through new product development and product line extensions, and externally through acquisitions that complement our existing technologies, products and market channels. The Company has approximately 11,000 employees in their continuing operations. Carlisle manages its businesses under the following four operating groups and reporting segments:

  •
  Construction Materials:  the "construction materials" business;

  •
  Transportation Products:  the "tire and wheel" business and the "specialty trailer" business;

  •
  Applied Technologies:  the "interconnect technologies" business and the "foodservice products" business; and

  •
  Specialty Products:  the "off-highway braking" business and the "refrigerated truck bodies" business.

        While Carlisle has offshore manufacturing operations, the markets served by the Company are primarily in North America. Management focuses on maintaining a strong and flexible balance sheet, continued year-over-year improvement in sales, operating margins and earnings, globalization, and improving free cash flow from operations. Resources are allocated among the operating companies based on management's assessment of their ability to obtain leadership positions and competitive advantages in the markets they serve.

        For a more in-depth discussion of the results discussed in this "Executive Overview", please refer to the discussion on "Financial Reporting Segments" presented later in "Management's Discussion and Analysis".

        Net sales for the year ended December 31, 2008 were 11% higher than for the year ended December 31, 2007. Organic growth (defined as the increase in net sales excluding the impact of acquisitions and divestitures within the last twelve months, as well as the impact of changes in foreign exchange rates), across all segments accounted for 3% of the improvement. Acquisitions in the Applied Technologies and Construction Materials segments contributed $213.4 million, or approximately 8% of the year-over-year increase. The impact of foreign exchange rates was less than 1% of the sales growth. Income from continuing operations declined 30% in the current year as compared to 2007. Income from continuing operations for 2008 included $5.8 million of after-tax restructuring charges, or $0.09 per diluted share, for facilities consolidations and closures in the Construction Materials, Transportation Products and Applied Technologies segments. Also included in 2008 was a $4.8 million after-tax charge, or $0.08 per diluted share, for the termination of a treasury lock that was entered into in 2006 in anticipation of a 2008 bond offering. Income from continuing operations for 2007 included an after-tax gain of $29.9 million, or $0.48 per diluted share, on the sale of the Company's interest in the European roofing company ("Icopal"), on July 31, 2007. Partially offsetting this gain were net after-tax charges of $4.7 million, or $0.08 per diluted share, taken in the Specialty Products segment. For more detail on these charges, refer to the discussion on "Financial Reporting Segments." For more information regarding the change in income from continuing operations from 2007 to 2008, refer to the discussion on "Income from continuing operations".

        In 2008, the Company closed its insulation facilities in Anderson, SC and Marlin, TX in its Construction Materials segment and incurred pre-tax charges of $5.9 million in 2008 for termination benefits paid to employees and asset write-downs. In the Transportation Products segment, three distribution centers located in the Southeast U.S. were consolidated into the McDonough, GA facility, two facilities in Texas were consolidated into one facility, and two facilities in Spokane, WA were consolidated into Ontario, CA. Pre-tax lease termination costs of $0.7 million and employee termination costs of $0.1 million were incurred in the Transportation Products segment in 2008. In addition, the Applied

Technologies segment's janitorial/sanitation manufacturing facility in Georgia was closed and its operations moved primarily into an existing facility in Sparta, WI. The total pre-tax charge of $2.2 million in the Applied Technologies segment in 2008 included the write-down of assets and employee termination costs.

        On November 16, 2008, a fire occurred at the tire and wheel plant in Bowdon, GA, included in the Transportation Products segment, where the building and the majority of the machinery, equipment, records and other assets were destroyed. The Company had property insurance coverage on the plant. Discussions are underway with the insurance carrier regarding the Company's claims on the loss of the building, the loss of business personal property, and the loss related to the business interruption. In order to service customers, partial operations were initiated at a leased facility in Heflin, AL, and some production was transferred to other tire and wheel plants. Other non-operating expense, net related to the fire was $0.1 million. This included asset write-downs of $14.6 million and $2.4 million of miscellaneous fire-related expenses incurred, offset by $16.9 million of insurance receivable. See Note 2 in the Notes to the Consolidated Financial Statements in Item 8 for further information.

        Net sales for the year ended December 31, 2007 were 14% higher than for the year ended December 31, 2006. Organic growth accounted for 8% of the improvement. Acquisitions in the Construction Materials segment contributed $125.4 million, or 5% of the increase. The impact of foreign exchange rates accounted for less than 1% of the sales growth. Income from continuing operations improved 22% for the year ended December 31, 2007 as compared to 2006. Income from continuing operations for 2007 included an after-tax gain of $29.9 million, or $0.48 per diluted share, on the sale of Icopal.

  2008 Compared to 2007

        Net sales of $2.97 billion for the year ended December 31, 2008 were $295.2 million, or 11%, above 2007 net sales of $2.68 billion. Organic growth of 3% was driven by price increases across all segments. The acquisition of Dinex and Carlyle in the Applied Technologies segment in 2008 and Insulfoam in the Construction Materials segment in 2007, contributed $213.4 million, or approximately 8% of the year-over-year growth. Refer to the discussion below on "Acquisitions".

        Cost of goods sold of $2.40 billion for the twelve months ended December 31, 2008 were $289.6 million, or 14%, higher than in 2007. Of the increase, 56% related to acquisitions, with the remainder of the increase being attributable to increased raw material, freight and overhead costs.

        Gross margin (net sales less cost of goods sold expressed as a percent of net sales) of 19.2% recognized in 2008 declined as compared to gross margin of 21.1% recognized in 2007. The primary reasons for the change were margin erosion in the Construction Materials segment reflecting an increase in raw material costs, and unabsorbed overhead costs attributable to lower unit sales volumes in the Transportation Products segment.

        Selling and administrative expenses of $306.5 million for the year ended December 31, 2008 were approximately 16% above 2007 expenses of $264.3 million. The acquisitions of Carlyle and Dinex accounted for $26.2 million of the increase. The increase was also due to the write-off of an uncollectible note receivable from a customer of $4.9 million, and costs associated with other new facilities. Included in 2007 selling and administrative expenses were $6.6 million of expenses related to the change in executive management. On June 12, 2007, the Company announced the resignation of Richmond D. McKinnish as President and Chief Executive Officer and the appointment of David A. Roberts as Chairman, President and Chief Executive Officer. As a percent of net sales, selling and administrative expenses were approximately 10.3% and 9.9% for the years ended December 31, 2008 and 2007, respectively.

        Research and development expenses of $12.8 million for the twelve months ended December 31, 2008 increased 6% from $12.1 million in 2007. As a percent of net sales, research and development expenses were 0.4% and 0.5% of sales in 2008 and 2007, respectively.

        Other operating expense, net of $5.8 million for the twelve months ended December 31, 2008 compared to $6.7 million in 2007. The 2008 expense included $4.3 million of asset write-downs in the Construction Materials segment on the closure of the insulation facilities in Anderson, SC and Marlin, TX, as well as $1.5 million in asset charges for the Applied Technologies segment on the restructuring of the janitorial/sanitation facilities in Georgia and Wisconsin. The 2007 expense included a $4.7 million management transition charge related to the U.K. braking business in the Specialty Products segment and asset charges of $2.0 million related to the closure of a tire and wheel facility in the Transportation Products segment.

        Operating income for the year ended December 31, 2008 was $244.9 million, a 13% decrease compared to $281.3 million recognized in 2007. The decrease is primarily due to the previously discussed margin declines. As a percent of sales, operating income was 8.2% in 2008, down from 10.5% in 2007.

        Other non-operating income, net of $0.5 million for the twelve months ended December 31, 2008 compared to $54.4 million for the same period in 2007. Results for the 2007 period included: a gain of $47.0 million related to the sale of Icopal; $8.2 million of proceeds received from certain legal actions initiated by the Company and insurance proceeds; and equity income from Icopal of $2.0 million. Partially offsetting these gains and equity income was $3.5 million of expenses associated with the Company's trade accounts receivable securitization program.

        Interest expense, net of $27.6 million for the twelve months ended December 31, 2008 was $18.4 million higher than interest expense, net of $9.2 million in 2007. Interest expense for the 2008 period included a $7.7 million charge for the termination of a treasury lock that was entered into in 2006 in anticipation of a 2008 bond offering. The Company elected not to issue bonds in 2008 and, as a result, incurred the expenses related to the treasury lock. See Note 8 in the Notes to the Consolidated Financial Statements in Item 8 for further information. Interest expense in 2007 was reduced by interest income of $6.6 million recovered from Icopal, and $2.1 million on the investment of the proceeds received from the Icopal sale.

        Income tax expense from continuing operations was $68.3 million for the year ended December 31, 2008, which represented an effective tax rate of 31.4%, compared to income tax expense of $112.1 million in 2007, which represented an effective tax rate of 34.3%. The decreased tax rate resulted largely from lower tax rates in foreign jurisdictions.

        The Company participated in the U.S. Internal Revenue Service's real time audit program, Compliance Assurance Process ("CAP"), during 2008 and 2007. Under the CAP program, material tax issues and initiatives were disclosed to the IRS throughout the year with the objective of reaching agreement as to the proper reporting treatment. The examination of the 2007 return has been completed. The Company believes that this approach reduces tax-related uncertainties, enhanced transparency and reduced administrative costs. The Company expects to continue participating in the CAP program in 2009.

        Income from continuing operations was $149.5 million, or $2.44 per diluted share, for the year ended December 31, 2008, a 30% decline compared to $214.4 million, or $3.42 per diluted share, for the year ended December 31, 2007. Results for the year ended December 31, 2008 included restructuring charges on facilities closures and consolidations in the Construction Materials, Transportation Products and Applied Technologies segments of $5.8 million after-tax, or $0.09 per diluted share, and the after-tax charge on the treasury lock termination of $4.8 million, or $0.08 per diluted share. Results for the year 2007 period included an after-tax gain of $29.9 million, or $0.48 per diluted share, on the sale of Icopal, the recovery of previously reserved interest of $4.4 million after-tax, or $0.07 per diluted share, owed from Icopal, and after-tax gains of $5.6 million, or $0.09 per diluted share, on proceeds received from certain legal proceedings initiated by the Company. Partially offsetting these gains were after-tax charges of $4.7 million, or $0.08 per diluted share, related to the facility and management transition of an acquired U.K. off-highway braking business, expenses of $4.4 million after-tax, or $0.07 per diluted share related to changes in executive management, and asset charges of $1.3 million after-tax, or $0.02 per diluted share, related to the closure of an operation within the Transportation Products segment.

        Loss from discontinued operations for the year ended December 31, 2008 was $128.6 million as compared to $3.7 million in 2007. 2008 results reflect $124.2 million of pre-tax impairment charges related to the planned divestiture of the power transmission belt business and the on-highway brake business and the expense reserve covering certain workers' compensation claims that remain Carlisle's liability following the sale of several businesses over the past few years. Results for the 2007 period include additional proceeds related to purchase price adjustments from the sales of the systems and equipment businesses that occurred in the fourth quarter of 2006.

        Loss from discontinued operations, net of tax for the year ended December 31, 2008 was $93.7 million or $1.53 loss per diluted share, as compared to income from discontinued operations, net of tax of $1.2 million, or $0.02 per diluted share, in 2007. 2008 results reflect $89.5 million of after-tax impairment charges related to the planned divestiture of the power transmission belt business and the on-highway brake business. The results in 2007 reflect tax benefits from the pre-tax loss incurred in discontinued operations, including corporate interest expense.

        Net income of $55.8 million, or $0.91 per diluted share, for the year ended December 31, 2008 compared to net income of $215.6 million, or $3.44 per diluted share, for the year ended December 31, 2007.

  2007 Compared to 2006

        Net sales of $2.68 billion for the year ended December 31, 2007 were $322.7 million, or 14%, above 2006 net sales of $2.35 billion. Organic growth of 8% was driven by increased sales volumes across all reporting segments with the exception of the Specialty Products segment. The acquisition of Insulfoam in the Construction Materials segment contributed $125.4 million, or approximately 5% of the growth.

        Cost of goods sold of $2.11 billion for the twelve months ended December 31, 2007 were $263.8 million, or 14% higher than in 2006. Over 45% of the increase was related to higher raw material costs driven by higher sales volumes, while acquisitions contributed 42% of the increase. Increased labor and overhead expenses, including those related to plant start-up activities, accounted for approximately 12% of the year-over-year change.

        Gross margin (net sales less cost of goods sold expressed as a percent of net sales) of 21.1% recognized in 2007 declined slightly as compared to gross margin of 21.5% recognized in 2006. Margin erosion in the Construction Materials segment reflecting a decrease in selling prices and in the Transportation Products segment reflecting increased labor and overhead associated with plant start-up activities, were the primary reasons for the change.

        Selling and administrative expenses of $264.3 million for the year ended December 31, 2007 were approximately 19% above $222.6 million in 2006. The increase was due primarily to an increase in variable selling expenses, the most significant being sales commissions. Such expenses typically increase or decrease with the level of sales. Also impacting 2007 were expenses of $6.6 million related to a change in executive management, higher selling and administrative expenses at Insulfoam and increased allowances for doubtful accounts. As a percent of net sales, selling and administrative expenses were approximately 9.9% and 9.5% for the years ended December 31, 2007 and 2006, respectively.

        Research and development expenses of $12.1 million for the twelve months ended December 31, 2007 increased 20% from $10.1 million in 2006. As a percent of net sales, research and development expenses were 0.5% of sales in 2007 and 0.4% of sales in 2006.

        Other operating expense, net of $6.7 million for the twelve months ended December 31, 2007 included a $4.7 million charge related to the U.K. braking business in the Specialty Products segment and asset charges of $2.0 million related to a closed tire and wheel facility in the Transportation Products segment. Other operating expense, net of $2.5 million for the twelve months ended December 31, 2006 related to losses from an arbitration proceeding concerning the termination of a supply arrangement.

        Operating income for the year ended December 31, 2007 was $281.3 million, a 4% improvement over $270.3 million recognized in 2006. As a percent of sales, operating income declined to 10.5% in 2007 from 11.5% in 2006.

        Other non-operating income, net of $54.4 million for the twelve months ended December 31, 2007 compared to $8.3 million for the same period in 2006. Results for the 2007 period included a gain of $47.0 million related to the sale of Icopal, $8.2 million of proceeds received from certain legal actions initiated by the Company and insurance proceeds, and equity income from Icopal of $2.0 million. Partially offsetting these gains and equity income were expenses of $3.5 million associated with the Company's trade accounts receivable securitization program. Results for the 2006 period included $6.7 million of proceeds received from certain legal actions initiated by the Company and insurance proceeds, and equity earnings from Icopal of $6.0 million. Partially offsetting these gains were expenses of $4.3 million associated with the securitization program.

        Interest expense, net of $9.2 million for the twelve months ended December 31, 2007 was $10.8 million less than interest expense, net of $20.0 million in 2006. Interest expense in 2007 was reduced by interest income of $6.6 million recovered from Icopal, and $2.1 million on the investment of the proceeds received from the Icopal sale. Also contributing to the favorable comparison was higher interest expense in 2006 related to the issuance of 6.125% $150 million ten-year notes issued in August 2006 in anticipation of the redemption of the Company's 7.25% $150 million notes which matured and were redeemed in January 2007. The net proceeds of the August 2006 notes were used in the interim period to repay all amounts outstanding under the Company's uncommitted line of credit, to reduce the trade accounts receivable sold under the Company's receivables securitization facility and for general corporate purposes.

        Income tax expense was $112.1 million for the year ended December 31, 2007, which represented an effective tax rate of 34.3%, compared to income tax expense of $82.4 million in 2006, which represented an effective tax rate of 31.9%. Income tax expense in 2006 included benefits related to tax law changes and the favorable settlement of certain tax liabilities of $4.3 million and $1.1 million, respectively.

        Income from continuing operations was $214.4 million, or $3.42 per diluted share, for the year ended December 31, 2007, a 22% improvement over $176.2 million, or $2.83 per diluted share, for the year ended December 31, 2006. Results for the year ended December 31, 2007 included an after-tax gain of $29.9 million, or $0.48 per diluted share on the sale of Icopal, the recovery of previously reserved interest of $4.4 million after-tax, or $0.07 per diluted share owed from Icopal, and after-tax gains of $5.6 million, or $0.09 per diluted share on proceeds received from certain legal proceedings initiated by the Company. Partially offsetting these gains were after-tax charges of $4.7 million, or $0.08 per diluted share related to the facility and management transition of an acquired U.K. off-highway braking business, expenses of $4.4 million after-tax, or $0.07 per diluted share related to changes in executive management and asset charges of $1.3 million after-tax, or $0.02 per diluted share related to the closure of an operation within the Transportation Products segment. Results for the year ended December 31, 2006 included a reduction in income tax expense of $5.5 million, or $0.09 per diluted share related to tax law changes and the favorable settlement of certain tax liabilities, and after-tax gains of $4.6 million, or $0.07 per diluted share on proceeds received from certain legal proceedings. Partially offsetting these gains was an after-tax loss of $1.7 million, or $0.03 per diluted share related to an arbitration proceeding concerning the termination of a supply arrangement.

        Loss from discontinued operations for the year ended December 31, 2007 was $3.7 million as compared to income from discontinued operations of $39.8 million in 2006. 2006 results included the gain on the sale of the systems and equipment businesses of $41.3 million.

        Income from discontinued operations, net of tax, for the year ended December 31, 2007 was $1.2 million, or $0.02 per diluted share, as compared to $40.9 million, or $0.66 per diluted share in 2006. The results in 2007 reflect tax benefits from the pre-tax loss incurred in discontinued operations, including corporate interest expense. 2006 results included the gain on the sale of the systems and equipment businesses of $34.5 million.

        Net income of $215.6 million, or $3.44 per diluted share, for the year ended December 31, 2007 compared to net income of $217.1 million, or $3.49 per diluted share, for the year ended December 31, 2006.

  Acquisitions

        On April 28, 2008, the Company acquired 100% of the equity of Carlyle Incorporated ("Carlyle"), a leading provider of sophisticated aerospace and network interconnection solutions, for a purchase price of approximately $194 million. Carlyle is located in Tukwila, WA and is under the management direction of the interconnect technologies business, and operating results since the acquisition date have been included in the Applied Technologies segment. Although the Company is continuing to evaluate the purchase price allocation, the initial purchase price allocation resulted in goodwill of approximately $123.2 million and identified intangible assets of $75.0 million. Of the $75.0 million of identified intangible assets, $74.0 million was assigned to customer relationships with a useful life of 20 years and $1.0 million was assigned to covenants not-to-compete with a determinable useful life of 5 years. The goodwill from this acquisition is not deductible for tax purposes.

        On January 25, 2008, the Company acquired 100% of the equity of both Dinex International, Inc. and Proex, Inc. (collectively "Dinex"), leading suppliers of foodservice products to the healthcare and other institutional industries, for approximately $96 million. Dinex has facilities in Glastonbury, CT and Batavia, IL, and is under the management direction of the foodservice business. Operating results since the acquisition date have been included in the Applied Technologies segment. The purchase price allocation resulted in goodwill of approximately $28.5 million and identified intangible assets of $49.8 million. Of the $49.8 million of identified intangible assets, $8.0 million was assigned to trade names that are not subject to amortization, $37.0 million was assigned to customer relationships with a weighted average useful life of 15.9 years, $1.0 million was assigned to patents with a determinable useful life of 6 years, and the remaining $3.8 million was assigned to other intangible assets with a weighted average useful life of 6.5 years. The goodwill from this acquisition is deductible for tax purposes.

        On May 1, 2007, the Company acquired 100% of the equity of Insulfoam LLC ("Insulfoam") from Premier Industries, Inc., a leading manufacturer of block molded expanded polystyrene products used primarily as insulation in building and other construction applications, headquartered in Tacoma, WA, for approximately $168 million. Insulfoam is under the management direction of the construction materials business, and operating results since the acquisition date have been included in the Construction Materials segment. The purchase price allocation resulted in goodwill of approximately $55.2 million and identified intangible assets of $20.6 million. Of the $20.6 million of identified intangible assets, $10.3 million was assigned to the trade name that is not subject to amortization, while the remaining acquired intangibles of $10.3 million were allocated primarily to customer related intangibles, which are being amortized over the assets' determinable useful life of 9 years. The goodwill from this acquisition is deductible for tax purposes.

        On February 2, 2007, the Company acquired 100% of the equity of Meixian Tengfei Tyre Co., Ltd., a tire manufacturer, located in Guandong, China, for consideration of approximately $20 million. Operating results for this operation since the acquisition date are included in the Transportation Products segment. The purchase price was allocated to Property, plant and equipment, net, as it approximated the fair value of the assets purchased.

        On January 29, 2007, the Company purchased the assets of Dongguan Qiaotou Yichang Wire and Cable Assembly Factory, located in Guangdong, China, specializing in complex cable assemblies and wire harnesses for medical and industrial applications, for consideration of approximately $3 million and contingent additional payments of up to $4 million based on the acquired company's future earnings. Operating results for this operation since the acquisition date are included in the Applied Technologies segment. The purchase price allocation resulted in goodwill of approximately $1.5 million and identified intangible assets of $1.0 million with a weighted-average life of 5.7 years. Identified intangible assets consist primarily of customer relationships valued at $0.7 million, with a weighted-average life of 4 years, and other agreements valued at $0.3 million with a weighted-average life of 9 years. The goodwill from this acquisition is not deductible for tax purposes.

Financial Reporting Segments

        The following table summarizes segment net sales and operating income. The amounts for each segment should be referred to in conjunction with the applicable discussion below.

			Increase (Decrease)				Increase (Decrease)
In millions, except percentage	2008	2007*	Amount	Percent	2007*	2006*	Amount	Percent
Net Sales
Construction Materials	$1,472.3	$1,365.4	$106.9	8%	$1,365.4	$1,111.2	$254.2	23%
Transportation Products	861.0	853.8	7.2	1%	853.8	807.9	45.9	6%
Applied Technologies	464.1	300.2	163.9	55%	300.2	269.7	30.5	11%
Specialty Products	174.0	156.8	17.2	11%	156.8	164.7	(7.9)	-5%

	$2,971.4	$2,676.2	$295.2	11%	$2,676.2	$2,353.5	$322.7	14%

Operating Income
Construction Materials	$151.1	$181.6	$(30.5)	-17%	$181.6	$166.1	$15.5	9%
Transportation Products	50.6	79.5	(28.9)	-36%	79.5	80.0	(0.5)	-1%
Applied Technologies	46.7	37.8	8.9	24%	37.8	25.7	12.1	47%
Specialty Products	29.0	18.0	11.0	61%	18.0	24.5	(6.5)	-27%
Corporate	(32.5)	(35.6)	3.1	9%	(35.6)	(26.0)	(9.6)	-37%

	$244.9	$281.3	$(36.4)	-13%	$281.3	$270.3	$11.0	4%

*
2007 and 2006 figures have been revised to reflect the change from reporting earnings before interest and income taxes to reporting operating income, the change in segment reporting and to exclude discontinued operations.

Construction Materials

  2008 Compared to 2007

        Net sales in the Construction Materials segment were $1.47 billion for the year ended December 31, 2008, an increase of 8% over $1.37 billion recognized in 2007. The increase was driven by sales price increases and higher thermoplastic polyolefin ("TPO") membrane sales volumes. Selling price increases implemented to offset higher raw material costs contributed to approximately 39% of the increase. The acquisition of Insulfoam in May 2007 contributed $45.6 million of incremental sales in 2008.

        Segment operating income of $151.1 million for the twelve months ended December 31, 2008 represented a $30.5 million decline compared to 2007. Operating income as a percentage of sales ("Operating margin") was 10.3% in 2008 as compared to 13.3% in 2007. The decline primarily reflected increased raw material costs, unfavorable product mix, and continued competitive pricing. Price increases, cost reduction, and expense containment helped to mitigate some of the raw material cost increases. Results for the year ended December 31, 2008 included $5.9 million of restructuring charges on the closure of two block molded expanded polystyrene manufacturing operations at the plants located in Anderson, SC and Marlin, TX, and the write-off of an uncollectible receivable from a customer of $4.9 million.

        Net sales and operating income are generally higher for this segment in the second and third quarters of the year due to increased construction activity during these periods. The Company faces many uncertainties in the coming year, including the weakening economy and the financial crisis making it difficult to obtain financing for new construction, therefore reducing demand for construction materials products. The Company is also susceptible to fluctuations in raw material costs. In addition, the acquisition of Insulfoam in 2007 increased the Company's exposure to the residential market, and could have a further unfavorable impact on operating results as compared to prior periods.

  2007 Compared to 2006

        Net sales in the Construction Materials segment were $1.37 billion for the year ended December 31, 2007, an increase of 23% over $1.11 billion recognized in 2006, representing growth in TPO product lines. The acquisition of Insulfoam in May 2007 contributed $125.4 million in 2007.

        Segment operating income of $181.6 million for the twelve months ended December 31, 2007 represented a 9% improvement over 2006. Operating margin was 13.3% in 2007 as compared to 14.9% in 2006. The overall increase in net sales had a positive impact on earnings for the year; however, competitive pricing, a less favorable sales mix, and higher expenses associated with new plants and marketing programs had a negative impact on earnings as a percent of sales.

Transportation Products

  2008 Compared to 2007

        Net sales for the year ended December 31, 2008 were $861.0 million, a 1% increase over net sales in the prior year. Net sales in the tire and wheel business were flat compared to 2007 levels, reflecting price increases in all product lines and volume increases in the agriculture equipment and replacement markets, offset by volume decreases in the remaining markets. Net sales in the specialty trailer business increased 4% on price increases, model mix, and increased volume of specialized trailers that was offset by a reduction in volume of construction and live-bottom trailers.

        Segment operating income for the twelve months ended December 31, 2008 was $50.6 million, a reduction of $28.9 million as compared to $79.5 million in 2007. Operating margin decreased to 5.9% in 2008 as compared to 9.3% in 2007. Increased raw material cost, freight, and unabsorbed overhead due to decreased sales volumes contributed to the margin decline. Results for 2008 were also negatively impacted by restructuring costs of $0.8 million and increased legal reserves.

        Net sales and operating income are generally higher in the first half of the year due to peak sales volumes in the outdoor power equipment market. The Company anticipates continued softness in many of the markets in this segment in 2009. Current economic conditions may continue to affect customer spending and negatively impact demand in the tire and wheel business. In addition, the current lack of credit availability could adversely affect demand in the Company's specialty trailer business. The Company is also susceptible to fluctuation in the price of crude oil. The Company plans to take actions to contain costs, to combat potential lower demand and to increase sales in other markets; however, market softness may suppress earnings growth in subsequent periods. The Company could also be negatively impacted by cost and availability of shipping channels and the amount of time required to ship product manufactured in China.

        The restructuring activities within the tire and wheel business to consolidate manufacturing and distribution centers could cause disruptions to customers, employee dissatisfaction, and the potential loss of a portion of the tire and wheel business. In addition, the Company is evaluating its plant reconstruction options related to the fire at the tire and wheel plant in Bowdon, GA and the decision reached may also cause disruptions to customers.

  2007 Compared to 2006

        Net sales for the year ended December 31, 2007 were $853.8 million, a 6% increase over net sales in the prior year. Net sales in the tire and wheel business were 6% above 2006 levels, and net sales in the specialty trailer business increased 4% over 2006. Growth in the tire and wheel business reflected higher sales in the commercial outdoor power equipment, ATV and replacement markets, which offset lower sales of styled wheels and high-speed trailer tires. Selling price increases implemented to offset higher raw material costs contributed to approximately half of the increase, and helped to offset lower demand in the consumer outdoor power equipment market. A favorable model mix was the primary driver behind the sales increase in the specialty trailer business, reflecting increased demand of specialized trailers for the wind-energy, tile-laying, and heavy-haul markets. Coupled with an increase in sales of commercial trailers, the favorable mix helped to offset lower shipments in the small construction market.

        Segment operating income for the twelve months ended December 31, 2007 was $79.5 million, a decrease of $0.5 million as compared to 2006. Operating margin was 9.3% in 2007 as compared to 9.9% in 2006. Results for 2007 period were negatively impacted by asset charges of $2.0 million related to the closure of certain tire and wheel business operations.

Applied Technologies

  2008 Compared to 2007

        Net sales of $464.1 million for the year ended December 31, 2008 were $163.9 million higher than net sales of $300.2 million in 2007. The increase was driven entirely by the acquisitions of Carlyle and Dinex in 2008, which contributed $167.8 million. Increases in RF/Microwave sales in the interconnect technologies business and strong demand for janitorial/sanitation products in the foodservice business were offset by decreased sales of restaurant market foodservice products, which were affected by the decline in consumer spending for casual dining.

        Operating income of $46.7 million for the year ended 2008 represented an increase of $8.9 million, or 24%, over the prior year. As a percent of sales, operating income declined to 10.1% from 12.6% in 2007. The increase in operating income as a result of the acquisitions was largely offset by gross margin declines in the interconnect technologies business, due to raw material and labor inflation, and margin decreases in the foodservice business and restructuring costs incurred at the Atlanta facility.

        With the acquisitions of Carlyle and Dinex and the resulting opportunities in additional markets, the long-term outlook for the markets served by this segment remain favorable. However, potential delays and cancelations in new airplane manufacturing schedules, the impact of defense budget cuts and the general economy on consumer spending could negatively impact 2009.

  2007 Compared to 2006

        Net sales of $300.2 million for the year ended December 31, 2007 were $30.5 million or 11% higher than $269.7 million in 2006. The increase was due to a 20% net sales improvement in the high-performance wire and cable business and a 6% increase in the foodservice business. The high-performance wire and cable business experienced a record sales year, driven by robust demand in the aerospace industry and increased sales in the RF/Microwave markets. Sales in the foodservice business were also higher in 2007 on a combination of higher selling prices and increased sales volumes for its foodservice products.

        Operating income grew $12.1 million in 2007, a 47% increase over 2006. As a percent of sales, operating income improved to 12.6%, up from 9.5% in 2006. The improvement reflected improved sales performance in both the high-performance wire and cable business and the foodservice business, as well as cost containment. 2006 operating income also included losses of $2.5 million related to an arbitration proceeding concerning the termination of a supply agreement.

Specialty Products

  2008 Compared to 2007

        Net sales of $174.0 million for this segment in 2008 increased $17.2 million, or 11% from the prior year. Sales of off-highway braking products increased 7% over the prior year, reflecting increased demand in the mining and agricultural segments. Sales of refrigerated truck bodies increased 23%, due to the recovery from weak market demand in 2007.

        Segment operating income increased to $29.0 million for the year ended December 31, 2008, an increase of $11.0 million compared to $18.0 million in the prior year. The increase in segment operating income was driven by the off-highway braking business. 2007 results included a $4.7 million charge related to the facility and management transition of an acquired operation in Wales, U.K.

        The off-highway brake and refrigerated truck bodies businesses are generally not subject to seasonal demand. The off-highway brake business did not experience any significant raw material supply issues or significant unrecovered raw material cost increases in 2008; however, limited availability and price volatility of raw materials could negatively impact future operating income. Volatility in commodities prices could impact demand in the mining sector. Lack of credit availability could impact demand in all markets served by the Specialty Products segment. The Company could also be negatively impacted by cost and availability of shipping channels and the amount of time required to ship product manufactured in China.

  2007 Compared to 2006

        Net sales of $156.8 million for this segment in 2007 decreased $7.9 million, or 5% from 2006. The 30% decline in the refrigerated truck bodies business reflected an overall decrease in market demand and lower sales at a key customer. Offsetting the decline was an 8% sales increase in the off-highway braking business, which reflected increased demand in the mining and heavy construction segments.

        Segment operating income decreased from $24.5 million in 2006 to $18.0 million for the year ended December 31, 2007. As a percent of sales, operating income fell to 11.5% in 2007 from 14.9% in 2006. The significant sales decline in the refrigerated truck bodies business was the primary reason behind its $4.0 million decrease in operating income. Positive operating income from increased sales at the off-highway braking business was more than offset by a $4.7 million charge related to the facility and management transition of an acquired operation in Wales, U.K. in 2007.

Corporate

        Corporate expenses are largely comprised of compensation, training and benefits expense for the corporate office staff including the Company's president and chief executive officer. Corporate expenses also include certain external audit fees and internal audit expenses. These expenses are not specific to any one operating segment.

        Corporate expenses for the year ended December 31, 2008, were $32.5 million, down from $35.6 million in 2007. On June 12, 2007, the Company announced the resignation of Richmond D. McKinnish as President and Chief Executive Officer and the appointment of David A. Roberts as Chairman, President and Chief Executive Officer, resulting in expenses related to this change in executive management of $6.6 million in 2007. Additional other selling and administrative expenses in 2008 included $2.3 million attributable to the strategy to expand the Company's presence in the Asia Pacific region, increased travel expense and increased bank fees.

        During the year ended December 31, 2007, corporate expenses of $35.6 million increased from $26.0 million in 2006. Included in the results for 2007 were $6.6 million of expenses related to the change in executive management. In addition, $1.1 million of expenses related to a terminated acquisition initiative contributed to the increase in 2007 over 2006.

        As a percent of net sales, corporate expenses were 1.1%, 1.3% and 1.1% in 2008, 2007 and 2006, respectively.

Balance Sheet

        Cash and cash equivalents decreased by $45.7 million, from $88.4 million at December 31, 2007 to $42.7 million at December 31, 2008. Refer to the Liquidity and Capital Resources section below for more information.

        Receivables of $317.0 million at December 31, 2008 represented a $16.0 million decrease as compared to receivables of $333.0 million at December 31, 2007. The decrease primarily resulted from lower receivables in the Construction Materials and Transportation Products segments reflecting lower sales volume, partially offset by higher receivables in the Applied Technologies segment due to acquisitions.

        Inventories increased $2.2 million, up from $422.0 million at December 31, 2007 to $424.2 million at December 31, 2008. Increases in inventory from the Carlyle and Dinex acquisitions were offset by volume reductions primarily in the Construction Materials and Transportation Products segments. In addition, $8.9 million in inventory was written off as a result of damages from the Bowdon fire. See Note 2 in the Notes to the Consolidated Financial Statements in Item 8 for further information.

        Prepaid expenses and other current assets increased $21.8 million, up from $37.1 million at December 31, 2007 to $58.9 million at December 31, 2008. The increase primarily reflects a $16.9 million receivable for expected insurance proceeds from the Bowdon fire and a tax receivable offset by a write-off for uncollectible accounts of $4.9 million.

        Current assets held for sale decreased from $110.9 million at December 31, 2007 to $90.1 million at December 31, 2008. The decrease primarily reflects inventory impairment charges taken in the first quarter of 2008 related to the planned divestiture of the power transmission belt and on-highway brake businesses.

        Property, plant and equipment, net, increased by $6.8 million from $463.9 million at December 31, 2007 to $470.7 million at December 31, 2008. The increase primarily reflects assets acquired of $2.8 million for Carlyle and $9.2 million for Dinex, both of which are reported in the Applied Technologies segment, and capital spending, offset by asset charges of $5.8 million related to restructuring activities and $5.7 million related to the Bowdon fire.

        Goodwill, net, of $435.8 million at December 31, 2008 increased $70.4 million from $365.4 million at December 31, 2007, reflecting goodwill of approximately $123.2 million and $28.5 million from the acquisitions of Carlyle and Dinex, respectively. This was offset by impairment charges recorded in the first quarter of 2008 related to the power transmission belt business and on-highway brake business reported in discontinued operations.

        Patents and other intangible assets, net increased $113.7 million from $32.6 million at December 31, 2007 to $146.3 million at December 31, 2008, primarily as a result of intangible assets acquired of approximately $75.0 million in the Carlyle acquisition and $49.8 million in the Dinex acquisition.

        Other long term assets decreased $14.4 million, from $16.9 million at December 31, 2007 to $2.5 million at December 31, 2008, primarily as a result of a decrease in the Company's pension assets, which experienced negative returns during the last quarter of 2008.

        Non-current assets held for sale decreased from $83.1 million at December 31, 2007 to $47.9 million at December 31, 2008. The decrease primarily reflects impairment charges on property, plant and equipment and intangibles taken in the first quarter of 2008 related to the planned divestiture of the power transmission belt and on-highway brake business.

        Short-term debt, including current maturities, at December 31, 2008 was $127.0 million as compared to $58.6 million at December 31, 2007. The increase includes $85 million of additional borrowings under the Company's accounts receivable securitization facility.

        Accounts payable decreased by $8.9 million, from $132.5 million at December 31, 2007, to $123.6 million at December 31, 2008, reflecting decreases in the Construction Materials and Transportation Products segments from decreased production and sales activity. This was partially offset by increases in the Applied Technologies segment due to acquisitions and increases in the Specialty Products segment to support the production of a new customer program.

        Accrued liabilities of $148.3 million at December 31, 2008 were $2.5 million lower than accrued expenses at December 31, 2007 of $150.8 million. The decrease primarily relates to decreased employee compensation accruals, decreased taxes payable and the settlement of the treasury lock, offset by liabilities assumed from the acquisitions of Dinex and Carlyle.

        Long-term debt increased $10.5 million from $262.8 million at December 31, 2007 to $273.3 million at December 31, 2008. This increase reflects additional borrowings under the Company's revolving credit facility to partially fund the Carlyle and Dinex acquisitions and capital expenditures.

        Long-term deferred revenue increased $12.5 million from $93.7 million at December 31, 2007 to $106.2 million at December 31, 2008. The increase relates to higher warranty-eligible sales.

        Other long-term liabilities of $159.8 million in 2008 were $34.6 million higher than $125.2 million at December 31, 2007. The increase was primarily a result of an increase in the pension liability resulting from market value declines in the Company's pension plan assets.

Liquidity and Capital Resources

Sources and Uses of Cash

In millions	2008	2007	2006
Net cash provided by operating activities	$274.2	$259.3	$19.9
Net cash (used in) provided by investing activities	(354.2)	(134.1)	11.1
Net cash provided by (used in) financing activities	35.2	(182.4)	74.5
Effect of exchange rate changes on cash	(0.9)	1.6	(0.2)

Change in cash and cash equivalents	$(45.7)	$(55.6)	$105.3

  2008 Compared to 2007

        Net cash provided by operating activities was $274.2 million in the twelve months ended December 31, 2008, compared to net cash provided by operating activities of $259.3 million in the year ended December 31, 2007. Cash provided by working capital and other assets and liabilities was $25.7 million in 2008, which compared to cash used of $2.0 million in 2007.

        Cash used in investing activities was $354.2 million in 2008 compared to $134.1 million in 2007. Cash used for acquisitions of $290.7 million in 2008 included the acquisitions of Carlyle and Dinex. Cash used in investing activities in 2007 included $189.7 million used for the purchase of Insulfoam and the acquisitions of manufacturing operations in China for the tire and wheel and high-performance wire and cable businesses. Capital expenditures of $68.0 million in 2008 compared with $82.5 million in 2007. 2007 capital expenditures reflected the construction of a new plant in the Transportation Products segment. The Construction Materials and Transportation Products segments represented 38% and 31%, respectively, of total capital expenditures in 2008. In 2007, cash from the sale of investments, property and equipment included $114.8 million from the sale of Icopal and $15.7 million received for notes and accrued interest owed to the Company by Icopal.

        Cash provided by financing activities was $35.2 million in 2008 compared to cash used of $182.4 million in 2007. Cash provided by financing activities in 2008 included borrowings under the revolving credit facility and securitization facility to fund acquisitions and capital expenditures, and to redeem the Company's 6.7% $100.0 million senior notes. Cash used in financing activities in 2007 included the redemption of the Company's 7.25% $150.0 million senior notes and the repurchase of 1.5 million shares of the Company's stock for $60.0 million.

  2007 Compared to 2006

        Net cash provided by operating activities was $259.3 million in the twelve months ended December 31, 2007, compared to net cash provided by operating activities of $19.9 million in the year ended December 31, 2006. Cash used for working capital was $2.0 million in 2007, which compared to cash used of $87.8 million in 2006. In 2006, working capital needs increased primarily as a result of significant sales growth within the Construction Materials segment. Operating cash flow for 2006 reflected a decrease of $137.9 million in the utilization of the Company's securitization program. In the third quarter of 2007, the Company effectively terminated the existing accounts receivable securitization facility and subsequently executed a new agreement, and at December 31, 2007 the receivables and related debt are included on the balance sheet. As a result, cash flows related to the accounts receivable facility are reported as a financing activity in 2007.

        Cash used in investing activities was $134.1 million in 2007 compared to cash provided from investing activities of $11.1 million in 2006. Cash used for acquisitions of $189.7 million in 2007 included the purchase of Insulfoam and the acquisitions of manufacturing operations in China for the tire and wheel, and high-performance wire and cable businesses. Cash from the sale of investments, property and equipment included $114.8 million from the sale of Icopal and $15.7 million received for notes and accrued interest owed to the Company by Icopal. Proceeds from the sale of investments, property and equipment in 2006 include $99.5 million from the sale of the systems & equipment businesses. Capital expenditures of $82.5 million in 2007 compared with $95.5 million in 2006. The Construction Materials and Transportation Products segments represented 35% and 37%, respectively, of total capital expenditures in 2007.

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

Debt Instruments, Guarantees and Covenants

        The following table quantifies certain contractual cash obligations and commercial commitments at December 31, 2008:

In millions	Total	2009	2010	2011	2012	2013	Thereafter
Short-term credit lines and long-term debt	$401.2	$237.0	$0.4	$0.4	$0.4	$0.4	$162.6
Interest on long-term debt(1)	90.5	10.4	10.4	10.4	10.4	10.4	38.5
Noncancelable operating leases	85.1	21.0	17.4	13.8	9.9	6.4	16.6

Total commitments	$576.8	$268.4	$28.2	$24.6	$20.7	$17.2	$217.7

(1)
Future expected interest payments are calculated based on the stated rate for fixed rate debt and the effective interest rate at December 31, 2008 for variable rate debt.

        Short-term credit lines and long-term debt for 2009 in the above table includes $135.0 million related to borrowings under the Company's revolving credit facility. The Company utilized the revolving credit facility to redeem certain bonds payable of $100.0 million which matured May 15, 2008. Based on the Company's expected future cash flow needs, the Company expects $110.0 million of these borrowings to be outstanding beyond the twelve-month period immediately following December 31, 2008, as the revolving credit facility does not expire until July 2012. Therefore, $110.0 million of these borrowings are included in Long-term debt at December 31, 2008, with the remaining $25.0 million of borrowings included in Short-term debt, including current maturities.

        The above table does not include $159.8 million of other long-term liabilities. Other long-term liabilities consist primarily of pension, post-retirement medical benefits, deferred income tax and warranty obligations. Due to factors such as return on plan assets, disbursements, contributions, and timing of warranty claims, it is not reasonably possible to estimate when these will become due.

        Although the Company has entered into long-term purchase agreements for certain key raw materials, there were no take-or-pay contracts exceeding one year in place at December 31, 2008.

        Effective March 31, 2008, the Company exercised the expansion option under its $400.0 million revolving credit facility to increase the facility size to $500.0 million in order to provide additional borrowing availability. At December 31, 2008 the Company had $359.9 million available under this facility.

The revolving credit facility provides for grid-based interest pricing based on the credit rating of the Company's senior unsecured bank or other unsecured senior debt and the Company's utilization of the facility. The Company is presently on Credit Watch with one of the credit rating agencies. The facility requires the Company to meet various restrictive covenants and limitations including certain net worth, cash flow ratios and limits on outstanding debt balances held by certain subsidiaries. In the event of a substantial goodwill impairment charge, the Company's operating income would be reduced and could cause a default in the covenants covered by the Company's debt and credit facility agreements.

        The Company also maintains a $55.0 million uncommitted line of credit in the United States of which $53.0 million was available as of December 31, 2008.

        On July 16, 2008, the Company renewed its $150.0 million accounts receivable securitization facility. This securitization facility is treated as a borrowing for accounting purposes and the related debt of $100.0 million and $15.0 million at December 31, 2008 and December 31, 2007, respectively, is reflected in Short-term debt, including current maturities. At December 31, 2008, $20.4 million was available under the Company's $150.0 million accounts receivable securitization facility.

        At December 31, 2008, letters of credit amounting to $36.2 million were outstanding, primarily to provide security under insurance arrangements and certain borrowings.

        The Company has financial guarantee lines in place for certain of its operations in U.S. and Europe to facilitate working capital needs, customer performance and payment, and warranty obligations. At December 31, 2008, the Company had issued guarantees of $1.4 million, of which an immaterial amount is recorded in current liabilities or Other long-term liabilities.

        During 2005, the Company sold certain assets and liabilities of its discontinued automotive components business, which was part of a series of sales. Certain leases guaranteed by the Company expire in 2009 and 2011 and have total minimum lease payments of $1.1 million as of December 31, 2008. The Company believes that the current lessee will fulfill all obligations required by those lease agreements.

        Under the Company's various debt and credit facilities, the Company is required to meet various restrictive covenants and limitations, including certain net worth, cash flow ratios and limits on outstanding debt balances held by certain subsidiaries. The Company was in compliance with all covenants and limitations in 2008 and 2007.

Cash Management

        Capital expenditures in 2009 are expected to be approximately $50 million, including business sustaining projects, cost reduction efforts and continuing manufacturing expansions, but excluding any potential costs related to the rebuild of the Bowdon, GA plant. Minimum contributions to the company's pension plan in 2009 are expected to be $8.9 million. Cash contributions to the Company's defined contribution plans were $10.2 million in 2008 and are also expected to approximate that amount in 2009.

        The Company intends to pay dividends to its shareholders and has increased its dividend rate annually for the past 32 years. The Company also plans to pay down debt to the extent possible.

        The Company announced the reactivation of its share repurchase program in August 2004. In August 2007, the Board of Directors authorized the repurchase of an additional 2,500,000 shares of the Company's common stock. In February 2008, the Board of Directors authorized the repurchase of an additional 1,400,000 shares of the Company's common stock. In 2008, the Company repurchased 122,258 shares on the open market at a cost of approximately $4.8 million. In 2007, the Company repurchased 1,495,133 shares on the open market at a total cost of approximately $60.0 million. The Company did not have any repurchases in 2006. At this time, the Company has authority to repurchase an additional 3,024,499 shares. Additional shares may be repurchased at management's direction. The decision to repurchase shares will depend on price, availability and other corporate developments. Purchases may occur from time-to-time and no maximum purchase price has been set.

        As previously discussed, some of the Company's segments experience higher net sales and operating income in the first half of the year which could impact the timing of cash generated from operating activities. The Company believes that its operating cash flows, credit facilities, accounts receivable securitization program, lines of credit, and leasing programs provide adequate liquidity and capital resources to fund ongoing operations, expand existing lines of business and make strategic acquisitions. However, the ability to maintain existing credit facilities and access the capital markets can be impacted by economic conditions outside the Company's control, specifically continued or further credit market tightness or sustained market downturns. The Company's cost to borrow and capital market access can be impacted by debt ratings assigned by independent rating agencies, based on certain credit measures such as interest coverage, funds from operations and various leverage ratios.

Market Risk

        The Company is exposed to the impact of changes in interest rates and market values of its debt instruments, changes in raw material prices and foreign currency fluctuations.

        International operations are exposed to translation risk when the local currency financial statements are translated into U.S. Dollars. On May 15, 2007, the Company executed forward exchange contracts with a total notional amount of $95.0 million to hedge the Company's foreign currency exposure of its net investment in its European roofing joint venture ("Icopal") that was denominated in Danish Kroner. These contracts were designated as economic hedges of a net investment and were deemed effective at the origination date. Upon the sale of Icopal on July 31, 2007, these hedges were redesignated as non-hedging derivatives and any change in the value of the derivatives is reflected in Other non-operating income, net.

        On September 28, 2007, the Company executed forward exchange contracts with a notional amount of $95.0 million to offset the remeasurement of the short-term investment created by the sale of Icopal which was denominated in Danish Kroner. These contracts were designated as non-hedging derivatives. These contracts were terminated on December 14, 2007.

        The termination of the aforementioned forward exchange contracts resulted in the recognition of $6.8 million of losses reflected in Other non-operating income, net, which were partially offset by the $5.7 million foreign exchange gain related to the cash generated by the sale of Icopal denominated in Danish Kroner.

        The Company is also exposed to risks in currency exchange rates for transactions denominated in foreign currencies. Revenues for sales of products manufactured in China for the North American market are generated predominately in U.S. Dollars. Many of the obligations incurred by these operations are settled in Chinese Renminbi or Hong Kong Dollars. Should the U.S. Dollar weaken significantly against the Renminbi or Hong Kong Dollar, the Company's results of operations could be adversely affected. The Company continues to monitor developments in China that may affect its strategy and will hedge its currency risk exposure when deemed effective and prudent. While the Company is exposed to the exchange rates of other currencies including the Canadian Dollar, British Pound, Mexican Peso and European Euro, their risk is considered minimal. Less than 6% of the Company's revenues from continuing operations for the year ended December 31, 2008 are in currencies other than the U.S. Dollar.

        From time-to-time the Company may manage its interest rate exposure through the use of treasury locks and interest rate swaps to reduce volatility of cash flows, impact on earnings and to lower its cost of capital. On November 14, 2006, the Company entered into treasury lock contracts with a notional amount of $100.0 million to hedge the cash flow variability on forecasted debt interest payments associated with changes in interest rates. These contracts were designated as cash flow hedges and were deemed effective at the origination date. On September 30, 2008, the Company terminated the treasury lock contracts resulting in a loss of $7.7 million ($4.8 million, net of tax), which was to be amortized to interest expense over the term of the debt. During the fourth quarter of 2008, due to positive cash flows and unfavorable capital markets, the Company determined it would not issue the forecasted debt. As a result, the unamortized loss was recorded in Interest expense, net.

        On June 15, 2005, the Company entered into treasury lock contracts with a notional amount of $150.0 million to hedge the cash flow variability on forecasted debt interest payments associated with changes in interest rates. These contracts were designated as cash flow hedges and were deemed effective at the origination date. On August 15, 2006, the Company terminated the treasury lock contracts resulting in a gain of $5.6 million ($3.5 million, net of tax) which will be amortized to reduce interest expense until August 2016, the term of the interest payments related to the $150.0 million in notes issued on August 18, 2006. At December 31, 2008, the Company had a remaining unamortized gain of $4.3 million ($2.7 million, net of tax) which is reflected in Accumulated other comprehensive income on the Company's Consolidated Balance Sheets.

        There were no interest rate swaps in place as of December 31, 2008.

        The Company's operations use certain commodities such as plastics, carbon black, synthetic and natural rubber and steel. As such, the Company's cost of operations is subject to fluctuations as the markets for these commodities change. The Company monitors these risks, but currently has no derivative contracts in place to hedge these risks.

Environmental

        Management recognizes the importance of the Company's responsibility with regard to environmental compliance. Programs are in place to monitor and test facilities and surrounding property and, where practical, to recycle materials. The Company has not incurred material charges relating to environmental matters in 2008 or in prior years, and none are currently anticipated.

Discontinued Operations and Assets Held for Sale

        In the second quarter of 2008, in keeping with the Company's plan to simplify its business and focus attention on its remaining businesses and operating segments, the Company announced its decision to pursue disposition of both its power transmission belt and on-highway brake businesses. The Company intends to complete the sales of these businesses in 2009. In the second quarter of 2007, as part of its commitment to concentrate on its core businesses, the Company announced plans to exit the custom thermoset molding operation. In September 2006, the Company announced plans to exit the giftware business of the foodservice products business.

        The disposition of the thermoset molding operation was completed in 2008, and the disposition of the giftware business was completed in 2007. The assets of these operations met the criteria for, and have been classified as "held for sale" in accordance with SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets ("SFAS 144"). In addition, results of operations for these businesses and any gains or losses recognized from their sale, are reported as "discontinued operations" in accordance with SFAS 144.

        Total assets held for sale at December 31 are as follows:

In millions	December 31, 2008	December 31, 2007
Assets held for sale:
Power transmission belt business	$101.9	$116.0
On-highway brake business	34.4	72.3
Thermoset molding operation	1.7	5.7

Total assets held for sale	$138.0	$194.0

        At December 31, 2008, the remaining assets of the thermoset molding operation consisted of the land and building formerly occupied by the operation.

        The major classes of assets and liabilities held for sale included in the Company's Consolidated Balance Sheets are as follows:

In millions	December 31, 2008	December 31, 2007
Assets held for sale:
Receivables	$26.0	$36.4
Inventories	62.5	71.8
Prepaid expenses and other current assets	1.6	2.7

Total current assets held for sale	90.1	110.9

Property, plant and equipment, net	46.9	76.3
Patents and other intangible assets, net	—	6.1
Other long-term assets	1.0	0.7

Total non-current assets held for sale	47.9	83.1

Total assets held for sale	$138.0	$194.0

Liabilities associated with assets held for sale:
Accounts payable	$8.6	$10.5
Accrued expenses	20.3	20.1

Total liabilities associated with assets held for sale	$28.9	$30.6

        Net sales and (loss) income before income taxes from discontinued operations were as follows:

In millions	December 31, 2008	December 31, 2007	December 31, 2006
Net sales:
Power transmission belt business	$138.7	$135.9	$139.6
On-highway brake business	62.0	64.2	66.4
Automotive components	—	—	0.4
Systems and equipment	—	0.9	173.6
Thermoset molding operation	5.4	10.8	13.1
Giftware business of foodservice products	—	0.9	2.3

Net sales for discontinued operations	$206.1	$212.7	$395.4

(Loss) income from discontinued operations:
Power transmission belt business	$(58.8)	$6.6	$10.3
On-highway brake business	(65.8)	(13.8)	(11.1)
Automotive components	(2.5)	(1.4)	(4.3)
Systems and equipment	0.3	6.9	49.5
Thermoset molding operation	(1.8)	(1.6)	(0.2)
Giftware business of foodservice products	—	(0.4)	(4.4)

(Loss) income from discontinued operations	$(128.6)	$(3.7)	$39.8

        Results for the year ended December 31, 2008 primarily reflected $124.2 million in pre-tax impairment charges in connection with the power transmission belt and on-highway brake businesses which were recognized under SFAS No. 142, Goodwill and Other Intangibles Assets ("SFAS 142") and SFAS 144. At March 31, 2008, inventory with a carrying amount of $62.9 million was written down to its fair value of $51.9 million, resulting in an impairment charge of $11.0 million. Long-lived assets held and used with a carrying amount of $72.2 million were written down to their fair value of $47.5 million, resulting in an impairment charge of $24.7 million. Goodwill with a carrying amount of $82.5 million was written down to its fair value of $0, resulting in an impairment charge of $82.5 million. Patents and other intangible assets with a carrying amount of approximately $6.0 million were written down to their fair value of $0, resulting in an impairment charge of $6.0 million. The following table summarizes the impairment charge recognized in the first quarter of 2008:

In millions	Pre-Tax Impairment Charges
Inventory	$11.1
Property, plant and equipment, net	24.7
Goodwill	82.5
Patents and other intangible assets, net	5.9

Total pre-tax impairment charges	$124.2

        Results for the year ended December 31, 2008 also include the accrual of certain workers' compensation claims that remain Carlisle's liability following the disposition of several businesses over the past few years. In 2006, the Company completed the sale of the systems and equipment businesses. A pre-tax gain of $41.3 million was recognized in 2006, with further pre-tax gains of $5.8 million recognized in 2007.

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

        Allowance for Doubtful Accounts.    The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by the review of their credit information. Allowances for doubtful accounts are estimated based on the evaluation of potential losses related to customer receivable balances. Estimates are developed by using standard quantitative measures based on historical losses, adjusting for current economic conditions and, in some cases, evaluating specific customer accounts for risk of loss. The allowance for doubtful accounts was $10.7 million at December 31, 2008 and $10.2 million at December 31, 2007. Changes in economic conditions in specific markets in which the Company operates could have an effect on reserve balances required.

        Inventories.    The Company values its inventories at the lower of the actual cost to purchase and/or manufacture the inventory on a first-in, first-out basis, or the current estimated market value of the inventory. Cost of inventories includes raw materials, direct labor and manufacturing overhead based on practical capacity. The Company regularly reviews inventory quantities on hand for excess and obsolete inventory based on estimated forecasts of product demand and production requirements for the next twelve months and issues related to specific inventory items.

        Deferred Revenue and Extended Product Warranty.    The Company offers extended warranty contracts on sales of certain products; the most significant being those offered on its installed roofing systems within the Construction Materials segment. The lives of these warranties range from five to thirty years. All revenue for the sale of these contracts is deferred and amortized on a straight-line basis over the life of the contracts. Current costs of services performed under these contracts are expensed as incurred. The Company also records a loss and a corresponding reserve if the total expected costs of providing services under the contract exceed unearned revenues. The Company estimates total expected warranty costs using quantitative measures based on historical claims experience and management judgment.

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

        Pensions and Other Post-Retirement Plans.    The Company maintains defined benefit retirement plans for certain employees. The annual net periodic expense and benefit obligations related to these plans are determined on an actuarial basis. This determination requires assumptions to be made concerning the discount rate, long-term return on plan assets and increases to compensation levels. These assumptions are reviewed periodically by management in consultation with its independent actuary. Changes in the assumptions to reflect actual experience can result in a change in the net periodic expense and accrued benefit obligations. The defined benefit plans' assets consist primarily of publicly-listed common stocks and corporate bonds, and the market value of these assets is determined under the fair value method. At December 31, 2008, plan assets were allocated 52% in equity securities, 36% in fixed income securities and 12% in alternative investments. The Company adopted a December 31 measurement date for valuation purposes in 2008, as required by Statement of Financial Accounting Standards No. 158 ("SFAS 158"). A September 30 measurement date was used in prior years. Deviations of actual results as compared to expected results are recognized over a five-year period. The expected rate of return on plan assets was 8.5% for the 2008 valuation. While the Company believes 8.5% is a reasonable expectation based on the plan assets' mix of fixed income and equity investments, significant differences in actual experience or significant changes in the assumptions used may materially affect the pension obligations and future expense. The effects of a 0.25% increase or decrease in the expected rate of return would change the Company's estimated 2009 pension expense by approximately $0.4 million. The assumed discount rate was

6.73% for the 2008 valuation. The effects of a 0.25% increase or decrease in the assumed discount rate would change the Company's total pension benefit obligation by approximately $3.5 million. The Company used an assumed long-term rate of compensation increase of 4.29% for the 2008 valuation. This rate is not expected to change in the foreseeable future and is slightly higher than the Company's actual rate of compensation increase over the past few years.

        The Company also has a limited number of unfunded post-retirement benefit programs that provide certain retirees with medical and prescription drug coverage. The annual net periodic expense and benefit obligations of these programs are also determined on an actuarial basis and are subject to assumptions on the discount rate and increases in compensation levels. The Company adopted a December 31 measurement date for valuation purposes in 2008, as required by SFAS 158. In prior years a September 30 measurement date was used. The discount rate used for the 2008 valuation was 6.73%. The effects of a 1% increase or decrease in assumed health care cost trend rates would not be material. Like the defined benefit retirement plans, these plans' assumptions are reviewed periodically by management in consultation with its independent actuary. Changes in the assumptions can result in a change in the net periodic expense and accrued benefit obligations.

New Accounting Pronouncements

        In December 2006, the Company adopted the recognition and disclosure provisions of SFAS 158, Employers' Accounting for Defined Benefit and Other Postretirement Plans. For the year ending 2008, the Company is required under SFAS 158 to change its measurement date for its post-retirement benefit plans from September 30 to December 31. Accordingly, the Company has measured its post-retirement benefit plans as of its year-end close date this year, and has elected to use the "15-month" approach to proportionally allocate the transition adjustment required under SFAS 158. The Company elected to record the net periodic benefit cost for the transition period at the end of the fiscal year in retained earnings, resulting in a $0.5 million decrease in retained earnings.

        In January 2008, the Company adopted SFAS No. 157, Fair Value Measurements ("SFAS 157") for financial assets and liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies only for fair value measurements that are already required or permitted by other accounting standards (except for measurements of share-based payments) and is intended to increase the consistency of those measurements. Accordingly, SFAS 157 does not require any new fair value measurements. The adoption of this standard had no material effect on the Company's statement of earnings or financial position. FASB Staff Position (FSP) No. FAS 157-2 deferred the effective date of SFAS 157 by one year for certain types of non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, thus the Company will adopt the provisions of this standard as it relates to the fair value measurement of non-financial assets and liabilities effective January 1, 2009. The adoption is not expected to have a material effect on the Company's Consolidated Financial Statements.

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51. These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS Nos. 141(R) and 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Thus, the Company is required to adopt these standards on January 1, 2009. Earlier adoption is prohibited. The Company does not expect the adoption of SFAS Nos. 141(R) and 160 to have a material impact on the consolidated financial statements.

        In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets, ("FSP 142-3"). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other U.S. generally accepted accounting principles. This FSP is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, and will be applied prospectively to future business combinations. Thus, the Company is required to adopt these standards on January 1, 2009.

        In November 2008, the Emerging Issues Task Force issued EITF Issue No. 08-06, "Equity Method Investment Considerations", ("EITF 08-06"), which clarifies the accounting for certain transactions involving equity method investments. This interpretation is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and interim periods within those years. The Company is currently assessing the potential impact of EITF 08-06, which will be adopted in 2009.

        In December 2008, the FASB issued FASB Staff Position FSP 132(R)-1, "Employers Disclosures about Postretirement Benefit Plan Assets", ("FSP 132(R)-1"), which provides additional guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP 132(R)-1 is effective for financial statements issued for fiscal years ending after December 15, 2009. The Company will adopt this interpretation in 2010, which will result in increased disclosures in the financial statements related to defined benefit plan assets.

        Other new pronouncements issued but not effective until after December 31, 2008 are not expected to have a significant effect on the Company's consolidated financial statements.

Forward-Looking Statements

        This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are made based on known events and circumstances at the time of publication, and as such, are subject in the future to unforeseen risks and uncertainties. It is possible that the Company's future performance may differ materially from current expectations expressed in these forward-looking statements, due to a variety of factors such as: increasing price and product/service competition by foreign and domestic competitors, including new entrants; technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; the Company's mix of products/services; increases in raw material costs which cannot be recovered in product pricing; domestic and foreign governmental and public policy changes including environmental regulations; threats associated with and efforts to combat terrorism; protection and validity of patent and other intellectual property rights; the successful integration and identification of the Company's strategic acquisitions; the cyclical nature of the Company's businesses; and the outcome of pending and future litigation and governmental proceedings. In addition, such statements could be affected by general industry and market conditions and growth rates, the condition of the financial and credit markets, and general domestic and international economic conditions including interest rate and currency exchange rate fluctuations. Further, any conflict in the international arena may adversely affect the general market conditions and the Company's future performance. The Company undertakes no duty to update forward-looking statements.

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
(In millions, except share and per share amounts)

	2008	2007(1)	2006(1)
Net sales	$2,971.4	$2,676.2	$2,353.5
Cost and expenses:
Cost of goods sold	2,401.4	2,111.8	1,848.0
Selling and administrative expenses	306.5	264.3	222.6
Research and development expenses	12.8	12.1	10.1
Other operating expense, net	5.8	6.7	2.5

Operating income	244.9	281.3	270.3
Other non-operating income, net(2)	(0.5)	(54.4)	(8.3)
Interest expense, net	27.6	9.2	20.0

Earnings before income taxes	217.8	326.5	258.6
Income taxes	68.3	112.1	82.4

Income from continuing operations	149.5	214.4	176.2
Discontinued operations
(Loss) income from discontinued operations	(128.6)	(3.7)	39.8
Income tax (benefit) expense	(34.9)	(4.9)	(1.1)

(Loss) income from discontinued operations	(93.7)	1.2	40.9

Net income	55.8	215.6	217.1

Other comprehensive (loss) income
Foreign currency translation, net of tax	(13.9)	(4.3)	6.7
Pension plans and other post-retirement (loss) benefit, net of tax	(37.9)	7.7	—
Minimum pension liability, net of tax	—	—	(1.5)
Gain (loss) on hedging activities, net of tax	2.3	(2.3)	3.4

Other comprehensive (loss) income	(49.5)	1.1	8.6

Comprehensive income	$6.3	$216.7	$225.7

Earnings per share—basic
Income from continuing operations	$2.47	$3.47	$2.88
(Loss) income from discontinued operations, net of tax	(1.55)	0.03	0.67

Earnings per share—basic	$0.92	$3.50	$3.55

Earnings per share—diluted
Income from continuing operations	$2.44	$3.42	$2.83
(Loss) income from discontinued operations, net of tax	(1.53)	0.02	0.66

Earnings per share—diluted	$0.91	$3.44	$3.49

Weighted average common shares outstanding (in thousands)
Basic	60,541	61,692	61,240
Effect of dilutive stock options and restricted stock	791	938	996

Diluted	61,332	62,630	62,236

(1)
2007 and 2006 figures have been reclassified to reflect discontinued operations. See Notes 1 and 17. Prior year presentations of earnings before interest and income taxes ("EBIT") have been revised to conform with the 2008 presentation of operating income. Results may differ from prior presentations due to rounding.

(2)
In 2007, Other non-operating income, net includes a $47.0 million gain on the sale of Icopal.

See accompanying notes to Consolidated Financial Statements

Carlisle Companies Incorporated
Consolidated Balance Sheets
At December 31,
(In millions, except per share and share amounts)

	2008	2007*
Assets
Current assets:
Cash and cash equivalents	$42.7	$88.4
Receivables, less allowance of $10.7 in 2008 and $10.2 in 2007	317.0	333.0
Inventories	424.2	422.0
Deferred income taxes	35.2	31.7
Prepaid expenses and other current assets	58.9	37.1
Current assets held for sale	90.1	110.9

Total current assets	968.1	1,023.1

Property, plant and equipment, net of accumulated depreciation of $494.2 in 2008 and $462.4 in 2007	470.7	463.9

Other assets:
Goodwill, net	435.8	365.4
Patents and other intangible assets, net	146.3	32.6
Investments	4.6	3.8
Other long-term assets	2.5	16.9
Non-current assets held for sale	47.9	83.1

Total other assets	637.1	501.8

TOTAL ASSETS	$2,075.9	$1,988.8

Liabilities and Shareholders' Equity
Current liabilities:
Short-term debt, including current maturities	$127.0	$58.6
Accounts payable	123.6	132.5
Accrued liabilities	148.3	150.8
Deferred revenue	14.7	15.7
Current liabilities associated with assets held for sale	28.9	30.6

Total current liabilities	442.5	388.2

Long-term liabilities:
Long-term debt	273.3	262.8
Deferred revenue	106.2	93.7
Other long-term liabilities	159.8	125.2

Total long-term liabilities	539.3	481.7

Shareholders' equity:
Preferred stock, $1 par value. Authorized and unissued 5,000,000 shares	—	—
Common stock, $1 par value. Authorized 100,000,000 shares; 78,661,248 shares issued; 60,532,539 outstanding in 2008 and 60,603,664 in 2007	78.7	78.7
Additional paid-in capital	62.1	52.8
Cost of shares of treasury—17,654,759 shares in 2008 and 17,728,434 in 2007	(225.5)	(221.7)
Accumulated other comprehensive (loss) income	(39.5)	9.5
Retained earnings	1,218.3	1,199.6

Total shareholders' equity	1,094.1	1,118.9

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,075.9	$1,988.8

*
2007 figures have been reclassified to reflect assets held for sale of discontinued operations.

See accompanying notes to Consolidated Financial Statements

Carlisle Companies Incorporated
Consolidated Statements of Cash Flows
For the Years ended December 31,
(Dollars in millions)

	2008	2007	2006
Operating activities
Net income	$55.8	$215.6	$217.1
Reconciliation of net income to net cash provided by operating activities:
Depreciation	59.4	61.3	55.6
Amortization	9.6	4.6	4.2
Non-cash compensation expense	12.0	13.6	6.8
Earnings in equity investments	(0.5)	(2.5)	(6.0)
Loss (gain) on investments, property and equipment, net	0.2	(52.2)	(37.3)
Loss on writedown of assets	131.8	7.8	5.6
Loss on uncollectible note receivable	4.9	—	—
Excess tax benefits on share-based compensation	(0.1)	(5.4)	(3.7)
Deferred taxes	(22.4)	18.8	5.1
Foreign exchange (gain) loss	(2.2)	(0.1)	0.4
Changes in operating assets and liabilities, excluding effects of acquisitions and divestitures:
Current and long-term receivables	49.8	3.7	(47.6)
Receivables under securitization program	—	—	(137.9)
Inventories	8.3	(8.6)	(76.3)
Accounts payable and accrued expenses	(28.9)	2.2	27.3
Income taxes	(16.8)	19.6	0.5
Long-term liabilities	13.3	(18.9)	8.3
Other operating activities	—	(0.2)	(2.2)

Net cash provided by operating activities	274.2	259.3	19.9

Investing activities
Capital expenditures	(68.0)	(82.5)	(95.5)
Acquisitions, net of cash acquired	(290.7)	(189.7)	(1.9)
Proceeds from investments and disposals of property and equipment	4.1	138.0	108.9
Other investing activities	0.4	0.1	(0.4)

Net cash (used in) provided by investing activities	(354.2)	(134.1)	11.1

Financing activities
Net change in short-term borrowings and revolving credit lines	(21.6)	(120.6)	(55.7)
Proceeds from receivables securitization facility	85.0	15.0	—
Proceeds from long-term debt	115.0	—	148.9
Reductions of long-term debt	(100.0)	—	(6.9)
Proceeds from hedging activities	—	—	5.6
Dividends	(36.6)	(34.7)	(32.0)
Treasury share repurchases	(4.8)	(60.0)	—
Treasury shares and stock options, net	(1.9)	12.5	12.1
Excess tax benefits on share-based compensation	0.1	5.4	3.7
Other financing activities	—	—	(1.2)

Net cash provided by (used in) financing activities	35.2	(182.4)	74.5

Effect of exchange rate changes on cash	(0.9)	1.6	(0.2)

Change in cash and cash equivalents	(45.7)	(55.6)	105.3
Cash and cash equivalents
Beginning of period	88.4	144.0	38.7

End of period	$42.7	$88.4	$144.0

See accompanying notes to Consolidated Financial Statements

Carlisle Companies Incorporated
Consolidated Statement of Shareholders' Equity
(dollars in millions, except share and per share amounts)

	Comprehensive Income	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Cost of Shares in Treasury	Total Shareholders' Equity
Balance at December 31, 2005		$78.7	$10.3	$2.8	$835.7	$(173.5)	$754.0
Net income	$217.1	—	—	—	217.1	—	217.1
Other comprehensive income, net of tax	8.6	—	—	8.6	—	—	8.6

Comprehensive income	$225.7						—
Adjustment for initially applying SFAS No. 158, net of tax		—	—	(3.0)	—	—	(3.0)
Cash dividends—$0.52 per share		—	—	—	(32.0)	—	(32.0)
Stock based compensation other(1)		—	16.8	—	—	5.9	22.7

Balance at December 31, 2006		78.7	27.1	8.4	1,020.8	(167.6)	967.4
Net income	$215.6	—	—	—	215.6	—	215.6
Other comprehensive income, net of tax	1.1	—	—	1.1	—	—	1.1

Comprehensive income	$216.7
Adjustment for initially applying FIN 48		—	—	—	(2.1)	—	(2.1)
Cash dividends—$0.56 per share		—	—	—	(34.7)	—	(34.7)
Stock based compensation other(1)		—	25.7	—	—	5.9	31.6
Purchase of 1,495,133 treasury shares		—	—	—	—	(60.0)	(60.0)

Balance at December 31, 2007		78.7	52.8	9.5	1,199.6	(221.7)	1,118.9
Net income	$55.8	—	—	—	55.8	—	55.8
Other comprehensive income, net of tax	(49.5)	—	—	(49.5)	—	—	(49.5)

Comprehensive income	$6.3
Adjustment for initially applying the measurement date provisions of FAS 158		—	—	0.5	(0.5)	—	—
Cash dividends—$0.60 per share		—	—	—	(36.6)	—	(36.6)
Stock based compensation other(1)		—	9.3	—	—	1.0	10.3
Purchase of 122,258 treasury shares		—	—	—	—	(4.8)	(4.8)

Balance at December 31, 2008		$78.7	$62.1	$(39.5)	$1,218.3	$(225.5)	$1,094.1

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

Basis of Consolidation

        The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions and accounts have been eliminated. The Company's fiscal year-end is December 31.

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

Notes to Consolidated Financial Statements (Continued)

Note 1—Summary of Accounting Policies (Continued)

customer accounts for risk of loss. Changes in economic conditions in specific markets in which the Company operates could have an effect on reserve balances required.

Inventories

        Inventories for continuing and discontinued operations are valued at the lower of cost or market on the first-in, first-out basis. Cost of inventories includes raw materials, direct labor and manufacturing overhead based on practical capacity.

Deferred Revenue and Extended Product Warranty

        The Company offers extended warranty contracts on sales of certain products; the most significant being those offered on its installed roofing systems within the Construction Materials segment. The lives of these warranties range from five to thirty years. All revenue for the sale of these contracts is deferred and amortized on a straight-line basis over the life of the contracts. Current costs of services performed under these contracts are expensed as incurred. The Company also records a loss and a corresponding reserve if the total expected costs of providing services under the contract exceed unearned revenues. The Company estimates total expected warranty costs using standard quantitative measures based on historical claims experience and management judgment. See Note 16.

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

Patents, Goodwill and Other Intangible Assets

        The Company accounts for patents, goodwill and intangible assets in accordance with SFAS 142, Goodwill and Other Intangible Assets ("SFAS 142"). Patents and other intangible assets are recorded at cost. Intangible assets that are subject to amortization are amortized on a straight-line basis over their useful lives. Goodwill and intangible assets with indefinite useful lives are not subject to amortization, but

Notes to Consolidated Financial Statements (Continued)

Note 1—Summary of Accounting Policies (Continued)

are tested at least annually for impairment. The Company principally uses discounted cash flow models in evaluating goodwill, but may use other measures when appropriate. Costs allocated to patents and other intangible assets of acquired companies are based on estimated fair market value at the date of acquisition. See Note 6—Goodwill, Patents and Other Intangible Assets.

Pension and Other Post Retirement Benefits

        The Company maintains defined benefit retirement plans for certain employees. The annual net periodic expense and benefit obligations related to these plans are determined on an actuarial basis. This determination requires assumptions to be made concerning the discount rate, long-term return on plan assets and increases to compensation levels. These assumptions are reviewed periodically by management in consultation with its independent actuary. Changes in the assumptions to reflect actual experience can result in a change in the net periodic expense and accrued benefit obligations. The defined benefit plans' assets consist primarily of publicly-listed common stocks and corporate bonds, and the market value of these assets is determined under the fair value method. The Company adopted a December 31 measurement date for valuation purposes. Deviations of actual results as compared to expected results are recognized over a five-year period. The expected rate of return on plan assets was 8.5% for the 2008 valuation. While the Company believes 8.5% is a reasonable expectation based on the plan assets' mix of fixed income and equity investments, significant differences in actual experience or significant changes in the assumptions used may materially affect the pension obligations and future expense. The effects of a 0.25% increase or decrease in the expected rate of return would change the Company's estimated 2009 pension expense by approximately $0.4 million. The assumed discount rate was 6.73% for the 2008 valuation. The effects of a 0.25% increase or decrease in the assumed discount rate would change the Company's total pension benefit obligation by approximately $3.5 million. The Company has used an assumed rate of compensation increase of 4.29% for the 2008 valuation. This rate is not expected to change in the foreseeable future and is slightly higher than the Company's actual rate of compensation increase over the past few years.

        The Company also has a limited number of unfunded post-retirement benefit programs that provide certain retirees with medical and prescription drug coverage. The annual net periodic expense and benefit obligations of these programs are also determined on an actuarial basis and are subject to assumptions on the discount rate and increases in compensation levels. The Company adopted a December 31 measurement date in 2008. In prior years a September 30 measurement date was used. The discount rate used for the 2008 valuation was 6.73%. The effects of a 1% increase or decrease in assumed health care cost trend rates would not be material. Like the defined benefit retirement plans, these plans' assumptions are reviewed periodically by management in consultation with its independent actuary. Changes in the assumptions can result in a change in the net periodic expense and accrued benefit obligations.

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

Notes to Consolidated Financial Statements (Continued)

Note 1—Summary of Accounting Policies (Continued)

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

        The Company's international operations are exposed to translation risk when the local currency financial statements are translated into U.S. Dollars. Carlisle monitors this risk, but at December 31, 2008, had no contracts in place for hedging net investment risk.

        Currency valuation risk is considered minimal. At December 31, 2008 the Company had no material currency hedges in place. Less than 6% of the Company's 2008 revenues are in currencies other than the U.S. Dollar.

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

Employee and Non-Employee Stock-based Compensation Arrangements

Stock Options

        The Company accounts for awards of stock-based compensation based on the fair-value method. Compensation expense for stock options granted is recognized using the accelerated method under SFAS 123(R).

        Compensation cost for the years ended December 31, 2008, 2007 and 2006, was estimated using the Black-Scholes model, with the following assumptions:

	Years Ended December 31
	2008	2007	2006
Expected dividend yield	1.7%	1.3%	1.4%
Expected life in years	5.50	5.59	5.65
Expected volatility	26.9%	25.0%	25.7%
Risk-free interest rate	1.9% - 3.6%	4.7% - 5.1%	4.6% - 5.0%
Weighted average fair value	$7.99	$23.55	$19.27

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

Notes to Consolidated Financial Statements (Continued)

Note 1—Summary of Accounting Policies (Continued)

  Restricted Stock and Restricted Stock Units

        Compensation expense is recognized over the vesting period based on the closing stock prices on the grant date of the restricted stock and the restricted stock units. As compensation expense is recognized, Additional paid-in capital is increased in shareholders' equity. The restricted stock and restricted stock unit receives or accrues the same dividend as common shares outstanding.

Earnings Per Share

        Basic earnings per share excludes the dilutive effects of potentially dilutive options, warrants and convertible securities. Diluted earnings per share reflects the potential dilution that would occur if options, warrants or other convertible securities were exercised. Restricted shares are considered options for purposes of calculating earnings per share. Differences between basic and diluted earnings per share of the Company are the effect of dilutive stock options and restricted shares. Stock options to purchase approximately 2,313,335 shares in 2008, 200,000 shares in 2007 and 1,500 shares in 2006 were excluded from the calculation of potentially dilutive options as such options had exercise prices in excess of the average market value of the Company's common stock during these periods.

Foreign Currency Translation

        The Company has determined that the local currency is the functional currency for the majority of its subsidiaries outside the United States. Assets and liabilities of these operations are translated at the exchange rate in effect at each year-end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included as a component of shareholders' equity in Accumulated other comprehensive income. Gains and losses from foreign currency transactions and from the remeasurement of foreign entities where the functional currency is the U.S. Dollar are included in Other non-operating income, net.

Reclassifications and Restatements

        Certain reclassifications have been made to 2007 and 2006 information to conform to the current year's presentation.

        The Consolidated Statements of Earnings and Comprehensive Income have been retrospectively adjusted to reflect the effects of discontinued operations. In addition, the Consolidated Balance Sheets have been restated to show separately assets held for sale and the liabilities associated with those assets. Segment information presented in Note 20 has also been restated from prior year's presentation to reflect discontinued operations and assets held for sale. See Note 17 for more detail regarding discontinued operations.

New Accounting Pronouncements Adopted

        In December 2006, the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158 ("SFAS 158"), Employers' Accounting for Defined Benefit and Other Postretirement Plans. For the year ending 2008, the Company is required under SFAS 158 to change its measurement date for its post-retirement benefit plans from September 30 to December 31. Accordingly, the Company has measured its post-retirement benefit plans as of its year-end close date this year, and has elected to use the "15-month" approach to proportionally allocate the transition adjustment

Notes to Consolidated Financial Statements (Continued)

Note 1—Summary of Accounting Policies (Continued)

required under SFAS 158. The Company elected to record the net periodic benefit cost for the transition period at the end of the fiscal year in retained earnings, resulting in a $0.5 million decrease in retained earnings.

        In January 2008, the Company adopted SFAS No. 157, Fair Value Measurements ("SFAS 157") for financial assets and liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies only for fair value measurements that are already required or permitted by other accounting standards (except for measurements of share-based payments) and is intended to increase the consistency of those measurements. Accordingly, SFAS 157 does not require any new fair value measurements. The adoption of this standard had no material effect on the Company's statement of earnings or financial position. FASB Staff Position (FSP) No. FAS 157-2 deferred the effective date of SFAS 157 by one year for certain types of non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, thus the Company will adopt the provisions of this standard as it relates to the fair value measurement of non-financial assets and liabilities effective January 1, 2009. The adoption is not expected to have a material effect on the Company's Consolidated Financial Statements.

New Accounting Standards

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51. These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS Nos. 141(R) and 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Thus, the Company is required to adopt these standards on January 1, 2009. Earlier adoption is prohibited. The Company does not expect the adoption of SFAS Nos. 141(R) and 160 to have a material impact on the consolidated financial statements.

        In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets, ("FSP 142-3"). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other U.S. generally accepted accounting principles. This FSP is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, and will be applied prospectively to future business combinations. Thus, the Company is required to adopt these standards on January 1, 2009.

        In November 2008, the Emerging Issues Task Force issued EITF Issue No. 08-06, "Equity Method Investment Considerations", ("EITF 08-06"), which clarifies the accounting for certain transactions involving equity method investments. This interpretation is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and interim periods within those years. The Company is currently assessing the potential impact of EITF 08-06, which will be adopted in 2009.

        In December 2008, the FASB issued FASB Staff Position FSP 132(R)-1, "Employers Disclosures about Postretirement Benefit Plan Assets", ("FSP 132(R)-1"), which provides additional guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP 132(R)-1 is effective for financial statements issued for fiscal years ending after December 15, 2009. The

Notes to Consolidated Financial Statements (Continued)

Note 1—Summary of Accounting Policies (Continued)

company will adopt this interpretation in 2010, which will result in increased disclosures in the financial statements related to defined benefit plan assets.

        Other new pronouncements issued but not effective until after December 31, 2008 are not expected to have a significant effect on the Company's consolidated financial statements.

Note 2—Fire Loss

        On November 16, 2008, a fire occurred at the tire and wheel plant in Bowdon, GA, where the building and the majority of the machinery, equipment, records and other assets were destroyed. The Company had property insurance coverage on the plant. Discussions are underway with the insurance carrier regarding the Company's claims on the loss of the building, the loss of business personal property, and the loss related to the business interruption.

        In order to service customers, partial operations were initiated at a leased facility in Heflin, AL, and some production was transferred to other tire and wheel plants.

        As a result of the fire, gross assets in the Transportation Products segment, primarily building, equipment and inventory, were written down by approximately $16.8 million, together with the associated accumulated depreciation of those assets in the amount of $2.2 million. This write-off resulted in a decrease in the net book value of assets of approximately $14.6 million. In addition, at December 31, 2008, approximately $2.4 million of miscellaneous fire-related expenses were incurred, primarily comprised of $1.2 million of clean-up costs and $0.8 million of employee costs for time not worked.

        At December 31, 2008, approximately $16.9 million was included in Prepaid expenses and other current assets for a portion of the expected insurance reimbursements. The full amount of expected insurance reimbursements is not currently estimable; however, it is probable that the full amount of the loss will be recovered, except for the $0.1 million deductible. Initial payments of $2.0 million have been received from the insurance carrier. One of three of the Company's insurance carriers for this claim is a subsidiary of American International Group, which has recently relied on U.S. government funding. Although no unusual delays have been experienced during the insurance claim process, this could affect the insurance carrier's ability to pay the remaining claims receivable.

        In the fourth quarter of 2008, the net Other non-operating expense related to the fire was $0.1 million. This included the asset write-down of $14.6 million and the $2.4 million of miscellaneous fire-related expenses incurred, offset by the $16.9 million receivable.

Note 3—Receivables Facility

        The Company maintains an agreement (the "Receivables Facility") with a financial institution whereby it sells on a continuous basis an undivided interest in certain eligible trade accounts receivable. Pursuant to the Receivables Facility, the Company formed a wholly-owned, special purpose, bankruptcy-remote subsidiary ("SPV"). The financial position and results of operations of the SPV are consolidated with the Company. The SPV was formed for the sole purpose of buying and selling receivables generated by the Company. Under the Receivables Facility, the Company, irrevocably and without recourse, transfers all applicable trade accounts receivables to the SPV. The SPV, in turn, has sold and, subject to certain conditions, may from time to time sell an undivided interest in these receivables and is permitted to receive advances of up to $150.0 million from the conduit administered by an independent financial institution for the sale of such an undivided interest. The retained interest is subordinate to, and provides credit enhancement for, the conduit's ownership interest in the SPV's receivables, and is available to the conduit

Notes to Consolidated Financial Statements (Continued)

Note 3—Receivables Facility (Continued)

to pay any fees or expenses due to the conduit, and to absorb all credit losses incurred on any of the SPV's receivables.

        All receivables serviced by the SPV at December 31, 2008 and December 31, 2007, including the amounts outstanding, are included in Receivables in the Company's Consolidated Balance Sheets at their fair value. At December 31, 2008, the receivables serviced by the SPV totaled $214.0 million, including the $100.0 million outstanding. At December 31, 2007, the receivables serviced by the SPV totaled $268.6 million, including the $15.0 million outstanding. The related borrowings are reflected in Short-term debt, including current maturities. Refer to Note 7.

        The interest rate on amounts outstanding under the Receivables Facility was 2.32% and 5.47% at December 31, 2008 and December 31, 2007, respectively. Securitization expenses for 2008 and 2007 totaling $0.9 million and $1.0 million, respectively, are included in Interest expense, net. For the first eight months of 2007 and for the year ended December 31, 2006, the Company's loss on the sales of receivables under the former securitization facility was reported in Other non-operating income, net and amounted to $3.5 million and $4.3 million, respectively.

Note 4—Inventories

        The Company is a diversified manufacturing entity comprised of multiple domestic and international companies that operate as distinct businesses manufacturing different products.

        The components of inventories at December 31 are as follows:

In millions	2008	2007*
Finished goods	$288.1	$311.3
Work-in-process	34.9	30.5
Raw materials	152.9	149.8
Reserves and variances—net	10.8	2.2

	486.7	493.8
Inventories associated with assets held for sale	(62.5)	(71.8)

Inventories	$424.2	$422.0

    *
    2007 amounts have been reclassified to reflect assets held for sale of discontinued operations, see Notes 1 and 17.

Notes to Consolidated Financial Statements (Continued)

Note 5—Property, Plant and Equipment

        The components of property, plant and equipment at December 31 are as follows:

In millions	2008	2007*
Land	$29.3	$30.0
Buildings and leasehold improvements	279.1	292.9
Machinery and equipment	673.5	707.8
Projects in progress	32.8	45.2

	1,014.7	1,075.9
Accumulated depreciation	(497.1)	(535.7)
Property, plant and equipment, net, associated with assets held for sale	(46.9)	(76.3)

Property, plant and equipment, net	$470.7	$463.9

    *
    2007 amounts have been reclassified to reflect assets held for sale of discontinued operations, see Notes 1 and 17.

        During 2008 and 2007, the Company capitalized interest in the amount of $1.5 million and $1.7 million, respectively.

Note 6—Goodwill, Patents and Other Intangible Assets

        The changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2007 are as follows:

In millions	Construction Materials	Transportation Products	Applied Technologies	Specialty Products	Total
Balance at January 1, 2007	$32.8	$99.7	$68.3	$108.9	$309.7
Goodwill acquired during year	52.7	—	1.6	—	54.3
Currency translation	0.8	0.4	—	0.2	1.4

Balance at December 31, 2007	$86.3	$100.1	$69.9	$109.1	$365.4
Goodwill acquired during year	—	—	151.8	—	151.8
Impairment losses	—	—	—	(82.5)	(82.5)
Purchase accounting adjustments	2.4	—	0.1	—	2.5
Currency translation	(0.4)	(0.5)	—	(0.5)	(1.4)

Balance at December 31, 2008	$88.3	$99.6	$221.8	$26.1	$435.8

        During the year ended December 31, 2008, the Company recognized intangible asset and goodwill impairment losses under SFAS 142 in connection with its decision to pursue the disposition of its power transmission belt ("power transmission belt business") and on-highway brake business ("on-highway brake business"). The impairment was based on fair value using earnings multiples of disposal valuations of comparable businesses. The impairment losses for goodwill of $82.5 million included in Specialty Products are set forth in the table above. Net impairment losses for other intangible assets were recognized totaling approximately $6.0 million and consisted of $4.0 million for trademarks, $0.6 million for patents, $0.2 million for software, and $1.2 million for customer relationships. These impairment losses are described in more detail in Note 17.

Notes to Consolidated Financial Statements (Continued)

Note 6—Goodwill, Patents and Other Intangible Assets (Continued)

        The Company's Patents and other intangible assets, net at December 31, 2008, are as follows:

In millions	Acquired Cost	Accumulated Amortization	Net Book Value
Assets subject to amortization
Patents	$9.0	$(7.1)	$1.9
Customer relationships	134.6	(13.8)	120.8
Other	7.6	(2.3)	5.3
Assets not subject to amortization
Trade names	18.3	—	18.3

Patents and other intangible assets, net	$169.5	$(23.2)	$146.3

        The Company's Patents and other intangible assets, net at December 31, 2007, are as follows:

In millions	Acquired Cost	Accumulated Amortization	Net Book Value
Assets subject to amortization
Patents	$9.0	$(7.5)	$1.5
Customer relationships	24.7	(5.2)	19.5
Other	4.4	(2.9)	1.5
Assets not subject to amortization
Trade names	10.1	—	10.1

Patents and other intangible assets, net	$48.2	$(15.6)	$32.6

        Estimated amortization expense over the next five years is as follows: $10.7 million in 2009, $10.7 million in 2010, $10.3 million in 2011, $9.4 million in 2012 and $8.8 million in 2013.

Note 7—Borrowings

        Borrowings under short-term credit lines and long-term debt include:

In millions	2008	2007
6.125% senior notes due 2016, net of unamortized discount
of ($0.9) and ($1.0) respectively	$149.1	$149.0
6.70% senior notes due 2008	—	100.0
Accounts receivable securitization facility	100.0	15.0
Revolving credit lines	135.0	20.0
Industrial development and revenue bonds through 2018	7.3	20.0
Other, including capital lease obligations	6.9	6.9
Short-term credit lines	2.0	10.5

	$400.3	$321.4
Less short-term debt, including current maturities and
industrial revenue and development bonds	(127.0)	(58.6)

Long-term debt	$273.3	$262.8

Notes to Consolidated Financial Statements (Continued)

Note 7—Borrowings (Continued)

        On July 12, 2007, the Company replaced its $300.0 million revolving credit facility with a five-year $400.0 million revolving credit facility in order to increase the facility size, extend tenor, reduce pricing and improve certain other provisions. Effective March 31, 2008, the Company exercised the expansion option under its $400.0 million revolving credit facility to increase the facility size to $500.0 million in order to provide additional borrowing availability.

        The Company utilized the revolving credit facility to redeem certain bonds payable of $100.0 million which matured May 15, 2008, and were included in Long-term debt at December 31, 2007. Borrowings under the revolving credit facility totaled $135.0 million at December 31, 2008. Based on the Company's expected future cash flow needs, the Company expects $110.0 million of these borrowings to be outstanding beyond the twelve-month period immediately following December 31, 2008, as the revolving credit facility does not expire until July 2012. Therefore, $110.0 million of borrowings under the revolving credit facility is included in Long-term debt at December 31, 2008, with the remaining $25.0 million of borrowings included in Short-term debt, including current maturities. Borrowings under this facility totaled $20.0 million at December 31, 2007 and were included in Short-term debt, including current maturities. At December 31, 2008, the Company had $359.9 million available under the revolving credit facility. The facility provides for grid-based interest pricing based on the credit rating of the Company's senior unsecured bank or other unsecured senior debt and the Company's utilization of the facility. The average interest rate of the revolving credit facility for 2008 and 2007 was 3.14% and 5.71%, respectively.

        On July 16, 2008, the Company renewed its $150.0 million accounts receivable securitization facility. This securitization facility is treated as a borrowing for accounting purposes and the related debt of $100.0 million and $15.0 million at December 31, 2008 and December 31, 2007, respectively, is reflected in Short-term debt, including current maturities. At December 31, 2008, $20.4 million was available under the Company's $150.0 million accounts receivable securitization facility. The average interest rate on the facility was 3.19% and 5.83% for 2008 and 2007, respectively.

        The Company also maintains a $55.0 million uncommitted line of credit of which $2.0 million was outstanding at December 31, 2008 and $10.5 million was outstanding at December 31, 2007. At December 31, 2008, $53.0 million was available under this facility. The average interest rate on the uncommitted line was 3.22% for 2008 and 5.65% for 2007.

        Letters of credit amounting to $36.2 million and $46.6 million were outstanding at December 31, 2008 and December 31, 2007, respectively, primarily to provide security under insurance arrangements and certain borrowings.

        Under the Company's various debt and credit facilities, the Company is required to meet various restrictive covenants and limitations, including certain net worth, cash flow ratios and limits on outstanding debt balances held by certain subsidiaries. The Company was in compliance with all covenants and limitations in 2008 and 2007.

        The industrial development and revenue bonds are collateralized by letters of credit, Company guarantees and/or by the facilities and equipment acquired through the proceeds of the related bond issuances. The weighted average interest rates on the revenue bonds for 2008 and 2007 were 3.43% and 4.54%, respectively. The Company estimates the fair value of its industrial development and revenue bonds approximates their carrying value.

        Other borrowings for 2008 and 2007 include capital lease obligations of $6.6 million and $6.3 million, respectively, for the funding of production facility expansions. The weighted average interest rate on these borrowings was 13.28% in 2008 and 2007.

Notes to Consolidated Financial Statements (Continued)

Note 7—Borrowings (Continued)

        Cash payments for interest were $23.5 million in 2008, $26.2 million in 2007, and $20.6 million in 2006. Interest expense, net is shown net of interest income of $1.2 million in 2008, $11.5 million in 2007, and $3.5 million in 2006.

        The aggregate amount of short-term and long-term debt maturing in each of the next five years is approximately $237.0 million in 2009, $0.4 million in 2010, 2011, 2012, and 2013, and $162.6 million thereafter.

        The fair value of the Company's senior notes is based on current year yield rates plus the Company's estimated credit spread available for financings with similar terms and maturities. At December 31, 2008, the fair value of the Company's 6.125% senior notes, using the Level 2 method of input, is approximately $125.0 million. Refer to Note 19 on Fair Value Measurements.

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

        On May 15, 2007, the Company executed forward exchange contracts with a total notional amount of $95.0 million to hedge the Company's foreign currency exposure of its net investment in its European roofing joint venture ("Icopal") denominated in Danish Kroner. These contracts were designated as economic hedges of a net investment and were deemed effective at the origination date. Upon the sale of Icopal on July 31, 2007, these hedges were redesignated as non-hedging derivatives and any change in the value of the derivatives is reflected in Other income, net. On September 28, 2007, the Company executed forward exchange contracts with a notional amount of $95.0 million to offset the remeasurement of the short-term investment created by the sale of Icopal which was denominated in Danish Kroner. These contracts were designated as non-hedging derivatives. These contracts were terminated on December 14, 2007. The termination of the aforementioned forward exchange contracts resulted in the recognition of $6.8 million of losses reflected in Other non-operating income, net, in 2007 which were partially offset by a $5.7 million foreign exchange gain related to the cash generated by the sale of Icopal denominated in Danish Kroner.

        On November 14, 2006, the Company entered into treasury lock contracts with a notional amount of $100.0 million to hedge the cash flow variability on forecasted debt interest payments associated with changes in interest rates. These contracts were designated as cash flow hedges and were deemed effective at the origination date. On September 30, 2008, the Company terminated the treasury lock contracts resulting in a loss of $7.7 million ($4.8 million, net of tax). During the fourth quarter of 2008, due to positive cash flows and unfavorable capital markets, the Company determined it would not issue the forecasted debt. As a result, the loss was recorded in Interest expense, net.

        On June 15, 2005, the Company entered into treasury lock contracts with a notional amount of $150.0 million to hedge the cash flow variability on forecasted debt interest payments associated with changes in interest rates. These contracts were designated as cash flow hedges and were deemed effective at the origination date. On August 15, 2006, the Company terminated the treasury lock contracts resulting in a gain of $5.6 million ($3.5 million, net of tax), which will be amortized to reduce interest expense until August 2016, the term of the interest payments related to the $150.0 million in notes issued on August 18, 2006. At December 31, 2008, the Company had a remaining unamortized gain of $4.3 million ($2.7 million,

Notes to Consolidated Financial Statements (Continued)

Note 8—Derivative Financial Instruments (Continued)

net of tax) which is reflected in Accumulated other comprehensive income on the Company's Consolidated Balance Sheets. Approximately $0.6 million ($0.4 million, net of tax) is expected to be amortized to reduce Interest expense, net in 2009.

Note 9—Acquisitions

        On April 28, 2008, the Company acquired 100% of the equity of Carlyle Incorporated ("Carlyle"), a leading provider of sophisticated aerospace and network interconnection solutions, for a purchase price of approximately $194 million. Carlyle is located in Tukwila, WA and is under the management direction of the interconnect technologies business, and operating results since the acquisition date have been included in the Applied Technologies segment. Although the Company is continuing to evaluate the purchase price allocation, the initial purchase price allocation resulted in goodwill of approximately $123.2 million and identified intangible assets of $75.0 million. Of the $75.0 million of identified intangible assets, $74.0 million was assigned to customer relationships with a useful life of 20 years and $1.0 million was assigned to covenants not-to-compete with a determinable useful life of 5 years. The goodwill from this acquisition is not deductible for tax purposes.

        On January 25, 2008, the Company acquired 100% of the equity of both Dinex International, Inc. and Proex, Inc. (collectively "Dinex"), leading suppliers of foodservice products to the healthcare and other institutional industries, for approximately $96 million. Dinex has facilities in Glastonbury, CT and Batavia, IL, and is under the management direction of the foodservice business, and operating results since the acquisition date have been included in the Applied Technologies segment. The purchase price allocation resulted in goodwill of approximately $28.5 million and identified intangible assets of $49.8 million. Of the $49.8 million of identified intangible assets, $8.0 million was assigned to trade names that are not subject to amortization, $37.0 million was assigned to customer relationships with a weighted average useful life of 15.9 years, $1.0 million was assigned to patents with a determinable useful life of 6 years, and the remaining $3.8 million was assigned to other intangible assets with a weighted average useful life of 6.5 years. The goodwill from this acquisition is deductible for tax purposes.

        On May 1, 2007, the Company acquired 100% of the equity of Insulfoam LLC ("Insulfoam") from Premier Industries, Inc., a leading manufacturer of block molded expanded polystyrene products used primarily as insulation in building and other construction applications, headquartered in Tacoma, WA, for approximately $168 million. Insulfoam is under the management direction of the construction materials business, and operating results since the acquisition date have been included in the Construction Materials segment. The purchase price allocation resulted in goodwill of approximately $55.2 million and identified intangible assets of $20.6 million. Of the $20.6 million of identified intangible assets, $10.3 million was assigned to the trade name that is not subject to amortization, while the remaining acquired intangibles of $10.3 million were allocated primarily to customer related intangibles, which are being amortized over the assets' determinable useful life of 9 years. The goodwill from this acquisition is deductible for tax purposes.

        On February 2, 2007, the Company acquired 100% of the equity of Meixian Tengfei Tyre Co., Ltd., a tire manufacturer, located in Guandong, China, for consideration of approximately $20 million. Operating results for this operation since the acquisition date are included in the Transportation Products segment. The purchase price was allocated to Property, plant and equipment, net, as it approximated the fair value of the assets purchased.

        On January 29, 2007, the Company purchased the assets of Dongguan Qiaotou Yichang Wire and Cable Assembly Factory, located in Guangdong, China, specializing in complex cable assemblies and wire harnesses for medical and industrial applications, for consideration of approximately $3 million and

Notes to Consolidated Financial Statements (Continued)

Note 9—Acquisitions (Continued)

contingent additional payments of up to $4 million based on the acquired company's future earnings. Operating results for this operation since the acquisition date are included in the Applied Technologies segment. The purchase price allocation resulted in goodwill of approximately $1.5 million and identified intangible assets of $1.0 million with a weighted-average life of 5.7 years. Identified intangible assets consist primarily of customer relationships valued at $0.7 million, with a weighted-average life of 4 years, and other agreements valued at $0.3 million with a weighted-average life of 9 years. The goodwill from this acquisition is not deductible for tax purposes.

Note 10—Shareholders' Equity

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

Note 11—Employee and Non-Employee Stock Options & Incentive Plans

        The Company maintains an Executive Incentive Program (the "Program") for executives and certain other employees of the Company and its operating divisions and subsidiaries. On April 20, 2004, the Program was amended by shareholder approval to allow for awards of stock options, restricted stock, stock appreciation rights, performance shares and units or other awards based on Company stock. Shares issued under these plans are issued from Treasury. At December 31, 2008, 2,233,035 shares were available for grant under this plan; 2,210,880 of which were available for the issuance of restricted and performance shares. The Company also maintains an equity plan for its non-employee directors, with the same terms and conditions as the Program. At December 31, 2008, 350,390 shares were available for grant under this plan. Effective 2008, options issued under these plans vest one-third on the first anniversary of grant, one-third on the second anniversary of grant and the remaining one-third on the third anniversary of grant. With the exception of certain awards issued December 1, 1999 (the "December 1999 Grant") and certain awards for which vesting was accelerated on September 7, 2005, options issued under both these plans prior to 2008 vested one-third upon grant, one-third on the first anniversary of grant and the remaining one-third on the second anniversary of grant. Vesting for the December 1999 Grant was as follows: 10% on March 1, 2001; 30% on March 1, 2002; 60% on March 1, 2003; and 100% on March 1, 2004. All options, including the December 1999 Grant, have a maximum term life of 10 years.

        Compensation expense related to stock options granted under FAS 123(R) was $5.3 million before tax, or $3.6 million after tax ($0.06 per share, basic and diluted) for the year ended December 31, 2008. For the years ended December 31, 2007 and 2006, compensation expense related to stock options granted was

Notes to Consolidated Financial Statements (Continued)

Note 11—Employee and Non-Employee Stock Options & Incentive Plans (Continued)

$9.0 million and $3.5 million, respectively, before tax, or $6.0 million and $2.4 million after tax, respectively. The basic and diluted effect was $0.10 and $0.04 per share for the years ended December 31, 2007 and 2006, respectively. The 2007 compensation expense amount included an award of 200,000 options granted to executive management in June 2007, and additional expense related to the modification of vesting and termination provisions of certain stock option awards. Under SFAS 123(R), excess income tax benefits related to share-based compensation expense that must be recognized directly in equity are considered financing rather than operating cash flow activities. The amount of financing cash flows for these benefits was $0.1 million, $5.4 million and $3.7 million for the years ended December 31, 2008, 2007 and 2006, respectively. Unrecognized compensation cost related to stock options of $3.0 million at December 31, 2008 is to be recognized over a weighted average period of 1.7 years.

        Restricted shares awarded under the Program are generally released to the recipient after a period of three years; however, 56,700 and 100,000 shares awarded to executive management in February 2008 and June 2007, respectively, vest ratably over five years. At December 31, 2008, under the Company's restricted stock plan, 473,950 non-vested shares were outstanding. The number and weighted average grant-date fair value of restricted shares issued in each of the last three years was as follows: in 2008, 247,805 shares were issued at a weighted average fair value of $33.23; in 2007, 182,680 shares were issued at a weighted average fair value of $44.90; and in 2006, 95,440 shares were issued at a weighted average fair value of $34.80. Compensation expense related to restricted stock awards of $6.7 million, $4.6 million and $3.3 million were recognized for the years ended December 31, 2008, 2007 and 2006, respectively. Unrecognized compensation cost related to restricted stock awards of $8.8 million at December 31, 2008 is to be recognized over a weighted average period of 2.6 years.

        Stock option activity under the Company's employee and non-employee stock-based plans was as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2005	2,297,094	$24.12
Options granted	379,000	34.50
Options exercised	(700,338)	20.33
Options cancelled	(10,666)	27.70

Outstanding at December 31, 2006	1,965,090	$27.43
Options granted	713,000	43.29
Options exercised	(616,822)	23.22
Options cancelled	(6,000)	33.21

Outstanding at December 31, 2007	2,055,268	$34.18
Options granted	794,890	33.25
Options exercised	—	—
Options cancelled	(36,155)	34.65

Outstanding at December 31, 2008	2,814,003	$33.91

        There were no options exercised during the year ended December 31, 2008. The total intrinsic value of options exercised during the years ended December 31, 2007 and 2006 was $13.8 million and $13.6 million, respectively. The weighted average contractual term of options outstanding at December 31, 2008 and 2007 was 7.26 and 7.54 years, respectively.

Notes to Consolidated Financial Statements (Continued)

Note 11—Employee and Non-Employee Stock Options & Incentive Plans (Continued)

        At December 31, 2008, 2007 and 2006, 1,812,935, 1,458,936 and 1,667,758 options were exercisable, with a weighted average exercise price of $32.96, $31.18 and $26.25, respectively. The weighted average contractual term of options exercisable at December 31, 2008 was 6.28 years.

        The fair value of shares vested during 2008 and 2007 was $4.0 million and $4.7 million, respectively.

        The aggregate intrinsic value of options outstanding and exercisable at December 31, 2008 and 2007 was $0.3 million and $12.4 million, respectively.

Note 12—Other Comprehensive Income (Loss)

        The change in Accumulated other comprehensive income (loss) has no impact on Net income but is reflected in the Consolidated Balance Sheets through adjustments to Shareholders' equity. Other comprehensive income (loss) is derived from adjustments to reflect the accrued post-retirement benefit liability, foreign currency translation adjustments, and unrealized gains (losses) on hedging activities. The components of Other comprehensive income (loss) are as follows:

In millions	Pre-Tax Amount	Tax Expense (Benefit)	After-Tax Amount
Year Ended December 31, 2006
Minimum pension liability	$(2.4)	$(0.9)	$(1.5)
Foreign currency translation	9.4	2.7	6.7
Income on hedging activities	5.6	2.2	3.4

Other comprehensive income	$12.6	$4.0	$8.6

Year Ended December 31, 2007
Accrued post-retirement benefit liability	$12.4	$4.7	$7.7
Foreign currency translation	(11.1)	(6.8)	(4.3)
Loss on hedging activities	(4.0)	(1.7)	(2.3)

Other comprehensive (loss) income	$(2.7)	$(3.8)	$1.1

Year Ended December 31, 2008
Accrued post-retirement benefit liability	$(60.7)	$(22.8)	$(37.9)
Foreign currency translation	(13.9)	—	(13.9)
Income on hedging activities	3.6	1.3	2.3

Other comprehensive loss	$(71.0)	$(21.5)	$(49.5)

Notes to Consolidated Financial Statements (Continued)

Note 12—Other Comprehensive Income (Loss) (Continued)

        The accumulated balances for each classification of comprehensive income (loss) are as follows:

In millions	Foreign Currency Items	Accrued Post-Retirement Benefit Liability	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2006	$22.5	$(16.9)	$2.8	$8.4
Net current period change	10.6	6.2	(3.0)	13.8
Reclassification adjustment for realized (gains) losses included in net income	(14.8)	1.5	0.6	(12.7)

Balance at December 31, 2007	18.3	(9.2)	0.4	9.5
Net current period change	(13.9)	(38.4)	(3.1)	(55.4)
Reclassification adjustment for realized losses included in net income	—	0.5	5.4	5.9
FAS 158 impact on change in measurement date	—	0.5	—	0.5

Balance at December 31, 2008	$4.4	$(46.6)	$2.7	$(39.5)

Note 13—Retirement Plans

        The Company maintains defined benefit retirement plans for certain employees. Benefits are based primarily on years of service and earnings of the employee. On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS 158. SFAS 158 requires the Company to recognize the funded status of its defined benefit pension and post-retirement medical benefit plans in the Consolidated Statements of Earnings and Comprehensive Income, with a corresponding adjustment to Accumulated other comprehensive income, net of tax. The adjustment to Accumulated other comprehensive income at adoption represented the net unrecognized actuarial losses, unrecognized prior service costs, and unrecognized transition obligation remaining from the initial adoption of SFAS 87, all of which were previously netted against the plan's funded status in the Company's Consolidated Balance Sheets pursuant to the provisions of SFAS 87. Beginning in 2007, these amounts were recognized as net periodic pension costs pursuant to the Company's accounting policy for amortizing such amounts. Also beginning in 2007, actuarial gains and losses that were not recognized as net periodic pension costs in the same period are recognized as a component of Other comprehensive income. These amounts will be subsequently recognized as a component of net periodic pension costs on the same basis as the amounts recognized in Accumulated other comprehensive income prior to the adoption of SFAS 158.

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

        Included in Accumulated other comprehensive income at December 31, 2008, are the following amounts that have not yet been recognized in net periodic pension costs: unrecognized prior service cost of $0.1 million ($0.1 million, net of tax) and unrecognized actuarial losses of $73.7 million ($46.0 million, net of tax). The prior service cost and actuarial loss included in Accumulated other comprehensive income and expected to be recognized in net periodic pension costs during the year ended December 31, 2009, are $0.1 million credit ($0.1 million credit, net of tax), and $1.1 million ($0.7 million net of tax), respectively.

Notes to Consolidated Financial Statements (Continued)

Note 13—Retirement Plans (Continued)

        The reconciliation of the beginning and ending balances of the projected pension benefit obligation, the fair value of the plan assets and the ending accumulated benefit obligation are as follows:

In millions	2008	2007
Funded status
Projected benefit obligation
Beginning of year	$163.9	$171.2
Change in benefit obligation:
Service cost	6.3	5.1
Interest cost	12.2	9.6
Actuarial gain	(3.8)	(2.4)
Amendment / obligations acquired	0.2	—
Benefits paid	(17.3)	(19.6)

End of year	161.5	163.9

Fair value of plan assets
Beginning of year	165.5	131.1
Change in plan assets:
Actual return on plan assets	(48.6)	18.6
Company contributions	1.6	35.4
Benefits paid	(17.3)	(19.6)

End of year	101.2	165.5

(Unfunded) funded status end of year	$(60.3)	$1.6

Accumulated benefit obligation at end of year	$156.5	$159.5

        The accumulated benefit obligation differs from the projected pension benefit obligation in that it includes no assumption about future compensation levels.

        The plans' weighted-average asset allocation at December 31, 2008 and 2007 by asset category are as follows:

	2008	2007
U.S. equity securities	40%	44%
International equity securities	12%	15%
Fixed-income securities	36%	37%
Other	12%	4%
Cash	0%	0%

Plan assets at end of year	100%	100%

        The Company employs a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. Periodically the Company will modify the target asset allocation to enhance total return. The established target allocation is 55% equity securities, 35% fixed income securities and 10% alternative investments. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed-income investments. Equity investments are diversified across U.S. and international stocks, as well as

Notes to Consolidated Financial Statements (Continued)

Note 13—Retirement Plans (Continued)

growth, value, and large and small capitalizations. Investment risk is measured and monitored on an ongoing basis through investment portfolio reviews, annual liability measures and asset/liability studies.

        The Company adopted a measurement date of December 31 in 2008, as required by SFAS 158. As a result of the change in measurement date from the September 30, 2007 measurement date, the Company was required to record $0.7 million ($0.5 million after-tax), representing three months of the fifteen months pension expense to Retained Earnings with a corresponding adjustment to Accumulated other comprehensive income. The remaining twelve months of expense was recorded as expense in 2008.

        The Company's 2008 disclosures for its defined benefit retirement plan are determined based on a December 31 measurement date and a September 30 measurement date for the 2007 disclosures. A reconciliation of the funded status of the plan based on this measurement date and the asset (liability) recorded on the Company's balance sheet at December 31, 2008 and December 31, 2007 is set forth below:

In millions	2008	2007
Funded status	$(60.3)	$1.6
Fourth quarter contributions	—	0.1

Asset (liability) at end of year	$(60.3)	$1.7

        The net asset (liability) consists of the following amounts recorded on the Company's balance sheet at December 31, 2008 and 2007:

In millions	2008	2007
Noncurrent assets	$—	$14.3
Current liabilities	(1.0)	(1.4)
Noncurrent liabilities	(59.3)	(11.2)

Asset (liability) at end of year	$(60.3)	$1.7

        Minimum contributions to the Company's pension plan in 2009 are expected to be $8.9 million.

        Components of net periodic benefit cost for the years ended December 31 are as follows:

In millions	2008	2007	2006
Service cost	$5.0	$5.0	$5.6
Interest cost	9.8	9.6	9.5
Expected return on plan assets	(12.6)	(10.2)	(9.8)
Curtailment gain	—	—	(0.6)
Amortization of unrecognized net loss	0.6	1.5	1.5
Amortization of unrecognized prior service cost	(0.1)	—	(0.2)

Net periodic benefit cost	$2.7	$5.9	$6.0

        The curtailment income of $0.6 million in 2006 was due to the Company's sale of the systems and equipment businesses.

Notes to Consolidated Financial Statements (Continued)

Note 13—Retirement Plans (Continued)

        Assumptions for benefit obligations at December 31 are as follows:

	2008	2007
Discount rate	6.73%	6.35%
Rate of compensation increase	4.29%	4.29%
Expected long-term return on plan assets	8.50%	8.50%

        The Company bases its discount rate assumptions on a yield curve which provides better matching of the expected future retirement plan cash flows with projected yields.

        Assumptions for net periodic benefit cost for the years ended December 31 are outlined below:

	2008	2007	2006
Discount rate	6.35%	5.85%	5.65%
Rate of compensation increase	4.29%	4.29%	3.50%
Expected long-term return on plan assets	8.50%	8.50%	8.50%

        The Company considers several factors in determining the long-term rate of return for plan assets. Current market factors such as inflation and interest rates are evaluated and consideration is given to the diversification and rebalancing of the portfolio. The Company also looks to peer data and historical returns for reasonability and appropriateness.

        Additionally, the Company maintains retirement savings plans covering a significant portion of its employees. Expenses for these plans were approximately $10.2 million in 2008, $7.2 million in 2007 and $8.6 million in 2006. The Company also sponsors an employee stock ownership plan ("ESOP") as part of one of its existing savings plans. Costs for the ESOP are included in the previously stated expenses. The ESOP is available to eligible domestic employees and includes a match of contributions made by plan participants to the savings plan up to a maximum of 4.00% of a participant's eligible compensation, equally divided between cash and the Company's common stock for non-union employees. Union employees' match may vary and is based on negotiated union agreements. Participants are not allowed to direct their contributions to the savings plan to an investment in the Company's common stock. A breakdown of shares held by the ESOP at December 31 is as follows:

In millions	2008	2007	2006
Shares held by the ESOP	2.5	2.6	2.8

        The Company also has a limited number of unfunded post-retirement benefit programs. The Company's liability for post-retirement medical benefits is limited to a maximum obligation; therefore, the Company's liability is not materially affected by an assumed health care cost trend rate.

        Included in Accumulated other comprehensive income at December 31, 2008, are the following amounts that have not yet been recognized in net periodic retiree medical costs: unrecognized transition obligation of $0.1 million ($0.1 million, net of tax), unrecognized prior service cost of $0.2 million ($0.1 million, net of tax) and unrecognized actuarial losses of $0.6 million ($0.4 million, net of tax).

Notes to Consolidated Financial Statements (Continued)

Note 13—Retirement Plans (Continued)

        The reconciliation of the beginning and ending balances of the projected post-retirement benefit obligation is as follows:

In millions	2008	2007	2006
Benefit obligation at beginning of year	$2.6	$2.6	$12.6
Interest cost	0.2	0.1	0.5
Plan Amendments	—	0.2	—
Participant contributions	—	0.1	0.9
Curtailment Gain	—	—	(8.9)
Actuarial loss	—	(0.2)	(0.4)
Benefits paid	(0.3)	(0.2)	(2.1)

Benefit obligation at end of year	$2.5	$2.6	$2.6

        The Company's 2008 disclosures for its post-retirement medical benefit programs are determined based on a December 31 measurement date and the 2007 disclosures are determined based on a September 30 measurement date. The net liability consists of the following amounts recorded on the Company's balance sheet at December 31, 2008 and 2007:

In millions	2008	2007
Current liabilities	$(1.3)	$(0.2)
Noncurrent liabilities	(1.2)	(2.3)

Liability at end of year	$(2.5)	$(2.5)

        Company contributions in 2009 are expected to approximate 2008 contributions of $0.3 million.

        The Company's post-retirement medical benefit obligations were determined using an assumed discount rate of 6.73% and 6.35% at December 31, 2008 and 2007, respectively. The Company bases its discount rate assumptions on a yield curve which provides better matching of the expected future retirement plan cash flows with projected yields. The effects of a 1% increase or decrease in assumed health care cost trend rates would not be material.

        Components of net periodic post-retirement benefit costs for the years ended December 31 are as follows:

In millions	2008	2007	2006
Interest cost	$0.2	$0.2	$0.5
Curtailment gain	—	—	(5.7)
Amortization of unrecognized loss	0.1	0.1	0.2
Amortization of unrecognized net obligation	—	—	0.2

Net periodic benefit cost	$0.3	$0.3	$(4.8)

        The Company's post-retirement medical benefit cost for 2008, 2007 and 2006 was determined using an assumed discount rate of 6.35%, 5.85%, and 5.65%, respectively.

Notes to Consolidated Financial Statements (Continued)

Note 13—Retirement Plans (Continued)

        The following is a summary of estimated future benefits to be paid for the Company's defined benefit pension plan and post-retirement medical plan at December 31, 2008. Benefit payments are estimated based on the same assumptions used in the valuation of the projected benefit obligation:

In millions Year	Defined Benefit Retirement Plan	Post-Retirement Medical Plan
2009	$13.6	$0.2
2010	13.9	0.2
2011	14.2	0.3
2012	14.0	0.3
2013	14.5	0.2
2014 - 2018	75.6	1.1

Note 14—Income Taxes

        The provision for income taxes from continuing operations is as follows:

In millions	2008	2007	2006
Current expense
Federal	$55.0	$86.0	$58.8
State, local and other	10.9	11.3	7.5

	65.9	97.3	66.3

Deferred expense (benefit)
Federal	3.1	14.6	15.2
State, local and other	(0.7)	0.2	0.9

	2.4	14.8	16.1

Total provision	$68.3	$112.1	$82.4

        Deferred tax assets (liabilities) are comprised of the following at December 31:

In millions	2008	2007
Extended warranty	$21.1	$21.0
Inventory reserves	2.7	—
Doubtful receivables	5.5	5.6
Employee benefits	38.1	12.6
Foreign loss carryforwards	—	2.3
Less: valuation allowance	—	(1.2)
Deferred state tax attributes	7.1	7.5
Other, net	2.1	2.6

Gross deferred assets	76.6	50.4

Depreciation	(45.3)	(41.5)
Amortization	(50.2)	(36.9)
Inventory reserves	—	(5.9)
Unrepatriated foreign earnings	(19.6)	(19.6)

Gross deferred liabilities	(115.1)	(103.9)

Net deferred tax liabilities	$(38.5)	$(53.5)

Notes to Consolidated Financial Statements (Continued)

Note 14—Income Taxes (Continued)

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

        A reconciliation of taxes from continuing operations computed at the statutory rate to the tax provision is as follows:

In millions	2008	2007	2006
Federal income taxes at statutory rate on income from continuing operations	$76.2	$114.3	$90.5
Benefit for manufacturing deduction	(3.7)	(4.9)	(1.8)
State and local taxes, net of federal income tax benefit	3.9	4.7	4.6
Rate difference on foreign earnings	(7.5)	(2.2)	(5.2)
Effect of tax law changes	—	(0.1)	(4.3)
Other, net	(0.6)	0.3	(1.4)

	$68.3	$112.1	$82.4

Effective income tax rate on continuing operations	31.4%	34.3%	31.9%

        Cash payments for income taxes, net of refunds, were $68.3 million, $62.7 million and $87.7 million in 2008, 2007 and 2006, respectively.

        The Company's income before tax from U.S. and non-U.S. operations amounted to $88.3 million and $0.9 million, respectively, for the year ended December 31, 2008, $242.1 million and $80.7 million for 2007, and $256.8 million and $41.6 million for 2006. The Company has not provided U.S. tax on cumulative undistributed earnings of non-U.S. subsidiaries where such earnings are considered indefinitely reinvested. Generally, the Company has provided U.S. tax on cumulative undistributed earnings of non-consolidated foreign subsidiaries, where such earnings are not considered indefinitely reinvested. Below is a chart of unrepatriated earnings for the most current three years.

In millions	2008	2007	2006
Indefinitely reinvested	$145.9	$115.1	$73.2
Not indefinitely reinvested	56.9	56.9	23.6

Total	$202.8	$172.0	$96.8

        At December 31, 2008, the Company had foreign operating loss carryforwards in Denmark, which were not material. No net deferred tax benefit has been recognized with respect to these losses.

        The Company adopted the principles of Financial Interpretation No. 48 ("FIN 48"), effective January 1, 2007. The cumulative effect of the change in principle of accounting for uncertain tax positions was a 2007 charge to retained earnings of $2.1 million. A net increase of $0.5 million in the 2008 accrual was comprised of a reduction due to a settlement and an addition based on a tax position related to 2008. The settlement of the United Kingdom tax audit resulted in a $2.0 million reduction of the amount expensed for foreign tax. The total amount of unrecognized tax benefit at December 31, 2008 was $13.2 million. The Company classifies and reports interest and penalties associated with uncertain tax

Notes to Consolidated Financial Statements (Continued)

Note 14—Income Taxes (Continued)

positions as Income tax expense on the Consolidated Statements of Earnings and Comprehensive Income, and as Other long-term liabilities on the Consolidated Balance Sheets. The total amount of interest and penalties accrued at December 31, 2008 was $3.1 million. The entire balance accrued for uncertain tax positions at December 31, 2008, if recognized, would affect the Company's effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

In millions
Balance at January 1, 2008	$18.1
Additions based on tax positions related to current year	2.8
Additions for tax positions of prior years	0.5
Statute of limitations	(0.5)
Settlements	(2.3)

Balance at December 31, 2008	$18.6

        The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S federal income tax examinations for years through 2007. The Company is currently working with the IRS to complete its compliance assurance audit for tax year 2008. It is expected these matters will be resolved before the 2008 return is completed and filed. Substantially all material state and foreign tax matters have been concluded for tax years through 2003. Within the next twelve months state and foreign audits may conclude and affect the amount of unrecognized tax benefits. The amount of the change in unrecognized tax benefits that may result from audits within the next twelve months is not known.

Note 15—Other Long-Term Liabilities

        The components of other long-term liabilities are as follows:

In millions	December 31, 2008	December 31, 2007
Deferred taxes and other tax liabilities under FIN 48	$92.4	$103.8
Pension and other post-retirement obligations	60.5	12.0
Long-term warranty obligations	2.1	3.1
Other	4.8	6.3

Other long-term liabilities	$159.8	$125.2

Note 16—Commitments and Contingencies

        For its continuing and discontinued operations, the Company is obligated under various noncancelable operating leases for certain facilities and equipment. Rent expense was $21.9 million, $18.3 million and $16.8 million in 2008, 2007 and 2006, respectively. Future minimum payments under its various noncancelable operating leases in each of the next five years are approximately $21.0 million in 2009, $17.4 million in 2010, $13.8 million in 2011, $9.9 million in 2012, $6.4 million in 2013 and $16.6 million thereafter.

        At December 31, 2008, letters of credit amounting to $36.2 million were outstanding, primarily to provide security under insurance arrangements and certain borrowings.

Notes to Consolidated Financial Statements (Continued)

Note 16—Commitments and Contingencies (Continued)

        The Company has financial guarantee lines in place for certain of its operations in the U.S. and Europe to facilitate working capital needs, customer performance and payment, and warranty obligations. At December 31, 2008, the Company had issued guarantees of $1.4 million, of which an immaterial amount is recorded in current liabilities or Other long-term liabilities. The fair value of these guarantees is estimated to equal the amount of the guarantees at December 31, 2008, due to their short-term nature.

        During 2005, the Company sold certain assets and liabilities of its discontinued automotive components business which was part of a series of sales. Certain leases guaranteed by the Company expire in 2009 and 2011 and have total minimum lease payments of $1.1 million as of December 31, 2008. The Company believes that the current lessee will fulfill all obligations required by those lease agreements.

        The Company offers various warranty programs on its installed roofing systems, braking products, truck trailers, and refrigerated truck bodies. The change in the Company's aggregate product warranty liabilities for the period ended December 31 is as follows:

In millions	2008	2007
Beginning reserve	$7.4	$6.8
Liabilities assumed in acquisition	1.0	—
Current year provision	11.1	11.8
Current year claims	(12.3)	(11.2)

Ending reserve	$7.2	$7.4

        The amount of extended product warranty revenues recognized was $15.9 million for the year ended December 31, 2008, $15.2 million for the year ended December 31, 2007 and $14.5 million for the year ended December 31, 2006.

        Although the Company has entered into long-term purchase agreements for certain key raw materials, there were no take-or-pay contracts exceeding one year in place at December 31, 2008.

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

        The Company may be involved in various legal actions from time-to-time arising in the normal course of business. In the opinion of management, the ultimate outcome of such actions will not have a material adverse effect on the consolidated financial position of the Company, but may have a material impact on the Company's results of operations for a particular period. There were no material legal expenses recognized during the year ended December 31, 2008. As a result of the favorable resolution of certain legal actions and insurance proceeds, the Company recognized gains, net of legal fees, of $8.2 million during the year ended December 31, 2007 that were included in Other non-operating income, net.

        At December 31, 2008, approximately 4% of the Company's employees were covered by collective bargaining agreements. Collective bargaining agreements that will expire in 2009 cover approximately 3% of the Company's employees. It is uncertain at this time whether agreements will be reached without interruption of production, and the terms of the agreements ultimately reached could result in higher wage and benefit costs.

Notes to Consolidated Financial Statements (Continued)

Note 17—Discontinued Operations and Assets Held for Sale

        In the second quarter of 2008, in keeping with the Company's plan to simplify its business and focus attention on its remaining businesses and operating segments, the Company announced its decision to pursue disposition of both its power transmission belt business and its on-highway brake business. The Company intends to complete the sales of these businesses in 2009. In the second quarter of 2007, as part of its commitment to concentrate on its core businesses, the Company announced plans to exit the custom thermoset products molding operation ("thermoset molding operation"). In September 2006, the Company announced plans to exit the giftware business of the foodservice products business.

        The disposition of the thermoset molding operation was completed in 2008, and the disposition of the giftware business was completed in 2007. The assets of these operations have met the criteria for, and have been classified as "held for sale" in accordance with SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets ("SFAS 144"). In addition, results of operations for these businesses and any gains or losses recognized from their sale, are reported as "discontinued operations" in accordance with SFAS 144.

        Total assets held for sale at December 31 are as follows:

In millions	December 31, 2008	December 31, 2007
Assets held for sale:
Power transmission belt business	$101.9	$116.0
On-highway brake business	34.4	72.3
Thermoset molding operation	1.7	5.7

Total assets held for sale	$138.0	$194.0

        At December 31, 2008, the remaining assets of the thermoset molding operation consisted of the land and building formerly occupied by the operation.

        The major classes of assets and liabilities held for sale included in the Company's Consolidated Balance Sheets are as follows:

In millions	December 31, 2008	December 31, 2007
Assets held for sale:
Receivables	$26.0	$36.4
Inventories	62.5	71.8
Prepaid expenses and other current assets	1.6	2.7

Total current assets held for sale	90.1	110.9

Property, plant and equipment, net	46.9	76.3
Patents and other intangible assets, net	—	6.1
Other long-term assets	1.0	0.7

Total non-current assets held for sale	47.9	83.1

Total assets held for sale	$138.0	$194.0

Liabilities associated with assets held for sale:
Accounts payable	$8.6	$10.5
Accrued expenses	20.3	20.1

Total liabilities associated with assets held for sale	$28.9	$30.6

Notes to Consolidated Financial Statements (Continued)

Note 17—Discontinued Operations and Assets Held for Sale (Continued)

        Net sales and (loss) income before income taxes from discontinued operations were as follows:

In millions	December 31, 2008	December 31, 2007	December 31, 2006
Net sales:
Power transmission belt business	$138.7	$135.9	$139.6
On-highway brake business	62.0	64.2	66.4
Automotive components	—	—	0.4
Systems and equipment	—	0.9	173.6
Thermoset molding operation	5.4	10.8	13.1
Giftware business of foodservice products	—	0.9	2.3

Net sales for discontinued operations	$206.1	$212.7	$395.4

(Loss) income from discontinued operations:
Power transmission belt business	$(58.8)	$6.6	$10.3
On-highway brake business	(65.8)	(13.8)	(11.1)
Automotive components	(2.5)	(1.4)	(4.3)
Systems and equipment	0.3	6.9	49.5
Thermoset molding operation	(1.8)	(1.6)	(0.2)
Giftware business of foodservice products	—	(0.4)	(4.4)

(Loss) income from discontinued operations	$(128.6)	$(3.7)	$39.8

        Results for the year ended December 31, 2008 primarily reflected $124.2 million in pre-tax impairment charges in connection with the power transmission belt and on-highway brake businesses which were recognized under SFAS 142 and SFAS 144. At March 31, 2008, inventory with a carrying amount of $62.9 million was written down to its fair value of $51.9 million, resulting in an impairment charge of $11.0 million. Long-lived assets held and used with a carrying amount of $72.2 million were written down to their fair value of $47.5 million, resulting in an impairment charge of $24.7 million. Goodwill with a carrying amount of $82.5 million was written down to its fair value of $0, resulting in an impairment charge of $82.5 million. Patents and other intangible assets with a carrying amount of approximately $6.0 million were written down to their fair value of $0, resulting in an impairment charge of $6.0 million. The following table summarizes the impairment charge recognized in the first quarter of 2008:

(In millions)	Pre-Tax Impairment Charges
Inventory	$11.1
Property, plant and equipment, net	24.7
Goodwill	82.5
Patents and other intangible assets, net	5.9

Total pre-tax impairment charges	$124.2

        Results for the year ended December 31, 2008 also include the accrual of certain workers' compensation claims that remain the Company's liability following the disposition of several businesses over the past few years. In 2006, the Company completed the sale of the systems and equipment businesses. A pre-tax gain of $41.3 million was recognized in 2006, with further pre-tax gains of $5.8 million recognized in 2007.

Notes to Consolidated Financial Statements (Continued)

Note 18—Exit and Disposal Activities

        The following table represents the effects of exit and disposal activities not related to discontinued operations on the Company's Consolidated Statements of Earnings for the years ended December 31:

In millions	2008	2007	2006
Cost of goods sold	$2.0	$—	$—
Selling and administrative expenses	1.1	—	—
Other operating expense	5.8	2.0	—

Total exit and disposal costs	$8.9	$2.0	$—

        Exit and disposal activities by type of charge for the years ended December 31 were as follows:

In millions	2008	2007	2006
Termination benefits	$0.4	$—	$—
Contract termination costs	0.7	—	—
Fixed asset and inventory write-downs	7.2	2.0	—
Other associated costs	0.6	—	—

Total exit and disposal costs	$8.9	$2.0	$—

        Exit and disposal accrual activities for the years ended December 31, 2008 and 2007 were as follows:

In millions	Severance costs	Contract termination costs	Asset Write-downs	Other associated costs	Total
Balance at December 31, 2006	$—	$—	$—	$—	$—
2007 charges	—	—	2.0	—	2.0
2007 usage	—	—	(2.0)	—	(2.0)

Balance at December 31, 2007	—	—	—	—	—
2008 charges	0.4	0.7	7.2	0.6	8.9
2008 usage	(0.2)	—	(7.2)	(0.2)	(7.6)

Balance at December 31, 2008	$0.2	$0.7	$—	$0.4	$1.3

        Exit and disposal activities by segment were as follows:

In millions	2008	2007	2006
Total by segment
Construction Materials	$5.9	$—	$—
Transportation Products	0.8	2.0	—
Applied Technologies	2.2	—	—

Total exit and disposal costs	$8.9	$2.0	$—

        Construction Materials—On October 21 2008, the Company announced plans to close its insulation facilities in Anderson, SC and Marlin, TX. $5.9 million was incurred in 2008 to exit these facilities, with a further $0.3 million planned for 2009. The 2008 costs included the write-down of buildings and manufacturing equipment of $4.3 million, working capital write-downs of $0.9 million, employee severance costs of $0.2 million, and moving, relocation and other expenses of $0.5 million. Included in Accrued

Notes to Consolidated Financial Statements (Continued)

Note 18—Exit and Disposal Activities (Continued)

liabilities at December 31, 2008, was $0.3 million related to unpaid severance, moving and relocation, and other costs.

        Transportation Products—Exit and disposal costs of $0.8 million and $2.0 million were incurred by the tire and wheel business during the years ended December 31, 2008 and 2007, respectively. 2008 costs relate to the termination of employees and facilities leases on the consolidation of the three distribution centers located in the Southeast U.S. into McDonough, GA, two facilities in Texas into one facility, and two facilities in Spokane, WA into Ontario, CA. The amount of $0.8 million is included in Accrued liabilities. In addition, the Company announced plans to consolidate the California wheel manufacturing operations into one location. The estimated total pre-tax cost to exit these distribution and manufacturing facilities is $3.6 million, and is expected to be completed in the first half of 2009.

        The 2007 charge related to certain equipment at the Slinger, WI location.

        Applied Technologies—Exit and disposal costs of $2.2 million incurred in the foodservice business in 2008 related to the consolidation of the Georgia and Wisconsin janitorial/sanitation manufacturing facilities into one facility in Sparta, WI. This included the write-down of certain property, plant and equipment of $1.5 million, inventory write-downs of $0.5 million and employee termination costs of $0.2 million. At December 31, 2008, $0.2 million of employee termination costs were included in Accrued liabilities. The consolidation of these facilities is expected to be completed in early 2009, with total costs estimated at $2.3 million.

Note 19—Fair Value Measurements

        As described in Note 1, "New Accounting Pronouncements Adopted", the Company adopted SFAS 157 for financial assets and liabilities, effective January 1, 2008. SFAS 157 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also describes three levels of inputs that may be used to measure fair value:

    Level 1—quoted prices in active markets for identical assets and liabilities.

    Level 2—observable inputs other than quoted prices in active markets for identical assets and liabilities.

    Level 3—unobservable inputs in which there is little or no market data available, which requires the reporting entity to develop its own assumptions.

        The fair value of the Company's financial assets and liabilities measured at fair value on a recurring basis were as follows:

In millions	Balance at December 31, 2008	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2
Cash and cash equivalents	$42.7	$42.7	$—

        See Note 7 regarding the fair value of the Company's senior notes.

        As discussed in Note 1, the Company has deferred the adoption of SFAS 157 as it relates to non-financial assets and liabilities as permitted by FSP 157-2. During the period ended March 31, 2008, the Company carried certain non-financial assets related to its on-highway brake and power transmission belt

Notes to Consolidated Financial Statements (Continued)

Note 19—Fair Value Measurements (Continued)

businesses, previously in the Specialty Products segment and now reported as Discontinued Operations, at fair value using Level 2 inputs and recorded impairment losses based on those measurements. These impairment losses are described in more detail in Note 17.

Note 20—Segment Information

        In 2008, the Company managed its businesses under four operating groups set forth below. The accounting policies of the segments are the same as those described in the summary of accounting policies. The chief operating decision maker evaluates segment performance by operating income. The Company's operations are reported in the following segments:

        Construction Materials—the principal products of this segment are rubber (EPDM) and thermoplastic polyolefin (TPO) roofing membranes used predominantly on non-residential low-sloped roofs, related roofing accessories, including flashings, fasteners, sealing tapes, coatings and waterproofing, and insulation products. The markets served include new construction, re-roofing and maintenance of low-sloped roofs, water containment, HVAC sealants, and coatings and waterproofing.

        Transportation Products—the principal products of this segment are bias-ply, non-automotive rubber tires, stamped and roll-formed wheels, and accessories for the lawn and garden—consumers, lawn and garden—commercial, golf car, home appliance, power equipment, trailer, all terrain vehicle, power sports/recreational vehicles and agriculture markets, and open-deck construction trailers, dump trailers for the material hauling, specialized trailers for large-capacity multi-unit trailers and over-the-road commercial trailers for heavy equipment and truck dealers and commercial haulers.

        Applied Technologies—the principal products of this group include commercial and institutional foodservice permanentware, table coverings, cookware, catering equipment, fiberglass and composite material trays and dishes, industrial brooms, brushes, mops and rotary brushes for commercial and non-commercial foodservice operators and sanitary maintenance professionals, and high-performance wire, cable, connectors and cable assemblies, including RF/microwave connectors and cable assemblies primarily for the aerospace, business aircraft, defense electronics, test and measurement equipment and wireless infrastructure equipment industries.

        Specialty Products—the principal products of this segment are heavy-duty friction blocks, disc linings, braking systems parts, specialty friction products for heavy-duty equipment and truck dealers and replacement part and aftermarket distributors, and insulated temperature/climate-controlled truck bodies for customers in warehouse-to-retail store delivery and home food delivery.

        Corporate—includes general corporate expenses. Corporate assets consist primarily of cash and cash equivalents, facilities, deferred taxes and other invested assets.

Notes to Consolidated Financial Statements (Continued)

Note 20—Segment Information (Continued)

        Geographic Area Information—sales are attributable to the United States and to all foreign countries based on the country to which the product was sold. Sales by region for the years ended December 31 are as follows (in millions):

Country	2008	2007*	2006*
United States	$2,657.5	$2,393.2	$2,119.7
International:
Canada	135.2	133.9	119.8
Europe	101.6	89.9	70.4
Asia	26.4	18.9	13.8
Mexico and Latin America	23.5	17.7	12.5
Middle East	16.7	13.9	10.3
Australia	4.0	3.6	3.2
Africa	4.1	4.2	3.5
Caribbean and other	2.4	0.9	0.3

Net sales	$2,971.4	$2,676.2	$2,353.5

*
Prior years' presentations revised to exclude discontinued operations

        Long-lived assets, comprised of net property, plant and equipment, goodwill and other intangible assets, investments and other long-term assets, located in the United States and foreign countries are as follows (in millions):

Country	2008	2007*
Long-lived assets held and used:
United States	$986.9	$703.0
China	58.6	150.3
United Kingdom	9.9	13.8
Netherlands	0.7	9.3
Canada	2.7	4.8
Mexico	1.1	1.4

Total held and used	$1,059.9	$882.6
Long-lived assets held for sale:
United States	41.3	69.1
China	6.6	12.4
Canada	—	1.6

Total held for sale	47.9	83.1

Total long-lived assets	$1,107.8	$965.7

    *
    Prior year presentation revised to reflect assets held for sale of discontinued operations

Notes to Consolidated Financial Statements (Continued)

Note 20—Segment Information (Continued)

        Financial information for operations by reportable business segment is included in the following summary:

Segment Financial Data

In millions	Sales(1)	Operating Income(2)	Assets	Depreciation and Amortization	Capital Spending
2008
Construction Materials	$1,472.3	$151.1	$667.8	$24.8	$25.8
Transportation Products	861.0	50.6	509.8	18.2	20.9
Applied Technologies	464.1	46.7	564.6	16.2	11.6
Specialty Products	174.0	29.0	114.1	5.2	4.2
Corporate	—	(32.5)	81.6	1.7	0.7

Total	$2,971.4	$244.9	$1,937.9	$66.1	$63.2

2007(2)
Construction Materials	$1,365.4	$181.6	$693.4	$21.5	$28.9
Transportation Products	853.8	79.5	531.4	17.4	30.2
Applied Technologies	300.2	37.8	242.8	8.9	9.8
Specialty Products	156.8	18.0	199.1	5.2	4.3
Corporate	—	(35.6)	128.1	1.7	0.6

Total	$2,676.2	$281.3	$1,794.8	$54.7	$73.8

2006(2)
Construction Materials	$1,111.2	$166.1	$596.0	$16.1	$46.5
Transportation Products	807.9	80.0	483.2	17.2	14.2
Applied Technologies	269.7	25.7	229.3	8.3	11.1
Specialty Products	164.7	24.5	199.4	4.9	9.3
Corporate	—	(26.0)	195.9	1.4	—

Total	$2,353.5	$270.3	$1,703.8	$47.9	$81.1

(1)
Excludes intersegment sales

(2)
2007 and 2006 figures have been adjusted to reflect the change in segment reporting and discontinued operations. Prior year presentations included Earnings before interest and income taxes ("EBIT"). Operating income data is presented consistent with the 2008 presentation.

        A reconciliation of assets reported above to total assets as presented on the Company's Consolidated Balance Sheets is as follows:

	2008	2007
Assets per table above	$1,937.9	$1,794.8
Assets held for sale of discontinued operations (Note 17)	138.0	194.0

Total Assets per Consolidated Balance Sheets	$2,075.9	$1,988.8

Notes to Consolidated Financial Statements (Continued)

Note 20—Segment Information (Continued)

        A reconciliation of depreciation and amortization and capital spending reported above to the amounts presented on the Consolidated Statements of Cash Flows is as follows:

	2008	2007	2006
Depreciation and amortization per table above	$66.1	$54.7	$47.9
Depreciation and amortization of discontinued operations	2.9	11.2	11.9

Total depreciation and amortization	$69.0	$65.9	$59.8

	2008	2007	2006
Capital spending per table above	$63.2	$73.8	$81.1
Capital spending of discontinued operations	4.8	8.7	14.4

Total capital spending	$68.0	$82.5	$95.5

Note 21—Quarterly Financial Data

(Unaudited) In millions except per share data	First	Second	Third	Fourth	Year
2008(1)
Net sales	$652.4	$863.0	$832.5	$623.5	$2,971.4
Gross margin	$123.7	$174.1	$164.1	$108.1	$570.0
Operating expenses	$78.2	$84.2	$82.3	$80.4	$325.1
Income from continuing operations, net of tax	$28.2	$56.9	$50.6	$13.8	$149.5
Basic earnings per share from continuing operations	$0.47	$0.94	$0.84	$0.23	$2.47
Diluted earnings per share from continuing operations	$0.46	$0.93	$0.83	$0.23	$2.44

Loss from discontinued operations, net of tax	$(90.8)	$(2.6)	$(0.2)	$(0.1)	$(93.7)
Basic loss per share from discontinued operations	$(1.50)	$(0.04)	$(0.01)	$(0.00)	$(1.55)
Diluted loss per share from discontinued operations	$(1.48)	$(0.05)	$(0.01)	$(0.01)	$(1.53)

Net income (loss)	$(62.6)	$54.3	$50.4	$13.7	$55.8
Basic (loss) earnings per share	$(1.03)	$0.90	$0.83	$0.23	$0.92
Diluted earnings (loss) per share	$(1.02)	$0.88	$0.82	$0.22	$0.91

Dividends per share	$0.145	$0.145	$0.155	$0.155	$0.600
Stock price:
High	$40.47	$35.75	$37.19	$30.40
Low	$29.01	$28.66	$24.81	$16.60

Notes to Consolidated Financial Statements (Continued)

Note 21—Quarterly Financial Data (Continued)

(Unaudited) In millions except per share data	First	Second	Third	Fourth	Year
2007(1)
Net sales	$575.6	$738.8	$730.4	$631.4	$2,676.2
Gross margin	$116.6	$157.6	$159.7	$130.5	$564.4
Operating expenses	$65.5	$79.8	$70.5	$67.3	$283.1
Income from continuing operations, net of tax(2)	$33.0	$54.9	$84.3	$42.2	$214.4
Basic earnings per share from continuing operations	$0.54	$0.89	$1.36	$0.69	$3.47
Diluted earnings per share from continuing operations	$0.53	$0.88	$1.34	$0.68	$3.42

Income (loss) from discontinued operations, net of tax	$3.8	$(1.5)	$(1.8)	$0.7	$1.2
Basic earnings (loss) per share from discontinued operations	$0.06	$(0.03)	$(0.03)	$0.01	$0.03
Diluted earnings (loss) per share from discontinued operations	$0.06	$(0.03)	$(0.03)	$0.01	$0.02

Net income(2)	$36.8	$53.4	$82.5	$42.9	$215.6
Basic earnings per share	$0.60	$0.86	$1.33	$0.70	$3.50
Diluted earnings per share	$0.59	$0.85	$1.31	$0.69	$3.44

Dividends per share	$0.135	$0.135	$0.145	$0.145	$0.560
Stock price:
High	$47.21	$47.83	$51.54	$49.23
Low	$38.90	$40.88	$44.61	$36.42

NOTE: The sum of the quarterly per share amounts may not agree to the respective annual amounts due to rounding.

(1)
Quarterly financial data for the 1st quarter 2008 and prior has been revised to reflect discontinued operations.

(2)
2007 Income from continuing operations, net of tax and Net income include $29.4 million of after-tax gain related to the sale of Icopal in the third quarter, and an additional gain of $0.5 million in the fourth quarter, for a total 2007 gain of $29.9 million.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Carlisle Companies Incorporated

        We have audited the accompanying consolidated balance sheets of Carlisle Companies Incorporated as of December 31, 2008 and 2007, and the related consolidated statements of earnings and comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Carlisle Companies Incorporated at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 11 and 13 of the consolidated financial statements, in 2006 the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, and Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans. As discussed in Note 14 to the consolidated financial statements, in 2007 the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Carlisle Companies Incorporated's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Charlotte, North Carolina
February 27, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Carlisle Companies Incorporated

        We have audited Carlisle Companies Incorporated's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Carlisle Companies Incorporated's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Carlisle Companies Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Carlisle Companies Incorporated as of December 31, 2008 and 2007 and the related consolidated statement of earnings and comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2008 of Carlisle Companies Incorporated and our report dated February 27, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Charlotte, North Carolina
February 27, 2009

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

        (a)   Under the supervision and with the participation of the Company's management, including the Company's chief executive officer and chief financial officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation and as of December 31, 2008, the chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective.

        Management has prepared a report on the Company's internal control over financial reporting in which management has determined that the Company's controls are effective. A copy of management's report is set forth below.

        (b)   During the fourth quarter of 2008, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting.

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of the Company's management, including the chief executive officer and chief financial officer, the Company evaluated the effectiveness of the design and operation of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company's chief executive officer and chief financial officer concluded that the Company's internal control over financial reporting was effective as of December 31, 2008.

        The internal controls over financial reporting have been assessed by Ernst & Young LLP, whose report with respect to the effectiveness of internal controls over financial reporting is included herein.

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

Name	Age	Positions With Company	Period of Service
David A. Roberts	61	Chairman of the Board, President and Chief Executive Officer since June 2007. Former Chairman (from April, 2006 to June, 2007) and President and Chief Executive Officer (from June, 2001 to June, 2007) of Graco Inc., a manufacturer of fluid handling systems and components used in vehicle lubrication, commercial and industrial settings.	June 2007 to date
John W. Altmeyer	49	Group President, Construction Materials since November 2005; President and Chief Executive Officer of Carlisle SynTec from July 1997 to November 2005.	June 1989 to date
Michael D. Popielec	47
		Group President, Applied Technologies since November 2005. Formerly employed by (i) Danka Business Systems, Inc. as Chief Operating Officer, Americas from 2004 to 2005 and President and Chief Operating Officer, International from 2003 to 2004, and (ii) General Electric Company as President and Chief Executive Officer GE Power Controls from 2000 to 2003.	November 2005 to date
Carol P. Lowe	43	President, Trail King Industries since November 2008; Vice President and Chief Financial Officer from May 2004 to November 2008; and Treasurer from January 2002 to May 2004.	January 2002 to date
Kevin G. Forster	55	President, Asia-Pacific since January 2009; Group President, Specialty Products from February 2008 to January 2009; and President, Asia-Pacific from September 1997 to February 2008.	August 1990 to date

Name	Age	Positions With Company	Period of Service
Steven J. Ford	49	Vice President, Chief Financial Officer since November 2008 and Vice President, Secretary and General Counsel since July 1995.	July 1995 to date
Scott C. Selbach	53	Vice President, Corporate Development since April 2006. Formerly a Director of Torridon Companies LLC, a private investment firm, from May 2002 to April 2006.	April 2006 to date
D. Christian Koch	44
		President, Carlisle Industrial Brake & Friction since January 2009; President, Carlisle Asia-Pacific from February 2008 to January 2009. Formerly employed by Graco, Inc. (i) as Vice President and General Manager, Asia-Pacific from January 2004 to February 2008, (ii) as Vice President, Lubrication Equipment Division from June 2003 to January 2004, and (iii) in various sales and marketing positions in the Industrial and Lubrication Equipment Division prior to June 2003.	February 2008 to date
Fred A. Sutter	48
		Group President, Transportation Products since February 2008. Formerly employed by Graco Inc. (i) as Vice President and General Manager, Applied Fluid Technologies Division from February 2005 to February 2008, (ii) as Vice President and General Manager, Industrial/Automotive Equipment Division from June 2003 to February, 2005, and (iii) as Vice President, Asia-Pacific and Latin America from January 1999 to June 2003.	February 2008 to date
Charles D. Siczek	65	Controller, Chief Accounting Officer since November 2008. Formerly an independent financial and accounting consultant since October 2000.	November 2008 to date

        The officers have been elected to serve at the pleasure of the Board of Directors of the Company. There are no family relationships between any of the above officers, and there is no arrangement or understanding between any officer and any other person pursuant to which he was selected an officer.

        Information required by Item 10 with respect to directors of the Company is incorporated by reference to the Company's definitive proxy statement filed with the Securities and Exchange Commission on February 27, 2009.

        The Company has adopted a Business Code of Ethics covering, among others, its principal executive officer and all management involved in financial reporting. The Business Code of Ethics is published on the Company's website: www.carlisle.com. Any amendment to, or waiver of, any provision of the Business Code of Ethics affecting such senior officers will be disclosed on the Company's website.

        In the Company's definitive proxy statement we describe the procedures under which shareholders can recommend nominees for the Board of Directors. There have been no changes to those procedures since the Company's definitive proxy statement dated March 1, 2007.

Item 11.    Executive Compensation.

        Information required by Item 11 is incorporated by reference to the Company's definitive proxy statement filed with the Securities and Exchange Commission on February 27, 2009.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

        Information required by Item 12 is incorporated by reference to the Company's definitive proxy statement filed with the Securities and Exchange Commission on February 27, 2009.

Securities Authorized for Issuance under Equity Compensation Plans

        Information required by Item 12 is incorporated by reference to the Company's definitive proxy statement filed with the Securities and Exchange Commission on February 27, 2009.

Item 13.    Certain Relationships and Related Transactions.

        Information required by Item 13 is incorporated by reference to the Company's definitive proxy statement filed with the Securities and Exchange Commission on February 27, 2009.

Item 14.    Principal Accountant Fees and Services.

        Information required by Item 14 is incorporated by reference to the Company's definitive proxy statement filed with the Securities and Exchange Commission on February 27, 2009.

 Part IV

Item 15.    Exhibits and Financial Statement Schedules.

Financial statements required by Item 8 are as follows:

  Consolidated Statements of Earnings, years ended December 31, 2008, 2007 and 2006

  Consolidated Balance Sheets, December 31, 2008 and 2007

  Consolidated Statements of Cash Flows, years ended December 31, 2008, 2007 and 2006

  Consolidated Statements of Shareholders' Equity, years ended December 31, 2008, 2007 and 2006

  Notes to Consolidated Financial Statements

Financial Statement Schedules

  Schedule II—Valuation and Qualifying Accounts

Exhibits applicable to the filing of this report are as follows:

(3)	By-laws of the Company.(a)
(3.1)	Restated Certificate of Incorporation as amended April 22, 1991.(c)
(3.2)	Certificate of Amendment of the Restated Certificate of Incorporation dated December 20, 1996.(e)
(3.3)	Certificate of Amendment of the Restated Certificate of Incorporation dated April 29, 1999.(g)
(4)	Shareholders' Rights Agreement, February 8, 1989.(a)
(4.1)	Amendment to Shareholders' Rights Agreement, dated August 7, 1996.(d)
(4.2)	Amendment No. 2 to Shareholders' Rights Agreement, dated May 26, 2006.(n)
(4.3)	Trust Indenture.(f)
(4.4)	First Supplemental Indenture, dated as of August 18, 2006.(o)
(10.1)	Amended and Restated Executive Incentive Program.(i)
(10.2)	Form of Nonqualified Stock Option Agreement.(j)
(10.3)	Form of Restricted Share Agreement.(j)
(10.4)	Form of Amended and Restated Executive Severance Agreement.
(10.5)	Summary Plan Description of Carlisle Companies Incorporated Director Retirement Plan, effective November 6, 1991.(b)
(10.6)	Amendment to the Carlisle Companies Incorporated Director Retirement Plan.(h)
(10.7)	Amended and Restated Nonemployee Director Equity Plan.(l)
(10.8)	Form of Stock Option Agreement for Nonemployee Director.(k)
(10.9)	Form of Nonqualified Stock Option Agreement for Nonemployee Directors.(m)
(10.10)	Form of Restricted Share Agreement for Nonemployee Directors.(m)
(10.11)	Form of Restricted Stock Unit Agreement for Nonemployee Directors.
(10.12)	Amended and Restated Deferred Compensation Plan for Nonemployee Directors.
(10.13)	Senior Management Incentive Compensation Plan.(i)
(10.14)	Letter Agreement, dated June 5, 2007, between David A. Roberts and the Company.(p)

(10.15)	Nonqualified Stock Option Agreement, dated as of June 21, 2007, between the Company and David A. Roberts.(q)
(10.16)	Restricted Share Agreement, dated as of June 21, 2007, between the Company and David A. Roberts.(q)
(10.17)	Summary of Compensation Arrangements for Executive Officers.
(10.18)	Summary of Compensation Arrangements for Nonemployee Directors.
(10.19)	Letter Agreement, dated June 12, 2007, between Richmond D. McKinnish and the Company.(p)
(10.20)	Letter Agreements, dated January 11, 2008 and December 31, 2008, between D. Christian Koch and the Company.
(10.21)	Letter Agreement, dated January 24, 2008, between Fred A. Sutter and the Company.
(10.22)	Carlisle Corporation Supplemental Pension Plan.(s)
(10.23)

Second Amended and Restated Credit Agreement, dated as of June 12, 2007, among Carlisle Companies Incorporated, Carlisle Management Company, JPMorgan Chase Bank, N.A. as Administrative Agent and the Banks listed therein.(r)

(12)	Ratio of Earnings to Fixed Charges.
(21)	Subsidiaries of the Registrant.
(23.1)	Consent of Independent Registered Public Accounting Firm—Ernst & Young LLP.
(31.1)	Rule 13a-14(a)/15d-14(a) Certifications.
(31.2)	Rule 13a-14(a)/15d-14(a) Certifications.
(32)	Section 1350 Certification.

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

(d)
Filed as an Exhibit to Form 8-A/A filed on August 9, 1996 and incorporated herein by reference.

(e)
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

(h)
Filed as an Exhibit to the Company's annual report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

(i)
Filed with the Company's definitive Proxy Statement dated March 11, 2004 and incorporated herein by reference.

(j)
Filed as an Exhibit to the Company's quarterly report on Form 10-Q for the period ended September 30, 2004 and incorporated herein by reference.

(k)
Filed as an Exhibit to the Company's current report on Form 8-K for February 1, 2005 and incorporated herein by reference.

(l)
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

(s)
Filed as an Exhibit to the Company's annual report on Form 10-K for the period ended December 31, 2007 and incorporated by reference.

(1)
Filed Exhibits 10.1 through 10.22 constitute management contracts or compensatory plans.

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Carlisle Companies Incorporated
By:	/s/ STEVEN J. FORD Steven J. Ford, Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ DAVID A. ROBERTS David A. Roberts, Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	/s/ ROBERT G. BOHN Robert G. Bohn, Director
/s/ STEVEN J. FORD Steven J. Ford, Vice President and Chief Financial Officer (Principal Financial Officer)	/s/ DONALD G. CALDER Donald G. Calder, Director
/s/ CHARLES D. SICZEK Charles D. Siczek, Controller and Chief Accounting Officer (Principal Accounting Officer)	/s/ ROBIN S. CALLAHAN Robin S. Callahan, Director
/s/ PAUL J. CHOQUETTE, JR. Paul J. Choquette, Jr., Director
/s/ TERRY D. GROWCOCK Terry D. Growcock, Director
/s/ PETER L.A. JAMIESON Peter L.A. Jamieson, Director
/s/ PETER F. KROGH Peter F. Krogh, Director

/s/ STEPHEN P. MUNN Stephen P. Munn, Director
/s/ GREGG A. OSTRANDER Gregg A. Ostrander, Director
/s/ LAWRENCE A. SALA Lawrence A. Sala, Director
February 27, 2009	/s/ MAGALEN C. WEBERT Magalen C. Webert, Director

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

ALLOWANCE FOR DOUBTFUL ACCOUNTS

(Dollars in millions)

Column A	Column B	Column C		Column D	Column E
Fiscal Year	Balance of Beginning Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(1)	Balance End of Year
2006*	$10.5	$1.2	$1.5	$(3.8)	$9.4
2007*	9.4	3.2	0.5	(2.9)	10.2
2008	10.2	7.6	0.3	(7.4)	10.7

*
2007 and 2006 amounts have been revised from prior disclosures to exclude discontinued operations

(1)
Accounts written off, net of recoveries

CARLISLE COMPANIES INCORPORATED
COMMISSION FILE NUMBER 1-9278
FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2008

EXHIBIT LIST

(10.4)	Form of Amended and Restated Executive Severance Agreement
(10.11)	Form of Restricted Stock Unit Agreement for Nonemployee Directors
(10.12)	Amended and Restated Deferred Compensation Plan for Nonemployee Directors
(10.17)	Summary of Compensation Arrangements for Executive Officers
(10.18)	Summary of Compensation Arrangements for Nonemployee Directors
(10.20)	Letter Agreements, dated January 11, 2008 and December 31, 2008, between D. Christian Koch and the Company
(10.21)	Letter Agreement, dated January 24, 2008 between Fred A. Sutter and the Company
(12)	Ratio of Earnings to Fixed Charges
(21)	Subsidiaries of the Registrant
(23.1)	Consent of Independent Registered Public Accounting Firm—Ernst & Young LLP
(31.1)	Rule 13a-14a/15d-14(a) Certifications
(31.2)	Rule 13a-14a/15d-14(a) Certifications
(32)	Section 1350 Certification

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
  Item 9A. Controls and Procedures.
  Item 9B. Other Information.
Part III
  Item 10. Directors and Executive Officers of the Registrant.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
  Item 13. Certain Relationships and Related Transactions.
  Item 14. Principal Accountant Fees and Services.
Part IV
  Item 15. Exhibits and Financial Statement Schedules.
EXHIBIT LIST