Form 10-Q
period 2009-03-31
CARLISLE COMPANIES INC
filed 2009-05-08
CIK 790051

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☒

Shares of common stock outstanding at May 1, 2009: 61,251,582

Part I. Financial Information

Item 1.Financial Statements

Carlisle Companies Incorporated

Consolidated Statements of Earnings and Comprehensive Income

For the Three Months ended March 31, 2009 and 2008

(In millions, except share and per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2009	2008*
Net sales	$511.1	$652.4

Cost and expenses:
Cost of goods sold	422.1	528.8
Selling and administrative expenses	67.7	74.8
Research and development expenses	3.5	3.3
Other operating expense	0.4	—

Operating income	17.4	45.5

Other non-operating income, net	(0.7)	(1.1)
Interest expense, net	2.7	4.1
Income before income taxes	15.4	42.5

Income tax expense	5.4	14.3
Income from continuing operations, net of tax	10.0	28.2

Discontinued operations
Loss from discontinued operations	(6.6)	(127.2)
Income tax benefit	(3.2)	(36.4)
Loss from discontinued operations, net of tax	(3.4)	(90.8)
Net income (loss)	6.6	(62.6)

Other comprehensive income (loss)
Foreign currency translation, net of tax	(1.8)	(0.9)
Minimum pension liability, net of tax	0.2	0.1
Loss on hedging activities, net of tax	(0.1)	(2.8)
Other comprehensive loss	(1.7)	(3.6)
Comprehensive income (loss)	$4.9	$(66.2)

Earnings (loss) per share - basic
Income from continuing operations, net of tax	$0.16	$0.46
Loss from discontinued operations, net of tax	(0.05)	(1.48)
Earnings per share - basic	$0.11	$(1.02)

Earnings (loss) per share - diluted
Income from continuing operations, net of tax	$0.16	$0.46
Loss from discontinued operations, net of tax	(0.05)	(1.48)
Earnings per share - diluted	$0.11	$(1.02)

Weighted average common shares outstanding (in thousands)
Basic	60,568	60,594
Effect of dilutive stock options and restricted stock	348	397
Diluted	60,916	60,991

Dividends declared and paid per share	$0.155	$0.145

*

For the three months ended March 31, 2008 certain reclassifications and revisions have been made regarding discontinued operations and FSP 03-06-1. See Notes 2 and 8 to Unaudited Consolidated Financial Statements. Results may differ from prior presentations due to rounding.

See accompanying notes to Unaudited Consolidated Financial Statements

Carlisle Companies Incorporated

Consolidated Balance Sheets

March 31, 2009 and December 31, 2008

(In millions, except share amounts)

	March 31,	December 31,
	2009	2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$59.3	$42.7
Receivables, less allowance of $11.4 in 2009 and $10.7 in 2008	316.9	317.0
Inventories	374.0	424.2
Deferred income taxes	39.4	35.2
Prepaid expenses and other current assets	32.8	58.9
Current assets held for sale	78.6	90.1
Total current assets	901.0	968.1

Property, plant and equipment, net of accumulated depreciation of $501.2 in 2009 and $494.2 in 2008	461.9	470.7

Other assets:
Goodwill, net	436.2	435.8
Patents and other intangible assets, net	143.6	146.3
Investments and advances to affiliates	4.1	4.6
Other long-term assets	5.0	2.5
Non-current assets held for sale	47.9	47.9
Total other assets	636.8	637.1

TOTAL ASSETS	$1,999.7	$2,075.9

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt, including current maturities	$130.5	$127.0
Accounts payable	115.6	123.6
Accrued expenses	106.1	148.3
Deferred revenue	14.8	14.7
Current liabilities associated with assets held for sale	26.6	28.9
Total current liabilities	393.6	442.5

Long-term liabilities:
Long-term debt	242.9	273.3
Deferred revenue	107.8	106.2
Other long-term liabilities	163.3	159.8
Total long-term liabilities	514.0	539.3

Shareholders’ equity:
Preferred stock, $1 par value. Authorized and unissued 5,000,000 shares	—	—
Common stock, $1 par value. Authorized 100,000,000 shares; 78,661,248 shares issued; 60,580,967 outstanding in 2009 and 60,532,539 outstanding in 2008	78.7	78.7
Additional paid-in capital	61.9	62.1
Cost of shares of treasury - 17,409,666 shares in 2009 and 17,654,759 shares in 2008	(222.7)	(225.5)
Accumulated other comprehensive loss	(41.2)	(39.5)
Retained earnings	1,215.4	1,218.3
Total shareholders’ equity	1,092.1	1,094.1

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,999.7	$2,075.9

See accompanying notes to Unaudited Consolidated Financial Statements

Carlisle Companies Incorporated

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2009 and 2008

(Dollars in millions)

(Unaudited)

	March 31,
	2009	2008

Operating activities
Net income (loss)	$6.6	$(62.6)
Reconciliation of net income (loss) to cash flows from operating activities:
Depreciation	14.8	16.7
Amortization	2.6	1.6
Non-cash compensation	3.3	2.9
Earnings of equity investments	(0.1)	(0.4)
Loss (gain) on sale of property and equipment, net	(1.2)	—
Loss on writedown of assets	3.6	124.2
Gain from insurance recoveries	(2.6)	—
Deferred taxes	(3.2)	(37.9)
Tax benefits from stock-based compensation	0.3	(0.1)
Changes in assets and liabilities, excluding effects of acquisitions and divestitures:
Current and long-term receivables	12.8	(29.0)
Inventories	59.6	(13.1)
Accounts payable and accrued expenses	(50.7)	(4.6)
Income taxes	14.3	8.3
Long-term liabilities	3.0	1.9
Other operating activities	0.4	(0.7)
Net cash provided by operating activities	63.5	7.2

Investing activities
Capital expenditures	(10.3)	(23.0)
Acquisitions, net of cash	—	(95.4)
Proceeds from sale of property and equipment	—	0.3
Purchase of security investments	—	(41.9)
Other investing activities	0.8	(0.1)
Net cash used in investing activities	(9.5)	(160.1)

Financing activities
Net change in short-term borrowings and revolving credit lines	(26.9)	135.8
Dividends	(9.5)	(8.9)
Treasury share repurchases	—	(4.8)
Treasury shares and stock options, net	(0.5)	(1.3)
Tax benefits from stock-based compensation	(0.3)	0.1
Net cash (used in) provided by financing activities	(37.2)	120.9

Effect of exchange rate changes on cash	(0.2)	0.4
Change in cash and cash equivalents	16.6	(31.6)
Cash and cash equivalents
Beginning of period	42.7	88.4
End of period	$59.3	$56.8

See accompanying notes to Unaudited Consolidated Financial Statements

Notes to Unaudited Consolidated Financial Statements

Three Months Ended March 31, 2009 and 2008

(1)         Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Carlisle Companies Incorporated and its wholly-owned subsidiaries (together, the “Company” or “Carlisle”).  Intercompany transactions and balances have been eliminated in consolidation. The unaudited consolidated financial statements have been prepared in accordance with Article 10-01 of Regulation S-X of the Securities and Exchange Commission and, as such, do not include all information required by generally accepted accounting principles for annual financial statements. However, in the opinion of the Company, these financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial statements for the interim periods presented herein.  Results of operations for the three months ended March 31, 2009 are not necessarily indicative of the operating results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company’s 2008 Form 10-K.

(2)         Reclassifications and Restatements

Certain reclassifications have been made to the information for the three months ending March 31, 2008, to conform to the current year’s presentation.

Consolidated Statements of Earnings and Comprehensive Income have been retrospectively adjusted to reflect the effects of discontinued operations.  Segment information presented in Note 15 has also been restated from prior year’s presentation to reflect the Company’s discontinued operations and assets held for sale.  See Note 8 for additional information regarding discontinued operations.

Earnings per share for the three months ended March 31, 2008 have been revised to reflect the implementation of FASB Staff Position 03-06-1.  See Notes 3 and 17 for additional information.

(3)         New Accounting Pronouncements

New accounting standards adopted

In January 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”) for financial assets and liabilities.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 applies only for fair value measurements that are already required or permitted by other accounting standards (except for measurements of share-based payments) and is intended to increase the consistency of those measurements.  Accordingly, SFAS 157 does not require any new fair value measurements.  Adoption of this standard had no material effect on the Company’s statement of earnings or financial position.  In February 2008, FASB Staff Position (FSP) No. FAS 157-2 was issued, which deferred the effective date of SFAS 157 by one year for certain types of nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.  The Company has adopted the provisions of this standard as it relates to the fair value measurement of non-financial assets and liabilities effective January 1, 2009.  The adoption did not have a material impact on the Company’s consolidated financial statements.  See Note 5 for additional information.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51. These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS Nos. 141(R) and 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008.  The Company has adopted the provisions of these statements prospectively, as required, beginning January 1, 2009.  There were no business combinations, or acquisitions of noncontrolling interests in the first quarter of 2009 and thus the adoption did not impact the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities.  SFAS 161 applies to all derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities.  SFAS 161 requires entities to provide greater transparency through additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. At March 31, 2009, the Company had no active derivative instruments, thus the adoption of this standard had no effect on its consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1 (FSP EITF 03-6-1), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-06-1 clarifies that unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities for purposes of applying the two-class method of computing earnings per share.  The Company adopted the provisions of this FSP effective January 1, 2009.  The adoption did not have a material effect on the Company’s consolidated financial statements.  See Note 17 for more information regarding the Company’s adoption of this standard.

(4)         Fire Loss

On November 16, 2008, a fire occurred at the tire and wheel plant in Bowdon, GA, and as a result the building and the majority of the machinery, equipment, records and other assets were destroyed.  The Company had property insurance coverage on the plant and in the fourth quarter of 2008 recorded a receivable of $16.9 million representing losses recorded in the same period, less a deductible of $0.1 million.  Discussions are underway with the insurance carriers regarding the Company’s claims on the loss of the building, the loss of business personal property except inventory on which the claim was settled during the first quarter of 2009, and the loss related to the business interruption.

In order to service customers, partial operations were initiated at a facility in Heflin, AL, and some production was transferred to other tire and wheel plants or outsourced to third parties.

During the first quarter of 2009, $5.4 million of fire-related expenses were incurred.  These expenses included $1.3 million of site clean-up, $1.2 million of mold repair, $1.0 million of extra expenses primarily covering the modification of presses for use at the temporary facility in Heflin, AL, $0.9 million of equipment and supplies, $0.4 million of employee costs for time not worked, and $0.6 million of other expenses.  These $5.4 million of expenses were recorded as Other operating expense.

A $2.6 million gain on the settlement of the inventory claim was recorded as an offset to Other operating expense in the first quarter of 2009.  This gain was the difference between $8.9 million, representing losses recorded in the fourth quarter of 2008 and for which a receivable was recorded at December 31, 2008, and $11.5 million of cash proceeds received from the insurance carriers to settle the inventory claim in the first quarter of 2009.

An $11.2 million insurance claims receivable balance at March 31, 2009 was included in Prepaid expenses and other current assets for a portion of the expected insurance reimbursements.  This $11.2 million is comprised of a $5.9 million balance of the insurance claims receivable for the period from November 16, 2008 through December 31, 2008 and a $5.3 million balance of the insurance claims receivable for the period from January 1, 2009 through March 31, 2009.  The insurance claims receivable for this $5.3 million was recorded as an offset to Other operating expense.  The net result of fire-related transactions in the quarter ended March 31, 2009 was a $2.5 million gain reported in Other operating expense.

The ultimate amount of expected insurance reimbursements is not currently estimable; however, it is probable that the full amount of loss will be recovered, except for the $0.1 million deductible.

Total payments of $13.5 million have been received from the insurance carriers.  One of the three insurance carriers for these claims is a subsidiary of American International Group, which has recently relied on U.S. government funding.  Although no unusual delays have been experienced during the insurance claims process and no collectability reserves have been established, this could affect the insurance carrier’s ability to pay the remaining insurance claims receivable.

(5)         Fair Value Measurements

As described in Note 3, “New Accounting Pronouncements”, the Company adopted SFAS 157 effective January 1, 2008 and adopted the provisions applicable to FASB Staff Position (FSP) No. FAS 157-2 effective January 1, 2009.  SFAS 157 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  SFAS 157 also describes three levels of inputs that may be used to measure fair value:

Level 1 — quoted prices in active markets for identical assets and liabilities.

Level 2 — observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3 — unobservable inputs in which there is little or no market data available, which requires the reporting entity to develop its own assumptions.

The fair value of the Company’s assets and liabilities measured at fair value on a recurring basis were as follows:

		Quoted Prices
		In Active	Significant
		Markets for	Other
	Balance at	Identical	Observable
	March 31,	Assets	Inputs
(In millions)	2009	Level 1	Level 2

Cash and cash equivalents	$59.3	$59.3	$—

For the period ended March 31, 2009, the Company measured certain non-financial assets at fair value on a nonrecurring basis pursuant to the requirements of SFAS 144.   These measurements were based on management’s decision to consolidate certain manufacturing facilities in China within the tire and wheel business of the Transportation Products segment and the planned disposition of the assets related to the on-highway friction and brake shoe business reported in Discontinued Operations.

Property, plant and equipment within the tire and wheel business of the Transportation Products segment with a carrying amount of $2.9 million were written down to a fair value of zero, resulting in an impairment charge of $2.9 million, which was included in Other operating expense for the three months ended March 31, 2009.  The fair value determination was based upon Level 3 inputs reflecting management’s determination of the net realizable value of the assets. Such assets primarily reflected leasehold improvements that could not be transferred upon consolidation of locations.

Non-current assets held for sale within the on-highway friction and brake shoe business reported in Discontinued Operations with a carrying amount of $1.5 million were written down to a fair value of $0.7 million, resulting in an impairment charge of $0.8 million, which was included in Loss from discontinued operations for the three months ended March 31, 2009.  The fair value measurement was based upon Level 2 inputs.

(6)         Employee Stock-Based Compensation Arrangements

Stock Options

The Company uses the fair value method of accounting for employee stock-based compensation.  Effective 2008, stock option awards vest one-third on the first anniversary of grant, one-third on the second anniversary of grant and the remaining one-third on the third anniversary of grant. Prior to 2008, stock option awards generally vest ratably within a period of two years, with the first one-third vesting immediately upon grant. Compensation expense related to stock options of $1.4 million was recognized for both the three months ended March 31, 2009 and 2008.  The following table summarizes the stock option activity for the three months ended March 31, 2009.

		Weighted
		Average
		Exercise
	Shares	Price

Outstanding at January 1, 2009	2,814,003	$33.91
Granted	1,598,095	$19.59
Forfeited	(37,280)	$27.13

Outstanding at March 31, 2009 *	4,374,818	$28.74

* No options were exercised during the three months ended March 31, 2009.

Restricted Shares

Restricted shares are generally released to the recipient after a period of three years; however, 100,000 shares awarded to executive management in the second quarter of 2007 and 56,700 shares awarded to executive management in the first quarter of 2008 vest ratably over five years.  Compensation expense related to restricted shares and restricted share unit awards of $2.0 million and $1.5 million was recognized for the three months ended March 31, 2009 and 2008, respectively.

 (7)      Acquisitions

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

On January 25, 2008, the Company acquired 100% of the equity of both Dinex International, Inc. and Proex, Inc. (collectively “Dinex”), leading suppliers of foodservice products to the healthcare and other institutional industries, for approximately $96 million.  Dinex has facilities in Glastonbury, CT and Batavia, IL, and is under the management direction of the foodservice business, and operating results since the acquisition date have been included in the Applied Technologies segment.  The purchase price allocation resulted in goodwill of approximately $29.3 million and identified intangible assets of $49.8 million.  Of the $49.8 million of identified intangible assets, $8.0 million was assigned to trade names that are not subject to amortization, $37.0 million was assigned to customer relationships with a weighted average useful life of 16.4 years, $1.0 million was assigned to patents with a determinable useful life of 6 years, and the remaining $3.8 million was assigned to other intangible assets with a weighted average useful life of 6.5 years.  The goodwill from this acquisition is deductible for tax purposes.

(8)         Discontinued Operations and Assets Held for Sale

In the second quarter of 2008, in keeping with the Company’s plan to simplify its business and focus attention on its remaining businesses and operating segments, the Company announced its decision to pursue disposition of both its power transmission belt business and its on-highway friction and brake shoe business. The Company intends to complete the sale of the power transmission business in 2009. During the first quarter of 2009, the Company made the decision to exit, rather than sell, the on-highway friction and brake shoe business and dispose of the assets as part of a planned dissolution. In the second quarter of 2007, as part of its commitment to concentrate on its core businesses, the Company announced plans to exit the custom thermoset products molding operation (“thermoset molding operation”). The disposition of the thermoset molding operation was completed in 2008.

The assets of these operations have met the criteria for, and have been classified as “held for sale” in accordance with SFAS 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.”  In addition, results of operations for these businesses, and any gains or losses recognized from their sale, are reported as “discontinued operations” in accordance with SFAS 144.

Total assets held for sale were as follows:

	March 31,	December 31,
In millions	2009	2008
Assets held for sale:
Power transmission belt business	$100.9	$101.9
On-highway brake business	23.9	34.4
Thermoset molding operation	1.7	1.7
Total assets held for sale	$126.5	$138.0

At March 31, 2009, and December 31, 2008, the remaining assets of the thermoset molding operation consisted of land and building formerly utilized by the operation.

The major classes of assets and liabilities held for sale included in the Company’s Consolidated Balance Sheets were as follows:

	March 31,	December 31,
In millions	2009	2008
Assets held for sale:
Receivables	$26.4	$26.0
Inventories	50.6	62.5
Prepaid expenses and other current assets	1.6	1.6
Total current assets held for sale	78.6	90.1

Property, plant and equipment, net	47.0	46.9
Other long term assets	0.9	1.0
Total non-current assets held for sale	47.9	47.9
Total assets held for sale	$126.5	$138.0

Liabilities associated with assets held for sale:
Accounts payable	$7.3	$8.6
Accrued expenses	19.3	20.3
Total liabilities associated with assets held for sale	$26.6	$28.9

Net sales and income (loss) before income taxes from discontinued operations were as follows:

	Three Months Ended
	March 31,
In millions	2009	2008 *
Net sales:
Power transmission belt business	$32.0	$40.5
On-highway brake business	10.0	15.3
Thermoset molding operation	—	2.2
Net sales for discontinued operations	$42.0	$58.0

Income (loss) from operations of discontinued operations:
Power transmission belt business	$2.4	$(66.5)
On-highway brake business	(9.7)	(59.3)
Thermoset molding operation	(0.1)	(0.1)
Automotive components	(0.1)	(1.3)
Systems and equipment	0.9	—
Loss before income taxes from discontinued operations	$(6.6)	$(127.2)

* 2008 amounts have been restated to reflect the power transmission belt and on-highway brake businesses as discontinued operations. Results may differ from prior presentations due to rounding.

Results for the three months ended March 31, 2009 included $6.0 million of pre-tax expenses related to the planned disposition of the on-highway friction and brake shoe business, including an inventory write-down of $3.4 million, property, plant and equipment impairment costs of $0.8 million and severance costs of $1.8 million.  These expenses were recorded pursuant to the requirements of SFAS 144 and SFAS 146. Results for the three months ended March 31, 2008 reflected $124.2 million in pre-tax impairment charges in connection with the power transmission belt and on-highway friction and brake shoe businesses which were recognized under SFAS 142 and SFAS 144.

(9)   Inventories

The Company is a diversified manufacturing entity comprised of multiple domestic and foreign companies that operate as distinct businesses manufacturing different products.   The First-in, First-out (“FIFO”) method was used to value inventories.

The components of inventories were as follows:

	March 31,	December 31,
In millions	2009	2008
Finished goods	$260.6	$288.1
Work-in-process	35.4	34.9
Raw materials	143.1	152.9
Reserves and variances - net	(14.5)	10.8
	424.6	486.7
Inventories associated with assets held for sale	(50.6)	(62.5)
Inventories	$374.0	$424.2

(10) Goodwill, Patents and Other Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2009 were as follows:

	Construction	Transportation	Applied	Specialty
In millions	Materials	Products	Technologies	Products	Total
Balance at January 1, 2009	$88.3	$99.6	$221.8	$26.1	$435.8
Purchase accounting adjustments	—	—	0.7	—	0.7
Currency translation	(0.3)	—	—	—	(0.3)
Balance at March 31, 2009	$88.0	$99.6	$222.5	$26.1	$436.2

The Company’s patents and other intangible assets at March 31, 2009, were as follows:

	Acquired	Accumulated	Net Book
In millions	Cost	Amortization	Value
Assets subject to amortization
Patents	$9.0	$(7.2)	$1.8
Customer Relationships	134.5	(16.0)	118.5
Other	7.6	(2.6)	5.0
Assets not subject to amortization
Trade names	18.3	—	18.3
	$169.4	$(25.8)	$143.6

Estimated amortization expense for the remainder of 2009 and the next four years is as follows: $7.9 million remaining in 2009, $10.5 million in 2010, $10.0 million in 2011, $8.9 million in 2012 and $7.9 million in 2013.

(11) Retirement Plans and Other Postretirement Benefits

Components of net periodic benefit cost were as follows:

	Pension Benefits		Post-retirement Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
In millions	2009	2008	2009	2008
Service costs - benefits earned during the quarter	$1.2	$1.2	$—	$—
Interest cost on benefits earned in prior years	2.6	2.4	0.1	0.1
Expected return on plan assets	(3.1)	(3.1)	—	—
Amortization of unrecognized net actuarial loss	0.3	0.1	—	—
Net periodic benefit costs	$1.0	$0.6	$0.1	$0.1

The Company made no contribution to the pension plans during the period ended March 31, 2009. However, the Company expects to contribute approximately $8.6 million to its pension plan in 2009.

The Company maintains defined contribution plans to which it has contributed $2.7 million during the three months ended March 31, 2009.  Full year contributions are expected to approximate $10.9 million.

(12) Other Long-Term Liabilities

The components of other long-term liabilities were as follows:

	March 31,	December 31,
In millions	2009	2008
Deferred taxes and other tax liabilities under FIN 48	$95.5	$92.4
Pension and other post-retirement obligations	62.1	60.5
Long-term warranty obligations	2.4	2.1
Other	3.3	4.8
Other long-term liabilities	$163.3	$159.8

(13) Commitments and Contingencies

For its continuing and discontinued operations, the Company is obligated under various noncancelable operating leases for certain facilities and equipment.  Future minimum payments under its various noncancelable operating leases during the remainder of 2009 and in each of the next four years are approximately $14.9 million in 2009, $17.8 million in 2010, $13.9 million in 2011, $9.9 million in 2012, $6.5 million in 2013 and $17.7 million thereafter.

At March 31, 2009, letters of credit amounting to $34.5 million were outstanding, primarily to provide security under insurance arrangements and certain borrowings.

The Company has financial guarantee lines in place for certain of its operations in the U.S. and Europe to facilitate working capital needs, customer performance and payment and warranty obligations.  At March 31, 2009, the Company had issued guarantees of $0.8 million, of which an immaterial amount is recorded in current liabilities or other long-term liabilities.  The fair value of these guarantees is estimated to equal the amount of the guarantees at March 31, 2009, due to their short-term nature.

During 2005, the Company sold certain assets and liabilities of its discontinued automotive components business which was part of a series of sales. Certain leases guaranteed by the Company expire in 2009 and 2011 and have total minimum lease payments of $1.0 million at March 31, 2009. The Company believes that the current lessee will fulfill all obligations required by those lease agreements.

The Company offers various warranty programs on its installed roofing systems, braking products, truck trailers, and refrigerated truck bodies.  The change in the Company’s aggregate product warranty liabilities for the period ended March 31 was as follows:

In millions	2009	2008
Beginning reserve	$7.2	$7.4
Current year provision	3.0	2.1
Current year claims	(2.8)	(2.3)
Ending reserve	$7.4	$7.2

The amount of extended product warranty revenues recognized was $3.8 million for the three months ended March 31, 2009, and $3.6 million for the three months ended March 31, 2008.

Although the Company has entered into long-term purchase agreements for certain key raw materials, there were no take-or-pay contracts exceeding one year in place at March 31, 2009.

The Company maintains self-retained liabilities for workers’ compensation, medical, general liability and property claims up to applicable retention limits. Retention limits are between $0.5 million and $1.0 million per occurrence for general liability, $0.5 million per occurrence for workers’ compensation, $0.1 million per occurrence for property and up to $0.5 million for medical claims. The Company is insured for losses in excess of these limits.

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

On June 15, 2005, the Company entered into treasury lock contracts with a notional amount of $150.0 million to hedge the cash flow variability on forecasted debt interest payments associated with changes in interest rates.  These contracts were designated as cash flow hedges and were deemed effective at the origination date.  On August 15, 2006, the Company terminated the treasury lock contracts resulting in a gain of $5.6 million ($3.5 million, net of tax),  which will be amortized to reduce interest expense until August 2016, the term of the interest payments related to the $150.0 million in notes issued on August 18, 2006.  At March 31, 2009, the Company had a remaining unamortized gain of $4.2 million ($2.6 million, net of tax) which is reflected in Accumulated other comprehensive loss on the Company’s Consolidated Balance Sheets.  Approximately $0.4 million ($0.3 million, net of tax) is expected to be amortized to reduce Interest expense, net in 2009.

(15) Segment Information

The Company manages its businesses under the following four operating groups and reporting segments:

•                  Construction Materials: the “construction materials” business;

•                  Transportation Products: the “tire and wheel” business and the “specialty trailer” business;

•                  Applied Technologies: the “interconnect technologies” business and the “foodservice products” business; and

•                  Specialty Products: the “off-highway braking” business and the “refrigerated truck bodies” business.

Sales, operating income and assets for continuing operations by reportable segment are included in the following summary:

	2009			2008 (2)
Three Months Ended March 31,		Operating			Operating
In millions	Sales(1)	Income	Assets	Sales(1)	Income	Assets
Construction Materials	$207.6	$5.3	$617.5	$282.1	$14.9	$701.8
Transportation Products	168.1	7.4	507.0	242.0	23.9	564.6
Applied Technologies	102.6	8.4	553.5	91.0	9.9	360.1
Specialty Products	32.8	4.2	109.4	37.3	4.9	116.0
Corporate	—	(7.9)	85.8	—	(8.1)	142.8
Total	$511.1	$17.4	$1,873.2	$652.4	$45.5	$1,885.3

(1) Excludes intersegment sales

(2) 2008 amounts have been restated to reflect discontinued operations.

A reconciliation of assets reported above to total assets as presented on the Company’s Consolidated Balance Sheets is as follows:

2009
Assets per table above	$1,873.2
Assets held for sale of discontinued operations	126.5
Total Assets per Consolidated Balance Sheet	$1,999.7

(16) Income Taxes

The Company’s effective tax rate on continuing operations of 35.1% for the three months ended March 31, 2009, is not materially different from the statutory rate within the United States of 35.0%.

The total gross liability for uncertain tax positions under FASB Interpretation No. (“FIN”) 48 at March 31, 2009, was $18.8 million.  The total amount of unrecognized tax benefit as of March 31, 2009, was $13.4 million.  The Company classifies and reports interest and penalties associated with uncertain tax positions as Income tax expense on the Consolidated Statements of Earnings and Comprehensive Income, and as other tax liabilities on the Consolidated Balance Sheets.  The total amount of interest and penalties accrued at March 31, 2009, was $3.3 million.  The entire balance accrued for uncertain tax positions at March 31, 2009, if recognized, would affect the Company’s effective tax rate.

The Company is subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions.  The Company has concluded all U.S. federal income tax examinations through 2007.  Substantially all material state and foreign tax matters have been concluded for tax years through 2003.  Within the next twelve months, federal, state and foreign audits may conclude and affect the amount of unrecognized tax benefits.  The amount of the change in unrecognized tax benefits that may result from audits within the next twelve months is not known.

(17) Earnings Per Share

Basic earnings per share amounts are calculated by dividing Income from continuing operations, Loss from discontinued operations, and Net income (loss) for the period attributable to common shareholders by the weighted-average number of common shares outstanding during the period.

Diluted earnings per share amounts are calculated by dividing Income from continuing operations, Loss from discontinued operations, and Net income (loss) for the period attributable to common shareholders by the weighted-average number of common shares outstanding plus the weighted-average number of common shares that would be issued on conversion of all of the potentially-dilutive common shares into common shares.

The following reflects the Income from continuing operations and share data used in the basic and diluted earnings per share computations:

	Three Months Ended
	March 31,
(In millions, except share and per share amounts)	2009	2008

Numerator:

Income from continuing operations	$10.0	$28.2
Less: dividends declared - common stock outstanding, unvested restricted shares and restricted share units	(9.5)	(8.9)
Undistributed earnings	0.5	19.3
Percent allocated to common shareholders (1)	98.8%	99.1%
	0.5	19.1
Add: dividends declared - common stock	9.4	8.8
Numerator for basic and diluted EPS	$9.9	$27.9

Denominator (in thousands):
Denominator for basic EPS: weighted-average common shares outstanding	60,568	60,594
Effect of dilutive securities:
Stock options	348	397
Denominator for diluted EPS: adjusted weighted average common shares outstanding and assumed conversion	60,916	60,991

Per share income from continuing operations:
Basic	$0.16	$0.46
Diluted	$0.16	$0.46

(1) Basic weighted-average common shares outstanding	60,568	60,594
Basic weighted-average common shares outstanding, unvested restricted shares expected to vest and restricted share units	61,279	61,119
Percent allocated to common shareholders	98.8%	99.1%

To calculate earnings per share for the Loss from discontinued operations and for Net income (loss), the denominator for both basic and diluted earnings per share is the same as used in the above table.  The Loss from discontinued operations and the Net income (loss) were as follows:

	Three Months Ended
	March 31,
(In millions)	2009	2008

Loss from discontinued operations attributable to common shareholders for basic and diluted earnings per share	$(3.4)	$(90.0)

Net income (loss) attributable to common shareholders for unvested restricted shares and restricted share units	$6.5	$(62.1)

On January 1, 2009, as described in Note 3, New Accounting Pronouncements, the Company adopted FSP EITF 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”  The Company’s unvested restricted shares contain nonforfeitable rights to dividends and, therefore, are participating securities that are included in the computation of earnings per share pursuant to the two-class method.  The above computation of earnings per share excludes the income attributable to the unvested restricted shares and vested restricted stock units from the numerator and excludes the dilutive impact of those unvested restricted shares and the vested restricted share units from the denominator.

At March 31, 2009 and 2008, the Company had 4,374,818 and 2,845,158 of outstanding stock options, respectively.  Stock options are included in the diluted earnings per share computation using the treasury stock method.

At March 31, 2009 and 2008, under the Company’s restricted stock plan 670,615 and 510,345 unvested restricted shares were outstanding, respectively.  In addition at March 31, 2009 and 2008, under an equity plan for non-employee directors, 43,630 and 14,440 of vested restricted share units were outstanding.

(18) Exit And Disposal Activities

The following table represents the effects of exit and disposal activities related to continuing operations on the Company’s Consolidated Statements of Earnings for the three months ended March 31, 2009.  There were no exit and disposal activities reported for the three months ended March 31 2008.

March 31,
In millions	2009
Cost of goods sold	$0.4
Selling and administrative expenses	0.5
Other operating expense	2.9
Total exit and disposal costs	$3.8

Exit and disposal activities by type of charge were as follows:

March 31,
In millions	2009
Termination benefits	$0.2
Contract termination costs	0.4
Fixed asset impairment	2.9
Other associated costs	0.3
Total exit and disposal costs	$3.8

Exit and disposal accrual activities for the period ended March 31, 2009 were as follows:

In millions	Severance costs	Contract termination costs	Asset Impairment	Other associated costs	Total
Balance at December 31, 2008	$0.2	$0.7	$—	$0.4	$1.3
2009 charges to expense and adjustments	0.2	0.4	2.9	0.3	3.8
2009 usage	(0.2)	(0.6)	(2.9)	(0.1)	(3.8)
Balance at March 31, 2009	$0.2	$0.5	$—	$0.6	$1.3

Exit and disposal activities by segment were as follows:

March 31,
In millions	2009
Total by segment
Transportation Products	$3.7
Applied Technologies	0.1
Total exit and disposal costs	$3.8

Transportation Products — In the fourth quarter of 2008, the Company began the consolidation of three distribution centers located in the Southeast U.S. into McDonough, GA, two facilities in Texas into one facility, and two facilities in Spokane, WA into Ontario, CA.  During 2008, the Company also announced plans to consolidate the California wheel manufacturing operations into one location during 2009.

In the first quarter of 2009, the Company announced plans to consolidate its pneumatic tire manufacturing operations in Buji, China to its other manufacturing location in Meizhou, China.  In addition, consolidations of the Lithia Springs, GA distribution center and Carlisle, PA warehouse into other locations were completed.  Also in the first quarter of 2009, the Company announced plans to consolidate its Perrysburg, OH distribution center.

During the period ended March 31, 2009, $3.7 million in exit and disposal and restructuring charges were incurred related to the additional closures and consolidations.  These were comprised of fixed asset impairment charges of $2.9 million related to the consolidation in China, $0.2 million of employee severance costs, $0.4 million of contract termination costs and $0.2 million in moving, relocation and other expenses.  Refer to Note 5 for further information on the fixed asset impairment.  Included in Accrued liabilities at March 31, 2009, was $1.0 million related to unpaid severance, contract termination, moving and relocation, and other costs.

The estimated total pre-tax cost to exit the distribution and manufacturing facilities announced in 2008 and 2009 is $10.9 million. Through March 31, 2009, $4.5 million has been incurred.  The remaining $6.4 million is expected to be incurred through the remainder of 2009.

Applied Technologies — Exit and disposal costs of $2.2 million were incurred in the foodservice business in 2008 related to the consolidation of the Georgia and Wisconsin janitorial/sanitation manufacturing facilities into one facility in Sparta, WI.  At December 31, 2008, $0.2 million of employee termination costs were included in Accrued liabilities.  Cash payments were made during the period ended March 31, 2009 for most of this liability.

During the period ended March 31, 2009, an additional charge of $0.1 million was incurred reflecting cash payments for moving and relocation expense.  At March 31, 2009, no significant liability existed for unpaid exit and disposal costs related to this consolidation and the project is expected to be complete in the second quarter of 2009 with no additional material exit and disposal costs.

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

Net sales of $511.1 million for the three months ended March 31, 2009 represented a 22% decline from net sales of $652.4 million during the first three months of 2008.  Organic sales (defined as net sales excluding the impact of acquisitions and divestitures within the last twelve months as well as the impact of changes in foreign exchange rates) declined 25% reflecting negative organic growth in all segments, but primarily driven by lower sales volumes in the Construction Materials and Transportation Products segments.  The acquisitions of the Dinex foodservice business (“Dinex”) in January 2008 and the Carlyle interconnect solutions business (“Carlyle”) in April 2008 reported in the Applied Technologies segment contributed $29.7 million in net sales to first quarter 2009 results.  Approximately 1% of the sales decline was attributed to changes in foreign currency exchange rates.

Operating income in the first quarter of 2009 was $17.4 million, a 62% decline as compared to operating income of $45.5 million for the first quarter of 2008.  The primary drivers of the decrease were lower sales volumes within the Construction Materials and Transportation Products segments, higher unabsorbed manufacturing costs as a result of lower production, particularly in the Construction Materials segment, and higher raw material cost within the Transportation Products segment.  Acquisitions contributed $4.0 million to operating income in the first quarter of this year.

Income from continuing operations of $10.0 million, or $0.16 per diluted share, for the three months ended March 31, 2009 fell 65% compared to income from continuing operations of $28.2 million, or $0.46 per diluted share for the same period in 2008.

Sales and Earnings

Consolidated Results of Continuing Operations

Net sales for the three months ended March 31, 2009 decreased $141.3 million compared to the three months ended March 31, 2008.  The acquisitions of Dinex and Carlyle, reported in the Applied Technologies segment, contributed $29.7 million in net sales during the first three months of 2009.  Organic sales fell 25% compared to last year on significantly weaker demand most notably in the Construction Materials and Transportation Products segments.  Partially offsetting the drop in volume was an approximate 6% increase in selling prices, most of which were implemented in the second half of 2008 as the Company attempted to recover the increase in raw material cost experienced in 2008.  The impact of changes in foreign currency rates accounted for a 1% decline in sales as compared to last year.

Cost of Goods Sold of $422.1 million for the quarter ended March 31, 2009 decreased $106.7 million, or 20% from $528.8 million in the first quarter of 2008, on a decline in net sales of 22%.  The decline was attributable to lower sales volumes, partially offset by higher unabsorbed overhead costs on decreased production and higher raw material costs reflecting high valued inventory sold in the first quarter of this year.

Gross margin (net sales less cost of goods sold expressed as a percent of net sales) of 17.4% in the first quarter of 2009 decreased compared to a gross margin of 18.9% in the first quarter in 2008. With the exception of the Specialty Products segment, reductions in gross margins were reported across all segments.  The primary drivers were higher unabsorbed overhead costs in the Construction Materials segment and higher raw material costs in the Transportation Products segment.

Selling and administrative expenses of $67.7 million for the quarter ended March 31, 2009 were $7.1 million, or 10%, lower than $74.8 million in the first three months of 2008.  Expenses were down across all segments with the exception of the Applied Technologies segment where expenses were higher reflecting the Dinex and Carlyle acquisitions.  The reductions were primarily in commission and other compensation expenses reflecting lower sales and headcount reductions.  As a percent of net sales, selling and administrative expenses were 13.2% and 11.5% for the three months ended March 31, 2009 and 2008, respectively.

Operating income of $17.4 million in the first quarter of 2009 represented a 62% decline as compared to $45.5 million in the first quarter of 2008.  Operating margin (operating income expressed as a percent of net sales) declined from 7.0% in the first quarter of 2008 to 3.4% in the first quarter of 2009.  The decline in operating income and operating margin reflected lower gross margins and higher selling and administrative costs as a percent of sales as described above.

Interest expense, net was $2.7 million for the three months ended March 31, 2009, compared to interest expense, net of $4.1 million for the three months ended March 31, 2008, primarily reflecting more favorable short-term interest rates in 2009.

Income from continuing operations, net of tax was $10.0 million, or $0.16 per diluted share for the three months ended March 31, 2009, a 65% decline from $28.2 million, or $0.46 per diluted share reported for the three months ended March 31, 2008.

Consolidated Results of Discontinued Operations

Loss from discontinued operations, net of tax, for the three months ended March 31, 2009 was $3.4 million, or $0.05 per diluted share, which compared to a loss from discontinued operations, net of tax, of $90.8 million, or $1.48 per diluted share for the same period in 2008.  In April 2008, the Company announced the planned disposition of Power Transmission Products and Motion Control, the power transmission belt and on-highway friction and brake shoe businesses, respectively. The 2008 loss includes an after-tax impairment charge on the assets of these two businesses of $89.5 million.

In April 2009, the Company announced it will exit, rather than sell, the on-highway friction and brake shoe business of Motion Control and dispose of the assets associated with this business as part of a planned dissolution. The loss from discontinued operations for the first quarter of 2009 includes after-tax severance, asset write-down and impairment charges of $3.7 million related to the exit of this business. Power Transmission Products remains in discontinued operations as it is held for sale, and the business generated positive cash flow from operations for the first quarter of 2009.

Net income of $6.6 million, or $0.11 per diluted share, for the quarter ended March 31, 2009 compared to a net loss of $62.6 million, or $1.02 per diluted share, for the quarter ended March 31, 2008.  Results for the first quarter 2008 included an $89.5 million, or $1.47 per diluted share, after-tax impairment charge of assets related to discontinued operations.

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

	Three Months Ended		Increase
In millions,	March 31,		(Decrease)
except percentages	2009	2008 *	Amount	Percent
Net Sales
Construction Materials	$207.6	$282.1	$(74.5)	-26%
Transportation Products	168.1	242.0	(73.9)	-31%
Applied Technologies	102.6	91.0	11.6	13%
Specialty Products	32.8	37.3	(4.5)	-12%
	$511.1	$652.4	$(141.3)	-22%

Operating Income
Construction Materials	$5.3	$14.9	$(9.6)	-64%
Transportation Products	7.4	23.9	(16.5)	-69%
Applied Technologies	8.4	9.9	(1.5)	-15%
Specialty Products	4.2	4.9	(0.7)	-14%
Corporate	(7.9)	(8.1)	0.2	2%
	$17.4	$45.5	$(28.1)	-62%

* 2008 amounts have been restated to reflect discontinued operations.

Construction Materials

Net sales in the Construction Materials segment were $207.6 million in the first three months of 2009, a 26% decline from $282.1 million reported in the same period of 2008 on lower sales in all product lines.  The reason for the decline was primarily due to a 32% drop in unit volume reflecting soft demand in the commercial construction market, partially offset by a 6% improvement in selling prices.

Operating income of $5.3 million in the first quarter of 2009 represented a $9.6 million, or 64%, decline compared with the first quarter of 2008.  Operating margin was 2.6% in the first quarter of 2009 as compared to 5.3% for the same period in 2008.  The decline primarily reflected lower sales volume coupled with higher unabsorbed overhead reflecting a reduction in membrane production as the Company continues to focus on optimizing inventory levels.

Net sales and earnings are generally higher for this segment in the second and third quarters of the year due to increased construction activity during these periods.  Recent trends indicate sales and earnings may continue to be negatively impacted by the downturn in commercial construction.  Also, while the Company has been able to maintain higher prices implemented in 2008 to offset the increase in raw materials, the ability to continue to maintain these prices is uncertain.  Competitive pricing pressures may place further negative pressure on earnings in future periods.

Transportation Products

Net sales of $168.1 million for the three months ended March 31, 2009 were 31% lower than net sales of $242.0 million for the same period in 2008.  Net sales for the tire and wheel business declined 22% as compared to last year on a 29% drop in sales volumes, partially offset by a 9% increase in selling prices. The downturn in the economy and continued softness in residential construction were the primary reasons for the volume decline.  Sales in the specialty trailer business were down 65% in the current-year quarter as compared to the first quarter of 2008 as current economic conditions are adversely impacting sales in all product lines.

In the fourth quarter of 2008, the Company began the consolidation of three distribution centers located in the Southeast U.S. into McDonough, GA, two facilities in Texas into one facility, and two facilities in Spokane, WA into Ontario, CA.  During 2008, the Company also announced plans to consolidate three California wheel manufacturing operations into one location during 2009.

In the first quarter of 2009, the Company announced plans to consolidate its pneumatic tire manufacturing operations in Buji, China into its other manufacturing location in Meizhou, China.  In addition, consolidations of the Lithia Springs, GA distribution center and Carlisle, PA warehouse into other locations were completed.  Related to these activities, the Company recorded $3.7 million of expenses in the first quarter of 2009 comprised of fixed asset impairment charges of $2.9 million related to the consolidation in China, $0.2 million of employee severance costs, $0.4 million of contract termination costs and $0.2 million in moving, relocation and other expenses.

The estimated total pre-tax cost to exit the distribution and manufacturing facilities announced in 2008 and 2009 is $10.9 million.  Through March 31, 2009, $4.5 million has been incurred. The remaining $6.4 million is expected to be incurred through the remainder of 2009. These closures and consolidation actions are estimated to yield cost of goods sold and operating expense savings of approximately $14 million annually reflecting lower lease expense, labor efficiencies and lower energy costs.  A portion of these savings will be realized this year related to the closures that have taken place to date, and are expected to be fully realized by 2010.

Operating income of $7.4 million for the three months ended March 31, 2009 represented a 69% decline as compared to the prior year.  Operating margin fell to 4.4% in the first quarter of 2009, down from 9.9% in the prior-year quarter.  Included in current year results were $3.7 million of expenses related to the consolidation activities as previously discussed.  Partially offsetting these expenses was a net $2.6 million gain resulting from insurance recoveries on inventory destroyed in a fire at the Company’s facility in Bowdon, Georgia in November 2008.  For a more information see Note 4 to the Consolidated Financial Statements.

The specialty trailer business reported a loss in the first quarter of 2009 as a result of the significant drop in sales volume coupled with significantly lower production levels resulting in higher unabsorbed overhead costs.

Earnings and margins were also lower in the tire and wheel business primarily reflecting the drop in unit sales.  While increased selling prices reflecting pricing actions implemented in the second half of 2008 had a positive impact on earnings in the first quarter of 2009, higher raw material costs offset this impact as the Company worked through its high-priced raw material inventory.

Net sales and earnings for the tire and wheel business are generally higher in the first half of the year due to peak sales volumes in the outdoor power equipment market; however, current economic conditions have suppressed sales in the first quarter of this year, and it remains uncertain to what extent future quarters will be impacted.  The Company has seen raw material prices stabilize, but due to long lead times and reduced production volume, the benefits from lower raw material costs may not be realized until the third quarter of 2009.  Further, the Company could face negative pricing pressure in subsequent quarters which could negatively impact sales and earnings in those periods.  The Company could also be negatively impacted by cost and availability of shipping channels and the amount of time required to ship product manufactured in China. The continuation of the recession may continue to negatively impact the specialty trailer business in subsequent quarters.

Applied Technologies

Net sales of $102.6 million in the first quarter of 2009 grew 13% from the first quarter of 2008.  The acquisitions of Dinex in January, 2008 and Carlyle in April, 2008 contributed $29.7 million to current year results.  Organic sales declined 20% on lower sales in both the interconnect technologies and foodservice products businesses.  Organic sales in the interconnect technologies business fell 28% on aerospace production delays and general economic conditions.  Organic sales in the foodservice products business were off 15% from first quarter 2008 levels also reflecting the recession.

Operating income for this segment decreased $1.5 million, or 15%, in the first quarter of 2009 as compared to the prior-year quarter.  Acquisitions contributed $4.0 million of earnings in the current year.  Operating margin of 8.2% reported for the first three months of 2009 was lower than the 10.9% recorded for the same period of 2008.  Excluding the impact of acquisitions, earnings fell in the current-year quarter as compared to last year on lower organic sales and higher unabsorbed overhead on lower production.

While the Company continues to focus efforts on aggressive cost reduction to maintain profitability, continued delays in new airplane manufacturing schedules and uncertainty regarding general economic conditions could place negative pressure on sales and earnings in subsequent quarters.

Specialty Products

Net sales of $32.8 million in the first quarter of 2009 fell 12% from $37.3 million in the first quarter of 2008.  Sales grew 54% in the refrigerated truck bodies business due to a large military order, but were more than offset by a 29% decline in the off-highway brake business primarily on reductions in the construction and mining market segments.

Operating income of $4.2 million in the first quarter of 2009 represented a 14% decline from the first quarter of 2008.  Operating margins declined from 13.1% in the first quarter of 2008 to 12.8% in the first quarter of 2009.  Earnings in the refrigerated truck bodies business were up significantly from the prior year reflecting the improvement in sales, while the off-highway brake business reported lower earnings primarily as a result of the reduction in sales volumes.

The off-highway brake and refrigerated truck bodies businesses are generally not subject to seasonal demand.  While the off-highway brake business has not experienced any significant raw material supply issues or significant unrecovered raw material cost increases in recent periods, limited availability and price volatility of raw materials could negatively impact future operating income. Volatility in commodities prices could impact demand in the mining sector. Lack of credit availability could impact demand in all markets served by the Specialty Products segment.  The Company could also be negatively impacted by cost and availability of shipping channels and the amount of time required to ship product manufactured in China.

Balance Sheet

Cash increased by $16.6 million, from $42.7 million at December 31, 2008 to $59.3 million at March 31, 2009.  Refer to the Liquidity and Capital Resources section for more information.

Trade Receivables of $316.9 million at March 31, 2009 compared to receivables of $317.0 million at December 31, 2008.  Sales are generally higher in the last two months of the first quarter as compared to the last two months of the fourth quarter, resulting in an increase in trade receivables at March 31 as compared to December 31. However, net sales in the last two months of the quarter ended March 31, 2009 were comparable to net sales in the last two months of the quarter ended December 31, 2008, thus trade receivables at March 31, 2009 were nearly unchanged compared to December 31, 2008.

Inventories decreased $50.2 million, from $424.2 million at December 31, 2008 to $374.0 million at March 31, 2009.  The decrease relates to lower production in the Construction Materials, Transportation Products and Applied Technologies segments due to lower demand in addition to management’s inventory reduction efforts.

Prepaid expenses and other current assets at March 31, 2009 of $32.8 million, decreased $26.1 million from $58.9 million at December 31, 2008.  The decrease primarily reflects the receipt of certain vendor rebates accrued at December 31, 2008 in the Construction Materials segment, collection of tax receivables and collection of insurance proceeds related to the insurance claim on the Bowdon fire.

Current assets held for sale at March 31, 2009 of $78.6 million decreased $11.5 million from $90.1 million at December 31, 2008.  The decrease primarily relates to inventory reductions at the Company’s discontinued power transmission and on-highway friction and brake shoe businesses, as well as a $3.4 million inventory charge connected with the Company’s decision to exit the on-highway friction and brake shoe business.

Property, plant and equipment, net of $461.9 million at March 31, 2009 decreased $8.8 million compared to $470.7 million at December 31, 2008.  The decrease reflects capital expenditures lower than period depreciation expense as well as a $2.9 million impairment charge in the Transportation Products segment related to plant consolidation.

Accounts payable decreased by $8.0 million, from $123.6 million at December 31, 2008 to $115.6 million at March 31, 2009, reflecting decreases in the Construction Materials and Applied Technologies segments from decreased production and sales activity.

Accrued expenses of $106.1 million at March 31, 2009 were $42.2 million lower than accrued expenses at December 31, 2008 of $148.3 million, primarily related to the payment of accrued rebates and bonuses.

Long-term debt decreased by $30.4 million, from $273.3 million at December 31, 2008 to $242.9 million at March 31, 2009. This decrease primarily reflects a net reduction in the Company’s borrowings.

Liquidity and Capital Resources

Sources and Uses of Cash

	Three Months Ended March 31,
In millions	2009	2008
Net cash provided by operating activities	$63.5	$7.2
Net cash used in investing activities	(9.5)	(160.1)
Net cash (used in) provided by financing activities	(37.2)	120.9
Effect of exchange rate changes on cash	(0.2)	0.4
Change in cash and cash equivalents	$16.6	$(31.6)

Net cash provided by operating activities was $63.5 million for the three months ended March 31, 2009, compared to net cash provided by operating activities of $7.2 million for the three months ended March 31, 2008.  Cash provided by working capital and other assets and liabilities was $39.0 million for the three months ended March 31, 2009, which compared to cash used of $36.5 million for the three months ended March 31, 2008.

Cash used in investing activities was $9.5 million for the quarter ended March 31, 2009 compared to $160.1 million for the first quarter of 2008.  Capital expenditures were $10.3 million in the first quarter of 2009 compared to capital expenditures of $23.0 million in the first quarter of 2008. Cash used in investing activities in the first quarter of 2008 included $95.4 million used to fund the acquisition of Dinex for the Company’s foodservice business. 2008 investing activities also included a $41.9 million off-shore short-term investment of proceeds from the sale of the Company’s European roofing joint venture in 2007.

Cash used by financing activities of $37.2 million for the three months ended March 31, 2009 primarily reflects the repayment of debt and the payment of dividends. Cash provided by financing activities of $120.9 million for the three months ended March 31, 2008 included borrowings under the revolving credit facility and securitization facility to fund acquisitions.

Debt Instruments, Guarantees and Covenants

The following table quantifies certain contractual cash obligations and commercial commitments at March 31, 2009:

		Remaining
In millions	Total	in 2009	2010	2011	2012	2013	Thereafter
Short-term credit lines and long-term debt	$374.2	$210.0	$—	$0.4	$0.5	$0.5	$162.8
Interest on long-term debt (1)	88.0	7.8	10.4	10.4	10.4	10.4	38.6
Noncancelable operating leases	80.7	14.9	17.8	13.9	9.9	6.5	17.7
Total commitments	$542.9	$232.7	$28.2	$24.7	$20.8	$17.4	$219.1

(1) Future expected interest payments are calculated based on the stated rate for fixed rate debt and the effective interest rate at March 31, 2009, for variable rate debt.

Short-term credit lines and long-term debt for 2009 in the above table include $210.0 million related to borrowings under the Company’s revolving credit facility.  Based on the Company’s expected future cash flow needs, the Company expects $79.5 million of these borrowings to be outstanding beyond the twelve-month period immediately following March 31, 2009, as the revolving credit facility does not expire until

July 2012. Therefore, $79.5 million of these borrowings are included in Long-term debt at March 31, 2009, with the remaining $130.5 million of borrowings included in Short-term debt, including current maturities.

The above table does not include $163.3 million of other long-term liabilities.  Other long-term liabilities consist primarily of deferred income tax and other tax liabilities of $95.5 million, pension and post-retirement medical benefits of $62.1 million and warranty and other obligations of $5.7 million.  Due to factors such as return on plan assets, disbursements, contributions, and timing of warranty claims, it is not reasonably possible to estimate when these will become due.

Although the Company has entered into long-term purchase agreements for certain key raw materials, there were no take-or-pay contracts exceeding one year in place at March 31, 2009.

At March 31, 2009 the Company had $284.9 million available under its $500 million revolving credit facility. The revolving credit facility provides for grid-based interest pricing based on the credit rating of the Company’s senior unsecured bank debt or other unsecured senior debt and the Company’s utilization of the facility. The Company is presently on Credit Watch with one of the credit rating agencies.  The facility requires the Company to meet various restrictive covenants and limitations including certain net worth, cash flow ratios and limits on outstanding debt balances held by certain subsidiaries.

The Company also maintains a $55.0 million uncommitted line of credit of which $55.0 million was available at March 31, 2009.

The Company had $93.5 million available under its accounts receivable securitization facility at March 31, 2009, which matures in July 2009.

At March 31, 2009, letters of credit amounting to $34.5 million were outstanding, primarily to provide security under insurance arrangements and certain borrowings.

The Company has financial guarantee lines in place for certain of its operations in U.S. and Europe to facilitate working capital needs, customer performance and payment and warranty obligations.  At March 31, 2009, the Company had issued guarantees of $0.8 million, of which an immaterial amount is recorded in current liabilities or other long-term liabilities.

During 2005, the Company sold certain assets and liabilities of its discontinued automotive components business which was part of a series of sales. Certain leases guaranteed by the Company expire in 2009 and 2011 and have total minimum lease payments of $1.0 million at March 31, 2009. The Company believes that the current lessee will fulfill all obligations required by those lease agreements.

Discontinued Operations and Assets Held for Sale

In the second quarter of 2008, in keeping with the Company’s plan to simplify its business and focus attention on its remaining businesses and operating segments, the Company announced its decision to pursue disposition of both its power transmission belt business and its on-highway friction and brake shoe business. The Company intends to complete the sale of the power transmission business in 2009.

During the first quarter of 2009, the Company made the decision to exit the on-highway friction and brake shoe business and dispose of the assets as part of a planned dissolution.

In the second quarter of 2007, as part of its commitment to concentrate on its core businesses, the Company announced plans to exit the custom thermoset products molding operation (“thermoset molding operation”). The disposition of the thermoset molding operation was completed in 2008.

The assets of these operations have met the criteria for, and have been classified as “held for sale” in accordance with SFAS 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.”  In addition, results of operations for these businesses, and any gains or losses recognized from their sale, are reported as “discontinued operations” in accordance with SFAS 144.

Total assets held for sale were as follows:

	March 31,	December 31,
In millions	2009	2008
Assets held for sale:
Power transmission belt business	$100.9	$101.9
On-highway brake business	23.9	34.4
Thermoset molding operation	1.7	1.7
Total assets held for sale	$126.5	$138.0

At March 31, 2009 and December 31, 2008, the remaining assets of the thermoset molding operation consisted of land and building formerly utilized by the operation.

The major classes of assets and liabilities held for sale included in the Company’s Consolidated Balance Sheets were as follows:

	March 31,	December 31,
In millions	2009	2008
Assets held for sale:
Receivables	$26.4	$26.0
Inventories	50.6	62.5
Prepaid expenses and other current assets	1.6	1.6
Total current assets held for sale	78.6	90.1

Property, plant and equipment, net	47.0	46.9
Other long term assets	0.9	1.0
Total non-current assets held for sale	47.9	47.9
Total assets held for sale	$126.5	$138.0

Liabilities associated with assets held for sale:
Accounts payable	$7.3	$8.6
Accrued expenses	19.3	20.3
Total liabilities associated with assets held for sale	$26.6	$28.9

Net sales and income (loss) before income taxes from discontinued operations were as follows:

	Three Months Ended
	March 31,
In millions	2009	2008 *
Net sales:
Power transmission belt business	$32.0	$40.5
On-highway brake business	10.0	15.3
Thermoset molding operation	—	2.2
Net sales for discontinued operations	$42.0	$58.0

Income (loss) from operations of discontinued operations:
Power transmission belt business	$2.4	$(66.5)
On-highway brake business	(9.7)	(59.3)
Thermoset molding operation	(0.1)	(0.1)
Automotive components	(0.1)	(1.3)
Systems and equipment	0.9	—
Loss before income taxes from discontinued operations	$(6.6)	$(127.2)

* 2008 amounts have been restated to reflect the power transmission belt and on-highway brake businesses as discontinued operations. Results may differ from prior presentations due to rounding.

Results for the three months ended March 31, 2009 included $6.0 million of pre-tax expenses related to the planned disposition of the on-highway friction and brake shoe business, including an inventory write-down of $3.4 million, property, plant and equipment impairment costs of $0.8 million and severance costs of $1.8 million.  These expenses were recorded pursuant to the requirements of SFAS 144 and SFAS 146. Results for the three months ended March 31, 2008 reflected $124.2 million in pre-tax impairment charges in connection with the power transmission belt and on-highway friction and brake shoe businesses which were recognized under SFAS 142 and SFAS 144.

New Accounting Pronouncements

In January 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”) for financial assets and liabilities.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 applies only for fair value measurements that are already required or permitted by other accounting standards (except for measurements of share-based payments) and is intended to increase the consistency of those measurements.  Accordingly, SFAS 157 does not require any new fair value measurements.  Adoption of this standard had no material effect on the Company’s statement of earnings or financial position.  In February 2008, FASB Staff Position (FSP) No. FAS 157-2 was issued, which deferred the effective date of SFAS 157 by one year for certain types of nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.  The Company has adopted the provisions of this standard as it relates to the fair value measurement of non-financial assets and liabilities effective January 1, 2009.  The adoption did not have a material impact on the Company’s consolidated financial statements.  See Note 5 for additional information.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51. These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS Nos. 141(R) and 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008.  The Company has adopted the provisions of these statements prospectively, as required, beginning January 1, 2009.  There were no business combinations or acquisitions of noncontrolling interests in the first quarter of 2009 and thus the adoption did not impact the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities.  SFAS 161 applies to all derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities.  SFAS 161 requires entities to provide greater transparency through additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. At March 31, 2009, the Company had no active derivative instruments, thus the adoption of this standard had no effect on its consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1 (FSP EITF 03-6-1), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-06-1 clarifies that unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities for purposes of applying the two-class method of computing earnings per share.  The Company adopted the provisions of this FSP effective January 1, 2009.  The adoption did not have a material effect on the Company’s consolidated financial statements.  See Note 17 for more information regarding the Company’s adoption of this standard.

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

International operations are exposed to translation risk when the local currency financial statements are translated into U.S. dollars. The Company monitors this risk, but at March 31, 2009 no translation risk hedges were in place.

The Company is also exposed to risks in the movements of foreign currency exchange rates for transactions denominated in foreign currencies. Revenues for sales of products manufactured in China for the North American market are generated predominantly in U.S. dollars. Many of the obligations incurred by these operations are settled in Chinese renminbi or Hong Kong dollars. If the U.S. dollar weakened significantly against the renminbi or Hong Kong dollar, the Company’s results of operations could be adversely affected. The Company continues to monitor developments in China that may affect its strategy and will hedge its currency risk exposure when deemed effective and prudent. While the Company is exposed to the exchange rates of other currencies including the Canadian dollar, British pound, Mexican peso and European euro, their risk is considered minimal. Less than 6% of the Company’s revenues from continuing operations for the quarter ended March 31, 2009 are in currencies other than the U.S. dollar.

On June 15, 2005, the Company entered into treasury lock contracts with a notional amount of $150.0 million to hedge the cash flow variability on forecasted debt interest payments associated with changes in interest rates.  These contracts were designated as cash flow hedges and were deemed effective at the origination date.  On August 15, 2006, the Company terminated the treasury lock contracts resulting in a gain of $5.6 million ($3.5 million, net of tax),  which will be amortized to reduce interest expense until August 2016, the term of the interest payments related to the $150.0 million in notes issued on August 18, 2006.  At March 31, 2009, the Company had a remaining unamortized gain of $4.2 million ($2.6 million, net of tax) which is reflected in Accumulated other comprehensive loss on the Company’s Consolidated Balance Sheets.  Approximately $0.4 million ($0.3 million, net of tax) is expected to be amortized to reduce Interest expense, net in 2009.

No interest rate swaps were in place at March 31, 2009.

The Company’s operations use certain commodities such as plastics, carbon black, synthetic and natural rubber and steel.  As such, the Company’s cost of operations is subject to fluctuations as the markets for these commodities change.  The Company monitors these risks, but at March 31, 2009 no derivative contracts were in place to hedge these risks.

Item 4. Controls and Procedures

(a) Under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation and as of March 31, 2009, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective.

(b) There were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.                Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s repurchases of equity securities during the period January 1, 2009 through March 31, 2009 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2009	—	$—	—	3,024,499
Feburary 1 - 28, 2009				3,024,499
March 1 - 31, 2009	—	—	—	3,024,499
Total	—	$—	—	3,024,499

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

May 8, 2009
	By:	/s/ Steven J. Ford
Name: Steven J. Ford
Title: Vice President and Chief Financial Officer