Form 10-Q
period 2009-06-30
CARLISLE COMPANIES INC
filed 2009-08-04
CIK 790051

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

Shares of common stock outstanding at August 1, 2009: 61,249,270

Part . Financial Information

Item 1.Financial Statements

Carlisle Companies Incorporated

Consolidated Statements of Earnings

For the Three and Six Months ended June 30, 2009 and 2008

(In millions, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008*	2009	2008*

Net sales	$618.5	$863.0	$1,129.6	$1,515.4

Cost and expenses:
Cost of goods sold	477.8	688.9	899.9	1,217.6
Selling and administrative expenses	72.8	80.9	140.5	155.8
Research and development expenses	3.2	3.3	6.7	6.6
Gain related to fire settlement	(24.5)	—	(27.0)	—
Other operating expense	5.2	—	8.1	—

Operating income	84.0	89.9	101.4	135.4

Other non-operating expense (income), net	1.5	0.3	0.8	(0.8)
Interest expense, net	2.3	5.1	5.0	9.2
Income before income taxes	80.2	84.5	95.6	127.0

Income tax expense	24.5	27.6	29.9	41.9
Income from continuing operations, net of tax	55.7	56.9	65.7	85.1

Discontinued operations
Income (loss) from discontinued operations	1.1	(0.6)	(5.5)	(127.8)
Income tax expense (benefit)	1.3	2.0	(1.9)	(34.4)
Loss from discontinued operations, net of tax	(0.2)	(2.6)	(3.6)	(93.4)
Net income (loss)	$55.5	$54.3	$62.1	$(8.3)

Earnings (loss) per share - basic
Income from continuing operations, net of tax	$0.91	$0.93	$1.07	$1.39
Loss from discontinued operations, net of tax	—	(0.04)	(0.06)	(1.53)
Earnings per share - basic	$0.91	$0.89	$1.01	$(0.14)

Earnings (loss) per share - diluted
Income from continuing operations, net of tax	$0.90	$0.93	$1.06	$1.39
Loss from discontinued operations, net of tax	—	(0.05)	(0.05)	(1.53)
Earnings per share - diluted	$0.90	$0.88	$1.01	$(0.14)

Weighted average common shares outstanding (in thousands)
Basic	60,584	60,506	60,576	60,550
Effect of dilutive stock options	342	340	440	348
Diluted	60,926	60,846	61,016	60,898

Dividends declared and paid per share	$0.155	$0.145	$0.310	$0.290

*                      For the three and six months ended June 30, 2008  certain revisions have been made regarding FSP 03-6-1.  See Notes 2 and 17 to Unaudited Consolidated Financial Statements.

See accompanying notes to Unaudited Consolidated Financial Statements

Carlisle Companies Incorporated

Consolidated Balance Sheets

June 30, 2009 and December 31, 2008

(In millions, except share and per share amounts)

	June 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$63.6	$42.7
Receivables, less allowance of $11.3 in 2009 and $10.7 in 2008	347.8	317.0
Inventories	315.8	424.2
Deferred income taxes	39.4	35.2
Prepaid expenses and other current assets	19.9	58.9
Current assets held for sale	56.6	90.1
Total current assets	843.1	968.1

Property, plant and equipment, net of accumulated depreciation of $494.7 in 2009 and $494.2 in 2008	444.4	470.7

Other assets:
Goodwill, net	436.0	435.8
Other intangible assets, net	142.8	146.3
Investments and advances to affiliates	4.3	4.6
Other long-term assets	5.1	2.5
Non-current assets held for sale	45.9	47.9
Total other assets	634.1	637.1

TOTAL ASSETS	$1,921.6	$2,075.9

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt, including current maturities	$25.0	$127.0
Accounts payable	143.5	123.6
Accrued expenses	137.6	148.3
Deferred revenue	14.8	14.7
Current liabilities associated with assets held for sale	17.6	28.9
Total current liabilities	338.5	442.5

Long-term liabilities:
Long-term debt	156.7	273.3
Deferred revenue	108.7	106.2
Other long-term liabilities	168.6	159.8
Total long-term liabilities	434.0	539.3

Shareholders’ equity:
Preferred stock, $1 par value per share. Authorized and unissued 5,000,000 shares	—	—
Common stock, $1 par value per share. Authorized 100,000,000 shares; 78,661,248 shares issued; 60,606,425 outstanding in 2009 and 60,532,539 outstanding in 2008	78.7	78.7
Additional paid-in capital	66.6	62.1
Cost of shares of treasury - 17,410,478 shares in 2009 and 17,654,759 shares in 2008	(222.9)	(225.5)
Accumulated other comprehensive loss	(34.9)	(39.5)
Retained earnings	1,261.6	1,218.3
Total shareholders’ equity	1,149.1	1,094.1

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,921.6	$2,075.9

See accompanying notes to Unaudited Consolidated Financial Statements

Carlisle Companies Incorporated

Consolidated Statements of Cash Flows

For the Six Months ended June 30, 2009 and 2008

(In millions)

(Unaudited)

	June 30,
	2009	2008

Operating activities
Net income (loss)	$62.1	$(8.3)
Reconciliation of net income (loss) to cash flows from operating activities:
Depreciation	29.0	31.3
Amortization	5.3	4.1
Non-cash compensation	7.7	6.5
Earnings in equity investments	(0.2)	(0.3)
(Gain) loss on sale of property and equipment, net	(0.5)	0.1
Loss on writedown of assets	10.5	124.3
Deferred taxes	3.6	(34.7)
Tax benefits from stock-based compensation	0.3	(0.1)
Changes in assets and liabilities, excluding effects of acquisitions and divestitures:
Current and long-term receivables	6.5	(119.4)
Inventories	129.5	12.2
Accounts payable and accrued expenses	(13.7)	44.1
Income taxes	24.8	6.6
Long-term liabilities	4.8	20.6
Other operating activities	(0.7)	(0.8)
Net cash provided by operating activities	269.0	86.2

Investing activities
Capital expenditures	(20.1)	(40.7)
Acquisitions, net of cash	—	(294.8)
Proceeds from sale of property and equipment	2.6	0.3
Other investing activities	0.5	0.3
Net cash used in investing activities	(17.0)	(334.9)

Financing activities
Net change in short-term borrowings and revolving credit lines	(211.9)	401.9
Reductions of long-term debt	—	(100.0)
Dividends	(19.0)	(17.7)
Treasury share repurchases	—	(4.8)
Treasury shares and stock options, net	(0.2)	(1.4)
Tax benefits from stock-based compensation	(0.3)	0.1
Net cash (used in) provided by financing activities	(231.4)	278.1

Effect of exchange rate changes on cash	0.3	0.4
Change in cash and cash equivalents	20.9	29.8
Cash and cash equivalents
Beginning of period	42.7	88.4
End of period	$63.6	$118.2

See accompanying notes to Unaudited Consolidated Financial Statements

Notes to Unaudited Consolidated Financial Statements

Three and Six Months Ended June 30, 2009 and 2008

(1)   Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Carlisle Companies Incorporated and its wholly-owned subsidiaries (together, the “Company” or “Carlisle”).  Intercompany transactions and balances have been eliminated on consolidation. The unaudited consolidated financial statements have been prepared in accordance with Article 10-01 of Regulation S-X of the Securities and Exchange Commission and, as such, do not include all information required by generally accepted accounting principles for annual financial statements. However, in the opinion of the Company, these financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial statements for the interim periods presented herein.  Results of operations for the three and six months ended June 30, 2009, are not necessarily indicative of the operating results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company’s 2008 Form 10-K.

(2) Reclassifications and Restatements

Certain reclassifications have been made to the information for the three and six months ending June 30, 2008 to conform to the current year’s presentation.

Earnings per share for the three and six months ended June 30, 2008 have been revised retroactively, as required, to reflect the implementation of FASB Staff Position 03-6-1.  See Notes 3 and 17 for additional information.

(3) New Accounting Pronouncements

New accounting standards adopted

In January 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”) for financial assets and liabilities.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 applies only for fair value measurements that are already required or permitted by other accounting standards (except for measurements of share-based payments) and is intended to increase the consistency of those measurements.  Accordingly, SFAS 157 does not require any new fair value measurements.  Adoption of this standard had no material effect on the Company’s statement of earnings or financial position.  In February 2008, FASB Staff Position (FSP) No. FAS 157-2 was issued, which deferred the effective date of SFAS 157 by one year for certain types of nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.  The Company has adopted the provisions of this standard as it relates to the fair value measurement of non-financial assets and liabilities effective January 1, 2009.  The adoption did not have a material impact on the Company’s consolidated financial statements.  See Note 6 for additional information.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51. These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS Nos. 141(R) and 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008.  The Company has adopted the provisions of these statements prospectively, as required, beginning January 1, 2009.  There were no business combinations or acquisitions of noncontrolling interests in the first six months of 2009 and thus the adoption did not impact the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities.  SFAS 161 applies to all derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities.  SFAS 161 requires entities to provide greater transparency through additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. At June 30, 2009, the Company had no active derivative instruments, thus the adoption of this standard had no effect on its consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1 (“FSP EITF 03-6-1”), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 clarifies that unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities for purposes of applying the two-class method of computing earnings per share.  The Company adopted the provisions of this FSP effective January 1, 2009.  The adoption did not have a material effect on the Company’s consolidated financial statements.  See Note 17 for more information regarding the Company’s adoption of this standard.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). The Company adopted SFAS 165 which requires an entity to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet. For nonrecognized subsequent events that must be disclosed to keep the financial statements from being misleading, an entity will be required to disclose the nature of the event as well as an estimate of its financial effect, or a statement that such an estimate cannot be made. In addition, SFAS 165 requires an entity to disclose the date through which subsequent events have been evaluated. The Company has evaluated subsequent events through the date these financial statements were filed with the SEC.

In June 2009, the FASB  issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS 168”). The FASB Accounting Standards Codification (“ASC”) will become the source of authoritative generally accepted accounting principles in the United States of America (“U.S. GAAP”).  The ASC changes the referencing of accounting standards and is effective for interim or annual financial periods ending after September 15, 2009.  The ASC is not intended to change or alter existing U.S. GAAP; however the way authoritative literature is referred to will change effective in the third quarter of 2009.

(4) Fire Gain

On November 16, 2008, a fire occurred at the tire and wheel plant in Bowdon, GA, and as a result the building and the majority of the machinery, equipment, records and other assets were destroyed.  In order to service customers, partial operations were initiated at a facility in Heflin, AL, and some production was transferred to other tire and wheel plants or outsourced to third parties.

In the fourth quarter of 2008, while the Company was negotiating its claim, a pretax loss was recorded representing the deductible of $0.1 million.  The net result of fire-related transactions in the first quarter of 2009 was a $2.5 million pretax gain which was recorded as an offset to Other operating expense. This gain included a $2.6 million pretax gain on the settlement of the inventory claim which was the difference between $8.9 million, representing the loss on inventory recorded in the fourth quarter of 2008 for which a receivable was recorded at December 31, 2008, and $11.5 million of cash proceeds received from the insurance carriers to settle the inventory claim in the first quarter of 2009.  Total payments of $13.5 million were received from the insurance carriers in the first quarter of 2009.

The net result of fire-related transactions in the second quarter of 2009 was a $24.5 million pretax gain on the settlement of all other claims and that amount was reported as Gain related to fire settlement.  This gain was the difference between the $41.0 million of cash proceeds received from the insurance carriers in settlement of all outstanding claims and the $11.2 million insurance claims receivable balance at March 31, 2009 included in Prepaid expenses and other current assets for a portion of the expected insurance reimbursements plus $5.3 million, representing fire-related cost in the second quarter of 2009.

During the second quarter of 2009 the $2.5 million pretax gain recorded in the first quarter of 2009 was reclassified from an offset to Other operating expense to Gain related to fire settlement.  The year-to-date pretax gain through June 30, 2009, was $27.0 million, including the above mentioned $2.5 million gain, and this year-to-date amount was recorded as Gain related to fire settlement.

From November 16, 2008 through June 30, 2009 cash proceeds of $54.5 million were received from the insurance carriers.  Losses and cost incurred from November 16, 2008 through June 30, 2009 of $27.6 million included $8.9 million of inventory; $5.7 million of building, machinery, equipment and other assets; and $13.0 million of fire-related cost.  The $26.9 million pretax gain from November 16, 2008 through June 30, 2009 was the difference between cash proceeds of $54.5 million and the losses of $27.6 million.  On a quarterly basis, a loss of $0.1 million was recorded in the fourth quarter of 2008, a gain of $2.5 million was recorded in the first quarter of 2009, and a gain of $24.5 million was recorded in the second quarter of 2009.

A minimal amount of fire-related cost is expected after June 30, 2009.  Since all insurance claims due to this fire were settled with the carriers, there was no insurance claims receivable at June 30, 2009 and no additional insurance proceeds are anticipated.

(5) Borrowings

During the second quarter of 2009, the Company terminated its existing $150.0 million accounts receivable securitization facility. The facility was terminated as a result of the Company’s strong operating cash flows and its available credit facilities and lines of credit that should provide adequate liquidity and capital resources to fund ongoing operations, expand existing lines of business and make strategic acquisitions.

(6) Fair Value Measurements

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

The fair value of the Company’s assets and liabilities measured at fair value on a recurring basis were as follows:

		Quoted Prices
		In Active	Significant
		Markets for	Other
	Balance at	Identical	Observable
	June 30,	Assets	Inputs
(In millions)	2009	Level 1	Level 2

Cash and cash equivalents	$63.6	$63.6	$—

For the three month period ended June 30, 2009, the Company measured certain non-financial assets at fair value on a nonrecurring basis pursuant to the requirements of SFAS 144.   These measurements were based on management’s decision to consolidate certain manufacturing facilities in the tire and wheel and heavy-haul trailer businesses of the Transportation Products segment as well as certain aerospace facilities in the interconnect technologies business of the Applied Technologies segment. Refer to Note 19 for further information regarding exit and disposal activity.

Within the heavy-haul trailer business of the Transportation Products segment, Property, plant and equipment relating to the expected closure of the facility in Brookville, PA with a carrying amount of $5.6 million were written down to a fair value of $1.8 million, resulting in an impairment charge of $3.8 million, which was included in Other operating expense for the three months ended June 30, 2009.  A fair value measurement of $1.6 million for land, building and leasehold improvements, which resulted in an impairment charge of $3.3 million, was based on Level 2 inputs. A fair value measurement of $0.2 million for machinery and equipment, which resulted in a $0.5 million impairment charge, was based on Level 3 inputs reflecting management’s determination of the net realizable value of the assets.

Within the tire and wheel business of the Transportation Products segment, Property, plant and equipment relating to facilities in Pennsylvania, Alabama and China with a carrying amount of $2.8 million were written down to a fair value of zero, resulting in an impairment charge of $2.8 million, which was included in Other operating expense for the three months ended June 30, 2009.  This fair value measurement of the impaired assets was based on Level 3 inputs.  The Level 3 inputs reflected management’s determination that impaired leasehold improvement assets could not be transferred upon consolidation of operations into the new facility in Jackson, TN.  In addition, it was management’s determination that machinery and equipment subject to the impairment charge was estimated to have zero net realizable value based on current utility.

In the interconnect technologies business of the Applied Technologies segment, Property consisting of leasehold improvements with a carrying amount of $0.3 million was written down to a fair value of zero, resulting in an impairment charge of $0.3 million which was included in Other operating expense for the three months ended June 30, 2009.  The fair value measurement was based upon Level 3 inputs which reflected management’s determination that the leasehold improvements in the Company’s Kent, WA facility would not have any transferrable value upon consolidation of operating activities into another Company facility in Tukwila, WA.

(7)         Employee and Non-Employee Stock Options & Incentive Plans

Stock Options

The Company uses the fair value method of accounting for employee stock-based compensation.  Effective 2008, stock option awards vest one-third on the first anniversary of grant, one-third on the second anniversary of grant and the remaining one-third on the third anniversary of grant. Prior to 2008, stock option awards generally vest ratably within a period of two years, with the first one-third vesting immediately upon grant. Compensation expense related to stock options of $2.5 million and $1.4 million was recognized for the three months ended June 30, 2009 and 2008, respectively, and $3.9 million and $2.8 million for the six months ended June 30, 2009 and 2008, respectively.  The 2009 compensation expense amounts include additional expense related to the modification of vesting and termination provisions of certain stock option awards. The following table summarizes the stock option activity for the six months ended June 30, 2009.

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding at January 1, 2009	2,814,003	$33.91
Granted	1,602,795	$19.60
Forfeited	(126,954)	$23.61
Exercised	(5,000)	$24.19
Outstanding at June 30, 2009	4,284,844	$28.88

Restricted Stock and Restricted Stock Equivalent Units

Restricted shares  are generally released to the recipient after a period of three years; however, 100,000 shares awarded to executive management in the second quarter of 2007 and 56,700 shares awarded to executive management in the first quarter of 2008 vest ratably over five years.  Compensation expense related to restricted shares and restricted share unit awards of $2.0 million and $2.2 million was recognized for the three months ended June 30, 2009, and 2008, respectively, and $4.0 million and $3.7 million for the six months ended June 30, 2009, and 2008, respectively. The 2009 compensation expense amounts include additional expense related to the modification of vesting and termination provisions of certain restricted shares.

(8) Acquisitions

On April 28, 2008, the Company acquired 100% of the equity of Carlyle Incorporated (“Carlyle”), a leading provider of sophisticated aerospace and network interconnection solutions, for a purchase price of approximately $194 million.  Carlyle is located in Tukwila, WA and is under the management direction of the interconnect technologies business, which is included in the Applied Technologies segment.  The purchase price allocation resulted in goodwill of $122.3 million and identified intangible assets of $76.0 million.  Of the $76.0 million of identified intangible assets, $75.0 million was assigned to customer relationships with a determinable useful life of 20 years and $1.0 million was assigned to covenants not to compete with a determinable useful life of 5 years.  The goodwill from this acquisition is not deductible for tax purposes.

On January 25, 2008, the Company acquired 100% of the equity of both Dinex International, Inc. and Proex, Inc. (collectively “Dinex”), leading suppliers of foodservice products to the healthcare and other institutional industries, for approximately $96 million.  Dinex has facilities in Glastonbury, CT and Batavia, IL, and is under the management direction of the foodservice business, which is included in the Applied Technologies segment.   The purchase price allocation resulted in goodwill of $29.3 million and identified intangible assets of $49.8 million.  Of the $49.8 million of identified intangible assets, $8.0 million was assigned to trade names that are not subject to amortization, $37.0 million was assigned to customer relationships with a weighted average useful life of 16.4 years, $1.0 million was assigned to patents with a determinable useful life of 6 years, and the remaining $3.8 million was assigned to other intangible assets with a weighted average useful life of 6.5 years.  The goodwill from this acquisition is deductible for tax purposes.

(9) Discontinued Operations and Assets Held for Sale

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

Total assets held for sale were as follows:

	June 30,	December 31,
In millions	2009	2008
Assets held for sale:
Power transmission belt business	$94.1	$101.9
On-highway friction and brake shoe business	6.7	34.4
Thermoset molding operation	1.7	1.7
Total assets held for sale	$102.5	$138.0

At June 30, 2009, and December 31, 2008, the remaining assets of the thermoset molding operation consisted of land and building formerly utilized by the operation.

The major classes of assets and liabilities held for sale included in the Company’s Consolidated Balance Sheets were as follows:

	June 30,	December 31,
In millions	2009	2008
Assets held for sale:
Receivables	$13.8	$26.0
Inventories	40.8	62.5
Prepaid expenses and other current assets	2.0	1.6
Total current assets held for sale	56.6	90.1

Property, plant and equipment, net	45.6	46.9
Other long term assets	0.3	1.0
Total non-current assets held for sale	45.9	47.9
Total assets held for sale	$102.5	$138.0

Liabilities associated with assets held for sale:
Accounts payable	$11.1	$8.6
Accrued expenses	6.5	20.3
Total liabilities associated with assets held for sale	$17.6	$28.9

Net sales and income (loss) before income taxes from discontinued operations were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2009	2008	2009	2008
Net sales:
Power transmission belt business	$30.0	$36.8	$62.0	$77.2
On-highway friction and brake shoe business	7.2	19.0	17.1	34.4
Thermoset molding operation	—	2.5	—	4.7
Net sales for discontinued operations	$37.2	$58.3	$79.1	$116.3

Income (loss) from discontinued operations:
Power transmission belt business	$3.3	$2.7	$5.7	$(63.8)
On-highway friction and brake shoe business	(2.1)	(2.4)	(11.8)	(61.6)
Thermoset molding operation	—	—	(0.1)	(0.1)
Automotive components	—	(0.8)	(0.1)	(2.1)
Systems and equipment	(0.1)	(0.1)	0.8	(0.2)
Income (loss) before income taxes from discontinued operations	$1.1	$(0.6)	$(5.5)	$(127.8)

Results for the six months ended June 30, 2009 included $6.0 million of pretax expenses related to the planned disposition of the on-highway friction and brake shoe business, including an inventory write-down of $3.4 million, property, plant and equipment impairment costs of $0.8 million and severance costs of $1.8 million.  These expenses were recorded pursuant to the requirements of SFAS 144 and SFAS 146. Results for the six months ended June 30, 2008 reflected $124.2 million in pretax impairment charges in connection with the power transmission belt and on-highway friction and brake shoe businesses which were recognized under SFAS 142 and SFAS 144.

(10) Inventories

The Company is a diversified manufacturing entity comprised of multiple domestic and foreign companies that operate as distinct businesses manufacturing different products.   The First-in, First-out (“FIFO”) method was used to value inventories.

The components of inventories were as follows:

	June 30,	December 31,
In millions	2009	2008
Finished goods	$222.2	$288.1
Work-in-process	32.0	34.9
Raw materials	123.1	152.9
Reserves and variances - net	(20.7)	10.8
	356.6	486.7
Inventories associated with assets held for sale	(40.8)	(62.5)
Inventories	$315.8	$424.2

(11) Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2009 were as follows:

	Construction	Transportation	Applied	Specialty
In millions	Materials	Products	Technologies	Products	Total
Balance at January 1, 2009	$88.3	$99.6	$221.8	$26.1	$435.8
Purchase accounting adjustments	—	—	(0.3)	—	(0.3)
Currency translation	0.1	0.2	—	0.2	0.5
Balance at June 30, 2009	$88.4	$99.8	$221.5	$26.3	$436.0

The Company’s other intangible assets at June 30, 2009 were as follows:

	Acquired	Accumulated	Net Book
In millions	Cost	Amortization	Value
Assets subject to amortization
Patents	$9.1	$(7.3)	$1.8
Customer Relationships	136.0	(18.7)	117.3
Other	8.3	(2.9)	5.4
Assets not subject to amortization
Trade names	18.3	—	18.3
Other intangible assets, net	$171.7	$(28.9)	$142.8

Estimated amortization expense for the remainder of 2009 and the next four years is as follows: $5.2 million remaining in 2009, $10.5 million in 2010, $10.2 million in 2011, $9.0 million in 2012 and $8.0 million in 2013.

(12) Retirement Plans and Other Post-retirement Benefits

Components of net periodic benefit cost were as follows:

	Pension Benefits		Pension Benefits		Post-retirement Benefits		Post-retirement Benefits
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
In millions	2009	2008	2009	2008	2009	2008	2009	2008
Service costs - benefits earned during the quarter	$1.1	$1.1	$2.3	$2.3	$—	$—	$—	$—
Discretionary contribution	0.1	0.2	0.2	0.2	—	—	—	—
Interest cost on benefits earned in prior years	2.6	2.5	5.2	4.9	—	—	0.1	0.1
Expected return on plan assets	(3.0)	(3.2)	(6.1)	(6.3)	—	—	—	—
Amortization of unrecognized net actuarial loss	0.2	0.1	0.5	0.2	—	—	—	—
Net periodic benefit costs	$1.0	$0.7	$2.1	$1.3	$—	$—	$0.1	$0.1

Including the $0.9 million contribution to the Company’s pension plans during the quarter ended June 30, 2009, required contributions to the Company’s pension plans for the full year of 2009 are expected to be $8.6 million.  No contribution was made during the quarter ended March 31, 2009. The Company may elect to make additional contributions in 2009 based on cash flows.

The Company maintains defined contribution plans to which it has contributed $4.8 million during the six months ended June 30, 2009.  Full year contributions are expected to approximate $9.6 million.

(13) Other Long-Term Liabilities

The components of other long-term liabilities were as follows:

	June 30,	December 31,
In millions	2009	2008
Deferred taxes and other tax liabilities under FIN 48	$100.1	$92.4
Pension and other post-retirement obligations	62.0	60.5
Long-term warranty obligations	2.8	2.1
Other	3.7	4.8
Other long-term liabilities	$168.6	$159.8

(14) Commitments and Contingencies

The Company offers various warranty programs on its installed roofing systems, braking products, truck trailers, and refrigerated truck bodies.  The change in the Company’s aggregate product warranty liabilities for the period ended June 30 was as follows:

In millions	2009	2008
Beginning reserve	$7.2	$7.4
Liabilities assumed in acquisition	—	0.7
Current year provision	5.9	6.4
Current year claims	(5.3)	(7.0)
Ending reserve	$7.8	$7.5

The amount of extended product warranty revenues recognized was $3.9 million and $7.7 million for the three and six months ended June 30, 2009, respectively, and $3.8 million and $7.4 million for the three and six months ended June 30, 2008, respectively.

(15) Segment Information

The Company manages its businesses under the following four operating groups and reporting segments:

• Construction Materials:  the “construction materials” business;

• Transportation Products:  the “tire and wheel” business and the “heavy-haul trailer” business;

• Applied Technologies:  the “interconnect technologies” business and the “foodservice products” business; and

• Specialty Products:  the “off-highway braking” business and the “refrigerated truck bodies” business.

Sales, operating income and assets of continuing operations by reportable segment are included in the following summary:

Three Months Ended June 30,	2009		2008
		Operating		Operating
In millions	Sales(1)	Income	Sales(1)	Income
Construction Materials	$314.4	$51.1	$441.6	$54.0
Transportation Products	173.5	33.5	243.8	21.1
Applied Technologies	103.1	8.8	128.5	13.4
Specialty Products	27.5	0.7	49.1	8.7
Corporate	—	(10.1)	—	(7.3)
Total	$618.5	$84.0	$863.0	$89.9

Six Months Ended June 30,	2009			2008
		Operating			Operating
In millions	Sales(1)	Income	Assets	Sales(1)	Income	Assets
Construction Materials	$522.1	$56.4	$656.8	$723.7	$69.0	$785.4
Transportation Products	341.6	40.9	438.2	485.8	45.0	552.1
Applied Technologies	205.7	17.2	538.7	219.5	23.3	570.6
Specialty Products	60.2	5.0	103.6	86.4	13.5	120.0
Corporate	—	(18.1)	81.8	—	(15.4)	156.2
Total	$1,129.6	$101.4	$1,819.1	$1,515.4	$135.4	$2,184.3

(1) Excludes intersegment sales

A reconciliation of assets reported above to total assets as presented on the Company’s Consolidated Balance Sheets is as follows:

2009
Assets per table above	$1,819.1
Assets held for sale of discontinued operations	102.5
Total Assets per Consolidated Balance Sheet	$1,921.6

(16) Income Taxes

The Company’s effective tax rate on continuing operations of 31.3% for the six months ended June 30, 2009 varies from the statutory rate within the United States of 35.0% due primarily to the deduction attributable to U.S. production activities, earnings in foreign jurisdictions taxed at rates different from the statutory U.S. federal rate and tax credits.

The total gross liability for uncertain tax positions under FASB Interpretation No. (“FIN”) 48 at June 30, 2009 was $16.6 million compared to $18.6 million at December 31, 2008.  The $2.0 million decrease in the accrual was primarily due to the resolution of audit issues.  The Company classifies and reports interest and penalties associated with uncertain tax positions as Income tax expense on the Consolidated Statements of Earnings, and as other tax liabilities on the Consolidated Balance Sheets.  The total amount of interest and penalties accrued at June 30, 2009 was $3.6 million.  The entire balance accrued for uncertain tax positions at June 30, 2009, if recognized, would affect the Company’s effective tax rate.

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

The following reflects the Income from continuing operations and share data used in the basic and diluted earnings per share computations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except share and per share amounts)	2009	2008	2009	2008

Numerator:

Income from continuing operations	$55.7	$56.9	$65.7	$85.1
Less: dividends declared - common stock outstanding, unvested restricted shares and restricted share units	(9.5)	(8.8)	(19.0)	(17.7)
Undistributed earnings	46.2	48.1	46.7	67.4
Percent allocated to common shareholders (1)	98.9%	99.1%	98.9%	99.1%
	45.7	47.6	46.2	66.8
Add: dividends declared - common stock	9.4	8.8	18.8	17.6
Numerator for basic and diluted EPS	$55.1	$56.4	$65.0	$84.4

Denominator (in thousands):
Denominator for basic EPS: weighted-average common shares outstanding	60,584	60,506	60,576	60,550
Effect of dilutive securities:
Stock options	342	340	440	348
Denominator for diluted EPS: adjusted weighted average common shares outstanding and assumed conversion	60,926	60,846	61,016	60,898

Per share income from continuing operations:
Basic	$0.91	$0.93	$1.07	$1.39
Diluted	$0.90	$0.93	$1.06	$1.39

(1) Basic weighted-average common shares outstanding	60,584	60,506	60,576	60,550
Basic weighted-average common shares outstanding, unvested restricted shares expected to vest and restricted share units	61,264	61,029	61,256	61,073
Percent allocated to common shareholders	98.9%	99.1%	98.9%	99.1%

To calculate earnings per share for the Loss from discontinued operations and for Net income (loss), the denominator for both basic and diluted earnings per share is the same as used in the above table.  The Loss from discontinued operations and the Net income (loss) were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2009	2008	2009	2008

Loss from discontinued operations attributable to common shareholders for basic and diluted earnings per share	$(0.2)	$(2.6)	$(3.6)	$(92.6)

Net income (loss) attributable to common shareholders for basic and diluted earnings per share	$54.9	$53.8	$61.4	$(8.2)

On January 1, 2009, as described in Note 3, New Accounting Pronouncements, the Company adopted FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”  The Company’s unvested restricted shares contain nonforfeitable rights to dividends and, therefore, are participating securities that are included in the computation of earnings per share pursuant to the two-class method.  The above computation of earnings per share excludes the income attributable to the unvested restricted shares and vested restricted stock units from the numerator and excludes the dilutive impact of those unvested restricted shares and the vested restricted share units from the denominator.

At June 30, 2009 and 2008, the Company had 4,284,844 and 2,843,658 of outstanding stock options, respectively.  Stock options are included in the diluted earnings per share computation using the two-class method.

At June 30, 2009 and 2008, under the Company’s restricted stock plan 644,345 and 508,270 unvested restricted shares were outstanding, respectively.  In addition at June 30, 2009 and 2008, under an equity plan for non-employee directors, 40,518 and 16,255 of vested restricted share units were outstanding.

(18) Comprehensive Income (Loss)

Total comprehensive income (loss) consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2009	2008	2009	2008

Net income (loss)	$55.5	$54.3	$62.1	$(8.3)
Other comprehensive income (loss):
Foreign currency translation, net of tax	6.2	—	4.5	(0.9)
Minimum pension liability, net of tax	0.2	0.1	0.3	0.2
(Loss) gain on hedging activities, net of tax	(0.1)	2.3	(0.2)	(0.5)
Other comprehensive income (loss)	6.3	2.4	4.6	(1.2)
Comprehensive income (loss)	$61.8	$56.7	$66.7	$(9.5)

(Loss) gain on hedging activities, net of tax for the three and six months ended June 30, 2009 represented the amortization of a $5.6 million ($3.5 million, net of tax) gain resulting from the termination of treasury lock contracts on August 15, 2006.  At June 30, 2009, the Company had a remaining unamortized gain of $4.0 million ($2.5 million, net of tax) which is reflected in Accumulated other comprehensive loss on the Company’s Consolidated Balance Sheets. Approximately $0.3 million ($0.2 million, net of tax) is expected to be amortized to reduce Interest expense, net during the remainder of 2009.

(19) Exit and Disposal Activities

The following table represents the effect of exit and disposal activities related to continuing operations on the Company’s Consolidated Statements of Earnings for the three and six months ended June 30, 2009.  There were no exit and disposal activities reported for the three and six months ended June 30, 2008.

	Three Months Ended	Six Months Ended
In millions	June 30, 2009	June 30, 2009
Cost of goods sold	$2.2	$2.6
Selling and administrative expenses	0.2	0.7
Other operating expense	6.9	9.8
Total exit and disposal costs	$9.3	$13.1

Exit and disposal activities by type of charge were as follows:

	Three Months Ended	Six Months Ended
In millions	June 30, 2009	June 30, 2009
Termination benefits	$0.7	$0.9
Contract termination costs	0.6	1.0
Fixed asset impairment	6.9	9.8
Other associated costs	1.1	1.4
Total exit and disposal costs	$9.3	$13.1

Exit and disposal accrual activities for the six month period ended June 30, 2009 were as follows:

In millions	Severance Costs	Contract Termination Costs	Asset Impairment	Other Associated Costs	Total
Balance at December 31, 2008	$0.2	$0.7	$—	$0.4	$1.3
2009 charges to expense and adjustments	0.9	1.0	9.8	1.4	13.1
2009 usage	(0.4)	(0.5)	(9.8)	(1.0)	(11.7)
Balance at June 30, 2009	$0.7	$1.2	$—	$0.8	$2.7

Exit and disposal activities by segment were as follows:

	Three Months Ended	Six Months Ended
In millions	June 30, 2009	June 30, 2009
Total by segment
Transportation Products	$8.5	$12.2
Applied Technologies	0.8	0.9
Total exit and disposal costs	$9.3	$13.1

Transportation Products — The Company has undertaken several consolidation projects within the Transportation Products segment in efforts to reduce costs and streamline its operations.  Descriptions of these projects are set forth below:

•                  In the fourth quarter of 2008, the Company began consolidating nineteen of its distribution centers located throughout the United States and Canada into ten existing facilities. These consolidations were completed in the second quarter of 2009.

•                  In the first quarter of 2009, the Company began the consolidation of three wheel manufacturing plants located in California into one facility in Ontario, CA.  In the second quarter of 2009, the Company also began the closure of its wheel manufacturing operation in Mexico.

•                  In the first quarter of 2009, the Company announced plans to consolidate its pneumatic tire manufacturing operations in Buji, China into its manufacturing operation in Meizhou, China.  Also, subsequent to June 30, 2009, the Company announced plans to consolidate its tire manufacturing operations in Heflin, AL, Carlisle, PA, and portions of Buji, China into a new facility in Jackson, TN, the purchase of which is expected to be complete in the third quarter of 2009.

•                  At its heavy-haul trailer business, in the second quarter of 2009, the Company announced plans to consolidate its Brookville, PA facility into the operations located in Mitchell, SD and West Fargo, ND.

The Company expects the total cost of these consolidation projects will be approximately $36.0 million, of which $13.0 million has been incurred through June 30, 2009, $8.8 million is expected to be incurred in the second half of 2009, and $14.2 million is expected to be incurred in 2010.  Amounts expected to be incurred through the remainder of 2009 and 2010 relate primarily to employee termination and other costs associated with the relocation of employees and equipment.

Of the $8.5 million of expenses that were recorded in the second quarter of 2009, $6.6 million related to asset impairment charges, $0.7 million related to employee termination costs, and $1.2 million related to contract termination and other costs primarily associated with the relocation of equipment.  Refer to Note 6 for further information on the asset impairment. In the first half of 2009, the Company recorded $12.2 million of expenses, including $9.5 million in asset impairment charges, $0.9 million in employee termination costs, and $1.8 million of other costs consisting primarily of contract termination and relocation expenses.

Included in Accrued expenses at June 30, 2009 was $2.1 million related to unpaid severance, contract termination, moving and relocation and other costs.

Applied Technologies — The Company has undertaken two consolidation projects within the Applied Technologies segment in efforts to reduce costs and streamline operations.  Descriptions of these projects are set forth below:

•                  In 2008, the Company began the consolidation of its Georgia and Wisconsin janitorial/sanitation manufacturing facilities into one facility in Sparta, WI, which operates within its foodservice products business.  This consolidation was completed in the second quarter of 2009 with no material exit and disposal cost incurred during the second quarter.

•                  In the second quarter of 2009, the Company announced plans to consolidate its Kent, WA facility operating within the interconnect technologies business into its Tukwila, WA facility.  Total costs incurred in the three and six months ended June 30, 2009 related to this closure were $0.8 million and reflected $0.5 million in contract termination costs and $0.3 million of asset impairment charges.  No additional material costs related to these consolidations are expected.  Included in Accrued expenses at June 30, 2009 was $0.6 million relating to unpaid contract termination costs connected with the Kent, WA facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Carlisle Companies Incorporated (“Carlisle”, the “Company”, “we” or “our”) is a diversified manufacturing company focused on achieving profitable growth internally through new product development and product line extensions, and externally through acquisitions that complement the Company’s existing technologies, products and market channels.  Carlisle manages its businesses under the following four operating groups and reporting segments:

•                  Construction Materials:  the “construction materials” business;

•                  Transportation Products:  the “tire and wheel” business and the “heavy-haul trailer” business;

•                  Applied Technologies:  the “interconnect technologies” business and the “foodservice products” business; and

•                  Specialty Products:  the “off-highway braking” business and the “refrigerated truck bodies” business.

The Company also reports and manages two businesses currently classified as “Discontinued Operations”: the “on-highway friction and brake shoe” business and the “power transmission belt” business.

While Carlisle has offshore manufacturing operations, the markets served by the Company are primarily in North America.  Management focuses on maintaining a strong and flexible balance sheet, continued year-over-year improvement in sales, operating income and margins, globalization, and improving cash flow from operations.  Resources are allocated among the operating groups based on management’s assessment of their ability to obtain leadership positions and competitive advantages in the markets they serve.

For a more in-depth discussion of the results discussed in this “Executive Overview,” please refer to the discussion on “Financial Reporting Segments” presented later in “Management’s Discussion and Analysis.”

Net sales of $618.5 million for the three months ended June 30, 2009 represented a 28% decline from net sales of $863.0 million during the three months ended June 30, 2008.  Sales were down across all segments, with organic sales (defined as net sales excluding the impact of acquisitions and divestitures within the last twelve months as well as the impact of changes in foreign exchange rates) decreasing by 28% from the second quarter of the prior year, primarily as a result of lower sales volumes.  The acquisition of the Carlyle interconnect solutions business (“Carlyle”) in April 2008 reported in the Applied Technologies segment contributed $7.3 million in net sales to second quarter 2009 results.  The impact of foreign currency exchange rates on net sales was a reduction of approximately 1% in the second quarter of 2009.

Net sales of $1.13 billion for the six months ended June 30, 2009, decreased 25% from net sales of $1.52 billion in the six months ended June 30, 2008.  Sales decreased across all segments with organic sales being down 27% from the prior year.  The acquisitions of Carlyle in April 2008 and the Dinex foodservice business (“Dinex”) in January 2008 contributed an additional $37.0 million of sales in the first six months of the current year as compared to the same period of 2008.   Approximately 1% of the sales decline was attributed to changes in foreign currency exchange rates.

Operating income in the second quarter of 2009 was $84.0 million, a 6.6% decline as compared to operating income of $89.9 million for the second quarter of 2008.  The reduction of operating income was primarily the result of significantly lower sales volumes year-over-year, as well as $11.0 million in plant restructurings and senior management severance expenses.  Partially offsetting these items were a $24.5 million gain from a fire insurance recovery, increased selling prices, favorable raw material pricing, and improvement in operating costs attributed to efficiencies gained through the Carlisle Operating System, the Company’s manufacturing structure and strategy deployment system.  Operating income contributed from acquisitions in the second quarter of 2009 was approximately $1.0 million.

Operating income for the six months ended June 30, 2009 of $101.4 million declined 25% compared to operating income of $135.4 million for the six months ended June 30, 2008.  The decrease was primarily attributable to significantly lower sales volumes in all segments, and to a lesser extent, higher raw material costs associated with high value raw material inventory within the Transportation Products segment as well as plant restructuring and senior management severance expenses of $14.8 million.  Favorably impacting 2009 results were a $27.0 million gain from a fire insurance recovery, increased selling prices, and lower operating costs attributed to efficiencies gained through the Carlisle Operating System.  Acquisitions contributed $4.9 million to current year results.

The Company’s effective tax rate for continuing operations of 30.5% for the second quarter 2009 compares with an effective tax rate of 32.7% for the second quarter 2008.  The Company’s effective tax rate for the first six months of 2009 was 31.3% as compared to 33.0% for the same period of 2008.  The Company’s effective tax rate varies from the statutory rate within the United States of 35% due to the deduction attributable to U.S. production activities, earnings in foreign jurisdictions taxed at rates different from the statutory U.S. federal rate, and tax credits.

Income from continuing operations, net of tax was $55.7 million, or $0.90 per diluted share, for the three months ended June 30, 2009 and represented a 2.1% decline compared to income from continuing operations, net of tax of $56.9 million, or $0.93 per diluted share for the same period in 2008.  Income from continuing operations, net of tax was $65.7 million, or $1.06 per diluted share, for the six months ended June 30, 2009, compared to income from continuing operations, net of tax of $85.1 million, or $1.39 per diluted share for the same period in 2008.

Sales and Earnings

Consolidated Results of Continuing Operations

Net sales of $618.5 million for the three months ended June 30, 2009 represented a 28% decline from net sales of $863.0 million during the three months ended June 30, 2008.  Organic sales decreased by 28% from the second quarter of the prior year on significantly weaker demand across all segments.  The acquisition of Carlyle in April 2008 reported in the Applied Technologies segment contributed $7.3 million in net sales to second quarter 2009 results.  The impact of foreign currency exchange rates on net sales was a reduction of approximately 1% in the second quarter of 2009.

Net sales of $1.13 billion for the six months ended June 30, 2009, decreased 25% from net sales of $1.52 billion in the six months ended June 30, 2008.  Weak demand contributed to a 27% reduction in organic sales from the prior year.  The acquisitions of Carlyle and Dinex contributed an additional $37.0 million of sales in the first six months of the current year as compared to the same period of 2008.   Approximately 1% of the sales decline was attributed to changes in foreign currency exchange rates.

Cost of goods sold of $477.8 million for the quarter ended June 30, 2009 decreased $211.1 million, or 31% from $688.9 million in the second quarter of 2008, on a decline in net sales of 28%.  The decline was attributable to lower sales volumes and lower raw material cost, partially offset by higher unabsorbed overhead cost as a result of decreased production.

Cost of goods sold of $899.9 million for the six months ended June 30, 2009, decreased $317.7 million, or 26% lower than $1.22 billion of cost of goods sold during the prior year period, on decreased sales of 25%.

The decline was attributable to lower sales volumes, partially offset by higher unabsorbed overhead costs resulting from decreased production and higher raw material costs reflecting high valued inventory sold in the Transportation Products segment in the first quarter of this year.

Gross margin (net sales less cost of goods sold expressed as a percent of net sales) increased from 20.2% in the second quarter of 2008 to 22.7% in the second quarter of 2009.  The gross margin improvement was driven by selling price increases in all segments and an overall reduction in year-over-year raw material costs.  Gross margin grew from 19.7% in the six months ended 2008 to 20.3% in the six months ended 2009 primarily reflecting increased selling prices which were implemented in the second half of the prior year in response to significantly higher raw material costs.

Selling and administrative expenses of $72.8 million for the quarter ended June 30, 2009 were $8.1 million, or 10.0%, lower than $80.9 million for the quarter ended June 30, 2008.  Expenses were down across all segments.  The reductions were primarily in commissions, advertising, and other compensation expenses reflecting lower sales and headcount reductions.  As a percent of net sales, selling and administrative expenses were 11.8% and 9.4% for the three months ended June 30, 2009 and 2008, respectively.  Selling and administrative expenses in the second quarter of 2009 included $1.7 million of senior management severance expenses.

Selling and administrative expenses of $140.5 million for the six months ended June 30, 2009, were $15.3 million, or 9.8%, lower than the $155.8 million in the six months ended June 30, 2008 and primarily reflected reductions in commissions, advertising, and other compensation expenses resulting from lower sales and headcount reductions.  Results in the current year included $1.7 million of expenses related to senior management severance.  Results for the six month period ending June 30, 2008 included $2.1 million in additional bad debt reserves related to a Florida construction materials distributor that filed for bankruptcy.  As a percent of net sales, selling and administrative expenses were 12.4% and 10.3% for the six months ended June 30, 2009 and 2008, respectively.

Operating income in the second quarter of 2009 was $84.0 million, a 6.6% decline as compared to operating income of $89.9 million for the second quarter of 2008.  Operating income in 2009 included a $24.5 million gain from a fire insurance recovery, partially offset by restructuring and senior management severance expenses of $11.0 million.

Operating income for the six months ended June 30, 2009 of $101.4 million compared to operating income of $135.4 million for the six months ended June 30, 2008.  2009 operating income included a $27.0 million gain from a fire insurance recovery, partially offset by plant restructuring and senior management severance expenses of $14.8 million.

Interest expense, net was $2.3 million for the quarter ended June 30, 2009, compared to interest expense, net of $5.1 million for the quarter ended June 30, 2008.  Interest expense, net for the six months ended June 30, 2009, was $5.0 million compared to $9.2 million in the prior year period.  The decrease in interest expense for the three and six month periods was due to the reduction in outstanding debt and more favorable short-term interest rates in 2009.

Income from continuing operations, net of tax was $55.7 million, or $0.90 per diluted share, for the three months ended June 30, 2009, down 2.1% compared to income from continuing operations, net of tax of $56.9 million, or $0.93 per diluted share for the same period in 2008.  Results for the current year quarter included an after-tax gain of $15.2 million, or $0.25 per diluted share, related to insurance recoveries, partially offset by after-tax expense of $8.3 million, or $0.14 per diluted share, related to plant restructuring and senior management severance.

Income from continuing operations, net of tax was $65.7 million, or $1.06 per diluted share, for the six months ended June 30, 2009, compared to income from continuing operations, net of tax of $85.1 million, or $1.39 per diluted share for the same period in 2008.  Current year results included an after-tax gain of $16.8 million, or $0.27 per diluted share, related to insurance recoveries, partially offset by after-tax expense of $11.9 million, or $0.19 per diluted share, related to plant restructuring and senior management severance.

Loss from discontinued operations, net of tax, for the three months ended June 30, 2009 was $0.2 million which compared to a loss from discontinued operations, net of tax, of $2.6 million for the same period in 2008.  In April 2008, Carlisle announced plans to dispose of Power Transmission and Motion Control.  In April 2009, Carlisle announced that it will exit the on-highway friction and brake shoe business of Motion Control and dispose of the assets associated with this business in a planned dissolution. The Power Transmission business remains in discontinued operations and continues to operate profitably and is generating positive cash flows.

Loss from discontinued operations, net of tax, for the six months ended June 30, 2009, was $3.6 million, or $0.05 per diluted share, which compared to a loss from discontinued operations, net of tax, of $93.4 million, or $1.53 per diluted share for the same period in 2008.  The loss from discontinued operations for the first six months of 2009 includes after-tax severance, asset write-down and impairment charges of $3.7 million related to the exit of the Motion Control business.  The 2008 loss includes an after-tax impairment charge on the assets of the Power Transmission and Motion Control businesses of $89.5 million.

Net income of $55.5 million, or $0.90 per diluted share, for the quarter ended June 30, 2009 compared to net income of $54.3 million, or $0.88 per diluted share, for the quarter ended June 30, 2008.  Net income of $62.1 million, or $1.01 per diluted share, for the six months ended June 30, 2009 compared to a net loss of $8.3 million, or $0.14 per diluted share, for the six months ended June 30, 2008. Results for the first half of 2008 included an $89.5 million, or $1.47 per diluted share, after-tax impairment charge of assets related to discontinued operations.

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

	Three Months Ended		Increase		Six Months Ended		Increase
In millions,	June 30,		(Decrease)		June 30,		(Decrease)
except percentages	2009	2008	Amount	Percent	2009	2008	Amount	Percent
Net Sales
Construction Materials	$314.4	$441.6	$(127.2)	-29%	$522.1	$723.7	$(201.6)	-28%
Transportation Products	173.5	243.8	(70.3)	-29%	341.6	485.8	(144.2)	-30%
Applied Technologies	103.1	128.5	(25.4)	-20%	205.7	219.5	(13.8)	-6%
Specialty Products	27.5	49.1	(21.6)	-44%	60.2	86.4	(26.2)	-30%
	$618.5	$863.0	$(244.5)	-28%	$1,129.6	$1,515.4	$(385.8)	-25%

Operating Income
Construction Materials	$51.1	$54.0	$(2.9)	-5%	$56.4	$69.0	$(12.6)	-18%
Transportation Products	33.5	21.1	12.4	59%	40.9	45.0	(4.1)	-9%
Applied Technologies	8.8	13.4	(4.6)	-34%	17.2	23.3	(6.1)	-26%
Specialty Products	0.7	8.7	(8.0)	-92%	5.0	13.5	(8.5)	-63%
Corporate	(10.1)	(7.3)	(2.8)	-38%	(18.1)	(15.4)	(2.7)	-18%
	$84.0	$89.9	$(5.9)	-7%	$101.4	$135.4	$(34.0)	-25%

Construction Materials

Second quarter 2009 net sales declined 29% to $314.4 million from $441.6 million in the second quarter of 2008.  The decrease in sales was across all product lines and is consistent with declines in the overall construction industry.  A 32% decline in sales volume was slightly offset by a 2.9% increase in selling prices. Net sales of $522.1 million for the six months ended June 30, 2009 decreased 28% as compared with $723.7 million for the same period in 2008.

Second quarter 2009 operating income declined 5.4% to $51.1 million from $54.0 million in the second quarter of 2008.  Operating margins increased from a raw material challenged 12.2% in 2008 to 16.3% in the current year.  The improvement in margins was due to the combination of selling price increases, favorable raw material cost, reduction in selling and administration expenses and efficiency gains from the Carlisle Operating System.  Operating income of $56.4 million for the six months ended June 30, 2009 decreased 18% as compared with $69.0 million for the same period in 2008 primarily reflecting lower sales.  Operating margins improved to 10.8% in the first half of 2009 compared to 9.5% in the first half of 2008 primarily due to increased selling prices and favorable raw material costs as well as a reduction in selling and administrative expenses and efficiency gains from the Carlisle Operating System.

Net sales and operating income are generally higher for this segment in the second and third quarters of the year due to increased construction activity during these periods.  Recent trends indicate sales and operating income may continue to be negatively impacted by the downturn in commercial construction and credit availability.  Also, while the Company has been able to maintain higher prices implemented in 2008 to offset increased raw material costs, the ability to continue to maintain these prices is uncertain.  Further, higher raw material costs may also place negative pressure on operating income in future periods.

Transportation Products

Second quarter 2009 net sales declined 29% to $173.5 million from $243.8 million in the second quarter of 2008.  A 32% drop in sales volume was partially offset by a 4.1% increase in selling prices.  Continued softness in market demand adversely impacted sales in all product lines.  Net sales of $341.6 million for the six months ended June 30, 2009 decreased 30% as compared with $485.8 million for the same period in 2008, which was consistent with the decline in the second quarter.

Second quarter 2009 operating income increased 59% to $33.5 million from $21.1 million in the second quarter of 2008.  Operating margin grew to 19.3% in the second quarter of 2009, up from 8.7% in the second quarter of 2008.  Operating results in the current year quarter included a $24.5 million fire insurance recovery gain, which was partially offset by plant restructuring costs of $8.5 million.  Operating income was positively impacted by cost reductions, improved product mix and year-over-year pricing increases.

Operating income of $40.9 million for the six months ended June 30, 2009 decreased 9.1% as compared with $45.0 million for the same period in 2008.  Operating margin in the first half of 2009 was 12.0%, up from 9.3% in the first half of 2008.  Results for the current year included a $27.0 million fire insurance recovery gain, which was partially offset by plant restructuring costs of $12.2 million.  The positive impact of improved selling prices was substantially offset by higher raw material costs as the Company worked through its high priced raw material inventory.

The fire insurance gain was the result of insurance recoveries related to a fire at the Company’s facility in Bowdon, Georgia in November 2008.  For more information see Note 4 to the Consolidated Financial Statements.

The Company has undertaken several consolidation projects within this segment in efforts to reduce costs and streamline its operations.  Descriptions of these projects are set forth below:

•                  In the fourth quarter of 2008, the Company began consolidating nineteen of its distribution centers located throughout the United States and Canada into ten existing facilities. These consolidations were completed in the second quarter of 2009.

•                  In the first quarter of 2009, the Company began the consolidation of three wheel manufacturing plants located in California into one facility in Ontario, CA.  In the second quarter of 2009, the Company also began the closure of its wheel manufacturing operation in Mexico.

•                  In the first quarter of 2009, the Company announced plans to consolidate its pneumatic tire manufacturing operations in Buji, China into its manufacturing operation in Meizhou, China.  Also, subsequent to June 30, 2009, the Company announced plans to consolidate its tire manufacturing operations in Heflin, AL, Carlisle, PA, and portions of Buji, China into a new facility in Jackson, TN, the purchase of which is expected to be complete in the third quarter of 2009.

•                  At its heavy-haul trailer business, in the second quarter of 2009, the Company announced plans to consolidate its Brookville, PA facility into the operations located in Mitchell, SD and West Fargo, ND.

The Company expects the total cost of these consolidation projects will be approximately $36.0 million, of which $13.0 million has been incurred through June 30, 2009, $8.8 million is expected to be incurred in the second half of 2009, and $14.2 million is expected to be incurred in 2010.  Amounts expected to be incurred through the remainder of 2009 and 2010 relate primarily to employee termination and other costs associated with the relocation of employees and equipment.

Cost savings related to these consolidations, primarily resulting from the reduction of operating costs, is expected to approximate $22 million per year.  In 2009, the Company expects cost savings of approximately $7 million.

As discussed above, $8.5 million of expenses were recorded in the second quarter of 2009 related to these consolidation projects.  Of that amount, $6.6 million related to asset impairment charges, $0.7 million related to employee termination costs, and $1.2 million related to contract termination and other costs primarily associated with the relocation of equipment.  In the first half of 2009, the Company recorded $12.2 million of expenses, including $9.5 million in asset impairment charges, $0.9 million in employee termination costs, and $1.8 million of other costs consisting primarily of contract termination and relocation expenses.

Net sales and operating income for the tire and wheel business are generally higher in the first half of the year due to peak sales volumes in the outdoor power equipment market; however, current economic conditions have suppressed sales in the first half of this year, and it remains uncertain to what extent future quarters will be impacted.  Other issues that could negatively impact sales and operating income in future periods include:

•                  The Company could face negative pricing pressure in subsequent quarters.

•                  Raw material price volatility could place negative pressure on operating income in future periods.

•                  The Company could be negatively impacted by cost and availability of shipping channels and the amount of time required to ship product manufactured in China.

•                  The consolidation of its tire operations into Jackson, TN is a significant project, and though the Company believes the expense projections and anticipated savings have been carefully prepared, unforeseen events due to the size and length of the project may result in increased costs or a reduction in cost savings compared to current estimates.

•                  Reluctance of customers to make capital expenditures and lack of credit availability may continue to negatively impact the heavy-haul trailer business in subsequent quarters.

Applied Technologies

Second quarter 2009 net sales declined 20% to $103.1 million from $128.5 million in the second quarter of 2008.  Organic sales for the second quarter were down 25% in 2009 as compared to 2008, primarily due to softness in the foodservice business and lower demand in the cable and assembly business.  The acquisition of Carlyle in April 2008 contributed $7.3 million to current year results.  Net sales of $205.7 million for the six months ended June 30, 2009 decreased 6.3% as compared with $219.5 million for the same period in 2008.  Organic sales were down 23% in the first half of 2009 reflecting general economic conditions, as well as production delays in the aerospace market.  The acquisitions of Dinex and Carlyle contributed $37.0 million of net sales in the current year.

Second quarter 2009 operating income declined 34% to $8.8 million from $13.4 million in the second quarter of 2008 primarily reflecting lower sales.  Operating margins declined from 10.4% in the second quarter of 2008 to 8.5% in the second quarter of 2009.  Operating income fell in the current-year quarter as compared to last year on lower organic sales and an unfavorable product mix. The contribution of operating income from the Carlyle acquisition was substantially offset by plant restructuring expenses of $0.8 million in the aerospace business.

Operating income of $17.2 million for the six months ended June 30, 2009 decreased 26% as compared with $23.3 million for the same period in 2008 reflecting lower sales and higher unabsorbed overhead costs resulting from lower production.  Acquisitions contributed approximately $4.9 million to operating income in the first half of 2009, and were partially offset by $0.9 million in plant restructuring expenses.  Operating margins declined from 10.6% in the first six months of 2008 to 8.4% in the current year.

The Company has undertaken two consolidation projects within this segment in efforts to reduce costs and streamline operations.  Descriptions of these projects are set forth below:

•                  In 2008, the Company began the consolidation of its Georgia and Wisconsin janitorial/sanitation manufacturing facilities into one facility in Sparta, WI, which operates within its foodservice products business.  This consolidation was completed in the second quarter of 2009 with no material exit and disposal cost incurred during the second quarter.  The Company expects annual savings of approximately $2 million to begin in 2009.

•                  In the second quarter of 2009, the Company announced plans to consolidate its Kent, WA facility operating within the interconnect technologies business into its Tukwila, WA facility.  Total costs incurred in the three and six months ended June 30, 2009 related to this closure were $0.8 million and reflected $0.5 million in contract termination costs and $0.3 million of asset impairment charges.  No additional material costs related to these consolidations are expected.  The Company expects this project will result in $0.5 million in reduced operating expenses per year, with $0.2 million occurring in 2009.

While the Company continues to focus efforts on aggressive cost reduction to maintain profitability, continued delays in new airplane manufacturing schedules and uncertainty regarding general economic conditions could place negative pressure on sales and operating income in subsequent quarters.

Specialty Products

Net sales in the second quarter of 2009 declined 44% to $27.5 million from $49.1 million in the second quarter of 2008.  The decrease in second quarter sales was attributable to weak sales in the construction and mining markets of the off-highway braking business.  Net sales of $60.2 million for the six months ended June 30, 2009 decreased 30% as compared with $86.4 million for the same period in 2008. Net sales in the refrigerated truck bodies business were 17% higher in the first half of this year due to a large military order that was completed in the second quarter, but was more than offset by a 45% decline in the off-highway braking business on weak sales in the construction and mining market segments.

Second quarter 2009 operating income declined 92% to $0.7 million from $8.7 million in the second quarter of 2008.  Operating margins declined from 17.7% in the second quarter of 2008 to 2.5% in the second quarter of 2009.  The decrease in second quarter operating income was primarily attributable to the lower sales volume in the off-highway braking business.  Operating income of $5.0 million for the six months ended June 30, 2009 decreased 63% as compared with $13.5 million for the same period in 2008.  Operating margins in the first half of 2009 were 8.3%, down from 15.6% in the first half of 2008.  Operating income in the refrigerated truck bodies business was up significantly from the prior year reflecting the improvement in sales, but was more than offset by lower operating income in the off-highway braking business primarily as a result of the reduction in sales volumes.

The off-highway braking and refrigerated truck bodies businesses are generally not subject to seasonal demand.  Reluctance of customers to make capital expenditures and lack of credit availability could impact demand in all markets served by the Specialty Products segment. Volatility in commodities prices could impact demand in the mining sector.  The Company could also be negatively impacted by cost and availability of shipping channels and the amount of time required to ship product manufactured in China.

Corporate expense

Corporate expense of $10.1 million for the second quarter of 2009 compared with $7.3 million for the second quarter 2008.  The increase was primarily due to a $1.7 million expense related to senior management severance costs and higher corporate expenses from the Company’s expansion in Asia.

Liquidity and Capital Resources

Sources and Uses of Cash

	Six Months Ended June 30,
In millions	2009	2008
Net cash provided by operating activities	$269.0	$86.2
Net cash used in investing activities	(17.0)	(334.9)
Net cash (used in) provided by financing activities	(231.4)	278.1
Effect of exchange rate changes on cash	0.3	0.4
Change in cash and cash equivalents	$20.9	$29.8

Net cash provided by operating activities was $269.0 million for the six months ended June 30, 2009, compared to net cash provided by operating activities of $86.2 million for the six months ended June 30, 2008. The improvement reflected a $70.4 million improvement in net income, an improvement in working capital and other assets and liabilities of $187.8 million, and included $54.5 million in insurance recovery proceeds.  Net income in the first half of 2009 included an after-tax gain of $16.8 million related to insurance recoveries, and $11.9 million of after-tax charges related to plant restructuring activities.  Net income in the first half of 2008 was reduced by $89.5 million of after-tax impairment charges.  The improvement in working capital was primarily a result of a reduction in inventories.

Cash used in investing activities was $17.0 million for the six months ended June 30, 2009, compared to $334.9 million for the first six months of 2008.  Capital expenditures were $20.1 million in the first six months of 2009 compared to capital expenditures of $40.7 million in the first six months of 2008. Cash used for acquisitions in 2008 of $294.8 million included the acquisitions of Carlyle and Dinex.

In the third quarter of 2009, activities related to the consolidation of three tire manufacturing operations into a new facility in Jackson, TN will commence.  Total cash expenditures associated with this project are expected to approximate $64 million, of which approximately $45 million relate to the purchase of the facility and investment in equipment.  The remainder will be used to cover relocation and severance costs.

Cash used by financing activities of $231.4 million for the six months ended June 30, 2009 primarily reflects the repayment of debt and the payment of dividends. Cash provided by financing activities of $278.1 million for the six months ended June 30, 2008 included borrowings under the revolving credit facility and securitization facility to fund acquisitions and purchase treasury shares totaling $4.8 million.

Debt Instruments and Covenants

At June 30, 2009 the Company had $440.4 million available under its $500.0 million revolving credit facility. The revolving credit facility provides for grid-based interest pricing based on the credit rating of the Company’s senior unsecured bank debt or other unsecured senior debt and the Company’s utilization of the facility.  The facility requires the Company to meet various restrictive covenants and limitations including certain net worth, cash flow ratios and limits on outstanding debt balances held by certain subsidiaries.  The Company is presently on credit watch with one of the credit rating agencies.

The Company also maintains a $55.0 million uncommitted line of credit of which $55.0 million was available at June 30, 2009.

During the second quarter of 2009, the Company terminated its existing $150.0 million accounts receivable securitization facility. The facility was terminated due to the Company’s strong operating cash flow, and its available credit facilities and lines of credit that should provide adequate liquidity and capital resources to fund ongoing operations, expand existing lines of business and make strategic acquisitions.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes in the Company’s market risk for the period ended June 30, 2009. For additional information, refer to Item 7A of the Company’s 2008 Annual Report on Form 10-K.

Item 4. Controls and Procedures

(a) Under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation and as of June 30, 2009, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective.

(b) There were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 4.                                                Submission of Matters to a Vote of Security Holders.

(a)                                                          The Company’s 2009 Annual Meeting of Shareholders was held on April 20, 2009.

(b)                                                         At the 2009 Annual Meeting of Shareholders, the election of four directors was approved as follows:

Director	For	Against	Withheld	Non-Vote

Paul J. Choquette, Jr.	67,733,357	3,374,895	610,563	—
Stephen P. Munn	67,865,942	3,447,880	404,993	—
Lawrence A. Sala	66,486,081	4,647,609	585,125	—
Magalen C. Webert	67,873,062	3,316,220	529,533	—

(c)                                              At the 2009 Annual Meeting of Shareholders, a proposal to ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the 2009 fiscal year was approved as follows:

Proposal	For	Against	Withheld	Non-Vote

Ratify appointment of Ernst & Young LLP	71,012,981	313,792	392,042	—

(d)                                             At the 2009 Annual Meeting of Shareholders, a proposal to amend the Company’s Executive Incentive Program to increase the number of shares authorized for issuance under the Program was approved as follows:

Proposal	For	Against	Withheld	Non-Vote

Amend Company’s Executive Incentive Program	45,667,453	19,023,724	794,650	6,232,989

Item 6.                                                 Exhibits

(10)                                                    Letter Agreement, dated June 29, 2009, between the Company and Michael D. Popielec

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

August 4, 2009

	By:	/s/ Steven J. Ford
Name: Steven J. Ford
Title: Vice President and Chief Financial Officer