Form 10-Q
period 2009-09-30
CARLISLE COMPANIES INC
filed 2009-10-27
CIK 790051

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

Shares of common stock outstanding at October 22, 2009: 61,267,083

Part . Financial Information

Item 1.Financial Statements

Carlisle Companies Incorporated

Consolidated Statements of Earnings

For the Three and Nine Months ended September 30, 2009 and 2008

(In millions, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008*	2009	2008*

Net sales	$604.6	$832.5	$1,734.2	$2,347.9

Cost and expenses:
Cost of goods sold	462.3	668.4	1,362.2	1,886.0
Selling and administrative expenses	66.6	79.1	207.1	234.9
Research and development expenses	3.2	3.2	9.9	9.8
Gain related to fire settlement	—	—	(27.0)	—
Other operating expense	1.8	—	9.9	—

Operating income	70.7	81.8	172.1	217.2

Other non-operating income, net	(0.8)	(0.6)	—	(1.4)
Interest expense, net	2.0	6.1	7.0	15.3
Income before income taxes	69.5	76.3	165.1	203.3

Income tax expense	24.5	25.7	54.4	67.6
Income from continuing operations, net of tax	45.0	50.6	110.7	135.7

Discontinued operations
Income (loss) from discontinued operations	1.4	0.9	(4.1)	(126.9)
Income tax (benefit) expense	(0.2)	1.1	(2.1)	(33.3)
Income (loss) from discontinued operations, net of tax	1.6	(0.2)	(2.0)	(93.6)
Net income	$46.6	$50.4	$108.7	$42.1

Earnings (loss) per share - basic
Income from continuing operations, net of tax	$0.73	$0.83	$1.81	$2.22
Income (loss) from discontinued operations, net of tax	0.03	—	(0.04)	(1.53)
Earnings per share - basic	$0.76	$0.83	$1.77	$0.69

Earnings (loss) per share - diluted
Income from continuing operations, net of tax	$0.73	$0.83	$1.79	$2.21
Income (loss) from discontinued operations, net of tax	0.02	(0.01)	(0.03)	(1.52)
Earnings per share - diluted	$0.75	$0.82	$1.76	$0.69

Weighted average common shares outstanding (in thousands)
Basic	60,612	60,528	60,588	60,543
Effect of dilutive stock options	625	277	565	283
Diluted	61,237	60,805	61,153	60,826

Dividends declared and paid per share	$0.160	$0.155	$0.470	$0.445

*                 For the three and nine months ended September 30, 2008 certain revisions have been made regarding the calculation of earnings per share. See Notes 2 and 17 to Unaudited Consolidated Financial Statements.

See accompanying notes to Unaudited Consolidated Financial Statements

Carlisle Companies Incorporated

Consolidated Balance Sheets

September 30, 2009 and December 31, 2008

(In millions, except share and per share amounts)

	September 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$81.2	$42.7
Receivables, less allowance of $14.6 in 2009 and $10.7 in 2008	342.4	317.0
Inventories	299.8	424.2
Deferred income taxes	39.4	35.2
Prepaid expenses and other current assets	29.7	58.9
Current assets held for sale	46.5	90.1
Total current assets	839.0	968.1

Property, plant and equipment, net of accumulated depreciation of $495.3 in 2009 and $494.2 in 2008	444.1	470.7

Other assets:
Goodwill, net	449.3	435.8
Other intangible assets, net	150.3	146.3
Investments and advances to affiliates	4.1	4.6
Other long-term assets	5.1	2.5
Non-current assets held for sale	46.1	47.9
Total other assets	654.9	637.1

TOTAL ASSETS	$1,938.0	$2,075.9

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt, including current maturities	$—	$127.0
Accounts payable	139.5	123.6
Accrued expenses	168.9	148.3
Deferred revenue	15.1	14.7
Current liabilities associated with assets held for sale	14.1	28.9
Total current liabilities	337.6	442.5

Long-term liabilities:
Long-term debt	156.7	273.3
Deferred revenue	111.0	106.2
Other long-term liabilities	142.1	159.8
Total long-term liabilities	409.8	539.3

Shareholders’ equity:
Preferred stock, $1 par value per share. Authorized and unissued 5,000,000 shares	—	—
Common stock, $1 par value per share. Authorized 100,000,000 shares; 78,661,248 shares issued; 60,633,463 outstanding in 2009 and 60,532,539 outstanding in 2008	78.7	78.7
Additional paid-in capital	70.1	62.1
Cost of shares of treasury - 17,395,465 shares in 2009 and 17,654,759 shares in 2008	(223.1)	(225.5)
Accumulated other comprehensive loss	(33.3)	(39.5)
Retained earnings	1,298.2	1,218.3
Total shareholders’ equity	1,190.6	1,094.1

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,938.0	$2,075.9

See accompanying notes to Unaudited Consolidated Financial Statements

Carlisle Companies Incorporated

Consolidated Statements of Cash Flows

For the Nine Months ended September 30, 2009 and 2008

(In millions)

(Unaudited)

	September 30,
	2009	2008

Operating activities
Net income	$108.7	$42.1
Reconciliation of net income to cash flows from operating activities:
Depreciation	42.9	46.0
Amortization	7.9	7.3
Non-cash compensation	10.9	9.0
Earnings in equity investments	(0.2)	(0.4)
(Gain) loss on sale of property and equipment, net	(1.4)	0.1
Loss on writedown of assets	10.6	124.3
Deferred taxes	3.1	(30.7)
Tax benefits from stock-based compensation	0.2	—
Foreign exchange gain	(1.5)	(1.4)
Changes in assets and liabilities, excluding effects of acquisitions and divestitures:
Current and long-term receivables	6.3	(107.9)
Inventories	163.4	(8.9)
Accounts payable and accrued expenses	(9.1)	52.3
Income taxes	42.4	(1.5)
Long-term liabilities	(19.0)	11.2
Other operating activities	(1.8)	0.6
Net cash provided by operating activities	363.4	142.1

Investing activities
Capital expenditures	(34.9)	(55.8)
Acquisitions, net of cash	(33.0)	(294.8)
Proceeds from sale of property and equipment	6.7	4.1
Other investing activities	0.2	0.5
Net cash used in investing activities	(61.0)	(346.0)

Financing activities
Net change in short-term borrowings and revolving credit lines	(234.6)	353.2
Reductions of long-term debt	—	(100.0)
Dividends	(28.8)	(27.2)
Treasury share repurchases	—	(4.8)
Treasury shares and stock options, net	(0.2)	(1.7)
Tax benefits from stock-based compensation	(0.2)	—
Net cash (used in) provided by financing activities	(263.8)	219.5

Effect of exchange rate changes on cash	(0.1)	(2.3)
Change in cash and cash equivalents	38.5	13.3
Cash and cash equivalents
Beginning of period	42.7	88.4
End of period	$81.2	$101.7

See accompanying notes to Unaudited Consolidated Financial Statements

Notes to Unaudited Consolidated Financial Statements

Three and Nine Months Ended September 30, 2009 and 2008

(1)         Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Carlisle Companies Incorporated and its wholly-owned subsidiaries (together, the “Company” or “Carlisle”).  Intercompany transactions and balances have been eliminated on consolidation. The unaudited consolidated financial statements have been prepared in accordance with Article 10-01 of Regulation S-X of the Securities and Exchange Commission and, as such, do not include all information required by generally accepted accounting principles for annual financial statements. However, in the opinion of the Company, these financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial statements for the interim periods presented herein.  Results of operations for the three and nine months ended September 30, 2009, are not necessarily indicative of the operating results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company’s 2008 Form 10-K.

(2)         Reclassifications and Restatements

Certain reclassifications have been made to the information for the three and nine months ending September 30, 2008 to conform to the current year’s presentation.

Earnings per share for the three and nine months ended September 30, 2008 have been revised retroactively, as required, to reflect the implementation of accounting guidance which clarifies that unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities for purposes of applying the two-class method of computing earnings per share. See Notes 3 and 17 for additional information.

(3)         New Accounting Pronouncements

New accounting standards adopted

In January 2008, the Company adopted accounting guidance related to fair value measurements for financial assets and liabilities. The guidance defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This guidance applies only for fair value measurements that are already required or permitted by other accounting guidance (except for measurements of share-based payments) and is intended to increase the consistency of those measurements.  Accordingly, this guidance does not require any new fair value measurements.  Adoption of this accounting guidance had no material effect on the Company’s statement of earnings or financial position. In February 2008, additional guidance was issued, which deferred the effective date of the provisions related to certain types of nonfinancial assets and nonfinancial liabilities by one year to fiscal years beginning after November 15, 2008.  The Company has adopted these provisions as they relate to the fair value measurement of non-financial assets and liabilities effective January 1, 2009. The adoption did not have a material impact on the Company’s consolidated financial statements.  See Note 6 for additional information.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued accounting guidance which will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. The guidance related to reporting of business combination transactions and noncontrolling (minority) interests is required to be adopted simultaneously and is effective for the first annual reporting period beginning on or after December 15, 2008. The Company has adopted the provisions of this accounting guidance prospectively, as required, beginning January 1, 2009.  The adoption did not have a material impact on the Company’s consolidated financial statements. See Note 8 for additional information.

In March 2008, the FASB issued disclosure guidance which applies to all derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments and related hedged items. The disclosure guidance requires entities to provide greater transparency through additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. This disclosure guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. At September 30, 2009, the Company had no active derivative instruments, thus the adoption had no effect on the Company’s consolidated financial statements.

In June 2008, the FASB issued accounting guidance which clarifies that unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities for purposes of applying the two-class method of computing earnings per share.  The Company adopted the provisions of this accounting guidance effective January 1, 2009.  The adoption did not have a material effect on the Company’s consolidated financial statements. See Note 17 for more information regarding the Company’s adoption of this accounting guidance.

The Company has adopted accounting guidance issued by the FASB in May 2009 which requires an entity to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet. For nonrecognized subsequent events that must be disclosed to keep the financial statements from being misleading, an entity is  required to disclose the nature of the event as well as an estimate of its financial effect, or a statement that such an estimate cannot be made. In addition, this guidance requires an entity to disclose the date through which subsequent events have been evaluated. The Company has evaluated subsequent events through the date these financial statements were filed with the SEC.

In June 2009, the FASB issued guidance related to the FASB Accounting Standards Codification (“ASC”). Effective for interim or annual financial periods ending after September 15, 2009, the ASC is the source of authoritative generally accepted accounting principles in the United States of America (“U.S. GAAP”) and changes the referencing of accounting standards. The ASC is not intended to change or alter existing U.S. GAAP; however the way authoritative literature is referred to has changed effective in the third quarter of 2009. The Company has adopted the provisions of the ASC effective September 30, 2009.

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

In the fourth quarter of 2008, while the Company was negotiating its claim, a pretax loss was recorded representing the deductible of $0.1 million.  The net result of fire-related transactions in the first quarter of 2009 was a $2.5 million pretax gain, which included a $2.6 million pretax gain on the settlement of the inventory claim which was the difference between $8.9 million, representing the loss on inventory recorded in the fourth quarter of 2008 for which a receivable was recorded at December 31, 2008, and $11.5 million of cash proceeds received from the insurance carriers to settle the inventory claim in the first quarter of 2009. Total payments of $13.5 million were received from the insurance carriers in the first quarter of 2009.

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

A minimal amount of fire-related scrap was sold in the third quarter of 2009.  Since all insurance claims due to this fire were settled with the carriers, there was no insurance claims receivable at September 30, 2009 or at June 30, 2009 and no additional insurance proceeds are anticipated.

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

At September 30, 2009, the fair value of the Company’s $150 million, 6.125% senior notes due 2016, using the Level 2 method of input, is approximately $154.4 million. The fair value of the Company’s senior notes is based on current year yield rates plus the Company’s estimated credit spread available for financings with similar terms and maturities.  See Note 6 for additional information.

(6)         Fair Value Measurements

As described in Note 3, the Company adopted the provisions of the accounting guidance related to fair value measurements of financial assets and liabilities effective January 1, 2008 and adopted the provisions applicable to fair value measurement of non-financial assets and liabilities effective January 1, 2009. This accounting guidance defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The guidance also describes three levels of inputs that may be used to measure fair value:

Level 1 — quoted prices in active markets for identical assets and liabilities.

Level 2 — observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3 — unobservable inputs in which there is little or no market data available, which requires the reporting entity to develop its own assumptions.

The fair value of the Company’s assets and liabilities measured at fair value on a recurring basis were as follows:

		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
	Balance at	Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
In millions	2009	Level 1	Level 2	Level 3

Cash and cash equivalents	$81.2	$81.2	$—	$—

For the three month period ended September 30, 2009, the Company measured certain non-financial assets at fair value on a nonrecurring basis within the Construction Materials segment, resulting in a total impairment charge of $1.6 million, which was included in Other operating expense. These measurements were based on fair value determination of certain long-lived assets within a specialized segment of its commercial roofing operations using Level 3 inputs.  Intangible assets consisting of a licensing agreement with a carrying amount of $0.4 million were written down to a fair value of zero, resulting in an impairment charge of $0.4 million, based on management’s determination of the usefulness of the technology underlying the license agreement in the current market. In addition, certain property, plant and equipment with a carrying value of $2.3 million was written down to a fair value of $1.1 million, resulting in an impairment charge of $1.2 million.  The determination was based upon management’s evaluation of future cash flows from this production equipment and net realizable value.

For the nine month period ended September 30, 2009, the Company measured other non-financial assets at fair value on a nonrecurring basis connected with management’s decision to consolidate certain manufacturing facilities within the Transportation Products segment.

During the three months ended March 31, 2009, property, plant and equipment within the tire and wheel business of the Transportation Products segment with a carrying amount of $2.9 million were written down to a fair value of zero, resulting in an impairment charge of $2.9 million, which was included in Other operating expense. The fair value determination was based upon Level 3 inputs reflecting management’s determination of the net realizable value of the assets. Such assets primarily reflected leasehold improvements that could not be transferred upon consolidation of locations.

Also within the tire and wheel business of the Transportation Products segment, during the three months ended June 30, 2009, property, plant and equipment relating to facilities in Pennsylvania, Alabama and China with a carrying amount of $2.8 million were written down to a fair value of zero, resulting in an impairment charge of $2.8 million, which was included in Other operating expense. This fair value measurement of the impaired assets was based on Level 3 inputs. The Level 3 inputs reflected management’s determination that impaired leasehold improvement assets could not be transferred upon consolidation of operations into the new facility in Jackson, TN. In addition, it was management’s determination that machinery and equipment subject to the impairment charge was estimated to have zero net realizable value based on current utility.

Within the heavy-haul trailer business of the Transportation Products segment, during the three months ended June 30, 2009, property, plant and equipment relating to the expected closure of the facility in Brookville, PA with a carrying amount of $5.6 million were written down to a fair value of $1.8 million, resulting in an impairment charge of $3.8 million, which was included in Other operating expense.  A fair value measurement of $1.6 million for land, building and leasehold improvements, which resulted in an impairment charge of $3.3 million, was based on Level 2 inputs. A fair value measurement of $0.2 million for machinery and equipment, which resulted in a $0.5 million impairment charge, was based on Level 3 inputs reflecting management’s determination of the net realizable value of the assets.

(7)     Employee and Non-Employee Stock Options & Incentive Plans

Stock Options

The Company uses the fair value method of accounting for employee stock-based compensation.  Effective 2008, stock option awards vest one-third on the first anniversary of grant, one-third on the second anniversary of grant and the remaining one-third on the third anniversary of grant. Prior to 2008, stock option awards generally vested ratably within a period of two years, with the first one-third vesting immediately upon grant. Compensation expense related to stock options of $1.9 million and $1.0 million was recognized for the three months ended September 30, 2009 and 2008, respectively, and $5.8 million and $3.8 million for the nine months ended September 30, 2009 and 2008, respectively. The 2009 compensation expense amounts include additional expense related to the modification of vesting and termination provisions of certain stock option awards. The following table summarizes the stock option activity for the nine months ended September 30, 2009.

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding at January 1, 2009	2,814,003	$33.91
Granted	1,602,795	$19.60
Forfeited	(155,450)	$23.74
Exercised	(25,200)	$18.91
Outstanding at September 30, 2009	4,236,148	$28.96

Restricted Stock and Restricted Stock Equivalent Units

Restricted shares  are generally released to the recipient after a period of three years; however, 100,000 shares awarded to executive management in the second quarter of 2007 and 56,700 shares awarded to executive management in the first quarter of 2008 vest ratably over five years.  Compensation expense related to restricted shares and restricted share unit awards of $1.6 million and $1.5 million was recognized for the three months ended September 30, 2009, and 2008, respectively, and $5.6 million and $5.2 million for the nine months ended September 30, 2009, and 2008, respectively. The 2009 compensation expense amounts include additional expense related to the modification of vesting and termination provisions of certain restricted shares.

(8)  Acquisitions

On September 18, 2009, the Company acquired the assets of Jerrik, Inc. (“Jerrik”), a recognized leader in the design and manufacture of highly engineered military and aerospace filter connections, for approximately $33 million. The acquisition expands the Company’s range of products serving the defense and aerospace markets. The acquisition will allow for reduction of expenses through consolidation of certain sales, general and administrative functions and through in-house production of certain components, which were previously purchased by Jerrik from third parties. Jerrik is located in Tempe, AZ and is under the management direction of the interconnect technologies business, which is included in the Applied Technologies segment. The purchase price allocation is preliminary pending a third-party valuation of the fair values of assets acquired and liabilities assumed; however the initial allocation resulted in current assets of $8.8 million; property, plant and equipment of $2.0 million; goodwill of approximately $12.9 million, identified intangible assets of $10.6 million, and current liabilities of $1.3 million. Of the $10.6 million of acquired intangible assets, $0.2 million was assigned to trade names with determinable useful life of 2 years, $6.9 million was assigned to customer relationships with a determinable useful life of 19 years, and the remaining $3.5 million was assigned to other intangible assets with a weighted average useful life of 18 years. The goodwill from this acquisition is deductible for tax purposes.

On April 28, 2008, the Company acquired 100% of the equity of Carlyle Incorporated (“Carlyle”), a leading provider of sophisticated aerospace and network interconnection solutions, for a purchase price of approximately $194 million. Carlyle is located in Tukwila, WA and is under the management direction of the interconnect technologies business, which is included in the Applied Technologies segment. Carlyle added design and assembly capabilities in specialty in-flight entertainment systems and other interconnect solutions for the aerospace industry. The purchase price allocation resulted in goodwill of $122.3 million and identified intangible assets of $76.0 million. Of the $76.0 million of identified intangible assets, $75.0 million was assigned to customer relationships with a determinable useful life of 20 years and $1.0 million was assigned to covenants not to compete with a determinable useful life of 5 years.  The goodwill from this acquisition is not deductible for tax purposes.

On January 25, 2008, the Company acquired 100% of the equity of both Dinex International, Inc. and Proex, Inc. (collectively “Dinex”), leading suppliers of foodservice products to the healthcare and other institutional industries, for approximately $96 million. Dinex has facilities in Glastonbury, CT and Batavia, IL, and is under the management direction of the foodservice business, which is included in the Applied Technologies segment. The acquisition has enhanced Carlisle’s position in the higher growth healthcare sector. The purchase price allocation resulted in goodwill of $29.3 million and identified intangible assets of $49.8 million. Of the $49.8 million of identified intangible assets, $8.0 million was assigned to trade names that are not subject to amortization, $37.0 million was assigned to customer relationships with a weighted average useful life of 16.4 years, $1.0 million was assigned to patents with a determinable useful life of 6 years, and the remaining $3.8 million was assigned to other intangible assets with a weighted average useful life of 6.5 years. The goodwill from this acquisition is deductible for tax purposes.

(9)  Discontinued Operations and Assets Held for Sale

In the second quarter of 2008, in keeping with the Company’s plan to simplify its business and focus attention on its remaining businesses and operating segments, the Company announced its decision to pursue disposition of both its power transmission belt business and its on-highway friction and brake shoe business. The power transmission business continues to be actively marketed for sale. During the first quarter of 2009, the Company made the decision to exit, rather than sell, the on-highway friction and brake shoe business and dispose of the assets as part of a planned dissolution. In the second quarter of

2007, as part of its commitment to concentrate on its core businesses, the Company announced plans to exit the custom thermoset products molding operation (“thermoset molding operation”). The disposition of the thermoset molding operation was completed in 2008.

The assets of these operations have met the criteria for, and have been classified as “held for sale”. In addition, results of operations for these businesses, and any gains or losses recognized from their sale, are reported as “discontinued operations”.

Total assets held for sale were as follows:

	September 30,	December 31,
In millions	2009	2008
Assets held for sale:
Power transmission belt business	$90.4	$101.9
On-highway friction and brake shoe business	0.5	34.4
Thermoset molding operation	1.7	1.7
Total assets held for sale	$92.6	$138.0

At September 30, 2009, and December 31, 2008, the remaining assets of the thermoset molding operation consisted of land and building formerly utilized by the operation.

The major classes of assets and liabilities held for sale included in the Company’s Consolidated Balance Sheets were as follows:

	September 30,	December 31,
In millions	2009	2008
Assets held for sale:
Receivables	$14.8	$26.0
Inventories	30.6	62.5
Prepaid expenses and other current assets	1.1	1.6
Total current assets held for sale	46.5	90.1

Property, plant and equipment, net	46.1	46.9
Other long term assets	—	1.0
Total non-current assets held for sale	46.1	47.9
Total assets held for sale	$92.6	$138.0

Liabilities associated with assets held for sale:
Accounts payable	$7.4	$8.6
Accrued expenses	6.7	20.3
Total liabilities associated with assets held for sale	$14.1	$28.9

Net sales and income (loss) before income taxes from discontinued operations were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2009	2008	2009	2008
Net sales:
Power transmission belt business	$28.1	$33.8	$90.1	$111.0
On-highway friction and brake shoe business	2.9	15.6	20.0	50.0
Thermoset molding operation	—	0.7	—	5.4
Net sales from discontinued operations	$31.0	$50.1	$110.1	$166.4

Income (loss) from discontinued operations:
Power transmission belt business	$2.1	$3.9	$7.8	$(59.9)
On-highway friction and brake shoe business	(0.3)	(1.5)	(12.1)	(63.1)
Thermoset molding operation	—	(1.5)	(0.1)	(1.6)
Automotive components	(0.2)	(0.2)	(0.3)	(2.3)
Systems and equipment	(0.2)	0.2	0.6	—
Income (loss) before income taxes from discontinued operations	$1.4	$0.9	$(4.1)	$(126.9)

Results for the three months ended September 30, 2009 included $0.8 million of contract termination costs related to the planned disposition of the on-highway friction and brake shoe business. Results for the nine months ended September 30, 2009 included $6.8 million of pretax expenses related to the planned disposition of the on-highway friction and brake shoe business, including an inventory write-down of $3.4 million, property, plant and equipment impairment costs of $0.8 million, severance costs of $1.8 million and $0.8 million of contract termination costs.  Results for the nine months ended September 30, 2008 reflected $124.2 million in pretax impairment charges in connection with the power transmission belt and on-highway friction and brake shoe businesses.

(10) Inventories

The Company is a diversified manufacturing entity comprised of multiple domestic and foreign companies that operate as distinct businesses manufacturing different products.  The First-in, First-out (“FIFO”) method was used to value inventories.

The components of inventories were as follows:

	September 30,	December 31,
In millions	2009	2008
Finished goods	$199.4	$288.1
Work-in-process	31.8	34.9
Raw materials	116.1	152.9
Reserves and variances - net	(16.9)	10.8
	330.4	486.7
Inventories associated with assets held for sale	(30.6)	(62.5)
Inventories	$299.8	$424.2

(11) Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2009 were as follows:

	Construction	Transportation	Applied	Specialty
In millions	Materials	Products	Technologies	Products	Total
Balance at January 1, 2009	$88.3	$99.6	$221.8	$26.1	$435.8
Goodwill acquired during year	—	—	12.9	—	12.9
Purchase accounting adjustments	—	—	(0.3)	—	(0.3)
Currency translation	0.4	0.3	—	0.2	0.9
Balance at September 30, 2009	$88.7	$99.9	$234.4	$26.3	$449.3

The Company’s other intangible assets at September 30, 2009 were as follows:

	Acquired	Accumulated	Net Book
In millions	Cost	Amortization	Value
Assets subject to amortization
Patents	$9.0	$(7.7)	$1.3
Customer Relationships	142.9	(20.9)	122.0
Other	12.0	(3.3)	8.7
Assets not subject to amortization
Trade names	18.3	—	18.3
Other intangible assets, net	$182.2	$(31.9)	$150.3

Estimated amortization expense for the remainder of 2009 and the next four years is as follows: $2.8 million remaining in 2009, $11.2 million in 2010, $10.9 million in 2011, $9.5 million in 2012 and $8.5 million in 2013.

(12) Retirement Plans and Other Post-retirement Benefits

Components of net periodic benefit cost were as follows:

	Pension Benefits		Pension Benefits		Post-retirement Benefits		Post-retirement Benefits
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
In millions	2009	2008	2009	2008	2009	2008	2009	2008
Service costs - benefits earned during the quarter	$1.2	$1.2	$3.5	$3.5	$—	$—	$—	$—
Discretionary contribution	0.1	0.1	0.3	0.3	—	—	—	—
Interest cost on benefits earned in prior years	2.6	2.4	7.8	7.3	—	0.1	0.1	0.1
Expected return on plan assets	(3.1)	(3.1)	(9.2)	(9.4)	—	—	—	—
Amortization of:
Unrecognized net actuarial loss	0.3	0.1	0.8	0.4	0.1	—	0.1	0.1
Prior service costs	(0.1)	—	(0.1)	(0.1)	—	—	—	—
Net periodic benefit costs	$1.0	$0.7	$3.1	$2.0	$0.1	$0.1	$0.2	$0.2

Contributions of $26.0 million were made to the pension plans during the quarter ended September 30, 2009.  The Company has made contributions of $26.9 million to the pension plans through September 30, 2009, and does not expect to make any additional contributions for the remainder of 2009.

The Company maintains defined contribution plans to which it has contributed $6.8 million during the nine months ended September 30, 2009. Full year contributions are expected to approximate $9.0 million.

(13) Other Long-Term Liabilities

The components of other long-term liabilities were as follows:

	September 30,	December 31,
In millions	2009	2008
Deferred taxes and other tax liabilities	$99.9	$92.4
Pension and other post-retirement obligations	36.7	60.5
Long-term warranty obligations	1.5	2.1
Other	4.0	4.8
Other long-term liabilities	$142.1	$159.8

(14) Commitments and Contingencies

The Company offers various warranty programs on its installed roofing systems, braking products, truck trailers, foodservice equipment and refrigerated truck bodies. The change in the Company’s aggregate product warranty liabilities for the period ended September 30 was as follows:

In millions	2009	2008
Beginning reserve	$7.2	$7.4
Liabilities assumed in acquisition	—	0.7
Current year provision	7.0	9.3
Current year claims	(7.8)	(9.7)
Ending reserve	$6.4	$7.7

The amount of extended product warranty revenues recognized was $4.2 million and $11.9 million for the three and nine months ended September 30, 2009, respectively, and $4.1 million and $11.5 million for the three and nine months ended September 30, 2008, respectively.

(15) Segment Information

The Company manages its businesses under the following four operating groups and reporting segments:

• Construction Materials:  the “construction materials” business;

• Transportation Products:  the “tire and wheel” business and the “heavy-haul trailer” business;

• Applied Technologies:  the “interconnect technologies” business and the “foodservice products” business; and

• Specialty Products:  the “off-highway braking” business and the “refrigerated truck bodies” business.

Sales, operating income and assets of continuing operations by reportable segment are included in the following summary:

Three Months Ended September 30,	2009		2008
		Operating		Operating
In millions	Sales(1)	Income	Sales(1)	Income
Construction Materials	$340.1	$60.3	$448.1	$60.8
Transportation Products	129.2	4.0	205.2	8.7
Applied Technologies	105.8	13.2	131.2	12.7
Specialty Products	29.5	0.9	48.0	8.2
Corporate	—	(7.7)	—	(8.6)
Total	$604.6	$70.7	$832.5	$81.8

Nine Months Ended September 30,	2009			2008
		Operating			Operating
In millions	Sales(1)	Income	Assets	Sales(1)	Income	Assets
Construction Materials	$862.2	$116.7	$639.3	$1,171.8	$129.8	$785.5
Transportation Products	470.8	44.9	429.2	691.0	53.7	548.8
Applied Technologies	311.5	30.4	566.3	350.7	36.0	594.7
Specialty Products	89.7	5.9	106.8	134.4	21.7	122.9
Corporate	—	(25.8)	103.8	—	(24.0)	143.8
Total	$1,734.2	$172.1	$1,845.4	$2,347.9	$217.2	$2,195.7

(1) Excludes intersegment sales

A reconciliation of assets reported above to total assets as presented on the Company’s Consolidated Balance Sheets is as follows:

September 30
2009
Assets per table above	$1,845.4
Assets held for sale of discontinued operations	92.6
Total Assets per Consolidated Balance Sheet	$1,938.0

(16) Income Taxes

The Company’s effective tax rate on continuing operations of 32.9% for the nine months ended September 30, 2009 varies from the statutory rate within the United States of 35.0% due primarily to the deduction attributable to U.S. production activities, earnings in foreign jurisdictions taxed at rates different from the statutory U.S. federal rate, and tax credits.

The total gross liability for uncertain tax positions at September 30, 2009 was $16.8 million compared to $18.6 million at December 31, 2008. The $1.8 million decrease in the accrual was primarily due to the resolution of audit issues. The Company classifies and reports interest and penalties associated with uncertain tax positions as Income tax expense on the Consolidated Statements of Earnings, and as other tax liabilities on the Consolidated Balance Sheets. The total amount of interest and penalties accrued at September 30, 2009 was $3.7 million. The entire balance accrued for uncertain tax positions at September 30, 2009, if recognized, would affect the Company’s effective tax rate.

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

(17) Earnings Per Share

Basic earnings per share amounts are calculated by dividing Income from continuing operations, Income (loss) from discontinued operations, and Net income for the period attributable to common shareholders by the weighted-average number of common shares outstanding during the period.

Diluted earnings per share amounts are calculated by dividing Income from continuing operations, Income (loss) from discontinued operations, and Net income for the period attributable to common shareholders by the weighted-average number of common shares outstanding plus the weighted-average number of common shares that would be issued on conversion of all of the potentially-dilutive common shares into common shares.

The following reflects the Income from continuing operations and share data used in the basic and diluted earnings per share computations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions, except share and per share amounts	2009	2008	2009	2008

Numerator:

Income from continuing operations	$45.0	$50.6	$110.7	$135.7
Less: dividends declared - common stock outstanding, unvested restricted shares and restricted share units	(9.8)	(9.5)	(28.8)	(27.2)
Undistributed earnings	35.2	41.1	81.9	108.5
Percent allocated to common shareholders (1)	98.9%	99.2%	98.9%	99.2%
	34.8	40.8	81.0	107.6
Add: dividends declared - common stock	9.7	9.4	28.5	26.9
Numerator for basic and diluted EPS	$44.5	$50.2	$109.5	$134.5

Denominator (in thousands):
Denominator for basic EPS: weighted-average common shares outstanding	60,612	60,528	60,588	60,543
Effect of dilutive securities:
Stock options	625	277	565	283
Denominator for diluted EPS: adjusted weighted average common shares outstanding and assumed conversion	61,237	60,805	61,153	60,826

Per share income from continuing operations:
Basic	$0.73	$0.83	$1.81	$2.22
Diluted	$0.73	$0.83	$1.79	$2.21

(1) Basic weighted-average common shares outstanding	60,612	60,528	60,588	60,543
Basic weighted-average common shares outstanding, unvested restricted shares expected to vest and restricted share units	61,278	61,013	61,266	61,062
Percent allocated to common shareholders	98.9%	99.2%	98.9%	99.2%

To calculate earnings per share for the Income (loss) from discontinued operations and for Net income, the denominator for both basic and diluted earnings per share is the same as used in the above table.  The Income (loss) from discontinued operations and the Net income were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2009	2008	2009	2008

Income (loss) from discontinued operations attributable to common shareholders for basic and diluted earnings per share	$1.6	$(0.2)	$(2.0)	$(92.8)

Net income attributable to common shareholders for basic and diluted earnings per share	$46.1	$50.0	$107.5	$41.7

On January 1, 2009, as described in Note 3, the Company adopted the accounting provisions related to determining whether instruments granted in share-based payment transactions are participating securities. The Company’s unvested restricted shares contain nonforfeitable rights to dividends and, therefore, are participating securities that are included in the computation of earnings per share pursuant to the two-class method. The above computation of earnings per share excludes the income attributable to the unvested restricted shares and vested restricted stock units from the numerator and excludes the dilutive impact of those unvested restricted shares and the vested restricted share units from the denominator.

At September 30, 2009 and 2008, the Company had 4,236,148 and 2,830,337 of outstanding stock options, respectively. Stock options are included in the diluted earnings per share computation using the two-class method.

At September 30, 2009 and 2008, under the Company’s restricted stock plan 632,320 and 474,950 unvested restricted shares were outstanding, respectively. In addition at September 30, 2009 and 2008, under an equity plan for non-employee directors, 40,721 and 16,155 of vested restricted share units were outstanding.

(18) Comprehensive Income

Total comprehensive income consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2009	2008	2009	2008

Net income	$46.6	$50.4	$108.7	$42.1
Other comprehensive income (loss):
Foreign currency translation, net of tax	1.6	(6.8)	6.1	(7.7)
Minimum pension liability, net of tax	0.1	0.1	0.4	0.3
Loss on hedging activities, net of tax	(0.1)	(1.7)	(0.3)	(2.2)
Other comprehensive income (loss)	1.6	(8.4)	6.2	(9.6)
Comprehensive income	$48.2	$42.0	$114.9	$32.5

(Loss) gain on hedging activities, net of tax for the three and nine months ended September 30, 2009 represented the amortization of a $5.6 million ($3.5 million, net of tax) gain resulting from the termination of treasury lock contracts on August 15, 2006.  At September 30, 2009, the Company had a remaining unamortized gain of $3.9 million ($2.4 million, net of tax) which is reflected in Accumulated other comprehensive loss on the Company’s Consolidated Balance Sheets. Approximately $0.1 million ($0.1 million, net of tax) is expected to be amortized to reduce Interest expense, net during the remainder of 2009.

(19) Exit and Disposal Activities

The following table represents the effect of exit and disposal activities related to continuing operations on the Company’s Consolidated Statements of Earnings for the three and nine months ended September 30, 2009.  There were no exit and disposal activities reported for the three and nine months ended September 30, 2008.

	Three Months Ended	Nine Months Ended
In millions	September 30, 2009	September 30, 2009
Cost of goods sold	$3.6	$6.2
Selling and administrative expenses	0.1	0.8
Other operating expense	0.2	10.0
Total exit and disposal costs	$3.9	$17.0

Exit and disposal activities by type of charge were as follows:

	Three Months Ended	Nine Months Ended
In millions	September 30, 2009	September 30, 2009
Termination benefits	$2.2	$3.1
Contract termination costs	(0.2)	0.8
Fixed asset impairment	0.2	10.0
Other associated costs	1.7	3.1
Total exit and disposal costs	$3.9	$17.0

Exit and disposal accrual activities for the nine month period ended September 30, 2009 were as follows:

In millions	Severance Costs	Contract Termination Costs	Asset Impairment	Other Associated Costs	Total
Balance at December 31, 2008	$0.2	$0.7	$—	$0.4	$1.3
2009 charges to expense and adjustments	3.1	0.8	10.0	3.1	17.0
2009 usage	(0.4)	(1.5)	(10.0)	(2.3)	(14.2)
Balance at September 30, 2009	$2.9	$—	$—	$1.2	$4.1

Exit and disposal activities by segment were as follows:

	Three Months Ended	Nine Months Ended
In millions	September 30, 2009	September 30, 2009
Total by segment
Transportation Products	$4.1	$16.3
Applied Technologies	(0.2)	0.7
Total exit and disposal costs	$3.9	$17.0

Transportation Products – The Company has undertaken several consolidation projects within the Transportation Products segment in efforts to reduce costs and streamline its operations.  Descriptions of these projects are set forth below:

•                  In the fourth quarter of 2008, the Company began consolidating nineteen of its distribution centers located throughout the United States and Canada into nine existing facilities. These consolidations were completed in the second quarter of 2009.

•                  In the first quarter of 2009, the Company began the consolidation of three wheel manufacturing plants located in California into one facility in Ontario, CA. In the second quarter of 2009, the Company also began the closure of its wheel manufacturing operation in Mexico. These consolidations are expected to be completed by the end of 2009.

•                  In the first quarter of 2009, the Company announced plans to consolidate its pneumatic tire manufacturing operations in Buji, China into its manufacturing operation in Meizhou, China and is expected to complete this consolidation by the end of 2009. Also, in the third quarter of 2009, the Company announced plans to consolidate its tire manufacturing operations in Heflin, AL, Carlisle, PA, and portions of Buji, China into a new facility in Jackson, TN purchased in the third quarter of 2009. The consolidation of tire manufacturing operations into Jackson, TN is expected to be completed by the end of 2010.

•                  At its heavy-haul trailer business, in the second quarter of 2009, the Company announced plans to consolidate its Brookville, PA facility into the operations located in Mitchell, SD and West Fargo, ND. This consolidation is expected to be completed by the end of 2009.

The Company expects the total cost of these consolidation projects will be approximately $36.1 million, of which $17.1 million has been incurred through September 30, 2009, $4.2 million is expected to be incurred in the fourth quarter of 2009, and $14.8 million is expected to be incurred in 2010. Amounts expected to be incurred through the remainder of 2009 and 2010 relate primarily to employee termination and other costs associated with the relocation of employees and equipment.

Of the $4.1 million of expenses that were recorded in the third quarter of 2009, $2.2 million related to employee termination costs, $1.7 million related to other costs primarily associated with the relocation of equipment, and $0.2 million related to asset impairment charges.  In the first nine months of 2009, the Company recorded $16.3 million of expenses, including $9.7 million in asset impairment charges, $3.5 million of other costs consisting primarily of contract termination and relocation expenses, and $3.1 million in employee termination costs.

Included in Accrued expenses at September 30, 2009 was $4.1 million related to unpaid severance, moving and relocation and other costs.

Applied Technologies – The Company has undertaken two consolidation projects within the Applied Technologies segment in efforts to reduce costs and streamline operations. Descriptions of these projects are set forth below:

•                  In 2008, the Company began the consolidation of its Georgia and Wisconsin janitorial/sanitation manufacturing facilities into one facility in Sparta, WI, which operates within its foodservice products business. This consolidation was completed in the second quarter of 2009.

•                  In the second quarter of 2009, the Company began the consolidation of its Kent, WA facility operating within the interconnect technologies business into its Tukwila, WA facility and this consolidation was completed in the third quarter of 2009. A reduction in expense for the three months ended September 30, 2009 reflected a $0.2 million reversal of a contract termination liability reflecting a renegotiated settlement. Total costs incurred in the nine months ended September 30, 2009 related to this closure were $0.6 million and reflected $0.3 million in contract termination costs, and $0.3 million of asset impairment charges. No additional material costs related to these consolidations are expected and, as of September 30, 2009, no liability exists for unpaid exit and disposal costs related to the consolidation of the Kent, WA facility.

(20) Subsequent Events

On October 1, 2009, the Company acquired 100% of the equity of Electronic Cable Specialists (“ECS”), a leading provider of electrical and structural products and services for the aviation, medical and industrial markets, for a purchase price of approximately $44 million. The acquisition of ECS expands Carlisle’s product and system reach into additional avionics applications and strengthens Carlisle’s engineering and design capabilities. The acquisition will allow for reduction of expenses through consolidation of certain sales, general and administrative functions and through in-house production of certain components which were previously purchased by ECS from third parties. Carlisle also expects to achieve increased sales from its existing customer base with the addition of the engineering and design capabilities of ECS.  ECS is located in Franklin, Wisconsin and is under the management direction of the interconnect technologies business that is included in the Applied Technologies segment. The purchase price allocation is pending completion of a third-party valuation and determination of the fair values of assets acquired and liabilities assumed, and therefore has not been disclosed.

On October 1, 2009, the Company acquired the remaining interest in Japan Power Brake, Inc. (“JPB”), a leading provider of high performance braking solutions for off-highway equipment, primarily in the mining and construction industries in Japan, for a purchase price of approximately $4.8 million. JPB is located in Atsugi, Japan and is under the management direction of the off-highway braking business that is included in the Specialty Products segment.

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

The Company also reports and manages one business currently classified as “Discontinued Operations”: the “power transmission belt” business.

While Carlisle has offshore manufacturing operations, the markets served by the Company are primarily in North America.  Management focuses on maintaining a strong and flexible balance sheet, while striving for continued year-over-year improvement in sales, operating income and margins, globalization, and improving cash flow from operations.  Resources are allocated among the operating groups based on management’s assessment of their ability to obtain leadership positions and competitive advantages in the markets they serve.

During 2008, the Company began the implementation of the Carlisle Operating System, a manufacturing structure and strategy deployment system based on Lean and Six Sigma techniques and philosophies.  The purpose of the Carlisle Operating System is to eliminate waste in all production and business processes, increase velocity, improve manufacturing efficiencies and reduce inventory.

For a more in-depth discussion of the results discussed in this “Executive Overview,” please refer to the discussion on “Financial Reporting Segments” presented later in “Management’s Discussion and Analysis.”

Net sales of $604.6 million for the three months ended September 30, 2009 represented a 27% decline from net sales of $832.5 million during the three months ended September 30, 2008. Sales were down across all segments, with organic sales (defined as net sales excluding the impact of acquisitions and divestitures within the last twelve months as well as the impact of changes in foreign exchange rates) decreasing by 26% from the third quarter of the prior year, primarily as a result of lower volumes of product sold.  The impact of foreign currency exchange rates on net sales was a reduction of less than 1% in the third quarter of 2009.

Net sales of $1.73 billion for the nine months ended September 30, 2009, decreased 26% from net sales of $2.35 billion in the nine months ended September 30, 2008.  Sales decreased across all segments with organic sales being down 27% from the prior year. The acquisitions of Jerrik in September 2009, Carlyle in April 2008 and the Dinex foodservice business (“Dinex”) in January 2008 contributed an additional $37.4 million of sales in the first nine months of the current year as compared to the same period of 2008.  Approximately 1% of the sales decline was attributed to changes in foreign currency exchange rates.

Operating income in the third quarter of 2009 was $70.7 million, a 14% decline as compared to operating income of $81.8 million for the third quarter of 2008. The reduction of operating income was primarily the result of significantly lower volumes of product sold year-over-year, partially offset by favorable raw material pricing, lower operating costs, and efficiencies gained through the Carlisle Operating System.

Operating income for the nine months ended September 30, 2009 of $172.1 million declined 21% compared to operating income of $217.2 million for the nine months ended September 30, 2008. The decrease was primarily attributable to significantly lower volumes of product sold in all segments, and to a lesser extent, plant restructuring expenses of $17.0 million. Favorably impacting 2009 results were a $27.0 million gain from a fire insurance recovery, increased selling prices, lower operating costs, and efficiencies gained through the Carlisle Operating System. Acquisitions contributed $4.9 million to current year results.

The Company’s effective tax rate for continuing operations of 35.3% for the third quarter 2009 compares with an effective tax rate of 33.7% for the third quarter 2008. The Company’s effective tax rate for the first nine months of 2009 was 32.9% as compared to 33.3% for the same period of 2008. The Company’s effective tax rate varies from the statutory rate within the United States of 35% due primarily to the deduction attributable to U.S. production activities, earnings in foreign jurisdictions taxed at rates different from the statutory U.S. federal rate, and tax credits.

Income from continuing operations, net of tax was $45.0 million, or $0.73 per diluted share, for the three months ended September 30, 2009 and represented an 11% decline compared to income from continuing operations of $50.6 million, or $0.83 per diluted share for the same period in 2008. Income from continuing operations, net of tax was $110.7 million, or $1.79 per diluted share, for the nine months ended September 30, 2009, compared to income from continuing operations of $135.7 million, or $2.21 per diluted share for the same period in 2008.

Sales and Earnings

Consolidated Results of Continuing and Discontinued Operations

Net sales of $604.6 million for the three months ended September 30, 2009 represented a 27% decline from net sales of $832.5 million during the three months ended September 30, 2008. Sales were down across all segments, with organic sales decreasing by 26% from the third quarter of the prior year, primarily as a result of lower volumes of product sold. The impact of foreign currency exchange rates on net sales was a reduction of less than 1% in the third quarter of 2009.

Net sales of $1.73 billion for the nine months ended September 30, 2009, decreased 26% from net sales of $2.35 billion in the nine months ended September 30, 2008.  Weak demand contributed to decreased sales across all segments with organic sales being down 27% from the prior year.  The acquisitions of Jerrik in September 2009, Carlyle in April 2008 and Dinex in January 2008 contributed an additional $37.4 million of sales in the first nine months of the current year as compared to the same period of 2008. Approximately 1% of the sales decline was attributed to changes in foreign currency exchange rates.

Cost of goods sold of $462.3 million for the quarter ended September 30, 2009 decreased $206.1 million, or 31% from $668.4 million in the third quarter of 2008, on a decline in net sales of 27%. The decline was attributable to lower volumes of product sold and lower raw material cost, partially offset by higher unabsorbed overhead cost as a result of decreased production.

Cost of goods sold of $1.36 billion for the nine months ended September 30, 2009, decreased $523.8 million, or 28% lower than $1.89 billion of cost of goods sold during the prior year period, on decreased sales of 26%.  The decline was attributable to lower volumes of product sold and lower raw material costs, partially offset by higher unabsorbed overhead costs resulting from decreased production.

Gross margin (net sales less cost of goods sold expressed as a percent of net sales) increased from 19.7% in the third quarter of 2008 to 23.5% in the third quarter of 2009. The gross margin improvement was driven primarily by an overall reduction in year-over-year raw material costs. Gross margin improved from 19.7% in the nine months ended 2008 to 21.5% in the nine months ended 2009 primarily reflecting increased selling prices which were implemented in the second half of the prior year in response to significantly higher raw material costs and lower raw material costs in the current year.

Selling and administrative expenses of $66.6 million for the quarter ended September 30, 2009 were $12.5 million, or 16%, lower than $79.1 million for the quarter ended September 30, 2008.  Expenses were down across all segments.  The reductions were primarily in commissions, advertising, and other compensation expenses reflecting lower sales and headcount reductions. As a percent of net sales, selling and administrative expenses were 11.0% and 9.5% for the three months ended September 30, 2009 and 2008, respectively.

Selling and administrative expenses of $207.1 million for the nine months ended September 30, 2009, were $27.8 million, or 12%, lower than the $234.9 million in the nine months ended September 30, 2008 and primarily reflected reductions in commissions, advertising, and other compensation expenses resulting from lower sales and headcount reductions.  Results in the current year included $2.3 million of expenses related to senior management severance.  As a percent of net sales, selling and administrative expenses were 11.9% and 10.0% for the nine months ended September 30, 2009 and 2008, respectively.

Operating income in the third quarter of 2009 was $70.7 million, a 14% decline as compared to operating income of $81.8 million for the third quarter of 2008. The reduction of operating income was primarily the result of significantly lower volumes of product sold as compared to the prior year, partially offset by favorable raw material pricing, lower operating costs, and efficiencies gained through the Carlisle Operating System.

Operating income for the nine months ended September 30, 2009 of $172.1 million declined 21% compared to operating income of $217.2 million for the nine months ended September 30, 2008. The decrease was primarily attributable to significantly lower volumes of product sold in all segments, and to a lesser extent, plant restructuring expenses of $17.0 million. Favorably impacting 2009 results were a $27.0 million gain from a fire insurance recovery, increased selling prices, lower operating costs, and efficiencies gained through the Carlisle Operating System.  Acquisitions contributed $4.9 million to current year results.

Interest expense, net was $2.0 million for the quarter ended September 30, 2009, compared to interest expense, net of $6.1 million for the quarter ended September 30, 2008. Interest expense, net for the nine months ended September 30, 2009, was $7.0 million compared to $15.3 million in the prior year period.  The decrease in interest expense for the three and nine month periods was due to the reduction in outstanding debt and more favorable short-term interest rates in 2009.

Income from continuing operations, net of tax was $45.0 million, or $0.73 per diluted share, for the three months ended September 30, 2009, down 11% compared to income from continuing operations of $50.6 million, or $0.83 per diluted share for the same period in 2008. Income from continuing operations, net of tax was $110.7 million, or $1.79 per diluted share, for the nine months ended September 30, 2009, compared to income from continuing operations of $135.7 million, or $2.21 per diluted share for the same period in 2008.  Current year results included an after-tax gain of $16.8 million, or $0.27 per share, related to insurance recoveries, partially offset by after-tax expense of $15.2 million, or $0.25 per diluted share, related to restructuring expenses.

Income from discontinued operations, net of tax, for the three months ended September 30, 2009 was $1.6 million which compared to a loss from discontinued operations, net of tax, of $0.2 million for the same period in 2008. In April 2008, Carlisle announced plans to dispose of Power Transmission and Motion Control.

During the first quarter of 2009, the Company made the decision to exit, rather than sell, the on-highway friction and brake shoe business to dispose of the assets as part of a planned dissolution. The disposition of the friction and brake shoe assets has been substantially completed with only the sale of certain real estate remaining. The Power Transmission business remains in discontinued operations and continues to be marketed for sale, while operating profitably and generating positive cash flows.

Loss from discontinued operations, net of tax, for the nine months ended September 30, 2009, was $2.0 million, or $0.03 per diluted share, which compared to a loss from discontinued operations, net of tax, of $93.6 million, or $1.52 per diluted share for the same period in 2008. The 2008 loss includes an after-tax impairment charge on the assets of the Power Transmission and Motion Control businesses of $89.5 million.

Net income of $46.6 million, or $0.75 per diluted share, for the quarter ended September 30, 2009 compared to net income of $50.4 million, or $0.82 per diluted share, for the quarter ended September 30, 2008.  Net income of $108.7 million, or $1.76 per diluted share, for the nine months ended September 30, 2009 compared to a net income of $42.1 million, or $0.69 per diluted share, for the nine months ended September 30, 2008. Results for the first nine months of 2008 were negatively impacted by an $89.5 million, or $1.47 per diluted share, after-tax impairment charge of assets related to discontinued operations.

Acquisitions

On October 1, 2009, the Company acquired the remaining interest in Japan Power Brake, Inc. (“JPB”), a leading provider of high performance braking solutions for off-highway equipment, primarily in the mining and construction industries in Japan, for a purchase price of approximately $4.8 million. JPB is located in Atsugi, Japan and is under the management direction of the off-highway braking business that is included in the Specialty Products segment.

On October 1, 2009, the Company acquired 100% of the equity of Electronic Cable Specialists (“ECS”), a leading provider of electrical and structural products and services for the aviation, medical and industrial markets, for a purchase price of approximately $44 million. The acquisition of ECS expands Carlisle’s product and system reach into additional avionics applications and strengthens Carlisle’s engineering and design capabilities. The acquisition will allow for reduction of expenses through consolidation of certain sales, general and administrative functions and through in-house production of certain components which were previously purchased by ECS from third parties. Carlisle also expects to achieve increased sales from its existing customer base with the addition of the engineering and design capabilities of ECS. ECS is located in Franklin, Wisconsin and is under the management direction of the interconnect technologies business that is included in the Applied Technologies segment.

On September 18, 2009, the Company acquired the assets of Jerrik, a leading provider of highly engineered military and aerospace filter connectors, for a purchase price of approximately $33 million. The acquisition expands the Company’s range of products serving the defense and aerospace markets.  The acquisition will allow for reduction of expenses through consolidation of certain sales, general and administrative functions and through in-house production of certain components, which were previously purchased by Jerrik from third parties. Jerrik is located in Tempe, Arizona and is under the management direction of the interconnect technologies business that is included in the Applied Technologies segment.

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

	Three Months Ended		Increase		Nine Months Ended		Increase
In millions,	September 30,		(Decrease)		September 30,		(Decrease)
except percentages	2009	2008	Amount	Percent	2009	2008	Amount	Percent
Net Sales
Construction Materials	$340.1	$448.1	$(108.0)	-24%	$862.2	$1,171.8	$(309.6)	-26%
Transportation Products	129.2	205.2	(76.0)	-37%	470.8	691.0	(220.2)	-32%
Applied Technologies	105.8	131.2	(25.4)	-19%	311.5	350.7	(39.2)	-11%
Specialty Products	29.5	48.0	(18.5)	-39%	89.7	134.4	(44.7)	-33%
	$604.6	$832.5	$(227.9)	-27%	$1,734.2	$2,347.9	$(613.7)	-26%

Operating Income
Construction Materials	$60.3	$60.8	$(0.5)	-1%	$116.7	$129.8	$(13.1)	-10%
Transportation Products	4.0	8.7	(4.7)	-54%	44.9	53.7	(8.8)	-16%
Applied Technologies	13.2	12.7	0.5	4%	30.4	36.0	(5.6)	-16%
Specialty Products	0.9	8.2	(7.3)	-89%	5.9	21.7	(15.8)	-73%
Corporate	(7.7)	(8.6)	0.9	10%	(25.8)	(24.0)	(1.8)	-8%
	$70.7	$81.8	$(11.1)	-14%	$172.1	$217.2	$(45.1)	-21%

Construction Materials

Third quarter 2009 net sales declined 24% to $340.1 million from $448.1 million, and operating income was $60.3 million compared to $60.8 million for the same period in 2008. The decrease in sales was primarily attributable to a 22% reduction in the volume of products sold across all product lines, and a 1.5% decrease in selling prices. Net sales of $862.2 million for the nine months ended September 30, 2009 decreased 26% as compared with $1.17 billion for the same period in 2008. A 28% decline in the volume of products sold was slightly offset by a 1.9% increase in selling prices.

Third quarter 2009 operating income was $60.3 million compared to $60.8 million in the third quarter of 2008.  Operating margins increased from 13.6% in 2008 to 17.7% in the current year. The improvement in margins was due to the combination of favorable raw material costs, reduction in selling and administration expenses and efficiency gains from the Carlisle Operating System as well as continued improvements in the operating performance at Insulfoam and the waterproofing business. Partially offsetting the favorable impact of these items in the third quarter of 2009 was a 1.5% decrease in selling prices.

Operating income of $116.7 million for the nine months ended September 30, 2009 decreased 10% as compared with $129.8 million for the same period in 2008 primarily reflecting lower sales. Operating margins improved to 13.5% in the first nine months of 2009 compared to 11.1% in the first nine months of 2008 primarily due to favorable raw material costs, increased selling prices as well as a reduction in selling and administrative expenses and efficiency gains from the Carlisle Operating System.

Net sales and operating income are generally higher for this segment in the second and third quarters of the year due to increased construction activity during these periods. Recent trends indicate sales and operating income may continue to be negatively impacted by the downturn in commercial construction. Competitive pricing pressures and uncertainty regarding raw material costs may place further negative pressure on operating income in future periods.

Transportation Products

Third quarter 2009 net sales declined 37% to $129.2 million from $205.2 million in the third quarter of 2008.  A 39% drop in the volume of product sold was slightly offset by a 1.9% increase in selling prices. Continued softness in market demand adversely impacted sales in all product lines, with the largest declines in the trailer business where sales decreased by 64% as compared to the third quarter of 2008. Net sales of $470.8 million for the nine months ended September 30, 2009 decreased 32% as compared with $691.0 million for the same period in 2008 representing a 36% decline in the volume of product sold, offset by a 4.8% increase in selling prices.

Third quarter 2009 operating income was $4.0 million as compared to income of $8.7 million in the third quarter of 2008. Operating margin fell to 3.1% in the third quarter of 2009, down from 4.2% in the third quarter of 2008. Improved selling prices and favorable raw material pricing positively affected third quarter results, but were more than offset by the negative impacts of the lower volumes of product sold as well as restructuring costs from previously announced plant consolidations.

Operating income of $44.9 million for the nine months ended September 30, 2009 decreased 16% as compared with $53.7 million for the same period in 2008. Operating margin in the first nine months of 2009 was 9.5%, up from 7.8% in the first nine months of 2008. Improved selling prices as well as a $27.0 million fire insurance recovery gain favorably impacted year to date results, which were partially offset by plant restructuring costs of $16.3 million.

The fire insurance gain was the result of insurance recoveries related to a fire at the Company’s facility in Bowdon, GA, which occurred in November 2008. For more information see Note 4 to the Consolidated Financial Statements.

The Company has undertaken several consolidation projects within this segment in efforts to reduce costs and streamline its operations. Descriptions of these projects are set forth below:

•                  In the fourth quarter of 2008, the Company began consolidating nineteen of its distribution centers located throughout the United States and Canada into nine existing facilities. These consolidations were completed in the second quarter of 2009.

•                  In the first quarter of 2009, the Company began the consolidation of three wheel manufacturing plants located in California into one facility in Ontario, CA. In the second quarter of 2009, the Company also began the closure of its wheel manufacturing operation in Mexico. These consolidations are expected to be completed by the end of 2009.

•                  In the first quarter of 2009, the Company announced plans to consolidate its pneumatic tire manufacturing operations in Buji, China into its manufacturing operation in Meizhou, China and is expected to complete this consolidation by the end of 2009. Also, in the third quarter of 2009, the Company announced plans to consolidate its tire manufacturing operations in Heflin, AL, Carlisle, PA, and portions of Buji, China into a new facility in Jackson, TN, the purchase of which was completed in the third quarter of 2009. The consolidation of tire manufacturing operations into Jackson, TN is expected to be complete by the end of 2010.

•                  At its heavy-haul trailer business, in the second quarter of 2009, the Company announced plans to consolidate its Brookville, PA facility into the operations located in Mitchell, SD and West Fargo, ND. This consolidation is expected to be complete by the end of 2009.

The Company expects the total cost of these consolidation projects will be approximately $36.1 million, of which $17.1 million has been incurred through September 30, 2009, $4.2 million is expected to be incurred in the fourth quarter of 2009, and $14.8 million is expected to be incurred in 2010. Amounts expected to be incurred through the remainder of 2009 and 2010 relate primarily to employee termination and other costs associated with the relocation of employees and equipment.

Cost savings related to these consolidations, primarily resulting from the reduction of operating costs, are expected to approximate $21 million per year, with approximate cost savings of $7.4 million in 2009.

The Company recorded $4.1 million of expenses in the third quarter of 2009 related to these consolidation projects.  Of that amount $2.2 million related to employee termination, $1.7 million related to other costs primarily associated with the relocation of equipment, and $0.2 million related to asset impairment charges.  In the first nine months of 2009, the Company recorded $16.3 million of expenses, including $9.7 million in asset impairment charges, $3.1 million in employee termination costs, and $3.5 million of other costs consisting primarily of contract termination and relocation expenses.

Net sales and operating income for the tire and wheel business are generally higher in the first half of the year due to peak volumes of product sold in the outdoor power equipment market; however, current economic conditions have suppressed sales in the first nine months of this year, and it remains uncertain to what extent future quarters will be impacted. Other issues that could negatively impact sales and operating income in future periods include:

•                  Though raw material prices appeared to have stabilized earlier in 2009, the Company has seen upward pressure in recent months, and prices could escalate higher in future periods.

•                  The Company could face negative pricing pressure in subsequent quarters.

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

Applied Technologies

Third quarter 2009 net sales declined 19% to $105.8 million from $131.2 million in the third quarter of 2008.  The largest sales declines were in the aerospace, test and measurement and core foodservice markets. Net sales of $311.5 million for the nine months ended September 30, 2009 decreased 11% as compared with $350.7 million for the same period in 2008. Organic sales were down 19% in the first nine months of 2009 reflecting general economic conditions, as well as production delays in the aerospace market. The acquisitions of Dinex, Carlyle and Jerrik contributed $37.4 million of net sales in the current year.

Third quarter 2009 operating income increased 3.9% to $13.2 million from $12.7 million in the third quarter of 2008. Operating margins increased from 9.7% in the third quarter of 2008 to 12.5% in the third quarter of 2009. The improvement in operating margins was primarily due to cost reduction efforts implemented in late 2008 and 2009 as well as higher selling prices and efficiencies gained through the Carlisle Operating System.

Operating income of $30.4 million for the nine months ended September 30, 2009 decreased 16% as compared with $36.0 million for the same period in 2008 reflecting lower sales and higher unabsorbed overhead costs resulting from lower production. Acquisitions contributed approximately $4.9 million to operating income in the first nine months of 2009, and were partially offset by $0.7 million in plant restructuring expenses. Operating margins declined from 10.3% in the first nine months of 2008 to 9.8% in the current year.

The Company has undertaken two consolidation projects within this segment in efforts to reduce costs and streamline operations. Descriptions of these projects are set forth below:

•                  In 2008, the Company began the consolidation of its Georgia and Wisconsin janitorial/sanitation manufacturing facilities into one facility in Sparta, WI, which operates within its foodservice products business. This consolidation was completed in the second quarter of 2009. The Company expects to realize savings of approximately $2.3 million from this consolidation in 2009.

•                  In the second quarter of 2009, the Company announced plans to consolidate its Kent, WA facility operating within the interconnect technologies business into its Tukwila, WA facility. This consolidation was completed in the third quarter of 2009. A reduction in expense for the three months ended September 30, 2009 reflected a $0.2 million reversal of a contract termination liability reflecting a renegotiated settlement. Total costs incurred in the nine months ended September 30, 2009 related to this closure were $0.6 million and reflected $0.3 million in contract termination costs and $0.3 million of asset impairment charges. No additional significant costs related to these consolidations are expected. The Company expects this project will result in $0.5 million in reduced operating expenses per year, with $0.2 million occurring in 2009.

While the Company continues to focus its efforts on aggressive cost reduction to maintain profitability, continued delays in new airplane manufacturing schedules and uncertainty regarding general economic conditions could place negative pressure on sales and operating income in subsequent quarters.

Specialty Products

Net sales in the third quarter of 2009 declined 39% to $29.5 million from $48.0 million in the third quarter of 2008.  The decrease in third quarter sales was attributable to weak sales in the agriculture and construction markets of the off-highway brake business as well as lower sales in the refrigerated truck body business. Net sales of $89.7 million for the nine months ended September 30, 2009 decreased 33% as compared with $134.4 million for the same period in 2008 primarily reflecting weak sales in the agriculture and construction markets of the off-highway brake business.

Third quarter 2009 operating income declined to $0.9 million from $8.2 million in the third quarter of 2008.  The decrease in third quarter operating income was primarily attributable to lower sales volume. Operating income of $5.9 million for the nine months ended September 30, 2009 represented a decrease of 73% as compared with $21.7 million for the same period in 2008. Operating margins in the first nine months of 2009 were 6.6%, down from 16.1% in the first nine months of 2008.  Operating income in the refrigerated truck bodies business was up significantly from the prior year, but was more than offset by lower operating income in the off-highway brake business primarily as a result of the reduction in volumes of product sold.

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

Corporate expense

Corporate expense of $7.7 million for the third quarter of 2009 compared with $8.6 million for the third quarter 2008. The decrease was primarily due to a reduction in overall operating costs for the quarter.  Corporate expense of $25.8 million for the nine months ended September 30, 2009 compared with $24.0 million for the same period in 2008. The increase was primarily due to a $2.3 million expense related to senior management severance costs.

Liquidity and Capital Resources

Sources and Uses of Cash

	Nine Months Ended September 30,
In millions	2009	2008
Net cash provided by operating activities	$363.4	$142.1
Net cash used in investing activities	(61.0)	(346.0)
Net cash (used in) provided by financing activities	(263.8)	219.5
Effect of exchange rate changes on cash	(0.1)	(2.3)
Change in cash and cash equivalents	$38.5	$13.3

Net cash provided by operating activities was $363.4 million for the nine months ended September 30, 2009, compared to net cash provided by operating activities of $142.1 million for the nine months ended September 30, 2008. The improvement reflected a $66.6 million improvement in net income, an improvement in working capital and other assets and liabilities of $238.8 million, and included $54.5 million in insurance recovery proceeds.  The improvement in working capital was primarily a result of a reduction in inventories, and was partially offset by $26.9 million of pension payments. Net income in the first nine months of 2009 included an after-tax gain of $16.8 million related to insurance recoveries, and $15.2 million of after-tax charges related to plant restructuring activities. Net income in the first nine months of 2008 was reduced by $89.5 million of after-tax impairment charges.

Cash used in investing activities was $61.0 million for the nine months ended September 30, 2009, compared to cash used of $346.0 million for the first nine months of 2008. Capital expenditures were $34.9 million in the first nine months of 2009 compared to capital expenditures of $55.8 million in the first nine months of 2008. Cash used for acquisitions in 2009 of $33.0 million was for the acquisition of Jerrik.  Cash used for acquisitions in 2008 of $294.8 million included the acquisitions of Carlyle and Dinex.

In the third quarter of 2009, activities commenced on the consolidation of three tire manufacturing operations into a new facility in Jackson, TN. Total cash expenditures associated with this project are expected to approximate $66 million, of which approximately $45 million relate to the purchase of the facility and investment in equipment. The remainder will be used to cover relocation and severance costs. Through September 30, 2009, approximately $7.4 million of cash had been used, primarily reflecting the purchase of the building.

Cash used by financing activities of $263.8 million for the nine months ended September 30, 2009 primarily reflects the repayment of debt and the payment of dividends. Cash provided by financing activities of $219.5 million for the nine months ended September 30, 2008 included borrowings under the revolving credit facility and securitization facility to fund acquisitions and purchase treasury shares totaling $4.8 million.

Debt Instruments, Guarantees and Covenants

At September 30, 2009 the Company had $465.0 million available under its $500.0 million revolving credit facility. The revolving credit facility provides for grid-based interest pricing based on the credit rating of the Company’s senior unsecured bank debt or other unsecured senior debt and the Company’s utilization of the facility. The facility requires the Company to meet various restrictive covenants and limitations including certain net worth, cash flow ratios and limits on outstanding debt balances held by certain subsidiaries.  The Company is presently on credit watch with one of the credit rating agencies.

The Company also maintains a $55.0 million uncommitted line of credit, all of which was available at September 30, 2009.

During the second quarter of 2009, the Company terminated its existing $150.0 million accounts receivable securitization facility. The facility was terminated due to the Company’s strong operating cash flow, and its available credit facilities and lines of credit that should provide adequate liquidity and capital resources to fund ongoing operations, expand existing lines of business and make strategic acquisitions

Forward-Looking Statements

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes in the Company’s market risk for the period ended September 30, 2009. For additional information, refer to Item 7A of the Company’s 2008 Annual Report on Form 10-K.

Item 4. Controls and Procedures

(a) Under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation and as of September 30, 2009, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective.

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

October 27, 2009

	By:	/s/ Steven J. Ford
	Name:	Steven J. Ford
	Title:	Vice President and Chief Financial Officer