Form 10-K
period 2009-12-31
CARLISLE COMPANIES INC
filed 2010-02-18
CIK 790051

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number 1-9278

CARLISLE COMPANIES INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	31-1168055 (I.R.S. Employer Identification No.)
13925 Ballantyne Corporate Place, Suite 400, Charlotte, North Carolina 28277 (Address of principal executive office, including zip code)	(704) 501-1100 (Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $1 par value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of January 31, 2010, 60,174,499 shares of common stock of the registrant were outstanding; the aggregate market value of the shares of common stock of the registrant held by non-affiliates was approximately $1,446,594,956 based upon the closing price of the common stock on the New York Stock Exchange on June 30, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 2010 are incorporated by reference in Part III.

 Part I

Item 1.    Business

Overview

        Carlisle Companies Incorporated ("Carlisle" or the "Company") was incorporated in 1986 in Delaware as a holding company for Carlisle Corporation, whose operations began in 1917, and its wholly-owned subsidiaries. Carlisle is a diversified manufacturing company consisting of five segments which manufacture and distribute a broad range of products. Additional information is contained in Items 7 and 8.

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

Management Philosophy/Business Strategy

        The Company strives to be the market leader in the various niche markets it serves. The Company is dedicated to achieving low cost positions and providing service excellence based on, among other things, superior quality, on-time delivery and short cycle times.

        The presidents of the various operating companies are given considerable autonomy and have a significant level of independent responsibility for their businesses and their performance. The Company believes that this structure encourages entrepreneurial action, and enhances responsive decision making thereby enabling each operation to better serve its customers and react quickly to its customer needs.

        The Company's executive management role is to (i) provide general management oversight and counsel, (ii) manage the Company's portfolio of businesses including identifying acquisition candidates and assisting in acquiring candidates identified by the operating companies, as well as identifying businesses for divestiture in an effort to optimize the portfolio, (iii) allocate and manage capital, (iv) evaluate and motivate operating management personnel, and (v) provide selected other services.

        The Company made significant progress in the implementation of the Carlisle Operating System ("COS") in 2009. COS is a continuous improvement process based on the principles of lean and six sigma and is redefining the way the Company does business. Waste is being eliminated and efficiencies improved enterprise wide, allowing the Company to increase its overall profitability. Improvements are not limited to production areas, as COS is also driving improvements in new product innovation, engineering, supply chain management, warranty and product rationalization. COS is creating a culture of continuous improvement across all aspects of the Company's business operations.

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

        For more details regarding the consolidation and divestiture of the Company's businesses during the past three years, see Notes 18 and 19 to the Consolidated Financial Statements in Item 8 and "Discontinued Operations," also in Item 1 below.

        Information on the Company's revenues, earnings and identifiable assets for continuing operations by industry segment for the last three fiscal years is as follows (amounts in millions):

Financial Information About Industry Segments

	2009	2008*	2007*
Sales to Unaffiliated Customers(1)
Construction Materials	$1,125.9	$1,472.3	1,365.4
Engineered Transportation Solutions	708.1	928.2	917.0
Interconnect Technologies	180.5	197.9	116.8
FoodService Products	243.6	266.2	183.4
Specialty Products	121.4	245.5	229.5

Total	$2,379.5	$3,110.1	$2,812.1

Earnings Before Interest and Income Taxes
Construction Materials	$155.2	$151.1	$240.5
Engineered Transportation Solutions	54.2	(12.9)	77.2
Interconnect Technologies	14.3	25.2	16.8
FoodService Products	24.7	20.7	20.6
Specialty Products	(5.0)	33.5	29.0

Total Segment EBIT	243.4	217.6	384.1
Corporate(2)	(36.5)	(31.0)	(41.7)

Total	$206.9	$186.6	$342.4

Identifiable Assets
Construction Materials	$572.4	$667.8	$693.4
Engineered Transportation Solutions	571.9	639.5	723.9
Interconnect Technologies	391.9	330.0	105.9
FoodService Products	218.4	234.5	136.7
Specialty Products	57.8	86.3	89.9
Corporate(3)	99.8	81.7	161.0

Total	$1,912.2	$2,039.8	$1,910.8

*
2008 and 2007 figures have been adjusted to reflect the change in segment reporting and continuing operations. Prior year presentation included Operating income. Earnings before interest and income taxes (EBIT) is consistent with the 2009 presentation.

(1)
Intersegment sales or transfers have been eliminated

(2)
Includes general corporate expenses

(3)
Consists primarily of cash and cash equivalents, facilities, and other invested assets

        A reconciliation of assets reported above to total assets as presented on the Company's Consolidated Balance Sheets in Item 8 is as follows:

	2009	2008
Total Identifiable Assets per table above	$1,912.2	$2,039.8
Assets held for sale of discontinued operations*	1.9	36.1

Total assets per Consolidated Balance Sheets in Item 8	$1,914.1	$2,075.9

*
See Note 19 to the Consolidated Financial Statements in Item 8.

Description of Businesses by Segment

Construction Materials

        The Construction Materials segment includes the construction materials business, which manufactures and sells rubber ("EPDM") and thermoplastic polyolefin ("TPO") roofing systems. In addition, the construction materials business markets and sells polyvinyl chloride membrane and accessories purchased from third party suppliers. The Company also manufactures and distributes energy-efficient rigid foam insulation panels for substantially all roofing applications. Roofing materials and insulation are sold together in warranted systems or separately in non-warranted systems to the new construction, re-roofing and maintenance, general construction and industrial markets. Through its coatings and waterproofing operation, this business manufactures and sells liquid and spray-applied waterproofing membranes, vapor and air barriers, and HVAC duct sealants and hardware for the commercial and residential construction markets. The majority of the construction materials products are sold through a network of authorized sales representatives and distributors.

        The construction materials business operates manufacturing facilities located throughout the United States, its primary market. Insulation facilities are located in Kingston, NY, Franklin Park, IL, Lake City, FL, Terrell, TX, Tooele, UT and Smithfield, PA. EPDM manufacturing operations are located in Carlisle, PA and Greenville, IL. TPO facilities are located in Senatobia, MS and Tooele, UT. Block molded expanded polystyrene ("EPS") operations include eleven production and fabrication facilities across the U.S.

        Raw materials include EPDM polymer, TPO polymer, carbon black, processing oils, solvents, asphalt, methylene diphenyl diisocyanate, polyol, polyester fabric, black facer paper, oriented strand board, clay and various packaging materials. Critical raw materials generally have at least two vendor sources to better assure adequate supply. For raw materials that are single sourced, the vendor typically has multiple processing facilities. In general, this business believes that sufficient quantities of raw materials can be obtained through normal sources to avoid interruption of production in 2010.

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

        The construction materials business serves a large and diverse customer base; however, in 2009 one customer represented approximately 16% of this segment's revenues, but did not represent 10% of consolidated revenues. The loss of this customer could have a material adverse effect on segment revenues.

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

Engineered Transportation Solutions

        The Engineered Transportation Solutions segment is comprised of the tire and wheel, industrial brake and friction, and power transmission belt product lines. The tire and wheel product line includes bias-ply, steel-belted radial trailer tires, stamped or roll-formed steel wheels, non-automotive rubber tires, and tire and wheel assemblies. The industrial brake and friction product line includes off-highway braking systems and specialty friction products, and on-highway brake actuation systems. The power transmission product line includes industrial belts and related components.

        The products in the Engineered Transportation Solutions segment are manufactured and sold by direct sales personnel to original equipment manufacturers ("OEMs"), mass merchandisers and various wholesale and industrial distributors around the world, including North America, Europe, Asia, South America and Africa. A majority of sales are generated in the United States and Canada. Key markets served include outdoor power equipment, agriculture, construction, power sports, home appliance, high speed trailer, automotive styled wheels, recreational vehicles, mining, wind energy, industrial power transmission and related aftermarket distributors. Manufacturing facilities are located in the United States, the United Kingdom, China and Japan. In addition, the business has various distribution centers in the United States, Canada, Europe and China that provide local sales and service.

        On October 1, 2009, the Company acquired the remaining 51% interest in Japan Power Brake, Inc. ("JPB"), located in Atsugi, Japan, a leading provider of high performance braking solutions for off-highway equipment, primarily in the mining and construction industries in Japan, for a purchase price of approximately $4.2 million.

        Raw materials include steel, rubber, fabric and other oil-based commodities required for tire, wheel and belt production. The brake manufacturing operations require the use of various metal products such as castings, pistons, springs and bearings. With respect to its friction products, the raw materials used are fiberglass, phenolic resin, metallic chips and various other organic materials. Raw materials are sourced worldwide to better assure adequate supply, and critical raw materials generally have at least two vendor sources. Sufficient quantities of its raw materials are expected to be available through normal sources to avoid an interruption of production in 2010.

        Sales and earnings tend to be somewhat higher in the first six (6) months of the year due to peak sales in the outdoor power equipment and replacement markets.

        With respect to working capital, practices include the following:

  (i)
  Standard accounts receivable payment terms of 30 days to 60 days.

  (ii)
  Standard accounts payable payment terms of 30 days to 60 days.

  (iii)
  Inventories are maintained in sufficient quantities to meet forecasted demand. For the tire and wheel business, inventories are generally higher in the fourth and first quarters to meet seasonal demand. Inventories tend to build late in the year in advance of the busy season and then steadily fall throughout the first half of the subsequent year.

        The engineered transportation solutions business serves a large and diverse customer base; however, in 2009 one customer represented approximately 11% of this segment's revenues, but did not represent 10% of consolidated revenues. The loss of this customer could have a material adverse effect on segment revenues.

        The business competes globally against regional and international manufacturers. Few competitors participate in all served markets. A majority participate in only a few of the business' served markets on a regional or global basis. Markets served are competitive and the major competitive factors include product performance, quality, product availability and price. The relative importance of these competitive factors varies by market segment and channel.

        The Company has undertaken several consolidation projects within this segment in efforts to reduce costs and streamline its operations. In 2009, the Company completed the consolidation of nineteen of its distribution centers in the United States and Canada into nine existing facilities. In 2009, the Company also completed the consolidation of three wheel manufacturing plants located in California into one facility in Ontario, CA and completed the consolidation of its pneumatic tire manufacturing operations in Buji, China into its manufacturing operation in Meizhou, China.

        In the third quarter of 2009, the Company began the process of consolidating its tire manufacturing operations in Heflin, AL, Carlisle, PA and portions of Buji, China into a new facility in Jackson, TN purchased in the third quarter of 2009. The consolidation of tire manufacturing operations into Jackson, TN is expected to be completed by the end of 2010. In the fourth quarter of 2009, the Company announced plans to close its friction product manufacturing facility in Logansport, IN and to consolidate operations into its locations in Hangzhou, China and Bloomington, IN, which is expected to be completed by March, 2010. Also, in the fourth quarter of 2009, the Company combined its power transmission belt product line into its tire and wheel and industrial brake and friction product lines.

Interconnect Technologies

        The Interconnect Technologies segment includes the interconnect technologies business, which designs and manufactures high performance wire, cable, fiber optic, RF/microwave and specialty filtered connectors, specialty cable assemblies, integrated wired racks, trays and fully integrated airframe subsystem solutions primarily for the aerospace, defense electronics and test and measurement industries. This business operates manufacturing facilities in the United States and China with the United States, Europe and China being the primary target market for sales. Sales are made by direct sales personnel.

        On September 18, 2009, the Company acquired Jerrik, Inc. ("Jerrik"), a recognized leader in the design and manufacture of highly engineered military and aerospace filter connectors. Jerrik's highly customized products are used in environments where reduction of electromagnetic interference and transient voltage suppression are critical. Jerrik has earned key positions on commercial aerospace and military platforms with the world's preeminent aerospace and defense contractors. The rapid growth of defense electronics and avionics throughout military and commercial aerospace platforms is driving the demand for highly engineered specialty connectors. Jerrik is located in Tempe, AZ.

        On October 1, 2009, the Company acquired privately-held Electronic Cable Specialists, Inc. ("ECS"), a leading designer and manufacturer of electrical and structural products and services for the aviation, medical and industrial markets. ECS offers customer-specific solutions ranging from individual electrical and structural products to fully integrated systems to support airframe manufacturers, aircraft operators and electronic equipment OEM's worldwide. ECS's core products consist of highly-engineered wire and cable assemblies, control panels and instrumentation to support avionics systems for general aviation, air transport and military aircraft. ECS is located in Franklin, WI with various distribution points in the United States, France and the United Kingdom.

        Raw materials include copper conductors that are plated with tin, nickel or silver, polyimide tapes, polytetrafluoroethylene ("PTFE") tapes, PTFE fine powder resin, thermoplastic resins, stainless steel, beryllium copper rod, machined metals and plastic parts and various marking and identification materials. Key raw materials are typically sourced worldwide and have at least two vendor sources to better assure adequate supply. The Company believes that sufficient quantities of raw material can be obtained for this business through normal sources to avoid interruption of production in 2010.

        The operations of the interconnect technologies business are generally not seasonal in nature.

        The working capital practices include:

  (i)
  Standard accounts receivable payment terms of 30 days to 60 days.

  (ii)
  Standard accounts payable payment terms of 30 days.

  (iii)
  Inventories are maintained in sufficient quantities to meet forecasted demand. The majority of the interconnect technologies business' sales are from made-to-order products, resulting in inventories purchased on demand.

        The interconnect technologies business serves a large and diverse customer base; however, in 2009 two customers together represented 37% of this segment's revenues, but neither customer represented 10% of consolidated revenues. The loss of one of these customers could have a material adverse effect on segment revenues.

        The interconnect technologies business is known for its engineering and product quality. Product performance, either mechanical or electrical in nature, is a principal competitive criterion, with pricing, delivery and service also being key buying criteria for the customer. In most product lines in the interconnect technologies business, there are only one or two companies capable of producing a competing product.

FoodService Products

        The FoodService Products segment includes the foodservice products business, which manufactures and distributes (i) commercial and institutional foodservice permanentware, table coverings, cookware, display pieces, lighting equipment and supplies to restaurants, hotels, hospitals, nursing homes, schools and correctional facilities, and (ii) industrial brooms, brushes, mops and rotary brushes for industrial, commercial and institutional facilities. The company's product line is distributed from four primary distribution centers located in Charlotte, NC, Oklahoma City, OK, Reno, NV and Zevenaar, The Netherlands to wholesalers, distributors and dealers. These distributor and dealer customers, in turn, sell to commercial and non-commercial foodservice operators and sanitary maintenance professionals. Distributors and dealers are solicited through subcontracted manufacturer representatives and direct sales personnel. The foodservice business operates manufacturing facilities in the United States, China and Mexico, and sales are made primarily in North America and Europe.

        Raw materials used by the foodservice products business include polymer resins, stainless steel and aluminum. Key raw materials are sourced nationally from recognized suppliers of these materials. The Company believes that sufficient quantities of raw material can be obtained for this business through existing sources to avoid interruption of production in 2010.

        Sales in the foodservice business are marginally stronger in the second and third quarters.

        The working capital practices include:

  (i)
  Standard accounts receivable payment terms of 30 days to 60 days.

  (ii)
  Standard accounts payable payment terms of 30 days.

  (iii)
  Inventories are maintained in sufficient quantities to meet forecasted demand.

        The foodservice products business serves a large and diverse customer base; however, in 2009 two customers together represented 26% of this segment's revenues, but neither of these customers represented 10% of consolidated revenues. The loss of one of these customers could have a material adverse effect on segment revenues.

        The foodservice business is engaged in markets that are generally highly competitive, and competes equally on price, service and product performance.

Specialty Products

        The Specialty Products segment includes the specialty trailer business and the refrigerated truck bodies business. The specialty trailer business manufactures and sells trailers to a variety of markets. Sales are categorized as follows: (i) construction—includes open-deck trailers used by contractors for hauling equipment to and from sites or by rental companies for equipment delivery, (ii) material hauling—includes various dump trailer lines, such as steel bottom-dumps, side-dumps, end-dumps and live-bottoms as well as aluminum end dump and pneumatic bulk tank trailers, (iii) specialized—includes large-capacity multi-unit trailers and specially designed trailers for specific hauling purposes, and (iv) commercial—includes trailers sold for over-the-road hauling and general freight. Sales are made primarily in the United States, with less than 12% of sales to other countries, primarily Canada, Norway and Mexico. The majority of sales in this business are to dealers with the balance sold directly to end-users such as rental companies, national accounts, heavy-haulers, waste haulers and OEM manufacturers. The specialty trailer business operates manufacturing facilities in the U.S., which is its primary market.

        The refrigerated truck body business manufactures and sells insulated refrigerated truck bodies to a variety of markets including food, dairy, beverage, home delivery and military applications. This business' main distribution channels are through a factory direct sales staff. The refrigerated truck bodies business operates a single manufacturing facility in Rice Lake, WI and sells primarily into the U.S. market.

        The specialty trailer business' raw materials include high-tensile steel, aluminum, lumber, tires, axles, suspensions and hydraulic and electrical components. Critical raw materials generally have at least two vendor sources to better assure adequate supply. Management at the specialty trailer business believes material costs are relatively stable and that sufficient quantities of its raw materials can be obtained through normal sources to avoid interruption of production in 2010.

        The raw materials and components used by the refrigerated truck body business include refrigeration compressors, eutectic holdover plates, mechanical blower refrigeration systems, electric/hydraulic liftgates, fiberglass, polyester resins, polyurethane foam resins, steel, aluminum, plywood, and cast and stainless steel hardware. The availability of steel and petroleum-based materials could impact raw material costs. The Company believes that sufficient quantities of raw material can be obtained for this business through normal sources to avoid interruption of production in 2010; however, any change in lead time for delivery of customer-owned chassis could delay production.

        The operations of the specialty trailer business are generally not seasonal in nature. The refrigerated truck body business is moderately seasonal in nature, with the second and third quarters of the year being strongest in sales.

        With respect to working capital, practices include the following:

  (i)
  Standard accounts receivable payment terms of 10 days to 30 days.

  (ii)
  Standard accounts payable payment terms of 10 days to 30 days.

  (iii)
  Inventories are maintained in sufficient quantities to meet forecasted demand. Higher value, customer-specific components for the refrigerated truck bodies business are ordered at the time required.

        The businesses in the Specialty Products segment have a large and diverse customer base and no individual customer accounted for more than 10% of segment sales in 2009.

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

        The refrigerated truck bodies business was sold on February 2, 2010.

Discontinued Operations

        In the fourth quarter of 2009, the Company decided to retain the power transmission business and combine it with the tire and wheel and industrial brake business to form the Engineered Transportation Solutions segment. As a result, the power transmission operation that was previously reported as a discontinued operation has been, for all periods presented, reclassified as a continuing operation.

        In the second quarter of 2008, the Company announced its decision to pursue disposition of its on-highway brake ("on-highway brake business") business. On March 31, 2009, the Company decided to dispose of the assets used in the business as part of a planned dissolution.

        The assets of the discontinued operations have met the criteria for, and have been classified as "held for sale". In addition, results of operations for these businesses, and any gains or losses recognized from their sale, are reported as "discontinued operations".

Principal Products

        The Company's products are discussed above and in additional detail in Note 21 to the Consolidated Financial Statements in Item 8.

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

Backlog

        Backlog of orders from continuing operations generally is not a significant factor in most of the Company's businesses, as most of the Company's products have relatively short order-to-delivery periods. Backlog of orders from continuing operations was $286.9 million at December 31, 2009 and $298.3 million at December 31, 2008; however, the majority of these orders are not firm in nature.

Government Contracts

        At December 31, 2009, the Company had no material contracts that were subject to renegotiation of profits or termination at the election of the U.S. government.

Research and Development

        Research and development activities include the development of new product lines, the modification of existing product lines to comply with regulatory changes, and the research of cost efficiencies through raw material substitution and process improvements. The Company's research and development expenses in continuing operations were $16.6 million in 2009 compared to $16.2 million in 2008 and $15.8 million in 2007.

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

Employees

        The Company had approximately 10,000 employees in its continuing operations at December 31, 2009.

International

        For foreign sales and an allocation of the assets of the Company's continuing operations, see Note 21 to the Consolidated Financial Statements in Item 8.

NYSE Affirmation

        On May 8, 2009, David A. Roberts, the Company's Chief Executive Officer, submitted to the New York Stock Exchange (the "NYSE") the Annual CEO Certification and certified therein that he was not aware of any violation by the Company of the NYSE's Corporate Governance listing standards.

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

        The demand for the Company's products may be adversely affected by deteriorating macroeconomic and business conditions.    The continued recession in the United States and in key foreign markets could substantially affect the Company's sales, profitability and financial condition. The sharp downturn has reduced economic activity in many of the product markets in which we operate. Many of these markets are cyclical and have experienced downturns. It cannot be predicted when, or to what extent, there might be a recovery.

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

        Raw Material costs are a significant component of the Company's cost structure.    The Company utilizes petroleum based products, steel and other commodities in its manufacturing processes. Raw materials, including inbound freight, account for approximately 67% of the Company's cost of goods sold. Significant increases in the price of these materials may not be recovered through sale price and could adversely affect operating results. The Company also relies on global sources of raw materials, which could be adversely impacted by slow or unfavorable shipping or trade arrangements, and global economic conditions.

        Benefits from the present restructuring activities are expected to include an improvement in customer service, cost reductions, higher productivity and lower working capital.    The steps being taken to consolidate manufacturing and distribution centers could cause disruptions to customers and the potential loss of a portion of their business. Major projects are underway or planned in the Engineered Transportation Solutions segment and the Interconnect Technologies segment. See Note 18 in the Notes to the Consolidated Financial Statements in Item 8 for further information.

        If the realignment and resizing does not meet the projected operational and market requirements, the objectives of the restructuring will not be achieved, resulting in potential further restructuring actions and employee and customer dissatisfaction.

        The products manufactured may become obsolete due to design or technology changes.    The Company's future operating success may depend upon its ability to redesign or find new applications for its current products or develop new products.

        The Company faces increased international competition.    The tire and wheel product line within the Engineered Transportation Solutions segment competes against companies that leverage low cost manufacturing through facilities located outside the United States. While the Company has been price competitive, it may need to adjust its operating strategies to remain competitive against the off-shore competition.

        The Company is expanding its operations into China.    To compete globally against low-cost manufacturers with operations located outside the United States, the Company has expanded many of its operations into China. Conducting operations within China may cause the Company to be impacted by the political environment within China and trade relations between the United States and Chinese governments. Many of the products manufactured in China are sold in the North American market. Therefore, the Company may be impacted by the cost and availability of shipping channels and amount of time required to ship the goods to the intended market. Revenues for sales of products manufactured in China for the North American market are generated predominately in U.S. Dollars. Many of the obligations incurred by these operations are settled in Chinese Renminbi or Hong Kong Dollars. Should the U.S. Dollar weaken significantly against the Renminbi or Hong Kong Dollar, the Company's results of operations could be adversely affected. The Company continues to monitor developments in China that may affect its strategy and will hedge its currency risk exposure when deemed effective and prudent. Recent tax law changes in China to reduce value added tax refunds on exported products and to conform income tax laws for both domestic and foreign owned companies may increase tax burdens for Carlisle's in-country operations.

        The Company plans to grow through expansion of international sales.    As the Company strives to reach this strategic goal, it is expanding its sales force in China. The Company may be impacted by the political environment in various countries and government trade relations with the U.S., as well as local country market factors. International sales expansion may also require an additional commitment to the Company's level of working capital.

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

        The Company has significant concentrations in the general construction market.    For the year ended December 31, 2009, approximately 47% of the Company's revenues, and 64% of its EBIT (excluding Corporate expenses) were generated by the Construction Materials segment. Construction spending is affected by economic conditions, changes in interest rates, demographic and population shifts, and changes in construction spending by federal, state, and local governments. A decline in the commercial construction market, as well as certain other operations of the Company, could adversely affect the Company's performance.

        The construction materials business competes through pricing, among other factors. Increased competition in this business has and could continue to place negative pressure on operating results in future periods.

        Approximately 30% of revenues for the year ended December 31, 2009, and 22% of its EBIT (excluding Corporate expenses) were generated by the Company's Engineered Transportation Solutions segment. The businesses in this segment rely heavily on the condition of the lawn and garden and construction equipment markets. Softening in this market could place negative pressure on the Company's results of operations.

        The commercial construction market can be affected by weather.    Adverse weather conditions, such as heavy or sustained rainfall, cold weather and snow can limit construction activity and reduce demand for roofing materials. Weather conditions can also be a positive factor, as demand for roofing materials may rise after harsh weather conditions due to the need for replacement materials.

        The Company also serves many specialty niche markets and as such, may be negatively impacted by softening in those markets.    In addition to having concentrations in the construction materials and outdoor power equipment markets, many of the markets served by Carlisle, including the specialty trailer, brake and food service markets, are smaller, niche markets that may experience cyclicality. These market cycles can span a number of years, and while the Company benefits from the upside of these cycles, downturns can negatively affect performance.

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

        The amount of goodwill is a significant portion of the Company's total assets. An evaluation of impairment of goodwill is made annually or when evidence of a potential impairment exists. The impairment evaluation is based on several factors involving assumptions and judgment regarding expected cash flows. If the assumptions and judgment indicate that goodwill impairment exists for an operating unit, the result could be a substantial asset charge that reduces the Company's operating income and could cause a default in the covenants covered by the Company's debt and credit facility agreements.

        The Company is impacted by the cost of providing pension benefits.    Pension expense associated with the Company's retirement benefit plans may fluctuate significantly depending on future market performance of plan assets and changes in actuarial assumptions.

        The Company continues to be negatively impacted by the rising cost of providing pension and other post-retirement benefits. The underfunded status of the defined benefit pension plans may require cash payments. Additionally, if pension plan assets do not perform to the Company's expectations, or if other actuarial assumptions are modified, the required contributions may be higher than anticipated.

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

        To help mitigate the fluctuation in future cash contributions to the pension plan, the Company implemented a liability driven investment approach in 2009. This approach seeks to invest primarily in fixed income investments to match the changes in the plan liabilities that occur as a result of changes in the discount rate. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The established target allocation is 88% fixed income securities and 12% equity securities. Fixed income investments are diversified across core fixed income, long duration and high yield bonds. Equity investments are diversified across large capitalization U.S. and international stocks. Investment risk is measured and monitored on an ongoing basis through investment portfolio reviews, annual liability measures and asset/liability studies.

Item 1B—Unresolved Staff Comments

        None.

Item 2.    Properties

	Number and Nature of Facilities			Square Footage (000's)
Segment	Manufacturing(1)	Warehouse(2)	Office	Owned	Leased
Construction Materials	33	3	15	3,310	1,332
Engineered Transportation Solutions	22	14	12	4,557	2,291
Interconnect Technologies	9	2	3	167	481
FoodService Products	6	8	4	383	1,033
Specialty Products	5	1	2	808	20
Discontinued Operations	3	—	1	425	248
Corporate	—	—	8	34	38

Totals	78	28	45	9,684	5,443

	Locations
Segment	North America	Europe		Asia
Construction Materials	50	1		—
Engineered Transportation Solutions	38	1		9
Interconnect Technologies	13	—		1
FoodService Products	16	—		2
Specialty Products	8	—		—
Discontinued Operations	4	—		—
Corporate	4	2	(3)	2

Totals	133	4		14

(1)
Also includes facilities which are combined manufacturing, warehouse and office space.

(2)
Also includes facilities which are combined warehouse and office space.

(3)
Also includes offices and warehouses utilized by Engineered Transportation Solutions and FoodService Products.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

        Not applicable.

 Part II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        The Company's common stock is traded on the New York Stock Exchange. At December 31, 2009, there were 1,861 shareholders of record.

        Quarterly cash dividends paid and the high and low prices of the Company's stock on the New York Stock Exchange in 2009 and 2008 were as follows:

2009	First	Second	Third	Fourth
Dividends per share	$0.155	$0.155	$0.160	$0.160
Stock Price
High	$22.68	$26.29	$35.00	$36.65
Low	$17.76	$18.88	$22.23	$30.56

2008	First	Second	Third	Fourth
Dividends per share	$0.145	$0.145	$0.155	$0.155
Stock Price
High	$40.47	$35.75	$37.19	$30.40
Low	$29.01	$28.66	$24.81	$16.60

        The Company's repurchases of its equity securities during the period October 1, 2009 through December 31, 2009 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2009	—	$—	—	3,024,499
November 1 - 30, 2009	38,668	33.49	38,668	2,985,831
December 1 - 31, 2009	—	—	—	2,985,831

Total	38,668	$33.49	38,668	2,985,831

        The stock repurchase program was originally approved on November 3, 1999, and was reactivated on August 17, 2004. At the time of the authorization, the Company had the authority to purchase 741,890 split-adjusted shares of common stock. The Board of Directors authorized the repurchase of an additional 2,500,000 shares of the Company's common stock on August 1, 2007, and the repurchase of an additional 1,400,000 shares of the Company's common stock on February 12, 2008. At this time, the Company has authority to repurchase 2,985,831 shares of its common stock.

Item 6.    Selected Financial Data.

Five-Year Summary

        In millions except shares, shareholders of record and per share data

	2009	2008(1)	2007(1)(2)	2006(1)(2)	2005(1)(2)
Summary of Operations
Net sales	$2,379.5	$3,110.1	$2,812.1	$2,493.0	$2,125.8
Gross profit	$503.9	$593.3	$587.8	$526.2	$444.0
Selling & administrative expenses	$289.0	$316.3	$276.1	$233.6	$206.5
Research & development	$16.6	$16.2	$15.8	$13.9	$14.1
Other expense (income), net	$18.4	$18.7	$(46.5)	$(10.0)	$(0.3)
Earnings before interest and income taxes	$206.9	$186.6	$342.4	$288.7	$223.7
Interest expense, net	$9.0	$27.7	$9.2	$19.9	$16.1
Income from continuing operations, net of tax	$151.8	$113.6	$221.0	$184.8	$142.4
Basic earnings per share	$2.48	$1.86	$3.56	$3.01	$2.31
Diluted earnings per share	$2.45	$1.85	$3.53	$2.97	$2.29
(Loss) income from discontinued operations, net of tax	$(7.2)	$(57.8)	$(5.4)	$32.3	$(27.2)
Basic (loss) earnings per share	$(0.12)	$(0.95)	$(0.08)	$0.52	$(0.44)
Diluted (loss) earnings per share	$(0.11)	$(0.94)	$(0.09)	$0.52	$(0.44)
Net income	$144.6	$55.8	$215.6	$217.1	$115.2
Basic earnings per share	$2.36	$0.91	$3.48	$3.53	$1.87
Diluted earnings per share	$2.34	$0.91	$3.44	$3.49	$1.85
Financial Position
Net working capital(3)	$498.7	$525.6	$634.9	$536.7	$312.2
Property, plant and equipment, net	$482.6	$513.3	$518.2	$437.6	$406.6
Total assets	$1,914.1	$2,075.9	$1,988.8	$1,907.1	$1,590.1
Long-term debt(4)	$156.1	$273.3	$262.8	$274.7	$283.3
% of total capitalization(5)	11.4	20.0	19.0	22.1	27.3
Shareholders' equity	$1,218.6	$1,094.1	$1,118.9	$967.3	$754.0
Other Data
Average shares outstanding—basic (in thousands)	60,601	60,541	61,692	61,240	61,472
Average shares outstanding—diluted (in thousands)	61,234	60,848	62,338	61,957	61,950
Dividends paid	$38.6	$36.6	$34.7	$32.0	$29.6
Per share	$0.63	$0.60	$0.56	$0.52	$0.48
Capital expenditures	$48.2	$68.0	$82.5	$95.5	$108.2
Depreciation & amortization	$67.5	$69.0	$65.9	$59.8	$56.3
Shareholders of record	1,861	1,515	1,933	1,725	1,991

(1)
All periods presented have been revised to conform to 2009 presentation of earnings before interest and income taxes ("EBIT"). Results may differ from prior presentations due to rounding.

(2)
2007 and prior figures have been reclassified to reflect discontinued operations and to conform to 2008 and 2009 presentation.

  See notes 1 and 19 to the Consolidated Financial Statements in Item 8.

(3)
Net working capital defined as total current assets less total current liabilities.

(4)
Long-term debt includes that of discontinued operations of $4.9 million at December 31, 2005.

(5)
Percent of total capitalization defined as long-term debt divided by long-term debt plus shareholders' equity.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

        Carlisle Companies Incorporated ("Carlisle", the "Company", "we" or "our") is a diversified manufacturing company focused on achieving profitable growth internally through new product development and product line extensions, and externally through acquisitions that complement our existing technologies, products and market channels. The Company has approximately 10,000 employees in its continuing operations. Carlisle manages its businesses under the following segments:

  •
  Construction Materials:  the "construction materials" business;

  •
  Engineered Transportation Solutions:  the "engineered transportation solutions" business, combining the "tire and wheel" product line, the "off-highway braking" product line and the "power transmission belt" product line;

  •
  Interconnect Technologies:  the "interconnect technologies" business;

  •
  FoodService Products:  the "foodservice products" business; and

  •
  Specialty Products:  the "specialty trailer" business and the "refrigerated truck bodies" business.

        While Carlisle has offshore manufacturing operations, the markets served by the Company are primarily in North America. Management focuses on maintaining a strong and flexible balance sheet, year-over-year improvement in sales, earnings before interest and income taxes ("EBIT") margins and earnings, globalization, and improving free cash flow from operations. Resources are allocated among the operating companies based on management's assessment of their ability to obtain leadership positions and competitive advantages in the markets they serve.

        During 2008, the Company began the implementation of the Carlisle Operating System, a manufacturing structure and strategy deployment system based on lean enterprise and six sigma principles. The purpose of the Carlisle Operating System is to eliminate waste in all production and business processes, improve manufacturing efficiencies to increase productivity, and to increase EBIT margins and improve cash conversion.

        For a more in-depth discussion of the results discussed in this "Executive Overview", please refer to the discussion on "Financial Reporting Segments" presented later in "Management's Discussion and Analysis".

        Net sales of $2.38 billion for the year ended December 31, 2009 were 23% lower than net sales of $3.11 billion for the year ended December 31, 2008. Organic sales (defined as net sales excluding sales from acquisitions and divestitures within the last twelve months, as well as the impact of changes in foreign exchange rates), across all segments declined 24% for the year ended December 31, 2009 as compared to the prior year, primarily as a result of depressed economic activity due to a severe recession. Acquisitions in the Interconnect Technologies, FoodService Products and Engineered Transportation Solutions segments contributed $52.0 million of additional sales in the current year as compared to the year ended December 31, 2008. The impact of foreign exchange rates had less than a 1% impact on the year-over-year change in sales.

        Income from continuing operations was $151.8 million, or $2.45 per diluted share, for the year ended December 31, 2009, a 34% increase compared to $113.6 million, or $1.85 per diluted share, for the year ended December 31, 2008. Income from continuing operations for 2009 includes an after-tax $16.8 million, or $0.27 per diluted share, gain from a fire insurance settlement and the release of a $19.6 million, or $0.32 per diluted share, deferred tax liability, previously provided with respect to un-repatriated earnings. Offsetting these gains were $27.1 million of after-tax restructuring charges, or $0.44 per diluted share, for facilities consolidation and closures. 2008 results included: an after-tax impairment charge on the assets of the power transmission belt business of $44.2 million, or $0.73 per diluted share. For more detail on these charges, refer to the discussion on "Financial Reporting Segments." For more information regarding the change in income from continuing operations from 2008 to 2009, refer to the discussion below on "2009 Compared to 2008".

        Net sales of $3.11 billion for the year ended December 31, 2008 were 11% higher than net sales of $2.81 billion for the year ended December 31, 2007. Organic growth accounted for 3% of the improvement. Acquisitions in the Interconnect Technologies, FoodService Products and Construction Materials segments contributed $213.4 million, or approximately 8% of the year-over-year increase. The impact of foreign exchange rates accounted for less than 1% of the sales growth.

        Income from continuing operations of $113.6 million for the year ended December 31, 2008 declined 49% as compared to 2007. Income from continuing operations for 2007 included an after-tax gain of $29.9 million, or $0.48 per diluted share, on the sale of the Company's interest in its European roofing company ("Icopal"). For more information regarding the change in income from continuing operations from 2007 to 2008, refer to the discussion below on "2008 Compared to 2007".

  2009 Compared to 2008

        Net sales of $2.38 billion for the year ended December 31, 2009 were $730.6 million, or 23%, below 2008 net sales of $3.11 billion. Organic sales across all segments declined 24% for the year ended December 31, 2009 as compared to the prior year, primarily attributed to lower sales volumes. Acquisitions in the Interconnect Technologies, FoodService Products and Engineered Transportation Solutions segments contributed $52.0 million of additional sales in the current year as compared to the year ended December 31, 2008. Refer to the discussion below on "Acquisitions".

        Cost of goods sold of $1.88 billion for the twelve months ended December 31, 2009 were $641.2 million, or 25%, lower than in 2008. The decrease was attributable to lower sales volume, lower raw material costs and efficiency gains from the Carlisle Operating System.

        Gross margin (net sales less cost of goods sold expressed as a percent of net sales) of 21.2% recognized in 2009 increased as compared to gross margin of 19.1% recognized in 2008. The primary reasons for the margin improvement were lower raw material costs, higher selling prices and efficiency gains from the Carlisle Operating System.

        Selling and administrative expenses of $289.0 million for the year ended December 31, 2009 were 9% below 2008 expenses of $316.3 million. The decrease was due primarily to a combination of lower commission costs and reduced discretionary spending in 2009. As a percent of net sales, selling and administrative expenses were approximately 12.2% and 10.2% for the years ended December 31, 2009 and 2008, respectively. The increase in selling and administrative expenses as a percent of net sales year-over-year is primarily attributable to management restructuring expenses in 2009 and lower net sales.

        Research and development expenses of $16.6 million for the twelve months ended December 31, 2009 increased 2% from $16.2 million in 2008. As a percent of net sales, research and development expenses were 0.7% and 0.5% of sales in 2009 and 2008, respectively.

        Other expense (income), net of $18.4 million for the twelve months ended December 31, 2009 compared to $18.7 million in 2008. The 2009 expense included: asset-impairment charges of $14.4 million in the Engineered Transportation Solutions segment for the integration of the power transmission belt business and the closure of the facilities in Buji, China, Carlisle, PA and Logansport, IN; $3.8 million in the Specialty Products segment for the closure of the facility in Brookville, PA; and, $2.1 million in the Interconnect Technologies segment for the closure of the facility in Vancouver and Kent, WA. The 2008 expense included $13.1 million of long-lived asset write-downs in the Engineered Transportation Solutions segment on the impairment at the power transmission belt business, $4.3 million of long-lived asset write-downs in the Construction Materials segment on the closure of the insulation facilities in Anderson, SC and Marlin, TX, and $1.5 million in long-lived asset charges for the FoodService Products segment on the restructuring of the janitorial/sanitation facilities in Atlanta, GA and Sparta, WI.

        Goodwill impairment charges of $55.5 million reflect the impairment of goodwill associated with the power transmission belt business in 2008.

        Gain related to fire settlement of $27.0 million in 2009 reflects insurance proceeds less associated losses resulting from a fire which destroyed the Company's tire manufacturing facility in Bowden, GA in November, 2008.

        Earnings before interest and income taxes ("EBIT") for the year ended December 31, 2009 was $206.9 million, an 11% increase compared to $186.6 million recognized in 2008. 2009 EBIT was positively impacted by selling price increases, favorable raw material pricing, efficiencies gained through the Carlisle Operating System and a $27.0 million gain from a fire insurance settlement. These positive impacts were offset by lower sales volume and restructuring expenses. 2008 results included an impairment charge on goodwill and certain assets of the power transmission belt business of $68.6 million, of which $55.5 million was attributed to goodwill. As a percent of net sales, EBIT was 8.7% in 2009, up from 6.0% in 2008.

        Interest expense, net of $9.0 million for the twelve months ended December 31, 2009 was $18.7 million lower than interest expense, net of $27.7 million in 2008. Interest expense in 2008 included a $7.7 million pre-tax charge for the termination of a treasury lock. The Company elected not to issue bonds in 2008 and, as a result, incurred the expenses related to the treasury lock. See Note 8 in the Notes to the Consolidated Financial Statements in Item 8 for further information. Also contributing to the year-over-year decrease in interest expense was the reduction of outstanding debt during 2009.

        Income tax expense of $46.1 million from continuing operations for the year ended December 31, 2009, which represented an effective tax rate of 23.3%, compared to income tax expense of $45.3 million in 2008, reflecting an effective tax rate of 28.5%. 2009 income tax expense benefitted from the release of a $19.6 million deferred tax accrual, previously provided with respect to un-repatriated earnings. The company has now identified appropriate long-term uses for these earnings outside the United States.

        The Company participated in the U.S. Internal Revenue Service's real time audit program, Compliance Assurance Process ("CAP"), during 2009 and 2008. Under the CAP program, material tax issues and initiatives were disclosed to the IRS throughout the year with the objective of reaching agreement as to the proper reporting treatment. The examination of the 2007 and 2008 returns have been completed. The Company believes that this approach reduces tax-related uncertainties, enhances transparency and reduces administrative costs. The Company expects to continue participating in the CAP program in 2010.

        Income from continuing operations was $151.8 million, or $2.45 per diluted share, for the year ended December 31, 2009, a 34% increase compared to $113.6 million, or $1.85 per diluted share, for the year ended December 31, 2008. Income from continuing operations for 2009 includes an after-tax $16.8 million, or $0.27 per diluted share, gain from a fire insurance settlement and the release of a $19.6 million, or $0.32 per diluted share, deferred tax accrual, previously provided with respect to un-repatriated earnings. Offsetting these gains were $27.1 million of after-tax restructuring charges, or $0.44 per diluted share, for facilities consolidation and closures. 2008 results included: an after-tax impairment charge on the assets of the power transmission belt business of $44.2 million, or $0.73 per diluted share; $5.8 million of after-tax restructuring charges, or $0.09 per diluted share, for facilities consolidations and closures; and, a $4.8 million after-tax charge, or $0.08 per diluted share, for the termination of a treasury lock that was entered into in 2006 in anticipation of a 2008 bond offering.

        Loss from discontinued operations, net of tax for the year ended December 31, 2009 was $7.2 million or $0.11 loss per diluted share, as compared to a loss from discontinued operations, net of tax of $57.8 million, or $0.94 per diluted share, in 2008. 2009 results reflect the costs associated with the liquidation of the on-highway brake business. 2008 includes $45.3 million of after-tax impairment charges related to the planned divestiture of the on-highway brake business.

        Net income of $144.6 million, or $2.34 per diluted share, for the year ended December 31, 2009 compared to net income of $55.8 million, or $0.91 per diluted share, for the year ended December 31, 2008.

  2008 Compared to 2007

        Net sales of $3.11 billion for the year ended December 31, 2008 were $298.0 million, or 11%, above 2007 net sales of $2.81 billion. Organic growth of 3% was driven by price increases across all segments. The acquisitions of Carlyle Incorporated ("Carlyle"), a provider of high-specification aerospace and network interconnection solutions, in the Interconnect Technologies segment, Dinex International, Inc. ("Dinex"), a supplier of foodservice products to the healthcare and other institutional industries, in the FoodService Products segment in 2008 and Insulfoam in the Construction Materials segment in 2007, contributed $213.4 million, or approximately 8% of the year-over-year growth. Refer to the discussion below on "Acquisitions".

        Cost of goods sold of $2.52 billion for the twelve months ended December 31, 2008 were $292.5 million, or 13%, higher than in 2007. Of the increase, 55% related to acquisitions, with the remainder of the increase being attributable to increased raw material, freight and overhead costs.

        Gross margin (net sales less cost of goods sold expressed as a percent of net sales) of 19.1% recognized in 2008 declined as compared to gross margin of 20.9% recognized in 2007. The primary reasons for the change were margin erosion in the Construction Materials segment reflecting an increase in raw material costs, and unabsorbed overhead costs attributable to lower unit sales volumes in the Engineered Transportation Solutions segment.

        Selling and administrative expenses of $316.3 million for the year ended December 31, 2008 were approximately 15% above 2007 expenses of $276.1 million. The acquisitions of Carlyle and Dinex accounted for $26.2 million of the increase. The increase was also due to the write-off of an uncollectible note receivable from a customer of $4.9 million, and costs associated with other new facilities. Included in 2007 selling and administrative expenses were $6.6 million of expenses related to the change in executive management. On June 12, 2007, the Company announced the resignation of Richmond D. McKinnish as President and Chief Executive Officer and the appointment of David A. Roberts as Chairman, President and Chief Executive Officer. As a percent of net sales, selling and administrative expenses were approximately 10.2% and 9.8% for the years ended December 31, 2008 and 2007, respectively.

        Research and development expenses of $16.2 million for the twelve months ended December 31, 2008 increased 3% from $15.8 million in 2007. As a percent of net sales, research and development expenses were 0.5% and 0.6% of sales in 2008 and 2007, respectively.

        Goodwill impairment charges of $55.5 million reflect the impairment of goodwill associated with the power transmission belt business in 2008.

        Other expense (income), net of $18.7 million for the twelve months ended December 31, 2008 compared to income of $46.5 million in 2007. The 2008 expense included $13.1 million of long-lived asset write-downs in the Engineered Transportation Solutions segment on the impairment at the power transmission belt business, $4.3 million of long-lived asset write-downs in the Construction Materials segment on the closure of the insulation facilities in Anderson, SC and Marlin, TX, and $1.5 million in long-lived asset charges for the FoodService Products segment on the restructuring of the janitorial/sanitation facilities in Atlanta, GA and Sparta, WI. Results for 2007 included: a gain of $47.0 million related to the sale of Icopal; $8.2 million of proceeds received from certain legal actions initiated by the Company; and equity income from Icopal of $2.0 million. Partially offsetting these gains was a $4.7 million management transition charge related to the U.K. braking business, $3.5 million of expenses associated with the Company's trade accounts receivable securitization program, and asset charges of $3.4 million related to the closure of certain tire and wheel and power transmission belt operations.

        Earnings before interest and income taxes for the year ended December 31, 2008 was $186.6 million, a 46% decrease compared to $342.4 million recognized in 2007. The decrease is primarily due to a goodwill impairment charge on the power transmission belt business of $55.5 million in 2008, a $47.0 million gain on the sale of Icopal in 2007, in addition to other changes in Other expense (income), net, and higher selling and administrative expenses. As a percent of sales, EBIT was 6.0% in 2008, down from 12.2% in 2007.

        Interest expense, net of $27.7 million for the twelve months ended December 31, 2008 was $18.5 million higher than interest expense, net of $9.2 million in 2007. Interest expense for the 2008 period included a $7.7 million charge for the termination of a treasury lock that was entered into in 2006 in anticipation of a 2008 bond offering. The Company elected not to issue bonds in 2008 and, as a result, incurred the expenses related to the treasury lock. See Note 8 in the Notes to the Consolidated Financial Statements in Item 8 for further information. Interest expense in 2007 was reduced by interest income of $6.6 million recovered from Icopal, and $2.1 million on the investment of the proceeds received from the Icopal sale.

        Income tax expense from continuing operations was $45.3 million for the year ended December 31, 2008, which represented an effective tax rate of 28.5%, compared to income tax expense of $112.2 million in 2007, which represented an effective tax rate of 33.7%. The decreased tax rate resulted largely from lower tax rates in foreign jurisdictions.

        Income from continuing operations was $113.6 million, or $1.85 per diluted share, for the year ended December 31, 2008, a 49% decline from $221.0 million, or $3.53 per diluted share, for the year ended December 31, 2007. Results for the year 2007 period included an after-tax gain of $29.9 million, or $0.48 per diluted share, on the sale of Icopal, the recovery of previously reserved interest of $4.4 million after-tax, or $0.07 per diluted share, owed from Icopal, and after-tax gains of $5.6 million, or $0.09 per diluted share, on proceeds received from certain legal proceedings initiated by the Company. Partially offsetting these gains were after-tax charges of $4.7 million, or $0.08 per diluted share, related to the facility and management transition of an acquired U.K. off-highway braking business, expenses of $4.4 million after-tax, or $0.07 per diluted share related to changes in executive management.

        Loss from discontinued operations, net of tax for the year ended December 31, 2008 was $57.8 million or $0.94 loss per diluted share, as compared to $5.4 million, or $0.09 per diluted share, in 2007. 2008 results reflect $45.3 million of after-tax impairment charges related to the planned divestiture of the on-highway brake business.

        Net income of $55.8 million, or $0.91 per diluted share, for the year ended December 31, 2008 compared to net income of $215.6 million, or $3.44 per diluted share, for the year ended December 31, 2007.

  Acquisitions

        On October 1, 2009, the Company acquired the remaining 51% interest in Japan Power Brake, Inc. ("JPB"), a leading provider of high performance braking solutions for off-highway equipment, primarily in the mining and construction industries in Japan, for a purchase price of approximately $4.2 million. In connection with this purchase, a gain of $0.8 million was recognized in Other expense (income), net on the Company's previous 49% interest in JPB. JPB is located in Atsugi, Japan and is under the management direction of the off-highway braking business that is included in the Engineered Transportation Solutions segment. The purchase price included an allocation of $0.9 million to other intangible assets reflecting a non-compete agreement with a useful life of 10 years. The remaining purchase price was allocated to current assets; property, plant and equipment; and current liabilities.

        On October 1, 2009, the Company acquired 100% of the equity of Electronic Cable Specialists ("ECS"), a leading provider of electrical and structural products and services for the aviation, medical and industrial markets, for a purchase price of approximately $42.4 million. The acquisition of ECS expands

Carlisle's product and system reach into additional avionics applications and strengthens Carlisle's engineering and design capabilities. The acquisition will allow for reduction of expenses through consolidation of certain sales, general and administrative functions and through in-house production of certain components which were previously purchased by ECS from third parties. Carlisle also expects to achieve increased sales from its existing customer base with the addition of the engineering and design capabilities of ECS. ECS is located in Franklin, WI and is under the management direction of the Interconnect Technologies segment. The purchase price allocation resulted in current assets of $15.1 million; property, plant and equipment of $1.9 million; goodwill of $13.5 million, identified intangible assets of $14.5 million, and non-interest bearing current liabilities of $2.6 million. Of the $14.5 million of acquired intangible assets, $2.6 million was assigned to trade names that are not subject to amortization, $4.5 million was assigned to customer relationships with a determinable useful life of 17 years, and the remaining $7.4 million was assigned to other intangible assets with a weighted average useful life of 14.7 years. The goodwill from this acquisition is deductible for tax purposes.

        On September 18, 2009, the Company acquired the assets of Jerrik, Inc. ("Jerrik"), a recognized leader in the design and manufacture of highly engineered military and aerospace filter connections, for approximately $33 million. The acquisition expands the Company's range of products serving the defense and aerospace markets. The acquisition will allow for reduction of expenses through consolidation of certain sales, general and administrative functions and through in-house production of certain components, which were previously purchased by Jerrik from third parties. Jerrik is located in Tempe, AZ and is under the management direction of the Interconnect Technologies segment. The purchase price allocation resulted in current assets of $7.9 million; property, plant and equipment of $1.8 million; goodwill of $13.7 million, identified intangible assets of $10.8 million, and current liabilities of $1.2 million. Of the $10.8 million of acquired intangible assets, $0.2 million was assigned to trade names with determinable useful life of 2 years, $7.1 million was assigned to customer relationships with a determinable useful life of 18 years, and the remaining $3.5 million was assigned to other intangible assets with a weighted average useful life of 18.1 years. The goodwill from this acquisition is deductible for tax purposes.

        On April 28, 2008, the Company acquired 100% of the equity of Carlyle Incorporated ("Carlyle"), a leading provider of sophisticated aerospace and network interconnection solutions, for a purchase price of approximately $194 million. Carlyle is located in Tukwila, WA and is under the management direction of the Interconnect Technologies segment. Carlyle added design and assembly capabilities in specialty in-flight entertainment systems and other interconnect solutions for the aerospace industry. The purchase price allocation resulted in goodwill of $122.3 million and identified intangible assets of $76.0 million. Of the $76.0 million of identified intangible assets, $75.0 million was assigned to customer relationships with a determinable useful life of 20 years and $1.0 million was assigned to covenants not to compete with a determinable useful life of 5 years. The goodwill from this acquisition is not deductible for tax purposes.

        On January 25, 2008, the Company acquired 100% of the equity of both Dinex International, Inc. and Proex, Inc. (collectively "Dinex"), leading suppliers of foodservice products to the healthcare and other institutional industries, for approximately $96 million. Dinex has facilities in Glastonbury, CT and Batavia, IL, and is under the management direction of the FoodService Products segment. The acquisition has enhanced Carlisle's position in the higher growth healthcare sector. The purchase price allocation resulted in goodwill of $29.3 million and identified intangible assets of $49.8 million. Of the $49.8 million of identified intangible assets, $8.0 million was assigned to trade names that are not subject to amortization, $37.0 million was assigned to customer relationships with a weighted average useful life of 16.4 years, $1.0 million was assigned to patents with a determinable useful life of 6 years, and the remaining $3.8 million was assigned to other intangible assets with a weighted average useful life of 6.5 years. The goodwill from this acquisition is deductible for tax purposes.

        On May 1, 2007, the Company acquired 100% of the equity of Insulfoam LLC ("Insulfoam") from Premier Industries, Inc., a leading manufacturer of block molded expanded polystyrene products used primarily as insulation in building and other construction applications, headquartered in Tacoma, WA, for approximately $168 million. Insulfoam is under the management direction of the Construction Materials segment, and operating results since the acquisition date have been included in that segment. The purchase price allocation resulted in goodwill of approximately $55.2 million and identified intangible assets of $20.6 million. Of the $20.6 million of identified intangible assets, $10.3 million was assigned to the trade name that is not subject to amortization, while the remaining acquired intangibles of $10.3 million were allocated primarily to customer related intangibles, which are being amortized over the assets' determinable useful life of 9 years. The goodwill from this acquisition is deductible for tax purposes.

        On February 2, 2007, the Company acquired 100% of the equity of Meixian Tengfei Tyre Co., Ltd., a tire manufacturer, located in Guandong, China, for consideration of approximately $20 million. Operating results for this operation since the acquisition date are included in the Engineered Transportation Solutions segment. The purchase price was allocated to Property, plant and equipment, net, as it approximated the fair value of the assets purchased.

        On January 29, 2007, the Company purchased the assets of Dongguan Qiaotou Yichang Wire and Cable Assembly Factory, located in Guangdong, China, specializing in complex cable assemblies and wire harnesses for medical and industrial applications, for consideration of approximately $3 million and contingent additional payments of up to $4 million based on the acquired company's future earnings, of which the Company has paid additional consideration of approximately $0.2 million through December 31, 2009. The additional consideration has been recorded as an increase to goodwill. Operating results for this operation since the acquisition date are included in the Interconnect Technologies segment. The purchase price allocation resulted in goodwill of approximately $1.5 million and identified intangible assets of $1.0 million with a weighted-average life of 5.7 years. Identified intangible assets consist primarily of customer relationships valued at $0.7 million, with a weighted-average life of 4 years, and other agreements valued at $0.3 million with a weighted-average life of 9 years. The goodwill from this acquisition is not deductible for tax purposes.

Financial Reporting Segments

        The following table summarizes segment net sales and EBIT. The amounts for each segment should be referred to in conjunction with the applicable discussion below.

			Increase (Decrease)				Increase (Decrease)
In millions, except percentage	2009	2008*	Amount	Percent	2008*	2007*	Amount	Percent
Net Sales
Construction Materials	$1,125.9	$1,472.3	$(346.4)	-24%	$1,472.3	$1,365.4	$106.9	8%
Engineered Transportation Solutions	708.1	928.2	(220.1)	-24%	928.2	917.0	11.2	1%
Interconnect Technologies	180.5	197.9	(17.4)	-9%	197.9	116.8	81.1	69%
FoodService Products	243.6	266.2	(22.6)	-8%	266.2	183.4	82.8	45%
Specialty Products	121.4	245.5	(124.1)	-51%	245.5	229.5	16.0	7%

	$2,379.5	$3,110.1	$(730.6)	-23%	$3,110.1	$2,812.1	$298.0	11%

Earnings Before Interest and Income Taxes ("EBIT")
Construction Materials	$155.2	$151.1	$4.1	3%	$151.1	$240.5	$(89.4)	-37%
Engineered Transportation Solutions	54.2	(12.9)	67.1	520%	(12.9)	77.2	(90.1)	-117%
Interconnect Technologies	14.3	25.2	(10.9)	-43%	25.2	16.8	8.4	50%
FoodService Products	24.7	20.7	4.0	19%	20.7	20.6	0.1	0%
Specialty Products	(5.0)	33.5	(38.5)	-115%	33.5	29.0	4.5	16%

Total Segment EBIT	243.4	217.6	25.8	12%	217.6	384.1	(166.5)	-43%

Corporate	(36.5)	(31.0)	(5.5)	-18%	(31.0)	(41.7)	10.7	26%

	$206.9	$186.6	$20.3	11%	$186.6	$342.4	$(155.8)	46%

*
2007 and 2008 figures have been revised to reflect the change from reporting operating income to reporting earnings before interest and income taxes, and to reflect the change in the Company's segments

Construction Materials

  2009 Compared to 2008

        Net sales in the Construction Materials segment were $1.13 billion for the year ended December 31, 2009, a decrease of 24% from $1.47 billion recognized in 2008. The decrease in sales was primarily attributable to a reduction in the volume of products sold across all major product lines and is consistent with declines in the overall non-residential construction industry. Year-over-year changes in selling prices, as well as the impact of foreign currency exchange rates, had less than a 1% impact on sales in 2009.

        Segment EBIT of $155.2 million for the twelve months ended December 31, 2009 represented a 3% increase compared to EBIT of $151.1 million in 2008. EBIT as a percentage of sales ("EBIT margin") was 13.8% in 2009 as compared to 10.3% in 2008. The improvement in margins was primarily due to favorable raw material costs, reduction in selling and administration expenses and efficiency gains from the Carlisle Operating System. These improvements substantially offset the impact from the sales volume decrease that occurred in 2009 as compared to 2008. 2008 operating results included a $5.9 million restructuring charge related to the closure of two block molded expanded polystyrene manufacturing operations at the plants located in Anderson, SC and Marlin, TX.

        On October 21, 2008, the Company announced plans to close its insulation facilities in Anderson, SC and Marlin, TX and exited the facilities by the end of 2008. $5.9 million of costs related to this closure were incurred in 2008, with no material costs incurred in 2009. The 2008 costs included the write-down of buildings and manufacturing equipment of $4.3 million, working capital write-downs of $0.9 million, employee severance costs of $0.2 million, and moving, relocation and other expenses of $0.5 million.

        Net sales and EBIT are generally higher for this segment in the second and third quarters of the year due to increased construction activity during these periods. The Company continues to face many uncertainties in the coming year, including the weak economy and the lack of financing for new construction, therefore potentially reducing demand for construction materials products. The Company is also susceptible to fluctuations in raw material costs and the ability to pass along increases in such costs to customers.

  2008 Compared to 2007

        Net sales in the Construction Materials segment were $1.47 billion for the year ended December 31, 2008, an increase of 8% over $1.37 billion recognized in 2007. The increase was driven by higher thermoplastic polyolefin ("TPO") membrane sales volumes and selling price increases implemented to offset higher raw material costs that contributed approximately 39% of the increase. The acquisition of Insulfoam in May 2007 contributed $45.6 million of incremental sales in 2008.

        Segment EBIT of $151.1 million for the twelve months ended December 31, 2008 represented an $89.4 million decline compared to 2007. EBIT margin was 10.3% in 2008 as compared to 17.6% in 2007. The decline reflected increased raw material costs, unfavorable product mix, and continued competitive pricing. Selling price increases, cost reductions, and expense containment helped to mitigate some of the raw material cost increases. Results for the year ended December 31, 2008 included $5.9 million of restructuring charges on the closure of two block molded expanded polystyrene manufacturing operations at the plants located in Anderson, SC and Marlin, TX, and the write-off of an uncollectible receivable from a customer of $4.9 million. Results for the year ended December 31, 2007 included a $48.5 million gain (excluding a $1.5 million loss attributable to Corporate) on the sale of the Company's interest in the European roofing company, Icopal, on July 31, 2007.

Engineered Transportation Solutions

  2009 Compared to 2008

        Net sales for the year ended December 31, 2009 were $708.1 million, a 24% decrease from net sales of $928.2 million in the prior year, primarily reflecting a decrease in the volume of products sold as a result of reduced customer spending due to the economic recession. Sales were down in nearly all markets in this segment, with the more significant declines in the recreational vehicle, agriculture, construction and mining markets. Sales of specialty brake products to the military markets increased 8.5%.

        Segment EBIT for the twelve months ended December 31, 2009 was $54.2 million, as compared to an EBIT loss of $12.9 million in 2008. EBIT margin of 7.7% in 2009 compared to negative 1.4% in 2008. Lower raw material costs, savings realized from the Carlisle Operating System, and a pre-tax fire insurance gain of $27.0 million offset the negative impacts of lower sales volumes and $24.4 million in restructuring costs. Results for 2008 included impairment charges on goodwill and certain assets of the power transmission belt business of $68.6 million.

        The fire insurance gain was the result of insurance recoveries related to a fire at the Company's facility in Bowdon, GA, which occurred in November 2008. For more information see Note 2 to the Consolidated Financial Statements in Item 8.

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

  •
  In the first quarter of 2009, the Company began the consolidation of three wheel manufacturing plants located in California into one facility in Ontario, CA. In the second quarter of 2009, the Company also began the closure of its wheel manufacturing operation in Mexico. These consolidations were completed as of December 31, 2009.

  •
  In the first quarter of 2009, the Company announced plans to consolidate its pneumatic tire manufacturing operations in Buji, China into its manufacturing operation in Meizhou, China and has completed this consolidation as of December 31, 2009.

  •
  In the third quarter of 2009, the Company announced plans to consolidate its tire manufacturing operations in Heflin, AL, Carlisle, PA, and portions of Buji, China into a new facility in Jackson, TN, purchased in the third quarter of 2009. The consolidation of tire manufacturing operations into Jackson, TN is expected to be complete by the end of 2010.

  •
  In the fourth quarter of 2009, within its off-highway braking business, the Company announced plans to close its friction product manufacturing facility in Logansport, IN and to consolidate operations into its locations in Hangzhou, China and Bloomington, IN. This consolidation is expected to be completed by March, 2010.

  •
  Also, in the fourth quarter of 2009, the Company combined its power transmission belt business into its tire and wheel business. The consolidation of its operations is expected to be completed by the end of 2010.

        The Company expects the total cost of these consolidation projects will be approximately $42.3 million, of which $25.2 million has been incurred through December 31, 2009, and $17.1 million is expected to be incurred in 2010. Amounts expected to be incurred in 2010 relate primarily to employee termination and other costs associated with the relocation of employees and equipment.

        During 2009, the Company recorded $24.4 million of expense, including $14.1 million in fixed asset charges, $0.5 million in inventory write-downs, $5.1 million of other costs consisting primarily of contract termination and relocation expenses, and $4.7 million in employee termination costs.

        Cost savings related to these consolidations, primarily resulting from the reduction of operating costs, are expected to approximate $35 million per year, of which an estimated $17 million will be realized in 2010.

        Net sales and EBIT are generally higher in the first half of the year due to peak sales volumes in the outdoor power equipment market. Current economic conditions may continue to affect customer spending and negatively impact demand in this segment. Volatility in commodities prices could impact demand in the mining sector.

        The restructuring activities within the tire and wheel business to consolidate manufacturing facilities and to start-up a manufacturing facility in Jackson, TN could cause disruptions to customers, employee dissatisfaction, and the potential loss of a portion of the tire and wheel business. The Company could also be negatively impacted by cost and availability of shipping channels and the amount of time required to ship product manufactured in China.

  2008 Compared to 2007

        Net sales for the year ended December 31, 2008 were $928.2 million as compared to net sales of $917.0 million in the prior year. 2008 net sales increased 1.2% as compared to 2007 levels, reflecting price increases in all product lines and volume increases in the agriculture equipment and replacement markets, partially offset by volume decreases in the remaining markets.

        Segment EBIT for the twelve months ended December 31, 2008 was a loss of $12.9 million as compared to income of $77.2 million in 2007. EBIT margin was a negative 1.4% in 2008 as compared to 8.4% in 2007. EBIT in 2008 included impairment charges on goodwill and certain assets of the power transmission belt business of $68.6 million. EBIT in 2007 included a $4.7 million charge related to the facility and management transition of an acquired off-highway brake operation in Wales, U.K and $3.4 million in asset charges related to the closure of certain tire and wheel and power transmission belt operations. Increased raw material cost, freight, and unabsorbed overhead due to decreased sales volumes also contributed to the EBIT decline.

Interconnect Technologies

  2009 Compared to 2008

        Net sales of $180.5 million for the year ended December 31, 2009 were $17.4 million lower than net sales of $197.9 million in 2008. The positive sales impact from the acquisitions of Carlyle , Jerrik and Electronic Cable Specialists was more than offset by a 23% decline in organic sales in 2009 reflecting lower sales volumes across all product lines as a result of depressed economic conditions due to the severe recession.

        Segment EBIT of $14.3 million for the year ended 2009 represented a decrease of $10.9 million, or 43%, from the prior year. As a percent of sales, EBIT declined to 7.9% in 2009 from 12.7% in 2008. The decline in EBIT was due to a combination of the organic sales decline and $3.7 million in restructuring charges recorded in 2009, which are more fully described below.

        The Company has undertaken two consolidation projects within the Interconnect Technologies segment in efforts to reduce costs and streamline operations. Descriptions of these projects are set forth below:

  •
  In the second quarter of 2009, the Company began the consolidation of its Kent, WA facility into its Tukwila, WA facility and this consolidation was completed in the third quarter of 2009.

  •
  In the fourth quarter of 2009, the Company announced that it would consolidate its Vancouver, WA facility into its facilities in Long Beach, CA and Yichang, China and close its Vancouver facility. This consolidation is expected to be completed by June, 2010.

        The Company expects the total cost of these consolidation projects will be approximately $5.2 million, of which $3.7 million has been incurred through December 31, 2009, and $1.5 million is expected to be incurred in 2010. Amounts expected to be incurred in 2010 relate primarily to employee termination, lease termination and other costs associated with the relocation of employees and equipment. Cost savings related to these projects, which will be primarily in the form of reduced operating costs, are expected to be approximate $3.5 million per year, of which an estimated $2.5 million is expected to be realized in 2010.

        Total costs incurred in 2009 related to these consolidations were $3.7 million and reflected $0.6 million in employee and contract termination and other disposal costs, $2.1 million of fixed asset impairment charges and $1.0 million of inventory write-downs.

        With the acquisitions of Jerrik and Electronic Cable Specialists and successful test flight of the Boeing 787 and strengthening backlog of orders related to the 787 program, the long-term outlook for the markets served by this segment remain favorable. However, potential cancelations in new airplane manufacturing schedules and the impact of potential defense budget cuts could negatively impact future growth opportunities.

  2008 Compared to 2007

        Net sales of $197.9 million for the year ended December 31, 2008 were $81.1 million higher than net sales of $116.8 million in 2008. The increase was driven entirely by the acquisition of Carlyle, which contributed $84.5 million. Increases in RF/microwave sales, were offset by decreases in the test and measurement markets.

        Segment EBIT of $25.2 million for the year ended 2008 represented an increase of $8.4 million, or 50%, over the prior year. The increase in EBIT as a result of the Carlyle acquisition was partially offset by lower sales volume and absorption of overhead expenses. As a percent of sales, EBIT declined to 12.7% from 14.4% in 2007.

FoodService Products

  2009 Compared to 2008

        Net sales of $243.6 million for the year ended December 31, 2009 were $22.6 million lower than net sales of $266.2 million in 2008. Year-over-year net sales increased slightly in the healthcare market; however, these increases were more than offset by decreased sales of restaurant market foodservice and janitorial/sanitation products, which were affected by the decline in consumer spending for casual dining.

        EBIT of $24.7 million for the year ended 2009 represented an increase of $4.0 million, or 19%, over the prior year. As a percent of sales, EBIT margins increased to 10.1% from 7.8% in 2008. The improvement in margins was due to the combination of favorable raw material costs and efficiency gains from the Carlisle Operating System. EBIT in 2008 also included a $2.2 million restructuring charge related to plant consolidations.

        In 2008, the Company began the consolidation of its Georgia and Wisconsin janitorial/sanitation manufacturing facilities into one facility in Sparta, WI. Exit and disposal costs of $2.2 million incurred in 2008 included the write-down of certain property, plant and equipment of $1.5 million, inventory write-downs of $0.5 million and employee termination costs of $0.2 million. This consolidation was completed in the second quarter of 2009 with no material consolidation costs incurred during 2009.

        The foodservice products business is generally not subject to seasonal demand. Current economic conditions may continue to affect customer spending and negatively impact demand in this segment.

  2008 Compared to 2007

        Net sales of $266.2 million for the year ended December 31, 2008 were $82.8 million higher than net sales of $183.4 million in 2007. The increase was driven entirely by the acquisition of Dinex in 2008, which contributed $83.3 million. Increases in janitorial/sanitation products were offset by decreased sales of restaurant market foodservice products, which were affected by the decline in consumer spending for casual dining.

        EBIT of $20.7 million for the year ended 2008 compared to $20.6 million for the prior year. The increase in EBIT as a result of the acquisition was offset by gross margin declines in the foodservice business and restructuring costs of $2.2 million related to plant consolidations. As a percent of sales, EBIT declined to 7.8% from 11.2% in 2007.

Specialty Products

  2009 Compared to 2008

        Net sales of $121.4 million for this segment in 2009 decreased $124.1 million, or 51% from the prior year. Sales of specialty trailers decreased 64% from the prior year, primarily attributable to weak sales in all markets served reflecting lower customer spending as a result of the recession and lack of credit availability. Sales of refrigerated truck bodies increased 5.4%, reflecting strong demand in the mechanical truck body market.

        Segment EBIT decreased to a loss of $5.0 million for the year ended December 31, 2009, as compared to an EBIT gain of $33.5 million in the prior year. EBIT margin was negative 4.1% in 2009, as compared to a positive 13.6% in the prior year. EBIT in 2009 included $5.0 million in impairment and restructuring charges. Also contributing to the decline was the lower sales volume in the specialty trailer business.

        At its heavy-haul trailer business, in the second quarter of 2009, the Company announced plans to consolidate its Brookville, PA facility into the operations located in Mitchell, SD and West Fargo, ND. This consolidation was completed by the end of 2009. During 2009, the Company incurred $5.0 million in exit and disposal costs, consisting of $3.8 million in fixed asset impairment charges, $0.2 million in employee termination costs and $1.0 million in others costs associated with the relocation of employees and equipment

        The specialty trailer business is generally not subject to seasonal demand. Lack of credit availability could impact demand in all markets served by the Specialty Products segment.

        On February 2, 2010, the Company sold all of its interest in Johnson Truck Bodies, its refrigerated truck bodies business.

  2008 Compared to 2007

        Net sales of $245.5 million for this segment in 2008 increased $16.0 million, or 7% from the prior year. Sales of heavy-haul truck trailers increased 4% over the prior year on price increases, model mix, and increased volume of specialized trailers that was offset by a reduction in volume of construction and live-bottom trailers. Sales of refrigerated truck bodies increased 23%, due to the recovery from weak market demand in 2007.

        Segment EBIT increased to $33.5 million for the year ended December 31, 2008, an increase of $4.5 million compared to $29.0 million in the prior year. EBIT margin in 2008 of 13.6% increased from 12.6% in 2007. The increase in segment EBIT was driven by improved product mix and higher pricing, which was partially offset by higher raw material costs.

Corporate

        Corporate expenses are largely comprised of compensation, benefits and travel expense for the corporate office staff. Corporate expenses also include certain external audit fees and internal audit expenses as well as the certain costs associated with its strategy to expand in the Asia Pacific region.

        Corporate expenses for the year ended December 31, 2009, were $36.5 million, an increase from $31.0 million in 2008. The increase was primarily due to increased management restructuring costs of $3.2 million and additional selling and administrative expenses of $2.4 million in 2009 attributable to the strategy to expand the Company's presence in the Asia Pacific region.

        During the year ended December 31, 2008, Corporate expenses were $31.0 million, down from $41.7 million in 2007. On June 12, 2007, the Company announced the resignation of Richmond D. McKinnish as President and Chief Executive Officer and the appointment of David A. Roberts as Chairman, President and Chief Executive Officer, resulting in expenses related to this change in executive management of $6.6 million in 2007. In addition, $1.1 million of expenses related to a terminated acquisition initiative were included in 2007 results.

        As a percent of net sales, corporate expenses were 1.5%, 1.0%, and 1.5% in 2009, 2008 and 2007, respectively.

Liquidity and Capital Resources

Sources and Uses of Cash

In millions	2009	2008	2007
Net cash provided by operating activities	$447.2	$274.2	$259.3
Net cash used in investing activities	(119.5)	(354.2)	(134.1)
Net cash (used in) provided by financing activities	(274.2)	35.2	(182.4)
Effect of exchange rate changes on cash	0.1	(0.9)	1.6

Change in cash and cash equivalents	$53.6	$(45.7)	$(55.6)

  2009 Compared to 2008

        Net cash provided by operating activities was $447.2 million in the twelve months ended December 31, 2009, compared to net cash provided by operating activities of $274.2 million in the year ended December 31, 2008. Cash provided by working capital and other assets and liabilities was $195.1 million in 2009, and included contributions to the pension fund of $53.0 million. Cash provided by working capital and other assets and liabilities was $25.7 million in 2008. 2009 cash flow provided from operations includes $54.5 million of proceeds relating to the insurance settlement from the fire at the tire and wheel facility in Bowdon, GA.

        Cash used in investing activities was $119.5 million in 2009 compared to $354.2 million in 2008. Cash used for acquisitions of $80.8 million in 2009 included the acquisitions of Jerrik, Electronic Cable Specialists and Japan Power Brake. Cash used for acquisitions of $290.7 million in 2008 included the acquisitions of Carlyle and Dinex. Capital expenditures of $48.2 million in 2009 compared with $68.0 million in 2008. The Engineered Transportation Solutions segments represented 63% of total capital expenditures in 2009.

        Cash used by financing activities was $274.2 million in 2009 compared to cash provided of $35.2 million in 2008. Cash used by financing activities in 2009 included the reduction of $235.4 of outstanding debt and dividend payments of $38.6 million. Cash provided by financing activities in 2008 included borrowings under the revolving credit facility and securitization facility to fund acquisitions and capital expenditures, and to redeem the Company's 6.7% $100.0 million senior notes.

  2008 Compared to 2007

        Net cash provided by operating activities was $274.2 million in the twelve months ended December 31, 2008, compared to net cash provided by operating activities of $259.3 million in the year ended December 31, 2007. Cash provided by working capital and other assets and liabilities was $25.7 million in 2008, which compared to cash used of $2.0 million in 2007.

        Cash used in investing activities was $354.2 million in 2008 compared to $134.1 million in 2007. Cash used for acquisitions of $290.7 million in 2008 included the acquisitions of Carlyle and Dinex. Cash used in investing activities in 2007 included $189.7 million used for the purchase of Insulfoam and the acquisitions of manufacturing operations in China for the Engineered Transportation Solutions and Interconnect Technologies segments. Capital expenditures of $68.0 million in 2008 compared with $82.5 million in 2007. 2007 capital expenditures reflected the construction of a new plant in the Engineered Transportation Solutions segment. The Construction Materials and Engineered Transportation Solutions segments each represented 39% of total capital expenditures in 2008. In 2007, cash from the sale of investments, property and equipment included $114.8 million from the sale of Icopal and $15.7 million received for notes and accrued interest owed to the Company by Icopal.

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

Debt Instruments, Guarantees and Covenants

        The following table quantifies certain contractual cash obligations and commercial commitments at December 31, 2009:

In millions	Total	2010	2011	2012	2013	2014	Thereafter
Short-term credit lines and long-term debt	$156.8	$—	$—	$—	$—	$—	$156.8
Interest on long-term debt(1)	61.7	9.3	9.3	9.3	9.3	9.3	15.2
Noncancelable operating leases	94.2	19.9	15.9	11.9	8.2	5.6	32.7

Total commitments	$312.7	$29.2	$25.2	$21.2	$17.5	$14.9	$204.7

(1)
Future expected interest payments are calculated based on the stated rate for fixed rate debt and the effective interest rate at December 31, 2009 for variable rate debt.

        The above table does not include $125.1 million of other long-term liabilities. Other long-term liabilities consist primarily of pension, post-retirement medical benefits, deferred income tax and warranty obligations. Due to factors such as return on plan assets, disbursements, contributions, and timing of warranty claims, it is not reasonably possible to estimate when these will become due.

        Although the Company has entered into long-term purchase agreements for certain key raw materials, there were no take-or-pay contracts exceeding one year in place at December 31, 2009.

        At December 31, 2009 the Company had $466.0 million available under its $500.0 million revolving credit facility. The $466 million available represents the total available borrowings of $500 million less $34 million of letters of credits that are outstanding at December 31, 2009 under the facility. The letters of credit outstanding are primarily utilized to provide security under insurance arrangements and certain borrowings.

        The revolving credit facility provides for grid-based interest pricing based on the credit rating of the Company's senior unsecured bank or other unsecured senior debt and the Company's utilization of the facility. The Company's senior unsecured debt is rated BBB by Standard & Poor's and Baa2 by Moody's. The Company was recently removed from Credit Watch with one of the credit rating agencies. The facility requires the Company to meet various restrictive covenants and limitations including certain net worth, cash flow ratios and limits on outstanding debt balances held by certain subsidiaries. In the event of a substantial goodwill impairment charge, the Company's EBIT would be reduced and could cause a default in the covenants covered by the Company's debt and credit facility agreements.

        The Company also maintains a $55.0 million uncommitted line of credit in the U.S. of which the entire $55.0 million was available as of December 31, 2009.

        During the second quarter of 2009, the Company terminated its existing $150.0 million accounts receivable securitization facility. The facility was terminated as a result of the Company's strong operating cash flows and its available credit facilities and lines of credit that should provide adequate liquidity and capital resources to fund ongoing operations, expand existing lines of business and make strategic acquisitions.

        At December 31, 2009, the fair value of the Company's $150 million, 6.125% senior notes due 2016, was approximately $163.5 million. The fair value of the Company's senior notes is based on current year yield rates plus the Company's estimated credit spread available for financings with similar terms and maturities. See Note 7 to the Consolidated Financial Statements in Item 8 for additional information.

        The Company has financial guarantee lines in place for certain of its operations in U.S. and Europe to facilitate working capital needs, customer performance and payment, and warranty obligations. At December 31, 2009, the Company had issued guarantees of $0.9 million, of which an immaterial amount is recorded in current liabilities or Other long-term liabilities.

        Under the Company's various debt and credit facilities, the Company is required to meet various restrictive covenants and limitations, including certain net worth, cash flow ratios and limits on outstanding debt balances held by certain subsidiaries. The Company was in compliance with all covenants and limitations in 2009 and 2008.

Cash Management

        Capital expenditures in 2010 are expected to be $75-90 million, including business sustaining projects, cost reduction efforts and continuing manufacturing expansions, as well as $35 million related to the purchase of the Jackson, TN facility in 2009 to replace the Bowdon, GA plant destroyed by fire in 2008. There are no minimum contributions required for the company's pension plan in 2010. Cash contributions to the Company's defined benefit pension plans were $53.0 million in 2009 and are expected to approximate $4.0 million in 2010.

        The Company intends to pay dividends to its shareholders and has increased its dividend rate annually for the past 33 years.

        The Company announced the reactivation of its share repurchase program in August 2004. In August 2007, the Board of Directors authorized the repurchase of an additional 2,500,000 shares of the Company's common stock. In February 2008, the Board of Directors authorized the repurchase of an additional 1,400,000 shares of the Company's common stock. In 2009, the Company repurchased 38,668 shares at a total cost of $1.3 million in conjunction with certain stock option exercises. In 2008, the Company repurchased 122,258 shares on the open market at a cost of approximately $4.8 million. In 2007, the Company repurchased 1,495,133 shares on the open market at a total cost of approximately $60.0 million. At this time, the Company has authority to repurchase an additional 2,985,831 shares. Additional shares may be repurchased at management's direction. The decision to repurchase shares will depend on price, availability and other corporate developments. Purchases may occur from time-to-time and no maximum purchase price has been set.

        The Company believes that its operating cash flows, credit facilities, lines of credit, and leasing programs provide adequate liquidity and capital resources to fund ongoing operations, expand existing lines of business and make strategic acquisitions. However, the ability to maintain existing credit facilities and access the capital markets can be impacted by economic conditions outside the Company's control, specifically credit market tightness or sustained market downturns. The Company's cost to borrow and capital market access can be impacted by debt ratings assigned by independent rating agencies, based on certain credit measures such as interest coverage, funds from operations and various leverage ratios.

Environmental

        Management recognizes the importance of the Company's responsibility with regard to environmental compliance. Programs are in place to monitor and test facilities and surrounding property and, where practical, to recycle materials. The Company has not incurred material charges relating to environmental matters in 2009 or in prior years, and none are currently anticipated.

Discontinued Operations and Assets Held for Sale

        In the fourth quarter of 2009, the Company ended the sale process for the power transmission belt business and combined its operations with the tire and wheel business reported in the Engineered Transportation Solutions segment. The Company had announced plans to dispose of the power transmission belt business on April 16, 2008. Beginning in the second quarter of 2008 and through the third quarter of 2009, the belt business had been classified as a "discontinued operation". As a result of its decision to retain the belt business, the results of its operations have been included in continuing operations for the year ended December 31, 2009, and prior year information has been revised to reflect this change.

        In the second quarter of 2008, as part of its commitment to concentrate on its core businesses, the Company announced its decision to pursue disposition of its on-highway friction and brake shoe business. During the first quarter of 2009, the Company made the decision to exit, rather than sell, the on-highway friction and brake shoe business and dispose of the assets as part of a planned dissolution.

        In the second quarter of 2007, the Company announced plans to exit the custom thermoset products molding operation ("thermoset molding operation"). The disposition of the thermoset molding operation was completed in 2008.

        The assets of these operations have met the criteria for, and have been classified as "held for sale". In addition, results of operations for these businesses, and any gains or losses recognized from their sale, are reported as "discontinued operations".

        Total assets held for sale at December 31 are as follows:

In millions	December 31, 2009	December 31, 2008
Assets held for sale:
On-highway friction and brake shoe business	$0.3	$34.4
Thermoset molding operation	1.6	1.7

Total assets held for sale	$1.9	$36.1

        At December 31, 2009, the remaining assets of the on-highway friction and brake shoe business and those of the thermoset molding operation consisted of the land and building formerly occupied by the operation.

        The major classes of assets and liabilities held for sale included in the Company's Consolidated Balance Sheets were as follows:

In millions	December 31, 2009	December 31, 2008
Assets held for sale:
Receivables	$—	$11.8
Inventories	—	18.3
Prepaid expenses and other current assets	—	0.7

Total current assets held for sale	—	30.8
Property, plant and equipment, net	1.9	4.3
Other long term assets	—	1.0

Total non-current assets held for sale	1.9	5.3

Total assets held for sale	$1.9	$36.1

Liabilities associated with assets held for sale:
Accounts payable	$—	$3.5
Accrued expenses	—	17.0

Total liabilities associated with assets held for sale	$—	$20.5

        Net sales and (loss) income before income taxes from discontinued operations were as follows:

In millions	2009	2008	2007
Net sales:
On-highway friction and brake shoe business	$20.0	$62.0	$64.2
Systems and equipment	—	—	0.9
Thermoset molding operation	—	5.4	10.8
Giftware business of foodservice products	—	—	0.9

Net sales from discontinued operations	$20.0	$67.4	$76.8

Income (loss) from discontinued operations:
On-highway friction and brake shoe business	$(12.5)	$(65.8)	$(13.9)
Automotive components	(0.4)	(2.5)	(1.4)
Systems and equipment	0.6	0.4	6.9
Thermoset molding operation	(0.1)	(1.8)	(1.6)
Giftware business of foodservice products	—	—	(0.4)

Income (loss) before income taxes from discontinued operations	$(12.4)	$(69.7)	$(10.4)

        Results for the year ended December 31, 2009 included $6.8 million of pretax expenses related to the disposition of the on-highway friction and brake shoe business, including an inventory write-down of $3.4 million, property, plant and equipment impairment costs of $0.8 million, severance costs of $1.8 million and $0.8 million of contract termination costs.

        Results for the year ended December 31, 2008 included $55.6 million in pre-tax impairment charges in connection with the on-highway friction and brake shoe businesses. At March 31, 2008, in accordance with Generally Accepted Accounting Principles, the Company recorded assets held for sale at the lower of the carrying amount and fair value. Inventory with a carrying amount of $26.1 million was written down to its fair value of $15.2 million, resulting in an impairment charge of $10.9 million. Long-lived assets held and used with a carrying amount of $18.7 million were written down to their fair value of $2.2 million, resulting in an impairment charge of $16.5 million. Goodwill with a carrying amount of $27.0 million was written down to its fair value of $0, resulting in an impairment charge of $27.0 million. Patents and other intangible assets with a carrying amount of approximately $1.2 million were written down to their fair value of $0, resulting in an impairment charge of $1.2 million. The following table summarizes the impairment charge recognized in the first quarter of 2008:

(In millions)	Pre-Tax Impairment Charges
Inventory	$10.9
Property, plant and equipment, net	16.5
Goodwill	27.0
Patents and other intangible assets, net	1.2

Total pre-tax impairment charges	$55.6

        Results for the year ended December 31, 2008 also include the accrual of certain workers' compensation claims that remain the Company's liability following the disposition of several businesses over the past few years. A pre-tax gain of $5.8 million was recognized in 2007 related to the Company's sale of the systems and equipment businesses in 2006.

Market Risk

        The Company is exposed to risks in currency exchange rates for transactions denominated in foreign currencies. Revenues for sales of products manufactured in China for the North American market are generated predominately in U.S. Dollars. Many of the obligations incurred by these operations are settled in Chinese Renminbi or Hong Kong Dollars. Should the U.S. Dollar weaken significantly against the Renminbi or Hong Kong Dollar, the Company's results of operations could be adversely affected. The Company continues to monitor developments in China that may affect its strategy and will hedge its currency risk exposure when deemed effective and prudent. While the Company is exposed to the exchange rates of other currencies including the Canadian Dollar, British Pound, Mexican Peso and Euro, their risk is considered minimal. Approximately 12% of the Company's revenues from continuing operations for the year ended December 31, 2009 are in currencies other than the U.S. Dollar.

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

        There were no treasury locks or interest rate swaps in place as of December 31, 2009.

        The Company's operations use certain commodities such as chemicals, resins, carbon black, synthetic and natural rubber and steel. As such, the Company's cost of operations is subject to fluctuations as the markets for these commodities change. The Company monitors these risks, but currently has no derivative contracts in place to hedge these risks.

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

        Allowance for Doubtful Accounts.    The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by the review of their credit information. Allowances for doubtful accounts are estimated based on the evaluation of potential losses related to customer receivable balances. Estimates are developed by using standard quantitative measures based on historical losses, adjusting for current economic conditions and, in some cases, evaluating specific customer accounts for risk of loss. The allowance for doubtful accounts was $7.9 million at December 31, 2009 and $11.3 million at December 31, 2008. Changes in economic conditions in specific markets in which the Company operates could have an effect on reserve balances required.

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

        Deferred Revenue and Extended Product Warranty.    The Company offers extended warranty contracts on sales of certain products; the most significant being those offered on its installed roofing systems within the Construction Materials segment. The lives of these warranties range from five to thirty years. All revenue from the sale of these contracts is deferred and amortized on a straight-line basis over the life of the contracts. Current costs of services performed under these contracts are expensed as incurred. The Company also records an additional loss and a corresponding reserve if the total expected costs of providing services under the contract exceed unearned revenues equal to such excess. The Company estimates total expected warranty costs using quantitative measures based on historical claims experience and management judgment.

        Goodwill and Other Intangible Assets.    Other intangible assets are recorded at cost. Intangible assets that are subject to amortization are amortized on a straight-line basis over their useful lives. Goodwill and intangible assets with indefinite useful lives are not subject to amortization, but are tested at least annually for impairment. The Company principally uses discounted cash flow models in evaluating goodwill, but may use other measures when appropriate. Costs allocated to patents and other intangible assets of acquired companies are based on estimated fair value at the date of acquisition.

        The Company did not recognize goodwill impairment in 2009; however, deterioration of the market-related factors used in the evaluation could potentially result in a future material goodwill impairment loss. Any combination of changes to significant assumptions used in the analysis resulting in a 5% reduction in fair value as of the Company's measurement date would still not have resulted in an impairment charge.

        Valuation of Long-Lived Assets.    Long-lived assets are reviewed for impairment annually, or earlier, if indicators of potential impairment exist. The fair value of the assets, is determined based on discounted estimated future cash flows. The assumptions used to estimate fair value include management's best estimates of future growth rates, capital expenditures, discount rates, and market conditions. If the estimated fair value of a business unit is determined to be less than its book value, the Company is required to estimate the fair value of all identifiable assets and liabilities of that business unit. This requires valuation of certain internally developed and unrecognized assets. Once this process is complete, the amount of impairment, if any, can be determined. These valuations can be significantly affected by estimates of future performance and discount rates over a relatively long period of time, market price valuation multiples and marketplace transactions in related markets. These estimates will likely change over time. Some of our businesses operate in cyclical industries and the valuation of these businesses can be expected to fluctuate as a result of their cyclicality. Any resulting impairment loss could have an adverse impact on our financial condition and results of operations.

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

        Pensions and Other Post-Retirement Plans.    The Company maintains defined benefit retirement plans for certain employees. The annual net periodic expense and benefit obligations related to these plans are determined on an actuarial basis. This determination requires assumptions to be made concerning general economic conditions (particularly interest rates), expected return on plan assets, increases to compensation levels, and health care cost trends. These assumptions are reviewed periodically by management in consultation with its independent actuary and investment manager. Changes in the assumptions to reflect actual experience can result in a change in the net periodic expense and accrued benefit obligations. The defined benefit pension plans' assets consist primarily of fixed-income mutual funds, which are considered Level 1 assets under the fair value hierarchy as their fair value is derived from market-observable data. The Company uses the market related valuation method to determine the value of plan assets, which recognizes the change of the fair value of the plan assets over five years. If actual experience differs from these long-term assumptions, the difference is recorded as an unrecognized actuarial gain (loss) and then amortized into earnings over a period of time based on the average future service period, which may cause the expense related to providing these benefits to increase or decrease. The expected rate of return on plan assets was 7.0% for the 2009 valuation. While the Company believes 7.0% is a reasonable expectation based on the plan assets' mix of fixed income and equity investments, significant differences in actual experience or significant changes in the assumptions used may materially affect the pension obligations and future expense. The effects of a 0.25% increase or decrease in the expected rate of return would change the Company's estimated 2010 pension expense by approximately $0.3 million. The assumed discount rate was 5.68% for the 2009 valuation. The effects of a 0.25% increase or decrease in the assumed discount rate would change the Company's projected benefit obligation at December 31, 2009 by approximately $4.0 million. The Company used an assumed rate of compensation increase of 4.29% for the 2009 valuation. This rate is not expected to change in the foreseeable future and is slightly higher than the Company's actual rate of compensation increase over the past few years.

        The Company also has a limited number of unfunded post-retirement benefit programs that provide certain retirees with medical and prescription drug coverage. The annual net periodic expense and benefit obligations of these programs are also determined on an actuarial basis and are subject to assumptions on the discount rate and increases in compensation levels. The Company adopted a December 31 measurement date in 2008. In prior years a September 30 measurement date was used. The discount rate used for the 2009 valuation was 5.62%. The effects of a 1% increase or decrease in either the discount rate or the assumed health care cost trend rates would not be material. Like the defined benefit retirement plans, these plans' assumptions are reviewed periodically by management in consultation with its independent actuary. Changes in the assumptions can result in a change in the net periodic expense and accrued benefit obligations.

New Accounting Standards Not Yet Effective

        Accounting Standards issued but not effective until after December 31, 2009 are not expected to have a significant effect on the Company's consolidated financial statements.

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

Item 8.    Financial Statements and Supplementary Data.

Carlisle Companies Incorporated

Consolidated Statements of Earnings and Comprehensive Income

	For the Years ended December 31,
(In millions, except share and per share amounts)	2009	2008(1)(2)	2007(1)(2)
Net sales	$2,379.5	$3,110.1	$2,812.1
Cost and expenses:
Cost of goods sold	1,875.6	2,516.8	2,224.3
Selling and administrative expenses	289.0	316.3	276.1
Research and development expenses	16.6	16.2	15.8
Goodwill impairment charges	—	55.5	—
Gain related to fire settlement	(27.0)	—	—
Other expense (income), net	18.4	18.7	(46.5)

Earnings before interest and income taxes	206.9	186.6	342.4
Interest expense, net	9.0	27.7	9.2

Earnings before income taxes from continuing operations	197.9	158.9	333.2
Income tax expense	46.1	45.3	112.2

Income from continuing operations	151.8	113.6	221.0
Discontinued operations
Loss from discontinued operations	(12.4)	(69.7)	(10.4)
Income tax benefit	(5.2)	(11.9)	(5.0)

Loss from discontinued operations	(7.2)	(57.8)	(5.4)

Net income	$144.6	$55.8	$215.6

Basic earnings (loss) per share attributable to common shares
Income from continuing operations	$2.48	$1.86	$3.56
Loss from discontinued operations	(0.12)	(0.95)	(0.08)

Basic Earnings per share	$2.36	$0.91	$3.48

Diluted earnings (loss) per share attributable to common shares
Income from continuing operations	$2.45	$1.85	$3.53
Loss from discontinued operations	(0.11)	(0.94)	(0.09)

Diluted earnings per share	$2.34	$0.91	$3.44

Comprehensive Income
Net income	$144.6	$55.8	$215.6
Other comprehensive income (loss)
Foreign currency translation, net of tax	7.8	(13.9)	(4.3)
Accrued post-retirement benefit liability, net of tax	(2.6)	(37.9)	7.7
Loss (gain) on hedging activities, net of tax	(0.4)	2.3	(2.3)

Other comprehensive income (loss)	4.8	(49.5)	1.1

Comprehensive income	$149.4	$6.3	$216.7

(1)
Certain revisions have been made regarding the computation of earnings per share to conform to the 2009 presentation using the two-class method of computing earnings per share. See Note 15.

(2)
2008 and 2007 amounts have been revised to reflect the reclassification of the power transmission component from discontinued operations to continuing operations and to reflect the presentation of earnings before interest and income taxes ("EBIT").

See accompanying notes to these Consolidated Financial Statements

Carlisle Companies Incorporated

Consolidated Balance Sheets

(In millions, except share and per share amounts)

	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$96.3	$42.7
Receivables, less allowance of $7.9 in 2009 and $11.3 in 2008	292.5	331.2
Inventories	345.8	468.5
Deferred income taxes	37.8	35.2
Prepaid expenses and other current assets	27.4	59.7
Current assets held for sale	—	30.8

Total current assets	799.8	968.1

Property, plant and equipment, net of accumulated depreciation of $522.4 in 2009 and $495.4 in 2008	482.6	513.3

Other assets:
Goodwill, net	462.2	435.8
Other intangible assets, net	162.9	146.3
Investments and advances to affiliates	0.3	4.6
Other long-term assets	4.4	2.5
Non-current assets held for sale	1.9	5.3

Total other assets	631.7	594.5

TOTAL ASSETS	$1,914.1	$2,075.9

Liabilities and Shareholders' Equity
Current liabilities:
Short-term debt, including current maturities	$—	$127.0
Accounts payable	135.7	128.7
Accrued expenses	148.1	151.6
Deferred revenue	17.3	14.7
Current liabilities associated with assets held for sale	—	20.5

Total current liabilities	301.1	442.5

Long-term liabilities:
Long-term debt	156.1	273.3
Deferred revenue	113.2	106.2
Other long-term liabilities	125.1	159.8

Total long-term liabilities	394.4	539.3

Shareholders' equity:
Preferred stock, $1 par value per share. Authorized and unissued 5,000,000 shares	—	—
Common stock, $1 par value per share. Authorized 100,000,000 shares; 78,661,248 shares issued; 60,645,653 outstanding in 2009 and 60,532,539 outstanding in 2008	78.7	78.7
Additional paid-in capital	73.9	62.1
Cost of shares of treasury—17,390,025 shares in 2009 and 17,654,759 shares in 2008	(223.6)	(225.5)
Accumulated other comprehensive loss	(34.7)	(39.5)
Retained earnings	1,324.3	1,218.3

Total shareholders' equity	1,218.6	1,094.1

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,914.1	$2,075.9

See accompanying notes to these Consolidated Financial Statements

Carlisle Companies Incorporated

Consolidated Statements of Cash Flows

For the Years ended December 31,

(In millions)

	2009	2008	2007
Operating activities
Net income	$144.6	$55.8	215.6
Reconciliation of net income to cash flows from operating activities:
Depreciation	56.6	59.4	61.3
Amortization	10.9	9.6	4.6
Non-cash compensation	13.9	12.0	13.6
Earnings in equity investments	(0.2)	(0.5)	(2.5)
(Gain) loss on investments, property and equipment, net	(1.7)	0.2	(52.2)
Loss on writedown of assets	20.9	131.8	7.8
Loss on uncollectible note receivable	—	4.9	—
Tax benefits from stock-based compensation	(0.1)	(0.1)	(5.4)
Deferred taxes	8.3	(22.4)	18.8
Foreign exchange loss (gain)	0.2	(2.2)	(0.1)
Changes in assets and liabilities, excluding effects of acquisitions and divestitures:
Current and long-term receivables	85.6	49.8	3.7
Inventories	157.3	8.3	(8.6)
Accounts payable and accrued expenses	(22.1)	(28.9)	2.2
Income taxes	15.1	(16.8)	19.6
Long-term liabilities	(40.8)	13.3	(18.9)
Other operating activities	(1.3)	—	(0.2)

Net cash provided by operating activities	447.2	274.2	259.3

Investing activities
Capital expenditures	(48.2)	(68.0)	(82.5)
Acquisitions, net of cash	(80.8)	(290.7)	(189.7)
Proceeds from sale of property and equipment	9.2	4.1	138.0
Other investing activities	0.3	0.4	0.1

Net cash used in investing activities	(119.5)	(354.2)	(134.1)

Financing activities
Net change in short-term borrowings and revolving credit lines	(235.4)	178.4	(105.6)
Reductions of long-term debt	—	(100.0)	—
Dividends	(38.6)	(36.6)	(34.7)
Treasury share repurchases	(1.3)	(4.8)	(60.0)
Treasury shares and stock options, net	1.0	(1.9)	12.5
Tax benefits from stock-based compensation	0.1	0.1	5.4

Net cash (used in) provided by financing activities	(274.2)	35.2	(182.4)

Effect of exchange rate changes on cash	0.1	(0.9)	1.6

Change in cash and cash equivalents	53.6	(45.7)	(55.6)
Cash and cash equivalents
Beginning of period	42.7	88.4	144.0

End of period	$96.3	$42.7	$88.4

See accompanying notes to these Consolidated Financial Statements

Carlisle Companies Incorporated
Consolidated Statement of Shareholders' Equity
(In millions, except share and per share amounts)

	Comprehensive Income	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Cost of Shares in Treasury	Total Shareholders' Equity
Balance at December 31, 2006		78.7	27.1	8.4	1,020.8	(167.6)	967.4
Net income	$215.6	—	—	—	215.6	—	215.6
Other comprehensive income, net of tax	1.1	—	—	1.1	—	—	1.1

Comprehensive income	$216.7
measurement date provisions of ASC 715		—	—	—	(2.1)	—	(2.1)
Cash dividends—$0.56 per share		—	—	—	(34.7)	—	(34.7)
Stock based compensation other(1)		—	25.7	—	—	5.9	31.6
Purchase of 1,495,133 treasury shares		—	—	—	—	(60.0)	(60.0)

Balance at December 31, 2007		78.7	52.8	9.5	1,199.6	(221.7)	1,118.9
Net income	$55.8	—	—	—	55.8	—	55.8
Other comprehensive income, net of tax	(49.5)	—	—	(49.5)	—	—	(49.5)

Comprehensive income	$6.3
Adjustment for initially applying the measurement date provisions of ASC 715		—	—	0.5	(0.5)	—	—
Cash dividends—$0.60 per share		—	—	—	(36.6)	—	(36.6)
Stock based compensation other(1)		—	9.3	—	—	1.0	10.3
Purchase of 122,258 treasury shares		—	—	—	—	(4.8)	(4.8)

Balance at December 31, 2008		78.7	62.1	(39.5)	1,218.3	(225.5)	1,094.1
Net income	$144.6				144.6		144.6
Other comprehensive income, net of tax	4.8	—	—	4.8	—	—	4.8

Comprehensive income	$149.4
Cash dividends—$0.63 per share		—	—	—	(38.6)	—	(38.6)
Stock based compensation other(1)			11.8	—	—	3.2	15.0
Purchase of 38,668 treasury shares		—	—	—	—	(1.3)	(1.3)

Balance at December 31, 2009		$78.7	$73.9	$(34.7)	$1,324.3	$(223.6)	$1,218.6

(1)
Stock based compensation includes stock option activity, net of tax, and restricted share activity

See accompanying notes to these Consolidated Financial Statements

Notes to Consolidated Financial Statements

Note 1—Summary of Accounting Policies

Nature of Business

        Carlisle Companies Incorporated, its wholly-owned subsidiaries and their divisions or subsidiaries, referred to herein as the "Company" or "Carlisle," manufacture and distribute a wide variety of products across a broad range of industries, including, among others, roofing, construction, trucking, foodservice, industrial equipment, outdoor power equipment and aircraft manufacturing. The Company markets its products as a component supplier to original equipment manufacturers, distributors, as well as directly to end-users.

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

Shipping and Handling Costs

        Costs incurred to physically transfer product to customer locations are recorded as a component of cost of goods sold. Charges passed on to customers are recorded into revenue.

Allowance for Doubtful Accounts

        The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by the review of their credit information. Allowances for doubtful accounts are estimated based on the evaluation of potential losses related to customer receivable balances. Estimates are developed by using standard quantitative measures based on historical losses, adjusting for current economic conditions and, in some cases, evaluating specific customer accounts for risk of loss. The allowance for doubtful accounts was $7.9 million

Notes to Consolidated Financial Statements (Continued)

Note 1—Summary of Accounting Policies (Continued)

at December 31, 2009 and $11.3 million at December 31, 2008. Changes in economic conditions in specific markets in which the Company operates could have an effect on reserve balances required.

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

Goodwill and Other Intangible Assets

        Other intangible assets are recorded at cost. Intangible assets that are subject to amortization are amortized on a straight-line basis over their useful lives. Goodwill and intangible assets with indefinite useful lives are not subject to amortization, but are tested at least annually for impairment. The Company

Notes to Consolidated Financial Statements (Continued)

Note 1—Summary of Accounting Policies (Continued)

principally uses discounted cash flow models in evaluating goodwill, but may use other measures when appropriate. Costs allocated to patents and other intangible assets of acquired companies are based on estimated fair value at the date of acquisition. See Note 6 and Note 9.

Pension and Other Post Retirement Benefits

        The Company maintains defined benefit pension plans for certain employees. Additionally, the Company has a limited number of post-retirement benefit programs that provide certain retirees with medical and prescription drug coverage. The annual net periodic expense and benefit obligations related to these plans are determined on an actuarial basis. This determination requires assumptions to be made concerning general economic conditions (particularly interest rates), expected return on plan assets, increases to compensation levels, and health care cost trends. These assumptions are reviewed periodically by management in consultation with its independent actuary. Changes in the assumptions to reflect actual experience can result in a change in the net periodic expense and accrued benefit obligations. The defined benefit pension plans' assets consist primarily of fixed-income mutual funds that are considered Level 1 assets under the fair value hierarchy, as their fair value is derived from market-observable data. The Company adopted a December 31 measurement date for valuation purposes in 2008. See Note 13 for additional information regarding these plans and the associated plan assets.

Derivative Financial Instruments

        The Company records derivative financial instruments at fair value on the balance sheet, with changes in fair value recorded currently in earnings unless the Company elects to account for the derivative as a hedge. If the Company elects to designate a derivative as a fair value hedge and it is highly effective, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If a fair value hedge is terminated before maturity, the adjusted carrying amount of the hedged asset or liability remains as a component of the carrying amount of that asset or liability until it is disposed. If the hedged item is an interest-bearing financial instrument, the adjusted carrying amount is amortized into earnings over the remaining life of the instrument. If the Company elects to designate the derivative as a cash flow hedge and it is highly effective, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized currently in earnings.

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

        The Company's international operations are exposed to translation risk when the local currency financial statements are translated into U.S. Dollars. Carlisle monitors this risk, but at December 31, 2009, had not entered into any derivative financial instruments to hedge net investment risk.

        Foreign currency exchange rate risk is considered minimal. At December 31, 2009 the Company had no foreign currency hedges in place. Approximately 12% of the Company's revenues from continuing operations for the year ended December 31, 2009 are in currencies other than the U.S. Dollar.

Notes to Consolidated Financial Statements (Continued)

Note 1—Summary of Accounting Policies (Continued)

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

Stock-Based Compensation

        The Company accounts for stock-based compensation under the fair-value method. Accordingly, equity classified stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period, which generally matches the stated vesting period of the award. The Company recognizes expense for awards that have graded-vesting features under the graded-vesting method, which considers each separately vesting tranche as though they were, in substance, multiple awards.

Foreign Currency Translation

        The functional currency of the Company's subsidiaries outside the United States is the currency of the primary economic environment in which the subsidiary operates. Assets and liabilities of these operations are translated at the exchange rate in effect at each balance sheet date. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included as a component of shareholders' equity in Accumulated other comprehensive income. Gains and losses from foreign currency transactions and from the remeasurement of monetary assets and liabilities and associated income statement activity of foreign subsidiaries where the functional currency is the U.S. Dollar and the books are maintained in the local currency are included in Other expense (income), net.

Reclassifications and Revisions

        Certain reclassifications and revisions have been made to prior period's information to conform to the current year's presentation as follows:

  •
  Basic and diluted earnings per share for the year ended December 31, 2008 and 2007 have been retrospectively adjusted to reflect the computation of earnings per share using the two-class method, see Note 15 for additional information.

  •
  The Consolidated Statements of Earnings and Comprehensive Income for the year ended December 31, 2008 and 2007 have been revised to reflect the presentation of Earnings before interest and income taxes ("EBIT").

  •
  The Consolidated Statements of Earnings and Comprehensive Income for the year ended December 31, 2008 and 2007 and the quarterly financial data for 2009 and 2008, included in Note 22, have been retrospectively adjusted to reflect the reclassification of the power transmission product line from discontinued operations to continuing operations. The 2008 Consolidated Balance Sheet has been retrospectively adjusted to reflect the reclassification of the assets and associated liabilities of the power transmission product line from held for sale to held and used. See Note 19 for additional information regarding discontinued operations and assets held for sale.

Notes to Consolidated Financial Statements (Continued)

Note 1—Summary of Accounting Policies (Continued)

  •
  The segment disclosures for 2008 and 2007 in Note 6 and Note 21 have been revised to reflect the formation of the Engineered Transportation Solutions segment that combined the previous tire and wheel, industrial brake and friction and the power transmission product lines, the classification of the power transmission product line as a continuing operation and its associated assets as held and used, and the use of EBIT as the measure of segment profitability.

New Accounting Standards Adopted

        In December 2007, the Financial Accounting Standards Board ("FASB") issued accounting guidance which has significantly changed the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. The guidance related to reporting of business combination transactions and noncontrolling (minority) interests is required to be adopted simultaneously and is effective for the first annual reporting period beginning on or after December 15, 2008. The Company has adopted the provisions of this accounting guidance prospectively, as required, beginning January 1, 2009. The adoption did not have a material impact on the Company's consolidated financial statements. See Note 9 for additional information.

        In January 2008, the Company adopted accounting guidance related to fair value measurements for financial assets and liabilities. The guidance defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This guidance applies only for fair value measurements that are already required or permitted by other accounting guidance (except for measurements of share-based payments) and is intended to increase the consistency of those measurements. Accordingly, this guidance does not require any new fair value measurements. Adoption of this accounting guidance had no material effect on the Company's results of operations or financial position. In February 2008, additional guidance was issued, which deferred the effective date of the provisions related to certain types of nonfinancial assets and nonfinancial liabilities by one year to fiscal years beginning after November 15, 2008. The Company has adopted these provisions as they relate to the fair value measurement of non-financial assets and liabilities effective January 1, 2009. The adoption did not have a material impact on the Company's consolidated financial statements. See Note 20 for additional information.

        In March 2008, the FASB issued disclosure guidance which applies to all derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments and related hedged items. The disclosure guidance requires entities to provide greater transparency through additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity's financial position, results of operations, and cash flows. This disclosure guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. At December 31, 2009, the Company had no active derivative instruments, thus the adoption had no effect on the Company's consolidated financial statements.

        In April 2008, the FASB issued accounting guidance that amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. The effective date is for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Thus, the Company has adopted these standards on January 1, 2009 and applied the provisions prospectively to future business combinations.

Notes to Consolidated Financial Statements (Continued)

Note 1—Summary of Accounting Policies (Continued)

        In June 2008, the FASB issued accounting guidance which clarifies that unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities for purposes of applying the two-class method of computing earnings per share. The Company adopted the provisions of this accounting guidance effective January 1, 2009. The adoption did not have a material effect on the Company's consolidated financial statements. See Note 15 for more information regarding the Company's adoption of this accounting guidance.

        In November 2008, the Emerging Issues Task Force issued updated guidance, which clarifies the accounting for certain transactions involving equity method investments. This interpretation is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and interim periods within those years. Thus, the Company has adopted this interpretation on January 1, 2009. The adoption did not have a material impact on the Company's consolidated financial statements

        In December 2008, the FASB issued updated accounting guidance, which provides additional guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. The guidance is effective for financial statements issued for fiscal years ending after December 15, 2009. Thus, the Company has adopted this interpretation on December 31, 2009, which will result in increased disclosures in the financial statements related to defined benefit plan assets.

        In May 2009, the FASB issued guidance which requires an entity to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet. For nonrecognized subsequent events that must be disclosed to keep the financial statements from being misleading, an entity is required to disclose the nature of the event as well as an estimate of its financial effect, or a statement that such an estimate cannot be made. In addition, this guidance requires an entity to disclose the date through which subsequent events have been evaluated. The guidance is effective for interim or annual periods ending June 15, 2009. The Company has evaluated subsequent events through the date these financial statements were filed with the SEC. See Note 23 for additional information related to subsequent events.

        In June 2009, the FASB issued guidance related to the FASB Accounting Standards Codification ("ASC"). Effective for interim or annual financial periods ending after September 15, 2009, the ASC is the source of authoritative generally accepted accounting principles in the United States of America ("U.S. GAAP") and changes the referencing of accounting standards. The ASC is not intended to change or alter existing U.S. GAAP; however the way authoritative literature is referred to has changed effective in the third quarter of 2009. The Company has adopted the provisions of the ASC effective September 30, 2009.

New Accounting Standards Not Yet Effective

        Other new accounting standards issued but not effective until after December 31, 2009 are not expected to have a significant effect on the Company's consolidated financial statements.

Note 2—Fire Gain

        On November 16, 2008, a fire occurred at the tire and wheel plant in Bowdon, GA, and as a result the building and the majority of the machinery, equipment, records and other assets were destroyed. In order to service customers, partial operations were initiated at a facility in Heflin, AL, and some production was transferred to other tire and wheel plants or outsourced to third parties.

Notes to Consolidated Financial Statements (Continued)

Note 2—Fire Gain (Continued)

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

        From January 1, 2009 through June 30, 2009 cash proceeds of $54.5 million were received from the insurance carriers. Losses and cost incurred from November 16, 2008 through June 30, 2009 of $27.6 million included $8.9 million of inventory; $5.7 million of building, machinery, equipment and other assets; and $13.0 million of fire-related cost. The $26.9 million pretax gain from November 16, 2008 through June 30, 2009 was the difference between cash proceeds of $54.5 million and the losses of $27.6 million. On a quarterly basis, a loss of $0.1 million was recorded in the fourth quarter of 2008, a gain of $2.5 million was recorded in the first quarter of 2009, and a gain of $24.5 million was recorded in the second quarter of 2009.

        A minimal amount of fire-related scrap was sold in the third quarter of 2009. Since all insurance claims due to this fire were settled with the carriers, there was no insurance claims receivable as of December 31, 2009 and no additional insurance proceeds are anticipated.

Note 3—Receivables Facility

        Until the second quarter of 2009, the Company maintained an agreement (the "Receivables Facility") with a financial institution whereby it sold on a continuous basis an undivided interest in certain eligible trade accounts receivable. Pursuant to the Receivables Facility, the Company formed a wholly-owned, special purpose, bankruptcy-remote subsidiary ("SPV"). The financial position and results of operations of the SPV were consolidated with the Company. The SPV was formed for the sole purpose of buying and selling receivables generated by the Company. Under the Receivables Facility, the Company, irrevocably and without recourse, transfered all applicable trade accounts receivables to the SPV. The SPV, in turn, sold, subject to certain conditions, undivided interests in these receivables and was permitted to receive advances of up to $150.0 million from the conduit administered by an independent financial institution for the sale of such an undivided interest.

        In the second quarter of 2009, the Company terminated the Receivables Facility. The facility was terminated as a result of the Company's strong operating cash flows and its available credit facilities and lines of credit that should provide adequate liquidity and capital resources to fund ongoing operations, expand existing lines of business and make strategic acquisitions.

        All receivables serviced by the SPV at December 31, 2008, including the amounts outstanding, are included in Receivables in the Company's Consolidated Balance Sheets at their fair value. At December 31, 2008, the receivables serviced by the SPV totaled $214.0 million, including the $100.0 million

Notes to Consolidated Financial Statements (Continued)

Note 3—Receivables Facility (Continued)

outstanding. The related borrowings are reflected in Short-term debt, including current maturities. Refer to Note 7.

        The interest rate on amounts outstanding under the Receivables Facility was 2.32% at December 31, 2008. Securitization expenses for 2008 and 2007 of $0.9 million and $1.0 million, respectively, are included in Interest expense, net. For the first eight months of 2007, the Company's loss on the sales of receivables under the former securitization facility was reported in Other expense (income), net and amounted to $3.5 million.

Note 4—Inventories

        The Company is a diversified manufacturing entity comprised of multiple domestic and international companies that operate as distinct businesses manufacturing different products. The First-in, First-out ("FIFO") method was used to value inventories.

        The components of inventories at December 31 are as follows:

In millions	2009	2008
Finished goods	$205.9	$288.2
Work-in-process	29.3	34.9
Raw materials	120.5	152.9
Reserves and variances—net	(9.9)	10.8

	345.8	486.8
Inventories associated with assets held for sale	—	(18.3)

Inventories	$345.8	$468.5

Note 5—Property, Plant and Equipment

        The components of property, plant and equipment at December 31 are as follows:

In millions	2009	2008*
Land	$31.7	$29.3
Buildings and leasehold improvements	270.8	279.1
Machinery and equipment	681.3	673.5
Projects in progress	24.8	32.8

	1,008.6	1,014.7
Accumulated depreciation	(524.1)	(497.1)
Property, plant and equipment, net, associated with assets held for sale	(1.9)	(4.3)

Property, plant and equipment, net	$482.6	$513.3

*
2008 figures have been revised to reflect the reclassification of the power transmission product line from held for sale to held and used.

        During 2009 and 2008, the Company capitalized interest in the amount of $0.8 million and $1.5 million, respectively.

Notes to Consolidated Financial Statements (Continued)

Note 6—Goodwill and Other Intangible Assets

        The changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2008 are as follows:

In millions	Construction Materials	Engineered Trans. Solutions	Interconnect Technologies	Foodservice Products	Specialty Products	Disc. Ops.	Total
Balance at January 1, 2008*
Goodwill	$86.3	$171.0	38.8	$31.1	$31.6	$27.0	$385.8
Accumulated impairment losses	—	—	—	—	(20.4)	—	(20.4)

	86.3	171.0	38.8	31.1	11.2	27.0	365.4
Goodwill acquired during year	—	—	123.3	28.5	—	—	151.8
Impairment losses	—	(55.5)	—	—	—	(27.0)	(82.5)
Purchase accounting adjustments	2.4	—	0.1	—	—	—	2.5
Currency translation	(0.4)	(1.0)	—	—	—	—	(1.4)

Balance at December 31, 2008*
Goodwill	$88.3	$170.0	162.2	$59.6	$31.6	$27.0	$538.7
Accumulated impairment losses	—	(55.5)	—	—	(20.4)	(27.0)	(102.9)

	88.3	114.5	162.2	59.6	11.2	—	435.8
Goodwill acquired during year	—	—	27.2	—	—	—	27.2
Purchase accounting adjustments	—	—	(0.5)	0.8	—	—	0.3
Goodwill written off related to sale of Business Unit	(1.9)	—	—	—	—	—	(1.9)
Currency translation	0.3	0.5	—	—	—	—	0.8

Balance at December 31, 2009
Goodwill	86.7	170.5	188.9	60.4	31.6	27.0	565.1
Accumulated impairment losses	—	(55.5)	—	—	(20.4)	(27.0)	(102.9)

	$86.7	$115.0	$188.9	$60.4	$11.2	$—	$462.2

*
2008 figures have been revised to reflect the change in the Company's segments.

        During the year ended December 31, 2008, the Company recognized intangible asset and goodwill impairment losses in connection with its decision to pursue the disposition of its power transmission belt ("power transmission belt business") and on-highway brake business ("on-highway brake business"). The impairment was based on fair value using earnings multiples of disposal valuations of comparable businesses. In the fourth quarter of 2009, the Company ended the sale process for its power transmission belt business and integrated this business into its Engineered Transportation Solutions segment. The 2008 impairment losses for goodwill are set forth in the table reflecting a loss of $55.5 million for the power transmission business, included in Engineered Transportation Solutions, and a loss of $27.0 million for the on-highway brake business, included in discontinued operations.

Notes to Consolidated Financial Statements (Continued)

Note 6—Goodwill and Other Intangible Assets (Continued)

        The Company's Other intangible assets, net at December 31, 2009, are as follows:

In millions	Acquired Cost	Accumulated Amortization	Net Book Value
Assets subject to amortization
Patents	$9.1	$(7.8)	$1.3
Customer Relationships	147.6	(23.4)	124.2
Other	20.3	(3.8)	16.5
Assets not subject to amortization
Trade names	20.9		20.9

Other intangible assets, net	$197.9	$(35.0)	$162.9

        The Company's Other intangible assets, net at December 31, 2008, are as follows:

In millions	Acquired Cost	Accumulated Amortization	Net Book Value
Assets subject to amortization
Patents	$9.0	$(7.1)	$1.9
Customer Relationships	134.6	(13.8)	120.8
Other	7.6	(2.3)	5.3
Assets not subject to amortization
Trade names	18.3		18.3

Other intangible assets, net	$169.5	$(23.2)	$146.3

        Estimated amortization expense over the next five years is as follows: $12.2 million in 2010, $11.8 million in 2011, $10.4 million in 2012, $9.4 million in 2013 and $9.1 million in 2014.

        In 2008, net impairment losses for other intangible assets were recognized totaling approximately $6.0 million and consisted of $4.0 million for trademarks, $0.6 million for patents, $0.2 million for software, and $1.2 million for customer relationships. These impairment losses are described in more detail in Note 18 and Note 19.

        The net book value of the Company's Other intangible assets by reportable segment as of December 31 are as follows:

In millions	2009	2008
Construction Materials	$17.5	$19.1
Engineered Transportation Solutions	6.7	7.2
Interconnect Technologies	94.7	73.0
FoodService Products	44.0	47.0

Total	$162.9	$146.3

        Refer to Note 9 for information on Other intangible assets acquired during the reporting period.

Notes to Consolidated Financial Statements (Continued)

Note 7—Borrowings

        Borrowings under short-term credit lines and long-term debt include:

In millions	2009	2008
6.125% senior notes due 2016, net of unamortized discount of ($0.7) and ($0.9) respectively	$149.3	$149.1
Accounts receivable securitization facility	—	100.0
Revolving credit lines	—	135.0
Industrial development and revenue bonds due 2018	6.7	7.3
Other, including capital lease obligations	0.1	6.9
Short-term credit lines	—	2.0

	156.1	400.3
Less short-term debt, including current maturities and industrial revenue and development bonds	—	(127.0)

Long-term debt	$156.1	$273.3

        At December 31, 2009 the Company had $466.0 million available under its $500.0 million revolving credit facility. The revolving credit facility provides for grid-based interest pricing based on the credit rating of the Company's senior unsecured bank debt or other unsecured senior debt and the Company's utilization of the facility. The average interest rate of the revolving credit facility for 2009 and 2008 was 0.85% and 3.14%, respectively.

        During the second quarter of 2009, the Company terminated its existing $150.0 million accounts receivable securitization facility. The facility was terminated as a result of the Company's strong operating cash flows and its available credit facilities and lines of credit that should provide adequate liquidity and capital resources to fund ongoing operations, expand existing lines of business and make strategic acquisitions.

        At December 31, 2008, the Company had $20.4 million available under the Company's $150.0 million accounts receivable securitization facility. The securitization facility was treated as a borrowing for accounting purposes and the related debt was reflected in Short-term debt, including current maturities. The average interest rate on the facility was 3.19% for 2008.

        The Company also maintains a $55.0 million uncommitted line of credit of which $0.0 million was outstanding at December 31, 2009 and $2.0 million was outstanding at December 31, 2008. At December 31, 2009, $55.0 million was available under this facility. The average interest rate on the uncommitted line was 2.88% for 2009 and 3.22% for 2008.

        Letters of credit amounting to $34.0 million and $36.2 million were outstanding at December 31, 2009 and December 31, 2008, respectively, primarily to provide security under insurance arrangements and certain borrowings.

        Under the Company's various debt and credit facilities, the Company is required to meet various restrictive covenants and limitations, including certain net worth, cash flow ratios and limits on outstanding debt balances held by certain subsidiaries. The Company was in compliance with all covenants and limitations in 2009 and 2008.

        The industrial development and revenue bonds are collateralized by letters of credit, Company guarantees and/or by the facilities and equipment acquired through the proceeds of the related bond issuances. The weighted average interest rates on the revenue bonds for 2009 and 2008 were 1.79% and 3.43%, respectively. The Company estimates the fair value of its industrial development and revenue bonds approximates their carrying value.

Notes to Consolidated Financial Statements (Continued)

Note 7—Borrowings (Continued)

        Cash payments for interest were $10.8 million in 2009, $23.5 million in 2008, and $26.2 million in 2007. Interest expense, net is shown net of interest income of $0.5 million in 2009, $1.2 million in 2008, and $11.5 million in 2007.

        $150.0 million (excluding unamortized discount of $0.7 million) of the Company's long-term debt matures in 2016 and $6.7 matures in 2018.

        At December 31, 2009, the fair value of the Company's $150 million, 6.125% senior notes due 2016, using the Level 2 method of input, is approximately $163.5 million. The fair value of the Company's senior notes is based on current year yield rates plus the Company's estimated credit spread available for financings with similar terms and maturities.

Note 8—Derivative Financial Instruments

        The Company is exposed to the impact of changes in interest rates and market values of its debt instruments, changes in raw material prices and foreign currency exchange rate fluctuations. Management of interest rate exposure includes consideration of the use of treasury lock contracts and interest rate swaps to reduce the volatility of cash flows, the impact on earnings, and to lower the Company's cost of capital.

        On May 15, 2007, the Company executed forward exchange contracts with a total notional amount of $95.0 million to hedge the Company's foreign currency exposure of its net investment in its European roofing joint venture ("Icopal") denominated in Danish Kroner. These contracts were designated as economic hedges of a net investment and were deemed effective at the origination date. Upon the sale of Icopal on July 31, 2007, these hedges were redesignated as non-hedging derivatives and any change in the value of the derivatives is reflected in Other income, net. On September 28, 2007, the Company executed forward exchange contracts with a notional amount of $95.0 million to offset the remeasurement of the short-term investment created by the sale of Icopal which was denominated in Danish Kroner. These contracts were designated as non-hedging derivatives. These contracts were terminated on December 14, 2007. The termination of the aforementioned forward exchange contracts resulted in the recognition of $6.8 million of losses reflected in Other expense (income), net, in 2007 which were partially offset by a $5.7 million foreign exchange gain related to the cash generated by the sale of Icopal denominated in Danish Kroner.

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

        On June 15, 2005, the Company entered into treasury lock contracts with a notional amount of $150.0 million to hedge the cash flow variability on forecasted debt interest payments associated with changes in interest rates. These contracts were designated as cash flow hedges and were deemed effective at the origination date. On August 15, 2006, the Company terminated the treasury lock contracts resulting in a gain of $5.6 million ($3.5 million, net of tax), which was deferred in accumulated other comprehensive income and is being amortized to reduce interest expense until August 2016, the term of the interest payments related to the $150.0 million in notes issued on August 18, 2006. At December 31, 2009, the Company had a remaining unamortized gain of $3.7 million ($2.3 million, net of tax) which is reflected in Accumulated other comprehensive income on the Company's Consolidated Balance Sheets. Approximately $0.6 million ($0.4 million, net of tax) is expected to be amortized to reduce Interest expense, net in 2010.

Notes to Consolidated Financial Statements (Continued)

Note 9—Acquisitions

        On October 1, 2009, the Company acquired the remaining 51% interest in Japan Power Brake, Inc. ("JPB"), a leading provider of high performance braking solutions for off-highway equipment, primarily in the mining and construction industries in Japan, for a purchase price of approximately $4.2 million. In connection with this purchase, a gain of $0.8 million was recognized in Other expense (income), net on the Company's previous 49% interest in JPB. JPB is located in Atsugi, Japan and is under the management direction of the off-highway braking business that is included in the Engineered Transportation Solutions segment. The purchase price included an allocation of $0.9 million to other intangible assets reflecting a non-compete agreement with a useful life of 10 years. The remaining purchase price was allocated to current assets; property, plant and equipment; and current liabilities.

        On October 1, 2009, the Company acquired 100% of the equity of Electronic Cable Specialists ("ECS"), a leading provider of electrical and structural products and services for the aviation, medical and industrial markets, for a purchase price of approximately $42.4 million. The acquisition of ECS expands Carlisle's product and system reach into additional avionics applications and strengthens Carlisle's engineering and design capabilities. The acquisition will allow for reduction of expenses through consolidation of certain sales, general and administrative functions and through in-house production of certain components which were previously purchased by ECS from third parties. Carlisle also expects to achieve increased sales from its existing customer base with the addition of the engineering and design capabilities of ECS. ECS is located in Franklin, WI and is under the management direction of the Interconnect Technologies segment. The purchase price allocation resulted in current assets of $15.1 million; property, plant and equipment of $1.9 million; goodwill of $13.5 million, identified intangible assets of $14.5 million, and non-interest bearing current liabilities of $2.6 million. Of the $14.5 million of acquired intangible assets, $2.6 million was assigned to trade names that are not subject to amortization, $4.5 million was assigned to customer relationships with a determinable useful life of 17 years, and the remaining $7.4 million was assigned to other intangible assets with a weighted average useful life of 14.7 years. The goodwill from this acquisition is deductible for tax purposes.

        On September 18, 2009, the Company acquired the assets of Jerrik, Inc. ("Jerrik"), a recognized leader in the design and manufacture of highly engineered military and aerospace filter connections, for approximately $33 million. The acquisition expands the Company's range of products serving the defense and aerospace markets. The acquisition will allow for reduction of expenses through consolidation of certain sales, general and administrative functions and through in-house production of certain components, which were previously purchased by Jerrik from third parties. Jerrik is located in Tempe, AZ and is under the management direction of the Interconnect Technologies segment. The purchase price allocation resulted in current assets of $7.9 million; property, plant and equipment of $1.8 million; goodwill of $13.7 million, identified intangible assets of $10.8 million, and current liabilities of $1.2 million. Of the $10.8 million of acquired intangible assets, $0.2 million was assigned to trade names with determinable useful life of 2 years, $7.1 million was assigned to customer relationships with a determinable useful life of 18 years, and the remaining $3.5 million was assigned to other intangible assets with a weighted average useful life of 18.1 years. The goodwill from this acquisition is deductible for tax purposes.

        On April 28, 2008, the Company acquired 100% of the equity of Carlyle Incorporated ("Carlyle"), a leading provider of sophisticated aerospace and network interconnection solutions, for a purchase price of approximately $194 million. Carlyle is located in Tukwila, WA and is under the management direction of the Interconnect Technologies segment. Carlyle added design and assembly capabilities in specialty in-flight entertainment systems and other interconnect solutions for the aerospace industry. The purchase price allocation resulted in goodwill of $122.3 million and identified intangible assets of $76.0 million. Of the $76.0 million of identified intangible assets, $75.0 million was assigned to customer relationships with a determinable useful life of 20 years and $1.0 million was assigned to covenants not to compete with a determinable useful life of 5 years. The goodwill from this acquisition is not deductible for tax purposes.

Notes to Consolidated Financial Statements (Continued)

Note 9—Acquisitions (Continued)

        On January 25, 2008, the Company acquired 100% of the equity of both Dinex International, Inc. and Proex, Inc. (collectively "Dinex"), leading suppliers of foodservice products to the healthcare and other institutional industries, for approximately $96 million. Dinex has facilities in Glastonbury, CT and Batavia, IL, and is under the management direction of the FoodService Products segment. The acquisition has enhanced Carlisle's position in the higher growth healthcare sector. The purchase price allocation resulted in goodwill of $29.3 million and identified intangible assets of $49.8 million. Of the $49.8 million of identified intangible assets, $8.0 million was assigned to trade names that are not subject to amortization, $37.0 million was assigned to customer relationships with a weighted average useful life of 16.4 years, $1.0 million was assigned to patents with a determinable useful life of 6 years, and the remaining $3.8 million was assigned to other intangible assets with a weighted average useful life of 6.5 years. The goodwill from this acquisition is deductible for tax purposes.

        On May 1, 2007, the Company acquired 100% of the equity of Insulfoam LLC ("Insulfoam") from Premier Industries, Inc., a leading manufacturer of block molded expanded polystyrene products used primarily as insulation in building and other construction applications, headquartered in Tacoma, WA, for approximately $168 million. Insulfoam is under the management direction of the Construction Materials segment, and operating results since the acquisition date have been included in that segment. The purchase price allocation resulted in goodwill of approximately $55.2 million and identified intangible assets of $20.6 million. Of the $20.6 million of identified intangible assets, $10.3 million was assigned to the trade name that is not subject to amortization, while the remaining acquired intangibles of $10.3 million were allocated primarily to customer related intangibles, which are being amortized over the assets' determinable useful life of 9 years. The goodwill from this acquisition is deductible for tax purposes.

        On February 2, 2007, the Company acquired 100% of the equity of Meixian Tengfei Tyre Co., Ltd., a tire manufacturer, located in Guandong, China, for consideration of approximately $20 million. Operating results for this operation since the acquisition date are included in the Engineered Transportation Solutions segment. The purchase price was allocated to Property, plant and equipment, net, as it approximated the fair value of the assets purchased.

        On January 29, 2007, the Company purchased the assets of Dongguan Qiaotou Yichang Wire and Cable Assembly Factory, located in Guangdong, China, specializing in complex cable assemblies and wire harnesses for medical and industrial applications, for consideration of approximately $3 million and contingent additional payments of up to $4 million based on the acquired company's future earnings, of which the Company has paid additional consideration of approximately $0.2 million through December 31, 2009. Operating results for this operation since the acquisition date are included in the Interconnect Technologies segment. The purchase price allocation resulted in goodwill of approximately $1.5 million and identified intangible assets of $1.0 million with a weighted-average life of 5.7 years. Identified intangible assets consist primarily of customer relationships valued at $0.7 million, with a weighted-average life of 4 years, and other agreements valued at $0.3 million with a weighted-average life of 9 years. The goodwill from this acquisition is not deductible for tax purposes.

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

Notes to Consolidated Financial Statements (Continued)

Note 10—Shareholders' Equity (Continued)

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

Note 11—Stock-Based Compensation

2004 Executive Incentive Program

        The Company maintains an Executive Incentive Program (the "Program") for executives and certain other employees of the Company and its operating divisions and subsidiaries. The Programs was approved by shareholders on April 20, 2004. The Program allows for awards to certain employees of stock options, restricted stock, stock appreciation rights, performance shares and units or other awards based on Company stock. At December 31, 2009, 3,321,820 shares were available for grant under this plan, of which 1,015,125 were available for the issuance of restricted and performance share awards.

2005 Nonemployee Director Equity Plan

        The Company also maintains the Nonemployee Director Equity Plan (the "Plan") for members of its Board of Directors, with the same terms and conditions as the Program. At December 31, 2009, 322,077 shares were available for grant under this plan. Members of the Board of Directors that receive stock-based compensation are treated as employees for accounting purposes.

Stock Option Awards

        Effective 2008, options issued under these plans vest one-third on the first anniversary of grant, one-third on the second anniversary of grant and the remaining one-third on the third anniversary of grant. With the exception of certain awards issued December 1, 1999 (the "December 1999 Grant") and certain awards for which vesting was accelerated on September 7, 2005, prior to 2008, options issued under both of the above plans vested one-third upon grant, one-third on the first anniversary of grant and the remaining one-third on the second anniversary of grant. Vesting for the December 1999 Grant was as follows: 10% on March 1, 2001; 30% on March 1, 2002; 60% on March 1, 2003; and 100% on March 1, 2004. All options, including the December 1999 Grant, have a maximum term life of 10 years. Shares issued to cover options under the Program and the Plan may be issued from shares held in treasury, from new issuances of shares or a combination of the two.

        For 2009, 2008 and 2007 share-based compensation expense related to stock options was as follows:

	Years Ended December 31
(in millions, except per share amounts)	2009	2008	2007
Pre-tax compensation expense	$7.2	$5.3	$9.0
After-tax compensation expense	$4.5	$3.6	$6.0
Impact on diluted EPS	$0.07	$0.06	$0.10

        The 2009 compensation expense includes expense related to the early retirement of certain executives of approximately $1.8 million as they are no longer required to render service to the Company to continue to vest in their awards. The 2007 compensation expense includes an award of 200,000 options granted to executive management in June 2007, and additional expense related to the modification of vesting and termination provisions of certain stock option awards. Unrecognized compensation cost related to stock

Notes to Consolidated Financial Statements (Continued)

Note 11—Stock-Based Compensation (Continued)

options of $4.2 million at December 31, 2009 is to be recognized over a weighted average period of 1.3 years.

        Excess income tax benefits related to share-based compensation expense that must be recognized directly in equity are considered financing cash flows. The amount of financing cash flows for these benefits was $0.1 million, $0.1 million and $5.4 million for the years ended December 31, 2009, 2008 and 2007.

        The Company utilizes the Black-Scholes-Merton ("BSM") option-pricing model to determine the fair value of its stock option awards. The BSM relies on certain assumptions to estimate an options fair value.

        The weighted average assumptions used in the determination of fair value for stock option awards in 2009, 2008, and 2007 are as follows:

	Years Ended December 31
	2009	2008	2007
Expected dividend yield	3.2%	1.7%	1.3%
Expected life in years	5.64	5.50	5.59
Expected volatility	36.4%	26.9%	25.0%
Risk-free interest rate	2.0%	2.7%	4.9%
Weighted average fair value	$4.99	$7.99	$23.55

        The expected life of options is based on the assumption that all outstanding options will be exercised at the midpoint of the valuation date and the option expiration date. The expected volatility is based on historical volatility as well as implied volatility of the Company's publicly traded options. The risk free interest rate is based on rates of U.S. Treasury issues with a remaining life equal to the expected life of the option. The expected dividend yield is based on the projected annual dividend payment per share, divided by the stock price at the date of grant

        Stock option activity under the Company's stock-option awards for 2009, 2008 and 2007 was as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2006	1,965,090	$27.43
Options granted	713,000	43.29
Options exercised	(616,822)	23.22
Options cancelled	(6,000)	33.21

Outstanding at December 31, 2007	2,055,268	$34.18
Options granted	794,890	33.25
Options exercised	—	—
Options cancelled	(36,155)	34.65

Outstanding at December 31, 2008	2,814,003	$33.91
Options granted	1,602,795	19.60
Options exercised	(75,718)	18.42
Options expired	(20,000)	22.78
Options forfeited	(165,610)	24.78

Outstanding at December 31, 2009	4,155,470	$29.09

        There were 75,718 options exercised during the year ended December 31, 2009. The total intrinsic value of options exercised during the years ended December 31, 2009 and 2007 was approximately

Notes to Consolidated Financial Statements (Continued)

Note 11—Stock-Based Compensation (Continued)

$1.1 million and $13.8 million, respectively. The weighted average contractual term of options outstanding at December 31, 2009 and 2008 was 7.42 and 7.26 years, respectively.

        At December 31, 2009, 2008 and 2007, 2,182,137, 1,812,935 and 1,458,936 options were exercisable, with a weighted average exercise price of $34.70, $32.96 and $31.18, respectively. The weighted average contractual term of options exercisable at December 31, 2009 and 2008 was 6.05 and 6.28 years, respectively.

        The aggregate intrinsic value of options outstanding and exercisable at December 31, 2009 and 2008 was $5.0 million and $0.3 million, respectively. The total fair value of options vested during the year ended December 31, 2009, 2008 and 2007 was $5.2 million, $4.0 million and $4.7 million, respectively.

Restricted Stock Awards

        Restricted stock awarded under the Program are generally released to the recipient after a period of three years; however, 56,700 shares awarded to executive management in February 2008 vest ratably over five years. At December 31, 2009, under the Company's restricted stock plan, 625,570 non-vested shares were outstanding. The number and weighted average grant-date fair value of restricted shares issued in each of the last three years was as follows: in 2009, 275,005 shares were issued at a weighted average fair value of $18.57; in 2008, 247,805 shares were issued at a weighted average fair value of $33.23; and in 2007, 182,680 shares were issued at a weighted average fair value of $44.90. Compensation expense related to restricted stock awards of $6.0 million, $6.7 million and $4.6 million were recognized for the years ended December 31, 2009, 2008 and 2007, respectively. Unrecognized compensation cost related to restricted stock awards of $6.9 million at December 31, 2009 is to be recognized over a weighted average period of 1.6 years.

        The following represents activity related to restricted stock for the year ended December 31, 2009:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2008	473,950	$37.06
Shares granted	275,005	18.57
Shares vested	(95,410)	36.92
Shares forfeited	(27,975)	34.50

Outstanding at December 31, 2009	625,570	$29.07

Note 12—Accumulated Other Comprehensive Income (Loss)

        The change in Accumulated other comprehensive income (loss) has no impact on Net income but is reflected in the Consolidated Balance Sheets through adjustments to Shareholders' equity. Other comprehensive income (loss) is derived from adjustments to reflect the accrued post-retirement benefit

Notes to Consolidated Financial Statements (Continued)

Note 12—Accumulated Other Comprehensive Income (Loss) (Continued)

liability, foreign currency translation adjustments, and unrealized gains (losses) on hedging activities. The components of Other comprehensive income (loss) are as follows:

In millions	Pre-Tax Amount	Tax Expense (Benefit)	After-Tax Amount
Year Ended December 31, 2007
Accrued post-retirement benefit liability	$12.4	$4.7	$7.7
Foreign currency translation	(11.1)	(6.8)	(4.3)
Loss on hedging activities	(4.0)	(1.7)	(2.3)

Other comprehensive (loss) income	$(2.7)	$(3.8)	$1.1

Year Ended December 31, 2008
Accrued post-retirement benefit liability	$(60.7)	$(22.8)	$(37.9)
Foreign currency translation	(13.9)	—	(13.9)
Gain on hedging activities	3.6	1.3	2.3

Other comprehensive (loss) income	$(71.0)	$(21.5)	$(49.5)

Year Ended December 31, 2009
Accrued post-retirement benefit liability	$(3.9)	$(1.4)	$(2.6)
Foreign currency translation	7.8	—	7.8
Loss on hedging activities	(0.6)	(0.2)	(0.4)

Other comprehensive (loss) income	$3.3	$(1.6)	$4.8

        The accumulated balances for each classification of comprehensive income (loss) are as follows:

In millions	Foreign Currency Items	Accrued Post-Retirement Benefit Liability	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2007	$18.3	$(9.2)	$0.4	$9.5
Net current period change	(13.9)	(38.4)	(3.1)	(55.4)
Reclassification adjustment for realized losses included in net income	—	0.5	5.4	5.9
FAS 158 impact on change in measurement date	—	0.5	—	0.5

Balance at December 31, 2008	4.4	(46.6)	2.7	(39.5)
Net current period change	7.8	0.6	—	8.4
Reclassification adjustment for realized losses included in net income	—	(3.2)	(0.4)	(3.6)

Balance at December 31, 2009	$12.2	$(49.2)	$2.3	$(34.7)

        Loss on hedging activities, net of tax for the years ended December 31, 2009 and 2008 represented the amortization of a $5.6 million ($3.5 million, net of tax) loss resulting from the termination of treasury lock contracts on August 15, 2006. At December 31, 2009, the Company had a remaining unamortized loss of $3.7 million ($2.3 million, net of tax) which is reflected in Accumulated other comprehensive loss on the Company's Consolidated Balance Sheets.

Notes to Consolidated Financial Statements (Continued)

Note 13—Retirement Plans

Defined Benefit Plans

        The Company maintains defined benefit retirement plans for certain employees. Benefits are based primarily on years of service and earnings of the employee. The Company recognizes the funded status of its defined benefit pension plans in the Consolidated Balance Sheets. The funded status is the difference between the retirement plans' projected benefit obligation and the fair value of the retirement plans' assets as of the measurement date. Prior to 2007, the Company netted unrecognized actuarial losses, unrecognized prior service costs, and unrecognized transition obligation with the plan's funded status in the Company's Consolidated Balance Sheets. Beginning in 2007, these amounts were recorded as an adjustment to Accumulated other comprehensive income, net of tax. Also beginning in 2007, actuarial gains and losses that were not recognized as a component of net periodic pension cost are recognized as a component of Other comprehensive income. These amounts will be subsequently recognized as a component of net periodic pension costs on the same basis as the amounts were previously recognized prior to 2007.

        Included in Accumulated other comprehensive income, net of tax at December 31, 2009, are the following amounts that have not yet been recognized in net periodic pension costs: unrecognized prior service cost of $0.1 million ($0.1 million, net of tax) and unrecognized actuarial losses of $77.3 million ($48.0 million, net of tax). The prior service cost, actuarial loss and transition obligation included in Accumulated other comprehensive income and expected to be recognized in net periodic pension costs during the year ended December 31, 2010, are $0.1 million credit ($0.1 million credit, net of tax), $2.4 million ($1.5 million, net of tax) and $0.1 million ($0.1 million, net of tax) respectively.

        The reconciliation of the beginning and ending balances of the projected pension benefit obligation, the fair value of the plan assets and the ending accumulated benefit obligation are as follows:

In millions	2009	2008
Funded status
Projected benefit obligation
Beginning of year	$161.5	$163.9
Change in benefit obligation:
Service cost	5.0	6.3
Interest cost	10.5	12.2
Actuarial gain	12.5	(3.8)
Amendment / obligations acquired	—	0.2
Curtailment gain	(0.1)	—
Benefits paid	(17.0)	(17.3)

End of year	172.4	161.5

Fair value of plan assets
Beginning of year	101.2	165.5
Change in plan assets:
Actual return on plan assets	20.0	(48.6)
Company contributions	53.0	1.6
Benefits paid	(17.0)	(17.3)

End of year	157.2	101.2

(Unfunded) funded status end of year	$(15.2)	$(60.3)

Accumulated benefit obligation at end of year	$(166.4)	$(156.5)

Notes to Consolidated Financial Statements (Continued)

Note 13—Retirement Plans (Continued)

        The accumulated benefit obligation differs from the projected pension benefit obligation in that it includes no assumption about future compensation levels. Approximately $14.5 million of the unfunded status as of December 31, 2009 relates to the Company's executive supplemental and director defined benefit pension plans. The Company has no obligation to fund the executive supplemental and director defined benefit pension plans.

        The fair value of the plans' assets at December 31, 2009 and 2008 by asset category are as follows:

	Fair Value Measurements at December 31, 2009
Asset Category (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash	$—	$—	$—	$—
Equity securities:
US company(1)	7.7	—	—	7.7
Mutual funds:
Fixed income mutual funds(3)	136.8	—	—	136.8
Other:
Hedge fund(4)	—	—	12.7	12.7

Total	$144.5	$—	$12.7	$157.2

	Fair Value Measurements at December 31, 2008
Asset Category (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash	$—	$—	$—	$—
Equity securities:
US company(1)	4.7	—	—	4.7
Mutual funds:
Equity mutual funds(2)	47.4	—	—	47.4
Fixed income mutual funds(3)	36.8	—	—	36.8
Other:
Hedge fund(4)	—	—	12.3	12.3

Total	$88.9	$—	$12.3	$101.2

(1)
This category represents investment in common shares of Carlisle Companies.

(2)
This category is comprised of investments in mutual funds that invest in equity securities such as large publicly traded companies listed in the S&P 500 Index; small to medium sized companies with market capitalization in the range of the Russell 2500 Index; and foreign issuers in emerging markets.

(3)
This category is comprised of investments in mutual funds that invest in U.S. corporate and government fixed income securities, including asset-backed securities; high yield fixed income securities primarily rated BB, B, CCC, CC, C and D; and US dollar denominated debt securities of government, government related and corporate issuers in emerging market countries.

Notes to Consolidated Financial Statements (Continued)

Note 13—Retirement Plans (Continued)

(4)
This category is comprised of an investment in a fund that invests directly in other private investment funds. The respective plan sold its investment in the hedge fund on January 1, 2010, proceeds of which were approximately equal to the net asset value at December 31, 2009.

Changes in the Fair Value of Assets that use Significant Unobservable
Inputs for Measurement (Level 3)

In millions	Hedge Fund
Beginning balance at December 31, 2007	$5.8
Actual return on plan assets:
Relating to assets still held at the reporting date	(2.5)
Relating to assets sold during the period	—
Purchases, sales and settlements	9.0
Transfers in and/or out of Level 3	—

Ending balance at December 31, 2008	$12.3

Actual return on plan assets:
Relating to assets still held at the reporting date	0.4
Relating to assets sold during the period	—
Purchases, sales and settlements	—
Transfers in and/or out of Level 3	—

Ending balance at December 31, 2009	$12.7

        The Company employs a liability driven investment approach whereby plan assets are invested primarily in fixed income investments to match the changes in the plan liabilities that occur as a result of changes in the discount rate. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The established target allocation is 88% fixed income securities and 12% equity securities. Fixed income investments are diversified across core fixed income, long duration and high yield bonds. Equity investments are diversified across large capitalization U.S. and international stocks. Investment risk is measured and monitored on an ongoing basis through investment portfolio reviews, annual liability measures and asset/liability studies.

        The Company utilizes a December 31 measurement date. In 2007 the Company utilized a September 30 measurement date. As a result of the change in measurement date in 2008, the Company was required to record $0.7 million ($0.5 million after-tax), representing three months of the fifteen months pension expense to Retained Earnings with a corresponding adjustment to Accumulated other comprehensive income, net of tax. The remaining twelve months of expense was recorded as expense in 2008.

        The net asset (liability) consists of the following amounts recorded on the Company's balance sheet at December 31, 2009 and 2008:

In millions	2009	2008
Current liabilities	$(1.1)	$(1.0)
Noncurrent liabilities	(14.1)	(59.3)

Asset (liability) at end of year	$(15.2)	$(60.3)

Notes to Consolidated Financial Statements (Continued)

Note 13—Retirement Plans (Continued)

        No minimum contributions to the Company's pension plan in 2010 are required.

        Components of net periodic benefit cost for the years ended December 31 are as follows:

In millions	2009	2008	2007
Service cost	$5.0	$5.0	$5.0
Interest cost	10.5	9.8	9.6
Expected return on plan assets	(12.3)	(12.6)	(10.2)
Curtailment gain	0.1	—	—
Amortization of unrecognized net loss	1.2	0.6	1.5
Amortization of unrecognized prior service cost	(0.1)	(0.1)	—

Net periodic benefit cost	$4.4	$2.7	$5.9

        Assumptions for benefit obligations at December 31 are as follows:

	2009	2008
Discount rate	5.68%	6.73%
Rate of compensation increase	4.29%	4.29%
Expected long-term return on plan assets	7.00%	8.50%

        The Company bases its discount rate assumptions on a yield curve which provides better matching of the expected future retirement plan cash flows with projected yields.

        Assumptions for net periodic benefit cost for the years ended December 31 are outlined below:

	2009	2008	2007
Discount rate	5.68%	6.35%	5.85%
Rate of compensation increase	4.29%	4.29%	4.29%
Expected long-term return on plan assets	7.00%	8.50%	8.50%

        The Company considers several factors in determining the long-term rate of return for plan assets. Current market factors such as inflation and interest rates are evaluated and consideration is given to the diversification and rebalancing of the portfolio. The Company also looks to peer data and historical returns for reasonability and appropriateness.

Post-retirement Welfare Plans

        The Company also has a limited number of unfunded post-retirement welfare programs. The Company's liability for post-retirement medical benefits is limited to a maximum obligation; therefore, the Company's liability is not materially affected by an assumed health care cost trend rate.

        Included in Accumulated other comprehensive income, net of tax at December 31, 2009, is the following amount that has not yet been recognized in net periodic retiree medical costs: unrecognized prior service cost of $0.5 million ($0.3 million, net of tax).

Notes to Consolidated Financial Statements (Continued)

Note 13—Retirement Plans (Continued)

        The reconciliation of the beginning and ending balances of the projected post-retirement benefit obligation is as follows:

In millions	2009	2008	2007
Benefit obligation at beginning of year	$2.5	$2.6	$2.6
Interest cost	0.2	0.2	0.1
Plan amendments	0.6	—	0.2
Participant contributions	—	—	0.1
Actuarial loss	0.2	—	(0.2)
Benefits paid	(0.1)	(0.3)	(0.2)

Benefit obligation at end of year	$3.4	$2.5	$2.6

        The Company's 2009 disclosures for its post-retirement medical benefit programs are determined based on a December 31 measurement date. The net liability consists of the following amounts recorded on the Company's balance sheet at December 31, 2009 and 2008:

In millions	2009	2008
Current liabilities	$(0.3)	$(1.3)
Noncurrent liabilities	(3.1)	(1.2)

Liability at end of year	$(3.4)	$(2.5)

        Company contributions in 2010 are expected to approximate 2009 contributions of $0.2 million.

        The Company's post-retirement medical benefit obligations were determined using an assumed discount rate of 5.62% and 6.73% at December 31, 2009 and 2008, respectively. The Company bases its discount rate assumptions on a yield curve which provides better matching of the expected future retirement plan cash flows with projected yields. The effects of a 1% increase or decrease in assumed health care cost trend rates would not be material.

        Components of net periodic post-retirement benefit costs for the years ended December 31 are as follows:

In millions	2009	2008	2007
Interest cost	$0.2	$0.2	$0.2
Plan amendments	—
Amortization of unrecognized loss	—	0.1	0.1
Amortization of prior service cost	0.1	—	—
Amortization of unrecognized net obligation	0.2	—	—

Net periodic benefit cost	$0.5	$0.3	$0.3

        The Company's post-retirement medical benefit cost for 2009, 2008 and 2007 was determined using an assumed discount rate of 6.73%, 6.35%, and 5.85%, respectively.

Notes to Consolidated Financial Statements (Continued)

Note 13—Retirement Plans (Continued)

        The following is a summary of estimated future benefits to be paid for the Company's defined benefit pension plan and post-retirement medical plan at December 31, 2009. Benefit payments are estimated based on the same assumptions used in the valuation of the projected benefit obligation:

In millions Year	Defined Benefit Retirement Plan	Post-Retirement Medical Plan
2010	13.8	0.3
2011	14.5	0.3
2012	13.8	0.3
2013	14.1	0.3
2014	14.9	0.3
2015 - 2019	74.9	1.3

Defined Contribution and ESOP Plan

        Additionally, the Company maintains a defined contribution plan covering a significant portion of its employees. Expenses for the plan were approximately $8.8 million in 2009, $10.2 million in 2008 and $7.2 million in 2007. The Company also sponsors an employee stock ownership plan ("ESOP") as part of one of its existing savings plans. Costs for the ESOP are included in the previously stated expenses. The ESOP is available to eligible domestic employees and includes a match of contributions made by plan participants to the savings plan up to a maximum of 4.00% of a participant's eligible compensation, equally divided between cash and the Company's common stock for non-union employees. Union employees' match may vary and is based on negotiated union agreements. Participants are not allowed to direct their contributions to the savings plan to an investment in the Company's common stock. A breakdown of shares held by the ESOP at December 31 is as follows:

In millions	2009	2008	2007
Shares held by the ESOP	2.4	2.5	2.6

Note 14—Income Taxes

        The provision for income taxes from continuing operations is as follows:

In millions	2009	2008	2007
Current expense
Federal	$34.2	$51.9	$86.1
State, local and other	7.6	10.7	11.3

	41.8	62.6	97.4

Deferred expense (benefit)
Federal	3.6	(15.0)	14.6
State, local and other	0.7	(2.3)	0.2

	4.3	(17.3)	14.8

Total provision	$46.1	$45.3	$112.2

Notes to Consolidated Financial Statements (Continued)

Note 14—Income Taxes (Continued)

        Deferred tax assets (liabilities) are comprised of the following at December 31:

In millions	2009	2008
Extended warranty	$24.0	$21.1
Inventory reserves	2.9	2.7
Doubtful receivables	4.5	5.5
Employee benefits	27.6	38.1
Foreign loss carryforwards	—	—
Less: valuation allowance	—	—
Deferred state tax attributes	6.4	7.1
Other, net	2.9	2.1

Gross deferred assets	68.3	76.6

Depreciation	(55.6)	(45.3)
Amortization	(57.8)	(50.2)
Inventory reserves	—	—
Unrepatriated foreign earnings	—	(19.6)

Gross deferred liabilities	(113.4)	(115.1)

Net deferred tax liabilities	$(45.1)	$(38.5)

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

        A reconciliation of taxes from continuing operations computed at the statutory rate to the tax provision is as follows:

In millions	2009	2008	2007
Federal income taxes at statutory rate on income from continuing operations	$69.3	$55.6	$116.6
Benefit for manufacturing deduction	(2.7)	(3.5)	(4.9)
State and local taxes, net of federal income tax benefit	4.2	2.1	4.7
Rate difference on foreign earnings	(4.1)	(9.4)	(2.3)
Effect of tax law changes	—	—	(0.1)
Reversal of deferred tax liability provided on prior year's foreign earnings	(19.6)	—	—
Other, net	(1.0)	0.5	(1.8)

	$46.1	$45.3	$112.2

Effective income tax rate on continuing operations	23.3%	28.5%	33.7%

        Cash payments for income taxes, net of refunds, were $14.8 million, $68.3 million and $62.7 million in 2009, 2008 and 2007, respectively.

Notes to Consolidated Financial Statements (Continued)

Note 14—Income Taxes (Continued)

        The Company's income before tax from U.S. and non-U.S. operations amounted to $168.0 million and $17.5 million, respectively, for the year ended December 31, 2009, $88.3 million and $0.9 million for 2008, and $242.1 million and $80.7 million for 2007. Income from continuing operations before tax from U.S. and non-U.S. operations amounted to $181.5 million and $16.4 million respectively, for year ended December 31, 2009, $117.7 million and $41.2 million for 2008, and $254.7 million and $78.5 million for 2007. The Company has not provided U.S. tax on cumulative undistributed earnings of non-U.S. subsidiaries where such earnings are considered indefinitely reinvested. The deferred tax liability balance of $19.6 million previously provided with respect to un-repatriated earnings was released in 2009 based on changes in the business. The Company has identified appropriate long term uses for these earnings outside the United States. Generally, the Company has provided U.S. tax on cumulative undistributed earnings of non-consolidated foreign subsidiaries, where such earnings are not considered indefinitely reinvested. Below is a chart of un-repatriated earnings for the most current three years.

In millions	2009	2008	2007
Indefinitely reinvested	$226.3	$145.9	$115.1
Not indefinitely reinvested	—	56.9	56.9

Total	$226.3	$202.8	$172.0

        At December 31, 2009, the Company had foreign operating loss carryforwards in Denmark, which were not material. No net deferred tax benefit has been recognized with respect to these losses.

        The total gross liability for uncertain tax positions at December 31, 2009, was $17.8 million. The Company classifies and reports interest and penalties associated with uncertain tax positions as Income tax expense on the Consolidated Statements of Earnings and Comprehensive Income, and as Other long-term liabilities on the Consolidated Balance Sheets. The total amount of interest and penalties accrued at December 31, 2009 was $2.8 million. The entire balance accrued for uncertain tax positions at December 31, 2009, if recognized, would affect the Company's effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

In millions	2009	2008
Balance at January 1	$18.6	$18.1
Additions based on tax positions related to current year	4.9	2.8
(Reductions)/Additions for tax positions of prior years	(2.9)	0.5
Statute of limitations	(2.8)	(0.5)
Settlements	—	(2.3)

Balance at December 31	$17.8	$18.6

        The Company is subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. The Company has concluded all U.S federal income tax examinations for years through 2008. The Company is currently working with the IRS to complete its compliance assurance audit for tax year 2009. It is expected these matters will be resolved before the 2009 return is completed and filed. Substantially all material state and foreign tax matters have been concluded for tax years through 2004. Within the next twelve months state and foreign audits may conclude and affect the amount of unrecognized tax benefits. The amount of the change in unrecognized tax benefits that may result from audits within the next twelve months is not known.

Notes to Consolidated Financial Statements (Continued)

Note 15—Earnings Per Share

        On January 1, 2009, the Company adopted the accounting provisions related to determining whether instruments granted in share-based payment transactions are participating securities. The Company's unvested restricted shares and restricted stock units contain nonforfeitable rights to dividends and, therefore, are considered participating securities for purposes of computing earnings per share pursuant to the two-class method. The computation below of earnings per share excludes the income attributable to the unvested restricted shares and restricted stock units from the numerator and excludes the dilutive impact of those underlying shares from the denominator.

        The following reflects the Income from continuing operations and share data used in the basic and diluted earnings per share computations using the two-class method:

In millions, except share and per share amounts	2009	2008	2007
Numerator:
Income from continuing operations	$151.8	$113.6	$221.0
Less: dividends declared—common stock outstanding, unvested restricted shares and restricted share units	(38.6)	(36.6)	(34.7)

Undistributed earnings	113.2	77.0	186.3
Percent allocated to common shareholders(1)	98.9%	99.2%	99.5%

	112.0	76.4	185.4
Add: dividends declared—common stock	38.2	36.3	34.5

Numerator for basic and diluted EPS	$150.2	$112.7	$219.9

Denominator (in thousands):
Denominator for basic EPS: weighted-average common shares outstanding	60,601	60,541	61,692
Effect of dilutive securities:
Stock options	633	307	646

Denominator for diluted EPS: adjusted weighted average common shares outstanding and assumed conversion	61,234	60,848	62,338

Per share income from continuing operations:
Basic	$2.48	$1.86	$3.56

Diluted	$2.45	$1.85	$3.53

(1) Basic weighted-average common shares outstanding	60,601	60,541	61,692
Basic weighted-average common shares outstanding, unvested restricted shares expected to vest and restricted share units	61,269	61,032	62,021

Percent allocated to common shareholders	98.9%	99.2%	99.5%

Notes to Consolidated Financial Statements (Continued)

Note 15—Earnings Per Share (Continued)

        To calculate earnings per share for the Income (loss) from discontinued operations and for Net income, the denominator for both basic and diluted earnings per share is the same as used in the above table. The Income (loss) from discontinued operations and the Net income were as follows:

In millions	2009	2008	2007
Income (loss) from discontinued operations attributable to common shareholders for basic and diluted earnings per share	$(7.2)	$(57.4)	$(5.3)
Net income attributable to common shareholders for basic and diluted earnings per share	$143.0	$55.3	$214.6

        Stock options to purchase approximately 3,522,137 shares in 2009, 2,313,335 shares in 2008 and 200,000 shares in 2007 were excluded from the calculation of diluted earnings per share as such options had exercise prices in excess of the weighted-average market price of the Company's common stock during these periods.

Note 16—Other Long-Term Liabilities

        The components of other long-term liabilities are as follows:

In millions	December 31, 2009	December 31, 2008
Deferred taxes and other tax liabilities	$103.2	$92.4
Pension and other post-retirement obligations	16.8	60.5
Long-term warranty obligations	1.4	2.1
Other	3.7	4.8

Other long-term liabilities	$125.1	$159.8

Note 17—Commitments and Contingencies

Leases

        For its continuing and discontinued operations, the Company is obligated under various noncancelable operating leases for certain facilities and equipment. Rent expense was $20.6 million, $21.9 million and $18.3 million in 2009, 2008 and 2007, respectively. Future minimum payments under its various noncancelable operating leases in each of the next five years are approximately $19.9 million in 2010, $15.9 million in 2011, $11.9 million in 2012, $8.2 million in 2013, $5.6 million in 2014 and $32.7 million thereafter.

        During 2005, the Company sold certain assets and liabilities of its discontinued automotive components business which was part of a series of sales. Certain leases guaranteed by the Company expire in 2011 and have total future minimum lease payments of $0.7 million as of December 31, 2009. The Company believes that the current lessee will fulfill all obligations required by those lease agreements.

Guarantees and Purchase Obligations

        At December 31, 2009, letters of credit amounting to $34.0 million were outstanding, primarily to provide security under insurance arrangements and certain borrowings.

Notes to Consolidated Financial Statements (Continued)

Note 17—Commitments and Contingencies (Continued)

        The Company has financial guarantee lines in place for certain of its operations in the U.S. and Europe to facilitate working capital needs, customer performance and payment, and warranty obligations. At December 31, 2009, the Company had issued guarantees of $0.9 million, of which an immaterial amount is recorded in current liabilities or Other long-term liabilities. The fair value of these guarantees is estimated to be equal to their contractual amount at December 31, 2009, due to their short-term nature.

        Although the Company has entered into long-term purchase agreements for certain key raw materials, there were no take-or-pay contracts with a term exceeding one year in place at December 31, 2009.

Extended Product Warranties

        The Company offers various warranty programs on its installed roofing systems, food service equipment, braking products, and truck trailers. The change in the Company's aggregate product warranty liabilities for the period ended December 31 is as follows:

In millions	2009	2008
Beginning reserve	$7.2	$7.4
Liabilities assumed in acquisition	—	1.0
Current year provision	10.3	11.1
Current year claims	(10.2)	(12.3)

Ending reserve	$7.3	$7.2

        The amount of extended product warranty revenues recognized was $16.2 million for the year ended December 31, 2009, $15.9 million for the year ended December 31, 2008 and $15.2 million for the year ended December 31, 2007.

Workers' Compensation, General Liability and Property Claims

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

Litigation

        The Company may be involved in various legal actions from time-to-time arising in the normal course of business. In the opinion of management, the ultimate outcome of such actions will not have a material adverse effect on the consolidated financial position of the Company, but may have a material impact on the Company's results of operations for a particular period. There were no material legal expenses recognized during the year ended December 31, 2009. As a result of the favorable resolution of certain legal actions and insurance proceeds, the Company recognized gains, net of legal fees, of $8.2 million during the year ended December 31, 2007 that were included in Other expense (income), net.

Notes to Consolidated Financial Statements (Continued)

Note 18—Exit and Disposal Activities

        The following table represents the effects of exit and disposal activities not related to discontinued operations on the Company's Consolidated Statements of Earnings for the years ended December 31:

In millions	2009	2008	2007
Cost of goods sold	$12.0	$2.0	$—
Selling and administrative expenses	1.8	1.1	—
Other expense (income), net	20.0	18.9	3.4

Total exit and disposal costs	$33.8	$22.0	$3.4

        Exit and disposal activities by type of charge for the years ended December 31 were as follows:

In millions	2009	2008	2007
Termination benefits	$5.7	$0.4	$—
Contract termination costs	1.0	0.7	—
Asset writedowns	21.5	20.3	3.4
Other associated costs	5.6	0.6	—

Total exit and disposal costs	$33.8	$22.0	$3.4

        Asset writedowns in 2009 include a $3.2 million reduction in the value of certain long-lived assets reclassified as held and used from held for sale representing the difference in current carrying value and carrying value before classification as held for sale adjusted for depreciation expense that would have been recognized had the assets been continuously classified as held and used. See discussion below regarding the integration of the power transmission belt business within the Engineered Transportation Solutions segment.

        Exit and disposal accrual activities for the years ended December 31, 2009 and 2008 were as follows:

In millions	Termination Benefits	Contract termination costs	Asset Write-downs	Other associated costs	Total
Balance at December 31, 2007	—	—	—	—	—
2008 charges	0.4	0.7	20.3	0.6	22.0
2008 usage	(0.2)	—	(20.3)	(0.2)	(20.7)

Balance at December 31, 2008	$0.2	$0.7	$—	$0.4	$1.3

2009 charges	5.7	1.0	21.5	5.6	33.8
2009 usage	(2.4)	(1.5)	(21.5)	(3.8)	(29.2)

Balance at December 31, 2009	$3.5	$0.2	$—	$2.2	$5.9

Notes to Consolidated Financial Statements (Continued)

Note 18—Exit and Disposal Activities (Continued)

        Exit and disposal activities by segment were as follows:

In millions	2009	2008	2007
Total by segment
Construction Materials	$—	$5.9	$—
Engineered Transportation Solutions	24.4	13.9	3.4
Interconnect Technologies	3.7	—	—
Foodservice Products	—	2.2	—
Specialty Products	5.0	—	—

Total segment costs	33.1	22.0	3.4
Corporate restructuring	0.7	—	—

Total exit and disposal costs	$33.8	$22.0	$3.4

        Construction Materials—On October 21, 2008, the Company announced plans to close its insulation facilities in Anderson, SC and Marlin, TX and exited the facilities by the end of 2008. $5.9 million of costs related to this closure were incurred in 2008, with no material costs incurred in 2009. The 2008 costs included the write-down of buildings and manufacturing equipment of $4.3 million, working capital write-downs of $0.9 million, employee severance costs of $0.2 million, and moving, relocation and other expenses of $0.5 million. As of December 31, 2009, there were no material liabilities for unpaid exit and disposal costs.

        Engineered Transportation Solutions—Starting in the fourth quarter of 2008, the Company has undertaken several consolidation projects within the Engineered Transportation Solutions segment in efforts to reduce costs and streamline its operations. Descriptions of these projects are set forth below:

  •
  In the fourth quarter of 2008, the Company began consolidating nineteen of its distribution centers located throughout the United States and Canada into nine existing facilities. These consolidations were completed in the second quarter of 2009.

  •
  In the first quarter of 2009, the Company began the consolidation of three wheel manufacturing plants located in California into one facility in Ontario, CA. In the second quarter of 2009, the Company also began the closure of its wheel manufacturing operation in Mexico. These consolidations were completed by the end of 2009.

  •
  In the first quarter of 2009, the Company announced plans to consolidate its pneumatic tire manufacturing operations in Buji, China into its manufacturing operation in Meizhou, China and completed this consolidation by the end of 2009.

  •
  In the third quarter of 2009, the Company announced plans to consolidate its tire manufacturing operations in Heflin, AL, Carlisle, PA, and portions of Buji, China into a new facility in Jackson, TN purchased in the third quarter of 2009. The consolidation of tire manufacturing operations into Jackson, TN is expected to be completed by the end of 2010.

  •
  In the fourth quarter of 2009, within its off-highway braking business, the Company announced plans to close its friction product manufacturing facility in Logansport, IN and to consolidate operations into its locations in Hangzhou, China and Bloomington, IN. This consolidation is expected to be completed by March, 2010.

  •
  Also, in the fourth quarter of 2009, the Company combined its power transmission belt business into its tire and wheel and industrial brake business. The power transmission belt business was

Notes to Consolidated Financial Statements (Continued)

Note 18—Exit and Disposal Activities (Continued)

    placed in Discontinued Operations in April 2008. The consolidation of its operations is expected to be completed by the end of 2010.

        The Company expects the total cost of these consolidation projects will be approximately $42.3 million, of which $25.2 million has been incurred through December 31, 2009, and $17.1 million is expected to be incurred in 2010. Amounts expected to be incurred in 2010 relate primarily to employee termination and other costs associated with the relocation of employees and equipment.

        During 2009, the Company recorded $24.4 million of expense, including $14.1 million in fixed asset charges, $0.5 million in inventory write-downs, $5.1 million of other costs consisting primarily of contract termination and relocation expenses, and $4.7 million in employee termination costs.

        Included in Accrued expenses at December 31, 2009 was $5.1 million related to unpaid severance, moving and relocation and other costs for the above projects.

        During 2008, the Company recorded $13.1 million in fixed-asset impairment charges on its power transmission belt business in connection with the decision to move this operation into Discontinued Operations. Refer to Note 20 for further information on these charges. Also in 2008, costs of $0.8 million were incurred relating to the termination of employees and facilities leases on the some of the tire and wheel distribution centers that were consolidated in 2008.

        2007 charges of $3.4 million related to asset writedowns connected with the closure of certain tire and wheel and power transmission belt business operations.

        Interconnect Technologies—The Company has undertaken two consolidation projects within the Interconnect Technologies segment in efforts to reduce costs and streamline operations. Descriptions of these projects are set forth below:

  •
  In the second quarter of 2009, the Company began the consolidation of its Kent, WA facility into its Tukwila, WA facility and this consolidation was completed in the third quarter of 2009.

  •
  In the fourth quarter of 2009, the Company announced that it would consolidate its Vancouver, WA facility into its facilities in Long Beach, CA and Yichang, China and close its Vancouver facility. This consolidation is expected to be completed by June, 2010.

        The Company expects the total cost of these consolidation projects will be approximately $5.2 million, of which $3.7 million has been incurred through December 31, 2009, and $1.5 million is expected to be incurred in 2010. Amounts expected to be incurred in 2010 relate primarily to employee termination, lease termination and other costs associated with the relocation of employees and equipment.

        Total costs incurred in 2009 related to these consolidations were $3.7 million and reflected $0.6 million in employee and contract termination and other disposal costs, $2.1 million of fixed asset impairment charges and $1.0 million of inventory write-downs. As of December 31, 2009, a $0.3 million liability exists for unpaid exit and disposal costs related to the consolidation of the Vancouver, WA facility.

        Foodservice Products—In 2008, the Company began the consolidation of its Georgia and Wisconsin janitorial/sanitation manufacturing facilities into one facility in Sparta, WI. Exit and disposal costs of $2.2 million incurred in 2008 included the write-down of certain property, plant and equipment of $1.5 million, inventory write-downs of $0.5 million and employee termination costs of $0.2 million. This consolidation was completed in the second quarter of 2009 with no material consolidation costs incurred during 2009. As of December 31, 2009, there were no material liabilities for unpaid exit and disposal costs connected with this consolidation.

Notes to Consolidated Financial Statements (Continued)

Note 18—Exit and Disposal Activities (Continued)

        Specialty Products—At its heavy-haul trailer business, in the second quarter of 2009, the Company announced plans to consolidate its Brookville, PA facility into the operations located in Mitchell, SD and West Fargo, ND. This consolidation was completed by the end of 2009. During 2009, the Company incurred $5.0 million in exit and disposal costs, consisting of $3.8 million in fixed asset impairment charges, $0.2 million in employee termination costs and $1.0 million in others costs associated with the relocation of employees and equipment. As of December 31, 2009, there were no material liabilities for unpaid exit and disposal costs connected with this consolidation.

Note 19—Discontinued Operations and Assets Held for Sale

        In the fourth quarter of 2009, the Company ended the sale process for the power transmission belt business and combined its operations with the tire and wheel and industrial brake business reported in the Engineered Transportation Solutions segment. The Company had announced plans to dispose of the power transmission belt business on April 16, 2008. Beginning in the second quarter of 2008 and through the third quarter of 2009, the belt business had been classified as a "discontinued operation". As a result of its decision to retain the belt business, the results of operations have been included in continuing operations for the year ended December 31, 2009, and prior year information has been revised to reflect this change.

        In the second quarter of 2008, as part of its commitment to concentrate on its core businesses, the Company announced its decision to pursue disposition of its on-highway friction and brake shoe business. During the first quarter of 2009, the Company made the decision to exit, rather than sell, the on-highway friction and brake shoe business and dispose of the assets as part of a planned dissolution.

        In the second quarter of 2007, the Company announced plans to exit the custom thermoset products molding operation ("thermoset molding operation"). The disposition of the thermoset molding operation was completed in 2008.

        The assets of these operations have met the criteria for, and have been classified as "held for sale". In addition, results of operations for these businesses, and any gains or losses recognized from their sale, are reported as "discontinued operations".

        Total assets held for sale at December 31 are as follows:

In millions	December 31, 2009	December 31, 2008
Assets held for sale:
On-highway friction and brake shoe business	$0.3	$34.4
Thermoset molding operation	1.6	1.7

Total assets held for sale	$1.9	$36.1

        At December 31, 2009, the remaining assets of the on-highway friction and brake shoe business and those of the thermoset molding operation consisted of the land and building formerly occupied by the operation.

Notes to Consolidated Financial Statements (Continued)

Note 19—Discontinued Operations and Assets Held for Sale (Continued)

        The major classes of assets and liabilities held for sale included in the Company's Consolidated Balance Sheets were as follows:

In millions	December 31, 2009	December 31, 2008
Assets held for sale:
Receivables	$—	$11.8
Inventories	—	18.3
Prepaid expenses and other current assets	—	0.7

Total current assets held for sale	—	30.8
Property, plant and equipment, net	1.9	4.3
Other long term assets	—	1.0

Total non-current assets held for sale	1.9	5.3

Total assets held for sale	$1.9	$36.1

Liabilities associated with assets held for sale:
Accounts payable	$—	$3.5
Accrued expenses	—	17.0

Total liabilities associated with assets held for sale	$—	$20.5

        Net sales and (loss) income before income taxes from discontinued operations were as follows:

In millions	2009	2008	2007
Net sales:
On-highway friction and brake shoe business	$20.0	$62.0	$64.2
Systems and equipment	—	—	0.9
Thermoset molding operation	—	5.4	10.8
Giftware business of foodservice products	—	—	0.9

Net sales from discontinued operations	$20.0	$67.4	$76.8

Income (loss) from discontinued operations:
On-highway friction and brake shoe business	$(12.5)	$(65.8)	$(13.9)
Automotive components	(0.4)	(2.5)	(1.4)
Systems and equipment	0.6	0.4	6.9
Thermoset molding operation	(0.1)	(1.8)	(1.6)
Giftware business of foodservice products	—	—	(0.4)

Income (loss) before income taxes from discontinued operations	$(12.4)	$(69.7)	$(10.4)

        Results for the year ended December 31, 2009 included $6.8 million of pretax expenses related to the disposition of the on-highway friction and brake shoe business, including an inventory write-down of $3.4 million, property, plant and equipment impairment costs of $0.8 million, severance costs of $1.8 million and $0.8 million of contract termination costs.

        Results for the year ended December 31, 2008 included $55.6 million in pre-tax impairment charges in connection with the on-highway friction and brake shoe businesses. At March 31, 2008, in accordance with Generally Accepted Accounting Principles, the Company recorded assets held for sale at the lower of the

Notes to Consolidated Financial Statements (Continued)

Note 19—Discontinued Operations and Assets Held for Sale (Continued)

carrying amount and fair value. Inventory with a carrying amount of $26.1 million was written down to its fair value of $15.2 million, resulting in an impairment charge of $10.9 million. Long-lived assets held and used with a carrying amount of $18.7 million were written down to their fair value of $2.2 million, resulting in an impairment charge of $16.5 million. Goodwill with a carrying amount of $27.0 million was written down to its fair value of $0, resulting in an impairment charge of $27.0 million. Patents and other intangible assets with a carrying amount of approximately $1.2 million were written down to their fair value of $0, resulting in an impairment charge of $1.2 million. The following table summarizes the impairment charge recognized in the first quarter of 2008:

(In millions)	Pre-Tax Impairment Charges
Inventory	$10.9
Property, plant and equipment, net	16.5
Goodwill	27.0
Patents and other intangible assets, net	1.2

Total pre-tax impairment charges	$55.6

        Results for the year ended December 31, 2008 also include the accrual of certain workers' compensation claims that remain the Company's liability following the disposition of several businesses over the past few years. A pre-tax gain of $5.8 million was recognized in 2007 related to the Company's sale of the systems and equipment businesses in 2006.

Note 20—Fair Value Measurements

        As described in Note 1, the Company adopted the provisions of the accounting guidance related to fair value measurements of financial assets and liabilities effective January 1, 2008 and adopted the provisions applicable to fair value measurement of non-financial assets and liabilities effective January 1, 2009. This accounting guidance defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The guidance also describes three levels of inputs that may be used to measure fair value:

    Level 1—quoted prices in active markets for identical assets and liabilities.

    Level 2—observable inputs other than quoted prices in active markets for identical assets and liabilities.

    Level 3—unobservable inputs in which there is little or no market data available, which requires the reporting entity to develop its own assumptions.

        The fair value of the Company's financial assets and liabilities measured at fair value on a recurring basis were as follows:

In millions	Balance at December 31, 2009	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Cash and cash equivalents	$96.3	$96.3	$—	$—

        See Note 7 regarding the fair value of the Company's senior notes and Note 13 regarding fair value measurements related to the Company's Retirement Plans.

Notes to Consolidated Financial Statements (Continued)

Note 20—Fair Value Measurements (Continued)

        For the three months ended December 31, 2009, the Company measured certain non-financial assets at fair value on a nonrecurring basis within the Engineered Transportation Solutions and Interconnect Technologies segments. Within the Engineered Transportation Solutions segment, property, plant and equipment within the power transmission belt business with a carrying amount of $3.2 million were written down to a fair value of zero, resulting in an impairment charge of $3.2 million, which was included in Other expense (income), net. The impairment charge resulted from the decision to integrate and combine the power transmission belt business, which had been previously reported as Discontinued Operations, into the tire and wheel business. The fair value determination was based upon Level 3 inputs reflecting a market participants' determination of the net realizable value of certain property, plant and equipment upon integration of the businesses. In addition, a reduction in the carrying value of property plant and equipment for the power transmission belt business was recorded of $3.2 million, reflecting the difference between their current carrying value and carrying value before classification as held for sale, adjusted for depreciation expense that would have been recognized had the assets been continuously classified as held and used.

        Also within the Engineered Transportation Solutions segment, during the three months ended December 31, 2009, property, plant and equipment within the off-highway braking business with a carrying amount of $2.6 million were written down to a fair value of $0.8 million, resulting in an impairment charge of $1.8 million, which was included in Other expense (income), net. The impairment charge resulted from the decision to relocate production from the Company's Logansport, Indiana facility to its manufacturing facilities in Bloomington, Indiana and Hangzhou, China and to close its Logansport facility. The fair value determination was based upon Level 3 inputs reflecting a market participants' determination of the net realizable value of the certain assets that would not be transferred to the consolidated operations.

        Also during the three months ended December 31, 2009, property, plant and equipment within the Interconnect Technologies segment with a carrying amount of $1.8 million were written down to a fair value of zero, resulting in an impairment charge of $1.8 million, which was included in Other expense (income), net. The impairment charge resulted from the decision to relocate production serving the Company's test and measurement market from the Company's Vancouver, Washington facility to its production facilities in Long Beach, California and Yichang, China and to exit the Vancouver, Washington facility. The fair value determination was based upon Level 3 inputs reflecting a market participants' determination of the net realizable value of the assets and leasehold improvements which would have no transferable value upon closure of the facility.

        Refer to Note 18 for further discussion of Exit & Disposal activity connected with the above non-recurring fair value measurements.

        For the twelve month period ended December 31, 2009, the Company measured other non-financial assets at fair value on a nonrecurring basis.

        Within the tire and wheel business of the Engineered Transportation Solutions segment, during the three months ended March 31, 2009, property, plant and equipment with a carrying amount of $2.9 million were written down to a fair value of zero, resulting in an impairment charge of $2.9 million, which was included in Other expense (income), net. The fair value determination was based upon Level 3 inputs reflecting a market participants' determination of the net realizable value of the assets. Such assets primarily reflected leasehold improvements in its Buji, China operations that could not be transferred upon consolidation of production into Meizhou, China.

        During the three months ended June 30, 2009, as a result of further manufacturing consolidation actions within the tire and wheel business, property, plant and equipment relating to facilities in

Notes to Consolidated Financial Statements (Continued)

Note 20—Fair Value Measurements (Continued)

Pennsylvania, Alabama and China with a carrying amount of $2.8 million were written down to a fair value of zero, resulting in an impairment charge of $2.8 million, which was included in Other expense (income), net. This fair value measurement of the impaired assets was based on Level 3 inputs. The Level 3 inputs reflected a market participants' determination that impaired leasehold improvement assets could not be transferred upon consolidation of operations into a new tire production facility in Jackson, TN. In addition, it was management's determination that machinery and equipment subject to the impairment charge was estimated to have zero net realizable value.

        During the three months ended June 30, 2009, within the heavy-haul trailer business of the Specialty Products segment, property, plant and equipment relating to the closure of its facility in Brookville, PA with a carrying amount of $5.6 million were written down to a fair value of $1.8 million, resulting in an impairment charge of $3.8 million, which was included in Other expense (income), net. A fair value measurement of $1.6 million for land, building and leasehold improvements, which resulted in an impairment charge of $3.3 million, was based on Level 2 inputs. A fair value measurement of $0.2 million for machinery and equipment, which resulted in a $0.5 million impairment charge, was based on Level 3 inputs reflecting a market participants' determination of the net realizable value of the assets.

        For the three month period ended September 30, 2009, the Company measured certain non-financial assets at fair value on a nonrecurring basis within the Construction Materials segment, resulting in a total impairment charge of $1.6 million, which was included in Other expense (income), net. These measurements were based on fair value determination of certain long-lived assets within a specialized segment of its commercial roofing operations using Level 3 inputs. Intangible assets consisting of a licensing agreement with a carrying amount of $0.4 million were written down to a fair value of zero, resulting in an impairment charge of $0.4 million, based on management's determination of the usefulness of the technology underlying the license agreement in the current market. In addition, certain property, plant and equipment with a carrying value of $2.3 million were written down to a fair value of $1.1 million, resulting in an impairment charge of $1.2 million. The determination was based upon a market participants' evaluation of future cash flows from this production equipment and net realizable value.

        As discussed in Note 1, the Company has adopted the provisions applicable to fair value measurement of non-financial assets and liabilities effective January 1, 2009. During the period ended March 31, 2008, the Company carried certain non-financial assets related to its on-highway brake business currently reported as Discontinued Operations, at fair value using Level 2 inputs and recorded impairment losses based on those measurements. These impairment losses are described in more detail in Note 19.

        During the period ended March 31, 2008, the Company carried certain non-financial assets related to its power transmission belt business, previously in Discontinued Operations and now reported in the Engineered Transportation Solutions segment, at fair value using Level 2 inputs and recorded impairment losses based on those measurements as follows:

  •
  Property, plant and equipment with a carrying amount of $53.5 million were written down to their fair value of $45.2 million, resulting in an impairment charge of $8.3 million, which was included in Other expense (income), net for the twelve months ended December 31, 2008.

  •
  Goodwill with a carrying amount of $55.5 million was written down to its fair value of zero, resulting in an impairment charge of $55.5 million, which was included in Goodwill impairment, for the twelve months ended December 31, 2008.

  •
  Patents and other intangible assets with a carrying amount of approximately $4.8 million were written down to their fair value of zero, resulting in an impairment charge of $4.8 million, which was included in Other expense (income), net for the twelve months ended December 31, 2008.

Notes to Consolidated Financial Statements (Continued)

Note 21—Segment Information

        In the fourth quarter of 2009, the Company reclassified the power transmission product line from discontinued operations to continuing operations and also combined the industrial brake and friction product line with the tire and wheel, and power transmission product lines to form one operating unit, Engineered Transportation Solutions, strengthening the Company's position with major global agriculture and construction equipment manufacturers and creating opportunities to leverage synergies and best practices. Engineered Transportation Solutions qualifies as a single reportable segment. Accordingly, the segment results for 2008 and 2007 have been revised to reflect the new segment structure and to reflect the reclassification of the Power Transmission product line from a discontinued operations to continuing operations. Further, in the fourth quarter of 2009, management began to evaluate segment profitability based on Earnings before interest and income taxes ("EBIT"). Accordingly, the segment results for 2008 and 2007 have been revised to reflect EBIT as the measure of segment profitability.

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

        Engineered Transportation Solutions—this segment is comprised of the tire and wheel, industrial brake and friction, and power transmission belt product lines. The tire and wheel product lines' principal products include bias-ply, steel-belted radial trailer tires, stamped or roll-formed steel wheels tires, and tire and wheel assemblies. The industrial brake and friction product line's principal products include off-highway braking systems and specialty friction products, and on-highway brake actuation systems. The power transmission product line's principal products include industrial belts and related components.

        Interconnect Technologies—the principal products of this segment are high-performance wire, cable, connectors and cable assemblies, including RF/microwave connectors and cable assemblies primarily for the aerospace, business aircraft, defense electronics, test and measurement equipment and wireless infrastructure equipment industries.

        FoodService Products—the principal products of this group include commercial and institutional foodservice permanentware, table coverings, cookware, catering equipment, fiberglass and composite material trays and dishes, industrial brooms, brushes, mops and rotary brushes for commercial and non-commercial foodservice operators and sanitary maintenance professionals.

        Specialty Products—the principal products of this segment are open-deck construction trailers, dump trailers for material hauling, specialized trailers for large-capacity multi-unit trailers, over-the-road commercial trailers for heavy equipment and truck dealers and commercial haulers, insulated temperature/climate-controlled truck bodies for customers in warehouse-to-retail store delivery and home food delivery.

        Corporate—includes general corporate expenses. Corporate assets consist primarily of cash and cash equivalents, facilities, deferred taxes and other invested assets.

Notes to Consolidated Financial Statements (Continued)

Note 21—Segment Information (Continued)

        Geographic Area Information—sales are attributable to the United States and to all foreign countries based on the country to which the product was sold. Sales by region for the years ended December 31 are as follows (in millions):

Country	2009	2008*	2007*
United States	$2,086.5	$2,784.5	$2,519.3
International:
Canada	108.1	140.1	137.5
Europe	92.2	102.9	91.3
Asia	25.8	27.8	20.0
Mexico and Latin America	30.3	25.8	19.8
Middle East	22.1	16.9	13.9
Australia	6.6	5.5	4.9
Africa	6.4	4.4	4.5
Caribbean and other	1.5	2.2	0.9

Net sales	$2,379.5	$3,110.1	$2,812.1

*
Prior year presentation revised to reflect Power Transmission as a continuing operation.

        Long-lived assets, comprised of net property, plant and equipment, goodwill and other intangible assets, investments and other long-term assets, located in the United States and foreign countries are as follows (in millions):

Country	2009	2008*
Long-lived assets held and used:
United States	$1,020.1	$1,019.6
Asia	67.5	65.2
United Kingdom	10.4	9.9
Netherlands	11.7	8.5
Canada	3.7	3.5
Mexico	0.9	1.1

Total long-lived assets	$1,114.3	$1,107.8

*
Prior year presentation revised to reflect Power Transmission as held and used.

Notes to Consolidated Financial Statements (Continued)

Note 21—Segment Information (Continued)

        Financial information for operations by reportable business segment is included in the following summary:

Segment Financial Data

In millions	Sales(1)	EBIT(2)	Assets	Depreciation and Amortization	Capital Spending
2009
Construction Materials	$1,125.9	$155.2	$572.4	$24.9	$6.9
Engineered Transportation Products	708.1	54.2	571.9	18.6	30.3
Interconnect Technologies	180.5	14.3	391.9	10.0	4.4
FoodService Products	243.6	24.7	218.4	9.7	5.0
Specialty Products	121.4	(5.0)	57.8	2.8	1.2

Total Segment	2,379.5	243.4	1,812.4	66.0	47.8
Corporate	—	(36.5)	99.8	1.5	0.4

Total	$2,379.5	$206.9	$1,912.2	$67.5	$48.2

2008(2)
Construction Materials	$1,472.3	$151.1	$667.8	$24.8	$25.8
Engineered Transportation Products	928.2	(12.9)	639.5	22.1	25.9
Interconnect Technologies	197.9	25.2	330.0	7.3	6.7
FoodService Products	266.2	20.7	234.5	8.9	4.9
Specialty Products	245.5	33.5	86.3	3.0	2.0

Total Segment	3,110.1	217.6	1,958.1	66.1	65.3
Corporate	—	(31.0)	81.7	1.7	0.7

Total	$3,110.1	$186.6	$2,039.8	$67.8	$66.0

2007(2)
Construction Materials	$1,365.4	$240.5	$693.4	$21.5	$28.4
Engineered Transportation Products	917.0	77.2	723.9	26.6	27.3
Interconnect Technologies	116.8	16.8	105.9	3.8	6.5
FoodService Products	183.4	20.6	136.7	5.1	3.3
Specialty Products	229.5	29.0	89.9	2.7	13.7

Total Segment	2,812.1	384.1	1,749.8	59.7	79.2
Corporate	—	(41.7)	161.0	1.7	—

Total	$2,812.1	$342.4	$1,910.8	$61.4	$79.2

(1)
Excludes intersegment sales

(2)
2007 and 2008 figures have been adjusted to reflect the change in segment reporting and discontinued operations. Prior year presentations included Operating income data, Earnings before interest and income taxes ("EBIT") data is presented consistent with the 2009 presentation.

Notes to Consolidated Financial Statements (Continued)

Note 21—Segment Information (Continued)

        A reconciliation of assets reported in the preceding table to total assets as presented on the Company's Consolidated Balance Sheets is as follows:

	2009	2008
Assets per table above	$1,912.2	$2,039.8
Assets held for sale of discontinued operations (Note 19)	1.9	36.1

Total Assets per Consolidated Balance Sheets	$1,914.1	$2,075.9

        A reconciliation of depreciation and amortization and capital spending reported above to the amounts presented on the Consolidated Statements of Cash Flows is as follows:

	2009	2008	2007
Depreciation and amortization per table above	$67.5	$67.8	$61.4
Depreciation and amortization of discontinued operations	—	1.2	4.5

Total depreciation and amortization	$67.5	$69.0	$65.9

	2009	2008	2007
Capital spending per table above	$48.2	$66.0	$79.2
Capital spending of discontinued operations	—	2.0	3.3

Total capital spending	$48.2	$68.0	$82.5

Note 22—Quarterly Financial Data

(Unaudited) (In millions except per share data)	First	Second	Third	Fourth	Year
2009(1)
Net sales	$543.1	$648.5	$632.7	$555.2	$2,379.5
Gross profit	$94.6	$147.2	$146.9	$115.2	$503.9
Other expenses	$74.0	$61.3	$73.4	$88.3	$297.0
Income from continuing operations, net of tax	$11.8	$57.9	$46.5	$35.6	$151.8
Basic earnings per share from continuing operations	$0.19	$0.95	$0.76	$0.58	$2.48
Diluted earnings per share from continuing operations	$0.19	$0.94	$0.75	$0.57	$2.45

(Loss) Income from discontinued operations, net of tax	$(5.1)	$(2.3)	$(0.1)	$0.3	$(7.2)
Basic (loss) income per share from discontinued operations	$(0.08)	$(0.04)	$—	$0.01	$(0.12)
Diluted (loss) income per share from discontinued operations	$(0.08)	$(0.04)	$—	$0.01	$(0.11)

Net income (loss)	$6.6	$55.5	$46.4	$35.9	$144.6
Basic (loss) earnings per share	$0.11	$0.91	$0.76	$0.59	$2.36
Diluted earnings (loss) per share	$0.11	$0.90	$0.75	$0.58	$2.34

Dividends per share	$0.155	$0.155	$0.160	$0.160	$0.630
Stock price:
High	$22.68	$26.29	$35.00	$36.65
Low	$17.76	$18.88	$22.23	$30.56

Notes to Consolidated Financial Statements (Continued)

Note 22—Quarterly Financial Data (Continued)

2008(1)	First	Second	Third	Fourth	Year
Net sales	$692.9	$899.7	$866.3	$651.2	$3,110.1
Gross profit	$129.8	$180.6	$171.2	$111.7	$593.3
Other expenses	$149.5	$88.1	$85.3	$83.8	$406.7
Income from continuing operations, net of tax	$(12.3)	$57.8	$52.7	$15.4	$113.6
Basic earnings per share from continuing operations	$(0.20)	$0.95	$0.86	$0.25	$1.86
Diluted earnings per share from continuing operations	$(0.20)	$0.94	$0.86	$0.25	$1.85

Loss from discontinued operations, net of tax	$(50.4)	$(3.5)	$(2.3)	$(1.7)	$(57.8)
Basic loss per share from discontinued operations	$(0.83)	$(0.06)	$(0.03)	$(0.03)	$(0.95)
Diluted loss per share from discontinued operations	$(0.83)	$(0.05)	$(0.04)	$(0.03)	$(0.94)

Net income (loss)	$(62.6)	$54.3	$50.4	$13.7	$55.8
Basic (loss) earnings per share	$(1.03)	$0.89	$0.83	$0.22	$0.91
Diluted earnings (loss) per share	$(1.03)	$0.89	$0.82	$0.22	$0.91

Dividends per share	$0.145	$0.145	$0.155	$0.155	$0.600
Stock price:
High	$40.47	$35.75	$37.19	$30.40
Low	$29.01	$28.66	$24.81	$16.60

NOTE: The sum of the quarterly per share amounts may not agree to the respective annual amounts due to rounding.

(1)
Quarterly financial data for periods prior to fourth quarter 2009 has been revised to reflect the classification of the Power Transmission product line from discontinued operations to continuing operations.

Note 23—Subsequent Events

        On February 2, 2010, the Company sold all of its interest in Johnson Truck Bodies, the Company's refrigerated truck body business for proceeds of approximately $20.3 million, which approximated carrying value.

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Carlisle Companies Incorporated

        We have audited the accompanying consolidated balance sheets of Carlisle Companies Incorporated as of December 31, 2009 and 2008, and the related consolidated statements of earnings and comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Carlisle Companies Incorporated at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Carlisle Companies Incorporated's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Charlotte, North Carolina
February 18, 2010

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Carlisle Companies Incorporated

        We have audited Carlisle Companies Incorporated's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Carlisle Companies Incorporated's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Carlisle Companies Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Carlisle Companies Incorporated as of December 31, 2009 and 2008 and the related consolidated statements of earnings and comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2009 of Carlisle Companies Incorporated and our report dated February 18, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Charlotte, North Carolina
February 18, 2010

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

        (a)   Under the supervision and with the participation of the Company's management, including the Company's chief executive officer and chief financial officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation and as of December 31, 2009, the chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective.

        Management has prepared a report on the Company's internal control over financial reporting in which management has determined that the Company's controls are effective. A copy of management's report is set forth below.

        (b)   During the fourth quarter of 2009, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting.

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of the Company's management, including the chief executive officer and chief financial officer, the Company evaluated the effectiveness of the design and operation of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company's chief executive officer and chief financial officer concluded that the Company's internal control over financial reporting was effective as of December 31, 2009.

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

Name	Age	Position with Company	Period of Service
David A. Roberts	62	Chairman of the Board, President and Chief Executive Officer since June 2007. Former Chairman (from April, 2006 to June, 2007) and President and Chief Executive Officer (from June, 2001 to June, 2007) of Graco Inc., a manufacturer of fluid handling systems and components used in vehicle lubrication, commercial and industrial settings.	June 2007 to date
John W. Altmeyer	50	President, Construction Materials since July 1997.	June 1989 to date
Carol P. Lowe	44	President, Trail King Industries since November 2008; Vice President and Chief Financial Officer from May 2004 to November 2008; and Treasurer from January 2002 to May 2004.	January 2002 to date
Kevin G. Forster	56	President, Asia-Pacific since January 2009; Group President, Specialty Products from February 2008 to January 2009; and President, Asia-Pacific from September 1997 to February 2008.	August 1990 to date
Steven J. Ford	50	Vice President, Chief Financial Officer since November 2008 and Vice President, Secretary and General Counsel since July 1995.	July 1995 to date
Scott C. Selbach	54	Vice President, Corporate Development since April 2006. Formerly a Director of Torridon Companies LLC, a private investment firm, from May 2002 to April 2006.	April 2006 to date

Name	Age	Position with Company	Period of Service
D. Christian Koch	45	President, Carlisle Industrial Brake & Friction since January 2009; President, Carlisle Asia-Pacific from February 2008 to January 2009. Formerly employed by Graco, Inc. (i) as Vice President and General Manager, Asia Pacific from January 2004 to February 2008, (ii) as Vice President and General Manager of Asia Pacific and Latin America from June 2003 to December 2003, (iii) as Vice President, Lubrication Equipment Division from January 2000 to June 2003, and (iv) in various sales and marketing positions in the Industrial and Lubrication Equipment Division prior to June 2003.	February 2008 to date
Fred A. Sutter	49
		President, Engineered Transportation Solutions since February 2008. Formerly employed by Graco Inc. (i) as Vice President and General Manager, Applied Fluid Technologies Division from February 2005 to February 2008, (ii) as Vice President and General Manager, Industrial/Automotive Equipment Division from June 2003 to February, 2005, and (iii) as Vice President, Asia-Pacific and Latin America from January 1999 to June 2003.	February 2008 to date
Charles D. Siczek	66	Controller, Chief Accounting Officer since November 2008. Formerly an independent financial and accounting consultant since October 2000.	November 2008 to date

        The officers have been elected to serve at the pleasure of the Board of Directors of the Company. There are no family relationships between any of the above officers, and there is no arrangement or understanding between any officer and any other person pursuant to which he was selected an officer.

        Information required by Item 10 with respect to directors of the Company is incorporated by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission no later than 40 days before the Annual Meeting of Shareholders to be held on May 14, 2010.

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

Item 11.    Executive Compensation.

        Information required by Item 11 is incorporated by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission no later than 40 days before the Annual Meeting of Shareholders to be held on May 14, 2010.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

        Information required by Item 12 is incorporated by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission no later than 40 days before the Annual Meeting of Shareholders to be held on May 14, 2010.

Securities Authorized for Issuance under Equity Compensation Plans

        The number of securities to be issued upon the exercise of stock options under the Company's equity compensation plans, the weighted average exercise price of the options and the number of securities remaining for future issuance as of December 31, 2009 are as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of oustanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by equity security holders	4,155,470	$29.09	3,643,897	(1)
Equity compensation plans not approved by equity security holders	—	n/a	—
Total	4,155,470	$29.09	3,643,897

(1)
Includes 3,321,820 shares available for award under the Carlisle Companies Incorporated Executive Incentive Program (as amended and restated effective February 4, 2004) (1,015,125 of which may be issued as stock awards) and 322,077 shares available for award under the Carlisle Companies Incorporated Non-Employee Director Equity Plan (as amended and restated effective as of February 2, 2005) (92,077 of which may be issued as stock awards).

Item 13.    Certain Relationships and Related Transactions.

        Information required by Item 13 is incorporated by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission no later than 40 days before the Annual Meeting of Shareholders to be held on May 14, 2010.

Item 14.    Principal Accountant Fees and Services.

        Information required by Item 14 is incorporated by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission no later than 40 days before the Annual Meeting of Shareholders to be held on May 14, 2010.

 Part IV

Item 15.    Exhibits and Financial Statement Schedules.

Financial statements required by Item 8 are as follows:

  Consolidated Statements of Earnings and Comprehensive Income, years ended December 31, 2009, 2008 and 2007 Consolidated Balance Sheets, December 31, 2009 and 2008

  Consolidated Statements of Cash Flows, years ended December 31, 2009, 2008 and 2007

  Consolidated Statements of Shareholders' Equity, years ended December 31, 2009, 2008 and 2007

  Notes to Consolidated Financial Statements

Financial Statement Schedules

  Schedule II—Valuation and Qualifying Accounts

Exhibits applicable to the filing of this report are as follows:

(3)	By-laws of the Company.(a)
(3.1)	Restated Certificate of Incorporation as amended April 22, 1991.(c)
(3.2)	Certificate of Amendment of the Restated Certificate of Incorporation dated December 20, 1996.(e)
(3.3)	Certificate of Amendment of the Restated Certificate of Incorporation dated April 29, 1999.(g)
(4)	Shareholders' Rights Agreement, February 8, 1989.(a)
(4.1)	Amendment to Shareholders' Rights Agreement, dated August 7, 1996.(d)
(4.2)	Amendment No. 2 to Shareholders' Rights Agreement, dated May 26, 2006.(n)
(4.3)	Trust Indenture.(f)
(4.4)	First Supplemental Indenture, dated as of August 18, 2006.(o)
(10.1)	Amended and Restated Executive Incentive Program.(i)
(10.2)	Form of Nonqualified Stock Option Agreement.(j)
(10.3)	Form of Restricted Share Agreement.(j)
(10.4)	Form of Amended and Restated Executive Severance Agreement.(t)
(10.5)	Summary Plan Description of Carlisle Companies Incorporated Director Retirement Plan, effective November 6, 1991.(b)
(10.6)	Amendment to the Carlisle Companies Incorporated Director Retirement Plan.(h)
(10.7)	Amended and Restated Nonemployee Director Equity Plan.(l)
(10.8)	Form of Stock Option Agreement for Nonemployee Director.(k)
(10.9)	Form of Nonqualified Stock Option Agreement for Nonemployee Directors.(m)
(10.10)	Form of Restricted Share Agreement for Nonemployee Directors.(m)
(10.11)	Form of Restricted Stock Unit Agreement for Nonemployee Directors.(t)
(10.12)	Amended and Restated Deferred Compensation Plan for Nonemployee Directors.(t)
(10.13)	Senior Management Incentive Compensation Plan.(i)
(10.14)	Letter Agreement, dated June 5, 2007, between David A. Roberts and the Company.(p)

(10.15)	Nonqualified Stock Option Agreement, dated as of June 21, 2007, between the Company and David A. Roberts.(q)
(10.16)	Restricted Share Agreement, dated as of June 21, 2007, between the Company and David A. Roberts.(q)
(10.17)	Summary of Compensation Arrangements for Executive Officers.
(10.18)	Summary of Compensation Arrangements for Nonemployee Directors.
(10.19)	Letter Agreement, dated June 12, 2007, between Richmond D. McKinnish and the Company.(p)
(10.20)	Letter Agreements, dated January 11, 2008 and December 31, 2008, between D. Christian Koch and the Company.(t)
(10.21)	Letter Agreement, dated January 24, 2008, between Fred A. Sutter and the Company.(t)
(10.22)	Carlisle Corporation Supplemental Pension Plan.(s)
(10.23)	Letter Agreement, dated June 29, 2009, between Michael D. Popielec and the Company.(u)
(10.24)

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

(e)
Filed as an Exhibit to the Company's annual report on Form 10-K for the year ended De cember 31, 1996 and incorporated herein by reference.

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

(t)
Filed as an Exhibit to the Company's annual report on Form 10-K for the period ended December 31, 2008 and incorporated by reference.

(u)
Filed as an Exhibit to the Company's quarterly report on Form 10-Q for the period ended June 30, 2009 and incorporated by reference.

(1)
Filed Exhibits 10.1 through 10.23 constitute management contracts or compensatory plans.

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

/s/ DAVID A. ROBERTS David A. Roberts, Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	/s/ ROBIN J. ADAMS Robin J. Adams, Director
/s/ ROBERT G. BOHN Robert G. Bohn, Director
/s/ STEVEN J. FORD Steven J. Ford, Vice President and Chief Financial Officer (Principal Financial Officer)	/s/ DONALD G. CALDER Donald G. Calder, Director
/s/ CHARLES D. SICZEK Charles D. Siczek, Controller and Chief Accounting Officer (Principal Accounting Officer)	/s/ ROBIN S. CALLAHAN Robin S. Callahan, Director
/s/ PAUL J. CHOQUETTE, JR. Paul J. Choquette, Jr., Director
/s/ TERRY D. GROWCOCK Terry D. Growcock, Director
/s/ STEPHEN P. MUNN Stephen P. Munn, Director
/s/ GREGG A. OSTRANDER Gregg A. Ostrander, Director

/s/ LAWRENCE A. SALA Lawrence A. Sala, Director
February 18, 2010	/s/ MAGALEN C. WEBERT Magalen C. Webert, Director

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

ALLOWANCE FOR DOUBTFUL ACCOUNTS

(Dollars in millions)

Column A	Column B	Column C		Column D	Column E
Fiscal Year	Balance of Beginning Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(1)	Balance End of Year
2007*	9.8	3.5	0.4	(2.9)	10.8
2008*	10.8	7.7	0.3	(7.5)	11.3
2009	11.3	7.6	0.5	(11.5)	7.9

*
2007 and 2008 amounts have been revised from prior disclosures to include Carlisle Power Transmission

(1)
Accounts written off, net of recoveries

CARLISLE COMPANIES INCORPORATED
COMMISSION FILE NUMBER 1-9278
FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2009

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
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
  Item 8. Financial Statements and Supplementary Data.
Carlisle Companies Incorporated Consolidated Statements of Earnings and Comprehensive Income
Carlisle Companies Incorporated Consolidated Balance Sheets (In millions, except share and per share amounts)
Carlisle Companies Incorporated Consolidated Statements of Cash Flows For the Years ended December 31, (In millions)
Notes to Consolidated Financial Statements
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