Form 10-Q
period 2010-03-31
CARLISLE COMPANIES INC
filed 2010-04-27
CIK 790051

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

Shares of common stock outstanding at April 21, 2010: 60,860,475

Part I. Financial Information

Item 1.Financial Statements

Carlisle Companies Incorporated

Unaudited Consolidated Statements of Earnings

	First Quarter
(Dollars in millions, except per share amounts)	2010	2009*

Net sales	$562.0	$531.3

Cost and expenses:
Cost of goods sold	448.4	438.8
Selling and administrative expenses	72.3	69.1
Research and development expenses	4.5	4.4
Gain related to fire settlement	—	(2.5)
Other (income) expense, net	(1.8)	2.1

Earnings before interest and income taxes	38.6	19.4

Interest expense, net	1.9	2.7
Income before income taxes	36.7	16.7

Income tax expense	13.7	5.7
Income from continuing operations, net of tax	23.0	11.0

Discontinued operations
Income (loss) from discontinued operations	1.9	(7.9)
Income tax expense (benefit)	0.6	(3.5)
Income (loss) from discontinued operations, net of tax	1.3	(4.4)
Net income	$24.3	$6.6

Basic earnings per share attributable to common shares
Income from continuing operations, net of tax	$0.38	$0.18
Income (loss) from discontinued operations, net of tax	0.02	(0.07)
Basic earnings per share	$0.40	$0.11

Diluted earnings per share attributable to common shares
Income from continuing operations, net of tax	$0.37	$0.18
Income (loss) from discontinued operations, net of tax	0.02	(0.07)
Diluted earnings per share	$0.39	$0.11

Dividends declared and paid per share	$0.160	$0.155

*                 Amounts for the first quarter of 2009 have been revised as discussed in Note 2 to the Unaudited Consolidated Financial Statements.

See accompanying notes to these Unaudited Consolidated Financial Statements

Carlisle Companies Incorporated

Consolidated Balance Sheets

	March 31,	December 31,
(Dollars in millions, except share and per share amounts)	2010	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$86.6	$96.3
Receivables, less allowance of $8.6 in 2010 and $7.9 in 2009	350.2	292.5
Inventories	349.0	345.8
Deferred income taxes	41.9	37.8
Prepaid expenses and other current assets	25.3	27.4
Total current assets	853.0	799.8

Property, plant and equipment, net of accumulated depreciation of $530.1 in 2010 and $522.4 in 2009	468.1	482.6

Other assets:
Goodwill, net	450.6	462.2
Other intangible assets, net	159.8	162.9
Investments and advances to affiliates	0.3	0.3
Other long-term assets	4.5	4.4
Non-current assets held for sale	1.9	1.9
Total other assets	617.1	631.7

TOTAL ASSETS	$1,938.2	$1,914.1

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt, including current maturities	$0.4	$—
Accounts payable	153.0	135.7
Accrued expenses	133.5	148.1
Deferred revenue	17.6	17.3
Total current liabilities	304.5	301.1

Long-term liabilities:
Long-term debt	156.2	156.1
Deferred revenue	113.8	113.2
Other long-term liabilities	128.5	125.1
Total long-term liabilities	398.5	394.4

Shareholders’ equity:
Preferred stock, $1 par value per share. Authorized and unissued 5,000,000 shares	—	—
Common stock, $1 par value per share. Authorized 100,000,000 shares; 78,661,248 shares issued; 60,747,522 outstanding in 2010 and 60,645,653 outstanding in 2009	78.7	78.7
Additional paid-in capital	78.6	73.9
Cost of shares of treasury - 17,913,726 shares in 2010 and 18,015,595 shares in 2009	(224.2)	(223.6)
Accumulated other comprehensive loss	(36.7)	(34.7)
Retained earnings	1,338.8	1,324.3
Total shareholders’ equity	1,235.2	1,218.6

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,938.2	$1,914.1

See accompanying notes to Unaudited Consolidated Financial Statements

Carlisle Companies Incorporated

 Unaudited Consolidated Statements of Cash Flows

	First Three Months
(Dollars in millions)	2010	2009

Operating activities
Net income	$24.3	$6.6
Reconciliation of net income to cash flows from operating activities:
Depreciation	14.5	14.8
Amortization	3.0	2.6
Non-cash compensation	3.6	3.3
Earnings in equity investments	—	(0.1)
(Gain) loss on sale of property and equipment, net	(3.8)	(1.2)
Loss on writedown of assets	—	3.6
Gain on insurance recoveries	—	(2.5)
Deferred taxes	(1.1)	(3.2)
Change in tax benefits from stock-based compensation	(0.4)	0.3
Foreign exchange gain	(0.5)	(0.3)
Changes in assets and liabilities, excluding effects of acquisitions and divestitures:
Current and long-term receivables	(58.4)	12.8
Inventories	(8.8)	59.6
Accounts payable and accrued expenses	4.7	(50.7)
Income taxes	6.4	14.3
Long-term liabilities	(0.6)	3.0
Other operating activities	0.2	0.6
Net cash (used in) provided by operating activities	(16.9)	63.5

Investing activities
Capital expenditures	(8.4)	(10.3)
Proceeds from sale of property and equipment	5.1	—
Proceeds from sale of business	20.3	—
Other investing activities	—	0.8
Net cash provided by (used in) investing activities	17.0	(9.5)

Financing activities
Net change in short-term borrowings and revolving credit lines	—	(26.9)
Dividends	(9.8)	(9.5)
Treasury shares and stock options, net	0.1	(0.5)
Change in tax benefits from stock-based compensation	0.4	(0.3)
Net cash used in financing activities	(9.3)	(37.2)

Effect of exchange rate changes on cash	(0.5)	(0.2)
Change in cash and cash equivalents	(9.7)	16.6
Cash and cash equivalents
Beginning of period	96.3	42.7
End of period	$86.6	$59.3

See accompanying notes to Unaudited Consolidated Financial Statements

Notes to the Unaudited Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by Carlisle Companies Incorporated (the “Company” or “Carlisle”) in accordance and consistent with the accounting policies stated in the Company’s 2009 Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements in Part II, Item 8 of the Company’s 2009 Annual Report on Form 10-K.  The unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) and, of necessity, include some amounts that are based upon management estimates and judgments.  Future actual results could differ from such current estimates.  The unaudited consolidated financial statements include assets, liabilities, revenues, and expenses of all majority-owned subsidiaries.  Carlisle accounts for other investments in minority-owned companies where it exercises significant influence, but does not have control, on the equity basis.  Intercompany transactions and balances are eliminated in consolidation.

Note 2 — Reclassifications and Revisions

Certain reclassifications and revisions have been made to prior period’s information to conform to the current year’s presentation as follows:

•                  The Consolidated Statements of Earnings for the quarter ended March 31, 2009 have been revised to reflect the presentation of Earnings before interest and income taxes (“EBIT”).

•                  The Consolidated Statements of Earnings for the quarter ended March 31, 2009 have been retrospectively adjusted to reflect the reclassification of the power transmission product line from discontinued operations to continuing operations and to reflect the classification of Johnson Truck Bodies business as a discontinued operation. See Note 9 for additional information regarding discontinued operations.

•                  The segment disclosures for the quarter ended March 31, 2009 in Note 15 have been revised to reflect the formation in the fourth quarter of 2009 of the Engineered Transportation Solutions segment that combined the previous tire and wheel, industrial brake and friction and the power transmission product lines, the classification of the power transmission product line as a continuing operation and its associated assets as held and used, the classification of the Johnson Truck Bodies business as a discontinued operation and the use of EBIT as the measure of segment profitability.

Note 3 - New Accounting Pronouncements

New accounting standards adopted

There were no accounting standards adopted in the first quarter of 2010.

New accounting standards issued but not yet adopted

There are currently no accounting standards that have been issued that will have a significant impact on the Company’s financial position, results of operations and cash flows upon adoption.

Note 4 - Fire Gain

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

A minimal amount of fire-related scrap was sold in the third quarter of 2009. Since all insurance claims due to this fire were settled with the carriers no additional insurance proceeds are anticipated.

Note 5 - Borrowings

At March 31, 2010, the fair value of the Company’s par value $150 million, 6.125% senior notes due 2016, using Level 2 inputs, is approximately $165 million. The fair value of the Company’s senior notes is based on current year yield rates plus the Company’s estimated credit spread available for financings with similar terms and maturities.

Note 6 - Fair Value Measurements

The fair value of the Company’s assets and liabilities measured at fair value on a recurring basis were as follows:

	Balance at March 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
In millions	2010	Level 1	Level 2	Level 3

Cash and cash equivalents	$86.6	$86.6	$—	$—

During the three months ended March 31, 2009, within the tire and wheel product line of the Engineered Transportation Solutions segment, property, plant and equipment with a carrying amount of $2.9 million were written down to a fair value of zero, resulting in an impairment charge of $2.9 million, which was included in Other (income) expense, net. The fair value determination was based upon Level 3 inputs reflecting management’s determination of the net realizable value of the assets. Such assets primarily reflected leasehold improvements in its Buji, China operations that could not be transferred upon consolidation of production into Meizhou, China.

Note 7 — Stock-Based Compensation

During the three months ended March 31, 2010 and 2009, the Company expensed stock-based compensation awards under the 2004 Executive Incentive Program and the 2005 Nonemployee Director Equity Plan. A detailed description of the awards under these plans is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Stock-Based Compensation Expense

The compensation cost recorded for all of the Company’s share-based compensation plans during the three months ended March 31, 2010 and 2009 was as follows:

	First Quarter
(in millions, except per share amounts)	2010	2009
Pre-tax compensation expense	$3.6	$3.3

After-tax compensation expense	$2.3	$2.1

Impact on diluted EPS	$0.04	$0.03

Grants

In the first quarter of 2010 the Company awarded 590,020 stock options, 101,785 restricted stock awards and 101,785 performance share awards with an aggregate fair value of approximately $14.3 million to be expensed over the requisite service period for each award which generally equals the stated vesting period.

The grant date fair value of the 2010 stock options with a three-year graded vesting condition was estimated under the Black-Scholes-Merton formula using the following weighted-average assumptions:

Expected dividend yield	1.87%
Expected life in years	5.75
Expected volatility	32.7%
Risk-free interest rate	2.65%

The Company initially granted performance shares in the first quarter of 2010.  The performance shares vest based on the employee rendering three years of service to the Company and the attainment of a market condition over the performance period, which is based on the Company’s relative total shareholder return versus a peer group of companies over a pre-determined time period as determined by the Compensation Committee of the Board of Directors.  The grant date fair value of the 2010 performance shares was estimated using a Monte-Carlo simulation approach.  Such approach entails the use of assumptions regarding the future performance of the Company’s stock and those of the peer group of companies.  Those assumptions include expected volatility, risk-free interest rates, correlation coefficients and dividend reinvestment.  Dividends accrue on the performance shares during the performance period and are to be paid in cash based upon the number of awards ultimately earned.

Note 8 — Acquisitions

On October 1, 2009, the Company acquired the remaining 51% interest in Japan Power Brake, Inc. (“JPB”), a leading provider of high performance braking solutions for off-highway equipment, primarily in the mining and construction industries in Japan, for a purchase price of approximately $4.2 million. JPB is located in Atsugi, Japan and is under the management direction of the Engineered Transportation Solutions segment. The purchase price included an allocation of $0.9 million to other intangible assets reflecting a non-compete agreement with a useful life of 10 years. The remaining purchase price was allocated to current assets; property, plant and equipment; and current liabilities.

On October 1, 2009, the Company acquired 100% of the equity of Electronic Cable Specialists (“ECS”), a leading provider of electrical and structural products and services for the aviation, medical and industrial markets, for a purchase price of approximately $42.4 million. The acquisition of ECS expands Carlisle’s product and system reach into additional avionics applications and strengthens Carlisle’s engineering and design capabilities. The acquisition will allow for the reduction of expenses through consolidation of certain sales, general and administrative functions and through in-house production of certain components which were previously purchased by ECS from third parties. Carlisle also expects to achieve increased sales from its existing customer base with the addition of the engineering and design capabilities of ECS. ECS is located in Franklin, WI and is under the management direction of the Interconnect Technologies segment. The purchase price allocation resulted in current assets of $15.1 million; property, plant and equipment of $1.9 million; goodwill of $13.5 million; identified intangible assets of $14.5 million; and non-interest bearing current liabilities of $2.6 million. Of the $14.5 million of acquired intangible assets, $2.6 million was assigned to trade names that are not subject to amortization, $4.5 million was assigned to customer relationships with a determinable useful life of 17 years, and the remaining $7.4 million was assigned to other intangible assets with a weighted average useful life of 14.7 years. The goodwill from this acquisition is deductible for tax purposes.

On September 18, 2009, the Company acquired the assets of Jerrik, Inc. (“Jerrik”), a recognized leader in the design and manufacture of highly engineered military and aerospace filter connections, for approximately $33 million. The acquisition expands the Company’s range of products serving the defense and aerospace markets. The acquisition will allow for reduction of expenses through consolidation of certain sales, general and administrative functions and through in-house production of certain components, which were previously purchased by Jerrik from third parties. Jerrik is located in Tempe, AZ and is under the management direction of the Interconnect Technologies segment. The purchase price allocation resulted in current assets of $7.9 million; property, plant and equipment of $1.8 million; goodwill of $13.7 million; identified intangible assets of $10.8 million; and current liabilities of $1.2 million. Of the $10.8 million of acquired intangible assets, $0.2 million was assigned to trade names with determinable useful life of 2 years, $7.1 million was assigned to customer relationships with a determinable useful life of 18 years, and the remaining $3.5 million was assigned to other intangible assets with a weighted average useful life of 18.1 years. The goodwill from this acquisition is deductible for tax purposes.

Note 9 — Discontinued Operations and Assets Held for Sale

On February 2, 2010, as part of its commitment to concentrate on its core businesses, the Company sold all of the interest in its refrigerated truck bodies business for $20.3 million, which approximated book value.  The final purchase price is subject to adjustment based on working capital existing at the closing date.  In addition, certain indemnifications have been made to the buyer, which could possibly reduce the purchase price in subsequent periods.  The Company does not believe the impact of these issues will result in a material change to the purchase price.

In the second quarter of 2008, the Company announced its decision to pursue disposition of its on-highway friction and brake shoe business.  During the first quarter of 2009, the Company made the decision to exit, rather than sell, the on-highway friction and brake shoe business and dispose of the assets as part of a planned dissolution.

In the second quarter of 2007, the Company announced plans to exit the custom thermoset products molding operation (“thermoset molding operation”). The disposition of the thermoset molding operation was completed in 2008.

Total assets held for sale were as follows:

	March 31,	December 31,
In millions	2010	2009
Assets held for sale:
On-highway friction and brake shoe business	$0.3	$0.3
Thermoset molding operation	1.6	1.6
Total assets held for sale	$1.9	$1.9

The major classes of assets held for sale included in the Company’s Consolidated Balance Sheets were as follows:

	March 31,	December 31,
In millions	2010	2009
Assets held for sale:
Property, plant and equipment, net	$1.9	$1.9
Total non-current assets held for sale	1.9	1.9
Total assets held for sale	$1.9	$1.9

Net sales and income (loss) before income taxes from discontinued operations were as follows:

	Three Months Ended March 31,
In millions	2010	2009
Net sales:
Refrigerated truck bodies business	$4.6	$11.7
On-highway friction and brake shoe business	—	10.0
Net sales from discontinued operations	$4.6	$21.7

Income (loss) from discontinued operations:
Refrigerated truck bodies business	$0.3	$1.1
On-highway friction and brake shoe business	1.8	(9.7)
Thermoset molding operation	—	(0.1)
Automotive components	(0.1)	(0.1)
Systems and equipment	(0.1)	0.9
Income (loss) before income taxes from discontinued operations	$1.9	$(7.9)

Results of the on-highway friction and brake shoe business for the three months ended March 31, 2010 included a $2.1 million pretax gain on the sale of property.

Results for the three months ended March 31, 2009 included $6.0 million of pre-tax expenses related to the planned disposition of the on-highway friction and brake shoe business, including an inventory write-down of $3.4 million, property, plant and equipment impairment costs of $0.8 million and severance costs of $1.8 million.

Note 10 — Inventories

The Company is a diversified manufacturing entity comprised of multiple domestic and foreign operations manufacturing different products.  The First-in, First-out (“FIFO”) method was used to value inventories.

The components of inventories as of March 31, 2010 and December 31, 2009 were as follows:

	March 31,	December 31,
In millions	2010	2009
Finished goods	$205.6	$205.9
Work-in-process	31.6	29.3
Raw materials	120.6	120.5
Reserves and variances - net	(8.8)	(9.9)
Inventories	$349.0	$345.8

Note 11 — Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2010 were as follows:

	Construction	Engineered	Interconnect	FoodService	Specialty	Disc.
In millions	Materials	Trans. Solutions	Technologies	Products	Products	Ops	Total
Balance at January 1, 2010 *
Goodwill	$86.7	$170.5	$188.9	$60.4	$20.4	$38.2	$565.1
Accumulated impairment losses	—	(55.5)	—	—	(20.4)	(27.0)	(102.9)
	86.7	115.0	188.9	60.4	—	11.2	462.2
Goodwill written off related to sale of Business Unit	—	—	—	—	—	(11.2)	(11.2)
Currency translation	(0.4)	—	—	—	—	—	(0.4)
Goodwill	86.3	170.5	188.9	60.4	20.4	27.0	553.5
Accumulated impairment losses	—	(55.5)	—	—	(20.4)	(27.0)	(102.9)
Balance at March 31, 2010	$86.3	$115.0	$188.9	$60.4	$—	$—	$450.6

* January 1, 2010 figures have been restated to reflect the reclassification of the refrigerated truck bodies business to discontinued operations.

The Company’s other intangible assets at March 31, 2010 were as follows:

	Acquired	Accumulated	Net Book
In millions	Cost	Amortization	Value
Assets subject to amortization:
Patents	$9.0	$(7.8)	$1.2
Customer Relationships	147.3	(25.6)	121.7
Other	20.3	(4.3)	16.0
Assets not subject to amortization:
Trade names	20.9	—	20.9
Other intangible assets, net	$197.5	$(37.7)	$159.8

Estimated amortization expense for the remainder of 2010 and the next four years is as follows: $9.1 million remaining in 2010, $11.6 million in 2011, $10.4 million in 2012, $9.4 million in 2013 and $9.1 million in 2014.

The net book value of the Company’s Other intangible assets by reportable segment are as follows:

	March 31,	December, 31
In millions	2010	2009
Construction Materials	$17.3	$17.5
Engineered Transportation Solutions	6.0	6.7
Interconnect Technologies	93.3	94.7
FoodService Products	43.2	44.0
Total	$159.8	$162.9

Note 12 — Retirement Plans and Other Post-retirement Benefits

Components of net periodic benefit cost were as follows:

	Pension Benefits		Post-retirement Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
In millions	2010	2009	2010	2009
Service costs - benefits earned during the quarter	$1.4	$1.2	$—	$—
Interest cost on benefits earned in prior years	2.3	2.6	0.1	0.1
Expected return on plan assets	(3.2)	(3.1)	—	—
Amortization of:
Unrecognized net actuarial loss	0.6	0.3	—	—
Net periodic benefit costs	$1.1	$1.0	$0.1	$0.1

The Company made no contributions to the pension plans during the quarter ended March 31, 2010.  However, the Company expects to contribute approximately $4.0 million to the pension plans in 2010.

The Company maintains defined contribution plans to which it has contributed $2.6 million during the quarter ended March 31, 2010. Full year contributions are expected to approximate $10.4 million.

Note 13 — Other Long-Term Liabilities

The components of other long-term liabilities were as follows:

	March 31,	December 31,
In millions	2010	2009
Deferred taxes and other tax liabilities	$106.6	$103.2
Pension and other post-retirement obligations	17.4	16.8
Long-term warranty obligations	1.0	1.4
Other	3.5	3.7
Other long-term liabilities	$128.5	$125.1

Note 14 — Commitments and Contingencies

Extended Product Warranties

The Company offers various warranty programs on its installed roofing systems, braking products, truck trailers and foodservice equipment. The change in the Company’s aggregate product warranty liabilities were as follows:

	March 31,
In millions	2010	2009
Beginning reserve	$7.3	$7.2
Liabilities disposed of by sale	(0.6)	—
Current year provision	2.7	3.0
Current year claims	(2.7)	(2.8)
Ending reserve	$6.7	$7.4

The amount of extended product warranty revenues recognized was $3.8 million for both of the three months ended March 31, 2010 and 2009.

ETS U.S. Customs Matter

The Company received written correspondence from the U. S. Immigration and Customs Enforcement Office of Investigations (“ICE”) dated March 11, 2010 indicating that it initiated an investigation relating to the classification of certain rubber tires imported by its tire and wheel operation within the Engineered Transportation Solutions segment since 2004.  The Company has responded to ICE’s inquiry and continues to fully cooperate with ICE in responding to requests for additional information.  The Company has been separately working with U. S. Customs and Border Protection on this matter since late 2009 to properly classify its products.

At this time, the Company cannot predict or determine the outcome of this matter or reasonably estimate the amount of additional duties and/or civil or criminal fines or penalties, if any, owed as a result of this investigation.  In the opinion of management, the ultimate outcome of such actions will not have a material adverse effect on the consolidated financial position of the Company, but may have a material impact on the Company’s results of operations and cash flows for a particular period.

Note 15 - Segment Information

The Company manages and reports its results under the following segments:

•                  Construction Materials: the “construction materials” business;

•                  Engineered Transportation Solutions:  the “tire and wheel”, “industrial brake and friction”, and “power transmission belt” product lines;

•                  Interconnect Technologies:  the “interconnect technologies” business;

•                  Foodservice Products: the “foodservice products” business; and

•                  Specialty Products:  the “specialty trailer” business

Sales, EBIT, and assets of continuing operations by reportable segment are included in the following summary:

Three Months Ended March 31,	2010			2009 (2)
In millions	Sales(1)	EBIT	Assets	Sales(1)	EBIT	Assets
Construction Materials	$216.5	$19.3	$569.9	$207.6	$5.4	617.4
Engineered Transportation Solutions	212.1	13.6	614.0	204.0	16.2	635.3
Interconnect Technologies	61.9	7.8	396.9	43.9	4.0	321.9
FoodService Products	56.8	6.5	214.9	58.7	4.1	231.5
Specialty Products	14.7	(0.2)	34.2	17.1	(2.6)	54.0
Total Segments	562.0	47.0	1,829.9	531.3	27.1	1,860.1
Corporate	—	(8.4)	106.4	—	(7.7)	114.0
Total	$562.0	$38.6	$1,936.3	$531.3	$19.4	$1,974.1

(1) Excludes intersegment sales

(2) Prior year information has been revised as discussed in Note 2 to the Unaudited Consolidated Financial Statements

A reconciliation of assets reported above to total assets as presented on the Company’s Consolidated Balance Sheets is as follows:

March 31,
2010
Assets per table above	$1,936.3
Assets held for sale of discontinued operations	1.9
Total Assets per Consolidated Balance Sheet	$1,938.2

Note 16 - Income Taxes

The effective income tax rate on continuing operations for the three months ended March 31, 2010 was 37.3% compared to an effective income tax rate of 34.1% for the three months ended March 31, 2009.  The increase in the effective income tax rate during the first three months is primarily attributable to a prior year adjustment accounted for under a discrete basis in the first quarter of 2010.

Note 17 - Earnings Per Share

The following reflects the Income from continuing operations and share data used in the basic and diluted earnings per share computations using the two-class method:

	Three Months Ended
	March 31,
In millions, except share and per share amounts	2010	2009

Numerator:

Income from continuing operations	$23.0	$11.0
Less: dividends declared - common stock outstanding, unvested restricted shares and restricted share units	(9.8)	(9.5)
Undistributed earnings	13.2	1.5
Percent allocated to common shareholders (1)	98.9%	98.8%
	13.0	1.5
Add: dividends declared - common stock	9.8	9.4
Numerator for basic and diluted EPS	$22.8	$10.9

Denominator (in thousands):
Denominator for basic EPS: weighted-average common shares outstanding	60,706	60,568
Effect of dilutive securities:
Performance awards	102	—
Stock options	704	348
Denominator for diluted EPS: adjusted weighted average common shares outstanding and assumed conversion	61,512	60,916

Per share income from continuing operations:
Basic	$0.38	$0.18
Diluted	$0.37	$0.18

(1) Basic weighted-average common shares outstanding	60,706	60,568
Basic weighted-average common shares outstanding, unvested restricted shares expected to vest and restricted share units	61,412	61,279
Percent allocated to common shareholders	98.9%	98.8%

To calculate earnings per share for the Income (loss) from discontinued operations and for Net income, the denominator for both basic and diluted earnings per share is the same as used in the above table.  The Income (loss) from discontinued operations and Net income were as follows:

	Three Months Ended
	March 31,
In millions	2010	2009

Income (loss) from discontinued operations attributable to common shareholders for basic and diluted earnings per share	$1.2	$(4.4)

Net income attributable to common shareholders for basic and diluted earnings per share	$24.0	$6.5

Note 18 - Comprehensive Income

Total comprehensive income consisted of the following:

	Three Months Ended
	March 31,
In millions	2010	2009

Net income	$24.3	$6.6
Other comprehensive (loss) income:
Foreign currency translation, net of tax	(2.3)	(1.8)
Minimum pension liability, net of tax	0.4	0.2
Loss on hedging activities, net of tax	(0.1)	(0.1)
Other comprehensive (loss) income	(2.0)	(1.7)
Comprehensive income	$22.3	$4.9

Loss on hedging activities, net of tax included in other comprehensive (loss) income for the three months ended March 31, 2010 represented the amortization of a $5.6 million ($3.5 million, net of tax) gain in Accumulated other comprehensive loss resulting from the termination of treasury lock contracts on August 15, 2006.  At March 31, 2010, the Company had a remaining unamortized gain of $3.6 million ($2.2 million, net of tax) which is reflected in Accumulated other comprehensive loss on the Company’s Consolidated Balance Sheets. Approximately $0.4 million ($0.3 million, net of tax) is expected to be amortized to reduce Interest expense, net during the remainder of 2010.

Note 19 - Exit and Disposal Activities

The following table represents the effect of exit and disposal activities related to continuing operations on the Company’s Consolidated Statements of Earnings for the three months ended March 31, for 2010 and 2009, respectively:

	Three Months Ended March 31,
In millions	2010	2009
Cost of goods sold	$2.8	$0.3
Selling and administrative expenses	—	0.5
Research and development expenses	0.1	—
Other operating expense	—	2.9
Total exit and disposal costs	$2.9	$3.7

Exit and disposal activities by type of charge were as follows:

	Three Months Ended March 31,
In millions	2010	2009
Termination benefits	$1.9	$0.2
Contract termination costs	—	0.4
Fixed asset impairment	—	2.9
Other associated costs	1.0	0.2
Total exit and disposal costs	$2.9	$3.7

Exit and disposal accrual activities for the quarter ended March 31, 2010 were as follows:

In millions	Severance Costs	Contract Termination Costs	Other Associated Costs	Total
Balance at December 31, 2009	$3.5	$0.2	$2.2	$5.9
2010 charges to expense and adjustments	1.9	—	1.0	2.9
2010 usage	(0.2)	(0.2)	(2.2)	(2.6)
Balance at March 31, 2010	$5.2	$—	$1.0	$6.2

Exit and disposal activities by segment were as follows:

	Three Months Ended March 31,
In millions	2010	2009
Total by segment
Engineered Transportation Solutions	$2.3	$3.7
Interconnect Technologies	0.6	—
Total exit and disposal costs	$2.9	$3.7

Engineered Transportation Solutions — During the first three months of 2010, the Company had two consolidation projects underway within the Engineered Transportation Solutions segment in its continuing efforts to reduce costs and streamline its operations.  Descriptions of these projects are set forth below:

•                  In the third quarter of 2009, the Company announced plans to consolidate its tire manufacturing operations in Heflin, AL, Carlisle, PA, and portions of Buji, China into a new facility in Jackson, TN purchased in the third quarter of 2009. The consolidation of the tire manufacturing operations into Jackson, TN is expected to be substantially completed by the end of 2010.

•                  In the fourth quarter of 2009, the Company announced plans to close its friction product manufacturing facility in Logansport, IN and to consolidate operations into its locations in Hangzhou, China and Bloomington, IN.  This consolidation is expected to be completed in the third quarter of 2010.

The Company expects the total cost of these consolidation projects will be approximately $26.4 million, of which $10.9 million has been incurred through March 31, 2010, and $15.5 million is expected to be incurred in the remainder of 2010. The Company recorded $2.3 million of expense during the first quarter 2010 primarily consisting of employee termination costs and other relocation costs. Amounts expected to be incurred in the remainder of 2010 primarily relate to employee termination and other costs associated with the relocation of employees and equipment.

Included in Accrued expenses at March 31, 2010 was $5.4 million related to unpaid severance, moving and relocation and other costs for the above projects as well as other consolidation projects completed in 2009.

During the three months ended March 31, 2009, the Company recorded $3.7 million in exit and disposal costs, including $2.9 million in fixed asset impairment charges, primarily related to consolidation of its tire manufacturing operations in China completed in 2009.

Interconnect Technologies — In the fourth quarter of 2009, in efforts to reduce costs and streamline operations, the Company announced that it would consolidate its Vancouver, WA facility into its facilities in Long Beach, CA, Tukwila, WA, and Dongguan, China and close its Vancouver facility. This consolidation is expected to be completed by the third quarter of 2010.

The Company expects the total cost of this consolidation project will be approximately $4.6 million, of which $3.7 million has been incurred through March 31, 2010, and $0.9 million is expected to be incurred in the remainder of 2010. The Company recorded $0.6 million of expense during the first quarter 2010 primarily consisting of employee termination costs and other relocation costs. Amounts expected to be incurred in the remainder of 2010 relate primarily to employee termination, lease termination and other costs associated with the relocation of employees and equipment.

As of March 31, 2010, a $0.5 million liability exists for unpaid exit and disposal costs related to the consolidation of the Vancouver, WA facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Carlisle Companies Incorporated (“Carlisle”, the “Company”, “we” or “our”) is a diversified manufacturing company focused on achieving profitable growth internally through new product development and product line extensions, and externally through acquisitions that complement the Company’s existing technologies, products and market channels.  Carlisle manages its businesses under the following segments:

•                  Construction Materials: the “construction materials” business;

•                  Engineered Transportation Solutions: the “engineered transportation solutions” business, combining the “tire and wheel” product line, the “off-highway braking” product line and the “power transmission belt” product line;

•                  Interconnect Technologies: the “interconnect technologies” business;

•                  FoodService Products: the “foodservice products” business; and

•                  Specialty Products: the “specialty trailer” business.

While Carlisle has offshore manufacturing operations, the markets served by the Company are primarily in North America. Management focuses on maintaining a strong and flexible balance sheet, year-over-year improvement in sales, earnings before interest and income taxes (“EBIT”) margins and earnings, globalization, generating strong free cash flow from operations, and decreasing working capital as a percentage of sales.  Resources are allocated among the operating companies based on management’s assessment of their ability to obtain leadership positions and competitive advantages in the markets they serve.

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

For a more in-depth discussion of the results discussed in this “Executive Overview”, please refer to the discussion on “Financial Reporting Segments” presented later in “Management’s Discussion and Analysis”.

Net sales of $562.0 million for the three months ended March 31, 2010 represented a 5.8% increase from net sales of $531.3 million during the three months ended March 31, 2009.  Acquisitions in the Interconnect Technologies and Engineered Transportation Solutions segments contributed $16.2 million of additional sales in the current quarter as compared to the three months ended March 31, 2009.   Organic sales (defined as net sales excluding the impact of acquisitions and divestitures within the last twelve months as well as the impact of changes in foreign exchange rates) increased by 1.9% from the first quarter of the prior year, as a result of higher demand net of selling price decreases in the Construction Materials, Engineered Transportation Solutions and Interconnect Technologies segments.  The impact of foreign currency exchange rates on net sales was an increase of less than 1% in the first quarter of 2010.

EBIT in the first quarter of 2010 was $38.6 million, a 99% increase as compared to EBIT of $19.4 million reported in the first quarter of 2009.  With the exception of the Engineered Transportation Solutions segment, EBIT improved in all segments, primarily reflecting lower raw material costs, higher sales volumes and efficiencies gained through the Carlisle Operating System, partially offset by selling price reductions.

The Company’s effective tax rate for continuing operations of 37.3% for the first quarter 2010 compared to an effective tax rate of 34.1% for the first quarter 2009. The Company’s effective tax rate may vary from the statutory rate within the United States of 35% due primarily to the deduction attributable to U.S. production activities, state tax requirements, earnings in foreign jurisdictions taxed at rates different from the statutory U.S. federal rate, and tax credits.  Starting in 2010, the Company is subject to higher tax requirements for certain of its operations in China.

Income from continuing operations, net of tax was $23.0 million, or $0.37 per diluted share, for the three months ended March 31, 2010 and represented a 109% increase compared to income from continuing operations of $11.0 million, or $0.18 per diluted share, for the same period in 2009.

Sales and Earnings

Consolidated Results of Continuing and Discontinued Operations

Net sales of $562.0 million for the three months ended March 31, 2010 represented a 5.8% increase from net sales of $531.3 million during the three months ended March 31, 2009.  Acquisitions in the Interconnect Technologies and Engineered Transportation Solutions segments contributed $16.2 million of additional sales in the current quarter as compared to the three months ended March 31, 2009.   Organic sales increased by 1.9% from the first quarter of the prior year, reflecting a 6.5% increase due to higher volumes of products sold resulting from higher demand, partially offset by a 4.6% decrease due to selling price decreases primarily in the Construction Materials, Engineered Transportation Solutions and Interconnect Technologies segments.  The impact of foreign currency exchange rates on net sales was an increase of less than 1% in the first quarter of 2010.

Cost of goods sold of $448.4 million for the quarter ended March 31, 2010 increased $9.6 million, or 2.2% from $438.8 million in the first quarter of 2009, on an increase in net sales of 5.8%.  The increase in cost of goods sold was primarily attributable to costs of goods sold from acquisitions of $11.9 million, which was partially offset by lower raw material costs as compared to the first quarter 2009, which was impacted by higher raw material costs.

Gross margin (net sales less cost of goods sold expressed as a percent of net sales) increased from 17.4% in the first quarter of 2009 to 20.2% in the first quarter of 2010. The primary reasons for the margin improvement were lower raw material costs and efficiency gains from the Carlisle Operating System.

Selling and administrative expenses of $72.3 million for the quarter ended March 31, 2010 compared to expenses of $69.1 million for the quarter ended March 31, 2009, a 4.6% increase on higher net sales of 5.8%.  Selling and administrative expenses in the first quarter 2010 included $3.4 million of expenses from acquisitions in the Interconnect Technologies and Engineered Transportation Solutions segments.  As a percent of net sales, selling and administrative expenses were 12.9% and 13.0% for the three month periods ended March 31, 2010 and March 31, 2009, respectively.

Gain related to fire settlement of $2.5 million for the quarter ended March 31, 2009 reflects insurance recoveries on inventory less associated losses resulting from a fire which destroyed the Company’s tire manufacturing facility in Bowden, GA in November, 2008.

Other income, net of $1.8 million for the quarter ended March 31, 2010 compared to Other expense, net of $2.1 million for the quarter ended March 31, 2009.  Results for 2010 include a $1.1 million pre-tax gain in the Specialty Products segment on the sale of its plant in Brookville, PA, which was closed in 2009.  Results for 2009 include $2.9 million in asset impairment charges related to plant restructuring in the Engineered Transportation Solutions segment.

EBIT in the first quarter of 2010 was $38.6 million, a 99% increase from EBIT of $19.4 million reported in the first quarter of 2009.  With the exception of the Engineered Transportation Solutions segment, EBIT improved in all segments, primarily reflecting lower raw material costs, higher sales volumes and efficiencies gained through the Carlisle Operating System, partially offset by selling price reductions.  Costs related to plant consolidations in the first quarter 2010 of $2.9 million compared to plant consolidation costs of $3.7 million in the same period in 2009. As a percent of sales, EBIT was 6.9% in the first quarter of 2010, up from 3.7% in the first quarter of 2009.

Income from continuing operations, net of tax was $23.0 million, or $0.37 per diluted share, for the three months ended March 31, 2010, up 109% compared to income from continuing operations of $11.0 million, or $0.18 per diluted share for the same period in 2009.

Income from discontinued operations, net of tax, for the three months ended March 31, 2010 of $1.3 million compared to a loss from discontinued operations, net of tax, of $4.4 million for the same period in 2009.   During the first quarter of 2010, the Company recognized an after-tax gain of $1.3 million on the sale of real estate from its former on-highway friction and brake shoe business.  In the first quarter of 2010, the Company also sold its interest in the refrigerated truck bodies business for approximately book value.  During the first quarter of 2009, the Company made the decision to exit the on-highway friction and brake shoe business and incurred an after-tax loss of $3.7 million related to the dissolution of this business.

Net income of $24.3 million, or $0.39 per diluted share, for the quarter ended March 31, 2010 compared to net income of $6.6 million, or $0.11 per diluted share, for the quarter ended March 31, 2009.

Acquisitions

On October 1, 2009, the Company acquired the remaining 51% interest in Japan Power Brake, Inc. (“JPB”), a leading provider of high performance braking solutions for off-highway equipment, primarily in the mining and construction industries in Japan for a purchase price of approximately $4.2 million. JPB is located in Atsugi, Japan and is under the management direction of the Engineered Transportation Solutions segment.

On October 1, 2009, the Company acquired 100% of the equity of Electronic Cable Specialists (“ECS”), a leading provider of electrical and structural products and services for the aviation, medical and industrial markets, for a purchase price of approximately $42.4 million. ECS is located in Franklin, WI and is under the management direction of the Interconnect Technologies segment.

On September 18, 2009, the Company acquired the assets of Jerrik, Inc. (“Jerrik”), a recognized leader in the design and manufacture of highly engineered military and aerospace filter connections, for a purchase price of approximately $33 million.  Jerrik is located in Tempe, AZ and is under the management direction of the Interconnect Technologies segment.

Financial Reporting Segments

The following table summarizes segment net sales and EBIT.  The amounts for each segment should be referred to in conjunction with the applicable discussion below.

In millions,	Three Months Ended		Increase
except percentages	March 31,		(Decrease)
	2010	2009	Amount	Percent
Net Sales
Construction Materials	$216.5	$207.6	$8.9	4%
Engineered Transportation Solutions	212.1	204.0	8.1	4%
Interconnect Technologies	61.9	43.9	18.0	41%
FoodService Products	56.8	58.7	(1.9)	-3%
Specialty Products	14.7	17.1	(2.4)	-14%
	$562.0	$531.3	$30.7	6%

Earnings Before Interest and Income Taxes
Construction Materials	$19.3	$5.4	$13.9	257%
Engineered Transportation Solutions	13.6	16.2	(2.6)	-16%
Interconnect Technologies	7.8	4.0	3.8	95%
FoodService Products	6.5	4.1	2.4	59%
Specialty Products	(0.2)	(2.6)	2.4	92%
Total Segment EBIT	47.0	27.1	19.9	73%
Corporate	(8.4)	(7.7)	(0.7)	-9%
Total	$38.6	$19.4	$19.2	99%

Construction Materials

Net sales in the Construction Materials segment during the first quarter 2010 increased 4.3% to $216.5 million from $207.6 million during the same period of the prior year. The improvement in sales was due primarily to an 11.5% increase in the volume of products sold reflecting higher demand in the Company’s commercial reroofing and international markets, which was partially offset by selling price decreases of 7.3% and lower demand in the insulation product line.

Segment EBIT during the first quarter 2010 was $19.3 million compared to $5.4 million in the first quarter 2009, an increase of 257%.  EBIT margins (EBIT expressed as percentage of net sales) increased from 2.6% in 2009 to 8.9% in the current year. The improvement was attributable to lower raw material costs as compared to the first quarter of 2009. EBIT improvement was also attributable to higher sales volume, reduced operating costs and efficiency gains from the Carlisle Operating System, and improved overhead absorption resulting from higher production levels. Partially offsetting the favorable impact of these items in the first quarter of 2010 was a 7.3% decrease in selling prices as compared to the first quarter of 2009.

Net sales and EBIT are generally higher for this segment in the second and third quarters of the year due to increased construction activity during these periods. The Company has seen recent improvement in demand in the reroofing market, but continues to face many uncertainties in the coming year, including those regarding the economic recovery and the continued lack of financing for new construction, which could impede improvement in demand.  In addition, recent trends indicate raw material costs could continue to escalate, and while the Company will attempt to recover these additional costs through price increases or surcharges, the success of those actions is unknown.

Engineered Transportation Solutions

Net sales in the Engineered Transportation Solutions segment during the first quarter 2010 of $212.1 million increased by 4.0% from net sales of $204.0 million in the first quarter of 2009.  A 3.4% decrease in selling prices was offset by a 5.0% increase in the volume of product sold.  Sales from the acquisition of Japan Power Brake contributed $1.5 million to net sales in the first quarter of 2010.  Higher volumes in the power-transmission belt products line, and higher volumes of high-speed trailer and power-sports products sold through the replacement market, were offset by lower sales volumes in the outdoor power equipment market.

Segment EBIT during the first quarter 2010 declined by 16% to $13.6 million from income of $16.2 million in the first quarter of 2009.  EBIT margin fell to 6.4% in the first quarter of 2010, down from 7.9% in the first quarter of 2009.   The decrease in EBIT margin in 2010 was primarily due to reduced selling prices which were lowered in 2009 in response to competitive pricing actions.  Plant restructuring expenses in the first quarter of 2010 of $2.3 million compared to restructuring expenses of $3.7 million in 2009.

EBIT margin in the first quarter of 2009 was favorably impacted by a $2.5 million gain from insurance recoveries that was the result of insurance recoveries related to a fire at the Company’s facility in Bowdon, GA, which occurred in November 2008. For more information see Note 4 to the Unaudited Consolidated Financial Statements.

During the first three months of 2010, the Company had two consolidation projects underway within the Engineered Transportation Solutions segment in its continuing efforts to reduce costs and streamline its operations.  Descriptions of these projects are set forth below:

•                  In the third quarter of 2009, the Company announced plans to consolidate its tire manufacturing operations in Heflin, AL, Carlisle, PA, and portions of Buji, China into a new facility in Jackson, TN that was purchased in the third quarter of 2009. The consolidation of the tire manufacturing operations into Jackson, TN is expected to be substantially completed by the end of 2010.

•                  In the fourth quarter of 2009, the Company announced plans to close its friction product manufacturing facility in Logansport, IN and to consolidate operations into its locations in Hangzhou, China and Bloomington, IN.  This consolidation is expected to be completed in the third quarter of 2010.

The Company expects the total cost of these consolidation projects will be approximately $26.4 million, of which $10.9 million has been incurred through March 31, 2010, and $15.5 million is expected to be incurred in the remainder of 2010. The Company recorded $2.3 million of expense during the first quarter 2010 primarily consisting of employee termination costs and other relocation costs. Amounts expected to be incurred in the remainder of 2010 primarily relate to employee termination and other costs associated with the relocation of employees and equipment.

Cost savings related to these consolidations, primarily resulting from the reduction of operating costs, are expected to approximate $20 million per year by 2012. An estimated $3 million is expected to be realized in 2010, and an additional $8 million is expected to be realized in 2011.

Net sales and EBIT are generally higher in the first half of the year due to peak sales volumes in the outdoor power equipment market.  Recent trends indicate a significant rise in the costs of the Company’s key raw materials, most notably synthetic rubber, natural rubber, and hot rolled steel sheet.  While the

Company plans to increase prices to offset the impact of higher raw material costs, it is unknown to what extent these pricing actions will hold.

The restructuring activities within the tire and wheel business to consolidate manufacturing facilities and to start-up a manufacturing facility in Jackson, TN could cause disruptions to customers and employee dissatisfaction. The Company could also be negatively impacted by cost and availability of shipping channels and the amount of time required to ship product manufactured in China.

In addition, the Company could be negatively impacted by the U.S Customs Matter described in Note 14 of the Notes to the Unaudited Consolidated Financial Statements in Item 1.

Interconnect Technologies

Net sales in the Interconnect Technologies segment during the first quarter 2010 increased 41% to $61.9 million from $43.9 million in the first quarter of 2009.  The acquisitions of Jerrik and ECS contributed $14.7 million, or 33%, in net sales in the current quarter.  Organic sales increased by 7.5% in the first three months of 2010, primarily on higher sales in the aerospace market, which grew 16% in the current-year quarter reflecting increased activity relating to the Boeing 787 program.  The increase within the aerospace market was partially offset by a 25% sales decline in the test and measurement market reflecting lower sales volumes due to soft demand.

Segment EBIT during the first quarter 2010 increased 95% to $7.8 million from $4.0 million in the first quarter of 2009. EBIT margins increased from 9.1% in the first quarter of 2009 to 12.6% in the first quarter of 2010. The improvement in EBIT margin was primarily due to higher sales volume and efficiencies gained through the Carlisle Operating System.

In the fourth quarter of 2009, in efforts to reduce costs and streamline operations, the Company announced that it would consolidate its Vancouver, WA facility into its facilities in Long Beach, CA, Tukwila, WA, and Dongguan, China and close its Vancouver facility. This consolidation is expected to be completed by the third quarter of 2010.

The Company expects the total cost of this consolidation project will be approximately $4.6 million, of which $3.7 million has been incurred through March 31, 2010, and $0.9 million is expected to be incurred in the remainder of 2010. The Company recorded $0.6 million of expense during the first quarter 2010 primarily consisting of employee termination costs and other relocation costs. Amounts expected to be incurred in the remainder of 2010 relate primarily to employee termination, lease termination and other costs associated with the relocation of employees and equipment.

Cost savings related to these consolidations, primarily resulting from the reduction of operating costs, are expected to approximate $3.2 million per year, of which an estimated $1.9 million will be realized in 2010.

With the acquisitions of Jerrik and ECS, ramp-up of the Boeing 787 program and growth prospects of the markets served by this segment, the long-term outlook for this segment remain favorable. However, potential cancelations in new airplane manufacturing schedules and the impact of potential defense budget cuts could negatively impact future growth opportunities.

FoodService Products

Net sales of $56.8 million for the three months ended March 31, 2010, decreased 3.2% as compared to net sales of $58.7 million in 2009.  Sales declines in the healthcare market, primarily reflecting lower rethermalization sales and the temporary loss of a supplier, were partially offset by increases in the foodservice and janitorial/sanitation product lines, on increased U.S. demand for supplies replacement and strengthening sales in international markets as the Company expands its distribution network in those markets.

Segment EBIT during the first quarter 2010 of $6.5 million represented an increase of 59% over prior year EBIT of $4.1 million. As a percent of sales, EBIT margins increased to 11.4% from 7.0% in 2009. The improvement in margins was due primarily to lower raw material costs, which partially reflected sourcing initiatives and efficiency gains from the Carlisle Operating System.

The foodservice products business is generally not subject to seasonal demand. Recent trends suggest demand in the foodservice and healthcare markets may be improving; however, a down-turn in economic conditions may negatively affect customer spending and demand in this segment. Additionally, there is uncertainty regarding raw materials prices, which could negatively impact EBIT in future periods.

Specialty Products

Net sales in the first quarter of 2010 declined 14% to $14.7 million from $17.1 million in the first quarter of 2009.  Reduced demand and price decreases in response to competitive quotes contributed to the year-over-year sales decline.  Lower units shipped in the first half of the quarter, reflecting reduced customer spending, were partially offset by an increase in units shipped in the last half of the quarter, primarily in the construction and material hauling product lines, reflecting increased activity throughout the industry.

Segment EBIT improved from a loss of $2.6 million in the first quarter of 2009 to a loss of $0.2 million in the first quarter of 2010.  The reduction in first quarter EBIT loss was primarily attributable to cost reduction efforts in response to lower sales volume and a $1.1 million pre-tax gain on the sale of the Company’s Brookville, PA plant, which was closed in 2009.

While recent trends indicate demand may be beginning to grow within the end markets served by this industry, lack of credit availability and existing trailer surplus could continue to negatively impact customer spending.  In addition, increased demand from end markets could result in increased steel prices.  The Company will attempt to offset any increase in the cost of its raw materials through price increases or surcharges.

The specialty trailer business is generally not subject to seasonal demand.

On February 2, 2010, the Company sold all of its interest in the refrigerated truck bodies business.  As a result of the sale, current year and prior year results for this business, which were previously reported within the Specialty Products segment, have been moved to Discontinued Operations.

Corporate expense

Corporate expense of $8.4 million for the first quarter of 2010 compared with $7.7 million for the first quarter 2009.  As a percent of net sales, corporate expenses were 1.5% in the first quarter of 2010, which compared to 1.4% in the first quarter of 2009.

Liquidity and Capital Resources

Sources and Uses of Cash

	Three Months Ended March 31,
In millions	2010	2009
Net cash (used in) provided by operating activities	$(16.9)	$63.5
Net cash provided by (used in) investing activities	17.0	(9.5)
Net cash used in financing activities	(9.3)	(37.2)
Effect of exchange rate changes on cash	(0.5)	(0.2)
Change in cash and cash equivalents	$(9.7)	$16.6

Net cash used in operating activities was $16.9 million for the three months ended March 31, 2010, compared to net cash provided by operating activities of $63.5 million for the three months ended March 31, 2009. Cash used for working capital and other assets and liabilities was $56.7 million for the three months ended March 31, 2010, which compared to cash provided of $39.0 million for the three months ended March 31, 2009.  The increase in cash used for working capital was primarily due to an increase in accounts receivable which reflected increased sales. The net usage of cash was partially offset by an improvement in net income to $24.3 million for the three months ended March 31, 2010 from $6.6 million for the three months ended March 31, 2009.

Cash provided by investing activities was $17.0 million for the three months ended March 31, 2010, compared to cash used of $9.5 million for the first three months of 2009. Capital expenditures were $8.4 million in the first three months of 2010 compared to capital expenditures of $10.3 million in the first three months of 2009. Proceeds from the sale of the refrigerated truck bodies business on February 2, 2010 were $20.3 million.

In the first quarter of 2009, activities commenced on the consolidation of three tire manufacturing operations into a new facility in Jackson, TN. Total cash expenditures associated with this project are expected to approximate $67 million, of which $48 million relate to the purchase of the facility and investment in equipment. The remainder will be used to cover relocation and severance costs. Through March 31, 2010, approximately $12 million of cash had been used.

Cash used by financing activities of $9.3 million for the three months ended March 31, 2010 primarily reflects the payment of dividends. Cash used by financing activities of $37.2 million for the three months ended March 31, 2009 included a reduction in borrowings under the revolving credit facility and securitization facility and the payment of dividends.

Debt Instruments, Guarantees and Covenants

At March 31, 2010 the Company had $466 million available under its $500 million revolving credit facility. The revolving credit facility provides for grid-based interest pricing based on the credit rating of the Company’s senior unsecured bank debt or other unsecured senior debt and the Company’s utilization of the facility. The facility requires the Company to meet various restrictive covenants and limitations including certain net worth, cash flow ratios and limits on outstanding debt balances held by certain subsidiaries.  The Company was in compliance with all covenants and limitations in 2010 and 2009.

The Company also maintains a $55 million uncommitted line of credit, all of which was available at March 31, 2010.

New Accounting Pronouncements

There are currently no accounting standards that have been issued that will have a significant impact on the Company’s financial position, results of operations and cash flows upon adoption.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements are made based on known events and circumstances at the time of publication, and as such, are subject in the future to unforeseen risks and uncertainties. It is possible that the Company’s future performance may differ materially from current expectations expressed in these forward-looking statements, due to a variety of factors such as: increasing price and product/service competition by foreign and domestic competitors, including new entrants; technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; the Company’s mix of products/services; increases in raw material costs which cannot be recovered in product pricing; domestic and foreign governmental and public policy changes including environmental regulations; threats associated with and efforts to combat terrorism; protection and validity of patent and other intellectual property rights; the successful identification and integration of the Company’s strategic acquisitions; the cyclical nature of the Company’s businesses; and the outcome of pending and future litigation and governmental proceedings. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions including interest rate and currency exchange rate fluctuations. Further, any conflict in the international arena may adversely affect the general market conditions and the Company’s future performance. The Company undertakes no duty to update forward-looking statements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes in the Company’s market risk for the period ended March 31, 2010. For additional information, refer to Item 7A of the Company’s 2009 Annual Report on Form 10-K.

Item 4. Controls and Procedures

(a) Under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation and as of March 31, 2010, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective.

(b) There were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.                Legal Proceedings

ETS U.S. Customs Matter

The Company received written correspondence from the U. S. Immigration and Customs Enforcement Office of Investigations (“ICE”) dated March 11, 2010 indicating that it initiated an investigation relating to the classification of certain rubber tires imported by its tire and wheel operation within the Engineered Transportation Solutions segment since 2004.  The Company has responded to ICE’s inquiry and continues to fully cooperate with ICE in responding to requests for additional information.  The Company has been separately working with U. S. Customs and Border Protection on this matter since late 2009 to properly classify its products.

At this time, the Company cannot predict or determine the outcome of this matter or reasonably estimate the amount of additional duties and/or civil or criminal fines or penalties, if any, owed as a result of this investigation.  In the opinion of management, the ultimate outcome of such actions will not have a material adverse effect on the consolidated financial position of the Company, but may have a material impact on the Company’s results of operations for a particular period.

Item 6.                Exhibits

(10.1)	Form of Performance Share Agreement

(10.2)	Carlisle Companies Incorporated Nonqualified Deferred Compensation Plan

(10.3)	Carlisle Companies Incorporated Nonqualified Benefit Plan Trust

(12)	Ratio of Earnings to Fixed Charges

(31.1)	Rule 13a-14(a)/15d-14(a) Certifications

(31.2)	Rule 13a-14(a)/15d-14(a) Certifications

(32)	Section 1350 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Carlisle Companies Incorporated

April 27, 2010
	By:	/s/ Steven J. Ford
Name: Steven J. Ford
Title: Vice President and Chief Financial Officer