Form 10-Q
period 2010-06-30
CARLISLE COMPANIES INC
filed 2010-07-27
CIK 790051

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

Shares of common stock outstanding at July 21, 2010: 60,979,072

Part I. Financial Information

Item 1.Financial Statements

Carlisle Companies Incorporated

Unaudited Consolidated Statements of Earnings

	Second Quarter		Six Months Ended
(Dollars in millions, except per share amounts)	2010	2009*	2010	2009*

Net sales	$709.4	$636.7	$1,271.4	$1,168.0

Cost and expenses:
Cost of goods sold	562.8	491.3	1,011.2	930.1
Selling and administrative expenses	76.5	74.4	148.8	143.5
Research and development expenses	6.5	4.0	11.0	8.3
Gain related to fire settlement	—	(24.5)	—	(27.0)
Other (income) expense, net	(0.6)	6.6	(2.3)	8.8

Earnings before interest and income taxes	64.2	84.9	102.7	104.3

Interest expense, net	1.8	2.3	3.7	5.0
Income before income taxes	62.4	82.6	99.0	99.3

Income tax expense	23.5	25.4	37.2	31.1
Income from continuing operations, net of tax	38.9	57.2	61.8	68.2

Discontinued operations
Income (loss) from discontinued operations	(0.6)	(1.3)	1.4	(9.2)
Income tax expense (benefit)	(0.3)	0.4	0.4	(3.1)
Income (loss) from discontinued operations, net of tax	(0.3)	(1.7)	1.0	(6.1)
Net income	$38.6	$55.5	$62.8	$62.1

Basic earnings per share attributable to common shares
Income from continuing operations, net of tax	$0.63	$0.93	$1.00	$1.11
Income (loss) from discontinued operations, net of tax	—	(0.02)	0.02	(0.10)
Basic earnings per share	$0.63	$0.91	$1.02	$1.01

Diluted earnings per share attributable to common shares
Income from continuing operations, net of tax	$0.62	$0.93	$0.99	$1.11
Income (loss) from discontinued operations, net of tax	—	(0.03)	0.02	(0.10)
Diluted earnings per share	$0.62	$0.90	$1.01	$1.01

Dividends declared and paid per share	$0.160	$0.155	$0.320	$0.310

*	Amounts for the three and six months ended June 30, 2009 have been revised as discussed in Note 2 to the Unaudited Consolidated Financial Statements.

See accompanying notes to these Unaudited Consolidated Financial Statements

Carlisle Companies Incorporated

Consolidated Balance Sheets

	June 30,	December 31,
(Dollars in millions, except share and per share amounts)	2010	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$96.6	$96.3
Receivables, less allowance of $9.3 in 2010 and $7.9 in 2009	414.5	292.5
Inventories	363.2	345.8
Deferred income taxes	42.0	37.8
Prepaid expenses and other current assets	24.9	27.4
Total current assets	941.2	799.8

Property, plant and equipment, net of accumulated depreciation of $544.1 in 2010 and $522.4 in 2009	474.9	482.6

Other assets:
Goodwill, net	449.8	462.2
Other intangible assets, net	156.8	162.9
Investments and advances to affiliates	0.3	0.3
Other long-term assets	4.8	4.4
Non-current assets held for sale	1.9	1.9
Total other assets	613.6	631.7

TOTAL ASSETS	$2,029.7	$1,914.1

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$207.3	$135.7
Accrued expenses	143.0	148.1
Deferred revenue	16.8	17.3
Total current liabilities	367.1	301.1

Long-term liabilities:
Long-term debt	156.2	156.1
Deferred revenue	115.1	113.2
Other long-term liabilities	121.5	125.1
Total long-term liabilities	392.8	394.4

Shareholders’ equity:
Preferred stock, $1 par value per share. Authorized and unissued 5,000,000 shares	—	—
Common stock, $1 par value per share. Authorized 100,000,000 shares; 78,661,248 shares issued; 60,978,972 outstanding in 2010 and 60,645,653 outstanding in 2009	78.7	78.7
Additional paid-in capital	86.0	73.9
Cost of shares of treasury - 17,682,276 shares in 2010 and 18,015,595 shares in 2009	(222.0)	(223.6)
Accumulated other comprehensive loss	(40.3)	(34.7)
Retained earnings	1,367.4	1,324.3
Total shareholders’ equity	1,269.8	1,218.6

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,029.7	$1,914.1

See accompanying notes to Unaudited Consolidated Financial Statements

Carlisle Companies Incorporated

Unaudited Consolidated Statements of Cash Flows

For the Six Months ended June 30, 2010 and 2009

(Unaudited)

	June 30,
(Dollars in millions)	2010	2009

Operating activities
Net income	$62.8	$62.1
Reconciliation of net income to cash flows from operating activities:
Depreciation	30.2	29.0
Amortization	6.1	5.3
Non-cash compensation	7.2	7.7
Earnings in equity investments	—	(0.2)
Gain on sale of property and equipment, net	(3.6)	(0.5)
Loss on writedown of assets	—	10.5
Deferred taxes	(7.1)	3.6
Change in tax benefits from stock-based compensation	(1.5)	0.3
Foreign exchange (gain) loss	(1.2)	0.3
Changes in assets and liabilities, excluding effects of acquisitions and divestitures:
Current and long-term receivables	(123.5)	6.5
Inventories	(24.0)	129.5
Accounts payable and accrued expenses	70.7	(13.7)
Income taxes	4.9	24.8
Long-term liabilities	(0.1)	4.8
Other operating activities	(0.4)	(1.0)
Net cash provided by operating activities	20.5	269.0

Investing activities
Capital expenditures	(31.6)	(20.1)
Proceeds from sale of property and equipment	5.2	2.6
Proceeds from sale of business	20.3	—
Other investing activities	(0.2)	0.5
Net cash used in investing activities	(6.3)	(17.0)

Financing activities
Net change in short-term borrowings and revolving credit lines	(0.1)	(211.9)
Dividends	(19.7)	(19.0)
Treasury shares and stock options, net	5.0	(0.2)
Change in tax benefits from stock-based compensation	1.5	(0.3)
Net cash used in financing activities	(13.3)	(231.4)

Effect of exchange rate changes on cash	(0.6)	0.3
Change in cash and cash equivalents	0.3	20.9
Cash and cash equivalents
Beginning of period	96.3	42.7
End of period	$96.6	$63.6

See accompanying notes to Unaudited Consolidated Financial Statements

Notes to the Unaudited Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by Carlisle Companies Incorporated (the “Company” or “Carlisle”) in accordance and consistent with the accounting policies stated in the Company’s 2009 Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements in Part II, Item 8 of the Company’s 2009 Annual Report on Form 10-K.  The unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States and, of necessity, include some amounts that are based upon management estimates and judgments.  Actual results could differ from current estimates.  The unaudited consolidated financial statements include assets, liabilities, revenues, and expenses of all majority-owned subsidiaries.  Intercompany transactions and balances are eliminated in consolidation.

Note 2 — Reclassifications and Revisions

Certain reclassifications and revisions have been made to prior period information to conform to the current year presentation as follows:

•                  The Consolidated Statements of Earnings for the quarter and six-month period ended June 30, 2009 have been revised to reflect the presentation of Earnings before interest and income taxes (“EBIT”).

•                  The Consolidated Statements of Earnings for the three and six-month periods ended June 30, 2009 have been revised to reflect the reclassification of the power transmission product line from discontinued operations to continuing operations and to reflect the classification of the Johnson Truck Bodies business as a discontinued operation. See Note 9 for additional information regarding discontinued operations.

•                  The segment disclosures for the three and six-month periods ended June 30, 2009 in Note 15 have been revised to reflect the formation in the fourth quarter of 2009 of the Engineered Transportation Solutions segment that combined the previous tire and wheel, industrial brake and friction and the power transmission product lines; the classification of the power transmission product line as a continuing operation and its associated assets as held and used; the classification of the Johnson Truck Bodies business as a discontinued operation; and the use of EBIT as the measure of segment profitability.

Note 3 - New Accounting Pronouncements

New accounting standards adopted

There were no accounting standards adopted in the first six months of 2010 and 2009.

New accounting standards issued but not yet adopted

There are currently no accounting standards that have been issued, but not yet adopted, that are expected to have a significant impact on the Company’s financial position, results of operations and cash flows upon adoption.

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

Note 5 - Borrowings

At June 30, 2010, the fair value of the Company’s par value $150 million, 6.125% senior notes due 2016, using Level 2 inputs, is approximately $169 million. The fair value of the Company’s senior notes is based on current market interest rates and the Company’s estimated credit spread available for financings with similar terms and maturities.

Note 6 - Fair Value Measurements

Recurring Fair Value Measurements

The fair value of the Company’s assets and liabilities measured at fair value on a recurring basis were as follows:

	Balance at June 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
In millions	2010	Level 1	Level 2	Level 3

Cash and cash equivalents	$96.6	$96.6	$—	$—

Nonrecurring Fair Value Measurements

For the three and six-month periods ended June 30, 2010 there were no nonrecurring fair value measurements.  For the three and six-month periods ended June 30, 2009, the Company measured certain non-financial assets at fair value on a nonrecurring basis.  These measurements were based on management’s decision to consolidate certain manufacturing facilities within the Engineered Transportation Solutions, Specialty Products and Interconnect Technologies segments. Refer to Note 19 for further information regarding exit and disposal activity.

Within the tire and wheel product line of the Engineered Transportation Solutions segment, property, plant and equipment relating to facilities in Carlisle, PA, Heflin, AL and Buji, China with a carrying amount of $2.8 million were written down to a fair value of zero, resulting in an impairment charge of $2.8 million, which was included in other (income) expense, net for the three and six-month periods ended June 30, 2009.  This fair value measurement of the impaired assets was based on Level 3 inputs.  The Level 3 inputs reflected management’s determination that impaired leasehold improvements assets could not be transferred upon consolidation of operations into the new facility in Jackson, TN.  In addition, it was management’s determination that machinery and equipment subject to the impairment charge was estimated to have zero net realizable value based on current utility.  Also, during the six month period ended June 30, 2009, within the tire and wheel product line of the Engineered Transportation Solutions segment, property, plant and equipment with a carrying amount of $2.9 million were written down to a fair value of zero, resulting in an impairment charge of $2.9 million, which was included in other (income) expense, net. The fair value determination was based upon Level 3 inputs reflecting management’s determination of the net realizable value of the assets. Such assets primarily reflected leasehold improvements in its Buji, China operations that could not be transferred upon consolidation of production into Meizhou, China.

Within the Specialty Products segment, property, plant and equipment relating to the closure of the facility in Brookville, PA with a carrying amount of $5.6 million were written down to a fair value of $1.8 million, resulting in an impairment charge of $3.8 million, which was included in other (income) expense, net for the three months ended June 30, 2009.  A fair value measurement of $1.6 million for land, building and leasehold improvements, which resulted in an impairment charge of $3.3 million, was based on Level 2 inputs.  The land and building were subsequently sold in the first half of 2010 for $2.7 million resulting in a gain of $1.1 million.  A fair value measurement of $0.2 million for machinery and equipment, which resulted in a $0.5 million impairment charge, was based on Level 3 inputs reflecting management’s determination of the net realizable value of the assets.

Within the Interconnect Technologies segment, property consisting of leasehold improvements with a carrying amount of $0.3 million was written down to a fair value of zero, resulting in an impairment charge of $0.3 million which was included in other operating expense for the three months ended June 30, 2009.  The fair value measurement was based upon Level 3 inputs which reflected management’s determination that the leasehold improvements in the Company’s Kent, WA facility would not have any transferrable value upon consolidation of operating activities into another Company facility in Tukwila, WA.

Note 7 — Stock-Based Compensation

During the three and six month period ended June 30, 2010 and 2009, the Company expensed stock-based compensation awards under the 2004 Executive Incentive Program and the 2005 Nonemployee Director Equity Plan. A detailed description of the awards under these plans is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Stock-Based Compensation Expense

Compensation expense recorded for all of the Company’s share-based compensation plans during the second quarter and first six months of 2010 and 2009 was as follows:

	Second Quarter		First Six Months
(in millions, except per share amounts)	2010	2009	2010	2009
Pre-tax compensation expense	$3.6	$4.5	$7.2	$7.8

After-tax compensation expense	$2.3	$2.9	$4.7	$5.1

Impact on diluted EPS	$0.04	$0.05	$0.08	$0.08

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

The Company initially granted performance shares in the first quarter of 2010.  The performance shares vest based on the employee rendering three years of service to the Company, and the attainment of a market condition over the performance period, which is based on the Company’s relative total shareholder return versus the S&P Midcap 400 Index® over a pre-determined time period as determined by the Compensation Committee of the Board of Directors.  The grant date fair value of the 2010 performance shares was estimated using a Monte-Carlo simulation approach.  Such approach entails the use of assumptions regarding the future performance of the Company’s stock and those of the peer group of companies.  Those assumptions include expected volatility, risk-free interest rates, correlation coefficients and dividend reinvestment.  Dividends accrue on the performance shares during the performance period and are to be paid in cash based upon the number of awards ultimately earned.

There were no additional grants of stock-based compensation awarded in the second quarter of 2010.

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

On September 18, 2009, the Company acquired the assets of Jerrik, Inc. (“Jerrik”), a recognized leader in the design and manufacture of highly engineered military and aerospace filtered connectors, for approximately $33 million. The acquisition expands the Company’s range of products serving the defense and aerospace markets. The acquisition will allow for reduction of expenses through consolidation of certain sales, general and administrative functions and through in-house production of certain components, which were previously purchased by Jerrik from third parties. Jerrik is located in Tempe, AZ and is under the management direction of the Interconnect Technologies segment. The purchase price allocation resulted in current assets of $7.9 million; property, plant and equipment of $1.8 million; goodwill of $13.7 million; identified intangible assets of $10.8 million; and current liabilities of $1.2 million. Of the $10.8 million of acquired intangible assets, $0.2 million was assigned to trade names with determinable useful life of 2 years, $7.1 million was assigned to customer relationships with a determinable useful life of 18 years, and the remaining $3.5 million was assigned to other intangible assets with a weighted average useful life of 18.1 years. The goodwill from this acquisition is deductible for tax purposes.

Note 9 — Discontinued Operations and Assets Held for Sale

On February 2, 2010, as part of its commitment to concentrate on its core businesses, the Company sold all of the interest in its refrigerated truck bodies business for $20.3 million, which approximated book value.  The final purchase price is subject to a working capital adjustment and certain indemnifications made to the buyer, which could affect the purchase price in subsequent periods.  The Company does not believe any such adjustments will result in a material change to the purchase price.

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

The remaining assets as of December 31, 2009 and June 30, 2010 represent land and building formerly occupied by the on-highway friction and brake shoe, and thermoset molding operations.

Net sales and income (loss) before income taxes from discontinued operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2010	2009	2010	2009
Net sales:
Refrigerated truck bodies business	$—	$11.8	$4.6	$23.5
On-highway friction and brake shoe business	—	7.2	—	17.1
Net sales from discontinued operations	$—	$19.0	$4.6	$40.6

Income (loss) from discontinued operations:
Refrigerated truck bodies business	$(0.2)	$0.9	$0.1	$2.0
On-highway friction and brake shoe business	(0.3)	(2.1)	1.6	(11.8)
Thermoset molding operation	—	—	—	(0.1)
Automotive components	—	—	(0.1)	(0.1)
Systems and equipment	(0.1)	(0.1)	(0.2)	0.8
Income (loss) before income taxes from discontinued operations	$(0.6)	$(1.3)	$1.4	$(9.2)

Results of the on-highway friction and brake shoe business for the six months ended June 30, 2010 included a $2.1 million pretax gain on the sale of property.

Results for the six months ended June 30, 2009 included $6.0 million of pre-tax expenses related to the planned dissolution of the on-highway friction and brake shoe business, including an inventory write-down of $3.4 million, property, plant and equipment impairment costs of $0.8 million and severance costs of $1.8 million.

Note 10 — Inventories

The Company is a diversified manufacturer comprised of multiple domestic and foreign operations manufacturing different products.  The First-in, First-out (“FIFO”) method is used to value inventories.

The components of inventories as of June 30, 2010 and December 31, 2009 were as follows:

	June 30,	December 31,
In millions	2010	2009
Finished goods	$213.8	$205.9
Work-in-process	31.3	29.3
Raw materials	123.4	120.5
Reserves and variances - net	(5.3)	(9.9)
Inventories	$363.2	$345.8

Note 11 — Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill as of June 30, 2010 were as follows:

	Construction	Engineered	Interconnect	FoodService	Specialty	Disc.
In millions	Materials	Trans. Solutions	Technologies	Products	Products	Ops	Total
Balance at January 1, 2010 *
Goodwill	$86.7	$170.5	$188.9	$60.4	$20.4	$38.2	$565.1
Accumulated impairment losses	—	(55.5)	—	—	(20.4)	(27.0)	(102.9)
	86.7	115.0	188.9	60.4	—	11.2	462.2
Goodwill written off related to sale of Business Unit	—	—	—	—	—	(11.2)	(11.2)
Currency translation	(1.2)	—	—	—	—	—	(1.2)
Goodwill	85.5	170.5	188.9	60.4	20.4	27.0	552.7
Accumulated impairment losses	—	(55.5)	—	—	(20.4)	(27.0)	(102.9)
Balance at June 30, 2010	$85.5	$115.0	$188.9	$60.4	$—	$—	$449.8

* January 1, 2010 figures have been restated to reflect the reclassification of the refrigerated truck bodies business to discontinued operations.

The Company’s other intangible assets at June 30, 2010 were as follows:

	Acquired	Accumulated	Net Book
In millions	Cost	Amortization	Value
Assets subject to amortization:
Patents	$9.0	$(7.8)	$1.2
Customer Relationships	147.3	(28.0)	119.3
Other	20.3	(4.9)	15.4
Assets not subject to amortization:
Trade names	20.9	—	20.9
Other intangible assets, net	$197.5	$(40.7)	$156.8

Estimated amortization expense for the remainder of 2010 and the next four years is as follows: $6.1 million remaining in 2010, $11.6 million in 2011, $10.4 million in 2012, $9.4 million in 2013 and $9.1 million in 2014.

The net book value of the Company’s Other intangible assets by reportable segment are as follows:

	June 30,	December 31,
In millions	2010	2009

Construction Materials	$17.0	$17.5
Engineered Transportation Solutions	5.5	6.7
Interconnect Technologies	91.8	94.7
FoodService Products	42.5	44.0
Total	$156.8	$162.9

Note 12 — Retirement Plans and Other Post-retirement Benefits

Components of net periodic benefit cost were as follows:

	Pension and Other Post-retirement Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2010	2009	2010	2009
Service costs - benefits earned during the quarter	$1.3	$1.2	$2.7	$2.5
Interest cost on benefits earned in prior years	2.4	2.6	4.8	5.3
Expected return on plan assets	(3.2)	(3.0)	(6.4)	(6.1)
Amortization of:
Unrecognized net actuarial loss	0.7	0.2	1.3	0.5
Prior service costs	—	—	0.1	—
Net periodic benefit costs	$1.2	$1.0	$2.5	$2.2

The Company made contributions of $2.0 million to the pension plans during the quarter ended June 30, 2010.  The Company expects to contribute approximately $4.0 million to the pension plans in 2010.

The Company maintains defined contribution plans to which it has contributed $4.9 million during the six months ended June 30, 2010. Full year contributions are expected to approximate $9.8 million.

Note 13 — Other Long-Term Liabilities

The components of other long-term liabilities were as follows:

	June 30,	December 31,
In millions	2010	2009
Deferred taxes and other tax liabilities	$101.1	$103.2
Pension and other post-retirement obligations	15.9	16.8
Long-term warranty obligations	1.0	1.4
Other	3.5	3.7
Other long-term liabilities	$121.5	$125.1

Note 14 — Commitments and Contingencies

Extended Product Warranties

The Company offers various warranty programs on its installed roofing systems, braking products, aerospace cables and assemblies, truck trailers and foodservice equipment. The change in the Company’s aggregate product warranty liabilities were as follows:

	June 30,
In millions	2010	2009
Beginning reserve	$7.3	$7.2
Liabilities disposed of by sale	(0.6)	—
Current year provision	4.7	5.9
Current year claims	(5.5)	(5.3)
Ending reserve	$5.9	$7.8

The amount of extended product warranty revenues recognized was $4.0 million and $3.9 million for the second quarter of 2010 and 2009, respectively and $7.8 million and $7.7 million for the first six months of 2010 and 2009, respectively.

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

•                  Interconnect Technologies:  the “interconnect technologies” business;

•                  Foodservice Products: the “foodservice products” business; and

•                  Specialty Products:  the “specialty trailer” business

Sales, EBIT, and assets of continuing operations by reportable segment are included in the following summary:

Second Quarter	2010		2009 (2)
In millions	Sales(1)	EBIT	Sales(1)	EBIT
Construction Materials	$345.8	$51.3	$314.4	$50.7
Engineered Transportation Solutions	218.2	9.2	197.8	39.0
Interconnect Technologies	62.4	6.0	39.1	2.7
FoodService Products	61.3	6.3	64.0	5.9
Specialty Products	21.7	0.2	21.4	(3.3)
Total Segments	709.4	73.0	636.7	95.0
Corporate	—	(8.8)	—	(10.1)
Total	$709.4	$64.2	$636.7	$84.9

First Six Months	2010			2009 (2)
In millions	Sales(1)	EBIT	Assets	Sales(1)	EBIT	Assets
Construction Materials	$562.3	$70.6	$657.9	$522.1	$56.1	$656.8
Engineered Transportation Solutions	430.4	22.8	606.9	401.8	55.2	569.7
Interconnect Technologies	124.2	13.8	396.2	83.0	6.8	312.6
FoodService Products	118.0	12.7	212.0	122.7	10.0	226.1
Specialty Products	36.5	—	39.0	38.4	(6.0)	43.6
Total Segments	1,271.4	119.9	1,912.0	1,168.0	122.1	1,808.8
Corporate	—	(17.2)	115.8	—	(17.8)	92.9
Total	$1,271.4	$102.7	$2,027.8	$1,168.0	$104.3	$1,901.7

(1) Excludes intersegment sales

(2) Prior year information has been revised as discussed in Note 2 to the Unaudited Consolidated Financial Statements

A reconciliation of assets reported above to total assets as presented on the Company’s Consolidated Balance Sheets is as follows:

June 30,
2010
Assets per table above	$2,027.8
Assets held for sale of discontinued operations	1.9
Total Assets per Consolidated Balance Sheet	$2,029.7

Note 16 - Income Taxes

The effective income tax rate on continuing operations for the six months ended June 30, 2010 was 37.6% compared to an effective income tax rate of 31.3% for the six months ended June 30, 2009.  The variation in the effective income tax rate during the six months is attributable to an increase in the tax rate imposed on offshore earnings and sunset of favorable US tax provisions.

Note 17 - Earnings Per Share

The following reflects the Income from continuing operations and share data used in the basic and diluted earnings per share computations using the two-class method:

	Second Quarter		Six Months
In millions, except share and per share amounts	2010	2009	2010	2009

Numerator:

Income from continuing operations	$38.9	$57.2	$61.8	$68.2
Less: dividends declared - common stock outstanding, unvested restricted shares and restricted share units	(9.9)	(9.5)	(19.7)	(19.0)
Undistributed earnings	29.0	47.7	42.1	49.2
Percent allocated to common shareholders (1)	98.9%	98.9%	98.9%	98.9%
	28.7	47.2	41.6	48.7
Add: dividends declared - common stock	9.8	9.4	19.5	18.8
Numerator for basic and diluted EPS	$38.5	$56.6	$61.1	$67.5

Denominator (in thousands):
Denominator for basic EPS: weighted-average common shares outstanding	60,832	60,584	60,811	60,576
Effect of dilutive securities:
Performance awards	102	—	102	—
Stock options	752	342	765	440
Denominator for diluted EPS: adjusted weighted average common shares outstanding and assumed conversion	61,686	60,926	61,678	61,016

Per share income from continuing operations:
Basic	$0.63	$0.93	$1.00	$1.11
Diluted	$0.62	$0.93	$0.99	$1.11

(1) Basic weighted-average common shares outstanding	60,832	60,584	60,811	60,576
Basic weighted-average common shares outstanding, unvested restricted shares expected to vest and restricted share units	61,511	61,264	61,495	61,256
Percent allocated to common shareholders	98.9%	98.9%	98.9%	98.9%

To calculate earnings per share for the Income (loss) from discontinued operations and for Net income, the denominator for both basic and diluted earnings per share is the same as used in the above table.  The Income (loss) from discontinued operations and Net income were as follows:

	Second Quarter		Six Months
In millions	2010	2009	2010	2009

Income (loss) from discontinued operations attributable to common shareholders for basic and diluted earnings per share	$(0.3)	$(1.7)	$1.0	$(6.1)

Net income attributable to common shareholders for basic and diluted earnings per share	$38.2	$54.9	$62.1	$61.4

Note 18 - Comprehensive Income

Total comprehensive income consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2010	2009	2010	2009

Net income	$38.6	$55.5	$62.8	$62.1
Other comprehensive (loss) income:
Foreign currency translation, net of tax	(3.9)	6.2	(6.2)	4.5
Accrued post-retirement benefit liability, net of tax	0.3	0.2	0.7	0.3
Loss on hedging activities, net of tax	—	(0.1)	(0.1)	(0.2)
Other comprehensive (loss) income	(3.6)	6.3	(5.6)	4.6
Comprehensive income	$35.0	$61.8	$57.2	$66.7

Loss on hedging activities, net of tax included in Other comprehensive (loss) income for the three and six months ended June 30, 2010 represented the amortization of a $5.6 million ($3.5 million, net of tax) gain in Accumulated other comprehensive loss resulting from the termination of treasury lock contracts on August 15, 2006.  At June 30, 2010, the Company had a remaining unamortized gain of $3.5 million ($2.2 million, net of tax) which is reflected in Accumulated other comprehensive loss on the Company’s Consolidated Balance Sheets. Approximately $0.3 million ($0.2 million, net of tax) is expected to be amortized to reduce Interest expense, net during the remainder of 2010.

Note 19 - Exit and Disposal Activities

The following table represents the effect of exit and disposal activities related to continuing operations on the Company’s Consolidated Statements of Earnings for the three and six months ended June 30, for 2010 and 2009, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2010	2009	2010	2009
Cost of goods sold	$3.3	$2.2	$6.1	$2.5
Selling and administrative expenses	0.6	0.7	0.6	1.2
Research and development expenses	0.1	—	0.2	—
Other operating expense	—	6.9	—	9.8
Total exit and disposal costs	$4.0	$9.8	$6.9	$13.5

Exit and disposal activities by type of charge were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2010	2009	2010	2009
Termination benefits	$1.3	$1.2	$3.2	$1.4
Contract termination costs	—	0.6	—	1.0
Fixed asset impairment	—	6.9	—	9.8
Other associated costs	2.7	1.1	3.7	1.3
Total exit and disposal costs	$4.0	$9.8	$6.9	$13.5

Exit and disposal accrual activities for the six months ended June 30, 2010 were as follows:

In millions	Severance Costs	Contract Termination Costs	Other Associated Costs	Total
Balance at December 31, 2009	$3.5	$0.2	$2.2	$5.9
2010 charges to expense and adjustments	3.2	—	3.7	6.9
2010 usage	(1.7)	(0.2)	(4.6)	(6.5)
Balance at June 30, 2010	$5.0	$—	$1.3	$6.3

Exit and disposal activities by segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2010	2009	2010	2009
Total by segment
Engineered Transportation Solutions	$3.6	$4.7	$5.9	$8.4
Interconnect Technologies	0.4	0.8	1.0	0.8
Specialty Products	—	3.8	—	3.8
Total segment costs	4.0	9.3	6.9	13.0
Corporate	—	0.5	—	0.5
Total exit and disposal costs	$4.0	$9.8	$6.9	$13.5

Engineered Transportation Solutions — During the first six months of 2010, the Company had two consolidation projects underway within the Engineered Transportation Solutions segment in its continuing efforts to reduce costs and streamline its operations.  Descriptions of these projects are set forth below:

•                  In the third quarter of 2009, the Company announced plans to consolidate its tire manufacturing operations in Heflin, AL, Carlisle, PA, and portions of Buji, China into a new facility in Jackson, TN purchased in the third quarter of 2009. The consolidation of the tire manufacturing operations into Jackson, TN is expected to be substantially completed by the end of 2010.

•                  In the fourth quarter of 2009, the Company announced plans to close its friction product manufacturing facility in Logansport, IN and to consolidate operations into its locations in Hangzhou, China and Bloomington, IN.  This consolidation is expected to be completed by the end of 2010.

The Company expects the total cost of these consolidation projects will be approximately $26.9 million, of which $14.4 million has been incurred through June 30, 2010, and $12.5 million is expected to be incurred in the remainder of 2010. The Company recorded $5.9 million of expense during the first six months of 2010 primarily consisting of employee termination costs and other relocation costs. Amounts expected to be incurred in the remainder of 2010 primarily relate to employee termination and other costs associated with the relocation of employees and equipment.

Included in Accrued expenses at June 30, 2010 was $5.9 million related to unpaid severance, moving and relocation and other costs for the above projects as well as other consolidation projects completed in 2009.

During the three and six months ended June 30, 2009, the Company recorded $4.7 million and $8.4 million in exit and disposal costs, respectively, including $2.8 million in fixed asset impairment charges during the second quarter of 2009 related to the Jackson consolidation and a total of $5.7 million in fixed asset impairment charges for plant restructurings in the six months ended June 30, 2009.

Interconnect Technologies — In the fourth quarter of 2009, in efforts to reduce costs and streamline operations, the Company announced that it would consolidate its Vancouver, WA facility into its facilities in Long Beach, CA, Tukwila, WA, and Dongguan, China and close its Vancouver facility. This consolidation is expected to be completed by the third quarter of 2010.

The Company expects the total cost of this consolidation project will be approximately $4.4 million, of which $4.1 million has been incurred through June 30, 2010, and $0.3 million is expected to be incurred in the remainder of 2010. The Company recorded $1.0 million of expense during the first six months of 2010 primarily consisting of employee termination costs and other relocation costs. Amounts expected to be incurred in the remainder of 2010 relate primarily to employee termination, lease termination and other costs associated with the relocation of employees and equipment.

As of June 30, 2010, a $0.4 million liability exists for unpaid exit and disposal costs related to the consolidation of the Vancouver, WA facility.

Specialty Products — In the second quarter of 2009, the Company announced plans to consolidate its Brookville, PA facility into the operations located in Mitchell, SD and West Fargo, ND, and recorded $3.8 million in fixed asset impairment charges.  Included in these charges was the land and building which was sold in the first half of 2010 for a gain of $1.1 million.  Refer to note 6 for more detail on the impairment charges.

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

•                  Interconnect Technologies: the “interconnect technologies” business;

•                  FoodService Products: the “foodservice products” business; and

•                  Specialty Products: the “specialty trailer” business.

While Carlisle has offshore manufacturing operations, the markets served by the Company are primarily in North America. Management focuses on maintaining a strong and flexible balance sheet, year-over-year improvement in sales, earnings before interest and income taxes (“EBIT”), globalization, generating strong cash flow from operations, and decreasing working capital as a percentage of sales.  Resources are allocated among the operating companies based on management’s assessment of their ability to obtain leadership positions and competitive advantages in the markets they serve.

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

Net sales increased 11% in the second quarter of 2010, and 8.9% in the first half of 2010 as compared to the same periods in 2009.  Excluding the impact of acquisitions and foreign exchange, net sales grew 8.6% in the second quarter of 2010 and 5.6% in the first half of 2010 as compared to the same periods in 2009.  Organic growth was primarily driven by increased sales volumes across all segments with the exception of the Foodservice Products segment.  Partially offsetting volume growth during these periods was a decline in selling prices, primarily occurring within the Construction Materials segment.

EBIT of $64.2 million was 24% lower in the second quarter of this year as compared to EBIT of $84.9 million in the second quarter of last year, which included a $24.5 million gain resulting from a fire insurance recovery.   Offsetting the positive impact on EBIT in the second quarter of higher sales volumes, lower plant and corporate restructuring costs, and reduced operating costs attributed to efficiencies gained through the implementation of COS, were higher raw material costs and lower selling prices which, although relatively level from the first quarter of 2010, declined in comparison to the prior year period.

EBIT for the six months ended June 30, 2010 of $102.7 million was lower than EBIT of $104.3 million for the six months ended June 30, 2009 primarily as a result of the aforementioned fire insurance gain, which was $27.0 million in the first half of 2009.  This and the negative impact of higher raw material costs and lower selling prices were significantly offset by increased sales volumes, lower plant and corporate restructuring costs, and lower operating costs attributed to the implementation of COS.

Many of Carlisle’s segments have experienced increased demand in the first half of this year.  The Company expects moderate sales growth for the remainder of the year; however uncertainty regarding higher raw material costs, economic recovery and credit availability remains, which could place negative pressure on EBIT in future periods.

The Company’s effective tax rate for continuing operations was significantly higher in the three and six months ended June 30, 2010 as compared to those periods in 2009, primarily as a result of higher tax requirements for certain of its operations in China.

Sales and Earnings

Consolidated Results of Continuing and Discontinued Operations

Net sales of $709.4 million for the three months ended June 30, 2010 represented an 11% increase from net sales of $636.7 million during the three months ended June 30, 2009.  Acquisitions in the Interconnect Technologies and Engineered Transportation Solutions segments contributed $15.7 million of additional sales in the current quarter as compared to the three months ended June 30, 2009.   Organic sales increased by 8.6% from the second quarter of the prior year, reflecting growth primarily in the Construction Materials, Engineered Transportation Solutions and Interconnect Technologies segments, offset by a decline in the Foodservice Products segment.  Among all segments, a 10.8% increase due to higher sales volumes resulting from higher demand was partially offset by a 1.9% decrease due to lower selling price which occurred primarily in the Construction Materials segment.

Net sales of $1.27 billion for the six months ended June 30, 2010, increased 8.9% from net sales of $1.17 billion in the six months ended June 30, 2009.  Acquisitions in the Interconnect Technologies and Engineered Transportation Solutions segments contributed $31.9 million of additional sales in the first six months of the current year as compared to the same period of 2009.  For the first six months of the year, organic sales increased by 5.6% from the prior year period, reflecting sales growth in the Construction Materials, Engineered Transportation Solutions and Interconnect Technologies segments, offset by declines in the Foodservice Products and Specialty Products segments.  Among all segments, an 8.9% increase due to higher sales volumes resulting from higher demand was partially offset by a 3.2% decrease in selling prices which occurred in all segments with the exception of Interconnect Technologies.

Cost of goods sold of $562.8 million for the quarter ended June 30, 2010 increased $71.5 million, or 15% from $491.3 million in the second quarter of 2009, on an increase in net sales of 11%.  The increase in cost of goods sold as compared to the second quarter of 2009 was primarily attributable to costs of goods sold from acquisitions of $11.1 million, increased manufacturing costs resulting from organic sales growth of 8.6% as well as increased pricing for raw materials, offset by efficiencies obtained through the Carlisle Operating System.

Cost of goods sold of $1.01 billion for the six months ended June 30, 2010, increased $81.1 million, or 8.7%, as compared to cost of goods sold of $930.1 million during the prior year period, on increased sales of 8.9%.  The increase in cost of goods sold was primarily attributable to costs of goods sold from acquisitions of $23.0 million, increased manufacturing costs resulting from organic sales growth of 5.6% as well as increased pricing for raw materials, offset by efficiencies obtained through the Carlisle Operating System.

Gross margin (net sales less cost of goods sold expressed as a percent of net sales) decreased from 22.8% in the second quarter of 2009 to 20.7% in the second quarter of 2010.  The gross margin reduction resulted from selling price decreases primarily in the Construction Materials segment and increased raw material costs, primarily in the Construction Materials and Engineered Transportation Solutions segments.  Offsetting these impacts were efficiency gains from the Carlisle Operating System.  Gross margin improved slightly from 20.4% in the six months ended 2009 to 20.5% in the six months ended 2010.

Selling and administrative expenses of $76.5 million for the quarter ended June 30, 2010 were $2.1 million higher than $74.4 million for the quarter ended June 30, 2009, a 2.8% increase on higher net sales of 11.4%.  Selling and administrative expenses in the second quarter of 2010 included $2.8 million of expenses from acquisitions in the Interconnect Technologies and Engineered Transportation Solutions segments.  Selling and administrative expenses in the second quarter of 2009 included $1.7 million of corporate restructuring charges. Selling related expenses increased due to higher sales volume; however, as a percent of net sales, selling and administrative expenses decreased from 11.7% in the second quarter of 2009 to 11% in the second quarter of 2010.

Selling and administrative expenses of $148.8 million for the six months ended June 30, 2010, were $5.3 million higher than the $143.5 million in the six months ended June 30, 2009, a 3.7% increase on higher net sales of 8.9%.  Selling and administrative expenses in the second quarter of 2010 included $6.2 million of expenses from acquisitions in the Interconnect Technologies and Engineered Transportation Solutions segments.  As noted above, results in the prior year period included $1.7 million of corporate restructuring charges.  Selling related expenses increased due to higher sales volume; however, as a percent of net sales, selling and administrative expenses decreased from 12.3% in the first six months of 2009 to 11.7% in the first six months of 2010.

Gain related to fire settlement of $24.5 million and $27.0 million for the three and six months ended June 30, 2009, respectively, reflects insurance recoveries on inventory less associated losses resulting from a fire which destroyed the Company’s tire manufacturing facility in Bowden, GA in November of 2008.

Other income, net of $0.6 million for the quarter ended June 30, 2010 compared to other expense, net of $6.6 million for the quarter ended June 30, 2009.  Results for 2009 include $6.9 million in asset impairment charges related to plant restructurings primarily in the Engineered Transportation Solutions and Specialty Products segments.

Other income, net of $2.3 for the six months ended June 30, 2010 includes a $1.1 million pre-tax gain in the Specialty Products segment on the sale of its plant in Brookville, PA, which was closed in 2009, and net foreign exchange gains.  Other expense, net of $8.8 million in the first six months of 2009 included $9.8 million in asset impairment charges related to plant restructurings in the Engineered Transportation Solutions and Specialty Products segments.

EBIT in the second quarter of 2010 was $64.2 million, a 24% decline as compared to EBIT of $84.9 million for the second quarter of 2009.  The reduction of EBIT was primarily the result of a gain of $24.5 million from a fire insurance recovery in the second quarter of 2009.  EBIT in the second quarter of 2010 was negatively impacted by higher raw materials costs and lower selling prices which, although relatively level from the first quarter of 2010, declined in comparison to the prior year period.  Partially offsetting these impacts were higher sales volumes, reduction in operating costs attributable to efficiencies gained through the Carlisle Operating System and a year-over-year decrease in plant and corporate restructuring charges from $11.0 million in the three months ended June 30, 2009 to $4.0 million in the three months ended June 30, 2010.

EBIT for the six months ended June 30, 2010 of $102.7 million compared to EBIT of $104.3 million for the six months ended June 30, 2009.  The reduction of EBIT was primarily the result of a gain of $27.0 million from a fire insurance recovery which occurred in the first half of 2009.  EBIT was also negatively impacted in 2010 by higher raw materials costs and selling prices that were lower than the prior year, primarily during the first quarter of 2010.  Significantly offsetting these impacts were higher sales volumes, improvements in operating costs attributable to efficiencies gained through the Carlisle Operating System and a year-over-year decrease in plant and corporate restructuring charges from $14.7 million in the first half of 2009 to $6.9 million in the first half of 2010.

Interest expense, net was $1.8 million for the quarter ended June 30, 2010, compared to interest expense, net of $2.3 million for the quarter ended June 30, 2009.  Interest expense, net for the six months ended June 30, 2010, was $3.7 million compared to $5.0 million in the prior year period.  The reduction in interest expense for both the three and six months ended June 30, 2010 reflected lower outstanding debt levels in comparison to the respective prior year periods.

Income tax expense was $23.5 million for the quarter ended June 30, 2010, compared to income tax expense of $25.4 million for the quarter ended June 30, 2009, reflecting an effective tax rate of 37.7% in the second quarter of 2010 versus an effective rate of 30.8% for the second quarter of 2009.  For the six months ended June 30, income tax expense of $37.2 million and $31.1 million for 2010 and 2009, respectively, reflected an effective tax rate of 37.6% in 2010 and an effective rate of 31.3% in 2009.  The Company’s effective tax rate varies from the statutory rate within the United States of 35% due primarily to the deduction attributable to U.S. production activities, state tax requirements, earnings in foreign jurisdictions taxed at rates different from the statutory U.S. federal rate, and tax credits.  During 2010, the Company has been subject to higher tax requirements for certain of its operations in China.

Income from continuing operations, net of tax was $38.9 million, or $0.62 per diluted share, for the three months ended June 30, 2010, down 32% compared to income from continuing operations, net of tax of $57.2 million, or $0.93 per diluted share for the same period in 2009.  Results for the prior year quarter included an after-tax gain of $15.2 million, or $0.25 per diluted share, related to insurance recoveries.  Second quarter of 2010 results included after-tax expense of $2.4 million, or $0.04 per diluted share in plant restructuring charges, versus 2009 after-tax expense of $8.3 million, or $0.14 per diluted share, related to asset impairment and restructuring charges.

Income from continuing operations, net of tax was $61.8 million, or $0.99 per diluted share, for the six months ended June 30, 2010, compared to income from continuing operations, net of tax of $68.2 million, or $1.11 per diluted share for the same period in 2009.  Prior year results included an after-tax gain of $16.8 million, or $0.27 per diluted share, related to insurance recoveries.  Results for the first half of 2010 included after-tax expense of $4.4 million, or $0.07 per diluted share in plant restructuring charges, versus 2009 after-tax expense of $11.9 million, or $0.19 per diluted share, related to asset impairment and restructuring charges.

Loss from discontinued operations, net of tax, for the three months ended June 30, 2010 was $0.3 million, which compared to a loss from discontinued operations, net of tax, of $1.7 million, or $0.03 per diluted share, for the same period in 2009.  The loss from discontinued operations for the second quarter of 2009 includes expenses connected with the exit of the Motion Control business, which was announced in April of 2009.

Income from discontinued operations, net of tax, for the six months ended June 30, 2010, was $1.0 million, or $0.02 per diluted share, which compared to a loss from discontinued operations, net of tax, of $6.1 million, or $0.10 per diluted share for the same period in 2009.  During the first quarter of 2010, the Company recognized an after-tax gain of $1.3 million on the sale of real estate from its former on-highway friction and brake shoe business.  In the first quarter of 2010, the Company also sold its interest in the refrigerated truck bodies business for approximately book value.  The loss from discontinued operations for the first six months of 2009 includes after-tax severance, asset write-down and impairment charges of $3.7 million related to the exit of the Motion Control business.

Net income of $38.6 million, or $0.62 per diluted share, for the quarter ended June 30, 2010 compared to net income of $55.5 million, or $0.90 per diluted share, for the quarter ended June 30, 2009.  Net income of $62.8 million, or $1.01 per diluted share, for the six months ended June 30, 2010 compared to net income of $62.1 million, or $1.01 per diluted share, for the six months ended June 30, 2009.

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

On September 18, 2009, the Company acquired the assets of Jerrik, Inc. (“Jerrik”), a recognized leader in the design and manufacture of highly engineered military and aerospace filtered connectors, for a purchase price of approximately $33 million.  Jerrik is located in Tempe, AZ and is under the management direction of the Interconnect Technologies segment.

Financial Reporting Segments

The following table summarizes segment net sales and EBIT.  The amounts for each segment should be referred to in conjunction with the applicable discussion below.

			Increase				Increase
In millions,	Second Quarter		(Decrease)		Six Months		(Decrease)
except percentages	2010	2009	Amount	Percent	2010	2009	Amount	Percent
Net Sales
Construction Materials	$345.8	$314.4	$31.4	10%	$562.3	$522.1	$40.2	8%
Engineered Transportation Solutions	218.2	197.8	20.4	10%	430.4	401.8	28.6	7%
Interconnect Technologies	62.4	39.1	23.3	60%	124.2	83.0	41.2	50%
FoodService Products	61.3	64.0	(2.7)	-4%	118.0	122.7	(4.7)	-4%
Specialty Products	21.7	21.4	0.3	1%	36.5	38.4	(1.9)	-5%
	$709.4	$636.7	$72.7	11%	$1,271.4	$1,168.0	$103.4	9%

Earnings Before Interest and Income Taxes
Construction Materials	$51.3	$50.7	$0.6	1%	$70.6	$56.1	$14.5	26%
Engineered Transportation Solutions	9.2	39.0	(29.8)	-76%	22.8	55.2	(32.4)	-59%
Interconnect Technologies	6.0	2.7	3.3	122%	13.8	6.8	7.0	103%
FoodService Products	6.3	5.9	0.4	7%	12.7	10.0	2.7	27%
Specialty Products	0.2	(3.3)	3.5	106%	—	(6.0)	6.0	100%
Total Segment EBIT	73.0	95.0	(22.0)	-23%	119.9	122.1	(2.2)	-2%
Corporate	(8.8)	(10.1)	1.3	13%	(17.2)	(17.8)	0.6	3%
Total	$64.2	$84.9	$(20.7)	-24%	$102.7	$104.3	$(1.6)	-2%

Construction Materials

Net sales in the Construction Materials segment during the second quarter of 2010 increased 10% to $345.8 million from $314.4 million during the same period of the prior year. Primarily driven by higher demand for in the commercial reroofing business, the improvement in sales was due primarily to a 14% increase in sales volumes across all product lines with the exception of the Insulfoam product line which reflected continued lower demand for new residential construction.  Selling prices for the Company’s product lines during the second quarter of 2010, though fairly level with the first quarter of 2010, were 4.4% lower in comparison to the prior year.

Net sales of $522.1 million for the first six months of 2009 increased by 7.7% to $562.3 million for the first six months of 2010, reflecting a 13% increase in sales volumes partially offset by a 5.6% reduction in selling prices.

Segment EBIT during the second quarter of 2010 was $51.3 million compared to $50.7 million in the second quarter of 2009.  EBIT margins (EBIT expressed as percentage of net sales) decreased from 16.1% in 2009 to 14.8% in the current year. The reduction was attributable to a 4.4% decrease in selling prices as well as higher raw material costs as compared to the second quarter of 2009. Partially offsetting these items were higher sales volume, improved overhead absorption from increased production and efficiency gains from the Carlisle Operating System.

Segment EBIT during the first six months of 2010 increased by 26% to $70.6 million from $56.1 million in the comparative prior year period.    EBIT margins increased from 10.7% in 2009 to 12.6% in the current year. The increase was attributable to higher sales volume, improved overhead absorption resulting from higher production levels and efficiency gains from the Carlisle Operating System, partially offset by a 5.6% decrease in selling prices as compared to the first half of 2009.  Lower raw material costs experienced during the first quarter of 2010 were offset by higher raw material costs experienced in the second quarter of 2010.

Net sales and EBIT are generally higher for this segment in the second and third quarters of the year due to increased construction activity during these periods. The Company has seen continued improvement in demand in the reroofing market, but continues to face many uncertainties in the remainder of the year, including those regarding the economic recovery and the continued lack of financing for new construction, which could impede improvement in demand.  Raw material costs remain at levels higher than the prior year and there is continued uncertainty in the raw material environment.  Furthermore, attempts to recover additional raw material costs through price increases or surcharges may be subject to significant price competition.

Engineered Transportation Solutions

Net sales in the Engineered Transportation Solutions segment during the second quarter of 2010 of $218.2 million increased by 10% from net sales of $197.8 million in the second quarter of 2009.  Sales from the acquisition of Japan Power Brake contributed $2.1 million to net sales in the second quarter of 2010. Organic sales increases reflected a 7.1% increase in sales volumes and a 1.4% increase in selling prices, which were raised during the first quarter of 2010 in response to higher raw material pricing.   The growth in organic sales reflected sales increases of 53% and 24% in its heavy duty brake and friction, and power transmission product lines, respectively.  With respect to the tire product line, growth in the outdoor power equipment market was offset by declines in agriculture, construction and power sports markets.  These markets experienced lower demand from original equipment manufacturers offset by replacement channel growth.

Net sales of $401.8 million for the first six months of 2009 increased by 7.1% to $430.4 million for the first six months of 2010.  Sales from Japan Power Brake contributed $3.6 million to net sales in the first half of 2010.  Organic sales increases reflected a 6.0% increase in sales volumes, partially offset by a 1.1% decrease in selling prices. The growth in organic sales reflected sales increases of 21% and 18% in its heavy duty brake and friction, and power transmission product lines, respectively.

Segment EBIT during the second quarter of 2010 declined to $9.2 million from income of $39.0 million in the second quarter of 2009.  EBIT margin was 4.2% in the second quarter of 2010, as compared to 19.7% in the second quarter of 2009.   The reduction in EBIT in 2010 was primarily due to a gain of $24.5 million from a fire insurance recovery which occurred in 2009 as well as higher raw material costs experienced in 2010, partially offset by higher sales volumes.  During the second quarter of 2010, the Company experienced significant increases on some of its key raw materials, in particular natural rubber, synthetic rubber and hot rolled steel sheet. In addition, the Company has been addressing issues with production inefficiencies related to the consolidation of its Buji and Meizhou, China tire plants, which were consolidated in 2009. Restructuring expenses in the second quarter of 2010 of $3.6 million compared to asset impairment and restructuring expenses of $4.7 million in 2009.

Segment EBIT during the first six months of 2010 was $22.8 million as compared to $55.2 million in the comparative prior year period.    EBIT margins declined from 13.7% in 2009 to 5.3% in the current year. The reduction in EBIT during the first six months of 2010 was primarily due to a gain of $27.0 million from a fire insurance recovery which occurred in 2009. In addition, increases in raw material costs experienced in the second quarter of 2010 more than offset lower raw material costs that occurred during the first quarter of 2010.  Restructuring expenses for the six months ended June 30, 2010 of $5.9 million compared to asset impairment and restructuring expenses of $8.4 million in the prior year period.

During the first six months of 2010, the Company had two consolidation projects underway within the Engineered Transportation Solutions segment in its continuing efforts to reduce costs and streamline its operations.  Descriptions of these projects are set forth below:

•                  In the third quarter of 2009, the Company announced plans to consolidate its tire manufacturing operations in Heflin, AL, Carlisle, PA, and portions of Buji, China into a new facility in Jackson, TN purchased in the third quarter of 2009. The consolidation of the tire manufacturing operations into Jackson, TN is expected to be substantially completed by the end of 2010.

•                  In the fourth quarter of 2009, the Company announced plans to close its friction product manufacturing facility in Logansport, IN and to consolidate operations into its locations in Hangzhou, China and Bloomington, IN.  This consolidation is expected to be completed by the end of 2010.

The Company expects the total cost of these consolidation projects will be approximately $26.9 million, of which $14.4 million has been incurred through June 30, 2010, and $12.5 million is expected to be incurred in the remainder of 2010. The Company recorded $5.9 million of expense during the first six months of 2010 primarily consisting of employee termination costs and other relocation costs. Amounts expected to be incurred in the remainder of 2010 primarily relate to employee termination and other costs associated with the relocation of employees and equipment.

Cost savings related to these consolidations, primarily resulting from the reduction of operating costs, are expected to approximate $20 million per year by 2012.  An estimated $2 million is expected to be realized in 2010, and an additional $9 million is estimated to be realized in 2011.

Net sales and EBIT are generally higher in the first half of the year due to peak sales volumes in the outdoor power equipment market.  Raw material costs remain at levels higher than the prior year and there is continued uncertainty in the raw material environment.  Furthermore, the outcome of attempts to recover additional raw material costs through price increases or surcharges is unknown.

The current restructuring activities to consolidate tire manufacturing facilities into a start-up manufacturing facility in Jackson, TN could cause additional disruptions to customers and employee dissatisfaction. The Company could also be negatively impacted by cost and availability of shipping channels and the amount of time required to ship product manufactured in China.

In addition, the Company could be negatively impacted by the U.S Customs Matter described in Note 14 of the Notes to the Unaudited Consolidated Financial Statements in Item 1.

Interconnect Technologies

Net sales in the Interconnect Technologies segment during the second quarter of 2010 increased 60% to $62.4 million from $39.1 million in the second quarter of 2009.  The acquisitions of Jerrik and ECS contributed $13.6 million, or 35%, in net sales in the current quarter.  Organic sales increased by 25% in the three months ended June 30, 2010, primarily on 32% sales growth of products sold in the aerospace market, much of this growth related to increased sales from the Boeing 787 program.  Net sales for the first six months of 2010 increased by 50%, from $83.0 million during the prior year, to $124.2 million.  The acquisitions of Jerrik and ECS contributed $28.3 million, or 34%, to net sales during this period and organic sales increased by 16%, primarily driven by 24% growth in the aerospace market.  Sales in the test and measurement market, which had declined by 25% in the first quarter of 2010, were relatively flat during the second quarter of 2010 in comparison to the prior year period.

Segment EBIT during the second quarter of 2010 increased 122% to $6.0 million from $2.7 million in the second quarter of 2009. EBIT margins increased from 6.9% in the second quarter of 2009 to 9.6% in the second quarter of 2010. The improvement in EBIT margin was primarily due to higher sales volume and efficiencies gained through the Carlisle Operating System.  For the first six months of 2010, segment EBIT increased by 103% from $6.8 million in 2009 to $13.8 million in 2010.  EBIT margins increased from 8.2% in 2009 to 11.1% in 2010.  Consistent with the second quarter results, EBIT for the first six months of the year increased due to contributions from acquisitions, higher sales volume and efficiencies gained from the Carlisle Operating System.

In the fourth quarter of 2009, in efforts to reduce costs and streamline operations, the Company announced that it would consolidate its Vancouver, WA facility into its facilities in Long Beach, CA, Tukwila, WA, and Dongguan, China and close its Vancouver facility. This consolidation is expected to be completed by the end of the third quarter of 2010.

The Company expects the total cost of this consolidation project will be approximately $4.4 million, of which $4.1 million has been incurred through June 30, 2010, and $0.3 million is expected to be incurred in the remainder of 2010. The Company recorded $1.0 million of expense during the first six months of 2010 primarily consisting of employee termination costs and other relocation costs. Amounts expected to be incurred in the remainder of 2010 relate primarily to employee termination, lease termination and other costs associated with the relocation of employees and equipment.

Cost savings related to these consolidations, primarily resulting from the reduction of operating costs, are expected to approximate $3.2 million per year, of which an estimated $1.9 million will be realized in 2010.

With the acquisitions of Jerrik and ECS, ramp-up of the Boeing 787 program and growth prospects of the markets served by this segment, the long-term outlook for this segment remains favorable. The Company has also seen recent improvement in demand for its test and measurement product line. However, potential cancelations in new airplane manufacturing schedules and the impact of potential defense budget cuts could negatively impact future growth opportunities. In addition, the Company may face challenges as it continues integration efforts with Jerrik and ECS to provide a vertically integrated platform to its customers.

FoodService Products

Net sales of $61.3 million for the three months ended June 30, 2010 compared to net sales of $64.0 million in 2009.   The decline in sales was primarily due to lower sales volumes on reduced demand in the foodservice product line.  This decline was offset by 9% growth in international sales as the Company expands its distribution network in overseas markets.  Net sales for the first six months of 2010 of $118.0 million reflected a 3.8% decline from net sales of $122.7 million during the prior year period.  Year to date sales declines in the healthcare market primarily occurred during the first quarter of 2010, which was impacted by lower rethermalization equipment sales.  Sales in the healthcare market showed improvement from the first quarter to the second quarter of 2010.

Notwithstanding lower sales volume, segment EBIT during the second quarter of 2010 of $6.3 million increased from prior year EBIT of $5.9 million. As a percent of sales, EBIT margins in the second quarter of 2010 increased to 10.3% from 9.2% in the second quarter of 2009. The improvement in margins was due primarily to efficiency gains from the Carlisle Operating System. Segment EBIT for the six months ended June 30, 2010 of $12.7 million reflected a 27% improvement over EBIT of $10.0 million for the prior year, on lower sales volume.  EBIT margins increased from 8.1% during the first six months of 2009 to 10.8% during the first six months of 2010.  The improvement in margins was primarily due to efficiency gains from the Carlisle Operating System. Lower raw material costs experienced during the first quarter of 2010 were offset by higher raw material costs experienced in the second quarter of 2010.

The foodservice products business is generally not subject to seasonal demand. The outlook for the foodservice industry within the United States continues to show slightly negative or limited growth for the remainder of 2010 and is highly dependent on overall employment.

Specialty Products

Net sales in the second quarter of 2010 of $21.7 million compared to net sales of $21.4 million in the second quarter of 2009.  Sales volume improved on increased demand within the specialized and material hauling trailer market, offset by lower selling prices as compared to the second quarter of the prior year.  For the six months ended June 30, 2010, net sales declined 4.9% to $36.5 million from $38.4 million during the prior year period, reflecting an overall reduction in demand and competitive pricing pressures.

Segment EBIT during the second quarter of 2010 of $0.2 million compared to a loss of $3.3 million in the second quarter of 2009.  During the second quarter of 2009, the Company incurred asset impairment charges of $3.8 million related to the decision to exit its Brookville, PA facility, which was closed in 2009. Breakeven EBIT performance for the six months ended June 30, 2010 compared to a loss of $6.0 million in the prior year period.  In addition to the aforementioned asset impairment charge during 2009, the reduction in EBIT loss from 2009 was primarily attributable to cost reduction efforts in 2010 in response to lower sales volume and a $1.1 million pre-tax gain on the sale of the Brookville, PA plant which occurred during the first quarter of 2010.

Recent trends indicate demand may be beginning to recover within the end markets served by this industry and the Company has seen strengthening backlog; however, lack of credit availability and existing trailer surplus could continue to negatively impact customer spending.

The specialty trailer business is generally not subject to seasonal demand.

Corporate expense

Corporate expense of $8.8 million for the second quarter of 2010 compared with $10.1 million for the second quarter of 2009.  During the second quarter of 2009, the Company recorded management restructuring charges of $1.7 million.  As a percent of net sales, corporate expenses were 1.2% in the second quarter of 2010, which compared to 1.6% in the second quarter of 2009.

For the six months ended June 30, 2010, corporate expenses were $17.2 million, as compared to expenses of $17.8 million for the first six months of 2009.  As a percent of net sales, corporate expenses were 1.4%

during 2010, which compared to 1.5% during the prior year period in 2009.

Liquidity and Capital Resources

Sources and Uses of Cash

	Six Months Ended June 30,
In millions	2010	2009
Net cash provided by operating activities	$20.5	$269.0
Net cash used in investing activities	(6.3)	(17.0)
Net cash used in financing activities	(13.3)	(231.4)
Effect of exchange rate changes on cash	(0.6)	0.3
Change in cash and cash equivalents	$0.3	$20.9

Net cash provided by operating activities was $20.5 million for the six months ended June 30, 2010, compared to net cash provided by operating activities of $269.0 million for the six months ended June 30, 2009. Cash used for working capital and other assets and liabilities was $72.0 million for the six months ended June 30, 2010, which compared to cash provided of $151.9 million for the six months ended June 30, 2009.  The increase in cash used for working capital was primarily due to increases in accounts receivable and inventories which reflected increased sales. Cash flow provided by operating activities for the first six months of 2009 included $54.5 million from the proceeds relating to the insurance recovery from the fire at the Bowdon, Georgia facility.

Cash used for investing activities was $6.3 million for the six months ended June 30, 2010, compared to cash used of $17.0 million for the first six months of 2009. Capital expenditures were $31.6 million in the first six months of 2010 compared to capital expenditures of $20.1 million in the first six months of 2009. Proceeds from the sale of the refrigerated truck bodies business on February 2, 2010 were $20.3 million.

In the second quarter of 2009, activities commenced on the consolidation of three tire manufacturing operations into a new facility in Jackson, TN. Total cash expenditures associated with this project are expected to approximate $65 million, of which $46 million relate to the purchase of the facility and investment in equipment. The remainder will be used to cover relocation and severance costs. Through June 30, 2010, approximately $28 million of cash had been used.

Cash used by financing activities of $13.3 million for the six months ended June 30, 2010 primarily reflects the payment of dividends. Cash used by financing activities of $231.4 million for the six months ended June 30, 2009 included a reduction in borrowings under the revolving credit facility and securitization facility and the payment of dividends.

Debt Instruments, Guarantees and Covenants

At June 30, 2010 the Company had $469 million available under its $500 million revolving credit facility. The revolving credit facility provides for grid-based interest pricing based on the credit rating of the Company’s senior unsecured bank debt or other unsecured senior debt and the Company’s utilization of the facility. The facility requires the Company to meet various restrictive covenants and limitations including certain net worth, cash flow ratios and limits on outstanding debt balances held by certain subsidiaries.  The Company was in compliance with all covenants and limitations in 2010 and 2009.

The Company also maintains a $55 million uncommitted line of credit, all of which was available at June 30, 2010.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes in the Company’s market risk for the period ended June 30, 2010. For additional information, refer to Item 7A of the Company’s 2009 Annual Report on Form 10-K.

Item 4. Controls and Procedures

(a) Under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation and as of June 30, 2010, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective.

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

(12)                                                    Ratio of Earnings to Fixed Charges

(31.1)                                           Rule 13a-14(a)/15d-14(a) Certifications

(31.2)                                           Rule 13a-14(a)/15d-14(a) Certifications

(32)                                                    Section 1350 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101)                                              Interactive Data File*

* In accordance with Rule 406T of Regulation S-T promulgated by the Securities and Exchange Commission, Exhibit 101 is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Carlisle Companies Incorporated

July 27, 2010
	By:	/s/ Steven J. Ford
Name: Steven J. Ford
Title: Vice President and Chief Financial Officer