Form 10-Q
period 2010-09-30
CARLISLE COMPANIES INC
filed 2010-10-26
CIK 790051

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

Shares of common stock outstanding at October 21, 2010: 60,985,910

PartI. Financial Information

Item 1.Financial Statements

Carlisle Companies Incorporated

Unaudited Consolidated Statements of Earnings

	Third Quarter		First Nine Months
(Dollars in millions, except per share amounts)	2010	2009*	2010	2009*

Net sales	$665.9	$604.2	$1,900.8	$1,733.8

Cost and expenses:
Cost of goods sold	522.3	460.1	1,501.6	1,355.7
Selling and administrative expenses	71.5	65.3	214.7	202.9
Research and development expenses	6.0	3.9	16.8	12.3
Gain related to fire settlement	—	—	—	(27.0)
Other (income) expense, net	(0.4)	0.9	(1.6)	5.6

Earnings before interest and income taxes	66.5	74.0	169.3	184.3

Interest expense, net	1.4	2.0	5.1	7.0
Income before income taxes	65.1	72.0	164.2	177.3

Income tax expense	18.3	24.9	55.5	58.1
Income from continuing operations, net of tax	46.8	47.1	108.7	119.2

Discontinued operations
Income (loss) from discontinued operations	5.6	(1.1)	6.9	(16.3)
Income tax expense (benefit)	1.9	(0.6)	2.2	(5.8)
Income (loss) from discontinued operations, net of tax	3.7	(0.5)	4.7	(10.5)
Net income	$50.5	$46.6	$113.4	$108.7

Basic earnings per share attributable to common shares
Income from continuing operations, net of tax	$0.76	$0.77	$1.77	$1.95
Income (loss) from discontinued operations, net of tax	0.06	(0.01)	0.08	(0.17)
Basic earnings per share	$0.82	$0.76	$1.85	$1.78

Diluted earnings per share attributable to common shares
Income from continuing operations, net of tax	$0.75	$0.76	$1.75	$1.93
Income (loss) from discontinued operations, net of tax	0.06	(0.01)	0.08	(0.17)
Diluted earnings per share	$0.81	$0.75	$1.83	$1.76

Dividends declared and paid per share	$0.17	$0.16	$0.49	$0.47

*     Amounts for the third quarter and first nine months of 2009 have been revised as discussed in Note 2 to the Unaudited Consolidated Financial Statements.

See accompanying notes to these Unaudited Consolidated Financial Statements

Carlisle Companies Incorporated

Consolidated Balance Sheets

	September 30,	December 31,
(Dollars in millions, except share and per share amounts)	2010	2009*
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$114.8	$96.3
Receivables, less allowance of $9.2 in 2010 and $7.8 in 2009	395.9	287.1
Inventories	382.5	338.3
Deferred income taxes	42.6	37.8
Prepaid expenses and other current assets	24.6	27.2
Current assets held for sale	23.5	13.1
Total current assets	983.9	799.8

Property, plant and equipment, net of accumulated depreciation of $537.3 in 2010 and $505.9 in 2009*	455.8	460.9

Other assets:
Goodwill, net	450.6	462.2
Other intangible assets, net	153.8	162.9
Investments and advances to affiliates	0.3	0.3
Other long-term assets	4.7	4.3
Non-current assets held for sale	22.2	23.7
Total other assets	631.6	653.4

TOTAL ASSETS	$2,071.3	$1,914.1

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$181.4	$132.6
Accrued expenses	149.4	143.6
Deferred revenue	19.0	17.3
Current liabilities associated with assets held for sale	9.7	7.6
Total current liabilities	359.5	301.1

Long-term liabilities:
Long-term debt	156.2	156.1
Deferred revenue	117.7	113.2
Other long-term liabilities	119.2	125.1
Total long-term liabilities	393.1	394.4

Shareholders’ equity:
Preferred stock, $1 par value per share. Authorized and unissued 5,000,000 shares	—	—
Common stock, $1 par value per share. Authorized 100,000,000 shares; 78,661,248 shares issued in 2010 and 2009; 60,985,810 outstanding in 2010 and 60,606,425 outstanding in 2009	78.7	78.7
Additional paid-in capital	89.3	73.9
Cost of shares of treasury - 17,675,438 shares in 2010 and 18,054,823 shares in 2009	(222.1)	(223.6)
Accumulated other comprehensive loss	(34.8)	(34.7)
Retained earnings	1,407.6	1,324.3
Total shareholders’ equity	1,318.7	1,218.6

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,071.3	$1,914.1

* 2009 figures have been revised as discussed in Note 2 to the Unaudited Consolidated Financial Statements.

See accompanying notes to Unaudited Consolidated Financial Statements

Carlisle Companies Incorporated

Unaudited Consolidated Statements of Cash Flows

	First Nine Months
(Dollars in millions)	2010	2009*

Operating activities
Net income	$113.4	$108.7
Reconciliation of net income to cash flows provided by operating activities:
Depreciation	44.7	42.9
Amortization	9.1	7.9
Non-cash compensation	10.4	10.9
Earnings in equity investments	—	(0.2)
Gain on sale of property and equipment, net	(3.6)	(1.4)
Loss on writedown of assets	—	10.6
Gain on insurance settlements related to property, plant and equipment	—	(24.3)
Deferred taxes	(5.6)	3.1
Change in tax benefits from stock-based compensation	(1.5)	0.2
Foreign exchange (gain) loss	(1.4)	(1.5)
Changes in assets and liabilities, excluding effects of acquisitions and divestitures:
Current and long-term receivables	(114.7)	0.6
Inventories	(53.9)	163.4
Accounts payable and accrued expenses	60.4	(9.1)
Income taxes	3.5	42.4
Long-term liabilities	2.4	(19.0)
Other operating activities	(0.8)	(1.8)
Net cash provided by operating activities	62.4	333.4

Investing activities
Capital expenditures	(46.8)	(34.9)
Acquisitions, net of cash	—	(33.0)
Proceeds from sale of property and equipment	5.7	6.7
Proceeds from insurance settlements related to property, plant and equipment	—	30.0
Proceeds from sale of business	20.6	—
Other investing activities	(0.2)	0.2
Net cash used in investing activities	(20.7)	(31.0)

Financing activities
Net change in short-term borrowings and revolving credit lines	—	(234.6)
Dividends	(30.1)	(28.8)
Treasury shares and stock options, net	5.1	(0.2)
Change in tax benefits from stock-based compensation	1.5	(0.2)
Net cash used in financing activities	(23.5)	(263.8)

Effect of exchange rate changes on cash	0.3	(0.1)
Change in cash and cash equivalents	18.5	38.5
Cash and cash equivalents
Beginning of period	96.3	42.7
End of period	$114.8	$81.2

*                 Amounts for the first nine months of 2009 have been revised as discussed in Note 2 to the Unaudited Consolidated Financial Statements.

See accompanying notes to Unaudited Consolidated Financial Statements

Notes to the Unaudited Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by Carlisle Companies Incorporated (the “Company” or “Carlisle”) in accordance and consistent with the accounting policies stated in the Company’s 2009 Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements in Part II, Item 8 of the Company’s 2009 Annual Report on Form 10-K.  The unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States and, of necessity, include normal recurring adjustments and some amounts that are based upon management estimates and judgments.  Actual results could differ from current estimates.  The unaudited consolidated financial statements include assets, liabilities, revenues, and expenses of all majority-owned subsidiaries.  Intercompany transactions and balances are eliminated in consolidation.

Note 2 — Reclassifications and Revisions

Certain reclassifications and revisions have been made to prior period information either to conform to the current year presentation or to reflect a change in presentation as follows:

•                  The Unaudited Consolidated Statement of Cash flows for the first nine months of 2009 has been revised to reflect the classification as an investing cash inflow of $30 million of proceeds received from the Company’s insurance carriers related to destroyed property, plant and equipment as a result of the fire that occurred at the Company’s tire and wheel plant in Bowdon, GA that was previously classified in net cash provided by operating activities.  The amounts previously presented for cash provided by operating activities for first nine months of 2009 was $363.4 million and cash used in investing cash flows was $61.0 million.  The revised amount for net cash provided by operating activities is $333.4 million and the revised amount for cash used in investing activities is $31.0 million.  See Note 4 for further discussion of the Bowdon, GA plant fire.

•                  The Unaudited Consolidated Statements of Earnings for the third quarter and first nine months of 2009 have been revised to reflect the presentation of Earnings before interest and income taxes (“EBIT”).

•                  The Unaudited Consolidated Statements of Earnings for the third quarter and first nine months of 2009 have been revised to reflect the reclassification of the power transmission product line from discontinued operations to continuing operations and to reflect the classification of the refrigerated truck bodies business and specialty trailer businesses as discontinued operations. The Consolidated Balance Sheet as of December 31, 2009 reflects the classification of the assets and associated liabilities of the specialty trailer business as held for sale consistent with the presentation at September 30, 2010.  See Note 9 for additional information regarding discontinued operations and assets held for sale.

•                  The segment disclosures for the third quarter and first nine months of 2009 in Note 15 have been revised to reflect the formation in the fourth quarter of 2009 of the Engineered Transportation Solutions segment that combined the previous tire and wheel, industrial brake and friction and the power transmission product lines; the classification of the power transmission product line as a continuing operation and its associated assets as held and used; the classification of the refrigerated truck bodies business and specialty trailer businesses as discontinued operations; and the use of EBIT as the measure of segment profitability.

Note 3 —New Accounting Pronouncements

New accounting standards adopted

There were no new accounting standards adopted in the first nine months of 2010 and 2009.

New accounting standards issued but not yet adopted

There are currently no accounting standards that have been issued that are expected to have a significant impact on the Company’s financial position, results of operations and cash flows upon adoption.

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

Note 5 - Borrowings

At September 30, 2010, the fair value of the Company’s par value $150 million, 6.125% senior notes due 2016, using Level 2 inputs, is approximately $173 million. The fair value of the Company’s senior notes is based on current market interest rates and the Company’s estimated credit spread available for financings with similar terms and maturities.

Note 6 -Fair Value Measurements

Recurring Fair Value Measurements

The fair value of the Company’s assets and liabilities measured at fair value on a recurring basis were as follows:

	Balance at September 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
In millions	2010	Level 1	Level 2	Level 3

Cash and cash equivalents	$114.8	$114.8	$—	$—

Nonrecurring Fair Value Measurements

For the third quarter and first nine months of 2010 there were no nonrecurring fair value measurements.

For the third quarter and first nine months of 2009, the Company measured certain non-financial assets at fair value on a nonrecurring basis.  These measurements were primarily the result of management’s decision to consolidate certain manufacturing facilities within the Engineered Transportation Solutions, Specialty Products and Interconnect Technologies segments. Refer to Note 19 for further information regarding exit and disposal activity. The following table depicts the non-recurring fair value measurements discussed below by asset category and the level within the fair value hierarchy in which the related assumptions were derived.

	Balance at September 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains
In millions	2009	Level 1	Level 2	Level 3	(Losses)

Long-lived assets held for sale	$1.8	$—	$1.6	$0.2	$(3.8)
Long-lived assets held and used	1.1	—	—	1.1	(7.2)
Other intangible assets	—	—	—	—	(0.4)
					$(11.4)

In the third quarter of 2009, the Company measured certain non-financial assets at fair value on a nonrecurring basis within the Construction Materials segment, resulting in a total impairment charge of $1.6 million, which was included in other (income) expense, net. These measurements were based on fair value determination of certain long-lived assets within a specialized segment of its commercial roofing operations using Level 3 inputs.  Intangible assets consisting of a licensing agreement with a carrying amount of $0.4 million were written down to a fair value of zero, resulting in an impairment charge of $0.4 million, based on management’s determination of the usefulness of the technology underlying the license agreement in the current market. In addition, certain property, plant and equipment with a carrying value of $2.3 million were written down to a fair value of $1.1 million, resulting in an impairment charge of $1.2 million.  The determination was based upon management’s evaluation of future cash flows from this production equipment and net realizable value.

For the first nine months of 2009, the Company measured other non-financial assets at fair value on a nonrecurring basis as follows:

•                  Within the tire and wheel product line of the Engineered Transportation Solutions segment, property, plant and equipment relating to facilities in Carlisle, PA, Heflin, AL and Buji, China with a carrying amount of $2.8 million were written down to a fair value of zero, resulting in an impairment charge of $2.8 million, which was included in other (income) expense, net for the first nine months of 2009.  This fair value measurement of the impaired assets was based on Level 3 inputs.  The Level 3 inputs reflected management’s determination that impaired leasehold improvements assets could not be transferred upon consolidation of operations into the new facility in Jackson, TN.  In addition, it was management’s determination that machinery and equipment subject to the impairment charge was estimated to have zero net realizable value based on current utility.  Also, during the first nine months of 2009, within the tire and wheel product line of the Engineered Transportation Solutions segment, property, plant and equipment with a carrying amount of $2.9 million were written down to a fair value of zero, resulting in an impairment charge of $2.9 million, which was included in other (income) expense, net. The fair value determination was based upon Level 3 inputs reflecting management’s determination of the net realizable value of the assets. Such assets primarily reflected leasehold improvements in its Buji, China operations that could not be transferred upon consolidation of production into Meizhou, China.

•                  Within discontinued operations related to the Company’s specialty trailer business, property, plant and equipment relating to the closure of its facility in Brookville, PA classified as held for sale as of September 30, 2009 with a carrying amount of $5.6 million were written down to a fair value of $1.8 million, resulting in a pre-tax impairment charge of $3.8 million, which has been included in discontinued operations, net of tax for the first nine months of 2009.  A fair value measurement of $1.6 million for land, building and leasehold improvements, which resulted in a pre-tax impairment charge of $3.3 million, was based on Level 2 inputs.  The land and building were subsequently sold in the first half of 2010 for $2.7 million resulting in a pre-tax gain of $1.1 million that is included in discontinued operations, net of tax for first nine months of 2010.  A fair value measurement of $0.2 million for machinery and equipment, which resulted in a $0.5 million pre-tax impairment charge that is included in discontinued operations, net of tax, was based on Level 3 inputs reflecting management’s determination of the net realizable value of the assets.

•                  Within the Interconnect Technologies segment, property consisting of leasehold improvements with a carrying amount of $0.3 million was written down to a fair value of zero, resulting in an impairment charge of $0.3 million which was included in other operating expense for the third quarter of 2009.  The fair value measurement was based upon Level 3 inputs which reflected management’s determination that the leasehold improvements in the Company’s Kent, WA facility would not have any transferrable value upon consolidation of operating activities into another Company facility in Tukwila, WA.

Note 7— Stock-Based Compensation

During the third quarter and first nine months of 2010 and 2009, the Company expensed stock-based compensation awards under the 2004 Executive Incentive Program and the 2005 Nonemployee Director Equity Plan. A detailed description of the awards under these plans is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Stock-Based Compensation Expense

Compensation expense recorded for all of the Company’s share-based compensation plans during the third quarter and first nine months of 2010 and 2009 was as follows:

	Third Quarter		First Nine Months
(in millions, except per share amounts)	2010	2009	2010	2009
Pre-tax compensation expense	$3.2	$3.5	$10.4	$11.4

After-tax compensation expense	$2.1	$2.3	$6.8	$7.4

Impact on diluted EPS	$0.03	$0.04	$0.11	$0.12

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

There were no significant grants of stock-based compensation awarded in the second or third quarters of 2010.

Note 8—Acquisitions

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

The revenues and earnings for the third quarter and first nine months of 2009 of the above acquisitions when combined with those of the Company were not materially different than the reported results of each respective prior period.

Note 9—Discontinued Operations and Assets Held for Sale

On October 4, 2010, as part of its commitment to concentrate on its core businesses, the Company sold its specialty trailer business for cash proceeds of $35 million.  The final purchase price is subject to a working capital adjustment and the potential to receive an additional $5 million in proceeds based on future earnings.  The Company expects to record a gain on sale of $6.3 million in the fourth quarter of 2010.  Additional gains or losses on sale may be recorded in future periods based upon proceeds received from the Company’s share of any future earnings and the result of the final working capital adjustment.  The assets and associated liabilities of this business met the criteria for classification as held for sale as of September 30, 2010 and as a result the related results of operations have been classified as discontinued for all periods presented in the Unaudited Consolidated Statements of Earnings.  See Note 2 for further information regarding reclassifications and revisions.

On February 2, 2010, the Company sold all of the interest in its refrigerated truck bodies business for $20.3 million.  In July, 2010, additional proceeds of $0.3 million were received representing a working capital adjustment.  Including the working capital adjustment, the sale resulted in a gain of $1.9 million, which is reported in discontinued operations.  The final purchase price is subject to certain indemnifications made to the buyer, which could reduce the gain in subsequent periods.  The Company does not believe any such adjustments will result in a material change to the purchase price.

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

Total assets held for sale were as follows:

	September 30,	December 31,
In millions	2010	2009
Assets held for sale:
Specialty trailer business	$42.6	$34.9
Tire and wheel business	1.2	—
On-highway friction and brake shoe business	0.3	0.3
Thermoset molding operation	1.6	1.6
Total assets held for sale	$45.7	$36.8

Liabilities associated with assets held for sale:
Specialty trailer business	$9.7	$7.6
Total liabilities associated with assets held for sale	$9.7	$7.6

The assets held for sale by the tire and wheel business relate to land and building from its Long Beach, California facility, the operations of which were consolidated into its Ontario, California facility in 2009.

At September 30, 2010, the remaining assets of the on-highway friction and brake shoe business and those of the thermoset molding operation consisted of the land and building formerly occupied by the operation.

The major classes of assets and liabilities held for sale included in the Company’s Consolidated Balance Sheets were as follows:

	September 30,	December 31,
In millions	2010	2009
Assets held for sale:
Receivables	$11.4	$5.4
Inventories	11.8	7.5
Prepaid expenses and other current assets	0.3	0.2
Total current assets held for sale	23.5	13.1

Property, plant and equipment, net	$22.2	$23.7
Other long term assets	—	—
Total non-current assets held for sale	22.2	23.7
Total assets held for sale	$45.7	$36.8

Liabilities associated with assets held for sale:
Accounts payable	$5.2	$3.0
Accrued expenses	4.5	4.6
Total liabilities associated with assets held for sale	$9.7	$7.6

Net sales and income (loss) before income taxes from discontinued operations were as follows:

	Third Quarter		First Nine Months
In millions	2010	2009	2010	2009
Net sales:
Specialty trailer business	$32.1	$17.0	$68.6	$55.4
Refrigerated truck bodies business	—	11.5	$4.6	$35.0
On-highway friction and brake shoe business	—	2.8	—	19.9
Net sales from discontinued operations	$32.1	$31.3	$73.2	$110.3

Income (loss) from discontinued operations:
Specialty trailer business	$5.6	$(1.2)	$5.5	$(7.3)
Refrigerated truck bodies business	0.4	0.7	$0.5	$2.8
On-highway friction and brake shoe business	(0.2)	(0.2)	1.4	(12.0)
Thermoset molding operation	—	—	—	(0.1)
Automotive components	(0.1)	(0.2)	—	(0.3)
Systems and equipment	(0.1)	(0.2)	(0.5)	0.6
Income (loss) before income taxes from discontinued operations	$5.6	$(1.1)	$6.9	$(16.3)

Results of the on-highway friction and brake shoe business for the nine months ended September 30, 2010 included a $2.1 million pretax gain on the sale of property.

Results for the first nine months of 2009 included $6.8 million of pre-tax expenses related to the planned dissolution of the on-highway friction and brake shoe business, including an inventory write-

down of $3.4 million, property, plant and equipment impairment costs of $0.8 million, severance costs of $1.8 million and $0.8 million of contract termination costs.

Note 10 — Inventories

The Company is a diversified manufacturer comprised of multiple domestic and foreign operations manufacturing different products.  The First-in, First-out (“FIFO”) method is used to value inventories.

The components of inventories as of September 30, 2010 and December 31, 2009 were as follows:

	September 30,	December 31,
In millions	2010	2009
Finished goods	$237.6	$204.1
Work-in-process	31.3	28.3
Raw materials	119.0	115.2
Reserves and variances - net	(5.4)	(9.3)
Inventories	$382.5	$338.3

Note 11— Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill as of September 30, 2010 were as follows:

	Construction	Engineered	Interconnect	FoodService	Disc.
In millions	Materials	Trans. Solutions	Technologies	Products	Ops	Total
Balance at January 1, 2010 *
Goodwill	$86.7	$170.5	$188.9	$60.4	$58.6	$565.1
Accumulated impairment losses	—	(55.5)	—	—	(47.4)	(102.9)
	86.7	115.0	188.9	60.4	11.2	462.2
Goodwill written off related to sale of Business Unit	—	—	—	—	(11.2)	(11.2)
Currency translation	(0.4)	—	—	—	—	(0.4)
Goodwill	86.3	170.5	188.9	60.4	47.4	553.5
Accumulated impairment losses	—	(55.5)	—	—	(47.4)	(102.9)
Balance at September 30, 2010	$86.3	$115.0	$188.9	$60.4	$—	$450.6

* January 1, 2010 figures have been restated to reflect the reclassification of the refrigerated truck bodies business and the specialty trailer business to discontinued operations.

The Company’s other intangible assets at September 30, 2010 were as follows:

	Acquired	Accumulated	Net Book
In millions	Cost	Amortization	Value
Assets subject to amortization:
Patents	$8.9	$(7.9)	$1.0
Customer Relationships	147.5	(30.6)	116.9
Other	20.4	(5.4)	15.0
Assets not subject to amortization:
Trade names	20.9	—	20.9
Other intangible assets, net	$197.7	$(43.9)	$153.8

Estimated amortization expense for the remainder of 2010 and the next four years is as follows: $2.9 million remaining in 2010, $11.6 million in 2011, $10.4 million in 2012, $9.4 million in 2013 and $9.1 million in 2014.

The net book value of the Company’s other intangible assets by reportable segment are as follows:

	September 30,	December 31,
In millions	2010	2009

Construction Materials	$16.7	$17.5
Engineered Transportation Solutions	5.0	6.7
Interconnect Technologies	90.4	94.7
FoodService Products	41.7	44.0
Total	$153.8	$162.9

Note 12—Retirement Plans and Other Post-retirement Benefits

Components of net periodic benefit cost were as follows:

	Pension and Other Post-retirement Benefits
	Third Quarter		First Nine Months
In millions	2010	2009	2010	2009
Service costs - benefits earned during the quarter	$1.3	$1.2	$3.8	$3.5
Discretionary contribution	0.1	0.1	0.3	0.3
Interest cost on benefits earned in prior years	2.4	2.6	7.1	7.9
Expected return on plan assets	(3.1)	(3.1)	(9.5)	(9.2)
Amortization of:
Unrecognized net actuarial loss	0.6	0.4	1.9	0.9
Prior service costs	(0.1)	(0.1)	0.1	(0.1)
Net periodic benefit costs	$1.2	$1.1	$3.7	$3.3

The Company made contributions of $1.0 million to the pension plans during the third quarter of 2010.  The Company expects to contribute approximately $4.0 million to the pension plans in 2010.

The Company maintains defined contribution plans to which it has contributed $7.0 million during the first nine months of 2010.  Full year contributions are expected to approximate $9.4 million.

Note 13—Other Long-Term Liabilities

The components of other long-term liabilities were as follows:

	September 30,	December 31,
In millions	2010	2009
Deferred taxes and other tax liabilities	$99.4	$103.2
Pension and other post-retirement obligations	15.4	16.8
Long-term warranty obligations	0.6	1.4
Other	3.8	3.7
Other long-term liabilities	$119.2	$125.1

Note 14—Commitments and Contingencies

Extended Product Warranties

The Company offers various warranty programs on its installed roofing systems, braking products, aerospace cables and assemblies, truck trailers and foodservice equipment. The change in the Company’s aggregate product warranty liabilities were as follows:

	September 30,
In millions	2010	2009
Balance as of beginning of year	$7.3	$7.2
Liabilities held for and disposed of by sale	(1.0)	(0.4)
Current year provision	6.5	7.0
Current year claims	(8.1)	(7.8)
Balance as of current period end	$4.7	$6.0

The amount of extended product warranty revenues recognized was $4.2 million for the third quarter of both 2010 and 2009 and $12.0 million and $11.8 million for the first nine months of 2010 and 2009, respectively.

ETS U.S. Customs Matter

The Company received written correspondence from the U. S. Immigration and Customs Enforcement Office of Investigations (“ICE”) dated March 11, 2010 indicating that it initiated an investigation relating to the classification of certain rubber tires imported by its tire and wheel operation within the Engineered Transportation Solutions segment since 2004.  The Company responded to ICE’s inquiry and, on August 19, 2010, ICE informed the Company that it had terminated its investigation.  The Company continues to work separately with U. S. Customs and Border Protection to properly classify its products.

At this time, the Company cannot predict or determine the amount of additional duties and/or civil fines or penalties, if any, owed as a result of this classification effort.  In the opinion of management, the ultimate outcome of such actions will not have a material adverse effect on the consolidated financial position of the Company.

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

•                  Interconnect Technologies: the “interconnect technologies” business;

•                  Foodservice Products: the “foodservice products” business; and

Sales, EBIT, and assets of continuing operations by reportable segment are included in the following summary:

Third Quarter

	2010		2009 (2)
In millions	Sales(1)	EBIT	Sales(1)	EBIT
Construction Materials	$354.8	$54.1	$340.1	$60.4
Engineered Transportation Solutions	186.0	8.4	158.3	7.6
Interconnect Technologies	61.4	8.2	43.1	4.9
FoodService Products	63.7	6.3	62.7	8.4
Total Segments	665.9	77.0	604.2	81.3
Corporate	—	(10.5)	—	(7.3)
Total	$665.9	$66.5	$604.2	$74.0

First Nine Months

	2010			2009 (2)
In millions	Sales(1)	EBIT	Assets	Sales(1)	EBIT	Assets
Construction Materials	$917.1	$124.8	$649.7	$862.2	$116.5	639.5
Engineered Transportation Solutions	616.4	31.2	643.6	560.1	62.8	563.7
Interconnect Technologies	185.6	22.0	396.5	126.1	11.7	346.2
FoodService Products	181.7	19.0	216.1	185.4	18.4	220.1
Total Segments	1,900.8	197.0	1,905.9	1,733.8	209.4	1,769.5
Corporate	—	(27.7)	120.9	—	(25.1)	129.7
Total	$1,900.8	$169.3	$2,026.8	$1,733.8	$184.3	$1,899.2

(1) Excludes intersegment sales

(2) Prior year information has been revised as discussed in Note 2 to the Unaudited Consolidated Financial Statements

A reconciliation of assets reported above to total assets as presented on the Company’s Consolidated Balance Sheets is as follows:

September 30,
2010
Assets per table above	$2,026.8
Assets held for sale of discontinued operations	44.5
Total Assets per Consolidated Balance Sheet	$2,071.3

Note 16 - Income Taxes

The effective income tax rate on continuing operations for the third quarter of 2010 was 28.1% compared to an effective income tax rate of 34.6% for the third quarter of 2009.  The effective tax rate was lower during the third quarter of 2010 primarily as a result of recognition of discrete items including adjustments to a prior year return and lower taxes on certain foreign jurisdictions.

The effective income tax rate on continuing operations for the first nine months of 2010 was 33.8% compared to an effective income tax rate of 32.8% for first nine months of 2009.  The variation in the effective income tax rate during the nine months is attributable to an increase in the tax rate imposed on offshore earnings and sunset of favorable US tax provisions.

The total gross liability for uncertain tax positions at September 30, 2010, was $14.6 million, down from $17.8 million at December 31, 2009.  The $3.2 million decrease in the accrual was primarily due to a resolution of an audit issue.  The Company classifies and reports interest and penalties associated with uncertain tax positions as Income tax expense on the Consolidated Statements of Earnings, and as other long-term liabilities on the Consolidated Balance Sheets.  The total amount of interest and penalties accrued at September 30, 2010, was $3.2 million.  The entire balance accrued for uncertain tax positions at September 30, 2010, if recognized, would affect the Company’s effective tax rate.

Note 17 - Earnings Per Share

The following reflects the Income from continuing operations and share data used in the basic and diluted earnings per share computations using the two-class method:

	Third Quarter		First Nine Months
In millions, except share and per share amounts	2010	2009	2010	2009

Numerator:

Income from continuing operations	$46.8	$47.1	$108.7	$119.2
Less: dividends declared - common stock outstanding, unvested restricted shares and restricted share units	(10.4)	(9.8)	(30.1)	(28.8)
Undistributed earnings	36.4	37.3	78.6	90.4
Percent allocated to common shareholders (1)	98.9%	98.9%	98.9%	98.9%
	36.0	36.9	77.7	89.4
Add: dividends declared - common stock	10.3	9.7	29.8	28.5
Numerator for basic and diluted EPS	$46.3	$46.6	$107.5	$117.9

Denominator (in thousands):
Denominator for basic EPS: weighted-average common shares outstanding	60,980	60,612	60,885	60,588
Effect of dilutive securities:
Performance awards	101	—	101	—
Stock options	446	625	653	565
Denominator for diluted EPS: adjusted weighted average common shares outstanding and assumed conversion	61,527	61,237	61,639	61,153

Per share income from continuing operations:
Basic	$0.76	$0.77	$1.77	$1.95
Diluted	$0.75	$0.76	$1.75	$1.93

(1) Basic weighted-average common shares outstanding	60,980	60,612	60,885	60,588
Basic weighted-average common shares outstanding, unvested restricted shares expected to vest and restricted share units	61,657	61,278	61,562	61,266
Percent allocated to common shareholders	98.9%	98.9%	98.9%	98.9%

To calculate earnings per share for the Income (loss) from discontinued operations and for Net income, the denominator for both basic and diluted earnings per share is the same as used in the above table.  The Income (loss) from discontinued operations and Net income were as follows:

	Third Quarter		First Nine Months
In millions	2010	2009	2010	2009

Income (loss) from discontinued operations attributable to common shareholders for basic and diluted earnings per share	$3.7	$(0.5)	$4.7	$(10.5)

Net income attributable to common shareholders for basic and diluted earnings per share	$50.0	$46.1	$112.2	$107.4

In the third quarter and first nine months of 2010, options to purchase 2,341,792 and 718,000 underlying shares of common stock, respectively, were excluded from the computation of diluted earnings per share because the average market price for the period exceeded the options’ related exercise prices.

In the third quarter and first nine months of 2009, options to purchase 2,258,310 and 2,472,310 underlying shares of common stock, respectively, were excluded from the computation of diluted earnings per share because the average market price for the period exceeded the options’ related exercise prices.

Note 18 - Comprehensive Income

Total comprehensive income consisted of the following:

	Third Quarter		First Nine Months
In millions	2010	2009	2010	2009

Net income	$50.5	$46.6	$113.4	$108.7
Other comprehensive income (loss):
Foreign currency translation, net of tax	5.2	1.6	(1.0)	6.1
Accrued post-retirement benefit liability, net of tax	0.4	0.1	1.1	0.4
Loss on hedging activities, net of tax	(0.1)	(0.1)	(0.2)	(0.3)
Other comprehensive income (loss):	5.5	1.6	(0.1)	6.2
Comprehensive income	$56.0	$48.2	$113.3	$114.9

Loss on hedging activities, net of tax included in Other comprehensive income (loss) for the third quarter and first nine months of 2010 represented the amortization of a $5.6 million ($3.5 million, net of tax) gain in Accumulated other comprehensive loss resulting from the termination of treasury lock contracts on August 15, 2006.  At September 30, 2010, the Company had a remaining unamortized gain of $3.3 million ($2.1 million, net of tax) which is reflected in Accumulated other comprehensive loss on the Company’s Consolidated Balance Sheets. Approximately $0.2 million ($0.1 million, net of tax) is expected to be amortized to reduce Interest expense, net during the remainder of 2010.

Note 19 - Exit and Disposal Activities

Results for the third quarter and first nine months of 2009 have been revised to reflect the change in segment disclosures as discussed in Note 2.  The following table represents the effect of exit and disposal activities related to continuing operations on the Company’s Consolidated Statements of Earnings for the third quarter and first nine months of 2010 and 2009, respectively:

	Third Quarter		First Nine Months
In millions	2010	2009	2010	2009
Cost of goods sold	$3.3	$3.0	$9.4	$5.5
Selling and administrative expenses	0.1	—	0.7	1.2
Research and development expenses	—	—	0.2	—
Other operating expense	—	0.2	—	6.2
Total exit and disposal costs	$3.4	$3.2	$10.3	$12.9

Exit and disposal activities by type of charge were as follows:

	Third Quarter		First Nine Months
In millions	2010	2009	2010	2009
Termination benefits	$0.6	$2.0	$3.8	$3.4
Contract termination costs	—	(0.2)	—	0.8
Fixed asset impairment	—	0.2	—	6.2
Other associated costs	2.8	1.2	6.5	2.5
Total exit and disposal costs	$3.4	$3.2	$10.3	$12.9

Exit and disposal accrual activities for the first nine months of 2010 were as follows:

In millions	Severance Costs	Contract Termination Costs	Other Associated Costs	Total
Balance at December 31, 2009	$3.5	$0.2	$2.2	$5.9
2010 charges to expense and adjustments	3.8	—	6.5	10.3
2010 usage	(2.6)	(0.2)	(8.0)	(10.8)
Balance at September 30, 2010	$4.7	$—	$0.7	$5.4

Exit and disposal activities by segment were as follows:

	Third Quarter		First Nine Months
In millions	2010	2009	2010	2009
Total by segment
Engineered Transportation Solutions	$3.3	$3.4	$9.2	$11.8
Interconnect Technologies	0.1	(0.2)	1.1	0.6
Total segment costs	3.4	3.2	10.3	12.4
Corporate	—	—	—	0.5
Total exit and disposal costs	$3.4	$3.2	$10.3	$12.9

Engineered Transportation Solutions — During the first nine months of 2010, the Company had two consolidation projects underway within the Engineered Transportation Solutions segment in its continuing efforts to reduce costs and streamline its operations.  Descriptions of these projects are set forth below:

•                  In the third quarter of 2009, the Company announced plans to consolidate its tire manufacturing operations in Heflin, AL, Carlisle, PA, and portions of Buji, China into a new facility in Jackson, TN purchased in the third quarter of 2009. The consolidation of the U.S. tire manufacturing operations into Jackson, TN is expected to be substantially completed by the end of 2010 with further consolidation of the Buji, China operations and remaining component production in Carlisle, PA into Jackson, TN to be completed by the first quarter of 2011.

•                  In the fourth quarter of 2009, the Company announced plans to close its friction product manufacturing facility in Logansport, IN and to consolidate operations into its locations in Hangzhou, China and Bloomington, IN.  This consolidation is expected to be completed by the end of 2010.

The Company expects the total cost of these consolidation projects will be approximately $25.7 million, of which $17.7 million has been incurred through September 30, 2010, and $5.9 million is expected to be incurred in the remainder of 2010. An additional $2.1 million is expected to be incurred in the first quarter of 2011 related to final transfer and disposition of operations primarily for the consolidation of tire operations into Jackson, TN as noted above. The Company recorded $9.2 million of expense during the first nine months of 2010 primarily consisting of employee termination costs and other relocation costs. Amounts expected to be incurred in the remainder of 2010 relate to employee termination and other costs associated with the relocation of employees and equipment.

Included in Accrued expenses at September 30, 2010 was $5.4 million related to unpaid severance, moving and relocation and other costs for the above projects as well as other consolidation projects completed in 2009.

During the third quarter and first nine months of 2009, the Company recorded $3.4 million and $11.8 million in exit and disposal costs, respectively, including $5.9 million in fixed asset impairment charges for plant restructurings in the first nine months of 2009.

Interconnect Technologies — In the fourth quarter of 2009, in efforts to reduce costs and streamline operations, the Company announced that it would consolidate its Vancouver, WA facility into its facilities in Long Beach, CA, Tukwila, WA, and Dongguan, China and close its Vancouver facility. This consolidation was completed during the third quarter of 2010.

The total cost of this consolidation project was $4.2 million, of which $1.1 million of expense was incurred during the first nine months of 2010 primarily consisting of employee termination costs and other relocation costs.

As of September 30, 2010, the liability for unpaid exit and disposal costs related to the consolidation of the Vancouver, WA facility was not material.

Note 20 — Subsequent Events

On October 15, 2010, the Company announced the signing of a definitive agreement to acquire Hawk Corporation, a leading worldwide supplier of friction materials for brakes, clutches and transmissions, for $50.00 per share in an all-cash transaction.  The total cash consideration to be paid for the outstanding shares of Hawk Corporation is expected to be approximately $413 million.  The transaction will be funded with cash on hand and the Company’s existing revolving credit facility.  The Company expects the acquisition to close in the fourth quarter of 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Carlisle Companies Incorporated (“Carlisle”, the “Company”, “we” or “our”) is a diversified manufacturing company focused on achieving profitable growth internally through new product development and product line extensions, and externally through acquisitions that complement the Company’s existing technologies, products and market channels.  Carlisle manages its businesses under the following segments:

•                  Construction Materials: the “construction materials” business;

•                  Engineered Transportation Solutions: the “engineered transportation solutions” business, combining the “tire and wheel” product line, the “industrial brake and friction” product line and the “power transmission belt” product line;

•                  Interconnect Technologies: the “interconnect technologies” business; and

•                  FoodService Products: the “foodservice products” business.

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

Net sales increased 10.2% in the third quarter of 2010, and 9.6% in the first nine months of 2010 as compared to the same periods in 2009.  Excluding the impact of acquisitions and foreign currency rate changes, net sales grew 7.9% in the third quarter of 2010 and 6.6% in the first nine months of 2010 as compared to the same periods in 2009.  For the third quarter of 2010, organic growth was primarily driven by a 7.5% increase in sales volumes across all business segments. To a lesser extent, selling price increases primarily from the Engineered Transportation Solutions segment also contributed to higher net sales.  For the first nine months of 2010, organic growth was driven by an 8.6% increase in sales volume offset by 1.8% lower selling prices, primarily experienced in the Construction Materials segment.

EBIT of $66.5 million was 10% lower in the third quarter of 2010 as compared to EBIT of $74.0 million in the third quarter of 2009.  EBIT was negatively impacted by higher raw material costs experienced in the third quarter of 2010 compared to the prior year period. Partially offsetting the negative impact of the increase in raw material costs on EBIT in the third quarter was the positive impact of higher sales volumes, reduced operating costs attributed to efficiencies gained through the implementation of the Carlisle Operating System and higher selling prices.

EBIT for the first nine months of 2010 of $169.3 million was 8.1% lower than EBIT of $184.3 million for the first nine months of 2009 primarily as a result of a fire insurance gain of $27.0 million in the prior year period, which negatively impacted the year-over-year comparison.  This as well as the negative impact of higher raw material costs and lower selling prices on a year to date basis were significantly offset by increased sales volumes, lower plant and corporate restructuring costs, and lower operating costs attributed to the implementation of the Carlisle Operating System.

With the exception of the FoodService Products segment, all of the Company’s segments have experienced increased demand in the first nine months of 2010. The Company expects moderate sales growth to continue for the remainder of the year; however uncertainty regarding higher raw material costs, economic recovery, and credit availability remains, which could place negative pressure on EBIT in future periods.

The Company’s effective tax rate for continuing operations was significantly lower in the third quarter of 2010 as compared to the prior year period, primarily as a result of recognition during the third quarter of adjustments to a prior year return and lower taxes in certain foreign jurisdictions.  On a year to date basis, the Company’s effective tax rate of 33.8% was comparable to an effective tax rate of 32.8% for the first nine months of 2009.

On October 4, 2010, the Company sold its specialty trailer business, which was previously reported in its Specialty Products segment for cash proceeds of $35 million. The gain on the sale of the specialty trailer business to be recognized in the fourth quarter of 2010 is estimated to be $6.3 million.  Results for this business for the third quarter of 2010 and all prior periods presented have been reclassified to Discontinued Operations.

Sales and Earnings

Net Sales

	Third Quarter			Acquisition	Volume	Price	Product	Exchange
(in millions)	2010	2009	Change	Effect	Effect	Effect	Mix Effect	Rate Effect

Net Sales	$665.9	$604.2	10.2%	2.3%	7.5%	0.7%	-0.3%	0.0%

	First Nine Months			Acquisition	Volume	Price	Product	Exchange
(in millions)	2010	2009	Change	Effect	Effect	Effect	Mix Effect	Rate Effect

Net Sales	$1,900.8	$1,733.8	9.6%	2.6%	8.6%	-1.8%	-0.2%	0.4%

Net sales increase of 10.2% in the third quarter of 2010 included organic sales growth of 7.9% from the third quarter of the prior year, primarily reflecting 7.5% higher sales volume in all segments.  Acquisitions in the Interconnect Technologies and Engineered Transportation Solutions segments contributed $14.0 million to sales.

For the first nine months of 2010, organic sales increased by 6.6% from the prior year period, reflecting sales growth in all segments with the exception of Foodservice Products.  Among all segments, an 8.6% increase due to higher sales volumes resulting from higher demand was partially offset by a 1.8% decrease in selling prices which occurred primarily in the Construction Materials segment. Acquisitions in the Interconnect Technologies and Engineered Transportation Solutions segments contributed $45.9 million of sales as compared to the same period of 2009.

Gross Margin

	Third Quarter			First Nine Months
(in millions)	2010	2009	Change	2010	2009	Change

Gross profit	$143.6	$144.1	-0.3%	$399.2	$378.1	5.6%

Gross margin	21.6%	23.8%		21.0%	21.8%

The reduction in gross margin (gross profit expressed as a percentage of net sales) during the third quarter 2010 from the prior period resulted from higher raw material costs primarily in the Construction Materials and Engineered Transportation Solutions segments.  Partially offsetting this impact were organic sales growth and efficiency gains from the Carlisle Operating System.  During the first nine months of 2010, gross margin was relatively flat compared to the first nine months of 2009, reflecting higher sales volume and efficiency gains from the Carlisle Operating System, offset by lower selling prices and higher raw material costs.

Selling and Administrative Expenses

	Third Quarter			First Nine Months
(in millions)	2010	2009	Change	2010	2009	Change

Selling & Administrative	$71.5	$65.3	9.5%	$214.7	$202.9	5.8%

As a percentage of net sales	10.7%	10.8%		11.3%	11.7%

Selling and administrative expenses in the third quarter of 2010 included $2.3 million of expenses from acquisitions in the Interconnect Technologies and Engineered Transportation Solutions segments.  In addition to the impact of acquisitions, selling expenses increased $3.5 million related to expansion efforts in Asia Pacific, increased investment in the off-highway braking product line of the Engineered Transportation Solutions segment and, to a lesser extent, higher sales volume from the remaining business segments.

Selling and administrative expenses in the first nine months of 2010 included $8.5 million of expenses from acquisitions in the Interconnect Technologies and Engineered Transportation Solutions segments.  Results in the first nine months of 2009 include $2.3 million of corporate restructuring charges.  In addition to the impact of acquisitions, selling expenses increased by $5.6 million due to expansion efforts in Asia Pacific, the aforementioned investment in the off-highway braking product line and, to a lesser extent, higher sales volume from the remaining business segments.

Research and Development Expenses

	Third Quarter			First Nine Months
(in millions)	2010	2009	Change	2010	2009	Change

Research and Development	6.0	3.9	53.8%	16.8	12.3	36.6%

As a percentage of net sales	0.9%	0.6%		0.9%	0.7%

The increase in research and development expenses in the third quarter of 2010 reflected $0.6 million of expenses from acquisitions in the Interconnect Technologies segment as well as higher costs associated with the Company’s efforts to expand new product development for future growth opportunities.

The increase in research and development expenses in the first nine months 2010 reflects $2.0 million of expenses from acquisitions in the Interconnect Technologies segment as well as the aforementioned investments in new product development.

Other (Income) Expense, Net

	Third Quarter		First Nine Months
(in millions)	2010	2009	2010	2009

Gain related to fire settlement	$—	$—	$—	$(27.0)
Other (income) expense, net	(0.4)	0.9	(1.6)	5.6
	$(0.4)	$0.9	$(1.6)	$(21.4)

Gain related to fire settlement of $27.0 million for the first nine months of 2009 reflects insurance recoveries on losses resulting from a fire which destroyed the Company’s tire manufacturing facility in Bowden, GA in November of 2008.

Other income, net of $0.4 million for the third quarter of 2010 compared to other expense, net of $0.9 million for the third quarter of 2009.  Results for 2009 include $1.6 million in asset impairment charges in the Construction Materials segment.

Other income, net of $1.6 million for the first nine months of 2010 consists primarily of net foreign currency exchange rate gains.  Other expense, net of $5.6 million in the first nine months of 2009 included $7.8 million in asset impairment charges related to plant restructurings primarily in the Engineered Transportation Solutions segments and asset impairment in the Construction Materials segment.

EBIT (Earnings Before Interest and Taxes)

	Third Quarter			First Nine Months
(in millions)	2010	2009	Change	2010	2009	Change

EBIT	$66.5	$74.0	-10.1%	$169.3	$184.3	-8.1%

EBIT Margin	10.0%	12.2%		8.9%	10.6%

EBIT in the third quarter of 2010 was lower than the prior year due to raw materials costs incurred primarily in the Construction Materials and Engineered Transportation Solutions segments that were higher than last year’s levels.  Partially offsetting these impacts were higher sales volumes, reduction in operating costs attributable to efficiencies gained through the Carlisle Operating System and selling price increases resulting primarily from pricing actions in the Engineered Transportation Solutions segment.  Plant restructuring charges in the third quarter of 2010 of $3.4 million compared to plant and corporate restructuring charges of $3.8 million during the third quarter of 2009.

The reduction of EBIT in the first nine months of 2010 was primarily the result of a gain of $27.0 million from a fire insurance recovery which occurred in the first nine months of 2009.  EBIT was also negatively impacted in 2010 by higher raw materials costs and selling prices that were lower than the prior year, primarily during the first quarter of 2010.  Significantly offsetting these impacts were higher sales volumes, improvements in operating costs attributable to efficiencies gained through the Carlisle Operating System and a year-over-year decrease in plant and corporate restructuring charges from $14.7 million in the first nine months of 2009 to $10.3 million in the first nine months of 2010.

Interest Expense

	Third Quarter			First Nine Months
(in millions)	2010	2009	Change	2010	2009	Change

Gross interest expense	$1.5	$2.2		$5.4	$7.4
Interest Income	(0.1)	(0.2)		(0.3)	(0.4)
Interest Expense, net	$1.4	$2.0	-30.0%	$5.1	$7.0	-27.1%

The reduction in interest expense for both the third quarter and first nine months of 2010 reflect lower outstanding debt levels in comparison to the respective prior year periods.

Income Taxes

	Third Quarter			First Nine Months
(in millions)	2010	2009	Change	2010	2009	Change

Income tax expense	$18.3	$24.9	-26.5%	$55.5	$58.1	-4.5%

Effective tax rate	28.1%	34.6%		33.8%	32.8%

The Company’s effective tax rate varies from the statutory rate within the United States of 35% due primarily to the deduction attributable to U.S. production activities, state tax requirements, earnings in foreign jurisdictions taxed at rates different from the statutory U.S. federal rate, and tax credits.  During 2010, the Company has been subject to higher tax requirements for certain of its operations in China.  The effective tax rate was lower during the third quarter of 2010 primarily as a result of recognition of discrete items including adjustments to a prior year return and lower taxes on certain foreign jurisdictions.

Income from Continuing Operations

	Third Quarter			First Nine Months
(in millions)	2010	2009	Change	2010	2009	Change

Income from continuing operations, net of tax	$46.8	$47.1	-0.6%	$108.7	$119.2	-8.8%

EPS
Basic	$0.76	$0.77		$1.77	$1.95
Diluted	0.75	0.76		1.75	1.93

Income in the third quarter of 2010 was negatively impacted by a 10% reduction in EBIT, offset by the positive impact of a lower effective tax rate in the third quarter of 2010 versus the prior period in 2009.

Income in the first nine months of 2010 was lower than the prior year period due to an after-tax gain of $16.8 million, or $0.27 per diluted share, related to insurance recoveries during the first nine months of 2009. Partially offsetting this negative impact was a reduction in after-tax asset impairment and restructuring charges, from $13.3 million, or $0.22 per diluted share, during the first nine months of 2009, to after-tax restructuring expense of $6.5 million, or $0.11 per diluted share, during the first nine months of 2010.

Income (Loss) from Discontinued Operations

	Third Quarter		First Nine Months
(in millions)	2010	2009	2010	2009

Income (loss) from discontinued operations	$5.6	$(1.1)	$6.9	$(16.3)
Tax expense (benefit)	1.9	(0.6)	2.2	(5.8)
	$3.7	$(0.5)	$4.7	$(10.5)

EPS
Basic	$0.06	$(0.01)	$0.08	$(0.17)
Diluted	0.06	(0.01)	0.08	(0.17)

Income from discontinued operations for the third quarter of 2010 primarily reflects higher operating earnings from its specialty trailer business, Trail King.  On October 4, 2010, the Company sold its specialty trailer business, which was previously reported in its Specialty Products segment, for cash proceeds of $35 million. The gain on the sale of the specialty trailer business to be recognized in the fourth quarter of 2010 is estimated to be $6.3 million.  Additional gains or losses on sale may be recorded in future periods based upon proceeds received from the Company’s share of any future earnings and the result of the final working capital adjustment.  Results for this business for the third quarter of 2010 and all prior periods presented have been reclassified to Discontinued Operations.

Results for the first nine months of 2010 reflect the aforementioned results of the specialty trailer business, as well as the sale of the Company’s interest in the refrigerated truck bodies business for a gain of $1.9 million.  The Company also recognized an after-tax gain of $1.3 million on the sale of real estate from its former on-highway friction and brake shoe business during the first quarter of 2010.  The loss from discontinued operations for the first nine months of 2009 includes after-tax severance, asset write-down and impairment charges of $3.7 million related to the exit of the on-highway friction and brake shoe business and after-tax operating losses of $5.5 million in the specialty trailer business.

Net Income

	Third Quarter			First Nine Months
(in millions)	2010	2009	Change	2010	2009	Change

Net Income	$50.5	$46.6	8.4%	$113.4	$108.7	4.3%

EPS
Basic	$0.82	$0.76		$1.85	$1.78
Diluted	0.81	0.75		1.83	1.76

The increase in net income in the third quarter of 2010 primarily reflects increased income from discontinued operations.  The increase in net income in the first nine months 2010 primarily reflects increased income from discontinued operations primarily offset by lower income from continuing operations in part due to the recognition of the aforementioned gain related to insurance recoveries during the first nine months of 2009.

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

On October 15, 2010, the Company announced the signing of a definitive agreement to acquire Hawk Corporation, a leading worldwide supplier of friction materials for brakes, clutches and transmissions, for $50.00 per share in an all-cash transaction.  The total cash consideration to be paid for the outstanding shares of Hawk Corporation is expected to be approximately $413 million.  The transaction will be funded with cash on hand and the Company’s existing revolving credit facility.  The Company expects the acquisition to close in the fourth quarter of 2010.  Upon consummation of the transaction, Hawk will become part of the industrial brake and friction product line.  Costs associated with the transaction are estimated to be between $9 million and $12 million during the fourth quarter of 2010.

Financial Reporting Segments

Construction Materials (“CCM”)

	Third Quarter			First Nine Months
			Change			Change
(in millions)	2010	2009	%	2010	2009	%

Net Sales	$354.8	$340.1	4.3%	$917.1	$862.2	6.4%

EBIT	$54.1	$60.4	-10.4%	$124.8	$116.5	7.1%

EBIT Margin	15.2%	17.8%		13.6%	13.5%

Net sales in the Construction Materials segment during the third quarter of 2010 increased by 4.3%, primarily reflecting an increase in sales volume.  CCM has experienced higher demand for its re-roofing applications. Selling prices for CCM’s product lines during the third quarter of 2010, though higher when compared to the second quarter of 2010, were slightly lower in comparison to the prior year.

Net sales for the first nine months of 2009 increased by 6.4% for the first nine months of 2010, reflecting a 10.3% net increase in sales volumes from higher demand for re-roofing, partially offset by a 3.9% reduction in selling prices primarily experienced during the first and second quarters of 2010.

During the third quarter of 2010, CCM achieved an EBIT margin (EBIT expressed as percentage of net sales) of 15.2% partially attributable to the realization of efficiency gains from the Carlisle Operating System and other manufacturing improvements.  This compared to margin of 17.8% for prior year period, which reflected a period of significantly lower raw material price levels.

EBIT margins of 13.6% in the first nine months of 2010 remained fairly level as compared to margins of 13.5% during the first nine months of 2009. Increased margin from higher sales volume, improved overhead absorption resulting from higher production levels and efficiency gains from the Carlisle Operating System were offset by a 3.9% decrease in selling prices as compared to the first nine months of 2009 and higher raw material costs experienced in 2010.

Net sales and EBIT are generally higher for this segment in the second and third quarters of the year due to increased construction activity during these periods. CCM has seen improvement in demand in the reroofing market particularly through the first half of the year, but continues to face uncertainties, including those regarding the economic recovery and the continued weakness in the new construction market. Raw material costs remain at levels higher than the prior year and there is continued uncertainty in the raw material environment.  CCM’s ability to recover additional raw material costs through price increases or surcharges is subject to significant price competition.

Engineered Transportation Solutions (“ETS”)

	Third Quarter			First Nine Months
			Change			Change
(in millions)	2010	2009	%	2010	2009	%

Sales	$186.0	$158.3	17.4%	$616.4	$560.1	10.1%

EBIT	$8.4	$7.6	10.5%	$31.2	$62.8	-50.3%

EBIT Margin	4.5%	4.8%		5.1%	11.2%

In the third quarter of 2010, organic sales increase of 15.5% primarily reflected an increase in sales volumes and to a lesser extent, an increase in selling prices, which were increased during previous quarters in response to higher raw material pricing.   ETS achieved organic sales growth in all of its major product lines, most notably growth of 48% in its off-highway braking product line and, within its power sports product line, ATV sales growth of 28%.  Sales from the acquisition of Japan Power Brake contributed $2.9 million to net sales.

In the first nine months of 2010, organic sales growth of 7.7% primarily reflected an increase in sales volumes and a slight increase in selling prices resulting from pricing actions that have taken place throughout 2010 in response to higher raw material costs.  ETS achieved organic sales growth in all of its major product lines, most notably growth of 30% in its off-highway braking product line, 18% within its power transmission product line and 6% growth in its power sports product line. Sales from Japan Power Brake contributed $6.5 million to net sales.

EBIT margin in the third quarter of 2010 was negatively impacted by higher raw material costs experienced in 2010.  The negative impact of raw material costs was significantly offset by higher sales volume, increased selling prices and efficiencies from the Carlisle Operating System.  ETS continued to experience significant increases on some of its key raw materials, in particular natural rubber, synthetic rubber and hot rolled steel sheet, over the prior year period.  Restructuring expenses of $3.3 million in the third quarter of 2010 compared to asset impairment and restructuring expenses of $3.4 million in the third quarter of 2009.

The reduction in EBIT during the first nine months of 2010 was primarily due to gain of $27.0 million from a fire insurance recovery which occurred in 2009 as well as higher raw material costs during 2010. Restructuring expenses for the nine months ended September 30, 2010 of $9.2 million compared to asset impairment and restructuring expenses of $11.8 million in the prior year period.

During the first nine months of 2010, the Company had two consolidation projects underway within the Engineered Transportation Solutions segment in its continuing efforts to reduce costs and streamline its operations.  Descriptions of these projects are set forth below:

•                  In the third quarter of 2009, the Company announced plans to consolidate its tire manufacturing operations in Heflin, AL, Carlisle, PA, and portions of Buji, China into a new facility in Jackson, TN purchased in the third quarter of 2009. The consolidation of the U.S. tire manufacturing operations into Jackson, TN is expected to be substantially completed by the end of 2010 with further consolidation of the Buji, China operations and remaining component production in Carlisle, PA into Jackson, TN to be completed by the first quarter of 2011.

•                  In the fourth quarter of 2009, the Company announced plans to close its friction product manufacturing facility in Logansport, IN and to consolidate operations into its locations in Hangzhou, China and Bloomington, IN.  This consolidation is expected to be completed by the end of 2010.

The Company expects the total cost of these consolidation projects will be approximately $25.7 million, of which $17.7 million has been incurred through September 30, 2010, and $5.9 million is expected to be incurred in the remainder of 2010. An additional $2.1 million is expected to be incurred in the first quarter of 2011 related to final transfer and disposition of operations primarily for the consolidation of tire operations into Jackson, TN as noted above. The Company recorded $9.2 million of expense during the first nine months of 2010 consisting of employee termination costs and other relocation costs. Amounts expected to be incurred in the remainder of 2010 relate to employee termination and other costs associated with the relocation of employees and equipment.

Cost savings related to these consolidations, primarily resulting from the reduction of operating costs, are expected to approximate $20 million per year by 2012.  An estimated $2 million is expected to be realized in 2010, and an additional $9 million is estimated to be realized in 2011.

Net sales and EBIT are generally higher in the first six months of the year due to peak sales volumes in the outdoor power equipment product lines. Raw material costs remain at levels higher than the prior year and there is continued uncertainty in the raw material environment.  Furthermore, attempts to recover additional raw material costs through price increases or surcharges are subject to significant price competition.

The current restructuring activities to consolidate tire manufacturing facilities into a start-up manufacturing facility in Jackson, TN could cause additional disruptions to customers. ETS could also be negatively impacted by cost and availability of shipping channels and the amount of time required to ship product manufactured in China.

In addition, the Company could be negatively impacted by the U.S Customs Matter described in Note 14 of the Notes to the Unaudited Consolidated Financial Statements in Item 1.

Interconnect Technologies (“CIT”)

	Third Quarter			First Nine Months
			Change			Change
(in millions)	2010	2009	%	2010	2009	%

Sales	$61.4	$43.1	42.5%	$185.6	$126.1	47.2%

EBIT	$8.2	$4.9	67.3%	$22.0	$11.7	88.0%

EBIT Margin	13.4%	11.4%		11.9%	9.3%

In the third quarter of 2010, the acquisitions of Jerrik and ECS contributed $11.1 million, or 26%, in net sales.  Organic sales increased by 17% in the third quarter of 2010, primarily on growth of products sold in the aerospace and RF microwave markets.  Sales growth within the aerospace product line primarily reflected increased sales from the Boeing 787 program as well as increased demand for interconnect products and rack installation systems in airplane retrofit applications.  CIT has also experienced growth in its aerospace product applications for certain Airbus programs. Also contributing to higher growth in CIT’s aerospace and RF microwave product lines is increased demand for its products within military applications including unmanned aerial vehicles (UAV) and jamming devices for improvised explosive devices (IED).

For the first nine months of 2010, organic sales increased by 16% reflecting higher sales volumes led by aerospace. The acquisitions of Jerrik and ECS contributed $39.4 million, or 31%, to net sales during the first nine months of 2010 and organic sales increased by 16%, primarily driven by growth in the market for the Company’s aerospace products.

EBIT margin increased from 11.4% in the third quarter of 2009 to 13.4% in the third quarter of 2010. The improvement in EBIT margin was primarily due to higher sales volume and efficiencies gained through the Carlisle Operating System.  For the first nine months of 2010, EBIT margin increased from 9.3% in 2009 to 11.9% in 2010.  EBIT for the first nine months of the year increased 88% due to contributions from acquisitions, higher sales volume and efficiencies gained from the Carlisle Operating System.

In the fourth quarter of 2009, in efforts to reduce costs and streamline operations, the Company announced that it would consolidate its Vancouver, WA facility into its facilities in Long Beach, CA, Tukwila, WA, and Dongguan, China and close its Vancouver facility. This consolidation was completed during the third quarter of 2010.

The total cost of this consolidation project was $4.2 million, of which $1.1 million of expense was incurred during the first nine months of 2010 primarily consisting of employee termination costs and other relocation costs.

With the acquisitions of Jerrik and ECS, ramp-up of the Boeing 787 and Airbus programs, and growth prospects of the markets served by this segment, the long-term outlook for this segment remains favorable. However, potential cancelations in new airplane manufacturing schedules and the impact of potential defense budget cuts could have a negative impact. In addition, CIT may face challenges as it continues integration efforts with Jerrik and ECS to provide a vertically integrated platform to its customers.

FoodService Products (“CFSP”)

	Third Quarter			First Nine Months
			Change			Change
(in millions)	2010	2009	%	2010	2009	%

Sales	$63.7	$62.7	1.6%	$181.7	$185.4	-2.0%

EBIT	$6.3	$8.4	-25.0%	$19.0	$18.4	3.3%

EBIT Margin	9.9%	13.4%		10.5%	9.9%

During the third quarter 2010, net sales increase of 1.6% primarily reflected a 6.8% increase in sales from the foodservice product line from increased demand for inventory replenishment orders, offset by a 7.1%

sales decline in the healthcare product line. While year-to-date sales in the foodservice product line have been relatively flat when compared to the prior year reflecting the overall negative growth in the restaurant industry, year to date sales declines were impacted by lower demand in the healthcare product line.

The decline in margins during the third quarter 2010 was due to increased material costs primarily related to resin and purchased finished goods as well as higher transportation costs.  EBIT margins increased from 9.9% during the first nine months of 2009 to 10.5% during the first nine months of 2010 primarily due to efficiency gains from the Carlisle Operating System.

The foodservice products business is generally not subject to seasonal demand. The outlook for the foodservice industry within the United States continues to show slightly negative growth for the remainder of 2010 and is highly dependent on overall employment.

Corporate expense

	Third Quarter			First Nine Months
(in millions)	2010	2009	Change	2010	2009	Change

Corporate expenses	$(10.5)	$(7.3)	-43.8%	$(27.7)	$(25.1)	-10.4%

As a percentage of net sales	-1.6%	-1.2%		-1.5%	-1.4%

The increase in corporate expense in the third quarter 2010 primarily reflected higher costs related to the ramp up of sales and sourcing support service in the Asia Pacific region, which has seen increased sales of 81% during the first nine months of 2010 versus the prior year period.  Corporate expense was also impacted by higher foreign currency exchange rate losses incurred during the third quarter of 2010 as compared to the third quarter of 2009.

For the first nine months of 2010, corporate expenses increased versus the prior year primarily due to the aforementioned expansion of services in Asia Pacific.  Corporate expenses for the first nine months of 2009 included $2.3 million in corporate restructuring charges.

Liquidity and Capital Resources

Sources and Uses of Cash

	First Nine Months
In millions	2010	2009
Net cash provided by operating activities	$62.4	$333.4
Net cash used in investing activities	(20.7)	(31.0)
Net cash used in financing activities	(23.5)	(263.8)
Effect of exchange rate changes on cash	0.3	(0.1)
Change in cash and cash equivalents	$18.5	$38.5

As of September 30, 2010, the Company had $114.8 million of cash on hand, of which $38.8 million was located in wholly owned subsidiaries of the Company outside the United States.  Net cash provided by operating activities was $62.4 million for the first nine months of 2010, compared to net cash provided by operating activities of $333.4 million for the first nine months of 2009. Cash used for working capital and other assets and liabilities of $102.3 million for the first nine months of 2010 primarily reflected an increase in receivables and inventory due to higher sales activity, as compared to cash provided by working capital and other assets and liabilities of $178.3 million for the first nine months of 2009.

The Company views the ratio of its average working capital balances (defined as the average of the quarter end balances of receivables, plus inventory less accounts payable) as a percentage of annualized sales (defined as year-to-date net sales calculated on an annualized basis) as an important measure of its ability to effectively manage its cash requirements in relation to changes in sales activity.  For the first nine months of 2010, average working capital as a percentage of annualized sales was 21.6%, as compared to a percentage of 25.1% for the first nine months of 2009.

Cash used for investing activities was $20.7 million for the first nine months of 2010, compared to cash used of $31.0 million for the first nine months of 2009. Capital expenditures were $46.8 million in the first nine months of 2010 compared to capital expenditures of $34.9 million in the first nine months of 2009. Proceeds from the sale of the refrigerated truck bodies business on February 2, 2010 were $20.6 million.

In the third quarter of 2009, activities commenced on the consolidation of three tire manufacturing operations into a new facility in Jackson, TN. Total cash expenditures associated with this project are expected to approximate $64 million, of which $45 million relate to the purchase of the facility and investment in equipment, with the remainder relating to relocation and severance costs. Through September 30, 2010, the Company had incurred approximately $40 million of cash expenditures.

Cash used by financing activities of $23.5 million for the first nine months of 2010 primarily reflects the payment of dividends, which were increased to $0.17 per share from $0.16 per share by the Company’s Board of Directors on August 6, 2010. Cash used by financing activities of $263.8 million for the first nine months of 2009 included a reduction in borrowings under the revolving credit facility and securitization facility and the payment of dividends.

Debt Instruments, Guarantees and Covenants

At September 30, 2010 the Company had $469 million available under its $500 million revolving credit facility. The revolving credit facility provides for grid-based interest pricing based on the credit rating of the Company’s senior unsecured bank debt or other unsecured senior debt and the Company’s utilization of the facility.  The facility requires the Company to meet various restrictive covenants and limitations including certain net worth, cash flow ratios and limits on outstanding debt balances held by certain subsidiaries.  The Company was in compliance with all covenants and limitations in 2010 and 2009.

The Company also maintains a $55 million uncommitted line of credit, all of which was available at September 30, 2010.

On October 15, 2010, the Company entered into a definitive agreement to acquire Hawk Corporation for estimated cash consideration of $413 million. The Company has capacity to finance this acquisition primarily utilizing borrowings available under its revolving credit facility as well as cash on hand.  The Company expects to remain in compliance with all covenants and limitations under its revolving credit facility subsequent to the purchase of Hawk.  The Company may also utilize other long-term financing options such as those obtained through public or private markets, as the revolving credit facility expires in June of 2012.

The Company’s $150 million senior unsecured notes due 2016 are rated BBB by Standard & Poor’s and Baa2 by Moody’s.  The Company does not anticipate its current ratings to change after any additional debt obligations are incurred related to the acquisition of Hawk. The Company views its debt to capital ratio (defined as short-term debt plus long-term debt divided by the sum of total Shareholders’ equity, long-term debt and short-term debt) as an important indicator of its ability to utilize debt in financing acquisitions. As of September 30, 2010, the Company’s debt to capital ratio was 11%.

New Accounting Pronouncements

There are currently no new accounting standards that have been issued that are expected to have a significant impact on the Company’s financial position, results of operations and cash flows upon adoption.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes in the Company’s market risk for the period ended September 30, 2010. For additional information, refer to Item 7A of the Company’s 2009 Annual Report on Form 10-K.

Item 4. Controls and Procedures

(a) Under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation and as of September 30, 2010, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective.

(b) There were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.                                                 Legal Proceedings

ETS U.S. Customs Matter

The Company received written correspondence from the U. S. Immigration and Customs Enforcement Office of Investigations (“ICE”) dated March 11, 2010 indicating that it initiated an investigation relating to the classification of certain rubber tires imported by its tire and wheel operation within the Engineered Transportation Solutions segment since 2004.  The Company responded to ICE’s inquiry and, on August 19, 2010, ICE informed the Company that it had terminated its investigation.  The Company continues to work separately with U. S. Customs and Border Protection to properly classify its products.

At this time, the Company cannot predict or determine the amount of additional duties and/or civil fines or penalties, if any, owed as a result of this classification effort.  In the opinion of management, the ultimate outcome of such actions will not have a material adverse effect on the consolidated financial position of the Company.

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

October 26, 2010

	By:	/s/ Steven J. Ford
Name: Steven J. Ford
Title: Vice President and Chief Financial Officer