Form 10-K
period 2010-12-31
CARLISLE COMPANIES INC
filed 2011-02-16
CIK 790051

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number 1-9278

CARLISLE COMPANIES INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	31-1168055 (I.R.S. Employer Identification No.)
13925 Ballantyne Corporate Place, Suite 400, Charlotte, North Carolina 28277 (Address of principal executive office, including zip code)	(704) 501-1100 (Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $1 par value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of January 31, 2011, 61,029,643 shares of common stock of the registrant were outstanding; the aggregate market value of the shares of common stock of the registrant held by non-affiliates was approximately $2,203,170,258 based upon the closing price of the common stock on the New York Stock Exchange on June 30, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 2011 are incorporated by reference in Part III.

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

Management Philosophy/Business Strategy

        The Company strives to be the market leader in the various niche markets we serve. The Company is dedicated to achieving low cost positions and providing service excellence based on, among other things, superior quality, on-time delivery and short cycle times.

        The presidents of the various operating companies are given considerable autonomy and have a significant level of independent responsibility for their businesses and their performance. The Company believes that this structure encourages entrepreneurial action and enhances responsive decision making thereby enabling each operation to better serve its customers and react quickly to its customers' needs.

        The Company's executive management role is to (i) provide general management oversight and counsel, (ii) manage our portfolio of businesses including identifying acquisition candidates and assisting in acquiring candidates identified by the operating companies, as well as identifying businesses for divestiture in an effort to optimize the portfolio, (iii) allocate and manage capital, (iv) evaluate and motivate operating management personnel, and (v) provide selected other services.

        During 2008, the Company began the implementation of the Carlisle Operating System ("COS"), a manufacturing structure and strategy deployment system based on lean enterprise and six sigma principles. COS is a continuous improvement process and is redefining the way we do business. Waste is being eliminated and efficiencies improved enterprise wide, allowing us to increase our overall profitability. Improvements are not limited to production areas, as COS is also driving improvements in new product innovation, engineering, supply chain management, warranty and product rationalization. COS is creating a culture of continuous improvement across all aspects of our business operations.

Acquisitions and Divestitures

        The Company has a long-standing acquisition strategy. Traditionally, we have focused on acquiring new businesses that can be added to existing operations, or "bolt-ons". In addition, the Company considers acquiring new businesses that can operate independently from other Carlisle companies. Factors considered by us in making an acquisition include consolidation opportunities, technology, customer dispersion, operating capabilities and growth potential.

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

        Information on the Company's revenues, earnings and identifiable assets for continuing operations by industry segment for the last three fiscal years is as follows (amounts in millions):

Financial Information about Industry Segments*

	2010	2009*	2008*
Sales to Unaffiliated Customers(1)
Carlisle Construction Materials	$1,223.6	$1,125.9	1,472.3
Carlisle Transportation Products	684.8	633.5	803.3
Carlisle Brake & Friction	129.4	74.6	124.9
Carlisle Interconnect Technologies	251.1	180.5	197.9
Carlisle FoodService Products	238.8	243.6	266.2

Total	$2,527.7	$2,258.1	$2,864.6

Earnings Before Interest and Income Taxes
Carlisle Construction Materials	$159.2	$155.2	$151.1
Carlisle Transportation Products	21.7	53.4	(40.8)
Carlisle Brake & Friction	(0.9)	0.8	27.9
Carlisle Interconnect Technologies	30.9	14.3	25.2
Carlisle FoodService Products	24.3	24.7	20.7
Corporate(2)	(39.1)	(36.5)	(31.0)

Total	$196.1	$211.9	$153.1

Identifiable Assets
Carlisle Construction Materials	$594.6	$572.4	$667.8
Carlisle Transportation Products	554.5	489.4	552.3
Carlisle Brake & Friction	662.0	82.5	87.2
Carlisle Interconnect Technologies	398.8	391.9	330.0
Carlisle FoodService Products	212.4	218.4	234.5
Corporate(3)	105.6	122.7	109.0

Total	$2,527.9	$1,877.3	$1,980.8

*
All periods presented have been adjusted to reflect the segregation of Carlisle Transportation Products and Carlisle Brake & Friction, previuosly reported together as Engineered Transportation Solutions

(1)
Intersegment sales or transfers are not material

(2)
Includes general corporate expenses

(3)
Consists primarily of cash and cash equivalents, facilities, and other invested assets, and includes assets of discontinued operations not classified as held for sale

        A reconciliation of assets reported above to total assets as presented on the Company's Consolidated Balance Sheets in Item 8 is as follows:

	2010	2009
Total Identifiable Assets by segment per table above	$2,527.9	$1,877.3
Assets held for sale of discontinued operations*	1.6	36.8

Total assets per Consolidated Balance Sheets in Item 8	$2,529.5	$1,914.1

*
See Note 19 to the Consolidated Financial Statements in Item 8.

Description of Businesses by Segment

Carlisle Construction Materials ("CCM")

        The construction materials segment includes the construction materials business, which manufactures and sells rubber, or EPDM, and thermoplastic polyolefin, or TPO, roofing systems. In addition, the construction materials business markets and sells polyvinyl chloride membrane and accessories purchased from third party suppliers. CCM also manufactures and distributes energy-efficient rigid foam insulation panels for substantially all roofing applications. Roofing materials and insulation are sold together in warranted systems or separately in non-warranted systems to the new construction, re-roofing and maintenance, general construction and industrial markets. Through its coatings and waterproofing operation, this segment manufactures and sells liquid and spray-applied waterproofing membranes, vapor and air barriers, and HVAC duct sealants and hardware for the commercial and residential construction markets. The majority of the construction materials products are sold through a network of authorized sales representatives and distributors.

        CCM operates manufacturing facilities located throughout the United States, its primary market. Insulation facilities are located in Kingston, New York, Franklin Park, Illinois, Lake City, Florida, Terrell, Texas, Tooele, Utah and Smithfield, Pennsylvania. EPDM manufacturing operations are located in Carlisle, Pennsylvania and Greenville, Illinois. TPO facilities are located in Senatobia, Mississippi and Tooele, Utah. Block molded expanded polystyrene, or EPS, operations include eleven production and fabrication facilities across the United States.

        Raw materials for this segment include EPDM polymer, TPO polymer, carbon black, processing oils, solvents, asphalt, methylene diphenyl diisocyanate, polyol, polyester fabric, black facer paper, oriented strand board, clay and various packaging materials. Critical raw materials generally have at least two vendor sources to better assure adequate supply. For raw materials that are single sourced, the vendor typically has multiple processing facilities.

        Sales and earnings for CCM tend to be somewhat higher in the second and third quarters due to increased construction activity during those periods.

        The CCM's working capital practices include the following:

  (i)
  Standard accounts receivable payment terms of 45 days to 90 days.

  (ii)
  Standard accounts payable payment terms of 30 days to 45 days.

  (iii)
  Inventories are maintained in sufficient quantities to meet forecasted demand.

        CCM serves a large and diverse customer base; however, in 2010 one customer represented approximately 12% of this segment's revenues, but did not represent 10% of our consolidated revenues. The loss of this customer could have a material adverse effect on this segment's revenues.

        This business faces competition from numerous competitors that produce roofing, insulation and waterproofing products for commercial and residential applications. The level of competition within this market varies by product line. As one of two leading manufacturers in the niche single-ply industry, the construction materials business competes through pricing, innovative products, long-term warranties and customer service. This business offers extended warranty programs on its installed roofing systems, ranging from five years to 30 years and, subject to certain exclusions, covering leaks in the roofing system attributable to a problem with the particular product or the installation of the product. In order to qualify for the warranty, the building owner must have the roofing system installed by an authorized roofing applicator—an independent roofing contractor trained by us to install our roofing systems.

Carlisle Transportation Products ("CTP")

        The transportation products segment is comprised of the tire and wheel and power transmission belt product lines. The tire and wheel product line includes bias-ply, steel-belted radial trailer tires, stamped or roll-formed steel wheels, non-automotive rubber tires, and tire and wheel assemblies. The power transmission product line includes industrial belts and related components.

        The products in the transportation products segment are manufactured and sold by direct sales personnel to original equipment manufacturers, or OEMs, mass merchandisers and various wholesale and industrial distributors primarily in North America, Europe and Asia. A majority of sales are generated in the United States and Canada. Key markets served include outdoor power equipment, agriculture, construction, power sports, home appliance, high speed trailer, automotive styled wheels, recreational vehicles, industrial power transmission and related aftermarket distributors. Manufacturing facilities are located in the United States and China. In addition, the business has various distribution centers in the United States, Canada, Europe and China that provide local sales and service.

        Raw materials for this segment include steel, rubber, fabric and other oil-based commodities required for tire, wheel and belt production. Raw materials are sourced worldwide to better assure adequate supply, and critical raw materials generally have at least two vendor sources.

        Sales and earnings tend to be somewhat higher in the first six months of the year due to peak sales in the outdoor power equipment and replacement markets.

        With respect to working capital, practices for this business include the following:

  (i)
  Standard accounts receivable payment terms of 30 days to 120 days.

  (ii)
  Standard accounts payable payment terms of 30 days to 120 days.

  (iii)
  Inventories are maintained in sufficient quantities to meet forecasted demand. For the tire and wheel business, inventories are generally higher in the fourth and first quarters to meet seasonal demand. Inventories tend to build late in the year in advance of the busy season and then steadily fall throughout the first half of the subsequent year.

        CTP serves a large and diverse customer base; however, in 2010 one customer represented approximately 13% of this segment's revenues, but did not represent 10% of our consolidated revenues. The loss of this customer could have a material adverse effect on this segment's revenues.

        This business competes globally against regional and international manufacturers. Few competitors participate in all served markets. A majority participate in only a few of the business's served markets on a regional or global basis. Markets served are competitive and the major competitive factors include product performance, quality, product availability and price. The relative importance of these competitive factors varies by market segment and channel.

        CTP has undertaken several consolidation projects within this segment in our efforts to reduce costs and streamline our operations. In 2009, CTP completed the consolidation of 19 distribution centers in the United States and Canada into nine existing facilities. In 2009, it also completed the consolidation of three wheel manufacturing plants located in California into one facility in Ontario, California and completed the consolidation of our pneumatic tire manufacturing operations in Buji, China into its manufacturing operation in Meizhou, China. In the third quarter of 2009, CTP began the process of consolidating its tire manufacturing operations in Heflin, Alabama, Carlisle, Pennsylvania and portions of Buji, China into a new facility in Jackson, Tennessee that was purchased in the third quarter of 2009. The consolidation of tire manufacturing operations into Jackson, Tennessee is expected to be completed by the first quarter of 2011.

Carlisle Brake & Friction ("CBF")

        The brake and friction products segment consists of off-highway braking systems and friction products for off-highway, on-highway, aircraft and other industrial applications. The products in the brake and friction products segment are manufactured and sold by direct sales personnel to original equipment manufacturers, or OEMs, mass merchandisers and various wholesale and industrial distributors around the world, including North America, Europe, Asia, South America and Africa. Key markets served include agriculture, construction, aircraft, mining, heavy truck, wind and alternative energy, performance racing and related aftermarket distributors. Manufacturing facilities are located in the United States, the United Kingdom, Italy, China, Canada and Japan.

        On December 1, 2010, the Company completed the acquisition of all of the outstanding equity of Hawk Corporation ("Hawk") for a total cash purchase price of approximately $414.1 million. See Note 9 in Item 8 for further information regarding the acquisition and the related purchase price allocation. Hawk is a leading worldwide supplier of friction materials for brakes, clutches and transmissions. With this acquisition, we created a comprehensive global braking solutions platform enabling us to provide a broader line of attractive products and increasing presence within key emerging markets such as China, Brazil and India. Upon completion of the acquisition, Hawk combined with Carlisle Industrial Brake & Friction to form CBF.

        The brake manufacturing operations require the use of various metal products such as castings, pistons, springs and bearings. With respect to friction products, the raw materials used are fiberglass, phenolic resin, metallic chips, copper and iron powders, steel, custom-fabricated cellulose sheet and various other organic materials. Raw materials are sourced worldwide to better assure adequate supply, and critical raw materials generally have at least two vendor sources.

        Sales and earnings tend to be marginally stronger in the second and third quarters.

        With respect to working capital, practices for this business include the following:

  (i)
  Standard accounts receivable payment terms of 30 days to 120 days.

  (ii)
  Standard accounts payable payment terms of 30 days to 120 days.

  (iii)
  Inventories are maintained in sufficient quantities to meet forecasted demand.

        CBF serves a large and diverse customer base; however, in 2010 two customers together represented approximately 28% of this segment's revenues, but neither customer represented 10% of our consolidated revenues. The loss of one of these customers could have a material adverse effect on this segment's revenues. On a proforma basis reflecting the combination of Hawk and Carlisle Industrial Brake and Friction, in 2010 one customer represented approximately 22% of this segment's proforma revenues but did not represent 10% of our consolidated proforma revenues.

        This business competes globally against regional and international manufacturers. Few competitors participate in all served markets. A majority participate in only a few of the business's served markets on a regional or global basis. Markets served are competitive and the major competitive factors include product performance, quality, product availability and price. The relative importance of these competitive factors varies by market segment and channel.

        To reduce costs and streamline our operations, in the fourth quarter of 2009, CBF announced plans to close our friction product manufacturing facility in Logansport, Indiana and to consolidate operations into our locations in Hangzhou, China and Bloomington, Indiana. This consolidation was completed in the fourth quarter of 2010.

Carlisle Interconnect Technologies ("CIT")

        The interconnect technologies segment includes the interconnect technologies business, which designs and manufactures high performance wire, cable, fiber optic, RF/microwave and specialty filtered connectors, specialty cable assemblies, integrated wired racks, trays and fully integrated airframe subsystem solutions primarily for the aerospace, defense electronics and test and measurement industries. This business operates manufacturing facilities in the United States and China with the United States, Europe and China being the primary target markets for sales. Sales are made by direct sales personnel.

        Raw materials for this segment include copper conductors that are plated with tin, nickel or silver, polyimide tapes, polytetrafluoroethylene, or PTFE, tapes, PTFE fine powder resin, thermoplastic resins, stainless steel, beryllium copper rod, machined metals and plastic parts and various marking and identification materials. Key raw materials are typically sourced worldwide and have at least two vendor sources to better assure adequate supply.

        The operations of the interconnect technologies business are generally not seasonal in nature.

        The working capital practices for this business include:

  (i)
  Standard accounts receivable payment terms of 30 days to 60 days.

  (ii)
  Standard accounts payable payment terms of 30 days.

  (iii)
  Inventories are maintained in sufficient quantities to meet forecasted demand. The majority of the interconnect technologies business' sales are from made-to-order products, resulting in inventories purchased on demand.

        The interconnect technologies business serves a large and diverse customer base; however, in 2010 two customers together represented 33% of this segment's revenues, but neither customer represented 10% of our consolidated revenues. The loss of one of these customers could have a material adverse effect on this segment's revenues.

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

        In the fourth quarter of 2009, in an effort to reduce costs and streamline operations, we announced that we would consolidate our Vancouver, Washington facility into facilities in Long Beach, California, Tukwila, Washington and Dongguan, China and close our Vancouver facility. This consolidation was completed in the third quarter of 2010.

Carlisle FoodService Products ("CFSP")

        The foodservice products segment includes the foodservice products business, which manufactures and distributes i) commercial and institutional foodservice permanentware, table coverings, cookware, display pieces, lighting equipment and supplies to restaurants, hotels, hospitals, nursing homes, schools and correctional facilities, and (ii) industrial brooms, brushes, mops and rotary brushes for industrial, commercial and institutional facilities. Our product line is distributed from four primary distribution centers located in Charlotte, North Carolina, Oklahoma City, Oklahoma, Reno, Nevada and Zevenaar, The Netherlands to wholesalers, distributors and dealers. These distributor and dealer customers, in turn, sell to commercial and non-commercial foodservice operators and sanitary maintenance professionals. Distributors and dealers are solicited through subcontracted manufacturer representatives and direct sales personnel. The foodservice business operates manufacturing facilities in the United States, China and Mexico, and sales are made primarily in North America and Europe.

        Raw materials used by the foodservice products business include polymer resins, stainless steel and aluminum. Key raw materials are sourced nationally from recognized suppliers of these materials.

        Sales in the foodservice business are marginally stronger in the second and third quarters.

        The working capital practices for this business include:

          (i)  Standard accounts receivable payment terms of 30 days to 60 days.

         (ii)  Standard accounts payable payment terms of 30 days.

        (iii)  Inventories are maintained in sufficient quantities to meet forecasted demand.

        The foodservice products business serves a large and diverse customer base; however, in 2010 two customers together represented 26% of this segment's revenues, but neither of these customers individually represented 10% of our consolidated revenues. The loss of one of these customers could have a material adverse effect on this segment's revenues.

        The foodservice business is engaged in markets that are generally highly competitive, and competes equally on price, service and product performance.

Discontinued Operations

        On October 4, 2010, as part of its commitment to concentrate on its core businesses, the Company sold its specialty trailer business for cash proceeds of $35 million. The final purchase price is subject to a working capital adjustment and the potential to receive an additional $5 million in proceeds based on future earnings. The Company recorded a pre-tax gain on sale of $6.3 million in the fourth quarter of 2010. Additional gains or losses on sale may be recorded in future periods based upon proceeds received from the Company's share of any future earnings and the result of the final working capital adjustment. The Company also recorded after-tax, currency related gains of $4.3 million and $1.8 million in the fourth quarter of 2010 related to the final dissolution of its on-highway friction and brake shoe, and systems and equipment businesses, respectively.

        On February 2, 2010, the Company sold all of the interest in its refrigerated truck bodies business for $20.3 million. In July, 2010, additional proceeds of $0.3 million were received representing a working capital adjustment. Including the working capital adjustment, the sale resulted in a pre-tax gain of $1.9 million, which is reported in discontinued operations. The final purchase price is subject to certain indemnifications made to the buyer, which could reduce the gain in subsequent periods. The Company does not believe any such adjustments will result in a material change to the purchase price.

        In the second quarter of 2008, the Company announced its decision to pursue disposition of its on-highway brake ("on-highway brake business") business. On March 31, 2009, the Company decided to dispose of the assets used in the business as part of a planned dissolution.

        The results of operations for these businesses, and any gains or losses recognized from their sale, are reported as "discontinued operations" for all periods presented.

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

Backlog

        Backlog of orders from continuing operations generally is not a significant factor in most of the Company's businesses, as most of the Company's products have relatively short order-to-delivery periods. Backlog of orders from continuing operations was $360.8 million at December 31, 2010 and $259.0 million at December 31, 2009; however, the majority of these orders are not firm in nature.

Government Contracts

        At December 31, 2010, the Company had no material contracts that were subject to renegotiation of profits or termination at the election of the U.S. government.

Research and Development

        Research and development activities include the development of new product lines, the modification of existing product lines to comply with regulatory changes, and the research of cost efficiencies through raw material substitution and process improvements. The Company's research and development expenses in continuing operations were $23.2 million in 2010 compared to $16.4 million in 2009 and $16.2 million in 2008.

Environmental Matters

        The Company is subject to increasingly stringent environmental laws and regulations, including those relating to air emissions, wastewater discharges, chemical and hazardous waste management and disposal. Some of these environmental laws hold owners or operators of land or businesses liable for their own and for previous owners' or operators' releases of hazardous or toxic substances or wastes. Other environmental laws and regulations require the obtainment and compliance with environmental permits. To date, costs of complying with environmental, health and safety requirements have not been material. The nature of the Company's operations and its long history of industrial activities at certain of its current or former facilities, as well as those acquired could potentially result in material environmental liabilities.

        While the Company must comply with existing and pending climate change legislation, regulation, international treaties or accords, current laws and regulations do not have a material impact on its business, capital expenditures or financial position. Future events, including those relating to climate change or greenhouse gas regulation could require the Company to incur expenses related to the modification or curtailment of operations, installation of pollution control equipment, or investigation and cleanup of contaminated sites.

Employees

        The Company had approximately 11,000 employees in its continuing operations at December 31, 2010.

International

        For foreign sales and an allocation of the assets of the Company's continuing operations, see Note 21 to the Consolidated Financial Statements in Item 8.

NYSE Affirmation

        On June 4, 2010, David A. Roberts, the Company's Chief Executive Officer, submitted to the New York Stock Exchange (the "NYSE") the Annual CEO Certification and certified therein that he was not aware of any violation by the Company of the NYSE's Corporate Governance listing standards.

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

        Raw Material costs are a significant component of the Company's cost structure.    The Company utilizes petroleum based products, steel, natural rubber and other commodities in its manufacturing processes. Raw materials, including inbound freight, account for approximately 66% of the Company's cost of goods sold. Significant increases in the price of these materials may not be recovered through sale price and could adversely affect operating results. The Company also relies on global sources of raw materials, which could be adversely impacted by slow or unfavorable shipping or trade arrangements, and global economic conditions.

        The Company is subject to risks arising from uncertainty in worldwide economic conditions.    Current uncertainty regarding global economic conditions and the existence and rate of any economic recovery may have an adverse effect on the businesses, results of operations and financial condition of the Company and its customers, distributors and suppliers. Among the economic factors which may affect performance are: manufacturing activity, commercial and residential construction, difficulties entering new markets, and general economic conditions such as inflation, deflation, interest rates and credit availability. These effects may, among other things, negatively impact the level of purchases, capital expenditures and creditworthiness of the Company's customers, distributors and suppliers, and therefore, the Company's results of operations, margins and orders. The Company cannot predict if, when or how much worldwide economic conditions will improve. These conditions are highly unpredictable and beyond the Company's control. If these conditions deteriorate, however, the Company's business, results of operations, and financial condition could be materially adversely affected.

        Access to cost-effective sources of capital may be affected by volatility in the global capital markets.    The ability of the Company, its customers and suppliers to obtain capital with reasonable terms to support business activities including developing lines of credit, refinancing existing debt, funding capital projects, and financing acquisitions is likely to be negatively affected by the volatility in the global capital markets.

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

        Extended difficulties by owners and developers to secure financing for new residential and commercial construction projects will likely reduce the demand for roofing products from the Company's construction materials operations. A further slowdown resulting from restricted credit availability in the commercial construction industry would likely reduce the demand for both new roofing products and reroofing products.

        The Company's growth is partially dependent on the acquisition and successful integration of other businesses.    The Company has a long standing acquisition program and expects to continue acquiring businesses. Typically, the Company considers acquiring bolt-ons. Acquisitions of this type involve numerous risks, which may include potential difficulties in integrating the business into existing operations, increasing dependency on the markets served by certain businesses, and increased debt to finance the acquisitions. The Company also considers the acquisition of businesses which can operate independently of existing operations, which has an increased possibility of diverting management's attention from its core operations.

        Benefits from the present restructuring activities are expected to include an improvement in customer service, cost reductions, higher productivity and lower working capital.    The steps being taken to consolidate manufacturing and distribution centers could cause disruptions to customers and the potential loss of a portion of their business. Major projects in the Transportation Products segment have been substantially completed as of December 31, 2010. See Note 18 in the Notes to the Consolidated Financial Statements in Item 8 for further information.

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

        The Company faces increased international competition.    The tire and wheel product line within the Transportation Products segment competes against companies that leverage low cost manufacturing through facilities located outside the United States. While the Company has been price competitive, it may need to adjust its operating strategies to remain competitive against the off-shore competition.

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

        The Company plans to grow through expansion of international sales.    As the Company strives to reach this strategic goal, it is expanding its sales force internationally. The Company may be impacted by the political environment in various countries and government trade relations with the U.S., as well as local country market factors. International sales expansion may also require an additional commitment to the Company's level of working capital.

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

        The Company has significant concentrations in the general construction market.    For the year ended December 31, 2010, approximately 48% of the Company's revenues, and 68% of its EBIT (excluding Corporate expenses) were generated by the Construction Materials segment. Construction spending is affected by economic conditions, changes in interest rates, demographic and population shifts, and changes in construction spending by federal, state, and local governments. A decline in the commercial construction market, as well as certain other operations of the Company, could adversely affect the Company's performance.

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

        The Company also serves many specialty niche markets and as such, may be negatively impacted by softening in those markets.    In addition to having concentrations in the construction materials market, many of the markets served by Carlisle, including the outdoor power equipment, aerospace, brake and food service markets, are smaller, niche markets that may experience cyclicality. These market cycles can span a number of years, and while the Company benefits from the upside of these cycles, downturns can negatively affect performance.

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

Item 1B—Unresolved Staff Comments

        None.

Item 2.    Properties

        The number, type, location and size of the Company's properties as of December 31, 2010 are shown on the following charts, by segment.

	Number and Nature of Facilities			Square Footage (000's)
Segment	Manufacturing(1)	Warehouse(2)	Office	Owned	Leased
Construction Materials	31	2	8	3,310	1,245
Carlisle Transportation Products	16	12	8	3,850	2,231
Carlisle Brake & Friction	13	3	0	1,005	461
Carlisle Interconnect Technologies	10	2	2	167	548
Carlisle FoodService Products	7	9	2	383	1,135
Discontinued Operations	2	0	0	447	0
Corporate	0	0	3	0	33

	Locations
Segment	North America	Europe	Asia
Construction Materials	40	1	0
Carlisle Transportation Products	27	1	8
Carlisle Brake & Friction	7	2	7
Carlisle Interconnect Technologies	13	0	1
Carlisle FoodService Products	16	1	1
Discontinued Operations	2	0	0
Corporate	2	0	1

(1)
Also includes facilities which are combined manufacturing, warehouse and office space.

(2)
Also includes facilities which are combined warehouse and office space.

Item 3.    Legal Proceedings

        The Company received written correspondence from the U.S. Immigration and Customs Enforcement Office of Investigations ("ICE") dated March 11, 2010 indicating that it initiated an investigation relating to the classification of certain rubber tires imported by its tire and wheel operation within the Carlisle Transportation Products segment since 2004. The Company responded to ICE's inquiry and, on August 19, 2010, ICE informed the Company that it had terminated its investigation. The Company continues to work separately with U.S. Customs and Border Protection to properly classify its products.

        At this time, the Company cannot predict or determine the amount of additional duties and/or civil fines or penalties, if any, owed as a result of this classification effort. In the opinion of management, the ultimate outcome of such actions will not have a material adverse effect on the consolidated financial position of the Company.

        Over the years, the Company has been named as a defendant, along with numerous other defendants, in lawsuits in various state courts in which plaintiffs have alleged injury due to exposure to asbestos-containing brakes, which Carlisle manufactured in limited amounts between the late-1940's and the mid-1980's. In addition to compensatory awards, these lawsuits may also seek punitive damages.

        Other than the matter described below, to date, the Company has obtained dismissals or settlements of its asbestos-related lawsuits with no material effect on its financial condition, results of operations or cash flows. The Company has maintained insurance coverage that applies to a portion of certain of the Company's defense costs and payments of settlements or judgments in connection with asbestos-related lawsuits.

        In the fourth quarter of 2010, the Company settled two cases involving alleged asbestos-related injury. The total amount of the settlement and related loss, inclusive of insurance recoveries, was approximately $5.9 million, which was recorded in discontinued operations in the fourth quarter of 2010, as the related alleged asbestos-containing product was manufactured by the Company's former on-highway brake business.

        Based on an ongoing evaluation, including the above matter, the Company believes that the resolution of its remaining pending asbestos claims will not have a material impact on the Company's financial condition, results of operations, or cash flows, although these matters could result in the Company being subject to monetary damages, costs or expenses, and charges against earnings in particular periods.

        In addition, from time-to-time the Company may be involved in various other legal actions arising in the normal course of business. In the opinion of management, the ultimate outcome of such actions will not have a material adverse effect on the consolidated financial position of the Company, but may have a material impact on the Company's results of operations for a particular period.

Item 4.    Submission of Matters to a Vote of Security Holders.

        Not applicable.

 Part II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        The Company's common stock is traded on the New York Stock Exchange. At December 31, 2010, there were 1,758 shareholders of record.

        Quarterly cash dividends paid and the high and low prices of the Company's stock on the New York Stock Exchange in 2010 and 2009 were as follows:

2010	First	Second	Third	Fourth
Dividends per share	$0.160	$0.160	$0.170	$0.170
Stock Price
High	$39.22	$41.74	$39.49	$41.07
Low	$33.43	$35.03	$27.97	$29.83

2009	First	Second	Third	Fourth
Dividends per share	$0.155	$0.155	$0.160	$0.160
Stock Price
High	$22.68	$26.29	$35.00	$36.65
Low	$17.76	$18.88	$22.23	$30.56

        The Company did not repurchase any of its equity securities during the period January 1, 2010 through December 31, 2010. The stock repurchase program was originally approved on November 3, 1999, and was reactivated on August 17, 2004. At the time of the authorization, the Company had the authority to purchase 741,890 split-adjusted shares of common stock. The Board of Directors authorized the repurchase of an additional 2,500,000 shares of the Company's common stock on August 1, 2007, and the repurchase of an additional 1,400,000 shares of the Company's common stock on February 12, 2008. At this time, the Company has authority to repurchase 2,981,766 shares of its common stock.

Item 6.    Selected Financial Data.

	2010	2009	2008	2007	2006
Summary of Operations
Net sales	$2,527.7	$2,258.1	$2,864.6	$2,582.6	$2,253.5
Gross margin	$528.7	$490.3	$541.6	$542.1	$474.0
Selling & administrative expenses	$310.5	$274.3	$298.0	$259.6	$216.8
Research & development	$23.2	$16.4	$16.2	$15.6	$13.9
Other (income) expense, net	$(1.1)	$14.7	$18.8	$(46.5)	$(10.0)
Earnings before interest and income taxes	$196.1	$211.9	$153.1	$313.4	$253.3
Interest expense, net	$8.3	$9.0	$27.7	$9.7	$20.6
Income from continuing operations, net of tax	$130.6	$155.3	$91.8	$201.7	$161.5
Basic earnings per share	$2.12	$2.53	$1.50	$3.25	$2.63
Diluted earnings per share	$2.10	$2.51	$1.50	$3.22	$2.60
(Loss) income from discontinued operations, net of tax	$15.0	$(10.7)	$(36.0)	$13.9	$55.6
Basic (loss) earnings per share	$0.24	$(0.17)	$(0.59)	$0.23	$0.90
Diluted (loss) earnings per share	$0.24	$(0.17)	$(0.59)	$0.22	$0.89
Net income	$145.6	$144.6	$55.8	$215.6	$217.1
Basic earnings per share	$2.36	$2.36	$0.91	$3.48	$3.53
Diluted earnings per share	$2.34	$2.34	$0.91	$3.44	$3.49
Financial Position
Net working capital(1)	$560.5	$498.7	$525.6	$634.9	$536.7
Property, plant and equipment, net (continuing operations)	$533.4	$460.9	$485.2	$489.1	$419.5
Total assets	$2,529.5	$1,914.1	$2,075.9	$1,988.8	$1,907.1
Long-term debt	$405.1	$156.1	$273.3	$262.8	$274.7
% of total capitalization(2)	23.2	11.4	20.0	19.0	22.1
Shareholders' equity	$1,340.7	$1,218.6	$1,094.1	$1,118.9	$967.3
Other Data
Average shares outstanding—basic (in thousands)	60,901	60,601	60,541	61,692	61,240
Average shares outstanding—diluted (in thousands)	61,592	61,234	60,848	62,338	61,957
Dividends paid	$40.6	$38.6	$36.6	$34.7	$32.0
Per share	$0.66	$0.63	$0.60	$0.56	$0.52
Capital expenditures	$64.6	$48.2	$68.0	$82.5	$95.5
Depreciation & amortization	$71.9	$67.5	$69.0	$65.9	$59.8
Shareholders of record	1,758	1,861	1,515	1,933	1,725

(1)
Net working capital is defined as total current assets less total current liabilities.

(2)
Percent of total capitalization defined as long-term debt divided by long-term debt plus shareholders' equity.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

        Carlisle Companies Incorporated ("Carlisle", the "Company", "we" or "our") is a diversified manufacturing company focused on achieving profitable growth internally through new product development, product line extensions, entering new markets and externally through acquisitions that complement our existing technologies, products and market channels. The Company has approximately 11,000 employees in its continuing operations. In the fourth quarter of 2010, the Company realigned its reportable segments to segregate the brake and friction business, including the Hawk acquisition, from the tire and wheel, and power transmission belt businesses. These businesses were previously reported in the Engineered Transportation Solutions segment. Carlisle currently manages its businesses under the following segments:

  •
  Carlisle Construction Materials:  the "construction materials" business;

  •
  Carlisle Transportation Products:  the "transportation products" business, consisting of the "tire and wheel" product line and the "power transmission belt" product line;

  •
  Carlisle Brake & Friction:  the "brake and friction products" business

  •
  Carlisle Interconnect Technologies:  the "interconnect technologies" business, and

  •
  Carlisle FoodService Products:  the "foodservice products" business.

        Carlisle is a diverse multi-national company with several manufacturing operations located throughout North America, Western Europe and the Asia Pacific region. Management focuses on maintaining a strong and flexible balance sheet, year-over-year improvement in sales, earnings before interest and income taxes ("EBIT") margins and earnings, globalization, and reducing working capital (defined as Receivables, Inventories, net of Accounts payable) as a percentage of Net Sales. Resources are allocated among the operating companies based on management's assessment of their ability to obtain leadership positions and competitive advantages in the markets they serve.

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

        Net sales of $2.53 billion for the year ended December 31, 2010 were 12% higher than net sales of $2.26 billion for the year ended December 31, 2009. Organic sales (defined as net sales excluding sales from acquisitions and divestitures within the last twelve months, as well as the impact of changes in foreign exchange rates), increased 8.7% for the year ended December 31, 2010 as compared to the prior year reflecting higher demand in all segments with the exception of Carlisle Foodservice Products. Acquisitions in the Carlisle Interconnect Technologies and Carlisle Brake & Friction segments contributed $67.5 million of additional sales in the current year as compared to the year ended December 31, 2009. The impact of foreign exchange rates had less than a 1% impact on the year-over-year change in sales.

        Income from continuing operations was $130.6 million, or $2.10 per diluted share, for the year ended December 31, 2010, a 16% decrease compared to $155.3 million, or $2.51 per diluted share, for the year ended December 31, 2009. Income in 2009 includes an after-tax $16.8 million, or $0.27 per diluted share, gain from a fire insurance settlement and the release of a $19.6 million, or $0.32 per diluted share, deferred tax liability, previously provided with respect to un-repatriated earnings. 2010 income was negatively impacted by higher raw material costs and acquisition charges of $9.9 million, or $0.16 per diluted share. Partially offsetting this was the positive impact of higher sales volume, reduction in plant restructuring costs and savings from the Carlisle Operating System. For more information regarding the change in income from continuing operations from 2009 to 2010, refer to the discussion below on "2010 Compared to 2009".

        Net sales of $2.26 billion for the year ended December 31, 2009 were 21% lower than net sales of $2.86 billion for the year ended December 31, 2008. Organic sales across all segments declined 22% for the year ended December 31, 2009 as compared to the prior year, primarily as a result of depressed economic activity due to a severe recession. Acquisitions in the Interconnect Technologies, FoodService Products and Brake & Friction segments contributed $52.0 million of additional sales in 2009 as compared to the year ended December 31, 2008. The impact of foreign exchange rates had less than a 1% impact on the year-over-year change in sales.

        Income from continuing operations was $155.3 million, or $2.51 per diluted share, for the year ended December 31, 2009, a 69% increase compared to $91.8 million, or $1.50 per diluted share, for the year ended December 31, 2008. Income for 2009 includes an after-tax $16.8 million, or $0.27 per diluted share, gain from a fire insurance settlement and the release of a $19.6 million, or $0.32 per diluted share, deferred tax liability, previously provided with respect to un-repatriated earnings. Offsetting these gains were $23.9 million of after-tax restructuring charges, or $0.39 per diluted share, for facilities consolidation and closures. 2008 results included: an after-tax impairment charge on the assets of the power transmission belt business of $44.2 million, or $0.73 per diluted share. For more detail on these charges, refer to the discussion on "Financial Reporting Segments." For more information regarding the change in income from continuing operations from 2008 to 2009, refer to the discussion below on "2009 Compared to 2008".

  2010 Compared to 2009

Net Sales

(in millions)	2010	2009	Change	Acquisition Effect	Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect
Net Sales	$2,527.7	$2,258.1	11.9%	3.0%	10.1%	(1.1)%	(0.3)%	0.2%

        Net sales increase of 12% for the year ended December 31, 2010 reflected organic sales growth from higher demand experienced in all segments with the exception of Carlisle FoodService Products. The Company experienced organic growth in its Brake & Friction and Interconnect Technologies segments of 36% and 17%, respectively, reflecting economic recovery in construction and mining in overseas markets and continued growth in the global aerospace market. The Construction Materials segment achieved organic growth of 8.7% reflecting higher demand for reroofing products. The Transportation Products segment achieved organic growth of 7.0%, reflecting higher selling prices and improved demand in the outdoor power equipment, ATV and construction and agriculture end markets. Acquisitions in the Interconnect Technologies and Brake & Friction segments contributed $67.5 million of additional sales in the current year. Refer to the discussion below on "Acquisitions".

Gross Margin

(in millions)	2010	2009	Change
Gross profit	$528.7	$490.3	7.8%
Gross margin	20.9%	21.7%

        The reduction in gross margin (net sales less cost of goods sold expressed as a percent of net sales) during 2010 from 2009 reflected higher raw material costs experienced by all segments but most significantly in the Construction Material and Transportation Products segments. Selling prices in the

Construction Materials segment were lower than prior year levels, negatively impacting gross margin. During 2010, the Company experienced significant increases in the cost of some of its key raw materials, notably natural and synthetic rubber, steel, resin applied in its TPO product line and carbon black. Partially offsetting this impact were organic sales growth and efficiency gains from the Carlisle Operating System.

Selling and Administrative Expenses

(in millions)	2010	2009	Change
Selling & Administrative	$310.5	$274.3	13.2%
As a percentage of net sales	12.3%	12.1%

        Selling and administrative expenses for the year ended December 31, 2010 included $11.4 million of expenses connected with the Brake & Friction segment's acquisition and initial integration of Hawk in the fourth quarter 2010 as well as $10.9 million of other selling and administrative expense from recently acquired companies in the Interconnect Technologies and Brake & Friction segments. Results in 2009 include $3.2 million of corporate restructuring charges. In addition to the impact of acquisitions, selling expenses increased by $17.3 million due to higher sales volume and expansion efforts in Asia Pacific. As a percentage of net sales, selling expenses remained relatively level from 6.3% of net sales in 2009 to 6.4% of net sales in 2010.

Research and Development Expenses

(in millions)	2010	2009	Change
Research and Development	$23.2	$16.4	41.4%
As a percentage of net sales	0.9%	0.7%

        The 41% increase in research and development expenses in 2010 primarily reflected higher costs associated with the Company's efforts to expand new product development for future growth opportunities as well as $2.5 million of expenses from acquisitions in the Interconnect Technologies and Brake & Friction segments.

Other (Income) Expense, Net

(in millions)	2010	2009
Gain related to fire settlement	$—	$(27.0)
Other (income) expense, net	(1.1)	14.7

	$(1.1)	$(12.3)

        Gain related to fire settlement of $27.0 million in 2009 reflects insurance recoveries on losses resulting from a fire which destroyed the Company's tire manufacturing facility in Bowden, GA in November of 2008.

        Other income, net of $1.1 million in 2010 consists primarily of net foreign currency exchange rate gains. Other expense, net of $14.7 million in 2009 included $16.2 million in asset impairment charges related to plant restructurings in the Transportation Products, Brake & Friction and Interconnect Technologies segments and $1.6 million asset impairment in the Construction Materials segment. For more detail on these charges, refer to the discussion in "2009 versus 2008" and in "Financial Reporting Segments."

EBIT (Earnings Before Interest and Taxes)

(in millions)	2010	2009	Change
EBIT	$196.1	$211.9	(7.4)%
EBIT Margin	7.8%	9.4%

        The reduction of EBIT from 2009 to 2010 was primarily the result of a gain of $27.0 million from a fire insurance recovery which occurred in 2009. Also in 2010, the Company recorded a total of $14.2 million in charges connected with the acquisition of Hawk. These charges include transaction fees primarily for professional expenses incurred as part of the bidding and share tender process of $3.1 million, severance charges related to the change in control and reorganization to form the Brake & Friction segment of $8.3 million, $2.8 million in cost of goods sold related to amortization of the adjustment to Hawk's finished goods inventory to reflect net realizable value that was subsequently sold during December 2010. In addition, $1.0 million in incremental depreciation and amortization expense was incurred in the fourth quarter of 2010 associated with the fair value adjustments to fixed assets and other intangible assets. EBIT was also negatively impacted in 2010 by higher raw materials costs and selling prices that were lower than the prior year, primarily during the first quarter of 2010. Significantly offsetting these impacts were higher sales volumes, improvements in operating costs attributable to efficiencies gained through the Carlisle Operating System and a year-over-year decrease in plant and corporate restructuring charges from $31.3 million during 2009 to $14.2 million during 2010.

Interest Expense

(in millions)	2010	2009	Change
Gross interest expense	$8.6	$9.5
Interest Income	(0.3)	(0.5)

Interest Expense, net	$8.3	$9.0	(7.8)%

        Interest expense, net for the twelve months ended December 31, 2010 was lower than interest expense in 2009 due to a lower average debt balance in 2010 versus 2009. In December 2010, the Company assumed Hawk's 8.75% senior unsecured notes with a principal amount of approximately $57 million and, effective December 9, 2010, issued $250 million in 5.125% senior unsecured notes due 2020 to partially fund the Hawk acquisition and, as a result, incurred interest expense related to both of these debt obligations.

Income Taxes

(in millions)	2010	2009	Change
Income tax expense	$57.2	$47.6	20.2%
Effective tax rate	30.5%	23.5%

        The Company's effective tax rate varies from the statutory rate within the United States of 35% due primarily to the deduction attributable to U.S. production activities, state tax requirements, earnings in foreign jurisdictions taxed at rates different from the statutory U.S. federal rate, and tax credits. During 2010, the Company has been subject to higher tax requirements for certain of its operations in China. 2009 income tax expense benefitted from the release of a $19.6 million deferred tax liability, previously provided with respect to un-repatriated earnings. During 2009, the Company identified appropriate long-term uses for these earnings outside the United States.

        The Company participated in the U.S. Internal Revenue Service's real time audit program, Compliance Assurance Process ("CAP"), during 2010 and 2009. Under the CAP program, material tax issues and initiatives were disclosed to the IRS throughout the year with the objective of reaching agreement as to the proper reporting treatment. The examination of the 2008 and 2009 returns have been completed. The Company believes that this approach reduces tax-related uncertainties, enhances transparency and reduces administrative costs. The Company expects to continue participating in the CAP program in 2011.

Income from Continuing Operations

(in millions)	2010	2009	Change
Income from continuing
operations, net of tax	$130.6	$155.3	(15.9)%
EPS
Basic	$2.12	$2.53
Diluted	2.10	2.51

        Income in 2010 was lower than the prior year period despite the improvement in net sales, primarily due to after-tax charges of $9.9 million, or $0.16 per diluted share, connected with the Hawk acquisition during the fourth quarter of 2010, recognition in 2009 of an after-tax gain of $16.8 million, or $0.27 per diluted share, related to insurance recoveries, the release of a $19.6 million, or $0.32 per diluted share, deferred tax liability in 2009, and higher raw material costs in 2010. Partially offsetting this negative impact was a reduction in after-tax asset impairment and restructuring charges, from $23.9 million, or $0.39 per diluted share, in 2009, to after-tax restructuring expense of $9.0 million, or $0.15 per diluted share, in 2010.

Income (Loss) from Discontinued Operations

(in millions)	2010	2009
Income (loss) from discontinued operations	$16.3	$(17.4)
Tax expense (benefit)	1.3	(6.7)

	$15.0	$(10.7)

EPS
Basic	$0.24	$(0.17)
Diluted	0.24	(0.17)

        Results for the year ended December 31, 2010 included pre-tax gains on the sales of the specialty trailer and refrigerated truck bodies businesses of $6.3 million and $1.9 million, respectively. In addition, the Company recorded pre-tax currency-related gains of $4.3 million and $1.8 million in the fourth quarter of 2010 related to the final dissolution of its on-highway friction and brake shoe, and systems and equipment businesses, respectively. Also impacting results for the on-highway friction and brake shoe business was a pre-tax charge of $5.9 million related to the settlement of certain cases involving alleged asbestos-related injury. Results for the year ended December 31, 2009 included $6.8 million of pretax expenses related to the disposition of the on-highway friction and brake shoe business, including an inventory write-down of $3.4 million, property, plant and equipment impairment costs of $0.8 million, severance costs of $1.8 million and $0.8 million of contract termination costs. Results for the year ended December 31, 2009 also included $5.0 million of expenses related to the exit of a facility in the specialty trailer business, consisting of $3.8 million in fixed asset impairment charges, $0.2 million in employee termination costs and $1.0 million in other costs associated with the relocation of employees and equipment.

Net Income

(in millions)	2010	2009	Change
Net Income	$145.6	$144.6	0.7%
EPS
Basic	$2.36	$2.36
Diluted	2.34	2.34

        Net income of $145.6 million, or $2.34 per diluted share, for the year ended December 31, 2010 compared to net income of $144.6 million, or $2.34 per diluted share, for the year ended December 31, 2009.

  2009 Compared to 2008

Net Sales

(in millions)	2009	2008	Change	Acquisition Effect	Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect
Net Sales	$2,258.1	$2,864.6	(21.2)%	1.8%	(24.5)%	1.8%	0.2%	(0.5)%

        Net sales decline of 21% in 2009 versus 2008 primarily reflected lower sales volumes in all segments stemming from the economic downturn and decline in the domestic and global construction market. Acquisitions in the Interconnect Technologies, FoodService Products and Brake & Friction segments contributed $52.0 million of additional sales in 2009 as compared to the year ended December 31, 2008. Refer to the discussion below on "Acquisitions".

Gross Margin

(in millions)	2009	2008	Change
Gross profit	$490.3	$541.6	(9.5)%
Gross margin	21.7%	18.9%

        The increase in gross margin from 2008 to 2009 was attributable to lower raw material costs reflecting the general decrease in commodities prices during this period, higher selling prices primarily in the Transportation Products segment and efficiency gains from the Carlisle Operating System.

Selling and Administrative Expenses

(in millions)	2009	2008	Change
Selling & Administrative	$274.3	$298.0	(8.0)%
As a percentage of net sales	12.1%	10.4%

        The decrease in selling and administrative expense from 2008 to 2009 was due primarily to a combination of lower commission costs and reduced discretionary spending in 2009. The increase in selling and administrative expenses as a percent of net sales year-over-year is primarily attributable to management restructuring expenses in 2009 and lower net sales.

Other (Income) Expense, Net

(in millions)	2009	2008
Goodwill impairment charges	$—	$55.5
Gain related to fire settlement	(27.0)	—
Other (income) expense, net	14.7	18.8

	$(12.3)	$74.3

        Goodwill impairment of $55.5 million in 2008 reflects the impairment of goodwill associated with the power transmission belt business.

        Gain related to fire settlement of $27.0 million in 2009 reflects insurance recoveries on losses resulting from a fire which destroyed the Company's tire manufacturing facility in Bowden, GA in November of 2008.

        Other expense, net for the twelve months ended December 31, 2009 included: asset-impairment charges of $12.3 million in the Transportation Products segment for the integration of the power transmission belt business and the closure of the facilities in Buji, China, Carlisle, PA; $2.1 million in the Interconnect Technologies segment for the closure of the facility in Vancouver and Kent, WA; and $1.8 million in the Brake & Friction segment for the plant closure in Logansport, IN. The 2008 expense included $13.1 million of long-lived asset write-downs in the Transportation Products segment on the impairment at the power transmission belt business, $4.3 million of long-lived asset write-downs in the Construction Materials segment on the closure of the insulation facilities in Anderson, SC and Marlin, TX, and $1.5 million in long-lived asset charges for the FoodService Products segment on the restructuring of the janitorial/sanitation facilities in Atlanta, GA and Sparta, WI.

EBIT (Earnings Before Interest and Taxes)

(in millions)	2009	2008	Change
EBIT	$211.9	$153.1	38.4%
EBIT Margin	9.4%	5.3%

        Increase in EBIT for the year ended December 31, 2009 of 38% was positively impacted by selling price increases, favorable raw material pricing, efficiencies gained through the Carlisle Operating System and a $27.0 million gain from a fire insurance settlement. These positive impacts were offset by lower sales volume and restructuring expenses. 2008 results included an impairment charge on goodwill and certain assets of the power transmission belt business of $68.6 million, of which $55.5 million was attributed to goodwill.

Interest Expense

(in millions)	2009	2008	Change
Gross interest expense	$9.5	$28.9
Interest Income	(0.5)	(1.2)

Interest Expense, net	$9.0	$27.7	(67.5)%

        Interest expense, net for the twelve months ended December 31, 2009 was lower than interest expense in 2008 due to the reduction of outstanding debt during 2009, as well as the inclusion in 2008 of a $7.7 million pre-tax charge for the termination of a treasury lock. The Company elected not to issue bonds in 2008 and, as a result, incurred the expenses related to the treasury lock.

Income Taxes

(in millions)	2009	2008	Change
Income tax expense	$47.6	$33.6	41.7%
Effective tax rate	23.5%	26.8%

        2009 income tax expense benefitted from the release of a $19.6 million deferred tax liability, previously provided with respect to un-repatriated earnings. During 2009, the Company has identified appropriate long-term uses for these earnings outside the United States.

Income from Continuing Operations

(in millions)	2009	2008	Change
Income from continuing
operations, net of tax	$155.3	$91.8	69.2%
EPS
Basic	$2.53	$1.50
Diluted	2.51	1.50

        Income from continuing operations during 2009 included an after-tax $16.8 million, or $0.27 per diluted share, gain from a fire insurance settlement and the release of a $19.6 million, or $0.32 per diluted share, deferred tax accrual, previously provided with respect to un-repatriated earnings. Offsetting these gains were $23.9 million of after-tax restructuring charges, or $0.39 per diluted share, for facilities consolidation and closures. 2008 results included: an after-tax impairment charge on the assets of the power transmission belt business of $44.2 million, or $0.73 per diluted share; $5.8 million of after-tax restructuring charges, or $0.09 per diluted share, for facilities consolidations and closures; and, a $4.8 million after-tax charge, or $0.08 per diluted share, for the termination of a treasury lock that was entered into in 2006 in anticipation of a 2008 bond offering.

Income (Loss) from Discontinued Operations

(in millions)	2009	2008
Income (loss) from discontinued operations	$(17.4)	$(36.2)
Tax expense (benefit)	(6.7)	(0.2)

	$(10.7)	$(36.0)

EPS
Basic	$(0.17)	$(0.59)
Diluted	(0.17)	(0.59)

        2009 loss from discontinued operations includes the costs associated with the liquidation of the on-highway brake business. 2008 includes $45.3 million of after-tax impairment charges related to the planned divestiture of the on-highway brake business.

Net Income

(in millions)	2009	2008	Change
Net Income	$144.6	$55.8	159.1%
EPS
Basic	$2.36	$0.91
Diluted	2.34	0.91

        Net income of $144.6 million, or $2.34 per diluted share, for the year ended December 31, 2009 compared to net income of $55.8 million, or $0.91 per diluted share, for the year ended December 31, 2008.

  Acquisitions

        As previously stated, the Company has a long standing acquisition strategy that has traditionally focused on bolt-on acquisitions. Factors considered by the Company in making an acquisition include consolidation opportunities, technology, customer dispersion, operating capabilities and growth potential.

        On December 1, 2010, the Company completed the acquisition of all of the outstanding equity of Hawk for a total cash purchase price of approximately $414.1 million. Hawk is a leading worldwide supplier of friction materials for brakes, clutches and transmissions. With this acquisition, the Company will create a comprehensive global braking solutions platform enabling it to provide a broader line of attractive products and increasing presence within key emerging markets such as China, Brazil and India. Hawk has manufacturing locations in the United States, Canada, Italy and China and is under the management direction of the Carlisle Brake & Friction segment,

        On October 1, 2009, the Company acquired the remaining 51% interest in Japan Power Brake, Inc. ("JPB"), a leading provider of high performance braking solutions for off-highway equipment, primarily in the mining and construction industries in Japan, for a purchase price of approximately $4.2 million. JPB is located in Atsugi, Japan and is under the management direction of the off-highway braking business that is included in the Brake & Friction segment.

        On October 1, 2009, the Company acquired 100% of the equity of ECS, a leading provider of electrical and structural products and services for the aviation, medical and industrial markets, for a purchase price of approximately $42.4 million. The acquisition of ECS expands Carlisle's product and system reach into additional avionics applications and strengthens Carlisle's engineering and design capabilities. ECS is located in Franklin, WI and is under the management direction of the Interconnect Technologies segment.

        On September 18, 2009, the Company acquired the assets of Jerrik, a recognized leader in the design and manufacture of highly engineered military and aerospace filter connections, for approximately $33 million. The acquisition expands the Company's range of products serving the defense and aerospace markets. Jerrik is located in Tempe, AZ and is under the management direction of the Interconnect Technologies segment.

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

        On January 25, 2008, the Company acquired 100% of the equity of both Dinex International, Inc. and Proex, Inc. (collectively "Dinex"), leading suppliers of foodservice products to the healthcare and other institutional industries, for approximately $96 million. Dinex has facilities in Glastonbury, CT and Batavia, IL, and is under the management direction of the FoodService Products segment. The acquisition has enhanced Carlisle's position in the healthcare sector.

Financial Reporting Segments

Carlisle Construction Materials ("CCM")

(in millions)	2010	2009	Change $	Change %	2009	2008	Change $	Change %
Net Sales	$1,223.6	$1,125.9	$97.7	8.7%	$1,125.9	$1,472.3	$(346.4)	(23.5)%
EBIT	$159.2	$155.2	$4.0	2.6%	$155.2	$151.1	$4.1	2.7%
EBIT Margin	13.0%	13.8%			13.8%	10.3%

  2010 Compared to 2009

        Net sales for CCM during 2010 increased by 8.7%, primarily reflecting higher demand for the Company's reroofing applications. For the year, CCM's growth in sales was higher in the second half of 2010 versus the first half of 2010, with sales growth during the fourth quarter of 2010 of 16%. During 2010, CCM experienced sales volume increases on higher demand for re-roofing in all its major product lines, with the exception of its Insulfoam product line. The sales volume decline in CCM's Insulfoam product line reflected continued lower demand for new residential construction. Selling prices for CCM's product lines were 3.5% lower in comparison to the prior year, with most of the lower selling prices impacting sales in the first and second quarter of 2010.

        EBIT margin of 13.0% in 2010 declined slightly from 2009 primarily reflecting the impact of higher raw material costs and 3.5% lower selling prices. These negative impacts were significantly offset by higher sales volume, improved overhead absorption resulting from higher production levels and efficiency gains from the Carlisle Operating System. During 2010, costs for CCM's raw materials that were primarily crude-oil derivative rose significantly and the Company took various steps in the areas of cost reduction and cost effective sourcing to mitigate the impact of raw material cost increases.

        Net sales and EBIT are generally higher for this segment in the second and third quarters of the year due to increased construction activity during these periods. CCM has seen improvement in demand in the reroofing market and reroofing currently constitutes approximately 75% of its commercial roofing activity. In contrast to new construction, the re-roofing market is less cyclical and relatively more stable due to the large base of installed roofs requiring replacement in a given year. However, the commercial roofing market continues to face uncertainties, including those regarding the economic recovery, continued weakness in the new construction market and expected reduction in government stimulus spending. Raw material costs remain at levels higher than the prior year and there is continued uncertainty in the raw material environment. CCM's ability to recover additional raw material costs through price increases or surcharges is subject to significant price competition.

  2009 Compared to 2008

        CCM's decrease in net sales from 2008 to 2009 of 24% was primarily attributable to a reduction in the volume of products sold across all major product lines and was consistent with declines in the overall non-residential construction industry. Year-over-year changes in selling prices had less than a 1% impact on sales in 2009.

        The improvement in margins from 10.3% in 2008 to 13.8% in 2009 was primarily due to favorable raw material costs, reduction in selling and administration expenses and efficiency gains from the Carlisle Operating System. These improvements substantially offset the impact from the sales volume decrease that occurred in 2009 as compared to 2008. 2008 operating results included a $5.9 million restructuring charge related to the closure of two block molded expanded polystyrene manufacturing operations at the plants located in Anderson, SC and Marlin, TX.

Carlisle Transportation Products ("CTP")

(in millions)	2010	2009	Change $	Change %	2009	2008	Change $	Change %
Sales	$684.8	$633.5	$51.3	8.1%	$633.5	$803.3	$(169.8)	(21.1)%
EBIT	$21.7	$53.4	$(31.7)	(59.4)%	$53.4	$(40.8)	$94.2	230.9%
EBIT Margin	3.2%	8.4%			8.4%	(5.1)%

  2010 Compared to 2009

        During 2010, CTP achieved organic sales growth of 7.0% reflecting an increase in sales volumes and higher selling prices, which were raised throughout 2010 in response to higher raw material costs. CTP's sales growth during 2010 was led by growth of 19% within its power transmission product line and 13% growth in its ATV product line. Demand for CTP's tires in the outdoor power equipment, agricultural and construction market also rose during 2010. The impact of foreign exchange rates accounted for approximately 1.1% growth on the year-over-year change in sales.

        The reduction in EBIT from 2009 to 2010 was primarily due to a gain of $27.0 million from a fire insurance recovery which occurred in 2009 as well as higher raw material costs experienced in 2010. During 2010, CTP experienced significant cost increases on its purchases of natural rubber, synthetic rubber and steel. The impact of higher raw material costs was partially offset by higher selling prices, sales volume increases and a reduction in plant restructuring expenses from $22.1 million during 2009 to $10.7 million during 2010.

        During 2010, the Company recorded $10.7 million of restructuring expense and $5.0 million of start-up costs primarily related to the tire manufacturing consolidation in Jackson, TN. In the third quarter of 2009, the Company announced plans to consolidate its tire manufacturing operations in Heflin, AL, Carlisle, PA, and portions of Buji, China into a new facility in Jackson, TN purchased in the third quarter of 2009. Restructuring expense recorded in 2010 consisted of $8.0 million of costs to relocate equipment and employees and $2.7 million in employee termination costs. The consolidation of tire manufacturing operations into Jackson, TN is expected to be completed by March 2011.

        Since the fourth quarter of 2008, CTP has undergone several plant and distribution center restructuring actions in efforts to improve efficiency and reduce operating costs. In addition to the aforementioned tire manufacturing consolidation in Jackson, TN, other recent restructurings have included:

  •
  Consolidation of nineteen of its distribution centers located throughout the United States and Canada into nine existing facilities. These consolidations started in the fourth quarter of 2008 and were completed in the second quarter of 2009.

  •
  Consolidation of three wheel manufacturing plants located in California into one facility in Ontario, CA and closure of its wheel manufacturing operation in Mexico. These consolidations were started in the first quarter of 2009 and completed by the end of 2009.

  •
  Consolidation of its pneumatic tire manufacturing operations in Buji, China into its manufacturing operation in Meizhou, China. This consolidation was announced in the first quarter of 2009 and completed by the end of 2009.

  •
  Consolidation of the Company's power transmission belt business into its tire and wheel business. The power transmission belt business was placed in Discontinued Operations in April 2008. The consolidation of its operations was completed during 2010.

        The total cost of the above consolidation projects, including the Jackson, TN consolidation, was $33.6 million through December 31, 2010. An additional $2.0 million is expected to be incurred in 2011 for the completion of the Jackson, TN consolidation. Savings from the above projects are estimated to be $30.2 million on an annualized basis, of which $9.7 million has been realized through 2010, an estimated $12.0 million is expected to be realized in 2011 and the remaining $8.5 million reflecting cost savings from the Jackson, TN consolidation is expected to be realized in 2012.

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

        The current restructuring activities to consolidate tire manufacturing facilities into a start-up manufacturing facility in Jackson, TN could cause additional disruptions to customers. CTP could also be negatively impacted by cost and availability of shipping channels and the amount of time required to ship product manufactured in China.

        In addition, CTP could be negatively impacted by the U.S Customs Matter described in Note 17 of the Notes to the Consolidated Financial Statements in Item 8.

  2009 Compared to 2008

        Net sales for the year ended December 31, 2009 decreased by 21%, primarily reflecting a decrease in volume and demand for the Company's products resulting from the economic recession. This negative impact was partially offset by a 4.8% increase in selling price. Sales were down in all markets in this segment, with the more significant declines in the recreational vehicle, agriculture, construction and mining markets.

        EBIT improvement from 2008 to 2009 was largely attributable to a pre-tax fire insurance gain of $27.0 million recorded during 2009 as well as a reduction in plant restructuring and asset impairment charges from $69.4 million in 2008 to $22.1 million during 2009. Results for 2008 included impairment charges on goodwill and certain assets of the power transmission belt business of $68.6 million. During 2009, the positive impact of lower raw material costs, higher selling price and savings realized from the Carlisle Operating System offset the negative impact of lower sales volumes.

Carlisle Brake & Friction ("CBF")

(in millions)	2010	2009	Change $	Change %	2009	2008	Change $	Change %
Sales	$129.4	$74.6	$54.8	73.4%	$74.6	$124.9	$(50.3)	(40.3)%
EBIT	$(0.9)	$0.8	$(1.7)	(212.5)%	$0.8	$27.9	$(27.1)	(97.1)%
EBIT Margin	(0.7)%	1.1%			1.1%	22.3%

  2010 Compared to 2009

        On December 1, 2010, the Company completed the acquisition of Hawk Corporation, a leading global supplier of friction materials for industrial applications. Hawk's results of operations from December 1 through December 31, 2010 are included in the results of the CBF segment. In 2010, the acquisitions of Japan Power Brake and Hawk contributed $28.1 million, or 38%, in net sales. Organic sales growth increased in 2010 by 36%, reflecting an increase in sales volumes of CBF's off highway braking systems products primarily due to economic growth in the global markets in which CBF competes. In 2010, CBF achieved a 73% and 64% increase in sales for its products used in the construction and mining markets, respectively. Approximately 49% of CBF's sales during 2010 were to customers outside the United States, concentrated primarily in Western Europe and the Asia-Pacific region. The impact of foreign exchange rates had less than 1% impact on CBF's change in net sales from 2009 to 2010.

        Upon the acquisition of Hawk, the Company combined the off-highway braking business of Carlisle Industrial Brake & Friction and the friction materials business of Hawk into the Carlisle Brake & Friction segment. With manufacturing facilities located in the U.S., UK, Italy, China, and Japan, and over 1,800 employees, Carlisle Brake & Friction is a leading provider of high performance braking solutions to the off-highway, high performance racing, aerospace, and alternative energy markets, serving over 100 leading original equipment manufacturers in 55 countries. As part of this acquisition and integration, the Company recognized $14.2 million in related charges consisting of $3.1 million of transaction fees for professional expenses incurred as part of the bidding and share tender process, $8.3 million of severance charges related to the change in control and reorganization to form the Brake & Friction segment and $2.8 million in cost of goods sold related to amortization of the adjustment to Hawk's finished goods inventory to reflect net realizable value that was subsequently sold during December 2010. In addition, $1.0 million of incremental depreciation and amortization expense was incurred in the fourth quarter of 2010 associated with the fair value adjustments to fixed assets and other intangible assets.

        In the fourth quarter of 2009, within its off-highway braking business, the Company announced plans to close its friction product manufacturing facility in Logansport, IN and to consolidate operations into its locations in Hangzhou, China and Bloomington, IN. This consolidation was completed during the fourth quarter of 2010. The total cost for this consolidation project was $4.7 million. Costs incurred in 2010 related to this consolidation were $2.4 million and reflected $0.3 million in employee and $2.1 million of other costs to transfer equipment and relocate employees. Total costs incurred in 2009 related to this consolidation were $2.3 million consisting of fixed asset impairment charges and write-down of inventory. Cost savings related to the Logansport, IN plant consolidation, primarily resulting from the reduction of operating costs, are expected to approximate $3.1 million per year by 2011, of which an estimated $2.4 million was realized in 2010.

        Net sales and EBIT are higher in the second and third quarters of the year for the CBF segment. The outlooks for the markets in which the CBF serve are favorable due to the expected growth rates in the off-highway construction, mining and agriculture markets particularly in key emerging markets such as Brazil, China and India. Sales and EBIT in future periods could be impacted if there is a downturn in global economic conditions or curtailment in non-US government spending programs. The Company may have difficulty integrating the operations of the former Hawk Corporation with the off-highway braking business, impacting the extent to which synergy savings are realized during 2011.

  2009 Compared to 2008

        The decrease in net sales of 40% from 2008 to 2009 primarily reflected a decrease in the volume of products sold as a result of the significant decline in activity in the construction, agricultural and mining markets due to the global economic recession and credit crisis.

        Segment EBIT declined by 97% from 2008 to 2009 primarily due to the decline in sales volume as well as $2.3 million in restructuring charges. During 2009, CBF announced that it would be closing its friction materials facility in Logansport, IN and consolidating operations into its facilities in Bloomington, IN and Hangzhou, China.

Carlisle Interconnect Technologies ("CIT")

(in millions)	2010	2009	Change $	Change %	2009	2008	Change $	Change %
Sales	$251.1	$180.5	$70.6	39.1%	$180.5	$197.9	$(17.4)	(8.8)%
EBIT	$30.9	$14.3	$16.6	116.1%	$14.3	$25.2	$(10.9)	(43.3)%
EBIT Margin	12.3%	7.9%			7.9%	12.7%

  2010 Compared to 2009

        During 2010, the acquisitions of Jerrik and ECS contributed $39.4 million, or 22%, to CIT's net sales. CIT achieved organic sales increase of 17% in 2010 as compared to 2009, primarily on growth in the aerospace and RF microwave markets. The Company experienced strong demand for its aerospace product applications including increased sales related to the Boeing 787 program and higher orders for its interconnect products and rack installation systems used in both airplane retrofit applications and new airplane production. Also contributing to higher growth in CIT's aerospace and RF microwave product lines was increased demand for its products within highly-specialized military applications including unmanned aerial vehicles and jamming devices for improvised explosive devices. In addition, CIT experienced strong increase in orders during the fourth quarter of 2010 for filtered connectors produced by the Jerrik product line. The growth in these product lines was offset slightly by lower sales volume in the test and measurement market, resulting primarily from planned rationalization of low margin products.

        CIT's improvement in EBIT margin from 7.9% in 2009 to 12.3% in 2010 was due to higher sales volume and efficiencies gained from the Carlisle Operating System. During 2010, the Company experienced increases in the cost of copper and silver used in its products which were significantly mitigated by other cost savings initiatives.

        In the fourth quarter of 2009, in efforts to reduce costs and streamline operations, CIT announced that it would consolidate its Vancouver, WA facility into its facilities in Long Beach, CA, Tukwila, WA, and Dongguan, China and close its Vancouver facility. This consolidation was completed during the third quarter of 2010. The total cost of this consolidation project was $4.2 million through December 31, 2010, of which $1.1 million of expense was incurred during 2010 primarily consisting of employee termination costs and other relocation costs.

        With the acquisitions of Jerrik and ECS, the expected ramp-up of the Boeing 787 and Airbus programs, and growth prospects of the markets served by this segment, the long-term outlook for this segment remains favorable. However, potential cancelations in new airplane manufacturing schedules and the impact of potential defense budget cuts could have a negative impact. Boeing recently announced that it expects delivery of the first 787 Dreamliner to be delayed to the third quarter of 2011. This announcement did not have an impact on CIT's current backlog related to this program however the potential impact for the full year 2011 is not known.

  2009 Compared to 2008

        The reduction in net sales from 2008 to 2009 reflected a 23% decline in organic sales in 2009 from lower sales volumes across all product lines as a result of depressed economic conditions due to the severe recession partially offset by sales of $42.5 million contributed from the acquisitions of Carlyle, Jerrik and Electronic Cable Specialists.

        The decline in EBIT from 2008 to 2009 was due to a combination of the organic sales decline and $3.7 million in restructuring charges recorded in 2009.

        In 2009, CIT undertook two consolidation projects in efforts to reduce costs and streamline operations. In the second quarter of 2009, CIT began the consolidation of its Kent, WA facility into its Tukwila, WA facility and this consolidation was completed in the third quarter of 2009. In the fourth quarter of 2009, CIT commenced the aforementioned consolidation of its Vancouver, WA facility into its facilities in Long Beach, CA and Yichang, China, which was completed during 2010. A total of $3.7 million was incurred during 2009 for these consolidations reflecting $0.6 million in employee and contract termination and other disposal costs, $2.1 million of fixed asset impairment charges and $1.0 million of inventory write downs.

Carlisle FoodService Products ("CFSP")

(in millions)	2010	2009	Change $	Change %	2009	2008	Change $	Change %
Sales	$238.8	$243.6	$(4.8)	(2.0)%	$243.6	$266.2	$(22.6)	(8.5)%
EBIT	$24.3	$24.7	$(0.4)	(1.6)%	$24.7	$20.7	$4.0	19.3%
EBIT Margin	10.2%	10.1%			10.1%	7.8%

  2010 Compared to 2009

        Net sales decline of 2% within CFSP was impacted by lower demand and selling prices for its products in the healthcare product line as well weakness in the domestic foodservice industry due to lack of improvement in consumer confidence and continued low demand for casual dining. During the second half of 2010, the domestic foodservice industry experienced some improvement in restaurant traffic and same store sales and CFSP's sales in this market showed improvement during this period as well. The overall decline in the domestic market for CFSP's products for the full year were partially offset by an increase in sales of CFSP's products outside the United States reflecting expansion of distribution channels in these markets.

        During 2010, CFSP experienced cost increases for plastic resin, a key raw material, as well as higher transportation costs. The Company offset some of these increases by operating expense savings from the Carlisle Operating System.

        The foodservice products business is generally not subject to seasonal demand. Current economic conditions and high unemployment may continue to affect customer spending and negatively impact demand in this segment. Furthermore, rising food and gasoline costs could also impact a recovery in the casual dining market. The Company continues to face increasing raw material costs. While pricing actions were announced effective January 1, 2011, the ability of the Company to recover raw material cost increases through price increases is unknown.

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

        In 2008, CFSP began the consolidation of its Atlanta, GA and Sparta, WI janitorial/sanitation manufacturing facilities into one facility in Sparta, WI. Exit and disposal costs of $2.2 million incurred in 2008 included the write-down of certain property, plant and equipment of $1.5 million, inventory write downs of $0.5 million and employee termination costs of $0.2 million. This consolidation was completed in the second quarter of 2009 with no material consolidation costs incurred during 2009.

Corporate

(in millions)	2010	2009	Change	2009	2008	Change
Corporate expenses	$(39.1)	$(36.5)	(7.1)%	$(36.5)	$(31.0)	(17.7)%
As a percentage of net sales	(1.5)%	(1.6)%		(1.6)%	(1.1)%

        Corporate expenses are largely comprised of compensation, benefits and travel expense for the corporate office staff. Corporate expenses also include certain external audit fees and internal audit expenses as well as certain costs associated with its strategy to expand in the Asia Pacific region.

        Corporate expenses for the year ended December 31, 2010 reflected an increase in selling and administrative expenses of $2.8 related to the strategy to expand the Company's presence in the Asia Pacific region and increases in franchise tax and other operating costs, partially offset by the reduction of $3.2 million of management restructuring costs which occurred in 2009.

        Corporate expenses for the year ended December 31, 2009 increased by $5.5 from 2008 primarily due to increased management restructuring costs of $3.2 million and additional selling and administrative expenses attributable to the Company's expansion in the Asia Pacific region.

Liquidity and Capital Resources

Sources and Uses of Cash

In millions	2010	2009	2008
Net cash provided by operating activities	$107.4	$417.2	$274.2
Net cash used in investing activities	(339.3)	(89.5)	(354.2)
Net cash provided by (used in) financing activities	223.8	(274.2)	35.2
Effect of exchange rate changes on cash	1.2	0.1	(0.9)

Change in cash and cash equivalents	$(6.9)	$53.6	$(45.7)

  2010 Compared to 2009

        As of December 31, 2010, the Company had $89.4 million of cash on hand, of which $56.1 million was located in wholly owned subsidiaries of the Company outside the United States. Net cash provided by operating activities was $107.4 million in the twelve months ended December 31, 2010, compared to net cash provided by operating activities of $417.2 million in the year ended December 31, 2009. Cash used by working capital and other assets and liabilities was $109.9 million in 2010, primarily reflecting higher inventory and receivables attributable to higher sales volume as well as production of safety stock inventory within the CTP segment to minimize disruptions to customers during the transfer of tire manufacturing operations from Carlisle, PA to Jackson, TN. Cash provided by working capital and other assets and liabilities was $189.4 million in 2009, and was net of contributions to the pension fund of $53.0 million. 2009 cash flow provided from operations includes $24.5 million of proceeds relating to the insurance settlement from the fire at the tire and wheel facility in Bowdon, GA.

        The Company views the ratio of its average working capital balances (defined as the average of the quarter end balances, excluding current year acquisitions, of trade receivables, plus net inventory less trade payables) as a percentage of annualized sales (defined as year-to-date net sales, excluding current year acquisitions, calculated on an annualized basis) as an important measure of its ability to effectively manage its cash requirements in relation to changes in sales activity. For the full year 2010, average working capital as a percentage of annualized sales was 22.0%, as compared to a percentage of 24.9% for 2009.

        Cash used in investing activities was $339.3 million in 2010 compared to $89.5 million in 2009, which was net of $30.0 million in insurance proceeds related to destroyed property, plant and equipment as a result of the fire at the tire and wheel facility in Bowdon, GA. Cash used in 2010 primarily reflected the acquisition of Hawk for $343.4 million, net of cash acquired. Also in 2010, the Company received proceeds of $59.8 million for the sale of the refrigerated truck bodies and specialty trailer businesses. Cash used for acquisitions of $80.8 million in 2009 included the acquisitions of Jerrik, Electronic Cable Specialists and Japan Power Brake. Capital expenditures of $64.6 million in 2010 compared with $48.2 million in 2009. The Transportation Products segment represented approximately 61% of total capital expenditures in 2010 including the equipping of new tire manufacturing operations in Jackson, TN which included replacement of equipment destroyed in the 2008 fire at the Bowdon, GA facility.

        Cash provided by financing activities was $223.8 million in 2010 compared to cash used of $274.2 million in 2009. On December 9, 2010, to partially fund the acquisition of Hawk, the Company issued $250 million 5.125% senior unsecured notes due 2020 and received proceeds of $248.9 million and paid bond issuance costs of $1.9 million. Partially offsetting this were dividend payments of $40.6 million in 2010. Cash used by financing activities in 2009 included the reduction of $235.4 million of outstanding debt and dividend payments of $38.6 million.

  2009 Compared to 2008

        Net cash provided by operating activities was $417.2 million in the twelve months ended December 31, 2009, compared to net cash provided by operating activities of $274.2 million in the year ended December 31, 2008. Cash provided by working capital and other assets and liabilities was $189.4 million in 2009, and was net of contributions to the pension fund of $53.0 million. Cash provided by working capital and other assets and liabilities was $25.7 million in 2008. 2009 cash flow provided from operations includes $24.5 million of proceeds relating to the insurance settlement from the fire at the tire and wheel facility in Bowdon, GA.

        Cash used in investing activities was $89.5 million in 2009 compared to $354.2 million in 2008. Cash used in 2009 was net of $30.0 million in insurance proceeds relating to destroyed property, plant and equipment as a result of the fire at the Bowdon, GA facility. Cash used for acquisitions of $80.8 million in 2009 included the acquisitions of Jerrik, Electronic Cable Specialists and Japan Power Brake. Cash used for acquisitions of $290.7 million in 2008 included the acquisitions of Carlyle and Dinex. Capital expenditures of $48.2 million in 2009 compared with $68.0 million in 2008. The Transportation Products segment represented approximately 59% of total capital expenditures in 2009.

        Cash used by financing activities was $274.2 million in 2009 compared to cash provided of $35.2 million in 2008. Cash used by financing activities in 2009 included the reduction of $235.4 million of outstanding debt and dividend payments of $38.6 million. Cash provided by financing activities in 2008 included borrowings under the revolving credit facility and securitization facility to fund acquisitions and capital expenditures, and to redeem the Company's 6.7% $100.0 million senior notes.

Debt Instruments, Guarantees and Covenants

        The following table quantifies certain contractual cash obligations and commercial commitments at December 31, 2010:

In millions	Total	2011	2012	2013	2014	2015	Thereafter
Short-term credit lines and long-term debt	$475.8	$69.0	$—	$—	$—	$—	$406.8
Interest on long-term debt(1)	184.0	22.1	22.1	22.1	22.1	22.1	73.5
Noncancelable operating leases	101.0	20.3	16.4	11.9	9.2	7.7	35.5

Total commitments	$760.8	$111.4	$38.5	$34.0	$31.3	$29.8	$515.8

(1)
Future expected interest payments are calculated based on the stated rate for fixed rate debt and the effective interest rate at December 31, 2010 for variable rate debt.

        The above table does not include $204.7 million of other long-term liabilities. Other long-term liabilities consist primarily of deferred income tax liabilities, pension and post-retirement benefit obligations, and warranty obligations. Due to factors such as return on plan assets, disbursements, contributions, and timing of warranty claims, it is not reasonably possible to estimate when these will become due.

        Although the Company has entered into long-term purchase agreements for certain key raw materials, there were no take-or-pay contracts exceeding one year in place at December 31, 2010.

        On December 9, 2010, the Company completed a public offering of $250.0 million of notes with a stated interest rate of 5.125% due December 15, 2020 (the "2020 Notes"). The 2020 Notes were issued at a discount of approximately $1.1 million, resulting in proceeds to the Company of approximately $248.9 million. Interest on the 2020 Notes will be paid each June 15 and December 15, commencing on June 15, 2011. The proceeds were utilized to re-pay borrowings under the Company's Revolving Credit Facility that were used to partially finance the acquisition of Hawk.

        In connection with the acquisition of Hawk on December 1, 2010, the Company assumed Hawk's 8.75% senior notes due November 1, 2014 (the "Hawk senior notes"). The Hawk senior notes were recorded at estimated fair value of $59.0 million on the date of acquisition. See Note 9 in Item 8 for further information regarding the Hawk acquisition. On December 10, 2010, the Company notified the holders of the Hawk senior notes of its intent to redeem such notes under the terms of the related indenture. On January 10, 2011, the Company redeemed all of the outstanding Hawk senior notes for approximately $59.1 million, of which $57.1 million related to the outstanding principal amount, $1.9 million related to an early redemption premium, and $0.1 million for accrued and unpaid interest. The Company redeemed the Hawk senior notes using borrowings under its revolving credit facility.

        At December 31, 2010 the Company had $458.5 million available under its $500.0 million revolving credit facility (the "Facility"). Of the amount unavailable for borrowings at December 31, 2010, $10.0 million was borrowed and outstanding in connection with the financing of the Hawk acquisition. The remainder of the amount unavailable for borrowings relates to issued letters of credit amounting to $31.5 million. At December 31, 2009, the Company had $466.0 million available under the Facility, with the reduction in availability attributable to letters of credit of $34.0 million. Letters of credit are issued primarily to provide security under insurance arrangements and certain borrowings. The revolving credit facility provides for grid-based interest pricing based on the credit rating of the Company's senior unsecured bank debt or other unsecured senior debt and the Company's utilization of the facility. The Company's senior unsecured debt is rated BBB by Standard & Poor's and Baa2 by Moody's. The facility requires the Company to meet various restrictive covenants and limitations including certain net worth, cash flow ratios and limits on outstanding debt balances held by certain subsidiaries. In the event of a substantial goodwill impairment charge, the Company's EBIT would be reduced and could cause a default in the covenants covered by the Company's debt and credit facility agreements. The average interest rate of the revolving credit facility for 2010 and 2009 was 0.65% and 0.85%, respectively.

        The Company also maintains a $55.0 million uncommitted line of credit all of which was available for borrowing as of December 31, 2010 and 2009. The average interest rate on the uncommitted line was 1.87% for 2010 and 2.88% for 2009.

        At December 31, 2010, the fair value of the Company's $250 million 5.125% notes due 2020 and $150 million 6.125% notes due 2016, using the Level 2 inputs, is approximately $244.4 million and $165.4 million, respectively. Fair value is estimated based on current yield rates plus the Company's estimated credit spread available for financings with similar terms and maturities. The Company estimates that the fair value of the Hawk senior notes and amounts outstanding under the revolving credit facility approximates their carrying value.

        Under the Company's various debt and credit facilities, the Company is required to meet various restrictive covenants and limitations, including certain net worth, cash flow ratios and limits on outstanding debt balances held by certain subsidiaries. The Company was in compliance with all covenants and limitations in 2010 and 2009.

        The Company views its debt to capital ratio (defined as short-term debt plus long-term debt divided by the sum of total Shareholders' equity, long-term debt and short-term debt) as an important indicator of its ability to utilize debt in financing acquisitions and capital investments. As of December 31, 2010, the Company's debt to capital ratio was 26%.

Cash Management

        As stated above, reducing the level of working capital as a percentage of net sales is a key management focus. The Company's priorities for the use of capital are to invest in growth and performance improvement opportunities for our existing businesses and maintain assets through capital expenditures, pursue strategic acquisitions that meet shareholder return criteria, pay dividends to shareholders and return value to shareholders through share repurchases.

        Capital expenditures in 2011 are expected to be $70 to 80 million, including business sustaining projects, cost reduction efforts, new product expansion and continuing manufacturing expansions. There are no minimum contributions required for the company's pension plan in 2011. Cash contributions to the Company's defined benefit pension plans were $5.0 million in 2010 and are expected to approximate $4.0 million in 2011.

        The Company intends to pay dividends to its shareholders and has increased its dividend rate annually for the past 34 years.

        The Company announced the reactivation of its share repurchase program in August 2004. In August 2007, the Board of Directors authorized the repurchase of an additional 2,500,000 shares of the Company's common stock. In February 2008, the Board of Directors authorized the repurchase of an additional 1,400,000 shares of the Company's common stock. At this time, the Company has authority to repurchase an additional 2,981,766 shares. Additional shares may be repurchased at management's direction. The decision to repurchase shares will depend on price, availability and other corporate developments. Purchases may occur from time-to-time and no maximum purchase price has been set.

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

Environmental

        The Company is subject to increasingly stringent environmental laws and regulations, including those relating to air emissions, wastewater discharges, chemical and hazardous waste management and disposal. Some of these environmental laws hold owners or operators of land or businesses liable for their own and for previous owners' or operators' releases of hazardous or toxic substances or wastes. Other environmental laws and regulations require the obtainment and compliance with environmental permits. To date, costs of complying with environmental, health and safety requirements have not been material. The nature of the Company's operations and its long history of industrial activities at certain of its current or former facilities, as well as those acquired could potentially result in material environmental liabilities.

        While the Company must comply with existing and pending climate change legislation, regulation, international treaties or accords, current laws and regulations do not have a material impact on its business, capital expenditures or financial position. Future events, including those relating to climate change or greenhouse gas regulation could require the Company to incur expenses related to the modification or curtailment of operations, installation of pollution control equipment, or investigation and cleanup of contaminated sites.

Legal Proceedings

        The Company received written correspondence from the U.S. Immigration and Customs Enforcement Office of Investigations ("ICE") dated March 11, 2010 indicating that it initiated an investigation relating to the classification of certain rubber tires imported by its tire and wheel operation within the Carlisle Transportation Products segment since 2004. The Company responded to ICE's inquiry and, on August 19, 2010, ICE informed the Company that it had terminated its investigation. The Company continues to work separately with U.S. Customs and Border Protection to properly classify its products.

        At this time, the Company cannot predict or determine the amount of additional duties and/or civil fines or penalties, if any, owed as a result of this classification effort. In the opinion of management, the ultimate outcome of such actions will not have a material adverse effect on the consolidated financial position of the Company.

        Over the years, the Company has been named as a defendant, along with numerous other defendants, in lawsuits in various state courts in which plaintiffs have alleged injury due to exposure to asbestos-containing brakes, which Carlisle manufactured in limited amounts between the late-1940's and the mid-1980's. In addition to compensatory awards, these lawsuits may also seek punitive damages.

        Other than the matter described below, to date, the Company has obtained dismissals or settlements of its asbestos-related lawsuits with no material effect on its financial condition, results of operations or cash flows. The Company has maintained insurance coverage that applies to a portion of certain of the Company's defense costs and payments of settlements or judgments in connection with asbestos-related lawsuits.

        In the fourth quarter of 2010, the Company settled two cases involving alleged asbestos-related injury. The total amount of the settlement and related loss, inclusive of insurance recoveries, was approximately $5.9 million, which was recorded in discontinued operations in the fourth quarter of 2010, as the related alleged asbestos-containing product was manufactured by the Company's former on-highway brake business.

        Based on an ongoing evaluation, including the above matter, the Company believes that the resolution of its remaining pending asbestos claims will not have a material impact on the Company's financial condition, results of operations, or cash flows, although these matters could result in the Company being subject to monetary damages, costs or expenses, and charges against earnings in particular periods.

        In addition, from time-to-time the Company may be involved in various other legal actions arising in the normal course of business. In the opinion of management, the ultimate outcome of such actions will not have a material adverse effect on the consolidated financial position of the Company, but may have a material impact on the Company's results of operations for a particular period.

Market Risk

        The Company is exposed to risks in currency exchange rates for transactions denominated in foreign currencies. Revenues for sales of products manufactured in China for the North American market are generated predominately in U.S. Dollars. Many of the obligations incurred by these operations are settled in Chinese Renminbi or Hong Kong Dollars. Should the U.S. Dollar weaken significantly against the Renminbi or Hong Kong Dollar, the Company's results of operations could be adversely affected. The Company continues to monitor developments in China that may affect its strategy and will hedge its currency risk exposure or shift production to the U.S. when deemed effective and prudent. While the Company is exposed to the exchange rates of other currencies including the Canadian Dollar, British Pound, Mexican Peso and Euro, their risk is considered minimal. Approximately 15% of the Company's revenues from continuing operations for the year ended December 31, 2010 are from countries other than the U.S.

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

        There were no treasury locks or interest rate swaps in place as of December 31, 2010.

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

        Inventories.    Inventories for continuing and discontinued operations are valued at the lower of cost or market on the first-in, first-out basis. Cost of inventories includes direct as well as certain indirect costs associated with the acquisition and production process. These costs include raw materials, direct and indirect labor and manufacturing overhead. Manufacturing overhead includes materials, depreciation and amortization related to property, plant and equipment and other intangible assets used directly and indirectly in the acquisition and production of inventory and costs related to the Company's distribution network such as inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and other such costs associated with preparing our products for sale.

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

        The Company did not recognize any goodwill impairment in 2010; however, deterioration of the market-related factors used in the evaluation could potentially result in a future material goodwill impairment loss. Any combination of changes to significant assumptions used in the analysis resulting in a 5% reduction in fair value of its reporting units as of the Company's measurement date would still not have resulted in an impairment charge.

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

        Pensions and Other Post-Retirement Plans.    The Company maintains defined benefit retirement plans for certain employees. The annual net periodic expense and benefit obligations related to these plans are determined on an actuarial basis. This determination requires assumptions to be made concerning general economic conditions (particularly interest rates), expected return on plan assets, increases to compensation levels, and health care cost trends. These assumptions are reviewed periodically by management in consultation with its independent actuary and investment manager. Changes in the assumptions to reflect actual experience can result in a change in the net periodic expense and accrued benefit obligations. The defined benefit pension plans' assets consist primarily of fixed-income and equity mutual funds, which are considered Level 1 assets under the fair value hierarchy as their fair value is derived from market-observable data. The Company uses the market related valuation method to determine the value of plan assets, which recognizes the change of the fair value of the plan assets over five years. If actual experience differs from these long-term assumptions, the difference is recorded as an unrecognized actuarial gain (loss) and then amortized into earnings over a period of time based on the average future service period, which may cause the expense related to providing these benefits to increase or decrease. The weighted-average expected rate of return on plan assets was 7.0% for the 2010 valuation. While the Company believes 7.0% is a reasonable expectation based on the plan assets' mix of fixed income and equity investments, significant differences in actual experience or significant changes in the assumptions used may materially affect the pension obligations and future expense. The effects of a 0.25% increase or decrease in the expected rate of return would change the Company's estimated 2011 pension expense by approximately $0.5 million. The assumed weighted-average discount rate was 5.17% for the 2010 valuation. The effects of a 0.25% increase or decrease in the assumed discount rate would change the Company's projected benefit obligation at December 31, 2010 by approximately $4.1 million. The Company used a weighted-average assumed rate of compensation increase of 4.29% for the 2010 valuation. This rate is not expected to change in the foreseeable future and is based on the Company's actual rate of compensation increase over the past several years, adjusted to reflect management's expectations regarding future labor costs.

        The Company also has a limited number of unfunded post-retirement benefit programs that provide certain retirees with medical and prescription drug coverage. The annual net periodic expense and benefit obligations of these programs are also determined on an actuarial basis and are subject to assumptions on the discount rate and increases in compensation levels. The Company adopted a December 31 measurement date in 2008. In prior years a September 30 measurement date was used. The discount rate used for the 2010 valuation was 5.17%. The effects of a 1% increase or decrease in either the discount rate or the assumed health care cost trend rates would not be material. Similar to the defined benefit retirement plans, these plans' assumptions are reviewed periodically by management in consultation with its independent actuary. Changes in the assumptions can result in a change in the net periodic expense and accrued benefit obligations.

New Accounting Standards Not Yet Effective

        Accounting Standards issued but not effective until after December 31, 2010 are not expected to have a significant effect on the Company's consolidated financial statements.

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

Item 8.    Financial Statements and Supplementary Data.

Carlisle Companies Incorporated

Consolidated Statements of Earnings and Comprehensive Income

	For the Years ended December 31,
(Dollars in millions, except per share amounts)	2010	2009	2008
Net sales	$2,527.7	$2,258.1	$2,864.6
Cost and expenses:
Cost of goods sold	1,999.0	1,767.8	2,323.0
Selling and administrative expenses	310.5	274.3	298.0
Research and development expenses	23.2	16.4	16.2
Goodwill impairment charges	—	—	55.5
Gain related to fire settlement	—	(27.0)	—
Other (income) expense, net	(1.1)	14.7	18.8

Earnings before interest and income taxes	196.1	211.9	153.1
Interest expense, net	8.3	9.0	27.7

Earnings before income taxes from continuing operations	187.8	202.9	125.4
Income tax expense	57.2	47.6	33.6

Income from continuing operations	130.6	155.3	91.8
Discontinued operations
Income (loss) from discontinued operations	16.3	(17.4)	(36.2)
Income tax (benefit) expense	1.3	(6.7)	(0.2)

Income (loss) from discontinued operations	15.0	(10.7)	(36.0)

Net income	$145.6	$144.6	$55.8

Basic earnings (loss) per share attributable to common shares(1)
Income from continuing operations	$2.12	$2.53	$1.50
Income (loss) from discontinued operations	0.24	(0.17)	(0.59)

Basic earnings per share	$2.36	$2.36	$0.91

Diluted earnings (loss) per share attributable to common shares(1)
Income from continuing operations	$2.10	$2.51	$1.50
Income (loss) from discontinued operations	0.24	(0.17)	(0.59)

Diluted earnings per share	$2.34	$2.34	$0.91

Comprehensive Income
Net income	$145.6	$144.6	$55.8
Other comprehensive income (loss)
Change in foreign currency translation, net of tax	(5.9)	7.8	(13.9)
Change in accrued post-retirement benefit liability, net of tax	2.9	(2.6)	(37.9)
(Loss) gain on hedging activities, net of tax	(0.4)	(0.4)	2.3

Other comprehensive income (loss)	(3.4)	4.8	(49.5)

Comprehensive income	$142.2	$149.4	$6.3

(1)
Earning per share calculated based on the two-class method. See note 15 in Item 8 for detailed calculations.

See accompanying notes to these Consolidated Financial Statements

Carlisle Companies Incorporated

Consolidated Balance Sheets

(Dollars in millions, except per share amounts)

	December 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$89.4	$96.3
Receivables, less allowance of $9.7 in 2010 and $7.8 in 2009	391.0	287.1
Inventories	430.5	338.3
Deferred income taxes	45.7	37.8
Prepaid expenses and other current assets	60.3	27.2
Current assets held for sale	—	13.1

Total current assets	1,016.9	799.8

Property, plant and equipment, net of accumulated depreciation of $539.6 in 2010 and $505.9 in 2009	533.4	460.9

Other assets:
Goodwill, net	667.1	462.2
Other intangible assets, net	297.9	162.9
Other long-term assets	12.6	4.6
Non-current assets held for sale	1.6	23.7

Total other assets	979.2	653.4

TOTAL ASSETS	$2,529.5	$1,914.1

Liabilities and Shareholders' Equity
Current liabilities:
Short-term debt, including current maturities	$69.0	$—
Accounts payable	195.4	132.7
Accrued expenses	174.9	143.5
Deferred revenue	17.1	17.3
Current liabilities associated with assets held for sale	—	7.6

Total current liabilities	456.4	301.1

Long-term liabilities:
Long-term debt	405.1	156.1
Deferred revenue	122.6	113.2
Other long-term liabilities	204.7	125.1

Total long-term liabilities	732.4	394.4

Shareholders' equity:
Preferred stock, $1 par value per share. Authorized and unissued 5,000,000 shares	—	—
Common stock, $1 par value per share. Authorized 100,000,000 shares; 78,661,248 shares issued; 61,024,932 outstanding in 2010 and 60,645,653 outstanding in 2009	78.7	78.7
Additional paid-in capital	92.4	73.9
Cost of shares of treasury—17,011,676 shares in 2010 and 17,390,025 shares in 2009	(221.6)	(223.6)
Accumulated other comprehensive loss	(38.1)	(34.7)
Retained earnings	1,429.3	1,324.3

Total shareholders' equity	1,340.7	1,218.6

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,529.5	$1,914.1

See accompanying notes to these Consolidated Financial Statements

Carlisle Companies Incorporated

Consolidated Statements of Cash Flows

For the Years ended December 31,

(Dollars in millions)

	2010	2009	2008
Operating activities
Net income	$145.6	$144.6	$55.8
Reconciliation of net income to cash flows from operating activities:
Depreciation	58.8	56.6	59.4
Amortization	13.1	10.9	9.6
Non-cash compensation	13.3	13.9	12.0
Earnings in equity investments	—	(0.2)	(0.5)
(Gain) loss on divestiture of property and equipment, net	(17.5)	(1.7)	0.2
Loss on writedown of assets	0.2	20.9	131.8
Loss on uncollectible note receivable	—	—	4.9
Tax benefits from stock-based compensation	(1.3)	(0.1)	(0.1)
Gain on insurance settlements related to property, plant and equipment	—	(24.3)	—
Deferred taxes	7.5	8.3	(22.4)
Foreign exchange gain	(1.8)	0.2	(2.2)
Changes in assets and liabilities, excluding effects of acquisitions and divestitures:
Current and long-term receivables	(69.8)	79.9	49.8
Inventories	(56.3)	157.3	8.3
Accounts payable and accrued expenses	40.8	(22.1)	(28.9)
Income taxes	(24.3)	15.1	(16.8)
Long-term liabilities	(0.3)	(40.8)	13.3
Other operating activities	(0.6)	(1.3)	—

Net cash provided by operating activities	107.4	417.2	274.2

Investing activities
Capital expenditures	(64.6)	(48.2)	(68.0)
Acquisitions, net of cash	(343.4)	(80.8)	(290.7)
Proceeds from sale of property and equipment	9.1	9.2	4.1
Proceeds from sale of businesses	59.8	—	—
Proceeds from insurance settlements related to property, plant and equipment	—	30.0	—
Other investing activities	(0.2)	0.3	0.4

Net cash used in investing activities	(339.3)	(89.5)	(354.2)

Financing activities
Net change in short-term borrowings and revolving credit lines	10.0	(235.4)	178.4
Proceeds from long-term debt	248.9	—	—
Bond issuance costs	(1.9)	—	—
Reductions of long-term debt	—	—	(100.0)
Dividends	(40.6)	(38.6)	(36.6)
Treasury share repurchases	—	(1.3)	(4.8)
Treasury shares and stock options, net	6.1	1.0	(1.9)
Tax benefits from stock-based compensation	1.3	0.1	0.1

Net cash provided by (used in) financing activities	223.8	(274.2)	35.2

Effect of exchange rate changes on cash	1.2	0.1	(0.9)

Change in cash and cash equivalents	(6.9)	53.6	(45.7)
Cash and cash equivalents
Beginning of period	96.3	42.7	88.4

End of period	$89.4	$96.3	$42.7

See accompanying notes to these Consolidated Financial Statements

Carlisle Companies Incorporated
Consolidated Statement of Shareholders' Equity
(In millions, except share amounts)

		Common Stock			Accumulated Other Comprehensive Income		Shares in Treasury
	Comprehensive Income			Additional Paid-In Capital		Retained Earnings			Total Shareholders' Equity
		Shares	Amount				Shares	Cost
Balance at December 31, 2007		60,603,664	$78.7	$52.8	$9.5	$1,199.6	17,728,434	$(221.7)	$1,118.9
Net income	$55.8		—	—	—	55.8		—	55.8
Other comprehensive income, net of tax	(49.5)		—	—	(49.5)	—		—	(49.5)

Comprehensive income	$6.3								—
Adjustment for initially applying the
measurement date provisions of ASC 715			—	—	0.5	(0.5)		—	—
Cash dividends—$0.60 per share			—	—	—	(36.6)		—	(36.6)
Stock based compensation other(1)		51,133	—	9.3	—	—	(195,933)	1.0	10.3
Purchase of 122,258 treasury shares		(122,258)	—	—	—	—	122,258	(4.8)	(4.8)

Balance at December 31, 2008		60,532,539	78.7	62.1	(39.5)	1,218.3	17,654,759	(225.5)	1,094.1
Net income	$144.6		—	—	—	144.6		—	144.6
Other comprehensive income, net of tax	4.8		—	—	4.8	—		—	4.8

Comprehensive income	$149.4								—
Cash dividends—$0.63 per share			—	—	—	(38.6)		—	(38.6)
Stock based compensation other(1)		151,782	—	11.8	—	—	(303,402)	3.2	15.0
Purchase of 38,668 treasury shares		(38,668)	—	—	—	—	38,668	(1.3)	(1.3)

Balance at December 31, 2009		60,645,653	78.7	73.9	(34.7)	1,324.3	17,390,025	(223.6)	1,218.6
Net income	$145.6					145.6			145.6
Other comprehensive income, net of tax	(3.4)				(3.4)				(3.4)

Comprehensive income	$142.2
Cash dividends—$0.66 per share					—	(40.6)			(40.6)
Stock based compensation other(1)		379,279		18.5	—	—	(378,349)	2.0	20.5

Balance at December 31, 2010		61,024,932	$78.7	$92.4	$(38.1)	$1,429.3	17,011,676	$(221.6)	$1,340.7

(1)
Stock based compensation includes stock option activity, net of tax, and restricted share activity

See accompanying notes to these Consolidated Financial Statements

Notes to Consolidated Financial Statements

Note 1—Summary of Accounting Policies

Nature of Business

        Carlisle Companies Incorporated, its wholly-owned subsidiaries and their divisions or subsidiaries, referred to herein as the "Company" or "Carlisle," is a global diversified company that designs, manufactures and markets a wide range of products that serve a broad range of niche markets including commercial roofing, energy, agriculture, lawn and garden, mining and construction equipment, aerospace and electronics, dining and food delivery, and healthcare. The Company markets its products as a component supplier to original equipment manufacturers, distributors, as well as directly to end-users.

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

Cash and Cash Equivalents

        Demand deposits and debt securities with a maturity of three months or less when acquired are cash equivalents.

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

Notes to Consolidated Financial Statements (Continued)

Note 1—Summary of Accounting Policies (Continued)

Inventories

        Inventories for continuing and discontinued operations are valued at the lower of cost or market on the first-in, first-out basis. Cost of inventories includes direct as well as certain indirect costs associated with the acquisition and production process. These costs include raw materials, direct and indirect labor and manufacturing overhead. Manufacturing overhead includes materials, depreciation and amortization related to property, plant and equipment and other intangible assets used directly and indirectly in the acquisition and production of inventory and costs related to the Company's distribution network such as inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and other such costs associated with preparing our products for sale.

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

        The Company performs impairment tests on its long-lived assets, excluding goodwill and indefinite-lived other intangible assets, when circumstances indicate that their carrying amounts may not be recoverable. If required, recoverability is tested by comparing the estimated future undiscounted cash flows of the asset or asset group to its carrying value. If the carrying value is not recoverable, the asset or asset group is written down to market value.

Lease Arrangements

        For its continuing and discontinued operations, the Company is a party to various lease arrangements that include scheduled rent increases, rent holidays or may provide for contingent rentals or incentive payments to be made to the Company as part of the terms of the lease. Scheduled rent increases and rent holidays are included in the determination of minimum lease payments when assessing lease classification and, along with any lease incentives, are included in rent expense on a straight-line basis over the lease term. Scheduled rent increases that are dependent upon a change in an index or rate such as the consumer price index or prime rate are included in the determination of rental expense at the time the rate or index changes. Contingent rentals are excluded from the determination of minimum lease payments when assessing lease classification and are included in the determination of rent expense when the event that will require additional rents is considered probable. See Note 17 for further information regarding rent expense.

Notes to Consolidated Financial Statements (Continued)

Note 1—Summary of Accounting Policies (Continued)

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

Goodwill and Other Intangible Assets

        Intangible assets that are subject to amortization are amortized on a straight-line basis over their useful lives. Goodwill and intangible assets with indefinite useful lives are not subject to amortization, but are tested at least annually for impairment. The Company principally uses discounted cash flow models in evaluating goodwill, but may use other measures when appropriate. Amounts allocated to patents and other intangible assets of acquired companies are based on estimated fair value at the date of acquisition. See Note 6 and Note 9 for further information.

Pension and Other Post Retirement Benefits

        The Company maintains defined benefit pension plans for certain employees. Additionally, the Company has a limited number of post-retirement benefit programs that provide certain retirees with medical and prescription drug coverage. The annual net periodic expense and benefit obligations related to these plans are determined on an actuarial basis. This determination requires assumptions to be made concerning general economic conditions (particularly interest rates), expected return on plan assets, increases to compensation levels, and health care cost trends. These assumptions are reviewed periodically by management in consultation with its independent actuary. Changes in the assumptions to reflect actual experience can result in a change in the net periodic expense and accrued benefit obligations. The defined benefit pension plans' assets consist primarily of equity and fixed-income mutual funds that are primarily considered Level 1 assets under the fair value hierarchy, as their fair value is derived from market-observable data. See Note 13 for additional information regarding these plans and the associated plan assets.

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

        The Company is subject to market risk from exposures to changes in interest rates due to its financing, investing and cash management activities. The Company uses treasury lock contracts, interest rate swap agreements, or other derivative instruments, from time to time, to manage the interest rate risk of its

Notes to Consolidated Financial Statements (Continued)

Note 1—Summary of Accounting Policies (Continued)

floating and fixed rate debt portfolio. The Company, on a periodic basis, assesses the initial and ongoing effectiveness of its hedging relationships. As of December 31, 2010, the Company had not entered into any derivative financial instruments to hedge interest rate risk.

        The Company's international operations are exposed to translation risk when the local currency financial statements are translated into U.S. Dollars. Carlisle monitors this risk, but at December 31, 2010, had not entered into any derivative financial instruments to hedge net investment risk.

        At December 31, 2010 the Company had no foreign currency hedges in place. Approximately 15% of the Company's revenues from continuing operations for the year ended December 31, 2010 are from countries other than the U.S.

Selling and Administrative Expenses

        Selling and administrative expenses includes wages and benefits related to the Company's sales force, its administrative functions such as corporate management and other indirect costs not allocated to inventories, including a portion of depreciation and amortization. Selling and administrative expenses also includes certain warehousing costs incurred in the tire and wheel and power transmission belt product lines related to their distribution centers that are separately operated to facilitate shipments directly to customers.

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

Stock-Based Compensation

        The Company accounts for stock-based compensation under the fair-value method. Accordingly, equity classified stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period, which generally matches the stated vesting period of the award, but may also be shorter if the employee is retirement-eligible and under the award's terms may fully-vest upon retirement from the Company. The Company recognizes expense for awards that have graded-vesting features under the graded-vesting method, which considers each separately vesting tranche as though they were, in substance, multiple awards.

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

Notes to Consolidated Financial Statements (Continued)

Note 1—Summary of Accounting Policies (Continued)

Reclassifications and Revisions

        The segment disclosures in Note 21 have been revised for all periods presented to reflect the creation in the fourth quarter of 2010 of the Carlisle Brake & Friction ("CBF") reportable segment. CBF includes the brake and friction product lines of the Company's legacy Carlisle Industrial Brake and Friction business and those of Hawk Corporation ("Hawk"), which the Company acquired on December 1, 2010. The Carlisle Industrial Brake and Friction business was previously reported as part of the Engineered Transportation Solutions ("ETS") reportable segment that in the fourth quarter of 2010 was re-named Carlisle Transportation Products ("CTP"). The CTP reportable segment includes the Carlisle Tire and Wheel business and the Carlisle Power Transmission business.

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

        In March 2008, the FASB issued disclosure guidance which applies to all derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments and related hedged items. The disclosure guidance requires entities to provide greater transparency through additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity's financial position, results of operations, and cash flows. This disclosure guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. At December 31, 2010, the Company had no active derivative instruments, thus the adoption had no effect on the Company's consolidated financial statements.

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

Notes to Consolidated Financial Statements (Continued)

Note 1—Summary of Accounting Policies (Continued)

Thus, the Company has adopted these standards on January 1, 2009 and applied the provisions prospectively to subsequent business combinations.

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

        In November 2008, the Emerging Issues Task Force issued updated guidance, which clarifies the accounting for certain transactions involving equity method investments. This interpretation is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and interim periods within those years. Thus, the Company has adopted this interpretation on January 1, 2009. The adoption did not have a material impact on the Company's consolidated financial statements

        In December 2008, the FASB issued updated accounting guidance, which provides additional guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. The guidance is effective for financial statements issued for fiscal years ending after December 15, 2009. Thus, the Company has adopted this interpretation on December 31, 2009, which resulted in increased disclosures in the financial statements related to defined benefit plan assets.

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

New Accounting Standards Not Yet Effective

        Other new accounting standards issued but not effective until after December 31, 2010 are not expected to have a significant effect on the Company's consolidated financial statements.

Note 2—Fire Gain

        On November 16, 2008, a fire occurred at the tire and wheel plant in Bowdon, GA, and as a result the building and the majority of the machinery, equipment, records and other assets were destroyed. In order to service customers, partial operations were initiated at a facility in Heflin, AL, that is as of the end of 2010 closed, and some production was transferred to other tire and wheel plants or outsourced to third parties.

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

        The net result of fire-related transactions in the second quarter of 2009 was a $24.5 million pretax gain on the settlement of all other claims and that amount was reported as Gain related to fire settlement. This gain was the difference between the $41.0 million of cash proceeds received from the insurance carriers in

Notes to Consolidated Financial Statements (Continued)

Note 2—Fire Gain (Continued)

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

Note 3—Receivables Facility

        Until the second quarter of 2009, the Company maintained an agreement (the "Receivables Facility") with a financial institution whereby it sold on a continuous basis an undivided interest in certain eligible trade accounts receivable. In the second quarter of 2009, the Company terminated the Receivables Facility. The facility was terminated as a result of the Company's strong operating cash flows and its available credit facilities and lines of credit that should provide adequate liquidity and capital resources to fund ongoing operations, expand existing lines of business and make strategic acquisitions. Securitization expenses for 2008 of $0.9 million are included in Interest expense, net.

Note 4—Inventories

        The Company is a diversified manufacturing entity comprised of multiple domestic and international companies that operate as distinct businesses manufacturing different products. The First-in, First-out ("FIFO") method was used to value inventories. Inventories at December 31, 2010 include balances acquired in connection with the acquisition of Hawk Corporation ("Hawk"). See Note 9 for further information regarding the Hawk acquisition.

        The components of inventories at December 31 are as follows:

In millions	December 31, 2010	December 31, 2009
Finished goods	$256.7	$205.9
Work-in-process	46.7	29.3
Raw materials	124.0	120.5
Capitalized variances	28.1	13.1
Reserves	(25.0)	(23.0)

	430.5	345.8
Inventories associated with assets held for sale	—	(7.5)

Inventories	$430.5	$338.3

Notes to Consolidated Financial Statements (Continued)

Note 5—Property, Plant and Equipment

        The components of property, plant and equipment at December 31 are as follows:

In millions	2010	2009
Land	$33.5	$31.7
Buildings and leasehold improvements	274.3	270.8
Machinery and equipment	730.5	681.3
Projects in progress	38.0	24.8

	1,076.3	1,008.6
Accumulated depreciation	(541.3)	(524.1)
Property, plant and equipment, net, associated with assets held for sale	(1.6)	(23.6)

Property, plant and equipment, net	$533.4	$460.9

        Property, plant and equipment at December 31, 2010 include assets acquired from Hawk recorded at estimated fair value based on preliminary valuation studies. See Note 9 for further information regarding the Hawk acquisition.

        During 2010 and 2009, the Company capitalized interest in the amount of $1.7 million and $0.8 million, respectively.

Notes to Consolidated Financial Statements (Continued)

Note 6—Goodwill and Other Intangible Assets

        The changes in the carrying amount of goodwill for the years ended December 31, 2010 and 2009 are as follows:

In millions	Construction Materials	Transportation Products	Brake and Friction	Interconnect Technologies	Foodservice Products	Disc. Ops.	Total
Balance at January 1, 2009*
Goodwill	$88.3	$154.9	$15.1	$162.2	$59.6	$58.6	$538.7
Accumulated impairment losses	—	(55.5)	—	—	—	(47.4)	(102.9)

	88.3	99.4	15.1	162.2	59.6	11.2	435.8
Goodwill acquired during year	—	—	—	27.2		—	27.2
Purchase accounting adjustments				(0.5)	0.8		0.3
Impairment losses	—	—	—	—	—	—	—
Goodwill written off related to sale of business unit	(1.9)	—	—	—	—	—	(1.9)
Currency translation	0.3	0.5	—	—	—	—	0.8

Balance at December 31, 2009*
Goodwill	$86.7	$155.4	$15.1	$188.9	$60.4	$58.6	$565.1
Accumulated impairment losses	—	(55.5)	—	—	—	(47.4)	(102.9)

	86.7	99.9	15.1	188.9	60.4	11.2	462.2
Goodwill acquired during year	—	—	216.5	—	—	—	216.5
Goodwill written off related to sale of business units	—	—	—	—	—	(11.2)	(11.2)
Currency translation	(0.4)	0.1	—	—	(0.1)	—	(0.4)

Balance at December 31, 2010
Goodwill	86.3	155.5	231.6	188.9	60.3	47.4	770.0
Accumulated impairment losses	—	(55.5)	—	—	—	(47.4)	(102.9)

	$86.3	$100.0	$231.6	$188.9	$60.3	$—	$667.1

*
Note: All periods presented have been adjusted to reflect the segregation of Carlisle Transportation Products and Carlisle Brake & Friction, previously reported together as Engineered Transportation Solutions.

        On December 1, 2010, the Company acquired Hawk for cash consideration of approximately $414.1 million. The resulting preliminary goodwill recorded of approximately $216.5 million was allocated to the CBF reportable segment. See Note 9 for further information regarding the Hawk acquisition. In the fourth quarter of 2010, the Company sold its specialty trailer business and as part of the transaction eliminated the associated goodwill of approximately $11.2 million. See Note 19 for further information regarding discontinued operations.

        In 2009, the Company acquired Electronic Cable Specialists ("ECS") for approximately $42.4 million, resulting in goodwill of approximately $13.5 million, and Jerrik, Inc. ("Jerrik") for approximately

Notes to Consolidated Financial Statements (Continued)

Note 6—Goodwill and Other Intangible Assets (Continued)

$33 million, resulting in goodwill of approximately $13.7 million. The $27.2 million of goodwill arising from these two acquisitions was allocated to the Interconnect Technologies reportable segment. See Note 9 for further information regarding the ECS and Jerrik acquisitions.

        In 2008 the Company recognized intangible asset and goodwill impairment losses in connection with its decision to pursue the disposition of its power transmission belt ("power transmission belt business") and on-highway brake business ("on-highway brake business"). The impairment was based on fair value using earnings multiples of disposal valuations of comparable businesses. In the fourth quarter of 2009, the Company ended the sale process for its power transmission belt business and integrated this business into its Transportation Products segment. The 2008 impairment losses for goodwill are set forth in the table reflecting a loss of $55.5 million for the power transmission belt business, included in Transportation Products, and a loss of $27.0 million for the on-highway brake business, included in discontinued operations.

        The Company's Other intangible assets, net at December 31, 2010, are as follows:

In millions	Acquired Cost	Accumulated Amortization	Net Book Value
Assets subject to amortization
Patents	$54.6	$(8.2)	$46.4
Customer Relationships	194.3	(33.2)	161.1
Other	20.4	(6.0)	14.4
Assets not subject to amortization
Trade names	76.0	—	76.0

Other intangible assets, net	$345.3	$(47.4)	$297.9

        In connection with the Hawk acquisition, the Company preliminarily recognized approximately $147.6 million of other intangible assets. See Note 9 for further information regarding the Hawk acquisition and the acquired other intangible assets.

        The Company's Other intangible assets, net at December 31, 2009, are as follows:

In millions	Acquired Cost	Accumulated Amortization	Net Book Value
Assets subject to amortization
Patents	$9.1	$(7.8)	$1.3
Customer Relationships	147.6	(23.4)	124.2
Other	20.3	(3.8)	16.5
Assets not subject to amortization
Trade names	20.9	—	20.9

Other intangible assets, net	$197.9	$(35.0)	$162.9

        Estimated amortization expense over the next five years is as follows: $17.9 million in 2011, $16.7 million in 2012, $15.7 million in 2013, $15.4 million in 2014 and $15.0 million in 2015.

        In 2008, net impairment losses for other intangible assets were recognized totaling approximately $6.0 million and consisted of $4.0 million for trademarks, $0.6 million for patents, $0.2 million for software, and $1.2 million for customer relationships. These impairment losses are described in more detail in Note 18 and Note 19.

Notes to Consolidated Financial Statements (Continued)

Note 6—Goodwill and Other Intangible Assets (Continued)

        The net carrying values of the Company's Other intangible assets by reportable segment as of December 31 are as follows:

In millions	2010	2009
Construction Materials	$16.4	$17.5
Transportation Products	0.2	0.5
Brake and Friction	151.3	6.2
Interconnect Technologies	89.0	94.7
FoodService Products	41.0	44.0

Total	$297.9	$162.9

Note 7—Borrowings

        As of December 31, 2010 and 2009 the Company's borrowings are as follows:

In millions	2010	2009
5.125% notes due 2020, net of unamortized discount of ($1.1)	$248.9	$—
6.125% notes due 2016, net of unamortized discount of ($0.6) and ($0.7) respectively	149.4	149.3
8.75% Hawk senior notes due 2014	59.0
Revolving credit facility	10.0	—
Industrial development and revenue bonds through 2018	6.7	6.7
Other, including capital lease obligations	0.1	0.1

	474.1	156.1
Less revolving credit facility and the Hawk senior notes classified as current	(69.0)	—

Long-term debt	$405.1	$156.1

  5.125% Notes Due 2020

        On December 9, 2010, the Company completed a public offering of $250.0 million of notes with a stated interest rate of 5.125% due December 15, 2020 (the "2020 Notes"). The 2020 Notes were issued at a discount of approximately $1.1 million, resulting in proceeds to the Company of approximately $248.9 million. The 2020 Notes are presented net of the related discount in Long-term debt in the consolidated balance sheet at December 31, 2010. Interest on the 2020 Notes will be paid each June 15 and December 15, commencing on June 15, 2011. The Company incurred costs to issue the 2020 Notes of approximately $1.9 million, inclusive of underwriters', credit rating agencies' and attorneys' fees and other costs. The issuance costs have been recorded in Other long-term assets in the consolidated balance sheet at December 31, 2010. Both the discount and the issuance costs will be amortized to interest expense over the life of the 2020 Notes. The proceeds were utilized to re-pay borrowings under the Company's Revolving Credit Facility that were used to finance the acquisition of Hawk.

        The 2020 Notes, in whole or in part, may be redeemed at the Company's option, plus accrued and unpaid interest, at any time prior to September 15, 2020 at a price equal to the greater of:

  •
  100% of the principal amount; or

Notes to Consolidated Financial Statements (Continued)

Note 7—Borrowings (Continued)

  •
  The sum of the present values of the remaining scheduled payments of principal and interest discounted to the redemption date on a semi-annual basis at the Treasury Rate plus 35 basis points.

        The 2020 Notes may also be redeemed at any time after September 15, 2020, in whole or in part, at the Company's option at 100% of the principal amount, plus accrued and unpaid interest. Upon a change-in-control triggering event, the Company will be required to offer to repurchase the 2020 Notes at 101% of the principal amount, plus accrued and unpaid interest.

        The 2020 Notes are subject to the Company's existing indenture dated January 15, 1997 with Bank of New York Mellon, as trustee, and accordingly are subject to the same restrictive covenants and limitations as the Company's existing indebtedness. The 2020 Notes are general unsecured obligations of the Company and rank equally with the Company's existing and future unsecured and unsubordinated indebtedness. The 2020 Notes are subordinate to any existing or future debt or other liabilities of the Company's subsidiaries. At December 31, 2010, the principal amount of the Company's subsidiaries indebtedness was approximately $64 million, inclusive of the debt assumed in the acquisition of Hawk described below.

  8.75% Hawk Senior Notes Due 2014

        In connection with the acquisition of Hawk on December 1, 2010, the Company assumed Hawk's 8.75% senior notes previously due November 1, 2014 (the "Hawk senior notes"). The Hawk senior notes were recorded at estimated fair value of $59.0 million on the date of acquisition. See Note 9 for further information regarding the Hawk acquisition.

        On December 10, 2010, the Company notified the holders of the Hawk senior notes of its intent to redeem such notes under the terms of the related indenture. On January 10, 2011, the Company redeemed all of the outstanding Hawk senior notes for approximately $59.1 million, of which $57.1 million related to the outstanding principal amount, $1.9 million related to a contractual redemption premium, and $0.1 million for accrued and unpaid interest. Accordingly, the carrying value of the Hawk senior notes has been presented as Short-term debt, including current maturities in the consolidated balance sheet at December 31, 2010. The extinguishment of the Hawk senior notes will be reflected in the Company's financial statements in the first quarter of 2011. There will be no extinguishment gain or loss recorded as the carrying value and amount paid to redeem the Hawk senior notes were the same. The Company redeemed the Hawk senior notes using borrowings under its revolving credit facility.

  Revolving Credit Facilities

        At December 31, 2010 the Company had $458.5 million available under its $500.0 million revolving credit facility (the "Facility"). Of the amount unavailable for borrowings at December 31, 2010, $10.0 million was borrowed and outstanding in connection with the financing of the Hawk acquisition. Under the terms of the Facility, and at the Company's election, the $10.0 million is payable on January 31, 2011 (30 days from the date of funding) and accordingly has been presented in Short-term debt, including current maturities in the consolidated balance sheet. The Company has the option to rollover amounts payable, at differing tenors and interest rates, until the facility expires in July of 2012. The remainder of the amount unavailable for borrowings relates to issued letters of credit amounting to $31.5 million. At December 31, 2009, the Company had $466.0 million available under the Facility, with the reduction in availability attributable to letters of credit of $34.0 million. Letters of credit are issued primarily to provide security under insurance arrangements and certain borrowings. The revolving credit facility provides for grid-based interest pricing based on the credit rating of the Company's senior unsecured bank debt or

Notes to Consolidated Financial Statements (Continued)

Note 7—Borrowings (Continued)

other unsecured senior debt and the Company's utilization of the facility. The average interest rate of the revolving credit facility for 2010 and 2009 was 0.65% and 0.85%, respectively.

        The Company also maintains a $55.0 million uncommitted line of credit all of which was available for borrowing as of December 31, 2010 and 2009. The average interest rate on the uncommitted line was 1.87% for 2010 and 2.88% for 2009.

  Industrial Development and Revenue Bonds

        The industrial development and revenue bonds are collateralized by letters of credit, Company guarantees and/or by the facilities and equipment acquired through the proceeds of the related bond issuances. The weighted average interest rates on the revenue bonds for 2010 and 2009 were 1.15% and 1.79%, respectively. The Company estimates the fair value of its industrial development and revenue bonds approximates their carrying value.

  Covenants and Limitations

        Under the Company's various debt and credit facilities, the Company is required to meet various restrictive covenants and limitations, including certain net worth, cash flow ratios and limits on outstanding debt balances held by certain subsidiaries. The Company was in compliance with all covenants and limitations in 2010 and 2009.

  Other Matters

        Cash payments for interest were $9.3 million in 2010, $10.8 million in 2009, and $23.5 million in 2008. Interest expense, net is presented net of interest income of $0.3 million in 2010, $0.5 million in 2009, and $1.2 million in 2008.

        Exclusive of the Hawk senior notes, which were redeemed on January 10, 2011, $150.0 million (excluding unamortized discount of $0.6 million) of the Company's long-term debt matures in 2016, $6.7 matures in 2018, and $250 million (excluding unamortized discount of $1.1 million) matures in 2020.

        At December 31, 2010, the fair value of the Company's 2020 Notes and the 2016 Notes, using the Level 2 inputs, is approximately $244.4 million and $165.4 million, respectively. Fair value is estimated based on current yield rates plus the Company's estimated credit spread available for financings with similar terms and maturities. The Company estimates that the fair value of the Hawk senior notes and amounts outstanding under the revolving credit facility approximates their carrying value.

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

        On November 14, 2006, the Company entered into treasury lock contracts with a notional amount of $100.0 million to hedge the cash flow variability on forecasted debt interest payments associated with changes in interest rates. These contracts were designated as cash flow hedges and were deemed effective at the origination date. On September 30, 2008, the Company terminated the treasury lock contracts resulting in a loss of $7.7 million ($4.8 million, net of tax). During the fourth quarter of 2008, due to

Notes to Consolidated Financial Statements (Continued)

Note 8—Derivative Financial Instruments (Continued)

positive cash flows and unfavorable capital markets, the Company determined it would not issue the forecasted debt. As a result, the loss was recorded in Interest expense, net.

        On June 15, 2005, the Company entered into treasury lock contracts with a notional amount of $150.0 million to hedge the cash flow variability on forecasted debt interest payments associated with changes in interest rates. These contracts were designated as cash flow hedges and were deemed effective at the origination date. On August 15, 2006, the Company terminated the treasury lock contracts resulting in a gain of $5.6 million ($3.5 million, net of tax), which was deferred in accumulated other comprehensive income and is being amortized to reduce interest expense until August 2016, the term of the interest payments related to the $150.0 million in notes issued on August 18, 2006. At December 31, 2010, the Company had a remaining unamortized gain of $3.2 million ($2.0 million, net of tax) which is reflected in Accumulated other comprehensive income on the Company's Consolidated Balance Sheets. Approximately $0.6 million ($0.4 million, net of tax) is expected to be amortized to reduce Interest expense, net in 2011.

Note 9—Acquisitions

  2010 Acquisition

        Hawk Corporation

        On December 1, 2010, the Company completed the acquisition of all of the outstanding equity of Hawk for a total cash purchase price of approximately $414.1 million. The consideration transferred to and equity acquired from Hawk's shareholders consisted of the following:

  •
  $50.00 per share in cash for each outstanding share of Class A common stock representing a purchase price of approximately $388.0 million,

  •
  $50.00 per share in cash less the applicable exercise price for the cancellation of stock options on Hawk's Class A common stock representing a purchase price of approximately $24.6 million, and

  •
  $1,000 per share in cash for each share of the outstanding Series D preferred stock representing a purchase price of approximately $1.5 million.

        There were no other assets, liabilities or contingent consideration transferred to Hawk shareholders in connection with the acquisition. The Company funded the acquisition with cash on hand and borrowings under the Facility. See Note 7 for further information regarding borrowings.

        Hawk is a leading worldwide supplier of friction materials for brakes, clutches and transmissions. With this acquisition, the Company has created a comprehensive global braking solutions platform enabling it to provide a broader line of attractive products and increasing exposure to key emerging markets such as China, Brazil and India. Together with Carlisle's legacy industrial brake and friction product line, Hawk became part of the Carlisle Brake and Friction segment.

        Hawk contributed revenues of approximately $21.6 million and an earnings before interest and taxes ("EBIT") loss of approximately $11.5 million for the period from December 1, 2010 to December 31, 2010. EBIT for December of 2010 includes approximately $10.4 million of acquisition-related costs and severance payments as well as approximately $3.8 million of incremental amortization and depreciation expense related to inventory, intangible assets and property, plant and equipment described more fully below. The following unaudited pro forma summary presents consolidated information of the Company as

Notes to Consolidated Financial Statements (Continued)

Note 9—Acquisitions (Continued)

if the business combination had occurred on January 1, 2009 based on the preliminary purchase price allocation presented below:

(in millions)	Pro Forma Year Ended December 31, 2010	Pro Forma Year Ended December 31, 2009
Revenue	$2,759.7	$2,430.5
Income from continuing operations	$147.7	$144.6

        These pro forma amounts have been calculated after applying the Company's accounting policies and adjusting Hawk's results to reflect the additional depreciation and amortization that would have been recorded assuming the fair value adjustments to the acquired assets and assumed liabilities had been applied from January 1, 2009, together with the associated estimated incremental financing costs and tax effects. Also, the pro forma amounts reflect the acquisition-related costs incurred by the Company of approximately $10.4 million in 2010 as incurred in 2009.

        In 2010, the Company incurred approximately $3.1 million of acquisition-related costs, primarily for professional fees incurred as part of the bidding and share tender process. In the fourth quarter of 2010, the Company also incurred costs related to payments made to certain Hawk employees, primarily former executive officers, of approximately $7.3 million, for contractual termination benefits consisting of severance payments, continuing medical insurance coverage and other benefits. These expenses are included in general and administrative expenses in the Company's 2010 consolidated statement of earnings and comprehensive income. As part of the merger agreement, the Company was not required to reimburse Hawk for its acquisition-related costs.

        The following table summarizes the consideration transferred to acquire Hawk and the allocation of the consideration to the acquired assets and assumed liabilities based on preliminary valuations at December 1, 2010. The acquisition of Hawk has been accounted for using the acquisition method of accounting which requires that the consideration be allocated to the acquired assets and assumed liabilities

Notes to Consolidated Financial Statements (Continued)

Note 9—Acquisitions (Continued)

based on their acquisition date fair values with the remainder allocated to goodwill. See Note 20 for further information regarding fair value measurements.

(in millions)
Cash consideration transferred:
Class A common stock	$388.0
Class A common stock options	24.6
Series D preferred stock	1.5

Total cash consideration transferred		$414.1
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash & cash equivalents	70.7
Short-term investments	5.3
Receivables	40.7
Inventories	45.1
Prepaid expenses and other current assets	12.9
Property, plant and equipment	74.7
Other intangible assets	147.6
Other long-term assets	5.9
Accounts payable	(30.6)
Accrued expenses	(33.7)
Long-term debt	(59.0)
Pension obligations	(2.3)
Deferred tax liabilities	(68.9)
Deferred revenue	(2.0)
Other long-term liabilities	(8.8)

Total identifiable net assets		197.6

Goodwill		$216.5

        The preliminary goodwill is attributable to the workforce of Hawk and the significant synergies expected to arise after the Company's acquisition of Hawk from elimination of Hawk's public company costs, operational synergies through implementation of the Carlisle Operating System, supply chain efficiencies and other administrative opportunities. Goodwill arising from the acquisition of Hawk is not deductible for income tax purposes. All of the preliminary goodwill was assigned to the Carlisle Brake and Friction reportable segment.

        The fair value of the assets acquired includes trade receivables of approximately $40.7 million. The gross amount due under the contracts is approximately $41.4 million, of which approximately $0.7 million is expected to be uncollectible. The Company did not acquire any other class of receivables as a result of the acquisition.

        As part of applying the acquisition method of accounting, the Company recorded finished goods and work-in-process inventory at estimated net realizable value. The adjustment to Hawk's historical carrying value of inventory to effect net realizable value was approximately $4.5 million, with approximately $2.8 million related to finished goods and $1.7 million related to work-in-process inventory. In December of 2010, the Company sold substantially all of the related finished goods inventory and as a result

Notes to Consolidated Financial Statements (Continued)

Note 9—Acquisitions (Continued)

recognized the $2.8 million incremental fair value adjustment in cost of goods sold. The Company expects to recognize the remaining $1.7 million related to work-in-process inventory in the first quarter of 2011.

        Of the $147.6 million preliminary allocated to other intangible assets, $55.1 million was preliminarily allocated to registered trademarks and tradenames that are not subject to amortization. The remaining $92.5 million of acquired intangible assets have been preliminarily assigned a weighted average useful life of approximately 15 years. Those definite-lived intangible assets include acquired technology of $45.7 million (useful lives ranging from 7 to 15 years) and customer relationships of $46.8 million (useful lives ranging from 15 to 16 years). See Note 6 for additional information regarding intangible assets.

        The fair values of the property, plant and equipment and other intangible assets are preliminary and subject to change pending receipt of the final third-party valuations for those assets. Also, the Company has allocated a portion of the purchase price to the assumed income tax obligations of Hawk of approximately $4.5 million and has recorded deferred tax assets and liabilities related to the acquired assets and assumed liabilities based on the difference between their carrying amounts and their respective tax basis as of December 1, 2010. The current and deferred tax balances are preliminary and subject to change pending receipt of additional information regarding the deductibility of certain payments made in connection with the acquisition and final assessment of the acquisition date fair values and tax basis of the acquired assets and assumed liabilities, including any uncertain tax positions. See Note 14 for further information regarding income taxes.

  2009 Acquisitions

        Japan Power Brake

        On October 1, 2009, the Company acquired the remaining 51% interest in Japan Power Brake, Inc. ("JPB"), a leading provider of high performance braking solutions for off-highway equipment, primarily in the mining and construction industries in Japan, for a purchase price of approximately $4.2 million. In 2009, in connection with this purchase, a gain of $0.8 million was recognized in Other expense (income), net on the Company's previous 49% interest in JPB. JPB is located in Atsugi, Japan and is under the management direction of the off-highway braking business that is included in the Carlisle Brake and Friction segment. The purchase price included an allocation of $0.9 million to other intangible assets reflecting a non-compete agreement with a useful life of 10 years. The remaining purchase price was allocated to current assets; property, plant and equipment; and current liabilities.

        Electronic Cable Specialists

        On October 1, 2009, the Company acquired 100% of the equity of ECS, a leading provider of electrical and structural products and services for the aviation, medical and industrial markets, for a purchase price of approximately $42.4 million. The acquisition of ECS expanded Carlisle's product and system reach into additional avionics applications and strengthened Carlisle's engineering and design capabilities. The acquisition allowed for reduction of expenses through consolidation of certain sales, general and administrative functions and through in-house production of certain components which were previously purchased by ECS from third parties. Carlisle also expects to achieve increased sales from its existing customer base with the addition of the engineering and design capabilities of ECS. ECS is located in Franklin, WI and is under the management direction of the Interconnect Technologies segment. The purchase price allocation resulted in current assets of $15.1 million; property, plant and equipment of $1.9 million; goodwill of $13.5 million, identified intangible assets of $14.5 million, and non-interest bearing current liabilities of $2.6 million. Of the $14.5 million of acquired intangible assets, $2.6 million

Notes to Consolidated Financial Statements (Continued)

Note 9—Acquisitions (Continued)

was assigned to trade names that are not subject to amortization, $4.5 million was assigned to customer relationships with a determinable useful life of 17 years, and the remaining $7.4 million was assigned to other intangible assets with a weighted average useful life of 14.7 years. The goodwill from this acquisition is deductible for tax purposes.

        Jerrik Incorporated

        On September 18, 2009, the Company acquired the assets of Jerrik, a recognized leader in the design and manufacture of highly engineered military and aerospace filter connections, for approximately $33 million. The acquisition expanded the Company's range of products serving the defense and aerospace markets. The acquisition allowed for reduction of expenses through consolidation of certain sales, general and administrative functions and through in-house production of certain components, which were previously purchased by Jerrik from third parties. Jerrik is located in Tempe, AZ and is under the management direction of the Interconnect Technologies segment. The purchase price allocation resulted in current assets of $7.9 million; property, plant and equipment of $1.8 million; goodwill of $13.7 million, identified intangible assets of $10.8 million, and current liabilities of $1.2 million. Of the $10.8 million of acquired intangible assets, $0.2 million was assigned to trade names with determinable useful life of 2 years, $7.1 million was assigned to customer relationships with a determinable useful life of 18 years, and the remaining $3.5 million was assigned to other intangible assets with a weighted average useful life of 18.1 years. The goodwill from this acquisition is deductible for tax purposes.

  2008 Acquisitions

        Carlyle Incorporated

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

        Dinex International

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

Notes to Consolidated Financial Statements (Continued)

Note 9—Acquisitions (Continued)

        The revenues and earnings for the years ended December 31, 2009 and 2008 of the 2009 and 2008 acquisitions when combined with those of the Company were not materially different than the reported results of each respective prior period.

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

Note 11—Stock-Based Compensation

        2004 Executive Incentive Program

        The Company maintains an Executive Incentive Program (the "Program") for executives and certain other employees of the Company and its operating divisions and subsidiaries. The Program was approved by shareholders on April 20, 2004. The Program allows for awards to eligible employees of stock options, restricted stock, stock appreciation rights, performance shares and units or other awards based on Company common stock. At December 31, 2010, 2,623,154 shares were available for grant under this plan, of which 722,575 were available for the issuance of restricted and performance share awards.

        2005 Nonemployee Director Equity Plan

        The Company also maintains the Nonemployee Director Equity Plan (the "Plan") for members of its Board of Directors, with the same terms and conditions as the Program. At December 31, 2010, 307,043 shares were available for grant under this plan. Members of the Board of Directors that receive stock-based compensation are treated as employees for accounting purposes.

  Stock Option Awards

        Effective 2008, options issued under these plans vest one-third on the first anniversary of grant, one-third on the second anniversary of grant and the remaining one-third on the third anniversary of grant. Prior to 2008, options issued under both of the above plans vested one-third upon grant, one-third on the first anniversary of grant and the remaining one-third on the second anniversary of grant. All options have a maximum term life of 10 years. Shares issued to cover options under the Program and the Plan may be issued from shares held in treasury, from new issuances of shares or a combination of the two. Compensation cost is recognized over the requisite service period, which generally equals the stated

Notes to Consolidated Financial Statements (Continued)

Note 11—Stock-Based Compensation (Continued)

vesting period, unless the stated vesting period exceeds the date upon which an employee reaches retirement eligibility.

        For 2010, 2009 and 2008 share-based compensation expense related to stock options was as follows:

	Years Ended December 31
(in millions, except per share amounts)	2010	2009	2008
Pre-tax compensation expense	$5.3	$7.2	$5.3
After-tax compensation expense	$3.6	$4.5	$3.6
Impact on diluted EPS	$0.06	$0.07	$0.06

        The 2009 compensation expense includes expense related to the early retirement of certain executives of approximately $1.8 million as they are no longer required to render service to the Company to continue to vest in their awards. Unrecognized compensation cost related to stock options of $4.0 million at December 31, 2010 is to be recognized over a weighted average period of 1.7 years.

        Excess income tax benefits related to share-based compensation expense that must be recognized directly in equity are considered financing cash flows. The amount of financing cash flows for these benefits was $1.3 million, $0.1 million and $0.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

        The Company utilizes the Black-Scholes-Merton ("BSM") option-pricing model to determine the fair value of its stock option awards. The BSM relies on certain assumptions to estimate an options fair value. The weighted average assumptions used in the determination of fair value for stock option awards in 2010, 2009, and 2008 are as follows:

	Years Ended December 31
	2010	2009	2008
Expected dividend yield	1.9%	3.2%	1.7%
Expected life in years	5.75	5.64	5.50
Expected volatility	32.7%	36.4%	26.9%
Risk-free interest rate	2.7%	2.0%	2.7%
Weighted average fair value	$9.70	$4.99	$7.99

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

Notes to Consolidated Financial Statements (Continued)

Note 11—Stock-Based Compensation (Continued)

        Stock option activity under the Company's stock-option awards for 2010, 2009 and 2008 was as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2007	2,055,268	$34.18
Options granted	794,890	33.25
Options exercised	—	—
Options cancelled	(36,155)	34.65

Outstanding at December 31, 2008	2,814,003	$33.91
Options granted	1,602,895	19.60
Options exercised	(75,718)	18.42
Option expired	(20,000)	22.78
Options forfeited	(165,610)	24.78

Outstanding at December 31, 2009	4,155,570	$29.09
Options granted	610,020	34.05
Options exercised	(325,883)	24.68
Options forfeited	(204,304)	24.32

Outstanding at December 31, 2010	4,235,403	$30.38

        The total intrinsic value of options exercised during the years ended December 31, 2010 and 2009 was approximately $4.4 million and $1.1 million, respectively. The weighted average contractual term of options outstanding at December 31, 2010 and 2009 was 6.89 and 7.42 years, respectively.

        At December 31, 2010, 2009 and 2008, 2,480,302, 2,182,137 and 1,812,935 options were exercisable, with a weighted average exercise price of $33.24, $34.70 and $32.96, respectively. The weighted average contractual term of options exercisable at December 31, 2010 and 2009 was 5.84 and 6.05 years, respectively.

        The aggregate intrinsic value of options outstanding and exercisable at December 31, 2010 and 2009 was $17.7 million and $5.0 million, respectively. The total fair value of options vested during the year ended December 31, 2010, 2009 and 2008 was $3.0 million, $5.2 million and $4.0 million, respectively.

  Restricted Stock Awards

        Restricted stock awarded under the Program is generally released to the recipient after a period of three years; however, 56,700 shares awarded to executive management in February 2008 vest ratably over five years. The number and weighted average grant-date fair value of restricted shares issued in each of the last three years was as follows: in 2010 101,785 awards were granted at a fair value of $34.21; in 2009, 275,005 awards were granted at a weighted average fair value of $18.57; and in 2008, 247,805 awards were granted at a weighted average fair value of $33.23. Compensation expense related to restricted stock awards of $5.6 million, $6.0 million and $6.7 million were recognized for the years ended December 31, 2010, 2009 and 2008, respectively. Unrecognized compensation cost related to restricted stock awards of $4.9 million at December 31, 2010 is to be recognized over a weighted average period of 1.3 years.

Notes to Consolidated Financial Statements (Continued)

Note 11—Stock-Based Compensation (Continued)

        The following represents activity related to restricted stock for the years ended December 31, 2010 and 2009:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2008	473,950	$37.06
Shares granted	275,005	18.57
Shares vested	(95,410)	36.92
Shares forfeited	(27,975)	34.50

Outstanding at December 31, 2009	625,570	$29.07

Shares granted	101,785	34.21
Shares vested	(94,790)	40.87
Shares forfeited	(7,925)	30.59

Outstanding at December 31, 2010	624,640	$28.10

  Performance Share Awards

        The Company initially granted 101,785 performance share awards in 2010. The performance shares vest based on the employee rendering three years of service to the Company, and the attainment of a market condition over the performance period, which is based on the Company's relative total shareholder return versus the S&P Midcap 400 Index® over a pre-determined time period as determined by the Compensation Committee of the Board of Directors. The grant date fair value of the 2010 performance shares of $50.36 was estimated using a Monte-Carlo simulation approach based on a three year measurement period. Such approach entails the use of assumptions regarding the future performance of the Company's stock and those of the peer group of companies. Those assumptions include expected volatility, risk-free interest rates, correlation coefficients and dividend reinvestment. Dividends accrue on the performance shares during the performance period and are to be paid in cash based upon the number of awards ultimately earned.

        The Company expenses the compensation cost associated with the performance awards on a straight-line basis over the vesting period of three years. In 2010, the Company recognized approximately $1.6 million of compensation cost related to the performance share awards. During 2010, 730 performance share awards were forfeited and accordingly at December 31, 2010, 101,055 remain unvested. Unrecognized compensation cost related to the performance share awards was approximately $3.5 million at December 31, 2010 and will be recognized in current income in equal installments over the next two years. For purposes of determining diluted earnings per share, the performance share awards are considered contingently issuable shares and are included in diluted earnings per share based upon the number of shares that would have been awarded had the conditions at the end of the reporting period continued until the end of the performance period. See Note 15 for further information regarding earnings per share computations.

Notes to Consolidated Financial Statements (Continued)

Note 12—Accumulated Other Comprehensive Income (Loss)

        Other comprehensive income (loss) is derived from adjustments to reflect the accrued post-retirement benefit liability, foreign currency translation adjustments, and unrealized gains (losses) on hedging activities. The components of Other comprehensive (loss) income are as follows:

In millions	Pre-Tax Amount	Tax Expense (Benefit)	After-Tax Amount
Year Ended December 31, 2008
Change in accrued post-retirement benefit liability, net of tax	$(60.7)	$(22.8)	$(37.9)
Change in foreign currency translation	(13.9)	—	(13.9)
Gain on hedging activities	3.6	1.3	2.3

Accumulated Other comprehensive (loss) income	$(71.0)	$(21.5)	$(49.5)

Year Ended December 31, 2009
Accrued post-retirement benefit liability, net of tax	$(3.9)	$(1.3)	$(2.6)
Foreign currency translation	7.8	—	7.8
Loss on hedging activities	(0.6)	(0.2)	(0.4)

Accumulated Other comprehensive (loss) income	$3.3	$(1.5)	$4.8

Year Ended December 31, 2010
Accrued post-retirement benefit liability, net of tax	$4.6	$1.7	$2.9
Foreign currency translation	(5.9)	—	(5.9)
Loss on hedging activities	(0.6)	(0.2)	(0.4)

Accumulated Other comprehensive (loss) income	$(1.9)	$1.5	$(3.4)

        The accumulated balances for each classification of comprehensive income (loss) are as follows:

In millions	Accrued Post-Retirement Benefit Liability	Foreign Currency Items	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2008	$(46.6)	$4.4	$2.7	$(39.5)
Net current period change	(3.2)	7.8	—	4.6
Reclassification adjustment for realized (gains) losses included in net income	0.6	—	(0.4)	0.2

Balance at December 31, 2009	(49.2)	12.2	2.3	(34.7)
Net current period change	1.3	0.1	—	1.4
Reclassification adjustment for realized (gains) losses included in net income	1.5	(6.0)	(0.3)	(4.8)

Balance at December 31, 2010	$(46.4)	$6.3	$2.0	$(38.1)

        Loss on hedging activities, net of tax for the years ended December 31, 2010 and 2009 represented the amortization of a $5.6 million ($3.5 million, net of tax) loss resulting from the termination of treasury lock contracts on August 15, 2006. At December 31, 2010, the Company had a remaining unamortized loss of $3.2 million ($2.0 million, net of tax) which is reflected in Accumulated other comprehensive loss on the Company's Consolidated Balance Sheets.

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

        Included in Accumulated other comprehensive income, net of tax at December 31, 2010, are the following amounts that have not yet been recognized in net periodic pension costs: unrecognized prior service cost of $0.3 million ($0.2 million, net of tax) and unrecognized actuarial losses of $73.5 million ($45.4 million, net of tax). The prior service cost and actuarial loss included in Accumulated other comprehensive income and expected to be recognized in net periodic pension costs during the year ended December 31, 2011, are $0.1 million credit ($0.1 million credit, net of tax) and $4.5 million ($2.8 million, net of tax) respectively.

        The reconciliation of the beginning and ending balances of the projected pension benefit obligation, the fair value of the plan assets and the ending accumulated benefit obligation are as follows:

In millions	2010	2009
Funded status
Projected benefit obligation
Beginning of year	$172.4	$161.5
Change in benefit obligation:
Service cost	5.4	5.0
Interest cost	9.5	10.5
Actuarial gain	4.7	12.5
Curtailment gain	—	(0.1)
Benefits paid	(12.3)	(17.0)
Assumed obligation from Hawk acquisition	34.5	—

End of year	214.2	172.4

Fair value of plan assets
Beginning of year	157.2	101.2
Change in plan assets:
Actual return on plan assets	20.2	20.0
Company contributions	5.0	53.0
Benefits paid	(12.3)	(17.0)
Assumed assets from Hawk acquisition	32.3	—

End of year	202.4	157.2

(Unfunded) funded status end of year	$(11.8)	$(15.2)

Accumulated benefit obligation at end of year	$(210.0)	$(166.4)

        The accumulated benefit obligation differs from the projected pension benefit obligation in that it includes no assumption about future compensation levels. Approximately $15.0 million of the unfunded status as of December 31, 2010 relates to the Company's executive supplemental and director defined

Notes to Consolidated Financial Statements (Continued)

Note 13—Retirement Plans (Continued)

benefit pension plans. The executive supplemental has no plan assets. The company is not required to fund the obligation.

        The fair value of the plans' assets at December 31, 2010 and 2009 by asset category are as follows:

	Fair Value Measurements at December 31, 2010
Asset Category (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash	$3.9	$—	$—	$3.9
Equity securities:
US company(1)	9.0	—	—	9.0
Mutual funds
Equity mutual funds(2)	26.7	13.2	—	39.9
Fixed income mutual funds(3)	147.2	2.4	—	149.6

Total	$186.8	$15.6	$—	$202.4

	Fair Value Measurements at December 31, 2009
Asset Category (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity securities:
US company(1)	$7.7	$—	$—	$7.7
Mutual funds:
Fixed income mutual funds(3)	136.8	—	—	136.8
Other:
Hedge fund(4)	—	—	12.7	12.7

Total	$144.5	$—	$12.7	$157.2

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

Notes to Consolidated Financial Statements (Continued)

Note 13—Retirement Plans (Continued)

        The fair value of the Hawk plan assets at December 1, 2010 by asset category are as follows:

	Fair Value Measurements at December 1, 2010
Asset Category (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash	$0.50	$—	$—	$0.50
Mutual funds:
Equity mutual funds(1)	15.5	12.8	—	28.3
Fixed income mutual funds(2)	1.0	2.4	—	3.4

Total	$17.0	$15.2	$—	$32.2

(1)
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

        The changes in the fair value of assets that use significant unobservable inputs for measurement (Level 3) are as follows:

In millions	Hedge Fund
Beginning balance at December 31, 2009	$12.3
Actual return on plan assets:
Relating to assets still held at the reporting date	0.4

Ending balance at December 31, 2009	12.7
Purchases, sales and settlements	(12.7)

Ending balance at December 31, 2010	$—

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

Notes to Consolidated Financial Statements (Continued)

Note 13—Retirement Plans (Continued)

        The net asset (liability) consists of the following amounts recorded on the Company's balance sheet at December 31, 2010 and 2009:

In millions	2010	2009
Noncurrent assets	$4.3	$—
Current liabilities	(1.1)	(1.1)
Noncurrent liabilities	(15.0)	(14.1)

Asset (liability) at end of year	$(11.8)	$(15.2)

        No minimum contributions to the Company's pension plan are required in 2011.

        Components of net periodic benefit cost for the years ended December 31 are as follows:

In millions	2010	2009	2008
Service cost	$5.4	$5.0	$5.0
Interest cost	9.5	10.5	9.8
Expected return on plan assets	(12.8)	(12.3)	(12.6)
Curtailment gain	—	0.1	—
Amortization of unrecognized net loss	2.6	1.2	0.6
Amortization of unrecognized prior service cost	(0.1)	(0.1)	(0.1)

Net periodic benefit cost	$4.6	$4.4	$2.7

        Weighted-average assumptions for benefit obligations at December 31 are as follows:

	2010	2009
Discount rate	5.17%	5.68%
Rate of compensation increase	4.29%	4.29%
Expected long-term return on plan assets	7.00%	7.00%

        The Company bases its discount rate assumptions on a yield curve which provides better matching of the expected future retirement plan cash flows with projected yields.

        Weighted-average assumptions for net periodic benefit cost for the years ended December 31 are outlined below:

	2010	2009	2008
Discount rate	5.68%	5.68%	6.35%
Rate of compensation increase	4.29%	4.29%	4.29%
Expected long-term return on plan assets	7.00%	7.00%	8.50%

        The Company considers several factors in determining the long-term rate of return for plan assets. Current market factors such as inflation and interest rates are evaluated and consideration is given to the diversification and rebalancing of the portfolio. The Company also looks to peer data and historical returns for reasonability and appropriateness.

Notes to Consolidated Financial Statements (Continued)

Note 13—Retirement Plans (Continued)

Post-retirement Welfare Plans

        The Company also has a limited number of unfunded post-retirement welfare programs. The Company's liability for post-retirement medical benefits is limited to a maximum obligation; therefore, the Company's liability is not materially affected by an assumed health care cost trend rate.

        Included in Accumulated other comprehensive income, net of tax at December 31, 2010, is the following amount that has not yet been recognized in net periodic retiree medical costs: unrecognized prior service credit of $0.1 million ($0.1 million, net of tax).

        The reconciliation of the beginning and ending balances of the projected post-retirement benefit obligation is as follows:

In millions	2010	2009	2008
Benefit obligation at beginning of year	$3.4	$2.5	$2.6
Interest cost	0.2	0.2	0.2
Plan Amendments	—	0.6	—
Participant contributions	—	—	—
Actuarial loss	0.6	0.2	—
Benefits paid	(0.3)	(0.1)	(0.3)

Benefit obligation at end of year	$3.9	$3.4	$2.5

        The Company's 2010 disclosures for its post-retirement medical benefit programs are determined based on a December 31 measurement date. The net liability consists of the following amounts recorded on the Company's balance sheet at December 31, 2010 and 2009:

In millions	2010	2009
Current liabilities	$(0.3)	$(0.3)
Noncurrent liabilities	(3.6)	(3.1)

Liability at end of year	$(3.9)	$(3.4)

        Company contributions in 2011 are expected to approximate 2010 contributions of $0.3 million.

        The Company's post-retirement medical benefit obligations were determined using a weighted-average assumed discount rate of 5.17% and 5.62% at December 31, 2010 and 2009, respectively. The Company bases its discount rate assumptions on a yield curve which provides better matching of the expected future retirement plan cash flows with projected yields. The Company also utilized a weighted-average health care cost trend rate in determining the post-retirement medical benefit obligation. For the 2010 valuation, the assumed health care cost trend rate was an initial rate of 8.00% trending to an ultimate rate of 5.00% by 2017.

Notes to Consolidated Financial Statements (Continued)

Note 13—Retirement Plans (Continued)

        Components of net periodic post-retirement benefit costs for the years ended December 31 are as follows:

In millions	2010	2009	2008
Interest cost	$0.2	$0.2	0.2
Amortization of unrecognized loss	—	—	0.1
Amortization of prior service cost	0.1	0.1	—
Amortization of unrecognized net obligation	0.1	0.2	—

Net periodic benefit cost	$0.4	$0.5	$0.3

        The Company's post-retirement medical benefit cost for 2010, 2009 and 2008 was determined using a weighted-average assumed discount rate of 5.62%, 6.73%, and 6.35%, respectively.

        The following is a summary of estimated future benefits to be paid for the Company's defined benefit pension plan and post-retirement medical plan at December 31, 2010. Benefit payments are estimated based on the same assumptions used in the valuation of the projected benefit obligation:

In millions Year	Defined Benefit Retirement Plan	Post-Retirement Medical Plan
2011	16.7	0.3
2012	16.7	0.3
2013	17.0	0.3
2014	16.8	0.3
2015	16.8	0.3
2016 - 2020	83.7	1.3

Defined Contribution and ESOP Plan

        Additionally, the Company maintains defined contribution plans covering a significant portion of its employees. Expenses for the plans were approximately $9.5 million in 2010, $8.8 million in 2009 and $10.2 million in 2008. The Company also sponsors an employee stock ownership plan ("ESOP") as part of one of its existing savings plans. Costs for the ESOP are included in the previously stated expenses. The ESOP is available to eligible domestic employees and includes a match of contributions made by plan participants to the savings plan up to a maximum of 4.00% of a participant's eligible compensation, equally divided between cash and the Company's common stock for non-union employees. Union employees' match may vary and is based on negotiated union agreements. Participants are not allowed to direct their contributions to the savings plan to an investment in the Company's common stock. A breakdown of shares held by the ESOP at December 31 is as follows:

In millions	2010	2009	2008
Shares held by the ESOP	2.0	2.4	2.5

Notes to Consolidated Financial Statements (Continued)

Note 14—Income Taxes

        The provision for income taxes from continuing operations is as follows:

In millions	2010	2009	2008
Current expense
Federal	$45.1	$34.2	$41.3
State, local and other	3.4	7.6	9.8

	48.5	41.8	51.1

Deferred expense (benefit)
Federal	8.8	5.0	(15.2)
State, local and other	(0.1)	0.8	(2.3)

	8.7	5.8	(17.5)

Total provision	$57.2	$47.6	$33.6

        Deferred tax assets (liabilities) are comprised of the following at December 31:

In millions	2010	2009
Extended warranty	$25.2	$24.0
Inventory reserves	6.3	2.9
Doubtful receivables	3.8	4.5
Employee benefits	29.6	27.6
Deferred state tax attributes	6.8	6.4
Other, net	2.0	2.9

Gross deferred assets	73.7	68.3

Depreciation	(70.8)	(55.6)
Amortization	(117.7)	(57.8)

Gross deferred liabilities	(188.5)	(113.4)

Net deferred tax liabilities	$(114.8)	$(45.1)

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

Notes to Consolidated Financial Statements (Continued)

Note 14—Income Taxes (Continued)

        A reconciliation of taxes from continuing operations computed at the statutory rate to the tax provision is as follows:

In millions	2010	2009	2008
Federal income taxes at statutory rate on income from continuing operations	$65.7	$70.7	$43.9
Benefit for manufacturing deduction	(4.7)	(2.6)	(2.8)
State and local taxes, net of federal income tax benefit	4.0	4.3	1.5
Rate difference on foreign earnings	(3.1)	(4.1)	(9.4)
State tax planning	(1.9)	—	—
Unrepatriated foreign earnings	—	(19.6)	—
Other, net	(2.8)	(1.1)	0.4

	$57.2	$47.6	$33.6

Effective income tax rate on continuing operations	30.5%	23.5%	26.8%

        Cash payments for income taxes, net of refunds, were $74.3 million, $14.8 million and $68.3 million in 2010, 2009 and 2008, respectively.

        The Company's income before tax from U.S. and non-U.S. operations amounted to $179.5 million and $24.7 million, respectively, for the year ended December 31, 2010, $168.0 million and $17.5 million for 2009, and $88.3 million and $0.9 million for 2008. Income from Continuing operations before tax from U.S. and non-U.S. operations amounted to $168.6 million and $19.2 million respectively, for year ended December 31, 2010, $186.5 million and $16.4 million for 2009, and $84.2 million and $41.2 million for 2008. The Company has not provided U.S. tax on cumulative undistributed earnings of non-U.S. subsidiaries where such earnings are considered indefinitely reinvested. The Company has identified appropriate long term uses for these earnings outside the United States. Below is a chart of un-repatriated earnings for the most current three years.

In millions	2010	2009	2008
Indefinitely reinvested	$281.8	$226.3	$145.9
Not indefinitely reinvested	—	—	56.9

Total	$281.8	$226.3	$202.8

        At December 31, 2010, the Company had foreign operating loss carry forwards in Denmark, The United Kingdom and The Netherlands which were not material. A net deferred tax benefit has not been recognized with respect to these losses.

        The total gross liability for uncertain tax positions at December 31, 2010, was $15.4 million. The Company classifies and reports interest and penalties associated with uncertain tax positions as Income tax expense on the Consolidated Statements of Earnings and Comprehensive Income, and as Other long-term liabilities on the Consolidated Balance Sheets. The total amount of interest and penalties accrued at December 31, 2010 was $2.4 million. Approximately $8.5 million of the balance accrued for uncertain tax

Notes to Consolidated Financial Statements (Continued)

Note 14—Income Taxes (Continued)

positions at December 31, 2010, if recognized, would affect the Company's effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

In millions	2010	2009
Balance at January 1	$17.8	$18.6
Additions based on tax positions related to current year	3.8	4.9
Additions for Purchase Accounting	0.7	—
Reductions for tax positions of prior years	(4.0)	(2.9)
Statute of limitations	(2.7)	(2.8)
Settlements	(0.2)	—

Balance at December 31	$15.4	$17.8

        The Company is subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. The Company has concluded all U.S federal income tax examinations for years through 2009. The Company is currently working with the IRS to complete its compliance assurance audit for tax year 2010. It is expected these matters will be resolved before the 2010 return is completed and filed. Substantially all material state and foreign tax matters have been concluded for tax years through 2005. Within the next twelve months state and foreign audits may conclude and affect the amount of unrecognized tax benefits. The amount of the change in unrecognized tax benefits that may result from audits within the next twelve months is not known.

Note 15—Earnings Per Share

        On January 1, 2009, the Company adopted the accounting provisions related to determining whether instruments granted in stock-based compensation transactions are participating securities. The Company's unvested restricted shares and restricted stock units contain nonforfeitable rights to dividends and, therefore, are considered participating securities for purposes of computing earnings per share pursuant to the two-class method. The computation below of earnings per share excludes the income attributable to the unvested restricted shares and restricted stock units from the numerator and excludes the dilutive impact of those underlying shares from the denominator. Stock options are included in the calculation of diluted earnings per share utilizing the treasury stock method and performance share awards are included in the calculation of diluted earnings per share using the contingently issuable method. Neither are considered to be participating securities as they do not contain non-forfeitable dividend rights.

Notes to Consolidated Financial Statements (Continued)

Note 15—Earnings Per Share (Continued)

        The following reflects the Income from continuing operations and share data used in the basic and diluted earnings per share computations using the two-class method:

In millions, except share and per share amounts	2010	2009	2008
Numerator:
Income from continuing operations	$130.6	$155.3	$91.8
Less: dividends declared—common stock outstanding, unvested restricted shares and restricted share units	(40.6)	(38.6)	(36.6)

Undistributed earnings	90.0	116.7	55.2
Percent allocated to common shareholders(1)	98.9%	98.9%	99.2%

	89.0	115.4	54.8
Add: dividends declared—common stock	40.2	38.2	36.3

Numerator for basic and diluted EPS	$129.2	$153.6	$91.1

Denominator (in thousands):
Denominator for basic EPS: weighted-average common shares outstanding	60,901	60,601	60,541
Effect of dilutive securities:
Performance awards	92	—	—
Stock options	599	633	307

Denominator for diluted EPS: adjusted weighted average common shares outstanding and assumed conversion	61,592	61,234	60,848

Per share income from continuing operations:
Basic	$2.12	$2.53	$1.50

Diluted	$2.10	$2.51	$1.50

(1) Basic weighted-average common shares outstanding	60,901	60,601	60,541
Basic weighted-average common shares outstanding, unvested restricted shares expected to vest and restricted share units	61,578	61,269	61,032

Percent allocated to common shareholders	98.9%	98.9%	99.2%

        To calculate earnings per share for the Income (loss) from discontinued operations and for Net income, the denominator for both basic and diluted earnings per share is the same as used in the above table. The Income (loss) from discontinued operations and the Net income were as follows:

In millions	2010	2009	2008
Income (loss) from discontinued operations attributable to common shareholders for basic and diluted earnings per share	$14.8	$(10.6)	$(35.8)
Net income attributable to common shareholders for basic and diluted earnings per share	$144.0	$143.0	$55.3

        Stock options to purchase approximately 715,000 shares in 2010, 2,454,760 shares in 2009 and 2,313,335 shares in 2008 were excluded from the calculation of diluted earnings per share as such options had exercise prices in excess of the weighted-average market price of the Company's common stock during these periods.

Notes to Consolidated Financial Statements (Continued)

Note 16—Other Long-Term Liabilities

        The components of other long-term liabilities are as follows:

In millions	December 31, 2010	December 31, 2009
Deferred taxes and other tax liabilities	$179.4	$103.2
Pension and other post-retirement obligations	18.3	16.8
Deferred compensation	3.2	—
Other	3.8	5.1

Other long-term liabilities	$204.7	$125.1

        The increase in other long-term liabilities from December 31, 2009 to December 31, 2010 was primarily the result of those acquired in the Hawk acquisition.

Note 17—Commitments and Contingencies

Leases

        The Company currently leases a portion of its manufacturing facilities, distribution centers and equipment, some of which include scheduled rent increases stated in the lease agreement generally expressed as a stated percentage increase of the minimum lease payment over the lease term. The Company currently has no leases that require rent to be paid based on contingent events nor has it received any lease incentive payments. Rent expense was $21.4 million, $20.6 million and $21.9 million in 2010, 2009 and 2008, respectively, inclusive of rent based on scheduled rent increases and rent holidays recognized on a straight-line basis. Future minimum payments under its various noncancelable operating leases in each of the next five years are approximately $20.3 million in 2011, $16.4 million in 2012, $11.9 million in 2013, $9.2 million in 2014, $7.7 million in 2015 and $35.5 million thereafter.

Purchase Obligations

        Although the Company has entered into long-term purchase agreements for certain key raw materials, there were no such contracts with a term exceeding one year in place at December 31, 2010.

Product Warranties

        The Company offers various warranty programs on its products, primarily installed roofing systems, braking products, aerospace cables and assemblies, and foodservice equipment. The change in the Company's aggregate product warranty liabilities, including accrued costs and loss reserves associated with extended product warranties for the period ended December 31 is as follows:

In millions	2010	2009
Beginning reserve	$22.0	$19.5
Liabilities transferred in disposition	(0.6)	—
Current year provision	16.5	18.5
Current year claims	(17.1)	(16.0)

Ending reserve	$20.8	$22.0

        The Company also offers separately priced extended warranty contracts on sales of certain products, the most significant being those offered on its installed roofing systems within the Construction Materials

Notes to Consolidated Financial Statements (Continued)

Note 17—Commitments and Contingencies (Continued)

segment. Deferred revenue related to the Company's installed roofing systems was approximately $135.9 million and $128.2 million at December 31, 2010 and 2009, respectively, of which approximately $120.6 million and $113.2 million was classified as long-term in the Consolidated Balance Sheet, respectively. The amount of extended product warranty revenues recognized was $16.5 million for the year ended December 31, 2010 and $16.2 million for the year ended December 31, 2009.

Workers' Compensation, General Liability and Property Claims

        The Company self-insured for workers' compensation, medical and dental, general liability and property claims up to applicable retention limits. Retention limits are $1.0 million per occurrence for general liability, $0.5 million per occurrence for workers' compensation, $0.1 million per occurrence for property and up to $0.5 million for medical claims. The Company is insured for losses in excess of these limits.

        The Company has accrued approximately $21.3 million and $20.7 million related to workers' compensation claims at December 31, 2010 and 2009, respectively. The amounts recognized are presented in Accrued expenses in the Consolidated Balance Sheet. The liability related to workers' compensation claims, both those reported to the Company and those incurred but not yet reported, is estimated based on actuarial estimates and loss development factors and the Company's historical loss experience.

Litigation

        The Company received written correspondence from the U. S. Immigration and Customs Enforcement Office of Investigations ("ICE") dated March 11, 2010 indicating that it initiated an investigation relating to the classification of certain rubber tires imported by its tire and wheel operation within the Carlisle Transportation Products segment since 2004. The Company responded to ICE's inquiry and, on August 19, 2010, ICE informed the Company that it had terminated its investigation. The Company continues to work separately with U. S. Customs and Border Protection to properly classify its products.

        At this time, the Company cannot predict or determine the amount of additional duties and/or civil fines or penalties, if any, owed as a result of this classification effort. In the opinion of management, the ultimate outcome of such actions will not have a material adverse effect on the consolidated financial position of the Company.

        Over the years, the Company has been named as a defendant, along with numerous other defendants, in lawsuits in various state courts in which plaintiffs have alleged injury due to exposure to asbestos-containing brakes, which Carlisle manufactured in limited amounts between the late-1940's and the mid-1980's. In addition to compensatory awards, these lawsuits may also seek punitive damages.

        Other than the matter described below, to date, the Company has obtained dismissals or settlements of its asbestos-related lawsuits with no material effect on its financial condition, results of operations or cash flows. The Company maintains insurance coverage that applies to a portion of certain of the Company's defense costs and payments of settlements or judgments in connection with asbestos-related lawsuits.

        On December 22, 2010, the Company settled a case involving alleged asbestos-related injury. The total amount of the award and related loss, inclusive of expected insurance recoveries, was approximately $5.9 million, which was recorded in discontinued operations in the fourth quarter of 2010, as the related

Notes to Consolidated Financial Statements (Continued)

Note 17—Commitments and Contingencies (Continued)

alleged asbestos-containing product was manufactured by the Company's former on-highway brake business.

        Based on an ongoing evaluation, including the above matter, the Company believes that the resolution of its remaining pending asbestos claims will not have a material impact on the Company's financial condition, results of operations, or cash flows, although these matters could result in the Company being subject to monetary damages, costs or expenses, and charges against earnings in particular periods.

        From time-to-time the Company may be involved in various other legal actions arising in the normal course of business. In the opinion of management, the ultimate outcome of such actions will not have a material adverse effect on the consolidated financial position of the Company, but may have a material impact on the Company's results of operations for a particular period. There were no material legal expenses recognized during the year ended December 31, 2010.

Environmental Matters

        The Company is subject to increasingly stringent environmental laws and regulations, including those relating to air emissions, wastewater discharges, chemical and hazardous waste management and disposal. Some of these environmental laws hold owners or operators of land or businesses liable for their own and for previous owners' or operators' releases of hazardous or toxic substances or wastes. Other environmental laws and regulations require the obtainment and compliance with environmental permits. To date, costs of complying with environmental, health and safety requirements have not been material. The nature of the Company's operations and its long history of industrial activities at certain of its current or former facilities, as well as those acquired could potentially result in material environmental liabilities.

        While the Company must comply with existing and pending climate change legislation, regulation, international treaties or accords, current laws and regulations do not have a material impact on its business, capital expenditures or financial position. Future events, including those relating to climate change or greenhouse gas regulation could require the Company to incur expenses related to the modification or curtailment of operations, installation of pollution control equipment, or investigation and cleanup of contaminated sites.

Note 18—Exit and Disposal Activities

        The following table represents the effects of exit and disposal activities not related to discontinued operations on the Company's Consolidated Statements of Earnings for the years ended December 31:

In millions	2010	2009	2008
Cost of goods sold	$13.0	$10.9	$2.0
Selling and administrative expenses	0.9	1.7	1.1
Research and development expenses	0.3	—	—
Other (income) expense, net	—	16.2	18.9

Total exit and disposal costs	$14.2	$28.8	$22.0

Notes to Consolidated Financial Statements (Continued)

Note 18—Exit and Disposal Activities (Continued)

        Exit and disposal activities by type of charge for the years ended December 31 were as follows:

In millions	2010	2009	2008
Termination benefits	$3.7	$5.5	$0.4
Contract termination costs	—	1.0	0.7
Asset writedowns	—	17.7	20.3
Other associated costs	10.5	4.6	0.6

Total exit and disposal costs	$14.2	$28.8	$22.0

        Exit and disposal accrual activities for the years ended December 31, 2010 and 2009 were as follows:

In millions	Termination Benefits	Contract termination costs	Asset Write-downs	Other associated costs	Total
Balance at December 31, 2008	$0.2	$0.7	$—	$0.4	$1.3
2009 charges	5.5	1.0	17.7	4.6	28.8
2009 usage	(2.2)	(1.5)	(17.7)	(2.8)	(24.2)

Balance at December 31, 2009	3.5	0.2	—	2.2	5.9

2010 charges	3.7	—	—	10.5	14.2
2010 usage	(4.1)	(0.2)	—	(11.6)	(15.9)

Balance at December 31, 2010	$3.1	$—	$—	$1.1	$4.2

        Exit and disposal activities by segment were as follows:

In millions	2010	2009	2008
Total by segment
Carlisle Construction Materials	$—	$—	$5.9
Carlisle Transportation Products	10.7	22.1	13.9
Carlisle Brake & Friction	2.4	2.3	—
Carlisle Interconnect Technologies	1.1	3.7	—
Carlisle FoodService Products	—	—	2.2

Total segment costs	14.2	28.1	22.0
Corporate restructuring	—	0.7	—

Total exit and disposal costs	$14.2	$28.8	$22.0

        Carlisle Construction Materials—In the fourth quarter 2008, the Company consolidated its insulation manufacturing operations in Anderson, SC and Marlin, TX into existing facilities and closed these locations. $5.9 million of costs related to this closure were incurred in 2008. The 2008 costs included the write-down of buildings and manufacturing equipment of $4.3 million, working capital write-downs of $0.9 million, employee severance costs of $0.2 million, and moving, relocation and other expenses of $0.5 million. As of December 31, 2010, there were no liabilities for unpaid exit and disposal costs.

Notes to Consolidated Financial Statements (Continued)

Note 18—Exit and Disposal Activities (Continued)

        Carlisle Transportation Products—Starting in the fourth quarter of 2008, the Company has undertaken several consolidation projects within the Transportation Products segment in efforts to reduce costs and streamline its operations. Descriptions of these projects are set forth below:

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

  •
  In the third quarter of 2009, the Company announced plans to consolidate its tire manufacturing operations in Heflin, AL, Carlisle, PA, and portions of Buji, China into a new facility in Jackson, TN purchased in the third quarter of 2009. The consolidation of tire manufacturing operations into Jackson, TN is expected to be completed by March 2011.

  •
  Also, in the fourth quarter of 2009, the Company combined its power transmission belt business into its tire and wheel business. Prior to the fourth quarter of 2009, the power transmission belt business had placed in Discontinued Operations in April 2008. The consolidation of its operations was completed during 2010.

        The Company expects the total cost of these consolidation projects will be approximately $35.6 million, of which $33.6 million has been incurred through December 31, 2010, and $2.0 million is expected to be incurred in 2011. Amounts expected to be incurred in 2011 relate primarily to employee termination and other costs associated with the relocation of employees and equipment.

        During 2010, the Company recorded $10.7 million of expense primarily related to the tire manufacturing consolidation in Jackson, TN consisting of $8.0 million of costs to relocate equipment and employees and $2.7 million in employee termination costs. Included in Accrued expenses at December 31, 2010 was $4.0 million related to unpaid severance, moving and relocation and other costs for the Jackson, TN project.

        During 2009, the Company recorded $22.1 million of expense, including $12.3 million in fixed asset charges, $5.1 million of other costs consisting primarily of contract termination and relocation expenses, and $4.7 million in employee termination costs related to the consolidations of its distribution centers, plant consolidations in Ontario, CA, Meizhou, China and Jackson, TN and integration of the power transmission business into the tire and wheel business.

        During 2008, the Company recorded $13.9 million of expense, primarily consisting of $13.1 million in fixed-asset impairment charges on its power transmission belt business in connection with the decision to move this operation into Discontinued Operations. Refer to Note 20 for further information on these charges. Also in 2008, costs of $0.8 million were incurred relating to the termination of employees and facilities leases on the some of the tire and wheel distribution centers that were consolidated in 2008.

Notes to Consolidated Financial Statements (Continued)

Note 18—Exit and Disposal Activities (Continued)

        Carlisle Brake & Friction—In the fourth quarter of 2009, within its off-highway braking business, the Company announced plans to close its friction product manufacturing facility in Logansport, IN and to consolidate operations into its locations in Hangzhou, China and Bloomington, IN. This consolidation was completed in the fourth quarter of 2010. The total cost of this consolidation project was $4.7 million. Costs incurred in 2010 related to this consolidation were $2.4 million and reflected $0.3 million in employee and $2.1 million of other costs to transfer equipment and relocate employees. Total costs incurred in 2009 related to this consolidation were $2.3 million consisting of fixed asset impairment charges and write-down of inventory. As of December 31, 2010, a $0.2 million liability exists for unpaid exit and disposal costs related to the consolidation of the Logansport, IN facility.

        Carlisle Interconnect Technologies—The Company undertook two consolidation projects within the Interconnect Technologies segment in efforts to reduce costs and streamline operations. Descriptions of these projects are set forth below:

  •
  In the second quarter of 2009, the Company began the consolidation of its Kent, WA facility into its Tukwila, WA facility and this consolidation was completed in the third quarter of 2009.

  •
  In the fourth quarter of 2009, the Company announced that it would consolidate its Vancouver, WA facility into its facilities in Long Beach, CA and Yichang, China and close its Vancouver facility. This consolidation was completed during the third quarter 2010.

        Total costs incurred in 2010 related to these consolidations were $1.1 million reflecting employee termination benefits and other disposal costs. Total costs incurred in 2009 related to these consolidations were $3.7 million and reflected $0.6 million in employee and contract termination and other disposal costs, $2.1 million of fixed asset impairment charges and $1.0 million of inventory write-downs. As of December 31, 2010, no liability exists for unpaid exit and disposal costs related to these consolidations.

        Carlisle FoodService Products—In 2008, the Company began the consolidation of its Georgia and Wisconsin janitorial/sanitation manufacturing facilities into one facility in Sparta, WI. Exit and disposal costs of $2.2 million incurred in 2008 included the write-down of certain property, plant and equipment of $1.5 million, inventory write-downs of $0.5 million and employee termination costs of $0.2 million. This consolidation was completed in the second quarter of 2009 with no material consolidation costs incurred during 2009. As of December 31, 2010, there were no liabilities for unpaid exit and disposal costs connected with this consolidation.

Note 19—Discontinued Operations and Assets Held for Sale

        On October 4, 2010, as part of its commitment to concentrate on its core businesses, the Company sold its specialty trailer business for cash proceeds of $35 million. The final purchase price is subject to a working capital adjustment and the potential to receive an additional $5 million in proceeds based on future earnings. The Company recorded a pre-tax gain on sale of $6.3 million in the fourth quarter of 2010. Additional gains or losses on sale may be recorded in future periods based upon proceeds received from the Company's share of any future earnings and the result of the final working capital adjustment.

        On February 2, 2010, the Company sold all of the interest in its refrigerated truck bodies business for $20.3 million. In July, 2010, additional proceeds of $0.3 million were received representing a working capital adjustment. Including the working capital adjustment, the sale resulted in a pre-tax gain of $1.9 million, which is reported in discontinued operations. The final purchase price is subject to certain indemnifications made to the buyer, which could reduce the gain in subsequent periods. The Company does not believe any such adjustments will result in a material change to the purchase price.

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

        The results of operations for these businesses, and any gains or losses recognized from their sale or exit, are reported as discontinued operations.

        Total assets held for sale at December 31 are as follows:

In millions	December 31, 2010	December 31, 2009
Assets held for sale:
Thermoset molding operation	$1.6	$1.6
Specialty trailer business	—	34.9
On-highway friction and brake shoe business	—	0.3

Total assets held for sale	$1.6	$36.8

Liabilities associated with assets held for sale:
Specialty trailer business	$—	$7.6

Total liabilities associated with assets held for sale	$—	$7.6

        At December 31, 2010, the remaining assets of the the thermoset molding operation consisted of the land and building formerly occupied by the operation.

        The major classes of assets and liabilities held for sale included in the Company's Consolidated Balance Sheets were as follows:

In millions	December 31, 2010	December 31, 2009
Assets held for sale:
Receivables	$—	$5.4
Inventories	—	7.5
Prepaid expenses and other current assets	—	0.2

Total current assets held for sale	—	13.1
Property, plant and equipment, net	1.6	23.6
Other long term assets	—	0.1

Total non-current assets held for sale	1.6	23.7

Total assets held for sale	$1.6	$36.8

Liabilities associated with assets held for sale:
Accounts payable	$—	$3.0
Accrued expenses	—	4.6

Total liabilities associated with assets held for sale	$—	$7.6

Notes to Consolidated Financial Statements (Continued)

Note 19—Discontinued Operations and Assets Held for Sale (Continued)

        Net sales and income (loss) before income taxes from discontinued operations were as follows:

In millions	2010	2009	2008
Net sales:
Specialty trailer business	$68.6	$69.8	$196.6
Refrigerated truck bodies business	4.6	51.5	48.9
On-highway friction and brake shoe business	—	20.0	62.0
Thermoset molding operation	—	—	5.4

Net sales from discontinued operations	$73.2	$141.3	$312.9

Income (loss) from discontinued operations:
Specialty trailer business	$10.6	$(9.3)	$31.2
Refrigerated truck bodies business	0.5	4.3	2.3
On-highway friction and brake shoe business	3.8	(12.5)	(65.8)
Thermoset molding operation	—	(0.1)	(1.8)
Automotive components	(0.9)	(0.4)	(2.5)
Systems and equipment	2.3	0.6	0.4

Income (loss) before income taxes from discontinued operations	$16.3	$(17.4)	$(36.2)

        Results for the year ended December 31, 2010 included pre-tax gains on the sales of the specialty trailer and refrigerated truck bodies businesses of $6.3 million and $1.9 million, respectively. In addition, the Company recorded after-tax gains of $4.3 million and $1.8 million in the fourth quarter of 2010 related to the final dissolution of its on-highway friction and brake shoe, and systems and equipment businesses, respectively. Also impacting results for the on-highway friction and brake shoe business was a pre-tax charge of $5.9 million related to the settlement of a case involving alleged asbestos-related injury. Refer to Note 17, Commitments and Contingencies, for additional information regarding this issue.

        Results for the year ended December 31, 2009 included $6.8 million of pretax expenses related to the disposition of the on-highway friction and brake shoe business, including an inventory write-down of $3.4 million, property, plant and equipment impairment costs of $0.8 million, severance costs of $1.8 million and $0.8 million of contract termination costs. Results for the year ended December 31, 2009 also included $5.0 million of expenses related to the exit of a facility in the specialty trailer business, consisting of $3.8 million in fixed asset impairment charges, $0.2 million in employee termination costs and $1.0 million in other costs associated with the relocation of employees and equipment.

        Results for the year ended December 31, 2008 included $55.6 million in pre-tax impairment charges in connection with the on-highway friction and brake shoe businesses. At March 31, 2008, the Company recorded assets held for sale at the lower of the carrying amount and fair value. Inventory with a carrying amount of $26.1 million was written down to its fair value of $15.2 million, resulting in an impairment charge of $10.9 million. Long-lived assets held and used with a carrying amount of $18.7 million were written down to their fair value of $2.2 million, resulting in an impairment charge of $16.5 million. Goodwill with a carrying amount of $27.0 million was written down to its fair value of $0, resulting in an impairment charge of $27.0 million. Patents and other intangible assets with a carrying amount of approximately $1.2 million were written down to their fair value of $0, resulting in an impairment charge of $1.2 million.

Notes to Consolidated Financial Statements (Continued)

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

    Level 3—unobservable inputs in which there is little or no market data available, which requires the reporting entity to develop its own assumptions.

  Recurring Measurements

        The fair value of the Company's financial assets and liabilities measured at fair value on a recurring basis were as follows:

In millions	Balance at December 31, 2010	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Cash and cash equivalents	$89.4	$89.4	$—	$—
Short-term investments	5.4	5.4	—	—

Total	$94.8	$94.8	$—	$—

        Short-term investments of $5.4 million at December 31, 2010 were acquired in the Hawk acquisition consisting of euro-denominated certificates of deposit with original maturities of greater than three months, and are classified in the consolidated balance sheet at December 31, 2010 in Prepaid expenses and other current assets. See Note 7 regarding the fair value of the Company's Borrowings and Note 13 regarding fair value measurements related to the Company's Retirement Plans.

  Non-Recurring Measurements

        For the year ended December 31, 2010, there were no non-recurring fair value measurements subsequent to initial recognition. See Note 9 for information regarding assets acquired and liabilities assumed in the Hawk acquisition measured at fair value at initial recognition.

        For the year ended December 31, 2009, the Company measured certain non-financial assets at fair value on a nonrecurring basis subsequent to initial recognition. These measurements were primarily the result of management's decision to consolidate certain manufacturing facilities within the Transportation Products, Brake and Friction and Interconnect Technologies segments. Refer to Note 18 for further information regarding exit and disposal activity. The following table depicts the non-recurring fair value

Notes to Consolidated Financial Statements (Continued)

Note 20—Fair Value Measurements (Continued)

measurements discussed below by asset category and the level within the fair value hierarchy in which the related assumptions were derived.

In millions	Balance at December 31, 2009	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total Gains (Losses)
Long-lived assets held for sale	$1.8	$—	$1.6	$0.2	$(3.8)
Long-lived assets held and used	1.9	—	—	1.9	(14.0)
Other intangible assets	—	—	—	—	(0.4)

					$(18.2)

        For the three months ended December 31, 2009, the Company measured certain non-financial assets at fair value on a nonrecurring basis within the Transportation Products and Interconnect Technologies segments. Within the Transportation Products segment, property, plant and equipment within the power transmission belt business with a carrying amount of $3.2 million were written down to a fair value of zero, resulting in an impairment charge of $3.2 million, which was included in Other expense (income), net. The impairment charge resulted from the decision to integrate and combine the power transmission belt business, which had been previously reported as Discontinued Operations, into the tire and wheel business. The fair value determination was based upon Level 3 inputs reflecting a market participants' determination of the net realizable value of certain property, plant and equipment upon integration of the businesses. In addition, a reduction in the carrying value of property plant and equipment for the power transmission belt business was recorded of $3.2 million, reflecting the difference between their current carrying value and carrying value before classification as held for sale, adjusted for depreciation expense that would have been recognized had the assets been continuously classified as held and used.

        Also within the Brake and Friction segment, during the three months ended December 31, 2009, property, plant and equipment with a carrying amount of $2.6 million were written down to a fair value of $0.8 million, resulting in an impairment charge of $1.8 million, which was included in Other expense (income), net. The impairment charge resulted from the decision to relocate production from the Company's Logansport, Indiana facility to its manufacturing facilities in Bloomington, Indiana and Hangzhou, China and to close its Logansport facility. The fair value determination was based upon Level 3 inputs reflecting a market participants' determination of the net realizable value of the certain assets that would not be transferred to the consolidated operations.

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

Notes to Consolidated Financial Statements (Continued)

Note 20—Fair Value Measurements (Continued)

        Within the tire and wheel business of the Transportation Products segment, during the three months ended March 31, 2009, property, plant and equipment with a carrying amount of $2.9 million were written down to a fair value of zero, resulting in an impairment charge of $2.9 million, which was included in Other expense (income), net. The fair value determination was based upon Level 3 inputs reflecting a market participants' determination of the net realizable value of the assets. Such assets primarily reflected leasehold improvements in its Buji, China operations that could not be transferred upon consolidation of production into Meizhou, China.

        During the three months ended June 30, 2009, as a result of further manufacturing consolidation actions within the tire and wheel business, property, plant and equipment relating to facilities in Pennsylvania, Alabama and China with a carrying amount of $2.8 million were written down to a fair value of zero, resulting in an impairment charge of $2.8 million, which was included in Other expense (income), net. This fair value measurement of the impaired assets was based on Level 3 inputs. The Level 3 inputs reflected a market participants' determination that impaired leasehold improvement assets could not be transferred upon consolidation of operations into a new tire production facility in Jackson, TN. In addition, it was management's determination that machinery and equipment subject to the impairment charge was estimated to have zero net realizable value.

        Within the Interconnect Technologies segment, property consisting of leasehold improvements with a carrying amount of $0.3 million was written down to a fair value of zero, resulting in an impairment charge of $0.3 million which was included in other operating expense for the three months ended June 30, 2009. The fair value measurement was based upon Level 3 inputs which reflected management's determination that the leasehold improvements in the Company's Kent, WA facility would not have any transferrable value upon consolidation of operating activities into another Company facility in Tukwila, WA.

        Within discontinued operations related to the Company's specialty trailer business, property, plant and equipment relating to the closure of its facility in Brookville, PA with a carrying amount of $5.6 million were written down to a fair value of $1.8 million, resulting in a pre-tax impairment charge of $3.8 million, which has been included in discontinued operations, net of tax for 2009. A fair value measurement of $1.6 million for land, building and leasehold improvements, which resulted in a pre-tax impairment charge of $3.3 million, was based on Level 2 inputs. The land and building were subsequently sold in the first half of 2010 for $2.7 million resulting in a pre-tax gain of $1.1 million that is included in discontinued operations, net of tax for first nine months of 2010. A fair value measurement of $0.2 million for machinery and equipment, which resulted in a $0.5 million pre-tax impairment charge that is included in discontinued operations, net of tax, was based on Level 3 inputs reflecting management's determination of the net realizable value of the assets.

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

Notes to Consolidated Financial Statements (Continued)

Note 21—Segment Information

        The accounting policies of the segments are the same as those described in the summary of accounting policies. The Company's operations are reported in the following segments:

        Carlisle Construction Materials—the principal products of this segment are rubber (EPDM) and thermoplastic polyolefin (TPO) roofing membranes used predominantly on non-residential low-sloped roofs, related roofing accessories, including flashings, fasteners, sealing tapes, coatings and waterproofing, and insulation products. The markets served include new construction, re-roofing and maintenance of low-sloped roofs, water containment, HVAC sealants, and coatings and waterproofing.

        Carlisle Transportation Products—this segment is comprised of the tire and wheel and power transmission belt product lines. The principle products of this segment include bias-ply, steel-belted radial trailer tires, stamped or roll-formed steel wheels, tires, and tire and wheel assemblies, as well as industrial belts and related components.

        Carlisle Brake & Friction—the principle products of this segment include high-performance braking solutions for off-highway, high-performance racing, aerospace and alternative energy markets.

        Carlisle Interconnect Technologies—the principal products of this segment are high-performance wire, cable, connectors and cable assemblies, including RF/microwave connectors and cable assemblies primarily for the aerospace, defense electronics, test and measurement equipment, and wireless infrastructure equipment industries.

        Carlisle FoodService Products—the principal products of this group include commercial and institutional foodservice permanentware, table coverings, cookware, catering equipment, fiberglass and composite material trays and dishes, industrial brooms, brushes, mops and rotary brushes for commercial and non-commercial foodservice operators and sanitary maintenance professionals.

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

        Geographic Area Information—sales are attributable to the United States and to all foreign countries based on the country to which the product was sold. Sales by region for the years ended December 31 are as follows (in millions):

Country	2010	2009	2008
United States	$2,162.2	$1,973.5	$2,553.4
International:
Canada	110.8	102.8	128.2
Europe	107.1	90.7	102.1
Asia	55.7	25.5	27.8
Mexico and Latin America	39.0	29.1	24.2
Middle East	36.1	22.1	16.9
Australia	8.5	6.6	5.5
Africa	5.1	6.4	4.4
Caribbean and other	3.2	1.4	2.1

Net sales	$2,527.7	$2,258.1	$2,864.6

Notes to Consolidated Financial Statements (Continued)

Note 21—Segment Information (Continued)

        Long-lived assets, comprised of net property, plant and equipment, goodwill and other intangible assets, investments and other long-term assets, located in the United States and foreign countries are as follows (in millions):

Country	2010	2009
Long-lived assets:
United States	$1,426.4	$1,020.1
Asia	61.8	67.5
Netherlands	10.5	11.7
United Kingdom	9.2	10.4
Canada	3.5	3.7
Mexico	1.2	0.9

Total long-lived assets	$1,512.6	$1,114.3

        Financial information for operations by reportable business segment is included in the following summary:

In millions	Sales(1)	EBIT(2)	Assets(3)	Depreciation and Amortization	Capital Spending
2010
Carlisle Construction Materials	$1,223.6	$159.2	$594.6	$23.4	$4.6
Carlisle Transportation Products	684.8	21.7	554.5	18.6	39.3
Carlisle Brake & Friction	129.4	(0.9)	662.0	6.2	5.7
Carlisle Interconnect Technologies	251.1	30.9	398.8	11.4	10.3
Carlisle FoodService Products	238.8	24.3	212.4	9.5	3.9
Corporate	—	(39.1)	105.6	1.4	0.4

Total	$2,527.7	$196.1	$2,527.9	$70.5	$64.2

2009(2)
Carlisle Construction Materials	$1,125.9	$155.2	$572.4	$24.9	$6.9
Carlisle Transportation Products	633.5	53.4	489.4	14.0	27.9
Carlisle Brake & Friction	74.6	0.8	82.5	4.6	2.4
Carlisle Interconnect Technologies	180.5	14.3	391.9	10.0	4.4
Carlisle FoodService Products	243.6	24.7	218.4	9.7	5.0
Corporate	—	(36.5)	122.7	1.5	0.4

Total	$2,258.1	$211.9	$1,877.3	$64.7	$47.0

2008(2)
Carlisle Construction Materials	$1,472.3	$151.1	$667.8	$24.8	$25.8
Carlisle Transportation Products	803.3	(40.8)	552.3	17.5	22.0
Carlisle Brake & Friction	124.9	27.9	87.2	4.6	3.9
Carlisle Interconnect Technologies	197.9	25.2	330.0	7.3	6.7
Carlisle FoodService Products	266.2	20.7	234.5	8.9	4.9
Corporate	—	(31.0)	109.0	1.7	0.7

Total	$2,864.6	$153.1	$1,980.8	$64.8	$64.0

(1)
Excludes intersegment sales

Notes to Consolidated Financial Statements (Continued)

Note 21—Segment Information (Continued)

(2)
All periods presented have been adjusted to reflect the segregation of Carlisle Transportation Products and Carlisle Brake & Friction, previously reported together as Engineered Transportation Solutions

(3)
Corporate assets include assets of discontinued operations not classified as held for sale

        A reconciliation of assets reported in the preceding table to total assets as presented on the Company's Consolidated Balance Sheets is as follows:

	2010	2009
Assets per table above	$2,527.9	$1,877.3
Assets held for sale of discontinued operations (Note 19)	1.6	36.8

Total Assets per Consolidated Balance Sheets	$2,529.5	$1,914.1

        A reconciliation of depreciation and amortization and capital spending reported above to the amounts presented on the Consolidated Statements of Cash Flows is as follows:

	2010	2009	2008
Depreciation and amortization per table above	$70.5	$64.7	$64.8
Depreciation and amortization of discontinued operations	1.4	2.8	4.2

Total depreciation and amortization	$71.9	$67.5	$69.0

	2010	2009	2008
Capital spending per table above	$64.2	$47.0	$64.0
Capital spending of discontinued operations	0.4	1.2	4.0

Total capital spending	$64.6	$48.2	$68.0

Notes to Consolidated Financial Statements (Continued)

Note 22—Quarterly Financial Data (Unaudited)

(In millions except per share data)	First	Second	Third	Fourth	Year
2010
Net sales	$547.3	$687.6	$665.9	$626.9	$2,527.7
Gross profit	$112.0	$143.6	$143.6	$129.5	$528.7
Other expenses	$73.2	$79.6	$77.1	$102.7	$332.6
Earnings before interest and income taxes	$38.8	$64.0	$66.5	$26.8	$196.1
Income from continuing operations, net of tax	$23.1	$38.8	$46.8	$21.9	$130.6
Basic earnings per share from continuing operations	$0.38	$0.63	$0.76	$0.36	$2.12
Diluted earnings per share from continuing operations	$0.37	$0.62	$0.75	$0.35	$2.10

Income (loss) from discontinued operations, net of tax	$1.2	$(0.2)	$3.7	$10.3	$15.0
Basic income per share from discontinued operations	$0.02	$—	$0.06	$0.16	$0.24
Diluted income per share from discontinued operations	$0.02	$—	$0.06	$0.16	$0.24

Net income	$24.3	$38.6	$50.5	$32.2	$145.6
Basic earnings per share	$0.40	$0.63	$0.82	$0.52	$2.36
Diluted earnings per share	$0.39	$0.62	$0.81	$0.51	$2.34

Dividends per share	$0.160	$0.160	$0.170	$0.170	$0.660
Stock price:
High	$39.22	$41.74	$39.49	$41.07
Low	$33.43	$35.03	$27.97	$29.83

2009	First	Second	Third	Fourth	Year
Net sales	$514.3	$615.3	$604.2	$524.3	$2,258.1
Gross profit	$92.0	$142.0	$144.1	$112.2	$490.3
Other expenses	$69.9	$53.8	$70.1	$84.6	$278.4
Earnings before interest and income taxes	$22.1	$88.2	$74.0	$27.6	$211.9
Income from continuing operations, net of tax	$12.7	$59.4	$47.1	$36.1	$155.3
Basic earnings per share from continuing operations	$0.21	$0.97	$0.77	$0.59	$2.53
Diluted earnings per share from continuing operations	$0.21	$0.96	$0.76	$0.58	$2.51

Loss from discontinued operations, net of tax	$(6.1)	$(3.9)	(0.5)	$(0.2)	$(10.7)
Basic loss per share from discontinued operations	$(0.10)	$(0.06)	$(0.01)	$—	$(0.17)
Diluted loss per share from discontinued operations	$(0.10)	$(0.06)	$(0.01)	$—	$(0.17)

Net income	$6.6	$55.5	$46.6	$35.9	$144.6
Basic earnings per share	$0.11	$0.91	$0.76	$0.59	$2.36
Diluted earnings per share	$0.11	$0.90	$0.75	$0.58	$2.34

Dividends per share	$0.155	$0.155	$0.160	$0.160	$0.630
Stock price:
High	$22.68	$26.29	$35.00	$36.65
Low	$17.76	$18.88	$22.23	$30.56

NOTE: The sum of the quarterly per share amounts may not agree to the respective annual amounts due to rounding.

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Carlisle Companies Incorporated

        We have audited the accompanying consolidated balance sheets of Carlisle Companies Incorporated as of December 31, 2010 and 2009, and the related consolidated statements of earnings and comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Carlisle Companies Incorporated at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Carlisle Companies Incorporated's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Charlotte, North Carolina
February 16, 2011

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Carlisle Companies Incorporated

        We have audited Carlisle Companies Incorporated's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Carlisle Companies Incorporated's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Hawk Corporation, which is included in the 2010 consolidated financial statements of Carlisle Companies Incorporated and constituted $563 million and $409 million of total and net assets, respectively, as of December 31, 2010 and $22 million and $6 million of revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of Carlisle Companies Incorporated also did not include an evaluation of the internal control over financial reporting of Hawk Corporation.

        In our opinion, Carlisle Companies Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Carlisle Companies Incorporated as of December 31, 2010 and 2009 and the related consolidated statements of earnings and comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2010 of Carlisle Companies Incorporated and our report dated February 16, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Charlotte, North Carolina
February 16, 2011

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

        (a)   Under the supervision and with the participation of the Company's management, including the Company's chief executive officer and chief financial officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation and as of December 31, 2010, the chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective.

        Management has prepared a report on the Company's internal control over financial reporting in which management has determined that the Company's controls are effective. A copy of management's report is set forth below.

        (b)   During the fourth quarter of 2010, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting.

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of the Company's management, including the chief executive officer and chief financial officer, the Company evaluated the effectiveness of the design and operation of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company's chief executive officer and chief financial officer concluded that the Company's internal control over financial reporting was effective as of December 31, 2010.

        As discussed in Note 9 to the Consolidated Financial Statements in Item 8, the Company completed the acquisition of Hawk Corporation ("Hawk") on December 1, 2010. Management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Hawk, which constituted $563 million and $409 million of total and net assets, respectively, as of December 31, 2010 and $22 million and $6 million of revenues and net loss, respectively, for the year then ended. The assessment also did not include an evaluation of the internal control over financial reporting of Hawk Corporation. Revenue from the business operations acquired from Hawk represented approximately 0.9% of the Company's consolidated net sales for the year ended December 31, 2010, and the fair value assigned to the tangible assets for purposes of applying the acquisition method accounting as of the date of the acquisition accounted for approximately 3% of the Company's total consolidated assets as of December 31, 2010.

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

Name	Age	Position with Company	Period of Service
David A. Roberts	63	Chairman of the Board, President and Chief Executive Officer since June 2007. Former Chairman (from April, 2006 to June, 2007) and President and Chief Executive Officer (from June, 2001 to June, 2007) of Graco Inc., a manufacturer of fluid handling systems and components used in vehicle lubrication, commercial and industrial settings.	June 2007 to date
John W. Altmeyer	51	President, Construction Materials since July 1997.	June 1989 to date
John E. Berlin	49	President, Carlisle Interconnect Technologies since February 1995.	January 1990 to date
Steven J. Ford	51	Vice President, Chief Financial Officer since November 2008 and Vice President, Secretary and General Counsel since July 1995.	July 1995 to date
Kevin G. Forster	57
		President, Asia-Pacific since January 2009; Group President, Specialty Products from Group President, Specialty Products from February 2008 to January 2009; and President, Asia-Pacific from September 1997 to February 2008.	August 1990 to date
D. Christian Koch	46
		President, Carlisle Brake & Friction since January 2009; President, Carlisle Asia-Pacific from February 2008 to January 2009. Formerly employed by Graco, Inc. (i) as Vice President and General Manager, Asia Pacific from January 2004 to February 2008, (ii) as Vice President and General Manager of Asia Pacific and Latin America from June 2003 to December 2003, (iii) as Vice President, Lubrication Equipment Division from January 2000 to June 2003, and (iv) in various sales and marketing positions in the Industrial and Lubrication Equipment Division prior to June 2003.	February 2008 to date

Name	Age	Position with Company	Period of Service
Carol P. Lowe	45	Vice President since October 2010; President, Trail King Industries from November 2008 to October 2010; Vice President and Chief Financial Officer from May 2004 to November 2008; and Treasurer from January 2002 to May 2004.	January 2002 to date
Scott C. Selbach	55	Vice President, Corporate Development since April 2006. Formerly a Director of Torridon Companies LLC, a private investment firm, from May 2002 to April 2006.	April 2006 to date
David M. Shannon	48	President, Carlisle FoodService Products since January 1997.	September 1991 to date
Fred A. Sutter	50
		President, Carlisle Transportation Products since February 2008. Formerly employed by Graco Inc. (i) as Vice President and General Manager, Applied Fluid Technologies Division from February 2005 to February 2008, (ii) as Vice President and General Manager, Idustrial/Automotive Equipment Division from June 2003 to February, 2005, and (iii) as Vice President, Asia-Pacific and Latin America from January 1999 to June 2003.	February 2008 to date
Kevin P. Zdimal	40
		Vice President and Chief Accounting Officer since May 2010; Treasurer from September, 2008 to May, 2010; and Vice President of Finance and Administration, Carlisle Interconnect Technologies from July 2002 to August 2008.	September 1995 to date

        The officers have been elected to serve at the pleasure of the Board of Directors of the Company. There are no family relationships between any of the above officers, and there is no arrangement or understanding between any officer and any other person pursuant to which he was selected an officer.

        Information required by Item 10 with respect to directors of the Company is incorporated by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission no later than 40 days before the Annual Meeting of Shareholders to be held on May 13, 2011.

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

Item 11.    Executive Compensation.

        Information required by Item 11 is incorporated by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission no later than 40 days before the Annual Meeting of Shareholders to be held on May 13, 2011.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

        Information required by Item 12 is incorporated by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission no later than 40 days before the Annual Meeting of Shareholders to be held on May 13, 2011.

Securities Authorized for Issuance under Equity Compensation Plans

        The number of securities to be issued upon the exercise of stock options under the Company's equity compensation plans, the weighted average exercise price of the options and the number of securities remaining for future issuance as of December 31, 2010 are as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of oustanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by equity security holders	4,235,403	$30.38	2,930,197	(1)
Equity compensation plans not approved by equity security holders	—	n/a	—
Total	4,235,403	$30.38	2,930,197

(1)
Includes 2,623,154 shares available for award under the Carlisle Companies Incorporated Executive Incentive Program (as amended and restated effective February 4, 2004) (722,575 of which may be issued as stock awards) and 307,043 shares available for award under the Carlisle Companies Incorporated Non-Employee Director Equity Plan (as amended and restated effective as of February 2, 2005) (77,043 of which may be issued as stock awards).

Item 13.    Certain Relationships and Related Transactions.

        Information required by Item 13 is incorporated by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission no later than 40 days before the Annual Meeting of Shareholders to be held on May 13, 2011.

Item 14.    Principal Accountant Fees and Services.

        Information required by Item 14 is incorporated by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission no later than 40 days before the Annual Meeting of Shareholders to be held on May 13, 2011.

 Part IV

Item 15.    Exhibits and Financial Statement Schedules.

Financial statements required by Item 8 are as follows:

  Consolidated Statements of Earnings and Comprehensive Income, years ended December 31, 2010, 2009 and 2008

  Consolidated Balance Sheets, December 31, 2010 and 2009

  Consolidated Statements of Cash Flows, years ended December 31, 2010, 2009 and 2008

  Consolidated Statements of Shareholders' Equity, years ended December 31, 2010, 2009 and 2008

  Notes to Consolidated Financial Statements

Financial Statement Schedules

  Schedule II—Valuation and Qualifying Accounts

Exhibits applicable to the filing of this report are as follows:

(2.1)	Agreement and Plan of Merger, dated as of October 14, 2010, among Carlisle Companies Incorporated, HC Corporation and Hawk Corporation.(v)
(2.2)	Tender and Voting Agreement, dated as of October 14, 2010, among Carlisle Companies Incorporated, HC Corporation and Ronald E. Weinberg.(v)
(2.3)	Tender and Voting Agreement, dated as of October 14, 2010, among Carlisle Companies Incorporated, HC Corporation and Norman C. Harbert.(v)
(2.4)	Tender and Voting Agreement, dated as of October 14, 2010, among Carlisle Companies Incorporated, HC Corporation and Byron S. Krantz.(v)
(3)	By-laws of the Company.(a)
(3.1)	Restated Certificate of Incorporation as amended April 22, 1991.(c)
(3.2)	Certificate of Amendment of the Restated Certificate of Incorporation dated December 20, 1996.(e)
(3.3)	Certificate of Amendment of the Restated Certificate of Incorporation dated April 29, 1999.(g)
(4)	Shareholders' Rights Agreement, February 8, 1989.(a)
(4.1)	Amendment to Shareholders' Rights Agreement, dated August 7, 1996.(d)
(4.2)	Amendment No. 2 to Shareholders' Rights Agreement, dated May 26, 2006.(n)
(4.3)	Trust Indenture.(f)
(4.4)	First Supplemental Indenture, dated as of August 18, 2006.(o)
(4.5)

Second Supplemental Indenture, dated as of December 9, 2010, among Carlisle Companies Incorporated, U.S. Bank National Association (as successor to State Street Bank and Trust Company, as successor to Fleet National Bank) and The Bank of New York Mellon Trust Company, N.A.(w)

(10.1)	Amended and Restated Executive Incentive Program.(i)
(10.2)	Form of Nonqualified Stock Option Agreement.(j)
(10.3)	Form of Restricted Share Agreement.(j)
(10.4)	Form of Amended and Restated Executive Severance Agreement.(t)
(10.5)	Summary Plan Description of Carlisle Companies Incorporated Director RetirementPlan, effective November 6, 1991. (b)

(10.6)	Amendment to the Carlisle Companies Incorporated Director Retirement Plan.(h)
(10.7)	Amended and Restated Nonemployee Director Equity Plan.(l)
(10.8)	Form of Stock Option Agreement for Nonemployee Director.(k)
(10.9)	Form of Nonqualified Stock Option Agreement for Nonemployee Directors.(m)
(10.10)	Form of Restricted Share Agreement for Nonemployee Directors.(m)
(10.11)	Form of Restricted Stock Unit Agreement for Nonemployee Directors.(t)
(10.12)	Amended and Restated Deferred Compensation Plan for Nonemployee Directors.(t)
(10.13)	Senior Management Incentive Compensation Plan.(i)
(10.14)	Letter Agreement, dated June 5, 2007, between David A. Roberts and the Company.(p)
(10.15)	Nonqualified Stock Option Agreement, dated as of June 21, 2007, between the Company and David A. Roberts.(q)
(10.16)	Restricted Share Agreement, dated as of June 21, 2007, between the Company and David A. Roberts.(q)
(10.17)	Summary of Compensation Arrangements for Executive Officers.
(10.18)	Summary of Compensation Arrangements for Nonemployee Directors.
(10.19)	Letter Agreement, dated June 12, 2007, between Richmond D. McKinnish and the Company.(p)
(10.20)	Letter Agreements, dated January 11, 2008 and December 31, 2008, between D. Christian Koch and the Company.(t)
(10.21)	Letter Agreement, dated January 24, 2008, between Fred A. Sutter and the Company.(t)
(10.22)	Carlisle Corporation Supplemental Pension Plan.(s)
(10.23)	Letter Agreement, dated June 29, 2009, between Michael D. Popielec and the Company.(u)
(10.24)	Form of Performance Share Agreement.(x)
(10.25)	Carlisle Companies Incorporated Nonqualified Deferred Compensation Plan.(x)
(10.26)	Carlisle Companies Incorporated Nonqualified Benefit Plan Trust.(x)
(10.27)

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

(v)
Filed as an Exhibit to the Company's current report on Form 8-K for October 14, 2010 and incorporated herein by reference.

(w)
Filed as an Exhibit to the Company's current report on Form 8-K for December 6, 2010 and incorporated herein by reference.

(x)
Filed as an Exhibit to the Company's quarterly report on Form 10-Q for the period ended March 31, 2010 and incorporated herein by reference.

(1)
Filed Exhibits 10.1 through 10.26 constitute management contracts or compensatory plans.

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

/s/ DAVID A. ROBERTS David A. Roberts, Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	/s/ ROBIN J. ADAMS Robin J. Adams, Director
/s/ ROBERT G. BOHN Robert G. Bohn, Director
/s/ STEVEN J. FORD Steven J. Ford, Vice President and Chief Financial Officer (Principal Financial Officer)	/s/ ROBIN S. CALLAHAN Robin S. Callahan, Director
/s/ KEVIN P. ZDIMAL Kevin P. Zdimal, Controller and Chief Accounting Officer (Principal Accounting Officer)	/s/ PAUL J. CHOQUETTE, JR. Paul J. Choquette, Jr., Director
/s/ TERRY D. GROWCOCK Terry D. Growcock, Director
/s/ STEPHEN P. MUNN Stephen P. Munn, Director
/s/ GREGG A. OSTRANDER Gregg A. Ostrander, Director
/s/ LAWRENCE A. SALA Lawrence A. Sala, Director
February 16, 2011	/s/ MAGALEN C. WEBERT Magalen C. Webert, Director

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

ALLOWANCE FOR DOUBTFUL ACCOUNTS

(Dollars in millions)

Column A	Column B	Column C		Column D	Column E
Fiscal Year	Balance of Beginning Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(1)	Balance End of Year
2008	10.8	7.7	0.3	(7.5)	11.3
2009	11.3	7.6	0.5	(11.5)	7.9
2010	7.9	2.9	0.5	(1.6)	9.7

(1)
Accounts written off, net of recoveries

CARLISLE COMPANIES INCORPORATED
COMMISSION FILE NUMBER 1-9278
FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2010

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
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
  Item 8. Financial Statements and Supplementary Data.
Carlisle Companies Incorporated Consolidated Statements of Earnings and Comprehensive Income
Carlisle Companies Incorporated Consolidated Balance Sheets (Dollars in millions, except per share amounts)
Carlisle Companies Incorporated Consolidated Statements of Cash Flows For the Years ended December 31, (Dollars in millions)
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