Form 10-Q
period 2011-03-31
CARLISLE COMPANIES INC
filed 2011-04-26
CIK 790051

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

Shares of common stock outstanding at April 20, 2011: 61,211,401

Item 1.Financial Statements

Carlisle Companies Incorporated

Unaudited Consolidated Statements of Earnings

For the Three Months Ended

	March 31,
(Dollars in millions, except per share amounts)	2011	2010

Net sales	$693.6	$547.3

Cost and expenses:
Cost of goods sold	546.5	435.3
Selling and administrative expenses	85.7	69.4
Research and development expenses	7.0	4.4
Other income, net	(0.8)	(0.6)

Earnings before interest and income taxes	55.2	38.8

Interest expense, net	5.1	1.9
Income before income taxes	50.1	36.9

Income tax expense	16.8	13.8
Income from continuing operations, net of tax	33.3	23.1

Discontinued operations
Income from discontinued operations	0.1	1.7
Income tax expense	—	0.5
Income from discontinued operations, net of tax	0.1	1.2
Net income	$33.4	$24.3

Basic earnings per share attributable to common shares
Income from continuing operations, net of tax	$0.54	$0.38
Income from discontinued operations, net of tax	—	0.02
Basic earnings per share	$0.54	$0.40

Diluted earnings per share attributable to common shares
Income from continuing operations, net of tax	$0.53	$0.37
Income from discontinued operations, net of tax	—	0.02
Diluted earnings per share	$0.53	$0.39

Dividends declared and paid per share	$0.170	$0.160

See accompanying notes to these Unaudited Consolidated Financial Statements

Carlisle Companies Incorporated

Consolidated Balance Sheets

	March 31,	December 31,
(Dollars in millions, except share and per share amounts)	2011	2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$104.2	$89.4
Receivables, less allowance of $9.8 in 2011 and $9.7 in 2010	441.1	391.0
Inventories	444.5	430.5
Deferred income taxes	45.7	45.7
Prepaid expenses and other current assets	42.2	60.3
Total current assets	1,077.7	1,016.9

Property, plant and equipment, net of accumulated depreciation of $553.7 in 2011 and $539.6 in 2010	531.5	533.4

Other assets:
Goodwill, net	665.6	667.1
Other intangible assets, net	293.3	297.9
Other long-term assets	10.3	12.6
Non-current assets held for sale	2.7	1.6
Total other assets	971.9	979.2

TOTAL ASSETS	$2,581.1	$2,529.5

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt, including current maturities	$110.7	$69.0
Accounts payable	213.7	195.4
Accrued expenses	136.2	174.9
Deferred revenue	16.8	17.1
Total current liabilities	477.4	456.4

Long-term liabilities:
Long-term debt	405.2	405.1
Deferred revenue	121.2	122.6
Other long-term liabilities	207.4	204.7
Total long-term liabilities	733.8	732.4

Shareholders’ equity:
Preferred stock, $1 par value per share. Authorized and unissued 5,000,000 shares	—	—
Common stock, $1 par value per share. Authorized 100,000,000 shares; 78,661,248 shares issued; 61,133,881 outstanding in 2011 and 61,024,932 outstanding in 2010	78.7	78.7
Additional paid-in capital	97.3	92.4
Cost of shares of treasury - 16,888,781 shares in 2011 and 17,011,676 shares in 2010	(224.4)	(221.6)
Accumulated other comprehensive loss	(33.9)	(38.1)
Retained earnings	1,452.2	1,429.3
Total shareholders’ equity	1,369.9	1,340.7

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,581.1	$2,529.5

See accompanying notes to Unaudited Consolidated Financial Statements

Carlisle Companies Incorporated

Unaudited Consolidated Statements of Cash Flows

For the Three Months Ended

	March 31,
(Dollars in millions)	2011	2010

Operating activities
Net income	$33.4	$24.3
Reconciliation of net income to cash flows from operating activities:
Depreciation	18.4	14.5
Amortization	4.6	3.0
Non-cash compensation	3.8	3.6
Gain on sale of property and equipment, net	(0.3)	(3.8)
Deferred taxes	(0.2)	(1.1)
Change in tax benefits from stock-based compensation	—	(0.4)
Foreign exchange loss (gain)	0.6	(0.5)
Changes in assets and liabilities, excluding effects of acquisitions and divestitures:
Current and long-term receivables	(42.1)	(58.4)
Inventories	(12.6)	(8.8)
Accounts payable and accrued expenses	(22.7)	4.7
Income taxes	16.2	6.4
Long-term liabilities	0.7	(0.6)
Other operating activities	(0.1)	0.2
Net cash used in operating activities	(0.3)	(16.9)

Investing activities
Capital expenditures	(16.9)	(8.4)
Proceeds from sale of property and equipment	0.5	5.1
Proceeds from sale of business	—	20.3
Net cash (used in) provided by investing activities	(16.4)	17.0

Financing activities
Net change in short-term borrowings and revolving credit lines	100.7	—
Redemption of bonds	(59.0)	—
Dividends	(10.5)	(9.8)
Treasury shares and stock options, net	(1.6)	0.1
Change in tax benefits from stock-based compensation	—	0.4
Net cash provided by (used in) financing activities	29.6	(9.3)

Effect of exchange rate changes on cash	1.9	(0.5)
Change in cash and cash equivalents	14.8	(9.7)
Cash and cash equivalents
Beginning of period	89.4	96.3
End of period	$104.2	$86.6

See accompanying notes to Unaudited Consolidated Financial Statements

Notes to the Unaudited Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by Carlisle Companies Incorporated (the “Company” or “Carlisle”) in accordance and consistent with the accounting policies stated in the Company’s Annual Report on 10-K and should be read in conjunction with the consolidated financial statements.  The unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States and, of necessity, include normal recurring adjustments and some amounts that are based upon management estimates and judgments.  Future actual results could differ from such current estimates.  The unaudited consolidated financial statements include assets, liabilities, revenues, and expenses of all majority-owned subsidiaries.  Intercompany transactions and balances are eliminated in consolidation.

Note 2 — Reclassifications and Revisions

Certain reclassifications and revisions have been made to the previously filed information regarding the first quarter of 2010 included in the Company’s Current Report on Form 8-K filed on December 3, 2010 as follows:

•                  The segment disclosures pertaining to the first quarter of 2010 in Note 14 have been revised to reflect the creation, in the fourth quarter of 2010, of the Carlisle Brake & Friction (“CBF”) reportable segment as discussed in the Company’s 2010 Annual Report on Form 10-K.

Note 3 - New Accounting Pronouncements

New accounting standards adopted

There were no accounting standards adopted in the first quarter of 2011.

New accounting standards issued but not yet adopted

There are currently no accounting standards that have been issued that will have a significant impact on the Company’s financial position, results of operations and cash flows upon adoption.

Note 4 - Borrowings

5.125% Notes Due 2020

On December 9, 2010, the Company completed a public offering of $250.0 million of notes with a stated interest rate of 5.125% due December 15, 2020 (the “2020 Notes”), resulting in proceeds to the Company of approximately $248.9 million.  The proceeds were utilized to re-pay borrowings under the Company’s Revolving Credit Facility that were used to partially finance the acquisition of Hawk.

8.75% Hawk Senior Notes Due 2014

In connection with the acquisition of Hawk on December 1, 2010, the Company assumed Hawk’s 8.75% senior notes previously due November 1, 2014 (the “Hawk senior notes”).  The Hawk senior notes were recorded at estimated fair value of $59.0 million on the date of acquisition.

On January 10, 2011, the Company redeemed all of the outstanding Hawk senior notes for approximately $59.1 million, of which $57.1 million related to the outstanding principal amount, $1.9 million related to a contractual redemption premium, and $0.1 million for accrued and unpaid interest.  There was no extinguishment gain or loss recorded as the carrying value and amount paid to redeem the Hawk senior notes were the same.  The Company redeemed the Hawk senior notes using borrowings under its revolving credit facility.  See Note 7 for further information regarding the Hawk acquisition.

Other Matters

At March 31, 2011, the fair value of the Company’s 2020 Notes and the 2016 Notes, using the Level 2 inputs, is approximately $247.0 million and $158.9 million, respectively. Fair value is estimated based on current yield rates plus the Company’s estimated credit spread available for financings with similar terms and maturities.  The Company estimates that the fair value of amounts outstanding under the revolving credit facility approximates its carrying value.

Note 5 - Fair Value Measurements

The fair value of the Company’s assets and liabilities measured at fair value on a recurring basis were as follows:

	Balance at March 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
In millions	2011	Level 1	Level 2	Level 3

Cash and cash equivalents	$104.2	$104.2	$—	$—
Short-term investments	6.2	6.2	—	—

Total	$110.4	$110.4	$—	$—

Note 6 — Stock-Based Compensation

During the three months ended March 31, 2011 and 2010, the Company expensed stock-based compensation awards under the 2004 Executive Incentive Program and the 2005 Nonemployee Director Equity Plan. A detailed description of the awards under these plans is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Stock-Based Compensation Expense

The compensation cost recorded for all of the Company’s share-based compensation plans during the three months ended March 31, 2011 and 2010 was as follows:

	For the Three Months Ended March 31,
(in millions, except per share amounts)	2011	2010
Pre-tax compensation expense	$3.8	$3.6

After-tax compensation expense	$2.5	$2.3

Impact on diluted EPS	$0.04	$0.04

Grants

In the first quarter of 2011 the Company awarded 631,855 stock options, 110,685 restricted stock awards and 108,075 performance share awards with an aggregate grant-date fair value of approximately $16.8 million to be expensed over the requisite service period for each award which generally equals the stated vesting period.

The grant date fair value of the 2011 restricted stock awards, which are released to the recipient after a period of three years, is based on the closing market price of the stock on the day of grant.

The grant date fair value of the 2011 stock options with a three-year ratable vesting condition was estimated under the Black-Scholes-Merton formula using the following weighted-average assumptions:

Expected dividend yield	1.67%
Expected life in years	5.76
Expected volatility	31.99%
Risk-free interest rate	2.22%

The performance shares vest based on the employee rendering three years of service to the Company, and the attainment of a market condition over the performance period, which is based on the Company’s relative total shareholder return versus a peer group of companies over a pre-determined time period as determined by the Compensation Committee of the Board of Directors.  The grant date fair value of the 2011 performance shares was estimated using a Monte-Carlo simulation approach.  Such approach entails the use of assumptions regarding the future performance of the Company’s stock and those of the peer group of companies.  Those assumptions include expected volatility, risk-free interest rates, correlation coefficients and dividend reinvestment.  Dividends accrue on the performance shares during the performance period and are to be paid in cash based upon the number of awards ultimately earned.

Note 7 — Acquisitions

Hawk Corporation

On December 1, 2010, the Company completed the acquisition of all of the outstanding equity of Hawk for a total cash purchase price of $414.1 million.  The Company funded the acquisition with cash on hand, borrowings under the Company’s revolving credit facility, and the issuance of the $250 million 2020 Notes.  See Note 4 for further information regarding borrowings.

Hawk is a leading worldwide supplier of friction materials for brakes, clutches and transmissions.  With this acquisition, the Company has created a comprehensive global braking solutions platform enabling it to provide a broader line of attractive products and increasing exposure to key emerging markets such as China, Brazil and India. Together with Carlisle’s core industrial brake and friction product line, Hawk became part of the Carlisle Brake & Friction segment.

As of March 31, 2011, the fair values of the property, plant and equipment and other intangible assets are preliminary and subject to change pending receipt of the final third-party valuations for those assets. Also, the related current and deferred tax balances are preliminary and subject to change pending receipt of additional information regarding the deductibility of certain payments made in connection with the acquisition and final assessment of the acquisition date fair values and tax basis of the acquired assets and assumed liabilities, including any uncertain tax positions.  There were no significant changes recorded in the first quarter of 2011 to the preliminary purchase price allocation initially performed in the fourth quarter of 2010 and as a result the amount of goodwill recorded related to the acquisition of Hawk was approximately $215 million at March 31, 2011 and December 31, 2010.

Note 8 — Discontinued Operations and Assets Held for Sale

On October 4, 2010, as part of its commitment to concentrate on its core businesses, the Company sold its specialty trailer business.  The final purchase price is subject to an earn-out provision whereby the Company could receive an additional $5 million in proceeds based on future earnings.

On February 2, 2010, the Company sold all of the interest in its refrigerated truck bodies business.  The final purchase price is subject to certain indemnifications made to the buyer, which could reduce the gain in subsequent periods.  The Company does not believe any such adjustments will result in a material change to the purchase price.

Total assets held for sale were as follows:

	March 31,	December 31,
In millions	2011	2010
Assets held for sale:
Thermoset molding operation	$1.6	$1.6
Tire and wheel business	1.1	—
Total assets held for sale	$2.7	$1.6

At March 31, 2011, the remaining assets of the thermoset molding operation consisted of the land and building it formerly occupied.  The assets held for sale by the tire and wheel business relate to the land and building from its Carlisle, PA facility, which was consolidated into its Jackson, TN facility in 2010.

Net sales and income (loss) before income taxes from discontinued operations were as follows:

	Three Months Ended March 31,
In millions	2011	2010
Net sales:
Specialty trailer business	$—	$14.7
Refrigerated truck bodies business	—	4.6
Net sales from discontinued operations	$—	$19.3

Income (loss) from discontinued operations:
Specialty trailer business	$(0.1)	$(0.2)
Refrigerated truck bodies business	—	0.3
On-highway friction and brake shoe business	(0.2)	1.8
Automotive components	0.4	(0.1)
Systems and equipment	—	(0.1)
Income (loss) before income taxes from discontinued operations	$0.1	$1.7

Results of the on-highway friction and brake shoe business for the three months ended March 31, 2010 included a $2.1 million pretax gain on the sale of property.

Note 9 — Inventories

The Company is a diversified manufacturing entity comprised of multiple domestic and foreign operations manufacturing different products.  The First-in, First-out (“FIFO”) method was used to value inventories.

The components of inventories as of March 31, 2011 and December 31, 2010 were as follows:

	March 31,	December 31,
In millions	2011	2010
Finished goods	$272.6	$256.7
Work-in-process	53.4	46.7
Raw materials	129.1	124.0
Capitalized variances	17.6	28.1
Reserves	(28.2)	(25.0)
Inventories	$444.5	$430.5

Note 10 — Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2011 were as follows:

	Construction	Transportation	Brake &	Interconnect	FoodService	Disc.
In millions	Materials	Products	Friction	Technologies	Products	Ops	Total
Balance at January 1, 2011
Goodwill	$86.3	$155.5	$231.6	$188.9	$60.3	$47.4	$770.0
Accumulated impairment losses	—	(55.5)	—	—	—	(47.4)	(102.9)
	86.3	100.0	231.6	188.9	60.3	—	667.1
Currency translation	0.5	—	(2.0)	—	—	—	(1.5)
Goodwill	86.8	155.5	229.6	188.9	60.3	47.4	768.5
Accumulated impairment losses	—	(55.5)	—	—	—	(47.4)	(102.9)
Balance at March 31, 2011	$86.8	$100.0	$229.6	$188.9	$60.3	$—	$665.6

The Company’s other intangible assets at March 31, 2011 were as follows:

	Acquired	Accumulated	Net Book
In millions	Cost	Amortization	Value
Assets subject to amortization:
Patents	$58.1	$(8.7)	$49.4
Customer Relationships	194.4	(35.8)	158.6
Other	16.9	(7.6)	9.3
Assets not subject to amortization:
Trade names	76.0	—	76.0
Other intangible assets, net	$345.4	$(52.1)	$293.3

Estimated amortization expense for the remainder of 2011 and the next four years is as follows: $13.4 million remaining in 2011, $16.7 million in 2012, $15.7 million in 2013, $15.4 million in 2014 and $15.0 million in 2015.

The net book value of the Company’s Other intangible assets by reportable segment are as follows:

	March 31,	December 31,
In millions	2011	2010

Carlisle Construction Materials	$16.1	$16.4
Carlisle Transportation Products	0.1	0.2
Carlisle Brake & Friction	149.3	151.3
Carlisle Interconnect Technologies	87.6	89.0
Carlisle FoodService Products	40.2	41.0
Total	$293.3	$297.9

Note 11 — Retirement Plans and Other Post-retirement Benefits

Components of net periodic benefit cost were as follows:

	Pension Benefits		Post-retirement Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
In millions	2011	2010	2011	2010
Service costs - benefits earned during the quarter	$1.3	$1.4	$—	$—
Interest cost on benefits earned in prior years	2.7	2.3	0.1	0.1
Expected return on plan assets	(3.7)	(3.2)	—	—
Amortization of:
Unrecognized net actuarial loss	1.1	0.6	—	—
Net periodic benefit costs	$1.4	$1.1	$0.1	$0.1

The Company made no contributions to the pension plans during the quarter ended March 31, 2011.  However, the Company expects to contribute approximately $4.0 million to the pension plans in 2011.

The Company maintains defined contribution plans to which it has contributed $3.0 million during the quarter ended March 31, 2011. Full year contributions are expected to approximate $11.8 million.

Note 12 — Other Long-Term Liabilities

The components of other long-term liabilities were as follows:

	March 31,	December 31,
In millions	2011	2010
Deferred taxes and other tax liabilities	$179.2	$179.4
Pension and other post-retirement obligations	18.8	18.3
Deferred compensation	6.0	5.6
Other	3.4	1.4
Other long-term liabilities	$207.4	$204.7

Note 13 — Commitments and Contingencies

Product Warranties

The Company offers various warranty programs on its products, primarily installed roofing systems, braking products, aerospace cables and assemblies, and foodservice equipment. The change in the Company’s aggregate product warranty liabilities, including accrued costs and loss reserves associated with extended product warranties for the period ended March 31 is as follows:

	March 31,
In millions	2011	2010
Beginning reserve	$20.8	$22.0
Liabilities disposed of by sale	—	(0.6)
Current year provision	3.7	3.6
Current year claims	(3.5)	(3.7)
Ending reserve	$21.0	$21.3

The Company also offers separately priced extended warranty contracts on sales of its installed roofing systems within the Construction Materials segment.  Deferred revenue related to the Company’s installed roofing systems  was approximately $136.5 million and $128.7 million at March 31, 2011 and 2010, respectively, of which approximately $121.2 million and $113.8 million was classified as long-term in the Consolidated Balance Sheet, respectively.  The amount of extended product warranty revenues recognized was $3.9 million and $3.8 for the first quarter of 2011 and 2010 respectively.

Workers’ Compensation, General Liability and Property Claims

The Company is self-insured for workers’ compensation, medical and dental, general liability and property claims up to applicable retention limits. Retention limits are $1.0 million per occurrence for general liability, $0.5 million per occurrence for workers’ compensation, $0.1 million per occurrence for property and up to $0.5 million for medical claims. The Company is insured for losses in excess of these limits.

The Company has accrued approximately $21.1 million and $20.5 million related to workers’ compensation claims at March 31, 2011 and 2010, respectively.  The amounts recognized are presented in Accrued expenses in the Consolidated Balance Sheet.  The liability related to workers’ compensation claims, both those reported to the Company and those incurred but not yet reported, is estimated based on actuarial estimates and loss development factors and the Company’s historical loss experience.

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

Over the years, the Company has been named as a defendant, along with numerous other defendants, in lawsuits in various state courts in which plaintiffs have alleged injury due to exposure to asbestos-containing brakes, which Carlisle manufactured in limited amounts between the late-1940’s and the mid-1980’s.  In addition to compensatory awards, these lawsuits may also seek punitive damages.

Other than the matter described below, to date, the Company has obtained dismissals or settlements of its asbestos-related lawsuits with no material effect on its financial condition, results of operations or cash flows.  The Company maintains insurance coverage that applies to a portion of certain of the Company’s defense costs and payments of settlements or judgments in connection with asbestos-related lawsuits.

On December 22, 2010, the Company settled a case involving alleged asbestos-related injury.  The total amount of the award and related loss, inclusive of insurance recoveries, was approximately $5.8 million, which was recorded in discontinued operations in the fourth quarter of 2010, as the related alleged asbestos-containing product was manufactured by the Company’s former on-highway brake business.

Based on an ongoing evaluation, including the above matter, the Company believes that the resolution of its remaining pending asbestos claims will not have a material impact on the Company’s financial condition, results of operations, or cash flows, although these matters could result in the Company being subject to monetary damages, costs or expenses, and charges against earnings in particular periods.

From time-to-time the Company may be involved in various other legal actions arising in the normal course of business. In the opinion of management, the ultimate outcome of such actions will not have a material adverse effect on the consolidated financial position of the Company, but may have a material impact on the Company’s results of operations for a particular period. There were no material legal expenses recognized during the first quarter of 2011 and 2010.

Environmental Matters

The Company is subject to increasingly stringent environmental laws and regulations, including those relating to air emissions, wastewater discharges, chemical and hazardous waste management and disposal. Some of these environmental laws hold owners or operators of land or businesses liable for their own and for previous owners’ or operators’ releases of hazardous or toxic substances or wastes. Other environmental laws and regulations require the obtainment and compliance with environmental permits. To date, costs of complying with environmental, health and safety requirements have not been material.  The nature of the Company’s operations and its long history of industrial activities at certain of its current or former facilities, as well as those acquired could potentially result in material environmental liabilities.

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

Note 14 - Segment Information

The Company manages and reports its results under the following segments:

•                  Carlisle Construction Materials: The principal products of this segment are rubber (EPDM) and thermoplastic polyolefin (TPO) roofing membranes used predominantly on non-residential low-sloped roofs, related roofing accessories, including flashings, fasteners, sealing tapes, coatings and waterproofing, and insulation products. The markets served include new construction, re-roofing and maintenance of low-sloped roofs, water containment, HVAC sealants, and coatings and waterproofing.

•                  Carlisle Transportation Products: The principal products of this segment include bias-ply, steel belted radial trailer tires, stamped or roll-formed steel wheels, tires, and tire and wheel assemblies, as well as industrial belts and related components.  The markets served include lawn and garden, power sports, agriculture, and construction.

•                  Carlisle Brake & Friction: The principal products of this segment include high-performance brakes and friction material, clutches and transmissions for the mining, construction, aerospace, agriculture, high-performance racing, and alternative energy markets.

•                  Carlisle Interconnect Technologies: The principal products of this segment are high-performance wire, cable, connectors and cable assemblies, including RF/microwave connectors and cable assemblies primarily for the aerospace, defense electronics, and test and measurement equipment markets.

•                  Carlisle Foodservice Products: The principal products of this group include commercial and institutional foodservice permanentware, table coverings, cookware, catering equipment, fiberglass and composite material trays and dishes, industrial brooms, brushes, mops and rotary brushes for commercial and non-commercial foodservice operators, healthcare, and sanitary maintenance professionals.

Sales, EBIT, and assets of continuing operations by reportable segment are included in the following summary:

Three Months Ended March 31,	2011			2010
In millions	Sales(1)	EBIT	Assets(2)	Sales(1)	EBIT	Assets(2)
Carlisle Construction Materials	$251.3	$18.0	$607.4	$216.5	$19.3	569.9
Carlisle Transportation Products	209.1	15.0	586.9	189.6	11.5	531.4
Carlisle Brake & Friction	110.8	18.2	675.5	22.5	2.1	82.6
Carlisle Interconnect Technologies	65.7	8.9	409.3	61.9	7.8	396.9
Carlisle FoodService Products	56.7	5.5	214.8	56.8	6.5	214.9
Corporate	—	(10.4)	85.6	—	(8.4)	106.6
Total	$693.6	$55.2	$2,579.5	$547.3	$38.8	$1,902.3

(1) Excludes intersegment sales

(2) Corporate assets include assets of discontinued operations not classified as held for sale

A reconciliation of assets reported above to total assets as presented on the Company’s Consolidated Balance Sheets is as follows:

March 31,
2011
Assets per table above	$2,579.5
Assets held for sale of discontinued operations	1.6
Total Assets per Consolidated Balance Sheet	$2,581.1

Note 15 - Income Taxes

The effective income tax rate on continuing operations for the three months ended March 31, 2011 was 33.5% compared to an effective income tax rate of 37.4% for the three months ended March 31, 2010.  The effective tax rate of 33.5% varies from the statutory rate with the United States of 35.0% due primarily to the deduction attributable to U.S. production activities, earnings in foreign jurisdictions taxed at rates different from the statutory U.S. federal rate and tax credits.

Note 16 - Earnings Per Share

The following reflects the Income from continuing operations and share data used in the basic and diluted earnings per share computations using the two-class method:

	Three Months Ended
	March 31,
In millions, except share and per share amounts	2011	2010

Numerator:

Income from continuing operations	$33.3	$23.1
Less: dividends declared - common stock outstanding, unvested restricted shares and restricted share units	(10.5)	(9.8)
Undistributed earnings	22.8	13.3
Percent allocated to common shareholders (1)	99.0%	98.9%
	22.6	13.1
Add: dividends declared - common stock	10.4	9.7
Numerator for basic and diluted EPS	$33.0	$22.8

Denominator (in thousands):
Denominator for basic EPS: weighted-average common shares outstanding	61,134	60,706
Effect of dilutive securities:
Performance awards	209	102
Stock options	838	704
Denominator for diluted EPS: adjusted weighted average common shares outstanding and assumed conversion	62,181	61,512

Per share income from continuing operations:
Basic	$0.54	$0.38
Diluted	$0.53	$0.37

(1) Basic weighted-average common shares outstanding	61,134	60,706
Basic weighted-average common shares outstanding, unvested restricted shares expected to vest and restricted share units	61,769	61,412
Percent allocated to common shareholders	99.0%	98.9%

To calculate earnings per share for the Income from discontinued operations and for Net income, the denominator for both basic and diluted earnings per share is the same as used in the above table.  The Income from discontinued operations and Net income were as follows:

	Three Months Ended
	March 31,
In millions	2011	2010

Income from discontinued operations attributable to common shareholders for basic and diluted earnings per share	$0.1	$1.2

Net income attributable to common shareholders for basic and diluted earnings per share	$33.1	$24.0

In the first quarter of 2011 and 2010, options to purchase 1,330,855 and 1,305,920 underlying shares of common stock, respectively, were excluded from the computation of diluted earnings per share because the average market price for the period exceeded the options’ related exercise prices.

Note 17 - Comprehensive Income

Total comprehensive income consisted of the following:

	Three Months Ended
	March 31,
In millions	2011	2010

Net income	$33.4	$24.3
Other comprehensive income (loss):
Foreign currency translation, net of tax	3.6	(2.3)
Minimum pension liability, net of tax	0.7	0.4
Loss on hedging activities, net of tax	(0.1)	(0.1)
Other comprehensive income (loss)	4.2	(2.0)
Comprehensive income	$37.6	$22.3

Loss on hedging activities, net of tax included in Other comprehensive (loss) income for the three months ended March 31, 2011 represented the amortization of a $5.6 million ($3.5 million, net of tax) gain in Accumulated other comprehensive loss resulting from the termination of treasury lock contracts on August 15, 2006.  At March 31, 2011, the Company had a remaining unamortized gain of $3.0 million ($1.9 million, net of tax) which is reflected in Accumulated other comprehensive loss on the Company’s Consolidated Balance Sheets. Approximately $0.4 million ($0.3 million, net of tax) is expected to be amortized to reduce Interest expense, net during the remainder of 2011.

Note 18 - Exit and Disposal Activities

The following table represents the effect of exit and disposal activities related to continuing operations on the Company’s Consolidated Statements of Earnings for the three months ended March 31, for 2011 and 2010, respectively:

	First Quarter
In millions	2011	2010
Cost of goods sold	$2.4	$2.8
Research and development expenses	—	0.1
Total exit and disposal costs	$2.4	$2.9

Exit and disposal activities by type of charge were as follows:

	First Quarter
In millions	2011	2010
Termination benefits	$0.3	$1.9
Other associated costs	2.1	1.0
Total exit and disposal costs	$2.4	$2.9

Exit and disposal accrual activities for the quarter ended March 31, 2011 were as follows:

In millions	Severance Costs	Other Associated Costs	Total
Balance at December 31, 2010	$3.1	$1.1	$4.2
2011 charges to expense and adjustments	0.3	2.1	2.4
2011 usage	(2.6)	(2.5)	(5.1)
Balance at March 31, 2011	$0.8	$0.7	$1.5

Exit and disposal activities by segment were as follows:

	First Quarter
In millions	2011	2010
Total by segment
Carlisle Transportation Products	$2.0	$2.0
Carlisle Brake & Friction	0.4	0.3
Carlisle Interconnect Technologies	—	0.6
Total exit and disposal costs	$2.4	$2.9

Carlisle Transportation Products — During the first three months of 2011, the Company incurred $2.0 million of exit and disposal costs, consisting of $1.7 million of relocation expenses and $0.3 million of employee termination costs, associated with the consolidation of its tire manufacturing operations in Heflin, AL, Carlisle, PA and portions of Buji, China into a new facility in Jackson, TN.  The consolidation of these operations began in the third quarter of 2009 and is expected to cost approximately $19.7 million in total, of which $18.9 million has been incurred through March 31, 2011, and $0.8 million is expected to be incurred in the second quarter of 2011.  The consolidation was substantially completed in the first quarter of 2011; however additional activities related to the closure of facilities no longer in use will be completed in the second quarter of 2011.  Included in Accrued expenses at March 31, 2011 was $1.3 million related to unpaid severance, moving and relocation and other costs.

Carlisle Brake & Friction — In the fourth quarter of 2009, within its off-highway braking business, the Company announced plans to close its friction product manufacturing facility in Logansport, IN and to consolidate operations into its locations in Hangzhou, China and Bloomington, IN. This consolidation was substantially completed in the fourth quarter of 2010; however, additional activities related to the closure of the facility are expected to be completed in the second quarter of 2011.  The total cost of this consolidation project is estimated at $5.2 million. Costs incurred in the first quarter of 2011 related to this consolidation were $0.4 million, reflecting other costs to transfer equipment and relocate employees.  As of March 31, 2011, a $0.2 million liability exists for unpaid exit and disposal costs related to the consolidation of the Logansport, IN facility.

Carlisle Interconnect Technologies — In the fourth quarter of 2009, the Company announced that it would consolidate its Vancouver, WA facility into its facilities in Long Beach, CA and Yichang, China and close its Vancouver facility. This consolidation was completed during the third quarter 2010.  The Company recorded $0.6 million of expense during the first quarter 2010 primarily consisting of employee termination costs and other relocation costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Carlisle Companies Incorporated (“Carlisle”, the “Company”, “we” or “our”) is a diversified manufacturing company focused on achieving profitable growth internally through new product development, product line extensions, entering new markets and externally through acquisitions that complement our existing technologies, products and market channels. Carlisle manages its businesses under the following segments:

•                  Carlisle Construction Materials:  the “construction materials” business;

•                  Carlisle Transportation Products:  the “transportation products” business;

•                  Carlisle Brake & Friction:  the “brake and friction products” business

•                  Carlisle Interconnect Technologies:  the “interconnect technologies” business, and

•                  Carlisle FoodService Products:  the “foodservice products” business.

Carlisle is a diverse multi-national company with several manufacturing operations located throughout North America, Western Europe and the Asia Pacific region. Management focuses on maintaining a strong and flexible balance sheet, year-over-year improvement in sales, earnings before interest and income taxes (“EBIT”) margins and earnings, globalization, and reducing working capital (defined as Receivables, Inventories, net of Accounts payable) as a percentage of Net Sales.  Resources are allocated among the operating companies based on management’s assessment of their ability to obtain leadership positions and competitive advantages in the markets they serve.

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

Net sales increased 27% in the first quarter of 2011 compared to the same period in 2010.  The acquisition of Hawk reported in the Carlisle Brake & Friction segment contributed $76.2 million, or 14% to net sales in the first quarter of 2011.  For the first quarter of 2011, organic growth of 13% was primarily driven by a 11% increase in sales volumes across all segments with the exception of Carlisle FoodService Products. To a lesser extent, selling price increases primarily from the Transportation Products segment also contributed to higher net sales.  Fluctuations in foreign currency exchange rates had a negligible impact in the first quarter of 2011 on net sales.

Income from continuing operations, net of tax, of $33.3 million was 44% higher in the first quarter of 2011 as compared to income of $23.1 million in the first quarter of 2010.  Income in the first quarter was positively impacted by the positive after-tax contribution from the Hawk acquisition, higher sales volumes, increased selling prices and reduced operating costs attributable to efficiencies gained through the implementation of the Carlisle Operating System.  Partially offsetting this positive impact was the negative impact of significantly higher raw material costs experienced in the first quarter of 2011 compared to the prior year period.

The Company expects organic sales growth to continue for the remainder of the year; however uncertainty regarding higher raw material costs, global market conditions and economic recovery could place negative pressure on earnings in future periods. The earthquake and tsunami in Japan which occurred in March 2011 did not have an immediate material negative impact on any of the Company’s businesses in terms of sales, operations or supply; however, the longer term impact on the Company’s businesses is unknown.

The Company’s effective income tax rate for the first quarter of 2011 of 33.5% compared to a rate of 37.4% for the first quarter of 2010.  The higher effective income tax rate for the first quarter of 2010 was primarily attributable to a prior year adjustment accounted for on a discrete basis.

Sales and Earnings

Net Sales

	First Three Months			Acquisition	Volume	Price	Product	Exchange
(in millions)	2011	2010	Change	Effect	Effect	Effect	Mix Effect	Rate Effect

Net Sales	$693.6	$547.3	26.7%	13.9%	10.7%	2.1%	-0.2%	0.2%

Net sales increased 27% in the first quarter of 2011 compared to the same period in 2010.  The acquisition of Hawk reported in the Carlisle Brake & Friction segment contributed $76.2 million, or 14%, to net sales in the first quarter of 2011.  The Company experienced organic growth in its Brake & Friction and Construction Materials segments of 52% and 16%, respectively, reflecting significantly increased demand in construction and mining markets overseas and continued growth in the U.S. commercial re-roofing market.  The Transportation Products segment achieved organic growth of 10%, reflecting higher selling prices and improved demand in the construction and agriculture, high speed trailer, and outdoor power equipment end markets.  The Interconnect Technologies segment’s organic growth of 6.1% reflected continued growth in demand for its aerospace applications offset by modest declines in the military end market.  Sales in the FoodService Products segment were relatively flat in the first quarter of 2011 as compared to the prior year.

Gross Margin

	First Three Months
(in millions)	2011	2010	Change

Gross profit	$147.1	$112.0	31.3%

Gross margin	21.2%	20.5%

The improvement in gross margin (gross profit expressed as a percentage of net sales) during the first quarter 2011 from the prior period primarily resulted from positive contribution from the Hawk acquisition.  The higher margin impact from organic sales growth, selling price increases and efficiency gains from the Carlisle Operating System was offset by the negative impact from significantly higher raw material costs for crude-oil derivative materials and metals such as steel, copper and silver.

Selling and Administrative Expenses

	First Three Months
(in millions)	2011	2010	Change

Selling & Administrative	$85.7	$69.4	23.5%

As a percentage of net sales	12.4%	12.7%

Selling and administrative expenses in the first quarter of 2011 included $7.3 million related to the Hawk acquisition in the Brake & Friction segment.  In addition to the impact of acquisitions, selling and administrative expenses rose in connection with organic sales volume growth, investments in new product and market expansion and, to a lesser extent, expansion efforts in Asia Pacific.

Research and Development Expenses

	First Three Months
(in millions)	2011	2010	Change

Research and Development	$7.0	$4.4	59.1%

As a percentage of net sales	1.0%	0.8%

The increase in research and development expenses in the first quarter of 2011 included $1.2 million of expenses related to the Hawk acquisition in the Brake & Friction segment, as well as higher costs associated with the Company’s efforts to expand new product development for future growth opportunities.

EBIT (Earnings Before Interest and Taxes)

	First Three Months
(in millions)	2011	2010	Change

EBIT	$55.2	$38.8	42.3%

EBIT Margin	8.0%	7.1%

EBIT in the first quarter of 2011 was higher than the prior year due to the contribution from the Hawk acquisition of $13.3 million in the first quarter of 2011, higher organic sales volume in all segments with the exception of Carlisle FoodService Products and reduction in operating costs attributable to efficiencies gained through the Carlisle Operating System.  Partially offsetting these impacts were the negative impact of higher raw materials costs incurred primarily in the Construction Materials and Transportation Products segments and, to a lesser extent, higher operating expense from investments in research and development and product and market expansion efforts.  Plant restructuring charges in the first quarter of 2011 of $2.4 million compared to plant and corporate restructuring charges of $2.9 million during the first quarter of 2010.

Interest Expense

	First Three Months
(in millions)	2011	2010	Change

Gross interest expense	$5.3	$2.0
Interest Income	(0.2)	(0.1)
Interest Expense, net	$5.1	$1.9	168.4%

The increase in interest expense for the first quarter of 2011 reflects higher outstanding debt levels in comparison to the respective prior year period.  In December 2010, the Company issued $250 million 5.125% senior unsecured notes due 2020 in connection with its acquisition of Hawk and incurred $3.1 million in interest expense during the first quarter 2011 for these notes.

Income Taxes

	First Three Months
(in millions)	2011	2010	Change

Income tax expense	$16.8	$13.8	21.7%

Effective tax rate	33.5%	37.4%

The Company’s effective tax rate varies from the statutory rate within the United States of 35% due primarily to the deduction attributable to U.S. production activities, state tax requirements, earnings in foreign jurisdictions taxed at rates different from the statutory U.S. federal rate, and tax credits.  The effective income tax rate for the three months ended March 31, 2010 of 37.4% was primarily attributable to a prior year adjustment accounted for on a discrete basis in the first quarter of 2010.

Income from Continuing Operations and Net Income

	First Three Months
(in millions)	2011	2010	Change
Income from continuing operations, net of tax	$33.3	$23.1	44.2%

EPS
Basic	$0.54	$0.38	42.1%
Diluted	$0.53	$0.37	43.2%

	First Three Months
(in millions)	2011	2010	Change

Net Income	$33.4	$24.3	37.4%

EPS
Basic	$0.54	$0.40	35.0%
Diluted	$0.53	$0.39	35.9%

The increases in income from continuing operations, net of tax, and in net income in the first quarter of 2011 were primarily attributable to higher earnings from the overall core operations and the after-tax contribution of the Hawk acquisition on earnings.

Acquisitions

On December 1, 2010, the Company completed the acquisition of all of the outstanding equity of Hawk Corporation (“Hawk”) for a total cash purchase price of $414.1 million.  Hawk is a leading worldwide supplier of friction materials for brakes, clutches and transmissions.  With this acquisition, the Company created a comprehensive global braking solutions platform enabling it to provide a broader line of attractive products and increasing exposure to key emerging markets such as China, Brazil and India. Together with Carlisle’s core industrial brake and friction product line, Hawk became part of the Carlisle Brake & Friction segment.  As of March 31, 2011, the preliminary amount of goodwill recorded related to the acquisition of Hawk was approximately $215 million.  See Note 7 for further information regarding the acquisition of Hawk.

Financial Reporting Segments

Carlisle Construction Materials (“CCM”)

	First Three Months
			Change	Change
(in millions)	2011	2010	$	%

Net Sales	$251.3	$216.5	$34.8	16.1%

EBIT	$18.0	$19.3	$(1.3)	-6.7%

EBIT Margin	7.2%	8.9%

Net sales in the Construction Materials segment during the first quarter of 2011 increased by 16%, reflecting an increase in sales volume.  CCM continues to experience higher demand for its re-

roofing applications. The Company has announced selling price increases for the second quarter of 2011 to address the continued increased cost of raw material costs.

The decline in EBIT margin (EBIT expressed as percentage of net sales) during the first quarter was primarily attributable to significantly higher raw material costs impacted by the increase in crude oil pricing and, to a lesser extent, increased selling expenses from expansion into new product markets and energy efficient roofing solutions.  Higher raw material costs were partially offset by higher sales volume and expense savings from the Carlisle Operating System and other cost reduction efforts.

Net sales and EBIT are generally higher for this segment in the second and third quarters of the year due to increased construction activity during these periods. CCM has seen improvement in demand in the reroofing market and reroofing currently constitutes approximately 85% of its commercial roofing activity.  In contrast to new construction, the re-roofing market is less cyclical and relatively more stable due to the large base of installed roofs requiring replacement in a given year.  Furthermore, the market for new commercial construction has shown indications of reversing previous declines to a very modest extent.  However, the commercial roofing market continues to face uncertainties, including those regarding the economic recovery, continued weakness in the new construction market and expected reduction in government stimulus spending.  Raw material costs are significantly higher than the prior year and there is concern over continued raw material inflation, and limited supply of certain key raw materials.  CCM’s ability to recover additional raw material costs through price increases or surcharges is subject to significant price competition.

Carlisle Transportation Products (“CTP”)

	First Three Months
			Change	Change
(in millions)	2011	2010	$	%

Sales	$209.1	$189.6	$19.5	10.3%

EBIT	$15.0	$11.5	$3.5	30.4%

EBIT Margin	7.2%	6.1%

In the first quarter of 2011, organic sales increased by 10%, reflecting a 6% increase in selling prices that were implemented in connection with increasing raw material costs and an increase in sales volumes from higher demand. CTP achieved organic sales growth in all of its major product lines driven by higher orders from original equipment manufacturers, most notably growth of 16% within its agriculture and construction product line, 14% within its high speed trailer product line and an 8% increase in its outdoor power equipment product line.  The impact of foreign exchange rates had a less than 1% positive impact on net sales.

The improvement in EBIT margin from 6.1% in the first quarter of 2010 to 7.2% in the first quarter of 2011 was attributable to higher sales volume, increased selling prices and efficiencies from the Carlisle Operating System and other cost savings initiatives, which were partially offset by higher raw material costs.  During the first quarter 2011, CTP experienced significant raw material cost increases including 51% for natural rubber, 27% in synthetic rubber and 16% for hot rolled steel sheet, over the prior year period, which could negatively impact earnings in future periods.  Restructuring expenses of $2.0 million in the first quarter of 2011 were consistent with the first quarter of 2010.

During the first three months of 2011, the Company had one on-going consolidation project within the Transportation Products segment reflecting its remaining restructuring action in a multi-year effort to lower its manufacturing and warehousing footprint to reduce costs and streamline its operations.  In the third quarter of 2009, the Company announced plans to consolidate its tire manufacturing operations in Heflin, AL, Carlisle, PA, and portions of Buji, China into a new facility in Jackson, TN purchased in the third quarter of 2009. The consolidation of tire manufacturing operations into Jackson, TN was substantially completed during the first quarter of 2011 with some remaining activities expected during the second quarter of 2011 related to closure of facilities no longer in use and start-up costs for the ramp up of production in the Jackson facility.

The Company expects the total cost of this consolidation will be approximately $19.7 million, of which $18.9 million has been incurred through March 31, 2011, and $0.8 million is expected to be incurred in the second quarter of 2011. During the three months ended March 31, 2011, the Company recorded $2.0 million in exit and disposal costs, including $1.7 million of costs to relocate equipment and employees and $0.3 million in employee termination costs.

Cost savings related to the tire manufacturing consolidation into Jackson, TN, primarily resulting from the reduction of operating costs, are expected to approximate $16 million per year by 2012.  An estimated $8 million is expected to be realized in 2011, and an additional $8 million is estimated to be realized in 2012.  In addition, the Company expects savings during 2011 of $4 million related to other consolidations of tire and wheel operations that were completed during 2010.

Net sales and EBIT are generally higher in the first six months of the year due to peak sales volumes in the outdoor power equipment product lines. The Company expects sales growth to continue at levels similar to the growth levels realized in the first quarter of 2011, reflecting the strengthening seen in end markets.  However, raw material costs remain at levels higher than the prior year which could continue to pressure earnings as well as impact customer demand.  While selling price actions to date have mitigated a portion of the impact of rising raw material costs, attempts to recover additional raw material costs through additional price increases or surcharges are subject to significant price competition.

The current restructuring activities to consolidate tire manufacturing facilities into a start-up manufacturing facility in Jackson, TN could cause additional disruptions to customers or result in additional start-up costs. CTP could also be negatively impacted by cost and availability of shipping channels and the amount of time required to ship product manufactured in China.

In addition, the Company could be negatively impacted by the U.S Customs Matter described in Note 13.

Carlisle Brake & Friction (“CBF”)

	First Three Months
			Change	Change
(in millions)	2011	2010	$	%

Sales	$110.8	$22.5	$88.3	392.4%

EBIT	$18.2	$2.1	$16.1	766.7%

EBIT Margin	16.4%	9.3%

The acquisition of Hawk in the first quarter of 2011 contributed $76.2 million, or 339%, to net sales and $13.3 million to EBIT.  EBIT contribution from Hawk was net of $1.7 million related to the recognition of inventory purchase price adjustments into expense as well as $3.0 million for recurring incremental depreciation and amortization expense under purchase price accounting.  Sales and EBIT for Hawk during the first quarter 2011 reflected strong demand for friction products used in the global market for off-highway applications and the positive impact of integration efforts to reduce operating expense at the legacy Hawk business.

In addition to the contribution from Hawk, organic sales growth for CBF increased in 2011 by 52%, reflecting an increase in sales volumes of CBF’s core off highway braking systems consistent with the increase in the demand experienced by Hawk and reflecting a 203% increase in sales outside the United States.   The impact of foreign exchange rates had a positive impact of 1.8% on CBF’s change in net sales for its core braking business in the first quarter of 2011.

EBIT margin for the combined CBF segment increased by 710 basis points, reflecting the margin contribution from Hawk and earnings growth of 133% from the core braking operation, primarily resulting from organic sales growth.  Sales and earnings for CBF’s Japan Power Brake business in Atsuji, Japan were not negatively impacted by the March 2011 earthquake and tsunami in that country during the first quarter 2011 although the longer term impact of the disaster in Japan on operations and on demand for CBF’s products in the Asia Pacific region is not known.

The outlook for the markets in which the CBF serve are favorable due to the expected growth rates in the global off-highway construction, mining and agriculture markets and current strength in end market commodities fueling demand in the mining sector.  Sales and EBIT in future periods could be impacted if there is a downturn in global economic conditions or curtailment in non-US government spending programs.  Rising inflation in emerging markets such as China could cause these countries to put in measures to temper growth.  The Company also faces increased raw material costs for materials such as steel and copper and the ability to recover additional costs through selling price actions is unknown.  While efforts to integrate the core brake operations with Hawk have been successful to date, the Company may have difficulty with further integration efforts due to the high demand in volume in all markets served by the CBF segment, impacting the extent to which synergy savings are fully realized during 2011.

Carlisle Interconnect Technologies (“CIT”)

	First Three Months
			Change	Change
(in millions)	2011	2010	$	%

Sales	$65.7	$61.9	$3.8	6.1%

EBIT	$8.9	$7.8	$1.1	14.1%

EBIT Margin	13.5%	12.6%

Net sales increase of 6.1% by CIT in the first quarter of 2011 primarily reflected growth of products sold in the aerospace market of 10%, offset by a 6% decline in demand for the Company’s military applications.  Sales growth within the aerospace product line primarily reflected increased sales from legacy Boeing programs and higher demand for in-flight entertainment applications offset by declines in sales for the Boeing 787 program due to production delays at Boeing.  Boeing’s release schedule for the 787 announced during the first quarter 2011 reflected a delay of approximately 6 months. The decline in sales to the military market experienced by CIT was impacted by delays related to the U.S. government defense budget.

Despite significantly higher raw material costs for copper and silver, EBIT margin improved to 13.5% in the first quarter 2011 compared to 12.6% in the first quarter 2010, reflecting higher sales volume, efficiency savings from the Carlisle Operating System and savings from plant consolidations completed during 2010.

Despite the announced delay for the Boeing 787 program, the long-term growth prospects of the overall markets served by this segment remain favorable due to the continued emphasis on specialized products and increasing demand for integration of cable, connector and assembly content within aircraft and other applicable systems.  However, potential further delays or cancelations in new airplane manufacturing schedules and the impact of potential defense budget cuts could have a negative impact on future results.  In addition, further increases in the cost of raw materials could continue to pressure earnings in this segment.

Carlisle FoodService Products (“CFS”)

	First Three Months
			Change	Change
(in millions)	2011	2010	$	%

Sales	$56.7	$56.8	$(0.1)	-0.2%

EBIT	$5.5	$6.5	$(1.0)	-15.4%

EBIT Margin	9.7%	11.4%

Selling price increases introduced at the beginning of 2011 in the CFS segment to address increased raw material costs were offset by sales volume reductions, which were lower due to continued weakness in the foodservice market. The decline in EBIT margin from 11.4% in the first quarter of 2010 to 9.7% in the first quarter of 2011 at CFS reflected higher raw material and freight costs in 2011 partially offset by the realization of selling price increases.

The foodservice products business is generally not subject to seasonal demand.  Foodservice traffic growth is anticipated to remain slow throughout 2011 reflecting continued high unemployment and inflationary gas prices.  In addition, the Company continues to face increasing raw material costs.  Pricing actions were announced effective January 1, 2011.  While the Company has been successful in its ability to recover raw material increases through increase selling prices in the past, the success of this and future price increases remain uncertain.

Corporate expense

	First Three Months
(in millions)	2011	2010	Change

Corporate expenses	$(10.4)	$(8.4)	-23.8%

As a percentage of net sales	-1.5%	-1.5%

The change in corporate expense primarily reflects higher foreign currency exchange rate losses incurred during the first quarter of 2011 as compared to the first quarter of 2010.

Liquidity and Capital Resources

As of March 31, 2011, the Company had $104.2 million of cash on hand, of which $81.8 million was located in wholly owned subsidiaries of the Company outside the United States.

Sources and Uses of Cash

	Three Months Ended March 31,
In millions	2011	2010
Net cash used in operating activities	$(0.3)	$(16.9)
Net cash (used in) provided by investing activities	(16.4)	17.0
Net cash provided by (used in) financing activities	29.6	(9.3)
Effect of exchange rate changes on cash	1.9	(0.5)
Change in cash and cash equivalents	$14.8	$(9.7)

The reduction in net cash used by operating activities from the first three months of 2010 to the first three months of 2011 primarily reflected the improvement in net earnings for the comparative periods. Cash used for working capital and other assets and liabilities of $60.5 million for the first three months of 2011 compared to cash used of $56.7 million for the first three months of 2010.  Cash used for working capital and other assets and liabilities in 2011 primarily reflected an increase in receivables and inventory due to higher sales activity, payment of customer volume-related rebates and payment of $5.8 million for a settlement reached during the fourth quarter 2010 for an asbestos-related injury.

The Company views the ratio of its average working capital balances (defined as the average of the quarter end balances of receivables, plus inventory less accounts payable) as a percentage of annualized sales (defined as year-to-date net sales calculated on an annualized basis) as an important measure of its ability to effectively manage its cash requirements in relation to changes in sales activity.  For the first three months of 2011, average working capital as a percentage of annualized sales was 23.4%, as compared to a percentage of 23.5% for the first three months of 2010.

Cash used for investing activities was $16.4 million for the first three months of 2011, compared to cash provided of $17.0 million for the first three months of 2010. Capital expenditures were $16.9 million in the first three months of 2011 compared to capital expenditures of $8.4 million in the first three months of 2010 reflecting higher investment activity by all segments and $1.7 million capital expenditures at Hawk. During the first three months of 2010, the Company received proceeds from the sale of the refrigerated truck bodies business on February 2, 2010 of $20.3 million and proceeds of $4.9 million from the sale of two facilities in discontinued operations.

Cash provided by financing activities of $29.6 million for the first three months of 2011 primarily reflects $100 million in proceeds from borrowings under the Company’s revolving credit facility offset by the redemption of senior unsecured notes assumed in the Hawk acquisition for $59 million and $10.5 million for the payment of dividends. Cash used by financing activities of $9.3 million for the first three months of 2010 primarily reflects the payment of dividends.

Debt Instruments, Guarantees and Covenants

At March 31, 2011 the Company had $359 million available under its $500 million revolving credit facility. The revolving credit facility provides for grid-based interest pricing based on the credit rating of the Company’s senior unsecured bank debt or other unsecured senior debt and the Company’s utilization of the facility.  The facility requires the Company to meet various restrictive covenants and limitations including certain net worth, cash flow ratios and limits on outstanding debt balances held by certain subsidiaries.  The Company was in compliance with all covenants and limitations in 2011 and 2010. The average interest rate of borrowings under the revolving credit facility during the first quarter 2011 was 0.61%.

The Company also maintains a $55 million uncommitted line of credit, all of which was available at March 31, 2011.

On December 9, 2010, the Company completed a public offering of $250.0 million of notes with a stated interest rate of 5.125% due December 15, 2020 (the “2020 Notes”).  The 2020 Notes were issued at a discount of approximately $1.1 million, resulting in proceeds to the Company of approximately $248.9 million.   Interest on the 2020 Notes will be paid each June 15 and December 15, commencing on June 15, 2011.  The proceeds were utilized to re-pay borrowings under the Company’s Revolving Credit Facility that were used to partially finance the acquisition of Hawk.

In connection with the acquisition of Hawk on December 1, 2010, the Company assumed Hawk’s 8.75% senior notes due November 1, 2014 (the “Hawk senior notes”).  On January 10, 2011, the Company redeemed all of the outstanding Hawk senior notes for approximately $59.1 million, of which $57.1 million related to the outstanding principal amount, $1.9 million related to an early redemption premium, and $0.1 million for accrued and unpaid interest.  The Company redeemed the Hawk senior notes using borrowings under its revolving credit facility.

Both the Company’s $150 million senior unsecured notes due 2016 and its $250 million senior unsecured notes due 2020 are rated BBB by Standard & Poor’s and Baa2 by Moody’s.  The Company views its debt to capital ratio (defined as short-term debt plus long-term debt divided by the sum of total Shareholders’ equity, long-term debt and short-term debt) as an important indicator of its ability to utilize debt in financing acquisitions. As of March 31, 2011, the Company’s debt to capital ratio was 27%.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes in the Company’s market risk for the period ended March 31, 2011. For additional information, refer to Item 7A of the Company’s 2010 Annual Report on Form 10-K.

Item 4. Controls and Procedures

(a) Under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation and as of March 31, 2011, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective.

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

Over the years, the Company has been named as a defendant, along with numerous other defendants, in lawsuits in various state courts in which plaintiffs have alleged injury due to exposure to asbestos-containing brakes, which Carlisle manufactured in limited amounts between the late-1940’s and the mid-1980’s.  In addition to compensatory awards, these lawsuits may also seek punitive damages.

Other than the matter described below, to date, the Company has obtained dismissals or settlements of its asbestos-related lawsuits with no material effect on its financial condition, results of operations or cash flows.  The Company maintains insurance coverage that applies to a portion of certain of the Company’s defense costs and payments of settlements or judgments in connection with asbestos-related lawsuits.

On December 22, 2010, the Company settled a case involving alleged asbestos-related injury.  The total amount of the award and related loss, inclusive of insurance recoveries, was approximately $5.8 million, which was recorded in discontinued operations in the fourth quarter of 2010, as the related alleged asbestos-containing product was manufactured by the Company’s former on-highway brake business.

Based on an ongoing evaluation, including the above matter, the Company believes that the resolution of its remaining pending asbestos claims will not have a material impact on the Company’s financial condition, results of operations, or cash flows, although these matters could result in the Company being subject to monetary damages, costs or expenses, and charges against earnings in particular periods.

From time-to-time the Company may be involved in various other legal actions arising in the normal course of business. In the opinion of management, the ultimate outcome of such actions will not have a material adverse effect on the consolidated financial position of the Company, but may have a material impact on the Company’s results of operations for a particular period. There were no material legal expenses recognized during the first quarter of 2011 and 2010.

Environmental Matters

The Company is subject to increasingly stringent environmental laws and regulations, including those relating to air emissions, wastewater discharges, chemical and hazardous waste management and disposal. Some of these environmental laws hold owners or operators of land or businesses liable for their own and for previous owners’ or operators’ releases of hazardous or toxic substances or wastes. Other environmental laws and regulations require the obtainment and compliance with environmental permits. To date, costs of complying with environmental, health and safety requirements have not been material.  The nature of the Company’s operations and its long history of industrial activities at certain of its current or former facilities, as well as those acquired could potentially result in material environmental liabilities.

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

April 26, 2011

	By:	/s/ Steven J. Ford
Name: Steven J. Ford
Title: Vice President and Chief Financial Officer