Form 10-Q
period 2011-06-30
CARLISLE COMPANIES INC
filed 2011-07-26
CIK 790051

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

Shares of common stock outstanding at July 20, 2011: 61,607,328

Item 1. Financial Statements

Carlisle Companies Incorporated

Unaudited Condensed Consolidated Statements of Earnings

	Second Quarter		First Six Months
(Dollars in millions, except per share amounts)	2011	2010	2011	2010

Net sales	$870.8	$687.6	$1,564.4	$1,234.9

Cost and expenses:
Cost of goods sold	687.1	544.0	1,233.6	979.3
Selling and administrative expenses	92.2	73.8	177.9	143.2
Research and development expenses	7.3	6.4	14.3	10.8
Other income, net	(1.2)	(0.6)	(2.0)	(1.2)

Earnings before interest and income taxes	85.4	64.0	140.6	102.8

Interest expense, net	4.9	1.8	10.0	3.7
Income before income taxes	80.5	62.2	130.6	99.1

Income tax expense	25.2	23.4	42.0	37.2
Income from continuing operations, net of tax	55.3	38.8	88.6	61.9

Discontinued operations
Income (loss) from discontinued operations	(1.3)	(0.4)	(1.2)	1.3
Income tax expense (benefit)	(0.6)	(0.2)	(0.6)	0.4
Income (loss) from discontinued operations, net of tax	(0.7)	(0.2)	(0.6)	0.9
Net income	$54.6	$38.6	$88.0	$62.8

Basic earnings per share attributable to common shares (1)
Income from continuing operations, net of tax	$0.89	$0.63	$1.43	$1.01
Income (loss) from discontinued operations, net of tax	(0.01)	—	(0.01)	0.02
Basic earnings per share	$0.88	$0.63	$1.42	$1.03

Diluted earnings per share attributable to common shares (1)
Income from continuing operations, net of tax	$0.87	$0.62	$1.40	$0.99
Income (loss) from discontinued operations, net of tax	(0.01)	—	(0.01)	0.02
Diluted earnings per share	$0.86	$0.62	$1.39	$1.01

Average shares outstanding - in thousands
Basic	61,449	60,832	61,293	60,811
Diluted	62,701	61,686	62,425	61,678

(1) Numerator for basic and diluted EPS based on “two class” method of computing earnings per share

Income from continuing operations	$54.8	$38.4	$87.7	$61.2
Net income	$54.1	$38.2	$87.2	$62.1

Dividends declared and paid	$10.6	$9.9	$21.1	$19.7
Dividends declared and paid per share	$0.17	$0.16	$0.34	$0.32

See accompanying notes to these Unaudited Condensed Consolidated Financial Statements

Carlisle Companies Incorporated

Consolidated Balance Sheets

	June 30,	December 31,
(Dollars in millions, except share and per share amounts)	2011	2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$99.1	$89.4
Receivables, less allowance of $10.0 in 2011 and $9.7 in 2010	571.4	391.0
Inventories	444.3	430.5
Deferred income taxes	46.4	45.7
Prepaid expenses and other current assets	46.7	60.3
Total current assets	1,207.9	1,016.9

Property, plant and equipment, net of accumulated depreciation of $564.5 in 2011 and $539.6 in 2010	527.4	533.4

Other assets:
Goodwill, net	664.0	667.1
Other intangible assets, net	291.5	297.9
Other long-term assets	10.0	12.6
Non-current assets held for sale	2.1	1.6
Total other assets	967.6	979.2

TOTAL ASSETS	$2,702.9	$2,529.5

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt, including current maturities	$100.8	$69.0
Accounts payable	273.2	195.4
Accrued expenses	148.0	174.9
Deferred revenue	16.9	17.1
Total current liabilities	538.9	456.4

Long-term liabilities:
Long-term debt	405.1	405.1
Deferred revenue	122.2	122.6
Other long-term liabilities	203.4	204.7
Total long-term liabilities	730.7	732.4

Shareholders’ equity:
Preferred stock, $1 par value per share. Authorized and unissued 5,000,000 shares	—	—
Common stock, $1 par value per share. Authorized 100,000,000 shares; 78,661,248 shares issued; 61,578,799 outstanding in 2011 and 61,024,932 outstanding in 2010	78.7	78.7
Additional paid-in capital	110.2	92.4
Cost of shares of treasury - 16,516,837 shares in 2011 and 17,011,676 shares in 2010	(219.9)	(221.6)
Accumulated other comprehensive loss	(31.9)	(38.1)
Retained earnings	1,496.2	1,429.3
Total shareholders’ equity	1,433.3	1,340.7

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,702.9	$2,529.5

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

Carlisle Companies Incorporated

Unaudited Consolidated Statements of Cash Flows

For the Six Months ended June 30, 2011 and 2010

(Unaudited)

	June 30,
(Dollars in millions)	2011	2010

Operating activities
Net income	$88.0	$62.8
Reconciliation of net income to cash flows from operating activities:
Depreciation	36.5	30.2
Amortization	9.1	6.1
Non-cash compensation	7.3	7.2
Loss (gain) on sale of property and equipment, net	0.8	(3.6)
Deferred taxes	(0.4)	(7.1)
Change in tax benefits from stock-based compensation	(3.0)	(1.5)
Foreign exchange gain	—	(1.2)
Changes in assets and liabilities, excluding effects of acquisitions and divestitures:
Current and long-term receivables	(179.7)	(123.5)
Inventories	(11.7)	(24.0)
Accounts payable and accrued expenses	48.8	70.7
Income taxes	15.2	4.9
Long-term liabilities	2.7	(0.1)
Other operating activities	0.1	(0.4)
Net cash provided by operating activities	13.7	20.5

Investing activities
Capital expenditures	(33.8)	(31.6)
Acquisitions, net of cash	(2.7)	—
Proceeds from sale of property and equipment	1.3	5.2
Proceeds from sale of investments	5.3	—
Proceeds from sale of business	—	20.3
Other investing activities	0.1	(0.2)
Net cash used in investing activities	(29.8)	(6.3)

Financing activities
Net change in short-term borrowings and revolving credit lines	90.9	(0.1)
Redemption of bonds	(59.0)	—
Dividends	(21.1)	(19.7)
Treasury shares and stock options, net	9.2	5.0
Change in tax benefits from stock-based compensation	3.0	1.5
Net cash provided by (used in) financing activities	23.0	(13.3)

Effect of exchange rate changes on cash	2.8	(0.6)
Change in cash and cash equivalents	9.7	0.3
Cash and cash equivalents
Beginning of period	89.4	96.3
End of period	$99.1	$96.6

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Carlisle Companies Incorporated (the “Company” or “Carlisle”) in accordance and consistent with the accounting policies stated in the Company’s Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements.  The unaudited condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States and, of necessity, include some amounts that are based upon management estimates and judgments, including adjustments of a normal recurring nature necessary to fairly present the financial statements for the interim periods presented herein. Results of operations for the second quarter and first six months of 2011 are not necessarily indicative of the operating results for the full year. The unaudited condensed consolidated financial statements include assets, liabilities, revenues, and expenses of all majority-owned subsidiaries.  Intercompany transactions and balances are eliminated in consolidation.

Note 2 — Reclassifications and Revisions

Certain reclassifications and revisions have been made to the previously filed information regarding the second quarter of 2010 included in the Company’s Current Report on Form 8-K filed on December 3, 2010 as follows:

•                  The segment disclosures pertaining to the second quarter of 2010 in Note 14 have been revised to reflect the creation, in the fourth quarter of 2010, of the Carlisle Brake & Friction (“CBF”) reportable segment as discussed in the Company’s 2010 Annual Report on Form 10-K.

Note 3 - New Accounting Pronouncements

New accounting standards adopted

There were no accounting standards adopted in the second quarter of 2011.

New accounting standards issued but not yet adopted

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, Presentation of Comprehensive Income.  ASU 2011-05 revises the manner in which entities present comprehensive income in their financial statements.  The new guidance removes the presentation options in Accounting Standards Codification (ASC) 220, Comprehensive Income, and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements.  The ASU does not change the items that must be reported in other comprehensive income. ASU 2011-05 will be effective for fiscal years and interim reporting periods within those years beginning after December 15, 2011.  The adoption will not have a material effect on the Company’s consolidated financial statements. There are currently no other accounting standards that have been issued that will have a significant impact on the Company’s financial position, results of operations and cash flows upon adoption.

Note 4 — Borrowings

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

Other Matters

At June 30, 2011, the fair value of the Company’s par value $250 million, 5.125% senior notes due 2020 and par value $150 million, 6.125% senior notes due 2016, using the Level 2 inputs, is approximately $253.6 million and $158.9 million, respectively. Fair value is estimated based on current yield rates plus the Company’s estimated credit spread available for financings with similar terms and maturities.  The Company estimates that the fair value of amounts outstanding under the revolving credit facility approximates its carrying value.

Note 5 - Fair Value Measurements

Recurring Fair Value Measurements

The fair value of the Company’s assets and liabilities measured at fair value on a recurring basis were as follows:

	Balance at June 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
In millions	2011	Level 1	Level 2	Level 3

Cash and cash equivalents	$99.1	$99.1	$—	$—
Short-term investments	0.5	0.5	—	—

Total	$99.6	$99.6	$—	$—

Note 6 — Stock-Based Compensation

During the three and six month periods ended June 30, 2011 and 2010, the Company expensed stock-based compensation awards under the 2008 Executive Incentive Program and the 2005 Nonemployee Director Equity Plan. A detailed description of the awards under these plans is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Stock-Based Compensation Expense

The compensation cost recorded for all of the Company’s share-based compensation plans during the second quarter and first six months of 2011 and 2010 was as follows:

	Second Quarter		First Six Months
(in millions, except per share amounts)	2011	2010	2011	2010
Pre-tax compensation expense	$3.5	$3.6	$7.3	$7.2

After-tax compensation expense	$2.2	$2.3	$4.7	$4.7

Impact on diluted EPS	$0.04	$0.04	$0.08	$0.08

Grants

In the first quarter of 2011, the Company awarded 631,855 stock options, 110,685 restricted stock awards and 108,075 performance share awards with an aggregate fair value of approximately $16.8 million to be expensed over the requisite service period for each award which generally equals the stated vesting period.

The grant date fair value of the 2011 restricted stock awards, which are released to the recipient after a period of three years, is based on the closing market price of the stock on the day of grant.

The grant date fair value of the 2011 stock options with a three-year graded vesting condition was estimated under the Black-Scholes-Merton formula using the following weighted-average assumptions:

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

There were no additional grants of stock-based compensation awarded in the second quarter of 2011.

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

The following schedule illustrates changes recorded to the preliminary purchase price allocation initially performed in the fourth quarter of 2010:

	Preliminary Allocation	Purchase Accounting Adjustments	Revised Allocation
(in millions)	12/31/2010	6/30/2011	6/30/2011

Cash consideration transferred:
Class A common stock	$388.0	$—	$388.0
Class A common stock options	24.6	—	24.6
Series D preferred stock	1.5	—	1.5

Total cash consideration transferred	$414.1	$—	$414.1

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash & cash equivalents	70.7	—	70.7
Short-term investments	5.3	—	5.3
Receivables	40.7	—	40.7
Inventories	45.1	—	45.1
Prepaid expenses and other current assets	12.9	—	12.9
Property, plant and equipment	74.7	(2.3)	72.4
Definite-lived intangible assets	92.5	—	92.5
Indifinite-lived intangible assets	55.1	—	55.1
Other long-term assets	5.9	—	5.9
Accounts payable	(30.6)	—	(30.6)
Accrued expenses	(33.7)	—	(33.7)
Long-term debt	(59.0)	—	(59.0)
Pension obligations	(2.3)	—	(2.3)
Deferred tax liabilities	(68.9)	—	(68.9)
Deferred revenue	(2.0)	—	(2.0)
Other long-term liabilities	(8.8)	2.8	(6.0)

Total identifiable net assets	197.6	0.5	198.1

Goodwill	$216.5	$(0.5)	$216.0

The adjustment to other long-term liabilities represents a reduction of tax liabilities on uncertain tax positions related to certain payments made in connection with the acquisition.  The adjustment to property, plant and equipment represents an updated valuation for those assets.

As of June 30, 2011, the fair values of the property, plant and equipment and other intangible assets are still considered preliminary and subject to change pending receipt of the final third-party valuations for those assets. Also, the related current and deferred tax balances are preliminary and subject to change pending receipt of additional information regarding the deductibility of certain payments made in connection with the acquisition and final assessment of the acquisition date fair values and tax basis of the acquired assets and assumed liabilities, including any uncertain tax positions.

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

The Company does not believe any such adjustments will result in a material change to the purchase price.

Total assets held for sale were as follows:

	June 30,	December 31,
In millions	2011	2010
Assets held for sale:
Thermoset molding operation	$1.0	$1.6
Tire and wheel business	1.1	—
Total assets held for sale	$2.1	$1.6

At June 30, 2011, the remaining assets of the thermoset molding operation consisted of the land and building it formerly occupied.  The assets held for sale by the tire and wheel business relate to the land and building from its Carlisle, PA facility, which was consolidated into its Jackson, TN facility in 2010.

Net sales and income (loss) before income taxes from discontinued operations were as follows:

	Second Quarter		First Six Months
In millions	2011	2010	2011	2010
Net sales:
Specialty trailer business	$—	$21.8	$—	$36.5
Refrigerated truck bodies business	—	—	—	4.6
Net sales from discontinued operations	$—	$21.8	$—	$41.1

Income (loss) from discontinued operations:
Specialty trailer business	$(0.2)	$0.2	$(0.3)	$(0.1)
Refrigerated truck bodies business	—	(0.2)	—	0.1
On-highway friction and brake shoe business	—	(0.3)	(0.2)	1.6
Thermoset molding operation	(0.7)	—	(0.7)	—
Automotive components	(0.4)	—	—	(0.1)
Systems and equipment	—	(0.1)	—	(0.2)
Income (loss) before income taxes from discontinued operations	$(1.3)	$(0.4)	$(1.2)	$1.3

Results for the thermoset molding operation for the three and six months ended June 30, 2011 include a $0.6 million write-down of the land and building.

Results of the on-highway friction and brake shoe business for the six months ended June 30, 2010 included a $2.1 million pretax gain on the sale of property.

Note 9 — Inventories

The Company is a diversified manufacturing entity comprised of multiple domestic and foreign operations manufacturing different products.  The First-in, First-out (“FIFO”) method was used to value inventories.

The components of inventories as of June 30, 2011 and December 31, 2010 were as follows:

	June 30,	December 31,
In millions	2011	2010
Finished goods	$251.2	$256.7
Work-in-process	55.1	46.7
Raw materials	135.3	124.0
Capitalized variances	33.3	28.1
Reserves	(30.6)	(25.0)
Inventories	$444.3	$430.5

Note 10 — Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2011 were as follows:

	Construction	Transportation	Brake and	Interconnect	FoodService	Disc.
In millions	Materials	Products	Friction	Technologies	Products	Ops	Total
Balance at January 1, 2011
Goodwill	$86.3	$155.5	$231.6	$188.9	$60.3	$47.4	$770.0
Accumulated impairment losses	—	(55.5)	—	—	—	(47.4)	(102.9)
	86.3	100.0	231.6	188.9	60.3	—	667.1
Purchase accounting adjustments	—	—	(0.5)	—	—	—	(0.5)
Currency translation	0.6	0.1	(3.3)	—	—	—	(2.6)
Goodwill	86.9	155.6	227.8	188.9	60.3	47.4	766.9
Accumulated impairment losses	—	(55.5)	—	—	—	(47.4)	(102.9)
Balance at June 30, 2011	$86.9	$100.1	$227.8	$188.9	$60.3	$—	$664.0

The Company’s other intangible assets at June 30, 2011 were as follows:

	Acquired	Accumulated	Net Book
In millions	Cost	Amortization	Value
Assets subject to amortization:
Patents	$58.1	$(8.8)	$49.3
Customer Relationships	194.4	(38.2)	156.2
Other	16.9	(9.6)	7.3
Assets not subject to amortization:
Trade names	78.7	—	78.7
Other intangible assets, net	$348.1	$(56.6)	$291.5

Estimated amortization expense for the remainder of 2011 and the next four years is as follows: $9.0 million remaining in 2011, $16.7 million in 2012, $15.7 million in 2013, $15.4 million in 2014 and $15.0 million in 2015.

The net book value of the Company’s Other intangible assets by reportable segment are as follows:

	June 30,	December 31,
In millions	2011	2010

Construction Materials	$15.8	$16.4
Transportation Products	2.7	0.2
Brake and Friction	147.2	151.3
Interconnect Technologies	86.3	89.0
FoodService Products	39.5	41.0
Total	$291.5	$297.9

Note 11 — Retirement Plans and Other Post-Retirement Benefits

Components of net periodic benefit cost were as follows:

	Pension and Other Post-Retirement Benefits
	Second Quarter		First Six Months
In millions	2011	2010	2011	2010
Service costs - benefits earned during the quarter	$1.3	$1.3	$2.6	$2.7
Interest cost on benefits earned in prior years	2.8	2.4	5.5	4.8
Expected return on plan assets	(3.7)	(3.2)	(7.3)	(6.4)
Amortization of:
Unrecognized net actuarial loss	1.1	0.7	2.3	1.3
Prior service costs	—	—	—	0.1
Net periodic benefit costs	$1.5	$1.2	$3.1	$2.5

The Company made $1.0 million in contributions to the pension plans during the quarter ended June 30, 2011.  The Company expects full year contributions to the pension plans to approximate $4.0 million in 2011.

The Company maintains defined contribution plans to which it has contributed $5.7 million during the six months ended June 30, 2011. Full year contributions are expected to approximate $11.3 million.

Note 12 — Other Long-Term Liabilities

The components of other long-term liabilities were as follows:

	June 30,	December 31,
In millions	2011	2010
Deferred taxes and other tax liabilities	$177.0	$179.4
Pension and other post-retirement obligations	17.6	18.3
Deferred compensation	6.1	5.6
Other	2.7	1.4
Other long-term liabilities	$203.4	$204.7

Note 13 — Commitments and Contingencies

Product Warranties

The Company offers various warranty programs on its products, primarily installed roofing systems, braking products, aerospace cables and assemblies, and foodservice equipment. The change in the Company’s aggregate product warranty liabilities, including accrued costs and loss reserves associated with extended product warranties for the period ended June 30 is as follows:

	June 30,
In millions	2011	2010
Beginning reserve	$20.8	$22.0
Liabilities disposed of by sale	—	(0.6)
Current year provision	7.3	8.4
Current year claims	(6.9)	(8.5)
Ending reserve	$21.2	$21.3

The Company also offers separately priced extended warranty contracts on sales of certain products, the most significant being those offered on its installed roofing systems within the Construction Materials segment.  Deferred revenue related to the Company’s installed roofing systems was approximately $137.7 million and $130.2 million at June 30, 2011 and 2010, respectively, of which approximately $122.2 million and $115.1 million was classified as long-term in the Consolidated Balance Sheet, respectively.  The amount of extended product warranty revenues recognized was $7.9 million and $7.8 for the first six months of 2011 and 2010, respectively.

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

The Company has accrued approximately $20.8 million and $20.5 million related to workers’ compensation claims at June 30, 2011 and 2010, respectively.  The amounts recognized are presented in Accrued expenses in the Consolidated Balance Sheet.  The liability related to workers’ compensation claims, both those reported to the Company and those incurred but not yet reported, is estimated based on actuarial estimates and loss development factors and the Company’s historical loss experience.

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

From time-to-time the Company may be involved in various other legal actions arising in the normal course of business. In the opinion of management, the ultimate outcome of such actions will not have a material adverse effect on the consolidated financial position of the Company, but may have a material impact on the Company’s results of operations for a particular period. There were no material legal expenses recognized during the second quarter or first six months of 2011 and 2010.

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

Sales, EBIT, and assets of continuing operations by reportable segment are included in the following summary:

Second Quarter	2011		2010
In millions	Sales(1)	EBIT	Sales(1)	EBIT
Carlisle Construction Materials	$412.0	$54.2	$345.8	$51.3
Carlisle Transportation Products	204.3	6.8	192.0	6.3
Carlisle Brake & Friction	119.4	19.3	26.2	2.9
Carlisle Interconnect Technologies	71.7	11.7	62.4	6.0
Carlisle FoodService Products	63.4	5.3	61.2	6.3
Corporate	—	(11.9)	—	(8.8)
Total	$870.8	$85.4	$687.6	$64.0

First Six Months	2011			2010
In millions	Sales(1)	EBIT	Assets	Sales(1)	EBIT	Assets
Carlisle Construction Materials	$663.3	$72.2	$728.7	$562.3	$70.6	657.9
Carlisle Transportation Products	413.4	21.8	577.2	381.6	17.8	517.3
Carlisle Brake & Friction	230.2	37.6	689.0	48.7	5.0	89.6
Carlisle Interconnect Technologies	137.4	20.6	416.6	124.3	13.8	396.2
Carlisle FoodService Products	120.1	10.8	211.7	118.0	12.8	212.0
Corporate (2)	—	(22.4)	78.7	—	(17.2)	115.9
Total	$1,564.4	$140.6	$2,701.9	$1,234.9	$102.8	$1,988.9

(1) Excludes intersegment sales

(2) Corporate assets include assets of discontinued operations not classified as held for sale

A reconciliation of assets reported above to total assets as presented on the Company’s Consolidated Balance Sheets is as follows:

June 30,
2011
Assets per table above	$2,701.9
Assets held for sale of discontinued operations	1.0
Total Assets per Consolidated Balance Sheet	$2,702.9

Note 15 - Income Taxes

The effective income tax rate on continuing operations for the six months ended June 30, 2011 was 32.2% compared to an effective income tax rate of 37.5% for the six months ended June 30, 2010.  The decrease in the year to date rate compared to the previous year is primarily attributable to favorable legislation passed after June 30, 2010, which reduced the US taxation of foreign earned income, and reenacted the research credit. The effective tax rate of 32.2% varies from the United States statutory rate of 35.0% primarily due to the deduction for U.S. production activities, earnings in foreign jurisdictions taxed at rates different from the statutory U.S. federal rate, and a current tax benefit recorded in association with the recognition of previously unrecognized deferred tax assets of a Chinese wholly owned foreign entity that is experiencing significantly improved business conditions.

Note 16 - Earnings Per Share

The following reflects the Income from continuing operations and share data used in the basic and diluted earnings per share computations using the two-class method:

	Second Quarter		First Six Months
In millions, except share and per share amounts	2011	2010	2011	2010

Numerator:

Income from continuing operations	$55.3	$38.8	$88.6	$61.9
Less: dividends declared - common stock outstanding, unvested restricted shares and restricted share units	(10.6)	(9.9)	(21.1)	(19.7)
Undistributed earnings	44.7	28.9	67.5	42.2
Percent allocated to common shareholders (1)	99.0%	98.9%	99.0%	98.9%
	44.3	28.6	66.8	41.7
Add: dividends declared - common stock	10.5	9.8	20.9	19.5
Numerator for basic and diluted EPS	$54.8	$38.4	$87.7	$61.2

Denominator (in thousands):
Denominator for basic EPS: weighted-average common shares outstanding	61,449	60,832	61,293	60,811
Effect of dilutive securities:
Performance awards	309	102	309	102
Stock options	943	752	823	765
Denominator for diluted EPS: adjusted weighted average common shares outstanding and assumed conversion	62,701	61,686	62,425	61,678

Per share income from continuing operations:
Basic	$0.89	$0.63	$1.43	$1.01
Diluted	$0.87	$0.62	$1.40	$0.99

(1) Basic weighted-average common shares outstanding	61,449	60,832	61,293	60,811
Basic weighted-average common shares outstanding, unvested restricted shares expected to vest and restricted share units	62,050	61,511	61,892	61,495
Percent allocated to common shareholders	99.0%	98.9%	99.0%	98.9%

To calculate earnings per share for the Income (loss) from discontinued operations and for Net income, the denominator for both basic and diluted earnings per share is the same as used in the above table.  The Income (loss) from discontinued operations and Net income were as follows:

	Second Quarter		First Six Months
In millions, except share amounts	2011	2010	2011	2010

Income (loss) from discontinued operations attributable to common shareholders for basic and diluted earnings per share	$(0.7)	$(0.2)	$(0.6)	$0.9

Net income attributable to common shareholders for basic and diluted earnings per share	$54.1	$38.2	$87.2	$62.1

Antidilutive stock options excluded from EPS calculation (1)	200	702	200	702

(1)          Represents stock options excluded from the calculation of diluted earnings per share as such options had exercise prices in excess of the weighted-average market price of the Company’s common stock during these periods.

Note 17 - Comprehensive Income

Total comprehensive income consisted of the following:

	Second Quarter		First Six Months
In millions	2011	2010	2011	2010

Net income	$54.6	$38.6	$88.0	$62.8
Other comprehensive (loss) income:
Foreign currency translation, net of tax	1.4	(3.9)	5.0	(6.2)
Accrued post-retirement benefit liability, net of tax	0.7	0.3	1.4	0.7
Loss on hedging activities, net of tax	(0.1)	—	(0.2)	(0.1)
Other comprehensive (loss) income	2.0	(3.6)	6.2	(5.6)
Comprehensive income	$56.6	$35.0	$94.2	$57.2

Loss on hedging activities, net of tax included in Other comprehensive (loss) income for the three and six months ended June 30, 2011 represented the amortization of a $5.6 million ($3.5 million, net of tax) gain in Accumulated other comprehensive (loss) income resulting from the termination of treasury lock contracts on August 15, 2006.  At June 30, 2011, the Company had a remaining unamortized gain of $2.9 million ($1.8 million, net of tax) which is reflected in Accumulated other comprehensive (loss) income on the Company’s Consolidated Balance Sheets. Approximately $0.3 million ($0.2 million, net of tax) is expected to be amortized to reduce Interest expense, net during the remainder of 2011.

Note 18 - Exit and Disposal Activities

The following table represents the effect of exit and disposal activities related to continuing operations on the Company’s Consolidated Statements of Earnings for the three and six months ended June 30, for 2011 and 2010, respectively:

	Second Quarter		First Six Months
In millions	2011	2010	2011	2010
Cost of goods sold	$0.6	$3.3	$3.0	$6.1
Selling and administrative expenses	—	0.6	—	0.6
Research and development expenses	—	0.1	—	0.2
Total exit and disposal costs	$0.6	$4.0	$3.0	$6.9

Exit and disposal activities by type of charge were as follows:

	Second Quarter		First Six Months
In millions	2011	2010	2011	2010
Termination benefits	$(0.3)	$1.3	$0.4	$3.2
Other associated costs	0.9	2.7	2.6	3.7
Total exit and disposal costs	$0.6	$4.0	$3.0	$6.9

Exit and disposal accrual activities for the six-month period ended June 30, 2011 were as follows:

In millions	Termination Benefits	Other Associated Costs	Total
Balance at December 31, 2010	$3.1	$1.1	$4.2
2011 charges to expense and adjustments	0.4	2.6	3.0
2011 payments	(3.2)	(3.7)	(6.9)
Balance at June 30, 2011	$0.3	$—	$0.3

Exit and disposal activities by segment were as follows:

	Second Quarter		First Six Months
In millions	2011	2010	2011	2010
Total by segment
Transportation Products	$0.6	$3.3	$2.6	$5.3
Brake and Friction	—	0.3	0.4	0.6
Interconnect Technologies	—	0.4	—	1.0
Total exit and disposal costs	$0.6	$4.0	$3.0	$6.9

Carlisle Transportation Products — During the first six months of 2011, the Company incurred $2.6 million of exit and disposal costs, associated with the consolidation of its tire manufacturing operations in Heflin, AL, Carlisle, PA and portions of Buji, China into a new facility in Jackson, TN.  The consolidation of these operations began in the third quarter of 2009 and is expected to cost approximately $20.3 million in total, of which $19.5 million has been incurred through June 30, 2011, and $0.8 million is expected to be incurred in the third quarter of 2011.  The consolidation was substantially completed in the first quarter of 2011; however additional activities related to the closure of facilities no longer in use will be completed in the third quarter of 2011.  Included in Accrued expenses at June 30, 2011 was $0.3 million related to unpaid severance.

Carlisle Brake & Friction — In the fourth quarter of 2009, within its off-highway braking business, the Company announced plans to close its friction product manufacturing facility in Logansport, IN and to consolidate operations into its locations in Hangzhou, China and Bloomington, IN. This consolidation was substantially completed in the fourth quarter of 2010; however, additional activities related to the closure of the facility are expected to be completed in the third quarter of 2011.  The total cost of this consolidation project is estimated at $5.3 million, of which $5.1 million has been incurred through June 30, 2011. The company recorded $0.4 million expense during the first six months of 2011 primarily consisting of employee termination costs and other relocation costs.

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

Note 19 - Subsequent Events

On July 18, 2011, the Company entered into a definitive agreement to acquire all of the outstanding shares of Tarvos Investments GmbH and its subsidiary companies (collectively, “PDT”), a leading manufacturer of EPDM-based (rubber) roofing membranes and industrial components serving key European markets, for a purchase price of approximately €80 million, which includes the assumption of approximately €16 million of net debt and debt like items.  The definitive agreement provides for contingent payments based upon PDT’s future earnings.  The transaction is subject to customary closing conditions, including obtaining regulatory approval in Germany and is expected to close by August 15, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Carlisle Companies Incorporated (“Carlisle”, the “Company”, “we” or “our”) is a diversified manufacturing company focused on achieving profitable growth internally through new product development, product line extensions, entering new markets and externally through acquisitions that complement our existing technologies, products and market channels. Carlisle manages its businesses under the following segments:

•                  Carlisle Construction Materials:  the “construction materials” business;

•                  Carlisle Transportation Products:  the “transportation products” business;

•                  Carlisle Brake & Friction:  the “brake and friction products” business;

•                  Carlisle Interconnect Technologies:  the “interconnect technologies” business; and

•                  Carlisle FoodService Products:  the “foodservice products” business.

Carlisle is a diverse multi-national company with manufacturing operations located throughout North America, Western Europe and the Asia Pacific region. Management focuses on maintaining a strong and flexible balance sheet, year-over-year improvement in sales, earnings before interest and income taxes (“EBIT”) margins and earnings, globalization, and reducing working capital (defined as Receivables, Inventories, net of Accounts payable) as a percentage of Net Sales.  Resources are allocated among the operating companies based on management’s assessment of their ability to obtain leadership positions and competitive advantages in the markets they serve.

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

Net sales increased 27% in the second quarter of 2011 compared to the same period in 2010.  The acquisition of Hawk, reported in the Carlisle Brake & Friction segment, contributed $83.5 million, or 12% to net sales in the second quarter of 2011.  For the second quarter of 2011, organic growth of 14% was primarily driven by a 9.8% increase in sales volumes across all segments. To a lesser extent, selling price increases contributed to higher net sales.  During the second quarter 2011, the increase in net sales from fluctuations in foreign currency exchange rates was less than 1%.

For the first six months of 2011, net sales increased 27% compared to the same period in 2010.  The acquisition of Hawk, reported in the Carlisle Brake & Friction segment, contributed $159.7 million, or 13%, to net sales in the first six months of 2011.  For the first six months of 2011, organic growth of 13% was primarily driven by a 10% increase in sales volume. To a lesser extent, selling price increases contributed to higher net sales.  During the first six months of 2011, the increase in net sales from fluctuations in foreign currency exchange rates was less than 1%.

Income from continuing operations, net of tax, of $55.3 million was 43% higher in the second quarter of 2011 as compared to income of $38.8 million in the second quarter of 2010.  Income in the second quarter was positively impacted by the after-tax contribution from the Hawk acquisition, a lower effective tax rate, higher sales volumes, increased selling prices and reduced operating costs attributable to efficiencies gained through the implementation of the Carlisle Operating System.  Partially offsetting this was the negative impact of significantly higher raw material costs experienced in the second quarter of 2011 compared to the prior year period.

Income from continuing operations, net of tax, of $88.6 million was 43% higher in the first six months of 2011 as compared to income of $61.9 million in the prior year period due to the same aforementioned factors contributing to income results during the second quarter of 2011.

Year to date, the Company has achieved strong sales performance most notably in its brake & friction, commercial re-roofing and aerospace businesses.  The Company’s EBIT margin has improved on a year to date basis from 8.3% in 2010 to 9.0% due to the contribution from the Hawk acquisition and earnings growth in the Interconnect Technologies segment.  For the full year 2011, the Company expects sales growth from acquisitions and organic growth to total in the mid-twenty percent range.  However, uncertainty regarding higher raw material costs, global market conditions and economic recovery could place negative pressure on sales and earnings in future periods.

The Company’s effective income tax rates for the three and six month periods ending June 30, 2011 were 31.3% and 32.2%, respectively. The rates for the three and six month periods ending June 30, 2010 were 37.6% and 37.5%, respectively.  The lower effective income tax rates during 2011 versus 2010 were primarily attributable to favorable tax legislation passed after June 30, 2010 related to taxation of foreign earned income.  The effective tax rate for the full year of 2010 was 30.5%.

Sales and Earnings

Net Sales

	Second Quarter			Acquisition	Volume	Price	Product	Exchange
(in millions)	2011	2010	Change	Effect	Effect	Effect	Mix Effect	Rate Effect

Net Sales	$870.8	$687.6	26.6%	12.1%	9.8%	4.3%	0.0%	0.4%

	First Six Months			Acquisition	Volume	Price	Product	Exchange
(in millions)	2011	2010	Change	Effect	Effect	Effect	Mix Effect	Rate Effect

Net Sales	$1,564.4	$1,234.9	26.7%	12.9%	10.3%	3.3%	-0.1%	0.3%

Organic sales growth was 14% during the second quarter 2011 versus the prior year period and was achieved by all segments. Organic sales growth was led by 33% growth in Brake & Friction, 19% growth in Construction Materials and 15% growth in Interconnect Technologies. The increase in sales from pricing primarily reflected the impact of selling price actions in the Transportation Products, Construction Materials and FoodService Products segments.  The acquisition of Hawk reported in the Carlisle Brake & Friction segment contributed $83.5 million to net sales in the second quarter of 2011.

For the first six months of 2011, the organic sales increase of 13% from the prior year reflected organic growth in all segments, led by the Brake & Friction, Construction Materials and Interconnect Technologies segments. The acquisition of Hawk in the Brake & Friction segment contributed $159.7 million of sales during the first six months of 2011.

Gross Margin

	Second Quarter			Six Months
(in millions)	2011	2010	Change	2011	2010	Change

Gross profit	$183.7	$143.6	27.9%	$330.8	$255.6	29.4%

Gross margin	21.1%	20.9%		21.1%	20.7%

For the second quarter and first six months of 2011, the improvement in gross margin (gross profit expressed as a percentage of net sales) from the respective prior periods primarily resulted from margin contributed by the Hawk acquisition.  Excluding the contributions from the Hawk acquisition, the positive impact from volume growth, selling price increases and efficiency gains from the Carlisle Operating System was offset by the negative impact from significantly higher raw material costs impacting all business segments as well as production inefficiencies from plant start-up activities within CTP’s tire facility in Jackson, TN.

Selling and Administrative Expenses

	Second Quarter			First Six Months
(in millions)	2011	2010	Change	2011	2010	Change

Selling & Administrative	$92.2	$73.8	24.9%	$177.9	$143.2	24.2%

As a percentage of net sales	10.6%	10.7%		11.4%	11.6%

Selling and administrative expenses in the second quarter of 2011 included $7.3 million related to the Hawk acquisition in the Brake & Friction segment and $1.3 million in acquisition costs related to an acquisition opportunity that was not realized.  In addition to the impact of acquisitions, selling and administrative expenses rose in connection with organic sales volume growth and expansion efforts in Asia Pacific.

Selling and administrative expenses in the first six months of 2011 included $14.6 million of expenses from the Hawk acquisition and the aforementioned acquisition costs.  In addition to the impact of acquisitions, selling and administrative expenses rose in connection with organic sales volume growth and expansion efforts in Asia Pacific.

Research and Development Expenses

	Second Quarter			First Six Months
(in millions)	2011	2010	Change	2011	2010	Change

Research and Development	$7.3	$6.4	14.1%	$14.3	$10.8	32.4%

As a percentage of net sales	0.8%	0.9%		0.9%	0.9%

Research and development expenses in the three and six month periods ending June 30, 2011 included expenses of $1.4 million and $2.6 million, respectively, related to the Hawk acquisition in the Brake & Friction segment.  On a year-to-date basis, the Company has increased its research and development activities in connection with new product development and future growth opportunities.

EBIT (Earnings Before Interest and Taxes)

	Second Quarter			First Six Months
(in millions)	2011	2010	Change	2011	2010	Change

EBIT	$85.4	$64.0	33.4%	$140.6	$102.8	36.8%

EBIT Margin	9.8%	9.3%		9.0%	8.3%

EBIT in the second quarter of 2011 was higher than the prior year due to the contribution from the Hawk acquisition of $15.6 million in the second quarter of 2011, higher organic sales volume in all segments and reduction in operating costs attributable to efficiencies gained through the Carlisle Operating System.  Partially offsetting these impacts were higher raw materials costs incurred primarily in the Construction Materials and Transportation Products segments, production inefficiencies in the Transportation Products segment and costs for pursuit of acquisition opportunities.  Plant restructuring charges in the second quarter of 2011 of $0.6 million compared to plant and corporate restructuring charges of $4.0 million during the second quarter of 2010.

The improvement in EBIT in the first six months of 2011 versus the prior year period was due to contributions from the Hawk acquisition of $28.9 million for the first six months of 2011, higher organic sales volumes and operating cost efficiencies from the Carlisle Operating System.  These positive impacts were partially offset by higher raw materials costs that were not fully recovered by selling price increases. Plant restructuring charges in the first six months of 2011 of $3.0 million compared to plant and corporate restructuring charges of $6.9 million during the first six months of 2010.

Interest Expense

	Second Quarter			First Six Months
(in millions)	2011	2010	Change	2011	2010	Change

Gross interest expense	$5.1	$1.9		$10.4	$3.9
Interest Income	(0.2)	(0.1)		(0.4)	(0.2)
Interest Expense, net	$4.9	$1.8	172.2%	$10.0	$3.7	170.3%

The increase in interest expense for the second quarter and first six months of 2011, versus the respective prior year periods, reflects higher outstanding debt levels compared to the respective prior year period.  In December 2010, the Company issued $250 million 5.125% senior unsecured notes due 2020 in connection with its acquisition of Hawk.

Income Taxes

	Second Quarter			First Six Months
(in millions)	2011	2010	Change	2011	2010	Change

Income tax expense	$25.2	$23.4	7.7%	$42.0	$37.2	12.9%

Effective tax rate	31.3%	37.6%		32.2%	37.5%

The Company’s effective tax rate varies from the statutory rate within the United States of 35% due primarily to the deduction attributable to U.S. production activities, state tax requirements, earnings in foreign jurisdictions taxed at rates different from the statutory U.S. federal rate, and tax credits.  Income tax expense for the three and six month periods ended June 30, 2011 were lower than the respective prior year periods primarily due to favorable tax legislation passed after June 30, 2010, which reduced US taxation of foreign earned income, and reenacted the research credit.  The full year effective tax rate in 2010 was 30.5%.

Income from Continuing Operations and Net Income

	Second Quarter			First Six Months
(in millions)	2011	2010	Change	2011	2010	Change
Income from continuing operations, net of tax	$55.3	$38.8	42.5%	$88.6	$61.9	43.1%

EPS
Basic	$0.89	$0.63	41.3%	$1.43	$1.01	41.6%
Diluted	$0.87	$0.62	40.3%	$1.40	$0.99	41.4%

	Second Quarter			First Six Months
(in millions)	2011	2010	Change	2011	2010	Change

Net Income	$54.6	$38.6	41.5%	$88.0	$62.8	40.1%

EPS
Basic	$0.88	$0.63	39.7%	$1.42	$1.03	37.9%
Diluted	$0.86	$0.62	38.7%	$1.39	$1.01	37.6%

The increase in income from continuing operations, net of tax, and in net income in the second quarter of 2011 were attributable to higher overall EBIT, including that contributed from the Hawk acquisition.  In addition, the effective tax rate for the second quarter 2011 was lower than the comparative prior year period. These factors similarly drove the increase in income from continuing operations, net of tax, and in net income for the first six months of 2011 versus the prior year period.

Acquisitions

On December 1, 2010, the Company completed the acquisition of all of the outstanding equity of Hawk Corporation (“Hawk”) for a total cash purchase price of $414.1 million.  Hawk is a leading worldwide supplier of friction materials for brakes, clutches and transmissions.  With this acquisition, the Company created a comprehensive global braking solutions platform enabling it to provide a broader line of attractive products and increasing exposure to key emerging markets such as China, Brazil and India. Together with Carlisle’s core industrial brake and friction product line, Hawk became part of the Carlisle Brake & Friction segment.  As of June 30, 2011, the preliminary amount of goodwill recorded related to the acquisition of Hawk was approximately $216 million.  See Note 7 to the Unaudited Condensed Consolidated Financial Statements for further information regarding the acquisition of Hawk.

Financial Reporting Segments

Carlisle Construction Materials (“CCM”)

	Second Quarter				First Six Months
			Change	Change			Change	Change
(in millions)	2011	2010	$	%	2011	2010	$	%

Net Sales	$412.0	$345.8	$66.2	19.1%	$663.3	$562.3	$101.0	18.0%

EBIT	$54.2	$51.3	$2.9	5.7%	$72.2	$70.6	$1.6	2.3%

EBIT Margin	13.2%	14.8%			10.9%	12.6%

The increase in net sales in the Construction Materials segment during the second quarter of 2011 primarily reflected higher sales volume in the Company’s commercial re-roofing business and, to a lesser extent, higher selling prices from pricing actions taken throughout 2011.  CCM’s sales for commercial re-roofing grew in all major product applications.  In addition, CCM’s sales outside of the U.S. grew 57% in the second quarter on higher demand in Canada and Europe. Sales at Insulfoam, which serves the residential new construction market, were up slightly during the second quarter of 2011 versus the prior year.  The increase in CCM’s net sales for the first six months of 2011 primarily reflected higher demand in its commercial re-roofing business.

The decline in EBIT margin (EBIT expressed as percentage of net sales) during the second quarter was primarily attributable to significantly higher raw material costs that were not fully offset by pricing actions.  These factors similarly impacted the decline in EBIT margin for the first six months of 2011 as compared to the first six months of 2010.  The Company has implemented a number of pricing actions throughout the first half of 2011.  Additional price increases for the third quarter 2011 have been announced.

On July 18, 2011, the Company announced a definitive agreement to purchase PDT GmbH (“PDT”) for approximately €80 million.  The acquisition is expected to close during the third quarter of 2011. PDT will operate within the CCM segment.  PDT operates manufacturing facilities in Germany and is a leading manufacturer of EPDM based roofing materials, with annual sales of approximately €80 million.  PDT will be an important foothold for CCM in servicing the growing single-ply roofing market in Europe

Net sales and EBIT are generally higher for this segment in the second and third quarters of the year due to increased construction activity during these periods. Over the last two years, CCM’s commercial roofing business has shifted significantly towards re-roofing, which currently constitutes 80% of its commercial activity.  The re-roofing market is less cyclical and relatively more stable than the new construction market due to the large base of installed roofs requiring replacement in a given year.  The re-roofing market has recently seen a significant increase in demand.  In contrast to the re-roofing market, the market for new construction continues to show indications of a slow recovery and possible further weakness due to state and municipal budget constraints.

Raw material costs for this segment continue to be significantly higher than the prior year and there is concern over limited supply of certain key raw materials.  CCM’s ability to recover additional raw material costs through price increases or surcharges is subject to significant price competition.

Carlisle Transportation Products (“CTP”)

	Second Quarter				First Six Months
			Change	Change			Change	Change
(in millions)	2011	2010	$	%	2011	2010	$	%

Net Sales	$204.3	$192.0	$12.3	6.4%	$413.4	$381.6	$31.8	8.3%

EBIT	$6.8	$6.3	$0.5	7.9%	$21.8	$17.8	$4.0	22.5%

EBIT Margin	3.3%	3.3%			5.3%	4.7%

Carlisle Transportation Product’s net sales increase of 6.4% during the second quarter 2011 primarily reflected higher selling prices that were implemented in connection with increased raw material costs.  The segment experienced higher demand for its tire and wheel products in its agricultural and power sports applications. This increase was offset by lower sales volume for its outdoor power equipment tire product line.  For the first six months of 2011, sales growth of 8.3% primarily reflected higher selling prices from pricing actions taken in response to increased raw material costs.

During the second quarter 2011, EBIT margin of 3.3% was negatively impacted by production start-up inefficiencies from the new tire plant in Jackson, TN and additional charges to inventory reserves for changes in customer demand.  Also during the second quarter 2011, CTP experienced significant raw material cost increases particularly for natural and synthetic rubber that were offset by selling price increases.  Restructuring expenses of $0.6 million in the second quarter of 2011 compared to expenses of $3.3 million in the second quarter of 2010.

The increase in EBIT margin during the first six months of 2011 versus the prior year was primarily a result of higher sales volume, increasing selling prices and savings from plant consolidation efforts and efficiencies from the Carlisle Operating Systems.  These positive impacts were largely offset by higher raw material costs and production inefficiencies from plant start-up and the aforementioned inventory charges. Restructuring expenses for the six months ended June 30, 2011 of $2.6 million compared to expenses of $5.3 million in the prior year period.

During the three and six month period ended June 30, 2011, the Company incurred $0.6 million and $2.6 million, respectively, of exit and disposal costs, associated with the consolidation of its tire manufacturing operations in Heflin, AL, Carlisle, PA and portions of Buji, China into a new facility in Jackson, TN.  The consolidation of these operations began in the third quarter of 2009 and is expected to cost approximately $20.3 million in total, of which $19.5 million has been incurred through June 30, 2011, and $0.8 million is expected to be incurred in the third quarter of 2011.  The consolidation was substantially completed in the first quarter of 2011; however additional activities related to the closure of facilities no longer in use is expected to be completed in the third quarter of 2011.

Cost savings related to the tire manufacturing consolidation into Jackson, TN, primarily resulting from the reduction of operating costs, are expected to approximate $16 million per year by 2013. An estimated $10 million is expected in 2012, and an additional $6 million is expected in 2013. In addition, the Company expects savings during 2011 of $3.2 million related to other consolidations of tire and wheel operations that were completed during 2010.

During the second quarter 2011, CTP announced it would centralize headquarters in Franklin, TN, in order to streamline administrative operations and enhance coordination of service, manufacturing and strategy.  The Company expects to incur approximately $2.0 million of expense in the second half of 2011 connected with the headquarter set up and relocation of key personnel to Franklin, TN.

Net sales and EBIT for CTP are generally higher in the first six months of the year due to peak sales volumes in the outdoor power equipment product lines. The Company expects sales to increase over the prior year at their current trend, primarily reflecting higher selling prices to offset higher raw material costs and strengthening in some end markets.  However, higher raw material costs as well as higher costs capitalized into inventory as of June 30, 2011 are expected to continue to pressure earnings in future periods.  In addition, production in the Company’s tire facility in Jackson, TN has not reached planned levels.  The continued ramp-up of U.S. tire production in Jackson could cause additional disruptions to customers or higher operating costs for manufacturing inefficiencies.

As of June 30, 2011, the carrying value of CTP’s goodwill and intangible assets was $100.1 million and $2.7 million, respectively.  Goodwill and intangible assets with indefinite useful lives are tested at least annually for impairment or when evidence of a potential impairment exists. The Company did not recognize any goodwill or intangible asset impairment through June 30, 2011 related to CTP or any of its other segments. However, deterioration of the outlook for CTP at a higher than expected level due to the conditions mentioned above could potentially result in a future impairment loss within this segment.  For additional information, refer to Item 1A of the Company’s 2010 Annual Report on Form 10-K.

In addition, the Company could be negatively impacted by the U.S Customs Matter described in Note 13 to the Unaudited Condensed Consolidated Financial Statements.

Carlisle Brake & Friction (“CBF”)

	Second Quarter				First Six Months
			Change	Change			Change	Change
(in millions)	2011	2010	$	%	2011	2010	$	%

Net Sales	$119.4	$26.2	$93.2	355.7%	$230.2	$48.7	$181.5	372.7%

EBIT	$19.3	$2.9	$16.4	565.5%	$37.6	$5.0	$32.6	652.0%

EBIT Margin	16.2%	11.1%			16.3%	10.3%

The acquisition of Hawk contributed $83.5 million to net sales and $15.6 million to EBIT for CBF in the second quarter of 2011.  Sales and EBIT for Hawk during the second quarter 2011 reflected strong demand for friction products used in the global market for off-highway applications and reduction in operating expenses resulting from successful integration efforts.  For the six months ended June 30, 2011, Hawk contributed $159.7 million to net sales and $28.9 million to EBIT.

Organic sales growth for CBF increased during the second quarter 2011 by 33%, reflecting the high demand in the global off highway braking systems market consistent with the sales performance of Hawk.   The impact of foreign exchange rates had a positive impact of 3.8% on CBF’s change in net sales in the second quarter of 2011.  For the six months ended June 30, 2011, organic sales for CBF increased by 42% over the prior year period.  The brake and friction businesses are experiencing robust demand, particularly in agricultural markets in Europe and construction and mining markets in the Asia Pacific region.

The significant increase in EBIT margin for the combined CBF segment to over 16% for both the three and six month periods ended June 30, 2011, versus the respective prior year periods, primarily reflected contribution from Hawk and synergy savings from the integration of Hawk with the core braking business.

The outlook for the markets that CBF serves is favorable due to the continued growth in infrastructure spending in developing regions such as Asia Pacific and South America and current demand for commodities fueling growth in the agriculture and mining sector.  Sales and EBIT in future periods could be impacted by a downturn in global economic conditions or curtailment in non-US government spending programs.  Rising inflation in emerging markets such as China could cause these countries to put in measures to temper growth.  The Company also faces increased raw material costs for materials such as steel and copper and the ability to recover additional costs through selling price actions is unknown.

Carlisle Interconnect Technologies (“CIT”)

	Second Quarter				First Six Months
			Change	Change			Change	Change
(in millions)	2011	2010	$	%	2011	2010	$	%

Net Sales	$71.7	$62.4	$9.3	14.9%	$137.4	$124.3	$13.1	10.5%

EBIT	$11.7	$6.0	$5.7	95.0%	$20.6	$13.8	$6.8	49.3%

EBIT Margin	16.3%	9.6%			15.0%	11.1%

The increase in net sales by CIT in the second quarter of 2011 primarily reflected higher sales volume in the aerospace market of 20% and in the military defense market of 8%.  Growth in the aerospace market was driven by sales of cable, wire and integrated assemblies related to Boeing’s legacy airline (737 and 777) programs and increased demand for CIT’s in-flight entertainment applications. While demand for CIT’s specialty military applications grew by 8% during the second quarter 2011, the Company experienced some shifts and delays in defense programs. For the first six months of 2011, organic sales increased by 11% primarily reflecting growth in the aerospace market of 15% and flat demand year to date in the military applications market.

Despite significantly higher raw material costs for copper and silver, EBIT margin improved by 6.7% to 16.3% in the second quarter 2011 compared to 9.6% in the second quarter 2010, reflecting higher sales volume, efficiency savings from the Carlisle Operating System and savings from plant consolidations completed during 2010.  These factors similarly contributed to the significant increase in EBIT margin for the first six months of 2011 to 15.0% from EBIT margin of 11.1% in the first six months of 2010.

The Company expects additional sales from the ramp up of Boeing’s 787 program in the second half of 2011, and the long-term growth prospects for the aerospace market continue to be favorable.  However, potential further delays or cancelations in new airplane manufacturing schedules and the impact of potential defense budget cuts could have a negative impact on future results.  In addition, further increases in the cost of raw materials could continue to pressure earnings in this segment.

Carlisle FoodService Products (“CFS”)

	Second Quarter				First Six Months
			Change	Change			Change	Change
(in millions)	2011	2010	$	%	2011	2010	$	%

Net Sales	$63.4	$61.2	$2.2	3.6%	$120.1	$118.0	$2.1	1.8%

EBIT	$5.3	$6.3	$(1.0)	-15.9%	$10.8	$12.8	$(2.0)	-15.6%

EBIT Margin	8.4%	10.3%			9.0%	10.8%

For both the three and six month periods ended June 30, 2011, sales growth at CFS was primarily driven by price increases introduced at the beginning of 2011 to address higher raw material costs. Despite the overall weak trend in the foodservice industry, demand for CFS’s foodservice products grew during the second quarter as restaurants sought new product for retooled menu offerings and replenished aging equipment and supplies.  This increase in demand was offset by a decline within the healthcare products market.

The decline in EBIT margin for both the three and six month periods ended June 30, 2011, versus the respective prior year periods, reflected higher raw material and freight costs in 2011 that were not fully offset by selling price increases.

The foodservice products business is generally not subject to seasonal demand.  Although foodservice traffic growth is anticipated to remain slow throughout 2011, modest growth trends are emerging in the industry due to the need for restaurants to retool menus and remodel stores.  In addition, healthcare facilities are expected to upgrade their meal delivery systems.   Earnings in future periods may continue to face pressure from increased raw material costs.  The Company’s ability to recover raw material increases through higher selling prices remains uncertain.

Corporate expense

	Second Quarter			First Six Months
(in millions)	2011	2010	Change	2011	2010	Change

Corporate expenses	$(11.9)	$(8.8)	-35.2%	$(22.4)	$(17.2)	-30.2%

As a percentage of net sales	-1.4%	-1.3%		-1.4%	-1.4%

The increase in corporate expense from the second quarter of 2010 to the second quarter 2011 includes $1.3 million of costs for acquisition opportunities that were not realized, as well as foreign exchange gains recognized during the second quarter of 2010. The increase in corporate expense for the first six months of 2011 versus the prior year period primarily reflects the aforementioned expenses for acquisition opportunities as well as the impact of foreign exchange.

Liquidity and Capital Resources

As of June 30, 2011, the Company had $99.1 million of cash and cash equivalents on hand, of which $83.6 million was located in wholly owned subsidiaries of the Company outside the United States.  The Company intends to fund the purchase of PDT for approximately €80 million during the third quarter of 2011 with cash and cash equivalents on hand and availability under its revolving credit facility.

Sources and Uses of Cash and Cash Equivalents

	First Six Months
In millions	2011	2010
Net cash provided by operating activities	$13.7	$20.5
Net cash used in investing activities	(29.8)	(6.3)
Net cash provided by (used in) financing activities	23.0	(13.3)
Effect of exchange rate changes on cash	2.8	(0.6)
Change in cash and cash equivalents	$9.7	$0.3

The change in net cash provided by operating activities from the first six months of 2010 to the first six months of 2011 was primarily due to greater cash used for working capital during 2011 versus 2010. Cash used for working capital and other assets and liabilities of $124.7 million for the first six months of 2011 compared to $72.0 million for the first six months of 2010.  Cash used for working capital and other assets and liabilities in 2011 primarily reflected an increase in receivables and inventory due to higher sales.  During the first six months of 2011, sales to customers outside the U.S. increased by 64%, including 31% from the Hawk acquisition, resulting in greater working capital requirements during the first half of the year.  In addition, greater purchases of certain key raw materials were made to address supply concerns and avoid potential disruption to customers.  Cash provided by operating activities is generally higher in the second half of the year reflecting collections of accounts receivable from higher sales in the second and third quarters.

The Company views the ratio of its average working capital balances (defined as the average of the quarter end balances of receivables, plus inventory less accounts payable) as a percentage of annualized sales (defined as year-to-date net sales calculated on an annualized basis) as an important measure of its ability to effectively manage its cash requirements in relation to changes in sales activity.  For the first six months of 2011, average working capital as a percentage of annualized sales was 21.7%, as compared to a percentage of 21.4% for the first six months of 2010. The Company is focused on using the Carlisle Operating System across all the business segments to improve cash flow and key working capital measurements such as Days Sales Outstanding (“DSO”), Inventory Turns and Days Payable Outstanding (“DPO”).

Cash used for investing activities was $29.8 million for the first six months of 2011, compared to $6.3 million for the first six months of 2010. Capital expenditures were $33.8 million in the first six months of 2011 compared to capital expenditures of $31.6 million in the first six months of 2010.  During the second quarter of 2011, the Company purchased certain trademark rights within the Transportation Products segment for $2.7 million.  During the first half of 2010, the Company received proceeds from the sale of the refrigerated truck bodies business of $20.3 million.

Cash provided by financing activities of $23.0 million for the first six months of 2011 primarily reflects $90 million in proceeds from borrowings under the Company’s revolving credit facility offset by the redemption of senior unsecured notes assumed in the Hawk acquisition for $59 million and $21 million for the payment of dividends. Cash used by financing activities of $13.3 million for the first six months of 2010 primarily reflects the payment of dividends.

Debt Instruments, Guarantees and Covenants

At June 30, 2011 the Company had $369 million available under its $500 million revolving credit facility. The revolving credit facility provides for grid-based interest pricing based on the credit rating of the Company’s senior unsecured bank debt or other unsecured senior debt and the Company’s utilization of the facility.  The facility requires the Company to meet various restrictive covenants and limitations including certain net worth, cash flow ratios and limits on outstanding debt balances held by certain subsidiaries.  The Company was in compliance with all covenants and limitations in 2011 and 2010. The average interest rate of borrowings under the revolving credit facility during the three and six month periods ended June

30, 2011 was 0.63% and 0.61%, respectively.  The revolving credit facility terminates on July 12, 2012.  The Company is in discussions with its banking partners on plans to renew its revolving credit facility in anticipation of the termination date.

The Company also maintains a $55 million uncommitted line of credit, all of which was available at June 30, 2011.

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

Both the Company’s $150 million senior unsecured notes due 2016 and its $250 million senior unsecured notes due 2020 are rated BBB by Standard & Poor’s and Baa2 by Moody’s.  The Company views its debt to capital ratio (defined as short-term debt plus long-term debt divided by the sum of total Shareholders’ equity, long-term debt and short-term debt) as an important indicator of its ability to utilize debt in financing acquisitions. As of June 30, 2011, the Company’s debt to capital ratio was 26%.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes in the Company’s market risk for the period ended June 30, 2011. For additional information, refer to Item 7A of the Company’s 2010 Annual Report on Form 10-K.

Item 4. Controls and Procedures

(a) Under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation and as of June 30, 2011, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective.

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

From time-to-time the Company may be involved in various other legal actions arising in the normal course of business. In the opinion of management, the ultimate outcome of such actions will not have a material adverse effect on the consolidated financial position of the Company, but may have a material impact on the Company’s results of operations for a particular period. There were no material legal expenses recognized during the second quarter or first six months of 2011 and 2010.

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

July 26, 2011
	By:	/s/ Steven J. Ford
Name: Steven J. Ford
Title: Vice President and Chief Financial Officer