Form 10-Q
period 2011-09-30
CARLISLE COMPANIES INC
filed 2011-10-25
CIK 790051

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

Shares of common stock outstanding at October 18, 2011: 61,609,678

Item 1. Financial Statements

Carlisle Companies Incorporated

Unaudited Condensed Consolidated Statements of Earnings

	Third Quarter		Nine Months
(Dollars in millions, except per share amounts)	2011	2010	2011	2010

Net sales	$870.5	$665.9	$2,434.9	$1,900.8

Cost and expenses:
Cost of goods sold	683.0	522.3	1,916.6	1,501.6
Selling and administrative expenses	99.9	71.5	277.8	214.7
Research and development expenses	7.1	6.0	21.4	16.8
Other income, net	(1.3)	(0.4)	(3.3)	(1.6)

Earnings before interest and income taxes	81.8	66.5	222.4	169.3

Interest expense, net	5.5	1.4	15.5	5.1
Income before income taxes	76.3	65.1	206.9	164.2

Income tax expense	22.6	18.3	64.6	55.5
Income from continuing operations, net of tax	53.7	46.8	142.3	108.7

Discontinued operations
Income (loss) from discontinued operations	—	5.6	(1.2)	6.9
Income tax expense (benefit)	—	1.9	(0.6)	2.2
Income (loss) from discontinued operations, net of tax	—	3.7	(0.6)	4.7
Net income	$53.7	$50.5	$141.7	$113.4

Basic earnings per share attributable to common shares (1)
Income from continuing operations, net of tax	$0.86	$0.76	$2.29	$1.77
Income (loss) from discontinued operations, net of tax	—	0.06	—	0.08
Basic earnings per share	$0.86	$0.82	$2.29	$1.85

Diluted earnings per share attributable to common shares (1)
Income from continuing operations, net of tax	$0.85	$0.75	$2.26	$1.75
Income (loss) from discontinued operations, net of tax	—	0.06	(0.02)	0.08
Diluted earnings per share	$0.85	$0.81	$2.24	$1.83

Average shares outstanding - in thousands
Basic	61,599	60,980	61,396	60,885
Diluted	62,403	61,527	62,322	61,639

(1) Numerator for basic and diluted EPS based on “two class” method of computing earnings per share

Income from continuing operations	$53.2	$46.3	$140.9	$107.5
Net income	$53.2	$50.0	$140.4	$112.2

Dividends declared and paid	$11.2	$10.4	$32.3	$30.1
Dividends declared and paid per share	$0.18	$0.17	$0.52	$0.49

See accompanying notes to these Unaudited Condensed Consolidated Financial Statements

Carlisle Companies Incorporated

Unaudited Consolidated Balance Sheets

	September 30,	December 31,
(Dollars in millions, except share and per share amounts)	2011	2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$81.8	$89.4
Receivables, less allowance of $9.5 in 2011 and $9.7 in 2010	542.3	391.0
Inventories	482.2	430.5
Deferred income taxes	47.7	45.7
Prepaid expenses and other current assets	49.7	60.3
Current assets held for sale	9.1	—
Total current assets	1,212.8	1,016.9

Property, plant and equipment, net of accumulated depreciation of $581.7 in 2011 and $539.6 in 2010	530.3	533.4

Other assets:
Goodwill, net	710.5	667.1
Other intangible assets, net	323.6	297.9
Other long-term assets	7.7	12.6
Non-current assets held for sale	18.3	1.6
Total other assets	1,060.1	979.2

TOTAL ASSETS	$2,803.2	$2,529.5

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt, including current maturities	$113.1	$69.0
Accounts payable	280.6	195.4
Accrued expenses	165.2	174.9
Deferred revenue	22.0	17.1
Current liabilities associated with assets held for sale	4.5	—
Total current liabilities	585.4	456.4

Long-term liabilities:
Long-term debt	405.3	405.1
Deferred revenue	125.1	122.6
Other long-term liabilities	214.6	204.7
Non-current liabilities associated with assets held for sale	1.9	—
Total long-term liabilities	746.9	732.4

Shareholders’ equity:
Preferred stock, $1 par value per share. Authorized and unissued 5,000,000 shares	—	—
Common stock, $1 par value per share. Authorized 100,000,000 shares; 78,661,248 shares issued; 61,578,799 outstanding in 2011 and 61,024,932 outstanding in 2010	78.7	78.7
Additional paid-in capital	115.7	92.4
Cost of shares of treasury - 16,516,837 shares in 2011 and 17,011,676 shares in 2010	(220.0)	(221.6)
Accumulated other comprehensive loss	(42.2)	(38.1)
Retained earnings	1,538.7	1,429.3
Total shareholders’ equity	1,470.9	1,340.7

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,803.2	$2,529.5

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

Carlisle Companies Incorporated

Unaudited Consolidated Statements of Cash Flows

For the Nine Months ended September 30, 2011 and 2010

	September 30,
(Dollars in millions)	2011	2010

Operating activities
Net income	$141.7	$113.4
Reconciliation of net income to cash flows from operating activities:
Depreciation	51.2	44.7
Amortization	13.4	9.1
Non-cash compensation	12.7	10.4
Loss (gain) on sale of property and equipment, net	0.6	(3.6)
Loss on writedown of assets	0.4	—
Deferred taxes	(0.4)	(5.6)
Change in tax benefits from stock-based compensation	(3.0)	(1.5)
Foreign exchange gain	(1.0)	(1.4)
Changes in assets and liabilities, excluding effects of acquisitions and divestitures:
Current and long-term receivables	(151.8)	(114.7)
Inventories	(43.9)	(53.9)
Accounts payable and accrued expenses	75.3	60.4
Income taxes	18.8	3.5
Long-term liabilities	4.3	2.4
Other operating activities	0.6	(0.8)
Net cash provided by operating activities	118.9	62.4

Investing activities
Capital expenditures	(48.5)	(46.8)
Acquisitions, net of cash	(108.7)	—
Proceeds from sale of property and equipment	1.3	5.7
Proceeds from sale of investments	5.3	—
Proceeds from sale of business	—	20.6
Other investing activities	(0.3)	(0.2)
Net cash used in investing activities	(150.9)	(20.7)

Financing activities
Net change in short-term borrowings and revolving credit lines	103.0	—
Redemption of bonds	(59.0)	—
Dividends	(32.3)	(30.1)
Treasury shares and stock options, net	9.3	5.1
Change in tax benefits from stock-based compensation	3.0	1.5
Net cash provided by (used in) financing activities	24.0	(23.5)

Effect of exchange rate changes on cash	0.4	0.3
Change in cash and cash equivalents	(7.6)	18.5
Cash and cash equivalents
Beginning of period	89.4	96.3
End of period	$81.8	$114.8

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

Note 2 — Reclassifications and Revisions

Certain reclassifications and revisions have been made to the previously filed information regarding the third quarter of 2010 included in the Company’s Current Report on Form 8-K filed on December 3, 2010 as follows:

•                  The segment disclosures pertaining to the third quarter of 2010 in Note 14 have been revised to reflect the creation, in the fourth quarter of 2010, of the Carlisle Brake & Friction (“CBF”) reportable segment as discussed in the Company’s 2010 Annual Report on Form 10-K.

Note 3 - New Accounting Pronouncements

New accounting standards adopted

There were no new accounting standards adopted in the first nine months of 2011 and 2010.

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

In September 2011, the Financial Accounting Standards Board (FASB) issued ASU 2011-08, Guidance on Testing Goodwill for Impairment.  ASU 2011-08 gives entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in Step 1 of the goodwill impairment test.  If entities determine, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required.  Otherwise, further testing would not be needed.  ASU 2011-08 will be effective for fiscal and interim reporting periods within those years beginning after December 15, 2011.

The adoption of these accounting standards will not have a material effect on the Company’s consolidated financial statements.  There are currently no other accounting standards that have been issued that will have a significant impact on the Company’s financial position, results of operations or cash flows upon adoption.

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

Other Matters

At September 30, 2011, the fair value of the Company’s par value $250 million, 5.125% senior notes due 2020 and par value $150 million, 6.125% senior notes due 2016, using the Level 2 inputs, is approximately $263.8 million and $158.6 million, respectively. Fair value is estimated based on current yield rates plus the Company’s estimated credit spread available for financings with similar terms and maturities.  The Company estimates that the fair value of amounts outstanding under the revolving credit facility approximates its carrying value.

Note 5 - Fair Value Measurements

Recurring Fair Value Measurements

The fair value of the Company’s assets and liabilities measured at fair value on a recurring basis were as follows:

	Balance at Sept 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
In millions	2011	Level 1	Level 2	Level 3

Cash and cash equivalents	$81.8	$81.8	$—	$—
Short-term investments	0.6	0.6	—	—

Total	$82.4	$82.4	$—	$—

Note 6 — Stock-Based Compensation

During the three and nine month period ended September 30, 2011 and 2010, the Company expensed stock-based compensation awards under the 2008 Executive Incentive Program and the 2005 Nonemployee Director Equity Plan. A detailed description of the awards under these plans is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Stock-Based Compensation Expense

The compensation expense recorded for all of the Company’s share-based compensation plans during the third quarter and first nine months of 2011 and 2010 was as follows:

	Third Quarter		First Nine Months
(in millions, except per share amounts)	2011	2010	2011	2010
Pre-tax compensation expense	$5.4	$3.2	$12.7	$10.4

After-tax compensation expense	$3.5	$2.1	$8.3	$6.8

Impact on diluted EPS	$0.06	$0.03	$0.14	$0.11

The third quarter compensation expense amounts include $1.9 million of expense related to the modification of vesting and termination provisions of certain stock options, performance shares and restricted share awards for senior management severance.

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

The grant date fair value of the 2011 stock options with a three-year graded vesting condition was estimated under the Black-Scholes-Merton formula using the following weighted-average assumptions:

Expected dividend yield	1.67%
Expected life in years	5.76
Expected volatility	31.99%
Risk-free interest rate	2.20%

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

Note 7 — Acquisitions

PDT Phoenix GmbH

On August 1, 2011, the Company acquired 100% of the equity of PDT Phoenix GmbH (“PDT”) for €82.1 million, or $118.3 million, of which €78.7 million, or $113.4 million, was paid in cash initially funded with borrowings under the Company’s revolving credit facility, most of which were subsequently repaid, as well as cash on hand.  PDT is a leading manufacturer of EPDM-based (rubber) roofing membranes and industrial components serving European markets. The acquisition of PDT provides a platform to serve the European market for single-ply roofing systems, and expands the Company’s growth internationally. PDT will operate within the Construction Materials (“CCM”) segment.

The purchase price provides for contingent consideration based on future earnings.  The fair value of contingent consideration recognized at the acquisition date was €3.4 million, or $4.9 million, and was estimated using an income approach based on financial projections of the acquired company.

The purchase price of PDT included assets and liabilities of PDT’s profiles and frames business (“PDT Profiles”), which the Company intends to sell.  The Profiles assets and liabilities have been classified as held for sale on the Company’s Consolidated Balance Sheet.  The following table summarizes the consideration transferred to acquire PDT and the preliminary allocation among the assets acquired and liabilities assumed. The acquisition has been accounted for using the acquisition method of accounting which requires that the consideration be allocated to the acquired assets and assumed liabilities based on their acquisition date fair values with the remainder allocated to goodwill.

Preliminary Allocation
(in millions)	8/1/2011
Consideration transferred:

Cash consideration	$113.4
Contingent consideration	4.9

Total fair value of consideration transferred	$118.3

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash & cash equivalents	$7.5
Receivables	5.9
Inventories	8.1
Prepaid expenses and other current assets	3.3
Current assets held for sale	9.9
Property, plant and equipment	2.9
Definite-lived intangible assets	42.9
Other long-term assets	0.1
Non-current assets held for sale	17.8
Accounts payable	(5.1)
Accrued expenses	(0.3)
Current liabilities associated with assets held for sale	(4.7)
Other long-term liabilities	(15.2)
Non-current liabilities associated with assets held for sale	(1.5)

Total identifiable net assets	71.6

Goodwill	$46.7

The preliminary goodwill is primarily attributable to the workforce of PDT.  Goodwill arising from the acquisition of PDT is not deductible for income tax purposes.  All of the preliminary goodwill was assigned to the Carlisle Construction Materials reportable segment. Of the $42.9 million value preliminary allocated to definite-lived intangible assets, approximately half was allocated to brands, and half to customer relationships, with useful lives ranging from 10 to 15 years.

The fair values of the inventory, property, plant and equipment and other intangible assets are preliminary and subject to change pending receipt of the final third-party valuations for those assets.  The Company has also recorded deferred tax liabilities related to the intangible assets as of August 1, 2011 which are preliminary and subject to change pending final assessment of the acquisition date fair values and tax basis of the acquired assets and assumed liabilities.

PDT contributed revenues of $13.4 million and earnings before interest and taxes (“EBIT”) of $2.2 million for the period from August 1, 2011 to September 30, 2011.  The Company also recorded $0.7 million of acquisition-related expenses in the third quarter of 2011.

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

Hawk is a leading worldwide supplier of friction materials for brakes, clutches and transmissions.  With this acquisition, the Company has created a comprehensive global braking solutions platform enabling it to provide a broader line of attractive products and increasing exposure to key emerging markets such as China, Brazil and India. Together with Carlisle’s legacy industrial brake and friction product line, Hawk became part of the Carlisle Brake and Friction segment.

The following schedule illustrates changes recorded to the preliminary purchase price allocation initially performed in the fourth quarter of 2010:

	Preliminary Allocation	Purchase Accounting Adjustments	Revised Allocation
(in millions)	12/1/2010	9/30/2011	9/30/2011

Total cash consideration transferred	$414.1	$—	$414.1

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash & cash equivalents	$70.7	$—	$70.7
Short-term investments	5.3	—	5.3
Receivables	40.7	—	40.7
Inventories	45.1	—	45.1
Prepaid expenses and other current assets	12.9	—	12.9
Property, plant and equipment	74.7	(2.8)	71.9
Definite-lived intangible assets	92.5	(3.2)	89.3
Indefinite-lived intangible assets	55.1	—	55.1
Other long-term assets	5.9	—	5.9
Accounts payable	(30.6)	—	(30.6)
Accrued expenses	(33.7)	—	(33.7)
Long-term debt	(59.0)	—	(59.0)
Pension obligations	(2.3)	—	(2.3)
Deferred tax liabilities	(68.9)	3.3	(65.6)
Deferred revenue	(2.0)	—	(2.0)
Other long-term liabilities	(8.8)	2.8	(6.0)

Total identifiable net assets	197.6	0.1	197.7

Goodwill	$216.5	$(0.1)	$216.4

The adjustments to property, plant and equipment and definite-lived intangible assets represent updated valuations for those assets.  The adjustment to deferred tax liabilities represents the impact on deferred taxes resulting from the valuation adjustments to fixed and intangible assets.  The adjustment to other long-term liabilities represents a reduction of tax liabilities on uncertain tax positions related to certain payments made in connection with the acquisition.

As of September 30, 2011, the fair values of the property, plant and equipment and other intangible assets are still considered preliminary and subject to change pending receipt of the final third-party valuations for those assets. Also, the related current and deferred tax balances are preliminary and subject to change pending final assessment of the acquisition date fair values.

Note 8 — Discontinued Operations and Assets Held for Sale

On August 1, 2011, the Company acquired all of the equity of PDT Phoenix GmbH (“PDT”).  Included with the acquisition were assets associated with PDT’s profiles and frames business (“PDT Profiles”), which the Company has classified as held for sale.  The Company is currently in negotiations with a potential buyer and expects to have the assets sold in the first half of 2012.

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

Total assets held for sale and liabilities associated with assets held for sale were as follows:

	September 30,	December 31,
In millions	2011	2010
Assets held for sale:
PDT Profiles business	$25.7	$—
Thermoset molding operation	1.0	1.6
Tire and wheel business	0.7	—
Total assets held for sale	$27.4	$1.6

Liabilities associated with assets held for sale:
PDT Profiles business	$6.4	$—
Total liabilities associated with assets held for sale	$6.4	$—

The major classes of assets and liabilities held for sale included in the Company’s Consolidated Balance Sheets were as follows:

	September 30,	December 31,
In millions	2011	2010
Assets held for sale:
Receivables	$6.1	$—
Inventories	2.9	—
Prepaid expenses and other current assets	0.1	—
Total current assets held for sale	9.1	—

Property, plant and equipment, net	5.4	1.6
Other long term assets	12.9	—
Total non-current assets held for sale	18.3	1.6
Total assets held for sale	$27.4	$1.6
Liabilities associated with assets held for sale:
Accounts payable	$3.7	$—
Accrued expenses	0.8	—
Total current liabilities associated with assets held for sale	4.5	—

Total non-current liabilities associated with assets held for sale	1.9	—
Total liabilities associated with assets held for sale	$6.4	$—

Net sales and income (loss) before income taxes from discontinued operations were as follows:

	Third Quarter		First Nine Months
In millions	2011	2010	2011	2010
Net sales:
PDT Profiles business	$9.3	$—	$9.3	$—
Specialty trailer business	—	32.1	—	68.6
Refrigerated truck bodies business	—	—	—	4.6
Net sales from discontinued operations	$9.3	$32.1	$9.3	$73.2

Income (loss) from discontinued operations:
PDT Profiles business	$0.3	$—	$0.3	$—
Specialty trailer business	(0.1)	5.6	(0.4)	5.5
Refrigerated truck bodies business	—	0.4	—	0.5
On-highway friction and brake shoe business	—	(0.2)	(0.2)	1.4
Thermoset molding operation	—	—	(0.7)	—
Automotive components	(0.1)	(0.1)	(0.1)	—
Systems and equipment	(0.1)	(0.1)	(0.1)	(0.5)

Income (loss) before income taxes from discontinued operations	$—	$5.6	$(1.2)	$6.9

Results for the thermoset molding operation for the nine months ended September 30, 2011 include a $0.6 million write-down of the land and building.

Results of the on-highway friction and brake shoe business for the nine months ended September 30, 2010 included a $2.1 million pretax gain on the sale of property.

Note 9 — Inventories

The Company is a diversified manufacturer comprised of multiple domestic and foreign operations manufacturing different products.  The First-in, First-out (“FIFO”) method is used to value inventories.

The components of inventories as of September 30, 2011 and December 31, 2010 were as follows:

	September 30,	December 31,
In millions	2011	2010
Finished goods	$279.2	$256.7
Work-in-process	63.0	46.7
Raw materials	138.2	124.0
Capitalized variances	33.2	28.1
Reserves	(28.5)	(25.0)
	$485.1	$430.5

Inventories associated with assets held for sale	(2.9)	—
Inventories	$482.2	$430.5

Note 10 — Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2011 were as follows:

	Construction	Transportation	Brake and	Interconnect	FoodService	Disc.
In millions	Materials	Products	Friction	Technologies	Products	Ops	Total
Balance at January 1, 2011
Goodwill	$86.3	$155.5	$231.6	$188.9	$60.3	$47.4	$770.0
Accumulated impairment losses	—	(55.5)	—	—	—	(47.4)	(102.9)
	86.3	100.0	231.6	188.9	60.3	—	667.1
Goodwill acquired during year	46.7	—	—	—	—	—	46.7
Purchase accounting adjustments	—	—	(0.1)	—	—	—	(0.1)
Currency translation	(3.2)	—	—	—	—	—	(3.2)
Goodwill	129.8	155.5	231.5	188.9	60.3	47.4	813.4
Accumulated impairment losses	—	(55.5)	—	—	—	(47.4)	(102.9)
Balance at September 30, 2011	$129.8	$100.0	$231.5	$188.9	$60.3	$—	$710.5

The Company’s other intangible assets at September 30, 2011 were as follows:

	Acquired	Accumulated	Net Book
In millions	Cost	Amortization	Value
Assets subject to amortization:
Patents	$61.8	$(11.1)	$50.7
Customer Relationships	209.8	(42.7)	167.1
Other	34.1	(7.0)	27.1
Assets not subject to amortization:
Trade names	78.7	—	78.7
Other intangible assets, net	$384.4	$(60.8)	$323.6

Estimated amortization expense for the remainder of 2011 and the next four years is as follows: $4.5 million remaining in 2011, $16.7 million in 2012, $15.7 million in 2013, $15.4 million in 2014 and $15.0 million in 2015.

The net book value of the Company’s Other intangible assets by reportable segment are as follows:

	September 30,	December 31,
In millions	2011	2010

Construction Materials	$55.5	$16.4
Transportation Products	2.7	0.2
Brake and Friction	141.8	151.3
Interconnect Technologies	84.9	89.0
FoodService Products	38.7	41.0
Total	$323.6	$297.9

Note 11 — Retirement Plans and Other Post-retirement Benefits

Components of net periodic benefit cost were as follows:

	Pension and Other Post-retirement Benefits
	Third Quarter		First Nine Months
In millions	2011	2010	2011	2010
Service costs - benefits earned during the quarter	$1.4	$1.3	$4.2	$3.8
Interest cost on benefits earned in prior years	3.2	2.5	9.7	7.4
Expected return on plan assets	(4.2)	(3.1)	(12.7)	(9.5)
Amortization of:
Unrecognized net actuarial loss	1.1	0.6	3.4	1.9
Prior service costs	—	(0.1)	(0.1)	0.1
Net periodic benefit costs	$1.5	$1.2	$4.5	$3.7

The Company made contributions of $2.0 million and $3.0 million to the pension plans during the three and nine month period ended September 30, 2011, respectively.  The Company expects to contribute an additional $1.0 million to the pension plans in the fourth quarter of 2011.

The Company maintains defined contribution plans to which it has contributed $2.7 million and $8.3 million during the three and nine month period ended September 30, 2011, respectively. Full year contributions are expected to approximate $11.1 million.

Note 12 — Other Long-Term Liabilities

The components of other long-term liabilities were as follows:

	September 30,	December 31,
In millions	2011	2010
Deferred taxes and other tax liabilities	$184.2	$179.4
Pension and other post-retirement obligations	15.5	18.3
Deferred compensation	7.6	5.6
PDT contingent consideration	4.9	—
Other	2.4	1.4
Other long-term liabilities	$214.6	$204.7

Note 13 — Commitments and Contingencies

Product Warranties

The company offers various warranty programs on its products, primarily installed roofing systems, braking products, aerospace cables and assemblies, and foodservice equipment.  The change in the Company’s aggregate product warranty liabilities, including accrued costs and loss reserves associated with extended product warranties for the period ended September 30 is as follows:

	September 30,
In millions	2011	2010
Beginning reserve	$20.8	$22.5
Liabilities disposed of by sale	—	(1.0)
Current year provision	9.7	12.9
Current year claims	(11.1)	(14.2)
Ending reserve	$19.4	$20.2

The Company also offers separately priced extended warranty contracts on sales of certain products, the most significant being those offered on its installed roofing systems within the Construction Materials segment.  Deferred revenue related to the Company’s installed roofing systems was approximately $140.8 million and $132.9 at September 30, 2011 and 2010, respectively, of which approximately $125.1 million and $117.7 million was classified as long-term in the Consolidated Balance Sheet, respectively.  The amount of extended product warranty revenues recognized was $12.2 million and $12.0 million for the first nine months of 2011 and 2010, respectively.

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

The Company has accrued approximately $21.5 million and $20.6 million related to workers’ compensation claims at September 30, 2011 and 2010, respectively.  The amounts recognized are presented in Accrued expenses in the Consolidated Balance Sheet.  The liability related to workers’ compensation claims, both those reported to the Company and those incurred but not yet reported, is estimated based on actuarial estimates and loss development factors and the Company’s historical loss experience.

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

From time-to-time the Company may be involved in various other legal actions arising in the normal course of business. In the opinion of management, the ultimate outcome of such actions will not have a material adverse effect on the consolidated financial position of the Company, but may have a material impact on the Company’s results of operations for a particular period. There were no material legal expenses recognized during the third quarter or first nine months of 2011 and 2010.

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

Sales, EBIT, and assets of continuing operations by reportable segment are included in the following summary:

Third Quarter	2011		2010
In millions	Sales(1)	EBIT	Sales(1)	EBIT
Carlisle Construction Materials	$442.2	$60.2	$354.8	$54.1
Carlisle Transportation Products	164.6	(8.9)	156.8	3.5
Carlisle Brake & Friction	126.6	24.2	29.2	4.9
Carlisle Interconnect Technologies	75.7	10.9	61.4	8.2
Carlisle FoodService Products	61.4	4.5	63.7	6.3
Corporate	—	(9.1)	—	(10.5)
Total	$870.5	$81.8	$665.9	$66.5

First Nine Months	2011			2010
In millions	Sales(1)	EBIT	Assets	Sales(1)	EBIT	Assets
Carlisle Construction Materials	$1,105.5	$132.4	$820.6	$917.1	$124.8	649.7
Carlisle Transportation Products	578.0	12.9	563.8	538.4	21.3	546.2
Carlisle Brake & Friction	356.8	61.8	669.1	78.0	9.9	97.4
Carlisle Interconnect Technologies	213.1	31.5	420.4	185.6	22.0	396.5
Carlisle FoodService Products	181.5	15.3	212.4	181.7	19.0	216.1
Corporate (2)	—	(31.5)	90.2	—	(27.7)	120.9
Total	$2,434.9	$222.4	$2,776.5	$1,900.8	$169.3	$2,026.8

(1) Excludes intersegment sales

(2) Corporate assets include assets of discontinued operations not classified as held for sale

A reconciliation of assets reported above to total assets as presented on the Company’s Consolidated Balance Sheets is as follows:

September 30,
2011
Assets per table above	$2,776.5
Assets held for sale of discontinued operations	26.7
Total Assets per Consolidated Balance Sheet	$2,803.2

Note 15 - Income Taxes

The effective income tax rate on continuing operations for the nine months ended September 30, 2011 was 31.2% compared to an effective income tax rate of 33.8% for the nine months ended September 30, 2010.

The year to date effective tax rate of 31.2% varies from the United States statutory rate of 35.0% primarily due to the deduction for U.S. production activities, earnings in foreign jurisdictions taxed at rates lower than the U.S. federal rate, the generation of excess foreign tax credits through implementation of tax planning strategies, and a tax benefit recorded upon the recognition of certain foreign deferred tax assets discussed below..

In periods prior to June 30, 2011 the Company determined it was more likely than not that certain tax assets of a wholly owned Chinese entity may not be realizable.  However, the entity has been experiencing significantly improved business conditions, and in June 2011 the Company determined that the increase in anticipated future income of the entity is sufficient so that it is now more likely than not that the benefit of those tax assets will be realized.  As such, the year to date effective income tax rate for the nine months ended September 30, 2011 reflects a current benefit related to the recognition of those foreign deferred tax assets.

Note 16 - Earnings Per Share

The following reflects the Income from continuing operations and share data used in the basic and diluted earnings per share computations using the two-class method:

	Third Quarter		First Nine Months
In millions, except share and per share amounts	2011	2010	2011	2010

Numerator:

Income from continuing operations	$53.7	$46.8	$142.3	$108.7
Less: dividends declared - common stock outstanding, unvested restricted shares and restricted share units	(11.2)	(10.4)	(32.3)	(30.1)
Undistributed earnings	42.5	36.4	110.0	78.6
Percent allocated to common shareholders (1)	99.0%	98.9%	99.0%	98.9%
	42.1	36.0	108.9	77.7
Add: dividends declared - common stock	11.1	10.3	32.0	29.8
Numerator for basic and diluted EPS	$53.2	$46.3	$140.9	$107.5

Denominator (in thousands):
Denominator for basic EPS: weighted-average common shares outstanding	61,599	60,980	61,396	60,885
Effect of dilutive securities:
Performance awards	165	101	165	101
Stock options	639	446	761	653
Denominator for diluted EPS: adjusted weighted average common shares outstanding and assumed conversion	62,403	61,527	62,322	61,639

Per share income from continuing operations:
Basic	$0.86	$0.76	$2.29	$1.77
Diluted	$0.85	$0.75	$2.26	$1.75

(1) Basic weighted-average common shares outstanding	61,599	60,980	61,396	60,885
Basic weighted-average common shares outstanding, unvested restricted shares expected to vest and restricted share units	62,193	61,657	61,989	61,562
Percent allocated to common shareholders	99.0%	98.9%	99.0%	98.9%

To calculate earnings per share for the Income (loss) from discontinued operations and for Net income, the denominator for both basic and diluted earnings per share is the same as used in the above table.  The Income (loss) from discontinued operations and Net income were as follows:

	Third Quarter		First Nine Months
In millions, except share amounts	2011	2010	2011	2010

Income (loss) from discontinued operations attributable to common shareholders for basic and diluted earnings per share	$—	$3.7	$(0.6)	$4.7

Net income attributable to common shareholders for basic and diluted earnings per share	$53.2	$50.0	$140.4	$112.2

Antidilutive stock options excluded from EPS calculation (1)	669	2,342	200	718

(1)          Represents stock options excluded from the calculation of diluted earnings per share as such options had exercise prices in excess of the weighted-average market price of the Company’s common stock during these periods.

Note 17 - Comprehensive Income

Total comprehensive income consisted of the following:

	Third Quarter		First Nine Months
In millions	2011	2010	2011	2010

Net income	$53.7	$50.5	$141.7	$113.4
Other comprehensive (loss) income:
Foreign currency translation, net of tax	(10.9)	5.2	(5.9)	(1.0)
Accrued post-retirement benefit liability, net of tax	0.7	0.4	2.1	1.1
Loss on hedging activities, net of tax	(0.1)	(0.1)	(0.3)	(0.2)
Other comprehensive (loss) income	(10.3)	5.5	(4.1)	(0.1)
Comprehensive income	$43.4	$56.0	$137.6	$113.3

Loss on hedging activities, net of tax included in Other comprehensive (loss) income for the three and nine months ended September 30, 2011 represented the amortization of a $5.6 million ($3.5 million, net of tax) gain in Accumulated other comprehensive loss resulting from the termination of treasury lock contracts on August 15, 2006.  At September 30, 2011, the Company had a remaining unamortized gain of $2.8 million ($1.7 million, net of tax) which is reflected in Accumulated other comprehensive loss on the Company’s Consolidated Balance Sheets. Approximately $0.1 million ($0.1 million, net of tax) is expected to be amortized to reduce Interest expense, net during the remainder of 2011.

Note 18 - Exit and Disposal Activities

The following table represents the effect of exit and disposal activities related to continuing operations on the Company’s Consolidated Statements of Earnings for the three and nine months ended September 30, for 2011 and 2010, respectively:

	Third Quarter		First Nine Months
In millions	2011	2010	2011	2010
Cost of goods sold	$1.0	$3.3	$4.0	$9.4
Selling and administrative expenses	0.7	0.1	0.7	0.7
Research and development expenses	—	—	—	0.2
Other operating expense	0.4	—	0.4	—
Total exit and disposal costs	$2.1	$3.4	$5.1	$10.3

Exit and disposal activities by type of charge were as follows:

	Third Quarter		First Nine Months
In millions	2011	2010	2011	2010
Termination benefits	$0.6	$0.6	$0.6	$3.8
Fixed asset impairment	0.4	—	0.4	—
Other associated costs	1.1	2.8	4.1	6.5
Total exit and disposal costs	$2.1	$3.4	$5.1	$10.3

Exit and disposal accrual activities for the nine months ended September 30, 2011 were as follows:

In millions	Termination Benefits	Asset Impairment	Other Associated Costs	Total
Balance at December 31, 2010	$3.1	$—	$1.1	$4.2
2011 charges to expense and adjustments	0.6	0.4	4.1	5.1
2011 payments	(2.9)	(0.4)	(5.0)	(8.3)
Balance at September 30, 2011	$0.8	$—	$0.2	$1.0

Exit and disposal activities by segment were as follows:

	Third Quarter		First Nine Months
In millions	2011	2010	2011	2010
Total by segment
Transportation Products	$1.3	$3.0	$3.9	$8.3
Brake and Friction	0.8	0.3	1.2	0.9
Interconnect Technologies	—	0.1	—	1.1
Total exit and disposal costs	$2.1	$3.4	$5.1	$10.3

Carlisle Transportation Products — During the first nine months of 2011, the Company incurred $3.9 million of exit and disposal costs, associated with the consolidation of its tire manufacturing operations in Heflin, AL, Carlisle, PA and portions of Buji, China into a new facility in Jackson, TN.  The consolidation of these operations began in the third quarter of 2009 and is expected to cost approximately $21.0 million in total, of which $20.8 million has been incurred through September 30, 2011, and $0.2 million is expected to be incurred in the fourth quarter of 2011.  The consolidation was substantially completed in the first quarter of 2011; however additional activities related to the closure of facilities no longer in use will be completed in the third quarter of 2011.  Included in Accrued expenses at September 30, 2011 was $0.2 million related to unpaid severance.

Carlisle Brake & Friction — In the fourth quarter of 2009, within its off-highway braking business, the Company announced plans to close its friction product manufacturing facility in Logansport, IN and to consolidate operations into its locations in Hangzhou, China and Bloomington, IN. This consolidation was substantially completed in the fourth quarter of 2010; however, additional activities related to the closure of the facility occurred in the third quarter of 2011.  The total cost of this consolidation project is estimated at $5.2 million.  The company recorded $0.1 million and $0.5 million of expense in the third quarter and first nine months for 2011, respectively, primarily for other relocation costs.

In the third quarter of 2011,  the Company decided to close its braking plant in Canada.  The project is expected to cost approximately $1.1 million.  The Company recorded $0.7 million of expense during the third quarter and first nine months of 2011 consisting of employee termination costs and other associated costs.

Carlisle Interconnect Technologies — In the fourth quarter of 2009, the Company announced that it would consolidate its Vancouver, WA facility into its facilities in Long Beach, CA and Yichang, China and close its Vancouver facility. This consolidation was completed during the third quarter 2010.  The Company recorded $1.1 million of expense during the first nine months of 2010 primarily consisting of employee termination costs and other relocation costs.

Note 19 - Subsequent Events

On October 20, 2011, Carlisle Companies Incorporated (“Carlisle”) and Carlisle Management Company (“CMC” and, together with Carlisle, the  “Borrowers”) entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”) administered by JPMorgan Chase Bank, N.A. (“JPMorgan Chase”).  The Credit Agreement provides for a $600 million revolving line of credit with a maturity date of October 20, 2016 and replaces the Second Amended and Restated Credit Agreement, which was scheduled to expire on July 12, 2012.

The new revolving credit facility provides for grid-based interest pricing based on the credit rating of the Company’s senior unsecured bank debt or other unsecured senior debt.  The facility requires the Company to meet various restrictive covenants and limitations including certain leverage ratios, interest coverage ratios and limits on outstanding debt balances held by certain subsidiaries.

The terms of this financing, including interest pricing, are more fully described in the Credit Agreement, a copy of which is filed as Exhibit 10.1 to this Form 10-Q.

In addition to JPMorgan Chase, the following lenders are parties to the Credit Agreement:  Wells Fargo Bank, N.A., Bank of America, N.A., SunTrust Bank, The Bank of Tokyo-Mitsubishi UFJ Ltd, Mizuho Corporate Bank (USA), T.D. Bank, N.A., Citicorp North America, Inc., HSBC Bank USA National Association, PNC Bank National Association (collectively, the “Lenders”). The following Lenders provide the Company general banking and/or investment advisory services:  JPMorgan Chase, Wells Fargo Bank, Bank of America, SunTrust Bank, The Bank of Tokyo, Mizuho Bank, T.D. Bank, Citicorp, HSBC Bank, PNC Bank.

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

Net sales increased 31% in the third quarter of 2011 to $870.5 million compared to $665.9 million for the same period in 2010.  Acquisitions in the Carlisle Brake & Friction and Carlisle Construction Materials segments contributed $99.6 million, or 15% to net sales in the third quarter of 2011.  For the third quarter of 2011, organic growth of 15% was driven by a 9% increase in sales volumes across all segments and 6% overall increase in selling prices. During the third quarter 2011, the increase in net sales from fluctuations in foreign currency exchange rates was less than 1%.

For the first nine months of 2011, net sales increased 28% to $2.43 billion compared to $1.90 billion for the same period in 2010.  Acquisitions in the Carlisle Brake & Friction and Carlisle Construction Materials segments contributed $259.3 million, or 14%, to net sales in the first nine months of 2011.  For the first nine months of 2011, organic growth of 14% was driven by a 10% increase in sales volume and a 4% overall increase in selling prices. During the first nine months of 2011, the increase in net sales from fluctuations in foreign currency exchange rates was less than 1%.

Income from continuing operations, net of tax, of $53.7 million was 15% higher in the third quarter of 2011 as compared to income of $46.8 million in the third quarter of 2010.  Income in the third quarter of 2011 was positively impacted by the after-tax contribution from the Hawk acquisition, higher sales volumes and reduced operating costs attributable to efficiencies gained through the implementation of the Carlisle Operating System.  Partially offsetting this was the negative impact of higher raw material costs at Carlisle Construction Materials experienced in the third quarter of 2011 compared to the prior year period and charges for organizational changes and production inefficiencies incurred within the Carlisle Transportation Products segment.

Income from continuing operations, net of tax, of $142.3 million was 31% higher in the first nine months of 2011 as compared to income of $108.7 million in the prior year period due to the same aforementioned factors contributing to income results in the third quarter, as well as a lower effective tax rate during the first nine months of 2011 versus the same prior year period.

Year to date, the Company has achieved strong sales performance most notably in its brake & friction, commercial re-roofing and aerospace businesses.  The Company’s EBIT margin has increased on a year to date basis from 8.9% in 2010 to 9.1% due to the contribution from the Hawk acquisition and earnings growth in the Interconnect Technologies segment.  This earnings improvement has been offset by lower margins in the Construction Materials segment due to higher raw material costs and margin reduction in the Transportation Products segment.  For the full year 2011, the Company expects sales growth from acquisitions and organic growth to total in the mid-twenty percent range.  However, uncertainty regarding higher raw material costs, global market conditions and economic recovery could place negative pressure on sales and earnings in the remainder of the year.

The Company’s effective income tax rates for the three and nine month periods ending September 30, 2011 were 29.6% and 31.2%, respectively. The rates for the three and nine month periods ending September 30, 2010 were 28.1% and 33.8%, respectively.  The effective tax rate for the full year of 2010 was 30.5%.  The effective tax rate for the full year 2011 is estimated to be 32%.

Sales and Earnings

Net Sales

	Third Quarter			Acquisition	Volume	Price	Product	Exchange
(in millions)	2011	2010	Change	Effect	Effect	Effect	Mix Effect	Rate Effect

Net Sales	$870.5	$665.9	30.7%	15.0%	9.4%	6.0%	0.0%	0.3%

	First Nine Months			Acquisition	Volume	Price	Product	Exchange
(in millions)	2011	2010	Change	Effect	Effect	Effect	Mix Effect	Rate Effect

Net Sales	$2,434.9	$1,900.8	28.1%	13.6%	9.9%	4.3%	0.0%	0.3%

Organic sales growth of 15% during the third quarter 2011 was led by 36% growth in Brake & Friction, 23% growth in Interconnect Technologies and 21% growth in Construction Materials. The increase in sales from pricing primarily reflected the impact of selling price actions in the Transportation Products, Construction Materials and FoodService Products segments.  Acquisitions in the Carlisle Brake & Friction and Carlisle Construction Materials segments contributed $99.6 million to net sales in the third quarter of 2011.

For the first nine months of 2011, the organic sales increase of 14% from the prior year reflected organic growth primarily from the Brake & Friction, Construction Materials and Interconnect Technologies segments. The acquisition of Hawk in the Brake & Friction segment contributed $245.9 million of sales during the first nine months of 2011.

Gross Margin

	Third Quarter			Nine Months
(in millions)	2011	2010	Change	2011	2010	Change

Gross profit	$187.5	$143.6	30.6%	$518.3	$399.2	29.8%

Gross margin	21.5%	21.6%		21.3%	21.0%

For the third quarter 2011, gross margin (gross profit expressed as a percentage of net sales) was relatively level versus the prior year period.  Positive contributions to margin from the Hawk acquisition, organic sales growth and efficiency gains from the Carlisle Operating System were offset by the negative impact of higher raw material costs, net of selling price increases, primarily impacting Carlisle Construction Materials and production inefficiencies from plant start-up activities within Carlisle Transportation Products’ (“CTP”) tire facility in Jackson, TN.  Due to similar factors, gross margin for the nine months ended September 30, 2011 was relatively level with gross margin for the same prior year period.

Selling and Administrative Expenses

	Third Quarter			First Nine Months
(in millions)	2011	2010	Change	2011	2010	Change

Selling & Administrative	$99.9	$71.5	39.7%	$277.8	$214.7	29.4%

As a percentage of net sales	11.5%	10.7%		11.4%	11.3%

Selling and administrative expenses in the third quarter of 2011 included $10.1 million related to acquisitions in the Brake & Friction and Construction Materials segments.  In addition to the impact of acquisitions, selling and administrative expenses rose in connection with organic sales volume growth and $4.0 million in charges related to organizational actions taken by CTP to improve performance, including a management change.

Selling and administrative expenses in the first nine months of 2011 included $24.7 million of expenses from acquisitions in the Brake & Friction and Construction Materials segments and $1.3 million in acquisition costs related to an acquisition opportunity that was not realized.  In addition to the impact of acquisitions, selling and administrative expenses rose in connection with organic sales volume growth, expansion efforts in Asia Pacific and the aforementioned charges at CTP.

Research and Development Expenses

	Third Quarter			First nine Months
(in millions)	2011	2010	Change	2011	2010	Change

Research and Development	$7.1	$6.0	18.3%	$21.4	$16.8	27.4%

As a percentage of net sales	0.8%	0.9%		0.9%	0.9%

The increase in research and development expenses during the three and nine month periods ending September 30, 2011 primarily reflected expenses of $1.3 million and $3.9 million, respectively, related to acquisitions in the Brake & Friction and Construction Materials segment.

EBIT (Earnings Before Interest and Taxes)

	Third Quarter			First Nine Months
(in millions)	2011	2010	Change	2011	2010	Change

EBIT	$81.8	$66.5	23.0%	$222.4	$169.3	31.4%

EBIT Margin	9.4%	10.0%		9.1%	8.9%

EBIT in the third quarter of 2011 was higher than the prior year due to the contribution from acquisitions of $21.2 million, higher organic sales volume and reduction in operating costs attributable to efficiencies gained through the Carlisle Operating System.  Partially offsetting these impacts were higher raw materials costs incurred primarily in the Construction Materials segment, production inefficiencies in the Transportation Products segment connected with the Jackson, TN facility and $4.0 million of organizational realignment costs within Carlisle Transportation Products, including a management change.  The reduction in EBIT margin from 10.0% in the third quarter 2010 to 9.4% in the third quarter 2011 reflects the impact of operating losses incurred at Transportation Products due to the above mentioned inefficiencies and organizational charges as well as higher raw material costs at Construction Materials that were not fully offset by selling price increases.

EBIT in the first nine months of 2011 was higher than the prior year period due to contributions from acquisitions of $50.1 million, higher organic sales volumes and operating cost efficiencies from the Carlisle

Operating System.  These positive impacts were partially offset by higher raw materials costs that were not fully recovered by selling price increases and production inefficiencies at Carlisle Transportation Products connected with the ramp-up of tire operations at the Jackson, TN facility. Plant restructuring charges in the first nine months of 2011 of $5.1 million compared to plant and corporate restructuring charges of $10.3 million during the first nine months of 2010.

Interest Expense

	Third Quarter		First Nine Months
(in millions)	2011	2010	2011	2010

Gross interest expense	$5.6	$1.5	$16.0	$5.4
Interest Income	(0.1)	(0.1)	(0.5)	(0.3)
Interest Expense, net	$5.5	$1.4	$15.5	$5.1

The increase in interest expense for the third quarter and first nine months of 2011, versus the respective prior year periods, reflects higher outstanding debt levels compared to the respective prior year period.  In December 2010, the Company issued $250 million 5.125% senior unsecured notes due 2020 in connection with its acquisition of Hawk.

Income Taxes

	Third Quarter		First Nine Months
(in millions)	2011	2010	2011	2010

Income tax expense	$22.6	$18.3	$64.6	$55.5

Effective tax rate	29.6%	28.1%	31.2%	33.8%

The Company’s effective income tax rates for the three and nine month periods ending September 30, 2011 were 29.6% and 31.2% respectively.  The rates for the three and nine month periods ending September 30, 2010 were 28.1% and 33.8% respectively.  The effective tax rate for the full year of 2010 was 30.5%.

The three month rates are lower that the nine month rates in each year due to the realization of certain foreign tax credits resulting from tax planning initiated during the third quarter of both years.

The decrease in the rate for the nine month period ended September 30, 2011 compared to the nine month rate from the previous year is attributable to three primary factors. First, legislation extending the research and development tax credit and other benefits related to certain types of foreign earned income, was passed in December 2010. Since the legislation was not enacted at September 30, 2010 the related benefits were not reflected in the effective income tax rate for the nine months ended September 30, 2010.  Second, the September 30, 2011 effective income tax rate reflects the tax benefit of excess foreign tax credits generated as part of foreign restructuring. Third, the current year-to-date rate reflects a current tax benefit associated with the recognition of previously unrecorded foreign deferred tax assets.

Income from Continuing Operations

	Third Quarter			First Nine Months
(in millions)	2011	2010	Change	2011	2010	Change
Income from continuing operations, net of tax	$53.7	$46.8	14.7%	$142.3	$108.7	30.9%

EPS
Basic	$0.86	$0.76	13.2%	$2.29	$1.77	29.4%
Diluted	$0.85	$0.75	13.3%	$2.26	$1.75	29.1%

The increase in income from continuing operations, net of tax, in the third quarter of 2011 was attributable to the EBIT increase of 23.0%.  Partially offsetting the positive impact of higher EBIT was higher interest expense due to long-term borrowings added in December 2010 to finance the Hawk acquisition and a slightly higher effective tax rate during the third quarter 2011 versus the third quarter 2010.  For the nine months ended September 30, 2011, the increase in income from continuing operations reflected higher EBIT and a lower effective tax rate, partially offset by higher interest expense from increased debt levels.

Income (Loss) from Discontinued Operations

	Third Quarter		First Nine Months
(in millions)	2011	2010	2011	2010
Income (loss) from discontinued operations, net of tax	$—	$3.7	$(0.6)	$4.7

EPS
Basic	$—	$0.06	$—	$0.08
Diluted	$—	$0.06	$(0.02)	$0.08

Loss from discontinued operations for the three and nine month periods ended September 30, 2011 primarily reflects activity related to assets held for sale for certain discontinued operations, including write-down of assets.  During the third quarter of 2011, PDT profiles contributed $0.3 million to EBIT.  Income from discontinued operations for the three and nine month periods ended September 30, 2010 primarily reflected earnings from the Specialty Trailer business, which was sold during the fourth quarter 2010.

Net Income

	Third Quarter			First Nine Months
(in millions)	2011	2010	Change	2011	2010	Change

Net Income	$53.7	$50.5	6.3%	$141.7	$113.4	25.0%

EPS
Basic	$0.86	$0.82	4.9%	$2.29	$1.85	23.8%
Diluted	$0.85	$0.81	4.9%	$2.24	$1.83	22.4%

The comparison of net income for both the three and nine month periods ended September 30, 2011 to the respective prior year periods reflects the positive impact from increased income from continuing operations partially offset by higher earnings in discontinued operations during 2010 as compared to 2011.

Acquisitions

On August 1, 2011, the Company acquired 100% of the equity of PDT Phoenix GmbH (“PDT”) for €82.1 million, or $118.3 million, of which €78.7 million, or $113.4 million, was paid in cash initially funded with borrowings under the Company’s revolving credit facility, most of which were subsequently repaid, as well as cash on hand.  The purchase price provides for contingent consideration based on future earnings.  The fair value of contingent consideration recognized at the acquisition date was €3.4 million, or $4.9 million.

PDT operates within the Construction Materials (“CCM”) segment.  PDT is a leading manufacturer of EPDM-based (rubber) roofing membranes and industrial components serving European markets. The acquisition of PDT provides a platform to serve the European market for single-ply roofing systems, and expands the Company’s growth internationally.  The acquisition of PDT is subject to certain earn-out provisions based upon future results of the acquired operations.  As of September 30, 2011, the preliminary amount of goodwill recorded related to the acquisition of PDT was approximately $46.7   million. Included with the acquisition were $27.7 million in assets and $6.2 million in associated liabilities related to PDT’s profiles and frames business, which the Company has classified as held for sale.  The Company is currently in negotiations with a potential buyer and expects to have the assets sold in the first half of 2012.

On December 1, 2010, the Company completed the acquisition of all of the outstanding equity of Hawk Corporation (“Hawk”) for a total cash purchase price of $414.1 million.  Hawk is a leading worldwide supplier of friction materials for brakes, clutches and transmissions.  With this acquisition, the Company created a comprehensive global braking solutions platform enabling it to provide a broader line of attractive products and increasing exposure to key emerging markets such as China, Brazil and India. Together with Carlisle’s core industrial brake and friction product line, Hawk became part of the Carlisle Brake & Friction segment.  As of September 30, 2011, the goodwill recorded related to the acquisition of Hawk was approximately $216.4 million.  See Note 7 to the Unaudited Condensed Consolidated Financial Statements for further information regarding the acquisitions of PDT and Hawk.

Financial Reporting Segments

Carlisle Construction Materials (“CCM”)

	Third Quarter				First Nine Months
			Change	Change			Change	Change
(in millions)	2011	2010	$	%	2011	2010	$	%

Net Sales	$442.2	$354.8	$87.4	24.6%	$1,105.5	$917.1	$188.4	20.5%

EBIT	$60.2	$54.1	$6.1	11.3%	$132.4	$124.8	$7.6	6.1%

EBIT Margin	13.6%	15.2%			12.0%	13.6%

The increase in net sales in the Construction Materials segment during the third quarter of 2011 primarily reflected higher sales volume in the Company’s commercial re-roofing business and, to a lesser extent, higher selling prices from pricing actions taken throughout 2011.  The acquisition of PDT during the third quarter of 2011 contributed $13.4 million to sales.  The increase in CCM’s net sales for the first nine months of 2011 primarily reflected higher demand in its commercial re-roofing business.

On August 1, 2011, the Company acquired PDT GmbH (“PDT”) for approximately $118.3 million, comprised of $113.4 million in cash, and $4.9 million in contingent consideration. PDT operates manufacturing facilities in Germany and is a leading manufacturer of EPDM based roofing materials, with annual sales of approximately €80 million.  The acquisition of PDT is an important foothold for CCM in servicing the growing single-ply roofing market in Europe.  During the third quarter 2011, PDT contributed $13.4 million to net sales and $2.2 million to EBIT.  The Company also recorded $0.7 million of acquisition related costs in the third quarter.

The decline in CCM’s EBIT margin (EBIT expressed as percentage of net sales) during the third quarter of 2011 was primarily attributable to significantly higher raw material costs that were not fully offset by pricing actions.  These factors similarly impacted the decline in EBIT margin for the first nine months of 2011 as compared to the first nine months of 2010.  The Company has implemented a number of pricing actions throughout the first nine months of 2011 with the most recent action implemented September 1, 2011.  Included in EBIT for the three and nine months ended September 30, 2011 is a favorable adjustment of $2.9 million reflecting a reduction of the Company’s liabilities under its product warranty program.

Net sales and EBIT are generally higher for this segment in the second and third quarters of the year due to increased construction activity during these periods. Over the last two years, CCM’s commercial roofing business has shifted significantly towards re-roofing, which currently constitutes 85% of its commercial activity.  The reroofing market is less cyclical and relatively more stable than the new construction market due to the large base of installed roofs requiring replacement in a given year.  The re-roofing market has experienced a significant increase in demand during 2011.  In contrast to the re-roofing market, the market for new construction continues to show indications of a slow recovery and possible further weakness due to state and municipal budget constraints.

Raw material costs for this segment continue to be significantly higher than the prior year and there is concern over limited supply of certain key raw materials.  CCM’s ability to recover additional raw material costs through price increases or surcharges is subject to significant price competition.

Carlisle Transportation Products (“CTP”)

	Third Quarter				First Nine Months
			Change	Change			Change	Change
(in millions)	2011	2010	$	%	2011	2010	$	%

Net Sales	$164.6	$156.8	$7.8	5.0%	$578.0	$538.4	$39.6	7.4%

EBIT	$(8.9)	$3.5	$(12.4)	-354.3%	$12.9	$21.3	$(8.4)	-39.4%

EBIT Margin	-5.4%	2.2%			2.2%	4.0%

Carlisle Transportation Product’s net sales increase of 5.0% during the third quarter 2011 primarily reflected higher selling prices that were implemented in connection with increased raw material costs and higher demand in the agricultural and construction market, partially offset by lower demand in the outdoor power equipment market versus the prior year period.  For the first nine months of 2011, sales growth of 7.4% primarily reflected higher selling prices from pricing actions taken in response to increased raw material costs.

During the third quarter 2011, EBIT loss of $8.9 million was primarily the result of production start-up inefficiencies from the new tire plant in Jackson, TN and lower sales volume.  In the third quarter 2011, the Company took a number of actions to address improvement measures for CTP, incurring $2.8 million of charges for management and other organizational changes and $1.2 million in expenses to relocate division headquarters to Franklin, Tennessee as part of its plan to streamline administrative functions. Also during the third quarter 2011, CTP experienced significant raw material cost increases particularly for natural and synthetic rubber that were offset by selling price increases.

As compared to the prior period, EBIT and EBIT margin during the first nine months of 2011 declined as a result of production inefficiencies from the Jackson plant start-up, $4.0 million of costs related to management and other organizational changes and lower sales volume.

During the first nine months of 2011, the Company incurred $3.9 million of exit and disposal costs, associated with the consolidation of its tire manufacturing operations in Heflin, AL, Carlisle, PA and portions of Buji, China into a new facility in Jackson, TN.  The consolidation of these operations began in the third quarter of 2009. The consolidation was substantially completed in the first quarter of 2011; however additional activities related to the closure of facilities no longer in use continued through the third quarter of 2011. The total cost of this consolidation project was approximately $21.0 million.  The company expects no additional costs to be incurred related to this project.  The Company recorded $8.2 million of exit and disposal costs during the first nine months of 2010.

Net sales and EBIT for CTP are generally higher in the first six months of the year due to peak sales volumes in the outdoor power equipment product lines. The Company expects sales to increase over the prior year at their current trend, primarily reflecting higher selling prices to offset higher raw material costs and strengthening in some end markets.  However, higher raw material costs as well as higher costs capitalized into inventory as of September 30, 2011 are expected to continue to impact margins for future periods.  As noted above, CTP has experienced production inefficiency issues during 2011 related to the ramp-up of production at the Jackson, TN facility which has negatively impacted earnings.  However productivity has recently improved at the new Jackson, TN facility and actions have been taken to reduce costs including staff reductions.

As of September 30, 2011, the carrying value of CTP’s goodwill and intangible assets was $100.0 million and $2.7 million, respectively.  Goodwill and intangible assets with indefinite useful lives are tested at least annually for impairment or when evidence of a potential impairment exists. The Company did not recognize any goodwill or intangible asset impairment through September 30, 2011 related to CTP or any of its other segments. However, deterioration of the outlook for CTP could potentially result in a future impairment loss within this segment.  For additional information, refer to Item 1A of the Company’s 2010 Annual Report on Form 10-K.

Carlisle Brake & Friction (“CBF”)

	Third Quarter				First Nine Months
			Change	Change			Change	Change
(in millions)	2011	2010	$	%	2011	2010	$	%

Net Sales	$126.6	$29.2	$97.4	333.6%	$356.8	$78.0	$278.8	357.4%

EBIT	$24.2	$4.9	$19.3	393.9%	$61.8	$9.9	$51.9	524.2%

EBIT Margin	19.1%	16.8%			17.3%	12.7%

The acquisition of Hawk contributed $86.2 million to net sales and $19.6 million to EBIT for CBF in the third quarter of 2011.  Sales and EBIT for Hawk during the third quarter 2011 reflected strong demand for friction products used in the global market for off-highway applications and reduction in operating expenses resulting from successful integration efforts.  For the nine months ended September 30, 2011, Hawk contributed $245.9 million to net sales and $48.5 million to EBIT.  Included in the EBIT for Hawk for both the three and nine month periods ended September 30, 2011 is a $2.8 million favorable adjustment for lower depreciation and amortization expense based upon changes to the allocation of the Hawk purchase price made subsequent to the initial purchase price allocation.

Organic sales growth for CBF increased during the third quarter 2011 by 36%, reflecting the high demand in the global off highway braking systems market consistent with the sales performance of Hawk.  A substantial driver of this growth was a 76% increase in demand in the mining market and 31% increase in the agricultural and construction markets.  The impact of foreign exchange rates had a positive impact of 2.1% on CBF’s change in net sales in the third quarter of 2011.  For the nine months ended September 30, 2011, organic sales for CBF increased by 40% over the prior year period.  The brake and friction businesses are experiencing robust demand, particularly in agricultural markets in Europe and construction and mining markets in the Asia Pacific region.

The significant increase in EBIT margin for the combined CBF segment to 19.1% and 17.3% for the three and nine month periods ended September 30, 2011, respectively, versus the prior year periods, primarily reflected contribution from Hawk and synergy savings from the integration of Hawk with the core braking business.

In October, 2011, the Company announced plans to close its braking plant in Canada.  The project is expected to cost approximately $1.1 million.  The Company recorded $0.7 million of expense during the first nine months of 2011 consisting of employee termination costs and other associated costs.

The outlook for the markets that CBF serves continues to be favorable due to the continued growth in infrastructure spending in developing regions such as Asia Pacific and South America.  However, commodity prices for copper and key agricultural goods have fallen recently indicating a potential reduction in demand in the global mining sector.  Sales and EBIT in future periods could be impacted by a downturn in global economic conditions or rising inflation in emerging markets such as China could cause these countries to put in measures to temper growth.

Carlisle Interconnect Technologies (“CIT”)

	Third Quarter				First Nine Months
			Change	Change			Change	Change
(in millions)	2011	2010	$	%	2011	2010	$	%

Net Sales	$75.7	$61.4	$14.3	23.3%	$213.1	$185.6	$27.5	14.8%

EBIT	$10.9	$8.2	$2.7	32.9%	$31.5	$22.0	$9.5	43.2%

EBIT Margin	14.4%	13.4%			14.8%	11.9%

The 23% increase in net sales by CIT in the third quarter of 2011 primarily reflected higher sales volume in the aerospace market of 38% offset by lower demand in the military defense market of 22%.  Growth in the aerospace market was driven by increased demand for CIT’s in-flight entertainment applications, sales related to the new Boeing 787 program and higher demand for Boeing legacy airline (737 and 777) programs. For the first nine months of 2011, organic sales increased by 15% primarily reflecting growth in the aerospace market of 22% partially offset by 8% lower demand in the military applications market.

Despite significantly higher raw material costs for copper and silver, EBIT margin increased to 14.4% in the third quarter 2011 compared to 13.4% in the third quarter 2010, reflecting higher sales volume and efficiency savings from the Carlisle Operating System.  These factors similarly contributed to the increase in EBIT margin for the first nine months of 2011 to 14.8% from EBIT margin of 11.9% in the first nine months of 2010.

The Company expects additional sales from the ramp up of the Boeing 787 program. The long-term growth prospects for the aerospace market continue to be favorable.  However, the impact of potential defense budget cuts could have a negative impact on future results.

Carlisle FoodService Products (“CFS”)

	Third Quarter				First Nine Months
			Change	Change			Change	Change
(in millions)	2011	2010	$	%	2011	2010	$	%

Net Sales	$61.4	$63.7	$(2.3)	-3.6%	$181.5	$181.7	$(0.2)	-0.1%

EBIT	$4.5	$6.3	$(1.8)	-28.6%	$15.3	$19.0	$(3.7)	-19.5%

EBIT Margin	7.3%	9.9%			8.4%	10.5%

For the third quarter 2011, the decline in sales at CFS was the result of lower sales volume which was offset partially by price increases introduced during 2011 to address higher raw material costs. Despite the overall weak trend in the foodservice industry, demand for CFS’s foodservice products grew during the third quarter as restaurants sought new product for retooled menu offerings and replenished aging equipment and supplies.  This increase was offset by a decline within the healthcare products market, which has experienced competitive pricing pressure and significantly lower demand.

The decline in EBIT margin for both the three and nine month periods ended September 30, 2011, versus the respective prior year periods, reflected lower sales volume and higher raw material and freight costs in 2011 that were not fully offset by selling price increases.

The foodservice products business is generally not subject to seasonal demand.  Expected 2011 growth rates in both the foodservice and healthcare product sectors turned negative during the third quarter, the result of continued slow economic conditions.   The Company continues to experience higher costs versus the prior period for key raw materials such as plastic resin however the Company’s ability to recover raw material increases through higher selling prices remains uncertain.  CFS announced additional price increases effective January 1, 2012 to address increased raw material costs.

Corporate expense

	Third Quarter			First Nine Months
(in millions)	2011	2010	Change	2011	2010	Change

Corporate expenses	$9.1	$10.5	-13.3%	$31.5	$27.7	13.7%

As a percentage of net sales	1.0%	1.6%		1.3%	1.5%

The decrease in corporate expense from the third quarter of 2011 versus the prior year period primarily reflected foreign exchange losses recognized during the third quarter of 2010. The increase in corporate expense for the first nine months of 2011 versus the prior year period primarily reflects $1.3 million of costs in 2011 for acquisition opportunities that were not realized as well as the impact of foreign exchange between the two comparative periods.

Liquidity and Capital Resources

As of September 30, 2011, the Company had $81.8 million of cash and cash equivalents on hand, of which $54.7 million was located in wholly owned subsidiaries of the Company outside the United States (“overseas cash”).  The Company utilized approximately $40 million of overseas cash to fund the purchase of PDT, with the remainder of the purchase price funded through borrowings under the Company’s revolving credit facility, much of which was subsequently paid down from free cash flow from operations.

Sources and Uses of Cash and Cash Equivalents

	First Nine Months
In millions	2011	2010
Net cash provided by operating activities	$118.9	$62.4
Net cash used in investing activities	(150.9)	(20.7)
Net cash provided by (used in) financing activities	24.0	(23.5)
Effect of exchange rate changes on cash	0.4	0.3
Change in cash and cash equivalents	$(7.6)	$18.5

The 91% increase in net cash provided by operating activities from the first nine months of 2010 compared to the first nine months of 2011 was primarily due to higher earnings during the first nine months of 2011 versus the same prior year period. Cash used for working capital and other assets and liabilities of $97.3 million for the first nine months of 2011 was less than the $102.3 million for the first nine months of 2010, despite higher sales growth levels in 2011.  Cash provided by operating activities is generally higher in the second half of the year reflecting collections of accounts receivable from higher sales in the second and third quarters.

The Company views the ratio of its average working capital balances (defined as the average of the quarter end balances of receivables, plus inventory less accounts payable) as a percentage of annualized sales (defined as year-to-date net sales calculated on an annualized basis) as an important measure of its ability to effectively manage its cash requirements in relation to changes in sales activity.  For the first nine months of 2011, average working capital as a percentage of annualized sales was 21.5%, as compared to a percentage of 21.6% for the first nine months of 2010. The Company is focused on using the Carlisle Operating System across all the business segments to improve cash flow and key working capital measurements such as Days Sales Outstanding (“DSO”), Inventory Turns and Days Payable Outstanding (“DPO”).

Cash used for investing activities was $150.9 million for the first nine months of 2011, compared to $20.7 million for the first nine months of 2010. Capital expenditures were $48.5 million in the first nine months of 2011 compared to capital expenditures of $46.8 million in the first nine months of 2010.  During the third quarter of 2011, the Company utilized cash of $113.4 million to acquire PDT, excluding cash acquired of $7.5 million.  The acquisition of PDT is subject to certain earn-out provisions based upon future performance of the business.  During the first half of 2010, the Company received proceeds from the sale of the refrigerated truck bodies business of $20.6 million.

Cash provided by financing activities of $24.0 million for the first nine months of 2011 primarily reflects $103.0 million in proceeds from borrowings under the Company’s revolving credit facility offset by the redemption of senior unsecured notes assumed in the Hawk acquisition for $59 million and $32.3 million for the payment of dividends. Cash used by financing activities of $23.5 million for the first nine months of 2010 primarily reflects the payment of dividends.

Debt Instruments, Guarantees and Covenants

At September 30, 2011 the Company had $359 million available under its $500 million revolving credit facility. The Company was in compliance with all covenants and limitations under this facility in 2011 and 2010. The average interest rate of borrowings under the revolving credit facility during the three and nine month periods ended September 30, 2011 was 0.65%.

On October 20, 2011 the Company entered into a new $600 million senior unsecured revolving credit facility to replace its former credit facility, which was scheduled to expire on July 12, 2012.  The new facility expires on October 20, 2016. The new revolving credit facility provides for grid-based interest pricing based on the credit rating of the Company’s senior unsecured bank debt or other unsecured senior debt.  The new credit facility allows for borrowings of between two weeks and nine months maturity at an interest rate spread of 1.05 percentage points over Libor, based upon the Company’s current investment grade credit rating.  Also included in this facility is the ability to borrow up to $300 million of the $600 million available on the facility in multi-currency borrowings including the Euro, British Pounds, Canadian Dollar and Japanese Yen.  The interest rate on multi-currency borrowings is based on a spread of 1.05 percentage points over the prevailing inter-bank interest rate standard for each particular currency.  The new facility has an annual facility fee of 0.20 percentage points of the overall facility, or $1.2 million annually.  By comparison, the Company’s previous revolver had an interest rate spread of 0.35 percentage points over Libor and a total annual facility fee of 0.10 percentage points of the total $500 million facility.  The Company intends to use the new facility for general working capital purposes and to provide additional liquidity to pursue growth opportunities including acquisitions.  The facility requires the Company to meet various restrictive covenants and limitations including certain leverage ratios, interest coverage ratios and limits on outstanding debt balances held by certain subsidiaries.

The Company also maintains a $55 million uncommitted line of credit, of which $52 million was available at September 30, 2011.

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

Both the Company’s $150 million senior unsecured notes due 2016 and its $250 million senior unsecured notes due 2020 are rated BBB by Standard & Poor’s and Baa2 by Moody’s.  The Company views its debt to capital ratio (defined as short-term debt plus long-term debt divided by the sum of total Shareholders’ equity, long-term debt and short-term debt) as an important indicator of its ability to utilize debt in financing acquisitions. As of September 30, 2011, the Company’s debt to capital ratio was 26%.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes in the Company’s market risk for the period ended September 30, 2011. For additional information, refer to Item 7A of the Company’s 2010 Annual Report on Form 10-K.

Item 4. Controls and Procedures

(a) Under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation and as of September 30, 2011, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective.

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

Item 5 - Other Information regarding the Company’s Third Amended and Restated Credit Agreement, refer to Note 19 of the Notes to the Unaudited Condensed Consolidated Financial Statements, and the Liquidity and Capital Resources section of Item 2 - Management’s Discussion and Analysis in Form 10-Q for the Quarterly Period ended September 30, 2011.

Item 6.    Exhibits

(10.1)                                           Third Amended and Restated Credit Agreement dated October 20, 2011

(10.2)                                           Letter Agreement, dated August 4, 2011, between the Company and Fred A. Sutter

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

October 25, 2011
	By:	/s/ Steven J. Ford
Name: Steven J. Ford
Title: Vice President and Chief Financial Officer