Form 10-K
period 2011-12-31
CARLISLE COMPANIES INC
filed 2012-02-10
CIK 790051

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number 1-9278

CARLISLE COMPANIES INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	31-1168055 (I.R.S. Employer Identification No.)
13925 Ballantyne Corporate Place, Suite 400,
Charlotte, North Carolina 28277 (Address of principal executive office, including zip code)	(704) 501-1100 (Telephone Number)

         Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $1 par value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the shares of common stock of the registrant held by non-affiliates was approximately $3.0 billion based upon the closing price of the common stock on the New York Stock Exchange on June 30, 2011.

         As of January 31, 2012, 61,790,758 shares of common stock of the registrant were outstanding;

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2012 are incorporated by reference in Part III.

 Part I

Item 1.    Business.

Overview

        Carlisle Companies Incorporated ("Carlisle", the "Company", "we", "us" or "our") was incorporated in 1986 in Delaware as a holding company for Carlisle Corporation, whose operations began in 1917, and its wholly-owned subsidiaries. Carlisle is a diversified manufacturing company consisting of five segments which manufacture and distribute a broad range of products. Additional information is contained in Items 7 and 8.

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

        During 2008, the Company began the implementation of the Carlisle Operating System ("COS"), a manufacturing structure and strategy deployment system based on lean enterprise and six sigma principles. COS is a continuous improvement process and is redefining the way the Company does business. Waste is being eliminated and efficiencies improved enterprise wide, allowing the Company to increase overall profitability. Improvements are not limited to production areas, as COS is also driving improvements in new product innovation, engineering, supply chain management, warranty and product rationalization. COS is creating a culture of continuous improvement across all aspects of the Company's business operations.

Acquisitions and Divestitures

        The Company has a long-standing acquisition strategy. Traditionally, the Company has focused on acquiring new businesses that can be added to existing operations, or "bolt-ons". In addition, the Company considers acquiring new businesses that can operate independently from other Carlisle companies. Factors considered by the Company in making an acquisition include consolidation opportunities, technology, customer dispersion, operating capabilities and growth potential.

        For more details regarding the acquisition, consolidation and divestiture of the Company's businesses during the past three years, see "Part II—Item 7. Management's Discussion and Analysis of

Financial Condition and Results of Operations—Acquisitions", Notes 3 and 4 to the Consolidated Financial Statements in Item 8 and "Discontinued Operations," also in Item 1 below.

        Information on the Company's revenues, earnings and identifiable assets for continuing operations by industry segment for the last three fiscal years is as follows (amounts in millions):

  Financial Information about Industry Segments

	2011	2010	2009
Sales to Unaffiliated Customers(1)
Carlisle Construction Materials	$1,484.0	$1,223.6	$1,125.9
Carlisle Transportation Products	732.1	684.8	633.5
Carlisle Brake & Friction	473.0	129.4	74.6
Carlisle Interconnect Technologies	299.6	251.1	180.5
Carlisle FoodService Products	235.8	238.8	243.6

Total	$3,224.5	$2,527.7	$2,258.1

Earnings Before Interest and Income Taxes
Carlisle Construction Materials	$177.9	$159.2	$155.2
Carlisle Transportation Products	9.1	21.7	53.4
Carlisle Brake & Friction	77.2	(0.9)	0.8
Carlisle Interconnect Technologies	41.9	30.9	14.3
Carlisle FoodService Products	13.2	24.3	24.7
Corporate(2)	(44.2)	(39.1)	(36.5)

Total	$275.1	$196.1	$211.9

Identifiable Assets
Carlisle Construction Materials	$774.4	$594.6	$572.4
Carlisle Transportation Products	584.9	554.5	489.4
Carlisle Brake & Friction	665.8	662.0	82.5
Carlisle Interconnect Technologies	782.1	398.8	391.9
Carlisle FoodService Products	206.8	212.4	218.4
Corporate(3)	101.2	105.6	122.7

Total	$3,115.2	$2,527.9	$1,877.3

(1)
Intersegment sales or transfers are not material

(2)
Includes general corporate expenses

(3)
Consists primarily of cash and cash equivalents, facilities, and other invested assets, and includes assets of discontinued operations not classified as held for sale

        A reconciliation of assets reported above to total assets as presented on the Company's Consolidated Balance Sheets in Item 8 is as follows:

	2011	2010
Total Identifiable Assets by segment per table above	$3,115.2	$2,527.9
Assets held for sale of discontinued operations*	22.7	1.6

Total assets per Consolidated Balance Sheets in Item 8	$3,137.9	$2,529.5

*
See Note 4 to the Consolidated Financial Statements in Item 8.

Description of Businesses by Segment

Carlisle Construction Materials ("CCM" or the "Construction Materials segment")

        The Construction Materials segment manufactures and sells rubber, or EPDM, and thermoplastic polyolefin, or TPO, roofing systems. In addition, CCM markets and sells polyvinyl chloride membrane and accessories purchased from third party suppliers. CCM also manufactures and distributes energy-efficient rigid foam insulation panels for substantially all roofing applications. Roofing materials and insulation are sold together in warranted systems or separately in non-warranted systems to the new construction, re-roofing and maintenance, general construction and industrial markets. Through its coatings and waterproofing operation, this segment manufactures and sells liquid and spray-applied waterproofing membranes, vapor and air barriers, and HVAC duct sealants and hardware for the commercial and residential construction markets. The majority of CCM's products are sold through a network of authorized sales representatives and distributors.

        On August 1, 2011, the Company acquired PDT Phoenix GmbH ("PDT") for approximately $111.0 million, net of $7.6 million cash acquired. The purchase price of $118.6 million was comprised of $113.4 million in cash and $5.2 million in contingent consideration. PDT operates manufacturing facilities in Germany and is a leading manufacturer of EPDM based roofing materials. The acquisition of PDT is an important foothold for CCM in servicing the growing single-ply roofing market in Europe. See Note 3 in Item 8 for further information regarding the acquisition and the related purchase price allocation. On January 2, 2012, the Company completed the sale of PDT's non-roofing and waterproofing unit ("PDT Profiles") to Datwyler Group of Altdorf, Switzerland for $22.7 million, subject to working capital adjustment. See Note 4 in Item 8 regarding discontinued operations.

        CCM operates manufacturing facilities located throughout the United States, its primary market, and Germany. Insulation facilities are located in Kingston, New York, Franklin Park, Illinois, Lake City, Florida, Terrell, Texas, Tooele, Utah and Smithfield, Pennsylvania. EPDM manufacturing operations are located in Carlisle, Pennsylvania and Greenville, Illinois. Following the acquisition of PDT, the Company also operates EPDM manufacturing facilities in Hamburg and Waltershausen, Germany. TPO facilities are located in Senatobia, Mississippi and Tooele, Utah. Coatings and waterproofing manufacturing operations include five production facilities in North America. Block molded expanded polystyrene, or EPS, operations include ten production and fabrication facilities across the United States.

        Raw materials for this segment include EPDM polymer, TPO polymer, carbon black, processing oils, solvents, asphalt, methylene diphenyldiisocyanate, polyol, polyester fabric, black facer paper, oriented strand board, clay and various packaging materials. Critical raw materials generally have at least two vendor sources to better assure adequate supply. For raw materials that are single sourced, the vendor typically has multiple processing facilities.

        Sales and earnings for CCM tend to be somewhat higher in the second and third quarters due to increased construction activity during those periods.

        The working capital practices for this segment include:

  (i)
  Standard accounts receivable payment terms of 45 days to 90 days.

  (ii)
  Standard accounts payable payment terms of 30 days to 45 days.

  (iii)
  Inventories are maintained in sufficient quantities to meet forecasted demand.

        CCM serves a large and diverse customer base; however, in 2011 two customers represented approximately 31% of this segment's revenues, but neither customer represented 10% of the Company's consolidated revenues. The loss of either of these customers could have a material adverse effect on this segment's revenues and cash flows.

        This segment faces competition from numerous competitors that produce roofing, insulation and waterproofing products for commercial and residential applications. The level of competition within this market varies by product line. As one of two leading manufacturers in the niche single-ply industry, CCM competes through pricing, innovative products, long-term warranties and customer service. CCM offers extended warranty programs on its installed roofing systems, ranging from five years to 30 years and, subject to certain exclusions, covering leaks in the roofing system attributable to a problem with the particular product or the installation of the product. In order to qualify for the warranty, the building owner must have the roofing system installed by an authorized roofing applicator, an independent roofing contractor trained by CCM to install its roofing systems.

Carlisle Transportation Products ("CTP" or the "Transportation Products segment")

        The Transportation Products segment is comprised of the tire and wheel and power transmission belt product lines. The tire and wheel product line includes bias-ply, steel-belted radial trailer tires, stamped or roll-formed steel wheels, non-automotive rubber tires, and tire and wheel assemblies. The power transmission product line includes industrial belts and related components.

        CTP's products are sold by direct sales personnel to original equipment manufacturers, or OEMs, mass merchandisers and various wholesale and industrial distributors primarily in North America, Europe and Asia. A majority of sales are generated in the United States and Canada. Key markets served include outdoor power equipment, agriculture, construction, power sports, home appliance, high speed trailer, automotive styled wheels, recreational vehicles, industrial power transmission and related aftermarket distributors. Manufacturing facilities are located in the United States and China. In addition, CTP has various distribution centers in the United States, Canada, Europe and China that provide local sales and service. Beginning in 2012, styled wheels manufactured by CTP will be marketed and sold by the performance racing group in the Brake & Friction segment.

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

        The working capital practices for this segment include:

  (i)
  Standard accounts receivable payment terms of 30 days to 120 days.

  (ii)
  Standard accounts payable payment terms of 45 days to 120 days.

  (iii)
  Inventories are maintained in sufficient quantities to meet forecasted demand. For the tire and wheel business, inventories are generally higher in the fourth and first quarters to meet seasonal demand. Inventories tend to build late in the year in advance of the busy season and then steadily fall throughout the first half of the subsequent year.

        CTP serves a large and diverse customer base; however, in 2011 one customer represented approximately 12% of this segment's revenues, but did not represent 10% of the Company's consolidated revenues. The loss of this customer could have a material adverse effect on this segment's revenues and cash flows.

        This segment competes globally against regional and international manufacturers. Few competitors participate in all served markets. A majority participate in only a few of CTP's served markets on a regional or global basis. Markets served are competitive and the major competitive factors include product performance, quality, product availability and price. The relative importance of these competitive factors varies by market segment and channel.

        CTP has undertaken several consolidation projects in the Company's efforts to reduce costs and streamline operations. In 2009, CTP completed the consolidation of 19 distribution centers in the United States and Canada into nine existing facilities. In 2009, it also completed the consolidation of three wheel manufacturing plants located in California into one facility in Ontario, California and completed the consolidation of its pneumatic tire manufacturing operations in Buji, China into its manufacturing operation in Meizhou, China. In the third quarter of 2009, CTP began the process of consolidating its tire manufacturing operations in Heflin, Alabama, Carlisle, Pennsylvania and portions of Buji, China into a new facility in Jackson, Tennessee that was purchased in the third quarter of 2009. The consolidation of tire manufacturing operations into Jackson, Tennessee was completed during 2011. CTP experienced start-up inefficiencies in Jackson related to the ramp up of tire production in 2011, however, productivity has recently improved at this facility.

Carlisle Brake & Friction ("CBF" or the "Brake & Friction segment")

        The Brake & Friction segment consists of off-highway braking systems and friction products for off-highway, on-highway, aircraft and other industrial applications. CBF also includes the performance racing group which markets and sells high-performance motorsport wheels and braking products. CBF's products are sold by direct sales personnel to original equipment manufacturers, or OEMs, mass merchandisers and various wholesale and industrial distributors around the world, including North America, Europe, Asia, South America and Africa. Key markets served include agriculture, construction, aircraft, mining, heavy truck, wind and alternative energy and performance racing. Manufacturing facilities are located in the United States, the United Kingdom, Italy, China and Japan.

        On December 1, 2010, the Company completed the acquisition of all of the outstanding equity of Hawk Corporation ("Hawk") for a total cash purchase price of approximately $414.1 million. See Note 3 in Item 8 for further information regarding the acquisition and the related purchase price allocation. Hawk is a leading worldwide supplier of friction materials for brakes, clutches and transmissions. With the combination of this acquisition and Carlisle Industrial Brake and Friction to form CBF, the Company created a comprehensive global braking solutions platform enabling the Company to provide a broader line of attractive products and increasing presence within key emerging markets.

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

        Sales and earnings tend to be marginally higher in the second and third quarters.

        The working capital practices for this segment include:

  (i)
  Standard accounts receivable payment terms of 30 days to 120 days.

  (ii)
  Standard accounts payable payment terms of 30 days to 120 days.

  (iii)
  Inventories are maintained in sufficient quantities to meet forecasted demand.

        CBF serves a large and diverse customer base; however, in 2011 one customer represented approximately 21% of this segment's revenues, but did not represent 10% of the Company's consolidated revenues. The loss of this customer could have a material adverse effect on this segment's revenues and cash flows.

        This segment competes globally against regional and international manufacturers. Few competitors participate in all served markets. A majority participate in only a few of CBF's served markets on a regional or global basis. Markets served are competitive and the major competitive factors include product performance, quality, product availability and price. The relative importance of these competitive factors varies by market segment and channel.

Carlisle Interconnect Technologies ("CIT" or the "Interconnect Technologies segment")

        The Interconnect Technologies segment designs and manufactures high performance wire, cable, contacts, fiber optic, RF/microwave and specialty filtered connectors, specialty cable assemblies, integrated wired racks, trays and fully integrated airframe subsystem solutions primarily for the aerospace, defense electronics and test and measurement industries. This segment operates manufacturing facilities in the United States, Switzerland and China with the United States, Europe and China being the primary target markets for sales. Sales are made by direct sales personnel.

        On December 2, 2011, the Company completed the purchase of TSEI Holdings, Inc. ("Tri-Star") for $284.4 million, net of $4.5 million cash acquired. With annual sales of approximately $95 million, Tri-Star is based in El Segundo, California, with machining facilities in Riverside, California, and Lugano, Switzerland. Tri-Star is a supplier to the world's leading aerospace, avionics and electronics companies. Tri-Star designs, manufactures and sells customized, high-reliability contacts and connectors critical for accurate and efficient transmission of data and power on aircraft and defense platforms, as well as in high-end industrial equipment. See Note 3 in Item 8 for further information regarding the acquisition and the related purchase price allocation.

        Raw materials for this segment include gold, copper conductors that are plated with tin, nickel or silver, polyimide tapes, polytetrafluoroethylene, or PTFE, tapes, PTFE fine powder resin, thermoplastic resins, stainless steel, beryllium copper rod, machined metals, plastic parts and various marking and identification materials. Key raw materials are typically sourced worldwide and have at least two vendor sources to better assure adequate supply.

        The operations of the Interconnect Technologies segment are generally not seasonal in nature.

        The working capital practices for this segment include:

  (i)
  Standard accounts receivable payment terms of 30 days to 60 days.

  (ii)
  Standard accounts payable payment terms of 30 days to 60 days.

  (iii)
  Inventories are maintained in sufficient quantities to meet forecasted demand. The majority of CIT's sales are from made-to-order products, resulting in inventories purchased on demand.

        CIT serves a large and diverse customer base; however, in 2011 two customers together represented 35% of this segment's revenues, but neither customer represented 10% of the Company's consolidated revenues. The loss of one of these customers could have a material adverse effect on this segment's revenues and cash flows.

        The Interconnect Technologies segment is known for its engineering and product quality. Product performance, either mechanical or electrical in nature, is a principal competitive criterion, with pricing, delivery and service also being key buying criteria for the customer. In most product lines in the Interconnect Technologies segment, there are only one or two companies capable of producing a competing product.

Carlisle FoodService Products ("CFSP" or the "FoodService Products segment")

        The FoodService Products segment manufactures and distributes i) commercial and institutional foodservice permanentware, table coverings, cookware, display pieces, lighting equipment and supplies to restaurants, hotels, hospitals, nursing homes, schools and correctional facilities, and (ii) industrial brooms, brushes, mops and rotary brushes for industrial, commercial and institutional facilities. CFSP's product line is distributed from three primary distribution centers located in Charlotte, North Carolina,

Reno, Nevada and Zevenaar, The Netherlands to wholesalers, distributors and dealers. These distributor and dealer customers, in turn, sell to commercial and non-commercial foodservice operators and sanitary maintenance professionals. Distributors and dealers are solicited through subcontracted manufacturer representatives and direct sales personnel. The FoodService Products segment operates manufacturing facilities in the United States, China and Mexico, and sales are made primarily in North America and Europe.

        Raw materials used by the FoodService Products segment include polymer resins, stainless steel and aluminum. Key raw materials are sourced nationally from recognized suppliers of these materials.

        Sales in the FoodService Products segment tend to be marginally stronger in the second and third quarters.

        The working capital practices for this segment include:

  (i)
  Standard accounts receivable payment terms of 30 days to 60 days.

  (ii)
  Standard accounts payable payment terms of 45 days to 60 days.

  (iii)
  Inventories are maintained in sufficient quantities to meet forecasted demand.

        The FoodService Products segment serves a large and diverse customer base; however, in 2011 three customers together represented 36% of this segment's revenues, but none of these customers represented 10% of the Company's consolidated revenues. The loss of one of these customers could have a material adverse effect on this segment's revenues and cash flows.

        The FoodService Products segment is engaged in markets that are generally highly competitive, and competes equally on price, service and product performance.

Discontinued Operations

        On August 1, 2011, the Company acquired all of the equity of PDT. Included with the acquisition were certain assets associated with PDT's profiles and frames business ("PDT Profiles"), which the Company classified as held for sale at the date of acquisition. The Company completed the sale of the PDT Profiles business on January 2, 2012 for $22.7 million, subject to working capital adjustment.

        On October 4, 2010, as part of its commitment to concentrate on its core businesses, the Company sold its specialty trailer business for cash proceeds of $39.4 million, including working capital adjustment of $4.4 million. The Company may receive an additional $5 million in proceeds based on future earnings. The Company recorded a pre-tax gain on sale of $6.3 million in the fourth quarter of 2010. Additional gains on sale may be recorded in future periods based upon proceeds received from the Company's share of any future earnings. The Company also recorded after-tax, currency related gains of $4.3 million and $1.8 million in the fourth quarter of 2010 related to the final dissolution of its on-highway friction and brake shoe, and systems and equipment businesses, respectively.

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

        See Note 4 in Item 8 for further information regarding discontinued operations.

Principal Products

        The Company's products are discussed above and in Note 2 to the Consolidated Financial Statements in Item 8.

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

Backlog

        Backlog of orders from continuing operations generally is not a significant factor in most of the Company's businesses, as most of the Company's products have relatively short order-to-delivery periods. Backlog of orders from continuing operations was $534.6 million at December 31, 2011 and $360.8 million at December 31, 2010; however, not all of these orders are firm in nature.

Government Contracts

        At December 31, 2011, the Company had no material contracts that were subject to renegotiation of profits or termination at the election of the U.S. government.

Research and Development

        Research and development activities include the development of new product lines, the modification of existing product lines to comply with regulatory changes, and the research of cost efficiencies through raw material substitution and process improvements. The Company's research and development expenses in continuing operations were $28.7 million in 2011 compared to $23.2 million in 2010 and $16.4 million in 2009.

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

Employees

        The Company had approximately 11,000 employees, less than 5% of whom were covered by two collective bargaining agreements, in its continuing operations at December 31, 2011. The Company believes the state of its relationship with its employees is generally good.

International

        For foreign sales and an allocation of the assets of the Company's continuing operations, see Note 2 to the Consolidated Financial Statements in Item 8.

NYSE Affirmation

        On May 20, 2011, David A. Roberts, the Company's Chief Executive Officer, submitted to the New York Stock Exchange (the "NYSE") the Annual CEO Certification and certified therein that he was not aware of any violation by the Company of the NYSE's Corporate Governance listing standards.

Item 1A. Risk Factors.

        The Company's business, financial condition, results of operations and cash flows can be affected by a number of factors including but not limited to those set forth below, those set forth in our "Forward Looking Statements" disclosure in Item 7 and those set forth elsewhere in this Annual Report on Form 10-K, any one of which could cause the Company's actual results to vary materially from recent results or from anticipated future results.

         Raw Material costs are a significant component of the Company's cost structure.

        The Company utilizes petroleum-based products, steel, natural rubber, synthetic rubber and other commodities in its manufacturing processes. Raw materials, including inbound freight, accounted for approximately 72% of the Company's cost of goods sold in 2011. Significant increases in the price of these materials may not be recovered through selling price increases and could adversely affect the Company's business, financial condition, results of operations and cash flows. The Company also relies on global sources of raw materials, which could be adversely impacted by unfavorable shipping or trade arrangements, and global economic conditions.

         Several of the market segments that the Company serves are cyclical and sensitive to domestic and global economic conditions.

        Several of the market segments in which the Company sells its products are, to varying degrees, cyclical, and may experience periodic downturns in demand. For example, the Interconnect Technologies segment is susceptible to downturns in the commercial airline industry and the Construction Materials segment is susceptible to downturns in the commercial construction industry.

        In addition, both the Interconnect Technologies segment and the Brake & Friction segment may be negatively impacted by reductions in military spending.

        Current uncertainty regarding global economic conditions may have an adverse effect on the businesses, results of operations and financial condition of the Company and its customers, distributors and suppliers. Among the economic factors which may affect performance are: manufacturing activity, commercial and residential construction, difficulties entering new markets, and general economic conditions such as inflation, deflation, interest rates and credit availability. These effects may, among other things, negatively impact the level of purchases, capital expenditures and creditworthiness of the Company's customers, distributors and suppliers, and therefore, the Company's results of operations, margins and orders. The Company cannot predict if, when or how much worldwide economic conditions will improve. These conditions are highly unpredictable and beyond the Company's control.

If these conditions deteriorate, however, the Company's business, financial condition, results of operations and cash flows could be materially adversely affected.

         The Company is subject to risks arising from international economic, political, legal and business factors.

        The Company has increased, and anticipates that it will continue to increase, its presence in global markets. Approximately 19% of the Company's revenues in 2011 were generated outside the United States and the Company expects that this percentage will grow as the Company continues to expand its international sales efforts.

        In addition, to compete globally against low-cost manufacturers, several of the Company's segments operate manufacturing facilities outside the United States, especially in China. The tire and wheel product line within the Transportation Products segment in particular faces significant competition from low-cost manufacturers.

        The Company's reliance on non-U.S. revenues and non-U.S. manufacturing bases exposes it to a number of risks, including price and currency controls; exchange rate fluctuations; government embargoes or foreign trade restrictions; expropriation of assets; war, civil uprisings and riots; political instability; nationalization of private enterprises; hyperinflationary conditions; the necessity of obtaining governmental approval for new and continuing products and operations, currency conversion or repatriation of assets; legal systems of decrees, laws, taxes, regulations, interpretations and court decisions that are not always fully developed and that may be retroactively or arbitrarily applied; cost and availability of international shipping channels; and local customer loyalty to local companies.

         The Company's growth is partially dependent on the acquisition and successful integration of other businesses.

        The Company has a long standing acquisition program and expects to continue acquiring businesses. Typically, the Company considers acquiring bolt-ons. Acquisitions of this type involve numerous risks, which may include potential difficulties in integrating the business into existing operations; a failure to realize expected growth, synergies and efficiencies; increasing dependency on the markets served by certain businesses; increased debt to finance the acquisitions or the inability to obtain adequate financing on reasonable terms.

        If the Company is unable to successfully integrate the acquired business or realize growth, synergies and efficiencies that were expected when determining a purchase price, goodwill and other intangible assets acquired may be considered impaired, resulting in an adverse impact on the Company's results of operations. See "Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies" for a discussion of factors considered in subsequent valuation of the Company's acquired goodwill and intangible assets.

        The Company also considers the acquisition of businesses which can operate independently of existing operations, which has an increased possibility of diverting management's attention from its core operations.

         The Company has significant concentrations in the general construction market.

        For the year ended December 31, 2011, approximately 46% of the Company's revenues, and 56% of its EBIT (excluding Corporate expenses) were generated by the Construction Materials segment. Construction spending is affected by economic conditions, changes in interest rates, demographic and population shifts, and changes in construction spending by federal, state, and local governments. A decline in the commercial construction market, as well as certain other operations of the Company, could adversely affect the Company's business, financial condition, results of operations and cash flows.

        The Construction Materials segment competes through pricing, among other factors. Increased competition in this segment has and could continue to place negative pressure on operating results in future periods.

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

         The loss of, or a significant decline in business with, one or more of the Company's key customers could adversely affect the Company's business, financial condition, results of operations and cash flows.

        The Company operates in several specialty niche markets in which a large portion of the segment's revenues are attributable to a few large customers. See "Item 1. Business—Overview—Description of Businesses by Segment" for discussion of customer concentrations by segment. A significant reduction in purchases by one or more of these customers could have a material adverse effect on the business, financial condition, results of operations or cash flows of one or more of the Company's segments.

         Currency conversion could have a material impact on the Company's reported results of business operations.

        The Company's global sales and other activities are translated into U.S. dollars for reporting purposes. The strengthening or weakening of the U.S. dollar could result in unfavorable translation effects as the results of transactions in foreign countries are translated into U.S. dollars. In addition, sales and purchases in currencies other than the U.S. dollar expose the Company to fluctuations in foreign currencies relative to the U.S. dollar. Increased strength of the U.S. dollar will decrease the Company's reported revenues or margins in respect of sales conducted in foreign currencies to the extent the Company is unable or determines not to increase local currency prices. Likewise, decreased strength of the U.S. dollar could have a material adverse effect on the cost of materials and products purchased overseas.

         The Company is impacted by the cost of providing pension benefits.

        Pension expense associated with the Company's defined benefit retirement plans may fluctuate significantly depending on future market performance of plan assets and changes in actuarial assumptions.

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

         Dispositions, failure to successfully complete dispositions, or restructuring activities could negatively affect the Company.

        From time to time, the Company, as part of its commitment to concentrate on its core business, may dispose of all or a portion of certain businesses. Such dispositions involve a number of risks and present financial, managerial and operational challenges, including diversion of management attention from the Company's core businesses, increased expense associated with the dispositions, potential disputes with the customers or suppliers of the disposed businesses, potential disputes with the acquirers of the disposed businesses and a potential dilutive effect on the Company's earnings per share. If dispositions are not completed in a timely manner there may be a negative effect on the Company's cash flows and/or the Company's ability to execute its strategy. See Note 4 in Item 8 for discussion of Discontinued Operations and Assets Held for Sale.

        Additionally, from time to time, the Company may undertake consolidation projects in an effort to reduce costs and streamline its operations. Such restructuring activities may divert management attention from the Company's core businesses, increase expenses on a short-term basis and lead to potential disputes with the customers or suppliers of the affected businesses. If restructuring activities are not completed in a timely manner or if anticipated cost savings, synergies and efficiencies are note realized there may be a negative effect on the Company's business, financial condition, results of operations and cash flows. See Note 5 in Item 8 for discussion of Exit and Disposal Activities.

Item 1B. Unresolved Staff Comments.

        None.

Item 2.    Properties.

        The number, type, location and size of the Company's properties as of December 31, 2011are shown on the following charts, by segment.

	Number and Nature of Facilities			Square Footage (000's)
Segment	Manufacturing(1)	Warehouse(2)	Office	Owned	Leased
Carlisle Construction Materials	31	3	21	3,310	1,449
Carlisle Transportation Products	9	11	5	3,665	2,387
Carlisle Brake and Friction	11	5	1	893	496
Carlisle Interconnect Technologies	9	2	2	187	643
Carlisle FoodService Products	6	5	1	383	901
Corporate	—	—	8	43	87

Totals	66	26	38	8,481	5,963

	Locations
Segment	North America	Europe	Asia
Construction Materials	45	10	0
Carlisle Transportation Products	18	1	6
Carlisle Brake and Friction	10	2	5
Interconnect Technologies	11	1	1
FoodService Products	10	1	1
Discontinued Operations	0	0	0
Corporate	2	1	5

Totals	96	16	18

(1)
Also includes facilities which are combined manufacturing, warehouse and office space.

(2)
Also includes facilities which are combined warehouse and office space.

Item 3.    Legal Proceedings.

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

        The Company typically obtains dismissals or settlements of its asbestos-related lawsuits with no material effect on its financial condition, results of operations or cash flows. The Company maintains insurance coverage that applies to a portion of certain of the Company's defense costs and payments of settlements or judgments in connection with asbestos-related lawsuits.

        Based on an ongoing evaluation, the Company believes that the resolution of its pending asbestos claims will not have a material impact on the Company's financial condition, results of operations, or cash flows, although these matters could result in the Company being subject to monetary damages, costs or expenses, and charges against earnings in particular periods.

        In addition, from time-to-time the Company may be involved in various other legal actions arising in the normal course of business. In the opinion of management, the ultimate outcome of such actions, either individually or in the aggregate, will not have a material adverse effect on the consolidated financial position, results of operations for a particular period or annual operating cash flows of the Company.

Item 4.    Mine Safety Disclosures.

        Not applicable.

 Part II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        The Company's common stock is traded on the New York Stock Exchange. At December 31, 2011, there were 1,669 shareholders of record.

        Quarterly cash dividends paid and the high and low prices of the Company's stock on the New York Stock Exchange in 2011 and 2010 were as follows:

2011	First	Second	Third	Fourth
Dividends per share	$0.17	$0.17	$0.18	$0.18
Stock Price
High	$45.56	$50.55	$50.09	$44.74
Low	$37.36	$42.31	$31.62	$30.52

2010	First	Second	Third	Fourth
Dividends per share	$0.16	$0.16	$0.17	$0.17
Stock Price
High	$39.22	$41.74	$39.49	$41.07
Low	$33.43	$35.03	$27.97	$29.83

        The following table summarizes the Company's purchases of its common stock for the quarter ended December 31, 2011:

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 2011	3,434	$40.02	—
November 2011	—	$—	—
December 2011	6,924	$42.76	—

Total	10,358		—	2,981,766

(1)
Includes 10,358 shares delivered to the Company by employees to pay withholding taxes due upon vesting of restricted stock awards and to pay the exercise price of stock options.

(2)
Represents the number of shares that can be repurchased under the Company's stock repurchase program. The stock repurchase program was originally approved on November 3, 1999, and was reactivated on August 17, 2004. At the time of the authorization, the Company had the authority to purchase 741,890 split-adjusted shares of common stock. The Board of Directors authorized the repurchase of an additional 2,500,000 shares of the Company's common stock on August 1, 2007, and the repurchase of an additional 1,400,000 shares of the Company's common stock on February 12, 2008.

Item 6.    Selected Financial Data.

Five-Year Summary

        In millions except shares, shareholders of record and per share data

	2011	2010	2009	2008	2007
Summary of Operations
Net sales	$3,224.5	$2,527.7	$2,258.1	$2,864.6	$2,582.5
Gross margin	$677.1	$528.7	$490.3	$541.6	$542.1
Selling & administrative expenses	$376.6	$310.5	$274.3	$297.9	$259.6
Research & development	$28.7	$23.2	$16.4	$16.3	$15.6
Other (income) expense, net	$(3.3)	$(1.1)	$14.7	$31.8	$(46.3)
Earnings before interest and income taxes	$275.1	$196.1	$211.9	$153.2	$313.2
Interest expense, net	$21.2	$8.3	$9.0	$27.8	$9.7
Income from continuing operations, net of tax	$181.9	$130.6	$155.3	$91.8	$201.6
Basic earnings per share	$2.93	$2.12	$2.53	$1.52	$3.22
Diluted earnings per share	$2.88	$2.10	$2.51	$1.54	$3.20
(Loss) income from discontinued operations, net of tax	$(1.6)	$15.0	$(10.7)	$(36.0)	$13.8
Basic (loss) earnings per share	$(0.02)	$0.24	$(0.17)	$(0.59)	$0.23
Diluted (loss) earnings per share	$(0.02)	$0.24	$(0.17)	$(0.61)	$0.21
Net income	$180.3	$145.6	$144.6	$55.8	$215.4
Basic earnings per share	$2.91	$2.36	$2.36	$0.93	$3.45
Diluted earnings per share	$2.86	$2.34	$2.34	$0.93	$3.41
Financial Position
Net working capital(1)	$600.6	$560.5	$498.7	$525.5	$634.8
Property, plant and equipment, net (held & used)	$560.3	$533.4	$460.9	$485.2	$489.1
Total assets	$3,137.9	$2,529.5	$1,913.9	$2,075.7	$1,988.9
Long-term debt	$604.3	$405.1	$156.1	$273.3	$262.8
% of total capitalization(2)	28.7	23.2	11.4	20.0	18.9
Shareholders' equity	$1,500.1	$1,340.7	$1,218.6	$1,094.2	$1,118.8
Other Data
Average shares outstanding—basic (in thousands)	61,457	60,901	60,601	60,541	61,692
Average shares outstanding—diluted (in thousands)	62,495	61,592	61,234	60,848	62,338
Dividends paid	$43.5	$40.6	$38.6	$36.6	$34.7
Per share	$0.70	$0.66	$0.63	$0.60	$0.56
Capital expenditures	$79.6	$64.6	$48.2	$68.0	$82.5
Depreciation & amortization	$88.0	$71.9	$67.5	$69.0	$65.9
Shareholders of record	1,669	1,758	1,861	1,515	1,933

(1)
Net working capital is defined as total current assets less total current liabilities.

(2)
Percent of total capitalization defined as long-term debt divided by long-term debt plus shareholders' equity.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

        We are a diversified manufacturing company focused on achieving profitable growth internally through new product development, product line extensions, entering new markets and externally through acquisitions that complement our existing technologies, products and market channels. We have approximately 11,000 employees in our continuing operations. We currently manage our businesses under the following segments:

  •
  Carlisle Construction Materials ("CCM" or the "Construction Materials segment");

  •
  Carlisle Transportation Products ("CTP" or the "Transportation Products segment");

  •
  Carlisle Brake & Friction ("CBF" or the "Brake &Friction segment");

  •
  Carlisle Interconnect Technologies ("CIT" or the "Interconnect Technologies segment")'; and

  •
  Carlisle FoodService Products ("CFSP" or the "FoodService Products segment").

        We are a diverse multi-national company with several manufacturing operations located throughout North America, Western Europe and the Asia Pacific region. Management focuses on maintaining a strong and flexible balance sheet, year-over-year improvement in sales, earnings before interest and income taxes ("EBIT") margins and net earnings, globalization, and reducing working capital (defined as Receivables, Inventories, net of Accounts payable) as a percentage of Net Sales. Resources are allocated among the operating companies based on management's assessment of their ability to obtain leadership positions and competitive advantages in the markets they serve.

        During 2008, we began the implementation of the Carlisle Operating System, a manufacturing structure and strategy deployment system based on lean enterprise and six sigma principles. The purpose of the Carlisle Operating System is to eliminate waste in all production and business processes, improve manufacturing efficiencies to increase productivity, and to increase EBIT margins and improve cash conversion.

        For a more in-depth discussion of the results discussed in this "Executive Overview", please refer to the discussion on "Financial Reporting Segments" presented later in "Management's Discussion and Analysis".

        Net sales of $3.22 billion for the year ended December 31, 2011 were 28% higher than net sales of $2.53 billion for the year ended December 31, 2010. Organic sales (defined as net sales excluding sales from acquisitions and divestitures within the last twelve months, as well as the impact of changes in foreign exchange rates) increased 14% for the year ended December 31, 2011 as compared to the prior year reflecting higher demand primarily in the Construction Materials, Brake & Friction and Interconnect Technologies segments. Acquisitions in these same segments contributed $339.9 million of additional sales in the current year as compared to the year ended December 31, 2010. The impact of foreign exchange rates had a negligible impact on the year-over-year change in sales.

        Income from continuing operations was $181.9 million, or $2.88 per diluted share, for the year ended December 31, 2011, a 39% increase compared to $130.6 million, or $2.10 per diluted share, for the year ended December 31, 2010. 2011 income was positively impacted by the after-tax contribution from the Hawk acquisition in the Brake & Friction segment, higher sales volumes and savings from the Carlisle Operating System. Partially offsetting this was the negative impact of higher raw material costs primarily in the Construction Materials and Interconnect Technologies segments that were not offset by selling price increases until the latter part of 2011. In addition, the Transportation Products segment experienced production inefficiencies due to the ramp up of production at its new Jackson, TN tire manufacturing facility. CTP also incurred after-tax charges of $3.0 million during 2011 for organizational changes to address performance. After-tax costs incurred related to acquisitions and excess costs related to acquired inventory in 2011 were $4.3 million, or $0.07 per diluted share primarily related to the PDT and Tri-Star acquisitions, versus costs in 2010 of $9.9 million, or $0.16 per diluted share, related to the Hawk acquisition. See Note 3 in Item 8 for discussion of these acquisitions. For more information regarding the change in income from continuing operations from 2010 to 2011, refer to the discussion below on "2011 Compared to 2010".

        Net sales of $2.53 billion for the year ended December 31, 2010 were 12% higher than net sales of $2.26 billion for the year ended December 31, 2009. Organic sales increased 8.7% for the year ended December 31, 2010 as compared to the prior year reflecting higher demand in all segments with the exception of the Foodservice Products segment. Acquisitions in the Interconnect Technologies and Brake & Friction segments contributed $67.5 million of additional sales in 2010 as compared to the year ended December 31, 2009. The impact of foreign exchange rates had less than a 1% impact on the year-over-year change in sales.

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

  2011 Compared to 2010

Net Sales

(in millions)	2011	2010	Change	Acquisition Effect	Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect
Net Sales	$3,224.5	$2,527.7	27.6%	13.4%	9.0%	4.9%	0.0%	0.3%

        The acquisitions of Hawk by CBF in December 2010, PDT by CCM in August 2011 and Tri-Star by CIT in December 2011contributed a total of $339.9 million to net sales in 2011. Refer to the discussion below on "Acquisitions".

        Organic sales growth of 14% during 2011 was primarily driven by growth in the Construction Materials, Brake & Friction and Interconnect Technologies segments. We experienced organic growth in the Brake & Friction and Interconnect Technologies segments of 29.9% and 16.2%, respectively, reflecting overseas growth in construction and mining markets and continued growth in the global aerospace market. The Construction Materials segment achieved organic growth of 18.8% reflecting higher demand for reroofing products and increased selling prices implemented during the year to address rising raw material costs. Pricing actions taken by the Transportation Products and FoodService Products segments during 2011 in response to higher raw material costs also contributed to higher net sales in 2011.

  Sales by Geographic Area

Country	2011		2010
United States	$2,613.4	81%	$2,162.2	86%
International:
Europe	248.0		107.1
Canada	150.4		110.8
Asia	117.6		55.7
Mexico and Latin America	37.4		39.0
Middle East and Africa	43.9		41.2
Other	13.8		11.7
Total International	611.1	19%	365.5	14%

Net sales	$3,224.5		$2,527.7

        We have a long-term goal of achieving 30% of total net sales from outside the United States. Total sales to customers located outside the United States increased by 67% from $365.5 million in 2010 to $611.1 million in 2011. Of the growth in 2011, $137 million in sales came from the acquisitions of Hawk, PDT and Tri-Star. Sales from outside the United States as a percentage of total net sales increased from 14% in 2010 to 19% in 2011. The increase in sales to customers located outside the United States was primarily attributable to sales growth in the Europe, Asia and Canada regions. The growth in Europe was primarily attributable to sales and manufacturing presence in Italy and Germany added as part of the Hawk and PDT acquisitions in the Brake & Friction and Construction Materials segments, respectively. The growth in Asia was primarily attributable to our efforts to build sales and distribution channels in this region, and higher demand for our products in the Brake & Friction and Interconnect Technologies segments. The growth in Canada is primarily attributable to higher demand for our products in the Construction Materials and Transportation Products segments.

Gross Margin

(in millions)	2011	2010	Change
Gross profit	$677.1	$528.7	28.1%
Gross margin	21.0%	20.9%

        Gross margin (net sales less cost of goods sold expressed as a percent of net sales) was relatively level during 2011versus 2010. Positive contributions to margin from the Hawk acquisition, organic sales growth and efficiency gains from the Carlisle Operating System were offset by the negative impact of higher raw material costs, net of selling price increases, and production inefficiencies from plant start-up activities at CTP's tire facility in Jackson, TN. During 2011, we experienced significant increases in the cost of some of our key raw materials, notably natural and synthetic rubber, steel, resin applied in our TPO product line and carbon black. Within the Construction Materials and Interconnect Technologies segments, selling price increases did not fully offset the impact of higher raw material costs until the latter part of 2011.

Selling and Administrative Expenses

(in millions)	2011	2010	Change
Selling & Administrative	$376.6	$310.5	21.3%
As a percentage of net sales	11.7%	12.3%

        Selling and administrative expenses in 2011 included $33.9 million from operations acquired in the Brake & Friction, Construction Materials and Interconnect Technologies segments. Selling and administrative expenses include non-recurring costs of $3.3 million for the acquisitions of PDT, Tri-Star and acquisition opportunities that were not realized. In addition to the impact of acquisitions, selling and administrative expenses were higher due to organic sales volume growth, $5.0 million in charges for organizational actions, including a management change, taken by the Transportation Products segment to improve performance and $1.6 million in severance and management change costs in the FoodService Products segment.

        Selling and administrative expenses for the year ended December 31, 2010 included $11.4 million of expenses in connection with the Brake & Friction segment's acquisition and initial integration of Hawk in the fourth quarter 2010. As a percentage of net sales, selling expenses decreased from 6.4% in 2010 to 6.0% in 2011.

Research and Development Expenses

(in millions)	2011	2010	Change
Research and Development	$28.7	$23.2	23.7%
As a percentage of net sales	0.9%	0.9%

        The increase in research and development expenses during 2011 primarily reflected expenses of $5.0 million related to acquisitions in the Brake & Friction, Construction Materials and Interconnect Technologies segments and increased investment in new product development.

Other Income, Net

(in millions)	2011	2010
Other income, net	3.3	1.1

	$3.3	$1.1

        Other income, net in 2011was higher than 2010 primarily due to a $1.7 million gain on the settlement of a legal matter within the Construction Materials segment and difference in foreign exchange gains between the comparative periods.

EBIT (Earnings Before Interest and Taxes)

(in millions)	2011	2010	Change
EBIT	$275.1	$196.1	40.3%
EBIT Margin	8.5%	7.8%

        EBIT in 2011 was higher than the prior year due to contributions from acquisitions of $61.5 million, higher organic sales volume and reduction in operating costs attributable to efficiencies gained through the Carlisle Operating System. Partially offsetting these impacts were higher raw materials costs incurred primarily in the Construction Materials and Interconnect Technologies segments, production inefficiencies in the Transportation Products segment connected with the Jackson, TN facility, $5.0 million of organizational realignment costs within the Transportation Products segment, including a management change, and $1.6 million in severance at the FoodService Products segment. Costs incurred related to the acquisitions of Hawk, PDT, Tri-Star and other acquisition efforts during 2011 were $6.4 million compared to charges of $14.2 million in charges in 2010 connected with the acquisition of Hawk. Plant restructuring charges in 2011 were $5.5 million compared to plant restructuring charges of $14.2 million during 2010.

Interest Expense

(in millions)	2011	2010	Change
Gross interest expense	$21.7	$8.6
Interest Income	(0.5)	(0.3)

Interest Expense, net	$21.2	$8.3	155.4%

        Interest expense, net for the year ended December 31, 2011 increased versus 2010 due to higher average borrowings in 2011 versus 2010. In December 2010, the Company issued $250 million in 5.125% senior unsecured notes due 2020 to partially fund the Hawk acquisition.

Income Taxes

(in millions)	2011	2010	Change
Income tax expense	$72.0	$57.2	25.9%
Effective tax rate	28.4%	30.5%

        The Company's effective tax rate varies from the statutory rate within the United States of 35% due primarily to the deduction attributable to U.S. production activities, state tax requirements, earnings in foreign jurisdictions taxed at rates different from the statutory U.S. federal rate, and tax credits. The effective income tax rate of 28.4% for 2011 was also reduced by excess tax credits generated as part of a repatriation of foreign earnings which occurred during 2011. During 2011 we repatriated substantially all of the unremitted earnings of our Italian subsidiary. At that time we provided for the associated tax expense and related tax benefits from foreign tax credits. The total dividend remitted was $79.3 million, and the net tax effect of the repatriation was a tax benefit of $4.2 million. We anticipate repatriating all of the Italian subsidiary's 2012 earnings during the upcoming year and will provide for the associated tax effects as such earnings are accumulated.

        We participated in the U.S. Internal Revenue Service's real time audit program, Compliance Assurance Process ("CAP"), during 2011 and 2010. Under the CAP program, material tax issues and initiatives were disclosed to the IRS throughout the year with the objective of reaching agreement as to the proper reporting treatment. The examination of the 2009 and 2010 returns have been completed. We believe that this approach reduces tax-related uncertainties, enhances transparency and reduces administrative costs. We expect to continue participating in the CAP program in 2012.

Income from Continuing Operations

(in millions)	2011	2010	Change
Income from continuing operations, net of tax	$181.9	$130.6	39.3%
EPS
Basic	$2.93	$2.12
Diluted	2.88	2.10

        The increase in income from continuing operations, net of tax, in 2011 was attributable to the EBIT increase of 40%. Partially offsetting the positive impact of higher EBIT was higher interest expense due to long-term borrowings added in December 2010 to finance the Hawk acquisition.

Income (Loss) from Discontinued Operations

(in millions)	2011	2010
Income (loss) from discontinued operations	$(2.5)	$16.3
Tax expense (benefit)	(0.9)	1.3

	$(1.6)	$15.0

EPS
Basic	$(0.02)	$0.24
Diluted	(0.02)	0.24

        Results for the year ended December 31, 2011 primarily reflect operating losses of the PDT Profiles business. We completed the sale of the PDT Profiles business on January 2, 2012 for $22.7 million, subject to working capital adjustment.

        Results for the year ended December 31, 2010 included pre-tax gains on the sales of the specialty trailer and refrigerated truck bodies businesses of $6.3 million and $1.9 million, respectively. In addition, we recorded pre-tax currency-related gains of $4.3 million and $1.8 million in the fourth quarter of 2010 related to the final dissolution of our on-highway friction and brake shoe, and systems and equipment businesses, respectively. Impacting these results for the on-highway friction and brake shoe business were a pre-tax gain of $3.2 million on the sale of property and a pre-tax charge of $5.9 million related to the settlement of certain cases involving alleged asbestos-related injury.

Net Income

(in millions)	2011	2010	Change
Net Income	$180.3	$145.6	23.9%
EPS
Basic	$2.91	$2.36
Diluted	2.86	2.34

        The improvement in net income from 2010 to 2011 was due to increased net earnings from our continuing operations from improved sales and earnings performance, partially offset by the reduction in earnings from discontinued operations from 2010 to 2011.

  2010 Compared to 2009

Net Sales

(in millions)	2010	2009	Change	Acquisition Effect	Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect
Net Sales	$2,527.7	$2,258.1	11.9%	3.0%	10.1%	(1.1)%	(0.3)%	0.2%

        Net sales increase of 12% for the year ended December 31, 2010 reflected organic sales growth from higher demand experienced in all segments with the exception of the FoodService Products segment. We experienced organic growth in our Brake & Friction and Interconnect Technologies segments of 36% and 17%, respectively, reflecting economic recovery in construction and mining in overseas markets and continued growth in the global aerospace market. The Construction Materials segment achieved organic growth of 8.7% reflecting higher demand for reroofing products. The Transportation Products segment achieved organic growth of 7.0%, reflecting higher selling prices and improved demand in the outdoor power equipment, ATV and construction and agriculture end markets. Acquisitions in the Interconnect Technologies and Brake & Friction segments contributed $67.5 million of additional sales in 2010. Refer to the discussion below on "Acquisitions".

  Sales by Geographic Area

Country	2010		2009
United States	$2,162.2	86%	$1,973.5	87%
International:
Canada	110.8		102.8
Europe	107.1		90.7
Asia	55.7		25.5
Mexico and Latin America	39.0		29.1
Middle East and Africa	41.2		28.5
Other	11.7		8.0
Total International	365.5	14%	284.6	13%

Net sales	$2,527.7		$2,258.1

        Total sales to customers located outside the United States increased by 28% from $284.6 million in 2009 to $365.5 million in 2010. Of the growth in 2010, $23 million in sales came from the acquisitions of Hawk, Jerrik, Inc. ("Jerrik"), Electronic Cable Specialists ("ECS") and Japan Power Brake ("JPB"). Sales outside the United States as a percentage of total net sales increased from 13% in 2009 to 14% in 2010. The increase in sales to customers located outside the United States was primarily attributable to sales growth in Asia with sales growth also seen in the Europe, Middle East and Mexico and Latin America regions. The growth in Asia was primarily attributable to our efforts to build sales and distribution channels in this region, and the acquisition of JPB in the Brake & Friction segment in October 2009. The growth in Europe and Mexico and Latin America regions was primarily attributable to sales expansion in the Interconnect Technologies segment. The growth in the Middle East was primarily attributable to growth in demand for our products in the Construction materials segment.

Gross Margin

(in millions)	2010	2009	Change
Gross profit	$528.7	$490.3	7.8%
Gross margin	20.9%	21.7%

        The reduction in gross margin (net sales less cost of goods sold expressed as a percent of net sales) during 2010 from 2009 reflected higher raw material costs experienced by all segments but most significantly in the Construction Material and Transportation Products segments. Selling prices in the Construction Materials segment were lower than prior year levels, negatively impacting gross margin. During 2010, we experienced significant increases in the cost of some of our key raw materials, notably natural and synthetic rubber, steel, resin applied in its TPO product line and carbon black. Partially offsetting this impact were organic sales growth and efficiency gains from the Carlisle Operating System.

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

        Gain related to fire settlement of $27.0 million in 2009 reflects insurance recoveries on losses resulting from a fire which destroyed our tire manufacturing facility in Bowden, GA in November of 2008.

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

        The reduction of EBIT from 2009 to 2010 was primarily the result of a gain of $27.0 million from a fire insurance recovery which occurred in 2009. Also in 2010, we recorded a total of $14.2 million in charges connected with the acquisition of Hawk. EBIT was also negatively impacted in 2010 by higher raw materials costs and selling prices that were lower than the prior year, primarily during the first quarter of 2010. Significantly offsetting these impacts were higher sales volumes, improvements in operating costs attributable to efficiencies gained through the Carlisle Operating System and a year-over-year decrease in plant and corporate restructuring charges from $31.3 million during 2009 to $14.2 million during 2010.

Interest Expense

(in millions)	2010	2009	Change
Gross interest expense	$8.6	$9.5
Interest Income	(0.3)	(0.5)

Interest Expense, net	$8.3	$9.0	(7.8)%

        Interest expense, net for the year ended December 31, 2010 was lower than interest expense in 2009 due to a lower average debt balance in 2010 versus 2009. In December 2010, we assumed Hawk's 8.75% senior unsecured notes with a principal amount of approximately $57 million and, effective December 9, 2010, issued $250 million in 5.125% senior unsecured notes due 2020 to partially fund the Hawk acquisition and, as a result, incurred interest expense related to both of these debt obligations.

Income Taxes

(in millions)	2010	2009	Change
Income tax expense	$57.2	$47.6	20.2%
Effective tax rate	30.5%	23.5%

        Our effective tax rate varies from the statutory rate within the United States of 35% due primarily to the deduction attributable to U.S. production activities, state tax requirements, earnings in foreign jurisdictions taxed at rates different from the statutory U.S. federal rate, and tax credits. During 2010, we were subject to higher tax requirements for certain of our operations in China. Income tax expense in 2009 benefitted from the release of a $19.6 million deferred tax liability, previously provided with respect to un-repatriated earnings. During 2009, we identified appropriate long-term uses for these earnings outside the United States.

Income from Continuing Operations

(in millions)	2010	2009	Change
Income from continuing operations, net of tax	$130.6	$155.3	(15.9)%
EPS
Basic	$2.12	$2.53
Diluted	2.10	2.51

        Income in 2010 was lower than the prior year period despite the improvement in net sales primarily due to after-tax charges of $9.9 million, or $0.16 per diluted share, connected with the Hawk acquisition during the fourth quarter of 2010, recognition in 2009 of an after-tax gain of $16.8 million, or $0.27 per diluted share, related to insurance recoveries, the release of a $19.6 million, or $0.32 per diluted share, deferred tax liability in 2009, and higher raw material costs in 2010. Partially offsetting this negative impact was a reduction in after-tax asset impairment and restructuring charges, from $23.9 million, or $0.39 per diluted share, in 2009, to after-tax restructuring expense of $9.0 million, or $0.15 per diluted share, in 2010.

Income (Loss) from Discontinued Operations

(in millions)	2010	2009
Income (loss) from discontinued operations	$16.3	$(17.4)
Tax expense (benefit)	1.3	(6.7)

	$15.0	$(10.7)

EPS
Basic	$0.24	$(0.17)
Diluted	0.24	(0.17)

        Results for the year ended December 31, 2010 included pre-tax gains on the sales of the specialty trailer and refrigerated truck bodies businesses of $6.3 million and $1.9 million, respectively. In addition, we recorded pre-tax currency-related gains of $4.3 million and $1.8 million in the fourth quarter of 2010 related to the final dissolution of our on-highway friction and brake shoe, and systems and equipment businesses, respectively. Also impacting results for the on-highway friction and brake shoe business were a pre-tax gain of $3.2 million on the sale of property and a pre-tax charge of $5.9 million related to the settlement of certain cases involving alleged asbestos-related injury.

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

Acquisitions

        As previously stated, we have a long standing acquisition strategy that has traditionally focused on bolt-on acquisitions. Factors we consider in making an acquisition include consolidation opportunities, technology, customer dispersion, operating capabilities and growth potential.

        On December 2, 2011, we acquired 100% of the equity of Tri-Star for a total cash purchase price of $284.4 million, net of $4.5 million cash acquired. We funded the acquisition with borrowings under our $600 million unsecured credit facility (the "Facility"). See Note 15 for further information regarding borrowings. The acquisition of Tri-Star adds capabilities and technology to strengthen our interconnect products business by expanding our product and service range to our customers. Tri-Star operates within the Interconnect Technologies segment. As of December 31, 2011, the preliminary amount of goodwill recorded related to the acquisition of Tri-Star was approximately $156.7 million.

        On August 1, 2011, we acquired 100% of the equity of PDT for €77.0 million, or $111.0 million, net of €5.3 million, or $7.6 million, cash acquired. Of the €82.3 million, or $118.6 million gross purchase price, €78.7 million, or $113.4 million, was paid in cash initially funded with borrowings under our revolving credit facility, most of which were subsequently repaid, as well as cash on hand. The purchase price includes contingent consideration based on future earnings. The fair value of contingent consideration recognized at the acquisition date was €3.6 million, or $5.2 million.

        PDT operates within the Construction Materials segment. PDT is a leading manufacturer of EPDM-based (rubber) roofing membranes and industrial components serving European markets. The acquisition of PDT provides a platform to serve the European market for single-ply roofing systems, and expands our growth internationally. As of December 31, 2011, the preliminary amount of goodwill recorded related to the acquisition of PDT was approximately $29.8 million. Included with the acquisition were $25.2 million in assets related to the PDT Profiles business, which we classified as held for sale at the date of acquisition. We sold the PDT Profiles business on January 2, 2012 for $22.7 million, subject to working capital adjustment.

        On December 1, 2010, we completed the acquisition of all of the outstanding equity of Hawk Corporation ("Hawk") for a total cash purchase price of $343.4 million, net of $70.7 million cash acquired. We also assumed Hawk's 8.75% senior notes previously due November 1, 2014 (the "Hawk senior notes"). Hawk is a leading worldwide supplier of friction materials for brakes, clutches and transmissions. With this acquisition, we created a comprehensive global braking solutions platform enabling us to provide a broader line of attractive products and increasing exposure to key emerging markets. Together with our core industrial brake and friction product line, Hawk became part of the Brake & Friction segment. As of December 31, 2011, the final goodwill recorded related to the acquisition of Hawk was $211.6 million.

        On October 1, 2009, we acquired the remaining 51% interest in JPB, a leading provider of high performance braking solutions for off-highway equipment, primarily in the mining and construction industries in Japan, for a purchase price of approximately $4.2 million. JPB is located in Atsugi, Japan and is under the management direction of the off-highway braking business that is included in the Brake & Friction segment.

        On October 1, 2009, we acquired 100% of the equity of ECS, a leading provider of electrical and structural products and services for the aviation, medical and industrial markets, for a purchase price of approximately $42.4 million. The acquisition of ECS expands our product and system reach into additional avionics applications and strengthens our engineering and design capabilities. ECS is located in Franklin, WI and is under the management direction of the Interconnect Technologies segment.

        On September 18, 2009, we acquired the assets of Jerrik, a recognized leader in the design and manufacture of highly engineered military and aerospace filter connections, for approximately $33 million. The acquisition expands our range of products serving the defense and aerospace markets. Jerrik is located in Tempe, AZ and is under the management direction of the Interconnect Technologies segment.

Financial Reporting Segments

Carlisle Construction Materials ("CCM" or the "Construction Materials segment")

(in millions)	2011	2010	Change $	Change %	2010	2009	Change $	Change %
Net Sales	$1,484.0	$1,223.6	$260.4	21.3%	$1,223.6	$1,125.9	$97.7	8.7%
EBIT	$177.9	$159.2	$18.7	11.7%	$159.2	$155.2	$4.0	2.6%
EBIT Margin	12.0%	13.0%			13.0%	13.8%

  2011 Compared to 2010

        The increase in net sales in the Construction Materials segment in 2011 primarily reflected higher sales volume in our commercial re-roofing business and, to a lesser extent, higher selling prices from pricing actions taken throughout 2011. The acquisition of PDT contributed $29.4 million to sales during 2011.

        On August 1, 2011, we acquired PDT for approximately $111.0 million, net of $7.6 million cash acquired. The $118.6 million gross purchase price consisted of $113.4 million in cash and contingent consideration of $5.2 million. PDT operates manufacturing facilities in Germany and is a leading manufacturer of EPDM based roofing materials. The acquisition of PDT is an important foothold for CCM in servicing the growing single-ply roofing market in Europe. The PDT Profiles business, which was not a core part of CCM's roofing business, was placed in discontinued operations at the acquisition date and sold on January 2, 2012 for $22.7 million, subject to working capital adjustment.

        The decline in CCM's EBIT margin (EBIT expressed as percentage of net sales) during 2011 was primarily attributable to significantly higher raw material costs. Increased selling prices enacted throughout 2011 did not fully offset higher raw material costs until the latter part of 2011. The negative impact of raw materials was partially offset by savings from the Carlisle Operating System and savings from product reengineering initiatives. Included in EBIT in 2011 are charges of $3.0 million related to the acquisition of PDT, reflecting $0.9 million in professional and other transaction costs to acquire PDT and $2.1 million in cost of goods sold related to amortization of an adjustment to PDT's finished goods inventory to reflect fair value as of the acquisition date that was subsequently sold during the fourth quarter of 2011. These expenses were partially offset by a favorable adjustment of $4.1 million reflecting a reduction of the liabilities under our product warranty program.

        Net sales and EBIT are generally higher for this segment in the second and third quarters of the year due to increased construction activity during these periods. Over the last two years, CCM's commercial roofing business has shifted significantly towards re-roofing, which currently constitutes approximately 85% of its commercial activity. The reroofing market is less cyclical and relatively more stable than the new construction market due to the large base of installed roofs requiring replacement in a given year. The reroofing market experienced a significant increase in demand during 2011; however, growth in reroofing may not continue at its current levels. The market for new construction continues to show indications of a slow recovery with small to modest growth prospects. With the PDT acquisition, CCM's presence in Europe has been significantly expanded. While the European region is experiencing potential recessionary conditions, the market in Europe for CCM's single-ply roofing applications is expected to grow in replacement of declining demand for modified bitumen roofing systems.

        Raw material costs for this segment continue to be significantly higher than the prior year and there is concern over limited supply of key raw materials. CCM's ability to recover additional raw material costs through price increases or surcharges is subject to significant price competition.

  2010 Compared to 2009

        Net sales for CCM during 2010 increased by 8.7%, primarily reflecting higher demand for our reroofing applications. For the year, CCM's growth in sales was higher in the second half of 2010 versus the first half of 2010, with sales growth during the fourth quarter of 2010 of 16%. During 2010, CCM experienced sales volume increases on higher demand for re-roofing in all its major product lines, with the exception of its Insulfoam product line. The sales volume decline in CCM's Insulfoam product line reflected continued lower demand for new residential construction. Selling prices for CCM's product lines were 3.5% lower in comparison to the prior year, with most of the lower selling prices impacting sales in the first and second quarter of 2010.

        EBIT margin of 13.0% in 2010 declined slightly from 2009 primarily reflecting the impact of higher raw material costs and 3.5% lower selling prices. These negative impacts were significantly offset by higher sales volume, improved overhead absorption resulting from higher production levels and efficiency gains from the Carlisle Operating System. During 2010, costs for CCM's raw materials that were primarily crude-oil derivative rose significantly and we took various steps in the areas of cost reduction and cost effective sourcing to mitigate the impact of raw material cost increases.

Carlisle Transportation Products ("CTP" or the "Transportation Products segment")

(in millions)	2011	2010	Change $	Change %	2010	2009	Change $	Change %
Sales	$732.1	$684.8	$47.3	6.9%	$684.8	$633.5	$51.3	8.1%
EBIT	$9.1	$21.7	$(12.6)	(58.1)%	$21.7	$53.4	$(31.7)	59.4%
EBIT Margin	1.2%	3.2%			3.2%	8.4%

  2011 Compared to 2010

        CTP's net sales increase of 6.9% during 2011 primarily reflected a 9% increase from higher selling prices that were implemented in connection with increased raw material costs, and higher demand in the agricultural and construction market, partially offset by lower demand in the outdoor power equipment and power transmission belt markets versus the prior year.

        Lower EBIT in 2011 versus 2010 was primarily the result of production start-up inefficiencies from the new tire plant in Jackson, TN and lower sales volume. Inefficiencies at CTP's new Jackson, TN tire manufacturing plant resulted in higher production costs and reduced margins due to lack of product availability to meet customer demand. Starting in the third quarter 2011, we took a number of actions to address improvement measures for CTP, incurring $2.8 million of charges for management and other organizational changes and $2.2 million in expenses to relocate division headquarters to Franklin, Tennessee as part of our plan to streamline administrative functions. Starting in the third quarter of 2011, the Jackson plant began showing improvements related to higher tire builder efficiencies and lower scrap rates. Plant restructuring expenses during 2011 were $4.0 million versus expenses of $10.7 million during 2010.

        During 2011, we incurred $4.0 million of exit and disposal costs for the consolidation of our tire manufacturing operations in Heflin, AL, Carlisle, PA and portions of Buji, China into a new facility in Jackson, TN. The total cost of this consolidation project, which started in 2009, was approximately $20.9 million. We expect no additional consolidation costs to be incurred related to this project.

        Net sales and EBIT for CTP are generally higher in the first six months of the year due to peak sales volumes in the outdoor power equipment product line. We expect demand in our primary markets to remain consistent in 2012 with higher growth anticipated in our agriculture and construction, powersports and high speed trailer markets. There was some stabilization of pricing for natural and synthetic rubber in the fourth quarter of 2011; however, CTP faces the potential for further cost increases in the near future due to higher demand expected by the North American and Asian auto industries for rubber.

        As noted above, CTP experienced production inefficiencies during 2011 related to the ramp-up of production at the Jackson, TN facility which has negatively impacted earnings. However we believe that most of these inefficiencies have been resolved during 2011 and we expect operational improvements in 2012.

        As of December 31, 2011, the carrying value of CTP's goodwill and intangible assets was $100.0 million and $2.7 million, respectively. Goodwill and intangible assets with indefinite useful lives are tested at least annually for impairment or when evidence of a potential impairment exists. We did not recognize any goodwill or intangible asset impairment during 2011 related to CTP or any of our other segments. However, deterioration of the outlook for CTP could potentially result in a future impairment loss within this segment. For additional information, refer to "Critical Accounting Policies".

  2010 Compared to 2009

        During 2010, CTP achieved organic sales growth of 7.0% reflecting an increase in sales volumes and higher selling prices, which were raised throughout 2010 in response to higher raw material costs. CTP's sales growth during 2010 was led by growth of 19% within its power transmission product line and 13% growth in its ATV product line. Demand for CTP's tires in the outdoor power equipment, agricultural and construction market also rose during 2010.The impact of foreign exchange rates accounted for approximately 1.1% growth on the year-over-year change in sales.

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

Carlisle Brake & Friction ("CBF" or the "Brake & Friction segment")

(in millions)	2011	2010	Change $	Change %	2010	2009	Change $	Change %
Sales	$473.0	$129.4	$343.6	265.5%	$129.4	$74.6	$54.8	73.5%
EBIT	$77.2	$(0.9)	$78.1	NM	$(0.9)	$0.8	$(1.7)	(212.5)%
EBIT Margin	16.3%	(0.7)%			(0.7)%	1.1%

  2011 Compared to 2010

        The acquisition of Hawk in December 2010 contributed $302.7 million to net sales and $59.9 million to EBIT for CBF during 2011. Sales and EBIT for Hawk in 2011 reflected strong demand for friction products used in the global market for off-highway applications and reduction in operating expenses resulting from successful integration efforts.

        Organic sales growth for CBF increased during 2011 by 29.9%, reflecting the high demand in the global off highway braking systems market consistent with the sales performance of Hawk. A substantial driver of this growth was an 83% increase in demand in the mining market and 15% increase in the agricultural and construction markets. Fluctuations in foreign exchange rates had a positive impact of 1.7% on CBF's change in net sales in 2011. Approximately 42% of CBF's sales in 2011 were to customers located outside of the United States.

        The significant increase in EBIT margin for CBF to 16.3% in 2011 from an EBIT loss of 0.7% in 2010 primarily reflected contribution from Hawk and $14.2 million in charges related to the acquisition of Hawk during December 2010. In October 2011, we announced plans to close our braking plant in Canada. The project is expected to cost approximately $1.3 million, including $0.9 million of expense recognized during 2011 for employee termination costs and other associated costs.

        Sales and earnings for CBF tend to be marginally higher in the second and third quarters. The outlook for the markets that CBF serves continues to be favorable due to the continued growth in infrastructure spending in developing regions such as Asia Pacific and South America. However, commodity prices for copper and key agricultural goods have fallen recently indicating a potential reduction in demand in the global mining sector. Future growth in these markets is expected to be more moderate as compared to the growth experienced in 2011. Sales and EBIT in future periods could be impacted by a downturn in global economic conditions or rising inflation in emerging markets such as China could cause these countries to put in measures to temper growth.

  2010 Compared to 2009

        On December 1, 2010, we completed the acquisition of Hawk Corporation, a leading global supplier of friction materials for industrial applications. Hawk's results of operations from December 1 through December 31, 2010 are included in the results of the CBF segment. In 2010, the acquisitions of JPB and Hawk contributed $28.1 million, or 38%, in net sales. Organic sales growth increased in 2010 by 36%, reflecting an increase in sales volumes of CBF's off highway braking systems products primarily due to economic growth in the global markets in which CBF competes. In 2010, CBF achieved a 73% and 64% increase in sales for its products used in the construction and mining markets, respectively. Fluctuations in foreign exchange rates had less than 1% impact on CBF's change in net sales from 2009 to 2010.

        Upon the acquisition of Hawk, we combined the off-highway braking business of Carlisle Industrial Brake & Friction and the friction materials business of Hawk into the Brake & Friction segment. With manufacturing facilities located in the U.S., UK, Italy, China, and Japan, and over 1,800 employees, CBF is a leading provider of high performance braking solutions to the off-highway, high performance racing, aerospace, and alternative energy markets, serving over 100 leading original equipment manufacturers in 55 countries. As part of this acquisition and integration, we recognized $14.2 million in related charges consisting of $3.1 million of transaction fees for professional expenses incurred as part of the bidding and share tender process, $8.3 million of severance charges related to the change in control and reorganization to form the Brake & Friction segment, and $2.8 million in cost of goods sold related to amortization of the adjustment to Hawk's finished goods inventory to reflect fair value that was subsequently sold during December 2010. In addition, $1.0 million of incremental depreciation and amortization expense was incurred in the fourth quarter of 2010 associated with the fair value adjustments to fixed assets and other intangible assets.

        In the fourth quarter of 2009, within the off-highway braking business, we announced plans to close our friction product manufacturing facility in Logansport, IN and to consolidate operations into our locations in Hangzhou, China and Bloomington, IN. This consolidation was completed during the fourth quarter of 2010; however, additional activities related to the closure of the facility occurred in 2011. The total cost for this consolidation project was $5.3 million. Costs incurred in 2010 related to this consolidation were $2.4 million and reflected $0.3 million in employee and $2.1 million of other costs to transfer equipment and relocate employees. Total costs incurred in 2009 related to this consolidation were $2.3 million consisting of fixed asset impairment charges and write-down of inventory.

Carlisle Interconnect Technologies ("CIT" or the "Interconnect Technologies segment")

(in millions)	2011	2010	Change $	Change %	2010	2009	Change $	Change %
Sales	$299.6	$251.1	$48.5	19.3%	$251.1	$180.5	$70.6	39.1%
EBIT	$41.9	$30.9	$11.0	35.6%	$30.9	$14.3	$16.6	116.1%
EBIT Margin	14.0%	12.3%			12.3%	7.9%

  2011 Compared to 2010

        The increase in net sales by CIT in 2011 primarily reflected higher sales volume in the aerospace market of 26%, as well as $7.8 million contributed by the acquisition of Tri-Star on December 1, 2011, partially offset by lower demand in the military defense market of 15%. Growth in the aerospace market reflected increased demand for CIT's in-flight entertainment applications and higher demand for Boeing legacy airline (737 and 777) programs. CIT's organic sales growth increased 16% for the full year 2011. CIT's sales increased consecutively each quarter during 2011 and by the fourth quarter of 2011, CIT achieved organic sales growth of 20%, which was driven by a 35% increase in sales in the aerospace market.

        On December 1, 2011, to complement and further integrate our solutions for the aerospace market, we acquired Tri-Star for $284.4 million, net of $4.5 million cash acquired. With annual sales of approximately $95 million, Tri-Star is based in El Segundo, California, with machining facilities in Riverside, California, and Lugano, Switzerland. Tri-Star is a supplier to the world's leading aerospace, avionics and electronics companies. Tri-Star designs, manufactures and sells customized, high-reliability contacts and connectors critical for accurate and efficient transmission of data and power on aircraft and defense platforms, as well as in high-end industrial equipment. The acquisition of Tri-Star adds capabilities and technology to strengthen our interconnect products business by expanding our product and service range to our customers.

        Despite significantly higher raw material costs for copper and silver, EBIT margin increased to 14.0% in 2011 compared to 12.3% in 2010, reflecting higher sales volume and efficiency savings from the Carlisle Operating System. The acquisition of Tri-Star contributed $0.6 million in EBIT during the fourth quarter of 2011. EBIT for Tri-Star includes $1.1 million in cost of goods sold related to amortization of an adjustment to Tri-Star's finished goods inventory to reflect fair value that was subsequently sold during the fourth quarter of 2011. In addition to the aforementioned costs, CIT incurred $1.0 million in professional fees and other transaction expense related to acquisitions.

        We expect additional sales from the ramp up of the Boeing 787 program, which was launched in the second half of 2011, and further integration and synergy savings opportunities with the acquisition of Tri-Star. The long-term growth prospects for the aerospace market continue to be favorable. However, the impact of potential defense budget cuts could have a negative impact on future results.

  2010 Compared to 2009

        During 2010, the acquisitions of Jerrik and ECS contributed $39.4 million, or 22%, to CIT's net sales. CIT achieved organic sales increase of 17% in 2010 as compared to 2009, primarily on growth in the aerospace and military defense markets. CIT experienced strong demand for its aerospace product applications including increased sales related to the Boeing 787 program and higher orders for its interconnect products and rack installation systems used in both airplane retrofit applications and new airplane production. Also contributing to higher growth in CIT's aerospace and military defense product lines was increased demand for its products within highly-specialized military applications including unmanned aerial vehicles and jamming devices for improvised explosive devices. The growth in these product lines was offset slightly by lower sales volume in the test and measurement market, resulting primarily from planned rationalization of low margin products.

        CIT's improvement in EBIT margin from 7.9% in 2009 to 12.3% in 2010 was due to higher sales volume and efficiencies gained from the Carlisle Operating System. During 2010, CIT experienced increases in the cost of copper and silver used in its products which were significantly mitigated by other cost savings initiatives.

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

Carlisle FoodService Products ("CFSP" or the "FoodService Products segment")

(in millions)	2011	2010	Change $	Change %	2010	2009	Change $	Change %
Sales	$235.8	$238.8	$(3.0)	(1.3)%	$238.8	$243.6	$(4.8)	(2.0)%
EBIT	$13.2	$24.3	$(11.1)	(45.7)%	$24.3	$24.7	$(0.4)	(1.6)%
EBIT Margin	5.6%	10.2%			10.2%	10.1%

  2011 Compared to 2010

        During 2011, sales at CFSP declined due to lower volume primarily in the healthcare market partially offset by higher selling price increases introduced to address increased raw material costs. Demand in the foodservice industry was generally weak during 2011 reflecting low consumer confidence and continued high unemployment. CFSP's decline in sales experienced in the healthcare market was a result of competitive pricing pressure and reduced demand.

        The decline in EBIT margin in 2011 versus 2010 reflects lower sales volume, unfavorable changes in mix and higher raw material costs in 2011 that were not fully offset by selling price increases. CFSP has taken steps during 2011 to address earnings reduction from higher raw material cost by enacting selling price actions. Included in EBIT during 2011 was $1.6 million in severance costs related to staffing reductions. Further efforts to reduce operating costs in line with sales volume are expected to continue in 2012.

        Sales in the FoodService Products segment tend to be marginally stronger in the second and third quarters. Growth rates in both the foodservice and healthcare product sectors continue to be low due to high unemployment impacting consumer confidence and competitive pricing pressures in the healthcare market. CFSP continues to experience higher costs versus the prior period for key raw materials such as plastic resin. Moreover, CFSP's ability to recover raw material increases through higher selling prices remains uncertain. CFSP announced additional price increases effective January 1, 2012 to address increased raw material costs and is undertaking a comprehensive review of its rebates and allowances program with its customers.

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

        During 2010, CFSP experienced cost increases for plastic resin, a key raw material, as well as higher transportation costs. CFSP offset some of these increases by operating expense savings from the Carlisle Operating System.

Corporate

(in millions)	2011	2010	Change	2010	2009	Change
Corporate expenses	$(44.2)	$(39.1)	(13.0)%	$(39.1)	$(36.5)	(7.1)%
As a percentage of net sales	(1.5)%	(1.5)%		(1.5)%	(1.6)%

        Corporate expenses are largely comprised of compensation, benefits and travel expense for the corporate office staff. Corporate expenses also include certain external audit fees attributable to corporate activities and internal audit expenses as well as certain costs associated with our strategy to expand in the Asia Pacific region. We also maintain a captive insurance program for workers compensation costs on behalf of all the Carlisle operating companies.

        The increase in Corporate expenses for the year ended December 31, 2011versus 2010 reflected $1.6 million adjustment to its workers compensation reserve based upon lower overall interest rates, $1.3 million of costs for acquisition opportunities that were not realized, the impact of foreign exchange between the two comparative periods as well as higher expense for incentive compensation based upon the Company meeting certain performance targets.

        Corporate expenses for the year ended December 31, 2010 reflected an increase in selling and administrative expenses of $2.8 related to the strategy to expand our presence in the Asia Pacific region and increases in franchise tax and other operating costs, partially offset by the reduction of $3.2 million of management restructuring costs which occurred in 2009.

Liquidity and Capital Resources

        We maintain liquidity sources primarily consisting of cash and cash equivalents and our committed unused credit facility. As of December 31, 2011, we had $74.7 million of cash on hand, of which $56.0 million was located in wholly owned subsidiaries of the Company outside the United States. Cash held by subsidiaries outside the United States is held primarily in the currency of the country in which it is located. Such cash is used to fund the operating activities of our foreign subsidiaries and for further investment in foreign operations. Generally, we consider such cash to be permanently reinvested in our foreign operations and our current plans do not demonstrate a need to repatriate such cash to fund U.S. operations and corporate activities. Repatriation of cash held by foreign subsidiaries may require the accrual and payment of taxes in the United States.

        In addition, cash held by subsidiaries in China is subject to local laws and regulations that require government approval for conversion of such cash to and from U.S. dollars as well as for transfer of such cash to entities that are outside of China. As of December 31, 2011, we had cash and cash equivalents of $12.9 million located in wholly owned subsidiaries of the Company within China.

Sources and Uses of Cash

In millions	2011	2010	2009
Net cash provided by operating activities	$191.2	$107.4	$417.2
Net cash used in investing activities	(463.5)	(339.3)	(89.5)
Net cash provided by (used in) financing activities	256.4	223.8	(274.2)
Effect of exchange rate changes on cash	1.2	1.2	0.1

Change in cash and cash equivalents	$(14.7)	$(6.9)	$53.6

  2011 Compared to 2010

        Net cash provided by operating activities was $191.2 million in the year ended December 31, 2011, compared to $107.4 million in 2010. The increase was primarily due to higher net income in 2011 versus 2010 and lower usage of cash to fund working capital in 2011.

        Despite higher organic sales growth in 2011, cash used by working capital and other assets and liabilities of $91.6 million in 2011 was $18.3 million less than cash used of $109.9 million in 2010. Cash used for working capital in 2011 primarily consisted of a $64.7 million increase in receivables, a $75.8 million increase in inventories, offset by the positive impact of a $46.7 million increase in accounts payable and accrued expenses. Cash used in 2010 for working capital primarily consisted of a $69.8 million increase in receivables, a $56.3 million increase in inventories, a $24.3 million reduction in net income tax liabilities, offset by the positive impact of a $40.8 million increase in accounts payable and accrued expenses.

        We view the ratio of our average working capital balances (defined as the average of the quarter end balances, excluding current year acquisitions, of trade receivables, plus net inventory less trade payables) as a percentage of annualized sales (defined as year-to-date net sales, excluding current year acquisitions, calculated on an annualized basis) as an important measure of our ability to effectively manage our cash requirements in relation to changes in sales activity. For the full year 2011, average working capital as a percentage of annualized sales was 21.9%, as compared to a percentage of 22.0% for 2010.

        Cash used in investing activities was $463.5 million in 2011 compared to $339.3 million in 2010. In 2011, cash used in investing activities included cash used to purchase Tri-Star of $284.4 million, net of cash acquired, and cash used to purchase PDT of $105.8 million, net of cash acquired. We also acquired certain assets of Cragar Industries, Inc. for $2.7 million. Cash used in 2010 primarily reflected the acquisition of Hawk for $343.4 million, net of cash acquired. Also in 2010, we received proceeds of $59.8 million for the sale of the refrigerated truck bodies and specialty trailer businesses. Capital expenditures of $79.6 million in 2011 compared to $64.6 million in 2010. The Transportation Products segment represented approximately 27% of total capital expenditures in 2011, versus 61% of total capital expenditures in 2010, as a result of completion of tire manufacturing consolidation activities into its Jackson, TN facility. During the fourth quarter 2011, CCM completed a land purchase for $6.6 million to commence construction of a new insulation plant in the northwest region of the US. Capital expenditures for this project are expected to total $35 million and completion is expected in 2013.

        Cash provided by financing activities was $256.4 million in 2011 compared to $223.8 million in 2010. During 2011, we increased our total borrowings by $288 million. This increase primarily reflected increased borrowings on our revolving credit facility of $338 million to fund the acquisition of Tri-Star in December 2011, redeem $59 million in 8.75% senior notes held by Hawk (the "Hawk senior notes") that we assumed upon the acquisition of Hawk and to fund other business activities. The increased borrowings under the credit facility were partially offset by the redemption of the aforementioned Hawk senior notes. We funded the acquisition of PDT in August 2011 primarily with cash provided by operations and cash on hand. On December 9, 2010, to partially fund the acquisition of Hawk, we issued $250 million 5.125% senior unsecured notes due 2020 and received proceeds of $248.9 million and paid bond issuance costs of $1.9 million.

  2010 Compared to 2009

        As of December 31, 2010, we had $89.4 million of cash on hand, of which $56.1 million was located in wholly owned subsidiaries of the Company outside the United States. The decrease in net cash provided by operating activities of $107.4 million in the year ended December 31, 2010, from net cash provided by operating activities of $417.2 million in the year ended December 31, 2009 was primarily due to the difference of $299.3 million between cash used for working capital in 2010 of $109.9 million and cash provided by working capital in 2009 of $189.4.

        On 8.7% organic sales growth in 2010, cash used in 2010 for working capital of $109.9 million primarily consisted of a $69.8 million increase in receivables, a $56.3 million increase in inventories, a $24.3 million reduction in net income tax liabilities, offset by the positive impact of a $40.8 million increase in accounts payable and accrued expenses. During the year ended December 31, 2009, the organic sales decline of 22.5% had a significant impact on cash requirements for working capital. Cash provided by working capital in 2009 of $189.4 million primarily consisted of a $79.9 million reduction in receivables and a $157.3 million reduction in inventories, partially offset by a $40.8 million net reduction in long term liabilities. Included in cash provided by operations was $24.5 million in proceeds relating to the insurance settlement from the fire at the tire and wheel facility in Bowdon, GA. Included in the $40.8 million net reduction in long term liabilities were contributions to our pension fund of $53.0 million.

        For the full year 2010, average working capital as a percentage of annualized sales was 22.0%, as compared to a percentage of 24.9% for 2009.

        Cash used in investing activities was $339.3 million in 2010 compared to $89.5 million in 2009, which was net of $30.0 million in insurance proceeds related to destroyed property, plant and equipment as a result of the fire at the tire and wheel facility in Bowdon, GA. Cash used in 2010 primarily reflected the acquisition of Hawk for $343.4 million, net of cash acquired. Also in 2010, we received proceeds of $59.8 million for the sale of the refrigerated truck bodies and specialty trailer businesses. Cash used for acquisitions of $80.8 million in 2009 included the acquisitions of Jerrik, ECS and JPB. Capital expenditures of $64.6 million in 2010 compared with $48.2 million in 2009. The Transportation Products segment represented approximately 61% of total capital expenditures in 2010 including the equipping of new tire manufacturing operations in Jackson, TN which included replacement of equipment destroyed in the 2008 fire at the Bowdon, GA facility.

        Cash provided by financing activities was $223.8 million in 2010 compared to cash used of $274.2 million in 2009. On December 9, 2010, to partially fund the acquisition of Hawk, we issued $250 million 5.125% senior unsecured notes due 2020 and received proceeds of $248.9 million and paid bond issuance costs of $1.9 million. Partially offsetting this were dividend payments of $40.6 million in 2010. Cash used by financing activities in 2009 included a $235.4 million reduction of outstanding debt and dividend payments of $38.6 million.

Debt Instruments, Guarantees and Covenants

        The following table quantifies certain contractual cash obligations and commercial commitments at December 31, 2011:

In millions	Total	2012	2013	2014	2015	2016	Thereafter
Short-term credit lines and long-term debt	$763.7	$158.0	$0.1	$—	$—	$350.0	$255.6
Interest on long-term debt(1)	179.9	26.7	26.7	26.7	26.7	22.3	50.8
Noncancelable operating leases	116.6	23.0	18.4	14.9	12.2	10.0	38.1

Total commitments	$1,060.2	$207.7	$45.2	$41.6	$38.9	$382.3	$344.5

(1)
Future expected interest payments are calculated based on the stated rate for fixed rate debt and the effective interest rate at December 31, 2011 for variable rate debt.

        Under the terms of the Amended Credit Agreement, and at the Company's election, the full amount of $348.0 million outstanding under the Company's new revolving credit facility was payable in January 2012 (30 days from the date of funding). However, the Company has the option to rollover amounts payable, at differing tenors and interest rates, until the facility expires in October of 2016. The Company expects that $200.0 million of the $348.0 million outstanding will be rolled over for a period longer than one year. Accordingly, $148.0 million has been presented in Short-term debt, including current maturities in the consolidated balance sheet. The remainder is designated as due in 2016 upon expiration of the facility.

        The above table does not include $129.7 million of long-term deferred revenue and $294.8 million of other long-term liabilities. Other long-term liabilities consist primarily of deferred income tax liabilities and, pension and post-retirement benefit obligations, and warranty obligations. Due to factors such as return on plan assets, disbursements and, contributions, and timing of warranty claims, it is not reasonably possible to estimate when these will become due.

        Although we have entered into purchase agreements for certain key raw materials, there were no such contracts with a term exceeding one year in place at December 31, 2011.

        On October 20, 2011 we entered into a new $600 million senior unsecured revolving credit facility (the "Facility") to replace our former credit facility, which was scheduled to expire on July 12, 2012. The new facility expires on October 20, 2016. The new credit facility allows for borrowings of between two weeks and nine months maturity at an interest rate spread of 1.05 percentage points over Libor, based upon our current investment grade credit rating. Also included in this facility is the ability to borrow up to $300 million of the $600 million available on the facility in multi-currency borrowings including the Euro, British Pounds, Canadian Dollar and Japanese Yen. The interest rate on multi-currency borrowings is based on a spread of 1.05 percentage points over the prevailing base inter-bank interest rate standard for each particular currency. The new facility has an annual facility fee of 0.20 percentage points of the overall facility, or $1.2 million annually. By comparison, our previous revolver had an interest rate spread of 0.35 percentage points over Libor and a total annual facility fee of 0.10 percentage points of the total $500 million facility. We intend to use the new facility for general working capital purposes and to provide additional liquidity to pursue growth opportunities including acquisitions.

        On December 9, 2010, we completed a public offering of $250.0 million of notes with a stated interest rate of 5.125% due December 15, 2020 (the "2020 Notes"). The 2020 Notes were issued at a discount of approximately $1.1 million, resulting in proceeds of approximately $248.9 million. Interest on the 2020 Notes is paid each June 15 and December 15, which commenced on June 15, 2011. The proceeds were utilized to re-pay borrowings under our Revolving Credit Facility that were used to partially finance the acquisition of Hawk.

        In connection with the acquisition of Hawk on December 1, 2010, we assumed Hawk's 8.75% senior notes due November 1, 2014 (the "Hawk senior notes"). The Hawk senior notes were recorded at estimated fair value of $59.0 million on the date of acquisition. See Note 3 in Item 8 for further information regarding the Hawk acquisition. On December 10, 2010, we notified the holders of the Hawk senior notes of our intent to redeem such notes under the terms of the related indenture. On January 10, 2011, we redeemed all of the outstanding Hawk senior notes for approximately $59.1 million, of which $57.1 million related to the outstanding principal amount, $1.9 million related to an early redemption premium, and $0.1 million related to accrued and unpaid interest. We redeemed the Hawk senior notes using borrowings under our revolving credit facility.

        At December 31, 2011 we had $252 million available under our $600 million revolving credit facility. Of the amount unavailable for borrowings at December 31, 2011, $290 million was borrowed and outstanding in connection with the financing of the Tri-Star acquisition. The revolving credit facility provides for grid-based interest pricing based on the credit rating of our senior unsecured bank debt or other unsecured senior debt and our utilization of the facility. Our senior unsecured debt is rated BBB by Standard & Poor's and Baa2 by Moody's. The facility requires us to meet various restrictive covenants and limitations including certain leverage ratios, interest coverage ratios and limits on outstanding debt balances held by certain subsidiaries. The average interest rate of borrowings under the previous revolving credit facility was 0.61% from January 1, 2011 to October 20, 2011 and 0.65% for the full year ended December 31, 2010. For the period October 20, 2011 to December 31, 2011, the average interest rate of borrowings under the current facility was 1.34%

        We also maintain a $45.0 million uncommitted line of credit, of which $35.0 million was available for borrowing as of December 31, 2011. The average interest rate on the uncommitted line was 1.50% for 2011 and 1.87% for 2010.

        As of December 31, 2011, we had outstanding letters of credit amounting to $31.0 million. Letters of credit are issued primarily to provide security under insurance arrangements and certain borrowings. Letters of credit were previously issued under our revolving credit facility and reduced the amount available for borrowings under the facility. Currently, our letters of credit are issued separately from our revolving credit facility and do not affect borrowing availability under the credit facility.

        At December 31, 2011, the fair value of our $250 million 5.125% notes due 2020 and $150 million 6.125% notes due 2016, using Level 2 inputs, is approximately $272.6 million and $168.7 million, respectively. Fair value is estimated based on current yield rates plus our estimated credit spread available for financings with similar terms and maturities. We estimate that the fair value of amounts outstanding under the revolving credit facility approximates their carrying value.

        Under our various debt and credit facilities, we are required to meet various restrictive covenants and limitations, including certain leverage ratios, interest coverage ratios and limits on outstanding debt balances held by certain subsidiaries. We were in compliance with all covenants and limitations in 2011 and 2010.

        We view our debt to capital ratio (defined as short-term debt plus long-term debt divided by the sum of total Shareholders' equity, long-term debt and short-term debt) as an important indicator of our ability to utilize debt in financing acquisitions and capital investments. As of December 31, 2011, our debt to capital ratio was 34%. This ratio increased from our debt to capital ratio as of December 31, 2010 of 26% due to increased borrowings related to acquisition activities during 2011.

Cash Management

        As stated above, reducing the level of working capital as a percentage of net sales is a key management focus. Our priorities for the use of capital are to invest in growth and performance improvement opportunities for our existing businesses and maintain assets through capital expenditures, pursue strategic acquisitions that meet shareholder return criteria, pay dividends to shareholders and return value to shareholders through share repurchases.

        Capital expenditures in 2012 are expected to be $120 million to $150 million, including business sustaining projects, cost reduction efforts and new product expansion. Capital expenditures in 2012 are projected to be higher than previous levels due to plans to build additional manufacturing facilities and capacity to address expected demand primarily in the CCM, CBF and CIT segments. No minimum contributions to our pension plans are required in 2012. However, during 2012 we expect to pay approximately $1.1 million in participant benefits under the executive supplemental and director plans and make discretionary contributions of approximately $4.2 million to the other pension plans to maintain fully funded status as participants continue to earn benefits. We made contributions of $5.3 million to the pension plans during 2011.

        We intend to pay dividends to our shareholders and have increased our dividend rate annually for the past 35 years.

        We announced the reactivation of our share repurchase program in August 2004. In August 2007, the Board of Directors authorized the repurchase of an additional 2,500,000 shares of our common stock. In February 2009, the Board of Directors authorized the repurchase of an additional 1,400,000 shares of our common stock. At this time we have authority to repurchase 2,981,766 shares. Shares may be repurchased at management's direction. The decision to repurchase shares will depend on price, availability and other corporate developments. Purchases may occur from time-to-time and no maximum purchase price has been set.

        We believe that our operating cash flows, credit facilities, lines of credit, and leasing programs provide adequate liquidity and capital resources to fund ongoing operations, expand existing lines of business and make strategic acquisitions. In addition, we believe that our liquidity and capital resources from U.S. operations are adequate to fund our U.S. operations and corporate activities without a need to repatriate funds held by subsidiaries outside the United States. However, the ability to maintain existing credit facilities and access the capital markets can be impacted by economic conditions outside our control, specifically credit market tightness or sustained market downturns. Our cost to borrow and capital market access can be impacted by debt ratings assigned by independent rating agencies, based on certain credit measures such as interest coverage, funds from operations and various leverage ratios.

Environmental

        We are subject to increasingly stringent environmental laws and regulations, including those relating to air emissions, wastewater discharges, chemical and hazardous waste management and disposal. Some of these environmental laws hold owners or operators of land or businesses liable for their own and for previous owners' or operators' releases of hazardous or toxic substances or wastes. Other environmental laws and regulations require the obtainment and compliance with environmental permits. To date, costs of complying with environmental, health and safety requirements have not been material. The nature of our operations and our long history of industrial activities at certain of our current or former facilities, as well as those acquired could potentially result in material environmental liabilities.

        While we must comply with existing and pending climate change legislation, regulation, international treaties or accords, current laws and regulations do not have a material impact on our business, capital expenditures or financial position. Future events, including those relating to climate change or greenhouse gas regulation could require us to incur expenses related to the modification or curtailment of operations, installation of pollution control equipment, or investigation and cleanup of contaminated sites.

Legal Proceedings

        Over the years, we have been named as a defendant, along with numerous other defendants, in lawsuits in various state courts in which plaintiffs have alleged injury due to exposure to asbestos-containing brakes, which we manufactured in limited amounts between the late-1940's and the mid-1980's. In addition to compensatory awards, these lawsuits may also seek punitive damages.

        We typically obtain dismissals or settlements of our asbestos-related lawsuits with no material effect on our financial condition, results of operations or cash flows. We maintain insurance coverage that applies to a portion of certain of our defense costs and payments of settlements or judgments in connection with asbestos-related lawsuits.

        Based on an ongoing evaluation we believe that the resolution of our pending asbestos claims will not have a material impact on our financial condition, results of operations, or cash flows, although these matters could result in us being subject to monetary damages, costs or expenses, and charges against earnings in particular periods.

        In addition, from time-to-time we may be involved in various other legal actions arising in the normal course of business. In the opinion of management, the ultimate outcome of such actions, either individually or in the aggregate, will not have a material adverse effect on our consolidated financial position, results of operations for a particular period or annual operating cash flows.

Critical Accounting Policies

        Our significant accounting policies are more fully described in the Note 1 in Item 8. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, our observation of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. We consider certain accounting policies related to revenue recognition, estimates of reserves for receivables and inventory, deferred revenue and extended product warranty, valuation of long-lived assets, self-insurance retention, and pensions and other post-retirement plans to be critical policies due to the estimation processes involved.

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

        Allowance for Doubtful Accounts.    We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined by the review of their credit information. Allowances for doubtful accounts are estimated based on the evaluation of potential losses related to customer receivable balances. Estimates are developed by using standard quantitative measures based on historical losses, adjusting for current economic conditions and, in some cases, evaluating specific customer accounts for risk of loss. Changes in economic conditions in specific markets in which we operate could have an effect on reserve balances required.

        Inventories.    Inventories are valued at the lower of cost or market on the first-in, first-out basis. Cost of inventories includes direct as well as certain indirect costs associated with the acquisition and production process. These costs include raw materials, direct and indirect labor and manufacturing overhead. Manufacturing overhead includes materials, depreciation and amortization related to property, plant and equipment and other intangible assets used directly and indirectly in the acquisition and production of inventory and costs related to our distribution network such as inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and other such costs associated with preparing our products for sale.

        We regularly review inventory quantities on hand for excess and obsolete inventory based on estimated forecasts of product demand and production requirements for the next twelve months and issues related to specific inventory items.

        Deferred Revenue and Extended Product Warranty.    We offer extended warranty contracts on sales of certain products; the most significant being those offered on our installed roofing systems within the Construction Materials segment. The lives of these warranties range from five to thirty years. All revenue from the sale of these contracts is deferred and amortized on a straight-line basis over the life of the contracts. Current costs of services performed under these contracts are expensed as incurred. We also record an additional loss and a corresponding reserve if the total expected costs of providing services under the contract exceed unearned revenues equal to such excess. We estimate total expected warranty costs using quantitative measures based on historical claims experience and management judgment.

        Goodwill and Indefinite-Lived Intangible Assets.    Indefinite-lived intangible assets are recognized and recorded at their acquisition-date fair values. Intangible assets with indefinite useful lives are not amortized but are tested annually for impairment via a one-step process by comparing the fair value of the intangible asset with its carrying value. If the intangible asset's carrying value exceeds its fair value, an impairment charge is recorded in current earnings for the difference. We estimate the fair value of our indefinite-lived intangible assets based on the income approach utilizing the discounted cash flow method. As of the most recent annual impairment test, all of our indefinite-lived intangible assets' fair values exceeded their carrying values by at least 15%. We periodically re-assesse indefinite-lived intangible assets as to whether their useful lives can be determined and if so, we begin amortizing any applicable intangible asset.

        Goodwill is not amortized but is tested annually for impairment at a reporting unit level. We have determined that our operating segments are our reporting units. We have allocated goodwill to our reporting units as follows:

In millions	December 31, 2011	December 31, 2010
Carlisle Construction Materials	$112.6	$86.3
Carlisle Transportation Products	100.0	100.0
Carlisle Brake & Friction	226.7	231.6
Carlisle Interconnect Technologies	345.6	188.9
Carlisle FoodService Products	60.3	60.3

Total	$845.2	$667.1

        First, goodwill is tested for impairment by comparing the fair value of the reporting unit with the reporting unit's carrying amount to identify any potential impairment. If fair value is determined to be less than carrying value, a second step is used whereby the implied fair value of the reporting unit's goodwill, determined through a hypothetical purchase price allocation, is compared with the carrying amount of the reporting units' goodwill. If the implied fair value of the reporting units' goodwill is less than its carrying amount, an impairment charge is recorded in current earnings for the difference. We also assess the recoverability of goodwill if facts and circumstances indicate goodwill may be impaired. In our most recent test, we estimated the fair value of our reporting units primarily based on the income approach utilizing the discounted cash flow method. We also utilized fair value estimates derived from the market approach utilizing the public company market multiple method to validate the results of the discounted cash flow method, which required us to make assumptions about the applicability of those multiples to our reporting units. The discounted cash flow method required us to estimate future cash flows and discount those amounts to present value. The key assumptions that drove fair value included:

  •
  Industry weighted-average cost of capital ("WACC"): We utilized a WACC relative to each reporting unit's industry as the discount rate for estimated future cash flows. The WACC is intended to represent a rate of return that would be expected by a market place participant. We utilize third party valuation providers to assist management in determining the appropriate WACC by industry.

  •
  EBIT margins: We utilized historical and expected EBIT margins, which varied based on the projections of each reporting unit being evaluated.

        While we believe these assumptions are appropriate, they are subject to uncertainty and by nature include judgments and estimates regarding various factors including the realization of sales price increases, fluctuation in price and availability in key raw materials, and operating efficiencies. With the exception of the Transportation Products reporting unit, all of the key assumptions and methodologies we utilized in our most recent annual goodwill impairment test did not deviate materially from recent historical results and our remaining reporting units' fair values exceeded their carrying value by at least 25%.

        With respect to the most recent test of goodwill allocated to the Transportation Products reporting unit of approximately $100 million, we estimated that fair value exceeded carrying value by approximately 6%. Our assumptions specifically include estimates of increased future cash flows to be derived from benefits attributable to the restructuring activities in the Transportation Products reporting unit undertaken in 2009, 2010 and 2011. These activities include the consolidation of manufacturing capacity and distribution centers in the United States and manufacturing capacity in China, activities to increase production efficiencies at its Jackson, TN start-up tire manufacturing facility, organizational changes and streamlining of administrative functions. The costs associated with these restructuring activities are not expected to recur in future periods and are expected to result in increased profitability and cash flows in this reporting unit versus recent historical results. While we believe that these assumptions are appropriate, significant changes in the estimated benefits of the restructuring activities, along with revenue growth rates, price and availability of key raw materials, operating efficiencies and discount rates may materially affect the Transportation Products reporting unit's fair value. Based on our sensitivity analysis a 1% increase in the discount rate would reduce estimated fair value by approximately $60 million or a 1% decrease in the EBIT margin assumption would reduce estimated fair value by approximately $70 million, either of which would result in the carrying value exceeding the estimated fair value. This would require us to perform step two of the impairment test described above.

        See Note 13 to the Consolidated Financial Statements in Item 8 for more information regarding goodwill.

        Valuation of Long-Lived Assets.    Long-lived assets or asset groups, including amortizable intangible assets, are tested for impairment whenever events or circumstances indicate that the carrying amount of the asset or asset group may not be recoverable. For purposes of testing for impairment, we group our long-lived assets classified as held and used at the lowest level for which identifiable cash flows are largely independent of the cash flows from other assets and liabilities. Our asset groupings vary based on the related business in which the long-lived asset is employed and the interrelationship between those long-lived assets in producing net cash flows; for example, multiple manufacturing facilities may work in concert with one another or may work on a stand-alone basis to produce net cash flows. We utilize our long-lived assets in multiple industries and economic environments and our asset grouping reflects these various factors. The following are examples of events or changes in circumstances that we consider:

  •
  Significant decrease in the market price of a long-lived asset (asset group)

  •
  Significant change in the extent or manner in which a long-lived asset (asset group) is being used or in its physical condition

  •
  Significant adverse change in the legal factors or business climate that could affect the value of a long-lived asset(asset group), including an adverse assessment by a regulator

  •
  Accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset (asset group)

  •
  Current-period operating or cash flow loss combined with a history of operating or cash flow losses, or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset (asset group)

  •
  Current expectation that, more likely than not, a long-lived asset (asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life

        We monitor the operating and cash flow results of our long-lived assets or asset groups classified as held and used to identify whether events and circumstances indicate the remaining useful lives of those assets should be adjusted, or if the carrying value of those assets or asset groups may not be recoverable. In the event indicators of impairment are identified, undiscounted estimated future cash flows are compared to the carrying value of the long-lived asset or asset group. If the undiscounted estimated future cash flows are less than the carrying amount, we determine the fair value of the asset or asset group and record an impairment charge in current earnings to the extent carrying value exceeds fair value. Fair values may be determined based on estimated discounted cash flows, by prices for like or similar assets in similar markets, or a combination of both. There are currently no long-lived assets or asset groups classified as held and used for which the related undiscounted cash flows do not substantially exceed their carrying amounts.

        Long-lived assets or asset groups that are part of a disposal group that meets the criteria to be classified as held for sale are not assessed for impairment but rather if fair value, less cost to sell, of the disposal group is less than its carrying value a loss on sale is recorded against the disposal group.

        Self-Insurance Retention.    We maintain self-retained liabilities for workers' compensation, medical and dental, general liability, property and product liability claims up to applicable retention limits. We estimate these retention liabilities utilizing actuarial methods and loss development factors. Our historical loss experience is considered in the calculation. We are insured for losses in excess of these limits.

        Pensions and Other Post-Retirement Plans.    We maintain defined benefit retirement plans for certain employees. The annual net periodic expense and benefit obligations related to these plans are determined on an actuarial basis. This determination requires assumptions to be made concerning general economic conditions (particularly interest rates), expected return on plan assets, increases to compensation levels, and health care cost trends. These assumptions are reviewed periodically by management in consultation with our independent actuary and investment manager. Changes in the assumptions to reflect actual experience can result in a change in the net periodic expense and accrued benefit obligations. The defined benefit pension plans' assets consist primarily of fixed-income and equity mutual funds, which are considered Level 1 assets under the fair value hierarchy as their fair value is derived from market-observable data. We use the market related valuation method to determine the value of plan assets, which recognizes the change of the fair value of the plan assets over five years. If actual experience differs from these long-term assumptions, the difference is recorded as an unrecognized actuarial gain (loss) and then amortized into earnings over a period of time based on the average future service period, which may cause the expense related to providing these benefits to increase or decrease. The weighted-average expected rate of return on plan assets was 7.0% for the 2011 valuation. While we believe 7.0% is a reasonable expectation based on the plan assets' mix of fixed income and equity investments, significant differences in actual experience or significant changes in the assumptions used may materially affect the pension obligations and future expense. The effects of a 0.25% increase or decrease in the expected rate of return would change our estimated 2011 pension expense by approximately $0.4 million. The assumed weighted-average discount rate was 4.79% for the 2011 valuation. The effects of a 0.25% increase or decrease in the assumed discount rate would change our projected benefit obligation at December 31, 2011 by approximately $3.9 million. We used a weighted-average assumed rate of compensation increase of 4.29% for the 2011 valuation. This rate is not expected to change in the foreseeable future and is based on our actual rate of compensation increase over the past several years, adjusted to reflect management's expectations regarding future labor costs.

        We also have a limited number of unfunded post-retirement benefit programs that provide certain retirees with medical and prescription drug coverage. The annual net periodic expense and benefit obligations of these programs are also determined on an actuarial basis and are subject to assumptions on the discount rate and increases in compensation levels. The discount rate used for the 2011 valuation was 4.73%. The effects of a 1% increase or decrease in either the discount rate or the assumed health care cost trend rates would not be material. Similar to the defined benefit retirement plans, these plans' assumptions are reviewed periodically by management in consultation with our independent actuary. Changes in the assumptions can result in a change in the net periodic expense and accrued benefit obligations.

New Accounting Standards Not Yet Effective

        Accounting Standards issued but not effective until after December 31, 2011 are not expected to have a significant effect on our consolidated financial statements.

Forward-Looking Statements

        This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are made based on known events and circumstances at the time of publication, and as such, are subject in the future to unforeseen risks and uncertainties. It is possible that our future performance may differ materially from current expectations expressed in these forward-looking statements, due to a variety of factors such as: increasing price and product/service competition by foreign and domestic competitors, including new entrants; technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; our mix of products/services; increases in raw material costs which cannot be recovered in product pricing; domestic and foreign governmental and public policy changes including environmental regulations; threats associated with and efforts to combat terrorism; protection and validity of patent and other intellectual property rights; the successful integration and identification of our strategic acquisitions; the cyclical nature of our businesses; and the outcome of pending and future litigation and governmental proceedings. In addition, such statements could be affected by general industry and market conditions and growth rates, the condition of the financial and credit markets, and general domestic and international economic conditions including interest rate and currency exchange rate fluctuations. Further, any conflict in the international arena may adversely affect general market conditions and our future performance. We undertake no duty to update forward-looking statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        We are exposed to market risk in the form of changes in commodity prices for raw materials, foreign currency exchange rates and interest rates. We may from time to time enter into financial instruments or commodity futures contracts to manage these risks; however, we do not utilize such instruments or contracts for speculative or trading purposes. In the event that we enter into a hedge contract, it is possible that such future dated contracts could no longer serve as a hedge if the projected cash flow does not occur as anticipated at the time of contract initiation. We generally do not hedge the risk from translation of sales and activities into U.S. dollars for financial reporting.

        To manage commodity pricing risk, we may from time-to-time enter into financial instrument contracts, longer dated purchase contracts, or commodity indexed sales contracts. We continually address the impact of commodity price increases on our sales, operating margins and cash flow. We currently do not hold any financial instruments that are sensitive to changes in commodity prices.

        We are primarily exposed to the exchange rates of currencies including the Chinese Renminbi, Euro, Canadian Dollar, British Pound, Swiss Franc, Indian Rupee, Hong Kong Dollar and Mexican Peso. A portion of our revenues, comprising less than 10% of total revenues, are for sales of products manufactured in China for the North American market. These sales are generated predominately in U.S. Dollars. Many of the obligations incurred by these operations are settled in Chinese Renminbi or Hong Kong Dollars. Should the U.S. Dollar weaken significantly against the Renminbi or Hong Kong Dollar, our results of operations could be adversely affected. We continue to monitor developments in China that may affect our strategy and will hedge our currency risk exposure or shift production to the U.S. when deemed effective and prudent.

        Due to increased sales and manufacturing activities in Europe, our exposure to the Euro and Swiss Franc is increasing. Approximately 19% of our revenues from continuing operations for the year ended December 31, 2011 are from countries other than the U.S.

        We had foreign exchange forward contracts with an aggregate notional amount of $4.5 million outstanding as of December 31, 2011, with scheduled maturities of $4.5 million during 2012. The fair value of open contracts is negligible.

        From time-to-time we may manage our interest rate exposure through the use of treasury locks, interest rate swaps and cross-currency swaps to reduce volatility of cash flows, impact on earnings and to lower our cost of capital. Our exposure to interest rates on our outstanding debt is described in "Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations—Debt Instruments, Guarantees and Covenants." We are exposed to variable rate interest risk in the form of outstanding borrowings on our $600 million revolving credit facility. We are not currently exposed to currency risk on borrowings denominated in non-USD; however, from time-to-time, we may borrow in non-USD denominations. There were no treasury locks, interest rate swaps or cross-currency swaps in place as of December 31, 2011.

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Carlisle Companies Incorporated

        We have audited the accompanying consolidated balance sheets of Carlisle Companies Incorporated as of December 31, 2011 and 2010, and the related consolidated statements of earnings and comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Carlisle Companies Incorporated at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Carlisle Companies Incorporated's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 10, 2012 expressed an unqualified opinion thereon.

                      /s/ Ernst & Young LLP

Charlotte, North Carolina
February 10, 2012

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Carlisle Companies Incorporated

        We have audited Carlisle Companies Incorporated's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Carlisle Companies Incorporated's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of PDT Phoenix GmbH and Tri-Star Technologies, Inc., which are included in the 2011 consolidated financial statements of Carlisle Companies Incorporated and constituted $135.2 million and $351.1 million of total assets, respectively, $101.6 million and $0.2 million of net assets, respectively, as of December 31, 2011 and $29.4 million and $7.8 million of revenue, respectively, and $0.3 million of net loss and $0.4 million of net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Carlisle Companies Incorporated also did not include an evaluation of the internal control over financial reporting of PDT Phoenix GmbH and Tri-Star Technologies, Inc.

        In our opinion, Carlisle Companies Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Carlisle Companies Incorporated as of December 31, 2011 and 2010 and the related consolidated statements of earnings and comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2011 of Carlisle Companies Incorporated and our report dated February 10, 2012 expressed an unqualified opinion thereon.

                      /s/ Ernst & Young LLP

Charlotte, North Carolina
February 10, 2012

Carlisle Companies Incorporated

Consolidated Statements of Earnings and Comprehensive Income

	For the Years ended December 31,
(Dollars in millions, except per share amounts)	2011	2010	2009
Net sales	$3,224.5	$2,527.7	$2,258.1
Cost and expenses:
Cost of goods sold	2,547.4	1,999.0	1,767.8
Selling and administrative expenses	376.6	310.5	274.3
Research and development expenses	28.7	23.2	16.4
Gain related to fire settlement (Note 7)	—	—	(27.0)
Other (income) expense, net	(3.3)	(1.1)	14.7

Earnings before interest and income taxes	275.1	196.1	211.9
Interest expense, net	21.2	8.3	9.0

Earnings before income taxes from continuing operations	253.9	187.8	202.9
Income tax expense (Note 8)	72.0	57.2	47.6

Income from continuing operations	181.9	130.6	155.3
Discontinued operations (Note 4)
Income (loss) from discontinued operations	(2.5)	16.3	(17.4)
Income tax (benefit) expense	(0.9)	1.3	(6.7)

Income (loss) from discontinued operations	(1.6)	15.0	(10.7)

Net income	$180.3	$145.6	$144.6

Basic earnings (loss) per share attributable to common shares(1)
Income from continuing operations	$2.93	$2.12	$2.53
Income (loss) from discontinued operations	(0.02)	0.24	(0.17)

Basic Earnings per share	$2.91	$2.36	$2.36

Diluted earnings (loss) per share attributable to common shares(1)
Income from continuing operations	$2.88	$2.10	$2.51
Income (loss) from discontinued operations	(0.02)	0.24	(0.17)

Diluted earnings per share	$2.86	$2.34	$2.34

Comprehensive Income
Net income	$180.3	$145.6	$144.6
Other comprehensive income (loss)
Change in foreign currency translation, net of tax	(12.2)	(5.9)	7.8
Change in accrued post-retirement benefit liability, net of tax	5.7	2.9	(2.6)
Loss on hedging activities, net of tax	(0.4)	(0.4)	(0.4)

Other comprehensive income (loss)	(6.9)	(3.4)	4.8

Comprehensive income	$173.4	$142.2	$149.4

(1)
Earning per share calculated based on the two-class method. See Note 9 for detailed calculations.

See accompanying notes to these Consolidated Financial Statements

Carlisle Companies Incorporated

Consolidated Balance Sheets

(Dollars in millions except share amounts)	December 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$74.7	$89.4
Receivables, less allowance of $9.5 in 2011 and $9.7 in 2010	486.4	391.0
Inventories (Note 11)	539.0	430.5
Deferred income taxes (Note 8)	51.3	45.7
Prepaid expenses and other current assets	60.1	60.3
Current assets held for sale (Note 4)	2.6	—

Total current assets	1,214.1	1,016.9

Property, plant and equipment, net of accumulated depreciation of $577.1 in 2011 and $539.6 in 2010 (Note 12)	560.3	533.4

Other assets:
Goodwill, net (Note 13)	845.2	667.1
Other intangible assets, net (Note 13)	479.2	297.9
Other long-term assets	19.0	12.6
Non-current assets held for sale (Note 4)	20.1	1.6

Total other assets	1,363.5	979.2

TOTAL ASSETS	$3,137.9	$2,529.5

Liabilities and Shareholders' Equity
Current liabilities:
Short-term debt, including current maturities (Note 15)	$158.1	$69.0
Accounts payable	260.8	195.4
Accrued expenses	178.3	174.9
Deferred revenue (Note 17)	16.3	17.1

Total current liabilities	613.5	456.4

Long-term liabilities:
Long-term debt (Note 15)	604.3	405.1
Deferred revenue (Note 17)	129.7	122.6
Other long-term liabilities (Note 18)	290.3	204.7

Total long-term liabilities	1,024.3	732.4

Shareholders' equity (Note 19):
Preferred stock, $1 par value per share. Authorized and unissued 5,000,000 shares	—	—
Common stock, $1 par value per share. Authorized 100,000,000 shares; 78,661,248 shares issued; 61,664,813 outstanding in 2011 and 61,024,932 outstanding in 2010	78.7	78.7
Additional paid-in capital	120.2	92.4
Cost of shares of treasury—16,467,760 shares in 2011 and 17,011,676 shares in 2010	(219.9)	(221.6)
Accumulated other comprehensive loss (Note 20)	(45.0)	(38.1)
Retained earnings	1,566.1	1,429.3

Total shareholders' equity	1,500.1	1,340.7

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,137.9	$2,529.5

See accompanying notes to these Consolidated Financial Statements

Carlisle Companies Incorporated

Consolidated Statements of Cash Flows

	For the Years ended December 31,
(Dollars in millions)	2011	2010	2009
Operating activities
Net income	$180.3	$145.6	$144.6
Reconciliation of net income to cash flows from operating activities:
Depreciation	68.1	58.8	56.6
Amortization	19.9	13.1	10.9
Non-cash compensation	15.7	13.3	13.9
Earnings in equity investments	—	—	(0.2)
(Gain) loss on divestiture of property and equipment, net	1.8	(17.5)	(1.7)
Loss on writedown of assets	—	0.2	20.9
Tax benefits from stock-based compensation	(3.2)	(1.3)	(0.1)
Gain on insurance settlements related to property, plant and equipment	—	—	(24.3)
Deferred taxes	1.8	7.5	8.3
Foreign exchange (gain) loss	(2.1)	(1.8)	0.2
Changes in assets and liabilities, excluding effects of acquisitions and divestitures:
Current and long-term receivables	(64.7)	(69.8)	79.9
Inventories	(75.8)	(56.3)	157.3
Accounts payable and accrued expenses	46.7	40.8	(22.1)
Income taxes	(6.7)	(24.3)	15.1
Long-term liabilities	8.9	(0.3)	(40.8)
Other operating activities	0.5	(0.6)	(1.3)

Net cash provided by operating activities	191.2	107.4	417.2

Investing activities
Capital expenditures	(79.6)	(64.6)	(48.2)
Acquisitions, net of cash	(392.9)	(343.4)	(80.8)
Proceeds from sale of property and equipment	3.5	9.1	9.2
Proceeds from sale of investments	5.3	—	—
Proceeds from sale of businesses	—	59.8	—
Proceeds from insurance settlements related to property, plant and equipment	—	—	30.0
Other investing activities	0.2	(0.2)	0.3

Net cash used in investing activities	(463.5)	(339.3)	(89.5)

Financing activities
Net change in short-term borrowings and revolving credit lines	346.9	10.0	(235.4)
Proceeds from long-term debt	—	248.9	—
Debt issuance costs	(1.8)	(1.9)	—
Redemption of bonds	(59.0)	—	—
Dividends	(43.5)	(40.6)	(38.6)
Treasury share repurchases	—	—	(1.3)
Treasury shares and stock options, net	10.6	6.1	1.0
Tax benefits from stock-based compensation	3.2	1.3	0.1

Net cash provided by (used in) financing activities	256.4	223.8	(274.2)

Effect of exchange rate changes on cash	1.2	1.2	0.1

Change in cash and cash equivalents	(14.7)	(6.9)	53.6
Cash and cash equivalents
Beginning of period	89.4	96.3	42.7

End of period	$74.7	$89.4	$96.3

See accompanying notes to these Consolidated Financial Statements

Carlisle Companies Incorporated
Consolidated Statement of Shareholders' Equity
(In millions, except share amounts)

	Common Stock			Accumulated Other Comprehensive Income		Shares in Treasury
			Additional Paid-In Capital		Retained Earnings			Total Shareholders' Equity
	Shares	Amount				Shares	Cost
Balance at December 31, 2008	60,532,539	78.7	62.1	(39.5)	1,218.3	17,654,759	(225.5)	1,094.1
Net income		—	—	—	144.6		—	144.6
Other comprehensive income, net of tax		—	—	4.8	—		—	4.8
Cash dividends—$0.63 per share		—	—	—	(38.6)		—	(38.6)
Stock based compensation other(1)	151,782	—	11.8	—	—	(303,402)	3.2	15.0
Purchase of 38,668 treasury shares	(38,668)	—	—	—	—	38,668	(1.3)	(1.3)

Balance at December 31, 2009	60,645,653	78.7	73.9	(34.7)	1,324.3	17,390,025	(223.6)	1,218.6
Net income		—	—	—	145.6		—	145.6
Other comprehensive income, net of tax		—	—	(3.4)	—		—	(3.4)
Cash dividends—$0.66 per share		—	—	—	(40.6)		—	(40.6)
Stock based compensation other(1)	379,279	—	18.5	—	—	(378,349)	2.0	20.5

Balance at December 31, 2010	61,024,932	78.7	92.4	(38.1)	1,429.3	17,011,676	(221.6)	1,340.7
Net income		—	—	—	180.3		—	180.3
Other comprehensive income, net of tax		—	—	(6.9)	—		—	(6.9)
Cash dividends—$0.70 per share		—	—	—	(43.5)		—	(43.5)
Stock based compensation other(1)	639,881	—	27.8	—	—	(543,916)	1.7	29.5

Balance at December 31, 2011	61,664,813	$78.7	$120.2	$(45.0)	$1,566.1	16,467,760	$(219.9)	$1,500.1

(1)
Stock based compensation includes stock option activity, net of tax, and restricted share activity

See accompanying notes to these Consolidated Financial Statements

Notes to Consolidated Financial Statements

Note 1—Summary of Accounting Policies

Nature of Business

        Carlisle Companies Incorporated, its wholly owned subsidiaries and their divisions or subsidiaries, referred to herein as the "Company" or "Carlisle," is a global diversified company that designs, manufactures and markets a wide range of products that serve a broad range of niche markets including commercial roofing, energy, agriculture, lawn and garden, mining and construction equipment, aerospace and electronics, dining and food delivery, and healthcare. The Company markets its products as a component supplier to original equipment manufacturers, distributors, as well as directly to end-users.

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

Allowance for Doubtful Accounts

        The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by the review of their credit information. Allowances for doubtful accounts are estimated based on the evaluation of potential losses related to customer receivable balances. Estimates are developed by using standard quantitative measures based on historical losses, adjusting for current economic conditions and, in some

Notes to Consolidated Financial Statements (Continued)

Note 1—Summary of Accounting Policies (Continued)

cases, evaluating specific customer accounts for risk of loss. The allowance for doubtful accounts was $9.5 million at December 31, 2011 and $9.7 million at December 31, 2010. Changes in economic conditions in specific markets in which the Company operates could have an effect on reserve balances required. The following is activity in the Company's allowance for doubtful accounts for the years ended December 31:

in millions	2011	2010	2009
Balance at January 1	$9.7	$7.9	$11.3
Provision charged to expense	0.9	2.9	7.6
Provision charged to other accounts	—	0.5	0.5
Amounts written off, net of recoveries	(1.1)	(1.6)	(11.5)

Balance at December 31	$9.5	$9.7	$7.9

Inventories

        Inventories are valued at the lower of cost or market on the first-in, first-out basis. Cost of inventories includes direct as well as certain indirect costs associated with the acquisition and production process. These costs include raw materials, direct and indirect labor and manufacturing overhead. Manufacturing overhead includes materials, depreciation and amortization related to property, plant and equipment and other intangible assets used directly and indirectly in the acquisition and production of inventory and costs related to the Company's distribution network such as inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and other such costs associated with preparing the Company's products for sale.

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

Valuation of Long-Lived Assets

        Long-lived assets or asset groups, including amortizable intangible assets, are tested for impairment whenever events or circumstances indicate that the carrying amount of the asset or asset group may not

Notes to Consolidated Financial Statements (Continued)

Note 1—Summary of Accounting Policies (Continued)

be recoverable. For purposes of testing for impairment, the Company groups its long-lived assets classified as held and used at the lowest level for which identifiable cash flows are largely independent of the cash flows from other assets and liabilities. The Company's asset groupings vary based on the related business in which the long-lived asset is employed and the interrelationship between those long-lived assets in producing net cash flows, for example, multiple manufacturing facilities may work in concert with one another or may work on a stand-alone basis to produce net cash flows. The Company utilizes its long-lived assets in multiple industries and economic environments and its asset grouping reflect these various factors. The following are examples of events or changes in circumstances that the Company considers:

  •
  Significant decrease in the market price of a long-lived asset (asset group)

  •
  Significant change in the extent or manner in which a long-lived asset (asset group) is being used or in its physical condition

  •
  Significant adverse change in the legal factors or business climate that could affect the value of a long-lived asset (asset group), including an adverse assessment by a regulator

  •
  Accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset (asset group)

  •
  Current-period operating or cash flow loss combined with a history of operating or cash flow losses, or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset (asset group)

  •
  Current expectation that, more likely than not, a long-lived asset (asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life

        The Company monitors the operating and cash flow results of its long-lived assets or asset groups classified as held and used to identify whether events and circumstances indicate the remaining useful lives of those assets should be adjusted, or if the carrying value of those assets or asset groups may not be recoverable. In the event indicators of impairment are identified, undiscounted estimated future cash flows are compared to the carrying value of the long-lived asset or asset group. If the undiscounted estimated future cash flows are less than the carrying amount, the Company determines the fair value of the asset or asset group and records an impairment charge in current earnings to the extent carrying value exceeds fair value. Fair values may be determined based on estimated discounted cash flows, by prices for like or similar assets in similar markets, or a combination of both. There are currently no long-lived assets or asset groups classified as held and used for which the related undiscounted cash flows do not substantially exceed their carrying amounts.

        Long-lived assets or asset groups that are part of a disposal group that meets the criteria to be classified as held for sale are not assessed for impairment but rather if fair value, less cost to sell, of the disposal group is less than its carrying value a loss is recorded against the disposal group.

Lease Arrangements

        The Company is a party to various lease arrangements that include scheduled rent increases, rent holidays or may provide for contingent rentals or incentive payments to be made to the Company as part of the terms of the lease. Scheduled rent increases and rent holidays are included in the determination of minimum lease payments when assessing lease classification and, along with any lease incentives, are included in rent expense on a straight-line basis over the lease term. Scheduled rent

Notes to Consolidated Financial Statements (Continued)

Note 1—Summary of Accounting Policies (Continued)

increases that are dependent upon a change in an index or rate such as the consumer price index or prime rate are included in the determination of rental expense at the time the rate or index changes. Contingent rentals are excluded from the determination of minimum lease payments when assessing lease classification and are included in the determination of rent expense when the event that will require additional rents is considered probable. See Note 14 for further information regarding rent expense.

Self-Insurance Retention

        The Company maintains self-retained liabilities for workers' compensation, medical and dental, general liability, property and product liability claims up to applicable retention limits. The Company estimates these retention liabilities utilizing actuarial methods and loss development factors. The Company's historical loss experience is considered in the calculation. The Company is insured for losses in excess of these limits. See Note 14.

Goodwill and Other Intangible Assets

        Intangible assets are recognized and recorded at their acquisition-date fair values. Intangible assets that are subject to amortization are amortized on a straight-line basis over their useful lives. Definite-lived intangible assets consist primarily of acquired customer relationships and patents, in addition to non-compete agreements and intellectual property. The Company determines the useful life of its customer relationship intangible assets based on multiple factors including the size and make-up of the acquired customer base, the expected dissipation of those customers over time, the Company's own experience in the particular industry, the impact of known trends such as technological obsolescence, product demand or other factors, and the period over which expected cash flows are used to measure the fair value of the intangible asset at acquisition. The Company periodically re-assesses the useful lives of its customer relationship intangible assets when events or circumstances indicate that useful lives have significantly changed from the previous estimate.

        Intangible assets with indefinite useful lives are not amortized but are tested annually for impairment via a one-step process by comparing the fair value of the intangible asset with its carrying value. If the intangible asset's carrying value exceeds its fair value, an impairment charge is recorded in current earnings for the difference. The Company estimates the fair value of its indefinite-lived intangible assets based on the income approach utilizing the discounted cash flow method. As of the most recent annual impairment test, all of the Company's indefinite-lived intangible assets' fair value exceeded their carrying values by at least 15%. The Company's annual testing date for indefinite-lived intangible assets is October 1. The Company periodically re-assesses indefinite-lived intangible assets as to whether their useful lives can be determined and if so, begins amortizing any applicable intangible asset.

        Goodwill is not amortized but is tested annually for impairment at a reporting unit level. The Company has determined that its operating segments are its reporting units.

        First, goodwill is tested for impairment by comparing the fair value of the reporting unit with the reporting unit's carrying amount to identify any potential impairment. If fair value is determined to be less than carrying value, a second step is used whereby the implied fair value of the reporting unit's goodwill, determined through a hypothetical purchase price allocation, is compared with the carrying amount of the reporting units' goodwill. If the implied fair value of the reporting units' goodwill is less than its carrying amount, an impairment charge is recorded in current earnings for the difference. The

Notes to Consolidated Financial Statements (Continued)

Note 1—Summary of Accounting Policies (Continued)

Company also assesses the recoverability of goodwill if facts and circumstances indicate goodwill may be impaired.

        See Note 13 for more information regarding goodwill.

Pension and Other Post Retirement Benefits

        The Company maintains defined benefit pension plans for certain employees. Additionally, the Company has a limited number of post-retirement benefit programs that provide certain retirees with medical and prescription drug coverage. The annual net periodic expense and benefit obligations related to these plans are determined on an actuarial basis. This determination requires assumptions to be made concerning general economic conditions (particularly interest rates), expected return on plan assets, increases to compensation levels, and health care cost trends. These assumptions are reviewed periodically by management in consultation with its independent actuary. Changes in the assumptions to reflect actual experience can result in a change in the net periodic expense and accrued benefit obligations. The defined benefit pension plans' assets consist primarily of equity and fixed income mutual funds that are primarily considered Level 1 assets under the fair value hierarchy, as their fair value is derived from market observable data. The Company uses the market related valuation method to determine the value of plan assets, which recognizes the change of the fair value of the plan assets over five years. If actual experience differs from these long-term assumptions, the difference is recorded as an unrecognized actuarial gain (loss) and then amortized into earnings over a period of time based on the average future service period, which may cause the expense related to providing these benefits to increase or decrease. See Note 16 for additional information regarding these plans and the associated plan assets.

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

        The Company is subject to market risk from exposures to changes in interest rates due to its financing, investing and cash management activities. The Company uses treasury lock contracts, interest rate swap agreements, or other derivative instruments, from time to time, to manage the interest rate risk of its floating and fixed rate debt portfolio. The Company, on a periodic basis, assesses the initial and ongoing effectiveness of its hedging relationships. As of December 31, 2011, the Company had not entered into any derivative financial instruments to hedge interest rate risk.

Notes to Consolidated Financial Statements (Continued)

Note 1—Summary of Accounting Policies (Continued)

        The Company's international operations are exposed to translation risk when the local currency financial statements are translated into U.S. Dollars. The Company had foreign exchange forward contracts with an aggregate notional amount of $4.5 million outstanding as of December 31, 2011, with scheduled maturities of $4.5 million during 2012. The fair value of open contracts is negligible. Approximately 19% of the Company's revenues from continuing operations for the year ended December 31, 2011 are from countries other than the U.S.

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

Stock-Based Compensation

        The Company accounts for stock-based compensation under the fair-value method. Accordingly, equity classified stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period, which generally matches the stated vesting period of the award, but may also be shorter if the employee is retirement-eligible and under the award's terms may fully-vest upon retirement from the Company. The Company recognizes expense for awards that have graded vesting features under the graded vesting method, which considers each separately vesting tranche as though they were, in substance, multiple awards.

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

Notes to Consolidated Financial Statements (Continued)

Note 1—Summary of Accounting Policies (Continued)

New Accounting Standards Adopted

        In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, Presentation of Comprehensive Income. ASU 2011-05 revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in Accounting Standards Codification (ASC) 220, Comprehensive Income, and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The ASU does not change the items that must be reported in other comprehensive income. In December 2011, the FASB issued ASU 2011-12 which defers the requirement in ASU 2011-05 that companies present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. ASU 2011-05 is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2011, with early adoption permitted. The Company has elected to adopt ASU 2011-05, as amended by ASU 2011-12, beginning with the quarter ended December 31, 2011. The adoption did not have a material effect on the Company's consolidated financial statements.

New Accounting Standards Not Yet Effective

        There are currently no new accounting standards that have been issued that will have a significant impact on the Company's financial position, results of operations and cash flows upon adoption.

Note 2—Segment Information

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

        Carlisle Transportation Products—the principal products of this segment include bias-ply, steel belted radial trailer tires, stamped or roll-formed steel wheels, tires, and tire and wheel assemblies, as well as industrial belts and related components. The markets served include lawn and garden, power sports, agriculture and construction.

        Carlisle Brake & Friction—the principle products of this segment include high-performance brakes and friction material, clutches and transmissions for the mining, construction, aerospace, agriculture, high-performance racing, and alternative energy markets.

        Carlisle Interconnect Technologies—the principal products of this segment are high-performance wire, cable, connectors and cable assemblies, including RF/microwave connectors and cable assemblies primarily for the aerospace, defense electronics, and test and measurement equipment.

        Carlisle FoodService Products—the principal products of this group include commercial and institutional foodservice permanentware, table coverings, cookware, catering equipment, fiberglass and composite material trays and dishes, industrial brooms, brushes, mops and rotary brushes for commercial and non-commercial foodservice operators and sanitary maintenance professionals.

Notes to Consolidated Financial Statements (Continued)

Note 2—Segment Information (Continued)

        Corporate—includes general corporate expenses. Corporate assets consist primarily of cash and cash equivalents, facilities, deferred taxes and other invested assets. Corporate operations also maintain a captive insurance program for workers compensation costs on behalf of all the Carlisle operating companies.

        Geographic Area Information—sales are attributable to the United States and to all foreign countries based on the country to which the product was delivered. Sales by region for the years ended December 31 are as follows (in millions):

Country	2011	2010	2009
United States	$2,613.4	$2,162.2	$1,973.5
International:
Europe	248.0	107.1	90.7
Canada	150.4	110.8	102.8
Asia	117.6	55.7	25.5
Middle East and Africa	43.9	41.2	28.5
Mexico and Latin America	37.4	39.0	29.1
Other	13.8	11.7	8.0

Net sales	$3,224.5	$2,527.7	$2,258.1

        Long-lived assets, comprised of net property, plant and equipment, goodwill and other intangible assets, investments and other long-term assets, located in the United States and foreign countries are as follows (in millions):

Country	2011	2010	2009
Long-lived asset held and used:
United States	$1,703.8	$1,426.4	$1,020.1
Europe	138.5	10.5	11.7
Asia	68.1	61.8	67.5
United Kingdom	8.6	9.2	10.4
Canada	3.3	3.5	3.7
Mexico	1.5	1.2	0.9

Total long-lived asset	$1,923.8	$1,512.6	$1,114.3

Notes to Consolidated Financial Statements (Continued)

Note 2—Segment Information (Continued)

        Financial information for operations by reportable business segment is included in the following summary:

In millions	Sales(1)	EBIT	Assets(2)	Depreciation and Amortization	Capital Spending
2011
Carlisle Construction Materials	$1,484.0	$177.9	$774.4	$23.7	$21.1
Carlisle Transportation Products	732.1	9.1	584.9	20.3	21.6
Carlisle Brake & Friction	473.0	77.2	665.8	20.2	16.8
Carlisle Interconnect Technologies	299.6	41.9	782.1	12.9	14.8
Carlisle FoodService Products	235.8	13.2	206.8	9.2	5.1
Corporate	—	(44.2)	101.2	1.7	0.2

Total	$3,224.5	$275.1	$3,115.2	$88.0	$79.6

2010
Carlisle Construction Materials	$1,223.6	$159.2	$594.6	$23.4	$4.6
Carlisle Transportation Products	684.8	21.7	554.5	18.6	39.3
Carlisle Brake & Friction	129.4	(0.9)	662.0	6.2	5.7
Carlisle Interconnect Technologies	251.1	30.9	398.8	11.4	10.3
Carlisle FoodService Products	238.8	24.3	212.4	9.5	3.9
Corporate	—	(39.1)	105.6	1.4	0.4

Total	$2,527.7	$196.1	$2,527.9	$70.5	$64.2

2009
Carlisle Construction Materials	$1,125.9	$155.2	$572.4	$24.9	$6.9
Carlisle Transportation Products	633.5	53.4	489.4	14.0	27.9
Carlisle Brake & Friction	74.6	0.8	82.5	4.6	2.4
Carlisle Interconnect Technologies	180.5	14.3	391.9	10.0	4.4
Carlisle FoodService Products	243.6	24.7	218.4	9.7	5.0
Corporate	—	(36.5)	122.7	1.5	0.4

Total	$2,258.1	$211.9	$1,877.3	$64.7	$47.0

(1)
Excludes intersegment sales

(2)
Corporate assets include assets of discontinued operations not classified as held for sale

        A reconciliation of assets reported in the preceding table to total assets as presented on the Company's Consolidated Balance Sheets is as follows:

	2011	2010
Assets per table above	$3,115.2	$2,527.9
Assets held for sale of discontinued operations (Note 4)	22.7	1.6

Total Assets per Consolidated Balance Sheets	$3,137.9	$2,529.5

Notes to Consolidated Financial Statements (Continued)

Note 2—Segment Information (Continued)

        A reconciliation of depreciation and amortization and capital spending reported above to the amounts presented on the Consolidated Statements of Cash Flows is as follows:

	2011	2010	2009
Depreciation and amortization per table above	$88.0	$70.5	$64.7
Depreciation and amortization of discontinued operations	—	1.4	2.8

Total depreciation and amortization	$88.0	$71.9	$67.5

	2011	2010	2009
Capital spending per table above	$79.6	$64.2	$47.0
Capital spending of discontinued operations	—	0.4	1.2

Total capital spending	$79.6	$64.6	$48.2

Note 3—Acquisitions

  2011 Acquisitions

  Tri-Star Electronics International, Inc.

        On December 2, 2011, the Company acquired 100% of the equity of TSEI Holdings, Inc. ("Tri-Star") for a total cash purchase price of $284.4 million, net of $4.5 million cash acquired. The Company funded the acquisition with borrowings under the Facility. See Note 15 for further information regarding borrowings. The acquisition of Tri-Star adds capabilities and technology to strengthen the Company's interconnect products business by expanding its product and service range to its customers. Tri-Star will operate within the Carlisle Interconnect Technologies segment.

        The following table summarizes the consideration transferred to acquire Tri-Star and the preliminary allocation among the assets acquired and liabilities assumed. The acquisition has been accounted for using the acquisition method of accounting which requires that the consideration be allocated to the acquired assets and assumed liabilities based on their acquisition date fair values with the remainder allocated to goodwill.

Notes to Consolidated Financial Statements (Continued)

Note 3—Acquisitions (Continued)

  Tri-Star Electronics International, Inc.

Preliminary Allocation
(in millions)	12/2/2011
Total cash consideration transferred	$288.9

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash & cash equivalents	$4.5
Receivables	14.0
Inventories	22.8
Prepaid expenses and other current assets	6.7
Property, plant and equipment	15.4
Definite-lived intangible assets	112.0
Indefinite-lived intangible assets	28.0
Other long-term assets	0.1
Accounts payable	(6.5)
Accrued expenses	(4.4)
Other long-term liabilities	(60.4)

Total identifiable net assets	132.2

Goodwill	$156.7

        The preliminary goodwill recognized in the acquisition of Tri-Star is attributable to the workforce of Tri-Star, the consistent financial performance of this complementary supplier of high-reliability interconnect products to leading aerospace, avionics and electronics companies and the enhanced scale that Tri-Star brings to the Company. Tri-Star brings additional high-end connector products and qualified positions to serve the Company's existing commercial aerospace and industrial customers. Tri-Star will also supply the Company with efficient machining and plating processes that will lower costs and improve product quality. Favorable trends in the commercial aerospace markets and increasing electronic content in several industrial end markets provide a solid growth platform for the Interconnect Technologies segment. Goodwill arising from the acquisition of Tri-Star is not deductible for income tax purposes. All of the preliminary goodwill was assigned to the Interconnect Technologies segment. Preliminary indefinite-lived intangible assets of $28.0 million represent acquired trade names. Of the $112.0 million value preliminary allocated to definite-lived intangible assets, approximately half was allocated to technology assets, and half to customer relationships, with useful lives ranging from 10 to 15 years.

        The fair values of the inventory, property, plant and equipment and other intangible assets are preliminary and subject to change pending receipt of the final third-party valuations for those assets. The Company has also recorded deferred tax liabilities related to the intangible assets as of December 2, 2011 which are preliminary and subject to change pending final assessment of the acquisition date fair values and tax basis of the acquired assets and assumed liabilities.

        Tri-Star contributed revenues of $7.8 million and earnings before interest and taxes ("EBIT") of $0.6 million for the period from December 2, 2011 to December 31, 2011. EBIT for Tri-Star includes $1.1 million in cost of goods sold related to amortization of an adjustment to Tri-Star's inventory to

Notes to Consolidated Financial Statements (Continued)

Note 3—Acquisitions (Continued)

reflect fair value that was subsequently sold during the fourth quarter of 2011. The Company also recorded $0.3 million of acquisition-related expenses related to due diligence and legal fees in 2011. The revenues and earnings of Tri-Star, when combined with those of the Company for 2011 and 2010, as though the acquisition occurred on January 1, 2010, were not materially different than the reported results of each respective period.

  PDT Phoenix GmbH

        On August 1, 2011, the Company acquired 100% of the equity of PDT for €77.0 million, or $111.0 million, net of €5.3 million, or $7.6 million, cash acquired. Of the €82.3 million, or $118.6 million gross purchase price, €78.7 million, or $113.4 million, was paid in cash initially funded with borrowings under the Company's revolving credit facility, most of which were subsequently repaid, as well as cash on hand. PDT is a leading manufacturer of EPDM-based (rubber) roofing membranes and industrial components serving European markets. The acquisition of PDT provides a platform to serve the European market for single-ply roofing systems, and expands the Company's growth internationally. PDT will operate within the Construction Materials segment.

        The agreement to acquire PDT provided for contingent consideration based on future earnings. The fair value of contingent consideration recognized at the acquisition date was €3.6 million, or $5.2 million, and was estimated using the discounted cash flow method based on financial projections of the acquired company.

        The purchase price of PDT included certain assets of the PDT Profiles business, which the Company sold on January 2, 2012 for $22.7 million, subject to working capital adjustment. The PDT Profiles business has been classified as held for sale at the date of acquisition and on the Company's Consolidated Balance Sheet as of December 31, 2011. The following table summarizes the consideration transferred to acquire PDT and the preliminary allocation among the assets acquired and liabilities assumed. The acquisition has been accounted for using the acquisition method of accounting which requires that the consideration be allocated to the acquired assets and assumed liabilities based on their acquisition date fair values with the remainder allocated to goodwill.

Notes to Consolidated Financial Statements (Continued)

Note 3—Acquisitions (Continued)

  PDT Phoenix GmbH

	Preliminary Allocation	Measurement Period Adjustments	Revised Preliminary Allocation
(in millions)	8/1/2011	8/1/2011	8/1/2011
Consideration transferred:
Cash consideration	$113.4	$—	$113.4
Contingent consideration	4.9	0.3	5.2

Total fair value of consideration transferred	$118.3	$0.3	$118.6

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash & cash equivalents	$7.5	$0.1	$7.6
Receivables	5.9	6.3	12.2
Inventories	8.1	2.4	10.5
Prepaid expenses and other current assets	3.3	(0.6)	2.7
Current assets held for sale	9.9	(6.3)	3.6
Property, plant and equipment	2.9	0.5	3.4
Definite-lived intangible assets	42.9	14.2	57.1
Indefinite-lived intangible assets	—	6.9	6.9
Other long-term assets	0.1	—	0.1
Non-current assets held for sale	17.8	3.8	21.6
Accounts payable	(5.1)	(3.9)	(9.0)
Accrued expenses	(0.3)	(0.9)	(1.2)
Current liabilities associated with assets held for sale	(4.7)	4.7	—
Other long-term liabilities	(15.2)	(11.5)	(26.7)
Non-current liabilities associated with assets held for sale	(1.5)	1.5	—

Total identifiable net assets	71.6	17.2	88.8

Goodwill	$46.7	$(16.9)	$29.8

        The revised preliminary purchase price allocation reflects updated fair value estimates for assets acquired and liabilities assumed, based on information that is currently available. The amount of goodwill recognized in the acquisition of PDT is attributable to the workforce of PDT, the solid financial performance of this leading manufacturer of single-ply roofing and waterproofing systems and the significant strategic value of the business to Carlisle. PDT provides Carlisle with a solid manufacturing and knowledge base for single-ply roofing products in Europe and provides an established distribution network throughout Europe, both of which enhance Carlisle's goal of expanding its global presence. The European market shows favorable trends towards single-ply roofing applications and Carlisle can provide additional product development and other growth resources to PDT. Goodwill arising from the acquisition of PDT is not deductible for income tax purposes. All of the preliminary goodwill was assigned to the Construction Materials segment. Preliminary indefinite-lived intangible assets of $6.9 million represent acquired trade names. Of the $57.1 million value preliminary allocated to definite-lived intangible assets, approximately $33.3 million was allocated to

Notes to Consolidated Financial Statements (Continued)

Note 3—Acquisitions (Continued)

patents, with useful lives ranging from 10 to 25 years and $23.8 million was allocated to customer relationships, with useful lives of 19 years.

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

        PDT contributed revenues of $29.4 million and earnings before interest and taxes ("EBIT") of $1.0 million for the period from August 1, 2011 to December 31, 2011. EBIT for PDT includes $2.1 million in cost of goods sold related to amortization of an adjustment to PDT's inventory to reflect fair value that was subsequently sold in 2011. The Company also recorded $0.9 million of acquisition-related expenses related to due diligence and legal fees in 2011. The revenues and earnings of PDT, when combined with those of the Company for 2011 and 2010, as though the acquisition occurred on January 1, 2010, were not materially different than the reported results of each respective period.

  2010 Acquisition

  Hawk Corporation

        On December 1, 2010, the Company completed the acquisition of all of the outstanding equity of Hawk for approximately $343.4 million, net of $70.7 million cash acquired. The Company also assumed Hawk's 8.75% senior notes previously due November 1, 2014 (the "Hawk senior notes"). The Hawk senior notes were recorded at estimated fair value of $59.0 million on the date of acquisition. The consideration transferred to and equity acquired from Hawk's shareholders consisted of the following:

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

        There were no other assets, liabilities or contingent consideration transferred to Hawk shareholders in connection with the acquisition. The Company funded the acquisition with cash on hand and borrowings under the Facility. See Note 15 for further information regarding borrowings.

        Hawk contributed revenues of $302.7 million and EBIT of $59.9 million for the year ended December 31, 2011.

        Hawk contributed revenues of approximately $21.6 million and an EBIT loss of approximately $11.5 million for the period from December 1, 2010 to December 31, 2010. EBIT for December of 2010 includes approximately $10.4 million of acquisition-related costs and severance payments as well as approximately $3.8 million of incremental amortization and depreciation expense related to inventory, intangible assets and property, plant and equipment described more fully below. The following unaudited pro forma summary presents consolidated information of the Company as if the

Notes to Consolidated Financial Statements (Continued)

Note 3—Acquisitions (Continued)

business combination had occurred on January 1, 2009 based on the purchase price allocation presented below:

(in millions)	Pro Forma Year Ended December 31, 2010	Pro Forma Year Ended December 31, 2009
Revenue	$2,759.7	$2,430.5
Income from continuing operations	$147.7	$144.6

        These pro forma amounts have been calculated after applying the Company's accounting policies and adjusting Hawk's results to reflect the additional depreciation and amortization that would have been recorded assuming the fair value adjustments to the acquired assets and assumed liabilities had been applied from January 1, 2009, together with the associated estimated incremental financing costs and tax effects. The pro forma amounts also reflect the aforementioned $10.4 million of acquisition-related costs as having incurred in 2009.

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

        The following table summarizes the consideration transferred to acquire Hawk and the allocation of the consideration to the acquired assets and assumed liabilities. The acquisition of Hawk has been accounted for using the acquisition method of accounting which requires that the consideration be allocated to the acquired assets and assumed liabilities based on their acquisition date fair values with the remainder allocated to goodwill. See Note 10 for further information regarding fair value measurements.

Notes to Consolidated Financial Statements (Continued)

Note 3—Acquisitions (Continued)

  Hawk Corporation

	Preliminary Allocation	Measurement Period Adjustments	Final Allocation
(in millions)	12/1/2010	12/1/2010	12/1/2010
Total cash consideration transferred	$414.1	$—	$414.1

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash & cash equivalents	$70.7	$—	$70.7
Short-term investments	5.3	—	5.3
Receivables	40.7	—	40.7
Inventories	45.1	—	45.1
Prepaid expenses and other current assets	12.9	(6.9)	6.0
Property, plant and equipment	74.7	0.9	75.6
Definite-lived intangible assets	92.5	2.5	95.0
Indefinite-lived intangible assets	55.1	(1.6)	53.5
Other long-term assets	5.9	—	5.9
Accounts payable	(30.6)	—	(30.6)
Accrued expenses	(33.7)	1.3	(32.4)
Long-term debt	(59.0)	—	(59.0)
Pension obligations	(2.3)	—	(2.3)
Deferred tax liabilities	(68.9)	8.7	(60.2)
Deferred revenue	(2.0)	—	(2.0)
Other long-term liabilities	(8.8)	—	(8.8)

Total identifiable net assets	197.6	4.9	202.5

Goodwill	$216.5	$(4.9)	$211.6

        The final purchase price allocation reflects updated fair value estimates for assets acquired and liabilities assumed, based on available information and third-party valuation. In addition to the workforce of Hawk and the cost reduction synergies recognized in the acquisition of Hawk, the amount of goodwill is attributable to the significant strategic benefits of the transaction to Carlisle, thus creating a solid platform for growth. The acquisition of Hawk adds superior friction capability to Carlisle's existing friction and hydraulic product lines, thus enabling Carlisle to offer a full range of friction product solutions to customers and generate additional revenue through broader product lines, services and distribution. The acquisition expands Carlisle's global footprint, particularly outside the U.S., better positioning Carlisle to participate in emerging market growth. The addition of Hawk significantly improves Carlisle's aftermarket product portfolio and distribution network and enhances Carlisle's efficiency and ability to provide innovative friction solutions. Goodwill arising from the acquisition of Hawk is not deductible for income tax purposes. All of the goodwill was assigned to the Brake & Friction segment.

        The fair value of the assets acquired includes trade receivables of approximately $40.7 million, reflecting the gross amount due under the contracts, less $0.7 million which was expected to be uncollectible. The Company did not acquire any other class of receivables as a result of the acquisition.

Notes to Consolidated Financial Statements (Continued)

Note 3—Acquisitions (Continued)

        As part of applying the acquisition method of accounting, the Company recorded finished goods and work-in-process inventory at estimated fair value. The adjustment to Hawk's historical carrying value of inventory to effect fair value was approximately $4.5 million, with approximately $2.8 million related to finished goods and $1.7 million related to work-in-process inventory. In December of 2010, the Company sold substantially all of the related finished goods inventory and as a result recognized the $2.8 million incremental fair value adjustment in cost of goods sold. The Company recognized the remaining $1.7 million related to work-in-process inventory in the first quarter of 2011.

        The $53.5 million allocated to indefinite-lived intangible assets represents registered trademarks and tradenames that are not subject to amortization. Of the $95.0 million allocated to definite-lived intangible assets, $44.2 million represents acquired technology with useful lives ranging from 11 to 15 years. The remaining $50.8 million of definite-lived intangible assets represent customer relationships, with useful lives ranging from 15 to 16 years. See Note 13 for additional information regarding intangible assets.

  2009 Acquisitions

  Japan Power Brake

        On October 1, 2009, the Company acquired the remaining 51% interest in JPB, a leading provider of high performance braking solutions for off-highway equipment, primarily in the mining and construction industries in Japan, for a purchase price of approximately $4.2 million. In 2009, in connection with this purchase, a gain of $0.8 million was recognized in Other expense (income), net on the Company's previous 49% interest in JPB. JPB is located in Atsugi, Japan and is under the management direction of the off-highway braking business that is included in the Brake & Friction segment. The purchase price included an allocation of $0.9 million to other intangible assets reflecting a non-compete agreement with a useful life of 10 years. The remaining purchase price was allocated to current assets; property, plant and equipment; and current liabilities.

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

Note 3—Acquisitions (Continued)

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

Note 4—Discontinued Operations and Assets Held for Sale

        On August 1, 2011, the Company acquired all of the equity of PDT. Included with the acquisition were certain assets associated with the PDT Profiles business, which the Company classified as held for sale at the date of acquisition. The Company completed the sale of the PDT Profiles business on January 2, 2012 for $22.7 million, subject to working capital adjustment.

        On October 4, 2010, as part of its commitment to concentrate on its core businesses, the Company sold its specialty trailer business for cash proceeds of $39.4 million, including working capital adjustment of $4.4 million. The Company may receive an additional $5 million in proceeds based on future earnings. The Company recorded a pre-tax gain on sale of $6.3 million in the fourth quarter of 2010. Additional gains on sale may be recorded in future periods based upon proceeds received from the Company's share of any future earnings.

        On February 2, 2010, the Company sold all of the interest in its refrigerated truck bodies business for $20.3 million. In July, 2010, additional proceeds of $0.3 million were received representing a working capital adjustment. Including the working capital adjustment, the sale resulted in a pre-tax gain of $1.9 million, which is reported in discontinued operations.

        In the second quarter of 2008, as part of its commitment to concentrate on its core businesses, the Company announced its decision to pursue disposition of its on-highway friction and brake shoe business. During the first quarter of 2009, the Company made the decision to exit, rather than sell, the on-highway friction and brake shoe business and dispose of the assets as part of a planned dissolution. This exit was completed during 2010.

        The results of operations for these businesses, and any gains or losses recognized from their sale or exit, are reported as discontinued operations.

Notes to Consolidated Financial Statements (Continued)

Note 4—Discontinued Operations and Assets Held for Sale (Continued)

        Total assets held for sale at December 31 are as follows:

In millions	December 31, 2011	December 31, 2010
Assets held for sale:
PDT Profiles business	$22.7	$—
Thermoset molding operation	—	1.6

Total assets held for sale	$22.7	$1.6

Liabilities associated with assets held for sale:

Total liabilities associated with assets held for sale	$—	$—

        At December 31, 2011, the assets held for sale related to the PDT Profiles business were inventory, property, plant and equipment, related intangible assets and goodwill. The remaining assets of the thermoset molding operation at December 31, 2010 consisted of the land and building that was formerly occupied by the operation.

        The major classes of assets held for sale included in the Company's Consolidated Balance Sheets were as follows:

In millions	December 31, 2011	December 31, 2010
Assets held for sale:
Inventories	$2.6	$—

Total current assets held for sale	2.6	—
Property, plant and equipment, net	3.8	1.6
Other long term assets	16.3	—

Total non-current assets held for sale	20.1	1.6

Total assets held for sale	$22.7	$1.6

Notes to Consolidated Financial Statements (Continued)

Note 4—Discontinued Operations and Assets Held for Sale (Continued)

        Net sales and income (loss) before income taxes from discontinued operations were as follows:

In millions	2011	2010	2009
Net sales:
PDT Profiles business	$18.8	$—	$—
Specialty trailer business	—	68.6	69.8
Refrigerated truck bodies business	—	4.6	51.5
On-highway friction and brake shoe business	—	—	20.0

Net sales from discontinued operations	$18.8	$73.2	$141.3

Income (loss) from discontinued operations:
PDT Profiles business	$(1.4)	$—	$—
Specialty trailer business	(0.9)	10.6	(9.3)
Refrigerated truck bodies business	0.9	0.5	4.3
On-highway friction and brake shoe business	—	3.8	(12.5)
Thermoset molding operation	(0.8)	—	(0.1)
Other	(0.3)	1.4	0.2

Income (loss) before income taxes from discontinued operations	$(2.5)	$16.3	$(17.4)

        Results for the year ended December 31, 2011 included operating results of the PDT Profiles business, a $0.6 million write-down of the land and building of the thermoset molding operation upon sale of these assets and a $0.9 million gain on the settlement of environmental liabilities related to the refrigerated truck bodies business.

        Results for the year ended December 31, 2010 included pre-tax gains on the sales of the specialty trailer and refrigerated truck bodies businesses of $6.3 million and $1.9 million, respectively. In addition, the Company recorded after-tax gains of $4.3 million and $1.8 million in the fourth quarter of 2010 related to the final dissolution of its on-highway friction and brake shoe, and systems and equipment businesses, respectively. Also impacting results for the on-highway friction and brake shoe business were a pre-tax gain of $3.2 million on the sale of property and a pre-tax charge of $5.9 million related to the settlement of a case involving alleged asbestos-related injury. Refer to Note 14 for additional information regarding this issue.

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

Notes to Consolidated Financial Statements (Continued)

Note 5—Exit and Disposal Activities

        The following table represents the effects of exit and disposal activities related to continuing operations on the Company's Consolidated Statements of Earnings for the years ended December 31:

In millions	2011	2010	2009
Cost of goods sold	$4.2	$13.0	$10.9
Selling and administrative expenses	0.9	0.9	1.7
Research and development expenses	—	0.3	—
Other (income) expense, net	0.4	—	16.2

Total exit and disposal costs	$5.5	$14.2	$28.8

        Exit and disposal activities by type of charge for the years ended December 31 were as follows:

In millions	2011	2010	2009
Termination benefits	$0.6	$3.7	$5.5
Contract termination costs	—	—	1.0
Asset writedowns	0.4	—	17.7
Other associated costs	4.5	10.5	4.6

Total exit and disposal costs	$5.5	$14.2	$28.8

        Other associated costs are primarily related to severance and relocation costs.

        Exit and disposal accrual activities for the years ended December 31, 2011 and 2010 were as follows:

In millions	Termination Benefits	Contract termination costs	Asset Write-downs	Other associated costs	Total
Balance at December 31, 2009	$3.5	$0.2	$—	$2.2	$5.9
2010 charges	3.7	—	—	10.5	14.2
2010 usage	(4.1)	(0.2)	—	(11.6)	(15.9)

Balance at December 31, 2010	3.1	—	—	1.1	4.2

2011 charges	0.6	—	0.4	4.5	5.5
2011 usage	(2.9)	—	(0.4)	(5.2)	(8.5)

Balance at December 31, 2011	$0.8	$—	$—	$0.4	$1.2

Notes to Consolidated Financial Statements (Continued)

Note 5—Exit and Disposal Activities (Continued)

        Exit and disposal activities by segment were as follows:

In millions	2011	2010	2009
Total by segment
Carlisle Transportation Products	$4.0	$10.7	$22.1
Carlisle Brake & Friction	1.5	2.4	2.3
Carlisle Interconnect Technologies	—	1.1	3.7

Total segment costs	5.5	14.2	28.1
Corporate restructuring	—	—	0.7

Total exit and disposal costs	$5.5	$14.2	$28.8

        Carlisle Transportation Products—Starting in the fourth quarter of 2008, the Company undertook several consolidation projects within the Transportation Products segment in efforts to reduce costs and streamline its operations. Descriptions of these projects are set forth below:

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

  •
  Also, in the first quarter of 2009, the Company announced plans to consolidate its pneumatic tire manufacturing operations in Buji, China into its manufacturing operation in Meizhou, China and completed this consolidation by the end of 2009.

  •
  In the third quarter of 2009, the Company announced plans to consolidate its tire manufacturing operations in Heflin, AL, Carlisle, PA, and portions of Buji, China into a new facility in Jackson, TN purchased in the third quarter of 2009. The consolidation of tire manufacturing operations into Jackson, TN was completed by the end of 2011.

  •
  In the fourth quarter of 2009, the Company combined its power transmission belt business into its tire and wheel business. The power transmission belt business had been placed in Discontinued Operations in April 2008. The consolidation of its operations was completed during 2010.

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

Notes to Consolidated Financial Statements (Continued)

Note 5—Exit and Disposal Activities (Continued)

        During 2011, the Company incurred $4.0 million of exit and disposal costs, associated with the Jackson, TN consolidation, which began in the third quarter of 2009. This consolidation was substantially completed in the first quarter of 2011; however, additional activities related to this consolidation were completed in the fourth quarter of 2011. The total cost of the project was approximately $20.9 million. Included in Accrued expenses at December 31, 2011 was $0.3 million related to unpaid severance.

        Carlisle Brake & Friction—In the fourth quarter of 2009, within its off-highway braking business, the Company announced plans to close its friction product manufacturing facility in Logansport, IN and to consolidate operations into its locations in Hangzhou, China and Bloomington, IN. This consolidation was substantially completed in the fourth quarter of 2010; however, additional activities related to the closure of the facility occurred in 2011. The total cost of this consolidation project was $5.3 million. Costs of $0.6 million incurred in 2011 primarily consisted of other relocation costs. Costs incurred in 2010 related to this consolidation were $2.4 million and reflected $0.3 million in employee and $2.1 million of other costs to transfer equipment and relocate employees. Total costs incurred in 2009 related to this consolidation were $2.3 million consisting of fixed asset impairment charges and write-down of inventory. The company expects no additional costs to be incurred related to this project.

        In the third quarter of 2011, the Company decided to close its braking plant in Canada. The project is expected to cost approximately $1.3 million, including $0.9 million of expense recognized in 2011 for employee termination costs and other associated costs. As of December 31, 2011, a $0.9 million liability, reported in Accrued expenses, exists for unpaid severance, pensions and lease termination costs.

        Carlisle Interconnect Technologies—During 2009, the Company undertook two consolidation projects within the Interconnect Technologies segment in efforts to reduce costs and streamline operations. Descriptions of these projects are set forth below:

  •
  In the second quarter of 2009, the Company began the consolidation of its Kent, WA facility into its Tukwila, WA facility. This consolidation was completed in the third quarter of 2009.

  •
  In the fourth quarter of 2009, the Company announced that it would consolidate its Vancouver, WA facility into its facilities in Long Beach, CA and Yichang, China and close its Vancouver facility. This consolidation was completed during the third quarter of 2010.

        Total costs incurred in 2010 related to these consolidations were $1.1 million reflecting employee termination benefits and other disposal costs. Total costs incurred in 2009 related to these consolidations were $3.7 million and reflected $0.6 million in employee and contract termination and other disposal costs, $2.1 million of fixed asset impairment charges and $1.0 million of inventory write-downs. As of December 31, 2011, no liability exists for unpaid exit and disposal costs related to these consolidations.

Note 6—Stock-Based Compensation

        Stock-based compensation cost is recognized over the requisite service period, which generally equals the stated vesting period, unless the stated vesting period exceeds the date upon which an employee reaches retirement eligibility. Pre-tax stock-based compensation expense of $15.7 million, $13.3 million and $13.9 million was recognized for the years ended December 31, 2011, 2010 and 2009, respectively. Pre-tax stock-based compensation for 2011 includes $2.6 million of expense related to the modification of vesting and termination provisions of certain stock options, restricted share awards and

Notes to Consolidated Financial Statements (Continued)

Note 6—Stock-Based Compensation (Continued)

performance shares for senior management severance. Pre-tax compensation expense recorded in 2009 includes expense related to the early retirement of certain executives of $1.8 million as they are no longer required to render service to the Company to continue to vest in their awards.

  2008 Executive Incentive Program

        The Company maintains an Executive Incentive Program (the "Program") for executives and certain other employees of the Company and its operating divisions and subsidiaries. The Program was approved by shareholders on April 20, 2004. The Program allows for awards to eligible employees of stock options, restricted stock, stock appreciation rights, performance shares and units or other awards based on Company common stock. At December 31, 2011, 1,924,953 shares were available for grant under this plan, of which 435,225 were available for the issuance of restricted and performance share awards.

  2005 Nonemployee Director Equity Plan

        The Company also maintains the Nonemployee Director Equity Plan (the "Plan") for members of its Board of Directors, with the same terms and conditions as the Program. At December 31, 2011, 291,409 shares were available for grant under this plan. Members of the Board of Directors that receive stock-based compensation are treated as employees for accounting purposes.

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

        For 2011, 2010 and 2009 share-based compensation expense related to stock options was as follows:

	Years Ended December 31
(in millions, except per share amounts)	2011	2010	2009
Pre-tax compensation expense	$6.6	$5.3	$7.2
After-tax compensation expense	$4.1	$3.6	$4.5
Impact on diluted EPS	$0.07	$0.06	$0.07

        Unrecognized compensation cost related to stock options of $4.7 million at December 31, 2011 is to be recognized over a weighted average period of 1.7 years.

        Excess income tax benefits related to share-based compensation expense that must be recognized directly in equity are considered financing cash flows. The amount of financing cash flows for these benefits was $3.2 million, $1.3 million and $0.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Notes to Consolidated Financial Statements (Continued)

Note 6—Stock-Based Compensation (Continued)

        The Company utilizes the Black-Scholes-Merton ("BSM") option pricing model to determine the fair value of its stock option awards. The BSM relies on certain assumptions to estimate an options fair value. The weighted average assumptions used in the determination of fair value for stock option awards in 2011, 2010, and 2009 are as follows:

	Years Ended December 31
	2011	2010	2009
Expected dividend yield	1.7%	1.9%	3.2%
Expected life in years	5.76	5.75	5.64
Expected volatility	32.0%	32.7%	36.4%
Risk-free interest rate	2.2%	2.7%	2.0%
Weighted average fair value	$10.61	$9.70	$4.99

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

        Stock option activity under the Company's stock option awards for 2011, 2010 and 2009 was as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2008	2,814,003	$33.91
Options granted	1,602,895	19.60
Options exercised	(75,718)	18.42
Option expired	(20,000)	22.78
Options forfeited	(165,610)	24.78

Outstanding at December 31, 2009	4,155,570	$29.09
Options granted	610,020	34.05
Options exercised	(325,883)	24.68
Options forfeited	(204,304)	24.32

Outstanding at December 31, 2010	4,235,403	$30.38
Options granted	637,255	38.23
Options exercised	(552,639)	27.61
Options forfeited	(227,404)	29.13

Outstanding at December 31, 2011	4,092,615	$32.05

        The weighted-average grant-date fair value of options granted during the years ended December 31, 2011, 2010 and 2009 was $6.7 million, $5.7 million and $7.3 million, respectively.

        The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was approximately $11.0 million, $4.4 million and $1.1 million, respectively. The weighted average contractual term of options outstanding at December 31, 2011, 2010 and 2009 was 6.56, 6.89 and 7.42 years, respectively.

Notes to Consolidated Financial Statements (Continued)

Note 6—Stock-Based Compensation (Continued)

        At December 31, 2011, 2010 and 2009, 2,642,842, 2,480,302 and 2,182,137 options were exercisable, with a weighted average exercise price of $32.95, $33.24 and $34.70, respectively. The weighted average contractual term of options exercisable at December 31, 2011 and 2010 was 5.53 and 5.84 years, respectively.

        The aggregate intrinsic value of options outstanding and exercisable at December 31, 2011 and 2010 was $44.6 million and $17.7 million, respectively. The total fair value of options vested during the year ended December 31, 2011, 2010 and 2009 was $6.0 million, $3.0 million and $5.2 million, respectively.

  Restricted Stock Awards

        Restricted stock awarded under the Program is generally released to the recipient after a period of three years; however, 56,700 shares awarded to executive management in February 2008 vest ratably over five years. The number and weighted average grant-date fair value of restricted shares issued in each of the last three years was as follows: in 2011 111,685 awards were granted at a weighted average fair value of $38.31; in 2010, 101,785 awards were granted at a weighted average fair value of $34.21; and in 2009, 275,005 awards were granted at a weighted average fair value of $18.57. Compensation expense related to restricted stock awards of $5.2 million, $5.6 million and $6.0 million were recognized for the years ended December 31, 2011, 2010 and 2009, respectively. Unrecognized compensation cost related to restricted stock awards of $4.2 million at December 31, 2011 is to be recognized over a weighted average period of 1.7 years.

        The following represents activity related to restricted stock for the years ended December 31, 2011 and 2010:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2008	473,950	$37.06
Shares granted	275,005	18.57
Shares vested	(95,410)	36.92
Shares forfeited	(27,975)	34.50

Outstanding at December 31, 2009	625,570	$29.07

Shares granted	101,785	34.21
Shares vested	(94,790)	40.87
Shares forfeited	(7,925)	30.59

Outstanding at December 31, 2010	624,640	$28.10

Shares granted	111,685	38.31
Shares vested	(188,195)	34.80
Shares forfeited	(19,555)	20.33

Outstanding at December 31, 2011	528,575	$27.83

  Performance Share Awards

        The Company granted 109,075 and 101,785 performance share awards in 2011 and 2010, respectively. The performance shares vest based on the employee rendering three years of service to

Notes to Consolidated Financial Statements (Continued)

Note 6—Stock-Based Compensation (Continued)

the Company, and the attainment of a market condition over the performance period, which is based on the Company's relative total shareholder return versus the S&P Midcap 400 Index® over a pre-determined time period as determined by the Compensation Committee of the Board of Directors. The grant date fair value of the 2011 and 2010 performance shares of $53.95 and $50.36, respectively, was estimated using a Monte-Carlo simulation approach based on a three year measurement period. Such approach entails the use of assumptions regarding the future performance of the Company's stock and those of the peer group of companies. Those assumptions include expected volatility, risk-free interest rates, correlation coefficients and dividend reinvestment. Dividends accrue on the performance shares during the performance period and are to be paid in cash based upon the number of awards ultimately earned.

        The Company expenses the compensation cost associated with the performance awards on a straight-line basis over the vesting period of three years. In 2011 and 2010, the Company recognized approximately $3.8 million and $1.6 million, respectively, of compensation cost related to the performance share awards. Unrecognized compensation cost related to the performance share awards was approximately $5.6 million and $3.5 million at December 31, 2011 and 2010 and will be recognized in current income in equal installments over the remaining years. For purposes of determining diluted earnings per share, the performance share awards are considered contingently issuable shares and are included in diluted earnings per share based upon the number of shares that would have been awarded had the conditions at the end of the reporting period continued until the end of the performance period. See Note 9 for further information regarding earnings per share computations.

        The following represents activity related to performance shares for the years ended December 31, 2011 and 2010:

Number of Shares
Outstanding at December 31, 2009	—
Shares granted	101,785
Shares forfeited	(2,950)

Outstanding at December 31, 2010	98,835

Shares granted	109,075
Shares forfeited	(10,255)

Outstanding at December 31, 2011	197,655

Note 7—Fire Gain

        On November 16, 2008, a fire occurred at the tire and wheel plant in Bowdon, GA, and as a result the building and the majority of the machinery, equipment, records and other assets were destroyed. In order to service customers, partial operations were initiated at a facility in Heflin, AL, which has since been consolidated into the Company's facility in Jackson, TN, while some production was transferred to other tire and wheel plants or outsourced to third parties.

        From January 1, 2009 through June 30, 2009 cash proceeds of $54.5 million were received from the insurance carriers. Losses and cost incurred resulting from the fire totaling $27.6 million included $8.9 million of inventory; $5.7 million of building, machinery, equipment and other assets; and $13.0 million of costs incurred related to the fire. A pretax gain of $26.9 million was recorded in 2009 representing the difference between cash proceeds of $54.5 million and the losses of $27.6 million. An additional gain of $0.1 million was also recorded in 2009 representing sales of fire-related scrap.

Notes to Consolidated Financial Statements (Continued)

Note 8—Income Taxes

        The Company's income before tax from U.S. and non-U.S. operations amounted to $215.3 million and $36.1 million, respectively, for the year ended December 31, 2011, $179.5 million and $24.7 million for 2010, and $168.0 million and $17.5 million for 2009. Income from continuing operations before tax from U.S. and non-U.S. operations amounted to $216.3 million and $37.6 million respectively for the year ended December 31, 2011, $168.6 million and $19.2 million for 2010, and $186.5 million and $16.4 million for 2009.

        The provision for income taxes from continuing operations is as follows:

In millions	2011	2010	2009
Current expense
Federal and State	$59.8	$46.5	$39.3
Foreign	13.2	2.0	2.5

Total current expense	73.0	48.5	41.8

Deferred expense (benefit)
Federal and State	4.1	7.8	7.1
Foreign	(5.1)	0.9	(1.3)

Total deferred expense (benefit)	(1.0)	8.7	5.8

Total tax expense	$72.0	$57.2	$47.6

        A reconciliation of the tax provision for continuing operations computed at the U.S. federal statutory rate to the actual tax provision is as follows:

In millions	2011	2010	2009
Taxes at the 35% U.S. statutory rate	$88.8	$65.7	$70.7
State and local taxes, net of federal income tax benefit	4.4	4.0	4.3
Benefit of foreign earnings taxed at lower rates	(3.3)	(3.1)	(4.1)
Benefit for domestic manufacturing deduction	(7.8)	(4.7)	(2.6)
Effects of state tax planning	—	(1.9)	—
Tax credits generated	(5.0)	—	—
Change in valuation allowance	(1.7)	—	—
Reversal of deferred taxes associated with unrepatriated foreign earnings	—	—	(19.6)
Other, net	(3.4)	(2.8)	(1.1)

Tax expense	$72.0	$57.2	$47.6

Effective income tax rate on continuing operations	28.4%	30.5%	23.5%

        Cash payments for income taxes, net of refunds, were $73.5 million, $74.3 million and $14.8 million in 2011, 2010 and 2009, respectively.

        Deferred tax assets and (liabilities) are classified as current or long-term consistent with the classification of the underlying temporary difference. Foreign deferred tax assets and (liabilities) are grouped separately from U.S. domestic assets and (liabilities).

Notes to Consolidated Financial Statements (Continued)

Note 8—Income Taxes (Continued)

        Deferred tax assets (liabilities) at December 31 related to the following:

In millions	2011	2010
Extended warranties	$23.7	$25.2
Inventory reserves	10.5	6.3
Doubtful receivables	4.1	3.8
Employee benefits	29.6	29.6
Foreign loss carryforwards	10.0	—
Deferred state tax attributes	6.7	6.8
Other, net	4.9	2.0

Gross deferred assets	89.5	73.7

Valuation allowances	(5.8)	—

Deferred tax assets after valuation allowances	$83.7	$73.7

Depreciation	(77.9)	(70.8)
Amortization	(70.5)	(61.2)
Acquired Identifiable Intangibles	(126.4)	(56.5)

Gross deferred liabilities	(274.8)	(188.5)

Net deferred tax liabilities	$(191.1)	$(114.8)

        Deferred tax assets and liabilities are included in the Consolidated Balance Sheets as follows:

In millions	2011	2010
Deferred income taxes	$51.3	$45.7
Other long-term assets	—	3.4
Other long-term liabilities	(242.4)	(163.9)

Net deferred tax liabilities	$(191.1)	$(114.8)

        In assessing whether deferred tax assets associated with temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes are realizable, the Company considers if it is more likely than not that they will be utilized to offset future taxable income during the periods in which those temporary differences become deductible for income tax purposes. Based on historical levels of taxable income and projections of future taxable income, the Company believes it is more likely than not that the benefits of its deductible temporary differences will be realized.

        Assessment as to whether deferred tax assets related to net operating losses are realizable is dependent upon whether it is more likely than not that sufficient taxable income to utilize the losses will be generated in the appropriate tax jurisdiction prior to their expiration. At December 31, 2011 the Company had no significant carryforwards for U.S. federal tax purposes but had a deferred tax asset for state tax loss carryforwards of approximately $2.7 million and tax loss carryforwards in foreign jurisdictions of approximately $10.0 million. The Company believes that it is more likely than not that certain of the foreign tax losses will expire unused and therefore has established a valuation allowance of approximately $5.8 million against the deferred tax assets associated with these carryforwards. Although realization is not assured for the remaining deferred tax assets, the Company believes that it

Notes to Consolidated Financial Statements (Continued)

Note 8—Income Taxes (Continued)

is more likely than not that future taxable earnings and tax planning strategies will generate sufficient income to fully utilize the losses.

        The Company is not required to provide U.S. federal or state income taxes on the cumulative undistributed earnings of foreign subsidiaries when such earnings are considered indefinitely reinvested. The Company considers this assertion quarterly. At December 31, 2010 the Company considered all foreign unremitted earnings to be of a permanent investment nature. However, during 2011 the Company determined that repatriation of significantly all of the unremitted earnings of the Company's Italian subsidiary would be advantageous for both treasury and tax reasons. Therefore, a transaction to remit the funds occurred in the fourth quarter. At that time the Company provided for the associated tax expense and related tax benefits from foreign tax credits. The total dividend remitted was $79.3 million, and the net tax effect of the repatriation was a tax benefit of $4.2 million. The Company anticipates repatriating all of the Italian subsidiary's 2012 earnings during the upcoming year and will provide for the associated tax effects as such earnings are accumulated.

        Except as noted above, at December 31, 2011, the Company intends to permanently reinvest abroad all of the earnings of its foreign subsidiaries. The Company has identified appropriate long term uses for such earnings outside the United States, considers the unremitted earnings to be indefinitely reinvested, and accordingly has made no provision for federal or state income or withholding taxes on such earnings. It is not practicable to calculate the unrecognized deferred tax liability on the unremitted earnings.

        Unrepatriated earnings for the years ended December 31 were as follows:

In millions	2011	2010	2009
Indefinitely reinvested	$266.9	$281.8	$226.3
Not indefinitely reinvested	0.9	—	—

Total	$267.8	$281.8	$226.3

        The Company periodically assesses whether there are differences between the benefit for positions taken or expected to be taken on income tax returns and the amount that should be recognized in the financial statements. The gross liability for these uncertain tax positions at December 31, 2011, was $9.6 million. Approximately $6.5 million of the balance, if recognized, would impact the Company's effective tax rate.

        The Company classifies and reports interest and penalties associated with uncertain tax positions as a component of the income tax provision on the Consolidated Statements of Earnings and Comprehensive Income, and as a long-term liability on the Consolidated Balance Sheets. The prior year balances in the table below have been adjusted to remove interest and penalties that were included in prior period reporting. The total amount of interest and penalties accrued, but excluded from the table below, at the years ending 2011, 2010 and 2009 were $1.8 million, $2.4 million and $2.8 million respectively.

Notes to Consolidated Financial Statements (Continued)

Note 8—Income Taxes (Continued)

        The following table summarizes the movement in unrecognized tax benefits:

In millions	2011	2010	2009
Balance at January 1	$13.1	$15.1	$15.5
Additions based on tax positions related to current year	1.8	3.8	4.8
Reductions related to purchase accounting	(2.8)	0.7	—
Reductions for tax positions of prior years	0.2	(3.8)	(2.8)
Reductions due to statute of limitations	(2.6)	(2.5)	(2.4)
Reductions due to settlements	(0.1)	(0.2)	—

Balance at December 31	$9.6	$13.1	$15.1

        The Company is subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. The Company is currently working with the IRS to complete its compliance assurance audit for the 2011 tax year and expects conclusion of the process within the next twelve months. Any impact on the results of the Company's operations is not expected to be material.

        Generally state income tax returns are subject to examination for a period of three to five years after filing. Substantially all material state tax matters have been concluded for tax years through 2006. Various state income tax returns for subsequent years are in the process of examination. At this stage the outcome is uncertain; however, the Company believes that contingencies have been adequately provided for. The Company believes that any material results from income tax examinations underway in foreign jurisdictions have been adequately provided for.

        Within the next twelve months state and foreign audits may conclude and affect the amount of unrecognized tax benefits. The change in unrecognized tax benefits that may result is not known but the Company does not anticipate there will be a material impact.

Note 9—Earnings Per Share

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

Note 9—Earnings Per Share (Continued)

        The following reflects the Income from continuing operations and share data used in the basic and diluted earnings per share computations using the two-class method:

In millions, except share and per share amounts	2011	2010	2009
Numerator:
Income from continuing operations	$181.9	$130.6	$155.3
Less: dividends declared—common stock outstanding, unvested restricted shares and restricted share units	(43.5)	(40.6)	(38.6)

Undistributed earnings	138.4	90.0	116.7
Percent allocated to common shareholders(1)	99.0%	98.9%	98.9%

	137.1	89.0	115.4
Add: dividends declared—common stock	43.1	40.2	38.2

Numerator for basic and diluted EPS	$180.2	$129.2	$153.6

Denominator (in thousands):
Denominator for basic EPS: weighted-average common shares outstanding	61,457	60,901	60,601
Effect of dilutive securities:
Performance awards	318	92	—
Stock options	720	599	633

Denominator for diluted EPS: adjusted weighted average common shares outstanding and assumed conversion	62,495	61,592	61,234

Per share income from continuing operations:
Basic	$2.93	$2.12	$2.53

Diluted	$2.88	$2.10	$2.51

(1) Basic weighted-average common shares outstanding	61,457	60,901	60,601
Basic weighted-average common shares outstanding, unvested restricted shares expected to vest and restricted share units	62,047	61,578	61,269

Percent allocated to common shareholders	99.0%	98.9%	98.9%

        To calculate earnings per share for the Income (loss) from discontinued operations and for Net income, the denominator for both basic and diluted earnings per share is the same as used in the above table. The Income (loss) from discontinued operations and the Net income were as follows:

In millions, except share amounts	2011	2010	2009
Income (loss) from discontinued operations attributable to common shareholders for basic and diluted earnings per share	$(1.6)	$14.8	$(10.6)
Net income attributable to common shareholders for basic and diluted earnings per share	$178.6	$144.0	$143.0
Antidilutive stock options excluded from EPS calculation(1)	200.0	715.0	2,454.8

(1)
Represents stock options excluded from the calculation of diluted earnings per share as such options had exercise prices in excess of the weighted-average market price of the Company's common stock during these periods. Amounts in thousands.

Notes to Consolidated Financial Statements (Continued)

Note 10—Fair Value Measurements

        Fair value is defined as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Fair value may be measured using three levels of inputs:

  Level 1—quoted prices in active markets for identical assets and liabilities.

  Level 2—observable inputs other than quoted prices in active markets for identical assets and liabilities.

  Level 3—unobservable inputs in which there is little or no market data available, which requires the reporting entity to develop its own assumptions.

  Recurring Measurements

        The fair value of the Company's financial assets and liabilities measured at fair value on a recurring basis were as follows:

In millions	Balance at December 31, 2011	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Cash and cash equivalents	$74.7	$74.7	$—	$—
Short-term investments	0.6	0.6	—	—

Total assets measured at fair value	$75.3	$75.3	$—	$—

Contingent consideration	$5.2	$—	$—	$5.2

Total liabilities measured at fair value	$5.2	$—	$—	$5.2

        Short-term investments of $0.6 million at December 31, 2011 consist of investments held in mutual funds and cash for the Company's deferred compensation program and are classified in the consolidated balance sheet at December 31, 2011 in Prepaid expenses and other current assets. Contingent consideration represents fair value of the earn-out associated with the purchase of PDT. See Note 3 for further information regarding the PDT acquisition.

In millions	Balance at December 31, 2010	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Cash and cash equivalents	$89.4	$89.4	$—	$—
Short-term investments	5.4	5.4	—	—

Total assets measured at fair value	$94.8	$94.8	$—	$—

Notes to Consolidated Financial Statements (Continued)

Note 10—Fair Value Measurements (Continued)

        Short-term investments of $5.3 million at December 31, 2010 were acquired in the Hawk acquisition consisting of euro-denominated certificates of deposit with original maturities of greater than three months. These investments matured during 2011. The remaining $0.1 million consists of investments held in mutual funds and cash for the Company's deferred compensation program. Short-term investments are classified in the consolidated balance sheet at December 31, 2010 in Prepaid expenses and other current assets.

        See Note 15 regarding the fair value of the Company's Borrowings and Note 16 regarding fair value measurements related to the Company's Retirement Plans.

  Non-Recurring Measurements

        For the years ended December 31, 2011 and 2010, there were no non-recurring fair value measurements subsequent to initial recognition. See Note 3 for information regarding assets acquired and liabilities assumed in the Tri-Star, PDT and Hawk acquisitions measured at fair value at initial recognition.

        For the year ended December 31, 2009, the Company measured certain non-financial assets at fair value on a nonrecurring basis subsequent to initial recognition. These measurements were primarily the result of management's decision to consolidate certain manufacturing facilities within the Transportation Products, Brake & Friction and Interconnect Technologies segments. The Company recorded $18.2 million of impairment charges in 2009 related to these measurements. The following table summarizing impairment charges recorded by each segment is followed by a discussion on how the charges were derived:

In millions	Impairment Charges
Continuing Operations:
Carlisle Transportation Products	$8.9
Carlisle Brake & Friction	1.8
Carlisle Interconnect Technologies	2.1
Carlisle Construction Materials	1.6

Total Continuing Operations	14.4
Discontinued Operations Specialty trailer business	3.8

Total	$18.2

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

Notes to Consolidated Financial Statements (Continued)

Note 10—Fair Value Measurements (Continued)

difference between their current carrying value and carrying value before classification as held for sale, adjusted for depreciation expense that would have been recognized had the assets been continuously classified as held and used.

        Also within the Brake & Friction segment, during the three months ended December 31, 2009, property, plant and equipment with a carrying amount of $2.6 million were written down to a fair value of $0.8 million, resulting in an impairment charge of $1.8 million, which was included in Other expense (income), net. The impairment charge resulted from the decision to relocate production from the Company's Logansport, Indiana facility to its manufacturing facilities in Bloomington, Indiana and Hangzhou, China and to close its Logansport facility. The fair value determination was based upon Level 3 inputs reflecting a market participants' determination of the net realizable value of the certain assets that would not be transferred to the consolidated operations.

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

        For the year period ended December 31, 2009, the Company measured other non-financial assets at fair value on a nonrecurring basis.

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

Notes to Consolidated Financial Statements (Continued)

Note 10—Fair Value Measurements (Continued)

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

Note 11—Inventories

        Inventories at December 31, 2011 include assets acquired from Tri-Star and PDT and at December 31, 2010 include assets acquired from Hawk, recorded at estimated fair value based on preliminary valuation studies. See Note 3 for further information regarding these acquisitions.

        The components of inventories at December 31 are as follows:

In millions	December 31, 2011	December 31, 2010
Finished goods	$308.7	$256.7
Work-in-process	56.7	46.7
Raw materials	179.8	124.0
Capitalized variances	30.2	28.1
Reserves	(33.8)	(25.0)

	541.6	430.5
Inventories associated with assets held for sale	(2.6)	—

Inventories	$539.0	$430.5

Notes to Consolidated Financial Statements (Continued)

Note 12—Property, Plant and Equipment

        The components of property, plant and equipment at December 31 are as follows:

In millions	2011	2010
Land	$36.5	$33.5
Buildings and leasehold improvements	276.3	274.3
Machinery and equipment	790.1	730.5
Projects in progress	38.6	38.0

	1,141.5	1,076.3
Accumulated depreciation	(577.4)	(541.3)
Property, plant and equipment, net, associated with assets held for sale	(3.8)	(1.6)

Property, plant and equipment, net	$560.3	$533.4

        Property, plant and equipment at December 31, 2011 includes assets acquired from Tri-Star and PDT and at December 31, 2010 includes assets acquired from Hawk, recorded at estimated fair value based on preliminary valuation studies. See Note 3 for further information regarding these acquisitions.

        During 2011, 2010 and 2009, the Company capitalized interest in the amount of $1.3 million, $1.7 million and $0.8 million, respectively.

Notes to Consolidated Financial Statements (Continued)

Note 13—Goodwill and Other Intangible Assets

        The changes in the carrying amount of goodwill for the years ended December 31, 2011 and 2010 are as follows:

In millions	Construction Materials	Transportation Products	Brake and Friction	Interconnect Technologies	FoodService Products	Disc. Ops	Total
Balance at January 1, 2010
Goodwill	$86.7	$155.4	$15.1	$188.9	$60.4	$58.6	$565.1
Accumulated impairment losses	—	(55.5)	—	—	—	(47.4)	(102.9)

	86.7	99.9	15.1	188.9	60.4	11.2	462.2
Goodwill acquired during year	—	—	216.5	—	—	—	216.5
Goodwill related to sale of business units	—	—	—	—	—	(11.2)	(11.2)
Currency translation	(0.4)	0.1	—	—	(0.1)	—	(0.4)

Goodwill	$86.3	$155.5	$231.6	$188.9	$60.3	$47.4	$770.0
Accumulated impairment losses	—	(55.5)	—	—	—	(47.4)	(102.9)

Balance at December 31, 2010	86.3	100.0	231.6	188.9	60.3	—	667.1
Goodwill acquired during year	29.8	—	—	156.7	—	—	186.5
Measurement period adjustments	—	—	(4.9)	—	—	—	(4.9)
Currency translation	(3.5)	—	—	—	—	—	(3.5)

Goodwill	112.6	155.5	226.7	345.6	60.3	47.4	948.1
Accumulated impairment losses	—	(55.5)	—	—	—	(47.4)	(102.9)

Balance at December 31, 2011	$112.6	$100.0	$226.7	$345.6	$60.3	$—	$845.2

        On December 2, 2011, the Company acquired Tri-Star for a total purchase price of $284.4 million, net of $4.5 million cash acquired. The resulting preliminary goodwill recorded of $156.7 million was allocated to the Interconnect Technologies segment. See Note 3 for further information regarding the Tri-Star acquisition.

        On August 1, 2011, the Company acquired PDT for a total purchase price of $111.0 million, net of $7.6 million cash acquired. The resulting revised preliminary goodwill recorded of $29.8 million was allocated to the Construction Materials segment. See Note 3 for further information regarding the PDT acquisition.

        On December 1, 2010, the Company acquired Hawk for a total purchase price of $343.4 million, net of $70.7 million cash acquired. The resulting final goodwill of $211.6 million was allocated to the Brake & Friction segment. See Note 3 for further information regarding the Hawk acquisition. During 2011, the Company finalized its allocation purchase consideration to the acquired assets and assumed liabilities, resulting in a $4.9 million decrease in related goodwill.

        In the fourth quarter of 2010, the Company sold its specialty trailer business and as part of the transaction eliminated the associated goodwill of approximately $11.2 million. See Note 4 for further information regarding discontinued operations.

Notes to Consolidated Financial Statements (Continued)

Note 13—Goodwill and Other Intangible Assets (Continued)

        The Company's Other intangible assets, net at December 31, 2011, are as follows:

In millions	Acquired Cost	Accumulated Amortization	Net Book Value
Assets subject to amortization:
Patents	$139.1	$(12.2)	$126.9
Customer Relationships	275.7	(47.8)	227.9
Other	20.4	(7.4)	13.0
Assets not subject to amortization:
Trade names	111.4	—	111.4

Other intangible assets, net	$546.6	$(67.4)	$479.2

        The Company's Other intangible assets, net at December 31, 2010, are as follows:

In millions	Acquired Cost	Accumulated Amortization	Net Book Value
Assets subject to amortization:
Patents	$54.6	$(8.2)	$46.4
Customer Relationships	194.3	(33.2)	161.1
Other	20.4	(6.0)	14.4
Assets not subject to amortization:
Trade names	76.0	—	76.0

Other intangible assets, net	$345.3	$(47.4)	$297.9

        Estimated amortization expense over the next five years is as follows: $26.1 million in 2012, $25.1 million in 2013, $24.8 million in 2014, $24.5 million in 2015 and $23.6 million in 2016.

        The net carrying values of the Company's Other intangible assets by reportable segment as of December 31 are as follows:

In millions	December 31, 2011	December 31, 2010
Carlisle Construction Materials	$71.8	$16.4
Carlisle Transportation Products	2.7	0.2
Carlisle Brake & Friction	144.0	151.3
Carlisle Interconnect Technologies	222.8	89.0
Carlisle FoodService Products	37.9	41.0

Total	$479.2	$297.9

Notes to Consolidated Financial Statements (Continued)

Note 13—Goodwill and Other Intangible Assets (Continued)

        The acquired cost of the Company's customer relationship intangible assets by estimated useful life as of December 31 are as follows (in millions):

	Gross Balance as of December 31,
Estimated Useful Life (Years)	2011	2010
5	$13.7	$13.7
10	10.2	10.2
15	95.1	38.5
16	48.7	45.3
17	11.6	11.6
19	21.4	—
20	75.0	75.0

Total	$275.7	$194.3

        See Note 1 in these Notes to Consolidated Financial Statements for information regarding the valuation of goodwill and indefinite-lived intangible assets.

Note 14—Commitments and Contingencies

Leases

        The Company currently leases a portion of its manufacturing facilities, distribution centers and equipment, some of which include scheduled rent increases stated in the lease agreement generally expressed as a stated percentage increase of the minimum lease payment over the lease term. The Company currently has no leases that require rent to be paid based on contingent events nor has it received any lease incentive payments. Rent expense was $26.5 million, $21.4 million and $20.6 million in 2011, 2010 and 2009, respectively, inclusive of rent based on scheduled rent increases and rent holidays recognized on a straight-line basis. Future minimum payments under its various non-cancelable operating leases in each of the next five years are approximately $23.0 million in 2012, $18.4 million in 2013, $14.9 million in 2014, $12.2 million in 2015, $10.0 million in 2016 and $38.1 million thereafter.

Purchase Obligations

        Although the Company has entered into purchase agreements for certain key raw materials, there were no such contracts with a term exceeding one year in place at December 31, 2011.

Workers' Compensation, General Liability and Property Claims

        The Company is self-insured for workers' compensation, medical and dental, general liability and property claims up to applicable retention limits. Retention limits are $1.0 million per occurrence for general liability, $0.5 million per occurrence for workers' compensation, $0.25 million per occurrence for property and up to $1.0 million for medical claims. The Company is insured for losses in excess of these limits.

        The Company has accrued approximately $22.9 million and $21.3 million related to workers' compensation claims at December 31, 2011 and 2010, respectively. The amounts recognized are presented in Accrued expenses in the Consolidated Balance Sheet. The liability related to workers' compensation claims, both those reported to the Company and those incurred but not yet reported, is

Notes to Consolidated Financial Statements (Continued)

Note 14—Commitments and Contingencies (Continued)

estimated based on actuarial estimates and loss development factors and the Company's historical loss experience.

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

        On December 22, 2010, the Company settled a case involving alleged asbestos-related injury. The total amount of the award and related loss, inclusive of insurance recoveries, was approximately $5.9 million, which was recorded in discontinued operations in the fourth quarter of 2010, as the related alleged asbestos-containing product was manufactured by the Company's former on-highway brake business.

        At this time, the above matter and the amount of reasonably possible additional asbestos claims, if any, are not material to the Company's financial position, annual results of operations or annual operating cash flows although these matters could result in the Company being subject to monetary damages, costs or expenses, and charges against earnings in particular periods.

        From time-to-time the Company may be involved in various other legal actions arising in the normal course of business. In the opinion of management, the ultimate outcome of such actions, either individually or in the aggregate, will not have a material adverse effect on the consolidated financial position, results of operations for a particular period or annual operating cash flows of the Company.

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

Notes to Consolidated Financial Statements (Continued)

Note 15—Borrowings

        As of December 31, 2011 and 2010 the Company's borrowings are as follows:

In millions	2011	2010
5.125% notes due 2020, net of unamortized discount of ($1.0) and ($1.1) respectively	$249.0	$248.9
6.125% notes due 2016, net of unamortized discount of ($0.5) and ($0.6) respectively	149.5	149.4
8.75% Hawk senior notes due 2014	—	59.0
Revolving credit facility	348.0	10.0
Industrial development and revenue bonds through 2018	5.5	6.7
Other, including capital lease obligations	10.4	0.1

Total long-term debt	762.4	474.1
Less current portion	(158.1)	(69.0)

Total long-term debt, net of current portion	$604.3	$405.1

  5.125% Notes Due 2020

        On December 9, 2010, the Company completed a public offering of $250.0 million of notes with a stated interest rate of 5.125% due December 15, 2020 (the "2020 Notes"). The 2020 Notes were issued at a discount of approximately $1.1 million, resulting in proceeds to the Company of approximately $248.9 million. The 2020 Notes are presented net of the related discount in Long-term debt in the consolidated balance sheet at December 31, 2011 and 2010. Interest on the 2020 Notes will be paid each June 15 and December 15, commencing on June 15, 2011. The Company incurred costs to issue the 2020 Notes of approximately $1.9 million, inclusive of underwriters', credit rating agencies' and attorneys' fees and other costs. The issuance costs have been recorded in Other long-term assets in the consolidated balance sheet at December 31, 2011 and 2010. Both the discount and the issuance costs will be amortized to interest expense over the life of the 2020 Notes. The proceeds were utilized to re-pay borrowings under the Company's Revolving Credit Facility that were used to finance the acquisition of Hawk.

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

        The 2020 Notes are subject to the Company's existing indenture dated January 15, 1997 with Bank of New York Mellon, as trustee, and accordingly are subject to the same restrictive covenants and limitations as the Company's existing indebtedness. The 2020 Notes are general unsecured obligations of the Company and rank equally with the Company's existing and future unsecured and

Notes to Consolidated Financial Statements (Continued)

Note 15—Borrowings (Continued)

unsubordinated indebtedness. The 2020 Notes are subordinate to any existing or future debt or other liabilities of the Company's subsidiaries. At December 31, 2011, the principal amount of the Company's subsidiaries indebtedness was approximately $5.9 million.

  8.75% Hawk Senior Notes Due 2014

        In connection with the acquisition of Hawk on December 1, 2010, the Company assumed Hawk's 8.75% senior notes previously due November 1, 2014 (the "Hawk senior notes"). The Hawk senior notes were recorded at estimated fair value of $59.0 million on the date of acquisition. See Note 3 for further information regarding the Hawk acquisition.

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

  Revolving Credit Facilities

        On October 20, 2011, the Company entered into a Third Amended and Restated Credit Agreement (the "Amended Credit Agreement") administered by JPMorgan Chase Bank, N.A. ("JPMorgan Chase"). The Credit Agreement provides for a $600 million revolving line of credit with a maturity date of October 20, 2016 and replaces the Second Amended and Restated Credit Agreement, which was scheduled to expire on July 12, 2012.

        The new revolving credit facility provides for grid-based interest pricing based on the credit rating of the Company's senior unsecured bank debt or other unsecured senior debt. The facility requires the Company to meet various restrictive covenants and limitations including certain leverage ratios, interest coverage ratios and limits on outstanding debt balances held by certain subsidiaries.

        In addition to JPMorgan Chase, the following lenders are parties to the Credit Agreement: Wells Fargo Bank, N.A., Bank of America, N.A., SunTrust Bank, The Bank of Tokyo-Mitsubishi UFJ Ltd, Mizuho Corporate Bank (USA), T.D. Bank, N.A., Citicorp North America, Inc., HSBC Bank USA National Association, PNC Bank National Association (collectively, the "Lenders"). The following Lenders provide the Company general banking and/or investment advisory services: JPMorgan Chase, Wells Fargo Bank, Bank of America, SunTrust Bank, The Bank of Tokyo, Mizuho Bank, T.D. Bank, Citicorp, HSBC Bank, PNC Bank.

        At December 31, 2011 the Company had $252.0 million available under its Amended Credit Agreement. Of the total $348.0 million borrowed under the Amended Credit Agreement at December 31, 2011, $290.0 million was borrowed and outstanding in connection with the financing of the Tri-Star acquisition. Under the terms of the Amended Credit Agreement, and at the Company's election, the full amount outstanding of $348.0 million was payable in January 2012 (30 days from the date of funding). However, the Company has the option to rollover amounts payable, at differing tenors and interest rates, until the facility expires in October of 2016. The Company expects that

Notes to Consolidated Financial Statements (Continued)

Note 15—Borrowings (Continued)

$200.0 million of the $348.0 million outstanding will be rolled over for a period longer than one year. Accordingly, $148.0 million has been presented in Short-term debt, including current maturities in the consolidated balance sheet. The average interest rate of the Company's revolving credit facilities for 2011 and 2010 was 0.84% and 0.65%, respectively.

        The Company also maintains an uncommitted line of credit of which $35.0 million and $55.0 million was available for borrowing as of December 31, 2011 and 2010, respectively. The average interest rate on the uncommitted line was 1.50% for 2011 and 1.87% for 2010.

        As of December 31, 2011, the Company had outstanding issued letters of credit amounting to $31.0 million. Letters of credit are issued primarily to provide security under insurance arrangements and certain borrowings. Letters of credit were previously issued under the Company's revolving credit facility and reduced the amount available for borrowings under the facility. Currently, the Company's letters of credit are issued separately from its revolving credit facility and do not affect borrowing availability under the credit facility.

  Industrial Development and Revenue Bonds

        The industrial development and revenue bonds are collateralized by letters of credit, Company guarantees and/or by the facilities and equipment acquired through the proceeds of the related bond issuances. The weighted average interest rates on the revenue bonds for 2011 and 2010 were 1.12% and 1.15%, respectively. The Company estimates the fair value of its industrial development and revenue bonds approximates their carrying value.

  Covenants and Limitations

        Under the Company's various debt and credit facilities, the Company is required to meet various restrictive covenants and limitations, including certain net worth, cash flow ratios and limits on outstanding debt balances held by certain subsidiaries. The Company was in compliance with all covenants and limitations in 2011 and 2010.

  Other Matters

        Cash payments for interest were $23.0 million in 2011, $9.3 million in 2010, and $10.8 million in 2009. Interest expense, net is presented net of interest income of $0.5 million in 2011, $0.3 million in 2010, and $0.5 million in 2009.

        Regarding the Company's long-term debt, $150.0 million (excluding unamortized discount of $0.5 million) matures in 2016, $5.7million matures in 2018, and $250 million (excluding unamortized discount of $1.0 million) matures in 2020.

        At December 31, 2011, the fair value of the Company's par value $250 million, 5.125% senior notes due 2020 and par value $150 million, 6.125% senior notes due 2016, using the Level 2 inputs, is approximately $272.6 million and $168.7 million, respectively. Fair value is estimated based on current yield rates plus the Company's estimated credit spread available for financings with similar terms and maturities. The Company estimates that the fair value of amounts outstanding under the revolving credit facility approximates their carrying value.

Notes to Consolidated Financial Statements (Continued)

Note 16—Retirement Plans

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

        Included in Accumulated other comprehensive income, net of tax at December 31, 2011, are the following amounts that have not yet been recognized in net periodic pension costs: unrecognized actuarial losses of $61.5 million ($38.4 million, net of tax) and unrecognized prior service cost of $1.9 million ($1.2 million, net of tax). The prior service cost and actuarial loss included in Accumulated other comprehensive income and expected to be recognized in net periodic pension cost during the year ended December 31, 2012, are $0.2 million credit ($0.1 million credit, net of tax) and $5.0 million ($3.1 million, net of tax) respectively.

        The reconciliation of the beginning and ending balances of the projected pension benefit obligation, the fair value of the plan assets and the ending accumulated benefit obligation are as follows:

In millions	2011	2010
Funded status
Projected benefit obligation
Beginning of year	$214.2	$172.4
Change in benefit obligation:
Service cost	5.2	5.4
Interest cost	10.7	9.5
Plan amendments	1.4	—
Actuarial loss	4.0	4.7
Benefits paid	(20.6)	(12.3)
Foreign Currency	(0.1)	—
Assumed obligation from Hawk acquisition	—	34.5

End of year	214.8	214.2

Fair value of plan assets
Beginning of year	202.4	157.2
Change in plan assets:
Actual return on plan assets	24.6	20.2
Company contributions	5.3	5.0
Benefits paid	(20.6)	(12.3)
Assumed assets from Hawk acquisition	—	32.3

End of year	211.7	202.4

(Unfunded) funded status end of year	$(3.1)	$(11.8)

Accumulated benefit obligation at end of year	$(211.1)	$(210.0)

        The accumulated benefit obligation differs from the projected pension benefit obligation in that it includes no assumption about future compensation levels. The Company's net unfunded status at

Notes to Consolidated Financial Statements (Continued)

Note 16—Retirement Plans (Continued)

December 31, 2011 includes approximately $16.2 million related to the Company's executive supplemental and director defined benefit pension plans. The executive supplemental and director defined benefit plans have no plan assets and the Company is not required to fund the obligations. The U.S. plans required to be funded by the Company were fully funded at December 31, 2011.

        The fair value of the plans' assets at December 31, 2011 and 2010 by asset category are as follows:

	Fair Value Measurements at December 31, 2011
Asset Category (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Mutual funds
Equity mutual funds(1)	$25.2	$1.5	$—	$26.7
Fixed income mutual funds(2)	176.1	8.9	—	185.0

Total	$201.3	$10.4	$—	$211.7

	Fair Value Measurements at December 31, 2010
Asset Category (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash	$3.9	$—	$—	$3.9
Equity securities:
US company(3)	9.0	—	—	9.0
Mutual funds:
Equity mutual funds(1)	26.7	13.2	—	39.9
Fixed income mutual funds(2)	147.2	2.4	—	149.6

Total	$186.8	$15.6	$—	$202.4

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

(3)
This category represents investment in common shares of Carlisle Companies.

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

Notes to Consolidated Financial Statements (Continued)

Note 16—Retirement Plans (Continued)

capitalization U.S. and international stocks. Investment risk is measured and monitored on an ongoing basis through investment portfolio reviews, annual liability measures and asset/liability studies.

        The net asset (liability) consists of the following amounts recorded on the Company's balance sheet at December 31, 2011 and 2010:

In millions	2011	2010
Noncurrent assets	$13.1	$4.3
Current liabilities	(1.1)	(1.1)
Noncurrent liabilities	(15.1)	(15.0)

Asset (liability) at end of year	$(3.1)	$(11.8)

        The Company made contributions of $5.3 million to the pension plans during 2011, of which $1.1 million was contributed the Company's executive supplemental and director defined benefit pension plans in the form of participant benefits as these plans have no plan assets. No minimum contributions to the Company's pension plans are required in 2012. However, during 2012 the Company expects to pay approximately $1.1 million in participant benefits under the executive supplemental and director plans and make discretionary contributions of approximately $4.2 million to the other pension plans to maintain fully funded status as participants continue to earn benefits.

        Components of net periodic benefit cost for the years ended December 31 are as follows:

In millions	2011	2010	2009
Service cost	$5.2	$5.4	$5.0
Interest cost	10.7	9.5	10.5
Expected return on plan assets	(14.7)	(12.8)	(12.3)
Curtailment gain	(0.1)	—	0.1
Amortization of unrecognized net loss	4.6	2.6	1.2
Amortization of unrecognized prior service credit	(0.1)	(0.1)	(0.1)

Net periodic benefit cost	$5.6	$4.6	$4.4

        Weighted-average assumptions for benefit obligations at December 31 are as follows:

	2011	2010
Discount rate	4.79%	5.17%
Rate of compensation increase	3.56%	4.29%
Expected long-term return on plan assets	7.00%	7.00%

        The Company bases its discount rate assumptions on a yield curve which provides better matching of the expected future retirement plan cash flows with projected yields.

Notes to Consolidated Financial Statements (Continued)

Note 16—Retirement Plans (Continued)

        Weighted-average assumptions for net periodic benefit cost for the years ended December 31 are outlined below:

	2011	2010	2009
Discount rate	5.14%	5.68%	5.68%
Rate of compensation increase	4.29%	4.29%	4.29%
Expected long-term return on plan assets	7.00%	7.00%	7.00%

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

        Included in Accumulated other comprehensive income, net of tax at December 31, 2011, are the following amounts that have not yet been recognized in net periodic retiree medical costs: unrecognized prior service cost of $0.4 million ($0.3 million, net of tax) and unrecognized net obligation of $1.2 million ($0.7 million, net of tax).The prior service cost and net obligation included in Accumulated other comprehensive income and expected to be recognized in net periodic benefit cost during the year ended December 31, 2012, are $0.1 million ($0.1 million, net of tax) and $0.1 million ($0.1 million, net of tax) respectively.

        The reconciliation of the beginning and ending balances of the projected post-retirement benefit obligation is as follows:

In millions	2011	2010	2009
Benefit obligation at beginning of year	$3.9	$3.4	$2.5
Interest cost	0.2	0.2	0.2
Plan Amendments	—	—	0.6
Participant contributions	0.2	—	—
Actuarial loss	0.1	0.6	0.2
Benefits paid	(0.4)	(0.3)	(0.1)

Benefit obligation at end of year	$4.0	$3.9	$3.4

        The Company's 2011 disclosures for its post-retirement medical benefit programs are determined based on a December 31 measurement date. The net liability consists of the following amounts recorded on the Company's balance sheet at December 31, 2011 and 2010:

In millions	2011	2010
Current liabilities	$(0.3)	$(0.3)
Noncurrent liabilities	(3.7)	(3.6)

Liability at end of year	$(4.0)	$(3.9)

Notes to Consolidated Financial Statements (Continued)

Note 16—Retirement Plans (Continued)

        Company contributions in 2012 are expected to approximate 2011 contributions of $0.3 million.

        The Company's post-retirement medical benefit obligations were determined using a weighted-average assumed discount rate of 4.73% and 5.17% at December 31, 2011 and 2010, respectively. The Company bases its discount rate assumptions on a yield curve which provides better matching of the expected future retirement plan cash flows with projected yields. The Company also utilized a weighted-average health care cost trend rate in determining the post-retirement medical benefit obligation. For the 2011 valuation, the assumed health care cost trend rate for Pre-65 is 7.50%, and Post-65 was an initial rate of 8.00% trending to an ultimate rate of 5.00% by 2017.

        Components of net periodic post-retirement benefit costs for the years ended December 31 are as follows:

In millions	2011	2010	2009
Interest cost	$0.2	$0.2	$0.2
Amortization of prior service cost	0.1	0.1	0.1
Amortization of unrecognized net obligation	0.1	0.1	0.2

Net periodic benefit cost	$0.4	$0.4	$0.5

        The Company's post-retirement medical benefit cost for 2011, 2010 and 2009 was determined using a weighted-average assumed discount rate of 5.17%, 5.62%, and 6.73%, respectively.

        The following is a summary of estimated future benefits to be paid for the Company's defined benefit pension plan and post-retirement medical plan at December 31, 2011. Benefit payments are estimated based on the same assumptions used in the valuation of the projected benefit obligation:

In millions Year	Defined Benefit Retirement Plan	Post-Retirement Medical Plan
2012	16.4	0.3
2013	17.7	0.3
2014	16.5	0.3
2015	17.0	0.3
2016	16.6	0.3
2017 - 2021	83.4	1.4

Defined Contribution and ESOP Plan

        Additionally, the Company maintains defined contribution plans covering a significant portion of its employees. Expenses for the plans were approximately $10.7 million in 2011, $9.5 million in 2010 and $8.8 million in 2009. The Company also sponsors an employee stock ownership plan ("ESOP") as part of one of its existing savings plans. Costs for the ESOP are included in the previously stated expenses. The ESOP is available to eligible domestic employees and includes a match of contributions made by plan participants to the savings plan up to a maximum of 4.00% of a participant's eligible compensation, divided between cash and an employee-directed election of the Company's common stock, not to exceed 50% of the total match, for non-union employees. Union employees' match may vary and is based on negotiated union agreements. Participants are not allowed to direct their

Notes to Consolidated Financial Statements (Continued)

Note 16—Retirement Plans (Continued)

contributions to the savings plan to an investment in the Company's common stock. A breakdown of shares held by the ESOP at December 31 is as follows:

In millions	2011	2010	2009
Shares held by the ESOP	1.9	2.0	2.4

Note 17—Product Warranties

        The Company offers various warranty programs on its products, primarily installed roofing systems, braking products, aerospace cables and assemblies, and foodservice equipment. The change in the Company's aggregate product warranty liabilities, including accrued costs and loss reserves associated with extended product warranties for the period ended December 31 is as follows:

In millions	2011	2010
Beginning reserve	$20.8	$22.0
Liabilities transferred in disposition	—	(0.6)
Current year provision	12.1	16.5
Current year claims	(13.0)	(17.1)

Ending reserve	$19.9	$20.8

        The Company also offers separately priced extended warranty contracts on sales of certain products, the most significant being those offered on its installed roofing systems within the Construction Materials segment. The amount of revenue recognized due to extended product warranty revenues was $16.8 million for the year ended December 31, 2011 and $16.5 million for the year ended December 31, 2010. Product warranty deferred revenue recognized in the Consolidated Balance Sheets as of December 31 is as follows:

In millions	2011	2010
Deferred revenue
Current	$15.9	$15.3
Long-term	128.6	120.6

Deferred Revenue Liability	$144.5	$135.9

Note 18—Other Long-Term Liabilities

        The components of other long-term liabilities are as follows:

In millions	December 31, 2011	December 31, 2010
Deferred taxes and other tax liabilities	$253.8	$179.4
Pension and other post-retirement obligations	19.1	18.3
Deferred credits	9.1	3.0
Deferred compensation	5.5	3.2
Other	2.8	0.8

Other long-term liabilities	$290.3	$204.7

Notes to Consolidated Financial Statements (Continued)

Note 18—Other Long-Term Liabilities (Continued)

        Deferred credits consist primarily of contingent consideration for acquisitions and liabilities related to straight-line recognition of leases. The increase in other long-term liabilities from December 31, 2010 to December 31, 2011 was primarily the result of those acquired in the PDT and Tri-Star acquisitions. See Note 3.

Note 19—Shareholders' Equity

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

Notes to Consolidated Financial Statements (Continued)

Note 20—Accumulated Other Comprehensive Income (Loss)

        Other comprehensive income (loss) is derived from adjustments to reflect the accrued post-retirement benefit liability, foreign currency translation adjustments, and unrealized gains (losses) on hedging activities. The components of Other comprehensive (loss) income are as follows:

In millions	Pre-Tax Amount	Tax Expense (Benefit)	After-Tax Amount
Year Ended December 31, 2009
Change in accrued post-retirement benefit liability, net of tax	$(3.9)	$(1.3)	$(2.6)
Change in foreign currency translation	7.8	—	7.8
Gain on hedging activities	(0.6)	(0.2)	(0.4)

Other comprehensive (loss) income	$3.3	$(1.5)	$4.8

Year Ended December 31, 2010
Accrued post-retirement benefit liability, net of tax	$4.6	$1.7	$2.9
Foreign currency translation	(5.9)	—	(5.9)
Loss on hedging activities	(0.6)	(0.2)	(0.4)

Other comprehensive (loss) income	$(1.9)	$1.5	$(3.4)

Year Ended December 31, 2011
Accrued post-retirement benefit liability, net of tax	$9.1	$3.4	$5.7
Foreign currency translation	(12.2)	—	(12.2)
Loss on hedging activities	(0.6)	(0.2)	(0.4)

Other comprehensive (loss) income	$(3.7)	$3.2	$(6.9)

        The accumulated balances for each classification of comprehensive income (loss) are as follows:

In millions	Accrued Post-Retirement Benefit Liability	Foreign Currency Items	Terminated Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2009	$(49.2)	$12.2	$2.3	$(34.7)
Net current period change	1.3	0.1	—	1.4
Reclassification adjustment for realized (gains) losses included in net income	1.5	(6.0)	(0.3)	(4.8)

Balance at December 31, 2010	(46.4)	6.3	2.0	(38.1)
Net current period change	2.9	(12.2)	—	(9.3)
Reclassification adjustment for realized (gains) losses included in net income	2.8	—	(0.4)	2.4

Balance at December 31, 2011	$(40.7)	$(5.9)	$1.6	$(45.0)

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

Notes to Consolidated Financial Statements (Continued)

Note 20—Accumulated Other Comprehensive Income (Loss) (Continued)

        On June 15, 2005, the Company entered into treasury lock contracts with a notional amount of $150.0 million to hedge the cash flow variability on forecasted debt interest payments associated with changes in interest rates. These contracts were designated as cash flow hedges and were deemed effective at the origination date. On August 15, 2006, the Company terminated the treasury lock contracts resulting in a gain of $5.6 million ($3.5 million, net of tax), which was deferred in accumulated other comprehensive income and is being amortized to reduce interest expense until August 2016, the term of the interest payments related to the $150.0 million in notes issued on August 18, 2006. At December 31, 2011, the Company had a remaining unamortized gain of $2.6 million ($1.6 million, net of tax) which is reflected in Accumulated other comprehensive income on the Company's Consolidated Balance Sheets.

Note 21—Quarterly Financial Data (Unaudited)

(In millions except per share data)	First	Second	Third	Fourth	Year
2011
Net sales	$693.6	$870.8	$870.5	$789.6	$3,224.5
Gross profit	$147.1	$183.7	$187.5	$158.8	$677.1
Other expenses	$91.9	$98.3	$105.7	$106.1	$402.0
Earnings before interest and income taxes	$55.2	$85.4	$81.8	$52.7	$275.1
Income from continuing operations, net of tax	$33.3	$55.3	$53.7	$39.6	$181.9
Basic earnings per share from continuing operations	$0.54	$0.89	$0.86	$0.64	$2.93
Diluted earnings per share from continuing operations	$0.53	$0.87	$0.85	$0.63	$2.88

Income (loss) from discontinued operations, net of tax	$0.1	$(0.7)	$(0.1)	$(0.9)	$(1.6)
Basic income per share from discontinued operations	$—	$(0.01)	$—	$(0.02)	$(0.02)
Diluted income per share from discontinued operations	$—	$(0.01)	$—	$(0.02)	$(0.02)

Net income	$33.4	$54.5	$53.6	$38.8	$180.3
Basic earnings per share	$0.54	$0.88	$0.86	$0.62	$2.91
Diluted earnings per share	$0.53	$0.86	$0.85	$0.61	$2.86

Dividends per share	$0.17	$0.17	$0.18	$0.18	$0.70
Stock price:
High	$45.56	$50.55	$50.09	$44.74
Low	$37.36	$42.31	$31.62	$30.52

Notes to Consolidated Financial Statements (Continued)

Note 21—Quarterly Financial Data (Unaudited) (Continued)

	First	Second	Third	Fourth	Year
2010
Net sales	$547.3	$687.6	$665.9	$626.9	$2,527.7
Gross profit	$112.0	$143.6	$143.6	$129.5	$528.7
Other expenses	$73.2	$79.6	$77.1	$102.7	$332.6
Earnings before interest and income taxes	$38.8	$64.0	$66.5	$26.8	$196.1
Income from continuing operations, net of tax	$23.1	$38.8	$46.8	$21.9	$130.6
Basic earnings per share from continuing operations	$0.38	$0.63	$0.76	$0.36	$2.12
Diluted earnings per share from continuing operations	$0.37	$0.62	$0.75	$0.35	$2.10

Loss from discontinued operations, net of tax	$1.2	$(0.2)	3.7	$10.3	$15.0
Basic loss per share from discontinued operations	$0.02	$—	$0.06	$0.15	$0.24
Diluted loss per share from discontinued operations	$0.02	$—	$0.06	$0.15	$0.24

Net income	$24.3	$38.6	$50.5	$32.3	$145.6
Basic earnings per share	$0.40	$0.63	$0.82	$0.52	$2.36
Diluted earnings per share	$0.39	$0.62	$0.81	$0.51	$2.34

Dividends per share	$0.16	$0.16	$0.17	$0.17	$0.66
Stock price:
High	$39.22	$41.74	$39.49	$41.07
Low	$33.43	$35.03	$27.97	$29.83

        NOTE: The sum of the quarterly per share amounts may not agree to the respective annual amounts due to rounding.

..

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

        (a)   Under the supervision and with the participation of the Company's management, including the Company's chief executive officer and chief financial officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation and as of December 31, 2011, the chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective.

        Management has prepared a report on the Company's internal control over financial reporting in which management has determined that the Company's controls are effective. A copy of management's report is set forth below.

        (b)   During the fourth quarter of 2011, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting.

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of the Company's management, including the chief executive officer and chief financial officer, the Company evaluated the effectiveness of the design and operation of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company's chief executive officer and chief financial officer concluded that the Company's internal control over financial reporting was effective as of December 31, 2011.

        As discussed in Note 3 to the Consolidated Financial Statements in Item 8, the Company completed the acquisition of PDT Phoenix GmbH ("PDT") on August 1, 2011 and Tri-Star Technologies, Inc. ("Tri-Star") on December 1, 2011. Management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of PDT and Tri-Star, which constituted $135.2 million and $351.1 million of total assets, respectively, $101.6 million and $0.2 million of net assets, respectively, as of December 31, 2011 and $29.4 million and $7.8 million of revenue, respectively, and $0.3 million of net loss and $0.4 million of net income, respectively, for the year then ended. The assessment also did not include an evaluation of the internal control over financial reporting of PDT and Tri-Star. Revenue from the business operations acquired from PDT and Tri-Star represented approximately 1.2% of the Company's consolidated net sales for the year ended December 31, 2011, and the fair value assigned to the tangible assets for both PDT and Tri-Star for purposes of applying the acquisition method accounting as of the date of the acquisitions accounted for approximately 1.7% of the Company's total consolidated assets as of December 31, 2011.

        The internal controls over financial reporting have been assessed by Ernst & Young LLP, whose report with respect to the effectiveness of internal controls over financial reporting is included herein.

Item 9B.    Other Information.

        None.

 Part III

Item 10.    Directors and Executive Officers of the Registrant.

        The following table sets forth certain information relating to each executive officer of the Company, as furnished to the Company by the executive officers. Except as otherwise indicated each executive officer has had the same principal occupation or employment during the past five years.

Name	Age	Position with Company	Period of Service
David A. Roberts	64	Chairman of the Board, President and Chief Executive Officer since June 2007. Former Chairman (from April, 2006 to June, 2007) and President and Chief Executive Officer (from June, 2001 to June, 2007) of Graco Inc., a manufacturer of fluid handling systems and components used in vehicle lubrication, commercial and industrial settings.	June 2007 to date
John W. Altmeyer	52	President, Carlisle Construction Materials since July 1997.	June 1989 to date
John E. Berlin	50	President, Carlisle Interconnect Technologies since February 1995.	January 1990 to date
Steven J. Ford	52	Vice President, Chief Financial Officer since November 2008 and Vice President, Secretary and General Counsel since July 1995.	July 1995 to date
Kevin G. Forster	58

President, Carlisle Transportation Products since August 2011; President, Asia-Pacific from January 2009 to August 2011; Group President, Specialty Products from February 2008 to January 2009; and President, Asia-Pacific from September 1997 to February 2008.

			August 1990 to date
D. Christian Koch	47

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

			February 2008 to date

Name	Age	Position with Company	Period of Service
Carol P. Lowe	46

President, Carlisle Food Services Products since August 2011; Vice President from October 2010 to August 2011; President, Trail King Industries from November 2008 to October 2010; Vice President and Chief Financial Officer from May 2004 to November 2008; and Treasurer from January 2002 to May 2004.

			January 2002 to date
Scott C. Selbach	56	Vice President, Corporate Development since April 2006. Formerly a Director of Torridon Companies LLC, a private investment firm, from May 2002 to April 2006.	April 2006 to date
Kevin P. Zdimal	41

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

        Information required by Item 10with respect to directors of the Company is incorporated by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission no later than 40 days before the Annual Meeting of Shareholders to be held on May 13, 2011.

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

Item 11.    Executive Compensation.

        Information required by Item 11 is incorporated by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission no later than 40 days before the Annual Meeting of Shareholders to be held on May 2, 2012.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

        Information required by Item 12 is incorporated by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission no later than 40 days before the Annual Meeting of Shareholders to be held on May 2, 2012.

Securities Authorized for Issuance under Equity Compensation Plans

        Information required by Item 12 is incorporated by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission no later than 40 days before the Annual Meeting of Shareholders to be held on May 2, 2012.

Item 13.    Certain Relationships and Related Transactions.

        Information required by Item 13 is incorporated by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission no later than 40 days before the Annual Meeting of Shareholders to be held on May 2, 2012.

Item 14.    Principal Accountant Fees and Services.

        Information required by Item 14 is incorporated by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission no later than 40 days before the Annual Meeting of Shareholders to be held on May 2, 2012.

 Part IV

Item 15.    Exhibits and Financial Statement Schedules.

        Financial statements required by Item 8 are as follows:

Consolidated Statements of Earnings and Comprehensive Income, years ended December 31, 2011, 2010 and 2009
Consolidated Balance Sheets, December 31, 2011 and 2010
Consolidated Statements of Cash Flows, years ended December 31, 2011, 2010 and 2009
Consolidated Statements of Shareholders' Equity, years ended December 31, 2011, 2010 and 2009
Notes to Consolidated Financial Statements

        Financial Statement Schedules:

    None

        Exhibits applicable to the filing of this report are as follows:

(2.1)	Agreement and Plan of Merger, dated as of October 14, 2010, among Carlisle Companies Incorporated, HC Corporation and Hawk Corporation.(u)
(2.2)	Tender and Voting Agreement, dated as of October 14, 2010, among Carlisle Companies Incorporated, HC Corporation and Ronald E. Weinberg.(u)
(2.3)	Tender and Voting Agreement, dated as of October 14, 2010, among Carlisle Companies Incorporated, HC Corporation and Norman C. Harbert.(u)
(2.4)	Tender and Voting Agreement, dated as of October 14, 2010, among Carlisle Companies Incorporated, HC Corporation and Byron S. Krantz.(u)
(3)	By-laws of the Company.(a)
(3.1)	Restated Certificate of Incorporation as amended April 22, 1991.(c)
(3.2)	Certificate of Amendment of the Restated Certificate of Incorporation dated December 20, 1996.(e)
(3.3)	Certificate of Amendment of the Restated Certificate of Incorporation dated April 29, 1999.(g)
(4)	Shareholders' Rights Agreement, February 8, 1989.(a)
(4.1)	Amendment to Shareholders' Rights Agreement, dated August 7, 1996.(d)
(4.2)	Amendment No. 2 to Shareholders' Rights Agreement, dated May 26, 2006.(n)
(4.3)	Trust Indenture.(f)
(4.4)	First Supplemental Indenture, dated as of August 18, 2006.(o)
(4.5)
Second Supplemental Indenture, dated as of December 9, 2010, among Carlisle Companies Incorporated, U.S. Bank National Association (as successor to State Street Bank and Trust Company, as successor to Fleet National Bank) and The Bank of New York Mellon Trust Company, N.A.(w)
(10.1)	Amended and Restated Executive Incentive Program.(i)
(10.2)	Form of Nonqualified Stock Option Agreement.(j)

(10.3)	Form of Restricted Share Agreement.(j)
(10.4)	Form of Amended and Restated Executive Severance Agreement.(s)
(10.5)	Summary Plan Description of Carlisle Companies Incorporated Director Retirement Plan, effective November 6, 1991.(b)
(10.6)	Amendment to the Carlisle Companies Incorporated Director Retirement Plan.(h)
(10.7)	Amended and Restated Nonemployee Director Equity Plan.(l)
(10.8)	Form of Stock Option Agreement for Nonemployee Director.(k)
(10.9)	Form of Nonqualified Stock Option Agreement for Nonemployee Directors.(m)
(10.10)	Form of Restricted Share Agreement for Nonemployee Directors.(m)
(10.11)	Form of Restricted Stock Unit Agreement for Nonemployee Directors.(s)
(10.12)	Amended and Restated Deferred Compensation Plan for Nonemployee Directors.(s)
(10.13)	Senior Management Incentive Compensation Plan.(i)
(10.14)	Letter Agreement, dated June 5, 2007, between David A. Roberts and the Company.(p)
(10.15)	Nonqualified Stock Option Agreement, dated as of June 21, 2007, between the Company and David A. Roberts.(q)
(10.16)	Restricted Share Agreement, dated as of June 21, 2007, between the Company and David A. Roberts.(q)
(10.17)	Letter Agreement, dated June 12, 2007, between Richmond D. McKinnish and the Company.(p)
(10.18)	Letter Agreements, dated January 11, 2008 and December 31, 2008, between D. Christian Koch and the Company.(s)
(10.19)	Letter Agreement, dated January 24, 2008, between Fred A. Sutter and the Company.(s)
(10.20)	Carlisle Corporation Amended and Restated Supplemental Pension Plan.
(10.21)	Letter Agreement, dated June 29, 2009, between Michael D. Popielec and the Company.(t)
(10.22)	Form of Performance Share Agreement.(w)
(10.23)	Carlisle Companies Incorporated Amended and Restated Nonqualified Deferred Compensation Plan.
(10.24)	Carlisle Companies Incorporated Nonqualified Benefit Plan Trust.(w)
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

/s/ DAVID A. ROBERTS David A. Roberts, Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	/s/ ROBIN J. ADAMS Robin J. Adams, Director
/s/ ROBERT G. BOHN Robert G. Bohn, Director
/s/ STEVEN J. FORD Steven J. Ford, Vice President and Chief Financial Officer (Principal Financial Officer)	/s/ ROBIN S. CALLAHAN Robin S. Callahan, Director
/s/ KEVIN P. ZDIMAL Kevin P. Zdimal, Controller and Chief Accounting Officer (Principal Accounting Officer)	/s/ TERRY D. GROWCOCK Terry D. Growcock, Director
/s/ STEPHEN P. MUNN Stephen P. Munn, Director
/s/ GREGG A. OSTRANDER Gregg A. Ostrander, Director
/s/ LAWRENCE A. SALA Lawrence A. Sala, Director
February 10, 2012	/s/ MAGALEN C. WEBERT Magalen C. Webert, Director

 CARLISLE COMPANIES INCORPORATED
COMMISSION FILE NUMBER 1-9278
FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2011

EXHIBIT LIST

(10.20)	Carlisle Corporation Amended and Restated Supplemental Pension Plan.
(10.23)	Carlisle Companies Incorporated Amended and Restated Nonqualified Deferred Compensation Plan.
(12)	Ratio of Earnings to Fixed Charges
(21)	Subsidiaries of the Registrant
(23.1)	Consent of Independent Registered Public Accounting Firm—Ernst & Young LLP
(31.1)	Rule 13a-14a/15d-14(a) Certifications
(31.2)	Rule 13a-14a/15d-14(a) Certifications
(32)	Section 1350 Certification
(101)	Interactive Data File*

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

QuickLinks

Part I
  Item 1. Business.
Overview
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Mine Safety Disclosures.
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
Carlisle Companies Incorporated Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
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
  Item 13. Certain Relationships and Related Transactions.
  Item 14. Principal Accountant Fees and Services.
Part IV
  Item 15. Exhibits and Financial Statement Schedules.
CARLISLE COMPANIES INCORPORATED COMMISSION FILE NUMBER 1-9278 FORM 10-K FOR FISCAL YEAR ENDED DECEMBER 31, 2011
EXHIBIT LIST