Form 10-Q
period 2012-03-31
CARLISLE COMPANIES INC
filed 2012-04-24
CIK 790051

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Shares of common stock outstanding at April 20, 2012: 62,123,229

Item 1. Financial Statements.

Carlisle Companies Incorporated

Unaudited Condensed Consolidated Statements of Comprehensive Income

	For the Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2012	2011

Net sales	$889.3	$693.6

Cost and expenses:
Cost of goods sold	678.1	546.5
Selling and administrative expenses	107.5	85.7
Research and development expenses	7.8	7.0
Other income, net	(0.3)	(0.8)

Earnings before interest and income taxes	96.2	55.2

Interest expense, net	6.5	5.1
Earnings before income taxes from continuing operations	89.7	50.1

Income tax expense (Note 8)	29.7	16.8
Income from continuing operations	60.0	33.3

Discontinued operations (Note 5)
Income from discontinued operations	—	0.1
Income tax expense	—	—
Income from discontinued operations	—	0.1
Net income	$60.0	$33.4

Basic earnings per share attributable to common shares
Income from continuing operations	$0.96	$0.54
Income from discontinued operations	—	—
Basic Earnings per share	$0.96	$0.54

Diluted earnings per share attributable to common shares
Income from continuing operations	$0.94	$0.53
Income from discontinued operations	—	—
Diluted earnings per share	$0.94	$0.53

Average shares outstanding - in thousands
Basic	61,913	61,134
Diluted	63,229	62,181

Dividends declared and paid	$11.2	$10.5
Dividends declared and paid per share	$0.18	$0.17

Comprehensive Income
Net income	$60.0	$33.4
Other comprehensive income (loss)
Change in foreign currency translation, net of tax	4.3	3.6
Change in accrued post-retirement benefit liability, net of tax	0.8	0.7
Loss on hedging activities, net of tax	(0.1)	(0.1)
Other comprehensive income	5.0	4.2
Comprehensive income	$65.0	$37.6

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

Carlisle Companies Incorporated

Condensed Consolidated Balance Sheets

	March 31,	December 31,
(Dollars in millions except share amounts)	2012	2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$68.9	$74.7
Receivables, less allowance of $11.4 in 2012 and $9.5 in 2011	586.8	486.4
Inventories (Note 11)	542.8	539.0
Deferred income taxes (Note 8)	49.3	51.3
Prepaid expenses and other current assets	37.6	60.1
Current assets held for sale (Note 5)	—	2.6
Total current assets	1,285.4	1,214.1

Property, plant and equipment, net of accumulated depreciation of $594.2 in 2012 and $577.1 in 2011 (Note 12)	575.1	560.3

Other assets:
Goodwill, net (Note 13)	867.5	845.2
Other intangible assets, net (Note 13)	486.1	479.2
Other long-term assets	27.5	19.0
Non-current assets held for sale (Note 5)	—	20.1
Total other assets	1,381.1	1,363.5

TOTAL ASSETS	$3,241.6	$3,137.9

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt, including current maturities (Note 15)	$162.1	$158.1
Accounts payable	303.5	260.8
Accrued expenses	163.4	178.3
Deferred revenue (Note 17)	16.5	16.3
Total current liabilities	645.5	613.5

Long-term liabilities:
Long-term debt (Note 15)	604.3	604.3
Deferred revenue (Note 17)	132.4	129.7
Other long-term liabilities (Note 18)	297.3	290.3
Total long-term liabilities	1,034.0	1,024.3

Shareholders’ equity:
Preferred stock, $1 par value per share. Authorized and unissued 5,000,000 shares	—	—
Common stock, $1 par value per share. Authorized 100,000,000 shares; 78,661,248 shares issued; 62,123,229 outstanding in 2012 and 61,664,813 outstanding in 2011	78.7	78.7
Additional paid-in capital	132.0	120.2
Cost of shares in treasury - 16,538,019 shares in 2012 and 16,467,760 shares in 2011	(223.5)	(219.9)
Accumulated other comprehensive loss	(40.0)	(45.0)
Retained earnings	1,614.9	1,566.1
Total shareholders’ equity	1,562.1	1,500.1

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,241.6	$3,137.9

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

Carlisle Companies Incorporated

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended March 31,
(Dollars in millions)	2012	2011

Operating activities
Net income	$60.0	$33.4
Reconciliation of net income to cash flows from operating activities:
Depreciation	18.3	18.4
Amortization	8.6	4.6
Non-cash compensation, net of tax benefit	3.0	3.8
(Gain) loss on divestiture of property and equipment, net	0.5	(0.3)
Deferred taxes	(3.6)	(0.2)
Foreign exchange (gain) loss	(0.6)	0.6
Changes in assets and liabilities, excluding effects of acquisitions and divestitures:
Receivables	(95.6)	(48.4)
Inventories	7.8	(12.6)
Prepaid expenses and other assets	15.1	21.3
Accounts payable	39.1	17.4
Accrued expenses and deferred revenues	(8.2)	(38.9)
Long-term liabilities	4.4	0.7
Other operating activities	(0.5)	(0.1)
Net cash provided by (used in) operating activities	48.3	(0.3)

Investing activities
Capital expenditures	(22.0)	(16.9)
Acquisitions, net of cash	(49.6)	—
Proceeds from sale of property and equipment	—	0.5
Proceeds from sale of business	22.1	—
Net cash used in investing activities	(49.5)	(16.4)

Financing activities
Net change in short-term borrowings and revolving credit lines	2.5	100.7
Redemption of bonds	—	(59.0)
Dividends	(11.2)	(10.5)
Treasury shares and stock options, net	2.8	(1.6)
Net cash provided by (used in) financing activities	(5.9)	29.6

Effect of exchange rate changes on cash	1.3	1.9
Change in cash and cash equivalents	(5.8)	14.8
Cash and cash equivalents
Beginning of period	74.7	89.4
End of period	$68.9	$104.2

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Carlisle Companies Incorporated (the “Company” or “Carlisle”) in accordance and consistent with the accounting policies stated in the Company’s Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements therein.  The unaudited condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States and, of necessity, include some amounts that are based upon management estimates and judgments.  Future actual results could differ from such current estimates.  The unaudited condensed consolidated financial statements include assets, liabilities, revenues, and expenses of all majority-owned subsidiaries.  Carlisle accounts for other investments in minority-owned companies where it exercises significant influence, but does not have control, on the equity basis.  Intercompany transactions and balances are eliminated in consolidation.

The Company has reclassified certain prior period amounts in the condensed consolidated financial statements to be consistent with current period presentation.  See Note 3 regarding the transition of the Styled Wheels business from Carlisle Transportation Products (“CTP”) to Carlisle Brake & Friction (“CBF”).

Note 2 - New Accounting Pronouncements

Newly Adopted Accounting Standard

In September 2011, the Financial Accounting Standards Board (FASB) issued ASU 2011-08, Guidance on Testing Goodwill for Impairment.  ASU 2011-08 gives entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in Step 1 of the goodwill impairment test.  If entities determine, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required.  Otherwise, further testing would not be needed.  ASU 2011-08 is effective for fiscal and interim reporting periods within those years beginning after December 15, 2011.  The adoption of this ASU had no material effect on the Company’s consolidated financial statements.

New Accounting Standards Issued but not yet adopted

There are currently no new accounting standards that have been issued that will have a significant impact on the Company’s financial position, results of operations and cash flows upon adoption.

Note 3 - Segment Information

The Company’s operations are reported in the following segments:

Carlisle Construction Materials (“CCM” or the “Construction Materials segment”) —the principal products of this segment are rubber (EPDM) and thermoplastic polyolefin (TPO) roofing membranes used predominantly on non-residential low-sloped roofs, related roofing accessories, including flashings, fasteners, sealing tapes, coatings and waterproofing, and insulation products. The markets served include new construction, re-roofing and maintenance of low-sloped roofs, water containment, HVAC sealants, and coatings and waterproofing.

Carlisle Transportation Products (“CTP” or the “Transportation Products segment”) —the principal products of this segment include bias-ply, steel belted radial trailer tires, stamped or roll-formed steel wheels, tires, and tire and wheel assemblies, as well as industrial belts and related components.  The markets served include lawn and garden, power sports, agriculture and construction.

Carlisle Brake & Friction (“CBF” or the “Brake & Friction segment”) —the principle products of this segment include high-performance brakes and friction material, styled wheels, and clutch and transmission friction material for the mining, construction, aerospace, agriculture, high-performance racing, and alternative energy markets.

Carlisle Interconnect Technologies (“CIT” or the “Interconnect Technologies segment”) —the principal products of this segment are high-performance wire, cable, connectors and cable assemblies, including RF/microwave connectors, contacts, and cable assemblies primarily for the aerospace, defense electronics, and test and measurement equipment markets.

Carlisle FoodService Products (“CFSP” or the “FoodService Products segment”) —the principal products of this segment include commercial and institutional foodservice permanentware, table coverings, cookware, catering equipment, fiberglass and composite material trays and dishes, industrial brooms, brushes, mops, and rotary brushes for commercial and non-commercial foodservice operators and sanitary maintenance professionals.

Corporate—includes general corporate expenses. Corporate assets consist primarily of cash and cash equivalents, facilities, deferred taxes, and other invested assets. Corporate operations also maintain a captive insurance program for workers compensation costs on behalf of all the Carlisle operating companies.

Effective January 1, 2012, the Company’s Styled Wheels business was transitioned from CTP to CBF.  Styled wheels continue to be manufactured by CTP, but are marketed and sold by the performance racing group within CBF.  Related intersegment sales of $7.1 million from CTP to CBF during the three months ended March 31, 2012 have been eliminated upon consolidation.  As a result of this transition, in accordance with ASC 280, Segment Reporting, the Company has presented all of the working capital related to the Styled Wheels business in the CBF reportable segment, as well as attributable goodwill based on the fair value of the Styled Wheels business relative to consolidated CTP.  Prior period results have been retrospectively adjusted to reflect this change in presentation.

Unaudited financial information for operations by reportable segment is included in the following summary:

Three Months Ended March 31,	2012			2011
In millions	Sales(1)	EBIT	Assets(2)	Sales(1)	EBIT	Assets(2)
Carlisle Construction Materials	$353.9	$42.0	$862.5	$251.3	$18.0	607.4
Carlisle Transportation Products(3)	231.5	19.7	596.6	200.8	$13.5	586.9
Carlisle Brake & Friction(3)	133.9	25.2	689.8	119.1	19.7	675.5
Carlisle Interconnect Technologies	110.7	16.7	790.6	65.7	8.9	409.3
Carlisle FoodService Products	59.3	5.5	211.8	56.7	5.5	214.8
Corporate	—	(12.9)	90.3	—	(10.4)	85.6
Total	$889.3	$96.2	$3,241.6	$693.6	$55.2	$2,579.5

(1)  Excludes intersegment sales

(2)  Corporate assets include assets of discontinued operations not classified as held for sale

(3)       CTP and CBF results and assets reflect resegmentation of Styled Wheels business from CTP to CBF.  See above for further discussion.

Note 4 - Acquisitions

2012 Acquisition

Hertalan Holding B.V.

On March 9, 2012, the Company acquired 100% of the equity of Hertalan Holding B.V. (“Hertalan”) for a total cash purchase price of €37.3 million, or $49.2 million, net of €0.1 million, or $0.1 million, cash acquired.  The Company funded the acquisition with borrowings under its $600 million senior unsecured revolving credit facility (the “Facility”) and cash on hand.  See Note 15 for further information regarding borrowings.  The acquisition of Hertalan strengthens the Company’s ability to efficiently serve European customers in the EPDM roofing market in Europe with local manufacturing and established distribution channels.  Hertalan will operate within the Construction Materials segment.

The following table summarizes the consideration transferred to acquire Hertalan and the preliminary allocation among the assets acquired and liabilities assumed. The acquisition has been accounted for using the acquisition method of accounting which requires that the consideration be allocated to the acquired assets and assumed liabilities based on their acquisition date fair values with the remainder allocated to goodwill.

Preliminary Allocation
(in millions)	As of 3/31/2012

Total cash consideration transferred	$49.3

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash & cash equivalents	$0.1
Receivables	3.7
Inventories	10.5
Prepaid expenses and other current assets	0.2
Property, plant and equipment	13.0
Definite-lived intangible assets	9.9
Indefinite-lived intangible assets	2.6
Other long-term assets	0.3
Accounts payable	(3.3)
Accrued expenses	(2.5)
Long-term debt	(1.3)
Deferred tax liabilities	(4.4)
Other long-term liabilities	(0.1)

Total identifiable net assets	28.7

Goodwill	$20.6

The preliminary goodwill recognized in the acquisition of Hertalan is attributable to the workforce of Hertalan, the solid financial performance of this leading manufacturer of EPDM roofing and waterproofing systems and the significant strategic value of the business to Carlisle. Hertalan provides Carlisle with a solid manufacturing and knowledge base for EPDM roofing products in Europe and provides an established distribution network throughout Europe, both of which enhance Carlisle’s goal of expanding its global presence. The European market shows favorable trends towards EPDM roofing applications and Carlisle can provide additional product development and other growth resources to Hertalan.  Goodwill arising from the acquisition of Hertalan is not deductible for income tax purposes.  All of the preliminary goodwill was assigned to the Construction Materials reporting unit. Preliminary indefinite-lived intangible assets of $2.6 million represent acquired trade names.  The $9.9 million value preliminarily allocated to definite-lived intangible assets represents customer relationships with preliminary useful lives of 15 years.

The fair values of the inventory, property, plant and equipment, and intangible assets are preliminary and subject to change pending receipt of the final third-party valuations for those assets.  The Company has also recorded deferred tax liabilities related to the property, plant and equipment and intangible assets as of March 9, 2012 which are preliminary and subject to change pending final assessment of the acquisition date fair values and tax basis of the acquired assets and assumed liabilities.

Hertalan contributed revenues of $3.3 million and earnings before interest and taxes (“EBIT”) of ($2.1) million from the acquisition date through March 31, 2012, which includes $2.3 million reflected in Cost of goods sold related to recording the acquired inventory at estimated fair value.

2011 Acquisitions

Tri-Star Electronics International, Inc.

On December 2, 2011, the Company acquired 100% of the equity of TSEI Holdings, Inc. (“Tri-Star”) for a total cash purchase price of $284.8 million, net of $4.5 million cash acquired.  The total cash purchase price includes $0.4 million paid during the three months ended March 31, 2012 to reimburse the seller for costs incurred related to the acquisition.  The Company funded the acquisition with borrowings under the Facility.  See Note 15 for further information regarding borrowings.  The acquisition of Tri-Star adds capabilities and technology to strengthen the Company’s interconnect products business by expanding its product and service range to its customers.  Tri-Star will operate within the Interconnect Technologies segment.

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

(in millions)	Preliminary Allocation	Measurement Period Adjustments	Revised Preliminary Allocation
	As of 12/31/2011	Three Months Ended 3/31/2012	As of 3/31/2012

Total cash consideration transferred	$288.9	$0.4	$289.3

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash & cash equivalents	$4.5	$—	$4.5
Receivables	14.0	—	14.0
Inventories	22.8	—	22.8
Prepaid expenses and other current assets	5.6	—	5.6
Property, plant and equipment	15.4	(2.1)	13.3
Definite-lived intangible assets	112.0	9.5	121.5
Indefinite-lived intangible assets	28.0	(8.6)	19.4
Other long-term assets	0.1	—	0.1
Accounts payable	(6.5)	—	(6.5)
Accrued expenses	(4.4)	—	(4.4)
Deferred tax liabilities	(58.9)	1.5	(57.4)
Other long-term liabilities	(0.4)	—	(0.4)

Total identifiable net assets	132.2	0.3	132.5

Goodwill	$156.7	$0.1	$156.8

The preliminary goodwill recognized in the acquisition of Tri-Star is attributable to the workforce of Tri-Star, the consistent financial performance of this complementary supplier of high-reliability interconnect products to leading aerospace, avionics and electronics companies and the enhanced scale that Tri-Star brings to the Company.  Tri-Star brings additional high-end connector products and qualified positions to serve the Company’s existing commercial aerospace and industrial customers.  Tri-Star will also supply the Company with efficient machining and plating processes that will lower costs and improve product quality.  Favorable trends in the commercial aerospace markets and increasing electronic content in several industrial end markets provide a solid growth platform for the Interconnect Technologies segment. Goodwill arising from the acquisition of Tri-Star is not deductible for income tax purposes.  All of the preliminary goodwill was assigned to the Interconnect Technologies segment. Preliminary indefinite-lived intangible assets of $19.4 million represent acquired trade names.  The $121.5 million value preliminarily allocated to definite-lived intangible assets consists of $94.8 million of customer relationships, $23.2 million of acquired technology, $2.5 million of non-compete agreements, and $1.0 million of customer certifications and approvals; with preliminary useful lives ranging from 3 to 15 years.

The fair values of the inventory, property, plant and equipment, and other intangible assets are preliminary and subject to change pending receipt of the final third-party valuations for those assets.  The Company has also recorded deferred tax liabilities related to the property, plant and equipment and intangible assets as of December 2, 2011 which are preliminary and subject to change pending final assessment of the acquisition date fair values and tax basis of the acquired assets and assumed liabilities.

PDT Phoenix GmbH

On August 1, 2011, the Company acquired 100% of the equity of PDT Phoenix GmbH (“PDT”) for €77.0 million, or $111.0 million, net of €5.3 million, or $7.6 million, cash acquired. Of the €82.3 million, or $118.6 million gross purchase price, €78.7 million, or $113.4 million, was paid in cash initially funded with borrowings under the Company’s revolving credit facility, most of which were subsequently repaid, as well as cash on hand.  PDT is a leading manufacturer of EPDM-based (rubber) roofing membranes and industrial components serving European markets. The acquisition of PDT provides a platform to serve the European market for single-ply roofing systems, and expands the Company’s growth internationally. PDT will operate within the Construction Materials segment.

The agreement to acquire PDT provided for contingent consideration based on future earnings.  The fair value of contingent consideration recognized at the acquisition date was €3.6 million, or $5.2 million, and was estimated using the discounted cash flow method based on financial projections of the acquired company.

The purchase price of PDT included certain assets of the PDT Profiles business, which the Company sold on January 2, 2012 for €17.1 million, or $22.1 million.  The PDT Profiles business was classified as held for sale at the date of acquisition and on the Company’s consolidated balance sheet as of December 31, 2011.  The following table summarizes the consideration transferred to acquire PDT and the preliminary allocation among the assets acquired and liabilities assumed. The acquisition has been accounted for using the acquisition method of accounting which requires that the consideration be allocated to the acquired assets and assumed liabilities based on their acquisition date fair values with the remainder allocated to goodwill.

	Preliminary Allocation	Measurement Period Adjustments	Revised Preliminary Allocation
(in millions)	As of 12/31/2011	Three Months Ended 3/31/2012	As of 3/31/2012
Consideration transferred:

Cash consideration	$113.4	$—	$113.4
Contingent consideration	5.2	—	5.2

Total fair value of consideration transferred	$118.6	$—	$118.6

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash & cash equivalents	$7.6	$—	$7.6
Receivables	12.2	—	12.2
Inventories	10.5	—	10.5
Prepaid expenses and other current assets	0.8	—	0.8
Current assets held for sale	3.6	—	3.6
Property, plant and equipment	3.4	—	3.4
Definite-lived intangible assets	57.1	—	57.1
Indefinite-lived intangible assets	6.9	—	6.9
Other long-term assets	0.1	—	0.1
Non-current assets held for sale	21.6	(0.6)	21.0
Accounts payable	(9.0)	—	(9.0)
Accrued expenses	(1.2)	—	(1.2)
Deferred tax liabilities	(21.5)	—	(21.5)
Other long-term liabilities	(3.3)	—	(3.3)

Total identifiable net assets	88.8	(0.6)	88.2

Goodwill	$29.8	$0.6	$30.4

The revised preliminary purchase price allocation reflects updated fair value estimates for assets acquired and liabilities assumed, based on information that is currently available.  The amount of goodwill recognized in the acquisition of PDT is attributable to the workforce of PDT, the solid financial performance of this leading manufacturer of single-ply roofing and waterproofing systems and the significant strategic value of the business to Carlisle. PDT provides Carlisle with a solid manufacturing and knowledge base for single-ply roofing products in Europe and provides an established distribution network throughout Europe, both of which enhance Carlisle’s goal of expanding its global presence. The European market shows favorable trends towards single-ply roofing applications and Carlisle can provide additional product development and other growth resources to PDT.  Goodwill arising from the acquisition of PDT is not deductible for income tax purposes.  All of the preliminary goodwill was assigned to the Construction Materials segment. Preliminary indefinite-lived intangible assets of $6.9 million represent acquired trade names.  Of the $57.1 million value preliminarily allocated to definite-lived intangible assets, approximately $33.3 million was allocated to patents, with preliminary useful lives ranging from 10 to 25 years and $23.8 million was allocated to customer relationships, with preliminary useful lives of 19 years.

The fair values of the property, plant and equipment and other intangible assets are preliminary and subject to change pending receipt of the final third-party valuations for those assets.  The Company has also recorded deferred tax liabilities related to the property, plant and equipment and intangible assets as of August 1, 2011 which are preliminary and subject to change pending final assessment of the acquisition date fair values and tax basis of the acquired assets and assumed liabilities.

Note 5 - Discontinued Operations and Assets Held for Sale

On January 2, 2012 the Company completed the sale of the PDT Profiles business for €17.1 million, or $22.1 million.  The Company had acquired all of the equity of PDT on August 1, 2011 (see Note 4).  Included with the acquisition were certain assets associated with the PDT Profiles business, which the Company classified as held for sale at the date of acquisition.  No gain or loss was recognized upon the sale of PDT Profiles.

At December 31, 2011, $22.7 million of assets held for sale included inventory, property, plant and equipment, and related intangible assets of the PDT Profiles.  The Company had no net income from discontinued operations in the three months ended March 31, 2012.  Net income before income taxes from discontinued operations were $0.1 million in the three months ended March 31, 2011.

Note 6 - Exit and Disposal Activities

Exit and disposal activities of $0.3 million related to loss on sale of assets were included in Other expense, net during the three months ended March 31, 2012.  Exit and disposal activities of $2.4 million related to termination benefits and other associated costs were included in Cost of goods sold during the three months ended March 31, 2011.  Accrued exit and disposal costs of $0.8 million and $1.2 million were included in Accrued expenses at March 31, 2012 and December 31, 2011, respectively.

Carlisle Transportation Products — In the third quarter of 2009, the Company announced plans to consolidate its tire manufacturing operations in Heflin, AL, Carlisle, PA and portions of Buji, China into a new facility in Jackson, TN.  The consolidation was substantially completed in first quarter of 2011; however additional activities related to this consolidation were completed in the fourth quarter of 2011.  The total cost of the project was approximately $20.9 million.  During the first three months of 2011, the Company incurred $2.0 million of exit and disposal costs, consisting of $1.7 million of relocation expenses and $0.3 million of employee termination costs, associated with the consolidation.  Included in Accrued Expenses at March 31, 2012 was $0.3 million related to unpaid severance.  The company expects no additional costs to be incurred related to this project.

Carlisle Brake & Friction — In the third quarter of 2011, the Company decided to close its braking plant in Canada.  The project is expected to cost approximately $1.3 million, including employee termination costs and other associated costs.  Costs incurred in the first quarter of 2012 were $0.3 million, reflecting loss on sale of assets in connection with the plant closure.  As of March 31, 2012 a $0.5 million liability, reported in Accrued expenses, exists for unpaid pensions and lease termination costs.

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

Note 7 - Stock-Based Compensation

Stock-based compensation cost is recognized over the requisite service period, which generally equals the stated vesting period, unless the stated vesting period exceeds the date upon which an employee reaches retirement eligibility.  Pre-tax stock-based compensation expense of $5.4 million and $3.8 million was recognized for the three months ended March 31, 2012 and 2011, respectively.

2008 Executive Incentive Program

The Company maintains an Executive Incentive Program (the “Program”) for executives and certain other employees of the Company and its operating divisions and subsidiaries. The Program was approved by shareholders on April 20, 2004. The Program allows for awards to eligible employees of stock options, restricted stock, stock appreciation rights, performance shares and units or other awards based on Company common stock. At March 31, 2012, 1,216,423 shares were available for grant under this plan, of which 190,320 shares were available for the issuance of stock awards.

2005 Nonemployee Director Equity Plan

The Company also maintains the Nonemployee Director Equity Plan (the “Plan”) for members of its Board of Directors, with the same terms and conditions as the Program. At March 31, 2012, 279,843 shares were available for grant under this plan, of which 49,843 shares were available for the issuance of stock awards. Members of the Board of Directors that receive stock-based compensation are treated as employees for accounting purposes.

Grants

In the first quarter of 2012 the Company awarded 481,215 stock options, 83,745 restricted stock awards, 83,745 performance share awards and 11,298 restricted stock units with an aggregate grant-date fair value of approximately $17.6 million to be expensed over the requisite service period for each award.

Stock Option Awards

Effective 2008, options issued under these plans vest one-third on the first anniversary of grant, one-third on the second anniversary of grant and the remaining one-third on the third anniversary of grant. All options have a maximum term life of 10 years. Shares issued to cover options under the Program and the Plan may be issued from shares held in treasury, from new issuances of shares, or a combination of the two.

The share-based compensation expense related to stock options was as follows:

	Three Months Ended March 31,
(in millions, except per share amounts)	2012	2011
Pre-tax compensation expense	$1.8	$0.9

After-tax compensation expense	$1.2	$0.6

Impact on diluted EPS	$0.02	$0.01

The Company utilizes the Black-Scholes-Merton (“BSM”) option pricing model to determine the fair value of its stock option awards. The BSM relies on certain assumptions to estimate an option’s fair value. The weighted average assumptions used in the determination of fair value for stock option awards in 2012 and 2011 were as follows:

	2012	2011
Expected dividend yield	1.5%	1.7%
Expected life in years	5.78	5.76
Expected volatility	36.0%	32.0%
Risk-free interest rate	0.9%	2.2%
Weighted average fair value	$14.57	$10.61

The expected life of options is based on the assumption that all outstanding options will be exercised at the midpoint of the valuation date and the option expiration date. The expected volatility is based on historical volatility as well as implied volatility of the Company’s options. The risk free interest rate is based on rates of U.S. Treasury issues with a remaining life equal to the expected life of the option. The expected dividend yield is based on the projected annual dividend payment per share, divided by the stock price at the date of grant.

Restricted Stock Awards

Restricted stock awarded under the Program is generally released to the recipient after a period of three years; however, 56,700 shares awarded to executive management in February 2008 vest ratably over five years.  The $49.56 grant date fair value of the 2012 restricted stock awards, which are released to the recipient after a period of three years, is based on the closing market price of the stock on the day of grant.

Performance Share Awards

The performance shares vest based on the employee rendering three years of service to the Company, and the attainment of a market condition over the performance period, which is based on the Company’s relative total shareholder return versus the S&P Midcap 400 Index® over a pre-determined time period as determined by the Compensation Committee of the Board of Directors.  The grant date fair value of the 2012 performance shares of $69.76 was estimated using a Monte-Carlo simulation approach based on a three year measurement period.  Such approach entails the use of assumptions regarding the future performance of the Company’s stock and those of the S&P Midcap 400 Index®.  Those assumptions include expected volatility, risk-free interest rates, correlation coefficients and dividend reinvestment.  Dividends accrue on the performance shares during the performance period and are to be paid in cash based upon the number of awards ultimately earned. The Company expenses the compensation cost associated with the performance awards on a straight-line basis over the vesting period of three years.

Restricted Stock Units

The restricted stock units awarded to eligible directors are fully vested and will be paid in shares of Company common stock after the director ceases to serve as a member of the Board, or if earlier, upon a change in control of the Company.  The $49.56 grant date fair value of the 2012 restricted stock units is based on the closing market price of the stock on the day of grant.

Note 8 - Income Taxes

The estimated annual effective income tax rate applied to continuing operations for the three months ended March 31, 2012 was 33.1% compared to an effective income tax rate of 33.5% for the three months ended March 31, 2011.

The year to date effective tax rate of 33.1% varies from the United States statutory rate of 35.0% primarily due to the deduction for U.S. production activities and earnings in foreign jurisdictions taxed at rates lower than the U.S. federal rate.

Note 9 - Earnings Per Share

The Company’s unvested restricted shares and restricted stock units contain nonforfeitable rights to dividends and, therefore, are considered participating securities for purposes of computing earnings per share pursuant to the two-class method. The computation below of earnings per share excludes the income attributable to the unvested restricted shares and restricted stock units from the numerator and excludes the dilutive impact of those underlying shares from the denominator.  Stock options are included in the calculation of diluted earnings per share utilizing the treasury stock method and performance share awards are included in the calculation of diluted earnings per share using the contingently issuable method.  Neither are considered to be participating securities as they do not contain non-forfeitable dividend rights.

The following reflects the Income from continuing operations and share data used in the basic and diluted earnings per share computations using the two-class method:

In millions, except share and per share amounts	2012	2011

Numerator:

Income from continuing operations	$60.0	$33.3
Less: dividends declared - common stock outstanding, unvested restricted shares and restricted share units	(11.2)	(10.5)
Undistributed earnings	48.8	22.8
Percent allocated to common shareholders (1)	99.4%	99.0%
	48.5	22.6
Add: dividends declared - common stock	11.1	10.4
Numerator for basic and diluted EPS	$59.6	$33.0

Denominator (in thousands):
Denominator for basic EPS: weighted-average common shares outstanding	61,913	61,134
Effect of dilutive securities:
Performance awards	429	209
Stock options	887	838
Denominator for diluted EPS: adjusted weighted average common shares outstanding and assumed conversion	63,229	62,181

Per share income from continuing operations:
Basic	$0.96	$0.54
Diluted	$0.94	$0.53

(1) Basic weighted-average common shares outstanding	61,913	61,134
Basic weighted-average common shares outstanding, unvested restricted shares expected to vest and restricted share units	62,309	61,769
Percent allocated to common shareholders	99.4%	99.0%

To calculate earnings per share for the Income from discontinued operations and for Net income, the denominator for both basic and diluted earnings per share is the same as used in the above table. The Income from discontinued operations and the Net income were as follows:

	Three Months Ended March 31,
In millions, except share amounts	2012	2011

Income from discontinued operations attributable to common shareholders for basic and diluted earnings per share	$—	$0.1

Net income attributable to common shareholders for basic and diluted earnings per share	$59.6	$33.1

Antidilutive stock options excluded from EPS calculation (2)	476	1,331

(2)          Represents stock options excluded from the calculation of diluted earnings per share as such options had exercise prices in excess of the weighted-average market price of the Company’s common stock during these periods.  Amounts in thousands.

Note 10 - Fair Value Measurements

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

Recurring Measurements

The fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
	Balance at	Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
In millions	2012	Level 1	Level 2	Level 3

Cash and cash equivalents	$68.9	$68.9	$—	$—
Short-term investments	1.4	1.4	—	—
Total assets measured at fair value	$70.3	$70.3	$—	$—

Contingent consideration	$5.0	$—	$—	$5.0
Total liabilities measured at fair value	$5.0	$—	$—	$5.0

Short-term investments of $1.4 million at March 31, 2012 consist of investments held in mutual funds and cash for the Company’s deferred compensation program and are classified in the condensed consolidated balance sheet at March 31, 2012 in Prepaid expenses and other current assets.  Such investments and cash are held in a Rabbi trust and are unavailable to the Company other than for payment of benefits under the deferred compensation program.  Contingent consideration represents fair value of the earn-out associated with the purchase of PDT.  The fair value was €3.7 million at March 31, 2012.  See Note 4 for further information regarding the PDT acquisition.

		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
	Balance at	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
In millions	2011	Level 1	Level 2	Level 3

Cash and cash equivalents	$74.7	$74.7	$—	$—
Short-term investments	0.6	0.6	—	—
Total assets measured at fair value	$75.3	$75.3	$—	$—

Contingent consideration	$5.2	$—	$—	$5.2
Total liabilities measured at fair value	$5.2	$—	$—	$5.2

Short-term investments of $0.6 million at December 31, 2011 consist of investments held in mutual funds and cash for the Company’s deferred compensation program and are classified in the consolidated balance sheet at December 31, 2011 in Prepaid expenses and other current assets.  Contingent consideration represents fair value of the earn-out associated with the purchase of PDT.

Non-Recurring Measurements

For the three months ended March 31, 2012 and 2011, there were no non-recurring fair value measurements subsequent to initial recognition.  See Note 4 for information regarding assets acquired and liabilities assumed in the Hertalan, Tri-Star, and PDT acquisitions measured at fair value at initial recognition.

Note 11 - Inventories

The components of inventories at March 31, 2012 and December 31, 2011 were as follows:

	March 31,	December 31,
In millions	2012	2011
Finished goods	$319.6	$308.7
Work-in-process	70.3	56.7
Raw materials	194.3	179.8
Capitalized variances	(5.5)	30.2
Reserves	(35.9)	(33.8)
	542.8	541.6
Inventories associated with assets held for sale	—	(2.6)
Inventories	$542.8	$539.0

Note 12—Property, Plant and Equipment

The components of property, plant and equipment at March 31, 2012 and December 31, 2011 were as follows:

	March 31,	December 31,
In millions	2012	2011
Land	$38.8	$36.5
Buildings and leasehold improvements	287.8	276.3
Machinery and equipment	791.1	790.1
Projects in progress	51.6	38.6
	1,169.3	1,141.5
Accumulated depreciation	(594.2)	(577.4)
Property, plant and equipment, net, associated with assets held for sale	—	(3.8)
Property, plant and equipment, net	$575.1	$560.3

Property, plant and equipment at March 31, 2012 include assets acquired from Hertalan and at December 31, 2011 include assets acquired from Tri-Star and PDT, recorded at estimated fair value based on preliminary valuation studies.  See Note 4 for further information regarding these acquisitions.

Note 13 - Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2012 were as follows:

	Construction	Transportation	Brake and	Interconnect	FoodService	Disc.
In millions	Materials	Products	Friction	Technologies	Products	Ops	Total
Gross balance at January 1, 2012	112.6	155.5	226.7	345.6	60.3	47.4	948.1
Goodwill acquired during year	20.6	—	—	—	—	—	20.6
Measurement period adjustments	0.6	—	—	0.1	—	—	0.7
Resegmentation of Styled Wheels business	—	(8.0)	8.0	—	—	—	—
Currency translation	1.0	—	—	—	—	—	1.0
Gross balance at March 31, 2012	134.8	147.5	234.7	345.7	60.3	47.4	970.4
Accumulated impairment losses	—	(55.5)	—	—	—	(47.4)	(102.9)
Net balance at March 31, 2012	$134.8	$92.0	$234.7	$345.7	$60.3	$—	$867.5

On March 9, 2012, the Company acquired Hertalan for a total purchase price of €37.3 million, or $49.2 million, net of €0.1 million, or $0.1 million, cash acquired.  The resulting preliminary goodwill recorded of $20.6 million was allocated to the Construction Materials reporting unit.  See Note 4 for further information regarding the Hertalan acquisition.

The Company’s Other intangible assets, net at March 31, 2012, were as follows:

	Acquired	Accumulated	Net Book
In millions	Cost	Amortization	Value
Assets subject to amortization:
Patents	$90.2	$(14.6)	$75.6
Customer Relationships	371.2	(53.4)	317.8
Other	16.8	(7.7)	9.1
Assets not subject to amortization:
Trade names	83.6	—	83.6
Other intangible assets, net	$561.8	$(75.7)	$486.1

Fluctuations in the acquired cost of Other intangible assets reflect the March 9, 2012 acquisition of Hertalan and changes in purchase price allocations of Tri-Star and PDT based on updated third-party valuations.  The Company’s Other intangible assets, net at December 31, 2011 were as follows:

	Acquired	Accumulated	Net Book
In millions	Cost	Amortization	Value
Assets subject to amortization:
Patents	$139.1	$(12.2)	$126.9
Customer Relationships	275.7	(47.8)	227.9
Other	20.4	(7.4)	13.0
Assets not subject to amortization:
Trade names	111.4	—	111.4
Other intangible assets, net	$546.6	$(67.4)	$479.2

Estimated amortization expense for the remainder of 2012 and the next four years is as follows: $21.4 million remaining in 2012, $27.6 million in 2013, $27.3 million in 2014, $26.9 million in 2015 and $26.0 million in 2016.

The net carrying values of the Company’s Other intangible assets by reportable segment as of March 31, 2012 and December 31, 2011 were as follows:

	March 31,	December 31,
In millions	2012	2011

Carlisle Construction Materials	$84.1	$71.8
Carlisle Transportation Products	—	2.7
Carlisle Brake & Friction	144.9	144.0
Carlisle Interconnect Technologies	219.9	222.8
Carlisle FoodService Products	37.2	37.9
Total	$486.1	$479.2

Note 14 - Commitments and Contingencies

Leases

The Company currently leases a portion of its manufacturing facilities, distribution centers and equipment, some of which include scheduled rent increases stated in the lease agreement generally expressed as a stated percentage increase of the minimum lease payment over the lease term.  The Company currently has no leases that require rent to be paid based on contingent events nor has it received any lease incentive payments.  Rent expense was $7.5 million and $6.8 million for the three months ended March 31, 2012 and 2011, respectively, inclusive of rent based on scheduled rent increases and rent holidays recognized on a straight-line basis.  Future minimum payments under the Company’s various non-cancelable operating leases are approximately $18.2 million for the remainder of 2012, $19.8 million in 2013, $16.6 million in 2014, $13.8 million in 2015, $11.2 million in 2016 and $44.5 million thereafter.

Purchase Obligations

Although the Company has entered into purchase agreements for certain key raw materials, there were no such contracts with a term exceeding one year in place at March 31, 2012.

Workers’ Compensation, General Liability and Property Claims

The Company is self-insured for workers’ compensation, medical and dental, general liability and property claims up to applicable retention limits. Retention limits are $1.0 million per occurrence for general liability, $0.5 million per occurrence for workers’ compensation, $0.25 million per occurrence for property and up to $1.0 million for medical claims. The Company is insured for losses in excess of these limits.

The Company has accrued approximately $23.0 million and $22.9 million related to workers’ compensation claims at March 31, 2012 and December 31, 2011, respectively.  The amounts recognized are presented in Accrued expenses in the condensed consolidated balance sheet.  The liability related to workers’ compensation claims, both those reported to the Company and those incurred but not yet reported, is estimated based on actuarial estimates and loss development factors and the Company’s historical loss experience.

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

Generally, the Company has obtained dismissals or settlements of its asbestos-related lawsuits with no material effect on its financial condition, results of operations or cash flows.  The Company maintains insurance coverage that applies to the Company’s defense costs and payments of settlements or judgments in connection with asbestos-related lawsuits.

At this time, the amount of reasonably possible additional asbestos claims, if any, is not material to the Company’s financial position, results of operations or operating cash flows although these matters could result in the Company being subject to monetary damages, costs or expenses, and charges against earnings in particular periods.

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

Note 15 - Borrowings

As of March 31, 2012 and December 31, 2011 the Company’s borrowings were as follows:

	March 31,	December 31,
In millions	2012	2011
5.125% notes due 2020, net of unamortized discount of ($1.0) and ($1.0) respectively	$249.0	$249.0
6.125% notes due 2016, net of unamortized discount of ($0.5) and ($0.5) respectively	149.5	149.5
Revolving credit facility	360.0	348.0
Industrial development and revenue bonds through 2018	5.5	5.5
Other, including capital lease obligations	2.4	10.4
Total long-term debt	766.4	762.4
Less current portion	(162.1)	(158.1)
Total long-term debt, net of current portion	$604.3	$604.3

Revolving Credit Facilities

As of March 31, 2012 the Company had $240.0 million available under its Third Amended and Restated Credit Agreement (the “Amended Credit Agreement” or the “Facility”) administered by JPMorgan Chase Bank, N.A.  Of the total $360.0 million borrowed under the Amended Credit Agreement at March 31, 2012, $310.2 million was borrowed and outstanding in connection with the financing of the Hertalan and Tri-Star acquisitions.  Under the terms of the Amended Credit Agreement, and at the Company’s election, the full amount outstanding of $360.0 million was payable in April 2012 (30 days from the date of funding).  However, the Company has the option to rollover amounts payable, at differing tenors and interest rates, until the Facility expires in October of 2016.  The Company expects that $200.0 million of the $360.0 million outstanding will be rolled over for a period longer than one year.  Accordingly, $160.0 million has been presented in Short-term debt, including current maturities in the condensed consolidated balance sheet.

Uncommitted Line of Credit

The Company also maintains an uncommitted line of credit of which $45.0 million and $35.0 million was available for borrowing as of March 31, 2012 and December 31, 2011, respectively.  The average interest rate on the uncommitted line of credit was 1.50% and 1.50% for the three months ended March 31, 2012 and 2011, respectively.

Letters of Credit

As of March 31, 2012, the Company had outstanding issued letters of credit amounting to $31.1 million.  Letters of credit are issued primarily to provide security under insurance arrangements and certain borrowings.  Letters of credit were previously issued under the Company’s revolving credit facility and reduced the amount available for borrowings under the facility.  Currently, the Company’s letters of credit are issued separately from its revolving credit facility and do not affect borrowing availability under the credit facility.

Covenants and Limitations

Under the Company’s various debt and credit facilities, the Company is required to meet various restrictive covenants and limitations, including certain net worth, cash flow ratios and limits on outstanding debt balances held by certain subsidiaries. The Company was in compliance with all covenants and limitations in 2012 and 2011.

Other Matters

Cash payments for interest were $5.9 million and $4.7 million in the three months ended March 31, 2012 and 2011, respectively. Interest expense, net is presented net of interest income of $0.1 million and $0.2 million in the three months ended March 31, 2012 and 2011, respectively.

At March 31, 2012, the fair value of the Company’s par value $250 million, 5.125% senior notes due 2020 and par value $150 million, 6.125% senior notes due 2016, using the Level 2 inputs, is approximately $270.2 million and $166.8 million, respectively. Fair value is estimated based on current yield rates plus the Company’s estimated credit spread available for financings with similar terms and maturities.  The Company estimates that the fair value of amounts outstanding under the Facility approximates their carrying value.

Note 16 - Retirement Plans

Defined Benefit Plans

The Company maintains defined benefit retirement plans for certain employees. Benefits are based primarily on years of service and earnings of the employee. The Company recognizes the funded status of its defined benefit pension plans in the condensed consolidated balance sheets. The funded status is the difference between the retirement plans’ projected benefit obligation and the fair value of the retirement plans’ assets as of the measurement date.

Post-retirement Welfare Plans

The Company also has a limited number of unfunded post-retirement welfare programs. The Company’s liability for post-retirement medical benefits is limited to a maximum obligation; therefore, the Company’s liability is not materially affected by an assumed health care cost trend rate.

Components of net periodic benefit cost for the three months ended March 31 were as follows:

	Pension Benefits		Post-retirement Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
In millions	2012	2011	2012	2011
Service cost	$1.2	$1.3	$—	$—
Interest cost	2.5	2.7	0.1	0.1
Expected return on plan assets	(3.5)	(3.7)	—	—
Amortization of unrecognized net loss	1.3	1.1	—
Net periodic benefit costs	$1.5	$1.4	$0.1	$0.1

The Company made no contributions to the pension plans during the three month period ended March 31, 2012 and March 31, 2011 respectively.  The Company expects to contribute approximately $4.0 million to the pension plans in 2012.

Defined Contribution Plans

The Company maintains defined contribution plans covering a significant portion of its employees. Expenses for the plans were approximately $3.4 million and $3.0 million in the three months ended March 31, 2012 and 2011, respectively. Full year contributions are expected to approximate $11.6 million.

Deferred Compensation Program

The Company maintains a non-qualified deferred compensation program for certain employees.  Assets of the program are held in a Rabbi trust and are unavailable to the Company other than for payment of benefits under the program.  Deferred compensation assets of $1.4 million and $0.6 million are classified in Prepaid expenses and other current assets at March 31, 2012 and December 31, 2011, respectively.

ESOP Plan

The Company sponsors an employee stock ownership plan (“ESOP”) as part of one of its existing savings plans. Costs for the ESOP are included in the previously stated expenses. The ESOP is available to eligible domestic employees and includes a match of contributions made by plan participants to the savings plan up to a maximum of 4.00% of a participant’s eligible compensation, divided between cash and an employee-directed election of the Company’s common stock, not to exceed 50% of the total match, for non-union employees. Union employees’ match may vary and is based on negotiated union agreements. Participants are not allowed to direct savings plan contributions to an investment in the Company’s common stock. Total shares held by the ESOP were 1.8 million and 1.9 million at March 31, 2012 and December 31, 2011, respectively.

Note 17 - Product Warranties

The Company offers various warranty programs on its products, primarily installed roofing systems, braking products, aerospace cables and assemblies, and foodservice equipment. The change in the Company’s aggregate product warranty liabilities, including accrued costs and loss reserves associated with extended product warranties for the three months ended March 31, 2012 was as follows:

In millions	2012
December 31, 2011 reserve	$19.9
Current year provision	3.1
Current year claims	(3.7)
March 31, 2012 reserve	$19.3

The Company also offers separately priced extended warranty contracts on sales of certain products, the most significant being those offered on its installed roofing systems within the Construction Materials segment.  The amount of revenue recognized due to extended product warranty revenues was $4.1 million for the three months ended March 31, 2012 and $3.9 million for the three months ended March 31, 2011.

Product warranty deferred revenue as of March 31, 2012 and December 31, 2011 was as follows:

	March 31,	December 31,
In millions	2012	2011
Deferred revenue
Current	$16.1	$15.9
Long-term	131.2	128.6
Deferred revenue	$147.3	$144.5

Note 18 - Other Long-Term Liabilities

The components of other long-term liabilities were as follows:

	March 31,	December 31,
In millions	2012	2011
Deferred taxes and other tax liabilities	$258.9	$253.8
Pension and other post-retirement obligations	18.9	19.1
Deferred credits	9.7	9.1
Deferred compensation	6.3	5.5
Other	3.5	2.8
Other long-term liabilities	$297.3	$290.3

Deferred credits consist primarily of contingent consideration for acquisitions and liabilities related to straight-line recognition of leases.  The increase in other long-term liabilities from December 31, 2011 to March 31, 2012 was primarily the result of those assumed in the Hertalan acquisition.  See Note 4.

Note 19 — Subsequent Event

On April 19, 2012, the Company entered into an agreement with the buyer of its specialty trailer business whereby the contingent consideration related to the October 2010 sale was settled for $3.75 million.  This amount will be recognized as a gain on sale within discontinued operations during the second quarter of 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Carlisle Companies Incorporated (“Carlisle”, the “Company”, “we”, “us” or “our”) is a diversified manufacturing company focused on achieving profitable growth internally through new product development, product line extensions, entering new markets and externally through acquisitions that complement our existing technologies, products and market channels. We manage our businesses under the following segments:

•                  Carlisle Construction Materials (“CCM” or the “Construction Materials segment”);

•                  Carlisle Transportation Products (“CTP” or the “Transportation Products segment”);

•                  Carlisle Brake & Friction (“CBF” or the “Brake & Friction segment”);

•                  Carlisle Interconnect Technologies (“CIT” or the “Interconnect Technologies segment”); and

•                  Carlisle FoodService Products (“CFSP” or the “FoodService Products segment”).

We are a diverse multi-national company with manufacturing operations located throughout North America, Europe, and the Asia Pacific region. Management focuses on maintaining a strong and flexible balance sheet, year-over-year improvement in sales, earnings before interest and income taxes (“EBIT”) margins and earnings, globalization, and reducing working capital (defined as Receivables, Inventories, net of Accounts payable) as a percentage of Net Sales.  Resources are allocated among the operating companies based on management’s assessment of their ability to obtain leadership positions and competitive advantages in the markets they serve.

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

Net sales increased 28% in the first quarter of 2012 to $889.3 million, compared to $693.6 million for the same period in 2011.  For the first quarter of 2012, organic growth of 22% was driven by a 15% increase in sales volumes across all segments and 7% overall increase in selling prices. Our strong organic sales growth was driven by significantly higher demand for reroofing applications in our Construction Materials segment and high demand for our aerospace applications in the Interconnect Technologies segment.  In addition, our Carlisle Brake & Friction and Carlisle Transportation Products segments experienced organic sales growth of 13.0% and 15.4%, respectively.  Acquisitions in the Carlisle Interconnect Technologies and Carlisle Construction Materials segments contributed $43.6 million, or 6%, to net sales in the first quarter of 2012.  During the first quarter of 2012, the decrease in net sales from fluctuations in foreign currency exchange rates was negligible.

For the first quarter of 2012, we achieved 74% EBIT growth on 28% net sales growth reflecting strong performance from our higher margin Construction Materials, Brake & Friction and Interconnect Technologies segments.  EBIT margin increased from 8.0% during the first quarter of 2011 to 10.8% in the first quarter of 2012.

Income from continuing operations, net of tax, of $60.0 million grew 80% in the first quarter of 2012 from income of $33.3 million in the first quarter of 2011.  Income in the first quarter of 2012 was positively impacted by strong sales volume growth, increased selling prices offsetting higher raw material costs primarily within the Construction Materials segment and savings from the Carlisle Operating System.

For the full year of 2012, we expect percentage sales growth from acquisitions and organic growth to total in the mid-teens and continued margin improvement versus the prior year comparative periods.  However, uncertainty regarding higher raw material costs, global market conditions and economic recovery could place negative pressure on sales and earnings in the remainder of the year.

Sales and Earnings

Net Sales

	First three months			Acquisition	Volume	Price	Product	Exchange
(in millions)	2012	2011	Change	Effect	Effect	Effect	Mix Effect	Rate Effect

Net Sales	$889.3	$693.6	28.2%	6.3%	15.3%	6.6%	0.2%	-0.2%

Organic sales growth of 22% during the first quarter of 2012 was led by 34% organic growth in Construction Materials and 29% organic growth in the Interconnect Technologies segment.  The Brake & Friction and Transportation Products segments had organic sales growth of 13% and 15%, respectively. The increase in sales from pricing primarily reflected the impact of selling price actions in the Construction Materials and Transportation Products segments.  Acquisitions in the Interconnect Technologies and Construction Materials segments contributed $43.6 million to net sales in the first quarter of 2012.

We have a long-term goal of achieving 30% of total net sales from outside the United States.  Total sales to customers located outside the United States increased from $125.1 million in the first quarter of 2011, or 18.0% of net sales, to $190.0 million in the first quarter of 2012, or 21.4% of net sales, primarily reflecting $27.5 million in additional sales from the acquisitions of Hertalan, Tri-Star, and PDT, increased global demand for our products and increased sales and distribution expansion efforts by all of our segments.

Gross Margin

	First three months
	2012	2011	Change

Gross profit	$211.2	$147.1	43.6%

Gross margin	23.7%	21.2%

For the first quarter 2012, gross margin (gross profit expressed as a percentage of net sales) improved 250 basis points versus the prior year period due to higher sales volume across all segments, increased selling prices offsetting higher raw material costs, production efficiencies from the Carlisle Operating System and savings from restructuring efforts and operational improvements within the Transportation Products segment.

Selling and Administrative Expenses

	First three months
(in millions)	2012	2011	Change

Selling & Administrative	$107.5	$85.7	25.4%

As a percentage of net sales	12.1%	12.4%

Selling and administrative expenses in the first quarter of 2012 included $8.8 million in selling expenses and administrative costs for acquisitions in the Interconnect Technologies and Construction Materials segments and include $0.8 million of transaction expenses to acquire Hertalan.  In addition to the impact of acquisitions, selling and administrative expenses were higher in connection with sales volume growth and higher stock-based compensation expense.

Research and Development Expenses

	First three months
(in millions)	2012	2011	Change

Research and Development	$7.8	$7.0	11.4%

As a percentage of net sales	0.9%	1.0%

The increase in research and development expenses during the three months ending March 31, 2012 reflected expenses of $0.4 million related to acquisitions in the Interconnect Technologies and Construction Materials segments and increased activities related to product reengineering and development.

EBIT (Earnings Before Interest and Taxes)

	First three months
(in millions)	2012	2011	Change

EBIT	$96.2	$55.2	74.3%

EBIT Margin	10.8%	8.0%

The increase in EBIT from the first quarter of 2011 to the first quarter of 2012 was primarily attributable to strong organic sales growth, most notably in the Construction Materials segment, increased selling prices offsetting raw material increases, reduction in operating costs attributable to efficiencies gained through the Carlisle Operating System and operational improvements within the Transportation Products segment.  EBIT from the acquisitions of Tri-Star in the Interconnect Technologies segment and PDT and Hertalan in the Construction Materials segment was $1.5 million, which included $4.6 million related to transaction costs and additional Cost of goods sold related to recording the acquired Hertalan and Tri-Star inventory at estimated fair value.  By comparison, our total EBIT during the first three months of 2011 was reduced by $2.4 million in plant restructuring costs and $1.7 million in expense related to the fair valuation of inventory from the Hawk acquisition.  EBIT margin increased 280 basis points to 10.8% in the first quarter of 2012 from the prior year period reflecting strong earnings leverage of 28% sales growth.

Interest Expense

	First three months
(in millions)	2012	2011	Change

Gross interest expense	$6.6	$5.3
Interest Income	(0.1)	(0.2)
Interest Expense, net	$6.5	$5.1	27.5%

Increase in interest expense for the first quarter of 2012 versus the prior year period reflects higher borrowing levels and higher interest rates under our recently renewed revolving credit facility.  Our current facility has a short-term borrowing rate of LIBOR plus 105 basis points versus a rate under our prior facility of LIBOR plus 35 basis points.  Borrowings under our current credit facility totaled $360 million as of March 31, 2012 and primarily reflect funding for the Tri-Star acquisition in December 2011, the Hertalan acquisition in March 2012 as well as for general operating purposes.

Income Taxes

	First three months
(in millions)	2012	2011	Change

Income tax expense	$29.7	$16.8	76.8%

Effective tax rate	33.1%	33.5%

Our effective income tax rate varies from the statutory rate within the United States of 35% due primarily to the deduction attributable to U.S. production activities, state tax requirements, earnings in foreign jurisdictions taxed at rates different from the statutory U.S. federal rate, and tax credits.  The effective tax rate for the full year 2011 was 28.4% and was reduced by excess tax credits generated as part of a repatriation of foreign earnings which occurred during 2011.  The effective tax rate for the full year of 2012 is forecasted to be 33%.

Income from Continuing Operations and Net Income

	First three months
(in millions)	2012	2011	Change

Income from continuing operations, net of tax	$60.0	$33.3	80.2%

EPS
Basic	$0.96	$0.54
Diluted	0.94	0.53

	First three months
(in millions)	2012	2011	Change

Net Income	$60.0	$33.4	79.7%

EPS
Basic	$0.96	$0.54
Diluted	0.94	0.53

The increase in income from continuing operations, net of tax, and in net income in the first quarter of 2012 was primarily attributable to the EBIT increase of 74% and a slightly lower effective tax rate in the first quarter of 2012 versus the prior year period.

Acquisitions and Disposals

On March 9, 2012, we acquired 100% of the equity of Hertalan Holding B.V. (“Hertalan”) for a total cash purchase price of €37.3 million, or $49.2 million, net of €0.1 million, or $0.1 million, cash acquired.  The Company funded the acquisition with borrowings under its $600 million senior unsecured revolving credit facility (the “Facility”) and cash on hand.  The acquisition of Hertalan strengthens the Company’s ability to efficiently serve European customers in the EPDM roofing market in Europe with local manufacturing and established distribution channels.  Hertalan operates within the Construction Materials segment. As of March 31, 2012, the preliminary amount of goodwill recorded related to the acquisition of Hertalan was approximately $20.6 million.

On December 2, 2011, we acquired 100% of the equity of TSEI Holdings, Inc. (“Tri-Star”) for a total cash purchase price of $284.8 million, net of $4.5 million cash acquired.  The Company funded the acquisition with borrowings under the Facility.  The acquisition of Tri-Star adds capabilities and technology to strengthen the Company’s interconnect products business by expanding its product and service range to its customers.  Tri-Star operates within the Interconnect Technologies segment. As of March 31, 2012, the preliminary amount of goodwill recorded related to the acquisition of Tri-Star was approximately $156.8 million.

On August 1, 2011, we acquired 100% of the equity of PDT Phoenix GmbH (“PDT”) for €82.3 million, or $118.6 million, of which €78.7 million, or $113.4 million, was paid in cash initially funded with borrowings under our revolving credit facility, most of which were subsequently repaid, as well as cash on hand.  The purchase price provides for contingent consideration based on future earnings.  The fair value of contingent consideration recognized at the acquisition date was $5.2 million.  PDT operates within the Construction Materials segment.  PDT is a leading manufacturer of EPDM-based (rubber) roofing membranes and industrial components serving European markets. The acquisition of PDT provides a platform to serve the European market for single-ply roofing systems, and expands our growth internationally.  As of March 31, 2012, the preliminary amount of goodwill recorded related to the acquisition of PDT was approximately $30.4 million.

On January 2, 2012 we sold the profiles and frames business portion of PDT (“PDT Profiles”) for cash proceeds of $22.1 million.  No gain or loss was recognized upon the sale of PDT Profiles.

Financial Reporting Segments

Carlisle Construction Materials (“CCM”)

	First Three Months
			Change	Change
(in millions)	2012	2011	$	%

Net Sales	$353.9	$251.3	$102.6	40.8%

EBIT	$42.0	$18.0	$24.0	133.3%

EBIT Margin	11.9%	7.2%

CCM’s sales growth of 41% during the first quarter of 2012 versus the prior year period reflected organic sales growth of 34% and acquisition growth of 7%.  CCM’s organic sales growth primarily reflected higher sales volume in its commercial re-roofing business and, to a lesser extent, higher selling prices from pricing actions taken since the first quarter of 2011.  The increase in demand for CCM’s products was partially attributable to drier than usual weather in the first quarter of 2012, an improved financing environment for our customers, and increased orders placed before CCM’s announced April 1 price increase.  The acquisitions of PDT in August of 2011 and Hertalan in March of 2012 contributed $17.9 million to sales during the first quarter of 2012.

CCM achieved significant earnings and margin growth during the first quarter of 2012 compared to the prior year period, reflecting higher sales volume, increased selling prices offsetting higher raw material costs and reduced expenses from the Carlisle Operating System and other operational efficiencies.  Included in EBIT for the three months ended March 31, 2012 was $2.3 million in additional Cost of goods sold related to recording the acquired Hertalan inventory at estimated fair value, and $0.8 million in other transaction expenses for the acquisition of Hertalan.

Net sales and EBIT are generally higher for this segment in the second and third quarters of the year, compared to the first and fourth quarters, due to increased construction activity during these periods. However, sales growth versus the prior year periods for the remaining quarters in 2012 is expected to be lower than the sales growth experienced in the first quarter of 2012. Over the last several years, CCM’s commercial roofing business has shifted significantly towards re-roofing, which currently constitutes approximately 80% of its commercial activity.  The reroofing market is less cyclical and relatively more stable than the new construction market due to the large base of installed roofs requiring replacement in a given year and has recently shown significant demand increases due to the timing of the roofing replacement cycle.  The market for new construction continues to show indications of a slow recovery with small to modest growth.

With the PDT and Hertalan acquisitions, CCM’s presence in Europe has been significantly expanded.  While the European region is experiencing recessionary conditions, the market in Europe for CCM’s EPDM roofing application is expected to continue to grow in replacement of declining demand for modified bitumen roofing systems.

Raw material costs for this segment continue to be mostly higher than the prior year and there is concern over limited supply of certain key raw materials.  CCM’s ability to recover additional raw material costs through price increases or surcharges is subject to significant price competition.

Carlisle Transportation Products (“CTP”)

	First Three Months
			Change	Change
(in millions)	2012	2011	$	%

Sales	$231.5	$200.8	$30.7	15.3%

EBIT	$19.7	$13.5	$6.2	45.9%

EBIT Margin	8.5%	6.7%

CTP’s net sales increase of 15% during the first quarter of 2012 reflected higher selling prices that were implemented in connection with increased raw material costs and higher demand in nearly all of CTP’s primary markets.  CTP experienced significantly higher demand in the agriculture and construction market reflecting growth in the commodities market as well as solid volume growth in our power sports, high speed trailer and our replacement channel markets.

CTP achieved solid improvement in its EBIT performance during the first quarter of 2012 versus the first quarter of 2011.  During 2011, we experienced higher costs associated with operational inefficiency issues connected with the consolidation and start-up of tire operations at our new plant in Jackson, TN, resulting in lower margin performance during 2011. We took a number of actions in 2011 to address improvement measures for CTP and saw substantial improvement in operations at the Jackson plant by the end of 2011.  EBIT improvement in the first quarter of 2012 versus the prior year period primarily reflected efficiency improvements at the Jackson, TN facility, improved selling price realization and savings from the Carlisle Operating System.  In addition, EBIT during the first quarter of 2011 included $2.0 million in expenses related to the consolidation of tire operations into Jackson, TN.  We continue to experience higher raw material costs in this segment which, for the first quarter 2012, were more than offset by increased selling prices.

Net sales and EBIT for CTP are generally higher in the first six months of the year due to peak sales volumes in the outdoor power equipment product line. For the full year 2012, we expect moderate growth in our primary markets, with higher growth anticipated in our agriculture and construction, power sports and high speed trailer markets. We expect overall margin improvement from the prior year due to operational improvements implemented at the Jackson, TN facility.  We saw some stabilization of pricing for natural and synthetic rubber starting in the fourth quarter of 2011; however, CTP faces the potential for further cost increases in the near future due to higher demand expected by the North American and Asian auto industries for rubber.

As of March 31, 2012, the carrying value of CTP’s goodwill was $92.0 million.  Goodwill is tested at least annually for impairment or when evidence of a potential impairment exists. We did not recognize any goodwill impairment during the three months ended March 31, 2012 related to CTP or any of our other segments. However, deterioration of the outlook for CTP could potentially result in a future impairment loss within this segment.  For additional information, refer to “Critical Accounting Policies”.

Carlisle Brake & Friction (“CBF”)

	First Three Months
			Change	Change
(in millions)	2012	2011	$	%

Sales	$133.9	$119.1	$14.8	12.4%

EBIT	$25.2	$19.7	$5.5	27.9%

EBIT Margin	18.8%	16.5%

Organic sales growth for CBF increased during the first quarter of 2012 by 13%, reflecting increases in demand in the agriculture, mining, and construction markets of 34%, 16%, and 15%, respectively.  CBF’s sales growth was partially offset by lower sales in its aerospace and alternative energy markets.  The impact of foreign exchange rates had a marginally negative impact on CBF’s change in net sales in the first quarter of 2012.  Despite economic difficulty within Europe, we experienced 39% growth in sales to customers within Europe during the first quarter of 2012 reflecting continued strength in the agriculture market.  CBF’s customers in Europe service the worldwide agriculture market, which is seeing high demand due to growth in agricultural commodities.  Sales to customers in the Asia Pacific region also grew at a high rate during the first quarter 2012 although lower projected growth rates versus the prior year in China may result in more moderated demand in future periods.

EBIT margin improvement during the first quarter of 2012 at CBF reflected higher sales volumes and savings from the Carlisle Operating System.  Results for the first quarter of 2011 include $1.7 million in additional Cost of goods sold related to recording the acquired Hawk inventory at estimated fair value.

Sales and earnings for CBF tend to be marginally higher in the second and third quarters. The outlook for CBF continues to be favorable due to the specialized nature of its friction and off-highway braking applications, continued growth in infrastructure spending in developing regions such as Asia Pacific and South America and geographic diversity of CBF’s customer base. Growth in demand in the global mining sector driven by the metal commodities market is expected to be more moderated. Growth in demand for CBF’s products in the construction and agriculture market is also expected to be moderately positive.  Sales and EBIT in future periods could be impacted by a downturn in global economic conditions or further slowdown of growth from emerging market countries.

Carlisle Interconnect Technologies (“CIT”)

	First Three Months
			Change	Change
(in millions)	2012	2011	$	%

Sales	$110.7	$65.7	$45.0	68.5%

EBIT	$16.7	$8.9	$7.8	87.6%

EBIT Margin	15.1%	13.5%

CIT’s sales growth of 68% reflected organic growth of 29% and sales contributed from the Tri-Star acquisition of $25.7 million, or 39%.  Organic growth at CIT was driven by 44% growth in the aerospace market, 10% growth in the test and measurement market, partially offset by a 20% decline in the military market due to reductions in government spending.  We continue to achieve significantly higher sales for our in-flight entertainment applications, sales related to the new Boeing 787 program and higher demand for Boeing legacy airline (737 and 777) programs.

CIT’s EBIT margin increase of 160 basis points in the first quarter of 2012 over the prior year period was attributable to higher sales volume and savings from the Carlisle Operating System.  These positive impacts were partially offset by higher raw material costs for silver, tape material used for sealing and thermoplastic resin, and $1.5 million in acquisition costs consisting primarily of additional Cost of goods sold related to recording the acquired Tri-Star inventory at estimated fair value.

We expect additional sales from the ramp up of the Boeing 787 program, which was launched in the second half of 2011, and further integration and synergy savings opportunities with the acquisition of Tri-Star. The long-term growth prospects for the aerospace market continue to be favorable. Demand by airlines for more fuel efficient aircraft, for which we provide many applications, is growing at a high rate worldwide.   However, the impact of further defense budget cuts could have a negative impact on future results.

Carlisle FoodService Products (“CFSP”)

	First Three Months
			Change	Change
(in millions)	2012	2011	$	%

Sales	$59.3	$56.7	$2.6	4.6%

EBIT	$5.5	$5.5	$—	0.0%

EBIT Margin	9.3%	9.9%

CFSP’s first quarter of 2012 sales increase of 5% was primarily driven by moderate strengthening in the core foodservice market.  Sales in the healthcare market were modestly lower.  Restaurant industry indicators through the first quarter of 2012 reflected modest growth. EBIT margin declined slightly primarily reflecting unfavorable mix changes from lower healthcare equipment sales.

Sales for CFSP tend to be marginally stronger in the second and third quarters. Growth rates in both the foodservice and healthcare product sectors have been low due to high unemployment impacting consumer confidence and competitive pricing pressures in the healthcare market. CFSP continues to experience higher costs versus the prior period for key raw materials such as plastic resin. Moreover, CFSP’s ability to recover raw material increases through higher selling prices remains uncertain. CFSP implemented additional price increases effective January 1, 2012 to address increased raw material costs and is undertaking a comprehensive review of its rebates and allowances program with its customers.

Corporate expense

	First Three Months
			Change	Change
(in millions)	2012	2011	$	%

Corporate expenses	$(12.9)	$(10.4)	$(2.5)	-24.0%

As a percentage of net sales	-1.5%	-1.5%

Corporate expenses are largely comprised of compensation, benefits and travel expense for the corporate office staff.  Corporate expenses also include certain external audit fees attributable to corporate activities and internal audit expenses as well as certain costs associated with our strategy to expand in the Asia Pacific region.  We also maintain a captive insurance program for workers compensation costs on behalf of all the Carlisle operating companies. The increase in corporate expense of $2.5 million for the first quarter of 2012 versus the prior year period includes higher stock-based compensation expense higher costs of benefits, and our corporate-led centralized procurement initiative.

Liquidity and Capital Resources

We maintain liquidity sources primarily consisting of cash and cash equivalents and the unused portion of our committed credit facility. As of March 31, 2012, we had $68.9 million of cash and cash equivalents on hand, of which $53.1 million was located in our wholly owned subsidiaries outside the United States.  Cash held by subsidiaries outside the United States is held primarily in the currency of the country in which it is located. Such cash is used to fund the operating activities of our foreign subsidiaries and for further investment in foreign operations. Generally, we consider such cash to be permanently reinvested in our foreign operations and our current plans do not demonstrate a need to repatriate such cash to fund U.S. operations and corporate activities. Repatriation of cash held by foreign subsidiaries may require the accrual and payment of taxes in the United States.

In addition, cash held by subsidiaries in China is subject to local laws and regulations that require government approval for conversion of such cash to and from U.S. dollars as well as for transfer of such cash to entities that are outside of China. As of March 31, 2012, we had cash and cash equivalents of $16.4 million located in wholly owned subsidiaries of the Company within China.

We funded the purchase of Hertalan during the first quarter of 2012 utilizing approximately $28 million of overseas cash, including approximately $22 million received from the sale of PDT Profiles, and the remainder of the purchase price utilizing borrowings under our revolving credit facility.

Sources and Uses of Cash and Cash Equivalents

	Three Months Ended March 31,
In millions	2012	2011
Net cash provided by (used in) operating activities	$48.3	$(0.3)
Net cash used in investing activities	(49.5)	(16.4)
Net cash (used in) provided by financing activities	(5.9)	29.6
Effect of exchange rate changes on cash	1.3	1.9
Change in cash and cash equivalents	$(5.8)	$14.8

The increase in net cash provided by operating activities from the first three months of 2011 to the first three months of 2012 was primarily due to higher earnings during the first three months of 2012 versus the same prior year period and lower usage of cash to fund working capital. Cash used for working capital and other assets and liabilities of $37.4 million for the first three months of 2012 was $23.1 million less than the $60.5 million for the first three months of 2011, despite higher sales growth levels in 2012.  Cash provided by operating activities is generally higher in the second half of the year reflecting collections of accounts receivable from higher sales in the second and third quarters.

We view the ratio of our average working capital balances (defined as the average of the quarter end balances of receivables, plus inventory less accounts payable) as a percentage of annualized sales (defined as year-to-date net sales calculated on an annualized basis) as an important measure of our ability to effectively manage our cash requirements in relation to changes in sales activity.  For the first three months of 2012, average working capital as a percentage of annualized sales was 22.3%, as compared to a percentage of 23.4% for the first three months of 2011. We are focused on using the Carlisle Operating System across all the business segments to improve cash flow and key working capital measurements such as Days Sales Outstanding (“DSO”), Inventory Turns and Days Payable Outstanding (“DPO”).

Cash used for investing activities was $49.5 million for the first three months of 2012, compared to $16.4 million for the first three months of 2011. Capital expenditures were $22.0 million in the first three months of 2012 compared to capital expenditures of $16.9 million in the first three months of 2011. We have plans to build or expand manufacturing facilities within the Construction Materials, Brake & Friction and Interconnect Technologies segments in 2012 and expect our full year capital expenditures will be approximately $120 million.

During the first quarter of 2012, we utilized cash of $49 million to acquire Hertalan.  Also during the first quarter of 2012, we received proceeds from the sale of the PDT profiles business of $22 million.

Cash used by financing activities of $5.9 million for the first three months of 2012 primarily reflects the payment of dividends. Cash provided by financing activities of $29.6 million for the first three months of 2011 primarily reflects $100.7 million in proceeds from borrowings under our revolving credit facility offset by the redemption of senior unsecured notes assumed in the Hawk acquisition for $59 million and $10.5 million for the payment of dividends.

Debt Instruments, Guarantees and Covenants

At March 31, 2012 we had $240 million available under our $600 million revolving credit facility. We were in compliance with all covenants and limitations under this facility in 2012 and 2011. The average interest rate of borrowings under the revolving credit facility during the three month period ended March 31, 2012 was 1.34%.  Our outstanding borrowings of $360 million as of March 31, 2012 under our credit facility primarily reflect borrowings used to fund the acquisitions of Tri-Star Electronics in December 2011 and Hertalan in March 2012, as well as borrowings used for general corporate purposes.

We also maintain a $45 million uncommitted line of credit, of which $45 million was available at March 31, 2012.

As of March 31, 2012, we had outstanding letters of credit amounting to $31.1 million. Letters of credit are issued primarily to provide security under insurance arrangements and certain borrowings. Letters of credit were previously issued under our revolving credit facility and reduced the amount available for borrowings under the facility. Currently, our letters of credit are issued separately from our revolving credit facility and do not affect borrowing availability under the credit facility.

We have senior unsecured notes outstanding of $150 million due 2016 (at a stated interest rate of 6.125%) and $250 million due 2020 (at a stated interest rate of 5.125%) that are rated BBB by Standard & Poor’s and Baa2 by Moody’s.  We view our debt to capital ratio (defined as short-term debt plus long-term debt divided by the sum of total Shareholders’ equity, long-term debt and short-term debt) as an important indicator of our ability to utilize debt in financing acquisitions. As of March 31, 2012, our debt to capital ratio was 33%.

Critical Accounting Policies

Goodwill and Intangible Assets

Goodwill is not amortized but is tested annually for impairment at a reporting unit level.  Additionally, goodwill is tested for impairment on an interim basis if at any time facts and circumstances indicate that an impairment may have occurred.

As discussed in Item 7 of the Company’s 2011 Annual Report on Form 10-K under Critical Accounting Policies, the goodwill impairment test for the Transportation Products reporting unit as of October 1, 2011 indicated that the fair value of the reporting unit exceeded its carrying value by approximately 6%.  Further, as noted in Note 3 to the Unaudited Condensed Consolidated Financial Statements in this Form 10-Q, the Company reorganized its internal management structure as of January 1, 2012 to place the Styled Wheels business under the direction of the Brake and Friction reportable segment from the Transportation Products reportable segment.  Management determined that the Styled Wheels product line transferred met the definition of a business under US GAAP and therefore approximately $8 million of goodwill was reallocated to the Brake and Friction reporting unit based on the relative fair value of the Styled Wheels business to the Transportation Products reporting unit’s fair value as of January 1, 2012.  Given the sensitivity of CTP’s annual goodwill impairment test at October 1, 2011, management determined that the January 1, 2012 transition of the Styled Wheels business from CTP to CBF represented an indicator that the remaining goodwill of approximately $92 million attributed to the Transportation Products reporting unit may be impaired.  As such, management performed an interim goodwill impairment test for CTP as of March 31, 2012.

As of March 31, 2012, management estimated that CTP’s fair value exceeded its carrying value by approximately 14%. Consistent with the October 1, 2011 annual test, fair value was based on an income approach utilizing the discounted cash flow method. Management also utilized fair value estimates derived from the market approach utilizing the public company market multiple method to validate the results of the discounted cash flow method, which required management to make assumptions about the applicability of those multiples to CTP. The discounted cash flow method required management to estimate future cash flows and discount those amounts to present value. The key assumptions that drove fair value as of March 31, 2012 included:

•                  Industry weighted-average cost of capital (“WACC”): Management utilized a WACC of 9.5% as the discount rate for CTP’s estimated future cash flows. The WACC is intended to represent a rate of return that would be expected by a market place participant. The WACC utilized as of March 31, 2012 was based on market data as of that date and was consistent with the WACC utilized for the October 1, 2011 annual test.

•                  EBIT margins: Management utilized historical and expected EBIT margins, based on year-to-date actual results as of March 31, 2012 as well as historical experience. Future EBIT margins also continue to include estimates of increased future cash flows to be derived from benefits attributable to the restructuring activities in the Transportation Products reporting unit undertaken in 2009, 2010 and 2011. These activities include the consolidation of manufacturing capacity and distribution centers in the United States and manufacturing capacity in China, activities to increase production efficiencies at its Jackson, TN start-up tire manufacturing facility, organizational changes and streamlining of administrative functions. The costs associated with these restructuring activities are not expected to recur in future periods and are expected to result in increased profitability and cash flows in this reporting unit versus recent historical results. The results for the first quarter of 2012 have indicated that such benefits are being captured, however, while management believes that these assumptions are appropriate, significant changes in the estimated future benefits of the restructuring activities, along with continued revenue growth rates, price and availability of key raw materials, continued operating efficiencies and discount rates may materially affect the Transportation Products reporting unit’s fair value.

While management believes these assumptions are appropriate, they are subject to uncertainty and by nature include judgments and estimates regarding various factors including the realization of future sales price increases, fluctuation in price and availability in key raw materials, and future operating efficiencies. Based on management’s sensitivity analysis a 1% increase in the discount rate would reduce estimated fair value by approximately $60 million or a 1% decrease in the EBIT margin assumption would reduce estimated fair value by approximately $70 million, either of which would result in the carrying value exceeding the estimated fair value. This would require the Company to perform step two of the impairment test described more fully in Item 7 of the Company’s 2011 Annual Report on Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes in the Company’s market risk for the period ended March 31, 2012. For additional information, refer to Item 7A of the Company’s 2011 Annual Report on Form 10-K.

Item 4. Controls and Procedures

(a) Under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation and as of March 31, 2012, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective.

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

Other than the matter described below, to date, the Company has obtained dismissals or settlements of its asbestos-related lawsuits with no material effect on its financial condition, results of operations or cash flows.  The Company maintains insurance coverage that applies to the Company’s defense costs and payments of settlements or judgments in connection with asbestos-related lawsuits.

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

From time-to-time the Company may be involved in various other legal actions arising in the normal course of business. In the opinion of management, the ultimate outcome of such actions will not have a material adverse effect on the consolidated financial position of the Company, but may have a material impact on the Company’s results of operations for a particular period. There were no material legal expenses recognized during the first three months of 2012 and 2011.

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

Item 5.   Other Information

None.

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

April 24, 2012

	By:	/s/ Steven J. Ford
	Name:	Steven J. Ford
	Title:	Vice President and Chief Financial Officer