Form 10-Q
period 2012-06-30
CARLISLE COMPANIES INC
filed 2012-07-24
CIK 790051

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

Shares of common stock outstanding at July 20, 2012: 62,590,346

Item 1. Financial Statements.

Carlisle Companies Incorporated

Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2012	2011	2012	2011

Net sales	$984.6	$870.8	$1,873.9	$1,564.4

Cost and expenses:
Cost of goods sold	729.2	687.1	1,407.3	1,233.6
Selling and administrative expenses	106.0	92.2	213.5	177.9
Research and development expenses	8.5	7.3	16.3	14.3
Other income (loss), net	0.6	(1.2)	0.3	(2.0)

Earnings before interest and income taxes	140.3	85.4	236.5	140.6

Interest expense, net	6.5	4.9	13.0	10.0
Earnings before income taxes from continuing operations	133.8	80.5	223.5	130.6

Income tax expense (Note 8)	44.4	25.2	74.1	42.0
Income from continuing operations	89.4	55.3	149.4	88.6

Discontinued operations (Note 5)
Income (loss) from discontinued operations	3.6	(1.3)	3.6	(1.2)
Income tax (income) expense	0.2	(0.6)	0.2	(0.6)
Income (loss) from discontinued operations	3.4	(0.7)	3.4	(0.6)
Net income	$92.8	$54.6	$152.8	$88.0

Basic earnings per share attributable to common shares (Note 9)
Income from continuing operations	$1.42	$0.89	$2.39	$1.43
Income (loss) from discontinued operations	0.06	(0.01)	0.05	(0.01)
Basic Earnings per share	$1.48	$0.88	$2.44	$1.42

Diluted earnings per share attributable to common shares (Note 9)
Income from continuing operations	$1.39	$0.87	$2.34	$1.40
Income (loss) from discontinued operations	0.06	(0.01)	0.05	(0.01)
Diluted earnings per share	$1.45	$0.86	$2.39	$1.39

Average shares outstanding - in thousands (Note 9)
Basic	62,419	61,449	62,166	61,293
Diluted	63,797	62,701	63,483	62,425

Dividends declared and paid	$11.3	$10.6	$22.5	$21.1
Dividends declared and paid per share	$0.18	$0.17	$0.36	$0.34

Comprehensive Income
Net income	$92.8	$54.6	$152.8	$88.0
Other comprehensive income (loss)
Change in foreign currency translation, net of tax	(8.7)	1.4	(4.4)	5.0
Change in accrued post-retirement benefit liability, net of tax	0.8	0.7	1.6	1.4
Loss on hedging activities, net of tax	(0.1)	(0.1)	(0.2)	(0.2)
Other comprehensive income (loss)	(8.0)	2.0	(3.0)	6.2
Comprehensive income	$84.8	$56.6	$149.8	$94.2

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

Carlisle Companies Incorporated

Condensed Consolidated Balance Sheets

	June 30,	December 31,
(Dollars in millions except share amounts)	2012	2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$76.8	$74.7
Receivables, less allowance of $10.9 in 2012 and $9.5 in 2011	627.2	486.4
Inventories (Note 11)	549.6	539.0
Deferred income taxes (Note 8)	50.3	51.3
Prepaid expenses and other current assets	30.9	60.1
Current assets held for sale (Note 5)	—	2.6
Total current assets	1,334.8	1,214.1

Property, plant and equipment, net of accumulated depreciation of $612.8 in 2012 and $577.1 in 2011 (Note 12)	592.4	560.3

Other assets:
Goodwill, net (Note 13)	858.2	845.2
Other intangible assets, net (Note 13)	485.6	479.2
Other long-term assets	25.6	19.0
Non-current assets held for sale (Note 5)	—	20.1
Total other assets	1,369.4	1,363.5

TOTAL ASSETS	$3,296.6	$3,137.9

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt, including current maturities (Note 15)	$195.0	$158.1
Accounts payable	312.8	260.8
Accrued expenses	184.5	178.3
Deferred revenue (Note 17)	16.6	16.3
Total current liabilities	708.9	613.5

Long-term liabilities:
Long-term debt (Note 15)	504.5	604.3
Deferred revenue (Note 17)	133.9	129.7
Other long-term liabilities (Note 18)	294.5	290.3
Total long-term liabilities	932.9	1,024.3

Shareholders’ equity:
Preferred stock, $1 par value per share. Authorized and unissued 5,000,000 shares	—	—
Common stock, $1 par value per share. Authorized 100,000,000 shares; 78,661,248 shares issued; 62,565,246 outstanding in 2012 and 61,664,813 outstanding in 2011	78.7	78.7
Additional paid-in capital	147.2	120.2
Cost of shares in treasury - 16,096,002 shares in 2012 and 16,467,760 shares in 2011	(219.3)	(219.9)
Accumulated other comprehensive loss	(48.1)	(45.0)
Retained earnings	1,696.3	1,566.1
Total shareholders’ equity	1,654.8	1,500.1

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,296.6	$3,137.9

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

Carlisle Companies Incorporated

Unaudited Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
(Dollars in millions)	2012	2011

Operating activities
Net income	$152.8	$88.0
Reconciliation of net income to cash flows from operating activities:
Depreciation	37.0	36.5
Amortization	15.5	9.1
Non-cash compensation, net of tax benefit	4.0	4.3
Gain on sale of businesses	(3.7)	—
Loss on disposal of property and equipment, net	0.8	0.8
Deferred taxes	(4.3)	(0.4)
Changes in assets and liabilities, excluding effects of acquisitions and divestitures:
Receivables	(138.7)	(177.6)
Inventories	(2.4)	(11.7)
Prepaid expenses and other assets	23.6	12.1
Accounts payable	49.7	76.4
Accrued expenses and deferred revenues	14.0	(26.6)
Long-term liabilities	5.2	2.7
Other operating activities	0.8	0.1
Net cash provided by operating activities	154.3	13.7

Investing activities
Capital expenditures	(60.6)	(33.8)
Acquisitions, net of cash	(49.3)	(2.7)
Proceeds from sale of property and equipment	—	1.3
Proceeds from sale of businesses	25.8	5.3
Other investing activities	—	0.1
Net cash used in by investing activities	(84.1)	(29.8)

Financing activities
Net change in short-term borrowings and revolving credit lines	(64.3)	90.9
Redemption of Hawk bonds	—	(59.0)
Dividends	(22.5)	(21.1)
Treasury shares and stock options, net	18.5	12.2
Net cash provided by (used in) financing activities	(68.3)	23.0

Effect of exchange rate changes on cash	0.2	2.8
Change in cash and cash equivalents	2.1	9.7
Cash and cash equivalents
Beginning of period	74.7	89.4
End of period	$76.8	$99.1

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

The Company has reclassified certain prior period amounts in the condensed consolidated financial statements to be consistent with the current period presentation.  See Note 3 regarding the transition of the Styled Wheels business from Carlisle Transportation Products (“CTP”) to Carlisle Brake & Friction (“CBF”).

Note 2 - New Accounting Pronouncements

Newly Adopted Accounting Standards

In September 2011, FASB issued ASU 2011-08, Guidance on Testing Goodwill for Impairment.  ASU 2011-08 gives entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in Step 1 of the goodwill impairment test.  If entities determine, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required.  Otherwise, further testing would not be needed.  ASU 2011-08 is effective for fiscal and interim reporting periods within those years beginning after December 15, 2011.    The adoption of this ASU had no material effect on the Company’s consolidated financial statements.

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  ASU 2011-04 provides guidance to develop a single, converged fair value framework; amend the requirements of fair value measurement; and enhance related disclosure requirements, particularly for recurring Level 3 fair value measurements. This guidance clarifies the concepts of (i) the highest and best use and valuation premise for nonfinancial assets, (ii) application to financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk, (iii) premiums or discounts in fair value measurements, and (iv) fair value measurement of an instrument classified in a reporting entity’s shareholders’ equity. ASU 2011-04 is effective for fiscal and interim reporting periods beginning after December 15, 2011.  The adoption of this ASU had no material effect on the Company’s consolidated financial statements.

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

Carlisle Brake & Friction (“CBF” or the “Brake & Friction segment”) —the principal products of this segment include high-performance brakes and friction material, styled wheels, and clutch and transmission friction material for the mining, construction, aerospace, agriculture, motor sports, and alternative energy markets.

Carlisle Interconnect Technologies (“CIT” or the “Interconnect Technologies segment”) —the principal products of this segment are high-performance wire, cable, connectors, contacts and cable assemblies primarily for the aerospace, defense electronics, and test and measurement equipment markets.

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

Effective January 1, 2012, the Company’s Styled Wheels business was transitioned from CTP to CBF.  Styled wheels continue to be manufactured by CTP, but are marketed and sold by the performance racing group within CBF.  Related intersegment sales of $13.7 million from CTP to CBF during the six months ended June 30, 2012 have been eliminated upon consolidation.  As a result of this transition, in accordance with ASC 280, Segment Reporting, the Company has presented all of the working capital related to the Styled Wheels business in the CBF reportable segment, as well as attributable goodwill based on the fair value of the Styled Wheels business relative to consolidated CTP.  Prior period results have been retrospectively adjusted to reflect this change in presentation.

Unaudited financial information for operations by reportable segment is included in the following tables:

Three Months Ended June 30,	2012		2011
In millions	Sales(1)	EBIT	Sales(1)	EBIT
Carlisle Construction Materials	$470.0	$85.5	$412.0	$54.2
Carlisle Transportation Products(3)	$203.3	$18.4	$195.7	$5.3
Carlisle Brake & Friction(3)	$133.3	$24.8	$128.0	$20.8
Carlisle Interconnect Technologies	$114.7	$17.4	$71.7	$11.7
Carlisle FoodService Products	$63.3	$5.7	$63.4	$5.3
Corporate	$—	$(11.5)	$—	$(11.9)
Total	$984.6	$140.3	$870.8	$85.4

Six Months Ended June 30,	2012			2011
In millions	Sales(1)	EBIT	Assets(2)	Sales(1)	EBIT	Assets(2)
Carlisle Construction Materials	$823.9	$127.5	$944.7	$663.3	$72.2	$728.7
Carlisle Transportation Products(3)	$434.8	$38.1	$560.8	$396.5	$18.8	$559.5
Carlisle Brake & Friction(3)	$267.2	$50.0	$700.4	$247.1	$40.6	$706.7
Carlisle Interconnect Technologies	$225.4	$34.1	$794.7	$137.4	$20.6	$416.6
Carlisle FoodService Products	$122.6	$11.2	$210.8	$120.1	$10.8	$211.7
Corporate	$—	$(24.4)	$85.2	$—	$(22.4)	$78.7
Total	$1,873.9	$236.5	$3,296.6	$1,564.4	$140.6	$2,701.9

(1) Excludes intersegment sales

(2) Corporate assets include assets of ceased operations not classified as held for sale

(3) CTP and CBF results and assets reflect January 1, 2012 resegmentation of Styled Wheels business from CTP to CBF.

See above for further discussion.

Note 4 - Acquisitions

2012 Acquisition

Hertalan Holding B.V.

On March 9, 2012, the Company acquired 100% of the equity of Hertalan Holding B.V. (“Hertalan”) for a total cash purchase price of €37.3 million, or $48.9 million, net of €0.1 million, or $0.1 million, cash acquired.  The Company funded the acquisition with borrowings under its $600 million senior unsecured revolving credit facility (the “Facility”) and cash on hand.  See Note 15 for further information regarding borrowings.  The acquisition of Hertalan strengthens the Company’s ability to efficiently serve European customers in the EPDM roofing market in Europe with local manufacturing and established distribution channels.  Hertalan will operate within the Construction Materials segment.

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

	Preliminary Allocation	Measurement Period Adjustments	Revised Preliminary Allocation
(in millions)	As of 3/31/2012	Three Months Ended 6/30/2012	As of 6/30/2012

Total cash consideration transferred	$49.3	$(0.3)	$49.0

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash & cash equivalents	$0.1	$—	$0.1
Receivables	3.7	—	3.7
Inventories	10.5	(1.0)	9.5
Prepaid expenses and other current assets	0.2	—	0.2
Property, plant and equipment	13.0	(0.1)	12.9
Definite-lived intangible assets	9.9	4.8	14.7
Indefinite-lived intangible assets	2.6	5.4	8.0
Other long-term assets	0.3	—	0.3
Accounts payable	(3.3)	—	(3.3)
Accrued expenses	(2.5)	—	(2.5)
Long-term debt	(1.3)	—	(1.3)
Deferred tax liabilities	(4.4)	(2.3)	(6.7)
Other long-term liabilities	(0.1)	—	(0.1)

Total identifiable net assets	28.7	6.8	35.5

Goodwill	$20.6	$(7.1)	$13.5

The preliminary goodwill recognized in the acquisition of Hertalan is attributable to the workforce of Hertalan, the solid financial performance of this leading manufacturer of EPDM roofing and waterproofing systems and the significant strategic value of the business to Carlisle. Hertalan provides Carlisle with a solid manufacturing and knowledge base for EPDM roofing products in Europe and provides an established distribution network throughout Europe, both of which enhance Carlisle’s goal of expanding its global presence. The European market shows favorable trends towards EPDM roofing applications and Carlisle can provide additional product development and other growth resources to Hertalan.  Goodwill arising from the acquisition of Hertalan is not deductible for income tax purposes.  All of the preliminary goodwill was assigned to the Construction Materials reporting unit. Preliminary indefinite-lived intangible assets of $8.0 million represent acquired trade names.  The $14.7 million value preliminarily allocated to definite-lived intangible assets represents customer relationships with preliminary useful lives of 9 years.

The fair values of the inventory, property, plant and equipment, and intangible assets are preliminary and subject to change pending receipt of the final third-party valuations for those assets.  The Company has also recorded deferred tax liabilities related to the property, plant and equipment and intangible assets as of the March 9, 2012 closing date which are preliminary and subject to change pending final assessment of the acquisition date fair values and tax basis of the acquired assets and assumed liabilities.

Hertalan contributed revenues of $12.6 million and earnings before interest and taxes (“EBIT”) of less than $0.1 million from the acquisition date through June 30, 2012 which includes $1.2 million reflected in Cost of goods sold related to recording the acquired inventory at estimated fair value.

2011 Acquisitions

Tri-Star Electronics International, Inc.

On December 2, 2011, the Company acquired 100% of the equity of TSEI Holdings, Inc. (“Tri-Star”) for a total cash purchase price of $284.8 million, net of $4.5 million cash acquired.  The total cash purchase price includes a $0.4 million purchase price adjustment during the three months ended March 31, 2012.  The Company funded the acquisition with borrowings under the Facility.  See Note 15 for further information regarding borrowings.  The acquisition of Tri-Star adds capabilities and technology to strengthen the Company’s interconnect products business by expanding its product and service range to its customers.  Tri-Star will operate within the Interconnect Technologies segment.

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

	Preliminary Allocation	Measurement Period Adjustments	Revised Preliminary Allocation
(in millions)	As of 12/31/2011	Six Months Ended 6/30/2012	As of 6/30/2012

Total cash consideration transferred	$288.9	$0.4	$289.3

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash & cash equivalents	$4.5	$—	$4.5
Receivables	14.0	—	14.0
Inventories	22.8	—	22.8
Prepaid expenses and other current assets	5.6	—	5.6
Property, plant and equipment	15.4	(2.1)	13.3
Definite-lived intangible assets	112.0	9.5	121.5
Indefinite-lived intangible assets	28.0	(8.6)	19.4
Other long-term assets	0.1	—	0.1
Accounts payable	(6.5)	—	(6.5)
Accrued expenses	(4.4)	—	(4.4)
Deferred tax liabilities	(58.9)	1.5	(57.4)
Other long-term liabilities	(0.4)	—	(0.4)

Total identifiable net assets	132.2	0.3	132.5

Goodwill	$156.7	$0.1	$156.8

The preliminary goodwill recognized in the acquisition of Tri-Star is attributable to the workforce of Tri-Star, the consistent financial performance of this complementary supplier of high-reliability interconnect products to leading aerospace, avionics and electronics companies and the enhanced scale that Tri-Star brings to the Company.  Tri-Star brings additional high-end connector products and qualified positions to serve the Company’s existing commercial aerospace and industrial customers.  Tri-Star will also supply the Company with efficient machining and plating processes that will lower costs and improve product quality.  Favorable trends in the commercial aerospace markets and increasing electronic content in several industrial end markets provide a solid growth platform for the Interconnect Technologies segment. Goodwill arising from the acquisition of Tri-Star is not deductible for income tax purposes.  All of the preliminary goodwill was assigned to the Interconnect Technologies segment. Preliminary indefinite-lived intangible assets of $19.4 million represent acquired trade names.  The $121.5 million value preliminarily allocated to definite-lived intangible assets consists of $94.8 million of customer relationships with preliminary useful lives ranging from 12 to 21 years, $23.2 million of acquired technology with preliminary useful lives of 16 years, $2.5 million of non-compete agreements with preliminary useful lives ranging from 3 to 5 years, and $1.0 million of customer certifications and approvals with useful lives of 3 years.

The fair values of the inventory, property, plant and equipment, and other intangible assets are preliminary and subject to change pending receipt of the final third-party valuations for those assets.  The Company has also recorded deferred tax liabilities related to the property, plant and equipment and intangible assets as of the December 2, 2011 closing date which are preliminary and subject to change pending final assessment of the acquisition date fair values and tax basis of the acquired assets and assumed liabilities.

PDT Phoenix GmbH

On August 1, 2011, the Company acquired 100% of the equity of PDT Phoenix GmbH (“PDT”) for €77.0 million, or $111.0 million, net of €5.3 million, or $7.6 million, cash acquired. Of the €82.3 million, or $118.6 million gross purchase price, €78.7 million, or $113.4 million, was paid in cash initially funded with borrowings under the Facility, most of which were subsequently repaid, as well as cash on hand.  PDT is a leading manufacturer of EPDM-based (rubber) roofing membranes and industrial components serving European markets. The acquisition of PDT provides a platform to serve the European market for single-ply roofing systems, and expands the Company’s growth internationally. PDT will operate within the Construction Materials segment.

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

	Preliminary Allocation	Measurement Period Adjustments	Revised Preliminary Allocation
(in millions)	As of 12/31/2011	Six Months Ended 6/30/2012	As of 6/30/2012
Consideration transferred:

Cash consideration	$113.4	$—	$113.4
Contingent consideration	5.2	—	5.2

Total fair value of consideration transferred	$118.6	$—	$118.6

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash & cash equivalents	$7.6	$—	$7.6
Receivables	12.2	—	12.2
Inventories	10.5	—	10.5
Prepaid expenses and other current assets	0.8	—	0.8
Current assets held for sale	3.6	—	3.6
Property, plant and equipment	3.4	—	3.4
Definite-lived intangible assets	57.1	—	57.1
Indefinite-lived intangible assets	6.9	—	6.9
Other long-term assets	0.1	—	0.1
Non-current assets held for sale	21.6	(0.6)	21.0
Accounts payable	(9.0)	—	(9.0)
Accrued expenses	(1.2)	—	(1.2)
Deferred tax liabilities	(21.5)	—	(21.5)
Other long-term liabilities	(3.3)	—	(3.3)

Total identifiable net assets	88.8	(0.6)	88.2

Goodwill	$29.8	$0.6	$30.4

The revised preliminary purchase price allocation reflects updated fair value estimates for assets acquired and liabilities assumed, based on information that is currently available.  The amount of goodwill recognized in the acquisition of PDT is attributable to the workforce of PDT, the solid financial performance of this leading manufacturer of single-ply roofing and waterproofing systems and the significant strategic value of the business to Carlisle. PDT provides Carlisle with a solid manufacturing and knowledge base for single-ply roofing products in Europe and provides an established distribution network throughout Europe, both of which enhance Carlisle’s goal of expanding its global presence. The European market shows favorable trends towards single-ply roofing applications and Carlisle can provide additional product development and other growth resources to PDT.  Goodwill arising from the acquisition of PDT is not deductible for income tax purposes.  All of the preliminary goodwill was assigned to the Construction Materials segment. Preliminary indefinite-lived intangible assets of $6.9 million represent acquired trade names.  Of the $57.1 million value preliminarily allocated to definite-lived intangible assets, approximately $33.3 million was allocated to patents, with preliminary useful lives ranging from 10 to 20 years and $23.8 million was allocated to customer relationships, with preliminary useful lives of 19 years.

The fair values of the property, plant and equipment and other intangible assets are preliminary and subject to change pending receipt of the final third-party valuations for those assets.  The Company has also recorded deferred tax liabilities related to the property, plant and equipment and intangible assets as of the August 1, 2011 closing date which are preliminary and subject to change pending final assessment of the acquisition date fair values and tax basis of the acquired assets and assumed liabilities.

Note 5 - Discontinued Operations and Assets Held for Sale

The Company had income before income taxes of $3.6 million from discontinued operations in the six months ended June 30, 2012 and loss before income taxes from discontinued operations of $1.2 million in the six months ended June 30, 2011.

On April 19, 2012 the Company entered into an agreement with the buyer of its specialty trailer business whereby the contingent consideration related to the October 2010 sale was settled for $3.75 million.  This amount was recognized as a gain within discontinued operations during the three months ended June 30, 2012.

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

Note 6 - Exit and Disposal Activities

The following table represents the effect of exit and disposal activities related to continuing operations during the three and six months ended June 30, for 2012 and 2011, respectively:

	Three Months Ended June 30,		Six Month Ended June 30,
In millions	2012	2011	2012	2011
Cost of goods sold	$1.8	$0.6	$1.9	$3.0
Selling and administrative expenses	(0.2)	—	(0.2)	—
Other expense, net	—	—	0.3	—
Total exit and disposal costs	$1.6	$0.6	$2.0	$3.0

Exit and disposal activities by type of charge were as follows:

	Three Months Ended June 30,		Six Month Ended June 30,
In millions	2012	2011	2012	2011
Termination benefits	$1.7	$(0.3)	$1.7	$0.4
Asset writedowns	—	—	0.3	—
Other associated costs	(0.1)	0.9	—	2.6
Total exit and disposal costs	$1.6	$0.6	$2.0	$3.0

Other associated costs are primarily related to severance and relocation costs.

Accrued exit and disposal costs of $2.3 million and $1.2 million were included in Accrued expenses at June 30, 2012 and December 31, 2011, respectively.

Carlisle Construction Materials — During the second quarter of 2012, the Company announced plans to consolidate its manufacturing operations in Elberton, GA into its locations in Terrell, TX and Carlisle, PA.  The Company incurred $0.3 million of exit and disposal costs, consisting of employee termination costs.  Included in Accrued Expenses at June 30, 2012 was $0.3 million related to unpaid costs associated with this project.  The expected cost of the project is $1.2 million, including employee termination costs, equipment relocation, and other associated costs.

Carlisle Transportation Products — During the three months ended June 30, 2012, the Company incurred $1.5 million in plant restructuring costs related to the transfer of certain CTP international manufacturing operations.  The expected cost of the project is $1.9 million, including employee termination costs, equipment relocation, and other associated costs.

In the third quarter of 2009, the Company announced plans to consolidate its tire manufacturing operations in Heflin, AL, Carlisle, PA and portions of Buji, China into a new facility in Jackson, TN.  The consolidation was substantially completed in first quarter of 2011; however additional activities related to this consolidation were completed in the second quarter of 2012.  During the first six months of 2012, the Company incurred $0.1 million of exit and disposal costs.  During the first six months of 2011, the Company incurred $2.6 million of exit and disposal costs associated with the project.  The total cost of the project was approximately $20.9 million and the Company expects no additional costs to be incurred.  Included in Accrued Expenses at June 30, 2012 was $0.3 million related to unpaid severance.

Carlisle Brake & Friction — In the third quarter of 2011, the Company decided to close its braking plant in Canada.  The project is expected to cost approximately $1.1 million, including employee termination costs and other associated costs.  Costs incurred during the first six months of 2012 were $0.1 million, reflecting $0.3 million expense for the write down of assets sold in connection with the plant closure, net of $0.2 million income to reverse an accrual for pension costs which will not be paid.  As of June 30, 2012 a $0.3 million liability, reported in Accrued expenses, exists for lease termination costs.  The company expects no additional costs to be incurred related to this project.

In the fourth quarter of 2009, within its off-highway braking business, the Company announced plans to close its friction product manufacturing facility in Logansport, IN and to consolidate operations into its locations in Hangzhou, China and Bloomington, IN. This consolidation was substantially completed in the fourth quarter of 2010; however, additional activities related to the closure of the facility occurred in 2011.  The total cost of this consolidation project was $5.3 million.  Costs incurred in the first six months of 2011 related to this consolidation were $0.4 million, primarily consisting of employee termination costs and other relocation costs.  The company expects no additional costs to be incurred related to this project.

Note 7 - Stock-Based Compensation

Stock-based compensation cost is recognized over the requisite service period, which generally equals the stated vesting period, unless the stated vesting period exceeds the date upon which an employee reaches retirement eligibility.  Pre-tax stock-based compensation expense was $4.2 million and $3.5 million for the three months ended June 30, 2012 and 2011, respectively, and $9.9 million and $7.3 million for the six months ended June 30, 2012 and 2011, respectively.

2008 Executive Incentive Program

The Company maintains an Executive Incentive Program (the “Program”) for executives and certain other employees of the Company and its operating divisions and subsidiaries. The Program was approved by shareholders on April 20, 2004 and was amended and restated effective January 1, 2012. The Program allows for awards to eligible employees of stock options, restricted stock, stock appreciation rights, performance shares and units or other awards based on Company common stock. At June 30, 2012, 3,487,356 shares were available for grant under this plan, of which 872,725 shares were available for the issuance of stock awards.

2005 Nonemployee Director Equity Plan

The Company also maintains the Nonemployee Director Equity Plan (the “Plan”) for members of its Board of Directors, with the same terms and conditions as the Program. At June 30, 2012, 279,584 shares were available for grant under this plan, of which 49,584 shares were available for the issuance of stock awards. Members of the Board of Directors that receive stock-based compensation are treated as employees for accounting purposes.

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

Pre-tax share-based compensation expense related to stock options was $1.6 million and $1.9 million for the three months ended June 30, 2012 and 2011, respectively, and $3.5 million and $2.8 million for the six months ended June 30, 2012 and 2011, respectively.

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

Restricted Stock Units

The restricted stock units awarded to eligible directors are fully vested and will be paid in shares of Company common stock after the director ceases to serve as a member of the Board, or if earlier, upon a change in control of the Company.   The $49.56 grant date fair value of the 2012 restricted stock units is based on the closing market price of the stock on the February 1, 2012, the day of the grant.

Note 8 - Income Taxes

The effective income tax rate on continuing operations for the six months ended June 30, 2012 was 33.2% compared to an effective income tax rate of 32.2% for the six months ended June 30, 2011.  The increase in the year to date tax rate is primarily due to expiration of favorable legislation related to certain foreign income and to nonrecurring transactions which created tax benefits in the second quarter of 2011.

The year to date effective tax rate of 33.2% varies from the United States statutory rate of 35.0% primarily due to the deduction for U.S. production activities and earnings in foreign jurisdictions taxed at rates lower than the U.S. federal rate.

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

Stock options are included in the calculation of diluted earnings per share utilizing the treasury stock method and performance share awards are included in the calculation of diluted earnings per share using the contingently issuable method.  Neither is considered to be a participating security as they do not contain non-forfeitable dividend rights.

The following reflects the Income from continuing operations and share data used in the basic and diluted earnings per share computations using the two-class method:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except share and per share amounts	2012	2011	2012	2011

Numerator:

Income from continuing operations	$89.4	$55.3	$149.4	$88.6
Less: dividends declared - common stock outstanding, unvested restricted shares and restricted share units	(11.3)	(10.6)	(22.5)	(21.1)
Undistributed earnings	78.1	44.7	126.9	67.5
Percent allocated to common shareholders (1)	99.4%	99.0%	99.4%	99.0%
	77.6	44.3	126.2	66.8
Add: dividends declared - common stock	11.2	10.5	22.4	20.9
Numerator for basic and diluted EPS	$88.8	$54.8	$148.6	$87.7

Denominator (in thousands):
Denominator for basic EPS: weighted-average common shares outstanding	62,419	61,449	62,166	61,293
Effect of dilutive securities:
Performance awards	505	309	505	309
Stock options	873	943	812	823
Denominator for diluted EPS: adjusted weighted average common shares outstanding and assumed conversion	63,797	62,701	63,483	62,425

Per share income from continuing operations:
Basic	$1.42	$0.89	$2.39	$1.43
Diluted	$1.39	$0.87	$2.34	$1.40

(1) Basic weighted-average common shares outstanding	62,419	61,449	62,166	61,293
Basic weighted-average common shares outstanding, unvested restricted shares expected to vest and restricted share units	62,783	62,050	62,529	61,892
Percent allocated to common shareholders	99.4%	99.0%	99.4%	99.0%

To calculate earnings per share for Income from discontinued operations and for Net income, the denominator for both basic and diluted earnings per share is the same as used in the above table. Income from discontinued operations and Net income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except share amounts	2012	2011	2012	2011

Income from discontinued operations attributable to common shareholders for basic and diluted earnings per share	$3.4	$(0.7)	$3.4	$(0.6)

Net income attributable to common shareholders for basic and diluted earnings per share	$92.2	$54.1	$151.9	$87.2

Antidilutive stock options excluded from EPS calculation (2)	—	200	—	200

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

Recurring Measurements

The fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
	Balance at	Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
In millions	2012	Level 1	Level 2	Level 3

Cash and cash equivalents	$76.8	$76.8	$—	$—
Short-term investments	1.6	1.6	—	—
Total assets measured at fair value	$78.4	$78.4	$—	$—

Commodity swap agreements	$0.1	$—	$0.1	$—
Contingent consideration	$4.9	$—	$—	$4.9
Total liabilities measured at fair value	$5.0	$—	$0.1	$4.9

Short-term investments of $1.6 million at June 30, 2012 consist of investments held in mutual funds and cash for the Company’s deferred compensation program and are classified in the condensed consolidated balance sheet at June 30, 2012 in Prepaid expenses and other current assets.

Commodity swap agreements at June 30, 2012 relate to swap agreements held for purposes of hedging the Company’s exposure to fluctuations in the prices of silver and copper, which are included in key raw materials within the Interconnect Technologies segment.  Such swaps are valued using third-party valuation models that measure fair value using observable market inputs such as forward prices and spot prices of the underlying commodities. Based on these inputs, the derivative assets and liabilities are classified within Level 2 of the valuation hierarchy.  The Company has not designated these swaps as cash flow hedges and, accordingly, recognizes associated changes in fair value of the swaps through Other income (expense).  The fair value of these swaps is recorded within Accounts payable in the condensed consolidated balance sheet as of June 30, 2012 as none of the swap terms exceed one year from the balance sheet date.

Contingent consideration represents fair value of the earn-out associated with the purchase of PDT.  The fair value was €3.9 million, or $4.9 million, at June 30, 2012.  See Note 4 for further information regarding the PDT acquisition.

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

Non-Recurring Measurements

For the six months ended June 30, 2012 and 2011, there were no non-recurring fair value measurements subsequent to initial recognition.  See Note 4 for information regarding assets acquired and liabilities assumed in the Hertalan, Tri-Star, and PDT acquisitions measured at fair value at initial recognition.

Note 11 - Inventories

The components of inventories at June 30, 2012 and December 31, 2011 were as follows:

	June 30,	December 31,
In millions	2012	2011
Finished goods	$320.9	$308.7
Work-in-process	72.1	56.7
Raw materials	188.2	179.8
Capitalized variances	6.6	30.2
Reserves	(38.2)	(33.8)
	549.6	541.6
Inventories associated with assets held for sale	—	(2.6)
Inventories	$549.6	$539.0

Note 12—Property, Plant and Equipment

The components of property, plant and equipment at June 30, 2012 and December 31, 2011 were as follows:

	June 30,	December 31,
In millions	2012	2011
Land	$38.7	$36.5
Buildings and leasehold improvements	286.0	276.3
Machinery and equipment	807.0	790.1
Projects in progress	73.5	38.6
	1,205.2	1,141.5
Accumulated depreciation	(612.8)	(577.4)
Property, plant and equipment, net, associated with assets held for sale	—	(3.8)
Property, plant and equipment, net	$592.4	$560.3

Property, plant and equipment at June 30, 2012 include assets acquired from Hertalan and at December 31, 2011 include assets acquired from Tri-Star and PDT, recorded at estimated fair value based on preliminary valuation studies.  See Note 4 for further information regarding these acquisitions.

Note 13 - Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2012 were as follows:

	Construction	Transportation	Brake and	Interconnect	FoodService	Disc.
In millions	Materials	Products	Friction	Technologies	Products	Ops	Total
Gross balance at January 1, 2012	112.6	155.5	226.7	345.6	60.3	47.4	948.1
Goodwill acquired during the six month period	20.6	—	—	—	—	—	20.6
Measurement period adjustments	(6.5)	—	—	0.1	—	—	(6.4)
Resegmentation of Styled Wheels business	—	(8.0)	8.0	—	—	—	—
Currency translation	(1.3)	—	0.1	—	—	—	(1.2)
Gross balance at June 30, 2012	125.4	147.5	234.8	345.7	60.3	47.4	961.1
Accumulated impairment losses	—	(55.5)	—	—	—	(47.4)	(102.9)
Net balance at June 30, 2012	$125.4	$92.0	$234.8	$345.7	$60.3	$—	$858.2

On March 9, 2012, the Company acquired Hertalan for a total purchase price of €37.3 million, or $48.9 million, net of €0.1 million, or $0.1 million, cash acquired.  The resulting preliminary goodwill recorded of $13.5 million was allocated to the Construction Materials reporting unit.  Measurement period adjustments during the six months ended June 30, 2012 resulted in a $7.1 million reduction and a $0.6 million increase, respectively, to the preliminary goodwill of Hertalan and PDT within the Construction Materials reporting unit, and a $0.1 million increase to the preliminary goodwill of Tri-Star within the Interconnect Technologies reporting unit.  See Note 4 for further information regarding these acquisitions.

The Company’s Other intangible assets, net at June 30, 2012 were as follows:

	Acquired	Accumulated	Net Book
In millions	Cost	Amortization	Value
Assets subject to amortization:
Patents	$88.7	$(15.6)	$73.1
Customer Relationships	373.8	(58.5)	315.3
Other	16.9	(8.1)	8.8
Assets not subject to amortization:
Trade names	88.4	—	88.4
Other intangible assets, net	$567.8	$(82.2)	$485.6

The Company’s Other intangible assets, net at December 31, 2011 were as follows:

	Acquired	Accumulated	Net Book
In millions	Cost	Amortization	Value
Assets subject to amortization:
Patents	$139.1	$(12.2)	$126.9
Customer Relationships	275.7	(47.8)	227.9
Other	20.4	(7.4)	13.0
Assets not subject to amortization:
Trade names	111.4	—	111.4
Other intangible assets, net	$546.6	$(67.4)	$479.2

Estimated amortization expense for the remainder of 2012 and the next four years is as follows: $14.7 million remaining in 2012, $29.0 million in 2013, $28.7 million in 2014, $28.3 million in 2015 and $26.6 million in 2016.

The net carrying values of the Company’s Other intangible assets by reportable segment as of June 30, 2012 and December 31, 2011 were as follows:

	June 30,	December 31,
In millions	2012	2011

Carlisle Construction Materials	$89.8	$71.8
Carlisle Transportation Products	—	2.7
Carlisle Brake & Friction	143.0	144.0
Carlisle Interconnect Technologies	216.4	222.8
Carlisle FoodService Products	36.4	37.9
Total	$485.6	$479.2

Note 14 - Commitments and Contingencies

Leases

The Company currently leases a portion of its manufacturing facilities, distribution centers and equipment, some of which include scheduled rent increases stated in the lease agreement generally expressed as a stated percentage increase of the minimum lease payment over the lease term.  The Company currently has no leases that require rent to be paid based on contingent events nor has it received any lease incentive payments.  Rent expense was $15.4 million and $12.7 million for the six months ended June 30, 2012 and 2011, respectively, inclusive of rent based on scheduled rent increases and rent holidays recognized on a straight-line basis.  Future minimum payments under the Company’s various non-cancelable operating leases are approximately $12.8 million for the remainder of 2012, $21.9 million in 2013, $18.6 million in 2014, $15.5 million in 2015, $12.7 million in 2016, and $47.6 million thereafter.

Purchase Obligations

Although the Company has entered into purchase agreements for certain key raw materials, there were no such contracts with a term exceeding one year in place at June 30, 2012.

Workers’ Compensation, General Liability, and Property Claims

The Company is self-insured for workers’ compensation, medical and dental, general liability, and property claims up to applicable retention limits. Retention limits are $1.0 million per occurrence for general liability, $0.5 million per occurrence for workers’ compensation, $0.25 million per occurrence for property, and up to $1.0 million for medical claims. The Company is insured for losses in excess of these limits.

The Company has accrued approximately $22.5 million and $22.9 million related to workers’ compensation claims at June 30, 2012 and December 31, 2011, respectively.  The amounts recognized are presented in Accrued expenses in the condensed consolidated balance sheets.  The liability related to workers’ compensation claims, both those reported to the Company and those incurred but not yet reported, is estimated based on actuarial estimates and loss development factors and the Company’s historical loss experience.

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

Environmental Matters

The Company is subject to increasingly stringent environmental laws and regulations, including those relating to air emissions, wastewater discharges, chemical and hazardous waste management and disposal. Some of these environmental laws hold owners or operators of land or businesses liable for their own and for previous owners’ or operators’ releases of hazardous or toxic substances or wastes. Other environmental laws and regulations require the obtainment of and compliance with environmental permits. To date, costs of complying with environmental, health, and safety requirements have not been material.  The nature of the Company’s operations and its long history of industrial activities at certain of its current or former facilities, as well as those acquired, could potentially result in material environmental liabilities.

While the Company must comply with existing and pending climate change legislation, regulation, international treaties or accords, current laws and regulations do not have a material impact on its business, capital expenditures or financial position. Future events, including those relating to climate change or greenhouse gas regulation, could require the Company to incur expenses related to the modification or curtailment of operations, installation of pollution control equipment, or investigation and cleanup of contaminated sites.

Note 15 - Borrowings

As of June 30, 2012 and December 31, 2011 the Company’s borrowings were as follows:

	June 30,	December 31,
In millions	2012	2011
5.125% notes due 2020, net of unamortized discount of ($1.0) and ($1.0) respectively	$249.0	$249.0
6.125% notes due 2016, net of unamortized discount of ($0.5) and ($0.5) respectively	149.5	149.5
Revolving credit facility	295.0	348.0
Industrial development and revenue bonds through 2018	5.5	5.5
Other, including capital lease obligations	0.5	10.4
Total long-term debt	699.5	762.4
Less current portion	(195.0)	(158.1)
Total long-term debt, net of current portion	$504.5	$604.3

Revolving Credit Facilities

As of June 30, 2012 the Company had $305.0 million available under its Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”) administered by JPMorgan Chase Bank, N.A.  The $295.0 million borrowed under the Amended Credit Agreement at June 30, 2012 reflects borrowings used to fund the acquisitions of Tri-Star in December 2011 and Hertalan in March 2012, less cash generated by operations applied to reduction of debt.  Under the terms of the Amended Credit Agreement, and at the Company’s election, the full amount outstanding of $295.0 million was payable in July 2012 (30 days from the date of funding).  However, the Company has the option to rollover amounts payable, at differing tenors and interest rates, until the Facility expires in October of 2016.  The Company expects that $100.0 million of the $295.0 million outstanding will be rolled over for a period longer than one year.  Accordingly, $195.0 million has been presented in Short-term debt, including current maturities in the condensed consolidated balance sheet.

Uncommitted Line of Credit

The Company also maintains an uncommitted line of credit of which $45.0 million and $35.0 million was available for borrowing as of June 30, 2012 and December 31, 2011, respectively.  The average interest rate on the uncommitted line of credit was 1.5% and 1.5% for the six months ended June 30, 2012 and 2011, respectively.

Covenants and Limitations

Under the Company’s various debt and credit facilities, the Company is required to meet various restrictive covenants and limitations, including certain net worth, cash flow ratios, and limits on outstanding debt balances held by certain subsidiaries. The Company was in compliance with all covenants and limitations in 2012 and 2011.

Other Matters

Cash payments for interest were $13.5 million and $11.6 million in the six months ended June 30, 2012 and 2011, respectively. Interest expense, net is presented net of interest income of $0.2 million and $0.4 million in the six months ended June 30, 2012 and 2011, respectively.

At June 30, 2012, the fair value of the Company’s par value $250 million, 5.125% senior notes due 2020 and par value $150 million, 6.125% senior notes due 2016, using Level 2 inputs, is approximately $282.8 million and $168.4 million, respectively. Fair value is estimated based on current yield rates plus the Company’s estimated credit spread available for financings with similar terms and maturities.  The Company estimates that the fair value of amounts outstanding under the Facility approximates their carrying value.

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

Components of net periodic benefit cost for the six months ended June 30 were as follows:

	Pension Benefits				Post-Retirement Benefits
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
In millions	2012	2011	2012	2011	2012	2011	2012	2011
Service cost	$1.2	$1.3	$2.3	$2.6	$—	$—	$—	$—
Interest cost	2.5	2.7	5.0	5.3	0.1	0.1	0.2	0.2
Expected return on plan assets	(3.5)	(3.7)	(7.1)	(7.3)	—	—	—	—
Amortization of unrecognized net loss	1.3	1.1	2.6	2.3	—		—
Net periodic benefit costs	$1.5	$1.4	$2.8	$2.9	$0.1	$0.1	$0.2	$0.2

The Company contributed $1.0 million to the pension plans during both of the six month periods ended June 30, 2012 and June 30, 2011.  The Company expects to contribute approximately $4.0 million to the pension plans in 2012.

Defined Contribution Plans

The Company maintains defined contribution plans covering a significant portion of its employees. Expenses for the plans were approximately $6.1 million and $5.7 million in the six months ended June 30, 2012 and 2011, respectively. Full year contributions in 2012 are expected to approximate $11.5 million.

Deferred Compensation Program

The Company maintains a non-qualified deferred compensation program for certain employees.  Deferred compensation liabilities of $1.4 million and $0.6 million are classified in Other long-term liabilities at June 30, 2012 and December 31, 2011, respectively.

ESOP Plan

The Company sponsors an employee stock ownership plan (“ESOP”) as part of one of its existing defined contribution plans. Costs for the ESOP are included in the previously discussed expenses. The ESOP is available to eligible domestic employees and includes a match of contributions made by plan participants to the savings plan up to a maximum of 4.0% of a participant’s eligible compensation, divided between cash and an employee-directed election of the Company’s common stock, not to exceed 50% of the total match, for non-union employees. Union employees’ match may vary and is based on negotiated union agreements. Participants are not allowed to direct savings plan contributions to an investment in the Company’s common stock. Total shares held by the ESOP were 1.8 million and 1.9 million at June 30, 2012 and December 31, 2011, respectively.

Note 17 - Product Warranties

The Company offers various warranty programs on its products, primarily installed roofing systems, braking products, aerospace cables and assemblies, and foodservice equipment. The change in the Company’s aggregate product warranty liabilities, including accrued costs and loss reserves associated with extended product warranties, for the six months ended June 30, 2012 was as follows:

In millions	2012
December 31, 2011 reserve	$19.9
Current year provision	7.0
Current year claims	(6.2)
June 30, 2012 reserve	$20.7

The Company also offers separately priced extended warranty contracts on sales of certain products, the most significant being those offered on its installed roofing systems within the Construction Materials segment.  The amount of revenue recognized due to extended product warranty revenues was $8.3 million and $7.9 million for the six months ended June 30, 2012 and 2011, respectively.

Product warranty deferred revenue as of June 30, 2012 and December 31, 2011 was as follows:

	June 30,	December 31,
In millions	2012	2011
Deferred revenue
Current	$16.2	$15.9
Long-term	132.7	128.6
Deferred revenue	$148.9	$144.5

Note 18 - Other Long-Term Liabilities

The components of other long-term liabilities were as follows:

	June 30,	December 31,
In millions	2012	2011
Deferred taxes and other tax liabilities	$258.9	$253.8
Pension and other post-retirement obligations	17.8	19.1
Deferred credits	8.8	9.1
Deferred compensation	6.6	5.5
Other	2.4	2.8
Other long-term liabilities	$294.5	$290.3

Deferred credits consist primarily of contingent consideration for acquisitions and liabilities related to straight-line recognition of leases.  The increase in other long-term liabilities from December 31, 2011 to June 30, 2012 was primarily the result of those assumed in the Hertalan acquisition.  See Note 4.

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

Net sales increased 13.1% in the second quarter of 2012 to $984.6 million, compared to $870.8 million for the same period in 2011.  For the second quarter of 2012, organic growth of 7.6% was driven by a 4.8% overall increase in selling prices and a 2.5% increase in sales volume. Organic growth due to selling price primarily reflected pricing actions in the Construction Materials and Transportation Products segments.   Organic growth due to volume was primarily driven by high demand in the aerospace market within the Interconnect Technologies segment.  The Brake & Friction segment also experienced modestly positive sales volume growth. Acquisitions in the Carlisle Interconnect Technologies and Carlisle Construction Materials segments contributed $52.5 million, or 6.0%, to net sales in the second quarter of 2012.  During the second quarter of 2012, the decrease in net sales from fluctuations in foreign currency exchange rates was less than 1%.

For the second quarter of 2012, we achieved 64% EBIT growth on 13.1% net sales growth reflecting strong margin performance from our Construction Materials and Brake & Friction segments and substantial margin improvement by our Transportation Products segment.  EBIT margin increased 440 basis points from 9.8% during the second quarter of 2011 to 14.2% in the second quarter of 2012 reflecting selling price increases in excess of increased raw material costs, savings from the Carlisle Operating System, and operational improvements in our Transportation Products segment.  Income from continuing operations, net of tax, of $89.4 million grew 62% in the second quarter of 2012 from income of $55.3 million in the second quarter of 2011 on the higher EBIT performance by our segments.

For the first six months of 2012, net sales increased 19.8% to $1.87 billion, compared to $1.56 billion in the same prior year period on organic growth of 14.0%, led by sales growth in the Construction Materials, Interconnect Technologies and Transportation Products segments, and acquisition growth of 6.1%.  EBIT grew by 68% during the first six months of 2012.  EBIT margin increased 360 basis points from 9.0% for the first six months of 2011 to 12.6% for the first six months of 2012 reflecting higher selling prices versus increased raw material costs, savings from the Carlisle Operating System, and operating improvements from Transportation Products.   Income from continuing operations, net of tax, for the first six months of 2012 of $149.4 million grew 69% from income of $88.6 million for the first six months of 2011.

For the remainder of 2012, we expect moderated sales demand levels due to slower growth in emerging markets and lowering demand in some of our key domestic markets, although growth in aerospace should continue to remain strong.  For the full year of 2012, we expect percentage sales growth from acquisitions and organic growth to total in the mid-teens.   We continue to expect margin improvement over prior year comparative periods due to operating efficiencies and selling price realization over raw material costs.  However, uncertainty regarding higher raw material costs, global market conditions and economic recovery could place negative pressure on sales and earnings in the remainder of the year.

Sales and Earnings

Net Sales

	Three Months Ended June 30,			Acquisition	Volume	Price	Product	Exchange
(in millions)	2012	2011	Change	Effect	Effect	Effect	Mix Effect	Rate Effect

Net Sales	$984.6	$870.8	13.1%	6.0%	2.5%	4.8%	0.3%	-0.5%

	Six Months Ended June 30,			Acquisition	Volume	Price	Product	Exchange
(in millions)	2012	2011	Change	Effect	Effect	Effect	Mix Effect	Rate Effect

Net Sales	$1,873.9	$1,564.4	19.8%	6.1%	8.2%	5.6%	0.2%	-0.4%

Organic sales growth of 7.6% during the second quarter of 2012 was led by 25% organic growth in the Interconnect Technologies segment followed by 7.6% organic growth in the Construction Materials segment.  The Brake & Friction and Transportation Products segments had organic sales growth of 6.3% and 4.4%, respectively. The increase in sales from pricing primarily reflected the impact of selling price actions in the Construction Materials and Transportation Products segments.  Acquisitions in the Interconnect Technologies and Construction Materials segments contributed $52.5 million to net sales in the second quarter of 2012.

For the first six months of 2012, the organic sales increase of 14.0% from the prior year reflected organic growth led by the Construction Materials and Interconnect Technologies segments. Acquisitions in the Interconnect Technologies and Construction Materials segments contributed $96.1 million to net sales in the first six months of 2012.

We have a long-term goal of achieving 30% of total net sales from outside the United States.  Total sales to customers located outside the United States increased from $156.5 million in the second quarter of 2011, or 18% of net sales, to $216.0 million in the second quarter of 2012, or 22% of net sales, primarily reflecting $37.3 million in additional sales from the acquisitions of Hertalan, Tri-Star, and PDT, increased global demand for our products and increased sales and distribution expansion efforts by all of our segments.  On a year to date basis, total sales to customers located outside the United States increased from $281.6 million in the first six months of 2011, or 18% of net sales, to $406.1 million in the first six months of 2012, or 22% of net sales.

Gross Margin

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change

Gross profit	$255.4	$183.7	39.0%	$466.6	$330.8	41.1%

Gross margin	25.9%	21.1%		24.9%	21.1%

For the second quarter 2012, gross margin (gross profit expressed as a percentage of net sales) improved 480 basis points versus the prior year period driven by higher sales volume, increased selling prices offsetting higher raw material costs, production efficiencies from the Carlisle Operating System and non-recurrence of 2011 plant startup inefficiencies in the Transportation Products segment.  These factors similarly impacted the increase in gross margin by 380 basis points in the first six months of 2012 versus the prior year period.  Partially offsetting these positive factors were additional Costs of

Goods Sold of $2.6 million during the first six months of 2012 related to the fair valuation of inventory for the Hertalan acquisition in the Construction Materials segment and the Tri-Star acquisition in the Interconnect Technologies segment.

Selling and Administrative Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2012	2011	Change	2012	2011	Change

Selling & Administrative	$106.0	$92.2	15.0%	$213.5	$177.9	20.0%

As a percentage of net sales	10.8%	10.6%		11.4%	11.4%

Selling and administrative expenses in the second quarter of 2012 included $9.1 million in selling expenses and administrative costs from acquisitions in the Interconnect Technologies and Construction Materials segments.  In addition to the impact of acquisitions, selling and administrative expenses were higher in connection with sales growth.

Selling and administrative expenses in the first six months of 2012 included $18.1 million in selling expenses and administrative costs from acquisitions in the Interconnect Technologies and Construction Materials segments and included $0.8 million of transaction expenses to acquire Hertalan.  Selling and administrative expenses during the first six months of 2012 were also higher in connection with sales growth and stock-based compensation expense.

Research and Development Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2012	2011	Change	2012	2011	Change

Research and Development	$8.5	$7.3	16.4%	$16.3	$14.3	13.9%

As a percentage of net sales	0.9%	0.8%		0.9%	0.9%

The increase in research and development expenses during the three and six months ending June 30, 2012 reflected $0.4 million and $0.8 million, respectively, in expenses related to acquisitions in the Interconnect Technologies and Construction Materials segments and increased activities related to product reengineering and development.

EBIT (Earnings Before Interest and Taxes)

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2012	2011	Change	2012	2011	Change

EBIT	$140.3	$85.4	64.3%	$236.5	$140.6	68.2%

EBIT Margin	14.2%	9.8%		12.6%	9.0%

The increase in EBIT from the second quarter of 2011 to the second quarter of 2012 was primarily attributable to increased selling prices offsetting raw material increases primarily in the Construction Materials and Transportation Products segments, reduction in operating costs attributable to efficiencies gained through the Carlisle Operating System and non-recurrence of 2011 plant startup inefficiencies in the Transportation Products segment.  EBIT from the acquisitions of Tri-Star in the Interconnect Technologies segment and PDT and Hertalan in the Construction Materials segment was $8.0 million, which included a reduction of $1.0 million to Cost of goods sold related to a change in the acquisition date valuation of Hertalan inventory.  EBIT for the second quarter of 2012 also includes plant restructuring costs of $1.6 million, versus restructuring costs during the prior year period of $0.6 million.  EBIT margin in the second quarter of 2012 increased 440 basis points to 14.2% in the second quarter of 2012 from the prior year period.

For the first six months of 2012, EBIT growth was attributable to organic sales growth primarily occurring in the first quarter of 2012, higher selling prices offsetting the impact of higher raw material costs, efficiencies gained through the Carlisle Operating System and operational improvements at Transportation Products.  EBIT from the acquisitions of Tri-Star in the Interconnect Technologies segment and PDT and Hertalan in the Construction Materials segment for the first six months of 2012 was $9.3 million, which included $3.6 million related to transaction costs and additional Cost of goods sold related to recording acquired inventory at estimated fair value.  Total company EBIT for the first six months of 2012 included

$2.0 million in plant restructuring costs.  By comparison, our total EBIT during the first six months of 2011 was reduced by $3.0 million in plant restructuring costs and $1.7 million in expense related to the fair valuation of inventory from the Hawk acquisition.   For the first six months of 2012, EBIT margin increased 360 basis points to 12.6% from the prior year period.

Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2012	2011	Change	2012	2011	Change

Gross interest expense	$6.6	$5.1		$13.2	$10.4
Interest Income	(0.1)	(0.2)		(0.2)	(0.4)
Interest Expense, net	$6.5	$4.9	32.7%	$13.0	$10.0	30.0%

Increase in interest expense for the three and six month periods ending June 30, 2012 versus the same prior year periods reflects higher borrowing levels and higher interest rates under our recently renewed revolving credit facility.  Our current facility has a short-term borrowing rate of LIBOR plus 105 basis points versus a rate under our prior facility of LIBOR plus 35 basis points.  Borrowings under our current credit facility totaled $295 million as of June 30, 2012 and primarily reflect funding for the acquisitions of Tri-Star and Hertalan, less cash generated from operations during the first six months of 2012 partially used to reduce borrowings.

Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2012	2011	Change	2012	2011	Change

Income tax expense	$44.4	$25.2	76.2%	$74.1	$42.0	76.4%

Effective tax rate	33.2%	31.3%		33.2%	32.2%

Our effective income tax rate varies from the statutory rate within the United States of 35% due primarily to the deduction attributable to U.S. production activities, state tax requirements, earnings in foreign jurisdictions taxed at rates different from the statutory U.S. federal rate, and tax credits.  The effective tax rate for the full year 2011 was 28.4% and was reduced by excess tax credits generated as part of a repatriation of foreign earnings which occurred during 2011.  The effective tax rate for the full year of 2012 is forecasted to be 33%.  The increase in the year to date tax rate is primarily due to expiration of favorable legislation related to certain foreign income and to nonrecurring transactions which created tax benefits in the second quarter of 2011.

Income from Continuing Operations

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2012	2011	Change	2012	2011	Change

Income from continuing operations, net of tax	$89.4	$55.3	61.7%	$149.4	$88.6	68.6%

EPS
Basic	$1.42	$0.89		$2.39	$1.43
Diluted	1.39	0.87		2.34	1.40

The increase in income from continuing operations, net of tax, during the three months and six months ended June 30, 2012 versus the prior comparative periods was primarily attributable to the increase in EBIT in both periods from organic sales growth and improved operational performance.

Income (Loss) from Discontinued Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011

Income (loss) from discontinued operations	$3.6	$(1.3)	$3.6	$(1.2)
Tax expense (benefit)	0.2	(0.6)	0.2	(0.6)
	$3.4	$(0.7)	$3.4	$(0.6)

EPS
Basic	$0.06	$(0.01)	$0.05	$(0.01)
Diluted	0.06	(0.01)	0.05	(0.01)

Income from Discontinued Operations for the three months and six months ended June 30, 2012 primarily reflects the $3.75 million gain recognized in April 2012 upon final settlement of earn-out income from the 2010 sale of our specialty trailer business.

Net Income

	Three Months Ended June 30,			Six Months ended June 30,
(in millions)	2012	2011	Change	2012	2011	Change

Net Income	$92.8	$54.6	70.0%	$152.8	$88.0	73.6%

EPS
Basic	$1.48	$0.88		$2.44	$1.42
Diluted	1.45	0.86		2.39	1.39

The increase in net income for the three months and six months ended June 30, 2012 versus the prior comparative periods was primarily attributable to the over 60% growth in income from continuing operations in both comparative periods from organic sales growth and improved operating performance.  In addition, Income from Discontinued Operations of $3.4 million recognized during the three and six month period ended June 30, 2012 also contributed to higher net income during 2012.

Acquisitions and Disposals

On March 9, 2012, we acquired 100% of the equity of Hertalan Holding B.V. (“Hertalan”) for a total cash purchase price of €37.3 million, or $48.9 million, net of €0.1 million, or $0.1 million, cash acquired.  The Company funded the acquisition with borrowings under its $600 million senior unsecured revolving credit facility (the “Facility”) and cash on hand.  The acquisition of Hertalan strengthens the Company’s ability to efficiently serve European customers in the EPDM roofing market in Europe with local manufacturing and established distribution channels.  Hertalan operates within the Construction Materials segment. As of June 30, 2012, the preliminary amount of goodwill recorded related to the acquisition of Hertalan was approximately $13.5 million.

On December 2, 2011, we acquired 100% of the equity of TSEI Holdings, Inc. (“Tri-Star”) for a total cash purchase price of $284.8 million, net of $4.5 million cash acquired.  The Company funded the acquisition with borrowings under the Facility.  The acquisition of Tri-Star adds capabilities and technology to strengthen the Company’s interconnect products business by expanding its product and service range to its customers.  Tri-Star operates within the Interconnect Technologies segment. As of June 30, 2012, the preliminary amount of goodwill recorded related to the acquisition of Tri-Star was approximately $156.8 million.

On August 1, 2011, we acquired 100% of the equity of PDT Phoenix GmbH (“PDT”) for €82.3 million, or $118.6 million, of which €78.7 million, or $113.4 million, was paid in cash initially funded with borrowings under the Facility, most of which were subsequently repaid, as well as cash on hand.  The purchase price provides for contingent consideration based on future earnings.  The fair value of contingent consideration recognized at the acquisition date was $5.2 million.  PDT operates within the Construction Materials segment.  PDT is a leading manufacturer of EPDM-based (rubber) roofing membranes and industrial components serving European markets. The acquisition of PDT provides a platform to serve the

European market for single-ply roofing systems, and expands our growth internationally.  As of June 30, 2012, the preliminary amount of goodwill recorded related to the acquisition of PDT was approximately $30.4 million.

On January 2, 2012 we sold the profiles and frames business portion of PDT (“PDT Profiles”) for cash proceeds of $22.1 million.  No gain or loss was recognized upon the sale of PDT Profiles.

Financial Reporting Segments

Carlisle Construction Materials (“CCM”)

	Three Months Ended June 30,				Six Months Ended June 30,
			Change	Change			Change	Change
(in millions)	2012	2011	$	%	2012	2011	$	%

Net Sales	$470.0	$412.0	$58.0	14.1%	$823.9	$663.3	$160.6	24.2%

EBIT	$85.5	$54.2	$31.3	57.7%	$127.5	$72.2	$55.3	76.6%

EBIT Margin	18.2%	13.2%			15.5%	10.9%

CCM’s sales growth of 14.1% during the second quarter of 2012 versus the prior year period reflected organic sales growth of 7.6% and acquisition growth of 6.6%.  CCM’s organic sales growth reflected higher selling price from actions taken to address raw material costs.   CCM’s sales volume was modestly higher during the quarter from increased demand for CCM’s polyiso insulation products, partially offset by lower demand for roofing membrane.  The acquisitions of PDT in August of 2011 and Hertalan in March of 2012 contributed $27.2 million to sales during the second quarter of 2012.

For the first six months of 2012, CCM’s sales increase consisted of organic sales growth of 17.5% and acquisition growth of 6.8%.  During the first six months of 2012, organic sales growth was primarily driven by increased demand for polyiso insulation products and, to a lesser extent, higher selling price.  Demand for roofing membrane products, which was higher in the first quarter partially due to warmer weather conditions and customer purchases ahead of an April 1 price increase, was partially offset by lower demand in the second quarter.

During the second quarter of 2012, CCM’s margin increased significantly by 500 basis points, compared to the prior year period, reflecting increased selling prices offsetting higher raw material costs, improved mix and reduced expenses from the Carlisle Operating System and other operational efficiencies.  The acquisitions of PDT and Hertalan contributed $3.9 million to EBIT, which included a reduction of $1.0 million to Cost of goods sold related to a change in the acquisition date valuation of Hertalan inventory.  Partially offsetting this was inventory write-downs of $0.8 million during the second quarter of 2012 for CCM’s solar roofing product due to declining market prices.

Included in CCM’s EBIT of $85.5 million for the second quarter of 2012 were exit and disposal costs of $0.3 million related to the consolidation of manufacturing operations from our facility in Elberton, GA to locations in Terrell, TX and Carlisle, PA.  CCM expects total costs for this project to total $1.2 million and the consolidation is expected to be completed by the end of 2012.

CCM’s margin for the first six months of 2012 increased by 460 basis points due to increased selling price more than offsetting higher raw material cost, higher sales volume, savings from the Carlisle Operating System and other manufacturing efficiencies.  Included in EBIT for the six months ended June 30, 2012 was $1.2 million in additional Cost of Goods Sold related to recording the acquired Hertalan inventory at estimated fair value, $0.8 million in other transaction expenses for the acquisitions of PDT and Hertalan, $0.8 million for the solar inventory write-down and $0.3 million of the aforementioned exit and disposal costs.

CCM has significant capital expenditure projects underway to address growing market demand, to provide better service to our customers and to improve margins.  In the fourth quarter of 2011, CCM acquired land and commenced construction on a new 407,000 sq. ft. polyiso plant in Spanaway, Washington, in order to service increasing demand for energy efficient insulation solutions in the Pacific-Northwest region.  CCM anticipates the plant will be operational by January 1, 2013.  In 2012, CCM also commenced a capital project to relocate polyiso operations at its current 168,000 square foot Kingston, New York location to a new, 300,000 square foot facility to serve the growing polyiso market in the northeast United States in a more cost effective, energy efficient and higher quality manner.  This project is expected to be completed by the fourth quarter of 2012.  In May 2012, we announced a project to establish a new PVC (polyvinyl chloride) roofing membrane manufacturing line at our Greenville, Illinois location.  PVC membrane comprises approximately 15% of the commercial roofing market and is a growing market segment.  The new manufacturing line is expected to be operational by 2014.  CCM’s total capital expenditures in 2012 are expected to be approximately $80 million.

CCM’s net sales and EBIT are generally higher in the second and third quarters of the year due to increased construction activity during these periods. Over the last several years, CCM’s commercial roofing business has shifted significantly towards re-roofing, which currently constitutes approximately 75% of its commercial activity.  The reroofing market is less cyclical and relatively more stable than the new construction market due to the large base of installed roofs requiring replacement in a given year and has recently shown significant demand increases due to the timing of the roofing replacement cycle.  The percent of business attributable to reroofing has fallen from levels of 85% in the prior year due to modest increases in new construction.  The market for new construction continues to show indications of a slow recovery with small to modest growth.

CCM’s presence in Europe has grown significantly with the PDT and Hertalan acquisitions although total sales into Europe comprise less than 10% of CCM’s overall revenue.  Since the acquisitions of PDT and Hertalan, CCM has been integrating all of its European operations.  While the European region is in economic recession, the market in Europe for CCM’s singly-ply roofing application is growing in replacement of declining demand for modified bitumen roofing systems.

Prices for some of CCM’s key raw materials have recently declined from previous levels, though are still higher on a year over year basis.  CCM’s ability to maintain its current sale price levels or to recover additional raw material costs through price increases or surcharges is subject to significant price competition.

Carlisle Transportation Products (“CTP”)

	Three Months Ended June 30,				Six Months Ended June 30,
			Change	Change			Change	Change
(in millions)	2012	2011	$	%	2012	2011	$	%

Sales	$203.3	$195.7	$7.6	3.9%	$434.8	$396.5	$38.3	9.7%

EBIT	$18.4	$5.3	$13.1	247.2%	$38.1	$18.8	$19.3	102.7%

EBIT Margin	9.1%	2.7%			8.8%	4.7%

CTP’s net sales increase of 3.9% during the second quarter of 2012 primarily reflect higher selling prices, that were implemented in connection with increased raw material costs, offset by slightly lower sales volume.  Foreign exchange fluctuations had a negative impact of 0.4% of net sales during the second quarter 2012 versus the prior year period.  CTP experienced solid growth in its high speed trailer and power sports markets, offset by decline in demand from OEM’s in the outdoor power equipment and power transmission market. For the first six months of 2012, CTP’s net sales increase primarily reflected higher selling prices and, to a lesser extent, higher demand in CTP’s agriculture/construction, high speed trailer and power sports markets. CTP continued to build its sales to the higher margin replacement channel market where sales volume was up by 7% on a year-to-date basis.

CTP achieved solid improvement in its EBIT performance during the second quarter of 2012 versus the second quarter of 2011.  In the prior year, EBIT margin during the second quarter of 2011 was hampered by startup inefficiencies at the Jackson TN plant which have since been resolved.  EBIT performance was strong in the second quarter of 2012 due to favorable selling price over raw material cost and savings generated from the Carlisle Operating System.  Prices for some of CTP’s key raw materials declined during the second quarter of 2012 from previous levels reflecting the drop in global demand, particularly from China.

Included in CTP’s EBIT for the second quarter of 2012 are $1.5 million in plant restructuring costs related to the transfer of certain international manufacturing operations.  Plant restructuring costs during the second quarter of 2011 were $0.6 million by comparison.

For the first six months of 2012, CTP’s EBIT margin was favorably impacted by higher selling prices over raw material cost, savings from the Carlisle Operating System and the non-recurrence of plant start-up inefficiencies that were incurred in 2011.  Plant restructuring costs for the first six months in 2012 of $1.6 million compared to costs of $2.6 million for the same prior year period.

Net sales and EBIT for CTP are generally higher in the first six months of the year due to peak sales volumes in the outdoor power equipment product line. For the remainder of 2012, we expect overall moderate growth in our primary markets. Recent drought conditions in the U.S. Midwest and expectations of lower farming yields may result in softer growth, or possibly a decline, in the agriculture market for the remainder of 2012.  We expect significant margin improvement from the prior year due to operational improvements implemented at the Jackson, TN facility and the non-recurrence of several operating inefficiencies and management change costs that occurred in 2011, as well as higher selling prices in the current year.

As of June 30, 2012, the carrying value of CTP’s goodwill was $92.0 million. Goodwill is tested at least annually for impairment or when evidence of a potential impairment exists. We did not recognize any goodwill impairment during the six months ended June 30, 2012 related to CTP or any of our other segments. However, deterioration of the outlook for CTP could potentially result in a future impairment loss within this segment. For additional information, refer to “Critical Accounting Policies”.

Carlisle Brake & Friction (“CBF”)

	Three Months Ended June 30,				Six Months Ended June 30,
			Change	Change			Change	Change
(in millions)	2012	2011	$	%	2012	2011	$	%

Sales	$133.3	$128.0	$5.3	4.1%	$267.2	$247.1	$20.1	8.1%

EBIT	$24.8	$20.8	$4.0	19.2%	$50.0	$40.6	$9.4	23.2%

EBIT Margin	18.6%	16.3%			18.7%	16.4%

Organic sales growth for CBF increased during the second quarter of 2012 by 6.3%.  The impact of foreign exchange rates had a negative impact on CBF’s change in net sales in the second quarter of 2012 of 2.2%.   Demand in the mining, construction and agriculture markets increased by 4.1%, 3.9%, and 1.8%, respectively, inclusive of the negative impact from foreign exchange.  Excluding the negative impact of the decline in the Euro and British Pound relative to the US dollar, sales to CBF’s customers in Europe increased organically by over 20% during the second quarter.  Sales into Asia increased by 13% during the quarter although we continue to see signs of softening in future periods.

For the first six months of 2012, sales increase of 8.1% primarily reflected increased demand in the agriculture, mining and construction markets, particularly occurring in the first quarter of 2012.  Organic sales growth during the first six months of 2012 was 9.6%.  The impact of foreign exchange rates had a negative impact on CBF’s change in net sales in the first six months of 2012 of 1.4%.

EBIT margin improvement during the second quarter of 2012 of 230 basis points at CBF reflected higher sales volumes and lower raw material costs.  For the first six months of 2012, EBIT margin improvement reflects higher sales volume, selling price increases over raw material costs and savings from the Carlisle Operating System.

To meet increasing overseas demand, CBF has plans to expand its manufacturing facility in Orzinuovi, Italy beginning in the second half of 2012.

The long term outlook for CBF is expected to be favorable due to the specialized nature of its friction and off-highway braking applications, anticipated continued growth in infrastructure spending in developing regions such as Asia Pacific and South America and geographic diversity of CBF’s customer base. However, in the second half of 2012, we expect declining rates in demand in the emerging markets and decline in demand for metal commodities.  In addition, we may experience lower demand in the agriculture market due to current drought conditions in the U.S. Midwest.

Carlisle Interconnect Technologies (“CIT”)

	Three Months Ended June 30,				Six Months Ended June 30,
			Change	Change			Change	Change
(in millions)	2012	2011	$	%	2012	2011	$	%

Sales	$114.7	$71.7	$43.0	60.0%	$225.4	$137.4	$88.0	64.0%

EBIT	$17.4	$11.7	$5.7	48.7%	$34.1	$20.6	$13.5	65.5%

EBIT Margin	15.2%	16.3%			15.1%	15.0%

CIT’s sales growth of 60% reflected organic growth of 25% and sales from the Tri-Star acquisition of $25.3 million, or 35%.  Organic growth at CIT was driven by 33% growth in the aerospace market, partially offset by an 8.3% decline in the military market due to reductions in government spending.  We continue to achieve significantly higher sales for our in-flight entertainment applications, sales related to the new Boeing 787 program and higher demand for Boeing legacy airline (737 and 777) programs. For the first six months of 2012, CIT’s sales growth of 64% reflected 27% organic growth primarily due to high aerospace demand, and 37% growth from the Tri-Star acquisition.

CIT’s EBIT margin decreased by 110 basis points in the second quarter of 2012 over the prior year period due to higher raw material costs primarily for fluoroplastic tape and thermoplastic resins, negative impact from mix changes and increased staffing costs to build sales and sourcing support to meet growing demand.  EBIT contribution from the Tri-Star acquisition was $4.1 million.  Year to date EBIT growth of 66% reflects higher sales volume partially offset by higher raw material costs and contributions of $7.4 million from the Tri-Star acquisition.  Included in Tri-Star’s EBIT contribution of $7.4 million are $1.5 million in acquisition related costs primarily due to additional cost of goods sold resulting from the fair valuation of inventory.

We expect additional sales from the ramp up of the Boeing 787 program, which was launched in the second half of 2011, as well as further integration savings opportunities with the acquisition of Tri-Star. The long-term growth prospects for the aerospace market continue to be favorable. Demand by airlines for more fuel efficient aircraft, for which we provide many applications, is growing at a high rate worldwide.   However, the impact of further defense budget cuts could have a negative impact on future results.

Carlisle FoodService Products (“CFSP”)

	Three Months Ended June 30,				Six Months Ended June 30,
			Change	Change			Change	Change
(in millions)	2012	2011	$	%	2012	2011	$	%

Sales	$63.3	$63.4	$(0.1)	-0.2%	$122.6	$120.1	$2.5	2.1%

EBIT	$5.7	$5.3	$0.4	7.5%	$11.2	$10.8	$0.4	3.7%

EBIT Margin	9.0%	8.4%			9.1%	9.0%

CFSP’s second quarter of 2012 sales remained relatively flat to the prior year period.  Selling price increases of 4% were fully offset by reduced volume due to continued weakness in the foodservice market as well as lower demand for janitorial/sanitation products.  EBIT margin during the second quarter increased by 60 basis points reflecting improvement from selling price increases.  For the first six months of 2012, sales growth and EBIT performance remained relatively level to the prior year reflecting general weakness in consumer confidence and modest improvement in the restaurant industry.

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

Corporate expense

	Three Months Ended June 30,				Six Months Ended June 30,
			Change	Change			Change	Change
(in millions)	2012	2011	$	%	2012	2011	$	%

Corporate expenses	$(11.5)	$(11.9)	$0.4	3.4%	$(24.4)	$(22.4)	$(2.0)	-8.9%

As a percentage of net sales	-1.2%	-1.4%			-1.3%	-1.4%

Corporate expenses are largely comprised of compensation, benefits and travel expense for the corporate office staff.  Corporate expenses also include certain external audit fees attributable to corporate activities and internal audit expenses as well as certain costs associated with our strategy to expand in the Asia Pacific region.  We also maintain a captive insurance program for workers compensation costs on behalf of all the Carlisle operating companies. The reduction in corporate expense for the second quarter of 2012 versus the prior year period reflects $1.3 million in acquisition costs in the second quarter of 2011 that did not recur, partially offset by higher stock-based compensation expense and costs of our corporate-led procurement initiatives.

Liquidity and Capital Resources

We maintain liquidity sources primarily consisting of cash and cash equivalents and the unused portion of our committed credit facility. As of June 30, 2012, we had $76.8 million of cash and cash equivalents on hand, of which $56.1 million was located in our wholly owned subsidiaries outside the United States.  Cash held by subsidiaries outside the United States is held primarily in the currency of the country in which it is located. Such cash is used to fund the operating activities of our foreign subsidiaries and for further investment in foreign operations. Generally, we consider such cash to be permanently reinvested in our foreign operations and our current plans do not demonstrate a need to repatriate such cash to fund U.S. operations and corporate activities. Repatriation of cash held by foreign subsidiaries may require the accrual and payment of taxes in the United States.

In addition, cash held by subsidiaries in China is subject to local laws and regulations that require government approval for conversion of such cash to and from U.S. dollars as well as for transfer of such cash to entities that are outside of China. As of June 30, 2012, we had cash and cash equivalents of $16.6 million located in wholly owned subsidiaries of the Company within China.

The unused portion of our credit facility as of June 30, 2012 was $305 million.

Sources and Uses of Cash and Cash Equivalents

	Six Months Ended June 30,
In millions	2012	2011
Net cash provided by operating activities	$154.3	$13.7
Net cash used in investing activities	(84.1)	(29.8)
Net cash (used in) provided by financing activities	(68.3)	23.0
Effect of exchange rate changes on cash	0.2	2.8
Change in cash and cash equivalents	$2.1	$9.7

The increase in net cash provided by operating activities from the first six months of 2011 to the first six months of 2012 was primarily due to higher earnings during the first six months of 2012 versus the same prior year period and lower usage of cash to fund working capital. Cash used for working capital and other assets and liabilities of $48.6 million for the first six months of 2012 was $76.1 million less than the $124.7 million used for the first six months of 2011.  Cash provided by operating activities is generally higher in the second half of the year reflecting collections of accounts receivable from higher sales in the second and third quarters.

We view the ratio of our average working capital balances (defined as the average of the quarter end balances of receivables, plus inventory less accounts payable excluding current year acquisitions) as a percentage of annualized sales (defined as year-to-date net sales calculated on an annualized basis) as an important measure of our ability to effectively manage our cash requirements in relation to changes in sales activity.  For the first six months of 2012, average working capital as a percentage of annualized sales was 21.8%, as compared to a percentage of 21.7% for the first six months of 2011. We are focused on using the Carlisle Operating System across all the business segments to improve cash flow and key working capital measurements such as Days Sales Outstanding (“DSO”), Inventory Turns and Days Payable Outstanding (“DPO”).

Cash used for investing activities was $84.1 million for the first six months of 2012, compared to $29.8 million for the first six months of 2011. Capital expenditures were $60.6 million in the first six months of 2012 compared to capital expenditures of $33.8 million in the first six months of 2011. We have plans to build or expand manufacturing facilities within the Construction Materials, Brake & Friction and Interconnect Technologies segments in 2012 and expect our full year capital expenditures will be approximately $140 million.

During the first quarter of 2012, we utilized cash of $48.9 million to acquire Hertalan.  Also during the first quarter of 2012, we received proceeds from the sale of the PDT profiles business of $22.1 million.

Cash used by financing activities of $68.3 million for the first six months of 2012 primarily reflects the reduction in borrowings under our revolving credit facility and $22.5 million for the payment of dividends. Cash provided by financing activities of $23.0 million for the first six months of 2011 primarily reflects $90 million in proceeds from borrowings under our revolving credit facility offset by the redemption of senior unsecured notes assumed in the Hawk acquisition for $59.0 million and $21.1 million for the payment of dividends.

Debt Instruments and Covenants

At June 30, 2012 we had $305 million available under our $600 million revolving credit facility. We were in compliance with all covenants and limitations under this facility in 2012 and 2011. The average interest rate of borrowings under the revolving credit facility during the six month period ended June 30, 2012 was 1.32%.  Our outstanding borrowings of $295 million as of June 30, 2012 under our credit facility primarily reflect borrowings used to fund the acquisitions of Tri-Star Electronics in December 2011 and Hertalan in March 2012, less cash generated by operations applied to reduction of debt.

We also maintain a $45 million uncommitted line of credit, of which $45 million was available at June 30, 2012.

We have senior unsecured notes outstanding of $150 million due 2016 (at a stated interest rate of 6.125%) and $250 million due 2020 (at a stated interest rate of 5.125%) that are rated BBB by Standard & Poor’s and Baa2 by Moody’s.  We view our debt to capital ratio (defined as short-term debt plus long-term debt divided by the sum of total Shareholders’ equity, long-term debt and short-term debt) as an important indicator of our ability to utilize debt in financing acquisitions. As of June 30, 2012, our debt to capital ratio was 30%.

Under the Company’s various debt and credit facilities, the Company is required to meet various restrictive covenants and limitations, including limitations on leverage ratios, interest coverage and limits on outstanding debt balances held by certain subsidiaries. The Company was in compliance with all covenants and limitations in 2012 and 2011.

Critical Accounting Policies

Goodwill and Intangible Assets

Goodwill is not amortized but is tested annually for impairment at a reporting unit level.  Additionally, goodwill is tested for impairment on an interim basis if at any time facts and circumstances indicate that an impairment may have occurred.

As discussed in Item 2 of the Company’s March 31, 2012 Quarterly Report on Form 10-Q under Critical Accounting Policies, the Company performed an interim goodwill impairment test for the Transportation Products reporting unit as of March 31, 2012 and found that the fair value of the reporting unit exceeded its carrying value by approximately 14%.  As of June 30, 2012, in accordance with ASU 2011-08, management performed a qualitative assessment of the Transportation Products reporting unit and determined that the fair value of a reporting unit is not more likely than not less than the carrying amount.  As such, management concluded that an interim goodwill impairment test is not necessary as of June 30, 2012.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes in the Company’s market risk for the period ended June 30, 2012. For additional information, refer to Item 7A of the Company’s 2011 Annual Report on Form 10-K.

Item 4. Controls and Procedures

(a) Under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation and as of June 30, 2012, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective.

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

July 24, 2012

	By:	/s/ Steven J. Ford
Name: Steven J. Ford
Title: Vice President and Chief Financial Officer