Form 10-Q
period 2012-09-30
CARLISLE COMPANIES INC
filed 2012-10-23
CIK 790051

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number 1-9278

CARLISLE COMPANIES INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	31-1168055
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

11605 North Community House Road, Suite 600, Charlotte, North Carolina 28277	(704) 501-1100
(Address of principal executive office, including zip code)	(Telephone Number)

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

Shares of common stock outstanding at October 18, 2012: 62,910,568

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Carlisle Companies Incorporated

Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2012	2011	2012	2011

Net sales	$910.2	$870.5	$2,783.8	$2,434.9

Cost and expenses:
Cost of goods sold	684.3	683.0	2,091.2	1,916.6
Selling and administrative expenses	101.1	99.9	314.6	277.8
Research and development expenses	8.1	7.1	24.4	21.4
Other loss (income), net	6.1	(1.3)	6.5	(3.3)

Earnings before interest and income taxes	110.6	81.8	347.1	222.4

Interest expense, net	6.2	5.5	19.2	15.5
Earnings before income taxes from continuing operations	104.4	76.3	327.9	206.9

Income tax expense (Note 8)	34.7	22.6	108.7	64.6
Income from continuing operations	69.7	53.7	219.2	142.3

Discontinued operations (Note 5)
Income (loss) from discontinued operations	(0.2)	—	3.3	(1.2)
Income tax (income) expense	—	—	0.1	(0.6)
Income (loss) from discontinued operations	(0.2)	—	3.2	(0.6)
Net income	$69.5	$53.7	$222.4	$141.7

Basic earnings per share attributable to common shares (Note 9)
Income from continuing operations	$1.11	$0.86	$3.50	$2.29
Income (loss) from discontinued operations	(0.01)	—	0.05	—
Basic Earnings per share	$1.10	$0.86	$3.55	$2.29

Diluted earnings per share attributable to common shares (Note 9)
Income from continuing operations	$1.08	$0.85	$3.43	$2.26
Income (loss) from discontinued operations	—	—	0.05	(0.02)
Diluted earnings per share	$1.08	$0.85	$3.48	$2.24

Average shares outstanding - in thousands (Note 9)
Basic	62,708	61,599	62,347	61,396
Diluted	63,946	62,403	63,520	62,322

Dividends declared and paid	12.6	$11.2	$35.1	$32.3
Dividends declared and paid per share	$0.20	$0.18	$0.56	$0.52

Comprehensive Income
Net income	$69.5	$53.7	$222.4	$141.7
Other comprehensive income (loss)
Change in foreign currency translation, net of tax	4.8	(10.9)	0.3	(5.9)
Change in accrued post-retirement benefit liability, net of tax	0.8	0.7	2.4	2.1
Loss on hedging activities, net of tax	(0.1)	(0.1)	(0.3)	(0.3)
Other comprehensive income (loss)	5.5	(10.3)	2.4	(4.1)
Comprehensive income	$75.0	$43.4	$224.8	$137.6

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

Carlisle Companies Incorporated

Condensed Consolidated Balance Sheets

	September 30,	December 31,
(Dollars in millions except share amounts)	2012	2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$87.1	$74.7
Receivables, net of allowance of $9.9 in 2012 and $9.5 in 2011	565.7	486.4
Inventories (Note 11)	537.0	539.0
Deferred income taxes (Note 8)	54.7	51.3
Prepaid expenses and other current assets	32.0	60.1
Current assets held for sale (Note 5)	—	2.6
Total current assets	1,276.5	1,214.1

Property, plant and equipment, net of accumulated depreciation of $629.4 in 2012 and $577.1 in 2011 (Note 12)	603.4	560.3

Other assets:
Goodwill, net (Note 13)	859.1	845.2
Other intangible assets, net (Note 13)	479.1	479.2
Other long-term assets	25.2	19.0
Non-current assets held for sale (Note 5)	—	20.1
Total other assets	1,363.4	1,363.5

TOTAL ASSETS	$3,243.3	$3,137.9

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt, including current maturities (Note 15)	$170.1	$158.1
Accounts payable	274.7	260.8
Accrued expenses	209.0	178.3
Deferred revenue (Note 17)	16.9	16.3
Total current liabilities	670.7	613.5

Long-term liabilities:
Long-term debt (Note 15)	404.5	604.3
Deferred revenue (Note 17)	136.9	129.7
Other long-term liabilities (Note 18)	298.0	290.3
Total long-term liabilities	839.4	1,024.3

Shareholders’ equity:
Preferred stock, $1 par value per share. Authorized and unissued 5,000,000 shares	—	—
Common stock, $1 par value per share. Authorized 100,000,000 shares; 78,661,248 shares issued; 62,910,468 outstanding in 2012 and 61,664,813 outstanding in 2011	78.7	78.7
Additional paid-in capital	159.7	120.2
Cost of shares in treasury - 15,750,780 shares in 2012 and 16,467,760 shares in 2011	(215.9)	(219.9)
Accumulated other comprehensive loss	(42.6)	(45.0)
Retained earnings	1,753.3	1,566.1
Total shareholders’ equity	1,733.2	1,500.1

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,243.3	$3,137.9

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

Carlisle Companies Incorporated

 Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
(Dollars in millions)	2012	2011

Operating activities
Net income	$222.4	$141.7
Reconciliation of net income to cash flows from operating activities:
Depreciation	55.7	51.2
Amortization	22.8	13.4
Non-cash compensation, net of tax benefit	5.8	9.7
(Gain) loss on sale of businesses	(3.7)	0.4
Loss on sale of property and equipment, net	0.9	0.6
Impairment of assets	6.1	0.4
Deferred taxes	(4.6)	(0.4)
Foreign exchange loss (gain)	1.8	(1.0)
Changes in assets and liabilities, excluding effects of acquisitions and divestitures:
Receivables	(76.4)	(146.1)
Inventories	11.4	(43.9)
Prepaid expenses and other assets	21.6	14.4
Accounts payable	11.1	80.3
Accrued expenses and deferred revenues	40.8	(6.3)
Long-term liabilities	6.7	4.3
Other operating activities	0.8	0.2
Net cash provided by operating activities	323.2	118.9

Investing activities
Capital expenditures	(93.7)	(48.5)
Acquisitions, net of cash	(49.3)	(108.7)
Proceeds from sale of property and equipment	—	1.3
Proceeds from sale of businesses	25.8	5.3
Other investing activities	—	(0.3)
Net cash used in investing activities	(117.2)	(150.9)

Financing activities
Net change in short-term borrowings and revolving credit lines	(189.3)	103.0
Redemption of Hawk bonds	—	(59.0)
Dividends	(35.1)	(32.3)
Stock options and treasury shares, net	29.9	12.3
Net cash provided by (used in) financing activities	(194.5)	24.0

Effect of exchange rate changes on cash	0.9	0.4
Change in cash and cash equivalents	12.4	(7.6)
Cash and cash equivalents
Beginning of period	74.7	89.4
End of period	$87.1	$81.8

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

Note 2 - New Accounting Pronouncements

Newly Adopted Accounting Standards

In September 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-08, Guidance on Testing Goodwill for Impairment.  ASU 2011-08 gives entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in Step 1 of the goodwill impairment test.  If entities determine, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required.  Otherwise, further testing would not be needed.  ASU 2011-08 is effective for fiscal and interim reporting periods within those years beginning after December 15, 2011.    The adoption of this ASU had no material effect on the Company’s consolidated financial statements.

In May 2011, FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  ASU 2011-04 provides guidance to develop a single, converged fair value framework; amend the requirements of fair value measurement; and enhance related disclosure requirements, particularly for recurring Level 3 fair value measurements. This guidance clarifies the concepts of (i) the highest and best use and valuation premise for nonfinancial assets, (ii) application to financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk, (iii) premiums or discounts in fair value measurements, and (iv) fair value measurement of an instrument classified in a reporting entity’s shareholders’ equity. ASU 2011-04 is effective for fiscal and interim reporting periods beginning after December 15, 2011.  The adoption of this ASU had no material effect on the Company’s consolidated financial statements.

New Accounting Standards Issued but not yet adopted

In July 2012, FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment.  ASU 2012-02 amends the guidance on testing indefinite-lived intangible assets, other than goodwill, for impairment.  Under the revised guidance, entities have the option of first performing a qualitative assessment to determine whether there are any events or circumstances indicating that it is more likely than not that an indefinite-lived intangible asset is impaired.  ASU 2012-02 is effective for fiscal and interim impairment tests performed in fiscal years beginning after September 15, 2012.  The adoption of this ASU is not expected to have a material effect on the Company’s consolidated financial statements.

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

Carlisle Transportation Products (“CTP” or the “Transportation Products segment”) —the principal products of this segment include bias-ply, steel belted radial trailer tires, stamped or roll-formed steel wheels, tires, and tire and wheel assemblies, as well as industrial belts and related components.  The markets served include lawn and garden, power sports, high-speed trailer, agriculture and construction.

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

Effective January 1, 2012, the Company’s Styled Wheels business was transitioned from CTP to CBF.  Styled wheels continue to be manufactured by CTP, but are marketed and sold by the performance racing group within CBF.  Related intersegment sales of $19.3 million from CTP to CBF during the nine months ended September 30, 2012 have been eliminated upon consolidation.  As a result of this transition, in accordance with ASC 280, Segment  Reporting, the Company has presented all of the working capital and goodwill related to the Styled Wheels business in the CBF reportable segment.  Prior period results have been retrospectively adjusted to reflect this change in presentation.

Unaudited financial information for operations by reportable segment is included in the following tables:

Three Months Ended September 30,	2012		2011
In millions	Sales(1)	EBIT	Sales(1)	EBIT
Carlisle Construction Materials	$456.7	$79.6	$442.2	$60.2
Carlisle Transportation Products(3)	$158.2	$6.5	$157.0	$(10.1)
Carlisle Brake & Friction(3)	$117.6	$19.8	$134.2	$25.4
Carlisle Interconnect Technologies	$115.0	$18.7	$75.7	$10.9
Carlisle FoodService Products	$62.7	$(1.2)	$61.4	$4.5
Corporate	$—	$(12.8)	$—	$(9.1)
Total	$910.2	$110.6	$870.5	$81.8

Nine Months Ended September 30,	2012			2011
In millions	Sales(1)	EBIT	Assets(2)	Sales(1)	EBIT	Assets(2)
Carlisle Construction Materials	$1,280.5	$207.0	$892.2	$1,105.5	$132.4	$820.6
Carlisle Transportation Products(3)	$593.0	$44.6	$567.1	$553.4	$8.7	$546.3
Carlisle Brake & Friction(3)	$384.6	$69.8	$671.2	$381.4	$66.0	$686.6
Carlisle Interconnect Technologies	$340.5	$52.8	$794.4	$213.1	$31.5	$420.4
Carlisle FoodService Products	$185.2	$10.0	$204.4	$181.5	$15.3	$212.4
Corporate	$—	$(37.1)	$114.0	$—	$(31.5)	$90.2
Total	$2,783.8	$347.1	$3,243.3	$2,434.9	$222.4	$2,776.5

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

	Preliminary Allocation	Measurement Period Adjustments	Revised Preliminary Allocation
(in millions)	As of 3/31/2012	Six Months Ended 9/30/2012	As of 9/30/2012

Total cash consideration transferred	$49.3	$(0.3)	$49.0

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash & cash equivalents	$0.1	$—	$0.1
Receivables	3.7	—	3.7
Inventories	10.5	(1.0)	9.5
Prepaid expenses and other current assets	0.2	—	0.2
Property, plant and equipment	13.0	(0.1)	12.9
Definite-lived intangible assets	9.9	4.8	14.7
Indefinite-lived intangible assets	2.6	5.4	8.0
Other long-term assets	0.3	—	0.3
Accounts payable	(3.3)	—	(3.3)
Accrued expenses	(2.5)	—	(2.5)
Long-term debt	(1.3)	—	(1.3)
Deferred tax liabilities	(4.4)	(2.3)	(6.7)
Other long-term liabilities	(0.1)	—	(0.1)

Total identifiable net assets	28.7	6.8	35.5

Goodwill	$20.6	$(7.1)	$13.5

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

The Company has also recorded deferred tax liabilities related to the property, plant and equipment and intangible assets as of the March 9, 2012 closing date.

Hertalan contributed revenues of $17.7 million and earnings before interest and taxes (“EBIT”) of $0.5 million from the acquisition date through September 30, 2012 which includes $1.3 million reflected in Cost of goods sold related to recording the acquired inventory at estimated fair value and $0.8 million of acquisition related transaction costs.

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

	Preliminary Allocation	Measurement Period Adjustments	Revised Preliminary Allocation
(in millions)	As of 12/31/2011	Nine Months Ended 9/30/2012	As of 9/30/2012

Total cash consideration transferred	$288.9	$0.4	$289.3

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash & cash equivalents	$4.5	$—	$4.5
Receivables	14.0	—	14.0
Inventories	22.8	—	22.8
Prepaid expenses and other current assets	5.6	—	5.6
Property, plant and equipment	15.4	(2.1)	13.3
Definite-lived intangible assets	112.0	9.5	121.5
Indefinite-lived intangible assets	28.0	(8.6)	19.4
Other long-term assets	0.1	—	0.1
Accounts payable	(6.5)	—	(6.5)
Accrued expenses	(4.4)	—	(4.4)
Deferred tax liabilities	(58.9)	1.5	(57.4)
Other long-term liabilities	(0.4)	—	(0.4)

Total identifiable net assets	132.2	0.3	132.5

Goodwill	$156.7	$0.1	$156.8

The preliminary goodwill recognized in the acquisition of Tri-Star is attributable to the workforce of Tri-Star, the consistent financial performance of this complementary supplier of high-reliability interconnect products to leading aerospace, avionics and electronics companies and the enhanced scale that Tri-Star brings to the Company.  Tri-Star brings additional high-end connector products and qualified positions to serve the Company’s existing commercial aerospace and industrial customers.  Tri-Star will also supply the Company with efficient machining and plating processes that will lower costs and improve product quality.  Favorable trends in the commercial aerospace markets and increasing electronic content in several industrial end markets provide a solid growth platform for the Interconnect Technologies segment. Goodwill arising from the acquisition of Tri-Star is not deductible for income tax purposes.  All of the preliminary goodwill was assigned to the Interconnect Technologies segment. Preliminary indefinite-lived intangible assets of $19.4 million represent acquired trade names.  The $121.5 million value preliminarily allocated to definite-lived intangible assets consists of $94.8 million of customer relationships with preliminary useful lives ranging from 12 to 21 years, $23.2 million of acquired technology with preliminary useful lives of 16 years, $2.5 million of non-compete agreements with preliminary useful lives ranging from 3 to 5 years, and $1.0 million of customer certifications and approvals with preliminary useful lives of 3 years.

The Company has also recorded

deferred tax liabilities related to the property, plant and equipment and intangible assets as of the December 2, 2011 closing date.

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

The agreement to acquire PDT provided for contingent consideration based on future earnings.  The fair value of contingent consideration recognized at the acquisition date was €3.6 million, or $5.2 million, and was estimated using a discounted cash flow model based on financial projections of the acquired company.

The purchase price of PDT included certain assets of the PDT Profiles business, which the Company sold on January 2, 2012 for €17.1 million, or $22.1 million.  The PDT Profiles business was classified as held for sale at the date of acquisition and on the Company’s consolidated balance sheet as of December 31, 2011.  The following table summarizes the consideration transferred to acquire PDT and the allocation among the assets acquired and liabilities assumed. The acquisition has been accounted for using the acquisition method of accounting which requires that the consideration be allocated to the acquired assets and assumed liabilities based on their acquisition date fair values with the remainder allocated to goodwill.

	Preliminary Allocation	Measurement Period Adjustments	Final Allocation
(in millions)	As of 12/31/2011	Nine Months Ended 9/30/2012	As of 9/30/2012
Consideration transferred:

Cash consideration	$113.4	$—	$113.4
Contingent consideration	5.2	—	5.2

Total fair value of consideration transferred	$118.6	$—	$118.6

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash & cash equivalents	$7.6	$—	$7.6
Receivables	12.2	—	12.2
Inventories	10.5	—	10.5
Prepaid expenses and other current assets	0.8	—	0.8
Current assets held for sale	3.6	—	3.6
Property, plant and equipment	3.4	—	3.4
Definite-lived intangible assets	57.1	—	57.1
Indefinite-lived intangible assets	6.9	—	6.9
Other long-term assets	0.1	—	0.1
Non-current assets held for sale	21.6	(0.6)	21.0
Accounts payable	(9.0)	—	(9.0)
Accrued expenses	(1.2)	—	(1.2)
Deferred tax liabilities	(21.5)	—	(21.5)
Other long-term liabilities	(3.3)	—	(3.3)

Total identifiable net assets	88.8	(0.6)	88.2

Goodwill	$29.8	$0.6	$30.4

The purchase price allocation reflects updated fair value estimates for assets acquired and liabilities assumed.  The amount of goodwill recognized in the acquisition of PDT is attributable to the workforce of PDT, the solid financial performance of this leading manufacturer of single-ply roofing and waterproofing systems and the significant strategic value of the business to Carlisle. PDT provides Carlisle with a solid manufacturing and knowledge base for single-ply roofing products in Europe and provides an established distribution network throughout Europe, both of which enhance Carlisle’s goal of expanding its global presence. The European market shows favorable trends towards single-ply roofing applications and Carlisle can provide additional product development and other growth resources to PDT.  Goodwill arising from the acquisition of PDT is not deductible for income tax purposes.  All of the goodwill was assigned to the Construction Materials segment. Indefinite-lived intangible assets of $6.9 million represent acquired trade names.  Of the $57.1 million value allocated to definite-lived intangible assets, approximately $33.3 million was allocated to patents, with useful lives ranging from 10 to 20 years, and $23.8 million was allocated to customer relationships, with useful lives of 19 years.

The Company has also recorded deferred tax liabilities related to the property, plant and equipment and intangible assets as of the August 1, 2011 closing date.

Note 5 - Discontinued Operations and Assets Held for Sale

For the three months ended September 2012, the Company had loss before income taxes of $0.2 million pertaining to legacy workers compensation claims. The Company had income before income taxes of $3.3 million from discontinued operations in the nine months ended September 30, 2012 and loss before income taxes from discontinued operations of $1.2 million in the nine months ended September 30, 2011.

On April 19, 2012, the Company entered into an agreement with the buyer of its specialty trailer business whereby the contingent consideration related to the October 2010 sale was settled for $3.75 million.  This amount was recognized as a gain within discontinued operations during the three months ended June 30, 2012.

On January 2, 2012, the Company completed the sale of the PDT Profiles business for €17.1 million, or $22.1 million.  The Company had acquired all of the equity of PDT on August 1, 2011 (see Note 4).  Included with the acquisition were certain assets associated with the PDT Profiles business, which the Company classified as held for sale at the date of acquisition.  No gain or loss was recognized upon the sale of the PDT Profiles business.

At December 31, 2011, $22.7 million of assets held for sale included inventory, property, plant and equipment, and related intangible assets of the PDT Profiles business.

Note 6 - Exit and Disposal Activities

The following table represents the effect of exit and disposal activities related to continuing operations during the three and nine months ended September 30, 2012 and 2011, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2012	2011	2012	2011
Cost of goods sold	$0.7	$1.0	$2.6	$4.0
Selling and administrative expenses	0.2	0.7	—	0.7
Other expense	3.5	0.4	3.8	0.4
Total exit and disposal costs	$4.4	$2.1	$6.4	$5.1

Exit and disposal activities by type of charge were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2012	2011	2012	2011
Termination benefits	$0.9	$0.6	$2.6	$0.6
Impairments	3.5	0.4	3.8	0.4
Other associated costs	—	1.1	—	4.1
Total exit and disposal costs	$4.4	$2.1	$6.4	$5.1

Exit and disposal accrual activities for the nine months ended September 30, 2012 were as follows:

In millions	Termination Benefits	Impairments	Other associated costs	Total
Balance at December 31, 2011	$0.8	$—	$0.4	$1.2
2012 charges to expense and adjustments	2.6	3.8	—	6.4
2012 usage	(0.5)	(3.8)	(0.1)	(4.4)
Balance at September 30, 2012	$2.9	$—	$0.3	$3.2

Exit and disposal activities by segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2012	2011	2012	2011
Total by segment
Carlisle Construction Materials	$—	$—	$0.3	$—
Carlisle Transportation Products	—	1.3	1.6	3.9
Carlisle Brake & Friction	—	0.8	0.1	1.2
Carlisle FoodService Products	4.4	—	4.4	—
Total exit and disposal costs	$4.4	$2.1	$6.4	$5.1

Carlisle Construction Materials — During the second quarter of 2012, the Company announced plans to consolidate its manufacturing operations in Elberton, GA into its locations in Terrell, TX and Carlisle, PA.  During the first nine months of 2012, the Company incurred $0.3 million of exit and disposal costs, consisting of employee termination costs.  Included in Accrued Expenses at September 30, 2012 was $0.3 million related to unpaid costs associated with this project.  The expected cost of the project is $1.2 million, including employee termination costs, equipment relocation, and other associated costs.  The remaining costs are expected to be incurred in the fourth quarter of 2012.

Carlisle Transportation Products — During the nine months ended September 30, 2012, the Company incurred $1.6 million in plant restructuring costs related to the transfer of certain CTP international manufacturing operations.  The expected cost of the project is $1.9 million, including employee termination costs, equipment relocation, and other associated costs with the remaining $0.3 to be incurred in the fourth quarter of 2012. Included in Accrued Expenses at September 30, 2012 was $1.6 million related to unpaid severance and other associated costs.

In the third quarter of 2009, the Company announced plans to consolidate its tire manufacturing operations in Heflin, AL, Carlisle, PA and portions of Buji, China into a new facility in Jackson, TN.  The consolidation was substantially completed in the first quarter of 2011.  The total cost of the project was approximately $20.9 million, all of which has been incurred through September 30, 2012.  The Company expects no additional costs to be incurred.  Included in Accrued Expenses at September 30, 2012 was $0.3 million related to unpaid severance.

Carlisle Brake & Friction — In the third quarter of 2011, the Company decided to close its braking plant in Canada.  The project had a total cost of $1.0 million, including employee termination costs and other associated costs.  Costs incurred during the first nine months of 2012 were $0.1 million, reflecting $0.3 million expense for the write down of assets sold in connection with the plant closure, net of $0.2 million income to reverse an accrual for pension costs which will not be paid.  The Company recorded $0.7 million of expense during the third quarter and first nine months of 2011 consisting of employee termination costs and other associated costs. The Company expects no additional costs to be incurred related to this project.

In the fourth quarter of 2009, within its off-highway braking business, the Company announced plans to close its friction product manufacturing facility in Logansport, IN and to consolidate operations into its locations in Hangzhou, China and Bloomington, IN. This consolidation was substantially completed in the fourth quarter of 2010; however, additional activities related to the closure of the facility occurred in 2011.  The total cost of this consolidation project was $5.3 million.  Costs incurred in the first nine months of 2011 related to this consolidation were $0.5 million, primarily consisting of employee termination costs and other relocation costs.  Costs of $4.7 million were incurred through 2010.  The company expects no additional costs to be incurred related to this project.

Carlisle FoodService Products — In the third quarter of 2012, the Company announced plans to close certain manufacturing and distribution facilities, relocate manufacturing previously conducted at these facilities to a third party, relocate distribution previously conducted at these facilities to other Company distribution facilities, and sell the facilities’ remaining assets.  The project is expected to cost approximately $5.6 million, including costs for impairment of long-lived assets, employee termination, contract termination, legal and consulting services, and relocation and retrofitting of plant assets.  Costs incurred in the third quarter of 2012 were $4.4 million, reflecting $3.5 million for impairment of long-lived assets and employee termination costs of $0.9 million. As of September 30, 2012 a $0.9 million liability related to the project is included in Accrued Expenses.  The remaining costs are expected to be incurred in the fourth quarter of 2012.

In addition to the above-noted exit and disposal costs, during the third quarter of 2012, the Company decided to abandon its flameless chafer product line within the CFSP segment.  The abandonment of the product line resulted in a non-cash charge of $2.5 million in the third quarter of 2012 related to the impairment of prepaid royalties related to the product line.

Note 7 - Stock-Based Compensation

Stock-based compensation cost is recognized over the requisite service period, which generally equals the stated vesting period, unless the stated vesting period exceeds the date upon which an employee reaches retirement eligibility.  Pre-tax stock-based compensation expense was $3.6 million and $5.4 million for the three months ended September 30, 2012 and 2011, respectively, and $13.5 million and $12.7 million for the nine months ended September 30, 2012 and 2011, respectively.

2008 Executive Incentive Program

The Company maintains an Executive Incentive Program (the “Program”) for executives and certain other employees of the Company and its operating divisions and subsidiaries. The Program was approved by shareholders on April 20, 2004 and was amended and restated effective January 1, 2012. The Program allows for awards to eligible employees of stock options, restricted stock, stock appreciation rights, performance shares and units or other awards based on Company common stock. At September 30, 2012, 3,516,521 shares were available for grant under this plan, of which 884,970 shares were available for the issuance of stock awards.

2005 Nonemployee Director Equity Plan

The Company also maintains the Nonemployee Director Equity Plan (the “Plan”) for members of its Board of Directors, with the same terms and conditions as the Program. At September 30, 2012, 279,314 shares were available for grant under this plan, of which 49,314 shares were available for the issuance of stock awards. Members of the Board of Directors that receive stock-based compensation are treated as employees for accounting purposes.

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

Pre-tax share-based compensation expense related to stock options was $2.1 million and $2.3 million for the three months ended September 30, 2012 and 2011, respectively, and $5.6 million and $5.0 million for the nine months ended September 30, 2012 and 2011, respectively.

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

Restricted Stock Awards

Restricted stock awarded under the Program is generally released to the recipient after a period of three years; however, 56,700 shares awarded to executive management in February 2008 vest ratably over five years.  The $49.56 grant date fair value of the 2012 restricted stock awards, which are released to the recipient after a period of three years, is based on the closing market price of the stock on the date of grant.

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

Restricted Stock Units

The restricted stock units awarded to eligible directors are fully vested and will be paid in shares of Company common stock after the director ceases to serve as a member of the Board, or if earlier, upon a change in control of the Company.   The $49.56 grant date fair value of the 2012 restricted stock units is based on the closing market price of the stock on February 1, 2012, the date of the grant.

Note 8 - Income Taxes

The effective income tax rate on continuing operations for the nine months ended September 30, 2012 was 33.2% compared to an effective income tax rate of 31.2% for the nine months ended September 30, 2011.  The increase in the year to date tax rate is primarily due to expiration of favorable legislation related to foreign income, and research and development costs, and nonrecurring transactions which created tax benefits in 2011.

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

The following reflects the Income from continuing operations and share data used in the basic and diluted earnings per share computations using the two-class method:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except share and per share amounts	2012	2011	2012	2011

Numerator:

Income from continuing operations	$69.7	$53.7	$219.2	$142.3
Less: dividends declared - common stock outstanding, unvested restricted shares and restricted share units	(12.6)	(11.2)	(35.1)	(32.3)
Undistributed earnings	57.1	42.5	184.1	110.0
Percent allocated to common shareholders (1)	99.4%	99.0%	99.4%	99.0%
	56.8	42.1	183.0	108.9
Add: dividends declared - common stock	12.5	11.1	34.9	32.0
Numerator for basic and diluted EPS	$69.3	$53.2	$217.9	$140.9

Denominator (in thousands):
Denominator for basic EPS: weighted-average common shares outstanding	62,708	61,599	62,347	61,396
Effect of dilutive securities:
Performance awards	448	165	448	165
Stock options	790	639	725	761
Denominator for diluted EPS: adjusted weighted average common shares outstanding and assumed conversion	63,946	62,403	63,520	62,322

Per share income from continuing operations:
Basic	$1.11	$0.86	$3.50	$2.29
Diluted	$1.08	$0.85	$3.43	$2.26

(1) Basic weighted-average common shares outstanding	62,708	61,599	62,347	61,396
Basic weighted-average common shares outstanding, unvested restricted shares expected to vest and restricted share units	63,067	62,193	62,707	61,989
Percent allocated to common shareholders	99.4%	99.0%	99.4%	99.0%

To calculate earnings per share for Income from discontinued operations and for Net income, the denominator for both basic and diluted earnings per share is the same as used in the above table. Income from discontinued operations and Net income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except share amounts	2012	2011	2012	2011

Income from discontinued operations attributable to common shareholders for basic and diluted earnings per share	$(0.2)	$—	$3.3	$(0.6)

Net income attributable to common shareholders for basic and diluted earnings per share	$69.1	$53.2	$221.1	$140.4

Antidilutive stock options excluded from EPS calculation (2)	—	669	—	200

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

Recurring Measurements

The fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
	Balance at	Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
In millions	2012	Level 1	Level 2	Level 3

Cash and cash equivalents	$87.1	$87.1	$—	$—
Short-term investments	0.5	0.5	—	—
Commodity swap agreements	0.7	—	0.7	—
Total assets measured at fair value	$88.3	$87.6	$0.7	$—

Contingent consideration	$5.3	$—	$—	$5.3
Total liabilities measured at fair value	$5.3	$—	$—	$5.3

Cash and cash equivalents include $1.4 million money market accounts for the Company’s deferred compensation program.  Short-term investments of $0.5 million at September 30, 2012 consist of investments held in mutual funds for the Company’s deferred compensation program and are classified in the condensed consolidated balance sheet at September 30, 2012 in Prepaid expenses and other current assets.

Commodity swap agreements at September 30, 2012 relate to swap agreements held for purposes of mitigating the Company’s exposure to fluctuations in the prices of silver and copper, which are key raw materials within the Interconnect

Technologies segment.  Such swaps are valued using third-party valuation models that measure fair value using observable market inputs such as forward prices and spot prices of the underlying commodities. Based on these inputs, the derivative assets and liabilities are classified within Level 2 of the valuation hierarchy.  The Company has not designated these swaps as cash flow hedges and, accordingly, recognizes associated changes in fair value of the swaps through Other income (expense).  The fair value of these swaps is recorded within Other accounts receivable in the condensed consolidated balance sheet as of September 30, 2012 as none of the swap terms exceed one year from the balance sheet date.

Contingent consideration represents fair value of the earn-out associated with the purchase of PDT.  The fair value was €4.1 million, or $5.3 million, at September 30, 2012.  See Note 4 for further information regarding the PDT acquisition.

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

Non-Recurring Measurements

For the three months ended September 30, 2012 and 2011, the FoodService Products segment measured long-lived assets on a non-recurring basis at certain facilities resulting in an impairment charge of $3.5 million, which was included in Other expense (income).  These measurements were based on fair value determination of certain long-lived assets within the FoodService Products segment using Level 3 inputs.  See Note 4 for information regarding asset impairment within the FoodService Products segment.

See Note 4 for information regarding assets acquired and liabilities assumed in the Hertalan, Tri-Star, and PDT acquisitions measured at fair value at initial recognition.

Note 11 - Inventories

The components of inventories at September 30, 2012 and December 31, 2011 were as follows:

	September 30,	December 31,
In millions	2012	2011
Finished goods	$337.6	$308.7
Work-in-process	66.9	56.7
Raw materials	164.0	179.8
Capitalized variances	4.9	30.2
Reserves	(36.4)	(33.8)
	537.0	541.6
Inventories associated with assets held for sale	—	(2.6)
Inventories	$537.0	$539.0

Note 12—Property, Plant and Equipment

The components of property, plant and equipment at September 30, 2012 and December 31, 2011 were as follows:

	September 30,	December 31,
In millions	2012	2011
Land	$38.9	$36.5
Buildings and leasehold improvements	286.9	276.3
Machinery and equipment	820.1	790.1
Projects in progress	86.9	38.6
	1,232.8	1,141.5
Accumulated depreciation	(629.4)	(577.4)
Property, plant and equipment, net, associated with assets held for sale	—	(3.8)
Property, plant and equipment, net	$603.4	$560.3

Property, plant and equipment at September 30, 2012 includes assets acquired from Hertalan and at December 31, 2011 includes assets acquired from Tri-Star and PDT, recorded at estimated fair value based on preliminary valuation studies.  See Note 4 for further information regarding these acquisitions.

Note 13 - Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2012 were as follows:

	Construction	Transportation	Brake and	Interconnect	FoodService	Disc.
In millions	Materials	Products	Friction	Technologies	Products	Ops	Total
Gross balance at January 1, 2012	112.6	155.5	226.7	345.6	60.3	47.4	948.1
Goodwill acquired during the nine month period	20.6	—	—	—	—	—	20.6
Measurement period adjustments	(6.5)	—	—	0.1	—	—	(6.4)
Resegmentation of Styled Wheels business	—	(8.0)	8.0	—	—	—	—
Currency translation	(0.6)	0.1	0.2	—	—	—	(0.3)
Gross balance at September 30, 2012	126.1	147.6	234.9	345.7	60.3	47.4	962.0
Accumulated impairment losses	—	(55.5)	—	—	—	(47.4)	(102.9)
Net balance at September 30, 2012	$126.1	$92.1	$234.9	$345.7	$60.3	$—	$859.1

On March 9, 2012, the Company acquired Hertalan for a total purchase price of €37.3 million, or $48.9 million, net of €0.1 million, or $0.1 million, cash acquired.  The resulting preliminary goodwill recorded of $13.5 million was allocated to the Construction Materials reporting unit.  Measurement period adjustments during the nine months ended September 30, 2012 resulted in a $7.1 million reduction and $0.6 million increase, respectively, to the preliminary goodwill of Hertalan and PDT within the Construction Materials reporting unit, and a $0.1 million increase to the goodwill of Tri-Star within the Interconnect Technologies reporting unit. See Note 4 for further information regarding these acquisitions.

The Company’s Other intangible assets, net at September 30, 2012 were as follows:

	Acquired	Accumulated	Net Book
In millions	Cost	Amortization	Value
Assets subject to amortization:
Patents	$111.6	$(18.1)	$93.5
Customer Relationships	328.9	(63.1)	265.8
Other	21.0	(9.2)	11.8
Assets not subject to amortization:
Trade names	108.0	—	108.0
Other intangible assets, net	$569.5	$(90.4)	$479.1

The Company’s Other intangible assets, net at December 31, 2011 were as follows:

	Acquired	Accumulated	Net Book
In millions	Cost	Amortization	Value
Assets subject to amortization:
Patents	$139.1	$(12.2)	$126.9
Customer Relationships	275.7	(47.8)	227.9
Other	20.4	(7.4)	13.0
Assets not subject to amortization:
Trade names	111.4	—	111.4
Other intangible assets, net	$546.6	$(67.4)	$479.2

Estimated amortization expense for the remainder of 2012 and the next four years is as follows: $7.3 million remaining in 2012, $29.0 million in 2013, $28.8 million in 2014, $28.3 million in 2015, and $27.5 million in 2016.

The net carrying values of the Company’s Other intangible assets by reportable segment as of September 30, 2012 and December 31, 2011 were as follows:

	September 30,	December 31,
In millions	2012	2011

Carlisle Construction Materials	$89.3	$71.8
Carlisle Transportation Products	—	2.7
Carlisle Brake & Friction	141.2	144.0
Carlisle Interconnect Technologies	212.9	222.8
Carlisle FoodService Products	35.7	37.9
Total	$479.1	$479.2

Note 14 - Commitments and Contingencies

Leases

The Company currently leases a portion of its manufacturing facilities, distribution centers and equipment, some of which include scheduled rent increases stated in the lease agreement generally expressed as a stated percentage increase of the minimum lease payment over the lease term.  The Company currently has no leases that require rent to be paid based on contingent events nor has it received any lease incentive payments.  Rent expense was $23.9 million and $17.3 million for the nine months ended September 30, 2012 and 2011, respectively, inclusive of rent based on scheduled rent increases and rent holidays recognized on a straight-line basis.  Future minimum payments under the Company’s various non-cancelable operating leases are approximately $6.6 million for the remainder of 2012, $22.3 million in 2013, $18.9 million in 2014, $15.8 million in 2015, $13.1 million in 2016, and $48.5 million thereafter.

Purchase Obligations

Although the Company has entered into purchase agreements for certain key raw materials, there were no such contracts with a term exceeding one year in place at September 30, 2012.

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

The Company has accrued approximately $23.5 million and $22.9 million related to workers’ compensation claims at September 30, 2012 and December 31, 2011, respectively.  The amounts recognized are presented in Accrued expenses in the condensed consolidated balance sheets.  The liability related to workers’ compensation claims, both those reported to the Company and those incurred but not yet reported, is estimated based on actuarial estimates and loss development factors and the Company’s historical loss experience.

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

Note 15 - Borrowings

As of September 30, 2012 and December 31, 2011 the Company’s borrowings were as follows:

	September 30,	December 31,
In millions	2012	2011
5.125% notes due 2020, net of unamortized discount of ($0.9) and ($1.0) respectively	$249.1	$249.0
6.125% notes due 2016, net of unamortized discount of ($0.4) and ($0.5) respectively	149.6	149.5
Revolving credit facility	170.0	348.0
Industrial development and revenue bonds through 2018	5.5	5.5
Other, including capital lease obligations	0.4	10.4
Total long-term debt	574.6	762.4
Less current portion	(170.1)	(158.1)
Total long-term debt, net of current portion	$404.5	$604.3

Revolving Credit Facilities

As of September 30, 2012 the Company had $430.0 million available under its Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”) administered by JPMorgan Chase Bank, N.A.  Under the terms of the Amended Credit Agreement, and at the Company’s election, the full amount outstanding of $170.0 million was payable in October 2012 (30 days from the date of funding).  However, the Company has the option to rollover amounts payable, at differing tenors and interest rates, until the Facility expires in October of 2016.  Accordingly, the full $170.0 million has been included in Short-term debt, including current maturities in the condensed consolidated balance sheet.  The average interest rate of borrowings under the revolving credit facility during the nine month period ended September 30, 2012 was 1.33%.

Uncommitted Line of Credit

The Company also maintains an uncommitted line of credit of which $45.0 million and $35.0 million was available for borrowing as of September 30, 2012 and December 31, 2011, respectively.  The average interest rate on the uncommitted line of credit was 1.5% and 1.5% for the nine months ended September 30, 2012 and 2011, respectively.

Covenants and Limitations

Under the Company’s various debt and credit facilities, the Company is required to meet various restrictive covenants and limitations, including certain net worth, cash flow ratios, and limits on outstanding debt balances held by certain subsidiaries. The Company was in compliance with all covenants and limitations as of September 30, 2012 and December 31, 2011.

Other Matters

Cash payments for interest were $19.0 million and $16.4 million in the nine months ended September 30, 2012 and 2011, respectively. Interest expense, net is presented net of interest income of $0.3 million and $0.5 million in the nine months ended September 30, 2012 and 2011, respectively.

At September 30, 2012, the fair value of the Company’s par value $250 million, 5.125% senior notes due 2020 and par value $150 million, 6.125% senior notes due 2016, using Level 2 inputs, is approximately $281.4 million and $172.1 million, respectively. Fair value is estimated based on current yield rates plus the Company’s estimated credit spread available for financings with similar terms and maturities.  The Company estimates that the fair value of amounts outstanding under the Facility approximates their carrying value.

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

Components of net periodic benefit cost for the three and nine months ended September 30 were as follows:

	Pension Benefits				Post-retirement Benefits
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
In millions	2012	2011	2012	2011	2012	2011	2012	2011
Service cost	$1.4	$1.4	$3.5	$4.2	$—	$—	$—	$—
Interest cost	3.8	3.1	8.7	9.4	0.1	0.1	0.3	0.3
Expected return on plan assets	(5.3)	(4.2)	(12.4)	(12.7)	—	—	—	—
Amortization of unrecognized net loss	1.3	1.1	3.9	3.3	—		—
Net periodic benefit costs	$1.2	$1.4	$3.7	$4.2	$0.1	$0.1	$0.3	$0.3

The Company made contributions of $2.0 million and $3.0 million to the pension plans during the three and nine month periods ended September 30, 2012.  The Company expects to contribute approximately $4.0 million to the pension plans in 2012.

Defined Contribution Plans

The Company maintains defined contribution plans covering a significant portion of its employees. Expenses for the plans were approximately $8.8 million and $8.3 million in the nine months ended September 30, 2012 and 2011, respectively. Full year contributions in 2012 are expected to approximate $11.5 million.

Deferred Compensation Program

The Company maintains a non-qualified deferred compensation program for certain employees.  Deferred compensation liabilities of $1.9 million and $0.6 million are classified in Other long-term liabilities at September 30, 2012 and December 31, 2011, respectively.

ESOP Plan

The Company sponsors an employee stock ownership plan (“ESOP”) as part of one of its existing defined contribution plans. Costs for the ESOP are included in the previously discussed expenses. The ESOP is available to eligible domestic employees and includes a match of contributions made by plan participants to the savings plan up to a maximum of 4.0% of a participant’s eligible compensation, divided between cash and an employee-directed election of the Company’s common stock, not to exceed 50% of the total match, for non-union employees. Union employees’ match may vary and is based on negotiated union agreements. Participants are not allowed to direct savings plan contributions to an investment in the Company’s common stock. Total shares held by the ESOP were 1.8 million and 1.9 million at September 30, 2012 and December 31, 2011, respectively.

Note 17 - Product Warranties

The Company offers various warranty programs on its products, primarily installed roofing systems, braking products, aerospace cables and assemblies, and foodservice equipment. The change in the Company’s aggregate product warranty liabilities, including accrued costs and loss reserves associated with extended product warranties, for the nine months ended September 30, 2012 was as follows:

In millions	2012
December 31, 2011 reserve	$19.9
Current year provision	11.1
Current year claims	(9.5)
September 30, 2012 reserve	$21.5

The Company also offers separately priced extended warranty contracts on sales of certain products, the most significant being those offered on its installed roofing systems within the Construction Materials segment.  The amount of revenue recognized due to extended product warranty revenues was $12.8 million and $12.2 million for the nine months ended September 30, 2012 and 2011, respectively.

Product warranty deferred revenue as of September 30, 2012 and December 31, 2011 was as follows:

	September 30,	December 31,
In millions	2012	2011
Deferred revenue
Current	$16.5	$15.9
Long-term	135.7	128.6
Deferred revenue	$152.2	$144.5

Note 18 - Other Long-Term Liabilities

The components of other long-term liabilities were as follows:

	September 30,	December 31,
In millions	2012	2011
Deferred taxes and other tax liabilities	$263.7	$253.8
Pension and other post-retirement obligations	15.6	19.1
Deferred credits	9.9	9.1
Deferred compensation	7.0	5.5
Other	1.8	2.8
Other long-term liabilities	$298.0	$290.3

Deferred credits consist primarily of contingent consideration for acquisitions and liabilities related to straight-line recognition of leases.  The increase in other long-term liabilities from December 31, 2011 to September 30, 2012 was primarily the result of those assumed in the Hertalan acquisition.  See Note 4.

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

Net sales increased 4.6% in the third quarter of 2012 to $910.2 million, compared to $870.5 million for the same period in 2011.  For the third quarter of 2012, organic growth of 1.3% primarily reflected a 2.8% overall increase in selling prices offset by 1.4% decrease in sales volume. Decline in sales volume primarily reflected lower demand in the Brake and Friction, Construction Materials and FoodService Products segments, partially offset by higher demand for aerospace products in the Interconnect Technologies segment.  Acquisitions in the Carlisle Interconnect Technologies and Carlisle Construction Materials segments contributed $33.7 million, or 3.9%, to net sales in the third quarter of 2012.  During the third quarter of 2012, the decrease in net sales from fluctuations in foreign currency exchange rates was less than 1%.

For the third quarter of 2012, EBIT grew by 35% reflecting selling price realization primarily in the Construction Materials segment, lower raw material costs in the Transportation Products, Brake and Friction and Construction Materials segments, contributions from acquisitions and savings from the Carlisle Operating System.  These positive impacts were partially offset by higher per-unit production costs due to lower production levels in the Construction Materials segment and unfavorable mix changes in the Brake and Friction segment.  Included in EBIT for the three months ended September 30, 2012 were $6.9 million in restructuring and asset impairment related charges in the Carlisle Foodservice Products segment.  By comparison, included in EBIT during the prior year third quarter were $2.1 million in plant restructuring costs and $4.0 million in expense in the Carlisle Transportation Products segment related to management and organizational changes.  Reflecting strong price realization and operating performance, EBIT margin increased 280 basis points from 9.4% during the third quarter of 2011 to 12.2% in the third quarter of 2012.  As a result of the strong earnings improvement by our segments, our income from continuing operations, net of tax, of $69.7 million grew 30% in the third quarter of 2012 from income of $53.7 million in the third quarter of 2011.

For the first nine months of 2012, net sales increased 14.3% to $2.78 billion, compared to $2.43 billion in the same prior year period on organic growth of 9.5%, led by higher sales in the Construction Materials, Interconnect Technologies and Transportation Products segments, and acquisition growth of 5.3%.  EBIT grew by 56% during the first nine months of

2012.  Our EBIT margin increased significantly by 340 basis points from 9.1% for the first nine months of 2011 to 12.5% for the first nine months of 2012 reflecting higher selling prices versus increased raw material costs, savings from the Carlisle Operating System, and operating improvements in the Transportation Products segment.   Our income from continuing operations, net of tax, for the first nine months of 2012 of $219.2 million has grown 54% from income of $142.3 million for the first nine months of 2011.

For the remainder of 2012, we expect lower demand in some of our key markets due to slowing economic conditions worldwide.    However, we expect growth in aerospace demand in our Interconnect Technologies segment to remain positive.  For the full year of 2012, we expect percentage sales growth from acquisitions and organic growth to total in the low double digits, down from our 14% year-to-date sales growth. Despite declining sales growth, we expect our EBIT margin performance for the full year to be on track for significant improvement over 2011 due to strong execution on selling price realization, gains in efficiencies from the Carlisle Operating System and significantly improved operating performance by our Transportation Products segment.

Sales and Earnings

Net Sales

	Three Months Ended September 30,			Acquisition	Volume	Price	Product	Exchange
(in millions)	2012	2011	Change	Effect	Effect	Effect	Mix Effect	Rate Effect

Net Sales	$910.2	$870.5	4.6%	3.9%	-1.4%	2.8%	-0.1%	-0.6%

	Nine Months Ended September 30,			Acquisition	Volume	Price	Product	Exchange
(in millions)	2012	2011	Change	Effect	Effect	Effect	Mix Effect	Rate Effect

Net Sales	$2,783.8	$2,434.9	14.3%	5.3%	4.8%	4.6%	0.1%	-0.5%

Organic sales growth of 1.3% during the third quarter of 2012 reflected increased selling price in the Construction Materials and FoodService Products segments, and higher sales volume in the Interconnect Technologies segment, partially offset by lower sales volumes in the Brake & Friction, Construction Materials and FoodService Products segments. Acquisitions in the Interconnect Technologies and Construction Materials segments contributed $33.7 million to net sales in the third quarter of 2012.

For the first nine months of 2012, our organic sales increase of 9.5% from the prior year reflected organic growth led by the Construction Materials and Interconnect Technologies segments. Our organic sales growth has declined since the first quarter of 2012 reflecting slower economic conditions in more recent periods impacting all of our segments with the exception of the Interconnect Technologies segment.  Sales growth in the Interconnect Technologies segment has been strong throughout 2012 but the rate of growth has been declining on a sequential quarter basis. Acquisitions in the Interconnect Technologies and Construction Materials segments contributed $129.8 million to net sales in the first nine months of 2012.

We have a long-term goal of achieving 30% of total net sales from outside the United States.  Total sales to customers located outside the United States increased from $178.7 million, or 20.5% of net sales,  in the third quarter of 2011, to $190.8 million, or 21.0% of net sales,  in the third quarter of 2012 primarily reflecting $23.1 million in additional sales from the acquisitions of Hertalan, Tri-Star, and PDT, and higher global demand in the Interconnect Technologies segment, partially offset by the negative impact of foreign exchange fluctuations and lower sales in the Brake & Friction segment.  On a year to date basis, total sales to customers located outside the United States increased from $460.4 million, or 18.9% of net sales, in the first nine months of 2011 to $596.9 million, or 21.4% of net sales, in the first nine months of 2012.

Gross Margin

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change

Gross profit	$225.9	$187.5	20.5%	$692.6	$518.3	33.6%

Gross margin	24.8%	21.5%		24.9%	21.3%

For the third quarter 2012, our gross margin (gross profit expressed as a percentage of net sales) improved 330 basis points versus the prior year period driven by increased selling prices, lower raw material costs, production efficiencies from the Carlisle Operating System and non-recurrence of 2011 plant startup inefficiencies in the Transportation Products segment.  These positive factors were partially offset by reduced overhead absorption due to lower production during the third quarter within our Construction Materials segment and the negative impact of mix changes in our Brake and Friction segment.

Our increase in gross margin by 360 basis points in the first nine months of 2012 versus the prior year period was primarily attributable to higher selling prices that more than offset increased raw material costs, higher sales volume, savings from the Carlisle Operating System, and operational improvements in the Transportation Products segment.  Partially offsetting these positive factors were additional Costs of Goods Sold of $2.6 million during the first nine months of 2012 related to the fair valuation of inventory for the Hertalan acquisition in the Construction Materials segment and the Tri-Star acquisition in the Interconnect Technologies segment.

Selling and Administrative Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2012	2011	Change	2012	2011	Change

Selling & Administrative	$101.1	$99.9	1.2%	$314.6	$277.8	13.2%

As a percentage of net sales	11.1%	11.5%		11.3%	11.4%

Selling and administrative expenses in the third quarter of 2012 included $4.1 million in incremental selling expenses and administrative costs of acquired operations in the Interconnect Technologies and Construction Materials segments.  Offsetting this increase were lower costs in 2012 due to the non-recurrence of $4.0 million in management and organizational change costs in the Transportation Products segment recorded in 2011.

Selling and administrative expenses in the first nine months of 2012 included $22.2 million in incremental selling expenses and administrative costs of acquired businesses in the Interconnect Technologies and Construction Materials segments and $0.8 million of transaction expenses to acquire Hertalan.  Selling and administrative expenses during the first nine months of 2012 were also higher in connection with sales growth and stock-based compensation expense.

Research and Development Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2012	2011	Change	2012	2011	Change

Research and Development	$8.1	$7.1	14.0%	$24.4	$21.4	14.0%

As a percentage of net sales	0.9%	0.8%		0.9%	0.9%

The increase in research and development expenses during the three and nine months ending September 30, 2012 reflected $0.3 million and $1.1 million, respectively, in expenses related to acquisitions in the Interconnect Technologies and Construction Materials segments and increased activities related to product reengineering and development.

Other Loss (Income), net

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2012	2011	Change	2012	2011	Change

Other Loss (Income), net	$6.1	$(1.3)	NM	$6.5	$(3.3)	NM

Other loss, net in the three and nine months ended September 30, 2012 of $6.1 million and $6.5 million, respectively, includes $6.0 million in fixed asset impairment charges related to actions taken by the FoodService Products segment to exit certain operations and discontinue the flameless chafer product line.  By comparison, income during the three months ended September 30, 2011 primarily reflect foreign exchange gains.  In addition, during the nine months ended September 30, 2011, we recognized a favorable adjustment of $1.7 million on settlement of a legal matter in the Construction Materials segment.

EBIT (Earnings Before Interest and Taxes)

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2012	2011	Change	2012	2011	Change

EBIT	$110.6	$81.8	35.2%	$347.1	$222.4	56.1%

EBIT Margin	12.2%	9.4%		12.5%	9.1%

The 35% growth in EBIT from the third quarter of 2011 to the third quarter of 2012 was primarily attributable to strong price realization primarily in the Construction Materials and FoodService Products segments, lower raw material costs primarily in the Transportation Products, Brake and Friction and Construction Materials segments, and reduction in operating costs attributable to efficiencies gained through the Carlisle Operating System.  These positive impacts were partially offset by higher per-unit production costs due to lower production levels in the Construction Materials segment and negative mix changes in the Brake and Friction segment.  EBIT from the acquisitions of Tri-Star in the Interconnect Technologies segment and PDT and Hertalan in the Construction Materials segment was $4.9 million for the three months ended September 30, 2012.  EBIT margin in the third quarter of 2012 increased 280 basis points from the prior year period.

Included in EBIT for the three months ended September 30, 2012 were $6.9 million in charges for restructuring actions taken in the Carlisle Foodservice Products segment, of which $6.0 million were fixed asset impairment charges.  During the third quarter 2012, the FoodService Products segment announced its decision to abandon its flameless chafer equipment product line as well as close or consolidate certain manufacturing and distribution operations as part of its strategic performance improvement plan.  By comparison, included in EBIT during the prior year quarter were $2.1 million in plant restructuring costs and $4.0 million in expense in the Carlisle Transportation Products segment related to management and organizational changes.

For the first nine months of 2012, EBIT growth was attributable to organic sales growth, higher selling prices offsetting the impact of higher raw material costs, efficiencies gained through the Carlisle Operating System and operational improvements in the Transportation Products segment.  EBIT from the acquisitions for the first nine months of 2012 was $14.4 million, which included $3.9 million related to transaction costs and additional Cost of goods sold related to recording acquired inventory at estimated fair value.  Total company EBIT for the first nine months of 2012 included $6.4 million in plant restructuring costs.  By comparison, our total EBIT during the first nine months of 2011 was reduced by $5.1 million in plant restructuring costs.   For the first nine months of 2012, EBIT margin increased 340 basis points from the prior year period.

Interest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2012	2011	Change	2012	2011	Change

Gross interest expense	$6.4	$5.6		$19.5	$16.0
Interest Income	(0.2)	(0.1)		(0.3)	(0.5)
Interest Expense, net	$6.2	$5.5	12.7%	$19.2	$15.5	23.9%

Increase in interest expense for the three and six month periods ending September 30, 2012 versus the same prior year periods reflects higher borrowing levels and higher interest rates under our recently renewed revolving credit facility.  Our current facility has a short-term borrowing rate of LIBOR plus 105 basis points versus a rate under our prior facility of LIBOR plus 35 basis points.  Borrowings under our current credit facility totaled $170 million as of September 30, 2012 and primarily reflect funding for the acquisitions of Tri-Star and Hertalan, less cash generated from operations during the first nine months of 2012 partially used to reduce borrowings.

Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2012	2011	Change	2012	2011	Change

Income tax expense	$34.7	$22.6	53.5%	$108.7	$64.6	68.3%

Effective tax rate	33.2%	29.6%		33.2%	31.2%

Our effective income tax rate varies from the statutory rate within the United States of 35% due primarily to the deduction attributable to U.S. production activities, state tax requirements, earnings in foreign jurisdictions taxed at rates different from the statutory U.S. federal rate, and tax credits.  The increase in the year to date tax rate is primarily due to expiration of favorable legislation related to certain foreign income and research and development costs, and nonrecurring transactions which created tax benefits in the second quarter of 2011.

The effective tax rate for the full year 2011 was 28.4% and was reduced by excess tax credits generated as part of a repatriation of foreign earnings which occurred during 2011.

Income from Continuing Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2012	2011	Change	2012	2011	Change

Income from continuing operations, net of tax	$69.7	$53.7	29.8%	$219.2	$142.3	54.0%

EPS
Basic	$1.11	$0.86		$3.50	$2.29
Diluted	1.08	0.85		3.43	2.26

The increase in income from continuing operations, net of tax, during the three months and nine months ended September 30, 2012 versus the prior comparative periods was primarily attributable to the strong increase in EBIT in both periods offset by a higher effective tax rate during 2012 versus 2011.

Income (Loss) from Discontinued Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011

Income (loss) from discontinued operations, net of tax	$(0.2)	$—	$3.3	$(0.6)
Tax expense (benefit)	—	—	0.1	—
	$(0.2)	$—	$3.2	$(0.6)

EPS
Basic	$(0.01)	$—	$0.05	$—
Diluted	—	—	0.05	(0.02)

For the three months ended September 2012, the Company had loss before income taxes of $0.2 million pertaining to legacy workers compensation claims. Income from Discontinued Operations for the nine months ended September 30, 2012 primarily reflects the $3.75 million gain recognized in April 2012 upon final settlement of earn-out income from the 2010 sale of our specialty trailer business.

Net Income

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2012	2011	Change	2012	2011	Change

Net Income	$69.5	$53.7	29.4%	$222.4	$141.7	57.0%

EPS
Basic	$1.10	$0.86		$3.55	$2.29
Diluted	1.08	0.85		3.48	2.24

The increase in net income for the three months and nine months ended September 30, 2012 versus the prior comparative periods was primarily attributable to the growth in income from continuing operations in both comparative periods.  Income from Discontinued Operations of $3.2 million recognized during the nine month period ended September 30, 2012 also contributed to higher net income during the first nine months of 2012.

Acquisitions and Disposals

On March 9, 2012, we acquired 100% of the equity of Hertalan Holding B.V. (“Hertalan”) for a total cash purchase price of €37.3 million, or $48.9 million, net of €0.1 million, or $0.1 million, cash acquired.  The Company funded the acquisition with borrowings under its $600 million senior unsecured revolving credit facility (the “Facility”) and cash on hand.  The acquisition of Hertalan strengthens the Company’s ability to efficiently serve European customers in the EPDM roofing market in Europe with local manufacturing and established distribution channels.  Hertalan operates within the Construction Materials segment. As of September 30, 2012, the preliminary amount of goodwill recorded related to the acquisition of Hertalan was approximately $13.5 million.

On December 2, 2011, we acquired 100% of the equity of TSEI Holdings, Inc. (“Tri-Star”) for a total cash purchase price of $284.8 million, net of $4.5 million cash acquired.  The Company funded the acquisition with borrowings under the Facility.  The acquisition of Tri-Star adds capabilities and technology to strengthen the Company’s interconnect products business by expanding its product and service range to its customers.  Tri-Star operates within the Interconnect Technologies segment. As of September 30, 2012, the preliminary amount of goodwill recorded related to the acquisition of Tri-Star was approximately $156.8 million.

On August 1, 2011, we acquired 100% of the equity of PDT Phoenix GmbH (“PDT”) for €82.3 million, or $118.6 million, of which €78.7 million, or $113.4 million, was paid in cash initially funded with borrowings under the Facility, most of which were subsequently repaid, as well as cash on hand.  The purchase price provides for contingent consideration based on future earnings.  The fair value of contingent consideration recognized at the acquisition date was $5.2 million.  PDT operates within the Construction Materials segment.  PDT is a leading manufacturer of EPDM-based (rubber) roofing membranes and industrial components serving European markets. The acquisition of PDT provides a platform to serve the

European market for single-ply roofing systems, and expands our growth internationally.  As of September 30, 2012, the amount of goodwill recorded related to the acquisition of PDT was approximately $30.4 million.

On January 2, 2012, we sold the profiles and frames business portion of PDT (“PDT Profiles”) for cash proceeds of $22.1 million.  No gain or loss was recognized upon the sale of PDT Profiles.

Financial Reporting Segments

Carlisle Construction Materials (“CCM”)

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change	Change			Change	Change
(in millions)	2012	2011	$	%	2012	2011	$	%

Net Sales	$456.7	$442.2	$14.5	3.3%	$1,280.5	$1,105.5	$175.0	15.8%

EBIT	$79.6	$60.2	$19.4	32.2%	$207.0	$132.4	$74.6	56.3%

EBIT Margin	17.4%	13.6%			16.2%	12.0%

CCM’s sales growth of 3.3% during the third quarter of 2012 versus the prior year period reflected organic sales growth of 1.3% and acquisition growth of 2.4%, partially offset by negative foreign exchange impact from the decline in the Euro of 0.4%.  CCM’s organic sales growth reflected 4% higher selling price offset by 3% lower sales volume for our commercial roofing products.  Lower volume was in part impacted by an uncertain economic environment and prolonged drought-like conditions in many U.S. regions reducing reroofing demand.  Sales volume for our polyiso insulation products were relatively level.  Sales at Insulfoam, our rigid foam insulation business, were up by 13% during the third quarter, reflecting increased activity in residential construction.  Acquisitions contributed $10.5 million to sales during the third quarter of 2012 reflecting one months’ results for PDT, which was acquired on August 1, 2011, and three months of results for Hertalan, which was acquired on March 9, 2012.

For the first nine months of 2012, CCM’s sales increase consisted of organic sales growth of 11.0% and acquisition growth of 5.0%.  During the first nine months of 2012, organic sales growth was primarily driven by higher selling price and increased demand for polyiso insulation products.  Sales of roofing membrane products was higher in the first quarter but was offset by lower roofing demand in later periods due to reduction in reroofing volume.

During the third quarter of 2012, CCM’s EBIT margin increased by 380 basis points over the prior year period, reflecting selling price realization and savings from the Carlisle Operating System, partially offset by higher per unit production costs due to reduced production levels.

CCM’s EBIT margin for the first nine months of 2012 rose by 420 basis points over the prior year period, reflecting selling price realization, higher sales volume, savings from the Carlisle Operating System, and other manufacturing efficiencies.  Included in EBIT for the nine months ended September 30, 2012 was $1.3 million in additional Cost of Goods Sold related to recording the acquired Hertalan inventory at estimated fair value, $0.8 million in other transaction expenses for the acquisitions of PDT and Hertalan, $0.8 million for write-down of solar inventory and $0.3 million of exit and disposal costs related to plant consolidations.

CCM’s has a project underway to consolidate manufacturing operations from our facility in Elberton, GA into our locations in Terrell, TX and Carlisle, PA for which it had incurred $0.3 million of expense through the third quarter of 2012.  CCM expects to incur costs for this project of $0.9 million during the fourth quarter of 2012 and the consolidation is expected to be completed by the end of 2012 with a total projected cost of $1.2 million.

CCM has significant capital expenditure projects underway to address polyiso market demand, to provide better service to our customers and to improve margins.  In the fourth quarter of 2011, CCM acquired land and commenced construction on a new 407,000 sq. ft. polyiso plant in Puyallup, WA in order to service increasing demand for energy efficient insulation solutions in the Pacific-Northwest region.  CCM anticipates the plant will be operational in the first quarter of 2013.  In 2012, CCM also commenced a capital project to relocate polyiso operations at its current 168,000 square foot Kingston, NY location to a new, 300,000 square foot facility in Montgomery, NY to serve the growing polyiso market in the northeast United States in a more cost effective, energy efficient and higher quality manner.  This project is expected to be completed by the second quarter of 2013.  In May 2012, we announced a project to establish a new PVC (polyvinyl chloride) roofing membrane manufacturing line at our Greenville, Illinois location.  PVC membrane comprises approximately 15% of the commercial roofing market and is a growing market segment.  The new manufacturing line is expected to be operational by 2014.  CCM’s total capital expenditures in 2012 are expected to be approximately $74 million.

CCM’s net sales and EBIT are generally higher in the second and third quarters of the year due to increased construction activity during these periods. Over the last several years, CCM’s commercial roofing business has shifted significantly towards re-roofing, which currently constitutes approximately 75% of its commercial activity.  The re-roofing market is less cyclical and relatively more stable than the new construction market due to the large base of installed roofs requiring replacement in a given year.  The percent of business attributable to re-roofing has fallen from levels of 85% in the prior year due to modest increases in new construction and reduced re-roofing demand.  The slower market conditions for the re-roofing market that we experienced during the third quarter could continue through the fourth quarter of 2012. In addition, while prices for some of CCM’s key raw materials have recently declined, costs could be increasing in the near future for certain of CCM’s key raw materials, particularly benzene based inputs. CCM may also experience difficulty maintaining its current price levels due to significant price competition.

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

Carlisle Transportation Products (“CTP”)

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change	Change			Change	Change
(in millions)	2012	2011	$	%	2012	2011	$	%

Sales	$158.2	$157.0	$1.2	0.8%	$593.0	$553.4	$39.6	7.2%

EBIT	$6.5	$(10.1)	$16.6	164.4%	$44.6	$8.7	$35.9	412.6%

EBIT Margin	4.1%	-6.4%			7.5%	1.6%

CTP’s net sales increase of 0.8% during the third quarter of 2012 primarily reflects higher selling prices.  Foreign exchange fluctuations had a negative impact of 0.3% of net sales during the third quarter of 2012 versus the prior year period.  CTP experienced solid growth in its high speed trailer and power sports markets of 18% and 9%, respectively, reflecting continued progress on strengthening sales channels.  This increase was partially offset by a 22% decline in demand from the outdoor power equipment market, where drought conditions in the U.S. reduced demand for lawn and garden equipment as well as impacted demand for agriculture products to the aftermarket. For the first nine months of 2012, CTP’s 7.2% net sales increase primarily reflected higher selling prices and, to a lesser extent, higher demand in CTP’s agriculture/construction, high speed trailer and power sports markets. CTP continues to build its sales to the higher margin replacement channel market where sales volume was up by 7% on a year-to-date basis.

CTP achieved solid improvement in its EBIT performance during the third quarter of 2012 versus the third quarter of 2011 due to lower raw material and freight costs, savings generated from the Carlisle Operating System and non-recurrence of plant start-up inefficiencies from 2011.  EBIT during the prior year third quarter included $4.0 million in costs related to management and organizational changes and $1.3 million of plant restructuring costs.

For the first nine months of 2012, CTP’s EBIT margin was favorably impacted by higher selling prices over raw material cost, savings from the Carlisle Operating System and the non-recurrence of plant start-up inefficiencies that were incurred in 2011.  Plant restructuring costs for the first nine months in 2012 of $1.6 million compared to costs of $5.1 million for the same prior year period.

CTP has a project underway to consolidate certain international operations into the United States.  CTP has incurred year to date expense of $1.6 million for this project, primarily related to the cost of employee termination benefits.  Total costs for this project are expected to be $1.9 and the consolidation is expected to be completed by the end of this year.

Net sales and EBIT for CTP are generally higher in the first six months of the year due to peak sales volumes in the outdoor power equipment product line. Drought conditions in the U.S. Midwest during 2012 have had a negative impact on products sales for the outdoor power equipment market.  While CTP has been increasing sales to the high speed trailer, power sports and related aftermarkets during 2012, we may continue to experience lower demand in the outdoor power equipment market in the fourth quarter 2012.

As of September 30, 2012, the carrying value of CTP’s goodwill was $92.1 million.  Goodwill is tested at least annually for impairment or when evidence of a potential impairment exists. We did not recognize any goodwill impairment during the nine months ended September 30, 2012 related to CTP or any of our other segments. However, deterioration of the outlook for CTP could potentially result in a future impairment loss within this segment.  For additional information, refer to “Critical Accounting Policies”.

Carlisle Brake & Friction (“CBF”)

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change	Change			Change	Change
(in millions)	2012	2011	$	%	2012	2011	$	%

Sales	$117.6	$134.2	$(16.6)	-12.4%	$384.6	$381.4	$3.2	0.8%

EBIT	$19.8	$25.4	$(5.6)	-22.0%	$69.8	$66.0	$3.8	5.8%

EBIT Margin	16.8%	18.9%			18.1%	17.3%

Organic sales for CBF declined during the third quarter of 2012 by 10.2%.  In addition, fluctuations in foreign exchange rates during the third quarter of 2012 had a negative impact on sales of 2.2%.  Demand for CBF’s braking and friction applications to the construction market declined by 20%, reflecting slower worldwide economic conditions.  CBF has exited certain low margin or unprofitable product lines which reduced sales by $3.1 million during the third quarter of 2012. Partially offsetting this decline was an increase in sales to the mining and agriculture markets of 4% and 10%, respectively.

For the first nine months of 2012, CBF’s sales increased by 0.8% primarily reflecting organic sales growth during the first nine months of 2012 of 2.5%, offset by the negative impact of foreign exchange rate fluctuations of 1.7%.  Demand from OE manufacturers in the construction, mining and agricultural markets has steadily declined since the beginning of 2012 reflecting slowing global market conditions.

EBIT margin declined during the third quarter of 2012 by 210 basis points at CBF reflecting higher per-unit production costs due to lower sales volumes, negative impact from changes in sales mix as well as the non-recurrence of a $2.8 million favorable adjustment in 2011 related to the Hawk acquisition.  Included in EBIT for the third quarter of 2011 was $0.8 million in restructuring costs primarily related to its exit from its Canada operation.  These negative impacts were offset by lower raw material costs and savings from the Carlisle Operating System.  For the first nine months of 2012, EBIT margin improvement reflects selling price increases over raw material costs and savings from the Carlisle Operating System partially offset by the negative impact of changes in sales mix.

CBF has experienced declining demand for its off-highway braking applications during 2012 due to lower growth in China, recessionary conditions in the European market and economic uncertainty resulting in reduced spending on infrastructure and construction projects.  However, the long term outlook for CBF appears favorable due to the specialized nature of its friction and off-highway braking applications, long term demand for infrastructure spending in developing regions such as Asia Pacific and South America and geographic diversity of CBF’s customer base.  For the near term, we expect lower sales may continue through the fourth quarter of 2012 and potentially into 2013.  CBF is taking actions to reduce operating costs in light of lower sales levels.

Carlisle Interconnect Technologies (“CIT”)

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change	Change			Change	Change
(in millions)	2012	2011	$	%	2012	2011	$	%

Sales	$115.0	$75.7	$39.3	51.9%	$340.5	$213.1	$127.4	59.8%

EBIT	$18.7	$10.9	$7.8	71.6%	$52.8	$31.5	$21.3	67.6%

EBIT Margin	16.3%	14.4%			15.5%	14.8%

CIT’s sales growth of 52% reflected organic growth of 21% and sales from the Tri-Star acquisition of $23.2 million, or 31%.  Organic growth at CIT was driven by 25% growth in the aerospace market partially offset by a 2% decrease in sales to the military market and a 15% decrease in sales in the test and measurement market.  We continue to achieve higher sales for our in-flight entertainment applications, sales related to the Boeing 787 program and higher demand for other Boeing and Airbus programs. For the first nine months of 2012, CIT’s sales growth of 60% reflected 25% organic growth primarily due to high aerospace demand, and 35% growth from the Tri-Star acquisition.

CIT’s EBIT margin increased by 190 basis points in the third quarter of 2012 over the prior year period primarily on higher sales volume.  EBIT contribution from the Tri-Star acquisition was $3.8 million.  Also included in EBIT for the third quarter of 2012 was a $0.7 million gain reflecting the fair value of commodity swap agreements entered into that mitigate exposure to changes in the prices of copper and silver. Offsetting this was $0.4 million in additional costs to relocate certain operations to CIT’s Kent, WA facility. Year to date EBIT growth of 68% reflects higher sales volume partially offset by higher raw material costs and contributions of $11.3 million from the Tri-Star acquisition.  Included in Tri-Star’s EBIT contribution of $11.3 million are $1.8 million in acquisition related costs primarily due to additional cost of goods sold resulting from the fair valuation of inventory.

We expect sales to the aerospace market to continue to grow at a strong rate above U.S. GDP levels.  The long-term growth prospects for the aerospace market continue to be favorable. Demand by airlines for more fuel efficient aircraft, for which we provide many applications, is growing at a high rate worldwide.  However, the impact of uncertainty or reduction in military spending in the U.S. as a result of the budget process, as well as potential slowdown in global growth could have a negative impact on future results.

Carlisle FoodService Products (“CFSP”)

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change	Change			Change	Change
(in millions)	2012	2011	$	%	2012	2011	$	%

Sales	$62.7	$61.4	$1.3	2.1%	$185.2	$181.5	$3.7	2.0%

EBIT	$(1.2)	$4.5	$(5.7)	-126.7%	$10.0	$15.3	$(5.3)	-34.6%

EBIT Margin	-1.9%	7.3%			5.4%	8.4%

CFSP’s third quarter of 2012 sales increase reflected 2.6% organic growth offset by the negative impact of foreign exchange of 0.5%.  Of CFSP’s organic sales growth, selling price increases of 6% were offset by 3% reduced volume reflecting lower demand from its distributors to independent foodservice operators as well as lower demand in Europe.  Reduced sales demand was partially offset by higher sales by CFSP’s to its national restaurant accounts.  For the first nine months of 2012, sales growth of 2.0% reflected higher selling price partially offset by lower volume.

As part of its performance improvement strategy, CFSP commenced restructuring actions related to closing or consolidating certain of its manufacturing and distribution operations that were unprofitable and exiting the flameless chafer product line.  CFSP recorded $6.9 million in charges during the third quarter of 2012 for these activities, including $3.5 million for impairment of long-lived assets and a $2.5 million impairment charge related to the abandonment of the flameless chafer product line.  Additional costs related to these activities are expected to be $1.2 million in the fourth quarter of 2012 and the projects are expected to be substantially complete by the end of 2012.  Annualized savings from the exit of these activities are estimated to be $5 million beginning in 2013.

CFSP’s EBIT margin loss of 1.9% during the third quarter of 2012 reflected the impact of restructuring costs partially offset by margin improvement from increased selling prices.  CFSP’s EBIT margin for the first nine months of 2012 of 5.4% was lower than prior year due to the aforementioned restructuring costs and higher raw material costs offset by the positive impact of high selling price higher selling price and savings from the Carlisle Operating System.

Sales for CFSP tend to be marginally stronger in the second and third quarters. Growth rates in the foodservice product sector have been low due to high unemployment impacting consumer confidence.  Recent restaurant industry indicators show positive trends in same store sales and operator sentiment however the outlook remains cautious for the restaurant market.  CFSP has a number of action plans underway to strengthen sales channels and improve operating and earnings performance, which include the aforementioned restructuring actions.

Corporate expense

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change	Change			Change	Change
(in millions)	2012	2011	$	%	2012	2011	$	%

Corporate expenses	$(12.8)	$(9.1)	$(3.7)	-40.7%	$(37.1)	$(31.5)	$(5.6)	-17.8%

As a percentage of net sales	-1.4%	-1.0%			-1.5%	-1.3%

Corporate expenses are largely comprised of compensation, benefits and travel expense for the corporate office staff.  Corporate expenses also include certain external audit fees attributable to corporate activities and internal audit expenses as well as certain costs associated with our corporate support in Asia Pacific and Europe.  We also maintain a captive insurance program for workers compensation costs on behalf of all the Carlisle operating companies. The increase in corporate expense for the third quarter of 2012 versus the prior year period reflects higher incentive-based compensation expense, expense related to corporate-led companywide initiatives in business development, procurement, and management development and non-recurrence of $0.8 million in foreign exchange gains in the prior year.

Liquidity and Capital Resources

We maintain liquidity sources primarily consisting of cash and cash equivalents and the unused portion of our committed credit facility. As of September 30, 2012, we had $87.1 million of cash and cash equivalents on hand, of which $61.6 million was located in our wholly owned subsidiaries outside the United States.  Cash held by subsidiaries outside the United States is held primarily in the currency of the country in which it is located. Such cash is used to fund the operating activities of our foreign subsidiaries and for further investment in foreign operations. Generally, we consider such cash to be permanently reinvested in our foreign operations and our current plans do not demonstrate a need to repatriate such cash to fund U.S. operations and corporate activities. Repatriation of cash held by foreign subsidiaries may require the accrual and payment of taxes in the United States.

In addition, cash held by subsidiaries in China is subject to local laws and regulations that require government approval for conversion of such cash to and from U.S. dollars as well as for transfer of such cash to entities that are outside of China. As of September 30, 2012, we had cash and cash equivalents of $10.1 million located in wholly owned subsidiaries of the Company within China.

The unused portion of our credit facility as of September 30, 2012 was $430 million.

Sources and Uses of Cash and Cash Equivalents

	Nine Months Ended September 30,
			Change
In millions	2012	2011	$
Net cash provided by operating activities	$323.2	$118.9	204.3
Net cash used in investing activities	(117.2)	(150.9)	33.7
Net cash (used in) provided by financing activities	(194.5)	24.0	(218.5)
Effect of exchange rate changes on cash	0.9	0.4	0.5
Change in cash and cash equivalents	$12.4	$(7.6)	$20.0

The increase in net cash provided by operating activities of $204.3 million from the first nine months of 2011 to the first nine months of 2012 was primarily due to higher earnings during the first nine months of 2012 versus the same prior year period and difference in usage of cash to fund working capital. Cash provided by working capital and other assets and liabilities of $15.2 million for the first nine months of 2012 was a favorable change in cash of $112.5 million versus the $97.3 million in cash used for working capital and other assets and liabilities the first nine months of 2011.  The favorable change in working capital primarily reflected lower usage of cash for receivables and inventory in part due to lower sales growth rate in 2012 versus 2011.

We view the ratio of our average working capital balances (defined as the average of the quarter end balances of receivables, plus inventory less accounts payable) as a percentage of annualized sales (defined as year-to-date net sales calculated on an annualized basis) as an important measure of our ability to effectively manage our cash requirements in relation to changes in sales activity.  For the first nine months of 2012, average working capital as a percentage of annualized sales increased to 22.1%, as compared to a percentage of 21.5% for the first nine months of 2011 on slightly higher accounts receivable and inventory levels as a percentage of sales, when compared to the prior year.  We are focused on using the Carlisle Operating System across all the business segments to improve cash flow and key working capital measurements such as Days Sales Outstanding (“DSO”), Inventory Turns and Days Payable Outstanding (“DPO”).

Cash used for investing activities was $117.2 million for the first nine months of 2012, compared to $150.9 million for the first nine months of 2011. Capital expenditures were $93.7 million in the first nine months of 2012 compared to capital expenditures of $48.5 million in the first nine months of 2011. Plant expansion projects at Interconnect Technologies are substantially complete.  Brake and Friction has plant expansion or upgrade projects underway both in the U.S. and Italy.  Construction Materials is currently building two new insulation materials facilities as well as establishing a new PVC manufacturing line.  We expect our full year capital expenditures will be between approximately $135 million and $140 million.

During the first quarter of 2012, we utilized cash of $48.9 million to acquire Hertalan.  Also during the first quarter of 2012, we received proceeds from the sale of the PDT profiles business of $22.1 million.  During the prior year, we utilized $113.4 million in cash, net of cash acquired of $7.5 million, to acquire PDT in Germany.

Cash used by financing activities of $195.5 million for the first nine months of 2012 primarily reflects the reduction in borrowings of $189.3 million and $35.1 million for the payment of dividends offset by increased cash from stock option activity.  During the third quarter of 2012, we increased our dividend by 11%, making it the 36th consecutive year of dividend increases.  Cash provided by financing activities of $24.0 million for the first nine months of 2011 primarily reflects $103 million in proceeds from borrowings under our revolving credit facility offset by the redemption of senior unsecured notes assumed in the Hawk acquisition for $59.0 million and $32.3 million for the payment of dividends.

Debt Instruments and Covenants

At September 30, 2012 we had $430 million available under our $600 million revolving credit facility. We were in compliance with all covenants and limitations under this facility in 2012 and 2011. The average interest rate of borrowings under the revolving credit facility during the nine month period ended September 30, 2012 was 1.33%.  Our outstanding borrowings of $170 million as of September 30, 2012 under our credit facility primarily reflect borrowings used to fund the acquisitions of Tri-Star Electronics in December 2011 and Hertalan in March 2012, less cash generated by operations applied to reduction of debt.

We also maintain a $45 million uncommitted line of credit, of which $45 million was available at September 30, 2012.

We have senior unsecured notes outstanding of $150 million due 2016 (at a stated interest rate of 6.125%) and $250 million due 2020 (at a stated interest rate of 5.125%) that are rated BBB by Standard & Poor’s and Baa2 by Moody’s.  We view our debt to capital ratio (defined as short-term debt plus long-term debt divided by the sum of total Shareholders’ equity, long-term debt and short-term debt) as an important indicator of our ability to utilize debt in financing acquisitions. As of September 30, 2012, our debt to capital ratio was 25%.

Under the Company’s various debt and credit facilities, the Company is required to meet various restrictive covenants and limitations, including limitations on leverage ratios, interest coverage and limits on outstanding debt balances held by certain subsidiaries. The Company was in compliance with all covenants and limitations as of September 30, 2012 and December 31, 2011.

Critical Accounting Policies

Goodwill and Intangible Assets

Goodwill is not amortized but is tested annually for impairment at a reporting unit level.  Additionally, goodwill is tested for impairment on an interim basis if at any time facts and circumstances indicate that an impairment may have occurred.

As discussed in Item 2 of the Company’s March 31, 2012 Quarterly Report on Form 10-Q under Critical Accounting Policies, the Company performed an interim goodwill impairment test for the Transportation Products reporting unit as of March 31, 2012 and found that the fair value of the reporting unit exceeded its carrying value by approximately 14%.  As of June 30, 2012, in accordance with ASU 2011-08, management performed a qualitative assessment of the Transportation Products reporting unit and determined that the fair value of a reporting unit is not more likely than not less than the carrying amount.  As such, management concluded that an interim goodwill impairment test was not necessary as of June 30, 2012.

Based on changes in forecasted cash flows related to the Transportation Products segment, management determined at September 30, 2012 that such changes represented an indicator that the goodwill of approximately $92 million within the Transportation Products reporting unit may be impaired.  As such, management performed an interim goodwill impairment test for CTP as of September 30, 2012.

As of September 30, 2012, management estimated that CTP’s fair value exceeded its carrying value by approximately 2%. Consistent with the October 1, 2011 annual test and March 31, 2012 interim test, fair value was based on an income approach utilizing the discounted cash flow method. Management also utilized fair value estimates derived from the market approach utilizing the public company market multiple method to validate the results of the discounted cash flow method, which required management to make assumptions about the applicability of those multiples to CTP.  The discounted cash flow method required management to estimate future cash flows and discount those amounts to present value. The key assumption that drove fair value as of September 30, 2012 was future EBIT. Management utilized historical and expected EBIT, based on year-to-date actual results as of September 30, 2012 as well as historical experience. Future EBIT also continue to include estimates of increased future cash flows to be derived from benefits attributable to the restructuring activities in the Transportation Products reporting unit undertaken in 2009, 2010 and 2011. These activities include the consolidation of manufacturing capacity and distribution centers in the United States and manufacturing capacity in China, activities to increase production efficiencies at its Jackson, TN start-up tire manufacturing facility, organizational changes, and streamlining of administrative functions. The costs associated with these restructuring activities are not expected to recur in future periods and are expected to result in increased profitability and cash flows in this reporting unit versus recent historical results. The results for the first nine months of 2012 have indicated that such benefits are being captured, however, while management believes that these assumptions are appropriate, significant changes in the estimated future benefits of the restructuring activities, along with continued revenue growth rates, price and availability of key raw materials, continued operating efficiencies and discount rates may materially affect the Transportation Products reporting unit’s fair value.

While management believes its assumptions are appropriate, they are subject to uncertainty and by nature include judgments and estimates regarding various factors including the realization of future sales price increases, fluctuation in price and availability in key raw materials, and future operating efficiencies. Based on management’s sensitivity analysis a 3% decrease in the EBIT assumption would reduce estimated fair value by approximately $8 million, which would result in the carrying value exceeding the estimated fair value. This would require the Company to perform step two of the impairment test described more fully in Item 7 of the Company’s 2011 Annual Report on Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes in the Company’s market risk for the period ended September 30, 2012. For additional information, refer to Item 7A of the Company’s 2011 Annual Report on Form 10-K.

Item 4. Controls and Procedures

(a) Under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation and as of September 30, 2012, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective.

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

Based on an ongoing evaluation and the Company’s insurance coverage, the Company believes that the resolution of its remaining pending asbestos claims, including the above matter, will not have a material impact on the Company’s financial condition, results of operations, or cash flows, although these matters could result in the Company being subject to monetary damages, costs or expenses, and charges against earnings in particular periods.

From time-to-time the Company may be involved in various other legal actions arising in the normal course of business. In the opinion of management, the ultimate outcome of such actions will not have a material adverse effect on the consolidated financial position of the Company, but may have a material impact on the Company’s results of operations for a particular period. There were no material legal expenses recognized during the first nine months of 2012 and 2011.

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

Item 1A.      Risk Factors

During the quarter ended September 30, 2012, there were no material changes to the risk factors disclosed in “Item 1A. Risk Factors” of the 2011 Annual Report on Form 10-K.

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.               Defaults Upon Senior Securities

Not applicable.

Item 4.               Mine Safety Disclosures

Not applicable.

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

October 23, 2012
	By:	/s/ Steven J. Ford
Name: Steven J. Ford
Title: Vice President and Chief Financial Officer