Form 10-K
period 2012-12-31
CARLISLE COMPANIES INC
filed 2013-02-12
CIK 790051

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number 1-9278

CARLISLE COMPANIES INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	31-1168055 (I.R.S. Employer Identification No.)
11605 North Community House Road, Suite 600,
Charlotte, North Carolina 28277 (Address of principal executive office, including zip code)	(704) 501-1100 (Telephone Number)

         Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $1 par value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the shares of common stock of the registrant held by non-affiliates was approximately $3.3 billion based upon the closing price of the common stock on the New York Stock Exchange on June 30, 2012.

         As of February 6, 2013, 63,185,466 shares of common stock of the registrant were outstanding;

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2013 are incorporated by reference in Part III.

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

        The Company's executive offices are located at 11605 North Community House Road, Suite 600, Charlotte, North Carolina. The Company's main telephone number is (704) 501-1100. The Company's Internet website address is www.carlisle.com. Through this Internet website (found in the "Investor Relations" link), the Company makes available free of charge its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and all amendments to those reports, as soon as reasonably practicable after these reports are electronically filed with or furnished to the Securities and Exchange Commission.

Management Philosophy/Business Strategy

        The Company strives to be the market leader in the various niche markets it serves. The Company is dedicated to achieving low cost positions and providing service excellence based on, among other things, superior quality, on-time delivery, and short cycle times.

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

        During 2008, the Company began the implementation of the Carlisle Operating System ("COS"), a manufacturing structure and strategy deployment system based on lean enterprise and six sigma principles. COS is a continuous improvement process and is redefining the way the Company does business. Waste is being eliminated and efficiencies improved enterprise wide, allowing the Company to increase overall profitability. Improvements are not limited to production areas, as COS is also driving improvements in new product innovation, engineering, supply chain management, warranty, and product rationalization. COS is creating a culture of continuous improvement across all aspects of the Company's business operations.

Acquisitions and Divestitures

        The Company has a long-standing acquisition strategy. Traditionally, the Company has focused on acquiring new businesses that can be added to existing operations, or "bolt-ons." In addition, the Company considers acquiring new businesses that can operate independently from other Carlisle companies. Factors considered by the Company in making an acquisition include consolidation opportunities, technology, customer dispersion, operating capabilities, and growth potential.

        For more details regarding the acquisition, consolidation, and divestiture of the Company's businesses during the past three years, see "Part II—Item 7. Management's Discussion and Analysis of

Financial Condition and Results of Operations—Acquisitions", Notes 3 and 4 to the Consolidated Financial Statements in Item 8, and "Discontinued Operations," also in Item 1 below.

        Information on the Company's revenues, earnings, and identifiable assets for continuing operations by industry segment for the last three fiscal years is as follows (amounts in millions):

  Financial Information about Industry Segments

	2012	2011	2010
Sales to Unaffiliated Customers(1)
Carlisle Construction Materials	$1,695.8	$1,484.0	$1,223.6
Carlisle Transportation Products	778.2	732.1	684.8
Carlisle Brake & Friction	449.0	473.0	129.4
Carlisle Interconnect Technologies	463.1	299.6	251.1
Carlisle FoodService Products	243.3	235.8	238.8

Total	$3,629.4	$3,224.5	$2,527.7

Earnings Before Interest and Income Taxes
Carlisle Construction Materials	$273.4	$177.9	$159.2
Carlisle Transportation Products	52.4	9.1	21.7
Carlisle Brake & Friction	75.6	77.2	(0.9)
Carlisle Interconnect Technologies	69.1	41.9	30.9
Carlisle FoodService Products	12.3	13.2	24.3
Corporate(2)	(58.5)	(44.2)	(39.1)

Total	$424.3	$275.1	$196.1

Identifiable Assets
Carlisle Construction Materials	$859.9	$774.4	$594.6
Carlisle Transportation Products	578.9	584.9	554.5
Carlisle Brake & Friction	642.4	665.8	662.0
Carlisle Interconnect Technologies	1,059.4	782.1	398.8
Carlisle FoodService Products	190.1	206.8	212.4
Corporate(3)	126.6	101.2	105.6

Total	$3,457.3	$3,115.2	$2,527.9

(1)
Intersegment sales or transfers are not material

(2)
Includes general corporate expenses

(3)
Consists primarily of cash and cash equivalents, facilities, and other invested assets, and includes assets of discontinued operations not classified as held for sale

        A reconciliation of assets reported above to total assets as presented on the Company's Consolidated Balance Sheets in Item 8 is as follows:

	2012	2011
Total Identifiable Assets by segment per table above	$3,457.3	$3,115.2
Assets held for sale of discontinued operations*	—	22.7

Total assets per Consolidated Balance Sheets in Item 8	$3,457.3	$3,137.9

*
See Note 4 to the Consolidated Financial Statements in Item 8.

Description of Businesses by Segment

Carlisle Construction Materials ("CCM" or the "Construction Materials segment")

        The Construction Materials segment manufactures and sells rubber ("EPDM") and thermoplastic polyolefin ("TPO") roofing systems. In addition, CCM markets and sells polyvinyl chloride ("PVC") membrane and accessories purchased from third party suppliers. CCM also manufactures and distributes energy-efficient rigid foam insulation panels for substantially all roofing applications. Roofing materials and insulation are sold together in warranted systems or separately in non-warranted systems to the new construction, re-roofing and maintenance, general construction, and industrial markets. Through its coatings and waterproofing operation, this segment manufactures and sells liquid and spray-applied waterproofing membranes, vapor and air barriers, and HVAC duct sealants and hardware for the commercial and residential construction markets. The majority of CCM's products are sold through a network of authorized sales representatives and distributors.

        On March 9, 2012, the Company acquired 100% of the equity of Hertalan Holding B.V. ("Hertalan") for a total cash purchase price of approximately €37.3 million, or $48.9 million, net of €0.1 million, or $0.1 million, cash acquired. The acquisition of Hertalan strengthens the Company's ability to efficiently serve European customers in the EPDM roofing market in Europe with local manufacturing and established distribution channels. See Note 3 in Item 8 for further information regarding the acquisition and the related purchase price allocation.

        On August 1, 2011, the Company acquired PDT Phoenix GmbH ("PDT") for approximately $111.0 million, net of $7.6 million cash acquired. The purchase price of $118.6 million was comprised of $113.4 million in cash and $5.2 million in contingent consideration. Contingent consideration has subsequently been increased to $9.9 million as of December 31, 2012 due to an increase in expected earnings of PDT in 2014. Settlement of the contingent consideration is expected to occur in June 2015. PDT operates manufacturing facilities in Germany and is a leading manufacturer of EPDM based roofing materials. The acquisition of PDT is an important foothold for CCM in servicing the growing single-ply roofing market in Europe. See Note 3 in Item 8 for further information regarding the acquisition and the related purchase price allocation. On January 2, 2012, the Company completed the sale of PDT's non-roofing and waterproofing unit ("PDT Profiles") to Datwyler Group of Altdorf, Switzerland for $22.1 million with no pre-tax gain or loss recognized upon the sale. See Note 4 in Item 8 regarding discontinued operations.

        CCM operates manufacturing facilities located throughout the United States, its primary market, and in Germany, The Netherlands, and Romania. Insulation facilities are located in Kingston, New York, Franklin Park, Illinois, Lake City, Florida, Terrell, Texas, Tooele, Utah, and Smithfield, Pennsylvania. EPDM manufacturing operations are located in Carlisle, Pennsylvania, Greenville, Illinois, and in Hamburg and Waltershausen, Germany. Following the acquisition of Hertalan, the Company also operates EPDM manufacturing facilities in Kampen, The Netherlands, and Baia Mare, Romania. TPO facilities are located in Senatobia, Mississippi and Tooele, Utah. Coatings and waterproofing manufacturing operations include five production facilities in North America. Block molded expanded polystyrene, or EPS, operations include ten production and fabrication facilities across the United States.

        Raw materials for this segment include EPDM polymer, TPO polymer, carbon black, processing oils, solvents, asphalt, methylene diphenyldiisocyanate, polyol, polyester fabric, black facer paper, oriented strand board, clay, and various packaging materials. Critical raw materials generally have at least two vendor sources to better assure adequate supply. For raw materials that are single sourced, the vendor typically has multiple processing facilities.

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

        CCM serves a large and diverse customer base; however, in 2012 two distributors represented approximately 29% of this segment's revenues, but neither distributor represented 10% of the Company's consolidated revenues. The loss of either of these distributors could have a material adverse effect on this segment's revenues and cash flows.

        This segment faces competition from numerous competitors that produce roofing, insulation, and waterproofing products for commercial and residential applications. The level of competition within this market varies by product line. As one of two leading manufacturers in the niche single-ply industry, CCM competes through pricing, innovative products, long-term warranties, and customer service. CCM offers extended warranty programs on its installed roofing systems, ranging from five years to 30 years and, subject to certain exclusions, covering leaks in the roofing system attributable to a problem with the particular product or the installation of the product. In order to qualify for the warranty, the building owner must have the roofing system installed by an authorized roofing applicator, an independent roofing contractor trained by CCM to install its roofing systems.

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

        CTP's products are sold by direct sales personnel to original equipment manufacturers ("OEMs"), mass merchandisers, and various wholesale and industrial distributors primarily in North America, Europe and Asia. A majority of sales are generated in the United States and Canada. Key markets served include outdoor power equipment, agriculture, construction, power sports, home appliance, high speed trailer, automotive styled wheels, recreational vehicles, industrial power transmission, and related aftermarket distributors. Manufacturing facilities are located in the United States and China. In addition, CTP has various distribution centers in the United States, Canada, Europe, and China that provide local sales and service.

        Raw materials for this segment include steel, rubber, fabric, and other oil-based commodities required for tire, wheel, and belt production. Raw materials are sourced worldwide to better assure adequate supply and critical raw materials generally have at least two vendor sources.

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

        CTP serves a large and diverse customer base; however, in 2012 one customer represented approximately 14% of this segment's revenues, but did not represent 10% of the Company's consolidated revenues. The loss of this customer could have a material adverse effect on this segment's revenues and cash flows.

        This segment competes globally against regional and international manufacturers. Few competitors participate in all served markets. A majority participate in only a few of CTP's served markets on a regional or global basis. Markets served are competitive and the major competitive factors include product performance, quality, product availability, and price. The relative importance of these competitive factors varies by market segment and channel.

        CTP has undertaken several consolidation projects in the Company's efforts to reduce costs and streamline operations. In 2009, CTP completed the consolidation of 19 distribution centers in the United States and Canada into nine existing facilities. In 2009, it also completed the consolidation of three wheel manufacturing plants located in California into one facility in Ontario, California and completed the consolidation of its pneumatic tire manufacturing operations in Buji, China into its manufacturing operation in Meizhou, China. In the third quarter of 2009, CTP began the process of consolidating its tire manufacturing operations in Heflin, Alabama, Carlisle, Pennsylvania and portions of Buji, China into a new facility in Jackson, Tennessee that was purchased in the third quarter of 2009. The consolidation of tire manufacturing operations into Jackson, Tennessee was completed during 2011. CTP experienced start-up inefficiencies in Jackson related to the ramp up of tire production in 2011, however, productivity has recently improved at this facility. During 2012, the Company transferred its remaining manufacturing operations in Buji, China. The tire manufacturing operations were transferred from Buji to Meizhou, China. The belt manufacturing operations were transferred from Buji to existing manufacturing facilities in Fort Scott, Kansas and Springfield, Missouri.

Carlisle Brake & Friction ("CBF" or the "Brake & Friction segment")

        The Brake & Friction segment consists of off-highway braking systems and friction products for off-highway, on-highway, aircraft, and other industrial applications. CBF also includes the performance racing group which markets and sells high-performance motorsport braking products. CBF's products are sold by direct sales personnel to OEMs, mass merchandisers, and various wholesale and industrial distributors around the world, including North America, Europe, Asia, South America, and Africa. Key markets served include agriculture, construction, aircraft, mining, heavy truck, wind and alternative energy, and performance racing. Manufacturing facilities are located in the United States, the United Kingdom, Italy, China, and Japan.

        On December 1, 2010, the Company completed the acquisition of all of the outstanding equity of Hawk Corporation ("Hawk") for a total cash purchase price of approximately $343.4 million, net of $70.7 million cash acquired. See Note 3 in Item 8 for further information regarding the acquisition and the related purchase price allocation. Hawk is a leading worldwide supplier of friction materials for brakes, clutches, and transmissions. With the combination of this acquisition and Carlisle Industrial Brake & Friction to form the Brake & Friction segment, the Company created a comprehensive global braking solutions platform enabling the Company to provide a broader line of attractive products and increasing presence within key emerging markets.

        The brake manufacturing operations require the use of various metal products such as castings, pistons, springs, and bearings. With respect to friction products, the raw materials used are fiberglass, phenolic resin, metallic chips, copper and iron powders, steel, custom-fabricated cellulose sheet, and various other organic materials. Raw materials are sourced worldwide to better assure adequate supply, and critical raw materials generally have at least two vendor sources.

        Sales and earnings tend to be marginally higher in the second and third quarters.

        The working capital practices for this segment include:

  (i)
  Standard accounts receivable payment terms of 30 days to 120 days.

  (ii)
  Standard accounts payable payment terms of 30 days to 120 days.

  (iii)
  Inventories are maintained in sufficient quantities to meet forecasted demand.

        CBF serves a large and diverse customer base; however, in 2012 one customer represented approximately 18% of this segment's revenues, but did not represent 10% of the Company's consolidated revenues. The loss of this customer could have a material adverse effect on this segment's revenues and cash flows.

        This segment competes globally against regional and international manufacturers. Few competitors participate in all served markets. A majority participate in only a few of CBF's served markets on a regional or global basis. Markets served are competitive and the major competitive factors include product performance, quality, product availability, and price. The relative importance of these competitive factors varies by market segment and channel.

Carlisle Interconnect Technologies ("CIT" or the "Interconnect Technologies segment")

        The Interconnect Technologies segment designs and manufactures high performance wire, cable, contacts, fiber optic, RF/microwave and specialty filtered connectors, specialty cable assemblies, integrated wired racks, trays, and fully integrated airframe subsystem solutions primarily for the aerospace, defense electronics, and test and measurement industries. This segment operates manufacturing facilities in the United States, Switzerland, China, Mexico, and the United Kingdom, with the United States, Europe, and China being the primary target markets for sales. Sales are made by direct sales personnel.

        On December 17, 2012, the Company acquired certain assets and assumed certain liabilities of Thermax ("Thermax"), an unincorporated North American division of Belden Inc., and acquired all of the outstanding shares of Raydex/CDT Limited ("Raydex" and together with Thermax, "Thermax/Raydex"), a company incorporated in England and Wales, for total cash consideration of approximately $265.5 million, net of $0.1 million cash acquired. With combined annual sales of approximately $110 million, Thermax/Raydex designs, manufactures, and sells wire and cable products for the commercial and military aerospace markets and certain industrial markets. The acquisition of Thermax/Raydex adds capabilities and technology to strengthen the Company's interconnect products business by expanding its product and service range to its customers. See Note 3 in Item 8 for further information regarding the acquisition and the related purchase price allocation.

        On December 2, 2011, the Company completed the purchase of TSEI Holdings, Inc. ("Tri-Star") for approximately $284.8 million, net of $4.5 million cash acquired. With annual sales of approximately $95 million, Tri-Star is based in El Segundo, California, with machining facilities in Riverside, California, and Lugano, Switzerland. Tri-Star is a supplier to the world's leading aerospace, avionics, and electronics companies. Tri-Star designs, manufactures, and sells customized, high-reliability contacts and connectors critical for accurate and efficient transmission of data and power on aircraft and defense platforms, as well as in high-end industrial equipment. See Note 3 in Item 8 for further information regarding the acquisition and the related purchase price allocation.

        Raw materials for this segment include gold, copper conductors that are plated with tin, nickel, or silver, polyimide tapes, polytetrafluoroethylene ("PTFE") tapes, PTFE fine powder resin, thermoplastic resins, stainless steel, beryllium copper rod, machined metals, plastic parts, and various marking and identification materials. Key raw materials are typically sourced worldwide and have at least two vendor sources to better assure adequate supply.

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

        CIT serves a large and diverse customer base; however, in 2012 two customers together represented 30% of this segment's revenues, but neither customer represented 10% of the Company's consolidated revenues. Following the acquisition of Thermax/Raydex, these two customers together represent 24% of this segment's annual revenues. The loss of one of these customers could have a material adverse effect on this segment's revenues and cash flows.

        The Interconnect Technologies segment is known for its engineering and product quality. Product performance, either mechanical or electrical in nature, is a principal competitive criterion, with pricing, delivery, and service also being key buying criteria for the customer.

Carlisle FoodService Products ("CFSP" or the "FoodService Products segment")

        The FoodService Products segment manufactures and distributes i) commercial and institutional foodservice permanentware, table coverings, cookware, display pieces, lighting equipment, and supplies to restaurants, hotels, hospitals, nursing homes, schools, and correctional facilities, and (ii) industrial brooms, brushes, mops, and rotary brushes for industrial, commercial, and institutional facilities. CFSP's product line is distributed from two primary distribution centers located in Charlotte, North Carolina, and Oklahoma City, Oklahoma to wholesalers, distributors, and dealers. These distributor and dealer customers, in turn, sell to commercial and non-commercial foodservice operators and sanitary maintenance professionals. Distributors and dealers are solicited through subcontracted manufacturer representatives and direct sales personnel. The FoodService Products segment operates manufacturing facilities in the United States and Mexico, and sales are made primarily in North America and Europe.

        Raw materials used by the FoodService Products segment include polymer resins, stainless steel, and aluminum. Key raw materials are sourced nationally from recognized suppliers of these materials.

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

        The FoodService Products segment serves a large and diverse customer base; however, in 2012 three distributors together represented 28% of this segment's revenues, but none of these distributors represented 10% of the Company's consolidated revenues. The loss of one of these distributors could have a material adverse effect on this segment's revenues and cash flows.

        The FoodService Products segment is engaged in markets that are generally highly competitive, and competes equally on price, service, and product performance.

Discontinued Operations

        On August 1, 2011, the Company acquired all of the equity of PDT. Included with the acquisition were certain assets associated with PDT's profiles and frames business ("PDT Profiles"), which the Company classified as held for sale at the date of acquisition. The Company completed the sale of the PDT Profiles business on January 2, 2012 for $22.1 million with no pre-tax gain or loss recognized upon the sale.

        On October 4, 2010, as part of its commitment to concentrate on its core businesses, the Company sold its specialty trailer business for cash proceeds of $39.4 million, including a working capital adjustment of $4.4 million. The Company recorded a pre-tax gain on sale of $6.3 million in the fourth quarter of 2010. On April 19, 2012, the Company entered into an agreement with the buyer of its specialty trailer business whereby the contingent consideration related to the sale was settled for $3.75 million. This amount was recognized as a gain within discontinued operations during the second quarter of 2012. The Company also recorded after-tax, currency related gains of $4.3 million and $1.8 million in the fourth quarter of 2010 related to the final dissolution of its on-highway friction and brake shoe, and systems and equipment businesses, respectively.

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

Intellectual Property

        The Company owns or holds the right to use a variety of patents, trademarks, licenses, inventions, trade secrets, and other intellectual property rights. The Company has adopted a variety of measures and programs to ensure the continued validity and enforceability of its various intellectual property rights. While the Company's intellectual property is important to its success, the loss or expiration of any particular intellectual property right would not materially affect the Company or any of its segments.

Backlog

        Backlog of orders from continuing operations generally is not a significant factor in most of the Company's businesses, as most of the Company's products have relatively short order-to-delivery periods. Backlog of orders from continuing operations was $493.7 million at December 31, 2012 and $534.6 million at December 31, 2011; however, not all of these orders are firm in nature.

Government Contracts

        At December 31, 2012, the Company had no material contracts that were subject to renegotiation of profits or termination at the election of the U.S. government.

Research and Development

        Research and development activities include the development of new product lines, the modification of existing product lines to comply with regulatory changes, and the research of cost efficiencies through raw material substitution and process improvements. The Company's research and development expenses in continuing operations were $33.0 million in 2012 compared to $28.7 million in 2011 and $23.2 million in 2010.

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

        While the Company must comply with existing and pending climate change legislation, regulation, international treaties or accords, current laws and regulations do not have a material impact on its business, capital expenditures, or financial position. Future events, including those relating to climate change or greenhouse gas regulation, could require the Company to incur expenses related to the modification or curtailment of operations, installation of pollution control equipment, or investigation and cleanup of contaminated sites.

Employees

        The Company had approximately 11,600 employees, less than 5% of whom were covered by two collective bargaining agreements, in its continuing operations at December 31, 2012. The Company believes the state of its relationship with its employees is generally good.

International

        For foreign sales and an allocation of the assets of the Company's continuing operations, see Note 2 to the Consolidated Financial Statements in Item 8.

NYSE Affirmation

        On May 8, 2012, David A. Roberts, the Company's Chief Executive Officer, submitted to the New York Stock Exchange (the "NYSE") the Annual CEO Certification and certified therein that he was not aware of any violation by the Company of the NYSE's Corporate Governance listing standards.

Item 1A.    Risk Factors.

        The Company's business, financial condition, results of operations, and cash flows can be affected by a number of factors including but not limited to those set forth below, those set forth in our "Forward Looking Statements" disclosure in Item 7, and those set forth elsewhere in this Annual Report on Form 10-K, any one of which could cause the Company's actual results to vary materially from recent results or from anticipated future results.

         Raw Material costs are a significant component of the Company's cost structure.

        The Company utilizes petroleum-based products, steel, natural rubber, synthetic rubber, and other commodities in its manufacturing processes. Raw materials, including inbound freight, accounted for approximately 72% of the Company's cost of goods sold in 2012. Significant increases in the price of these materials may not be recovered through selling price increases and could adversely affect the Company's business, financial condition, results of operations, and cash flows. The Company also relies on global sources of raw materials, which could be adversely impacted by unfavorable shipping or trade arrangements and global economic conditions.

         Several of the market segments that the Company serves are cyclical and sensitive to domestic and global economic conditions.

        Several of the market segments in which the Company sells its products are, to varying degrees, cyclical, and may experience periodic downturns in demand. For example, the Brake & Friction segment is susceptible to downturns in the mining and construction industries, the Interconnect Technologies segment is susceptible to downturns in the commercial airline industry, and the Construction Materials segment is susceptible to downturns in the commercial construction industry.

        In addition, both the Interconnect Technologies segment and the Brake & Friction segment may be negatively impacted by reductions in military spending.

        Current uncertainty regarding global economic conditions may have an adverse effect on the businesses, results of operations, and financial condition of the Company and its customers, distributors, and suppliers. Among the economic factors which may affect performance are: manufacturing activity, commercial and residential construction, difficulties entering new markets, and general economic conditions such as inflation, deflation, interest rates, and credit availability. These effects may, among other things, negatively impact the level of purchases, capital expenditures, and creditworthiness of the Company's customers, distributors, and suppliers, and therefore, the Company's results of operations, margins, and orders. The Company cannot predict if, when, or how much worldwide economic conditions will improve. These conditions are highly unpredictable and beyond the Company's control. If these conditions deteriorate, however, the Company's business, financial condition, results of operations, and cash flows could be materially adversely affected.

         The Company is subject to risks arising from international economic, political, legal, and business factors.

        The Company has increased, and anticipates that it will continue to increase, its presence in global markets. Approximately 21% of the Company's revenues in 2012 were generated outside the United States and the Company expects that this percentage will grow as the Company continues to expand its international sales efforts.

        In addition, to compete globally against low-cost manufacturers, several of the Company's segments operate manufacturing facilities outside the United States, especially in China. The tire and wheel product line within the Transportation Products segment in particular faces significant competition from low-cost manufacturers.

        The Company's reliance on non-U.S. revenues and non-U.S. manufacturing bases exposes it to a number of risks, including price and currency controls; exchange rate fluctuations; government embargoes or foreign trade restrictions; expropriation of assets; war, civil uprisings, and riots; political instability; nationalization of private enterprises; hyperinflationary conditions; the necessity of obtaining governmental approval for new and continuing products and operations, currency conversion, or repatriation of assets; legal systems of decrees, laws, taxes, regulations, interpretations, and court decisions that are not always fully developed and that may be retroactively or arbitrarily applied; cost and availability of international shipping channels; and local customer loyalty to local companies.

         The Company's growth is partially dependent on the acquisition and successful integration of other businesses.

        The Company has a long standing acquisition program and expects to continue acquiring businesses. Typically, the Company considers acquiring bolt-ons. Acquisitions of this type involve numerous risks, which may include potential difficulties in integrating the business into existing operations; a failure to realize expected growth, synergies, and efficiencies; increasing dependency on the markets served by certain businesses; increased debt to finance the acquisitions or the inability to obtain adequate financing on reasonable terms.

        If the Company is unable to successfully integrate the acquired business or realize growth, synergies, and efficiencies that were expected when determining a purchase price, goodwill and other intangible assets acquired may be considered impaired, resulting in an adverse impact on the Company's results of operations. See "Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies" for a discussion of factors considered in subsequent valuation of the Company's acquired goodwill and intangible assets.

        The Company also considers the acquisition of businesses which can operate independent of existing operations, which has an increased possibility of diverting management's attention from its core operations.

         The Company has significant concentrations in the general construction market.

        For the year ended December 31, 2012, approximately 47% of the Company's revenues, and 56% of its EBIT (excluding Corporate expenses) were generated by the Construction Materials segment. Construction spending is affected by economic conditions, changes in interest rates, demographic and population shifts, and changes in construction spending by federal, state, and local governments. A decline in the commercial construction market, as well as certain other operations of the Company, could adversely affect the Company's business, financial condition, results of operations, and cash flows.

        The Construction Materials segment competes through pricing, among other factors. Increased competition in this segment has and could continue to place negative pressure on operating results in future periods.

         The commercial construction market can be affected by weather.

        Adverse weather conditions, such as heavy or sustained rainfall, cold weather, and snow can limit construction activity and reduce demand for roofing materials. Weather conditions can also be a positive factor, as demand for roofing materials may rise after harsh weather conditions due to the need for replacement materials.

         The loss of, or a significant decline in business with, one or more of the Company's key customers could adversely affect the Company's business, financial condition, results of operations, and cash flows.

        The Company operates in several specialty niche markets in which a large portion of the segment's revenues are attributable to a few large customers. See "Item 1. Business—Overview—Description of Businesses by Segment" for discussion of customer concentrations by segment. A significant reduction in purchases by one or more of these customers could have a material adverse effect on the business, financial condition, results of operations, or cash flows of one or more of the Company's segments.

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

        Net income may be negatively impacted by a decrease in the rate of return on plan assets. Income or expense for the plans is calculated using actuarial valuations. Unfavorable changes in key economic indicators can change the assumptions. The most significant assumptions used are the discount rate and the expected long-term rate of return on plan assets. The key economic factors that affect the expense would also likely affect the amount of cash contributions to the core pension and post-employment plans.

        To help mitigate the fluctuation in future cash contributions to the core pension plan, the Company implemented a liability driven investment approach in 2009. This approach seeks to invest primarily in fixed income investments to match the changes in the plan liabilities that occur as a result of changes in the discount rate. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The established target allocation is 88% fixed income securities and 12% equity securities. Fixed income investments are diversified across core fixed income, long duration and high yield bonds. Equity investments are diversified across large capitalization U.S. and international stocks. Investment risk is measured and monitored on an ongoing basis through investment portfolio reviews, annual liability measures, and asset/liability studies.

        The Company further reduced its net pension obligation in 2012 by offering a one-time lump-sum window to certain former employees who participate in the Company's core pension plan.

         Dispositions, failure to successfully complete dispositions, or restructuring activities could negatively affect the Company.

        From time to time, the Company, as part of its commitment to concentrate on its core business, may dispose of all or a portion of certain businesses. Such dispositions involve a number of risks and present financial, managerial, and operational challenges, including diversion of management attention from the Company's core businesses, increased expense associated with the dispositions, potential disputes with the customers or suppliers of the disposed businesses, potential disputes with the acquirers of the disposed businesses, and a potential dilutive effect on the Company's earnings per share. If dispositions are not completed in a timely manner there may be a negative effect on the Company's cash flows and/or the Company's ability to execute its strategy. See Note 4 in Item 8 for discussion of Discontinued Operations and Assets Held for Sale.

        Additionally, from time to time, the Company may undertake consolidation projects in an effort to reduce costs and streamline its operations. Such restructuring activities may divert management attention from the Company's core businesses, increase expenses on a short-term basis, and lead to potential disputes with the customers or suppliers of the affected businesses. If restructuring activities are not completed in a timely manner or if anticipated cost savings, synergies, and efficiencies are not realized there may be a negative effect on the Company's business, financial condition, results of operations, and cash flows. See Note 5 in Item 8 for discussion of Exit and Disposal Activities.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        The number, type, location, and size of the Company's properties as of December 31, 2012 are shown on the following charts, by segment.

	Number and Nature of Facilities			Square Footage (000's)
Segment	Manufacturing(1)	Warehouse(2)	Office	Owned	Leased
Carlisle Construction Materials	28	6	20	3,350	1,100
Carlisle Transportation Products	5	12	5	3,653	2,253
Carlisle Brake and Friction	11	4	4	904	480
Carlisle Interconnect Technologies	16	7	7	232	777
Carlisle FoodService Products	5	7	1	383	914
Corporate	—	—	5	38	85

Totals	65	36	42	8,560	5,609

	Locations
Segment	North America	Europe	Asia
Construction Materials	33	20	1
Carlisle Transportation Products	18	1	3
Carlisle Brake and Friction	9	2	8
Interconnect Technologies	26	3	1
FoodService Products	11	1	1
Discontinued Operations	0	0	0
Corporate	2	0	3

Totals	99	27	17

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

        The Company typically obtains dismissals or settlements of its asbestos-related lawsuits with no material effect on its financial condition, results of operations, or cash flows. The Company maintains insurance coverage that applies to a portion of certain of the Company's defense costs and payments of settlements or judgments in connection with asbestos-related lawsuits.

        Based on an ongoing evaluation, the Company believes that the resolution of its pending asbestos claims will not have a material impact on the Company's financial condition, results of operations, or cash flows, although these matters could result in the Company being subject to monetary damages, costs or expenses, and charges against earnings in particular periods.

        In addition, from time-to-time the Company may be involved in various other legal actions arising in the normal course of business. In the opinion of management, the ultimate outcome of such actions, either individually or in the aggregate, will not have a material adverse effect on the consolidated financial position or annual operating cash flows of the Company, but may have a more than inconsequential impact on the Company's results of operations for a particular period.

Item 4.    Mine Safety Disclosures.

        Not applicable.

Part II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        The Company's common stock is traded on the New York Stock Exchange. At December 31, 2012, there were 1,591 shareholders of record.

        Quarterly cash dividends paid and the high and low prices of the Company's stock on the New York Stock Exchange in 2012 and 2011 were as follows:

2012	First	Second	Third	Fourth
Dividends per share	$0.18	$0.18	$0.20	$0.20
Stock Price
High	$51.16	$56.03	$55.19	$59.36
Low	$45.56	$48.69	$48.25	$51.10

2011	First	Second	Third	Fourth
Dividends per share	$0.17	$0.17	$0.18	$0.18
Stock Price
High	$45.56	$50.55	$50.09	$44.74
Low	$37.36	$42.31	$31.62	$30.52

        The following table summarizes the Company's purchases of its common stock for the quarter ended December 31, 2012:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 2012	—	$—	—
November 2012	—	$—	—
December 2012	—	$—	—

Total	—		—	3,024,499

(1)
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

Item 6.    Selected Financial Data.

Five-Year Summary

        In millions except shares, shareholders of record, and per share data

	2012	2011	2010	2009	2008
Summary of Operations
Net sales	$3,629.4	$3,224.5	$2,527.7	$2,258.1	$2,864.6
Gross margin	$897.7	$677.1	$528.7	$490.3	$541.6
Selling & administrative expenses	$427.7	$376.6	$310.5	$274.3	$297.9
Research & development expenses	$33.0	$28.7	$23.2	$16.4	$16.3
Other (income) expense, net	$12.7	$(3.3)	$(1.1)	$14.7	$31.8
Earnings before interest and income taxes	$424.3	$275.1	$196.1	$211.9	$153.2
Interest expense, net	$25.5	$21.2	$8.3	$9.0	$27.8
Income from continuing operations, net of tax	$267.3	$181.9	$130.6	$155.3	$91.8
Basic earnings per share	$4.25	$2.93	$2.12	$2.53	$1.52
Diluted earnings per share	$4.18	$2.88	$2.10	$2.51	$1.54
(Loss) income from discontinued operations, net of tax	$2.9	$(1.6)	$15.0	$(10.7)	$(36.0)
Basic (loss) earnings per share	$0.05	$(0.02)	$0.24	$(0.17)	$(0.59)
Diluted (loss) earnings per share	$0.04	$(0.02)	$0.24	$(0.17)	$(0.61)
Net income	$270.2	$180.3	$145.6	$144.6	$55.8
Basic earnings per share	$4.30	$2.91	$2.36	$2.36	$0.93
Diluted earnings per share	$4.22	$2.86	$2.34	$2.34	$0.93
Financial Position
Net working capital(1)	$734.7	$617.2	$560.5	$498.7	$525.5
Property, plant and equipment, net (held & used)	$637.1	$560.3	$533.4	$460.9	$485.2
Total assets	$3,457.3	$3,137.9	$2,529.5	$1,913.9	$2,075.7
Long-term debt	$752.5	$604.3	$405.1	$156.1	$273.3
% of total capitalization(2)	29.6	28.7	23.2	11.4	20.0
Shareholders' equity	$1,788.1	$1,500.1	$1,340.7	$1,218.6	$1,094.2
Other Data
Average shares outstanding—basic (in thousands)	62,513	61,457	60,901	60,601	60,541
Average shares outstanding—diluted (in thousands)	63,610	62,495	61,592	61,234	60,848
Dividends paid	$48.0	$43.5	$40.6	$38.6	$36.6
Per share	$0.76	$0.70	$0.66	$0.63	$0.60
Capital expenditures	$140.4	$79.6	$64.6	$48.2	$68.0
Depreciation & amortization	$104.9	$88.0	$71.9	$67.5	$69.0
Shareholders of record	1,591	1,669	1,758	1,861	1,515

(1)
Net working capital is defined as total current assets less total current liabilities.

(2)
Percent of total capitalization defined as long-term debt divided by long-term debt plus shareholders' equity.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

        We are a diversified manufacturing company focused on achieving profitable growth internally through new product development, product line extensions, and entering new markets, and externally through acquisitions that complement our existing technologies, products, and market channels. We have approximately 11,600 employees in our continuing operations. We currently manage our businesses under the following segments:

  •
  Carlisle Construction Materials ("CCM" or the "Construction Materials segment");

  •
  Carlisle Transportation Products ("CTP" or the "Transportation Products segment");

  •
  Carlisle Brake & Friction ("CBF" or the "Brake & Friction segment");

  •
  Carlisle Interconnect Technologies ("CIT" or the "Interconnect Technologies segment"); and

  •
  Carlisle FoodService Products ("CFSP" or the "FoodService Products segment").

        We are a multi-national company with manufacturing operations located throughout North America, Western Europe, and the Asia Pacific region. Management focuses on maintaining a strong and flexible balance sheet, year-over-year improvement in sales, earnings before interest and income taxes ("EBIT") margins and net earnings, globalization, and reducing working capital (defined as receivables, inventories, net of accounts payable) as a percentage of net sales. Resources are allocated among the operating companies based on management's assessment of their ability to obtain leadership positions and competitive advantages in the markets they serve.

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

        For a more in-depth discussion of the results discussed in this "Executive Overview", please refer to the discussion on "Financial Reporting Segments" presented later in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

        We set a Company record with $3.63 billion in net sales in the year ended December 31, 2012, a 13% increase from net sales of $3.22 billion for the year ended December 31, 2011. Organic sales (defined as net sales excluding sales from acquisitions and divestitures within the last twelve months, as well as the impact of changes in foreign exchange rates) increased 8% for the year ended December 31, 2012 versus the prior year, reflecting higher demand primarily in the Interconnect Technologies and Construction Materials segments and strong selling price realization in the Construction Materials, Transportation Products, and Foodservice Products segments. Our Brake & Friction segment experienced a 5% decline in sales during 2012 due to softening conditions in the worldwide market for off-highway mining and construction applications. Acquisitions in the Construction Materials and Interconnect Technologies segments contributed $158.9 million to sales in 2012. The impact of foreign exchange rates had a negligible impact on the year-over-year change in sales.

        For the year ended December 31, 2012, our EBIT grew 54% to a record $424.3 million, due to strong selling price realization, contribution from acquisitions, higher sales volumes, savings from the Carlisle Operating System, and operational performance improvements at our Transportation Products segment. For the full year 2012, selling price increases achieved by our segments significantly exceeded the impact of higher raw material costs. Pre-tax expense related to acquisitions, business development activity, and excess costs related to acquired inventory in 2012 were $8.1 million, versus pre-tax expense in 2011 of $6.4 million. See Note 3 in Item 8 for discussion of these acquisitions. In 2012, our EBIT margin (EBIT as a percent of net sales) rose by 320 basis points to 11.7% from 8.5% in 2011, reflecting strong price realization and operating performance.

        As a result of our strong sales and operational performance, we achieved record income from continuing operations of $267.3 million, or $4.18 per diluted share, for the year ended December 31,

2012, a 47% increase compared to income of $181.9 million, or $2.88 per diluted share, for the year ended December 31, 2011. For more information regarding the change in income from continuing operations from 2011 to 2012, refer to the discussion below on "2012 Compared to 2011".

        For the year ended December 31, 2011, net sales of $3.22 billion were 28% higher than net sales of $2.53 billion for the year ended December 31, 2010. Organic sales increased 14% for the year ended December 31, 2011 as compared to the prior year reflecting higher demand primarily in the Construction Materials, Brake & Friction, and Interconnect Technologies segments. Acquisitions in these same segments contributed $339.9 million of additional sales in the year ended December 31, 2011 as compared to the year ended December 31, 2010. The impact of foreign exchange rates had a negligible impact on the year-over-year change in sales.

        For the year ended December 31, 2011, our EBIT grew 40% versus 2010 due to contributions from the Hawk acquisition, higher organic sales volume, and reduction in operating costs attributable to efficiencies gained through the Carlisle Operating System. Partially offsetting these impacts were higher raw materials costs incurred primarily in the Construction Materials and Interconnect Technologies segments, and production inefficiencies in the Transportation Products segment connected with the Jackson, TN facility. Costs incurred related to the acquisitions of Hawk, PDT, and Tri-Star, and other acquisition efforts during 2011 were $6.4 million compared to charges of $14.2 million in 2010 connected with the acquisition of Hawk. See Note 3 in Item 8 for discussion of these acquisitions. Our EBIT margin grew 70 basis points in 2011 to 8.5% primarily due to contribution from the Hawk acquisition, sales volume growth, and savings from the Carlisle Operating System.

        For the year ended December 31, 2011, income from continuing operations was $181.9 million, or $2.88 per diluted share, a 39% increase compared to $130.6 million, or $2.10 per diluted share, for the year ended December 31, 2010. For more information regarding the change in income from continuing operations from 2010 to 2011, refer to the discussion below on "2011 Compared to 2010".

        For the full year of 2013, we expect sales growth to total in the mid- to high- single digit percentage range, reflecting contributions from acquisitions and organic sales growth. Demand in the aerospace industry should continue to favorably impact our Interconnect Technologies segment. Growth in demand in our other markets for the Construction Materials, Transportation Products, and Foodservice Products segments may be more measured. Softness in the off-highway construction and mining markets for the Brake & Friction segment is expected to continue through the first half of 2013. We are planning for continued margin improvement in 2013 based upon completed restructuring activities at our Transportation Products and Foodservice Products segments, leverage on our organic sales growth most notably from our Interconnect Technologies segment, and continued focus on the Carlisle Operating System.

  2012 Compared to 2011

Net Sales

(in millions)	2012	2011	Change	Acquisition Effect	Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect
Net Sales	$3,629.4	$3,224.5	12.6%	4.9%	4.1%	3.7%	0.2%	-0.3%

        In 2012, we achieved record net sales of $3.63 billion and an overall increase in sales over 2011 of 13%. Acquisitions in the Construction Materials and Interconnect Technologies segments contributed a total of $158.9 million to net sales in 2012. Refer to the discussion below on "Acquisitions".

        We achieved organic sales growth of 8.0% during 2012 primarily driven by sales volume growth in the Construction Materials and Interconnect Technologies segments and higher selling price in the Construction Materials, Transportation Products, and Foodservice Products segments. Sales in the Interconnect Technologies segment grew organically by 23%, reflecting robust demand in the commercial aerospace market. The Construction Materials segment achieved organic growth of 10% in 2012, reflecting higher demand for re-roofing products and increased selling prices from pricing actions that started during 2011 and continued in 2012. During the second half of 2012, our organic growth was negatively impacted by reduced sales in the Brake & Friction segment from lower OEM demand in the global construction, mining, and agriculture markets.

  Sales by Geographic Area

Country	2012		2011
United States	$2,856.9	79%	$2,613.4	81%
International:
Europe	333.5		248.0
Canada	165.8		150.4
Asia	132.5		117.6
Mexico and Latin America	72.0		37.4
Middle East and Africa	47.3		43.9
Other	21.4		13.8
Total International	772.5	21%	611.1	19%

Net sales	$3,629.4		$3,224.5

        We have a long-term goal of achieving 30% of total net sales from outside the United States. Total sales to customers located outside the United States increased by 26% from $611.1 million in 2011 to $772.5 million in 2012. Of the growth in 2012, $156.9 million in sales came from the acquisitions of PDT, Hertalan, Tri-Star, and Thermax/Raydex. Sales from outside the United States as a percentage of total net sales grew from 19% in 2011 to 21% in 2012. The increase in sales to customers located outside the United States was primarily attributable to sales growth in the Europe as well as Mexico and Latin America. The growth in Europe was primarily attributable to sales and manufacturing presence in Germany and the Netherlands added as part of the PDT and Hertalan acquisitions in the Construction Materials segment as well as contributions from the Tri-Star and Thermax/Raydex acquisitions in the Interconnect Technologies segment.

Gross Margin

(in millions)	2012	2011	Change
Gross profit	$897.7	$677.1	32.6%
Gross margin	24.7%	21.0%

        We increased our gross margin (net sales less cost of goods sold, expressed as a percent of net sales) by 370 basis points in 2012 versus 2011. The increase in gross margin reflected selling price realization primarily in the Construction Materials and Transportation Products segments, strong sales volume growth in the Interconnect Technologies segment, improved operating performance in the Transportation Products segment, and efficiency gains from the Carlisle Operating System. These positive impacts were partially offset by higher raw material costs in the Construction Materials and Transportation Products segments and decline in sales volume in the Brake & Friction segment.

Selling and Administrative Expenses

(in millions)	2012	2011	Change
Selling & Administrative	$427.7	$376.6	13.6%
As a percentage of net sales	11.8%	11.7%

        The increase in our selling and administrative expenses in 2012 versus the prior year included $26.1 million of expenses from operations acquired in the Construction Materials and Interconnect Technologies segments. In addition, we incurred increased selling expense from organic growth and higher expense for incentive based compensation. Selling and administrative expenses during 2012 include costs totaling $4.5 million for acquisitions and business development activity and $5.6 million of non-cash expense related to the settlement of pension liabilities.

        During the fourth quarter 2012, we offered certain former employees who participate in the Company's core pension plan the option to receive a one-time lump sum payment equal to the present value of the participant's pension benefit. A total of $15 million in lump sum distributions were paid under this offer, which ended during the fourth quarter of 2012. Under Financial Accounting Standards Board ("FASB") Accounting Standard Codification ("ASC") 715, Compensation-Retirement Benefits, a portion of the unrecognized actuarial loss in Accumulated Other Comprehensive Income was recognized into earnings as the amount of total lump sum payments from the Company's core pension plan during 2012 exceeded the plan's service and interest cost during the year.

        Selling and administrative expenses in 2011 included costs of $3.3 million for the acquisitions of PDT and Tri-Star, and acquisition opportunities that were not realized, $5.0 million in charges for organizational actions, including a management change within the Transportation Products segment to improve performance, and $1.6 million in severance and management change costs in the FoodService Products segment.

Research and Development Expenses

(in millions)	2012	2011	Change
Research and Development	$33.0	$28.7	14.9%
As a percentage of net sales	0.9%	0.9%

        The increase in our research and development expenses during 2012 versus the prior year included expenses of $1.8 million related to acquisitions in the Construction Materials and Interconnect Technologies segments and increased investment in new product development.

Other Expense (Income), Net

(in millions)	2012	2011
Other expense (income), net	12.7	(3.3)

	$12.7	$(3.3)

        Other expense, net in 2012 of $12.7 million includes $6.0 million in fixed asset impairment charges incurred by the FoodService Products segment related to restructuring activity and its decision to exit the flameless chafer product line. In addition, the Construction Materials segment recorded $5 million in Other expense during 2012 for fair value adjustment to contingent consideration primarily reflecting higher expected earnings of the PDT acquired operations in 2014, as part of the PDT purchase agreement.

        Other income, net in 2011 of $3.3 million includes a $1.7 million gain on the settlement of a legal matter within the Construction Materials segment.

EBIT (Earnings Before Interest and Taxes)

(in millions)	2012	2011	Change
EBIT	$424.3	$275.1	54.2%
EBIT Margin	11.7%	8.5%

        In 2012, we achieved record EBIT of $424.3 million. EBIT in 2012 grew 54% versus the prior year due to contributions from acquisitions, strong selling price realization, higher organic sales volume, operating improvements in the Transportation Products segment, and reduction in operating costs attributable to efficiencies gained through the Carlisle Operating System. We incurred total restructuring charges during 2012 of $8.8 million, which primarily reflected consolidation activities within the FoodService Products segment as part of its strategic improvement plan. By comparison, in 2011 we incurred restructuring costs of $5.5 million and management and organizational change costs of $6.6 million.

        Costs incurred related to the acquisitions of Thermax/Raydex, Hertalan, and Tri-Star, and other acquisition and business development efforts during 2012 were $8.1 million, compared to charges of $6.4 million in 2011 for acquisitions. In addition, during 2012 we incurred $5.6 million of expense related to the settlement of pension liabilities under a lump sum offer elected by certain former employees under our core pension plan and recorded $5 million in Other expense to adjust contingent consideration for the PDT acquisition to fair value.

Interest Expense

(in millions)	2012	2011
Gross interest expense	$26.0	$21.7
Interest Income	(0.5)	(0.5)

Interest Expense, net	$25.5	$21.2

        Interest expense, net for the year ended December 31, 2012 increased versus 2011 due to higher average borrowings in 2012 versus 2011. In December 2011, we borrowed $290 million to fund the acquisition of Tri-Star, which was subsequently repaid during 2012. In November 2012, we issued $350 million in 3.75% senior unsecured notes due 2022 to pay down outstanding borrowings under our revolving credit facility and fund the Thermax/Raydex acquisition.

Income Taxes

(in millions)	2012	2011
Income tax expense	$131.5	$72.0
Effective tax rate	33.0%	28.4%

        Our effective tax rate varies from the statutory rate within the United States of 35% due primarily to the deduction attributable to U.S. production activities, state tax requirements, earnings in foreign jurisdictions taxed at rates different from the statutory U.S. federal rate, and tax credits. The effective income tax rate of 28.4% for 2011 was also reduced by excess tax credits generated as part of a repatriation of foreign earnings which occurred during 2011. During 2011, we repatriated substantially all of the unremitted earnings of our Italian subsidiary. At that time we provided for the associated tax expense and related tax benefits from foreign tax credits. The total dividend remitted was $79.3 million, and the net tax effect of the repatriation was a tax benefit of $4.2 million. During 2012, we repatriated $4.0 million of our Italian subsidiary's earnings and reflected the associated tax effects in our 2012 provisions.

        We participated in the U.S. Internal Revenue Service's ("IRS") real time audit program, Compliance Assurance Process ("CAP"), during 2012 and 2011. Under the CAP program, material tax issues and initiatives were disclosed to the IRS throughout the year with the objective of reaching agreement as to the proper reporting treatment. The examinations of the 2010 and 2011 returns have been completed. We believe that this approach reduces tax-related uncertainties, enhances transparency, and reduces administrative costs. We expect to continue participating in the CAP program in 2013.

Income from Continuing Operations

(in millions)	2012	2011
Income from continuing operations, net of tax	$267.3	$181.9
EPS
Basic	$4.25	$2.93
Diluted	4.18	2.88

        Our income from continuing operations of $267.3 million reported in 2012 reflected an earnings record for Carlisle. The increase in income from continuing operations, net of tax, in 2012 was attributable to the EBIT increase of 54%. Partially offsetting the positive impact of higher EBIT was higher interest expense due to increased borrowings levels to support acquisitions and a higher effective tax rate.

Income (Loss) from Discontinued Operations

(in millions)	2012	2011
Income (loss) from discontinued operations	$2.9	$(2.5)
Tax expense (benefit)	—	(0.9)

	$2.9	$(1.6)

EPS
Basic	$0.05	$(0.02)
Diluted	0.04	(0.02)

        Income from Discontinued Operations for the year ended December 31, 2012 primarily reflects a $3.75 million gain recognized in April 2012 upon final settlement of earn-out income from the 2010 sale of our specialty trailer business.

        Results from discontinued operations for the year ended December 31, 2011 primarily reflect operating losses of the PDT Profiles business. We completed the sale of the PDT Profiles business on January 2, 2012 for $22.1 million with no pre-tax gain or loss recognized upon the sale.

Net Income

(in millions)	2012	2011
Net Income	$270.2	$180.3
EPS
Basic	$4.30	$2.91
Diluted	4.22	2.86

        The improvement in net income from 2011 to 2012 was due to increased net earnings from our continuing operations from improved sales and earnings performance, as well as earnings from discontinued operations in 2012 versus losses in the prior year period.

  2011 Compared to 2010

Net Sales

(in millions)	2011	2010	Change	Acquisition Effect	Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect
Net Sales	$3,224.5	$2,527.7	27.6%	13.4%	9.0%	4.9%	0.0%	0.3%

        In 2011, we achieved overall sales growth of 28%. The acquisitions of Hawk by the Brake & Friction segment in December 2010, PDT by the Construction Materials segment in August 2011, and Tri-Star by the Interconnect Technologies segment in December 2011 contributed a total of $339.9 million to net sales in 2011.

        Our organic sales growth of 14% during 2011 was primarily driven by growth in the Construction Materials, Brake & Friction and Interconnect Technologies segments. We achieved organic growth in the Brake & Friction and Interconnect Technologies segments of 29.9% and 16.2%, respectively, reflecting overseas growth in construction and mining markets and continued growth in the global aerospace market. The Construction Materials segment achieved organic growth of 18.8%, reflecting higher demand for re-roofing products and increased selling prices implemented during the year to address rising raw material costs. Pricing actions taken by the Transportation Products and FoodService Products segments during 2011 in response to higher raw material costs also contributed to higher net sales in 2011.

  Sales by Geographic Area

Country	2011		2010
United States	$2,613.4	81%	$2,162.2	86%
International:
Europe	248.0		107.1
Canada	150.4		110.8
Asia	117.6		55.7
Mexico and Latin America	37.4		39.0
Middle East and Africa	43.9		41.2
Other	13.8		11.7
Total International	611.1	19%	365.5	14%

Net sales	$3,224.5		$2,527.7

        Total sales to customers located outside the United States increased by 67% from $365.5 million in 2010 to $611.1 million in 2011. Of the growth in 2011, $137 million in sales came from the acquisitions of Hawk, PDT, and Tri-Star. Sales from outside the United States as a percentage of total net sales increased from 14% in 2010 to 19% in 2011. The increase in sales to customers located outside the United States was primarily attributable to sales growth in Europe, Asia, and Canada. The growth in Europe was primarily attributable to sales and manufacturing presence in Italy and Germany added as part of the Hawk and PDT acquisitions in the Brake & Friction and Construction Materials segments, respectively. The growth in Asia was primarily attributable to our efforts to build sales and distribution channels in this region, and higher demand for our products in the Brake & Friction and Interconnect Technologies segments. The growth in Canada was primarily attributable to higher demand for our products in the Construction Materials and Transportation Products segments.

Gross Margin

(in millions)	2011	2010	Change
Gross profit	$677.1	$528.7	28.1%
Gross margin	21.0%	20.9%

        Gross margin was relatively level during 2011 versus 2010. Positive contributions to margin from the Hawk acquisition, organic sales growth, and efficiency gains from the Carlisle Operating System were offset by the negative impact of higher raw material costs, net of selling price increases, and production inefficiencies from plant start-up activities at the Transportation Products segment's tire facility in Jackson, TN. During 2011, we experienced significant increases in the cost of some of our key raw materials, notably natural and synthetic rubber, steel, resin applied in our TPO product line, and carbon black. Within the Construction Materials and Interconnect Technologies segments, selling price increases did not fully offset the impact of higher raw material costs until the latter part of 2011.

Selling and Administrative Expenses

(in millions)	2011	2010	Change
Selling & Administrative	$376.6	$310.5	21.3%
As a percentage of net sales	11.7%	12.3%

        Our increase in selling and administrative expenses in 2011 included $33.9 million of expenses from operations acquired in the Brake & Friction, Construction Materials, and Interconnect Technologies segments. Selling and administrative expenses included non-recurring costs of $3.3 million for the acquisitions of PDT and Tri-Star, and acquisition opportunities that were not realized. In addition to the impact of acquisitions, selling and administrative expenses were higher due to organic sales volume growth, $5.0 million in charges for organizational actions taken by the Transportation Products segment, and $1.6 million in severance and management change costs in the FoodService Products segment.

        Selling and administrative expenses for the year ended December 31, 2010 included $11.4 million of expenses in connection with the Brake & Friction segment's acquisition and initial integration of Hawk in the fourth quarter of 2010. As a percentage of net sales, selling expenses decreased from 6.4% in 2010 to 6.0% in 2011.

Research and Development Expenses

(in millions)	2011	2010	Change
Research and Development	$28.7	$23.2	23.7%
As a percentage of net sales	0.9%	0.9%

        The increase in our research and development expenses during 2011 primarily reflected expenses of $5.0 million related to acquisitions in the Brake & Friction, Construction Materials, and Interconnect Technologies segments and increased investment in new product development.

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

        EBIT in 2011 grew by 40% versus the prior year due to contributions from acquisitions, higher organic sales volume, and reduction in operating costs attributable to efficiencies gained through the Carlisle Operating System. Partially offsetting these impacts were higher raw materials costs incurred primarily in the Construction Materials and Interconnect Technologies segments, production inefficiencies in the Transportation Products segment connected with the Jackson, TN facility, $5.0 million of organizational realignment costs within the Transportation Products segment, including a management change, and $1.6 million in severance in the FoodService Products segment. Costs incurred related to the acquisitions of Hawk, PDT, and Tri-Star, and other acquisition efforts during 2011 were $6.4 million compared to charges of $14.2 million in charges in 2010 connected with the acquisition of Hawk. Plant restructuring charges in 2011 were $5.5 million compared to plant restructuring charges of $14.2 million during 2010.

Interest Expense

(in millions)	2011	2010	Change
Gross interest expense	$21.7	$8.6
Interest Income	(0.5)	(0.3)

Interest Expense, net	$21.2	$8.3	155.4%

        Interest expense, net for the year ended December 31, 2011 increased versus 2010 due to higher average borrowings in 2011 versus 2010. In December 2010, we issued $250 million in 5.125% senior unsecured notes due 2020 to partially fund the Hawk acquisition.

Income Taxes

(in millions)	2011	2010	Change
Income tax expense	$72.0	$57.2	25.9%
Effective tax rate	28.4%	30.5%

        Our effective income tax rate of 28.4% for 2011 was reduced by excess tax credits generated as part of a repatriation of foreign earnings which occurred during 2011. During 2011 we repatriated substantially all of the unremitted earnings of our Italian subsidiary. At that time we provided for the associated tax expense and related tax benefits from foreign tax credits. The total dividend remitted was $79.3 million and the net tax effect of the repatriation was a tax benefit of $4.2 million.

Income from Continuing Operations

(in millions)	2011	2010	Change
Income from continuing operations, net of tax	$181.9	$130.6	39.3%
EPS
Basic	$2.93	$2.12
Diluted	2.88	2.10

        The 39% growth in our income from continuing operations, net of tax, in 2011 was attributable to the EBIT increase of 40%. Partially offsetting the positive impact of higher EBIT was higher interest expense due to long-term borrowings added in December 2010 to finance the Hawk acquisition.

Income (Loss) from Discontinued Operations

(in millions)	2011	2010
Income (loss) from discontinued operations	$(2.5)	$16.3
Tax expense (benefit)	(0.9)	1.3

	$(1.6)	$15.0

EPS
Basic	$(0.02)	$0.24
Diluted	(0.02)	0.24

        Results from discontinued operations for the year ended December 31, 2011 primarily reflect operating losses of the PDT Profiles business. We completed the sale of the PDT Profiles business on January 2, 2012 for $22.1 million with no pre-tax gain or loss recognized upon the sale.

        Results from discontinued operations for the year ended December 31, 2010 included pre-tax gains on the sales of the specialty trailer and refrigerated truck bodies businesses of $6.3 million and $1.9 million, respectively. In addition, we recorded pre-tax currency-related gains of $4.3 million and $1.8 million in the fourth quarter of 2010 related to the final dissolution of our on-highway friction and brake shoe, and systems and equipment businesses, respectively. Impacting these results for the on-highway friction and brake shoe business were a pre-tax gain of $3.2 million on the sale of property and a pre-tax charge of $5.9 million related to the settlement of certain cases involving alleged asbestos-related injury.

Net Income

(in millions)	2011	2010	Change
Net Income	$180.3	$145.6	23.9%
EPS
Basic	$2.91	$2.36
Diluted	2.86	2.34

        The 24% growth in our net income from 2010 to 2011 was due to increased net earnings from our continuing operations from improved sales and earnings performance, partially offset by the reduction in earnings from discontinued operations from 2010 to 2011.

Acquisitions

        As previously stated, we have a long standing acquisition strategy that has traditionally focused on bolt-on acquisitions. Factors we consider in making an acquisition include consolidation opportunities, technology, customer dispersion, operating capabilities, and growth potential.

        On December 17, 2012, we acquired certain assets and assumed certain liabilities of Thermax ("Thermax"), an unincorporated North American division of Belden Inc., and acquired all of the outstanding shares of Raydex/CDT Limited ("Raydex" and together with Thermax, "Thermax/Raydex"), a company incorporated in England and Wales, for total cash consideration of approximately $265.5 million, net of $0.1 million cash acquired. We funded the acquisition with cash on hand, much of which was received from the proceeds of our November 20, 2012 $350 million senior notes offering. Thermax/Raydex designs, manufactures, and sells wire and cable products for the commercial and military aerospace markets and certain industrial markets. The acquisition of Thermax/Raydex adds capabilities and technology to strengthen our interconnect products business by expanding its product and service range to its customers. Thermax/Raydex operates within the Interconnect Technologies segment. As of December 31, 2012, the preliminary amount of goodwill recorded related to the acquisition of Thermax/Raydex was approximately $100.9 million.

        On March 9, 2012, we acquired 100% of the equity of Hertalan Holding B.V. ("Hertalan") for a total cash purchase price of approximately €37.3 million, or $48.9 million, net of €0.1 million, or $0.1 million, cash acquired. We funded the acquisition with borrowings under our $600 million senior unsecured revolving credit facility (the "Facility") and cash on hand. The acquisition of Hertalan strengthens our ability to efficiently serve European customers in the EPDM roofing market in Europe with local manufacturing and established distribution channels. Hertalan operates within the Construction Materials segment. As of December 31, 2012, the preliminary amount of goodwill recorded related to the acquisition of Hertalan was approximately $13.5 million.

        On December 2, 2011, we acquired 100% of the equity of Tri-Star for a total cash purchase price of approximately $284.8 million, net of $4.5 million cash acquired. We funded the acquisition with borrowings under our credit facility. The acquisition of Tri-Star adds capabilities and technology to strengthen our interconnect products business by expanding our product and service range to our customers. Tri-Star operates within the Interconnect Technologies segment. As of December 31, 2012, the final amount of goodwill recorded related to the acquisition of Tri-Star was $154.9 million.

        On August 1, 2011, we acquired 100% of the equity of PDT for approximately €77.0 million, or $111.0 million, net of €5.3 million, or $7.6 million, cash acquired. Of the €82.3 million, or $118.6 million gross purchase price, €78.7 million, or $113.4 million, was paid in cash initially funded with borrowings under our revolving credit facility, most of which were subsequently repaid, as well as cash on hand. The purchase price includes contingent consideration based on future earnings. The fair value of the contingent consideration related to the Company's 2011 acquisition of PDT as of December 31, 2012 was $9.9 million, an increase of $4.7 million from December 31, 2011. The increase in fair value primarily reflects higher expected earnings of PDT in 2014 which was recorded as Other expense, net of foreign exchange translation impact. Settlement of the contingent consideration is expected to occur in June 2015.

        PDT operates within the Construction Materials segment. PDT is a leading manufacturer of EPDM-based (rubber) roofing membranes and industrial components serving European markets. The acquisition of PDT provides a platform to serve the European market for single-ply roofing systems, and expands our growth internationally. As of December 31, 2012, the final amount of goodwill recorded related to the acquisition of PDT was $30.4 million. Included with the acquisition were $24.6 million in assets related to the PDT Profiles business, which we classified as held for sale at the date of acquisition. We sold the PDT Profiles business on January 2, 2012 for $22.1 million with no pre-tax gain or loss recognized upon the sale.

        On December 1, 2010, we completed the acquisition of all of the outstanding equity of Hawk Corporation ("Hawk") for a total cash purchase price of $343.4 million, net of $70.7 million cash acquired. We also assumed Hawk's 8.75% senior notes previously due November 1, 2014 (the "Hawk senior notes"). Hawk is a leading worldwide supplier of friction materials for brakes, clutches and transmissions. With this acquisition, we created a comprehensive global braking solutions platform enabling us to provide a broader line of attractive products and increasing exposure to key emerging markets. Together with our core industrial brake and friction product line, Hawk became part of the Brake & Friction segment. As of December 31, 2012, the final amount of goodwill recorded related to the acquisition of Hawk was $211.6 million.

Financial Reporting Segments

Carlisle Construction Materials ("CCM" or the "Construction Materials segment")

(in millions)	2012	2011	Change $	Change %	2011	2010	Change $	Change %
Net Sales	$1,695.8	$1,484.0	$211.8	14.3%	$1,484.0	$1,223.6	$260.4	21.3%
EBIT	$273.4	$177.9	$95.5	53.7%	$177.9	$159.2	$18.7	11.7%
EBIT Margin	16.1%	12.0%			12.0%	13.0%

  2012 Compared to 2011

        CCM's total sales growth of 14% in 2012 versus the prior year reflected organic sales growth of 10.2% and contribution from acquisitions of 4.3%. The acquisitions of PDT in August 2011 and Hertalan in March 2012 contributed $64.1 million to sales during 2012. CCM began the year with a high rate of organic sales growth in the first quarter of 2012 of 34% on higher re-roofing demand that was partially attributable to drier than usual weather in the first quarter of 2012. The rate of organic sales growth for the remainder of 2012 was more moderate, reflecting uncertainty about the U.S. economic environment as well as prolonged drought-like conditions in many U.S. regions that lowered demand for re-roofing particularly during the third quarter. Demand in the fourth quarter of 2012 increased moderately versus sales volume in the prior year quarter. CCM's overall organic growth for 2012 reflected higher demand for CCM's re-roofing and polyiso applications and strong selling price realization from pricing actions that began in 2011 and continued during 2012.

        On March 9, 2012, we acquired 100% of the equity of Hertalan Holding B.V. ("Hertalan") for a total cash purchase price of approximately €37.3 million, or $48.9 million, net of €0.1 million, or $0.1 million, cash acquired. The acquisition of Hertalan strengthens our ability to efficiently serve European customers in the EPDM roofing market in Europe with local manufacturing and established distribution channels. Since the acquisition, the operations of PDT and Hertalan have been integrated. With this integration, CCM has a leading market position in the growing EPDM roofing market in Europe.

        CCM's EBIT margin in 2012 rose by 410 basis points over the prior year period, reflecting selling price realization, higher sales volume, savings from the Carlisle Operating System, and other manufacturing efficiencies. Included in EBIT for the year ended December 31, 2012 were favorable adjustments to our deferred warranty and product liability reserves totaling $9.2 million. Partially offsetting this were the unfavorable impact of $5 million in Other expense related to fair value adjustment of contingent consideration based upon upwardly revised earnings estimates for the PDT acquisition, $1.3 million in additional cost of goods sold related to recording the acquired Hertalan inventory at estimated fair value, $1.0 million in other transaction expenses and purchase accounting adjustments for the acquisitions of PDT and Hertalan, $0.8 million for write-down of solar inventory, and $0.8 million of exit and disposal costs related to plant consolidations.

        During 2012, CCM announced the consolidation of manufacturing operations from our facility in Elberton, GA into our locations in Terrell, TX and Carlisle, PA for which $0.8 million of expense was incurred in 2012. The project is substantially complete and remaining expense related to this consolidation is not expected to be significant.

        CCM has significant capital expenditure projects underway to support polyiso market demand, to provide better service to our customers, and to improve margins. In the fourth quarter of 2011, CCM acquired land and commenced construction on a new 407,000 sq. ft. polyiso plant in Puyallup, WA in order to service increasing demand for energy efficient insulation solutions in the Pacific-Northwest region. This plant commenced production in the fourth quarter of 2012, however some activities remain to complete this facility in 2013. In 2012, CCM also commenced a capital project to relocate polyiso operations at its current 168,000 square foot Kingston, NY location to a new, 300,000 square foot facility in Montgomery, NY to serve the growing polyiso market in the northeast United States in a more cost effective, energy efficient, and higher quality manner. This project is expected to be completed by the second quarter of 2013. In May 2012, we announced a project to establish a new PVC (polyvinyl chloride) roofing membrane manufacturing line at our Greenville, IL location. PVC membrane comprises approximately 16% of the commercial roofing market and is a growing market segment. The new manufacturing line is expected to be operational by 2014. CCM's total capital expenditures were $81.5 million in 2012 and are estimated to be $66 million in 2013.

        CCM's net sales and EBIT are generally higher in the second and third quarters of the year due to increased construction activity during these periods. Over the last several years, CCM's commercial roofing business has shifted significantly towards re-roofing, which currently constitutes approximately 75% of its commercial activity. The re-roofing market is less cyclical and relatively more stable than the new construction market due to the large base of installed roofs requiring replacement in a given year. The percentage of business attributable to re-roofing has fallen from levels of 85% in the prior year to 75% in the current year due to modest increases in new construction. However the outlook for re-roofing applications may remain tempered due to continued uncertainty about U.S. economic conditions.

        CCM may experience difficulty maintaining its current price levels due to competition and the series of price increases that have been implemented over the last two years. Costs of certain of CCM's key raw materials may face increases due to the rising cost of benzene, which impact CCM's polyiso and bead insulation product lines. CCM may also experience higher cost for its current PVC supply.

        CCM's presence in Europe has grown significantly with the PDT and Hertalan acquisitions, although total sales into Europe comprise less than 10% of CCM's overall revenue. While the European region is in an economic recession, the market in Europe for CCM's singly-ply roofing application is growing in replacement of declining demand for modified bitumen roofing systems.

  2011 Compared to 2010

        The increase in CCM's net sales in 2011 primarily reflected higher sales volume in our commercial re-roofing business and, to a lesser extent, higher selling prices from pricing actions taken throughout 2011. The acquisition of PDT in Germany in August 2011 contributed $29.4 million to sales during 2011.

        On August 1, 2011, we acquired PDT for approximately $111.0 million, net of $7.6 million cash acquired. The $118.6 million gross purchase price consisted of $113.4 million in cash and contingent consideration of $5.2 million. PDT operates manufacturing facilities in Germany and is a leading manufacturer of EPDM based roofing materials. The acquisition of PDT was an important foothold for CCM in servicing the growing single-ply roofing market in Europe. The PDT Profiles business, which was not a core part of CCM's roofing business, was placed in discontinued operations at the acquisition date and sold on January 2, 2012 for $22.1 million with no pre-tax gain or loss recognized upon the sale.

        The decline in CCM's EBIT margin during 2011 was primarily attributable to significantly higher raw material costs. Increased selling prices enacted throughout 2011 did not fully offset higher raw material costs until the latter part of 2011. The negative impact of raw materials was partially offset by savings from the Carlisle Operating System and savings from product reengineering initiatives. Included in EBIT in 2011 are charges of $3.0 million related to the acquisition of PDT, reflecting $0.9 million in professional and other transaction costs to acquire PDT and $2.1 million in cost of goods sold related to recording the acquired PDT inventory at estimated fair value as of the acquisition date. These expenses were partially offset by a favorable adjustment of $4.1 million reflecting a reduction of the liabilities under our product warranty program.

Carlisle Transportation Products ("CTP" or the "Transportation Products segment")

(in millions)	2012	2011	Change $	Change %	2011	2010	Change $	Change %
Sales	$778.2	$732.1	$46.1	6.3%	$732.1	$684.8	$47.3	6.9%
EBIT	$52.4	$9.1	$43.3	475.8%	$9.1	$21.7	$(12.6)	58.1%
EBIT Margin	6.7%	1.2%			1.2%	3.2%

  2012 Compared to 2011

        CTP's net sales increase of 6.3% during 2012 primarily reflected higher selling prices that were implemented in connection with increased raw material costs, and, to a lesser extent, sales volume growth. Growth in demand was led by higher demand in CTP's high speed trailer and power sports markets. This growth was partially offset by a volume decline in the outdoor power equipment market which was impacted during the third quarter 2012 by U.S. drought-like conditions in parts of the U.S. In addition, sales in the fourth quarter in the outdoor power equipment market were negatively impacted by excess winter equipment inventory at our distributor channels.

        CTP achieved significant improvement in EBIT in 2012 versus 2011 due to solid selling price realization, operating expense savings from the Carlisle Operating System, and operating improvements made at the Jackson, TN tire manufacturing facility, which had experienced plant startup issues in 2011. Restructuring expenses during 2012 were $2.6 million versus expenses of $4.0 million during 2011. EBIT during the prior year 2011 includes $2.8 million of charges for management and other organizational changes and $2.2 million in expenses to relocate division headquarters to Franklin, TN. Since 2009, CTP has undergone significant restructuring activities to consolidate manufacturing and distribution operations. These activities were largely complete by the end of 2012 and CTP's sales and operational performance have improved substantially.

        During 2012, CTP announced plans to close its manufacturing facility in Buji, China and transfer production to its locations in the United States and into Meizhou, China. CTP incurred expense of $2.6 million for this consolidation, primarily related to the cost of employee termination benefits and costs to close the Buji facility. This project was substantially complete by the end of 2012 and is estimated to reduce operating costs by approximately $5 million in 2013.

        Net sales and EBIT for CTP are generally higher in the first six months of the year due to peak sales volumes in the outdoor power equipment product line. Near term demand in the outdoor power equipment market may experience softness due to higher existing inventory levels in our distribution channels. We expect continued EBIT improvement from plant consolidation activities completed in 2012. Pricing for natural and synthetic rubber, key raw materials for CTP, declined in the latter part of 2012; however, higher demand by the North American and Asian auto industries for rubber could result in higher costs for these raw materials.

        As of December 31, 2012, the carrying value of CTP's goodwill and intangible assets was $100.0 million and $2.7 million, respectively. Goodwill and intangible assets with indefinite useful lives are tested at least annually for impairment or when evidence of a potential impairment exists. We did not recognize any goodwill or intangible asset impairment during 2012 related to CTP or any of our other segments. However, deterioration of the outlook for CTP could potentially result in a future impairment loss within this segment. For additional information, refer to "Critical Accounting Policies".

  2011 Compared to 2010

        CTP's net sales increase of 6.9% during 2011 primarily reflected a 9% increase from higher selling prices that were implemented in connection with increased raw material costs, and higher demand in the agricultural and construction market, partially offset by lower demand in the outdoor power equipment and power transmission belt markets versus the prior year.

        Lower EBIT in 2011 versus 2010 was primarily the result of production start-up inefficiencies from the new tire plant in Jackson, TN and lower sales volume. Inefficiencies at CTP's new Jackson, TN tire manufacturing plant resulted in higher production costs and reduced margins due to lack of product availability to meet customer demand. Starting in the third quarter 2011, we took a number of actions to address improvement measures for CTP, incurring $2.8 million of charges for management and other organizational changes and $2.2 million in expenses to relocate division headquarters to Franklin, TN as part of our plan to streamline administrative functions. Starting in the third quarter of 2011, the Jackson plant began showing improvements related to higher tire builder efficiencies and lower scrap rates. Plant restructuring expenses during 2011 were $4.0 million versus expenses of $10.7 million during 2010.

        During 2011, we incurred $4.0 million of exit and disposal costs for the consolidation of our tire manufacturing operations in Heflin, AL, Carlisle, PA and portions of Buji, China into a new facility in Jackson, TN. The total cost of this consolidation project, which started in 2010, was approximately $20.9 million.

Carlisle Brake & Friction ("CBF" or the "Brake & Friction segment")

(in millions)	2012	2011	Change $	Change %	2011	2010	Change $	Change %
Sales	$449.0	$473.0	$(24.0)	-5.1%	$473.0	$129.4	$343.6	265.5%
EBIT	$75.6	$77.2	$(1.6)	-2.1%	$77.2	$(0.9)	$78.1	NM
EBIT Margin	16.8%	16.3%			16.3%	-0.7%

  2012 Compared to 2011

        CBF's sales in 2012 decreased by 5% versus 2011. The decrease in net sales at CBF reflected an organic sales decline of 3.6% and the negative impact of foreign currency fluctuations of 1.5%. For the first half of 2012, CBF's sales increased by 9% on growth in its primary markets of construction, mining, and agriculture. However, these markets softened starting in the third quarter and then declined more significantly over the remainder of 2012 with an overall 18% decline in sales for the second half of 2012. Demand declined in the second half of 2012 due to efforts by global OEM customers to adjust growing inventory levels, concern over slower growth conditions in China, and the recession in Europe. For the full year 2012, sales in the construction market were lower by 8.3%. Partially offsetting this was higher demand in the agriculture market of 6%. Demand for products in mining applications was relatively level during 2012, but declined during the second half of the year. During 2012, CBF also exited certain unprofitable product lines, resulting in a $9.5 million decrease in sales in 2012 for these products versus 2011.

        EBIT decline of 2.1% at CBF in 2012 primarily reflected the impact of lower sales volume, partially offset by higher selling price and savings from the Carlisle Operating System. In response to slowing demand conditions, CBF underwent proactive cost control measures and streamlined operations so that EBIT margin for CBF improved 50 basis points to 16.8% in 2012 versus margin of 16.3% in 2011.

        Despite the sales decline experienced during the latter part of 2012, the long term outlook for CBF remains favorable due to the specialized nature of its friction and off-highway braking applications, long term demand for infrastructure spending in developing regions such as Asia Pacific and South America, and the geographic diversity of CBF's customer base. However, for the near term, CBF expects to experience lower sales through the first half of 2013 based upon OEMs' efforts to reduce inventory levels and lower growth outlook in key geographic markets such as Europe. CBF continues to maintain cost control measures to match the current demand environment. CBF is also investing in new product development, such as carbon-carbon technology for off-highway braking applications, to pursue additional sales growth opportunities.

  2011 Compared to 2010

        The acquisition of Hawk in December 2010 contributed $302.7 million to net sales and $59.9 million to EBIT for CBF during 2011. Sales and EBIT for Hawk in 2011 reflected strong demand for friction products used in the global market for off-highway applications and reduction in operating expenses resulting from successful integration efforts.

        Organic sales growth for CBF increased during 2011 by 29.9%, reflecting the high demand in the global off highway braking systems market consistent with the sales performance of Hawk. A substantial driver of this growth was an 83% increase in demand in the mining market and a 15% increase in the agricultural and construction markets. Fluctuations in foreign exchange rates had a positive impact of 1.7% on CBF's change in net sales in 2011. Approximately 42% of CBF's sales in 2011 were to customers located outside of the United States.

        The significant increase in EBIT margin for CBF to 16.3% in 2011 from an EBIT loss of 0.7% in 2010 primarily reflected contribution from Hawk and $14.2 million in charges related to the acquisition of Hawk during December 2010. In October 2011, we announced plans to close our braking plant in Canada. The project included $0.9 million of expense recognized during 2011 for employee termination costs and other associated costs.

Carlisle Interconnect Technologies ("CIT" or the "Interconnect Technologies segment")

(in millions)	2012	2011	Change $	Change %	2011	2010	Change $	Change %
Sales	$463.1	$299.6	$163.5	54.6%	$299.6	$251.1	$48.5	19.3%
EBIT	$69.1	$41.9	$27.2	64.9%	$41.9	$30.9	$11.0	35.6%
EBIT Margin	14.9%	14.0%			14.0%	12.3%

  2012 Compared to 2011

        CIT's 55% net sales increase in 2012 reflected organic sales growth of 23% and contribution from acquisitions of 32%. The acquisitions of Tri-Star on December 1, 2011 and Thermax/Raydex on December 17, 2012 contributed $94.8 million to sales in 2012. CIT's strong organic sales growth was primarily attributable to robust demand in the aerospace market, which was up by 30% on increased orders related to Boeing and Airbus programs and significantly increased demand for in-flight entertainment ("IFE") applications. Sales in military applications decreased 8% from the prior year and faced uncertainty and delays regarding government military programs.

        On December 17, 2012, we acquired Thermax/Raydex for total cash consideration of approximately $265.5 million, net of $0.1 million cash acquired. Thermax/Raydex designs, manufactures, and sells wire and cable products for the commercial and military aerospace markets and certain industrial markets. The acquisition of Thermax/Raydex adds capabilities and technology to strengthen CIT's interconnect products business by expanding its product and service range to its customers.

        CIT's EBIT margin increased 90 basis points to 14.9% in 2012 compared to 14.0% in 2011, reflecting higher sales volume and efficiency savings from the Carlisle Operating System, partially offset by higher raw material costs and increased expense for sourcing and sales resources directed towards product growth opportunities. The acquisitions of Tri-Star and Thermax/Raydex contributed $13.7 million in EBIT during 2012. Included in EBIT from acquisitions is $1.3 million in cost of goods sold related to recording the acquired Tri-Star inventory at estimated fair value as of the acquisition date, $1.0 million in cost of goods sold related to recording the acquired Thermax/Raydex inventory at estimated fair value as of the acquisition date, and $0.6 million in professional fees and other transaction expenses related to acquisitions.

        The outlook for CIT in the aerospace market remains favorable; however growth in this market in 2013 is expected to be more moderate versus the high rate of growth experienced in 2012. Build rates for the Boeing 787 are projected to increase from its current 5 planes per month to 10 planes per month in 2013. This build rate could potentially be delayed or impacted by the current review of the Boeing 787 by regulatory agencies in the U.S. and Japan. The outlook for other Boeing and Airbus legacy programs for which CIT is a supplier remains favorable. Although growth for CIT's IFE applications is expected to be moderately positive in 2013, the expanded use of personal devices to access onboard Wi-Fi during flights may reduce demand over the long term for CIT's installed IFE connectivity applications. However, increased in-flight Wi-Fi use may increase demand for CIT rack assembly and kit applications that support onboard Wi-Fi. The market for military applications may continue to reflect uncertainty in 2013 due to ongoing government spending negotiations and the threat of sequestration.

        To support future growth and product diversification, CIT initiated investments in 2012 in the medical cabling field, which has a high degree of fit within CIT's current cabling applications and has a number of applications in the growing medical technology market. CIT expects to start sales in this product line starting in 2013. In addition, the acquisitions of Tri-Star and Thermax/Raydex brought additional diversification of the sale of interconnect applications into the industrial market.

  2011 Compared to 2010

        The increase in net sales by CIT in 2011 primarily reflected higher sales volume in the aerospace market of 26%, as well as $7.8 million contributed by the acquisition of Tri-Star on December 1, 2011, partially offset by lower demand in the military defense market of 15%. Growth in the aerospace market reflected increased demand for CIT's IFE applications and higher demand for Boeing legacy airline (737 and 777) programs. CIT's organic sales growth increased 16% for the full year 2011. CIT's sales increased consecutively each quarter during 2011 and by the fourth quarter of 2011, CIT achieved organic sales growth of 20%, which was driven by a 35% increase in sales in the aerospace market.

        On December 1, 2011, to complement and further integrate our solutions for the aerospace market, we acquired Tri-Star for $284.8 million, net of $4.5 million cash acquired. With annual sales of approximately $95 million, Tri-Star is based in El Segundo, California, with machining facilities in Riverside, California, and Lugano, Switzerland. Tri-Star is a supplier to the world's leading aerospace, avionics, and electronics companies. Tri-Star designs, manufactures and sells customized, high-reliability contacts and connectors critical for accurate and efficient transmission of data and power on aircraft and defense platforms, as well as in high-end industrial equipment.

        Despite significantly higher raw material costs for copper and silver, EBIT margin increased to 14.0% in 2011 compared to 12.3% in 2010, reflecting higher sales volume and efficiency savings from the Carlisle Operating System. The acquisition of Tri-Star contributed $0.6 million in EBIT during the fourth quarter of 2011. EBIT for Tri-Star includes $1.1 million in cost of goods sold related to recording the acquired Tri-Star inventory at estimated fair value as of the acquisition date. In addition to the aforementioned costs, CIT incurred $1.0 million in professional fees and other transaction expense related to acquisitions.

Carlisle FoodService Products ("CFSP" or the "FoodService Products segment")

(in millions)	2012	2011	Change $	Change %	2011	2010	Change $	Change %
Sales	$243.3	$235.8	$7.5	3.2%	$235.8	$238.8	$(3.0)	-1.3%
EBIT	$12.3	$13.2	$(0.9)	-6.8%	$13.2	$24.3	$(11.1)	-45.7%
EBIT Margin	5.1%	5.6%			5.6%	10.2%

  2012 Compared to 2011

        Increased sales at CFSP during 2012 reflected 5% higher selling price from pricing actions taken at the beginning of 2012, partially offset by lower sales volume of 2%. Demand in the foodservice market in 2012 was generally level with 2011, reflecting lack of significant improvement in the foodservice industry and continued uncertainty by restaurant operators about market conditions. CFSP also experienced moderately lower demand for its products in the healthcare market during 2012.

        During the third quarter of 2012, to streamline operations, CFSP commenced restructuring actions to close our distribution centers in Reno, NV and Zevenaar, The Netherlands as well as exit our manufacturing facility in Changzhou, China. The operations at these facilities were consolidated into CFSP's headquarters in Oklahoma City, OK as of December 31, 2012. CFSP incurred costs of $5.3 million in 2012 for these activities, reflecting $3.7 million for impairment accelerated depreciation of long-lived assets, employee termination costs of $1.4 million, and other associated costs of $0.2 million. Remaining costs for these activities of $0.2 million are expected to be incurred in the first half of 2013.

        In addition to the above-noted exit and disposal costs, during the third quarter of 2012, CFSP decided to abandon its flameless chafer product line. The abandonment of the product line resulted in a non-cash charge of $2.5 million in 2012 related to the impairment of prepaid royalties related to the product line. Annualized savings from the exit of the flameless chafer product line and the plant and distribution center consolidation activities are estimated to be $5 million beginning in 2013. Also in 2012, CFSP incurred charges of $2.3 million to write down inventory to its market value.

        CFSP's 7% reduction in EBIT from 2011 to 2012 reflects the aforementioned charges for restructuring costs and asset impairment for the exit of the flameless chafer product line, partially offset by the positive impact of selling price realization and reductions in staffing expense and operating costs. CFSP continues to execute on a number of actions to strengthen sales channels, improve operating performance, and reduce expense. These improvement measures will continue into 2013.

        Sales for CFSP tend to be marginally stronger in the second and third quarters. Outlook for the foodservice market in the near term is expected to remain cautious and in line with U.S. GDP growth expectations. CFSP expects EBIT improvement in 2013 due to the non-recurrence of restructuring activities completed in 2012, reduced operating costs from the exit of unprofitable operations, and continued execution on its operational improvement plans.

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

        The decline in EBIT margin in 2011 versus 2010 reflects lower sales volume, unfavorable changes in product mix, and higher raw material costs in 2011 that were not fully offset by selling price increases. Included in EBIT during 2011 was $1.6 million in severance costs related to staffing reductions, including a management change.

Corporate

(in millions)	2012	2011	Change	2011	2010	Change
Corporate expenses	$(58.5)	$(44.2)	-32.4%	$(44.2)	$(39.1)	-13.0%
As a percentage of net sales	-1.6%	-1.5%		-1.5%	-1.6%

        Corporate expenses are largely comprised of compensation, benefits, and travel expense for the corporate office staff. Corporate expenses also include certain external audit fees attributable to corporate activities and internal audit expenses. We also maintain a captive insurance program for workers compensation costs on behalf of all the Carlisle operating companies.

        The increase in Corporate expenses for the year ended December 31, 2012 versus 2011 reflected $5.6 million of expense related to settlement of pension liabilities, increased costs related to acquisition pursuits and business development activities, higher expense for incentive compensation based upon the Company meeting certain performance targets, and other increased expense related to corporate-led company-wide initiatives related to the Carlisle Operating System, procurement, and management development.

        During the fourth quarter of 2012, the Company offered certain former employees who participate in the Company's core pension plan the option to receive a one-time lump sum payment equal to the present value of the participant's pension benefit. A total of $15 million in lump sum distributions were paid out under this offer, which ended during the fourth quarter of 2012. Under ASC 715, a portion of the unrecognized actuarial loss in Accumulated Other Comprehensive Income was recognized into earnings as the amount of total lump sum payments from the Company's core pension plan during 2012 exceeded the plan's service and interest cost during the year.

        Included in Corporate expense for the year ended December 31, 2012 was $3.3 million for the cost of acquisition pursuits and business development activity, as compared to costs of $1.3 million in 2011 for related activity.

        The increase in Corporate expense for the year ended December 31, 2011 versus 2010 reflected a $1.6 million adjustment to the Company's workers compensation reserve based upon lower overall interest rates, $1.3 million of costs for acquisition opportunities that were not realized, the impact of foreign exchange between the two comparative periods, as well as higher expense for incentive compensation based upon the Company meeting certain performance targets.

Liquidity and Capital Resources

        We maintain liquidity sources primarily consisting of cash and cash equivalents and our committed unused credit facility. As of December 31, 2012, we had $112.5 million of cash on hand, of which $63.7 million was located in wholly owned subsidiaries of the Company outside the United States. Cash held by subsidiaries outside the United States is held primarily in the currency of the country in which it is located. Such cash is used to fund the operating activities of our foreign subsidiaries and for further investment in foreign operations. Generally, we consider such cash to be permanently reinvested in our foreign operations and our current plans do not demonstrate a need to repatriate such cash to fund U.S. operations and corporate activities. Repatriation of cash held by foreign subsidiaries may require the accrual and payment of taxes in the United States.

        In addition, cash held by subsidiaries in China is subject to local laws and regulations that require government approval for conversion of such cash to and from U.S. dollars as well as for transfer of such cash to entities that are outside of China. As of December 31, 2012, we had cash and cash equivalents of $16.1 million located in wholly owned subsidiaries of the Company within China.

Sources and Uses of Cash

In millions	2012	2011	2010
Net cash provided by operating activities	$485.9	$191.2	$107.4
Net cash used in investing activities	(428.5)	(463.5)	(339.3)
Net cash provided by (used in) financing activities	(20.6)	256.4	223.8
Effect of exchange rate changes on cash	1.0	1.2	1.2

Change in cash and cash equivalents	$37.8	$(14.7)	$(6.9)

  2012 Compared to 2011

        Net cash provided by operating activities was $485.9 million in the year ended December 31, 2012, compared to $191.2 million in 2011. The increase was primarily due to higher net income in 2012 versus 2011 and lower usage of cash to fund working capital in 2012.

        Cash provided by working capital and other assets and liabilities of $105.4 million in 2012 was a $196.5 million improvement versus cash used of $91.1 million in 2011. Cash provided by working capital in 2012 primarily consisted of a $26.5 million reduction in inventories and a $48.8 million reduction in prepaid expenses and other assets. Cash used for working capital in 2011 primarily consisted of a $71.4 million increase in receivables, a $75.8 million increase in inventories, offset by the positive impact of a $50.9 million increase in accounts payable.

        Reducing our working capital as a percentage of sales is a key focus area for management. We view the ratio of our average working capital balances (defined as the average of the quarter end balances, excluding current year acquisitions, of trade receivables plus net inventory, less trade payables) as a percentage of annualized sales (defined as year-to-date net sales, excluding current year acquisitions, calculated on an annualized basis) as an important measure of our ability to effectively manage our cash requirements in relation to changes in sales activity. For the full year 2012, average working capital as a percentage of annualized sales was 22.2%, as compared to a percentage of 21.9% for 2011. For the three month period ended December 31, 2012, the ratio of ending working capital as a percent of annualized fourth quarter 2012 sales declined to 20.6%.

        Cash used in investing activities was $428.5 million in 2012 compared to $463.5 million in 2011. In 2012, cash used in investing activities primarily consisted of cash used to purchase Hertalan of $48.9 million, net of cash acquired, and cash used to purchase Thermax/Raydex of $265.5 million, net of cash acquired. In 2011, cash used in investing activities included cash used to purchase Tri-Star of $284.4 million, net of cash acquired, and cash used to purchase PDT of $105.8 million, net of cash acquired. We also acquired certain assets of Cragar Industries, Inc. for $2.7 million.

        Capital expenditures of $140.4 million in 2012 compared to $79.6 million in 2011. The Construction Materials segment represented approximately 58% of total capital expenditures in 2012, versus 27% of total capital expenditures in 2011, as a result of projects to construct a new polyiso plant in Puyallup, WA and a new facility in Montgomery, NY to replace our current polyiso plant in Kingston, NY. Both plants are expected to commence production in 2013. In May 2012, CCM commenced a project to establish a new PVC (polyvinyl chloride) roofing membrane manufacturing line at our Greenville, Illinois location that is expected to be operational by 2014. CCM's total capital expenditures were $81.5 million in 2012 and are estimated to be $66 million in 2013. In addition to the projects at CCM, CIT and CBF also completed projects in 2012 to expand manufacturing facilities.

        Cash used in financing activities was $20.6 million in 2012 compared to cash provided by financing activities of $256.4 million in 2011. During 2012, we paid down $357 million in short term borrowings using cash provided by operations and proceeds from our senior notes offering. On November 17, 2012, we issued $350 million in 3.75% senior notes due 2022 (the "senior notes"). Proceeds from this offering were used to pay down remaining borrowings under our revolving credit facility and fund the acquisition of Thermax/Raydex on December 17, 2012. During 2012, we increased our dividends to shareholders by 11%, representing the 36th consecutive year of dividend increases.

  2011 Compared to 2010

        Net cash provided by operating activities was $191.2 million in the year ended December 31, 2011, compared to $107.4 million in 2010. The increase was primarily due to higher net income in 2011 versus 2010 and lower usage of cash to fund working capital in 2011.

        Cash used by working capital and other assets and liabilities of $91.1 million in 2011 was $18.8 million less than cash used of $109.9 million in 2010. Cash used for working capital in 2011 primarily consisted of a $71.4 million increase in receivables, a $75.8 million increase in inventories, offset by the positive impact of a $50.9 million increase in accounts payable. Cash used in 2010 for working capital primarily consisted of a $71.7 million increase in receivables, a $56.3 million increase in inventories, a $17.9 million increase in prepaid assets offset by the positive impact of a $38.3 million increase in accounts payable.

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

Debt Instruments, Guarantees and Covenants

        The following table quantifies certain contractual cash obligations and commercial commitments at December 31, 2012:

In millions	Total	2013	2014	2015	2016	2017	Thereafter
Short-term credit lines and long-term debt	$753.8	$0.1	$0.1	$0.1	$150.0	$0.0	$603.5
Interest on long-term debt(1)	265.4	35.1	35.1	35.1	31.7	25.9	102.5
Noncancelable operating leases	119.9	23.0	19.1	15.7	12.9	10.8	38.4

Total commitments	$1,139.1	$58.2	$54.3	$50.9	$194.6	$36.7	$744.4

(1)
Future expected interest payments are calculated based on the stated rate for fixed rate debt and the effective interest rate at December 31, 2012 for variable rate debt.

        The above table does not include $135.4 million of long-term deferred revenue and $310.7 million of other long-term liabilities. Other long-term liabilities consist primarily of deferred income tax liabilities and other tax liabilities, pension and other post-retirement obligations, and long-term workers compensation obligations. Due to factors such as return on plan assets, disbursements and, contributions, and timing of warranty claims, it is not reasonably possible to estimate when these will become due.

        Although we have entered into purchase agreements for certain key raw materials, there were no such contracts with a term exceeding one year in place at December 31, 2012.

        On November 20, 2012, we completed a public offering of $350.0 million of notes with a stated interest rate of 3.75% due November 15, 2022 (the "2022 Notes"). The 2022 Notes were issued at a discount of approximately $1.1 million, resulting in proceeds of approximately $348.9 million. Interest on the 2022 Notes is paid each May 15 and November 15, which will commence on May 15, 2013. The proceeds were utilized to re-pay borrowings under our $600 million revolving credit facility and fund the acquisition of Thermax/Raydex on December 17, 2012.

        On October 20, 2011 we entered into a $600 million senior unsecured revolving credit facility (the "Facility") to replace our former credit facility, which was scheduled to expire on July 12, 2012. The renewed facility expires on October 20, 2016. The credit facility allows for borrowings of between two weeks and nine months maturity at an interest rate spread of 1.05 percentage points over Libor, based upon our current investment grade credit rating. Also included in this facility is the ability to borrow up to $300 million of the $600 million available on the facility in multi-currency borrowings including the Euro, British Pounds, Canadian Dollar, and Japanese Yen. The interest rate on multi-currency borrowings is based on a spread of 1.05 percentage points over the prevailing base inter-bank interest rate standard for each particular currency. The facility has an annual facility fee of 0.20 percentage points of the overall facility, or $1.2 million annually. We use the facility for general working capital purposes and to provide additional liquidity to pursue growth opportunities including acquisitions.

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

        At December 31, 2012, we had $600 million available under our $600 million revolving credit facility. The revolving credit facility provides for grid-based interest pricing based on the credit rating of our senior unsecured bank debt or other unsecured senior debt and our utilization of the facility. Our senior unsecured debt is rated BBB by Standard & Poor's and Baa2 by Moody's. The facility requires us to meet various restrictive covenants and limitations including certain leverage ratios, interest coverage ratios, and limits on outstanding debt balances held by certain subsidiaries. The average interest rate of borrowings under our current facility was 1.30% during the year ended December 31, 2012. The average interest rate of borrowings under the previous revolving credit facility was 0.61% from January 1, 2011 to October 20, 2011. For the period October 20, 2011 to December 31, 2011, the average interest rate of borrowings under the current facility was 1.34%.

        We also maintain a $45.0 million uncommitted line of credit, of which $45.0 million was available for borrowing as of December 31, 2012. The average interest rate on the uncommitted line was 1.58% for 2012 and 1.50% for 2011.

        As of December 31, 2012, we had outstanding letters of credit amounting to $31.8 million. Letters of credit are issued primarily to provide security under insurance arrangements and certain borrowings. Letters of credit were previously issued under our revolving credit facility and reduced the amount available for borrowings under the facility. Currently, our letters of credit are issued separately from our revolving credit facility and do not affect borrowing availability under the facility.

        At December 31, 2012, the fair value of our $350 million 3.75% notes due 2022, $250 million 5.125% notes due 2020 and $150 million 6.125% notes due 2016, using Level 2 inputs, is approximately $355.4 million, $275.3 million and $171.5 million, respectively. Fair value is estimated based on current yield rates plus our estimated credit spread available for financings with similar terms and maturities.

        Under our various debt and credit facilities, we are required to meet various restrictive covenants and limitations, including certain leverage ratios, interest coverage ratios, and limits on outstanding debt balances held by certain subsidiaries. We were in compliance with all covenants and limitations in 2012 and 2011.

        We view our debt to capital ratio (defined as short-term debt plus long-term debt divided by the sum of total Shareholders' equity, long-term debt and short-term debt) as an important indicator of our ability to utilize debt in financing acquisitions and capital investments. As of December 31, 2012, our debt to capital ratio was 30%. This ratio decreased from our debt to capital ratio as of December 31, 2011 of 34% due to our generation of increased capital in 2012 from earnings less shareholder dividends while debt levels remained relatively unchanged from December 31, 2011 to December 31, 2012.

Cash Management

        As stated above, reducing the level of working capital as a percentage of net sales is a key management focus. Our priorities for the use of capital are to invest in growth and performance improvement opportunities for our existing businesses and maintain assets through capital expenditures, pursue strategic acquisitions that meet shareholder return criteria, pay dividends to shareholders, and return value to shareholders through share repurchases.

        Capital expenditures in 2013 are expected to be $120 million to $130 million, including business sustaining projects, cost reduction efforts, and new product expansion. Capital expenditures expected in 2013 include the completion of the two polyiso plant and plant relocation projects underway at CCM as well as the continuation of the project to establish PVC manufacturing at CCM.

        We have recorded a provision for contingent consideration related to the PDT acquisition in 2011 of $9.9 million reflecting fair value as of December 31, 2012. Settlement of contingent consideration under the PDT acquisition agreement is expected to occur in June 2015.

        No minimum contributions to our pension plans are required in 2012. However, during 2013 we expect to pay approximately $1.1 million in participant benefits under the executive supplemental and director plans. In light of our plans' funded status, we expect to make discretionary contributions between $0 and $4 million to our other pension plans in 2013. We made contributions of $5.2 million to the pension plans during 2012.

        We intend to pay dividends to our shareholders and have increased our dividend rate annually for the past 36 years.

        We announced the reactivation of our share repurchase program in August 2004. In August 2007, the Board of Directors authorized the repurchase of an additional 2,500,000 shares of our common stock. In February 2008, the Board of Directors authorized the repurchase of an additional 1,400,000 shares of our common stock. At this time we have authority to repurchase 3,024,499 shares. Shares may be repurchased at management's direction. The decision to repurchase shares will depend on price, availability, and other corporate developments. Purchases may occur from time-to-time and no maximum purchase price has been set.

        We believe that our operating cash flows, credit facilities, lines of credit, and leasing programs provide adequate liquidity and capital resources to fund ongoing operations, expand existing lines of business, and make strategic acquisitions. In addition, we believe that our liquidity and capital resources from U.S. operations are adequate to fund our U.S. operations and corporate activities without a need to repatriate funds held by subsidiaries outside the United States. However, the ability to maintain existing credit facilities and access the capital markets can be impacted by economic conditions outside our control, specifically credit market tightness or sustained market downturns. Our cost to borrow and capital market access can be impacted by debt ratings assigned by independent rating agencies, based on certain credit measures such as interest coverage, funds from operations, and various leverage ratios.

Environmental

        We are subject to increasingly stringent environmental laws and regulations, including those relating to air emissions, wastewater discharges, chemical and hazardous waste management and disposal. Some of these environmental laws hold owners or operators of land or businesses liable for their own and for previous owners' or operators' releases of hazardous or toxic substances or wastes. Other environmental laws and regulations require the obtainment and compliance with environmental permits. To date, costs of complying with environmental, health and safety requirements have not been material. The nature of our operations and our long history of industrial activities at certain of our current or former facilities, as well as those acquired, could potentially result in material environmental liabilities.

        While we must comply with existing and pending climate change legislation, regulation, international treaties or accords, current laws and regulations do not have a material impact on our business, capital expenditures, or financial position. Future events, including those relating to climate change or greenhouse gas regulation, could require us to incur expenses related to the modification or curtailment of operations, installation of pollution control equipment, or investigation and cleanup of contaminated sites.

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

        We typically obtain dismissals or settlements of our asbestos-related lawsuits with no material effect on our financial condition, results of operations, or cash flows. We maintain insurance coverage that applies to a portion of certain of our defense costs and payments of settlements or judgments in connection with asbestos-related lawsuits.

        Based on an ongoing evaluation, we believe that the resolution of our pending asbestos claims will not have a material impact on our financial condition, results of operations, or cash flows, although these matters could result in us being subject to monetary damages, costs or expenses, and charges against earnings in particular periods.

        In addition, from time-to-time we may be involved in various other legal actions arising in the normal course of business. In the opinion of management, the ultimate outcome of such actions, either individually or in the aggregate, will not have a material adverse effect on our consolidated financial position or annual operating cash flows, but may have a more than inconsequential impact on our results of operations for a particular period.

Critical Accounting Policies

        Our significant accounting policies are more fully described in the Note 1 in Item 8. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, our observation of trends in the industry, information provided by our customers, and information available from other outside sources, as appropriate. We consider certain accounting policies related to revenue recognition, estimates of reserves for inventory, deferred revenue and extended product warranty, valuation of goodwill and indefinite-lived intangible assets, valuation of long-lived assets, self-insurance retention, and pensions and other post-retirement plans to be critical policies due to the estimation processes involved.

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

        Inventories.    Inventories are valued at the lower of cost or market primarily on an average cost basis. Cost of inventories includes direct as well as certain indirect costs associated with the acquisition and production process. These costs include raw materials, direct and indirect labor, and manufacturing overhead. Manufacturing overhead includes materials, depreciation and amortization related to property, plant and equipment and other intangible assets used directly and indirectly in the acquisition and production of inventory, and costs related to our distribution network such as inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, and other such costs associated with preparing our products for sale.

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

        Goodwill and Indefinite-Lived Intangible Assets.    Indefinite-lived intangible assets are recognized and recorded at their acquisition-date fair values. Intangible assets with indefinite useful lives are not amortized but are tested annually for impairment via a one-step process by comparing the fair value of the intangible asset with its carrying value. If the intangible asset's carrying value exceeds its fair value, an impairment charge is recorded in current earnings for the difference. We estimate the fair value of our indefinite-lived intangible assets based on the income approach utilizing the discounted cash flow method. As of the most recent annual impairment test, all of our indefinite-lived intangible assets' fair values exceeded their carrying values by at least 4%. We periodically re-assess indefinite-lived intangible assets as to whether their useful lives can be determined and if so, we begin amortizing any applicable intangible asset.

        Goodwill is not amortized but is tested annually for impairment at a reporting unit level. We have determined that our operating segments are our reporting units. We have allocated goodwill to our reporting units as follows:

In millions	December 31, 2012	December 31, 2011
Carlisle Construction Materials	$127.2	$112.6
Carlisle Transportation Products	100.0	100.0
Carlisle Brake & Friction	226.7	226.7
Carlisle Interconnect Technologies	444.6	345.6
Carlisle FoodService Products	60.3	60.3

Total	$958.8	$845.2

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

        As discussed in Item 2 of the Company's September 30, 2012 Quarterly Report on Form 10-Q under Critical Accounting Policies, we performed an interim goodwill impairment test for the Transportation Products reporting unit as of September 30, 2012 and found that the fair value of the reporting unit exceeded its carrying value by approximately 2%. Further, as noted in Note 2 to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, we reorganized our internal management structure as of December 1, 2012 to place the Styled Wheels business under the direction of the Transportation Products reportable segment from the Brake & Friction reportable segment. Approximately $8 million of goodwill that had been reallocated to the Brake and Friction reporting unit upon the January 1, 2012 reorganization that moved the Styled Wheels business from the Transportation Products reportable segment to the Brake & Friction reportable segment was reallocated back to the Transportation Products reporting unit business effective December 1, 2012. Given the sensitivity of CTP's interim goodwill impairment test at September 30, 2012, we determined that the December 1, 2012 transition of the Styled Wheels business from CBF back to CTP represented an indicator that the remaining goodwill of approximately $100 million attributed to the Transportation Products reporting unit may be impaired. As such, we performed an interim goodwill impairment test for CTP as of December 31, 2012.

        As of December 31, 2012, we estimated that CTP's fair value exceeded its carrying value by approximately 15%. Fair value was based on an income approach utilizing the discounted cash flow method. We also utilized fair value estimates derived from the market approach utilizing the public company market multiple method to validate the results of the discounted cash flow method, which required management to make assumptions about the applicability of those multiples to CTP. The discounted cash flow method required management to estimate future cash flows and discount those amounts to present value. The key assumptions that drove fair value as of December 31, 2012 were future EBIT margin and discount rate. We utilized historical and expected EBIT, based on actual results for the year ended December 31, 2012 as well as historical experience. Future EBIT also continue to include estimates of increased future cash flows to be derived from benefits attributable to the restructuring activities in the Transportation Products reporting unit undertaken in 2009, 2010, 2011, and 2012. These activities include the consolidation of manufacturing capacity and distribution centers in the United States and manufacturing capacity in China, activities to increase production efficiencies at its Jackson, TN start-up tire manufacturing facility, organizational changes, and streamlining of administrative functions. The costs associated with these restructuring activities are not expected to recur in future periods and are expected to result in increased profitability and cash flows in this reporting unit versus recent historical results. The results for the year ended December 31, 2012 have indicated that such benefits are being captured, however, while we believe that these assumptions are appropriate, significant changes in the estimated future benefits of the restructuring activities, along with continued revenue growth rates, price and availability of key raw materials, continued operating efficiencies, and discount rates may materially affect the Transportation Products reporting unit's fair value.

        While we believe our assumptions are appropriate, they are subject to uncertainty and by nature include judgments and estimates regarding various factors including the realization of future sales price increases, fluctuation in price and availability in key raw materials, and future operating efficiencies.

Based on our sensitivity analysis a 100 basis point increase in the discount rate would reduce estimated fair value by approximately $66 million or a 100 basis point decrease in the EBIT margin assumption would reduce estimated fair value by approximately $81 million, either of which could result in the carrying value exceeding the estimated fair value. This would require us to perform step two of the impairment test described above.

        See Note 12 to the Consolidated Financial Statements in Item 8 for more information regarding goodwill.

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

        Self-Insurance Retention.    We maintain self-retained liabilities for workers' compensation, medical and dental, general liability, property, and product liability claims up to applicable retention limits. We estimate these retention liabilities utilizing actuarial methods and loss development factors. Our historical loss experience is considered in the calculation. We are insured for losses in excess of these limits.

        Pensions and Other Post-Retirement Plans.    We maintain defined benefit retirement plans for certain employees. The annual net periodic expense and benefit obligations related to these plans are determined on an actuarial basis. This determination requires assumptions to be made concerning general economic conditions (particularly interest rates), expected return on plan assets, increases to compensation levels, and health care cost trends. These assumptions are reviewed periodically by management in consultation with our independent actuary and investment manager. Changes in the assumptions to reflect actual experience can result in a change in the net periodic expense and accrued benefit obligations. The defined benefit pension plans' assets consist primarily of fixed-income and equity mutual funds, which are considered Level 1 assets under the fair value hierarchy as their fair value is derived from market-observable data. We use the market related valuation method to determine the value of plan assets, which recognizes the change of the fair value of the plan assets over five years. If actual experience differs from these long-term assumptions, the difference is recorded as an unrecognized actuarial gain (loss) and then amortized into earnings over a period of time based on the average future service period, which may cause the expense related to providing these benefits to increase or decrease. The weighted-average expected rate of return on plan assets was 6.53% for the 2012 valuation. While we believe 6.53% is a reasonable expectation based on the plan assets' mix of fixed income and equity investments, significant differences in actual experience or significant changes in the assumptions used may materially affect the pension obligations and future expense. The effects of a 0.25% increase or decrease in the expected rate of return would cause our estimated 2013 pension expense to be approximately $0.4 million lower or $0.5 million higher, respectively. The assumed weighted-average discount rate was 4.06% for the 2012 valuation. The effects of a 0.25% increase or decrease in the assumed discount rate would cause our projected benefit obligation at December 31, 2012 to be approximately $4.8 million lower or $4.6 million higher, respectively. We used a weighted-average assumed rate of compensation increase of 3.46% for the 2012 valuation. This rate is not expected to change in the foreseeable future and is based on our actual rate of compensation increase over the past several years, adjusted to reflect management's expectations regarding future labor costs.

        We also have a limited number of unfunded post-retirement benefit programs that provide certain retirees with medical and prescription drug coverage. The annual net periodic expense and benefit obligations of these programs are also determined on an actuarial basis and are subject to assumptions on the discount rate and increases in compensation levels. The discount rate used for the 2012 valuation was 3.77%. The effects of a 1% increase or decrease in either the discount rate or the assumed health care cost trend rates would not be material. Similar to the defined benefit retirement plans, these plans' assumptions are reviewed periodically by management in consultation with our independent actuary. Changes in the assumptions can result in a change in the net periodic expense and accrued benefit obligations.

New Accounting Standards Not Yet Effective

        Accounting Standards issued but not effective until after December 31, 2012 are not expected to have a significant effect on our consolidated financial statements.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        We are exposed to market risk in the form of changes in commodity prices for raw materials, foreign currency exchange rates, and interest rates. We may from time to time enter into financial instruments or commodity futures contracts to manage these risks; however, we do not utilize such instruments or contracts for speculative or trading purposes. In the event that we enter into a hedge contract, it is possible that such future dated contracts could no longer serve as a hedge if the projected cash flow does not occur as anticipated at the time of contract initiation. We generally do not hedge the risk from translation of sales and activities into U.S. dollars for financial reporting.

        To manage commodity pricing risk, we may from time to time enter into financial instrument contracts, longer dated purchase contracts, or commodity indexed sales contracts. We continually address the impact of commodity price increases on our sales, operating margins, and cash flow. To mitigate our exposure to fluctuations in the prices of silver and copper, which are key raw materials within the Interconnect Technologies segment, we had commodity swap agreements with an aggregate notional amount of $2.3 million outstanding as of December 31, 2012, with scheduled maturities of $2.3 million during 2013. The fair value of open contracts as of December 31, 2012 was $0.1 million.

        We are primarily exposed to the exchange rates of currencies including the Chinese Renminbi, Euro, Canadian Dollar, British Pound, Swiss Franc, Indian Rupee, Hong Kong Dollar, and Mexican Peso. A portion of our revenues, comprising less than 10% of total revenues, are for sales of products manufactured in China for the North American market. These sales are generated predominately in U.S. Dollars. Many of the obligations incurred by these operations are settled in Chinese Renminbi or Hong Kong Dollars. Should the U.S. Dollar weaken significantly against the Renminbi or Hong Kong Dollar, our results of operations could be adversely affected. We continue to monitor developments in China that may affect our strategy and will hedge our currency risk exposure or shift production to the U.S. when deemed effective and prudent.

        Approximately 21% of our revenues from continuing operations for the year ended December 31, 2012 are from countries other than the U.S.

        We had foreign exchange forward contracts with an aggregate notional amount of $37.3 million outstanding as of December 31, 2012, with scheduled maturities of $37.3 million during 2013. The fair value of open contracts as of December 31, 2012 reflected net assets of $0.3 million.

        From time to time we may manage our interest rate exposure through the use of treasury locks, interest rate swaps and cross-currency swaps to reduce volatility of cash flows, impact on earnings, and to lower our cost of capital. Our exposure to interest rates on our outstanding debt is described in

"Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations—Debt Instruments, Guarantees and Covenants." We are exposed to variable rate interest risk in the form of outstanding borrowings on our $600 million revolving credit facility. We are not currently exposed to currency risk on borrowings denominated in non-USD; however, from time-to-time, we may borrow in non-USD denominations. There were no treasury locks, interest rate swaps or cross-currency swaps in place as of December 31, 2012.

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Carlisle Companies Incorporated

        We have audited the accompanying consolidated balance sheets of Carlisle Companies Incorporated as of December 31, 2012 and 2011, and the related consolidated statements of earnings and comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Carlisle Companies Incorporated at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Carlisle Companies Incorporated's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Charlotte, North Carolina
February 12, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Carlisle Companies Incorporated

        We have audited Carlisle Companies Incorporated's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Carlisle Companies Incorporated's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Thermax/Raydex, which are included in the 2012 consolidated financial statements of Carlisle Companies Incorporated and constituted $283.8 million and $265.1 million of total and net assets, respectively, as of December 31, 2012 and $3.8 million and $0.7 million of revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of Carlisle Companies Incorporated also did not include an evaluation of the internal control over financial reporting of Thermax/Raydex.

        In our opinion, Carlisle Companies Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Carlisle Companies Incorporated as of December 31, 2012 and 2011 and the related consolidated statements of earnings and comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2012 of Carlisle Companies Incorporated and our report dated February 12, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Charlotte, North Carolina
February 12, 2013

Carlisle Companies Incorporated

Consolidated Statements of Earnings and Comprehensive Income

	For the Years ended December 31,
(Dollars in millions, except per share amounts)	2012	2011	2010
Net sales	3,629.4	$3,224.5	$2,527.7
Cost and expenses:
Cost of goods sold	2731.7	2,547.4	1,999.0
Selling and administrative expenses	427.7	376.6	310.5
Research and development expenses	33.0	28.7	23.2
Other (income) expense, net	12.7	(3.3)	(1.1)

Earnings before interest and income taxes	424.3	275.1	196.1
Interest expense, net	25.5	21.2	8.3

Earnings before income taxes from continuing operations	398.8	253.9	187.8
Income tax expense (Note 7)	131.5	72.0	57.2

Income from continuing operations	267.3	181.9	130.6
Discontinued operations (Note 4)
Income (loss) from discontinued operations	2.9	(2.5)	16.3
Income tax (benefit) expense	—	(0.9)	1.3

Income (loss) from discontinued operations	2.9	(1.6)	15.0

Net income	$270.2	$180.3	$145.6

Basic earnings (loss) per share attributable to common shares(1)
Income from continuing operations	$4.25	$2.93	$2.12
Income (loss) from discontinued operations	0.05	(0.02)	0.24

Basic Earnings per share	$4.30	$2.91	$2.36

Diluted earnings (loss) per share attributable to common shares(1)
Income from continuing operations	$4.18	$2.88	$2.10
Income (loss) from discontinued operations	0.04	(0.02)	0.24

Diluted earnings per share	$4.22	$2.86	$2.34

Comprehensive Income
Net income	$270.2	$180.3	$145.6
Other comprehensive income (loss)
Change in foreign currency translation, net of tax	3.2	(12.2)	(5.9)
Change in accrued post-retirement benefit liability, net of tax	6.6	5.7	2.9
Loss on hedging activities, net of tax	(0.3)	(0.4)	(0.4)

Other comprehensive income (loss)	9.5	(6.9)	(3.4)

Comprehensive income	$279.7	$173.4	$142.2

(1)
Earning per share calculated based on the two-class method. See Note 8 for detailed calculations.

See accompanying notes to these Consolidated Financial Statements

Carlisle Companies Incorporated

Consolidated Balance Sheets

(Dollars in millions except share amounts)	December 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$112.5	$74.7
Receivables, less allowance of $6.0 in 2012 and $6.4 in 2011	482.7	486.4
Inventories (Note 10)	538.0	539.0
Deferred income taxes (Note 7)	43.1	51.3
Prepaid expenses and other current assets	29.0	60.1
Current assets held for sale (Note 4)	—	2.6

Total current assets	1,205.3	1,214.1

Property, plant and equipment, net of accumulated depreciation of $635.7 in 2012 and $577.1 in 2011 (Note 11)	637.1	560.3

Other assets:
Goodwill, net (Note 12)	958.8	845.2
Other intangible assets, net (Note 12)	617.5	479.2
Other long-term assets	38.6	19.0
Non-current assets held for sale (Note 4)	—	20.1

Total other assets	1,614.9	1,363.5

TOTAL ASSETS	$3,457.3	$3,137.9

Liabilities and Shareholders' Equity
Current liabilities:
Short-term debt, including current maturities (Note 14)	$—	$158.1
Accounts payable	259.7	260.8
Accrued expenses	193.3	161.7
Deferred revenue (Note 16)	17.6	16.3

Total current liabilities	470.6	596.9

Long-term liabilities:
Long-term debt (Note 14)	752.5	604.3
Deferred revenue (Note 16)	135.4	129.7
Other long-term liabilities (Note 17)	310.7	306.9

Total long-term liabilities	1,198.6	1,040.9

Shareholders' equity (Note 18):
Preferred stock, $1 par value per share. Authorized and unissued 5,000,000 shares	—	—
Common stock, $1 par value per share. Authorized 100,000,000 shares; 78,661,248 shares issued; 63,127,299 outstanding in 2012 and 61,664,813 outstanding in 2011	78.7	78.7
Additional paid-in capital	171.4	120.2
Deferred compensation equity (Note 6)	0.6	—
Cost of shares of treasury—15,249,714 shares in 2012 and 16,467,760 shares in 2011	(215.4)	(219.9)
Accumulated other comprehensive loss (Note 19)	(35.5)	(45.0)
Retained earnings	1,788.3	1,566.1

Total shareholders' equity	1,788.1	1,500.1

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,457.3	$3,137.9

See accompanying notes to these Consolidated Financial Statements

Carlisle Companies Incorporated

Consolidated Statements of Cash Flows

	For the Years ended December 31,
(Dollars in millions)	2012	2011	2010
Operating activities
Net income	$270.2	$180.3	$145.6
Reconciliation of net income to cash flows from operating activities:
Depreciation	74.6	68.1	58.8
Amortization	30.3	19.9	13.1
Non-cash compensation, net of tax benefit	8.5	12.5	12.0
Non-cash pension settlement	5.6	—	—
Gain on sale of businesses	(3.7)	—	—
(Gain) loss on sale of property and equipment, net	2.1	1.8	(17.5)
Impairment of assets	6.4	—	0.2
Deferred taxes	(13.8)	1.8	7.5
Foreign exchange (gain) loss	0.1	(2.1)	(1.8)
Changes in assets and liabilities, excluding effects of acquisitions and divestitures:
Receivables	21.0	(71.4)	(71.7)
Inventories	26.5	(75.8)	(56.3)
Prepaid expenses and other assets	48.8	7.3	(17.9)
Accounts payable	(15.7)	50.9	38.3
Accrued expenses and deferred revenues	14.9	(11.0)	(2.0)
Long-term liabilities	9.9	8.9	(0.3)
Other operating activities	0.2	—	(0.6)

Net cash provided by operating activities	485.9	191.2	107.4

Investing activities
Capital expenditures	(140.4)	(79.6)	(64.6)
Acquisitions, net of cash	(314.3)	(392.9)	(343.4)
Proceeds from sale of property and equipment	—	3.5	9.1
Proceeds from sale of businesses	25.8	5.3	59.8
Proceeds from hedging activities	0.4	—	—
Other investing activities	—	0.2	(0.2)

Net cash used in investing activities	(428.5)	(463.5)	(339.3)

Financing activities
Net change in short-term borrowings and revolving credit lines	(357.4)	346.9	10.0
Proceeds from long-term debt	348.9	—	248.9
Debt issuance costs	(2.9)	(1.8)	(1.9)
Redemption of Hawk bonds	—	(59.0)	—
Dividends	(48.0)	(43.5)	(40.6)
Stock Options and treasury shares, net	38.8	13.8	7.4

Net cash provided by (used in) financing activities	(20.6)	256.4	223.8

Effect of exchange rate changes on cash	1.0	1.2	1.2

Change in cash and cash equivalents	37.8	(14.7)	(6.9)
Cash and cash equivalents
Beginning of period	74.7	89.4	96.3

End of period	$112.5	$74.7	$89.4

See accompanying notes to these Consolidated Financial Statements

Carlisle Companies Incorporated
Consolidated Statement of Shareholders' Equity
(In millions, except share amounts)

	Common Stock				Accumulated Other Comprehensive Income		Shares in Treasury
			Additional Paid-In Capital	Deferred Compensation Equity		Retained Earnings			Total Shareholders' Equity
	Shares	Amount					Shares	Cost
Balance at December 31, 2009	60,645,653	78.7	73.9	—	(34.7)	1,324.3	17,390,025	(223.6)	1,218.6
Net income		—	—	—	—	145.6		—	145.6
Other comprehensive income, net of tax		—	—	—	(3.4)	—		—	(3.4)
Cash dividends—$0.66 per share		—	—	—	—	(40.6)		—	(40.6)
Stock based compensation other(1)	379,279	—	18.5	—	—	—	(378,349)	2.0	20.5

Balance at December 31, 2010	61,024,932	78.7	92.4	—	(38.1)	1,429.3	17,011,676	(221.6)	1,340.7
Net income		—	—	—	—	180.3		—	180.3
Other comprehensive income, net of tax		—	—	—	(6.9)	—		—	(6.9)
Cash dividends—$0.70 per share		—	—	—	—	(43.5)		—	(43.5)
Stock based compensation other(1)	639,881	—	27.8	—	—	—	(543,916)	1.7	29.5

Balance at December 31, 2011	61,664,813	78.7	120.2	—	(45.0)	1,566.1	16,467,760	(219.9)	1,500.1
Net income		—	—	—	—	270.2		—	270.2
Other comprehensive income, net of tax		—	—	—	9.5	—		—	9.5
Cash dividends—$0.76 per share		—	—	—	—	(48.0)		—	(48.0)
Stock based compensation other(1)	1,462,486	—	51.2	0.6	—	—	(1,218,046)	4.5	56.3

Balance at December 31, 2012	63,127,299	$78.7	$171.4	$0.6	$(35.5)	$1,788.3	15,249,714	$(215.4)	$1,788.1

(1)    Stock based compensation includes stock option activity, net of tax, and restricted share activity

See accompanying notes to these Consolidated Financial Statements

Notes to Consolidated Financial Statements

Note 1—Summary of Accounting Policies

Nature of Business

        Carlisle Companies Incorporated, its wholly owned subsidiaries and their divisions or subsidiaries, referred to herein as the "Company" or "Carlisle," is a global diversified company that designs, manufactures, and markets a wide range of products that serve a broad range of niche markets including commercial roofing, energy, agriculture, lawn and garden, mining and construction equipment, aerospace and electronics, dining and food delivery, and healthcare. The Company markets its products as a component supplier to original equipment manufacturers, distributors, as well as directly to end-users.

Basis of Consolidation

        The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions and accounts have been eliminated. The Company's fiscal year-end is December 31.

        The Company has reclassified certain prior period amounts in the consolidated financial statements to be consistent with current period presentation. See Note 2 regarding the transition of the Styled Wheels business between Carlisle Transportation Products ("CTP") and Carlisle Brake & Friction ("CBF").

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

Notes to Consolidated Financial Statements (Continued)

Note 1—Summary of Accounting Policies (Continued)

Allowance for Doubtful Accounts

        The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by the review of their credit information. Allowances for doubtful accounts are estimated based on the evaluation of potential losses related to customer receivable balances. Estimates are developed by using standard quantitative measures based on historical losses, adjusting for current economic conditions and, in some cases, evaluating specific customer accounts for risk of loss. The allowance for doubtful accounts was $6.0 million at December 31, 2012 and $6.4 million at December 31, 2011. Changes in economic conditions in specific markets in which the Company operates could have an effect on reserve balances required. The following is activity in the Company's allowance for doubtful accounts for the years ended December 31:

in millions	2012	2011	2010
Balance at January 1	$6.4	$5.7	$5.3
Provision charged to expense	0.7	0.9	2.9
Provision charged to other accounts	(0.1)	0.9	(0.9)
Amounts written off, net of recoveries	(1.0)	(1.1)	(1.6)

Balance at December 31	$6.0	$6.4	$5.7

Inventories

        Inventories are valued at the lower of cost or market primarily on an average cost basis. Cost of inventories includes direct as well as certain indirect costs associated with the acquisition and production process. These costs include raw materials, direct and indirect labor, and manufacturing overhead. Manufacturing overhead includes materials, depreciation and amortization related to property, plant and equipment and other intangible assets used directly and indirectly in the acquisition and production of inventory, and costs related to the Company's distribution network such as inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, and other such costs associated with preparing the Company's products for sale.

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

Notes to Consolidated Financial Statements (Continued)

Note 1—Summary of Accounting Policies (Continued)

Depreciation includes the amortization of capital leases. Asset lives are 20 to 40 years for buildings, 5 to 15 years for machinery and equipment, and 3 to 10 years for leasehold improvements.

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

Notes to Consolidated Financial Statements (Continued)

Note 1—Summary of Accounting Policies (Continued)

Lease Arrangements

        The Company is a party to various lease arrangements that include scheduled rent increases, rent holidays, or may provide for contingent rentals or incentive payments to be made to the Company as part of the terms of the lease. Scheduled rent increases and rent holidays are included in the determination of minimum lease payments when assessing lease classification and, along with any lease incentives, are included in rent expense on a straight-line basis over the lease term. Scheduled rent increases that are dependent upon a change in an index or rate such as the consumer price index or prime rate are included in the determination of rental expense at the time the rate or index changes. Contingent rentals are excluded from the determination of minimum lease payments when assessing lease classification and are included in the determination of rent expense when the event that will require additional rents is considered probable. See Note 13 for further information regarding rent expense.

Self-Insurance Retention

        The Company maintains self-retained liabilities for workers' compensation, medical and dental, general liability, property, and product liability claims up to applicable retention limits. The Company estimates these retention liabilities utilizing actuarial methods and loss development factors. The Company's historical loss experience is considered in the calculation. The Company is insured for losses in excess of these limits. See Note 13.

Goodwill and Other Intangible Assets

        Intangible assets are recognized and recorded at their acquisition-date fair values. Intangible assets that are subject to amortization are amortized on a straight-line basis over their useful lives. Definite-lived intangible assets consist primarily of acquired customer relationships and patents, in addition to non-compete agreements and intellectual property. The Company determines the useful life of its customer relationship intangible assets based on multiple factors including the size and make-up of the acquired customer base, the expected dissipation of those customers over time, the Company's own experience in the particular industry, the impact of known trends such as technological obsolescence, product demand, or other factors, and the period over which expected cash flows are used to measure the fair value of the intangible asset at acquisition. The Company periodically re-assesses the useful lives of its customer relationship intangible assets when events or circumstances indicate that useful lives have significantly changed from the previous estimate.

        Intangible assets with indefinite useful lives are not amortized but are tested annually for impairment via a one-step process by comparing the fair value of the intangible asset with its carrying value. If the intangible asset's carrying value exceeds its fair value, an impairment charge is recorded in current earnings for the difference. The Company estimates the fair value of its indefinite-lived intangible assets based on the income approach utilizing the discounted cash flow method. As of the most recent annual impairment test, all of the Company's indefinite-lived intangible assets' fair value exceeded their carrying values by at least 4%. The Company's annual testing date for indefinite-lived intangible assets is October 1. The Company periodically re-assesses indefinite-lived intangible assets as to whether their useful lives can be determined and if so, begins amortizing any applicable intangible asset.

        Goodwill is not amortized but is tested annually for impairment at a reporting unit level. The Company has determined that its operating segments are its reporting units.

Notes to Consolidated Financial Statements (Continued)

Note 1—Summary of Accounting Policies (Continued)

        First, goodwill is tested for impairment by comparing the fair value of the reporting unit with the reporting unit's carrying amount to identify any potential impairment. If fair value is determined to be less than carrying value, a second step is used whereby the implied fair value of the reporting unit's goodwill, determined through a hypothetical purchase price allocation, is compared with the carrying amount of the reporting units' goodwill. If the implied fair value of the reporting units' goodwill is less than its carrying amount, an impairment charge is recorded in current earnings for the difference. The Company also assesses the recoverability of goodwill if facts and circumstances indicate goodwill may be impaired.

        See Note 12 for more information regarding goodwill.

Pension and Other Post Retirement Benefits

        The Company maintains defined benefit pension plans for certain employees. Additionally, the Company has a limited number of post-retirement benefit programs that provide certain retirees with medical and prescription drug coverage. The annual net periodic expense and benefit obligations related to these plans are determined on an actuarial basis. This determination requires assumptions to be made concerning general economic conditions (particularly interest rates), expected return on plan assets, increases to compensation levels, and health care cost trends. These assumptions are reviewed periodically by management in consultation with its independent actuary. Changes in the assumptions to reflect actual experience can result in a change in the net periodic expense and accrued benefit obligations. The defined benefit pension plans' assets consist primarily of equity and fixed income mutual funds that are primarily considered Level 1 assets under the fair value hierarchy, as their fair value is derived from market observable data. The Company uses the market related valuation method to determine the value of plan assets, which recognizes the change of the fair value of the plan assets over five years. If actual experience differs from these long-term assumptions, the difference is recorded as an unrecognized actuarial gain (loss) and then amortized into earnings over a period of time based on the average future service period, which may cause the expense related to providing these benefits to increase or decrease. See Note 15 for additional information regarding these plans and the associated plan assets.

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

Notes to Consolidated Financial Statements (Continued)

Note 1—Summary of Accounting Policies (Continued)

        The Company is subject to market risk from exposures to changes in interest rates due to its financing, investing, and cash management activities. The Company uses treasury lock contracts, interest rate swap agreements, or other derivative instruments from time to time to manage the interest rate risk of its floating and fixed rate debt portfolio. The Company, on a periodic basis, assesses the initial and ongoing effectiveness of its hedging relationships. As of December 31, 2012, the Company had not entered into any derivative financial instruments to hedge interest rate risk.

        Foreign exchange forward contracts at December 31, 2012 relate to contracts held for purposes of mitigating the Company's exposure to fluctuations in foreign exchange rates, resulting from assets or liabilities that are held by certain of its operating subsidiaries in currencies other than the subsidiary's functional currency. The Company had foreign exchange forward contracts with an aggregate notional amount of $37.3 million outstanding as of December 31, 2012, with scheduled maturities of $37.3 million during 2013. The fair value of open contracts was $0.3 million as of December 31, 2012. Approximately 21% of the Company's revenues from continuing operations for the year ended December 31, 2012 are from countries other than the U.S.

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

Notes to Consolidated Financial Statements (Continued)

Note 1—Summary of Accounting Policies (Continued)

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

New Accounting Standards Adopted

        In September 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-08, Guidance on Testing Goodwill for Impairment. ASU 2011-08 gives entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in Step 1 of the goodwill impairment test. If entities determine, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. Otherwise, further testing would not be needed. ASU 2011-08 is effective for fiscal and interim reporting periods within those years beginning after December 15, 2011. The adoption of this ASU had no material effect on the Company's consolidated financial statements.

        In June 2011, FASB issued ASU 2011-05, Presentation of Comprehensive Income. ASU 2011-05 revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in Accounting Standards Codification ("ASC") 220, Comprehensive Income, and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The ASU does not change the items that must be reported in other comprehensive income. In December 2011, the FASB issued ASU 2011-12 which defers the requirement in ASU 2011-05 that companies present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. ASU 2011-05 is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2011, with early adoption permitted. The Company has elected to adopt ASU 2011-05, as amended by ASU 2011-12, beginning with the quarter ended December 31, 2011. The adoption of this ASU had no material effect on the Company's consolidated financial statements.

        In May 2011, FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 provides guidance to develop a single, converged fair value framework; amend the requirements of fair value measurement; and enhance related disclosure requirements, particularly for recurring Level 3 fair value measurements. This guidance clarifies the concepts of (i) the highest and best use and valuation premise for nonfinancial assets, (ii) application to financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk, (iii) premiums or discounts in fair value measurements, and (iv) fair value measurement of an instrument classified in a reporting entity's shareholders' equity. ASU 2011-04 is effective for fiscal and interim reporting periods beginning after December 15, 2011. The adoption of this ASU had no material effect on the Company's consolidated financial statements.

Notes to Consolidated Financial Statements (Continued)

Note 1—Summary of Accounting Policies (Continued)

New Accounting Standards Not Yet Effective

        On February 5, 2013, FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source (e.g., the release due to cash flow hedges from interest rate contracts) and the income statement line items affected by the reclassification (e.g., interest income or interest expense). If a component is not required to be reclassified to net income in its entirety (e.g., the net periodic pension cost), companies would instead cross reference to the related footnote for additional information (e.g., the pension footnote). ASU 2013-02 is effective for fiscal and interim reporting periods beginning after December 15, 2012. The adoption of this ASU is not expected to have a material effect on the Company's consolidated financial statements.

        In July 2012, FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 amends the guidance on testing indefinite-lived intangible assets, other than goodwill, for impairment. Under the revised guidance, entities have the option of first performing a qualitative assessment to determine whether there are any events or circumstances indicating that it is more likely than not that an indefinite-lived intangible asset is impaired. ASU 2012-02 is effective for fiscal and interim impairment tests performed in fiscal years beginning after September 15, 2012. The adoption of this ASU is not expected to have a material effect on the Company's consolidated financial statements.

Note 2—Segment Information

        The accounting policies of the segments are the same as those described in the summary of accounting policies (See Note 1). The Company's operations are reported in the following segments:

        Carlisle Construction Materials ("CCM" or the "Construction Materials segment")—the principal products of this segment are rubber (EPDM) and thermoplastic polyolefin (TPO) roofing membranes used predominantly on non-residential low-sloped roofs, related roofing accessories, including flashings, fasteners, sealing tapes, coatings and waterproofing, and insulation products. The markets served include new construction, re-roofing and maintenance of low-sloped roofs, water containment, HVAC sealants, and coatings and waterproofing.

        Carlisle Transportation Products ("CTP" or the "Transportation Products segment") —the principal products of this segment include bias-ply, steel belted radial trailer tires, stamped or roll-formed steel wheels, tires, and tire and wheel assemblies, as well as industrial belts and related components. The markets served include lawn and garden, power sports, high-speed trailer, agriculture and construction.

        Carlisle Brake & Friction ("CBF" or the "Brake & Friction segment")—the principal products of this segment include high-performance brakes and friction material, and clutch and transmission friction material for the mining, construction, aerospace, agriculture, motor sports, and alternative energy markets.

        Carlisle Interconnect Technologies ("CIT" or the "Interconnect Technologies segment") —the principal products of this segment are high-performance wire, cable, connectors, contacts and cable assemblies primarily for the aerospace, defense electronics, industrial and test and measurement equipment markets.

Notes to Consolidated Financial Statements (Continued)

Note 2—Segment Information (Continued)

        Carlisle FoodService Products ("CFSP" or the "FoodService Products segment")—the principal products of this segment include commercial and institutional foodservice permanentware, table coverings, cookware, catering equipment, fiberglass and composite material trays and dishes, industrial brooms, brushes, mops, and rotary brushes for commercial and non-commercial foodservice operators and sanitary maintenance professionals.

        Corporate—includes general corporate expenses. Corporate assets consist primarily of cash and cash equivalents, facilities, deferred taxes, and other invested assets. Corporate operations also maintain a captive insurance program for workers compensation costs on behalf of all the Carlisle operating companies.

        Effective January 1, 2012, the Company's Styled Wheels business was transitioned from CTP to CBF. Styled wheels continued to be manufactured by CTP, but were marketed and sold by the performance racing group within CBF. Effective December 1, 2012, due to sales, marketing, and administrative inefficiencies, the Styled Wheels business was transitioned from CBF back to CTP. Prior period results have been retrospectively adjusted to reflect the Styled Wheels business in the Transportation Products segment.

        Geographic Area Information—sales are attributable to the United States and to all foreign countries based on the country to which the product was delivered. Sales by region for the years ended December 31 are as follows (in millions):

Country	2012	2011	2010
United States	$2,856.9	$2,613.4	$2,162.2
International:
Europe	333.5	248.0	107.1
Canada	165.8	150.4	110.8
Asia	132.5	117.6	55.7
Middle East and Africa	47.3	43.9	41.2
Mexico and Latin America	72.0	37.4	39.0
Other	21.4	13.8	11.7

Net sales	$3,629.4	$3,224.5	$2,527.7

        Long-lived assets, comprised of net property, plant and equipment, goodwill and other intangible assets, investments and other long-term assets, located in the United States and foreign countries are as follows (in millions):

Country	2012	2011	2010
Long-lived asset held and used:
United States	$2,017.5	$1,703.8	$1,426.4
Europe	142.9	138.5	10.5
Asia	64.1	68.1	61.8
United Kingdom	22.9	8.6	9.2
Canada	3.4	3.3	3.5
Mexico	1.2	1.5	1.2

Total long-lived asset	$2,252.0	$1,923.8	$1,512.6

Notes to Consolidated Financial Statements (Continued)

Note 2—Segment Information (Continued)

        Financial information for operations by reportable business segment is included in the following summary:

In millions	Sales(1)	EBIT	Assets(2)	Depreciation and Amortization	Capital Spending
2012
Carlisle Construction Materials	$1,695.8	$273.4	$860.4	$27.9	$81.5
Carlisle Transportation Products	778.2	52.4	578.8	21.4	13.4
Carlisle Brake & Friction	449.0	75.6	625.7	20.2	19.8
Carlisle Interconnect Technologies	463.1	69.1	1,075.7	24.6	19.2
Carlisle FoodService Products	243.3	12.3	190.1	9.1	4.9
Corporate	—	(58.5)	126.6	1.7	1.6

Total	$3,629.4	$424.3	$3,457.3	$104.9	$140.4

2011
Carlisle Construction Materials	$1,484.0	$177.9	$774.4	$23.7	$21.1
Carlisle Transportation Products	732.1	9.1	584.9	20.3	21.6
Carlisle Brake & Friction	473.0	77.2	665.8	20.2	16.8
Carlisle Interconnect Technologies	299.6	41.9	782.1	12.9	14.8
Carlisle FoodService Products	235.8	13.2	206.8	9.2	5.1
Corporate	—	(44.2)	101.2	1.7	0.2

Total	$3,224.5	$275.1	$3,115.2	$88.0	$79.6

2010
Carlisle Construction Materials	$1,223.6	$159.2	$594.6	$23.4	$4.6
Carlisle Transportation Products	684.8	21.7	554.5	18.6	39.3
Carlisle Brake & Friction	129.4	(0.9)	662.0	6.2	5.7
Carlisle Interconnect Technologies	251.1	30.9	398.8	11.4	10.3
Carlisle FoodService Products	238.8	24.3	212.4	9.5	3.9
Corporate	—	(39.1)	105.6	1.4	0.4

Total	$2,527.7	$196.1	$2,527.9	$70.5	$64.2

(1)
Excludes intersegment sales

(2)
Corporate assets include assets of discontinued operations not classified as held for sale

        A reconciliation of assets reported in the preceding table to total assets as presented on the Company's Consolidated Balance Sheets is as follows:

	2012	2011
Assets per table above	$3,457.3	$3,115.2
Assets held for sale of discontinued operations (Note 4)	—	22.7

Total Assets per Consolidated Balance Sheets	$3,457.3	$3,137.9

Notes to Consolidated Financial Statements (Continued)

Note 2—Segment Information (Continued)

        A reconciliation of depreciation and amortization and capital spending reported above to the amounts presented on the Consolidated Statements of Cash Flows is as follows:

	2012	2011	2010
Depreciation and amortization per table above	$104.9	$88.0	$70.5
Depreciation and amortization of discontinued operations	—	—	1.4

Total depreciation and amortization	$104.9	$88.0	$71.9

	2012	2011	2010
Capital spending per table above	$140.4	$79.6	$64.2
Capital spending of discontinued operations	—	—	0.4

Total capital spending	$140.4	$79.6	$64.6

Note 3—Acquisitions

  2012 Acquisitions

  Thermax and Raydex/CDT Limited

        On December 17, 2012, the Company acquired certain assets and assumed certain liabilities of Thermax ("Thermax"), an unincorporated North American division of Belden Inc., and acquired all of the outstanding shares of Raydex/CDT Limited ("Raydex" and together with Thermax, "Thermax/Raydex"), a company incorporated in England and Wales, for total cash consideration of approximately $265.5 million, net of $0.1 million cash acquired. The Company funded the acquisition with proceeds from its 3.75% senior unsecured notes due 2022 issued in November 2012. Thermax/Raydex designs, manufactures, and sells wire and cable products for the commercial and military aerospace markets and certain industrial markets. The acquisition of Thermax/Raydex adds capabilities and technology to strengthen the Company's interconnect products business by expanding its product and service range to its customers. Thermax/Raydex operates within the Interconnect Technologies segment.

        The following table summarizes the consideration transferred to acquire Thermax/Raydex and the preliminary allocation among the assets acquired and liabilities assumed. The acquisition has been accounted for using the acquisition method of accounting which requires that the consideration be

Notes to Consolidated Financial Statements (Continued)

Note 3—Acquisitions (Continued)

allocated to the acquired assets and assumed liabilities based on their acquisition date fair values with the remainder allocated to goodwill.

Preliminary Allocation
(in millions)	As of 12/17/2012
Total cash consideration transferred	$265.6

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash & cash equivalents	$0.1
Receivables	14.3
Inventories	15.4
Prepaid expenses and other current assets	0.9
Property, plant and equipment	7.2
Definite-lived intangible assets	135.1
Indefinite-lived intangible assets	9.1
Accounts payable	(12.0)
Accrued expenses	(2.6)
Deferred tax liabilities	(2.8)

Total identifiable net assets	164.7

Goodwill	$100.9

        The preliminary goodwill recognized in the acquisition of Thermax/Raydex is attributable to the workforce of Thermax/Raydex, the consistent financial performance of this complementary supplier of high-reliability interconnect products to leading aerospace, avionics and electronics companies and the enhanced scale that Thermax/Raydex brings to the Company. Thermax/Raydex brings additional high-end cable products and qualified positions to serve the Company's existing commercial aerospace and industrial customers. Goodwill arising from the acquisition of Thermax is deductible for income tax purposes as the acquisition of Thermax was an asset purchase. All of the preliminary goodwill was assigned to the Interconnect Technologies reporting unit. Preliminary indefinite-lived intangible assets of $9.1 million represent acquired trade names. The $135.1 million value preliminarily allocated to definite-lived intangible assets consists of $111.4 million of customer relationships with preliminary useful lives ranging from 17 to 18 years, $23.5 million of acquired technology with preliminary useful lives ranging from 9 to 11 years, and a $0.2 million non-compete agreement with a preliminary useful life of 5 years.

        The fair values of the inventory, property, plant and equipment, and other intangible assets are preliminary and subject to change pending receipt of the final third-party valuations for those assets. The Company has also recorded deferred tax liabilities related to the property, plant and equipment and intangible assets as of the December 17, 2012 closing date.

        Thermax/Raydex contributed revenues of $3.9 million and loss before interest and taxes ("EBIT") of $0.7 million from the acquisition date through December 31, 2012 which includes $1.0 million reflected in Cost of goods sold related to recording the acquired inventory at estimated fair value.

Notes to Consolidated Financial Statements (Continued)

Note 3—Acquisitions (Continued)

  Hertalan Holding B.V.

        On March 9, 2012, the Company acquired 100% of the equity of Hertalan Holding B.V. ("Hertalan") for a total cash purchase price of €37.3 million, or $48.9 million, net of €0.1 million, or $0.1 million, cash acquired. The Company funded the acquisition with borrowings under its $600 million senior unsecured revolving credit facility (the "Facility") and cash on hand. See Note 14 for further information regarding borrowings. The acquisition of Hertalan strengthens the Company's ability to efficiently serve European customers in the EPDM roofing market in Europe with local manufacturing and established distribution channels. Hertalan operates within the Construction Materials segment.

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

	Preliminary Allocation	Measurement Period Adjustments	Revised Preliminary Allocation
(in millions)	As of 3/9/2012	Nine Months Ended 12/31/2012	As of 12/31/2012
Total cash consideration transferred	$49.3	$(0.3)	$49.0

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash & cash equivalents	$0.1	$—	$0.1
Receivables	3.7	—	3.7
Inventories	10.5	(1.0)	9.5
Prepaid expenses and other current assets	0.2	—	0.2
Property, plant and equipment	13.0	(0.1)	12.9
Definite-lived intangible assets	9.9	4.8	14.7
Indefinite-lived intangible assets	2.6	5.4	8.0
Other long-term assets	0.3	—	0.3
Accounts payable	(3.3)	—	(3.3)
Accrued expenses	(2.5)	—	(2.5)
Long-term debt	(1.3)	—	(1.3)
Deferred tax liabilities	(4.4)	(2.3)	(6.7)
Other long-term liabilities	(0.1)	—	(0.1)

Total identifiable net assets	28.7	6.8	35.5

Goodwill	$20.6	$(7.1)	$13.5

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

Notes to Consolidated Financial Statements (Continued)

Note 3—Acquisitions (Continued)

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

        Hertalan contributed revenues of $26.2 million and earnings before interest and taxes ("EBIT") of $0.7 million from the acquisition date through December 31, 2012 which includes $1.3 million reflected in Cost of goods sold related to recording the acquired inventory at estimated fair value and $0.8 million of acquisition related transaction costs.

  2011 Acquisitions

  Tri-Star Electronics International, Inc.

        On December 2, 2011, the Company acquired 100% of the equity of TSEI Holdings, Inc. ("Tri-Star") for a total cash purchase price of $284.8 million, net of $4.5 million cash acquired. The total cash purchase price includes a $0.4 million purchase price adjustment during the three months ended March 31, 2012. The Company funded the acquisition with borrowings under the Facility. See Note 14 for further information regarding borrowings. The acquisition of Tri-Star adds capabilities and technology to strengthen the Company's interconnect products business by expanding its product and service range to its customers. Tri-Star operates within the Interconnect Technologies segment.

        The following table summarizes the consideration transferred to acquire Tri-Star and the allocation among the assets acquired and liabilities assumed. The acquisition has been accounted for using the acquisition method of accounting which requires that the consideration be allocated to the acquired

Notes to Consolidated Financial Statements (Continued)

Note 3—Acquisitions (Continued)

assets and assumed liabilities based on their acquisition date fair values with the remainder allocated to goodwill.

	Preliminary Allocation	Measurement Period Adjustments	Final Allocation
(in millions)	As of 12/31/2011	Twelve Months Ended 12/2/2012	As of 12/2/2012
Total cash consideration transferred	$288.9	$0.4	$289.3

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash & cash equivalents	$4.5	$—	$4.5
Receivables	14.0	—	14.0
Inventories	22.8	—	22.8
Prepaid expenses and other current assets	5.6	—	5.6
Property, plant and equipment	15.4	(2.1)	13.3
Definite-lived intangible assets	112.0	9.5	121.5
Indefinite-lived intangible assets	28.0	(8.6)	19.4
Other long-term assets	0.1	—	0.1
Accounts payable	(6.5)	—	(6.5)
Accrued expenses	(4.4)	—	(4.4)
Deferred tax liabilities	(58.9)	3.4	(55.5)
Other long-term liabilities	(0.4)	—	(0.4)

Total identifiable net assets	132.2	2.2	134.4

Goodwill	$156.7	$(1.8)	$154.9

        The goodwill recognized in the acquisition of Tri-Star is attributable to the workforce of Tri-Star, the consistent financial performance of this complementary supplier of high-reliability interconnect products to leading aerospace, avionics and electronics companies and the enhanced scale that Tri-Star brings to the Company. Tri-Star brings additional high-end connector products and qualified positions to serve the Company's existing commercial aerospace and industrial customers. Tri-Star will also supply the Company with efficient machining and plating processes that will lower costs and improve product quality. Favorable trends in the commercial aerospace markets and increasing electronic content in several industrial end markets provide a solid growth platform for the Interconnect Technologies segment. Goodwill arising from the acquisition of Tri-Star is not deductible for income tax purposes. All of the goodwill was assigned to the Interconnect Technologies segment. Indefinite-lived intangible assets of $19.4 million represent acquired trade names. The $121.5 million value allocated to definite-lived intangible assets consists of $94.8 million of customer relationships with useful lives ranging from 12 to 21 years, $23.2 million of acquired technology with useful lives of 16 years, $2.5 million of non-compete agreements with useful lives ranging from 3 to 5 years, and $1.0 million of customer certifications and approvals with useful lives of 3 years.

        The Company has also recorded deferred tax liabilities related to the property, plant and equipment and intangible assets as of the December 2, 2011 closing date.

Notes to Consolidated Financial Statements (Continued)

Note 3—Acquisitions (Continued)

  PDT Phoenix GmbH

        On August 1, 2011, the Company acquired 100% of the equity of PDT Phoenix GmbH ("PDT") for €77.0 million, or $111.0 million, net of €5.3 million, or $7.6 million, cash acquired. Of the €82.3 million, or $118.6 million gross purchase price, €78.7 million, or $113.4 million, was paid in cash initially funded with borrowings under the Facility and cash on hand. PDT is a leading manufacturer of EPDM-based (rubber) roofing membranes and industrial components serving European markets. The acquisition of PDT provides a platform to serve the European market for single-ply roofing systems, and expands the Company's growth internationally. PDT operates within the Construction Materials segment.

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

Notes to Consolidated Financial Statements (Continued)

Note 3—Acquisitions (Continued)

allocated to the acquired assets and assumed liabilities based on their acquisition date fair values with the remainder allocated to goodwill.

	Preliminary Allocation	Measurement Period Adjustments	Final Allocation
(in millions)	As of 12/31/2011	Twelve Months Ended 8/1/2012	As of 8/1/2012
Consideration transferred:
Cash consideration	$113.4	$—	$113.4
Contingent consideration	5.2	—	5.2

Total fair value of consideration transferred	$118.6	$—	$118.6

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash & cash equivalents	$7.6	$—	$7.6
Receivables	12.2	—	12.2
Inventories	10.5	—	10.5
Prepaid expenses and other current assets	0.8	—	0.8
Current assets held for sale	3.6	—	3.6
Property, plant and equipment	3.4	—	3.4
Definite-lived intangible assets	57.1	—	57.1
Indefinite-lived intangible assets	6.9	—	6.9
Other long-term assets	0.1	—	0.1
Non-current assets held for sale	21.6	(0.6)	21.0
Accounts payable	(9.0)	—	(9.0)
Accrued expenses	(1.2)	—	(1.2)
Current liabilities associated with assets held for sale	—	—	—
Deferred tax liabilities	(21.5)	—	(21.5)
Other long-term liabilities	(3.3)	—	(3.3)

Total identifiable net assets	88.8	(0.6)	88.2

Goodwill	$29.8	$0.6	$30.4

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

Notes to Consolidated Financial Statements (Continued)

Note 3—Acquisitions (Continued)

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

        Hawk contributed revenues of approximately $21.6 million and an EBIT loss of approximately $11.5 million for the period from December 1, 2010 to December 31, 2010. EBIT for December of 2010 includes approximately $10.4 million of acquisition-related costs and severance payments as well as approximately $3.8 million of incremental amortization and depreciation expense related to inventory, intangible assets and property, plant and equipment described more fully below. The following unaudited pro forma summary presents consolidated information of the Company as if the business combination had occurred on January 1, 2009 based on the purchase price allocation presented below:

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

Notes to Consolidated Financial Statements (Continued)

Note 3—Acquisitions (Continued)

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

	Preliminary Allocation	Measurement Period Adjustments	Final Allocation
(in millions)	As of 11/1/2010	Twelve Months Ended 12/1/2011	As of 12/1/2011
Total cash consideration transferred	$414.1	$—	$414.1

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash & cash equivalents	$70.7	$—	$70.7
Short-term investments	5.3	—	5.3
Receivables	40.7	—	40.7
Inventories	45.1	—	45.1
Prepaid expenses and other current assets	12.9	(6.9)	6.0
Property, plant and equipment	74.7	0.9	75.6
Definite-lived intangible assets	92.5	2.5	95.0
Indefinite-lived intangible assets	55.1	(1.6)	53.5
Other long-term assets	5.9	—	5.9
Accounts payable	(30.6)	—	(30.6)
Accrued expenses	(33.7)	1.3	(32.4)
Long-term debt	(59.0)	—	(59.0)
Pension obligations	(2.3)	—	(2.3)
Deferred tax liabilities	(68.9)	8.7	(60.2)
Deferred revenue	(2.0)	—	(2.0)
Other long-term liabilities	(8.8)	—	(8.8)

Total identifiable net assets	197.6	4.9	202.5

Goodwill	$216.5	$(4.9)	$211.6

Notes to Consolidated Financial Statements (Continued)

Note 3—Acquisitions (Continued)

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

        The $53.5 million allocated to indefinite-lived intangible assets represents registered trademarks and tradenames that are not subject to amortization. Of the $95.0 million allocated to definite-lived intangible assets, $44.2 million represents acquired technology with useful lives ranging from 11 to 15 years. The remaining $50.8 million of definite-lived intangible assets represent customer relationships, with useful lives ranging from 15 to 16 years. See Note 12 for additional information regarding intangible assets.

Note 4—Discontinued Operations and Assets Held for Sale

        On January 2, 2012, the Company completed the sale of the PDT Profiles business for €17.1 million, or $22.1 million. The Company had acquired all of the equity of PDT on August 1, 2011 (see Note 3). Included with the acquisition were certain assets associated with the PDT Profiles business, which the Company classified as held for sale at the date of acquisition. No gain or loss was recognized upon the sale of the PDT Profiles business.

        On October 4, 2010, as part of its commitment to concentrate on its core businesses, the Company sold its specialty trailer business for cash proceeds of $39.4 million, including a working capital adjustment of $4.4 million. The Company recorded a pre-tax gain on sale of $6.3 million in the fourth quarter of 2010. On April 19, 2012, the Company entered into an agreement with the buyer of its specialty trailer business whereby the contingent consideration related to the sale was settled for $3.75 million. This amount was recognized as a gain within discontinued operations during the second quarter of 2012.

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

        At December 31, 2012, the Company had no assets held for sale. At December 31, 2011, $22.1 million of assets held for sale included inventory, property, plant and equipment, and related intangible assets of the PDT Profiles business.

        The major classes of assets held for sale included in the Company's Consolidated Balance Sheets were as follows:

In millions	December 31, 2012	December 31, 2011
Assets held for sale:
Inventories	$—	$2.6

Total current assets held for sale	—	2.6
Property, plant and equipment, net	—	3.8
Other long term assets	—	16.3

Total non-current assets held for sale	—	20.1

Total assets held for sale	$—	$22.7

Notes to Consolidated Financial Statements (Continued)

Note 4—Discontinued Operations and Assets Held for Sale (Continued)

        Net sales and income (loss) before income taxes from discontinued operations were as follows:

In millions	2012	2011	2010
Net sales:
PDT Profiles business	$—	$18.8	$—
Specialty trailer business	—	—	68.6
Refrigerated truck bodies business	—	—	4.6

Net sales from discontinued operations	$—	$18.8	$73.2

Income (loss) from discontinued operations:
PDT Profiles business	$—	$(1.4)	$—
Specialty trailer business	3.0	(0.9)	10.6
Refrigerated truck bodies business	(0.1)	0.9	0.5
On-highway friction and brake shoe business	0.2	—	3.8
Thermoset molding operation	—	(0.8)	—
Other	(0.2)	(0.3)	1.4

Income (loss) before income taxes from discontinued operations	$2.9	$(2.5)	$16.3

        Results for the year ended December 31, 2012 included a $3.75 million gain on the settlement of the contingent consideration relating to the October 2010 sale of the Company's specialty trailer business.

        Results for the year ended December 31, 2011 included operating results of the PDT Profiles business, a $0.6 million write-down of the land and building of the thermoset molding operation upon sale of these assets and a $0.9 million gain on the settlement of environmental liabilities related to the refrigerated truck bodies business.

        Results for the year ended December 31, 2010 included pre-tax gains on the sales of the specialty trailer and refrigerated truck bodies businesses of $6.3 million and $1.9 million, respectively. In addition, the Company recorded after-tax gains of $4.3 million and $1.8 million in the fourth quarter of 2010 related to the final dissolution of its on-highway friction and brake shoe, and systems and equipment businesses, respectively. Also impacting results for the on-highway friction and brake shoe business were a pre-tax gain of $3.2 million on the sale of property and a pre-tax charge of $5.9 million related to the settlement of a case involving alleged asbestos-related injury. Refer to Note 13 for additional information regarding this issue.

Notes to Consolidated Financial Statements (Continued)

Note 5—Exit and Disposal Activities

        The following table represents the effects of exit and disposal activities related to continuing operations on the Company's Consolidated Statements of Earnings for the years ended December 31:

In millions	2012	2011	2010
Cost of goods sold	$4.8	$4.2	$13.0
Selling and administrative expenses	0.2	0.9	0.9
Research and development expenses	—	—	0.3
Other (income) expense, net	3.8	0.4	—

Total exit and disposal costs	$8.8	$5.5	$14.2

        Exit and disposal activities by type of charge for the years ended December 31 were as follows:

In millions	2012	2011	2010
Termination benefits	$3.1	$0.6	$3.7
Impairments	4.0	0.4	—
Other associated costs	1.7	4.5	10.5

Total exit and disposal costs	$8.8	$5.5	$14.2

        Other associated costs are primarily related to severance and relocation costs.

        Exit and disposal accrual activities for the years ended December 31, 2012 and 2011 were as follows:

In millions	Termination Benefits	Impairments	Other associated costs	Total
Balance at December 31, 2010	$3.1	$—	$1.1	$4.2
2011 charges	0.6	0.4	4.5	5.5
2011 usage	(2.9)	(0.4)	(5.2)	(8.5)

Balance at December 31, 2011	0.8	—	0.4	1.2

2012 charges	3.1	4.0	1.7	8.8
2012 usage	(2.1)	(4.0)	(1.5)	(7.6)

Balance at December 31, 2012	$1.8	$—	$0.6	$2.4

        Exit and disposal activities by segment were as follows:

In millions	2012	2011	2010
Total by segment
Carlisle Construction Materials	$0.8	$—	$—
Carlisle Transportation Products	2.6	4.0	10.7
Carlisle Brake & Friction	0.1	1.5	2.4
Carlisle Interconnect Technologies	—	—	1.1
Carlisle FoodService Products	5.3	—	—

Total exit and disposal costs	$8.8	$5.5	$14.2

Notes to Consolidated Financial Statements (Continued)

Note 5—Exit and Disposal Activities (Continued)

        Carlisle Construction Materials—During the second quarter of 2012, the Company announced plans to consolidate its manufacturing operations in Elberton, GA into its locations in Terrell, TX and Carlisle, PA. Costs of $0.8 million incurred in 2012 consisted of employee termination cost, equipment relocation, and other associated costs. No further costs are expected to be incurred related to this project. Included in Accrued Expenses at December 31, 2012 was $0.3 million related to unpaid costs associated with this project.

        Carlisle Transportation Products—Starting in the first quarter of 2009, the Company undertook several consolidation projects within the Transportation Products segment in efforts to reduce costs and streamline its operations. Descriptions of these projects are set forth below:

  •
  In the third quarter of 2009, the Company announced plans to consolidate its tire manufacturing operations in Heflin, AL, Carlisle, PA, and portions of Buji, China into a new facility in Jackson, TN purchased in the third quarter of 2009. The consolidation of tire manufacturing operations into Jackson, TN was completed during 2011.

  •
  In the fourth quarter of 2009, the Company combined its power transmission belt business into its tire and wheel business. The power transmission belt business had been placed in Discontinued Operations in April 2008. The consolidation of its operations was completed during 2010.

  •
  During 2012, the Company transferred its remaining manufacturing operations in Buji, China. The tire manufacturing operations were transferred from Buji to Meizhou, China. The belt manufacturing operations were transferred from Buji to existing manufacturing facilities in Fort Scott, KS and Springfield, MO.

        During 2010, the Company recorded $10.7 million of expense primarily related to the tire manufacturing consolidation in Jackson, TN consisting of $8.0 million of costs to relocate equipment and employees and $2.7 million in employee termination costs.

        During 2011, the Company recorded $4.0 million of expense associated with the Jackson, TN consolidation, which began in the third quarter of 2009. This consolidation was completed in the fourth quarter of 2011. The total cost of the project was $20.9 million.

        During 2012, the Company recorded $2.6 million in plant restructuring costs related to the transfer of its Buji, China tire and belt manufacturing operations, including employee termination costs of $1.4 million and equipment relocation, and other associated costs of $1.2 million. Included in Accrued Expenses at December 31, 2012 was $0.4 million related to unpaid employee termination costs related to this project.

        Carlisle Brake & Friction—In the fourth quarter of 2009, within its off-highway braking business, the Company announced plans to close its friction product manufacturing facility in Logansport, IN and to consolidate operations into its locations in Hangzhou, China and Bloomington, IN. This consolidation was substantially completed in the fourth quarter of 2010; however, additional activities related to the closure of the facility occurred in 2011. The total cost of this consolidation project was $5.3 million. Costs $0.6 million incurred in 2011 primarily consisted of other relocation costs. Costs incurred in 2010 related to this consolidation were $2.4 million and reflected $0.3 million in employee costs and $2.1 million of other costs to transfer equipment and relocate employees. The Company expects no additional costs to be incurred related to this project.

Notes to Consolidated Financial Statements (Continued)

Note 5—Exit and Disposal Activities (Continued)

        In the third quarter of 2011, the Company decided to close its braking plant in Canada. The total cost of the project was $1.0 million, including $0.9 million of expense recognized in 2011 for employee termination costs and other associated costs. Expenses of $0.1 million were recognized in 2012 reflecting $0.3 million expense for the write down of assets sold in connection with the plant closure, net of $0.2 million income to reverse an accrual for pension costs which will not be paid. As of December 31, 2012, a $0.2 million liability, reported in Accrued expenses, exists for unpaid lease termination costs.

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

        Carlisle FoodService Products—In the third quarter of 2012, the Company announced plans to close its China manufacturing facility and its Zevenaar, Netherlands and Reno, NV distribution facilities. Manufacturing operations will move from China to Carlisle's existing Oklahoma City, OK and Chihuahua, Mexico manufacturing facilities. The distribution activities previously conducted at the Zevenaar, Netherlands and Reno, NV facilities will relocate to the Oklahoma City, OK distribution center or to third party distributors throughout Europe. The project is expected to cost approximately $5.5 million, including costs for impairment of long-lived assets, employee termination, contract termination, legal and consulting services, and relocation and retrofitting of plant assets. Costs of $5.3 million in 2012 reflect $3.7 million for impairment of long-lived assets, employee termination costs of $1.4 million and other associated costs of $0.2 million. As of December 31, 2012, a $1.5 million liability related to the project is included in Accrued Expenses. The remaining costs of $0.2 million are expected to be incurred in the first half of 2013.

        In addition to the above-noted exit and disposal costs, during the third quarter of 2012, the Company decided to abandon its flameless chafer product line within the CFSP segment. The abandonment of the product line resulted in a non-cash charge of $2.5 million in the third quarter of 2012 related to the impairment of prepaid royalties related to the product line.

Note 6—Stock-Based Compensation

        Stock-based compensation cost is recognized over the requisite service period, which generally equals the stated vesting period, unless the stated vesting period exceeds the date upon which an employee reaches retirement eligibility. Pre-tax stock-based compensation expense of $18.5 million, $15.7 million and $13.3 million was recognized for the years ended December 31, 2012, 2011 and 2010, respectively. Pre-tax stock-based compensation for 2011 includes $2.6 million of expense related to the modification of vesting and termination provisions of certain stock options, restricted share awards and performance shares for senior management severance.

Notes to Consolidated Financial Statements (Continued)

Note 6—Stock-Based Compensation (Continued)

  2008 Executive Incentive Program

        The Company maintains an Executive Incentive Program (the "Program") for executives and certain other employees of the Company and its operating divisions and subsidiaries. The Program was approved by shareholders on April 20, 2004. The Program allows for awards to eligible employees of stock options, restricted stock, stock appreciation rights, performance shares and units or other awards based on Company common stock. At December 31, 2012, 3,532,963 shares were available for grant under this plan, of which 892,305 were available for the issuance of restricted and performance share awards.

  2005 Nonemployee Director Equity Plan

        The Company also maintains the Nonemployee Director Equity Plan (the "Plan") for members of its Board of Directors, with the same terms and conditions as the Program. At December 31, 2012, 279,058 shares were available for grant under this plan. Members of the Board of Directors that receive stock-based compensation are treated as employees for accounting purposes.

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

        For 2012, 2011 and 2010 share-based compensation expense related to stock options was as follows:

	Years Ended December 31
(in millions, except per share amounts)	2012	2011	2010
Pre-tax compensation expense	$7.5	$6.6	$5.3
After-tax compensation expense	$4.7	$4.1	$3.6
Impact on diluted EPS	$0.07	$0.07	$0.06

        Unrecognized compensation cost related to stock options of $4.2 million at December 31, 2012 is to be recognized over a weighted average period of 1.6 years.

        Excess income tax benefits related to share-based compensation expense that must be recognized directly in equity are considered financing cash flows. The amount of financing cash flows for these benefits was $11.7 million, $3.2 million and $1.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

        The Company utilizes the Black-Scholes-Merton ("BSM") option pricing model to determine the fair value of its stock option awards. The BSM relies on certain assumptions to estimate an options fair

Notes to Consolidated Financial Statements (Continued)

Note 6—Stock-Based Compensation (Continued)

value. The weighted average assumptions used in the determination of fair value for stock option awards in 2012, 2011, and 2010 are as follows:

	Years Ended December 31
	2012	2011	2010
Expected dividend yield	1.5%	1.7%	1.9%
Expected life in years	5.78	5.76	5.75
Expected volatility	36.0%	32.0%	32.7%
Risk-free interest rate	0.9%	2.2%	2.7%
Weighted average fair value	$14.57	$10.61	$9.70

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

        Stock option activity under the Company's stock option awards for 2012, 2011 and 2010 was as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2009	4,155,470	$29.09
Options granted	610,020	34.05
Options exercised	(325,883)	24.68
Options forfeited	(204,304)	24.32

Outstanding at December 31, 2010	4,235,303	$30.38
Options granted	637,255	38.23
Options exercised	(552,639)	27.61
Options forfeited	(227,404)	29.13

Outstanding at December 31, 2011	4,092,515	$32.05
Options granted	488,805	49.58
Options exercised	(1,265,768)	28.45
Options forfeited	(90,421)	39.67

Outstanding at December 31, 2012	3,225,131	$35.88

        The weighted-average grant-date fair value of options granted during the years ended December 31, 2012, 2011 and 2010 was $7.1 million, $6.7 million and $5.7 million, respectively.

        The total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was approximately $31.1 million, $11.0 million and $4.4 million, respectively. The weighted average contractual term of options outstanding at December 31, 2012, 2011 and 2010 was 6.21, 6.56 and 6.89 years, respectively.

        At December 31, 2012, 2011 and 2010, 2,203,107, 2,642,842 and 2,480,302 options were exercisable, with a weighted average exercise price of $32.47, $32.95 and $33.24, respectively. The weighted average

Notes to Consolidated Financial Statements (Continued)

Note 6—Stock-Based Compensation (Continued)

contractual term of options exercisable at December 31, 2012 and 2011 was 5.05 and 5.53 years, respectively.

        The aggregate intrinsic value of options outstanding and exercisable at December 31, 2012 and 2011 was $37.8 million and $44.6 million, respectively. The total fair value of options vested during the year ended December 31, 2012, 2011 and 2010 was $6.0 million, $6.0 million and $3.0 million, respectively.

  Restricted Stock Awards

        Restricted stock awarded under the Program is generally released to the recipient after a period of three years; however, 56,700 shares awarded to executive management in February 2008 vest ratably over five years. The number and weighted average grant-date fair value of restricted shares issued in each of the last three years was as follows: in 2012 85,990 awards were granted at a weighted average fair value of $49.60; in 2011, 111,685 awards were granted at a weighted average fair value of $38.31; and in 2010, 101,785 awards were granted at a weighted average fair value of $34.21. Compensation expense related to restricted stock awards of $5.0 million, $5.2 million and $5.6 million were recognized for the years ended December 31, 2012, 2011 and 2010, respectively. Unrecognized compensation cost related to restricted stock awards of $3.6 million at December 31, 2012 is to be recognized over a weighted average period of 1.72 years.

        The following represents activity related to restricted stock for the years ended December 31, 2012, 2011 and 2010:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2009	625,570	$29.07
Shares granted	101,785	34.21
Shares vested	(94,790)	40.87
Shares forfeited	(7,925)	30.59

Outstanding at December 31, 2010	624,640	$28.10

Shares granted	111,685	38.31
Shares vested	(188,195)	34.80
Shares forfeited	(19,555)	20.33

Outstanding at December 31, 2011	528,575	$27.83

Shares granted	85,990	49.60
Shares vested	(305,850)	21.82
Shares forfeited	(24,480)	12.18

Outstanding at December 31, 2012	284,235	$25.99

  Performance Share Awards

        The Company granted 85,990, 109,075 and 101,785 performance share awards in the years ended December 31, 2012, 2011 and 2010, respectively. The performance shares vest based on the employee rendering three years of service to the Company, and the attainment of a market condition over the

Notes to Consolidated Financial Statements (Continued)

Note 6—Stock-Based Compensation (Continued)

performance period, which is based on the Company's relative total shareholder return versus the S&P Midcap 400 Index® over a pre-determined time period as determined by the Compensation Committee of the Board of Directors. The grant date fair value of the 2012, 2011 and 2010 performance shares of $69.76, $53.95 and $50.36, respectively, was estimated using a Monte-Carlo simulation approach based on a three year measurement period. Such approach entails the use of assumptions regarding the future performance of the Company's stock and those of the peer group of companies. Those assumptions include expected volatility, risk-free interest rates, correlation coefficients and dividend reinvestment. Dividends accrue on the performance shares during the performance period and are to be paid in cash based upon the number of awards ultimately earned.

        The Company expenses the compensation cost associated with the performance awards on a straight-line basis over the vesting period of three years. In the years ended December 31, 2012, 2011 and 2010, the Company recognized approximately $6.2 million, $3.8 million and $1.6 million, respectively, of compensation cost related to the performance share awards. Unrecognized compensation cost related to the performance share awards was approximately $5.0 million, $5.6 million and $3.5 million at December 31, 2012, 2011 and 2010 and will be recognized in current income in equal installments over the remaining years. For purposes of determining diluted earnings per share, the performance share awards are considered contingently issuable shares and are included in diluted earnings per share based upon the number of shares that would have been awarded had the conditions at the end of the reporting period continued until the end of the performance period. See Note 8 for further information regarding earnings per share computations.

        The following represents activity related to performance shares for the years ended December 31, 2012, 2011 and 2010:

	Number of Performance Units	2012 Awards	2011 Awards	2010 Awards
Outstanding at December 31, 2009	—	—	—	—
Units granted	101,785	—	—	101,785
Units forfeited	(2,950)	—	—	(2,950)

Outstanding at December 31, 2010	98,835	—	—	98,835

Units granted	109,075	—	109,075	—
Units forfeited	(10,255)	—	(6,135)	(4,120)

Outstanding at December 31, 2011	197,655	—	102,940	94,715

Units granted	172,375	85,990	—	86,385
Units vested and issued	(90,832)	—	—	(90,832)
Units vested and deferred	(24,388)	—	—	(24,388)
Units forfeited	(24,080)	(6,650)	(9,100)	(8,330)

Outstanding at December 31, 2012	230,730	79,340	93,840	57,550

        The Company's relative total shareholder return versus companies in the S&P Midcap 400 Index® over the period covered by the 2010 awards resulted in participants earning an additional 86,385 of shares under the plan.

Notes to Consolidated Financial Statements (Continued)

Note 6—Stock-Based Compensation (Continued)

  Deferred Compensation

        Certain employees are eligible to participate in the Company's Non-qualified Deferred Compensation Plan (the "Deferred Compensation Plan"). In addition to the ability to defer a portion of their cash compensation, participants may elect to defer all or part of their stock-based compensation. Company stock held for future issuance of vested awards is classified as Deferred compensation equity in the Consolidated Balance Sheets and is recorded at grant date fair value.

Note 7—Income Taxes

        A summary of pre-tax income from U.S. and non U.S. operations is as follows:

In millions	2012	2011	2010
Continuing operations
U.S. domestic	$349.6	$216.3	$168.6
Foreign	49.2	37.6	19.2

Total pre-tax income from continuing operations	398.8	253.9	187.8

Discontinued operations
U.S. domestic	2.9	(1.0)	10.9
Foreign	—	(1.5)	5.4

Total pre-tax income from discontinued operations	2.9	(2.5)	16.3

Total pre-tax income	$401.7	$251.4	$204.1

        The provision for income taxes from continuing operations is as follows:

In millions	2012	2011	2010
Current expense
Federal and State	$130.7	$59.8	$46.5
Foreign	15.8	13.2	2.0

Total current expense	146.5	73.0	48.5

Deferred expense (benefit)
Federal and State	(10.6)	4.1	7.8
Foreign	(4.4)	(5.1)	0.9

Total deferred expense (benefit)	(15.0)	(1.0)	8.7

Total tax expense	$131.5	$72.0	$57.2

Notes to Consolidated Financial Statements (Continued)

Note 7—Income Taxes (Continued)

        A reconciliation of the tax provision for continuing operations computed at the U.S. federal statutory rate to the actual tax provision is as follows:

In millions	2012	2011	2010
Taxes at the 35% U.S. statutory rate	$139.6	$88.8	$65.7
State and local taxes, net of federal income tax benefit	7.2	4.4	4.0
Benefit of foreign earnings taxed at lower rates	(4.8)	(3.3)	(3.1)
Benefit for domestic manufacturing deduction	(10.9)	(7.8)	(4.7)
Benefits from state tax planning	—	—	(1.9)
Impact of actual and deemed foreign dividends	1.0	(5.0)	—
Change in valuation allowance	(3.6)	(1.7)	—
Other, net	3.0	(3.4)	(2.8)

Tax expense	$131.5	$72.0	$57.2

Effective income tax rate on continuing operations	33.0%	28.4%	30.5%

        Cash payments for income taxes, net of refunds, were $100.8 million, $73.5 million and $74.3 million in 2012, 2011 and 2010, respectively.

        Deferred tax assets (liabilities) at December 31 related to the following:

In millions	2012	2011
Extended warranties	$18.8	$18.8
Product liability reserves	4.5	4.9
Inventory reserves	13.9	10.5
Doubtful receivables	4.6	4.1
Employee benefits	30.4	29.6
Foreign loss carryforwards	8.7	10.0
Deferred state tax attributes	14.7	14.8
Other, net	3.1	4.9

Gross deferred assets	98.7	97.6

Valuation allowances	(10.3)	(13.9)

Deferred tax assets after valuation allowances	$88.4	$83.7

Depreciation	(78.3)	(77.9)
Amortization	(55.6)	(70.5)
Acquired Identifiable Intangibles	(140.0)	(126.4)

Gross deferred liabilities	(273.9)	(274.8)

Net deferred tax liabilities	$(185.5)	$(191.1)

        In assessing whether deferred tax assets associated with temporary book to tax basis differences are realizable, the Company considers if it is more likely than not that the future tax deductible items will be utilized to offset future taxable income. In regards to its deductible temporary differences, other than its net operating loss carryforwards, the Company has analyzed historical levels of taxable income as well as projections of future taxable income and believes that the benefit of the future tax deductions will be realized.

Notes to Consolidated Financial Statements (Continued)

Note 7—Income Taxes (Continued)

        Assessment as to whether deferred tax assets related to net operating losses are realizable is dependent upon whether it is more likely than not that sufficient taxable income to utilize the losses will be generated in the appropriate jurisdiction prior to their expiration. At December 31, 2012 the Company had no significant carryforwards for U.S. federal tax purposes but had a deferred tax asset for state tax loss carryforwards of approximately $10.9 million and tax loss carryforwards in foreign jurisdictions of approximately $8.7 million. The Company believes that it is likely that certain of the state tax losses will expire unused and therefore has established a valuation allowance of approximately $5.8 million against the deferred tax assets associated with these carryforwards. Likewise, the Company believes that it is likely that certain of the foreign tax losses will expire unused and therefore has established a valuation allowance of approximately $4.5 million against the deferred tax assets associated with these carryforwards. Although realization is not assured for the remaining deferred tax assets, the Company believes that future taxable earnings and tax planning strategies will generate sufficient income to fully utilize the losses.

        The prior year balances in the table above have been adjusted to include $8.1 million of deferred tax assets related to state loss carryforwards and a related valuation allowance of $8.1 million. At December 31, 2011 these items were reported on a net rather than gross basis. As adjusted, the table above reflects that at December 31, 2011 the Company had a deferred tax asset for state tax loss carryforwards of approximately $10.8 million and tax loss carryforwards in foreign jurisdictions of approximately $10.0 million. Based on the assessment that it was likely that certain of the losses would expire unused, a valuation allowance of approximately $13.9 million was appropriate.

        Deferred tax assets and (liabilities) are classified as current or long-term consistent with the classification of the asset or liability to which the difference relates. Foreign deferred tax assets and (liabilities) are grouped separately from U.S. domestic assets and (liabilities).

        Deferred tax assets and (liabilities) are included in the balance sheet as follows:

In millions	2012	2011
Deferred income taxes	$43.1	$51.3
Other long-term assets	6.9	—
Other long-term liabilities	(235.5)	(242.4)

Net deferred tax liabilities	$(185.5)	$(191.1)

        The Company is not required to provide U.S. federal or state income taxes on the cumulative undistributed earnings of foreign subsidiaries when such earnings are considered indefinitely reinvested. The Company reconsiders this assertion quarterly.

        Generally the Company considers all foreign earnings to be of a permanent investment nature. However, in late 2010 the Company acquired several foreign subsidiaries with unremitted earnings. During 2011 the Company determined that repatriation of significantly all of the unremitted earnings of the acquired Italian subsidiary would be advantageous for both treasury and tax reasons. At that time the accumulated earnings were repatriated, and the Company provided for the associated tax expense and related tax benefits from foreign tax credits. The total dividend remitted in 2011 was $79.3 million, and the 2011 net tax impact of the repatriation was a tax benefit of $4.2 million. As part of the same tax planning strategy, the Company determined it would be advantageous for tax reasons to remit a portion of the 2012 earnings. Therefore, during 2012 approximately $4.0 million of the

Notes to Consolidated Financial Statements (Continued)

Note 7—Income Taxes (Continued)

current year Italian earnings were repatriated. The Company does not intend to repatriate any further earnings of the Italian subsidiary.

        At December 31, 2012, the Company intends to permanently reinvest abroad all of the earnings of its foreign subsidiaries. The Company has identified appropriate long term uses for such earnings outside the United States, considers the unremitted earnings to be indefinitely reinvested, and accordingly has made no provision for federal or state income or withholding taxes on such earnings. It is not practicable to calculate the unrecognized deferred tax liability on the unremitted earnings.

        Unrepatriated earnings for the years ended December 31 were as follows:

In millions	2012	2011	2010
Indefinitely reinvested	$300.5	$266.9	$281.8
Not indefinitely reinvested	—	0.9	—

Total	$300.5	$267.8	$281.8

        Unrecognized tax benefits reflect the difference between the tax benefits of positions taken or expected to be taken on income tax returns and the tax benefits that meet the criteria for current recognition in the financial statements. The Company periodically assesses its unrecognized tax benefits.

        A summary of the movement in unrecognized tax benefits is as follows:

In millions	2012	2011	2010
Balance at January 1	$9.6	$13.1	$15.1
Additions based on tax positions related to current year	1.5	1.8	3.8
Additions related to purchase accounting	1.6	(2.8)	0.7
Reductions for tax positions of prior years	(0.4)	0.2	(3.8)
Reductions due to statute of limitations	(2.4)	(2.6)	(2.5)
Reductions due to settlements	(0.6)	(0.1)	(0.2)

Balance at December 31	$9.3	$9.6	$13.1

        If the unrecognized tax benefits as of December 31, 2012 were to be recognized, approximately $6.3 million would impact the Company's effective tax rate.

        The Company classifies and reports interest and penalties associated with unrecognized tax benefits as a component of the income tax provision on the Consolidated Statements of Earnings and Comprehensive Income, and as a long-term liability on the Consolidated Balance Sheets. The total amount of such interest and penalties accrued, but excluded from the table above, at the years ending 2012, 2011 and 2010 were $1.3 million, $1.8 million and $2.3 million respectively.

        The Company is subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. During the year the Company has worked with the IRS to substantially complete its compliance assurance process for the 2011 tax year. The Company is currently working with the IRS to complete its compliance assurance audit for the 2012 tax year and expects conclusion of the process within the next twelve months. Any impact on the results of the Company's operations is not expected to be material.

        Generally state income tax returns are subject to examination for a period of three to five years after filing. Substantially all material state tax matters have been concluded for tax years through 2007.

Notes to Consolidated Financial Statements (Continued)

Note 7—Income Taxes (Continued)

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

Note 8—Earnings Per Share

        The Company's unvested restricted shares and restricted stock units contain nonforfeitable rights to dividends and, therefore, are considered participating securities for purposes of computing earnings per share pursuant to the two-class method. The computation below of earnings per share excludes the income attributable to the unvested restricted shares and restricted stock units from the numerator and excludes the dilutive impact of those underlying shares from the denominator. Stock options are included in the calculation of diluted earnings per share utilizing the treasury stock method and performance share awards are included in the calculation of diluted earnings per share using the contingently issuable method. Neither is considered to be participating securities as they do not contain non-forfeitable dividend rights.

Notes to Consolidated Financial Statements (Continued)

Note 8—Earnings Per Share (Continued)

        The following reflects the Income from continuing operations and share data used in the basic and diluted earnings per share computations using the two-class method:

In millions, except share and per share amounts	2012	2011	2010
Numerator:
Income from continuing operations	$267.3	$181.9	$130.6
Less: dividends declared—common stock outstanding, unvested restricted shares and restricted share units	(48.0)	(43.5)	(40.6)

Undistributed earnings	219.3	138.4	90.0
Percent allocated to common shareholders(1)	99.4%	99.0%	98.9%

	218.1	137.1	89.0
Add: dividends declared—common stock	47.7	43.1	40.2

Numerator for basic and diluted EPS	$265.8	$180.2	$129.2

Denominator (in thousands):
Denominator for basic EPS: weighted-average common shares outstanding	62,513	61,457	60,901
Effect of dilutive securities:
Performance awards	399	318	92
Stock options	698	720	599

Denominator for diluted EPS: adjusted weighted average common shares outstanding and assumed conversion	63,610	62,495	61,592

Per share income from continuing operations:
Basic	$4.25	$2.93	$2.12

Diluted	$4.18	$2.88	$2.10

(1)	Basic weighted-average common shares outstanding	62,513	61,457	60,901
	Basic weighted-average common shares outstanding, unvested restricted shares expected to vest and restricted share units	62,871	62,047	61,578

	Percent allocated to common shareholders	99.4%	99.0%	98.9%

Notes to Consolidated Financial Statements (Continued)

Note 8—Earnings Per Share (Continued)

        To calculate earnings per share for the Income (loss) from discontinued operations and for Net income, the denominator for both basic and diluted earnings per share is the same as used in the above table. The Income (loss) from discontinued operations and the Net income were as follows:

In millions, except share amounts	2012	2011	2010
Income (loss) from discontinued operations attributable to common shareholders for basic and diluted earnings per share	$2.9	$(1.6)	$14.8
Net income attributable to common shareholders for basic and diluted earnings per share	$268.6	$178.6	$144.0
Antidilutive stock options excluded from EPS calculation(1)	—	200.0	715.0

(1)
Represents stock options excluded from the calculation of diluted earnings per share as such options had exercise prices in excess of the weighted-average market price of the Company's common stock during these periods. Amounts in thousands.

Note 9—Fair Value Measurements

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

Notes to Consolidated Financial Statements (Continued)

Note 9—Fair Value Measurements (Continued)

  Recurring Measurements

        The fair value of the Company's financial assets and liabilities measured at fair value on a recurring basis were as follows:

In millions	Balance at December 31, 2012	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Cash and cash equivalents	$112.5	$112.5	$—	$—
Short-term investments	0.6	0.6	—	—
Commodity swap agreements	0.1	—	0.1	—
Foreign currency forward contracts	0.3	—	0.3	—

Total assets measured at fair value	$113.5	$113.1	$0.4	$—

Contingent consideration	$9.9	$—	$—	$9.9

Total liabilities measured at fair value	$9.9	$—	$—	$9.9

        Cash and cash equivalents include $1.6 million of money market accounts for the Company's Deferred Compensation Plan. Short-term investments of $0.6 million at December 31, 2012 consist of investments held in mutual funds for the Company's Deferred Compensation Plan and are classified in the consolidated balance sheet at December 31, 2012 in Prepaid expenses and other current assets.

        Commodity swap agreements at December 31, 2012 relate to swap agreements held for purposes of mitigating the Company's exposure to fluctuations in the prices of silver and copper, which are key raw materials within the Interconnect Technologies segment. Such swaps are valued using third-party valuation models that measure fair value using observable market inputs such as forward prices and spot prices of the underlying commodities. Based on these inputs, the derivative assets and liabilities are classified within Level 2 of the valuation hierarchy. The Company has not designated these swaps as cash flow hedges and, accordingly, recognizes associated changes in fair value of the swaps through Other income (expense). The fair value of these swaps is recorded within Other accounts receivable in the consolidated balance sheet as of December 31, 2012 as none of the swap terms exceed one year from the balance sheet date.

        Foreign exchange forward contracts at December 31, 2012 relate to contracts held for purposes of mitigating the Company's exposure to fluctuations in foreign exchange rates, resulting from assets or liabilities that are held by certain of its operating subsidiaries in currencies other than the subsidiary's functional currency. Such forward contracts are valued at fair value using observable market inputs such as forward prices and spot prices of the underlying exchange rate pair. Based on these inputs, the derivative assets and liabilities are classified within Level 2 of the valuation hierarchy. The Company has not designated these forward contracts as cash flow hedges and, accordingly, recognizes associated changes in fair value of the forwards through Other income (expense). The fair value of these contracts is recorded within Other current assets in the consolidated balance sheet as of December 31, 2012 as none of the contract terms exceed one year from the balance sheet date.

        Contingent consideration represents fair value of the earn-out associated with the purchase of PDT. The earn-out will be based on PDT's earnings before interest, taxes, depreciation and amortization ("EBITDA") for the year ending December 31, 2014 and factors included in the purchase

Notes to Consolidated Financial Statements (Continued)

Note 9—Fair Value Measurements (Continued)

agreement. The fair value of €7.5 million, or $9.9 million, at December 31, 2012 represents the present value of the most likely earn-out. The increase in fair value versus December 31, 2011 primarily reflects an increase in expected earnings of PDT in 2014. The Company expects that the actual payout will be between $6.9 million and $12.5 million, based on the Euro/USD exchange rate at December 31, 2012. Settlement of the contingent consideration is expected to occur in June 2015. See Note 3 for further information regarding the PDT acquisition.

In millions	Balance at December 31, 2011	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Cash and cash equivalents	$74.7	$74.7	$—	$—
Short-term investments	0.6	0.6	—	—

Total assets measured at fair value	$75.3	$75.3	$—	$—

Contingent consideration	5.2	—	—	5.2

Total liabilities measured at fair value	$5.2	$—	$—	$5.2

        Short-term investments of $0.6 million at December 31, 2011 consist of investments held in mutual funds for the Company's Deferred Compensation Plan and are classified in the consolidated balance sheet at December 31, 2011 in Prepaid expenses and other current assets. Contingent consideration represents fair value of the earn-out associated with the purchase of PDT.

        See Note 14 regarding the fair value of the Company's Borrowings and Note 15 regarding fair value measurements related to the Company's Retirement Plans.

  Non-Recurring Measurements

        During the year ended December 31, 2012, the FoodService Products segment measured long-lived assets on a non-recurring basis at certain facilities resulting in an impairment charge of $3.5 million, which was included in Other expense (income). These measurements were based on fair value determination of certain long-lived assets within the FoodService Products segment using Level 3 inputs. See Note 5 for information regarding asset impairment within the FoodService Products segment.

        During the years ended December 31, 2011 and 2010, there were no non-recurring fair value measurements subsequent to initial recognition. See Note 3 for information regarding assets acquired and liabilities assumed in the Thermax/Raydex, Hertalan, Tri-Star, PDT and Hawk acquisitions measured at fair value during the initial measurement period.

Notes to Consolidated Financial Statements (Continued)

Note 10—Inventories

        At December 31, 2012, inventories included assets acquired from Thermax/Raydex recorded at estimated fair value based on preliminary valuation studies and inventories at December 31, 2011 include assets acquired from Tri-Star recorded at estimated fair value based on preliminary valuation. See Note 3 for further information regarding these acquisitions.

        The components of inventories at December 31 are as follows:

In millions	December 31, 2012	December 31, 2011
Finished goods	$340.0	$308.7
Work-in-process	55.8	56.7
Raw materials	169.3	179.8
Capitalized variances	8.6	30.2
Reserves	(35.7)	(33.8)

	538.0	541.6
Inventories associated with assets held for sale	—	(2.6)

Inventories	$538.0	$539.0

Note 11—Property, Plant and Equipment

        The components of property, plant and equipment at December 31 are as follows:

In millions	2012	2011
Land	$45.8	$36.5
Buildings and leasehold improvements	311.9	276.3
Machinery and equipment	845.2	790.1
Projects in progress	69.9	38.6

	1,272.8	1,141.5
Accumulated depreciation	(635.7)	(577.4)
Property, plant and equipment, net, associated with assets held for sale	—	(3.8)

Property, plant and equipment, net	$637.1	$560.3

        At December 31, 2012, property, plant and equipment includes assets acquired from Thermax/Raydex and Hertalan recorded at estimated fair value based on preliminary valuation studies and property, plant and equipment at December 31, 2011 includes assets acquired from Tri-Star and PDT recorded at estimated fair value based on preliminary valuation studies. See Note 3 for further information regarding these acquisitions.

        During 2012, 2011 and 2010, the Company capitalized interest in the amount of $1.8 million, $1.3 million and $1.7 million, respectively.

Notes to Consolidated Financial Statements (Continued)

Note 12—Goodwill and Other Intangible Assets

        The changes in the carrying amount of goodwill for the years ended December 31, 2012 and 2011 are as follows:

In millions	Construction Materials	Transportation Products	Brake and Friction	Interconnect Technologies	FoodService Products	Disc. Ops	Total
Balance at January 1, 2011
Goodwill	$86.3	$155.5	$231.6	$188.9	$60.3	$47.4	$770.0
Accumulated impairment losses	—	(55.5)	—	—	—	(47.4)	(102.9)

	86.3	100.0	231.6	188.9	60.3	—	667.1
Goodwill acquired during year	29.8	—	—	156.7	—	—	186.5
Measurement period adjustments	—	—	(4.9)	—	—	—	(4.9)
Currency translation	(3.5)	—	—	—	—	—	(3.5)

Goodwill	$112.6	$155.5	$226.7	$345.6	$60.3	$47.4	$948.1
Accumulated impairment losses	—	(55.5)	—	—	—	(47.4)	(102.9)

Balance at December 31, 2011	112.6	100.0	226.7	345.6	60.3	—	845.2
Goodwill acquired during year	13.5	—	—	100.9	—	—	114.4
Measurement period adjustments	0.6	—	—	(1.8)	—	—	(1.2)
Currency translation	0.5	—	—	(0.1)	—	—	0.4

Goodwill	127.2	155.5	226.7	444.6	60.3	47.4	1,061.7
Accumulated impairment losses	—	(55.5)	—	—	—	(47.4)	(102.9)

Balance at December 31, 2012	$127.2	$100.0	$226.7	$444.6	$60.3	$—	$958.8

        On December 17, 2012, the Company acquired Thermax/Raydex for a total purchase price of $265.5 million, net of $0.1 million cash acquired. The resulting preliminary goodwill recorded of $100.9 million was allocated to the Interconnect Technologies reporting unit. See Note 3 for further information regarding this acquisition.

        On March 9, 2012, the Company acquired Hertalan for a total purchase price of €37.3 million, or $48.9 million, net of €0.1 million, or $0.1 million, cash acquired. The resulting preliminary goodwill recorded of $13.5 million was allocated to the Construction Materials reporting unit. See Note 3 for further information regarding this acquisition.

        On December 2, 2011, the Company acquired Tri-Star for an initial total purchase price of $284.4 million, net of $4.5 million cash acquired. The resulting preliminary goodwill recorded of $156.7 million was allocated to the Interconnect Technologies segment. Measurement period adjustments, including a $0.4 million increase in the total purchase price due to a working capital adjustment, during the year ended December 31, 2012 resulted in a $1.8 million reduction to the preliminary goodwill of Tri-Star. See Note 3 for further information regarding this acquisition.

Notes to Consolidated Financial Statements (Continued)

Note 12—Goodwill and Other Intangible Assets (Continued)

        On August 1, 2011, the Company acquired PDT for a total purchase price of $111.0 million, net of $7.6 million cash acquired. The resulting revised preliminary goodwill recorded of $29.8 million was allocated to the Construction Materials segment. Measurement period adjustments during the year ended December 31, 2012 resulted in a $0.6 million increase to the preliminary goodwill of PDT. See Note 3 for further information regarding this acquisition.

        The Company's Other intangible assets, net at December 31, 2012, are as follows:

In millions	Acquired Cost	Accumulated Amortization	Net Book Value
Assets subject to amortization:
Patents	$133.2	$(20.0)	$113.2
Customer Relationships	441.4	(68.3)	373.1
Other	20.9	(9.7)	11.2
Assets not subject to amortization:
Trade names	120.0	—	120.0

Other intangible assets, net	$715.5	$(98.0)	$617.5

        The Company's Other intangible assets, net at December 31, 2011, are as follows:

In millions	Acquired Cost	Accumulated Amortization	Net Book Value
Assets subject to amortization:
Patents	$139.1	$(12.2)	$126.9
Customer Relationships	275.7	(47.8)	227.9
Other	20.4	(7.4)	13.0
Assets not subject to amortization:
Trade names	111.4	—	111.4

Other intangible assets, net	$546.6	$(67.4)	$479.2

        Estimated amortization expense over the next five years is as follows: $37.5 million in 2013, $37.3 million in 2014, $36.9 million in 2015, $36.0 million in 2016 and $36.0 million in 2017.

        The net carrying values of the Company's Other intangible assets by reportable segment are as follows:

In millions	December 31, 2012	December 31, 2011
Carlisle Construction Materials	$89.7	$71.8
Carlisle Transportation Products	2.7	2.7
Carlisle Brake & Friction	136.8	144.0
Carlisle Interconnect Technologies	353.4	222.8
Carlisle FoodService Products	34.9	37.9

Total	$617.5	$479.2

Notes to Consolidated Financial Statements (Continued)

Note 12—Goodwill and Other Intangible Assets (Continued)

        The acquired cost of the Company's customer relationship intangible assets by estimated useful life are as follows (in millions):

	Gross Balance as of December 31,
Estimated Useful Life (Years)	2012	2011
5	$13.7	$13.7
9	14.8	—
10	10.2	10.2
12	62.1	—
15	39.1	95.1
16	48.7	48.7
17	21.5	11.6
18	101.7	—
19	21.9	21.4
20	75.0	75.0
21	32.7	—

Total	$441.4	$275.7

        See Note 1 in these Notes to Consolidated Financial Statements for information regarding the valuation of goodwill and indefinite-lived intangible assets.

Note 13—Commitments and Contingencies

Leases

        The Company currently leases a portion of its manufacturing facilities, distribution centers and equipment, some of which include scheduled rent increases stated in the lease agreement generally expressed as a stated percentage increase of the minimum lease payment over the lease term. The Company currently has no leases that require rent to be paid based on contingent events nor has it received any lease incentive payments. Rent expense was $31.3 million, $26.5 million and $21.4 million in 2012, 2011 and 2010, respectively, inclusive of rent based on scheduled rent increases and rent holidays recognized on a straight-line basis. Future minimum payments under its various non-cancelable operating leases in each of the next five years are approximately $23.0 million in 2013, $19.1 million in 2014, $15.7 million in 2015, $12.8 million in 2016, $10.8 million in 2017 and $38.4 million thereafter.

Purchase Obligations

        Although the Company has entered into purchase agreements for certain key raw materials, there were no such contracts with a term exceeding one year in place at December 31, 2012.

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

Notes to Consolidated Financial Statements (Continued)

Note 13—Commitments and Contingencies (Continued)

        The Company has accrued approximately $24.1 million and $22.9 million related to workers' compensation claims at December 31, 2012 and 2011, respectively. At December 31, 2012, $7.1 million and $17.0 million are included in Accrued expenses and Other long-term liabilities, respectively, and at December 31, 2011, $6.3 million and $16.6 million were included in Accrued expenses and Other long-term liabilities, respectively, in the Consolidated Balance Sheet. The liability related to workers' compensation claims, both those reported to the Company and those incurred but not yet reported, is estimated based on actuarial estimates and loss development factors and the Company's historical loss experience.

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

        Generally, the Company has obtained dismissals or settlements of its asbestos-related lawsuits with no material effect on its financial condition, results of operations or cash flows. The Company maintains insurance coverage that applies to the Company's defense costs and payments of settlements or judgments in connection with asbestos-related lawsuits.

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

        At this time, the amount of reasonably possible additional asbestos claims, if any, is not material to the Company's financial position, results of operations or operating cash flows although these matters could result in the Company being subject to monetary damages, costs or expenses, and charges against earnings in particular periods.

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

Notes to Consolidated Financial Statements (Continued)

Note 13—Commitments and Contingencies (Continued)

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

Note 14—Borrowings

        As of December 31, 2012 and 2011 the Company's borrowings are as follows:

In millions	2012	2011
3.75% notes due 2022, net of unamortized discount of ($1.1)	$348.9	$—
5.125% notes due 2020, net of unamortized discount of ($0.9) and ($1.0) respectively	249.1	249.0
6.125% notes due 2016, net of unamortized discount of ($0.4) and ($0.5) respectively	149.6	149.5
Revolving credit facility	—	348.0
Industrial development and revenue bonds through 2018	4.5	5.5
Other, including capital lease obligations	0.4	10.4

Total long-term debt	752.5	762.4
Less current portion	—	(158.1)

Total long-term debt, net of current portion	$752.5	$604.3

  3.75% Notes Due 2022

        On November 20, 2012, the Company completed a public offering of $350.0 million of notes with a stated interest rate of 3.75% due November 15, 2022 (the "2022 Notes"). The 2022 Notes were issued at a discount of approximately $1.1 million, resulting in proceeds to the Company of approximately $348.9 million. The 2022 Notes are presented net of the related discount in Long-term debt in the consolidated balance sheet at December 31, 2012. Interest on the 2022 Notes will be paid each May 15 and November 15, commencing on May 15, 2013. The Company incurred costs to issue the 2022 Notes of approximately $2.9 million, inclusive of underwriters', credit rating agencies' and attorneys' fees and other costs. The issuance costs have been recorded in Other long-term assets in the consolidated balance sheet at December 31, 2012. Both the discount and the issuance costs will be amortized to interest expense over the life of the 2022 Notes.

        The 2022 Notes, in whole or in part, may be redeemed at the Company's option, plus accrued and unpaid interest, at any time prior to August 15, 2022 at a price equal to the greater of:

  •
  100% of the principal amount; or

  •
  The sum of the present values of the remaining scheduled payments of principal and interest discounted to the redemption date on a semi-annual basis at the Treasury Rate plus 35 basis points.

        The 2022 Notes may also be redeemed at any time after August 15, 2022, in whole or in part, at the Company's option at 100% of the principal amount, plus accrued and unpaid interest. Upon a

Notes to Consolidated Financial Statements (Continued)

Note 14—Borrowings (Continued)

change-in-control triggering event, the Company will be required to offer to repurchase the 2022 Notes at 101% of the principal amount, plus accrued and unpaid interest.

        The 2022 Notes are subject to the Company's existing indenture dated January 15, 1997 with Bank of New York Mellon, as trustee, and accordingly are subject to the same restrictive covenants and limitations as the Company's existing indebtedness. The 2022 Notes are general unsecured obligations of the Company and rank equally with the Company's existing and future unsecured and unsubordinated indebtedness. The 2022 Notes are subordinate to any existing or future debt or other liabilities of the Company's subsidiaries. At December 31, 2012, the principal amount of the Company's subsidiaries indebtedness was approximately $4.9 million.

  5.125% Notes Due 2020

        On December 9, 2010, the Company completed a public offering of $250.0 million of notes with a stated interest rate of 5.125% due December 15, 2020 (the "2020 Notes"). The 2020 Notes were issued at a discount of approximately $1.1 million, resulting in proceeds to the Company of approximately $248.9 million. The 2020 Notes are presented net of the related discount in Long-term debt in the consolidated balance sheet at December 31, 2012 and 2011. Interest on the 2020 Notes will be paid each June 15 and December 15, commencing on June 15, 2011. The Company incurred costs to issue the 2020 Notes of approximately $1.9 million, inclusive of underwriters', credit rating agencies' and attorneys' fees and other costs. The issuance costs have been recorded in Other long-term assets in the consolidated balance sheet at December 31, 2012 and 2011. Both the discount and the issuance costs will be amortized to interest expense over the life of the 2020 Notes. The proceeds were utilized to re-pay borrowings under the Company's Revolving Credit Facility that were used to finance the acquisition of Hawk.

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

        The 2020 Notes are subject to the Company's existing indenture dated January 15, 1997 with Bank of New York Mellon, as trustee, and accordingly are subject to the same restrictive covenants and limitations as the Company's existing indebtedness. The 2020 Notes are general unsecured obligations of the Company and rank equally with the Company's existing and future unsecured and unsubordinated indebtedness. The 2020 Notes are subordinate to any existing or future debt or other liabilities of the Company's subsidiaries. At December 31, 2012, the principal amount of the Company's subsidiaries indebtedness was approximately $4.9 million.

Notes to Consolidated Financial Statements (Continued)

Note 14—Borrowings (Continued)

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

        At December 31, 2012, the Company had $600.0 million available under its Amended Credit Agreement. The average interest rate of the Company's revolving credit facilities for 2012 and 2011 was 1.30% and 0.84%, respectively.

        The Company also maintains an uncommitted line of credit of which $45.0 million and $35.0 million was available for borrowing as of December 31, 2012 and 2011, respectively. The average interest rate on the uncommitted line was 1.58% for 2012 and 1.50% for 2011.

        As of December 31, 2012, the Company had outstanding issued letters of credit amounting to $31.8 million. Letters of credit are issued primarily to provide security under insurance arrangements and certain borrowings. Letters of credit were previously issued under the Company's revolving credit facility and reduced the amount available for borrowings under the facility. Currently, the Company's

Notes to Consolidated Financial Statements (Continued)

Note 14—Borrowings (Continued)

letters of credit are issued separately from its revolving credit facility and do not affect borrowing availability under the credit facility.

  Industrial Development and Revenue Bonds

        The industrial development and revenue bonds are collateralized by letters of credit, Company guarantees and/or by the facilities and equipment acquired through the proceeds of the related bond issuances. The weighted average interest rates on the revenue bonds for 2012 and 2011 were 1.22% and 1.12%, respectively. The Company estimates the fair value of its industrial development and revenue bonds approximates their carrying value.

  Covenants and Limitations

        Under the Company's various debt and credit facilities, the Company is required to meet various restrictive covenants and limitations, including certain net worth, cash flow ratios and limits on outstanding debt balances held by certain subsidiaries. The Company was in compliance with all covenants and limitations in 2012 and 2011.

  Other Matters

        Cash payments for interest were $25.7 million in 2012, $23.0 million in 2011, and $9.3 million in 2010. Interest expense, net is presented net of interest income of $0.5 million in 2012, $0.5 million in 2011, and $0.3 million in 2010.

        Regarding the Company's long-term debt, $150.0 million (excluding unamortized discount of $0.4 million) matures in 2016, $4.5 million matures in 2018, $250 million (excluding unamortized discount of $0.9 million) matures in 2020, and $350.0 million (excluding unamortized discount of $1.1 million) matures in 2022.

        At December 31, 2012, the fair value of the Company's par value $350 million, 3.75% senior notes due 2022, $250 million, 5.125% senior notes due 2020, and par value $150 million, 6.125% senior notes due 2016, using the Level 2 inputs, is approximately $355.4 million, $275.3 and $171.5 million, respectively. Fair value is estimated based on current yield rates plus the Company's estimated credit spread available for financings with similar terms and maturities. The Company estimates that the fair value of amounts outstanding under the revolving credit facility approximates their carrying value.

Note 15—Retirement Plans

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

        Included in Accumulated other comprehensive income, net of tax at December 31, 2012, are the following amounts that have not yet been recognized in net periodic pension costs: unrecognized actuarial losses of $50.4 million ($31.4 million, net of tax) and unrecognized prior service cost of $1.7 million ($1.1 million, net of tax). The prior service cost and actuarial loss included in Accumulated

Notes to Consolidated Financial Statements (Continued)

Note 15—Retirement Plans (Continued)

other comprehensive income and expected to be recognized in net periodic pension cost during the year ended December 31, 2013, are $0.3 million cost ($0.2 million cost, net of tax) and $5.3 million ($3.3 million, net of tax) respectively.

        The reconciliation of the beginning and ending balances of the projected pension benefit obligation, the fair value of the plan assets and the ending accumulated benefit obligation are as follows:

In millions	2012	2011
Funded status
Projected benefit obligation
Beginning of year	$214.8	$214.2
Change in benefit obligation:
Service cost	4.7	5.2
Interest cost	9.8	10.7
Plan amendments	—	1.4
Actuarial loss	6.5	4.0
Foreign Currency	—	(0.1)
Benefits paid	(28.5)	(20.6)

End of year	207.3	214.8

Fair value of plan assets
Beginning of year	211.7	202.4
Change in plan assets:
Actual return on plan assets	21.2	24.6
Company contributions	5.2	5.3
Benefits paid	(28.5)	(20.6)

End of year	209.6	211.7

(Unfunded) funded status end of year	$2.3	$(3.1)

Accumulated benefit obligation at end of year	$202.3	$211.1

        The accumulated benefit obligation differs from the projected pension benefit obligation in that it includes no assumption about future compensation levels. The Company's net funded status at December 31, 2012 includes approximately $18.4 million related to the Company's executive supplemental and director defined benefit pension plans. The executive supplemental and director defined benefit plans have no plan assets and the Company is not required to fund the obligations. The U.S. plans required to be funded by the Company were fully funded at December 31, 2012.

Notes to Consolidated Financial Statements (Continued)

Note 15—Retirement Plans (Continued)

        The fair value of the plans' assets at December 31, 2012 and 2011 by asset category are as follows:

Fair Value Measurements at December 31, 2012

Asset Category (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Mutual funds:
Equity mutual funds(1)	$24.6	$1.5	$—	$26.1
Fixed income mutual funds(2)	174.3	9.2	—	183.5

Total	$198.9	$10.7	$—	$209.6

Fair Value Measurements at December 31, 2011

Asset Category (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Mutual funds:
Equity mutual funds(1)	$25.2	$1.5	$—	$26.7
Fixed income mutual funds(2)	176.1	8.9	—	185.0

Total	$201.3	$10.4	$—	$211.7

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

Notes to Consolidated Financial Statements (Continued)

Note 15—Retirement Plans (Continued)

        The net asset (liability) consists of the following amounts recorded on the Company's balance sheet at December 31, 2012 and 2011:

In millions	2012	2011
Noncurrent assets	$22.6	$13.1
Current liabilities	(1.0)	(1.1)
Noncurrent liabilities	(19.3)	(15.1)

Asset (liability) at end of year	$2.3	$(3.1)

        The Company made contributions of $5.2 million to the pension plans during 2012, of which $1.1 million was contributed to the Company's executive supplemental and director defined benefit pension plans in the form of participant benefits as these plans have no plan assets. No minimum contributions to the pension plans are required in 2012. However, during 2013 the Company expects to pay approximately $1.1 million in participant benefits under the executive supplemental and director plans. In light of the plans' funded status, the Company expects to make discretionary contributions between $0 and $4 million to its other pension plans in 2013.

        Components of net periodic benefit cost for the years ended December 31 are as follows:

In millions	2012	2011	2010
Service cost	$4.7	$5.2	$5.4
Interest cost	9.8	10.7	9.5
Expected return on plan assets	(14.1)	(14.7)	(12.8)
Settlement cost	5.6	—	—
Foreign Currency	—	(0.1)	—
Amortization of unrecognized net loss	4.9	4.6	2.6
Amortization of unrecognized prior service credit	0.1	(0.1)	(0.1)

Net periodic benefit cost	$11.0	$5.6	$4.6

        During the fourth quarter 2012, the Company offered certain former employees who participate in the Company's core pension plan the option to receive a one-time lump sum payment equal to the present value of the participant's pension benefit. A total of $15.0 million in lump sum distributions were paid under this offer, which ended during the fourth quarter of 2012. Under Financial Accounting Standards Board ("FASB") Accounting Standard Codification ("ASC") 715, Compensation-Retirement Benefits, a portion of the unrecognized actuarial loss in Accumulated Other Comprehensive Income was recognized into earnings as the amount of total lump sum payments from the Company's core pension plan during 2012 exceeded the plan's service and interest cost during the year. As a result, the Company remeasured the plan assets and projected benefit obligation of its core plan on December 3, 2012. The assumptions that were used for the remeasurement were a discount rate of 3.75%, rate of compensation increase of 4.29%, and expected return on plan assets of 6.50%. The settlement expense of $5.6 million was included in net periodic benefit cost of the year ended December 31, 2012.

Notes to Consolidated Financial Statements (Continued)

Note 15—Retirement Plans (Continued)

        Weighted-average assumptions for benefit obligations at December 31 are as follows:

	2012	2011
Discount rate	4.02%	4.79%
Rate of compensation increase	3.46%	3.56%
Expected long-term return on plan assets	6.53%	7.00%

        The Company bases its discount rate assumptions on a yield curve which provides better matching of the expected future retirement plan cash flows with projected yields.

        Weighted-average assumptions for net periodic benefit cost for the years ended December 31 are outlined below:

	2012	2011	2010
Discount rate	4.77%	5.14%	5.68%
Rate of compensation increase	4.29%	4.29%	4.29%
Expected long-term return on plan assets	7.00%	7.00%	7.00%

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

        Included in Accumulated other comprehensive income, net of tax at December 31, 2012, are the following amounts that have not yet been recognized in net periodic retiree medical costs: unrecognized prior service cost of $0.3 million ($0.2 million, net of tax) and unrecognized net obligation of $2.2 million ($1.4 million, net of tax). The prior service cost and net obligation included in accumulated other comprehensive income and expected to be recognized in net periodic benefit cost during the year ended December 31, 2013, are $0.1 million ($0.1 million, net of tax) and $0.1 million ($0.1 million, net of tax) respectively.

        The reconciliation of the beginning and ending balances of the projected post-retirement benefit obligation is as follows:

In millions	2012	2011	2010
Benefit obligation at beginning of year	$4.0	$3.9	$3.4
Interest cost	0.2	0.2	0.2
Participant contributions	0.1	0.2	—
Actuarial loss	0.7	0.1	0.6
Benefits paid	(0.5)	(0.4)	(0.3)

Benefit obligation at end of year	$4.5	$4.0	$3.9

Notes to Consolidated Financial Statements (Continued)

Note 15—Retirement Plans (Continued)

        The Company's 2012 disclosures for its post-retirement medical benefit programs are determined based on a December 31 measurement date. The net liability consists of the following amounts recorded on the Company's balance sheet at December 31, 2012 and 2011:

In millions	2012	2011
Current liabilities	$(0.4)	$(0.3)
Noncurrent liabilities	(4.1)	(3.7)

Liability at end of year	$(4.5)	$(4.0)

        Company contributions in 2013 are expected to be approximately $0.4 million.

        The Company's post-retirement medical benefit obligations were determined using a weighted-average assumed discount rate of 3.77% and 4.73% at December 31, 2012 and 2011, respectively. The Company bases its discount rate assumptions on a yield curve which provides better matching of the expected future retirement plan cash flows with projected yields. The Company also utilized a weighted-average health care cost trend rate in determining the post-retirement medical benefit obligation. For the 2012 valuation, the assumed health care cost trend rate was an initial rate of 7.50% trending to an ultimate rate of 5.00% by 2017.

        Components of net periodic post-retirement benefit costs for the years ended December 31 are as follows:

In millions	2012	2011	2010
Interest cost	$0.2	$0.2	$0.2
Amortization of prior service cost	0.1	0.1	0.1
Amortization of unrecognized net obligation	0.2	0.1	0.1

Net periodic benefit cost	$0.5	$0.4	$0.4

        The Company's post-retirement medical benefit cost for 2012, 2011 and 2010 was determined using a weighted-average assumed discount rate of 4.73%, 5.17%, and 5.62%, respectively.

        The following is a summary of estimated future benefits to be paid for the Company's defined benefit pension plan and post-retirement medical plan at December 31, 2012. Benefit payments are estimated based on the same assumptions used in the valuation of the projected benefit obligation:

Year	Defined Benefit Retirement Plan	Post-Retirement Medical Plan
	In millions
2013	$17.3	$0.4
2014	15.7	0.4
2015	16.0	0.4
2016	15.8	0.3
2017	15.6	0.3
2018 - 2022	73.3	1.4

Notes to Consolidated Financial Statements (Continued)

Note 15—Retirement Plans (Continued)

Defined Contribution and ESOP Plan

        Additionally, the Company maintains defined contribution plans covering a significant portion of its employees. Expenses for the plans were approximately $11.3 million in 2012, $10.7 million in 2011 and $9.5 million in 2010. The Company also sponsors an employee stock ownership plan ("ESOP") as part of one of its existing savings plans. Costs for the ESOP are included in the previously stated expenses. The ESOP is available to eligible domestic employees and includes a match of contributions made by plan participants to the savings plan up to a maximum of 4.00% of a participant's eligible compensation, divided between cash and an employee-directed election of the Company's common stock, not to exceed 50% of the total match, for non-union employees. Union employees' match may vary and is based on negotiated union agreements. Participants are not allowed to direct their contributions to the savings plan to an investment in the Company's common stock. A breakdown of shares held by the ESOP at December 31 is as follows:

In millions	2012	2011	2010
Shares held by the ESOP	1.8	1.9	2.0

Note 16—Product Warranties

        The Company offers various warranty programs on its products, primarily installed roofing systems, braking products, aerospace cables and assemblies, and foodservice equipment. The change in the Company's aggregate product warranty liabilities, including accrued costs and loss reserves associated with extended product warranties for the period ended December 31 is as follows:

In millions	2012	2011
Beginning reserve	$19.9	$20.8
Current year provision	12.8	12.1
Current year claims	(15.8)	(13.0)

Ending reserve	$16.9	$19.9

        The Company also offers separately priced extended warranty contracts on sales of certain products, the most significant being those offered on its installed roofing systems within the Construction Materials segment. The amount of revenue recognized due to extended product warranty revenues was $21.5 million for the year ended December 31, 2012 and $16.8 million for the year ended December 31, 2011. Deferred revenue recognized in the Consolidated Balance Sheets as of December 31 is as follows:

In millions	2012	2011
Deferred revenue
Current	$16.8	$15.9
Long-term	134.2	128.6

Deferred Revenue Liability	$151.0	$144.5

        In addition to deferred revenue related to extended warranty contracts, current Deferred revenue includes $0.8 million and $0.4 million and long-term Deferred revenue includes $1.2 million and

Notes to Consolidated Financial Statements (Continued)

Note 16—Product Warranties (Continued)

$1.8 million as of December 31, 2012 and 2011, respectively, related primarily to contracts on brake pads.

Note 17—Other Long-Term Liabilities

        The components of other long-term liabilities are as follows:

In millions	December 31, 2012	December 31, 2011
Deferred taxes and other tax liabilities	$246.1	$253.8
Pension and other post-retirement obligations	23.9	19.1
Long-term workers compensation	17.0	16.6
Deferred credits	14.4	9.1
Deferred compensation	7.7	5.5
Other	1.6	2.8

Other long-term liabilities	$310.7	$306.9

        Deferred credits consist primarily of contingent consideration for acquisitions and liabilities related to straight-line recognition of leases.

Note 18—Shareholders' Equity

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

Note 19—Accumulated Other Comprehensive Income (Loss)

        Other comprehensive income (loss) is derived from adjustments to reflect the accrued post-retirement benefit liability, foreign currency translation adjustments, and unrealized gains (losses) on hedging activities. The components of Other comprehensive (loss) income are as follows:

In millions	Pre-Tax Amount	Tax Expense (Benefit)	After-Tax Amount
Year Ended December 31, 2010
Accrued post-retirement benefit liability, net of tax	$4.6	$1.7	$2.9
Foreign currency translation	(5.9)	—	(5.9)
Loss on hedging activities	(0.6)	(0.2)	(0.4)

Other comprehensive (loss) income	$(1.9)	$1.5	$(3.4)

Year Ended December 31, 2011
Accrued post-retirement benefit liability, net of tax	$9.1	$3.4	$5.7
Foreign currency translation	(12.2)	—	(12.2)
Loss on hedging activities	(0.6)	(0.2)	(0.4)

Other comprehensive (loss) income	$(3.7)	$3.2	$(6.9)

Year Ended December 31, 2012
Accrued post-retirement benefit liability, net of tax	$10.4	$3.8	$6.6
Foreign currency translation	3.2	—	3.2
Loss on hedging activities	(0.5)	(0.2)	(0.3)

Other comprehensive (loss) income	$13.1	$3.6	$9.5

        The accumulated balances for each classification of comprehensive income (loss) are as follows:

In millions	Accrued Post-Retirement Benefit Liability	Foreign Currency Items	Terminated Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2010	$(46.4)	$6.3	$2.0	$(38.1)
Net current period change	2.9	(12.2)	—	(9.3)
Reclassification adjjustment for realized (gains) losses included in net income	2.8	—	(0.4)	2.4

Balance at December 31, 2011	(40.7)	(5.9)	1.6	(45.0)
Net current period change	3.2	3.2	—	6.4
Reclassification adjustment for realized (gains)
losses included in net income	3.4	—	(0.3)	3.1

Balance at December 31, 2012	$(34.1)	$(2.7)	$1.3	$(35.5)

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

Notes to Consolidated Financial Statements (Continued)

Note 19—Accumulated Other Comprehensive Income (Loss) (Continued)

        On June 15, 2005, the Company entered into treasury lock contracts with a notional amount of $150.0 million to hedge the cash flow variability on forecasted debt interest payments associated with changes in interest rates. These contracts were designated as cash flow hedges and were deemed effective at the origination date. On August 15, 2006, the Company terminated the treasury lock contracts resulting in a gain of $5.6 million ($3.5 million, net of tax), which was deferred in accumulated other comprehensive income and is being amortized to reduce interest expense until August 2016, the term of the interest payments related to the $150.0 million in notes issued on August 18, 2006. At December 31, 2012, the Company had a remaining unamortized gain of $2.0 million ($1.3 million, net of tax) which is reflected in Accumulated other comprehensive income on the Company's Consolidated Balance Sheets.

Note 20—Quarterly Financial Data (Unaudited)

(In millions except per share data)	First	Second	Third	Fourth	Year
2012
Net sales	$889.3	$984.6	$910.2	$845.3	$3,629.4
Gross profit	$211.2	$255.4	$225.9	$205.2	$897.7
Other expenses	$115.0	$115.1	$115.3	$128.0	$473.4
Earnings before interest and income taxes	$96.2	$140.3	$110.6	$77.2	$424.3
Income from continuing operations, net of tax	$60.0	$89.4	$69.7	$48.2	$267.3
Basic earnings per share from continuing operations	$0.96	$1.42	$1.11	$0.76	$4.25
Diluted earnings per share from continuing operations	$0.94	$1.39	$1.08	$0.74	$4.18

Income (loss) from discontinued operations, net of tax	$—	$3.4	$(0.2)	$(0.3)	$2.9
Basic income per share from discontinued operations	$—	$0.06	$(0.01)	$(0.01)	$0.05
Diluted income per share from discontinued operations	$—	$0.06	$—	$—	$0.04

Net income	$60.0	$92.8	$69.5	$47.9	$270.2
Basic earnings per share	$0.96	$1.48	$1.10	$0.75	$4.30
Diluted earnings per share	$0.94	$1.45	$1.08	$0.74	$4.22

Dividends per share	$0.18	$0.18	$0.20	$0.20	$0.76
Stock price:
High	$51.16	$56.03	$55.19	$59.36
Low	$45.56	$48.69	$48.25	$51.10

Notes to Consolidated Financial Statements (Continued)

Note 20—Quarterly Financial Data (Unaudited) (Continued)

(In millions except per share data)	First	Second	Third	Fourth	Year
2011
Net sales	$693.6	$870.8	$870.5	$789.6	$3,224.5
Gross profit	$147.1	$183.7	$187.5	$158.8	$677.1
Other expenses	$91.9	$98.3	$105.7	$106.1	$402.0
Earnings before interest and income taxes	$55.2	$85.4	$81.8	$52.7	$275.1
Income from continuing operations, net of tax	$33.3	$55.3	$53.7	$39.6	$181.9
Basic earnings per share from continuing operations	$0.54	$0.89	$0.86	$0.64	$2.93
Diluted earnings per share from continuing operations	$0.53	$0.87	$0.85	$0.63	$2.88

Income (loss) from discontinued operations, net of tax	$0.1	$(0.7)	$(0.1)	$(0.9)	$(1.6)
Basic income per share from discontinued operations	$—	$(0.01)	$—	$(0.02)	$(0.02)
Diluted income per share from discontinued operations	$—	$(0.01)	$—	$(0.02)	$(0.02)

Net income	$33.4	$54.5	$53.6	$38.8	$180.3
Basic earnings per share	$0.54	$0.88	$0.86	$0.62	$2.91
Diluted earnings per share	$0.53	$0.86	$0.85	$0.61	$2.86

Dividends per share	$0.17	$0.17	$0.18	$0.18	$0.70
Stock price:
High	$45.56	$50.55	$50.09	$44.74
Low	$37.36	$42.31	$31.62	$30.52

        NOTE: The sum of the quarterly per share amounts may not agree to the respective annual amounts due to rounding.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

        (a)   Under the supervision and with the participation of the Company's management, including the Company's chief executive officer and chief financial officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation and as of December 31, 2012, the chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are effective.

        Management has prepared a report on the Company's internal control over financial reporting in which management has determined that the Company's controls are effective. A copy of management's report is set forth below.

        (b)   During the fourth quarter of 2012, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting.

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of the Company's management, including the chief executive officer and chief financial officer, the Company evaluated the effectiveness of the design and operation of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company's chief executive officer and chief financial officer concluded that the Company's internal control over financial reporting was effective as of December 31, 2012.

        As discussed in Note 3 to the Consolidated Financial Statements in Item 8, on December 17, 2012, the Company acquired certain assets and assumed certain liabilities of Thermax ("Thermax"), an unincorporated North American division of Belden Inc., and acquired all of the outstanding shares of Raydex/CDT Limited ("Raydex" and together with Thermax, "Thermax/Raydex"), a company incorporated in England and Wales. Management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Thermax/Raydex, which constituted $283.8 million of total assets and $265.1 million of net assets, as of December 31, 2012, and $3.8 million of revenue and $0.7 million of net loss for the year then ended. The assessment also did not include an evaluation of the internal control over financial reporting of Thermax/Raydex. Revenue from the business operations acquired from Thermax/Raydex represented less than 1% of the Company's consolidated net sales for the year ended December 31, 2012.

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

Name	Age	Position with Company	Period of Service
David A. Roberts	65	Chairman of the Board, President and Chief Executive Officer since June 2007. Former Chairman (from April, 2006 to June, 2007) and President and Chief Executive Officer (from June, 2001 to June, 2007) of Graco Inc., a manufacturer of fluid handling systems and components used in vehicle lubrication, commercial and industrial settings.	June 2007 to date
John W. Altmeyer	53	President, Carlisle Construction Materials since July 1997.	June 1989 to date
John E. Berlin	51	President, Carlisle Interconnect Technologies since February 1995.	January 1990 to date
Steven J. Ford	53	Vice President, Chief Financial Officer since November 2008 and Vice President, Secretary and General Counsel since July 1995.	July 1995 to date
Kevin G. Forster	59

President, Carlisle Transportation Products since August 2011; President, Asia-Pacific from January 2009 to August 2011; Group President, Specialty Products from February 2008 to January 2009; and President, Asia-Pacific from September 1997 to February 2008.

			August 1990 to date
D. Christian Koch	48

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

			February 2008 to date
Scott C. Selbach	57	Vice President, Corporate Development since April 2006.	April 2006 to date

Name	Age	Position with Company	Period of Service
Kevin P. Zdimal	42

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

        Information required by Item 10 with respect to directors of the Company is incorporated by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission no later than 40 days before the Annual Meeting of Shareholders to be held on May 8, 2013.

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

Item 11.    Executive Compensation.

        Information required by Item 11 is incorporated by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission no later than 40 days before the Annual Meeting of Shareholders to be held on May 8, 2013.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

        Information required by Item 12 is incorporated by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission no later than 40 days before the Annual Meeting of Shareholders to be held on May 8, 2013.

Securities Authorized for Issuance under Equity Compensation Plans

        The number of securities to be issued upon the exercise of stock options under the Company's equity compensation plans, the weighted average exercise price of the options, and the number of securities remaining for future issuance as of December 31, 2012 are as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by equity security holders	3,225,131	$35.88	3,812,021	(1)
Equity compensation plans not approved by equity security holders	—	n/a	—
Total	3,225,131	$35.88	3,812,021

(1)
Includes 3,532,963 shares available for award under the Carlisle Companies Incorporated Executive Incentive Program (as amended and restated effective February 4, 2004) (892,305 of which may be issued as stock awards) and 279,058 shares available for award under the Carlisle Companies Incorporated Non-Employee Director Equity Plan (as amended and restated effective as of February 2, 2005) (49,058 of which may be issued as stock awards).

Item 13.    Certain Relationships and Related Transactions.

        Information required by Item 13 is incorporated by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission no later than 40 days before the Annual Meeting of Shareholders to be held on May 8, 2013.

Item 14.    Principal Accountant Fees and Services.

        Information required by Item 14 is incorporated by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission no later than 40 days before the Annual Meeting of Shareholders to be held on May 8, 2013.

 Part IV

Item 15.    Exhibits and Financial Statement Schedules.

Financial statements required by Item 8 are as follows:

Consolidated Statements of Earnings and Comprehensive Income, years ended December 31, 2012, 2011 and 2010
Consolidated Balance Sheets, December 31, 2012 and 2011
Consolidated Statements of Cash Flows, years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Shareholders' Equity, years ended December 31, 2012, 2011 and 2010
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
(2.5)
Agreement and Plan of Merger, dated as of November 11, 2011, by and among Carlisle Interconnect Technologies, Inc., 3S Acquisition Company, TSEI Holdings, Inc., the holders of all of the outstanding capital stock of TSEI Holdings, Inc., Carlisle Companies Incorporated and Brockway Moran & Partners Fund II, L.P.(x)
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

(4.6)	Third Supplemental Indenture, dated as of November 20, 2012, among Carlisle Companies Incorporated, U.S. Bank National Association (as successor to State Street Bank and Trust Company, as successor to Fleet National Bank) and The Bank of New York Mellon Trust Company, N.A.(y)
(10.1)	Amended and Restated Executive Incentive Program.(i)
(10.2)	Form of Nonqualified Stock Option Agreement.(j)
(10.3)	Form of Restricted Share Agreement.(j)
(10.4)	Form of Amended and Restated Executive Severance Agreement.(s)
(10.5)	Summary Plan Description of Carlisle Companies Incorporated Director Retirement Plan, effective November 6, 1991.(b)
(10.6)	Amendment to the Carlisle Companies Incorporated Director Retirement Plan.(h)
(10.7)	Amended and Restated Nonemployee Director Equity Plan.(l)
(10.8)	Form of Stock Option Agreement for Nonemployee Director.(k)
(10.9)	Form of Nonqualified Stock Option Agreement for Nonemployee Directors.(m)
(10.10)	Form of Restricted Share Agreement for Nonemployee Directors.(m)
(10.11)	Form of Restricted Stock Unit Agreement for Nonemployee Directors.(s)
(10.12)	Amended and Restated Deferred Compensation Plan for Nonemployee Directors.(s)
(10.13)	Letter Agreement, dated June 5, 2007, between David A. Roberts and the Company.(p)
(10.14)	Nonqualified Stock Option Agreement, dated as of June 21, 2007, between the Company and David A. Roberts.(q)
(10.15)	Restricted Share Agreement, dated as of June 21, 2007, between the Company and David A. Roberts.(q)
(10.16)	Letter Agreement, dated June 12, 2007, between Richmond D. McKinnish and the Company.(p)
(10.17)	Letter Agreements, dated January 11, 2008 and December 31, 2008, between D. Christian Koch and the Company.(s)
(10.18)	Letter Agreement, dated August 4, 2011, between Fred A. Sutter and the Company.(s)
(10.19)	Carlisle Corporation Amended and Restated Supplemental Pension Plan.(z)
(10.20)	Letter Agreement, dated June 29, 2009, between Michael D. Popielec and the Company.(t)
(10.21)	Form of Performance Share Agreement.(w)
(10.22)	Carlisle Companies Incorporated Amended and Restated Nonqualified Deferred Compensation Plan.(z)
(10.23)	Carlisle Companies Incorporated Nonqualified Benefit Plan Trust.(w)
(10.24)
Third Amended and Restated Credit Agreement, dated as of October 20, 2011, among Carlisle Companies Incorporated, Carlisle Management Company, JPMorgan Chase Bank, N.A. as Administrative Agent and the Banks listed therein.(r)
(12)	Ratio of Earnings to Fixed Charges.
(21)	Subsidiaries of the Registrant.

(23.1)	Consent of Independent Registered Public Accounting Firm—Ernst & Young LLP.
(31.1)	Rule 13a-14(a)/15d-14(a) Certifications.
(31.2)	Rule 13a-14(a)/15d-14(a) Certifications.
(32)	Section 1350 Certification.
(101)	Interactive Data File.

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

(i)
Filed with the Company's definitive Proxy Statement dated March 20, 2012 and incorporated herein by reference.

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

(r)
Filed as an Exhibit to the Company's current report on Form 8-K for October 20, 2011 and incorporated herein by reference.

(s)
Filed as an Exhibit to the Company's quarterly report on Form 10-Q for the period ended September 30, 2011 and incorporated by reference.

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

(x)
Filed as an Exhibit to the Company's current report on Form 8-K for November 11, 2011 and incorporated herein by reference.

(y)
Filed as an Exhibit to the Company's current report on Form 8-K for November 15, 2012 and incorporated herein by reference.

(z)
Filed as an Exhibit to the Company's annual report on Form 10-K for the period ended December 31, 2011 and incorporated herein by reference.

(1)
Filed Exhibits 10.1 through 10.23 constitute management contracts or compensatory plans.

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Carlisle Companies Incorporated
/s/ STEVEN J. FORD
By:	Steven J. Ford, Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ DAVID A. ROBERTS
 David A. Roberts, Chairman of the
Board of Directors, President and
Chief Executive Officer
 (Principal Executive Officer)

/s/ STEVEN J. FORD
 Steven J. Ford, Vice President and
Chief Financial Officer
 (Principal Financial Officer)

/s/ KEVIN P. ZDIMAL
 Kevin P. Zdimal, Controller and
Chief Accounting Officer
(Principal Accounting Officer)	/s/ ROBIN J. ADAMS
 Robin J. Adams, Director

/s/ ROBERT G. BOHN
 Robert G. Bohn, Director

/s/ ROBIN S. CALLAHAN
 Robin S. Callahan, Director

/s/ TERRY D. GROWCOCK
 Terry D. Growcock, Director

/s/ STEPHEN P. MUNN
 Stephen P. Munn, Director

/s/ GREGG A. OSTRANDER
 Gregg A. Ostrander, Director

/s/ LAWRENCE A. SALA
 Lawrence A. Sala, Director

/s/ MAGALEN C. WEBERT
Magalen C. Webert, Director
February 12, 2013

 CARLISLE COMPANIES INCORPORATED
COMMISSION FILE NUMBER 1-9278
FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2012

EXHIBIT LIST

(12)	Ratio of Earnings to Fixed Charges
(21)	Subsidiaries of the Registrant
(23.1)	Consent of Independent Registered Public Accounting Firm—Ernst & Young LLP
(31.1)	Rule 13a-14a/15d-14(a) Certifications
(31.2)	Rule 13a-14a/15d-14(a) Certifications
(32)	Section 1350 Certification
(101)	Interactive Data File

QuickLinks

Part I
  Item 1. Business.
Overview
  Item 1A. Risk Factors.
  Item 1B. Unresolved Staff Comments.
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
  Item 13. Certain Relationships and Related Transactions.
  Item 14. Principal Accountant Fees and Services.
Part IV
  Item 15. Exhibits and Financial Statement Schedules.
CARLISLE COMPANIES INCORPORATED COMMISSION FILE NUMBER 1-9278 FORM 10-K FOR FISCAL YEAR ENDED DECEMBER 31, 2012
EXHIBIT LIST