Form 10-Q
period 2013-03-31
CARLISLE COMPANIES INC
filed 2013-04-24
CIK 790051

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

Shares of common stock outstanding at April 19, 2013: 63,589,456

Item 1. Financial Statements

Carlisle Companies Incorporated

Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
(in millions except share amounts)	2013	2012

Net Sales	$857.0	$889.3

Cost and expenses:
Cost of goods sold	669.4	678.1
Selling and administrative expenses	108.8	107.5
Research and development expenses	9.4	7.8
Other income, net	(0.7)	(0.3)

Earnings before interest and income taxes	70.1	96.2

Interest expense, net	8.3	6.5
Earnings before income taxes from continuing operations	61.8	89.7

Income tax expense (Note 8)	6.5	29.7
Income from continuing operations	55.3	60.0

Discontinued operations (Note 5)
Loss from discontinued operations	(0.1)	—
Income tax expense	—	—
Loss from discontinued operations	(0.1)	—
Net income	$55.2	$60.0

Basic earnings per share attributable to common shares
Income from continuing operations	$0.87	$0.96
Income from discontinued operations	—	—
Basic Earnings per share	$0.87	$0.96

Diluted earnings per share attributable to common shares
Income from continuing operations	$0.85	$0.94
Income from discontinued operations	—	—
Diluted earnings per share	$0.85	$0.94

Average shares outstanding - in thousands
Basic	63,253	61,913
Diluted	64,719	63,229

Dividends declared and paid	$12.8	$11.2
Dividends declared and paid per share	$0.20	$0.18

Comprehensive Income
Net income	$55.2	$60.0
Other comprehensive income (loss) (Note 19)
Change in foreign currency translation, net of tax	(10.3)	4.3
Change in accrued post-retirement benefit liability, net of tax	1.4	0.8
Loss on hedging activities, net of tax	(0.1)	(0.1)
Other comprehensive income (loss)	(9.0)	5.0
Comprehensive Income	$46.2	$65.0

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

Carlisle Companies Incorporated

Condensed Consolidated Balance Sheets

	March 31,	December 31,
(in millions except share amounts)	2013	2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$116.0	$112.5
Receivables, less allowance of $6.9 in 2013 and $6.0 in 2012	515.0	482.7
Inventories (Note 11)	513.9	538.0
Deferred income taxes (Note 8)	42.9	43.1
Prepaid expenses and other current assets	27.3	29.0
Total current assets	1,215.1	1,205.3

Property, plant and equipment, net of accumulated depreciation of $650.3 in 2013 and $635.7 in 2012 (Note 12)	641.5	637.1

Other assets:
Goodwill, net (Note 13)	957.4	958.8
Other intangible assets, net (Note 13)	604.9	617.5
Other long-term assets	39.4	38.6
Total other assets	1,601.7	1,614.9

TOTAL ASSETS	$3,458.3	$3,457.3

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt, including current maturities (Note 15)	$0.8	$—
Accounts payable	263.6	259.7
Accrued expenses	152.2	193.3
Deferred revenue (Note 17)	16.8	17.6
Total current liabilities	433.4	470.6

Long-term liabilities:
Long-term debt (Note 15)	752.5	752.5
Deferred revenue (Note 17)	136.6	135.4
Other long-term liabilities (Note 18)	300.9	310.7
Total long-term liabilities	1,190.0	1,198.6

Shareholders’ equity:
Preferred stock, $1 par value per share. Authorized and unissued 5,000,000 shares	—	—
Common stock, $1 par value per share. Authorized 100,000,000 shares; 78,661,248 shares issued; 63,344,826 outstanding in 2013 and 63,127,299 outstanding in 2012	78.7	78.7
Additional paid-in capital	179.9	171.4
Deferred compensation equity (Note 7)	3.3	0.6
Cost of shares in treasury - 15,072,192 shares in 2013 and 15,249,714 shares in 2012	(213.2)	(215.4)
Accumulated other comprehensive loss (Note 19)	(44.5)	(35.5)
Retained earnings	1,830.7	1,788.3
Total shareholders’ equity	1,834.9	1,788.1

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,458.3	$3,457.3

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

Carlisle Companies Incorporated

Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
(in millions)	2013	2012

Operating activities
Net income	$55.2	$60.0
Reconciliation of net income to cash flows from operating activities:
Depreciation	20.2	18.3
Amortization	9.5	8.6
Non-cash compensation, net of tax benefit	6.4	3.0
Loss on sale of property and equipment, net	0.6	0.5
Deferred taxes	(13.2)	(3.6)
Foreign exchange gain	(0.4)	(0.6)
Changes in assets and liabilities, excluding effects of acquisitions and divestitures:
Receivables	(34.8)	(95.6)
Inventories	22.2	7.8
Prepaid expenses and other assets	3.6	15.1
Accounts payable	4.9	39.1
Accrued expenses and deferred revenues	(40.9)	(8.2)
Long-term liabilities	4.0	4.4
Other operating activities	0.7	(0.5)
Net cash provided by operating activities	38.0	48.3

Investing activities
Capital expenditures	(26.8)	(22.0)
Acquisitions, net of cash	—	(49.6)
Proceeds from sale of property and equipment	0.3	—
Proceeds from sale of business	—	22.1
Net cash used in investing activities	(26.5)	(49.5)

Financing activities
Net change in short-term borrowings and revolving credit lines	0.6	2.5
Dividends	(12.8)	(11.2)
Stock options and treasury shares, net	4.7	2.8
Net cash used in financing activities	(7.5)	(5.9)

Effect of exchange rate changes on cash	(0.5)	1.3
Change in cash and cash equivalents	3.5	(5.8)
Cash and cash equivalents
Beginning of period	112.5	74.7
End of period	$116.0	$68.9

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1—Basis of Presentation

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

The Company has reclassified certain prior period amounts in the condensed consolidated financial statements to be consistent with the current period presentation.  See Note 3 regarding the transition of the Styled Wheels business between Carlisle Transportation Products (“CTP”) and Carlisle Brake & Friction (“CBF”).

Note 2—New Accounting Pronouncements

Newly Adopted Accounting Standards

On February 5, 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  ASU 2013-02 requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source (e.g., the release due to cash flow hedges from interest rate contracts) and the income statement line items affected by the reclassification (e.g., interest income or interest expense). If a component is not required to be reclassified to net income in its entirety (e.g., the net periodic pension cost), companies would instead cross reference to the related footnote for additional information (e.g., the pension footnote).  ASU 2013-02 is effective for fiscal and interim reporting periods beginning after December 15, 2012.  The adoption of this ASU had no material effect on the Company’s consolidated financial statements.

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

New Accounting Standards Issued but not yet adopted

There are currently no new accounting standards that have been issued that will have a significant impact on the Company’s financial position, results of operations, and cash flows upon adoption.

Note 3—Segment Information

The Company’s operations are reported in the following segments:

Carlisle Construction Materials (“CCM” or the “Construction Materials segment”)—the principal products of this segment are rubber (EPDM) and thermoplastic polyolefin (TPO) roofing membranes used predominantly on non-residential low-sloped roofs, related roofing accessories, including flashings, fasteners, sealing tapes, coatings and waterproofing, and insulation products. The markets served include new construction, re-roofing and maintenance of low-sloped roofs, water containment, HVAC sealants, and coatings and waterproofing.

Carlisle Transportation Products (“CTP” or the “Transportation Products segment”)—the principal products of this segment include bias-ply, steel belted radial trailer tires, stamped or roll-formed steel wheels, tires, and tire and wheel assemblies, as well as industrial belts and related components.  The markets served include lawn and garden, power sports, high-speed trailer, agriculture, and construction.

Carlisle Brake & Friction (“CBF” or the “Brake & Friction segment”)—the principal products of this segment include high-performance brakes and friction material, and clutch and transmission friction material for the mining, construction, aerospace, agriculture, motor sports, and alternative energy markets.

Carlisle Interconnect Technologies (“CIT” or the “Interconnect Technologies segment”)—the principal products of this segment are high-performance wire, cable, connectors, contacts, and cable assemblies primarily for the aerospace, defense electronics, industrial, and test and measurement equipment markets.

Carlisle FoodService Products (“CFSP” or the “FoodService Products segment”)—the principal products of this segment include commercial and institutional foodservice permanentware, table coverings, cookware, catering equipment, fiberglass and composite material trays and dishes, industrial brooms, brushes, mops, and rotary brushes for commercial and non-commercial foodservice operators and sanitary maintenance professionals.

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

Unaudited financial information for operations by reportable segment is included in the following summary:

Three Months Ended March 31,	2013			2012
(in millions)	Sales(1)	EBIT	Assets(2)	Sales(1)	EBIT	Assets(2)
Carlisle Construction Materials	$339.6	$35.8	$875.0	$353.9	$42.0	$862.5
Carlisle Transportation Products	227.4	14.5	587.7	240.0	20.9	596.6
Carlisle Brake & Friction	90.8	11.0	614.7	125.4	24.0	689.8
Carlisle Interconnect Technologies	141.2	18.4	1,049.6	110.7	16.7	790.6
Carlisle FoodService Products	58.0	5.1	195.2	59.3	5.5	211.8
Corporate	—	(14.7)	136.1	—	(12.9)	90.3
Total	$857.0	$70.1	$3,458.3	$889.3	$96.2	$3,241.6

(1)           Excludes intersegment sales

(2)           Corporate assets include assets of discontinued operations not classified as held for sale

Note 4—Acquisitions

2012 Acquisitions

Thermax and Raydex/CDT Limited

On December 17, 2012, the Company acquired certain assets and assumed certain liabilities of Thermax (“Thermax”), an unincorporated North American division of Belden Inc., and acquired all of the outstanding shares of Raydex/CDT Limited (“Raydex” and together with Thermax, “Thermax/Raydex”), a company incorporated in England and Wales, for total cash consideration of approximately $265.5 million, net of $0.1 million cash acquired.  The Company funded the acquisition with proceeds from its 3.75% senior unsecured notes due 2022 issued in November 2012.  Thermax/Raydex designs, manufactures, and sells wire and cable products for the commercial and military aerospace markets and certain industrial markets.  The acquisition of Thermax/Raydex adds capabilities and technology to strengthen the Company’s interconnect products business by expanding its product and service range to its customers.  Thermax/Raydex operates within the Interconnect Technologies segment.

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

		Measurement
		Period	Revised
	Preliminary	Adjustments	Preliminary
	Allocation	Three Months	Allocation
	As of	Ended	As of
(in millions)	12/31/2012	3/31/2013	3/31/2013

Total cash consideration transferred	$265.6	$—	$265.6

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash & cash equivalents	$0.1	$—	$0.1
Receivables	14.3	—	14.3
Inventories	15.4	—	15.4
Prepaid expenses and other current assets	0.9	—	0.9
Property, plant and equipment	7.2	—	7.2
Definite-lived intangible assets	135.1	—	135.1
Indefinite-lived intangible assets	9.1	—	9.1
Accounts payable	(12.0)	—	(12.0)
Accrued expenses	(2.6)	—	(2.6)
Deferred tax liabilities	(2.8)	—	(2.8)
Total identifiable net assets	164.7	—	164.7
Goodwill	$100.9	$—	$100.9

The preliminary goodwill recognized in the acquisition of Thermax/Raydex is attributable to the workforce of Thermax/Raydex, the consistent financial performance of this complementary supplier of high-reliability interconnect products to leading aerospace, avionics and electronics companies and the enhanced scale that Thermax/Raydex brings to the Company.  Thermax/Raydex brings additional high-end cable products and qualified positions to serve the Company’s existing commercial aerospace and industrial customers.  Goodwill arising from the acquisition of Thermax is deductible for income tax purposes as the acquisition of Thermax was an asset purchase.  All of the preliminary goodwill was assigned to the Interconnect Technologies reporting unit. Preliminary indefinite-lived intangible assets of $9.1 million represent acquired trade names.  The $135.1 million value preliminarily allocated to definite-lived intangible assets consists of $111.4 million of customer relationships with preliminary useful lives ranging from 17 to 18 years, $23.5 million of acquired technology with preliminary useful lives ranging from 9 to 11 years, and a $0.2 million non-compete agreement with a preliminary useful life of 5 years.

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

The following table summarizes the consideration transferred to acquire Hertalan and the allocation among the assets acquired and liabilities assumed. The acquisition has been accounted for using the acquisition method of accounting which requires that the consideration be allocated to the acquired assets and assumed liabilities based on their acquisition date fair values with the remainder allocated to goodwill.

		Measurement
		Period
	Preliminary	Adjustments	Final
	Allocation	Twelve Months	Allocation
	As of	Ended	As of
(in millions)	3/31/2012	3/9/2013	3/9/2013

Total cash consideration transferred	$49.3	$(0.3)	$49.0

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash & cash equivalents	$0.1	$—	$0.1
Receivables	3.7	—	3.7
Inventories	10.5	(1.0)	9.5
Prepaid expenses and other current assets	0.2	—	0.2
Property, plant and equipment	13.0	(0.1)	12.9
Definite-lived intangible assets	9.9	4.8	14.7
Indefinite-lived intangible assets	2.6	5.4	8.0
Other long-term assets	0.3	—	0.3
Accounts payable	(3.3)	—	(3.3)
Accrued expenses	(2.5)	—	(2.5)
Long-term debt	(1.3)	—	(1.3)
Deferred tax liabilities	(4.4)	(2.3)	(6.7)
Other long-term liabilities	(0.1)	—	(0.1)
Total identifiable net assets	28.7	6.8	35.5
Goodwill	$20.6	$(7.1)	$13.5

The goodwill recognized in the acquisition of Hertalan is attributable to the workforce of Hertalan, the solid financial performance of this leading manufacturer of EPDM roofing and waterproofing systems and the significant strategic value of the business to Carlisle. Hertalan provides Carlisle with a solid manufacturing and knowledge base for EPDM roofing products in Europe and provides an established distribution network throughout Europe, both of which enhance Carlisle’s goal of expanding its global presence. The European market shows favorable trends towards EPDM roofing applications and Carlisle can provide additional product development and other growth resources to Hertalan.  Goodwill arising from the acquisition of Hertalan is not deductible for income tax purposes.  All of the goodwill was assigned to the Construction Materials reporting unit. Indefinite-lived intangible assets of $8.0 million represent acquired trade names.  The $14.7 million value allocated to definite-lived intangible assets represents customer relationships with useful lives of 9 years.

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

		Measurement
		Period
	Preliminary	Adjustments	Final
	Allocation	Twelve Months	Allocation
	As of	Ended	As of
(in millions)	12/31/2011	12/2/2012	12/2/2012

Total cash consideration transferred	$288.9	$0.4	$289.3

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash & cash equivalents	$4.5	$—	$4.5
Receivables	14.0	—	14.0
Inventories	22.8	—	22.8
Prepaid expenses and other current assets	5.6	—	5.6
Property, plant and equipment	15.4	(2.1)	13.3
Definite-lived intangible assets	112.0	9.5	121.5
Indefinite-lived intangible assets	28.0	(8.6)	19.4
Other long-term assets	0.1	—	0.1
Accounts payable	(6.5)	—	(6.5)
Accrued expenses	(4.4)	—	(4.4)
Deferred tax liabilities	(58.9)	3.4	(55.5)
Other long-term liabilities	(0.4)	—	(0.4)
Total identifiable net assets	132.2	2.2	134.4
Goodwill	$156.7	$(1.8)	$154.9

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

		Measurement
	Preliminary	Period	Final
(in millions)	Allocation	Adjustments	Allocation
		Twelve Months
	As of	Ended	As of
	12/31/2011	8/1/2012	8/1/2012
Consideration transferred:

Cash consideration	$113.4	$—	$113.4
Contingent consideration	5.2	—	5.2
Total cash consideration transferred	$118.6	$—	$118.6

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash & cash equivalents	$7.6	$—	$7.6
Receivables	12.2	—	12.2
Inventories	10.5	—	10.5
Prepaid expenses and other current assets	0.8	—	0.8
Current assets held for sale	3.6	—	3.6
Property, plant and equipment	3.4	—	3.4
Definite-lived intangible assets	57.1	—	57.1
Indefinite-lived intangible assets	6.9	—	6.9
Other long-term assets	0.1	—	0.1
Non-current assets held for sale	21.6	(0.6)	21.0
Accounts payable	(9.0)	—	(9.0)
Accrued expenses	(1.2)	—	(1.2)
Deferred tax liabilities	(21.5)	—	(21.5)
Other long-term liabilities	(3.3)	—	(3.3)

Total identifiable net assets	88.8	(0.6)	88.2

Goodwill	$29.8	$0.6	$30.4

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

Note 5—Discontinued Operations and Assets Held for Sale

For the three months ended March 31, 2013, the Company had a loss before income taxes of $0.1 million pertaining primarily to legacy workers compensation claims.

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

Note 6—Exit and Disposal Activities

The following table represents the effect of exit and disposal activities related to continuing operations during the three months ended March 31, 2013 and 2012, respectively:

	Three Months Ended March 31,
(in millions)	2013	2012
Cost of goods sold	$0.6	$—
Selling and administrative expenses	0.1	—
Other expense	—	0.3
Total exit and disposal costs	$0.7	$0.3

Exit and disposal activities by type of charge were as follows:

	Three Months Ended March 31,
(in millions)	2013	2012
Termination benefits	$0.1	$—
Other associated costs	0.6	0.3
Total exit and disposal costs	$0.7	$0.3

Exit and disposal accrual activities for the three months ended March 31, 2013 were as follows:

	Termination	Asset Write-	Other associated
(in millions)	Benefits	downs	costs	Total
Balance at December 31, 2012	$1.8	$—	$0.6	$2.4
2013 charges to expense and adjustments	0.1	—	0.6	0.7
2013 usage	(1.7)	—	(0.9)	(2.6)
Balance at March 31, 2013	$0.2	$—	$0.3	$0.5

Exit and disposal activities by segment were as follows:

	Three Months Ended March 31,
(in millions)	2013	2012
Total by segment
Carlisle Transportation Products	$0.3	$—
Carlisle Brake & Friction	—	0.3
Carlisle FoodService Products	0.4	—
Total exit and disposal costs	$0.7	$0.3

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

Carlisle Transportation Products — During 2012, the Company transferred its remaining manufacturing operations in Buji, China.  The tire manufacturing operations were transferred from Buji to Meizhou, China.  The belt manufacturing operations were transferred from Buji to existing manufacturing facilities in Fort Scott, KS and Springfield, MO.   The total expected cost of the project is $2.9 million.  During the three months ended March 31, 2013, the Company incurred $0.3 million of exit and disposal costs related to the transfer of its Buji, China tire and belt manufacturing operations, consisting of early lease termination costs.  Included in Accrued Expenses at March 31, 2013 was $0.1 million related to unpaid employee termination costs related to this project.  The Company expects no additional costs to be incurred related to this project.

Carlisle Brake & Friction — In the third quarter of 2011, the Company decided to close its braking plant in Canada.  The total cost of the project was $1.0 million, including $0.9 million of expense recognized in 2011 for employee termination costs and other associated costs.  Expenses of $0.1 million were recognized in 2012 reflecting $0.3 million expense for the write down of assets sold in connection with the plant closure, net of $0.2 million income to reverse an accrual for pension costs which will not be paid.  As of March 31, 2013, a $0.2 million liability, reported in Accrued expenses, exists for unpaid lease termination costs.  The Company expects no additional costs to be incurred related to this project.

Carlisle FoodService Products — In the third quarter of 2012, the Company announced plans to close its China manufacturing facility and its Zevenaar, Netherlands and Reno, NV distribution facilities.  Manufacturing operations were moved from China to Carlisle’s existing Oklahoma City, OK and Chihuahua, Mexico manufacturing facilities.  The distribution activities previously conducted at the Zevenaar, Netherlands and Reno, NV facilities were relocated to the Oklahoma City, OK distribution center or to third party distributors throughout Europe.  The total expected cost of the project is $5.7 million, including costs for impairment of long-lived assets, employee termination, contract termination, legal and consulting services, and relocation and retrofitting of plant assets of which $5.3 million was incurred in 2012.  During the three months ended March 31, 2013, the Company incurred $0.4 million of exit and disposal costs for employee termination and equipment relocation.   As of March 31, 2013, a $0.2 million liability related to the project is included in Accrued Expenses.  The Company expects no additional costs to be incurred related to this project.

Note 7—Stock-Based Compensation

Stock-based compensation cost is recognized over the requisite service period, which generally equals the stated vesting period, unless the stated vesting period exceeds the date upon which an employee reaches retirement eligibility.  Pre-tax stock-based compensation expense was $8.0 million and $5.4 million for the three months ended March 31, 2013 and 2012, respectively.

2008 Executive Incentive Program

The Company maintains an Executive Incentive Program (the “Program”) for executives and certain other employees of the Company and its operating divisions and subsidiaries. The Program was approved by shareholders on April 20, 2004 and was amended and restated effective January 1, 2012. The Program allows for awards to eligible employees of stock options, restricted stock, stock appreciation rights, performance shares and units or other awards based on Company common stock. At March 31, 2013, 3,050,636 shares were available for grant under this plan, of which 686,985 shares were available for the issuance of stock awards.

2005 Nonemployee Director Equity Plan

The Company also maintains the Nonemployee Director Equity Plan (the “Plan”) for members of its Board of Directors, with the same terms and conditions as the Program. At March 31, 2013, 268,001 shares were available for grant under this plan, of which 38,001 shares were available for the issuance of stock awards. Members of the Board of Directors that receive stock-based compensation are treated as employees for accounting purposes.

Grants

In the first quarter of 2013 the Company awarded 283,975 stock options, 71,255 restricted stock awards, 71,255 performance share awards and 10,808 restricted stock units with an aggregate grant-date fair value of approximately $16.8 million to be expensed over the requisite service period for each award.

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

Pre-tax share-based compensation expense related to stock options was $1.1 million and $1.8 million for the three months ended March 31, 2013 and 2012, respectively.

The Company utilizes the Black—Scholes—Merton (“BSM”) option pricing model to determine the fair value of its stock option awards. The BSM relies on certain assumptions to estimate an option’s fair value. The weighted average assumptions used in the determination of fair value for stock option awards in 2013 and 2012 were as follows:

	2013	2012
Expected dividend yield	1.2%	1.5%
Expected life in years	5.71	5.78
Expected volatility	32.2%	36.0%
Risk-free interest rate	1.0%	0.9%
Weighted average fair value	$17.58	$14.57

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

Restricted Stock Awards

Restricted stock awarded under the Program is generally released to the recipient after a period of three years; however, 56,700 shares awarded to executive management in February 2008 vested ratably over five years.  The $64.80 grant date fair value of the 2013 restricted stock awards, which are released to the recipient after a period of three years, is based on the closing market price of the stock on the date of grant.

Performance Share Awards

The performance shares vest based on the employee rendering three years of service to the Company, and the attainment of a market condition over the performance period, which is based on the Company’s relative total shareholder return versus the S&P Midcap 400 Index® over a pre-determined time period as determined by the Compensation Committee of the Board of Directors.  The grant date fair value of the 2013 performance shares of $91.33 was estimated using a Monte-Carlo simulation approach based on a three year measurement period.  Such approach entails the use of assumptions regarding the future performance of the Company’s stock and those of the S&P Midcap 400 Index®.  Those assumptions include expected volatility, risk-free interest rates, correlation coefficients and dividend reinvestment.  Dividends accrue on the performance shares during the performance period and are to be paid in cash based upon the number of awards ultimately earned. The Company expenses the compensation cost associated with the performance awards on a straight-line basis over the vesting period of three years.

Restricted Stock Units

The restricted stock units awarded to eligible directors are fully vested and will be paid in shares of Company common stock after the director ceases to serve as a member of the Board, or if earlier, upon a change in control of the Company.   The $64.80 grant date fair value of the 2013 restricted stock units is based on the closing market price of the stock on February 6, 2013, the date of the grant.

Deferred Compensation

Certain employees are eligible to participate in the Company’s Non-qualified Deferred Compensation Plan (the “Deferred Compensation Plan”).  In addition to the ability to defer a portion of their cash compensation, participants may elect to defer all or part of their stock-based compensation.  Company stock held for future issuance of vested awards is classified as Deferred compensation equity in the condensed consolidated balance sheets and is recorded at grant date fair value.

Note 8—Income Taxes

The effective income tax rate on continuing operations for the three months ended March 31, 2013 was 10.5% compared to an effective income tax rate of 33.1% for the three months ended March 31, 2012.  The decrease in the year to date tax rate is primarily due to a tax election made in a foreign jurisdiction that resulted in an increase in the tax basis of certain assets with a corresponding elimination of a deferred tax liability.  The net tax impact of the transaction resulted in a $13 million benefit in the first quarter.   The year to date rate also decreased because of tax legislation passed in January 2013 related to taxation of foreign earned income and research and development expenditures.

The year to date effective tax rate of 10.5% varies from the United States statutory rate of 35.0% primarily due to the foreign transaction discussed above, the January 2013 tax legislation, the deduction for U.S. production activities, and earnings in foreign jurisdictions taxed at rates lower than the U.S. federal rate.

Note 9—Earnings Per Share

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

The following reflects the Income from continuing operations and share data used in the basic and diluted earnings per share computations using the two-class method:

	Three Months Ended
	March 31,
(in millions except share amounts)	2013	2012

Numerator:

Income from continuing operations	$55.3	$60.0
Less: dividends declared - common stock outstanding, unvested restricted shares and restricted share units	(12.8)	(11.2)
Undistributed earnings	42.5	48.8
Percent allocated to common shareholders (1)	99.5%	99.4%
	42.3	48.5
Add: dividends declared - common stock	12.7	11.1
Numerator for basic and diluted EPS	$55.0	$59.6

Denominator (in thousands):
Denominator for basic EPS: weighted-average common shares outstanding	63,253	61,913
Effect of dilutive securities:
Performance awards	473	429
Stock options	993	887
Denominator for diluted EPS: adjusted weighted average common shares outstanding and assumed conversion
	64,719	63,229

Per share income from continuing operations:
Basic	$0.87	$0.96
Diluted	$0.85	$0.94

(1) Basic weighted-average common shares outstanding	63,253	61,913
Basic weighted-average common shares outstanding, unvested restricted shares expected to vest and restricted share units	63,582	62,309
Percent allocated to common shareholders	99.5%	99.4%

To calculate earnings per share for Loss from discontinued operations and for Net income, the denominator for both basic and diluted earnings per share is the same as used in the above table. Loss from discontinued operations and Net income were as follows:

	Three Months Ended
	March 31,
(in millions except share amounts)	2013	2012

Loss from discontinued operations attributable to common shareholders for basic and diluted earnings per share	$(0.1)	$—

Net income attributable to common shareholders for basic and diluted earnings per share	$54.9	$59.6

Antidilutive stock options excluded from EPS calculation(2)	—	476

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

		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
	Balance at	Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
(in millions)	2013	Level 1	Level 2	Level 3

Cash and cash equivalents	$116.0	$116.0	$—	$—
Short-term investments	1.0	1.0	—	—
Commodity swap agreements	(0.4)	—	(0.4)	—
Foreign currency forward contracts	0.7	—	0.7	—
Total assets measured at fair value	$117.3	$117.0	$0.3	$—

Contingent consideration	$10.0	$—	$—	$10.0
Total liabilities measured at fair value	$10.0	$—	$—	$10.0

Cash and cash equivalents include $3.0 million in money market accounts for the Company’s deferred compensation program.  Short-term investments of $1.0 million at March 31, 2013 consist of investments held in mutual funds for the Company’s deferred compensation program and are classified in the condensed consolidated balance sheet at March 31, 2013 in Prepaid expenses and other current assets.

Commodity swap agreements at March 31, 2013 relate to swap agreements held for purposes of mitigating the Company’s exposure to fluctuations in the prices of silver and copper, which are key raw materials within the Interconnect Technologies segment.  Such swaps are valued using third-party valuation models that measure fair value using observable market inputs such as forward prices and spot prices of the underlying commodities. Based on these inputs, the derivative assets and liabilities are classified within Level 2 of the valuation hierarchy.  The Company has not designated these swaps as cash flow hedges and, accordingly, recognizes associated changes in fair value of the swaps through Other income.  The fair value of these swaps is recorded within Accrued expenses in the condensed consolidated balance sheet as of March 31, 2013 as none of the swap terms exceed one year from the balance sheet date.

Foreign exchange forward contracts at March 31, 2013 relate to contracts held for purposes of mitigating the Company’s exposure to fluctuations in foreign exchange rates, resulting from assets or liabilities that are held by certain of its operating subsidiaries in currencies other than the subsidiary’s functional currency.  Such forward contracts are valued at fair value using observable market inputs such as forward prices and spot prices of the underlying exchange rate pair. Based on these inputs, the derivative assets and liabilities are classified within Level 2 of the valuation hierarchy.  The Company has not designated these forward contracts as cash flow hedges and, accordingly, recognizes associated changes in fair value of the forwards through Other income (expense).  The fair value of these contracts is recorded within Prepaid expenses and other assets in the condensed consolidated balance sheet as of March 31, 2013 as none of the contract terms exceed one year from the balance sheet date.

Contingent consideration represents fair value of the earn-out associated with the purchase of PDT.  The fair value was €7.8 million, or $10.0 million, at March 31, 2013 and is recorded within Other long-term liabilities in the condensed consolidated balance sheet.  See Note 4 for further information regarding the PDT acquisition.

		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
	Balance at	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
(in millions)	2012	Level 1	Level 2	Level 3

Cash and cash equivalents	$112.5	$112.5	$—	$—
Short-term investments	0.6	0.6	—	—
Commodity swap agreements	0.1	—	0.1	—
Foreign currency forward contracts	0.3	—	0.3	—
Total assets measured at fair value	$113.5	$113.1	$0.4	$—

Contingent consideration	$9.9	$—	$—	$9.9
Total liabilities measured at fair value	$9.9	$—	$—	$9.9

Cash and cash equivalents at December 31, 2012 include $1.6 million in money market accounts for the Company’s Deferred Compensation Plan.  Short-term investments of $0.6 million at December 31, 2012 consist of investments held in mutual funds for the Company’s deferred compensation program and are classified in the condensed consolidated balance sheet at December 31, 2012 in Prepaid expenses and other current assets.  Commodity swap agreements relate to swap agreements held for purposes of mitigating the Company’s exposure to fluctuations in the prices of silver and copper, which are key raw materials within the Interconnect Technologies segment and are classified in the condensed consolidated balance sheet at December 31, 2012 in Prepaid expenses and other current assets.  Foreign exchange forward contracts relate to contracts held for purposes of mitigating the Company’s exposure to fluctuations in foreign exchange rates, resulting from assets or liabilities that are held by certain of its operating subsidiaries in currencies other than the subsidiary’s functional currency and are classified in the condensed consolidated balance sheet at December 31, 2012 in Prepaid expenses and other current assets.  Contingent consideration represents fair value of the earn-out associated with the purchase of PDT.

Non-Recurring Measurements

For the three months ended March 31, 2013 and 2012, there were no non-recurring fair value measurements subsequent to initial recognition.  See Note 4 for information regarding assets acquired and liabilities assumed in the Thermax/Raydex and Hertalan acquisitions measured at fair value at initial recognition.

Note 11—Inventories

The components of inventories at March 31, 2013 and December 31, 2012 were as follows:

	March 31,	December 31,
In millions	2013	2012
Finished goods	$325.0	$340.0
Work-in-process	59.0	55.8
Raw materials	156.6	169.3
Capitalized variances	10.3	8.6
Reserves	(37.0)	(35.7)
Inventories	$513.9	$538.0

Note 12—Property, Plant and Equipment

The components of property, plant and equipment at March 31, 2013 and December 31, 2012 were as follows:

	March 31,	December 31,
(in millions)	2013	2012
Land	$45.2	$45.8
Buildings and leasehold improvements	313.3	311.9
Machinery and equipment	851.8	845.2
Projects in progress	81.5	69.9
	1,291.8	1,272.8
Accumulated depreciation	(650.3)	(635.7)
Property, plant and equipment, net	$641.5	$637.1

Property, plant and equipment at December 31, 2012 includes assets acquired from Thermax/Raydex and Hertalan recorded at estimated fair value based on preliminary valuation studies.  See Note 4 for further information regarding these acquisitions.

Note 13—Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2013 were as follows:

	Construction	Transportation	Brake &	Interconnect	FoodService	Disc.
(in millions)	Materials	Products	Friction	Technologies	Products	Ops	Total
Gross balance at January 1, 2013	$127.2	$155.5	$226.7	$444.6	$60.3	$47.4	$1,061.7
Currency translation	(1.5)	—	(0.1)	0.2	—	—	(1.4)
Gross balance at March 31, 2013	125.7	155.5	226.6	444.8	60.3	47.4	1,060.3
Accumulated impairment losses	—	(55.5)	—	—	—	(47.4)	(102.9)
Net balance at March 31, 2013	$125.7	$100.0	$226.6	$444.8	$60.3	$—	$957.4

The Company’s Other intangible assets, net at March 31, 2013, are as follows:

	Acquired	Accumulated	Net Book
(in millions)	Cost	Amortization	Value
Assets subject to amortization:
Patents	$134.9	$(22.1)	$112.8
Customer Relationships	439.5	(74.9)	364.6
Other	20.6	(10.2)	10.4
Assets not subject to amortization:
Trade names	117.1	—	117.1
Other intangible assets, net	$712.1	$(107.2)	$604.9

The Company’s Other intangible assets, net at December 31, 2012, are as follows:

	Acquired	Accumulated	Net Book
(in millions)	Cost	Amortization	Value
Assets subject to amortization:
Patents	$133.2	$(20.0)	$113.2
Customer Relationships	441.4	(68.3)	373.1
Other	20.9	(9.7)	11.2
Assets not subject to amortization:
Trade names	120.0	—	120.0
Other intangible assets, net	$715.5	$(98.0)	$617.5

Estimated amortization expense for the remainder of 2013 and the next four years is as follows: $27.5 million remaining in 2013, $37.0 million in 2014, $36.2 million in 2015, $35.4 million in 2016, and $35.2 million in 2017.

The net carrying values of the Company’s Other intangible assets by reportable segment are as follows:

	March 31,	December 31,
(in millions)	2013	2012

Carlisle Construction Materials	$86.3	$89.7
Carlisle Transportation Products	2.7	2.7
Carlisle Brake & Friction	135.0	136.8
Carlisle Interconnect Technologies	346.8	353.4
Carlisle FoodService Products	34.1	34.9
Total	$604.9	$617.5

Note 14—Commitments and Contingencies

Leases

The Company currently leases a portion of its manufacturing facilities, distribution centers and equipment, some of which include scheduled rent increases stated in the lease agreement generally expressed as a stated percentage increase of the minimum lease payment over the lease term.  The Company currently has no leases that require rent to be paid based on contingent events nor has it received any lease incentive payments.  Rent expense was $7.5 million and $7.5 million for the three months ended March 31, 2013 and 2012, respectively, inclusive of rent based on scheduled rent increases and rent holidays recognized on a straight-line basis.  Future minimum payments under the Company’s various non-cancelable operating leases are approximately $17.0 million for the remainder of 2013, $18.8 million in 2014, $15.0 million in 2015, $12.6 million in 2016, $10.3 million in 2017, and $17.0 million thereafter.

Purchase Obligations

Although the Company has entered into purchase agreements for certain key raw materials, there were no such contracts with a term exceeding one year in place at March 31, 2013.

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

The Company has accrued approximately $24.7 million and $24.1 million related to workers’ compensation claims at March 31, 2013 and December 31, 2012, respectively.  At March 31, 2013, $7.7 million and $17.0 million are included in Accrued expenses and Other long-term liabilities, respectively, in the condensed consolidated balance sheet.  The liability related to workers’ compensation claims, both those reported to the Company and those incurred but not yet reported, is estimated based on actuarial estimates and loss development factors and the Company’s historical loss experience.

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

Generally, the Company has obtained dismissals or settlements of its asbestos-related lawsuits with no material effect on its financial condition, results of operations or cash flows.  The Company maintains insurance coverage that applies to the Company’s defense costs and payments of settlements or judgments in connection with asbestos-related lawsuits, excluding punitive damages.

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

Note 15—Borrowings

As of March 31, 2013 and December 31, 2012 the Company’s borrowings are as follows:

	March 31,	December 31,
(in millions)	2013	2012
3.75% notes due 2022, net of unamortized discount of ($1.1) and ($1.1) respectively	$348.9	$348.9
5.125% notes due 2020, net of unamortized discount of ($0.9) and ($0.9) respectively	249.1	249.1
6.125% notes due 2016, net of unamortized discount of ($0.4) and ($0.4) respectively	149.6	149.6
Revolving credit facility	—	—
Industrial development and revenue bonds through 2018	4.5	4.5
Other, including capital lease obligations	1.2	0.4
Total long-term debt	753.3	752.5
Less current portion	(0.8)	—
Total long-term debt, net of current portion	$752.5	$752.5

Revolving Credit Facilities

As of March 31, 2013 the Company had $600.0 million available under its Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”) administered by JPMorgan Chase Bank, N.A.  During the three months ended March 31, 2013 there was no interest on borrowings under the revolving credit facility; the average interest rate of borrowings under the revolving credit facility for the three months ended March 31, 2012 was 1.34%.

Uncommitted Line of Credit

The Company also maintains an uncommitted line of credit of which $45.0 million was available for borrowing as of March 31, 2013 and December 31, 2012.  The average interest rate on the uncommitted line of credit was 1.5% for the three months ended March 31, 2013 and 2012.

Covenants and Limitations

Under the Company’s various debt and credit facilities, the Company is required to meet various restrictive covenants and limitations, including certain net worth, cash flow ratios, and limits on outstanding debt balances held by certain subsidiaries. The Company was in compliance with all covenants and limitations as of March 31, 2013 and December 31, 2012.

Other Matters

Cash payments for interest were $4.6 million and $5.9 million in the three months ended March 31, 2013 and 2012, respectively. Interest expense, net is presented net of interest income of $0.1  million and $0.1 million in the three months ended March 31, 2013 and 2012, respectively.

At March 31, 2013, the fair value of the Company’s par value $350 million, 3.75% senior notes due 2022, $250 million, 5.125% senior notes due 2020, and par value $150 million, 6.125% senior notes due 2016, using the Level 2 inputs, is approximately $347.1 million, $273.8 and $169.4  million, respectively. Fair value is estimated based on current yield rates plus the Company’s estimated credit spread available for financings with similar terms and maturities.  The Company estimates that the fair value of amounts outstanding under the revolving credit facility approximates their carrying value.

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

Components of net periodic benefit cost were as follows:

	Pension Benefits		Post-retirement Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(in millions)	2013	2012	2013	2012
Service cost	$1.3	$1.2	$—	$—
Interest cost	1.9	2.5	—	0.1
Expected return on plan assets	(3.0)	(3.5)	—	—
Amortization of unrecognized loss	1.4	1.3	0.1	—
Net periodic benefit cost	$1.6	$1.5	$0.1	$0.1

The Company made no contributions to the pension plans during the three months ended March 31, 2013.  No minimum contributions to the pension plans are required in 2013.  However, during 2013 the Company expects to pay approximately $1.1 million in participant benefits under the executive supplemental and director plans.  The Company expects to make discretionary contributions between $0 and $4.0 million to its other pension plans in 2013.

Defined Contribution Plans

The Company maintains defined contribution plans covering a significant portion of its employees. Expenses for the plans were approximately $3.6 million and $3.4 million in the three months ended March 31, 2013 and 2012, respectively. Full year contributions in 2013 are expected to approximate $12.0 million.

ESOP Plan

The Company sponsors an employee stock ownership plan (“ESOP”) as part of one of its existing defined contribution plans. Costs for the ESOP are included in the previously discussed expenses. The ESOP is available to eligible domestic employees and includes a match of contributions made by plan participants to the savings plan up to a maximum of 4.0% of a participant’s eligible compensation, divided between cash and an employee-directed election of the Company’s common stock, not to exceed 50% of the total match, for non-union employees. Union employees’ match may vary and is based on negotiated union agreements. Participants are not allowed to direct savings plan contributions to an investment in the Company’s common stock. Total shares held by the ESOP were 1.7 million and 1.8 million at March 31, 2013 and December 31, 2012, respectively.

Note 17—Product Warranties

The Company offers various warranty programs on its products, primarily installed roofing systems, braking products, tires and wheels, aerospace cables and assemblies, and foodservice equipment. The change in the Company’s aggregate product warranty liabilities, including accrued costs and loss reserves associated with extended product warranties for the period ended March 31, 2013 is as follows:

(in millions)	2013
December 31, 2012 reserve	$16.9
Current year provision	4.6
Current year claims	(4.5)
March 31, 2013 reserve	$17.0

The Company also offers separately priced extended warranty contracts on sales of certain products, the most significant being those offered on its installed roofing systems within the Construction Materials segment.  The amount of revenue recognized due to extended product warranty revenues was $4.2 million and $4.1 million for the three months ended March 31, 2013 and 2012, respectively.

Product warranty deferred revenue as of March 31, 2013 and December 31, 2012 was as follows:

	March 31,	December 31,
(in millions)	2013	2012
Deferred revenue
Current	$16.4	$16.8
Long-term	136.6	135.4
Deferred revenue liability	$153.0	$152.2

In addition to deferred revenue related to extended warranty contracts, current Deferred revenue includes $0.4 million and $0.8 million as of March 31, 2013 and December 31, 2012, respectively, related primarily to contracts on brake pads.

Note 18—Other Long-Term Liabilities

The components of Other long-term liabilities were as follows:

	March 31,	December 31,
(in millions)	2013	2012
Deferred taxes and other tax liabilities	$234.3	$246.1
Pension and other post-retirement obligations	23.7	23.9
Long-term workers compensation	17.0	17.0
Deferred credits	14.6	14.4
Deferred compensation	9.8	7.7
Other	1.5	1.6
Other long-term liabilities	$300.9	$310.7

Deferred credits consist primarily of contingent consideration for acquisitions and liabilities related to straight-line recognition of leases.

Note 19—Accumulated Other Comprehensive Income (Loss)

The changes in Accumulated other comprehensive loss by component for the three months ended March 31, 2013 were as follows:

(in millions)	Accrued post-retirement benefit liability(1)	Foreign currency translation	Hedging activities(2)	Total

Balance at December 31, 2012	$(34.1)	$(2.7)	$1.3	$(35.5)
Other comprehensive income (loss) before reclassifications	0.5	(10.3)	—	(9.8)
Amounts reclassified from accumulated other comprehensive loss	1.4	—	(0.1)	1.3
Income tax expense	(0.5)	—	—	(0.5)
Net other comprehensive income (loss)	1.4	(10.3)	(0.1)	(9.0)

Balance at March 31, 2013	$(32.7)	$(13.0)	$1.2	$(44.5)

The changes in Accumulated other comprehensive loss by component for the three months ended March 31, 2012 were as follows:

(in millions)	Accrued post-retirement benefit liability(1)	Foreign currency translation	Hedging activities(2)	Total

Balance at December 31, 2011	$(40.7)	$(5.9)	$1.6	$(45.0)
Other comprehensive income (loss) before reclassifications	—	4.3	—	4.3
Amounts reclassified from accumulated other comprehensive loss	1.3	—	(0.1)	1.2
Income tax expense	(0.5)	—	—	(0.5)
Net other comprehensive income (loss)	0.8	4.3	(0.1)	5.0

Balance at March 31, 2012	$(39.9)	$(1.6)	$1.5	$(40.0)

(1)   Current period amounts related to accrued post-retirement benefit liability are related to amortization of unrecognized actuarial gains and losses which is included in net periodic benefit cost for pension and other post-retirement welfare plans.  See Note 16.

(2)   Current period amounts related to hedging activities are a reduction to interest expense.  See Note 19 in the Company’s 2012 Annual Report on Form 10-K for more information.

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

Net sales decreased 3.6% in the first quarter of 2013 to $857.0 million, compared to $889.3 million for the same period in 2012.  Acquisitions in the Carlisle Interconnect Technologies and Carlisle Construction Materials segments contributed $29.2 million, or 3.3%, to net sales in the first quarter of 2013.  For the first quarter of 2013, organic sales decline of 6.8% primarily reflected lower volume.  Sales at our Brake & Friction segment declined by 28%, reflecting continued depressed demand from global manufacturers of construction and mining equipment. Both the Construction Materials and Transportation Products segments experienced modest sales decline due to unfavorable weather comparisons in the first quarter of 2013 versus the first quarter of 2012 that lowered demand in the commercial roofing market and, to a lesser extent, the outdoor power equipment market.  Partially offsetting this was 4.6% organic sales growth in our Interconnect Technologies segment on higher aerospace demand.  During the first quarter of 2013, the decrease in net sales from fluctuations in foreign currency exchange rates was less than 1%.

For the first quarter of 2013, EBIT (earnings before interest and taxes) declined by 27%, primarily due to lower sales volume most notably in the Brake & Friction segment, higher per-unit production costs due to lower production levels primarily at Transportation Products and Brake & Friction, and unfavorable mix changes at Interconnect Technologies and Transportation Products.  Our income from continuing operations, net of tax, of $55.3 million declined by 7.8% in the first quarter of 2013 from income of $60.0 million in the first quarter of 2012.  Included in income from continuing operations was a tax benefit of $13.0 million from a transaction with a foreign government that resulted in an increase in the tax basis of certain assets with a corresponding elimination of a deferred tax liability.

For the full year of 2013, we expect sales growth, as a percentage, from acquisitions and organic growth to total in the mid-single digits.  While demand in the off highway market for the Brake & Friction segment is expected to remain at current levels through the remainder of 2013, we expect sales and related EBIT growth in the Construction Materials and Interconnect Technologies segments in upcoming periods.  We are also expecting EBIT improvement at our Foodservice Products segment due to savings from restructuring activities completed in 2012.  As a result, for the full year 2013, we expect EBIT improvement over 2012.  We expect our EBIT margin (EBIT as a percent of Net Sales) to be similar to 2012.  Our ability to improve EBIT margin versus the prior year will be more challenging due to weakness in some of our markets and a potentially less favorable environment for some of Construction Material’s key raw materials.

Net Sales

	Three Months Ended March 31,			Acquisition	Volume	Price	Product	Exchange
(in millions)	2013	2012	Change	Effect	Effect	Effect	Mix Effect	Rate Effect

Net Sales	$857.0	$889.3	(3.6)%	3.3%	(7.0)%	0.2%	0.0%	(0.1)%

Organic sales decline of 6.8% during the first quarter of 2013 primarily reflected lower volume. Sales at our Brake & Friction segment declined by 28%, reflecting continued depressed demand from global manufacturers of construction and mining equipment. Both the Construction Materials and Transportation Products segments experienced modest sales decline due to unfavorable weather comparisons in the first quarter of 2013 versus the first quarter of 2012 impacting the commercial roofing market and, to a lesser extent, the outdoor power equipment market.  Partially offsetting this was 4.6% organic sales growth in our Interconnect Technologies segment related to aerospace demand.  During the first quarter of 2013, the decrease in net sales from fluctuations in foreign currency exchange rates was less than 1%.

Acquisitions in the Interconnect Technologies and Construction Materials segments contributed $29.2 million to net sales in the first quarter of 2013.

We have a long-term goal of achieving 30% of total net sales from outside the United States.  Total sales to customers located outside the United States of $185.6 million, or 21.7% of net sales, in the first quarter of 2013 compared to sales of $190.0 million, or 21.4% of net sales in the first quarter of 2012.  Decline in sales outside the United States reflected lower demand in Europe, Canada and the Asia Pacific region and the negative impact of currency fluctuation, partially offset by $11.1 million in sales contributed from the acquisitions of Hertalan and Thermax/Raydex.

Gross Margin

	Three Months Ended March 31,
	2013	2012	Change

Gross profit	$187.6	$211.2	(11.2)%

Gross margin	21.9%	23.7%

For the first quarter of 2013, our gross margin (gross profit expressed as a percentage of net sales) decreased 180 basis points versus the prior year period primarily due to lower sales volume, reduced overhead absorption as a result of lower production primarily within the Transportation Products and Brake & Friction segments and the negative impact of mix changes in our Interconnect Technologies and Transportation Products segments.  Partially offsetting these negative impacts were savings from the Carlisle Operating System.

Selling and Administrative Expenses

	Three Months Ended March 31,
	2013	2012	Change

Selling & Administrative	$108.8	$107.5	1.2%

As a percentage of net sales	12.7%	12.1%

Selling and administrative expenses in the first quarter of 2013 included $4.5 million in incremental selling expenses and administrative costs of acquired operations in the Interconnect Technologies and Construction Materials segments.  Partially offsetting this increase were lower costs in 2013 due to the non-recurrence of $0.8 million in acquisition costs in the Construction Materials segment for Hertalan recorded in 2012 and reduced administrative cost spending connected with cost reduction efforts.

Research and Development Expenses

	Three Months Ended March 31,
	2013	2012	Change

Research and Development	$9.4	$7.8	20.5%

As a percentage of net sales	1.1%	0.9%

The increase in research and development expenses during the first quarter of 2013 reflected $0.3 million in expenses related to acquisitions in the Interconnect Technologies and Construction Materials segments and increased activities related to product reengineering and development primarily in the Interconnect Technologies segment.

EBIT (Earnings Before Interest and Taxes)

	Three Months Ended March 31,
	2013	2012	Change

EBIT	$70.1	$96.2	(27.1)%

EBIT Margin	8.2%	10.8%

The 27% decline in EBIT from the first quarter of 2012 to the first quarter of 2013 was primarily attributable to lower sales volume in all of our segments with the exception of Interconnect Technologies, higher per-unit production costs due to lower production levels primarily in the Brake & Friction and Transportation Products segments and negative mix changes in the Interconnect Technologies and Transportation Products segments.  The 28% decline in sales at Brake & Friction had the most significant impact on our EBIT decline.  These negative impacts were partially offset by reduction in operating costs attributable to efficiencies gained through the Carlisle Operating System and savings from plant restructuring activities in the Transportation Products and Foodservice Products segments.

EBIT from the acquisitions of Thermax/Raydex in the Interconnect Technologies segment and Hertalan in the Construction Materials segment was $1.9 million for the first quarter of 2013 and included $1.1 million of additional Cost of goods sold related to the fair valuation of inventory for the Thermax/Raydex acquisition.  By comparison, EBIT in the prior year quarter included $4.6 million related to transaction costs and additional Cost of goods sold related to recording the acquired inventory at estimated fair value.

Interest Expense

	Three Months Ended March 31,
	2013	2012	Change

Gross interest expense	$8.4	$6.6
Interest income	(0.1)	(0.1)
Interest Expense, net	$8.3	$6.5	27.7%

Increase in interest expense for the first quarter of 2013 versus the same prior year period reflects higher long term borrowing levels.  In November 2012, we issued $350 million in 3.75% senior notes due 2022 and utilized the proceeds to pay down borrowings under our revolving credit facility and fund the acquisition of Thermax/Raydex in December 2012.

Income Taxes

	Three Months Ended March 31,
	2013	2012	Change

Income tax expense	$6.5	$29.7	(78.1)%

Effective tax rate	10.5%	33.1%

Our effective tax rate of 10.5% for the first quarter includes tax benefits pursuant to a tax election made in a foreign jurisdiction that resulted in an increase in the tax basis of certain assets with a corresponding elimination of a deferred tax liability.  The net tax impact of the transaction resulted in a $13.0 million benefit in the first quarter.   The year to date rate also decreased because of tax legislation passed in January 2013.  Our effective tax rate of 10.5% varies from the United States statutory rate of 35.0% primarily due to the foreign transaction discussed above, the January 2013 tax legislation, the deduction for U.S. production activities, and earnings in foreign jurisdictions taxed at rates lower than the U.S. federal rate.  We anticipate that the effective tax rate for the full year will approximate 30%.

Income from Continuing Operations and Net Income

	Three Months Ended March 31,
	2013	2012	Change

Income from continuing operations, net of tax	$55.3	$60.0	(7.8)%

EPS
Basic	$0.87	$0.96
Diluted	0.85	0.94

	Three Months Ended March 31,
	2013	2012	Change

Net Income	$55.2	$60.0	(8.0)%

EPS
Basic	$0.87	$0.96
Diluted	0.85	0.94

The decrease in income from continuing operations, net of tax, and in Net income during the first quarter of 2013 versus the prior comparative period was primarily attributable to the 27% decline in EBIT versus the prior year period partially offset by the aforementioned tax benefit recognized in the first quarter of 2013.

Acquisitions and Disposals

On December 17, 2012, we acquired certain assets and assumed certain liabilities of Thermax (“Thermax”), an unincorporated North American division of Belden Inc., and acquired all of the outstanding shares of Raydex/CDT Limited (“Raydex” and together with Thermax, “Thermax/Raydex”), a company incorporated in England and Wales, for total cash consideration of approximately $265.5 million, net of $0.1 million cash acquired.  We funded the acquisition with cash on hand, much of which was received from the proceeds of our November 20, 2012 $350 million senior notes offering.  Thermax/Raydex designs, manufactures, and sells wire and cable products for the commercial and military aerospace markets and certain industrial markets.  The acquisition of Thermax/Raydex adds capabilities and technology to strengthen our interconnect products business by expanding its product and service range to its customers.  Thermax/Raydex operates within the Interconnect Technologies segment. As of March 31, 2013, the preliminary amount of goodwill recorded related to the acquisition of Thermax/Raydex was approximately $100.9 million.

On March 9, 2012, we acquired 100% of the equity of Hertalan Holding B.V. (“Hertalan”) for a total cash purchase price of approximately €37.3 million, or $48.9 million, net of €0.1 million, or $0.1 million, cash acquired.  We funded the acquisition with borrowings under our $600 million senior unsecured revolving credit facility (the “Facility”) and cash on hand.  The acquisition of Hertalan strengthens our ability to efficiently serve European customers in the EPDM roofing market in Europe with local manufacturing and established distribution channels.  Hertalan operates within the Construction Materials segment. As of March 31, 2013, the final amount of goodwill recorded related to the acquisition of Hertalan was $13.5 million.

On December 2, 2011, we acquired 100% of the equity of Tri-Star for a total cash purchase price of approximately $284.8 million, net of $4.5 million cash acquired. We funded the acquisition with borrowings under the Facility. The acquisition of Tri-Star adds capabilities and technology to strengthen our interconnect products business by expanding our product and service range to our customers.  Tri-Star operates within the Interconnect Technologies segment. As of March 31, 2013, the final amount of goodwill recorded related to the acquisition of Tri-Star was $154.9 million.

On August 1, 2011, we acquired 100% of the equity of PDT for approximately €77.0 million, or $111.0 million, net of €5.3 million, or $7.6 million, cash acquired. Of the €82.3 million, or $118.6 million gross purchase price, €78.7 million, or $113.4 million, was paid in cash initially funded with borrowings under our previous revolving credit facility as well as cash on hand.  The purchase price includes contingent consideration based on future earnings.  The fair value of the contingent consideration related to the Company’s 2011 acquisition of PDT as of  March 31, 2013 was $10.0 million.  Settlement of the contingent consideration is expected to occur in June 2015.

PDT operates within the Construction Materials segment.  PDT is a leading manufacturer of EPDM-based (rubber) roofing membranes and industrial components serving European markets. The acquisition of PDT provides a platform to serve the European market for single-ply roofing systems, and expands our growth internationally.  As of March 31, 2013, the final amount of goodwill recorded related to the acquisition of PDT was $ 30.4 million. Included with the acquisition were $24.6 million in assets related to the PDT Profiles business, which we classified as held for sale at the date of acquisition.  We sold the PDT Profiles business on January 2, 2012 for $22.1 million with no pre-tax gain or loss recognized upon the sale.

Financial Reporting Segments

Carlisle Construction Materials (“CCM”)

	Three Months Ended March 31,
			Change	Change
(in millions)	2013	2012	$	%

Net Sales	$339.6	$353.9	$(14.3)	(4.0)%

EBIT	$35.8	$42.0	$(6.2)	(14.8)%

EBIT Margin	10.5%	11.9%

CCM’s sales decline of 4.0% during the first quarter of 2013 versus the prior year period reflected acquisition growth of 1.1% offset by organic sales decline of 5.1%.  The organic sales decline reflected lower sales volume partially offset by slightly higher selling price.  Harsher weather conditions during the first quarter of 2013 compared unfavorably to the first quarter of 2012, which had unseasonably drier weather.  In addition, sales during the first quarter of 2012 were higher in part due to our customers’ buying ahead of our April 1, 2012 price increase. CCM’s sales in Europe and Canada also declined due to unfavorable weather comparisons.  Reduced sales for CCM’s EPDM and TPO membrane products were partially offset by higher demand for its polyiso, waterproofing and coatings and Insulfoam product lines.  Acquisitions contributed $3.7 million to sales during the first quarter of 2013 reflecting two months’ results for Hertalan, which was acquired on March 9, 2012.

During the three months ended March 31, 2013, CCM’s EBIT margin decreased by 140 basis points versus the prior year period, reflecting lower sales volumes.  In addition, CCM incurred $1.7 million of startup costs related to commencement of production at its new polyiso facility in Washington.  CCM incurred increased raw material costs for its insulation products due to higher MDI (methylene diphenyl di-isocyanate) pricing impacted by rising benzene costs.  Included in EBIT in the first quarter of 2012 were $3.1 million in expenses related to the acquisition of Hertalan.

CCM has significant capital expenditure projects underway to address polyiso market demand, to expand our product offering and to enhance service levels while also improving margins.  During 2012, CCM commenced construction on a new 407,000 sq. ft. polyiso plant in Puyallup, WA in order to service increasing demand for energy efficient insulation solutions in the Pacific-

Northwest region.  Production and shipping at this facility commenced in the first quarter of 2013.   In 2012, CCM also began constructing a new, 370,000 square foot facility in Montgomery, NY in order to relocate polyiso operations from its current 168,000 square foot leased facility in Kingston, NY to serve the growing polyiso market in the northeast United States in a more cost effective, energy efficient and higher quality manner.  Production at the new Montgomery facility is expected to start in the second quarter of 2013.  In May 2012, we announced a project to establish a new PVC (polyvinyl chloride) roofing membrane manufacturing line at our Greenville, Illinois location.  PVC membrane comprises approximately 17.5% of the commercial roofing market and is a growing market segment.  The new manufacturing line is expected to be operational by 2014.  CCM’s total capital expenditures in 2013 are expected to be approximately $66 million.

CCM’s net sales and EBIT are generally higher in the second and third quarters of the year due to increased construction activity during these periods. Over the last several years, CCM’s commercial roofing business has shifted significantly towards re-roofing, which constitutes approximately 75% of its commercial activity.  The re-roofing market is less cyclical and relatively more stable than the new construction market due to the large base of installed roofs requiring replacement in a given year.  The percent of business attributable to re-roofing has fallen from levels of 85% in the prior year due to increases in commercial roofing related to new construction.

While unfavorable weather comparisons impacted results for the first quarter of 2013, we expect higher sales growth in upcoming periods based upon bidding activity and market indications in reroofing and new commercial construction.  Longer term, the outlook for commercial construction appears to be favorable.  For the full year, we expect moderate sales growth at CCM in the mid-to-high single digit percentage range, however maintaining current selling price levels or implementing selling price increases may be challenging.  As stated above, CCM has been facing higher raw material costs primarily impacting its insulation product lines.  Insulation products comprise a significant portion of CCM’s business.  CCM’s ability to recover higher raw material costs through price increases or surcharges is subject to significant price competition.

Carlisle Transportation Products (“CTP”)

	Three Months Ended March 31,
			Change	Change
(in millions)	2013	2012	$	%

Net Sales	$227.4	$240.0	$(12.6)	(5.3)%

EBIT	$14.5	$20.9	$(6.4)	(30.6)%

EBIT Margin	6.4%	8.7%

CTP’s net sales decrease of 5.3% during the three months ended March 31, 2013 primarily reflects lower sales volume and a slight decrease in selling price.  Sales in the outdoor power equipment market declined by 15%, reflecting unfavorable weather conditions for lawn and garden equipment, excess channel inventory that carried over from drought conditions in the U.S. in the middle of 2012 and some softness in consumer discretionary spending.  Sales in the agricultural/construction market also declined by 5%.  These declines were partially offset by increased demand for CTP’s high speed trailer products of 9%.

CTP’s EBIT during the first quarter of 2013 decreased versus the prior year period due to lower sales volume and higher per-unit production costs due to lower production levels.  In response to reduced demand in the outdoor power equipment market, CTP reduced production significantly and reduced its total inventory balance by 15% since the beginning of 2013.  These negative impacts were partially offset by savings from plant restructuring to consolidate belt production from Buji, China into the United States and Meizhou China that were completed in 2012.

Net sales and EBIT for CTP are generally higher in the first six months of the year due to peak sales volumes in the outdoor power equipment product line. Near term demand in the outdoor power equipment market may continue to experience softness due to higher existing inventory levels in our distribution channels.  Pricing for natural and synthetic rubber, key raw materials for CTP, have been declining; however, higher demand by the North American and Asian auto industries for rubber could result in higher costs for these raw materials.

As of March 31, 2013, the carrying value of CTP’s goodwill and intangible assets was $100.0 million and $2.7 million, respectively.  Goodwill and intangible assets with indefinite useful lives are tested at least annually for impairment or when evidence of a potential impairment exists. We did not recognize any goodwill or intangible asset impairment during the first quarter of 2013 related to CTP or any of our other segments. However, deterioration of the outlook for CTP could potentially result in a future impairment loss within this segment.  For additional information, refer to “Critical Accounting Policies”.

Carlisle Brake & Friction (“CBF”)

	Three Months Ended March 31,
			Change	Change
(in millions)	2013	2012	$	%

Net Sales	$90.8	$125.4	$(34.6)	(27.6)%

EBIT	$11.0	$24.0	$(13.0)	(54.2)%

EBIT Margin	12.1%	19.1%

Organic sales for CBF declined during the three months ended March 31, 2013 by 27.2%.  In addition, fluctuations in foreign exchange rates during the three months ended March 31, 2013 had a negative impact on sales of 0.4%.   Demand for CBF’s braking and friction applications to the construction and mining markets declined by 27% and 42%, respectively.  CBF’s primary markets in construction and mining are currently undergoing a decline that began in the second half of 2012  as global heavy equipment manufacturers in these markets began reducing orders significantly in response to slower growth conditions in emerging markets and excess inventory.  Sales to the agriculture market also declined by 5%.

EBIT margin decreased during the three months ended March 31, 2013 by 700 basis points at CBF reflecting lower sales volume and higher per-unit production costs due to lower production.

The CBF sales decline that began in the second quarter of 2012 appears to have stabilized during the first quarter of 2013 based upon customer forecasts, and CBF order bookings and backlog over the past several months.  Demand from certain of CBF’s key customers was significantly lower during the first quarter of 2013 versus the prior year.  Demand from these customers is now expected to remain relatively flat to current levels through the remainder of 2013.   The longer term outlook for CBF remains favorable due to the specialized nature of its friction and off-highway braking engineered products and applications, long term demand for infrastructure spending in developing regions such as Asia Pacific and South America, and the geographic diversity of CBF’s customer base.   CBF is also investing in new product development, such as carbon-carbon technology for off-highway braking applications, to pursue additional sales growth opportunities.

Carlisle Interconnect Technologies (“CIT”)

	Three Months Ended March 31,
			Change	Change
(in millions)	2013	2012	$	%

Net Sales	$141.2	$110.7	$30.5	27.6%

EBIT	$18.4	$16.7	$1.7	10.2%

EBIT Margin	13.0%	15.1%

CIT’s sales growth of 28% reflected organic growth of 4.6% and sales from the Thermax/Raydex acquisition of $25.5 million, or 23.0%.  Organic growth at CIT was driven by 8% growth in the aerospace market partially offset by a 7% decrease in sales to the military market and a 16% decrease in sales in the test and measurement market.  During the first quarter of 2013, sales for in-flight entertainment (IFE) applications did not grow as fast as in 2012 due to temporary delays at certain key customers.  In addition, sales for the Boeing 787 program did not ramp up to the level originally planned due to testing performed on the 787’s lithium battery by U.S. and Japanese regulatory authorities.

CIT’s EBIT margin decreased by 210 basis points in the three months ended March 31, 2013 versus the prior year period primarily on unfavorable mix changes and lower selling price, partially offset by higher sales volume.  EBIT contribution from the

Thermax/Raydex acquisition was $2.3 million.  EBIT for Thermax/Raydex in the first quarter of 2013 includes $1.1 million of acquisition costs primarily related to the fair valuation of acquired inventory.  By comparison, CIT’s EBIT in first quarter of 2012 included $1.5 million of costs related to its acquisition of Tri-Star.

We expect growth at CIT from the aerospace market, while still very favorable, to be overall more moderate in 2013 versus the high rate of growth experienced in 2012.  We expect organic growth at CIT in upcoming periods to be higher than the rate experienced in the first quarter of 2013 due to order strengthening throughout the first quarter of 2013. The expected increase in build rates for the Boeing 787 from its current 5 planes per month to 10 planes per month in 2013 may be delayed in the near term by the recent review of the Boeing 787 by regulatory agencies in the U.S. and Japan.   The outlook for other Boeing and Airbus legacy programs for which CIT is a supplier remains favorable.  Although growth for CIT’s IFE applications is expected to be moderately positive in 2013, the expanded use of personal devices to access onboard Wi-Fi during flights may reduce demand over the long term for CIT’s installed IFE connectivity applications.  However, increased in-flight Wi-Fi use may increase demand for CIT rack assembly and kit applications that support onboard Wi-Fi.  The market for military applications is expected to remain uncertain in 2013 due to ongoing government spending negotiations and the budget sequestration.

Carlisle FoodService Products (“CFSP”)

	Three Months Ended March 31,
			Change	Change
(in millions)	2013	2012	$	%

Net Sales	$58.0	$59.3	$(1.3)	(2.2)%

EBIT	$5.1	$5.5	$(0.4)	(7.3)%

EBIT Margin	8.8%	9.3%

CFSP’s sales decrease for the three months ended March 31, 2013 primarily reflected sales volume decline of 7% partially offset by selling price increases of 2%, which were implemented at the beginning of 2013, as well as lower rebates and allowances versus the prior year.  Demand in the foodservice market softened during the first quarter of 2013 partially due to the impact of the payroll tax increase. The decline in demand for products in the foodservice industry was partially offset by higher demand for healthcare foodservice products.

CFSP’s EBIT decreased 50 basis points primarily reflecting lower sales volume and additional expenses to ramp up production due to plant consolidation activities from 2012.  These negative impacts were partially offset by distribution cost savings realized from the closure of our Reno, NV and Zevenaar, The Netherlands facilities in 2012.

During 2012, to streamline operations, CFSP closed distribution centers in Reno, NV and Zevenaar, The Netherlands as well as exited a manufacturing facility in Changzhou, China.  The operations at these facilities were consolidated into CFSP’s headquarters in Oklahoma City, OK.  Annualized savings from these consolidation activities are estimated to be $5 million beginning in 2013, of which $1.1 million was realized through the first quarter of 2013.

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

Corporate expense

	Three Months Ended March 31,
(in millions)	2013	2012	Change $	Change %

Corporate expenses	$(14.7)	$(12.9)	$(1.8)	14.0%

As a percentage of net sales	(1.7)%	(1.5)%

Corporate expenses are largely comprised of compensation, benefits and travel expense for the corporate office staff.  Corporate expenses also include certain external audit fees attributable to corporate activities and internal audit expenses as well as certain costs associated with our corporate support in Asia Pacific and Europe.  We also maintain a captive insurance program for workers compensation costs on behalf of all the Carlisle operating companies. The increase in corporate expense for the first quarter of 2013 versus the prior year period reflects the immediate recognition of certain stock-based compensation awards based upon vesting eligibility.

Liquidity and Capital Resources

We maintain liquidity sources primarily consisting of cash and cash equivalents and the unused portion of our committed credit facility. As of March 31, 2013, we had $116.0 million of cash and cash equivalents on hand, of which $64.1 million was located in our wholly owned subsidiaries outside the United States.  Cash held by subsidiaries outside the United States is held in the currency of the country in which it is located or in U.S. dollars. Such cash is used to fund the operating activities of our foreign subsidiaries and for further investment in foreign operations. Generally, we consider such cash to be permanently reinvested in our foreign operations and our current plans do not demonstrate a need to repatriate such cash to fund U.S. operations and corporate activities. Repatriation of cash held by foreign subsidiaries may require the accrual and payment of taxes in the United States.

In addition, cash held by subsidiaries in China is subject to local laws and regulations that require government approval for conversion of such cash to and from U.S. dollars as well as for transfer of such cash to entities that are outside of China. As of March 31, 2013, we had cash and cash equivalents of $15.4 million located in wholly owned subsidiaries of the Company within China.

Sources and Uses of Cash and Cash Equivalents

	Three Months Ended March 31,
In millions	2013	2012	Change
Net cash provided by operating activities	$38.0	$48.3	$(10.3)
Net cash used in investing activities	(26.5)	(49.5)	23.0
Net cash used in financing activities	(7.5)	(5.9)	(1.6)
Effect of exchange rate changes on cash	(0.5)	1.3	(1.8)
Change in cash and cash equivalents	$3.5	$(5.8)

The decrease in net cash provided by operating activities of $10.3 million from the three months ended March 31, 2012 to the three months ended March 31, 2013 was primarily due to lower earnings during the three months ended March 31, 2013 versus the same prior year period and difference in usage of cash to fund working capital. Cash used for working capital and other assets and liabilities of $41.0 million for the three months ended March 31, 2013 compared to cash used of $37.4 for the three months ended March 31, 2012.  The unfavorable change in working capital primarily reflected higher usage of cash for payment of accrued expenses partially offset by lower usage for receivables and inventory reduction efforts.

We view the ratio of our average working capital balances (defined as the average of the quarter end balances of receivables, plus inventory less accounts payable) as a percentage of annualized sales (defined as year-to-date net sales calculated on an annualized basis) as an important measure of our ability to effectively manage our cash requirements in relation to changes in sales activity.  For both the three months ended March 31, 2013 and three months ended March 31, 2012, average working capital as a percentage of annualized sales was 22.3%.  We are focused on using the Carlisle Operating System across all the business segments to improve cash flow and key working capital measurements such as Days Sales Outstanding (DSO), Inventory Turns and Days Payable Outstanding (DPO).

Cash used in investing activities was $26.5 million for the three months ended March 31, 2013, compared to $ 49.5 million for the three months ended March 31, 2012. Capital expenditures were $26.8 million in the three months ended March 31, 2013 compared to capital expenditures of $ 22.0 million in the three months ended March 31, 2012. Construction Materials is completing construction of two new insulation materials facilities as well as establishing a new PVC manufacturing line.  We expect our full year capital expenditures will be approximately $120 million.

During the three months ended March 31, 2012, we utilized cash of $48.9 million to acquire Hertalan.  Also during the three months ended March 31, 2012, we received proceeds from the sale of the PDT profiles business of $22.1 million.

Cash used in financing activities for the three months ended March 31, 2013 as well as the three months ended March 31, 2012 primarily reflects the payment of dividends offset by increased cash from stock option activity.

Debt Instruments and Covenants

At March 31, 2013, we had $600 million available under our $600 million revolving credit facility. We were in compliance with all covenants and limitations under this facility as of March 31, 2013. We did not incur any borrowings under the revolving credit facility during the three months ended March 31, 2013.  In November 2012, we issued $350 million in 3.75% senior notes due 2022 and used the proceeds to repay our outstanding balance on the revolving credit facility as well as fund the acquisition of Thermax.

We also maintain a $45 million uncommitted line of credit, of which $45 million was available at March 31, 2013.

We have senior unsecured notes outstanding of $150 million due 2016 (at a stated interest rate of 6.125%), $250 million due 2020 (at a stated interest rate of 5.125%) and $350 million due 2022 (at a stated interest rate of 3.75%) that are rated BBB by Standard & Poor’s and Baa2 by Moody’s.  We view our debt to capital ratio (defined as short-term debt plus long-term debt divided by the sum of total Shareholders’ equity, long-term debt and short-term debt) as an important indicator of our ability to utilize debt in financing acquisitions. As of March 31, 2013, our debt to capital ratio was 29%.

Under the Company’s various debt and credit facilities, the Company is required to meet various restrictive covenants and limitations, including limitations on leverage ratios, interest coverage and limits on outstanding debt balances held by certain subsidiaries. The Company was in compliance with all covenants and limitations as of March 31, 2013 and December 31, 2012.

Critical Accounting Policies

Goodwill and Intangible Assets

Goodwill is not amortized but is tested annually for impairment at a reporting unit level.  Additionally, goodwill is tested for impairment on an interim basis if at any time facts and circumstances indicate that an impairment may have occurred.

As discussed in Item 7 of the Company’s 2012 Annual Report on Form 10-K under Critical Accounting Policies, we performed an interim goodwill impairment test for the Transportation Products reporting unit as of December 31, 2012 and found that the fair value of the reporting unit exceeded its carrying value by approximately 15%.

During the first quarter of 2013, the Transportation Products reporting unit experienced lower than anticipated sales in certain product lines as a result of unfavorable weather conditions as well as excess channel inventory that carried over from drought conditions in the U.S. during 2012.  In addition to the detrimental impact on CTP’s sales, these factors also resulted in lower production volumes which have impacted CTP’s operating margins on a per-unit basis.  Based on changes to forecasted cash flows related to the Transportation Products reporting unit, management determined at March 31, 2013 that such factors represented an indicator that the goodwill of approximately $100 million within the Transportation Products reporting unit may be impaired.  As such, management performed an interim goodwill impairment test for CTP as of March 31, 2013.

As of March 31, 2013, we estimated that CTP’s fair value exceeded its carrying value by only 6%.  Fair value was based on an income approach utilizing the discounted cash flow method. The discounted cash flow method required management to estimate future cash flows and discount those amounts to present value. The key assumptions that drove fair value as of March 31, 2013 were future EBIT margin and discount rate. We utilized historical and expected EBIT, based on actual results for the three months ended March 31, 2013 as well as historical experience.  We expect market conditions to improve as inventory levels are adjusted throughout the distribution channel, resulting in a normalization in sales volumes in future years.  While we believe that the assumptions utilized as of March 31, 2013 are appropriate, significant changes in the estimated future benefits of the restructuring activities and other cost reduction initiatives, along with continued revenue growth, price and availability of key raw materials, continued operating efficiencies, and discount rates may materially affect the Transportation Products reporting unit’s fair value.

While we believe our assumptions are appropriate, they are subject to uncertainty and by nature include judgments and estimates regarding various factors including the rate and extent of recovery in the markets that CTP serves, the realization of future sales price increases, fluctuation in price and availability in key raw materials, future operating efficiencies, and discount rates. Based on our sensitivity analysis a 100 basis point increase in the discount rate would reduce estimated fair value by approximately $58 million or a 100 basis point decrease in the EBIT margin assumption would reduce estimated fair value by approximately $71 million, either of which would result in the carrying value exceeding the estimated fair value.  This would require the Company to perform step two of the impairment test described more fully in Item 7 of the Company’s 2012 Annual Report on Form 10-K.

New Accounting Pronouncements

There are currently no new accounting standards that have been issued that are expected to have a significant impact on our financial position, results of operations, and cash flows upon adoption.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes in the Company’s market risk for the period ended March 31, 2013. For additional information, refer to Item 7A of the Company’s 2012 Annual Report on Form 10-K.

Item 4. Controls and Procedures

(a) Under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation and as of March 31, 2013, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective.

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

The Company typically obtains dismissals or settlements of its asbestos-related lawsuits with no material effect on its financial condition, results of operations, or cash flows.  The Company maintains insurance coverage that applies to a portion of certain of the Company’s defense costs and payments of settlements or judgments in connection with asbestos-related lawsuits, excluding punitive damages.

Based on an ongoing evaluation, the Company believes that the resolution of its pending asbestos claims will not have a material impact on the Company’s financial condition, results of operations, or cash flows, although these matters could result in the Company being subject to monetary damages, costs or expenses, and charges against earnings in particular periods.

In addition, from time-to-time the Company may be involved in various other legal actions arising in the normal course of business. In the opinion of management, the ultimate outcome of such actions, either individually or in the aggregate, will not have a material adverse effect on the consolidated financial position or annual operating cash flows of the Company, but may have a more than inconsequential impact on the Company’s results of operations for a particular period.

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

Item 1A. Risk Factors

During the three months ended March 31, 2013, there were no material changes to the risk factors disclosed in “PART I—Item 1A. Risk Factors” of the Company’s 2012 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of common stock during the three months ended March 31, 2013.

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

(101)                                           Interactive Data File

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Carlisle Companies Incorporated

April 24, 2013
	By:	/s/ Steven J. Ford
Name: Steven J. Ford
Title: Vice President and Chief Financial Officer