Form 10-Q
period 2013-06-30
CARLISLE COMPANIES INC
filed 2013-07-23
CIK 790051

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

Shares of common stock outstanding at July 18, 2013: 63,521,258

Item 1. Financial Statements

Carlisle Companies Incorporated

Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions except share amounts)	2013	2012	2013	2012

Net sales	$996.1	$984.6	$1,853.1	$1,873.9

Cost and expenses:
Cost of goods sold	755.9	729.2	1,425.3	1,407.3
Selling and administrative expenses	106.6	106.0	215.4	213.5
Research and development expenses	9.2	8.5	18.6	16.3
Impairment of assets	100.0	—	100.0	—
Other expense, net	1.9	0.6	1.2	0.3

Earnings before interest and income taxes	22.5	140.3	92.6	236.5

Interest expense, net	8.6	6.5	16.9	13.0
Earnings before income taxes from continuing operations	13.9	133.8	75.7	223.5

Income tax expense (Note 8)	5.7	44.4	12.2	74.1
Income from continuing operations	8.2	89.4	63.5	149.4

Discontinued operations (Note 5)
Income (loss) from discontinued operations	—	3.6	(0.1)	3.6
Income tax expense	—	0.2	—	0.2
Income (loss) from discontinued operations	—	3.4	(0.1)	3.4
Net income	$8.2	$92.8	$63.4	$152.8

Basic earnings per share attributable to common shares (Note 9)
Income from continuing operations	$0.13	$1.42	$1.00	$2.39
Income from discontinued operations	—	0.06	—	0.05
Basic earnings per share	$0.13	$1.48	$1.00	$2.44

Diluted earnings per share attributable to common shares (Note 9)
Income from continuing operations	$0.13	$1.39	$0.98	$2.34
Income from discontinued operations	—	0.06	—	0.05
Diluted earnings per share	$0.13	$1.45	$0.98	$2.39

Average shares outstanding - in thousands (Note 9)
Basic	63,409	62,419	63,343	62,166
Diluted	64,695	63,797	64,620	63,483

Dividends declared and paid	$12.8	$11.3	$25.6	$22.5
Dividends declared and paid per share	$0.20	$0.18	$0.40	$0.36

Comprehensive Income
Net income	$8.2	$92.8	$63.4	$152.8
Other comprehensive income (loss) (Note 19)
Change in foreign currency translation, net of tax	(0.1)	(8.7)	(10.4)	(4.4)
Change in accrued post-retirement benefit liability, net of tax	1.0	0.8	2.4	1.6
Loss on hedging activities, net of tax	(0.1)	(0.1)	(0.2)	(0.2)
Other comprehensive income (loss)	0.8	(8.0)	(8.2)	(3.0)
Comprehensive income	$9.0	$84.8	$55.2	$149.8

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

Carlisle Companies Incorporated

Condensed Consolidated Balance Sheets

	June 30,	December 31,
(in millions except share amounts)	2013	2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$168.2	$112.5
Receivables, less allowance of $5.6 in 2013 and $6.0 in 2012	597.5	482.7
Inventories (Note 11)	493.0	538.0
Deferred income taxes (Note 8)	42.9	43.1
Prepaid expenses and other current assets	26.7	29.0
Total current assets	1,328.3	1,205.3

Property, plant and equipment, net of accumulated depreciation of $665.9 in 2013 and $635.7 in 2012 (Note 12)	634.5	637.1

Other assets:
Goodwill, net (Note 13)	858.0	958.8
Other intangible assets, net (Note 13)	596.4	617.5
Other long-term assets	34.4	38.6
Non-current assets held for sale (Note 5)	10.8	—
Total other assets	1499.6	1,614.9

TOTAL ASSETS	$3,462.4	$3,457.3

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt, including current maturities (Note 15)	$—	$—
Accounts payable	283.5	259.7
Accrued expenses	164.8	193.3
Deferred revenue (Note 17)	16.9	17.6
Total current liabilities	465.2	470.6

Long-term liabilities:
Long-term debt (Note 15)	752.6	752.5
Deferred revenue (Note 17)	138.3	135.4
Other long-term liabilities (Note 18)	265.1	310.7
Total long-term liabilities	1,156.0	1,198.6

Shareholders’ equity:
Preferred stock, $1 par value per share. Authorized and unissued 5,000,000 shares	—	—
Common stock, $1 par value per share. Authorized 100,000,000 shares; 78,661,248 shares issued; 63,516,542 outstanding in 2013 and 63,127,299 outstanding in 2012	78.7	78.7
Additional paid-in capital	188.0	171.4
Deferred compensation equity (Note 7)	3.3	0.6
Cost of shares in treasury - 14,901,476 shares in 2013 and 15,249,714 shares in 2012	(211.1)	(215.4)
Accumulated other comprehensive loss (Note 19)	(43.7)	(35.5)
Retained earnings	1,826.0	1,788.3
Total shareholders’ equity	1,841.2	1,788.1

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,462.4	$3,457.3

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

Carlisle Companies Incorporated

Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
(in millions)	2013	2012

Operating activities
Net income	$63.4	$152.8
Reconciliation of net income to cash flows from operating activities:
Depreciation	39.4	37.0
Amortization	20.5	15.5
Non-cash compensation, net of tax benefit	8.6	4.0
Gain on sale of businesses	—	(3.7)
Loss on sale of property and equipment, net	0.9	0.8
Impairment of assets	100.0	—
Deferred taxes	(46.3)	(4.3)
Foreign exchange gain	(0.1)	—
Changes in assets and liabilities, excluding effects of acquisitions and divestitures:
Receivables	(118.3)	(138.7)
Inventories	42.7	(2.4)
Prepaid expenses and other assets	5.7	23.6
Accounts payable	24.8	49.7
Accrued expenses and deferred revenues	(26.6)	14.0
Long-term liabilities	6.0	5.2
Other operating activities	(1.2)	0.8
Net cash provided by operating activities	119.5	154.3

Investing activities
Capital expenditures	(49.4)	(60.6)
Acquisitions, net of cash	—	(49.3)
Proceeds from sale of property and equipment	0.3	—
Proceeds from sale of business	—	25.8
Net cash used in investing activities	(49.1)	(84.1)

Financing activities
Net change in short-term borrowings and revolving credit lines	(0.1)	(64.3)
Dividends	(25.6)	(22.5)
Stock options and treasury shares, net	11.8	18.5
Net cash used in financing activities	(13.9)	(68.3)

Effect of exchange rate changes on cash	(0.8)	0.2
Change in cash and cash equivalents	55.7	2.1
Cash and cash equivalents
Beginning of period	112.5	74.7
End of period	$168.2	$76.8

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

Unaudited financial information for operations by reportable segment is included in the following summary:

Three Months Ended June 30,	2013		2012
(in millions)	Sales(1)	EBIT	Sales(1)	EBIT

Carlisle Construction Materials	$490.5	$78.2	$470.0	$85.5
Carlisle Transportation Products	203.5	(86.8)	211.3	19.3
Carlisle Brake & Friction	93.6	12.4	125.3	23.9
Carlisle Interconnect Technologies	145.7	22.3	114.7	17.4
Carlisle FoodService Products	62.8	7.3	63.3	5.7
Corporate	—	(10.9)	—	(11.5)
Total	$996.1	$22.5	$984.6	$140.3

Six Months Ended June 30,	2013			2012
(in millions)	Sales(1)	EBIT	Assets(2)	Sales(1)	EBIT	Assets(2)

Carlisle Construction Materials	$830.1	$114.0	$979.1	$823.9	$127.5	$944.7
Carlisle Transportation Products	430.9	(72.3)	440.5	451.3	40.2	560.8
Carlisle Brake & Friction	184.4	23.4	605.3	250.7	47.9	700.4
Carlisle Interconnect Technologies	286.9	40.7	1,042.3	225.4	34.1	794.7
Carlisle FoodService Products	120.8	12.4	198.0	122.6	11.2	210.8
Corporate	—	(25.6)	197.2	—	(24.4)	85.2
Total	$1,853.1	$92.6	$3,462.4	$1,873.9	$236.5	$3,296.6

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

		Measurement	Revised
	Preliminary	Period	Preliminary
	Allocation	Adjustments	Allocation
		Six Months
	As of	Ended	As of
(in millions)	12/31/2012	6/30/2013	6/30/2013

Total cash consideration transferred	$265.6	$—	$265.6

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash & cash equivalents	$0.1	$—	$0.1
Receivables	14.3	—	14.3
Inventories	15.4	—	15.4
Prepaid expenses and other current assets	0.9	—	0.9
Property, plant and equipment	7.2	—	7.2
Definite-lived intangible assets	135.1	—	135.1
Indefinite-lived intangible assets	9.1	—	9.1
Accounts payable	(12.0)	—	(12.0)
Accrued expenses	(2.6)	—	(2.6)
Deferred tax liabilities	(2.8)	—	(2.8)

Total identifiable net assets	164.7	—	164.7

Goodwill	$100.9	$—	$100.9

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

		Measurement
	Preliminary	Period	Final
	Allocation	Adjustments	Allocation
		Twelve Months
	As of	Ended	As of
(in millions)	3/31/2012	3/9/2013	3/9/2013

Total cash consideration transferred	$49.3	$(0.3)	$49.0

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash & cash equivalents	$0.1	$—	$0.1
Receivables	3.7	—	3.7
Inventories	10.5	(1.0)	9.5
Prepaid expenses and other current assets	0.2	—	0.2
Property, plant and equipment	13.0	(0.1)	12.9
Definite-lived intangible assets	9.9	4.8	14.7
Indefinite-lived intangible assets	2.6	5.4	8.0
Other long-term assets	0.3	—	0.3
Accounts payable	(3.3)	—	(3.3)
Accrued expenses	(2.5)	—	(2.5)
Long-term debt	(1.3)	—	(1.3)
Deferred tax liabilities	(4.4)	(2.3)	(6.7)
Other long-term liabilities	(0.1)	—	(0.1)

Total identifiable net assets	28.7	6.8	35.5

Goodwill	$20.6	$(7.1)	$13.5

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

		Measurement
	Preliminary	Period	Final
	Allocation	Adjustments	Allocation
		Twelve Months
	As of	Ended	As of
(in millions)	12/31/2011	12/2/2012	12/2/2012

Total cash consideration transferred	$288.9	$0.4	$289.3

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash & cash equivalents	$4.5	$—	$4.5
Receivables	14.0	—	14.0
Inventories	22.8	—	22.8
Prepaid expenses and other current assets	5.6	—	5.6
Property, plant and equipment	15.4	(2.1)	13.3
Definite-lived intangible assets	112.0	9.5	121.5
Indefinite-lived intangible assets	28.0	(8.6)	19.4
Other long-term assets	0.1	—	0.1
Accounts payable	(6.5)	—	(6.5)
Accrued expenses	(4.4)	—	(4.4)
Deferred tax liabilities	(58.9)	3.4	(55.5)
Other long-term liabilities	(0.4)	—	(0.4)

Total identifiable net assets	132.2	2.2	134.4

Goodwill	$156.7	$(1.8)	$154.9

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

		Measurement
	Preliminary	Period	Final
	Allocation	Adjustments	Allocation
		Twelve Months
	As of	Ended	As of
(in millions)	12/31/2011	8/1/2012	8/1/2012
Consideration transferred:

Cash consideration	$113.4	$—	$113.4
Contingent consideration	5.2	—	5.2
Total cash consideration transferred	$118.6	$—	$118.6

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash & cash equivalents	$7.6	$—	$7.6
Receivables	12.2	—	12.2
Inventories	10.5	—	10.5
Prepaid expenses and other current assets	0.8	—	0.8
Current assets held for sale	3.6	—	3.6
Property, plant and equipment	3.4	—	3.4
Definite-lived intangible assets	57.1	—	57.1
Indefinite-lived intangible assets	6.9	—	6.9
Other long-term assets	0.1	—	0.1
Non-current assets held for sale	21.6	(0.6)	21.0
Accounts payable	(9.0)	—	(9.0)
Accrued expenses	(1.2)	—	(1.2)
Deferred tax liabilities	(21.5)	—	(21.5)
Other long-term liabilities	(3.3)	—	(3.3)

Total identifiable net assets	88.8	(0.6)	88.2

Goodwill	$29.8	$0.6	$30.4

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

Note 5—Discontinued Operations and Assets Held for Sale

For the three months ended June 30, 2013, the Company had no income before income taxes from discontinued operations. For the six months ended June 30, 2013, the Company had a loss before income taxes of $0.1 million pertaining primarily to legacy workers compensation claims.

As of June 30, 2013, the Company classified CCM’s Kent, WA facility and related assets as held-for-sale following the relocation of operations to Puyallup, WA.  The disposal group includes only long-lived tangible assets with a net book value of $3.9 million.

In the third quarter of 2012, the Company announced plans to restructure certain of CFS’s manufacturing and distribution operations.  As of June 30, 2013, assets held for sale includes $6.9 million of long-lived tangible assets related to the Reno, NV and Zevenaar, The Netherlands distribution centers.

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

Note 6—Exit and Disposal Activities

The following table represents the effect of exit and disposal activities related to continuing operations during the three and six months ended June 30, 2013 and 2012, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012
Cost of goods sold	$—	$1.8	$0.6	$1.9
Selling and administrative expenses	—	(0.2)	0.1	(0.2)
Other expense	—	—	—	0.3
Total exit and disposal costs	$—	$1.6	$0.7	$2.0

Exit and disposal activities by type of charge were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012
Termination benefits	$—	$1.7	$0.1	$1.7
Impairments	—	—	—	0.3
Other associated costs	—	(0.1)	0.6	—
Total exit and disposal costs	$—	$1.6	$0.7	$2.0

Exit and disposal accrual activities for the six months ended June 30, 2013 were as follows:

	Termination	Asset Write-	Other associated
(in millions)	Benefits	downs	costs	Total
Balance at December 31, 2012	$1.8	$—	$0.6	$2.4
2013 charges to expense and adjustments	0.1	—	0.6	0.7
2013 usage	(1.9)	—	(1.0)	(2.9)
Balance at June 30, 2013	$—	$—	$0.2	$0.2

Exit and disposal activities by segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012
Total by segment
Carlisle Construction Materials	$—	$0.3	$—	$0.3
Carlisle Transportation Products	—	1.5	0.3	1.6
Carlisle Brake & Friction	—	(0.2)	—	0.1
Carlisle FoodService Products	—	—	0.4	—
Total exit and disposal costs	$—	$1.6	$0.7	$2.0

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

Carlisle Transportation Products — During 2012, the Company transferred its remaining manufacturing operations in Buji, China.  The tire manufacturing operations were transferred from Buji to Meizhou, China.  The belt manufacturing operations were transferred from Buji to existing manufacturing facilities in Fort Scott, KS and Springfield, MO.   The total expected cost of the project is $2.9 million.  During the six months ended June 30, 2013, the Company incurred $0.3 million of exit and disposal costs related to the transfer of its Buji, China tire and belt manufacturing operations, consisting of early lease termination costs.    The Company expects no additional costs to be incurred related to this project.

Carlisle Brake & Friction — In the third quarter of 2011, the Company decided to close its braking plant in Canada.  The total cost of the project was $1.0 million, including $0.9 million of expense recognized in 2011 for employee termination costs and other associated costs.  Expenses of $0.1 million were recognized in 2012 reflecting $0.3 million expense for the write down of assets sold in connection with the plant closure, net of $0.2 million income to reverse an accrual for pension costs which will not be paid.  As of June 30, 2013, a $0.2 million liability, reported in Accrued expenses, exists for unpaid lease termination costs.  The Company expects no additional costs to be incurred related to this project.

Carlisle FoodService Products — In the third quarter of 2012, the Company announced plans to close its China manufacturing facility and its Zevenaar, Netherlands and Reno, NV distribution facilities.  Manufacturing operations were moved from China to Carlisle’s existing Oklahoma City, OK and Chihuahua, Mexico manufacturing facilities.  The distribution activities previously conducted at the Zevenaar, Netherlands and Reno, NV facilities were relocated to the Oklahoma City, OK distribution center or to third party distributors throughout Europe.  The total expected cost of the project is $5.7 million, including costs for impairment of long-lived assets, employee termination, contract termination, legal and consulting services, and relocation and retrofitting of plant assets of which $5.3 was incurred in 2012.  During the six months ended June 30, 2013, the Company incurred $0.4 million of exit and disposal costs for employee termination and equipment relocation.  The Company expects no additional costs to be incurred related to this project.

Note 7—Stock-Based Compensation

Stock-based compensation cost is recognized over the requisite service period, which generally equals the stated vesting period, unless the stated vesting period exceeds the date upon which an employee reaches retirement eligibility.  Pre-tax stock-based compensation expense was $2.9 million and $4.5 million for the three months ended June 30, 2013 and 2012, respectively and $10.9 million and $9.9 million for the six months ended June 30, 2013 and 2012, respectively.

2008 Executive Incentive Program

The Company maintains an Executive Incentive Program (the “Program”) for executives and certain other employees of the Company and its operating divisions and subsidiaries. The Program was approved by shareholders on April 20, 2004 and was amended and restated effective January 1, 2012. The Program allows for awards to eligible employees of stock options, restricted stock, stock appreciation rights, performance shares and units or other awards based on Company common stock. At June 30, 2013, 3,051,670 shares were available for grant under this plan, of which 686,985 shares were available for the issuance of stock awards.

2005 Nonemployee Director Equity Plan

The Company also maintains the Nonemployee Director Equity Plan (the “Plan”) for members of its Board of Directors, with the same terms and conditions as the Program. At June 30, 2013, 267,745 shares were available for grant under this plan, of which 37,745 shares were available for the issuance of stock awards. Members of the Board of Directors that receive stock-based compensation are treated as employees for accounting purposes.

Grants

For the six months ended June 30, 2013, the Company awarded 283,975 stock options, 71,255 restricted stock awards, 71,255 performance share awards and 11,313 restricted stock units with an aggregate grant-date fair value of approximately $16.9 million to be expensed over the requisite service period for each award.

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

Pre-tax share-based compensation expense related to stock options was $1.3 million and $1.6 million for the three months ended June 30, 2013 and 2012, respectively, and $2.4 million and $3.5 million for the six months ended June 30, 2013 and 2012, respectively.

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

Note 8—Income Taxes

The effective income tax rate on continuing operations for the six months ended June 30, 2013 was 16.1% compared to an effective income tax rate of 33.2% for the six months ended June 30, 2012.  The decrease in the year-to-date tax rate is primarily due to a tax election made in a foreign jurisdiction that resulted in an increase in the tax basis of certain assets with a corresponding elimination of a deferred tax liability.  The net tax impact of the transaction resulted in a $11.8 million benefit in the first six months of the year.   The year-to-date rate also decreased because of tax legislation passed in January 2013 related to taxation of foreign earned income and research and development expenditures.  The tax impact of the current period impairment of the goodwill of Carlisle Transportation Products is included in the estimated annual effective tax rate rather than as a discrete item in the second quarter of 2013.

The year-to-date effective tax rate of 16.1% varies from the United States statutory rate of 35.0% primarily due to the foreign transaction discussed above, the January 2013 tax legislation, the deduction for U.S. production activities, and earnings in foreign jurisdictions taxed at rates lower than the U.S. federal rate. The effective tax rate for the full year is expected to approximate 30%.

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

The following reflects the Income from continuing operations and share data used in the basic and diluted earnings per share computations using the two-class method:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions except share amounts)	2013	2012	2013	2012

Numerator:

Income from continuing operations	$8.2	$89.4	$63.5	$149.4
Less: dividends declared - common stock outstanding, unvested restricted shares and restricted share units	(12.8)	(11.3)	(25.6)	(22.5)
Undistributed earnings	(4.6)	78.1	37.9	126.9
Percent allocated to common shareholders (1)	99.5%	99.4%	99.5%	99.4%
	(4.6)	77.6	37.7	126.2
Add: dividends declared - common stock	12.7	11.2	25.5	22.4
Numerator for basic and diluted EPS	$8.1	$88.8	$63.2	$148.6

Denominator (in thousands):
Denominator for basic EPS: weighted-average common shares outstanding	63,409	62,419	63,343	62,166
Effect of dilutive securities:
Performance awards	353	505	353	505
Stock options	933	873	924	812
Denominator for diluted EPS: adjusted weighted average common shares outstanding and assumed conversion	64,695	63,797	64,620	63,483

Per share income from continuing operations:
Basic	$0.13	$1.42	$1.00	$2.39
Diluted	$0.13	$1.39	$0.98	$2.34

(1) Basic weighted-average common shares outstanding	63,409	62,419	63,343	62,166
Basic weighted-average common shares outstanding, unvested restricted shares expected to vest and restricted share units	63,737	62,783	63,670	62,529
Percent allocated to common shareholders	99.5%	99.4%	99.5%	99.4%

To calculate earnings per share for Income from discontinued operations and for Net income, the denominator for both basic and diluted earnings per share is the same as used in the above table. Income from discontinued operations and Net income were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions except share amounts)	2013	2012	2013	2012

Income from discontinued operations attributable to common shareholders for basic and diluted earnings per share	$—	$3.4	$(0.1)	$3.4

Net income attributable to common shareholders for basic and diluted earnings per share	$8.1	$92.2	$63.1	$151.9

Antidilutive stock options excluded from EPS calculation(2)	—	—	—	—

(2)Represents stock options excluded from the calculation of diluted earnings per share as such options had exercise prices in excess of the weighted-average market price of the Company’s common stock during these periods. Amounts in thousands.

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

Recurring Measurements

The fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
	Balance at	Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
(in millions)	2013	Level 1	Level 2	Level 3

Cash and cash equivalents	$168.2	$168.2	$—	$—
Short-term investments	1.1	1.1	—	—
Foreign currency forward contracts	0.2	—	0.2	—
Total assets measured at fair value	$169.5	$169.3	$0.2	$—

Commodity swap agreements	$1.6	$—	$1.6	$—
Contingent consideration	10.4	—	—	10.4
Foreign currency forward contracts	0.5	—	0.5	—
Total liabilities measured at fair value	$12.5	$—	$2.1	$10.4

Cash and cash equivalents include $3.3 million in money market accounts for the Company’s deferred compensation program.  Short-term investments of $1.1 million at June 30, 2013 consist of investments held in mutual funds for the Company’s deferred compensation program and are classified in the condensed consolidated balance sheet at June 30, 2013 in Prepaid expenses and other current assets.

Foreign exchange forward contracts at June 30, 2013 relate to contracts held for purposes of mitigating the Company’s exposure to fluctuations in foreign exchange rates, resulting from assets or liabilities that are held by certain of its operating subsidiaries in currencies other than the subsidiary’s functional currency.  Such forward contracts are valued at fair value using observable market inputs such as forward prices and spot prices of the underlying exchange rate pair. Based on these inputs, the derivative assets and liabilities are classified within Level 2 of the valuation hierarchy.  The Company has not designated these forward contracts as cash flow hedges and, accordingly, recognizes associated changes in fair value of the forwards through Other income (expense).  At June 30, 2013 the fair values of contracts based on the Japanese Yen and Canadian Dollar were $0.2 million asset and $0.5 million liability, respectively.  The fair values of these contracts are recorded within Prepaid expenses and other assets and Accrued expenses, respectively, in the condensed consolidated balance sheet as of June 30, 2013 as none of the contract terms exceed one year from the balance sheet date.

Commodity swap agreements at June 30, 2013 relate to swap agreements held for purposes of mitigating the Company’s exposure to fluctuations in the prices of silver and copper, which are key raw materials within the Interconnect Technologies segment.  Such swaps are valued using third-party valuation models that measure fair value using observable market inputs such as forward prices and spot prices of the underlying commodities. Based on these inputs, the derivative assets and liabilities are classified within Level 2 of the valuation hierarchy.  The Company has not designated these swaps as cash flow hedges and, accordingly, recognizes associated changes in fair value of the swaps through Other expense.  The fair value of these swaps is recorded within Accrued expenses in the condensed consolidated balance sheet as of June 30, 2013 as none of the swap terms exceed one year from the balance sheet date.

Contingent consideration represents fair value of the earn-out associated with the purchase of PDT and was estimated using a discounted cash flow model based on financial projections of the acquired company.  The fair value was €8.0 million, or $10.4 million, at June 30, 2013 and is recorded within Other long-term liabilities in the condensed consolidated balance sheet.  See Note 4 for further information regarding the PDT acquisition.

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

Non-Recurring Measurements

For the three months ended June 30, 2013, the Transportation Products segment recognized an estimated goodwill impairment charge of $100.0 million, reducing the carrying value of CTP’s goodwill to $0.  The estimated fair value of goodwill was determined using the residual value method as required by ASC 350, Goodwill and Other Intangible Assets.  This estimate was based on fair value determinations using Level 3 inputs.  See Note 13 for information regarding asset impairment within the Transportation Products segment.

See Note 4 for information regarding assets acquired and liabilities assumed in the Thermax/Raydex and Hertalan acquisitions measured at fair value at initial recognition.

Note 11—Inventories

The components of inventories at June 30, 2013 and December 31, 2012 were as follows:

	June 30,	December 31,
(in millions)	2013	2012

Finished goods	$313.7	$340.0
Work-in-process	59.8	55.8
Raw materials	154.2	169.3
Capitalized variances	3.7	8.6
Reserves	(38.4)	(35.7)
Inventories	$493.0	$538.0

Note 12—Property, Plant and Equipment

The components of property, plant and equipment at June 30, 2013 and December 31, 2012 were as follows:

	June 30,	December 31,
(in millions)	2013	2012

Land	$48.7	$45.8
Buildings and leasehold improvements	331.3	311.9
Machinery and equipment	875.0	845.2
Projects in progress	45.4	69.9

	1,300.4	1,272.8
Accumulated depreciation	(665.9)	(635.7)

Property, plant and equipment, net	$634.5	$637.1

Property, plant and equipment at December 31, 2012 includes assets acquired from Thermax/Raydex and Hertalan recorded at estimated fair value based on preliminary valuation studies.  See Note 4 for further information regarding these acquisitions.

Note 13—Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2013 were as follows:

	Construction	Transportation	Brake &	Interconnect	FoodService	Disc.
(in millions)	Materials	Products	Friction	Technologies	Products	Ops	Total
Gross balance at January 1, 2013	$127.2	$155.5	$226.7	$444.6	$60.3	$47.4	$1,061.7
Currency translation	(0.9)	—	(0.1)	0.2	—	—	(0.8)
Gross balance at June 30, 2013	126.3	155.5	226.6	444.8	60.3	47.4	1,060.9
Accumulated impairment losses	—	(155.5)	—	—	—	(47.4)	(202.9)
Net balance at June 30, 2013	$126.3	$—	$226.6	$444.8	$60.3	$—	$858.0

Goodwill Impairment

During the three months ended June 30, 2013, the Company’s Transportation Products reporting unit recognized an estimated goodwill impairment loss of $100.0 million due to a decline in the reporting unit’s estimated fair value relative to its carrying value.  Fair value was based on an income approach utilizing the discounted cash flow method.  The decline in the reporting unit’s estimated fair value was primarily driven by a rise in the underlying interest rates used to determine the discount rate utilized in the discounted cash flow method.  This rise in interest rates occurred substantially in the final month of the second quarter of 2013.  Given the timing of events leading to the impairment, as of June 30, 2013, the impairment loss is estimated.  ASC 350, Intangibles — Goodwill and Other requires that goodwill impairment be based on the implied value of a reporting unit’s goodwill based on the residual method in the same manner as goodwill is recognized in a business combination under ASC 805, Business Combinations.  Under the residual method, the implied fair value of the reporting unit’s goodwill is equal to the difference between the reporting unit’s fair value and the fair value of the reporting unit’s assets and liabilities, both recognized and unrecognized.  Management is currently in the process of finalizing the fair value of CTP’s assets and liabilities, including indentifiable intangible assets that are not currently recognized, nor will be recognized, in CTP’s carrying value.  Management expects to complete this process in the third quarter of 2013.

The Company’s Other intangible assets, net at June 30, 2013, were as follows:

	Acquired	Accumulated	Net Book
(in millions)	Cost	Amortization	Value

Assets subject to amortization:
Patents	$135.3	$(24.4)	$110.9
Customer Relationships	440.0	(81.6)	358.4
Other	20.6	(10.7)	9.9
Assets not subject to amortization:
Trade names	117.2	—	117.2

Other intangible assets, net	$713.1	$(116.7)	$596.4

The Company’s Other intangible assets, net at December 31, 2012, were as follows:

	Acquired	Accumulated	Net Book
(in millions)	Cost	Amortization	Value

Assets subject to amortization:
Patents	$133.2	$(20.0)	$113.2
Customer Relationships	441.4	(68.3)	373.1
Other	20.9	(9.7)	11.2
Assets not subject to amortization:
Trade names	120.0	—	120.0

Other intangible assets, net	$715.5	$(98.0)	$617.5

Estimated amortization expense for the remainder of 2013 and the next four years is as follows: $18.9 million remaining in 2013, $37.1 million in 2014, $36.3 million in 2015, $35.4 million in 2016, and $34.6 million in 2017.

The net carrying values of the Company’s Other intangible assets by reportable segment were as follows:

	June 30,	December 31,
(in millions)	2013	2012

Carlisle Construction Materials	$85.7	$89.7
Carlisle Transportation Products	2.7	2.7
Carlisle Brake & Friction	133.3	136.8
Carlisle Interconnect Technologies	341.2	353.4
Carlisle FoodService Products	33.5	34.9

Total	$596.4	$617.5

Note 14—Commitments and Contingencies

Leases

The Company currently leases a portion of its manufacturing facilities, distribution centers, and equipment, some of which include scheduled rent increases stated in the lease agreement generally expressed as a stated percentage increase of the minimum lease payment over the lease term.  The Company currently has no leases that require rent to be paid based on contingent events nor has it received any lease incentive payments.  Rent expense was $15.2 million and $15.4 million for the six months ended June 30, 2013 and 2012, respectively, inclusive of rent based on scheduled rent increases and rent holidays recognized on a straight-line basis.  Future minimum payments under the Company’s various non-cancelable operating leases are approximately $11.6 million for the remainder of 2013, $19.6 million in 2014, $15.5 million in 2015, $12.8 million in 2016, $10.3 million in 2017, and $17.1 million thereafter.

Purchase Obligations

Although the Company has entered into purchase agreements for certain key raw materials, there were no such contracts with a term exceeding one year in place at June 30, 2013.

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

The Company has accrued approximately $25.3 million and $24.1 million related to workers’ compensation claims at June 30, 2013 and December 31, 2012, respectively.  At June 30, 2013, $8.3 million and $ 17.0 million are included in Accrued expenses and Other long-term liabilities, respectively, in the condensed consolidated balance sheet.  The liability related to workers’ compensation claims, both those reported to the Company and those incurred but not yet reported, is estimated based on actuarial estimates and loss development factors and the Company’s historical loss experience.

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

Note 15—Borrowings

As of June 30, 2013 and December 31, 2012 the Company’s borrowings were as follows:

	June 30,	December 31,
(in millions)	2013	2012

3.75% notes due 2022, net of unamortized discount of ($1.0) and ($1.1) respectively	$349.0	$348.9
5.125% notes due 2020, net of unamortized discount of ($0.8) and ($0.9) respectively	249.2	249.1
6.125% notes due 2016, net of unamortized discount of ($0.4) and ($0.4) respectively	149.6	149.6
Revolving credit facility	—	—
Industrial development and revenue bonds through 2018	4.5	4.5
Other, including capital lease obligations	0.3	0.4

Total long-term debt	752.6	752.5
Less current portion	—	—

Total long-term debt, net of current portion	$752.6	$752.5

Revolving Credit Facilities

As of June 30, 2013 the Company had $600.0 million available under its Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”) administered by JPMorgan Chase Bank, N.A.  During the six months ended June 30, 2013 there was no interest on borrowings under the revolving credit facility; the average interest rate of borrowings under the revolving credit facility for the six months ended June 30, 2012 was 1.32%.

Uncommitted Line of Credit

The Company also maintains an uncommitted line of credit of which $45.0 million was available for borrowing as of June 30, 2013 and December 31, 2012.  The average interest rate on the uncommitted line of credit was 1.5% for the six months ended June 30, 2012.  There were no borrowings under the uncommitted facility for the six months ended June 30, 2013.

Covenants and Limitations

Under the Company’s various debt and credit facilities, the Company is required to meet various restrictive covenants and limitations, including certain net worth, cash flow ratios, and limits on outstanding debt balances held by certain subsidiaries. The Company was in compliance with all covenants and limitations as of June 30, 2013 and December 31, 2012.

Other Matters

Cash payments for interest were $17.4 million and $13.5 million in the six months ended June 30, 2013 and 2012, respectively. Interest expense, net is presented net of interest income of $0.1  million and $0.2 million in the six months ended June 30, 2013 and 2012, respectively.

At June 30, 2013, the fair value of the Company’s par value $350 million, 3.75% senior notes due 2022, $250 million, 5.125% senior notes due 2020, and par value $150 million, 6.125% senior notes due 2016, using the Level 2 inputs, was approximately $340.9 million, $267.7 and $166.9  million, respectively. Fair value is estimated based on current yield rates plus the Company’s estimated credit spread available for financings with similar terms and maturities.

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

Components of net periodic benefit cost were as follows:

	Pension Benefits				Post-retirement Benefits
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
(in millions)	2013	2012	2013	2012	2013	2012	2013	2012

Service cost	$1.3	$1.2	$2.6	$2.3	$—	$—	$—	$—
Interest cost	2.0	2.5	3.9	5.0	0.1	0.1	0.1	0.2
Expected return on plan assets	(3.1)	(3.5)	(6.1)	(7.1)	—	—	—	—
Amortization of unrecognized loss	1.4	1.3	2.8	2.6	—	—	0.1	—

Net periodic benefit cost	$1.6	$1.5	$3.2	$2.8	$0.1	$0.1	$0.2	$0.2

The Company made no contributions to the pension plans during the three and six months ended June 30, 2013, respectively.  No minimum contributions to the pension plans are required in 2013.  However, during 2013 the Company expects to pay approximately $1.1 million in participant benefits under the executive supplemental and director plans.  The Company expects to make discretionary contributions between $0.0 and $4.0 million to its other pension plans in 2013.

Defined Contribution Plans

The Company maintains defined contribution plans covering a significant portion of its employees. Expenses for the plans were approximately $2.9 million and $2.7 million for the three months ended June 30, 2013 and 2012, respectively and $6.5 million and $6.1 million for the six months ended June 30, 2013 and 2012, respectively. Full year contributions in 2013 are expected to approximate $12.2 million.

ESOP Plan

The Company sponsors an employee stock ownership plan (“ESOP”) as part of one of its existing defined contribution plans. Costs for the ESOP are included in the previously discussed expenses. The ESOP is available to eligible domestic employees and includes a match of contributions made by plan participants to the savings plan up to a maximum of 4.0% of a participant’s eligible compensation, divided between cash and an employee-directed election of the Company’s common stock, not to exceed 50% of the total match, for non-union employees. Union employees’ match may vary and is based on negotiated union agreements. Participants are not allowed to direct savings plan contributions to an investment in the Company’s common stock. Total shares held by the ESOP were 1.7 million and 1.8 million at June 30, 2013 and December 31, 2012, respectively.

Note 17—Product Warranties

The Company offers various warranty programs on its products, primarily installed roofing systems, braking  products, tires and wheels, aerospace cables and assemblies, and foodservice equipment. The change in the Company’s aggregate product warranty liabilities, including accrued costs and loss reserves associated with extended product warranties, for the period ended June 30, 2013 is as follows:

(in millions)	2013

December 31, 2012 reserve	$16.9
Current year provision	8.5
Current year claims	(8.7)

June 30, 2013 reserve	$16.7

The Company also offers separately priced extended warranty contracts on sales of certain products, the most significant being those offered on its installed roofing systems within the Construction Materials segment.  The amount of revenue recognized due to extended product warranty revenues was $4.3 million and $4.2 million for the three months ended June 30, 2013 and 2012, respectively and $8.5 million and $8.3 million for the six months ended June 30, 2013 and 2012, respectively.

Product warranty deferred revenue as of June 30, 2013 and December 31, 2012 was as follows:

	June 30,	December 31,
(in millions)	2013	2012

Deferred revenue
Current	$16.5	$16.8
Long-term	138.3	135.4

Deferred revenue liability	$154.8	$152.2

In addition to deferred revenue related to extended warranty contracts, current Deferred revenue includes $0.4 million and $0.8 million as of June 30, 2013 and December 31, 2012, respectively, related primarily to contracts on brake pads.

Note 18—Other Long-Term Liabilities

The components of Other long-term liabilities were as follows:

	June 30,	December 31,
(in millions)	2013	2012

Deferred taxes and other tax liabilities	$198.4	$246.1
Pension and other post-retirement obligations	23.6	23.9
Long-term workers compensation	17.0	17.0
Deferred credits	14.8	14.4
Deferred compensation	10.0	7.7
Other	1.3	1.6

Other long-term liabilities	$265.1	$310.7

Deferred credits consist primarily of contingent consideration for acquisitions and liabilities related to straight-line recognition of leases.

Note 19—Accumulated Other Comprehensive Income (Loss)

The changes in Accumulated other comprehensive loss by component for the three months ended June 30, 2013 were as follows:

	Accrued	Foreign
	post-retirement	currency	Hedging
(in millions)	benefit liability(1)	translation	activities(2)	Total

Balance at March 31, 2013	$(32.7)	$(13.0)	$1.2	$(44.5)
Other comprehensive income (loss) before reclassifications	—	(0.1)	—	(0.1)
Amounts reclassified from accumulated other comprehensive loss	1.5	—	(0.2)	1.3
Income tax expense	(0.5)	—	0.1	(0.4)
Net other comprehensive income (loss)	1.0	(0.1)	(0.1)	0.8
Balance at June 30, 2013	$(31.7)	$(13.1)	$1.1	$(43.7)

The changes in Accumulated other comprehensive loss by component for the three months ended June 30, 2012 were as follows:

	Accrued	Foreign
	post-retirement	currency	Hedging
(in millions)	benefit liability(1)	translation	activities(2)	Total

Balance at March 31, 2012	$(39.9)	$(1.6)	$1.5	$(40.0)
Other comprehensive income (loss) before reclassifications	—	(8.7)	—	(8.7)
Amounts reclassified from accumulated other comprehensive loss	1.3	—	(0.2)	1.1
Income tax expense	(0.5)	—	0.1	(0.4)
Net other comprehensive income (loss)	0.8	(8.7)	(0.1)	(8.0)
Balance at June 30, 2012	$(39.1)	$(10.3)	$1.4	$(48.0)

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

The changes in Accumulated other comprehensive loss by component for the six months ended June 30, 2013 were as follows:

	Accrued	Foreign
	post-retirement	currency	Hedging
(in millions)	benefit liability(1)	translation	activities(2)	Total

Balance at December 31, 2012	$(34.1)	$(2.7)	$1.3	$(35.5)
Other comprehensive income (loss) before reclassifications	0.5	(10.4)	—	(9.9)
Amounts reclassified from accumulated other comprehensive loss	2.9	—	(0.3)	2.6
Income tax expense	(1.0)	—	0.1	(0.9)
Net other comprehensive income (loss)	2.4	(10.4)	(0.2)	(8.2)
Balance at June 30, 2013	$(31.7)	$(13.1)	$1.1	$(43.7)

The changes in Accumulated other comprehensive loss by component for the six months ended June 30, 2012 were as follows:

	Accrued	Foreign
	post-retirement	currency	Hedging
(in millions)	benefit liability(1)	translation	activities(2)	Total

Balance at December 31, 2011	$(40.7)	$(5.9)	$1.6	$(45.0)
Other comprehensive income (loss) before reclassifications	—	(4.4)	—	(4.4)
Amounts reclassified from accumulated other comprehensive loss	2.6	—	(0.3)	2.3
Income tax expense	(1.0)	—	0.1	(0.9)
Net other comprehensive income (loss)	1.6	(4.4)	(0.2)	(3.0)
Balance at June 30, 2012	$(39.1)	$(10.3)	$1.4	$(48.0)

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

Net sales increased 1.2% in the second quarter of 2013 to $996.1 million, compared to $984.6 million for the same period in 2012.  Acquisitions in the Interconnect Technologies segment contributed $26.0 million, or 2.6%, to net sales in the second quarter of 2013.  For the second quarter of 2013, organic sales declined 1.4% primarily reflecting lower sales at our Brake & Friction and Transportation Products segments.  The Brake & Friction segment was impacted by significantly lower demand in the construction and mining markets.  Sales in the Transportation Products segment were negatively impacted by unfavorable weather conditions reducing demand for its outdoor power equipment and agriculture/construction products.  Partially offsetting this was higher commercial roofing demand at our Construction Materials segment and growth in aerospace at our Interconnect Technologies segment.  During the second quarter of 2013, the decrease in net sales from fluctuations in foreign currency exchange rates was negligible.

For the second quarter of 2013, EBIT (earnings before interest and taxes) declined by 84%, primarily due to the non-cash pre-tax charge of $100.0 million for goodwill impairment recorded in the Transportation Products segment due to a decline in the segment’s fair value primarily resulting from a rise in underlying interest rates used to determine fair value.  In addition to the impact of the impairment charge, our EBIT declined versus the prior year due to lower sales volume most notably in the Brake & Friction segment, higher per-unit production costs due to lower production levels primarily at Transportation Products and Brake & Friction, and lower selling price realization at our Construction Materials segment.  Our income from continuing operations, net of tax, of $8.2 million declined by 91% in the second quarter of 2013, from income of $89.4 million in the second quarter of 2012, primarily due to the after-tax impact of the impairment charge of $66.1 million, as well as lower sales and production volume impacting earnings.

For the six months ended June 30, 2013, net sales decreased 1.1% to $1.85 billion, compared to $1.87 billion for the same period in 2012.  Acquisitions in the Interconnect Technologies and Construction Materials segments contributed $55.2 million, or 3.0%, to net sales in the first six months of 2013.  For the first six months of 2013, organic sales decline of 4.1% primarily reflected lower volume at our Brake & Friction and Transportation Products segments.  Partially offsetting this was 4.5% organic sales growth in our Interconnect Technologies segment on higher aerospace demand.

For the first six months of 2013, our EBIT declined by 61%, primarily due to the $100.0 million impairment charge at Transportation Products. In addition to the impairment charge, our EBIT declined due to lower sales volume and higher per-unit production costs primarily at Brake & Friction and Transportation Products and unfavorable selling price versus raw material costs.  Our income from continuing operations, net of tax, of $63.5 million declined by 57% in the first six months of 2013 from income of $149.4 million in the first six months of 2012, primarily due to the after-tax impact of the impairment charge, lower sales and production volume impacting earnings, partially offset by a $11.8 million tax benefit recognized during the first six months of 2013.

On July 23, 2013, after the completion of restructuring activities and the stabilization of operations at Transportation Products, we announced our intention to explore strategic options for this segment, which could include a possible sale of the business.  We have retained SunTrust Robinson Humphrey as financial advisor to assist in evaluating strategic alternatives for Transportation Products.

For the full year of 2013, we expect sales growth from acquisitions and organic growth to total in the low-to-mid single digit percent range, up from our year-to-date sales decline of 1.1% due to favorable outlook in the commercial roofing and aerospace markets for our Construction Materials and Interconnect Technologies segments, respectively.  We are also expecting continued EBIT improvement at our Foodservice Products segment due to savings from restructuring activities completed in 2012.  As a result, we anticipate a modest increase in EBIT, excluding the impact of the impairment charge, for the full year 2013 versus 2012.  We expect EBIT margin, excluding the impairment charge, to be slightly less than the 11.7% EBIT margin achieved in 2012.

Net Sales

	Three Months Ended June 30,			Acquisition	Volume	Price	Product	Exchange
(in millions)	2013	2012	Change	Effect	Effect	Effect	Mix Effect	Rate Effect

Net Sales	$996.1	$984.6	1.2%	2.6%	(0.8)%	(0.8)%	0.2%	—%

	Six Months Ended June 30,			Acquisition	Volume	Price	Product	Exchange
(in millions)	2013	2012	Change	Effect	Effect	Effect	Mix Effect	Rate Effect

Net Sales	$1,853.1	$1,873.9	(1.1)%	3.0%	(3.8)%	(0.4)%	0.1%	—%

For the second quarter of 2013, organic sales decreased 1.4% primarily reflecting 25% lower sales at our Brake & Friction segment and 3.7% lower sales at our Transportation Products segment.  This decline was partially offset by 4.4% growth at our Construction Materials segment and 4.3% organic growth at our Interconnect Technologies segment.  The acquisition of Thermax and Raydex (collectively “Thermax/Raydex”) in the Interconnect Technologies segment contributed $26.0 million to net sales in the second quarter of 2013.  During the second quarter of 2013, the decrease in net sales from fluctuations in foreign currency exchange rates was negligible.

For the first six months of 2013, the 4.1% organic sales decline primarily reflected lower volume at our Brake & Friction and Transportation Products segments partially offset by higher sales volume at our Interconnect Technologies segment.  Organic sales growth at Construction Materials was relatively level during the first six month of 2013 versus the prior year.  Acquisitions in the Interconnect Technologies and Construction Materials segments contributed $55.2 million to net sales in the first six months of 2013.

We have a long-term goal of achieving 30% of total net sales from outside the United States.  Total sales to customers located outside the United States declined from $406.1 million in the first six months of 2012, or 21.7% of net sales, to $400.4 million in the first six months of 2013, or 21.6% of net sales. The acquisitions of Thermax/Raydex in the Interconnect Technologies segment and Hertalan in the Construction Materials segment contributed $19.1 million in global sales during the first six months of 2013.  This was partially offset by a year-to-date decline in organic sales to Europe and Asia.

Gross Margin

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2013	2012	Change	2013	2012	Change

Gross profit	$240.2	$255.4	(6.0)%	$427.8	$466.6	(8.3)%

Gross margin	24.1%	25.9%		23.1%	24.9%

For the second quarter of 2013, our gross margin (gross profit expressed as a percentage of net sales) decreased 180 basis points versus the prior year period primarily due to lower sales volume, reduced overhead absorption as a result of lower production primarily within the Transportation Products and Brake & Friction segments and lower selling prices versus raw material expenses in the Construction Materials segment.  These negative impacts were partially offset by savings from the Carlisle Operating System and savings within our Foodservice Products segment from plant restructuring activities from the prior year.  These factors similarly impacted our gross margin for the first six months of 2013 versus the prior year.  Included in gross margin for the first six months of 2013, was $1.1 million of additional Cost of goods sold related to the fair valuation of inventory for the Thermax/Raydex acquisition in the Interconnect Technologies segment.  By comparison, included in gross margin for the first six months of 2012 was additional Cost of goods sold of $2.6 million related to the fair valuation of inventory for the Hertalan acquisition in the Construction Materials segment and the Tri-Star acquisition in the Interconnect Technologies segment.

Selling and Administrative Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2013	2012	Change	2013	2012	Change

Selling & Administrative	$106.6	$106.0	0.6%	$215.4	$213.5	0.9%

As a percentage of net sales	10.7%	10.8%		11.6%	11.4%

Selling and administrative expenses in the second quarter of 2013 included $3.8 million in incremental selling expenses and administrative costs of acquired operations in the Interconnect Technologies segment.  This increase was partially offset by reduced administrative cost spending connected with cost reduction efforts.

Selling and administrative expenses in the first six month of 2013 included $8.3 million in incremental selling expenses and administrative costs of acquired operations in the Interconnect Technologies and Construction Materials segments.  Partially offsetting this increase were lower costs in 2012 due to the non-recurrence of $0.8 million in acquisition costs in the Construction Materials segment for Hertalan recorded in the first half of 2012 and reduced spending on administrative expenses connected with cost reduction efforts.

Research and Development Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2013	2012	Change	2013	2012	Change

Research and Development	$9.2	$8.5	8.2%	$18.6	$16.3	14.1%

As a percentage of net sales	0.9%	0.9%		1.0%	0.9%

The increase in research and development expenses during the three and six month periods ended June 30, 2013, reflected $0.3 million and $0.6 million, respectively, in expenses related to acquisitions in our Construction Materials and Interconnect Technologies segments and increased activities related to product reengineering and development primarily in the Interconnect Technologies segment.

Goodwill Impairment

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2013	2012	Change	2013	2012	Change

Goodwill Impairment	$100.0	$—	100.0%	$100.0	$—	100.0%

As a percentage of net sales	10.0%	—%		5.4%	—%

During the three months ended June 30, 2013, our Transportation Products segment recognized an estimated goodwill impairment loss of $100.0 million due to a decline in this reporting unit’s estimated fair value relative to its carrying value.  Fair value was based on an income approach utilizing the discounted cash flow method.  The decline in the reporting unit’s estimated fair value was primarily driven by a rise in the underlying interest rates used to determine the discount rate utilized in the discounted cash flow method.  This rise in interest rates occurred substantially in the final month of the quarter.  Given the timing of events leading to the impairment, as of June 30, 2013, the impairment loss is estimated.  ASC 350, Intangibles — Goodwill and Other requires that goodwill impairment be based on the implied value of a reporting unit’s goodwill based on the residual method in the same manner as goodwill is recognized in a business combination under ASC 805, Business Combinations.  Under the residual method, the implied fair value of the reporting unit’s goodwill is equal to the difference between the reporting unit’s fair value and the fair value of the reporting unit’s assets and liabilities, both recognized and unrecognized.  Management is currently in the process of finalizing the fair value of CTP’s assets and liabilities, including identifiable intangible assets that are not currently recognized, nor will be recognized, in CTP’s carrying value.  Management expects to complete this process in the third quarter.

Other Loss (Income), net

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2013	2012	Change	2013	2012	Change

Other Loss (Income), net	$1.9	$0.6	216.7%	$1.2	$0.3	300.0%

As a percentage of net sales	0.2%	0.1%		0.1%	—%

Other loss, net in the three and six month periods ending June 30, 2013 primarily reflects fair value adjustments related to future dated commodity swap agreements in the  Interconnect Technologies segment and contingent consideration for the PDT acquisition in the Construction Materials segment.

EBIT (Earnings Before Interest and Taxes)

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2013	2012	Change	2013	2012	Change

EBIT	$22.5	$140.3	(84.0)%	$92.6	$236.5	(60.8)%

EBIT Margin	2.3%	14.2%		5.0%	12.6%

The 84% decline in EBIT from the second quarter of 2012 to the second quarter of 2013 was primarily attributable to the $100.0 million impairment charge at our Transportation Products segment.  In addition to the impairment charge, our EBIT declined in the second quarter of 2013 due to lower sales volume at our Brake & Friction and Transportation Products segments, higher per-unit production costs due to lower production levels primarily in the Brake & Friction and Transportation Products segments and lower selling price and higher raw material costs at Construction Materials.  These negative impacts were partially offset by reduction in operating costs attributable to efficiencies gained through the Carlisle Operating System, higher sales at our Construction Materials and

Interconnect Technologies segments, contributions from acquisitions and savings from plant restructuring activities in the Foodservice Products segment.  The 61% decline in EBIT for the first six months of 2013 was similarly impacted by the above noted factors.

EBIT from the acquisition of Thermax/Raydex in the Interconnect Technologies segment during the three months ended June 30, 2013 was $4.7 million.  During the six months ended June 30, 2013, EBIT from the acquisitions of Thermax/Raydex in the Interconnect Technologies segment and from Hertalan in the Construction Materials segment totaled $6.6 million and included $1.1 million of acquisition related costs of additional Cost of goods sold related to the fair valuation of inventory for the Thermax/Raydex acquisition.  By comparison, EBIT in the six months ended June 30, 2012 included $3.6 million of acquisition related costs for transaction costs and additional Cost of goods sold related to recording the acquired inventory at estimated fair value.

Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2013	2012	Change	2013	2012	Change

Gross interest expense	$8.7	$6.6		$17.0	$13.2
Interest income	(0.1)	(0.1)		(0.1)	(0.2)

Interest Expense, net	$8.6	$6.5	32.3%	$16.9	$13.0	30.0%

Increase in interest expense for both the three and six months ended June 30, 2013 versus the same prior year periods reflects higher long term borrowing levels.  In November 2012, we issued $350 million in 3.75% senior notes due 2022 and utilized the proceeds to pay down borrowings under our revolving credit facility and fund the acquisition of Thermax/Raydex in December 2012.

Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2013	2012	Change	2013	2012	Change

Income tax expense	$5.7	$44.4	(87.2)%	$12.2	$74.1	(83.5)%

Effective tax rate	41.0%	33.2%		16.1%	33.2%

Our effective tax rate of 16.1% for the first six months of 2013 reflects tax benefits pursuant to a tax election made in a foreign jurisdiction that resulted in an increase in the tax basis of certain assets with a corresponding elimination of a deferred tax liability.  The net tax impact of the transaction resulted in an $11.8 million benefit during the first six months of 2013.  The year to date rate also decreased because of favorable tax legislation passed in January 2013.

Our effective tax rate of 41.0% for the second quarter of 2013 is elevated primarily due to the overall reduction in pre-tax earnings due to the goodwill impairment, and the fact that some of the goodwill was not tax deductible.

The year-to-date effective tax rate of 16.1% varies from the United States statutory rate of 35.0% primarily due to the foreign transaction discussed above, the January 2013 tax legislation, the deduction for U.S. production activities, and earnings in foreign jurisdictions taxed at rates lower than the U.S. federal rate.  We anticipate that the effective tax rate for the full year will approximate 30%.

Income from Continuing Operations

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2013	2012	Change	2013	2012	Change

Income from continuing operations, net of tax	$8.2	$89.4	(90.8)%	$63.5	$149.4	(57.5)%

EPS
Basic	$0.13	$1.42		$1.00	$2.39
Diluted	0.13	1.39		0.98	2.34

The decrease in income from continuing operations, net of tax, during the second quarter of 2013 versus the prior comparative period was primarily attributable to the 84% decline in EBIT versus the prior year period.  The goodwill impairment recognized during the second quarter of 2013 had an after tax impact of negative $66.1 million on income from continuing operations.  These factors similarly impacted the decrease in income from continuing operations during the first six months of 2013 versus the prior comparative period.

Included in the decline in Diluted EPS for the three and six month periods ended June 30, 2013 versus the same prior year periods, is $1.01 and $1.02, respectively, per diluted share reflecting the negative after-tax impact of the goodwill impairment.

Income (Loss) from Discontinued Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Income (loss) from discontinued operations	$—	$3.6	$(0.1)	$3.6
Tax expense (benefit)	—	0.2	—	0.2
	—	3.4	(0.1)	3.4

EPS
Basic	$—	$0.06	$—	$0.05
Diluted	—	0.06	—	0.05

Income from Discontinued Operations for the three and six month periods ended June 30, 2012 primarily reflects the $3.75 million gain recognized in April 2012 upon final settlement of earn-out income from the 2010 sale of our specialty trailer business.

Net Income

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change

Net Income	$8.2	$92.8	(91.2)%	$63.4	$152.8	(58.5)%

EPS
Basic	$0.13	$1.48		$1.00	$2.44
Diluted	0.13	1.45		0.98	2.39

The decrease in Net income during the second quarter of 2013 versus the prior comparative period was primarily attributable to the 91% decline in Income from Continuing Operations versus the prior year period, which included the goodwill impairment.  The decrease in Net income during the first six months of 2013 was impacted by the decline in Income from Continuing Operations as well as the decline in Income from Discontinued Operations versus the prior year period.

Acquisitions and Disposals

On December 17, 2012, we acquired certain assets and assumed certain liabilities of Thermax (“Thermax”), an unincorporated North American division of Belden Inc., and acquired all of the outstanding shares of Raydex/CDT Limited (“Raydex” and together with Thermax, “Thermax/Raydex”), a company incorporated in England and Wales, for total cash consideration of approximately $265.5 million, net of $0.1 million cash acquired.  We funded the acquisition with cash on hand, much of which was received from the proceeds of our November 20, 2012 $350 million senior notes offering.  Thermax/Raydex designs, manufactures, and sells wire and cable products for the commercial and military aerospace markets and certain industrial markets.  The acquisition of Thermax/Raydex adds capabilities and technology to strengthen our interconnect products business by expanding its product and service range to its customers.  Thermax/Raydex operates within the Interconnect Technologies segment. As of June 30, 2013, the preliminary amount of goodwill recorded related to the acquisition of Thermax/Raydex was approximately $100.9 million.

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

On August 1, 2011, we acquired 100% of the equity of PDT for approximately €77.0 million, or $111.0 million, net of €5.3 million, or $7.6 million, cash acquired. Of the €82.3 million, or $118.6 million gross purchase price, €78.7 million, or $113.4 million, was paid in cash initially funded with borrowings under our previous revolving credit facility as well as cash on hand.  The purchase price includes contingent consideration based on future earnings.  The fair value of the contingent consideration related to the Company’s 2011 acquisition of PDT as of June 30, 2013 was $10.4 million.  Settlement of the contingent consideration is expected to occur in June 2015.

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

Financial Reporting Segments

Carlisle Construction Materials (“CCM”)

	Three Months Ended June 30,				Six Months Ended June 30,
			Change	Change			Change	Change
(in millions)	2013	2012	$	%	2013	2012	$	%

Net Sales	$490.5	$470.0	$20.5	4.4%	$830.1	$823.9	$6.2	0.8%

EBIT	$78.2	$85.5	$(7.3)	(8.5)%	$114.0	$127.5	$(13.5)	(10.6)%

EBIT Margin	15.9%	18.2%			13.7%	15.5%

CCM’s sales growth of 4.4% during the second quarter of 2013 versus the same prior year period reflected growth in new non-residential construction, partially offset by lower selling price realization.  Prolonged winter weather conditions in the Midwest resulted in lower than anticipated sales growth particularly impacting commercial reroofing activity.  CCM achieved double-digit sales growth in its waterproofing and coatings and Insulfoam product lines tied to growing demand for new construction.  Sales from CCM’s European operations, excluding the impact of foreign exchange fluctuations, grew organically by 4.8%.

For the first six months of 2013, CCM’s sales were relatively level to the prior year.  During the first quarter of 2013, harsher than normal weather conditions resulted in lower sales versus the same prior year period.  This was partially offset by the growth in demand during the second quarter of 2013, versus the prior year period.  On a year-to-date basis, CCM’s sales of its waterproofing/coatings and Insulfoam products have grown by 13% and 19%, respectively.  Sales for CCM’s insulation products have also increased, offset by lower year-to-date demand for its roofing membrane products.

During the second quarter of 2013, CCM’s EBIT margin decreased by 230 basis points versus the prior year period, reflecting lower selling price and higher raw material costs primarily for its insulation product lines. For the first six months of 2013, the decrease in CCM’s EBIT margin of 180 basis points versus the prior year period reflected higher raw material costs and unfavorable mix changes. CCM also incurred start up expense related to two new polyiso facilities in Puyallup, WA and Montgomery, NY for the six month period ended June 30, 2013 of $3.0 million.  By comparison, included in CCM’s EBIT for the six month period ending June 30, 2012 were charges of $2.0 million for acquisitions primarily due to additional cost of goods sold resulting from the fair valuation of inventory.

CCM’s total capital expenditures in 2013 are expected to be approximately $66 million.  In 2012, CCM completed construction on a 407,000 sq. ft. polyiso plant in Puyallup, WA in order to service increasing demand for energy efficient insulation solutions in the Pacific-Northwest region.  Earlier this year, CCM completed construction on a 300,000 square foot facility in Montgomery, NY in order to relocate polyiso operations from its current 168,000 square foot Kingston, NY.  Production at both these new facilities has been ramping up through the first six months of 2013.  In addition, CCM is currently constructing a new PVC (polyvinyl chloride) roofing membrane manufacturing line at our Greenville, Illinois location.  PVC membrane comprises approximately 17.5% of the commercial roofing market and is a growing market segment.  The new PVC manufacturing line is expected to be operational by 2014.  CCM also plans to commence a project in the second half of 2013 adding TPO (thermoplastic polyolefin) manufacturing capacity to its Carlisle, PA location to better service growing demand for TPO roofing applications in the Northeast.  This project is expected to be completed in the latter part of 2014.

CCM’s net sales and EBIT are generally higher in the second and third quarters of the year due to increased construction activity during these periods. Over the last several years, CCM’s commercial roofing business has shifted significantly towards re-roofing, which currently constitutes approximately 75% of its commercial activity.  The re-roofing market is less cyclical and relatively more stable than the new construction market due to the large base of installed roofs requiring replacement in a given year.  The percent of business attributable to re-roofing has fallen from the prior year due to growth in new construction demand.

For the full year, we expect sales growth in this segment in the mid-single digit percentage range, in part reflecting improving market conditions from non-residential construction versus the prior year and recovery of orders previously delayed due to weather.  However, maintaining current selling price levels or implementing selling price increases may be challenging.  As stated above, CCM is facing higher costs due to continued pressure on key feed stocks impacting its insulation product lines.  CCM’s ability to recover higher raw material costs through price increases or surcharges is subject to significant price competition.

Carlisle Transportation Products (“CTP”)

	Three Months Ended June 30,				Six Months Ended June 30,
			Change	Change			Change	Change
(in millions)	2013	2012	$	%	2013	2012	$	%

Net Sales	$203.5	$211.3	$(7.8)	(3.7)%	$430.9	$451.3	$(20.4)	(4.5)%

EBIT	$(86.8)	$19.3	$(106.1)	(549.7)%	$(72.3)	$40.2	$(112.5)	(279.9)%

EBIT Margin	(42.7)%	9.1%			(16.8)%	8.9%

CTP’s net sales decrease of 3.7% during the second quarter of 2013 reflects a combination of lower sales volume and lower selling price.  Sales in the outdoor power equipment market declined by 10%, reflecting excess inventory at OEM’s that carried over from unfavorable weather conditions in earlier periods. Sales in the agricultural/construction market also declined by 4.2% impacted by wet weather conditions in the Midwest during the second quarter of 2013.  This decline was partially offset by increased demand for CTP’s power sports products of 5.1%.

CTP’s net sales decline of 4.5% for the first six months of 2013 primarily reflects lower sales volume and, to a lesser extent, lower selling prices.  The year-to-date decline in sales was similarly impacted by lower demand in the outdoor power equipment and agriculture/construction markets.

CTP’s EBIT during the second quarter of 2013 includes a non-cash $100.0 million charge for goodwill impairment.  Under interim testing for impairment, it was determined that, primarily due to recent increases in interest rates, an increase in the discount rate assumption resulted in CTP’s estimated fair value being less than its carrying value.  In addition to the impact of the impairment charge, CTP’s EBIT was also lower than the prior year period due to lower sales volume and higher per-unit production costs due to lower production levels.  These factors, as well as the impairment charge taken in the second quarter of 2013, similarly impacted CTP’s reduction in EBIT for the first six months of 2013 versus the same prior year period.

Net sales and EBIT for CTP are generally higher in the first six months of the year due to peak sales volumes in the outdoor power equipment product line. Near term demand in the outdoor power equipment market may continue to experience softness due to higher existing inventory levels at our OEM customers.  Costs for some of CTP’s key raw materials, such as natural and synthetic rubber, have been declining however certain of our sales arrangements include price adjustments tied to changes in the cost of underlying raw materials.

On July 23, 2013, we announced our intent to explore strategic alternatives for CTP which could include a sale of the business.  The decision to explore alternatives was based upon the completion of several restructuring and consolidation activities beginning in 2009 and the stabilization of manufacturing and distribution operations at its various facilities and most notably, its Jackson, TN manufacturing plant, which was constructed in 2010.  The process of reviewing strategic options for CTP could require significant management attention and may cause uncertainty among CTP’s customers, suppliers and employees, which could have a negative impact on performance.

Carlisle Brake & Friction (“CBF”)

	Three Months Ended June 30,				Six Months Ended June 30,
			Change	Change			Change	Change
(in millions)	2013	2012	$	%	2013	2012	$	%

Net Sales	$93.6	$125.3	$(31.7)	(25.3)%	$184.4	$250.7	$(66.3)	(26.4)%

EBIT	$12.4	$23.9	$(11.5)	(48.1)%	$23.4	$47.9	$(24.5)	(51.1)%

EBIT Margin	13.2%	19.1%			12.7%	19.1%

Organic sales for CBF declined during the second quarter of 2013 by 25%.  In addition, fluctuations in foreign exchange rates during the second quarter of 2013 had a negative impact on sales of 0.4%.  Demand for CBF’s braking and friction applications to the construction and mining markets declined by 28% and 42%, respectively, versus the prior year.  Demand in these markets for CBF’s off-highway braking products by global heavy equipment manufacturers was lower than the prior year reflecting excess inventory levels, slower economic conditions in emerging markets and reduced demand for commodities.  These declines were partially offset by higher demand for our agriculture braking applications of 11% reflecting increasing strength in farm incomes and higher demand in Europe from OEM’s in the agriculture equipment market.

For the first six months of 2013, CBF’s sales decline of 26% reflected the significant reduction in demand from global heavy equipment manufacturers in the areas of construction and mining.  Sales to the agriculture market increased by 2.4% on a year to date basis, reflecting lower demand in the first quarter of 2013 offset by improved market conditions during the second quarter of 2013.  Total sales by CBF during the second quarter of 2013 increased by 3.1% versus sales in the first quarter of 2013.

EBIT margin decreased during the three months ended June 30, 2013 by 590 basis points at CBF reflecting lower sales volume and higher per-unit production costs due to lower production.  Lower sales volume and production similarly impacted the decline in EBIT margin during the first six months of 2013 versus the same prior year period.  CBF has taken numerous steps to lower operating and administrative costs in light of lower sales volumes.

Despite the recent sales declines that began in the latter part of 2012, the long term outlook for CBF remains favorable due to the specialized nature of its friction and off-highway braking applications, long term demand for infrastructure spending in developing regions such as Asia Pacific and South America, and the geographic diversity of CBF’s customer base.  However, for the near term,

CBF expects sales through the rest of 2013 to remain around current levels.  In addition, select pricing dynamics around the currently lower global industrial equipment demand environment may place pressure on sales and EBIT in future periods.  CBF continues to maintain cost controls to match the current demand environment.

Carlisle Interconnect Technologies (“CIT”)

	Three Months Ended June 30,				Six Months Ended June 30,
			Change	Change			Change	Change
(in millions)	2013	2012	$	%	2013	2012	$	%

Net Sales	$145.7	$114.7	$31.0	27.0%	$286.9	$225.4	$61.5	27.3%

EBIT	$22.3	$17.4	$4.9	28.2%	$40.7	$34.1	$6.6	19.4%

EBIT Margin	15.3%	15.2%			14.2%	15.1%

CIT’s sales growth during the second quarter of 2013 of 27% reflected organic growth of 4.3% and sales from the Thermax/Raydex acquisition of $26.0 million, or 22.7%.  Sales in CIT’s aerospace market were up 10%, driven by higher demand for in-flight entertainment applications. Sales ramp up of products for the Boeing 787 program began late in the second quarter of 2013.  Growth in aerospace demand was partially offset by a 19% decline in sales to the military and defense market.  CIT’s sales to the test and measurement market grew by 29%; however, this growth was offset by lower sales to CIT’s industrial customers for its contacts and connector products.

CIT’s sales on a year-to-date basis reflected a 10% increase in aerospace sales, a 4.5% increase in test and measurement, partially offset by a 13% decline in military sales and a 19% decline in sales for CIT’s industrial connector applications.  CIT’s sales into the industrial market are currently less than 5% of its overall sales.  Demand in this market has been negatively impacted by the weakness in global demand for construction and mining applications that is expected to continue through the remainder of 2013.

CIT’s EBIT margin increased by 10 basis points in the second quarter of 2013 versus the prior year period primarily on higher sales volume offset by unfavorable mix changes.  EBIT contribution from the Thermax/Raydex acquisition was $4.7 million.  Also included in CIT’s total EBIT for the six months ended June 30, 2013 was a $1.2 million loss reflecting the change in fair value of future dated commodity swap agreements obtained to mitigate exposure to changes in the prices of copper and silver.

CIT’s EBIT margin for the first six months of 2013 decreased 90 basis points versus the prior year period primarily due to lower selling price and unfavorable mix changes, partially offset by the positive impact of higher sales volume.  EBIT contribution from the Thermax/Raydex acquisition was $7.0 million year-to-date, including $1.1 million in acquisition related costs primarily due to additional cost of goods sold resulting from the fair valuation of acquired inventory.  Included in CIT’s EBIT for the first six months of 2013 was a $1.6 million loss reflecting the change in fair value of future dated commodity swap agreements.  By comparison, included in CIT’s EBIT for the first six months of 2012 were $1.5 million in acquisition costs primarily due to additional cost of goods sold resulting from the fair valuation of inventory.

The outlook for CIT in the commercial aerospace market remains favorable at growth rates at or slightly above ten percent.  Build rates for the Boeing 787 are projected to increase from its current 7 planes per month to 10 planes per month by the end of 2013.  The outlook for other Boeing and Airbus legacy programs for which CIT is a supplier remains favorable.  However, Boeing is currently undergoing pricing renegotiations with its supplier base which could result in lower revenue and EBIT for CIT.

Although growth for CIT’s IFE applications is expected to be moderately positive in 2013, the expanded use of personal devices to access onboard Wi-Fi during flights may reduce demand over the long term for CIT’s IFE connectivity applications.  However, increased in-flight Wi-Fi use may increase demand for CIT rack assembly and kit applications that support onboard Wi-Fi.

The outlook for military applications continues to be uncertain for the remainder of 2013 due to ongoing government spending negotiations and the impact of sequestration.  As noted above, demand for industrial applications tied to global construction and mining activity is expected to remain at current levels through the remainder of 2013.

CIT is currently implementing new product initiatives to expand its offerings into the medical cabling industry.  These offerings are anticipated to add further product diversification and revenue starting in the latter part of 2013.

Carlisle FoodService Products (“CFSP”)

	Three Months Ended June 30,				Six Months Ended June 30,
			Change	Change			Change	Change
(in millions)	2013	2012	$	%	2013	2012	$	%

Net Sales	$62.8	$63.3	$(0.5)	(0.8)%	$120.8	$122.6	$(1.8)	(1.5)%

EBIT	$7.3	$5.7	$1.6	28.1%	$12.4	$11.2	$1.2	10.7%

EBIT Margin	11.6%	9.0%			10.3%	9.1%

CFSP’s sales decrease during the second quarter of 2013 primarily reflected 13% lower sales of our healthcare products partially offset by 4.1% higher sales for our foodservice products.  Conditions in the restaurant industry reflected slow improvement during the second quarter of 2013 over the prior year as well versus the first quarter of 2013.  Lower demand for CFSP’s larger equipment products impacted sales in the healthcare market.  For the first six months of 2013, CFSP’s 1.5% sales decline reflected 4.4% lower healthcare sales offset by 0.7% lower sales in the foodservice market.  Healthcare sales declined from the first quarter of 2013 to the second quarter of 2013 due to a more challenging pricing environment and lower equipment product sales.

CFSP’s EBIT grew 28.1% as a result of savings realized from plant restructuring activities and reduction in administrative costs.  CFSP’s EBIT growth of 11% for the first six months of 2013 versus the prior year reflected savings from restructuring and administrative cost reductions, partially offset by lower sales volume and $0.4 million in carryover expense from plant consolidation activities.

During 2012, to streamline operations, CFSP closed distribution centers in Reno, NV and Zevenaar, The Netherlands as well as exited a manufacturing facility in Changzhou, China.  The operations at these facilities were consolidated into CFSP’s headquarters in Oklahoma City, OK.  Annualized savings from these consolidation activities are estimated to be approximately $5 million beginning in 2013, of which $2.4 million was realized through the first half of 2013.

The outlook for the foodservice market in the near term is expected to remain in line with U.S. GDP growth expectations.  Recent industry indicators reflect slow but steady growth in the restaurant market.  The outlook for the healthcare market is expected to remain challenging.  CFSP expects EBIT improvement in 2013 due to the non-recurrence of restructuring activities completed in 2012, reduced operating costs from the exit of unprofitable operations, and continued execution on its operational improvement plans.

Corporate expense

	Three Months Ended June 30,				Six Months Ended June 30,
			Change	Change			Change	Change
(in millions)	2013	2012	$	%	2013	2012	$	%

Corporate expenses	$(10.9)	$(11.5)	$0.6	(5.2)%	$(25.6)	$(24.4)	$(1.2)	4.9%

As a percentage of net sales	(1.1)%	(1.2)%			(1.4)%	(1.3)%

Corporate expenses are largely comprised of compensation, benefits and travel expense for the corporate office staff.  Corporate expenses also include certain external audit fees attributable to corporate activities and internal audit expenses as well as certain costs associated with our corporate support in Asia Pacific and Europe.  We also maintain a captive insurance program for workers compensation costs on behalf of all the Carlisle operating companies.  Reserves for incurred workers compensation claims that may be paid out in future periods are measured at present value and subject to changes in interest rate assumptions that are reviewed annually.  The increase in corporate expense for the first six months of 2013 versus the prior year period reflects the acceleration of recognition of stock-based compensation expense recorded during the first quarter of 2013, based upon meeting vesting requirements.

Liquidity and Capital Resources

We maintain liquidity sources primarily consisting of cash and cash equivalents and the unused portion of our committed credit facility. As of June 30, 2013, we had $168.2 million of cash and cash equivalents on hand, of which $83.8 million was located in our wholly owned subsidiaries outside the United States.  Cash held by subsidiaries outside the United States is held in the currency of the country in which it is located or in U.S. dollars. Such cash is used to fund the operating activities of our foreign subsidiaries and for further investment in foreign operations. Generally, we consider such cash to be permanently reinvested in our foreign operations and our current plans do not demonstrate a need to repatriate such cash to fund U.S. operations and corporate activities. Repatriation of cash held by foreign subsidiaries may require the accrual and payment of taxes in the United States.

In addition, cash held by subsidiaries in China is subject to local laws and regulations that require government approval for conversion of such cash to and from U.S. dollars as well as for transfer of such cash to entities that are outside of China. As of June 30, 2013, we had cash and cash equivalents of $16.7 million located in wholly owned subsidiaries of the Company within China.

Sources and Uses of Cash and Cash Equivalents

	Six Months Ended June 30,
(in millions)	2013	2012	Change
Net cash provided by operating activities	$119.5	$154.3	$(34.8)
Net cash used in investing activities	(49.1)	(84.1)	35.0
Net cash used in financing activities	(13.9)	(68.3)	54.4
Effect of exchange rate changes on cash	(0.8)	0.2	(1.0)

Change in cash and cash equivalents	$55.7	$2.1

The decrease in net cash provided by operating activities of $34.7 million from the six months ended June 30, 2012 to the six months ended June 30, 2013 was primarily due to lower earnings from operations during the six months ended June 30, 2013 versus the same prior year period and difference in usage of cash to fund working capital. Cash used for working capital and other assets and liabilities of $65.6 million for the six months ending June 30, 2013 compared to cash used of $48.6 million for the six months ending June 30, 2012.  The unfavorable change in working capital primarily reflected higher usage of cash for payment of accrued expenses partially offset by lower usage cash for receivables and cash provided from inventory reduction during the first six months of 2013.

We view the ratio of our average working capital balances (defined as the average of the quarter end balances of receivables, plus inventory less accounts payable) as a percentage of annualized sales (defined as year-to-date net sales calculated on an annualized basis) as an important measure of our ability to effectively manage our cash requirements in relation to changes in sales activity.  For the six months ending June 30, 2013, average working capital as a percentage of annualized sales decreased to 21.0%, from 21.8% during the same prior year period.  The reduction primarily reflected increase in inventory turns and reduction in Days Sales Outstanding (DSO) versus the prior year.  This improvement was partially offset by a reduction in Days Payable Outstanding (DPO).

Cash used in investing activities was $49.1 million for the six months ended June 30, 2013, compared to $ 84.1 million for the six months ended June 30, 2012. Capital expenditures were $49.4 million in the six months ended June 30, 2013 compared to capital expenditures of $ 60.6 million in the six months ended June 30, 2012. Construction Materials is completing construction of two new insulation materials facilities as well as establishing a new PVC manufacturing line.  We expect our full year capital expenditures will be approximately $116 million.

During the six months ended June 30, 2012, we utilized cash of $48.9 million to acquire Hertalan.  Also during the six months ended June 30, 2012, we received proceeds from the sale of the PDT profiles business of $22.1million.

Cash used in financing activities for the six months ended June 30, 2013 primarily reflects the payment of dividends offset by increased cash from stock option activity. Cash used in financing activities for the six months ended June 30, 2012 includes the repayment of short term borrowings.

Debt Instruments and Covenants

At June 30, 2013, we had $600 million available under our $600 million revolving credit facility. We were in compliance with all covenants and limitations under this facility as of June 30, 2013. We did not incur any borrowings under the revolving credit facility during the six months ended June 30, 2013.  In November 2012, we issued $350 million in 3.75% senior notes due 2022 and used the proceeds to repay our outstanding balance on the revolving credit facility as well as fund the acquisition of Thermax.

We also maintain a $45 million uncommitted line of credit, of which $45 million was available at June 30, 2013.

We have senior unsecured notes outstanding of $150 million due 2016 (at a stated interest rate of 6.125%), $250 million due 2020 (at a stated interest rate of 5.125%) and $350 million due 2022 (at a stated interest rate of 3.75%) that are rated BBB by Standard & Poor’s and Baa2 by Moody’s.  We view our debt to capital ratio (defined as short-term debt plus long-term debt divided by the sum of total Shareholders’ equity, long-term debt and short-term debt) as an important indicator of our ability to utilize debt in financing acquisitions. As of June 30, 2013, our debt to capital ratio was 29%.

Under the Company’s various debt and credit facilities, the Company is required to meet various restrictive covenants and limitations, including limitations on leverage ratios, interest coverage and limits on outstanding debt balances held by certain subsidiaries. The Company was in compliance with all covenants and limitations as of June 30, 2013 and December 31, 2012.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes in the Company’s market risk for the period ended June 30, 2013. For additional information, refer to Item 7A of the Company’s 2012 Annual Report on Form 10-K.

Item 4. Controls and Procedures

(a) Under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation and as of June 30, 2013, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective.

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

Item 1A. Risk Factors

During the three months ended June 30, 2013, there were no material changes to the risk factors disclosed in “PART I—Item 1A. Risk Factors” of the Company’s 2012 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of common stock during the three months ended June 30, 2013.

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

July 23, 2013
	By:	/s/ Steven J. Ford
	Name:	Steven J. Ford
	Title:	Vice President and Chief Financial Officer