Form 10-Q
period 2013-09-30
CARLISLE COMPANIES INC
filed 2013-10-22
CIK 790051

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

Shares of common stock outstanding at October 18, 2013: 63,602,956

Item 1. Financial Statements

Carlisle Companies Incorporated

Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions except share amounts)	2013	2012	2013	2012
Net sales	$968.8	$910.2	$2,821.9	$2,783.8
Costs and expenses:
Cost of goods sold	734.0	684.3	2,159.3	2,091.2
Selling and administrative expenses	105.8	101.1	321.2	314.6
Research and development expenses	8.8	8.1	27.4	24.4
Impairment of assets	—	—	100.0	—
Other (income) expense, net	(3.2)	6.1	(2.0)	6.5
Earnings before interest and income taxes	123.4	110.6	216.0	347.1
Interest expense, net	8.5	6.2	25.4	19.2
Earnings before income taxes from continuing operations	114.9	104.4	190.6	327.9
Income tax expense (Note 8)	38.3	34.7	50.5	108.7
Income from continuing operations	76.6	69.7	140.1	219.2
Discontinued operations (Note 5)
Income (loss) from discontinued operations	—	(0.2)	(0.2)	3.3
Income tax (benefit) expense	—	—	(0.1)	0.1
Income (loss) from discontinued operations	—	(0.2)	(0.1)	3.2
Net income	$76.6	$69.5	$140.0	$222.4
Basic earnings per share attributable to common shares (Note 9)
Income from continuing operations	$1.20	$1.11	$2.19	$3.50
Income (loss) from discontinued operations	—	(0.01)	—	0.05
Basic earnings per share	$1.20	$1.10	$2.19	$3.55
Diluted earnings per share attributable to common shares (Note 9)
Income from continuing operations	$1.18	$1.08	$2.16	$3.43
Income (loss) from discontinued operations	—	—	—	0.05
Diluted earnings per share	$1.18	$1.08	$2.16	$3.48
Average shares outstanding - in thousands (Note 9)
Basic	63,567	62,708	63,429	62,347
Diluted	64,890	63,946	64,714	63,520
Dividends declared and paid	$14.1	$12.6	$39.7	$35.1
Dividends declared and paid per share	$0.22	$0.20	$0.62	$0.56
Comprehensive Income
Net income	$76.6	$69.5	$140.0	$222.4
Other comprehensive income (Note 19)
Change in foreign currency translation, net of tax	11.5	4.8	1.1	0.3
Change in accrued post-retirement benefit liability, net of tax	0.9	0.8	3.3	2.4
Loss on hedging activities, net of tax	(0.1)	(0.1)	(0.3)	(0.3)
Other comprehensive income	12.3	5.5	4.1	2.4
Comprehensive income	$88.9	$75.0	$144.1	$224.8

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

Carlisle Companies Incorporated

Condensed Consolidated Balance Sheets

	September 30	December 31
(in millions except share amounts)	2013	2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$332.4	$112.5
Receivables, net of allowance of $4.7 in 2013 and $6.0 in 2012	572.3	482.7
Inventories (Note 11)	481.3	538.0
Deferred income taxes (Note 8)	41.8	43.1
Prepaid expenses and other current assets	34.3	29.0
Total current assets	1,462.1	1,205.3

Property, plant and equipment, net of accumulated depreciation of of $681.5 in 2013 and $635.7 in 2012 (Note 12)	645.3	637.1

Other assets:
Goodwill, net (Note 13)	859.6	958.8
Other intangible assets, net (Note 13)	590.4	617.5
Other long-term assets	35.3	38.6
Non-current assets held for sale (Note 5)	4.2	—
Total other assets	1,489.5	1,614.9

TOTAL ASSETS	$3,596.9	$3,457.3

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt, including current maturities (Note 15)	$—	$—
Accounts payable	274.3	259.7
Accrued expenses	224.2	193.3
Deferred revenue (Note 17)	17.1	17.6
Total current liabilities	515.6	470.6

Long-term liabilities:
Long-term debt (Note 15)	752.6	752.5
Deferred revenue (Note 17)	140.7	135.4
Other long-term liabilities (Note 18)	264.4	310.7
Total long-term liabilities	1,157.7	1,198.6

Shareholders’ equity:
Preferred stock, $1 par value per share. Authorized and unissued 5,000,000 shares	—	—
Common stock, $1 par value per share. Authorized 100,000,000 shares; 78,661,248 shares issued; 63,597,143 outstanding in 2013 and 63,127,299 outstanding in 2012	78.7	78.7
Additional paid-in capital	194.4	171.4
Deferred compensation equity (Note 7)	3.3	0.6
Cost of shares in treasury - 14,823,115 shares in 2013 and 15,249,714 shares in 2012	(210.0)	(215.4)
Accumulated other comprehensive loss (Note 19)	(31.4)	(35.5)
Retained earnings	1,888.6	1,788.3
Total shareholders’ equity	1,923.6	1,788.1

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,596.9	$3,457.3

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

Carlisle Companies Incorporated

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
(in millions)	2013	2012

Operating activities
Net income	$140.0	$222.4
Reconciliation of net income to cash flows from operating activities:
Depreciation	59.1	55.7
Amortization	30.8	22.8
Non-cash compensation, net of tax benefit	10.2	5.8
Gain on sale of businesses	—	(3.7)
Loss on sale of property and equipment, net	0.4	0.9
Impairment of assets	100.0	6.1
Deferred taxes	(39.6)	(4.6)
Foreign exchange (gain) loss	(0.2)	1.8
Changes in assets and liabilities, excluding effects of acquisitions and divestitures:
Receivables	(90.4)	(76.4)
Inventories	56.2	11.4
Prepaid expenses and other assets	0.8	21.6
Accounts payable	14.6	11.1
Accrued expenses and deferred revenues	33.8	40.8
Long-term liabilities	(0.9)	6.7
Other operating activities	0.7	0.8
Net cash provided by operating activities	315.5	323.2

Investing activities
Capital expenditures	(77.7)	(93.7)
Acquisitions, net of cash	—	(49.3)
Proceeds from sale of property and equipment	6.7	—
Proceeds from sale of business	—	25.8
Net cash used in investing activities	(71.0)	(117.2)

Financing activities
Net change in short-term borrowings and revolving credit lines	(0.2)	(189.3)
Dividends	(39.7)	(35.1)
Stock options and treasury shares, net	15.5	29.9
Net cash used in financing activities	(24.4)	(194.5)

Effect of exchange rate changes on cash	(0.2)	0.9
Change in cash and cash equivalents	219.9	12.4
Cash and cash equivalents
Beginning of period	112.5	74.7
End of period	$332.4	$87.1

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

Corporate—includes general corporate expenses. Corporate assets consist primarily of cash and cash equivalents, facilities, deferred taxes, and other invested assets. Corporate operations also maintain a captive insurance program for workers compensation costs on behalf of all the Carlisle operating companies.  Corporate assets also include assets of ceased operations not classified as held for sale.

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

Unaudited financial information for operations by reportable segment is included in the following summary:

Three Months Ended September 30,	2013		2012
(in millions)	Sales(1)	EBIT	Sales(1)	EBIT
Carlisle Construction Materials	$505.7	$83.0	$456.7	$79.6
Carlisle Interconnect Technologies	147.8	24.8	115.0	18.7
Carlisle Brake & Friction	85.2	5.2	110.6	18.9
Carlisle FoodService Products	58.1	6.9	62.7	(1.2)
Carlisle Transportation Products	172.0	13.9	165.2	7.4
Corporate	—	(10.4)	—	(12.8)
Total	$968.8	$123.4	$910.2	$110.6

Nine Months Ended September 30,	2013			2012
(in millions)	Sales(1)	EBIT	Assets	Sales(1)	EBIT	Assets
Carlisle Construction Materials	$1,335.8	$197.0	$966.3	$1,280.5	$207.0	$892.2
Carlisle Interconnect Technologies	434.7	65.5	1,028.0	340.5	52.8	794.4
Carlisle Brake & Friction	269.6	28.6	601.4	361.3	66.6	671.2
Carlisle FoodService Products	178.9	19.3	187.2	185.2	10.0	204.4
Carlisle Transportation Products	602.9	(58.4)	446.7	616.3	47.7	567.1
Corporate	—	(36.0)	367.3	—	(37.0)	113.0
Total	$2,821.9	$216.0	$3,596.9	$2,783.8	$347.1	$3,242.3

(1) Excludes intersegment sales

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

		Measurement	Revised
	Preliminary	Period	Preliminary
	Allocation	Adjustments	Allocation
		Nine Months
	As of	Ended	As of
(in millions)	12/31/2012	9/30/2013	9/30/2013

Total cash consideration transferred	$265.6	$—	$265.6

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash & cash equivalents	$0.1	$—	$0.1
Receivables	14.3	—	14.3
Inventories	15.4	—	15.4
Prepaid expenses and other current assets	0.9	—	0.9
Property, plant and equipment	7.2	—	7.2
Definite-lived intangible assets	135.1	—	135.1
Indefinite-lived intangible assets	9.1	—	9.1
Accounts payable	(12.0)	—	(12.0)
Accrued expenses	(2.6)	—	(2.6)
Deferred tax liabilities	(2.8)	—	(2.8)

Total identifiable net assets	164.7	—	164.7

Goodwill	$100.9	$—	$100.9

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

Determination of final purchase price and residual fair value assigned to goodwill is pending finalization of the working capital settlement in accordance with the purchase agreement.  The Company has also recorded deferred tax liabilities related to the property, plant and equipment and intangible assets as of the December 17, 2012 closing date.

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

The following table summarizes the consideration transferred to acquire Tri-Star and the allocation among the assets acquired and liabilities assumed. The acquisition has been accounted for using the acquisition method of accounting which that the consideration be allocated to the acquired assets and assumed liabilities based on their acquisition date fair values with the remainder allocated to goodwill.

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

The agreement to acquire PDT provided for contingent consideration based on future earnings.  The fair value of contingent consideration recognized at the acquisition date was €3.6 million, or $5.2 million, and was estimated using a discounted cash flow model based on financial projections of the acquired company.  See Note 10 for further information regarding settlement of the contingent consideration in the third quarter of 2013.

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

Note 5—Discontinued Operations and Assets Held for Sale

For the three months ended September 30, 2013, the Company  had no income before income taxes from discontinued operations. For the nine months ended September 30, 2013, the Company had a loss before income taxes of $0.2 million pertaining primarily to legacy workers compensation claims.

As of September 30, 2013, the Company classified CCM’s Kent, WA facility and related assets as held-for-sale following the relocation of operations to Puyallup, WA.  The disposal group includes only long-lived tangible assets with a net book value of $3.9 million.

In the third quarter of 2012, the Company announced plans to restructure certain of CFS’s manufacturing and distribution operations.  As of September 30, 2013, assets held for sale includes $0.3 million of long-lived tangible assets related to the Zevenaar, The Netherlands distribution center.  On September 30, 2013, the Company completed the sale of Reno, NV long-lived tangible assets for $6.2 million, recognizing a gain of $1.0 million.

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

Note 6—Exit and Disposal Activities

The following table represents the effect of exit and disposal activities related to continuing operations during the three and nine months ended September 30, 2013 and 2012, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012
Cost of goods sold	$—	$0.7	$0.6	$2.6
Selling and administrative expenses	—	0.2	0.1	—
Other expense	—	3.5	—	3.8
Total exit and disposal costs	$—	$4.4	$0.7	$6.4

Exit and disposal activities by type of charge were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012
Termination benefits	$—	$0.9	$0.1	$2.6
Impairments	—	3.5	—	3.8
Other associated costs	—	—	0.6	—
Total exit and disposal costs	$—	$4.4	$0.7	$6.4

Exit and disposal accrual activities for the nine months ended September 30, 2013 were as follows:

	Termination	Asset Write-	Other associated
(in millions)	Benefits	downs	costs	Total
Balance at December 31, 2012	$1.8	$—	$0.6	$2.4
2013 charges to expense and adjustments	0.1	—	0.6	0.7
2013 usage	(1.9)	—	(1.1)	(3.0)
Balance at September 30, 2013	$—	$—	$0.1	$0.1

Exit and disposal activities by segment were as follows:

	Three Months Ended Sepember 30,		Nine Months Ended Sepember 30,
(in millions)	2013	2012	2013	2012
Total by segment
Carlisle Construction Materials	$—	$—	$—	$0.3
Carlisle Brake & Friction	—	—	—	0.1
Carlisle FoodService Products	—	4.4	0.4	4.4
Carlisle Transportation Products	—	—	0.3	1.6
Total exit and disposal costs	$—	$4.4	$0.7	$6.4

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

Carlisle Brake & Friction — In the third quarter of 2011, the Company decided to close its braking plant in Canada.  The total cost of the project was $1.0 million, including $0.9 million of expense recognized in 2011 for employee termination costs and other associated costs.  Expenses of $0.1 million were recognized in 2012 reflecting $0.3 million expense for the write down of assets sold in connection with the plant closure, net of $0.2 million income to reverse an accrual for pension costs which will not be paid.  As of September 30, 2013, a $0.1 million liability, reported in Accrued expenses, exists for unpaid lease termination costs.  The Company expects no additional costs to be incurred related to this project.

Carlisle FoodService Products — In the third quarter of 2012, the Company announced plans to close its China manufacturing facility and its Zevenaar, Netherlands and Reno, NV distribution facilities.  Manufacturing operations were moved from China to Carlisle’s existing Oklahoma City, OK and Chihuahua, Mexico manufacturing facilities.  The distribution activities previously conducted at the Zevenaar, Netherlands and Reno, NV facilities were relocated to the Oklahoma City, OK distribution center or to third party distributors throughout Europe.  The total expected cost of the project is $5.7 million, including costs for impairment of long-lived assets, employee termination, contract termination, legal and consulting services, and relocation and retrofitting of plant assets of which $5.3 million was incurred in 2012.  During the nine months ended September 30, 2013, the Company incurred $0.4 million of exit and disposal costs for employee termination and equipment relocation.  The Company expects no additional costs to be incurred related to this project.  On September 30, 2013, the Company completed the sale of Reno, NV long-lived tangible assets for $6.2 million, recognizing a gain of $1.0 million.

Carlisle Transportation Products — During 2012, the Company transferred its remaining manufacturing operations in Buji, China.  The tire manufacturing operations were transferred from Buji to Meizhou, China.  The belt manufacturing operations were transferred from Buji to existing manufacturing facilities in Fort Scott, KS and Springfield, MO.  The total expected cost of the project is $2.9 million.  During the nine months ended September 30, 2013, the Company incurred $0.3 million of exit and disposal costs related to the transfer of its Buji, China tire and belt manufacturing operations, consisting of early lease termination costs.  The Company expects no additional costs to be incurred related to this project.

Note 7—Stock-Based Compensation

Stock-based compensation cost is recognized over the requisite service period, which generally equals the stated vesting period, unless the stated vesting period exceeds the date upon which an employee reaches retirement eligibility.  Pre-tax stock-based compensation expense was $2.8 million and $3.6 million for the three months ended September 30, 2013 and 2012, respectively and $13.7 million and $13.5 million for the nine months ended September 30, 2013 and 2012, respectively.

2008 Executive Incentive Program

The Company maintains an Executive Incentive Program (the “Program”) for executives and certain other employees of the Company and its operating divisions and subsidiaries. The Program was approved by shareholders on April 20, 2004 and was amended and restated effective January 1, 2012. The Program allows for awards to eligible employees of stock options, restricted stock, stock appreciation rights, performance shares and units or other awards based on Company common stock. At September 30, 2013, 3,074,840 shares were available for grant under this plan, of which 693,705 shares were available for the issuance of stock awards.

2005 Nonemployee Director Equity Plan

The Company also maintains the Nonemployee Director Equity Plan (the “Plan”) for members of its Board of Directors, with the same terms and conditions as the Program. At September 30, 2013, 267,466 shares were available for grant under this plan, of which 37,466 shares were available for the issuance of stock awards. Members of the Board of Directors that receive stock-based compensation are treated as employees for accounting purposes.

Grants

For the nine months ended September 30, 2013, the Company awarded 283,975 stock options, 71,255 restricted stock awards, 71,255 performance share awards and 11,592 restricted stock units with an aggregate grant-date fair value of approximately $16.9 million to be expensed over the requisite service period for each award.

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

Pre-tax share-based compensation expense related to stock options was $1.2 million and $2.1 million for the three months ended September 30, 2013 and 2012, respectively, and $3.6 million and $5.6 million for the nine months ended September 30, 2013 and 2012, respectively.

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

Note 8—Income Taxes

The effective income tax rate on continuing operations for the nine months ended September 30, 2013 was 26.5% compared to an effective income tax rate of 33.2% for the nine months ended September 30, 2012.  The decrease in the year-to-date tax rate is primarily due to a tax election made in a foreign jurisdiction that resulted in an increase in the tax basis of certain assets with a corresponding elimination of a deferred tax liability.  The net tax impact of the transaction resulted in an $11.8 million benefit in the first six months of the year.  The year-to-date rate also decreased because of tax legislation passed in January 2013 related to taxation of foreign earned income and research and development expenditures.  The tax impact of the current year impairment of the goodwill of Carlisle Transportation Products is included in the estimated annual effective tax rate rather than as a discrete item in the second quarter of 2013.

The year-to-date effective tax rate of 26.5% varies from the United States statutory rate of 35.0% primarily due to the foreign transaction discussed above, the January 2013 tax legislation, the deduction for U.S. production activities, and earnings in foreign jurisdictions taxed at rates lower than the U.S. federal rate.  The effective tax rate for the full year is expected to increase to 30% as the impact of the aforementioned $11.8 million discrete tax benefit has a lower overall impact on the effective tax rate on full year earnings before income taxes.

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

The following reflects the Income from continuing operations and share data used in the basic and diluted earnings per share computations using the two-class method:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions except share amounts)	2013	2012	2013	2012

Numerator:

Income from continuing operations	$76.6	$69.7	$140.1	$219.2
Less: dividends declared - common stock outstanding, unvested restricted shares and restricted share units	(14.1)	(12.6)	(39.7)	(35.1)
Undistributed earnings	62.5	57.1	100.4	184.1
Percent allocated to common shareholders (1)	99.5%	99.4%	99.5%	99.4%
	62.2	56.8	99.9	183.0
Add: dividends declared - common stock	14.0	12.5	39.5	34.9
Numerator for basic and diluted EPS	$76.2	$69.3	$139.4	$217.9

Denominator (in thousands):
Denominator for basic EPS: weighted-average common shares outstanding	63,567	62,708	63,429	62,347
Effect of dilutive securities:
Performance awards	374	448	374	448
Stock options	949	790	911	725
Denominator for diluted EPS: adjusted weighted average common shares outstanding and assumed conversion	64,890	63,946	64,714	63,520

Per share income from continuing operations:
Basic	$1.20	$1.11	$2.19	$3.50
Diluted	$1.18	$1.08	$2.16	$3.43

(1) Basic weighted-average common shares outstanding	63,567	62,708	63,429	62,347
Basic weighted-average common shares outstanding, unvested restricted shares expected to vest and restricted share units	63,892	63,067	63,755	62,707
Percent allocated to common shareholders	99.5%	99.4%	99.5%	99.4%

To calculate earnings per share for Income from discontinued operations and for Net income, the denominator for both basic and diluted earnings per share is the same as used in the above table. Income from discontinued operations and Net income were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions except share amounts)	2013	2012	2013	2012

Income (loss) from discontinued operations attributable to common shareholders for basic and diluted earnings per share	$—	$(0.2)	$(0.1)	$3.2

Net income attributable to common shareholders for basic and diluted earnings per share	$76.2	$69.1	$139.3	$221.1

Antidilutive stock options excluded from EPS calculation(2)	—	—	—	—

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

Recurring Measurements

The fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
	Balance at	Identical	Observable	Unobservable
	September 30	Assets	Inputs	Inputs
(in millions)	2013	Level 1	Level 2	Level 3

Cash and cash equivalents	$332.4	$332.4	$—	$—
Short-term investments	1.3	1.3	—	—
Commodity swap agreements	—	—	—	—
Foreign currency forward contracts	0.4	—	0.4	—
Total assets measured at fair value	$334.1	$333.7	$0.4	$—

Commodity swap agreements	$0.8	$—	$0.8	$—
Contingent consideration	9.5	—	—	9.5
Total liabilities measured at fair value	$10.3	$—	$0.8	$9.5

Cash and cash equivalents include $3.4 million in money market accounts for the Company’s deferred compensation program.  Short-term investments of $1.3 million at September 30, 2013 consist of investments held in mutual funds for the Company’s deferred compensation program and are classified in the condensed consolidated balance sheet at September 30, 2013 in Prepaid expenses and other current assets.

Foreign exchange forward contracts at September 30, 2013 relate to contracts held for purposes of mitigating the Company’s exposure to fluctuations in foreign exchange rates, resulting from assets or liabilities that are held by certain of its operating subsidiaries in currencies other than the subsidiary’s functional currency.  Such forward contracts are valued at fair value using observable market inputs such as forward prices and spot prices of the underlying exchange rate pair. Based on these inputs, the derivative assets are classified within Level 2 of the valuation hierarchy.  The Company has not designated these forward contracts as cash flow hedges and, accordingly, recognizes associated changes in fair value of the forwards through Other income (expense).  At September 30, 2013 the fair values of contracts based on the Canadian Dollar was a $0.4 million asset.  The fair values of these contracts are recorded within Prepaid expenses and other current assets in the condensed consolidated balance sheet as of September 30, 2013 as none of the contract terms exceed one year from the balance sheet date.

Commodity swap agreements at September 30, 2013 relate to swap agreements held for purposes of mitigating the Company’s exposure to fluctuations in the prices of silver and copper, which are key raw materials within the Interconnect Technologies segment.  Such swaps are valued using third-party valuation models that measure fair value using observable market inputs such as forward prices and spot prices of the underlying commodities. Based on these inputs, the derivative assets and liabilities are classified within Level 2 of the valuation hierarchy.  The Company has not designated these swaps as cash flow hedges and, accordingly, recognizes associated changes in fair value of the swaps through Other (income) expense.  The fair value of these swaps is recorded within Accrued expenses in the condensed consolidated balance sheet as of September 30, 2013 as none of the swap terms exceed one year from the balance sheet date.

Contingent consideration represents fair value of the earn-out associated with the purchase of PDT.  During the three months ended September 30, 2013, the Company agreed to settle the earn-out for €7.0 million.  The balance of $9.5 million at September 30, 2013 represents the U.S. Dollar value of the settlement as of that date and is recorded within Accrued expenses in the condensed consolidated balance sheet as the payout is expected to occur during the fourth quarter of 2013.  See Note 4 for further information regarding the PDT acquisition.

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

Non-Recurring Measurements

During the nine months ended September 30, 2013, the Transportation Products segment recognized a goodwill impairment charge of $100.0 million, reducing the carrying value of CTP’s goodwill to $0.  The estimated fair value of goodwill was determined using the residual value method as required by ASC 350, Goodwill and Other Intangible Assets.  This estimate was based on fair value determinations using Level 3 inputs.  See Note 13 for information regarding asset impairment within the Transportation Products segment.

See Note 4 for information regarding assets acquired and liabilities assumed in the Thermax/Raydex and Hertalan acquisitions measured at fair value at initial recognition.

Note 11—Inventories

The components of inventories at September 30, 2013 and December 31, 2012 were as follows:

	September 30,	December 31,
(in millions)	2013	2012

Finished goods	$317.7	$340.0
Work-in-process	56.8	55.8
Raw materials	146.8	169.3
Capitalized variances	(1.1)	8.6
Reserves	(38.9)	(35.7)
Inventories	$481.3	$538.0

Note 12—Property, Plant and Equipment

The components of property, plant and equipment at September 30, 2013 and December 31, 2012 were as follows:

	September 30,	December 31,
(in millions)	2013	2012

Land	$49.0	$45.8
Buildings and leasehold improvements	338.1	311.9
Machinery and equipment	880.0	845.2
Projects in progress	59.7	69.9

	1,326.8	1,272.8
Accumulated depreciation	(681.5)	(635.7)
Property, plant and equipment, net	$645.3	$637.1

Property, plant and equipment at December 31, 2012 includes assets acquired from Thermax/Raydex and Hertalan recorded at estimated fair value based on preliminary valuation studies.  See Note 4 for further information regarding these acquisitions.

Note 13—Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2013 were as follows:

	Construction	Transportation	Brake &	Interconnect	FoodService	Disc.
(in millions)	Materials	Products	Friction	Technologies	Products	Ops	Total
Gross balance at January 1, 2013	$127.2	$155.5	$226.7	$444.6	$60.3	$47.4	$1,061.7
Currency translation	1.0	—	—	(0.2)	—	—	0.8
Gross balance at September 30, 2013	128.2	155.5	226.7	444.4	60.3	47.4	1,062.5
Accumulated impairment losses	—	(155.5)	—	—	—	(47.4)	(202.9)
Net balance at September 30, 2013	$128.2	$—	$226.7	$444.4	$60.3	$—	$859.6

Goodwill Impairment

During the three months ended June 30, 2013, the Company’s Transportation Products reporting unit recognized a goodwill impairment loss of $100.0 million due to a decline in the reporting unit’s estimated fair value relative to its carrying value.  Fair value was based on an income approach utilizing the discounted cash flow method.  The decline in the reporting unit’s estimated fair value was primarily driven by a rise in the underlying interest rates used to determine the discount rate utilized in the discounted cash flow method.  This rise in interest rates occurred substantially in the final month of the second quarter of 2013.  Given the timing of events leading to the impairment, as of June 30, 2013, the impairment loss was estimated.  ASC 350, Intangibles — Goodwill and Other requires that goodwill impairment be based on the implied value of a reporting unit’s goodwill based on the residual method in the same manner as goodwill is recognized in a business combination under ASC 805, Business Combinations.  Under the residual method, the implied fair value of the reporting unit’s goodwill is equal to the difference between the reporting unit’s fair value and the fair value of the reporting unit’s assets and liabilities, both recognized and unrecognized.  During the three months ended September 30, 2013, management completed the process of determining the fair value of CTP’s assets and liabilities, including identifiable intangible assets that are not currently recognized, nor will be recognized, in CTP’s carrying value.  Finalization of the impairment analysis did not result in any adjustments to the initial estimate of impairment loss.

The Company’s Other intangible assets, net at September 30, 2013, were as follows:

	Acquired	Accumulated	Net Book
(in millions)	Cost	Amortization	Value

Assets subject to amortization:
Patents	$134.0	$(26.9)	$107.1
Customer Relationships	442.3	(88.8)	353.5
Other	20.6	(11.2)	9.4
Assets not subject to amortization:
Trade names	120.4	—	120.4
Other intangible assets, net	$717.3	$(126.9)	$590.4

The Company’s Other intangible assets, net at December 31, 2012, were as follows:

	Acquired	Accumulated	Net Book
(in millions)	Cost	Amortization	Value

Assets subject to amortization:
Patents	$133.2	$(20.0)	$113.2
Customer Relationships	441.4	(68.3)	373.1
Other	20.9	(9.7)	11.2
Assets not subject to amortization:
Trade names	120.0	—	120.0
Other intangible assets, net	$715.5	$(98.0)	$617.5

Estimated amortization expense for the remainder of 2013 and the next four years is as follows: $9.2 million remaining in 2013, $37.2 million in 2014, $36.6 million in 2015, $35.6 million in 2016, and $35.4 million in 2017.

The net carrying values of the Company’s Other intangible assets by reportable segment were as follows:

	September 30,	December 31,
(in millions)	2013	2012

Carlisle Construction Materials	$87.1	$89.7
Carlisle Interconnect Technologies	336.1	353.4
Carlisle Brake & Friction	131.7	136.8
Carlisle FoodService Products	32.8	34.9
Carlisle Transportation Products	2.7	2.7
Total	$590.4	$617.5

Note 14—Commitments and Contingencies

Leases

The Company currently leases a portion of its manufacturing facilities, distribution centers, and equipment, some of which include scheduled rent increases stated in the lease agreement generally expressed as a stated percentage increase of the minimum lease payment over the lease term.  The Company currently has no leases that require rent to be paid based on contingent events nor has it received any lease incentive payments.  Rent expense was $21.1 million and $23.9 million for the nine months ended September 30, 2013 and 2012, respectively, inclusive of rent based on scheduled rent increases and rent holidays recognized on a straight-line basis.  Future minimum payments under the Company’s various non-cancelable operating leases are approximately $8.9 million for the remainder of 2013, $20.2 million in 2014, $16.2 million in 2015, $13.3 million in 2016, $10.3 million in 2017, and $17.1 million thereafter.

Purchase Obligations

Although the Company has entered into purchase agreements for certain key raw materials, there were no such contracts with a term exceeding one year in place at September 30, 2013.

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

The Company has accrued approximately $26.0 million and $24.1 million related to workers’ compensation claims at September 30, 2013 and December 31, 2012, respectively.  At September 30, 2013, $9.0 million and $ 17.0 million are included in Accrued expenses and Other long-term liabilities, respectively, in the condensed consolidated balance sheet.  The liability related to workers’ compensation claims, both those reported to the Company and those incurred but not yet reported, is estimated based on actuarial estimates and loss development factors and the Company’s historical loss experience.

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

Note 15—Borrowings

As of September 30, 2013 and December 31, 2012 the Company’s borrowings were as follows:

	September 30,	December 31,
(in millions)	2013	2012

3.75% notes due 2022, net of unamortized discount of ($1.0) and ($1.1) respectively	$349.0	$348.9
5.125% notes due 2020, net of unamortized discount of ($0.8) and ($0.9) respectively	249.2	249.1
6.125% notes due 2016, net of unamortized discount of ($0.3) and ($0.4) respectively	149.7	149.6
Revolving credit facility	—	—
Industrial development and revenue bonds through 2018	4.5	4.5
Other, including capital lease obligations	0.2	0.4
Total long-term debt	752.6	752.5
Less current portion	—	—
Total long-term debt, net of current portion	$752.6	$752.5

Revolving Credit Facilities

As of September 30, 2013 the Company had $600.0 million available under its Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”) administered by JPMorgan Chase Bank, N.A.  During the nine months ended September 30, 2013 there was no interest on borrowings under the revolving credit facility.

Uncommitted Line of Credit

The Company also maintains an uncommitted line of credit of which $45.0 million was available for borrowing as of September 30, 2013 and December 31, 2012.  The average interest rate on the uncommitted line of credit was 1.5% for the nine months ended September 30, 2012.  There were no borrowings under the uncommitted facility for the nine months ended September 30, 2013.

Covenants and Limitations

Under the Company’s various debt and credit facilities, the Company is required to meet various restrictive covenants and limitations, including certain net worth, cash flow ratios, and limits on outstanding debt balances held by certain subsidiaries. The Company was in compliance with all covenants and limitations as of September 30, 2013 and December 31, 2012.

Other Matters

Cash payments for interest were $22.0 million and $19.0 million in the nine months ended September 30, 2013 and 2012, respectively. Interest expense, net is presented net of interest income of $0.3 million and $0.3 million in the nine months ended September 30, 2013 and 2012, respectively.

At September 30, 2013, the fair value of the Company’s par value $350 million, 3.75% senior notes due 2022, $250 million, 5.125% senior notes due 2020, and par value $150 million, 6.125% senior notes due 2016, using the Level 2 inputs, was approximately $333.2 million, $264.9 million and $165.7  million, respectively. Fair value is estimated based on current yield rates plus the Company’s estimated credit spread available for financings with similar terms and maturities.

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

Components of net periodic benefit cost were as follows:

	Pension Benefits				Post-retirement Benefits
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
(in millions)	2013	2012	2013	2012	2013	2012	2013	2012

Service cost	$1.3	$1.4	$3.9	$3.5	$—	$—	$—	$—
Interest cost	1.9	3.8	5.8	8.7	—	0.1	0.1	0.3
Expected return on plan assets	(3.1)	(5.3)	(9.2)	(12.4)	—	—	—	—
Amortization of unrecognized loss	1.4	1.3	4.2	3.9	0.1	—	0.2	—
Net periodic benefit cost	$1.5	$1.2	$4.7	$3.7	$0.1	$0.1	$0.3	$0.3

The Company made no contributions to the pension plans during the three and nine months ended September 30, 2013, respectively.  No minimum contributions to the pension plans are required in 2013.  However, during 2013 the Company expects to pay approximately $1.1 million in participant benefits under the executive supplemental and director plans.  The Company expects to make discretionary contributions between $0.0 and $4.0 million to its other pension plans in 2013.

Defined Contribution Plans

The Company maintains defined contribution plans covering a significant portion of its employees. Expenses for the plans were approximately $2.9 million and $2.7 million for the three months ended September 30, 2013 and 2012, respectively and $9.4 million and $8.8 million for the nine months ended September 30, 2013 and 2012, respectively. Full year contributions in 2013 are expected to approximate $12.3 million.

ESOP Plan

The Company sponsors an employee stock ownership plan (“ESOP”) as part of one of its existing defined contribution plans. Costs for the ESOP are included in the previously discussed expenses. The ESOP is available to eligible domestic employees and includes a match of contributions made by plan participants to the savings plan up to a maximum of 4.0% of a participant’s eligible compensation, divided between cash and an employee-directed election of the Company’s common stock, not to exceed 50% of the total match, for non-union employees. Union employees’ match may vary and is based on negotiated union agreements. Participants are not allowed to direct savings plan contributions to an investment in the Company’s common stock. Total shares held by the ESOP were 1.7 million and 1.8 million at September 30, 2013 and December 31, 2012, respectively.

Note 17—Product Warranties

The Company offers various warranty programs on its products, primarily installed roofing systems, braking products, tires and wheels, aerospace cables and assemblies, and foodservice equipment. The change in the Company’s aggregate product warranty liabilities, including accrued costs and loss reserves associated with extended product warranties, for the period ended September 30, 2013 is as follows:

(in millions)	2013

December 31, 2012 reserve	$16.9
Current year provision	12.5
Current year claims	(13.6)
September 30, 2013 reserve	$15.8

The Company also offers separately priced extended warranty contracts on sales of certain products, the most significant being those offered on its installed roofing systems within the Construction Materials segment.  The amount of revenue recognized due to extended product warranty revenues was $4.4 million and $4.5 million for the three months ended September 30, 2013 and 2012, respectively and $12.9 million and $12.8 million for the nine months ended September 30, 2013 and 2012, respectively.

Product warranty deferred revenue as of September 30, 2013 and December 31, 2012 was as follows:

	September 30,	December 31,
(in millions)	2013	2012

Deferred revenue
Current	$16.7	$16.8
Long-term	140.7	135.4
Deferred revenue liability	$157.4	$152.2

In addition to deferred revenue related to extended warranty contracts, current Deferred revenue includes $0.4 million and $0.8 million as of September 30, 2013 and December 31, 2012, respectively, related primarily to contracts on brake pads.

Note 18—Other Long-Term Liabilities

The components of Other long-term liabilities were as follows:

	September 30,	December 31,
(in millions)	2013	2012
Deferred taxes and other tax liabilities	$206.8	$246.1
Pension and other post-retirement obligations	23.2	23.9
Long-term workers compensation	17.0	17.0
Deferred credits	5.3	14.4
Deferred compensation	10.8	7.7
Other	1.3	1.6
Total	$264.4	$310.7

Deferred credits consist primarily of contingent consideration for acquisitions and liabilities related to straight-line recognition of leases.

Note 19—Accumulated Other Comprehensive Income (Loss)

The changes in Accumulated other comprehensive loss by component for the three months ended September 30, 2013 were as follows:

(in millions)	Accrued post-retirement benefit liability(1)	Foreign currency translation	Hedging activities(2)	Total

Balance at June 30, 2013	$(31.7)	$(13.1)	$1.1	$(43.7)
Other comprehensive income (loss) before reclassifications	—	11.5	—	11.5
Amounts reclassified from accumulated other comprehensive loss	1.5	—	(0.1)	1.4
Income tax expense	(0.6)	—	—	(0.6)
Net other comprehensive income (loss)	0.9	11.5	(0.1)	12.3
Balance at September 30, 2013	$(30.8)	$(1.6)	$1.0	$(31.4)

The changes in Accumulated other comprehensive loss by component for the three months ended September 30, 2012 were as follows:

	Accrued	Foreign
	post-retirement	currency	Hedging
(in millions)	benefit liability(1)	translation	activities(2)	Total

Balance at June 30, 2012	$(39.1)	$(10.3)	$1.4	$(48.0)
Other comprehensive income (loss) before reclassifications	—	4.7	—	4.7
Amounts reclassified from accumulated other comprehensive loss	1.3	—	(0.1)	1.2
Income tax expense	(0.5)	—	—	(0.5)
Net other comprehensive income (loss)	0.8	4.7	(0.1)	5.4
Balance at September 30, 2012	$(38.3)	$(5.6)	$1.3	$(42.6)

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

The changes in Accumulated other comprehensive loss by component for the nine months ended September 30, 2013 were as follows:

	Accrued	Foreign
	post-retirement	currency	Hedging
(in millions)	benefit liability(1)	translation	activities(2)	Total

Balance at December 31, 2012	$(34.1)	$(2.7)	$1.3	$(35.5)
Other comprehensive income (loss) before reclassifications	0.5	1.1	—	1.6
Amounts reclassified from accumulated other comprehensive loss	4.4	—	(0.4)	4.0
Income tax expense	(1.6)	—	0.1	(1.5)
Net other comprehensive income (loss)	3.3	1.1	(0.3)	4.1
Balance at September 30, 2013	$(30.8)	$(1.6)	$1.0	$(31.4)

The changes in Accumulated other comprehensive loss by component for the nine months ended September 30, 2012 were as follows:

	Accrued	Foreign
	post-retirement	currency	Hedging
(in millions)	benefit liability(1)	translation	activities(2)	Total

Balance at December 31, 2011	$(40.7)	$(5.9)	$1.6	$(45.0)
Other comprehensive income (loss) before reclassifications	—	0.3	—	0.3
Amounts reclassified from accumulated other comprehensive loss	3.9	—	(0.4)	3.5
Income tax expense	(1.5)	—	0.1	(1.4)
Net other comprehensive income (loss)	2.4	0.3	(0.3)	2.4
Balance at September 30, 2012	$(38.3)	$(5.6)	$1.3	$(42.6)

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

Note 20 — Subsequent Event

Agreement to Sell Carlisle Transportation Products

In October 2013, the Company entered into a definitive agreement to sell its Transportation Products business for total cash consideration of $375 million, subject to working capital and other customary adjustments. The Transportation Products disposal group consists primarily of the assets and associated liabilities of the Transportation Products segment, with certain assets and liabilities excluded in accordance with the sale agreement.  The Company expects that the sale, which is subject to customary closing conditions including regulatory clearances, is expected to close in the first quarter of 2014.

At September 30, 2013, the Transportation Products business did not meet the criteria to be considered held-for-sale. Beginning in the fourth quarter of 2013, in connection with the definitive agreement, the assets and associated liabilities of the Transportation Products disposal group will be considered held-for-sale and the related results of operations will be presented as discontinued operations in the Company’s consolidated financial statements.  All prior period results of operations will be retrospectively adjusted as discontinued operations.

Major classes of assets and associated liabilities of the Transportation Products disposal group subject to this sale are as follows:

September 30,
(in millions)	2013

Cash and cash equivalents	$0.5
Receivables, net of allowance	84.0
Inventories	181.5
Property, plant and equipment	162.2
Other assets	7.4
Total assets	$435.6
Current liabilities	84.6
Other liabilities	1.5
Total liabilities	$86.1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Carlisle Companies Incorporated (“Carlisle”, the “Company”, “we”, “us” or “our”) is a diversified manufacturing company focused on achieving profitable growth internally through new product development, product line extensions, entering new markets and externally through acquisitions that complement our existing technologies, products and market channels. We manage our businesses under the following segments:

•                  Carlisle Construction Materials (“CCM” or the “Construction Materials segment”);

•                  Carlisle Interconnect Technologies (“CIT” or the “Interconnect Technologies segment”);

•                  Carlisle Brake & Friction (“CBF” or the “Brake & Friction segment”);

•                  Carlisle FoodService Products (“CFSP” or the “FoodService Products segment”); and

•                  Carlisle Transportation Products (“CTP” or the “Transportation Products segment”).

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

Net sales increased 6.4% in the third quarter of 2013 to $968.8 million, compared to $910.2 million for the same period in 2012.  Acquisitions in the Interconnect Technologies segment contributed $23.7 million, or 2.6%, to net sales in the third quarter of 2013.  For the third quarter of 2013, organic sales grew by 3.7% primarily reflecting strong demand at our Construction Materials and Interconnect Technologies segments partially offset by 23% lower sales by our Brake & Friction segment.  During the third quarter of 2013, the increase in net sales from fluctuations in foreign currency exchange rates was negligible.

Contribution from the acquisition of Thermax/Raydex, the third quarter of 2013, EBIT (earnings before interest and taxes) increased by 12%, primarily due to higher sales volume, and earnings improvement at Transportation Products and Foodservice Products, partially offset by lower margin at Brake & Friction and plant startup costs at Construction Materials.  Included in EBIT for the third quarter of 2012 was $6.9 million in restructuring costs at Foodservice Products.  Our income from continuing operations, net of tax, of $76.6 million increased by 9.9% in the third quarter of 2013, from income of $69.7 million in the third quarter of 2012, primarily due to EBIT growth during the quarter.

For the nine months ended September 30, 2013, net sales increased 1.4% to $2.82 billion, compared to $2.78 billion for the same period in 2012, reflecting contribution from acquisitions partially offset by a slight decline in organic sales.  Acquisitions in the Interconnect Technologies and Construction Materials segments contributed $78.9 million, or 2.8%, to net sales in the first nine months of 2013.  For the first nine months of 2013, our organic sales decline of 1.5% primarily reflected lower volume at our Brake & Friction segment.  Partially offsetting this was growth in our Construction Materials and Interconnect Technologies segments on higher commercial roofing and aerospace demand, respectively.

For the first nine months of 2013, our EBIT declined by 38%, primarily due to the $100.0 million impairment charge at Transportation Products recorded during the second quarter of 2013. In addition to the impairment charge, EBIT declined due to lower sales volume and higher per-unit production costs primarily at Brake & Friction and unfavorable selling price versus raw material costs at Construction Materials.  Income from continuing operations, net of tax, of $140.1 million declined by 36% in the first nine months of 2013 from income of $219.2 million in the first nine months of 2012, primarily due to the after-tax impact of the impairment charge, lower sales and production volume impacting earnings, partially offset by an $11.8 million tax benefit recognized during the first nine months of 2013.

On July 23, 2013, after the completion of restructuring activities and the stabilization of operations at Transportation Products, we announced our intention to explore strategic options for this segment.  On October 20, 2013, we entered into a definitive agreement for the sale of the Transportation Products segment and associated assets to American Industrial Partners (“AIP”) for $375 million in cash, subject to working capital and other customary adjustments.  This transaction is expected to close in the first quarter of 2014.  Beginning in the fourth quarter of 2013, the results of Transportation Products and all prior periods, including the impairment charge and any gain or loss on the sale, will be reported as discontinued operations.

For the full year of 2013, with the results of Transportation Products reclassified to discontinued operations, we expect sales growth from acquisitions and organic growth to total in the low single digit percent range.  We expect continued growth in the commercial roofing and aerospace markets for our Construction Materials and Interconnect Technologies segments, respectively, in the fourth quarter of 2013.  We are also expecting continued EBIT improvement at our Foodservice Products segment due to savings from restructuring activities completed in 2012.  Due to the challenges in some of our end markets, particularly in Brake & Friction, we expect EBIT margin, excluding the results of Transportation Products, to be modestly less than the EBIT margin achieved in 2012.

With the anticipated proceeds from the sale of Transportation Products, in addition to our cash on hand, we intend to utilize our capital resources in furtherance of our long-term goals, including making investments in capital projects and acquisitions of businesses with a margin and growth profile that fits our objectives. In addition, we expect to be more active with share repurchases. We will have ample resources to pursue our long term objectives and other alternatives to increase shareholder value.

Net Sales

	Three Months Ended Sepember 30,			Acquisition	Volume	Price	Product	Exchange
(in millions)	2013	2012	Change	Effect	Effect	Effect	Mix Effect	Rate Effect

Net Sales	$968.8	$910.2	6.4%	2.6%	5.9%	(2.2)%	0.0%	0.1%

	Nine Months Ended Sepember 30,			Acquisition	Volume	Price	Product	Exchange
(in millions)	2013	2012	Change	Effect	Effect	Effect	Mix Effect	Rate Effect

Net Sales	$2,821.9	$2,783.8	1.4%	2.8%	(0.5)%	(1.0)%	0.1%	0.0%

For the third quarter of 2013, organic sales increased 3.7% primarily reflecting 10.7% growth at our Construction Materials segment, 7.8% organic growth at our Interconnect Technologies segment and 4.1% growth at our Transportation Products segment.  This increase was partially offset by 23% lower sales at our Brake & Friction segment and 7.3% lower sales at our Foodservice Products segment.  The acquisition of Thermax and Raydex (collectively “Thermax/Raydex”) in the Interconnect Technologies segment contributed $23.7 million to net sales in the third quarter of 2013.  During the third quarter of 2013, the increase in net sales from fluctuations in foreign currency exchange rates was negligible.

For the first nine months of 2013, the 1.5% organic sales decline primarily reflected lower volume at our Brake & Friction, Foodservice Products and Transportation Products segments partially offset by higher sales volume at our Construction Materials and Interconnect Technologies segments.  Our sales during the first half of 2013 were negatively impacted by unfavorable weather conditions affecting the Construction Materials and Transportation Products segments.  These negative impacts were partially offset by 3.7% organic sales growth during the third quarter of 2013.  Acquisitions in the Interconnect Technologies and Construction Materials segments contributed $78.9 million to net sales in the first nine months of 2013.

We have a long-term goal of achieving 30% of total net sales from outside the United States.  Total sales to customers located outside the United States increased 7% from $190.8 million in the third quarter of 2012, or 21.0% of net sales, to $204.6 million in the third quarter of 2013, or 21.1% of net sales. The acquisition of Thermax/Raydex in the Interconnect Technologies segment contributed $6.4 million in global sales during the third quarter of 2013.  Organic growth in global sales was driven primarily by strengthening demand for Construction Materials’ commercial roofing applications from customers in Europe and Canada.  Brake & Friction’s sales outside the United States decreased by only 6% versus the prior year, in part reflecting higher concentration of sales by its Italian subsidiary to overseas OEM’s in the agriculture market, which experienced growth during the quarter. Our total sales to customers located outside the United States increased from $596.9 million in the first nine months of 2012, or 21.4% of net sales, to $603.2 million in the first nine months of 2013, or 21.4% of net sales.

Gross Margin

	Three Months Ended Sepember 30,			Nine Months Ended Sepember 30,
(in millions)	2013	2012	Change	2013	2012	Change

Gross profit	$234.8	$225.9	3.9%	$662.6	$692.6	(4.3)%

Gross margin	24.2%	24.8%		23.5%	24.9%

For the third quarter of 2013, our gross margin (gross profit expressed as a percentage of net sales) decreased 60 basis points versus the prior year period due to lower sales and production primarily within the Brake & Friction segment and lower selling prices versus raw material expenses in the Construction Materials segment and plant start-up expense at Construction Materials.  These negative impacts were partially offset by higher sales volume at Construction Materials, Transportation Products and Interconnect Technologies, lower raw material costs and operating improvements at Transportation Products and earnings improvement at Foodservice Products.

The decrease in gross margin for the first nine months of 2013 versus the prior year reflected lower sales volume and production primarily within the Brake & Friction segment and lower selling prices versus raw materials at Construction Materials.  Included in gross margin for the first nine months of 2013 was $1.1 million of additional Cost of goods sold related to the fair valuation of inventory for the Thermax/Raydex acquisition in the Interconnect Technologies segment and $5.0 million related to plant startup expense at Construction Materials.  By comparison, included in gross margin for the first nine months of 2012 was additional Cost of goods sold of $2.6 million related to the fair valuation of inventory for the Hertalan acquisition in the Construction Materials segment and the Tri-Star acquisition in the Interconnect Technologies segment.

Selling and Administrative Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2013	2012	Change	2013	2012	Change

Selling & Administrative	$105.8	$101.1	4.6%	$321.2	$314.6	2.1%

As a percentage of net sales	10.9%	11.1%		11.4%	11.3%

Selling and administrative expenses in the third quarter of 2013 included $3.5 million in incremental selling expenses and administrative costs of acquired operations in the Interconnect Technologies segment, and higher selling expense at Construction Materials connected with higher sales volume.  This increase was partially offset by reduced administrative cost spending connected with cost reduction efforts primarily at Brake & Friction and Foodservice Products.

Selling and administrative expenses in the first nine months of 2013 included $11.8 million in incremental selling expenses and administrative costs of acquired operations in the Interconnect Technologies and Construction Materials segments and higher selling expense at Construction Materials.  Partially offsetting this increase were lower costs in 2013 due to the non-recurrence of $0.8 million in acquisition costs in the Construction Materials segment for Hertalan recorded in the first nine months of 2012 and reduced spending on administrative expenses during 2013 connected with cost reduction efforts primarily at Brake & Friction and Foodservice Products.

Research and Development Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2013	2012	Change	2013	2012	Change

Research and Development	$8.8	$8.1	8.6%	$27.4	$24.4	12.3%

As a percentage of net sales	0.9%	0.9%		1.0%	0.9%

The increase in research and development expenses during the three and nine month periods ended September 30, 2013, reflected $0.2 million and $0.8 million, respectively, in expenses related to acquisitions and increased activities related to product reengineering and development primarily in the Interconnect Technologies segment.

Goodwill Impairment

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2013	2012	Change	2013	2012	Change

Goodwill Impairment	$—	$—	NA	$100.0	$—	100.0%

As a percentage of net sales	—%	—%		3.5%	—%

During the three months ended June 30, 2013, the Company’s Transportation Products reporting unit recognized a goodwill impairment loss of $100.0 million due to a decline in the reporting unit’s estimated fair value relative to its carrying value.  Fair value was based on an income approach utilizing the discounted cash flow method.  The decline in the reporting unit’s estimated fair value was primarily driven by a rise in the underlying interest rates used to determine the discount rate utilized in the discounted cash flow method.  This rise in interest rates occurred substantially in the final month of the second quarter of 2013.  Given the timing of events leading to the impairment, as of June 30, 2013, the impairment loss was estimated.  ASC 350, Intangibles — Goodwill and Other requires that goodwill impairment be based on the implied value of a reporting unit’s goodwill based on the residual method in the same manner as goodwill is recognized in a business combination under ASC 805, Business Combinations.  Under the residual method, the implied fair value of the reporting unit’s goodwill is equal to the difference between the reporting unit’s fair value and the fair value of the reporting unit’s assets and liabilities, both recognized and unrecognized.  During the three months ended September 30, 2013, management completed the process of determining the fair value of CTP’s assets and liabilities, including identifiable intangible assets that are not currently recognized, nor will be recognized, in CTP’s carrying value.  Finalization of the impairment analysis did not result in any adjustments to the initial estimate of impairment loss.

Other (Income) Loss, net

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2013	2012	Change	2013	2012	Change

Other (Income) Loss, net	$(3.2)	$6.1	152.5%	$(2.0)	$6.5	130.8%

As a percentage of net sales	(0.3)%	0.7%		(0.1)%	0.2%

Other income, net in the three and nine month periods ending September 30, 2013 primarily reflects fair value adjustments related to future dated commodity swap agreements in the Interconnect Technologies segment and contingent consideration for the PDT acquisition in the Construction Materials segment as well as net gain on the sale of fixed assets.  During the third quarter of 2013, the Construction Materials recorded a $1.3 million positive adjustment to the fair value of contingent consideration related to its 2011 acquisition of PDT based upon an earn-out settlement agreement with the former owners, which will be paid in the fourth quarter of

2013.  In addition, during the third quarter of 2013, Foodservices Products sold its distribution facility in Reno, NV and recognized a pre-tax gain of $1.0 million on the sale.

Other loss, net in the three and nine month periods ending September 30, 2012 primarily reflects asset impairment charges of $6.0 million related to actions taken by the Foodservice Products segment to exit certain operations and discontinue the flameless chafer product line.

EBIT (Earnings Before Interest and Taxes)

	Three Months Ended Sepember 30,			Nine Months Ended Sepember 30,
(in millions)	2013	2012	Change	2013	2012	Change

EBIT	$123.4	$110.6	11.6%	$216.0	$347.1	(37.8)%

EBIT Margin	12.7%	12.2%		7.7%	12.5%

The 12% growth in EBIT from the third quarter of 2012 to the third quarter of 2013 was primarily attributable to higher sales at our Construction Materials, Interconnect Technologies and Transportation Product segments, lower raw material and operating costs at Transportation Products, contributions from acquisitions and the non-recurrence of $6.9 million in restructuring charges in the Foodservice Products segment.  Restructuring charges at Foodservice Products during 2012 consisted of $4.4 million in plant restructuring charges and $2.5 million in non-cash charges related to the abandonment of Foodservice Products’ flameless chafer product line.  These positive impacts were partially offset by the significant sales volume decline and reduced EBIT at our Brake & Friction segment as well as negative selling price versus raw material costs and plant startup expense at Construction Materials.

The 38% decline in EBIT for the first nine months of 2013 was primarily impacted by the $100.0 million impairment charge at our Transportation Products segment recorded during the second quarter of 2013.  In addition, our EBIT declined during this period versus the prior year due to lower sales volume and higher per-unit production costs at our Brake & Friction segment, plant startup expense at Construction Materials, partially offset by the positive impact from the non-recurrence of $6.4 million in plant restructuring costs and $2.5 million for the aforementioned charges to abandon the flameless chafer product line at Foodservice Products.

EBIT from the acquisition of Thermax/Raydex in the Interconnect Technologies segment during the three months ended September 30, 2013 was $4.0 million.  During the nine months ended September 30, 2013, EBIT from the acquisitions of Thermax/Raydex in the Interconnect Technologies segment and from Hertalan in the Construction Materials segment totaled $10.5 million and included $1.1 million of acquisition related costs of additional Cost of goods sold related to the fair valuation of inventory for the Thermax/Raydex acquisition.  By comparison, EBIT in the nine months ended September 30, 2012 included $3.9 million of acquisition related costs for transaction costs and additional Cost of goods sold related to recording the acquired inventory at estimated fair value.

Interest Expense

	Three Months Ended Sepember 30,			Nine Months Ended Sepember 30,
(in millions)	2013	2012	Change	2013	2012	Change

Gross interest expense	$8.6	$6.4		$25.6	$19.5
Interest income	(0.1)	(0.2)		(0.2)	(0.3)
Interest Expense, net	$8.5	$6.2	37.1%	$25.4	$19.2	32.3%

Increase in interest expense for both the three and nine months ended September 30, 2013 versus the same prior year periods reflects higher long term borrowing levels.  In November 2012, we issued $350 million in 3.75% senior notes due 2022 and utilized the proceeds to pay down borrowings under our revolving credit facility and fund the acquisition of Thermax/Raydex in December 2012.

Income Taxes

	Three Months Ended Sepember 30,			Nine Months Ended Sepember 30,
(in millions)	2013	2012	Change	2013	2012	Change

Income tax expense	$38.3	$34.7	10.4%	$50.5	$108.7	(53.5)%

Effective tax rate	33.2%	33.2%		26.5%	33.2%

The effective income tax rate on continuing operations for the nine months ended September 30, 2013 was 26.5% compared to an effective income tax rate of 33.2% for the nine months ended September 30, 2012.  The decrease in the year-to-date tax rate is primarily due to a tax election made in a foreign jurisdiction that resulted in an increase in the tax basis of certain assets with a corresponding elimination of a deferred tax liability.  The net tax impact of the transaction resulted in an $11.8 million benefit in the first six months of the year.  The year-to-date rate also decreased because of tax legislation passed in January 2013 related to taxation of foreign earned income and research and development expenditures.

The year-to-date effective tax rate of 26.5% varies from the United States statutory rate of 35.0% primarily due to the foreign transaction discussed above, the January 2013 tax legislation, the deduction for U.S. production activities, and earnings in foreign jurisdictions taxed at rates lower than the U.S. federal rate.  The effective tax rate for the full year is expected to increase to 30% as the impact of the aforementioned $11.8 million discrete tax benefit has a lower overall impact on the effective tax rate on full year earnings before income taxes.

We expect the recently announced disposition will result in an estimated 1 percentage point increase to our full year effective tax rate for continuing operations once the results of the Transportation Products business are reclassified to discontinued operations.

Income from Continuing Operations

	Three Months Ended Sepember 30,			Nine Months Ended Sepember 30,
(in millions)	2013	2012	Change	2013	2012	Change

Income from continuing operations, net of tax	$76.6	$69.7	9.9%	$140.1	$219.2	(36.1)%

EPS
Basic	$1.20	$1.11		$2.19	$3.50
Diluted	1.18	1.08		2.16	3.43

The increase in income from continuing operations, net of tax, during the third quarter of 2013 versus the prior comparative period was primarily attributable to the 12% increase in EBIT versus the prior year period partially offset by increased interest expense.  The decrease in income from continuing operations during the first nine months of 2013 versus the prior comparative period was primarily attributable to the after-tax impact of goodwill impairment recognized during the second quarter of 2013 of negative $66.1 million.

Included in the decline in Diluted EPS for the nine month period ended September 30, 2013 versus the same prior year period, is $1.02 per diluted share reflecting the negative after-tax impact of the goodwill impairment.

Income (Loss) from Discontinued Operations

	Three Months Ended Sepember 30,		Nine Months Ended Sepember 30,
	2013	2012	2013	2012

Income (loss) from discontinued operations	$—	$(0.2)	$(0.2)	$3.3
Tax expense (benefit)	—	—	(0.1)	0.1
	—	(0.2)	(0.1)	3.2

EPS
Basic	$—	$(0.01)	$—	$0.05
Diluted	—	—	—	0.05

Income from Discontinued Operations for the nine month periods ended September 30, 2012 primarily reflects the $3.75 million gain recognized in April 2012 upon final settlement of earn-out income from the 2010 sale of our specialty trailer business.

Net Income

	Three Months Ended Sepember 30,			Nine Months Ended Sepember 30,
	2013	2012	Change	2013	2012	Change

Net Income	$76.6	$69.5	10.2%	$140.0	$222.4	(37.1)%

EPS
Basic	$1.20	$1.10		$2.18	$3.55
Diluted	1.18	1.08		2.14	3.48

The increase in Net income during the third quarter of 2013 versus the prior comparative period was primarily attributable to the 10% growth in Income from Continuing Operations versus the prior year period.  The decrease in Net income during the first nine months of 2013 was impacted by the decline in Income from Continuing Operations, which included the goodwill impairment, as well as the decline in Income from Discontinued Operations versus the prior year period.

Acquisitions and Disposals

On December 17, 2012, we acquired certain assets and assumed certain liabilities of Thermax (“Thermax”), an unincorporated North American division of Belden Inc., and acquired all of the outstanding shares of Raydex/CDT Limited (“Raydex” and together with Thermax, “Thermax/Raydex”), a company incorporated in England and Wales, for total cash consideration of approximately $265.5 million, net of $0.1 million cash acquired.  We funded the acquisition with cash on hand, much of which was received from the proceeds of our November 20, 2012 $350 million senior notes offering.  Thermax/Raydex designs, manufactures, and sells wire and cable products for the commercial and military aerospace markets and certain industrial markets.  The acquisition of Thermax/Raydex adds capabilities and technology to strengthen our interconnect products business by expanding its product and service range to its customers.  Thermax/Raydex operates within the Interconnect Technologies segment. As of September 30, 2013, the preliminary amount of goodwill recorded related to the acquisition of Thermax/Raydex was approximately $100.9 million.

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

On August 1, 2011, we acquired 100% of the equity of PDT for approximately €77.0 million, or $111.0 million, net of €5.3 million, or $7.6 million, cash acquired. Of the €82.3 million, or $118.6 million gross purchase price, €78.7 million, or $113.4 million, was paid in cash initially funded with borrowings under our previous revolving credit facility as well as cash on hand.  The purchase price includes contingent consideration based on future earnings.  During the third quarter of 2013 we reached an agreement with the former owner on early settlement terms for the contingent consideration.  Settlement is scheduled to occur in the fourth quarter of 2013.  As a result of this agreement, a favorable adjustment to the fair value of contingent consideration was recorded during the third quarter of 2013 of $1.3 million.  As of September 30, 2013, the fair value of contingent consideration was measured at $9.5 million reflecting the terms of the settlement agreement.

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

Carlisle Construction Materials (“CCM”)

	Three Months Ended Sepember 30,				Nine Months Ended Sepember 30,
			Change	Change			Change	Change
(in millions)	2013	2012	$	%	2013	2012	$	%

Net Sales	$505.7	$456.7	$49.0	10.7%	$1,335.8	$1,280.5	$55.3	4.3%

EBIT	$83.0	$79.6	$3.4	4.3%	$197.0	$207.0	$(10.0)	(4.8)%

EBIT Margin	16.4%	17.4%			14.7%	16.2%

CCM’s sales growth of 11% during the third quarter of 2013 versus the same prior year period reflected improving market conditions for both non-residential construction and reroofing, partially offset by lower selling price.  A portion of the sales growth during the third quarter of 2013 was from orders that were delayed earlier in the year due to unfavorable weather conditions for roof installations.  While sales demand improved significantly from prior quarters in 2013, the market became slightly more price competitive during the third quarter of 2013.  CCM achieved 13% sales growth in its waterproofing and coatings product lines tied to growing demand for new construction.  Sales from CCM’s European operations, excluding the impact of foreign exchange fluctuations, grew organically by 11%.

For the first nine months of 2013, CCM’s sales grew 4.3% versus the prior year reflecting growing demand throughout the year from increased non-residential construction and reroofing activity, partially offset by the negative impact of harsher than normal weather conditions earlier in 2013.  On a year-to-date basis, CCM’s sales of its waterproofing/coatings and Insulfoam products have grown by 13% and 12%, respectively.

During the third quarter of 2013, CCM’s EBIT margin decreased by 100 basis points versus the prior year period to 16.4%, reflecting lower selling price and higher raw material costs primarily for its insulation product lines.  Included in CCM’s EBIT for the third quarter of 2013 was a $1.3 million positive adjustment to the fair value of contingent consideration related to CCM’s 2011 acquisition of PDT. Offsetting this were $3.4 million in expenses related to the start-up of operations at CCM’s new insulation plant in Montgomery, NY and the write-off of assets disposed as part of the plant relocation from Kingston, NY to Montgomery, NY.

For the first nine months of 2013, the decrease in CCM’s EBIT margin of 150 basis points versus the prior year period primarily reflected lower selling price and higher raw material costs partially offset by higher sales volume. CCM also incurred start up expense related to two new polyiso facilities in Puyallup, WA and Montgomery, NY for the nine month period ended September 30, 2013 of $5.5 million.  By comparison, included in CCM’s EBIT for the nine month period ending September 30, 2012 were charges of $2.1 million for acquisitions primarily due to additional cost of goods sold resulting from the fair valuation of inventory, $0.8 million for inventory writedown of discontinued product lines and $0.3 million of exit and disposal costs related to plant consolidations.

CCM’s total capital expenditures in 2013 are expected to be approximately $66 million.  In 2013, CCM completed construction on a 407,000 sq. ft. polyiso plant in Puyallup, WA to service demand in the Pacific-Northwest region and this plant is fully operational.  During 2013, CCM completed construction on a 300,000 square foot facility in Montgomery, NY to relocate polyiso operations from its previous 168,000 square foot facility in Kingston, NY.  Production at the new Montgomery plant commenced during the third quarter.  In addition, CCM is currently constructing a new PVC (polyvinyl chloride) roofing membrane manufacturing line at our Greenville, Illinois location.  PVC membrane comprises approximately 16% of the commercial roofing market and is a growing market segment.  The new PVC manufacturing line is expected to be operational by 2014.  Beginning in the third quarter 2013, CCM commenced a project to add TPO (thermoplastic polyolefin) manufacturing capacity to its Carlisle, PA location to better service growing demand for TPO roofing applications in the Northeast.  This project is expected to be completed in the latter part of 2014.

CCM’s net sales and EBIT are generally higher in the second and third quarters of the year due to increased construction activity during these periods. Over the last several years, CCM’s commercial roofing business has shifted significantly towards reroofing, which currently constitutes approximately 75% of its commercial activity.  The 75% share of reroofing to CCM’s total commercial roofing activity may lessen in upcoming years as growth rates for non-residential construction are anticipated to be higher than reroofing during this period.  However, reroofing activity is expected to remain a significant portion of CCM’s business due to the large base of installed roofs requiring replacement in a given year.  The near term outlook for growth in non-residential construction, particularly in the commercial construction market, is favorable due to underlying improvements in the housing market, increasing availability of credit and domestic energy production.  Budget constraints at local and federal government levels could have a negative impact of growth rates in the market for institutional construction.  Growth in demand in the housing and commercial construction market can be negatively impacted by changes in fiscal policy and rising interest rates.

While market conditions in the commercial roofing market are improving, maintaining current selling price levels or implementing selling price increases may continue to be challenging.  CCM’s ability to recover higher raw material costs through price increases or surcharges is subject to significant price competition.

Carlisle Interconnect Technologies (“CIT”)

	Three Months Ended Sepember 30,				Nine Months Ended Sepember 30,
			Change	Change			Change	Change
(in millions)	2013	2012	$	%	2013	2012	$	%

Net Sales	$147.8	$115.0	$32.8	28.5%	$434.7	$340.5	$94.2	27.7%

EBIT	$24.8	$18.7	$6.1	32.6%	$65.5	$52.8	$12.7	24.0%

EBIT Margin	16.8%	16.3%			15.1%	15.5%

CIT’s sales growth during the third quarter of 2013 of 29% reflected organic growth of 7.8% and sales from the Thermax/Raydex acquisition of $23.7 million, or 20.6%.  Sales in CIT’s aerospace market were up 10%, driven by strong demand for in-flight entertainment applications and increased orders related to the ramp up of the Boeing 787 program and other Boeing and Airbus aircraft programs.  CIT’s sales to the test and measurement market, which currently comprises approximately 5% of CIT’s total sales, nearly doubled related to new business development efforts.  Growth in the aerospace and test and measurement product lines were partially offset by 11% lower sales to the military and defense market due to government fiscal constraints.  CIT’s sales to the industrial market, which currently comprises less than 3% of CIT’s organic sales, declined by 21% reflecting weakness in the heavy equipment market.

For the nine months ended September 30, 2013, sales from the acquisition of Thermax/Raydex contributed $75.2 million, or 22.1% to total sales.  CIT’s organic sales growth on a year-to-date basis of 5.6% reflects a 10% increase in aerospace sales and a 35% increase in test and measurement, partially offset by a 13% decline in military sales and a 20% decline in sales for CIT’s industrial connector applications.  On a year to date basis, CIT’s sales to the industrial market comprise only 3% of CIT’s organic sales.  Demand in the industrial equipment market has been negatively impacted by the weakness in construction and mining activities impacting heavy equipment manufacturers throughout 2013.  Including the sales from the acquisition of Thermax/Raydex, CIT’s overall sales to the industrial market represent 8% of CIT’s total year-to-date sales of $434.7 million.

CIT’s EBIT margin increased by 50 basis points in the third quarter of 2013 versus the prior year period primarily on higher sales volume offset by lower selling price and unfavorable mix changes.  EBIT contribution from the Thermax/Raydex acquisition was $4.0 million.

CIT’s EBIT margin for the first nine months of 2013 decreased by 40 basis points versus the prior year period primarily due to lower selling price and unfavorable mix changes, partially offset by the positive impact of higher sales volume.  EBIT contribution from the Thermax/Raydex acquisition was $10.9 million year-to-date, including $1.1 million in acquisition related costs mostly due to additional cost of goods sold resulting from the fair valuation of acquired inventory.  By comparison, included in CIT’s EBIT for the first nine months of 2012 were $1.8 million in acquisition costs primarily due to additional cost of goods sold resulting from the fair valuation of inventory.

The outlook for CIT in the commercial aerospace market remains favorable with a strong delivery cycle for new wide body aircraft expected over the next few years.  Both Airbus and Boeing forecast growing demand for aircraft delivery over the next several years.  CIT is undergoing negotiations with Boeing under this customer’s Accelerated Opportunity Capture (“AOC”) program related to pricing and securing of long-term contracts.  The potential outcome related to these negotiations may negatively impact revenue and EBIT for CIT in future periods beginning in the fourth quarter of 2013.  This may offset some of the benefits of the expected growth in this market.

The market for IFE applications has been a growth area for CIT in 2013 and the outlook remains positive.  One of CIT’s key IFE customers comprises approximately 19% of CIT’s overall sales. Much of CIT’s current sales for IFE applications pertain to interconnect products installed in aircraft seating.  The use of wireless connectivity to personal devices (“BYOD”) for in-flight entertainment is increasing versus traditional seat installed IFE.  Significant product development is occurring to develop applications for on board connectivity although some product launches have been delayed due to regulatory requirements that are being established in response to the new technology.  The outlook for connectivity applications is expected to be strong but may result in lower or more moderate demand for installed IFE applications over a longer period of time.  CIT manufactures and markets separate applications for both the connectivity and installed IFE space.

The outlook for military applications is expected to remain uncertain for the near term due to ongoing budget negotiations and sequestration.  The weakness in demand for industrial applications to heavy equipment manufacturers is also expected to remain at current levels for the near term.  While demand for interconnect applications for heavy equipment manufacturing remain depressed, CIT also supplies interconnect products to industrial customers in the energy exploration market, providing further product and end market diversification.

CIT is currently investing in projects to expand its offerings into the medical cabling industry in order to add market diversification and additional revenue for the remainder of 2013 and in future periods.

Carlisle Brake & Friction (“CBF”)

	Three Months Ended Sepember 30,				Nine Months Ended Sepember 30,
			Change	Change			Change	Change
(in millions)	2013	2012	$	%	2013	2012	$	%

Net Sales	$85.2	$110.6	$(25.4)	(23.0)%	$269.6	$361.3	$(91.7)	(25.4)%

EBIT	$5.2	$18.9	$(13.7)	(72.5)%	$28.6	$66.6	$(38.0)	(57.1)%

EBIT Margin	6.1%	17.1%			10.6%	18.4%

Demand in CBF’s primary markets for off-highway braking products continued to be significantly lower than the previous year reflecting depressed demand in the heavy equipment market.  CBF’s 23% lower sales during the third quarter 2013 primarily reflected lower volume and, to a much smaller extent, lower selling price.  Demand for CBF’s braking and friction applications to the construction and mining markets declined by 28% and 46%, respectively, versus the prior year.  Partially offsetting these declines was an increase in CBF’s sales into the agriculture market of 12%.

On a sequential basis, CBF’s sales during the third quarter of 2013 of $85.2 million declined 9.0% from sales during the second quarter of 2013 of $93.6 million primarily reflecting lower demand and, to a lesser extent, lower selling price.  A significant portion of the sale decline reflected an order delay from one of CBF’s aircraft customers.  Contractual orders to this customer have been rescheduled for the early part of 2014.

For the first nine months of 2013, CBF’s sales decrease of 25% reflected the significant reduction in demand from global heavy equipment manufacturers due to the slowdown in construction and mining activity.  Sales to the agriculture market increased by 5% on a year to date basis, reflecting lower demand in the first quarter of 2013 offset by improved market conditions during the second and third quarters of 2013.

EBIT decreased during the three months ended September 30, 2013 by 73% at CBF reflecting lower sales volume, lower selling price and higher per-unit production costs due to lower production.  CBF’s decline in EBIT during the first nine months of 2013 versus the same prior year period primarily reflected lower sales volume and higher per-unit production costs due to lower production, partially offset by operating and administrative cost savings due to cost reduction efforts.  CBF is taking numerous steps to reduce operating costs in light of current market conditions which include reduction in administrative costs and personnel and targeted salary reductions.  CBF has reduced headcount by approximately 20% since the beginning of 2012 in connection with lower sales.

On October 11, 2013, to further streamline operations and reduce manufacturing costs, Carlisle Brake & Friction announced plans to close its manufacturing facility in Akron, OH; relocate manufacturing previously conducted at this facility to other Company facilities; and, sell the facility’s remaining assets.  The project is expected to cost approximately $3.0 million, including costs for employee termination, contract termination, legal and consulting services, and relocation and retrofitting of plant assets.  Of these costs, $1.2 million pertains to non-cash expense for accelerated depreciation of fixed assets.  As of September 30, 2013 no costs were incurred related to this project.  All costs are expected to be incurred beginning in the fourth quarter of 2013 and through the first half of 2014.  Annualized savings from this project are estimated to be $0.6 million to be realized beginning in the latter part of 2014.

CBF’s sales beginning in the latter part of 2012 through 2013 have been significantly impacted by the cyclical downturn in the heavy equipment market tied to emerging market growth being lower than expectations and reduced demand for commodities.  Recovery is not expected in the near term.  In addition, select pricing dynamics in the current demand environment may place pressure on sales and EBIT in future periods.  One of CBF’s customers represents approximately 18% of CBF’s total sales.  Decline in orders from this global OEM customer has had a significant impact on CBF’s overall sales decline during 2013.

Despite the current contraction in the construction and mining end markets, the long term global macroeconomic drivers for CBF are favorable.  Demand for infrastructure spending in developing regions such as Asia Pacific and South America and need for agriculture spending due to worldwide demographic trends are expected to grow over the long term and are underlying drivers of demand for CBF’s highly specialized off-highway braking applications.

Carlisle FoodService Products (“CFSP”)

	Three Months Ended Sepember 30,				Nine Months Ended Sepember 30,
			Change	Change			Change	Change
(in millions)	2013	2012	$	%	2013	2012	$	%

Net Sales	$58.1	$62.7	$(4.6)	(7.3)%	$178.9	$185.2	$(6.3)	(3.4)%

EBIT	$6.9	$(1.2)	$8.1	675.0%	$19.3	$10.0	$9.3	93.0%

EBIT Margin	11.9%	(1.9)%			10.8%	5.4%

CFSP’s sales decrease during the third quarter of 2013 primarily reflected lower sales volume, and, to a lesser extent, lower pricing due to a higher amount of rebates and allowances during 2013 versus 2012.  Sales to the foodservice market were lower by 11% and sales to the healthcare industry were lower by 7% during the third quarter of 2013.  These reductions were offset by 13% higher sales to the janitorial/sanitation market, which currently comprises approximately 15% of CFSP’s total sales, reflecting new account conversions.  For the first nine months of 2013, CFSP’s 3.4% sales decline reflected 7% lower foodservice sales partially offset by 9% higher sales to the janitorial/sanitation market.  Sales to the healthcare market were relatively level over the prior year for the first nine months of 2013.

CFSP’s EBIT growth primarily reflected the non-recurrence of $6.9 million in plant restructuring costs incurred during the third quarter of 2012.  Also included in CFSP’s EBIT for the third quarter of 2013 was a gain of $1.0 million on the sale of its distribution facility in Reno, NV, which was closed last year as part of our restructuring and consolidation efforts.  CFSP’s EBIT increase of 93% for the first nine months of 2013 versus the prior year reflected savings from restructuring and administrative cost reductions, the non-recurrence of the aforementioned restructuring charges from the prior year, partially offset by lower sales volume.

During 2012, to streamline operations, CFSP closed its distribution centers in Reno, NV and Zevenaar, The Netherlands as well as exited a manufacturing facility in Changzhou, China.  The operations at these facilities were consolidated into CFSP’s headquarters in Oklahoma City, OK.  Annualized savings from these consolidation activities are estimated to be approximately $5 million beginning in 2013, of which $4.1 million was realized through the first nine months of 2013.

The outlook for the foodservice market in the near term is expected to remain in line with U.S. GDP growth expectations with a still modest but slightly higher growth projected in 2014.  The healthcare market has been challenging in 2013 due to cost pressures within this market; however pent-up demand for replacement equipment may provide modest growth in 2014.  CFSP has made significant operating and performance improvements throughout the course of 2013.  Continued margin increases are expected in upcoming periods based upon ongoing profit improvement initiatives addressing both operations and sales.

Carlisle Transportation Products (“CTP”)

	Three Months Ended Sepember 30,				Nine Months Ended Sepember 30,
			Change	Change			Change	Change
(in millions)	2013	2012	$	%	2013	2012	$	%

Net Sales	$172.0	$165.2	$6.8	4.1%	$602.9	$616.3	$(13.4)	(2.2)%

EBIT	$13.9	$7.4	$6.5	87.8%	$(58.4)	$47.7	$(106.1)	(222.4)%

EBIT Margin	8.1%	4.5%			(9.7)%	7.7%

CTP’s net sales increase of 4.1% during the third quarter of 2013 reflected improved market conditions particularly in the outdoor power equipment market, where orders had previously been delayed due to unfavorable weather conditions earlier in 2013 and excess channel inventory.  CTP achieved increased sales in all major product lines with the exception of power sports.  Sales in the outdoor power equipment, power transmission and high speed trailer markets increased by 18%, 12% and 5%, respectively.  Sales to CTP’s customers in the power sports market declined by 12%.  Sales to CTP’s customers in the agriculture/construction market were relatively level to the prior year.

CTP’s net sales decline of 2.2% for the first nine months of 2013 primarily reflects lower sales volume and lower selling prices.  The year-to-date decline in sales was impacted by lower demand in the outdoor power equipment and agriculture/construction markets occurring during the first half of 2013 that was in part due to unfavorable weather conditions earlier in the year and excess inventory at OEM’s.  This decline during the first half was partially offset by CTP’s sales growth of 4.1% during the third quarter of 2013.

CTP’s EBIT during the third quarter of 2013 increased by 88% due to higher sales volume, lower raw material costs and operating cost savings, including savings from prior year plant restructurings.  CTP’s EBIT margin improved 360 basis points to 8.1%.  CTP’s EBIT for the first nine months of 2013 decreased by 222% due primarily to a non-cash $100.0 million charge for goodwill impairment, that was recorded during the second quarter of 2013.  In addition to the impairment charge, CTP’s EBIT for the first nine months of 2013 declined due to lower sales volume and selling price, partially offset by savings from plant consolidation activities.

Net sales and EBIT for CTP are generally higher in the first six months of the year due to peak sales volumes in the outdoor power equipment product line.  CTP’s practice of level loading to even out production throughout the year, despite sales being more concentrated during the first half of the year, has resulted in CTP’s EBIT margin staying more consistent throughout the year.  Near term demand in the outdoor power equipment market is expected to be favorable with inventory levels at customers having returned to more normalized levels.  Costs for some of CTP’s key raw materials, such as natural and synthetic rubber, have been declining; however, certain of our sales arrangements include price adjustments tied to changes in the cost of underlying raw materials.

On July 23, 2013, we announced our intent to explore strategic alternatives for CTP.  The decision to explore alternatives was based upon the completion of several restructuring and consolidation activities beginning in 2009 and the stabilization of manufacturing and distribution operations at its various facilities and most notably, its Jackson, TN manufacturing plant, which was constructed in 2010.  On October 20, 2013, we entered into a definitive agreement for the sale of the Transportation Products business and associated assets to AIP for $375 million in cash, subject to working capital and other customary adjustments.  This transaction is expected to close in the first quarter of 2014.  Beginning in the fourth quarter of 2013, the results of Transportation Products and all prior periods, including the impairment charge and any associated gain or loss on the sale, will be reported as discontinued operations.

Corporate expense

	Three Months Ended Sepember 30,				Nine Months Ended Sepember 30,
			Change	Change			Change	Change
(in millions)	2013	2012	$	%	2013	2012	$	%

Corporate expenses	$(10.4)	$(12.8)	$2.4	18.8%	$(36.0)	$(37.0)	$1.0	2.7%

As a percentage of net sales	(1.1)%	(1.4)%			(1.3)%	(1.3)%

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

The reduction in corporate expense during the third quarter of 2013 reflects lower stock-based compensation expense due to the acceleration of stock awards recorded during the first quarter of 2013 as well as lower overseas headquarters expense in 2013 versus the prior year. The reduction in corporate expense for the first nine months of 2013 versus the prior year period primarily reflects lower overseas headquarters expense.

Liquidity and Capital Resources

We maintain liquidity sources primarily consisting of cash and cash equivalents and the unused portion of our committed credit facility. As of September 30, 2013, we had $332.4 million of cash and cash equivalents on hand, of which $108.0 million was located in our wholly owned subsidiaries outside the United States.  Cash held by subsidiaries outside the United States is held in the currency of the country in which it is located or in U.S. dollars. Such cash is used to fund the operating activities of our foreign subsidiaries and for further investment in foreign operations. Generally, we consider such cash to be permanently reinvested in our foreign operations and our current plans do not demonstrate a need to repatriate such cash to fund U.S. operations and corporate activities. Repatriation of cash held by foreign subsidiaries may require the accrual and payment of taxes in the United States.

In addition, cash held by subsidiaries in China is subject to local laws and regulations that require government approval for conversion of such cash to and from U.S. dollars as well as for transfer of such cash to entities that are outside of China. As of September 30, 2013, we had cash and cash equivalents of $14.0 million located in wholly owned subsidiaries of the Company within China.

Sources and Uses of Cash and Cash Equivalents

	Nine Months Ended Sepember 30,
(in millions)	2013	2012	Change
Net cash provided by operating activities	$315.5	$323.2	$(7.7)
Net cash used in investing activities	(71.0)	(117.2)	46.2
Net cash used in financing activities	(24.4)	(194.5)	170.1
Effect of exchange rate changes on cash	(0.2)	0.9	(1.1)
Change in cash and cash equivalents	$219.9	$12.4

Net cash provided by operating activities of $315.5 million for the nine months ended September 30, 2013 was $7.7 million lower than they the prior year primarily due to lower earnings from operations during the current year versus the same prior year period. Cash provided by working capital and other assets and liabilities of $14.1 million for the nine months ending September 30, 2013 compared to cash provided of $15.2 million for the nine months ending September 30, 2012.  A primary contributor to the positive contribution from working capital for the nine months ended September 30, 2013 was reduction in inventory, which provided cash of $56.2 million since the start of 2013.

We view the ratio of our average working capital balances (defined as the average of the quarter end balances of receivables, plus inventory less accounts payable) as a percentage of annualized sales (defined as year-to-date net sales calculated on an annualized basis) as an important measure of our ability to effectively manage our cash requirements in relation to changes in sales activity.  For the nine months ending September 30, 2013, average working capital as a percentage of annualized sales decreased to 20.7%, from 22.1% during the same prior year period.  The reduction primarily reflected an increase in inventory turns and a reduction in Days Sales Outstanding (DSO) versus the prior year.  This improvement was partially offset by a reduction in Days Payable Outstanding (DPO).

Cash used in investing activities was $71.0 million for the nine months ended September 30, 2013, compared to $117.2 million for the nine months ended September 30, 2012. Capital expenditures were $77.7 million in the nine months ended September 30, 2013 compared to capital expenditures of $93.7 million in the nine months ended September 30, 2012. Construction Materials is completing construction of two new insulation materials facilities as well as establishing a new PVC manufacturing line.  We expect our full year capital expenditures will be approximately $108 million.

During the nine months ended September 30, 2012, we utilized cash of $48.9 million to acquire Hertalan.  Also during the nine months ended September 30, 2012, we received proceeds from the sale of the PDT profiles business of $22.1 million.

Cash used in financing activities for the nine months ended September 30, 2013 primarily reflects the payment of dividends offset by increased cash from stock option activity. Cash used in financing activities for the nine months ended September 30, 2012 includes the repayment of short term borrowings.

Debt Instruments and Covenants

At September 30, 2013, we had $600 million available under our $600 million revolving credit facility. We were in compliance with all covenants and limitations under this facility as of September 30, 2013. We did not incur any borrowings under the revolving credit facility during the nine months ended September 30, 2013.  In November 2012, we issued $350 million in 3.75% senior notes due 2022 and used the proceeds to repay our outstanding balance on the revolving credit facility as well as fund the acquisition of Thermax.

We also maintain a $45 million uncommitted line of credit, of which $45 million was available at September 30, 2013.

We have senior unsecured notes outstanding of $150 million due 2016 (at a stated interest rate of 6.125%), $250 million due 2020 (at a stated interest rate of 5.125%) and $350 million due 2022 (at a stated interest rate of 3.75%) that are rated BBB by Standard & Poor’s and Baa2 by Moody’s.  We view our debt to capital ratio (defined as short-term debt plus long-term debt divided by the sum of total Shareholders’ equity, long-term debt and short-term debt) as an important indicator of our ability to utilize debt in financing acquisitions. As of September 30, 2013, our debt to capital ratio was 28%.

Under the Company’s various debt and credit facilities, the Company is required to meet various restrictive covenants and limitations, including limitations on leverage ratios, interest coverage and limits on outstanding debt balances held by certain subsidiaries. The Company was in compliance with all covenants and limitations as of September 30, 2013 and December 31, 2012.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes in the Company’s market risk for the period ended September 30, 2013. For additional information, refer to Item 7A of the Company’s 2012 Annual Report on Form 10-K.

Item 4. Controls and Procedures

(a) Under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation and as of September 30, 2013, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective.

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

Item 1A. Risk Factors

During the three months ended September 30, 2013, there were no material changes to the risk factors disclosed in “PART I—Item 1A. Risk Factors” of the Company’s 2012 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of common stock during the three months ended September 30, 2013.

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

October 22, 2013
	By:	/s/ Steven J. Ford
Name: Steven J. Ford
Title: Vice President and Chief Financial Officer