Form 10-K
period 2013-12-31
CARLISLE COMPANIES INC
filed 2014-02-19
CIK 790051

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number 1-9278

CARLISLE COMPANIES INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	31-1168055
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
11605 North Community House Road, Suite 600, Charlotte, North Carolina 28277	(704) 501-1100
(Address of principal executive office, including zip code)	(Telephone Number)

         Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $1 par value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the shares of common stock of the registrant held by non-affiliates was approximately $3.7 billion based upon the closing price of the common stock on the New York Stock Exchange on June 30, 2013.

         As of February 14, 2014, 63,852,641 shares of common stock of the registrant were outstanding;

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2014 are incorporated by reference in Part III.

 Part I

Item 1.    Business.

Overview

        Carlisle Companies Incorporated ("Carlisle", the "Company", "we", "us" or "our") was incorporated in 1986 in Delaware as a holding company for Carlisle Corporation, whose operations began in 1917, and its wholly-owned subsidiaries. Carlisle is a diversified manufacturing company consisting of four segments which manufacture and distribute a broad range of products. Additional information is contained in Items 7 and 8.

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

        On December 31, 2013, the Company sold its Transportation Products business for total net proceeds of $375.6 million, including a receivable from the buyer of $6.6 million related to the additional estimated proceeds to be received upon settlement of the working capital adjustment component of the sales agreement, which is expected to be finalized in the first quarter of 2014. The Company recognized a $6.2 million after-tax gain on the sale. All prior period results of operations have been retrospectively adjusted to reflect the Transportation Products business as discontinued operations and related assets and liabilities as held for sale.

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

        Information on the Company's revenues, earnings, and identifiable assets for continuing operations by industry segment for the last three fiscal years is as follows (amounts in millions):

  Financial Information about Industry Segments

	2013	2012	2011
Sales to Unaffiliated Customers(1)
Carlisle Construction Materials	$1,776.5	$1,695.8	$1,484.0
Carlisle Interconnect Technologies	577.7	463.1	299.6
Carlisle Brake & Friction	350.0	449.0	473.0
Carlisle FoodService Products	238.8	243.3	235.8

Total	$2,943.0	$2,851.2	$2,492.4

Earnings Before Interest and Income Taxes
Carlisle Construction Materials	$264.0	$273.4	$177.9
Carlisle Interconnect Technologies	89.4	69.1	41.9
Carlisle Brake & Friction	33.5	75.6	77.2
Carlisle FoodService Products	27.0	12.3	13.2
Corporate(2)	(47.1)	(58.5)	(44.2)

Total	$366.8	$371.9	$266.0

Identifiable Assets
Carlisle Construction Materials	$886.9	$860.4	$774.4
Carlisle Interconnect Technologies	1,017.5	1,075.7	782.1
Carlisle Brake & Friction	603.7	625.7	665.8
Carlisle FoodService Products	193.2	190.1	206.8
Corporate(3)	791.4	132.3	116.4

Total	$3,492.7	$2,884.2	$2,545.5

(1)
Intersegment sales or transfers are not material

(2)
Includes general corporate expenses

(3)
Consists primarily of cash and cash equivalents, facilities, and other invested assets, and includes assets of discontinued operations not classified as held for sale

        A reconciliation of assets reported above to total assets as presented on the Company's Consolidated Balance Sheets in Item 8 is as follows:

	2013	2012
Total Identifiable Assets by segment per table above	$3,492.7	$2,884.2
Assets held for sale of discontinued operations*	0.3	573.1

Total assets per Consolidated Balance Sheets in Item 8	$3,493.0	$3,457.3

*
See Note 4 to the Consolidated Financial Statements in Item 8.

Description of Businesses by Segment

Carlisle Construction Materials ("CCM" or the "Construction Materials segment")

        The Construction Materials segment manufactures and sells rubber ("EPDM") and thermoplastic polyolefin ("TPO") roofing systems. In addition, CCM markets and sells polyvinyl chloride membrane ("PVC") and accessories purchased from third party suppliers. Beginning in the first quarter of 2014, CCM will also manufacture PVC. CCM also manufactures and distributes energy-efficient rigid foam insulation panels for substantially all roofing applications. Roofing materials and insulation are sold together in warranted systems or separately in non-warranted systems to the new construction, re-roofing and maintenance, general construction, and industrial markets. Through its coatings and waterproofing operation, this segment manufactures and sells liquid and spray-applied waterproofing membranes, vapor and air barriers, and HVAC duct sealants and hardware for the commercial and residential construction markets. The majority of CCM's products are sold through a network of authorized sales representatives and distributors.

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

        On August 1, 2011, the Company acquired PDT Phoenix GmbH ("PDT") for approximately $111.0 million, net of $7.6 million cash acquired. The purchase price of $118.6 million was comprised of $113.4 million in cash and $5.2 million in contingent consideration. Contingent consideration was subsequently increased to $9.9 million as of December 31, 2012 due to an increase in expected earnings of PDT in 2014. The contingent consideration was settled in 2013 for €7.0 million, or $9.5 million. PDT operates manufacturing facilities in Germany and is a leading manufacturer of EPDM based roofing materials. The acquisition of PDT is an important foothold for CCM in servicing the growing single-ply roofing market in Europe. See Note 3 in Item 8 for further information regarding the acquisition and the related purchase price allocation. On January 2, 2012, the Company completed the sale of PDT's non-roofing and waterproofing unit ("PDT Profiles") to Datwyler Group of Altdorf, Switzerland for $22.1 million with no pre-tax gain or loss recognized upon the sale. See Note 4 in Item 8 regarding discontinued operations.

        CCM operates manufacturing facilities located throughout the United States, its primary market, and in Germany, Netherlands, and Romania. Insulation facilities are located in Montgomery, New York, Franklin Park, Illinois, Lake City, Florida, Terrell, Texas, Tooele, Utah, Smithfield, Pennsylvania, and Puyallup, Washington. EPDM manufacturing operations are located in Carlisle, Pennsylvania, Greenville, Illinois, and in Hamburg and Waltershausen, Germany. Following the acquisition of Hertalan, the Company also operates EPDM manufacturing facilities in Kampen, Netherlands, and

Baia Mare, Romania. TPO facilities are located in Senatobia, Mississippi and Tooele, Utah. Coatings and waterproofing manufacturing operations include four production facilities in North America. Block molded expanded polystyrene, or EPS, operations include ten production and fabrication facilities across the United States. CCM completed construction of a PVC manufacturing plant in Greenville, Illinois, in 2013 and is expected to begin production in the first quarter of 2014.

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

        CCM serves a large and diverse customer base; however, in 2013 two customers represented approximately 25% of this segment's revenues, but neither customer represented 10% of the Company's consolidated revenues. The loss of either of these customers could have a material adverse effect on this segment's revenues and cash flows.

        This segment faces competition from numerous competitors that produce roofing, insulation, and waterproofing products for commercial and residential applications. The level of competition within this market varies by product line. As one of two leading manufacturers in the niche single-ply industry, CCM competes through pricing, innovative products, long-term warranties, and customer service. CCM offers separately-priced extended warranty contracts on its installed roofing systems, ranging from five years to 30 years and, subject to certain exclusions, covering leaks in the roofing system attributable to a problem with the particular product or the installation of the product. In order to qualify for the warranty, the building owner must have the roofing system installed by an authorized roofing applicator, an independent roofing contractor trained by CCM to install its roofing systems.

Carlisle Interconnect Technologies ("CIT" or the "Interconnect Technologies segment")

        The Interconnect Technologies segment designs and manufactures high performance wire, cable, contacts, fiber optic, RF/microwave and specialty filtered connectors, specialty cable assemblies, integrated wired racks, trays, and fully integrated airframe subsystem solutions primarily for the aerospace, defense electronics, industrial, medical, and test and measurement equipment industries. This segment operates manufacturing facilities in the United States, Switzerland, China, Mexico, and the United Kingdom, with the United States, Europe, and China being the primary target markets for sales. Sales are made by direct sales personnel and independent sales representatives.

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

        CIT serves a large and diverse customer base; however, in 2013 one customer represented 18% of this segment's revenues, but did not represent 10% of the Company's consolidated revenues. The loss of this customer could have a material adverse effect on this segment's revenues and cash flows.

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

        CBF serves a large and diverse customer base; however, in 2013 one customer represented approximately 18% of this segment's revenues, but did not represent 10% of the Company's consolidated revenues. The loss of this customer could have a material adverse effect on this segment's revenues and cash flows.

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

        On October 11, 2013, to further streamline operations and reduce manufacturing costs, CBF announced plans to close its manufacturing facility in Akron, OH, relocate manufacturing previously conducted at this facility to other CBF facilities, and sell the facility's remaining assets once operations cease which is expected in the second half of 2014. See Item 7 for further information about the Akron closing.

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

        The FoodService Products segment serves a large and diverse customer base; however, in 2013 two customers together represented 19% of this segment's revenues, but neither represented 10% of the Company's consolidated revenues. The loss of one of these customers could have a material adverse effect on this segment's revenues and cash flows.

        The FoodService Products segment is engaged in markets that are generally highly competitive, and competes equally on price, service, and product performance.

Discontinued Operations

        On December 31, 2013, the Company sold its Transportation Products business for total net proceeds of $375.6 million, including a receivable from the buyer of $6.6 million related to the additional estimated proceeds to be received upon settlement of the working capital adjustment component of the sales agreement, which is expected to be finalized in the first quarter of 2014. The Company recognized a $6.2 million after-tax gain on the sale. All prior period results of operations have been retrospectively adjusted to reflect the Transportation Products business as discontinued operations and related assets and liabilities as held for sale.

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

Backlog

        Backlog of orders from continuing operations generally is not a significant factor in most of the Company's businesses, as most of the Company's products have relatively short order-to-delivery periods. Backlog of orders from continuing operations was $386.1 million at December 31, 2013 and $392.4 million at December 31, 2012; however, not all of these orders are firm in nature.

Government Contracts

        At December 31, 2013, the Company had no material contracts that were subject to renegotiation of profits or termination at the election of the U.S. government.

Research and Development

        Research and development activities include the development of new product lines, the modification of existing product lines to comply with regulatory changes, and the research of cost efficiencies through raw material substitution and process improvements. The Company's research and development expenses in continuing operations were $29.3 million in 2013 compared to $26.1 million in 2012 and $21.7 million in 2011.

Environmental Matters

        The Company is subject to increasingly stringent environmental laws and regulations, including those relating to air emissions, wastewater discharges, chemical and hazardous waste management and disposal. Some of these environmental laws hold owners or operators of land or businesses liable for their own and for previous owners' or operators' releases of hazardous or toxic substances or wastes. Other environmental laws and regulations require the obtainment and compliance with environmental permits. To date, costs of complying with environmental, health and safety requirements have not been material and we do not currently have any significant accruals related to potential future costs of environmental remediation at December 31, 2013 and 2012, nor does the Company have any asset retirement obligations recorded at those dates. However, the nature of the Company's operations and its long history of industrial activities at certain of its current or former facilities, as well as those acquired, could potentially result in material environmental liabilities or asset retirement obligations.

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

Employees

        The Company had approximately 8,000 employees, less than 1% of whom were covered by a collective bargaining agreement, in its continuing operations at December 31, 2013. The Company believes the state of its relationship with its employees is generally good.

International

        For foreign sales and an allocation of the assets of the Company's continuing operations, see Note 2 to the Consolidated Financial Statements in Item 8.

NYSE Affirmation

        On May 10, 2013, David A. Roberts, the Company's Chief Executive Officer, submitted to the New York Stock Exchange (the "NYSE") the Annual CEO Certification and certified therein that he was not aware of any violation by the Company of the NYSE's Corporate Governance listing standards.

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

        The Company utilizes petroleum-based products, steel, and other commodities in its manufacturing processes. Raw materials, including inbound freight, accounted for approximately 64% of the Company's cost of goods sold in 2013. Significant increases in the price of these materials may not be recovered through selling price increases and could adversely affect the Company's business, financial condition, results of operations, and cash flows. The Company also relies on global sources of raw materials, which could be adversely impacted by unfavorable shipping or trade arrangements and global economic conditions.

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

        For the year ended December 31, 2013, approximately 60% of the Company's revenues from continuing operations, and 64% of its EBIT from continuing operations (excluding Corporate expenses) were generated by the Construction Materials segment. Construction spending is affected by economic conditions, changes in interest rates, demographic and population shifts, and changes in construction spending by federal, state, and local governments. A decline in the commercial construction market, as well as certain other operations of the Company, could adversely affect the Company's business, financial condition, results of operations, and cash flows.

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

        The Company has increased, and anticipates that it will continue to increase, its presence in global markets. Approximately 23% of the Company's revenues in 2013 were generated outside the United States and the Company expects that this percentage will grow as the Company continues to expand its international sales efforts.

        In addition, to compete globally against low-cost manufacturers, several of the Company's segments operate manufacturing facilities outside the United States, especially in China.

        The Company's reliance on non-U.S. revenues and non-U.S. manufacturing bases exposes it to a number of risks, including price and currency controls; exchange rate fluctuations; government embargoes or foreign trade restrictions; extraterritorial effects of U.S. laws such as the Foreign Corrupt Practices Act; expropriation of assets; war, civil uprisings, and riots; political instability; nationalization of private enterprises; hyperinflationary conditions; the necessity of obtaining governmental approval for new and continuing products and operations, currency conversion, or repatriation of assets; legal systems of decrees, laws, taxes, regulations, interpretations, and court decisions that are not always fully developed and that may be retroactively or arbitrarily applied; cost and availability of international shipping channels; and local customer loyalty to local companies.

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

        Some of the Company's key customers enjoy significant purchasing power that may be used to exert pricing pressure on the Company. Additionally, as many of the Company's businesses are part of a long supply chain to the ultimate consumer, the Company's business, financial condition, results of operations, or cash flows could be adversely affected if one or more key customers elects to in-source the production of a product or products that the Company currently provides.

         If the Company or its business partners are unable to adequately protect the Company's information assets from cyber-based attacks or other security incidents, the Company's operations could be disrupted.

        The Company is increasingly dependent on information technology, including the internet, for the storage, processing, and transmission of its electronic, business-related, information assets. The Company leverages its internal information technology infrastructures, and those of its business partners, to enable, sustain, and support its global business interests. In the event that the Company or its business partners are unable to prevent, detect, and remediate cyber-based attacks or other security incidents in a timely manner, the Company's operations could be disrupted or the Company may incur financial or reputational losses arising from the theft, alteration, misuse, unauthorized disclosure, or destruction of its information assets.

         The Company may be impacted by new regulations related to conflict minerals.

        In August 2012, as mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC adopted new disclosure regulations for public companies that manufacture products that contain certain minerals and their derivatives, namely tin, tantalum, tungsten, or gold, known as conflict minerals, if these minerals are necessary to the functionality or production of the company's products. These regulations require such companies to report annually whether or not the minerals originate from the Democratic Republic of Congo (DRC) and adjoining countries and in some cases to perform extensive due diligence on their supply chains for the minerals. While the regulations do not require that a company discontinue the use of conflict minerals, the Company nevertheless may be impacted by the regulations. If one or more of the Company's key customers declares that it will become "conflict free", the Company may be forced to re-evaluate the sourcing of certain of its raw materials or risk the loss of business with the customer. This could have the effect of limiting the pool of suppliers from which the Company sources its raw materials and the Company may be unable to obtain conflict free raw materials at competitive prices, which could have a material adverse effect on the Company's business, financial condition, results of operations, or cash flows. Additionally, given the complex nature of the Company's supply chain and, in some cases, an extensive chain of custody for materials that the Company uses in its production processes, the Company may incur significant costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals used in its products.

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

         Increases in the cost of providing pension benefits and healthcare benefits could adversely affect the Company's business, financial condition, results of operations, and cash flows.

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

        The Company further reduced its net pension obligation in 2012 by offering a one-time lump-sum window to certain former employees who participate in the Company's core pension plan and in 2013 by transferring certain pension assets and obligations upon sale of the Transportation Products business.

        Additionally, the Company's business, financial condition, results of operations, and cash flows may be impacted by future increases in healthcare cost trends as well as costs associated with compliance with the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care Education Affordability Reconciliation Act of 2010.

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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        The number, location, and size of the Company's principal properties as of December 31, 2013 are shown on the following chart, by segment.

	Location				Square Footage (in millions)
	North America			No. of Facilities
Segment		Europe	Asia		Owned	Leased
Carlisle Construction Materials	21	6	—	27	3.9	0.9
Carlisle Interconnect Technologies	8	2	1	11	0.2	0.7
Carlisle Brake and Friction	5	2	4	11	0.9	0.5
Carlisle FoodService Products	9	—	—	9	0.5	0.6

Totals	43	10	5	58	5.6	2.6

        In addition to the manufacturing plants and warehousing facilities listed above, we lease our corporate offices in Charlotte, NC and in Shanghai, China. We consider these principal properties, as well as the related machinery and equipment, to be well maintained and suitable and adequate for their intended purpose.

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

Item 4.    Mine Safety Disclosures.

        Not applicable.

 Part II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        The Company's common stock is traded on the New York Stock Exchange. At December 31, 2013, there were 1,498 shareholders of record.

        Quarterly cash dividends paid and the high and low prices of the Company's stock on the New York Stock Exchange in 2013 and 2012 were as follows:

2013	First	Second	Third	Fourth
Dividends per share	$0.20	$0.20	$0.22	$0.22
Stock Price
High	$70.55	$68.12	$70.48	$80.21
Low	$59.19	$60.34	$62.00	$67.98

2012	First	Second	Third	Fourth
Dividends per share	$0.18	$0.18	$0.20	$0.20
Stock Price
High	$51.16	$56.03	$55.19	$59.36
Low	$45.56	$48.69	$48.25	$51.10

        The following table summarizes the Company's purchases of its common stock for the quarter ended December 31, 2013:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 2013	—	$—	—
November 2013	2,000	$73.51	—
December 2013	—	$—	—

Total	2,000		—	3,024,499

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

Item 6.    Selected Financial Data.

Five-Year Summary

In millions except shares, shareholders of record, and per share data

	2013	2012	2011	2010	2009
Summary of Operations
Net sales	$2,943.0	$2,851.2	$2,492.4	$1,842.8	$1,624.5
Gross margin	$745.6	$767.0	$584.1	$434.7	$391.8
Selling & administrative expenses	$353.7	$356.6	$298.8	$244.7	$215.0
Research & development expenses	$29.3	$26.1	$21.7	$16.4	$11.0
Other (income) expense, net	$(4.2)	$12.4	$(2.4)	$(0.9)	$7.3
Earnings before interest and income taxes	$366.8	$371.9	$266.0	$174.4	$158.5
Interest expense, net	$33.8	$25.5	$21.0	$8.2	$8.8
Income from continuing operations, net of tax	$235.2	$228.7	$172.0	$107.9	$114.6
Basic earnings per share	$3.69	$3.64	$2.77	$1.75	$1.87
Diluted earnings per share	$3.61	$3.57	$2.73	$1.73	$1.85
(Loss) income from discontinued operations, net of tax	$(25.5)	$41.5	$8.3	$37.7	$30.0
Basic (loss) earnings per share	$(0.40)	$0.66	$0.14	$0.61	$0.49
Diluted (loss) earnings per share	$(0.39)	$0.65	$0.13	$0.61	$0.49
Net income	$209.7	$270.2	$180.3	$145.6	$144.6
Basic earnings per share	$3.29	$4.30	$2.91	$2.36	$2.36
Diluted earnings per share	$3.22	$4.22	$2.86	$2.34	$2.34
Financial Position
Net working capital(1)	$1,158.6	$734.7	$617.2	$560.5	$498.7
Property, plant and equipment, net (held & used)	$497.2	$465.2	$379.3	$352.4	$298.9
Total assets	$3,493.0	$3,457.3	$3,137.9	$2,529.5	$1,913.9
Long-term debt	$751.0	$752.3	$604.2	$405.1	$156.1
% of total capitalization(2)	27.4	29.6	28.7	23.2	11.5
Shareholders' equity	$1,986.1	$1,788.1	$1,500.1	$1,340.7	$1,218.6
Other Data
Average shares outstanding—basic (in thousands)	63,471	62,513	61,457	60,901	60,601
Average shares outstanding—diluted (in thousands)	64,806	63,610	62,495	61,592	61,234
Dividends paid	$53.7	$48.0	$43.5	$40.6	$38.6
Per share	$0.84	$0.76	$0.70	$0.66	$0.63
Capital expenditures	$110.8	$140.4	$79.6	$64.6	$48.2
Depreciation & amortization	$113.9	$104.9	$88.0	$71.9	$67.5
Shareholders of record	1,498	1,591	1,669	1,758	1,861

(1)
Net working capital is defined as total current assets less total current liabilities.

(2)
Percent of total capitalization defined as long-term debt divided by long-term debt plus shareholders' equity.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

        We are a diversified manufacturing company focused on achieving profitable growth internally through new product development, product line extensions, and entering new markets, and externally through acquisitions that complement our existing technologies, products, and market channels. We have approximately 8,000 employees in our continuing operations. We currently manage our businesses under the following segments:

  •
  Carlisle Construction Materials ("CCM" or the "Construction Materials segment");

  •
  Carlisle Interconnect Technologies ("CIT" or the "Interconnect Technologies segment");

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

        On December 31, 2013, the Company sold its Transportation Products business for total net proceeds of $375.6 million, including a receivable from the buyer of $6.6 million related to the additional estimated proceeds to be received upon settlement of the working capital adjustment component of the sales agreement, which is expected to be finalized in the first quarter of 2014. The results for the Transportation Products business are reported in discontinued operations for all periods presented. Prior to its sale, the Transportation Products business was our second largest segment based on $767.9 million in net sales in 2013. However, this segment was not core to our strategy and did not support our net sales growth and EBIT margin objectives. We intend to use the proceeds to provide value to shareholders by either making investments in furtherance of our long term goals or returning capital to shareholders.

        In 2008 we established the Carlisle Operating System, a manufacturing structure and strategy deployment system based on lean enterprise and six sigma principles. The purpose of the Carlisle Operating System is to eliminate waste in all production and business processes, improve manufacturing efficiencies to increase productivity, and to increase EBIT margins and improve cash conversion.

        For a more in-depth discussion of the results discussed in this "Executive Overview", please refer to the discussion on "Financial Reporting Segments" presented later in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

        We achieved a record $2.94 billion in net sales from continuing operations in the year ended December 31, 2013, a 3.2% increase from net sales of $2.85 billion for the year ended December 31, 2012. Organic sales (defined as net sales excluding sales from acquisitions and divestitures within the last twelve months, as well as the impact of changes in foreign exchange rates) declined 0.4% for the year ended December 31, 2013 versus the prior year, reflecting a decline in sales at Carlisle Brake & Friction largely offset by organic sales growth at Carlisle Construction Materials and Carlisle Interconnect Technologies. Our Brake & Friction segment experienced a 22% decline in sales during 2013 due to a global downturn in the market for heavy equipment. Carlisle Construction Materials and Carlisle Interconnect Technologies experienced growth in the commercial roofing and commercial aerospace markets, respectively. Acquisitions in the Construction Materials and Interconnect

Technologies segments contributed $98.9 million to sales in 2013. The impact of foreign exchange rates had a negligible impact on the year-over-year change in sales.

        For the year ended December 31, 2013, EBIT declined 1.4% to $366.8 million primarily due to the sales downturn at Carlisle Brake & Friction as well as the impact of lower selling price and higher raw material cost at Carlisle Construction Materials. Offsetting these negative impacts were higher earnings from organic sales growth at Carlisle Interconnect Technologies and significant profit improvement at Carlisle Foodservice Products from previous consolidation efforts and performance improvement initiatives. Our EBIT margin (EBIT as a percent of net sales) decreased 50 basis points in 2013 to 12.5% primarily due to the lower performance at Carlisle Brake & Friction.

        Income from continuing operations was $235.2 million, or $3.61 per diluted share, for the year ended December 31, 2013, a slight increase compared to income of $228.7 million, or $3.57 per diluted share, for the year ended December 31, 2012. For more information regarding the change in income from continuing operations from 2012 to 2013, refer to the discussion below on "2013 Compared to 2012".

        2012 was a breakthrough year for Carlisle with respect to sales growth, earnings growth and margin improvement. During 2012, we achieved sales of $2.85 billion, a 14.4% increase from net sales of $2.49 billion for the year ended December 31, 2011. Organic sales (defined as net sales excluding sales from acquisitions and divestitures within the last twelve months, as well as the impact of changes in foreign exchange rates) increased 8.5% for the year ended December 31, 2012 versus the prior year, reflecting higher demand primarily in the Interconnect Technologies and Construction Materials segments and strong selling price realization in the Construction Materials and Foodservice Products segments. Our Brake & Friction Products segment experienced a 5% decline in sales during 2012 due to softening conditions in the worldwide market for off-highway mining and construction applications. Acquisitions in the Construction Materials and Interconnect Technologies segments contributed $158.9 million to sales in 2012. The impact of foreign exchange rates had a negligible impact on the year-over-year change in sales.

        For the year ended December 31, 2012, EBIT grew 40% to $371.9 million, due to strong selling price realization, contribution from acquisitions, higher sales volumes and savings from the Carlisle Operating System. For the full year 2012, increased selling prices achieved by our segments exceeded the impact of higher raw material costs. Pre-tax expense related to acquisitions, business development activity and excess costs related to acquired inventory in 2012 were $8.1 million, versus pre-tax expense in 2011 of $6.4 million. See Note 3 in Item 8 for discussion of these acquisitions. In 2012, EBIT margin rose 230 basis points to 13.0% from 10.7% in 2011, reflecting strong price realization and operating performance.

        In 2012, as a result of our strong sales and operational performance, we achieved income from continuing operations of $228.7 million, or $3.57 per diluted share, a 33% increase compared to income of $172.0 million, or $2.73 per diluted share, for the year ended December 31, 2011. For more information regarding the change in income from continuing operations from 2011 to 2012, refer to the discussion below on "2012 Compared to 2011".

        Due to favorable outlook in some of our key markets and performance initiatives already put in place, we expect higher sales growth and EBIT improvement in 2014 versus 2013. For the full year of 2014, we expect sales growth to total in the high- single digit percentage range and corresponding improvement in EBIT and EBIT margin. Growth in 2014 is anticipated to primarily reflect sales expansion from commercial construction at Carlisle Construction Materials and commercial aerospace demand and new product offerings generating growth at Carlisle Interconnect Technologies. Recovery in the off-highway braking market for Carlisle Brake & Friction in 2014 is expected to be modest. We are also planning for continued sales and EBIT improvement at Carlisle Foodservice Products.

        As of December 31, 2013, we had $755 million of cash on hand, including proceeds from the sale of the Transportation Products business, and $600 million of availability under our revolving credit facility. We are committed to using this liquidity to maximize shareholder value by acquiring companies that fit our long term growth profile, investing in our businesses to fuel organic growth and returning capital to shareholders through dividends and our share repurchase program. We currently have authorization from our Board to repurchase 3,024,499 shares.

2013 Compared to 2012

Net Sales

(in millions)	2013	2012	Change	Acquisition Effect	Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect
Net Sales	$2,943.0	$2,851.2	3.2%	3.5%	0.4%	-0.8%	0.0%	0.1%

        In 2013, we achieved record net sales of $2.94 billion and an overall increase in sales over 2012 of 3.2%. Acquisitions in the Construction Materials and Interconnect Technologies segments contributed $98.9 million to net sales in 2013. Refer to the discussion below on "Acquisitions".

        During 2013, our organic sales declined slightly by 0.4% primarily due to the large decline in demand at Brake & Friction resulting from a global downturn in the heavy equipment market. Largely offsetting this decline was growth in our Construction Materials and Interconnect Technologies segments from increased demand for commercial roofing and aerospace growth, respectively. Despite higher demand, selling price at Construction Materials fell slightly due to increased pressure in its markets. Brake & Friction also experienced some selling price decline towards the latter part of 2013 resulting from pricing renegotiations with key customers.

  Sales by Geographic Area

Country	2013		2012
United States	$2,260.8	77%	$2,206.0	77%
International:
Europe	330.4		315.9
Asia	126.3		117.3
Canada	90.1		82.6
Mexico and Latin America	69.7		65.8
Middle East and Africa	47.4		46.6
Other	18.3		17.0
Total International	682.2	23%	645.2	23%

Net sales	$2,943.0		$2,851.2

        We have a long-term goal of achieving 30% of total net sales from outside the United States. Total sales to customers located outside the United States increased by 5.7% from $645.2 million in 2012 to $682.2 million in 2013. Of the growth in 2013, $31.2 million in sales came from the acquisitions of Hertalan and Thermax/Raydex. Sales from outside the United States as a percentage of total net sales grew from 22.6% in 2012 to 23.2% in 2013.

Gross Margin

(in millions)	2013	2012	Change
Gross profit	$745.6	$767.0	-2.8%
Gross margin	25.3%	26.9%

        Our gross margin (net sales less cost of goods sold, expressed as a percent of net sales) declined by 160 basis points in 2013 versus 2012. The decline in gross margin primarily reflected loss of margin from the sales decline at Brake & Friction as well as lower selling price and higher raw material costs at Construction Materials. Partially offsetting this was organic sales growth at Construction Materials and Interconnect Technologies, efficiency gains from the Carlisle Operating System and savings from plant consolidation activities and other performance improvement initiatives at Foodservice Products.

Selling and Administrative Expenses

(in millions)	2013	2012	Change
Selling & Administrative	$353.7	$356.6	-0.8%
As a percentage of net sales	12.0%	12.5%

        The reduction in selling and administrative expenses in 2013 versus the prior year primarily reflected the non-recurrence of costs in 2012 totaling $4.5 million for acquisitions and business development activity and $5.6 million of non-cash expense related to the settlement of pension liabilities. In addition, Foodservice Products and Brake & Friction reduced their selling and administrative expenses by $5.5 million and $3.0 million, respectively. These decreases were partially offset by $15.0 million in higher selling and administrative expenses in 2013 from the acquisitions in the Construction Materials and Interconnect Technologies segments and higher selling commission costs at Construction Materials.

Research and Development Expenses

(in millions)	2013	2012	Change
Research and Development	$29.3	$26.1	12.2%
As a percentage of net sales	1.0%	0.9%

        Increased research and development expenses during 2013 versus the prior year included expenses of $1.1 million related to acquisitions in the Construction Materials and Interconnect Technologies segments and investment in new product development at Interconnect Technologies.

Other Expense (Income), Net

(in millions)	2013	2012
Other expense (income), net	$(4.2)	$12.4

	$(4.2)	$12.4

        Other income, net in 2013 of $4.2 million primarily reflects pre-tax gains related to changes in fair value of contingent consideration for the PDT acquisition in the Construction Materials segment as well as a net gain on the sale of fixed assets. During the third quarter of 2013, the Construction Materials recorded a $1.3 million gain related to the settlement of contingent consideration related to its 2011 acquisition of PDT based upon an earn-out settlement agreement with the former owners, which was paid in the fourth quarter of 2013. In addition, during the third quarter of 2013, Foodservices Products sold its distribution facility in Reno, NV and recognized a pre-tax gain of

$1.0 million on the sale. During the third and fourth quarter of 2013, Construction Materials sold property and fixed assets in Kingston, NY and Kent, WA and recognized a net pre-tax gain of $1.0 million on the sale.

        Other expense, net in 2012 of $12.4 million includes $6.0 million in fixed asset impairment charges incurred by the FoodService Products segment related to restructuring activity and its decision to exit the flameless chafer product line. In addition, the Construction Materials segment recorded $5.0 million in Other expense during 2012 for the fair value adjustment to contingent consideration primarily reflecting higher expected earnings of the PDT acquired operations, as part of the PDT purchase agreement.

EBIT (Earnings Before Interest and Taxes)

(in millions)	2013	2012	Change
EBIT	$366.8	$371.9	-1.4%
EBIT Margin	12.5%	13.0%

        In 2013, our EBIT declined 1.4% primarily due to the sales downturn at Brake & Friction as well as the impact of lower selling price and higher raw material cost at Construction Materials. Offsetting these negative impacts were higher earnings from organic sales growth at Interconnect Technologies and significant profit improvement at Foodservice Products from previous consolidation efforts and performance improvement initiatives. Included in EBIT in 2013 were exit and disposal costs of $1.3 million and plant start-up costs at Construction Materials of $7.3 million. By comparison, included in EBIT in 2012 were total exit and disposal costs and impairment charges of $6.2 million, which primarily reflected the aforementioned consolidation activities within FoodService Products.

        Costs incurred related to the acquisition of Thermax/Raydex totaled $1.1 million in 2013. By comparison, costs incurred related to the acquisitions of Thermax/Raydex, Hertalan, and Tri-Star, and other acquisition and business development efforts during 2012 were $8.1 million. In addition, during 2012 we incurred $5.6 million of expense related to the settlement of pension liabilities under a lump sum offer elected by certain former employees under our core pension plan and recorded $5.0 million in Other expense to adjust contingent consideration for the PDT acquisition to fair value.

Interest Expense

(in millions)	2013	2012	Change
Gross interest expense	$34.3	$26.0
Interest Income	(0.5)	(0.5)

Interest Expense, net	$33.8	$25.5	32.5%

        Interest expense, net for the year ended December 31, 2013 increased 32.5% versus 2012 due to higher average long term borrowings in 2013 versus 2012. In November 2012, we issued $350 million in 3.75% senior unsecured notes due 2022 to pay down outstanding borrowings under our revolving credit facility and fund the Thermax/Raydex acquisition as well as to support our long term growth objectives. We expect interest expense to be approximately $34 million in 2014.

Income Taxes

(in millions)	2013	2012	Change
Income tax expense	$97.8	$117.7	-16.9%
Effective tax rate	29.4%	34.0%

        Our effective tax rate varies from the statutory rate within the United States of 35% due primarily to the deduction attributable to U.S. production activities, state tax requirements, earnings in foreign jurisdictions taxed at rates different from the statutory U.S. federal rate, and tax credits. The effective income tax rate on continuing operations in 2013 of 29.4% differs from the statutory rate primarily due to a tax election made in a foreign jurisdiction that resulted in an increase in the tax basis of certain assets with a corresponding elimination of a deferred tax liability. The net tax impact of the election resulted in an $11.8 million one-time benefit in the first six months of the year. This election decreased our effective tax rate by 350 basis points in 2013. The effective tax rate was also decreased because of U.S. Federal tax legislation enacted in January 2013 related to taxation of foreign earned income and research and development expenditures. We estimate our effective tax rate for 2014 will be approximately 34%.

        We participated in the U.S. Internal Revenue Service's ("IRS") real time audit program, Compliance Assurance Process ("CAP"), during 2013 and 2012. Under the CAP program, material federal income tax matters were disclosed to the IRS throughout the year with the objective of reaching agreement as to the proper reporting treatment in advance of filing our U.S. Federal tax return. The examinations of the 2011 and 2012 returns have been completed. We believe that this program reduces tax-related uncertainties, enhances transparency, and reduces administrative costs. We expect to continue to participate in the CAP program in 2014.

Income from Continuing Operations

(in millions)	2013	2012	Change
Income from continuing operations, net of tax	$235.2	$228.7	2.8%
EPS
Basic	$3.69	$3.64
Diluted	3.61	3.57

        The increase in income from continuing operations, net of tax, in 2013 was attributable to the aforementioned $11.8 million tax benefit resulting from an election in a foreign jurisdiction. This benefit was partially offset by slightly lower EBIT in 2013 versus 2012 and higher interest expense from increased long term borrowing levels.

Income (Loss) from Discontinued Operations

(in millions)	2013	2012
Income (loss) from discontinued operations	$(60.5)	$55.2
Tax expense (benefit)	(35.0)	13.7

	$(25.5)	$41.5

EPS
Basic	$(0.40)	$0.66
Diluted	(0.39)	0.65

        Loss from Discontinued Operations for the year ended December 31, 2013 primarily reflects the results of the Transportation Products business, which was sold on December 31, 2013 to American Industrial Partners ("AIP"). During 2013, the Transportation Products business had sales of $767.9 million. Included in loss from discontinued operations during 2013 was a pre-tax goodwill impairment charge of $100.0 million due to a decline in the reporting unit's estimated fair value relative to its carrying value. In addition, the Company recorded a pre-tax loss of $12.3 million on the sale of the Transportation Products business, which included charges of $8.4 million for curtailment and settlement charges related to the transfer of all former Transportation Products business employees and certain of the pension and other post employment obligations to AIP as part of the sale.

        Under the terms of the sale agreement, the Company settled $18.6 million in pension liabilities and $1.2 million of other post employee benefit obligations related to certain unionized employees of the Transportation Products business, via the transfer of those liabilities to AIP. An estimated $19.8 million in pension assets are to be transferred from plan assets to AIP in 2014 under the terms of the sale agreement. A finalized asset transfer to the buyer will be performed during 2014 under the terms of the sale agreement. Assets to be transferred to the buyer will be adjusted, as determined by the Company's actuary, to take into account the actual investment return on such assets and benefit payments to plan participants from the closing date to the date of transfer. In regards to this settlement, the Company recorded $7.3 million in settlement costs, including recognition of $6.1 million of previously unrecognized actuarial losses, in discontinued operations.

        Pension obligations associated with non-unionized current and former employees of the Transportation Products business were not settled in connection with the sale. Employees transferred with the sale, including certain unionized employees, are no longer active participants in the plan and therefore the expected years of future service of participants has been curtailed and as required under ASC 715, Compensation—Retirement Benefits, the Company has recognized a curtailment charge, inclusive of prior service cost, of $0.8 million in discontinued operations.

        The after-tax loss from discontinued operations for the full year 2013 reflects the aforementioned losses from operations due to the goodwill impairment charge, offset by operating earnings of the Transportation Products business and a net after-tax gain on the sale of the Transportation Products business of $6.2 million.

        Income from Discontinued Operations for the year ended December 31, 2012 primarily reflects the results of the Transportation Products business as well as a $3.75 million gain recognized in April 2012 upon final settlement of contingent consideration from the 2010 sale of our specialty trailer business. During 2012, the Transportation Products business had sales of $778.2 million and pre-tax income from discontinued operations of $52.4 million.

Net Income

(in millions)	2013	2012	Change
Net Income	$209.7	$270.2	-22.3%
EPS
Basic	$3.29	$4.30
Diluted	3.22	4.22

        The decline in net income from 2012 to 2013 was primarily due to losses incurred in discontinued operations at the Transportation Products business related to goodwill impairment partially offset by the after-tax gain recognized on the sale of the Transportation Products business to AIP in December 2013.

2012 Compared to 2011

Net Sales

(in millions)	2012	2011	Change	Acquisition Effect	Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect
Net Sales	$2,851.2	$2,492.4	14.4%	6.4%	4.6%	3.6%	0.3%	-0.5%

        In 2012, we achieved net sales of $2.85 billion and an overall increase in sales over 2011 of 14.4%. Acquisitions in the Construction Materials and Interconnect Technologies segments contributed a total of $158.9 million to net sales in 2012. Refer to the discussion below on "Acquisitions".

        We achieved organic sales growth of 8.5% during 2012 primarily driven by sales volume growth in the Construction Materials and Interconnect Technologies segments and higher selling price in the Construction Materials and Foodservice Products segments. Sales in the Interconnect Technologies segment grew organically by 23%, reflecting robust demand in the commercial aerospace market. The Construction Materials segment achieved organic growth of 10% in 2012, reflecting higher demand for re-roofing products and increased selling prices from pricing actions that started during 2011 and continued in 2012. During the second half of 2012, our organic growth was negatively impacted by reduced sales in the Brake & Friction segment from lower original equipment manufacturers ("OEM") demand in the global construction, mining, and agriculture markets.

  Sales by Geographic Area

Country	2012		2011
United States	$2,206.0	77%	$1,997.6	80%
International:
Europe	315.9		233.5
Asia	117.3		104.4
Canada	82.6		76.6
Mexico and Latin America	65.8		26.5
Middle East and Africa	46.6		43.4
Other	17.0		10.4
Total International	645.2	23%	494.8	20%

Net sales	$2,851.2		$2,492.4

        Total sales to customers located outside the United States increased by 30% from $494.8 million in 2011 to $645.2 million in 2012. Of the growth in 2012, $158.9 million in sales came from the acquisitions of PDT, Hertalan, Tri-Star, and Thermax/Raydex. Sales from outside the United States as a percentage of total net sales grew from 19.9% in 2011 to 22.6% in 2012. The increase in sales to customers located outside the United States was primarily attributable to sales growth in Europe as well as Mexico and Latin America. The growth in Europe was primarily attributable to sales and manufacturing presence in Germany and the Netherlands added as part of the PDT and Hertalan acquisitions in the Construction Materials segment as well as contributions from the Tri-Star and Thermax/Raydex acquisitions in the Interconnect Technologies segment.

Gross Margin

(in millions)	2012	2011	Change
Gross profit	$767.0	$584.1	31.3%
Gross margin	26.9%	23.4%

        We increased our gross margin (net sales less cost of goods sold, expressed as a percent of net sales) by 350 basis points in 2012 versus 2011. The increase in gross margin reflected selling price realization primarily in the Construction Materials segment, strong sales volume growth in the Interconnect Technologies segment, and efficiency gains from the Carlisle Operating System. These positive impacts were partially offset by higher raw material costs in the Construction Materials segment and decline in sales volume in the Brake & Friction segment.

Selling and Administrative Expenses

(in millions)	2012	2011	Change
Selling & Administrative	$356.6	$298.8	19.3%
As a percentage of net sales	12.5%	12.0%

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

        During the fourth quarter 2012, we offered certain former employees who participate in the Company's core pension plan the option to receive a one-time lump sum payment equal to the present value of the participant's pension benefit. A total of $15 million in lump sum distributions were paid under this offer, which ended during the fourth quarter of 2012. Under Financial Accounting Standards Board ("FASB") Accounting Standard Codification ("ASC") 715, Compensation—Retirement Benefits, a portion of the unrecognized actuarial loss in Accumulated Other Comprehensive Income was recognized into earnings as the amount of total lump sum payments from the Company's core pension plan during 2012 exceeded the plan's service and interest cost during the year.

        Selling and administrative expenses in 2011 included costs of $3.3 million for the acquisitions of PDT and Tri-Star and acquisition opportunities that were not realized, and $1.6 million in severance and management change costs in the FoodService Products segment.

Research and Development Expenses

(in millions)	2012	2011	Change
Research and Development	$26.1	$21.7	20.2%
As a percentage of net sales	0.9%	0.9%

        The increase in our research and development expenses during 2012 versus the prior year included expenses of $1.8 million related to acquisitions in the Construction Materials and Interconnect Technologies segments and increased investment in new product development.

Other Expense (Income), Net

(in millions)	2012	2011
Other (income) expense, net	12.4	(2.4)

	$12.4	$(2.4)

        Other expense, net in 2012 of $12.4 million includes $6.0 million in fixed asset impairment charges incurred by the FoodService Products segment related to restructuring activity and its decision to exit the flameless chafer product line. In addition, the Construction Materials segment recorded $5.0 million in Other expense during 2012 for fair value adjustment to contingent consideration primarily reflecting higher expected earnings of the PDT acquired operations in 2014, as part of the PDT purchase agreement.

        Other income, net in 2011 of $2.4 million includes a $1.7 million gain on the settlement of a legal matter within the Construction Materials segment.

EBIT (Earnings Before Interest and Taxes)

(in millions)	2012	2011	Change
EBIT	$371.9	$266.0	39.9%
EBIT Margin	13.0%	10.7%

        In 2012, we achieved record EBIT of $371.9 million. EBIT in 2012 grew 40% versus the prior year due to contributions from acquisitions, strong selling price realization, higher organic sales volume, and reduction in operating costs attributable to efficiencies gained through the Carlisle Operating System. We incurred total restructuring charges during 2012 of $6.2 million, which primarily reflected consolidation activities within the FoodService Products segment as part of its strategic improvement plan. By comparison, in 2011 we incurred restructuring costs of $1.5 million.

        Costs incurred related to the acquisitions of Thermax/Raydex, Hertalan, and Tri-Star, and other acquisition and business development efforts during 2012 were $8.1 million, compared to charges of $6.4 million in 2011 for acquisitions. In addition, during 2012 we incurred $5.6 million of expense related to the settlement of pension liabilities under a lump sum offer elected by certain former employees under our core pension plan and recorded $5.0 million in Other expense to adjust contingent consideration for the PDT acquisition to fair value.

Interest Expense

(in millions)	2012	2011
Gross interest expense	$26.0	$21.6
Interest Income	(0.5)	(0.6)

Interest Expense, net	$25.5	$21.0

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

Income Taxes

(in millions)	2012	2011	Change
Income tax expense	$117.7	$73.0	61.2%
Effective tax rate	34.0%	29.8%

        The effective income tax rate of 29.8% for 2011 was lower than the statutory rate due to excess tax credits generated as part of a repatriation of foreign earnings which occurred during 2011. During 2011, we repatriated substantially all of the unremitted earnings of our Italian subsidiary. At that time we provided for the associated tax expense and related tax benefits from foreign tax credits. The total dividend remitted was $79.3 million, and the net tax effect of the repatriation was a tax benefit of $4.2 million. During 2012, we repatriated $4.0 million of our Italian subsidiary's earnings and reflected the associated tax effects in our 2012 provision.

Income from Continuing Operations

(in millions)	2012	2011	Change
Income from continuing operations, net of tax	$228.7	$172.0	33.0%
EPS
Basic	$3.64	$2.77
Diluted	3.57	2.73

        The increase in income from continuing operations, net of tax, in 2012 was attributable to the EBIT increase of 40%. Partially offsetting the positive impact of higher EBIT was higher interest expense due to increased borrowings levels to support acquisitions and a higher effective tax rate.

Income (Loss) from Discontinued Operations

(in millions)	2012	2011
Income (loss) from discontinued operations	$55.2	$6.5
Tax expense (benefit)	13.7	(1.8)

	$41.5	$8.3

EPS
Basic	$0.66	$0.14
Diluted	0.65	0.13

        Income from Discontinued Operations for the year ended December 31, 2012 primarily reflected the performance of the Transportation Products business and a $3.75 million gain recognized in April 2012 upon final settlement of contingent consideration from the 2010 sale of our specialty trailer business. During 2012, the Transportation Products business had sales of $778.2 million and pre-tax income from discontinued operations of $52.4 million.

        Results from discontinued operations for the year ended December 31, 2011 primarily reflected operating earnings of the Transportation Products business partially offset by operating losses of the PDT Profiles business. During 2011, the Transportation Products business had sales of $732.1 million and EBIT of $9.1 million. The PDT Profiles business was classified as held for sale at the date of acquisition of PDT. We completed the sale of the PDT Profiles business on January 2, 2012 for $22.1 million with no pre-tax gain or loss recognized upon the sale.

Net Income

(in millions)	2012	2011	Change
Net Income	$270.2	$180.3	49.9%
EPS
Basic	$4.30	$2.91
Diluted	4.22	2.86

        The improvement in net income from 2011 to 2012 was due to increased net earnings from our continuing operations from improved sales and earnings performance, as well as earnings improvement from discontinued operations in 2012 versus the prior year period.

Acquisitions and Disposals

        As previously stated, we have a long standing acquisition strategy that has traditionally focused on bolt-on acquisitions. Factors we consider in making an acquisition include consolidation opportunities, technology, customer dispersion, operating capabilities, and growth potential. We have also pursued sale of operating divisions when it is determined they no longer fit within the Company's long term goals or strategy.

        On December 31, 2013, the Company sold its Transportation Products business for total net proceeds of $375.6 million, including a receivable from the buyer of $6.6 million related to the additional estimated proceeds to be received upon settlement of the working capital adjustment component of the sales agreement, which is expected to be finalized in the first quarter of 2014. The Company recognized a $6.2 million after-tax gain on the sale in Income (loss) from discontinued operations.

        On December 17, 2012, we acquired certain assets and assumed certain liabilities of Thermax ("Thermax"), an unincorporated North American division of Belden Inc., and acquired all of the outstanding shares of Raydex/CDT Limited ("Raydex" and together with Thermax, "Thermax/Raydex"), a company incorporated in England and Wales, for total cash consideration of approximately $265.5 million, net of $0.1 million cash acquired. We funded the acquisition with cash on hand, much of which was received from the proceeds of our November 20, 2012 $350 million senior notes offering. Thermax/Raydex designs, manufactures, and sells wire and cable products for the commercial and military aerospace markets and certain industrial markets. The acquisition of Thermax/Raydex adds capabilities and technology to strengthen our interconnect products business by expanding its product and service range to its customers. Thermax/Raydex operates within the Interconnect Technologies segment. The final amount of goodwill recorded related to the acquisition of Thermax/Raydex was approximately $99.1 million.

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

        On August 1, 2011, we acquired 100% of the equity of PDT for approximately €77.0 million, or $111.0 million, net of €5.3 million, or $7.6 million, cash acquired. Of the €82.3 million, or $118.6 million gross purchase price, €78.7 million, or $113.4 million, was paid in cash initially funded with borrowings under our previous revolving credit facility as well as cash on hand. The purchase price included contingent consideration based on future earnings. During the third quarter of 2013 we reached an agreement with the former owners on early settlement terms for the contingent consideration. As a result of this agreement, a favorable adjustment to the fair value of contingent consideration was recorded during the third quarter of 2013 of $1.3 million. In December 2013, the contingent consideration of $9.5 million was paid to the former owners reflecting the terms of the settlement agreement.

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

Financial Reporting Segments

Carlisle Construction Materials ("CCM" or the "Construction Materials segment")

(in millions)	2013	2012	Change $	Change %	2012	2011	Change $	Change %
Net Sales	$1,776.5	$1,695.8	$80.7	4.8%	$1,695.8	$1,484.0	$211.8	14.3%
EBIT	$264.0	$273.4	$(9.4)	-3.4%	$273.4	$177.9	$95.5	53.7%
EBIT Margin	14.9%	16.1%			16.1%	12.0%

2013 Compared to 2012

        CCM's sales grew 4.8% in 2013 versus the prior year reflecting growing demand throughout the year from increased non-residential construction and reroofing activity, partially offset by the negative impact of harsher than normal weather conditions earlier in 2013. CCM's sales of its waterproofing/coatings and Insulfoam products each grew by 13%. The commercial roofing market became slightly more price competitive during the third and fourth quarters of 2013. Sales from CCM's European operations, excluding the impact of foreign exchange fluctuations, were relatively level to the prior year. Contribution in 2013 from the acquisition of Hertalan in March 2012 was $3.7 million in net sales.

        For the year ended December 31, 2013, the decrease in CCM's EBIT margin of 120 basis points versus the prior year period primarily reflected lower selling price and higher raw material costs partially offset by higher sales volume. CCM also incurred start up expenses of $7.3 million for its two new polyiso facilities in Puyallup, WA and Montgomery, NY and construction of its PVC manufacturing line in Greenville, IL during 2013. Partially offsetting this was a $1.3 million positive adjustment to the fair value of contingent consideration related to CCM's 2011 acquisition of PDT and $1.0 million in net gain on the sale of fixed assets.

        CCM's total capital expenditures in 2013 were $64.5 million. In 2013, CCM completed construction on a 407,000 sq. ft. polyiso plant in Puyallup, WA to service demand in the Pacific-Northwest region and this plant is fully operational. During 2013, CCM completed construction on a 300,000 square foot facility in Montgomery, NY to relocate polyiso operations from its previous 168,000 square foot facility in Kingston, NY. Production at the new Montgomery plant commenced during the third quarter. In addition, CCM completed construction of a new PVC (polyvinyl chloride) roofing membrane manufacturing line at its Greenville, Illinois location. The new PVC manufacturing line is expected to be in production during the first quarter of 2014. With the completion of the PVC line, CCM will be the only supplier of EPDM, TPO and PVC among our competitors.

        Beginning in the third quarter 2013, CCM commenced a project to add TPO (thermoplastic polyolefin) manufacturing capacity to its Carlisle, PA location to better service growing demand for TPO roofing applications in the Northeast. This project is expected to be completed in the latter part of 2014. Total capital expenditures for CCM in 2014 are estimated to be $35 million.

        CCM's net sales and EBIT are generally higher in the second and third quarters of the year due to increased construction activity during these periods. Over the last several years, CCM's commercial roofing business has shifted significantly towards reroofing, which currently constitutes approximately 75% of its commercial activity. Reroofing activity may lessen in upcoming years as growth rates for non-residential construction are anticipated to be higher than reroofing during this period. However, reroofing activity is expected to remain a significant portion of CCM's business due to the large base of installed roofs requiring replacement in a given year. The near term outlook for growth in non-residential construction, particularly in the commercial construction market, is favorable due to underlying improvements in the housing market, increasing availability of credit and domestic energy production. Budget constraints at local and federal government levels could have a negative impact of growth rates in the market for institutional construction. Growth in demand in the housing and commercial construction market can be negatively impacted by changes in fiscal policy and rising interest rates.

        With the acquisitions of PDT in 2011 and Hertalan in 2012, and their resulting integration, CCM has positioned itself to be the market leader in the European EPDM market. CCM completed the integration of the PDT and Hertalan sales force under one company to further optimize sales capabilities in the growing single ply roofing market in Europe.

        While market conditions in the commercial roofing market are improving, maintaining current selling price levels or implementing selling price increases may continue to be challenging. CCM's ability to recover higher raw material costs through price increases or surcharges is subject to significant price competition.

2012 Compared to 2011

        CCM's total sales growth of 14% in 2012 versus the prior year reflected organic sales growth of 10.2% and contribution from acquisitions of 4.3%. The acquisitions of PDT in August 2011 and Hertalan in March 2012 contributed $64.1 million to sales during 2012. CCM began 2012 with a high rate of organic sales growth in the first quarter of 2012 of 34% on higher re-roofing demand that was partially attributable to drier than usual weather in the first quarter of 2012. The rate of organic sales growth for the remainder of 2012 was more moderate, reflecting uncertainty about the U.S. economic environment as well as prolonged drought-like conditions in many U.S. regions that lowered demand for re-roofing particularly during the third quarter. Demand in the fourth quarter of 2012 increased moderately versus sales volume in the prior year quarter. CCM's overall organic growth for 2012 reflected higher demand for CCM's re-roofing and polyiso applications and strong selling price realization from pricing actions that began in 2011 and continued during 2012.

        CCM's EBIT margin in 2012 rose by 410 basis points over 2011, reflecting selling price realization, higher sales volume, savings from the Carlisle Operating System, and other manufacturing efficiencies. Included in EBIT for the year ended December 31, 2012 were favorable adjustments to deferred warranty and product liability reserves totaling $9.2 million. Partially offsetting this were the unfavorable impact of $5.0 million in Other expense related to fair value adjustment of contingent consideration based upon upwardly revised earnings estimates for the PDT acquisition, $1.3 million in additional cost of goods sold related to recording the acquired Hertalan inventory at estimated fair value, $1.0 million in other transaction expenses and purchase accounting adjustments for the acquisitions of PDT and Hertalan, $0.8 million for write-down of solar inventory, and $0.8 million of exit and disposal costs related to plant consolidations.

        During 2012, CCM announced the consolidation of manufacturing operations from our facility in Elberton, GA into our locations in Terrell, TX and Carlisle, PA for which $0.8 million of expense was incurred in 2012. The project was completed in 2012.

Carlisle Interconnect Technologies ("CIT" or the "Interconnect Technologies segment")

(in millions)	2013	2012	Change $	Change %	2012	2011	Change $	Change %
Sales	$577.7	$463.1	$114.6	24.7%	$463.1	$299.6	$163.5	54.6%
EBIT	$89.4	$69.1	$20.3	29.4%	$69.1	$41.9	$27.2	64.9%
EBIT Margin	15.5%	14.9%			14.9%	14.0%

2013 Compared to 2012

        CIT's sales growth during 2013 of 25% reflected organic growth of 4.1% and sales from the Thermax/Raydex acquisition of $95.2 million, or 20.6%. Sales in CIT's aerospace market were up 8.3%, driven by strong demand for in-flight entertainment ("IFE") applications and increased orders related to the ramp up of the Boeing 787 program and other Boeing and Airbus aircraft programs. CIT's sales to the test and measurement market grew by 30% related to new business development efforts. Growth in the aerospace and test and measurement product lines were partially offset by 14.3% lower sales to the military and defense market due to government budget and sequestration constraints. CIT's sales to the industrial market, which currently comprises 3% of CIT's base sales, declined by 18% reflecting weakness in the heavy equipment market.

        CIT's EBIT margin increased by 60 basis points in 2013 primarily on higher sales volume and savings from the Carlisle Operating System. EBIT contribution from the Thermax/Raydex acquisition was $14.4 million, including $1.1 million in acquisition related costs mostly due to additional cost of goods sold resulting from the fair valuation of acquired inventory. By comparison, included in EBIT from acquisitions during 2012 was $1.3 million in cost of goods sold related to recording the acquired Tri-Star inventory at estimated fair value as of the acquisition date, $1.0 million in cost of goods sold related to recording the acquired Thermax/Raydex inventory at estimated fair value as of the acquisition date, and $0.6 million in professional fees and other transaction expenses related to acquisitions.

        CIT's capital expenditures in 2014 are expected to be $45 million, up significantly from capital expenditures of $12.2 million in 2013. Included in CIT's expenditure plans is the construction of a new 190,000 square foot manufacturing facility in Nogales, Mexico and installation of new equipment at a total cost of $28 million, to meet growing demand for its aerospace applications based upon new contract awards. Completion of the new facility is expected in the second half of 2014.

        The outlook for CIT in the commercial aerospace market remains favorable with a strong delivery cycle for new wide body aircraft expected over the next few years. Both Airbus and Boeing forecast growing demand for aircraft delivery over the next several years. During 2013, CIT was awarded significant multi-year contracts with a major aerospace manufacturer for its wire and cabling products. Production of the Boeing 787 steadily increased in 2013 and Boeing is anticipated to be at a full production rate in 2014. CIT has been undergoing negotiations with Boeing under this customer's Accelerated Opportunity Capture ("AOC") program related to pricing and securing of long-term contracts. The potential outcome related to these negotiations may negatively impact revenue and EBIT for CIT in future periods.

        The market for IFE applications has been a growth area for CIT in 2013 and the outlook remains positive. One of CIT's key IFE customers comprises approximately 18% of CIT's overall sales. Much of CIT's current sales for IFE applications pertain to interconnect products installed in aircraft seating. The use of wireless connectivity to personal devices ("BYOD") for in-flight entertainment is increasing versus traditional seat installed IFE. Significant product development is occurring to develop applications for on board connectivity. Currently, installation of satellite antenna necessary for onboard connectivity has been delayed due to FAA requirements. However, over the longer term, the outlook for connectivity applications is expected to be strong but may result in lower or more moderate demand for seat installed IFE applications. CIT manufactures and markets separate applications for both the on board connectivity and seat installed IFE space. Future demand could also be impacted by customer in-sourcing of products currently supplied by CIT.

        The outlook for military applications is expected to remain uncertain for the near term due to ongoing government budget constraints. The outlook for our industrial applications to heavy equipment manufacturers is also expected to remain around current levels, although CIT also supplies interconnect products to industrial customers in the energy exploration market, providing further product and end market diversification. CIT made investments in 2013 to expand into the medical cabling industry and expects to generate additional sales in this area in 2014.

2012 Compared to 2011

        CIT's 55% net sales increase in 2012 reflected organic sales growth of 23% and contribution from acquisitions of 32%. The acquisitions of Tri-Star on December 1, 2011 and Thermax/Raydex on December 17, 2012 contributed $94.8 million to sales in 2012. CIT's strong organic sales growth was primarily attributable to robust demand in the aerospace market, which was up by 30% on increased orders related to Boeing and Airbus programs and significantly increased demand for IFE applications. Sales in military applications decreased 8% from the prior year and faced uncertainty and delays regarding government military programs.

        On December 17, 2012, we acquired Thermax/Raydex for total cash consideration of approximately $265.5 million, net of $0.1 million cash acquired. Thermax/Raydex designs, manufactures, and sells wire and cable products for the commercial and military aerospace markets and certain industrial markets. The acquisition of Thermax/Raydex added capabilities and technology to strengthen CIT's interconnect products business by expanding its product and service range to its customers.

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

Carlisle Brake & Friction ("CBF" or the "Brake & Friction segment")

(in millions)	2013	2012	Change $	Change %	2012	2011	Change $	Change %
Sales	$350.0	$449.0	$(99.0)	-22.0%	$449.0	$473.0	$(24.0)	-5.1%
EBIT	$33.5	$75.6	$(42.1)	-55.7%	$75.6	$77.2	$(1.6)	-2.1%
EBIT Margin	9.6%	16.8%			16.8%	16.3%

2013 Compared to 2012

        Demand in CBF's primary markets for off-highway braking products declined significantly in 2013 reflecting the falloff in global demand for heavy equipment impacting the mining industry, slowdown in construction in emerging markets and inventory destocking by large OEM's. Demand for CBF's braking and friction applications to the construction and mining markets declined by 23% and 41%, respectively, versus the prior year. Partially offsetting these declines was an increase in CBF's sales into the agriculture market of 8%. To a lesser extent, CBF selling price declined during the fourth quarter of 2013 as a result of pricing renegotiations.

        The decline in CBF's markets began in the second half of 2012 and remained depressed throughout 2013. During the last four months of 2013, our bookings for upcoming periods increased versus the prior year period. The negative impact of inventory destocking on bookings appeared to diminish towards the end of 2013.

        EBIT declined significantly during 2013 due to lower sales volume which resulted in lower production and higher per-unit production costs. CBF took numerous steps in 2013 to reduce operating costs in light of current market conditions, including reduction in administrative costs and personnel and targeted salary reductions, preserving an EBIT margin of 9.6% for the year. CBF has reduced headcount by approximately 20% since the beginning of 2012 in connection with lower sales. Total spending in selling, general and administrative expense fell by $3.0 million versus the prior year. Included in CBF's EBIT for 2013 was $0.9 million in restructuring charges in connection with its plan to close its manufacturing facility in Akron, OH.

        On October 11, 2013, to further streamline operations and reduce manufacturing costs, CBF announced plans to close its manufacturing facility in Akron, OH, relocate manufacturing previously conducted at this facility to other CBF facilities, and sell the facility's remaining assets. The project is expected to be completed in the second half of 2014 with total expected costs of $2.9 million, including employee termination, accelerated depreciation, impairment of long-lived assets and equipment relocation costs. The Company incurred $0.9 million of exit and disposal costs in 2013. Annualized savings from this project are estimated to be $0.6 million to be realized beginning in the latter part of 2014.

        Recovery in CBF's markets during 2014 is expected to be mild with the outlook for construction expected to improve modestly. The outlook for mining and agriculture is expected to remain relatively flat to slightly negative. In addition, select pricing dynamics in the current demand environment may place pressure on sales and EBIT in future periods. One of CBF's customers represents approximately 18% of CBF's total sales. Decline in orders from this global OEM customer had a significant impact on CBF's overall sales decline during 2013. CBF has several new product initiatives underway, including investment in carbon-carbon technology, to drive additional revenue and future growth opportunities.

        Despite the current contraction in the construction and mining end markets, the long term global macroeconomic drivers for CBF are favorable. Demand for infrastructure spending in developing regions such as Asia Pacific and South America and need for agriculture spending due to worldwide demographic trends are expected to grow over the long term and are underlying drivers of demand for CBF's highly specialized off-highway braking applications.

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

Carlisle FoodService Products ("CFSP" or the "FoodService Products segment")

(in millions)	2013	2012	Change $	Change %	2012	2011	Change $	Change %
Sales	$238.8	$243.3	$(4.5)	-1.8%	$243.3	$235.8	$7.5	3.2%
EBIT	$27.0	$12.3	$14.7	119.5%	$12.3	$13.2	$(0.9)	-6.8%
EBIT Margin	11.3%	5.1%			5.1%	5.6%

2013 Compared to 2012

        CFSP's 1.8% sales decrease in 2013 primarily reflected lower sales volume partially offset by selling price increases. Sales in 2013 to the foodservice market were lower by 4.8% and sales to the healthcare industry were relatively level to the prior year. Sales to the foodservice market earlier in the year were negatively impacted by lower inventory stocking levels which were resolved during the fourth quarter of 2013. These reductions were offset by 8.4% higher sales to the janitorial/sanitation market, which currently comprises approximately 13% of CFSP's total sales, reflecting new account conversions.

        CFSP has been focused on numerous performance improvement initiatives over the past couple of years. In 2013, CFSP's EBIT of $27.0 million was an earnings record for this segment. CFSP's EBIT in 2013 grew 120% over the prior year and EBIT margin increased 620 basis points to 11.3% as a result of higher selling price, savings from plant consolidations, administrative cost savings and the non-recurrence of $5.3 million in restructuring costs and $4.8 million of asset disposal and inventory write downs related to exit of unprofitable product lines incurred during 2012. Included in CFSP's EBIT for the third quarter of 2013 was a gain of $1.0 million on the sale of its distribution facility in Reno, NV, which was closed last year as part of our restructuring and consolidation efforts.

        In the third quarter of 2012, the Company announced plans to close its China manufacturing facility and its Zevenaar, Netherlands and Reno, NV distribution facilities. Manufacturing operations were moved from China to Carlisle's existing Oklahoma City, OK and Chihuahua, Mexico manufacturing facilities. The distribution activities previously conducted at the Zevenaar, Netherlands and Reno, NV facilities were relocated to the Oklahoma City, OK distribution center or to third party distributors throughout Europe. The total costs of the project were $5.7 million, including costs for impairment of long-lived assets, employee termination, contract termination, legal and consulting services, and relocation and retrofitting of plant assets of which $5.3 million was incurred in 2012 and $0.4 million in 2013. As a result of these consolidation activities, CFSP realized reduced operating costs and efficiencies of $5.3 million in 2013, which contributed significantly to its year over year performance improvement.

        The outlook for the foodservice, healthcare and janitorial/sanitation market in 2014 is positive within a low single digit percentage range. The healthcare market has been challenging in 2013 due to cost pressures within this market; however pent-up demand for replacement equipment may provide modest growth in 2014. CFSP has made significant operating and performance improvements throughout the course of 2013. Continued margin increases are expected in upcoming periods based upon ongoing profit improvement initiatives addressing both operations and sales.

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

        CFSP incurred costs of $5.3 million in 2012 for the aforementioned plant consolidation and restructuring activities, reflecting $3.7 million for impairment, accelerated depreciation of long-lived assets, employee termination costs of $1.4 million, and other associated costs of $0.2 million. In addition to the above-noted exit and disposal costs, during the third quarter of 2012, CFSP decided to abandon its flameless chafer product line. The abandonment of the product line resulted in a non-cash charge of $2.5 million in 2012 related to the impairment of prepaid royalties related to the product line. Also in 2012, CFSP incurred charges of $2.3 million to write down inventory to its market value.

        CFSP's 7% reduction in EBIT from 2011 to 2012 reflects the aforementioned charges for restructuring costs and asset impairment for the exit of the flameless chafer product line, partially offset by the positive impact of selling price realization and reductions in staffing expense and operating costs.

Corporate

(in millions)	2013	2012	Change	2012	2011	Change
Corporate expenses	$(47.1)	$(58.5)	19.5%	$(58.5)	$(44.2)	-32.4%
As a percentage of net sales	-1.6%	-2.1%		-2.1%	-1.8%

        Corporate expenses are largely comprised of compensation, benefits, and travel expense for the corporate office staff, business development costs, certain external audit fees and internal audit expenses not allocated to the segments. Corporate expense also includes certain gains and losses related to employee benefit obligations of continuing operations that are not allocated to the segments such as pension and post-employment benefit obligation settlement and curtailment charges as well as gains and losses associated with workers' compensation obligations related to changes in discount rates.

        For the year ended December 31, 2013, Corporate expenses decreased 20% from the prior year period due to lower incentive compensation expense, the non-recurrence of costs in 2012 of $5.6 million in pension settlement charges and $3.3 million in business development costs.

        For the year ended December 31, 2012, the 32% increase in Corporate expenses versus 2011 reflected $5.6 million of expense related to settlement of pension liabilities, increased costs related to acquisition pursuits and business development activities, higher expense for incentive compensation based upon the Company meeting certain performance targets, and other increased expense related to corporate-led company-wide initiatives related to the Carlisle Operating System, procurement and management development.

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

Liquidity and Capital Resources

        We maintain liquidity sources primarily consisting of cash and cash equivalents and our committed unused credit facility. As of December 31, 2013, we had $755 million of cash on hand, of which

$250 million was located in wholly owned subsidiaries of the Company outside the United States. Our cash balance increased significantly from the prior year primarily due to $369.0 million in proceeds, net of cash on hand at the time of sale, received from the sale of the Transportation Products business, of which $142 million was received by our foreign subsidiaries. Cash held by subsidiaries outside the United States is held in U.S. dollars or in the currency of the country in which it is located. It is our intention to use cash held outside the United States to fund the operating activities of our foreign subsidiaries, to make further investments in our foreign operations and to invest in additional growth opportunities for the Company through acquisitions. Cash outside the United States is generally held in deposit accounts with banking institutions that are parties to our credit facility. The majority of these accounts are at bank subsidiaries that are owned by U.S. corporate banks. Repatriation of cash held by foreign subsidiaries may require the accrual and payment of taxes in the United States, however, we consider such cash to be permanently reinvested in our foreign operations and our current plans do not demonstrate a need, nor do we plan, to repatriate such cash to fund U.S. operations and corporate activities. We plan to continue to invest in our international business and potential acquisitions to achieve our stated goal of 30% of sales outside of the United States.

        In addition, cash held by subsidiaries in China is subject to local laws and regulations that require government approval for conversion of such cash to and from U.S. dollars as well as for transfer of such cash to entities that are outside of China. As of December 31, 2013, we had cash and cash equivalents of $19.9 million located in wholly owned subsidiaries of the Company within China.

Sources and Uses of Cash

In millions	2013	2012	2011
Net cash provided by operating activities	$414.7	$485.9	$191.2
Net cash provided by (used in) investing activities	270.1	(428.5)	(463.5)
Net cash provided by (used in) financing activities	(41.5)	(20.6)	256.4
Effect of exchange rate changes on cash	(1.3)	1.0	1.2

Change in cash and cash equivalents	$642.0	$37.8	$(14.7)

2013 Compared to 2012

        Net cash provided by operating activities, which includes continuing and discontinued operations, was $414.7 million in the year ended December 31, 2013, compared to $485.9 million in 2012. The decrease was primarily due to lower funds provided by working capital in 2013 versus 2012.

        Cash provided by working capital and other assets and liabilities of $48.0 million in 2013 was $57.4 million lower than $105.4 million in 2012. Cash provided by working capital in 2013 primarily consisted of a $35.6 million reduction in inventories and an $8.4 million decrease in accounts receivable, partially offset by a $8.0 million decrease in payables and accrued expenses. Cash provided by working capital in 2012 primarily consisted of a $26.5 million reduction in inventories and a $48.8 million reduction in prepaid expenses and other assets.

        Reducing our working capital as a percentage of sales is a key focus area for management. We view the ratio of our average working capital balances (defined as the average of the quarter end balances from continuing operations, excluding current year acquisitions, of trade receivables plus net inventory, less trade payables) as a percentage of annualized sales (defined as year-to-date net sales from continuing operations, excluding current year acquisitions, calculated on an annualized basis) as an important measure of our ability to effectively manage our cash requirements in relation to changes in sales activity. For the full year 2013, average working capital as a percentage of annualized sales for our continuing operations was 18.7%, as compared to a percentage of 20.2% for 2012.

        A significant factor behind the improvement in our working capital percentage for Continuing operations was the use of the Carlisle Operating System to focus on inventory optimization strategies. Our inventory turns, which is a measure of how many times inventory is sold and replaced in an annualized period (calculated as total Cost of goods sold divided by average Inventories from December of the prior year to the current year period), increased from 6.3 turns in 2012 to 6.9 turns in 2013. We also made improvement in our accounts receivable collection cycle. As a result, our Days Sales Outstanding, or "DSO", which is a measure of the average number of days to collect payment on our receivables (calculated as average Receivables from December of the prior year to the current period divided by the daily average of annual Net sales) declined from 58.1 days in 2012 to 53.7 days in 2013.

        Cash provided by investing activities was $270.1 million in 2013 compared to $428.5 million used in investing activities in 2012. In 2013, cash provided by investing activities related to $369.0 million in proceeds on the sale of the Transportation Products business, net of cash on hand at the time of sale, and $11.9 million in proceeds on the sale of equipment, partially offset by $110.8 million in capital expenditures. In 2012, cash used in investing activities primarily consisted of cash used to purchase Hertalan of $48.9 million, net of cash acquired, and cash used to purchase Thermax/Raydex of $265.5 million, net of cash acquired.

        Capital expenditures of $110.8 million in 2013 from continuing and discontinued operations compared to $140.4 million in 2012. The Construction Materials segment represented 58% of total capital expenditures in 2013 as a result of projects to construct a new polyiso plant in Puyallup, WA and a new facility in Montgomery, NY to replace our current polyiso plant in Kingston, NY. In 2013, CCM also substantially completed a project to establish a new PVC (polyvinyl chloride) roofing membrane manufacturing line at our Greenville, Illinois location that will be operational starting in the first quarter of 2014. CCM's total capital expenditures were $64.5 million in 2013.

        Cash used in financing activities was $41.5 million in 2013 compared to $20.6 million in 2012. During 2013, cash used in financing activities related to $53.7 million in dividends paid and $1.5 million in repayments on industrial and revenue bonds, partially offset by net cash inflows related to the exercise of employee stock options. During 2012, we repaid $357 million in short term borrowings using cash provided by operations and proceeds from our senior notes offering. On November 17, 2012, we issued $350 million in 3.75% senior notes due 2022 (the "senior notes"). Proceeds from this offering were used to repay remaining borrowings under our revolving credit facility and fund the acquisition of Thermax/Raydex on December 17, 2012. During 2013, we increased our dividends to shareholders by 10%, representing the 37th consecutive year of dividend increases.

2012 Compared to 2011

        Net cash provided by operating activities was $485.9 million in the year ended December 31, 2012, compared to $191.2 million in 2011. The increase was primarily due to higher net income in 2012 versus 2011 and lower usage of cash to fund working capital in 2012.

        Cash provided by working capital and other assets and liabilities of $105.4 million in 2012 was a $196.5 million improvement versus cash used of $91.1 million in 2011. Cash provided by working capital in 2012 primarily consisted of a $26.5 million reduction in inventories and a $48.8 million reduction in prepaid expenses and other assets. Cash used for working capital in 2011 primarily consisted of a $71.4 million increase in receivables, a $75.8 million increase in inventories, offset by the positive impact of a $50.9 million increase in accounts payable. For the full year 2012, average working capital as a percentage of annualized sales was 20.2%, as compared to a percentage of 19.6% for 2011.

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

        Capital expenditures of $140.4 million in 2012 compared to $79.6 million in 2011. The Construction Materials segment represented approximately 58% of total capital expenditures in 2012, versus 27% of total capital expenditures in 2011, as a result of projects to construct a new polyiso plant in Puyallup, WA and a new facility in Montgomery, NY to replace our current polyiso plant in Kingston, NY. In May 2012, CCM commenced a project to establish a new PVC (polyvinyl chloride) roofing membrane manufacturing line in Greenville, Illinois. CCM's total capital expenditures were $81.5 million in 2012. In addition to the projects at CCM, CIT and CBF also completed projects in 2012 to expand manufacturing facilities.

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

Debt Instruments, Guarantees and Covenants

        The following table quantifies certain contractual cash obligations and commercial commitments at December 31, 2013:

In millions	Total	2014	2015	2016	2017	2018	Thereafter
Short-term credit lines and long-term debt	$752.0	$—	$—	$150.0	$—	$3.0	$599.0
Interest on long-term debt(1)	231.3	35.1	35.1	31.7	25.9	25.9	77.6
Noncancelable operating leases	60.4	15.5	11.9	9.6	7.9	7.0	8.5
Estimated workers' compensation claims	27.0	7.2	5.2	3.5	2.5	1.9	6.7
Estimated post-retirement benefit payments	299.1	17.3	15.9	14.8	14.5	14.1	222.5

Total commitments	$1,369.8	$75.1	$68.1	$209.6	$50.8	$51.9	$914.3

(1)
Future expected interest payments are calculated based on the stated rate for fixed rate debt and the effective interest rate at December 31, 2013 for variable rate debt.

        The above table does not include $143.6 million of long-term deferred revenue and $199.2 million of other long-term liabilities. Excluded Other long-term liabilities consist primarily of deferred income tax liabilities and other tax liabilities, and deferred compensation. Due to factors such as the timing of book-tax difference reversals and retirement of employees, it is not reasonably possible to estimate when these will become due.

        The amount of $27.0 million in obligations for workers compensation claims reflects an estimate for undiscounted claims reported to the company and incurred but not yet reported. The Company's estimate is based upon actuarial assumptions and loss development factors and the Company's historical loss experience. See Note 13 in the Notes to Consolidated Financial Statements.

        The amount of $299.1 million in post-retirement benefit payments primarily reflects undiscounted estimated employee obligations under the Company's qualified defined benefit pension plans, as well as obligations for the Company's non-qualified executive supplemental and director plans and other post-retirement welfare plans. The amount of estimated obligations is based upon plan provisions, increases to compensation levels, actuarial assumptions and health care cost trends. Of the $299.1 million in estimated obligations, approximately $266.0 million in projected benefit obligations reflect obligations under the Company's qualified defined benefit plans that were measured at $162.1 million as of December 31, 2013 on a discounted basis. As of December 31, 2013, the fair value of plan assets held by the Company in a trust to support these obligations was $173.5 million. The Company maintains a liability driven investment approach whereby plan assets are invested primarily in fixed income investments to match changes in the projected benefit obligation of funded plans that occur as a result of changes in the discount rate. The difference of $11.4 million between the Company's fair value of plan assets versus its discounted benefit obligations for its qualified pension plans is reflected in Other long-term assets on the Company's Consolidated Balance Sheet. Reported in Other long-term liabilities on the Company's Consolidated Balance Sheet is $18.9 million in discounted projected employee obligations for the Company's non-qualified supplemental and director plans and other post-retirement welfare plans. See Note 1, Note 15 and Note 18 in the Notes to Consolidated Financial Statements.

        Although we have entered into purchase agreements for certain key raw materials, there were no such contracts with a term exceeding one year in place at December 31, 2013.

        On October 20, 2011 we entered into a $600 million senior unsecured revolving credit facility (the "Facility") to replace our former credit facility. The renewed facility had an expiration date of October 20, 2016. On December 12, 2013, we executed an amendment to the facility (the "Amendment") to amend certain terms and extend the term of the facility to December 12, 2018. The amended credit facility allows for borrowings of between one month and six month maturity at an interest rate spread of 1.125 percentage points over Libor, based upon our current investment grade credit rating. Under the terms of the amendment, the annual facility fee was reduced from 0.20 percentage points of the overall facility to 0.125 percentage points. As a result, our annual facility fee was reduced from $1.2 million to $750,000. The amendment also modified our leverage ratio covenant to permit a temporary increase in the ratio in the event of a material acquisition. We use the facility for general working capital purposes and to provide additional liquidity to pursue growth opportunities including acquisitions.

        On November 20, 2012, we completed a public offering of $350.0 million of notes with a stated interest rate of 3.75% due November 15, 2022 (the "2022 Notes"). The 2022 Notes were issued at a discount of approximately $1.1 million, resulting in proceeds of approximately $348.9 million. Interest on the 2022 Notes is paid each May 15 and November 15, which commenced on May 15, 2013. The proceeds were utilized to re-pay borrowings under our $600 million revolving credit facility and fund the acquisition of Thermax/Raydex on December 17, 2012.

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

        At December 31, 2013, we had $600 million available under our $600 million revolving credit facility. The revolving credit facility provides for grid-based interest pricing based on the credit rating of our senior unsecured bank debt or other unsecured senior debt and our utilization of the facility. Our senior unsecured debt is rated BBB by Standard & Poor's and Baa2 by Moody's. The facility requires us to meet various restrictive covenants and limitations including certain leverage ratios, interest coverage ratios, and limits on outstanding debt balances held by certain subsidiaries. We had no borrowings on our facility during the year ended December 31, 2013.

        We also maintain a $45.0 million uncommitted line of credit, of which $45.0 million was available for borrowing as of December 31, 2013. We had no borrowings under the uncommitted line of credit during 2013.

        As of December 31, 2013, we had outstanding letters of credit amounting to $29.7 million. Letters of credit are issued primarily to provide security under insurance arrangements and certain borrowings. Letters of credit were previously issued under our revolving credit facility and reduced the amount available for borrowings under the facility. Currently, our letters of credit are issued separately from our revolving credit facility and do not affect borrowing availability under the facility.

        At December 31, 2013, the fair value of our $350 million 3.75% notes due 2022, $250 million 5.125% notes due 2020 and $150 million 6.125% notes due 2016, using Level 2 inputs, is approximately $326.3 million, $259.8 million and $163.8 million, respectively. Fair value is estimated based on current yield rates plus our estimated credit spread available for financings with similar terms and maturities.

        Under our various debt and credit facilities, we are required to meet various restrictive covenants and limitations, including certain leverage ratios, interest coverage ratios, and limits on outstanding debt balances held by certain subsidiaries. We were in compliance with all covenants and limitations in 2013 and 2012.

        We view our debt to capital ratio (defined as short-term debt plus long-term debt divided by the sum of total Shareholders' equity, long-term debt and short-term debt) as an important indicator of our ability to utilize debt in financing acquisitions and capital investments. As of December 31, 2013, our debt to capital ratio was 27%.

Cash Management

        As stated above, reducing the level of working capital as a percentage of net sales is a key management focus. Our priorities for the use of cash are to invest in growth and performance improvement opportunities for our existing businesses and maintain assets through capital expenditures, pursue strategic acquisitions that meet shareholder return criteria, pay dividends to shareholders, and return value to shareholders through share repurchases.

        Capital expenditures in 2014 are expected to be $118 million, including business sustaining projects, cost reduction efforts, and new product expansion. Capital expenditures expected in 2014 include the completion of a PVC manufacturing plant and additional TPO manufacturing line for CCM and construction of a new plant in Nogales, Mexico for CIT.

        No minimum contributions to our pension plans are required in 2014. However, during 2014 we expect to pay approximately $1.0 million in participant benefits under the executive supplemental and director plans. In light of our plans' funded status, we expect to make discretionary contributions between $0 and $4 million to our other pension plans in 2014. We did not make any contributions to the pension plans during 2013.

        We intend to pay dividends to our shareholders and have increased our dividend rate annually for the past 37 years.

        We announced the reactivation of our share repurchase program in August 2004. In August 2007, the Board of Directors authorized the repurchase of 2,500,000 shares of our common stock. In February 2008, the Board of Directors authorized the repurchase of an additional 1,400,000 shares of our common stock. At this time we have authority to repurchase 3,024,499 shares. Shares may be repurchased at management's direction. The decision to repurchase shares will depend on price, availability, and other corporate developments. Purchases may occur from time-to-time in the open market and no maximum purchase price has been set.

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

Environmental

        We are subject to increasingly stringent environmental laws and regulations, including those relating to air emissions, wastewater discharges, chemical and hazardous waste management and disposal. Some of these environmental laws hold owners or operators of land or businesses liable for their own and for previous owners' or operators' releases of hazardous or toxic substances or wastes. Other environmental laws and regulations require the obtainment and compliance with environmental permits. To date, costs of complying with environmental, health and safety requirements have not been material and we do not currently have any significant accruals related to potential future costs of environmental remediation at December 31, 2013 and 2012, nor do we have any asset retirement obligations recorded at those dates. However, the nature of our operations and our long history of industrial activities at certain of our current or former facilities, as well as those acquired, could potentially result in material environmental liabilities or asset retirement obligations.

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

Critical Accounting Policies

        Our significant accounting policies are more fully described in the Note 1 in Item 8. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, our observation of trends in the industry, information provided by our customers, and information available from other outside sources, as appropriate. We consider certain accounting policies related to revenue recognition, inventory cost and valuation, deferred revenue and extended product warranty, valuation of goodwill and indefinite-lived intangible assets, valuation of long-lived assets and pensions and other post-retirement plans to be critical policies due to the estimation processes involved.

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

        Inventories.    Inventories are valued at the lower of cost or market with cost determined primarily on an average cost basis. Cost of inventories includes direct as well as certain indirect costs associated with the acquisition and production process. These costs include raw materials, direct and indirect labor, and manufacturing overhead. Manufacturing overhead includes materials, depreciation and amortization related to property, plant and equipment and other intangible assets used directly and indirectly in the acquisition and production of inventory, and costs related to our distribution network such as inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, and other such costs associated with preparing our products for sale.

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

        Goodwill and Indefinite-Lived Intangible Assets.    Indefinite-lived intangible assets are recognized and recorded at their acquisition-date fair values. Intangible assets with indefinite useful lives are not amortized but are tested annually, or more often if impairment indicators are present, for impairment via a one-step process by comparing the fair value of the intangible asset with its carrying value. If the intangible asset's carrying value exceeds its fair value, an impairment charge is recorded in current earnings for the difference. We estimate the fair value of our indefinite-lived intangible assets based on the income approach utilizing the discounted cash flow method. We periodically re-assess indefinite-lived intangible assets as to whether their useful lives can be determined and if so, we begin amortizing any applicable intangible asset.

        Goodwill is not amortized but is tested annually, or more often if impairment indicators are present, for impairment at a reporting unit level. We have determined that our operating segments are our reporting units. We have allocated goodwill to our reporting units as follows:

In millions	December 31, 2013	December 31, 2012
Carlisle Construction Materials	$129.1	$127.2
Carlisle Interconnect Technologies	442.6	444.6
Carlisle Brake & Friction	226.7	226.7
Carlisle FoodService Products	60.3	60.3

Total	$858.7	$858.8

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

        Pensions and Other Post-Retirement Plans.    We maintain defined benefit retirement plans for certain employees. The annual net periodic expense and benefit obligations related to these plans are determined on an actuarial basis. This determination requires assumptions to be made concerning general economic conditions (particularly interest rates), expected return on plan assets, increases to compensation levels, and health care cost trends. These assumptions are reviewed periodically by management in consultation with our independent actuary and investment manager. Changes in the assumptions to reflect actual experience can result in a change in the net periodic expense and accrued benefit obligations. The defined benefit pension plans' assets consist primarily of fixed-income and equity mutual funds, which are considered Level 1 assets under the fair value hierarchy as their fair value is derived from market-observable data. We use the market related valuation method to determine the value of plan assets, which recognizes the change of the fair value of the plan assets over five years. If actual experience differs from these long-term assumptions, the difference is recorded as an unrecognized actuarial gain (loss) and then amortized into earnings over a period of time based on the average future service period, which may cause the expense related to providing these benefits to increase or decrease. The weighted-average expected rate of return on plan assets was 6.45% for the 2013 valuation. While we believe 6.45% is a reasonable expectation based on the plan assets' mix of fixed income and equity investments, significant differences in actual experience or significant changes in the assumptions used may materially affect the pension obligations and future expense. The effects of a 0.25% increase or decrease in the expected rate of return would cause our estimated 2013 pension expense to be approximately $0.3 million lower or $0.3 million higher, respectively. The assumed weighted-average discount rate was 4.43% for the 2013 valuation. The effects of a 0.25% increase or decrease in the assumed discount rate would cause our projected benefit obligation at December 31, 2013 to be approximately $2.9 million lower or $3.0 million higher, respectively. We used a weighted-average assumed rate of compensation increase of 3.46% for the 2013 valuation. This rate is not expected to change in the foreseeable future and is based on our actual rate of compensation increase over the past several years, adjusted to reflect management's expectations regarding future labor costs.

        We also have a limited number of unfunded post-retirement benefit programs that provide certain retirees with medical and prescription drug coverage. The annual net periodic expense and benefit obligations of these programs are also determined on an actuarial basis and are subject to assumptions on the discount rate and increases in compensation levels. The discount rate used for the 2013 valuation was 3.77%. The effects of a 1% increase or decrease in either the discount rate or the assumed health care cost trend rates would not be material. Similar to the defined benefit retirement plans, these plans' assumptions are reviewed periodically by management in consultation with our independent actuary. Changes in the assumptions can result in a change in the net periodic expense and accrued benefit obligations.

        Income Taxes.    We record income taxes in accordance with ASC 740, Income Taxes, which includes an estimate of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns.

        Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We periodically assess the realizability of deferred tax assets and the adequacy of deferred tax liabilities.

        Realization of deferred tax assets involves estimates regarding (1) the timing and amount of the reversal of taxable temporary differences, (2) expected future taxable income, and (3) the impact of tax planning strategies. We believe that it is more likely than not that we may not realize the benefit of certain deferred tax assets and, accordingly, have established a valuation allowance against them. In assessing the need for a valuation allowance, we consider all available positive and negative evidence, including past operating results, projections of future taxable income and the feasibility of and potential changes to ongoing tax planning strategies. Although realization is not assured for the remaining deferred tax assets, we believe it is more likely than not that the remaining deferred tax assets will be realized. However, deferred tax assets could be reduced in the near term if our estimates of taxable income during the carryforward period are significantly reduced or tax planning strategies are no longer viable.

        The amount of income tax that we pay annually is dependent on various factors, including the timing of certain deductions and ongoing audits by federal, state and foreign tax authorities, which may result in proposed adjustments. We perform reviews of our income tax positions on a quarterly basis and accrue for potential uncertain tax positions. We believe we have adequately provided for any reasonably foreseeable outcome related to these matters.

        We participate in the U.S. Internal Revenue Service's ("IRS") real time audit program, Compliance Assurance Process ("CAP"), during 2013, 2012 and 2011. Under the CAP program,

material federal income tax matters were disclosed to the IRS throughout the year with the objective of reaching agreement as to the proper reporting treatment in advance of filing our U.S. federal tax return. The examinations of the 2011 and 2012 returns have been completed. We believe that this program reduces tax-related uncertainties, enhances transparency, and reduces administrative costs. We will continue to participate in the CAP program in 2014.

New Accounting Standards Not Yet Effective

        Accounting standards issued but not effective until after December 31, 2013, are not expected to have a significant effect on our consolidated financial statements.

Forward-Looking Statements

        This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally use words such as "expect," "foresee," "anticipate," "believe," "project," "should," "estimate," "will," "plans", "forecast" and similar expressions, and reflect our expectations concerning the future. Such statements are made based on known events and circumstances at the time of publication, and as such, are subject in the future to unforeseen risks and uncertainties. It is possible that our future performance may differ materially from current expectations expressed in these forward-looking statements, due to a variety of factors such as: increasing price and product/service competition by foreign and domestic competitors, including new entrants; technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; our mix of products/services; increases in raw material costs which cannot be recovered in product pricing; domestic and foreign governmental and public policy changes including environmental regulations; threats associated with and efforts to combat terrorism; protection and validity of patent and other intellectual property rights; the successful integration and identification of our strategic acquisitions; the cyclical nature of our businesses; and the outcome of pending and future litigation and governmental proceedings. In addition, such statements could be affected by general industry and market conditions and growth rates, the condition of the financial and credit markets, and general domestic and international economic conditions including interest rate and currency exchange rate fluctuations. Further, any conflict in the international arena may adversely affect general market conditions and our future performance. We undertake no duty to update forward-looking statements.

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

        To manage commodity pricing risk, we may from time to time enter into financial instrument contracts, longer dated purchase contracts, or commodity indexed sales contracts. We continually address the impact of commodity price increases on our sales, operating margins, and cash flow. To mitigate our exposure to fluctuations in the prices of silver and copper, which are key raw materials within the Interconnect Technologies segment, we had commodity swap agreements with an aggregate notional amount of $2.3 million outstanding as of December 31, 2012, all of which matured during 2013. We had no commodity swap agreements in place as of December 31, 2013. The fair value of open contracts as of December 31, 2012 was $0.1 million.

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

        Approximately 23% of our revenues from continuing operations for the year ended December 31, 2013 are from countries other than the U.S.

        We had foreign exchange forward contracts with an aggregate notional amount of $2.1 million outstanding as of December 31, 2013, with scheduled maturities of $2.1 million during 2014. The fair value of open contracts as of December 31, 2013 reflected net assets of $0.2 million.

        From time to time we may manage our interest rate exposure through the use of treasury locks, interest rate swaps and cross-currency swaps to reduce volatility of cash flows, impact on earnings, and to lower our cost of capital. Our exposure to interest rates on our outstanding debt is described in "Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations—Debt Instruments, Guarantees and Covenants." We are exposed to variable rate interest risk in the form of outstanding borrowings on our $600 million revolving credit facility. We are not currently exposed to currency risk on borrowings denominated in non-USD; however, from time-to-time, we may borrow in non-USD denominations. There were no treasury locks, interest rate swaps or cross-currency swaps in place as of December 31, 2013.

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Carlisle Companies Incorporated

        We have audited the accompanying consolidated balance sheets of Carlisle Companies Incorporated as of December 31, 2013 and 2012, and the related consolidated statements of earnings and comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Carlisle Companies Incorporated at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Carlisle Companies Incorporated's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 19, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Charlotte, North Carolina
February 19, 2014

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Carlisle Companies Incorporated

        We have audited Carlisle Companies Incorporated's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework)(the COSO criteria). Carlisle Companies Incorporated's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Carlisle Companies Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Carlisle Companies Incorporated as of December 31, 2013 and 2012 and the related consolidated statements of earnings and comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2013 of Carlisle Companies Incorporated and our report dated February 19, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Charlotte, North Carolina
February 19, 2014

Carlisle Companies Incorporated

Consolidated Statements of Earnings and Comprehensive Income

	For the Years ended December 31,
(Dollars in millions, except per share amounts)	2013	2012	2011
Net sales	$2,943.0	$2,851.2	$2,492.4
Cost and expenses:
Cost of goods sold	2,197.4	2,084.2	1,908.3
Selling and administrative expenses	353.7	356.6	298.8
Research and development expenses	29.3	26.1	21.7
Other (income) expense, net	(4.2)	12.4	(2.4)

Earnings before interest and income taxes	366.8	371.9	266.0
Interest expense, net	33.8	25.5	21.0

Earnings before income taxes from continuing operations	333.0	346.4	245.0
Income tax expense (Note 7)	97.8	117.7	73.0

Income from continuing operations	235.2	228.7	172.0
Discontinued operations (Note 4)
Income (loss) from discontinued operations	(60.5)	55.2	6.5
Income tax (benefit) expense	(35.0)	13.7	(1.8)

Income (loss) from discontinued operations	(25.5)	41.5	8.3

Net income	$209.7	$270.2	$180.3

Basic earnings (loss) per share attributable to common shares(1)
Income from continuing operations	$3.69	$3.64	$2.77
Income (loss) from discontinued operations	(0.40)	0.66	0.14

Basic Earnings per share	$3.29	$4.30	$2.91

Diluted earnings (loss) per share attributable to common shares(1)
Income from continuing operations	$3.61	$3.57	$2.73
Income (loss) from discontinued operations	(0.39)	0.65	0.13

Diluted earnings per share	$3.22	$4.22	$2.86

Comprehensive Income
Net income	$209.7	$270.2	$180.3
Other comprehensive income (loss)
Change in foreign currency translation, net of tax	(1.6)	3.2	(12.2)
Change in accrued post-retirement benefit liability, net of tax	5.9	6.6	5.7
Loss on hedging activities, net of tax	(0.3)	(0.3)	(0.4)

Other comprehensive income (loss)	4.0	9.5	(6.9)

Comprehensive income	$213.7	$279.7	$173.4

(1)
Earning per share calculated based on the two-class method. See Note 8 for detailed calculations.

See accompanying notes to these Consolidated Financial Statements

Carlisle Companies Incorporated

Consolidated Balance Sheets

(Dollars in millions except share amounts)	December 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$754.5	$112.5
Receivables, less allowance of $3.3 in 2013 and $5.2 in 2012	399.6	408.4
Inventories (Note 10)	298.8	325.0
Deferred income taxes (Note 7)	35.7	37.3
Prepaid expenses and other current assets	46.4	26.5
Current assets held for sale (Note 4)	—	295.6

Total current assets	1,535.0	1,205.3

Property, plant and equipment, net of accumulated depreciation of $468.0 in 2013 and $416.8 in 2012 (Note 11)	497.2	465.2

Other assets:
Goodwill, net (Note 12)	858.7	858.8
Customer relationship and other intangible assets, net (Note 12)	579.8	614.8
Other long-term assets	22.0	35.7
Non-current assets held for sale (Note 4)	0.3	277.5

Total other assets	1,460.8	1,786.8

TOTAL ASSETS	$3,493.0	$3,457.3

Liabilities and Shareholders' Equity
Current liabilities:
Short-term debt, including current maturities (Note 14)	$—	$—
Accounts payable	187.0	205.9
Accrued expenses	172.0	172.6
Deferred revenue (Note 16)	17.4	17.6
Current liabilities associated with assets held for sale (Note 4)	—	74.5

Total current liabilities	376.4	470.6

Long-term liabilities:
Long-term debt (Note 14)	751.0	752.3
Deferred revenue (Note 16)	143.6	135.4
Other long-term liabilities (Note 18)	235.9	263.3
Non-current liabilities associated with assets held for sale	—	47.6

Total long-term liabilities	1,130.5	1,198.6

Shareholders' equity (Note 19):
Preferred stock, $1 par value per share. Authorized and unissued 5,000,000 shares	—	—
Common stock, $1 par value per share. Authorized 100,000,000 shares; 78,661,248 shares issued; 63,658,777 outstanding in 2013 and 63,127,299 outstanding in 2012	78.7	78.7
Additional paid-in capital	201.1	171.4
Deferred compensation equity (Note 6)	3.0	0.6
Cost of shares of treasury—14,761,481 shares in 2013 and 15,249,714 shares in 2012	(209.5)	(215.4)
Accumulated other comprehensive loss (Note 20)	(31.5)	(35.5)
Retained earnings	1,944.3	1,788.3

Total shareholders' equity	1,986.1	1,788.1

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,493.0	$3,457.3

See accompanying notes to these Consolidated Financial Statements

Carlisle Companies Incorporated

Consolidated Statements of Cash Flows

	For the Years ended December 31,
(Dollars in millions)	2013	2012	2011
Operating activities
Net income	$209.7	$270.2	$180.3
Reconciliation of net income to cash flows from operating activities:
Depreciation	75.4	74.6	68.1
Amortization	38.5	30.3	19.9
Non-cash compensation, net of tax benefit	11.9	8.5	12.5
Non-cash pension settlement	—	5.6	—
Gain on sale of businesses	(6.2)	(3.7)	—
(Gain) loss on sale of property and equipment, net	(1.3)	2.1	1.8
Impairment of assets	100.3	6.4	—
Deferred taxes	(61.7)	(13.8)	1.8
Foreign exchange (gain) loss	0.1	0.1	(2.1)
Changes in assets and liabilities, excluding effects of acquisitions and divestitures:
Receivables	8.4	21.0	(71.4)
Inventories	35.6	26.5	(75.8)
Prepaid expenses and other assets	11.1	48.8	7.3
Accounts payable	(20.6)	(15.7)	50.9
Accrued expenses and deferred revenues	12.6	14.9	(11.0)
Long-term liabilities	0.9	9.9	8.9
Other operating activities	—	0.2	—

Net cash provided by operating activities	414.7	485.9	191.2

Investing activities
Capital expenditures	(110.8)	(140.4)	(79.6)
Acquisitions, net of cash	—	(314.3)	(392.9)
Proceeds from sale of property and equipment	11.9	—	3.5
Proceeds from sale of businesses, net of cash	369.0	25.8	5.3
Proceeds from hedging activities	—	0.4	—
Other investing activities	—	—	0.2

Net cash provided by (used in) investing activities	270.1	(428.5)	(463.5)

Financing activities
Net change in short-term borrowings and revolving credit lines	—	(357.4)	346.9
Proceeds from long-term debt	—	348.9	—
Reductions of long-term debt	(1.5)	—	—
Debt issuance costs	(0.6)	(2.9)	(1.8)
Redemption of Hawk bonds	—	—	(59.0)
Acquisition date value of contingent consideration settled	(5.2)	—	—
Dividends	(53.7)	(48.0)	(43.5)
Stock options and treasury shares, net	19.5	38.8	13.8

Net cash provided by (used in) financing activities	(41.5)	(20.6)	256.4

Effect of exchange rate changes on cash	(1.3)	1.0	1.2

Change in cash and cash equivalents	642.0	37.8	(14.7)
Cash and cash equivalents
Beginning of period	112.5	74.7	89.4

End of period	$754.5	$112.5	$74.7

See accompanying notes to these Consolidated Financial Statements

Carlisle Companies Incorporated

Consolidated Statement of Shareholders' Equity

(In millions, except share amounts)

	Common Stock				Accumulated Other Comprehensive Income		Shares in Treasury
			Additional Paid-In Capital	Deferred Compensation Equity		Retained Earnings			Total Shareholders' Equity
	Shares	Amount					Shares	Cost
Balance at December 31, 2010	61,024,932	$78.7	$92.4	$—	$(38.1)	$1,429.3	17,011,676	$(221.6)	$1,340.7
Net income		—	—	—	—	180.3		—	180.3
Other comprehensive income, net of tax		—	—	—	(6.9)	—		—	(6.9)
Cash dividends—$0.70 per share		—	—	—	—	(43.5)		—	(43.5)
Stock based compensation other(1)	639,881	—	27.8	—	—	—	(543,916)	1.7	29.5

Balance at December 31, 2011	61,664,813	78.7	120.2	—	(45.0)	1,566.1	16,467,760	(219.9)	1,500.1
Net income		—	—	—	—	270.2		—	270.2
Other comprehensive income, net of tax		—	—	—	9.5	—		—	9.5
Cash dividends—$0.76 per share		—	—	—	—	(48.0)		—	(48.0)
Stock based compensation other(1)	1,462,486	—	51.2	0.6	—	—	(1,218,046)	4.5	56.3

Balance at December 31, 2012	63,127,299	78.7	171.4	0.6	(35.5)	1,788.3	15,249,714	(215.4)	1,788.1
Net income		—	—	—	—	209.7		—	209.7
Other comprehensive income, net of tax		—	—	—	4.0	—		—	4.0
Cash dividends—$0.84 per share		—	—	—	—	(53.7)		—	(53.7)
Stock based compensation other(1)	531,478	—	29.7	2.4	—	—	(488,233)	5.9	38.0

Balance at December 31, 2013	63,658,777	$78.7	$201.1	$3.0	$(31.5)	$1,944.3	14,761,481	$(209.5)	$1,986.1

(1)    Stock based compensation includes stock option activity, net of tax, and restricted share activity

See accompanying notes to these Consolidated Financial Statements

Notes to Consolidated Financial Statements

Note 1—Summary of Accounting Policies

Nature of Business

        Carlisle Companies Incorporated, its wholly owned subsidiaries and their divisions or subsidiaries, referred to herein as the "Company" or "Carlisle," is a global diversified company that designs, manufactures, and markets a wide range of products that serve a broad range of niche markets including commercial roofing, energy, agriculture, mining and construction equipment, aerospace and electronics, dining and food delivery, and healthcare. The Company markets its products as a component supplier to original equipment manufacturers, distributors, as well as directly to end-users.

Basis of Consolidation

        The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions and accounts have been eliminated. The Company's fiscal year-end is December 31.

        The Company has reclassified certain prior period amounts in the consolidated financial statements to be consistent with current period presentation. See Note 4 regarding the divestiture of the Transportation Products business.

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

Cash Equivalents

        Debt securities with a maturity of three months or less when acquired are considered cash equivalents.

Revenue Recognition

        Revenues are recognized when persuasive evidence of an arrangement exists, goods have been shipped (or services have been rendered), the customer takes ownership and assumes risk of loss, collection is probable, and the sales price is fixed or determinable.

        Provisions for rights of return, discounts, and rebates to customers and other adjustments are provided for at the time of sale as a deduction to revenue. Costs related to standard warranties are estimated at the time of sale and recorded as a component of Cost of goods sold.

Shipping and Handling Costs

        Costs incurred to physically transfer product to customer locations are recorded as a component of cost of goods sold. Charges passed on to customers are recorded into revenue.

Receivables and Allowance for Doubtful Accounts

        Receivables are stated at net realizable value. The Company performs ongoing evaluations of its customers' current creditworthiness, as determined by the review of their credit information to determine if events have occurred subsequent to the recognition of the revenue and related receivable

Notes to Consolidated Financial Statements (Continued)

Note 1—Summary of Accounting Policies (Continued)

that provides evidence that such receivable will be realized at an amount less than that recognized at the time of sale. Estimates of net realizable value are based on historical losses, adjusting for current economic conditions and, in some cases, evaluating specific customer accounts for risk of loss. The allowance for doubtful accounts was $3.3 million at December 31, 2013 and $5.2 million at December 31, 2012. Changes in economic conditions in specific markets in which the Company operates could have an effect on reserve balances required and on the ability to recognize revenue until cash is collected or collectability is probable. The following is activity in the Company's allowance for doubtful accounts for the years ended December 31:

in millions	2013	2012	2011
Balance at January 1	$5.2	$5.2	$4.6
Provision charged to expense	0.1	1.0	0.9
Provision charged to other accounts	(1.4)	—	0.3
Amounts written off, net of recoveries	(0.6)	(1.0)	(0.6)

Balance at December 31	$3.3	$5.2	$5.2

Inventories

        Inventories are valued at the lower of cost or market with cost determined primarily on an average cost basis. Cost of inventories includes direct as well as certain indirect costs associated with the acquisition and production process. These costs include raw materials, direct and indirect labor, and manufacturing overhead. Manufacturing overhead includes materials, depreciation and amortization related to property, plant and equipment and other intangible assets used directly and indirectly in the acquisition and production of inventory, and costs related to the Company's distribution network such as inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, and other such costs associated with preparing the Company's products for sale.

Deferred Revenue and Extended Product Warranty

        The Company offers extended warranty contracts on sales of certain products; the most significant being those offered on its installed roofing systems within the Construction Materials segment. The lives of these warranties range from five to thirty years. All revenue for the sale of these contracts is deferred and amortized on a straight-line basis over the life of the contracts. Current costs of services performed under these contracts are expensed as incurred. The Company also records reserve within Accrued expenses if the total expected costs of providing services at a product line level exceed unearned revenues. Total expected costs of providing extended product warranty services are actuarially determined using standard quantitative measures based on historical claims experience and management judgment. See Note 16.

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

Notes to Consolidated Financial Statements (Continued)

Note 1—Summary of Accounting Policies (Continued)

Valuation of Long-Lived Assets

        Long-lived assets or asset groups, including amortizable intangible assets, are tested for impairment whenever events or circumstances indicate that the carrying amount of the asset or asset group may not be recoverable. For purposes of testing for impairment, the Company groups its long-lived assets classified as held and used at the lowest level for which identifiable cash flows are largely independent of the cash flows from other assets and liabilities. The Company's asset groupings vary based on the related business in which the long-lived asset is employed and the interrelationship between those long-lived assets in producing net cash flows; for example, multiple manufacturing facilities may work in concert with one another or may work on a stand-alone basis to produce net cash flows. The Company utilizes its long-lived assets in multiple industries and economic environments and its asset groupings reflect these various factors. The following are examples of events or changes in circumstances that the Company considers:

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

Contingencies and Insurance Recoveries

        The Company is exposed to losses related to various potential claims from third-parties related to its employee obligations and other matters in the normal course of business, including litigation. The Company records a liability related to such potential claims, both those reported to the Company and incurred but not yet reported, when probable and reasonably estimable and with respect to workers' compensation obligations utilizes actuarial models to estimate the ultimate total cost of such claims, primarily based on historical loss experience and expectations about future costs of providing workers compensation benefits.

        As part of its risk management strategy, the Company maintains occurrence-based insurance contracts related to certain contingent losses primarily workers' compensation, medical and dental, general liability, property, and product liability claims up to applicable retention limits. The Company records a recovery under these insurance contracts when such recovery is deemed probable. See Note 13.

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

        Intangible assets with indefinite useful lives are not amortized but are tested annually, or more often if impairment indicators are present, for impairment via a one-step process by comparing the fair value of the intangible asset with its carrying value. If the intangible asset's carrying value exceeds its fair value, an impairment charge is recorded in current earnings for the difference. The Company estimates the fair value of its indefinite-lived intangible assets based on the income approach utilizing the discounted cash flow method. The Company's annual testing date for indefinite-lived intangible assets is October 1. The Company periodically re-assesses indefinite-lived intangible assets as to whether their useful lives can be determined and if so, begins amortizing any applicable intangible asset.

Notes to Consolidated Financial Statements (Continued)

Note 1—Summary of Accounting Policies (Continued)

        Goodwill is not amortized but is tested annually, or more often if impairment indicators are present, for impairment at a reporting unit level. The Company's annual testing date for goodwill is October 1. The Company has determined that its operating segments are its reporting units.

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

        See Note 12 for more information regarding goodwill and other intangible assets.

Pension and Other Post Retirement Benefits

        The Company maintains defined benefit pension plans for certain employees. Additionally, the Company has a limited number of post-retirement benefit programs that provide certain retirees with medical and prescription drug coverage. The annual net periodic expense and benefit obligations related to these plans are determined on an actuarial basis annually on December 31, unless a remeasurement event occurs in an interim period. This determination requires assumptions to be made concerning general economic conditions (particularly interest rates), expected return on plan assets, increases to compensation levels, and health care cost trends. These assumptions are reviewed periodically by management in consultation with its independent actuary. Changes in the assumptions to reflect actual experience can result in a change in the net periodic expense and accrued benefit obligations. The defined benefit pension plans' assets are measured at fair value annually on December 31, unless a remeasurement event occurs in an interim period. Such assets consist primarily of equity and fixed income mutual funds that are primarily considered Level 1 assets under the fair value hierarchy, as their fair value is derived from market observable data. The Company uses the market related valuation method to determine the value of plan assets for purposes of determining the expected return on plan assets component of net periodic benefit cost. The market related valuation method recognizes the change of the fair value of the plan assets over five years. If actual experience differs from these long-term assumptions, the difference is recorded as an unrecognized actuarial gain (loss) and then amortized into earnings over a period of time based on the average future service period, which may cause the expense related to providing these benefits to increase or decrease. See Note 15 for additional information regarding these plans and the associated plan assets.

Derivative Financial Instruments

        The Company records derivative financial instruments at fair value on the balance sheet, with changes in fair value recorded currently in earnings unless the Company elects to and qualifies to account for the derivative as either a fair value hedge or a cash flow hedge, depending upon the type of risk being hedged. If the Company elects to designate a derivative as a fair value hedge and it is highly effective, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If a fair value hedge is terminated before maturity, the adjusted carrying amount of the hedged asset or liability remains as a component of the carrying amount of that asset or liability until it is disposed. If the hedged item is an interest-bearing financial instrument, the adjusted carrying amount is amortized into earnings over the remaining life of the

Notes to Consolidated Financial Statements (Continued)

Note 1—Summary of Accounting Policies (Continued)

instrument. If the Company elects to designate the derivative as a cash flow hedge and it is highly effective, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized currently in earnings.

        The Company is subject to market risk from exposures to changes in interest rates due to its financing, investing, and cash management activities. The Company uses treasury lock contracts, interest rate swap agreements, or other derivative instruments from time to time to manage the interest rate risk of its floating and fixed rate debt portfolio. The Company, on a periodic basis, assesses the initial and ongoing effectiveness of its hedging relationships. As of December 31, 2013, the Company had not entered into any derivative financial instruments to hedge interest rate risk.

        Foreign exchange forward contracts at December 31, 2013 relate to contracts held for purposes of mitigating the Company's exposure to fluctuations in foreign exchange rates, resulting from assets or liabilities that are held by certain of its operating subsidiaries in currencies other than the subsidiary's functional currency. The Company had foreign exchange forward contracts with an aggregate notional amount of $2.1 million outstanding as of December 31, 2013, with scheduled maturities of $2.1 million during 2014. The fair value of open contracts was $0.2 million as of December 31, 2013. Approximately 23% of the Company's revenues from continuing operations for the year ended December 31, 2013 are from countries other than the U.S.

Selling and Administrative Expenses

        Selling and administrative expenses includes wages and benefits related to the Company's sales force, its administrative functions such as corporate management and other indirect costs not allocated to inventories, including a portion of depreciation and amortization.

Income Taxes

        Income taxes are recorded in accordance with ASC 740, Income Taxes, which includes an estimate of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

        The amount of income tax that the Company pays annually is dependent on various factors, including the timing of certain deductions and ongoing audits by federal, state and foreign tax authorities, which may result in proposed adjustments.

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

Notes to Consolidated Financial Statements (Continued)

Note 1—Summary of Accounting Policies (Continued)

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

New Accounting Standards Adopted

        In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source (e.g., the release due to cash flow hedges from interest rate contracts) and the income statement line items affected by the reclassification (e.g., interest income or interest expense). If a component is not required to be reclassified to net income in its entirety (e.g., the net periodic pension cost), companies would instead cross reference to the related footnote for additional information (e.g., the pension footnote). ASU 2013-02 is effective for fiscal and interim reporting periods beginning after December 15, 2012. The adoption of this ASU had no material effect on the Company's consolidated results of operations, net assets, or cash flows.

        In July 2012, FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 amends the guidance on testing indefinite-lived intangible assets, other than goodwill, for impairment. Under the revised guidance, entities have the option of first performing a qualitative assessment to determine whether there are any events or circumstances indicating that it is more likely than not that an indefinite-lived intangible asset is impaired. ASU 2012-02 is effective for fiscal and interim impairment tests performed in fiscal years beginning after September 15, 2012. The adoption of this ASU had no material effect on the Company's consolidated results of operations, net assets, or cash flows.

        In September 2011, the Financial Accounting Standards Board ("FASB") issued ASU 2011-08, Guidance on Testing Goodwill for Impairment. ASU 2011-08 gives entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in Step 1 of the goodwill impairment test. If entities determine, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. Otherwise, further testing would not be needed. ASU 2011-08 is effective for fiscal and interim reporting periods within those years beginning after December 15, 2011. The adoption of this ASU had no material effect on the Company's consolidated results of operations, net assets, or cash flows.

        In June 2011, FASB issued ASU 2011-05, Presentation of Comprehensive Income. ASU 2011-05 revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in Accounting Standards Codification ("ASC") 220,

Notes to Consolidated Financial Statements (Continued)

Note 1—Summary of Accounting Policies (Continued)

Comprehensive Income, and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The ASU does not change the items that must be reported in other comprehensive income. In December 2011, the FASB issued ASU 2011-12 which defers the requirement in ASU 2011-05 that companies present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. ASU 2011-05 is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2011, with early adoption permitted. The Company has elected to adopt ASU 2011-05, as amended by ASU 2011-12, beginning with the quarter ended December 31, 2011. The adoption of this ASU had no material effect on the Company's consolidated results of operations, net assets, or cash flows.

        In May 2011, FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU 2011-04 provides guidance to develop a single, converged fair value framework; amend the requirements of fair value measurement; and enhance related disclosure requirements, particularly for recurring Level 3 fair value measurements. This guidance clarifies the concepts of (i) the highest and best use and valuation premise for nonfinancial assets, (ii) application to financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk, (iii) premiums or discounts in fair value measurements, and (iv) fair value measurement of an instrument classified in a reporting entity's shareholders' equity. ASU 2011-04 is effective for fiscal and interim reporting periods beginning after December 15, 2011. The adoption of this ASU had no material effect on the Company's consolidated financial statements. On February 5, 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source (e.g., the release due to cash flow hedges from interest rate contracts) and the income statement line items affected by the reclassification (e.g., interest income or interest expense). If a component is not required to be reclassified to net income in its entirety (e.g., the net periodic pension cost), companies would instead cross reference to the related footnote for additional information (e.g., the pension footnote). ASU 2013-02 is effective for fiscal and interim reporting periods beginning after December 15, 2012. The adoption of this ASU had no material effect on the Company's consolidated results of operations, net assets, or cash flows.

New Accounting Standards Not Yet Effective

        There are currently no new accounting standards that have been issued that will have a significant impact on the Company's financial position, results of operations, and cash flows upon adoption.

Note 2—Segment Information

        The Company's operations are reported in the following segments:

        Carlisle Construction Materials ("CCM" or the "Construction Materials segment")—the principal products of this segment are rubber (EPDM), thermoplastic polyolefin (TPO), and polyvinyl chloride (PVC) roofing membranes used predominantly on non-residential low-sloped roofs, related roofing accessories, including flashings, fasteners, sealing tapes, coatings and waterproofing, and insulation

Notes to Consolidated Financial Statements (Continued)

Note 2—Segment Information (Continued)

products. The markets served include new construction, re-roofing and maintenance of low-sloped roofs, water containment, HVAC sealants, and coatings and waterproofing.

        Carlisle Interconnect Technologies ("CIT" or the "Interconnect Technologies segment") —the principal products of this segment are high-performance wire, cable, connectors, contacts, and cable assemblies primarily for the aerospace, defense electronics, industrial, medical, and test and measurement equipment markets.

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

        Corporate—includes other unallocated costs, primarily general corporate expenses. Corporate assets consist primarily of cash and cash equivalents, facilities, deferred taxes, and other invested assets. Corporate assets also include assets of ceased operations not classified as held for sale.

        On October 21, 2013, the Company entered into a definitive agreement to sell the Transportation Products business for total cash consideration of $375 million, subject to working capital and other customary adjustments. On December 31, 2013, the Company completed the divestiture of the Transportation Products business. All prior period results of operations have been retrospectively adjusted to reflect the Transportation Products business as discontinued operations. See Note 4 for further information related to the sale of the Transportation Products business.

        Geographic Area Information—sales from continuing operations are attributable to the United States and to all foreign countries based on the country to which the product was delivered. Sales by region for the years ended December 31 are as follows (in millions):

Country	2013	2012	2011
United States	$2,260.8	$2,206.0	$1,997.6
International:
Europe	330.4	315.9	233.5
Asia	126.3	117.3	104.4
Canada	90.1	82.6	76.6
Mexico and Latin America	69.7	65.8	26.5
Middle East and Africa	47.4	46.6	43.4
Other	18.3	17.0	10.4

Net sales	$2,943.0	$2,851.2	$2,492.4

Notes to Consolidated Financial Statements (Continued)

Note 2—Segment Information (Continued)

        Long-lived assets, comprised of net property, plant and equipment, goodwill and other intangible assets, investments and other long-term assets, located in the United States and foreign countries are as follows (in millions):

Country	2013	2012	2011
Long-lived asset held and used:
United States	$1,479.6	$1,735.1	$1,428.1
Europe	343.5	331.6	334.6
Asia	77.1	127.4	130.8
United Kingdom	55.7	55.5	27.4
Canada	1.1	1.2	1.4
Mexico	1.0	1.2	1.5

Total long-lived asset	$1,958.0	$2,252.0	$1,923.8

        Financial information for operations by reportable business segment is included in the following summary:

In millions	Sales(1)	EBIT	Assets(2)	Depreciation and Amortization	Capital Spending
2013
Carlisle Construction Materials	$1,776.5	$264.0	$886.9	$31.0	$64.5
Carlisle Interconnect Technologies	577.7	89.4	1,017.5	34.4	12.2
Carlisle Brake & Friction	350.0	33.5	603.7	21.3	10.4
Carlisle FoodService Products	238.8	27.0	193.2	7.7	10.8
Corporate	—	(47.1)	791.4	1.7	—

Total	$2,943.0	$366.8	$3,492.7	$96.1	$97.9

2012
Carlisle Construction Materials	$1,695.8	$273.4	$860.4	$27.9	$81.5
Carlisle Interconnect Technologies	463.1	69.1	1,075.7	24.6	19.2
Carlisle Brake & Friction	449.0	75.6	625.7	20.2	19.8
Carlisle FoodService Products	243.3	12.3	190.1	9.1	4.9
Corporate	—	(58.5)	132.3	1.7	1.6

Total	$2,851.2	$371.9	$2,884.2	$83.5	$127.0

2011
Carlisle Construction Materials	1,484.0	177.9	774.4	$23.7	$21.1
Carlisle Interconnect Technologies	299.6	41.9	782.1	12.9	14.8
Carlisle Brake & Friction	473.0	77.2	665.8	20.2	16.8
Carlisle FoodService Products	235.8	13.2	206.8	9.2	5.1
Corporate	—	(44.2)	116.4	1.7	0.2

Total	$2,492.4	$266.0	$2,545.5	$67.7	$58.0

(1)
Excludes intersegment sales

(2)
Corporate assets include assets of discontinued operations not classified as held for sale

Notes to Consolidated Financial Statements (Continued)

Note 2—Segment Information (Continued)

        A reconciliation of assets, depreciation, and amortization and capital spending reported above to the amounts presented on the Consolidated Statements of Cash Flows is as follows:

	2013	2012
Assets per table above	$3,492.7	$2,884.2
Assets held for sale of discontinued operations (Note 4)	0.3	573.1

Total Assets per Consolidated Balance Sheets	$3,493.0	$3,457.3

	2013	2012	2011
Depreciation and amortization per table above	$96.1	$83.5	$67.7
Depreciation and amortization of discontinued operations	17.8	21.4	20.3

Total depreciation and amortization	$113.9	$104.9	$88.0

	2013	2012	2011
Capital spending per table above	$97.9	$127.0	$58.0
Capital spending of discontinued operations	12.9	13.4	21.6

Total capital spending	$110.8	$140.4	$79.6

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

        The following table summarizes the consideration transferred to acquire Thermax/Raydex and the allocation among the assets acquired and liabilities assumed. The acquisition has been accounted for using the acquisition method of accounting which requires that consideration be allocated to the

Notes to Consolidated Financial Statements (Continued)

Note 3—Acquisitions (Continued)

acquired assets and assumed liabilities based upon their acquisition date fair values with the remainder allocated to goodwill.

		Measurement Period Adjustments	Final Allocation
	Preliminary Allocation
		Twelve Months Ended 12/17/2013	As of 12/17/2013
(in millions)	12/31/2012
Total cash consideration transferred	$265.6	$—	$265.6

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash & cash equivalents	$0.1	$—	$0.1
Receivables	14.3	—	14.3
Inventories	15.4	—	15.4
Prepaid expenses and other current assets	0.9	—	0.9
Property, plant and equipment	7.2	—	7.2
Definite-lived intangible assets	135.1	—	135.1
Indefinite-lived intangible assets	9.1	—	9.1
Accounts payable	(12.0)	—	(12.0)
Accrued expenses	(2.6)	—	(2.6)
Net deferred tax liabilities	(2.8)	1.8	(1.0)

Total identifiable net assets	164.7	1.8	166.5

Goodwill	$100.9	$(1.8)	$99.1

        The goodwill recognized in the acquisition of Thermax/Raydex is attributable to the workforce of Thermax/Raydex, the consistent financial performance of this complementary supplier of high-reliability interconnect products to leading aerospace, avionics and electronics companies and the enhanced scale that Thermax/Raydex brings to the Company. Thermax/Raydex brings additional high-end cable products and qualified positions to serve the Company's existing commercial aerospace and industrial customers. Goodwill arising from the acquisition of Thermax is deductible for income tax purposes. All of the goodwill was assigned to the Interconnect Technologies reporting unit. Indefinite-lived intangible assets of $9.1 million represent acquired trade names. The $135.1 million value allocated to definite-lived intangible assets consists of $111.4 million of customer relationships with useful lives ranging from 17 to 18 years, $23.5 million of acquired technology with useful lives ranging from 9 to 11 years, and a $0.2 million non-compete agreement with a useful life of 5 years.

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

Notes to Consolidated Financial Statements (Continued)

Note 3—Acquisitions (Continued)

manufacturing and established distribution channels. Hertalan operates within the Construction Materials segment.

        The following table summarizes the consideration transferred to acquire Hertalan and the allocation among the assets acquired and liabilities assumed. The acquisition has been accounted for using the acquisition method of accounting which requires that consideration be allocated to the acquired assets and assumed liabilities based upon their acquisition date fair values with the remainder allocated to goodwill.

	Preliminary Allocation	Measurement Period Adjustments	Final Allocation
(in millions)	As of 3/31/2012	Twelve Months Ended 3/9/2013	As of 3/9/2013
Total cash consideration transferred	$49.3	$(0.3)	$49.0

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash & cash equivalents	$0.1	$—	$0.1
Receivables	3.7	—	3.7
Inventories	10.5	(1.0)	9.5
Prepaid expenses and other current assets	0.2	—	0.2
Property, plant and equipment	13.0	(0.1)	12.9
Definite-lived intangible assets	9.9	4.8	14.7
Indefinite-lived intangible assets	2.6	5.4	8.0
Other long-term assets	0.3	—	0.3
Accounts payable	(3.3)	—	(3.3)
Accrued expenses	(2.5)	—	(2.5)
Long-term debt	(1.3)	—	(1.3)
Deferred tax liabilities	(4.4)	(2.3)	(6.7)
Other long-term liabilities	(0.1)	—	(0.1)

Total identifiable net assets	28.7	6.8	35.5

Goodwill	$20.6	$(7.1)	$13.5

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

Notes to Consolidated Financial Statements (Continued)

Note 3—Acquisitions (Continued)

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

        The following table summarizes the consideration transferred to acquire Tri-Star and the allocation among the assets acquired and liabilities assumed. The acquisition has been accounted for using the acquisition method of accounting which requires that consideration be allocated to the acquired assets and assumed liabilities based upon their acquisition date fair values with the remainder allocated to goodwill.

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

Notes to Consolidated Financial Statements (Continued)

Note 3—Acquisitions (Continued)

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

        The agreement to acquire PDT provided for contingent consideration based on future earnings. The fair value of contingent consideration recognized at the acquisition date was €3.6 million, or $5.2 million, and was estimated using a discounted cash flow model based on financial projections of the acquired company. See Note 9 for further information regarding settlement of the contingent consideration.

        The purchase price of PDT included certain assets of the PDT Profiles business, which the Company sold on January 2, 2012 for €17.1 million, or $22.1 million. The PDT Profiles business was classified as held for sale at the date of acquisition and on the Company's consolidated balance sheet as of December 31, 2011.

        The following table summarizes the consideration transferred to acquire PDT and the allocation among the assets acquired and liabilities assumed. The acquisition has been accounted for using the acquisition method of accounting which requires that consideration be allocated to the acquired assets and assumed liabilities based upon their acquisition date fair values with the remainder allocated to goodwill.

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

Notes to Consolidated Financial Statements (Continued)

Note 3—Acquisitions (Continued)

        The Company has also recorded deferred tax liabilities related to the property, plant and equipment and intangible assets as of the August 1, 2011 closing date.

Note 4—Discontinued Operations and Assets Held for Sale

        The major classes of assets held for sale included in the Company's Consolidated Balance Sheets were as follows:

In millions	December 31, 2013	December 31, 2012
Assets held for sale:
Receivables	$—	$74.4
Deferred income taxes	—	6.5
Inventories	—	213.0
Prepaid expenses and other current assets	—	1.7

Total current assets held for sale	—	295.6
Property, plant and equipment, net	0.3	171.9
Goodwill	—	100.0
Other long term assets		5.6

Total non-current assets held for sale	0.3	277.5

Total assets held for sale	$0.3	$573.1

Liabilities associated with assets held for sale:
Accounts payable	$—	$53.8
Accrued expenses	—	20.7

Total current liabilities associated with assets held for sale	—	74.5
Total non-current liabilities associated with assets held for sale	—	47.6

Total liabilities associated with assets held for sale	$—	$122.1

Sale of the Transportation Products Business

        On October 21, 2013, the Company entered into a definitive agreement to sell the Transportation Products business for total cash consideration of $375 million, subject to working capital and other customary adjustments. On December 31, 2013, the Company sold its Transportation Products business for total net proceeds of $375.6 million, including a receivable from the buyer of $6.6 million related to the additional estimated proceeds to be received upon settlement of the working capital adjustment component of the sales agreement, which is expected to be finalized in the first quarter of 2014. The Company recognized a $6.2 million after-tax gain on the sale in Income (loss) from discontinued operations. Total assets held for sale related to the Transportation Products disposal group were $573.1 million and total liabilities associated with assets for sale were $122.1 million as of December 31, 2012.

        Income (loss) from discontinued operations included Transportation Products business revenues of $767.9 million, $778.2 million, and $732.1 million, and pre-tax income (loss) from discontinued

Notes to Consolidated Financial Statements (Continued)

Note 4—Discontinued Operations and Assets Held for Sale (Continued)

operations of $(46.1) million, $52.4 million, and $9.1 million for the years ended December 31, 2013, 2012, and 2011, respectively.

Other Divestitures of Long-lived Assets and Long-lived Assets Held for Sale

        As of November 8, 2013, the Company completed the sale of CCM's Kent, WA long-lived tangible assets for cash proceeds of $5.4 million, recognizing a pre-tax gain of $1.6 million within Other income (expense) in the Consolidated Statement of Earnings.

        In the third quarter of 2012, the Company announced plans to restructure certain of CFS's manufacturing and distribution operations. As of December 31, 2013 and 2012, assets held for sale includes $0.3 million of long-lived tangible assets related to the Zevenaar, Netherlands distribution center. On September 30, 2013, the Company completed the sale of Reno, NV long-lived tangible assets for cash proceeds of $6.2 million, recognizing a pre-tax gain of $1.0 million within Other income (expense) in the Consolidated Statement of Earnings.

        On January 2, 2012, the Company completed the sale of the PDT Profiles business for cash consideration of €17.1 million, or $22.1 million. The Company had acquired all of the equity of PDT on August 1, 2011 (see Note 3). Included with the acquisition were certain assets associated with the PDT Profiles business, which the Company classified as held for sale at the date of acquisition. No gain or loss was recognized upon the sale of the PDT Profiles business.

  Income (Loss) from Discontinued Operations

        Discontinued operations for the years ended 2013, 2012 and 2011 include the results of the Transportation products business and 2012 includes the PDT Profiles business and a settlement gain related to contingent consideration from the 2010 sale of the Specialty Trailer business, each of which was a component of the Company and was classified as discontinued in the Consolidated Statement of Earnings for all periods presented.

        Income (loss) from discontinued operations for the year ended December 31, 2013 includes a $30.4 million net loss from operations of the Transportation Products business, inclusive of a pre-tax goodwill impairment charge of $100.0 million.

        Income (loss) from discontinued operations for the year ended December 31, 2012 included $37.6 million of net income from operations of the Transportation Products business and a $3.8 million gain on the settlement of the contingent consideration relating to the October 2010 sale of the Company's specialty trailer business.

        Income (loss) from discontinued operations for the year ended December 31, 2011 included $15.2 million of net income from operations of the Transportation Products business, operating results of the PDT Profiles business, a $0.6 million write-down of the land and building of the thermoset molding operation upon sale of these assets, and a $0.9 million gain on the settlement of environmental liabilities related to the refrigerated truck bodies business within discontinued operations.

Notes to Consolidated Financial Statements (Continued)

Note 5—Exit and Disposal Activities

        The following table represents the costs associated with certain exit and disposal activities related to continuing operations on the Company's Consolidated Statements of Earnings for the years ended December 31:

In millions	2013	2012	2011
Cost of goods sold	$1.0	$2.2	$0.6
Selling and administrative expenses	—	0.2	0.9
Other (income) expense, net	0.3	3.8	—

Total exit and disposal costs	$1.3	$6.2	$1.5

        Exit and disposal activities by type of cost for the years ended December 31 were as follows:

In millions	2013	2012	2011
Termination benefits	$0.5	$1.7	$0.5
Impairments	0.3	4.0	—
Other associated costs	0.5	0.5	1.0

Total exit and disposal costs	$1.3	$6.2	$1.5

        Other associated costs are primarily related to asset relocation costs and accelerated depreciation.

        Unpaid and accrued exit and disposal costs and related activity for the years ended December 31, 2013 and 2012 were as follows:

In millions	Termination Benefits	Impairments	Other associated costs	Total
Balance at December 31, 2011	$0.5	$—	$0.4	$0.9
2012 charges	1.7	4.0	0.5	6.2
2012 usage	(0.8)	(4.0)	(0.3)	(5.1)

Balance at December 31, 2012	1.4	—	0.6	2.0

2013 charges	0.5	0.2	0.6	1.3
2013 usage	(1.5)	(0.2)	(1.1)	(2.8)

Balance at December 31, 2013	$0.4	$—	$0.1	$0.5

        Costs associated with exit and disposal activities by segment were as follows:

In millions	2013	2012	2011
Total by segment
Carlisle Construction Materials	$—	$0.8	$—
Carlisle Brake & Friction	0.9	0.1	1.5
Carlisle FoodService Products	0.4	5.3	—

Total exit and disposal costs	$1.3	$6.2	$2.6

        Carlisle Construction Materials—During the second quarter of 2012, the Company announced plans to consolidate its manufacturing operations in Elberton, GA into its locations in Terrell, TX and Carlisle, PA. Costs of $0.8 million incurred in 2012 consisted of employee termination costs, equipment relocation, and other associated costs. No further costs are expected to be incurred related to this project.

Notes to Consolidated Financial Statements (Continued)

Note 5—Exit and Disposal Activities (Continued)

        Carlisle Brake & Friction—During the fourth quarter of 2013, the Company announced plans to close its Akron, OH stamping plant. Manufacturing operations are being relocated to the Catoosa, OK facility. The project is expected to be completed in 2014 with total expected costs of $2.9 million, including employee termination, accelerated depreciation, impairment of long-lived assets and equipment relocation costs. The Company incurred $0.9 million of exit and disposal costs in 2013 for employee termination costs, accelerated depreciation, asset impairment and equipment relocation costs. Included in Accrued Expenses at December 31, 2013 was a $0.4 million liability related to unpaid employee termination costs associated with this project.

        In the third quarter of 2011, the Company decided to close its braking plant in Canada. The total cost of the project was $1.0 million, including $0.9 million of expense recognized in 2011 for employee termination costs and other associated costs. Expenses of $0.1 million were recognized in 2012 reflecting $0.3 million of losses on the sale of certain assets in connection with the plant closure, net of $0.2 million income to reverse an accrual for pension costs which will not be paid. As of December 31, 2013, a $0.1 million liability, reported in Accrued Expenses, exists for unpaid lease termination costs. The Company expects no additional costs to be incurred related to this project.

        Carlisle FoodService Products—In the third quarter of 2012, the Company announced plans to close its China manufacturing facility and its Zevenaar, Netherlands and Reno, NV distribution facilities. Manufacturing operations were moved from China to Carlisle's existing Oklahoma City, OK and Chihuahua, Mexico manufacturing facilities. The distribution activities previously conducted at the Zevenaar, Netherlands and Reno, NV facilities were relocated to the Oklahoma City, OK distribution center or to third party distributors throughout Europe. The total expected cost of the project is $5.7 million, including costs for impairment of long-lived assets, employee termination, contract termination, legal and consulting services, and relocation and retrofitting of plant assets of which $5.3 million was incurred in 2012. During 2013, the Company incurred $0.4 million of exit and disposal costs for employee termination and equipment relocation. The Company expects no additional costs to be incurred related to this project.

Note 6—Stock-Based Compensation

        Stock-based compensation cost is recognized over the requisite service period, which generally equals the stated vesting period, unless the stated vesting period exceeds the date upon which an employee reaches retirement eligibility. Pre-tax stock-based compensation expense of $17.0 million, $18.5 million and $15.7 million was recognized for the years ended December 31, 2013, 2012 and 2011, respectively. Pre-tax stock-based compensation expense included $0.9 million, $1.6 million and $3.4 million related to discontinued operations for the years ended December 31, 2013, 2012, and 2011, respectively.

  2008 Executive Incentive Program

        The Company maintains an Executive Incentive Program (the "Program") for executives and certain other employees of the Company and its operating divisions and subsidiaries. The Program was approved by shareholders on April 20, 2004. The Program allows for awards to eligible employees of stock options, restricted stock, stock appreciation rights, performance shares and units or other awards based on Company common stock. At December 31, 2013, 3,094,447 shares were available for grant under this plan, of which 693,705 were available for the issuance of restricted and performance share awards.

Notes to Consolidated Financial Statements (Continued)

Note 6—Stock-Based Compensation (Continued)

  2005 Nonemployee Director Equity Plan

        The Company also maintains the Nonemployee Director Equity Plan (the "Plan") for members of its Board of Directors, with the same terms and conditions as the Program. At December 31, 2013, 267,210 stock options and 37,210 restricted shares were available for grant under this plan. Members of the Board of Directors that receive stock-based compensation are treated as employees for accounting purposes.

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

        For 2013, 2012, and 2011, share-based compensation expense related to stock options was as follows:

	Years Ended December 31
(in millions, except per share amounts)	2013	2012	2011
Pre-tax compensation expense	$4.9	$7.5	$6.6
After-tax compensation expense	$3.0	$4.7	$4.1
Impact on diluted EPS	$0.05	$0.07	$0.07

        Unrecognized compensation cost related to stock options of $3.2 million at December 31, 2013 is to be recognized over a weighted average period of 1.75 years.

        Excess income tax benefits related to share-based compensation expense that must be recognized directly in equity are considered financing cash flows. The amount of financing cash flows for these benefits was $5.3 million, $11.7 million and $3.2 million for the years ended December 31, 2013, 2010 and 2011, respectively.

        The Company utilizes the Black-Scholes_Merton ("BSM") option pricing model to determine the fair value of its stock option awards. The BSM relies on certain assumptions to estimate an option's fair value. The weighted average assumptions used in the determination of fair value for stock option awards in 2013, 2012, and 2011 were as follows:

	Years Ended December 31
	2013	2012	2011
Expected dividend yield	1.2%	1.5%	1.7%
Expected life in years	5.71	5.78	5.76
Expected volatility	32.2%	36.0%	32.0%
Risk-free interest rate	1.0%	0.9%	2.2%
Weighted average fair value	$17.58	$14.57	$10.61

        The expected life of options is based on the assumption that all outstanding options will be exercised at the midpoint of the grant date and the option expiration date. The expected volatility is based on historical volatility as well as implied volatility of the Company's publicly traded options. The risk-free interest rate is based on rates of U.S. Treasury issues with a remaining life equal to the

Notes to Consolidated Financial Statements (Continued)

Note 6—Stock-Based Compensation (Continued)

expected life of the option. The expected dividend yield is based on the projected annual dividend payment per share, divided by the stock price at the date of grant

        Stock option activity under the Company's stock option awards for 2013, 2012 and 2011 was as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	4,235,303	$30.38
Options granted	637,255	38.23
Options exercised	(552,639)	27.61
Options forfeited	(227,404)	29.13

Outstanding at December 31, 2011	4,092,515	$32.05
Options granted	488,805	49.58
Options exercised	(1,265,768)	28.45
Options forfeited	(90,421)	39.67

Outstanding at December 31, 2012	3,225,131	$35.88

Options granted	283,975	64.80
Options exercised	(472,040)	33.81
Options forfeited	(44,059)	48.47

Outstanding at December 31, 2013	2,993,007	$38.76

        The weighted-average grant-date fair value of options granted during the years ended December 31, 2013, 2012 and 2011 was $5.0 million, $7.1 million and $6.7 million, respectively.

        The total intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was approximately $15.5 million, $31.1 million and $11.0 million, respectively. The weighted average contractual term of options outstanding at December 31, 2013, 2012 and 2011 was 5.72, 6.21 and 6.56 years, respectively.

        At December 31, 2013, 2012 and 2011, 2,378,543, 2,203,107 and 2,642,842 options were exercisable, with a weighted average exercise price of $34.87, $32.47 and $32.95, respectively. The weighted average contractual term of options exercisable at December 31, 2013 and 2012 was 4.98 and 5.05 years, respectively.

        The aggregate intrinsic value of options outstanding and exercisable at December 31, 2013 and 2012 was $75.8 million and $37.8 million, respectively. The total grant date fair value of options vested during the year ended December 31, 2013, 2012 and 2011 was $8.0 million, $6.0 million and $6.0 million, respectively.

  Restricted Stock Awards

        Restricted stock awarded under the Program is generally released to the recipient after a period of three years; however, 56,700 shares awarded to executive management in February 2008 vested ratably over five years. The number and weighted average grant-date fair value of restricted shares issued in each of the last three years was as follows: in 2013 71,255 awards were granted at a weighted average fair value of $64.80; in 2012, 85,990 awards were granted at a weighted average fair value of $49.60; and in 2011, 111,685 awards were granted at a weighted average fair value of $38.31. Compensation

Notes to Consolidated Financial Statements (Continued)

Note 6—Stock-Based Compensation (Continued)

expense related to restricted stock awards of $4.6 million, $5.0 million and $5.2 million were recognized for the years ended December 31, 2013, 2012 and 2011, respectively. Unrecognized compensation cost related to restricted stock awards of $2.9 million at December 31, 2013 is to be recognized over a weighted average period of 1.68 years.

        The following represents activity related to restricted stock for the years ended December 31, 2013, 2012 and 2011.

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2010	624,640	$28.10

Shares granted	111,685	38.31
Shares vested	(188,195)	34.80
Shares forfeited	(19,555)	20.33

Outstanding at December 31, 2011	528,575	$27.83

Shares granted	85,990	49.60
Shares vested	(305,850)	21.82
Shares forfeited	(24,480)	12.18

Outstanding at December 31, 2012	284,235	$25.99

Shares granted	71,255	64.80
Shares vested	(109,445)	34.08
Shares forfeited	(5,055)	47.85

Outstanding at December 31, 2013	240,990	$49.66

  Performance Share Awards

        The Company granted 71,255, 85,990 and 109,075 performance share awards in the years ended December 31, 2013, 2012 and 2011, respectively. The performance shares vest based on the employee rendering three years of service to the Company, and the attainment of a market condition over the performance period, which is based on the Company's relative total shareholder return versus the S&P Midcap 400 Index® over a pre-determined time period as determined by the Compensation Committee of the Board of Directors. The grant date fair value of the 2013, 2012 and 2011 performance shares of $91.33, $69.76 and $53.95, respectively, was estimated using a Monte-Carlo simulation approach based on a three year measurement period. Such approach entails the use of assumptions regarding the future performance of the Company's stock and those of the peer group of companies. Those assumptions include expected volatility, risk-free interest rates, correlation coefficients and dividend reinvestment. Dividends accrue on the performance shares during the performance period and are to be paid in cash based upon the number of awards ultimately earned.

        The Company expenses the compensation cost associated with the performance awards on a straight-line basis over the vesting period of three years. In the years ended December 31, 2013, 2012 and 2011, the Company recognized approximately $6.5 million, $6.2 million and $3.8 million, respectively, of compensation cost related to the performance share awards. Unrecognized compensation cost related to the performance share awards was approximately $4.1 million, $5.0 million and $5.6 million at December 31, 2013, 2012 and 2011 and will be recognized in current income in

Notes to Consolidated Financial Statements (Continued)

Note 6—Stock-Based Compensation (Continued)

equal installments over the remaining years. For purposes of determining diluted earnings per share, the performance share awards are considered contingently issuable shares and are included in diluted earnings per share based upon the number of shares that would have been awarded had the conditions at the end of the reporting period continued until the end of the performance period. See Note 8 for further information regarding earnings per share computations.

        The following represents activity related to performance shares for the years ended December 31, 2013, 2012 and 2011:

	Number of Performance Units	2013 Awards	2012 Awards	2011 Awards	2010 Awards
Outstanding at December 31, 2010	98,835	—	—	—	98,835
Units granted	109,075	—	—	109,075	—
Units forfeited	(10,255)	—	—	(6,135)	(4,120)

Outstanding at December 31, 2011	197,655	—	—	102,940	94,715

Units granted	85,990	—	85,990	—	—
Units converted to shares	86,385	—	—	—	86,385
Units vested and issued	(90,832)	—	—	—	(90,832)
Units vested and deferred	(24,388)	—	—	—	(24,388)
Units forfeited	(24,080)	—	(6,650)	(9,100)	(8,330)

Outstanding at December 31, 2012	230,730	—	79,340	93,840	57,550

Units granted	71,255	71,255	—	—	—
Units converted to shares	89,610	—	—	89,610	—
Units vested and issued	(45,544)	—	—	—	(45,544)
Units vested and deferred	(12,006)	—	—	—	(12,006)
Units forfeited	(5,055)	(1,080)	(1,745)	(2,230)	—

Outstanding at December 31, 2013	328,990	70,175	77,595	181,220	—

        The Company's relative total shareholder return versus companies in the S&P Midcap 400 Index® over the period covered by the 2011 awards and 2010 awards resulted in participants being awarded an additional 89,610 shares and 86,385 shares, respectively, under the plan. The awarding of these additional shares had no impact on stock-based compensation expense as the likelihood of their issuance was included in the determination of grant date fair value using a Monte Carlo simulation approach.

  Restricted Stock Units

        The restricted stock units awarded to eligible directors are fully vested and will be issued in shares of Company common stock after the director ceases to serve as a member of the Board, or if earlier, upon a change in control of the Company. The $64.80 grant date fair value of the 2013 restricted stock units is based on the closing market price of the stock on February 6, 2013, the date of the grant.

  Deferred Compensation

        Certain employees are eligible to participate in the Company's Non-qualified Deferred Compensation Plan (the "Deferred Compensation Plan"). In addition to the ability to defer a portion of their cash compensation, participants may elect to defer all or part of their stock-based compensation. The cost of shares to be issued upon vesting is measured at grant date fair value and is classified as Deferred compensation equity in the consolidated balance sheets.

Notes to Consolidated Financial Statements (Continued)

Note 7—Income Taxes

        A summary of pre-tax income from U.S. and non U.S. operations is as follows:

In millions	2013	2012	2011
Continuing operations
U.S. domestic	$291.9	$311.8	$220.0
Foreign	41.1	34.6	25.0

Total pre-tax income from continuing operations	333.0	346.4	245.0

Discontinued operations
U.S. domestic	(132.4)	40.6	(4.6)
Foreign	71.9	14.6	11.1

Total pre-tax income (loss) from discontinued operations	(60.5)	55.2	6.5

Total pre-tax income	$272.5	$401.6	$251.5

        The provision for income taxes from continuing operations is as follows:

In millions	2013	2012	2011
Current expense
Federal and State	$97.2	$114.1	$65.3
Foreign	21.9	14.2	11.0

Total current expense	119.1	128.3	76.3

Deferred expense (benefit)
Federal and State	(8.2)	(6.3)	5.0
Foreign	(13.1)	(4.3)	(8.3)

Total deferred expense (benefit)	(21.3)	(10.6)	(3.3)

Total tax expense	$97.8	$117.7	$73.0

        A reconciliation of the tax provision for continuing operations computed at the U.S. federal statutory rate to the actual tax provision is as follows:

In millions	2013	2012	2011
Taxes at the 35% U.S. statutory rate	$116.6	$121.2	$85.8
State and local taxes, net of federal income tax benefit	6.2	6.4	4.5
Benefit of foreign earnings taxed at lower rates	(3.0)	(2.2)	(0.1)
Benefit for domestic manufacturing deduction	(9.7)	(10.5)	(6.9)
Benefits from state tax incentives	(1.3)	—	—
Benefit associated with foreign reorganization	(11.8)	1.0	(5.0)
Change in valuation allowances	0.8	(2.2)	—
Other, net	—	4.0	(5.3)

Tax expense	$97.8	$117.7	$73.0

Effective income tax rate on continuing operations	29.4%	34.0%	29.8%

        Cash payments for income taxes, net of refunds, were $127.7 million, $100.8 million, and $73.5 million in 2013, 2012, and 2011, respectively.

Notes to Consolidated Financial Statements (Continued)

Note 7—Income Taxes (Continued)

        Deferred tax assets (liabilities) at December 31 related to the following:

In millions	2013	2012
Deferred revenue	$20.2	$18.8
Warranty reserves	4.1	4.5
Inventory reserves	9.1	11.0
Doubtful receivables	1.9	4.1
Employee benefits	41.0	30.0
Foreign loss carry forwards	6.2	8.7
Deferred state tax attributes	18.2	14.7
Other, net	9.8	2.7

Gross deferred assets	110.5	94.5

Valuation allowances	(13.5)	(10.3)

Deferred tax assets after valuation allowances	$97.0	$84.2

Depreciation	(52.4)	(53.4)
Amortization	(43.2)	(35.1)
Acquired identifiable intangibles	(127.6)	(140.7)
Other, net	—	(1.0)

Gross deferred liabilities	(223.2)	(230.2)

Net deferred tax liabilities	$(126.2)	$(146.0)

        At December 31, 2013 the Company had no deferred tax assets related to net operating loss ("NOL") carryforwards for U.S. federal tax purposes but had a deferred tax asset for state NOL carryforwards of approximately $14.3 million (expiring 2015-2032) and deferred tax assets related to NOL carryforwards in foreign jurisdictions of approximately $6.2 million (expiring 2014-2020). The Company believes that it is likely that certain of the state NOL's will expire unused and therefore has established a valuation allowance of approximately $11.4 million against the deferred tax assets associated with these NOL carryforwards. Likewise, the Company believes that it is likely that certain of the foreign NOL's will expire unused and therefore has established a valuation allowance of approximately $2.1 million against the deferred tax assets associated with these NOL carryforwards. Although realization is not assured for the remaining deferred tax assets, the Company believes that the timing and amount of the reversal of taxable temporary differences, expected future taxable income and tax planning strategies will generate sufficient income to be fully realized. However, deferred tax assets could be reduced in the near term if our estimates of the timing and amount of the reversal of taxable temporary differences, expected future taxable income during the carryforward period are significantly reduced or tax planning strategies are no longer viable.

        Deferred tax assets and (liabilities) are classified as current or long-term consistent with the classification of the asset or liability to which the difference relates. Foreign deferred tax assets and (liabilities) are grouped separately from U.S. domestic assets and (liabilities).

Notes to Consolidated Financial Statements (Continued)

Note 7—Income Taxes (Continued)

        Deferred tax assets and (liabilities) are included in the balance sheet as follows:

In millions	2013	2012
Deferred income taxes	$35.7	$37.3
Accrued expenses	$(0.8)	—
Other long-term assets	4.9	4.9
Other long-term liabilities	(166.0)	(188.2)

Net deferred tax liabilities	$(126.2)	$(146.0)

        The Company is not required to provide U.S. federal or state income taxes on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. The Company's excess of financial reporting over the tax basis of investments in foreign subsidiaries is approximately equal to the cumulative undistributed earnings of its foreign subsidiaries. The Company reconsiders this assertion quarterly.

        Generally, the Company considers all foreign earnings to be of a permanent investment nature. However, in late 2010 the Company acquired several foreign subsidiaries with unremitted earnings. During 2011 the Company determined that repatriation of significantly all of the unremitted earnings of an acquired Italian subsidiary would be advantageous for both treasury and tax reasons. At the time that the accumulated earnings were repatriated the Company provided for the associated tax expense and related tax benefits from foreign tax credits. The total dividend remitted in 2011 was $79.3 million, and the 2011 net tax impact of the repatriation was a tax benefit of $4.2 million. As part of the same tax planning strategy, the Company determined it would be advantageous for tax reasons to remit a portion of the 2012 earnings. Therefore, during 2012 approximately $4.0 million of the current year Italian earnings were repatriated. The Company does not intend to repatriate any further earnings of the Italian subsidiary.

        At December 31, 2013, the Company intends to permanently reinvest abroad all of the earnings of its foreign subsidiaries. The Company has identified appropriate long term uses for such earnings outside the United States, considers the unremitted earnings to be indefinitely reinvested, and accordingly has made no provision for federal or state income or withholding taxes on such earnings. It is not practicable to calculate the unrecognized deferred tax liability on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries.

        Unrepatriated earnings for the years ended December 31 were as follows:

In millions	2013	2012	2011
Indefinitely reinvested	$403.8	$300.5	$266.9
Not indefinitely reinvested	—	—	0.9

Total	$403.8	$300.5	$267.8

        Unrecognized tax benefits reflect the difference between the tax benefits of positions taken or expected to be taken on income tax returns and the tax benefits that meet the criteria for current recognition in the financial statements. The Company periodically assesses its unrecognized tax benefits.

Notes to Consolidated Financial Statements (Continued)

Note 7—Income Taxes (Continued)

        A summary of the movement in gross unrecognized tax benefits (before estimated interest and penalties) is as follows:

In millions	2013	2012	2011
Balance at January 1	$9.3	$9.6	$13.1
Additions based on tax positions related to current year	1.3	1.5	1.8
Additions (reductions) related to purchase accounting	—	1.6	(2.8)
Adjustments for tax positions of prior years	1.6	(0.4)	0.2
Reductions due to statute of limitations	(2.0)	(2.4)	(2.6)
Reductions due to settlementss	—	(0.6)	(0.1)

Balance at December 31	10.2	$9.3	$9.6

        If the unrecognized tax benefits as of December 31, 2013 were to be recognized, approximately $8.5 million would impact the Company's effective tax rate. The amount impacting the Company's effective rate is calculated by adding accrued interest and penalties to the gross unrecognized tax benefit and subtracting the tax benefit associated with state taxes and interest.

        The Company classifies and reports interest and penalties associated with unrecognized tax benefits as a component of the income tax provision on the Consolidated Statements of Earnings and Comprehensive Income, and as a long-term liability on the Consolidated Balance Sheets. The total amount of such interest and penalties accrued, but excluded from the table above, at the years ending 2013, 2012 and 2011 were $1.2 million, $1.3 million and $1.8 million respectively.

        The Company is subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. During the year the Company has worked with the IRS to complete its compliance assurance process for the 2012 tax year. The Company is currently working with the IRS to complete its compliance assurance audit for the 2013 tax year and expects conclusion of the process within the next twelve months.

        Generally, state income tax returns are subject to examination for a period of three to five years after filing. Substantially all material state tax matters have been concluded for tax years through 2008. Various state income tax returns for subsequent years are in the process of examination. At this stage the outcome is uncertain; however, the Company believes that contingencies have been adequately provided for. The Company believes that any material results from income tax examinations underway in foreign jurisdictions have been adequately provided for.

        Within the next twelve months state and foreign audits may conclude and statutes of limitations will expire affecting the amount of unrecognized tax benefits. The change in unrecognized tax benefits that may result is not known but the Company does not anticipate that there will be a material impact.

Notes to Consolidated Financial Statements (Continued)

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

        The following reflects the Income from continuing operations and share data used in the basic and diluted earnings per share computations using the two-class method:

In millions, except share and per share amounts	2013	2012	2011
Numerator:
Income from continuing operations	$235.2	$228.7	$172.0
Less: dividends declared—common stock outstanding, unvested restricted shares and restricted share units	(53.7)	(48.0)	(43.5)

Undistributed earnings	181.5	180.7	128.5
Percent allocated to common shareholders(1)	99.5%	99.4%	99.0%

	180.6	179.7	127.3
Add: dividends declared—common stock	53.4	47.7	43.1

Numerator for basic and diluted EPS	$234.0	$227.4	$170.4

Denominator (in thousands):
Denominator for basic EPS: weighted-average common shares outstanding	63,471	62,513	61,457
Effect of dilutive securities:
Performance awards	416	399	318
Stock options	919	698	720

Denominator for diluted EPS: adjusted weighted average common shares outstanding and assumed conversion	64,806	63,610	62,495

Per share income from continuing operations:
Basic	$3.69	$3.64	$2.77

Diluted	$3.61	$3.57	$2.73

(1)	Basic weighted-average common shares outstanding	63,471	62,513	61,457
	Basic weighted-average common shares outstanding, unvested restricted shares expected to vest and restricted share units	63,797	62,871	62,047

	Percent allocated to common shareholders	99.5%	99.4%	99.0%

Notes to Consolidated Financial Statements (Continued)

Note 8—Earnings Per Share (Continued)

        To calculate earnings per share for the Income (loss) from discontinued operations and for Net income, the denominator for both basic and diluted earnings per share is the same as used in the above table. The Income (loss) from discontinued operations and the Net income were as follows:

In millions, except share amounts	2013	2012	2011
Income (loss) from discontinued operations attributable to common shareholders for basic and diluted earnings per share	$(25.4)	$41.2	$8.2
Net income attributable to common shareholders for basic and diluted earnings per share	$208.6	$268.5	$178.6
Antidilutive stock options excluded from EPS calculation(1)	—	—	200.0

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

  Level 3—unobservable inputs in which there is little or no market data available, which requires the reporting entity to develop its own assumptions.

Recurring Measurements

        The fair value of the Company's financial assets and liabilities measured at fair value on a recurring basis were as follows:

In millions	Balance at December 31, 2013	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Cash and cash equivalents	$754.5	$754.5	$—	$—
Short-term investments	1.4	1.4	—	—
Foreign currency forward contracts	0.2	—	0.2	—

Total assets measured at fair value	$756.1	$755.9	$0.2	$—

        Cash and cash equivalents include $3.6 million of money market accounts for the Company's Deferred Compensation Plan. Short-term investments of $1.4 million at December 31, 2013 consist of investments held in mutual funds for the Company's Deferred Compensation Plan and are classified in the consolidated balance sheet at December 31, 2013 in Prepaid expenses and other current assets.

Notes to Consolidated Financial Statements (Continued)

Note 9—Fair Value Measurements (Continued)

        Foreign exchange forward contracts at December 31, 2013 relate to contracts held for purposes of mitigating the Company's exposure to fluctuations in foreign exchange rates, resulting from assets or liabilities that are held by certain of its operating subsidiaries in currencies other than the subsidiary's functional currency. Such forward contracts are valued at fair value using observable market inputs such as forward prices and spot prices of the underlying exchange rate pair. Based on these inputs, the derivative assets and liabilities are classified within Level 2 of the valuation hierarchy. The Company has not designated these forward contracts as cash flow hedges and, accordingly, recognizes associated changes in fair value of the forwards through Other income (expense). The fair value of these contracts is recorded within Other current assets in the consolidated balance sheet as of December 31, 2013 as none of the contract terms exceed one year from the balance sheet date.

In millions	Balance at December 31, 2012	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Cash and cash equivalents	$112.5	$112.5	$—	$—
Short-term investments	0.6	0.6	—	—
Commodity swap agreements	0.1	—	0.1	—
Foreign currency forward contracts	0.3	—	0.3	—

Total assets measured at fair value	$113.5	$113.1	$0.4	$—

Contingent consideration	9.9	—	—	9.9

Total liabilities measured at fair value	$9.9	$—	$—	$9.9

        Cash and cash equivalents at December 31, 2012 include $1.6 million in money market accounts for the Company's Deferred Compensation Plan. Short-term investments of $0.6 million at December 31, 2012 consist of investments held in mutual funds for the Company's deferred compensation program and are classified in the condensed consolidated balance sheet at December 31, 2012 in Prepaid expenses and other current assets.

        Commodity swap agreements at December 31, 2012 relate to swap agreements held for purposes of mitigating the Company's exposure to fluctuations in the prices of silver and copper, which are key raw materials within the Interconnect Technologies segment. Such swaps are valued using third-party valuation models that measure fair value using observable market inputs such as forward prices and spot prices of the underlying commodities. Based on these inputs, the derivative assets and liabilities are classified within Level 2 of the valuation hierarchy. The Company has not designated these swaps as cash flow hedges and, accordingly, recognizes associated changes in fair value of the swaps through Other income (expense). The fair value of these swaps is recorded within Prepaid expenses and other current assets in the consolidated balance sheet as of December 31, 2012 as none of the swap terms exceed one year from the balance sheet date. The swaps expired on December 31, 2013.

        Contingent consideration represents fair value of the earn-out associated with the purchase of PDT and was estimated using a discounted cash flow model based on financial projections of the acquired company. During the fourth quarter of 2013 the earn-out was settled for or €7.0 million, or $9.5 million, upon agreement by both parties. See Note 3 for further information regarding the PDT acquisition.

Notes to Consolidated Financial Statements (Continued)

Note 9—Fair Value Measurements (Continued)

        See Note 14 regarding the fair value of the Company's Borrowings and Note 15 regarding fair value measurements related to the Company's Retirement Plans.

  Non-Recurring Measurements

        During the second quarter of 2013, the Company recognized a goodwill impairment charge of $100.0 million, reducing the carrying value of goodwill associated with the former Transportation Products reporting unit to $0. The estimated fair value of goodwill was determined using the residual value method as required by ASC 350, Goodwill and Other Intangible Assets. This estimate was based on fair value determinations using Level 3 inputs. See Note 12 for information regarding this impairment.

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

        During the year ended December 31, 2011 there were no non-recurring fair value measurements subsequent to initial recognition. See Note 3 for information regarding assets acquired and liabilities assumed in the Thermax/Raydex, Hertalan, Tri-Star, PDT and Hawk acquisitions measured at fair value during the initial measurement period.

Note 10—Inventories

        The components of inventories at December 31 were as follows:

(in millions)	2013	2012
Finished goods	$161.0	$161.2
Work-in-process	39.3	41.8
Raw materials	120.0	143.5
Capitalized variances	4.8	6.6
Reserves	(26.3)	(28.1)

Inventories	$298.8	$325.0

Note 11—Property, Plant, and Equipment

        The components of property, plant, and equipment at December 31 were as follows:

(in millions)	2013	2012
Land	$38.9	$35.7
Buildings and leasehold improvements	259.1	224.0
Machinery and equipment	606.9	558.9
Projects in progress	60.3	63.4

	965.2	882.0
Accumulated depreciation	(468.0)	(416.8)

Property, plant and equipment, net	$497.2	$465.2

        During 2013, 2012, and 2011, the Company capitalized interest in the amount of $1.7 million, $1.8 million and $1.3 million, respectively.

Notes to Consolidated Financial Statements (Continued)

Note 12—Goodwill and Other Intangible Assets

        The changes in the carrying amount of goodwill for the years ended December 31, 2013 and 2012 were as follows:

In millions	Construction Materials	Interconnect Technologies	Brake and Friction	FoodService Products	Disc. Ops		Total
Balance at January 1, 2012
Goodwill	$112.6	$345.6	$226.7	$60.3	$202.9		$948.1
Accumulated impairment losses	—	—	—	—	(102.9)		(102.9)

	112.6	345.6	226.7	60.3	100.0	(A)	845.2
Goodwill acquired during year	13.5	100.9	—	—	—		114.4
Measurement period adjustments	0.6	(1.8)	—	—	—		(1.2)
Currency translation	0.5	(0.1)	—	—	—		0.4

Goodwill	$127.2	$444.6	$226.7	$60.3	$202.9		$1,061.7
Accumulated impairment losses	—	—	—	—	(102.9)		(102.9)

Balance at December 31, 2012	127.2	444.6	226.7	60.3	100.0		958.8
Goodwill acquired during year	—	—	—	—	—		—
Measurement period adjustments	—	(1.8)	—	—	—		(1.8)
Impairment loss	—	—	—	—	(100.0)		(100.0)
Currency translation	1.9	(0.2)	—	—	—		1.7

Goodwill	129.1	442.6	226.7	60.3	202.9		1,061.6
Accumulated impairment losses	—	—	—	—	(202.9)		(202.9)

Balance at December 31, 2013	$129.1	$442.6	$226.7	$60.3	$—		$858.7

(A)
Goodwill associated with discontinued operations is included in non-current assets held for sale in the accompanying consolidated balance sheet.

        During the second quarter of 2013, the Company recognized a goodwill impairment loss of $100.0 million due to a decline in the former Transportation Products reporting unit's estimated fair value relative to its carrying value. The impairment charge has been reclassified to Income (loss) from discontinued operations. Fair value was based on an income approach utilizing the discounted cash flow method. The decline in the former reporting unit's estimated fair value was primarily driven by a rise in the underlying interest rates used to determine the discount rate utilized in the discounted cash flow method. This rise in interest rates occurred substantially in the final month of the second quarter of 2013. ASC 350, Intangibles—Goodwill and Other requires that goodwill impairment be based on the implied value of a reporting unit's goodwill based on the residual method in the same manner as goodwill is recognized in a business combination under ASC 805, Business Combinations. Under the residual method, the implied fair value of the reporting unit's goodwill is equal to the difference between the reporting unit's fair value and the fair value of the reporting unit's assets and liabilities, both recognized and unrecognized.

        On December 17, 2012, the Company acquired Thermax/Raydex for a total purchase price of $265.5 million, net of $0.1 million cash acquired. The resulting preliminary goodwill recorded of $100.9 million was allocated to the Interconnect Technologies reporting unit. Measurement period adjustments during the year ended December 31, 2013 resulted in a $1.8 million reduction to the goodwill of Thermax/Raydex. See Note 3 for further information regarding this acquisition.

Notes to Consolidated Financial Statements (Continued)

Note 12—Goodwill and Other Intangible Assets (Continued)

        On March 9, 2012, the Company acquired Hertalan for a total purchase price of €37.3 million, or $48.9 million, net of €0.1 million, or $0.1 million, cash acquired. The resulting goodwill recorded of $13.5 million was allocated to the Construction Materials reporting unit. See Note 3 for further information regarding this acquisition.

        On December 2, 2011, the Company acquired Tri-Star for an initial total purchase price of $284.4 million, net of $4.5 million cash acquired. The resulting preliminary goodwill recorded of $156.7 million was allocated to the Interconnect Technologies segment. Measurement period adjustments, including a $0.4 million increase in the total purchase price due to a working capital adjustment, during the year ended December 31, 2012 resulted in a $1.8 million reduction to the goodwill of Tri-Star. See Note 3 for further information regarding this acquisition.

        On August 1, 2011, the Company acquired PDT for a total purchase price of $111.0 million, net of $7.6 million cash acquired. The resulting revised preliminary goodwill recorded of $29.8 million was allocated to the Construction Materials segment. Measurement period adjustments during the year ended December 31, 2012 resulted in a $0.6 million increase to the goodwill of PDT. See Note 3 for further information regarding this acquisition.

        The Company's Other intangible assets, net at December 31, 2013, are as follows:

In millions	Acquired Cost	Accumulated Amortization	Net Book Value
Assets subject to amortization:
Patents	$134.6	$(29.2)	$105.4
Customer Relationships	443.3	(95.8)	347.5
Other	19.0	(10.1)	8.9
Assets not subject to amortization:
Trade names	118.0	—	118.0

Other intangible assets, net	$714.9	$(135.1)	$579.8

        The Company's Other intangible assets, net at December 31, 2012, were as follows:

In millions	Acquired Cost	Accumulated Amortization	Net Book Value
Assets subject to amortization:
Patents	$133.2	$(20.0)	$113.2
Customer Relationships	441.4	(68.3)	373.1
Other	20.9	(9.7)	11.2
Assets not subject to amortization:
Trade names	117.3	—	117.3

Other intangible assets, net	$712.8	$(98.0)	$614.8

        Estimated amortization expense over the next five years is as follows: $37.3 million in 2014, $36.5 million in 2015, $35.6 million in 2016, $34.8 million in 2017 and $34.8 million in 2018.

Notes to Consolidated Financial Statements (Continued)

Note 12—Goodwill and Other Intangible Assets (Continued)

        The net carrying values of the Company's Other intangible assets by reportable segment as of December 31 were as follows:

In millions	December 31, 2013	December 31, 2012
Carlisle Construction Materials	$86.9	$89.7
Carlisle Interconnect Technologies	330.8	353.4
Carlisle Brake & Friction	130.1	136.8
Carlisle FoodService Products	32.0	34.9

Total	$579.8	$614.8

        The acquired cost of the Company's customer relationship intangible assets by estimated useful life are as follows (in millions):

	Gross Balance as of December 31,
Estimated Useful Life (Years)	2013	2012
5	$13.7	$13.7
9	$15.5	14.8
10	$10.2	10.2
12	$62.1	62.1
15	$39.1	39.1
16	$48.7	48.7
17	$21.7	21.5
18	$101.7	101.7
19	$22.9	21.9
20	$75.0	75.0
21	$32.7	32.7

Total	$443.3	$441.4

        See Note 1 in these Notes to Consolidated Financial Statements for information regarding the valuation of goodwill and indefinite-lived intangible assets.

Note 13—Commitments and Contingencies

Leases

        The Company currently leases a portion of its manufacturing facilities, distribution centers and equipment, some of which include scheduled rent increases stated in the lease agreement generally expressed as a stated percentage increase of the minimum lease payment over the lease term. The Company currently has no leases that require rent to be paid based on contingent events nor has it received any lease incentive payments. Rent expense was $23.9 million, $24.0 million and $19.5 million in 2013, 2012 and 2011, respectively, inclusive of rent based on scheduled rent increases and rent holidays recognized on a straight-line basis. Future minimum payments under its various non-cancelable operating leases in each of the next five years are approximately $15.5 million in 2014, $11.9 million in 2015, $9.6 million in 2016, $7.9 million in 2017, $7.0 million in 2018 and $8.5 million thereafter.

Notes to Consolidated Financial Statements (Continued)

Note 13—Commitments and Contingencies (Continued)

Purchase Obligations

        Although the Company has entered into purchase agreements for certain key raw materials, there were no such contracts with a term exceeding one year in place at December 31, 2013.

Workers' Compensation Claims and Related Losses

        The Company has accrued approximately $26.9 million and $24.1 million related to workers' compensation claims at December 31, 2013 and 2012, respectively. At December 31, 2013, $9.1 million and $17.8 million are included in Accrued expenses and Other long-term liabilities, respectively, and at December 31, 2012, $7.1 million and $17.0 million were included in Accrued expenses and Other long-term liabilities, respectively, in the Consolidated Balance Sheet. Workers' compensation obligations related to former employees associated with the Transportation Products business and arising prior to the sale of the Transportation Products business have been retained by the Company and the Company is obligated to pay the related claims until they are extinguished or otherwise settled. The Company will not be held liable for any workers' compensation claims related to the former Transportation products business incurred after December 31, 2013. The liability related to workers' compensation claims, both those reported to the Company and those incurred but not yet reported, is estimated based on actuarial estimates and loss development factors and the Company's historical loss experience.

        The Company maintains occurrence-based insurance contracts with certain insurance carriers in accordance with its risk management practices that provides for reimbursement of worker's compensation claims in excess of $0.5 million. The Company records a recovery receivable from the insurance carriers when such recovery is deemed probable based on the nature of the claim and history of recoveries. At December 31, 2013 and 2012 the Company did not have any recovery receivables recorded for worker's compensation claims.

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

Notes to Consolidated Financial Statements (Continued)

Note 13—Commitments and Contingencies (Continued)

Environmental Matters

        The Company is subject to increasingly stringent environmental laws and regulations, including those relating to air emissions, wastewater discharges, chemical and hazardous waste management and disposal. Some of these environmental laws hold owners or operators of land or businesses liable for their own and for previous owners' or operators' releases of hazardous or toxic substances or wastes. Other environmental laws and regulations require the obtainment of and compliance with environmental permits. To date, costs of complying with environmental, health and safety requirements have not been material and we do not currently have any significant accruals related to potential future costs of environmental remediation at December 31, 2013 and 2012, nor do we have any asset retirement obligations recorded at those dates. However, the nature of the Company's operations and its long history of industrial activities at certain of its current or former facilities, as well as those acquired, could potentially result in material environmental liabilities or asset retirement obligations.

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

Note 14—Borrowings

        As of December 31, 2013 and 2012 the Company's borrowings were as follows:

In millions	2013	2012
3.75% notes due 2022, net of unamortized discount of ($1.0) and ($1.1), respectively	$349.0	$348.9
5.125% notes due 2020, net of unamortized discount of ($0.8) and ($0.9), respectively	249.2	249.1
6.125% notes due 2016, net of unamortized discount of ($0.3) and ($0.4) respectively	149.7	149.6
Revolving credit facility	—	—
Industrial development and revenue bonds through 2018	3.0	4.5
Other, including capital lease obligations	0.1	0.2

Total long-term debt	751.0	752.3
Less current portion	—	—

Total long-term debt, net of current portion	$751.0	$752.3

  3.75% Notes Due 2022

        On November 20, 2012, the Company completed a public offering of $350.0 million of notes with a stated interest rate of 3.75% due November 15, 2022 (the "2022 Notes"). The 2022 Notes were issued at a discount of approximately $1.1 million, resulting in proceeds to the Company of approximately $348.9 million. The 2022 Notes are presented net of the related discount in Long-term debt in the consolidated balance sheet at December 31, 2013 and 2012. Interest on the 2022 Notes will be paid each May 15 and November 15, commencing on May 15, 2013. The Company incurred costs to issue

Notes to Consolidated Financial Statements (Continued)

Note 14—Borrowings (Continued)

the 2022 Notes of approximately $2.9 million, inclusive of underwriters', credit rating agencies' and attorneys' fees and other costs. The issuance costs have been recorded in Other long-term assets in the consolidated balance sheet at December 31, 2013 and 2012. Both the discount and the issuance costs will be amortized to interest expense over the life of the 2022 Notes.

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

        The 2022 Notes are subject to the Company's existing indenture dated January 15, 1997 with Bank of New York Mellon, as trustee, and accordingly are subject to the same restrictive covenants and limitations as the Company's existing indebtedness. The 2022 Notes are general unsecured obligations of the Company and rank equally with the Company's existing and future unsecured and unsubordinated indebtedness. The 2022 Notes are subordinate to any existing or future debt or other liabilities of the Company's subsidiaries. At December 31, 2013, the principal amount of the Company's subsidiaries indebtedness was approximately $3.1 million.

  5.125% Notes Due 2020

        On December 9, 2010, the Company completed a public offering of $250.0 million of notes with a stated interest rate of 5.125% due December 15, 2020 (the "2020 Notes"). The 2020 Notes were issued at a discount of approximately $1.1 million, resulting in proceeds to the Company of approximately $248.9 million. The 2020 Notes are presented net of the related discount in Long-term debt in the consolidated balance sheet at December 31, 2012 and 2011. Interest on the 2020 Notes will be paid each June 15 and December 15, commencing on June 15, 2011. The Company incurred costs to issue the 2020 Notes of approximately $1.9 million, inclusive of underwriters', credit rating agencies' and attorneys' fees and other costs. The issuance costs have been recorded in Other long-term assets in the consolidated balance sheet at December 31, 2013 and 2012. Both the discount and the issuance costs will be amortized to interest expense over the life of the 2020 Notes. The proceeds were utilized to re-pay borrowings under the Company's Revolving Credit Facility that were used to finance the acquisition of Hawk.

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

Notes to Consolidated Financial Statements (Continued)

Note 14—Borrowings (Continued)

        The 2020 Notes may also be redeemed at any time after September 15, 2020, in whole or in part, at the Company's option at 100% of the principal amount, plus accrued and unpaid interest. Upon a change-in-control triggering event, the Company will be required to offer to repurchase the 2020 Notes at 101% of the principal amount, plus accrued and unpaid interest.

        The 2020 Notes are subject to the Company's existing indenture dated January 15, 1997 with Bank of New York Mellon, as trustee, and accordingly are subject to the same restrictive covenants and limitations as the Company's existing indebtedness. The 2020 Notes are general unsecured obligations of the Company and rank equally with the Company's existing and future unsecured and unsubordinated indebtedness. The 2020 Notes are subordinate to any existing or future debt or other liabilities of the Company's subsidiaries. At December 31, 2013, the principal amount of the Company's subsidiaries indebtedness was approximately $3.1 million.

  Revolving Credit Facilities

        On October 20, 2011, the Company entered into a Third Amended and Restated Credit Agreement ("the Credit Agreement") administered by JPMorgan Chase Bank, N.A. ("JPMorgan Chase"). On December 12, 2013, we executed an amendment to the facility ("the Amendment") to amend certain terms and extend the term of the facility to December 12, 2018. The Credit Agreement provides for a $600 million revolving line of credit.

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

        In addition to JPMorgan Chase, the following lenders are parties to the Credit Agreement: Wells Fargo Bank, N.A., Bank of America, N.A., SunTrust Bank, The Bank of Tokyo-Mitsubishi UFJ Ltd, Mizuho Corporate Bank (USA), T.D. Bank, N.A., HSBC Bank USA National Association and PNC Bank National Association (collectively, the "Lenders"). The following Lenders provide the Company general banking and/or investment advisory services: JPMorgan Chase, Wells Fargo Bank, Bank of America, SunTrust Bank, The Bank of Tokyo, Mizuho Bank, T.D. Bank, HSBC Bank and PNC Bank.

        At December 31, 2013, the Company had $600.0 million available under its Amended Credit Agreement. The average interest rate of the Company's revolving credit facilities for 2012 was 1.30%. There was no interest on borrowings under the revolving credit facility in 2013.

        The Company also maintains an uncommitted line of credit of which $45.0 million was available for borrowing as of December 31, 2013 and 2012. The average interest rate on the uncommitted line was 1.58% for 2012. There were no borrowings under the uncommitted facility in 2013.

        As of December 31, 2013, the Company had outstanding issued letters of credit amounting to $29.7 million. Letters of credit are issued primarily to provide security under insurance arrangements and certain borrowings. Letters of credit were previously issued under the Company's revolving credit facility and reduced the amount available for borrowings under the facility. Currently, the Company's letters of credit are issued separately from its revolving credit facility and do not affect borrowing availability under the credit facility.

Notes to Consolidated Financial Statements (Continued)

Note 14—Borrowings (Continued)

  Industrial Development and Revenue Bonds

        The industrial development and revenue bonds are collateralized by letters of credit, Company guarantees and/or by the facilities and equipment acquired through the proceeds of the related bond issuances. In December 2013, the Company repaid $1.5 million of the outstanding principal on the industrial development and revenue bonds. The weighted average interest rates on the revenue bonds for 2013 and 2012 were 1.09% and 1.22%, respectively. The Company estimates the fair value of its industrial development and revenue bonds approximates their carrying value.

  Covenants and Limitations

        Under the Company's various debt and credit facilities, the Company is required to meet various restrictive covenants and limitations, including certain net worth, cash flow ratios and limits on outstanding debt balances held by certain subsidiaries. The Company was in compliance with all covenants and limitations in 2013 and 2012.

  Other Matters

        Cash payments for interest were $35.0 million in 2013, $25.7 million in 2012, and $23.0 million in 2011. Interest expense, net is presented net of interest income of $0.5 million in 2013, $0.5 million in 2012, and $0.5 million in 2011.

        Regarding the Company's long-term debt, $150.0 million (excluding unamortized discount of $0.3 million) matures in 2016, $3.0 million matures in 2018, $250 million (excluding unamortized discount of $0.8 million) matures in 2020, and $350.0 million (excluding unamortized discount of $1.0 million) matures in 2022.

        At December 31, 2013, the fair value of the Company's par value $350 million, 3.75% senior notes due 2022, $250 million, 5.125% senior notes due 2020, and par value $150 million, 6.125% senior notes due 2016, using the Level 2 inputs, is approximately $326.3 million, $259.8 million and $163.8 million, respectively. Fair value is estimated based on current yield rates plus the Company's estimated credit spread available for financings with similar terms and maturities. The Company estimates that the fair value of amounts outstanding under the revolving credit facility approximates their carrying value.

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

        Included in Accumulated other comprehensive income, net of tax at December 31, 2013, are the following amounts that have not yet been recognized in net periodic pension costs: unrecognized actuarial losses of $44.3 million ($27.6 million, net of tax) and unrecognized prior service cost of $1.0 million ($0.6 million, net of tax). The prior service cost and actuarial loss included in Accumulated other comprehensive income and expected to be recognized in net periodic pension cost during the

Notes to Consolidated Financial Statements (Continued)

Note 15—Retirement Plans (Continued)

year ended December 31, 2014, are $0.2 million cost ($0.1 million cost, net of tax) and $3.7 million ($2.3 million, net of tax) respectively.

        The reconciliation of the beginning and ending balances of the projected pension benefit obligation, the fair value of the plan assets and the ending accumulated benefit obligation are as follows:

In millions	2013	2012
Funded status
Projected benefit obligation
Beginning of year	$207.3	$214.8
Change in benefit obligation:
Service cost	5.1	4.7
Interest cost	8.1	9.8
Actuarial (gain)/loss	(5.6)	6.5
Settlement due to divestiture	(18.6)	—
Benefits paid	(16.6)	(28.5)

End of year	179.7	207.3

Fair value of plan assets
Beginning of year	209.6	211.7
Change in plan assets:
Actual return on plan assets	(0.8)	21.2
Company contributions	1.3	5.2
Foreign Currency	(0.2)	—
Benefits paid	(16.6)	(28.5)

Sub Total	193.3	209.6

Due to AIP (estimate)	(19.8)	—

End of year	173.5	209.6

(Unfunded) funded status end of year	$(6.2)	$2.3

Accumulated benefit obligation at end of year	$175.0	$202.3

        The accumulated benefit obligation differs from the projected pension benefit obligation in that it includes no assumption about future compensation levels. The Company's projected benefit obligation at December 31, 2013 includes approximately $17.7 million related to the Company's executive supplemental and director defined benefit pension plans. The executive supplemental and director defined benefit plans have no plan assets and the Company is not required to fund the obligations. The U.S. plans required to be funded by the Company were fully funded at December 31, 2013.

        The Company sold the assets of the Carlisle Transportation Products business on December 31, 2013. Under the terms of the sale agreement, the Company settled $18.6 million in pension liabilities and $1.2 million of other post employee benefit obligations related to certain unionized employees of the Transportation Products business, via the transfer of those liabilities to AIP. An estimated $19.8 million in pension assets are to be transferred from plan assets to AIP in 2014 under the terms of the sale agreement. A finalized asset transfer to the buyer will be performed during 2014 under the terms of the sale agreement. Assets to be transferred to the buyer will be adjusted, as determined by the Company's actuary, to take into account the actual investment return on such assets and benefit payments to plan participants from the closing date to the date of transfer. In regards to this settlement, the Company recorded $7.3 million in settlement costs, including recognition of $6.1 million of previously unrecognized actuarial losses, in discontinued operations.

Notes to Consolidated Financial Statements (Continued)

Note 15—Retirement Plans (Continued)

        Pension obligations associated with non-unionized current and former employees of the Transportation Products business were not settled in connection with the sale. Employees transferred with the sale, including certain unionized employees, are no longer active participants in the plan and therefore the expected years of future service of participants has been curtailed and as required under ASC 715, the Company has recognized a curtailment charge, inclusive of prior service cost, of $0.8 million in discontinued operations.

        See Note 4 for further information related to the sale of the Transportation Products business.

        The fair value of the plans' assets at December 31, 2013 and 2012 by asset category are as follows:

Fair Value Measurements at December 31, 2013

Asset Category (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash	$0.6	$—	$—	$0.6
Mutual funds :
Equity mutual funds(1)	$23.8	$—	$—	23.8
Fixed income mutual funds(2)	168.9	—	—	168.9

Sub Total	$193.3	$—	$—	$193.3

Due to AIP (estimate)	$(19.8)	$—	$—	(19.8)

Total	$173.5	$—	$—	$173.5

Fair Value Measurements at December 31, 2012

Asset Category (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash		$—	$—	$—
Mutual funds:
Equity mutual funds(1)	$24.6	$1.5	$—	26.1
Fixed income mutual funds(2)	174.3	9.2	—	183.5

Total	$198.9	$10.7	$—	$209.6

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

Notes to Consolidated Financial Statements (Continued)

Note 15—Retirement Plans (Continued)

        The Company employs a liability driven investment approach whereby plan assets are invested primarily in fixed income investments to match the changes in the projected benefit obligation of funded plans that occur as a result of changes in the discount rate. Risk tolerance is established through careful consideration of projected benefit obligations, plan funded status, and the Company's other obligations and strategic investments. The established target allocation is 88% fixed income securities and 12% equity securities. Fixed income investments are diversified across core fixed income, long duration and high yield bonds. Equity investments are diversified across large capitalization U.S. and international stocks. Investment risk is measured and monitored on an ongoing basis through investment portfolio reviews, annual projected benefit liability measurements and asset/liability studies. Transfer of assets related to the sale of the Transportation Products business is not expected to impact the allocation of plan assets.

        The net asset (liability) consists of the following amounts recorded on the Company's balance sheet at December 31, 2013 and 2012:

In millions	2013	2012
Noncurrent assets	$11.4	$22.6
Current liabilities	(1.0)	(1.0)
Noncurrent liabilities	(16.6)	(19.3)

Asset (liability) at end of year	$(6.2)	$2.3

        The Company made contributions of $1.3 million to the pension plans during 2013, of which $1.0 million was contributed to the Company's executive supplemental and director defined benefit pension plans to pay current participant benefits as these plans have no plan assets. No minimum contributions to the pension plans were required in 2013. During 2014 the Company expects to pay approximately $1.0 million in participant benefits under the executive supplemental and director plans. In light of the plans' funded status, the Company does not expect to make discretionary contributions to its other pension plans in 2014.

        Components of net periodic benefit cost for the years ended December 31 are as follows:

In millions	2013	2012	2011
Service cost	$5.1	$4.7	$5.2
Interest cost	8.1	9.8	10.7
Expected return on plan assets	(12.2)	(14.1)	(14.7)
Settlement cost	8.9	5.6	—
Foreign Currency	—	—	(0.1)
Amortization of unrecognized net loss	6.5	4.9	4.6
Amortization of unrecognized prior service credit	0.3	0.1	(0.1)

Net periodic benefit cost	$16.7	$11.0	$5.6

        Settlement and curtailment costs totaling $8.1 million relate to the sale of the Transportation Products business on December 31, 2013 and are included in income from discontinued operations. This total consists of $7.3 million in settlement costs, including recognition of $6.1 million of previously unrecognized actuarial losses, and a $0.8 million curtailment charge, inclusive of prior service cost. See Note 4 for further information related to the sale of the Transportation Products business.

Notes to Consolidated Financial Statements (Continued)

Note 15—Retirement Plans (Continued)

        During the fourth quarter 2012, the Company offered certain former employees who participate in the Company's core pension plan the option to receive a one-time lump sum payment equal to the present value of the participant's pension benefit. A total of $15.0 million in lump sum distributions were paid under this offer, which ended during the fourth quarter of 2012. Under Financial Accounting Standards Board ("FASB") Accounting Standard Codification ("ASC") 715, Compensation—Retirement Benefits, a portion of the unrecognized actuarial loss in Accumulated Other Comprehensive Income was recognized into earnings as the amount of total lump sum payments from the Company's core pension plan during 2012 exceeded the plan's service and interest cost during the year. As a result, the Company remeasured the plan assets and projected benefit obligation of its core plan on December 3, 2012. The assumptions that were used for the remeasurement were a discount rate of 3.75%, rate of compensation increase of 4.29%, and expected return on plan assets of 6.50%. The settlement expense of $5.6 million was included in net periodic benefit cost for the year ended December 31, 2012. An additional settlement expense of $0.7 million was recognized in 2013 related to the settlement.

        Weighted-average assumptions for benefit obligations at December 31 are as follows:

	2013	2012
Discount rate	4.43%	4.02%
Rate of compensation increase	3.46%	3.46%
Expected long-term return on plan assets	6.45%	6.53%

        Weighted-average assumptions for net periodic benefit cost for the years ended December 31 were as follows:

	2013	2012	2011
Discount rate	3.77%	4.77%	5.14%
Rate of compensation increase	4.29%	4.29%	4.29%
Expected long-term return on plan assets	6.50%	7.00%	7.00%

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

        Included in Accumulated other comprehensive income, net of tax at December 31, 2013, are the following amounts that have not yet been recognized in net periodic retiree medical costs: unrecognized prior service cost of $0.2 million ($0.1 million, net of tax) and unrecognized net obligation of $0.3 million ($0.2 million, net of tax). The prior service cost and net obligation included in accumulated other comprehensive income and expected to be recognized in net periodic benefit cost during the year ended December 31, 2014, are $0.1 million ($0.1 million, net of tax) and $0.1 million ($0.1 million, net of tax) respectively.

Notes to Consolidated Financial Statements (Continued)

Note 15—Retirement Plans (Continued)

        Under the terms of the sale agreement, the Company settled $1.2 million of other post employee benefit obligations, consisting primarily of post-employment life insurance benefits, by transferring those obligations to AIP. Costs in connection with this settlement consisted of $0.3 million of previously unrecognized actuarial loss in Accumulated Other Comprehensive Income recognized into earnings due to the settlement of the liability.

        The reconciliation of the beginning and ending balances of the projected post-retirement benefit obligation is as follows:

In millions	2013	2012	2011
Benefit obligation at beginning of year	$4.5	$4.0	$3.9
Interest cost	0.2	0.2	0.2
Participant contributions	—	0.1	0.2
Actuarial loss	(0.9)	0.7	0.1
Benefits paid	(0.1)	(0.5)	(0.4)
Settlement due to divestiture	(1.2)	—	—

Benefit obligation at end of year	$2.5	$4.5	$4.0

        The Company's 2013 disclosures for its post-retirement medical benefit programs are determined based on a December 31 measurement date. The net liability consists of the following amounts recorded on the Company's balance sheet at December 31, 2013 and 2012:

In millions	2013	2012
Current liabilities	$(0.2)	$(0.4)
Noncurrent liabilities	(2.3)	(4.1)

Liability at end of year	$(2.5)	$(4.5)

        Company contributions in 2014 are expected to be approximately $0.2 million.

        The Company's post-retirement medical benefit obligations were determined using a weighted-average assumed discount rate of 4.51% and 3.77% at December 31, 2013 and 2012, respectively. The Company bases its discount rate assumptions on a yield curve which provides better matching of the expected future retirement plan cash flows with projected yields. The Company also utilized a weighted-average health care cost trend rate in determining the post-retirement medical benefit obligation. For the 2013 valuation, the assumed health care cost trend rate was an initial rate of 7.0% trending to an ultimate rate of 5.0% by 2017.

        Components of net periodic post-retirement benefit costs for the years ended December 31 are as follows:

In millions	2013	2012	2011
Interest cost	$0.2	$0.2	$0.2
Amortization of prior service cost	0.1	0.1	0.1
Amortization of unrecognized net obligation	0.1	0.2	0.1
Settlement/Curtailment expense	0.3	—	—

Net periodic benefit cost	$0.7	$0.5	$0.4

Notes to Consolidated Financial Statements (Continued)

Note 15—Retirement Plans (Continued)

        The Company's post-retirement medical benefit cost for 2013, 2012, and 2011 was determined using a weighted-average assumed discount rate of 3.77%, 4.73%, and 5.17%, respectively.

        The following is a summary of estimated future benefits to be paid for the Company's defined benefit pension plans and post-retirement medical plans at December 31, 2013. Benefit payments are estimated based on the same assumptions used in the valuation of the projected benefit obligation.

	Defined Benefit Retirement Plan	Post-Retirement Medical Plan
In millions
Year
2014	$17.2	$0.2
2013	16.1	0.2
2012	15.1	0.2
2011	15.0	0.2
2010	14.7	0.2
2019 - 2023	67.5	0.9

Defined Contribution and ESOP Plan

        Additionally, the Company maintains defined contribution plans covering a significant portion of its employees. Expenses for the plans were approximately $11.4 million in 2013, $11.3 million in 2012 and $10.7 million in 2011. The Company also sponsors an employee stock ownership plan ("ESOP") as part of one of its existing savings plans. Costs for the ESOP are included in the previously stated expenses. The ESOP is available to eligible domestic employees and includes a match of contributions made by plan participants to the savings plan up to a maximum of 4.00% of a participant's eligible compensation, divided between cash and an employee-directed election of the Company's common stock, not to exceed 50% of the total match, for non-union employees. Union employees' match may vary and is based on negotiated union agreements. Participants are not allowed to direct their contributions to the savings plan to an investment in the Company's common stock. A breakdown of shares held by the ESOP at December 31 is as follows:

In millions	2013	2012	2011
Shares held by the ESOP	1.7	1.8	1.9

Note 16—Deferred Revenue and Extended Product Warranties

        Deferred revenue consists primarily of unearned revenue related to separately priced extended warranty contracts on sales of certain products, the most significant being those offered on its installed roofing systems within the Construction Materials segment.

Notes to Consolidated Financial Statements (Continued)

Note 16—Deferred Revenue and Extended Product Warranties (Continued)

Roofing Systems Deferred Revenue

        The amount of revenue recognized related to extended product warranties covering roofing systems was $17.3 million and $21.5 million for the years ended December 31, 2013 and 2012, respectively. Deferred revenue recognized in the Consolidated Balance Sheets as of December 31 includes the following related to roofing systems extended product warranty contracts:

In millions	2013	2012
Deferred revenue
Current	$17.0	$16.8
Long-term	142.8	134.2

Deferred revenue liability	$159.8	$151.0

        Expected costs of services to be performed under extended product warranty contracts are actuarially determined. Any expected costs in excess of deferred revenue are recognized within Accrued expenses.

Other Deferred Revenue

        Other Deferred revenue recognized in the Consolidated Balance Sheets as of December 31, mainly related to contracts on brake pads, was as follows:

In millions	2013	2012
Deferred revenue
Current	$0.4	$0.8
Long-term	0.8	1.2

Deferred revenue liability	$1.2	$2.0

Note 17—Standard Product Warranties

        The Company offers various warranty programs on its products included in the price of its products, primarily certain installed roofing systems, braking products, aerospace cables and assemblies, and foodservice equipment. The Company's liability for such warranty programs is included in Accrued expenses. The change in the Company's product warranty liabilities for the period ended December 31 is as follows:

In millions	2013	2012
Beginning reserve	$16.9	$19.9
Current year provision	16.8	12.8
Current year claims	(19.4)	(15.8)

Ending reserve	$14.3	$16.9

Notes to Consolidated Financial Statements (Continued)

Note 18—Other Long-Term Liabilities

        The components of Other long-term liabilities at December 31 were as follows:

(in millions)	2013	2012
Deferred taxes and other tax liabilities	$177.6	$198.7
Pension and other post-retirement obligations	18.9	23.9
Long-term workers compensation	17.8	17.0
Deferred credits	9.1	14.4
Deferred compensation	11.3	7.7
Other	1.2	1.6

Total	$235.9	$263.3

        Deferred credits consist primarily of contingent consideration for acquisitions and liabilities related to straight-line recognition of leases.

Note 19—Shareholders' Rights

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

Notes to Consolidated Financial Statements (Continued)

Note 20—Accumulated Other Comprehensive Income (Loss)

        The changes in Accumulated other comprehensive loss by component for the year ended December 31, 2013, were as follows:

(in millions)	Accrued post-retirement benefit liability(1)(2)	Foreign currency translation	Hedging activities(3)	Total
Balance at December 31, 2012	$(34.1)	$(2.7)	$1.3	$(35.5)
Other comprehensive income (loss) before reclassifications	2.8	2.6	—	5.4
Amounts reclassified from accumulated other comprehensive loss	5.9	(4.2)	(0.5)	1.2
Income tax expense	(2.8)	—	0.2	(2.6)

Net other comprehensive income (loss)	5.9	(1.6)	(0.3)	4.0

Balance at December 31, 2013	$(28.2)	$(4.3)	$1.0	$(31.5)

        The changes in Accumulated other comprehensive loss by component for the year ended December 31, 2012, were as follows:

(in millions)	Accrued post-retirement benefit liability(1)	Foreign currency translation	Hedging activities(2)	Total
Balance at December 31, 2011	$(40.7)	$(5.9)	$1.6	$(45.0)
Other comprehensive income (loss) before reclassifications	5.1	3.2	—	8.3
Amounts reclassified from accumulated other comprehensive loss	5.3	—	(0.5)	4.8
Income tax expense	(3.8)	—	0.2	(3.6)

Net other comprehensive income (loss)	6.6	3.2	(0.3)	9.5

Balance at December 31, 2012	$(34.1)	$(2.7)	$1.3	$(35.5)

(1)
Current period amounts related to accrued post-retirement benefit liability are related to amortization of unrecognized actuarial gains and losses which is included in net periodic benefit cost for pension and other post-retirement welfare plans. See Note 15.

(2)
Amounts reclassified from accumulated other comprehensive loss related to accrued post-retirement liabilities in 2013 include $7.3 million in settlement costs related to the transfer of pension obligations related to employees of the Transportation Products business, $0.8 million in curtailment charges related to the curtailment of future service cost for employees of the Transportation Products business, and $0.3 million in settlement costs related to the transfer of post-retirement medical benefit obligations related to employees of the Transportation Products business, all of which were recognized within income (loss) from discontinued operations.

(3)
Current period activity related to foreign currency translation includes $4.2 million of cumulative translation adjustment related to the Canadian operations of the Transportation Products business which was recognized into income (loss) from discontinued operations upon sale of the Transportation Products business on December 31, 2013.

Notes to Consolidated Financial Statements (Continued)

Note 20—Accumulated Other Comprehensive Income (Loss) (Continued)

(3)
Current period amounts related to hedging activities are a reduction to interest expense. On June 15, 2005, the Company entered into treasury lock contracts with a notional amount of $150.0 million to hedge the cash flow variability on forecasted debt interest payments associated with changes in interest rates. These contracts were designated as cash flow hedges and were deemed effective at the origination date. On August 15, 2006, the Company terminated the treasury lock contracts resulting in a gain of $5.6 million ($3.5 million, net of tax), which was deferred in accumulated other comprehensive income and is being amortized to reduce interest expense until August 2016, the term of the interest payments related to the $150.0 million in notes issued on August 18, 2006. At December 31, 2013, the Company had a remaining unamortized gain of $1.5 million ($1.0 million, net of tax) which is reflected in Accumulated other comprehensive income on the Company's Consolidated Balance Sheets.

Note 21—Quarterly Financial Data (Unaudited)

        All prior periods Results of Operations have been retrospectively adjusted to reflect the Transportation Products business as discontinued operations.

(In millions except per share data)	First	Second	Third	Fourth	Year
2013
Net sales	$629.6	$792.6	$796.8	$724.0	$2,943.0
Gross profit	$152.4	$207.1	$200.3	$185.8	$745.6
Other expenses	$97.0	$97.7	$90.7	$93.4	$378.8
Earnings before interest and income taxes	$55.4	$109.4	$109.6	$92.4	$366.8
Income from continuing operations, net of tax	$44.3	$64.3	$66.4	$60.2	$235.2
Basic earnings per share from continuing operations	$0.70	$1.01	$1.04	$0.94	$3.69
Diluted earnings per share from continuing operations	$0.68	$0.99	$1.02	$0.92	$3.61

Income (loss) from discontinued operations, net of tax	$11.0	$(56.2)	$10.2	$9.5	$(25.5)
Basic income per share from discontinued operations	$0.17	$(0.88)	$0.16	$0.15	$(0.40)
Diluted income per share from discontinued operations	$0.17	$(0.86)	$0.15	$0.15	$(0.39)

Net income	$55.3	$8.1	$76.6	$69.7	$209.7
Basic earnings per share	$0.87	$0.13	$1.20	$1.09	$3.29
Diluted earnings per share	$0.85	$0.13	$1.17	$1.07	$3.22

Dividends per share	$0.20	$0.20	$0.22	$0.22	$0.84
Stock price:
High	$70.55	$68.12	$70.48	$80.21
Low	$59.19	$60.34	$62.00	$67.98

Notes to Consolidated Financial Statements (Continued)

Note 21—Quarterly Financial Data (Unaudited) (Continued)

(In millions except per share data)	First	Second	Third	Fourth	Year
2012
Net sales	$649.4	$773.2	$745.0	$683.6	$2,851.2
Gross profit	$168.8	$216.5	$200.6	$181.1	$767.0
Other expenses	$93.5	$95.5	$97.5	$108.6	$395.1
Earnings before interest and income taxes	$75.3	$121.0	$103.1	$72.5	$371.9
Income from continuing operations, net of tax	$44.2	$76.1	$64.4	$44.0	$228.7
Basic earnings per share from continuing operations	$0.71	$1.21	$1.02	$0.69	$3.64
Diluted earnings per share from continuing operations	$0.69	$1.19	$1.00	$0.68	$3.57

Income (loss) from discontinued operations, net of tax	$15.8	$16.7	$5.1	$3.9	$41.5
Basic income per share from discontinued operations	$0.25	$0.27	$0.08	$0.06	$0.66
Diluted income per share from discontinued operations	$0.25	$0.26	$0.08	$0.06	$0.65

Net income	$60.0	$92.8	$69.5	$47.9	$270.2
Basic earnings per share	$0.96	$1.48	$1.10	$0.75	$4.30
Diluted earnings per share	$0.94	$1.45	$1.08	$0.74	$4.22

Dividends per share	$0.18	$0.18	$0.20	$0.20	$0.76
Stock price:
High	$51.16	$56.03	$55.19	$59.36
Low	$45.56	$48.69	$48.25	$51.10

        NOTE: The sum of the quarterly per share amounts may not agree to the respective annual amounts due to rounding.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

        (a)   Under the supervision and with the participation of the Company's management, including the Company's chief executive officer and chief financial officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation and as of December 31, 2013, the chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are effective.

        Management has prepared a report on the Company's internal control over financial reporting in which management has determined that the Company's controls are effective. A copy of management's report is set forth below.

        (b)   During the fourth quarter of 2013, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting.

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of the Company's management, including the chief executive officer and chief financial officer, the Company evaluated the effectiveness of the design and operation of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company's chief executive officer and chief financial officer concluded that the Company's internal control over financial reporting was effective as of December 31, 2013.

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

Name	Age	Position with Company	Period of Service
David A. Roberts	66	Chairman of the Board, President and Chief Executive Officer since June 2007.	June 2007 to date
John W. Altmeyer	54	Group President, Carlisle Construction Materials since July 1997.	June 1989 to date
John E. Berlin	52	Group President, Carlisle Interconnect Technologies since February 1995.	January 1990 to date
Steven J. Ford	54	Vice President, Chief Financial Officer since November 2008 and Vice President, Secretary and General Counsel since July 1995.	July 1995 to date
Kevin G. Forster	60

President, Carlisle Transportation Products from August 2011 to December 31, 2013; President, Asia-Pacific from January 2009 to August 2011; Group President, Specialty Products from February 2008 to January 2009; and President, Asia-Pacific from September 1997 to February 2008.

			August 1990 to December 2013
D. Christian Koch	49	Group President, Carlisle Diversified Products since June 2012; President, Carlisle Brake & Friction since January 2009; President, Carlisle Asia-Pacific from February 2008 to January 2009.	February 2008 to date
Scott C. Selbach	58	Vice President, Corporate Development since April 2006.	April 2006 to date
Kevin P. Zdimal	43

Vice President and Chief Accounting Officer since May 2010; Treasurer from September, 2008 to May, 2010 and Vice President of Finance and Administration, Carlisle Interconnect Technologies from July 2002 to August 2008.

			September1995 to date

        The officers have been elected to serve at the pleasure of the Board of Directors of the Company. There are no family relationships between any of the above officers, and there is no arrangement or understanding between any officer and any other person pursuant to which he was selected an officer.

        Information required by Item 10 with respect to directors of the Company is incorporated by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission no later than 40 days before the Annual Meeting of Shareholders to be held on May 7, 2014.

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

Item 11.    Executive Compensation.

        Information required by Item 11 is incorporated by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission no later than 40 days before the Annual Meeting of Shareholders to be held on May 7, 2014.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

        Information required by Item 12 is incorporated by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission no later than 40 days before the Annual Meeting of Shareholders to be held on May 7, 2014.

Securities Authorized for Issuance under Equity Compensation Plans

        The number of securities to be issued upon the exercise of stock options under the Company's equity compensation plans, the weighted average exercise price of the options, and the number of securities remaining for future issuance as of December 31, 2013 are as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by equity security holders	2,993,007	$38.71	3,361,657	(1)
Equity compensation plans not approved by equity security holders	—	n/a	—
Total	2,993,007	$38.71	3,361,657

(1)
Includes 3,094,447 shares available for award under the Carlisle Companies Incorporated Executive Incentive Program (as amended and restated effective February 4, 2004) (693,705 of which may be issued as stock awards) and 267,210 shares available for award under the Carlisle Companies Incorporated Non-Employee

  Director Equity Plan (as amended and restated effective as of February 2, 2005) (37,210 of which may be issued as stock awards).

Item 13.    Certain Relationships and Related Transactions.

          Information required by Item 13 is incorporated by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission no later than 40 days before the Annual Meeting of Shareholders to be held on May 7, 2014.

Item 14.    Principal Accountant Fees and Services.

          Information required by Item 14 is incorporated by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission no later than 40 days before the Annual Meeting of Shareholders to be held on May 7 , 2014.

 Part IV

Item 15.    Exhibits and Financial Statement Schedules.

        Financial statements required by Item 8 are as follows:

Consolidated Statements of Earnings and Comprehensive Income, years ended December 31, 2013, 2012 and 2011
Consolidated Balance Sheets, December 31, 2013 and 2012
Consolidated Statements of Cash Flows, years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Shareholders' Equity, years ended December 31, 2013, 2012 and 2011
Notes to Consolidated Financial Statements

Financial Statement Schedules:

        None

        Exhibits applicable to the filing of this report are as follows:

(2.1)	Agreement and Plan of Merger, dated as of October 14, 2010, among Carlisle Companies Incorporated, HC Corporation and Hawk Corporation.(u)

(2.2)	Tender and Voting Agreement, dated as of October 14, 2010, among Carlisle Companies Incorporated, HC Corporation and Ronald E. Weinberg.(u)

(2.3)	Tender and Voting Agreement, dated as of October 14, 2010, among Carlisle Companies Incorporated, HC Corporation and Norman C. Harbert.(u)

(2.4)	Tender and Voting Agreement, dated as of October 14, 2010, among Carlisle Companies Incorporated, HC Corporation and Byron S. Krantz.(u)

(2.5)	Agreement and Plan of Merger, dated as of November 11, 2011, by and among Carlisle Interconnect Technologies, Inc., 3S Acquisition Company, TSEI Holdings, Inc., the holders of all of the outstanding capital stock of TSEI Holdings, Inc., Carlisle Companies Incorporated and Brockway Moran & Partners Fund II, L.P.(x)

(2.6)	Master Transaction Agreement, dated October 20, 2013, between Carlisle Companies Incorporated and CTP Transportation Products, LLC.(aa)

(2.7)	Asset Purchase Agreement, dated October 20, 2013, between Carlisle Transportation Products, Inc., Carlisle Intangible Company and CTP Transportation Products, LLC.(aa)

(2.8)	Asset Purchase Agreement, dated October 20, 2013, between Carlisle Canada and CTP Transportation Products, LLC.(aa)

(2.9)	Stock Purchase Agreement, dated October 20, 2013, between Carlisle International BV and CTP Transportation Products, LLC.(aa)

(2.10)	Equity Purchase Agreement, dated October 20, 2013, between Carlisle Asia Pacific Limited and CTP Transportation Products, LLC.(aa)

(2.11)	Asset Purchase Agreement, dated October 20, 2013, between Carlisle Asia Pacific Limited and CTP Transportation Products, LLC.(aa)

(2.12)	Form of Trademark License Agreement between Carlisle Companies Incorporated, Carlisle Intangible Company and CTP Transportation Products, LLC.(aa)

(3)	Amended and Restated By-laws of the Company.(a)

(3.1)	Restated Certificate of Incorporation as amended April 22, 1991.(c)

(3.2)	Certificate of Amendment of the Restated Certificate of Incorporation dated December 20, 1996.(e)

(3.3)	Certificate of Amendment of the Restated Certificate of Incorporation dated April 29, 1999.(g)

(4)	Shareholders' Rights Agreement, February 8, 1989.(a)

(4.1)	Amendment to Shareholders' Rights Agreement, dated August 7, 1996.(d)

(4.2)	Amendment No. 2 to Shareholders' Rights Agreement, dated May 26, 2006.(n)

(4.3)	Trust Indenture.(f)

(4.4)	First Supplemental Indenture, dated as of August 18, 2006.(o)

(4.5)	Second Supplemental Indenture, dated as of December 9, 2010, among Carlisle Companies Incorporated, U.S. Bank National Association (as successor to State Street Bank and Trust Company, as successor to Fleet National Bank) and The Bank of New York Mellon Trust Company, N.A.(w)

(4.6)	Third Supplemental Indenture, dated as of November 20, 2012, among Carlisle Companies Incorporated, U.S. Bank National Association (as successor to State Street Bank and Trust Company, as successor to Fleet National Bank) and The Bank of New York Mellon Trust Company, N.A.(y)

(10.1)	Amended and Restated Executive Incentive Program.(i)

(10.2)	Form of Nonqualified Stock Option Agreement.(j)

(10.3)	Form of Restricted Share Agreement.(j)

(10.4)	Form of Amended and Restated Executive Severance Agreement.(s)

(10.5)	Summary Plan Description of Carlisle Companies Incorporated Director RetirementPlan, effective November 6, 1991.(b)

(10.6)	Amendment to the Carlisle Companies Incorporated Director Retirement Plan.(h)

(10.7)	Amended and Restated Nonemployee Director Equity Plan.(l)

(10.8)	Form of Stock Option Agreement for Nonemployee Director.(k)

(10.9)	Form of Nonqualified Stock Option Agreement for Nonemployee Directors.(m)

(10.10)	Form of Restricted Share Agreement for Nonemployee Directors.(m)

(10.11)	Form of Restricted Stock Unit Agreement for Nonemployee Directors.(s)

(10.12)	Amended and Restated Deferred Compensation Plan for Nonemployee Directors.(s)

(10.13)	Letter Agreement, dated June 5, 2007, between David A. Roberts and the Company.(p)

(10.14)	Nonqualified Stock Option Agreement, dated as of June 21, 2007, between the Company and David A. Roberts.(q)

(10.15)	Restricted Share Agreement, dated as of June 21, 2007, between the Company and David A. Roberts.(q)

(10.16)	Letter Agreement, dated June 12, 2007, between Richmond D. McKinnish and the Company.(p)

(10.17)	Letter Agreements, dated January 11, 2008 and December 31, 2008, between D. Christian Koch and the Company.(s)

(10.18)	Letter Agreement, dated August 4, 2011, between Fred A. Sutter and the Company.(s)

(10.19)	Carlisle Corporation Amended and Restated Supplemental Pension Plan.(z)

(10.20)	Letter Agreement, dated June 29, 2009, between Michael D. Popielec and the Company.(t)

(10.21)	Form of Performance Share Agreement.(w)

(10.22)	Carlisle Companies Incorporated Amended and Restated Nonqualified Deferred Compensation Plan.(z)

(10.23)	Carlisle Companies Incorporated Nonqualified Benefit Plan Trust.(w)

(10.24)	Third Amended and Restated Credit Agreement, dated as of October 20, 2011, among Carlisle Companies Incorporated, Carlisle Management Company, JPMorgan Chase Bank, N.A. as Administrative Agent and the Banks listed therein.(r)

(10.25)	First Amendment to Third Amended and Restated Credit Agreement, dated as of October 20, 2011, among Carlisle Companies Incorporated, Carlisle Management Company, JPMorgan Chase Bank, N.A. as Administrative Agent and the Banks listed therein.(bb)

(12)	Ratio of Earnings to Fixed Charges.

(21)	Subsidiaries of the Registrant.

(23.1)	Consent of Independent Registered Public Accounting Firm—Ernst & Young LLP.

(31.1)	Rule 13a-14(a)/15d-14(a) Certifications.

(31.2)	Rule 13a-14(a)/15d-14(a) Certifications.

(32)	Section 1350 Certification.

(101)	Interactive Data File

(a)
Filed as an Exhibit to the Company's current report on Form 8-K for December 11, 2013 and incorporated herein by reference.

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

(aa)
Filed as an Exhibit to the Company's current report on Form 8-K for October 21, 2013 and incorporated herein by reference.

(bb)
Filed as an Exhibit to the Company's current report on Form 8-K for December 12, 2013 and incorporated herein by reference.

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

/s/ DAVID A. ROBERTS David A. Roberts, Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	/s/ ROBIN J. ADAMS Robin J. Adams, Director
/s/ STEVEN J. FORD Steven J. Ford, Vice President and Chief Financial Officer (Principal Financial Officer)	/s/ ROBERT G. BOHN Robert G. Bohn, Director
/s/ KEVIN P. ZDIMAL Kevin P. Zdimal, Controller and Chief Accounting Officer (Principal Accounting Officer)	/s/ ROBIN S. CALLAHAN Robin S. Callahan, Director
/s/ TERRY D. GROWCOCK Terry D. Growcock, Director
/s/ STEPHEN P. MUNN Stephen P. Munn, Director
/s/ GREGG A. OSTRANDER Gregg A. Ostrander, Director

/s/ LAWRENCE A. SALA Lawrence A. Sala, Director
/s/ MAGALEN C. WEBERT Magalen C. Webert, Director

February 19, 2014

 CARLISLE COMPANIES INCORPORATED
COMMISSION FILE NUMBER 1-9278
FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2013

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
  Item 13. Certain Relationships and Related Transactions.
  Item 14. Principal Accountant Fees and Services.
Part IV
  Item 15. Exhibits and Financial Statement Schedules.
CARLISLE COMPANIES INCORPORATED COMMISSION FILE NUMBER 1-9278 FORM 10-K FOR FISCAL YEAR ENDED DECEMBER 31, 2013
EXHIBIT LIST