Form 10-Q
period 2014-03-31
CARLISLE COMPANIES INC
filed 2014-04-22
CIK 790051

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

Shares of common stock outstanding at April 18, 2014: 64,086,326

Carlisle Companies Incorporated

Unaudited Condensed Consolidated Statements of Comprehensive Income

	For the Three Months Ended March 31,
(Dollars in millions except share amounts)	2014	2013

Net sales	$650.4	$629.6

Costs and expenses:
Cost of goods sold	488.3	477.2
Selling and administrative expenses	92.2	90.4
Research and development expenses	8.0	7.4
Other Income, net	(1.1)	(0.8)

Earnings before interest and income taxes	63.0	55.4

Interest expense, net	8.0	8.3
Earnings before income taxes from continuing operations	55.0	47.1

Income tax expense (Note 5)	18.5	2.8
Income from continuing operations	36.5	44.3

Discontinued operations (Note 3)
Income (loss) before income taxes	(1.1)	14.4
Income tax (benefit) expense	(0.4)	3.5
Income (loss) from discontinued operations	(0.7)	10.9
Net income	$35.8	$55.2

Basic earnings (loss) per share attributable to common shares
Income from continuing operations	$0.57	$0.70
Income (loss) from discontinued operations	(0.01)	0.17
Basic Earnings per share	$0.56	$0.87

Diluted earnings (loss) per share attributable to common shares
Income from continuing operations	$0.56	$0.68
Income (loss) from discontinued operations	(0.01)	0.17
Diluted earnings per share	$0.55	$0.85

Average shares outstanding - in thousands
Basic	63,878	63,253
Diluted	65,089	64,719

Dividends declared and paid	$14.2	$12.8
Dividends declared and paid per share	$0.22	$0.20

Comprehensive Income
Net income	$35.8	$55.2
Other comprehensive income (loss)
Change in foreign currency translation, net of tax	3.0	(10.3)
Change in accrued post-retirement benefit liability, net of tax	0.6	1.4
Loss on hedging activities, net of tax	(0.1)	(0.1)
Other comprehensive income (loss)	3.5	(9.0)
Comprehensive income	$39.3	$46.2

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

Carlisle Companies Incorporated

Condensed Consolidated Balance Sheets

	March 31,	December 31,
(Dollars in millions except share amounts)	2014	2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$779.7	$754.5
Receivables, less allowance of $2.7 in 2014 and $3.3 in 2013	412.1	399.6
Inventories (Note 7)	324.5	298.8
Deferred income taxes	35.6	35.7
Prepaid expenses and other current assets	35.0	46.4
Total current assets	1,586.9	1,535.0

Property, plant and equipment, net of accumulated depreciation of $477.0 in 2014 and $468.0 in 2013 (Note 8)	503.9	497.2

Other assets:
Goodwill, net (Note 9)	858.7	858.7
Other intangible assets, net (Note 9)	570.3	579.8
Other long-term assets	23.9	22.0
Non-current assets held for sale	2.2	0.3
Total other assets	1,455.1	1,460.8

TOTAL ASSETS	$3,545.9	$3,493.0

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt, including current maturities (Note 11)	$—	$—
Accounts payable	223.6	187.0
Accrued expenses	141.9	172.0
Deferred revenue (Note 13)	17.5	17.4
Total current liabilities	383.0	376.4

Long-term liabilities:
Long-term debt (Note 11)	751.1	751.0
Deferred revenue (Note 13)	144.0	143.6
Other long-term liabilities (Note 15)	236.4	235.9
Total long-term liabilities	1,131.5	1,130.5

Shareholders’ equity:
Preferred stock, $1 par value per share. Authorized and unissued 5,000,000 shares	—	—
Common stock, $1 par value per share. Authorized 100,000,000 shares; 78,661,248 shares issued; 64,086,326 outstanding in 2014 and 63,658,777 outstanding in 2013	78.7	78.7
Additional paid-in capital	216.5	201.1
Deferred Compensation - Equity	5.9	3.0
Cost of shares in treasury - 14,358,517 shares in 2014 and 14,761,481 shares in 2013	(207.6)	(209.5)
Accumulated other comprehensive loss	(28.0)	(31.5)
Retained earnings	1,965.9	1,944.3
Total shareholders’ equity	2,031.4	1,986.1

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,545.9	$3,493.0

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

Carlisle Companies Incorporated

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended March 31,
(Dollars in millions)	2014	2013

Operating activities
Net income	$35.8	$55.2
Reconciliation of net income to cash flows from operating activities:
Depreciation	15.5	20.2
Amortization	10.1	9.5
Non-cash compensation, net of tax benefit	4.2	6.4
(Gain) loss on divestiture of property and equipment, net	(0.6)	0.6
Deferred taxes	2.1	(13.2)
Foreign exchange (gain) loss	0.5	(0.4)
Changes in assets and liabilities, excluding effects of acquisitions and divestitures:
Receivables	(12.2)	(34.8)
Inventories	(25.3)	22.2
Prepaid expenses and other assets	11.7	3.6
Accounts payable	36.6	4.9
Accrued expenses and deferred revenues	(28.8)	(40.9)
Long-term liabilities	0.5	4.0
Other operating activities	1.2	0.7
Net cash provided by operating activities	51.3	38.0

Investing activities
Capital expenditures	(24.1)	(26.8)
Proceeds from sale of property and equipment	1.0	0.3
Net cash used in investing activities	(23.1)	(26.5)

Financing activities
Net change in short-term borrowings and revolving credit lines	—	0.6
Dividends	(14.2)	(12.8)
Treasury shares and stock options, net	11.2	4.7
Net cash used in financing activities	(3.0)	(7.5)

Effect of exchange rate changes on cash	—	(0.5)
Change in cash and cash equivalents	25.2	3.5
Cash and cash equivalents
Beginning of period	754.5	112.5
End of period	$779.7	$116.0

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

The Company has reclassified certain prior period amounts in the consolidated financial statements to be consistent with current period presentation.  See Note 3 regarding the divestiture of the Transportation Products business.

Note 2—Segment Information

The Company’s operations are reported in the following segments:

Carlisle Construction Materials (“CCM” or the “Construction Materials segment”)—the principal products of this segment are rubber (EPDM), thermoplastic polyolefin (TPO), and polyvinyl chloride (PVC) roofing membranes used predominantly on non-residential low-sloped roofs, related roofing accessories, including flashings, fasteners, sealing tapes, coatings and waterproofing, and insulation products. The markets served include new construction, re-roofing and maintenance of low-sloped roofs, water containment, HVAC sealants, and coatings and waterproofing.

Carlisle Interconnect Technologies (“CIT” or the “Interconnect Technologies segment”)—the principal products of this segment are high-performance wire, cable, connectors, contacts, and cable assemblies for the transfer of power and data primarily for the aerospace, defense electronics, medical, test and measurement equipment, and select industrial markets.

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

On October 21, 2013, the Company entered into a definitive agreement to sell the Transportation Products business.  On December 31, 2013, the Company completed the divestiture of the Transportation Products business.  All prior period results of operations have been retrospectively adjusted to reflect the Transportation Products business as discontinued operations.  See Note 3 for further information related to the sale of the Transportation Products business.

Unaudited financial information for operations by reportable segment is included in the following summary:

Three Months Ended March 31,	2014			2013
In millions	Sales(1)	EBIT	Assets(2)	Sales(1)	EBIT	Assets(2)
Carlisle Construction Materials	$347.4	$31.9	$897.0	$339.6	$35.8	875.0
Carlisle Interconnect Technologies	150.9	30.7	1,025.8	141.2	18.4	1,049.6
Carlisle Brake & Friction	92.2	9.2	609.8	90.8	11.0	614.7
Carlisle FoodService Products	59.9	7.1	204.1	58.0	5.1	195.2
Corporate	—	(15.9)	807.0	—	(14.9)	136.1
Total	$650.4	$63.0	$3,543.7	$629.6	$55.4	$2,870.6

(1) Excludes intersegment sales

(2) Corporate assets include assets of discontinued operations not classified as held for sale

A reconciliation of assets reported above to the amounts presented on the Consolidated Balance Sheet is as follows:

	March 31,	March 31,
	2014	2013
Assets per table above	$3,543.7	$2,870.6
Assets held for sale	2.2	587.7
Total Assets per Consolidated Balance Sheet	$3,545.9	$3,458.3

Note 3—Discontinued Operations

Sale of Transportation Products Business

On December 31, 2013, the Company sold its Transportation Products business for total net proceeds of $375.6 million, subject to the working capital adjustment component of the sales agreement.  The working capital adjustment has been finalized and resulted in a $1.0 million after-tax loss in the first quarter of 2014.

Income from Discontinued Operations for the three months ended March 31, 2013 primarily reflects $11.0 million after-tax income from the operations of the Transportation Products business.  For the three months ended March 31, 2013, the Transportation Products business had sales of $227.4 million.

Note 4—Stock-Based Compensation

Stock-based compensation cost is recognized over the requisite service period, which generally equals the stated vesting period, unless the stated vesting period exceeds the date upon which an employee reaches retirement eligibility.  Pre-tax stock-based compensation expense in continuing operations was $7.7 million for both of the three month periods ended March 31, 2014 and March 31, 2013.

2008 Executive Incentive Program

The Company maintains an Executive Incentive Program (the “Program”) for executives and certain other employees of the Company and its operating divisions and subsidiaries. The Program was approved by shareholders on April 20, 2004. The Program allows for awards to eligible employees of stock options, restricted stock, stock appreciation rights, performance shares and units or other awards based on Company common stock. At March 31, 2014, 2,648,265 shares were available for grant under this plan, of which 489,130 shares were available for the issuance of stock awards.

2005 Nonemployee Director Equity Plan

The Company also maintains the Nonemployee Director Equity Plan (the “Plan”) for members of its Board of Directors, with the same terms and conditions as the Program. At March 31, 2014, 257,366 stock options and  27,366 restricted shares were available for grant under this plan. Members of the Board of Directors that receive stock-based compensation are treated as employees for accounting purposes.

Grants

For the three months ended March 31, 2014, the Company awarded 259,035 stock options, 68,635 restricted stock awards, 67,970 performance share awards and 9,583 restricted stock units with an aggregate grant-date fair value of approximately $17.2 million to be expensed over the requisite service period for each award.

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

Pre-tax share-based compensation expense related to stock options was $1.1 million for both of the three month periods ended March 31, 2014 and March 31, 2013.

The Company utilizes the Black-Scholes-Merton (“BSM”) option pricing model to determine the fair value of its stock option awards.  The BSM relies on certain assumptions to estimate an option’s fair value.  The weighted average assumptions used in the determination of fair value for stock option awards in 2014 and 2013 were as follows:

	2014	2013
Expected dividend yield	1.2%	1.2%
Expected life in years	5.74	5.71
Expected volatility	29.3%	32.2%
Risk-free interest rate	1.7%	1.0%
Weighted average fair value	$19.15	$17.58

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

Restricted Stock Awards

Restricted stock awarded under the Program is generally released to the recipient after a period of three years.  The $73.08 grant date fair value of the 2014 restricted stock awards, which are released to the recipient after a period of three years, is based on the closing market price of the stock on the date of grant.

Performance Share Awards

The performance shares vest based on the employee rendering three years of service to the Company, and the attainment of a market condition over the performance period, which is based on the Company’s relative total shareholder return versus the S&P Midcap 400 Index® over a pre-determined time period as determined by the Compensation Committee of the Board of Directors.  The grant date fair value of the 2014 performance shares of $95.72 was estimated using a Monte-Carlo simulation approach based on a three-year measurement period.  Such approach entails the use of assumptions regarding the future performance of the Company’s stock and those of the S&P Midcap 400 Index®.  Those assumptions include expected volatility, risk-free interest rates, correlation coefficients and dividend reinvestment.  Dividends accrue on the performance shares during the performance period and are to be paid in cash based upon the number of awards ultimately earned. The Company expenses the compensation cost associated with the performance awards on a straight-line basis over the vesting period of three years.

Restricted Stock Units

The restricted stock units awarded to eligible directors are fully vested and will be paid in shares of Company common stock after the director ceases to serve as a member of the Board, or if earlier, upon a change in control of the Company.   The $73.08 grant date fair value of the 2014 restricted stock units is based on the closing market price of the stock on February 5, 2014, the date of the grant.

Deferred Compensation - Equity

Certain employees are eligible to participate in the Company’s Non-qualified Deferred Compensation Plan (the “Deferred Compensation Plan”).  Participants may elect to defer all or part of their stock-based compensation.  Participants have elected to defer 200,954 shares of Company common stock as of March 31, 2014 and 201,060 shares as of December 31, 2013.

Note 5—Income Taxes

The Company’s 2014 year to date provision for income taxes includes tax on ordinary earnings at an anticipated rate of approximately 33%. The 33.6% effective rate for the first quarter of 2014 also includes current quarter discrete tax expense of $0.4 million.

The Company’s first quarter 2013 effective tax rate of 5.9% reflected discrete tax benefits of $13.0 million primarily related to a tax election made in a foreign jurisdiction that resulted in the release of deferred tax liabilities.

Note 6—Earnings Per Share

The Company’s restricted shares and restricted stock units contain nonforfeitable rights to dividends and, therefore, are considered participating securities for purposes of computing earnings per share pursuant to the two-class method. The computation below of earnings per share excludes the income attributable to the restricted shares and restricted stock units from the numerator and excludes the dilutive impact of those underlying shares from the denominator.  Stock options are included in the calculation of diluted earnings per share utilizing the treasury stock method and performance share awards are included in the calculation of diluted earnings per share using the contingently issuable method.  Neither is considered to be a participating security as they do not contain non-forfeitable dividend rights.

The following reflects the Income from continuing operations and share data used in the basic and diluted earnings per share computations using the two-class method:

	Three Months Ended March 31,
In millions, except share and per share amounts	2014	2013

Numerator:

Income from continuing operations	$36.5	$44.3
Less: dividends declared - common stock outstanding, restricted shares and restricted stock units	(14.2)	(12.8)
Undistributed earnings	22.3	31.5
Percent allocated to common shareholders (1)	99.5%	99.5%
	22.2	31.3
Add: dividends declared - common stock	14.1	12.7
Numerator for basic and diluted EPS	$36.3	$44.0

Denominator (in thousands):
Denominator for basic EPS: weighted-average common shares outstanding	63,878	63,253
Effect of dilutive securities:
Performance awards	280	473
Stock options	931	993
Denominator for diluted EPS: adjusted weighted average common shares outstanding and assumed conversion	65,089	64,719

Per share income from continuing operations:
Basic	$0.57	$0.70
Diluted	$0.56	$0.68

(1) Basic weighted-average common shares outstanding	63,878	63,253
Basic weighted-average common shares outstanding, restricted shares expected to vest and restricted stock units	64,189	63,582
Percent allocated to common shareholders	99.5%	99.5%

To calculate earnings per share for Income from discontinued operations and for Net income, the denominator for both basic and diluted earnings per share is the same as used in the above table.  Income from discontinued operations and Net income were as follows:

	Three Months Ended March 31,
In millions, except share amounts	2014	2013

Income (loss) from discontinued operations attributable to common shareholders for basic and diluted earnings per share	$(0.7)	$10.9

Net income attributable to common shareholders for basic and diluted earnings per share	$35.6	$54.9

Note 7—Inventories

The components of inventories at March 31, 2014 and December 31, 2013 were as follows:

	March 31,	December 31,
In millions	2014	2013
Finished goods	$189.5	163.7
Work-in-process	42.2	40.2
Raw materials	121.3	121.3
Reserves	(28.5)	(26.4)
Inventories	$324.5	$298.8

Note 8—Property, Plant and Equipment

The components of property, plant and equipment at March 31, 2014 and December 31, 2013 were as follows:

	March 31,	December 31,
In millions	2014	2013
Land	$39.0	$38.9
Buildings and leasehold improvements	259.8	259.1
Machinery and equipment	612.7	606.9
Projects in progress	69.4	60.3
	980.9	965.2
Accumulated depreciation	(477.0)	(468.0)
Property, plant and equipment, net	$503.9	$497.2

Note 9—Goodwill and Other Intangible Assets

The changes in  the carrying amount of goodwill for the three months ended March 31, 2014 were as follows:

	Construction	Interconnect	Brake and	FoodService
In millions	Materials	Technologies	Friction	Products	Total
Gross balance at January 1, 2014	$129.1	$442.6	$226.7	$60.3	$858.7
Currency translation	—	—	—	—	—
Gross balance at March 31, 2014	129.1	442.6	226.7	60.3	858.7
Accumulated impairment losses	—	—	—	—	—
Net balance at March 31, 2014	$129.1	$442.6	$226.7	$60.3	$858.7

The Company’s Other intangible assets, net at March 31, 2014, were as follows:

	Acquired	Accumulated	Net Book
In millions	Cost	Amortization	Value
Assets subject to amortization:
Patents	$134.6	$(31.5)	$103.1
Customer Relationships	443.2	(102.5)	340.7
Other	19.2	(10.7)	8.5
Assets not subject to amortization:
Trade names	118.0	—	118.0
Other intangible assets, net	$715.0	$(144.7)	$570.3

The Company’s Other intangible assets, net at December 31, 2013, were as follows:

	Acquired	Accumulated	Net Book
In millions	Cost	Amortization	Value
Assets subject to amortization:
Patents	$134.6	$(29.2)	$105.4
Customer Relationships	443.3	(95.8)	347.5
Other	19.0	(10.1)	8.9
Assets not subject to amortization:
Trade names	118.0	—	118.0
Other intangible assets, net	$714.9	$(135.1)	$579.8

Estimated amortization expense for the remainder of 2014 and the next four years is as follows: $26.6 million remaining in 2014, $36.6 million in 2015, $35.7 million in 2016, $34.9 million in 2017, and $34.8 million in 2018.

The net carrying values of the Company’s Other intangible assets by reportable segment were as follows:

	March 31,	December 31,
In millions	2014	2013

Carlisle Construction Materials	$85.3	$86.9
Carlisle Interconnect Technologies	325.2	330.8
Carlisle Brake & Friction	128.5	130.1
Carlisle FoodService Products	31.3	32.0
Total	$570.3	$579.8

Note 10—Commitments and Contingencies

Leases

The Company currently leases a portion of its manufacturing facilities, distribution centers, and equipment, some of which include scheduled rent increases stated in the lease agreement generally expressed as a stated percentage increase of the minimum lease payment over the lease term.  The Company currently has no leases that require rent to be paid based on contingent events nor has it received any lease incentive payments.  Rent expense was $5.5 million and $5.9 million for the three months ended March 31, 2014 and 2013, respectively, inclusive of rent based on scheduled rent increases and rent holidays recognized on a straight-line basis.  Future minimum payments under the Company’s various non-cancelable operating leases are approximately $12.7 million for the remainder of 2014, $14.7 million in 2015, $11.8 million in 2016, $10.0 million in 2017, $8.2 million in 2018, and $11.4 million thereafter.

Purchase Obligations

Although the Company has entered into purchase agreements for certain key raw materials, there were no such contracts with a term exceeding one year in place at March 31, 2014.

Workers’ Compensation Claims and Related Losses

The Company has accrued approximately $26.5 million and $26.9 million related to workers’ compensation claims at March 31, 2014 and December 31, 2013, respectively.  At March 31, 2014, $8.7 million and $17.8 million are included in Accrued expenses and Other long-term liabilities, respectively, and at December 31, 2013, $9.1 million and $17.8 million were included in Accrued expenses and Other long-term liabilities, respectively in the condensed Consolidated Balance Sheet.  Workers’ compensation obligations related to former employees associated with the Transportation Products business and arising prior to the sale of the Transportation Products business have been retained by the Company and the Company is obligated to pay the related claims until they are extinguished or otherwise settled.  The Company will not be held liable for any workers’ compensation claims related to the former Transportation Products business incurred after December 31, 2013.  The liability related to workers’ compensation claims, both those reported to the Company and those incurred but not yet reported, is estimated based on actuarial estimates and loss development factors and the Company’s historical loss experience.

The Company maintains occurrence-based insurance contracts with certain insurance carriers in accordance with its risk management practices that provides for reimbursement of worker’s compensation claims in excess of $0.5 million.  The Company records a recovery receivable from the insurance carriers when such recovery is deemed probable based on the nature of the claim and history of recoveries.  At March 31, 2014 the Company did not have any recovery receivables recorded for worker’s compensation claims.

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

Environmental Matters

The Company is subject to increasingly stringent environmental laws and regulations, including those relating to air emissions, wastewater discharges, chemical and hazardous waste management and disposal. Some of these environmental laws hold owners or operators of land or businesses liable for their own and for previous owners’ or operators’ releases of hazardous or toxic substances or wastes. Other environmental laws and regulations require the obtainment of and compliance with environmental permits. To date, costs of complying with environmental, health, and safety requirements have not been material and we do not currently have any significant accruals related to potential future costs of environmental remediation at March 31, 2014, nor do we have an asset retirement obligations recorded at those dates.  However, the nature of the Company’s operations and its long history of industrial activities at certain of its current or former facilities, as well as those acquired, could potentially result in material environmental liabilities or asset retirement modifications.

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

Note 11—Borrowings

As of March 31, 2014 and December 31, 2013 the Company’s borrowings were as follows:

	March 31,	December 31,
In millions	2014	2013
3.75% notes due 2022, net of unamortized discount of ($1.0) and ($1.0), respectively	$349.0	$349.0
5.125% notes due 2020, net of unamortized discount of ($0.7) and ($0.8) respectively	249.3	249.2
6.125% notes due 2016, net of unamortized discount of ($0.3) and ($0.3) respectively	149.7	149.7
Revolving credit facility	—	—
Industrial development and revenue bonds through 2018	3.0	3.0
Other, including capital lease obligations	0.1	0.1
Total long-term debt	751.1	751.0
Less current portion	—	—
Total long-term debt, net of current portion	$751.1	$751.0

Revolving Credit Facilities

As of March 31, 2014, the Company had $600.0 million available under its Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”) administered by JPMorgan Chase Bank, N.A.  During the three months ended March 31, 2014 and March 31, 2013 there was no interest on borrowings under the revolving credit facility.

Uncommitted Line of Credit

The Company also maintains an uncommitted line of credit of which $45.0 million was available for borrowing as of March 31, 2014 and December 31, 2013.  During the three months ended March 31, 2014 and March 31, 2013 there were no borrowings under the uncommitted line of credit.

Covenants and Limitations

Under the Company’s various debt and credit facilities, the Company is required to meet various restrictive covenants and limitations, including certain net worth, cash flow ratios, and limits on outstanding debt balances held by certain subsidiaries. The Company was in compliance with all covenants and limitations as of March 31, 2014 and December 31, 2013.

Other Matters

Cash payments for interest were $4.6 million for both of the three month periods ended March 31, 2014 and 2013.  Interest expense, net is presented net of interest income of $0.3 million and $0.1 million in the three months ended March 31, 2014 and 2013, respectively.

At March 31, 2014, the fair value of the Company’s par value $350 million, 3.75% senior notes due 2022, $250 million, 5.125% senior notes due 2020, and par value $150 million, 6.125% senior notes due 2016, using the Level 2 inputs, was approximately $332.9 million, $263.1 million and $162.2  million, respectively. Fair value is estimated based on current yield rates plus the Company’s estimated credit spread available for financings with similar terms and maturities.

Note 12—Retirement Plans

Defined Benefit Plans

The Company maintains defined benefit retirement plans for certain employees. Benefits are based primarily on years of service and earnings of the employee. The Company recognizes the funded status of its defined benefit plans in the condensed consolidated balance sheets. The funded status is the difference between the retirement plans’ projected benefit obligation and the fair value of the retirement plans’ assets as of the measurement date.

Components of net periodic benefit cost were as follows:

	Pension Benefits
	Three Months Ended
	March 31,
In millions	2014	2013
Service cost	$0.9	$1.1
Interest cost	2.0	1.7
Expected return on plan assets	(2.7)	(2.6)
Amortization of unrecognized net loss	1.0	1.2
Net periodic benefit costs	$1.2	$1.4

The Company made no contributions to the pension plans during the three months ended March 31, 2014.  No minimum contributions to the pension plans are required in 2014.  However, during 2014 the Company expects to pay approximately $1.0 million in participant benefits under the executive supplemental and director plans.  In light of the plans’ funded status, the Company does not expect to make discretionary contributions to its other pension plans in 2014.

Defined Contribution Plans

The Company maintains defined contribution plans covering a significant portion of its employees. Expenses for the plans were $2.3 million and $2.5 million for the three months ended March 31, 2014 and 2013, respectively. Full year contributions in 2014 are expected to approximate $8 million.

ESOP Plan

The Company sponsors an employee stock ownership plan (“ESOP”) as part of one of its existing defined contribution plans. Costs for the ESOP are included in the previously discussed expenses. The ESOP is available to eligible domestic employees and includes a match of contributions made by plan participants to the savings plan up to a maximum of 4.0% of a participant’s eligible compensation, divided between cash and an employee-directed election of the Company’s common stock, not to exceed 50% of the total match.  Participants are not allowed to direct savings plan contributions to an investment in the Company’s common stock. Total shares held by the ESOP were 1.6 million and 1.7 million at March 31, 2014 and December 31, 2013, respectively.

Note 13— Deferred Revenue and Extended Product Warranties

Deferred revenue consists primarily of unearned revenue related to separately priced extended warranty contracts on sales of certain products, the most significant being those offered on its installed roofing systems within the Construction Materials segment.

Roofing Systems Deferred Revenue

The amount of revenue recognized related to extended product warranties covering roofing systems was $4.2 million for both of the three month periods ended March 31, 2014 and March 31, 2013.  Deferred revenue recognized in the condensed Consolidated Balance Sheets includes the following related to roofing systems extended product warranty contracts:

	March 31,	December 31,
In millions	2014	2013
Deferred revenue
Current	$17.1	$17.0
Long-term	143.3	142.8
Deferred revenue liability	$160.4	$159.8

Expected costs of services to be performed under extended product warranty contracts are actuarially determined.  Any expected costs in excess of deferred revenue are recognized within Accrued expenses.

Other Deferred Revenue

Other deferred revenue recognized in the Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, mainly related to contracts on brake pads, was as follows:

	March 31,	December 31,
In millions	2014	2013
Deferred revenue
Current	$0.4	$0.4
Long-term	0.7	0.8
Deferred revenue liability	$1.1	$1.2

Note 14—Standard Product Warranties

The Company offers various warranty programs on its products included in the price of its products, primarily certain installed roofing systems, braking products, aerospace cables and assemblies, and foodservice equipment.  The Company’s liability for such warranty programs is included in Accrued expenses.  The change in the Company’s product warranty liabilities for the three months ended March 31, 2014 and March 31, 2013 was as follows:

In millions	2014	2013
Balance at January 1	$14.3	$16.3
Current year provision	3.5	4.6
Current year claims	(4.2)	(4.5)
Balance at March 31	$13.6	$16.4

Note 15—Other Long-Term Liabilities

The components of Other long-term liabilities were as follows:

	March 31,	December 31,
In millions	2014	2013
Deferred taxes and other tax liabilities	$179.6	$177.6
Pension and other post-retirement obligations	18.8	18.9
Long-term workers compensation	17.8	17.8
Deferred compensation	13.4	11.3
Other	6.8	10.3
Other long-term liabilities	$236.4	$235.9

Note 16—Accumulated Other Comprehensive Income (Loss)

The changes in Accumulated other comprehensive income by component for the three months ended March 31, 2014 were as follows:

	Accrued	Foreign
	post-retirement	currency	Hedging
(in millions)	benefit liability(1)	translation	activities(2)	Total

Balance at December 31, 2013	$(28.2)	$(4.3)	$1.0	$(31.5)
Other comprehensive income (loss) before reclassifications	—	3.0	(0.2)	2.8
Amounts reclassified from accumulated other comprehensive loss	1.0	—	—	1.0
Income tax expense	(0.4)	—	0.1	(0.3)
Net other comprehensive income (loss)	0.6	3.0	(0.1)	3.5

Balance at March 31, 2014	$(27.6)	$(1.3)	$0.9	$(28.0)

The changes in Accumulated other comprehensive loss by component for the three months ended March 31, 2013 were as follows:

	Accrued	Foreign
	post-retirement	currency	Hedging
(in millions)	benefit liability(1)	translation	activities(2)	Total

Balance at December 31, 2012	$(34.1)	$(2.7)	$1.3	$(35.5)
Other comprehensive income (loss) before reclassifications	0.5	(10.3)	—	(9.8)
Amounts reclassified from accumulated other comprehensive loss	1.4	—	(0.1)	1.3
Income tax expense	(0.5)	—	—	(0.5)
Net other comprehensive income (loss)	1.4	(10.3)	(0.1)	(9.0)

Balance at March 31, 2013	$(32.7)	$(13.0)	$1.2	$(44.5)

(1) Current period amounts related to accrued post-retirement benefit liability are related to amortization of unrecognized actuarial gains and losses which is included in net periodic benefit cost for pension and other post-retirement welfare plans.  See Note 12.

(2) Current period amounts related to hedging activities are a reduction to interest expense.  See Note 20 in the Company’s 2013 Annual Report on Form 10-K for more information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Carlisle Companies Incorporated (“Carlisle”, the “Company”, “we”, “us” or “our”) is a diversified manufacturing company focused on achieving profitable growth organically through new product development, product line extensions, entering new markets and externally through acquisitions that complement our existing technologies, products and market channels. We manage our businesses under the following segments:

•                  Carlisle Construction Materials (“CCM” or the “Construction Materials segment”);

•                  Carlisle Interconnect Technologies (“CIT” or  the “Interconnect Technologies segment”);

•                  Carlisle Brake & Friction (“CBF” or the “Brake & Friction segment”); and

•                  Carlisle FoodService Products (“CFSP” or the “FoodService Products segment”).

We are a multi-national company with manufacturing operations located throughout North America, Western Europe, and the Asia Pacific region. Management focuses on maintaining a strong and flexible balance sheet, year-over-year improvement in sales, earnings before interest and income taxes (“EBIT”) margins and net earnings, globalization, and reducing working capital (defined as receivables, inventories, net of accounts payable) as a percentage of net sales.  Resources are allocated among the operating companies based on management’s assessment of their ability to obtain leadership positions and competitive advantages in the markets they serve.

On December 31, 2013, the Company sold its Transportation Products business for total net proceeds of $375.6 million.  Results for the Transportation Products business are reported in discontinued operations for all prior periods presented.  Prior to its sale, the Transportation Products business was our second largest segment based on $767.9 million in net sales in 2013.  However, this segment was not core to our strategy and did not support our net sales growth and EBIT margin objectives. We intend to use the proceeds to provide value to shareholders by making investments in furtherance of our long term goals as well as returning capital to shareholders.

In 2008 we established the Carlisle Operating System, a manufacturing structure and strategy deployment system based on lean enterprise and six sigma principles. The purpose of the Carlisle Operating System is to eliminate waste in all production and business processes, improve manufacturing efficiencies to increase productivity, and to increase EBIT margins and improve cash conversion.

For a more in-depth discussion of the results discussed in this “Executive Overview”, please refer to the discussion on “Financial Reporting Segments” presented later in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Net sales increased 3.3% in the first quarter of 2014 to $650.4 million, compared to $629.6 million for the same period in 2013.  For the first quarter of 2014, organic sales (defined as net sales excluding sales from acquisition and divestitures within the last twelve months, as well as the impact of changes in foreign exchange rates) grew by 3.0% reflecting growth in all of our segments led by strong growth at Interconnect Technologies.  Sales during the first quarter 2014 at Construction Materials were negatively impacted by harsh winter weather resulting in lower roofing activity in the northern part of the U.S.  During the first quarter of 2014, the increase in net sales from fluctuations in foreign currency exchange rates was 0.3%.

For the first quarter of 2014, EBIT increased by 14% reflecting strong operating earnings leverage at Interconnect Technologies and Foodservice Products, partially offset by the impact of lower selling prices at both Construction Materials and Brake & Friction.   Our income from continuing operations, net of tax, of $36.5 million decreased by 18% in the first quarter of 2014, from income of $44.3 million in the first quarter of 2013. The decline in income primarily reflects the non-recurrence of a $13.0 million tax benefit in 2013 from an election in a foreign jurisdiction that resulted in an increase in the tax basis of certain assets with a corresponding elimination of a deferred tax liability.

Due to the favorable outlook in some of our key markets, and performance initiatives already put in place, we expect high single digit sales growth along with EBIT margin improvement in 2014 versus 2013.  Growth in 2014 is anticipated to primarily reflect sales expansion from commercial construction at Carlisle Construction Materials and commercial aerospace demand and new product offerings generating growth at Carlisle Interconnect Technologies.   Recovery in the off-highway braking market for Carlisle Brake & Friction in 2014 is expected to be modest.  We are also planning for continued sales and EBIT improvement at Carlisle Foodservice Products.

As of March 31, 2014, we had $779.7 million of cash on hand and $600 million of availability under our revolving credit facility.  We are committed to using this liquidity to maximize shareholder value by investing in our businesses to fuel organic growth, evaluating acquisition targets that fit our long term growth profile, and returning capital to shareholders through dividends and our share repurchase program.  We currently have authorization from our Board to repurchase 3,024,499 shares.

Net Sales

	Three Months Ended March 31,			Acquisition	Volume	Price	Product	Exchange
(in millions)	2014	2013	Change	Effect	Effect	Effect	Mix Effect	Rate Effect

Net Sales	$650.4	$629.6	3.3%	0.0%	4.5%	-1.5%	0.0%	0.3%

For the first quarter of 2014, organic sales increased 3.0% reflecting sales growth in all our segments led by 6.9% sales growth at our Interconnect Technologies segment on strong aerospace sales.  During the first quarter of 2014, the increase in net sales from fluctuations in foreign currency exchange rates was 0.3%.

We have a long-term goal of achieving 30% of total net sales from outside the United States.  Total sales to customers located outside the United States increased 17% from $150.9 million in the first quarter of 2013, or 24.0% of net sales, to $176.6 million in the first quarter of 2014, or 27.2% of net sales. Growth in global sales was driven primarily by a 27% increase in sales into Europe, excluding foreign exchange impacts, reflecting higher sales by Construction Materials into Europe and higher demand for aerospace applications at Interconnect Technologies.

Gross Margin

	Three Months Ended March 31,
	2014	2013	Change

Gross profit	$162.1	$152.4	6.4%

Gross margin	24.9%	24.2%

For the first quarter of 2014, our gross margin (gross profit expressed as a percentage of net sales) increased 70 basis points versus the prior year period due to higher capacity utilization and savings from the Carlisle Operating System.  These positive impacts were partially offset by lower selling price at Construction Materials and Brake & Friction and negative mix changes at Construction Materials.   Gross profit in the three months ended March 31, 2013 included $1.1 million of additional Cost of goods sold related to the fair valuation of inventory for the Thermax/Raydex acquisition.

Selling and Administrative Expenses

	Three Months Ended March 31,
(in millions)	2014	2013	Change

Selling & Administrative	$92.2	$90.4	2.0%

As a percentage of net sales	14.2%	14.4%

Selling and administrative expenses in the first quarter of 2014 increased primarily due to higher selling related expenses for travel and incentive efforts.

Research and Development Expenses

	Three Months Ended March 31,
(in millions)	2014	2013	Change

Research and Development	$8.0	$7.4	8.1%

As a percentage of net sales	1.2%	1.2%

The increase in research and development expenses during the three months ended March 31, 2014 reflected increased activities related to new product development.

Other Income, net

	Three Months Ended March 31,
(in millions)	2014	2013	Change

Other Income, net	$1.1	$0.8	37.5%

As a percentage of net sales	0.2%	0.1%

Other income, net in the three months ended March 31, 2014 primarily reflects receipt of final settlement proceeds at Interconnect Technologies of $0.9 million related to the Thermax acquisition.  Other income, net in the three months ended March 31, 2013 primarily reflects the positive impact of a favorable litigation settlement in the Construction Materials segment partially offset by fair value adjustments related to commodity swap agreements in the Interconnect Technologies segment.

EBIT (Earnings Before Interest and Taxes)

	Three Months Ended March 31,
(in millions)	2014	2013	Change

EBIT	$63.0	$55.4	13.7%

EBIT Margin	9.7%	8.8%

EBIT growth from the first quarter of 2013 to the first quarter of 2014 was primarily attributable to higher sales volume and operating earnings leverage in the Interconnect Technologies segment and operating improvements in the Foodservice Products segment, partially offset by lower earnings in both the Construction Materials and Brake & Friction segment.

EBIT for the first quarter of 2013 included $1.1 million of additional Cost of goods sold related to the fair valuation of inventory for the Thermax/Raydex acquisition.

Interest Expense

	Three Months Ended March 31,
(in millions)	2014	2013	Change

Gross interest expense	$8.3	$8.4
Interest Income	(0.3)	(0.1)
Interest Expense, net	$8.0	$8.3	-3.6%

Income Taxes

	Three Months Ended March 31,
(in millions)	2014	2013	Change

Income tax expense	$18.5	$2.8	560.7%

Effective tax rate	33.6%	5.9%

The Company’s 2014 year to date provision for income taxes includes tax on ordinary earnings at an anticipated rate of approximately 33%. The 33.6% effective rate for the first quarter of 2014 also includes current quarter discrete tax expense of $0.4 million.

The Company’s first quarter 2013 effective tax rate of 5.9% reflected discrete tax benefits of $13.0 million primarily related to a tax election made in a foreign jurisdiction that resulted in the release of deferred tax liabilities. Excluding discrete items, the first quarter 2013 effective tax rate was 33.5%.

Income from Continuing Operations

	Three Months Ended March 31,
(in millions)	2014	2013	Change

Income from continuing operations, net of tax	$36.5	$44.3	-17.6%

EPS
Basic	$0.57	$0.70
Diluted	0.56	0.68

The decrease in income from continuing operations, net of tax, during the first quarter of 2014 versus the prior comparative period was primarily attributable to the non-recurrence of the aforementioned $13.0 million tax benefit recognized during the first quarter of 2013, partially offset by higher earnings from operations in 2014 versus 2013.

Income (Loss) from Discontinued Operations

	Three Months Ended March 31,
(in millions)	2014	2013	Change

Income (loss) before income taxes	$(1.1)	$14.4	-107.6%
Tax expense (benefit)	(0.4)	3.5
	$(0.7)	$10.9

EPS
Basic	$(0.01)	$0.17
Diluted	(0.01)	0.17

Loss from Discontinued Operations for the three months ended March 31, 2014 primarily reflects the after-tax loss of $1.0 million on the finalization of the working capital adjustment related to sale of the transportation products business.

Income from Discontinued Operations for the three months ended March 31, 2013 primarily reflects income from the operations of the Transportation Products business, which was sold on December 31, 2013.  For the three months ended March 31, 2013, the Transportation Products business had sales of $227.4 million and EBIT of $14.5 million.

Net Income

	Three Months Ended March 31,
(in millions)	2014	2013	Change

Net Income	$35.8	$55.2	-35.1%

EPS
Basic	$0.56	$0.87
Diluted	0.55	0.85

The decrease in Net income during the first quarter of 2014 versus the prior comparative period was primarily attributable to lower income from continuing operations in 2014 versus 2013 due to a tax benefit recognized in 2013, as well as lower income from discontinued operations in 2014 versus 2013.

Acquisitions and Disposals

As previously stated, we have a long standing acquisition strategy that has traditionally focused on bolt-on acquisitions. Factors we consider in making an acquisition include consolidation opportunities, technology, customer dispersion, operating capabilities, and growth potential.  We have also pursued the sale of operating divisions when it is determined they no longer fit within the Company’s long term goals or strategy.

On December 31, 2013, the Company sold its Transportation Products business for total net proceeds of $375.6 million, including a receivable from the buyer of $6.6 million related to the additional estimated proceeds to be received upon settlement of the working capital adjustment component of the sales agreement. The finalization of the working capital adjustment resulted in a $1.0 million after-tax loss during the first quarter of 2014.

Carlisle Construction Materials (“CCM”)

	Three Months Ended March 31,
			Change	Change
(in millions)	2014	2013	$	%

Net Sales	$347.4	$339.6	$7.8	2.3%

EBIT	$31.9	$35.8	$(3.9)	-10.9%

EBIT Margin	9.2%	10.5%

CCM’s sales growth during the first quarter of 2014 versus the same prior year period reflected strong sales growth in Europe partially offset by lower sales in the U.S. impacted by a harsh winter.  Sales from CCM’s European product lines, excluding the impact of foreign exchange fluctuations, grew organically by 63% on strong demand in the growing single-ply roofing market and market recovery in Europe. Sales from CCM’s European product lines comprised 12% of CCM’s total segment sales during the first quarter 2014.  Outside of Europe, within CCM’s primarily domestic commercial roofing market, CCM sales for its EPDM rubber roofing membrane and polyiso insulation products declined 7.0% and 4.1%, respectively versus the prior year.   These declines were partially offset by higher sales of its TPO (thermoplastic polyolefin) roofing membrane applications, typically used in warmer climates, of 13%.

CCM’s EBIT margin decreased 130 basis points versus the prior year period to 9.2%, reflecting lower selling price, the negative impact of mix changes and lower capacity utilization at its new polyiso plants.  Production at CCM’s polyiso plants was lower than anticipated due to inclement weather reducing sales demand.  These negative impacts were partially offset by savings from the Carlisle Operating System.  CCM commenced startup activities during the first quarter 2014 at its new PVC manufacturing plant in Greenville, IL.  PVC production is scheduled to begin in the second quarter of 2014.  Included in CCM’s EBIT in the first quarter 2014 were plant startup expenses of $1.8 million, as compared to plant startup expenses in the first quarter 2013 of $1.7 million.

Beginning in 2012, CCM has made significant investments in new plant construction, with capital expenditures of $81.5 million and $64.5 million in 2012 and 2013, respectively. CCM’s capital expenditures in 2014 are expected to total $36.5 million.  In 2013, CCM completed construction on a 407,000 sq. ft. polyiso plant in Puyallup, WA to service demand in the Pacific-Northwest region.  During 2013, CCM completed construction on a 300,000 square foot facility in Montgomery, NY to relocate polyiso operations from its previous 168,000 square foot leased facility in Kingston, NY.  In addition, CCM completed construction of a new PVC (polyvinyl chloride) roofing membrane manufacturing line at its Greenville, Illinois location.  With the production startup of the PVC plant in the second quarter of 2014, CCM will be the only manufacturer of EPDM, TPO and PVC among our competitors.

Beginning in the third quarter 2013, CCM commenced a project to add TPO manufacturing capacity to its Carlisle, PA location to better service growing demand for TPO roofing applications in the Northeast.  This project is expected to be completed in the latter part of 2014.

CCM’s net sales and EBIT are generally higher in the second and third quarters of the year due to increased construction activity during these periods.  For upcoming quarters we expect CCM to achieve higher sales growth from sales that were delayed during the first quarter 2014 due to weather, as well as increased demand for commercial construction.  For the full year 2014, we expect high single-digit sales growth and corresponding EBIT improvement on a year-over-year basis.  As part of this overall growth, we expect CCM’s sales into Europe, which typically constitute less than 10% of CCM’s overall sales, to achieve sales growth in the mid-twenty percent range.

Over the last several years, CCM’s commercial roofing business has shifted significantly towards reroofing, which currently constitutes approximately 75% of its commercial activity and derives demand from a large base of installed roofs requiring replacement in a given year.  Growth in the non-residential commercial construction market, and resulting demand for commercial roofing, is favorable in the near term due to underlying improvements in the housing market and increasing availability of credit.  Budget constraints at local and federal government levels could have a negative impact of growth rates in the market for institutional construction.  Growth in demand in the commercial construction market can be negatively impacted by changes in fiscal policy and increases in interest rates.

With the acquisitions of PDT in 2011 and Hertalan in 2012, and their resulting integration, CCM has positioned itself to be the market leader in the European EPDM market.  CCM successfully integrated the PDT and Hertalan sales force to further optimize sales capabilities in the growing single-ply roofing market in Europe.

While market conditions in the commercial roofing market are improving, maintaining current selling price levels or implementing selling price increases may continue to be challenging.  CCM’s ability to recover higher raw material costs through price increases or surcharges is subject to significant price competition.

Carlisle Interconnect Technologies (“CIT”)

	Three Months Ended March 31,
			Change	Change
(in millions)	2014	2013	$	%

Sales	$150.9	$141.2	$9.7	6.9%

EBIT	$30.7	$18.4	$12.3	66.8%

EBIT Margin	20.3%	13.0%

CIT’s sales during the first quarter of 2014 grew organically by 6.9% on robust demand in the aerospace market.  Sales in CIT’s aerospace market were up 12%, driven by strong demand for in-flight entertainment and connectivity applications and increased orders related to the production ramp up of the Boeing 787.  Growth in the aerospace product line was partially offset by 14% lower sales to the military and defense market and 11% lower sales to the industrial market.  Sales into the test and measurement market decreased by 5%.

CIT’s EBIT margin grew significantly by 730 basis points in the first quarter of 2014 versus the prior year period to 20.3%.  The increase was primarily due to higher capacity utilization, savings from the Carlisle Operating System, favorable mix changes and savings from purchasing and other initiatives.  Included in CIT’s EBIT in the first quarter 2014 was $0.9 million in Other income for proceeds received in final settlement of the Thermax acquisition.  By comparison, CIT’s EBIT in the first quarter of 2013 included $1.1 million of acquisition costs primarily related to recording the acquired Thermax inventory at fair value as of the acquisition date.

The outlook for CIT in the commercial aerospace market remains favorable with a strong delivery cycle for new wide body aircraft expected over the next few years.  Both Airbus and Boeing forecast growing demand for aircraft delivery over the next several years.  Production of the Boeing 787 steadily increased in 2013 and full year production is expected to increase in 2014 versus 2013.  CIT has been undergoing negotiations with Boeing under this customer’s Accelerated Opportunity Capture (“AOC”) program related to pricing and securing of long-term contracts.  The potential outcome related to these negotiations may negatively impact revenue and EBIT for CIT in future periods.

The market for in-flight entertainment and connectivity (“IFEC”) applications has been a growth area for CIT over the past several quarters and the outlook remains positive.  One of CIT’s key IFEC customers comprises approximately 18% of CIT’s overall sales. Much of CIT’s current sales for IFEC applications pertain to passenger entertainment systems installed in aircraft seating.  The use of wireless connectivity to personal devices (bring your own device, or “BYOD”) for in-flight entertainment is increasing versus traditional seat installed systems.  Significant product development is occurring within the aerospace industry to develop applications for on board connectivity.  Installation of satellite antenna necessary for onboard connectivity had been temporarily delayed due to FAA requirements, but has begun to increase as companies complete the requirement for FAA birdstrike compliance.  Over the longer term, the outlook for aerospace connectivity applications is expected to be strong but may result in lower or more moderate demand for seat installed IFEC applications.  CIT manufactures and markets separate applications for both the on board connectivity and seat installed IFEC space.  Future demand could also be impacted by customer in-sourcing of products currently supplied by CIT.

The outlook for military applications is expected to remain uncertain for the near term due to ongoing government budget constraints.  The outlook for our industrial applications to heavy equipment manufacturers is also expected to remain around current levels, although CIT also supplies interconnect products to industrial customers in the energy exploration market, providing further product and end market diversification.  CIT made investments in 2013 to expand into the medical cabling industry and has started to generate additional sales in this area in 2014.

Carlisle Brake & Friction (“CBF”)

	Three Months Ended March 31,
			Change	Change
(in millions)	2014	2013	$	%

Sales	$92.2	$90.8	$1.4	1.5%

EBIT	$9.2	$11.0	$(1.8)	-16.4%

EBIT Margin	10.0%	12.1%

CBF’s net sales growth in the first quarter of 2014 of 1.5% reflected the positive impact of foreign exchange fluctuations primarily from the stronger Euro and British pound.  CBF’s organic sales were flat versus the prior year, reflecting sales volume growth of approximately 2% offset by lower selling price.  CBF’s sales into the agriculture market during the first quarter 2014 grew by 17% in part reflecting additional sales from new customers and new product initiatives.  This increase was partially offset by declines in sales to the mining and construction markets of 20% and 3%, respectively.  CBF’s results in the first quarter reflect the first period of level sales following six previous quarters of sales contraction from the decline in worldwide heavy equipment demand that significantly impacted the construction and mining industries beginning in the second half of 2012.  CBF has achieved seven consecutive months of higher year-over-year order bookings.  In addition, CBF’s backlog has been growing since October 2013, a positive indication that we are through the bottoming of demand from the market contraction.

CBF’s EBIT decline of 16.4% during the first quarter 2014 primarily reflected lower selling price.

On October 11, 2013, to further streamline operations and reduce manufacturing costs, CBF announced plans to close its manufacturing facility in Akron, OH, relocate manufacturing previously conducted at this facility to other CBF facilities, and sell the facility’s remaining assets.  The project is expected to be completed in the latter part of 2014 with total expected costs of $2.9 million, including employee termination, accelerated depreciation, impairment of long-lived assets and equipment relocation costs.  The Company incurred $1.1 million of exit and disposal costs through the first quarter of 2014, of which $0.9 million was incurred in 2013 and $0.2 million was incurred in the first quarter of 2014.  Annualized savings from this project are estimated to be $0.6 million to be realized beginning in 2015.

Recovery in CBF’s markets during 2014 is expected to be mild with the outlook for construction expected to improve modestly.  While CBF’s sales to the agriculture market grew strongly in the first quarter 2014, the outlook for agriculture for the remainder of 2014 is less positive, and may turn slightly negative, due to lower crop prices impacting farmer income and resulting equipment demand.  Demand for mining is expected to continue to decline but at more moderate levels as compared to 2013.  CBF has also been experiencing pricing pressure which may continue to negatively impact sales and EBIT in future periods.  One of CBF’s customers represents approximately 18% of CBF’s total sales.  Decline in orders from this global OEM customer had a significant impact on CBF’s overall sales decline during 2013.  CBF has several new products and customers to drive additional revenue and future growth opportunities and counter potential market declines in mining and agriculture.

Despite the contraction in the construction and mining end markets that occurred over the past two years, the long term global macroeconomic drivers for CBF are favorable.  Demand for infrastructure spending in developing regions such as Asia Pacific and South America and need for agriculture spending due to worldwide demographic trends are expected to grow over the long term and are underlying drivers of demand for CBF’s highly specialized off-highway braking applications.

Carlisle FoodService Products (“CFSP”)

	Three Months Ended March 31,
			Change	Change
(in millions)	2014	2013	$	%

Sales	$59.9	$58.0	$1.9	3.3%

EBIT	$7.1	$5.1	$2.0	39.2%

EBIT Margin	11.9%	8.8%

CFSP’s 3.3% sales growth during the first quarter of 2014 primarily reflected higher sales volume.  Sales to the healthcare market increased by 24% on higher demand for retherm equipment used to reheat and maintain food temperature for meal delivery and increased international sales for this category.  This growth was partially offset by sales to the foodservice market, which were lower by 8.0% due in part to harsh weather conditions in the U.S. impacting restaurant traffic.  Sales to the janitorial/sanitation market, which currently comprises approximately 13% of CFSP’s total sales, grew strongly by 9.8% on above-market gains within key distribution channels.

CFSP’s 39% EBIT growth and 310 basis point EBIT margin expansion primarily reflected higher capacity utilization, and savings from the Carlisle Operating System.  CFSP’s EBIT during the first quarter 2013 included $0.4 million in expense related to plant restructuring activities.

The outlook for the foodservice, healthcare and janitorial/sanitation market in 2014 is positive within a low to mid single digit percentage range.  The outlook for the foodservice market in 2014 declined slightly since the beginning of this year reflecting the inclement weather experienced in the U.S. during the first quarter of 2014.  The healthcare market has been challenging due to cost pressures within this market; however pent-up demand for replacement equipment is expected to provide modest growth in 2014.  CFSP has made significant operating and performance improvements throughout the course of 2013.  Continued margin increases are expected in upcoming periods based upon ongoing profit improvement initiatives addressing both operations and sales.

Corporate

	Three Months Ended March 31,
			Change	Change
(in millions)	2014	2013	$	%

Corporate expenses	$15.9	$14.9	$1.0	6.7%

As a percentage of net sales	2.4%	2.4%

Corporate expenses are largely comprised of compensation, benefits, and travel expense for the corporate office staff, business development costs, certain external audit fees and internal audit expenses not allocated to the segments. Corporate expense also includes certain gains and losses related to employee benefit obligations of continuing operations that are not allocated to the segments such as pension and post-employment benefit obligation settlement and curtailment charges as well as gains and losses associated with workers’ compensation obligations related to changes in discount rates and claims experience.

Corporate expenses increased in 2014 versus the prior year primarily due to higher staffing costs and investments in information security.

Liquidity and Capital Resources

We maintain liquidity sources primarily consisting of cash and cash equivalents and our committed unused credit facility.  As of March 31, 2014 we had $779.7 million of cash on hand, of which $231.8 million was located in wholly owned subsidiaries of the Company outside the United States.  Cash held by subsidiaries outside the United States is held in U.S. dollars or in the currency of the country in which it is located.  It is our intention to use cash held outside the United States to fund the operating activities of our foreign subsidiaries, to make further investments in our foreign operations and to invest in additional growth opportunities for the Company through acquisitions.  Cash outside the United States is generally held in deposit accounts with banking institutions that are parties to our credit facility. The majority of these accounts are at bank subsidiaries that are owned by U.S. corporate banks.  Repatriation of cash held by foreign subsidiaries may require the accrual and payment of taxes in the United States, however, we consider such cash to be permanently reinvested in our foreign operations and our current plans do not demonstrate a need, nor do we plan, to repatriate such cash to fund U.S. operations and corporate activities.  We plan to continue to invest in our international business and potential acquisitions to achieve our stated goal of 30% of sales outside of the United States.

In addition, cash held by subsidiaries in China is subject to local laws and regulations that require government approval for conversion of such cash to and from U.S. dollars as well as for transfer of such cash to entities that are outside of China.  As of March 31, 2014, we had cash and cash equivalents of $28.3 million located in wholly owned subsidiaries of the Company within China.

Sources and Uses of Cash and Cash Equivalents

	Three Months Ended March 31,
(in millions)	2014	2013	Change
Net cash provided by operating activities	$51.3	$38.0	$13.3
Net cash used in investing activities	(23.1)	(26.5)	3.4
Net cash (used in) provided by financing activities	(3.0)	(7.5)	4.5
Effect of exchange rate changes on cash	—	(0.5)	0.5
Change in cash and cash equivalents	$25.2	$3.5	$21.7

Net cash provided by operating activities of $51.3 million for the three months ended March 31, 2014 was $13.3 million higher than the prior year primarily due to lower usage of cash for working capital in 2014 versus 2013.  Cash used for working capital and other assets and liabilities of $17.5 million for the three months ending March 31, 2014 compared to cash used of $41.0 million for the three months ending March 31, 2013.  A primary contributor to the lower usage of cash from working capital for the three months ended March 31, 2014 versus the prior year period were favorable impacts from changes in accounts payable and accounts receivable, partially offset by changes in inventories, versus the prior year period.

We view the ratio of our average working capital balances (defined as the average of the quarter end balances of receivables, plus inventory less accounts payable) as a percentage of annualized sales (defined as year-to-date net sales calculated on an annualized basis) as an important measure of our ability to effectively manage our cash requirements in relation to changes in sales activity.  For the three months ending March 31, 2014, average working capital as a percentage of annualized sales decreased to 19.7%, from 20.9% during the same prior year period.  The reduction primarily reflected an increase in inventory turns and a reduction in Days Sales Outstanding (DSO) versus the prior year.

Cash used in investing activities was $23.1 million for the three months ended March 31, 2014, compared to $26.5 million for the three months ended March 31, 2013. Capital expenditures were $24.1 million in the three months ended March 31, 2014 compared to capital expenditures of $26.8 million in the three months ended March 31, 2013. We expect our full year capital expenditures will be approximately $119 million.

Cash used in financing activities for the both of the three month periods ended March 31, 2014 and March 31, 2013 primarily reflects the payment of dividends offset by increased cash from stock option activity.

Debt Instruments and Covenants

At March 31, 2014, we had $600 million available under our $600 million revolving credit facility. We did not incur any borrowings under the revolving credit facility during the three months ended March 31, 2014.  We also maintain a $45 million uncommitted line of credit, of which $45 million was available at March 31, 2014.

We have senior unsecured notes outstanding of $150 million due 2016 (at a stated interest rate of 6.125%), $250 million due 2020 (at a stated interest rate of 5.125%) and $350 million due 2022 (at a stated interest rate of 3.75%) that are rated BBB by Standard & Poor’s and Baa2 by Moody’s.  We view our debt to capital ratio (defined as short-term debt plus long-term debt divided by the sum of total Shareholders’ equity, long-term debt and short-term debt) as an important indicator of our ability to utilize debt in financing acquisitions. As of March 31, 2014, our debt to capital ratio was 27%.

Under the Company’s various debt and credit facilities, the Company is required to meet various restrictive covenants and limitations, including limitations on leverage ratios, interest coverage and limits on outstanding debt balances held by certain subsidiaries. The Company was in compliance with all covenants and limitations as of March 31, 2014 and December 31, 2013.

New Accounting Pronouncements

On April 10, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  Under ASU 2014-08, only disposals representing a strategic shift in operations should be presented as discontinued operations.  Those strategic shifts should have a major effect on the organization’s operations and financial results.  Additionally, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations.  ASU 2014-08 is effective for fiscal and interim periods beginning on or after December 15, 2014.  The impact of the adoption of this ASU on the Company’s results of operation, financial position, cash flows and disclosures will be based on the Company’s future disposal activity.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally use words such as “expect,” “foresee,” “anticipate,” “believe,” “project,” “should,” “estimate,” “will,” “plans”, “forecast” and similar expressions, and reflect our expectations concerning the future.  Such statements are made based on known events and circumstances at the time of publication, and as such, are subject in the future to unforeseen risks and uncertainties. It is possible that our future performance may differ materially from current expectations expressed in these forward-looking statements, due to a variety of factors such as: increasing price and product/service competition by foreign and domestic competitors, including new entrants; technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; our mix of products/services; increases in raw material costs which cannot be recovered in product pricing; domestic and foreign governmental and public policy changes including environmental regulations; threats associated with and efforts to combat terrorism; protection and validity of patent and other intellectual property rights; the successful integration and identification of our strategic acquisitions; the cyclical nature of our businesses; and the outcome of pending and future litigation and governmental proceedings. In addition, such statements could be affected by general industry and market conditions and growth rates, the condition of the financial and credit markets, and general domestic and international economic conditions including interest rate and currency exchange rate fluctuations. Further, any conflict in the international arena may adversely affect general market conditions and our future performance. We undertake no duty to update forward-looking statements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes in the Company’s market risk for the period ended March 31, 2014. For additional information, refer to Item 7A of the Company’s 2013 Annual Report on Form 10-K.

Item 4. Controls and Procedures

(a) Under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation and as of March 31, 2014, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective.

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

Item 1A. Risk Factors

During the three months ended March 31, 2014, there were no material changes to the risk factors disclosed in “PART I—Item 1A. Risk Factors” of the Company’s 2013 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of common stock during the three months ended March 31, 2014.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(10.1)	Amendment No. 1 to the Carlisle Corporation Supplemental Pension Plan

(12)	Ratio of Earnings to Fixed Charges

(31.1)	Rule 13a-14(a)/15d-14(a) Certifications

(31.2)	Rule 13a-14(a)/15d-14(a) Certifications

(32)	Section 1350 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101)	Interactive Data File

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 22, 2014	CARLISLE COMPANIES INCORPORATED

	By:	/s/ Steven J. Ford
Steven J. Ford, Vice President
and Chief Financial Officer