Form 10-Q
period 2014-06-30
CARLISLE COMPANIES INC
filed 2014-07-22
CIK 790051

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

Shares of common stock outstanding at July 18, 2014: 64,123,277

Item 1. Financial Statements

Carlisle Companies Incorporated

Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions except share amounts)	2014	2013	2014	2013

Net sales	$859.5	$792.6	$1,509.9	$1,422.2

Cost of goods sold	634.9	585.5	1,123.3	1,062.7
Selling and administrative expenses	95.4	88.1	187.6	178.4
Research and development expenses	8.5	7.4	16.4	14.8
Other (income) expense, net	(1.6)	2.3	(2.7)	1.5

Earnings before interest and income taxes	122.3	109.3	185.3	164.8

Interest expense, net	8.0	8.6	16.0	16.9
Earnings before income taxes from continuing operations	114.3	100.7	169.3	147.9

Income tax expense (Note 6)	38.6	36.4	57.2	39.3
Income from continuing operations	75.7	64.3	112.1	108.6

Discontinued operations (Note 4)
Income (loss) before income taxes	(0.1)	(86.9)	(1.2)	(72.4)
Income tax (benefit) expense	0.4	(30.8)	(0.1)	(27.2)
Income (loss) from discontinued operations	(0.5)	(56.1)	(1.1)	(45.2)
Net income	$75.2	$8.2	$111.0	$63.4

Basic earnings (loss) per share attributable to common shares
Income from continuing operations	$1.17	$1.01	$1.73	$1.71
Loss from discontinued operations	(0.01)	(0.88)	(0.01)	(0.71)
Basic earnings per share	$1.16	$0.13	$1.72	$1.00

Diluted earnings (loss) per share attributable to common shares
Income from continuing operations	$1.15	$0.99	$1.70	$1.67
Loss from discontinued operations	(0.01)	(0.86)	(0.01)	(0.69)
Diluted earnings per share	$1.14	$0.13	$1.69	$0.98

Average shares outstanding - in thousands
Basic	64,100	63,409	63,990	63,343
Diluted	65,441	64,695	65,329	64,620

Dividends declared and paid	$14.6	$12.8	$28.8	$25.6
Dividends declared and paid per share	$0.22	$0.20	$0.44	$0.40

Comprehensive Income
Net income	$75.2	$8.2	$111.0	$63.4
Other comprehensive income (loss) (Note 17)
Change in foreign currency translation, net of tax	(1.3)	(0.1)	1.7	(10.4)
Change in accrued post-retirement benefit liability, net of tax	—	1.0	0.6	2.4
Loss on hedging activities, net of tax	(0.1)	(0.1)	(0.2)	(0.2)
Other comprehensive income (loss)	(1.4)	0.8	2.1	(8.2)
Comprehensive income	$73.8	$9.0	$113.1	$55.2

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

Carlisle Companies Incorporated

Condensed Consolidated Balance Sheets

	June 30,	December 31,
(in millions except share amounts)	2014	2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$757.0	$754.5
Receivables, net of allowance of $3.4 in 2014 and $3.3 in 2013	534.8	399.6
Inventories (Note 8)	329.6	298.8
Deferred income taxes	35.6	35.7
Prepaid expenses and other current assets	32.0	46.4
Total current assets	1,689.0	1,535.0

Property, plant and equipment, net of accumulated depreciation of of $491.3 in 2014 and $468.0 in 2013 (Note 9)	527.6	497.2

Other assets:
Goodwill, net (Note 10)	858.7	858.7
Other intangible assets, net (Note 10)	560.7	579.8
Other long-term assets	20.9	22.3
Total other assets	1,440.3	1,460.8

TOTAL ASSETS	$3,656.9	$3,493.0

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$256.2	$187.0
Accrued expenses	157.4	172.0
Deferred revenue (Note 14)	17.5	17.4
Total current liabilities	431.1	376.4

Long-term liabilities:
Long-term debt (Note 12)	751.2	751.0
Deferred revenue (Note 14)	145.5	143.6
Other long-term liabilities (Note 16)	236.1	235.9
Total long-term liabilities	1,132.8	1,130.5

Shareholders’ equity:
Preferred stock, $1 par value per share. Authorized and unissued 5,000,000 shares	—	—
Common stock, $1 par value per share. Authorized 100,000,000 shares; 78,661,248 shares issued; 64,112,417 outstanding in 2014 and 63,658,777 outstanding in 2013	78.7	78.7
Additional paid-in capital	219.0	201.1
Deferred Compensation - Equity	6.5	3.0
Cost of shares in treasury - 14,299,889 shares in 2014 and 14,761,481 shares in 2013	(208.4)	(209.5)
Accumulated other comprehensive loss	(29.4)	(31.5)
Retained earnings	2,026.6	1,944.3
Total shareholders’ equity	2,093.0	1,986.1

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,656.9	$3,493.0

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

Carlisle Companies Incorporated

Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
(in millions)	2014	2013

Operating activities
Net income	$111.0	$63.4
Reconciliation of net income to cash flows from operating activities:
Depreciation	31.4	39.4
Amortization	18.9	20.5
Non-cash compensation, net of tax benefit	7.4	8.6
(Gain) loss on sale of property and equipment, net	(1.9)	0.9
Impairment of assets	—	100.0
Deferred taxes	1.8	(46.3)
Foreign exchange (gain) loss	0.1	(0.1)
Changes in assets and liabilities, excluding effects of acquisitions and divestitures:
Receivables	(135.2)	(118.3)
Inventories	(30.8)	42.7
Prepaid expenses and other assets	1.4	5.7
Accounts payable	69.2	24.8
Accrued expenses and deferred revenues	(13.3)	(26.6)
Long-term liabilities	9.0	6.0
Other operating activities	1.4	(1.2)
Net cash provided by operating activities	70.4	119.5

Investing activities
Capital expenditures	(63.9)	(49.4)
Proceeds from sale of property and equipment	3.7	0.3
Proceeds from sale of business	9.7	—
Net cash used in investing activities	(50.5)	(49.1)

Financing activities
Net change in short-term borrowings and revolving credit lines	—	(0.1)
Dividends	(28.8)	(25.6)
Treasury shares and stock options, net	11.6	11.8
Net cash used in financing activities	(17.2)	(13.9)

Effect of exchange rate changes on cash	(0.2)	(0.8)
Change in cash and cash equivalents	2.5	55.7
Cash and cash equivalents
Beginning of period	754.5	112.5
End of period	$757.0	$168.2

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

Note 2—New Accounting Pronouncements

New Accounting Standards Issued But Not Yet Adopted

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  Under ASU 2014-08, only disposals representing a strategic shift in operations should be presented as discontinued operations.  Those strategic shifts should have a major effect on the organization’s operations and financial results.  Additionally, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations.  ASU 2014-08 is effective for fiscal and interim periods beginning on or after December 15, 2014.  The impact of the adoption of this ASU on the Company’s results of operation, financial position, cash flows and disclosures will be based on the Company’s future disposal activity.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers.  ASU 2014-09 outlines a single, comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance issued by the FASB, including industry specific guidance.  ASU 2014-09 provides accounting guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts with customer to provide goods and services.  The guidance also provides a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets, such as property and equipment, including real estate.

ASU 2014-09 is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2016.  The new standard must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach.  The modified retrospective approach requires that the new standard be applied to all new and existing contracts as of the date of adoption, with a cumulative catch-up adjustment recorded to the opening balance of retained earnings at the effective date for existing contracts that still require performance by the entity.  Under the modified retrospective approach, amounts reported prior to the date of adoption will be presented under existing guidance.

ASU 2014-09 also requires entities to disclose both quantitative and qualitative information to enable users of the financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

We have not yet determined the impact of adopting the standard on our financial statements nor have we yet determined whether we will utilize the full retrospective or modified retrospective approach.

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

Corporate—includes other unallocated costs, primarily general corporate expenses. Corporate assets consist primarily of cash and cash equivalents, deferred taxes, corporate aircraft, and other invested assets.

Financial information for continuing operations by reportable segment is included in the following summary:

Three Months Ended June 30,	2014		2013
(in millions)	Net Sales(1)	EBIT	Net Sales(1)	EBIT

Carlisle Construction Materials	$535.6	$81.1	$490.5	$78.2
Carlisle Interconnect Technologies	162.2	34.1	145.7	22.3
Carlisle Brake & Friction	97.6	10.8	93.6	12.4
Carlisle FoodService Products	64.1	8.4	62.8	7.3
Corporate	—	(12.1)	—	(10.9)
Total	$859.5	$122.3	$792.6	$109.3

Six Months Ended June 30,	2014			2013
(in millions)	Net Sales(1)	EBIT	Assets	Net Sales(1)	EBIT	Assets

Carlisle Construction Materials	$883.1	$112.9	$1,027.0	$830.1	$114.0	$979.1
Carlisle Interconnect Technologies	313.1	64.8	1,042.8	286.9	40.7	1,042.3
Carlisle Brake & Friction	189.8	20.0	615.4	184.4	23.4	605.3
Carlisle FoodService Products	123.9	15.4	204.8	120.8	12.4	198.0
Corporate	—	(27.8)	766.9	—	(25.7)	197.2
Total	$1,509.9	$185.3	$3,656.9	$1,422.2	$164.8	$3,021.9

(1)         Excludes intersegment sales

A reconciliation of assets reported above to the amounts presented on the Condensed Consolidated Balance Sheet is as follows:

	June 30,	June 30,
	2014	2013
Assets per table above	$3,656.9	$3,021.9
Assets held for sale	—	440.5
Total Assets per Consolidated Balance Sheet	$3,656.9	$3,462.4

Note 4—Discontinued Operations

On December 31, 2013, the Company sold its Transportation Products business, subject to the working capital adjustment component of the sale agreement.  The working capital adjustment was finalized during 2014 for $9.7 million and resulted in a $1.0 million after-tax loss.  The after-tax loss was reported in discontinued operations in the first quarter.

After-tax loss from Discontinued Operations for the six months ended June 30, 2013 of $45.2 million reflects the operations of the Transportation Products business which included a $100.0 million goodwill impairment charge recorded during the second quarter of 2013.  For the six months ended June 30, 2013, the Transportation Products business had net sales of $430.9 million.

Note 5—Stock-Based Compensation

Stock-based compensation cost is recognized over the requisite service period, which generally equals the stated vesting period, unless the stated vesting period exceeds the date upon which an employee reaches retirement eligibility.  Pre-tax stock-based compensation expense in continuing operations was $3.0 million and $2.9 million for the three month periods ended June 30, 2014 and 2013, respectively, and $10.7 million and $10.9 million for the six months ended June 30, 2014 and 2013, respectively.

2008 Executive Incentive Program

The Company maintains an Executive Incentive Program (the “Program”) for executives and certain other employees of the Company and its operating divisions and subsidiaries. The Program was approved by shareholders on April 20, 2004. The Program allows for awards to eligible employees of stock options, restricted stock, stock appreciation rights, performance shares and units or other awards based on Company common stock. At June 30, 2014, 2,641,309 shares were available for grant under this plan, of which 455,138 shares were available for the issuance of stock awards.

2005 Nonemployee Director Equity Plan

The Company also maintains the Nonemployee Director Equity Plan (the “Plan”) for members of its Board of Directors, with the same terms and conditions as the Program. At June 30, 2014, 257,120 stock options and 27,120 restricted shares were available for grant under this plan. Members of the Board of Directors that receive stock-based compensation are treated as employees for accounting purposes.

Grants

For the six months ended June 30, 2014, the Company awarded 259,035 stock options, 104,232 restricted stock awards, 67,970 performance share awards and 9,583 restricted stock units with an aggregate grant-date fair value of approximately $20.2 million to be expensed over the requisite service period for each award.

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

Pre-tax share-based compensation expense related to stock options was $1.1 million and $1.3 million for the three month periods ended June 30, 2014 and 2013, respectively, and $2.2 million and $2.4 million for the six months ended June 30, 2014 and 2013, respectively.

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

Restricted Stock Awards

Restricted stock awarded under the Program is generally released to the recipient after a period of three years.  The grant date fair value of the 2014 restricted stock awards, which are released to the recipient after a period of three years, is based on the closing market price of the stock on the date of grant.

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

Deferred Compensation - Equity

Certain employees are eligible to participate in the Company’s Non-qualified Deferred Compensation Plan (the “Deferred Compensation Plan”).  Participants may elect to defer all or part of their stock-based compensation.  Participants have elected to defer 200,954 shares of Company common stock as of June 30, 2014 and 201,060 shares as of December 30, 2013.

Note 6—Income Taxes

The effective income tax rate on continuing operations for the six months ended June 30, 2014 was 33.7%.  The year to date provision for income taxes includes taxes on earnings at an anticipated rate of approximately 33.1% and year to date discrete tax expense of $1.1 million.

The effective tax rate on continuing operations for the six months ended June 30, 2013 was 26.6%.  This rate was favorably impacted by a tax election made in a foreign jurisdiction that resulted in the release of deferred tax liabilities with a corresponding tax benefit of approximately $11.8 million in the first six months of 2013.

Note 7—Earnings Per Share

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

The following reflects the Income from continuing operations and share data used in the basic and diluted earnings per share computations using the two-class method:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions except share amounts)	2014	2013	2014	2013

Numerator:

Income from continuing operations	$75.7	$64.3	$112.1	$108.6
Less: dividends declared - common stock outstanding, restricted shares and restricted share units	(14.6)	(12.8)	(28.8)	(25.6)
Undistributed earnings	61.1	51.5	83.3	83.0
Percent allocated to common shareholders (1)	99.5%	99.5%	99.5%	99.5%
	60.8	51.2	82.9	82.6
Add: dividends declared - common stock	14.1	12.7	28.2	25.5
Numerator for basic and diluted EPS	$74.9	$63.9	$111.1	$108.1

Denominator (in thousands):
Denominator for basic EPS: weighted-average common shares outstanding	64,100	63,409	63,990	63,343
Effect of dilutive securities:
Performance awards	364	353	364	353
Stock options	977	933	975	924
Denominator for diluted EPS: adjusted weighted average common shares outstanding and assumed conversion	65,441	64,695	65,329	64,620

Per share income from continuing operations:
Basic	$1.17	$1.01	$1.73	$1.71
Diluted	$1.15	$0.99	$1.70	$1.67

(1) Basic weighted-average common shares outstanding	64,100	63,409	63,990	63,343
Basic weighted-average common shares outstanding, unvested restricted shares expected to vest and restricted share units	64,444	63,737	64,333	63,670
Percent allocated to common shareholders	99.5%	99.5%	99.5%	99.5%

To calculate earnings per share for Income from discontinued operations and for Net income, the denominator for both basic and diluted earnings per share is the same as used in the above table.  Income from discontinued operations and Net income were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2014	2013	2014	2013

Income (loss) from discontinued operations attributable to common shareholders for basic and diluted earnings per share	$(0.5)	$(56.1)	$(1.1)	$(45.2)

Net income attributable to common shareholders for basic and diluted earnings per share	$74.4	$8.1	$110.0	$63.1

Note 8—Inventories

The components of inventories at June 30, 2014 and December 31, 2013 were as follows:

	June 30,	December 31,
(in millions)	2014	2013

Finished goods	$185.0	$163.7
Work-in-process	43.8	40.2
Raw materials	128.3	121.3
Reserves	(27.5)	(26.4)
Inventories	$329.6	$298.8

Note 9—Property, Plant and Equipment

The components of property, plant and equipment at June 30, 2014 and December 31, 2013 were as follows:

	June 30,	December 31,
(in millions)	2014	2013
Land	$39.0	$38.9
Buildings and leasehold improvements	265.4	259.1
Machinery and equipment	640.5	606.9
Projects in progress	74.0	60.3
	1,018.9	965.2
Accumulated depreciation	(491.3)	(468.0)
Property, plant and equipment, net	$527.6	$497.2

Note 10—Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2014 were as follows:

	Construction	Interconnect	Brake and	FoodService
(in millions)	Materials	Technologies	Friction	Products	Total
Gross balance at January 1, 2014	$129.1	$442.6	$226.7	$60.3	$858.7
Currency translation	—	—	—	—	—
Gross balance at June 30, 2014	129.1	442.6	226.7	60.3	858.7
Accumulated impairment losses	—	—	—	—	—
Net balance at June 30, 2014	$129.1	$442.6	$226.7	$60.3	$858.7

The Company’s Other intangible assets, net at June 30, 2014, were as follows:

	Acquired	Accumulated	Net Book
(in millions)	Cost	Amortization	Value
Assets subject to amortization:
Patents	$134.4	$(33.6)	$100.8
Customer Relationships	443.3	(109.4)	333.9
Other	19.2	(11.1)	8.1
Assets not subject to amortization:
Trade names	117.9	—	117.9
Other intangible assets, net	$714.8	$(154.1)	$560.7

The Company’s Other intangible assets, net at December 31, 2013, were as follows:

	Acquired	Accumulated	Net Book
(in millions)	Cost	Amortization	Value
Assets subject to amortization:
Patents	$134.6	$(29.2)	$105.4
Customer Relationships	443.3	(95.8)	347.5
Other	19.0	(10.1)	8.9
Assets not subject to amortization:
Trade names	118.0	—	118.0
Other intangible assets, net	$714.9	$(135.1)	$579.8

Estimated amortization expense for the remainder of 2014 and the next four years is as follows: $18.7 million remaining in 2014, $36.6 million in 2015, $35.7 million in 2016, $34.9 million in 2017, and $34.8 million in 2018.

The net carrying values of the Company’s Other intangible assets by reportable segment were as follows:

	June 30,	December 31,
(in millions)	2014	2013

Carlisle Construction Materials	$83.2	$86.9
Carlisle Interconnect Technologies	319.9	330.8
Carlisle Brake & Friction	126.9	130.1
Carlisle FoodService Products	30.7	32.0
Total	$560.7	$579.8

Note 11—Commitments and Contingencies

Leases

The Company currently leases a portion of its manufacturing facilities, distribution centers, and equipment, some of which include scheduled rent increases stated in the lease agreement generally expressed as a stated percentage increase of the minimum lease payment over the lease term.  The Company currently has no leases that require rent to be paid based on contingent events nor has it received any lease incentive payments.  Rent expense was $11.4 million and $12.1 million for the six months ended June 30, 2014 and 2013, respectively, inclusive of rent based on scheduled rent increases and rent holidays recognized on a straight-line basis.  Future minimum payments under the Company’s various non-cancelable operating leases are approximately $8.7 million for the remainder of 2014, $14.5 million in 2015, $12.0 million in 2016, $9.9 million in 2017, $8.2 million in 2018, and $11.7 million thereafter.

Purchase Obligations

Although the Company has entered into purchase agreements for certain key raw materials, there were no such contracts with a term exceeding one year in place at June 30, 2014.

Workers’ Compensation Claims and Related Losses

The Company has accrued approximately $26.4 million and $26.9 million related to workers’ compensation claims at June 30, 2014 and December 31, 2013, respectively.  At June 30, 2014, $8.6 million and $17.8 million are included in Accrued expenses and Other long-term liabilities, respectively, and at December 31, 2013, $9.1 million and $17.8 million were included in Accrued expenses and Other long-term liabilities, respectively, in the Condensed Consolidated Balance Sheet.  Workers’ compensation obligations related to former employees associated with the Transportation Products business, and arising prior to the sale of the Transportation Products business, have been retained by the Company and the Company is obligated to pay the related claims until they are extinguished or otherwise settled.  The Company will not be held liable for any workers’ compensation claims related to the former Transportation Products business incurred after December 31, 2013.  The liability related to workers’ compensation claims, both those reported to the Company and those incurred but not yet reported, is estimated based on actuarial estimates and loss development factors and the Company’s historical loss experience.

The Company maintains occurrence-based insurance contracts with certain insurance carriers in accordance with its risk management practices that provides for reimbursement of workers’ compensation claims in excess of $0.5 million.  The Company records a recovery receivable from the insurance carriers when such recovery is deemed probable based on the nature of the claim and history of recoveries.  At June 30, 2014 the Company did not have any recovery receivables recorded for workers’ compensation claims.

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

Environmental Matters

The Company is subject to increasingly stringent environmental laws and regulations, including those relating to air emissions, wastewater discharges, chemical and hazardous waste management and disposal. Some of these environmental laws hold owners or operators of land or businesses liable for their own and for previous owners’ or operators’ releases of hazardous or toxic substances or wastes. Other environmental laws and regulations require the obtainment of and compliance with environmental permits. To date, costs of complying with environmental, health, and safety requirements have not been material and we do not currently have any significant accruals related to potential future costs of environmental remediation at June 30, 2014, nor do we have an asset retirement obligations recorded at those dates.  However, the nature of the Company’s operations and its long history of industrial activities at certain of its current or former facilities, as well as those acquired, could potentially result in material environmental liabilities or asset retirement modifications.

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

Note 12—Borrowings

As of June 30, 2014 and December 31, 2013 the Company’s borrowings were as follows:

	June 30,	December 31,
(in millions)	2014	2013
3.75% notes due 2022, net of unamortized discount of ($1.0) and ($1.0), respectively	$349.0	$349.0
5.125% notes due 2020, net of unamortized discount of ($0.7) and ($0.8) respectively	249.3	249.2
6.125% notes due 2016, net of unamortized discount of ($0.2) and ($0.3) respectively	149.8	149.7
Revolving credit facility	—	—
Industrial development and revenue bonds through 2018	3.0	3.0
Other, including capital lease obligations	0.1	0.1
Total long-term debt	751.2	751.0
Less current portion	—	—
Total long-term debt, net of current portion	$751.2	$751.0

Revolving Credit Facilities

As of June 30, 2014, the Company had $600.0 million available under its Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”) administered by JPMorgan Chase Bank, N.A.  During the six months ended June 30, 2014 and June 30, 2013 there was no interest on borrowings under the revolving credit facility.

Uncommitted Line of Credit

The Company also maintains an uncommitted line of credit of which $45.0 million was available for borrowing as of June 30, 2014 and December 31, 2013.  During the six months ended June 30, 2014 and June 30, 2013 there were no borrowings under the uncommitted line of credit.

Covenants and Limitations

Under the Company’s various debt and credit facilities, the Company is required to meet various restrictive covenants and limitations, including limitations on certain leverage ratios, interest coverage and limits on outstanding debt balances held by certain subsidiaries. The Company was in compliance with all covenants and limitations as of June 30, 2014 and December 31, 2013.

Other Matters

Cash payments for interest were $17.6 million and $17.4 million in the six months ended June 30, 2014 and 2013, respectively.  Interest expense, net is presented net of interest income of $0.7 million and $0.1 million in the six months ended June 30, 2014 and 2013, respectively.

At June 30, 2014, the fair value of the Company’s par value $350 million, 3.75% senior notes due 2022, $250 million, 5.125% senior notes due 2020, and par value $150 million, 6.125% senior notes due 2016, using the Level 2 inputs, was approximately $349.6 million, $273.9 million and $163.5  million, respectively. Fair value is estimated based on current yield rates plus the Company’s estimated credit spread available for financings with similar terms and maturities.

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

Components of net periodic benefit cost were as follows:

	Pension Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2014	2013	2014	2013

Service cost	$0.9	$1.1	$1.8	$2.2
Interest cost	2.0	1.8	3.9	3.5
Expected return on plan assets	(2.7)	(2.7)	(5.4)	(5.3)
Amortization of unrecognized loss	1.0	1.2	2.1	2.4
Net periodic benefit cost	$1.2	$1.4	$2.4	$2.8

The Company made no contributions to the pension plans during the six months ended June 30, 2014.  No minimum contributions to the pension plans are required in 2014.  In light of the plans’ funded status, the Company does not expect to make discretionary contributions to its other pension plans in 2014.

During 2014, the Company expects to pay approximately $1.0 million in participant benefits under the non-funded executive supplemental and director plans.

Defined Contribution Plans

The Company maintains defined contribution plans covering a significant portion of its employees. Expenses for the plans were $2.8 million and $2.2 million for the three months ended June 30, 2014 and 2013, respectively, and $5.6 million and $5.2 million for the six months ended June 30, 2014 and 2013, respectively.

ESOP Plan

The Company sponsors an employee stock ownership plan (“ESOP”) as part of one of its existing defined contribution plans. Costs for the ESOP are included in the previously discussed expenses. The ESOP is available to eligible domestic employees and includes a match of contributions made by plan participants to the savings plan up to a maximum of 4.0% of a participant’s eligible compensation, divided between cash and an employee-directed election of the Company’s common stock, not to exceed 50% of the total match.  Participants are not allowed to direct savings plan contributions to an investment in the Company’s common stock. Total shares held by the ESOP were 1.5 million and 1.7 million at June 30, 2014 and December 31, 2013, respectively.

Note 14— Deferred Revenue and Extended Product Warranties

Deferred revenue consists primarily of unearned revenue related to separately priced extended warranty contracts on sales of certain products, the most significant being those offered on its installed roofing systems within the Construction Materials segment.

Roofing Systems Deferred Revenue

The amount of revenue recognized related to extended product warranties covering roofing systems was $4.3 million for both of the three month periods ended June 30, 2014 and June 30, 2013 and $8.5 million for both of the six month periods ended June 30, 2014 and June 30, 2013.  Deferred revenue recognized in the Condensed Consolidated Balance Sheets includes the following related to roofing systems extended product warranty contracts:

	June 30,	December 31,
(in millions)	2014	2013
Deferred revenue
Current	$17.1	$17.0
Long-term	144.9	142.8
Deferred revenue liability	$162.0	$159.8

Expected costs of services to be performed under extended product warranty contracts are actuarially determined.  Any expected costs in excess of deferred revenue are recognized within Accrued expenses.

Other Deferred Revenue

Other deferred revenue recognized in the Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, mainly related to contracts on brake pads, was as follows:

	June 30,	December 31,
(in millions)	2014	2013
Deferred revenue
Current	$0.4	$0.4
Long-term	0.6	0.8
Deferred revenue liability	$1.0	$1.2

Note 15—Standard Product Warranties

The Company offers various warranty programs on its products included in the price of its products, primarily certain installed roofing systems, braking products, aerospace cables and assemblies, and foodservice equipment.  The Company’s liability for such warranty programs is included in Accrued expenses.  The change in the Company’s product warranty liabilities for the six months ended June 30, 2014 and June 30, 2013 was as follows:

(in millions)	2014	2013
Balance at January 1	$14.3	$16.3
Current year provision	8.9	8.4
Current year claims	(9.2)	(8.7)
Balance at June 30	$14.0	$16.0

Note 16—Other Long-Term Liabilities

The components of Other long-term liabilities were as follows:

	June 30,	December 31,
(in millions)	2014	2013
Deferred taxes and other tax liabilities	$178.9	$177.6
Pension and other post-retirement obligations	18.8	18.9
Long-term workers compensation	17.8	17.8
Deferred compensation	13.9	11.3
Other	6.7	10.3
Other long-term liabilities	$236.1	$235.9

Note 17—Accumulated Other Comprehensive Income (Loss)

The changes in Accumulated other comprehensive income (loss) by component for the three months ended June 30, 2014 were as follows:

	Accrued	Foreign
	post-retirement	currency	Hedging
(in millions)	benefit liability(1)	translation	activities(2)	Total

Balance at March 31, 2014	$(27.6)	$(1.3)	$0.9	$(28.0)
Other comprehensive income (loss) before reclassifications	(0.6)	(1.3)	—	(1.9)
Amounts reclassified from accumulated other comprehensive loss	1.0	—	(0.2)	0.8
Income tax expense	(0.4)	—	0.1	(0.3)
Net other comprehensive income (loss)	—	(1.3)	(0.1)	(1.4)

Balance at June 30, 2014	$(27.6)	$(2.6)	$0.8	$(29.4)

The changes in Accumulated other comprehensive income (loss) by component for the three months ended June 30, 2013 were as follows:

	Accrued	Foreign
	post-retirement	currency	Hedging
(in millions)	benefit liability(1)	translation	activities(2)	Total

Balance at March 31, 2013	$(32.7)	$(13.0)	$1.2	$(44.5)
Other comprehensive income (loss) before reclassifications	—	(0.1)	—	(0.1)
Amounts reclassified from accumulated other comprehensive loss	1.5	—	(0.2)	1.3
Income tax expense	(0.5)	—	0.1	(0.4)
Net other comprehensive income (loss)	1.0	(0.1)	(0.1)	0.8

Balance at June 30, 2013	$(31.7)	$(13.1)	$1.1	$(43.7)

(1)         Current period amounts related to accrued post-retirement benefit liability are related to amortization of unrecognized actuarial gains and losses which is included in net periodic benefit cost for pension and other post-retirement welfare plans.  See Note 13.

(2)         Current period amounts related to hedging activities are a reduction to interest expense.  See Note 20 in the Company’s 2013 Annual Report on Form 10-K for more information.

The changes in Accumulated other comprehensive income (loss) by component for the six months ended June 30, 2014 were as follows:

	Accrued	Foreign
	post-retirement	currency	Hedging
(in millions)	benefit liability(1)	translation	activities(2)	Total

Balance at December 31, 2013	$(28.2)	$(4.3)	$1.0	$(31.5)
Other comprehensive income (loss) before reclassifications	(0.6)	1.7	—	1.1
Amounts reclassified from accumulated other comprehensive loss	2.0	—	(0.3)	1.7
Income tax expense	(0.8)	—	0.1	(0.7)
Net other comprehensive income (loss)	0.6	1.7	(0.2)	2.1

Balance at June 30, 2014	$(27.6)	$(2.6)	$0.8	$(29.4)

The changes in Accumulated other comprehensive income (loss) by component for the six months ended June 30, 2013 were as follows:

	Accrued	Foreign
	post-retirement	currency	Hedging
(in millions)	benefit liability(1)	translation	activities(2)	Total

Balance at December 31, 2012	$(34.1)	$(2.7)	$1.3	$(35.5)
Other comprehensive income (loss) before reclassifications	0.5	(10.4)	—	(9.9)
Amounts reclassified from accumulated other comprehensive loss	2.9	—	(0.3)	2.6
Income tax expense	(1.0)	—	0.1	(0.9)
Net other comprehensive income (loss)	2.4	(10.4)	(0.2)	(8.2)

Balance at June 30, 2013	$(31.7)	$(13.1)	$1.1	$(43.7)

(1)         Current period amounts related to accrued post-retirement benefit liability are related to amortization of unrecognized actuarial gains and losses which is included in net periodic benefit cost for pension and other post-retirement welfare plans.  See Note 13.

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

•                  Carlisle Construction Materials (“CCM” or the “Construction Materials segment”);

•                  Carlisle Interconnect Technologies (“CIT” or the “Interconnect Technologies segment”);

•                  Carlisle Brake & Friction (“CBF” or the “Brake & Friction segment”); and

•                  Carlisle FoodService Products (“CFSP” or the “FoodService Products segment”).

We are a multi-national company with manufacturing operations located throughout North America, Western Europe, and the Asia Pacific region. Management focuses on maintaining a strong and flexible balance sheet, year-over-year improvement in net sales, earnings before interest and income taxes (“EBIT”) margins and net earnings, globalization, and reducing working capital (defined as receivables, inventories, net of accounts payable) as a percentage of net sales.  Resources are allocated among the operating companies based on management’s assessment of their ability to obtain leadership positions and competitive advantages in the markets they serve.

On December 31, 2013, the Company sold its Transportation Products business.  Results for the Transportation Products business are reported in discontinued operations for all prior periods presented.  Prior to its sale, the Transportation Products business was our second largest segment based on $767.9 million in net sales in 2013.  However, this segment was not core to our strategy and did not support our net sales growth and EBIT margin objectives. We intend to use the proceeds to provide value to shareholders by making investments in furtherance of our long term goals as well as returning capital to shareholders.

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

Net sales increased 8.4% in the second quarter of 2014 to $859.5 million, compared to $792.6 million for the same period in 2013.  Organic sales (defined as net sales excluding sales from acquisition and divestitures within the last twelve months, as well as the impact of changes in foreign exchange rates) in the second quarter of 2014 grew 8.0% reflecting strong sales volume of 9.5% at Interconnect Technologies and Construction Materials on higher aerospace and commercial roofing demand, respectively, offset by 1.4% lower selling price primarily at Construction Materials and Brake & Friction.  Net sales at Brake & Friction and Foodservice Products grew modestly during the second quarter versus the prior year.  During the second quarter of 2014, the increase in net sales from fluctuations in foreign currency exchange rates was 0.4%.

For the second quarter of 2014, EBIT grew 12% and EBIT margin increased by 40 bps to 14.2% from lower per unit costs result from higher capacity utilization driven by higher sales volume and lower labor and material usage costs from the Carlisle Operating System.  These positive impacts were partially offset by lower selling prices at Construction Materials and Brake & Friction, as well as increased product costs and higher plant startup expense at Construction Materials.  Our income from continuing operations, net of tax, of $75.7 million increased by 18% in the second quarter of 2014, from income of $64.3 million in the second quarter of 2013.

For the six months ended June 30, 2014, net sales increased 6.2% to $1.51 billion, compared to $1.42 billion for the same period in 2013 led by higher sales volume of 7.3% primarily at Interconnect Technologies and Construction Materials partially offset by lower selling price of 1.5% primarily at Brake & Friction and Construction Materials.

For the first six months of 2014, EBIT grew 12% and EBIT margin increased 70 bps to 12.3% reflecting lower per unit costs resulting from higher capacity utilization as well as savings from the Carlisle Operating System. Offsetting the EBIT margin improvements were lower selling price, and, at Construction Materials, increased product costs and higher plant startup expense throughout the period and lower capacity utilization during the first quarter 2014 in our new polyiso plants.  Income from continuing operations, net of tax, of $112.1 million increased 3.2% in the first six months of 2014 from income of $108.6 million in the first six months of 2013 on higher EBIT partially offset by higher income tax expense in 2014 versus 2013. The higher tax expense in 2014 was mostly attributable to a discrete tax benefit in 2013 of $11.8 million from the release of a deferred tax liability in connection with a tax election in a foreign jurisdiction.

For the full year 2014, we expect high single digit net sales growth along with EBIT margin improvement versus 2013.  Growth in 2014 is anticipated to primarily reflect increased sales volume related to demand for commercial roofing at Construction Materials and for commercial aerospace at Interconnect Technologies.  Recovery in the off-highway braking market for Brake & Friction in 2014 is expected to be modest.  We are also planning for continued net sales and EBIT improvement at Foodservice Products.

As of June 30, 2014, we had $757 million of cash on hand and $600 million of availability under our revolving credit facility.  We are committed to using this liquidity to maximize shareholder value by investing in our businesses to fuel organic growth, evaluating acquisition targets that fit our long term growth profile, and returning capital to shareholders.

Net Sales

	Three Months Ended June 30,			Acquisition	Volume	Price	Product	Exchange
(in millions)	2014	2013	Change	Effect	Effect	Effect	Mix Effect	Rate Effect

Net Sales	$859.5	$792.6	8.4%	—%	9.5	(1.4)%	(0.1)%	0.4%

	Six Months Ended June 30,			Acquisition	Volume	Price	Product	Exchange
(in millions)	2014	2013	Change	Effect	Effect	Effect	Mix Effect	Rate Effect

Net Sales	$1,509.9	$1,422.2	6.2%	—%	7.3%	(1.5)%	—%	0.4%

For the second quarter of 2014, the increase in net sales primarily reflected strong sales volume at Interconnect Technologies and Construction Materials on increased demand for aerospace and commercial roofing, respectively.  Sales volume growth was partially offset by lower selling price at Brake & Friction and Construction Materials.  Brake & Friction and Foodservice Products also experienced modest increases in demand during the second quarter 2014.

For the first six months of 2014, organic sales growth was similarly impacted by stronger demand at Interconnect Technologies and Construction Materials.

We have a long-term goal of achieving 30% of total net sales from outside the United States.  Total net sales to customers located outside the United States increased from $332.1 million in the first six months of 2013, or 23.4% of net sales, to $377.7 million in the first six months of 2014, or 25.0% of net sales. The 13.7% increase in net sales from outside the United States from the first six months of 2013 to the first six months of 2014 primarily reflects higher net sales into Europe primarily by Construction Materials and Interconnect Technologies, increased net sales into Canada and Mexico and 1.5% increased net sales from fluctuations in foreign exchange rates.

Gross Margin

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2014	2013	Change	2014	2013	Change

Gross profit	$224.6	$207.1	8.5%	$386.6	$359.5	7.5%

Gross margin	26.1%	26.1%		25.6%	25.3%

For the second quarter of 2014, gross margin (gross profit expressed as a percentage of net sales) remained at 26.1% as lower per unit costs related to higher capacity utilization and savings from the Carlisle Operating System were offset by lower selling price at Construction Materials and Brake & Friction and higher expense at Construction Materials for freight, warranty related costs and plant startup.  Included in gross profit and gross margin for the second quarter 2014 was $1.8 million in plant startup costs at Construction Materials related to startup of its PVC manufacturing operations, as compared to $1.3 million in plant startup costs at Constructions Materials in the same prior year period.

The slight increase in gross margin for the first six months of 2014 versus the prior year was similarly impacted by the above noted factors. Included in gross profit and gross margin for the first six months of 2014 was $3.6 million in plant startup costs at Construction Materials related to startup of its PVC manufacturing operations, as compared to $3.0 million in plant startup costs at Constructions Materials in the same prior year.

Selling and Administrative Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2014	2013	Change	2014	2013	Change

Selling & Administrative	$95.4	$88.1	8.3%	$187.6	$178.4	5.2%

As a percentage of net sales	11.1%	11.1%		12.4%	12.5%

Selling and administrative expenses in the second quarter of 2014, as a percentage of net sales, remained unchanged versus the prior year.  Selling and administrative expenses, expressed in dollars, increased 8.3% versus the prior year primarily reflecting higher selling costs tied to higher sales, increased staffing costs and expenditures on certain programs and initiatives, such as information security.

Selling and administrative expenses in the first six month of 2014 as a percentage of net sales also remain relatively unchanged versus the prior year and were similarly impacted by the above noted factors.

Research and Development Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2014	2013	Change	2014	2013	Change

Research and Development	$8.5	$7.4	14.9%	$16.4	$14.8	10.8%

As a percentage of net sales	1.0%	0.9%		1.1%	1.0%

The increase in research and development expenses during the second quarter 2014 reflected increased product development costs primarily in the Brake & Friction segment.  For the six months ended June 30, 2014, the increase in research and development expense reflects increased product development activities by all the segments, led by increased efforts at Brake & Friction.

Other (Income) Expense, net

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2014	2013	Change	2014	2013	Change

Other (income) expense, net	$(1.6)	$2.3	169.6%	$(2.7)	$1.5	280.0%

As a percentage of net sales	(0.2)%	0.3%		(0.2)%	0.1%

Other income during the second quarter 2014 primarily reflects a $1.1 million gain on the sale of property in The Netherlands at Foodservice Products.  Other income for the first six months of 2014 also reflects a gain of $0.9 million from final settlement of the Thermax/Raydex acquisition by Interconnect Technologies recognized in the first quarter of 2014.

Other loss, net in the three and six month periods ending June 30, 2013 primarily reflects fair value adjustments related to future dated commodity swap agreements in the Interconnect Technologies segment and contingent consideration for the PDT acquisition in the Construction Materials segment.

EBIT (Earnings Before Interest and Taxes)

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2014	2013	Change	2014	2013	Change

EBIT	$122.3	$109.3	11.9%	$185.3	$164.8	12.4%

EBIT Margin	14.2%	13.8%		12.3%	11.6%

EBIT rose 11.9% in the second quarter of 2014 from higher capacity utilization driven by higher sales volume, lower labor and material usage from the Carlisle Operating System, partially offset by lower selling prices at Construction Materials and Brake & Friction as well as higher product costs and plant startup expense at Construction Materials.  EBIT for the first six months of 2014 was similarly impacted by the above mentioned factors.

Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2014	2013	Change	2014	2013	Change

Gross interest expense	$8.4	$8.7		$16.7	$17.0
Interest income	(0.4)	(0.1)		(0.7)	(0.1)
Interest Expense, net	$8.0	$8.6	(7.0)%	$16.0	$16.9	(5.3)%

The reduction in interest expense, net for the three and six month periods ending June 30, 2014 primarily reflects increased interest income from higher average cash on hand in 2014 versus 2013.

Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2014	2013	Change	2014	2013	Change

Income tax expense	$38.6	$36.4	6.0%	$57.2	$39.3	45.5%

Effective tax rate	33.8%	36.1%		33.7%	26.6%

The Company’s 2014 year to date provision for income taxes includes tax on ordinary earnings at an anticipated rate of approximately 33%. The 33.8% effective rate for the second quarter of 2014 also includes current quarter discrete tax expense of $0.8 million.  The 33.7% effective rate for the first six months of 2014 also includes discrete tax expense of $1.1 million.

The 26.6% effective rate for the first six months of 2013 primarily reflects a discrete tax benefit of $11.8 million related to a tax election made in a foreign jurisdiction that resulted in the release of deferred tax liabilities.

We anticipate that the effective tax rate for the full year will approximate 33%.

Income from Continuing Operations

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2014	2013	Change	2014	2013	Change

Income from continuing operations, net of tax	$75.7	$64.3	17.7%	$112.1	$108.6	3.2%

EPS
Basic	$1.17	$1.01		$1.73	$1.71
Diluted	1.15	0.99		1.70	1.67

Income from continuing operations increased 18% in the second quarter of 2014 versus the prior year primarily due to higher EBIT, lower net interest expense as well as a lower effective tax rate in the second quarter of 2014 versus 2013. The increase in income from continuing operations of 3.2% during the first six months of 2014 versus the prior year primarily reflects higher EBIT, lower net interest expense, partially offset by a higher effective tax rate in the first six months of 2014 versus 2013.

Income (Loss) from Discontinued Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Income (loss) before taxes	$(0.1)	$(86.9)	$(1.2)	$(72.4)
Tax expense (benefit)	0.4	(30.8)	(0.1)	(27.2)
	$(0.5)	$(56.1)	$(1.1)	$(45.2)

EPS
Basic	$(0.01)	$(0.88)	$(0.01)	$(0.71)
Diluted	(0.01)	(0.86)	(0.01)	(0.69)

Discontinued Operations during the prior three and six month periods ended June 30, 2013 primarily reflects the operating results of the Transportation Products business, which was divested on December 31, 2013.  During the three months ended June 30, 2013, a pre-tax goodwill impairment charge of $100.0 million was recorded in connection with the Transportation Products business.

Net Income

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change

Net Income	$75.2	$8.2	817.1%	$111.0	$63.4	75.1%

EPS
Basic	$1.16	$0.13		$1.72	$1.00
Diluted	1.14	0.13		1.69	0.98

The increase in Net income during the second quarter of 2014 versus the prior year primarily reflects the increase in Income from Continuing Operations in 2014 versus 2013 as well as the non-recurrence of the loss in Discontinued Operations in the prior year due to the goodwill impairment charge at Transportation Products.  The increase in Net income during the first six months of 2014 was similarly impacted by the above mentioned factors.

Acquisitions and Disposals

As previously stated, we have a long standing acquisition strategy that has traditionally focused on bolt-on acquisitions. Factors we consider in making an acquisition include consolidation opportunities, technology, customer dispersion, operating capabilities, and growth potential.  We have also pursued the sale of operating divisions when it is determined they no longer fit within the Company’s long term goals or strategy.  On December 31, 2013, the Company sold its Transportation Products business.

Financial Reporting Segments

Carlisle Construction Materials (“CCM”)

	Three Months Ended June 30,				Six Months Ended June 30,
			Change	Change			Change	Change
(in millions)	2014	2013	$	%	2014	2013	$	%

Net Sales	$535.6	$490.5	$45.1	9.2%	$883.1	$830.1	$53.0	6.4%

EBIT	$81.1	$78.2	$2.9	3.7%	$112.9	$114.0	$(1.1)	(1.0)%

EBIT Margin	15.1%	15.9%			12.8%	13.7%

CCM’s net sales growth of 9.2% during the second quarter of 2014 versus the prior year reflected higher sales volume, partially offset by lower selling price. Sales volume growth was primarily driven by increased demand from both commercial construction and commercial reroofing activity, as well as sales that were delayed from the first quarter 2014 to the second quarter 2014 as a result of harsh winter weather in the first quarter. Overall, CCM’s net sales of its TPO (thermoplastic polyolefin) and EPDM rubber roofing membranes grew by 14% and 6%, respectively.  Net sales of its polyiso insulation products grew by 9%.  CCM’s net sales into Europe were 4.5% higher versus the prior year, following very robust year-over-year growth in the first quarter of 2014.

For the first six months of 2014, CCM’s 6.4% net sales growth primarily reflected higher sales volume partially offset by lower selling price.  CCM’s year-over-year net sales growth during the first quarter 2014 was lower than its year-over-year net sales growth in the second quarter 2014 partially due to harsh winter conditions in the United States during the first quarter.  On a year-to-date basis, CCM’s sales volume growth was primarily driven by increased activity in both commercial construction and reroofing, with a higher rate of growth in commercial construction.

During the second quarter of 2014, CCM’s EBIT margin declined 80 basis points versus the prior year primarily reflecting the aforementioned decline in selling prices and higher product expense for freight and warranty related costs, as well as higher plant startup expense. These negative impacts were partially offset by lower raw material costs and savings in material and labor costs from the Carlisle Operating System.  CCM incurred plant startup expense at its new PVC facility of $1.8 million during the second quarter of 2014.  By comparison, CCM incurred plant startup expense in the prior year second quarter of $1.3 million.

For the first six months of 2014, the decrease in CCM’s EBIT margin of 90 basis points versus the prior year reflected higher per unit costs driven by lower capacity utilization at its new polyiso facilities primarily incurred in the first quarter of 2014 and increased expense for freight, warranty related costs and plant startup primarily incurred in the second quarter of 2014. For the first six months of 2014, CCM incurred plant startup expense at its new PVC facility of $3.6 million.  By comparison, included in CCM’s EBIT for the six month period ending June 30, 2013 were plant startup costs of $3.0 million.

Beginning in 2012, CCM has made significant investments in new plant construction, with capital expenditures of $81.5 million and $64.5 million in 2012 and 2013, respectively. CCM’s capital expenditures in 2014 are expected to total $35 million.  In 2013, CCM completed construction on a 407,000 sq. ft. polyiso plant in Puyallup, WA to service demand in the Pacific-Northwest region.  During 2013, CCM completed construction on a 300,000 sq. ft. facility in Montgomery, NY to relocate polyiso operations from its previous 168,000 sq. ft. leased facility in Kingston, NY.  In addition, CCM completed construction of a new PVC (polyvinyl chloride) roofing membrane manufacturing line at its Greenville, Illinois location.  With the production startup of the PVC plant in the second quarter of 2014, CCM is the only manufacturer of EPDM, TPO and PVC.

Beginning in the third quarter 2013, CCM commenced a project to add TPO manufacturing capacity to its Carlisle, PA location to better service growing demand for TPO roofing applications in the Northeast.  This project is expected to be completed in the latter part of 2014.

CCM’s net sales and EBIT are generally higher in the second and third quarters of the year due to increased construction activity during these periods.  CCM’s commercial roofing business is comprised of approximately 75% of sales from reroofing, which derives demand from a large base of installed roofs requiring replacement in a given year, and 25% from roofing for commercial construction.  The outlook for commercial roofing is favorable due to increasing demand for commercial construction driven by underlying improvements in the housing market and availability of credit.  Budget constraints at local and federal government levels could have a negative impact of growth rates in the market for institutional construction.  Growth in demand in the commercial construction market can be negatively impacted by changes in fiscal policy and increases in interest rates.  For upcoming quarters, we expect CCM to achieve higher net sales in part driven by higher sales volume from increasing demand for commercial construction.  For the full year 2014, we expect high single-digit net sales growth and EBIT improvement on a year-over-year basis.

While market conditions in the commercial roofing market have improved, maintaining current selling price levels or implementing selling price increases remains challenging.  CCM’s ability to recover higher raw material costs through price increases or surcharges is subject to significant price competition. Particularly within its polyiso product line, CCM has been challenged in recovering selling price for historically higher raw material costs, increased freight expense and other higher product costs.

Carlisle Interconnect Technologies (“CIT”)

	Three Months Ended June 30,				Six Months Ended June 30,
			Change	Change			Change	Change
(in millions)	2014	2013	$	%	2014	2013	$	%

Net Sales	$162.2	$145.7	$16.5	11.3%	$313.1	$286.9	$26.2	9.1%

EBIT	$34.1	$22.3	$11.8	52.9%	$64.8	$40.7	$24.1	59.2%

EBIT Margin	21.0%	15.3%			20.7%	14.2%

CIT’s 11.3% net sales growth during the second quarter of 2014 primarily reflected higher sales volume driven by strong aerospace demand.  CIT’s net sales to the aerospace market were up 13% primarily on higher demand for in-flight entertainment and connectivity (IFEC) applications and increased net sales related to the Boeing 787 program.  Within the IFEC market, the implementation of on board connectivity programs following the FAA’s release of birdstrike compliance guidelines contributed to record demand for CIT’s connectivity applications.  CIT’s net sales to the military market increased by 3%. Net sales to the industrial market were down by 4%.  CIT also achieved significant growth in net sales into the test and measurement and medical markets, which together comprise less than 5% of CIT’s total net sales.

On a year-to-date basis, CIT’s 9.1% net sales growth reflected a 12% increase in aerospace net sales, a 15% increase in test and measurement net sales, partially offset by a 6% decline in military net sales and a 7% decline in net sales for CIT’s industrial connector applications.

CIT’s EBIT margin increased by 570 basis points in the second quarter of 2014 versus the prior year due to lower per unit costs resulting from higher capacity utilization driven by higher sales volume, and reduction in material usage and labor costs driven by the Carlisle Operating System.

CIT’s EBIT margin for the first six months of 2014 increased 650 basis points versus the prior year primarily due to lower per unit costs result from higher capacity utilization driven by higher sales volume, and reduction in material usage and labor costs driven by the Carlisle Operating System.  Included in CIT’s EBIT for the first six months of 2014 was $0.9 million in Other income for proceeds received in final settlement of the Thermax acquisition.  By comparison, included in CIT’s EBIT for the first six months of 2013 was $1.1 million in acquisition costs primarily due to additional costs of goods sold resulting from the fair valuation of acquired inventory.

In the second quarter 2014, CIT began construction on a new 190,000 sq. ft. manufacturing facility in Nogales, Mexico to meet growing demand for its aerospace applications.  The total cost of CIT’s new facility is expected to be $28 million and is expected to be completed in late 2014 to early 2015.

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

The market for in-flight entertainment and connectivity (“IFEC”) applications has been a growth area for CIT over the past several quarters and the outlook remains positive.  One of CIT’s key IFEC customers comprises approximately 18% of CIT’s overall net sales. Much of CIT’s current net sales for IFEC applications pertain to passenger entertainment systems installed in aircraft seating.  Demand to add on board connectivity to use in either installed systems or a personal device is increasing.  Significant product development is occurring within the aerospace industry to develop applications for on board connectivity.  Over the longer term, demand for aerospace connectivity applications is expected to increase significantly but may result in lower or more moderate demand for seat installed IFEC applications.  CIT manufactures and markets separate applications for both the on board connectivity and seat installed IFEC space.  Future demand could also be impacted by customer in-sourcing of products currently supplied by CIT.

The outlook for military applications is expected to remain at current levels for the near term due to ongoing government budget constraints.  The outlook for the industrial market is expected to be moderately positive reflecting a slight recovery in the heavy equipment industry and growth in energy exploration and automotive applications.  CIT made investments in 2013 to expand into the medical cabling industry and has started to generate additional net sales in this area in 2014.

Carlisle Brake & Friction (“CBF”)

	Three Months Ended June 30,				Six Months Ended June 30,
			Change	Change			Change	Change
(in millions)	2014	2013	$	%	2014	2013	$	%

Net Sales	$97.6	$93.6	$4.0	4.3%	$189.8	$184.4	$5.4	2.9%

EBIT	$10.8	$12.4	$(1.6)	(12.9)%	$20.0	$23.4	$(3.4)	(14.5)%

EBIT Margin	11.1%	13.2%			10.5%	12.7%

CBF’s 4.3% net sales increase reflected 2.3% organic sales growth and a 2.0% positive impact on net sales from fluctuations in foreign exchange rates primarily reflecting the increase in the Euro and British pound versus the U.S. dollar. CBF’s 2.3% organic sales growth reflected higher sales volume primarily on net sales growth in its construction market, partially offset by lower selling price.  CBF’s net sales to the construction and agriculture markets grew by 11% and 2%, respectively.  The year-over-year growth rate in the construction market in the second quarter 2014 was higher than the year-over-year first quarter 2014 growth rate of 3% reflected improving market conditions.  In the agriculture market, year-over-year net sales growth was lower in the second quarter 2014, versus more robust 17% year-over-year growth in the first quarter 2014, reflecting the impact of lower crop prices and lower farm income reducing equipment demand.  Net sales to the mining market in the second quarter 2014 declined by 2% versus the prior year, an improvement versus previous quarters of double digit year-over-year percentage net sales declines.

For the first six months of 2014, CBF’s 2.9% net sales increase reflected 1.1% organic sales growth and a 1.8% positive impact on net sales from fluctuations in foreign exchange rates.  CBF’s organic sales growth reflected modest sales volume growth partially offset by lower selling price.  Net sales to the construction and agriculture markets increased by 4% and 9%, respectively, partially offset by a 12% decline in net sales to the mining market.  Overall, CBF’s second quarter 2014 results represent its second consecutive quarter of net sales growth following six previous quarters of net sales contraction primarily due to the decline in worldwide heavy equipment demand that significantly impacted the construction and mining industries beginning in the second half of 2012.

CBF’s EBIT margin declined 210 basis points during the second quarter primarily due to the aforementioned lower selling price.  CBF’s 220 basis EBIT margin decline during the first six months of 2014 was similarly impacted by lower selling price.

On October 11, 2013, to further streamline operations and reduce manufacturing costs, CBF announced plans to close its manufacturing facility in Akron, OH, relocate manufacturing previously conducted at this facility to other CBF facilities, and sell the facility’s remaining assets.  The project is expected to be completed in the latter part of 2014 with total expected costs of $2.9 million, including employee termination, accelerated depreciation, impairment of long-lived assets and equipment relocation costs.  The Company incurred $0.9 million of exit and disposal costs in 2013 and $0.6 million of exit and disposal costs in the first six months of 2014.  The Company expects to incur remaining costs of $1.4 million in the third and fourth quarters of 2014.  Annualized savings from this project are estimated to be $0.6 million to be realized beginning in 2015.

Recovery in CBF’s markets during 2014 is expected to be mild with the outlook for construction expected to improve modestly.  The outlook for net sales to the agriculture market by CBF for the remainder of 2014 may continue to be constrained by lower crop prices impacting farmer income and resulting equipment demand.  Demand for mining is expected to remain at its current levels through 2014.  CBF has also been experiencing pricing pressure which may continue to negatively impact net sales and EBIT in future periods.  One of CBF’s customers represents approximately 18% of CBF’s net sales.  Decline in net sales from this global OEM customer had a significant impact on CBF’s overall net sales decline during 2013.  CBF has expanded its customer base to drive additional sales and future growth.  For the full year 2014, we expect CBF’s net sales growth to be modestly positive reflecting recovery in some of its key markets and net sales from new product initiatives.

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

Carlisle FoodService Products (“CFSP”)

	Three Months Ended June 30,				Six Months Ended June 30,
			Change	Change			Change	Change
(in millions)	2014	2013	$	%	2014	2013	$	%

Net Sales	$64.1	$62.8	$1.3	2.1%	$123.9	$120.8	$3.1	2.6%

EBIT	$8.4	$7.3	$1.1	15.1%	$15.4	$12.4	$3.0	24.2%

EBIT Margin	13.1%	11.6%			12.4%	10.3%

CFSP’s 2.1% net sales increase during the second quarter of 2014 primarily reflected higher sales volume.  Net sales to the healthcare market increased by 13% primarily driven by increased sales volume from higher demand for equipment.  This growth was partially offset by a decline in net sales to the foodservice market, which were 3% lower primarily due to lower international demand.  Net sales to the janitorial/sanitation market, which currently comprises approximately 10% of CFSP’s total net sales, grew 3%.

For the first six months of 2014, CFSP’s 2.6% net sales increase primarily reflected higher sales volume.  Net sales to the healthcare and janitorial/sanitation markets increased by 12% and 6%, respectively.  These increases were partially offset by a decline in net sales to the foodservice products market of 3%.

CFSP’s EBIT in the second quarter 2014 grew 15% primarily due to a $1.1 million gain from the sale of property in The Netherlands during the second quarter 2014.  CFSP’s 24% EBIT growth and 210 basis point EBIT margin increase during the first six months of 2014 primarily reflected lower per unit costs from higher capacity utilization on higher sales volume, lower material and labor costs from the Carlisle Operating System and the aforementioned gain on the sale of property.  CFSP’s EBIT during the first six months of 2013 included $0.4 million in expense related to plant restructuring activities.

The outlook for the foodservice, healthcare and janitorial/sanitation market in 2014 is positive within a low to mid single digit percentage range.  The healthcare market has been challenging due to cost pressures within this market; however pent-up demand for replacement equipment is expected to provide modest net sales and EBIT growth in 2014.  CFSP made significant performance improvements throughout the course of 2013 including reducing operating costs and exiting unprofitable sales channels which led to increased EBIT margin.  Continued year-over-year margin increases are expected in upcoming periods based upon ongoing EBIT improvement initiatives addressing both product costs and sales.

Corporate expense

	Three Months Ended June 30,				Six Months Ended June 30,
			Change	Change			Change	Change
(in millions)	2014	2013	$	%	2014	2013	$	%

Corporate expenses	$12.1	$10.9	$1.2	(11.0)%	$27.8	$25.7	$2.1	(8.2)%

As a percentage of net sales	1.4%	1.4%			1.8%	1.8%

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

Corporate expenses increased in 2014 versus the prior year primarily due to higher staffing costs and investments in information systems security.

Liquidity and Capital Resources

We maintain liquidity sources primarily consisting of cash and cash equivalents and our committed unused credit facility.  As of June 30, 2014 we had $757.0 million of cash on hand, of which $180.3 million was located in wholly owned subsidiaries of the Company outside the United States.  Cash held by subsidiaries outside the United States is held in U.S. dollars or in the currency of the country in which it is located.  It is our intention to use cash held outside the United States to fund the operating activities of our foreign subsidiaries, to make further investments in our foreign operations and to invest in additional growth opportunities for the Company through acquisitions.  Cash outside the United States is generally held in deposit accounts with banking institutions that are parties to our credit facility. The majority of these accounts are at bank subsidiaries that are owned by U.S. corporate banks.  Repatriation of cash held by foreign subsidiaries may require the accrual and payment of taxes in the United States; however, we consider such cash to be permanently reinvested in our foreign operations and our current plans do not demonstrate a need to, nor do we plan to, repatriate such cash to fund U.S. operations and corporate activities.  We plan to continue to invest in our international business and potential acquisitions to achieve our stated goal of 30% of net sales outside of the United States.

In addition, cash held by subsidiaries in China is subject to local laws and regulations that require government approval for conversion of such cash to and from U.S. dollars as well as for transfer of such cash to entities that are outside of China.  As of June 30, 2014, we had cash and cash equivalents of $27.5 million located in wholly owned subsidiaries of the Company within China.

Sources and Uses of Cash and Cash Equivalents

	Six Months Ended June 30,
(in millions)	2014	2013	Change
Net cash provided by operating activities	$70.4	$119.5	$(49.1)
Net cash used in investing activities	(50.5)	(49.1)	(1.4)
Net cash used in financing activities	(17.2)	(13.9)	(3.3)
Effect of exchange rate changes on cash	(0.2)	(0.8)	0.6
Change in cash and cash equivalents	$2.5	$55.7

Net cash provided by operating activities of $70.4 million for the six months ended June 30, 2014 was $49.1 million lower than the prior year primarily due to the disposition of the Transportation Products business on December 31, 2013.  Cash flow provided by the divested Transportation Products business was concentrated in the first half of 2013 reflecting the seasonal nature of the lawn and garden market.  For the full year 2014, we anticipate cash provided from our continuing operations will be higher in the third and fourth quarters of this year, versus the first six months of this year, reflecting the seasonal nature of the Construction Materials segment.

We view the ratio of our average working capital balances (defined as the average of the quarter end balances of receivables, plus inventory less accounts payable) as a percentage of annualized sales (defined as year-to-date net sales calculated on an annualized basis) as an important measure of our ability to effectively manage our cash requirements in relation to changes in sales activity.  For the six months ending June 30, 2014, average working capital as a percentage of annualized sales decreased to 18.0%, from 19.5% during the same prior year period.  The reduction primarily reflected an increase in inventory turns and a reduction in Days Sales Outstanding (DSO) versus the prior year.

Cash used in investing activities was $50.5 million for the six months ended June 30, 2014, compared to $49.1 million for the six months ended June 30, 2013. Capital expenditures were $63.9 million in the six months ended June 30, 2014 compared to capital expenditures of $49.4 million in the six months ended June 30, 2013. Capital expenditures in 2014 include construction commencement of CIT’s new 190,000 sq. ft. facility in Nogales, Mexico.  We expect our full year capital expenditures will be approximately $117 million.  During the second quarter 2014 we received $9.7 million from the settlement of the working capital adjustment recognized in the first quarter of 2014 related to the sale of the Transportation Products business.

Cash used in financing activities for both of the six month periods ended June 30, 2014 and June 30, 2013 primarily reflects the payment of dividends offset by increased cash from stock option activity.

Debt Instruments and Covenants

At June 30, 2014, we had $600 million available under our $600 million revolving credit facility. We did not incur any borrowings under the revolving credit facility during the six months ended June 30, 2014.  We also maintain a $45 million uncommitted line of credit, of which $45 million was available at June 30, 2014.

We have senior unsecured notes outstanding of $150 million due 2016 (at a stated interest rate of 6.125%), $250 million due 2020 (at a stated interest rate of 5.125%) and $350 million due 2022 (at a stated interest rate of 3.75%) that are rated BBB by Standard & Poor’s and Baa2 by Moody’s.  We view our debt to capital ratio (defined as short-term debt plus long-term debt divided by the sum of total Shareholders’ equity, long-term debt and short-term debt) as an important indicator of our ability to utilize debt in financing acquisitions. As of June 30, 2014, our debt to capital ratio was 26%.

Under the Company’s various debt and credit facilities, the Company is required to meet various restrictive covenants and limitations, including limitations on certain leverage ratios, interest coverage and limits on outstanding debt balances held by certain subsidiaries.  The Company was in compliance with all covenants and limitations as of June 30, 2014 and December 31, 2013.

New Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  Under ASU 2014-08, only disposals representing a strategic shift in operations should be presented as discontinued operations.  Those strategic shifts should have a major effect on the organization’s operations and financial results.  Additionally, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations.  ASU 2014-08 is effective for fiscal and interim periods beginning on or after December 15,

2014.  The impact of the adoption of this ASU on the Company’s results of operation, financial position, cash flows and disclosures will be based on the Company’s future disposal activity.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers.  ASU 2014-09 outlines a single, comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance issued by the FASB, including industry specific guidance.  ASU 2014-09 provides accounting guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts with customer to provide goods and services.  The guidance also provides a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets, such as property and equipment, including real estate.

ASU 2014-09 is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2016.  The new standard must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach.  The modified retrospective approach requires that the new standard be applied to all new and existing contracts as of the date of adoption, with a cumulative catch-up adjustment recorded to the opening balance of retained earnings at the effective date for existing contracts that still require performance by the entity.  Under the modified retrospective approach, amounts reported prior to the date of adoption will be presented under existing guidance.

ASU 2014-09 also requires entities to disclose both quantitative and qualitative information to enable users of the financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

We have not yet determined the impact of adopting the standard on our financial statements nor have we yet determined whether we will utilize the full retrospective or modified retrospective approach.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes in the Company’s market risk for the period ended June 30, 2014. For additional information, refer to Item 7A of the Company’s 2013 Annual Report on Form 10-K.

Item 4. Controls and Procedures

(a) Under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation and as of June 30, 2014, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective.

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

Item 1A. Risk Factors

During the three months ended June 30, 2014, there were no material changes to the risk factors disclosed in “PART I—Item 1A. Risk Factors” of the Company’s 2013 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s repurchases of equity securities during the period April 1, 2014 through June 30, 2014 were as follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 2014	—	$—	—
May 2014	10,334	$82.85	—
June 2014	—	$—	—
Total	10,334		—	3,014,165

(1)         Represents the number of shares that can be repurchased under the Company’s stock repurchase program.  The stock repurchase program was originally approved on November 3, 1999, and was reactivated on August 17, 2004.  At the time of the authorization, the Company had the authority to purchase 741,890 split-adjusted shares of common stock.  The Board of Directors authorized the repurchase of an additional 2,500,000 shares of the Company’s common stock on August 1, 2007, and the repurchase of an additional 1,400,000 shares of the Company’s common stock on February 12, 2008.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5.          Other Information

None.

Item 6.          Exhibits

(10.1)                                        Form of Restricted Share Agreement with Non-Competition Covenant with Messrs. Altmeyer, Berlin, and Koch

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

July 22, 2014

	By:	/s/ Steven J. Ford
Name: Steven J. Ford
Title: Vice President and Chief Financial Officer