Form 10-Q
period 2014-09-30
CARLISLE COMPANIES INC
filed 2014-10-21
CIK 790051

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

Shares of common stock outstanding at October 17, 2014: 64,166,418

Item 1. Financial Statements

Carlisle Companies Incorporated

Unaudited Condensed Consolidated Statements of Earnings and Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions except share and per share amounts)	2014	2013	2014	2013

Net sales	$904.1	$796.8	$2,414.0	$2,219.0

Cost of goods sold	667.0	596.5	1,790.2	1,659.2
Selling and administrative expenses	94.4	87.1	282.0	265.5
Research and development expenses	8.6	7.0	25.0	21.7
Other (income) expense, net	0.1	(3.4)	(2.5)	(1.8)

Earnings before interest and income taxes	134.0	109.6	319.3	274.4

Interest expense, net	7.7	8.5	23.8	25.4
Earnings before income taxes from continuing operations	126.3	101.1	295.5	249.0

Income tax expense (Note 6)	40.0	34.7	97.1	74.0
Income from continuing operations	86.3	66.4	198.4	175.0

Discontinued operations (Note 4)
Income (loss) before income taxes	(0.6)	13.9	(1.7)	(58.5)
Income tax (benefit) expense	(1.6)	3.7	(1.7)	(23.5)
Income (loss) from discontinued operations	1.0	10.2	—	(35.0)
Net income	$87.3	$76.6	$198.4	$140.0

Basic earnings (loss) per share attributable to common shares
Income from continuing operations	$1.34	$1.04	$3.07	$2.74
Income (loss) from discontinued operations	0.01	0.16	—	(0.54)
Basic earnings per share	$1.35	$1.20	$3.07	$2.20

Diluted earnings (loss) per share attributable to common shares
Income from continuing operations	$1.31	$1.02	$3.01	$2.69
Income (loss) from discontinued operations	0.01	0.15	—	(0.53)
Diluted earnings per share	$1.32	$1.17	$3.01	$2.16

Average shares outstanding - in thousands
Basic	64,149	63,567	64,043	63,429
Diluted	65,447	64,890	65,315	64,714

Dividends declared and paid	$16.2	$14.1	$45.0	$39.7
Dividends declared and paid per share	$0.25	$0.22	$0.69	$0.62

Comprehensive Income
Net income	$87.3	$76.6	$198.4	$140.0
Other comprehensive income (loss) (Note 17)
Change in foreign currency translation	(18.1)	11.5	(16.4)	1.1
Change in accrued post-retirement benefit liability, net of tax	0.7	0.9	1.3	3.3
Loss on hedging activities, net of tax	(0.1)	(0.1)	(0.3)	(0.3)
Other comprehensive income (loss)	(17.5)	12.3	(15.4)	4.1
Comprehensive income	$69.8	$88.9	$183.0	$144.1

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

Carlisle Companies Incorporated

Condensed Consolidated Balance Sheets

	September 30,	December 31,
(in millions except share and per share amounts)	2014	2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$805.1	$754.5
Receivables, net of allowance of $3.5 in 2014 and $3.3 in 2013	548.7	399.6
Inventories (Note 8)	334.3	298.8
Deferred income taxes	35.6	35.7
Prepaid expenses and other current assets	37.4	46.4
Total current assets	1,761.1	1,535.0

Property, plant and equipment, net of accumulated depreciation of of $502.4 in 2014 and $468.0 in 2013 (Note 9)	537.6	497.2

Other assets:
Goodwill, net (Note 10)	854.8	858.7
Other intangible assets, net (Note 10)	545.3	579.8
Other long-term assets	19.6	22.3
Total other assets	1,419.7	1,460.8

TOTAL ASSETS	$3,718.4	$3,493.0

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$242.8	$187.0
Accrued expenses	176.8	172.0
Deferred revenue (Note 14)	17.7	17.4
Total current liabilities	437.3	376.4

Long-term liabilities:
Long-term debt (Note 12)	751.3	751.0
Deferred revenue (Note 14)	148.0	143.6
Other long-term liabilities (Note 16)	231.2	235.9
Total long-term liabilities	1,130.5	1,130.5

Shareholders’ equity:
Preferred stock, $1 par value per share. Authorized and unissued 5,000,000 shares	—	—
Common stock, $1 par value per share. Authorized 100,000,000 shares; 78,661,248 shares issued; 64,163,328 outstanding in 2014 and 63,658,777 outstanding in 2013	78.7	78.7
Additional paid-in capital	222.6	201.1
Deferred Compensation - Equity	6.1	3.0
Cost of shares in treasury - 14,249,807 shares in 2014 and 14,761,481 shares in 2013	(207.6)	(209.5)
Accumulated other comprehensive loss	(46.9)	(31.5)
Retained earnings	2,097.7	1,944.3
Total shareholders’ equity	2,150.6	1,986.1

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,718.4	$3,493.0

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

Carlisle Companies Incorporated

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
(in millions)	2014	2013

Operating activities
Net income	$198.4	$140.0
Reconciliation of net income to cash flows from operating activities:
Depreciation	47.4	59.1
Amortization	28.4	30.8
Non-cash compensation, net of tax benefit	10.3	10.2
(Gain) loss on sale of property and equipment, net	(1.9)	0.4
Impairment of assets	—	100.0
Deferred taxes	(0.7)	(39.6)
Foreign exchange gain	(0.3)	(0.2)
Changes in assets and liabilities, excluding effects of acquisitions and divestitures:
Receivables	(152.5)	(90.4)
Inventories	(38.1)	56.2
Prepaid expenses and other assets	(2.4)	0.8
Accounts payable	57.8	14.6
Accrued expenses and deferred revenues	16.0	33.8
Long-term liabilities	3.1	(0.9)
Other operating activities	(0.8)	0.7
Net cash provided by operating activities	164.7	315.5

Investing activities
Capital expenditures	(93.1)	(77.7)
Proceeds from sale of property and equipment	2.7	6.7
Proceeds from sale of business	9.7	—
Net cash used in investing activities	(80.7)	(71.0)

Financing activities
Net change in short-term borrowings and revolving credit lines	—	(0.2)
Dividends	(45.0)	(39.7)
Proceeds from issuance of treasury shares and stock options, net	12.7	15.5
Net cash used in financing activities	(32.3)	(24.4)

Effect of exchange rate changes on cash and cash equivalents	(1.1)	(0.2)
Change in cash and cash equivalents	50.6	219.9
Cash and cash equivalents
Beginning of period	754.5	112.5
End of period	$805.1	$332.4

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers.  ASU 2014-09 outlines a single, comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance issued by the FASB, including industry specific guidance.  ASU 2014-09 provides accounting guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts with customers to provide goods and services.  The guidance also provides a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets, such as property and equipment, including real estate.

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

We have not yet determined the impact of adopting the standard on our financial statements nor have we determined whether we will utilize the full retrospective or the modified retrospective approach.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern.  The new standard provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements.  Management will be required to perform interim and annual assessments of the Company’s ability to continue as a going concern within one year of the date the financial statements are issued.  ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.  The adoption of this standard is not expected to have an impact on the Company’s financial statement disclosures.

Note 3—Segment Information

The Company’s operations are reported in the following segments:

Carlisle Construction Materials (“CCM” or the “Construction Materials segment”)—the principal products of this segment are insulation materials, rubber (EPDM), thermoplastic polyolefin (TPO), and polyvinyl chloride (PVC) roofing membranes used predominantly on non-residential low-sloped roofs, related roofing accessories, including flashings, fasteners, sealing tapes, and coatings and waterproofing products. The markets served include new construction, re-roofing and maintenance of low-sloped roofs, water containment, HVAC sealants, and coatings and waterproofing.

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

Corporate EBIT includes other unallocated costs, primarily general corporate expenses. Corporate assets consist primarily of cash and cash equivalents, deferred taxes, corporate aircraft, and other invested assets.

Financial information for continuing operations by reportable segment is included in the following summary:

Three Months Ended September 30,	2014		2013
(in millions)	Net Sales(1)	EBIT	Net Sales(1)	EBIT

Carlisle Construction Materials	$589.1	$97.0	$505.7	$83.0
Carlisle Interconnect Technologies	164.4	33.9	147.8	24.8
Carlisle Brake & Friction	89.3	6.1	85.2	5.2
Carlisle FoodService Products	61.3	7.4	58.1	6.9
Corporate	—	(10.4)	—	(10.3)

Total	$904.1	$134.0	$796.8	$109.6

Nine Months Ended September 30,	2014			2013
(in millions)	Net Sales(1)	EBIT	Assets	Net Sales(1)	EBIT	Assets

Carlisle Construction Materials	$1,472.2	$210.0	$1,033.6	$1,335.8	$197.0	$966.3
Carlisle Interconnect Technologies	477.5	98.7	1,042.1	434.7	65.5	1,028.0
Carlisle Brake & Friction	279.1	26.1	602.7	269.6	28.6	601.4
Carlisle FoodService Products	185.2	22.9	204.2	178.9	19.3	187.2
Corporate	—	(38.4)	835.8	—	(36.0)	367.3

Total	$2,414.0	$319.3	$3,718.4	$2,219.0	$274.4	$3,150.2

(1) Excludes intersegment sales

A reconciliation of assets reported above to the amounts presented on the Condensed Consolidated Balance Sheet is as follows:

	September 30,	September 30,
(in millions)	2014	2013
Assets per table above	$3,718.4	$3,150.2
Assets held for sale	—	446.7
Total Assets per Consolidated Balance Sheet	$3,718.4	$3,596.9

Note 4—Discontinued Operations

On December 31, 2013, the Company sold its Transportation Products business, subject to the working capital adjustment component of the sale agreement.  The working capital adjustment was finalized during 2014 for $9.7 million and resulted in a $1.0 million after-tax loss.  The after-tax loss was reported in discontinued operations in the first quarter.

After-tax loss from Discontinued Operations for the nine months ended September 30, 2013 of $35.0 million reflects the operations of the Transportation Products business which included a $100.0 million goodwill impairment charge recorded during the second quarter of 2013.  For the nine months ended September 30, 2013, the Transportation Products business had net sales of $602.9 million.

Note 5—Stock-Based Compensation

Stock-based compensation cost is recognized over the requisite service period, which generally equals the stated vesting period, unless the stated vesting period exceeds the date upon which an employee reaches retirement eligibility.  Pre-tax stock-based compensation expense in continuing operations was $2.9 million and $2.6 million for the three month periods ended September 30, 2014 and 2013, respectively and $13.6 million and $13.1 million for the nine months ended September 30, 2014 and 2013 respectively.

2008 Executive Incentive Program

The Company maintains an Executive Incentive Program (the “Program”) for executives and certain other employees of the Company and its operating divisions and subsidiaries. The Program was approved by shareholders on April 20, 2004. The Program allows for awards to eligible employees of stock options, restricted stock, stock appreciation rights, performance shares and units or other awards based on Company common stock. At September 30, 2014, 2,645,966 shares were available for grant under this plan, of which 454,597 shares were available for the issuance of stock awards.

2005 Nonemployee Director Equity Plan

The Company also maintains the Nonemployee Director Equity Plan (the “Plan”) for members of its Board of Directors, with the same terms and conditions as the Program. At September 30, 2014, 256,833 shares were available for grant under this plan, of which 26,833 shares were available for the issuance of stock awards. Members of the Board of Directors that receive stock-based compensation are treated as employees for accounting purposes.

Grants

For the nine months ended September 30, 2014, the Company awarded 259,035 stock options, 104,773 restricted stock awards, 67,970 performance share awards and 10,377 restricted stock units with an aggregate grant-date fair value of approximately $20.3 million to be expensed over the requisite service period for each award.

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

Pre-tax share-based compensation expense related to stock options was $0.9 million and $1.1 million for the three month periods ended September 30, 2014 and 2013, respectively, and $3.1 million and $3.5 million for the nine months ended September 30, 2014 and 2013, respectively.

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

Deferred Compensation - Equity

Certain employees are eligible to participate in the Company’s Non-qualified Deferred Compensation Plan (the “Deferred Compensation Plan”).  Participants may elect to defer all or part of their stock-based compensation.  Participants have elected to defer 189,980 shares of Company common stock as of September 30, 2014 and 201,060 shares as of December 31, 2013.

Note 6—Income Taxes

The effective income tax rate on continuing operations for the three months and nine months ended September 30, 2014 were 31.7% and 32.9%, respectively.  The year to date provision for income taxes includes taxes on earnings at an anticipated rate of approximately 33% and year to date net discrete tax benefit of $0.6 million.

The effective tax rate on continuing operations for the nine months ended September 30, 2013 was 29.7%.  This rate was favorably impacted by a tax election made in a foreign jurisdiction that resulted in the release of deferred tax liabilities with a corresponding tax benefit of approximately $11.8 million in the first nine months of 2013.

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

The following reflects the Income from continuing operations and share data used in the basic and diluted earnings per share computations using the two-class method:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions except share and per share amounts)	2014	2013	2014	2013

Numerator:

Income from continuing operations	$86.3	$66.4	$198.4	$175.0
Less: dividends declared - common stock outstanding, restricted shares and restricted share units	(16.2)	(14.1)	(45.0)	(39.7)
Undistributed earnings	70.1	52.3	153.4	135.3
Percent allocated to common shareholders (1)	99.5%	99.5%	99.5%	99.5%
	69.7	52.0	152.6	134.6
Add: dividends declared - common stock	16.0	14.0	44.2	39.5
Numerator for basic and diluted EPS	$85.7	$66.0	$196.8	$174.1

Denominator (in thousands):
Denominator for basic EPS: weighted-average common shares outstanding	64,149	63,567	64,043	63,429
Effect of dilutive securities:
Performance awards	306	374	306	374
Stock options	992	949	966	911
Denominator for diluted EPS: adjusted weighted average common shares outstanding and assumed conversion	65,447	64,890	65,315	64,714

Per share income from continuing operations:
Basic	$1.34	$1.04	$3.07	$2.74
Diluted	$1.31	$1.02	$3.01	$2.69

(1) Basic weighted-average common shares outstanding	64,149	63,567	64,043	63,429
Basic weighted-average common shares outstanding, unvested restricted shares expected to vest and restricted share units	64,492	63,892	64,386	63,755
Percent allocated to common shareholders	99.5%	99.5%	99.5%	99.5%

To calculate earnings per share for Income from discontinued operations and for Net income, the denominator for both basic and diluted earnings per share is the same as used in the above table.  Income from discontinued operations and Net income were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2014	2013	2014	2013

Income (loss) from discontinued operations attributable to common shareholders for basic and diluted earnings per share	$1.0	$10.2	$—	$(35.0)

Net income attributable to common shareholders for basic and diluted earnings per share	$86.7	$76.2	$196.8	$139.3

Note 8—Inventories

The components of Inventories at September 30, 2014 and December 31, 2013 were as follows:

	September 30,	December 31,
(in millions)	2014	2013

Finished goods	$180.3	$163.7
Work-in-process	47.2	40.2
Raw materials	132.7	121.3
Reserves	(25.9)	(26.4)
Inventories	$334.3	$298.8

Note 9—Property, Plant and Equipment

The components of Property, plant and equipment at September 30, 2014 and December 31, 2013 were as follows:

	September 30,	December 31,
(in millions)	2014	2013
Land	$38.1	$38.9
Buildings and leasehold improvements	263.9	259.1
Machinery and equipment	658.4	606.9
Projects in progress	79.6	60.3
	1,040.0	965.2
Accumulated depreciation	(502.4)	(468.0)
Property, plant and equipment, net	$537.6	$497.2

Note 10—Goodwill and Other Intangible Assets

The changes in the carrying amount of Goodwill, net for the nine months ended September 30, 2014 were as follows:

	Construction	Interconnect	Brake and	FoodService
(in millions)	Materials	Technologies	Friction	Products	Total
Gross balance at January 1, 2014	$129.1	$442.6	$226.7	$60.3	$858.7
Currency translation	(3.9)	—	—	—	(3.9)
Gross balance at September 30, 2014	125.2	442.6	226.7	60.3	854.8
Accumulated impairment losses	—	—	—	—	—
Net balance at September 30, 2014	$125.2	$442.6	$226.7	$60.3	$854.8

The Company’s Other intangible assets, net at September 30, 2014, were as follows:

	Acquired	Accumulated	Net Book
(in millions)	Cost	Amortization	Value
Assets subject to amortization:
Patents	$131.8	$(35.2)	$96.6
Customer Relationships	439.6	(115.2)	324.4
Other	19.2	(11.6)	7.6
Assets not subject to amortization:
Trade names	116.7	—	116.7
Other intangible assets, net	$707.3	$(162.0)	$545.3

The Company’s Other intangible assets, net at December 31, 2013, were as follows:

	Acquired	Accumulated	Net Book
(in millions)	Cost	Amortization	Value
Assets subject to amortization:
Patents	$134.6	$(29.2)	$105.4
Customer Relationships	443.3	(95.8)	347.5
Other	19.0	(10.1)	8.9
Assets not subject to amortization:
Trade names	118.0	—	118.0
Other intangible assets, net	$714.9	$(135.1)	$579.8

Estimated amortization expense for the remainder of 2014 and the next four years is as follows: $9.2 million remaining in 2014, $36.2 million in 2015, $35.3 million in 2016, $34.5 million in 2017, and $34.4 million in 2018.

The net carrying values of the Company’s Other intangible assets by reportable segment were as follows:

	September 30,	December 31,
(in millions)	2014	2013

Carlisle Construction Materials	$76.4	$86.9
Carlisle Interconnect Technologies	313.7	330.8
Carlisle Brake & Friction	125.2	130.1
Carlisle FoodService Products	30.0	32.0
Total	$545.3	$579.8

Note 11—Commitments and Contingencies

Leases

The Company currently leases a portion of its manufacturing facilities, distribution centers, and equipment, some of which include scheduled rent increases stated in the lease agreement generally expressed as a stated percentage increase of the minimum lease payment over the lease term.  The Company currently has no leases that require rent to be paid based on contingent events nor has it received any lease incentive payments.  Rent expense was $17.6 million and $16.8 million for the nine months ended September 30, 2014 and 2013, respectively, inclusive of rent based on scheduled rent increases and rent holidays recognized on a straight-line basis.  Future minimum payments under the Company’s various non-cancelable operating leases are approximately $4.3 million for the remainder of 2014, $15.5 million in 2015, $12.5 million in 2016, $10.2 million in 2017, $8.4 million in 2018, and $14.4 million thereafter.

Purchase Obligations

Although the Company has entered into purchase agreements for certain key raw materials, there were no such contracts with a term exceeding one year in place at September 30, 2014.

Workers’ Compensation Claims and Related Losses

The Company has accrued approximately $25.5 million and $26.9 million related to workers’ compensation claims at September 30, 2014 and December 31, 2013, respectively.  At September 30, 2014, $7.7 million and $17.8 million are included in Accrued expenses and Other long-term liabilities, respectively, and at December 31, 2013, $9.1 million and $17.8 million were included in Accrued expenses and Other long-term liabilities, respectively in the Condensed Consolidated Balance Sheet.  Workers’ compensation obligations related to former employees associated with the Transportation Products business, and arising prior to the sale of the Transportation Products business, have been retained by the Company and the Company is obligated to pay the related claims until they are extinguished or otherwise settled.  The Company will not be held liable for any workers’ compensation claims related to the former Transportation Products business incurred after December 31, 2013.  The liability related to workers’ compensation claims, both those reported to the Company and those incurred but not yet reported, is estimated based on actuarial estimates, loss development factors, and the Company’s historical loss experience.

The Company maintains occurrence-based insurance contracts with certain insurance carriers in accordance with its risk management practices that provides for reimbursement of workers’ compensation claims in excess of $0.5 million.  The Company records a recovery receivable from the insurance carriers when such recovery is deemed probable based on the nature of the claim and history of recoveries.  At September 30, 2014 the Company did not have any recovery receivables recorded for workers’ compensation claims.

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

Environmental Matters

The Company is subject to increasingly stringent environmental laws and regulations, including those relating to air emissions, wastewater discharges, chemical and hazardous waste management and disposal. Some of these environmental laws hold owners or operators of land or businesses liable for their own and for previous owners’ or operators’ releases of hazardous or toxic substances or wastes. Other environmental laws and regulations require the obtainment of and compliance with environmental permits. To date, costs of complying with environmental, health, and safety requirements have not been material and we do not currently have any significant accruals related to potential future costs of environmental remediation at September 30, 2014, nor do we have an asset retirement obligation recorded at those dates.  However, the nature of the Company’s operations and its long history of industrial activities at certain of its current or former facilities, as well as those acquired, could potentially result in material environmental liabilities or asset retirement modifications.

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

Note 12—Borrowings

As of September 30, 2014 and December 31, 2013 the Company’s borrowings were as follows:

	September 30,	December 31,
(in millions)	2014	2013
3.75% notes due 2022, net of unamortized discount of ($0.9) and ($1.0), respectively	$349.1	$349.0
5.125% notes due 2020, net of unamortized discount of ($0.7) and ($0.8) respectively	249.3	249.2
6.125% notes due 2016, net of unamortized discount of ($0.2) and ($0.3) respectively	149.8	149.7
Revolving credit facility	—	—
Industrial development and revenue bonds through 2018	3.0	3.0
Other, including capital lease obligations	0.1	0.1
Total long-term debt	751.3	751.0
Less current portion	—	—
Total long-term debt, net of current portion	$751.3	$751.0

Revolving Credit Facilities

As of September 30, 2014, the Company had $600.0 million available under its Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”) administered by JPMorgan Chase Bank, N.A.  During the nine months ended September 30, 2014 and September 30, 2013 there were no borrowings under the revolving credit facility.

Uncommitted Line of Credit

The Company also maintains an uncommitted line of credit of which $45.0 million was available for borrowing as of September 30, 2014 and December 31, 2013.  During the nine months ended September 30, 2014 and September 30, 2013 there were no borrowings under the uncommitted line of credit.

Covenants and Limitations

Under the Company’s various debt and credit facilities, the Company is required to meet various restrictive covenants and limitations, including limitations on certain leverage ratios, interest coverage and limits on outstanding debt balances held by certain subsidiaries. The Company was in compliance with all covenants and limitations as of September 30, 2014 and December 31, 2013.

Other Matters

Cash payments for interest were $22.2 million and $22.0 million in the nine months ended September 30, 2014 and 2013, respectively.  Interest expense, net is presented net of interest income of $1.1 million and $0.3 million in the nine months ended September 30, 2014 and 2013, respectively.

At September 30, 2014, the fair value of the Company’s par value $350 million, 3.75% senior notes due 2022, $250 million, 5.125% senior notes due 2020, and par value $150 million, 6.125% senior notes due 2016, using Level 2 inputs in the fair value hierarchy, was approximately $343.1 million, $267.9 million and $160.5  million, respectively. Fair value is estimated based on current yield rates plus the Company’s estimated credit spread available for financings with similar terms and maturities.

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

Components of net periodic benefit cost were as follows:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2014	2013	2014	2013

Service cost	$0.9	$1.1	$2.7	$3.3
Interest cost	1.9	1.7	5.8	5.2
Expected return on plan assets	(2.6)	(2.7)	(8.0)	(8.0)
Amortization of unrecognized loss	1.1	1.2	3.2	3.6

Net periodic benefit cost	$1.3	$1.3	$3.7	$4.1

The Company made no contributions to the pension plans during the nine months ended September 30, 2014.  No minimum contributions to the pension plans are required in 2014.  In light of the plans’ funded status, the Company does not expect to make discretionary contributions to its other pension plans in 2014.

During 2014, the Company expects to pay approximately $1.0 million in participant benefits under the non-funded executive supplemental and director plans.

Defined Contribution Plans

The Company maintains defined contribution plans covering a significant portion of its employees. Expenses for the plans were $2.8 million and $2.4 million for the three months ended September 30, 2014 and 2013, respectively and $8.4 million and $7.6 million for the nine months ended September 30, 2014 and 2013, respectively.

ESOP Plan

The Company sponsors an employee stock ownership plan (“ESOP”) as part of one of its existing defined contribution plans. Costs for the ESOP are included in the defined contribution plans noted above. The ESOP is available to eligible domestic employees and includes a match of contributions made by plan participants to the savings plan up to a maximum of 4.0% of a participant’s eligible compensation, divided between cash and an employee-directed election of the Company’s common stock, not to exceed 50% of the total match.  Participants are not allowed to direct savings plan contributions to an investment in the Company’s common stock. Total shares held by the ESOP were 1.4 million and 1.7 million at September 30, 2014 and December 31, 2013, respectively.

Note 14— Deferred Revenue and Extended Product Warranties

Deferred revenue consists primarily of unearned revenue related to separately priced extended warranty contracts on sales of certain products, the most significant being those offered on its installed roofing systems within the Construction Materials segment.

Roofing Systems Deferred Revenue

The amount of revenue recognized related to extended product warranties covering roofing systems was $4.9 million and $4.4 million for the three month periods ended September 30, 2014 and September 30, 2013, respectively, and $13.4 million and $12.9 million for the nine month periods ended September 30, 2014 and September 30, 2013, respectively.  Deferred revenue recognized in the Condensed Consolidated Balance Sheets includes the following related to roofing systems extended product warranty contracts:

	September 30,	December 31,
(in millions)	2014	2013
Deferred revenue
Current	$17.3	$17.0
Long-term	147.5	142.8
Deferred revenue liability	$164.8	$159.8

Expected costs of services to be performed under extended product warranty contracts are actuarially determined.  Any expected costs in excess of deferred revenue are recognized within Accrued expenses.

Other Deferred Revenue

Other deferred revenue recognized in the Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, mainly related to contracts on brake pads, was as follows:

	September 30,	December 31,
(in millions)	2014	2013
Deferred revenue
Current	$0.4	$0.4
Long-term	0.5	0.8
Deferred revenue liability	$0.9	$1.2

Note 15—Standard Product Warranties

The Company offers various warranty programs on its products included in the price of its products, primarily certain installed roofing systems, braking products, high-performance cables and assemblies, and foodservice equipment.  The Company’s liability for such warranty programs is included in Accrued expenses.  The change in the Company’s product warranty liabilities for the nine months ended September 30, 2014 and September 30, 2013 was as follows:

(in millions)	2014	2013
Balance at January 1	$14.3	$16.3
Current year provision	15.7	12.5
Current year claims	(14.1)	(13.6)
Balance at September 30	$15.9	$15.2

Note 16—Other Long-Term Liabilities

The components of Other long-term liabilities were as follows:

	September 30,	December 31,
(in millions)	2014	2013
Deferred taxes and other tax liabilities	$174.5	$177.6
Pension and other post-retirement obligations	18.8	18.9
Long-term workers compensation	17.8	17.8
Deferred compensation	13.6	11.3
Other	6.5	10.3
Other long-term liabilities	$231.2	$235.9

Note 17—Accumulated Other Comprehensive Income (Loss)

The changes in Accumulated other comprehensive income (loss) by component for the three months ended September 30, 2014 were as follows:

	Accrued	Foreign
	post-retirement	currency	Hedging
(in millions)	benefit liability(1)	translation	activities(2)	Total

Balance at June 30, 2014	$(27.6)	$(2.6)	$0.8	$(29.4)
Other comprehensive income (loss) before reclassifications		(18.1)	—	(18.1)
Amounts reclassified from accumulated other comprehensive loss	1.1	—	(0.2)	0.9
Income tax expense	(0.4)	—	0.1	(0.3)
Net other comprehensive income (loss)	0.7	(18.1)	(0.1)	(17.5)

Balance at September 30, 2014	$(26.9)	$(20.7)	$0.7	$(46.9)

The changes in Accumulated other comprehensive income (loss) by component for the three months ended September 30, 2013 were as follows:

	Accrued	Foreign
	post-retirement	currency	Hedging
(in millions)	benefit liability(1)	translation	activities(2)	Total

Balance at June 30, 2013	$(31.7)	$(13.1)	$1.1	$(43.7)
Other comprehensive income (loss) before reclassifications	—	11.5	—	11.5
Amounts reclassified from accumulated other comprehensive loss	1.5	—	(0.1)	1.4
Income tax expense	(0.6)	—	—	(0.6)
Net other comprehensive income (loss)	0.9	11.5	(0.1)	12.3

Balance at September 30, 2013	$(30.8)	$(1.6)	$1.0	$(31.4)

(1)         Current period amounts related to accrued post-retirement benefit liability are for amortization of unrecognized actuarial gains and losses which is included in net periodic benefit cost for pension and other post-retirement welfare plans.  See Note 13.

(2)         Current period amounts related to hedging activities are a reduction to interest expense.  See Note 20 in the Company’s 2013 Annual Report on Form 10-K for more information.

The changes in Accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2014 were as follows:

	Accrued	Foreign
	post-retirement	currency	Hedging
(in millions)	benefit liability(1)	translation	activities(2)	Total

Balance at December 31, 2013	$(28.2)	$(4.3)	$1.0	$(31.5)
Other comprehensive income (loss) before reclassifications	(0.6)	(16.4)	—	(17.0)
Amounts reclassified from accumulated other comprehensive loss	3.1	—	(0.5)	2.6
Income tax expense	(1.2)	—	0.2	(1.0)
Net other comprehensive income (loss)	1.3	(16.4)	(0.3)	(15.4)

Balance at September 30, 2014	$(26.9)	$(20.7)	$0.7	$(46.9)

The changes in Accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2013 were as follows:

	Accrued	Foreign
	post-retirement	currency	Hedging
(in millions)	benefit liability(1)	translation	activities(2)	Total

Balance at December 31, 2012	$(34.1)	$(2.7)	$1.3	$(35.5)
Other comprehensive income (loss) before reclassifications	0.5	1.1	—	1.6
Amounts reclassified from accumulated other comprehensive loss	4.4	—	(0.4)	4.0
Income tax expense	(1.6)	—	0.1	(1.5)
Net other comprehensive income (loss)	3.3	1.1	(0.3)	4.1

Balance at September 30, 2013	$(30.8)	$(1.6)	$1.0	$(31.4)

(1)         Current period amounts related to accrued post-retirement benefit liability are for amortization of unrecognized actuarial gains and losses which is included in net periodic benefit cost for pension and other post-retirement welfare plans.  See Note 13.

(2)         Current period amounts related to hedging activities are a reduction to interest expense.  See Note 20 in the Company’s 2013 Annual Report on Form 10-K for more information.

Note 18 — Subsequent Events

On October 1, 2014, the Company acquired LHi Technology (“LHi”), a leading designer, manufacturer and provider of cable assemblies and related interconnect components to the medical equipment and device industry.  LHi supplies world-class medical device manufacturers with interconnect components used for patient monitoring, electrosurgery, diagnostic imaging and surgical instrumentation.  The enterprise value of the transaction was $195 million.

LHi has manufacturing and assembly facilities in Shenzhen, China, and has annual sales of approximately $100 million. LHi sells its products globally to the world’s leading medical device manufacturers. The company designs, manufactures and sells customized, high-reliability wire, cable and components for transmission of data and power to and from medical devices used for a variety of medical applications. The business will operate as part of Carlisle Interconnect Technologies. Results of operations for LHi will be included in the Company’s condensed consolidated financial statements from the date of acquisition.

On October 8, 2014, the Company entered into a definitive agreement to purchase from Graco Inc. and its subsidiary Finishing Brands Holdings, Inc. their held separate liquid finishing business net assets (“Liquid Finishing Brands”) for $590 million in cash.  The Liquid Finishing Brands business was acquired by Graco in April 2012 as part of its purchase of the liquid and powder finishing businesses of Illinois Tool Works. The Liquid Finishing Brands business is currently being held separate from Graco’s other businesses pursuant to an order of the U.S. Federal Trade Commission (“FTC”), and Graco is required to sell the business within 180 days after entry of the FTC’s final divestiture order, which occurred on October 6, 2014.

The Liquid Finishing Brands business has annual sales of approximately $275 million and is a global manufacturer and supplier of liquid finishing equipment and systems serving diverse end markets for paints and coatings, including OE automotive, automotive refinishing, aerospace, agriculture, construction, marine, rail and other industrial applications.  The business operates from multiple locations in seven countries with approximately 57% of its sales outside the United States. Liquid Finishing Brands manufactures and sells products under the well-known brand names of Binks®, DeVilbiss®, Ransburg® and BGK.

Carlisle will include Liquid Finishing Brands in a new operating segment named Carlisle Fluid Technologies. The acquisition is subject to FTC and other regulatory approvals and certain other closing conditions.  The purchase is expected to be completed on, or about, December 31, 2014.

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

•                  Carlisle Construction Materials (“CCM” or the “Construction Materials segment”);

•                  Carlisle Interconnect Technologies (“CIT” or the “Interconnect Technologies segment”);

•                  Carlisle Brake & Friction (“CBF” or the “Brake & Friction segment”); and

•                  Carlisle FoodService Products (“CFSP” or the “FoodService Products segment”).

We are a multi-national company with manufacturing operations located throughout North America, Western Europe, and the Asia Pacific region. Management focuses on maintaining a strong and flexible balance sheet, year-over-year improvement in net sales, earnings before interest and income taxes (“EBIT”) margins and net earnings, globalization, and reducing working capital (defined as receivables, inventories, net of accounts payable) as a percentage of net sales.  Resources are allocated among the segments based on management’s assessment of their ability to obtain leadership positions and competitive advantages in the markets they serve.

On December 31, 2013, the Company sold its Transportation Products business.  Results for the Transportation Products business are reported in discontinued operations for all prior periods presented.  Prior to its sale, the Transportation Products business was our second largest segment based on $767.9 million in net sales in 2013.  However, this segment was not core to our strategy and did not support our net sales growth and EBIT margin objectives. We have applied the proceeds to provide value to shareholders by making investments in the acquisition of LHi Technology and the planned acquisition of Liquid Finishing Brands in furtherance of our long term goals.

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

Net sales increased 13% in the third quarter of 2014 to $904.1 million, compared to $796.8 million for the same period in 2013.  Organic sales (defined as net sales from continuing operations excluding sales from acquired businesses within the last twelve months, as well as the impact of changes in foreign exchange rates) in the third quarter of 2014 grew 13.4% reflecting higher sales volume of 14.1% due to robust demand for commercial roofing at Construction Materials and strong demand in the aerospace market at Interconnect Technologies as well as execution on selling initiatives partially offset by a 0.7% lower selling price primarily at Construction Materials and Interconnect Technologies.  Net sales at Brake & Friction and Foodservice Products grew moderately during the third quarter versus the prior year.  During the third quarter of 2014, the increase in net sales from fluctuations in foreign currency exchange rates was less than 0.1%.

For the third quarter of 2014, EBIT grew 22% and EBIT margin rose 100 basis points to 14.8% due to lower per unit costs resulting from higher capacity utilization driven by higher sales volume and lower labor and material usage costs from the Carlisle Operating System.  These positive impacts were partially offset by lower selling prices net of changes in raw material costs at Construction Materials and Interconnect Technologies as well as higher freight expense at Construction Materials.  Our income from continuing operations, net of tax, of $86.3 million increased by 30% in the third quarter of 2014, from income of $66.4 million in the third quarter of 2013, reflecting higher EBIT and a lower effective tax rate during the third quarter of 2014 versus the prior year.

For the nine months ended September 30, 2014, net sales increased 8.8% to $2.41 billion, compared to $2.22 billion for the same period in 2013 led by higher sales volume of 9.7% primarily at Construction Materials and Interconnect Technologies partially offset by lower selling price of 1.2% primarily at Construction Materials and Interconnect Technologies.

For the first nine months of 2014, EBIT grew 16% and EBIT margin increased 80 basis points to 13.2% reflecting lower per unit costs resulting from higher capacity utilization as well as lower labor and material usage costs from the from the Carlisle Operating System. Offsetting the EBIT margin improvements were lower selling price, and, at Construction Materials, increased per unit costs resulting from lower capacity utilization during the first quarter 2014 in our new polyiso plants.  Income from continuing operations, net of tax, of $198.4 million increased 13% in the first nine months of 2014 from income of $175.0 million in the first nine months of 2013.

On October 1, 2014, we completed the acquisition of LHi Technology (“LHi”), a leading global designer and manufacturer of medical cabling and interconnect applications, for an enterprise value of $195 million using cash on hand. The purchase price for LHi is subject to final working capital adjustments.  The results of operations for LHi will be reported within the CIT segment and are expected to be accretive to earnings per share within the first year of acquisition.

For the full year 2014, we expect high single digit net sales growth along with EBIT margin improvement versus 2013.  Growth in 2014 is anticipated to primarily reflect increased sales volume related to demand for commercial roofing at Construction Materials and for commercial aerospace at Interconnect Technologies.

As of September 30, 2014, we had $805 million of cash on hand and $600 million of availability under our revolving credit facility.  On October 1, 2014, we purchased LHi for an enterprise value of $195 million using cash on hand.  On October 8, 2014, we entered into an agreement to purchase the liquid finishing brands business (“Liquid Finishing Brands”) from Graco Inc. for $590 million.  This purchase is expected to be completed on, or about, December 31, 2014 using cash on hand.  Both the acquisition of LHi and the pending acquisition of Liquid Finishing Brands reflect our commitment to maximize shareholder value.  After the acquisition of Liquid Finishing Brands, we expect to have ample liquidity to continue to pursue our long-term growth objectives and return capital to shareholders.

Net Sales

	Three Months Ended September 30,			Volume	Price	Exchange
(in millions)	2014	2013	Change	Effect	Effect	Rate Effect

Net Sales	$904.1	$796.8	13.5%	14.1%	(0.7)%	0.1%

	Nine Months Ended September 30,			Volume	Price	Exchange
(in millions)	2014	2013	Change	Effect	Effect	Rate Effect

Net Sales	$2,414.0	$2,219.0	8.8%	9.7%	(1.2)%	0.3%

For the third quarter of 2014, the increase in net sales primarily reflected strong sales volume at Construction Materials and Interconnect Technologies on increased demand for commercial roofing and aerospace, respectively.  Sales volume growth was partially offset by lower selling price at Construction Materials and Interconnect Technologies.  Brake & Friction and Foodservice Products both achieved moderate increases in demand during the third quarter 2014.

For the first nine months of 2014, organic sales growth was similarly impacted by stronger demand at Interconnect Technologies and Construction Materials.

We have a long-term goal of achieving 30% of total net sales from outside the United States.  Total net sales to customers located outside the United States increased from $508.6 million in the first nine months of 2013, or 22.9% of net sales, to $587.3 million in the first nine months of 2014, or 24.3% of net sales. The 15% increase in net sales from outside the United States from the first nine months of 2013 to the first nine months of 2014 primarily reflects higher net sales into Europe by Construction Materials and Interconnect Technologies, higher sales into Canada by Construction Materials and 1.1% increased net sales from fluctuations in foreign exchange rates.

Gross Margin

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2014	2013	Change	2014	2013	Change

Gross profit	$237.1	$200.3	18.4%	$623.8	$559.8	11.4%

Gross margin	26.2%	25.1%		25.8%	25.2%

For the third quarter of 2014, gross margin (gross profit expressed as a percentage of net sales) increased 110 basis points due to lower per unit costs related to higher capacity utilization driven by higher sales volume and lower labor and material usage costs from the Carlisle Operating System.  These positive impacts were partially offset by lower selling price and higher freight costs at Construction Materials.  Included in gross profit and gross margin for the third quarter 2014 was $2.0 million in plant startup costs at Construction Materials related to startup of its PVC manufacturing operations and new TPO manufacturing facility, as compared to $3.4 million in plant startup costs at Constructions Materials in the same prior year period.

The 60 basis point increase in gross margin for the first nine months of 2014 versus the prior year was similarly impacted by the above noted factors. Included in gross profit and gross margin for the first nine months of 2014 was $5.6 million in plant startup costs at Construction Materials related to startup of its PVC manufacturing operations and new TPO manufacturing facility, as compared to $5.5 million in plant startup costs at Constructions Materials in the same prior year period.  Also included in gross margin for the first nine months of the prior year was $1.1 million of additional cost of goods sold related to recording acquired inventory at estimated fair value as of the acquisition date in the Interconnect Technologies segment.

Selling and Administrative Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2014	2013	Change	2014	2013	Change

Selling & Administrative	$94.4	$87.1	8.4%	$282.0	$265.5	6.2%

As a percentage of net sales	10.4%	10.9%		11.7%	12.0%

Selling and administrative expenses increased 8.4% versus the prior year primarily reflecting higher selling and commission costs tied to higher sales, higher acquisition costs, increased performance based incentive compensation expense and expenditures on certain entity-wide programs and initiatives.  During the third quarter 2014, Interconnect Technologies incurred $1.1 million in transaction expenses connected to the acquisition of LHi.

The increase in selling and administrative expenses for the first nine months in 2014 versus the prior year was similarly impacted by the above noted factors.

Research and Development Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2014	2013	Change	2014	2013	Change

Research and Development	$8.6	$7.0	22.9%	$25.0	$21.7	15.2%

As a percentage of net sales	1.0%	0.9%		1.0%	1.0%

The increase in research and development expenses during the third quarter 2014 reflected increased product development costs primarily in the Brake & Friction segment.  For the nine months ended September 30, 2014, the increase in research and development expense reflects increased product development activities by all the segments, led by increased efforts at Brake & Friction.

Other (Income) Expense, net

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2014	2013	Change	2014	2013	Change

Other (income) expense, net	$0.1	$(3.4)	102.9%	$(2.5)	$(1.8)	(38.9)%

As a percentage of net sales	0.0%	(0.4)%		(0.1)%	(0.1)%

Other expense during the third quarter 2014 primarily reflects foreign exchange losses.  By comparison, during the third quarter of 2013, the Construction Materials recorded a $1.3 million positive adjustment to the fair value of contingent consideration related to its 2011 acquisition of PDT based upon an earn-out settlement agreement with the former owners.  Also during the third quarter of 2013, Foodservice Products sold its distribution facility in Reno, NV and recognized a pre-tax gain of $1.0 million on the sale.

Other income for the first nine months of 2014 primarily reflects a $1.1 million gain on the sale of property in The Netherlands at Foodservice Products that occurred in the second quarter of 2014 and a gain of $0.9 million from final settlement of the Thermax/Raydex acquisition by Interconnect Technologies recognized in the first quarter of 2014. By comparison, other income in the nine month period ending September 30, 2013 primarily reflects fair value adjustments related to commodity swap agreements in the Interconnect Technologies segment and contingent consideration for the PDT acquisition in the Construction Materials segment as well as the aforementioned gain on the sale of Foodservice Products property in Reno, NV.

EBIT (Earnings Before Interest and Taxes)

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2014	2013	Change	2014	2013	Change

EBIT	$134.0	$109.6	22.3%	$319.3	$274.4	16.4%

EBIT Margin	14.8%	13.8%		13.2%	12.4%

EBIT grew 22% in the third quarter of 2014 reflecting lower per unit costs from higher capacity utilization driven by higher sales volume and lower labor and material usage from the Carlisle Operating System, partially offset by lower selling prices net of raw material expense changes as well as higher freight expense at Construction Materials.

EBIT for the first nine months of 2014 was similarly impacted by the above mentioned factors.  In addition to the above noted factors, EBIT for the first nine months of 2014 was negatively impacted by lower capacity utilization at Construction Materials’ new polyiso facilities which occurred during the first quarter of 2014 and increased expense for product and warranty related costs.

Interest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2014	2013	Change	2014	2013	Change

Interest expense	$8.1	$8.6		$24.9	$25.6
Interest income	(0.4)	(0.1)		(1.1)	(0.2)
Interest Expense, net	$7.7	$8.5	(9.4)%	$23.8	$25.4	(6.3)%

The reduction in interest expense, net for the three and nine month periods ending September 30, 2014 primarily reflects an increase in capitalized interest and increased interest income for higher average cash on hand in 2014 versus 2013.

Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2014	2013	Change	2014	2013	Change

Income tax expense	$40.0	$34.7	15.3%	$97.1	$74.0	31.2%

Effective tax rate	31.7%	34.3%		32.9%	29.7%

The Company’s 2014 year to date provision for income taxes includes tax on ordinary earnings at an anticipated rate of approximately 33%. The 31.7% effective rate for the third quarter of 2014 includes current quarter discrete tax benefit of $1.7 million resulting primarily from prior year tax return finalization.  The 32.9% effective rate for the first nine months of 2014 includes a net discrete tax benefit of $0.6 million.

The 29.7% effective rate for the first nine months of 2013 primarily reflects a discrete tax benefit of $11.8 million related to a tax election made in a foreign jurisdiction that resulted in the release of deferred tax liabilities.

We anticipate that the effective tax rate for the full year 2014 will approximate 33%.

Income from Continuing Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2014	2013	Change	2014	2013	Change

Income from continuing operations, net of tax	$86.3	$66.4	30.0%	$198.4	$175.0	13.4%

EPS
Basic	$1.34	$1.04		$3.07	$2.74
Diluted	1.31	1.02		3.01	2.69

Income from continuing operations increased 30% in the third quarter of 2014 versus the prior year primarily due to higher EBIT and lower net interest expense as well as a lower effective tax rate in the third quarter of 2014 versus 2013. The increase in income from continuing operations of 13% during the first nine months of 2014 versus the prior year primarily reflects higher EBIT, lower net interest expense, partially offset by a higher effective tax rate in the first nine months of 2014 versus 2013.

Income (Loss) from Discontinued Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013

Income (loss) before taxes	$(0.6)	$13.9	$(1.7)	$(58.5)
Tax expense (benefit)	(1.6)	3.7	(1.7)	(23.5)
	$1.0	$10.2	$—	$(35.0)

EPS
Basic	$0.01	$0.16	$—	$(0.54)
Diluted	0.01	0.15	—	(0.53)

Discontinued Operations during the prior three and nine month periods ended September 30, 2013 primarily reflects the operating results of the Transportation Products business, which was divested on December 31, 2013.  During the nine months ended September 30, 2013, a pre-tax goodwill impairment charge of $100.0 million was recorded in connection with the Transportation Products business.

Net Income

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2014	2013	Change	2014	2013	Change

Net Income	$87.3	$76.6	14.0%	$198.4	$140.0	41.7%

EPS
Basic	$1.35	$1.20		$3.07	$2.20
Diluted	1.32	1.17		3.01	2.16

The increase in Net income during the third quarter of 2014 versus the prior year primarily reflects the increase in Income from Continuing Operations in 2014 versus 2013 offset by lower Income from Discontinued Operations in 2014 versus 2013.  The increase in Net income during the first nine months of 2014 primarily reflects the increase in Income from Continuing Operations in 2014 versus 2013 as well as the non-recurrence of the loss in Discontinued Operations in the prior year due to the goodwill impairment charge at Transportation Products.

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

On October 1, 2014, the Company completed the acquisition of LHi for an enterprise value of $195 million, utilizing cash on hand.  The acquisition is subject to final working capital adjustments.  LHi’s manufacturing operations are located in Shenzhen, China.  With annual sales of approximately $100 million, LHi provides world-class medical device manufacturers with interconnect components used for patient monitoring, electrosurgery, diagnostic imaging and surgical instrumentation.  LHi’s business will be integrated within the CIT segment and complements CIT’s existing medical cabling product offerings as well as adds global presence and further end market diversification within the CIT segment.

On October 8, 2014, the Company announced the signing of a definitive agreement to purchase from Graco Inc. and its subsidiary Finishing Brands Holdings, Inc. their held separate liquid finishing business (“Liquid Finishing Brands”) in a $590 million cash transaction. The Liquid Finishing Brands business was acquired by Graco in April 2012, as part of its purchase of the liquid and powder finishing businesses of Illinois Tool Works. The Liquid Finishing Brands business is currently being held separate from Graco’s other businesses pursuant to an order of the U.S. Federal Trade Commission (“FTC”), and effective October 6, 2014, Graco is required to sell the business within 180 days as a result of an entry of the FTC’s final divestiture order.

With annual sales of approximately $275 million, Liquid Finishing Brands is a global manufacturer and supplier of liquid finishing equipment and systems serving diverse end markets for paints and coatings, including OE automotive, automotive refinishing, aerospace, agriculture, construction, marine, rail and other industrial applications. The business operates from multiple locations in seven countries with approximately 57% of its sales outside the United States.  Liquid Finishing Brands manufactures and sells products under the well-known brand names of Binks®, DeVilbiss®, Ransburg® and BGK.  The transaction is expected to be accretive to our net earnings in the first year.  Carlisle will include Liquid Finishing Brands in a new operating segment named Carlisle Fluid Technologies.  The acquisition is subject to FTC and other regulatory approvals and certain other closing conditions, and is anticipated to close on, or about, December 31, 2014.

Financial Reporting Segments

Carlisle Construction Materials (“CCM”)

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change	Change			Change	Change
(in millions)	2014	2013	$	%	2014	2013	$	%

Net Sales	$589.1	$505.7	$83.4	16.5%	$1,472.2	$1,335.8	$136.4	10.2%

EBIT	$97.0	$83.0	$14.0	16.9%	$210.0	$197.0	$13.0	6.6%

EBIT Margin	16.5%	16.4%			14.3%	14.7%

CCM’s net sales growth of 16% during the third quarter of 2014 versus the prior year reflected higher sales volume, partially offset by lower selling price. Sales volume growth was primarily driven by increased demand from a robust commercial construction market, increased demand from the harsher weather experienced in the first quarter of 2014 and execution of selling initiatives to increase penetration in key markets. CCM’s net sales of its commercial roofing membrane and commercial polyiso insulation applications overall grew by 20% during the third quarter.  CCM’s sales of its Insulfoam residential insulation product line grew by 12%.  With respect to international sales, CCM’s sales outside of the U.S. grew 20% during the third quarter, reflecting 53% net sales growth into Canada, partially offset by 5% lower net sales into Europe.

For the first nine months of 2014, CCM’s 10% net sales growth primarily reflected higher sales volume partially offset by lower selling price.  On a year-to-date basis, CCM’s sales volume growth was primarily driven by increased activity in both commercial construction and reroofing, with a higher rate of growth in commercial construction.

During the third quarter of 2014, CCM’s EBIT margin remained relatively unchanged versus the prior year primarily reflecting higher margin from lower per unit costs resulting from higher capacity utilization driven by higher sales volume, and reduction in material usage and labor costs driven by the Carlisle Operating System.  These positive impacts were offset by lower selling prices and higher freight expense. CCM incurred plant startup expense at its new PVC facility and new TPO manufacturing facility of $2.0 million during the third quarter of 2014.  By comparison, CCM incurred plant startup expense in the prior year third quarter of $3.4 million.  Also included in CCM’s EBIT during the prior year third quarter was a $1.3 million positive adjustment to the fair value of contingent consideration related to CCM’s 2011 acquisition of PDT.

For the first nine months of 2014, the decrease in CCM’s EBIT margin of 40 basis points versus the prior year reflected higher per unit costs in the polyiso product line driven by lower capacity utilization at its new polyiso facilities primarily incurred in the first quarter of 2014 and increased expense for freight, warranty related costs and plant startup primarily incurred in the third quarter of 2014. For the first nine months of 2014, CCM incurred plant startup expense at its new PVC and TPO facilities of $5.6 million.  By comparison, included in CCM’s EBIT for the nine month period ending September 30, 2013 were plant startup costs of $5.5 million.

Beginning in 2012, CCM has made significant investments in new plant construction, with capital expenditures of $81.5 million and $64.5 million in 2012 and 2013, respectively. CCM’s capital expenditures in 2014 are expected to total $49 million.  In 2013, CCM completed construction on a 407,000 sq. ft. polyiso plant in Puyallup, WA to service demand in the Pacific-Northwest region.  During 2013, CCM completed construction on a 370,000 sq. ft. facility in Montgomery, NY to relocate polyiso operations from its previous 168,000 sq. ft. leased facility in Kingston, NY.  In addition, CCM completed construction of a new PVC (polyvinyl chloride) roofing membrane manufacturing line at its Greenville, IL location.  With the production startup of the PVC plant in the second quarter of 2014, CCM is the only manufacturer of EPDM, TPO and PVC.

Beginning in the third quarter 2013, CCM commenced a project to add a TPO manufacturing facility at its Carlisle, PA location to better service growing demand for TPO roofing applications in the Northeast.  This project is expected to be completed in the latter part of 2014.

During the third quarter 2014, CCM decided to relocate manufacturing and distribution of its Insulfoam product from its Smithfield, PA facility to its other existing Insulfoam facilities and to use the Smithfield, PA facility for its commercial roofing business.  The Company expects to incur approximately $1 million in accelerated depreciation and relocation expenses during the fourth quarter of 2014 related to this decision.

CCM’s net sales and EBIT are generally higher in the second and third quarters of the year due to increased construction activity during these periods.  CCM’s commercial roofing business is comprised of approximately 70% of sales from reroofing, which derives demand from a large base of installed roofs requiring replacement in a given year, and 30% from roofing for commercial construction.  The outlook for commercial roofing is favorable due to increasing demand for commercial construction driven by underlying improvements in the housing market and availability of credit.  Budget constraints at local and federal government levels could have a negative impact on growth rates in the market for institutional construction.  Growth in demand in the commercial construction market can be negatively impacted by changes in fiscal policy and increases in interest rates.  For the full year 2014, we expect low double digit net sales growth on a year-over-year basis.

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

Carlisle Interconnect Technologies (“CIT”)

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change	Change			Change	Change
(in millions)	2014	2013	$	%	2014	2013	$	%

Net Sales	$164.4	$147.8	$16.6	11.2%	$477.5	$434.7	$42.8	9.8%

EBIT	$33.9	$24.8	$9.1	36.7%	$98.7	$65.5	$33.2	50.7%

EBIT Margin	20.6%	16.8%			20.7%	15.1%

CIT’s 11% net sales growth during the third quarter of 2014 primarily reflected higher sales volume driven by strong aerospace demand partially offset by lower selling price as well as changes in underlying raw material commodity prices.  CIT’s net sales to the aerospace market were up 13% primarily on higher demand for in-flight entertainment and connectivity (IFEC) applications.  CIT’s net sales to the military market increased by 3% reflecting growth from targeted new programs. CIT net sales into the test and measurement market increased by 11%. Partially offsetting this was a 3% decline in net sales to the industrial market.

On a year-to-date basis, CIT’s 9.8% net sales growth reflected a 13% increase in aerospace net sales, a 13% increase in test and measurement net sales, partially offset by a 3% decline in military net sales and a 5% decline in net sales for CIT’s industrial connector applications.

CIT’s EBIT margin increased by 380 basis points in the third quarter of 2014 versus the prior year due to lower per unit costs resulting from higher capacity utilization driven by higher sales volume, and reduction in material usage and labor costs driven by the Carlisle Operating System.  These positive impacts were partially offset by lower selling price net of changes in raw material costs.  Included in CIT’s EBIT in the third quarter 2014 was $1.1 million in transaction expenses related to the acquisition of LHi on October 1, 2014.

CIT’s EBIT margin for the first nine months of 2014 increased 560 basis points versus the prior year primarily due to lower per unit costs resulting from higher capacity utilization driven by higher sales volume, and reduction in material usage and labor costs driven by the Carlisle Operating System.  Included in CIT’s EBIT for the first nine months of 2014 was $1.1 million in transaction expenses related to the acquisition of LHi.  These expenses were partially offset by $0.9 million in Other income for proceeds received in final settlement of the Thermax acquisition in the first quarter of 2014.  By comparison, included in CIT’s EBIT for the first nine months of 2013 was $1.1 million in acquisition costs primarily due to additional costs of goods sold resulting from recording the acquired Thermax/Raydex inventory at estimated fair value as of the acquisition date.

In the second quarter 2014, CIT began construction on a new 190,000 sq. ft. manufacturing facility in Nogales, Mexico to meet growing demand for its aerospace applications.  The total cost of CIT’s new facility is expected to be $28 million and is expected to be completed in early 2015.

The outlook for CIT in the commercial aerospace market remains favorable with a strong delivery cycle for new wide body aircraft expected over the next few years.  Both Airbus and Boeing forecast growing demand for aircraft delivery over the next several years.  CIT sales volume related to Boeing’s production of the 787 is expected to continue to grow, however, negotiations with Boeing under this customer’s Accelerated Opportunity Capture (“AOC”) program related to pricing and securing of long-term contracts may negatively offset volume growth in future periods.

The outlook for the market for in-flight entertainment and connectivity (“IFEC”) applications remains positive.  One of CIT’s key IFEC customers comprises approximately 18% of CIT’s overall net sales. Much of CIT’s current net sales for IFEC applications pertain to passenger entertainment systems installed in aircraft seating.  Demand to add on board connectivity to use in either installed systems or a personal device is increasing.  Over the longer term, demand for aerospace connectivity applications is expected to increase significantly but may result in lower or more moderate demand for seat installed IFEC applications.  CIT manufactures and markets separate applications for both the on board connectivity and seat installed IFEC space.  Future demand could also be impacted by customer in-sourcing of products currently supplied by CIT.

In 2013, CIT made investments to expand into the medical cabling industry and has generated additional net sales in this area in 2014.  The outlook for cabling and interconnect applications in the medical technology industry continues to be favorable. On October 1, 2014, the Company completed the acquisition of LHi, a leading manufacturer of cabling and connectivity applications in the medical equipment and device industry with annual sales of approximately $100 million.  LHi will operate within the CIT segment.  With the acquisition of LHi, CIT will be adding new products, customers and complementary technologies to support its expansion into the growing healthcare technology market as well as further diversify CIT’s end markets.  The acquisition of LHi is expected to be accretive to CIT’s earnings in the first twelve months of its acquisition.  However, in the fourth quarter 2014, CIT expects to incur additional cost of goods sold resulting from recording acquired LHi inventory at estimated fair value at the acquisition date, substantially offsetting the ability for LHi to be accretive to CIT’s EBIT in the fourth quarter of 2014.

The outlook for CIT’s military applications is expected to remain at current levels for the near term due to ongoing government budget constraints.  The outlook for the industrial market, which includes the heavy equipment industry and energy exploration and automotive applications, is expected to remain around current levels.

For the full year 2014, we expect CIT’s sales growth to be in the low double digit percent range and expect strong EBIT and EBIT margin growth.  EBIT margin in the fourth quarter is expected to be lower than EBIT margin through the nine months ended September 30, 2014 of 20.7% due to contractual selling price reductions as well as anticipated costs and additional cost of goods sold resulting from the recording acquired LHi inventory at estimated fair value at the acquisition date.

Carlisle Brake & Friction (“CBF”)

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change	Change			Change	Change
(in millions)	2014	2013	$	%	2014	2013	$	%

Net Sales	$89.3	$85.2	$4.1	4.8%	$279.1	$269.6	$9.5	3.5%

EBIT	$6.1	$5.2	$0.9	17.3%	$26.1	$28.6	$(2.5)	(8.7)%

EBIT Margin	6.8%	6.1%			9.4%	10.6%

CBF’s 4.8% net sales increase reflected 4.2% organic sales growth and a 0.6% positive impact on net sales from fluctuations in foreign exchange rates primarily reflecting the increase in the British pound versus the U.S. dollar that occurred at the beginning of the third quarter 2014. CBF’s 4.2% organic sales growth reflected higher sales volume primarily on net sales growth in its construction market.  CBF’s net sales to the construction market grew by 26% reflecting recovering market conditions as well as new customer initiatives.  Significantly offsetting this growth was 15% lower sales to the agriculture market, which declined due to lower crop prices and lower farm income reducing equipment demand.  Net sales to the mining market in the third quarter 2014 declined by 2% versus the prior year.

For the first nine months of 2014, CBF’s 3.5% net sales increase reflected 2.1% organic sales growth and a 1.4% positive impact on net sales from fluctuations in foreign exchange rates.  CBF’s organic sales growth reflected modest sales volume growth partially offset by lower selling price.  Net sales to the construction and agriculture markets increased by 11% and 2%, respectively, partially offset by an 8% decline in net sales to the mining market.  Sales into the agriculture market had been stronger earlier in 2014 but declined significantly in the third quarter 2014.

CBF’s EBIT margin increased 70 basis points during the third quarter primarily due to lower per unit costs resulting from higher capacity utilization driven by higher sales volume.  CBF’s 120 basis EBIT margin decline during the first nine months of 2014 reflects the impact of lower selling price that occurred primarily in the first half of 2014, partially offset by lower per unit costs resulting from higher capacity utilization driven by higher sales volume.

On October 11, 2013, to further streamline operations and reduce manufacturing costs, CBF announced plans to close its manufacturing facility in Akron, OH, relocate manufacturing previously conducted at this facility to other CBF facilities, and sell the facility’s remaining assets.  The project is expected to be completed in the latter part of 2014 with total expected costs of $2.1 million, including employee termination, accelerated depreciation, impairment of long-lived assets and equipment relocation costs.  The Company incurred $0.9 million of exit and disposal costs in 2013 and $0.6 million of exit and disposal costs in the first six months of 2014.  The Company did not incur any significant expense for this closure during the third quarter of 2014.  The Company expects to incur remaining costs of $0.6 million in the fourth quarter of 2014.  Annual savings from this project are estimated to be $0.6 million to be realized beginning in 2015.

The outlook for CBF’s applications in the construction market remains moderately positive with more strength in the U.S. versus other global markets, aided by growing activity in residential and commercial construction.  The market for agriculture equipment has come under pressure globally as a result of lower crop prices and farm income as well as expiration of tax incentives in both the U.S. and Europe.  The outlook for the agriculture market is currently negative and is expected to be weak through 2015. Demand for mining is expected to remain soft through 2015 due to global pressures, particularly slower growth in China.  One of CBF’s customers represents approximately 21% of CBF’s net sales.  Decline in net sales from this global OEM customer can have a significant impact on CBF’s overall net sales.  CBF has expanded its customer base as well as invested in development of new carbon technology to drive additional sales and future growth.  For the full year 2014, we expect CBF’s net sales growth to be in the low single-digit percentage range reflecting recovery in the construction market and net sales from new product initiatives offset by lower demand in the agriculture and mining markets.  CBF is taking cost reduction measures to mitigate the expected weakening in some of its key markets.

A significant portion of CBF’s operating earnings are generated by its subsidiaries in Italy and the United Kingdom selling and operating in Euros and British pounds, respectively.  The results of these subsidiaries’ operations are reported within our consolidated results in U.S. dollars.  The Euro has been declining in recent months versus the U.S. dollar impacted by monetary easing policies by the European Central Bank.  Consistent declines in the Euro or the British pound versus the U.S. dollar could negatively impact CBF’s U.S. dollar reported results.

Carlisle FoodService Products (“CFSP”)

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change	Change			Change	Change
(in millions)	2014	2013	$	%	2014	2013	$	%

Net Sales	$61.3	$58.1	$3.2	5.5%	$185.2	$178.9	$6.3	3.5%

EBIT	$7.4	$6.9	$0.5	7.2%	$22.9	$19.3	$3.6	18.7%

EBIT Margin	12.1%	11.9%			12.4%	10.8%

CFSP’s 5.5% net sales increase during the third quarter of 2014 primarily reflected higher sales volume through higher penetration in foodservice and healthcare selling channels and higher selling price realization.  Net sales to the foodservice market increased by 7%.  Net sales to the healthcare market increased by 5% primarily driven by increased sales volume from higher demand for equipment.  Net sales to the janitorial/sanitation market declined slightly by 1%.

For the first nine months of 2014, CFSP’s 3.5% net sales increase primarily reflected higher sales volume and higher selling price realization.  Net sales to the healthcare market increased by 9% on higher equipment demand primarily occurring in the first half of 2014.  Net sales to the janitorial/sanitation market increased by 3%.  Net sales to the foodservice products market of increased slightly by 1% reflecting moderate growth in domestic foodservice sales partially offset by lower international sales volume.

CFSP’s EBIT in the third quarter 2014 grew 7.2% primarily due to higher selling price realization.  Included in CFSP’s EBIT for the prior year third quarter was a $1.0 million gain on the sale of its distribution center in Reno, NV.  For the first nine months of 2014, CFSP’s 19% EBIT growth and 160 basis point EBIT margin increase primarily reflected lower per unit costs from higher capacity utilization on higher sales volume and higher selling price realization.  Included in CFSP’s EBIT for the first nine months of 2014 was a $1.1 million gain from the sale of property in The Netherlands during the second quarter 2014.  By comparison, included in CFSP’s EBIT during the first nine months of 2013 was the aforementioned $1.0 million gain on the sale of property in Reno, NV partially offset by $0.4 million in expense related to plant restructuring activities.

The outlook for the healthcare and janitorial/sanitation market in 2014 is positive within a low to mid single digit percentage growth range.  The outlook for the foodservice market remains relatively flat to low single digits growth due to relatively low consumer spending activity.  CFSP continues to focus on sales and operational improvements including improving its order fill rates and lower production costs.  The full year outlook for CFSP is for low to mid single digit percentage sales growth and year over year EBIT and EBIT margin improvement.

Corporate expense

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change	Change			Change	Change
(in millions)	2014	2013	$	%	2014	2013	$	%

Corporate expenses	$10.4	$10.3	$0.1	(1.0)%	$38.4	$36.0	$2.4	(6.7)%

As a percentage of net sales	1.2%	1.3%			1.6%	1.6%

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

For the first nine months of 2014, corporate expenses increased versus the prior year primarily due to higher staffing costs, increased performance based incentive compensation expense and investments in information systems security.

Liquidity and Capital Resources

We maintain liquidity sources primarily consisting of cash and cash equivalents and our committed unused credit facility.  As of September 30, 2014 we had $805 million of cash on hand, of which $281.9 million was located in wholly owned subsidiaries of the Company outside the United States.  On October 1, 2014 we acquired LHi for an enterprise value of $195 million utilizing a portion of the $281.9 million cash on hand that was held outside the United States as of September 30, 2014.

Following the LHi acquisition, cash held by subsidiaries outside the United States is held in U.S. dollars or in the currency of the country in which it is located.  It is our intention to use cash held outside the United States to fund the operating activities of our foreign subsidiaries, to make further investments in our foreign operations and to invest in additional growth opportunities for the Company through acquisitions. A portion of our cash held outside the United States is intended to be used to acquire Liquid Finishing Brands.  Cash outside the United States is generally held in deposit accounts with banking institutions that are parties to our credit facility. The majority of these accounts are at bank subsidiaries that are owned by U.S. corporate banks.  Repatriation of cash held by foreign subsidiaries may require the accrual and payment of taxes in the United States; however, we consider such cash to be permanently reinvested in our foreign operations and our current plans do not demonstrate a need to, nor do we plan to, repatriate such cash to fund U.S. operations and corporate activities.  We plan to continue to invest in our international business and potential acquisitions to achieve our stated goal of 30% of net sales outside of the United States.

In addition, cash held by subsidiaries in China is subject to local laws and regulations that require government approval for conversion of such cash to and from U.S. dollars as well as for transfer of such cash to entities that are outside of China.  As of September 30, 2014, we had cash and cash equivalents of $24.9 million located in wholly owned subsidiaries of the Company within China.

On October 8, 2014, we announced entering into an agreement to purchase the Liquid Finishing Brands business owned by Graco Inc. for an enterprise value of $590 million.  This purchase is expected to be completed on, or about, December 31, 2014 using available cash on hand.  We anticipate having $600 million of availability under our revolving credit facility after the acquisition of the Liquid Finishing Brands business.

Sources and Uses of Cash and Cash Equivalents

	Nine Months Ended September 30,
(in millions)	2014	2013	Change
Net cash provided by operating activities	$164.7	$315.5	$(150.8)
Net cash used in investing activities	(80.7)	(71.0)	(9.7)
Net cash used in financing activities	(32.3)	(24.4)	(7.9)
Effect of exchange rate changes on cash	(1.1)	(0.2)	(0.9)
Change in cash and cash equivalents	$50.6	$219.9

Net cash provided by operating activities of $164.7 million for the nine months ended September 30, 2014 was $150.8 million lower than the prior year due to the disposition of the Transportation Products business on December 31, 2013 and higher cash usage for working capital in 2014 versus 2013.  Cash usage for working capital in 2014 was higher versus 2013 due to higher increases in receivables and inventory connected with increased sales growth.

We view the ratio of our average working capital balances (defined as the average of the quarter end balances of receivables, plus inventory less accounts payable) as a percentage of annualized sales (defined as year-to-date net sales calculated on an annualized basis) as an important measure of our ability to effectively manage our cash requirements in relation to changes in sales activity.  For the nine months ending September 30, 2014, average working capital as a percentage of annualized sales decreased to 17.7%, from 18.9% during the same prior year period.  The reduction primarily reflected an increase in inventory turns and a reduction in Days Sales Outstanding (DSO) versus the prior year.

Cash used in investing activities was $80.7 million for the nine months ended September 30, 2014, compared to $71.0 million for the nine months ended September 30, 2013. Capital expenditures were $93.1 million in the nine months ended September 30, 2014 compared to capital expenditures of $77.7 million in the nine months ended September 30, 2013. Capital expenditures in 2014 include construction commencement of CIT’s new 190,000 sq. ft. facility in Nogales, Mexico.  We expect our full year capital expenditures will be approximately $120 million.  During the second quarter 2014 we received $9.7 million from the settlement of the working capital adjustment recognized in the first quarter of 2014 related to the sale of the Transportation Products business.

Cash used in financing activities for both of the nine month periods ended September 30, 2014 and September 30, 2013 primarily reflects the payment of dividends offset by increased cash from stock option activity.

Debt Instruments and Covenants

At September 30, 2014, we had the full amount of our $600 million revolving credit facility available. We did not incur any borrowings under the revolving credit facility during the nine months ended September 30, 2014.  We also maintain a $45 million uncommitted line of credit, of which $45 million was available at September 30, 2014.

We have senior unsecured notes outstanding of $150 million due 2016 (at a stated interest rate of 6.125%), $250 million due 2020 (at a stated interest rate of 5.125%) and $350 million due 2022 (at a stated interest rate of 3.75%) that are rated BBB by Standard & Poor’s and Baa2 by Moody’s.  We view our debt to capital ratio (defined as short-term debt plus long-term debt divided by the sum of total Shareholders’ equity, long-term debt and short-term debt) as an important indicator of our ability to utilize debt in financing acquisitions. As of September 30, 2014, our debt to capital ratio was 26%.

Under the Company’s various debt and credit facilities, the Company is required to meet various restrictive covenants and limitations, including limitations on certain leverage ratios, interest coverage and limits on outstanding debt balances held by certain subsidiaries.  The Company was in compliance with all covenants and limitations as of September 30, 2014 and December 31, 2013.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers.  ASU 2014-09 outlines a single, comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance issued by the FASB, including industry specific guidance.  ASU 2014-09 provides accounting guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts with customers to provide goods and services.  The guidance also provides a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets, such as property and equipment, including real estate.

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

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern.  The new standard provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements.  Management will be required to perform interim and annual assessments of the Company’s ability to continue as a going concern within one year of the date the financial statements are issued.  ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.  The adoption of this standard is not expected to have an impact on the Company’s financial statement disclosures.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes in the Company’s market risk for the period ended September 30, 2014. For additional information, refer to Item 7A of the Company’s 2013 Annual Report on Form 10-K.

Item 4. Controls and Procedures

(a) Under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation and as of

September 30, 2014, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective.

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

Item 1A. Risk Factors

During the three months ended September 30, 2014, there were no material changes to the risk factors disclosed in “PART I—Item 1A. Risk Factors” of the Company’s 2013 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of common stock during the three months ended September 30, 2014.

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

October 21, 2014
	By:	/s/ Steven J. Ford
Name: Steven J. Ford
Title: Vice President and Chief Financial Officer