Form 10-K
period 2014-12-31
CARLISLE COMPANIES INC
filed 2015-02-10
CIK 790051

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number 1-9278

CARLISLE COMPANIES INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	31-1168055 (I.R.S. Employer Identification No.)
11605 North Community House Road, Suite 600, Charlotte, North Carolina 28277 (Address of principal executive office, including zip code)	(704) 501-1100 (Telephone Number)

         Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $1 par value Preferred Stock Purchase Rights	New York Stock Exchange New York Stock Exchange

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the shares of common stock of the registrant held by non-affiliates was approximately $5.3 billion based upon the closing price of the common stock on the New York Stock Exchange on June 30, 2014.

         As of February 6, 2015, 64,997,436 shares of common stock of the registrant were outstanding;

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2015 are incorporated by reference in Part III.

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

        The Company's executive offices are located at 11605 North Community House Road, Suite 600, Charlotte, North Carolina. The Company's main telephone number is (704) 501-1100. The Company's Internet website address is www.carlisle.com. Through this Internet website (found in the "Investor Relations" link), the Company makes available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and all amendments to those reports, as soon as reasonably practicable after these reports are electronically filed with or furnished to the Securities and Exchange Commission.

Management Philosophy/Business Strategy

        The Company strives to be the market leader of highly-engineered products in the various niche markets it serves. The Company is dedicated to achieving low-cost positions and providing service excellence based on, among other things, superior quality, on-time delivery, and short cycle times.

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

        The Company utilizes its Carlisle Operating System ("COS"), a manufacturing structure and strategy deployment system based on lean enterprise and six sigma principles, to drive operational improvements. COS is a continuous improvement process that defines the way the Company does business. Waste is eliminated and efficiencies improved enterprise wide, allowing the Company to increase overall profitability. Improvements are not limited to production areas, as COS is also driving improvements in new product innovation, engineering, supply chain management, warranty, and product rationalization. COS has created a culture of continuous improvement across all aspects of the Company's business operations.

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

        For more details regarding the acquisition and divestiture of the Company's businesses during the past three years, see "Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Acquisitions," Notes 3 and 4 to the Consolidated Financial Statements in Item 8, and "Discontinued Operations" in Item 1 below.

        Information on the Company's revenues, earnings, and identifiable assets for continuing operations by industry segment for the last three fiscal years is as follows:

  Financial Information about Industry Segments

(in millions)	2014	2013	2012
Net Sales to Unaffiliated Customers(1)
Carlisle Construction Materials	$1,935.4	$1,776.5	$1,695.8
Carlisle Interconnect Technologies	669.1	577.7	463.1
Carlisle Brake & Friction	355.3	350.0	449.0
Carlisle FoodService Products	244.2	238.8	243.3

Total	$3,204.0	$2,943.0	$2,851.2

Earnings Before Interest and Income Taxes
Carlisle Construction Materials	$268.8	$264.0	$273.4
Carlisle Interconnect Technologies	132.2	89.4	69.1
Carlisle Brake & Friction	26.8	33.5	75.6
Carlisle FoodService Products	29.6	27.0	12.3
Corporate(2)	(49.1)	(47.1)	(58.5)

Total	$408.3	$366.8	$371.9

Identifiable Assets
Carlisle Construction Materials	$915.1	$886.9	$860.4
Carlisle Interconnect Technologies	1,296.3	1,017.5	1,075.7
Carlisle Brake & Friction	591.3	603.7	625.7
Carlisle FoodService Products	198.4	193.2	190.1
Corporate(3)	757.6	791.4	132.3

Total	$3,758.7	$3,492.7	$2,884.2

(1)
Intersegment sales or transfers are not material

(2)
Includes general corporate expenses

(3)
Consists primarily of cash and cash equivalents and other invested assets, and includes assets of discontinued operations not classified as held for sale

        A reconciliation of assets reported above to total assets as presented on the Company's Consolidated Balance Sheets in Item 8 is as follows:

(in millions)	2014	2013
Total Identifiable Assets per table above	$3,758.7	$3,492.7
Assets held for sale of discontinued operations	—	0.3

Total Assets per Consolidated Balance Sheets in Item 8	$3,758.7	$3,493.0

Description of Businesses by Segment

Carlisle Construction Materials ("CCM" or the "Construction Materials segment")

        The Construction Materials segment manufactures and sells rubber ("EPDM"), thermoplastic polyolefin ("TPO"), and polyvinyl chloride membrane ("PVC") roofing systems. In addition, CCM markets and sells accessories purchased from third party suppliers. CCM also manufactures and distributes energy-efficient rigid foam insulation panels for substantially all roofing applications.

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

        CCM operates manufacturing facilities located throughout the United States, its primary market, and in Germany, the Netherlands, and Romania. Insulation facilities are located in Montgomery, New York, Franklin Park, Illinois, Lake City, Florida, Terrell, Texas, Smithfield, Pennsylvania, Tooele, Utah, and Puyallup, Washington. EPDM manufacturing operations are located in Carlisle, Pennsylvania, Greenville, Illinois, and in Hamburg and Waltershausen, Germany. TPO facilities are located in Senatobia, Mississippi, Tooele, Utah, and Carlisle, Pennsylvania. Coatings and waterproofing manufacturing operations include four production facilities in North America. Block molded expanded polystyrene, or EPS, operations include nine production and fabrication facilities across the United States. CCM completed construction of a PVC manufacturing plant in Greenville, Illinois, in 2013 and began production in the first quarter of 2014.

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

        CCM serves a large and diverse customer base; however, in 2014 two customers represented approximately 26% of this segment's revenues, although neither customer represented 10% of the Company's consolidated revenues. The loss of either of these customers could have a material adverse effect on this segment's revenues and cash flows.

        This segment faces competition from numerous competitors that produce roofing, insulation, and waterproofing products for commercial and residential applications. The level of competition within this market varies by product line. As one of four manufacturers in the niche single-ply industry, CCM competes through pricing, innovative products, long-term warranties, and customer service. CCM offers separately-priced extended warranty contracts on its installed roofing systems, ranging from five years to 30 years and, subject to certain exclusions, covering leaks in the roofing system attributable to a problem with the particular product or the installation of the product. In order to qualify for the warranty, the building owner must have the roofing system installed by an authorized roofing applicator or an independent roofing contractor trained by CCM to install its roofing systems.

Carlisle Interconnect Technologies ("CIT" or the "Interconnect Technologies segment")

        The Interconnect Technologies segment designs and manufactures high-performance wire, cable, connectors, contacts, and cable assemblies for the transfer of power and data primarily for the aerospace, medical, defense electronics, test and measurement equipment, and select industrial markets. This segment operates manufacturing facilities in the United States, Switzerland, China, Mexico, and

the United Kingdom, with the United States, Europe, and China being the primary target markets for sales. Sales are made by direct sales personnel and independent sales representatives.

        On October 1, 2014, the Company acquired LHi Technology ("LHi"), a leading designer, manufacturer and provider of cable assemblies and related interconnect components to the medical equipment and device industry. LHi supplies world-class medical device manufacturers with interconnect components used for patient monitoring, electrosurgery, diagnostic imaging and surgical instrumentation. LHi has manufacturing and assembly facilities in Shenzhen, China, and has annual sales of approximately $100 million. LHi sells its products globally to the world's leading medical device manufacturers. The total cash consideration of the transaction was approximately $194.0 million, net of $6.7 million cash acquired, inclusive of the working capital settlement. See Note 3 in Item 8 for further information regarding the acquisition and related purchase price allocation.

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

        CIT serves a large and diverse customer base; however, in 2014 one customer represented 19% of this segment's revenues, but did not represent 10% of the Company's consolidated revenues. The loss of this customer could have a material adverse effect on this segment's revenues and cash flows.

        The Interconnect Technologies segment faces competition from numerous competitors within each of the markets that it serves. While product specifications, certifications, and life cycles vary by market, the Interconnect Technologies segment primarily positions itself to gain design specification for customer platforms or products with long life cycles and high barriers to entry such as in the aerospace and medical markets which generally have high standards for product certification as deemed by the Federal Aviation Administration (FAA) and Food and Drug Administration (FDA), respectively. The Interconnect Technologies segment competes primarily on the basis of its product performance and its ability to meet its customers' highly specific design, engineering, and delivery needs on a timely basis. Relative to many of its competitors that are large multi-national corporations, the Interconnect Technologies segment retains the ability to remain agile and respond quickly to customer needs and market opportunities. Pricing is a secondary buying criterion for most customers.

Carlisle Brake & Friction ("CBF" or the "Brake & Friction segment")

        The Brake & Friction segment consists of off-highway braking systems and friction products for off-highway, on-highway, aircraft, and other industrial applications. CBF also includes the performance racing group which markets and sells high-performance motorsport braking products. CBF's products are sold by direct sales personnel to Original Equipment Manufacturers ("OEMs"), mass merchandisers, and various wholesale and industrial distributors around the world, including North America, Europe, Asia, South America, and Africa. Key markets served include construction, agriculture, mining, aircraft, heavy truck, and performance racing. Manufacturing facilities are located in the United States, the United Kingdom, Italy, China, Japan, and India, where we have established a light manufacturing presence.

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

  (ii)
  Standard accounts payable payment terms of 30 days to 90 days.

  (iii)
  Inventories are maintained in sufficient quantities to meet forecasted demand.

        CBF serves a large and diverse customer base; however, in 2014 one customer represented approximately 20% of this segment's revenues, but did not represent 10% of the Company's consolidated revenues. The loss of this customer could have a material adverse effect on this segment's revenues and cash flows.

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

Carlisle FoodService Products ("CFSP" or the "FoodService Products segment")

        The FoodService Products division is a leading manufacturer, distributor, and seller of commercial foodservice and janitorial products with three main focus markets. CFSP is a leading provider of (i) tabletop dining supplies, table coverings and display serving ware, (ii) food preparation, storage & handling and transport supplies and tools, and (iii) cleaning & sanitation tools and waste handling to restaurants, hotels, hospitals, nursing homes, business & industry work sites, education, and government facilities. CFSP's Dinex brand business is a leading provider of healthcare meal delivery systems for in-room and mobile dining for acute care hospital patients and senior assisted living residents. CFSP's Sanitary Maintenance Products group is the leading provider of Sparta brand cleaning brushes, floor care supplies, and waste handling for janitorial professionals managing commercial building, industrial, and institutional facilities cleaning and maintenance.

        CFSP operates manufacturing facilities in the United States and Mexico. While sales are primarily in North America, CFSP is undertaking global expansion. CFSP's product line is distributed from three primary distribution centers located in Charlotte, North Carolina, Oklahoma City, Oklahoma, and Batavia, Illinois, to wholesalers, distributors, and dealers. These distributor and dealer customers, in turn, sell to restaurant, hotel, and onsite foodservice operators and sanitary maintenance professionals. Distributors and dealer business relationships are managed through both direct sales personnel and subcontracted manufacturer representatives.

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

  (ii)
  Standard accounts payable payment terms of 30 days to 90 days.

  (iii)
  Inventories are maintained in sufficient quantities to meet forecasted demand.

        The FoodService Products segment serves a large and diverse customer base; however, in 2014 two customers together represented 19% of this segment's revenues, but neither represented 10% of the Company's consolidated revenues. The loss of one of these customers could have a material adverse effect on this segment's revenues and cash flows.

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

Backlog

        Backlog of orders generally is not a significant factor in most of the Company's businesses, as most of the Company's products have relatively short order-to-delivery periods. Backlog of orders was $376.3 million at December 31, 2014 and $386.1 million at December 31, 2013; however, not all of these orders are firm in nature.

Government Contracts

        At December 31, 2014, the Company had no material contracts that were subject to renegotiation of profits or termination at the election of the U.S. government.

Research and Development

        Research and development activities include the development of new product lines, the modification of existing product lines to comply with regulatory changes, and the research of cost efficiencies through raw material substitution and process improvements. The Company's research and development expenses were $33.8 million in 2014 compared to $29.3 million in 2013 and $26.1 million in 2012.

Environmental Matters

        See "Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Environmental" and Note 11 to the Consolidated Financial Statements in Item 8 for information regarding environmental matters.

Employees

        The Company had approximately 11,000 employees, none of whom were covered by a collective bargaining agreement, at December 31, 2014. The Company believes the state of its relationship with its employees is generally good.

International

        For foreign net sales and an allocation of the Company's assets, see Note 2 to the Consolidated Financial Statements in Item 8.

NYSE Affirmation

        On May 22, 2014, David A. Roberts, the Company's Chief Executive Officer, submitted to the New York Stock Exchange (the "NYSE") the Annual CEO Certification and certified therein that he was not aware of any violation by the Company of the NYSE's Corporate Governance listing standards.

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

        Several of the market segments in which the Company sells its products are, to varying degrees, cyclical, and may experience periodic downturns in demand. For example, the Brake & Friction segment is susceptible to downturns in the construction, agriculture, and mining industries, the Interconnect Technologies segment is susceptible to downturns in the commercial airline industry, and the Construction Materials segment is susceptible to downturns in the commercial construction industry. In addition, both the Interconnect Technologies segment and the Brake & Friction segment may be negatively impacted by reductions in military spending.

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

        The Company also considers the acquisition of businesses, which may operate independent of existing operations, and could increase the possibility of diverting management's attention from its existing operations.

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

         The Company has significant concentrations in the commercial construction market.

        For the year ended December 31, 2014, approximately 60% of the Company's revenues, and 59% of its EBIT (excluding Corporate expenses) were generated by the Construction Materials segment. Construction spending is affected by economic conditions, changes in interest rates, demographic and population shifts, and changes in construction spending by federal, state, and local governments. A decline in the commercial construction market, as well as certain other operations of the Company, could adversely affect the Company's business, financial condition, results of operations, and cash flows. Additionally, adverse weather conditions such as heavy or sustained rainfall, cold weather, and snow can limit construction activity and reduce demand for roofing materials. Weather conditions can also be a positive factor, as demand for roofing materials may rise after harsh weather conditions due to the need for replacement materials.

        The Construction Materials segment competes through pricing, among other factors. Increased competition in this segment has and could continue to place negative pressure on operating results in future periods.

         The Company is subject to risks arising from international economic, political, legal, and business factors.

        The Company has increased, and anticipates that it will continue to increase, its presence in global markets. Approximately 24% of the Company's revenues in 2014 were generated outside the United States. The Company expects that this percentage will grow as the Company continues to expand its international sales efforts.

        In addition, to compete globally, all of the Company's segments operate manufacturing facilities outside the United States, including in China, Mexico, Italy, Germany, the Netherlands, and the United Kingdom.

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

        The Company utilizes petroleum-based products, steel, and other commodities in its manufacturing processes. Raw materials, including inbound freight, accounted for approximately 63% of the Company's cost of goods sold in 2014. Significant increases in the price of these materials may not be recovered through selling price increases and could adversely affect the Company's business, financial condition, results of operations, and cash flows. The Company also relies on global sources of raw materials, which could be adversely impacted by unfavorable shipping or trade arrangements and global economic conditions.

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

        In August 2012, as mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC adopted new disclosure regulations for public companies that manufacture products that contain certain minerals and their derivatives known as conflict minerals, if these minerals are necessary to the functionality or production of the company's products. While the regulations do not require that a company discontinue the use of conflict minerals, the Company nevertheless may be impacted by the regulations. If one or more of the Company's key customers declares that it will become "conflict-free" the Company may be forced to re-evaluate the sourcing of certain of its raw materials or risk the loss of business with the customer. This could have the effect of limiting the pool of suppliers from which the Company sources its raw materials and the Company may be unable to obtain conflict-free raw materials at competitive prices, which could have a material adverse effect on the Company's business, financial condition, results of operations, or cash flows. Additionally, given the complex nature of the Company's supply chain and, in some cases, an extensive chain of custody for materials that the Company uses in its production processes, the Company may incur significant costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals used in its products.

         Currency fluctuation could have a material impact on the Company's reported results of business operations.

        The Company's global net sales and other activities are translated into U.S. dollars for reporting purposes. The strengthening or weakening of the U.S. dollar could result in unfavorable translation effects as the results of transactions in foreign countries are translated into U.S. dollars. In addition, sales and purchases in currencies other than the U.S. dollar expose the Company to fluctuations in foreign currencies relative to the U.S. dollar. Increased strength of the U.S. dollar will decrease the Company's reported revenues or margins in respect of sales conducted in foreign currencies to the extent the Company is unable or determines not to increase local currency prices. Likewise, decreased strength of the U.S. dollar could have a material adverse effect on the cost of materials and products purchased overseas. Many of the Company's sales that are exported by its U.S. subsidiaries to foreign countries are denominated in U.S. dollars, reducing currency exposure. However, increased strength of the U.S. dollar may decrease the competitiveness of our U.S. subsidiaries' products that are sold in U.S. dollars within foreign locations.

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

        To help mitigate the fluctuation in future cash contributions to the core pension plan, the Company implemented a liability driven investment approach. This approach seeks to invest primarily in fixed income investments to match the changes in the plan liabilities that occur as a result of changes in the discount rate. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The established target allocation is 88% fixed income securities and 12% equity securities. Fixed income investments are diversified across core fixed income, long duration and high yield bonds. Equity investments are diversified across U.S. and international stocks. Investment risk is measured and monitored on an ongoing basis through investment portfolio reviews, annual liability measures, and asset/liability studies.

        Over the past three years the Company further settled portions of its net pension obligation offering one-time lump-sum distributions to certain former employees who participate in the Company's core pension plan. The Company also transferred certain pension assets and obligations upon sale of the Transportation Products business.

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

        From time to time, the Company, as part of its commitment to concentrate on its core business, may dispose of all or a portion of certain businesses. Such dispositions involve a number of risks and present financial, managerial, and operational challenges, including diversion of management attention from the Company's core businesses, increased expense associated with the dispositions, potential disputes with the customers or suppliers of the disposed businesses, potential disputes with the acquirers of the disposed businesses, and a potential dilutive effect on the Company's earnings per share. If dispositions are not completed in a timely manner there may be a negative effect on the

Company's cash flows and/or the Company's ability to execute its strategy. See Note 4 in Item 8 for discussion of Assets Held for Sale and Discontinued Operations.

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

         The Company' acquisition of LHi will result in an increased exposure to the medical device market and increased government regulations.

        It can be costly and time-consuming to obtain regulatory approvals to market medical devices, and approvals might not be granted for new devices on a timely basis, if at all. Additionally, continued government scrutiny, including reviews of the U.S. Food and Drug Administration medical device pre-market authorization and post-market surveillance processes, may impact the requirements for our medical device interconnect components and may have a negative effect on the Company's business, financial condition, results of operations, and cash flows.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        The number, location, and size of the Company's principal properties as of December 31, 2014 are shown on the following chart, by segment.

	Location				Square Footage (in millions)
	North America			No. of Facilities
Segment		Europe	Asia		Owned	Leased
Carlisle Construction Materials	21	6	—	27	4.3	0.6
Carlisle Interconnect Technologies	8	2	4	14	0.2	0.9
Carlisle Brake and Friction	4	2	4	10	0.8	0.5
Carlisle FoodService Products	8	—	—	8	0.2	0.8

Totals	41	10	8	59	5.5	2.8

        In addition to the manufacturing plants and warehousing facilities listed above, we lease our corporate offices in Charlotte, NC and in Shanghai, China. We consider these principal properties, as well as the related machinery and equipment, to be well maintained and suitable and adequate for their intended purpose.

Item 3.    Legal Proceedings.

        Information pertaining to legal proceedings can be found in Note 11 to the Consolidated Financial Statements included in this Annual Report, and is incorporated by reference herein.

Item 4.    Mine Safety Disclosures.

        Not applicable.

 Part II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        The Company's common stock is traded on the New York Stock Exchange. At December 31, 2014, there were 1,407 shareholders of record.

        Quarterly cash dividends paid and the high and low prices of the Company's stock on the New York Stock Exchange in 2014 and 2013 were as follows:

2014	First	Second	Third	Fourth
Dividends per share	$0.22	$0.22	$0.25	$0.25
Stock Price
High	$80.57	$88.19	$88.36	$92.06
Low	$71.51	$75.28	$78.93	$74.69

2013	First	Second	Third	Fourth
Dividends per share	$0.20	$0.20	$0.22	$0.22
Stock Price
High	$70.55	$68.12	$70.48	$80.21
Low	$59.19	$60.34	$62.00	$67.98

        The following table summarizes the Company's purchases of its common stock for the quarter ended December 31, 2014:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 2014	—	$—	—
November 2014	—	$—	—
December 2014	—	$—	—

Total	—		—	3,014,157

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

Item 6.    Selected Financial Data.

Five-Year Summary

(in millions except shares, shareholders of record, and per share data)	2014	2013	2012	2011	2010
Summary of Operations
Net sales	$3,204.0	$2,943.0	$2,851.2	$2,492.4	$1,842.8
Gross margin	$819.5	$745.6	$767.0	$584.1	$434.7
Selling & administrative expenses	$379.0	$353.7	$356.6	$298.8	$244.7
Research & development expenses	$33.8	$29.3	$26.1	$21.7	$16.4
Other (income) expense, net	$(1.6)	$(4.2)	$12.4	$(2.4)	$(0.9)
Earnings before interest and income taxes	$408.3	$366.8	$371.9	$266.0	$174.4
Interest expense, net	$32.2	$33.8	$25.5	$21.0	$8.2
Income from continuing operations, net of tax	$251.7	$235.2	$228.7	$172.0	$107.9
Basic earnings per share	$3.89	$3.69	$3.64	$2.77	$1.75
Diluted earnings per share	$3.83	$3.61	$3.57	$2.73	$1.73
(Loss) income from discontinued operations, net of tax	$(0.4)	$(25.5)	$41.5	$8.3	$37.7
Basic (loss) earnings per share	$—	$(0.40)	$0.66	$0.14	$0.61
Diluted (loss) earnings per share	$(0.01)	$(0.39)	$0.65	$0.13	$0.61
Net income	$251.3	$209.7	$270.2	$180.3	$145.6
Basic earnings per share	$3.89	$3.29	$4.30	$2.91	$2.36
Diluted earnings per share	$3.82	$3.22	$4.22	$2.86	$2.34
Financial Position
Net working capital(1)	$1,219.3	$1,158.6	$734.7	$617.2	$560.4
Property, plant and equipment, net (held & used)	$547.3	$497.2	$465.2	$379.3	$352.4
Total assets	$3,758.7	$3,493.0	$3,457.3	$3,137.9	$2,529.5
Long-term debt	$749.8	$751.0	$752.3	$604.2	$405.1
% of total capitalization(2)	25.4	27.4	29.6	28.7	23.2
Shareholders' equity	$2,205.0	$1,986.1	$1,788.1	$1,500.1	$1,340.7
Other Data
Average shares outstanding—basic (in thousands)	64,170	63,471	62,513	61,457	60,901
Average shares outstanding—diluted (in thousands)	65,304	64,806	63,610	62,495	61,592
Dividends paid	$61.2	$53.7	$48.0	$43.5	$40.6
Per share	$0.94	$0.84	$0.76	$0.70	$0.66
Capital expenditures	$118.8	$110.8	$140.4	$79.6	$64.6
Depreciation & amortization	$104.0	$113.9	$104.9	$88.0	$71.9
Shareholders of record	1,407	1,498	1,591	1,669	1,758

(1)
Net working capital is defined as total current assets less total current liabilities.

(2)
Percent of total capitalization is defined as long-term debt divided by long-term debt plus shareholders' equity.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

        We are a diversified manufacturing company focused on achieving profitable growth internally through new product development, product line extensions, and entering new markets, and externally through acquisitions that complement our existing technologies, products, and market channels. We have approximately 11,000 employees. We currently manage our businesses under the following segments:

  •
  Carlisle Construction Materials ("CCM" or the "Construction Materials segment");

  •
  Carlisle Interconnect Technologies ("CIT" or the "Interconnect Technologies segment");

  •
  Carlisle Brake & Friction ("CBF" or the "Brake & Friction segment"); and

  •
  Carlisle FoodService Products ("CFSP" or the "FoodService Products segment").

        We are a multi-national company with manufacturing operations located throughout North America, Western Europe, and the Asia Pacific region. Management focuses on maintaining a strong and flexible balance sheet, year-over-year improvement in net sales, earnings before interest and income taxes ("EBIT") margins and net earnings, globalization, and reducing working capital (defined as receivables and inventories, net of accounts payable) as a percentage of net sales. Resources are allocated among the segments based on management's assessment of their ability to obtain leadership positions and competitive advantages in the markets they serve.

        On December 31, 2013, the Company sold its Transportation Products business and received total net proceeds of $378.7 million, consisting of $369.0 million received on December 31, 2013 and $9.7 million received during the second quarter of 2014 as part of a final working capital adjustment. For 2013 and prior, results for the Transportation Products business are reported in discontinued operations. Prior to its sale, the Transportation Products business was our second largest segment based on $767.9 million in net sales in 2013. However, this segment was not core to our strategy and did not support our net sales growth and EBIT margin objectives. We have applied the proceeds to provide value to shareholders by making investments in the acquisition of LHi Technology and the pending acquisition of Liquid Finishing Brands in furtherance of our long term goals.

        For a more in-depth discussion of the results discussed in this "Executive Overview", please refer to the discussion on "Financial Reporting Segments" presented later in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

        We achieved a record $3.20 billion in net sales in the year ended December 31, 2014, an 8.9% increase from net sales of $2.94 billion for the year ended December 31, 2013. Organic sales (defined as net sales excluding sales from acquired businesses within the last twelve months, as well as the impact of changes in foreign exchange rates) in 2014 grew 7.9% reflecting higher sales volume of 9.1% due to strong demand for commercial roofing at Construction Materials and for aerospace applications at Interconnect Technologies, partially offset by 1.2% lower selling price from Construction Materials, Interconnect Technologies and Brake & Friction. Overall net sales at Brake & Friction and Foodservice Products grew modestly during 2014. The increase in net sales from fluctuations in foreign currency exchange rates in 2014 versus the prior year was 0.1%. The acquisition of LHi Technologies ("LHi") on October 1, 2014, contributed $26.1 million, or 0.9%, to net sales in 2014.

        For the year ended December 31, 2014, EBIT (earnings before interest and income taxes) grew 11% and EBIT margin (EBIT as a percent of net sales) increased 20 basis points to 12.7% reflecting lower per unit costs resulting from higher capacity utilization as well as lower labor and material usage costs from the Carlisle Operating System. Offsetting EBIT margin improvements were lower selling price, and, at Construction Materials, higher plant startup and product line closing costs versus the prior year and higher freight expense. Also negatively impacting EBIT margin in 2014, was lower EBIT performance at Brake & Friction and higher costs related to acquisitions.

        For the year ended December 31, 2014, income from continuing operations, net of tax was a record $251.7 million, or $3.83 per diluted share, a 7.0% increase compared to income of $235.2 million, or $3.61 per diluted share, for the year ended December 31, 2013. Included in income from continuing operations for the year ended December 31, 2013 include a tax benefit of $11.8 million, or $0.18 per diluted share, from the release of a deferred tax liability from an election in a foreign jurisdiction that resulted in an increase in the tax basis of an international operation. For more information regarding the change in income from continuing operations from 2013 to 2014, refer to the discussion below on "2014 Compared to 2013".

        During the year ended December 31, 2013, net sales from continuing operations of $2.94 billion increased 3.2% from net sales of $2.85 billion for the year ended December 31, 2012. Organic sales declined 0.4% for the year ended December 31, 2013 versus the prior year, reflecting a 0.4% net sales volume increase offset by a 0.8% decline in selling price primarily at Construction Materials. The 0.4% net sales volume increase reflected organic sales growth at Construction Materials and Interconnect Technologies offset by a significant decline in net sales at Brake & Friction. The Brake & Friction segment experienced a 22% decline in net sales during 2013 due to a global downturn in the market for heavy equipment. The Construction Materials and Interconnect Technologies segments experienced growth in the commercial roofing and commercial aerospace markets, respectively. Acquisitions in the Construction Materials and Interconnect Technologies segments contributed $98.9 million to net sales in 2013. The increase in net sales from fluctuations in foreign currency exchange rates in 2013 versus the prior year was 0.1%.

        For the year ended December 31, 2013, EBIT declined 1.4% to $366.8 million primarily due to the net sales downturn at Brake & Friction as well as the impact of lower selling price and higher raw material cost at Construction Materials. Offsetting these negative impacts were higher earnings from organic sales growth at Interconnect Technologies and significant profit improvement at Foodservice Products from previous consolidation efforts and performance improvement initiatives. Our EBIT margin decreased 50 basis points in 2013 to 12.5% primarily due to the lower performance at Brake & Friction.

        For the year ended December 31, 2013, income from continuing operations was $235.2 million, or $3.61 per diluted share, a slight increase compared to income of $228.7 million, or $3.57 per diluted share, for the year ended December 31, 2012. For more information regarding the change in income from continuing operations from 2012 to 2013, refer to the discussion below on "2013 Compared to 2012".

        During 2014, we undertook two important strategic actions in furtherance of our long term objectives. On October 1, 2014, we purchased LHi for $194.0 million using cash on hand. The acquisition of LHi, reported in the Interconnect Technologies segment, adds significantly to this segment's presence in the medical cable assembly market and provides further diversification of this segment's end markets. On October 8, 2014, we entered into an agreement to purchase the liquid finishing brands business ("Liquid Finishing Brands") from Graco Inc. for $590 million. This purchase is expected to be completed in the first quarter of 2015, using cash on hand. Both the acquisition of LHi and the pending acquisition of Liquid Finishing Brands reflect our commitment to maximize shareholder value and is representative of the transformation of our company that has taken place over the past seven years into a manufacturer of high-margin, highly-engineered products.

        For the full year 2015, we expect mid-to-high single digit percent organic sales growth along with EBIT margin improvement versus 2014. Organic growth in 2015 is anticipated to be primarily driven by increased sales volume on higher demand for commercial roofing at Construction Materials from growth in commercial construction as well as from organic sales growth at Interconnect Technologies and FoodService Products. Net sales growth at Brake & Friction is expected to be limited in 2015 but EBIT is expected to improve from this segment's cost reduction efforts. The acquisition of LHi, reported in the Interconnect Technologies segment, is expected to be accretive to Carlisle's net earnings in 2015. The pending acquisition of Liquid Finishing Brands, which will be reported as a new segment, is expected to be accretive to net earnings within the first year of acquisition.

        As of December 31, 2014, we had $730.8 million of cash on hand and $600 million of availability under our revolving credit facility. After using approximately $590 million of our cash on hand to acquire Liquid Finishing Brands, we expect to have ample liquidity to continue to pursue our long-term growth objectives and return capital to shareholders.

2014 Compared to 2013

Net Sales

(in millions)	2014	2013	Change	Acquisition Effect	Volume Effect	Price Effect	Exchange Rate Effect
Net Sales	$3,204.0	$2,943.0	8.9%	0.9%	9.1%	(1.2)%	0.1%

        We set a record for net sales of $3.20 billion in 2014. Our 7.9% organic sales growth in 2014 was driven by 11% organic sales growth at Interconnect Technologies on strong aerospace demand and 8.9% net sales growth at Construction Materials driven by growth in commercial construction and commercial re-roofing. Brake & Friction and Foodservice Products both achieved modest increases in net sales volume in 2014. Our 9.1% total net sales growth from volume was partially offset by 1.2% lower selling price at Construction Materials, Interconnect Technologies and Brake & Friction. The acquisition of LHi on October 1, 2014 reported in the Interconnect Technologies segment contributed $26.1 million to total net sales in 2014. Refer to the discussion below on "Acquisitions".

Net Sales by Geographic Area

Country

(in millions)	2014		2013
United States	$2,441.7	76%	$2,260.8	77%
International:
Europe	357.4		330.4
Asia	136.0		126.3
Canada	117.1		90.1
Mexico and Latin America	82.0		69.7
Middle East and Africa	48.7		47.4
Other	21.1		18.3

Total International	762.3	24%	682.2	23%

Net sales	$3,204.0		$2,943.0

        We have a long-term goal of achieving 30% of total net sales from outside the United States. Total net sales to customers located outside the United States increased from $682.2 million in 2013, or 23.2% of net sales, to $762.3 million in 2014, or 23.8% of net sales. The 12% increase in net sales from outside the United States from 2013 to 2014 primarily reflects higher net sales by Construction Materials into Canada, Europe and Asia and by Interconnect Technologies into Asia, Europe and Mexico.

Gross Margin

(in millions)	2014	2013	Change
Gross profit	$819.5	$745.6	9.9%
Gross margin	25.6%	25.3%

        In 2014, our gross margin (gross profit expressed as a percentage of net sales) increased 30 basis points due to lower per unit costs related to higher capacity utilization driven by higher sales volume and lower labor and material usage costs from the Carlisle Operating System. These positive impacts were partially offset by lower selling price at Construction Materials, Interconnect Technologies and Brake & Friction, and higher costs at Construction Materials for plant startup, product line closing, freight expense and product warranty. Included in gross profit and gross margin in 2014 was $9.0 million in plant startup and product line closing costs at Construction Materials related to startup of its PVC manufacturing operations and new TPO manufacturing facility and $0.9 million in expense to discontinue production of its Insulfoam product line at its Smithfield, PA facility. These expenses in 2014 compared to $7.3 million in plant startup costs at Construction Materials in the same prior year period. Also included in gross profit and gross margin in 2014 were $0.8 million in restructuring costs related to the closure of our Akron plant in the Brake & Friction segment, as compared to restructuring costs of $0.9 million in the prior year.

        During 2014, we incurred $1.6 million in additional cost of goods sold from the acquisition of LHi reported in the Interconnect Technologies segment resulting from the fair valuation of acquired inventory. By comparison, during 2013, we incurred $1.1 million in additional cost of goods sold from the acquisition of Thermax/Raydex reported in the Interconnect Technologies segment.

Selling and Administrative Expenses

(in millions)	2014	2013	Change
Selling & Administrative	$379.0	$353.7	7.2%
As a percentage of net sales	11.8%	12.0%

        Selling and administrative expenses increased 7.2% versus the prior year primarily reflecting higher selling and commission costs tied to higher sales, higher acquisition costs, increased performance based incentive compensation expense and investments in information security. Included in selling and administrative expenses in 2014 was $3.5 million of expenses from the LHi operations acquired in the Interconnect Technologies segment. During 2014, Interconnect Technologies incurred $1.9 million in transaction expenses connected to the acquisition of LHi. Also included in selling and administrative expenses in 2014 was $1.2 million in severance expense at Brake & Friction from staff reductions made to align this segment's cost structure to its current demand levels.

Research and Development Expenses

(in millions)	2014	2013	Change
Research and Development	$33.8	$29.3	15.4%
As a percentage of net sales	1.1%	1.0%

        The increase in research and development expenses during 2014 reflected increased product development costs primarily in the Brake & Friction segment.

Other (Income) Expense, Net

(in millions)	2014	2013
Other (income) expense, net	$(1.6)	$(4.2)

        Other income in 2014 primarily reflects a gain on the sale of property of $1.1 million in the Foodservice Products for sale of its property in The Netherlands, a gain of $0.4 million in the Brake & Friction segment on the sale of its plant in Akron, OH, and a gain of $0.9 million from final settlement of the Thermax/Raydex acquisition by Interconnect Technologies recognized in the first quarter of 2014. These gains were partially offset by losses on the disposal of fixed assets and foreign exchange losses.

        By comparison, other income in 2013 primarily reflects fair value adjustments related to commodity swap agreements in the Interconnect Technologies segment and contingent consideration for the PDT acquisition in the Construction Materials segment as well as a gain on the sale of property in the Construction Materials and Foodservice Products segments. During the third quarter of 2013, the Construction Materials recorded a $1.3 million gain related to the settlement of contingent consideration related to its 2011 acquisition of PDT based upon an earn-out settlement agreement with the former owners, which was paid in the fourth quarter of 2013. In addition, during the third quarter of 2013, Foodservices Products sold its distribution facility in Reno, NV and recognized a pre-tax gain of $1.0 million on the sale. During the third and fourth quarter of 2013, Construction Materials sold property and fixed assets in Kingston, NY and Kent, WA and recognized a gain of $1.0 million on the sale.

EBIT (Earnings Before Interest and Taxes)

(in millions)	2014	2013	Change
EBIT	$408.3	$366.8	11.3%
EBIT Margin	12.7%	12.5%

        EBIT grew 11% in 2014 reflecting lower per unit costs from higher capacity utilization driven by sales volume and lower labor and material usage from the Carlisle Operating System, partially offset by lower selling price, the aforementioned higher operating costs at Construction Materials and higher costs in 2014 related to acquisitions and employee severance in 2014 versus 2013.

Interest Expense

(in millions)	2014	2013	Change
Interest expense	$33.7	$34.3
Interest income	(1.5)	(0.5)

Interest Expense, net	$32.2	$33.8	(4.7)%

        The reduction in net interest expense in 2014 versus the prior year primarily reflects an increase in capitalized interest and increased interest income for higher average cash on hand in 2014 versus 2013.

Income Taxes

(in millions)	2014	2013	Change
Income tax expense	$124.4	$97.8	27.2%
Effective tax rate	33.1%	29.4%

        Our effective tax rate varies from the statutory rate within the United States of 35% due primarily to the deduction attributable to U.S. production activities, state tax requirements, earnings in foreign jurisdictions taxed at rates different from the statutory U.S. federal rate, and tax credits. The 29.4% effective rate for 2013 reflects a tax benefit of $11.8 million related to a tax election made in a foreign jurisdiction that resulted in the release of deferred tax liabilities. We estimate our effective tax rate for 2015 will be approximately 33%.

        We participated in the U.S. Internal Revenue Service's ("IRS") real time audit program, Compliance Assurance Process ("CAP"), during 2014 and 2013. Under the CAP program, material federal income tax matters were disclosed to the IRS throughout the year with the objective of reaching agreement as to the proper reporting treatment in advance of filing our U.S. federal tax return. The examinations of the 2012 and 2013 returns have been completed. We believe that this program reduces tax-related uncertainties, enhances transparency, and reduces administrative costs. We expect to continue to participate in the CAP program in 2015.

Income from Continuing Operations

(in millions)	2014	2013	Change
Income from continuing operations, net of tax	$251.7	$235.2	7.0%
EPS
Basic	$3.89	$3.69
Diluted	3.83	3.61

        Our income from continuing operations of $251.7 million in 2014 was a record. Income from continuing operations increased 7.0% in 2014 versus the prior year primarily due to higher EBIT and lower net interest expense, partially offset by a higher effective tax rate in 2014 versus 2013.

Income (Loss) from Discontinued Operations

(in millions)	2014	2013
Income (loss) from discontinued operations	$(2.1)	$(60.5)
Tax expense (benefit)	(1.7)	(35.0)

	$(0.4)	$(25.5)

EPS
Basic	$—	$(0.40)
Diluted	(0.01)	(0.39)

        Loss from discontinued oeprations for the year ended December 31, 2014 primarily reflects a net after-tax loss on the sale of the Transportation Products business arising from the final working capital adjustment.

        Loss from Discontinued Operations for the year ended December 31, 2013 primarily reflects the results of the Transportation Products business, which was sold on December 31, 2013 to American Industrial Partners ("AIP"). During 2013, the Transportation Products business had net sales of $767.9 million. Included in loss from discontinued operations during 2013 was a pre-tax goodwill impairment charge of $100.0 million due to a decline in the reporting unit's estimated fair value relative to its carrying value. In addition, the Company recorded a pre-tax loss of $12.3 million on the sale of the Transportation Products business, which included charges of $8.4 million for curtailment and settlement charges related to the transfer of all former Transportation Products business employees and certain of the pension and other post employment obligations to AIP as part of the sale. The after-tax loss from discontinued operations for the full year 2013 reflects the aforementioned losses from operations due to the goodwill impairment charge, offset by operating earnings of the Transportation Products business and a net after-tax gain on the sale of the Transportation Products business of $6.2 million.

Net Income

(in millions)	2014	2013	Change
Net Income	$251.3	$209.7	19.8%
EPS
Basic	$3.89	$3.29
Diluted	3.82	3.22

        The increase in Net income during 2014 versus the prior year primarily reflects the increase in Income from Continuing Operations in 2014 versus 2013 and decrease in Loss from Discontinued Operations in 2014 versus 2013.

2013 Compared to 2012

Net Sales

(in millions)	2013	2012	Change	Acquisition Effect	Volume Effect	Price Effect	Exchange Rate Effect
Net Sales	$2,943.0	$2,851.2	3.2%	3.5%	0.4%	(0.8)%	0.1%

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

Net Sales by Geographic Area

Country

(in millions)	2013		2012
United States	$2,260.8	77%	$2,206.0	77%
International:
Europe	330.4		315.9
Asia	126.3		117.3
Canada	90.1		82.6
Mexico and Latin America	69.7		65.8
Middle East and Africa	47.4		46.6
Other	18.3		17.0

Total International	682.2	23%	645.2	23%

Net sales	$2,943.0		$2,851.2

        Total net sales to customers located outside the United States increased by 5.7% from $645.2 million in 2012 to $682.2 million in 2013. Of the growth in 2013, $31.2 million in net sales came from the acquisitions of Hertalan and Thermax/Raydex. Net sales from outside the United States as a percentage of total net sales grew from 22.6% in 2012 to 23.2% in 2013.

Gross Margin

(in millions)	2013	2012	Change
Gross profit	$745.6	$767.0	(2.8)%
Gross margin	25.3%	26.9%

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

Selling and Administrative Expenses

(in millions)	2013	2012	Change
Selling & Administrative	$353.7	$356.6	(0.8)%
As a percentage of net sales	12.0%	12.5%

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

Other (Income) Expense, Net

(in millions)	2013	2012
Other (income) expense, net	$(4.2)	$12.4

        Other income, net in 2013 of $4.2 million primarily reflects pre-tax gains related to changes in fair value of contingent consideration for the PDT acquisition in the Construction Materials segment as well as a net gain on the sale of fixed assets. During the third quarter of 2013, Construction Materials recorded a $1.3 million gain related to the settlement of contingent consideration related to its 2011 acquisition of PDT based upon an earn-out settlement agreement with the former owners, which was paid in the fourth quarter of 2013. In addition, during the third quarter of 2013, Foodservices Products sold its distribution facility in Reno, NV and recognized a pre-tax gain of $1.0 million on the sale. During the third and fourth quarter of 2013, Construction Materials sold property and fixed assets in Kingston, NY and Kent, WA and recognized a net pre-tax gain of $1.0 million on the sale.

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

EBIT (Earnings Before Interest and Taxes)

(in millions)	2013	2012	Change
EBIT	$366.8	$371.9	(1.4)%
EBIT Margin	12.5%	13.0%

        EBIT declined 1.4% in 2013 primarily due to the sales downturn at Brake & Friction as well as the impact of lower selling price and higher raw material cost at Construction Materials. Offsetting these negative impacts were higher earnings from organic sales growth at Interconnect Technologies and significant profit improvement at Foodservice Products from previous consolidation efforts and performance improvement initiatives. Included in EBIT in 2013 were exit and disposal costs of $1.3 million and plant start-up costs at Construction Materials of $7.3 million. By comparison, included in EBIT in 2012 were total exit and disposal costs and impairment charges of $6.2 million, which primarily reflected the aforementioned consolidation activities within FoodService Products.

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

Income Taxes

(in millions)	2013	2012	Change
Income tax expense	$97.8	$117.7	(16.9)%
Effective tax rate	29.4%	34.0%

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

        Loss from Discontinued Operations for the year ended December 31, 2013 primarily reflects the results of the Transportation Products business, which was sold on December 31, 2013 to American Industrial Partners ("AIP"). During 2013, the Transportation Products business had net sales of $767.9 million. Included in loss from discontinued operations during 2013 was a pre-tax goodwill impairment charge of $100.0 million due to a decline in the reporting unit's estimated fair value relative to its carrying value. In addition, the Company recorded a pre-tax loss of $12.3 million on the sale of the Transportation Products business, which included charges of $8.4 million for curtailment and settlement charges related to the transfer of all former Transportation Products business employees and certain of the pension and other post employment obligations to AIP as part of the sale.

        Under the terms of the sale agreement, the Company settled $18.6 million in pension liabilities and $1.2 million of other post employee benefit obligations related to certain unionized employees of the Transportation Products business, via the transfer of those liabilities to AIP. As a result of this settlement, the Company recorded $7.3 million in settlement costs, including recognition of $6.1 million of previously unrecognized actuarial losses, in discontinued operations in 2013. Following this settlement, a final transfer to the buyer of pension assets of $18.6 million was made to the buyer on June 30, 2014 under the terms of the sale agreement.

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

        Income from Discontinued Operations for the year ended December 31, 2012 primarily reflects the results of the Transportation Products business as well as a $3.75 million gain recognized in April 2012 upon final settlement of contingent consideration from the 2010 sale of our specialty trailer business. During 2012, the Transportation Products business had net sales of $778.2 million and pre-tax income from discontinued operations of $52.4 million.

Net Income

(in millions)	2013	2012	Change
Net Income	$209.7	$270.2	(22.3)%
EPS
Basic	$3.29	$4.30
Diluted	3.22	4.22

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

        On October 8, 2014, the Company announced the signing of a definitive agreement to purchase from Graco Inc. and its subsidiary Finishing Brands Holdings, Inc. their held separate liquid finishing business ("Liquid Finishing Brands") in a $590 million cash transaction. The Liquid Finishing Brands business was acquired by Graco in April 2012, as part of its purchase of the liquid and powder finishing businesses of Illinois Tool Works. The Liquid Finishing Brands business is currently being held separate from Graco's other businesses pursuant to an order of the U.S. Federal Trade Commission ("FTC"). Effective October 6, 2014, Graco is required to sell the business within 180 days of the FTC's final divestiture order.

        With annual sales of approximately $275 million, Liquid Finishing Brands is a global manufacturer and supplier of liquid finishing equipment and systems serving diverse end markets for paints and coatings, including OE automotive, automotive refinishing, aerospace, agriculture, construction, marine, rail and other industrial applications. The business operates from multiple locations in seven countries with approximately 57% of its sales outside the United States. Liquid Finishing Brands manufactures and sells products under the well-known brand names of Binks®, DeVilbiss®, Ransburg® and BGK. The transaction is expected to be accretive to our net earnings in the first year. Carlisle will report results for the Liquid Finishing Brands business as a separate operating segment. The acquisition is subject to FTC and other regulatory approvals and certain other closing conditions, and is anticipated to close during the first quarter of 2015.

        On October 1, 2014, the Company completed the acquisition of LHi for $194.0 million, utilizing cash on hand. LHi's manufacturing operations are located in Shenzhen, China. With annual sales of approximately $100 million, LHi provides world-class medical device manufacturers with interconnect components used for patient monitoring, electrosurgery, diagnostic imaging and surgical instrumentation. Results of LHi's operations are reported within the Interconnect Technologies segment. The acquisition of LHi complements Interconnect Technologies' existing medical cabling product offerings as well as adds global presence and further end market diversification within the CIT segment. The preliminary amount of goodwill recorded related to the acquisition of LHi was approximately $111.7 million.

        On December 17, 2012, we acquired certain assets and assumed certain liabilities of Thermax ("Thermax"), an unincorporated North American division of Belden Inc., and acquired all of the outstanding shares of Raydex/CDT Limited ("Raydex" and together with Thermax, "Thermax/Raydex"), a company incorporated in England and Wales, for total cash consideration of approximately $265.5 million, net of $0.1 million cash acquired. We funded the acquisition with cash on hand, much of which was received from the proceeds of our November 20, 2012 $350 million senior notes offering. Thermax/Raydex designs, manufactures, and sells wire and cable products for the commercial and military aerospace markets and certain industrial markets. The acquisition of Thermax/Raydex added capabilities and technology to strengthen our interconnect products business by expanding its product and service range to its customers. Thermax/Raydex operates within the Interconnect Technologies segment. The final amount of goodwill recorded related to the acquisition of Thermax/Raydex was $99.1 million.

        On March 9, 2012, we acquired 100% of the equity of Hertalan Holding B.V. ("Hertalan") for a total cash purchase price of approximately €37.3 million, or $48.9 million, net of €0.1 million, or $0.1 million, cash acquired. We funded the acquisition with borrowings under our $600 million senior unsecured revolving credit facility (the "Facility") and cash on hand. The acquisition of Hertalan strengthened our ability to efficiently serve European customers in the EPDM roofing market in Europe with local manufacturing and established distribution channels. Hertalan operates within the Construction Materials segment. The final amount of goodwill recorded related to the acquisition of Hertalan was $13.5 million.

        On December 31, 2013, the Company sold its Transportation Products business and received total net proceeds of $378.7 million, consisting of $369.0 million received on December 31, 2013 and $9.7 million received during the second quarter of 2014 as part of a final working capital adjustment. We have applied the proceeds from the sale of the Transportation Products business to provide value to shareholders by making investments in the acquisition of LHi Technology and the planned acquisition of Liquid Finishing Brands in furtherance of our long term goals.

Financial Reporting Segments

Carlisle Construction Materials ("CCM" or the "Construction Materials segment")

(in millions)	2014	2013	Change $	Change %	2013	2012	Change $	Change %
Net Sales	$1,935.4	$1,776.5	$158.9	8.9%	$1,776.5	$1,695.8	$80.7	4.8%
EBIT	$268.8	$264.0	$4.8	1.8%	$264.0	$273.4	$(9.4)	(3.4)%
EBIT Margin	13.9%	14.9%			14.9%	16.1%

2014 Compared to 2013

        CCM's 2014 net sales of $1.94 billion were a record for this segment. CCM's net sales growth of 8.9% in 2014 versus the prior year reflected higher sales volume, partially offset by lower selling price. CCM's sales volume growth in 2014 was primarily driven by increased demand from growth in the new commercial construction and re-roofing markets.

        For the full year 2014, CCM's net sales of its commercial roofing membrane and commercial polyiso insulation applications overall grew by 10%. CCM's net sales of its Insulfoam residential insulation product line grew by 4.8%. With respect to international sales, CCM's net sales outside of the U.S. grew 17% during 2014 primarily reflecting increased net sales into Canada, where net sales grew by 33%. CCM's net sales into Europe grew by 12% for the full year, reflecting strong double digit organic sales growth in the first half of 2014 followed by slightly lower sales growth in the second half of 2014 due to weakening economic conditions in Europe and weakening of the Euro versus the U.S. dollar.

        CCM's EBIT margin declined 100 basis points versus the prior year primarily due to lower selling price, higher plant startup and product line closing costs versus the prior year and higher freight costs. These negative impacts were partially offset by lower per unit costs resulting from higher capacity utilization, and reduction in material usage and labor costs driven by the Carlisle Operating System. During 2014, CCM incurred product line closing costs of $0.9 million related to discontinuing production of its Insulfoam product line at its Smithfield, PA, facility. In addition, CCM incurred plant startup expense at its new PVC facility and new TPO manufacturing facility of $9.0 million during 2014. By comparison, CCM incurred plant startup expense in 2013 of $7.3 million. Included in CCM's EBIT in 2013 were gains that did not recur in 2014 consisting of a $1.3 million gain related to the settlement of contingent consideration related to its 2011 acquisition of PDT, a net pre-tax gain of $1.0 million on the sale of property and fixed assets in Kingston, NY, and Kent, WA, and a gain of $1.9 million on the sale of solar roofing inventory that had previously been determined to be obsolete.

        CCM has made significant investments in new plant construction beginning in 2012, with capital expenditures of $81.5 million, $64.5 million and $51.4 million in 2012, 2013 and 2014, respectively. In 2013, CCM completed construction on a 407,000 sq. ft. polyiso plant in Puyallup, WA, to service demand in the Pacific-Northwest region. During 2013, CCM completed construction on a 370,000 sq. ft. facility in Montgomery, NY, to relocate polyiso operations from its previous 168,000 sq. ft. leased facility in Kingston, NY. In addition, CCM completed construction of a new PVC (polyvinyl chloride) roofing membrane manufacturing line at its Greenville, IL, location. Beginning in the third quarter 2013, CCM commenced a project to add a TPO manufacturing facility at its Carlisle, PA, location to better service growing demand for TPO roofing applications in the Northeast. This project was completed in the second half of 2014. With the production startup of the PVC plant, CCM is the only manufacturer of EPDM, TPO, and PVC.

        During the third quarter 2014, CCM decided to exit manufacturing and distribution of its Insulfoam product from its Smithfield, PA, facility and to use the Smithfield, PA, facility for its commercial roofing business. The Company incurred $0.9 million in accelerated depreciation and relocation expenses during the fourth quarter of 2014 related to this decision.

        While CCM's net sales growth in the fourth quarter 2014 was lower than expected, the outlook for CCM's net sales in 2015 remains very favorable based upon continued growing demand for commercial construction in the United States as well as increased enforcement of building codes related to energy efficiency driving demand for commercial insulation products. In addition, the market for commercial construction is shifting towards white single-ply roofing systems for which CCM is well positioned to supply with its TPO product line. Sales growth in Europe, which currently comprise less than 10% of CCM's total net sales, is expected to be modest in the near term due to continued economic weakness in the European region. The outlook for CCM's overall net sales growth in 2015 is in the high-single digit percent range. CCM's EBIT margin is expected to improve in 2015 from sales volume growth, an expected tailwind from lower raw material costs in the near term and the non-recurrence of plant startup costs incurred in 2014.

        CCM's net sales and EBIT are generally higher in the second and third quarters of the year due to increased construction activity during these periods. CCM's commercial roofing business is comprised of approximately 70% of net sales from reroofing, which derives demand from a large base of installed roofs requiring replacement in a given year, and 30% from roofing for new commercial construction. Budget constraints at local and federal government levels could have a negative impact on growth rates in the market for institutional construction. Growth in demand in the commercial construction market can be negatively impacted by changes in fiscal policy and increases in interest rates.

        While market conditions in the commercial roofing market have improved, maintaining current selling price levels or implementing selling price increases has been challenging and subject to significant price competition. Particularly within its polyiso product line, CCM has been challenged in recovering selling price for historically higher raw material costs, increased freight expense and other higher product costs. Recent declines in crude oil pricing is expected to reduce CCM's raw material costs in the near term however CCM's ability to obtain incremental EBIT margin from lower costs is dependent upon selling price competition within the commercial roofing market.

2013 Compared to 2012

        CCM's net sales grew 4.8% in 2013 versus the prior year reflecting growing demand throughout the year from increased commercial construction and reroofing activity, partially offset by the negative impact of harsher than normal weather conditions earlier in 2013. CCM's net sales of its waterproofing/coatings and Insulfoam products each grew by 13%. The commercial roofing market became slightly more price competitive during the third and fourth quarters of 2013. Net sales from CCM's European operations, excluding the impact of foreign exchange fluctuations, were relatively level to the prior year. Contribution in 2013 from the acquisition of Hertalan in March 2012 was $3.7 million in net sales.

        For the year ended December 31, 2013, the decrease in CCM's EBIT margin of 120 basis points versus the prior year period primarily reflected lower selling price and higher raw material costs partially offset by higher sales volume. CCM also incurred startup expenses of $7.3 million for its two new polyiso facilities in Puyallup, WA and Montgomery, NY and construction of its PVC manufacturing line in Greenville, IL during 2013. Partially offsetting this was a $1.3 million positive adjustment to the fair value of contingent consideration related to CCM's 2011 acquisition of PDT and $1.0 million in net gain on the sale of fixed assets.

Carlisle Interconnect Technologies ("CIT" or the "Interconnect Technologies segment")

(in millions)	2014	2013	Change $	Change %	2013	2012	Change $	Change %
Net Sales	$669.1	$577.7	$91.4	15.8%	$577.7	$463.1	$114.6	24.7%
EBIT	$132.2	$89.4	$42.8	47.9%	$89.4	$69.1	$20.3	29.4%
EBIT Margin	19.8%	15.5%			15.5%	14.9%

2014 Compared to 2013

        In 2014, CIT achieved record net sales, EBIT and EBIT margin for this segment. CIT's 16% net sales growth in 2014 primarily reflected strong organic sales growth of 11% and net sales from acquisitions of 4.5%. CIT's 11% organic sales growth primarily reflected higher sales volume driven by strong aerospace demand slightly offset by lower selling price from contractual price reductions that were in part tied to lower raw material commodity prices. CIT's net sales to the aerospace market in 2014 were up a robust 14% primarily on higher demand for in-flight entertainment and connectivity ("IFEC") applications and increased sales for the Boeing 787 program. CIT net sales into the test and measurement market increased by 20% in 2014. CIT's net sales to the military market were relatively level to the prior year, reflecting lower demand in the first half of 2014 offset by sales volume growth in the second half of 2014 from new program development. Partially offsetting this was a 6.7% decline in net sales to the industrial market. The acquisition of LHi on October 1, 2014 contributed $26.1 million in net sales to CIT in 2014, all comprising sales to the medical market.

        CIT's EBIT margin increased significantly by 430 basis points in 2014 versus the prior year due to lower per unit costs resulting from higher capacity utilization driven by higher sales volume, and reduction in material usage and labor costs driven by the Carlisle Operating System. Included in CIT's EBIT was $1.9 million in transaction expenses for the acquisition of LHi and $1.6 million in cost of goods sold related to recording acquired inventory at estimated fair value as of the acquisition date. Partially offsetting these costs in 2014 was a gain of $0.9 million recognized upon the final settlement of the acquisition of Thermax/Raydex from Belden. By comparison, included in CIT's EBIT in 2013 was $1.1 million in acquisition costs primarily due to additional costs of goods sold resulting from recording the acquired Thermax/Raydex inventory at estimated fair value as of the acquisition date.

        During 2014, CIT began construction on a new 216,000 sq. ft. manufacturing facility in Nogales, Mexico to meet growing demand for its aerospace applications and to support growth in its medical applications. The total cost of CIT's new facility is expected to be $28 million, of which $17 million was spent in 2014, and is expected to be completed in early 2015. CIT may incur additional plant startup expense in 2015 related to ramp up of production at its new facility in Nogales.

        The outlook for CIT in the commercial aerospace market remains favorable with a strong delivery cycle for new wide body aircraft expected over the next several years. Both Airbus and Boeing forecast growing demand for aircraft delivery over this time period. The outlook for the market for IFEC applications also remains positive on increasing demand for on board connectivity applications used in both installed aircraft seating and for personal mobile devices. One of CIT's customers, for which it supplies IFEC applications, comprises approximately 19% of CIT's total sales. CIT's sales volume growth in the aerospace market in future periods is expected to be partially offset by contractual price reductions negotiated as part of Boeing's Accelerated Opportunity Capture ("AOC") program. CIT's net sales growth outlook for the aerospace market in 2015 is expected to be in the mid-single digit percent range as a result of sales volume growth being partially offset by contractual price reductions.

        In 2013, CIT made investments to expand into the medical cabling industry and has generated additional net sales in this area in 2014. The outlook for cabling and interconnect applications in the medical technology industry continues to be favorable. On October 1, 2014, the Company completed the acquisition of LHi, a leading manufacturer of cabling and connectivity applications in the medical equipment and device industry with annual sales of approximately $100 million. With the acquisition of LHi, CIT is adding new products, customers and complementary technologies to support its expansion into the growing healthcare technology market as well as further diversify CIT's end markets. The acquisition of LHi is expected to be accretive to CIT's EBIT in 2015.

        The outlook for CIT's net sales into the test and measurement market is expected to be positive on new product and customer development. The outlook for CIT's military applications is expected to be positive based upon new program development; however growth in this market is subject to government budget limitations. The outlook for the industrial market, which includes the heavy equipment industry and energy exploration and automotive applications, is expected to remain consistent with current levels; however, may be negatively impacted by the recent decline in oil prices.

2013 Compared to 2012

        CIT's net sales growth during 2013 of 25% reflected organic growth of 4.1% and net sales from the Thermax/Raydex acquisition of $95.2 million, or 21%. Net sales in CIT's aerospace market were up 8%, driven by higher demand for IFEC applications and increased orders related to the ramp up of the Boeing 787 program and other Boeing and Airbus aircraft programs. CIT's net sales to the test and measurement market grew by 30% related to new business development efforts. Growth in the aerospace and test and measurement product lines were partially offset by 14% lower net sales to the military and defense market due to government budget and sequestration constraints. CIT's net sales to the industrial market, which currently comprises 3% of CIT's base net sales, declined by 18% reflecting weakness in the heavy equipment market.

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

Carlisle Brake & Friction ("CBF" or the "Brake & Friction segment")

(in millions)	2014	2013	Change $	Change %	2013	2012	Change $	Change %
Net Sales	$355.3	$350.0	$5.3	1.5%	$350.0	$449.0	$(99.0)	(22.0)%
EBIT	$26.8	$33.5	$(6.7)	(20.0)%	$33.5	$75.6	$(42.1)	(55.7)%
EBIT Margin	7.5%	9.6%			9.6%	16.8%

2014 Compared to 2013

        CBF's 1.5% net sales increase in 2014 reflected 1.0% organic sales growth and a 0.5% positive impact on net sales from fluctuations in foreign exchange rates primarily reflecting the increase in the British pound and Euro versus the U.S. dollar that occurred in the first half of 2014. The positive impact from foreign exchange fluctuations on CBF's net sales reversed significantly in the latter part of 2014 when both the Euro and British Pound declined versus the U.S. dollar. CBF's 1.0% organic sales growth in 2014 reflected approximately 2% higher net sales volume offset by 1% lower selling price. CBF's net sales to the construction market grew by 11% in 2014 reflecting recovering market conditions as well as new customer initiatives. Offsetting this growth was 7% lower net sales to the agriculture market, which declined due to lower crop prices and lower farm income reducing equipment demand. Net sales to the mining market in 2014 declined by 11% versus the prior year. Demand in the agriculture and mining markets were relatively stable through the first half of 2014; however, declined more significantly in the second half of 2014 reflecting significant weakening in the agriculture and commodities markets and slowing global economic conditions.

        CBF's EBIT margin decreased 210 basis points in 2014 versus the prior year primarily due to the impact of lower selling price that occurred in the first half of 2014, partially offset by lower per unit costs resulting from higher capacity utilization driven by higher sales volume. During 2014, CBF incurred $1.2 million in severance costs from staff reduction actions taken to align its cost structure with current demand levels. Also in 2014, CBF incurred $4.3 million in charges to inventory, compared to $1.8 million in charges to inventory in 2013. Partially offsetting these costs was a gain of $0.4 million on the sale of its facility in Akron, OH, during the fourth quarter of 2014.

        On October 11, 2013, to further streamline operations and reduce manufacturing costs, CBF announced plans to close its manufacturing facility in Akron, OH, relocate manufacturing previously conducted at this facility to other CBF facilities, and sell the facility's remaining assets. The project is expected to be completed in the first quarter of 2015 with total expected costs of $2.1 million, including employee termination, accelerated depreciation, impairment of long-lived assets and equipment relocation costs. The Company incurred $0.9 million of exit and disposal costs in 2013 and $0.8 million of exit and disposal costs in 2014. The Company expects to incur the remaining costs of $0.4 million in the first quarter of 2015. Annual savings from this project are estimated to be $0.6 million to be realized beginning in 2015.

        The outlook for CBF's applications in the construction market remains moderately positive with more strength in the U.S. versus other global markets, aided by growing activity in residential and commercial construction. The market for agriculture equipment has come under pressure globally as a result of lower crop prices and farm income as well as expiration of tax incentives in both the U.S. and Europe. The outlook for the agriculture market is currently negative and is expected to be weak through 2015. Demand for mining is expected to remain soft through 2015 due to global pressures, particularly slower growth in China. For the full year 2015, we expect CBF's net sales growth to be in the flat to low single-digit percentage range reflecting recovery in the construction market and net sales from new product initiatives offset by lower demand in the agriculture and mining markets. CBF is continuing to take measures to reduce costs in alignment with its current demand environment. We expect CBF's EBIT and EBIT margin in 2015 to improve as a result of its cost alignment measures.

        A significant portion of CBF's operating earnings are generated by its subsidiaries in Italy and the United Kingdom selling and operating in Euros and British pounds, respectively. The results of these subsidiaries' operations are reported within our consolidated results in U.S. dollars. The Euro declined significantly in the latter part of 2014 versus the U.S. dollar impacted by monetary easing policies by the European Central Bank as well as the stronger U.S. economy relative to Europe. Consistent declines in the Euro or the British pound versus the U.S. dollar could negatively impact CBF's U.S. dollar reported results for both net sales and EBIT.

2013 Compared to 2012

        Demand in CBF's primary markets for off-highway braking products declined significantly in 2013 reflecting the falloff in global demand for heavy equipment impacting the mining industry, slowdown in construction in emerging markets and inventory destocking by large OEMs. Demand for CBF's braking and friction applications to the construction and mining markets declined by 23% and 41%, respectively, versus the prior year. Partially offsetting these declines was an increase in CBF's net sales into the agriculture market of 8%. To a lesser extent, CBF selling price declined during the fourth quarter of 2013 as a result of pricing negotiations.

        EBIT declined significantly during 2013 due to lower net sales volume which resulted in lower production and higher per-unit production costs. CBF took numerous steps in 2013 to reduce operating costs in light of current market conditions, including reduction in administrative costs and personnel and targeted salary reductions, preserving an EBIT margin of 9.6% for the year. Included in CBF's EBIT for 2013 was $0.9 million in restructuring charges in connection with closure of its manufacturing facility in Akron, OH.

Carlisle FoodService Products ("CFSP" or the "FoodService Products segment")

(in millions)	2014	2013	Change $	Change %	2013	2012	Change $	Change %
Net Sales	$244.2	$238.8	$5.4	2.3%	$238.8	$243.3	$(4.5)	(1.8)%
EBIT	$29.6	$27.0	$2.6	9.6%	$27.0	$12.3	$14.7	119.5%
EBIT Margin	12.1%	11.3%			11.3%	5.1%

2014 Compared to 2013

        CFSP's 2.3% net sales increase in 2014 primarily reflected higher sales volume and increased selling price realization. CFSP's net sales to the foodservice market within the U.S. increased by 5%. This increase was offset by lower international net sales. As a result, CFSP's overall net sales to the foodservice market increased by 1%. Net sales to the healthcare market increased by 4% primarily driven by increased retherm equipment sales. Net sales to the janitorial/sanitation market increased by 3%. CFSP's net sales results in 2014 of higher sales in all three categories within the U.S., versus an overall net sales decline in the prior year, reflect continued efforts to improve its sales process and sales force productivity.

        CFSP's EBIT in 2014 grew 9.6% to a record $29.6 million, reflecting continued progress on its performance improvement efforts that began in 2012. CFSP's EBIT margin grew 80 basis points primarily due to lower freight expense from initiatives to improve scheduling and shipment logistics and higher selling price realization. Included in CFSP's EBIT in 2014 was a $1.1 million gain from the sale of property in The Netherlands during the second quarter 2014. By comparison, included in CFSP's EBIT in 2013 was a $1.0 million gain on the sale of property in Reno, NV.

        The outlook for CFSP's markets is expected to reflect moderate growth in line with the United States' Gross Domestic Product. CFSP continues to focus on sales and operational improvements including improving its order fill rates and lower production costs. The full year outlook for CFSP in 2015 is for low to mid-single digit percentage net sales growth and year over year EBIT and EBIT margin improvement.

2013 Compared to 2012

        CFSP's 1.8% net sales decrease in 2013 primarily reflected lower sales volume partially offset by selling price increases. Net sales in 2013 to the foodservice market were lower by 4.8% and net sales to the healthcare industry were relatively level to the prior year. Net sales to the foodservice market earlier in the year were negatively impacted by lower inventory stocking levels which were resolved during the fourth quarter of 2013. These reductions were offset by 8.4% higher net sales to the janitorial/sanitation market, which comprised approximately 13% of CFSP's total sales, reflecting new account conversions.

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

Corporate

(in millions)	2014	2013	Change %	2013	2012	Change %
Corporate expenses	$49.1	$47.1	4.2%	$47.1	$58.5	(19.5)%
As a percentage of net sales	1.5%	1.6%		1.6%	2.1%

        Corporate expenses are largely comprised of compensation, benefits, and travel expense for the corporate office staff, business development costs, and certain compliance costs not allocated to the segments. Corporate expense also includes certain gains and losses related to employee benefit obligations that are not allocated to the segments such as pension and post-employment benefit obligation settlements and curtailment charges as well as gains and losses associated with workers' compensation obligations.

        For the year ended December 31, 2014, Corporate expenses increased 4.2% from the prior year period due to higher investments in information security, performance based incentive compensation expense and increased business development expense.

        For the year ended December 31, 2013, Corporate expenses decreased 20% from the prior year period due to lower incentive compensation expense, the non-recurrence of costs in 2012 of $5.6 million in pension settlement charges and $3.3 million in business development costs.

Liquidity and Capital Resources

        We maintain liquidity sources primarily consisting of cash and cash equivalents and our unused committed credit facility. As of December 31, 2014, we had $730.8 million of cash on hand, of which $98.2 million was located in wholly owned subsidiaries of the Company outside the United States. Cash held by subsidiaries outside the United States is held in U.S. dollars or in the currency of the country in which it is located. It is our intention to use cash held outside the United States to fund the operating activities of our foreign subsidiaries, to make further investments in our foreign operations and to invest in additional growth opportunities for the Company through acquisitions. A portion of our cash held outside the United States is intended to be used to acquire Liquid Finishing Brands. Cash outside the United States is generally held in deposit accounts with banking institutions that are parties to our credit facility. The majority of these accounts are at bank subsidiaries that are owned by U.S. corporate banks. Repatriation of cash held by foreign subsidiaries may require the accrual and payment of taxes in the United States, however, consistent with our unremitted earnings, we consider such related cash to be permanently reinvested in our foreign operations and our current plans do not demonstrate a need, nor do we plan, to repatriate such cash to fund U.S. operations and financing activities. We plan to continue to invest in our international business and potential acquisitions to achieve our stated goal of 30% of net sales outside of the United States.

        In addition, cash held by subsidiaries in China is subject to local laws and regulations that require government approval for conversion of such cash to and from U.S. dollars as well as for transfer of such cash to entities that are outside of China. As of December 31, 2014, we had cash and cash equivalents of $32.6 million located in wholly owned subsidiaries of the Company within China. Cash and cash equivalents in China have increased in 2014 due to the acquisition of LHi with its primary operations in China and increased production by CIT at its facility in China.

Sources and Uses of Cash

(in millions)	2014	2013	2012
Net cash provided by operating activities	$295.9	$414.7	$485.9
Net cash used in investing activities	(297.8)	270.1	(428.5)
Net cash used in financing activities	(20.2)	(41.5)	(20.6)
Effect of exchange rate changes on cash	(1.6)	(1.3)	1.0

Change in cash and cash equivalents	$(23.7)	$642.0	$37.8

2014 Compared to 2013

        Net cash provided by operating activities, which includes continuing and discontinued operations, was $295.9 million in the year ended December 31, 2014, compared to $414.7 million in 2013. The decrease was primarily due to funds used for working capital in 2014 versus cash provided by working capital in 2013 and the disposition of the Transportation Products business on December 31, 2013. We used cash for working capital in 2014 due to higher organic sales growth and production activity from higher demand in the fourth quarter of 2014 compared to the prior year. In addition, cash provided by working capital in 2013 benefited from inventory reduction efforts at the divested Carlisle Transportation Product segment.

        Cash used for working capital and other assets and liabilities of $50.4 million in 2014 compared to cash provided by working capital of $48.0 million in 2013, reflecting lower net cash flow related to working capital of $98.4 million in 2014 versus 2013. Cash used for working capital in 2014 primarily consisted of a $27.7 million increase in inventories, an $18.1 million increase in accounts receivable and a $13.6 million reduction in accounts payable and long term liabilities, partially offset by a $14.5 million increase in accrued expenses. Cash provided by working capital in 2013 primarily consisted of a

$35.6 million reduction in inventories and an $8.4 million decrease in accounts receivable, partially offset by a $8.0 million decrease in payables and accrued expenses.

        While we used cash of $50.4 million for working capital primarily from increased sales and production activity, an important part of our long term strategy is to reduce the ratio of working capital as a percentage of net sales in order to generate strong cash flow from our businesses and improve overall liquidity as our business activities grow. We use the ratio of our average working capital balances (defined as the average of the quarter end balances, excluding current year acquisitions, of trade receivables plus net inventory, less trade payables) as a percentage of annualized sales (defined as year-to-date net sales, excluding current year acquisitions, calculated on an annualized basis) to evaluate our effectiveness in managing our cash requirements in relation to changes in sales activity. For the full year 2014, average working capital as a percentage of annualized sales declined by 90 basis points to 17.8%, as compared to a percentage of 18.7% for 2013.

        Contributing to the improvement in our working capital percentage is the use of the Carlisle Operating System to focus on inventory optimization strategies. Our inventory turns, which is a measure of how many times inventory is sold and replaced in an annualized period (calculated as total Cost of goods sold divided by average quarterly Inventories from December of the prior year to the current year period), increased from 6.9 turns in 2013 to 7.3 turns in 2014. We also made improvement in our accounts receivable collection cycle. As a result, our Days Sales Outstanding, or "DSO", which is a measure of the average number of days to collect payment on our receivables (calculated as average quarterly Receivables from December of the prior year to the current period divided by the daily average of annual Net sales) declined from 53.7 days in 2013 to 52.5 days in 2014.

        Cash used in investing activities was $297.8 million in 2014 compared to $270.1 million provided by investing activities in 2013. In 2014, cash used in invested activities included $118.8 million in capital expenditures and $194.0 million, net of $6.7 million cash acquired, used to acquire LHi Technologies. Also in 2014, we received $9.7 million as part of the final working capital settlement from the sale of the Transportation Products business. In 2013, cash provided by investing activities related to $369.0 million in proceeds on the sale of the Transportation Products business, net of cash on hand at the time of sale, and $11.9 million in proceeds on the sale of equipment, partially offset by $110.8 million in capital expenditures.

        Capital expenditures of $118.8 million in 2014 compared to $110.8 million in 2013. The Construction Materials segment represented 43% of total capital expenditures in 2014 as a result of projects to construct a new TPO plant in Carlisle, PA, and complete construction on a new PVC plant in Greenville, IL. CCM's total capital expenditures were $51.4 million in 2014. During 2014, the Interconnect Technologies segment spent $32.2 million in capital expenditures primarily for the construction of a new 216,000 sq. ft. manufacturing facility in Nogales, Mexico.

        Cash used in financing activities was $20.2 million in 2014 compared to $41.5 million in 2013. During 2014, cash used in financing activities related to $61.2 million in dividends paid and $1.5 million in repayments on industrial and revenue bonds, partially offset by net cash inflows related to the exercise of employee stock options. During 2014, we increased our dividends to shareholders by 12%, representing the 38th consecutive year of dividend increases.

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

        For the full year 2013, average working capital as a percentage of annualized sales for our continuing operations was 18.7%, as compared to a percentage of 20.2% for 2012. Our inventory turns increased from 6.3 turns in 2012 to 6.9 turns in 2013. Also contributing to the improvement in working capital as a percent of net sales was the decline in our DSO from 58.1 days in 2012 to 53.7 days in 2013.

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

        Capital expenditures of $110.8 million in 2013 from continuing and discontinued operations compared to $140.4 million in 2012. The Construction Materials segment represented 58% of total capital expenditures in 2013 as a result of projects to construct a new polyiso plant in Puyallup, WA and a new facility in Montgomery, NY to replace a former polyiso plant in Kingston, NY. In 2013, CCM also substantially completed a new PVC roofing membrane plant in Greenville, IL that began operations in the first quarter of 2014. CCM's total capital expenditures were $64.5 million in 2013.

        Cash used in financing activities was $41.5 million in 2013 compared to $20.6 million in 2012. During 2013, cash used in financing activities related to $53.7 million in dividends paid and $1.5 million in repayments on industrial and revenue bonds, partially offset by net cash inflows related to the exercise of employee stock options. During 2012, we repaid $357 million in short term borrowings using cash provided by operations and proceeds from our senior notes offering. On November 17, 2012, we issued $350 million in 3.75% senior notes due 2022 (the "senior notes"). Proceeds from this offering were used to repay remaining borrowings under our revolving credit facility and fund the acquisition of Thermax/Raydex on December 17, 2012. During 2013, we increased our dividends to shareholders by 10%.

Debt Instruments, Guarantees and Covenants

        The following table quantifies certain contractual cash obligations and commercial commitments at December 31, 2014:

(in millions)	Total	2015	2016	2017	2018	2019	Thereafter
Short-term credit lines and long-term debt	$751.6	$—	$150.0	$—	$1.5	$—	$600.1
Interest on long-term debt(1)	200.1	35.1	35.1	25.9	25.9	25.9	52.2
Noncancelable operating leases	67.2	15.8	13.3	10.8	9.3	7.0	11.0
Estimated workers' compensation claims	22.6	6.1	4.3	3.0	2.1	1.6	5.5
Estimated post-retirement benefit payments	306.7	16.3	15.8	15.3	14.7	13.9	230.7

Total commitments	$1,348.2	$73.3	$218.5	$55.0	$53.5	$48.4	$899.5

(1)
Future expected interest payments are calculated based on the stated rate for fixed rate debt and the effective interest rate at December 31, 2014 for variable rate debt.

        The above table does not include $151.1 million of long-term deferred revenue and $220.1 million of other long-term liabilities, of which $27.6 million relates to unrecognized income tax benefits. Excluded Other long-term liabilities consist primarily of deferred income tax liabilities and deferred compensation. Due to factors such as the timing of book-tax difference reversals and retirement of employees, it is not reasonably possible to estimate when these will become due.

        The above table also does not include the Company's pending acquisition of Graco Inc.'s liquid finishing business ("Liquid Finishing Brands"). On October 8, 2014, the Company announced the signing of a definitive agreement to purchase from Graco and its subsidiary Finishing Brands Holdings, Inc. their held separate liquid finishing business in a $590 million cash transaction. The Liquid Finishing Brands business is currently being held separate from Graco's other businesses pursuant to an order of the U.S. Federal Trade Commission ("FTC"). Effective October 6, 2014, Graco is required to sell the business within 180 days of the FTC's final divestiture order. The acquisition is subject to FTC and other regulatory approvals and certain other closing conditions, and is anticipated to close during the first quarter of 2015.

        The amount of $22.6 million in obligations for workers compensation claims reflects an estimate for discounted claims reported to the company and incurred but not yet reported. The Company's estimate is based upon actuarial assumptions and loss development factors and the Company's historical loss experience. See Note 11 in the Notes to Consolidated Financial Statements.

        The amount of $306.7 million in post-retirement benefit payments primarily reflects undiscounted estimated employee obligations under the Company's qualified defined benefit pension plans, as well as obligations for the Company's non-qualified executive supplemental and director plans and other post-retirement welfare plans. The amount of estimated obligations is based upon plan provisions, increases to compensation levels, actuarial assumptions and health care cost trends. Of the $306.7 million in estimated obligations, approximately $265.8 million reflect projected benefit obligations under the Company's qualified defined benefit plans. The Company maintains a trust in which plan assets of the trust, based upon their fair value measurement as of December 31, 2014, and expected return on assets are expected to fully fund the Company's projected benefit obligations for its qualified defined benefit plans. See Note 1, Note 13 and Note 16 in the Notes to Consolidated Financial Statements.

        Although we have entered into purchase agreements for certain key raw materials, there were no such contracts with a term exceeding one year in place at December 31, 2014.

        On October 20, 2011, we entered into a $600 million senior unsecured revolving credit facility (the "Facility") to replace our former credit facility. The renewed facility had an expiration date of October 20, 2016. On December 12, 2013, we executed an amendment to the facility (the "Amendment") to amend certain terms and extend the term of the facility to December 12, 2018. The amended credit facility allows for borrowings of between one month and six month maturity at an interest rate spread of 1.125 percentage points over Libor, based upon our current investment grade credit rating. Under the terms of the amendment, the annual facility fee was reduced from 0.20 percentage points of the overall facility to 0.125 percentage points. As a result, our annual facility fee was reduced from $1.2 million to $750,000. The amendment also modified our leverage ratio covenant to permit a temporary increase in the ratio in the event of a material acquisition. We use the facility for general working capital purposes and to provide additional liquidity to pursue growth opportunities including acquisitions.

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

        We have outstanding senior notes for principal amount of $150.0 million that mature on August 15, 2016. We anticipate we will have sufficient cash on hand as well as available liquidity under our revolving credit facility to repay the outstanding balance by the maturity date. If these sources of liquidity have been used for other strategic purposes by the time of the senior note maturity, we would obtain additional liquidity by accessing the capital markets to repay the outstanding balance.

        At December 31, 2014, the fair value of our $350 million 3.75% notes due 2022, $250 million 5.125% notes due 2020 and $150 million 6.125% notes due 2016, using Level 2 inputs, is approximately $346.9 million, $269.0 million and $159.8 million, respectively. Fair value is estimated based on current yield rates plus our estimated credit spread available for financings with similar terms and maturities.

        At December 31, 2014, we had $600 million available under our $600 million revolving credit facility. The revolving credit facility provides for grid-based interest pricing based on the credit rating of our senior unsecured bank debt or other unsecured senior debt and our utilization of the facility. Our senior unsecured debt is rated BBB by Standard & Poor's and Baa2 by Moody's. The facility requires us to meet various restrictive covenants and limitations including certain leverage ratios, interest coverage ratios, and limits on outstanding debt balances held by certain subsidiaries. We had no borrowings on our facility during the year ended December 31, 2014.

        We also maintain a $45.0 million uncommitted line of credit, of which $45.0 million was available for borrowing as of December 31, 2014. We had no borrowings under the uncommitted line of credit during 2014.

        As of December 31, 2014, we had outstanding letters of credit amounting to $29.5 million. Letters of credit are issued primarily to provide security under insurance arrangements and certain borrowings and are issued under a continuing credit agreement with J.P. Morgan Chase Bank, N.A.

        Under our various debt and credit facilities, we are required to meet various restrictive covenants and limitations, including certain leverage ratios, interest coverage ratios, and limits on outstanding debt balances held by certain subsidiaries. We were in compliance with all covenants and limitations in 2014 and 2013.

        We view our debt to capital ratio (defined as short-term debt plus long-term debt divided by the sum of total Shareholders' equity, long-term debt and short-term debt) as an important indicator of our ability to utilize debt in financing acquisitions and capital investments. As of December 31, 2014, our debt to capital ratio was 25%.

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

        Capital expenditures in 2015 are expected to be $100 million, exclusive of capital expenditures associated with the pending Liquid Finishing Brands acquisition. Planned capital expenditures for 2015 include business sustaining projects, cost reduction efforts, and new product expansion.

        No minimum contributions to our pension plans are required in 2015. However, during 2015 we expect to pay approximately $1.0 million in participant benefits under the executive supplemental and director plans. In light of our plans' funded status, we do not expect to make any discretionary contributions to our other pension plans in 2015. We did not make any contributions to the pension plans during 2014.

        We intend to pay dividends to our shareholders and have increased our dividend rate annually for the past 38 years.

        We announced the reactivation of our share repurchase program in August 2004. In August 2007, the Board of Directors authorized the repurchase of 2,500,000 shares of our common stock. In February 2008, the Board of Directors authorized the repurchase of an additional 1,400,000 shares of our common stock. At this time we have authority to repurchase 3,014,157 shares. Shares may be repurchased at management's direction. The decision to repurchase shares will depend on price, availability, and other corporate developments. Purchases may occur from time-to-time in the open market and no maximum purchase price has been set.

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

Environmental

        We are subject to increasingly stringent environmental laws and regulations, including those relating to air emissions, wastewater discharges, chemical and hazardous waste management and disposal. Some of these environmental laws hold owners or operators of land, businesses, or offsite disposal facilities liable for their own and for previous owners' or operators' releases of hazardous or toxic substances or wastes. Other environmental laws and regulations require the obtainment and compliance with environmental permits. To date, costs of complying with environmental, health and safety requirements have not been material and we do not currently have any significant accruals related to potential future costs of environmental remediation at December 31, 2014 and 2013, nor do we have any asset retirement obligations recorded at those dates. However, the nature of our operations and our long history of industrial activities at certain of our current or former facilities, as well as those acquired, could potentially result in material environmental liabilities or asset retirement obligations.

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

Critical Accounting Estimates

        Our significant accounting policies are more fully described in Note 1 in Item 8. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, our observation of trends in the industry, information provided by our customers, and information available from other outside sources, as appropriate. We consider certain accounting policies related to revenue recognition, inventory cost and valuation, deferred revenue and extended product warranty, valuation of goodwill and indefinite-lived intangible assets, valuation of long-lived assets and pensions and other post-retirement plans to be critical policies due to the estimation processes involved.

        Revenue Recognition.    Revenues are recognized when pervasive evidence of an arrangement exists, delivery has occurred (or services have been rendered), the customer takes ownership and assumes risk of loss, collection is probable, and the sales price is fixed or determinable. Provisions for discounts and rebates to customers and other adjustments are provided for at the time of sale as a deduction to revenue. Reserves for sales returns, rebates, and other allowances are established using historical information. Management believes it has sufficient historical experience to allow for reasonable and reliable estimation of these reductions to revenue.

        Inventories.    Inventories are valued at the lower of cost or market with cost determined primarily on an average cost basis. Cost of inventories includes direct as well as certain indirect costs associated with the acquisition and production process. These costs include raw materials, direct and indirect labor, and manufacturing overhead. Manufacturing overhead includes materials, depreciation and amortization related to property, plant, and equipment and other intangible assets used directly and indirectly in the acquisition and production of inventory, and costs related to our distribution network such as inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, and other such costs associated with preparing our products for sale.

        Under U.S. GAAP, market is defined as current replacement cost, subject to a floor and a ceiling. The floor is net realizable value less an approximately normal profit margin and the ceiling is net realizable value. Net realizable value is defined as estimated selling price less costs of completion and disposal. The estimates that are subject to uncertainty include estimates of selling prices, costs of completion and disposal, and the levels of excess and obsolete inventory. The Company regularly reviews inventory quantities on hand for indicators that cost may exceed market. These indicators include excess and obsolete inventory and trends in raw material costs or selling prices. The Company utilizes historical write-off information as well as forecasted selling prices to determine if market is below cost. At year end, if any reserves are recorded they are not reversed and market is established as the inventory's new cost basis. In general, the Company performs the test described above at a product level.

        Deferred Revenue and Extended Product Warranty.    We offer extended warranty contracts on sales of certain products; the most significant being those offered on our installed roofing systems within the Construction Materials segment. The lives of these warranties range from five to thirty years. All revenue from the sale of these contracts is deferred and amortized on a straight-line basis over the life of the contracts. Current costs of services performed under these contracts are expensed as incurred. We also record an additional loss and a corresponding reserve if the total expected costs of providing services under the contract at a product line level exceed unearned revenues equal to such excess. We estimate total expected warranty costs using quantitative measures based on historical claims experience and management judgment.

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

        Goodwill is not amortized but is tested annually, or more often if impairment indicators are present, for impairment at a reporting unit level. We have determined that our operating segments are our reporting units. We have allocated goodwill to our reporting units as follows:

(in millions)	December 31, 2014	December 31, 2013
Carlisle Construction Materials	$123.3	$129.1
Carlisle Interconnect Technologies	554.3	442.6
Carlisle Brake & Friction	226.6	226.7
Carlisle FoodService Products	60.3	60.3

Total	$964.5	$858.7

        In our most recent test, we estimated the fair value of our reporting units primarily based on the income approach utilizing the discounted cash flow method. We also utilized fair value estimates derived from the market approach utilizing the public company market multiple method to validate the results of the discounted cash flow method, which required us to make assumptions about the applicability of those multiples to our reporting units. The discounted cash flow method required us to estimate future cash flows and discount those amounts to present value. The key assumptions that drove fair value included:

  •
  Industry weighted-average cost of capital ("WACC"): We utilized a WACC relative to each reporting unit's industry as the discount rate for estimated future cash flows. The WACC is intended to represent a rate of return that would be expected by a market place participant. We utilize third party valuation providers to assist management in determining the appropriate WACC by reporting unit.

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

        See Note 10 to the Consolidated Financial Statements in Item 8 for more information regarding goodwill.

        Valuation of Long-Lived Assets.    Long-lived assets or asset groups, including amortizable intangible assets, are tested for impairment whenever events or circumstances indicate that the carrying amount of the asset or asset group may not be recoverable. For purposes of testing for impairment, we group our long-lived assets classified as held and used at the lowest level for which identifiable cash flows are largely independent of the cash flows from other assets and liabilities. Our asset groupings vary based on the related business in which the long-lived asset is employed and the interrelationship between those long-lived assets in producing net cash flows; for example, multiple manufacturing facilities may work in concert with one another or may work on a stand-alone basis to produce net cash flows. We utilize our long-lived assets in multiple industries and economic environments and our asset grouping reflects these various factors

        We monitor the operating and cash flow results of our long-lived assets or asset groups classified as held and used to identify whether events and circumstances indicate the remaining useful lives of those assets should be adjusted, or if the carrying value of those assets or asset groups may not be recoverable. In the event indicators of impairment are identified, undiscounted estimated future cash flows are compared to the carrying value of the long-lived asset or asset group. If the undiscounted estimated future cash flows are less than the carrying amount, we determine the fair value of the asset or asset group and record an impairment charge in current earnings to the extent carrying value exceeds fair value. Fair values may be determined based on estimated discounted cash flows, by prices for like or similar assets in similar markets, or a combination of both. There are currently no long-lived assets or asset groups classified as held and used for which the related undiscounted cash flows do not substantially exceed their carrying amounts.

        Long-lived assets or asset groups that are part of a disposal group that meets the criteria to be classified as held for sale are not assessed for impairment but rather if fair value, less cost to sell, of the disposal group is less than its carrying value a loss on sale is recorded against the disposal group.

        Pensions.    We maintain defined benefit retirement plans for certain employees. The annual net periodic expense and benefit obligations related to these plans are determined on an actuarial basis. This determination requires assumptions to be made concerning general economic conditions (particularly interest rates), expected return on plan assets, increases to compensation levels, and health care cost trends. These assumptions are reviewed periodically by management in consultation with our independent actuary and investment manager. Changes in the assumptions to reflect actual experience can result in a change in the net periodic expense and accrued benefit obligations. During 2014, the Society of Actuaries released a new mortality table, referred to as RP-2014, which is believed to better reflect mortality improvements and is to be used in calculating defined benefit pension obligations. We used RP-2014 to measure our pension obligation as of December 31, 2014. As a result of the change in mortality tables, our pension obligation increased by $11.9 million with a corresponding decrease in other comprehensive income.

        The defined benefit pension plans' assets consist primarily of fixed-income and equity mutual funds, which are considered Level 1 assets under the fair value hierarchy as their fair value is derived from market-observable data. We use the market related valuation method to determine the value of plan assets, which recognizes the change of the fair value of the plan assets over five years. If actual experience differs from these long-term assumptions, the difference is recorded as an unrecognized actuarial gain (loss) and then amortized into earnings over a period of time based on the average future service period, which may cause the expense related to providing these benefits to increase or decrease. The weighted-average expected rate of return on plan assets was 6.30% for the 2014 valuation. While we believe 6.30% is a reasonable expectation based on the plan assets' mix of fixed income and equity investments, significant differences in actual experience or significant changes in the assumptions used may materially affect the pension obligations and future expense. The effects of a 0.25% increase or decrease in the expected rate of return would cause our estimated 2014 pension expense to be approximately $0.4 million lower or $0.4 million higher, respectively. The assumed weighted-average discount rate was 3.84% for the 2014 valuation. The effects of a 0.25% increase or decrease in the assumed discount rate would cause our projected benefit obligation at December 31, 2014 to be approximately $4.6 million lower or $4.9 million higher, respectively. We used a weighted-average assumed rate of compensation increase of 4.29% for the 2014 valuation. This rate is not expected to change in the foreseeable future and is based on our actual rate of compensation increase over the past several years, adjusted to reflect management's expectations regarding future labor costs.

        We also have a limited number of unfunded post-retirement benefit programs that provide certain retirees with life insurance, medical and prescription drug coverage. The annual net periodic expense and benefit obligations of these programs are also determined on an actuarial basis and are subject to assumptions on the discount rate and increases in compensation levels. The discount rate used for the

2014 valuation was 3.68%. The effects of a 1% increase or decrease in either the discount rate or the assumed health care cost trend rates would not be material. Similar to the defined benefit retirement plans, these plans' assumptions are reviewed periodically by management in consultation with our independent actuary. Changes in the assumptions can result in a change in the net periodic expense and accrued benefit obligations.

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

New Accounting Standards Not Yet Effective

        In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under ASU 2014-08, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization's operations and financial results. Additionally, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. ASU 2014-08 is effective for fiscal and interim periods beginning on or after December 15, 2014. The impact of the adoption of this ASU on the Company's results of operation, financial position, cash flows and disclosures will be based on the Company's future disposal activity.

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

        In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern. The new standard provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. Management will be required to perform interim and annual assessments of the Company's ability to continue as a going concern within one year of the date the financial statements are issued. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The adoption of this standard is not expected to have an impact on the Company's financial statement disclosures.

Forward-Looking Statements

        This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally use words such as "expect," "foresee," "anticipate," "believe," "project," "should," "estimate," "will," "plans", "forecast" and similar expressions, and reflect our expectations concerning the future. Such statements are made based on known events and circumstances at the time of publication, and as such, are subject in the future to unforeseen risks and uncertainties. It is possible that our future performance may differ materially from current expectations expressed in these forward-looking statements, due to a variety of factors such as: increasing price and product/service competition by foreign and domestic competitors, including new entrants; technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; our mix of products/services; increases in raw material costs which cannot be recovered in product pricing; domestic and foreign governmental and public policy changes including environmental and industry regulations; threats associated with and efforts to combat terrorism; protection and validity of patent and other intellectual property rights; the successful integration and identification of our strategic acquisitions; the cyclical nature of our businesses; and the outcome of pending and future litigation and governmental proceedings. In addition, such statements could be affected by general industry and market conditions and growth rates, the condition of the financial and credit markets, and general domestic and international economic conditions including interest rate and currency exchange rate fluctuations. Further, any conflict in the international arena may adversely affect general market conditions and our future performance. We undertake no duty to update forward-looking statements.

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

        To manage commodity pricing risk, we may from time to time enter into financial instrument contracts, longer dated purchase contracts, or commodity indexed sales contracts. We continually address the impact of commodity price increases on our sales, operating margins, and cash flow. To mitigate our exposure to fluctuations in the prices of silver and copper, which are key raw materials within the Interconnect Technologies segment, we had commodity swap agreements with an aggregate notional amount of $2.3 million outstanding as of December 31, 2012, all of which matured during 2013. We had no commodity swap agreements in place as of December 31, 2014 and December 31, 2013.

        We are primarily exposed to the exchange rates of currencies including the Chinese Renminbi, Euro, Canadian Dollar, British Pound, Swiss Franc, Indian Rupee, Hong Kong Dollar, and Mexican Peso. Less than 10% of our consolidated net income is generated by our subsidiaries in Western Europe and the United Kingdom. The results of these subsidiaries are recorded in the Euro and British Pound, respectively, and translated into U.S. dollars as part of our consolidated results. Significant strengthening of the U.S. dollars versus the Euro or British Pound would negatively affect the respective reported results of these operations. In addition, a portion of our net sales, comprising less than 10% of total net sales, are for sales of products manufactured in China for the North American market. These sales are generated predominately in U.S. Dollars. Many of the obligations incurred by these operations are settled in Chinese Renminbi or Hong Kong Dollars. Should the U.S. Dollar weaken significantly against the Renminbi or Hong Kong Dollar, our results of operations could be adversely affected. We monitor our foreign currency exposure and will hedge our currency risk exposure when deemed effective and prudent.

        Approximately 24% of our net sales for the year ended December 31, 2014 are from countries other than the U.S.

        We had foreign exchange forward contracts with an aggregate notional amount of $1.4 million outstanding as of December 31, 2014, with scheduled maturities of $1.4 million during 2015. The fair value of open contracts as of December 31, 2014 reflected net assets of $0.1 million.

        From time to time we may manage our interest rate exposure through the use of treasury locks, interest rate swaps and cross-currency swaps to reduce volatility of cash flows, impact on earnings, and to lower our cost of capital. Our exposure to interest rates on our outstanding debt is described in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Debt Instruments, Guarantees and Covenants." We are exposed to variable rate interest risk in the form of outstanding borrowings on our $600 million revolving credit facility. We are not currently exposed to currency risk on borrowings denominated in non-USD; however, from time-to-time, we may borrow in non-USD denominations. There were no treasury locks, interest rate swaps or cross-currency swaps in place as of December 31, 2014.

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Carlisle Companies Incorporated

        We have audited the accompanying consolidated balance sheets of Carlisle Companies Incorporated as of December 31, 2014 and 2013, and the related consolidated statements of earnings and comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Carlisle Companies Incorporated at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Carlisle Companies Incorporated's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 10, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Charlotte, North Carolina
February 10, 2015

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Carlisle Companies Incorporated

        We have audited Carlisle Companies Incorporated's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Carlisle Companies Incorporated's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of LHi Technology, which is included in the 2014 consolidated financial statements of Carlisle Companies Incorporated and constituted $252.8 million and $201.2 million of total and net assets, respectively, as of December 31, 2014 and $0.5 million of net income for the year then ended. Revenue from the business operations acquired from LHi Technology represented 0.8% of consolidated net sales for the year ended December 31, 2014. Our audit of internal control over financial reporting of Carlisle Companies Incorporated also did not include an evaluation of the internal control over financial reporting of LHi Technology.

        In our opinion, Carlisle Companies Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Carlisle Companies Incorporated as of December 31, 2014 and 2013 and the related consolidated statements of earnings and comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2014 of Carlisle Companies Incorporated and our report dated February 10, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Charlotte, North Carolina
February 10, 2015

Carlisle Companies Incorporated

Consolidated Statements of Earnings and Comprehensive Income

	For the Years Ended December 31,
(in millions except share and per share amounts)	2014	2013	2012
Net sales	$3,204.0	$2,943.0	$2,851.2
Cost of goods sold	2,384.5	2,197.4	2,084.2
Selling and administrative expenses	379.0	353.7	356.6
Research and development expenses	33.8	29.3	26.1
Other (income) expense, net	(1.6)	(4.2)	12.4

Earnings before interest and income taxes	408.3	366.8	371.9
Interest expense, net	32.2	33.8	25.5

Earnings before income taxes from continuing operations	376.1	333.0	346.4
Income tax expense (Note 6)	124.4	97.8	117.7

Income from continuing operations	251.7	235.2	228.7
Discontinued operations (Note 4)
Income (loss) before income taxes	(2.1)	(60.5)	55.2
Income tax (benefit) expense	(1.7)	(35.0)	13.7

Income (loss) from discontinued operations	(0.4)	(25.5)	41.5

Net income	$251.3	$209.7	$270.2

Basic earnings (loss) per share attributable to common shares(1)
Income from continuing operations	$3.89	$3.69	$3.64
Income (loss) from discontinued operations	—	(0.40)	0.66

Basic earnings per share	$3.89	$3.29	$4.30

Diluted earnings (loss) per share attributable to common shares(1)
Income from continuing operations	$3.83	$3.61	$3.57
Income (loss) from discontinued operations	(0.01)	(0.39)	0.65

Diluted earnings per share	$3.82	$3.22	$4.22

Comprehensive Income
Net income	$251.3	$209.7	$270.2
Other comprehensive income (loss) (Note 18)
Change in foreign currency translation	(26.1)	(1.6)	3.2
Change in accrued post-retirement benefit liability, net of tax	(3.8)	5.9	6.6
Loss on hedging activities, net of tax	(0.4)	(0.3)	(0.3)

Other comprehensive income (loss)	(30.3)	4.0	9.5

Comprehensive income	$221.0	$213.7	$279.7

(1)
Earning per share calculated based on the two-class method. See Note 7 for detailed calculations.

See accompanying notes to Consolidated Financial Statements

Carlisle Companies Incorporated

Consolidated Balance Sheets

(in millions except share and per share amounts)	December 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$730.8	$754.5
Receivables, net of allowance of $4.8 in 2014 and $3.3 in 2013	439.2	399.6
Inventories (Note 8)	339.1	298.8
Deferred income taxes (Note 6)	35.4	35.7
Prepaid expenses and other current assets	67.0	46.4

Total current assets	1,611.5	1,535.0

Property, plant, and equipment, net of accumulated depreciation of $513.7 in 2014 and $468.0 in 2013 (Note 9)	547.3	497.2
Other assets:
Goodwill, net (Note 10)	964.5	858.7
Other intangible assets, net (Note 10)	611.7	579.8
Other long-term assets	23.7	22.3

Total other assets	1,599.9	1,460.8

TOTAL ASSETS	$3,758.7	$3,493.0

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$198.0	$187.0
Accrued expenses	176.3	172.0
Deferred revenue (Note 14)	17.9	17.4

Total current liabilities	392.2	376.4

Long-term liabilities:
Long-term debt (Note 12)	749.8	751.0
Deferred revenue (Note 14)	151.1	143.6
Other long-term liabilities (Note 16)	260.6	235.9

Total long-term liabilities	1,161.5	1,130.5

Shareholders' equity:
Preferred stock, $1 par value per share. Authorized and unissued 5,000,000 shares	—	—
Common stock, $1 par value per share. Authorized 100,000,000 shares; 78,661,248 shares issued; 64,691,059 outstanding in 2014 and 63,658,777 outstanding in 2013	78.7	78.7
Additional paid-in capital	247.8	201.1
Deferred compensation equity (Note 5)	6.0	3.0
Cost of shares in treasury—13,723,201 shares in 2014 and 14,761,481 shares in 2013	(200.1)	(209.5)
Accumulated other comprehensive loss (Note 18)	(61.8)	(31.5)
Retained earnings	2,134.4	1,944.3

Total shareholders' equity	2,205.0	1,986.1

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,758.7	$3,493.0

See accompanying notes to Consolidated Financial Statements

Carlisle Companies Incorporated

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(in millions)	2014	2013	2012
Operating activities
Net income	$251.3	$209.7	$270.2
Reconciliation of net income to cash flows from operating activities:
Depreciation	64.7	75.4	74.6
Amortization	39.3	38.5	30.3
Non-cash compensation, net of tax benefit	3.3	11.9	8.5
Non-cash pension settlement	—	—	5.6
Gain on sale of businesses	—	(6.2)	(3.7)
(Gain) loss on sale of property and equipment, net	(0.9)	(1.3)	2.1
Impairment of assets	—	100.3	6.4
Deferred taxes	(9.9)	(61.7)	(13.8)
Foreign exchange (gain) loss	(2.0)	0.1	0.1
Changes in assets and liabilities, excluding effects of acquisitions and divestitures:
Receivables	(18.1)	8.4	21.0
Inventories	(27.7)	35.6	26.5
Prepaid expenses and other assets	(5.5)	11.1	48.8
Accounts payable	(5.1)	(20.6)	(15.7)
Accrued expenses and deferred revenues	14.5	12.6	14.9
Long-term liabilities	(8.5)	0.9	9.9
Other operating activities	0.5	—	0.2

Net cash provided by operating activities	295.9	414.7	485.9

Investing activities
Capital expenditures	(118.8)	(110.8)	(140.4)
Acquisitions, net of cash	(194.0)	—	(314.3)
Proceeds from sale of property and equipment	5.3	11.9	—
Proceeds from sale of business	9.7	369.0	25.8
Proceeds from hedging activities	—	—	0.4

Net cash provided by (used in) investing activities	(297.8)	270.1	(428.5)

Financing activities
Net change in short-term borrowings and revolving credit lines	—	—	(357.4)
Proceeds from long-term debt	—	—	348.9
Repayments of long-term debt	(1.5)	(1.5)	—
Debt issuance costs	—	(0.6)	(2.9)
Acquistion date value of contingent consideration settled	—	(5.2)	—
Dividends	(61.2)	(53.7)	(48.0)
Proceeds from issuance of treasury shares and stock options, net	42.5	19.5	38.8

Net cash used in financing activities	(20.2)	(41.5)	(20.6)

Effect of exchange rate changes on cash and cash equivalents	(1.6)	(1.3)	1.0

Change in cash and cash equivalents	(23.7)	642.0	37.8
Cash and cash equivalents
Beginning of period	754.5	112.5	74.7

End of period	$730.8	$754.5	$112.5

See accompanying notes to Consolidated Financial Statements

Carlisle Companies Incorporated

Consolidated Statement of Shareholders' Equity

(In millions, except share amounts)

	Common Stock				Accumulated Other Comprehensive Income		Shares in Treasury
			Additional Paid-In Capital	Deferred Compensation Equity		Retained Earnings			Total Shareholders' Equity
	Shares	Amount					Shares	Cost
Balance at December 31, 2011	61,664,813	$78.7	$120.2	$—	$(45.0)	$1,566.1	16,467,760	$(219.9)	$1,500.1
Net income		—	—	—	—	270.2		—	270.2
Other comprehensive income, net of tax		—	—	—	9.5	—		—	9.5
Cash dividends—$0.76 per share		—	—	—	—	(48.0)		—	(48.0)
Stock based compensation other(1)	1,462,486	—	51.2	0.6	—	—	(1,218,046)	4.5	56.3

Balance at December 31, 2012	63,127,299	78.7	171.4	0.6	(35.5)	1,788.3	15,249,714	(215.4)	1,788.1
Net income		—	—	—	—	209.7		—	209.7
Other comprehensive income, net of tax		—	—	—	4.0	—		—	4.0
Cash dividends—$0.84 per share		—	—	—	—	(53.7)		—	(53.7)
Stock based compensation other(1)	531,478	—	29.7	2.4	—	—	(488,233)	5.9	38.0

Balance at December 31, 2013	63,658,777	78.7	201.1	3.0	(31.5)	1,944.3	14,761,481	(209.5)	1,986.1
Net income		—	—	—	—	251.3		—	251.3
Other comprehensive income, net of tax		—	—	—	(30.3)	—		—	(30.3)
Cash dividends—$0.94 per share		—	—	—	—	(61.2)		—	(61.2)
Stock based compensation other(1)	1,032,282	—	46.7	3.0	—	—	(1,038,280)	9.4	59.1

Balance at December 31, 2014	64,691,059	$78.7	$247.8	$6.0	$(61.8)	$2,134.4	13,723,201	$(200.1)	$2,205.0

(1)
Stock based compensation includes stock option activity, net of tax, and restricted share activity

See accompanying notes to these Consolidated Financial Statements

Notes to Consolidated Financial Statements

Note 1—Summary of Accounting Policies

Nature of Business

        Carlisle Companies Incorporated, its wholly owned subsidiaries and their divisions or subsidiaries, referred to herein as the "Company" or "Carlisle," is a global diversified company that designs, manufactures, and markets a wide range of products that serve a broad range of niche markets including commercial roofing, energy, agriculture, mining, construction, aerospace and defense electronics, medical technology, foodservice, healthcare and sanitary maintenance. The Company markets its products as a component supplier to original equipment manufacturers, distributors, as well as directly to end-users.

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

Receivables and Allowance for Doubtful Accounts

        Receivables are stated at net realizable value. The Company performs ongoing evaluations of its customers' current creditworthiness, as determined by the review of their credit information to determine if events have occurred subsequent to the recognition of the revenue and related receivable that provides evidence that such receivable will be realized at an amount less than that recognized at

Notes to Consolidated Financial Statements (Continued)

Note 1—Summary of Accounting Policies (Continued)

the time of sale. Estimates of net realizable value are based on historical losses, adjusting for current economic conditions and, in some cases, evaluating specific customer accounts for risk of loss. The allowance for doubtful accounts was $4.8 million at December 31, 2014, $3.3 million at December 31, 2013, and $5.2 million at December 31, 2012. Changes in economic conditions in specific markets in which the Company operates could have an effect on reserve balances required and on the ability to recognize revenue until cash is collected or collectability is probable. The following is activity in the Company's allowance for doubtful accounts for the years ended December 31:

(in millions)	2014	2013	2012
Balance at January 1	$3.3	$5.2	$5.2
Provision charged to expense	1.2	0.1	1.0
Provision charged to other accounts	1.1	(1.4)	—
Amounts written off, net of recoveries	(0.8)	(0.6)	(1.0)

Balance at December 31	$4.8	$3.3	$5.2

Inventories

        Inventories are valued at the lower of cost or market with cost determined primarily on an average cost basis. Cost of inventories includes direct as well as certain indirect costs associated with the acquisition and production process. These costs include raw materials, direct and indirect labor, and manufacturing overhead. Manufacturing overhead includes materials, depreciation and amortization related to property, plant, and equipment and other intangible assets used directly and indirectly in the acquisition and production of inventory, and costs related to the Company's distribution network such as inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, and other such costs associated with preparing the Company's products for sale.

Deferred Revenue and Extended Product Warranty

        The Company offers extended warranty contracts on sales of certain products; the most significant being those offered on its installed roofing systems within the Construction Materials segment. The lives of these warranties range from five to thirty years. All revenue for the sale of these contracts is deferred and amortized on a straight-line basis over the life of the contracts. Current costs of services performed under these contracts are expensed as incurred. The Company also records a reserve within Accrued expenses if the total expected costs of providing services at a product line level exceed unearned revenues. Total expected costs of providing extended product warranty services are actuarially determined using standard quantitative measures based on historical claims experience and management judgment. See Note 14.

Property, Plant, and Equipment

        Property, plant, and equipment are stated at cost including interest costs associated with qualifying capital additions. Costs allocated to property, plant, and equipment of acquired companies are based on estimated fair value at the date of acquisition. Depreciation is principally computed on the straight-line basis over the estimated useful lives of the assets. Depreciation includes the amortization of capital leases. Asset lives are 20 to 40 years for buildings, five to 15 years for machinery and equipment, and three to ten years for leasehold improvements.

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

Notes to Consolidated Financial Statements (Continued)

Note 1—Summary of Accounting Policies (Continued)

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

        See Note 10 for more information regarding goodwill and other intangible assets.

Lease Arrangements

        The Company is a party to various lease arrangements that include scheduled rent increases, rent holidays, or may provide for contingent rentals or incentive payments to be made to the Company as part of the terms of the lease. Scheduled rent increases and rent holidays are included in the determination of minimum lease payments when assessing lease classification and, along with any lease incentives, are included in rent expense on a straight-line basis over the lease term. Scheduled rent increases that are dependent upon a change in an index or rate such as the consumer price index or prime rate are included in the determination of rental expense at the time the rate or index changes. Contingent rentals are excluded from the determination of minimum lease payments when assessing lease classification and are included in the determination of rent expense when the event that will require additional rents is considered probable. See Note 11 for further information regarding rent expense.

Contingencies and Insurance Recoveries

        The Company is exposed to losses related to various potential claims related to its employee obligations and other matters in the normal course of business, including litigation. The Company records a liability related to such potential claims, both those reported to the Company and incurred but not yet reported, when probable and reasonably estimable and with respect to workers' compensation obligations. The Company utilizes actuarial models to estimate the ultimate total cost of such claims, primarily based on historical loss experience and expectations about future costs of providing workers compensation benefits.

        As part of its risk management strategy, the Company maintains occurrence-based insurance contracts related to certain contingent losses primarily workers' compensation, medical and dental, general liability, property, and product liability claims up to applicable retention limits. The Company records a recovery under these insurance contracts when such recovery is deemed probable. See Note 11.

Pension and Other Post Retirement Benefits

        The Company maintains defined benefit pension plans for certain employees. Additionally, the Company has a limited number of post-retirement benefit programs that provide certain retirees with life insurance, medical and prescription drug coverage. The annual net periodic expense and benefit obligations related to these plans are determined on an actuarial basis annually on December 31, unless a remeasurement event occurs in an interim period. This determination requires assumptions to be made concerning general economic conditions (particularly interest rates), expected return on plan assets, increases to compensation levels, and health care cost trends. These assumptions are reviewed

Notes to Consolidated Financial Statements (Continued)

Note 1—Summary of Accounting Policies (Continued)

periodically by management in consultation with its independent actuary. Changes in the assumptions to reflect actual experience can result in a change in the net periodic expense and accrued benefit obligations.

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

Foreign Currency Matters

        The functional currency of the Company's subsidiaries outside the United States is the currency of the primary economic environment in which the subsidiary operates. Assets and liabilities of these operations are translated at the exchange rate in effect at each balance sheet date. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included as a component of shareholders' equity in Accumulated other comprehensive income. Gains and losses from foreign currency transactions and from the remeasurement of monetary assets and liabilities and associated income statement activity of foreign subsidiaries where the functional currency is the U.S. Dollar and the books are maintained in the local currency are included in Other (income) expense, net.

New Accounting Standards Adopted

        In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other

Notes to Consolidated Financial Statements (Continued)

Note 1—Summary of Accounting Policies (Continued)

Comprehensive Income. ASU 2013-02 requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source (e.g., the release due to cash flow hedges from interest rate contracts) and the income statement line items affected by the reclassification (e.g., interest income or interest expense). If a component is not required to be reclassified to net income in its entirety (e.g., the net periodic pension cost), companies would instead cross reference to the related footnote for additional information (e.g., the pension footnote). ASU 2013-02 is effective for fiscal and interim reporting periods beginning after December 15, 2012. The adoption of this ASU for 2013 had no material effect on the Company's consolidated results of operations, net assets, or cash flows.

        In July 2012, FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 amends the guidance on testing indefinite-lived intangible assets, other than goodwill, for impairment. Under the revised guidance, entities have the option of first performing a qualitative assessment to determine whether there are any events or circumstances indicating that it is more likely than not that an indefinite-lived intangible asset is impaired. ASU 2012-02 is effective for fiscal and interim impairment tests performed in fiscal years beginning after September 15, 2012. The adoption of this ASU for 2013 had no effect on the Company's consolidated results of operations, net assets, cash flows, or disclosures.

New Accounting Standards Not Yet Effective

        In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under ASU 2014-08, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization's operations and financial results. Additionally, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. ASU 2014-08 is effective for fiscal and interim periods beginning on or after December 15, 2014. The impact of the adoption of this ASU on the Company's results of operation, financial position, cash flows and disclosures will be based on the Company's future disposal activity.

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

Notes to Consolidated Financial Statements (Continued)

Note 1—Summary of Accounting Policies (Continued)

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

        In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern. The new standard provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. Management will be required to perform interim and annual assessments of the Company's ability to continue as a going concern within one year of the date the financial statements are issued. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The adoption of this standard is not expected to have an impact on the Company's financial statement disclosures.

Note 2—Segment Information

        The Company's operations are reported in the following segments:

        Carlisle Construction Materials ("CCM" or the "Construction Materials segment")—the principal products of this segment are insulation materials, rubber (EPDM), thermoplastic polyolefin (TPO), and polyvinyl chloride (PVC) roofing membranes used predominantly on non-residential low-sloped roofs, related roofing accessories, including flashings, fasteners, sealing tapes, coatings and waterproofingproducts. The markets served include new construction, re-roofing and maintenance of low-sloped roofs, water containment, HVAC sealants, and coatings and waterproofing.

        Carlisle Interconnect Technologies ("CIT" or the "Interconnect Technologies segment") —the principal products of this segment are high-performance wire, cable, connectors, contacts, and cable assemblies for the transfer of power and data primarily for the aerospace, medical, defense electronics, test and measurement equipment, and select industrial markets.

        Carlisle Brake & Friction ("CBF" or the "Brake & Friction segment")—the principal products of this segment include high-performance brakes and friction material, and clutch and transmission friction material for the construction, agriculture, mining, aerospace, and motor sports markets.

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

        Corporate EBIT includes other unallocated costs, primarily general corporate expenses. Corporate assets consist primarily of cash and cash equivalents, deferred taxes, corporate aircraft and other invested assets.

Notes to Consolidated Financial Statements (Continued)

Note 2—Segment Information (Continued)

        Geographic Area Information—net sales are attributable to the United States and to all foreign countries based on the country to which the product was delivered. Net sales by region for the years ended December 31 are as follows (in millions):

Country	2014	2013	2012
United States	$2,441.7	$2,260.8	$2,206.0
International:
Europe	357.4	330.4	315.9
Asia	136.0	126.3	117.3
Canada	117.1	90.1	82.6
Mexico and Latin America	82.0	69.7	65.8
Middle East and Africa	48.7	47.4	46.6
Other	21.1	18.3	17.0

Net sales	$3,204.0	$2,943.0	$2,851.2

        Long-lived assets, comprised of net property, plant, and equipment, goodwill and other intangible assets, and other long-term assets, located in the United States and foreign countries, are as follows (in millions):

Country	2014	2013	2012
Long-lived asset held and used:
United States	$1,698.7	$1,741.3	$2,001.0
Europe	182.5	168.0	155.2
Asia	225.8	24.7	68.2
United Kingdom	20.3	22.1	22.9
Canada	2.9	0.9	3.5
Mexico	17.0	1.0	1.2

Total long-lived asset	$2,147.2	$1,958.0	$2,252.0

Notes to Consolidated Financial Statements (Continued)

Note 2—Segment Information (Continued)

        Financial information for operations by reportable business segment is included in the following summary:

(in millions)	Net Sales(1)	EBIT	Assets	Depreciation and Amortization	Capital Spending
2014
Carlisle Construction Materials	$1,935.4	$268.8	$915.1	$34.6	$51.4
Carlisle Interconnect Technologies	669.1	132.2	1,296.3	37.6	32.2
Carlisle Brake & Friction	355.3	26.8	591.3	21.9	11.2
Carlisle FoodService Products	244.2	29.6	198.4	8.8	17.5
Corporate	—	(49.1)	757.6	1.1	6.5

Total	$3,204.0	$408.3	$3,758.7	$104.0	$118.8

2013
Carlisle Construction Materials	$1,776.5	$264.0	$886.9	$31.0	$64.5
Carlisle Interconnect Technologies	577.7	89.4	1,017.5	34.4	12.2
Carlisle Brake & Friction	350.0	33.5	603.7	21.3	10.4
Carlisle FoodService Products	238.8	27.0	193.2	7.7	10.8
Corporate	—	(47.1)	791.4	1.7	—

Total	$2,943.0	$366.8	$3,492.7	$96.1	$97.9

2012
Carlisle Construction Materials	1,695.8	273.4	860.4	$27.9	$81.5
Carlisle Interconnect Technologies	463.1	69.1	1,075.7	24.6	19.2
Carlisle Brake & Friction	449.0	75.6	625.7	20.2	19.8
Carlisle FoodService Products	243.3	12.3	190.1	9.1	4.9
Corporate	—	(58.5)	132.3	1.7	1.6

Total	$2,851.2	$371.9	$2,884.2	$83.5	$127.0

(1)
Excludes intersegment sales

        A reconciliation of assets, depreciation and amortization, and capital spending reported above to the amounts presented on the Consolidated Balance Sheets is as follows:

(in millions)	2014	2013
Assets per table above	$3,758.7	$3,492.7
Assets held for sale of discontinued operations (Note 4)	—	0.3

Total Assets per Consolidated Balance Sheets	$3,758.7	$3,493.0

(in millions)	2014	2013	2012
Depreciation and amortization per table above	$104.0	$96.1	$83.5
Depreciation and amortization of discontinued operations	—	17.8	21.4

Total depreciation and amortization	$104.0	$113.9	$104.9

Notes to Consolidated Financial Statements (Continued)

Note 2—Segment Information (Continued)

(in millions)	2014	2013	2012
Capital spending per table above	$118.8	$97.9	$127.0
Capital spending of discontinued operations	—	12.9	13.4

Total capital spending	$118.8	$110.8	$140.4

Note 3—Acquisitions

2014 Acquisitions

  LHi Technology

        On October 1, 2014, the Company acquired 100% of the equity of LHi Technology ("LHi") for total cash consideration of $194.0 million, net of $6.7 million cash acquired, inclusive of the working capital settlement. The Company funded the acquisition with cash on hand. LHi is a leading designer, manufacturer and provider of cable assemblies and related interconnect components to the medical equipment and device industry. The acquisition will strengthen Carlisle's launch of its medical cable and cable assembly product line by adding new products, new customers and complementary technologies to better serve the global healthcare market. LHi operates within the Interconnect Technologies segment.

        The following table summarizes the consideration transferred to acquire LHi and the preliminary allocation among the assets acquired and liabilities assumed. The acquisition has been accounted for using the acquisition method of accounting which requires that consideration be allocated to the

Notes to Consolidated Financial Statements (Continued)

Note 3—Acquisitions (Continued)

acquired assets and liabilities based upon their acquisition date fair values with the remainder allocated to goodwill.

Preliminary Allocation
(in millions)	As of 10/1/2014
Total cash consideration transferred	$200.7

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash & cash equivalents	$6.7
Receivables	26.9
Inventories	17.1
Prepaid expenses and other current assets	2.9
Property, plant, and equipment	4.5
Definite-lived intangible assets	74.5
Indefinite-lived intangible assets	6.0
Other long-term assets	8.8
Accounts payable	(16.9)
Income tax payables	(0.3)
Accrued expenses	(4.9)
Net deferred tax liabilities	(16.2)
Other long-term liabilities	(20.1)

Total identifiable net assets	89.0

Goodwill	$111.7

        The goodwill recognized in the acquisition of LHi is attributable to the workforce of LHi, the solid financial performance in the medical cable market, and the significant strategic value of the business to Carlisle. Goodwill arising from the acquisition of LHi is not deductible for income tax purposes. All of the goodwill was assigned to the Interconnect Technologies reporting unit. Indefinite-lived intangible assets of $6.0 million represent acquired trade names. The $74.5 million value allocated to definite-lived intangible assets consists of $57.0 million of customer relationships with a useful life of 15 years, $16.0 million of acquired technology with a useful life of six years, and a $1.5 million non-compete agreement with a useful life of five years. The Company recorded an indemnification asset of $8.7 million in Other long-term assets relating to the indemnification of Carlisle for certain pre-acquisition tax liabilities, in accordance with the purchase agreement. The Company has also recorded deferred tax liabilities related to intangible assets as of the closing date.

        As additional information is obtained, adjustments may be made to the preliminary purchase price allocation. The Company is still finalizing the fair value of certain intangible assets, deferred taxes, and accrued expenses.

2012 Acquisitions

  Thermax and Raydex/CDT Limited

        On December 17, 2012, the Company acquired certain assets and assumed certain liabilities of Thermax ("Thermax"), an unincorporated North American division of Belden Inc., and acquired all of

Notes to Consolidated Financial Statements (Continued)

Note 3—Acquisitions (Continued)

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

Final Allocation
(in millions)	As of 12/17/2013
Total cash consideration transferred	$265.6

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash & cash equivalents	$0.1
Receivables	14.3
Inventories	15.4
Prepaid expenses and other current assets	0.9
Property, plant, and equipment	7.2
Definite-lived intangible assets	135.1
Indefinite-lived intangible assets	9.1
Accounts payable	(12.0)
Accrued expenses	(2.6)
Net deferred tax liabilities	(1.0)

Total identifiable net assets	166.5

Goodwill	$99.1

        The goodwill recognized in the acquisition of Thermax/Raydex is attributable to the workforce of Thermax/Raydex, the consistent financial performance of this complementary supplier of high-reliability interconnect products to leading aerospace, avionics and electronics companies and the enhanced scale that Thermax/Raydex brings to the Company. Thermax/Raydex brings additional high-end cable products and qualified positions to serve the Company's existing commercial aerospace and industrial customers. Goodwill arising from the acquisition of Thermax is deductible for income tax purposes. All of the goodwill was assigned to the Interconnect Technologies reporting unit. Indefinite-lived intangible assets of $9.1 million represent acquired trade names. The $135.1 million value allocated to definite-lived intangible assets consists of $111.4 million of customer relationships with useful lives ranging from 17 to 18 years, $23.5 million of acquired technology with useful lives ranging from nine to 11 years, and a $0.2 million non-compete agreement with a useful life of five years.

Notes to Consolidated Financial Statements (Continued)

Note 3—Acquisitions (Continued)

        The Company has also recorded deferred tax liabilities related to the property, plant, and equipment and intangible assets as of the December 17, 2012 closing date.

  Hertalan Holding B.V.

        On March 9, 2012, the Company acquired 100% of the equity of Hertalan Holding B.V. ("Hertalan") for a total cash purchase price of €37.3 million, or $48.9 million, net of €0.1 million, or $0.1 million, cash acquired. The Company funded the acquisition with borrowings under its $600 million senior unsecured revolving credit facility (the "Facility") and cash on hand. See Note 12 for further information regarding borrowings. The acquisition of Hertalan strengthens the Company's ability to efficiently serve European customers in the EPDM roofing market in Europe with local manufacturing and established distribution channels. Hertalan operates within the Construction Materials segment.

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

Final Allocation
(in millions)	As of 3/9/2013
Total cash consideration transferred	$49.0

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash & cash equivalents	$0.1
Receivables	3.7
Inventories	9.5
Prepaid expenses and other current assets	0.2
Property, plant, and equipment	12.9
Definite-lived intangible assets	14.7
Indefinite-lived intangible assets	8.0
Other long-term assets	0.3
Accounts payable	(3.3)
Accrued expenses	(2.5)
Long-term debt	(1.3)
Deferred tax liabilities	(6.7)
Other long-term liabilities	(0.1)

Total identifiable net assets	35.5

Goodwill	$13.5

Notes to Consolidated Financial Statements (Continued)

Note 3—Acquisitions (Continued)

        The goodwill recognized in the acquisition of Hertalan is attributable to the workforce of Hertalan, the solid financial performance of this leading manufacturer of EPDM roofing and waterproofing systems and the significant strategic value of the business to Carlisle. Hertalan provides Carlisle with a solid manufacturing and knowledge base for EPDM roofing products in Europe and provides an established distribution network throughout Europe, both of which enhance Carlisle's goal of expanding its global presence. The European market shows favorable trends towards EPDM roofing applications and Carlisle can provide additional product development and other growth resources to Hertalan. Goodwill arising from the acquisition of Hertalan is not deductible for income tax purposes. All of the goodwill was assigned to the Construction Materials reporting unit. Indefinite-lived intangible assets of $8.0 million represent acquired trade names. The $14.7 million value allocated to definite-lived intangible assets represents customer relationships with useful lives of nine years.

        The Company has also recorded deferred tax liabilities related to the property, plant, and equipment and intangible assets as of the March 9, 2012 closing date.

Note 4—Disposal of Long-lived Assets and Discontinued Operations

Sale of the Transportation Products Business

        On December 31, 2013, the Company sold its Transportation Products business for total cash consideration of $375 million, subject to the working capital adjustment component of the sale agreement. The working capital adjustment was finalized during 2014 for $9.7 million and resulted in a $1.0 million after-tax loss. The after-tax loss was reported in discontinued operations.

        After-tax (loss) income from Discontinued Operations of ($25.5) million and $41.5 million for the years ended December 31, 2013 and 2012, respectively, reflects the operations of the Transportation Products business which included a $100.0 million pre-tax goodwill impairment charge recorded during 2013. The Transportation Products business had net sales of $767.9 million and $778.2 million for the years ended December 31, 2013 and 2012, respectively.

Other Divestitures of Long-lived Assets and Long-lived Assets Held for Sale

        On December 30, 2014, the Company completed the sale of CBF's Akron, OH, facility for cash proceeds of $1.2 million, recognizing a pre-tax gain of $0.4 million within Other income (expense), net in the Consolidated Statement of Earnings.

        The Company completed the sale of property located in the Netherlands during 2014 for cash proceeds of $1.4 million, recognizing a $1.1 million pre-tax gain within Other income (expense), net in the Consolidated Statement of Earnings.

        During 2013, the Company completed the sale of CCM's Kent, WA, long-lived tangible assets for cash proceeds of $5.4 million, recognizing a pre-tax gain of $1.6 million within Other income (expense), net in the Consolidated Statement of Earnings.

        During 2013, the Company completed the sale of Reno, NV, long-lived tangible assets for cash proceeds of $6.2 million, recognizing a pre-tax gain of $1.0 million within Other income (expense), net in the Consolidated Statement of Earnings.

Notes to Consolidated Financial Statements (Continued)

Note 4—Disposal of Long-lived Assets and Discontinued Operations (Continued)

Income (Loss) from Discontinued Operations

        Discontinued operations for the years ended 2013 and 2012 include the results of the Transportation products business and 2012 includes the PDT Profiles business and a settlement gain related to contingent consideration from the 2010 sale of the Specialty Trailer business, each of which was a component of the Company and was classified as discontinued in the Consolidated Statement of Earnings for all periods presented.

        Income (loss) from discontinued operations for the year ended December 31, 2013, includes a $30.4 million net loss from operations of the Transportation Products business, inclusive of a pre-tax goodwill impairment charge of $100.0 million.

        Income (loss) from discontinued operations for the year ended December 31, 2012, included $37.6 million of net income from operations of the Transportation Products business and a $3.8 million gain on the settlement of the contingent consideration relating to the October 2010 sale of the Company's specialty trailer business.

Note 5—Stock-Based Compensation

        Stock-based compensation cost is recognized over the requisite service period, which generally equals the stated vesting period, unless the stated vesting period exceeds the date upon which an employee reaches retirement eligibility. Pre-tax stock-based compensation expense of $15.7 million, $17.0 million, and $18.5 million was recognized for the years ended December 31, 2014, 2013, and 2012, respectively. Pre-tax stock-based compensation expense included $0.9 million and $1.6 million related to discontinued operations for the years ended December 31, 2013 and 2012, respectively.

2008 Executive Incentive Program

        The Company maintains an Executive Incentive Program (the "Program") for executives and certain other employees of the Company and its operating divisions and subsidiaries. The Program was approved by shareholders on April 20, 2004. The Program allows for awards to eligible employees of stock options, restricted stock, stock appreciation rights, performance shares and units or other awards based on Company common stock. At December 31, 2014, 2,657,139 shares were available for grant under this plan, of which 465,547 were available for the issuance of restricted and performance share awards.

2005 Nonemployee Director Equity Plan

        The Company also maintains the Nonemployee Director Equity Plan (the "Plan") for members of its Board of Directors, with the same terms and conditions as the Program. At December 31, 2014, 256,565 stock options and 26,565 restricted shares were available for grant under this plan. Members of the Board of Directors that receive stock-based compensation are treated as employees for accounting purposes.

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

Notes to Consolidated Financial Statements (Continued)

Note 5—Stock-Based Compensation (Continued)

        For 2014, 2013, and 2012 share-based compensation expense related to stock options was as follows:

	Years Ended December 31,
(in millions, except per share amounts)	2014	2013	2012
Pre-tax compensation expense	$4.5	$4.9	$6.6
After-tax compensation expense	$2.8	$3.0	$4.1
Impact on diluted EPS	$0.04	$0.05	$0.06

        Unrecognized compensation cost related to stock options of $2.8 million at December 31, 2014, is to be recognized over a weighted-average period of 1.61 years.

        Excess income tax benefits related to share-based compensation expense that must be recognized directly in equity are considered financing cash flows. The amount of financing cash flows for these benefits was $13.2 million, $5.3 million, and $11.7 million for the years ended December 31, 2014, 2013, and 2012, respectively.

        The Company utilizes the Black-Scholes-Merton ("BSM") option pricing model to determine the fair value of its stock option awards. The BSM relies on certain assumptions to estimate an option's fair value. The weighted average assumptions used in the determination of fair value for stock option awards in 2014, 2013, and 2012 were as follows:

	Years Ended December 31,
	2014	2013	2012
Expected dividend yield	1.2%	1.2%	1.5%
Expected life in years	5.74	5.71	5.78
Expected volatility	29.3%	32.2%	36.0%
Risk-free interest rate	1.7%	1.0%	0.9%
Weighted-average fair value	$19.15	$17.58	$14.57

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

Notes to Consolidated Financial Statements (Continued)

Note 5—Stock-Based Compensation (Continued)

        Stock option activity under the Company's stock option awards for 2014, 2013, and 2012 was as follows:

	Number of Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2011	4,092,515	$32.05

Options granted	488,805	49.58
Options exercised	(1,265,768)	28.45
Options forfeited	(90,421)	39.67

Outstanding at December 31, 2012	3,225,131	$35.88

Options granted	283,975	64.80
Options exercised	(472,040)	33.81
Options forfeited	(44,059)	48.47

Outstanding at December 31, 2013	2,993,007	$38.76

Options granted	259,035	73.08
Options exercised	(925,520)	38.63
Options forfeited	(49,885)	56.89

Outstanding at December 31, 2014	2,276,637	$42.32

        The weighted-average grant-date fair value of options granted during the years ended December 31, 2014, 2013, and 2012 was $5.0 million, $5.0 million, and $7.1 million, respectively.

        The total intrinsic value of options exercised during the years ended December 31, 2014, 2013, and 2012 was approximately $41.7 million, $15.5 million, and $31.1 million, respectively. The weighted-average contractual term of options outstanding at December 31, 2014, 2013, and 2012 was 5.71, 5.72, and 6.21 years, respectively.

        At December 31, 2014, 2013, and 2012, 1,666,647, 2,378,543, and 2,203,107 options were exercisable, with a weighted-average exercise price of $34.24, $34.87, and $32.47, respectively. The weighted-average contractual term of options exercisable at December 31, 2014 and 2013 was 4.72 and 4.98 years, respectively.

        The aggregate intrinsic value of options outstanding and exercisable at December 31, 2014, and 2013 was $91.8 million and $75.8 million, respectively. The total grant date fair value of options vested during the year ended December 31, 2014, 2013, and 2012 was $4.0 million, $8.0 million, and $6.0 million, respectively.

Restricted Stock Awards

        Restricted stock awarded under the Program is generally released to the recipient after a period of three years. The number and weighted-average grant-date fair value of restricted shares issued in each of the last three years was as follows: in 2014, 104,773 awards were granted at a weighted-average fair value of $76.70; in 2013, 71,255 awards were granted at a weighted-average fair value of $64.80; and in 2012, 85,990 awards were granted at a weighted-average fair value of $49.60. Compensation expense related to restricted stock awards of $5.1 million, $4.6 million, and $4.8 million was recognized for the years ended December 31, 2014, 2013, and 2012, respectively. Unrecognized compensation cost related

Notes to Consolidated Financial Statements (Continued)

Note 5—Stock-Based Compensation (Continued)

to restricted stock awards of $5.6 million at December 31, 2014 is to be recognized over a weighted-average period of 1.94 years.

        The following represents activity related to restricted stock for the years ended December 31, 2014, 2013, and 2012:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2011	528,575	$27.83

Shares granted	85,990	49.60
Shares vested	(305,850)	21.82
Shares forfeited	(24,480)	12.18

Outstanding at December 31, 2012	284,235	$25.99

Shares granted	71,255	64.80
Shares vested	(109,445)	34.08
Shares forfeited	(5,055)	47.85

Outstanding at December 31, 2013	240,990	$49.66

Shares granted	104,773	76.70
Shares vested	(94,590)	38.57
Shares forfeited	(4,185)	63.73

Outstanding at December 31, 2014	246,988	$65.14

Performance Share Awards

        The Company granted 67,970, 71,255 and 85,990 performance share awards in the years ended December 31, 2014, 2013, and 2012, respectively. The performance shares vest based on the employee rendering three years of service to the Company, and the attainment of a market condition over the performance period, which is based on the Company's relative total shareholder return versus the S&P Midcap 400 Index® over a pre-determined time period as determined by the Compensation Committee of the Board of Directors. The grant date fair value of the 2014, 2013, and 2012 performance shares of $95.72, $91.33 and $69.76, respectively, was estimated using a Monte-Carlo simulation approach based on a three year measurement period. Such approach entails the use of assumptions regarding the future performance of the Company's stock and those of the peer group of companies. Those assumptions include expected volatility, risk-free interest rates, correlation coefficients and dividend reinvestment. Dividends accrue on the performance shares during the performance period and are to be paid in cash based upon the number of awards ultimately earned.

        The Company expenses the compensation cost associated with the performance awards on a straight-line basis over the vesting period of three years. In the years ended December 31, 2014, 2013, and 2012, the Company recognized approximately $6.0 million, $6.5 million, and $5.7 million, respectively, of compensation cost related to the performance share awards. Unrecognized compensation cost related to performance share awards of $4.2 million at December 31, 2014 is to be recognized over a weighted-average period of 1.66 years. For purposes of determining diluted earnings per share, the performance share awards are considered contingently issuable shares and are included in diluted earnings per share based upon the number of shares that would have been awarded had the conditions at the end of the reporting period continued until the end of the performance period. See Note 7 for further information regarding earnings per share computations.

Notes to Consolidated Financial Statements (Continued)

Note 5—Stock-Based Compensation (Continued)

        The following represents activity related to performance shares for the years ended December 31, 2014, 2013, and 2012:

	Number of Peformance Units	2014 Awards	2013 Awards	2012 Awards	2011 Awards	2010 Awards
Outstanding at December 31, 2011	197,655	—	—	—	102,940	94,715
Units granted	85,990	—	—	85,990	—	—
Units converted to shares	86,385	—	—	—	—	86,385
Units vested and issued	(90,832)	—	—	—	—	(90,832)
Units vested and deferred	(24,388)	—	—	—	—	(24,388)
Units forfeited	(24,080)	—	—	(6,650)	(9,100)	(8,330)

Outstanding at December 31, 2012	230,730	—	—	79,340	93,840	57,550

Units granted	71,255		71,255	—	—	—
Units converted to shares	89,610	—	—	—	89,610	—
Units vested and issued	(45,544)	—	—	—	—	(45,544)
Units vested and deferred	(12,006)	—	—	—	—	(12,006)
Units forfeited	(5,055)		(1,080)	(1,745)	(2,230)	—

Outstanding at December 31, 2013	328,990	—	70,175	77,595	181,220	—

Units granted	67,970	67,970	—	—	—	—
Units converted to shares	69,920	—	—	69,920	—	—
Units vested and issued	(135,008)	—	—	—	(135,008)	—
Units vested and deferred	(46,212)	—	—	—	(46,212)	—
Units forfeited	(4,185)	(1,465)	(1,630)	(1,090)	—	—

Outstanding at December 31, 2014	281,475	66,505	68,545	146,425	—	—

        The Company's relative total shareholder return versus companies in the S&P Midcap 400 Index® over the period covered by the 2012 awards, 2011 awards, and 2010 awards resulted in participants being awarded an additional 69,920 shares, 89,610 shares, and 86,385 shares, respectively, under the plan. The awarding of these additional shares had no impact on stock-based compensation expense as the likelihood of their issuance was included in the determination of grant date fair value using a Monte Carlo simulation approach.

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

Deferred Compensation—Equity

        Certain employees are eligible to participate in the Company's Non-qualified Deferred Compensation Plan (the "Deferred Compensation Plan"). In addition to the ability to defer a portion of their cash compensation, participants may elect to defer all or part of their restricted stock awards and performance share awards. Company stock held for future issuance of vested awards is classified as

Notes to Consolidated Financial Statements (Continued)

Note 5—Stock-Based Compensation (Continued)

Deferred compensation equity in the Consolidated Balance Sheets and is recorded at grant date fair value.

Note 6—Income Taxes

        A summary of pre-tax income from U.S. and non U.S. operations is as follows:

(in millions)	2014	2013	2012
Continuing operations
U.S. domestic	$318.9	$291.9	$311.8
Foreign	57.2	41.1	34.6

Total pre-tax income from continuing operations	376.1	333.0	346.4

Discontinued operations
U.S. domestic	(3.2)	(132.4)	40.6
Foreign	1.1	71.9	14.6

Total pre-tax income (loss) from discontinued operations	(2.1)	(60.5)	55.2

Total pre-tax income	$374.0	$272.5	$401.6

        The provision for income taxes from continuing operations is as follows:

(in millions)	2014	2013	2012
Current expense
Federal and State	$118.4	$97.2	$114.1
Foreign	16.1	21.9	14.2

Total current expense	134.5	119.1	128.3

Deferred expense (benefit)
Federal and State	(8.5)	(8.2)	(6.3)
Foreign	(1.6)	(13.1)	(4.3)

Total deferred expense (benefit)	(10.1)	(21.3)	(10.6)

Total tax expense	$124.4	$97.8	$117.7

Notes to Consolidated Financial Statements (Continued)

Note 6—Income Taxes (Continued)

        A reconciliation of the tax provision for continuing operations computed at the U.S. federal statutory rate to the actual tax provision is as follows:

(in millions)	2014	2013	2012
Taxes at the 35% U.S. statutory rate	$131.6	$116.6	$121.2
State and local taxes, net of federal income tax benefit	7.4	6.2	6.4
Benefit of foreign earnings taxed at lower rates	(5.2)	(3.0)	(2.2)
Benefit for domestic manufacturing deduction	(8.7)	(9.7)	(10.5)
Benefits from state tax incentives	—	(1.3)	—
Benefit associated with foreign reorganization	—	(11.8)	1.0
Other, net	(0.7)	0.8	1.8

Tax expense	$124.4	$97.8	$117.7

Effective income tax rate on continuing operations	33.1%	29.4%	34.0%

        Cash payments for income taxes, net of refunds, were $138.5 million, $127.7 million, and $100.8 million, in 2014, 2013, and 2012, respectively.

        Deferred tax assets (liabilities) at December 31 related to the following:

(in millions)	2014	2013
Deferred revenue	$25.7	$20.2
Warranty reserves	4.3	$4.1
Inventory reserves	9.0	$9.1
Allowance for doubtful accounts	3.8	$1.9
Employee benefits	41.4	$41.0
Foreign loss carryforwards	3.7	$6.2
Deferred state tax attributes	15.8	$18.2
Other, net	2.3	$9.8

Gross deferred assets	106.0	110.5

Valuation allowances	(9.6)	$(13.5)

Deferred tax assets after valuation allowances	$96.4	$97.0

Depreciation	(43.8)	$(52.4)
Amortization	(47.3)	$(43.2)
Acquired identifiable intangibles	(136.2)	$(127.6)

Gross deferred liabilities	(227.3)	(223.2)

Net deferred tax liabilities	$(130.9)	$(126.2)

        At December 31, 2014 the Company had no deferred tax assets related to net operating loss ("NOL") carryforwards for U.S. federal tax purposes but had a deferred tax asset for state NOL carryforwards and credits of approximately $12.3 million (expiring 2015-2034) and deferred tax assets related to NOL carryforwards in foreign jurisdictions of approximately $3.7 million (expiring 2015-2022). The Company believes that it is likely that certain of the state attributes will expire unused and therefore has established a valuation allowance of approximately $8.8 million against the deferred tax assets associated with these attributes. Likewise, the Company believes that it is likely that certain

Notes to Consolidated Financial Statements (Continued)

Note 6—Income Taxes (Continued)

of the foreign NOLs will expire unused and therefore has established a valuation allowance of approximately $0.8 million against the deferred tax assets associated with these NOL carryforwards. Although realization is not assured for the remaining deferred tax assets, the Company believes that the timing and amount of the reversal of taxable temporary differences, expected future taxable income and tax planning strategies will generate sufficient income to be fully realized. However, deferred tax assets could be reduced in the near term if our estimates of the timing and amount of the reversal of taxable temporary differences, expected future taxable income during the carryforward period are significantly reduced or tax planning strategies are no longer viable.

        Deferred tax assets and (liabilities) are classified as current or long-term consistent with the classification of the asset or liability to which the difference relates. Foreign deferred tax assets and (liabilities) are grouped separately from U.S. domestic assets and (liabilities).

        Deferred tax assets and (liabilities) are included in the balance sheet as follows:

(in millions)	2014	2013
Deferred income taxes	$35.4	$35.7
Accrued expenses	$(0.2)	$(0.8)
Other long-term assets	1.4	4.9
Other long-term liabilities	(167.5)	(166.0)

Net deferred tax liabilities	$(130.9)	$(126.2)

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

        As of December 31, 2014, the Company intends to permanently reinvest abroad all of the earnings of its foreign subsidiaries. The Company has identified appropriate long term uses for such earnings outside the United States, considers the unremitted earnings to be indefinitely reinvested, and accordingly has made no provision for federal or state income or withholding taxes on such earnings. The calculation of the deferred tax liability on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries is not practicable due to the complexity of calculating earnings and profits and taxes through multiple tiers of entities, the impact of local country withholding and income taxes, the impact of tax elections, the characterization of income for purposes of the foreign tax credit and limitations, and foreign currency effects.

        Unremitted earnings at December 31, 2014 were approximately $470 million.

        Unrecognized tax benefits reflect the difference between the tax benefits of positions taken or expected to be taken on income tax returns and the tax benefits that meet the criteria for current recognition in the financial statements. The Company periodically assesses its unrecognized tax benefits.

Notes to Consolidated Financial Statements (Continued)

Note 6—Income Taxes (Continued)

        A summary of the movement in gross unrecognized tax benefits (before estimated interest and penalties) is as follows:

(in millions)	2014	2013	2012
Balance at January 1	$10.2	$9.3	$9.6
Additions based on tax positions related to current year	1.8	1.3	1.5
Additions related to purchase accounting	13.6	—	1.6
Adjustments for tax positions of prior years	(0.1)	1.6	(0.4)
Reductions due to statute of limitations	(1.2)	(2.0)	(2.4)
Reductions due to settlements	(0.4)	—	(0.6)
Adjustments due to foreign exchange rates	(0.1)	—	—

Balance at December 31	$23.8	$10.2	$9.3

        If the unrecognized tax benefits as of December 31, 2014 were to be recognized, approximately $24.2 million would impact the Company's effective tax rate. The amount impacting the Company's effective rate is calculated by adding accrued interest and penalties to the gross unrecognized tax benefit and subtracting the tax benefit associated with state taxes and interest.

        The Company classifies and reports interest and penalties associated with unrecognized tax benefits as a component of the income tax provision on the Consolidated Statements of Earnings and Comprehensive Income, and as a long-term liability on the Consolidated Balance Sheets. The total amount of such interest and penalties accrued, but excluded from the table above, at the years ending 2014, 2013, and 2012 were $3.8 million, $1.2 million, and $1.3 million, respectively.

        The Company is subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. During the year the Company has worked with the IRS to complete its compliance assurance process for the 2013 tax year. The Company is currently working with the IRS to complete its compliance assurance audit for the 2014 tax year and expects conclusion of the process within the next twelve months.

        Generally, state income tax returns are subject to examination for a period of three to five years after filing. Substantially all material state tax matters have been concluded for tax years through 2009. Various state income tax returns for subsequent years are in the process of examination. At this stage the outcome is uncertain; however, the Company believes that contingencies have been adequately provided for. Statutes of limitation vary among the foreign jurisdictions in which the Company operates. Substantially all foreign tax matters have been concluded for tax years through 2009. The Company believes that foreign tax contingencies associated with income tax examinations underway or open tax years have been provided for adequately.

        Based on the outcome of certain examinations or as a result of the expiration of statutes of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by approximately $3 to $4 million. The previously unrecognized tax benefits relate to a variety of tax issues including tax matters relating to prior acquisitions and various state matters.

Notes to Consolidated Financial Statements (Continued)

Note 7—Earnings Per Share

        The Company's unvested restricted shares and restricted stock units contain nonforfeitable rights to dividends and, therefore, are considered participating securities for purposes of computing earnings per share pursuant to the two-class method. The computation below of earnings per share excludes the income attributable to the unvested restricted shares and restricted stock units from the numerator and excludes the dilutive impact of those underlying shares from the denominator. Stock options are included in the calculation of diluted earnings per share utilizing the treasury stock method and performance share awards are included in the calculation of diluted earnings per share considering those which are contingently issuable. Neither is considered to be participating securities as they do not contain non-forfeitable dividend rights.

        The following reflects the Income from continuing operations and share data used in the basic and diluted earnings per share computations using the two-class method:

(in millions except share and per share amounts)	2014	2013	2012
Numerator:
Income from continuing operations	$251.7	$235.2	$228.7
Less: dividends declared—common stock outstanding, restricted shares and restricted share units	(61.2)	(53.7)	(48.0)

Undistributed earnings	190.5	181.5	180.7
Percent allocated to common shareholders(1)	99.5%	99.5%	99.4%

	189.5	180.6	179.7
Add: dividends declared—common stock	60.4	53.4	47.7

Numerator for basic and diluted EPS	$249.9	$234.0	$227.4

Denominator (in thousands):
Denominator for basic EPS: weighted-average common shares outstanding	64,170	63,471	62,513
Effect of dilutive securities:
Performance awards	362	416	399
Stock options	772	919	698

Denominator for diluted EPS: adjusted weighted-average common shares outstanding and assumed conversion	65,304	64,806	63,610

Per share income from continuing operations:
Basic	$3.89	$3.69	$3.64

Diluted	$3.83	$3.61	$3.57

(1)	Basic weighted-average common shares outstanding	64,170	63,471	62,513
	Basic weighted-average common shares outstanding, unvested restricted shares expected to vest and restricted share units	64,512	63,797	62,871

	Percent allocated to common shareholders	99.5%	99.5%	99.4%

Notes to Consolidated Financial Statements (Continued)

Note 7—Earnings Per Share (Continued)

        To calculate earnings per share for the Income (loss) from discontinued operations and for Net income, the denominator for both basic and diluted earnings per share is the same as used in the above table. The Income (loss) from discontinued operations and the Net income were as follows:

(in millions)	2014	2013	2012
Income (loss) from discontinued operations attributable to common shareholders for basic and diluted earnings per share	$(0.4)	$(25.4)	$41.2
Net income attributable to common shareholders for basic and diluted earnings per share	$249.5	$208.6	$268.5

Note 8—Inventories

        The components of inventories at December 31 were as follows:

(in millions)	2014	2013
Finished goods	$188.1	$163.7
Work-in-process	45.3	40.2
Raw materials	132.2	121.3
Reserves	(26.5)	(26.4)

Inventories	$339.1	$298.8

Note 9—Property, Plant, and Equipment

        The components of property, plant, and equipment at December 31 were as follows:

(in millions)	2014	2013
Land	$37.1	$38.9
Buildings and leasehold improvements	284.6	259.1
Machinery and equipment	690.7	606.9
Projects in progress	48.6	60.3

	1,061.0	965.2
Accumulated depreciation	(513.7)	(468.0)

Property, plant, and equipment, net	$547.3	$497.2

        During 2014, 2013, and 2012, the Company capitalized interest in the amount of $2.2 million, $1.7 million, and $1.8 million, respectively.

Notes to Consolidated Financial Statements (Continued)

Note 10—Goodwill and Other Intangible Assets

        The changes in the carrying amount of goodwill, net for the years ended December 31, 2014 and 2013 were as follows:

(in millions)	Construction Materials	Interconnect Technologies	Brake and Friction	FoodService Products	Disc Ops	Total
Net balance at January 1, 2013	$127.2	$444.6	$226.7	$60.3	$100.0	$958.8
Measurement period adjustments	—	(1.8)	—	—	—	(1.8)
Impairment loss	—	—	—	—	(100.0)	(100.0)
Currency translation	1.9	(0.2)	—	—	—	1.7

Net balance at December 31, 2013	$129.1	$442.6	$226.7	$60.3	$—	$858.7

Goodwill acquired during year(1)	—	111.7	—	—	—	111.7
Measurement period adjustments	—	—	—	—	—	—
Currency translation	(5.8)	—	(0.1)	—	—	(5.9)

Net balance at December 31, 2014	$123.3	$554.3	$226.6	$60.3	$—	$964.5

(1)
See Note 3 for further information on goodwill resulting from recent acquisitions.

        On October 1, 2014, the Company acquired LHi for a total purchase price of $200.7 million, gross and $194.0 million, net of cash acquired. The resulting preliminary goodwill recorded of $111.7 million was allocated to the Interconnect Technologies reporting unit.

        During 2013, the Company recognized a goodwill impairment loss of $100.0 million due to a decline in the former Transportation Products reporting unit's estimated fair value relative to its carrying value. The impairment charge has been reclassified to Income (loss) from discontinued operations. Fair value was based on an income approach utilizing the discounted cash flow method. The decline in the former reporting unit's estimated fair value was primarily driven by a rise in the underlying interest rates used to determine the discount rate utilized in the discounted cash flow method. ASC 350, Intangibles—Goodwill and Other, requires that goodwill impairment be based on the implied value of a reporting unit's goodwill based on the residual method in the same manner as goodwill is recognized in a business combination under ASC 805, Business Combinations. Under the residual method, the implied fair value of the reporting unit's goodwill is equal to the difference between the reporting unit's fair value and the fair value of the reporting unit's assets and liabilities, both recognized and unrecognized.

        The Company's Other intangible assets, net at December 31, 2014, are as follows:

(in millions)	Acquired Cost	Accumulated Amortization	Net Book Value
Assets subject to amortization:
Patents and intellectual property	$146.6	$(37.8)	$108.8
Customer relationships	494.6	(122.3)	372.3
Other	20.6	(12.1)	8.5
Assets not subject to amortization:
Trade names	122.1	—	122.1

Other intangible assets, net	$783.9	$(172.2)	$611.7

Notes to Consolidated Financial Statements (Continued)

Note 10—Goodwill and Other Intangible Assets (Continued)

        The Company's Other intangible assets, net at December 31, 2013, are as follows:

(in millions)	Acquired Cost	Accumulated Amortization	Net Book Value
Assets subject to amortization:
Patents and intellectual property	$134.6	$(29.2)	$105.4
Customer relationships	443.3	(95.8)	347.5
Other	19.0	(10.1)	8.9
Assets not subject to amortization:
Trade names	118.0	—	118.0

Other intangible assets, net	$714.9	$(135.1)	$579.8

        Estimated amortization expense over the next five years is as follows: $41.9 million in 2015, $41.1 million in 2016, $40.2 million in 2017, $40.2 million in 2018, and $40.1 million in 2019.

        The net carrying values of the Company's Other intangible assets by reportable segment as of December 31 were as follows:

(in millions)	December 31, 2014	December 31, 2013
Carlisle Construction Materials	$72.3	$86.9
Carlisle Interconnect Technologies	386.6	330.8
Carlisle Brake & Friction	123.5	130.1
Carlisle FoodService Products	29.3	32.0

Total	$611.7	$579.8

        Acquired patents and intellectual property will be amortized over a weighted-average period of 10.2 years. The acquired cost of the Company's customer relationship intangible assets by estimated useful life is as follows (in millions):

	Gross Balance as of December 31,
Estimated Useful Life (Years)	2014	2013
5 - 9	$27.1	$29.2
10 - 14	$72.3	$72.3
15 - 19	$287.5	$234.1
20 - 24	$107.7	$107.7

Total	$494.6	$443.3

        See Note 1 in these Notes to Consolidated Financial Statements for information regarding the valuation of goodwill and indefinite-lived intangible assets.

Note 11—Commitments and Contingencies

Leases

        The Company currently leases a portion of its manufacturing facilities, distribution centers and equipment, some of which include scheduled rent increases stated in the lease agreement generally expressed as a stated percentage increase of the minimum lease payment over the lease term. The

Notes to Consolidated Financial Statements (Continued)

Note 11—Commitments and Contingencies (Continued)

Company currently has no leases that require rent to be paid based on contingent events nor has it received any lease incentive payments. Rent expense was $23.7 million, $23.9 million, and $24.0 million in 2014, 2013, and 2012, respectively, inclusive of rent based on scheduled rent increases and rent holidays recognized on a straight-line basis. Future minimum payments under its various non-cancelable operating leases in each of the next five years are approximately $15.8 million in 2015, $13.3 million in 2016, $10.8 million in 2017, $9.3 million in 2018, $7.0 million in 2019, and $10.9 million thereafter.

Workers' Compensation Claims and Related Losses

        The Company has accrued approximately $23.5 million and $26.9 million related to workers' compensation claims at December 31, 2014 and 2013, respectively. At December 31, 2014, $7.8 million and $15.7 million are included in Accrued expenses and Other long-term liabilities, respectively, and at December 31, 2013, $9.1 million and $17.8 million were included in Accrued expenses and Other long-term liabilities, respectively, in the Consolidated Balance Sheet. Workers' compensation obligations related to former employees associated with the Transportation Products business and arising prior to the sale of the Transportation Products business have been retained by the Company and the Company is obligated to pay the related claims until they are extinguished or otherwise settled. The Company will not be held liable for any workers' compensation claims related to the former Transportation products business incurred after December 31, 2013. The liability related to workers' compensation claims, both those reported to the Company and those incurred but not yet reported, is estimated based on actuarial estimates and loss development factors and the Company's historical loss experience.

        The Company maintains occurrence-based insurance contracts with certain insurance carriers in accordance with its risk management practices that provides for reimbursement of worker's compensation claims in excess of $0.5 million. The Company records a recovery receivable from the insurance carriers when such recovery is deemed probable based on the nature of the claim and history of recoveries. At December 31, 2014 and 2013 the Company did not have any recovery receivables recorded for workers' compensation claims.

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

Notes to Consolidated Financial Statements (Continued)

Note 11—Commitments and Contingencies (Continued)

Environmental Matters

        The Company is subject to increasingly stringent environmental laws and regulations, including those relating to air emissions, wastewater discharges, chemical and hazardous waste management and disposal. Some of these environmental laws hold owners or operators of land or businesses liable for their own and for previous owners' or operators' releases of hazardous or toxic substances or wastes. Other environmental laws and regulations require the obtainment of and compliance with environmental permits. To date, costs of complying with environmental, health and safety requirements have not been material and we do not currently have any significant accruals related to potential future costs of environmental remediation at December 31, 2014 and 2013, nor do we have any asset retirement obligations recorded at those dates. However, the nature of the Company's operations and its long history of industrial activities at certain of its current or former facilities, as well as those acquired, could potentially result in material environmental liabilities or asset retirement obligations.

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

Pending Acquisition of Liquid Finishing Brands

        On October 8, 2014, the Company announced the signing of a definitive agreement to purchase from Graco Inc. and its subsidiary Finishing Brands Holdings, Inc. their held separate liquid finishing business ("Liquid Finishing Brands") in a $590 million cash transaction. The Liquid Finishing Brands business is currently being held separate from Graco's other businesses pursuant to an order of the U.S. Federal Trade Commission ("FTC"). Effective October 6, 2014, Graco is required to sell the business within 180 days of the FTC's final divestiture order. The acquisition is subject to FTC and other regulatory approvals and certain other closing conditions, and is anticipated to close during the first quarter of 2015.

Notes to Consolidated Financial Statements (Continued)

Note 12—Borrowings

        As of December 31, 2014 and 2013 the Company's borrowings were as follows:

(in millions)	2014	2013
3.75% notes due 2022, net of unamortized discount of ($0.9) and ($1.0), respectively	$349.1	$349.0
5.125% notes due 2020, net of unamortized discount of ($0.7) and ($0.8) respectively	249.3	249.2
6.125% notes due 2016, net of unamortized discount of ($0.2) and ($0.3) respectively	149.8	149.7
Revolving credit facility	—	—
Industrial development and revenue bonds through 2018	1.5	3.0
Other, including capital lease obligations	0.1	0.1

Total long-term debt	749.8	751.0
Less current portion	—	—

Total long-term debt, net of current portion	$749.8	$751.0

3.75% Notes Due 2022

        On November 20, 2012, the Company completed a public offering of $350.0 million of notes with a stated interest rate of 3.75% due November 15, 2022 (the "2022 Notes"). The 2022 Notes were issued at a discount of approximately $1.1 million, resulting in proceeds to the Company of approximately $348.9 million. The 2022 Notes are presented net of the related discount in Long-term debt in the consolidated balance sheet at December 31, 2014 and 2013. Interest on the 2022 Notes will be paid each May 15 and November 15, commencing on May 15, 2013. The Company incurred costs to issue the 2022 Notes of approximately $2.9 million, inclusive of underwriters', credit rating agencies' and attorneys' fees and other costs. The issuance costs have been recorded in Other long-term assets in the consolidated balance sheet at December 31, 2014 and 2013. Both the discount and the issuance costs will be amortized to interest expense over the life of the 2022 Notes.

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

        The 2022 Notes are subject to the Company's existing indenture dated January 15, 1997 with Bank of New York Mellon, as trustee, and accordingly are subject to the same restrictive covenants and limitations as the Company's existing indebtedness. The 2022 Notes are general unsecured obligations of the Company and rank equally with the Company's existing and future unsecured and unsubordinated indebtedness. The 2022 Notes are subordinate to any existing or future debt or other

Notes to Consolidated Financial Statements (Continued)

Note 12—Borrowings (Continued)

liabilities of the Company's subsidiaries. At December 31, 2014, the principal amount of the Company's subsidiaries indebtedness was approximately $1.6 million.

5.125% Notes Due 2020

        On December 9, 2010, the Company completed a public offering of $250.0 million of notes with a stated interest rate of 5.125% due December 15, 2020 (the "2020 Notes"). The 2020 Notes were issued at a discount of approximately $1.1 million, resulting in proceeds to the Company of approximately $248.9 million. The 2020 Notes are presented net of the related discount in Long-term debt in the consolidated balance sheet at December 31, 2014 and 2013. Interest on the 2020 Notes is paid each June 15 and December 15.

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

6.125% Notes Due 2016

        On August 18, 2006, the Company completed a public offering of $150.0 million of notes with a stated interest rate of 6.125% due August 15, 2016 (the "2016 Notes"). The 2016 Notes were issued at a discount of approximately $1.1 million, resulting in proceeds to the Company of approximately $148.9 million. The 2016 Notes are presented net of the related discount in Long-term debt in the consolidated balance sheet at December 31, 2014 and 2013. Interest on the 2016 Notes is paid each February 15 and August 15.

        The 2016 Notes, in whole or in part, may be redeemed at the Company's option, plus accrued and unpaid interest, at any time prior to August 15, 2016 at a price equal to the greater of:

  •
  100% of the principal amount; or

  •
  The sum of the present values of the remaining scheduled payments of principal and interest discounted to the redemption date on a semi-annual basis at the Treasury Rate plus 20 basis points.

Notes to Consolidated Financial Statements (Continued)

Note 12—Borrowings (Continued)

        Upon a change-in-control triggering event, the Company will be required to offer to repurchase all or any part of the 2016 Notes at 101% of the principal amount, plus accrued and unpaid interest.

        The 2016 Notes are subject to the Company's existing indenture dated January 15, 1997 with Bank of New York Mellon, as trustee, and accordingly are subject to the same restrictive covenants and limitations as the Company's existing indebtedness. The 2016 Notes are general unsecured obligations of the Company and rank equally with the Company's existing and future unsecured and unsubordinated indebtedness. The 2016 Notes are subordinate to any existing or future debt or other liabilities of the Company's subsidiaries.

Revolving Credit Facilities

        On October 20, 2011, the Company entered into a Third Amended and Restated Credit Agreement ("the Credit Agreement") administered by JPMorgan Chase Bank, N.A. ("JPMorgan Chase"). On December 12, 2013, the Company executed an amendment to the facility ("the Amendment") to amend certain terms and extend the term of the facility to December 12, 2018. The Credit Agreement provides for a $600 million revolving line of credit.

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

        At December 31, 2014, the Company had $600.0 million available under its Amended Credit Agreement. There was no interest on borrowings under the revolving credit facility in 2014 and 2013.

Uncommitted Lines of Credit

        The Company also maintains an uncommitted line of credit of which $45.0 million was available for borrowing as of December 31, 2014 and 2013. There were no borrowings under the uncommitted facility in 2014 and 2013.

Letters of Credit

        As of December 31, 2014, the Company had outstanding issued letters of credit amounting to $29.5 million. Letters of credit are issued primarily to provide security under insurance arrangements and certain borrowings and are issued under a continuing credit agreement with J.P. Morgan Chase Bank, N.A.

Industrial Development and Revenue Bonds

        The industrial development and revenue bonds are collateralized by letters of credit, Company guarantees and/or by the facilities and equipment acquired through the proceeds of the related bond issuances. In December 2014, the Company repaid $1.5 million of the outstanding principal on the industrial development and revenue bonds. The weighted-average interest rates on the revenue bonds for 2014 and 2013 were 1.05% and 1.09%, respectively. The Company estimates the fair value of its industrial development and revenue bonds approximates their carrying value.

Notes to Consolidated Financial Statements (Continued)

Note 12—Borrowings (Continued)

Covenants and Limitations

        Under the Company's various debt and credit facilities, the Company is required to meet various restrictive covenants and limitations, including certain net worth, cash flow ratios and limits on outstanding debt balances held by certain subsidiaries. The Company was in compliance with all covenants and limitations in 2014 and 2013.

Other Matters

        Cash payments for interest were $35.2 million in 2014, $35.0 million in 2013, and $25.7 million in 2012. Interest expense, net is presented net of interest income of $1.5 million in 2014, $0.5 million in 2013, and $0.5 million in 2012.

        Regarding the Company's long-term debt, $150.0 million (excluding unamortized discount of $0.9 million) matures in 2016, $1.5 million matures in 2018, $250.0 million (excluding unamortized discount of $0.7 million) matures in 2020, and $350.0 million (excluding unamortized discount of $0.2 million) matures in 2022.

        At December 31, 2014, the fair value of the Company's par value $350.0 million, 3.75% senior notes due 2022, $250 million, 5.125% senior notes due 2020, and par value $150 million, 6.125% senior notes due 2016, using the Level 2 inputs, is approximately $346.9 million, $269.1 million, and $159.8 million, respectively. Fair value is estimated based on current yield rates plus the Company's estimated credit spread available for financings with similar terms and maturities. The Company estimates that the fair value of amounts outstanding under the revolving credit facility approximates their carrying value.

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

        Included in Accumulated other comprehensive income, net of tax at December 31, 2014, are the following amounts that have not yet been recognized in net periodic pension costs: unrecognized actuarial losses of $49.3 million ($30.5 million, net of tax) and unrecognized prior service cost of $1.4 million ($0.8 million, net of tax). The prior service cost and actuarial loss included in Accumulated other comprehensive income and expected to be recognized in net periodic pension cost during the year ended December 31, 2015, are $0.2 million cost ($0.1 million cost, net of tax) and $4.5 million ($2.8 million, net of tax) respectively.

Notes to Consolidated Financial Statements (Continued)

Note 13—Retirement Plans (Continued)

        The reconciliation of the beginning and ending balances of the projected pension benefit obligation, the fair value of the plan assets and the ending accumulated benefit obligation are as follows:

(in millions)	2014	2013
Funded status
Projected benefit obligation
Beginning of year	$179.7	$207.3
Change in benefit obligation:
Service cost	4.0	5.1
Interest cost	7.7	8.1
Plan amendments	0.6	—
Actuarial (gain)/loss	19.1	(5.6)
Settlement due to divestiture	—	(18.6)
Benefits paid	(18.8)	(16.6)

End of year	192.3	179.7

Fair value of plan assets
Beginning of year	173.5	209.6
Change in plan assets:
Actual return on plan assets	21.6	(0.8)
Company contributions	1.0	1.3
Foreign currency	—	(0.2)
Benefits paid	(18.8)	(16.6)

Sub Total	177.3	193.3

Due to AIP (estimate)	—	(19.8)

End of year	177.3	173.5

(Unfunded) funded status end of year	$(15.0)	$(6.2)

Accumulated benefit obligation at end of year	$191.2	$175.0

        The accumulated benefit obligation differs from the projected pension benefit obligation in that it includes no assumption about future compensation levels. The Company's projected benefit obligation at December 31, 2014 includes approximately $22.2 million related to the Company's executive supplemental and director defined benefit pension plans. The executive supplemental and director defined benefit plans have no plan assets and the Company is not required to fund the obligations. The U.S. plans required to be funded by the Company were fully funded at December 31, 2014.

        The Company sold the assets of the Carlisle Transportation Products business on December 31, 2013. Under the terms of the sale agreement, the Company settled $18.6 million in pension liabilities and $1.2 million of other post employee benefit obligations related to certain unionized employees of the Transportation Products business, via the transfer of those liabilities to AIP. In regards to this settlement, the Company recorded $7.3 million in settlement costs, including recognition of $6.1 million of previously unrecognized actuarial losses, in discontinued operations during the year ended December 31, 2013. During 2014, the final asset transfer of $18.6 million to AIP under the terms of the sales agreement was performed. The assets transferred to the buyer were adjusted, as determined by

Notes to Consolidated Financial Statements (Continued)

Note 13—Retirement Plans (Continued)

the Company's actuary, to take into account the actual investment return on such assets and benefit payments to plan participants from the closing date to the date of transfer.

        Pension obligations associated with non-unionized current and former employees of the Transportation Products business were not settled in connection with the sale. Employees transferred with the sale, including certain unionized employees, are no longer active participants in the plan and therefore the expected years of future service of participants has been curtailed, and as required under ASC 715, the Company recognized a curtailment charge, inclusive of prior service cost, of $0.8 million in discontinued operations during the year ended December 31, 2013.

        The fair value of the plans' assets at December 31, 2014 and 2013 by asset category are as follows:

Fair Value Measurements at December 31, 2014

Asset Category (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Observable Inputs (Level 3)	Total
Cash	$0.6	$—	$—	$0.6
Mutual funds:
Equity mutual funds(1)	$21.4	$—	$—	21.4
Fixed income mutual funds(2)	155.3	—	—	155.3

Total	$177.3	$—	$—	$177.3

Fair Value Measurements at December 31, 2013

Asset Category (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Observable Inputs (Level 3)	Total
Cash	$0.6	$—	$—	$0.6
Mutual funds :
Equity mutual funds(1)	$23.8	$—	$—	23.8
Fixed income mutual funds(2)	168.9	—	—	168.9

Sub Total	$193.3	$—	$—	$193.3

Due to AIP (estimate)	$(19.8)	$—	$—	(19.8)

Total	$173.5	$—	$—	$173.5

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

        The net asset (liability) consists of the following amounts recorded on the Company's balance sheet at December 31, 2014 and 2013:

(in millions)	2014	2013
Noncurrent assets	$7.7	$11.4
Current liabilities	(1.0)	(1.0)
Noncurrent liabilities	(21.7)	(16.6)

Asset (liability) at end of year	$(15.0)	$(6.2)

        The Company made contributions of $1.0 million to the pension plans during 2014, of which $1.0 million was contributed to the Company's executive supplemental and director defined benefit pension plans to pay current participant benefits as these plans have no plan assets. No minimum contributions to the pension plans were required in 2014. During 2015, the Company expects to pay approximately $1.0 million in participant benefits under the executive supplemental and director plans. In light of the plans' funded status, the Company does not expect to make discretionary contributions to its other pension plans in 2015.

        Components of net periodic benefit cost for the years ended December 31 are as follows:

(in millions)	2014	2013	2012
Service cost	$4.0	$5.1	$4.7
Interest cost	7.7	8.1	9.8
Expected return on plan assets	(10.8)	(12.2)	(14.1)
Settlement cost	—	8.9	5.6
Amortization of unrecognized net loss	3.3	6.5	4.9
Amortization of unrecognized prior service credit	0.3	0.3	0.1

Net periodic benefit cost	$4.5	$16.7	$11.0

        Settlement and curtailment costs totaling $8.1 million relate to the sale of the Transportation Products business on December 31, 2013 and are included in income from discontinued operations for the year ended 2013. This total consists of $7.3 million in settlement costs, including recognition of $6.1 million of previously unrecognized actuarial losses, and a $0.8 million curtailment charge, inclusive of prior service cost. See Note 4 for further information related to the sale of the Transportation Products business.

        During 2012, the Company offered certain former employees who participate in the Company's core pension plan the option to receive a one-time lump sum payment equal to the present value of

Notes to Consolidated Financial Statements (Continued)

Note 13—Retirement Plans (Continued)

the participant's pension benefit. A total of $15.0 million in lump sum distributions was paid in 2012 under this offer. Under Financial Accounting Standards Board ("FASB") Accounting Standard Codification ("ASC") 715, Compensation—Retirement Benefits, a portion of the unrecognized actuarial loss in Accumulated Other Comprehensive Income was recognized into earnings as the amount of total lump sum payments from the Company's core pension plan during 2012 exceeded the plan's service and interest cost during the year. As a result, the Company remeasured the plan assets and projected benefit obligation of its core plan on December 3, 2012. The assumptions that were used for the remeasurement were a discount rate of 3.75%, rate of compensation increase of 4.29%, and expected return on plan assets of 6.50%. The settlement expense of $5.6 million was included in net periodic benefit cost for the year ended December 31, 2012. An additional settlement expense of $0.7 million was recognized in 2013 related to the settlement.

        Weighted-average assumptions for benefit obligations at December 31 are as follows:

	2014	2013
Discount rate	3.84%	4.43%
Rate of compensation increase	4.29%	3.46%
Expected long-term return on plan assets	6.30%	6.45%

        Weighted-average assumptions for net periodic benefit cost for the years ended December 31 were as follows:

	2014	2013	2012
Discount rate	4.58%	3.77%	4.77%
Rate of compensation increase	4.29%	4.29%	4.29%
Expected long-term return on plan assets	6.48%	6.50%	7.00%

        The Company considers several factors in determining the long-term rate of return for plan assets. Current market factors such as inflation and interest rates are evaluated and consideration is given to the diversification and rebalancing of the portfolio. The Company also looks to peer data and historical returns for reasonability and appropriateness.

        The following is a summary of estimated future benefits to be paid for the Company's defined benefit pension plans at December 31, 2014. Benefit payments are estimated based on the same assumptions used in the valuation of the projected benefit obligation.

(in millions)	Estimated Benefit Payments
Year
2015	$15.7
2016	15.9
2017	15.7
2018	15.2
2019	14.6
2020 - 2024	66.8

Notes to Consolidated Financial Statements (Continued)

Note 13—Retirement Plans (Continued)

Defined Contribution Plan

        Additionally, the Company maintains defined contribution plans covering a significant portion of its employees. Expenses for the plans were approximately $11.1 million in 2014, $10.0 million in 2013, and $8.6 million in 2012.

Employee Stock Ownership Plan

        The Company also sponsors an employee stock ownership plan ("ESOP") as part of one of its existing savings plans. Costs for the ESOP are included in the defined contribution plan noted above. The ESOP is available to eligible domestic employees and includes a match of contributions made by plan participants to the savings plan up to a maximum of 4.00% of a participant's eligible compensation, divided between cash and an employee-directed election of the Company's common stock, not to exceed 50% of the total match. Participants are not allowed to direct their contributions to the savings plan to an investment in the Company's common stock. A breakdown of shares held by the ESOP at December 31 is as follows:

(in millions)	2014	2013	2012
Shares held by the ESOP	1.4	1.7	1.8

Note 14—Deferred Revenue and Extended Product Warranties

        Deferred revenue consists primarily of unearned revenue related to separately priced extended warranty contracts on sales of certain products, the most significant being those offered on its installed roofing systems within the Construction Materials segment.

Roofing Systems Deferred Revenue

        The amount of revenue recognized related to extended product warranties covering roofing systems was $17.9 million and $17.3 million for the years ended December 31, 2014 and 2013, respectively. Deferred revenue recognized in the Consolidated Balance Sheets as of December 31 includes the following related to roofing systems extended product warranty contracts:

(in millions)	2014	2013
Deferred revenue
Current	$17.5	$17.0
Long-term	150.7	142.8

Deferred revenue liability	$168.2	$159.8

        Expected costs of services to be performed under extended product warranty contracts are actuarially determined. Any expected costs in excess of deferred revenue are recognized within Accrued expenses.

Notes to Consolidated Financial Statements (Continued)

Note 14—Deferred Revenue and Extended Product Warranties (Continued)

Other Deferred Revenue

        Other deferred revenue recognized in the Consolidated Balance Sheets as of December 31, mainly related to contracts on brake pads, was as follows:

(in millions)	2014	2013
Deferred revenue
Current	$0.4	$0.4
Long-term	0.4	0.8

Deferred revenue liability	$0.8	$1.2

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

(in millions)	2014	2013
Balance at January 1	$14.3	$16.3
Current year provision	21.1	17.4
Current year claims	(20.2)	(19.4)

Balance at December 31	$15.2	$14.3

Note 16—Other Long-Term Liabilities

        The components of Other long-term liabilities at December 31 were as follows:

(in millions)	2014	2013
Deferred taxes and other tax liabilities	$195.4	$177.6
Pension and other post-retirement obligations	24.8	18.9
Long-term workers compensation	15.7	17.8
Deferred compensation	14.0	11.3
Other	10.7	10.3

Other long-term liabilities	$260.6	$235.9

Note 17—Shareholders' Rights

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

Note 17—Shareholders' Rights (Continued)

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

Note 18—Accumulated Other Comprehensive Income (Loss)

        The changes in Accumulated other comprehensive loss by component for the year ended December 31, 2014, were as follows:

(in millions)	Accrued post-retirement benefit liability(1)	Foreign currency translation	Hedging activities(2)	Total
Balance at December 31, 2013	$(28.2)	$(4.3)	$1.0	$(31.5)
Other comprehensive loss before reclassifications	(8.9)	(26.1)	—	(35.0)
Amounts reclassified from accumulated other comprehensive loss	3.7	—	(0.6)	3.1
Income tax expense	1.4	—	0.2	1.6

Net other comprehensive loss	(3.8)	(26.1)	(0.4)	(30.3)

Balance at December 31, 2014	$(32.0)	$(30.4)	$0.6	$(61.8)

        The changes in Accumulated other comprehensive income (loss) by component for the year ended December 31, 2013, were as follows:

(in millions)	Accrued post-retirement benefit liability(1)(3)	Foreign currency translation(4)	Hedging activities(2)	Total
Balance at December 31, 2012	$(34.1)	$(2.7)	$1.3	$(35.5)
Other comprehensive income before reclassifications	2.8	2.6	—	5.4
Amounts reclassified from accumulated other comprehensive loss	5.9	(4.2)	(0.5)	1.2
Income tax expense	(2.8)	—	0.2	(2.6)

Net other comprehensive income (loss)	5.9	(1.6)	(0.3)	4.0

Balance at December 31, 2013	$(28.2)	$(4.3)	$1.0	$(31.5)

(1)
Current period amounts related to accrued post-retirement benefit liability are related to amortization of unrecognized actuarial gains and losses which is included in net periodic benefit cost for pension and other post-retirement welfare plans. See Note 13 for additional pension discussion.

Notes to Consolidated Financial Statements (Continued)

Note 18—Accumulated Other Comprehensive Income (Loss) (Continued)

(2)
Current period amounts related to hedging activities are a reduction to interest expense. On June 15, 2005, the Company entered into treasury lock contracts with a notional amount of $150.0 million to hedge the cash flow variability on forecasted debt interest payments associated with changes in interest rates. These contracts were designated as cash flow hedges and were deemed effective at the origination date. On August 15, 2006, the Company terminated the treasury lock contracts resulting in a gain of $5.6 million ($3.5 million, net of tax), which was deferred in accumulated other comprehensive income and is being amortized to reduce interest expense until August 2016, the term of the interest payments related to the $150.0 million in notes issued on August 18, 2006. At December 31, 2014, the Company had a remaining unamortized gain of $0.9 million ($0.6 million, net of tax) which is reflected in Accumulated other comprehensive income on the Company's Consolidated Balance Sheets.

(3)
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

(4)
Prior period activity related to foreign currency translation includes $4.2 million of cumulative translation adjustment related to the Canadian operations of the Transportation Products business which was recognized into income (loss) from discontinued operations upon sale of the Transportation Products business on December 31, 2013.

Note 19—Quarterly Financial Data (Unaudited)

        All prior period results of operations have been retrospectively adjusted to reflect the Transportation Products business as discontinued operations.

(in millions except per share data)	First	Second	Third	Fourth	Year
2014
Net sales	$650.4	$859.5	$904.1	$790.0	$3,204.0
Gross profit	$162.1	$224.6	$237.1	$195.7	$819.5
Other expenses	$99.1	$102.3	$103.1	$106.7	$411.2
Earnings before interest and income taxes	$63.0	$122.3	$134.0	$89.0	$408.3
Income from continuing operations, net of tax	$36.5	$75.7	$86.3	$53.2	$251.7
Basic earnings per share from continuing operations	$0.57	$1.17	$1.34	$0.81	$3.89
Diluted earnings per share from continuing operations	$0.56	$1.15	$1.31	$0.81	$3.83

Income (loss) from discontinued operations, net of tax	$(0.7)	$(0.5)	$1.0	$(0.2)	$(0.4)
Basic income per share from discontinued operations	$(0.01)	$(0.01)	$0.01	$0.01	$—
Diluted income per share from discontinued operations	$(0.01)	$(0.01)	$0.01	$—	$(0.01)

Net income	$35.8	$75.2	$87.3	$53.0	$251.3
Basic earnings per share	$0.56	$1.16	$1.35	$0.82	$3.89
Diluted earnings per share	$0.55	$1.14	$1.32	$0.81	$3.82

Dividends per share	$0.22	$0.22	$0.25	$0.25	$0.94
Stock price:
High	$80.57	$88.19	$88.36	$92.06
Low	$71.51	$75.28	$78.93	$74.69

Notes to Consolidated Financial Statements (Continued)

Note 19—Quarterly Financial Data (Unaudited) (Continued)

(in millions except per share data)	First	Second	Third	Fourth	Year
2013
Net sales	$629.6	$792.6	$796.8	$724.0	$2,943.0
Gross profit	$152.4	$207.1	$200.3	$185.8	$745.6
Other expenses	$97.0	$97.7	$90.7	$93.4	$378.8
Earnings before interest and income taxes	$55.4	$109.4	$109.6	$92.4	$366.8
Income from continuing operations, net of tax	$44.3	$64.3	$66.4	$60.2	$235.2
Basic earnings per share from continuing operations	$0.70	$1.01	$1.04	$0.94	$3.69
Diluted earnings per share from continuing operations	$0.68	$0.99	$1.02	$0.92	$3.61

Income (loss) from discontinued operations, net of tax	$11.0	$(56.2)	$10.2	$9.5	$(25.5)
Basic income per share from discontinued operations	$0.17	$(0.88)	$0.16	$0.15	$(0.40)
Diluted income per share from discontinued operations	$0.17	$(0.86)	$0.15	$0.15	$(0.39)

Net income	$55.3	$8.1	$76.6	$69.7	$209.7
Basic earnings per share	$0.87	$0.13	$1.20	$1.09	$3.29
Diluted earnings per share	$0.85	$0.13	$1.17	$1.07	$3.22

Dividends per share	$0.20	$0.20	$0.22	$0.22	$0.84
Stock price:
High	$70.55	$68.12	$70.48	$80.21
Low	$59.19	$60.34	$62.00	$67.98

NOTE: The sum of the quarterly per share amounts may not agree to the respective annual amounts due to rounding.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

        (a)   Under the supervision and with the participation of the Company's management, including the Company's chief executive officer and chief financial officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation and as of December 31, 2014, the chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are effective.

        Management has prepared a report on the Company's internal control over financial reporting in which management has determined that the Company's controls are effective. A copy of management's report is set forth below.

        (b)   During the fourth quarter of 2014, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting.

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of the Company's management, including the chief executive officer and chief financial officer, the Company evaluated the effectiveness of the design and operation of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company's chief executive officer and chief financial officer concluded that the Company's internal control over financial reporting was effective as of December 31, 2014.

        As discussed in Note 3 to the Consolidated Financial Statements in Item 8, the Company completed the acquisition of LHi Technology ("LHi") on October 1, 2014. Management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of LHi. As of December 31, 2014, LHi reported $252.8 million of total assets, $201.2 million of net assets, and net income of $0.5 million for the year then ended. Revenue from the business operations acquired from LHi represented approximately 0.8% of the Company's consolidated net sales for the year ended December 31, 2014, and the fair value assigned to the tangible assets for LHi for purposes of applying the acquisition method of accounting as of the date of acquisition accounted for approximately 1.7% of the Company's total consolidated assets as of December 31, 2014.

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

Name	Age	Position with Company	Period of Service
David A. Roberts	67	Chairman of the Board and Chief Executive Officer since June 2007.	June 2007 to date
D. Christian Koch	50

President and Chief Operating Officer since May 2014; Group President, Carlisle Diversified Products from June 2012 to May 2014; President, Carlisle Brake & Friction from January 2009 to June 2012; President, Carlisle Asia-Pacific from February 2008 to January 2009.

			February 2008 to date
John W. Altmeyer	55	President, Carlisle Construction Materials since July 1997.	June 1989 to date
John E. Berlin	53	President, Carlisle Interconnect Technologies since February 1995.	January 1990 to date
Steven J. Ford	55	Vice President, Chief Financial Officer since November 2008 and Vice President, Secretary and General Counsel since July 1995.	July 1995 to date
Scott C. Selbach	59	Vice President, Corporate Development since April 2006.	April 2006 to date
Kevin P. Zdimal	44

Vice President and Chief Accounting Officer since May 2010; Treasurer from September 2008 to May 2010; Vice President of Finance and Administration, Carlisle Interconnect Technologies from July 2002 to August 2008.

			September 1995 to date

        The officers have been elected to serve at the pleasure of the Board of Directors of the Company. There are no family relationships between any of the above officers, and there is no arrangement or understanding between any officer and any other person pursuant to which he was selected an officer.

        Information required by Item 10 with respect to directors of the Company is incorporated by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission no later than 40 days before the Annual Meeting of Shareholders to be held on May 6, 2015.

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

Item 11.    Executive Compensation.

        Information required by Item 11 is incorporated by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission no later than 40 days before the Annual Meeting of Shareholders to be held on May 6, 2015.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Information required by Item 12 is incorporated by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission no later than 40 days before the Annual Meeting of Shareholders to be held on May 6, 2015.

Item 13.    Certain Relationships and Related Transactions.

        Information required by Item 13 is incorporated by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission no later than 40 days before the Annual Meeting of Shareholders to be held on May 6, 2015.

Item 14.    Principal Accountant Fees and Services.

        Information required by Item 14 is incorporated by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission no later than 40 days before the Annual Meeting of Shareholders to be held on May 6, 2015.

 Part IV

Item 15.    Exhibits and Financial Statement Schedules.

        Financial statements required by Item 8 are as follows:

Financial Statement Schedules:

        None.

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
(2.6)	Master Transaction Agreement, dated October 20, 2013, between Carlisle Companies Incorporated and CTP Transportation Products, LLC.(aa)
(2.7)	Asset Purchase Agreement, dated October 20, 2013, between Carlisle Transportation Products, Inc., Carlisle Intangible Company and CTP Transportation Products, LLC.(aa)
(2.8)	Asset Purchase Agreement, dated October 20, 2013, between Carlisle Canada and CTP Transportation Products, LLC.(aa)
(2.9)	Stock Purchase Agreement, dated October 20, 2013, between Carlisle International BV and CTP Transportation Products, LLC.(aa)
(2.10)	Equity Purchase Agreement, dated October 20, 2013, between Carlisle Asia Pacific Limited and CTP Transportation Products, LLC.(aa)
(2.11)	Asset Purchase Agreement, dated October 20, 2013, between Carlisle Asia Pacific Limited and CTP Transportation Products, LLC.(aa)
(2.12)	Form of Trademark License Agreement between Carlisle Companies Incorporated, Carlisle Intangible Company and CTP Transportation Products, LLC.(aa)
(2.13)	Asset Purchase Agreement, dates October 7, 2014, between Carlisle Companies Incorporated, Carlisle Fluid Technologies, Inc., Graco Inc. and Finishing Brands Holdings Inc.(cc)

(2.14)	Form of Cross License Agreement, among Carlisle Companies Incorporated, Carlisle Fluid Technologies, Inc., Finishing Brands Holdings Inc., Graco Inc. and Gema Switzerland GmbH(cc)
(3)	Amended and Restated By-laws of the Company.(a)
(3.1)	Restated Certificate of Incorporation as amended April 22, 1991.(c)
(3.2)	Certificate of Amendment of the Restated Certificate of Incorporation dated December 20, 1996.(e)
(3.3)	Certificate of Amendment of the Restated Certificate of Incorporation dated April 29, 1999.(g)
(4)	Shareholders' Rights Agreement, February 8, 1989.(a)
(4.1)	Amendment to Shareholders' Rights Agreement, dated August 7, 1996.(d)
(4.2)	Amendment No. 2 to Shareholders' Rights Agreement, dated May 26, 2006.(n)
(4.3)	Trust Indenture.(f)
(4.4)	First Supplemental Indenture, dated as of August 18, 2006.(o)
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
(10.1)	Amended and Restated Executive Incentive Program.(i)
(10.2)	Form of Nonqualified Stock Option Agreement.(j)
(10.3)	Form of Restricted Share Agreement with Non-Compete Covenant.(j)
(10.4)	Form of Amended and Restated Executive Severance Agreement.(s)
(10.5)	Summary Plan Description of Carlisle Companies Incorporated Director Retirement Plan, effective November 6, 1991.(b)
(10.6)	Amendment to the Carlisle Companies Incorporated Director Retirement Plan.(h)
(10.7)	Amended and Restated Nonemployee Director Equity Plan.(l)
(10.8)	Form of Stock Option Agreement for Nonemployee Director.(k)
(10.9)	Form of Nonqualified Stock Option Agreement for Nonemployee Directors.(m)
(10.10)	Form of Restricted Share Agreement for Nonemployee Directors.(m)
(10.11)	Form of Restricted Stock Unit Agreement for Nonemployee Directors.(s)
(10.12)	Amended and Restated Deferred Compensation Plan for Nonemployee Directors.(s)
(10.13)	Letter Agreement, dated June 5, 2007, between David A. Roberts and the Company.(p)
(10.14)	Nonqualified Stock Option Agreement, dated as of June 21, 2007, between the Company and David A. Roberts.(q)

(10.15)	Restricted Share Agreement, dated as of June 21, 2007, between the Company and David A. Roberts.(q)
(10.16)	Letter Agreement, dated June 12, 2007, between Richmond D. McKinnish and the Company.(p)
(10.17)	Letter Agreements, dated January 11, 2008 and December 31, 2008, between D. Christian Koch and the Company.(s)
(10.18)	Letter Agreement, dated August 4, 2011, between Fred A. Sutter and the Company.(s)
(10.19)	Carlisle Corporation Amended and Restated Supplemental Pension Plan.(z)
(10.20)	Amendment No. 1 to the Carlisle Corporation Supplemental Pension Plan.(dd)
(10.21)	Letter Agreement, dated June 29, 2009, between Michael D. Popielec and the Company.(t)
(10.22)	Form of Performance Share Agreement.(w)
(10.23)	Carlisle Companies Incorporated Amended and Restated Nonqualified Deferred Compensation Plan.(z)
(10.24)	Carlisle Companies Incorporated Nonqualified Benefit Plan Trust.(w)
(10.25)
Third Amended and Restated Credit Agreement, dated as of October 20, 2011, among Carlisle Companies Incorporated, Carlisle Management Company, JPMorgan Chase Bank, N.A. as Administrative Agent and the Banks listed therein.(r)
(10.26)
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

(a)
Filed as an Exhibit to the Company's current report on Form 8-K for December 10, 2014 and incorporated herein by reference.

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

(j)
Filed as an Exhibit to the Company's quarterly report on Form 10-Q for the period ended June 30, 2014 and incorporated herein by reference.

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

(cc)
Filed as an Exhibit to the Company's current report on Form 8-K for October 7, 2014 and incorporated herein by reference.

(dd)
Filed as an Exhibit to the Company's quarterly report on Form 10-Q for the period ended March 31, 2014 and incorporated herein by reference.

1
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

/s/ DAVID A. ROBERTS David A. Roberts, Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	/s/ ROBIN J. ADAMS Robin J. Adams, Director
/s/ STEVEN J. FORD Steven J. Ford, Vice President and Chief Financial Officer (Principal Financial Officer)	/s/ ROBERT G. BOHN Robert G. Bohn, Director
/s/ KEVIN P. ZDIMAL Kevin P. Zdimal, Controller and Chief Accounting Officer (Principal Accounting Officer)	/s/ ROBIN S. CALLAHAN Robin S. Callahan, Director
/s/ TERRY D. GROWCOCK Terry D. Growcock, Director
/s/ STEPHEN P. MUNN Stephen P. Munn, Director
/s/ GREGG A. OSTRANDER Gregg A. Ostrander, Director
/s/ LAWRENCE A. SALA Lawrence A. Sala, Director
/s/ MAGALEN C. WEBERT Magalen C. Webert, Director
/s/ JAMES D. FRIAS James D. Frias, Director

February 10, 2015

 CARLISLE COMPANIES INCORPORATED
COMMISSION FILE NUMBER 1-9278
FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2014

EXHIBIT LIST

(12)	Ratio of Earnings to Fixed Charges
(21)	Subsidiaries of the Registrant
(23.1)	Consent of Independent Registered Public Accounting Firm—Ernst & Young LLP
(31.1)	Rule 13a-14a/15d-14(a) Certifications
(31.2)	Rule 13a-14a/15d-14(a) Certifications
(32)	Section 1350 Certification
(101)	Interactive Data File