Form 10-Q
period 2015-03-31
CARLISLE COMPANIES INC
filed 2015-04-23
CIK 790051

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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

Shares of common stock outstanding at April 20, 2015: 65,083,779

Item 1. Financial Statements

Carlisle Companies Incorporated

Unaudited Condensed Consolidated Statements of Earnings and Comprehensive Income

	Three Months Ended March 31,
(in millions except share and per share amounts)	2015	2014

Net sales	$709.3	$650.4

Cost of goods sold	536.3	488.3
Selling and administrative expenses	98.1	92.2
Research and development expenses	8.8	8.0
Other income, net	(0.3)	(1.1)

Earnings before interest and income taxes	66.4	63.0

Interest expense, net	8.4	8.0
Earnings before income taxes from continuing operations	58.0	55.0

Income tax expense (Note 6)	18.5	18.5
Income from continuing operations	39.5	36.5

Discontinued operations
Loss before income taxes	(0.2)	(1.1)
Income tax benefit	(0.1)	(0.4)
Loss from discontinued operations	(0.1)	(0.7)
Net income	$39.4	$35.8

Basic earnings (loss) per share attributable to common shares
Income from continuing operations	$0.60	$0.57
Loss from discontinued operations	—	(0.01)
Basic earnings per share	$0.60	$0.56

Diluted earnings (loss) per share attributable to common shares
Income from continuing operations	$0.59	$0.56
Loss from discontinued operations	—	(0.01)
Diluted earnings per share	$0.59	$0.55

Average shares outstanding - in thousands
Basic	64,876	63,878
Diluted	65,896	65,089

Dividends declared and paid	$16.7	$14.2
Dividends declared and paid per share	$0.25	$0.22

Comprehensive Income
Net income	$39.4	$35.8
Other comprehensive income (loss)
Change in foreign currency translation	(20.7)	3.0
Change in accrued post-retirement benefit liability, net of tax	0.8	0.6
Loss on hedging activities, net of tax	(0.1)	(0.1)
Other comprehensive income (loss)	(20.0)	3.5
Comprehensive income	$19.4	$39.3

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

Carlisle Companies Incorporated

Condensed Consolidated Balance Sheets

	March 31,	December 31,
(in millions except share and per share amounts)	2015	2014
Assets
Current assets:
Cash and cash equivalents	$744.4	$730.8
Receivables, net of allowance of $4.2 in 2015 and $4.8 in 2014	447.7	439.2
Inventories (Note 8)	357.5	339.1
Deferred income taxes	35.3	35.4
Prepaid expenses and other current assets	45.8	67.0
Total current assets	1,630.7	1,611.5

Property, plant, and equipment, net of accumulated depreciation of $523.7 in 2015 and $513.7 in 2014 (Note 9)	543.6	547.3

Other assets:
Goodwill, net (Note 10)	959.5	964.5
Other intangible assets, net (Note 10)	593.8	611.7
Other long-term assets	23.4	23.7
Total other assets	1,576.7	1,599.9

TOTAL ASSETS	$3,751.0	$3,758.7

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$230.0	$198.0
Accrued expenses	129.9	176.3
Deferred revenue (Note 14)	17.9	17.9
Total current liabilities	377.8	392.2

Long-term liabilities:
Long-term debt (Note 12)	749.9	749.8
Deferred revenue (Note 14)	151.4	151.1
Other long-term liabilities (Note 16)	259.0	260.6
Total long-term liabilities	1,160.3	1,161.5

Shareholders’ equity:
Preferred stock, $1 par value per share. Authorized and unissued 5,000,000 shares	—	—
Common stock, $1 par value per share. Authorized 100,000,000 shares; 78,661,248 shares issued; 64,892,146 outstanding in 2015 and 64,691,059 outstanding in 2014	78.7	78.7
Additional paid-in capital	258.9	247.8
Deferred compensation equity (Note 5)	8.4	6.0
Cost of shares in treasury - 13,541,505 shares in 2015 and 13,723,201 shares in 2014	(208.4)	(200.1)
Accumulated other comprehensive loss (Note 17)	(81.8)	(61.8)
Retained earnings	2,157.1	2,134.4
Total shareholders’ equity	2,212.9	2,205.0

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,751.0	$3,758.7

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

Carlisle Companies Incorporated

Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
(in millions)	2015	2014

Operating activities
Net income	$39.4	$35.8
Reconciliation of net income to cash flows provided by operating activities:
Depreciation	17.6	15.5
Amortization	10.7	10.1
Non-cash compensation, net of tax benefit	2.5	4.2
Gain on sale of property and equipment, net	—	(0.6)
Deferred taxes	(0.8)	2.1
Foreign exchange (gain) loss	(0.2)	0.5
Changes in assets and liabilities, excluding effects of acquisitions and divestitures:
Receivables	(12.2)	(12.2)
Inventories	(21.4)	(25.3)
Prepaid expenses and other assets	8.2	11.7
Accounts payable	33.1	36.6
Accrued expenses and deferred revenues	(26.5)	(28.8)
Long-term liabilities	0.7	0.5
Other operating activities	(1.6)	1.2
Net cash provided by operating activities	49.5	51.3

Investing activities
Capital expenditures	(19.1)	(24.1)
Proceeds from sale of property and equipment	0.1	1.0
Net cash used in investing activities	(19.0)	(23.1)

Financing activities
Dividends	(16.7)	(14.2)
Proceeds from issuance of treasury shares and stock options	9.1	11.2
Repurchases of common stock	(8.8)	—
Net cash used in financing activities	(16.4)	(3.0)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(0.5)	—
Change in cash and cash equivalents	13.6	25.2
Cash and cash equivalents
Beginning of period	730.8	754.5
End of period	$744.4	$779.7

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

Carlisle Companies Incorporated

Consolidated Statement of Shareholders’ Equity

(In millions, except share amounts)

					Accumulated
			Additional	Deferred	Other				Total
	Common Stock		Paid-In	Compensation	Comprehensive	Retained	Shares in Treasury		Shareholders’
	Shares	Amount	Capital	Equity	Income	Earnings	Shares	Cost	Equity
Balance at December 31, 2013	63,658,777	78.7	201.1	3.0	(31.5)	1,944.3	14,761,481	(209.5)	1,986.1
Net income		—	—	—	—	251.3		—	251.3
Other comprehensive income, net of tax		—	—	—	(30.3)	—		—	(30.3)
Cash dividends - $0.94 per share		—	—	—	—	(61.2)		—	(61.2)
Stock based compensation other (1)	1,032,282	—	46.7	3.0	—	—	(1,038,280)	9.4	59.1
Balance at December 31, 2014	64,691,059	78.7	247.8	6.0	(61.8)	2,134.4	13,723,201	(200.1)	2,205.0
Net income		—	—	—	—	39.4		—	39.4
Other comprehensive income, net of tax		—	—	—	(20.0)	—		—	(20.0)
Cash dividends - $0.25 per share		—	—	—	—	(16.7)		—	(16.7)
Common stock repurchase		—	—	—	—	—	95,200	(8.8)	(8.8)
Stock based compensation other (1)	201,087	—	11.1	2.4	—	—	(276,896)	0.5	14.0
Balance at March 31, 2015	64,892,146	$78.7	$258.9	$8.4	$(81.8)	$2,157.1	13,541,505	$(208.4)	$2,212.9

(1)  Stock based compensation includes stock option activity, net of tax, and restricted share activity

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Carlisle Companies Incorporated (the “Company” or “Carlisle”) in accordance and consistent with the accounting policies stated in the Company’s Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements therein.  The unaudited condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States and, of necessity, include some amounts that are based upon management estimates and judgments.  The unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of the interim period financial statements.  The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.   The unaudited condensed consolidated financial statements include assets, liabilities, revenues, and expenses of all majority-owned subsidiaries.  Carlisle accounts for other investments in minority-owned companies where it exercises significant influence, but does not have control, on the equity basis.  Intercompany transactions and balances are eliminated in consolidation.

Note 2—New Accounting Pronouncements

New Accounting Standards Not Yet Effective

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

Note 3—Segment Information

The Company’s operations are reported in the following segments:

Carlisle Construction Materials (“CCM” or the “Construction Materials segment”)—the principal products of this segment are insulation materials, rubber (EPDM), thermoplastic polyolefin (TPO), and polyvinyl chloride (PVC) roofing membranes used predominantly on non-residential low-sloped roofs, related roofing accessories, including flashings, fasteners, sealing tapes, coatings and waterproofing products. The markets served include new construction, re-roofing and maintenance of low-sloped roofs, water containment, HVAC sealants, and coatings and waterproofing.

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

Unaudited financial information for continuing operations by reportable segment is included in the following summary:

Three Months Ended March 31,	2015			2014
(in millions)	Net Sales	EBIT	Assets	Net Sales	EBIT	Assets
Carlisle Construction Materials	$371.3	$36.7	$912.4	$347.4	$31.9	$897.0
Carlisle Interconnect Technologies	194.4	34.5	1,298.1	150.9	30.7	1,025.8
Carlisle Brake & Friction	86.4	8.2	589.6	92.2	9.2	609.8
Carlisle FoodService Products	57.2	5.4	200.5	59.9	7.1	204.1
Corporate	—	(18.4)	750.4	—	(15.9)	807.0
Total	$709.3	$66.4	$3,751.0	$650.4	$63.0	$3,543.7

A reconciliation of assets reported above to the amounts presented on the Condensed Consolidated Balance Sheet is as follows:

	March 31,	March 31,
(in millions)	2015	2014
Assets per table above	$3,751.0	$3,543.7
Assets held for sale	—	2.2
Total Assets per Consolidated Balance Sheet	$3,751.0	$3,545.9

Note 4 — Acquisitions

2014 Acquisition

LHi Technology

On October 1, 2014, the Company acquired 100% of the equity of LHi Technology (“LHi”) for total cash consideration of $194.0 million, net of $6.7 million cash acquired, inclusive of the working capital settlement.  The Company funded the acquisition with cash on hand.  LHi is a leading designer, manufacturer and provider of cable assemblies and related interconnect components to the medical equipment and device industry.  The acquisition will strengthen Carlisle’s launch of its medical cable and cable assembly product line by adding new products, new customers and complementary technologies to better serve the global healthcare market.  LHi operates within the Interconnect Technologies segment.

The following table summarizes the consideration transferred to acquire LHi and the preliminary allocation among the assets acquired and liabilities assumed.  The acquisition has been accounted for using the acquisition method of accounting which requires that consideration be allocated to the acquired assets and liabilities based upon their acquisition date fair values with the remainder allocated to goodwill.

Preliminary Allocation
As of
(in millions)	10/1/2014
Total cash consideration transferred	$200.7

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash & cash equivalents	$6.7
Receivables	26.9
Inventories	17.1
Prepaid expenses and other current assets	2.9
Property, plant, and equipment	4.5
Definite-lived intangible assets	74.5
Indefinite-lived intangible assets	6.0
Other long-term assets	8.8
Accounts payable	(16.9)
Income tax payables	(0.3)
Accrued expenses	(4.9)
Net deferred tax liabilities	(16.2)
Other long-term liabilities	(20.1)

Total identifiable net assets	89.0

Goodwill	$111.7

The goodwill recognized in the acquisition of LHi is attributable to the workforce of LHi, the solid financial performance in the medical cable market, and the significant strategic value of the business to Carlisle. Goodwill arising from the acquisition of LHi is not deductible for income tax purposes.  All of the goodwill was assigned to the Interconnect Technologies reporting unit. Indefinite-lived intangible assets of $6.0 million represent acquired trade names.  The $74.5 million value allocated to definite-lived intangible assets consists of $57.0 million of customer relationships with a useful life of 15 years, $16.0 million of acquired technology with a useful life of six years, and a $1.5 million non-compete agreement with a useful life of five years.  The Company recorded an indemnification asset of $8.7 million in Other long-term assets relating to the indemnification of Carlisle for certain pre-acquisition liabilities, in accordance with the purchase agreement.  The Company has also recorded deferred tax liabilities related to intangible assets as of the closing date.

As additional information is obtained, adjustments may be made to the preliminary purchase price allocation.  The Company is still finalizing the fair value of certain intangible assets, deferred taxes, and accrued expenses.

Note 5—Stock-Based Compensation

Stock-based compensation cost is recognized over the requisite service period, which generally equals the stated vesting period, unless the stated vesting period exceeds the date upon which an employee reaches retirement eligibility.  Pre-tax stock-based compensation expense was $7.4 million and $7.7 million for the three month periods ended March 31, 2015 and 2014, respectively.

Executive Incentive Program

The Company maintains an Executive Incentive Program (the “Program”) for executives and certain other employees of the Company and its operating segments and subsidiaries. The Program was approved by shareholders on May 2, 2012. The Program allows for awards to eligible employees of stock options, restricted stock, stock appreciation rights, performance shares and units or other awards based on Company common stock. At March 31, 2015, 2,240,935 shares were available for grant under this plan, of which 302,285 shares were available for the issuance of stock awards.

Nonemployee Director Equity Plan

The Company also maintains the Nonemployee Director Equity Plan (the “Plan”) for members of its Board of Directors, with the same terms and conditions as the Program. At March 31, 2015, 245,361 stock options and 15,361 restricted shares were available for grant under this plan. Members of the Board of Directors that receive stock-based compensation are treated as employees for accounting purposes.

Grants

For the three months ended March 31, 2015, the Company awarded 266,020 stock options, 57,180 restricted stock awards, 57,180 performance share awards and 10,925 restricted stock units with an aggregate grant-date fair value of approximately $18.2 million to be expensed over the requisite service period for each award.

Stock Option Awards

Options issued under these plans generally vest one-third on the first anniversary of grant, one-third on the second anniversary of grant and the remaining one-third on the third anniversary of grant. All options have a maximum term life of 10 years. Shares issued to cover options under the Program and the Plan may be issued from shares held in treasury, from new issuances of shares, or a combination of the two.

Pre-tax share-based compensation expense related to stock options was $1.3 million and $1.1 million for the three month periods ended March 31, 2015 and 2014, respectively.

The Company utilizes the Black-Scholes-Merton (“BSM”) option pricing model to determine the fair value of its stock option awards. The BSM relies on certain assumptions to estimate an option’s fair value. The weighted average assumptions used in the determination of fair value for stock option awards in 2015 and 2014 were as follows:

	2015	2014
Expected dividend yield	1.1%	1.2%
Expected life in years	5.71	5.74
Expected volatility	27.3%	29.3%
Risk-free interest rate	1.4%	1.7%
Weighted-average fair value	$21.19	$19.15

The expected life of options is based on the assumption that all adjusted outstanding options will be exercised at the midpoint of the valuation date (if vested) or the vesting dates (if unvested) and the options’ expiration date. The expected volatility is based on historical volatility as well as implied volatility of the Company’s options. The risk free interest rate is based on rates of U.S. Treasury issues with a remaining life equal to the expected life of the option. The expected dividend yield is based on the projected annual dividend payment per share, divided by the stock price at the date of grant.

Restricted Stock Awards

Restricted stock awarded under the Program is generally released to the recipient after a period of three years.  The $90.54 grant date fair value of the 2015 restricted stock awards, which are released to the recipient after a period of three years, is based on the closing market price of the stock on the date of grant.

Performance Share Awards

The performance shares awarded vest based on the employee rendering three years of service to the Company, and the attainment of a market condition over the performance period, which is based on the Company’s relative total shareholder return versus the S&P Midcap 400 Index® over a pre-determined time period as determined by the Compensation Committee of the Board of Directors.  The grant date fair value of the 2015 performance shares of $112.39 was estimated using a Monte-Carlo simulation approach based on a three-year measurement period.  Such approach entails the use of assumptions regarding the future performance of the Company’s stock and those of the S&P Midcap 400 Index®.  Those assumptions include expected volatility, risk-free interest rates, correlation coefficients and dividend reinvestment.  Dividends accrue on the performance shares during the performance period and are to be paid in cash based upon the number of shares ultimately earned. The Company expenses the compensation cost associated with the performance awards on a straight-line basis over the vesting period of three years.

Restricted Stock Units

The restricted stock units awarded to eligible directors are fully vested and will be issued in shares of Company common stock after the director ceases to serve as a member of the Board, or if earlier, upon a change in control of the Company.   The $90.54 grant date fair value of the 2015 restricted stock units is based on the closing market price of the stock on February 4, 2015, the date of the grant.

Deferred Compensation - Equity

Certain employees are eligible to participate in the Company’s Non-qualified Deferred Compensation Plan (the “Deferred Compensation Plan”).  Participants may elect to defer all or part of their stock-based compensation.  Participants have elected to defer 237,930 shares of Company common stock as of March 31, 2015 and 228,047 shares as of December 31, 2014.

Note 6—Income Taxes

The effective income tax rate on continuing operations for the three months ended March 31, 2015 was 31.9%.  The year to date provision for income taxes includes taxes on earnings at an anticipated rate of approximately 33%, and a year to date net discrete tax benefit of $0.8 million.

The effective tax rate on continuing operations for the three months ended March 31, 2014 was 33.6% and included a year to date discrete expense of $0.4 million.

Note 7—Earnings Per Share

The Company’s unvested restricted shares and restricted stock units contain nonforfeitable rights to dividends and, therefore, are considered participating securities for purposes of computing earnings per share pursuant to the two-class method. The computation below of earnings per share excludes the income attributable to the unvested restricted shares and restricted stock units from the numerator and excludes the dilutive impact of those underlying shares from the denominator.  Stock options are included in the calculation of diluted earnings per share utilizing the treasury stock method and performance share awards are included in the calculation of diluted earnings per share considering those that are contingently issuable.  Neither is considered to be a participating security as they do not contain non-forfeitable dividend rights.

The following reflects the Income from continuing operations and share data used in the basic and diluted earnings per share computations using the two-class method:

	Three Months Ended March 31,
(in millions except share and per share amounts)	2015	2014
Numerator:

Income from continuing operations	$39.5	$36.5
Less: dividends declared - common stock outstanding, restricted shares and restricted share units	(16.7)	(14.2)
Undistributed earnings	22.8	22.3
Percent allocated to common shareholders (1)	99.5%	99.5%
	22.7	22.2
Add: dividends declared - common stock	16.2	14.1
Numerator for basic and diluted EPS	$38.9	$36.3

Denominator (in thousands):
Denominator for basic EPS: weighted-average common shares outstanding	64,876	63,878
Effect of dilutive securities:
Performance awards	220	280
Stock options	800	931
Denominator for diluted EPS: adjusted weighted-average common shares outstanding and assumed conversion	65,896	65,089

Per share income from continuing operations:
Basic	$0.60	$0.57
Diluted	$0.59	$0.56

(1) Basic weighted-average common shares outstanding	64,876	63,878
Basic weighted-average common shares outstanding, unvested restricted shares expected to vest and restricted share units	65,210	64,189
Percent allocated to common shareholders	99.5%	99.5%

To calculate earnings per share for Loss from discontinued operations and for Net income, the denominator for both basic and diluted earnings per share is the same as used in the above table.  Loss from discontinued operations and Net income were as follows:

	Three Months Ended March 31,
(in millions)	2015	2014

Loss from discontinued operations attributable to common shareholders for basic and diluted earnings per share	$(0.1)	$(0.7)

Net income attributable to common shareholders for basic and diluted earnings per share	$38.8	$35.6

Note 8—Inventories

The components of Inventories at March 31, 2015 and December 31, 2014 were as follows:

	March 31,	December 31,
(in millions)	2015	2014

Finished goods	$207.1	$188.1
Work-in-process	47.9	45.3
Raw materials	129.3	132.2
Reserves	(26.8)	(26.5)
Inventories	$357.5	$339.1

Note 9—Property, Plant and Equipment

The components of Property, plant and equipment at March 31, 2015 and December 31, 2014 were as follows:

	March 31,	December 31,
(in millions)	2015	2014
Land	$42.8	$37.1
Buildings and leasehold improvements	288.7	284.6
Machinery and equipment	696.4	690.7
Projects in progress	39.4	48.6
	1,067.3	1,061.0
Accumulated depreciation	(523.7)	(513.7)
Property, plant, and equipment, net	$543.6	$547.3

Note 10—Goodwill and Other Intangible Assets

The changes in the carrying amount of Goodwill, net for the three months ended March 31, 2015 were as follows:

	Construction	Interconnect	Brake and	FoodService
(in millions)	Materials	Technologies	Friction	Products	Total
Gross balance at January 1, 2015	$123.3	$554.3	$226.6	$60.3	$964.5
Currency translation	(5.0)	—	—	—	(5.0)
Net balance at March 31, 2015	$118.3	$554.3	$226.6	$60.3	$959.5

The Company’s Other intangible assets, net at March 31, 2015, were as follows:

	Acquired	Accumulated	Net Book
(in millions)	Cost	Amortization	Value
Assets subject to amortization:
Patents and intellectual property	$143.3	$(39.9)	$103.4
Customer relationships	490.2	(128.7)	361.5
Other	20.6	(12.4)	8.2
Assets not subject to amortization:
Trade names	120.7	—	120.7
Other intangible assets, net	$774.8	$(181.0)	$593.8

The Company’s Other intangible assets, net at December 31, 2014, were as follows:

	Acquired	Accumulated	Net Book
(in millions)	Cost	Amortization	Value
Assets subject to amortization:
Patents and intellectual property	$146.6	$(37.8)	$108.8
Customer relationships	494.6	(122.3)	372.3
Other	20.6	(12.1)	8.5
Assets not subject to amortization:
Trade names	122.1	—	122.1
Other intangible assets, net	$783.9	$(172.2)	$611.7

Estimated amortization expense for the remainder of 2015 and the next four years is as follows: $30.9 million remaining in 2015, $40.5 million in 2016, $39.7 million in 2017, $39.7 million in 2018, and $39.6 million in 2019.

The net carrying values of the Company’s Other intangible assets by reportable segment were as follows:

	March 31,	December 31,
(in millions)	2015	2014

Carlisle Construction Materials	$64.2	$72.3
Carlisle Interconnect Technologies	378.9	386.6
Carlisle Brake & Friction	121.9	123.5
Carlisle FoodService Products	28.8	29.3
Total	$593.8	$611.7

Note 11—Commitments and Contingencies

Leases

The Company currently leases a portion of its manufacturing facilities, distribution centers, and equipment, some of which include scheduled rent increases stated in the lease agreement generally expressed as a stated percentage increase of the minimum lease payment over the lease term.  The Company currently has no leases that require rent to be paid based on contingent events nor has it received any lease incentive payments.  Rent expense was $6.1 million and $5.5 million for the three months ended March 31, 2015 and 2014, respectively, inclusive of rent based on scheduled rent increases and rent holidays recognized on a straight-line basis.  Future minimum payments under the Company’s various non-cancelable operating leases are approximately $13.0 million for the remainder of 2015, $14.7 million in 2016, $12.0 million in 2017, $10.0 million in 2018, $7.7 million in 2019, and $11.7 million thereafter.

Workers’ Compensation Claims and Related Losses

The Company has accrued approximately $23.3 million and $23.5 million related to workers’ compensation claims at March 31, 2015 and December 31, 2014, respectively.  At March 31, 2015, $9.1 million and $14.2 million are included in Accrued expenses and Other long-term liabilities, respectively, and at December 31, 2014, $7.8 million and $15.7 million were included in Accrued expenses and Other long-term liabilities, respectively, in the Condensed Consolidated Balance Sheet.  Workers’ compensation obligations related to former employees associated with the Transportation Products business and arising prior to the sale of the Transportation Products business have been retained by the Company, and the Company is obligated to pay the related claims until they are extinguished or otherwise settled.  The Company will not be held liable for any workers’ compensation claims related to the former Transportation Products business incurred after December 31, 2013.  The liability related to workers’ compensation claims, both those reported to the Company and those incurred but not yet reported, is estimated based on actuarial estimates and loss development factors and the Company’s historical loss experience.

The Company maintains occurrence-based insurance contracts with certain insurance carriers in accordance with its risk management practices that provides for reimbursement of workers’ compensation claims in excess of $0.5 million.  The Company records a recovery receivable from the insurance carriers when such recovery is deemed probable based on the nature of the claim and history of recoveries.  At March 31, 2015, the Company did not have any recovery receivables recorded for workers’ compensation claims.

Litigation

Over the years, the Company has been named as a defendant, along with numerous other defendants, in lawsuits in various state courts in which plaintiffs have alleged injury due to exposure to asbestos-containing brakes, which Carlisle manufactured in limited amounts between the late-1940s and the mid-1980s.  In addition to compensatory awards, these lawsuits may also seek punitive damages.

Generally, the Company has obtained dismissals or settlements of its asbestos-related lawsuits with no material effect on its financial condition, results of operations, or cash flows.  The Company maintains insurance coverage that applies to the Company’s defense costs and payments of settlements or judgments in connection with asbestos-related lawsuits.

At this time, the amount of reasonably possible additional asbestos claims, if any, is not material to the Company’s financial position, results of operations, or operating cash flows although these matters could result in the Company being subject to monetary damages, costs or expenses, and charges against earnings in particular periods.

The Company may be involved in various other legal actions arising in the normal course of business.  In the opinion of management, it is anticipated that the ultimate outcome of such actions, either individually or in the aggregate, will not have a material adverse effect on the consolidated financial position, results of operations for a particular period or annual operating cash flows of the Company.

Environmental Matters

The Company is subject to increasingly stringent environmental laws and regulations, including those relating to air emissions, wastewater discharges, chemical, and hazardous waste management and disposal. Some of these environmental laws hold owners or operators of land or businesses liable for their own and for previous owners’ or operators’ releases of hazardous or toxic substances or wastes. Other environmental laws and regulations require the obtainment of and compliance with environmental permits. To date, costs of complying with environmental, health, and safety requirements have not been material, and we do not currently have any significant accruals related to potential future costs of environmental remediation at March 31, 2015, nor do we have an asset retirement obligation recorded at those dates.  However, the nature of the Company’s operations and its long history of industrial activities at certain of its current or former facilities, as well as those acquired, could potentially result in material environmental liabilities or asset retirement modifications.

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

Note 12—Borrowings

As of March 31, 2015 and December 31, 2014 the Company’s borrowings were as follows:

	March 31,	December 31,
(in millions)	2015	2014
3.75% notes due 2022, net of unamortized discount of ($0.9) and ($0.9), respectively	$349.1	$349.1
5.125% notes due 2020, net of unamortized discount of ($0.6) and ($0.7) respectively	249.4	249.3
6.125% notes due 2016, net of unamortized discount of ($0.2) and ($0.2) respectively	149.8	149.8
Revolving credit facility	—	—
Industrial development and revenue bonds through 2018	1.5	1.5
Other, including capital lease obligations	0.1	0.1
Total long-term debt	749.9	749.8
Less current portion	—	—
Total long-term debt, net of current portion	$749.9	$749.8

Revolving Credit Facilities

As of March 31, 2015, the Company had $600.0 million available under its Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”) administered by JPMorgan Chase Bank, N.A.  During the three months ended March 31, 2015 and 2014, there were no borrowings under the revolving credit facility.

Uncommitted Line of Credit

The Company also maintains an uncommitted line of credit of which $45.0 million was available for borrowing as of March 31, 2015 and December 31, 2014.  During the three months ended March 31, 2015 and 2014, there were no borrowings under the uncommitted line of credit.

Covenants and Limitations

Under the Company’s various debt and credit facilities, the Company is required to meet various restrictive covenants and limitations, including limitations on certain leverage ratios, interest coverage and limits on outstanding debt balances held by certain subsidiaries. The Company was in compliance with all covenants and limitations as of March 31, 2015 and December 31, 2014.

Other Matters

At March 31, 2015, the fair value of the Company’s par value $350 million, 3.75% senior notes due 2022, $250 million, 5.125% senior notes due 2020, and par value $150 million, 6.125% senior notes due 2016, using Level 2 inputs in the fair value hierarchy, was approximately $346.9 million, $275.0 million and $159.2 million, respectively. Fair value is estimated based on current yield rates plus the Company’s estimated credit spread available for financings with similar terms and maturities.

Note 13—Retirement Plans

Defined Benefit Plans

The Company maintains defined benefit retirement plans for certain domestic employees. Benefits are based primarily on years of service and earnings of the employee. The Company recognizes the funded status of its defined benefit plans in the Condensed Consolidated Balance Sheets. The funded status is the difference between the retirement plans’ projected benefit obligation and the fair value of the retirement plans’ assets as of the measurement date.

Components of net periodic benefit cost were as follows:

	Three Months Ended
	March 31,
(in millions)	2015	2014

Service cost	$0.9	$0.9
Interest cost	1.8	2.0
Expected return on plan assets	(2.6)	(2.7)
Amortization of unrecognized loss	1.3	1.0
Net periodic benefit cost	$1.4	$1.2

The Company made no contributions to the pension plans during the three months ended March 31, 2015.  No minimum contributions to the pension plans are required in 2015.  In light of the plans’ funded status, the Company does not expect to make discretionary contributions to its other pension plans in 2015.

During 2015, the Company expects to pay approximately $1.0 million in participant benefits under the non-funded executive supplemental and director plans.

Defined Contribution Plans

The Company maintains defined contribution plans covering a significant portion of its domestic employees. Expenses for the plans were $3.6 million and $2.3 million for the three months ended March 31, 2015 and 2014, respectively.

Employee Stock Ownership Plan

The Company sponsors an employee stock ownership plan (“ESOP”) as part of one of its existing savings plans. Costs for the ESOP are included in the defined contribution plan noted above. The ESOP is available to eligible domestic employees and includes a match of contributions made by plan participants to the savings plan up to a maximum of 4.0% of a participant’s eligible compensation, divided between cash and an employee-directed election of the Company’s common stock, not to exceed 50% of the total match.  Participants are not allowed to direct savings plan contributions to an investment in the Company’s common stock. Total shares held by the ESOP were 1.4 million and 1.4 million at March 31, 2015 and December 31, 2014, respectively.

Note 14— Deferred Revenue and Extended Product Warranties

Deferred revenue consists primarily of unearned revenue related to separately priced extended warranty contracts on sales of certain products, the most significant being those offered on its installed roofing systems within the Construction Materials segment.

Roofing Systems Deferred Revenue

The amount of net sales recognized related to extended product warranties covering roofing systems was $4.5 million and $4.2 million for the three months ended March 31, 2015 and 2014, respectively.  Deferred revenue recorded in the Condensed Consolidated Balance Sheets includes the following related to roofing systems extended product warranty contracts:

	March 31,	December 31,
(in millions)	2015	2014
Deferred revenue
Current	$17.5	$17.5
Long-term	151.1	150.7
Deferred revenue liability	$168.6	$168.2

Expected costs of services to be performed under extended product warranty contracts are actuarially determined.  Any expected costs in excess of deferred revenue are recognized within Accrued expenses.

Other Deferred Revenue

Other deferred revenue recognized in the Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, mainly related to contracts on brake pads, was as follows:

	March 31,	December 31,
(in millions)	2015	2014
Deferred revenue
Current	$0.4	$0.4
Long-term	0.3	0.4
Deferred revenue liability	$0.7	$0.8

Note 15—Standard Product Warranties

The Company offers various warranty programs on its products included in the price of its products, primarily certain installed roofing systems, braking products, high-performance cables and assemblies, and foodservice equipment.  The Company’s liability for such warranty programs is included in Accrued expenses.  The change in the Company’s product warranty liabilities for the three months ended March 31, 2015 and 2014 was as follows:

(in millions)	2015	2014
Balance at January 1	$15.2	$14.3
Current year provision	4.0	3.5
Current year claims	(4.5)	(4.2)
Balance at March 31	$14.7	$13.6

Note 16—Other Long-Term Liabilities

The components of Other long-term liabilities were as follows:

	March 31,	December 31,
(in millions)	2015	2014
Deferred taxes and other tax liabilities	$193.4	$195.4
Pension and other post-retirement obligations	24.9	24.8
Long-term workers compensation	14.2	15.7
Deferred compensation	16.0	14.0
Other	10.5	10.7
Other long-term liabilities	$259.0	$260.6

Note 17—Accumulated Other Comprehensive Income (Loss)

The changes in Accumulated other comprehensive income (loss) by component for the three months ended March 31, 2015 were as follows:

	Accrued	Foreign
	post-retirement	currency	Hedging
(in millions)	benefit liability(1)	translation	activities(2)	Total

Balance at December 31, 2014	$(32.0)	$(30.4)	$0.6	$(61.8)
Other comprehensive loss before reclassifications	—	(20.7)	—	(20.7)
Amounts reclassified from accumulated other comprehensive loss	1.3	—	(0.2)	1.1
Income tax expense	(0.5)	—	0.1	(0.4)
Net other comprehensive loss	0.8	(20.7)	(0.1)	(20.0)

Balance at March 31, 2015	$(31.2)	$(51.1)	$0.5	$(81.8)

The changes in Accumulated other comprehensive income (loss) by component for the three months ended March 31, 2014 were as follows:

	Accrued	Foreign
	post-retirement	currency	Hedging
(in millions)	benefit liability(1)	translation	activities(2)	Total

Balance at December 31, 2013	$(28.2)	$(4.3)	$1.0	$(31.5)
Other comprehensive income before reclassifications	—	3.0	(0.2)	2.8
Amounts reclassified from accumulated other comprehensive loss	1.0	—	—	1.0
Income tax expense	(0.4)	—	0.1	(0.3)
Net other comprehensive income (loss)	0.6	3.0	(0.1)	3.5

Balance at March 31, 2014	$(27.6)	$(1.3)	$0.9	$(28.0)

(1)              Current period amounts related to accrued post-retirement benefit liability are for amortization of unrecognized actuarial gains and losses which is included in net periodic benefit cost for pension and other post-retirement welfare plans.  See Note 13.

(2)              Current period amounts related to hedging activities are a reduction to interest expense.  See Note 18 in the Company’s 2014 Annual Report on Form 10-K for more information.

Note 18 — Subsequent Events

On April 1, 2015, Carlisle completed the acquisition of the held separate liquid finishing business of Graco Inc. (“Finishing Brands”) for cash consideration of $590 million, subject to customary working capital adjustments.  The Finishing Brands business had annual sales in 2014 of approximately $275 million and is a global manufacturer and supplier of liquid finishing equipment and systems serving diverse end markets for paints and coatings, including OE automotive, automotive refinishing, aerospace, agriculture, construction, marine, rail and other industrial applications.  The business operates from multiple locations in seven countries with approximately 54% of its sales outside the United States. Finishing Brands manufactures and sells products under the well-known brand names of Binks®, DeVilbiss®, Ransburg® and BGK.  In future periods, Carlisle will report the results of operations of Finishing Brands in a new operating segment named Carlisle Fluid Technologies.

On July 5, 2013, a lawsuit was filed against Hunter Panels, LLC (“Hunter Panels”) and Carlisle Construction Materials Incorporated (“CCM”), subsidiaries of the Company, in the United States District Court for the Western District of Pennsylvania, alleging violations under Title VII of the Civil Rights Act (“Title VII”) and the Pennsylvania Human Relations Act (the “PHRA”).  On April 17, 2015, the jury returned a verdict in the lawsuit against Hunter Panels and CCM with $920,000 in compensatory and other damages and $12,500,000 in punitive damages.  Since Title VII contains a statutory cap for combined compensatory and punitive damages and no punitive damages are allowable under the PHRA, the Company intends to file a motion with the court to amend the verdict accordingly and expects that the amount of damages ultimately awarded to the plaintiff will be less than $1,000,000, of which the Company is partially reserved.

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

We use the Carlisle Operating System (‘‘COS’’), a manufacturing structure and strategy deployment system based on lean enterprise and six sigma principles, to drive operational improvements. COS is a continuous improvement process that defines the way we do business. Waste is eliminated and efficiencies improved enterprise wide, allowing us to increase overall profitability. Improvements are not limited to production areas, as COS is also driving improvements in new product innovation, engineering, supply chain management, warranty, and product rationalization. COS has created a culture of continuous improvement across all aspects of the Company’s business operations.

We have a long-standing acquisition strategy. Traditionally, we have focused on acquiring new businesses that can be added to existing operations, or ‘‘bolt-ons.” In addition, we consider acquiring new businesses that can operate independently from other Carlisle companies. Factors we consider in making an acquisition include consolidation opportunities, technology, customer dispersion, operating capabilities, and growth potential.

On April 1, 2015, we purchased the liquid finishing brands business (“Finishing Brands”) from Graco Inc. for $590 million using cash on hand.  Following the acquisition, the results for Finishing Brands, with annual sales of approximately $275 million, will be reported as a new Carlisle segment, Carlisle Fluid Technologies (“CFT” or the “Fluid Technologies segment”).  The Fluid Technologies segment specializes in the manufacture and distribution of liquid finishing equipment and systems serving diverse end markets for paints and coatings.   The Fluid Technologies segment is expected to be accretive to net earnings beginning in the third quarter of 2015.

For a more in-depth discussion of the results discussed in this “Executive Overview”, please refer to the discussion on “Financial Reporting Segments” presented later in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Net sales increased 9.1% in the first quarter of 2015 to $709.3 million, compared to $650.4 million for the prior year period.  For the first quarter of 2015, organic sales (defined as net sales excluding sales from acquisition and divestitures within the last twelve months, as well as the impact of changes in foreign exchange rates) grew by 7.4%, primarily reflecting organic net sales growth at Construction Materials and Interconnect Technologies on higher demand in the commercial roofing and commercial aerospace markets, respectively.  Net sales volume declined in the Brake & Friction and Foodservice Products segments in the first quarter 2015.  The acquisition of LHi Technology (“LHi”), reported in the Interconnect Technologies segment, contributed 3.9% to net sales in the first quarter.  During the first quarter of 2015, fluctuations in foreign currency exchange rates reduced net sales by 2.2% versus the prior year, primarily impacting the Construction Materials and Brake & Friction segments.

For the first quarter of 2015, EBIT (earnings before interest and income taxes) increased 5.4% primarily reflecting contribution from higher sales volume at Construction Materials and Interconnect Technologies and savings from COS, partially offset by unfavorable changes in mix, lower performance by Foodservice Products and the negative impact of foreign exchange fluctuations. Income from continuing operations, net of tax, of $39.5 million increased 8.2% in the first quarter of 2015, from income of $36.5 million in the first quarter of 2014 on higher EBIT in 2015 and a lower effective tax rate in 2015 versus 2014.

For the full year 2015, we expect mid-to-high single digit percent organic net sales growth.  Organic net sales growth in 2015 is anticipated to be primarily driven by increased sales volume on higher demand for commercial roofing at Construction Materials and organic sales growth at Interconnect Technologies.  We expect EBIT and EBIT margin improvement versus 2014 from our organic sales growth and favorable raw material conditions for Construction Materials.  For the full year 2015, excluding the Finishing Brands acquisition, the impact of the stronger U.S. dollar is expected to reduce our sales by approximately 2% versus the prior year and negatively impact EBIT by approximately $12 million, based on foreign exchange rates as of March 31, 2015.

The acquisitions of LHi and the Finishing Brands business are expected to be accretive to our net earnings in 2015, both of these strategic acquisitions are expected to provide further growth and margin expansion to Carlisle due to the growth prospects for each of their respective markets and the highly-engineered content of their product offerings.

Net Sales

	Three Months Ended March 31,			Acquisition	Volume	Price	Exchange
(in millions)	2015	2014	Change	Effect	Effect	Effect	Rate Effect

Net Sales	$709.3	$650.4	9.1%	3.9%	8.2%	(0.8)%	(2.2)%

For the first quarter of 2015, organic sales increased 7.4% primarily reflecting 8.2% net sales volume growth at Construction Materials and Interconnect Technologies on increased demand for commercial roofing and aerospace, respectively.  Sales volume at Brake & Friction and Foodservice Products both declined in the first quarter 2015 versus the prior year.  Net sales volume growth was partially offset by 0.8% lower selling price primarily at Interconnect Technologies.  The LHi acquisition in the Interconnect Technologies segment contributed $25.4 million to sales in the first quarter.  The negative 2.2% impact from fluctuations in foreign exchange was primarily attributable to the weaker Euro and Canadian dollar versus the U.S. dollar impacting the Construction Materials segment and the weaker Euro and British pound versus the U.S. dollar impacting the Brake & Friction segment.

We have a long-term goal of achieving 30% of total net sales from outside the United States.  Total sales to customers located outside the United States increased 13% from $176.6 million in the first quarter of 2014, or 27.2% of net sales, to $199.0 million in the first quarter of 2015, or 28.1% of net sales. The increase in global sales was driven by an increase of sales by Construction Materials into Canada, growth in organic net sales into Asia and Europe by Interconnect Technologies and contribution from the acquisition of LHi reported in Interconnect Technologies of $5.3 million.   These increases were partially offset by lower net sales outside the United States by Brake & Friction and Foodservice Products versus the prior year.

Gross Margin

	Three Months Ended March 31,
(in millions)	2015	2014	Change

Gross profit	$173.0	$162.1	6.7%
Gross margin	24.4%	24.9%

For the first quarter of 2015, gross margin (gross profit expressed as a percentage of net sales) decreased 50 basis points versus the prior year period due to higher costs of goods sold resulting from the utilization of year-end inventory at Foodservice Products, the negative impact of foreign exchange fluctuations and negative sales mix changes.  These negative impacts were partially offset by lower per unit costs from higher capacity utilization, reduction in material usage and labor costs driven by COS, lower raw material costs net of selling price decreases, and the non-recurrence from the prior year of $1.8 million in plant startup costs at Construction Materials.

Selling and Administrative Expenses

	Three Months Ended March 31,
(in millions)	2015	2014	Change

Selling & Administrative	$98.1	$92.2	6.4%
As a percentage of net sales	13.8%	14.2%

Selling and administrative expense as a percentage of net sales declined 40 basis points to 13.8% as a result of expense reductions at Brake & Friction and Foodservice Products.  The $5.9 million increase in selling and administrative expenses in the first quarter of 2015 included $3.1 million of expenses from LHi operations.  Selling and administrative expenses also increased from higher selling expense at Interconnect Technologies connected with higher sales and increased Corporate expenses.  These increased expenses were partially offset by lower selling and administrative expense costs at Brake & Friction and Foodservice Products on lower sales volume and cost reduction efforts.

Research and Development Expenses

	Three Months Ended March 31,
(in millions)	2015	2014	Change

Research and Development	$8.8	$8.0	10.0%
As a percentage of net sales	1.2%	1.2%

The increase in research and development expenses during the three months ended March 31, 2015 reflected increased activities related to new product development.

Other Income, net

	Three Months Ended March 31,
(in millions)	2015	2014	Change
Other income, net	$(0.3)	$(1.1)	72.7%
As a percentage of net sales	—%	(0.2)%

Other income, net in the three months ended March 31, 2015 primarily reflects net gains from foreign exchange transactions.  Other income, net in the three months ended March 31, 2014 primarily reflects receipt of final settlement proceeds at Interconnect Technologies of $0.9 million related to the Thermax acquisition.

EBIT (Earnings Before Interest and Taxes)

	Three Months Ended March 31,
(in millions)	2015	2014	Change

EBIT	$66.4	$63.0	5.4%

EBIT Margin	9.4%	9.7%

EBIT growth from the first quarter of 2014 to the first quarter of 2015 was primarily attributable to contribution from higher sales volume at Construction Materials and Interconnect Technologies, contribution from the LHi acquisition in Interconnect Technologies of $2.1 million, reduction in material usage and labor costs driven by COS and lower raw material costs net of selling price decreases.  These positive impacts were partially offset by the higher cost of goods sold from the usage of year-end inventory primarily at Foodservice Products, the impact of negative changes in sales mix and the negative impact of foreign exchange fluctuations.

Our EBIT margin declined 30 basis points to 9.4% in the first quarter 2015 primarily due to higher costs of goods sold from the usage of year-end inventory, and negative changes in sales mix.

Interest Expense

	Three Months Ended March 31,
(in millions)	2015	2014	Change

Interest expense	$8.7	$8.3
Interest income	(0.3)	(0.3)
Interest Expense, net	$8.4	$8.0	5.0%

The increase in net interest expense in the first quarter 2015 versus the prior year primarily reflects a reduction in interest capitalized into property, plant and equipment in 2015 versus 2014.

Income Taxes

	Three Months Ended March 31,
(in millions)	2015	2014	Change

Income tax expense	$18.5	$18.5	—%
Effective tax rate	31.9%	33.6%

The Company’s 2015 year to date provision for income taxes includes tax on ordinary earnings at an anticipated rate of approximately 33%. The 31.9% effective rate for the first quarter of 2015 also includes current quarter discrete tax benefits of $0.8 million.

The Company’s first quarter 2014 effective tax rate of 33.6% reflected discrete tax expense of $0.4 million.

The Company expects its full year effective tax rate, including the estimated net earnings contribution from the Fluid Technologies segment, will be approximately 33%.

Income from Continuing Operations

	Three Months Ended March 31,
(in millions)	2015	2014	Change

Income from continuing operations, net of tax	$39.5	$36.5	8.2%

EPS
Basic	$0.60	$0.57
Diluted	0.59	0.56

Income from continuing operations increased 8.2% in the first quarter of 2015 versus the prior year primarily due to higher EBIT and a lower effective tax rate in the first quarter of 2015 versus 2014.

	Three Months Ended March 31,
(in millions)	2015	2014

Loss from discontinued operations	$(0.2)	$(1.1)
Tax benefit	(0.1)	(0.4)
	$(0.1)	$(0.7)

EPS
Basic	$—	$(0.01)
Diluted	—	(0.01)

Loss from Discontinued Operations for the three months ended March 31, 2014 primarily reflects the after-tax loss of $1.0 million on the finalization of the working capital adjustment related to the sale of the transportation products business.

Net Income

	Three Months Ended March 31,
(in millions)	2015	2014	Change

Net Income	$39.4	$35.8	10.1%

EPS
Basic	$0.60	$0.56
Diluted	0.59	0.55

The increase in Net income during the first quarter of 2015 versus the prior comparative period was primarily attributable to higher income from continuing operations in 2015 versus 2014 as well as the loss from discontinued operations in 2014 that did not recur in 2015.

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

On April 1, 2015, the Company purchased from Graco Inc. and its subsidiary Finishing Brands Holdings, Inc. their held separate liquid finishing business (“Finishing Brands”) for $590 million in cash. Prior to our acquisition, the Finishing Brands business was acquired by Graco in April 2012, as part of its purchase of the liquid and powder finishing businesses of Illinois Tool Works.  The Finishing Brands business was held separate from Graco’s other businesses pursuant to an order of the U.S. Federal Trade Commission (“FTC”).  The purchase consideration for the acquisition is subject to final working capital adjustments.

With annual sales of approximately $275 million, Finishing Brands is a global manufacturer and supplier of liquid finishing equipment and systems serving diverse end markets for paints and coatings, including OE automotive, automotive refinishing, aerospace, agriculture, construction, marine, rail and other industrial applications. The business operates from multiple locations in seven countries with approximately 54% of its sales outside the United States.  Finishing Brands manufactures and sells products under the well-known brand names of Binks®, DeVilbiss®, Ransburg® and BGK.  The transaction is expected to be accretive to our net earnings in the second half of 2015.  Carlisle will report results for the Finishing Brands business as a separate operating segment named Carlisle Fluid Technologies.

On October 1, 2014, the Company completed the acquisition of LHi for $194.0 million, utilizing cash on hand.  LHi’s manufacturing operations are located in Shenzhen, China.  With annual sales of approximately $100 million, LHi provides world-class medical device manufacturers with interconnect components used for patient monitoring, electrosurgery, diagnostic imaging and surgical instrumentation.  Results of LHi’s operations are reported within the Interconnect Technologies segment.  The acquisition of LHi complements Interconnect Technologies’ existing medical cabling product offerings, adds global presence, and provides further end market diversification within the Interconnect Technologies segment.  The preliminary amount of goodwill recorded related to the acquisition of LHi was approximately $111.7 million.

Carlisle Construction Materials (“CCM”)

	Three Months Ended March 31,
			Change	Change
(in millions)	2015	2014	$	%

Net Sales	$371.3	$347.4	$23.9	6.9%
EBIT	$36.7	$31.9	$4.8	15.0%
EBIT Margin	9.9%	9.2%

CCM’s net sales growth during the first quarter of 2015 versus the prior year period reflected organic net sales growth of 9.3%, partially offset by a 2.4% negative impact from fluctuations in foreign exchange.  CCM’s organic net sales growth was primarily driven by higher demand for commercial new construction in the United States and higher sales into Canada.  CCM’s domestic net sales growth was negatively impacted by harsh winter weather conditions. CCM’s net sales into Europe were relatively flat to the prior year, exclusive of the impact of foreign exchange. CCM’s 2.4% negative impact on net sales from fluctuations in foreign exchange was primarily attributable to the weaker Euro and Canadian dollar versus the U.S. dollar.

CCM’s EBIT grew 15% in the first quarter 2015 on contribution from higher net sales volume.  CCM’s EBIT margin improved 70 basis points versus the prior year period to 9.9%, reflecting lower per unit costs resulting from higher capacity utilization, lower raw material costs, savings from COS and the non-recurrence of $1.8 million in plant startup expense from the first quarter of 2014.  CCM’s raw material costs were lower than the prior year primarily due to lower input costs correlated to the decline in crude oil pricing.  These positive impacts were partially offset by unfavorable changes in mix and a $1.6 million negative impact of foreign exchange fluctuations related to the U.S. dollar versus the Canadian dollar and versus the Euro.

CCM’s net sales growth in 2015 is expected to be in the high-single digit percent range based upon continued growing demand for commercial construction in the United States as well as increased enforcement of building codes related to energy efficiency driving demand for commercial insulation products. CCM is well positioned to meet expected market demand in North America due to investments made between 2012 and 2014 in new or replacements plants in Puyallup, WA, Montgomery, NY, Greenville, IL, and Carlisle, PA, to service demand for polyiso, PVC (polyvinyl chloride) and TPO (thermoplastic polyolefin) commercial product lines.  Sales growth in Europe, which represents less than 10% of CCM’s total net sales, is expected to be modest in the near term due to continued economic weakness in the European region and the impact of foreign exchange.

CCM’s EBIT margin is expected to improve in 2015 due to sales volume growth, lower raw material costs in the near term due to lower crude oil pricing, and the non-recurrence of $9.0 million in plant startup costs incurred in 2014. These positive impacts are expected to be partially offset by the negative impact of foreign exchange fluctuations versus the prior year on CCM’s net sales into Canada and the translated results of its operations in Europe.

CCM’s net sales and EBIT are generally higher in the second and third quarters of the year due to increased construction activity during these periods.  CCM’s commercial roofing business is comprised of approximately 70% of net sales from reroofing, which derives demand from a large base of installed roofs requiring replacement in a given year, and 30% from roofing for new commercial construction.  Budget constraints at local and federal government levels could have a negative impact on growth rates in the market for institutional construction.  Growth in demand in the commercial construction market can be negatively impacted by changes in fiscal policy and increases in interest rates.

While market conditions in the commercial roofing market have improved, maintaining current selling price levels or implementing selling price increases has been challenging and subject to significant price competition. Particularly within its polyiso product line, CCM has been challenged in recovering selling price for historically higher raw material costs, increased freight expense and other higher product costs.  Recent declines in crude oil and other feedstock costs is expected to reduce CCM’s raw material costs in the near term; however, CCM’s ability to obtain incremental EBIT margin from lower costs is dependent upon selling price competition within the commercial roofing market.

Carlisle Interconnect Technologies (“CIT”)

	Three Months Ended March 31,
			Change	Change
(in millions)	2015	2014	$	%

Net Sales	$194.4	$150.9	$43.5	28.8%
EBIT	$34.5	$30.7	$3.8	12.4%
EBIT Margin	17.7%	20.3%

CIT’s net sales during the first quarter of 2015 grew 29% reflecting organic growth of 12% and acquisition growth of 17%.  CIT’s organic net sales growth primarily reflected 14% higher sales volume offset by 2% lower selling price.  Net sales in CIT’s aerospace market were up 12%, driven by strong demand for in-flight entertainment and connectivity applications (“IFEC”) and increased net sales volume for Boeing and Airbus aircraft programs.  These positive impacts were partially offset by lower selling price primarily reflecting contractual price reductions under Boeing’s Accelerated Opportunity Capture (“AOC”) program.   Net sales into the military market grew 12% on new defense program applications.  Net sales into the test and measurement market grew 53%.  Net sales into the industrial market declined by 8% versus the prior year.  The acquisition of LHi contributed $25.4 million in net sales in the first quarter of 2015.

CIT’s EBIT grew 12% in the first quarter 2015 on contribution from higher sales volume and $2.1 million in EBIT contribution from the acquisition from LHi.  The 260 basis point decrease in CIT’s EBIT margin in the first quarter was primarily attributable to the dilutive impact of the LHi acquisition on margin, contractual selling price reductions and the non-recurrence of a gain recognized in Other income in the first quarter 2014 of $0.9 million for proceeds received in the final settlement of the Thermax acquisition. These negative impacts were partially offset by lower per unit costs resulting from higher capacity utilization and savings from COS.

During 2014, CIT began construction on a new 216,000 sq. ft. manufacturing facility in Nogales, Mexico, to meet growing demand for its aerospace applications and to support growth in its medical applications.  The total cost of CIT’s new facility is expected to be $24 million, of which $21.3 million was spent through the first quarter of 2015.  The project is expected to be completed in the second quarter of 2015.  Shipment of finished product from Nogales, Mexico, began in the first quarter 2015.  CIT incurred $0.3 million in plant relocation costs during the first quarter 2015.  CIT will incur an estimated $0.5 million in expense in 2015 related to the Nogales relocation.

The outlook for CIT in the commercial aerospace market remains favorable with a strong delivery cycle for new wide body aircraft expected over the next several years.  Both Airbus and Boeing forecast growing demand for aircraft delivery over this time period. The outlook for the market for IFEC applications also remains positive on increasing demand for on board connectivity applications used in both installed aircraft seating and for personal mobile devices.  One of CIT’s customers, for which it supplies IFEC applications, comprises approximately 19% of CIT’s total sales.  CIT’s sales volume growth in the aerospace market in future periods is expected to be partially offset by contractual price reductions negotiated as part of Boeing’s AOC program.  CIT’s net sales growth outlook for the aerospace market in 2015, net of selling price reductions, is expected to be in the mid-single digit percent range.

The outlook for cabling and interconnect applications in the medical technology industry continues to be favorable. With the acquisition of LHi, CIT has added new products, customers and complementary technologies to support its expansion into the growing healthcare technology market as well as to further diversify CIT’s end markets.  The acquisition of LHi, while accretive to net earnings, is expected to be dilutive to CIT’s EBIT margin in 2015 as integration activities continue.

The outlook for CIT’s net sales into the test and measurement market is expected to be positive on new product and customer development. The outlook for CIT’s military applications is expected to be positive based upon new program development; however, growth in this market is subject to government budget limitations.  The outlook for the industrial market, which includes the heavy equipment industry and energy exploration and automotive applications, is expected to remain soft.

Carlisle Brake & Friction (“CBF”)

	Three Months Ended March 31,
			Change	Change
(in millions)	2015	2014	$	%

Net Sales	$86.4	$92.2	$(5.8)	(6.3)%
EBIT	$8.2	$9.2	$(1.0)	(10.9)%
EBIT Margin	9.5%	10.0%

CBF’s net sales decline in the first quarter of 2015 primarily reflected a 5.9% negative impact from foreign exchange fluctuations.  CBF’s organic net sales decreased 0.4% versus the prior year due to lower net sales volume.  CBF’s net sales into the construction and mining markets were relatively flat compared to the prior year.  Net sales into the agriculture market declined by 26% attributed to the global decline in the agriculture market and the negative impact of foreign exchange.

CBF’s EBIT declined 11% and its EBIT margin declined 50 basis points to 9.5% during the first quarter 2015, primarily reflecting the negative impact of foreign exchange fluctuations of approximately $1.0 million, unfavorable mix changes of $0.7 million, and restructuring costs incurred to close its Akron, Ohio, facility of $0.4 million.  A significant portion of CBF’s operating earnings are generated by its subsidiaries in Italy and the United Kingdom, selling and operating in Euros and British pounds, respectively.  The results of these subsidiaries’ operations were negatively impacted by an 18% average reduction in the Euro versus the U.S. dollar and a 9% average reduction in the British pound versus the U.S. dollar in the first quarter 2015 versus the prior year.  Partially offsetting the above mentioned negative impacts were $2.2 million in lower selling, general and administrative costs from cost reduction actions taken by CBF.

The outlook for CBF’s applications in the construction market is modestly positive on higher demand for residential and commercial construction primarily in the U.S.  The outlook for the agriculture market is expected to be weak through 2015 due to lower crop prices and farm income. Demand for mining is expected to remain soft through 2015 due to global pressures, particularly slower growth in China.  For the full year 2015, we expect CBF’s organic net sales growth to be flat to modestly positive reflecting higher net sales in the construction market and from new product initiatives offset by lower demand in the agriculture and mining markets.  The impact of foreign exchange is estimated to have an approximately 5% negative impact to CBF’s full year net sales in 2015 versus the prior year and a negative $3 million impact to its EBIT for 2015, based upon exchange rates as of March 31, 2015.  CBF has taken cost reduction measures to align with its current demand environment and the impact of foreign exchange.  Notwithstanding the impact of foreign exchange, we expect CBF’s EBIT and EBIT margin in 2015 to improve as a result of its cost alignment measures.

Carlisle FoodService Products (“CFSP”)

	Three Months Ended March 31,
			Change	Change
(in millions)	2015	2014	$	%

Net Sales	$57.2	$59.9	$(2.7)	(4.5)%
EBIT	$5.4	$7.1	$(1.7)	(23.9)%
EBIT Margin	9.4%	11.9%

CFSP’s net sales the first quarter of 2015 declined 4.5% primarily due to lower sales of healthcare equipment.  Net sales to the healthcare market declined by 12% primarily due to the non-recurrence of larger orders for retherm equipment for a new account that occurred in the first quarter of 2014.  Net sales to the foodservice market declined by 2%, primarily due to lower international sales.  Net sales to the domestic foodservice market were relatively flat to the prior year.  Net sales to the janitorial/sanitation market grew by 3%.

CFSP’s EBIT declined 24% and its EBIT margin declined 250 basis points to 9.4% in the first quarter 2015, primarily due to higher per unit costs resulting from lower capacity utilization and the impact of higher cost of goods sold from the sale of inventory that was produced during the fourth quarter of 2014.  This negative impact was partially offset by lower selling, general and administrative expense of $2.0 million in the first quarter 2015 versus the prior year.

The outlook for CFSP’s markets for the remainder of 2015 is for low single digit growth reflecting industry growth rates in the foodservice and healthcare markets.  CFSP’s EBIT margin in the remainder of 2015 is expected to improve from the first quarter of 2015 as a result of the recognition of cost of goods sold in the first quarter of 2015 of inventory produced in the fourth quarter of 2014 that is not expected to recur in future periods.

Corporate

	Three Months Ended March 31,
			Change
(in millions)	2015	2014	%

Corporate expenses	$18.4	$15.9	15.7%

As a percentage of net sales	2.6%	2.4%

Corporate expenses are largely comprised of compensation, benefits, and travel expense for the corporate office staff, business development costs, and certain compliance costs not allocated to the segments. Corporate expense also includes certain gains and losses related to employee benefit obligations that are not allocated to the segments such as pension and post-employment benefit obligation settlements and curtailment charges as well as gains and losses associated with workers’ compensation obligations.

Corporate expenses increased 15.7% in the first quarter 2015 from the prior year primarily due to higher staffing and employee benefit costs as well as expenses connected with the acquisition of the Finishing Brands business.

Liquidity and Capital Resources

We maintain liquidity sources primarily consisting of cash and cash equivalents and our unused committed credit facility.  As of March 31, 2015, we had $744.4 million of cash on hand, of which $220.3 million was located in wholly-owned subsidiaries of the Company outside the United States.  On April 1, 2015, we used $445 million of our cash in the United States and $145 million of our cash held outside the United States to acquire the Finishing Brands business from Graco Inc.  Of our remaining cash, cash held by subsidiaries outside the United States is held in U.S. dollars or in the currency of the country in which it is located.  It is our intention to use cash held outside the United States to fund the operating activities of our foreign subsidiaries, to make further investments in our foreign operations and to invest in additional growth opportunities for the Company through acquisitions.  Cash outside the United States is generally held in deposit accounts with banking institutions that are parties to our credit facility. The majority of these accounts are at bank subsidiaries that are owned by U.S. corporate banks.  Repatriation of cash held by foreign subsidiaries may require the accrual and payment of taxes in the United States, however, consistent with our unremitted earnings, we consider such related cash to be permanently reinvested in our foreign operations and our current plans do not demonstrate a need, nor do we plan, to repatriate such cash to fund U.S. operations and financing activities.  We plan to continue to invest in our international business and potential acquisitions to achieve our stated goal of 30% of net sales outside of the United States.

In addition, cash held by subsidiaries in China is subject to local laws and regulations that require government approval for conversion of such cash to and from U.S. dollars as well as for transfer of such cash to entities that are outside of China.  As of March 31, 2015, we had cash and cash equivalents of $33.2 million located in wholly owned subsidiaries of the Company within China.

Sources and Uses of Cash and Cash Equivalents

	Three Months Ended March 31,
(in millions)	2015	2014
Net cash provided by operating activities	$49.5	$51.3
Net cash used in investing activities	(19.0)	(23.1)
Net cash used in financing activities	(16.4)	(3.0)
Effect of foreign currency exchange rate changes on cash	(0.5)	—
Change in cash and cash equivalents	$13.6	$25.2

The Company had net cash provided by operating activities of $49.5 million for the three months ended March 31, 2015 compared to cash provided of $51.3 million in the prior year.  Cash used for working capital and other assets and liabilities of $18.1 million for the three months ending March 31, 2015 was similar to cash used of $17.5 million for the three months ending March 31, 2014 on higher organic sales growth in the first quarter of 2015 versus the first quarter of 2014.

We view the ratio of our average working capital balances (defined as the average of the quarter end balances of receivables, plus inventory less accounts payable) as a percentage of annualized sales (defined as year-to-date net sales calculated on an annualized basis) as an important measure of our ability to effectively manage our cash requirements in relation to changes in sales activity.  For the three months ending March 31, 2015, average working capital as a percentage of annualized sales increased to 20.4%, from 19.7% during the same prior year period.  The increase reflected higher inventory in 2015 versus the prior year due to higher expected demand as well as a reduction in Days Payable Outstanding (DPO) versus the prior year.

Cash used in investing activities of $19.0 million for the three months ended March 31, 2015 was $4.1 million lower than cash used in investing activities for the three months ended March 31, 2014. The difference was primarily attributable to $5.0 million lower usage of cash for capital expenditures in the three months ended March 31, 2015 compared to the three months ended March 31, 2014. We expect our full year capital expenditures will be approximately $100 million.

Cash used in financing activities for the three month period ended March 31, 2015 primarily reflects cash used for the payment of dividends and open market share repurchases, offset by increased cash from issuances of treasury shares related to stock option activity. Starting in the first quarter 2015, the Company began its systematic share repurchase program as part of its plan to return capital to shareholders. The Company purchased 95,200 shares during the first quarter 2015.

Debt Instruments and Covenants

At March 31, 2015, we had all of our $600 million revolving credit facility available. We did not incur any borrowings under the revolving credit facility during the three months ended March 31, 2015.  We also maintain a $45 million uncommitted line of credit, of which $45 million was available at March 31, 2015.

We have senior unsecured notes outstanding of $150 million due 2016 (at a stated interest rate of 6.125%), $250 million due 2020 (at a stated interest rate of 5.125%) and $350 million due 2022 (at a stated interest rate of 3.75%) that are rated BBB by Standard & Poor’s and Baa2 by Moody’s.  We view our debt to capital ratio (defined as short-term debt plus long-term debt divided by the sum of total Shareholders’ equity, long-term debt and short-term debt) as an important indicator of our ability to utilize debt in financing acquisitions. As of March 31, 2015, our debt to capital ratio was 25%.

Under the Company’s various debt and credit facilities, the Company is required to meet various restrictive covenants and limitations, including limitations on leverage ratios, interest coverage and limits on outstanding debt balances held by certain subsidiaries. The Company was in compliance with all covenants and limitations as of March 31, 2015 and December 31, 2014.

New Accounting Standards Not Yet Effective

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

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally use words such as “expect,” “foresee,” “anticipate,” “believe,” “project,” “should,” “estimate,” “will,” “plans,” “forecast” and similar expressions, and reflect our expectations concerning the future.  Such statements are made based on known events and circumstances at the time of publication, and as such, are subject in the future to unforeseen risks and uncertainties. It is possible that our future performance may differ materially from current expectations expressed in these forward-looking statements, due to a variety of factors such as: increasing price and product/service competition by foreign and domestic competitors, including new entrants; technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; our mix of products/services; increases in raw material costs which cannot be recovered in product pricing; domestic and foreign governmental and public policy changes including environmental and industry regulations; threats associated with and efforts to combat terrorism; protection and validity of patent and other intellectual property rights; the successful integration and identification of our strategic acquisitions; the cyclical nature of our businesses; and the outcome of pending and future litigation and governmental proceedings. In addition, such statements could be affected by general industry and market conditions and growth rates, the condition of the financial and credit markets, and general domestic and international economic conditions including interest rate and currency exchange rate fluctuations. Further, any conflict in the international arena may adversely affect general market conditions and our future performance. We undertake no duty to update forward-looking statements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes in the Company’s market risk for the period ended March 31, 2015. For additional information, refer to Item 7A of the Company’s 2014 Annual Report on Form 10-K.

Item 4. Controls and Procedures

(a) Under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation and as of March 31, 2015, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective.

(b) There were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

Litigation

Over the years, the Company has been named as a defendant, along with numerous other defendants, in lawsuits in various state courts in which plaintiffs have alleged injury due to exposure to asbestos-containing brakes, which Carlisle manufactured in limited amounts between the late-1940s and the mid-1980s.  In addition to compensatory awards, these lawsuits may also seek punitive damages.

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

Item 1A. Risk Factors

During the three months ended March 31, 2015, there were no material changes to the risk factors disclosed in “PART I—Item 1A. Risk Factors” of the Company’s 2014 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the repurchase of common stock during the three months ended March 31, 2015:

Period	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 2015	64,167	$90.24	—	3,014,157
February 2015	27,589	$93.96	27,000	2,987,157
March 2015	68,200	$92.13	68,200	2,918,957
Total	159,956		95,200

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

(2)  The Company may also reacquire shares outside of the repurchase program from time to time in connection with the forfeiture of shares in satisfaction of tax withholding obligations from the vesting of share-based compensation.  In January and February, 64,167 and 589 shares, respectively, were reacquired in transactions outside the repurchase program.

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

April 23, 2015
	By:	/s/ Steven J. Ford
	Name:	Steven J. Ford
	Title:	Vice President and Chief Financial Officer