Form 10-Q
period 2015-06-30
CARLISLE COMPANIES INC
filed 2015-07-23
CIK 790051

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

Shares of common stock outstanding at July 20, 2015: 65,228,723

Item 1. Financial Statements

Carlisle Companies Incorporated

Unaudited Condensed Consolidated Statements of Earnings and Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions except share and per share amounts)	2015	2014	2015	2014

Net sales	$984.6	$859.5	$1,693.9	$1,509.9

Cost of goods sold	699.2	634.9	1,235.5	1,123.3
Selling and administrative expenses	125.6	95.4	223.7	187.6
Research and development expenses	10.9	8.5	19.7	16.4
Other expense (income), net	0.9	(1.6)	0.6	(2.7)

Earnings before interest and income taxes	148.0	122.3	214.4	185.3

Interest expense, net	8.5	8.0	16.9	16.0
Earnings before income taxes from continuing operations	139.5	114.3	197.5	169.3

Income tax expense (Note 6)	44.7	38.6	63.2	57.2
Income from continuing operations	94.8	75.7	134.3	112.1

Discontinued operations
Income (loss) before income taxes	0.2	(0.1)	—	(1.2)
Income tax (benefit) expense	0.1	0.4	—	(0.1)
Income (loss) from discontinued operations	0.1	(0.5)	—	(1.1)
Net income	$94.9	$75.2	$134.3	$111.0

Basic earnings (loss) per share attributable to common shares
Income from continuing operations	$1.45	$1.17	$2.05	$1.73
Loss from discontinued operations	—	(0.01)	—	(0.01)
Basic earnings per share	$1.45	$1.16	$2.05	$1.72

Diluted earnings (loss) per share attributable to common shares
Income from continuing operations	$1.43	$1.15	$2.02	$1.70
Loss from discontinued operations	—	(0.01)	—	(0.01)
Diluted earnings per share	$1.43	$1.14	$2.02	$1.69

Average shares outstanding - in thousands
Basic	65,010	64,100	64,943	63,990
Diluted	66,018	65,441	65,933	65,329

Dividends declared and paid	$16.4	$14.6	$33.1	$28.8
Dividends declared and paid per share	$0.25	$0.22	$0.50	$0.44

Comprehensive Income
Net income	$94.9	$75.2	$134.3	$111.0
Other comprehensive income (loss)
Change in foreign currency translation	12.2	(1.3)	(8.5)	1.7
Change in accrued post-retirement benefit liability, net of tax	0.8	—	1.6	0.6
Loss on hedging activities, net of tax	(0.1)	(0.1)	(0.2)	(0.2)
Other comprehensive income (loss)	12.9	(1.4)	(7.1)	2.1
Comprehensive income	$107.8	$73.8	$127.2	$113.1

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

Carlisle Companies Incorporated

Condensed Consolidated Balance Sheets

	June 30,	December 31,
(in millions except share and per share amounts)	2015	2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$229.2	$730.8
Receivables, net of allowance of $5.9 in 2015 and $4.8 in 2014	636.5	439.2
Inventories (Note 8)	391.9	339.1
Deferred income taxes	35.4	35.4
Prepaid expenses and other current assets	46.4	67.0
Total current assets	1,339.4	1,611.5

Property, plant, and equipment, net of accumulated depreciation of $542.8 in 2015 and $513.7 in 2014 (Note 9)	583.4	547.3

Other assets:
Goodwill, net (Note 10)	1,139.7	964.5
Other intangible assets, net (Note 10)	924.5	611.7
Other long-term assets	26.4	23.7
Total other assets	2,090.6	1,599.9

TOTAL ASSETS	$4,013.4	$3,758.7

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$280.1	$198.0
Accrued expenses	199.8	176.3
Deferred revenue (Note 14)	30.3	17.9
Total current liabilities	510.2	392.2

Long-term liabilities:
Long-term debt (Note 12)	748.5	749.8
Deferred revenue (Note 14)	152.9	151.1
Other long-term liabilities (Note 16)	296.1	260.6
Total long-term liabilities	1,197.5	1,161.5

Shareholders’ equity:
Preferred stock, $1 par value per share. Authorized and unissued 5,000,000 shares	—	—
Common stock, $1 par value per share. Authorized 100,000,000 shares; 78,661,248 shares issued; 65,042,563 outstanding in 2015 and 64,691,059 outstanding in 2014	78.7	78.7
Additional paid-in capital	278.1	247.8
Deferred compensation equity (Note 5)	8.4	6.0
Cost of shares in treasury - 13,391,563 shares in 2015 and 13,723,201 shares in 2014	(226.2)	(200.1)
Accumulated other comprehensive loss (Note 17)	(68.9)	(61.8)
Retained earnings	2,235.6	2,134.4
Total shareholders’ equity	2,305.7	2,205.0

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,013.4	$3,758.7

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

Carlisle Companies Incorporated

Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
(in millions)	2015	2014

Operating activities
Net income	$134.3	$111.0
Reconciliation of net income to cash flows provided by operating activities:
Depreciation	36.0	31.4
Amortization	25.8	18.9
Non-cash compensation, net of tax benefit	(2.4)	7.4
(Gain) loss on sale of property and equipment, net	0.1	(1.9)
Deferred taxes	1.4	1.8
Foreign exchange loss	0.6	0.1
Changes in assets and liabilities, excluding effects of acquisitions and divestitures:
Receivables	(141.7)	(135.2)
Inventories	(13.6)	(30.8)
Prepaid expenses and other assets	7.3	1.4
Accounts payable	41.4	69.2
Accrued expenses and deferred revenues	57.4	(13.3)
Long-term liabilities	2.6	9.0
Other operating activities	(0.4)	1.4
Net cash provided by operating activities	148.8	70.4

Investing activities
Capital expenditures	(33.8)	(63.9)
Acquisitions, net of cash	(577.8)	—
Proceeds from sale of property and equipment	0.1	3.7
Proceeds from sale of business	—	9.7
Net cash used in investing activities	(611.5)	(50.5)

Financing activities
Net change in short-term borrowings and revolving credit lines	(1.4)	—
Repayments of long-term debt	(1.5)	—
Dividends	(33.1)	(28.8)
Proceeds from issuance of treasury shares and stock options	31.3	11.6
Repurchases of common stock	(32.8)	—
Net cash used in financing activities	(37.5)	(17.2)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(1.4)	(0.2)
Change in cash and cash equivalents	(501.6)	2.5
Cash and cash equivalents
Beginning of period	730.8	754.5
End of period	$229.2	$757.0

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

Carlisle Companies Incorporated

Unaudited Consolidated Statement of Shareholders’ Equity

(In millions, except share amounts)

					Accumulated
			Additional	Deferred	Other				Total
	Common Stock		Paid-In	Compensation	Comprehensive	Retained	Shares in Treasury		Shareholders’
	Shares	Amount	Capital	Equity	Income	Earnings	Shares	Cost	Equity
Balance at December 31, 2012	63,127,299	$78.7	$171.4	$0.6	$(35.5)	$1,788.3	15,249,714	$(215.4)	$1,788.1
Net income		—	—	—	—	209.7		—	209.7
Other comprehensive income, net of tax		—	—	—	4.0	—		—	4.0
Cash dividends - $0.84 per share		—	—	—	—	(53.7)		—	(53.7)
Stock based compensation other (1)	531,478	—	29.7	2.4	—	—	(488,233)	5.9	38.0
Balance at December 31, 2013	63,658,777	78.7	201.1	3.0	(31.5)	1,944.3	14,761,481	(209.5)	1,986.1
Net income		—	—	—	—	251.3		—	251.3
Other comprehensive income, net of tax		—	—	—	(30.3)	—		—	(30.3)
Cash dividends - $0.94 per share		—	—	—	—	(61.2)		—	(61.2)
Stock based compensation other (1)	1,032,282	—	46.7	3.0	—	—	(1,038,280)	9.4	59.1
Balance at December 31, 2014	64,691,059	78.7	247.8	6.0	(61.8)	2,134.4	13,723,201	(200.1)	2,205.0
Net income		—	—	—	—	134.3		—	134.3
Other comprehensive income, net of tax		—	—	—	(7.1)	—		—	(7.1)
Cash dividends - $0.50 per share		—	—	—	—	(33.1)		—	(33.1)
Common stock repurchase		—	—	—	—	—	339,700	(32.8)	(32.8)
Stock based compensation other (1)	351,504	—	30.3	2.4	—	—	(671,338)	6.7	39.4
Balance at June 30, 2015	65,042,563	$78.7	$278.1	$8.4	$(68.9)	$2,235.6	13,391,563	$(226.2)	$2,305.7

(1)  Stock based compensation includes stock option activity, net of tax, and restricted share activity

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Carlisle Companies Incorporated (the “Company” or “Carlisle”) in accordance and consistent with the accounting policies stated in the Company’s Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements therein.  The unaudited condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States and, of necessity, include some amounts that are based upon management estimates and judgments.  The unaudited condensed consolidated financial statements include assets, liabilities, net sales, and expenses of all majority-owned subsidiaries.  Carlisle accounts for investments in minority-owned companies where it exercises significant influence, but does not have control, on the equity basis.  Intercompany transactions and balances are eliminated in consolidation.

Note 2—New Accounting Pronouncements

New Accounting Standards Issued But Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”).  ASU 2014-09 outlines a single, comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance issued by the FASB, including industry specific guidance.  ASU 2014-09 provides accounting guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts with customers to provide goods and services.  The guidance also provides a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets, such as property and equipment, including real estate.

ASU 2014-09 is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2017.  The new standard must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach.  The modified retrospective approach requires that the new standard be applied to all new and existing contracts as of the date of adoption, with a cumulative catch-up adjustment recorded to the opening balance of retained earnings at the effective date for existing contracts that still require performance by the entity.  Under the modified retrospective approach, amounts reported prior to the date of adoption will be presented under existing guidance.

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

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  ASU 2015-03 is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2015, and early adoption is permitted. The provisions of ASU 2015-03 are not expected to have a material effect on the Company’s financial condition.

In April 2015, the FASB issued ASU 2015-05, Customer’s Accounting For Fees Paid In A Cloud Computing Arrangement (“ASU 2015-05”), which provides guidance for a customer’s accounting for cloud computing costs. ASU 2015-05 is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2015. The provisions of ASU 2015-05 are not expected to have a material effect on the Company’s financial condition, results of operations, or cash flows.

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

Carlisle Fluid Technologies (“CFT” or the “Fluid Technologies segment”)—the principal products of this segment are industrial finishing equipment and integrated system solutions for spraying, pumping, mixing, metering, and curing of a variety of coatings used in the transportation, general industrial, protective coating, wood, specialty, and auto refinishing markets.

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

Financial information for continuing operations by reportable segment is included in the following summary:

Three Months Ended June 30,	2015		2014
(in millions)	Net Sales	EBIT	Net Sales	EBIT

Carlisle Construction Materials	$577.6	$112.1	$535.6	$81.1
Carlisle Interconnect Technologies	198.3	36.1	162.2	34.1
Carlisle Fluid Technologies	61.7	(1.0)	—	—
Carlisle Brake & Friction	85.0	8.1	97.6	10.8
Carlisle FoodService Products	62.0	7.2	64.1	8.4
Corporate	—	(14.5)	—	(12.1)
Total	$984.6	$148.0	$859.5	$122.3

Six Months Ended June 30,	2015			2014
(in millions)	Net Sales	EBIT	Assets	Net Sales	EBIT	Assets

Carlisle Construction Materials	$948.9	$148.8	$1,042.1	$883.1	$112.9	$1,027.0
Carlisle Interconnect Technologies	392.7	70.6	1,305.5	313.1	64.8	1,042.8
Carlisle Fluid Technologies	61.7	(1.0)	687.4	—	—	—
Carlisle Brake & Friction	171.4	16.3	590.1	189.8	20.0	615.4
Carlisle FoodService Products	119.2	12.6	207.0	123.9	15.4	204.8
Corporate	—	(32.9)	181.3	—	(27.8)	766.9
Total	$1,693.9	$214.4	$4,013.4	$1,509.9	$185.3	$3,656.9

Note 4 — Acquisitions

2015 Acquisition

Finishing Brands

On April 1, 2015, the Company acquired 100% of the Finishing Brands business from Graco Inc. (“Graco”) for net consideration of $598.4 million, consisting of cash consideration of $577.8 million, net of $12.2 million of cash acquired, and a liability of $20.6 million representing the Company’s estimate of additional consideration to be paid to Graco to settle the working capital portion of the acquisition.  The Company funded the cash consideration with cash on hand.  The Company expects to finalize the working capital settlement in the third quarter of 2015.  Finishing Brands is a global manufacturer and supplier of finishing equipment and systems serving diverse end markets for paints and coatings, including OE automotive, automotive refinishing, aerospace, agriculture, construction, marine, rail and other industrial applications. The Company has reported the results of the acquired business as a new reporting segment named Carlisle Fluid Technologies (“CFT”).

CFT contributed net sales of $61.7 million and a loss before interest and taxes of $1.0 million for the period from April 1, 2015 to June 30, 2015. The loss before interest and taxes for the second quarter of 2015 includes $8.6 million ($5.8 million net of tax) of non-recurring incremental cost of goods sold related to measuring inventory at fair value, $3.1 million ($2.1 million net of tax) of amortization expense of customer relationships, $1.3 million ($0.9 million net of tax) of amortization expense of acquired technology, and non-recurring acquisition-related costs primarily related to professional fees.

The Finishing Brands amounts included in the pro forma financial information below are based on the Finishing Brands’ historical results and, therefore, may not be indicative of the actual results if operated by Carlisle.  The pro forma adjustments represent management’s best estimates based on information available at the time the pro forma information was prepared and may differ from the adjustments that may actually have been required.  Accordingly, pro forma information should not be relied upon as being indicative of the historical results that would have been realized had the acquisition occurred as of the date indicated or that may be achieved in the future.

The unaudited combined pro forma financial information presented below includes Net sales and Income from continuing operations, net of tax, of the Company as if the business combination had occurred on January 1, 2014 based on the preliminary purchase price allocation presented below:

	Pro Forma		Pro Forma
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014

Net sales	$984.6	$926.5	$1,755.1	$1,644.6
Income from continuing operations	102.0	81.8	148.2	117.1

The pro forma financial information reflects adjustments to Finishing Brands’ historical financial information to apply the Company’s accounting policies and to reflect the additional depreciation and amortization related to the preliminary fair value adjustments of the acquired net assets, together with the associated tax effects. Also, the pro forma financial information reflects the non-recurring costs of goods sold related to the fair valuation of inventory and acquisition-related costs described above as if they occurred in the first quarter of 2014.

The following table summarizes the consideration transferred to acquire Finishing Brands and the preliminary allocation among the assets acquired and liabilities assumed.  The acquisition has been accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combinations, which requires that consideration be allocated to the acquired assets and liabilities based upon their acquisition date fair values with the remainder allocated to goodwill.

Preliminary Allocation
As of
(in millions)	4/1/2015
Total cash consideration transferred and payable	$610.6

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash and cash equivalents	$12.2
Receivables	57.3
Inventories	40.9
Prepaid expenses and other current assets	6.4
Property, plant, and equipment	41.0
Definite-lived intangible assets	216.0
Indefinite-lived intangible assets	125.0
Deferred income tax assets	1.9
Other non-current assets	3.8
Line of credit	(1.4)
Accounts payable	(16.3)
Income tax payable	(1.9)
Accrued expenses	(15.6)
Deferred income tax liabilities	(28.8)
Other non-current liabilities	(5.6)

Total identifiable net assets	434.9

Goodwill	$175.7

The goodwill recognized in the acquisition of Finishing Brands is attributable to the experienced workforce of Finishing Brands, the expected operational improvements through implementation of the Carlisle Operating System, opportunities for geographic and product line expansions in addition to supply chain efficiencies and other administrative opportunities, and the significant strategic value of the business to Carlisle.  The Company acquired $61.2 million of gross contractual accounts receivable, of which $1.5 million is not expected to be collected.  Goodwill of $131.4 million is tax deductible, primarily in the United States.  All of the goodwill was assigned to the Fluid Technologies reporting unit which aligns with the reportable segment.  Indefinite-lived intangible assets of $125.0 million represent acquired trade names.  The $216.0 million value allocated to definite-lived intangible assets consists of $186.0 million of customer relationships with a useful life of 15 years and various acquired technologies of $30.0 million with useful lives ranging from five to eight years. The Company recorded an indemnification asset of $3.0 million in Other long-term assets relating to the indemnification of Carlisle for a pre-acquisition tax liability in accordance with the purchase agreement. The Company has also recorded deferred tax liabilities related to intangible assets of approximately $27.4 million.

As additional information is obtained, adjustments may be made to the preliminary purchase price allocation.  The Company is still finalizing the fair value of certain real property assets, accrued expenses, and tax liabilities.

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

	Preliminary Allocation	Measurement Period Adjustments	Preliminary Allocation
	As of	Six Months Ended	As of
(in millions)	10/1/2014	6/30/2015	6/30/2015
Total cash consideration transferred	$200.7	$—	$200.7

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash and cash equivalents	$6.7	$—	$6.7
Receivables	26.9	—	26.9
Inventories	17.1	—	17.1
Prepaid expenses and other current assets	2.9	—	2.9
Property, plant, and equipment	4.5	—	4.5
Definite-lived intangible assets	74.5	—	74.5
Indefinite-lived intangible assets	6.0	—	6.0
Other non-current assets	8.8	—	8.8
Accounts payable	(16.9)	—	(16.9)
Income tax payable	(0.3)	—	(0.3)
Accrued expenses	(4.9)	(0.3)	(5.2)
Net deferred tax liabilities	(16.2)	—	(16.2)
Other non-current liabilities	(20.1)	—	(20.1)

Total identifiable net assets	89.0	(0.3)	88.7

Goodwill	$111.7	$0.3	$112.0

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

The Company recorded an increase to accrued expenses of $0.3 million and a corresponding increase to goodwill of $0.3 million as a measurement period adjustment relating to a customer claim on products produced and sold by LHi prior to the Company’s acquisition.

As additional information is obtained, adjustments may be made to the preliminary purchase price allocation.  The Company is still finalizing the fair value of certain accrued expenses.

Note 5—Stock-Based Compensation

Stock-based compensation cost is recognized over the requisite service period, which generally equals the stated vesting period, unless the stated vesting period exceeds the date upon which an employee reaches retirement eligibility.  Pre-tax stock-based compensation expense in continuing operations was $3.3 million and $3.0 million for the three month periods ended June 30, 2015 and 2014, respectively, and $10.5 million and $10.7 million for the six months ended June 30, 2015 and 2014, respectively.

Incentive Compensation Program

The Company maintains an Incentive Compensation Program (the “Program”) for executives, certain other employees of the Company and its operating segments and subsidiaries, and the Company’s non-employee directors. The Program was approved by shareholders on May 6, 2015. The Program allows for awards to eligible employees of stock options, restricted stock, stock appreciation rights, performance shares and units or other awards based on Company common stock. At June 30, 2015, 4,201,379 shares were available for grant under this plan, of which 1,588,163 shares were available for the issuance of stock awards.

Nonemployee Director Equity Plan

The Company also maintains the Nonemployee Director Equity Plan (the “Plan”) for members of its Board of Directors, with the same terms and conditions as the Program. At June 30, 2015, 245,094 stock options and 15,094 restricted shares were available for grant under this plan. Members of the Board of Directors that receive stock-based compensation are treated as employees for accounting purposes.

Grants

For the six months ended June 30, 2015, the Company awarded 316,345 stock options, 58,040 restricted stock awards, 58,040 performance share awards and 11,471 restricted stock units with an aggregate grant-date fair value of $19.6 million to be expensed over the requisite service period for each award.

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

Pre-tax share-based compensation expense related to stock options was $1.2 million and $1.1 million for the three month periods ended June 30, 2015 and 2014, respectively, and $2.5 million and $2.2 million for the six months ended June 30, 2015 and 2014, respectively.

The Company utilizes the Black-Scholes-Merton (“BSM”) option pricing model to determine the fair value of its stock option awards.  The BSM relies on certain assumptions to estimate an option’s fair value.  The weighted-average assumptions used in the determination of fair value for stock option awards in 2015 and 2014 were as follows:

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

Restricted Stock Awards

Restricted stock awarded under the Program is generally released to the recipient after a period of three years.  The grant date fair value of the 2015 restricted stock awards, which are released to the recipient after a period of three years, is based on the closing market price of the stock on the date of grant.

Performance Share Awards

The performance shares awarded vest based on the employee rendering three years of service to the Company, and the attainment of a market condition over the performance period, which is based on the Company’s relative total shareholder return versus the S&P Midcap 400 Index® over a pre-determined time period as determined by the Compensation Committee of the Board of Directors.  The grant date fair value of the 2015 performance shares was estimated using a Monte-Carlo simulation approach based on a three-year measurement period.  Such approach entails the use of assumptions regarding the future performance of the Company’s stock and those of the S&P Midcap 400 Index®.  Those assumptions include expected volatility, risk-free interest rates, correlation coefficients and dividend reinvestment.  Dividends accrue on the performance shares during the performance period and are to be paid in cash based upon the number of awards ultimately earned. The Company expenses the compensation cost associated with the performance awards on a straight-line basis over the vesting period of three years.

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

Deferred Compensation - Equity

Certain employees are eligible to participate in the Company’s Non-qualified Deferred Compensation Plan (the “Deferred Compensation Plan”).  Participants may elect to defer all or part of their stock-based compensation.  Participants have elected to defer 237,261 shares of Company common stock as of June 30, 2015 and 228,047 shares as of December 31, 2014.

Note 6—Income Taxes

The effective income tax rate on continuing operations for the six months ended June 30, 2015 was 32.0%.  The year-to-date provision for income taxes includes taxes on earnings at an anticipated rate of approximately 33% and year-to-date discrete tax benefits of $1.2 million.

As of December 31, 2014 the Company had a deferred tax asset for state net operating loss (“NOL”) carryforwards and credits of $12.3 million (expiring 2015 — 2034).  As of December 31, 2014, the Company believed that it was likely that certain of the state tax attributes would expire unused and therefore maintained a valuation allowance of $8.8 million against the deferred tax assets for these state tax attributes.  As of each reporting date, the Company considers new evidence, both positive and negative, that could impact the future realization of deferred tax assets. The acquisition of the Finishing Brands business on April 1, 2015, had a significant effect on expectations of future taxable income in certain state tax jurisdictions. After evaluating the change in facts, the Company has concluded that certain tax attributes will now more likely than not be used prior to expiration. As such, a discrete tax benefit of $2.0 million was recorded in the second quarter of 2015 to reduce the Company’s valuation allowance on its deferred tax asset for state NOL carryforwards and credits.

The effective tax rate on continuing operations for the six months ended June 30, 2014 was 33.7% and included a year to date discrete tax expense of $1.1 million.

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

The following reflects the Income from continuing operations and share data used in the basic and diluted earnings per share computations using the two-class method:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions except share and per share amounts)	2015	2014	2015	2014

Numerator:

Income from continuing operations	$94.8	$75.7	$134.3	$112.1
Less: dividends declared - common stock outstanding, restricted shares and restricted share units	(16.4)	(14.6)	(33.1)	(28.8)
Undistributed earnings	78.4	61.1	101.2	83.3
Percent allocated to common shareholders (1)	99.5%	99.5%	99.5%	99.5%
	78.0	60.8	100.7	82.9
Add: dividends declared - common stock	16.3	14.1	32.5	28.2
Numerator for basic and diluted EPS	$94.3	$74.9	$133.2	$111.1

Denominator (in thousands):
Denominator for basic EPS: weighted-average common shares outstanding	65,010	64,100	64,943	63,990
Effect of dilutive securities:
Performance awards	342	364	342	364
Stock options	666	977	648	975
Denominator for diluted EPS: adjusted weighted-average common shares outstanding and assumed conversion	66,018	65,441	65,933	65,329

Per share income from continuing operations:
Basic	$1.45	$1.17	$2.05	$1.73
Diluted	$1.43	$1.15	$2.02	$1.70

(1) Basic weighted-average common shares outstanding	65,010	64,100	64,943	63,990
Basic weighted-average common shares outstanding, unvested restricted shares expected to vest and restricted share units	65,344	64,444	65,276	64,333
Percent allocated to common shareholders	99.5%	99.5%	99.5%	99.5%

To calculate earnings per share for Income from discontinued operations and for Net income, the denominator for both basic and diluted earnings per share is the same as used in the above table.  Income (loss) from discontinued operations and Net income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014

Income (loss) from discontinued operations attributable to common shareholders for basic and diluted earnings per share	$0.1	$(0.5)	$—	$(1.1)

Net income attributable to common shareholders for basic and diluted earnings per share	$94.4	$74.4	$133.2	$110.0

Note 8—Inventories

The components of Inventories at June 30, 2015 and December 31, 2014 were as follows:

	June 30,	December 31,
(in millions)	2015	2014

Finished goods	$217.7	$188.1
Work-in-process	60.0	45.3
Raw materials	143.2	132.2
Reserves	(29.0)	(26.5)
Inventories	$391.9	$339.1

Note 9—Property, Plant and Equipment

The components of Property, plant and equipment at June 30, 2015 and December 31, 2014 were as follows:

	June 30,	December 31,
(in millions)	2015	2014
Land	$60.5	$37.1
Buildings and leasehold improvements	315.2	284.6
Machinery and equipment	721.8	690.7
Projects in progress	28.7	48.6
	1,126.2	1,061.0
Accumulated depreciation	(542.8)	(513.7)
Property, plant, and equipment, net	$583.4	$547.3

Note 10—Goodwill and Other Intangible Assets

The changes in the carrying amount of Goodwill, net for the six months ended June 30, 2015 were as follows:

	Construction	Interconnect	Fluid	Brake and	FoodService
(in millions)	Materials	Technologies	Technologies	Friction	Products	Total
Gross balance at January 1, 2015	$123.3	$554.3	$—	$226.6	$60.3	$964.5
Goodwill acquired during year (1)	—	—	175.7	—	—	175.7
Measurement period adjustments	—	0.3	—	—	—	0.3
Currency translation	(3.4)	—	2.6	—	—	(0.8)
Net balance at June 30, 2015	$119.9	$554.6	$178.3	$226.6	$60.3	$1,139.7

(1) See Note 4 for further information on goodwill resulting from recent acquisitions.

The Company’s Other intangible assets, net at June 30, 2015, were as follows:

	Acquired	Accumulated	Net Book
(in millions)	Cost	Amortization	Value
Assets subject to amortization:
Intellectual property	$174.7	$(44.2)	$130.5
Customer relationships	680.0	(139.9)	540.1
Other	20.7	(12.9)	7.8
Assets not subject to amortization:
Trade names	246.1	—	246.1
Other intangible assets, net	$1,121.5	$(197.0)	$924.5

The Company’s Other intangible assets, net at December 31, 2014, were as follows:

	Acquired	Accumulated	Net Book
(in millions)	Cost	Amortization	Value
Assets subject to amortization:
Intellectual property	$146.6	$(37.8)	$108.8
Customer relationships	494.6	(122.3)	372.3
Other	20.6	(12.1)	8.5
Assets not subject to amortization:
Trade names	122.1	—	122.1
Other intangible assets, net	$783.9	$(172.2)	$611.7

Estimated amortization expense for the remainder of 2015 and the next four years is as follows: $29.9 million remaining in 2015, $58.8 million in 2016, $58.0 million in 2017, $58.0 million in 2018, and $57.9 million in 2019.

The net carrying values of the Company’s Other intangible assets by reportable segment were as follows:

	June 30,	December 31,
(in millions)	2015	2014

Carlisle Construction Materials	$64.8	$72.3
Carlisle Interconnect Technologies	372.2	386.6
Carlisle Fluid Technologies	338.9	—
Carlisle Brake & Friction	120.4	123.5
Carlisle FoodService Products	28.2	29.3
Total	$924.5	$611.7

The CBF reporting unit’s goodwill as of June 30, 2015 and December 31, 2014 was $226.6 million. The most recent annual goodwill impairment test was performed for all reporting units as of October 1, 2014.  The Company also performs Step 1 of the goodwill impairment test on an interim basis upon the occurrence of events or substantive changes in circumstances that indicate that a reporting unit’s carrying value may be less than its fair value.

The Company determined through ongoing monitoring that due to various factors it was appropriate to perform Step 1 of the goodwill impairment test as of June 30, 2015. Consistent with the policy described in the 2014 10-K, the Company performed Step 1 of the goodwill impairment test using a discounted cash flow analysis to estimate the fair value of the CBF reporting unit and concluded that its fair value continues to exceed its carrying value.

The Company also evaluated the indefinite-lived intangible assets, primarily trademarks and trade names with a carrying value of $53.5 million, associated with the CBF reporting unit for impairment as of June 30, 2015.  The analysis did not result in an impairment of CBF’s trade names as their estimated fair value exceeded their carrying value.

As noted above, the Company believes that the facts and circumstances as of June 30, 2015, indicate that no impairment exists with respect to CBF’s goodwill and other indefinite-lived intangible assets. If the estimates of recovery in CBF’s end markets do not materialize as expected and the U.S. Dollar continues to strengthen and therefore results continue to be lower than anticipated, the Company may have to perform additional interim goodwill impairment analyses in future periods which may lead to a goodwill impairment loss.  Similarly, an impairment loss may result if our expectations do not materialize with respect to indefinite-lived intangibles.  An impairment loss could result in non-cash impairment charges that are material to the company’s results of operation.

Note 11—Commitments and Contingencies

Leases

The Company currently leases a portion of its manufacturing facilities, distribution centers, and equipment, some of which include scheduled rent increases stated in the lease agreement generally expressed as a stated percentage increase of the minimum lease payment over the lease term.  The Company currently has no leases that require rent to be paid based on contingent events nor has it received any lease incentive payments.  Rent expense was $12.7 million and $11.4 million for the six months ended June 30, 2015 and 2014, respectively, inclusive of rent based on scheduled rent increases and rent holidays recognized on a straight-line basis.  Future minimum payments under the Company’s various non-cancelable operating leases are approximately $9.8 million for the remainder of 2015, $16.9 million in 2016, $13.2 million in 2017, $10.7 million in 2018, $8.3 million in 2019, and $12.4 million thereafter.

Workers’ Compensation Claims and Related Losses

The Company has accrued approximately $22.6 million and $23.5 million related to workers’ compensation claims at June 30, 2015 and December 31, 2014, respectively.  At June 30, 2015, $7.0 million and $15.6 million are included in Accrued expenses and Other long-term liabilities, respectively, and at December 31, 2014, $7.8 million and $15.7 million were included in Accrued expenses and Other long-term liabilities, respectively, in the Condensed Consolidated Balance Sheet.  Workers’ compensation obligations related to former employees associated with the Transportation Products business and arising prior to the sale of the Transportation Products business have been retained by the Company, and the Company is obligated to pay the related claims until they are extinguished or otherwise settled.  The Company will not be held liable for any workers’ compensation claims related to the former Transportation Products business incurred after December 31, 2013.  The liability related to workers’ compensation claims, both those reported to the Company and those incurred but not yet reported, is estimated based on actuarial estimates and loss development factors and the Company’s historical loss experience.

The Company maintains occurrence-based insurance contracts with certain insurance carriers in accordance with its risk management practices that provides for reimbursement of workers’ compensation claims in excess of $0.5 million.  The Company records a recovery receivable from the insurance carriers when such recovery is deemed probable based on the nature of the claim and history of recoveries.  At June 30, 2015, the Company did not have any recovery receivables recorded for workers’ compensation claims.

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

The Company may occasionally be involved in various other legal actions arising in the normal course of business.  In the opinion of management, the ultimate outcome of such actions, either individually or in the aggregate, will not have a material adverse effect on the consolidated financial position, results of operations for a particular period or annual operating cash flows of the Company.

The Company included a disclosure in the Subsequent Events footnote in its most recent Form 10-Q filed on April 23, 2015, addressing a lawsuit filed against Hunter Panels, LLC and Carlisle Construction Materials Incorporated, subsidiaries of the Company, in the United States District Court for the Western District of Pennsylvania.  The lawsuit alleged violations under Title VII of the Civil Rights Act and Pennsylvania Human Relations Act.  The Company settled the case during the second quarter 2015 for approximately $0.9 million payable to the plaintiff.

Environmental Matters

The Company is subject to increasingly stringent environmental laws and regulations, including those relating to air emissions, wastewater discharges, chemical and hazardous waste management and disposal. Some of these environmental laws hold owners or operators of land or businesses liable for their own and for previous owners’ or operators’ releases of hazardous or toxic substances or wastes. Other environmental laws and regulations require the obtainment of and compliance with environmental permits. To date, costs of complying with environmental, health, and safety requirements have not been material and we do not currently have any significant accruals related to potential future costs of environmental remediation at June 30, 2015, nor do we have an asset retirement obligation recorded at those dates.  However, the nature of the Company’s operations and its long history of industrial activities at certain of its current or former facilities, as well as those acquired, could potentially result in material environmental liabilities or asset retirement modifications.

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

Note 12—Borrowings

As of June 30, 2015 and December 31, 2014 the Company’s borrowings were as follows:

	June 30,	December 31,
(in millions)	2015	2014
3.75% notes due 2022, net of unamortized discount of ($0.9) and ($0.9), respectively	$349.1	$349.1
5.125% notes due 2020, net of unamortized discount of ($0.6) and ($0.7), respectively	249.4	249.3
6.125% notes due 2016, net of unamortized discount of ($0.1) and ($0.2), respectively	149.9	149.8
Revolving credit facility	—	—
Industrial development and revenue bonds	—	1.5
Other, including capital lease obligations	0.1	0.1
Total long-term debt	748.5	749.8
Less current portion	—	—
Total long-term debt, net of current portion	$748.5	$749.8

Revolving Credit Facilities

As of June 30, 2015, the Company had $600.0 million available under its Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”) administered by JPMorgan Chase Bank, N.A.  During the six months ended June 30, 2015 and 2014, there were no borrowings under the revolving credit facility.

Uncommitted Line of Credit

The Company also maintains an uncommitted line of credit of which $45.0 million was available for borrowing as of June 30, 2015 and December 31, 2014.  During the six months ended June 30, 2015 and 2014, there were no borrowings under the uncommitted line of credit.

Industrial Development and Revenue Bonds

The industrial development and revenue bonds were collateralized by letters of credit, Company guarantees, and/or by the facilities and equipment acquired through the proceeds of the related bond issuances. The Company repaid the remaining $1.5 million of the outstanding principal on the industrial development and revenue bonds during the current quarter.

Covenants and Limitations

Under the Company’s various debt and credit facilities, the Company is required to meet various restrictive covenants and limitations, including limitations on certain leverage ratios, interest coverage and limits on outstanding debt balances held by certain subsidiaries. The Company was in compliance with all covenants and limitations as of June 30, 2015 and December 31, 2014.

Other Matters

At June 30, 2015, the fair value of the Company’s par value $350 million, 3.75% senior notes due 2022, $250 million, 5.125% senior notes due 2020, and par value $150 million, 6.125% senior notes due 2016, using Level 2 inputs in the fair value hierarchy, was approximately $348.6 million, $273.0 million and $157.6  million, respectively. Fair value is estimated based on current yield rates plus the Company’s estimated credit spread available for financings with similar terms and maturities.

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

Components of net periodic benefit cost were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2015	2014	2015	2014

Service cost	$0.9	$0.9	$1.9	$1.8
Interest cost	1.8	2.0	3.5	3.9
Expected return on plan assets	(2.6)	(2.7)	(5.2)	(5.4)
Amortization of unrecognized loss	1.3	1.0	2.6	2.1
Net periodic benefit cost	$1.4	$1.2	$2.8	$2.4

The Company made no contributions to the pension plans during the six months ended June 30, 2015.  No minimum contributions to the pension plans are required in 2015.  In light of the plans’ funded status, the Company does not expect to make discretionary contributions to its pension plans in 2015.

During 2015, the Company expects to pay approximately $1.0 million in participant benefits under the non-funded executive supplemental and director plans.

Defined Contribution Plans

The Company maintains defined contribution plans covering a significant portion of its employees. Expenses for the plans were $2.9 million and $2.8 million for the three months ended June 30, 2015 and 2014, respectively, and $6.5 million and $5.6 million for the six months ended June 30, 2015 and 2014, respectively.

Employee Stock Ownership Plan

The Company sponsors an employee stock ownership plan (“ESOP”) as part of one of its existing savings plans. Costs for the ESOP are included in the defined contribution plans noted above. The ESOP is available to eligible domestic employees and includes a match of contributions made by plan participants to the savings plan up to a maximum of 4.0% of a participant’s eligible compensation, divided between cash and an employee-directed election of the Company’s common stock, not to exceed 50% of the total match.  Participants are not allowed to direct savings plan contributions to an investment in the Company’s common stock. Total shares held by the ESOP were 1.4 million at both June 30, 2015 and December 31, 2014.

Note 14— Deferred Revenue and Extended Product Warranties

Deferred revenue consists primarily of unearned revenue related to separately priced extended warranty contracts on sales of certain products, the most significant being those offered on its installed roofing systems within the Construction Materials segment.

Roofing Systems Deferred Revenue

The amount of revenue recognized related to extended product warranties covering roofing systems was $4.6 million and $4.3 million for the three month periods ended June 30, 2015 and 2014, respectively, and $9.1 million and $8.5 million for the six month periods ended June 30, 2015 and 2014, respectively.  Deferred revenue recognized in the Condensed Consolidated Balance Sheets includes the following related to roofing systems extended product warranty contracts:

	June 30,	December 31,
(in millions)	2015	2014
Deferred revenue
Current	$17.6	$17.5
Long-term	152.7	150.7
Deferred revenue liability	$170.3	$168.2

Expected costs of services to be performed under extended product warranty contracts are actuarially determined.  Any expected costs in excess of deferred revenue are recognized within Accrued expenses.

Other Deferred Revenue

Other deferred revenue recognized in the Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, primarily related to contracts on systems sales within the Fluid Technologies segment, was as follows:

	June 30,	December 31,
(in millions)	2015	2014
Deferred revenue
Current	$12.7	$0.4
Long-term	0.2	0.4
Deferred revenue liability	$12.9	$0.8

Note 15—Standard Product Warranties

The Company offers various warranty programs on its products included in the price of its products, primarily certain installed roofing systems, high-performance cables and assemblies, fluid technologies, braking products, and foodservice equipment.  The Company’s liability for such warranty programs is included in Accrued expenses.  The change in the Company’s product warranty liabilities for the six months ended June 30 was as follows:

(in millions)	2015	2014
Balance at January 1	$15.2	$14.3
Current year provision	11.9	8.9
Current year claims	(9.8)	(9.2)
Balance at June 30	$17.3	$14.0

Note 16—Other Long-Term Liabilities

The components of Other long-term liabilities were as follows:

	June 30,	December 31,
(in millions)	2015	2014
Deferred taxes and other tax liabilities	$225.6	$195.4
Pension and other post-retirement obligations	27.3	24.8
Long-term workers’ compensation	15.6	15.7
Deferred compensation	16.5	14.0
Other	11.1	10.7
Other long-term liabilities	$296.1	$260.6

Note 17—Accumulated Other Comprehensive Income (Loss)

The changes in Accumulated other comprehensive income (loss) by component for the three months ended June 30, 2015 were as follows:

	Accrued	Foreign
	post-retirement	currency	Hedging
(in millions)	benefit liability(1)	translation	activities(2)	Total

Balance at March 31, 2015	$(31.2)	$(51.1)	$0.5	$(81.8)
Other comprehensive income before reclassifications	—	12.2	—	12.2
Amounts reclassified from accumulated other comprehensive loss	1.3	—	(0.1)	1.2
Income tax expense	(0.5)	—	—	(0.5)
Net other comprehensive income (loss)	0.8	12.2	(0.1)	12.9

Balance at June 30, 2015	$(30.4)	$(38.9)	$0.4	$(68.9)

The changes in Accumulated other comprehensive income (loss) by component for the three months ended June 30, 2014 were as follows:

	Accrued	Foreign
	post-retirement	currency	Hedging
(in millions)	benefit liability(1)	translation	activities(2)	Total

Balance at March 31, 2014	$(27.6)	$(1.3)	$0.9	$(28.0)
Other comprehensive loss before reclassifications	(0.6)	(1.3)	—	(1.9)
Amounts reclassified from accumulated other comprehensive loss	1.0	—	(0.2)	0.8
Income tax benefit (expense)	(0.4)	—	0.1	(0.3)
Net other comprehensive income (loss)	—	(1.3)	(0.1)	(1.4)

Balance at June 30, 2014	$(27.6)	$(2.6)	$0.8	$(29.4)

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

The changes in Accumulated other comprehensive income (loss) by component for the six months ended June 30, 2015 were as follows:

	Accrued	Foreign
	post-retirement	currency	Hedging
(in millions)	benefit liability(1)	translation	activities(2)	Total

Balance at December 31, 2014	$(32.0)	$(30.4)	$0.6	$(61.8)
Other comprehensive loss before reclassifications	—	(8.5)	—	(8.5)
Amounts reclassified from accumulated other comprehensive loss	2.6	—	(0.3)	2.3
Income tax benefit (expense)	(1.0)	—	0.1	(0.9)
Net other comprehensive income (loss)	1.6	(8.5)	(0.2)	(7.1)

Balance at June 30, 2015	$(30.4)	$(38.9)	$0.4	$(68.9)

The changes in Accumulated other comprehensive income (loss) by component for the six months ended June 30, 2014 were as follows:

	Accrued	Foreign
	post-retirement	currency	Hedging
(in millions)	benefit liability(1)	translation	activities(2)	Total

Balance at December 31, 2013	$(28.2)	$(4.3)	$1.0	$(31.5)
Other comprehensive income (loss) before reclassifications	(0.6)	1.7	—	1.1
Amounts reclassified from accumulated other comprehensive loss	2.0	—	(0.3)	1.7
Income tax benefit (expense)	(0.8)	—	0.1	(0.7)
Net other comprehensive income (loss)	0.6	1.7	(0.2)	2.1

Balance at June 30, 2014	$(27.6)	$(2.6)	$0.8	$(29.4)

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

•                  Carlisle Fluid Technologies (“CFT” or  the “Fluid Technologies segment”);

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

We have a long-standing acquisition strategy. Traditionally, we have focused on acquiring new businesses that can be added to existing operations, or ‘‘bolt-ons.” In addition, we consider acquiring new businesses that can operate independently from other Carlisle companies. Factors we consider in making an acquisition include technology, customer dispersion, operating capabilities, growth potential and consolidation opportunities.

On April 1, 2015, we purchased the finishing brands business (“Finishing Brands”) from Graco Inc. for net consideration of $598.4 million, using cash on hand.  Beginning in the second quarter 2015, the Company added a reportable segment, Fluid Technologies (“CFT”) to reflect the acquisition of Finishing Brands.  The Fluid Technologies segment specializes in the manufacture and distribution of finishing equipment and systems serving diverse end markets for paints and coatings.   The Fluid Technologies segment is expected to be accretive to net earnings beginning in the third quarter of 2015.

For a more in-depth discussion of the results discussed in this “Executive Overview”, please refer to the discussion on “Financial Reporting Segments” presented later in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Net sales increased 15% in the second quarter of 2015 to $984.6 million, compared to $859.5 million for the prior year period.  The acquisitions of Finishing Brands, reported in the Fluid Technologies segment, and LHi Technology (“LHi”), reported in the Interconnect Technologies segment, contributed 10% to net sales in the second quarter.  Organic net sales (defined as net sales excluding sales from acquisition within the last twelve months, as well as the impact of changes in foreign exchange rates) grew 6.2% in the second quarter, primarily reflecting organic net sales growth of 9.9% at Construction Materials and organic net sales growth of 5.4% at Interconnect Technologies on higher demand in the commercial roofing and commercial aerospace markets, respectively.  The Brake & Friction segment experienced a net organic sales decline of 6.9% on weaker demand in the agriculture and construction markets.  Sales at FoodService Products also declined modestly in the second quarter 2015.  During the second quarter of 2015, fluctuations in foreign currency exchange rates reduced net sales by 2.0% versus the prior year, primarily impacting the Construction Materials and Brake & Friction segments.

For the second quarter of 2015, EBIT increased 21% primarily reflecting lower raw material costs primarily at Construction Materials, contribution from higher sales volume at Construction Materials and Interconnect Technologies, and lower labor and material usage costs from the Carlisle Operating System.  These positive impacts were partially offset by lower selling price, lower performance by Brake & Friction and FoodService Products and the negative impact of foreign exchange fluctuations. Included in EBIT in the second quarter 2015 was $10.7 million in acquisition related costs, including costs of $8.6 million in additional cost of goods sold from the acquisition of Finishing Brands reported in the Fluid Technologies segment resulting from the fair valuation of acquired inventory.  Income from continuing operations, net of tax, of $94.8 million increased 25% in the second quarter of 2015 from $75.7 million in the second quarter of 2014 as a result of higher EBIT in 2015 and a lower effective tax rate in 2015 versus 2014.

For the six months ended June 30, 2015, net sales increased 12% to $1.69 billion, compared to $1.51 billion for the same period in 2014, reflecting organic net sales growth of 6.7%, acquisition growth of 7.6%, partially offset by the negative impact of foreign exchange fluctuations of 2.1%.   Organic net sales growth was led by organic net sales growth of 9.7% at Construction Materials and 8.7% at Interconnect Technologies, partially offset by lower organic sales at Brake & Friction and FoodService Products.

For the first six months of 2015, EBIT grew 16% reflecting contribution from lower raw material costs, higher sales volume, and lower labor and material usage costs from the Carlisle Operating System, partially offset by lower selling price.  Included in EBIT for the first six months of 2015 was $10.7 million in acquisition related costs.  Income from continuing operations, net of tax, of $134.8 million increased 20% in the first six months of 2015 from income of $112.1 million in the first six months of 2014 on the increase in EBIT driven by the aforementioned factors and a lower effective tax rate in 2015 versus 2014.

For the full year 2015, we expect mid-single digit percent organic net sales growth primarily driven by strong performance and demand for commercial roofing at Construction Materials as well as continued organic net sales growth at Interconnect Technologies.  Partially offsetting this is lower sales performance at Brake & Friction.  We expect the acquisitions of LHi and Finishing Brands, reported in the Interconnect Technologies and Fluid Technologies segments, respectively, will contribute approximately 9% to our overall sales in 2015.  For the full year 2015, excluding the impact of the new Fluid Technologies segment, the impact of the stronger U.S. Dollar is expected to reduce our sales by approximately 1.7% versus the prior year based on foreign exchange rates as of June 30, 2015.

We expect EBIT and EBIT margin improvement versus 2014 from favorable raw material conditions for Construction Materials, organic net sales growth, and contributions from the Carlisle Operating System.  Based on exchange rates as of June 30, 2015, the impact of the stronger U.S. Dollar is expected to negatively impact EBIT by approximately $11 million.  Both the acquisition of LHi and the Finishing Brands business are expected to be accretive to our EBIT and net earnings in 2015.  In future periods, these strategic acquisitions are expected to provide further growth and EBIT margin expansion to Carlisle due to the growth prospects for each of their respective markets and the highly-engineered content of their product offerings.

Net Sales

	Three Months Ended June 30,			Acquisition	Volume	Price	Exchange
(in millions)	2015	2014	Change	Effect	Effect	Effect	Rate Effect

Net Sales	$984.6	$859.5	14.6%	3.9%	8.2%	(0.8)%	(2.2)%

	Six Months Ended June 30,			Acquisition	Volume	Price	Exchange
(in millions)	2015	2014	Change	Effect	Effect	Effect	Rate Effect

Net Sales	$1,693.9	$1,509.9	12.2%	0.9%	9.1%	(1.2)%	0.1%

For the second quarter of 2015, organic sales increased 6.2% reflecting 7.2% net sales volume growth driven by higher net sales volume at Construction Materials and Interconnect Technologies on increased demand in commercial roofing and aerospace, respectively.  Sales volume at Brake & Friction declined in the second quarter 2015 versus the prior year.  Net sales volume growth was partially offset by 1.0% lower selling price primarily at Construction Materials and Interconnect Technologies.  Net sales at FoodService Products declined due to lower selling price related to changes in customer mix.  Acquisitions contributed $89.4 million, or 10%, to sales in the second quarter comprised of $61.7 million in sales at Fluid Technologies and $27.7 million contributed from the acquisition of LHi reported in the Interconnect Technologies segment.  The negative 2.0% impact from fluctuations in foreign exchange was primarily attributable to the weaker Euro and Canadian dollar versus the U.S. Dollar impacting the Construction Materials segment and the weaker Euro and British pound versus the U.S. Dollar impacting the Brake & Friction segment.

For the first six months of 2015, organic sales growth was similarly impacted by stronger demand at Construction Materials and Interconnect Technologies.  Acquisitions contributed $114.8 million, or 7.6%, to sales in the first six months of 2015, comprised of $61.7 million in sales at Fluid Technologies and $53.1 million in sales from the acquisition of LHi reported in the Interconnect Technologies segment.

We have a long-term goal of achieving 30% of total net sales from outside the United States.  Total sales to customers located outside the United States increased 18% from $377.7 million in the first six months of 2014, or 25.0% of net sales, to $477.0 million in the first six months of 2015, or 26.4% of net sales. The increase in global sales was primarily driven by contribution from the acquisitions of LHi reported in Interconnect Technologies of $12.8 million and of Finishing Brands reported in the Fluid Technologies segment of $34.1 million.  In addition, both Construction Materials and Interconnect Technologies achieved organic growth in net sales outside the United States. These increases were partially offset by lower net sales outside the United States by Brake & Friction and FoodService Products versus the prior year.

Gross Margin

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2015	2014	Change	2015	2014	Change

Gross profit	$285.4	$224.6	27.1%	$458.4	$386.6	18.6%
Gross margin	29.0%	26.1%		27.1%	25.6%

For the second quarter of 2015, gross margin (gross profit expressed as a percentage of net sales) increased 290 basis points versus the prior year period due to lower raw material costs at Construction Materials, lower per unit costs from higher capacity utilization, reduction in material usage and labor costs driven by COS, and the non-recurrence from the prior year of $1.8 million in plant startup costs at Construction Materials.  These positive impacts were partially offset by lower selling price and $8.6 million in additional cost of goods sold from the acquisition of Finishing Brands reported in the Fluid Technologies segment resulting from recording acquired inventory at fair value and the negative impact of foreign exchange fluctuations.

The increase in gross margin for the first six months of 2015 versus the prior year was similarly impacted by the above noted factors. Included in gross profit and gross margin for the first six months of 2014 was $3.6 million in plant startup costs at Construction Materials related to startup of its PVC manufacturing operations.

Selling and Administrative Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2015	2014	Change	2015	2014	Change

Selling & Administrative	$125.6	$95.4	31.7%	$223.7	$187.6	19.2%
As a percentage of net sales	12.8%	11.1%		13.2%	12.4%

Selling and administrative expense as a percentage of net sales increased 170 basis points to 12.8% as a result of the Fluid Technologies segment having a higher ratio of selling and administrative expense to net sales versus the other segments, in part due to the amortized cost of acquired intangible assets and $0.7 million in allocated acquisition transaction costs.  The increase in selling and administrative expenses in the second quarter of 2015 of $30.2 million included $22.5 million of expenses from acquired operations.  Selling and administrative expenses also increased from higher selling expense at Construction Materials and Interconnect Technologies due to higher sales and increased Corporate expenses including $1.4 million in transaction costs incurred for the acquisition of Finishing Brands.  These increased expenses were partially offset by lower selling and administrative expense costs at Brake & Friction and FoodService Products on lower selling expense and cost reduction efforts.

Selling and administrative expenses in the first six months of 2015 as a percentage of sales were similarly impacted by the above noted factors.  The increase in selling and administrative expenses in the first six months of 2015 of $36.1 million included $25.6 million of expense from acquired operations.

Research and Development Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2015	2014	Change	2015	2014	Change

Research and Development	$10.9	$8.5	28.2%	$19.7	$16.4	20.1%
As a percentage of net sales	1.1%	1.0%		1.2%	1.1%

The increase in research and development expenses during the three and six months ended June 30, 2015 reflected increased activities related to new product development.  Fluid Technologies added $1.4 million in research and development expenses to both the three and six month periods ended June 30, 2015.

Other Expense (Income), net

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2015	2014	Change	2015	2014	Change

Other expense (income), net	$0.9	$(1.6)	156.3%	$0.6	$(2.7)	122.2%
As a percentage of net sales	0.1%	(0.2)%		0.0%	(0.2)%

Other expense, net in the three and six months ended June 30, 2015 primarily reflects foreign exchange losses and losses on the sale of fixed assets.  Other income, net in the three months ended June 30, 2014 primarily reflects a $1.1 million gain on the sale of property in The Netherlands at FoodService Products.  Other income, net in the six months ended June 30, 2014 primarily reflects receipt of final settlement proceeds at Interconnect Technologies of $0.9 million related to the Thermax acquisition and the aforementioned gain on sale of property at FoodService Products.

EBIT (Earnings Before Interest and Taxes)

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2015	2014	Change	2015	2014	Change

EBIT	$148.0	$122.3	21.0%	$214.4	$185.3	15.7%

EBIT Margin	15.0%	14.2%		12.7%	12.3%

EBIT growth in the second quarter of 2015 versus the prior year was primarily attributable to lower raw material costs primarily at Construction Materials, contribution from higher sales volume at Construction Materials and Interconnect Technologies, reduction in material usage and labor costs driven by COS and contribution from the LHi acquisition in Interconnect Technologies of $2.3 million.  These positive impacts were partially offset by $10.7 million in acquisition related expenses, including $8.6 million in in additional cost of goods sold from the acquisition of Finishing Brands reported in the Fluid Technologies segment resulting from recording acquired inventory at fair value, lower selling price and lower performance at Brake & Friction and FoodService Products.

Our EBIT margin increased 80 basis points to 15.0% in the second quarter 2015 primarily due to lower per unit costs resulting from lower raw material costs, higher capacity utilization, and savings from COS offset by the aforementioned costs related to acquisitions.

EBIT for the first six months of 2015 was similarly impacted by the above mentioned factors.  The LHi acquisition in the Interconnect Technologies contributed $4.4 million to EBIT in the first six months of 2015.

Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2015	2014	Change	2015	2014	Change

Interest expense	$8.6	$8.4		$17.3	$16.7
Interest income	(0.1)	(0.4)		(0.4)	(0.7)
Interest Expense, net	$8.5	$8.0	6.3%	$16.9	$16.0	5.6%

The increase in net interest expense in the three and six month periods ending June 30, 2015 versus the prior year primarily reflects a reduction in interest capitalized into property, plant and equipment in 2015 versus 2014 and lower interest income as a result of lower cash on hand in 2015 versus 2014.

Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2015	2014	Change	2015	2014	Change

Income tax expense	$44.7	$38.6	15.8%	$63.2	$57.2	10.5%
Effective tax rate	32.0%	33.8%		32.0%	33.7%

The Company’s 2015 year to date provision for income taxes includes tax on ordinary earnings at an anticipated rate of approximately 33%. The 32.0% effective rate for the second quarter of 2015 includes current quarter discrete tax benefits of $0.4 million. The Company’s second quarter 2014 effective tax rate of 33.8% reflected discrete tax expense of $1.1 million.

The Company expects its full year effective tax rate will be between 32% and 33%.

Income from Continuing Operations

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2015	2014	Change	2015	2014	Change

Income from continuing operations, net of tax	$94.8	$75.7	25.2%	$134.3	$112.1	19.8%

EPS
Basic	$1.45	$1.17		$2.05	$1.73
Diluted	1.43	1.15		2.02	1.70

Income from continuing operations increased 25% in the second quarter of 2015 versus the prior year primarily due to higher EBIT and a lower effective tax rates in 2015 versus 2014. The increase in income from continuing operations of 20% during the first six months of 2015 versus the prior year primarily reflects higher EBIT and a lower effective tax rate in 2015 versus 2014.

Income (Loss) from Discontinued Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014

Income (loss) from discontinued operations	$0.2	$(0.1)	$—	$(1.2)
Tax benefit (expense)	0.1	0.4	—	(0.1)
	$0.1	$(0.5)	$—	$(1.1)

EPS
Basic	$—	$(0.01)	$—	$(0.01)
Diluted	—	(0.01)	—	(0.01)

Loss from Discontinued Operations for the six months ended June 30, 2014 primarily reflects the after-tax loss of $1.0 million on the finalization of the working capital adjustment related to the sale of the transportation products business that occurred on December 31, 2013.

Net Income

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2015	2014	Change	2015	2014	Change

Net Income	$94.9	$75.2	26.2%	$134.3	$111.0	21.0%

EPS
Basic	$1.45	$1.16		$2.05	$1.72
Diluted	1.43	1.14		2.02	1.69

The increase in Net income during the second quarter of 2015 versus the prior comparative period was primarily attributable to higher income from continuing operations in 2015 versus 2014. The increase in Net income during the first six months of 2015 versus the prior comparative period was primarily attributable to higher income from continuing operations in 2015 versus 2014 as well as the loss from discontinued operations in 2014 that did not recur in 2015.

Acquisitions and Disposals

As previously stated, we have a long standing acquisition strategy that has traditionally focused on bolt-on acquisitions. Factors we consider in making an acquisition include technology, customer dispersion, operating capabilities, growth potential and consolidation opportunities.  We have also pursued the sale of operating divisions when it is determined they no longer fit within the Company’s long term goals or strategy.

On April 1, 2015, the Company acquired the Finishing Brands business from Graco Inc. (“Graco”) for net consideration of $598.4 million, consisting of cash consideration of $577.8 million, net of $12.2 million of cash acquired, and a liability of $20.6 million representing the Company’s estimate of additional consideration to be paid to Graco to settle the working capital portion of the acquisition.  The Company funded the cash consideration with cash on hand.  The Company expects to finalize the working capital settlement in the third quarter of 2015.  Finishing Brands is a global manufacturer and supplier of finishing equipment and systems serving diverse end markets for paints and coatings, including OE automotive, automotive refinishing, aerospace, agriculture, construction, marine, rail and other industrial applications. The Company has reported the results of the acquired business under the Fluid Technologies segment. The preliminary amount of goodwill recorded related to the acquisition of Finishing Brands, assigned to Fluid Technologies was approximately $175.7 million.

The goodwill recognized in the acquisition of Finishing Brands is attributable to the experienced workforce of Finishing Brands, the expected operational improvements through implementation of COS, opportunities for geographic and product line expansions in addition to supply chain efficiencies, and the significant strategic value of the business to Carlisle.

On October 1, 2014, the Company completed the acquisition of LHi for $194.0 million, utilizing cash on hand.  LHi’s manufacturing operations are located in Shenzhen, China.  With annual sales of approximately $100 million, LHi provides world-class medical device manufacturers with interconnect components used for patient monitoring, electrosurgery, diagnostic imaging and surgical instrumentation.  Results of LHi’s operations are reported within the Interconnect Technologies segment.  The acquisition of LHi complements Interconnect Technologies’ existing medical cabling product offerings, adds global presence, and provides further end market diversification within the Interconnect Technologies segment.  The preliminary amount of goodwill recorded related to the acquisition of LHi was $112.0 million.

Carlisle Construction Materials (“CCM”)

	Three Months Ended June 30,				Six Months Ended June 30,
			Change	Change			Change	Change
(in millions)	2015	2014	$	%	2015	2014	$	%

Net Sales	$577.6	$535.6	$42.0	7.8%	$948.9	$883.1	$65.8	7.5%
EBIT	$112.1	$81.1	$31.0	38.2%	$148.8	$112.9	$35.9	31.8%
EBIT Margin	19.4%	15.1%			15.7%	12.8%

CCM’s net sales growth during the second quarter of 2015 versus the prior year period reflected organic net sales growth of 9.9%, partially offset by a 2.1% negative impact from fluctuations in foreign exchange primarily attributable to the weaker Euro and

Canadian dollar versus the U.S. Dollar.  CCM’s organic net sales growth of 9.9% was primarily driven by strong demand for commercial insulation products as well as commercial roofing membrane in the United States, slightly offset by lower selling price.  CCM’s net sales into Europe declined by 14%, reflecting a 19% decline due to strengthening of the U.S. Dollar versus the Euro, partially offset by 5% higher sales volume. CCM’s sales into Canada grew by 10% in the second quarter of 2015.

For the first six months of 2015, CCM’s 7.5% net sales growth primarily reflected organic net sales growth of 9.7%, partially offset by a 2.2% negative impact from foreign exchange fluctuations.  On a year-to-date basis, CCM’s net sales volume growth was primarily driven by increased activity in both commercial construction and reroofing.

CCM’s EBIT grew 38% in the second quarter 2015 on contribution from lower raw material costs, higher sales volume, lower labor and material usage costs from COS and the non-recurrence of $1.8 million in plant startup expense from the second quarter of 2014.  CCM’s raw material costs were lower than the prior year primarily due to lower input costs correlated to the decline in crude oil and other energy commodity pricing.  These positive impacts were partially offset by unfavorable changes in mix and a $2.6 million negative impact of foreign exchange fluctuations related to the U.S. Dollar versus the Canadian dollar and versus the Euro.  CCM’s EBIT margin improved 430 basis points versus the prior year period to 19.4%, reflecting lower raw material costs, lower per unit costs resulting from higher capacity utilization, and the aforementioned positive impacts to EBIT in the second quarter of 2015 versus the prior year.

For the first six months of 2015, the increase in CCM’s EBIT margin of 290 basis points versus the prior year were similarly impacted by the above mentioned factors. Included in CCM’s EBIT for the six month period ending June 30, 2014 were plant startup costs of $3.6 million.

CCM’s net sales growth in 2015 is expected to be in the mid-to-high single digit percent range based upon continued growing demand for commercial construction in the United States as well as increased enforcement of building codes related to energy efficiency driving demand for commercial insulation products. CCM is well positioned to meet expected market demand in North America due to investments made between 2012 and 2014 in new or replacements plants in Puyallup, WA, Montgomery, NY, Greenville, IL, and Carlisle, PA, to service demand for polyiso, PVC (polyvinyl chloride) and TPO (thermoplastic polyolefin) commercial product lines.

CCM’s EBIT margin is expected to improve in 2015 due to lower raw material costs in the near term due to lower crude oil and related commodity pricing, sales volume growth, and the non-recurrence of $9.0 million in plant startup costs incurred in 2014. These positive impacts are expected to be partially offset by the negative impact of foreign exchange fluctuations versus the prior year on CCM’s net sales into Canada.

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

While market conditions in the commercial roofing market have improved, maintaining current selling price levels or implementing selling price increases has been challenging and subject to significant price competition. Current pricing levels for crude oil and other feedstock costs is expected to reduce CCM’s raw material costs versus the prior year; however, CCM’s ability to obtain incremental EBIT margin from lower costs is dependent upon selling price competition within the commercial roofing market.

Carlisle Interconnect Technologies (“CIT”)

	Three Months Ended June 30,				Six Months Ended June 30,
			Change	Change			Change	Change
(in millions)	2015	2014	$	%	2015	2014	$	%

Net Sales	$198.3	$162.2	$36.1	22.3%	$392.7	$313.1	$79.6	25.4%
EBIT	$36.1	$34.1	$2.0	5.9%	$70.6	$64.8	$5.8	9.0%
EBIT Margin	18.2%	21.0%			18.0%	20.7%

CIT’s net sales growth of 22% reflected acquisition growth of 17% and organic growth of 5.4%.  CIT’s organic net sales growth primarily reflected 7.9% higher sales volume offset by 2.5% lower selling price.  Net sales in CIT’s aerospace market were up 5%, reflecting higher demand for in-flight entertainment and connectivity applications (“IFEC”) and increased net sales volume for aircraft programs.  These positive impacts were partially offset by lower selling price primarily reflecting contractual price reductions.   Net sales into the military market grew 7% on new defense program applications.  Net sales into the test and measurement market grew 13%.  Net sales into the industrial market declined by 15% versus the prior year.  The acquisition of LHi contributed $27.7 million in net sales in the second quarter of 2015.

CIT’s 25% net sales growth for the first six months of 2015 versus the prior year reflected acquisition growth of 17% and organic net sales growth of 8.5%.  The acquisition of LHi contributed $53.1 million in net sales for the first six months of 2015.  CIT’s organic net sales growth of 8.5% reflected an 8% increase in aerospace sales, a 29% increase in test and measurement sales, a 10% increase in military sales, partially offset by a 12% decline in sales for CIT’s industrial connector applications.

CIT’s EBIT increased 5.9% in the second quarter 2015 on contribution from savings from COS, higher sales volume and $2.3 million in EBIT contribution from the acquisition from LHi, partially offset by lower contractual selling price.  CIT’s EBIT margin in the second quarter of 2015 declined 280 basis points primarily due to the dilutive impact of the LHi acquisition on margin and contractual selling price reductions.  These negative impacts were partially offset by lower per unit costs resulting from higher capacity utilization and lower labor and material usage costs from COS.

For the first six months of 2015, CIT’s EBIT margin decreased 270 basis points versus the prior year primarily due to the dilutive impact of the LHi acquisition on margin and contractual selling price reductions.  Included in CIT’s EBIT for the first six months of 2014 was $0.9 million in Other income, net for proceeds received in final settlement of the Thermax acquisition.

During 2014, CIT began construction on a new 216,000 sq. ft. manufacturing facility in Nogales, Mexico, to meet growing demand for its aerospace applications and to support growth in its medical applications.  The total cost of CIT’s new facility was $23 million spent through the second quarter of 2015.  Shipments began in the first quarter 2015 and the project was completed in the second quarter of 2015.

The outlook for CIT in the commercial aerospace market remains favorable with a strong delivery cycle for new wide body aircraft expected over the next several years.  Both Airbus and Boeing forecast growing demand for aircraft delivery over this time period. The outlook for the market for IFEC applications also remains positive on increasing demand for on board connectivity applications used in both installed aircraft seating and for personal mobile devices.  One of CIT’s customers, for which it supplies IFEC applications, comprises approximately 21% of CIT’s total sales.  CIT’s sales volume growth in the aerospace market in future periods is expected to be partially offset by contractual price reductions.  CIT’s net sales growth outlook for the aerospace market in 2015, net of selling price reductions, is expected to be in the mid-single digit percent range.

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

Carlisle Fluid Technologies (“CFT”)

	Three Months Ended June 30,				Six Months Ended June 30,
			Change	Change			Change	Change
(in millions)	2015	2014	$	%	2015	2014	$	%

Net Sales	$61.7	$—	$61.7	—%	$61.7	$—	$61.7	—%
EBIT	$(1.0)	$—	$(1.0)	—%	$(1.0)	$—	$(1.0)	—%
EBIT Margin	(1.6)%	—%			(1.6)%	—%

On April 1, 2015, the Company completed the acquisition of the Finishing Brands business.  Beginning in the second quarter 2015, the Company added a reportable segment, CFT, to reflect the acquisition of Finishing Brands.  Net sales in the second quarter

2015 were $61.7 million.  CFT’s reported a loss of $1.0 million, before interest and taxes, including allocated transaction costs related to the Finishing Brands acquisition of $0.7 million and additional cost of goods sold of $8.6 million related to the fair valuation of acquired inventory.

CFT produces spray finishing equipment and systems utilizing highly advanced and automated technologies, including atomization, electrostatic applications, fluid handling, and curing.  CFT markets to and supplies a diverse array of end markets.  Its primary markets include the:

•                  transportation market, consisting of automotive original equipment manufacturers (OEM’s), tier 1 automotive suppliers, suppliers to the aviation and aerospace industry, and suppliers to manufacturers of trucks and buses

•                  industrial market, consisting of interior applications for the commercial and residential construction industry and suppliers of manufacturers of construction and agricultural equipment

•                  automotive refinishing market, consisting of applications for the automotive refinish and repair industry.

Other markets served include the wood finishing, protective coating and specialty finishing markets.

Approximately 20% of CFT’s annual net sales are for the development and assembly of large fluid handling or other application systems projects.  Timing of these system sales can result in sales that are higher in certain quarters versus other quarters within the same calendar year.  In addition, timing of system sales can cause significant year over year sales variances.  It is anticipated that net sales in the third and fourth quarter of 2015 will each be higher than the second quarter 2015 as a result of expected system net sales.

Approximately 54% of CFT’s net sales are outside the United States.  CFT’s results of some of its foreign operations translated into U.S. Dollars are subject to foreign exchange fluctuations of the U.S. Dollar versus the Euro, British Pound, Japanese Yen and Brazilian Real.  The outlook for CFT’s sales in the transportation market is positive reflecting favorable conditions in the North American automotive market as well as increased automotive demand in Europe, offset by slowing conditions in China.  The outlook for CFT’s sales in the industrial and wood finishing markets is also favorable on improved U.S. commercial construction and housing starts.  This favorable outlook is partially offset by lower demand in the construction and agricultural equipment market, slower economic conditions in Europe and China, and possible negative impacts from foreign exchange fluctuations.  The outlook for demand for CFT’s products in the automotive refinishing market is flat to modestly negative due to consolidation activities among North American automotive repair shops and efforts by automotive shops to reduce material usage.  CFT is expected to be accretive to EBIT and net income beginning in the third quarter of 2015.  Further EBIT margin improvements are anticipated through acquisition integration activities and the implementation of COS.

Carlisle Brake & Friction (“CBF”)

	Three Months Ended June 30,				Six Months Ended June 30,
			Change	Change			Change	Change
(in millions)	2015	2014	$	%	2015	2014	$	%

Net Sales	$85.0	$97.6	$(12.6)	(12.9)%	$171.4	$189.8	$(18.4)	(9.7)%
EBIT	$8.1	$10.8	$(2.7)	(25.0)%	$16.3	$20.0	$(3.7)	(18.5)%
EBIT Margin	9.5%	11.1%			9.5%	10.5%

CBF’s net sales declined 13% in the second quarter 2015 due to the combination of a 6.0% negative impact from foreign exchange fluctuations and a 6.9% decline from lower sales volume in the second quarter 2015 versus the prior year.  CBF’s net sales into the agriculture and mining markets both declined by 27%.  Net sales into the construction market declined by 12%.  Globally, markets were negatively impacted by slowing conditions in China and the negative impact of exchange rate fluctuations.  The declines in agriculture, mining and construction were partially offset by 20% higher sales in CBF’s aircraft braking applications, which in part reflected contractual minimum buying activity from certain of its aircraft customers.

For the first six months of 2015, CBF’s 9.7% net sales decrease reflected 3.8% organic net sales decline and a 5.9% negative impact on sales from fluctuations in foreign exchange rates.  Net sales to the agriculture and mining markets for the first six months of 2015 declined by 26% and 15%, respectively.  Net sales into the construction market declined by 6%.

CBF’s EBIT declined 25% and its EBIT margin declined 160 basis points to 9.5% during the second quarter 2015, primarily reflecting higher per unit costs resulting from lower capacity utilization and the negative impact of foreign exchange fluctuations of approximately $1.0 million.  A significant portion of CBF’s operating earnings are generated by its subsidiaries in Italy and the United Kingdom, selling and operating in Euros and British pounds, respectively.  The results of these subsidiaries’ operations were negatively impacted by the weakening of the Euro and the British Pound versus the U.S. Dollar in the second quarter 2015 versus the prior year.  Partially offsetting the above mentioned negative impacts were $2.0 million in lower selling, general and administrative costs from cost reduction actions taken by CBF.

CBF’s 100 basis point EBIT margin decline during the first six months of 2015 was similarly impacted by the aforementioned factors.

The outlook for CBF’s applications in its primary markets of construction, agriculture and mining is unfavorable due to slowing growth in China, lower farm incomes impacting equipment demand and lower demand for commodities.  For the full year 2015, we expect CBF’s organic net sales growth to be moderately lower reflecting lower demand conditions in its primary markets.  The impact of foreign exchange is estimated to have an approximately 5% negative impact to CBF’s full year net sales in 2015 versus the prior year and a negative $3 million impact to its EBIT for 2015 based upon exchange rates as of June 30, 2015.  CBF has taken cost reduction measures to align with its current demand environment and the impact of foreign exchange.  Despite cost reduction efforts, we expect CBF’s EBIT and EBIT margin to decline versus the prior year due to current demand conditions in its primary markets.  CBF’s EBIT and EBIT margin in the second half of 2015 is expected to decline from current levels due to changes in product mix and seasonally lower net sales in the fourth quarter.

As of October 1, 2014, the date of the Company’s most recent annual impairment tests, the carrying value of the CBF reporting unit’s goodwill and other indefinite-lived intangible assets was $226.6 million and $53.5 million, respectively.  Based on changes to forecasted cash flows related to the CBF reporting unit and the continued strengthening of the U.S. Dollar, management determined at June 30, 2015, that such factors represented indicators that goodwill of the CBF reporting unit may be impaired.  As such, management performed an interim goodwill impairment test for the CBF reporting unit as of June 30, 2015.  For additional information in regards to our policy with respect to testing goodwill and indefinite-lived intangible assets for impairment, refer to “Critical Accounting Policies” in the Company’s 2014 Form 10-K.

The Company believes that, based on its estimates of fair value using discounted cash flow analyses, the CBF reporting unit’s fair value exceeds its carrying value as of June 30, 2015.  Thus, we were not required to perform Step 2 of the goodwill impairment test.  However, if the estimates of recovery in CBF’s end markets do not materialize as expected and the U.S. Dollar continues to strengthen and therefore results continue to be lower than anticipated, the Company may have to perform additional interim goodwill impairment analyses in future periods which may lead to a goodwill impairment loss.  Similarly, an impairment loss may result if our expectations do not materialize with respect to indefinite-lived intangibles.

While the Company believes its conclusions regarding the estimates of fair value of the CBF reporting unit and its indefinite-lived intangible assets are appropriate, the estimates of fair value of the CBF reporting unit and its indefinite-lived intangible assets  are subject to uncertainty and by nature include judgments and estimates regarding various factors including the rate and extent of recovery in the markets that CBF serves, the realization of future sales price increases, fluctuations in exchange rates, fluctuation in price and availability in key raw materials, future operating efficiencies, and discount rates.

Carlisle FoodService Products (“CFSP”)

	Three Months Ended June 30,				Six Months Ended June 30,
			Change	Change			Change	Change
(in millions)	2015	2014	$	%	2015	2014	$	%

Net Sales	$62.0	$64.1	$(2.1)	(3.3)%	$119.2	$123.9	$(4.7)	(3.8)%
EBIT	$7.2	$8.4	$(1.2)	(14.3)%	$12.6	$15.4	$(2.8)	(18.2)%
EBIT Margin	11.6%	13.1%			10.6%	12.4%

CFSP’s net sales for the second quarter of 2015 declined 3.3% primarily due to lower selling price related to customer mix.  Net sales to the healthcare market declined by 7% primarily due to the non-recurrence of a large order for rethermalization equipment from the prior year.  Net sales to the foodservice market declined by 4%, primarily due to lower international sales as well as the aforementioned changes in customer mix.  Net sales to the domestic foodservice market were relatively flat to the prior year.  Net sales to the janitorial/sanitation market grew by 9% reflecting increasing sales to new larger account customers.

For the first six months of 2015, CFSP’s 3.8% sales decrease primarily reflecting lower selling price connected with selling incentives as well as lower sales volume.  Net sales to the healthcare market decreased by 9%, in part due to lower sales of rethermalization equipment.  Net sales to the foodservice market decreased by 3% primarily reflecting lower international sales and changes in customer mix.  Net sales to the janitorial/sanitation market grew by 6% on growth in new account sales.

CFSP’s EBIT declined 14% and its EBIT margin declined 150 basis points to 11.6% in the second quarter 2015 primarily due to the non-recurrence of a $1.1 million gain from the prior year from the sale of an exited facility.  CFSP’s EBIT also declined from lower selling price.  This negative impact was partially offset by lower selling, general and administrative expense of $1.2 million in the second quarter 2015 versus the prior year.

CFSP’s 18% EBIT decline and 180 basis point EBIT margin decrease during the first six months of 2015 was similarly impacted by the aforementioned factors.

The outlook for CFSP’s markets for the remainder of 2015 is low-to-mid single digit growth reflecting industry growth rates in the foodservice and healthcare markets.  CFSP’s EBIT margin is expected to be relatively flat in 2015 versus the prior year as a result of cost reduction efforts offsetting the negative impact of customer mix changes.

Corporate

	Three Months Ended June 30,				Six Months Ended June 30,
			Change	Change			Change	Change
(in millions)	2015	2014	$	%	2015	2014	$	%

Corporate expenses	$14.5	$12.1	$2.4	(19.8)%	$32.9	$27.8	$5.1	18.3%

As a percentage of net sales	1.5%	1.4%			1.9%	1.8%

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

Corporate expenses increased $2.4 million in the second quarter 2015 from the prior year primarily due to $1.4 million in transaction costs for the acquisition of the Finishing Brands business and higher costs related to benefit programs as well as management development and other employee-related programs. For the first six months of 2015, corporate expenses similarly increased versus the prior year due to the aforementioned factors.

Liquidity and Capital Resources

We maintain liquidity sources primarily consisting of cash and cash equivalents and our unused committed credit facility.  As of June 30, 2015, we had $229.2 million of cash on hand, of which $127.8 million was located in wholly-owned subsidiaries of the Company outside the United States.  Cash held by subsidiaries outside the United States is held in U.S. Dollars or in the currency of the country in which it is located.  It is our intention to use cash held outside the United States to fund the operating activities of our foreign subsidiaries, to make further investments in our foreign operations and to invest in additional growth opportunities for the Company through acquisitions.  A portion of cash held outside the United States will be used to make a final working capital adjustment payment to Graco, Inc. for the acquisition of Finishing Brands.  Cash outside the United States is generally held in deposit accounts with banking institutions that are parties to our credit facility. The majority of these accounts are at bank subsidiaries that are owned by U.S. corporate banks.  Repatriation of cash held by foreign subsidiaries may require the accrual and payment of taxes in the United States; however, consistent with our unremitted earnings, we consider such related cash to be permanently reinvested in our foreign operations and our current plans do not demonstrate a need, nor do we plan, to repatriate such cash to fund U.S. operations and financing activities.  We plan to continue to invest in our international business and potential acquisitions to achieve our stated goal of 30% of net sales outside of the United States.

In addition, cash held by subsidiaries in China is subject to local laws and regulations that require government approval for conversion of such cash to and from U.S. Dollars as well as for transfer of such cash to entities that are outside of China.  As of June 30, 2015, we had cash and cash equivalents of $41.6 million located in wholly owned subsidiaries of the Company within China.

On April 1, 2015, we used $445.0 million of our cash in the United States and $132.8 million of our cash held outside the United States to acquire the Finishing Brands business from Graco Inc.  The Finishing Brands acquisition is subject to a final working capital adjustment.  We anticipate the final payment will be approximately $20.6 million and will be made in the third quarter 2015.

Sources and Uses of Cash and Cash Equivalents

	Six Months Ended June 30,
(in millions)	2015	2014
Net cash provided by operating activities	$148.8	$70.4
Net cash used in investing activities	(611.5)	(50.5)
Net cash used in financing activities	(37.5)	(17.2)
Effect of foreign currency exchange rate changes on cash	(1.4)	(0.2)
Change in cash and cash equivalents	$(501.6)	$2.5

The Company had net cash provided by operating activities of $148.8 million for the six months ended June 30, 2015 compared to cash provided of $70.4 million in the prior year.  The increase in net cash provided by operating activities was attributable to increased net income, depreciation and amortization (as reconciling items from net income to cash) in 2015 versus 2014 and lower usage of cash for working capital and other assets and liabilities in 2015 versus the prior year.  Cash used for working capital and other assets and liabilities of $46.6 million for the six months ending June 30, 2015 was $53.1 million less than cash used of $99.7 million for the six months ending June 30, 2014 primarily due to cash provided by changes in accrued expenses and deferred revenue in 2015 versus cash used in 2014.

We view the ratio of our average working capital balances (defined as the average of the quarter end balances of receivables, plus inventory less accounts payable) as a percentage of annualized sales (defined as year-to-date net sales calculated on an annualized basis) as an important measure of our ability to effectively manage our cash requirements in relation to changes in sales activity.  For the six months ending June 30, 2015, average working capital as a percentage of annualized sales increased to 18.7%, from 18.0% during the same prior year period.  The increase reflected higher inventory in 2015 versus the prior year due to higher expected demand as well as a reduction in Days Payable Outstanding versus the prior year.

Cash used in investing activities of $611.5 million for the six months ended June 30, 2015 included cash utilized of $577.8 million, net of cash acquired, for the acquisition of Finishing Brands.  Capital expenditures for the first six months of 2015 of $33.8 million was $30.1 million lower than cash used in the prior year.  We expect our full year capital expenditures will be between $80 million and $90 million.

Cash used in financing activities for the six month period ended June 30, 2015 primarily reflects cash used for the payment of dividends and share repurchases, offset by increased cash from issuances of treasury shares related to stock option activity. Starting in the first quarter 2015, the Company began its systematic share repurchase program as part of its plan to return capital to shareholders. The Company purchased 339,700 shares during the first six months of 2015.

Debt Instruments and Covenants

At June 30, 2015, we had all of our $600 million revolving credit facility available. We did not incur any borrowings under the revolving credit facility during the three months ended June 30, 2015.  We also maintain a $45 million uncommitted line of credit, of which $45 million was available at June 30, 2015.

We have senior unsecured notes outstanding of $150 million due 2016 (at a stated interest rate of 6.125%), $250 million due 2020 (at a stated interest rate of 5.125%) and $350 million due 2022 (at a stated interest rate of 3.75%) that are rated BBB by Standard & Poor’s and Baa2 by Moody’s.  We view our debt to capital ratio (defined as short-term debt plus long-term debt divided by the sum of total Shareholders’ equity, long-term debt and short-term debt) as an important indicator of our ability to utilize debt in financing acquisitions. As of June 30, 2015, our debt to capital ratio was 25%.

Under the Company’s various debt and credit facilities, the Company is required to meet various restrictive covenants and limitations, including limitations on leverage ratios, interest coverage and limits on outstanding debt balances held by certain subsidiaries. The Company was in compliance with all covenants and limitations as of June 30, 2015 and December 31, 2014.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”).  ASU 2014-09 outlines a single, comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance issued by the FASB, including industry specific guidance.   ASU 2014-09 provides accounting guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts with customers to provide goods and services.  The guidance also provides a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets, such as property and equipment, including real estate.

ASU 2014-09 is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2017.  The new standard must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach.  The modified retrospective approach requires that the new standard be applied to all new and existing contracts as of the date of adoption, with a cumulative catch-up adjustment recorded to the opening balance of retained earnings at the effective date for existing contracts that still require performance by the entity.  Under the modified retrospective approach, amounts reported prior to the date of adoption will be presented under existing guidance.

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

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  ASU 2015-03 is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2015, and early adoption is permitted. The provisions of ASU 2015-03 are not expected to have a material effect on the Company’s financial condition.

In April 2015, the FASB issued ASU 2015-05, Customer’s Accounting For Fees Paid In A Cloud Computing Arrangement  (“ASU 2015-05”), which provides guidance for a customer’s accounting for cloud computing costs. ASU 2015-05 is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2015. The provisions of ASU 2015-05 are not expected to have a material effect on the Company’s financial condition, results of operations, or cash flows.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes in the Company’s market risk for the period ended June 30, 2015. For additional information, refer to Item 7A of the Company’s 2014 Annual Report on Form 10-K.

Item 4. Controls and Procedures

(a) Under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation and as of June 30, 2015, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective.

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

In addition, the Company may occasionally be involved in various other legal actions arising in the normal course of business. In the opinion of management, the ultimate outcome of such actions, either individually or in the aggregate, will not have a material adverse effect on the consolidated financial position or annual operating cash flows of the Company, but may have a more than inconsequential impact on the Company’s results of operations for a particular period.

The Company included a disclosure in the Subsequent Events footnote in its most recent Form 10-Q filed on April 23, 2015, addressing a lawsuit filed against Hunter Panels, LLC and Carlisle Construction Materials Incorporated, subsidiaries of the Company, in the United States District Court for the Western District of Pennsylvania.  The lawsuit alleged violations under Title VII of the Civil Rights Act and Pennsylvania Human Relations Act.  The Company settled the case during the second quarter 2015 for approximately $0.9 million payable to the plaintiff.

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

Item 1A. Risk Factors

During the three months ended June 30, 2015, there were no material changes to the risk factors disclosed in “PART I—Item 1A. Risk Factors” of the Company’s 2014 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the repurchase of common stock during the three months ended June 30, 2015:

Period	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 2015	63,000	$94.92	63,000	2,855,957
May 2015	113,000	$98.75	113,000	2,742,957
June 2015	68,500	$100.86	68,500	2,674,457
Total	244,500		244,500

(1)   Represents the number of shares that can be repurchased under the Company’s stock repurchase program.  The stock repurchase program was originally approved on November 3, 1999, and was reactivated on August 17, 2004.  At the time of the adoption, the Company had the authority to purchase 741,890 split-adjusted shares of common stock.  The Board of Directors authorized the repurchase of an additional 2,500,000 shares of the Company’s common stock on August 1, 2007, and the repurchase of an additional 1,400,000 shares of the Company’s common stock on February 12, 2008.

(2)   The Company may also reacquire shares outside of the repurchase program from time to time in connection with the forfeiture of shares in satisfaction of tax withholding obligations from the vesting of share-based compensation.  There were no shares reacquired in transactions outside the repurchase program during the three months ended June 30, 2015.

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

July 23, 2015

	By:	/s/ Steven J. Ford
	Name:	Steven J. Ford
	Title:	Vice President and Chief Financial Officer