Form 10-Q
period 2015-09-30
CARLISLE COMPANIES INC
filed 2015-10-21
CIK 790051

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

Shares of common stock outstanding at October 16, 2015: 65,005,401

Item 1. Financial Statements

Carlisle Companies Incorporated

Unaudited Condensed Consolidated Statements of Earnings and Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions except share and per share amounts)	2015	2014	2015	2014

Net sales	$973.1	$904.1	$2,667.0	$2,414.0

Cost of goods sold	677.6	667.0	1,913.1	1,790.2
Selling and administrative expenses	121.7	94.4	345.4	282.0
Research and development expenses	11.3	8.6	31.0	25.0
Other expense (income), net	0.7	0.1	1.3	(2.5)

Earnings before interest and income taxes	161.8	134.0	376.2	319.3

Interest expense, net	8.7	7.7	25.6	23.8
Earnings before income taxes from continuing operations	153.1	126.3	350.6	295.5

Income tax expense (Note 6)	49.5	40.0	112.7	97.1
Income from continuing operations	103.6	86.3	237.9	198.4

Discontinued operations
Loss before income taxes	—	(0.6)	—	(1.7)
Income tax benefit	—	(1.6)	—	(1.7)
Income from discontinued operations	—	1.0	—	—
Net income	$103.6	$87.3	$237.9	$198.4

Basic earnings per share attributable to common shares
Income from continuing operations	$1.59	$1.34	$3.64	$3.07
Income from discontinued operations	—	0.01	—	—
Basic earnings per share	$1.59	$1.35	$3.64	$3.07

Diluted earnings per share attributable to common shares
Income from continuing operations	$1.56	$1.31	$3.58	$3.01
Income from discontinued operations	—	0.01	—	—
Diluted earnings per share	$1.56	$1.32	$3.58	$3.01

Average shares outstanding - in thousands
Basic	64,970	64,149	64,952	64,043
Diluted	65,987	65,447	66,052	65,315

Dividends declared and paid	$19.6	$16.2	$52.7	$45.0
Dividends declared and paid per share	$0.30	$0.25	$0.80	$0.69

Comprehensive Income
Net income	$103.6	$87.3	$237.9	$198.4
Other comprehensive income (loss)
Change in foreign currency translation	(9.2)	(18.1)	(17.7)	(16.4)
Change in accrued post-retirement benefit liability, net of tax	0.8	0.7	2.4	1.3
Loss on hedging activities, net of tax	(0.1)	(0.1)	(0.3)	(0.3)
Other comprehensive loss	(8.5)	(17.5)	(15.6)	(15.4)
Comprehensive income	$95.1	$69.8	$222.3	$183.0

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

Carlisle Companies Incorporated

Condensed Consolidated Balance Sheets

	September 30,	December 31,
(in millions except share and per share amounts)	2015	2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$354.4	$730.8
Receivables, net of allowance of $5.0 in 2015 and $4.8 in 2014	600.8	439.2
Inventories (Note 8)	383.8	339.1
Deferred income taxes	35.2	35.4
Prepaid expenses and other current assets	52.2	67.0
Total current assets	1,426.4	1,611.5

Property, plant, and equipment, net of accumulated depreciation of $554.0 in 2015 and $513.7 in 2014 (Note 9)	580.0	547.3

Other assets:
Goodwill, net (Note 10)	1,137.2	964.5
Other intangible assets, net (Note 10)	906.1	611.7
Other long-term assets	25.9	23.7
Total other assets	2,069.2	1,599.9

TOTAL ASSETS	$4,075.6	$3,758.7

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt, including current maturities (Note 12)	$149.9	$—
Accounts payable	267.5	198.0
Accrued expenses	216.9	176.3
Deferred revenue (Note 14)	27.3	17.9
Total current liabilities	661.6	392.2

Long-term liabilities:
Long-term debt (Note 12)	598.7	749.8
Deferred revenue (Note 14)	155.9	151.1
Other long-term liabilities (Note 16)	295.3	260.6
Total long-term liabilities	1,049.9	1,161.5

Shareholders’ equity:
Preferred stock, $1 par value per share. Authorized and unissued 5,000,000 shares	—	—
Common stock, $1 par value per share. Authorized 200,000,000 shares; 78,661,248 shares issued; 64,855,456 outstanding in 2015 and 64,691,059 outstanding in 2014	78.7	78.7
Additional paid-in capital	284.9	247.8
Deferred compensation equity (Note 5)	8.4	6.0
Cost of shares in treasury - 13,578,670 shares in 2015 and 13,723,201 shares in 2014	(250.1)	(200.1)
Accumulated other comprehensive loss (Note 17)	(77.4)	(61.8)
Retained earnings	2,319.6	2,134.4
Total shareholders’ equity	2,364.1	2,205.0

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,075.6	$3,758.7

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

Carlisle Companies Incorporated

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
(in millions)	2015	2014

Operating activities
Net income	$237.9	$198.4
Reconciliation of net income to cash flows provided by operating activities:
Depreciation	54.6	47.4
Amortization	40.8	28.4
Non-cash compensation, net of tax benefit	1.0	10.3
(Gain) loss on sale of property and equipment, net	0.4	(1.9)
Deferred taxes	2.3	(0.7)
Foreign exchange (gain) loss	0.2	(0.3)
Changes in assets and liabilities, excluding effects of acquisitions and divestitures:
Receivables	(108.3)	(152.5)
Inventories	(6.5)	(38.1)
Prepaid expenses and other assets	0.6	(2.4)
Accounts payable	49.4	57.8
Accrued expenses and deferred revenues	77.4	16.0
Long-term liabilities	1.9	3.1
Other operating activities	1.2	(0.8)
Net cash provided by operating activities	352.9	164.7

Investing activities
Capital expenditures	(48.7)	(93.1)
Acquisitions, net of cash	(598.9)	—
Proceeds from sale of property and equipment	0.1	2.7
Proceeds from sale of business	—	9.7
Net cash used in investing activities	(647.5)	(80.7)

Financing activities
Net change in short-term borrowings and revolving credit lines	(1.4)	—
Repayments of long-term debt	(1.5)	—
Dividends	(52.7)	(45.0)
Proceeds from issuance of treasury shares and stock options	35.2	12.7
Repurchases of common stock	(57.9)	—
Net cash used in financing activities	(78.3)	(32.3)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(3.5)	(1.1)
Change in cash and cash equivalents	(376.4)	50.6
Cash and cash equivalents
Beginning of period	730.8	754.5
End of period	$354.4	$805.1

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

Carlisle Companies Incorporated

Unaudited Consolidated Statement of Shareholders’ Equity

(In millions, except share and per share amounts)

					Accumulated
			Additional	Deferred	Other				Total
	Common Stock		Paid-In	Compensation	Comprehensive	Retained	Shares in Treasury		Shareholders’
	Shares	Amount	Capital	Equity	Income (loss)	Earnings	Shares	Cost	Equity
Balance at December 31, 2013	63,658,777	$78.7	$201.1	$3.0	$(31.5)	$1,944.3	14,761,481	$(209.5)	$1,986.1
Net income		—	—	—	—	251.3		—	251.3
Other comprehensive income (loss), net of tax		—	—	—	(30.3)	—		—	(30.3)
Cash dividends - $0.94 per share		—	—	—	—	(61.2)		—	(61.2)
Stock based compensation (1)	1,032,282	—	46.7	3.0	—	—	(1,038,280)	9.4	59.1
Balance at December 31, 2014	64,691,059	78.7	247.8	6.0	(61.8)	2,134.4	13,723,201	(200.1)	2,205.0
Net income		—	—	—	—	237.9		—	237.9
Other comprehensive income (loss), net of tax		—	—	—	(15.6)	—		—	(15.6)
Cash dividends - $0.80 per share		—	—	—	—	(52.7)		—	(52.7)
Common stock repurchase		—	—	—	—	—	591,062	(57.9)	(57.9)
Stock based compensation (1)	164,397	—	37.1	2.4	—	—	(735,593)	7.9	47.4
Balance at September 30, 2015	64,855,456	$78.7	$284.9	$8.4	$(77.4)	$2,319.6	13,578,670	$(250.1)	$2,364.1

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

In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”).  ASU 2015-15 expands guidance provided in ASU 2015-03 and states that presentation of costs associated with securing a revolving line of credit as an asset is permitted, regardless of whether a balance is outstanding.  ASU 2015-15 is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2015, and early adoption is permitted. The provisions of ASU 2015-15 are not expected to have a material effect on the Company’s financial condition.

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

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”), which applies to inventory valued at first-in, first-out (FIFO) or average cost.  ASU 2015-11 requires inventory to be measured at the lower of cost and net realizable value, rather than at the lower of cost or market.  ASU 2015-11 is effective on a prospective basis for annual periods, including interim reporting periods within those periods, beginning after December 15, 2016.  The Company reports inventory on an average-cost basis and thus will be required to adopt the standard; however, the provisions of ASU 2015-11 are not expected to have a material effect on the Company’s financial condition.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”).  ASU 2015-16 eliminates the requirement to restate prior period financial statements for measurement period adjustments.  The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified.  In addition, separate presentation on the face of the income statement or disclosure in the notes is required regarding the portion of the adjustment recorded in the current period earnings, by line item, that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date.  ASU 2015-16 is to be applied prospectively for measurement period adjustments that occur after the effective date.  ASU 2015-16 is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2015, and early adoption is permitted.  Since it is prospective, the impact of ASU 2015-16 on the Company’s financial condition and earnings will depend upon the nature of any measurement period adjustments identified in future periods.

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

Corporate earnings before interest and income taxes (“EBIT”) includes other unallocated costs, primarily general corporate expenses. Corporate assets consist primarily of cash and cash equivalents, deferred taxes, corporate aircraft, and other invested assets.

Financial information for continuing operations by reportable segment is included in the following summary:

Three Months Ended September 30,	2015		2014
(in millions)	Net Sales	EBIT	Net Sales	EBIT

Carlisle Construction Materials	$570.1	$115.5	$589.1	$97.0
Carlisle Interconnect Technologies	202.3	41.2	164.4	33.9
Carlisle Fluid Technologies	67.9	10.1	—	—
Carlisle Brake & Friction	70.7	0.5	89.3	6.1
Carlisle FoodService Products	62.1	7.7	61.3	7.4
Corporate	—	(13.2)	—	(10.4)

Total	$973.1	$161.8	$904.1	$134.0

Nine Months Ended September 30,	2015			2014
(in millions)	Net Sales	EBIT	Assets	Net Sales	EBIT	Assets

Carlisle Construction Materials	$1,519.0	$264.3	$1,007.8	$1,472.2	$210.0	$1,033.6
Carlisle Interconnect Technologies	595.0	111.8	1,294.2	477.5	98.7	1,042.1
Carlisle Fluid Technologies	129.6	9.1	677.1	—	—	—
Carlisle Brake & Friction	242.1	16.8	579.4	279.1	26.1	602.7
Carlisle FoodService Products	181.3	20.3	202.7	185.2	22.9	204.2
Corporate	—	(46.1)	314.4	—	(38.4)	835.8

Total	$2,667.0	$376.2	$4,075.6	$2,414.0	$319.3	$3,718.4

Note 4 — Acquisitions

2015 Acquisition

Finishing Brands

On April 1, 2015, the Company acquired 100% of the Finishing Brands business from Graco Inc. (“Graco”) for total cash consideration of $598.9 million, net of $12.2 million cash acquired.  The Company funded the acquisition with cash on hand.  As of the acquisition date, the Company recorded a payable to Graco for $20.6 million representing the estimated working capital settlement.  In the third quarter of 2015, the Company finalized the working capital settlement with Graco for $21.1 million in cash.  The additional cash consideration paid has been allocated to goodwill.  The Company has reported the results of the acquired business as a new reporting segment named Carlisle Fluid Technologies (“CFT”).  CFT is a global manufacturer and supplier of finishing equipment and systems serving diverse end markets for paints and coatings, including original equipment (“OE”) automotive, automotive refinishing, aerospace, agriculture, construction, marine, rail, and other industrial applications.

CFT contributed net sales of $129.6 million and earnings before interest and taxes of $9.1 million for the period from April 1, 2015 to September 30, 2015. Earnings before interest and taxes for the period from April 1, 2015 to September 30, 2015 includes $0.7 million of non-recurring acquisition-related costs related primarily to professional fees and $8.6 million of non-recurring incremental cost of goods sold related to measuring inventory at fair value.  Earnings before interest and taxes for the period from April 1, 2015 to September 30, 2015 also includes $6.2 million and $2.6 million of amortization expense of customer relationships and acquired technology, respectively.

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

The unaudited combined pro forma financial information presented below includes Net sales and Income from continuing operations, net of tax, of the Company as if the business combination had occurred on January 1, 2014 based on the preliminary purchase price allocation presented below:

	Pro Forma		Pro Forma
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014

Net sales	$973.1	$970.3	$2,728.2	$2,614.9
Income from continuing operations	103.6	91.9	250.5	208.9

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

	Preliminary Allocation	Measurement Period Adjustments	Preliminary Allocation
	As of	Six Months Ended	As of
(in millions)	4/1/2015	9/30/2015	9/30/2015
Total cash consideration transferred and payable	$610.6	$0.5	$611.1

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash and cash equivalents	$12.2	$—	$12.2
Receivables	57.3	—	57.3
Inventories	40.9	—	40.9
Prepaid expenses and other current assets	6.4	(0.1)	6.3
Property, plant, and equipment	41.0	(0.2)	40.8
Definite-lived intangible assets	216.0	—	216.0
Indefinite-lived intangible assets	125.0	—	125.0
Deferred income tax assets	1.9	—	1.9
Other non-current assets	3.8	—	3.8
Line of credit	(1.4)	—	(1.4)
Accounts payable	(16.3)	—	(16.3)
Income tax payable	(1.9)	—	(1.9)
Accrued expenses	(15.6)	0.3	(15.3)
Deferred income tax liabilities	(28.8)	—	(28.8)
Other non-current liabilities	(5.6)	—	(5.6)

Total identifiable net assets	434.9	—	434.9

Goodwill	$175.7	$0.5	$176.2

The goodwill recognized in the acquisition of Finishing Brands is attributable to its experienced workforce, the expected operational improvements through implementation of the Carlisle Operating System, opportunities for geographic and product line expansions in addition to supply chain efficiencies and other administrative opportunities, and the significant strategic value of the business to Carlisle.  The Company acquired $58.8 million of gross contractual accounts receivable, of which $1.5 million is not expected to be collected.  Goodwill of $134.9 million is tax deductible, primarily in the United States.  All of the goodwill was assigned to the CFT reporting unit which aligns with the reportable segment.  Indefinite-lived intangible assets of $125.0 million represent acquired trade names.  The $216.0 million value allocated to definite-lived intangible assets consists of $186.0 million of customer relationships with a useful life of 15 years and various acquired technologies of $30.0 million with useful lives ranging from five to eight years. The Company recorded an indemnification asset of $3.0 million in Other long-term assets relating to the indemnification of Carlisle for a pre-acquisition tax liability in accordance with the purchase agreement. The Company has also recorded deferred tax liabilities related to intangible assets of approximately $28.8 million.

As additional information is obtained, adjustments may be made to the preliminary purchase price allocation.  The Company is still finalizing the fair value of certain property assets, tax liabilities, and accrued expenses.

2014 Acquisition

LHi Technology

On October 1, 2014, the Company acquired 100% of the equity of LHi Technology (“LHi”) for total cash consideration of $194.0 million, net of $6.7 million cash acquired, inclusive of the working capital settlement.  The Company funded the acquisition with cash on hand.  LHi is a leading designer, manufacturer and provider of cable assemblies and related interconnect components to the medical equipment and device industry.  The acquisition will strengthen Carlisle’s launch of its medical cable and cable assembly product line by adding new products, new customers, and complementary technologies to better serve the global healthcare market.  LHi operates within the Interconnect Technologies segment.

The following table summarizes the consideration transferred to acquire LHi and the final allocation among the assets acquired and liabilities assumed.  The acquisition has been accounted for using the acquisition method of accounting which requires that consideration be allocated to the acquired assets and liabilities based upon their acquisition date fair values with the remainder allocated to goodwill.

	Preliminary Allocation	Measurement Period Adjustments	Final Allocation
	As of		As of
(in millions)	10/1/2014		9/30/2015
Total cash consideration transferred	$200.7	$—	$200.7

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash and cash equivalents	$6.7	$—	$6.7
Receivables	26.9	—	26.9
Inventories	17.1	—	17.1
Prepaid expenses and other current assets	2.9	—	2.9
Property, plant, and equipment	4.5	—	4.5
Definite-lived intangible assets	74.5	—	74.5
Indefinite-lived intangible assets	6.0	—	6.0
Other non-current assets	8.8	—	8.8
Accounts payable	(16.9)	—	(16.9)
Income tax payable	(0.3)	—	(0.3)
Accrued expenses	(4.9)	(1.1)	(6.0)
Net deferred tax liabilities	(16.2)	—	(16.2)
Other non-current liabilities	(20.1)	—	(20.1)

Total identifiable net assets	89.0	(1.1)	87.9

Goodwill	$111.7	$1.1	$112.8

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

The Company recorded an increase to accrued expenses of $1.1 million and a corresponding increase to goodwill of $1.1 million as a measurement period adjustment.

Note 5—Stock-Based Compensation

Stock-based compensation cost is recognized over the requisite service period, which generally equals the stated vesting period, unless the stated vesting period exceeds the date upon which an employee reaches retirement eligibility.  Pre-tax stock-based compensation expense in continuing operations was $4.1 million and $2.9 million for the three month periods ended September 30,

2015 and 2014, respectively, and $14.6 million and $13.6 million for the nine months ended September 30, 2015 and 2014, respectively.

Incentive Compensation Program

The Company maintains an Incentive Compensation Program (the “Program”) for executives, certain other employees of the Company and its operating segments and subsidiaries, and the Company’s non-employee directors. The Program was approved by shareholders on May 6, 2015. The Program allows for awards to eligible employees of stock options, restricted stock, stock appreciation rights, performance shares and units or other awards based on Company common stock. At September 30, 2015, 4,204,698 shares were available for grant under this plan, of which 1,588,163 shares were available for the issuance of stock awards.

Nonemployee Director Equity Plan

The Company also maintains the Nonemployee Director Equity Plan (the “Plan”) for members of its Board of Directors, with the same terms and conditions as the Program. At September 30, 2015, 244,764 shares were available for grant under this plan of which 14,764 restricted shares were available for the issuance of stock awards. Members of the Board of Directors that receive stock-based compensation are treated as employees for accounting purposes.

Grants

For the nine months ended September 30, 2015, the Company awarded 316,345 stock options, 58,040 restricted stock awards, 58,040 performance share awards and 11,801 restricted stock units with an aggregate grant-date fair value of approximately $19.6 million to be expensed over the requisite service period for each award.

Stock Option Awards

Options issued under these plans generally vest one-third on the first anniversary of grant, one-third on the second anniversary of grant, and the remaining one-third on the third anniversary of grant. All options have a maximum term life of 10 years. Shares issued to cover options under the Program and the Plan may be issued from shares held in treasury, from new issuances of shares, or a combination of the two.

Pre-tax share-based compensation expense related to stock options was $1.5 million and $0.9 million for the three month periods ended September 30, 2015 and 2014, respectively, and $3.9 million and $3.1 million for the nine months ended September 30, 2015 and 2014, respectively.

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

Restricted Stock Awards

Restricted stock awarded under the Program is generally released to the recipient after a period of approximately three years.  The grant date fair value of the 2015 restricted stock awards, which are released to the recipient after a period of three years, is based on the closing market price of the stock on the date of grant.

Performance Share Awards

The performance shares awarded vest based on the employee rendering three years of service to the Company, and the attainment of a market condition over the performance period, which is based on the Company’s relative total shareholder return versus the S&P Midcap 400 Index® over a pre-determined time period as determined by the Compensation Committee of the Board of Directors.  The grant date fair value of the 2015 performance shares was estimated using a Monte-Carlo simulation approach based on a three-year measurement period.  Such approach entails the use of assumptions regarding the future performance of the Company’s stock and those of the S&P Midcap 400 Index®.  Those assumptions include expected volatility, risk-free interest rates, correlation coefficients, and dividend reinvestment.  Dividends accrue on the performance shares during the performance period and are to be paid in cash based upon the number of awards ultimately earned. The Company expenses the compensation cost associated with the performance awards on a straight-line basis over the vesting period of approximately three years.

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

Deferred Compensation - Equity

Certain employees are eligible to participate in the Company’s Non-qualified Deferred Compensation Plan (the “Deferred Compensation Plan”).  Participants may elect to defer all or part of their stock-based compensation.  Participants have elected to defer 237,261 shares of Company common stock as of September 30, 2015, and 228,047 shares as of December 31, 2014.

Note 6—Income Taxes

The effective income tax rate on continuing operations for the nine months ended September 30, 2015 was 32.2%.  The year-to-date provision for income taxes includes taxes on earnings at an anticipated rate of approximately 33% and year-to-date discrete tax benefit of $3.3 million.  The year-to-date discrete tax benefit is primarily related to a state valuation allowance release discussed in detail below,  a decrease in the anticipated future state income tax rate of the Company, and recognition of state attributes generated with the prior year tax filings finalized in the current quarter.

As of December 31, 2014 management believed it was more likely than not certain of the Company’s state tax attributes would expire unused and a valuation allowance existed to write the assets down to the amount expected to be realized.  As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to the future realization of deferred tax assets. With the acquisition of the Carlisle Fluid Technologies business on April 1, 2015 the Company expects to create sufficient taxable income in certain state taxing jurisdictions so that the assertion regarding the realizability of state tax attributes has changed.  As such a discrete tax benefit of $2.0 million was recorded in the second quarter of 2015 to reverse a portion of the Company’s valuation allowance.

The effective tax rate on continuing operations for the nine months ended September 30, 2014 was 32.9% and included a year-to-date discrete benefit of $0.6 million.

Note 7—Earnings Per Share

The Company’s restricted shares and restricted stock units contain non-forfeitable rights to dividends and, therefore, are considered participating securities for purposes of computing earnings per share pursuant to the two-class method.  The computation below of earnings per share excludes the income attributable to the unvested restricted shares and restricted stock units from the numerator and excludes the dilutive impact of those underlying shares from the denominator.  Stock options are included in the calculation of diluted earnings per share utilizing the treasury stock method and performance share awards are included in the calculation of diluted earnings per share considering those that are contingently issuable.  Neither is considered to be a participating security as they do not contain non-forfeitable dividend rights.

The following reflects the Income from continuing operations and share data used in the basic and diluted earnings per share computations using the two-class method:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions except share and per share amounts)	2015	2014	2015	2014

Numerator:

Income from continuing operations	$103.6	$86.3	$237.9	$198.4
Less: dividends declared - common stock outstanding, restricted shares and restricted share units	(19.6)	(16.2)	(52.7)	(45.0)
Undistributed earnings	84.0	70.1	185.2	153.4
Percent allocated to common shareholders (1)	99.5%	99.5%	99.5%	99.5%
	83.6	69.7	184.3	152.6
Add: dividends declared - common stock	19.5	16.0	52.0	44.2
Numerator for basic and diluted EPS	$103.1	$85.7	$236.3	$196.8

Denominator (in thousands):
Denominator for basic EPS: weighted-average common shares outstanding	64,970	64,149	64,952	64,043
Effect of dilutive securities:
Performance awards	348	306	348	306
Stock options	669	992	752	966
Denominator for diluted EPS: adjusted weighted-average common shares outstanding and assumed conversion	65,987	65,447	66,052	65,315

Per share income from continuing operations:
Basic	$1.59	$1.34	$3.64	$3.07
Diluted	$1.56	$1.31	$3.58	$3.01

(1) Basic weighted-average common shares outstanding	64,970	64,149	64,952	64,043
Basic weighted-average common shares outstanding, unvested restricted shares expected to vest and restricted share units	65,304	64,492	65,286	64,386
Percent allocated to common shareholders	99.5%	99.5%	99.5%	99.5%

To calculate earnings per share for Income from discontinued operations and for Net income, the denominator for both basic and diluted earnings per share is the same as used in the above table.  Income (loss) from discontinued operations and Net income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014

Income (loss) from discontinued operations attributable to common shareholders for basic and diluted earnings per share	$—	$1.0	$—	$—

Net income attributable to common shareholders for basic and diluted earnings per share	$103.1	$86.7	$236.3	$196.8

Note 8—Inventories

The components of Inventories at September 30, 2015 and December 31, 2014 were as follows:

	September 30,	December 31,
(in millions)	2015	2014

Finished goods	$212.4	$188.1
Work-in-process	62.5	45.3
Raw materials	139.1	132.2
Reserves	(30.2)	(26.5)
Inventories	$383.8	$339.1

Note 9—Property, Plant and Equipment

The components of Property, plant and equipment at September 30, 2015 and December 31, 2014 were as follows:

	September 30,	December 31,
(in millions)	2015	2014
Land	$59.2	$37.1
Buildings and leasehold improvements	317.5	284.6
Machinery and equipment	725.8	690.7
Projects in progress	31.5	48.6
	1,134.0	1,061.0
Accumulated depreciation	(554.0)	(513.7)
Property, plant, and equipment, net	$580.0	$547.3

Note 10—Goodwill and Other Intangible Assets

The changes in the carrying amount of Goodwill, net for the nine months ended September 30, 2015 were as follows:

	Construction	Interconnect	Fluid	Brake and	FoodService
(in millions)	Materials	Technologies	Technologies	Friction	Products	Total
Gross balance at January 1, 2015	$123.3	$554.3	$—	$226.6	$60.3	$964.5
Goodwill acquired during year (1)	—	—	175.7	—	—	175.7
Measurement period adjustments	—	1.1	0.5	—	—	1.6
Currency translation	(3.4)	—	(1.2)	—	—	(4.6)
Net balance at September 30, 2015	$119.9	$555.4	$175.0	$226.6	$60.3	$1,137.2

(1) See Note 4 for further information on goodwill resulting from recent acquisitions.

The Company’s Other intangible assets, net at September 30, 2015, were as follows:

	Acquired	Accumulated	Net Book
(in millions)	Cost	Amortization	Value
Assets subject to amortization:
Intellectual property	$174.5	$(48.3)	$126.2
Customer relationships	676.6	(150.4)	526.2
Other	20.7	(13.1)	7.6
Assets not subject to amortization:
Trade names	246.1	—	246.1
Other intangible assets, net	$1,117.9	$(211.8)	$906.1

The Company’s Other intangible assets, net at December 31, 2014, were as follows:

	Acquired	Accumulated	Net Book
(in millions)	Cost	Amortization	Value
Assets subject to amortization:
Intellectual property	$146.6	$(37.8)	$108.8
Customer relationships	494.6	(122.3)	372.3
Other	20.6	(12.1)	8.5
Assets not subject to amortization:
Trade names	122.1	—	122.1
Other intangible assets, net	$783.9	$(172.2)	$611.7

Estimated amortization expense for the remainder of 2015 and the next four years is as follows: $15.0 million remaining in 2015, $58.8 million in 2016, $58.0 million in 2017, $58.0 million in 2018, and $57.9 million in 2019.

The net carrying values of the Company’s Other intangible assets by reportable segment were as follows:

	September 30,	December 31,
(in millions)	2015	2014

Carlisle Construction Materials	$63.6	$72.3
Carlisle Interconnect Technologies	364.7	386.6
Carlisle Fluid Technologies	331.4	—
Carlisle Brake & Friction	118.8	123.5
Carlisle FoodService Products	27.6	29.3
Total	$906.1	$611.7

The most recent annual goodwill impairment test was performed for all reporting units as of October 1, 2014.  The Company also performs Step 1 of the goodwill impairment test on an interim basis upon the occurrence of events or substantive changes in circumstances that indicate that a reporting unit’s carrying value may be less than its fair value.

The CBF reporting unit’s goodwill as of September 30, 2015 and December 31, 2014 was $226.6 million.  The Company determined through ongoing monitoring that due to various factors it was appropriate to perform Step 1 of the goodwill impairment test as of September 30, 2015. Consistent with the policy described in the 2014 Form 10-K, the Company performed Step 1 of the goodwill impairment test using a discounted cash flow analysis to estimate the fair value of the CBF reporting unit and concluded that its fair value continues to exceed its carrying value.

The Company also evaluated the indefinite-lived intangible assets, primarily trademarks and trade names with a carrying value of $53.5 million, associated with the CBF reporting unit for impairment as of September 30, 2015.  The analysis did not result in an impairment of CBF’s trade names as their estimated fair value exceeded their carrying value.

As noted above, the Company believes that the facts and circumstances as of September 30, 2015, indicate that no impairment exists with respect to CBF’s goodwill and other indefinite-lived intangible assets. If the estimates of recovery in CBF’s end markets do not materialize as expected and/or the U.S. Dollar continues to strengthen and therefore results continue to be lower than anticipated, an impairment loss may be recorded.

Note 11—Commitments and Contingencies

Leases

The Company currently leases a portion of its manufacturing facilities, distribution centers, and equipment, some of which include scheduled rent increases stated in the lease agreement generally expressed as a stated percentage increase of the minimum lease payment over the lease term.  The Company currently has no leases that require rent to be paid based on contingent events nor has it received any lease incentive payments.  Rent expense was $19.3 million and $17.6 million for the nine months ended September 30, 2015 and 2014, respectively, inclusive of rent based on scheduled rent increases and rent holidays recognized on a straight-line basis.  Future minimum payments under the Company’s various non-cancelable operating leases are approximately $4.4 million for the remainder of 2015, $16.1 million in 2016, $12.8 million in 2017, $10.7 million in 2018, $8.3 million in 2019, and $12.3 million thereafter.

Workers’ Compensation Claims and Related Losses

The Company has accrued approximately $21.4 million and $23.5 million related to workers’ compensation claims at September 30, 2015 and December 31, 2014, respectively.  At September 30, 2015, $6.7 million and $14.7 million are included in Accrued expenses and Other long-term liabilities, respectively, and at December 31, 2014, $7.8 million and $15.7 million were included in Accrued expenses and Other long-term liabilities, respectively, in the Condensed Consolidated Balance Sheet.  Workers’ compensation obligations related to former employees associated with the Transportation Products business and arising prior to the sale of the Transportation Products business have been retained by the Company, and the Company is obligated to pay the related claims until they are extinguished or otherwise settled.  The Company will not be held liable for any workers’ compensation claims related to the former Transportation Products business incurred after December 31, 2013.  The liability related to workers’ compensation claims, both those reported to the Company and those incurred but not yet reported, is estimated based on actuarial estimates and loss development factors and the Company’s historical loss experience.

The Company maintains occurrence-based insurance coverage with certain insurance carriers in accordance with its risk management practices that provides for reimbursement of workers’ compensation claims in excess of $0.5 million.  The Company records a recovery receivable from the insurance carriers when such recovery is deemed probable based on the nature of the claim and history of recoveries.  At September 30, 2015, the Company did not have any recovery receivables recorded for workers’ compensation claims.

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

Environmental Matters

The Company is subject to increasingly stringent environmental laws and regulations, including those relating to air emissions, wastewater discharges, chemical and hazardous waste management and disposal. Some of these environmental laws hold owners or operators of land or businesses liable for their own and for previous owners’ or operators’ releases of hazardous or toxic substances or wastes.  Other environmental laws and regulations require the obtainment of and compliance with environmental permits.  To date, costs of complying with environmental, health, and safety requirements have not been material and we do not currently have any significant accruals related to potential future costs of environmental remediation as of September 30, 2015, nor do we have an asset retirement obligation recorded as of that date.  However, the nature of the Company’s operations and its long history of industrial activities at certain of its current or former facilities, as well as those acquired, could potentially result in material environmental liabilities or asset retirement modifications.

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

Note 12—Borrowings

As of September 30, 2015 and December 31, 2014 the Company’s borrowings were as follows:

	September 30,	December 31,
(in millions)	2015	2014
3.75% notes due 2022, net of unamortized discount of ($0.8) and ($0.9), respectively	$349.2	$349.1
5.125% notes due 2020, net of unamortized discount of ($0.6) and ($0.7), respectively	249.4	249.3
6.125% notes due 2016, net of unamortized discount of ($0.1) and ($0.2), respectively	149.9	149.8
Revolving credit facility	—	—
Industrial development and revenue bonds	—	1.5
Other, including capital lease obligations	0.1	0.1
Total long-term debt	748.6	749.8
Less 6.125% notes due 2016 classified as current	(149.9)	—
Total long-term debt, net of current portion	$598.7	$749.8

Revolving Credit Facilities

As of September 30, 2015, the Company had $600.0 million available under its Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”) administered by JPMorgan Chase Bank, N.A.  During the nine months ended September 30, 2015 and 2014, there were no borrowings under the revolving credit facility.

Uncommitted Line of Credit

The Company also maintains an uncommitted line of credit of which $45.0 million was available for borrowing as of September 30, 2015 and December 31, 2014.  During the nine months ended September 30, 2015 and 2014, there were no borrowings under the uncommitted line of credit.

Industrial Development and Revenue Bonds

The industrial development and revenue bonds were collateralized by letters of credit, Company guarantees, and/or by the facilities and equipment acquired through the proceeds of the related bond issuances. The Company repaid the remaining $1.5 million of the outstanding principal on the industrial development and revenue bonds during the second quarter of 2015.

Covenants and Limitations

Under the Company’s debt and credit facilities, the Company is required to meet various restrictive covenants and limitations, including limitations on certain leverage ratios, interest coverage and limits on outstanding debt balances held by certain subsidiaries. The Company was in compliance with all covenants and limitations as of September 30, 2015 and December 31, 2014.

Other Matters

At September 30, 2015, the fair value of the Company’s par value $350 million, 3.75% senior notes due 2022, $250 million, 5.125% senior notes due 2020, and par value $150 million, 6.125% senior notes due 2016, using Level 2 inputs in the fair value hierarchy, was approximately $351.5 million, $272.6 million and $154.7  million, respectively.  Fair value is estimated based on current yield rates plus the Company’s estimated credit spread available for financings with similar terms and maturities.

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

Components of net periodic benefit cost were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2015	2014	2015	2014

Service cost	$0.9	$0.9	$2.8	$2.7
Interest cost	1.8	1.9	5.3	5.8
Expected return on plan assets	(2.6)	(2.6)	(7.8)	(8.0)
Amortization of unrecognized loss	1.3	1.1	3.9	3.2

Net periodic benefit cost	$1.4	$1.3	$4.2	$3.7

The Company made no contributions to the pension plans during the nine months ended September 30, 2015.  No minimum contributions to the pension plans are required in 2015.  In light of the plans’ funded status, the Company does not expect to make discretionary contributions to its pension plans in 2015.

During 2015, the Company expects to pay approximately $1.0 million in participant benefits under the non-funded executive supplemental and director plans.

Defined Contribution Plans

The Company maintains defined contribution plans covering a significant portion of its employees.  Expenses for the plans were $2.9 million and $2.8 million for the three months ended September 30, 2015 and 2014, respectively, and $9.4 million and $8.4 million for the nine months ended September 30, 2015 and 2014, respectively.

Employee Stock Ownership Plan

The Company sponsors an employee stock ownership plan (“ESOP”) as part of one of its existing savings plans.  Costs for the ESOP are included in the defined contribution plans noted above.  The ESOP is available to eligible domestic employees and includes a match of contributions made by plan participants to the savings plan up to a maximum of 4.0% of a participant’s eligible compensation, divided between cash and an employee-directed election of the Company’s common stock, not to exceed 50% of the total match.  Participants are not allowed to direct savings plan contributions to an investment in the Company’s common stock.  Total shares held by the ESOP were 1.3 million at September 30, 2015 and 1.4 million December 31, 2014.

Note 14— Deferred Revenue and Extended Product Warranties

Deferred revenue consists primarily of unearned revenue related to separately priced extended warranty contracts on sales of certain products, the most significant being those offered on its installed roofing systems within the Construction Materials segment.

Roofing Systems Deferred Revenue

The amount of revenue recognized related to extended product warranties covering roofing systems was $4.7 million and $4.9 million for the three month periods ended September 30, 2015 and 2014, respectively, and $13.8 million and $13.4 million for the nine month periods ended September 30, 2015 and 2014, respectively.  Deferred revenue recognized in the Condensed Consolidated Balance Sheets includes the following related to roofing systems extended product warranty contracts:

	September 30,	December 31,
(in millions)	2015	2014
Deferred revenue
Current	$17.7	$17.5
Long-term	155.8	150.7
Deferred revenue liability	$173.5	$168.2

Expected costs of services to be performed under extended product warranty contracts are actuarially determined.  Any expected costs in excess of deferred revenue are recognized within Accrued expenses.

Other Deferred Revenue

Other deferred revenue recognized in the Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, primarily related to contracts on systems sales within the Fluid Technologies segment, was as follows:

	September 30,	December 31,
(in millions)	2015	2014
Deferred revenue
Current	$9.6	$0.4
Long-term	0.1	0.4
Deferred revenue liability	$9.7	$0.8

Note 15—Standard Product Warranties

The Company offers various warranty programs on its products included in the price of its products, primarily for certain installed roofing systems, high-performance cables and assemblies, fluid technologies, braking products, and foodservice equipment.  The Company’s liability for such warranty programs is included in Accrued expenses.  The change in the Company’s product warranty liabilities for the nine months ended September 30 was as follows:

(in millions)	2015	2014
Balance at January 1	$15.2	$14.3
Current year provision	18.9	15.7
Acquired warranty obligation	1.1	—
Current year claims	(13.2)	(14.1)
Balance at September 30	$22.0	$15.9

Note 16—Other Long-Term Liabilities

The components of Other long-term liabilities were as follows:

	September 30,	December 31,
(in millions)	2015	2014
Deferred taxes and other tax liabilities	$226.2	$195.4
Pension and other post-retirement obligations	27.3	24.8
Long-term workers’ compensation	14.7	15.7
Deferred compensation	16.3	14.0
Other	10.8	10.7
Other long-term liabilities	$295.3	$260.6

Note 17—Accumulated Other Comprehensive Income (Loss)

The changes in Accumulated other comprehensive income (loss) by component for the three months ended September 30, 2015 were as follows:

	Accrued	Foreign
	post-retirement	currency	Hedging
(in millions)	benefit liability(1)	translation	activities(2)	Total

Balance at June 30, 2015	$(30.4)	$(38.9)	$0.4	$(68.9)
Other comprehensive loss before reclassifications	—	(9.2)	—	(9.2)
Amounts reclassified from accumulated other comprehensive loss	1.3	—	(0.2)	1.1
Income tax benefit (expense)	(0.5)	—	0.1	(0.4)
Net other comprehensive income (loss)	0.8	(9.2)	(0.1)	(8.5)

Balance at September 30, 2015	$(29.6)	$(48.1)	$0.3	$(77.4)

The changes in Accumulated other comprehensive income (loss) by component for the three months ended September 30, 2014 were as follows:

	Accrued	Foreign
	post-retirement	currency	Hedging
(in millions)	benefit liability(1)	translation	activities(2)	Total

Balance at June 30, 2014	$(27.6)	$(2.6)	$0.8	$(29.4)
Other comprehensive loss before reclassifications	—	(18.1)	—	(18.1)
Amounts reclassified from accumulated other comprehensive loss	1.1	—	(0.2)	0.9
Income tax benefit (expense)	(0.4)	—	0.1	(0.3)
Net other comprehensive income (loss)	0.7	(18.1)	(0.1)	(17.5)

Balance at September 30, 2014	$(26.9)	$(20.7)	$0.7	$(46.9)

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

The changes in Accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2015 were as follows:

	Accrued	Foreign
	post-retirement	currency	Hedging
(in millions)	benefit liability(1)	translation	activities(2)	Total

Balance at December 31, 2014	$(32.0)	$(30.4)	$0.6	$(61.8)
Other comprehensive loss before reclassifications	—	(17.7)	—	(17.7)
Amounts reclassified from accumulated other comprehensive loss	3.9	—	(0.4)	3.5
Income tax benefit (expense)	(1.5)	—	0.1	(1.4)
Net other comprehensive income (loss)	2.4	(17.7)	(0.3)	(15.6)

Balance at September 30, 2015	$(29.6)	$(48.1)	$0.3	$(77.4)

The changes in Accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2014 were as follows:

	Accrued	Foreign
	post-retirement	currency	Hedging
(in millions)	benefit liability(1)	translation	activities(2)	Total

Balance at December 31, 2013	$(28.2)	$(4.3)	$1.0	$(31.5)
Other comprehensive loss before reclassifications	(0.6)	(16.4)	—	(17.0)
Amounts reclassified from accumulated other comprehensive loss	3.1	—	(0.5)	2.6
Income tax benefit (expense)	(1.2)	—	0.2	(1.0)
Net other comprehensive income (loss)	1.3	(16.4)	(0.3)	(15.4)

Balance at September 30, 2014	$(26.9)	$(20.7)	$0.7	$(46.9)

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

We have a long-standing acquisition strategy. Traditionally, we have focused on acquiring new businesses that can be added to existing operations, or ‘‘bolt-ons.” In addition, we consider acquiring new businesses that can operate independently from other Carlisle companies. Factors we consider in making an acquisition include technology, customer dispersion, operating capabilities, growth potential and consolidation opportunities.  We have also pursued the sale of operating divisions when it is determined they no longer fit within the Company’s long-term goals or strategy.

On April 1, 2015, the Company acquired 100% of the Finishing Brands business from Graco Inc. (“Graco”) for total cash consideration of $598.9 million, net of $12.2 million cash acquired.  The Company funded the acquisition with cash on hand.  As of the acquisition date, the Company recorded a payable to Graco for $20.6 million representing the estimated working capital settlement.  In the third quarter of 2015, the Company finalized the working capital settlement with Graco for $21.1 million in cash.  The additional cash consideration paid has been allocated to goodwill.  The Company has reported the results of the acquired business as a new reporting segment named Carlisle Fluid Technologies.  CFT is a global manufacturer and supplier of finishing equipment and systems serving diverse end markets for paints and coatings, including original equipment (“OE”) automotive, automotive refinishing, aerospace, agriculture, construction, marine, rail, and other industrial applications.  From the period beginning April 1, 2015 through September 30, 2015, the CFT has contributed net sales of $129.6 million and EBIT of $9.1 million.

For a more in-depth discussion of the results discussed in this “Executive Overview”, please refer to the discussion on “Financial Reporting Segments” presented later in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

In the third quarter 2015, net sales increased 7.6% to $973.1 million, compared to $904.1 million for the prior year period.  The acquisitions of Finishing Brands, reported in the Fluid Technologies segment, and LHi Technology (“LHi”), reported in the Interconnect Technologies segment, contributed 10.4% to net sales in the third quarter.  Organic net sales (defined as net sales excluding sales from acquisition within the last twelve months, as well as the impact of changes in foreign exchange rates) declined by 1.0% in the third quarter.  Contributing to the decline in the third quarter was an organic net sales decline at Construction Materials of 1.2%.  In addition, the Brake & Friction segment experienced a net organic sales decline of 16% on further downturn in its key markets of agriculture, construction and mining.  Partially offsetting this was higher organic net sales growth at Interconnect Technologies of 7.4%.  Fluctuations in foreign currency exchange rates negatively impacted net sales by 1.8% in the third quarter of 2015 versus the prior year.

For the third quarter of 2015, EBIT grew 21% to $161.8 million, reflecting lower raw material costs, primarily at Construction Materials, contribution from acquisitions, and lower labor and material usage costs from the Carlisle Operating System.  EBIT margin in the third quarter 2015 increased 180 basis points to 16.6%, primarily reflecting lower raw material costs and savings from the Carlisle Operating System.  Income from continuing operations, net of tax, increased 20% in the third quarter of 2015 to $103.6 million from $86.3 million in the third quarter of 2014, primarily due to higher EBIT in 2015 driven by the above factors.

For the nine months ended September 30, 2015, net sales increased 10.5% to $2.67 billion, compared to $2.41 billion for the same period in 2014, reflecting organic net sales growth of 3.9% and acquisition growth of 8.6%, partially offset by the negative impact of foreign exchange fluctuations of 2.0%.  Organic net sales growth was led by organic net sales growth of 8.3% at Interconnect Technologies and 5.3% at Construction Materials.  This increase was partially offset by lower organic net sales at Brake & Friction and FoodService Products.

For the first nine months of 2015, EBIT grew 18% reflecting lower raw material costs, higher sales volume, lower labor and material usage costs from the Carlisle Operating System, and contribution from acquisitions, partially offset by lower selling price.  Included in EBIT for the first nine months of 2015 was $10.7 million in non-recurring acquisition related costs.  Income from continuing operations, net of tax, of $237.9 million increased 20% in the first nine months of 2015 from income of $198.4 million in the first nine months of 2014.  The increase was due to higher EBIT driven by the aforementioned factors.

For the full year 2015, we expect low-to-mid single digit percent organic net sales growth driven by organic net sales growth in the Interconnect Technologies and Construction Materials segments.  Partially offsetting this is lower sales performance at Brake & Friction.  We expect the acquisitions of LHi and Finishing Brands will contribute between 8% and 9% to our overall sales in 2015.  For the full year 2015, excluding the impact of the new Fluid Technologies segment, the impact of the stronger U.S. Dollar is expected to reduce our sales by approximately 1.8% versus the prior year based on foreign exchange rates as of September 30, 2015.

For the full year 2015, we expect EBIT growth over 2014 from lower cost materials primarily at Construction Materials, organic net sales growth, lower labor and material usage costs from the Carlisle Operating System, and contributions from acquisitions.  We expect to achieve EBIT margin improvement from lower raw material costs and lower labor and material usage costs from the Carlisle Operating System.  Based on exchange rates as of September 30, 2015, the impact of the stronger U.S. Dollar is expected to negatively impact EBIT by approximately $14 million.  In future periods, the acquisitions of LHi and the Finishing Brands business are expected to provide further growth and EBIT margin expansion to Carlisle due to the growth prospects for each of their respective markets and the highly-engineered content of their product offerings.

Net Sales

	Three Months Ended September 30,			Acquisition	Volume	Price	Exchange
(in millions)	2015	2014	Change	Effect	Effect	Effect	Rate Effect

Net sales	$973.1	$904.1	7.6%	10.4%	0.6%	(1.6)%	(1.8)%

	Nine Months Ended September 30,			Acquisition	Volume	Price	Exchange
(in millions)	2015	2014	Change	Effect	Effect	Effect	Rate Effect

Net sales	$2,667.0	$2,414.0	10.5%	8.6%	5.1%	(1.2)%	(2.0)%

For the third quarter of 2015, organic net sales decreased 1.0% reflecting 1.6% lower selling price, offset by 0.6% higher net sales volume.  The decrease in selling price was primarily due to lower price at Interconnect Technologies and Construction Materials, and higher selling price incentives at Foodservice Products related to changes in customer mix.  Higher net sales volume was led by growth at Interconnect Technologies, which achieved higher net sales in its aerospace and military markets.  Net sales growth at Construction Materials was relatively level to the prior year due to slower growth in the commercial construction market and Construction Material’s efforts to maintain selling price levels.  Net sales at Brake & Friction declined organically by 16% due to continued weakness in its key markets of construction, agriculture and mining, which all experienced double digit net sales declines.  Acquisitions contributed $93.8 million, or 10.4%, to sales in the third quarter comprised of $67.9 million in sales at Fluid Technologies and $25.9 million from the acquisition of LHi reported in the Interconnect Technologies segment.  The negative 1.8% impact from fluctuations in foreign exchange was primarily attributable to the weaker Euro and Canadian Dollar versus the U.S.

Dollar impacting the Construction Materials segment and the weaker Euro and British pound versus the U.S. Dollar impacting the Brake & Friction segment.

For the first nine months of 2015, organic net sales growth was driven by stronger demand at Interconnect Technologies and Construction Materials.  Acquisitions contributed $208.6 million, or 8.6%, to net sales in the first nine months of 2015, comprised of $129.6 million in net sales at Fluid Technologies and $79.0 million in net sales from the acquisition of LHi reported in the Interconnect Technologies segment.

We have a long-term goal of achieving 30% of total net sales from outside the United States.  Total sales to customers located outside the United States increased 17 % from $587.3 million in the first nine months of 2014, or 24.3% of net sales, to $689.0 million in the first nine months of 2015, or 25.8% of net sales. The increase in global sales was primarily driven by contribution from the acquisition of LHi reported in Interconnect Technologies of $20.0 million, and contribution from Finishing Brands reported in the Fluid Technologies segment of $75.2 million.  The increase in net sales to customers outside the United States also reflects higher organic net sales at Interconnect Technologies. These increases were partially offset by the negative impact of foreign exchange fluctuations primarily at Construction Materials and Brake & Friction and lower net sales volume at Brake & Friction and Foodservice Products.

Gross Margin

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2015	2014	Change	2015	2014	Change

Gross profit	$295.5	$237.1	24.6%	$753.9	$623.8	20.9%
Gross margin	30.4%	26.2%		28.3%	25.8%

For the third quarter of 2015, gross margin (gross profit expressed as a percentage of net sales) increased 420 basis points versus the prior year period due to lower raw material costs at Construction Materials, reduction in material usage and labor costs driven by COS, and the non-recurrence from the prior year of $2.0 million in plant startup costs at Construction Materials.  These positive impacts were partially offset by lower selling price.

The increase in gross margin for the first nine months of 2015 versus the prior year was similarly impacted by the above noted factors.  Included in cost of goods sold for the first nine months of 2015 was $8.6 million in additional cost of goods sold from the acquisition of Finishing Brands reported in the Fluid Technologies segment resulting from recording acquired inventory at fair value.  Included in cost of goods sold for the first nine months of 2014 was $5.6 million in plant startup costs at Construction Materials.

Selling and Administrative Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2015	2014	Change	2015	2014	Change

Selling and administrative expenses	$121.7	$94.4	28.9%	$345.4	$282.0	22.5%
As a percentage of net sales	12.5%	10.4%		13.0%	11.7%

Selling and administrative expense as a percentage of net sales increased 210 basis points to 12.5% as a result of the Fluid Technologies segment having a higher ratio of selling and administrative expense to net sales versus the other segments, in part due to the amortized cost of acquired intangible assets.  The increase in selling and administrative expenses in the third quarter of 2015 of $27.3 million included $21.4 million of expenses from acquired operations.  Selling and administrative expenses also increased from higher staffing and performance-based incentive compensation costs at Construction Materials, $1.1 million in severance expense at Brake & Friction, and increased Corporate expenses.  These increased expenses were partially offset by lower selling and administrative expense costs at Brake & Friction due to lower net sales volume and cost reduction efforts.

Selling and administrative expenses in the first nine months of 2015 as a percentage of sales were similarly impacted by the above noted factors as well as higher selling expense at Interconnect Technologies.  The increase in selling and administrative expenses in the first nine months of 2015 of $63.4 million included $47.4 million of expense from acquired operations.  During the nine months ended September 30, 2015, the company incurred $2.1 million in transaction costs related to the Finishing Brands acquisition, of which $0.7 million was allocated to the Fluid Technologies segment and the remaining $1.4 million incurred at Corporate.

Research and Development Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2015	2014	Change	2015	2014	Change

Research and development expenses	$11.3	$8.6	31.4%	$31.0	$25.0	24.0%
As a percentage of net sales	1.2%	1.0%		1.2%	1.0%

The increase in research and development expenses during the three and nine months ended September 30, 2015 reflected increased activities related to new product development.  Acquired operations added $1.4 million and $2.8 million in research and development expenses to the three and nine month periods ended September 30, 2015, respectively.

Other Expense (Income), net

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2015	2014	Change	2015	2014	Change

Other expense (income), net	$0.7	$0.1	(600.0)%	$1.3	$(2.5)	152.0%
As a percentage of net sales	0.1%	0.0%		0.0%	(0.1)%

Other expense, net in the three and nine months ended September 30, 2015 primarily reflects foreign exchange losses.  Other income, net in the nine months ended September 30, 2014 primarily reflects receipt of $0.9 million in final settlement proceeds at Interconnect Technologies, related to the Thermax acquisition, and a $1.1 million gain at FoodService Products on the sale of its exited property in The Netherlands.

EBIT (Earnings Before Interest and Taxes)

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2015	2014	Change	2015	2014	Change

EBIT	$161.8	$134.0	20.7%	$376.2	$319.3	17.8%

EBIT Margin	16.6%	14.8%		14.1%	13.2%

EBIT growth in the third quarter of 2015 versus the prior year was primarily attributable to lower raw material costs primarily at Construction Materials, reduction in material usage and labor costs driven by COS, and contribution from acquisitions.  These positive impacts were partially offset by the negative impacts of lower selling price and foreign exchange fluctuations.  The LHi acquisition in Interconnect Technologies contributed EBIT of $3.4 million.  The Finishing Brands acquisition reported in the Fluid Technologies segment contributed EBIT of $10.1 million.  These positive impacts were partially offset by lower selling price and lower performance at Brake & Friction.

EBIT margin increased 180 basis points to 16.6% in the third quarter of 2015 primarily driven by lower per unit costs resulting from lower raw material costs, as well as a reduction in material usage and labor costs driven by COS.

The increase in EBIT for the first nine months of 2015 versus the prior year was similarly impacted by the factors mentioned above.  The LHi acquisition in Interconnect Technologies contributed $7.8 million to EBIT in the first nine months of 2015.  The Finishing Brands acquisition reported in the Fluid Technologies segment contributed EBIT of $9.1 million.  Included in Fluid Technologies EBIT contribution of $9.1 million was $9.3 million in acquisition related expenses, consisting of $8.6 million in additional cost of goods sold resulting from the fair valuation of acquired inventory and $0.7 million in transaction costs.  Also included in our overall EBIT for the first nine months of 2015 was $1.4 million in transaction costs recorded at Corporate for the Finishing Brands acquisition.  By comparison, included in EBIT for the first nine months of 2014 was $5.6 million in plant startup expenses at Construction Materials.

Interest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2015	2014	Change	2015	2014	Change

Interest expense	$8.8	$8.1		$26.1	$24.9
Interest income	(0.1)	(0.4)		(0.5)	(1.1)
Interest expense, net	$8.7	$7.7	13.0%	$25.6	$23.8	7.6%

The increase in net interest expense in the three and nine month periods ending September 30, 2015 versus the prior year primarily reflects a reduction in interest capitalized into property, plant and equipment in 2015 versus 2014 and lower interest income as a result of lower cash on hand in 2015 versus 2014.

Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2015	2014	Change	2015	2014	Change

Income tax expense	$49.5	$40.0	23.8%	$112.7	$97.1	16.1%
Effective tax rate	32.3%	31.7%		32.1%	32.9%

The Company’s 2015 year-to-date provision for income taxes includes tax on ordinary earnings at an anticipated rate of approximately 33%. The 32.3% effective rate for the third quarter of 2015 includes current quarter discrete tax net benefit of $2.1 million. The Company’s third quarter 2014 effective tax rate of 31.7% reflected discrete tax net benefit of $1.7 million resulting primarily from a previous year tax return finalization.

The Company expects its full year effective tax rate to be between 32% and 33%.

Income from Continuing Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2015	2014	Change	2015	2014	Change

Income from continuing operations	$103.6	$86.3	20.0%	$237.9	$198.4	19.9%

EPS
Basic	$1.59	$1.34		$3.64	$3.07
Diluted	1.56	1.31		3.58	3.01

Income from continuing operations increased 20% in the third quarter of 2015 versus the prior year primarily due to higher EBIT. The increase in income from continuing operations of 20% during the first nine months of 2015 versus the prior year primarily reflects higher EBIT and a lower effective tax rate in 2015 versus 2014.

Net Income

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2015	2014	Change	2015	2014	Change

Income from continuing operations	$103.6	$86.3	20.0%	$237.9	$198.4	19.9%

EPS
Basic	$1.59	$1.34		$3.64	$3.07
Diluted	1.56	1.31		3.58	3.01

The increase in Net income during the three and nine month periods ended September 30, 2015 versus the prior period was primarily attributable to higher income from continuing operations in 2015 versus 2014.

Acquisitions and Disposals

As previously stated, we have a long-standing acquisition strategy that has traditionally focused on bolt-on acquisitions. Factors we consider in making an acquisition include technology, customer dispersion, operating capabilities, growth potential and consolidation opportunities.  We have also pursued the sale of operating divisions when it is determined they no longer fit within the Company’s long-term goals or strategy.

On April 1, 2015, the Company acquired 100% of the Finishing Brands business from Graco Inc. (“Graco”) for total cash consideration of $598.9 million, net of $12.2 million cash acquired.  The Company funded the acquisition with cash on hand.  As of the acquisition date, the Company recorded a payable to Graco for $20.6 million representing the estimated working capital settlement.  In the third quarter of 2015, the Company finalized the working capital settlement with Graco for $21.1 million in cash.  The additional cash consideration paid has been allocated to goodwill.  The Company has reported the results of the acquired business as a new reporting segment named Carlisle Fluid Technologies.  CFT is a global manufacturer and supplier of finishing equipment and systems serving diverse end markets for paints and coatings, including OE automotive, automotive refinishing, aerospace, agriculture, construction, marine, rail, and other industrial applications.  The preliminary amount of goodwill recorded related to the acquisition is approximately $176.2 million as of September 30, 2015.

The goodwill recognized in the acquisition of Finishing Brands is attributable to the experienced workforce of Finishing Brands, the expected operational improvements through implementation of COS, opportunities for geographic and product line expansions in addition to supply chain efficiencies, and the significant strategic value of the business to Carlisle.

On October 1, 2014, the Company completed the acquisition of LHi for $194.0 million, utilizing cash on hand.  LHi’s manufacturing operations are located in Shenzhen, China.  LHi provides world-class medical device manufacturers with interconnect components used for patient monitoring, electrosurgery, diagnostic imaging and surgical instrumentation.  Results of LHi’s operations are reported within the Interconnect Technologies segment.  The acquisition of LHi complements Interconnect Technologies’ existing medical cabling product offerings, adds global presence, and provides further end market diversification within the Interconnect Technologies segment.  The final amount of goodwill recorded related to the acquisition of LHi was $112.8 million.

Financial Reporting Segments

Carlisle Construction Materials (“CCM”)

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change	Change			Change	Change
(in millions)	2015	2014	$	%	2015	2014	$	%

Net sales	$570.1	$589.1	$(19.0)	(3.2)%	$1,519.0	$1,472.2	$46.8	3.2%
EBIT	$115.5	$97.0	$18.5	19.1%	$264.3	$210.0	$54.3	25.9%
EBIT Margin	20.3%	16.5%			17.4%	14.3%

CCM’s net sales decline during the third quarter of 2015 versus the prior year period reflected a 2.0% negative impact from fluctuations in foreign exchange and an organic net sales decline of 1.2%.  CCM’s organic net sales decline was primarily driven by slightly lower selling price and relatively flat net sales volume.  Demand for commercial roofing applications in the third quarter slowed from the first half of 2015 in part due to CCM’s firmness in maintaining selling price, which resulted in a limited price decline during the third quarter.  CCM’s net sales into Europe, excluding the impact of foreign exchange fluctuations, grew organically by 12%. CCM’s net sales into Canada, excluding the impact of foreign exchange, declined organically by approximately 25% in the third quarter of 2015 reflecting lower demand and the aforementioned maintenance of selling price.

For the first nine months of 2015, CCM’s 3.2% net sales growth primarily reflected organic net sales growth of 5.3%, partially offset by a 2.1% negative impact from foreign exchange fluctuations.  CCM experienced strong commercial roofing demand through the first six months of 2015 followed by lower demand in the third quarter. On a year-to-date basis, CCM’s net sales volume growth was primarily driven by increased activity in both commercial construction and reroofing.

CCM’s EBIT grew 19% in the third quarter 2015 due to contribution from lower raw material costs, lower labor and material usage costs from COS and the non-recurrence of $2.0 million in plant startup expense from the third quarter of 2014.  CCM’s raw material costs were lower than the prior year primarily due to lower input costs driven by the decline in crude oil and other energy commodity pricing.  These positive impacts were partially offset by unfavorable changes in mix, lower selling price and the negative impact of foreign exchange fluctuations related to the U.S. Dollar versus the Canadian Dollar and versus the Euro.  CCM’s EBIT margin improved 380 basis points versus the prior year period to 20.3%, reflecting the aforementioned impacts to EBIT in the third quarter of 2015 versus the prior year.

For the first nine months of 2015, the increase in CCM’s EBIT margin of 310 basis points versus the prior year were similarly impacted by the factors mentioned above. Included in CCM’s EBIT for the nine month period ending September 30, 2014 were plant startup costs of $5.6 million.

CCM’s net sales growth in 2015 is expected to be in the low-to-mid single digit percent range reflecting strong demand through the first half of 2015 and more moderated demand in the second half of 2015 in part due to efforts to maintain current selling prices.  CCM’s net sales and EBIT are generally higher in the second and third quarters of the year due to increased construction activity during these periods.  CCM’s commercial roofing business is comprised of approximately 70% of net sales from reroofing, which derives demand from a large base of installed roofs requiring replacement in a given year, and 30% from roofing for new commercial construction.

While net sales growth in the third quarter was flat organically, the overall outlook for commercial roofing is positive based upon continued growing demand for commercial construction in the United States as well as increased enforcement of building codes related to energy efficiency driving demand for commercial insulation products. Budget constraints at local and federal government levels could have a negative impact on growth rates in the market for institutional construction.  Growth in demand in the commercial construction market can be negatively impacted by changes in fiscal policy and increases in interest rates.  The availability of labor to fulfill installations may also be a near term constraint on growth in the commercial roofing market.

CCM’s EBIT margin is expected to improve significantly in 2015 versus the prior year due to lower raw material costs driven by lower crude oil and related commodity pricing, lower labor and material usage costs from COS, and the non-recurrence of $9.0 million in plant startup costs incurred in 2014.

While market conditions in the commercial roofing market have improved, maintaining selling price levels has been a challenge in the past and is subject to significant price competition.  Current pricing levels for crude oil and other feedstock costs continue to reduce CCM’s raw material costs versus the prior year; however, CCM’s ability to obtain incremental EBIT margin from lower costs is dependent upon selling price competition within the commercial roofing market.

Carlisle Interconnect Technologies (“CIT”)

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change	Change			Change	Change
(in millions)	2015	2014	$	%	2015	2014	$	%

Net sales	$202.3	$164.4	$37.9	23.1%	$595.0	$477.5	$117.5	24.6%
EBIT	$41.2	$33.9	$7.3	21.5%	$111.8	$98.7	$13.1	13.3%
EBIT Margin	20.4%	20.6%			18.8%	20.7%

CIT’s net sales growth of 23% reflected acquisition growth of 16% and organic growth of 7.4%.  CIT’s organic net sales growth primarily reflected 11% higher net sales volume offset by 3.5% lower selling price.  Net sales in CIT’s aerospace market were up 8%, on higher demand for in-flight entertainment and connectivity applications (“IFEC”) and increased net sales volume for aircraft programs.  These positive impacts were partially offset by lower selling price primarily due to contractual price reductions.   Net sales into the military market grew 10% on new defense program applications.  Net sales into the test and measurement market were relatively flat to the prior year reflecting timing of orders from larger customers within this market.  Net sales into the industrial market declined by 20% versus the prior year.  The acquisition of LHi, in the medical market, contributed $25.9 million in net sales in the third quarter of 2015.

CIT’s 25% net sales growth for the first nine months of 2015 versus the prior year was comprised of acquisition growth of 17% and organic net sales growth of 8.3%.  The acquisition of LHi contributed $79.0 million in net sales for the first nine months of 2015.  CIT’s organic net sales growth of 8.3% reflected an 8% increase in aerospace sales, a 14% increase in test and measurement sales, and a 9% increase in military sales, partially offset by a 14% decline in sales for CIT’s industrial connector applications.

CIT’s EBIT increased 22% in the third quarter 2015 on higher net sales volume, lower labor and material usage costs from COS, and $3.4 million in EBIT contribution from the acquisition from LHi, partially offset by lower contractual selling price.  CIT’s EBIT margin in the third quarter of 2015 of 20.4% was relatively unchanged versus the prior year despite contractual selling price reductions and the dilutive impact of the LHi acquisition on margin.  These negative impacts were partially offset by lower per unit costs resulting from higher capacity utilization and lower labor and material usage costs from COS.

For the first nine months of 2015, CIT’s EBIT margin decreased 190 basis points versus the prior year primarily due to contractual selling price reductions and the dilutive impact of the LHi acquisition on margin.  Included in CIT’s EBIT for the first nine months of 2014 was $0.9 million in Other income, net for proceeds received in final settlement of the Thermax acquisition.

During 2014, CIT began construction on a new 216,000 sq. ft. manufacturing facility in Nogales, Mexico, to meet growing demand for its aerospace applications and to support growth in its medical applications.  The total cost of CIT’s new facility was $23.1 million spent through the third quarter of 2015.  Shipments began in the first quarter 2015 and the project was completed in the second quarter of 2015.

The outlook for CIT in the commercial aerospace market remains favorable with a strong delivery cycle for new wide body aircraft expected over the next several years.  Both Airbus and Boeing forecast growing demand for aircraft delivery over this time period. The outlook for the market for IFEC applications also remains positive on increasing demand for on board connectivity applications used in both installed aircraft seating and for personal mobile devices.  One of CIT’s customers, for which it supplies IFEC applications, comprises approximately 22% of CIT’s total sales.  CIT’s net sales growth outlook for the aerospace market in 2015 is expected to be in the mid-single digit percent range reflecting strong net sales volume growth, partially offset by the impact of contractual selling price reductions.

The outlook for cabling and interconnect applications in the medical technology industry continues to be favorable. With the acquisition of LHi, CIT has added new products, customers, and complementary technologies to support its expansion into the growing healthcare technology market as well as to further diversify CIT’s end markets.

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

Carlisle Fluid Technologies (“CFT”)

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change	Change			Change	Change
(in millions)	2015	2014	$	%	2015	2014	$	%

Net sales	$67.9	$—	$67.9	—%	$129.6	$—	$129.6	—%
EBIT	$10.1	$—	$10.1	—%	$9.1	$—	$9.1	—%
EBIT Margin	14.9%	—%			7.0%	—%

On April 1, 2015, the Company completed the acquisition of the Finishing Brands business from Graco Inc.  Beginning in the second quarter 2015, the Company added a reportable segment, CFT, to reflect the acquisition of Finishing Brands.  Net sales in the third quarter 2015 of $67.9 million were sequentially higher than net sales in the second quarter of $61.7 million, primarily reflecting increased sales of large fluid handling and automotive finishing systems in the third quarter.  These increased systems sales were primarily to customers in Japan and China.

Through the six month period from April 1, 2015 through September 30, 2015, CFT’s EBIT and EBIT margin includes allocated transaction costs related to the Finishing Brands acquisition of $0.7 million and additional costs of goods sold of $8.6 million related to recording acquired inventory at fair value.  These acquisition related costs were incurred in the second quarter of 2015.

CFT produces spray finishing equipment and systems utilizing highly advanced and automated technologies, including atomization, electrostatic applications, fluid handling, and curing.  CFT markets to and supplies a diverse array of end markets.  Its primary markets include the:

•                  transportation market, consisting of automotive original equipment manufacturers (“OEM”), tier 1 automotive suppliers, suppliers to the aviation and aerospace industry, and suppliers to manufacturers of trucks and buses

•                  industrial market, consisting of interior applications for the commercial and residential construction industry and suppliers of manufacturers of construction and agricultural equipment

•                  automotive refinishing market, consisting of applications for the automotive refinish and repair industry.

Other markets served include the wood finishing, protective coating and specialty finishing markets.

Approximately 20% to 25% of CFT’s annual net sales are for the development and assembly of large fluid handling or other application systems projects.  Timing of these system sales can result in sales that are higher in certain quarters versus other quarters within the same calendar year.  In addition, timing of system sales can cause significant year over year sales variances.  It is anticipated that net sales in the fourth quarter of 2015 will be higher than each of the second and third quarters of 2015 primarily due to completion of the aforementioned large systems projects.

Approximately 60% of CFT’s net sales are outside the United States.  CFT’s results of its foreign operations translated into U.S. Dollars are subject to foreign exchange fluctuations of the U.S. Dollar versus the Euro, British Pound, Japanese Yen, Chinese Renminbi, Mexican Peso, Brazilian Real and Australian Dollar.  The outlook for CFT’s sales in the transportation market is positive reflecting favorable conditions in the North American automotive market.  Despite slower economic growth conditions in the Asia Pacific region, CFT’s outlook in the Asia Pacific transportation and industrial markets is favorable due to increased penetration of the market for large and highly engineered fluid handling and automotive system solutions.  The outlook for demand for CFT’s products in the automotive refinishing market is flat to modestly negative due to consolidation activities among North American automotive repair shops as well as slower economic conditions in some of its overseas markets.

CFT is undergoing extensive acquisition integration activities and implementing COS.  It is anticipated that these activities, in addition to further investment and pursuit of new product and market development, will generate net sales growth and EBIT margin improvement in upcoming periods.

Carlisle Brake & Friction (“CBF”)

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change	Change			Change	Change
(in millions)	2015	2014	$	%	2015	2014	$	%

Net sales	$70.7	$89.3	$(18.6)	(20.8)%	$242.1	$279.1	$(37.0)	(13.3)%
EBIT	$0.5	$6.1	$(5.6)	(91.8)%	$16.8	$26.1	$(9.3)	(35.6)%
EBIT Margin	0.7%	6.8%			6.9%	9.4%

CBF’s net sales declined 21% in the third quarter 2015 due to the combination of a 16% decline from lower net sales volume and a 4.8% negative impact from foreign exchange fluctuations from the stronger U.S. Dollar versus the Euro and British pound in the third quarter 2015 versus the prior year.  CBF’s net sales into the construction market declined by 29%. CBF’s net sales into the agriculture and mining markets declined by 16% and 24%, respectively.  Markets were negatively impacted by slowing global conditions, particularly in China.

For the first nine months of 2015, CBF’s 13% net sales decrease reflected a 7.7% organic net sales decline and a 5.6% negative impact on net sales from fluctuations in foreign exchange rates.  Net sales into the construction market declined by 14%.  Net sales to the agriculture and mining markets for the first nine months of 2015 declined by 23% and 18%, respectively.

CBF’s EBIT declined 92% and its EBIT margin declined 610 basis points to 0.7% during the third quarter 2015, primarily reflecting lower net sales volume, higher per unit costs resulting from lower capacity utilization and the negative impact of foreign exchange fluctuations of approximately $0.7 million.  Also included in CBF’s EBIT in the third quarter 2015 was $1.1 million in severance costs.

CBF’s 250 basis EBIT margin decline during the first nine months of 2015 was similarly impacted by the aforementioned factors.

The outlook for CBF’s applications in its primary markets of construction, agriculture and mining is unfavorable in the near term due to slowing growth in China, lower farm incomes impacting equipment demand, and lower demand for commodities.  For the full year 2015, we expect CBF’s organic net sales to decline in the low double-digit percent range reflecting lower demand conditions in its primary markets.  The impact of foreign exchange is estimated to have an approximately 5% negative impact to CBF’s full year net sales in 2015 versus the prior year and a negative $3 million impact to its EBIT for 2015, based upon exchange rates as of September 30, 2015.  CBF has taken cost reduction measures to align with its current demand environment.  Despite cost reduction efforts, we expect CBF’s EBIT and EBIT margin to decline versus the prior year.

As of September 30, 2015 and December 31, 2014, the carrying value of the CBF reporting unit’s goodwill and other indefinite-lived intangible assets was $226.6 million and $53.3 million, respectively. The most recent annual goodwill impairment test was performed for all reporting units as of October 1, 2014.  The Company determined through ongoing monitoring that due to various factors, including changes to forecasted cash flows related to the CBF reporting unit and the strengthening of the U.S. Dollar, it was appropriate to perform Step 1 of the goodwill impairment test as of September 30, 2015.  Consistent with the policy described in the 2014 Form 10-K, the Company performed Step 1 of the goodwill impairment test using a discounted cash flow analysis to estimate the fair value of the CBF reporting unit and concluded that its fair value continues to exceed its carrying value.

The Company also evaluated the indefinite-lived intangible assets, primarily trademarks and trade names with a carrying value of $53.5 million, associated with the CBF reporting unit for impairment as of September 30, 2015.  The analysis did not result in an impairment of CBF’s trade names as their estimated fair value exceeded their carrying value.

For additional information in regards to our policy with respect to testing goodwill and indefinite-lived intangible assets for impairment, refer to “Critical Accounting Policies” in the Company’s 2014 Form 10-K.

As noted above, the Company believes that the facts and circumstances as of September 30, 2015 indicate that no impairment exists with respect to CBF’s goodwill and other indefinite-lived intangible assets. If the estimates of recovery in CBF’s end markets do not materialize as expected and/or the U.S. Dollar continues to strengthen and therefore results continue to be lower than anticipated, an impairment loss may be recorded.

While the Company believes its conclusions regarding the estimates of fair value of the CBF reporting unit and its indefinite-lived intangible assets are appropriate, the estimates of fair value of the CBF reporting unit and its indefinite-lived intangible assets are subject to uncertainty and by nature include judgments and estimates regarding various factors including the rate and extent of recovery in the markets that CBF serves, the realization of future sales price increases, fluctuations in exchange rates, fluctuation in price and availability of key raw materials, future operating efficiencies, and discount rates.

Carlisle FoodService Products (“CFSP”)

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change	Change			Change	Change
(in millions)	2015	2014	$	%	2015	2014	$	%

Net sales	$62.1	$61.3	$0.8	1.3%	$181.3	$185.2	$(3.9)	(2.1)%
EBIT	$7.7	$7.4	$0.3	4.1%	$20.3	$22.9	$(2.6)	(11.4)%
EBIT Margin	12.4%	12.1%			11.2%	12.4%

CFSP’s net sales for the third quarter of 2015 increased 1.3% primarily due to higher net sales volume partially offset by lower net selling price.  Net sales to the foodservice market increased by 2% reflecting higher demand in the domestic foodservice market, offset by changes in customer mix and lower international demand in Europe and Asia.  Net sales to the janitorial/sanitation market grew by 5% reflecting increasing sales to new customers. Net sales to the healthcare market declined by 2%.

For the first nine months of 2015, CFSP’s net sales decreased 2.1% primarily reflecting lower net selling price partially offset by modestly higher net sales volume.  Net sales to the healthcare market decreased by 7%, in part due to lower sales of rethermalization equipment.  Net sales to the foodservice market decreased by 1% primarily reflecting lower international sales and changes in customer mix.  Net sales to the janitorial/sanitation market grew 6% due to growth in sales to new accounts.

CFSP’s EBIT increased 4.1% and its EBIT margin increased 30 basis points to 12.4% in the third quarter 2015 on lower raw material costs and operating efficiencies. These positive impacts were partially offset by the negative impact of increased selling price incentives in the third quarter 2015 versus the prior year, in part reflecting increased sales volume to larger customer accounts.

CFSP’s EBIT declined 11% and its EBIT margin declined 120 basis points during the first nine months of 2015 primarily due to lower selling price connected with selling incentives.  In addition, included in CFSP’s results for the first nine months of 2014 was a gain of $1.1 million on the sale of previously exited property in The Netherlands.  These negative impacts were partially offset by lower raw material costs and lower selling and general administrative expense.

For the full year 2015, CFSP’s net sales are expected to be relatively level to the prior year. CFSP’s EBIT margin is expected to be lower in 2015 versus the prior year primarily as a result of lower net selling price and the non-recurrence of the aforementioned gain on the sale of property in 2014.  These negative impacts are expected to be partially offset by lower raw material costs and lower selling and general administrative expense due to cost reduction efforts.

Corporate

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change	Change			Change	Change
(in millions)	2015	2014	$	%	2015	2014	$	%

Corporate expenses	$13.2	$10.4	$2.8	(26.9)%	$46.1	$38.4	$7.7	(20.1)%

As a percentage of net sales	1.4%	1.2%			1.7%	1.6%

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

Corporate expenses increased $2.8 million in the third quarter 2015 from the prior year primarily due to higher staffing costs, sponsorship of companywide management programs, including incentive payouts for COS, and higher legal costs. For the first nine months of 2015, corporate expenses similarly increased versus the prior year due to the aforementioned factors.  In addition, the company incurred $1.4 million in transaction costs for the acquisition of the Finishing Brands business in the second quarter of 2015, which was reported in Corporate expenses.

Liquidity and Capital Resources

We maintain liquidity sources primarily consisting of cash and cash equivalents and our unused committed credit facility.  As of September 30, 2015, we had $354.4 million of cash on hand, of which $118.4 million was located in wholly-owned subsidiaries of the Company outside the United States.  Cash held by subsidiaries outside the United States is held in U.S. Dollars or in the currency of the country in which it is located.  It is our intention to use cash held outside the United States to fund the operating activities of our foreign subsidiaries, to make further investments in our foreign operations, and to invest in additional growth opportunities for the Company through acquisitions.  Cash outside the United States is generally held in deposit accounts with banking institutions that are parties to our credit facility. The majority of these accounts are at bank subsidiaries that are owned by U.S. corporate banks.  Repatriation of cash held by foreign subsidiaries may require the accrual and payment of taxes in the United States; however, consistent with our unremitted earnings, we consider such related cash to be permanently reinvested in our foreign operations and our current plans do not demonstrate a need, nor do we plan, to repatriate such cash to fund U.S. operations and financing activities.  We plan to continue to invest in our international business and potential acquisitions to achieve our stated goal of 30% of net sales outside of the United States.

In addition, cash held by subsidiaries in China is subject to local laws and regulations that require government approval for conversion of such cash to and from U.S. Dollars as well as for transfer of such cash to entities that are outside of China.  As of September 30, 2015, we had cash and cash equivalents of $35.4 million located in wholly owned subsidiaries of the Company within China.

On April 1, 2015, we used $445.0 million of our cash in the United States and $132.8 million of our cash held outside the United States to acquire the Finishing Brands business from Graco Inc.  In the third quarter 2015, we paid a final working capital adjustment of $21.1 million to Graco Inc. consisting of $2.5 million of our cash in the United States and $18.6 of our cash held outside the United States.

Sources and Uses of Cash and Cash Equivalents

	Nine Months Ended September 30,
(in millions)	2015	2014
Net cash provided by operating activities	$352.9	$164.7
Net cash used in investing activities	(647.5)	(80.7)
Net cash used in financing activities	(78.3)	(32.3)
Effect of foreign currency exchange rate changes on cash	(3.5)	(1.1)
Change in cash and cash equivalents	$(376.4)	$50.6

The Company had net cash provided by operating activities of $352.9 million for the nine months ended September 30, 2015 compared to cash provided of $164.7 million in the prior year.  The increase in net cash provided by operating activities was attributable to increased net income, depreciation and amortization (as reconciling items from net income to cash) in 2015 versus 2014, and lower usage of cash for working capital and other assets and liabilities in 2015 versus the prior year.  Cash provided by working capital and other assets and liabilities of $14.5 million for the nine months ending September 30, 2015 was $130.6 million higher than cash used of $116.1 million for the nine months ending September 30, 2014 primarily due to lower cash used for receivables and inventories in 2015 versus 2014 and higher cash provided by changes in accrued expenses and deferred revenue in 2015 versus cash used in 2014.

We view the ratio of our average working capital balances (defined as the average of the quarter end balances, excluding current year acquisitions, of receivables, plus inventory less accounts payable) as a percentage of annualized net sales (defined as year-to-date net sales, excluding current year acquisitions, calculated on an annualized basis) as an important measure of our ability to effectively manage our cash requirements in relation to changes in sales activity.  For the nine months ending September 30, 2015, average working capital as a percentage of annualized net sales increased to 18.3%, from 17.7% during the same prior year period.  The increase primarily reflected higher average net inventory in 2015 versus the prior year due to higher expected demand.

Cash used in investing activities of $647.5 million for the nine months ended September 30, 2015 included cash utilized of $598.9 million, net of cash acquired, for the acquisition of Finishing Brands.  Capital expenditures for the first nine months of 2015 of $48.7 million, was $44.4 million lower than cash used in the prior year.  We expect our full year capital expenditures to be approximately $70 million to $80 million.

Cash used in financing activities for the nine month period ended September 30, 2015 primarily reflects cash used for the payment of dividends and share repurchases, offset by increased cash from issuances of treasury shares related to stock option activity. Starting in the first quarter 2015, the Company began its systematic share repurchase program as part of its plan to return capital to shareholders. The Company purchased 591,062 shares during the first nine months of 2015.

Debt Instruments and Covenants

At September 30, 2015, we had all of our $600 million revolving credit facility available. We did not incur any borrowings under the revolving credit facility during the three months ended September 30, 2015.  We also maintain a $45 million uncommitted line of credit, of which $45 million was available at September 30, 2015.

We have senior unsecured notes outstanding of $150 million due 2016 (at a stated interest rate of 6.125%), $250 million due 2020 (at a stated interest rate of 5.125%) and $350 million due 2022 (at a stated interest rate of 3.75%) that are rated BBB by Standard & Poor’s and Baa2 by Moody’s.  We view our debt to capital ratio (defined as short-term debt plus long-term debt divided by the sum of total Shareholders’ equity, long-term debt and short-term debt) as an important indicator of our ability to utilize debt in financing acquisitions. As of September 30, 2015, our debt to capital ratio was 24%.

The $150 million senior notes mature on August 15, 2016 and are reported in Short-term debt on our Condensed Consolidated Balance Sheet in Item 1.  We anticipate we will have sufficient cash on hand as well as available liquidity under our revolving credit facility to repay the outstanding balance by the maturity date.  If these sources of liquidity have been used for other strategic purposes by the time of the senior note maturity, we would obtain additional liquidity by accessing the capital markets to repay the outstanding balance.

Under the Company’s various debt and credit facilities, the Company is required to meet various restrictive covenants and limitations, including limitations on leverage ratios, interest coverage and limits on outstanding debt balances held by certain subsidiaries. The Company was in compliance with all covenants and limitations as of September 30, 2015 and December 31, 2014.

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

In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”).  ASU 2015-15 expands guidance provided in ASU 2015-03 and states that presentation of costs associated with securing a revolving line of credit as an asset is permitted, regardless of whether a balance is outstanding.  ASU 2015-15 is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2015, and early adoption is permitted. The provisions of ASU 2015-15 are not expected to have a material effect on the Company’s financial condition.

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

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”), which applies to inventory valued at first-in, first-out (FIFO) or average cost.  ASU 2015-11 requires inventory to be measured at the lower of cost and net realizable value, rather than at the lower of cost or market.  ASU 2015-11 is effective on a prospective basis for annual periods, including interim reporting periods within those periods, beginning after December 15, 2016.  The Company reports inventory on an average-cost basis and thus will be required to adopt the standard; however, the provisions of ASU 2015-11 are not expected to have a material effect on the Company’s financial condition.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”).  ASU 2015-16 eliminates the requirement to restate prior period financial statements for measurement period adjustments.  The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified.  In addition, separate presentation on the face of the income statement or disclosure in the notes is required regarding the portion of the adjustment recorded in the current period earnings, by line item, that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date.  ASU 2015-16 is to be applied prospectively for measurement period adjustments that occur after the effective date.  ASU 2015-16 is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2015, and early adoption is permitted.  Since it is prospective, the impact of ASU 2015-16 on the Company’s financial condition and earnings will depend upon the nature of any measurement period adjustments identified in future periods.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes in the Company’s market risk for the period ended September 30, 2015. For additional information, refer to Item 7A of the Company’s 2014 Annual Report on Form 10-K.

Item 4. Controls and Procedures

(a) Under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation and as of September 30, 2015, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective.

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

Item 1A. Risk Factors

During the three months ended September 30, 2015, there were no material changes to the risk factors disclosed in “PART I—Item 1A. Risk Factors” of the Company’s 2014 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the repurchase of common stock during the three months ended September 30, 2015:

Period	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 2015	68,362	$101.74	68,362	2,606,095
August 2015	68,000	$100.95	68,000	2,538,095
September 2015	115,000	$94.09	115,000	2,423,095
Total	251,362		251,362

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

(2)   The Company may also reacquire shares outside of the repurchase program from time to time in connection with the forfeiture of shares in satisfaction of tax withholding obligations from the vesting of share-based compensation.  There were no shares reacquired in transactions outside the repurchase program during the three months ended September 30, 2015.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

None.

Item 6.   Exhibits

(3.1)	Restated Certificate of Incorporation dated October 14, 2015

(12)	Ratio of Earnings to Fixed Charges

(31.1)	Rule 13a-14(a)/15d-14(a) Certifications

(31.2)	Rule 13a-14(a)/15d-14(a) Certifications

(32)	Section 1350 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101)	Interactive Data File

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Carlisle Companies Incorporated

October 21, 2015
	By:	/s/ Steven J. Ford
Name: Steven J. Ford
Title: Vice President and Chief Financial Officer