Form 10-K
period 2015-12-31
CARLISLE COMPANIES INC
filed 2016-02-08
CIK 790051

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number 1-9278

CARLISLE COMPANIES INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	31-1168055 (I.R.S. Employer Identification No.)
11605 North Community House Road, Suite 600, Charlotte, North Carolina 28277 (Address of principal executive office, including zip code)	(704) 501-1100 (Telephone Number)

         Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $1 par value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the shares of common stock of the registrant held by non-affiliates was approximately $6.2 billion based upon the closing price of the common stock on the New York Stock Exchange on June 30, 2015.

         As of February 4, 2016, 64,194,432 shares of common stock of the registrant were outstanding;

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2016 are incorporated by reference in Part III.

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

        The Company has a long-standing acquisition strategy. Traditionally, the Company has focused on acquiring new businesses that can be added to existing operations, or "bolt-ons." In addition, the Company considers acquiring new businesses that can operate independently from other Carlisle companies. Factors considered by the Company in making an acquisition include consolidation opportunities, technology, customer dispersion, operating capabilities, and growth potential. The Company has also pursued the sale of operating divisions when it is determined they no longer fit within the Company's long-term goals or strategy.

        For more details regarding the acquisition and divestiture of the Company's businesses during the past three years, see "Part II—Item 7. Management's Discussion and Analysis of Financial Condition

and Results of Operations—Acquisitions" and Notes 3 and 4 to the Consolidated Financial Statements in Item 8.

        Information on the Company's revenues, earnings, and identifiable assets for continuing operations by industry segment for the last three fiscal years is as follows:

Financial Information about Industry Segments

(in millions)	2015	2014	2013
Net Sales to Unaffiliated Customers
Carlisle Construction Materials	$2,002.6	$1,935.4	$1,776.5
Carlisle Interconnect Technologies	784.6	669.1	577.7
Carlisle Fluid Technologies	203.2	—	—
Carlisle Brake & Friction	310.2	355.3	350.0
Carlisle FoodService Products	242.6	244.2	238.8

Total	$3,543.2	$3,204.0	$2,943.0

Earnings Before Interest and Income Taxes
Carlisle Construction Materials	$351.1	$268.8	$264.0
Carlisle Interconnect Technologies	141.6	132.2	89.4
Carlisle Fluid Technologies	20.8	—	—
Carlisle Brake & Friction	17.3	26.8	33.5
Carlisle FoodService Products	27.3	29.6	27.0
Corporate(1)	(56.2)	(49.1)	(47.1)

Total	$501.9	$408.3	$366.8

Identifiable Assets
Carlisle Construction Materials	$899.2	$915.1	$886.9
Carlisle Interconnect Technologies	1,264.0	1,296.3	1,017.5
Carlisle Fluid Technologies	659.5	—	—
Carlisle Brake & Friction	553.0	591.3	603.7
Carlisle FoodService Products	199.0	198.4	193.2
Corporate(2)	379.4	757.6	791.4

Total	$3,954.1	$3,758.7	$3,492.7

(1)
Includes general corporate expenses

(2)
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

        CCM operates manufacturing facilities located throughout the United States, its primary market, and in Germany, the Netherlands, and Romania. Insulation facilities are located in Montgomery, New York, Franklin Park, Illinois, Lake City, Florida, Terrell, Texas, Smithfield, Pennsylvania, Tooele, Utah, and Puyallup, Washington. EPDM manufacturing operations are located in Carlisle, Pennsylvania, Greenville, Illinois, Kampen, Netherlands, and in Hamburg and Waltershausen, Germany. TPO facilities are located in Senatobia, Mississippi, Tooele, Utah, and Carlisle, Pennsylvania. Coatings and waterproofing manufacturing operations include four production facilities in North America. Block molded expanded polystyrene, or EPS, operations include nine production and fabrication facilities across the United States. CCM completed construction of a PVC manufacturing plant in Greenville, Illinois, in 2013 and began production in the first quarter of 2014.

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

        CCM serves a large and diverse customer base; however, in 2015 two distributor customers represented approximately 34% of this segment's net sales, one of which, Beacon Roofing Supply, Inc., represented 10% of the Company's consolidated net sales. The loss of either of these customers could have a material adverse effect on this segment's and the Company's results of operations and operating cash flows in the affected reporting period, however, we consider it unlikely that such an event would have a material adverse effect on our financial position.

        This segment faces competition from numerous competitors that produce roofing, insulation, and waterproofing products for commercial and residential applications. The level of competition within this market varies by product line. As one of four major manufacturers in the niche single-ply industry, CCM competes through pricing, innovative products, long-term warranties, and customer service. CCM offers separately-priced extended warranty contracts on its installed roofing systems, ranging from five years to thirty years and, subject to certain exclusions, covering leaks in the roofing system attributable to a problem with the particular product or the installation of the product. In order to qualify for the warranty, the building owner must have the roofing system installed by an independent authorized roofing contractor trained by CCM to install its roofing systems.

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

        Sales and earnings of the Interconnect Technologies segment are generally not seasonal in nature.

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

        CIT serves a large and diverse customer base; however, in 2015 one customer represented 22% of this segment's net sales, but did not represent 10% of the Company's consolidated net sales. The loss of this customer could have a material adverse effect on this segment's net sales and cash flows.

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

Carlisle Fluid Technologies ("CFT" or the "Fluid Technologies segment")

        On April 1, 2015, the Company acquired 100% of the Finishing Brands business from Graco Inc. ("Graco"). The Company has reported the results of the acquired business as a new reporting segment named Carlisle Fluid Technologies. The Fluid Technologies segment designs, manufactures, and sells highly-engineered liquid finishing equipment and system components primarily in the automotive, automotive refinishing, aerospace, agriculture, construction, marine, and rail industries. The business operates manufacturing and assembly facilities in the United States, Mexico, Brazil, the United Kingdom, Germany, China, and Japan, with nearly 60% of its sales outside the United States. The Fluid Technologies segment manufactures and sells products which are sold under the brand names of Binks®, DeVilbiss®, Ransburg®, and BGK®. The majority of sales into these industries are made through a worldwide network of distributors, national accounts, integrators, and some direct to end-user sales. These business relationships are managed primarily through direct sales personnel worldwide.

        Key raw materials for this segment include carbon and various grades of stainless steel, brass, aluminum, copper, machined metals, carbide, machined plastic parts, and polytetrafluoroethylene (PTFE). Key raw materials are typically sourced worldwide and have at least two vendor sources to better assure adequate supply.

        Sales and earnings of the Fluid Technologies segment are generally not seasonal in nature.

        The working capital practices for this segment include:

  (i)
  Standard accounts receivable payment terms of 30 days to 90 days.

  (ii)
  Standard accounts payable payment terms of 30 days to 60 days.

  (iii)
  Inventories are maintained in sufficient quantities to meet forecasted demand.

        CFT serves a large and diverse customer base. The loss of any single customer would not have a material adverse effect on this segment's net sales and cash flows.

        The Fluid Technologies segment competes against both regional and international manufacturers. Major competitive factors include innovative designs, the ability to provide customers with lower cost of ownership than its competitors, dependable performance, and high quality at a competitive price. Fluid Technologies' ability to spray, mix, or deliver a wide range of coatings, applied uniformly in exact increments, is critical to the overall appearance and functionality of the finished product. The segment's installed base of global customers is supported by a worldwide distribution network with the ability to deliver critical spare parts and other services. Brands which are well recognized and respected internationally, combined with a diverse base of customers, applications, and industries served, positions the Fluid Technologies segment to continue designing patented, innovative equipment and solutions for customers across the globe.

Carlisle Brake & Friction ("CBF" or the "Brake & Friction segment")

        The Brake & Friction segment consists of off-highway braking systems and friction products for off-highway, on-highway, aircraft, and other industrial applications. CBF also includes the performance racing group which markets and sells high-performance motorsport braking products. The Brake & Friction segment manufactures and sells products which are sold under several brand names, such as Hawk®, Wellman®, and Velvetouch®. CBF's products are sold by direct sales personnel to Original Equipment Manufacturers ("OEMs"), mass merchandisers, and various wholesale and industrial distributors around the world, including North America, Europe, Asia, South America, and Africa. Key markets served include construction, agriculture, mining, aircraft, heavy truck, and performance racing. Manufacturing facilities are located in the United States, the United Kingdom, Italy, China, Japan, and India, where we have established a light manufacturing presence.

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

        Earnings tend to be higher in the first half of the year due to product mix.

        The working capital practices for this segment include:

  (i)
  Standard accounts receivable payment terms of 30 days to 60 days.

  (ii)
  Standard accounts payable payment terms of 30 days to 90 days.

  (iii)
  Inventories are maintained in sufficient quantities to meet forecasted demand.

        CBF serves a large and diverse customer base; however, in 2015 one customer represented approximately 18% of this segment's net sales, but did not represent 10% of the Company's consolidated net sales. The loss of this customer could have a material adverse effect on this segment's net sales and cash flows.

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

Carlisle FoodService Products ("CFSP" or the "FoodService Products segment")

        The FoodService Products segment is a leading manufacturer, distributor, and seller of commercial foodservice and janitorial products with three main focus markets. CFSP is a leading provider of (i) tabletop dining supplies, table coverings, and display serving ware, (ii) food preparation, storage & handling and transport supplies and tools, and (iii) cleaning & sanitation tools and waste handling to restaurants, hotels, hospitals, nursing homes, business & industry work sites, education, and government facilities. CFSP's Dinex brand business is a leading provider of healthcare meal delivery systems for in-room and mobile dining for acute care hospital patients and senior assisted living residents. CFSP's Sanitary Maintenance Products group is the leading provider of Sparta brand cleaning brushes, floor care supplies, and waste handling for janitorial professionals managing commercial building, industrial, and institutional facilities cleaning and maintenance.

        CFSP operates manufacturing facilities in the United States and Mexico. Sales are primarily in North America. CFSP's product line is distributed from three primary distribution centers located in Charlotte, North Carolina, Oklahoma City, Oklahoma, and Batavia, Illinois, to wholesalers, distributors, and dealers. These distributor and dealer customers, in turn, sell to restaurant, hotel, and onsite foodservice operators and sanitary maintenance professionals. Distributors and dealer business relationships are managed through both direct sales personnel and subcontracted manufacturer representatives.

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

        The FoodService Products segment serves a large and diverse customer base; however, in 2015 three distributor customers together represented 28% of this segment's net sales, none of which represented 10% of the Company's consolidated net sales. The loss of one of these customers could have a material adverse effect on this segment's net sales and cash flows.

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

Backlog

        Backlog of orders generally is not a significant factor in most of the Company's businesses, as most of the Company's products have relatively short order-to-delivery periods. Backlog of orders was $389.6 million at December 31, 2015 and $376.3 million at December 31, 2014; however, not all of these orders are firm in nature.

Government Contracts

        At December 31, 2015, the Company had no material contracts that were subject to renegotiation of profits or termination at the election of the U.S. government.

Research and Development

        Research and development activities include the development of new product lines, the modification of existing product lines to comply with regulatory changes, and the research of cost efficiencies through raw material substitution and process improvements. The Company's research and development expenses were $42.8 million in 2015 compared to $33.8 million in 2014 and $29.3 million in 2013.

Environmental Matters

        See "Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Environmental" and Note 11 to the Consolidated Financial Statements in Item 8 for information regarding environmental matters.

Employees

        The Company had approximately 12,000 employees, none of whom were covered by a collective bargaining agreement, at December 31, 2015. The Company believes the state of its relationship with its employees is generally good.

International

        For foreign net sales and an allocation of the Company's assets, see Note 2 to the Consolidated Financial Statements in Item 8.

NYSE Affirmation

        On May 13, 2015, David A. Roberts, the Company's Chief Executive Officer, submitted to the New York Stock Exchange (the "NYSE") the Annual CEO Certification and certified therein that he was not aware of any violation by the Company of the NYSE's Corporate Governance listing standards.

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

        The Company also considers the acquisition of businesses which may operate independent of existing operations, and could increase the possibility of diverting management's attention from its existing operations.

        On April 1, 2015, the Company acquired 100% of the Finishing Brands business from Graco Inc. ("Graco"). The Company has reported the results of the acquired business as a new reporting segment named Carlisle Fluid Technologies. The successful integration of the business is dependent upon the realization of efficiencies and synergies. If these integration initiatives do not occur, there may be a negative effect on the Company's business, financial condition, results of operations, and cash flows.

        If the Company is unable to successfully integrate any acquired business or realize growth, synergies, and efficiencies that were expected when determining a purchase price, goodwill and other intangible assets acquired may be considered impaired, resulting in an adverse impact on the

Company's results of operations. See "Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies" for a discussion of factors considered in the subsequent valuation of the Company's acquired goodwill and intangible assets.

         The Company has significant concentrations in the commercial construction market.

        For the year ended December 31, 2015, approximately 56% of the Company's revenues, and 63% of its EBIT (excluding Corporate expenses) were generated by the Construction Materials segment. Construction spending is affected by economic conditions, changes in interest rates, demographic and population shifts, and changes in construction spending by federal, state, and local governments. A decline in the commercial construction market, could adversely affect the Company's business, financial condition, results of operations, and cash flows. Additionally, adverse weather conditions such as heavy or sustained rainfall, cold weather, and snow can limit construction activity and reduce demand for roofing materials. Weather conditions can also be a positive factor, as demand for roofing materials may rise after harsh weather conditions due to the need for replacement materials.

        The Construction Materials segment competes through pricing, among other factors. Increased competition in this segment has and could continue to place negative pressure on operating results in future periods.

         The Company is subject to risks arising from international economic, political, legal, and business factors.

        The Company has increased, and anticipates that it will continue to increase, its presence in global markets. Approximately 25% of the Company's revenues in 2015 were generated outside the United States. The Company expects that this percentage will grow as the Company continues to expand its international sales efforts. In addition, to compete globally, all of the Company's segments operate business outside the United States.

        The Company's reliance on non-U.S. revenues and non-U.S. manufacturing bases exposes its business, financial condition, operating results, and cashflows to a number of risks, including price and currency controls; government embargoes or foreign trade restrictions; extraterritorial effects of U.S. laws such as the Foreign Corrupt Practices Act; expropriation of assets; war, civil uprisings, acts of terror, and riots; political instability; nationalization of private enterprises; hyperinflationary conditions; the necessity of obtaining governmental approval for new and continuing products and operations, currency conversion, or repatriation of assets; legal systems of decrees, laws, taxes, regulations, interpretations, and court decisions that are not always fully developed and that may be retroactively or arbitrarily applied; cost and availability of international shipping channels; and customer loyalty to local companies.

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

         Raw Material costs are a significant component of the Company's cost structure and are subject to volatility.

        The Company utilizes petroleum-based products, steel, and other commodities in its manufacturing processes. Raw materials, including inbound freight, accounted for approximately 60% of the Company's cost of goods sold in 2015. Significant increases in the price of these materials may not be recovered through selling price increases and could adversely affect the Company's business, financial condition, results of operations, and cash flows. The Company also relies on global sources of raw materials, which could be adversely impacted by unfavorable shipping or trade arrangements and global economic conditions.

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

        To help mitigate the fluctuation in future cash contributions to the core pension plan, the Company implemented a liability driven investment approach. This approach seeks to invest primarily in fixed income investments to match the changes in the plan liabilities that occur as a result of changes in the discount rate. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The established target allocation is 88% fixed income securities and 12% equity securities. Fixed income investments are diversified across core fixed income, long duration, and high yield bonds. Equity investments are diversified across U.S. and international stocks. Investment risk is measured and monitored on an ongoing basis through investment portfolio reviews, annual liability measures, and asset/liability studies.

        Additionally, the Company's business, financial condition, results of operations, and cash flows may be impacted by future increases in healthcare cost trends.

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

         The Company's operations are subject to regulatory risks.

        Certain products manufactured by our businesses operating in the aerospace and medical markets are subject to extensive regulation by the Federal Aviation Administration (FAA) and Food and Drug Administration (FDA), respectively. It can be costly and time-consuming to obtain and maintain regulatory approvals as well as maintain certifications to supply our products to OEM aerospace customers and to obtain regulatory approvals to market medical devices. Product approvals subject to regulations might not be granted for new devices on a timely basis, if at all. Proposed new regulations or changes to regulations could result in the need to incur significant additional costs to comply. Continued government scrutiny, including reviews of the FDA medical device pre-market authorization and post-market surveillance processes, may impact the requirements for our medical device interconnect components. Failure to effectively respond to changes to applicable laws and regulations or comply with existing and future laws and regulations may have a negative effect on the Company's business, financial condition, results of operations, and cash flows.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        The number, location, and size of the Company's principal properties as of December 31, 2015 are shown on the following chart, by segment.

	Location					Square Footage (in millions)
	North America				No. of Facilities
Segment		Europe	Asia	Other		Owned	Leased
Carlisle Construction Materials	21	6	—	—	27	4.3	0.6
Carlisle Interconnect Technologies	8	2	3	—	13	0.5	0.9
Carlisle Fluid Technologies	6	3	2	2	13	0.6	0.1
Carlisle Brake and Friction	4	2	4	—	10	0.8	0.5
Carlisle FoodService Products	8	—	—	—	8	0.2	0.8

Totals	47	13	9	2	71	6.4	2.9

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

Item 4.    Mine Safety Disclosures.

        Not applicable.

 Part II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        The Company's common stock is traded on the New York Stock Exchange. At December 31, 2015, there were 1,356 shareholders of record.

        Quarterly cash dividends paid and the high and low prices of the Company's stock on the New York Stock Exchange in 2015 and 2014 were as follows:

2015	First	Second	Third	Fourth
Dividends per share	$0.25	$0.25	$0.30	$0.30
Stock Price
High	$95.10	$102.26	$104.60	$92.70
Low	$86.79	$91.87	$86.91	$84.11

2014	First	Second	Third	Fourth
Dividends per share	$0.22	$0.22	$0.25	$0.25
Stock Price
High	$80.57	$88.19	$88.36	$92.06
Low	$71.51	$75.28	$78.93	$74.69

        The following table summarizes the Company's purchases of its common stock for the quarter ended December 31, 2015:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 2015	210,464	$88.01	210,464	2,212,631
November 2015	352,782	$86.27	352,782	1,859,849
December 2015	342,103	$88.83	342,103	1,517,746

Total	905,349		905,349

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

(2)
The Company may also reacquire shares outside of the repurchase program from time to time in connection with the forfeiture of shares in satisfaction of tax withholding obligations from the vesting of share-based compensation. There were no shares reacquired in transactions outside the repurchase program during the three months ended December 31, 2015.

Item 6.    Selected Financial Data.

Five-Year Summary

(in millions except shares, shareholders of record, and per share data)	2015	2014	2013	2012	2011
Summary of Operations
Net sales	$3,543.2	$3,204.0	$2,943.0	$2,851.2	$2,492.4
Gross margin	$1,006.7	$819.5	$745.6	$767.0	$584.1
Selling & administrative expenses	$461.9	$379.0	$353.7	$356.6	$298.8
Research & development expenses	$42.8	$33.8	$29.3	$26.1	$21.7
Other (income) expense, net	$0.1	$(1.6)	$(4.2)	$12.4	$(2.4)
Earnings before interest and income taxes	$501.9	$408.3	$366.8	$371.9	$266.0
Interest expense, net	$34.0	$32.2	$33.8	$25.5	$21.0
Income from continuing operations, net of tax	$319.6	$251.7	$235.2	$228.7	$172.0
Basic earnings per share	$4.89	$3.89	$3.69	$3.64	$2.77
Diluted earnings per share	$4.82	$3.83	$3.61	$3.57	$2.73
Income (loss) income from discontinued operations, net of tax	$0.1	$(0.4)	$(25.5)	$41.5	$8.3
Basic (loss) earnings per share	$—	$—	$(0.40)	$0.66	$0.14
Diluted (loss) earnings per share	$—	$(0.01)	$(0.39)	$0.65	$0.13
Net income	$319.7	$251.3	$209.7	$270.2	$180.3
Basic earnings per share	$4.89	$3.89	$3.29	$4.30	$2.91
Diluted earnings per share	$4.82	$3.82	$3.22	$4.22	$2.86
Financial Position
Net working capital(1)	$713.6	$1,219.3	$1,158.6	$734.7	$617.2
Property, plant and equipment, net (held & used)	$585.8	$547.3	$497.2	$465.2	$379.3
Total assets	$3,954.1	$3,758.7	$3,493.0	$3,457.3	$3,137.9
Long-term debt	$598.7	$749.8	$751.0	$752.3	$604.2
% of total capitalization(2)	20.3	25.4	27.4	29.6	28.7
Shareholders' equity	$2,347.4	$2,205.0	$1,986.1	$1,788.1	$1,500.1
Other Data
Average shares outstanding—basic (in thousands)	64,844	64,170	63,471	62,513	61,457
Average shares outstanding—diluted (in thousands)	65,804	65,304	64,806	63,610	62,495
Dividends paid	$72.3	$61.2	$53.7	$48.0	$43.5
Per share	$1.10	$0.94	$0.84	$0.76	$0.70
Capital expenditures	$72.1	$118.8	$110.8	$140.4	$79.6
Depreciation & amortization	$129.3	$104.0	$113.9	$104.9	$88.0
Shareholders of record	1,356	1,407	1,498	1,591	1,669

(1)
Net working capital is defined as total current assets less total current liabilities.

(2)
Percent of total capitalization is defined as long-term debt divided by long-term debt plus shareholders' equity.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

        We are a multi-national company that designs, manufactures and sells a wide range of products throughout North America, Western Europe, and the Asia Pacific region via the following segments:

  •
  Carlisle Construction Materials ("CCM" or the "Construction Materials segment");

  •
  Carlisle Interconnect Technologies ("CIT" or the "Interconnect Technologies segment");

  •
  Carlisle Fluid Technologies ("CFT" or the "Fluid Technologies segment");

  •
  Carlisle Brake & Friction ("CBF" or the "Brake & Friction segment"); and

  •
  Carlisle FoodService Products ("CFSP" or the "FoodService Products segment").

        We are focused on achieving profitable growth in these segments both organically, through new product development, product line extensions, and entering new markets, and through acquisitions of businesses that complement our existing technologies, products, and market channels. We have approximately 12,000 employees. We focus on obtaining profitable growth through:

  •
  Year-over-year improvement in sales, earnings before interest and income taxes ("EBIT") margins, net earnings and return on invested capital ("ROIC"),

  •
  Reduction of working capital (defined as receivables, inventories, net of accounts payable) as a percentage of net sales,

  •
  Globalization, and

  •
  Maintenance of a strong and flexible balance sheet.

        Resources are allocated among the operating companies based on management's assessment of their ability to obtain leadership positions and competitive advantages in the markets they serve.

        A key philosophy in how we drive profitable growth organically is the Carlisle Operating System ("COS"). COS is a manufacturing structure and strategy deployment system based on lean enterprise and six sigma principles and is a continuous improvement process that defines the way we do business. Waste is eliminated and efficiencies improved enterprise wide. Improvements are not limited to production areas, as COS also drives improvements in new product innovation, engineering, supply chain management, warranty, and product rationalization. COS has created a culture of continuous improvement across all aspects of the Company's business operations.

        Another key strategy in driving profitable growth is through acquisitions. We typically acquire businesses that are complementary to our existing segments and can be integrated into them. However, from time to time we may acquire new businesses that can operate independently from other segments. Factors we consider in making an acquisition include the ability of the acquired businesses to drive profitable growth in the future by increasing our EBIT margins, operating cash flows, and net earnings. We have also pursued the sale of businesses when it is determined they no longer fit within the Company's long-term goals or strategy.

        In connection with our growth and acquisition strategy, on April 1, 2015, the Company acquired the Finishing Brands business from Graco Inc. ("Graco") for total cash consideration of $598.9 million. The Company added a reportable segment, Fluid Technologies, to reflect the acquisition of Finishing Brands. Fluid Technologies is a global manufacturer and supplier of finishing equipment and systems serving diverse end markets for paints and coatings, including original equipment ("OE") automotive, automotive refinishing, aerospace, agriculture, construction, marine, rail, and other industrial applications. From the period beginning April 1, 2015 through December 31, 2015, Fluid Technologies has contributed net sales of $203.2 million and EBIT of $20.8 million to the Company's 2015 results.

        For a more in-depth discussion of the results discussed in this "Executive Overview", please refer to the discussion on "Financial Reporting Segments" presented later in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

        For the year ended December 31, 2015, net sales increased 11% to $3.54 billion, compared to $3.20 billion in the prior year, primarily reflecting sales from the acquired Finishing Brands and LHi businesses of 8.8%. Our organic net sales growth (defined as net sales excluding sales from acquired businesses within the last twelve months, as well as the impact of changes in foreign exchange rates) of 3.6% primarily reflected increased sales volumes at Construction Materials and Interconnect Technologies, partially offset by lower sales volume at Brake and Friction and lower selling price. Foreign currency fluctuations had a negative impact to net sales of 1.8%.

        For the year ended December 31, 2015, EBIT rose 23% to $501.9 million, primarily driven by lower raw material costs, particularly at Construction Materials related to materials that are tied to crude oil as well as related lower energy costs, lower labor and material usage costs from COS, lower per unit costs resulting from higher capacity utilization driven by higher net sales volume, and the aforementioned acquisitions. These positive impacts were partially offset by lower selling price. Carlisle's overall EBIT margin in 2015 rose 150 basis points to 14.2%, primarily reflecting lower raw material costs and lower labor and material usage costs from the Carlisle Operating System. Included in EBIT in 2015 was $10.7 million in non-recurring costs related to the acquisition of Finishing Brands. By comparison, included in EBIT in 2014 was $9.0 million in plant startup costs at Construction Materials and $3.5 million in costs related to the acquisition of LHi.

        For the year ended December 31, 2015, income from continuing operations, net of tax, of $319.6 million, or $4.82 per diluted share, grew 27% in 2015 from income of $251.7 million, or $3.83 per diluted share, in 2014. The increase was due to higher EBIT driven by the aforementioned factors. For more information regarding the change in income from continuing operations from 2014 to 2015, refer to the discussion below on "2015 Compared to 2014".

        For the year ended December 31, 2014, net sales increased 8.9% to $3.20 billion from net sales of $2.94 billion for the year ended December 31, 2013. Organic net sales in 2014 grew 7.9% primarily reflecting 11% organic net sales growth at Interconnect Technologies, on strong demand for aerospace applications, and organic net sales growth of 8.9% at Construction Materials, on strong demand for commercial roofing. Overall net sales at Brake & Friction and Foodservice Products grew modestly during 2014. The acquisition of LHi, that occurred on October 1, 2014, contributed $26.1 million, or 0.9%, to net sales in 2014.

        For the year ended December 31, 2014, EBIT grew 11% and EBIT margin increased 20 basis points to 12.7% reflecting lower per unit costs resulting from higher capacity utilization driven by higher net sales volume as well as lower labor and material usage costs from COS. These EBIT margin improvements were partially offset by lower selling price, and, at Construction Materials, higher plant startup and product line closing costs versus the prior year and higher freight expense.

        For the year ended December 31, 2014, income from continuing operations, net of tax increased 7.0% to $251.7 million, or $3.83 per diluted share, from income of $235.2 million, or $3.61 per diluted share, for the year ended December 31, 2013. Included in income from continuing operations for the year ended December 31, 2013 was a tax benefit of $11.8 million from the release of a deferred tax liability from an election in a foreign jurisdiction that resulted in an increase in the tax basis of an international operation. For more information regarding the change in income from continuing operations from 2013 to 2014, refer to the discussion below on "2014 Compared to 2013".

        In 2016, we expect total net sales growth to be in the mid-single digit percentage range. Net sales growth is expected to be primarily driven by growth at Interconnect Technologies, on higher demand for aerospace and medical connector applications, and growth at Fluid Technologies, reflecting new products and sales penetration initiatives. Growth in 2016 at Construction Materials is expected to reflect moderate growth in the commercial roofing market. While raw material costs are currently at lower levels than prior periods, and may decline further, the Company faces pricing pressure in a number of its markets that could impact selling price.

2015 Compared to 2014

Net Sales

(in millions)	2015	2014	Change	Acquisition Effect	Volume Effect	Price Effect	Exchange Rate Effect
Net sales	$3,543.2	$3,204.0	10.6%	8.8%	5.0%	(1.4)%	(1.8)%

        Net sales in 2015 grew 11% over the prior year primarily reflecting acquisition growth of 8.8% and organic net sales growth of 3.6%. The acquisition of the Finishing Brands business, reported in the Fluid Technologies segment, contributed $203.2 million, and the acquisition of LHi, reported in the Interconnect Technologies segment, contributed $79.0 million. Organic net sales growth of 3.6% in 2015 reflected 5.0% higher net sales volume, primarily at Construction Materials, partially offset by 1.4% lower selling price also from Construction Materials and within Interconnect Technologies. The negative 1.8% impact from fluctuations in foreign exchange was primarily attributable to the weaker Euro and Canadian Dollar versus the U.S. Dollar impacting the Construction Materials segment and the weaker Euro and British pound versus the U.S. Dollar impacting the Brake & Friction segment.

Net Sales by Geographic Area

Country (in millions)	2015		2014
United States	$2,659.4	75%	$2,441.7	76%
International:
Europe	384.4		357.4
Asia	225.5		136.0
Canada	114.9		117.1
Mexico and Latin America	81.6		82.0
Middle East and Africa	55.7		48.7
Other	21.7		21.1

Total International	883.8	25%	762.3	24%

Net sales	$3,543.2		$3,204.0

        We have a long-term goal of achieving 30% of total net sales from outside the United States. Total net sales to customers located outside the United States increased from $762.3 million in 2014, or 23.8% of net sales, to $883.8 million in 2015, or 24.9% of net sales. The increase in global sales was primarily driven by contribution from the acquisition of the Finishing Brands business reported in the Fluid Technologies segment of $118.7 million. The increase in net sales to customers outside the United States also reflected higher sales volumes at Interconnect Technologies and contribution from the LHi acquisition. These increases were partially offset by the negative impact of foreign exchange fluctuations primarily at Construction Materials and Brake & Friction and lower net sales volume at Brake & Friction and Foodservice Products.

        The 66% increase in net sales into Asia in 2015 was primarily attributable to the aforementioned acquisitions. Approximately 30% of Fluid Technologies' net sales were to customers in Asia in 2015.

Gross Margin

(in millions)	2015	2014	Change
Gross profit	$1,006.7	$819.5	22.8%
Gross margin	28.4%	25.6%

        In 2015, the increase in gross margin (gross profit expressed as a percentage of net sales) of 280 basis points was primarily driven by lower raw material costs at Construction Materials, lower labor and material usage costs from the Carlisle Operating System and lower per unit costs related to higher capacity utilization driven by higher sales volume. These positive impacts were partially offset by the aforementioned lower selling prices. Included in cost of goods sold in 2015 was $8.6 million in additional cost of goods sold from the acquisition of Finishing Brands reported in the Fluid Technologies segment resulting from recording acquired inventory at fair value. Included in gross profit and gross margin in 2014 was $1.6 million in cost of goods sold related to recording acquired inventory at estimated fair value for the LHi acquisition in the Interconnect Technologies segment, $9.0 million in plant startup and product line closing costs at Construction Materials related to startup of its PVC manufacturing operations and new TPO manufacturing facility, and $0.9 million in expense to discontinue production of Construction Materials' Insulfoam product line at its Smithfield, PA facility.

Selling and Administrative Expenses

(in millions)	2015	2014	Change
Selling and administrative expenses	$461.9	$379.0	21.9%
As a percentage of net sales	13.0%	11.8%

        Selling and administrative expenses increased 22% versus the prior year primarily due to $67.0 million of expense from the acquired Finishing Brands and LHi businesses, higher selling costs primarily at Construction Materials on higher net sales volume, higher expense from increased staffing and performance-based incentive compensation costs at Construction Materials, and increased Corporate expenses. These increased expenses were partially offset by lower selling and administrative expense costs at Brake & Friction due to lower net sales volume and cost reduction efforts. During 2015, the Company incurred $2.1 million in transaction costs related to the Finishing Brands acquisition, of which $0.7 million was allocated to the Fluid Technologies segment and the remaining $1.4 million allocated to Corporate. By comparison, in 2014, the Company incurred $1.9 million in transaction expenses for the acquisition of LHi in the Interconnect Technologies segment.

        Selling and administrative expense as a percentage of Net sales increased 120 basis points to 13.0% as a result of the Fluid Technologies segment having a higher ratio of selling and administrative expense to net sales versus the other segments, in part due to the amortized cost of acquired intangible assets.

Research and Development Expenses

(in millions)	2015	2014	Change
Research and development expenses	$42.8	$33.8	26.6%
As a percentage of net sales	1.2%	1.1%

        The increase in Research and development expenses in 2015 versus the prior year reflected $4.3 of expense from acquired operations as well as increased activities related to new product development primarily in the Interconnect Technologies and Construction Materials segments.

Other (Income) Expense, Net

(in millions)	2015	2014
Other (income) expense, net	$0.1	$(1.6)

        The change in Other (income) expense, net from 2014 to 2015 primarily reflected the non-recurrence of gains in 2014 consisting of final settlement proceeds of $0.9 million at Interconnect Technologies, related to the Thermax acquisition, and a $1.1 million gain at FoodService Products on the sale of its property in the Netherlands.

EBIT (Earnings Before Interest and Taxes)

(in millions)	2015	2014	Change
EBIT	$501.9	$408.3	22.9%
EBIT Margin	14.2%	12.7%

        The growth in EBIT of 23% in 2015 versus the prior year was primarily attributable to the aforementioned lower raw material costs primarily at Construction Materials, lower per unit cost resulting from higher capacity utilization, lower labor and material usage costs from the Carlisle Operating System, and contribution from acquisitions.

Interest Expense, Net

(in millions)	2015	2014	Change
Interest expense	$34.7	$33.7
Interest income	(0.7)	(1.5)

Interest expense, net	$34.0	$32.2	5.6%

        The increase in net Interest expense, net in 2015 versus the prior year primarily reflected a reduction in interest capitalized into property, plant and equipment in 2015 versus 2014, due to lower capital projects in 2015, and lower interest income as a result of lower cash on hand in 2015 versus 2014. During 2015, the Company used $598.9 million of its cash on hand to acquire Finishing Brands. The Company's cash balance declined from $730.8 million as of December 31, 2014, to $410.7 million as of December 31, 2015.

Income Taxes

(in millions)	2015	2014	Change
Income tax expense	$148.3	$124.4	19.2%
Effective tax rate	31.7%	33.1%

        The 2015 effective income tax rate of 31.7% differs from the statutory rate primarily due to foreign earnings taxed at rates lower than the U.S. federal tax rate, the deduction for U.S. manufacturing activities, and the recognition of certain state tax attributes. The recognition of the state tax attributes, which is the primary driver of the decrease in the year over year tax rate, occurred as a result of a change in judgment due to new facts regarding the expected deferred tax asset realization from state tax loss and credit carryforwards for which the Company previously held a valuation allowance. We estimate our effective tax rate for 2016 will be approximately 33%.

Income from Continuing Operations

(in millions)	2015	2014	Change
Income from continuing operations	$319.6	$251.7	27.0%
EPS
Basic	$4.89	$3.89
Diluted	4.82	3.83

        Income from continuing operations increased 27% in 2015 versus the prior year primarily due to higher EBIT as well as a lower effective tax rate in 2015 versus 2014.

Income (Loss) from Discontinued Operations

(in millions)	2015	2014
Income (loss) from discontinued operations	$0.1	$(2.1)
Tax benefit	—	(1.7)

	$0.1	$(0.4)

EPS
Basic	$—	$—
Diluted	—	(0.01)

        Loss from discontinued operations for the year ended December 31, 2014 primarily reflected a net after-tax loss on the sale of the Transportation Products business arising from the final working capital adjustment.

Net Income

(in millions)	2015	2014	Change
Net income	$319.7	$251.3	27.2%
EPS
Basic	$4.89	$3.89
Diluted	4.82	3.82

        The increase in net income during the year ended December 31, 2015 versus the prior year was primarily attributable to higher income from continuing operations.

2014 Compared to 2013

Net Sales

(in millions)	2014	2013	Change	Acquisition Effect	Volume Effect	Price Effect	Exchange Rate Effect
Net Sales	$3,204.0	$2,943.0	8.9%	0.9%	9.1%	(1.2)%	0.1%

        Net sales in 2014 grew 8.9% over the prior year primarily reflecting organic net sales growth of 7.9% and acquisition growth of 0.9%. Organic net sales growth of 7.9% in 2014 reflected 9.1% higher net sales volume, partially offset by 1.2% lower selling price from Construction Materials and Interconnect Technologies. Overall organic net sales growth in 2014 was driven by 11% organic sales growth at Interconnect Technologies on strong aerospace demand and 8.9% net sales growth at Construction Materials driven by growth in commercial construction and commercial re-roofing. Brake & Friction and Foodservice Products both achieved modest increases in net sales volume in

2014. The acquisition of LHi on October 1, 2014 reported in the Interconnect Technologies segment contributed $26.1 million to total net sales in 2014. Refer to the discussion below on "Acquisitions".

Net Sales by Geographic Area

Country (in millions)	2014		2013
United States	$2,441.7	76%	$2,260.8	77%
International:
Europe	357.4		330.4
Asia	136.0		126.3
Canada	117.1		90.1
Mexico and Latin America	82.0		69.7
Middle East and Africa	48.7		47.4
Other	21.1		18.3

Total International	762.3	24%	682.2	23%

Net sales	$3,204.0		$2,943.0

        Total net sales to customers located outside the United States increased from $682.2 million in 2013, or 23.2% of net sales, to $762.3 million in 2014, or 23.8% of net sales. The 12% increase in net sales from outside the United States from 2013 to 2014 primarily reflected higher net sales by Construction Materials into Canada, Europe and Asia and by Interconnect Technologies into Asia, Europe and Mexico.

Gross Margin

(in millions)	2014	2013	Change
Gross profit	$819.5	$745.6	9.9%
Gross margin	25.6%	25.3%

        Gross margin in 2014 increased 30 basis points due to lower per unit costs related to higher capacity utilization driven by higher sales volume and lower labor and material usage costs from the Carlisle Operating System. These positive impacts were partially offset by lower selling price at Construction Materials, Interconnect Technologies and Brake & Friction, and higher costs at Construction Materials for plant startup, product line closing, freight expense and product warranty. Included in gross profit and gross margin in 2014 was $9.0 million in plant startup and product line closing costs at Construction Materials related to startup of its PVC manufacturing operations and new TPO manufacturing facility and $0.9 million in expense to discontinue production of its Insulfoam product line at its Smithfield, PA facility. These expenses in 2014 compared to $7.3 million in plant startup costs at Construction Materials in the same prior year period. Also included in gross profit and gross margin in 2014 were $0.8 million in restructuring costs related to the closure of our Akron plant in the Brake & Friction segment, as compared to restructuring costs of $0.9 million in the prior year.

        During 2014, we incurred $1.6 million in additional cost of goods sold from the acquisition of LHi reported in the Interconnect Technologies segment resulting from the fair valuation of acquired inventory. By comparison, during 2013, we incurred $1.1 million in additional cost of goods sold from the acquisition of Thermax reported in the Interconnect Technologies segment.

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

Research and Development Expenses

(in millions)	2014	2013	Change
Research and Development	$33.8	$29.3	15.3%
As a percentage of net sales	1.1%	1.0%

        The increase in Research and development expenses during 2014 reflected increased product development costs primarily in the Brake & Friction segment.

Other (Income) Expense, Net

(in millions)	2014	2013
Other (income) expense, net	$(1.6)	$(4.2)

        Other income in 2014 primarily reflected a $1.1 million gain on the sale of property in the Foodservice Products segment for sale of its property in the Netherlands, a $0.4 million gain in the Brake & Friction segment on the sale of its plant in Akron, OH, and a $0.9 million gain from final settlement of the Thermax acquisition by Interconnect Technologies recognized in the first quarter of 2014. These gains were partially offset by losses on the disposal of fixed assets and foreign exchange losses.

        Other income in 2013 primarily reflected fair value adjustments related to commodity swap agreements in the Interconnect Technologies segment and contingent consideration for the PDT acquisition in the Construction Materials segment as well as a gain on the sale of property in the Construction Materials and Foodservice Products segments. During the third quarter of 2013, the Construction Materials recorded a $1.3 million gain related to the settlement of contingent consideration related to its 2011 acquisition of PDT based upon an earn-out settlement agreement with the former owners, which was paid in the fourth quarter of 2013. In addition, during the third quarter of 2013, Foodservices Products sold its distribution facility in Reno, NV and recognized a pre-tax gain of $1.0 million on the sale. During the third and fourth quarter of 2013, Construction Materials sold property and fixed assets in Kingston, NY and Kent, WA and recognized a gain of $1.0 million on the sale.

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

        The reduction in net interest expense in 2014 versus the prior year primarily reflected an increase in capitalized interest and increased interest income for higher average cash on hand in 2014 versus 2013.

Income Taxes

(in millions)	2014	2013	Change
Income tax expense	$124.4	$97.8	27.2%
Effective tax rate	33.1%	29.4%

        The 29.4% effective rate for 2013 reflected a tax benefit of $11.8 million related to a tax election made in a foreign jurisdiction that resulted in the release of deferred tax liabilities.

Income from Continuing Operations

(in millions)	2014	2013	Change
Income from continuing operations, net of tax	$251.7	$235.2	7.0%
EPS
Basic	$3.89	$3.69
Diluted	3.83	3.61

        Income from continuing operations increased 7.0% in 2014 versus the prior year primarily due to higher EBIT and lower net interest expense, partially offset by a higher effective tax rate in 2014 versus 2013.

Loss from Discontinued Operations

(in millions)	2014	2013
Loss from discontinued operations	$(2.1)	$(60.5)
Tax benefit	(1.7)	(35.0)

	$(0.4)	$(25.5)

EPS
Basic	$—	$(0.40)
Diluted	(0.01)	(0.39)

        Loss from discontinued operations for the year ended December 31, 2014 primarily reflected a net after-tax loss on the sale of the Transportation Products business arising from the final working capital adjustment.

        Loss from Discontinued Operations for the year ended December 31, 2013 primarily reflected the results of the Transportation Products business, which was sold on December 31, 2013 to American Industrial Partners ("AIP"). During 2013, the Transportation Products business had net sales of $767.9 million. Included in loss from discontinued operations during 2013 was a pre-tax goodwill impairment charge of $100.0 million due to a decline in the reporting unit's estimated fair value relative to its carrying value. In addition, the Company recorded a pre-tax loss of $12.3 million on the sale of the Transportation Products business, which included charges of $8.4 million for curtailment and settlement charges related to the transfer of all former Transportation Products business employees and certain of the pension and other post employment obligations to AIP as part of the sale. The after-tax loss from discontinued operations for the full year 2013 reflected the aforementioned losses from operations due to the goodwill impairment charge, offset by operating earnings of the Transportation Products business and a net after-tax gain on the sale of the Transportation Products business of $6.2 million.

Net Income

(in millions)	2014	2013	Change
Net income	$251.3	$209.7	19.8%
EPS
Basic	$3.89	$3.29
Diluted	3.82	3.22

        The increase in Net income during 2014 versus the prior year primarily reflected the increase in Income from Continuing Operations in 2014 versus 2013 and decrease in Loss from Discontinued Operations in 2014 versus 2013.

Acquisitions and Disposals

        The Company funded the aforementioned acquisition of Finishing Brands on April 1, 2015 with cash on hand. The preliminary amount of goodwill recorded related to the acquisition is $175.2 million as of December 31, 2015, reported in the Fluid Technologies segment.

        The goodwill recognized in the acquisition of Finishing Brands is attributable to the experienced workforce of Finishing Brands, the expected operational improvements through implementation of COS, opportunities for geographic and product line expansions in addition to supply chain efficiencies, and the significant strategic value of the business to Carlisle.

        On October 1, 2014, the Company completed the acquisition of LHi for $194.0 million, utilizing cash on hand. LHi's manufacturing operations are located in Shenzhen, China. LHi provides world-class medical device manufacturers with interconnect components used for patient monitoring, electrosurgery, diagnostic imaging and surgical instrumentation. Results of LHi's operations are reported within the Interconnect Technologies segment. The acquisition of LHi complements Interconnect Technologies' existing medical cabling product offerings, adds global presence, and provides further end market diversification within the Interconnect Technologies segment. The final amount of goodwill recorded related to the acquisition of LHi was $112.8 million.

Financial Reporting Segments

Carlisle Construction Materials ("CCM" or the "Construction Materials segment")

(in millions)	2015	2014	Change $	Change %	2014	2013	Change $	Change %
Net sales	$2,002.6	$1,935.4	$67.2	3.5%	$1,935.4	$1,776.5	$158.9	8.9%
EBIT	$351.1	$268.8	$82.3	30.6%	$268.8	$264.0	$4.8	1.8%
EBIT Margin	17.5%	13.9%			13.9%	14.9%

2015 Compared to 2014

        CCM's 3.5% net sales growth in 2015 primarily reflected higher sales volumes of 6.5%, partially offset by a 2.0% negative impact from foreign exchange fluctuations primarily from the stronger U.S. dollar versus the Euro and the Canadian dollar, and 1.0% lower selling prices. CCM's net sales volume growth was primarily driven by increased activity in both commercial construction and re-roofing. CCM's net sales into Europe declined 13%, of which 16% related to the negative impact of foreign exchange, partially offset by 3% organic net sales growth. CCM's net sales into Canada, declined 9%, of which 13% related to the negative impact of foreign exchange, partially offset by 4% organic net sales growth.

        CCM's EBIT grew 31% and EBIT margins expanded 360 basis points to 17.5% in 2015 due primarily to lower raw material costs, with additional contribution from lower per unit cost from higher capacity utilization, lower labor and material usage costs from COS, and the non-recurrence of $9.0 million in startup expense in 2014 at its new PVC and TPO production facilities. CCM's raw material costs were lower in 2015 versus 2014 primarily due to lower input costs driven by the decline in crude oil and other energy commodity pricing. These positive impacts were partially offset by unfavorable changes in mix, lower selling price, and the negative impact of foreign exchange fluctuations related to the U.S. Dollar versus the Canadian Dollar and versus the Euro.

        CCM's net sales and EBIT are generally higher in the second and third quarters of the year due to increased construction activity during these periods. CCM's commercial roofing business is comprised of approximately 70% of net sales from re-roofing, which derives demand from a large base of installed roofs requiring replacement in a given year, and 30% from roofing for new commercial construction.

        Growth in demand for CCM's commercial roofing applications is driven in part by growth in commercial construction in the United States and increased enforcement of building codes related to energy efficiency driving demand for commercial insulation products. Conditions for the commercial construction market remain favorable due to lower energy prices and increasing availability of credit. The commercial roofing outlook in Europe is expected to remain relatively flat. Growth in demand in the commercial construction market can be negatively impacted by changes in fiscal policy and increases in interest rates. The availability of labor to fulfill installations may also be a near term constraint on growth in the commercial roofing market. A reduction in the economic outlook for the U.S. tied to slowing conditions in overseas markets could also negatively impact growth in the commercial construction market.

        CCM's ability to maintain current selling price and volume levels is subject to significant competition, in particular from competitors that have recently added manufacturing capacity of commercial roofing and commercial insulation products and as a result of lower raw material costs. Raw material input costs are expected to decline moderately from current levels due to lower crude oil and related commodity pricing, however selling price pressure may negatively impact CCM's ability to maintain current EBIT margin levels or obtain incremental EBIT margin from lower raw material costs.

2014 Compared to 2013

        CCM's net sales growth of 8.9% in 2014 versus 2013 reflected higher sales volume, partially offset by lower selling price. CCM's sales volume growth in 2014 was primarily driven by increased demand from growth in the new commercial construction and re-roofing markets. For the full year 2014, CCM's net sales of its commercial roofing membrane and commercial polyiso insulation applications overall grew by 10%. With respect to international sales, CCM's net sales outside of the U.S. grew 17% during 2014 primarily reflecting increased net sales into Canada, where net sales grew by 33%. CCM's net sales into Europe grew by 12% for the full year, reflecting strong double digit organic sales growth in the first half of 2014 followed by slightly lower sales growth in the second half of 2014 due to weakening economic conditions in Europe and weakening of the Euro versus the U.S. dollar.

        CCM's EBIT margin declined 100 basis points versus the prior year primarily due to lower selling price, higher plant startup and product line closing costs versus the prior year and higher freight costs. These negative impacts were partially offset by lower per unit costs resulting from higher capacity utilization, and reduction in material usage and labor costs driven by the Carlisle Operating System. During 2014, CCM incurred product line closing costs of $0.9 million related to discontinuing production of its Insulfoam product line at its Smithfield, PA, facility. In addition, CCM incurred $9.0 million of plant startup expense at its new PVC facility and new TPO manufacturing facility in 2014. By comparison, CCM incurred $7.3 million of plant startup expense in 2013. Included in CCM's EBIT in 2013 were gains that did not recur in 2014 consisting of a $1.3 million gain related to the settlement of contingent consideration related to its 2011 acquisition of PDT, a net pre-tax gain of $1.0 million on the sale of property and fixed assets in Kingston, NY, and Kent, WA, and a gain of $1.9 million on the sale of solar roofing inventory that had previously been determined to be obsolete.

Carlisle Interconnect Technologies ("CIT" or the "Interconnect Technologies segment")

(in millions)	2015	2014	Change $	Change %	2014	2013	Change $	Change %
Net sales	$784.6	$669.1	$115.5	17.3%	$669.1	$577.7	$91.4	15.8%
EBIT	$141.6	$132.2	$9.4	7.1%	$132.2	$89.4	$42.8	47.9%
EBIT Margin	18.0%	19.8%			19.8%	15.5%

2015 Compared to 2014

        CIT's net sales growth of 17% in 2015 primarily reflected acquisition growth of 11.8%, from the acquisition of the LHi medical cabling business, and higher sales volumes of 8.5%, primarily on higher demand for its in-flight entertainment and connectivity (IFEC) applications sold into the commercial aerospace markets and slightly higher volumes on higher demand for connectivity applications sold into the defense and test and measurement markets. The increase in net sales from acquisitions and higher sales volumes were partially offset by 2.8% lower selling price.

        CIT's EBIT increased 7.1% in 2015 on higher net sales volume, lower labor and material usage costs from COS, and $7.8 million in EBIT contribution from the acquisition of LHi, partially offset by lower contractual selling price. CIT's EBIT margin declined 180 basis points versus the prior year primarily due to selling price reductions and the dilutive impact of the LHi acquisition on margin. These negative impacts were partially offset by lower per unit costs resulting from higher capacity utilization, lower labor and material usage costs from COS and lower raw material costs. Included in CIT's EBIT in 2014 was $3.5 million in costs related to the acquisition of LHi, including higher cost of goods sold related to recording acquired inventory at estimated fair value as of the acquisition date. Partially offsetting these costs in 2014 was a gain of $0.9 million recognized upon the final settlement of the acquisition of Thermax from Belden.

        During 2014, CIT began construction on a new 216,000 sq. ft. manufacturing facility in Nogales, Mexico, to meet growing demand for its aerospace applications and to support growth in its medical applications. The total cost of CIT's new facility was $23.4 million. Shipments began in the first quarter 2015 and the project was completed in the second quarter of 2015. In the third quarter of 2015, CIT announced a $13 million project to expand its production facilities in Dongguan, China into a new 260,000 sq. ft. facility to meet expected demand in both the medical technology and aerospace markets. This project is expected to be completed in 2017. CIT expects to incur startup costs of approximately $1.5 million in 2016 on this project and another $1.5 million in startup costs in 2017. Also in the fourth quarter 2015, CIT announced a $13 million project to expand its existing aerospace facility in Franklin, WI to increase manufacturing capacity by 30,000 sq. ft. to meet expected demand for its recently launched SatCom antenna adaptor plate used as part of satellite-based IFEC applications. The Franklin, WI expansion is expected to be completed in 2016. CIT expects to incur startup costs of approximately $3.0 million related to this project, primarily in the first half of 2016.

        The longer term outlook in the commercial aerospace market remains favorable with a strong delivery cycle for new commercial aircraft expected over the next several years. The outlook for the market for IFEC applications also remains positive on increasing demand for on board connectivity applications used in both installed aircraft seating and through personal mobile devices using wireless connectivity (Wi-Fi) access. One of CIT's customers, for which it supplies IFEC interconnect components, comprises approximately 22% of CIT's net sales. CIT has connectivity applications for use with grounded Wi-Fi providers, and, with its newly developed SatCom antenna adaptor plate product, for use by satellite Wi-Fi providers. Satellite based connectivity has higher bandwidth and can be accessed in flight over water.

        As a result of the LHi acquisition, combined with CIT's base medical business, net sales into the medical market comprise approximately 15% of CIT's total net sales. CIT is actively pursuing new products, customers, and complementary technologies to support its expansion into the growing healthcare technology market. The medical technology markets in which CIT competes is experiencing vendor consolidation trends among larger medical OEM's, to whom CIT offers improved product verification capabilities and value-added vertical integration through its multiple product offerings.

2014 Compared to 2013

        CIT's 16% net sales growth in 2014 primarily reflected organic sales growth of 11% and net sales from acquisitions of 4.5%. CIT's 11% organic sales growth primarily reflected higher sales volume driven by strong aerospace demand slightly offset by lower selling price from contractual price reductions that were in part tied to lower raw material commodity prices. CIT's net sales to the aerospace market in 2014 were up 14% primarily on higher demand for IFEC applications and increased sales for the Boeing 787 program. CIT net sales into the test and measurement market increased by 20% in 2014. CIT's net sales to the military market were relatively level to the prior year, reflecting lower demand in the first half of 2014 offset by sales volume growth in the second half of 2014 from new program development. Partially offsetting this was a 7% decline in net sales to the industrial market. The acquisition of LHi on October 1, 2014 contributed $26.1 million in net sales to CIT in 2014, all comprising sales to the medical market.

        CIT's EBIT margin increased significantly by 430 basis points in 2014 versus the prior year due to lower per unit costs resulting from higher capacity utilization driven by higher sales volume, and reduction in material usage and labor costs driven by the Carlisle Operating System. Included in CIT's EBIT was $1.9 million in transaction expenses for the acquisition of LHi and $1.6 million in cost of goods sold related to recording acquired inventory at estimated fair value as of the acquisition date. Partially offsetting these costs in 2014 was a gain of $0.9 million recognized upon the final settlement of the acquisition of Thermax from Belden. By comparison, included in CIT's EBIT in 2013 was $1.1 million in acquisition costs primarily due to additional costs of goods sold resulting from recording the acquired Thermax inventory at estimated fair value as of the acquisition date.

Carlisle Fluid Technologies ("CFT")

(in millions)	2015	2014	Change $	Change %
Net sales	$203.2	$—	$203.2	—%
EBIT	$20.8	$—	$20.8	—%
EBIT Margin	10.2%	—%

        On April 1, 2015, the Company completed the acquisition of the Finishing Brands business from Graco Inc. Beginning in the second quarter 2015, the Company added a reportable segment, CFT, to reflect the acquisition of Finishing Brands.

        Through the nine month period from April 1, 2015 through December 31, 2015, CFT's EBIT and EBIT margin includes acquisition related costs for Finishing Brands of $8.6 million additional costs of goods sold related to recording acquired inventory at fair value and $0.7 million allocated transaction costs. These acquisition related costs were incurred in the second quarter of 2015. CFT's EBIT in 2015 also included amortization expense of $13.2 million, or 6.5% of CFT's net sales, resulting from recording the acquired intangible assets at fair value.

        Approximately 20% to 25% of CFT's annual net sales are for the development and assembly of large fluid handling or other application systems projects. Timing of these system sales can result in sales that are higher in certain quarters versus other quarters within the same calendar year. In addition, timing of system sales can cause significant year over year sales variances.

        In 2016, CFT is establishing global headquarters in Phoenix, Arizona to streamline administrative functions and coordinate its global strategy. CFT may experience additional costs related to integration and headquarter relocation activities. CFT intends to hire additional sales, marketing and administrative staff in 2016 to support its organizational and sales growth strategy.

        Approximately 60% of CFT's net sales are outside the United States, a significant amount of which represent net sales into Asia and Europe. CFT's ability to increase net sales could be impacted by slowing growth in Asia and challenging economic conditions in Europe. A significant portion of CFT's operating earnings are generated by its subsidiaries in the United Kingdom, Japan and China, operating in British pounds, Japanese Yen and Chinese Renminbi, respectively. The results of these subsidiaries' operations are translated and reported within our consolidated results in U.S. dollars. Consistent declines in the currencies for these countries versus the U.S. dollar could negatively impact CFT's U.S. dollar reported results for both net sales and EBIT. Overall, CFT's results are subject to foreign exchange fluctuations of the U.S. Dollar versus the British Pound, Japanese Yen, Chinese Renminbi, Euro, Mexican Peso, Brazilian Real and Australian Dollar.

Carlisle Brake & Friction ("CBF" or the "Brake & Friction segment")

(in millions)	2015	2014	Change $	Change %	2014	2013	Change $	Change %
Net sales	$310.2	$355.3	$(45.1)	(12.7)%	$355.3	$350.0	$5.3	1.5%
EBIT	$17.3	$26.8	$(9.5)	(35.4)%	$26.8	$33.5	$(6.7)	(20.0)%
EBIT Margin	5.6%	7.5%			7.5%	9.6%

2015 Compared to 2014

        CBF's net sales declined 13% in 2015 reflecting a 7.6% decline from lower net sales volume and a 5.1% negative impact from foreign exchange fluctuations from the stronger U.S. Dollar versus the Euro, British pound and Yen in 2015 versus the prior year. CBF's primary markets of construction, mining, and agriculture were negatively impacted by slower global conditions and depressed conditions in the commodities markets. CBF's net sales of its off-highway braking applications into the construction market declined by 16%. CBF's net sales into the mining and agriculture markets declined by 14% and 20%, respectively.

        CBF's EBIT declined 35% and its EBIT margin declined 190 basis points to 5.6% in 2015, primarily reflecting lower net sales volume, higher per unit costs resulting from lower capacity utilization, and the negative impact of foreign exchange fluctuations of approximately $3.0 million. Also included in CBF's EBIT in 2015 was $1.7 million in severance costs, $3.4 million in asset impairment charges, and $0.5 million in closing costs for its Akron facility. By comparison, in 2014 CBF incurred $1.2 million in severance costs from staff reduction actions taken to align its cost structure with current demand levels and $4.3 million in inventory impairments.

        Consistent with forecasts by large OEM's, demand for CBF's off-highway applications for heavy industrial equipment in construction and mining is expected to remain soft and may decline further due to slowing growth in China and lower demand for commodities. CBF faces competitive pricing pressure in the current demand environment and from competitors that manufacture and sell products in Euros. CBF has taken cost reduction measures to align with net sales demand.

        A significant portion of CBF's operating earnings are generated by its subsidiaries in Italy and the United Kingdom selling and operating in Euros and British pounds, respectively. The results of these subsidiaries' operations are translated and reported within our consolidated results in U.S. dollars. Consistent declines in the Euro or the British pound versus the U.S. dollar could negatively impact CBF's U.S. dollar reported results for both net sales and EBIT.

        As of December 31, 2015, the carrying value of the CBF reporting unit's goodwill and other indefinite-lived intangible assets was $226.6 million and $117.2 million, respectively. The most recent annual goodwill impairment test was performed for all reporting units as of October 1, 2015. During this testing, we estimated that CBF's fair value, utilizing the method discussed above, exceeded its carrying value by approximately 15%. Further, based on our estimates of fair value for specific indefinite-lived intangible assets utilized by the CBF reporting unit, we concluded that no impairment exists at December 31, 2015.

        For additional information in regards to our policy with respect to testing goodwill and indefinite-lived intangible assets for impairment, refer to "Critical Accounting Policies".

        As noted above, the Company believes that the facts and circumstances as of December 31, 2015 indicate that no impairment exists with respect to CBF's goodwill and other indefinite-lived intangible assets. If the estimates of recovery in CBF's end markets do not materialize as expected and/or the U.S. Dollar continues to strengthen and therefore results are lower than anticipated, an impairment loss may be recorded.

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

        On October 11, 2013, to further streamline operations and reduce manufacturing costs, CBF announced plans to close its manufacturing facility in Akron, OH, relocate manufacturing previously conducted at this facility to other CBF facilities, and sell the facility's remaining assets. The project was completed in the first half of 2015 with total costs of $2.2 million, including employee termination, accelerated depreciation, impairment of long-lived assets and equipment relocation costs. The Company incurred exit and disposal costs of $0.9 million in 2013, $0.8 million in 2014 and $0.5 million in 2015.

Carlisle FoodService Products ("CFSP" or the "FoodService Products segment")

(in millions)	2015	2014	Change $	Change %	2014	2013	Change $	Change %
Net sales	$242.6	$244.2	$(1.6)	(0.7)%	$244.2	$238.8	$5.4	2.3%
EBIT	$27.3	$29.6	$(2.3)	(7.8)%	$29.6	$27.0	$2.6	9.6%
EBIT Margin	11.3%	12.1%			12.1%	11.3%

2015 Compared to 2014

        CFSP's net sales in 2015 declined 0.7% primarily due to lower net selling price that was partially offset by higher net sales volume. Net sales to the foodservice market were unchanged as compared to 2014 reflecting higher demand in the domestic foodservice market, offset by changes in customer mix and lower international demand in Europe and Asia. Net sales to the janitorial/sanitation market grew by 5% reflecting increased sales to retail supercenters. Net sales to the healthcare market declined by 5% primarily due to the non-recurrence of a large order with a customer in 2014 for rethermalization equipment.

        CFSP's EBIT declined 7.8% and EBIT margin declined 80 basis points primarily due to lower selling price connected with selling incentives and higher cost of capitalized inventory recognized in cost of goods sold. These negative impacts were partially offset by lower raw material costs. Included in CFSP's results for 2014 was a gain of $1.1 million on the sale of property in The Netherlands.

        CFSP's primary markets of foodservice, healthcare and janitorial/sanitation are expected to grow in line with low-single digit growth estimates for United States Growth Domestic Product.

2014 Compared to 2013

        CFSP's 2.3% net sales increase in 2014 primarily reflected higher sales volume and increased selling price realization. CFSP's net sales to the foodservice market increased by 1%. Net sales to the healthcare market increased by 4% primarily driven by a large rethermalization equipment order with a customer. Net sales to the janitorial/sanitation market increased by 3%.

        CFSP's EBIT in 2014 grew 9.6% to $29.6 million, reflecting continued progress on its performance improvement efforts that began in 2012. CFSP's EBIT margin grew 80 basis points primarily due to lower freight expense from initiatives to improve scheduling and shipment logistics and higher selling price realization. Included in CFSP's EBIT in 2014 was a $1.1 million gain from the sale of property in The Netherlands during the second quarter 2014. By comparison, included in CFSP's EBIT in 2013 was a $1.0 million gain on the sale of property in Reno, NV.

Corporate

(in millions)	2015	2014	Change $	Change %	2014	2013	Change $	Change %
Corporate expenses	$56.2	$49.1	$7.1	14.5%	$49.1	$47.1	$2.0	4.2%
As a percentage of net sales	1.6%	1.5%			1.5%	1.6%

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

        For the year ended December 31, 2015, Corporate expenses increased 14% from the prior year primarily due to higher staffing costs, performance-based incentive compensation expense and sponsorship of companywide management programs. In addition, the company incurred $1.4 million in transaction costs for the acquisition of the Finishing Brands business in the second quarter of 2015, which was reported in Corporate expenses.

        For the year ended December 31, 2014, Corporate expenses increased 4.2% from the prior year period due to higher investments in information security, performance based incentive compensation expense, and increased business development expense.

Liquidity and Capital Resources

        We maintain liquidity sources primarily consisting of cash and cash equivalents and our unused committed $600 million credit facility. As of December 31, 2015, we had $410.7 million of cash on hand, of which $122.0 million was located in wholly-owned subsidiaries of the Company outside the United States. Cash held by subsidiaries outside the United States is held in U.S. Dollars or in the currency of the country in which it is located. It is our intention to use cash held outside the United States to fund the operating activities of our foreign subsidiaries, to make further investments in our foreign operations, and to invest in additional growth opportunities for the Company through acquisitions. Cash outside the United States is generally held in deposit accounts with banking institutions that are parties to our credit facility. The majority of these accounts are at bank subsidiaries that are owned by U.S. corporate banks. Repatriation of cash held by foreign subsidiaries may require the accrual and payment of taxes in the United States; however, consistent with our unremitted earnings, we consider such related cash to be permanently reinvested in our foreign operations and our current plans do not demonstrate a need, nor do we plan, to repatriate such cash to fund U.S. operations and financing activities. We plan to continue to invest in our international business and potential acquisitions to achieve our stated goal of 30% of net sales outside of the United States.

        In addition, cash held by subsidiaries in China is subject to local laws and regulations that require government approval for conversion of such cash to and from U.S. Dollars as well as for transfer of such cash to entities that are outside of China. As of December 31, 2015, we had cash and cash equivalents of $21.4 million located in wholly owned subsidiaries of the Company within China.

Sources and Uses of Cash

	Twelve Months Ended December 31,
(in millions)	2015	2014	2013
Net cash provided by operating activities	$529.2	$295.9	$414.7
Net cash used in investing activities	(670.8)	(297.8)	270.1
Net cash used in financing activities	(173.0)	(20.2)	(41.5)
Effect of foreign currency exchange rate changes on cash	(5.5)	(1.6)	(1.3)

Change in cash and cash equivalents	$(320.1)	$(23.7)	$642.0

2015 Compared to 2014

        The Company had net cash provided by operating activities of $529.2 million for the year ended December 31, 2015 compared to cash provided of $295.9 million in the prior year. The increase in net cash provided by operating activities was attributable to increased cash income, resulting from lower raw material costs, cash taxes paid, cash from acquired businesses and a difference of $145.0 million between cash provided by working capital of $94.6 million in 2015 and cash used of $50.4 million in 2014. In 2015, cash provided by changes in inventory of $23.0 million compared to cash used of $27.7 million in 2014. Cash provided by changes in accrued expenses of $79.9 million in 2015 compared to cash provided of $14.5 million in 2014, and includes differences in usage of cash for tax payments in 2015 versus 2014.

        We use the ratio of our average working capital balances (defined as the average of the quarter end balances, excluding current year acquisitions, of trade receivables plus net inventory, less trade payables) as a percentage of annualized sales (defined as year-to-date net sales, excluding current year acquisitions, calculated on an annualized basis) to evaluate our effectiveness in managing our cash requirements in relation to changes in sales activity. The Company has a long term strategy is to reduce the ratio of working capital as a percentage of net sales in order to generate strong cash flow from our businesses and improve overall liquidity as our business activities grow. However in 2015, average working capital as a percentage of annualized sales increased 40 basis points to 18.2%, as compared to a percentage of 17.8% for 2014, primarily as a result of higher average working capital as a percentage of net sales in the first half of 2015 on higher commercial roofing demand at Construction Materials.

        Cash used in investing activities was $670.8 million in 2015 compared to $297.8 million in 2014. In 2015, cash used in investing activities included $598.9 million, net of $12.2 million cash acquired, used to acquire Finishing Brands and $72.1 million in capital expenditures. In 2014, cash used in investing activities included $118.8 million in capital expenditures and $194.0 million, net of $6.7 million cash acquired, used to acquire LHi Technologies. Also in 2014, we received $9.7 million as part of the final working capital settlement from the sale of the Transportation Products business.

        Capital expenditures of $72.1 million in 2015 declined by $46.7 million from expenditures of $118.8 million in 2014. The decline was primarily attributable to lower capital expenditures at Construction Materials in 2015 due to completion of its new TPO and PVC production facilities in 2014. During 2015, the Interconnect Technologies segment spent $34.5 million in capital expenditures, including $7.0 million for the completion of its new manufacturing facility in Nogales, Mexico, as well as other projects tied to product or capacity expansion.

        Cash used in financing activities was $173.0 million in 2015 compared to $20.2 million in 2014. During 2015, cash used in financing activities primarily reflected $137.2 in share repurchases, $72.3 million in dividends paid and $2.9 million in debt repayments, partially offset by net cash inflows related to the exercise of employee stock options of $39.4 million in 2015. The Company started its systematic share repurchase program in 2015 and repurchased 1,496,411 shares. Also in 2015, we increased our dividends to shareholders by 17%, representing the 39th consecutive year of dividend increases.

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

        Cash used for working capital and other assets and liabilities of $50.4 million in 2014 compared to cash provided by working capital of $48.0 million in 2013, reflecting lower net cash flow related to working capital of $98.4 million in 2014 versus 2013. Cash used for working capital in 2014 primarily consisted of a $27.7 million increase in inventories, an $18.1 million increase in accounts receivable and a $13.6 million reduction in accounts payable and long term liabilities, partially offset by a $14.5 million increase in accrued expenses. Cash provided by working capital in 2013 primarily consisted of a $35.6 million reduction in inventories and an $8.4 million decrease in accounts receivable, partially offset by a $8.0 million decrease in accounts payable and accrued expenses. For the full year 2014, average working capital as a percentage of annualized sales declined by 90 basis points to 17.8%, as compared to a percentage of 18.7% for 2013.

        Cash used in investing activities was $297.8 million in 2014 compared to $270.1 million provided by investing activities in 2013. In 2014, cash used in investing activities included $118.8 million in capital expenditures and $194.0 million, net of $6.7 million cash acquired, used to acquire LHi Technologies. Also in 2014, we received $9.7 million as part of the final working capital settlement from the sale of the Transportation Products business. In 2013, cash provided by investing activities related to $369.0 million in proceeds on the sale of the Transportation Products business, net of cash on hand at the time of sale, and $11.9 million in proceeds on the sale of equipment, partially offset by $110.8 million in capital expenditures.

        Capital expenditures of $118.8 million in 2014 compared to $110.8 million in 2013. The Construction Materials segment represented 43% of total capital expenditures in 2014 as a result of projects to construct a new TPO plant in Carlisle, PA, and complete construction on a new PVC plant in Greenville, IL. CCM's total capital expenditures were $51.4 million in 2014. During 2014, the Interconnect Technologies segment spent $32.2 million in capital expenditures primarily for the construction of a new manufacturing facility in Nogales, Mexico.

        Cash used in financing activities was $20.2 million in 2014 compared to $41.5 million in 2013. During 2014, cash used in financing activities related to $61.2 million in dividends paid and $1.5 million in repayments on industrial and revenue bonds, partially offset by net cash inflows related to the exercise of employee stock options.

Debt Instruments, Guarantees and Covenants

        The following table quantifies certain contractual cash obligations and commercial commitments at December 31, 2015:

(in millions)	Total	2016	2017	2018	2019	2020	Thereafter
Short-term credit lines and long-term debt	$750.1	$150.1	$—	$—	$—	$250.0	$350.0
Interest on long-term debt(1)	165.0	35.1	25.9	25.9	25.9	25.9	26.3
Noncancelable operating leases	75.5	18.3	14.5	13.0	10.9	7.1	11.7
Estimated workers' compensation claims	19.4	5.1	3.6	2.6	1.9	1.4	4.8
Estimated post-retirement benefit payments	279.6	14.9	15.3	14.7	13.9	13.6	207.2

Total commitments	$1,289.6	$223.5	$59.3	$56.2	$52.6	$298.0	$600.0

(1)
Future expected interest payments are calculated based on the stated rate for fixed rate debt and the effective interest rate at December 31, 2015 for variable rate debt.

        The above table does not include $159.7 million of long-term deferred revenue and $202.7 million of other long-term liabilities, of which $32.4 million relates to unrecognized income tax benefits. Excluded Other long-term liabilities consist primarily of deferred income tax liabilities and deferred compensation. Due to factors such as the timing of book-tax difference reversals and retirement of employees, it is not reasonably possible to estimate when these will become due.

        The amount of $19.4 million in obligations for workers compensation claims reflected an estimate for discounted claims reported to the company and incurred but not yet reported. The Company's estimate is based upon actuarial assumptions and loss development factors and the Company's historical loss experience. See Note 11 in the Notes to Consolidated Financial Statements.

        The amount of $279.6 million in post-retirement benefit payments primarily reflected undiscounted estimated employee obligations under the Company's qualified defined benefit pension plans, as well as obligations for the Company's non-qualified executive supplemental and director plans and other post-retirement welfare plans. The amount of estimated obligations is based upon plan provisions, increases to compensation levels, actuarial assumptions and health care cost trends. Of the $279.6 million in estimated obligations, approximately $240.4 million reflect projected benefit obligations under the Company's qualified defined benefit plans. The Company maintains a trust in which plan assets of the trust, based upon their fair value measurement as of December 31, 2015, and expected return on assets are expected to fully fund the Company's projected benefit obligations for its qualified defined benefit plans. See Note 1, Note 13, and Note 16 in the Notes to Consolidated Financial Statements.

        Although we have entered into purchase agreements for certain key raw materials, there were no such contracts with a term exceeding one year in place at December 31, 2015.

        Our $600 million senior unsecured revolving credit facility (the "Facility") allows for borrowings of between one month and six month maturity at an interest rate spread of 1.125 percentage points over Libor, based upon our current investment grade credit rating. The Facility has an annual facility fee of 0.125 percentage points of the overall facility, or $750,000. We use the facility for general working capital purposes and to provide additional liquidity to pursue growth opportunities including acquisitions. The Facility expires on December 12, 2018. At December 31, 2015, we had $600 million available under the Facility. The Facility provides for grid-based interest pricing based on the credit rating of our senior unsecured bank debt or other unsecured senior debt and our utilization of the facility. Our senior unsecured debt is rated BBB by Standard & Poor's and Baa2 by Moody's. The facility requires us to meet various restrictive covenants and limitations including certain leverage ratios, interest coverage ratios, and limits on outstanding debt balances held by certain subsidiaries. We had no borrowings on our facility during the year ended December 31, 2015.

        On November 20, 2012, we completed a public offering of $350.0 million of notes with a stated interest rate of 3.75% due November 15, 2022 (the "2022 Notes"). The 2022 Notes were issued at a discount of approximately $1.1 million, resulting in proceeds of approximately $348.9 million. Interest on the 2022 Notes is paid each May 15 and November 15, which commenced on May 15, 2013. The proceeds were utilized to re-pay borrowings under our $600 million revolving credit facility and fund the acquisition of Thermax on December 17, 2012.

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

        We have outstanding senior notes for principal amount of $150.0 million that mature on August 15, 2016 (the "2016 Notes"). Interest on the 2016 Notes is paid each February 15 and August 15, which commenced on February 15, 2007.

        At December 31, 2015, the fair value of our $350 million 3.75% notes due 2022, $250 million 5.125% notes due 2020 and $150 million 6.125% notes due 2016, using Level 2 inputs, is approximately $349.3 million, $268.6 million and $152.9 million, respectively. Fair value is estimated based on current yield rates plus our estimated credit spread available for financings with similar terms and maturities.

        We also maintain a $45.0 million uncommitted line of credit, of which $45.0 million was available for borrowing as of December 31, 2015. We had no borrowings under the uncommitted line of credit during 2015.

        As of December 31, 2015, we had outstanding letters of credit amounting to $30.2 million. Letters of credit are issued primarily to provide security under insurance arrangements and certain borrowings and are issued under a continuing credit agreement with J.P. Morgan Chase Bank, N.A.

        Under our various debt and credit facilities, we are required to meet various restrictive covenants and limitations, including certain leverage ratios, interest coverage ratios, and limits on outstanding debt balances held by certain subsidiaries. We were in compliance with all covenants and limitations in 2015 and 2014.

        We view our debt to capital ratio (defined as short-term debt plus long-term debt divided by the sum of total Shareholders' equity, long-term debt and short-term debt) as an important indicator of our ability to utilize debt in financing acquisitions and capital investments. As of December 31, 2015, our debt to capital ratio was 24%.

Cash Management

        Our priorities for the use of cash are to invest in growth and performance improvement opportunities for our existing businesses and maintain assets through capital expenditures, pursue strategic acquisitions that meet shareholder return criteria, pay dividends to shareholders, and return value to shareholders through share repurchases.

        Capital expenditures in 2016 are expected to be between $100 million and $125 million. The amount of expenditures is higher than capital expenditures in 2015 due to planned expenditures for the Fluid Technologies segment as well as investments by Interconnect Technologies to expand its manufacturing capacity in Dongguan, China and Franklin, WI. Planned capital expenditures for 2016 include business sustaining projects, cost reduction efforts, and new product expansion.

        No minimum contributions to our pension plans are required in 2016. However, during 2016 we expect to pay approximately $1.0 million in participant benefits under the executive supplemental and director plans. In light of our plans' funded status, we do not expect to make any discretionary contributions to our other pension plans in 2016. We did not make any contributions to the pension plans during 2015.

        We intend to pay dividends to our shareholders and have increased our dividend rate annually for the past 39 years.

        We repurchased 1,496,411 shares in 2015 as part of our plan to return capital to shareholders, utilizing $137.2 million of our cash on hand. As of December 31, 2015, we had authority to repurchase an additional 1,517,746 shares. Shares may be repurchased at management's direction. Purchases may occur from time-to-time in the open market and no maximum purchase price has been set. The Company plans to continue to repurchase shares in 2016 on a systematic basis and may seek authorization from the Board of Directors to purchase additional shares in 2016. The decision to repurchase shares will depend on price, availability, and other corporate developments.

        We believe that our cash on hand, operating cash flows, credit facilities, lines of credit, access to bank financing and capital markets, and leasing programs provide adequate liquidity and capital resources to fund ongoing operations, repay our $150 million 2016 notes due August 15, 2016, expand existing lines of business, and make strategic acquisitions. In addition, we believe that our liquidity and capital resources from U.S. operations are adequate to fund our U.S. operations and corporate activities without a need to repatriate funds held by subsidiaries outside the United States. However, the ability to maintain existing credit facilities and access the capital markets can be impacted by economic conditions outside our control, specifically credit market tightness or sustained market downturns. Our cost to borrow and capital market access can be impacted by debt ratings assigned by independent rating agencies, based on certain credit measures such as interest coverage, funds from operations and various leverage ratios.

Environmental

        We are subject to increasingly stringent environmental laws and regulations, including those relating to air emissions, wastewater discharges, chemical and hazardous waste management and disposal. Some of these environmental laws hold owners or operators of land, businesses, or offsite disposal facilities liable for their own and for previous owners' or operators' releases of hazardous or toxic substances or wastes. Other environmental laws and regulations require the obtainment and compliance with environmental permits. To date, costs of complying with environmental, health and safety requirements have not been material and we do not currently have any significant accruals related to potential future costs of environmental remediation at December 31, 2015 and 2014, nor do we have any asset retirement obligations recorded at those dates. However, the nature of our operations and our long history of industrial activities at certain of our current or former facilities, as well as those acquired, could potentially result in material environmental liabilities or asset retirement obligations.

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

        Revenue Recognition.    We recognize revenue when all of the criteria under current U.S. GAAP are met. Those include:

  •
  pervasive evidence of an arrangement exists,

  •
  delivery has occurred,

  •
  the customer takes ownership and assumes risk of loss,

  •
  collection is probable at the time of sale, and

  •
  the sales price is fixed or determinable.

        The first four criteria are generally a matter of fact based on the terms and conditions of sale along with estimates of delivery times for those sales with delivery terms, and an assessment of customer credit risk at the time of sale. The most critical judgments involved in revenue recognition are primarily those related to concluding that the sales price is determinable. We offer various early payment discounts, rebates, and other incentives to our customers primarily for competitive reasons. We estimate the impact of these items at the time of sale based on historical experience of the ultimate price collected for similar transactions with similar customers, industries, and geographic markets, adjusted based on any known events or conditions that would suggest a different outcome. We believe that we have sufficient history and other information available to produce a reliable estimate and conclude that the price is determinable at the time of sale. We reflect the impact of these various discounts and incentives as a reduction of revenue at the time of sale and subsequently adjust the initial estimate as new information becomes available.

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

        Goodwill is not amortized but is tested annually, or more often if impairment indicators are present, for impairment at a reporting unit level. We have determined that our operating segments are our reporting units. We have allocated goodwill to our reporting units as follows:

(in millions)	December 31, 2015	December 31, 2014
Carlisle Construction Materials	$118.7	$123.3
Carlisle Interconnect Technologies	555.4	554.3
Carlisle Fluid Technologies	173.4	—
Carlisle Brake & Friction	226.6	226.6
Carlisle FoodService Products	60.3	60.3

Total	$1,134.4	$964.5

        For the 2015 impairment test, four reporting units were tested for impairment using ASC 350's quantitative approach: Carlisle Construction Materials, Carlisle Interconnect Technologies, Carlisle Brake & Friction, and Carlisle FoodService Products. We estimate that all of our indefinite-lived intangible assets' fair values exceeded their carrying values at these reporting units. We estimated the fair value of our reporting units primarily based on the income approach utilizing the discounted cash flow method. We also utilized fair value estimates derived from the market approach utilizing the public company market multiple method to validate the results of the discounted cash flow method, which required us to make assumptions about the applicability of those multiples to our reporting units. The discounted cash flow method required us to estimate future cash flows and discount those amounts to present value. The key assumptions that drove fair value included:

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

        Fair value exceeded carrying value for the above reporting units at December, 31, 2015. While we believe these assumptions are appropriate, they are subject to uncertainty and by nature include judgments and estimates regarding various factors including the realization of sales price increases, fluctuation in price and availability in key raw materials, and operating efficiencies.

        The Carlisle Fluid Technologies reporting unit was tested for impairment using ASC 350's qualitative approach due to the fact that the business that comprises the CFT reporting unit was acquired April 1, 2015 and based on our comparison of estimates of future performance at December 31, 2015 versus our estimates at the time of the acquisition we concluded that there were no significant changes and therefore no indicators of impairment at December 31, 2015. Our estimates of future performance considered factors such as sales growth, expected raw materials pricing, and the business environment of the industries CFT serves. We will continue to evaluate the CFT reporting unit for indicators of impairment on an interim basis and expect to perform a quantitative analysis at the next annual impairment test.

        As discussed in Item 2 of the Company's September 30, 2015 Quarterly Report on 10-Q under Financial Reporting Segments, we performed an interim goodwill impairment test for the Carlisle Brake & Friction reporting unit as of September 30, 2015 and concluded that its fair value exceeded its carrying value. During the annual impairment testing performed as of October 1, 2015, we estimated that CBF's fair value, utilizing the method discussed above, similarly continued to exceed its carrying value by approximately 15%. Further, based on our estimates of fair value for specific indefinite-lived intangible assets utilized by the CBF reporting unit we concluded that no impairment exists at December 31, 2015. We have and will continue to monitor EBIT margins versus forecasted performance for this reporting unit given the economic conditions in its industry as to whether there are any indicators of impairment. Consequently, if our current estimates of recovery in CBF's end markets do not materialize as expected and/or the U.S. Dollar continues to strengthen, and therefore results continue to be lower than anticipated, or if interest rates and other factors affecting the industry WACC adversely change, an impairment loss may be recorded.

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

        Pensions.    We maintain defined benefit retirement plans for certain employees. The annual net periodic expense and benefit obligations related to these plans are determined on an actuarial basis. This determination requires assumptions to be made concerning general economic conditions (particularly interest rates), expected return on plan assets, increases to compensation levels, and health care cost trends. These assumptions are reviewed periodically by management in consultation with our independent actuary and investment manager. Changes in the assumptions to reflect actual experience can result in a change in the net periodic expense and accrued benefit obligations. Beginning in 2016, we will move from utilizing a weighted-average discount rate, which was derived from the yield curve used to measure the benefit obligation at the beginning of the period, to a spot yield rate curve to estimate the pension benefit obligation and net periodic benefit costs. The change in estimate provides a more accurate measurement of service and interest costs by applying the spot rate that could be used to settle each projected cash flow individually. This change in estimate is not expected to have a material effect on net periodic benefit costs for 2016.

        The defined benefit pension plans' assets consist primarily of fixed-income and equity mutual funds, which are considered Level 1 assets under the fair value hierarchy as their fair value is derived from market-observable data. We use the market related valuation method to determine the value of plan assets, which recognizes the change of the fair value of the plan assets over five years. If actual experience differs from these long-term assumptions, the difference is recorded as an unrecognized actuarial gain (loss) and then amortized into earnings over a period of time based on the average future service period, which may cause the expense related to providing these benefits to increase or decrease. The weighted-average expected rate of return on plan assets was 6.20% for the 2015 valuation. While we believe 6.20% is a reasonable expectation based on the plan assets' mix of fixed income and equity investments, significant differences in actual experience or significant changes in the assumptions used may materially affect the pension obligations and future expense. The effects of a 0.25% increase or decrease in the expected rate of return would cause our estimated 2015 pension expense to be approximately $0.4 million lower or $0.4 million higher, respectively. The assumed weighted-average discount rate was 4.15% for the 2015 valuation. The effects of a 0.25% increase or decrease in the assumed discount rate would cause our projected benefit obligation at December 31, 2015 to be approximately $3.8 million lower or $3.7 million higher, respectively. We used a weighted-average assumed rate of compensation increase of 4.29% for the 2015 valuation. This rate is not expected to change in the foreseeable future and is based on our actual rate of compensation increase over the past several years, adjusted to reflect management's expectations regarding future labor costs.

        We also have a limited number of unfunded post-retirement benefit programs that provide certain retirees with life insurance, medical and prescription drug coverage. The annual net periodic expense and benefit obligations of these programs are also determined on an actuarial basis and are subject to assumptions on the discount rate and increases in compensation levels. The discount rate used for the 2015 valuation was 3.99%. The effects of a 1% increase or decrease in either the discount rate or the assumed health care cost trend rates would not be material. Similar to the defined benefit retirement plans, these plans' assumptions are reviewed periodically by management in consultation with our independent actuary. Changes in the assumptions can result in a change in the net periodic expense and accrued benefit obligations.

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

New Accounting Standards Not Yet Effective

        See Note 1 to the Consolidated Financial Statements in Item 8 for more information regarding new accounting standards which are not yet effective.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        We are exposed to market risk in the form of changes in interest rates, foreign currency exchange rates, and commodity prices for raw materials. We may, from time to time, enter into derivative financial instruments to manage these risks; however, we do not utilize such instruments or contracts for speculative or trading purposes. In the event that we enter into a derivative financial instrument, it is possible that such future dated contracts could no longer serve as a hedge if the projected cash flow does not occur as anticipated at the time of contract initiation.

        We are exposed to interest rate risks as a result of our borrowing and investing activities, which principally includes long-term borrowings used to maintain liquidity and to fund our business operations and capital requirements. From time to time, to manage our mix of fixed and variable interest rate debt effectively, we may enter into interest rate swaps. As of December 31, 2015 and 2014 there were no interest rate swaps in place and, at both dates, all of our long-term debt (including the current portion) was fixed-rate and U.S. dollar denominated. We have a $600 million revolving credit facility that allows for borrowings at a variable interest rate. We had no outstanding borrowings under this facility as of December 31, 2015 and 2014.

        The nature and amount of our long-term debt may vary from time to time as a result of business requirements, market conditions, and other factors. We consider the risk to our results of operations from changes in market rates of interest to be minimal as such instruments are fixed-rate. However, for purposes of calculating the market risks associated with the fair value of our long-term debt, we use a one hundred basis point change in market interest rates. As of December 31, 2015 and 2014, the market risk associated with the fair value of our long-term debt, assuming a one hundred basis point change in interest rates was approximately $35 million and $40 million, respectively.

        As a multi-national company, a portion of our operating cash flows are denominated in foreign currencies, and as such we are exposed to market risk from changes in foreign currency exchange rates. We are primarily exposed to the exchange rates of currencies including the Canadian Dollar, Chinese Renminbi, Euro, British Pound, and Japanese Yen. We continually evaluate our foreign currency exposure based on current market conditions and the locations in which we conduct our business. We manage most of our foreign currency exposure on a consolidated basis, which allows us to net certain exposures and take advantage of natural offsets. In order to mitigate foreign currency risk, we may, from time to time, enter into derivative financial instruments, generally foreign currency forward contracts, to hedge the cash flows related to certain foreign currency denominated sales and purchase transactions expected within one year and the related recognized trade receivable or payable. The gains and losses on these contracts offset changes in the value of the related exposures. It is our policy to enter into foreign currency derivative financial instruments only to the extent considered necessary to meet the objectives set forth above. We generally do not hedge the risk from translation of sales and earnings into U.S. dollars for financial reporting.

        We had foreign exchange forward contracts with an aggregate notional amount of $7.1 million outstanding as of December 31, 2015. The fair value of these contracts for the reporting period is minimal as they were entered into at or near December 31, 2015. The near term sensitivity of these contracts to changes in foreign currency exchange rates is also minimal as they are scheduled to mature in the first quarter of 2016. Further, changes in the fair value of these contracts will be offset by changes in the cash flows of the underlying foreign currency denominated assets and liabilities which the contracts are intended to mitigate.

        We continually address the impact of changes in commodity prices on our results of operations and cash flow. Our exposure to changes in commodity prices is principally indirect as we do not directly purchase exchange-traded commodities, but rather purchase raw materials that are a result of further downstream processing (as noted in Item 1 of this Form 10-K), primarily those inputs resulting from processing crude oil, natural gas, iron ore, gold, silver, and copper. We generally manage the risk of changes in commodity prices that impact our raw material costs by seeking to (1) offset increased costs through increases in prices, (2) alter the nature and mix of raw materials used to manufacture our finished goods or (3) enter into commodity-linked sales or purchase contracts, all to the extent possible based on competitive and other economic factors. We may also from time to time enter into derivative financial instruments to mitigate such impact however, at December 31, 2015 and 2014 we had no derivative financial instruments in place.

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Carlisle Companies Incorporated

        We have audited the accompanying consolidated balance sheets of Carlisle Companies Incorporated as of December 31, 2015 and 2014, and the related consolidated statements of earnings and comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Carlisle Companies Incorporated at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Carlisle Companies Incorporated's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 8, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Charlotte, North Carolina
February 8, 2016

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Carlisle Companies Incorporated

        We have audited Carlisle Companies Incorporated's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Carlisle Companies Incorporated's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the Finishing Brands business which was acquired on April 1, 2015 and is reported as new reporting segment named Carlisle Fluid Technologies ("CFT"). The results of CFT are included in the 2015 consolidated financial statements of Carlisle Companies Incorporated and constitute $659.5 million and $620.8 million of total and net assets, respectively, as of December 31, 2015 and $203.2 million and $20.8 million of net sales and earnings before interest and income taxes, respectively, for the year then ended. Our audit of internal control over financial reporting of Carlisle Companies Incorporated also did not include an evaluation of the internal control over financial reporting of CFT.

        In our opinion, Carlisle Companies Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Carlisle Companies Incorporated as of December 31, 2015 and 2014 and the related consolidated statements of earnings and comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2015 of Carlisle Companies Incorporated and our report dated February 8, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Charlotte, North Carolina
February 8, 2016

Carlisle Companies Incorporated

Consolidated Statements of Earnings and Comprehensive Income

	For the Years Ended December 31,
(in millions except share and per share amounts)	2015	2014	2013
Net sales	$3,543.2	$3,204.0	$2,943.0
Cost of goods sold	2,536.5	2,384.5	2,197.4
Selling and administrative expenses	461.9	379.0	353.7
Research and development expenses	42.8	33.8	29.3
Other (income) expense, net	0.1	(1.6)	(4.2)

Earnings before interest and income taxes	501.9	408.3	366.8
Interest expense, net	34.0	32.2	33.8

Earnings before income taxes from continuing operations	467.9	376.1	333.0
Income tax expense (Note 6)	148.3	124.4	97.8

Income from continuing operations	319.6	251.7	235.2
Discontinued operations (Note 4)
Income (loss) before income taxes	0.1	(2.1)	(60.5)
Income tax benefit	—	(1.7)	(35.0)

Income (loss) from discontinued operations	0.1	(0.4)	(25.5)

Net income	$319.7	$251.3	$209.7

Basic earnings (loss) per share attributable to common shares(1)
Income from continuing operations	$4.89	$3.89	$3.69
Loss from discontinued operations	—	—	(0.40)

Basic earnings per share	$4.89	$3.89	$3.29

Diluted earnings (loss) per share attributable to common shares(1)
Income from continuing operations	$4.82	$3.83	$3.61
Loss from discontinued operations	—	(0.01)	(0.39)

Diluted earnings per share	$4.82	$3.82	$3.22

Comprehensive Income
Net income	$319.7	$251.3	$209.7
Other comprehensive income (loss) (Note 18)
Change in foreign currency translation	(29.6)	(26.1)	(1.6)
Change in accrued post-retirement benefit liability, net of tax	4.6	(3.8)	5.9
Loss on hedging activities, net of tax	(0.3)	(0.4)	(0.3)

Other comprehensive income (loss)	(25.3)	(30.3)	4.0

Comprehensive income	$294.4	$221.0	$213.7

(1)
Earning per share calculated based on the two-class method. See Note 7 for detailed calculations.

See accompanying notes to Consolidated Financial Statements

Carlisle Companies Incorporated

Consolidated Balance Sheets

(in millions except share and per share amounts)	December 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$410.7	$730.8
Receivables, net of allowance of $4.7 in 2015 and $4.8 in 2014	502.5	439.2
Inventories (Note 8)	356.0	339.1
Deferred income taxes (Note 6)	—	35.4
Prepaid expenses and other current assets	50.3	67.0

Total current assets	1,319.5	1,611.5

Property, plant, and equipment, net of accumulated depreciation of $568.7 in 2015 and $513.7 in 2014 (Note 9)	585.8	547.3
Other assets:
Goodwill, net (Note 10)	1,134.4	964.5
Other intangible assets, net (Note 10)	887.8	611.7
Other long-term assets	26.6	23.7

Total other assets	2,048.8	1,599.9

TOTAL ASSETS	$3,954.1	$3,758.7

Liabilities and Shareholders' Equity
Current liabilities:
Short-term debt, including current maturities (Note 12)	$149.9	$—
Accounts payable	212.6	198.0
Accrued expenses	219.4	176.3
Deferred revenue (Note 14)	24.0	17.9

Total current liabilities	605.9	392.2

Long-term liabilities:
Long-term debt (Note 12)	598.7	749.8
Deferred revenue (Note 14)	159.7	151.1
Other long-term liabilities (Note 16)	242.4	260.6

Total long-term liabilities	1,000.8	1,161.5

Shareholders' equity:
Preferred stock, $1 par value per share. Authorized and unissued 5,000,000 shares	—	—
Common stock, $1 par value per share. Authorized 200,000,000 shares; 78,661,248 shares issued; 64,051,600 outstanding in 2015 and 64,691,059 outstanding in 2014	78.7	78.7
Additional paid-in capital	293.4	247.8
Deferred compensation equity (Note 5)	8.0	6.0
Cost of shares in treasury—14,383,241 shares in 2015 and 13,723,201 shares in 2014	(327.4)	(200.1)
Accumulated other comprehensive loss (Note 18)	(87.1)	(61.8)
Retained earnings	2,381.8	2,134.4

Total shareholders' equity	2,347.4	2,205.0

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,954.1	$3,758.7

See accompanying notes to Consolidated Financial Statements

Carlisle Companies Incorporated

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(in millions)	2015	2014	2013
Operating activities
Net income	$319.7	$251.3	$209.7
Reconciliation of net income to cash flows provided by operating activities:
Depreciation	73.5	64.7	75.4
Amortization	55.8	39.3	38.5
Non-cash compensation, net of tax benefit	2.7	3.3	11.9
Gain on sale of businesses	—	—	(6.2)
(Gain) loss on sale of property and equipment, net	1.0	(0.9)	(1.3)
Impairment of assets	—	—	100.3
Deferred taxes	(15.8)	(9.9)	(61.7)
Foreign exchange (gain) loss	—	(2.0)	0.1
Changes in assets and liabilities, excluding effects of acquisitions and divestitures:
Receivables	(11.8)	(18.1)	8.4
Inventories	23.0	(27.7)	35.6
Prepaid expenses and other assets	6.7	(5.5)	11.1
Accounts payable	(2.9)	(5.1)	(20.6)
Accrued expenses and deferred revenues	78.4	14.5	12.6
Long-term liabilities	1.2	(8.5)	0.9
Other operating activities	(2.3)	0.5	—

Net cash provided by operating activities	529.2	295.9	414.7

Investing activities
Capital expenditures	(72.1)	(118.8)	(110.8)
Acquisitions, net of cash	(598.9)	(194.0)	—
Proceeds from sale of property and equipment	0.2	5.3	11.9
Proceeds from sale of business	—	9.7	369.0

Net cash provided by (used in) investing activities	(670.8)	(297.8)	270.1

Financing activities
Net change in short-term borrowings and revolving credit lines	(1.4)	—	—
Repayments of long-term debt	(1.5)	(1.5)	(1.5)
Debt issuance costs	—	—	(0.6)
Acquistion date value of contingent consideration settled	—	—	(5.2)
Dividends paid	(72.3)	(61.2)	(53.7)
Proceeds from issuance of treasury shares and stock options	39.4	42.5	19.5
Repurchases of common stock	(137.2)	—	—

Net cash used in financing activities	(173.0)	(20.2)	(41.5)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(5.5)	(1.6)	(1.3)

Change in cash and cash equivalents	(320.1)	(23.7)	642.0
Cash and cash equivalents
Beginning of period	730.8	754.5	112.5

End of period	$410.7	$730.8	$754.5

See acompanying notes to Consolidated Financial Statements

Carlisle Companies Incorporated

Consolidated Statements of Shareholders' Equity

(In millions, except share and per share amounts)

	Common Stock				Accumulated Other Comprehensive Income (loss)		Shares in Treasury
			Additional Paid-In Capital	Deferred Compensation Equity		Retained Earnings			Total Shareholders' Equity
	Shares	Amount					Shares	Cost
Balance at December 31, 2012	63,127,299	$78.7	$171.4	$0.6	$(35.5)	$1,788.3	15,249,714	$(215.4)	$1,788.1
Net income		—	—	—	—	209.7		—	209.7
Other comprehensive income, net of tax		—	—	—	4.0	—		—	4.0
Cash dividends—$0.84 per share		—	—	—	—	(53.7)		—	(53.7)
Stock based compensation other(1)	531,478	—	29.7	2.4	—	—	(488,233)	5.9	38.0

Balance at December 31, 2013	63,658,777	78.7	201.1	3.0	(31.5)	1,944.3	14,761,481	(209.5)	1,986.1
Net income		—	—	—	—	251.3		—	251.3
Other comprehensive loss, net of tax		—	—	—	(30.3)	—		—	(30.3)
Cash dividends—$0.94 per share		—	—	—	—	(61.2)		—	(61.2)
Stock based compensation(1)	1,032,282	—	46.7	3.0	—	—	(1,038,280)	9.4	59.1

Balance at December 31, 2014	64,691,059	78.7	247.8	6.0	(61.8)	2,134.4	13,723,201	(200.1)	2,205.0
Net income		—	—	—	—	319.7		—	319.7
Other comprehensive loss, net of tax		—	—	—	(25.3)	—		—	(25.3)
Cash dividends—$1.10 per share		—	—	—	—	(72.3)		—	(72.3)
Common stock repurchase	(1,496,411)	—	—	—	—	—	1,496,411	(137.2)	(137.2)
Stock based compensation(1)	856,952	—	45.6	2.0	—	—	(836,371)	9.9	57.5

Balance at December 31, 2015	64,051,600	$78.7	$293.4	$8.0	$(87.1)	$2,381.8	14,383,241	$(327.4)	$2,347.4

(1)
Stock based compensation includes stock option activity, net of tax, and restricted share activity

See accompanying notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

Note 1—Summary of Accounting Policies

Nature of Business

        Carlisle Companies Incorporated, its wholly owned subsidiaries and their divisions or subsidiaries, referred to herein as the "Company" or "Carlisle," is a global diversified company that designs, manufactures, and markets a wide range of products that serve a broad range of niche markets including commercial roofing, energy, agriculture, mining, construction, aerospace and defense electronics, medical technology, transportation, general industrial, protective coating, wood, auto refinishing, foodservice, and healthcare and sanitary maintenance. The Company markets its products as a component supplier to original equipment manufacturers, distributors, as well as directly to end-users.

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

Shipping and Handling Costs

        Costs incurred to physically transfer product to customer locations are recorded as a component of cost of goods sold. Charges passed on to customers are recorded into net sales.

Receivables and Allowance for Doubtful Accounts

        Receivables are stated at net realizable value. The Company performs ongoing evaluations of its customers' current creditworthiness, as determined by the review of their credit information to determine if events have occurred subsequent to the recognition of the revenue and related receivable

Notes to Consolidated Financial Statements (Continued)

Note 1—Summary of Accounting Policies (Continued)

that provides evidence that such receivable will be realized at an amount less than that recognized at the time of sale. Estimates of net realizable value are based on historical losses, adjusting for current economic conditions and, in some cases, evaluating specific customer accounts for risk of loss. The allowance for doubtful accounts was $4.7 million at December 31, 2015, $4.8 million at December 31, 2014, and $3.3 million at December 31, 2013. Changes in economic conditions in specific markets in which the Company operates could have an effect on reserve balances required and on the ability to recognize revenue until cash is collected or collectability is probable. The following is activity in the Company's allowance for doubtful accounts for the years ended December 31:

(in millions)	2015	2014	2013
Balance at January 1	$4.8	$3.3	$5.2
Provision charged to expense	0.3	1.2	0.1
Provision charged to other accounts	0.1	1.1	(1.4)
Amounts written off, net of recoveries	(0.5)	(0.8)	(0.6)

Balance at December 31	$4.7	$4.8	$3.3

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

Deferred Revenue and Extended Product Warranty

        The Company offers extended warranty contracts on sales of certain products; the most significant being those offered on its installed roofing systems within the Construction Materials segment. The lives of these warranties range from five to thirty years. All revenue for the sale of these contracts is deferred and amortized on a straight-line basis over the life of the contracts. Current costs of services performed under these contracts are expensed as incurred and included in Cost of good sold. The Company also records a reserve within Accrued expenses if the total expected costs of providing services at a product line level exceed unearned revenues. Total expected costs of providing extended product warranty services are actuarially determined using standard quantitative measures based on historical claims experience and management judgment. See Note 14 for additional information regarding deferred revenue and extended product warranties.

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

Notes to Consolidated Financial Statements (Continued)

Note 1—Summary of Accounting Policies (Continued)

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

Goodwill and Other Intangible Assets

        Intangible assets are recognized and recorded at their acquisition-date fair values. Intangible assets that are subject to amortization are amortized on a straight-line basis over their useful lives. Definite-lived intangible assets consist primarily of acquired customer relationships and patents, non-compete agreements and intellectual property. The Company determines the useful life of its customer relationship intangible assets based on multiple factors including the size and make-up of the acquired customer base, the expected dissipation of those customers over time, the Company's own experience in the particular industry, the impact of known trends such as technological obsolescence, product demand, or other factors, and the period over which expected cash flows are used to measure the fair value of the intangible asset at acquisition. The Company periodically re-assesses the useful lives of its customer relationship intangible assets when events or circumstances indicate that useful lives have significantly changed from the previous estimate.

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

        See Note 10 for additional information regarding goodwill and other intangible assets.

Lease Arrangements

        The Company is a party to various lease arrangements that include scheduled rent increases, rent holidays, or may provide for contingent rentals or incentive payments to be made to the Company as part of the terms of the lease. Scheduled rent increases and rent holidays are included in the determination of minimum lease payments when assessing lease classification and, along with any lease incentives, are included in rent expense on a straight-line basis over the lease term. Scheduled rent increases that are dependent upon a change in an index or rate such as the consumer price index or prime rate are included in the determination of rental expense at the time the rate or index changes. Contingent rentals are excluded from the determination of minimum lease payments when assessing lease classification and are included in the determination of rent expense when the event that will require additional rents is considered probable. See Note 11 for additional information regarding rent expense.

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

        As part of its risk management strategy, the Company maintains occurrence-based insurance contracts related to certain contingent losses primarily workers' compensation, medical and dental, general liability, property, and product liability claims up to applicable retention limits. The Company records a recovery under these insurance contracts when such recovery is deemed probable. See Note 11 for additional information regarding contingencies and insurance recoveries.

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

Notes to Consolidated Financial Statements (Continued)

Note 1—Summary of Accounting Policies (Continued)

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

Income Taxes

        Income taxes are recorded in accordance with ASC 740, Income Taxes, which includes an estimate of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. See Note 6 for additional information regarding income taxes.

Stock-Based Compensation

        The Company accounts for stock-based compensation under the fair-value method. Accordingly, equity classified stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period, which generally matches the stated vesting period of the award, but may also be shorter if the employee is retirement-eligible and under the award's terms may fully-vest upon retirement from the Company. The Company recognizes expense for awards that have graded vesting features under the graded vesting method, which considers each separately vesting tranche as though they were, in substance, multiple awards. See Note 5 for additional information regarding stock-based compensation.

Foreign Currency Matters

        The functional currency of the Company's subsidiaries outside the United States is the currency of the primary economic environment in which the subsidiary operates. Assets and liabilities of these operations are translated at the exchange rate in effect at each balance sheet date. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included as a component of shareholders' equity in Accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions and from the remeasurement of monetary assets and liabilities and associated income statement activity of foreign subsidiaries where the functional currency is the U.S. Dollar and the records are maintained in the local currency are included in Other (income) expense, net.

Notes to Consolidated Financial Statements (Continued)

Note 1—Summary of Accounting Policies (Continued)

New Accounting Standards Adopted

        In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"). ASU 2015-17 requires entities to present deferred tax assets and liabilities as noncurrent in a classified balance sheet instead of separating into current and noncurrent amounts. ASU 2105-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods, on a prospective or retrospective basis. Early adoption is permitted for all companies in any interim or annual period. ASU 2015-17 was early adopted as of December 31, 2015 on a prospective basis and prior periods have not been restated. The adoption of ASU 2015-17 did not have an impact on the Company's consolidated results of operations, net assets, or cash flows. See Note 6 for additional information regarding deferred tax assets and liabilities.

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

        In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2015, and early adoption is permitted. The provisions of ASU 2015-03 are not expected to have a material effect on the Company's financial condition.

        In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements ("ASU 2015-15"). ASU 2015-15 expands guidance provided in ASU 2015-03 and states that presentation of costs associated with securing a revolving line of credit as an asset is permitted, regardless of whether a balance is outstanding. ASU 2015-15 is effective for annual reporting periods, including interim reporting periods within those

Notes to Consolidated Financial Statements (Continued)

Note 1—Summary of Accounting Policies (Continued)

periods, beginning after December 15, 2015, and early adoption is permitted. The provisions of ASU 2015-15 are not expected to have a material effect on the Company's financial condition.

        In April 2015, the FASB issued ASU 2015-05, Customer's Accounting For Fees Paid In A Cloud Computing Arrangement ("ASU 2015-05"), which provides guidance for a customer's accounting for cloud computing costs. ASU 2015-05 is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2015. The provisions of ASU 2015-05 are not expected to have a material effect on the Company's financial condition, results of operations, or cash flows.

        In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory ("ASU 2015-11"), which applies to inventory valued at first-in, first-out ("FIFO") or average cost. ASU 2015-11 requires inventory to be measured at the lower of cost and net realizable value, rather than at the lower of cost or market. ASU 2015-11 is effective on a prospective basis for annual periods, including interim reporting periods within those periods, beginning after December 15, 2016, with early adoption permitted as of the beginning of an interim or annual reporting period. The Company reports inventory on an average-cost basis and thus will be required to adopt the standard; however, the provisions of ASU 2015-11 are not expected to have a material effect on the Company's financial condition or results of operations.

        In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments ("ASU 2015-16"). ASU 2015-16 eliminates the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. In addition, separate presentation on the face of the income statement or disclosure in the notes is required regarding the portion of the adjustment recorded in the current period earnings, by line item, that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is to be applied prospectively for measurement period adjustments that occur after the effective date. ASU 2015-16 is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2015, and early adoption is permitted. Since it is prospective, the impact of ASU 2015-16 on the Company's financial condition and earnings will depend upon the nature of any measurement period adjustments identified in future periods.

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

Notes to Consolidated Financial Statements (Continued)

Note 2—Segment Information (Continued)

assemblies for the transfer of power and data primarily for the aerospace, medical, defense electronics, test and measurement equipment, and select industrial markets.

        Carlisle Fluid Technologies ("CFT" or the "Fluid Technologies segment")—the principal products of this segment are industrial finishing equipment and integrated system solutions for spraying, pumping, mixing, metering, and curing of a variety of coatings used in the transportation, general industrial, protective coating, wood, specialty, and auto refinishing markets.

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

        Geographic Area Information—Net sales are based on the country to which the product was delivered. Net sales by region for the years ended December 31 are as follows (in millions):

Country	2015	2014	2013
United States	$2,659.4	$2,441.7	$2,260.8
International:
Europe	384.4	357.4	330.4
Asia	225.5	136.0	126.3
Canada	114.9	117.1	90.1
Mexico and Latin America	81.6	82.0	69.7
Middle East and Africa	55.7	48.7	47.4
Other	21.7	21.1	18.3

Net sales	$3,543.2	$3,204.0	$2,943.0

        Long-lived assets, comprised of net property, plant, and equipment, are as follows (in millions):

Country	2015	2014	2013
Long-lived assets held and used:
United States	$461.3	$452.1	$420.7
Europe	47.9	48.4	48.1
Asia	29.0	22.5	19.8
United Kingdom	19.2	7.2	7.4
Mexico	27.8	17.0	1.0
Other	0.6	0.1	0.2

Total long-lived assets	$585.8	$547.3	$497.2

Notes to Consolidated Financial Statements (Continued)

Note 2—Segment Information (Continued)

        Financial information for operations by reportable business segment is included in the following summary:

(in millions)	Net Sales	EBIT	Assets	Depreciation and Amortization	Capital Spending
2015
Carlisle Construction Materials	$2,002.6	$351.1	$899.2	$37.3	$21.0
Carlisle Interconnect Technologies	784.6	141.6	1,264.0	44.3	31.6
Carlisle Fluid Technologies	203.2	20.8	659.5	15.0	1.9
Carlisle Brake & Friction	310.2	17.3	553.0	21.4	11.1
Carlisle FoodService Products	242.6	27.3	199.0	9.7	6.3
Corporate(1)	—	(56.2)	379.4	1.6	0.2

Total	$3,543.2	$501.9	$3,954.1	$129.3	$72.1

2014
Carlisle Construction Materials	$1,935.4	$268.8	$915.1	$34.6	$51.4
Carlisle Interconnect Technologies	669.1	132.2	1,296.3	37.6	32.2
Carlisle Fluid Technologies	—	—	—	—	—
Carlisle Brake & Friction	355.3	26.8	591.3	21.9	11.2
Carlisle FoodService Products	244.2	29.6	198.4	8.8	17.5
Corporate(1)	—	(49.1)	757.6	1.1	6.5

Total	$3,204.0	$408.3	$3,758.7	$104.0	$118.8

2013
Carlisle Construction Materials	$1,776.5	$264.0	$886.9	$31.0	$64.5
Carlisle Interconnect Technologies	577.7	89.4	1,017.5	34.4	12.2
Carlisle Fluid Technologies	—	—	—	—	—
Carlisle Brake & Friction	350.0	33.5	603.7	21.3	10.4
Carlisle FoodService Products	238.8	27.0	193.2	7.7	10.8
Corporate(1)	—	(47.1)	791.4	1.7	—

Total	$2,943.0	$366.8	$3,492.7	$96.1	$97.9

(1)
EBIT includes general corporate expenses and Assets consist primarily of cash and cash equivalents and other invested assets, and includes assets of discontinued operations not classified as held for sale.

        A reconciliation of assets, depreciation and amortization, and capital spending reported above to the amounts presented on the Consolidated Statement of Cash Flows is as follows:

(in millions)	2015	2014	2013
Depreciation and amortization per table above	$129.3	$104.0	$96.1
Depreciation and amortization of discontinued operations	—	—	17.8

Total depreciation and amortization	$129.3	$104.0	$113.9

Notes to Consolidated Financial Statements (Continued)

Note 2—Segment Information (Continued)

(in millions)	2015	2014	2013
Capital spending per table above	$72.1	$118.8	$97.9
Capital spending of discontinued operations	—	—	12.9

Total capital spending	$72.1	$118.8	$110.8

        Customer Information—Net sales to Beacon Roofing Supply, Inc. accounted for 10% of the Company's consolidated net sales during the year ended December 31, 2015. Sales to this customer originate in the Construction segment. No other customer accounted for 10% or more of the Company's total net sales.

Note 3—Acquisitions

2015 Acquisition

Finishing Brands

        On April 1, 2015, the Company acquired 100% of the Finishing Brands business from Graco Inc. ("Graco") for total cash consideration of $598.9 million, net of $12.2 million cash acquired. The Company funded the acquisition with cash on hand. As of the acquisition date, the Company recorded a payable to Graco for $20.6 million representing the estimated working capital settlement. In the third quarter of 2015, the Company finalized the working capital settlement with Graco for $21.1 million in cash. The additional cash consideration paid has been allocated to goodwill. The Company has reported the results of the acquired business as a new reportable segment named Carlisle Fluid Technologies ("CFT"). CFT is a global manufacturer and supplier of finishing equipment and systems serving diverse end markets for paints and coatings, including original equipment ("OE") automotive, automotive refinishing, aerospace, agriculture, construction, marine, rail, and other industrial applications.

        CFT contributed net sales of $203.2 million and earnings before interest and taxes of $20.8 million for the period from April 1, 2015 to December 31, 2015. Earnings before interest and taxes for the period from April 1, 2015 to December 31, 2015 includes $8.6 million of non-recurring incremental cost of goods sold related to measuring inventory at fair value and $0.7 million of non-recurring acquisition-related costs related primarily to professional fees, as well as $9.3 million and $3.9 million of amortization expense of customer relationships and acquired technology, respectively.

        The Finishing Brands amounts included in the pro forma financial information below are based on the Finishing Brands' historical results and, therefore, may not be indicative of the actual results if operated by Carlisle. The pro forma adjustments represent management's best estimates based on information available at the time the pro forma information was prepared and may differ from the adjustments that may actually have been required. Accordingly, pro forma information should not be relied upon as being indicative of the historical results that would have been realized had the acquisition occurred as of the date indicated or that may be achieved in the future.

Notes to Consolidated Financial Statements (Continued)

Note 3—Acquisitions (Continued)

        The unaudited combined pro forma financial information presented below includes Net sales and Income from continuing operations, net of tax, of the Company as if the business combination had occurred on January 1, 2014 based on the preliminary purchase price allocation presented below:

	Pro Forma Twelve Months Ended December 31,
(in millions)	2015	2014
Net sales	$3,604.4	$3,482.3
Income from continuing operations	332.2	271.4

        The pro forma financial information reflects adjustments to Finishing Brands' historical financial information to apply the Company's accounting policies and to reflect the additional depreciation and amortization related to the preliminary fair value adjustments of the acquired net assets, together with the associated tax effects. Also, the pro forma financial information reflects the non-recurring costs of goods sold related to the fair valuation of inventory and acquisition-related costs described above as if they occurred in 2014.

        The following table summarizes the consideration transferred to acquire Finishing Brands and the preliminary allocation among the assets acquired and liabilities assumed. The acquisition has been accounted for using the acquisition method of accounting in accordance with ASC 805, Business

Notes to Consolidated Financial Statements (Continued)

Note 3—Acquisitions (Continued)

Combinations, which requires that consideration be allocated to the acquired assets and liabilities based upon their acquisition date fair values with the remainder allocated to goodwill.

	Preliminary Allocation	Measurement Period Adjustments	Preliminary Allocation
(in millions)	As of 4/1/2015	Nine Months Ended 12/31/2015	As of 12/31/2015
Total cash consideration transferred and payable	$610.6	$0.5	$611.1

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$12.2	$—	$12.2
Receivables	57.3	—	57.3
Inventories	40.9	3.0	43.9
Prepaid expenses and other current assets	6.4	—	6.4
Property, plant, and equipment	41.0	(0.3)	40.7
Definite-lived intangible assets	216.0	—	216.0
Indefinite-lived intangible assets	125.0	—	125.0
Deferred income tax assets	1.9	(1.2)	0.7
Other long-term assets	3.8	(0.3)	3.5
Line of credit	(1.4)	—	(1.4)
Accounts payable	(16.3)	—	(16.3)
Income tax payable	(1.9)	(0.1)	(2.0)
Accrued expenses	(15.6)	—	(15.6)
Deferred income tax liabilities	(28.8)	0.6	(28.2)
Other long-term liabilities	(5.6)	(0.7)	(6.3)

Total identifiable net assets	434.9	1.0	435.9

Goodwill	$175.7	$(0.5)	$175.2

        The goodwill recognized in the acquisition of Finishing Brands is attributable to its experienced workforce, the expected operational improvements through implementation of the Carlisle Operating System, opportunities for geographic and product line expansions in addition to supply chain efficiencies and other administrative opportunities, and the significant strategic value of the business to Carlisle. The Company acquired $58.8 million of gross contractual accounts receivable, of which $1.5 million is not expected to be collected. Goodwill of $132.9 million is tax deductible, primarily in the United States. All of the goodwill was assigned to the CFT reporting unit which aligns with the reportable segment. Indefinite-lived intangible assets of $125.0 million represent acquired trade names. The $216.0 million value allocated to definite-lived intangible assets consists of $186.0 million of customer relationships with a useful life of 15 years and various acquired technologies of $30.0 million with useful lives ranging from five to eight years. The Company recorded an indemnification asset of $3.0 million in Other non-current assets relating to the indemnification of Carlisle for a pre-acquisition tax liability in accordance with the purchase agreement. The Company has also recorded deferred tax liabilities related to intangible assets of approximately $28.2 million.

Notes to Consolidated Financial Statements (Continued)

Note 3—Acquisitions (Continued)

        As additional information is obtained, adjustments may be made to the preliminary purchase price allocation. The Company is still finalizing the fair value of certain tangible assets, tax liabilities, and accrued expenses.

2014 Acquisition

LHi Technology

        On October 1, 2014, the Company acquired 100% of the equity of LHi Technology ("LHi") for total cash consideration of $194.0 million, net of $6.7 million cash acquired, inclusive of the working capital settlement. The Company funded the acquisition with cash on hand. LHi is a leading designer, manufacturer and provider of cable assemblies and related interconnect components to the medical equipment and device industry. The acquisition strengthens Carlisle's launch of its medical cable and cable assembly product line by adding new products, new customers, and complementary technologies to better serve the global healthcare market. LHi operates within the Interconnect Technologies segment.

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

Final Allocation
(in millions)	As of 10/1/2015
Total cash consideration transferred	$200.7

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$6.7
Receivables	26.9
Inventories	17.1
Prepaid expenses and other current assets	2.9
Property, plant, and equipment	4.5
Definite-lived intangible assets	74.5
Indefinite-lived intangible assets	6.0
Other long-term assets	8.8
Accounts payable	(16.9)
Income tax payable	(0.3)
Accrued expenses	(6.0)
Net deferred tax liabilities	(16.2)
Other long-term liabilities	(20.1)

Total identifiable net assets	87.9

Goodwill	$112.8

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

        After-tax (loss) income from Discontinued Operations of ($25.5) million for the year ended December 31, 2013 reflects the operations of the Transportation Products business which included a $100.0 million pre-tax goodwill impairment charge recorded during 2013. The Transportation Products business had net sales of $767.9 million for the year ended December 31, 2013.

Other Divestitures of Long-lived Assets and Long-lived Assets Held for Sale

        During 2014, the Company completed the sale of CBF's Akron, OH, facility for cash proceeds of $1.2 million, recognizing a pre-tax gain of $0.4 million within Other income (expense), net in the Consolidated Statement of Earnings.

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

Income (Loss) from Discontinued Operations

        Discontinued operations for the year ended December 31, 2013 includes the results of the Transportation Products business, which was a component of the Company and was classified as discontinued in the Consolidated Statement of Earnings for all periods presented.

Notes to Consolidated Financial Statements (Continued)

Note 4—Disposal of Long-lived Assets and Discontinued Operations (Continued)

        Income (loss) from discontinued operations for the year ended December 31, 2013, includes a $30.4 million net loss from operations of the Transportation Products business, inclusive of a pre-tax goodwill impairment charge of $100.0 million.

Note 5—Stock-Based Compensation

        Stock-based compensation cost is recognized over the requisite service period, which generally equals the stated vesting period, unless the stated vesting period exceeds the date upon which an employee reaches retirement eligibility. Pre-tax stock-based compensation expense in continuing operations was $17.4 million, $15.7 million and $17.0 million for the years ended December 31, 2015, 2014, and 2013, respectively. Pre-tax stock-based compensation expense includes $0.9 million related to discontinued operations for the year ended December 31, 2013.

Incentive Compensation Program

        The Company maintains an Incentive Compensation Program (the "Program") for executives, certain other employees of the Company and its operating segments and subsidiaries, and the Company's non-employee directors. Members of the Board of Directors that receive stock-based compensation are treated as employees for accounting purposes. The Program was approved by shareholders on May 6, 2015. The Program allows for awards to eligible employees of stock options, restricted stock, stock appreciation rights, performance shares and units or other awards based on Company common stock. At December 31, 2015, 4,460,142 shares were available for grant under this plan, of which 1,604,716 shares were available for the issuance of stock awards.

Grants

        For the year ended December 31, 2015, the Company awarded 316,345 stock options, 58,040 restricted stock awards, 58,040 performance share awards and 12,157 restricted stock units with an aggregate grant-date fair value of approximately $19.7 million to be expensed over the requisite service period for each award.

Stock Option Awards

        Options issued under the Program generally vest one-third on the first anniversary of grant, one-third on the second anniversary of grant, and the remaining one-third on the third anniversary of grant. All options have a maximum term life of 10 years. Shares issued to cover options under the Program may be issued from shares held in treasury, from new issuances of shares, or a combination of the two.

        For 2015, 2014 and 2013 share-based compensation expense related to stock options was as follows:

	Years Ended December 31,
(in millions, except per share amounts)	2015	2014	2013
Pre-tax compensation expense	$5.1	$4.5	$4.9
After-tax compensation expense	$3.2	$2.8	$3.0
Impact on diluted EPS	$0.05	$0.04	$0.05

Notes to Consolidated Financial Statements (Continued)

Note 5—Stock-Based Compensation (Continued)

        Unrecognized compensation cost related to stock options of $3.7 million at December 31, 2015, is to be recognized over a weighted-average period of 1.95 years.

        Excess income tax benefits related to share-based compensation expense that must be recognized directly in equity are considered financing cash flows. The amount of financing cash flows for these benefits was $15.9 million, $13.2 million, and $5.3 million for the years ended December 31, 2015, 2014, and 2013, respectively.

        The Company utilizes the Black-Scholes-Merton ("BSM") option pricing model to determine the fair value of its stock option awards. The BSM relies on certain assumptions to estimate an option's fair value. The weighted average assumptions used in the determination of fair value for stock option awards in 2015, 2014, and 2013 were as follows:

	2015	2014	2013
Expected dividend yield	1.1%	1.2%	1.2%
Expected life in years	5.71	5.74	5.71
Expected volatility	27.3%	29.3%	32.2%
Risk-free interest rate	1.4%	1.7%	1.0%
Weighted-average fair value	$21.19	$19.15	$17.58

        The expected life of options is based on the assumption that all outstanding options will be exercised at the midpoint of the valuation date (if vested) or the vesting dates (if unvested) and the options' expiration date. The expected volatility is based on historical volatility as well as implied volatility of the Company's options. The risk-free interest rate is based on rates of U.S. Treasury issues with a remaining life equal to the expected life of the option. The expected dividend yield is based on the projected annual dividend payment per share, divided by the stock price at the date of grant.

        Stock option activity under the Company's stock option awards for 2015, 2014, and 2013 was as follows:

	Shares	Weighted-Average Price
Outstanding at December 31, 2012	3,225,131	$35.88

Options granted	283,975	64.80
Options exercised	(472,040)	33.81
Options forfeited	(44,059)	48.47

Outstanding at December 31, 2013	2,993,007	$38.76

Options granted	259,035	73.08
Options exercised	(925,520)	38.63
Options forfeited	(49,885)	56.89

Outstanding at December 31, 2014	2,276,637	$42.32

Options granted	316,345	92.84
Options exercised	(748,270)	38.44
Options forfeited	(34,632)	81.68

Outstanding at December 31, 2015	1,810,080	$52.00

Notes to Consolidated Financial Statements (Continued)

Note 5—Stock-Based Compensation (Continued)

        The weighted-average grant-date fair value of options granted during the years ended December 31, 2015, 2014, and 2013 was $6.7 million, $5.0 million, and $5.0 million, respectively.

        The total intrinsic value of options exercised during the years ended December 31, 2015, 2014, and 2013 was $42.7 million, $41.7 million, and $15.5 million, respectively. The weighted-average contractual term of options outstanding at December 31, 2015, 2014, and 2013 was 5.63, 5.71, and 5.72 years, respectively.

        At December 31, 2015, 2014, and 2013, 1,281,126, 1,666,647, and 2,378,543 options were exercisable, with a weighted-average exercise price of $39.09, $34.24, and $34.87, respectively. The weighted-average contractual term of options exercisable at December 31, 2015 and 2014 was 4.43 and 4.72 years, respectively.

        The aggregate intrinsic value of options outstanding and exercisable at December 31, 2015, and 2014 was $63.5 million and $91.8 million, respectively. The total grant date fair value of options vested during the year ended December 31, 2015, 2014, and 2013 was $4.6 million, $4.0 million, and $8.0 million, respectively.

Restricted Stock Awards

        Restricted stock awarded under the Program is generally released to the recipient after a period of approximately three years. The number and weighted-average grant-date fair value of restricted shares issued in each of the last three years was as follows: in 2015, 58,040 awards were granted at a weighted-average fair value of $90.54; in 2014, 104,773 awards were granted at a weighted-average fair value of $76.70; and in 2013, 71,255 awards were granted at a weighted-average fair value of $64.80. Compensation expense related to restricted stock awards of $5.9 million, $5.1 million, and $4.6 million was recognized for the years ended December 31, 2015, 2014, and 2013, respectively. Unrecognized compensation cost related to restricted stock awards of $4.3 million at December 31, 2015 is to be recognized over a weighted-average period of 1.58 years.

Notes to Consolidated Financial Statements (Continued)

Note 5—Stock-Based Compensation (Continued)

        The following represents activity related to restricted stock for the years ended December 31, 2015, 2014, and 2013:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2012	284,235	$25.99

Shares granted	71,255	64.80
Shares vested	(109,445)	34.08
Shares forfeited	(5,055)	47.85

Outstanding at December 31, 2013	240,990	$49.66

Shares granted	104,773	76.70
Shares vested	(94,590)	38.57
Shares forfeited	(4,185)	63.73

Outstanding at December 31, 2014	246,988	$65.14

Shares granted	58,040	90.54
Shares vested	(75,740)	49.56
Shares forfeited	(2,881)	81.32

Outstanding at December 31, 2015	226,407	$76.66

Performance Share Awards

        The Company granted 58,040, 67,970, and 71,255 performance share awards in the years ended December 31, 2015, 2014, and 2013, respectively. The performance shares vest based on the employee rendering three years of service to the Company, and the attainment of a market condition over the performance period, which is based on the Company's relative total shareholder return versus the S&P Midcap 400 Index® over a pre-determined time period as determined by the Compensation Committee of the Board of Directors. The grant date fair value of the 2015, 2014, and 2013 performance shares of $112.39, $95.72, and $91.33, respectively, was estimated using a Monte-Carlo simulation approach based on a three year measurement period. Such approach entails the use of assumptions regarding the future performance of the Company's stock and those of the S&P Midcap 400 Index®. Those assumptions include expected volatility, risk-free interest rates, correlation coefficients and dividend reinvestment. Dividends accrue on the performance shares during the performance period and are to be paid in cash based upon the number of awards ultimately earned.

        The Company expenses the compensation cost associated with the performance awards on a straight-line basis over the vesting period of approximately three years. In the years ended December 31, 2015, 2014, and 2013, the Company recognized approximately $6.3 million, $6.0 million, and $6.5 million, respectively, of compensation cost related to the performance share awards. Unrecognized compensation cost related to performance share awards of $3.7 million at December 31, 2015 is to be recognized over a weighted-average period of 1.67 years. For purposes of determining diluted earnings per share, the performance share awards are considered contingently issuable shares and are included in diluted earnings per share based upon the number of shares that would have been awarded had the conditions at the end of the reporting period continued until the end of the performance period. See Note 7 for further information regarding earnings per share computations.

Notes to Consolidated Financial Statements (Continued)

Note 5—Stock-Based Compensation (Continued)

        The following represents activity related to performance shares for the years ended December 31, 2015, 2014, and 2013:

	Number of Peformance Units	2015 Awards	2014 Awards	2013 Awards	2012 Awards	2011 Awards	2010 Awards
Outstanding at December 31, 2012	230,730	—	—	—	79,340	93,840	57,550
Units granted	71,255	—	—	71,255	—	—	—
Units converted to shares	89,610	—	—	—	—	89,610	—
Units vested and issued	(45,544)	—	—	—	—	—	(45,544)
Units vested and deferred	(12,006)	—	—	—	—	—	(12,006)
Units forfeited	(5,055)	—	—	(1,080)	(1,745)	(2,230)	—

Outstanding at December 31, 2013	328,990	—	—	70,175	77,595	181,220	—

Units granted	67,970	—	67,970	—	—	—	—
Units converted to shares	69,920	—	—	—	69,920	—	—
Units vested and issued	(135,008)	—	—	—	—	(135,008)	—
Units vested and deferred	(46,212)	—	—	—	—	(46,212)	—
Units forfeited	(4,185)	—	(1,465)	(1,630)	(1,090)	—	—

Outstanding at December 31, 2014	281,475	—	66,505	68,545	146,425	—	—

Units granted	58,040	58,040	—	—	—	—	—
Units converted to shares	37,496	—	—	37,496	—	—	—
Units vested and issued	(112,814)	—	—	—	(112,814)	—	—
Units vested and deferred	(33,611)	—	—	—	(33,611)	—	—
Units forfeited	(2,340)	(1,220)	(750)	(370)	—	—	—

Outstanding at December 31, 2015	228,246	56,820	65,755	105,671	—	—	—

        The Company's relative total shareholder return versus companies in the S&P Midcap 400 Index® over the period covered by the 2013 awards, 2012 awards, and 2011 awards resulted in participants being awarded an additional 37,496 shares, 69,920 shares, and 89,610 shares, respectively, under the plan. The awarding of these additional shares had no impact on stock-based compensation expense as the likelihood of their issuance was included in the determination of grant date fair value using a Monte Carlo simulation approach.

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

Deferred Compensation—Equity

        Certain employees are eligible to participate in the Company's Non-qualified Deferred Compensation Plan (the "Deferred Compensation Plan"). Participants may elect to defer all or part of their stock-based compensation. Participants have elected to defer 253,520 shares of Company common stock as of December 31, 2015, and 228,047 shares as of December 31, 2014. Company stock held for future issuance of vested awards is classified as deferred compensation equity in the Consolidated Balance Sheets and is recorded at grant date fair value.

Notes to Consolidated Financial Statements (Continued)

Note 6—Income Taxes

        A summary of pre-tax income from U.S. and non U.S. operations is as follows:

(in millions)	2015	2014	2013
Continuing operations
U.S. domestic	$393.8	$318.9	$291.9
Foreign	74.1	57.2	41.1

Total pre-tax income from continuing operations	467.9	376.1	333.0

Discontinued operations
U.S. domestic	0.1	(3.2)	(132.4)
Foreign	—	1.1	71.9

Total pre-tax income (loss) from discontinued operations	0.1	(2.1)	(60.5)

Total pre-tax income	$468.0	$374.0	$272.5

        The provision for income taxes from continuing operations is as follows:

(in millions)	2015	2014	2013
Current expense
Federal and State	$140.1	$118.4	$97.2
Foreign	24.0	16.1	21.9

Total current expense	164.1	134.5	119.1

Deferred expense (benefit)
Federal and State	(12.7)	(8.5)	(8.2)
Foreign	(3.1)	(1.6)	(13.1)

Total deferred expense (benefit)	(15.8)	(10.1)	(21.3)

Total tax expense	$148.3	$124.4	$97.8

        A reconciliation of the tax provision for continuing operations computed at the U.S. federal statutory rate to the actual tax provision is as follows:

(in millions)	2015	2014	2013
Taxes at the 35% U.S. statutory rate	$163.8	$131.6	$116.6
State and local taxes, net of federal income tax benefit	1.9	7.4	4.9
Benefit of foreign earnings taxed at lower rates	(7.9)	(5.2)	(3.0)
Benefit for domestic manufacturing deduction	(11.5)	(8.7)	(9.7)
Benefit associated with foreign reorganization	—	—	(11.8)
Other, net	2.0	(0.7)	0.8

Tax expense	$148.3	$124.4	$97.8

Effective income tax rate on continuing operations	31.7%	33.1%	29.4%

        Cash payments for income taxes, net of refunds, were $123.0 million, $138.5 million, and $127.7 million, in 2015, 2014, and 2013, respectively.

Notes to Consolidated Financial Statements (Continued)

Note 6—Income Taxes (Continued)

        Deferred tax assets (liabilities) at December 31 related to the following:

(in millions)	2015	2014
Deferred revenue	$25.3	$25.7
Warranty reserves	5.6	4.3
Inventory reserves	10.9	9.0
Allowance for doubtful accounts	4.6	3.8
Employee benefits	41.5	41.4
Foreign loss carryforwards	1.9	3.7
Deferred state tax attributes	16.2	15.8
Other, net	(1.4)	2.3

Gross deferred assets	104.6	106.0

Valuation allowances	(4.3)	(9.6)

Deferred tax assets after valuation allowances	$100.3	$96.4

Depreciation	(46.5)	(43.8)
Amortization	(55.1)	(47.3)
Acquired identifiable intangibles	(142.4)	(136.2)

Gross deferred liabilities	(244.0)	(227.3)

Net deferred tax liabilities	$(143.7)	$(130.9)

        As of December 31, 2015, the Company had no deferred tax assets related to net operating loss ("NOL") carryforwards for U.S. federal tax purposes but had a deferred tax asset for state NOL carryforwards and credits of approximately $11.9 million (expiring 2016-2035) and deferred tax assets related to NOL carryforwards in foreign jurisdictions of approximately $1.9 million (expiring 2016-2023). The Company believes that it is likely that certain of the state attributes will expire unused and therefore has established a valuation allowance of approximately $4.3 million against the deferred tax assets associated with these attributes. The Company believes that substantially all of the foreign NOLs will be utilized before expiration and therefore has not established a valuation allowance against the deferred tax assets associated with these NOL carryforwards. Approximately $2.9 million of the valuation allowance with respect to state attributes that was recorded on December 31, 2014 was released during the year due to management's change in judgement regarding the portion of the attributes that was likely to expire unused. The change in judgment occurred as predictions of future taxable income in certain state jurisdictions were increased due to the Finishing Brands acquisition and various restructuring actions that occurred during the year. Although realization is not assured for the remaining deferred tax assets, the Company believes that the timing and amount of the reversal of taxable temporary differences, expected future taxable income and tax planning strategies will generate sufficient income to be fully realized. However, deferred tax assets could be reduced in the future if our estimates of the timing and amount of the reversal of taxable temporary differences, expected future taxable income during the carryforward period are significantly reduced or tax planning strategies are no longer viable.

        Deferred tax assets and (liabilities) are classified as long-term consistent with the requirements of ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes ("ASU 2015-17") which was adopted early in 2015 on a prospective basis. Foreign deferred tax assets and (liabilities) are grouped separately from U.S. domestic assets and (liabilities) and are analyzed on a jurisdictional basis.

Notes to Consolidated Financial Statements (Continued)

Note 6—Income Taxes (Continued)

        Deferred tax assets and (liabilities) are included in the balance sheet as follows:

(in millions)	2015	2014
Deferred income taxes	$—	$35.4
Accrued expenses	—	(0.2)
Other long-term assets	0.3	1.4
Other long-term liabilities	(144.0)	(167.5)

Net deferred tax liabilities	$(143.7)	$(130.9)

        The Company is not required to provide income taxes on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. The Company's excess of financial reporting over the tax basis of investments in foreign subsidiaries is approximately equal to the cumulative unremitted earnings and cumulative translation adjustments of its foreign subsidiaries. The Company reconsiders this assertion quarterly.

        At December 31, 2015, the Company intends to permanently reinvest abroad substantially all of the earnings of its foreign subsidiaries. The Company has identified appropriate long term uses for such earnings outside the United States, considers the unremitted earnings to be indefinitely reinvested, and accordingly has made no significant provision for income or withholding taxes that would be due upon distribution of such earnings. The calculation of the deferred tax liability on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries is not practicable due to the complexity of calculating earnings and profits and taxes through multiple tiers of entities, the impact of local country withholding and income taxes, the impact of tax elections, the characterization of income for purposes of the foreign tax credit and limitations, and foreign currency effects.

        The Company's cumulative unremitted earnings and cumulative translation adjustments at December 31, 2015 were approximately $490 million.

        Unrecognized tax benefits reflect the difference between the tax benefits of positions taken or expected to be taken on income tax returns and the tax benefits that meet the criteria for current recognition in the financial statements. The Company periodically assesses its unrecognized tax benefits.

        A summary of the movement in gross unrecognized tax benefits (before estimated interest and penalties) is as follows:

(in millions)	2015	2014	2013
Balance at January 1	$23.8	$10.2	$9.3
Additions based on tax positions related to current year	0.9	1.8	1.3
Additions related to purchase accounting	3.0	13.6	—
Adjustments for tax positions of prior years	1.3	(0.1)	1.6
Reductions due to statute of limitations	(1.2)	(1.2)	(2.0)
Reductions due to settlements	—	(0.4)	—
Adjustments due to foreign exchange rates	(0.1)	(0.1)	—

Balance at December 31	$27.7	$23.8	$10.2

        If the unrecognized tax benefits as of December 31, 2015 were to be recognized, approximately $28.5 million would impact the Company's effective tax rate. The amount impacting the Company's

Notes to Consolidated Financial Statements (Continued)

Note 6—Income Taxes (Continued)

effective rate is calculated by adding accrued interest and penalties to the gross unrecognized tax benefit and subtracting the tax benefit associated with state taxes and interest.

        The Company classifies and reports interest and penalties associated with unrecognized tax benefits as a component of the income tax provision on the Consolidated Statements of Earnings and Comprehensive Income, and as a long-term liability on the Consolidated Balance Sheets. The total amount of such interest and penalties accrued, but excluded from the table above, at the years ending 2015, 2014, and 2013 were $4.9 million, $3.8 million, and $1.2 million, respectively.

        The Company is subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. During the year the Company has worked with the IRS to complete its compliance assurance process for the 2014 tax year. The Company is currently working with the IRS to complete its compliance assurance audit for the 2015 tax year and expects conclusion of the process within the next twelve months.

        Generally, state income tax returns are subject to examination for a period of three to five years after filing. Substantially all material state tax matters have been concluded for tax years through 2010. Various state income tax returns for subsequent years are in the process of examination. At this stage the outcome is uncertain; however, the Company believes that contingencies have been adequately provided for. Statutes of limitation vary among the foreign jurisdictions in which the Company operates. Substantially all foreign tax matters have been concluded for tax years through 2009. The Company believes that foreign tax contingencies associated with income tax examinations underway or open tax years have been provided for adequately.

        Based on the outcome of certain examinations or as a result of the expiration of statutes of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by approximately $4 to $5 million. The previously unrecognized tax benefits relate to a variety of tax issues including tax matters relating to prior acquisitions and various state matters.

Note 7—Earnings Per Share

        The Company's restricted shares and restricted stock units contain non-forfeitable rights to dividends and, therefore, are considered participating securities for purposes of computing earnings per share pursuant to the two-class method. The computation below of earnings per share excludes the income attributable to the unvested restricted shares and restricted stock units from the numerator and excludes the dilutive impact of those underlying shares from the denominator. Stock options are included in the calculation of diluted earnings per share utilizing the treasury stock method and performance share awards are included in the calculation of diluted earnings per share considering those are contingently issuable. Neither is considered to be participating security as they do not contain non-forfeitable dividend rights.

Notes to Consolidated Financial Statements (Continued)

Note 7—Earnings Per Share (Continued)

        The following reflects the Income from continuing operations and share data used in the basic and diluted earnings per share computations using the two-class method:

(in millions except share and per share amounts)	2015	2014	2013
Numerator:
Income from continuing operations	$319.6	$251.7	$235.2
Less: dividends declared—common stock outstanding, restricted shares and restricted share units	(72.3)	(61.2)	(53.7)

Undistributed earnings	247.3	190.5	181.5
Percent allocated to common shareholders(1)	99.3%	99.5%	99.5%

	245.6	189.5	180.6
Add: dividends declared—common stock	71.4	60.4	53.4

Numerator for basic and diluted EPS	$317.0	$249.9	$234.0

Denominator (in thousands):
Denominator for basic EPS: weighted-average common shares outstanding	64,844	64,170	63,471
Effect of dilutive securities:
Performance awards	253	362	416
Stock options	707	772	919

Denominator for diluted EPS: adjusted weighted-average common shares outstanding and assumed conversion	65,804	65,304	64,806

Per share income from continuing operations:
Basic	$4.89	$3.89	$3.69

Diluted	$4.82	$3.83	$3.61

(1)	Basic weighted-average common shares outstanding	64,844	64,170	63,471
	Basic weighted-average common shares outstanding, unvested restricted shares expected to vest and restricted share units	65,304	64,512	63,797

	Percent allocated to common shareholders	99.3%	99.5%	99.5%

Notes to Consolidated Financial Statements (Continued)

Note 7—Earnings Per Share (Continued)

        To calculate earnings per share for the Loss from discontinued operations and for Net income, the denominator for both basic and diluted earnings per share is the same as used in the above table. The Loss from discontinued operations and the Net income were as follows:

(in millions)	2015	2014	2013
Income (loss) from discontinued operations attributable to common shareholders for basic and diluted earnings per share	$0.1	$(0.4)	$(25.4)
Net income attributable to common shareholders for basic and diluted earnings per share	$317.1	$249.5	$208.6
Antidilutive stock options excluded from EPS calculation(1)	257.5	—	—

(1)
Represents stock options excluded from the calculation of diluted earnings per share as such options' assumed proceeds upon exercise would result in the repurchase of shares generated than the underlying award.

Note 8—Inventories

        The components of Inventories at December 31 were as follows:

(in millions)	2015	2014
Finished goods	$205.1	$188.1
Work-in-process	48.8	45.3
Raw materials	133.9	132.2
Reserves	(31.8)	(26.5)

Inventories	$356.0	$339.1

Note 9—Property, Plant, and Equipment

        The components of Property, plant, and equipment, net of accumulated depreciation at December 31 were as follows:

(in millions)	2015	2014
Land	$59.9	$37.1
Buildings and leasehold improvements	324.6	284.6
Machinery and equipment	735.4	690.7
Projects in progress	34.6	48.6

	1,154.5	1,061.0
Accumulated depreciation	(568.7)	(513.7)

Property, plant, and equipment, net	$585.8	$547.3

        During 2015, 2014, and 2013, the Company capitalized interest in the amount of $1.0 million, $2.2 million, and $1.7 million, respectively.

Notes to Consolidated Financial Statements (Continued)

Note 10—Goodwill and Other Intangible Assets

        The changes in the carrying amount of Goodwill, net for the years ended December 31, 2015 and 2014 were as follows:

(in millions)	Construction Materials	Interconnect Technologies	Fluid Technologies	Brake and Friction	FoodService Products	Total
Net balance at January 1, 2014	$129.1	$442.6	$—	$226.7	$60.3	$858.7
Goodwill acquired during year(1)	—	111.7	—	—	—	111.7
Currency translation	(5.8)	—	—	(0.1)	—	(5.9)

Net balance at December 31, 2014	$123.3	$554.3	$—	$226.6	$60.3	$964.5

Goodwill acquired during year(1)	—	—	175.7	—	—	175.7
Measurement period adjustments	—	1.1	(0.5)	—	—	0.6
Currency translation	(4.6)	—	(1.8)	—	—	(6.4)

Net balance at December 31, 2015	$118.7	$555.4	$173.4	$226.6	$60.3	$1,134.4

(1)
See Note 3 for further information on goodwill resulting from recent acquisitions.

        On April 1, 2015, the Company acquired 100% of the Finishing Brands business from Graco for a total purchase price of $611.1 million, gross and $598.9 million, net of cash acquired. The resulting goodwill recorded of $175.2 million, after preliminary measurement period adjustments, was allocated to the CFT reporting unit which aligns with the reportable segment.

        On October 1, 2014, the Company acquired LHi for a total purchase price of $200.7 million, gross and $194.0 million, net of cash acquired. The resulting goodwill recorded of $112.8 million, after measurement period adjustments, was allocated to the Interconnect Technologies reporting unit.

        The Company's Other intangible assets, net at December 31, 2015, are as follows:

(in millions)	Acquired Cost	Accumulated Amortization	Net Book Value
Assets subject to amortization:
Intellectual property	$180.7	$(55.0)	$125.7
Customer relationships	673.9	(160.5)	513.4
Other	13.5	(10.6)	2.9
Assets not subject to amortization:
Trade names	245.8	—	245.8

Other intangible assets, net	$1,113.9	$(226.1)	$887.8

Notes to Consolidated Financial Statements (Continued)

Note 10—Goodwill and Other Intangible Assets (Continued)

        The Company's Other intangible assets, net at December 31, 2014, are as follows:

(in millions)	Acquired Cost	Accumulated Amortization	Net Book Value
Assets subject to amortization:
Intellectual property	$146.6	$(37.8)	$108.8
Customer relationships	494.6	(122.3)	372.3
Other	20.6	(12.1)	8.5
Assets not subject to amortization:
Trade names	122.1	—	122.1

Other intangible assets, net	$783.9	$(172.2)	$611.7

        Estimated amortization expense over the next five years is as follows: $58.5 million in 2016, $57.7 million in 2017, $57.7 million in 2018, $57.6 million in 2019, and $54.4 million in 2020.

        The net carrying values of the Company's Other intangible assets, net by reportable segment as of December 31 were as follows:

(in millions)	2015	2014
Carlisle Construction Materials	$60.9	$72.3
Carlisle Interconnect Technologies	357.3	386.6
Carlisle Fluid Technologies	325.3	—
Carlisle Brake & Friction	117.2	123.5
Carlisle FoodService Products	27.1	29.3

Total	$887.8	$611.7

        Acquired patents and intellectual property will be amortized over a weighted-average period of 8.6 years. The acquired cost of the Company's customer relationship intangible assets by estimated useful life is as follows (in millions):

	Gross Balance as of December 31,
Estimated Useful Life (Years)	2015	2014
5 - 9	$25.5	$27.1
10 - 14	$72.3	$72.3
15 - 19	$468.4	$287.5
20 - 24	$107.7	$107.7

Total	$673.9	$494.6

        See Note 1 in these Notes to Consolidated Financial Statements for information regarding the valuation of goodwill and indefinite-lived intangible assets.

Notes to Consolidated Financial Statements (Continued)

Note 11—Commitments and Contingencies

Leases

        The Company currently leases a portion of its manufacturing facilities, distribution centers, and equipment, some of which include scheduled rent increases stated in the lease agreement generally expressed as a stated percentage increase of the minimum lease payment over the lease term. The Company currently has no leases that require rent to be paid based on contingent events nor has it received any lease incentive payments. Rent expense was $25.9 million, $23.7 million, and $23.9 million in 2015, 2014, and 2013, respectively, inclusive of rent based on scheduled rent increases and rent holidays recognized on a straight-line basis. Future minimum payments under its various non-cancelable operating leases in each of the next five years are approximately $18.3 million in 2016, $15.0 million in 2017, $13.2 million in 2018, $10.9 million in 2019, $7.1 million in 2020, and $11.7 million thereafter.

Workers' Compensation Claims and Related Losses

        The Company has accrued approximately $19.4 million and $23.5 million related to workers' compensation claims at December 31, 2015 and 2014, respectively. At December 31, 2015, $6.0 million and $13.4 million are included in Accrued expenses and Other long-term liabilities, respectively, and at December 31, 2014, $7.8 million and $15.7 million were included in Accrued expenses and Other long-term liabilities, respectively, in the Consolidated Balance Sheet. Workers' compensation obligations related to former employees associated with the Transportation Products business and arising prior to the sale of the Transportation Products business have been retained by the Company and the Company is obligated to pay the related claims until they are extinguished or otherwise settled. The Company will not be held liable for any workers' compensation claims related to the former Transportation Products business incurred after December 31, 2013. The liability related to workers' compensation claims, both those reported to the Company and those incurred but not yet reported, is estimated based on actuarial estimates and loss development factors and the Company's historical loss experience.

        The Company maintains occurrence-based insurance coverage with certain insurance carriers in accordance with its risk management practices that provides for reimbursement of workers' compensation claims in excess of $0.5 million. The Company records a recovery receivable from the insurance carriers when such recovery is deemed probable based on the nature of the claim and history of recoveries. At December 31, 2015 and 2014 the Company did not have any recovery receivables recorded for workers' compensation claims.

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

        At this time, the amount of reasonably possible additional asbestos claims, if any, is not material to the Company's financial position, results of operations, or operating cash flows although these matters

Notes to Consolidated Financial Statements (Continued)

Note 11—Commitments and Contingencies (Continued)

could result in the Company being subject to monetary damages, costs or expenses, and charges against earnings in particular periods.

        The Company may occasionally be involved in various other legal actions arising in the normal course of business. In the opinion of management, the ultimate outcome of such actions, either individually or in the aggregate, will not have a material adverse effect on the consolidated financial position, results of operations for a particular period, or annual operating cash flows of the Company.

Environmental Matters

        The Company is subject to increasingly stringent environmental laws and regulations, including those relating to air emissions, wastewater discharges, and chemical and hazardous waste management and disposal. Some of these environmental laws hold owners or operators of land or businesses liable for their own and for previous owners' or operators' releases of hazardous or toxic substances or wastes. Other environmental laws and regulations require the obtainment of and compliance with environmental permits. To date, costs of complying with environmental, health and safety requirements have not been material and we do not currently have any significant accruals related to potential future costs of environmental remediation at December 31, 2015 and 2014, nor do we have any asset retirement obligations recorded at those dates. However, the nature of the Company's operations and its long history of industrial activities at certain of its current or former facilities, as well as those acquired, could potentially result in material environmental liabilities or asset retirement obligations.

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

        As of December 31, 2015 and 2014 the Company's borrowings were as follows:

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

Notes to Consolidated Financial Statements (Continued)

Note 12—Borrowings (Continued)

3.75% Notes Due 2022

        On November 20, 2012, the Company completed a public offering of $350.0 million of notes with a stated interest rate of 3.75% due November 15, 2022 (the "2022 Notes"). The 2022 Notes were issued at a discount of $1.1 million, resulting in proceeds to the Company of $348.9 million. The 2022 Notes are presented net of the related discount in Long-term debt in the consolidated balance sheet at December 31, 2015 and 2014. Interest on the 2022 Notes will be paid each May 15 and November 15, commencing on May 15, 2013. The Company incurred costs to issue the 2022 Notes of approximately $2.9 million, inclusive of underwriters', credit rating agencies' and attorneys' fees and other costs. The issuance costs have been recorded in Other long-term assets in the consolidated balance sheet at December 31, 2015 and 2014. Both the discount and the issuance costs will be amortized to interest expense over the life of the 2022 Notes.

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

        The 2022 Notes are subject to the Company's existing indenture dated January 15, 1997 with Bank of New York Mellon, as trustee, and accordingly are subject to the same restrictive covenants and limitations as the Company's existing indebtedness. The 2022 Notes are general unsecured obligations of the Company and rank equally with the Company's existing and future unsecured and unsubordinated indebtedness. The 2022 Notes are subordinate to any existing or future debt or other liabilities of the Company's subsidiaries. At December 31, 2015, the principal amount of the Company's subsidiaries indebtedness was $0.1 million.

5.125% Notes Due 2020

        On December 9, 2010, the Company completed a public offering of $250.0 million of notes with a stated interest rate of 5.125% due December 15, 2020 (the "2020 Notes"). The 2020 Notes were issued at a discount of approximately $1.1 million, resulting in proceeds to the Company of approximately $248.9 million. The 2020 Notes are presented net of the related discount in Long-term debt in the consolidated balance sheet at December 31, 2015 and 2014. Interest on the 2020 Notes is paid each June 15 and December 15.

        The 2020 Notes, in whole or in part, may be redeemed at the Company's option, plus accrued and unpaid interest, at any time prior to September 15, 2020 at a price equal to the greater of:

  •
  100% of the principal amounts; or

Notes to Consolidated Financial Statements (Continued)

Note 12—Borrowings (Continued)

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

6.125% Notes Due 2016

        On August 18, 2006, the Company completed a public offering of $150.0 million of notes with a stated interest rate of 6.125% due August 15, 2016 (the "2016 Notes"). The 2016 Notes were issued at a discount of approximately $1.1 million, resulting in proceeds to the Company of approximately $148.9 million. The 2016 Notes are presented net of the related discount in Short-term debt in the consolidated balance sheet at December 31, 2015 and in Long-term debt in the consolidated balance sheet at December 31, 2014. Interest on the 2016 Notes is paid each February 15 and August 15.

        The 2016 Notes, in whole or in part, may be redeemed at the Company's option, plus accrued and unpaid interest, at any time prior to August 15, 2016 at a price equal to the greater of:

  •
  100% of the principal amounts; or

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

Notes to Consolidated Financial Statements (Continued)

Note 12—Borrowings (Continued)

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

        At December 31, 2015, the Company had $600.0 million available under its Amended Credit Agreement. There was no interest on borrowings under the revolving credit facility in 2015 and 2014.

Uncommitted Lines of Credit

        The Company also maintains an uncommitted line of credit of which $45.0 million was available for borrowing as of December 31, 2015 and 2014. There were no borrowings under the uncommitted line of credit.

Letters of Credit

        As of December 31, 2015, the Company had outstanding issued letters of credit amounting to $30.2 million. Letters of credit are issued primarily to provide security under insurance arrangements and certain borrowings and are issued under a continuing credit agreement with J.P. Morgan Chase Bank, N.A.

Industrial Development and Revenue Bonds

        The industrial development and revenue bonds were collateralized by letters of credit, Company guarantees and/or by the facilities and equipment acquired through the proceeds of the related bond issuances. In December 2014, the Company repaid $1.5 million of the outstanding principal on the industrial development and revenue bonds. The Company repaid the remaining $1.5 million of the outstanding principal on the industrial development and revenue bonds during the second quarter of 2015.

Covenants and Limitations

        Under the Company's debt and credit facilities, the Company is required to meet various restrictive covenants and limitations, including limitations on certain leverage ratios, interest coverage and limits on outstanding debt balances held by certain subsidiaries. The Company was in compliance with all covenants and limitations in 2015 and 2014.

Other Matters

        Cash payments for interest were $35.1 million in 2015, $35.2 million in 2014, and $35.0 million in 2013. Interest expense, net is presented net of interest income of $0.7 million in 2015, $1.5 million in 2014, and $0.5 million in 2013.

        Regarding the Company's long-term debt, $150.0 million (excluding unamortized discount of $0.1 million) matures in 2016 and is presented in short-term debt as of December 31, 2015, $250.0 million (excluding unamortized discount of $0.6 million) matures in 2020, and $350.0 million (excluding unamortized discount of $0.8 million) matures in 2022.

Notes to Consolidated Financial Statements (Continued)

Note 12—Borrowings (Continued)

        At December 31, 2015, the fair value of the Company's par value $350.0 million, 3.75% senior notes due 2022, $250 million, 5.125% senior notes due 2020, and par value $150 million, 6.125% senior notes due 2016, using the Level 2 inputs, is approximately $349.3 million, $268.6 million, and $152.9 million, respectively. Fair value is estimated based on current yield rates plus the Company's estimated credit spread available for financings with similar terms and maturities. The Company estimates that the fair value of amounts outstanding under the revolving credit facility approximates their carrying value.

Note 13—Retirement Plans

Defined Benefit Plans

        The Company maintains defined benefit retirement plans for certain domestic employees. Benefits are based primarily on years of service and earnings of the employee. The Company recognizes the funded status of its defined benefit plans in the Consolidated Balance Sheets. The funded status is the difference between the retirement plans' projected benefit obligation and the fair value of the retirement plans' assets as of the measurement date.

        Included in Accumulated other comprehensive income (loss), net of tax at December 31, 2015, are the following amounts that have not yet been recognized in net periodic pension costs: unrecognized actuarial losses of $42.2 million ($26.4 million, net of tax) and unrecognized prior service cost of $1.1 million ($0.7 million, net of tax). The prior service cost and actuarial loss included in Accumulated other comprehensive income and expected to be recognized in net periodic pension cost during the year ended December 31, 2016, are $0.2 million cost ($0.1 million cost, net of tax) and $2.1 million ($1.3 million, net of tax), respectively.

Notes to Consolidated Financial Statements (Continued)

Note 13—Retirement Plans (Continued)

        The reconciliation of the beginning and ending balances of the projected pension benefit obligation, the fair value of the plan assets and the ending accumulated benefit obligation are as follows:

(in millions)	2015	2014
Funded status
Projected benefit obligation
Beginning of year	$192.3	$179.7
Change in benefit obligation:
Service cost	3.7	4.0
Interest cost	7.1	7.7
Plan amendments	—	0.6
Actuarial (gain)/loss	(16.7)	19.1
Benefits paid	(12.1)	(18.8)

End of year	174.3	192.3

Fair value of plan assets
Beginning of year	177.3	173.5
Change in plan assets:
Actual return on plan assets	(3.5)	21.6
Company contributions	1.0	1.0
Benefits paid	(12.1)	(18.8)

End of year	162.7	177.3

(Unfunded) funded status end of year	$(11.6)	$(15.0)

Accumulated benefit obligation at end of year	$173.5	$191.2

        The accumulated benefit obligation differs from the projected pension benefit obligation in that it includes no assumption about future compensation levels. The Company's projected benefit obligation at December 31, 2015 includes approximately $21.3 million related to the Company's executive supplemental and director defined benefit pension plans. The executive supplemental and director defined benefit plans have no plan assets and the Company is not required to fund the obligations. The U.S. plans required to be funded by the Company were fully funded at December 31, 2015.

        The fair value of the plans' assets at December 31, 2015 and 2014 by asset category are as follows:

Fair Value Measurements at December 31, 2015

Asset Category (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Observable Inputs (Level 3)	Total
Cash	$0.6	$—	$—	$0.6
Mutual funds:
Equity mutual funds(1)	$19.8	$—	$—	$19.8
Fixed income mutual funds(2)	142.3	—	—	142.3

Total	$162.7	$—	$—	$162.7

Notes to Consolidated Financial Statements (Continued)

Note 13—Retirement Plans (Continued)

Fair Value Measurements at December 31, 2014

Asset Category (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Observable Inputs (Level 3)	Total
Cash	$0.6	$—	$—	$0.6
Mutual funds:
Equity mutual funds(1)	$21.4	$—	$—	$21.4
Fixed income mutual funds(2)	155.3	—	—	155.3

Total	$177.3	$—	$—	$177.3

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

        The Company employs a liability driven investment approach whereby plan assets are invested primarily in fixed income investments to match the changes in the projected benefit obligation of funded plans that occur as a result of changes in the discount rate. Risk tolerance is established through careful consideration of projected benefit obligations, plan funded status, and the Company's other obligations and strategic investments. The established target allocation is 88% fixed income securities and 12% equity securities. Fixed income investments are diversified across core fixed income, long duration, and high yield bonds. Equity investments are diversified across large capitalization U.S. and international stocks. Investment risk is measured and monitored on an ongoing basis through investment portfolio reviews, annual projected benefit liability measurements and asset/liability studies.

        The net asset (liability) consists of the following amounts recorded on the Company's balance sheet at December 31, 2015 and 2014:

(in millions)	2015	2014
Noncurrent assets	$9.7	$7.7
Current liabilities	(1.0)	(1.0)
Noncurrent liabilities	(20.3)	(21.7)

Asset (liability) at end of year	$(11.6)	$(15.0)

        The Company made contributions of $1.0 million to the pension plans during 2015, of which $1.0 million was contributed to the Company's executive supplemental and director defined benefit pension plans to pay current participant benefits as these plans have no plan assets. No minimum contributions to the pension plans were required in 2015. During 2016, the Company expects to pay approximately $1.0 million in participant benefits under the executive supplemental and director plans. In light of the plans' funded status, the Company does not expect to make discretionary contributions to its other pension plans in 2016.

Notes to Consolidated Financial Statements (Continued)

Note 13—Retirement Plans (Continued)

        Components of net periodic benefit cost for the years ended December 31 are as follows:

(in millions)	2015	2014	2013
Service cost	$3.7	$4.0	$5.1
Interest cost	7.1	7.7	8.1
Expected return on plan assets	(10.2)	(10.8)	(12.2)
Settlement cost	—	—	8.9
Amortization of unrecognized net loss	4.1	3.3	6.5
Amortization of unrecognized prior service credit	0.2	0.3	0.3

Net periodic benefit cost	$4.9	$4.5	$16.7

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

        Weighted-average assumptions for benefit obligations at December 31 are as follows:

	2015	2014
Discount rate	4.15%	3.84%
Rate of compensation increase	4.29%	4.29%
Expected long-term return on plan assets	6.20%	6.30%

        Weighted-average assumptions for net periodic benefit cost for the years ended December 31 were as follows:

	2015	2014	2013
Discount rate	3.87%	4.58%	3.77%
Rate of compensation increase	4.29%	4.29%	4.29%
Expected long-term return on plan assets	6.30%	6.48%	6.50%

        Beginning in 2016, the Company will move from utilizing a weighted-average discount rate, which was derived from the yield curve used to measure the benefit obligation at the beginning of the period, to a spot yield rate curve to estimate the pension benefit obligation and net periodic benefit costs. The change in estimate provides a more accurate measurement of service and interest costs by applying the spot rate that could be used to settle each projected cash flow individually. This change in estimate is not expected to have a material effect on net periodic benefit costs for 2016.

        The Company considers several factors in determining the long-term rate of return for plan assets. Asset-class return expectations are set using a combination of empirical and forward-looking analyses. Capital market assumptions for the composition of the Company's asset portfolio are intended to capture the behavior of asset classes observed over several market cycles. The Company also looks to historical returns for reasonability and appropriateness.

Notes to Consolidated Financial Statements (Continued)

Note 13—Retirement Plans (Continued)

        The following is a summary of estimated future benefits to be paid for the Company's defined benefit pension plans at December 31, 2015. Benefit payments are estimated based on the same assumptions used in the valuation of the projected benefit obligation.

(in millions)	Estimated Benefit Payments
Year
2016	$14.9
2017	15.5
2018	15.1
2019	14.6
2020	14.4
2021 - 2025	64.3

Defined Contribution Plan

        Additionally, the Company maintains defined contribution plans covering a significant portion of its employees. Expenses for the plans were approximately $12.2 million in 2015, $11.1 million in 2014, and $10.0 million in 2013.

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

(in millions)	2015	2014	2013
Shares held by the ESOP	1.3	1.4	1.7

Note 14—Deferred Revenue and Extended Product Warranties

        Deferred revenue consists primarily of unearned revenue related to separately priced extended warranty contracts on sales of certain products, the most significant being those offered on its installed roofing systems within the Construction Materials segment.

Roofing Systems Deferred Revenue

        The amount of revenue recognized related to extended product warranties covering roofing systems was $18.5 million and $17.9 million for the years ended December 31, 2015 and 2014,

Notes to Consolidated Financial Statements (Continued)

Note 14—Deferred Revenue and Extended Product Warranties (Continued)

respectively. Deferred revenue recognized in the Consolidated Balance Sheets as of December 31 includes the following related to roofing systems extended product warranty contracts:

(in millions)	2015	2014
Deferred revenue
Current	$18.1	$17.5
Long-term	159.7	150.7

Deferred revenue liability	$177.8	$168.2

        Expected costs of services to be performed under extended product warranty contracts are actuarially determined. Any expected costs in excess of deferred revenue are recognized within Accrued expenses.

Other Deferred Revenue

        Other deferred revenue recognized in the Consolidated Balance Sheets as of December 31, primarily related to contracts within the Fluid Technologies segment, was as follows:

(in millions)	2015	2014
Deferred revenue
Current	$5.9	$0.4
Long-term	—	0.4

Deferred revenue liability	$5.9	$0.8

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

(in millions)	2015	2014
Balance at January 1	$15.2	$14.3
Current year provision	30.2	21.1
Acquired warranty obligation	1.1	—
Current year claims	(17.6)	(20.2)

Balance at December 31	$28.9	$15.2

Notes to Consolidated Financial Statements (Continued)

Note 16—Other Long-Term Liabilities

        The components of Other long-term liabilities at December 31 were as follows:

(in millions)	2015	2014
Deferred taxes and other tax liabilities	$176.5	$195.4
Pension and other post-retirement obligations	26.3	24.8
Long-term workers' compensation	13.4	15.7
Deferred compensation	16.8	14.0
Other	9.4	10.7

Other long-term liabilities	$242.4	$260.6

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

Note 18—Accumulated Other Comprehensive Income (Loss)

        The changes in Accumulated other comprehensive loss by component, for the year ended December 31, 2015, was as follows:

(in millions)	Accrued post-retirement benefit liability(1)	Foreign currency translation	Hedging activities(2)	Total
Balance at December 31, 2014	$(32.0)	$(30.4)	$0.6	$(61.8)
Other comprehensive gain (loss) before reclassifications	3.0	(29.6)	—	(26.6)
Amounts reclassified from accumulated other comprehensive loss	4.5	—	(0.5)	4.0
Income tax benefit (expense)	(2.9)	—	0.2	(2.7)

Net other comprehensive income (loss)	4.6	(29.6)	(0.3)	(25.3)

Balance at December 31, 2015	$(27.4)	$(60.0)	$0.3	$(87.1)

Notes to Consolidated Financial Statements (Continued)

Note 18—Accumulated Other Comprehensive Income (Loss) (Continued)

        The changes in Accumulated other comprehensive income (loss) by component, for the year ended December 31, 2014, was as follows:

(in millions)	Accrued post-retirement benefit liability(1)	Foreign currency translation	Hedging activities(2)	Total
Balance at December 31, 2013	$(28.2)	$(4.3)	$1.0	$(31.5)
Other comprehensive loss before reclassifications	(8.9)	(26.1)	—	(35.0)
Amounts reclassified from accumulated other comprehensive loss	3.7	—	(0.6)	3.1
Income tax benefit (expense)	1.4	—	0.2	1.6

Net other comprehensive income (loss)	(3.8)	(26.1)	(0.4)	(30.3)

Balance at December 31, 2014	$(32.0)	$(30.4)	$0.6	$(61.8)

(1)
Current period amounts related to accrued post-retirement benefit liability are related to amortization of unrecognized actuarial gains and losses which is included in net periodic benefit cost for pension and other post-retirement welfare plans. See Note 13 for additional pension discussion.

(2)
Current period amounts related to hedging activities are a reduction to interest expense. On June 15, 2005, the Company entered into treasury lock contracts with a notional amount of $150.0 million to hedge the cash flow variability on forecasted debt interest payments associated with changes in interest rates. These contracts were designated as cash flow hedges and were deemed effective at the origination date. On August 15, 2006, the Company terminated the treasury lock contracts resulting in a gain of $5.6 million ($3.5 million, net of tax), which was deferred in accumulated other comprehensive income and is being amortized to reduce interest expense until August 2016, the term of the interest payments related to the $150.0 million in notes issued on August 18, 2006. At December 31, 2015, the Company had a remaining unamortized gain of $0.4 million ($0.3 million, net of tax) which is reflected in Accumulated other comprehensive income (loss) on the Company's Consolidated Balance Sheets.

Notes to Consolidated Financial Statements (Continued)

Note 19—Quarterly Financial Data (Unaudited)

(in millions except per share data)	First	Second	Third	Fourth	Year
2015
Net sales	$709.3	$984.6	$973.1	$876.2	$3,543.2
Gross profit	$173.0	$285.4	$295.5	$252.8	$1,006.7
Other expenses	$106.6	$137.4	$133.7	$127.1	$504.8
Earnings before interest and income taxes	$66.4	$148.0	$161.8	$125.7	$501.9
Income from continuing operations, net of tax	$39.5	$94.8	$103.6	$81.7	$319.6
Basic earnings per share from continuing operations	$0.60	$1.45	$1.59	$1.25	$4.89
Diluted earnings per share from continuing operations	$0.59	$1.43	$1.56	$1.24	$4.82

Income (loss) from discontinued operations, net of tax	$(0.1)	$0.1	$—	$0.1	$0.1
Basic income per share from discontinued operations	$—	$—	$—	$—	$—
Diluted income per share from discontinued operations	$—	$—	$—	$—	$—

Net income	$39.4	$94.9	$103.6	$81.8	$319.7
Basic earnings per share	$0.60	$1.45	$1.59	$1.25	$4.89
Diluted earnings per share	$0.59	$1.43	$1.56	$1.24	$4.82

Dividends per share	$0.25	$0.25	$0.30	$0.30	$1.10
Stock price:
High	$95.10	$102.26	$104.60	$92.70
Low	$86.79	$91.87	$86.91	$84.11

(in millions except per share data)	First	Second	Third	Fourth	Year
2014
Net sales	$650.4	$859.5	$904.1	$790.0	$3,204.0
Gross profit	$162.1	$224.6	$237.1	$195.7	$819.5
Other expenses	$99.1	$102.3	$103.1	$106.7	$411.2
Earnings before interest and income taxes	$63.0	$122.3	$134.0	$89.0	$408.3
Income from continuing operations, net of tax	$36.5	$75.7	$86.3	$53.2	$251.7
Basic earnings per share from continuing operations	$0.57	$1.17	$1.34	$0.81	$3.89
Diluted earnings per share from continuing operations	$0.56	$1.15	$1.31	$0.81	$3.83

Income (loss) from discontinued operations, net of tax	$(0.7)	$(0.5)	$1.0	$(0.2)	$(0.4)
Basic income per share from discontinued operations	$(0.01)	$(0.01)	$0.01	$0.01	$—
Diluted income per share from discontinued operations	$(0.01)	$(0.01)	$0.01	$—	$(0.01)

Net income	$35.8	$75.2	$87.3	$53.0	$251.3
Basic earnings per share	$0.56	$1.16	$1.35	$0.82	$3.89
Diluted earnings per share	$0.55	$1.14	$1.32	$0.81	$3.82

Dividends per share	$0.22	$0.22	$0.25	$0.25	$0.94
Stock price:
High	$80.57	$88.19	$88.36	$92.06
Low	$71.51	$75.28	$78.93	$74.69

  NOTE:    The sum of the quarterly per share amounts may not agree to the respective annual amounts due to rounding.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

        (a)   Under the supervision and with the participation of the Company's management, including the Company's chief executive officer and chief financial officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation and as of December 31, 2015, the chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are effective.

        Management has prepared a report on the Company's internal control over financial reporting in which management has determined that the Company's controls are effective. A copy of management's report is set forth below.

        (b)   During the fourth quarter of 2015, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting.

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of the Company's management, including the chief executive officer and chief financial officer, the Company evaluated the effectiveness of the design and operation of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company's chief executive officer and chief financial officer concluded that the Company's internal control over financial reporting was effective as of December 31, 2015.

        As discussed in Note 3 to the Consolidated Financial Statements in Item 8, the Company acquired 100% of the Finishing Brands business from Graco Inc. on April 1, 2015. The Company has reported the results of the acquired business as a new reporting segment named Carlisle Fluid Technologies ("CFT"). Management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of CFT. As of December 31, 2015, CFT reported $659.5 million of total assets, $620.8 million of net assets, and $203.2 million and $20.8 million of net sales and earnings before interest and income taxes, respectively, for the year then ended.

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

Name	Age	Position with Company	Period of Service
David A. Roberts	68	Executive Chairman of the Board since January 2016; Chairman of the Board and Chief Executive Officer from June 2007 to December 2015.	June 2007 to date
D. Christian Koch	51

President and Chief Executive Officer since January 2016; President and Chief Operating Officer from May 2014 to December 2015; Group President, Carlisle Diversified Products from June 2012 to May 2014; President, Carlisle Brake & Friction from January 2009 to June 2012; President, Carlisle Asia-Pacific from February 2008 to January 2009.

			February 2008 to date
John W. Altmeyer	56	President, Carlisle Construction Materials since July 1997.	June 1989 to date
John E. Berlin	54	President, Carlisle Interconnect Technologies since February 1995.	January 1990 to date
Steven J. Ford	56	Vice President, Chief Financial Officer since November 2008 and Vice President, Secretary and General Counsel since July 1995.	July 1995 to date
Scott C. Selbach	60	Vice President, Corporate Development since April 2006.	April 2006 to date
Kevin P. Zdimal	45

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

        Information required by Item 10 with respect to directors of the Company is incorporated by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission no later than 40 days before the Annual Meeting of Shareholders to be held on May 18, 2016.

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

Item 11.    Executive Compensation.

        Information required by Item 11 is incorporated by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission no later than 40 days before the Annual Meeting of Shareholders to be held on May 18, 2016.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

        Information required by Item 12 is incorporated by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission no later than 40 days before the Annual Meeting of Shareholders to be held on May 18, 2016.

Securities Authorized for Issuance under Equity Compensation Plans

        The number of securities to be issued upon the exercise of stock options under the Company's equity compensation plans, the weighted average exercise price of the options, and the number of securities remaining for future issuance as of December 31, 2015 are as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by equity security holders	1,810,080	$52.00	4,460,142	(1)
Equity compensation plans not approved by equity security holders	—	n/a	—
Total	1,810,080	$52.00	4,460,142

(1)
Includes 4,460,142 shares available for award under the Carlisle Companies Incorporated Incentive Compensation Program which was approved on May 6, 2015 (1,604,716 of which may be issued as stock awards).

Item 13.    Certain Relationships and Related Transactions.

        Information required by Item 13 is incorporated by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission no later than 40 days before the Annual Meeting of Shareholders to be held on May 18, 2016.

Item 14.    Principal Accountant Fees and Services.

        Information required by Item 14 is incorporated by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission no later than 40 days before the Annual Meeting of Shareholders to be held on May 18, 2016.

 Part IV

Item 15.    Exhibits and Financial Statement Schedules.

Financial statements required by Item 8 are as follows:

Financial Statement Schedules:

        None.

        Exhibits applicable to the filing of this report are as follows:

(2.1)	Master Transaction Agreement, dated October 20, 2013, between the Company and CTP Transportation Products, LLC.(u)

(2.2)	Asset Purchase Agreement, dated October 20, 2013, between Carlisle Transportation Products, Inc., Carlisle Intangible Company and CTP Transportation Products, LLC.(u)

(2.3)	Asset Purchase Agreement, dated October 20, 2013, between Carlisle Canada and CTP Transportation Products, LLC.(u)

(2.4)	Stock Purchase Agreement, dated October 20, 2013, between Carlisle International BV and CTP Transportation Products, LLC.(u)

(2.5)	Equity Purchase Agreement, dated October 20, 2013, between Carlisle Asia Pacific Limited and CTP Transportation Products, LLC.(u)

(2.6)	Asset Purchase Agreement, dated October 20, 2013, between Carlisle Asia Pacific Limited and CTP Transportation Products, LLC.(u)

(2.7)	Form of Trademark License Agreement between the Company, Carlisle Intangible Company and CTP Transportation Products, LLC.(u)

(2.8)	Asset Purchase Agreement, dated October 7, 2014, between the Company, Carlisle Fluid Technologies, Inc., Graco Inc. and Finishing Brands Holdings Inc.(y)

(2.9)	Amendment No. 1 to Asset Purchase Agreement, dated March 6, 2015, between the Company, Carlisle Fluid Technologies, Inc., Graco Inc. and Finishing Brands Holdings Inc.(z)

(2.10)	Form of Cross License Agreement (as amended by Amendment No. 1 to Asset Purchase Agreement), by and among the Company, Carlisle Fluid Technologies, Inc., Finishing Brands Holdings Inc., Graco Inc. and Gema Switzerland GmbH.(z)

(3.1)	Restated Certificate of Incorporation of the Company.(bb)

(3.2)	Amended and Restated Bylaws of the Company.(cc)

(4.1)	Shareholders' Rights Agreement, February 8, 1989.(a)

(4.2)	Amendment No. 1 to Shareholders' Rights Agreement, dated August 7, 1996, between the Company and Harris Trust and Savings Bank, as rights agent.(c)

(4.3)	Amendment No. 2 to Shareholders' Rights Agreement, dated May 26, 2006, between the Company and Computershare Investor Services, LLC (formerly Harris Trust and Savings Bank), as rights agent.(j)

(4.4)	Form of Trust Indenture between the Company and Fleet National Bank.(d)

(4.5)	First Supplemental Indenture, dated as of August 18, 2006, among the Company, U.S. Bank National Association (as successor to State Street Bank and Trust Company, as successor to Fleet National Bank) and The Bank of New York Trust Company, N.A.(k)

(4.6)	Second Supplemental Indenture, dated as of December 9, 2010, among the Company, U.S. Bank National Association (as successor to State Street Bank and Trust Company, as successor to Fleet National Bank) and The Bank of New York Mellon Trust Company, N.A.(p)

(4.7)	Third Supplemental Indenture, dated as of November 20, 2012, among the Company, U.S. Bank National Association (as successor to State Street Bank and Trust Company, as successor to Fleet National Bank) and The Bank of New York Mellon Trust Company, N.A.(t)

(10.1)	Carlisle Companies Incorporated Amended and Restated Executive Incentive Program.(s)

(10.2)	Form of Carlisle Companies Incorporated Nonqualified Stock Option Agreement.(f)

(10.3)	Form of Carlisle Companies Incorporated Restricted Share Agreement with Non-Compete Covenant.(x)

(10.4)	Form of Amended and Restated Executive Severance Agreement.(n)

(10.5)	Summary Plan Description of Carlisle Companies Incorporated Director Retirement Plan, effective November 6, 1991.(b)

(10.6)	Amendment to the Carlisle Companies Incorporated Director Retirement Plan.(e)

(10.7)	Carlisle Companies Incorporated Amended and Restated Nonemployee Director Equity Plan.(h)

(10.8)	Form of Carlisle Companies Incorporated Stock Option Agreement for Nonemployee Directors.(g)

(10.9)	Form of Carlisle Companies Incorporated Nonqualified Stock Option Agreement for Nonemployee Directors.(i)

(10.10)	Form of Carlisle Companies Incorporated Restricted Share Agreement for Nonemployee Directors.(i)

(10.11)	Form of Carlisle Companies Incorporated Restricted Stock Unit Agreement for Nonemployee Directors.(n)

(10.12)	Carlisle Companies Incorporated Amended and Restated Deferred Compensation Plan for Nonemployee Directors.(n)

(10.13)	Carlisle Companies Incorporated Amended and Restated Incentive Compensation Program, effective January 1, 2015.(aa)

(10.14)	Letter Agreement, dated June 5, 2007, between David A. Roberts and the Company.(l)

(10.15)	Nonqualified Stock Option Agreement, dated as of June 21, 2007, between the Company and David A. Roberts.(m)

(10.16)	Restricted Share Agreement, dated as of June 21, 2007, between the Company and David A. Roberts.(m)

(10.17)	Letter Agreements, dated January 11, 2008 and December 31, 2008, between D. Christian Koch and the Company.(n)

(10.18)	Letter Agreement, dated August 4, 2011, between Fred A. Sutter and the Company.(q)

(10.19)	Carlisle Corporation Amended and Restated Supplemental Pension Plan.(r)

(10.20)	Amendment No. 1 to the Carlisle Corporation Supplemental Pension Plan, adopted February 4, 2014.(w)

(10.21)	Form of Carlisle Companies Incorporated Performance Share Agreement.(o)

(10.22)	Carlisle Companies Incorporated Amended and Restated Nonqualified Deferred Compensation Plan, dated January 1, 2012.(r)

(10.23)	Carlisle Companies Incorporated Nonqualified Benefit Plan Trust, dated February 2, 2010, by and between the Company and Wachovia Bank, National Association.(o)

(10.24)	Third Amended and Restated Credit Agreement, dated as of October 20, 2011, among the Company, Carlisle Management Company, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.(q)

(10.25)	First Amendment to Third Amended and Restated Credit Agreement, dated as of December 12, 2013, by and among the Company, Carlisle Corporation, JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto.(v)

(12)	Ratio of Earnings to Fixed Charges.

(21)	Subsidiaries of the Registrant.

(23.1)	Consent of Independent Registered Public Accounting Firm—Ernst & Young LLP.

(31.1)	Rule 13a-14(a)/15d-14(a) Certifications.

(31.2)	Rule 13a-14(a)/15d-14(a) Certifications.

(32)	Section 1350 Certification.

(101)	Interactive Data File.

(a)
Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988 and incorporated herein by reference.

(b)
Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

(c)
Filed as an Exhibit to the Company's registration statement on Form 8-A12B/A (File No. 001-09278) filed August 9, 1996 and incorporated herein by reference.

(d)
Filed as an Exhibit to the Company's registration statement on Form S-3 (File No. 333-16785) filed November 26, 1996 and incorporated herein by reference.

(e)
Filed as an Exhibit to the Company's Annual Report on Form 10-K (File No. 001-09278) for the fiscal year ended December 31, 2003 and incorporated herein by reference.

(f)
Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q (File No. 001-09278) for the quarter ended September 30, 2004.

(g)
Filed as an Exhibit to the Company's Current Report on Form 8-K (File No. 001-09278) filed February 7, 2005 and incorporated herein by reference.

(h)
Filed as an Exhibit to the Company's Proxy Statement on Schedule 14A (File No. 001-09278) filed March 9, 2005 and incorporated herein by reference.

(i)
Filed as an Exhibit to the Company's Current Report on Form 8-K (File No. 001-09278) filed May 10, 2005 and incorporated herein by reference.

(j)
Filed as an Exhibit to the Company's Current Report on Form 8-K (File No. 001-09278) filed June 1, 2006 and incorporated herein by reference.

(k)
Filed as an Exhibit to the Company's Current Report on Form 8-K (File No. 001-09278) filed August 18, 2006 and incorporated herein by reference.

(l)
Filed as an Exhibit to the Company's Current Report on Form 8-K (File No. 001-09278) filed June 12, 2007 and incorporated herein by reference.

(m)
Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q (File No. 001-09278) for the quarter ended June 30, 2007 and incorporated herein by reference.

(n)
Filed as an Exhibit to the Company's Annual Report on Form 10-K (File No. 001-09278) for the fiscal year ended December 31, 2008 and incorporated herein by reference.

(o)
Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q (File No. 001-09278) for the quarter ended March 31, 2010 and incorporated herein by reference.

(p)
Filed as an Exhibit to the Company's Current Report on Form 8-K (File No. 001-09278) filed December 10, 2010 and incorporated herein by reference.

(q)
Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q (File No. 001-09278) for the quarter ended September 30, 2011 and incorporated by reference.

(r)
Filed as an Exhibit to the Company's Annual Report on Form 10-K (File No. 001-09278) for the fiscal year ended December 31, 2011 and incorporated herein by reference.

(s)
Filed as an Exhibit to the Company's Proxy Statement on Schedule 14A (File No. 001-09278) filed March 20, 2012 and incorporated herein by reference.

(t)
Filed as an Exhibit to the Company's Current Report on Form 8-K (File No. 001-09278) filed November 20, 2012 and incorporated herein by reference.

(u)
Filed as an Exhibit to the Company's Current Report on Form 8-K (File No. 001-09278) filed October 22, 2013 and incorporated herein by reference.

(v)
Filed as an Exhibit to the Company's Current Report on Form 8-K (File No. 001-09278) filed December 17, 2013 and incorporated herein by reference.

(w)
Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q (File No. 001-09278) for the quarter ended March 31, 2014 and incorporated herein by reference.

(x)
Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q (File No. 001-09278) for the quarter ended June 30, 2014 and incorporated herein by reference.

(y)
Filed as an Exhibit to the Company's Current Report on Form 8-K (File No. 001-09278) filed October 8, 2014 and incorporated herein by reference.

(z)
Filed as an Exhibit to the Company's Current Report on Form 8-K (File No. 001-09278) filed March 9, 2015 and incorporated herein by reference.

(aa)
Filed as an Appendix to the Company's Proxy Statement on Schedule 14A (File No. 001-09278) filed March 20, 2015 and incorporated herein by reference.

(bb)
Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q (File No. 001-09278) for the quarter ended September 30, 2015 and incorporated herein by reference.

(cc)
Filed as an Exhibit to the Company's Current Report on Form 8-K (File No. 001-09278) filed December 14, 2015 and incorporated herein by reference.

1
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

/s/ D. CHRISTIAN KOCH D. Christian Koch, President and Chief Executive Officer (Principal Executive Officer)	/s/ DAVID A. ROBERTS David A. Roberts, Executive Chairman of the Board
/s/ STEVEN J. FORD Steven J. Ford, Vice President and Chief Financial Officer (Principal Financial Officer)	/s/ ROBIN J. ADAMS Robin J. Adams, Director
/s/ KEVIN P. ZDIMAL Kevin P. Zdimal, Controller and Chief Accounting Officer (Principal Accounting Officer)	/s/ ROBERT G. BOHN Robert G. Bohn, Director
/s/ ROBIN S. CALLAHAN Robin S. Callahan, Director
/s/ JAMES D. FRIAS James D. Frias, Director
/s/ TERRY D. GROWCOCK Terry D. Growcock, Director
/s/ GREGG A. OSTRANDER Gregg A. Ostrander, Director

/s/ LAWRENCE A. SALA Lawrence A. Sala, Director
/s/ MAGALEN C. WEBERT Magalen C. Webert, Director

February 8, 2016

 CARLISLE COMPANIES INCORPORATED
COMMISSION FILE NUMBER 1-9278
FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2015

EXHIBIT LIST

(12)	Ratio of Earnings to Fixed Charges

(21)	Subsidiaries of the Registrant

(23.1)	Consent of Independent Registered Public Accounting Firm—Ernst & Young LLP

(31.1)	Rule 13a-14a/15d-14(a) Certifications

(31.2)	Rule 13a-14a/15d-14(a) Certifications

(32)	Section 1350 Certification

(101)	Interactive Data File

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
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
Carlisle Companies Incorporated Consolidated Statements of Cash Flows
Carlisle Companies Incorporated Consolidated Statements of Shareholders' Equity (In millions, except share and per share amounts)
Notes to Consolidated Financial Statements
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
  Item 13. Certain Relationships and Related Transactions.
  Item 14. Principal Accountant Fees and Services.
Part IV
  Item 15. Exhibits and Financial Statement Schedules.
CARLISLE COMPANIES INCORPORATED COMMISSION FILE NUMBER 1-9278 FORM 10-K FOR FISCAL YEAR ENDED DECEMBER 31, 2015
EXHIBIT LIST