Form 10-Q
period 2016-03-31
CARLISLE COMPANIES INC
filed 2016-04-27
CIK 790051

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Shares of common stock outstanding at April 22, 2016: 64,190,869

Item 1. Financial Statements

Carlisle Companies Incorporated

Unaudited Condensed Consolidated Statements of Earnings and Comprehensive Income

	Three Months Ended March 31,
(in millions except share and per share amounts)	2016	2015

Net sales	$794.0	$709.3

Cost of goods sold	548.6	536.3
Selling and administrative expenses	124.1	98.1
Research and development expenses	11.3	8.8
Other income, net	(0.6)	(0.3)

Earnings before interest and income taxes	110.6	66.4

Interest expense, net	8.4	8.4
Earnings before income taxes from continuing operations	102.2	58.0

Income tax expense (Note 6)	33.7	18.5
Income from continuing operations	68.5	39.5

Discontinued operations
Loss before income taxes	-	(0.2)
Income tax benefit	-	(0.1)
Loss from discontinued operations	-	(0.1)
Net income	$68.5	$39.4

Basic earnings per share attributable to common shares
Income from continuing operations	$1.06	$0.60
Income from discontinued operations	-	-
Basic earnings per share	$1.06	$0.60

Diluted earnings per share attributable to common shares
Income from continuing operations	$1.05	$0.59
Income from discontinued operations	-	-
Diluted earnings per share	$1.05	$0.59

Average shares outstanding - in thousands
Basic	64,018	64,876
Diluted	64,876	65,896

Dividends declared and paid	$19.5	$16.7
Dividends declared and paid per share	$0.30	$0.25

Comprehensive Income
Net income	$68.5	$39.4
Other comprehensive income (loss)
Change in foreign currency translation	10.2	(20.7)
Change in accrued post-retirement benefit liability, net of tax	0.4	0.8
Loss on hedging activities, net of tax	(0.2)	(0.1)
Other comprehensive income (loss)	10.4	(20.0)
Comprehensive income	$78.9	$19.4

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

Carlisle Companies Incorporated

Condensed Consolidated Balance Sheets

	March 31,	December 31,
(in millions except share and per share amounts)	2016	2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$450.5	$410.7
Receivables, net of allowance of $4.6 in 2016 and $4.7 in 2015	507.7	502.5
Inventories (Note 8)	380.9	356.0
Prepaid expenses and other current assets	43.6	50.3
Total current assets	1,382.7	1,319.5

Property, plant, and equipment, net of accumulated depreciation of $583.1 in 2016 and $568.7 in 2015 (Note 9)	592.3	585.8

Other assets:
Goodwill, net (Note 10)	1,138.8	1,134.4
Other intangible assets, net (Note 10)	888.1	887.8
Other long-term assets	23.9	23.4
Total other assets	2,050.8	2,045.6

TOTAL ASSETS	$4,025.8	$3,950.9

Liabilities and Shareholders' Equity
Current liabilities:
Short-term debt, including current maturities (Note 12)	$149.9	$149.8
Accounts payable	248.4	212.6
Accrued expenses	202.4	219.4
Deferred revenue (Note 14)	28.1	24.0
Total current liabilities	628.8	605.8

Long-term liabilities:
Long-term debt (Note 12)	595.8	595.6
Deferred revenue (Note 14)	161.3	159.7
Other long-term liabilities (Note 16)	252.4	242.4
Total long-term liabilities	1,009.5	997.7

Shareholders' equity:
Preferred stock, $1 par value per share. Authorized and unissued 5,000,000 shares	-	-
Common stock, $1 par value per share. Authorized 200,000,000; 78,661,248 issued; 63,961,112 outstanding in 2016 and 64,051,600 in 2015	78.7	78.7
Additional paid-in capital	298.2	293.4
Deferred compensation equity (Note 5)	10.4	8.0
Cost of shares in treasury - 14,472,806 shares in 2016 and 14,383,241 shares in 2015	(353.9)	(327.4)
Accumulated other comprehensive loss (Note 17)	(76.7)	(87.1)
Retained earnings	2,430.8	2,381.8
Total shareholders' equity	2,387.5	2,347.4

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,025.8	$3,950.9

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

Carlisle Companies Incorporated

Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
(in millions)	2016	2015

Operating activities
Net income	$68.5	$39.4
Reconciliation of net income to cash flows provided by operating activities:
Depreciation	18.4	17.6
Amortization	15.1	10.7
Non-cash compensation, net of tax benefit	2.8	2.5
Loss on sale of property and equipment, net	0.1	-
Deferred taxes	0.6	(0.8)
Foreign exchange gain	-	(0.2)
Changes in assets and liabilities, excluding effects of acquisitions and divestitures:
Receivables	(1.3)	(12.2)
Inventories	(20.0)	(21.4)
Prepaid expenses and other assets	6.2	8.2
Accounts payable	27.1	33.1
Accrued expenses and deferred revenues	(12.0)	(26.5)
Long-term liabilities	3.0	0.7
Other operating activities	0.5	(1.6)
Net cash provided by operating activities	109.0	49.5

Investing activities
Capital expenditures	(18.7)	(19.1)
Acquisitions, net of cash	(8.1)	-
Proceeds from sale of property and equipment	-	0.1
Net cash used in investing activities	(26.8)	(19.0)

Financing activities
Dividends paid	(19.5)	(16.7)
Proceeds from issuance of treasury shares and stock options	4.5	9.1
Repurchases of common stock	(28.5)	(8.8)
Net cash used in financing activities	(43.5)	(16.4)

Effect of foreign currency exchange rate changes on cash and cash equivalents	1.1	(0.5)
Change in cash and cash equivalents	39.8	13.6
Cash and cash equivalents
Beginning of period	410.7	730.8
End of period	$450.5	$744.4

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

Carlisle Companies Incorporated

Unaudited Consolidated Statement of Shareholders’ Equity

(In millions, except share and per share amounts)

					Accumulated
			Additional	Deferred	Other				Total
	Common Stock		Paid-In	Compensation	Comprehensive	Retained	Shares in Treasury		Shareholders'
	Shares	Amount	Capital	Equity	Income (loss)	Earnings	Shares	Cost	Equity
Balance at December 31, 2014	64,691,059	$78.7	$247.8	$6.0	$(61.8)	$2,134.4	13,723,201	$(200.1)	$2,205.0
Net income		-	-	-	-	319.7		-	319.7
Other comprehensive loss, net of tax		-	-	-	(25.3)	-		-	(25.3)
Cash dividends - $0.94 per share		-	-	-	-	(72.3)		-	(72.3)
Common stock repurchase	(1,496,411)	-	-	-	-	-	1,496,411	(137.2)	(137.2)
Stock based compensation (1)	856,952	-	45.6	2.0	-	-	(836,371)	9.9	57.5
Balance at December 31, 2015	64,051,600	78.7	293.4	8.0	(87.1)	2,381.8	14,383,241	(327.4)	2,347.4
Net income		-	-	-	-	68.5		-	68.5
Other comprehensive income, net of tax		-	-	-	10.4	-		-	10.4
Cash dividends - $0.30 per share		-	-	-	-	(19.5)		-	(19.5)
Common stock repurchase	(331,747)	-	-	-	-	-	331,747	(28.5)	(28.5)
Stock based compensation (1)	241,259	-	4.8	2.4	-	-	(242,182)	2.0	9.2
Balance at March 31, 2016	63,961,112	$78.7	$298.2	$10.4	$(76.7)	$2,430.8	14,472,806	$(353.9)	$2,387.5

(1)

Issuances for stock based compensation includes shares issued from treasury to cover stock option exercises, restricted and performance share releases, net of shares repurchased to cover employee taxes.

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Carlisle Companies Incorporated (the "Company" or "Carlisle") in accordance and consistent with the accounting policies stated in the Company's Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements therein.  The unaudited condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States and, of necessity, include some amounts that are based upon management estimates and judgments.   The unaudited condensed consolidated financial statements include assets, liabilities, net sales, and expenses of all majority-owned subsidiaries.  Carlisle accounts for investments in minority-owned companies where it exercises significant influence, but does not have control, on the equity basis.  Intercompany transactions and balances are eliminated in consolidation.

Note 2—New Accounting Pronouncements

New Accounting Standards Adopted

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”).  ASU 2015-17 requires entities to present deferred tax assets and liabilities as noncurrent in a classified balance sheet instead of separating into current and noncurrent amounts.  ASU 2105-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods, on a prospective or retrospective basis.  Early adoption is permitted, and as such, we early adopted as of December 31, 2015 on a prospective basis and prior periods were not restated.  As this standard relates to presentation only, the adoption of ASU 2015-17 did not have an impact on the Company’s consolidated results of operations, financial position, or cash flows.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  In August 2015 this guidance was clarified in ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”).  ASU 2015-15 states that presentation of costs associated with securing a revolving line of credit as an asset is permitted, regardless of whether a balance is outstanding.  As a result of adopting ASU 2015-03, $3.0 million and $3.1 million was reclassified from Other long-term assets to Long-term debt at March 31, 2016 and December 31, 2015, respectively.  Unamortized costs related to securing our revolving line of credit will continue to be presented in Other long-term assets.  As this standard relates to presentation only, the adoption of the ASUs had no impact on the Company’s results of operations, financial position, or cash flows.

In April 2015, the FASB issued ASU 2015-05, Customer's Accounting For Fees Paid In A Cloud Computing Arrangement (“ASU 2015-05”), which provides guidance for a customer's accounting for cloud computing costs. ASU 2015-05 is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2015.  The adoption of this ASU had no impact on the Company’s results of operations, financial position, or cash flows.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”), which applies to inventory valued at first-in, first-out (FIFO) or average cost.  ASU 2015-11 requires inventory to be measured at the lower of cost and net realizable value, rather than at the lower of cost or market.  ASU 2015-11 is effective on a prospective basis for annual periods, including interim reporting periods within those periods, beginning after December 15, 2016.  The adoption of this ASU had no impact on the Company’s results of operations, financial position, or cash flows.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”).  ASU 2015-16 eliminates the requirement to restate prior period financial statements for measurement period adjustments.  The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified.  In addition, separate presentation on the face of the income statement or disclosure in the notes is required regarding the portion of the adjustment recorded in the current period earnings, by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date.  ASU 2015-16 is to be applied prospectively for measurement period adjustments that occur after the effective date.  ASU 2015-16 is effective for annual reporting periods, including interim reporting periods within those periods, beginning in 2016.  The adoption of this ASU had no impact on the Company’s results of operations, financial position, or cash flows.

New Accounting Standards Issued But Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”).  ASU 2014-09 outlines a single, comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance issued by the FASB, including industry specific guidance.   ASU 2014-09 provides accounting guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts with customers to provide goods and services.  The guidance also provides a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets, such as property and equipment, including real estate.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”) which requires lessees to recognize a lease liability for the obligation to make lease payments, measured at the present value on a discounted basis, and a right-of-use (“ROU”) asset for the right to use the underlying asset for the duration of the lease term, measured at the lease liability amount adjusted for lease prepayments, lease incentives received and initial direct costs.  The lease liability and ROU asset are recognized in the balance sheet at the commencement of the lease.  For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance.  Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern. Classification will be based on criteria that are largely similar to those applied in current lease accounting.

The ASU is effective for annual reporting periods, including interim periods within those periods, beginning after December 15, 2018, and requires the use of a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period presented in the financial statements.  Early application of the ASU is permitted.  We have not yet determined the impact of adopting the standard on our financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”).  The ASU simplifies several aspects of the accounting for stock compensation.

•

On a prospective basis, all income tax effects of awards should be recognized in the income statement as tax expense or benefit at the time that the awards vest or are settled, rather than recording excess tax benefit and certain deficiencies in additional paid in capital, and eliminates the requirement that excess tax benefits be realized through a reduction in income taxes payable before they can be recognized.

•

Awards may be classified as equity when an employer withholds the maximum amount of taxes on behalf of the employee.  This aspect is to be adopted using a modified retrospective transition method, with a cumulative effect adjustment to retained earnings.  The cash paid to a tax authority when shares are withheld to satisfy the tax withholding obligation should be classified as a financing activity on the statement of cash flows on a retrospective basis.

•

Companies are required to elect the method of accounting for forfeitures of share-based payments, either by recognizing such forfeitures as they occur or estimating the number of awards expected to be forfeited and adjusting such estimate when it is deemed likely to change.  This aspect is to be adopted using a modified retrospective transition method, with a cumulative effect adjustment to retained earnings.

ASU 2016-09 is effective for annual reporting periods, including interim periods within those periods, beginning after December 15, 2016.  Early application of the ASU is permitted.  We have not yet determined the impact of adopting the standard on our financial statements.

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

Carlisle Fluid Technologies (“CFT” or the “Fluid Technologies segment”)—the principal products of this segment are industrial finishing equipment and integrated system solutions for spraying, pumping, mixing, metering, and curing of a variety of coatings used in the transportation, auto refinishing, general industrial, wood, protective coating, and specialty markets.

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

Corporate reflects other unallocated costs, primarily general corporate expenses. Corporate assets consist primarily of cash and cash equivalents, deferred taxes, corporate aircraft, and other assets associated with employee compensation programs.

Financial information for continuing operations by reportable segment is included in the following summary:

Three Months Ended March 31,	2016			2015
(in millions)	Net Sales	EBIT	Assets	Net Sales	EBIT	Assets

Carlisle Construction Materials	$403.7	$72.3	$905.2	$371.3	$36.7	$912.4
Carlisle Interconnect Technologies	196.7	36.6	1,267.9	194.4	34.5	1,298.1
Carlisle Fluid Technologies	61.2	6.9	678.5	-	-	-
Carlisle Brake & Friction	72.0	3.7	554.1	86.4	8.2	589.6
Carlisle FoodService Products	60.4	7.1	201.2	57.2	5.4	200.5
Corporate	-	(16.0)	418.9	-	(18.4)	746.7

Total	$794.0	$110.6	$4,025.8	$709.3	$66.4	$3,747.3

Note 4— Acquisitions

2016 Acquisition

In February 2016, the Company acquired 100% of the equity of MS Oberflächentechnik AG (“MS”), a Swiss-based developer and manufacturer of powder coating systems and related components, for total consideration of CHF 12.3 million, or $12.4 million, including the fair value of contingent consideration of CHF 4.3 million, or $4.3 million.  MS operates within the Fluid Technologies segment.  See Note 3 for information about the CFT segment.

Consideration has been preliminarily allocated $8.1 million to definite-lived intangible assets, $3.5 million to indefinite-lived intangible assets, and $2.2 million to deferred tax liabilities, with $2.2 million allocated to goodwill.  Definite-lived intangible assets consist of $6.9 million of technology with a useful life of seven years and customer relationships of $1.2 million with a useful life of ten years.

2015 Acquisition

On April 1, 2015, the Company acquired 100% of the Finishing Brands business from Graco Inc. (“Graco”) for total cash consideration of $598.9 million, net of $12.2 million cash acquired, inclusive of the working capital settlement.  The Company funded the acquisition with cash on hand.  The Company reports the results of the acquired business as the CFT segment.

The Finishing Brands amounts included in the pro forma financial information below for the three months ended March 31, 2015 are based on the Finishing Brands’ historical results and, therefore may not be indicative of the actual results if operated by Carlisle.  The pro forma adjustments represent management’s best estimates based on information available at the time the pro forma information was prepared and may differ from the adjustments that may actually have been required.  Accordingly, pro forma information should not be relied upon as being indicative of the historical results that would have been realized had the acquisition occurred as of the date indicated or that may be achieved in the future.

The unaudited combined pro forma financial information presented below includes Net sales and Income from continuing operations, net of tax, of the Company as if the business combination had occurred on January 1, 2014 based on the purchase price allocation presented below:

Pro Forma
Three Months Ended March 31,
(in millions)	2015

Net sales	$770.5
Income from continuing operations	44.9

The pro forma financial information reflects adjustments to Finishing Brands’ historical financial information to apply the Company's accounting policies and to reflect the additional depreciation and amortization related to the final fair value adjustments of the acquired net assets, together with the associated tax effects. Also, the pro forma financial information reflects the non-recurring acquisition-related costs described above as if they occurred in the first quarter of 2014.

The following table summarizes the consideration transferred to acquire Finishing Brands and the preliminary allocation and measurement period adjustments to arrive at the final allocation of the purchase price among the assets acquired and liabilities assumed.  The acquisition has been accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combinations, which requires that consideration be allocated to the acquired assets and liabilities based upon their acquisition date fair values with the remainder allocated to goodwill.  The measurement period adjustments resulted primarily from finalizing valuations of inventory with corresponding measurement period adjustment to deferred taxes.

	Preliminary Allocation	Measurement Period Adjustments	Final Allocation
	As of		As of
(in millions)	4/1/2015		3/31/2016
Total cash consideration transferred	$610.6	$0.5	$611.1

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash and cash equivalents	$12.2	$-	$12.2
Receivables	57.3	1.2	58.5
Inventories	40.9	2.2	43.1
Prepaid expenses and other current assets	6.4	(0.2)	6.2
Property, plant, and equipment	41.0	(0.2)	40.8
Definite-lived intangible assets	216.0	-	216.0
Indefinite-lived intangible assets	125.0	-	125.0
Deferred income tax assets	1.9	(1.2)	0.7
Other long-term assets	3.8	(0.3)	3.5
Line of credit	(1.4)	-	(1.4)
Accounts payable	(16.3)	-	(16.3)
Income tax payable	(1.9)	(0.1)	(2.0)
Accrued expenses	(15.6)	-	(15.6)
Deferred income tax liabilities	(28.8)	0.6	(28.2)
Other long-term liabilities	(5.6)	(0.7)	(6.3)

Total identifiable net assets	434.9	1.3	436.2

Goodwill	$175.7	$(0.8)	$174.9

The goodwill recognized in the acquisition of Finishing Brands is attributable to its experienced workforce, the expected operational improvements through implementation of the Carlisle Operating System, opportunities for geographic and product line expansions in addition to supply chain efficiencies and other administrative opportunities, and the significant strategic value of the business to Carlisle. The Company acquired $60.0 million of gross contractual accounts receivable, of which $1.5 million was not expected to be collected at the date of acquisition.  Goodwill of $132.9 million is tax deductible, primarily in the United States. All of the goodwill was assigned to the CFT reporting unit which aligns with the reportable segment. Indefinite-lived intangible assets of $125.0 million represent acquired trade names. The $216.0 million value allocated to definite-lived intangible assets consists of $186.0 million of customer relationships with a useful life of 15 years and various acquired technologies of $30.0 million with useful lives ranging from five to eight years. The Company recorded an indemnification asset of $3.0 million in Other long-term assets relating to the indemnification of Carlisle for a pre-acquisition income tax liability in accordance with the purchase agreement. The indemnification asset had not been settled at March 31, 2016.  The Company has also recorded deferred tax liabilities related to intangible assets of $28.2 million.

2014 Acquisition

On October 1, 2014, the Company acquired 100% of the equity of LHi Technology (“LHi”) for total cash consideration of $194.0 million, net of $6.7 million cash acquired, inclusive of the working capital settlement.  LHi is a leading designer, manufacturer, and provider of cable assemblies and related interconnect components to the medical equipment and device industry.  In conjunction with the acquisition, the Company recorded an indemnification asset of $8.7 million in Other long-term assets relating to the indemnification of Carlisle for certain pre-acquisition liabilities, principally related to direct and indirect tax uncertainties.  The Company reports the results of the business acquired in the acquisition of LHi within the Interconnect Technologies segment.

Note 5—Stock-Based Compensation

Stock-based compensation cost is recognized over the requisite service period, which generally equals the stated vesting period, unless the stated vesting period exceeds the date upon which an employee reaches retirement eligibility.  Pre-tax stock-based compensation expense was $3.5 million and $7.4 million for the three month periods ended March 31, 2016 and 2015, respectively.

Incentive Compensation Program

The Company maintains an Incentive Compensation Program (the “Program”) for executives, certain other employees of the Company and its operating segments and subsidiaries, and the Company’s non-employee directors. Members of the Board of Directors that receive stock-based compensation are treated as employees for accounting purposes.  The Program was approved by shareholders on May 6, 2015. The Program allows for awards to eligible employees of stock options, restricted stock, stock appreciation rights, performance shares and units or other awards based on Company common stock. At March 31, 2016, 3,921,976 shares were available for grant under this plan, of which 1,433,059 shares were available for the issuance of stock awards.

Grants

For the three months ended March 31, 2016, the Company awarded 371,623 stock options, 69,583 restricted stock awards, 61,127 performance share awards and 13,466 restricted stock units with an aggregate grant-date fair value of approximately $21.5 million to be expensed over the requisite service period for each award.

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

Pre-tax share-based compensation expense related to stock options was $1.6 million and $1.3 million for the three month periods ended March 31, 2016 and 2015, respectively.

The Company utilizes the Black-Scholes-Merton (“BSM”) option pricing model to determine the fair value of its stock option awards. The BSM relies on certain assumptions to estimate an option’s fair value. The weighted-average assumptions used in the determination of fair value for stock option awards in 2016 and 2015 were as follows:

	2016	2015
Expected dividend yield	1.4%	1.1%
Expected life in years	5.61	5.71
Expected volatility	27.5%	27.3%
Risk-free interest rate	1.4%	1.4%
Weighted-average fair value	$19.30	$21.19

The expected life of options is based on the assumption that all outstanding options will be exercised at the midpoint of the vesting dates (if unvested) and the options’ expiration date. The expected volatility is based on historical volatility as well as implied volatility of the Company’s options. The risk-free interest rate is based on rates of U.S. Treasury issues with a remaining life equal to the expected life of the option. The expected dividend yield is based on the projected annual dividend payment per share, divided by the stock price at the date of grant.

Restricted Stock Awards

Restricted stock awarded under the Program is generally released to the recipient after a period of approximately three years. The grant date fair value of the 2016 restricted stock awards, which are released to the recipient after a period of three years, is based on the closing market price of the stock on the date of grant.

Performance Share Awards

The performance shares awarded vest based on the employee rendering three years of service to the Company, and the attainment of a market condition over the performance period, which is based on the Company’s relative total shareholder return versus the S&P Midcap 400 Index® over a pre-determined time period as determined by the Compensation Committee of the Board of Directors.  The grant date fair value of the 2016 performance shares was estimated using a Monte-Carlo simulation approach based on a three year measurement period.  Such approach entails the use of assumptions regarding the future performance of the Company’s stock and those of the S&P Midcap 400 Index®.  Those assumptions include expected volatility, risk-free interest rates, correlation coefficients, and dividend reinvestment.  Dividends accrue on the performance shares during the performance period and are to be paid in cash based upon the number of awards ultimately earned. The Company expenses the compensation cost associated with the performance awards on a straight-line basis over the vesting period of approximately three years.

Restricted Stock Units

The restricted stock units awarded to eligible directors are fully vested and will be paid in shares of Company common stock after the director ceases to serve as a member of the Board, or if earlier, upon a change in control of the Company.  The grant date fair value of the 2016 restricted stock units is based on the closing market price of the stock on February 3, 2016, the date of the grant.

Deferred Compensation - Equity

Certain employees are eligible to participate in the Company’s Non-qualified Deferred Compensation Plan (the “Deferred Compensation Plan”).  Participants may elect to defer all or part of their stock-based compensation.  Participants have elected to defer 276,115 shares of Company common stock as of March 31, 2016, and 253,520 shares as of December 31, 2015.

Note 6—Income Taxes

The effective income tax rate on continuing operations for the three months ended March 31, 2016 was 33.0%.  The year to date provision for income taxes includes taxes on earnings at an anticipated rate of approximately 33% and year-to-date discrete tax expense of $0.2 million.

The effective tax rate on continuing operations for the three months ended March 31, 2015 was 31.9% and included a year-to-date discrete benefit of $0.8 million.

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

The following reflects the Income from continuing operations and share data used in the basic and diluted earnings per share computations using the two-class method:

	Three Months Ended March 31,
(in millions except share and per share amounts)	2016	2015

Numerator:

Income from continuing operations	$68.5	$39.5
Less: dividends declared - common stock outstanding, restricted shares and restricted share units	(19.5)	(16.7)
Undistributed earnings	49.0	22.8
Percent allocated to common shareholders (1)	99.3%	99.5%
	48.6	22.7
Add: dividends declared - common stock	19.2	16.2
Numerator for basic and diluted EPS	$67.8	$38.9

Denominator (in thousands):
Denominator for basic EPS: weighted-average common shares outstanding	64,018	64,876
Effect of dilutive securities:
Performance awards	325	220
Stock options	533	800
Denominator for diluted EPS: adjusted weighted-average common shares outstanding and assumed conversion	64,876	65,896

Per share income from continuing operations:
Basic	$1.06	$0.60
Diluted	$1.05	$0.59

(1)Basic weighted-average common shares outstanding	64,018	64,876
Basic weighted-average common shares outstanding, unvested restricted shares expected to vest and restricted share units	64,491	65,210
Percent allocated to common shareholders	99.3%	99.5%

To calculate earnings per share for Income from discontinued operations and for Net income, the denominator for both basic and diluted earnings per share is the same as used in the above table. Income (loss) from discontinued operations and Net income were as follows:

	Three Months Ended March 31,
(in millions except share amounts presented in thousands)	2016	2015

Income (loss) from discontinued operations attributable to common shareholders for basic and diluted earnings per share	$-	$(0.1)

Net income attributable to common shareholders for basic and diluted earnings per share	$67.8	$38.8

Antidilutive stock options excluded from EPS calculation (1)	544	-

(1)

Represents stock options excluded from the calculation of diluted earnings per share as such options’ assumed proceeds upon exercise would result in the repurchase of more shares than the underlying award.

Note 8—Inventories

The components of Inventories at March 31, 2016 and December 31, 2015 were as follows:

	March 31,	December 31,
(in millions)	2016	2015

Finished goods	$220.7	$205.1
Work-in-process	54.1	48.8
Raw materials	137.7	133.9
Reserves	(31.6)	(31.8)
Inventories	$380.9	$356.0

Note 9—Property, Plant and Equipment

The components of Property, plant and equipment at March 31, 2016 and December 31, 2015 were as follows:

	March 31,	December 31,
(in millions)	2016	2015
Land	$60.7	$59.9
Buildings and leasehold improvements	325.7	324.6
Machinery and equipment	747.2	735.4
Projects in progress	41.8	34.6
	1,175.4	1,154.5
Accumulated depreciation	(583.1)	(568.7)
Property, plant, and equipment, net	$592.3	$585.8

Note 10—Goodwill and Other Intangible Assets

The changes in the carrying amount of Goodwill, net for the three months ended March 31, 2016 were as follows:

	Construction	Interconnect	Fluid	Brake and	FoodService
(in millions)	Materials	Technologies	Technologies	Friction	Products	Total
Gross balance at January 1, 2016	$118.7	$555.4	$173.4	$226.6	$60.3	$1,134.4
Goodwill acquired during year (1)	-	-	2.2	-	-	2.2
Measurement period adjustments	-	-	(0.3)	-	-	(0.3)
Currency translation	1.9	-	0.6	-	-	2.5
Net balance at March 31, 2016	$120.6	$555.4	$175.9	$226.6	$60.3	$1,138.8

(1)	See Note 3 for further information on goodwill resulting from recent acquisitions.

The Company’s Other intangible assets, net at March 31, 2016, were as follows:

	Acquired	Accumulated	Net Book
(in millions)	Cost	Amortization	Value
Assets subject to amortization:
Intellectual property	$189.2	$(59.7)	$129.5
Customer relationships	677.4	(171.6)	505.8
Other	13.6	(10.8)	2.8
Assets not subject to amortization:
Trade names	250.0	-	250.0
Other intangible assets, net	$1,130.2	$(242.1)	$888.1

The Company’s Other intangible assets, net at December 31, 2015, were as follows:

	Acquired	Accumulated	Net Book
(in millions)	Cost	Amortization	Value
Assets subject to amortization:
Intellectual property	$180.7	$(55.0)	$125.7
Customer relationships	673.9	(160.5)	513.4
Other	13.5	(10.6)	2.9
Assets not subject to amortization:
Trade names	245.8	-	245.8
Other intangible assets, net	$1,113.9	$(226.1)	$887.8

Estimated amortization expense for the remainder of 2016 and the next four years is as follows: $45.0 million remaining in 2016, $59.3 million in 2017, $59.2 million in 2018, $59.2 million in 2019, and $56.0 million in 2020.

The net carrying values of the Company’s Other intangible assets by reportable segment were as follows:

	March 31,	December 31,
(in millions)	2016	2015

Carlisle Construction Materials	$62.0	$60.9
Carlisle Interconnect Technologies	350.0	357.3
Carlisle Fluid Technologies	334.0	325.3
Carlisle Brake & Friction	115.6	117.2
Carlisle FoodService Products	26.5	27.1
Total	$888.1	$887.8

Note 11—Commitments and Contingencies

Leases

The Company currently leases a portion of its manufacturing facilities, distribution centers, and equipment, some of which include scheduled rent increases stated in the lease agreement generally expressed as a stated percentage increase of the minimum lease payment over the lease term.  The Company currently has no leases that require rent to be paid based on contingent events nor has it received any lease incentive payments.  Rent expense was $6.7 million and $6.1 million for the three months ended March 31, 2016 and 2015, respectively, inclusive of rent based on scheduled rent increases and rent holidays recognized on a straight-line basis.  Future minimum payments under the Company’s various non-cancelable operating leases are approximately $14.6 million for the remainder of 2016, $17.2 million in 2017, $16.0 million in 2018, $13.5 million in 2019, $9.2 million in 2020, $6.8 million in 2021, and $20.3 million thereafter.

Workers’ Compensation Claims and Related Losses

The Company has accrued approximately $19.7 million and $19.4 million related to workers’ compensation claims at March 31, 2016 and December 31, 2015, respectively.  At March 31, 2016, $5.9 million and $13.8 million are included in Accrued expenses and Other long-term liabilities, respectively, and at December 31, 2015, $6.0 million and $13.4 million were included in Accrued expenses and Other long-term liabilities, respectively, in the Condensed Consolidated Balance Sheet.  The liability related to workers’ compensation claims, both those reported to the Company and those incurred but not yet reported, is estimated based on actuarial estimates and loss development factors and the Company’s historical loss experience.

The Company maintains occurrence-based insurance coverage with certain insurance carriers in accordance with its risk management practices that provides for reimbursement of workers’ compensation claims in excess of $0.5 million.  The Company records a recovery receivable from the insurance carriers when such recovery is deemed probable based on the nature of the claim and history of recoveries.  At March 31, 2016 and December 31, 2015, the Company did not have any recovery receivables recorded for workers’ compensation claims.

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

Environmental Matters

The Company is subject to increasingly stringent environmental laws and regulations, including those relating to air emissions, wastewater discharges, chemical and hazardous waste management and disposal. Some of these environmental laws hold owners or operators of land or businesses liable for their own and for previous owners’ or operators’ releases of hazardous or toxic substances or wastes. Other environmental laws and regulations require the obtainment of and compliance with environmental permits. To date, costs of complying with environmental, health, and safety requirements have not been material and we did not have any significant accruals related to potential future costs of environmental remediation as of March 31, 2016 and December 31, 2015, nor do we have an asset retirement obligation recorded as of that date.  However, the nature of the Company’s operations and its long history of industrial activities at certain of its current or former facilities, as well as those acquired, could potentially result in material environmental liabilities or asset retirement obligations.

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

Note 12—Borrowings

As of March 31, 2016 the Company’s borrowings were as follows:

	3.75% notes	5.125% notes	6.125% notes
(in millions)	due 2022	due 2020	due 2016	Total
Par Value	$350.0	$250.0	$150.0	$750.0
Unamortized discount	(0.8)	(0.5)	-	(1.3)
Unamortized debt issuance costs	(1.9)	(1.0)	(0.1)	(3.0)
Total long-term debt	347.3	248.5	149.9	745.7
Less current portion of long-term debt	-	-	(149.9)	(149.9)
Total long-term debt, net of current portion	$347.3	$248.5	$-	$595.8

As of December 31, 2015 the Company’s borrowings were as follows:

	3.75% notes	5.125% notes	6.125% notes
(in millions)	due 2022	due 2020	due 2016	Total
Par Value	$350.0	$250.0	$150.0	$750.0
Unamortized discount	(0.8)	(0.6)	(0.1)	(1.5)
Unamortized debt issuance costs	(2.0)	(1.0)	(0.1)	(3.1)
Total long-term debt	347.2	248.4	149.8	745.4
Less current portion of long-term debt	-	-	(149.8)	(149.8)
Total long-term debt, net of current portion	$347.2	$248.4	$-	$595.6

Revolving Credit Facilities

As of March 31, 2016, the Company had $600.0 million available under its Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”) administered by JPMorgan Chase Bank, N.A.  At March 31, 2016 and December 31, 2015, there were no borrowings under the revolving credit facility.

Uncommitted Line of Credit

The Company also maintains an uncommitted line of credit of which $45.0 million was available for borrowing as of March 31, 2016 and December 31, 2015 and therefore, there were no borrowings under the uncommitted line of credit.

Covenants and Limitations

Under the Company’s debt and credit facilities, the Company is required to meet various restrictive covenants and limitations, including limitations on certain leverage ratios, interest coverage and limits on outstanding debt balances held by certain subsidiaries. The Company was in compliance with all covenants and limitations as of March 31, 2016 and December 31, 2015.

Other Matters

At March 31, 2016, the fair value of the Company’s par value $350 million, 3.75% senior notes due 2022, par value $250 million, 5.125% senior notes due 2020, and par value $150 million, 6.125% senior notes due 2016, using Level 2 inputs in the fair value hierarchy, was approximately $356.4 million, $275.5 million and $152.8  million, respectively. Fair value is estimated based on current yield rates plus the Company’s estimated credit spread available for financings with similar terms and maturities.

Note 13—Retirement Plans

Defined Benefit Plans

The Company recognizes net periodic pension cost based on the actuarial analysis performed at the previous year end, adjusted if certain significant events occur during the year.

Beginning in 2016, the Company moved from utilizing a weighted-average discount rate, which was derived from the yield curve used to measure the pension benefit obligation at the beginning of the period, to a spot yield rate curve to estimate the pension benefit obligation and net periodic benefit costs.  The change in estimate provides a more accurate measurement of service and interest costs by applying the spot rate that could be used to settle each projected cash flow individually.  This change in estimate did not have a material effect on net periodic benefit costs for the three months ended March 31, 2016.

Components of net periodic benefit cost were as follows:

	Three Months Ended
	March 31,
(in millions)	2016	2015

Service cost	$0.8	$0.9
Interest cost	1.3	1.8
Expected return on plan assets	(2.5)	(2.6)
Amortization of unrecognized loss	0.6	1.3
Net periodic benefit cost	$0.2	$1.4

Defined Contribution Plans

The Company maintains defined contribution plans covering a significant portion of its employees. Expenses for the plans were $4.1 million and $3.6 million for the three months ended March 31, 2016 and 2015, respectively.

Employee Stock Ownership Plan

The Company sponsors an employee stock ownership plan (“ESOP”) as part of one of its existing savings plans. Costs for the ESOP are included in the defined contribution plans noted above. The ESOP is available to eligible domestic employees and includes a match of contributions made by plan participants to the savings plan up to a maximum of 4.0% of a participant’s eligible compensation, divided between cash and an employee-directed election of the Company’s common stock, not to exceed 50% of the total match. Participants are not allowed to direct savings plan contributions to an investment in the Company’s common stock. Total shares held by the ESOP were 1.3 million at March 31, 2016 and 1.3 million at December 31, 2015.

Note 14—Deferred Revenue and Extended Product Warranties

Deferred revenue consists primarily of unearned revenue related to separately priced extended warranty contracts on sales of certain products, the most significant being those offered on its installed roofing systems within the Construction Materials segment.

Roofing Systems Deferred Revenue

The amount of revenue recognized related to extended product warranties covering roofing systems was $4.7 million and $4.5 million for the three month periods ended March 31, 2016 and 2015, respectively.  Deferred revenue recognized in the Condensed Consolidated Balance Sheets includes the following related to roofing systems extended product warranty contracts:

	March 31,	December 31,
(in millions)	2016	2015
Deferred revenue
Current	$18.1	$18.1
Long-term	161.3	159.7
Deferred revenue liability	$179.4	$177.8

Expected costs of services to be performed under extended product warranty contracts are actuarially determined.  Any expected costs in excess of deferred revenue are recognized within Accrued expenses.

Other Deferred Revenue

Other deferred revenue recognized in the Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, primarily related to contracts on systems sales within the Fluid Technologies segment, was as follows:

	March 31,	December 31,
(in millions)	2016	2015
Deferred revenue
Current	$10.0	$5.9
Long-term	-	-
Deferred revenue liability	$10.0	$5.9

Note 15—Standard Product Warranties

The Company offers various warranty programs on its products included in the price of its products, primarily for certain installed roofing systems as well as high-performance cables and assemblies, fluid technologies, braking products, and foodservice equipment.  The Company’s liability for such warranty programs is included in Accrued expenses.  The change in the Company’s product warranty liabilities for the three months ended March 31, is as follows:

(in millions)	2016	2015
Balance at January 1	$28.9	$15.2
Current year provision	6.1	4.0
Current year claims	(4.4)	(4.5)
Balance at March 31	$30.6	$14.7

Note 16—Other Long-Term Liabilities

The components of Other long-term liabilities were as follows:

	March 31,	December 31,
(in millions)	2016	2015
Deferred taxes and other tax liabilities	$179.7	$176.5
Pension and other post-retirement obligations	26.5	26.3
Long-term workers' compensation	13.8	13.4
Deferred compensation	19.7	16.8
Other	12.7	9.4
Other long-term liabilities	$252.4	$242.4

Note 17—Accumulated Other Comprehensive Income (Loss)

The changes in Accumulated other comprehensive income (loss) by component for the three months ended March 31, 2016 were as follows:

	Accrued	Foreign
	post-retirement	currency	Hedging
(in millions)	benefit liability(1)	translation	activities(2)	Total

Balance at December 31, 2015	$(27.4)	$(60.0)	$0.3	$(87.1)
Other comprehensive gain before reclassifications	-	10.2	-	10.2
Amounts reclassified from accumulated other comprehensive loss	0.6	-	(0.3)	0.3
Income tax benefit (expense)	(0.2)	-	0.1	(0.1)
Net other comprehensive income (loss)	0.4	10.2	(0.2)	10.4

Balance at March 31, 2016	$(27.0)	$(49.8)	$0.1	$(76.7)

The changes in Accumulated other comprehensive income (loss) by component for the three months ended March 31, 2015 were as follows:

	Accrued	Foreign
	post-retirement	currency	Hedging
(in millions)	benefit liability(1)	translation	activities(2)	Total

Balance at December 31, 2014	$(32.0)	$(30.4)	$0.6	$(61.8)
Other comprehensive loss before reclassifications	-	(20.7)	-	(20.7)
Amounts reclassified from accumulated other comprehensive loss	1.3	-	(0.2)	1.1
Income tax benefit (expense)	(0.5)	-	0.1	(0.4)
Net other comprehensive income (loss)	0.8	(20.7)	(0.1)	(20.0)

Balance at March 31, 2015	$(31.2)	$(51.1)	$0.5	$(81.8)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Carlisle Companies Incorporated (“Carlisle”, the “Company”, “we”, “us” or “our”) is a multi-national company that designs, manufactures and sells a wide range of products throughout North America, Western Europe, and the Asia Pacific region. We are focused on achieving profitable growth both organically, through new product development, product line extensions, and entering new markets, and through acquisitions of businesses that complement our existing technologies, products, and market channels.  We focus on obtaining profitable growth through: year-over-year improvement in sales, earnings before interest and income taxes (“EBIT”) margins, net earnings and return on invested Capital (“ROIC”); reduction of  working capital (defined as receivables, inventories, net of accounts payable) as a percentage of net sales; globalization, and maintenance of a strong and flexible balance sheet. Resources are allocated among the operating companies based on management’s assessment of their ability to obtain leadership positions and competitive advantages in the markets they serve.  We manage our businesses under the following segments:

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

A key philosophy in how we drive profitable growth organically is the Carlisle Operating System (‘‘COS’’).  COS is a manufacturing structure and strategy deployment system based on lean enterprise and six sigma principles and is a continuous improvement process that defines the way we do business. Waste is eliminated and efficiencies improved enterprise wide, allowing us to increase profitability, generate cash, and pursue growth opportunities.

On April 1, 2015, the Company acquired 100% of the Finishing Brands business from Graco Inc. (“Graco”) for total cash consideration of $598.9 million.  The Company reports the results of the acquired business within the segment named Carlisle Fluid Technologies.  CFT is a global manufacturer and supplier of finishing equipment and systems serving diverse end markets for paints and coatings, including original equipment (“OE”) automotive, automotive refinishing, aerospace, agriculture, construction, marine, rail, and other industrial applications.

	Three Months Ended March 31,
(in millions, except per share amounts)	2016	2015	Change

Net Sales	$794.0	$709.3	11.9%
EBIT	$110.6	$66.4	66.6%
EBIT Margin	13.9%	9.4%
Income from continuing operations	$68.5	$39.5	73.4%
Diluted EPS	$1.05	$0.59	78.0%

Net sales increased in the first quarter 2016 primarily due to revenue from the acquired Finishing Brands business, and higher net sales volume at Construction Materials reflecting favorable commercial roofing market conditions and favorable weather.  These increases were partially offset by lower net sales volume at Brake & Friction from reduced demand in the construction, mining, and agriculture markets for heavy equipment.  Fluctuations in foreign currency exchange rates negatively impacted net sales by 0.3% in the first quarter of 2016.

EBIT and EBIT margin increased significantly in the first quarter of 2016 primarily reflecting selling price discipline at Construction Materials, lower raw material costs, lower per unit costs resulting from higher capacity utilization driven by higher net sales volume also primarily at Construction Materials, and savings from COS.

Acquisitions in the Fluid Technologies segment, primarily reflecting Finishing Brands, contributed $6.9 million to EBIT in the first quarter.

Income from continuing operations and diluted EPS increased in the first quarter of 2016 primarily due to higher EBIT due to the aforementioned factors.

We generated $109.0 million in operating cash flows in the first quarter of 2016.  We primarily re-deployed our operating cash flow to fund capital projects, acquire MS Oberflächentechnik AG which is reported in the Fluid Technologies segment, and repurchase 331,747 shares of our common stock.

For the full year 2016, we expect mid-single digit percent net sales growth driven by the Construction Materials, Interconnect Technologies, and Foodservice Products segments and contribution from the Fluid Technologies segment.  Partially offsetting this is expected lower net sales demand at Brake & Friction.

For a more in-depth discussion of the results discussed in this “Executive Overview”, please refer to the discussion on “Financial Reporting Segments” presented later in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Results of Operations

Net Sales

	Three Months Ended March 31,			Acquisition	Volume	Price	Exchange
(in millions)	2016	2015	Change	Effect	Effect	Effect	Rate Effect

Net sales	$794.0	$709.3	11.9%	8.6%	5.3%	(1.7)%	(0.3)%

The increase in net sales from acquired businesses primarily reflects contribution of $60.9 million from the acquisition of Finishing Brands.  The increase in net sales volume primarily reflects healthy demand for our commercial roofing and commercial aerospace and medical technology products, partially offset by lower demand from weakness in global construction and mining markets for our brake and friction products.  The negative impact of price to net sales primarily reflects lower selling price for our commercial roofing products as well as for certain of our interconnect product lines.

Gross Margin

	Three Months Ended March 31,
(in millions)	2016	2015	Change

Gross profit	$245.4	$173.0	41.8%
Gross margin	30.9%	24.4%

The 650 basis point increase in gross margin (gross profit expressed as a percentage of net sales) versus the prior year period primarily reflects selling price discipline at Construction Materials, lower raw material costs, lower per unit costs resulting from higher capacity utilization driven by higher net sales volume, and reduction in material usage and labor costs driven by COS.

Selling and Administrative Expenses

	Three Months Ended March 31,
(in millions)	2016	2015	Change

Selling and administrative expenses	$124.1	$98.1	26.5%
As a percentage of net sales	15.6%	13.8%

Selling and administrative expense as a percentage of net sales increased primarily due to selling and administrative costs from acquired businesses, principally the Finishing Brands business.  The selling and administrative costs from the acquired Finishing Brands business include non-cash amortization of acquired customer relationship intangible assets.  Selling and administrative expenses also increased from higher selling costs at Construction Materials due to increased net sales volume.

Research and Development Expenses

	Three Months Ended March 31,
(in millions)	2016	2015	Change

Research and development expenses	$11.3	$8.8	28.4%
As a percentage of net sales	1.4%	1.2%

The increase in research and development expenses during the three months ended March 31, 2016 reflects $1.7 million in expense from acquired operations as well as increased activities related to new product development at Construction Materials and Interconnect Technologies.

Other Expense (Income), net

	Three Months Ended March 31,
(in millions)	2016	2015	Change

Other (income) expense, net	$(0.6)	$(0.3)	(100.0)%

EBIT (Earnings Before Interest and Taxes)

	Three Months Ended March 31,
(in millions)	2016	2015	Change

EBIT	$110.6	$66.4	66.6%
EBIT Margin	13.9%	9.4%

The increase in EBIT and EBIT margin in the first quarter of 2016 versus the prior year primarily reflects selling price discipline at Construction Materials, lower raw material costs, lower per unit costs resulting from higher capacity utilization driven by higher net sales volume, and reduction in material usage and labor costs driven by COS.  The acquisitions in the Fluid Technologies segment contributed EBIT of $6.9 million.

Interest Expense

	Three Months Ended March 31,
(in millions)	2016	2015	Change

Interest expense	$8.7	$8.7
Interest income	(0.3)	(0.3)
Interest expense, net	$8.4	$8.4	-%

Income Taxes

	Three Months Ended March 31,
(in millions)	2016	2015	Change

Income tax expense	$33.7	$18.5	82.2%
Effective tax rate	33.0%	31.9%

The Company’s 2016 year-to-date provision for income taxes includes tax on ordinary earnings at an anticipated rate of approximately 33%. The 33.0% effective rate for the first quarter of 2016 includes current quarter discrete tax net expense of $0.2 million.  The Company’s first quarter 2015 effective tax rate of 31.9% included discrete tax benefits of $0.8 million.

The Company expects its full year effective tax rate to be approximately 33%.

Income from Continuing Operations

	Three Months Ended March 31,
(in millions, except per share amounts)	2016	2015	Change

Income from continuing operations	$68.5	$39.5	73.4%
EPS
Basic	$1.06	$0.60	76.7%
Diluted	1.05	0.59	78.0%

The increase in income from continuing operations in the first quarter of 2016 primarily reflects higher EBIT from the aforementioned factors.  Basic and diluted earnings per share grew at a higher rate than income from continuing operations in the first quarter from the accretive impact of share repurchases since the first quarter of 2015.

Net Income

	Three Months Ended March 31,
(in millions, except per share amounts)	2016	2015	Change

Net income	$68.5	$39.4	73.9%
EPS
Basic	$1.06	$0.60	76.7%
Diluted	1.05	0.59	78.0%

The increase in net income in the first quarter of 2016 primarily reflects higher EBIT and income from continuing operations from the aforementioned factors.  Basic and diluted earnings per share grew at a higher rate than net income in the first quarter from the accretive impact of share repurchases since the first quarter of 2015.

Financial Reporting Segments

Carlisle Construction Materials (“CCM”)

	Three Months Ended March 31,
			Change	Change
(in millions)	2016	2015	$	%

Net sales	$403.7	$371.3	$32.4	8.7%
EBIT	$72.3	$36.7	$35.6	97.0%
EBIT Margin	17.9%	9.9%

CCM’s net sales grew 8.7% in the first quarter of 2016 versus the prior year period primarily due to higher net sales volume on healthy demand for commercial roofing and insulation applications and favorable weather conditions partially offset by lower pricing.

CCM’s EBIT and EBIT margin grew 97% and 800 basis points, respectively, in the first quarter 2016 due to selling price discipline in the commercial roofing market combined with lower raw material costs, lower per unit costs resulting from higher capacity utilization driven by higher net sales volume, and lower labor and material usage costs from COS.

CCM’s net sales and EBIT are generally higher in the second and third quarters of the year due to increased construction activity during these periods.  CCM’s commercial roofing business is comprised of approximately 70% of net sales from reroofing, which derives demand from a large base of installed roofs requiring replacement in a given year, and 30% from roofing for new commercial construction.  Demand for commercial insulation products is also driven by increased enforcement of building codes related to energy efficiency.  Growth in demand in the commercial construction market can be negatively impacted by changes in fiscal policy and increases in interest rates.  The availability of labor to fulfill installations may also be a constraint on growth in the commercial roofing market.

CCM’s ability to maintain current selling price and volume levels is subject to significant competition, in particular from competitors that have added manufacturing capacity of commercial roofing and commercial insulation products, and as a result of lower raw material costs. Raw material input costs have declined from historical levels due to lower crude oil and related commodity pricing; however, selling price pressure may negatively impact CCM’s ability to maintain current EBIT margin levels.

Carlisle Interconnect Technologies (“CIT”)

	Three Months Ended March 31,
			Change	Change
(in millions)	2016	2015	$	%

Net sales	$196.7	$194.4	$2.3	1.2%
EBIT	$36.6	$34.5	$2.1	6.1%
EBIT Margin	18.6%	17.7%

CIT’s volume growth in the first quarter 2016 primarily reflects higher demand for aerospace and medical technology applications partially offset by lower pricing.  Selling price decreased primarily due to contractual pricing reductions in the aerospace market.  In terms of CIT’s end markets, net sales in CIT’s aerospace market were up 2% on higher demand for in-flight entertainment and connectivity applications (“IFEC”), net sales in the medical market grew 6% on higher demand and new product development, and net sales into the industrial market declined 16% on weakness in the industrial equipment market.

CIT’s EBIT margin increased 90 basis points in the first quarter 2016 to 18.6% due to lower labor and material usage costs from COS, higher net sales volumes, and lower expense from sourcing initiatives, partially offset by lower contractual selling price.

Demand for CIT’s connectivity applications in the commercial aerospace market is dependent on increased production for new commercial aircraft as well as higher demand for on board connectivity applications used in both installed aircraft seating and through personal mobile devices using wireless connectivity (Wi-Fi) access.  One of CIT’s customers, for which it supplies IFEC interconnect components, comprises approximately 22% of CIT’s net sales.  A significant reduction in purchases by this customer could have a material adverse effect on CIT’s business, financial condition, results of operations, or cash flows.

Net sales growth for all of CIT’s primary end markets is also dependent upon CIT’s continual execution of new product development to meet demand for high technology products.  CIT is expanding its manufacturing footprint in Dongguan, China and Franklin, WI to meet expected demand for its medical and aerospace applications.

Carlisle Fluid Technologies (“CFT”)

	Three Months Ended March 31,
			Change	Change
(in millions)	2016	2015	$	%

Net sales	$61.2	$-	$61.2	-%
EBIT	$6.9	$-	$6.9	-%
EBIT Margin	11.3%	-%

On April 1, 2015, the Company completed the acquisition of the Finishing Brands business from Graco Inc.  Beginning in the second quarter 2015, the Company added a reportable segment, CFT, to reflect the acquisition of Finishing Brands.  In February 2016, the Company acquired MS Oberflächentechnik AG (MS) as part of its efforts to broaden CFT’s product portfolio.  Net sales results for MS in the first quarter 2016 were not significant.

Included in CFT’s EBIT of $6.9 million is $1.2 million in expense for the consolidation of certain sales and distribution operations and for the relocation of certain administrative functions from Toledo, OH to its new global headquarters in Phoenix, AZ.  CFT is establishing global headquarters in Phoenix, AZ to streamline administrative functions and coordinate its global strategy and as such expects to incur additional costs related to integration and headquarter relocation activities.

Approximately 20% to 25% of CFT’s annual net sales are for the development and assembly of large fluid handling or other application systems projects.  Net sales volumes at CFT are generally lower in the first quarter versus the remaining quarters in the year due to timing of large systems orders and customer buying patterns.  In addition, timing of system sales can cause significant year over year sales variances.

Approximately 60% of CFT’s net sales are outside the United States, a significant amount of which represent net sales into Asia and Europe.  CFT’s ability to increase net sales could be impacted by slowing growth in Asia and challenging economic conditions in Europe.  A significant portion of CFT’s operating earnings are generated by its subsidiaries in the United Kingdom, Japan, and China, operating in British pounds, Japanese Yen, and Chinese Renminbi, respectively.  The results of these subsidiaries’ operations are translated and reported within our consolidated results in U.S. Dollars.  Consistent declines in the currencies for these countries versus the U.S. Dollar could negatively impact CFT’s U.S. Dollar reported results for both net sales and EBIT.  Overall, CFT’s results are subject to foreign exchange fluctuations of the U.S. Dollar versus the British Pound, Japanese Yen, Chinese Renminbi, Euro, Mexican Peso, Brazilian Real, and Australian Dollar.

Carlisle Brake & Friction (“CBF”)

	Three Months Ended March 31,
			Change	Change
(in millions)	2016	2015	$	%

Net sales	$72.0	$86.4	$(14.4)	(16.7)%
EBIT	$3.7	$8.2	$(4.5)	(54.9)%
EBIT Margin	5.1%	9.5%

CBF’s net sales declined in the first quarter 2016 primarily due to lower net sales volume from weaker demand in the global heavy equipment market.  CBF’s net sales into the construction market declined by 23%. Net sales into mining market declined by 19%.  Net sales into the agriculture market declined by 6%.  Net sales into the aircraft braking market declined by 16%.

CBF’s EBIT and EBIT margin decline in the first quarter 2016 was impacted by higher per unit costs resulting from lower capacity utilization due to lower net sales volume, partially offset by cost reduction actions.

Demand for CBF’s off-highway applications for heavy industrial equipment in construction and mining is expected to remain soft and may decline further due to slowing growth in China and lower demand for commodities.  CBF faces competitive pricing pressure in the current demand environment. CBF is undertaking cost reduction measures to align with net sales demand.

A significant portion of CBF’s operating earnings are generated by its subsidiaries in Italy and the United Kingdom selling and operating in Euros and British pounds, respectively.  The results of these subsidiaries’ operations are translated and reported within our consolidated results in U.S. Dollars.  Consistent declines in the Euro or the British pound versus the U.S. Dollar could negatively impact CBF’s U.S. Dollar reported results for both net sales and EBIT.

As of March 31, 2016, the carrying value of the CBF reporting unit’s goodwill and other indefinite-lived intangible assets was $226.6 million and $115.6 million, respectively. The most recent annual goodwill impairment test was performed for all reporting units as of October 1, 2015.  The Company determined through ongoing monitoring that due to various factors, including changes to forecasted cash flows related to the CBF reporting unit and the strengthening of the U.S. Dollar, it was appropriate to perform Step 1 of the goodwill impairment test as of March 31, 2016.  The Company performed Step 1 of the goodwill impairment test using a discounted cash flow analysis to estimate the fair value of the CBF reporting unit and concluded that its fair value continues to exceed its carrying value.

The Company also evaluated the indefinite-lived intangible assets, primarily trademarks and trade names associated with the CBF reporting unit with a carrying value of $53.5 million, for impairment as of March 31, 2016. The analysis did not result in an impairment of CBF’s trade names as their estimated fair value exceeded their carrying value.

For additional information in regards to our policy with respect to testing goodwill and indefinite-lived intangible assets for impairment, refer to “Critical Accounting Estimates” within this Item 2.

As noted above, the Company believes that the facts and circumstances as of March 31, 2016 indicate that no impairment exists with respect to CBF’s goodwill and other indefinite-lived intangible assets. If the estimates of recovery in CBF’s end markets do not materialize as expected and/or the U.S. Dollar continues to strengthen and therefore results continue to be lower than anticipated, an impairment loss may be recorded.

While the Company believes its conclusions regarding the estimates of fair value of the CBF reporting unit and its indefinite-lived intangible assets are appropriate, the estimates of fair value of the CBF reporting unit and its indefinite-lived intangible assets are subject to uncertainty and by nature include judgments and estimates regarding various factors including the rate and extent of recovery in the markets that CBF serves, the realization of future sales price increases, fluctuations in exchange rates, fluctuations in price and availability of key raw materials, future operating efficiencies, and discount rates.

Carlisle FoodService Products (“CFSP”)

	Three Months Ended March 31,
			Change	Change
(in millions)	2016	2015	$	%

Net sales	$60.4	$57.2	$3.2	5.6%
EBIT	$7.1	$5.4	$1.7	31.5%
EBIT Margin	11.8%	9.4%

CFSP’s net sales volume growth in the first quarter 2016 primarily reflects higher demand in the foodservice products market.  Net sales to the foodservice market increased by 15% reflecting increased sales to larger accounts and national chains and improvements from new sales initiatives.  Net sales to the healthcare market declined by 8% due to large equipment orders from the prior year that did not repeat. Net sales to the janitorial/sanitation market grew by 2%.

CFSP’s EBIT margin increase of 240 basis points to 11.8% in the first quarter 2016 reflects lower per unit cost resulting from higher capacity utilization due to higher net sales volume and lower operating expense.

CFSP’s primary markets of foodservice, healthcare and janitorial/sanitation are expected to grow in line with low single-digit growth estimates for United States Growth Domestic Product.  Sales to the healthcare market can be impacted by timing of larger equipment orders that can cause year-over-year variances.

Corporate

	Three Months Ended March 31,
			Change	Change
(in millions)	2016	2015	$	%
Corporate expenses	$16.0	$18.4	$(2.4)	(13.0)%
As a percentage of net sales	2.0%	2.6%

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

The decrease in corporate expense in the first quarter 2016 primarily reflects reduced stock based compensation expense reflecting the change in our CEO on December 31, 2015.  The former CEO’s 2015 awards were fully expensed at grant due to his attainment of retirement eligibility prior to the award being granted.  The current CEO’s awards are expensed over the service period of three years.

Liquidity and Capital Resources

We maintain liquidity sources primarily consisting of cash and cash equivalents and our unused committed credit facility.  As of March 31, 2016, we had $450.5 million of cash on hand, of which $123.3 million was located in wholly-owned subsidiaries of the Company outside the United States.  Cash held by subsidiaries outside the United States is held in U.S. Dollars or in the currency of the country in which it is located.  It is our intention to use cash held outside the United States to fund the operating activities of our foreign subsidiaries, to make further investments in our foreign operations, and to invest in additional growth opportunities for the Company through acquisitions.  Cash outside the United States is generally held in deposit accounts with banking institutions that are parties to our credit facility. The majority of these accounts are at bank subsidiaries that are owned by U.S. corporate banks.  Repatriation of cash held by foreign subsidiaries may require the accrual and payment of taxes in the United States; however, consistent with our unremitted earnings, we consider such related cash to be permanently reinvested in our foreign operations and our current plans do not demonstrate a need, nor do we plan, to repatriate such cash to fund U.S. operations and financing activities.  We plan to continue to invest in our international business and potential acquisitions to achieve our stated goal of 30% of net sales outside of the United States.

In addition, cash held by subsidiaries in China is subject to local laws and regulations that require government approval for conversion of such cash to and from U.S. Dollars as well as for transfer of such cash to entities that are outside of China.  As of March 31, 2016, we had cash and cash equivalents of $22.9 million located in wholly owned subsidiaries of the Company within China.

Sources and Uses of Cash and Cash Equivalents

	Three Months Ended March 31,
(in millions)	2016	2015
Net cash provided by operating activities	$109.0	$49.5
Net cash used in investing activities	(26.8)	(19.0)
Net cash used in financing activities	(43.5)	(16.4)
Effect of foreign currency exchange rate changes on cash	1.1	(0.5)
Change in cash and cash equivalents	$39.8	$13.6

The increase in net cash provided by operating activities in 2016 was attributable to increased net income and a difference of $21.1 million between cash provided by working capital of $3.0 million in 2016 and cash used of $18.1 million in 2015.

We view the ratio of our average working capital balances (defined as the average of the quarter end balances, excluding current year acquisitions, of receivables, plus inventory less accounts payable) as a percentage of annualized net sales (defined as year-to-date net sales, excluding current year acquisitions, calculated on an annualized basis) as an important measure of our ability to effectively manage our cash requirements in relation to changes in sales activity.  For the three months ending March 31, 2016, average working capital as a percentage of annualized net sales decreased to 20.2%, from 20.4% during the same prior year period.

The increase in cash used in investing activities of $7.8 million primarily reflects cash utilized of $8.1 million, net of cash acquired, for the acquisition of MS Oberflächentechnik AG, reported in the CFT segment.  We expect our full year capital expenditures to be approximately $90 million to $110 million.

The increase in cash used in financing activities of $27.1 million reflects increased dividend payments and higher cash utilized for share repurchases.  The Company’s systematic share repurchase program began in February 2015.  The Company repurchased 331,747 shares in the three months ended March 31, 2016 under its publicly announced program compared to 95,200 shares in the three months ended March 31, 2015.

Debt Instruments and Covenants

At March 31, 2016, we had all of our $600 million revolving credit facility available. We did not incur any borrowings under the revolving credit facility during the three months ended March 31, 2016.  We also maintain a $45 million uncommitted line of credit, of which $45 million was available at March 31, 2016.

We have senior unsecured notes outstanding of $150 million due 2016 (at a stated interest rate of 6.125%), $250 million due 2020 (at a stated interest rate of 5.125%), and $350 million due 2022 (at a stated interest rate of 3.75%) that are rated BBB by Standard & Poor’s and Baa2 by Moody’s.  We view our debt to capital ratio (defined as short-term debt plus long-term debt divided by the sum of total Shareholders’ equity, long-term debt and short-term debt) as an important indicator of our ability to utilize debt in financing acquisitions. As of March 31, 2016, our debt to capital ratio was 24%.

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

Under the Company’s various debt and credit facilities, the Company is required to meet various restrictive covenants and limitations, including limitations on leverage ratios, interest coverage, and limits on outstanding debt balances held by certain subsidiaries. The Company was in compliance with all covenants and limitations as of March 31, 2016 and December 31, 2015.

Critical Accounting Estimates

In preparing the consolidated financial statements in conformity with US GAAP, the Company’s management must make informed decisions which impact the reported amounts and related disclosures.  Such decisions include the selection of the appropriate accounting principles to be applied and assumptions on which to base estimates and judgments that affect the reported amounts of assets, liabilities, sales revenue and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, inventory valuation, deferred revenue and extended product warranties, goodwill and indefinite-lived intangible assets, valuation of long-lived assets and income taxes.  The Company bases its estimates on historical experience, terms of existing contracts, our observation of trends in the industry, information provided by our customers, and information available from other outside sources, that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions.  The Company’s management believes the critical accounting estimates described in Part II, Item 7 of the Company’s 2015 Form 10-K, as updated below, are the most important to the fair presentation of the Company’s financial conditions and results of operations.  These estimates require management’s most significant judgments in the preparation of the Company’s consolidated financial statements.

Goodwill and Indefinite-Lived Intangible Assets

Indefinite-Lived Intangible Assets

Indefinite-lived intangible assets are recognized and recorded at their acquisition-date fair values. Intangible assets with indefinite useful lives are not amortized but are tested annually, or more often, if impairment indicators are present, for impairment via a one-step process by comparing the fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment charge is recorded in current earnings equal to the difference.  We estimate the fair value of our indefinite-lived intangible assets based on the income approach utilizing the discounted cash flow method.  We periodically re-assess indefinite-lived intangible assets as to whether their useful lives can be determined and if so, we would begin amortizing any applicable intangible asset.

As a result of an interim impairment test performed during the first quarter of 2016 resulting from management’s conclusion that impairment indicators were present, management determined that the fair values of tradenames within the CBF reporting unit continue to exceed their carrying values by a significant amount, with the exception of one tradename which exceeds its carrying value by approximately 3%.  The primary assumptions that drive fair value related to tradenames include:

•	Future revenue generated by product sales that utilize the tradename

•	Royalty rate that would be paid if the asset were licensed from a third party

•	Discount rate: the discount rate reflects the associated industry weighted average cost of capital (discussed below) plus a single asset risk premium

The decline in fair value of the tradename since the most recent test is primarily attributable to a decline in estimated future revenues resulting from lower than expected recovery in CBF’s end markets.  If there is a further decline in our estimates of recovery in CBF’s end markets or the discount rate increases the Company may be required to record an impairment charge.

Goodwill

Goodwill is not amortized but is tested annually, or more often, if impairment indicators are present, for impairment at a reporting unit level.  There have been no changes to our determination of reporting units since our most recent annual impairment test.

We estimate the fair value of our reporting units primarily based on the income approach utilizing the discounted cash flow method. We also utilize fair value estimates derived from the market approach utilizing the public company market multiple method to validate the results of the discounted cash flow method, which require us to make assumptions about the applicability of those multiples to our reporting units. The discounted cash flow method requires us to estimate future cash flows and discount those amounts to present value. The key assumptions that drive fair value include:

•

Industry weighted-average cost of capital (“WACC”): We utilize a WACC relative to each reporting unit’s industry as the discount rate for estimated future cash flows. The WACC is intended to represent a rate of return that would be expected by a market place participant.

•	EBIT margins: We utilize historical and expected EBIT margins, which vary based on the projections of each reporting unit being evaluated.

As discussed in Part II, Item 7 of the Company’s 2015 Form 10-K, we performed the annual goodwill impairment tests for the CBF reporting unit in 2015 and concluded that CBF’s fair value, utilizing the method discussed above, exceeded its carrying value by approximately 15%.  Due to the aforementioned economic conditions in CBF’s industry, and relatively low level of excess of fair value over carrying value, impairment indicators were present, and therefore we performed step 1 of the goodwill impairment test during the first quarter of 2016.  As a result, the Company concluded that the CBF reporting unit’s fair value exceeded its carrying value by approximately 7%.  As such, the Company was not required to perform step 2 of the goodwill impairment test to measure the amount of the impairment, however, if expectations of recovery, both size and timing, in CBF’s end markets do not materialize or the WACC increases (based on increases in interest rates, market rates of return, and market volatility), the Company may be required to perform step 2 of the goodwill impairment test.  If step 2 is performed the Company may be required to record a goodwill impairment charge which could be material.  The decline in fair value of the CBF reporting unit since the most recent test is primarily attributable to lowered projected revenues and EBIT margins versus forecasted performance due to the lower expectations of recovery in CBF’s various end markets.

See Note 10 to the Consolidated Financial Statements in Item 1 for more information regarding goodwill.

New Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”).  ASU 2014-09 outlines a single, comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance issued by the FASB, including industry specific guidance.   ASU 2014-09 provides accounting guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts with customers to provide goods and services.  The guidance also provides a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets, such as property and equipment, including real estate.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”) which requires lessees to recognize a lease liability for the obligation to make lease payments, measured at the present value on a discounted basis, and a right-of-use (“ROU”) asset for the right to use the underlying asset for the duration of the lease term, measured at the lease liability amount adjusted for lease prepayments, lease incentives received and initial direct costs.  The lease liability and ROU asset are recognized in the balance sheet at the commencement of the lease.  For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance.  Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern. Classification will be based on criteria that are largely similar to those applied in current lease accounting.

The ASU is effective for annual reporting periods, including interim periods within those periods, beginning after December 15, 2018, and requires the use of a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period presented in the financial statements.  Early application of the ASU is permitted.  We have not yet determined the impact of adopting the standard on our financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”).  The ASU simplifies several aspects of the accounting for stock compensation.

•

On a prospective basis, all income tax effects of awards should be recognized in the income statement as tax expense or benefit at the time that the awards vest or are settled, rather than recording excess tax benefit and certain deficiencies in additional paid in capital, and eliminates the requirement that excess tax benefits be realized through a reduction in income taxes payable before they can be recognized.

•

Awards may be classified as equity when an employer withholds the maximum amount of taxes on behalf of the employee.  This aspect is to be adopted using a modified retrospective transition method, with a cumulative effect adjustment to retained earnings.  The cash paid to a tax authority when shares are withheld to satisfy the tax withholding obligation should be classified as a financing activity on the statement of cash flows on a retrospective basis.

•

Companies are required to elect the method of accounting for forfeitures of share-based payments, either by recognizing such forfeitures as they occur or estimating the number of awards expected to be forfeited and adjusting such estimate when it is deemed likely to change.  This aspect is to be adopted using a modified retrospective transition method, with a cumulative effect adjustment to retained earnings.

ASU 2016-09 is effective for annual reporting periods, including interim periods within those periods, beginning after December 15, 2016.  Early application of the ASU is permitted.  We have not yet determined the impact of adopting the standard on our financial statements.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes in the Company’s market risk for the period ended March 31, 2016. For additional information, refer to Item 7A of the Company’s 2015 Annual Report on Form 10-K.

Item 4. Controls and Procedures

(a) Under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation and as of March 31, 2016, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective.

(b) There were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.Legal Proceedings

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

Item 1A. Risk Factors

During the three months ended March 31, 2016, there were no material changes to the risk factors disclosed in “PART I—Item 1A. Risk Factors” of the Company’s 2015 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the repurchase of common stock during the three months ended March 31, 2016:

			Total Number	Maximum Number
			of Shares	(or Approximate
			Purchased as	Dollar Value) of
			Part of Publicly	Shares that May
	Total Number	Average Price	Announced	Yet Be Purchased
	of Shares	Paid Per	Plans or	Under the Plans or
Period	Purchased (2)	Share	Programs	Programs(1)
January 2016	186,480	$83.01	133,000	1,384,746
February 2016	134,096	$86.42	133,987	1,250,759
March 2016	64,760	$95.18	64,760	1,185,999
Total	385,336		331,747

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

(2)

The Company may also reacquire shares outside of the repurchase program from time to time in connection with the forfeiture of shares in satisfaction of tax withholding obligations from the vesting of share-based compensation.  In January and February, 53,480 and 109 shares, respectively, were reacquired in transactions outside of the repurchase program.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5.Other Information

None.

Item 6.Exhibits

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

April 27, 2016
	By:	/s/ Steven J. Ford
Name: Steven J. Ford
Title: Vice President and Chief Financial Officer