Form 10-Q
period 2016-06-30
CARLISLE COMPANIES INC
filed 2016-07-26
CIK 790051

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2016

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

Shares of common stock outstanding at July 21, 2016: 64,623,689

Item 1. Financial Statements

Carlisle Companies Incorporated

Unaudited Condensed Consolidated Statements of Earnings and Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions except share and per share amounts)	2016	2015	2016	2015

Net sales	$996.9	$984.6	$1,790.9	$1,693.9

Cost of goods sold	675.7	699.2	1,224.3	1,235.5
Selling and administrative expenses	131.5	125.6	255.6	223.7
Research and development expenses	12.0	10.9	23.3	19.7
Other (income) expense, net	(1.2)	0.9	(1.8)	0.6

Earnings before interest and income taxes	178.9	148.0	289.5	214.4

Interest expense, net	8.2	8.5	16.6	16.9
Earnings before income taxes from continuing operations	170.7	139.5	272.9	197.5

Income tax expense (Note 6)	55.4	44.7	89.1	63.2
Income from continuing operations	115.3	94.8	183.8	134.3

Discontinued operations
Income (loss) before income taxes	(0.1)	0.2	(0.1)	-
Income tax expense	-	0.1	-	-
Income (loss) from discontinued operations	(0.1)	0.1	(0.1)	-
Net income	$115.2	$94.9	$183.7	$134.3

Basic earnings per share attributable to common shares
Income from continuing operations	$1.78	$1.45	$2.84	$2.05
Income from discontinued operations	-	-	-	-
Basic earnings per share	$1.78	$1.45	$2.84	$2.05

Diluted earnings per share attributable to common shares
Income from continuing operations	$1.75	$1.43	$2.80	$2.02
Income from discontinued operations	-	-	-	-
Diluted earnings per share	$1.75	$1.43	$2.80	$2.02

Average shares outstanding - in thousands
Basic	64,246	65,010	64,131	64,943
Diluted	65,112	66,018	65,050	65,933

Dividends declared and paid	$19.5	$16.4	$39.0	$33.1
Dividends declared and paid per share	$0.30	$0.25	$0.60	$0.50

Comprehensive Income
Net income	$115.2	$94.9	$183.7	$134.3
Other comprehensive income (loss)
Change in foreign currency translation	(15.0)	12.2	(4.8)	(8.5)
Change in accrued post-retirement benefit liability, net of tax	0.4	0.8	0.8	1.6
Other, net of tax	(0.1)	(0.1)	(0.3)	(0.2)
Other comprehensive income (loss)	(14.7)	12.9	(4.3)	(7.1)
Comprehensive income	$100.5	$107.8	$179.4	$127.2

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

Carlisle Companies Incorporated

Condensed Consolidated Balance Sheets

	June 30,	December 31,
(in millions except share and per share amounts)	2016	2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$397.9	$410.7
Receivables, net of allowance of $5.8 in 2016 and $4.7 in 2015	631.8	502.5
Inventories (Note 8)	386.2	356.0
Prepaid expenses and other current assets	45.9	50.3
Total current assets	1,461.8	1,319.5

Property, plant, and equipment, net of accumulated depreciation of $590.4 in 2016 and $568.7 in 2015 (Note 9)	626.4	585.8

Other assets:
Goodwill, net (Note 10)	1,156.0	1,134.4
Other intangible assets, net (Note 10)	901.6	887.8
Other long-term assets	25.9	23.4
Total other assets	2,083.5	2,045.6

TOTAL ASSETS	$4,171.7	$3,950.9

Liabilities and Shareholders' Equity
Current liabilities:
Short-term debt, including current maturities (Note 12)	$150.0	$149.8
Accounts payable	284.0	212.6
Accrued expenses	212.7	219.4
Deferred revenue (Note 14)	26.6	24.0
Total current liabilities	673.3	605.8

Long-term liabilities:
Long-term debt (Note 12)	596.0	595.6
Deferred revenue (Note 14)	163.8	159.7
Other long-term liabilities (Note 16)	248.5	242.4
Total long-term liabilities	1,008.3	997.7

Shareholders' equity:
Preferred stock, $1 par value per share. Authorized and unissued 5,000,000 shares	-	-
Common stock, $1 par value per share. Authorized 200,000,000; 78,661,248 issued; 64,400,643 outstanding in 2016 and 64,051,600 in 2015	78.7	78.7
Additional paid-in capital	318.9	293.4
Deferred compensation equity (Note 5)	10.4	8.0
Cost of shares in treasury - 14,033,610 shares in 2016 and 14,383,241 shares in 2015	(353.0)	(327.4)
Accumulated other comprehensive loss (Note 17)	(91.4)	(87.1)
Retained earnings	2,526.5	2,381.8
Total shareholders' equity	2,490.1	2,347.4

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,171.7	$3,950.9

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

Carlisle Companies Incorporated

Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
(in millions)	2016	2015

Operating activities
Net income	$183.7	$134.3
Reconciliation of net income to cash flows provided by operating activities:
Depreciation	36.9	36.0
Amortization	30.5	25.8
Non-cash compensation, net of tax benefit	(5.2)	(2.4)
Deferred taxes	(0.9)	1.4
Changes in assets and liabilities, excluding effects of acquisitions and divestitures:
Receivables	(120.2)	(141.7)
Inventories	(19.3)	(13.6)
Prepaid expenses and other assets	4.1	7.3
Accounts payable	61.3	41.4
Accrued expenses and deferred revenues	10.0	57.4
Long-term liabilities	(0.4)	2.6
Other operating activities, net	(0.6)	0.3
Net cash provided by operating activities	179.9	148.8

Investing activities
Capital expenditures	(45.9)	(33.8)
Acquisitions, net of cash acquired	(103.1)	(577.8)
Other investing activities, net	0.1	0.1
Net cash used in investing activities	(148.9)	(611.5)

Financing activities
Net change in short-term borrowings and revolving credit lines	-	(1.4)
Repayments of long-term debt	-	(1.5)
Dividends paid	(39.0)	(33.1)
Proceeds from issuance of treasury shares and stock options	35.1	31.3
Repurchases of common stock	(40.9)	(32.8)
Net cash used in financing activities	(44.8)	(37.5)

Effect of foreign currency exchange rate changes on cash and cash equivalents	1.0	(1.4)
Change in cash and cash equivalents	(12.8)	(501.6)
Cash and cash equivalents
Beginning of period	410.7	730.8
End of period	$397.9	$229.2

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

Carlisle Companies Incorporated

Unaudited Consolidated Statement of Shareholders’ Equity

(In millions, except share and per share amounts)

					Accumulated
			Additional	Deferred	Other				Total
	Common Stock		Paid-In	Compensation	Comprehensive	Retained	Shares in Treasury		Shareholders'
	Shares	Amount	Capital	Equity	Income (loss)	Earnings	Shares	Cost	Equity
Balance at December 31, 2014	64,691,059	$78.7	$247.8	$6.0	$(61.8)	$2,134.4	13,723,201	$(200.1)	$2,205.0
Net income		-	-	-	-	319.7		-	319.7
Other comprehensive loss, net of tax		-	-	-	(25.3)	-		-	(25.3)
Cash dividends - $1.10 per share		-	-	-	-	(72.3)		-	(72.3)
Repurchases of Common Stock	(1,496,411)	-	-	-	-	-	1,496,411	(137.2)	(137.2)
Issuances for stock based compensation (1)	856,952	-	45.6	2.0	-	-	(836,371)	9.9	57.5
Balance at December 31, 2015	64,051,600	78.7	293.4	8.0	(87.1)	2,381.8	14,383,241	(327.4)	2,347.4
Net income		-	-	-	-	183.7		-	183.7
Other comprehensive income, net of tax		-	-	-	(4.3)	-		-	(4.3)
Cash dividends - $0.60 per share		-	-	-	-	(39.0)		-	(39.0)
Repurchases of Common Stock	(459,662)	-	-	-	-	-	459,662	(41.5)	(41.5)
Issuances for stock based compensation (1)	808,705	-	25.5	2.4	-	-	(809,293)	15.9	43.8
Balance at June 30, 2016	64,400,643	$78.7	$318.9	$10.4	$(91.4)	$2,526.5	14,033,610	$(353.0)	$2,490.1

(1)

Issuances for stock based compensation includes shares issued from treasury to cover stock option exercises, restricted and performance share releases, net of shares repurchased to cover employee taxes.

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Carlisle Companies Incorporated (the "Company" or "Carlisle") in accordance and consistent with the accounting policies stated in the Company's 2015 Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements therein.  The unaudited condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States and, of necessity, include some amounts that are based upon management estimates and judgments.   The unaudited condensed consolidated financial statements include assets, liabilities, net sales, and expenses of all majority-owned subsidiaries.  Carlisle accounts for investments in minority-owned companies where it exercises significant influence, but does not have control, on the equity basis.  Intercompany transactions and balances are eliminated in consolidation.

Note 2—New Accounting Pronouncements

New Accounting Standards Adopted

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”).  ASU 2015-17 requires entities to present deferred tax assets and liabilities as noncurrent in a classified balance sheet instead of separating into current and noncurrent amounts.  ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods, on a prospective or retrospective basis.  Early adoption is permitted, and as such, we early adopted as of December 31, 2015 on a prospective basis and periods prior to December 31, 2015 were not restated.  As this standard relates to presentation only, the adoption of ASU 2015-17 did not have a material impact on the Company’s consolidated results of operations, financial position, or cash flows.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  In August 2015 this guidance was clarified in ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”).  ASU 2015-15 states that presentation of costs associated with securing a revolving line of credit as an asset is permitted, regardless of whether a balance is outstanding.  As a result of adopting ASU 2015-03 on January 1, 2016, $3.1 million was reclassified from Other long-term assets to Long-term debt at December 31, 2015.  Unamortized costs related to securing our revolving line of credit will continue to be presented in Other long-term assets.  As this standard relates to presentation only, the adoption of the ASUs had no impact on the Company’s results of operations, financial position, or cash flows.  See Note 12 Borrowings for details of amounts reclassified by issuance.

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

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”), which applies to inventory valued at first-in, first-out (FIFO) or average cost.  ASU 2015-11 requires inventory to be measured at the lower of cost and net realizable value, rather than at the lower of cost or market.  ASU 2015-11 is effective on a prospective basis for annual periods, including interim reporting periods within those periods, beginning after December 15, 2016.  The Company early adopted this standard on January 1, 2016.  The adoption of this ASU had no impact on the Company’s results of operations, financial position, or cash flows.

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

Corporate reflects other unallocated costs, primarily general corporate expenses.

Three Months Ended June 30,	2016		2015
(in millions)	Net Sales	EBIT	Net Sales	EBIT

Carlisle Construction Materials	$582.5	$133.1	$577.6	$112.1
Carlisle Interconnect Technologies	209.4	39.6	198.3	36.1
Carlisle Fluid Technologies	68.2	7.3	61.7	(1.0)
Carlisle Brake & Friction	73.3	4.8	85.0	8.1
Carlisle FoodService Products	63.5	8.2	62.0	7.2
Corporate	-	(14.1)	-	(14.5)
Total	$996.9	$178.9	$984.6	$148.0

Six Months Ended June 30,	2016		2015
(in millions)	Net Sales	EBIT	Net Sales	EBIT

Carlisle Construction Materials	$986.2	$205.4	$948.9	$148.8
Carlisle Interconnect Technologies	406.1	76.2	392.7	70.6
Carlisle Fluid Technologies	129.4	14.2	61.7	(1.0)
Carlisle Brake & Friction	145.3	8.5	171.4	16.3
Carlisle FoodService Products	123.9	15.3	119.2	12.6
Corporate	-	(30.1)	-	(32.9)
Total	$1,790.9	$289.5	$1,693.9	$214.4

Note 4— Acquisitions

2016 Acquisitions

Micro-Coax

On June 10, 2016, the Company acquired 100% of the equity of Micro-Coax, Inc., and Kroll Technologies, LLC, (collectively “Micro-Coax”) for total consideration of $95.8 million, net of $1.5 million cash acquired, inclusive of an estimated working capital settlement of $0.8 million. The Company expects to finalize the working capital settlement in the third quarter of 2016.  The acquired business is a provider of high-performance, high frequency coaxial wire and cable, and cable assemblies to the defense, satellite, test and measurement, and other industrial markets.  The results of operations of the acquired business are reported within the Interconnect Technologies segment.  See Note 3 for information about the CIT segment.

The following table summarizes the consideration transferred to acquire Micro-Coax and the preliminary allocation of the purchase price among the assets acquired and liabilities assumed.  The allocation of the consideration transferred is preliminary pending receipt of the final third-party valuation studies.  The Company, therefore, is still awaiting information with respect to the acquisition date fair values principally related to Property, Plant, and Equipment as well as Definite and Indefinite-lived intangible assets.  The acquisition has been accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combinations, which requires that consideration be allocated to the acquired assets and liabilities based upon their acquisition date fair values with the remainder allocated to goodwill.

Preliminary Allocation
As of
(in millions)	6/10/2016
Total consideration transferred	$97.3

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash and cash equivalents	$1.5
Receivables	6.3
Inventories	8.6
Prepaid expenses and other current assets	0.4
Property, plant, and equipment	30.0
Definite-lived intangible assets	31.5
Indefinite-lived intangible assets	2.0
Other long-term assets	1.0
Accounts payable	(1.7)
Accrued expenses	(2.4)

Total identifiable net assets	77.2

Goodwill	$20.1

The preliminary goodwill recognized in the acquisition of Micro-Coax is attributable to its experienced workforce, expected operational improvements through implementation of the Carlisle Operating System, opportunities for product line expansions in addition to supply chain efficiencies and other administrative opportunities, and the significant strategic value of the business to Carlisle.  Preliminary goodwill of $20.1 million is deductible for tax purposes in the United States.  All of the preliminary goodwill was assigned to the CIT reporting unit which aligns with the reportable segment. Indefinite-lived intangible assets of $2.0 million represent acquired trade names. The $31.5 million value allocated to definite-lived intangible assets consists of $20.0 million of customer relationships, various acquired technologies of $10.0 million, and a non-compete agreement of $1.5 million.

MS Oberflächentechnik AG

On February 19, 2016, the Company acquired 100% of the equity of MS Oberflächentechnik AG (“MS”), a Swiss-based developer and manufacturer of powder coating systems and related components, for total consideration of CHF 12.3 million, or $12.4 million, including the fair value of contingent consideration of CHF 4.3 million, or $4.3 million.  The results of operations of MS are reported within the Fluid Technologies segment.  See Note 3 for information about the CFT segment.

Consideration has been primarily allocated $8.5 million to definite-lived intangible assets, $3.6 million to indefinite-lived intangible assets, and $2.3 million to deferred tax liabilities, with $2.3 million allocated to goodwill.  Definite-lived intangible assets consist of $7.3 million of technology with a useful life of seven years and customer relationships of $1.2 million with a useful life of ten years.

2015 Acquisition

On April 1, 2015, the Company acquired 100% of the Finishing Brands business from Graco Inc. (“Graco”) for total cash consideration of $598.9 million, net of $12.2 million cash acquired, inclusive of the working capital settlement.  The Company funded the acquisition with cash on hand.  The Company reports the results of the acquired business as the CFT segment.

The Finishing Brands amounts included in the pro forma financial information below are based on the Finishing Brands’ historical results and, therefore may not be indicative of the actual results if operated by Carlisle.  The pro forma adjustments represent management’s best estimates based on information available at the time the pro forma information was prepared and may differ from the adjustments that may actually have been required.  Accordingly, pro forma information should not be relied upon as being indicative of the historical results that would have been realized had the acquisition occurred as of the date indicated or that may be achieved in the future.

The unaudited combined pro forma financial information presented below includes Net sales and Income from continuing operations, net of tax, of the Company as if the business combination had occurred on January 1, 2014 based on the purchase price allocation presented below:

	Pro Forma	Pro Forma
	Three Months Ended June 30,	Six Months Ended June 30,
(in millions)	2015	2015

Net sales	$984.6	$1,755.1
Income from continuing operations	102.0	148.2

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

Note 5—Stock-Based Compensation

Stock-based compensation cost is recognized over the requisite service period, which generally equals the stated vesting period, unless the stated vesting period exceeds the date upon which an employee reaches retirement eligibility.  Pre-tax stock-based compensation expense was $3.9 million and $3.3 million for the three month periods ended June 30, 2016 and 2015, respectively, and $8.6 million and $11.6 million for the six month periods ended June 30, 2016 and 2015, respectively.

Incentive Compensation Program

The Company maintains an Incentive Compensation Program (the “Program”) for executives, certain other employees of the Company and its operating segments and subsidiaries, and the Company’s non-employee directors. Members of the Board of Directors that receive stock-based compensation are treated as employees for accounting purposes.  The Program was approved by shareholders on May 6, 2015.  The Program allows for awards to eligible employees of stock options, restricted stock, stock appreciation rights, performance shares and units or other awards based on Company common stock. At June 30, 2016, 3,936,710 shares were available for grant under this plan, of which 1,433,660 shares were available for the issuance of stock awards.

Grants

For the six months ended June 30, 2016, the Company awarded 371,623 stock options, 69,583 restricted stock awards, 61,127 performance share awards and 13,466 restricted stock units with an aggregate grant-date fair value of approximately $21.6 million to be expensed over the requisite service period for each award.

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

Pre-tax share-based compensation expense related to stock options was $1.4 million and $1.2 million for the three month periods ended June 30, 2016 and 2015, respectively, and $3.0 million and $2.5 million for the six month periods ended June 30, 2016 and 2015, respectively.

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

Deferred Compensation - Equity

Certain employees are eligible to participate in the Company’s Non-qualified Deferred Compensation Plan (the “Deferred Compensation Plan”).  Participants may elect to defer all or part of their stock-based compensation.  Participants have elected to defer 275,446 shares of Company common stock as of June 30, 2016, and 253,520 shares as of December 31, 2015.

Note 6—Income Taxes

The effective income tax rate on continuing operations for the six months ended June 30, 2016 was 32.6%.  The year to date provision for income taxes includes taxes on earnings at an anticipated rate of approximately 33% and year-to-date net discrete tax benefit of $1.1 million.

The effective tax rate on continuing operations for the six months ended June 30, 2015 was 32.0% and included a year-to-date net discrete tax benefit of $1.2 million.

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

The following reflects the Income from continuing operations and share data used in the basic and diluted earnings per share computations using the two-class method:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions except share and per share amounts)	2016	2015	2016	2015

Numerator:

Income from continuing operations	$115.3	$94.8	$183.8	$134.3
Less: dividends declared - common stock outstanding, restricted shares and restricted share units	(19.5)	(16.4)	(39.0)	(33.1)
Undistributed earnings	95.8	78.4	144.8	101.2
Percent allocated to common shareholders (1)	99.3%	99.5%	99.3%	99.5%
	95.1	78.0	143.8	100.7
Add: dividends declared - common stock	19.3	16.3	38.5	32.5
Numerator for basic and diluted EPS	$114.4	$94.3	$182.3	$133.2

Denominator (in thousands):
Denominator for basic EPS: weighted-average common shares outstanding	64,246	65,010	64,131	64,943
Effect of dilutive securities:
Performance awards	445	342	445	342
Stock options	421	666	474	648
Denominator for diluted EPS: adjusted weighted-average common shares outstanding and assumed conversion	65,112	66,018	65,050	65,933

Per share income from continuing operations:
Basic	$1.78	$1.45	$2.84	$2.05
Diluted	$1.75	$1.43	$2.80	$2.02

(1)Basic weighted-average common shares outstanding	64,246	65,010	64,131	64,943
Basic weighted-average common shares outstanding, unvested restricted shares expected to vest and restricted share units	64,703	65,344	64,587	65,276
Percent allocated to common shareholders	99.3%	99.5%	99.3%	99.5%

To calculate earnings per share for Income from discontinued operations and for Net income, the denominator for both basic and diluted earnings per share is the same as used in the above table. Income (loss) from discontinued operations and Net income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions except share amounts presented in thousands)	2016	2015	2016	2015

Income (loss) from discontinued operations attributable to common shareholders for basic and diluted earnings per share	$(0.1)	$0.1	$(0.1)	$-

Net income attributable to common shareholders for basic and diluted earnings per share	$114.3	$94.4	$182.2	$133.2

Antidilutive stock options excluded from EPS calculation (1)	54	-	387	-

(1)

Represents stock options excluded from the calculation of diluted earnings per share as such options’ assumed proceeds upon exercise would result in the repurchase of more shares than the underlying award.

Note 8—Inventories

The components of Inventories at June 30, 2016 and December 31, 2015 were as follows:

	June 30,	December 31,
(in millions)	2016	2015

Finished goods	$219.2	$205.1
Work-in-process	56.6	48.8
Raw materials	142.1	133.9
Reserves	(31.7)	(31.8)
Inventories	$386.2	$356.0

Note 9—Property, Plant and Equipment

The components of Property, plant and equipment at June 30, 2016 and December 31, 2015 were as follows:

	June 30,	December 31,
(in millions)	2016	2015
Land	$62.9	$59.9
Buildings and leasehold improvements	337.6	324.6
Machinery and equipment	769.5	735.4
Projects in progress	46.8	34.6
	1,216.8	1,154.5
Accumulated depreciation	(590.4)	(568.7)
Property, plant, and equipment, net	$626.4	$585.8

Note 10—Goodwill and Other Intangible Assets

The changes in the carrying amount of Goodwill, net for the six months ended June 30, 2016 were as follows:

	Construction	Interconnect	Fluid	Brake and	FoodService
(in millions)	Materials	Technologies	Technologies	Friction	Products	Total
Gross balance at January 1, 2016	$118.7	$555.4	$173.4	$226.6	$60.3	$1,134.4
Goodwill acquired during year (1)	-	20.1	2.2	-	-	22.3
Measurement period adjustments	-	-	(0.2)	-	-	(0.2)
Currency translation	0.5	-	(0.9)	(0.1)	-	(0.5)
Net balance at June 30, 2016	$119.2	$575.5	$174.5	$226.5	$60.3	$1,156.0

(1)	See Note 4 for further information on goodwill resulting from recent acquisitions.

The Company’s Other intangible assets, net at June 30, 2016, were as follows:

	Acquired	Accumulated	Net Book
(in millions)	Cost	Amortization	Value
Assets subject to amortization:
Intellectual property	$187.7	$(63.6)	$124.1
Customer relationships	693.3	(181.1)	512.2
Other	25.1	(11.2)	13.9
Assets not subject to amortization:
Trade names	251.4	-	251.4
Other intangible assets, net	$1,157.5	$(255.9)	$901.6

The Company’s Other intangible assets, net at December 31, 2015, were as follows:

	Acquired	Accumulated	Net Book
(in millions)	Cost	Amortization	Value
Assets subject to amortization:
Intellectual property	$180.7	$(55.0)	$125.7
Customer relationships	673.9	(160.5)	513.4
Other	13.5	(10.6)	2.9
Assets not subject to amortization:
Trade names	245.8	-	245.8
Other intangible assets, net	$1,113.9	$(226.1)	$887.8

Estimated amortization expense for the remainder of 2016 and the next four years is as follows: $31.2 million remaining in 2016, $61.9 million in 2017, $61.8 million in 2018, $61.5 million in 2019, and $58.1 million in 2020.

The net carrying values of the Company’s Other intangible assets by reportable segment were as follows:

	June 30,	December 31,
(in millions)	2016	2015

Carlisle Construction Materials	$59.3	$60.9
Carlisle Interconnect Technologies	375.0	357.3
Carlisle Fluid Technologies	327.3	325.3
Carlisle Brake & Friction	114.0	117.2
Carlisle FoodService Products	26.0	27.1
Total	$901.6	$887.8

Note 11—Commitments and Contingencies

Leases

The Company currently leases a portion of its manufacturing facilities, distribution centers, and equipment, some of which include scheduled rent increases stated in the lease agreement generally expressed as a stated percentage increase of the minimum lease payment over the lease term.  The Company currently has no leases that require rent to be paid based on contingent events nor has it received any lease incentive payments.  Rent expense was $13.4 million and $12.7 million for the six months ended June 30, 2016 and 2015, respectively, inclusive of rent based on scheduled rent increases and rent holidays recognized on a straight-line basis.  Future minimum payments under the Company’s various non-cancelable operating leases are approximately $10.7 million for the remainder of 2016, $18.2 million in 2017, $17.1 million in 2018, $14.4 million in 2019, $9.6 million in 2020, $7.0 million in 2021, and $19.9 million thereafter.

Workers’ Compensation Claims and Related Losses

The Company has accrued approximately $19.0 million and $19.4 million related to workers’ compensation claims at June 30, 2016 and December 31, 2015, respectively.  At June 30, 2016, $5.9 million and $13.1 million are included in Accrued expenses and Other long-term liabilities, respectively, and at December 31, 2015, $6.0 million and $13.4 million were included in Accrued expenses and Other long-term liabilities, respectively, in the Condensed Consolidated Balance Sheet.  The liability related to workers’ compensation claims, both those reported to the Company and those incurred but not yet reported, is estimated based on actuarial estimates and loss development factors and the Company’s historical loss experience.

The Company maintains occurrence-based insurance coverage with certain insurance carriers in accordance with its risk management practices that provides for reimbursement of workers’ compensation claims in excess of $0.5 million.  The Company records a recovery receivable from the insurance carriers when such recovery is deemed probable based on the nature of the claim and history of recoveries.  At June 30, 2016 and December 31, 2015, the Company did not have any recovery receivables recorded for workers’ compensation claims.

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

Environmental Matters

The Company is subject to increasingly stringent environmental laws and regulations, including those relating to air emissions, wastewater discharges, chemical and hazardous waste management and disposal. Some of these environmental laws hold owners or operators of land or businesses liable for their own and for previous owners’ or operators’ releases of hazardous or toxic substances or wastes. Other environmental laws and regulations require the obtainment of and compliance with environmental permits. To date, costs of complying with environmental, health, and safety requirements have not been material and we did not have any significant accruals related to potential future costs of environmental remediation as of June 30, 2016 and December 31, 2015, nor do we have an asset retirement obligation recorded as of that date.  However, the nature of the Company’s operations and its long history of industrial activities at certain of its current or former facilities, as well as those acquired, could potentially result in material environmental liabilities or asset retirement obligations.

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

Note 12—Borrowings

As of June 30, 2016 the Company’s borrowings were as follows:

	3.75% notes	5.125% notes	6.125% notes
(in millions)	due 2022	due 2020	due 2016	Total
Par Value	$350.0	$250.0	$150.0	$750.0
Unamortized discount	(0.7)	(0.4)	-	(1.1)
Unamortized debt issuance costs	(1.9)	(1.0)	-	(2.9)
Total long-term debt	347.4	248.6	150.0	746.0
Less current portion of long-term debt	-	-	(150.0)	(150.0)
Total long-term debt, net of current portion	$347.4	$248.6	$-	$596.0

As of December 31, 2015 the Company’s borrowings were as follows:

	3.75% notes	5.125% notes	6.125% notes
(in millions)	due 2022	due 2020	due 2016	Total
Par Value	$350.0	$250.0	$150.0	$750.0
Unamortized discount	(0.8)	(0.6)	(0.1)	(1.5)
Unamortized debt issuance costs	(2.0)	(1.0)	(0.1)	(3.1)
Total long-term debt	347.2	248.4	149.8	745.4
Less current portion of long-term debt	-	-	(149.8)	(149.8)
Total long-term debt, net of current portion	$347.2	$248.4	$-	$595.6

Revolving Credit Facilities

As of June 30, 2016, the Company had $600.0 million available under its Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”) administered by JPMorgan Chase Bank, N.A.  At June 30, 2016 and December 31, 2015, there were no borrowings under the revolving credit facility.

Uncommitted Line of Credit

The Company also maintains an uncommitted line of credit of which $45.0 million was available for borrowing as of June 30, 2016 and December 31, 2015 and therefore, there were no borrowings under the uncommitted line of credit.

Covenants and Limitations

Under the Company’s debt and credit facilities, the Company is required to meet various restrictive covenants and limitations, including limitations on certain leverage ratios, interest coverage and limits on outstanding debt balances held by certain subsidiaries. The Company was in compliance with all covenants and limitations as of June 30, 2016 and December 31, 2015.

Other Matters

At June 30, 2016, the fair value of the Company’s par value $350 million, 3.75% senior notes due 2022, par value $250 million, 5.125% senior notes due 2020, and par value $150 million, 6.125% senior notes due 2016, using Level 2 inputs in the fair value hierarchy, was $358.1 million, $274.7 million and $150.9  million, respectively. Fair value is estimated based on current yield rates plus the Company’s estimated credit spread available for financings with similar terms and maturities.

Note 13—Retirement Plans

Defined Benefit Plans

The Company recognizes net periodic pension cost based on the actuarial analysis performed at the previous year end, adjusted if certain significant events occur during the year.

Beginning in 2016, the Company moved from utilizing a weighted-average discount rate, which was derived from the yield curve used to measure the pension benefit obligation at the beginning of the period, to a spot yield rate curve to estimate the pension benefit obligation and net periodic benefit costs.  The change in estimate provides a more accurate measurement of service and interest costs by applying the spot rate that could be used to settle each projected cash flow individually.  This change in estimate did not have a material effect on net periodic benefit costs for the three or six months ended June 30, 2016.

Components of net periodic benefit cost were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2016	2015	2016	2015

Service cost	$0.9	$0.9	$1.7	$1.9
Interest cost	1.4	1.8	2.7	3.5
Expected return on plan assets	(2.6)	(2.6)	(5.1)	(5.2)
Amortization of unrecognized loss	0.6	1.3	1.2	2.6
Net periodic benefit cost	$0.3	$1.4	$0.5	$2.8

Defined Contribution Plans

The Company maintains defined contribution plans covering a significant portion of its employees. Expenses for the plans were $3.1 million and $2.9 million for the three month periods ended June 30, 2016 and 2015, respectively, and $7.2 million and $6.5 million for the six months ended June 30, 2016 and 2015, respectively.

Employee Stock Ownership Plan

The Company sponsors an employee stock ownership plan (“ESOP”) as part of one of its existing savings plans. Costs for the ESOP are included in the defined contribution plans noted above. The ESOP is available to eligible domestic employees and includes a match of contributions made by plan participants to the savings plan up to a maximum of 4.0% of a participant’s eligible compensation, divided between cash and an employee-directed election of the Company’s common stock, not to exceed 50% of the total match. Participants are not allowed to direct savings plan contributions to an investment in the Company’s common stock. Total shares held by the ESOP were 1.3 million at June 30, 2016 and 1.3 million at December 31, 2015.

Note 14—Deferred Revenue and Extended Product Warranties

Deferred revenue consists primarily of unearned revenue related to separately priced extended warranty contracts on sales of certain products, the most significant being those offered on its installed roofing systems within the Construction Materials segment.

Roofing Systems Deferred Revenue

The amount of revenue recognized related to extended product warranties covering roofing systems was $4.9 million and $4.6 million for the three month periods ended June 30, 2016 and 2015, respectively, and $9.6 million and $9.1 million for the six month periods ended June 30, 2016 and 2015, respectively. Deferred revenue recognized in the Condensed Consolidated Balance Sheets includes the following related to roofing systems extended product warranty contracts:

	June 30,	December 31,
(in millions)	2016	2015
Deferred revenue
Current	$18.2	$18.1
Long-term	163.8	159.7
Deferred revenue liability	$182.0	$177.8

Expected costs of services to be performed under extended product warranty contracts are actuarially determined.  Any expected costs in excess of deferred revenue are recognized within Accrued expenses.

Other Deferred Revenue

Other deferred revenue recognized in the Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, primarily related to contracts on systems sales within the Fluid Technologies segment, was as follows:

	June 30,	December 31,
(in millions)	2016	2015
Deferred revenue
Current	$8.4	$5.9
Long-term	-	-
Deferred revenue liability	$8.4	$5.9

Note 15—Standard Product Warranties

The Company offers various warranty programs on its products included in the price of its products, primarily for certain installed roofing systems as well as high-performance cables and assemblies, fluid technologies, braking products, and foodservice equipment.  The Company’s liability for such warranty programs is included in Accrued expenses.  The change in the Company’s product warranty liabilities for the six months ended June 30, is as follows:

(in millions)	2016	2015
Balance at January 1	$28.9	$15.2
Current year provision	10.9	11.9
Current year claims	(14.6)	(9.8)
Balance at June 30,	$25.2	$17.3

Note 16—Other Long-Term Liabilities

The components of Other long-term liabilities were as follows:

	June 30,	December 31,
(in millions)	2016	2015
Deferred taxes and other tax liabilities	$176.0	$176.5
Pension and other post-retirement obligations	26.7	26.3
Long-term workers' compensation	13.1	13.4
Deferred compensation	20.1	16.8
Other	12.6	9.4
Other long-term liabilities	$248.5	$242.4

Note 17—Accumulated Other Comprehensive Income (Loss)

The changes in Accumulated other comprehensive income (loss) by component for the three months ended June 30, 2016 were as follows:

	Accrued	Foreign
	post-retirement	currency
(in millions)	benefit liability(1)	translation	Other	Total

Balance at March 31, 2016	$(27.0)	$(49.8)	$0.1	$(76.7)
Other comprehensive income (loss) before reclassifications	-	(15.0)	-	(15.0)
Amounts reclassified from accumulated other comprehensive loss	0.6	-	(0.1)	0.5
Income tax benefit (expense)	(0.2)	-	-	(0.2)
Net other comprehensive income (loss)	0.4	(15.0)	(0.1)	(14.7)

Balance at June 30, 2016	$(26.6)	$(64.8)	$-	$(91.4)

The changes in Accumulated other comprehensive income (loss) by component for the three months ended June 30, 2015 were as follows:

	Accrued	Foreign
	post-retirement	currency
(in millions)	benefit liability(1)	translation	Other	Total

Balance at March 31, 2015	$(31.2)	$(51.1)	$0.5	$(81.8)
Other comprehensive income (loss) before reclassifications	-	12.2	-	12.2
Amounts reclassified from accumulated other comprehensive loss	1.3	-	(0.1)	1.2
Income tax benefit (expense)	(0.5)	-	-	(0.5)
Net other comprehensive income (loss)	0.8	12.2	(0.1)	12.9

Balance at June 30, 2015	$(30.4)	$(38.9)	$0.4	$(68.9)

(1)

Current period amounts related to accrued post-retirement benefit liability are related to amortization of unrecognized actuarial gains and losses which is included in net periodic benefit cost for pension and other post-retirement welfare plans. See Note 13.

The changes in Accumulated other comprehensive income (loss) by component for the six months ended June 30, 2016 were as follows:

	Accrued	Foreign
	post-retirement	currency
(in millions)	benefit liability(1)	translation	Other	Total

Balance at December 31, 2015	$(27.4)	$(60.0)	$0.3	$(87.1)
Other comprehensive income (loss) before reclassifications	-	(4.8)	-	(4.8)
Amounts reclassified from accumulated other comprehensive loss	1.2	-	(0.4)	0.8
Income tax benefit (expense)	(0.4)	-	0.1	(0.3)
Net other comprehensive income (loss)	0.8	(4.8)	(0.3)	(4.3)

Balance at June 30, 2016	$(26.6)	$(64.8)	$-	$(91.4)

The changes in Accumulated other comprehensive income (loss) by component for the six months ended June 30, 2015 were as follows:

	Accrued	Foreign
	post-retirement	currency
(in millions)	benefit liability(1)	translation	Other	Total

Balance at December 31, 2014	$(32.0)	$(30.4)	$0.6	$(61.8)
Other comprehensive income (loss) before reclassifications	-	(8.5)	-	(8.5)
Amounts reclassified from accumulated other comprehensive loss	2.6	-	(0.3)	2.3
Income tax benefit (expense)	(1.0)	-	0.1	(0.9)
Net other comprehensive income (loss)	1.6	(8.5)	(0.2)	(7.1)

Balance at June 30, 2015	$(30.4)	$(38.9)	$0.4	$(68.9)

(1)

Current period amounts related to accrued post-retirement benefit liability are related to amortization of unrecognized actuarial gains and losses which is included in net periodic benefit cost for pension and other post-retirement welfare plans. See Note 13.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Carlisle Companies Incorporated (“Carlisle”, the “Company”, “we”, “us” or “our”) is a multi-national company that designs, manufactures, and sells a wide range of products throughout North America, Western Europe, and the Asia Pacific region. We are focused on achieving profitable growth both organically, through new product development, product line extensions, and entering new markets, and through acquisitions of businesses that complement our existing technologies, products, and market channels.  We focus on obtaining profitable growth through: year-over-year improvement in sales, earnings before interest and income taxes (“EBIT”) margins, net earnings and return on invested Capital (“ROIC”); reduction of working capital (defined as receivables plus inventories, net of accounts payable) as a percentage of net sales; globalization, and maintenance of a strong and flexible balance sheet. Resources are allocated among the operating companies based on management’s assessment of their ability to obtain leadership positions and competitive advantages in the markets they serve.  We manage our businesses under the following segments:

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

On April 1, 2015, the Company acquired the Finishing Brands business from Graco Inc. (“Graco”) for total cash consideration of $598.9 million.  Beginning in the second quarter 2015, the Company added a reportable segment, Carlisle Fluid Technologies, to report the operations of this business post acquisition.  CFT is a global manufacturer and supplier of finishing equipment and systems serving diverse end markets for paints and coatings, including original equipment (“OE”) automotive, automotive refinishing, aerospace, agriculture, construction, marine, rail, and other industrial applications.

On June 10, 2016, the Company acquired Micro-Coax for consideration of $95.8 million, net of cash acquired, inclusive of an estimated working capital settlement.  The Company expects to finalize the working capital settlement in the third quarter of 2016.  The Company reports the results of Micro-Coax in the Interconnect Technologies segment.  Micro-Coax is a global manufacturer and supplier of high-performance, high frequency coaxial wire and cable, and cable assemblies for mission-critical RF/microwave applications for defense, satellite, test and measurement, and other industrial customers.

Summary of Consolidated Financial Results

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions, except per share amounts)	2016	2015	Change		2016	2015	Change

Net Sales	$996.9	$984.6	1.2%		$1,790.9	$1,693.9	5.7%
EBIT	$178.9	$148.0	20.9%		$289.5	$214.4	35.0%
EBIT Margin	17.9%	15.0%	290	bps	16.2%	12.7%	350	bps
Income from continuing operations	$115.3	$94.8	21.6%		$183.8	$134.3	36.9%
Diluted EPS	$1.75	$1.43	22.4%		$2.80	$2.02	38.6%

Net sales increased in the second quarter 2016 primarily due to higher net sales volume at Construction Materials, Interconnect Technologies, and Fluid Technologies and contribution from acquisitions in the Interconnect Technologies and Fluid Technologies segments.  These increases were partially offset by lower selling price, primarily at Construction Materials and Interconnect Technologies, and lower net sales volume at Brake & Friction, primarily from reduced demand in the construction and mining markets for heavy equipment.  Fluctuations in foreign currency exchange rates had a negligible impact to net sales in the second quarter of 2016.

The increase in EBIT and EBIT margin in the second quarter of 2016 primarily reflects the non-recurrence of $10.7 million in costs related to the acquisition of Finishing Brands, selling price discipline at Construction Materials, lower raw material costs, lower labor and material usage costs from COS, and lower per unit costs resulting from higher capacity utilization driven by higher net sales volume.

Income from continuing operations and diluted EPS increased in the second quarter of 2016 primarily due to higher EBIT due to the aforementioned factors.

Net sales increased in the first six months of 2016, compared with the first six months of 2015, primarily due to revenue from the acquired Finishing Brands business, reported in the Fluid Technologies segment, and higher net sales volume at Construction Materials reflecting favorable commercial roofing market conditions.  These increases were partially offset by lower selling price, primarily at Construction Materials and Interconnect Technologies, and lower net sales volume at Brake & Friction.  Fluctuations in foreign currency exchange rates had a negligible impact to net sales in the first six months of 2016.

The increase in EBIT and EBIT margin for the first six months of 2016 primarily reflects selling price discipline at Construction Materials, lower raw material costs, lower labor and material usage costs from COS, the non-recurrence of the aforementioned acquisition costs, and lower per unit costs resulting from higher capacity utilization driven by higher net sales volume.

Income from continuing operations and diluted EPS increased in the first six months of 2016 primarily due to higher EBIT due to the aforementioned factors.

We generated $179.9 million in operating cash flows in the first six months of 2016.  We utilized cash on hand and cash provided by operations to acquire Micro-Coax, fund capital projects, repurchase shares of our common stock, and pay dividends to shareholders.

For the full year 2016, we expect mid-single digit percent net sales growth driven by the Construction Materials, Interconnect Technologies, and Foodservice Products segments and contribution from the Fluid Technologies segment.  Partially offsetting this is expected lower net sales at Brake & Friction.

For a more in-depth discussion of the results discussed in this “Executive Overview,” please refer to the discussion on “Financial Reporting Segments” presented later in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Results of Operations

Net Sales

	Three Months Ended June 30,			Acquisition	Volume	Price	Exchange
(in millions)	2016	2015	Change	Effect	Effect	Effect	Rate Effect

Net sales	$996.9	$984.6	1.2%	0.5%	2.9%	(2.2)%	-%

	Six Months Ended June 30,			Acquisition	Volume	Price	Exchange
(in millions)	2016	2015	Change	Effect	Effect	Effect	Rate Effect

Net sales	$1,790.9	$1,693.9	5.7%	3.9%	3.9%	(2.0)%	(0.1)%

The increase in net sales volume in the second quarter of 2016 primarily reflects higher demand for our commercial roofing, commercial aerospace, medical technology, and liquid finishing products, partially offset by lower demand for our brake and friction products from weakness in the global construction and mining markets.  The negative impact of price to net sales primarily reflects lower selling price for our commercial roofing products as well as for certain of our interconnect product lines. The increase in net sales from acquired businesses in the second quarter 2016 reflects contribution of $5.3 million from the acquisitions of Micro-Coax in the Interconnect Technologies segment and MS Oberflächentechnik AG (“MS”) in the Fluid Technologies segment.

The increase in net sales from acquired businesses in the first six months of 2016 primarily reflects contribution of $60.9 million from the acquisition of Finishing Brands in the Fluid Technologies segment.  The increase in net sales volume primarily reflects higher demand for our commercial roofing, commercial aerospace, and medical technology products, partially offset by lower demand for our brake and friction products.  The negative impact of price to net sales primarily reflects lower selling price for our commercial roofing and interconnect product lines.

Gross Margin

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2016	2015	Change	2016	2015	Change

Gross profit	$321.2	$285.4	12.5%	$566.6	$458.4	23.6%
Gross margin	32.2%	29.0%		31.6%	27.1%

The increase in gross margin (gross profit expressed as a percentage of net sales) in the second quarter 2016 primarily reflects the non-recurrence of $8.6 million in additional cost of goods sold from the acquisition of Finishing Brands, selling price discipline at Construction Materials and lower raw material costs, reduction in labor and material usage costs driven by COS, and lower per unit costs resulting from higher capacity utilization driven by higher net sales volume.

The increase in gross margin for the first six months of 2016 was similarly impacted by the above noted factors.

Selling and Administrative Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2016	2015	Change	2016	2015	Change

Selling and administrative expenses	$131.5	$125.6	4.7%	$255.6	$223.7	14.3%
As a percentage of net sales	13.2%	12.8%		14.3%	13.2%

Selling and administrative expense as a percentage of net sales increased in the second quarter 2016 primarily due to $1.7 million in restructuring expense at Fluid Technologies and $0.6 million in transaction costs related to the acquisition of Micro-Coax at Interconnect Technologies. These increases were partially offset by the non-recurrence of $2.1 million in transaction costs related to the acquisition of Finishing Brands in the prior year, of which $0.7 million was allocated to the Fluid Technologies segment and $1.4 million incurred at Corporate.

Selling and administrative expense in the first six months of 2016 as a percentage of net sales increased primarily due to expense from acquired businesses, principally the Finishing Brands business, as well as the aforementioned factors. The selling and administrative costs from the acquired Finishing Brands business include non-cash amortization of acquired customer relationship intangible assets.

Research and Development Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2016	2015	Change	2016	2015	Change

Research and development expenses	$12.0	$10.9	10.1%	$23.3	$19.7	18.3%
As a percentage of net sales	1.2%	1.1%		1.3%	1.2%

Other (Income) Expense, net

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2016	2015	Change	2016	2015	Change

Other (income) expense , net	$(1.2)	$0.9	233.3%	$(1.8)	$0.6	400.0%

The increase in Other income in the three and six month periods ending June 30, 2016 primarily reflects difference in foreign exchange gains in 2016 versus foreign exchange losses in 2015.

EBIT (Earnings Before Interest and Taxes)

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2016	2015	Change	2016	2015	Change

EBIT	$178.9	$148.0	20.9%	$289.5	$214.4	35.0%
EBIT Margin	17.9%	15.0%		16.2%	12.7%

The increase in EBIT and EBIT margin in the second quarter of 2016 versus the prior year primarily reflects lower labor and material usage costs from COS, the non-recurrence of $10.7 million in costs related to the acquisition of Finishing Brands in the Fluid Technologies segment, selling price discipline at Construction Materials and lower raw material costs, and lower per unit costs resulting from higher capacity utilization driven by higher net sales volume.

The increase in EBIT and EBIT margin for the first six months of 2016 was similarly impacted by the above noted factors.  The Finishing Brands acquisition in the Fluid Technologies segment contributed $6.9 million to EBIT in the first quarter of 2016.

Interest Expense, net

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2016	2015	Change	2016	2015	Change

Interest expense	$8.6	$8.6		$17.3	$17.3
Interest income	(0.4)	(0.1)		(0.7)	(0.4)
Interest expense, net	$8.2	$8.5	(3.5)%	$16.6	$16.9	(1.8)%

Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2016	2015	Change	2016	2015	Change

Income tax expense	$55.4	$44.7	23.9%	$89.1	$63.2	41.0%
Effective tax rate	32.5%	32.0%		32.6%	32.0%

The Company’s 2016 year-to-date provision for income taxes includes tax on ordinary earnings at an anticipated rate of approximately 33%, less net discrete tax benefits of $1.1 million.

The Company expects its full year effective tax rate to be approximately 33%.

Income from Continuing Operations

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except per share amounts)	2016	2015	Change	2016	2015	Change

Income from continuing operations	$115.3	$94.8	21.6%	$183.8	$134.3	36.9%
EPS
Basic	$1.78	$1.45	22.8%	$2.84	$2.05	38.5%
Diluted	1.75	1.43	22.4%	2.80	2.02	38.6%

The increase in income from continuing operations in the three and six month periods ending June 30, 2016 primarily reflects higher EBIT from the aforementioned factors.  Basic and diluted earnings per share grew at a higher rate than income from continuing operations in both the three and six month periods ended June 30, 2016 from the accretive impact of share repurchases since the second quarter of 2015.

Net Income

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except per share amounts)	2016	2015	Change	2016	2015	Change

Net income	$115.2	$94.9	21.4%	$183.7	$134.3	36.8%
EPS
Basic	$1.78	$1.45	22.8%	$2.84	$2.05	38.5%
Diluted	1.75	1.43	22.4%	2.80	2.02	38.6%

The increase in net income in three and six month periods ending June 30, 2016 primarily reflects higher EBIT and income from continuing operations from the aforementioned factors.  Basic and diluted earnings per share grew at a higher rate than net income in both the three and six month periods ending June 30, 2016 from the accretive impact of share repurchases since the second quarter of 2015.

Financial Reporting Segments

Carlisle Construction Materials (“CCM”)

	Three Months Ended June 30,				Six Months Ended June 30,
			Change	Change			Change	Change
(in millions)	2016	2015	$	%	2016	2015	$	%

Net sales	$582.5	$577.6	$4.9	0.8%	$986.2	$948.9	$37.3	3.9%
EBIT	$133.1	$112.1	$21.0	18.7%	$205.4	$148.8	$56.6	38.0%
EBIT Margin	22.8%	19.4%			20.8%	15.7%

CCM’s net sales growth in the second quarter of 2016 reflects strong demand in the U.S. for commercial roofing and insulation applications partially offset by lower selling price and lower international demand. CCM’s net sales into the U.S. grew 5%, partially offset by lower net sales in Canada and the Middle East. CCM’s organic net sales

(defined as net sales excluding both sales from acquisitions within the last twelve months and the impact of changes in foreign exchange rates versus the U.S. dollar) into Europe grew 2%.

CCM’s net sales growth in the first six months of 2016 primarily reflects higher net sales volume on healthy demand for commercial roofing and insulation applications in the U.S., particularly in the first quarter of 2016, partially offset by lower selling price and lower international net sales.

CCM’s EBIT and EBIT margin in the second quarter 2016 increased due to lower raw material costs, lower labor and material usage costs from COS and lower per unit costs resulting from higher capacity utilization driven by higher net sales volume.

For the first six months of 2016, CCM’s EBIT and EBIT margin increased due to the above noted factors.

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

Carlisle Interconnect Technologies (“CIT”)

	Three Months Ended June 30,				Six Months Ended June 30,
			Change	Change			Change	Change
(in millions)	2016	2015	$	%	2016	2015	$	%

Net sales	$209.4	$198.3	$11.1	5.6%	$406.1	$392.7	$13.4	3.4%
EBIT	$39.6	$36.1	$3.5	9.7%	$76.2	$70.6	$5.6	7.9%
EBIT Margin	18.9%	18.2%			18.8%	18.0%

CIT’s net sales growth in the second quarter 2016 primarily reflects higher demand for aerospace and medical technology applications partially offset by lower selling price.  The acquisition of Micro-Coax on June 10, 2016 contributed $2.4 million to net sales in the second quarter.  Selling price declined primarily in the aerospace and medical markets.  Net sales in CIT’s aerospace market increased 5% on higher demand for in-flight entertainment and connectivity applications (“IFEC”). Net sales in the medical market increased 8% on higher demand and new product development.  Net sales in the test and measurement market increased 40% on new product development.  These increases were partially offset by a decline in net sales into the defense and industrial markets of 6% and 11%, respectively.

CIT’s net sales growth for the first six months of 2016, compared with the first six months of 2015, primarily reflects higher demand for aerospace and medical technology applications partially offset by lower pricing.  Net sales in CIT’s aerospace market increased 4%, net sales in the medical market increased 7%, and net sales into the test and measurement market increased 22%.  These increases were partially offset by lower net sales to the defense market of 6% and to the industrial market of 13%.

CIT’s EBIT and EBIT margin increased in the second quarter 2016 due to lower labor and material usage costs from COS, lower per unit costs resulting from higher capacity utilization driven by higher net sales volume, partially offset by lower selling price.  Included in CIT’s EBIT in the second quarter 2016 was $1.0 million in plant startup costs for its new facility in Dongguan, China, to expand manufacturing capacity for its medical technology applications.  Also included in CIT’s EBIT in the second quarter was $0.9 million in expense related to the acquisition of Micro-Coax, consisting of $0.6 million in transaction related expenses and $0.3 million of additional costs of goods sold related to the fair valuation of acquired inventory.

For the first six months of 2016, CIT’s EBIT and EBIT margin similarly increased due to the aforementioned factors.

Demand for CIT’s connectivity applications in the commercial aerospace market is dependent on increased production for new commercial aircraft as well as higher demand for in-flight connectivity applications used in both installed aircraft seating and through personal mobile devices using wireless connectivity (Wi-Fi) access.  One of CIT’s customers, for which it supplies IFEC interconnect components, comprises approximately 21% of CIT’s net sales.  A significant reduction in purchases by this customer could have a material adverse effect on CIT’s business, financial condition, results of operations, or cash flows.

Net sales growth for all of CIT’s primary end markets is also dependent upon CIT’s continual execution of new product development to meet demand for high technology products.  CIT is expanding its manufacturing footprint in Dongguan, China and Franklin, WI to meet expected demand for its medical and aerospace applications.  CIT has also increased research and development expense for its new in-flight satellite connectivity application.

Carlisle Fluid Technologies (“CFT”)

	Three Months Ended June 30,				Six Months Ended June 30,
			Change	Change			Change	Change
(in millions)	2016	2015	$	%	2016	2015	$	%

Net sales	$68.2	$61.7	$6.5	10.5%	$129.4	$61.7	$67.7	109.7%
EBIT	$7.3	$(1.0)	$8.3	(830.0)%	$14.2	$(1.0)	$15.2	(1,520.0)%
EBIT Margin	10.7%	(1.6)%			11.0%	(1.6)%

On April 1, 2015, the Company completed the acquisition of the Finishing Brands business from Graco.  Beginning in the second quarter 2015, the Company added a reportable segment, CFT, to reflect the acquisition of Finishing Brands.  In February 2016, the Company acquired MS as part of its efforts to broaden CFT’s product portfolio.

CFT’s net sales growth in the second quarter 2016 primarily reflects 6.6% organic net sales growth and 4.7%, or $2.9 million, contribution from the acquisition of MS.  These positive impacts were partially offset by a negative 0.8% impact from foreign currency fluctuations.  Net sales increased from higher demand in Asia and Europe for CFT’s liquid finishing applications and automotive systems.

CFT’s net sales growth for the first six months of 2016, compared with the first six months of 2015, primarily reflects the aforementioned factors as well as contribution from the Finishing Brands acquisition of $60.9 million in the first quarter of 2016.

CFT’s EBIT increase in the second quarter 2016 primarily reflects the non-recurrence of $9.3 million in acquisition costs from the prior year from the Finishing Brands acquisition, including allocated transaction costs of $0.7 million and additional cost of goods sold of $8.6 million related to the fair valuation of acquired inventory.  Included in CFT’s EBIT in the second quarter of 2016 is $1.7 million in restructuring expense for the consolidation of certain sales and distribution operations and the relocation of certain administrative functions.  CFT is establishing its global headquarters in Phoenix, AZ to streamline administrative functions and coordinate its global strategy and, as such, expects to incur additional costs related to integration and headquarter relocation activities.

CFT’s EBIT increase for the first six months of 2016 primarily reflects the non-recurrence of the aforementioned acquisition costs from the first six months of 2015.  Included in CFT’s EBIT in the first six months of 2016 is $2.9 million in restructuring expense for consolidation and relocation activities.

Approximately 20% to 25% of CFT’s annual net sales are for the development and assembly of large fluid handling or other application systems projects.  Net sales volumes at CFT are generally lower in the first and second quarters of the year versus the remaining quarters in the year due to timing of large systems orders and customer buying patterns.  In addition, timing of system sales can cause significant year over year sales variances.

Approximately 60% of CFT’s net sales are outside the United States, a significant amount of which represent net sales into Asia and Europe.  CFT’s ability to increase net sales could be impacted by slowing growth in Asia and challenging economic conditions in Europe, including uncertainty following the June 23, 2016 referendum in the United Kingdom to exit the European Union (“EU”).  A significant portion of CFT’s operating earnings are generated by its subsidiaries in the United Kingdom, Japan, and China, operating in British Pound, Japanese Yen, and Chinese Renminbi, respectively.  The results of these subsidiaries’ operations are translated and reported within our consolidated results in U.S. Dollars.  Consistent declines in the currencies for these countries versus the U.S. Dollar could negatively impact CFT’s U.S. Dollar reported results for both net sales and EBIT.  Overall, CFT’s results are subject to foreign exchange fluctuations of the U.S. Dollar versus the British Pound, Japanese Yen, Chinese Renminbi, Euro, Mexican Peso, Brazilian Real, and Australian Dollar.

Carlisle Brake & Friction (“CBF”)

	Three Months Ended June 30,				Six Months Ended June 30,
			Change	Change			Change	Change
(in millions)	2016	2015	$	%	2016	2015	$	%

Net sales	$73.3	$85.0	$(11.7)	(13.8)%	$145.3	$171.4	$(26.1)	(15.2)%
EBIT	$4.8	$8.1	$(3.3)	(40.7)%	$8.5	$16.3	$(7.8)	(47.9)%
EBIT Margin	6.5%	9.5%			5.8%	9.5%

CBF’s net sales declined in the second quarter 2016 primarily due to lower net sales volume from weaker demand in the global heavy equipment market.  CBF’s net sales into the construction market declined by 16%. Net sales into the mining market declined by 15%.  Net sales into the agriculture market declined by 3%.  Net sales into the aircraft braking market declined by 15%. Foreign exchange fluctuations had a negligible impact to net sales in the second quarter of 2016.

For the first six months of 2016, CBF’s net sales similarly reflects lower net sales volume from weak global heavy equipment demand.  Net sales into the construction market declined by 20%. Net sales into the mining market declined by 17%.  Net sales into the agriculture market declined by 4%.  Net sales into the aircraft braking market declined by 16%. Foreign exchange fluctuations had a negligible impact to net sales in the first half of 2016.

CBF’s EBIT and EBIT margin decline in the second quarter and first six months of 2016 was impacted by higher per unit costs resulting from lower capacity utilization due to lower net sales volume, partially offset by cost reduction actions.

Demand for CBF’s off-highway applications for heavy industrial equipment in construction and mining remains depressed and may decline further due to slowing growth in China, lower demand for commodities, and uncertainty in the European region following the United Kingdom’s June 23, 2016 referendum to exit the EU.  CBF is undertaking cost reduction measures to align with net sales demand.

A significant portion of CBF’s operating earnings are generated by its subsidiaries in Italy and the United Kingdom selling and operating in the Euro and British Pound, respectively.  The results of these subsidiaries’ operations are translated and reported within our consolidated results in U.S. Dollars.  Consistent declines in the Euro or the British Pound versus the U.S. Dollar could negatively impact CBF’s U.S. Dollar reported results for both net sales and EBIT.

As described in the “Critical Accounting Estimates” within this Item 2, the Company continues to believe that the facts and circumstances as of June 30, 2016 indicate that no impairment exists with respect to CBF’s goodwill and other indefinite-lived intangible assets. If the estimates of recovery in CBF’s end markets do not materialize as expected and/or the U.S. Dollar continues to strengthen and therefore results continue to be lower than anticipated, an impairment loss may be recorded.

While the Company believes its conclusions regarding the estimates of fair value of the CBF reporting unit and its indefinite-lived intangible assets are appropriate, these estimates are subject to uncertainty and by nature include judgments and estimates regarding various factors including the rate and extent of recovery in the markets that CBF serves, the realization of future sales price increases, fluctuations in exchange rates, fluctuations in price and availability of key raw materials, future operating efficiencies, and discount rates.

Carlisle FoodService Products (“CFSP”)

	Three Months Ended June 30,				Six Months Ended June 30,
			Change	Change			Change	Change
(in millions)	2016	2015	$	%	2016	2015	$	%

Net sales	$63.5	$62.0	$1.5	2.4%	$123.9	$119.2	$4.7	3.9%
EBIT	$8.2	$7.2	$1.0	13.9%	$15.3	$12.6	$2.7	21.4%
EBIT Margin	12.9%	11.6%			12.3%	10.6%

CFSP’s net sales growth in the second quarter 2016 primarily reflects higher demand in the foodservice products market.  Net sales to the foodservice market increased by 6% reflecting increased sales to larger accounts and national chains and improvements from new sales initiatives.  Net sales to the healthcare market declined by 3% due to lower equipment demand. Net sales to the janitorial/sanitation market were relatively level to the prior year.

For the first six months of 2016, CFSP’s net sales increase primarily reflects higher demand in the foodservice market partially offset by lower demand in the healthcare market.

CFSP’s EBIT and EBIT margin increase in the second quarter and first six months of 2016 primarily reflects lower per unit cost resulting from higher capacity utilization due to higher net sales volume, lower raw material costs, and lower labor and material usage costs from COS.

CFSP’s primary markets of foodservice, healthcare, and janitorial/sanitation are expected to grow in line with low single-digit growth estimates for United States Gross Domestic Product.  Sales to the healthcare market can be impacted by timing of larger equipment orders that can cause year-over-year variances.

Corporate

	Three Months Ended June 30,				Six Months Ended June 30,
			Change	Change			Change	Change
(in millions)	2016	2015	$	%	2016	2015	$	%
Corporate expenses	$14.1	$14.5	$(0.4)	2.8%	$30.1	$32.9	$(2.8)	(8.5)%
As a percentage of net sales	1.4%	1.5%			1.7%	1.9%

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

The decrease in corporate expense in the second quarter 2016 primarily reflects the non-recurrence of $1.4 million in transactions costs related to the acquisition of Finishing Brands in the prior year.  This decrease was partially offset by higher staff related costs and expense to relocate administrative functions to our new headquarters in Phoenix, AZ.

The decrease in corporate expense in the first six months of 2016 primarily reflects the aforementioned factors as well as reduced stock-based compensation expense reflecting the change in our CEO on December 31, 2015.  The former CEO’s 2015 awards were fully expensed at grant due to his attainment of retirement eligibility prior to the award being granted.  The current CEO’s awards are expensed over the service period of three years.

Liquidity and Capital Resources

We maintain liquidity sources primarily consisting of cash and cash equivalents and our unused committed credit facility.  As of June 30, 2016, we had $397.9 million of cash on hand, of which $109.2 million was located in wholly-owned subsidiaries of the Company outside the United States.  We utilized $95.0 million of our cash on hand in the second quarter 2016 to acquire Micro-Coax.  Cash held by subsidiaries outside the United States is held in U.S. Dollars or in the currency of the country in which it is located.  It is our intention to use cash held outside the United States to fund the operating activities of our foreign subsidiaries, to make further investments in our foreign operations, and to invest in additional growth opportunities for the Company through acquisitions.  Cash outside the United States is generally held in deposit accounts with banking institutions that are parties to our credit facility. The majority of these accounts are at bank subsidiaries that are owned by U.S. corporate banks.  Repatriation of cash held by foreign subsidiaries may require the accrual and payment of taxes in the United States; however, consistent with our unremitted earnings, we consider such related cash to be permanently reinvested in our foreign operations and our current plans do not demonstrate a need, nor do we plan, to repatriate such cash to fund U.S. operations and financing activities.  We plan to continue to invest in our international business and potential acquisitions to achieve our stated goal of 30% of net sales outside of the United States.

In addition, cash held by subsidiaries in China is subject to local laws and regulations that require government approval for conversion of such cash to and from U.S. Dollars as well as for transfer of such cash to entities that are outside of China.  As of June 30, 2016, we had cash and cash equivalents of $19.7 million located in wholly owned subsidiaries of the Company within China.

Sources and Uses of Cash and Cash Equivalents

	Six Months Ended June 30,
(in millions)	2016	2015
Net cash provided by operating activities	$179.9	$148.8
Net cash used in investing activities	(148.9)	(611.5)
Net cash used in financing activities	(44.8)	(37.5)
Effect of foreign currency exchange rate changes on cash	1.0	(1.4)
Change in cash and cash equivalents	$(12.8)	$(501.6)

The increase in net cash provided by operating activities in 2016 was attributable to increased net income partially offset by an increase in cash used by working capital and other assets and liabilities from cash used of $46.6 million in 2015 to cash used of $64.5 million in 2016.

We view the ratio of our average working capital balances (defined as the average of the quarter end balances, excluding current year acquisitions, of receivables, plus inventory less accounts payable) as a percentage of annualized net sales (defined as year-to-date net sales, excluding current year acquisitions, calculated on an annualized basis) as an important measure of our ability to effectively manage our cash requirements in relation to changes in sales activity.  For the first six months of 2016, average working capital as a percentage of annualized net sales remained at 18.7%, consistent with the same prior year period.

The cash used in investing activities of $148.9 million primarily reflects cash utilized of $95.0 million, net of cash acquired, for the acquisition of Micro-Coax in the CIT segment and cash utilized of $8.1 million, net of cash acquired, for the acquisition of MS Oberflächentechnik AG, reported in the CFT segment.  We expect our full year 2016 capital expenditures to be approximately $90 million.

The increase in cash used in financing activities of $7.3 million reflects increased dividend payments and higher cash utilized for share repurchases.  The Company’s systematic share repurchase program began in February 2015.

Debt Instruments and Covenants

At June 30, 2016, we had all of our $600 million revolving credit facility available. We did not incur any borrowings under the revolving credit facility during the first six months of 2016.  We also maintain a $45 million uncommitted line of credit, of which $45 million was available at June 30, 2016.

We have senior unsecured notes outstanding of $150 million due 2016 (at a stated interest rate of 6.125%), $250 million due 2020 (at a stated interest rate of 5.125%), and $350 million due 2022 (at a stated interest rate of 3.75%) that are rated BBB by Standard & Poor’s and Baa2 by Moody’s.  We view our debt to capital ratio (defined as short-term debt plus long-term debt divided by the sum of total Shareholders’ equity, long-term debt and short-term debt) as an important indicator of our ability to utilize debt in financing acquisitions. As of June 30, 2016, our debt to capital ratio was 23%.

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

Under the Company’s various debt and credit facilities, the Company is required to meet various restrictive covenants and limitations, including limitations on leverage ratios, interest coverage, and limits on outstanding debt balances held by certain subsidiaries. The Company was in compliance with all covenants and limitations as of June 30, 2016 and December 31, 2015.

Critical Accounting Estimates

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States, the Company’s management must make informed decisions which impact the reported amounts and related disclosures.  Such decisions include the selection of the appropriate accounting principles to be applied and assumptions on which to base estimates and judgments that affect the reported amounts of assets, liabilities, sales revenue and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, inventory valuation, deferred revenue and extended product warranties, goodwill and indefinite-lived intangible assets, valuation of long-lived assets, and income taxes.  The Company bases its estimates on historical experience, terms of existing contracts, our observation of trends in the industry, information provided by our customers, and information available from other outside sources, that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions.  The Company’s management believes the critical accounting estimates described in Part II, Item 7 of the Company’s 2015 Form 10-K, as updated below, are the most important to the fair presentation of the Company’s financial conditions and results of operations.  These estimates require management’s most significant judgments in the preparation of the Company’s Consolidated Financial Statements.

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

As a result of an interim impairment test performed during the first quarter of 2016 resulting from management’s conclusion that impairment indicators were present, management determined that the fair values of tradenames within the CBF reporting unit continued to exceed their carrying values by a significant amount, with the exception of one tradename which exceeded its carrying value by approximately 3%.  The primary assumptions that drove fair value related to tradenames include:

•	Future revenue generated by product sales that utilize the tradename

•	Royalty rate that would be paid if the asset were licensed from a third party

•	Discount rate utilized which reflects the associated industry weighted-average cost of capital (discussed below) plus a single asset risk premium

During the second quarter 2016, management determined that the fair value of the tradenames within the CBF reporting unit remained consistent with the first quarter of 2016 as there were no changes in the primary assumptions noted above.  The decline in fair value of the tradename since the 2015 annual test is primarily attributable to a decline in estimated future revenues resulting from lower than expected recovery in CBF’s end markets.  If there is a further decline in our estimates of recovery in CBF’s end markets or the discount rate increases, the Company may be required to record an impairment charge.

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

As discussed in Part II, Item 7 of the Company’s 2015 Form 10-K, we performed the annual goodwill impairment test for the CBF reporting unit in 2015 and concluded that CBF’s fair value, utilizing the method discussed above, exceeded its carrying value by approximately 15%.  Due to the aforementioned economic conditions in CBF’s industry, and relatively low level of excess of fair value over carrying value, impairment indicators were deemed to be present, and therefore we performed step 1 of the goodwill impairment test during the first quarter of 2016.  As a result, the Company concluded that the CBF reporting unit’s fair value exceeded its carrying value by approximately 7%.  As such, the Company was not required to perform step 2 of the goodwill impairment test to measure the amount of the impairment.  During the second quarter of 2016, management determined that the fair value of the CBF reporting unit remained consistent with the first quarter of 2016 as there were no changes in the primary assumptions noted above.  However, if expectations of recovery, both size and timing, in CBF’s end markets do not materialize or the WACC increases (based on increases in interest rates, market rates of return, and market volatility), the Company may be required to perform step 2 of the goodwill impairment test.  If step 2 is performed the Company may be required to record a goodwill impairment charge which could be material.  The decline in fair value of the CBF reporting unit since the 2015 annual test is primarily attributable to lowered projected revenues and EBIT margins versus forecasted performance due to the lower expectations of recovery in CBF’s various end markets.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes in the Company’s market risk for the period ended June 30, 2016. For additional information, refer to Item 7A of the Company’s 2015 Annual Report on Form 10-K.

Item 4. Controls and Procedures

(a) Under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation and as of June 30, 2016, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective.

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

Item 1A. Risk Factors

During the six months ended June 30, 2016, there were no material changes to the risk factors disclosed in “PART I—Item 1A. Risk Factors” of the Company’s 2015 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the repurchase of common stock during the three months ended June 30, 2016:

			Total Number
			of Shares
			Purchased as	Maximum Number
			Part of Publicly	of Shares that May
	Total Number	Average Price	Announced	Yet Be Purchased
	of Shares	Paid Per	Plans or	Under the Plans or
Period	Purchased (2)	Share	Programs	Programs(1)
April 2016	42,000	$100.78	42,000	1,143,999
May 2016	41,915	$102.18	41,915	1,102,084
June 2016	44,000	$101.66	44,000	1,058,084
Total	127,915		127,915

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

(2)

The Company may also reacquire shares outside of the repurchase program from time to time in connection with the forfeiture of shares in satisfaction of tax withholding obligations from the vesting of share-based compensation.  There were no shares reacquired in transactions outside of the repurchase program during the three months ended June 30, 2016.

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

July 26, 2016
	By:	/s/ Steven J. Ford
Name: Steven J. Ford
Title: Vice President and Chief Financial Officer