Form 10-Q
period 2016-09-30
CARLISLE COMPANIES INC
filed 2016-10-27
CIK 790051

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2016

Commission file number 1-9278

www.carlisle.com

CARLISLE COMPANIES INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	31-1168055
(State of incorporation)	(I.R.S. Employer Identification No.)

(480) 781-5000
(Telephone Number)

16430 North Scottsdale Road, Suite 400, Scottsdale, Arizona 85254
(Address of principal executive office, including zip code)

11605 North Community House Road, Suite 600, Charlotte, North Carolina 28277
(Former address, if changed since last report)

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

Yes  ☐  No  ☒

Shares of common stock outstanding at October 20, 2016: 64,504,487

Carlisle Companies Incorporated

Item 1. Financial Statements

Carlisle Companies Incorporated

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions except share and per share amounts)	2016	2015	2016	2015
Net sales	$991.0	$973.1	$2,781.9	$2,667.0

Cost of goods sold	667.4	677.6	1,891.7	1,913.1
Selling and administrative expenses	135.6	121.7	391.2	345.4
Research and development expenses	12.3	11.3	35.6	31.0
Impairment charges	141.5	-	141.5	-
Other (income) expense, net	(2.2)	0.7	(4.0)	1.3
Earnings before interest and income taxes	36.4	161.8	325.9	376.2
Interest expense, net	7.5	8.7	24.1	25.6
Earnings before income taxes from continuing operations	28.9	153.1	301.8	350.6
Income tax expense	38.4	49.5	127.5	112.7
(Loss) income from continuing operations	(9.5)	103.6	174.3	237.9

Discontinued operations:
Loss before income taxes	(0.6)	-	(0.7)	-
Income tax benefit	(0.3)	-	(0.3)	-
Loss from discontinued operations	(0.3)	-	(0.4)	-
Net (loss) income	$(9.8)	$103.6	$173.9	$237.9

Basic earnings per share attributable to common shares:
(Loss) income from continuing operations	$(0.15)	$1.59	$2.69	$3.64
Loss from discontinued operations	-	-	-	-
Basic (loss) earnings per share	$(0.15)	$1.59	$2.69	$3.64

Diluted earnings per share attributable to common shares:
(Loss) income from continuing operations	$(0.15)	$1.56	$2.66	$3.58
Loss from discontinued operations	-	-	-	-
Diluted (loss) earnings per share	$(0.15)	$1.56	$2.66	$3.58

Average shares outstanding (in thousands):
Basic	64,353	64,970	64,206	64,952
Diluted	64,353	65,987	64,879	66,052

Dividends declared and paid	$22.8	$19.6	$61.8	$52.7
Dividends declared and paid per share	$0.35	$0.30	$0.95	$0.80

Comprehensive (loss) income:
Net (loss) income	$(9.8)	$103.6	$173.9	$237.9
Other comprehensive (loss) income:
Change in foreign currency translation	(0.5)	(9.2)	(5.3)	(17.7)
Change in accrued post-retirement benefit liability, net of tax	0.3	0.8	1.1	2.4
Other, net of tax	(0.1)	(0.1)	(0.4)	(0.3)
Other comprehensive loss	(0.3)	(8.5)	(4.6)	(15.6)
Comprehensive (loss) income	$(10.1)	$95.1	$169.3	$222.3

See accompanying notes

Carlisle Companies Incorporated

Condensed Consolidated Balance Sheets

	September 30,	December 31,
(in millions except share and per share amounts)	2016	2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$355.4	$410.7
Receivables, net (allowance of $5.1 and $4.7, respectively)	605.0	502.5
Inventories	385.8	356.0
Prepaid expenses and other current assets	53.5	50.3
Total current assets	1,399.7	1,319.5

Property, plant, and equipment, net	623.6	585.8

Other assets:
Goodwill, net	1,046.5	1,134.4
Other intangible assets, net	870.5	887.8
Other long-term assets	23.0	23.4
Total other assets	1,940.0	2,045.6
TOTAL ASSETS	$3,963.3	$3,950.9

Liabilities and shareholders' equity
Current liabilities:
Short-term debt, including current maturities	$-	$149.8
Accounts payable	264.9	212.6
Accrued expenses	234.8	219.4
Deferred revenue	23.9	24.0
Total current liabilities	523.6	605.8

Long-term liabilities:
Long-term debt	596.2	595.6
Deferred revenue	167.2	159.7
Other long-term liabilities	229.4	242.4
Total long-term liabilities	992.8	997.7
Commitments and contingencies (See Note 11)

Shareholders' equity:
Preferred stock, $1 par value per share (authorized and unissued 5,000,000 shares)	-	-
Common stock, $1 par value per share (authorized 200,000,000 shares; issued 78,661,248 shares; outstanding 64,306,206 and 64,051,600 shares, respectively)	78.7	78.7
Additional paid-in capital	326.5	293.4
Deferred compensation equity	10.3	8.0
Treasury shares, at cost (14,129,777 and 14,383,241 shares, respectively)	(370.8)	(327.4)
Accumulated other comprehensive loss	(91.7)	(87.1)
Retained earnings	2,493.9	2,381.8
Total shareholders' equity	2,446.9	2,347.4
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,963.3	$3,950.9

See accompanying notes

Carlisle Companies Incorporated

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(in millions)	2016	2015
Operating activities
Net income	$173.9	$237.9
Reconciliation of net income to cash flows provided by operating activities:
Depreciation and amortization	102.0	95.4
Impairment charges	141.5	-
Non-cash compensation, net of tax benefit	(3.1)	1.0
Deferred taxes	(20.8)	2.3
Other operating activities, net	(0.8)	1.8
Changes in assets and liabilities, excluding effects of acquisitions and divestitures:
Receivables	(93.5)	(108.3)
Inventories	(20.6)	(6.5)
Prepaid expenses and other assets	1.0	0.6
Accounts payable	43.3	49.4
Accrued expenses and deferred revenues	32.7	77.4
Other long-term liabilities	(0.5)	1.9
Net cash provided by operating activities	355.1	352.9

Investing activities
Capital expenditures	(77.3)	(48.7)
Acquisitions, net of cash acquired	(103.1)	(598.9)
Other investing activities, net	0.8	0.1
Net cash used in investing activities	(179.6)	(647.5)

Financing activities
Repayments of borrowings	(150.0)	(1.5)
Dividends paid	(61.8)	(52.7)
Proceeds from issuance of treasury shares and stock options	41.4	35.2
Repurchases of common stock	(61.3)	(57.9)
Other financing activities, net	-	(1.4)
Net cash used in financing activities	(231.7)	(78.3)

Effect of foreign currency exchange rate changes on cash and cash equivalents	0.9	(3.5)

Change in cash and cash equivalents	(55.3)	(376.4)
Cash and cash equivalents
Beginning of period	410.7	730.8
End of period	$355.4	$354.4

See accompanying notes

Carlisle Companies Incorporated

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

(In millions, except share and per share amounts)

					Accumulated
			Additional	Deferred	Other				Total
	Common Stock		Paid-In	Compensation	Comprehensive	Retained	Shares in Treasury		Shareholders'
	Shares	Amount	Capital	Equity	Income (loss)	Earnings	Shares	Cost	Equity
Balance at December 31, 2014	64,691,059	$78.7	$247.8	$6.0	$(61.8)	$2,134.4	13,723,201	$(200.1)	$2,205.0
Net income	-	-	-	-	-	237.9	-	-	237.9
Other comprehensive loss, net of tax	-	-	-	-	(15.6)	-	-	-	(15.6)
Cash dividends - $0.80 per share	-	-	-	-	-	(52.7)	-	-	(52.7)
Repurchases of common stock	-	-	-	-	-	-	591,062	(57.9)	(57.9)
Issuances for stock based compensation (1)	164,397	-	37.1	2.4	-	-	(735,593)	7.9	47.4
Balance at September 30, 2015	64,855,456	$78.7	$284.9	$8.4	$(77.4)	$2,319.6	13,578,670	$(250.1)	$2,364.1

Balance at December 31, 2015	64,051,600	78.7	293.4	8.0	(87.1)	2,381.8	14,383,241	(327.4)	2,347.4
Net income	-	-	-	-	-	173.9	-	-	173.9
Other comprehensive loss, net of tax	-	-	-	-	(4.6)	-	-	-	(4.6)
Cash dividends - $0.95 per share	-	-	-	-	-	(61.8)	-	-	(61.8)
Repurchases of common stock	(656,057)	-	-	-	-	-	656,057	(61.9)	(61.9)
Issuances for stock based compensation (1)	910,663	-	33.1	2.3	-	-	(909,521)	18.5	53.9
Balance at September 30, 2016	64,306,206	$78.7	$326.5	$10.3	$(91.7)	$2,493.9	14,129,777	$(370.8)	$2,446.9

(1)

Issuances for stock based compensation includes shares issued from treasury to cover stock option exercises, restricted and performance share releases, net of shares repurchased to cover employee taxes.

See accompanying notes

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Carlisle Companies Incorporated (the "Company", “We”, “Our” or "Carlisle"). The accompanying unaudited condensed consolidated financial statements do not include all disclosures as required by accounting principles generally accepted in the United States of America (U.S.), and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2015.

The accompanying unaudited condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the U.S. and, of necessity, include some amounts that are based upon management estimates and judgments. The accompanying unaudited condensed consolidated financial statements include assets, liabilities, net sales, and expenses of all majority-owned subsidiaries.  Carlisle accounts for investments in minority-owned companies where it exercises significant influence, but does not have control, on the equity basis.  Intercompany transactions and balances are eliminated in consolidation.

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented.

Note 2—New Accounting Pronouncements

New Accounting Standards Adopted

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 requires entities to present deferred tax assets and liabilities as noncurrent in a classified balance sheet instead of separating into current and noncurrent amounts. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods, on a prospective or retrospective basis.  Early adoption is permitted, and as such, we early adopted as of December 31, 2015 on a prospective basis and periods prior to December 31, 2015 were not restated. As this standard relates to balance sheet presentation only, the adoption of ASU 2015-17 did not have a material impact on the Company’s consolidated results of operations, financial position, or cash flows.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, this guidance was clarified in ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”).  ASU 2015-15 states that presentation of costs associated with securing a revolving line of credit as an asset is permitted, regardless of whether a balance is outstanding. As a result of adopting ASU 2015-03 on January 1, 2016, $3.1 million of debt issuance costs was reclassified from other long-term assets to long-term debt at December 31, 2015.  Unamortized costs related to securing our revolving line of credit will continue to be presented in other long-term assets in accordance with ASU 2015-15. As this standard relates to balance sheet presentation only, the adoption of ASU 2015-03 had no further impact on the Company’s results of operations, financial position, or cash flows.

In April 2015, the FASB issued ASU 2015-05, Customer's Accounting For Fees Paid In A Cloud Computing Arrangement (“ASU 2015-05”), which provides guidance for a customer's accounting for cloud computing costs. ASU 2015-05 is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2015. The adoption of ASU 2015-05 had no impact on the Company’s results of operations, financial position, or cash flows.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”), which applies to inventory valued at first-in, first-out (FIFO) or average cost. ASU 2015-11 requires inventory to be measured at the lower of cost and net realizable value, rather than at the lower of cost or market. ASU 2015-11 is effective on a prospective basis for annual periods, including interim reporting periods within those periods, beginning after December 15, 2016. The Company early adopted this standard on January 1, 2016.  The adoption of ASU 2015-11 had no impact on the Company’s results of operations, financial position, or cash flows.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). ASU 2015-16 eliminates the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. In addition, separate presentation on the face of the income statement or disclosure in the notes is required regarding the portion of the adjustment recorded in the current period earnings, by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is to be applied prospectively for measurement period adjustments that occur after the effective date. ASU 2015-16 is effective for annual reporting periods, including interim reporting periods within those periods, beginning in 2016. The adoption of ASU 2015-16 had no impact on the Company’s results of operations, financial position, or cash flows.

New Accounting Standards Issued But Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”).  ASU 2014-09 outlines a single, comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance issued by the FASB, including industry specific guidance.  ASU 2014-09 provides accounting guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts with customers to provide goods or services.  The guidance also provides a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets, such as property and equipment, including real estate. ASU 2014-09 also requires entities to disclose both quantitative and qualitative information to enable users of the financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2017. The new standard must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. We have not yet selected a transition method. Given the diversity of our business segments, we are continuing to assess the potential impact of adopting the standard on our financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”) which requires lessees to recognize a lease liability for the obligation to make lease payments, measured at the present value on a discounted basis, and a right-of-use (“ROU”) asset for the right to use the underlying asset for the duration of the lease term, measured at the lease liability amount adjusted for lease prepayments, lease incentives received and initial direct costs.  The lease liability and ROU asset are recognized in the balance sheet at the commencement of the lease.  For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance.  Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern. Classification will be based on criteria that are largely similar to those applied in current lease accounting. ASU 2016-02 is effective for annual reporting periods, including interim periods within those periods, beginning after December 15, 2018, and requires the use of a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period presented in the financial statements.  Early application of the ASU is permitted.  We have not yet determined the impact of adopting the standard on our financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”).  The ASU simplifies several aspects of the accounting for stock compensation.

•

On a prospective basis, all income tax effects of awards should be recognized in the statement of operations as tax expense or benefit at the time that the awards vest or are settled, rather than recording excess tax benefit and certain deficiencies in additional paid in capital, and eliminates the requirement that excess tax benefits be realized through a reduction in income taxes payable before they can be recognized.

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

ASU 2016-09 is effective for annual reporting periods, including interim periods within those periods, beginning after December 15, 2016.  We are in the process of determining the impact of adopting the standard on our financial statements. However, we do not expect the adoption to have a material impact on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which provides guidance on reducing the diversity in practice on eight specific cash flow matters and how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for the fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted including an adoption in an interim period. We have not yet determined the impact of adopting the standard on our financial statements. However, we do not expect the adoption to have a material impact on our consolidated financial statements.

Note 3—Segment Information

The Company’s operating segments are:

Carlisle Construction Materials (“CCM” or the “Construction Materials segment”)—the principal products of this segment are insulation materials, rubber (EPDM), thermoplastic polyolefin (TPO), and polyvinyl chloride (PVC) roofing membranes used predominantly on non-residential low-sloped roofs, related roofing accessories, including flashings, fasteners, sealing tapes, and coatings and waterproofing products. The markets served include new construction, re-roofing and maintenance of low-sloped roofs, water containment, heating, ventilation and cooling (HVAC) sealants, and coatings and waterproofing.

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

Carlisle FoodService Products (“CFS” or the “FoodService Products segment”)—the principal products of this segment include commercial and institutional foodservice permanentware, table coverings, cookware, catering equipment, fiberglass and composite material trays and dishes, industrial brooms, brushes, mops, and rotary brushes for commercial and non-commercial foodservice operators and sanitary maintenance professionals.

Corporate expenses are largely comprised of compensation, benefits, and travel expense for the corporate office staff, business development costs, and certain compliance costs not allocated to the segments.

The Company uses net sales and earnings before interest and taxes (“EBIT”) as the primary basis for the Chief Operating Decision Maker (“CODM”) to evaluate the performance of each operating segment. The Company’s CODM is the Chief Executive Officer.

Segment information is summarized as follows:

Three Months Ended September 30,	2016			2015
(in millions)	Net Sales	EBIT		Net Sales	EBIT

Carlisle Construction Materials	$578.2	$132.0		$570.1	$115.5
Carlisle Interconnect Technologies	218.2	42.2		202.3	41.2
Carlisle Fluid Technologies	69.0	9.5		67.9	10.1
Carlisle Brake & Friction	62.6	(141.3)	(1)	70.7	0.5
Carlisle FoodService Products	63.0	9.0		62.1	7.7
Corporate	-	(15.0)		-	(13.2)
Total	$991.0	$36.4		$973.1	$161.8

Nine Months Ended September 30,	2016			2015
(in millions)	Net Sales	EBIT		Net Sales	EBIT

Carlisle Construction Materials	$1,564.4	$337.4		$1,519.0	$264.3
Carlisle Interconnect Technologies	624.3	118.4		595.0	111.8
Carlisle Fluid Technologies	198.4	23.7		129.6	9.1
Carlisle Brake & Friction	207.9	(132.8)	(1)	242.1	16.8
Carlisle FoodService Products	186.9	24.3		181.3	20.3
Corporate	-	(45.1)		-	(46.1)
Total	$2,781.9	$325.9		$2,667.0	$376.2

(1)	Includes impairment charges of $141.5 million in the three and nine month periods ended September 30, 2016. Refer to Note 10 for further discussion

Note 4— Acquisitions

2016 Acquisitions

Micro-Coax

On June 10, 2016, the Company acquired 100% of the equity of Micro-Coax, Inc., and Kroll Technologies, LLC, (collectively “Micro-Coax”) for total consideration of $94.8 million, net of $1.5 million cash acquired, inclusive of an estimated working capital receivable of $0.2 million. The Company expects to finalize the working capital settlement in the fourth quarter of 2016.  The acquired business is a provider of high-performance, high frequency coaxial wire and cable, and cable assemblies to the defense, satellite, test and measurement, and other industrial markets.  The results of operations of the acquired business are reported within the Interconnect Technologies segment.

The following table summarizes the consideration transferred to acquire Micro-Coax and the preliminary allocation of the purchase price among the assets acquired and liabilities assumed.  The acquisition has been accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combinations, which requires that consideration be allocated to the acquired assets and liabilities based upon their acquisition date fair values, with the remainder allocated to goodwill.

	Preliminary Allocation	Measurement Period Adjustments	Revised Allocation
	As of		As of
(in millions)	6/10/2016		9/30/2016
Total consideration transferred	$97.3	$(1.0)	$96.3

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$1.5	$-	$1.5
Receivables	6.3	-	6.3
Inventories	8.6	-	8.6
Prepaid expenses and other current assets	0.4	(0.1)	0.3
Property, plant, and equipment	30.0	(14.0)	16.0
Definite-lived intangible assets	31.5	(5.3)	26.2
Indefinite-lived intangible assets	2.0	(1.1)	0.9
Other long-term assets	1.0	-	1.0
Accounts payable	(1.7)	-	(1.7)
Accrued expenses	(2.4)	(0.1)	(2.5)
Total identifiable net assets	77.2	(20.6)	56.6
Goodwill	$20.1	$19.6	$39.7

The valuation of property, plant, and equipment, and intangible assets is preliminary.  We expect to complete the valuation in the fourth quarter of 2016. The goodwill recognized in the acquisition of Micro-Coax is attributable to its experienced workforce, expected operational improvements through implementation of the Carlisle Operating System (“COS”), opportunities for product line expansions in addition to supply chain efficiencies and other administrative opportunities, and the significant strategic value of the business to Carlisle. COS is a manufacturing structure and strategy deployment system based on lean enterprise and six sigma principles and is a continuous improvement process that defines the way we do business. Goodwill of $39.7 million is deductible for tax purposes in the U.S. All of the goodwill was assigned to the CIT reporting unit which aligns with the reportable segment. Indefinite-lived intangible assets of $0.9 million represent acquired trade names. The $26.2 million value allocated to definite-lived intangible assets consists of $15.0 million of customer relationships with a useful life of 12 years, various acquired technologies of $10.6 million with useful a useful life of seven years, and a non-compete agreement of $0.6 million with a useful life of three years.

MS Oberflächentechnik AG

On February 19, 2016, the Company acquired 100% of the equity of MS Oberflächentechnik AG (“MS”), a Swiss-based developer and manufacturer of powder coating systems and related components, for total consideration of CHF 12.3 million, or $12.4 million, including the estimated fair value of contingent consideration of CHF4.3 million, or $4.3 million. The results of operations of MS are reported within the Fluid Technologies segment.

Consideration has been primarily allocated to $9.8 million to definite-lived intangible assets, $4.2 million to indefinite-lived intangible assets, and $2.7 million to deferred tax liabilities, with $2.7 million allocated to goodwill.  Definite-lived intangible assets consist of $8.4 million of technology with a useful life of seven years and customer relationships of $1.4 million with a useful life of ten years.

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

The unaudited combined pro forma financial information presented below includes net sales and income from continuing operations, net of tax, of the Company as if the business combination had occurred on January 1, 2014 based on the purchase price allocation presented below:

	Pro Forma	Pro Forma
	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(in millions)	2015	2015

Net sales	$973.1	$2,728.2
Income from continuing operations	103.6	250.5

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

The goodwill recognized in the acquisition of Finishing Brands is attributable to its experienced workforce, the expected operational improvements through implementation of COS, opportunities for geographic and product line expansions in addition to supply chain efficiencies and other administrative opportunities, and the significant strategic value of the business to Carlisle. The Company acquired $60.0 million of gross contractual accounts receivable, of which $1.5 million was not expected to be collected at the date of acquisition.  Goodwill of $132.9 million is tax deductible, primarily in the U.S. All of the goodwill was assigned to the CFT reporting unit which aligns with the reportable segment. Indefinite-lived intangible assets of $125.0 million represent acquired trade names. The $216.0 million value allocated to definite-lived intangible assets consists of $186.0 million of customer relationships with a useful life of 15 years and various acquired technologies of $30.0 million with useful lives ranging from five to eight years. The Company recorded an indemnification asset of $3.0 million in other long-term assets relating to the indemnification of Carlisle for a pre-acquisition income tax liability in accordance with the purchase agreement. The Company has also recorded deferred tax liabilities related to intangible assets of $28.2 million.

LHi Technology

In conjunction with the acquisition of LHi Technology (“LHi”) in October 2014, the Company recorded an indemnification asset of $8.7 million in other long-term assets relating to the indemnification of Carlisle for certain pre-acquisition liabilities, principally related to direct and indirect tax uncertainties. During the third quarter of 2016, the Company concluded that $2.6 million of the indirect tax uncertainties were no longer probable, therefore resulting in the reversal of the related indemnification asset and the corresponding liability.

Note 5—Stock-Based Compensation

Stock-based compensation cost is recognized over the requisite service period, which generally equals the stated vesting period, unless the stated vesting period exceeds the date upon which an employee reaches retirement eligibility.  Pre-tax stock-based compensation expense was $4.1 million for the three month periods ended September 30, 2016 and 2015, and $12.7 million and $14.6 million for the nine month periods ended September 30, 2016 and 2015, respectively.

Incentive Compensation Program

The Company maintains an Incentive Compensation Program (the “Program”) for executives, certain other employees of the Company and its operating segments and subsidiaries, and the Company’s non-employee directors. Members of the Board of Directors that receive stock-based compensation are treated as employees for accounting purposes. The Program was approved by shareholders on May 6, 2015. The Program allows for awards to eligible employees of stock options, restricted stock, stock appreciation rights, performance shares and units or other awards based on Company common stock. At September 30, 2016, 3,949,093 shares were available for grant under this plan, of which 1,437,607 shares were available for the issuance of stock awards.

Grants

For the nine months ended September 30, 2016, the Company awarded 371,623 stock options, 69,583 restricted stock awards, 61,127 performance share awards and 14,359 restricted stock units with an aggregate grant-date fair value of approximately $22.0 million to be expensed over the requisite service period for each award.

Stock Option Awards

Options issued under the Program generally vest on a straight-line basis one-third on the first anniversary of grant, one-third on the second anniversary of grant, and the remaining one-third on the third anniversary of grant. All options have a maximum term life of 10 years. Shares issued to cover options under the Program may be issued from shares held in treasury, from new issuances of shares, or a combination of the two.

Pre-tax share-based compensation expense related to stock options was $1.6 million and $1.5 million for the three month periods ended September 30, 2016 and 2015, respectively, and $4.6 million and $3.9 million for the nine month periods ended September 30, 2016 and 2015, respectively.

The Company utilizes the Black-Scholes-Merton (“BSM”) option pricing model to determine the fair value of its stock option awards. The BSM model relies on certain assumptions to estimate an option’s fair value. The weighted-average assumptions used in the determination of fair value for stock option awards in 2016 and 2015 were as follows:

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

Restricted Stock Units

The restricted stock units awarded to eligible members of the Board of Directors are fully vested and will be paid in shares of Company common stock after the Director ceases to serve as a member of the Board, or if earlier, upon a change in control of the Company. The grant date fair value of the 2016 restricted stock units is based on the closing market price of the stock on the date of the grant.

Deferred Compensation - Equity

Certain employees are eligible to participate in the Company’s Non-qualified Deferred Compensation Plan (the “Deferred Compensation Plan”). Participants may elect to defer all or part of their stock-based compensation.  Participants have elected to defer 274,800 shares of Company common stock as of September 30, 2016, and 253,520 shares as of December 31, 2015.

Note 6—Income Taxes

The effective income tax rate on continuing operations for the nine months ended September 30, 2016 reflects our anticipated annual effective tax rate of 42.5% and a year-to-date net discrete tax benefit of $0.8 million. The anticipated rate of 42.5% includes the impact of $141.5 million pre-tax impairment charges, for which we anticipate recognizing a tax benefit of approximately $8.9 million.  The income tax provision for the third quarter of 2016 also includes incremental tax expense resulting from the first six months of 2016, having reflected a forecasted annual effective tax rate of 33.0%.

The effective income tax rate on continuing operations for the nine months ended September 30, 2015 was 32.2% and included a year-to-date net discrete tax benefit of $3.3 million.

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

The following reflects the income from continuing operations and share data used in the basic and diluted earnings per share computations using the two-class method:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions except share and per share amounts)	2016		2015	2016	2015
(Loss) income from continuing operations	$(9.5)		$103.6	$174.3	$237.9
Less: dividends declared - common stock outstanding, restricted shares and restricted share units	(22.8)		(19.6)	(61.8)	(52.7)
Undistributed earnings	(32.3)		84.0	112.5	185.2
Percent allocated to common shareholders (1)	99.3%		99.5%	99.3%	99.5%
	(32.1)		83.6	111.7	184.3
Add: dividends declared - common stock	22.6		19.5	61.1	52.0
(Loss) income from continuing operations attributable to common shares	$(9.5)		$103.1	$172.8	$236.3

Shares (in thousands):
Weighted-average common shares outstanding	64,353		64,970	64,206	64,952
Effect of dilutive securities:
Performance awards	-	(2)	348	252	348
Stock options	-	(2)	669	421	752
Adjusted weighted-average common shares outstanding and assumed conversion	64,353		65,987	64,879	66,052

Per share (loss) income from continuing operations:
Basic	$(0.15)		$1.59	$2.69	$3.64
Diluted	$(0.15)		$1.56	$2.66	$3.58

(1) Basic weighted-average common shares outstanding	64,353		64,970	64,206	64,952
Basic weighted-average common shares outstanding, unvested restricted shares expected to vest and restricted share units	64,809		65,304	64,662	65,286
Percent allocated to common shareholders	99.3%		99.5%	99.3%	99.5%

(2)

Performance awards and stock options representing approximately 252,000 and 326,000 shares, respectively, for third-quarter 2016 were excluded from adjusted weighted-average common shares outstanding and assumed conversion for purposes of calculating diluted per share loss from continuing operations as they were anti-dilutive.

To calculate earnings per share for income from discontinued operations and for net income, the denominator for both basic and diluted earnings per share is the same as used in the above table. Income (loss) from discontinued operations and net income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions except share amounts presented in thousands)	2016	2015	2016	2015
(Loss) from discontinued operations attributable to common shareholders for basic and diluted earnings per share	$(0.3)	$-	$(0.4)	$-

Net (loss) income attributable to common shareholders for basic and diluted earnings per share	$(9.8)	$103.1	$172.4	$236.3

Anti-dilutive stock options excluded from EPS calculation (1)	1	-	125	-

(1)

Represents stock options excluded from the calculation of diluted earnings per share as such options’ assumed proceeds upon exercise would result in the repurchase of more shares than the underlying award.

Note 8—Inventories

The components of inventory is summarized as follows:

	September 30,	December 31,
(in millions)	2016	2015
Finished goods	$220.1	$205.1
Work-in-process	57.5	48.8
Raw materials	143.9	133.9
Reserves	(35.7)	(31.8)
Inventories	$385.8	$356.0

Note 9—Property, Plant, and Equipment, net

The components of property, plant, and equipment, net is summarized as follows:

	September 30,	December 31,
(in millions)	2016	2015
Land	$62.8	$59.9
Buildings and leasehold improvements	343.4	324.6
Machinery and equipment	773.5	735.4
Projects in progress	45.0	34.6
	1,224.7	1,154.5
Accumulated depreciation	(601.1)	(568.7)
Property, plant, and equipment, net	$623.6	$585.8

Note 10—Goodwill and Other Intangible Assets, net

During the third quarter of 2016, the Company recognized impairment charges within its CBF segment related to the Wellman® trade name of $11.5 million and goodwill of $130.0 million, and as a result, the carrying value at September 30, 2016 of the Wellman® trade name is $35.4 million and goodwill is $96.5 million.  In the third quarter of 2016, the Company concluded that its expectations of recovery in the near term in CBF’s related end markets had declined to the extent that it was more likely than not that the carrying value of the Wellman®  trade name and CBF reporting unit were below their carrying values. Consistent with its accounting policies, the Company performed the impairment tests for these assets through a one-step process for the Wellman®  trade name and a two-step process for goodwill.

Wellman® Trade name

The Company based its estimate of fair value of the Wellman® trade name on the income approach utilizing the discounted future cash flow method. As part of estimating discounted future cash flows attributable to the Wellman® trade name, management estimated future revenues, royalty rates and discount rates. These represent the most significant assumptions used in the Company’s evaluation of the fair value of the Wellman® trade name (i.e., Level 3 measurements). As a result, management determined that the fair value of the Wellman® trade name was below its carrying value and recorded an impairment charge equal to the difference as noted above.

Goodwill

Similarly, for Step 1 of the two-step goodwill impairment test, the Company estimated the fair value of the CBF reporting unit based on the income approach utilizing the discounted cash flow method. Estimated industry weighted average cost of capital (“WACC”) and earnings before interest and taxes (“EBIT”) margins for the CBF reporting unit represent the most significant assumptions used in the Company’s  evaluation of fair value (i.e., Level 3 measurements). As a result, the Company determined that the fair value of the CBF reporting unit was below its carrying value by approximately 25% and therefore Step 2 of the goodwill impairment test was required to measure the amount of the Goodwill impairment. In performing the Step 2 analysis, the Company was required to allocate the reporting units’ fair value to the estimated fair values of the CBF reporting unit’s underlying asset and liabilities, both those recognized and unrecognized, with the residual amount reflecting the implied value of goodwill at September 30, 2016. As a result, the carrying amount of goodwill approximates the implied value of goodwill at September 30, 2016.

The changes in the carrying amount of goodwill for the nine months ended September 30, 2016 were as follows:

	Construction	Interconnect	Fluid	Brake and	FoodService
(in millions)	Materials	Technologies	Technologies	Friction	Products	Total
Balance at January 1, 2016	$118.7	$555.4	$173.4	$226.6	$60.3	$1,134.4
Goodwill acquired during year (1)	-	39.7	2.7	-	-	42.4
Impairment charges	-	-	-	(130.0)	-	(130.0)
Measurement period adjustments (1)	-	-	(0.3)	-	-	(0.3)
Currency translation	1.2	-	(1.1)	(0.1)	-	-
Balance at September 30, 2016	$119.9	$595.1	$174.7	$96.5	$60.3	$1,046.5

(1)	See Note 4 for further information on goodwill resulting from recent acquisitions.

The Company’s other intangible assets, net at September 30, 2016, were as follows:

	Acquired	Accumulated	Net Book
(in millions)	Cost (2)	Amortization	Value
Assets subject to amortization:
Intellectual property	$199.9	$(68.6)	$131.3
Customer relationships	688.6	(191.9)	496.7
Other	14.2	(11.4)	2.8
Assets not subject to amortization:
Trade names	239.7	-	239.7
Other intangible assets, net	$1,142.4	$(271.9)	$870.5

The Company’s other intangible assets, net at December 31, 2015, were as follows:

	Acquired	Accumulated	Net Book
(in millions)	Cost (2)	Amortization	Value
Assets subject to amortization:
Intellectual property	$180.7	$(55.0)	$125.7
Customer relationships	673.9	(160.5)	513.4
Other	13.5	(10.6)	2.9
Assets not subject to amortization:
Trade names	245.8	-	245.8
Other intangible assets, net	$1,113.9	$(226.1)	$887.8

(2)	Acquired cost is net of accumulated impairments.

The net book values of other intangible assets, net by reportable segment were as follows:

	September 30,	December 31,
(in millions)	2016	2015
Carlisle Construction Materials	$59.2	$60.9
Carlisle Interconnect Technologies	360.5	357.3
Carlisle Fluid Technologies	324.5	325.3
Carlisle Brake & Friction	100.9	117.2
Carlisle FoodService Products	25.4	27.1
Total	$870.5	$887.8

Note 11—Commitments and Contingencies

Leases

The Company currently leases a portion of its manufacturing facilities, distribution centers, and equipment, some of which include scheduled rent increases stated in the lease agreement.  The Company currently has no leases that require rent to be paid based on contingent events.  Rent expense was $20.1 million and $19.3 million for the nine months ended September 30, 2016 and 2015, respectively, inclusive of rent based on scheduled rent increases and rent holidays recognized on a straight-line basis.

Workers’ Compensation Claims and Related Losses

The Company has accrued approximately $18.5 million and $19.4 million related to workers’ compensation claims at September 30, 2016 and December 31, 2015, respectively.  At September 30, 2016, $5.7 million and $12.8 million are included in accrued expenses and other long-term liabilities, respectively, and at December 31, 2015, $6.0 million and $13.4 million were included in accrued expenses and other long-term liabilities, respectively, in the Condensed Consolidated Balance Sheets.  The liability related to workers’ compensation claims, both those reported to the Company and an estimate for those incurred but not yet reported, is based on actuarial estimates and loss development factors and the Company’s historical loss experience.

The Company maintains occurrence-based insurance coverage with certain insurance carriers in accordance with its risk management practices that provides for reimbursement of workers’ compensation claims in excess of $0.5 million.  The Company records a recovery receivable from the insurance carriers when such recovery is deemed probable based on the nature of the claim and history of recoveries.  At September 30, 2016 and December 31, 2015, the Company did not have any recovery receivables recorded for workers’ compensation claims.

Letters of Credit and Guarantees

During the normal course of business, the Company enters into commitments in the form of letters of credit and bank guarantees to provide financial and performance assurance to third parties. At September 30, 2016 and December 31, 2015, we had $28.6 million and $29.2 million letters of credit and bank guarantees outstanding, respectively.

Litigation

Over the years, the Company has been named as a defendant, along with numerous other defendants, in lawsuits in various state courts in which plaintiffs have alleged injury due to exposure to asbestos-containing brakes, which Carlisle manufactured in limited amounts between the late-1940s and the mid-1980s.  In addition to compensatory awards, these lawsuits may also seek punitive damages. Generally, the Company has obtained dismissals or settlements of its asbestos-related lawsuits with no material effect on its financial condition, results of operations or cash flows.  The Company maintains insurance coverage that applies to the Company’s defense costs and payments of settlements or judgments in connection with asbestos-related lawsuits. At this time, the amount of reasonably possible additional asbestos claims, if any, is not material to the Company’s financial position, results of operations or operating cash flows, although these matters could result in the Company being subject to monetary damages, costs or expenses, and charges against earnings in particular periods.

The Company may occasionally be involved in various other legal actions arising in the normal course of business.  In the opinion of management, the ultimate outcome of such actions, either individually or in the aggregate, will not have a material adverse effect on the consolidated financial position, results of operations for a particular period or annual operating cash flows of the Company.

Environmental Matters

The Company is subject to increasingly stringent environmental laws and regulations, including those relating to air emissions, wastewater discharges, chemical and hazardous waste management and disposal. Some of these environmental laws hold owners or operators of land or businesses liable for their own and for previous owners’ or operators’ releases of hazardous or toxic substances or wastes. Other environmental laws and regulations require the obtainment of and compliance with environmental permits. To date, costs of complying with environmental, health, and safety requirements have not been material and we did not have any significant accruals related to potential future costs of environmental remediation as of September 30, 2016, nor do we have an asset retirement obligation recorded as of that date.  However, the nature of the Company’s operations and its long history of industrial activities at certain of its current or former facilities, as well as those acquired, could potentially result in material environmental liabilities or asset retirement obligations.

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

Note 12—Long-term Debt

Long-term debt is summarized as follows:

	September 30,	December 31,	Fair Value (1)	Fair Value (1)
(in millions)	2016	2015	2016	2015
3.75% notes due 2022	$350.0	$350.0	$360.7	$349.3
5.125% notes due 2020	250.0	250.0	272.0	268.6
6.125% notes due 2016	-	150.0	-	152.9
Unamortized discount and debt issuance costs	(3.8)	(4.6)
Total long term-debt	596.2	745.4
Less current portion of long-term debt	-	(149.8)
Total long term-debt, net of current portion	$596.2	$595.6

(1)

The fair value is estimated based on current yield rates plus the Company’s estimated credit spread available for financings with similar terms and maturities. Based on these inputs, debt instruments are classified as Level 2 in the fair value hierarchy.

Repayment of Senior Unsecured Notes

In August 2016, the Company utilized cash on hand to repay the outstanding principal balance of $150.0 million on the 6.125% senior unsecured notes.

Revolving Credit Facilities

The Company has a $600.0 million revolving credit facility arrangement under its Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”) administered by JPMorgan Chase Bank, N.A.  At September 30, 2016 and December 31, 2015, there were no borrowings outstanding under the revolving credit facility agreement.

Covenants and Limitations

Under the Company’s debt and credit facilities, the Company is required to meet various restrictive covenants and limitations, including limitations on certain leverage ratios, interest coverage and limits on outstanding debt balances held by certain subsidiaries. The Company was in compliance with all covenants and limitations as of September 30, 2016 and December 31, 2015.

Note 13—Retirement Plans

Defined Benefit Plans

The Company recognizes net periodic pension cost based on the actuarial analysis performed at the previous year end, adjusted if certain significant events occur during the year.

Beginning in 2016, the Company moved from utilizing a weighted-average discount rate, which was derived from the yield curve used to measure the pension benefit obligation at the beginning of the period, to a spot yield rate curve to estimate the pension benefit obligation and net periodic benefit costs.  The change in estimate provides a more accurate measurement of service and interest costs by applying the spot rate that could be used to settle each projected cash flow individually.  This change in estimate did not have a material effect on net periodic benefit costs for the nine months ended September 30, 2016.

The components of net periodic benefit cost is summarized as follows:

	Three Months Ended		Nine Months Ended
	September		September
(in millions)	2016	2015	2016	2015
Service cost	$0.8	$0.9	$2.5	$2.8
Interest cost	1.3	1.8	4.0	5.3
Expected return on plan assets	(2.5)	(2.6)	(7.6)	(7.8)
Amortization of unrecognized loss	0.6	1.3	1.8	3.9
Net periodic benefit cost	$0.2	$1.4	$0.7	$4.2

Defined Contribution Plans

The Company maintains defined contribution plans covering a significant portion of its employees. Employer contributions for the plans were $3.0 million and $2.9 million for the three month periods ended September 30, 2016 and 2015, respectively, and $10.2 million and $9.4 million for the nine months ended September 30, 2016 and 2015, respectively.

Employee Stock Ownership Plan

The Company sponsors an employee stock ownership plan (“ESOP”) as part of one of its existing savings plans. Costs for the ESOP are included in the defined contribution plans noted above. The ESOP is available to eligible domestic employees and includes a match of contributions made by plan participants to the savings plan up to a maximum of 4.0% of a participant’s eligible compensation, divided between cash and an employee-directed election of the Company’s common stock, not to exceed 50% of the total match. Participants are not allowed to direct savings plan contributions to an investment in the Company’s common stock. Total shares held by the ESOP were 1.3 million at September 30, 2016 and December 31, 2015.

Note 14—Deferred Revenue

Deferred revenue consists primarily of unearned revenue related to separately priced extended warranty contracts on sales of certain products, the most significant being those offered on its installed roofing systems within the Construction Materials segment.

Roofing Systems Deferred Revenue

The amount of revenue recognized related to extended product warranties covering roofing systems was $4.9 million and $4.7 million for the three month periods ended September 30, 2016 and 2015, respectively, and $14.5 million and $13.8 million for the nine month periods ended September 30, 2016 and 2015, respectively.

Deferred revenue is summarized as follows:

	September 30,	December 31,
(in millions)	2016	2015
Current	$18.4	$18.1
Long-term	167.2	159.7
Deferred revenue	$185.6	$177.8

Expected costs of services to be performed under extended product warranty contracts are actuarially determined.  Any expected costs in excess of deferred revenue are recognized within accrued expenses.

Other Deferred Revenue

Other deferred revenue primarily relates to customer prepayment on sales within the Fluid Technologies segment. Other deferred revenue is summarized as follows:

	September 30,	December 31,
(in millions)	2016	2015
Current	$5.5	$5.9
Long-term	-	-
Deferred revenue	$5.5	$5.9

Note 15—Standard Product Warranties

The Company offers various warranty programs on its products primarily for certain installed roofing systems, high-performance cables and assemblies, fluid technologies, braking products, and foodservice equipment.  The Company’s liability for such warranty programs is included in accrued expenses.  The change in the Company’s product warranty liabilities for the nine months ended September 30, is as follows:

(in millions)	2016	2015
Balance at January 1	$28.9	$15.2
Current year provision	16.1	18.9
Acquired warranty obligation	-	1.1
Current year claims	(19.3)	(13.2)
Balance at September 30	$25.7	$22.0

Note 16—Other Long-Term Liabilities

The components of other long-term liabilities is summarized as follows:

	September 30,	December 31,
(in millions)	2016	2015
Deferred taxes and other tax liabilities	$154.4	$176.5
Pension and other post-retirement obligations	26.7	26.3
Long-term workers' compensation	12.8	13.4
Deferred compensation	20.6	16.8
Other	14.9	9.4
Other long-term liabilities	$229.4	$242.4

Note 17—Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component for the three months ended September 30, 2016 were as follows:

	Accrued	Foreign
	post-retirement	currency
(in millions)	benefit liability(1)	translation	Other	Total

Balance at June 30, 2016	$(26.6)	$(64.8)	$-	$(91.4)
Other comprehensive loss before reclassifications	-	(0.5)	(0.1)	(0.6)
Amounts reclassified from accumulated other comprehensive loss	0.6	-	-	0.6
Income tax expense	(0.3)	-	-	(0.3)
Other comprehensive income (loss)	0.3	(0.5)	(0.1)	(0.3)
Balance at September 30, 2016	$(26.3)	$(65.3)	$(0.1)	$(91.7)

(1)

Current period amounts for the accrued post-retirement benefit liability are related to the amortization of unrecognized actuarial gains and losses, which is included in net periodic benefit cost for pension and other post-retirement welfare plans. See Note 13.

The changes in accumulated other comprehensive (loss) income by component for the three months ended September 30, 2015 were as follows:

	Accrued	Foreign
	post-retirement	currency
(in millions)	benefit liability(1)	translation	Other	Total

Balance at June 30, 2015	$(30.4)	$(38.9)	$0.4	$(68.9)
Other comprehensive loss before reclassifications	-	(9.2)	-	(9.2)
Amounts reclassified from accumulated other comprehensive loss	1.3	-	(0.2)	1.1
Income tax benefit (expense)	(0.5)	-	0.1	(0.4)
Other comprehensive income (loss)	0.8	(9.2)	(0.1)	(8.5)
Balance at September 30, 2015	$(29.6)	$(48.1)	$0.3	$(77.4)

(1)

Current period amounts for the accrued post-retirement benefit liability are related to the amortization of unrecognized actuarial gains and losses, which is included in net periodic benefit cost for pension and other post-retirement welfare plans. See Note 13.

The changes in accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2016 were as follows:

	Accrued	Foreign
	post-retirement	currency
(in millions)	benefit liability(1)	translation	Other	Total

Balance at December 31, 2015	$(27.4)	$(60.0)	$0.3	$(87.1)
Other comprehensive loss before reclassifications	-	(5.3)	(0.3)	(5.6)
Amounts reclassified from accumulated other comprehensive loss	1.8	-	(0.2)	1.6
Income tax benefit (expense)	(0.7)	-	0.1	(0.6)
Other comprehensive income (loss)	1.1	(5.3)	(0.4)	(4.6)
Balance at September 30, 2016	$(26.3)	$(65.3)	$(0.1)	$(91.7)

(1)

Current period amounts for the accrued post-retirement benefit liability are related to amortization of unrecognized actuarial gains and losses, which is included in net periodic benefit cost for pension and other post-retirement welfare plans. See Note 13.

The changes in accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2015 were as follows:

	Accrued	Foreign
	post-retirement	currency
(in millions)	benefit liability(1)	translation	Other	Total
Balance at December 31, 2014	$(32.0)	$(30.4)	$0.6	$(61.8)
Other comprehensive loss before reclassifications	-	(17.7)	-	(17.7)
Amounts reclassified from accumulated other comprehensive loss	3.9	-	(0.4)	3.5
Income tax benefit (expense)	(1.5)	-	0.1	(1.4)
Other comprehensive income (loss)	2.4	(17.7)	(0.3)	(15.6)
Balance at September 30, 2015	$(29.6)	$(48.1)	$0.3	$(77.4)

(1)

Current period amounts for the accrued post-retirement benefit liability are related to the amortization of unrecognized actuarial gains and losses, which is included in net periodic benefit cost for pension and other post-retirement welfare plans. See Note 13.

Note 18—Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts to hedge a portion of its foreign currency exchange rate exposure to forecasted foreign currency denominated cash flows. These instruments are not held for speculative or trading purposes.

For instruments that are designated and qualify as a cash flow hedge, the Company had foreign exchange contracts with maturities less than one year and an aggregate U.S. dollar equivalent notional value of $1.6 million at September 30, 2016. The gross fair value was immaterial at September 30, 2016. No instruments were outstanding as of December 31, 2015. The effective portion of changes in the fair value of the contracts is recorded in accumulated other comprehensive income in the statement of shareholders’ equity and is recognized in operating income when the underlying forecasted transaction impacts earnings.

For instruments that are not designed as a cash flow hedge, the Company had foreign exchange contracts with maturities less than one year and an aggregate U.S. dollar equivalent notional value of $33.5 million and $6.1 million at September 30, 2016 and December 31, 2015, respectively. The gross fair value was immaterial at September 30, 2016 and December 31, 2015. The unrealized gains and losses resulting from these contracts are not significant and are recognized in other expense, net and partially offset corresponding foreign exchange gains and losses on these balances.

The fair value of foreign currency forward contracts is included in other current assets. The fair value was estimated using observable market inputs such as forward and spot prices of the underlying exchange rate pair. Based on these inputs, derivative assets and liabilities are classified as Level 2 in the fair value hierarchy.

Note 19—Subsequent Events

On October 3, 2016, the Company acquired 100% of the equity of Star Aviation, Inc. (“Star Aviation”), for estimated consideration of $82.0 million to be adjusted for a working capital settlement. Star Aviation is a leading provider of design and engineering services, testing and certification work and manufactured products for in-flight connectivity applications on commercial, business and military aircraft. The results of operations of the acquired business will be reported within the Interconnect Technologies segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Carlisle Companies Incorporated (“Carlisle”, the “Company”, “we”, “us” or “our”) is a multi-national company that designs, manufactures, and sells a wide range of products throughout North America, Western Europe, and the Asia Pacific region. We are focused on achieving profitable growth both organically, through new product development, product line extensions, and entering new markets, and through acquisitions of businesses that complement our existing technologies, products, and market channels.  We focus on obtaining profitable growth through: year-over-year improvement in sales, earnings before interest and income taxes (“EBIT”) margins, net earnings and return on invested capital (“ROIC”); reduction of working capital (defined as receivables plus inventories, net of accounts payable) as a percentage of net sales; globalization, and maintenance of a strong and flexible balance sheet. Resources are allocated among the operating companies based on management’s assessment of their ability to obtain leadership positions and competitive advantages in the markets they serve.  We manage our businesses under the following segments:

•	Carlisle Construction Materials (“CCM” or the “Construction Materials segment”);

•	Carlisle Interconnect Technologies (“CIT” or the “Interconnect Technologies segment”);

•	Carlisle Fluid Technologies (“CFT” or the “Fluid Technologies segment”);

•	Carlisle Brake & Friction (“CBF” or the “Brake & Friction segment”); and

•	Carlisle FoodService Products (“CFS” or the “FoodService Products segment”).

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

On October 3, 2016, we acquired Star Aviation, Inc. (“Star Aviation”), for estimated consideration of $82.0 million subject to a working capital settlement.  Star Aviation is a leading provider of design and engineering services, testing and certification work and manufactured products for in-flight connectivity applications on commercial, business and military aircraft. Star Aviation compliments CIT’s highly specialized engineering and design capabilities in the in-flight connectivity market, where we expect further growth opportunities from the demand for retro fit and line fit for satellite connectivity as well as development in emerging connectivity technologies. The results of operations of the acquired business will be reported within the Interconnect Technologies segment beginning in the fourth quarter of 2016.

On June 10, 2016, we acquired 100% of the equity of Micro-Coax, Inc., and Kroll Technologies, LLC, (collectively “Micro-Coax”) for total consideration of $94.8 million, net of $1.5 million cash acquired, inclusive of an estimated working capital settlement. The acquired business is a provider of high-performance, high frequency coaxial wire and cable, and cable assemblies to the defense, satellite, test and measurement, and other industrial markets.  The results of operations of the acquired business are reported within the Interconnect Technologies segment.

On April 1, 2015, we acquired the Finishing Brands business from Graco Inc. (“Graco”) for total cash consideration of $598.9 million.  Beginning in the second quarter 2015, the Company added the reportable segment, Carlisle Fluid Technologies, to report the operations of this business post acquisition.  CFT is a global manufacturer and supplier of finishing equipment and systems serving diverse end markets for paints and coatings, including original equipment (“OE”) automotive, automotive refinishing, aerospace, agriculture, construction, marine, rail, and other industrial applications.

Summary of Consolidated Financial Results

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions, except per share amounts)	2016	2015	Change		2016	2015	Change

Net Sales	$991.0	$973.1	1.8%		$2,781.9	$2,667.0	4.3%
Impairment charges	$141.5	$-	n/a		$141.5	$-	n/a
EBIT	$36.4	$161.8	(77.5)%		$325.9	$376.2	(13.4)%
EBIT Margin	3.7%	16.6%	(1,290)	bps	11.7%	14.1%	(240)	bps
(Loss) income from continuing operations	$(9.5)	$103.6	(109.2)%		$174.3	$237.9	(26.7)%
Diluted EPS from continuing operations	$(0.15)	$1.56	(109.6)%		$2.66	$3.58	(25.7)%

Net sales increased in the third quarter of 2016 primarily due to higher net sales at Interconnect Technologies and Construction Materials, and contribution from acquisitions in the Interconnect Technologies and Fluid Technologies segments.  These increases were partially offset by lower net sales at Brake & Friction, due to continued weakness in off-highway equipment markets tied to lower demand for commodities.

Net sales increased in the first nine months of 2016, compared with the first nine months of 2015, primarily due to revenue from the acquired Finishing Brands business, and higher net sales volume at Construction Materials, reflecting favorable commercial roofing market conditions.  These increases were partially offset by lower net sales at Brake & Friction. CBF’s results are consistent with reported significant sales declines in the construction, mining and aircraft off-highway equipment sectors.

The decrease in EBIT and EBIT margin in the third quarter of 2016 primarily reflects the impairment of goodwill and other intangible assets at our Brake & Friction segment of $141.5 million. Refer to “Critical Accounting Estimates” in this Management Discussion and Analysis for further discussion. The decrease is partially offset by Construction Materials results, with CCM contributing an increase of $16.5 million to EBIT. This increase, over the third quarter of 2015, was driven by favorable raw material dynamics and a relatively stable selling price environment, savings from operating efficiencies through COS and higher net sales volume.

The decrease in EBIT and EBIT margin for the first nine months of 2016 primarily reflects the impairment charge previously noted, partially offset by $73.1 million of contribution from the Construction Materials segment due to lower raw material and labor costs and material usage costs from COS, and the non-recurrence of certain acquisition costs in the Fluid Technologies segment.

Loss (income) from continuing operations and diluted EPS decreased in the third quarter and the first nine months of 2016 primarily due to lower EBIT as a result of the aforementioned factors.

We generated $355.1 million in operating cash flows in the first nine months of 2016.  We utilized cash on hand and cash provided by operations to fund acquisitions, fund capital projects, make debt payments, repurchase shares of our common stock, and pay dividends to shareholders.

For a more in-depth discussion of the results discussed in this “Executive Overview” and “Summary of Consolidated Results,” please refer to “Financial Reporting Segments” presented later in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Results of Operations

Net Sales

	Three Months Ended September 30,			Acquisition	Volume	Price	Exchange
(in millions)	2016	2015	Change	Effect	Effect	Effect	Rate Effect

Net sales	$991.0	$973.1	1.8%	1.0%	2.4%	(1.4)%	(0.2)%

	Nine Months Ended September 30,			Acquisition	Volume	Price	Exchange
(in millions)	2016	2015	Change	Effect	Effect	Effect	Rate Effect

Net sales	$2,781.9	$2,667.0	4.3%	2.9%	3.3%	(1.8)%	(0.1)%

The increase in net sales in the third quarter of 2016 primarily reflects higher demand for our commercial roofing, commercial aerospace, and medical technology, partially offset by lower demand for our brake and friction products from weakness in the global construction and mining markets.  The increase in net sales from acquired businesses in the third quarter of 2016 reflects contribution of $9.9 million from the acquisitions of Micro-Coax in the Interconnect Technologies segment and MS Oberflächentechnik AG (“MS” or “MS Powder”) in the Fluid Technologies segment.

The increase in net sales from acquired businesses in the first nine months of 2016 primarily reflects contribution of $61.2 million from the acquisitions of Finishing Brands and MS in the Fluid Technologies segment.  The increase in net sales primarily reflects higher demand for our commercial roofing, commercial aerospace, and medical technology products, partially offset by lower demand for our brake and friction products.  The negative impact of price to net sales primarily reflects lower selling price for our commercial roofing and interconnect product lines.

Gross Margin

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2016	2015	Change	2016	2015	Change

Gross profit	$323.6	$295.5	9.5%	$890.2	$753.9	18.1%
Gross margin	32.7%	30.4%		32.0%	28.3%

The increase in gross margin (gross profit expressed as a percentage of net sales) in the third quarter and first nine months of 2016 was driven by favorable raw material dynamics, savings from the Carlisle Operating System (COS), and higher net sales volume.

Selling and Administrative Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2016	2015	Change	2016	2015	Change

Selling and administrative expenses	$135.6	$121.7	11.4%	$391.2	$345.4	13.3%
As a percentage of net sales	13.7%	12.5%		14.1%	13.0%

Selling and administrative expense, as a percentage of net sales, increased in the third quarter of 2016 primarily due to higher staffing and performance-based incentive compensation costs at Construction Materials, and expenses to relocate administrative functions at Corporate and Fluid Technologies of $0.8 million and $0.7 million, respectively. The increase in selling and administrative expenses also included incremental contributions from the Micro-Coax acquisition at Interconnect Technologies of $2.3 million.

Selling and administrative expense in the first nine months of 2016, as a percentage of sales, increased primarily due to incremental administrative expenses from acquired businesses, principally the Finishing Brands business, as well as the aforementioned factors. The selling and administrative costs from the acquired Finishing Brands business include non-cash amortization of acquired customer relationship intangible assets.  During the first nine months of 2016, expenses to relocate administrative functions at Fluid Technologies and Corporate were $3.6 million and $1.9 million, respectively.

Research and Development Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2016	2015	Change	2016	2015	Change

Research and development expenses	$12.3	$11.3	8.8%	$35.6	$31.0	14.8%
As a percentage of net sales	1.2%	1.2%		1.3%	1.2%

The increase in research and development expenses in the third quarter and first nine months of 2016 reflects increased activities related to new product development, primarily at our Interconnect Technologies segment.

Impairment of Goodwill and Intangible Assets

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2016	2015	Change		2016	2015	Change
Impairment charges	$141.5	$-	n/a	%	$141.5	$-	n/a	%
As a percentage of net sales	14.3%	-%			5.1%	-%

Our Brake & Friction segment’s net sales continued to decline in the third quarter of 2016, due to continued weakness in off-highway equipment markets tied to lower demand for commodities.  While we have been optimistic for a recovery, recent indicators point to a longer period before CBF’s markets are expected to recover. Therefore, we recognized impairment charges of $141.5 million.  Refer to “Critical Accounting Estimates” in this Management Discussion and Analysis for further discussion.

Other (Income) Expense, net

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2016	2015	Change	2016	2015	Change

Other (income) expense , net	$(2.2)	$0.7	414.3%	$(4.0)	$1.3	407.7%

The increase in other income in the third quarter and first nine months of 2016 primarily reflects gain on sales of assets.

EBIT (Earnings Before Interest and Taxes)

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2016	2015	Change	2016	2015	Change

EBIT	$36.4	$161.8	(77.5)%	$325.9	$376.2	(13.4)%
EBIT Margin	3.7%	16.6%		11.7%	14.1%

The decrease in EBIT and EBIT margin in the third quarter and first nine months of 2016, versus the prior year periods, reflects the goodwill and other intangible asset impairment charges of $141.5 million taken in the third quarter of 2016. Partially offsetting this reduction, is lower raw material costs, lower labor and material usage costs from COS, and the non-recurrence of acquisition related costs in the Fluid Technologies segment of $9.3 million for the first nine months of 2016, each as further discussed above.

Interest Expense, net

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2016	2015	Change	2016	2015	Change

Interest expense	$7.9	$8.8		$25.2	$26.1
Interest income	(0.4)	(0.1)		(1.1)	(0.5)
Interest expense, net	$7.5	$8.7	(13.8)%	$24.1	$25.6	(5.9)%

The decrease in interest expense, net during the third quarter and the first nine months of 2016 reflects the August 2016 retirement of our $150.0 million senior unsecured note that had a stated interest rate of 6.125%.

Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2016	2015	Change	2016	2015	Change

Income tax expense	$38.4	$49.5	(22.4)%	$127.5	$112.7	13.1%
Effective tax rate	132.9%	32.3%		42.2%	32.1%

The increase in our effective tax rate for the third quarter of 2016 is primarily due to the impairment charges of $141.5 million at our Brake & Friction segment.

The effective income tax rate on continuing operations for the first nine months of 2016 reflects our anticipated annual effective tax rate of 42.5% and a year-to-date net discrete tax benefit of $0.8 million. The effective income tax rate on continuing operations for the first nine months of 2015 included a year-to-date net discrete tax benefit of $3.3 million.

The anticipated rate of 42.5% includes the impact of the $141.5 pre-tax goodwill and other intangible asset impairment charges, for which we anticipate recognizing a tax benefit of approximately $8.9 million.

(Loss) Income from Continuing Operations and Net (Loss) Income

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except per share amounts)	2016	2015	Change	2016	2015	Change
(Loss) income from continuing operations	$(9.5)	$103.6	(109.2)%	$174.3	$237.9	(26.7)%
EPS
Basic	$(0.15)	$1.59	(109.4)%	$2.69	$3.64	(26.1)%
Diluted	(0.15)	1.56	(109.6)%	2.66	3.58	(25.7)%

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except per share amounts)	2016	2015	Change	2016	2015	Change

Net (loss) income	$(9.8)	$103.6	(109.5)%	$173.9	$237.9	(26.9)%
EPS
Basic	$(0.15)	$1.59	(109.4)%	$2.69	$3.64	(26.1)%
Diluted	(0.15)	1.56	(109.6)%	2.66	3.58	(25.7)%

The decrease in (loss) income from continuing operations, as well as, net income in the third quarter and first nine months of 2016, as compared to 2015, primarily reflects goodwill and intangible asset impairment charges at our Brake & Friction segment, as well as, impacts to EBIT from the aforementioned factors.

Financial Reporting Segments

Carlisle Construction Materials (“CCM”)

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change	Change			Change	Change
(in millions)	2016	2015	$	%	2016	2015	$	%

Net sales	$578.2	$570.1	$8.1	1.4%	$1,564.4	$1,519.0	$45.4	3.0%
EBIT	$132.0	$115.5	$16.5	14.3%	$337.4	$264.3	$73.1	27.7%
EBIT Margin	22.8%	20.3%			21.6%	17.4%

CCM’s net sales growth in the third quarter and the first nine months of 2016 reflects strong demand in the United States (“U.S.”) for commercial roofing and insulation applications, partially offset by lower selling price and lower international demand.

CCM’s EBIT and EBIT margin in the third quarter and first nine months of 2016 increased reflecting favorable raw material dynamics and a relatively stable selling price, savings from operating efficiencies through COS and higher net sales volume.

CCM’s net sales and EBIT are generally higher in the second and third quarters of the year due to increased construction activity during these periods.  CCM’s commercial roofing business is comprised predominantly of net sales from reroofing, which derives demand from a large base of installed roofs requiring replacement in a given year, and less extensively from roofing for new commercial construction.  Demand for commercial insulation products is also driven by increased enforcement of building codes related to energy efficiency.  Growth in demand in the commercial construction market can be negatively impacted by changes in fiscal policy and increases in interest rates.  The availability of labor to fulfill installations may also be a constraint on growth in the commercial roofing market.

CCM recently announced a 5% price increase on its polyiso insulation applications to cover increased raw material costs, effective January 1, 2017.

CCM’s ability to maintain current selling price and volume levels is subject to significant competition, in particular from competitors that have added manufacturing capacity of commercial roofing and commercial insulation products, as a result of lower raw material costs. Raw material input costs have declined from historical levels due to lower crude oil and related commodity pricing; however, selling price pressure may negatively impact CCM’s ability to maintain current EBIT margin levels.

Carlisle Interconnect Technologies (“CIT”)

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change	Change			Change	Change
(in millions)	2016	2015	$	%	2016	2015	$	%

Net sales	$218.2	$202.3	$15.9	7.9%	$624.3	$595.0	$29.3	4.9%
EBIT	$42.2	$41.2	$1.0	2.4%	$118.4	$111.8	$6.6	5.9%
EBIT Margin	19.3%	20.4%			19.0%	18.8%

CIT’s net sales growth in the third quarter of 2016 primarily reflects contribution from Micro-Coax and high-single digit growth in commercial aerospace and growth in medical applications.  The acquisition of Micro-Coax on June 10, 2016 contributed $9.0 million to net sales in the third quarter. Net sales in CIT’s aerospace market increased approximately 7.7% on higher demand for in-flight entertainment and connectivity applications (“IFEC”) and net sales in the medical market increased approximately 10.4% due to higher demand and new product development. These increases were partially offset by a decline in net sales in the test and measurement and defense market.

CIT’s net sales growth for the first nine months of 2016 primarily reflects higher demand for aerospace and medical technology applications, partially offset by lower pricing.  Net sales in CIT’s aerospace and medical markets increased by 4.8% and 8.1%, respectively, due to higher demand.  These increases were partially offset by a decline in sales in the defense, industrial and test and measurement markets.

CIT’s EBIT increased in the third quarter and first nine months of 2016 primarily due to higher net sales volume led by record IFEC demand, and lower material usage costs from COS, partially offset by lower selling price.  CIT’s EBIT margin decrease was partially attributable to non-recurring charges incurred during the third quarter and first nine months of 2016. Included in CIT’s EBIT for the third quarter and first nine months of 2016 was $1.2 million and $2.4 million, respectively, in plant startup costs for its new facility in Dongguan, China, to expand manufacturing capacity for its medical technology applications.  Also included in CIT’s EBIT for the third quarter and first nine months of 2016 was $1.2 million and $2.1 million, respectively, in expense, related to the acquisitions of Micro-Coax and Star Aviation, primarily related to additional costs associated with inventory amortization.

As part of our growth strategy for the medical market, we started production at our new manufacturing facility in Dongguan, China.  Production at this state-of-the-art facility will ramp up over the next year, as we integrate facilities to create efficiencies in our Asia operations, to meet demand expectations in the medical market.  CIT has also increased research and development expense for its new in-flight satellite connectivity application.

On October 3, 2016, we acquired Star Aviation for $82.0 million, which complements CIT’s highly specialized engineering and design capabilities in the in-flight connectivity market. Star Aviation’s specialized engineering and design capabilities will add to CIT’s new product development in the commercial aerospace connectivity market.

Demand for CIT’s connectivity applications in the commercial aerospace market is dependent on increased production for new commercial aircraft as well as higher demand for in-flight connectivity applications used in both installed aircraft seating and through personal mobile devices using wireless connectivity (Wi-Fi) access.  One of CIT’s customers, for which it supplies IFEC interconnect components, comprises approximately 23.7% of CIT’s net sales.  A significant reduction in purchases by this customer could have a material adverse effect on CIT’s business, financial condition, results of operations, or cash flows. Net sales growth for all of CIT’s primary end markets is also dependent upon CIT’s continual execution of new product development to meet demand for high technology products.

Carlisle Fluid Technologies (“CFT”)

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change	Change			Change	Change
(in millions)	2016	2015	$	%	2016	2015	$	%

Net sales	$69.0	$67.9	$1.1	1.6%	$198.4	$129.6	$68.8	53.1%
EBIT	$9.5	$10.1	$(0.6)	(5.9)%	$23.7	$9.1	$14.6	160.4%
EBIT Margin	13.8%	14.9%			11.9%	7.0%

On April 1, 2015, we completed the acquisition of the Finishing Brands business from Graco, which resulted in the addition of the Fluid Technologies reportable segment. In February 2016, we acquired MS Powder as part of efforts to broaden CFT’s product portfolio.

At CFT, net sales increased 1.6% in the third quarter of 2016 primarily due to contributions from MS Powder.  In addition to MS Powder, the increase was also attributable to higher demand in U.K. and China, which was partially offset by a large systems order from last year that did not repeat.

CFT’s net sales growth for the first nine months of 2016, compared with the first nine months of 2015, primarily reflects the contribution from the Finishing Brands acquisition of $60.9 million in the first quarter of 2016.

CFT’s EBIT margin in the third quarter of 2016 declined from the prior year due to ongoing integration activities centered on investment in staffing, footprint rationalization, and vertical integration which are expected to continue through the remainder of 2016.

CFT’s EBIT increase for the first nine months of 2016, compared with the first nine months of 2015, primarily reflects the non-recurrence of $9.3 million of acquisition related costs in the first nine months of 2015, as well as the Finishing Brands acquisition contribution to EBIT of $6.9 million in the first quarter of 2016.  Included in CFT’s EBIT in the first nine months of 2016 is also $3.1 million in restructuring expense for consolidation and relocation activities, net of gain on sale of assets.

A portion of CFT’s annual net sales are for the development and assembly of large fluid handling or other application systems projects.  Net sales volumes at CFT are generally lower in the first and second quarters of the year, versus the remaining quarters in the year, due to timing of large systems orders and customer buying patterns.  In addition, the timing of system sales can cause significant year over year sales variances.

Approximately 60% of CFT’s sales are outside the U.S., a significant amount of which represent net sales into Asia and Europe.  CFT’s ability to increase net sales could be impacted by slowing growth in Asia and challenging economic conditions in Europe, including uncertainty following the June 23, 2016 referendum in the United Kingdom to exit the European Union (“EU”).  A significant portion of CFT’s operating earnings are generated by its subsidiaries in the United Kingdom, Japan, and China, operating in the British Pound, Japanese Yen, and Chinese Renminbi, respectively.  The results of these subsidiaries’ operations are translated and reported within our consolidated results in U.S. Dollars.  Consistent declines in the currencies for these countries, versus the U.S. Dollar, could negatively impact CFT’s U.S. Dollar reported results for both net sales and EBIT.  Overall, CFT’s results are subject to foreign exchange fluctuations of the U.S. Dollar versus the British Pound, Japanese Yen, Chinese Renminbi, Euro, Mexican Peso, Brazilian Real, and Australian Dollar. To mitigate some of the risk related to fluctuations in foreign currency, specifically the Euro, CFT entered into cash flow hedging arrangements, in October 2016, to hedge a portion of its 2017 Euro denominated sales. Refer to Note 18 for further information.

Carlisle Brake & Friction (“CBF”)

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change	Change			Change	Change
(in millions)	2016	2015	$	%	2016	2015	$	%

Net sales	$62.6	$70.7	$(8.1)	(11.5)%	$207.9	$242.1	$(34.2)	(14.1)%
EBIT	$(141.3)	$0.5	$(141.8)	n/a	$(132.8)	$16.8	$(149.6)	(890.5)%
EBIT Margin	(225.7)%	0.7%			(63.9)%	6.9%

CBF’s net sales declined 11.5% in the third quarter due to continued weakness in off-highway equipment markets dependent on and tied to lower demand for commodities.  Sales to the agriculture market were relatively flat in the quarter.

For the first nine months of 2016, CBF’s net sales declined due to continued weakness in off-highway equipment markets as previously noted.  The lower net sales were primarily due to declines in the construction, mining, and aircraft braking markets of 17.6%, 15.9%, and 17.4%, respectively. Sales to the agriculture market contributed 3.5% to the reduction of sales during the first nine months of 2016.

While we have been optimistic for a recovery, recent indicators point to a longer period before CBF’s markets are expected to recover.  Given these conditions, during the quarter, we recognized goodwill and other intangible asset impairment charges of $141.5 million, resulting in an EBIT loss of $141.3 million for the third quarter of 2016 and $132.8 million for the first nine months of 2016.  Refer to Critical Accounting Estimates in this Management Discussion and Analysis for further discussion.

CBF’s EBIT and EBIT margin decline in the third quarter and first nine months of 2016 was impacted by goodwill and intangible asset impairment charges as discussed above and higher per unit costs resulting from lower capacity utilization due to lower net sales volume, partially offset by cost reduction actions.

Throughout this downturn, CBF has aggressively addressed its challenging markets by realigning its cost structure.  CBF has reduced headcount and reduced its non-production related operating expenses. CBF remains focused on new sources of revenue, cost reduction, operational efficiency and positive cash flow generation; however, demand for CBF’s off-highway applications for heavy industrial equipment in construction and mining remains depressed and may decline further due to slowing growth in China, lower demand for commodities, and uncertainty in the European region following the United Kingdom’s June 23, 2016 referendum to exit the EU.

A significant portion of CBF’s operating earnings are generated by its subsidiaries in Italy and the United Kingdom, selling and operating in the Euro and British Pound, respectively.  The results of these subsidiaries’ operations are translated and reported within our consolidated results in U.S. Dollars.  Consistent declines in the Euro or the British Pound versus the U.S. Dollar could negatively impact CBF’s U.S. Dollar reported results for both net sales and EBIT.  To mitigate some of the risk related to fluctuations in foreign currency, specifically the Euro and U.S. Dollar, CBF entered into cash flow hedging arrangements to hedge a portion of their Euro denominated sales and U.S. Dollar denominated purchases (refer to Note 18 for further discussion).

Carlisle FoodService Products (“CFS”)

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change	Change			Change	Change
(in millions)	2016	2015	$	%	2016	2015	$	%

Net sales	$63.0	$62.1	$0.9	1.4%	$186.9	$181.3	$5.6	3.1%
EBIT	$9.0	$7.7	$1.3	16.9%	$24.3	$20.3	$4.0	19.7%
EBIT Margin	14.3%	12.4%			13.0%	11.2%

CFS’s net sales growth in the third quarter of 2016 primarily reflects higher demand in the janitorial/sanitation market due to higher equipment demand, contributing an increase of 7.6%, compared with the third quarter of 2015.  The healthcare market increased by 3.0%, compared with the third quarter of 2015. Net sales to the foodservice market remained relatively stable.

CFS’s net sales growth for the first nine months of 2016 primarily reflects higher demand in the foodservice products market.  Net sales to the foodservice market increased by 6.3% reflecting increased sales to larger accounts and national chains and improvements from new sales initiatives.  Net sales to the janitorial/sanitation market increased by 3.1% due to higher demand for waste handling products. These increases were partially offset by lower net sales of 3.1% to the healthcare market.

CFS’s EBIT and EBIT margin increase in the third quarter and first nine months of 2016 primarily reflects improved sales prices, higher net sales volume, lower raw material costs, and lower labor and material usage costs from COS.

Sales CFS’s healthcare market can be impacted by timing of larger equipment orders that can cause year-over-year variances.

Corporate

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change	Change			Change	Change
(in millions)	2016	2015	$	%	2016	2015	$	%
Corporate expenses	$15.0	$13.2	$1.8	13.6%	$45.1	$46.1	$(1.0)	(2.2)%
As a percentage of net sales	1.5%	1.4%			1.6%	1.7%

The increase in corporate expense in the third quarter of 2016 primarily reflects an increase in other employee related expenses, as well as $0.8 million of higher personnel costs to relocate administrative functions to our new headquarters in Scottsdale, AZ.

The decrease in corporate expense in the first nine months of 2016 primarily reflects reduced stock-based compensation expense reflecting the change in our CEO on December 31, 2015 and the non-recurrence of $1.4 million in transactions costs related to the acquisition of Finishing Brands in the prior year.  The former CEO’s 2015 awards were fully expensed at grant, due to his attainment of retirement eligibility prior to the award being granted.  The current CEO’s awards are expensed over the service period of three years.  The reduction in expenses is partially offset by $1.9 million of increased staff related costs and expenses pertaining to the corporate relocation, as well as an increase in other employee related expenses.

Corporate expenses are largely comprised of compensation, benefits, and travel expense for the corporate office staff, business development costs, and certain compliance costs not allocated to the segments. Corporate expense also includes certain gains and losses related to employee benefit obligations that are not allocated to the segments, such as pension and post-employment benefit obligation settlements and curtailment charges, as well as gains and losses associated with workers’ compensation obligations.

Liquidity and Capital Resources

We maintain liquidity sources primarily consisting of cash and cash equivalents and availability under our unused revolving credit facility.  As of September 30, 2016, we had $355.4 million of cash on hand, of which $129.2 million was located in wholly-owned subsidiaries of the Company outside the U.S.  Cash held by subsidiaries outside the U.S. is held in U.S. Dollars or in the currency of the country in which it is located.  It is our intention to use cash held outside the U.S. to fund the operating activities of our foreign subsidiaries, to make further investments in our foreign operations, and to invest in additional growth opportunities for the Company through acquisitions.  Cash outside the U.S. is generally held in deposit accounts with banking institutions that are parties to our credit facility. The majority of these accounts are at bank subsidiaries that are owned by U.S. corporate banks.  Repatriation of cash held by foreign subsidiaries may require the accrual and payment of taxes in the U.S.; however, consistent with our unremitted earnings assertion, we consider such related cash to be permanently reinvested in our foreign operations and our current plans do not demonstrate a need, nor do we plan, to repatriate such cash to fund U.S. operations and financing activities.  We plan to continue to invest in our international business and potential acquisitions to achieve our stated goal of 30% of net sales outside of the U.S.

In addition, cash held by subsidiaries in China is subject to local laws and regulations that require government approval for conversion of such cash to and from U.S. Dollars, as well as for transfer of such cash to entities that are outside of China.  As of September 30, 2016, we had cash and cash equivalents of $32.7 million located in wholly owned subsidiaries of the Company within China.

Sources and Uses of Cash and Cash Equivalents

	Nine Months Ended September 30,
(in millions)	2016	2015
Net cash provided by operating activities	$355.1	$352.9
Net cash used in investing activities	(179.6)	(647.5)
Net cash used in financing activities	(231.7)	(78.3)
Effect of foreign currency exchange rate changes on cash	0.9	(3.5)
Change in cash and cash equivalents	$(55.3)	$(376.4)

The increase in net cash provided by operating activities in the first nine months of 2016 was primarily attributable to increased sales volume, partially offset by an increase in cash used by working capital. Working capital cash uses of $37.6 million in the first nine months of 2016, versus working capital sources of $14.5 million in the first nine months of 2015, primarily reflect timing of accrued expenses payments.

The cash used in investing activities of $179.6 million for the first nine months of 2016, primarily reflects cash utilized of $95.0 million, net of cash acquired, for the acquisition of Micro-Coax in the Interconnect Technologies segment and cash utilized of $8.1 million, net of cash acquired, for the acquisition of MS Powder, in the Fluid Technologies segment.  Cash used in investing activities of $647.5 million for the first nine months of 2015, primarily reflects cash utilized of $598.9 million, net of cash acquired, for the acquisition of Finishing Brands. We expect our full year 2016 capital expenditures to be approximately $110 million.

The cash used in financing activities of $231.7 million in the first nine months of 2016, reflects payment of $150.0 million on bonds that matured during the quarter, dividend payments and cash utilized for share repurchases.  The Company’s systematic share repurchase program began in February 2015, and the Board of Directors authorized an additional 4.1 million shares under this program in September 2016.

Debt Instruments and Covenants

At September 30, 2016, we had all of our $600 million revolving credit facility available. We did not incur any borrowings under the revolving credit facility during the first nine months of 2016. We have senior unsecured notes outstanding of $250 million due 2020 (at a stated interest rate of 5.125%), and $350 million due 2022 (at a stated interest rate of 3.75%) that are rated BBB by Standard & Poor’s and Baa2 by Moody’s.  We view our debt to capital ratio (defined as short-term debt plus long-term debt divided by the sum of total shareholders’ equity, long-term debt and short-term debt) as an important indicator of our ability to utilize debt in financing acquisitions. As of September 30, 2016, our debt to capital ratio was 19.6%.

During August 2016, we utilized cash on hand to repay the outstanding balance on our senior unsecured note outstanding of $150.0 million (at a stated interest rate of 6.125%).

We anticipate we will have sufficient cash on hand as well as available liquidity under our revolving credit facility to pay outstanding principal balances of our existing notes by the respective maturity dates.  If these sources of liquidity have been used for other strategic purposes by the time of maturity, we would obtain additional liquidity by accessing the capital markets to repay the outstanding balance.

Under the Company’s various debt and credit facilities, the Company is required to meet various restrictive covenants and limitations, including limitations on leverage ratios, interest coverage, and limits on outstanding debt balances held by certain subsidiaries. The Company was in compliance with all covenants and limitations as of September 30, 2016 and December 31, 2015.

Critical Accounting Estimates

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the U.S., the Company’s management must make informed decisions which impact the reported amounts and related disclosures.  Such decisions include the selection of the appropriate accounting principles to be applied and assumptions on which to base estimates and judgments that affect the reported amounts of assets, liabilities, sales revenue and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, inventory valuation, deferred revenue and extended product warranties, goodwill and indefinite-lived intangible assets, valuation of long-lived assets, and income taxes.  The Company bases its estimates on historical experience, terms of existing contracts, our observation of trends in the industry, information provided by our customers, and information available from other outside sources, that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions.  Management believes the critical accounting estimates described in Part II, Item 7 of the Company’s 2015 Form 10-K, as updated below, are the most important to the fair presentation of the Company’s financial conditions and results of operations.  These estimates require management’s most significant judgments in the preparation of our Consolidated Financial Statements.

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

During 2016, the CBF reporting unit experienced lower than expected sales, primarily in the construction and mining industries. Management considered these results and the potential long-term effect of market conditions on the operations of the CBF reporting unit and determined that an indicator of possible impairment existed. During the first and second quarters of 2016, management determined that the fair values of the trade names within the CBF reporting unit exceeded their carrying values. However, as a result of the interim impairment test performed during the third quarter of 2016, management determined that the fair value of the Wellman® trade name within the CBF reporting unit did not exceed its carrying value.  The primary assumptions that drive fair value related to trade names include:

•	Future revenue generated by product sales that utilize the trade name
•	Royalty rate that would be paid if the asset were licensed from a third party
•	Discount rate utilized, which reflects the associated industry weighted-average cost of capital (discussed below) plus a single asset risk premium

This interim impairment test resulted in an impairment charge for the Wellman® trade name of $11.5 million in the CBF segment for the three and nine month periods ended September 30, 2016.

Goodwill

Goodwill is not amortized but is tested annually, or more often, if impairment indicators are present, for impairment at a reporting unit level.  There have been no changes to our determination of reporting units since our most recent annual impairment test.

We estimate the fair value of our reporting units primarily based on the income approach utilizing the discounted cash flow method. We also utilize fair value estimates derived from the market approach utilizing the public company market multiple method to validate the results of the discounted cash flow method, which requires us to make assumptions about the applicability of those multiples to our reporting units. The discounted cash flow method requires us to estimate future cash flows and discount those amounts to present value. The key assumptions that drive fair value include:

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

During 2016, the CBF reporting unit continued to experience declining sales due to the overall market conditions of the industries it serves. The decline is primarily attributable to lowered projected revenues and EBIT margins, as a result of lower expectations of recovery in CBF’s various end markets.  Upon review of CBF's 2016 financial performance and its end market projections as of the third quarter of 2016, management determined that a triggering event had occurred and performed step one of the goodwill impairment analysis, and as a result, concluded that the carrying value of the CBF reporting unit was approximately 25% greater than its fair value.  Management then performed a step two analysis to measure the amount of the impairment. This analysis required management to allocate the fair value of the CBF reporting unit to its underlying assets and liabilities, both recognized and unrecognized, based on their estimated fair values with any residual amount treated as the implied value of goodwill.  The analysis resulted in the Company recognizing a goodwill impairment charge of $130.0 million in the third quarter of 2016 in income from continuing operations.  The carrying value of goodwill at the CBF reporting unit after the impairment charge is $96.5 million as of September 30, 2016.

While we believe our conclusions regarding the estimates of fair value of the CBF reporting unit, its underlying assets and liabilities and the Wellman® trade name are appropriate, these estimates are subject to uncertainty and by nature include judgments and estimates regarding various factors including the rate and extent of recovery in the markets that CBF serves, the realization of future sales price increases, fluctuations in exchange rates, fluctuations in price and availability of key raw materials, future operating efficiencies, and discount rates.   If our adjusted expectations of recovery, both in size and timing, in CBF’s end markets do not materialize, or the WACC increases (based on increases in interest rates, market rates of return, and market volatility), the Company may be required to record additional intangible asset and goodwill impairment charges, which could be material.

See Note 10 to the Condensed Consolidated Financial Statements in Item 1 for more information regarding goodwill.

New Accounting Pronouncements

See Note 2 to the Condensed Consolidated Financial Statements for information related to accounting pronouncements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 outlines a single, comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance issued by the FASB, including industry specific guidance. ASU 2014-09 provides accounting guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts with customers to provide goods and services. The guidance also provides a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets, such as property and equipment, including real estate. ASU 2014-09 is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2017. The new standard must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. ASU 2014-09 also requires entities to disclose both quantitative and qualitative information to enable users of the financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Given the diversity of our business segments, we are continuing to assess the potential impact of adopting the standard on our financial statements. We have not determined whether we will utilize the full retrospective or the modified retrospective approach.

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

ASU 2016-09 is effective for annual reporting periods, including interim periods within those periods, beginning after December 15, 2016.  We are in the process of determining the impact of adopting the standard on our financial statements. However, we do not expect the adoption to have a material impact on our consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes in the Company’s market risk for the period ended September 30, 2016. For additional information, refer to Item 7A of the Company’s 2015 Annual Report on Form 10-K.

Item 4. Controls and Procedures

(a) Under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation and as of September 30, 2016, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective.

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

Item 1A. Risk Factors

During the nine months ended September 30, 2016, there were no material changes to the risk factors disclosed in “PART I—Item 1A. Risk Factors” of the Company’s 2015 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the repurchase of common stock during the three months ended September 30, 2016:

			Total Number
			of Shares
			Purchased as	Maximum Number
			Part of Publicly	of Shares that May
	Total Number	Average Price	Announced	Yet Be Purchased
	of Shares	Paid Per	Plans or	Under the Plans or
Period	Purchased (2)	Share	Programs	Programs(1)
July 2016	108,400	$104.74	108,400	949,684
August 2016	45,995	$105.21	45,995	903,689
September 2016	42,000	$101.82	42,000	4,961,689
Total	196,395		196,395

(1)

Represents the number of shares that can be repurchased under the Company’s stock repurchase program. The stock repurchase program was originally approved on November 3, 1999, and was reactivated on August 17, 2004.  At the time of the adoption, the Company had the authority to purchase 741,890 split-adjusted shares of common stock.  The Board of Directors authorized the repurchase of an additional 2,500,000 shares, 1,400,000 shares and 4,100,000 shares of the Company’s common stock on August 1, 2007, February 12, 2008 and September 12, 2016, respectively.

(2)

The Company may also reacquire shares outside of the repurchase program from time to time in connection with the forfeiture of shares in satisfaction of tax withholding obligations from the vesting of share-based compensation. There were no shares reacquired in transactions outside of the repurchase program during the three months ended September 30, 2016.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-Q	Form	File No.	Date Filed

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	X
32.1	Section 1350 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.1	Interactive Data File.	X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Carlisle Companies Incorporated

October 27, 2016
	By:	/s/ Steven J. Ford
Name: Steven J. Ford
Title: Vice President and Chief Financial Officer