Form 10-K
period 2016-12-31
CARLISLE COMPANIES INC
filed 2017-02-13
CIK 790051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

www.carlisle.com

Commission file number 1‑9278

CARLISLE COMPANIES INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	31‑1168055
(State of incorporation)	(I.R.S. Employer I.D. No)
(480) 781-5000
(Telephone Number)

16430 North Scottsdale Road, Suite 400, Scottsdale, Arizona 85254
(Address of principal executive office)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $1 par value	New York Stock Exchange
Preferred Stock Purchase Rights, $1 par value	New York Stock Exchange

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non‑accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the shares of common stock of the registrant held by non‑affiliates was approximately $6.7 billion based upon the closing price of the common stock on the New York Stock Exchange on June 30, 2016.

As of February 9, 2017, 64,566,037 shares of common stock of the registrant were outstanding;

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2017 are incorporated by reference in Part III.

Part I

Item 1.  Business.

Overview

Carlisle Companies Incorporated (“Carlisle”, the “Company”, “we”, “us” or “our”) was incorporated in 1986 in Delaware as a holding company for Carlisle Corporation, whose operations began in 1917, and its wholly‑owned subsidiaries. Carlisle is a diversified manufacturing company consisting of five segments that manufacture and distribute a broad range of products. Additional information is contained in Items 7 and 8.

Our executive offices are located at 16430 North Scottsdale Road, Suite 400, Scottsdale, Arizona 85254. The Company’s main telephone number is (480) 781‑5000. Our Company website is www.carlisle.com, through which (found in the “Investor Relations” link), we make available, free of charge, our Annual Report on Form 10‑K, Quarterly Reports on Form 10‑Q and Current Reports on Form 8‑K and all amendments to those reports, as soon as reasonably practicable after these reports are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”).

Management Philosophy/Business Strategy

We strive to be the market leader of highly‑engineered products in the various markets we serve. We are dedicated to achieving low‑cost positions and providing service excellence based on, among other things, superior quality, on‑time delivery, and short cycle times.

The presidents of the various operating companies are given considerable autonomy and have a significant level of independent responsibility for their businesses and their performance. The Company believes that this structure encourages entrepreneurial action and enhances responsive decision making thereby enabling each operation to better serve its customers and react quickly to its customers’ needs.

Our executive management role is to (i) provide general management oversight and counsel, (ii) manage the Company’s portfolio of businesses including identifying acquisition candidates and assisting in acquiring candidates identified by the operating companies, as well as identifying businesses for divestiture in an effort to optimize the portfolio, (iii) allocate and manage capital, (iv) evaluate and motivate operating management personnel, and (v) provide selected other services.

The Company utilizes its Carlisle Operating System (“COS”), a manufacturing structure and strategy deployment system based on lean enterprise and six sigma principles, to drive operational improvements. COS is a continuous improvement process that defines the way the Company does business. Waste is eliminated and efficiencies improved enterprise wide, allowing us to increase overall profitability. Improvements are not limited to production areas, as COS is also driving improvements in new product innovation, engineering, supply chain management, warranty, and product rationalization. COS has created a culture of continuous improvement across all aspects of our business operations.

The Company has a long‑standing acquisition strategy. Traditionally, we have focused on strategic acquisitions or acquiring new businesses that can be added to existing operations. In addition, the Company considers acquiring new businesses that can operate independently from other Carlisle companies. Factors considered in making an acquisition include consolidation opportunities, technology, customer dispersion, operating capabilities, and growth potential. We acquired three businesses during 2016, which complement our existing Interconnect Technologies and Fluid Technologies segments, and acquisitions in 2017 that will expand our FoodService Products and Construction Materials segments. We have also pursued the sale of operating divisions when it is determined they no longer fit within the Company’s long‑term goals or strategy.

For more details regarding acquisitions of the Company’s businesses during the past three years, see “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Acquisitions” and Note 3 to the Consolidated Financial Statements in Item 8.

Information on the Company’s revenues, earnings, and identifiable assets from continuing operations by segment for the last three fiscal years is as follows:

Financial Information about Segments

(in millions)	2016	2015	2014
Net Sales to Unaffiliated Customers
Carlisle Construction Materials	$2,052.6	$2,002.6	$1,935.4
Carlisle Interconnect Technologies	834.6	784.6	669.1
Carlisle Fluid Technologies	269.4	203.2	-
Carlisle Brake & Friction	268.6	310.2	355.3
Carlisle FoodService Products	250.2	242.6	244.2
Total	$3,675.4	$3,543.2	$3,204.0

Earnings Before Interest and Income Taxes
Carlisle Construction Materials	$430.5	$351.1	$268.8
Carlisle Interconnect Technologies	144.4	141.6	132.2
Carlisle Fluid Technologies	33.1	20.8	-
Carlisle Brake & Friction (1)	(135.7)	17.3	26.8
Carlisle FoodService Products	31.5	27.3	29.6
Corporate (2)	(62.7)	(56.2)	(49.1)
Total	$441.1	$501.9	$408.3

Identifiable Assets (3)
Carlisle Construction Materials	$891.6	$899.2	$915.1
Carlisle Interconnect Technologies	1,446.3	1,264.0	1,296.3
Carlisle Fluid Technologies	640.9	659.5	-
Carlisle Brake & Friction	389.9	553.0	591.3
Carlisle FoodService Products	206.1	199.0	198.4
Corporate (4)	391.0	376.2	753.8
Total	$3,965.8	$3,950.9	$3,754.9

(1)	Includes $141.5 million goodwill and intangible asset impairment. See Note 10 to the Consolidated Financial Statements in Item 8.
(2)	Includes general corporate expenses.
(3)	Prior year amounts were reclassified to reflect the adoption of ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. See Note 1 to the Consolidated Financial Statements in Item 8.
(4)	Consists primarily of cash and cash equivalents, deferred taxes, and other invested assets.

Description of Businesses by Segment

Carlisle Construction Materials (“CCM” or “Construction Materials”)

The Construction Materials segment is a market leader in manufacturing and selling rubber (“EPDM”), thermoplastic polyolefin (“TPO”), and polyvinyl chloride membrane (“PVC”) roofing systems. In addition, CCM markets and sells accessories purchased from third party suppliers. CCM also manufactures and distributes energy‑efficient rigid foam insulation panels for substantially all roofing applications. Roofing materials and insulation are sold together in warranted systems or separately in non‑warranted systems to the new construction, re‑roofing and maintenance, general construction, and industrial markets. Through its coatings and waterproofing operation, this segment manufactures and sells liquid and spray‑applied waterproofing membranes, vapor and air barriers, and HVAC duct sealants and hardware for the commercial and residential construction markets. The majority of CCM’s products are sold through a network of authorized sales representatives and distributors.

CCM operates manufacturing facilities located throughout the United States, its primary market, and in Germany, the Netherlands, and Romania. Insulation facilities are located in Montgomery, New York; Franklin Park, Illinois; Lake City, Florida; Terrell, Texas; Smithfield, Pennsylvania; Tooele, Utah; and Puyallup, Washington. EPDM manufacturing operations are located in Carlisle, Pennsylvania; Greenville, Illinois; Kampen; the Netherlands; and in Hamburg and Waltershausen, Germany. TPO facilities are located in Senatobia, Mississippi, Tooele, Utah; and Carlisle, Pennsylvania. Coatings and waterproofing manufacturing operations include four production facilities in North America. Block molded expanded polystyrene (“EPS”) operations include nine production and fabrication facilities across the United States. CCM also has a PVC manufacturing plant in Greenville, Illinois.

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

CCM serves a large and diverse customer base; however, in 2016 two distributor customers represented approximately 34% of this segment’s net sales, but neither customer represented 10% of the Company’s consolidated net sales. The loss of either of these customers could have a material adverse effect on this segment’s net sales and cash flows.

This segment faces competition from numerous competitors that produce roofing, insulation, and waterproofing products for commercial and residential applications. The level of competition within this market varies by product line. As one of four major manufacturers in the single‑ply industry, CCM competes through pricing, innovative products, long‑term warranties, and customer service. CCM offers separately‑priced extended warranty contracts on its installed roofing systems, ranging from five years to 40 years and, subject to certain exclusions, covering leaks in the roofing system attributable to a problem with the particular product or the installation of the product. In order to qualify for the warranty, the building owner must have the roofing system installed by an independent authorized roofing contractor trained by CCM to install its roofing systems.

Carlisle Interconnect Technologies (“CIT” or “Interconnect Technologies”)

The Interconnect Technologies segment is a market leader in designing and manufacturing high‑performance wire, cable, connectors, contacts, and cable assemblies for the transfer of power and data primarily for the aerospace, medical, defense electronics, test and measurement equipment, and select industrial markets. This segment operates manufacturing facilities in the United States, Switzerland, China, Mexico, and the United Kingdom, with the United States, Europe, and China being the primary target markets for sales. Sales are made by direct sales personnel and independent sales representatives.

Raw materials for this segment include gold, copper conductors that are plated with tin, nickel, or silver, polyimide tapes, polytetrafluoroethylene (“PTFE”) tapes, PTFE fine powder resin, thermoplastic resins, stainless steel, beryllium copper rod, machined metals, plastic parts, and various marking and identification materials. Key raw materials are typically sourced worldwide and have at least two supplier sources to better assure adequate supply.

Sales and earnings of the Interconnect Technologies segment are generally not seasonal in nature.

The working capital practices for this segment include:

(i)	Standard accounts receivable payment terms of 30 days to 60 days.

(ii)	Standard accounts payable payment terms of 30 days to 60 days.
(iii)	Inventories are maintained in sufficient quantities to meet forecasted demand. The majority of CIT’s sales are from made‑to‑order products, resulting in inventories purchased on demand.

CIT serves a large and diverse customer base; however, in 2016 one customer represented approximately 22% of this segment’s net sales, but did not represent 10% of the Company’s consolidated net sales. The loss of this customer could have a material adverse effect on this segment’s net sales and cash flows.

The Interconnect Technologies segment faces competition from numerous competitors within each of the markets it serves. While product specifications, certifications, and life cycles vary by market, the Interconnect Technologies segment primarily positions itself to gain design specification for customer platforms or products with long life cycles and high barriers to entry such as in the aerospace and medical markets that generally have high standards for product certification as deemed by the Federal Aviation Administration (“FAA”) and Food and Drug Administration (“FDA”), respectively. The Interconnect Technologies segment competes primarily on the basis of its product performance and its ability to meet its customers’ highly specific design, engineering, and delivery needs on a timely basis. Relative to many of its competitors that are large multi‑national corporations, the Interconnect Technologies segment retains the ability to remain agile and respond quickly to customer needs and market opportunities.

Carlisle Fluid Technologies (“CFT” or “Fluid Technologies”)

Acquired in April 2015, the Fluid Technologies segment is a market leader in designing, manufacturing, and selling highly‑engineered liquid and powder finishing equipment and system components primarily in the automotive, automotive refinishing, aerospace, agriculture, construction, marine, and rail industries. The business operates manufacturing and assembly facilities in the United States, Mexico, Brazil, the United Kingdom, Germany, Switzerland, China, and Japan, with approximately 60% of its sales outside the United States. The Fluid Technologies segment manufactures and sells products that are sold under the brand names of Binks®, DeVilbiss®, Ransburg®, BGK®, and MS Powder®. The majority of sales into these industries are made through a worldwide network of distributors, national accounts, integrators, and some direct to end‑user sales. These business relationships are managed primarily through direct sales personnel worldwide.

Key raw materials for this segment include carbon and various grades of stainless steel, brass, aluminum, copper, machined metals, carbide, machined plastic parts, and PTFE. Key raw materials are typically sourced worldwide and have at least two vendor sources to better assure adequate supply.

Approximately 20% to 25% of CFT’s annual net sales are for the development and assembly of large fluid handling or other application systems projects. Timing of these system sales can result in sales that are higher in certain quarters versus other quarters within the same calendar year. In addition, timing of system sales may cause significant year over year sales variances.

The working capital practices for this segment include:

(i)	Standard accounts receivable payment terms of 30 days to 90 days.
(ii)	Standard accounts payable payment terms of 30 days to 60 days.
(iii)	Inventories are maintained in sufficient quantities to meet forecasted demand.

CFT serves a large and diverse customer base. The loss of any single customer would not have a material adverse effect on this segment’s net sales and cash flows.

The Fluid Technologies segment competes against both regional and international manufacturers. Major competitive factors include innovative designs, the ability to provide customers with lower cost of ownership than its competitors, dependable performance, and high quality at a competitive price. Fluid Technologies’ ability to spray, mix, or deliver a wide range of coatings, applied uniformly in exact increments, is critical to the overall appearance and functionality of the finished product. The segment’s installed base of global customers is supported by a worldwide distribution network with the ability to deliver critical spare parts and other services. Brands that are well recognized and respected internationally, combined with a diverse base of customers, applications, and industries served, positions the Fluid Technologies segment to continue designing patented, innovative equipment and solutions for customers across the globe.

Carlisle Brake & Friction (“CBF” or “Brake & Friction”)

The Brake & Friction segment consists of off‑highway braking systems and friction products for off‑highway, on‑highway, aircraft, and other industrial applications. CBF also includes the performance racing group which markets and sells high‑performance motorsport braking products. The Brake & Friction segment manufactures and sells products which are sold under several brand names, such as Hawk®, Wellman®, and Velvetouch®. CBF’s products are sold by direct sales personnel to Original Equipment Manufacturers (“OEMs”), mass merchandisers, and various wholesale and industrial distributors around the world, including North America, Europe, Asia, South America, and Africa. Key markets served include construction, agriculture, mining, aircraft, heavy truck, and performance racing. Manufacturing facilities are located in the United States, the United Kingdom, Italy, China, Japan, and India, where we have established a light manufacturing presence.

The brake manufacturing operations require the use of various metal products such as castings, pistons, springs, and bearings. With respect to friction products, the raw materials used are fiberglass, phenolic resin, metallic chips, copper and iron powders, steel, custom‑fabricated cellulose sheet, and various other organic materials. Raw materials are sourced worldwide to better assure adequate supply, and critical raw materials generally have at least two vendor sources.

The working capital practices for this segment include:

(i)	Standard accounts receivable payment terms of 30 days to 60 days.
(ii)	Standard accounts payable payment terms of 30 days to 90 days.
(iii)	Inventories are maintained in sufficient quantities to meet forecasted demand.

CBF serves a large and diverse customer base; however, in 2016 one customer represented approximately 18% of this segment’s net sales, but did not represent 10% of the Company’s consolidated net sales. The loss of this customer could have a material adverse effect on this segment’s net sales and cash flows.

This segment strives to be a market leader by competing globally against regional and international manufacturers. Few competitors participate in all served markets. A majority participate in only a few of CBF’s served markets on a regional or global basis. Markets served are competitive and the major competitive factors include product performance, quality, product availability, and price. The relative importance of these competitive factors varies by market segment and channel.

Carlisle FoodService Products (“CFS” or “FoodService Products”)

The FoodService Products segment is a leading manufacturer, distributor, and seller of commercial foodservice and janitorial products with three main focus markets. CFS is a leading provider of (i) tabletop dining supplies, table coverings, and display serving ware, (ii) food preparation, storage and handling and transport supplies and tools, and (iii) cleaning and sanitation tools and waste handling for restaurants, hotels, hospitals, nursing homes, business and industry work sites, education, and government facilities. CFS’s Dinex brand business is a leading provider of healthcare meal delivery systems for in‑room and mobile dining for acute care hospital patients and senior assisted living residents. CFS’s Sanitary Maintenance Products group is the leading provider of Sparta brand cleaning brushes, floor care supplies, and waste handling for janitorial professionals managing commercial building, industrial, and institutional facilities cleaning and maintenance. On January 9, 2017, we acquired San Jamar, a leading provider of universal dispensing systems and food safety products for foodservice and hygiene applications. San Jamar designs and distributes dispensers for paper towels, tissue, soap and air purification as well as personal and food safety products for commercial and institutional foodservice and sanitary maintenance customers.

CFS operates manufacturing facilities in the United States and Mexico. Sales are primarily in North America. CFS’s product line is distributed from three primary distribution centers located in Charlotte, North Carolina; Oklahoma City, Oklahoma; and Batavia, Illinois, to wholesalers, distributors, and dealers. These distributor and dealer customers, in turn, sell to restaurant, hotel, and onsite foodservice operators and sanitary maintenance professionals. Distributors and dealer business relationships are managed through both direct sales personnel and subcontracted manufacturer representatives. With the acquisition of San Jamar, CFS added one additional distribution center in Elkhorn, WI.

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

The FoodService Products segment serves a large and diverse customer base; however, in 2016 three distributor customers together represented approximately 26% of this segment’s net sales, none of which represented 10% of the Company’s consolidated net sales. The loss of one of these customers could have a material adverse effect on this segment’s net sales and cash flows.

The FoodService Products segment is engaged in markets that are generally highly competitive and competes equally on price, service, and product performance.

Principal Products

The Company’s products are discussed above and in Note 2 to the Consolidated Financial Statements in Item 8.

Intellectual Property

The Company owns or holds the right to use a variety of patents, trademarks, licenses, inventions, trade secrets, and other intellectual property rights. The Company has adopted a variety of measures and programs to ensure the continued validity and enforceability of its various intellectual property rights.

Backlog

Backlog of orders generally is not a significant factor in most of the Company’s businesses, as most of the Company’s products have relatively short order‑to‑delivery periods. Backlog of orders was $421.2 million at December 31, 2016 and $389.6 million at December 31, 2015; however, not all of these orders are firm in nature.

Government Contracts

At December 31, 2016, the Company had no material contracts that were subject to renegotiation of profits or termination at the election of the U.S. government.

Research and Development

Research and development activities include the development of new product lines, the modification of existing product lines to comply with regulatory changes, and the research of cost efficiencies through raw material substitution and process improvements. The Company’s research and development expenses were $48.1 million in 2016 compared to $42.8 million in 2015 and $33.8 million in 2014.

Environmental Matters

See “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental” and Note 11 to the Consolidated Financial Statements in Item 8 for information regarding environmental matters.

Employees

As of December 31, 2016, the Company had approximately 12,000 employees and also had approximately 1,600 temporary workers. Certain international employees are subject to local work council or collective bargaining agreements. The Company believes the state of its relationship with its employees is generally good.

International

For foreign net sales and an allocation of the Company’s assets, see Note 2 to the Consolidated Financial Statements in Item 8.

NYSE Affirmation

On May 19, 2016, D. Christian Koch, the Company’s Chief Executive Officer, submitted to the New York Stock Exchange (the “NYSE”) the Annual CEO Certification and certified therein that he was not aware of any violation by the Company of the NYSE’s Corporate Governance listing standards.

Item 1A.  Risk Factors.

The Company’s business, financial condition, results of operations, and cash flows can be affected by a number of factors including but not limited to those set forth below, those set forth in our “Forward Looking Statements” disclosure in Item 7, and those set forth elsewhere in this Annual Report on Form 10‑K, any one of which could cause the Company’s actual results to vary materially from recent results or from anticipated future results.

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

Current uncertainty regarding global economic conditions may have an adverse effect on the businesses, results of operations, and financial condition of the Company and its customers, distributors, and suppliers. Among the economic factors which may affect performance are: manufacturing activity, commercial and residential construction, difficulties entering new markets, and general economic conditions such as inflation, deflation, interest rates, and credit availability. These effects may, among other things, negatively impact the level of purchases, capital expenditures, and creditworthiness of the Company’s customers, distributors, and suppliers, and therefore, the Company’s results of operations, margins, and orders. The Company cannot predict if, when, or how much worldwide economic conditions will fluctuate. These conditions are highly unpredictable and beyond the Company’s control. If these conditions deteriorate, however, the Company’s business, financial condition, results of operations, and cash flows could be materially adversely affected.

The Company’s growth is partially dependent on the acquisition and successful integration of other businesses.

The Company has a long standing acquisition program and expects to continue acquiring businesses. Typically, the Company considers acquiring small companies in similar industries. Acquisitions of this type involve numerous risks, which may include potential difficulties integrating the business into existing operations; a failure to realize expected growth, synergies, and efficiencies; increasing dependency on the markets served by certain businesses, increased debt to finance the acquisitions or the inability to obtain adequate financing on reasonable terms.

The Company also considers the acquisition of businesses that may operate independent of existing operations and could increase the possibility of diverting management’s attention from its existing operations. See “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for acquisition information.

The successful integration of our acquired businesses is dependent upon the realization of efficiencies and synergies. If these integration initiatives do not occur, there may be a negative effect on the Company’s business, financial condition, results of operations, and cash flows.

If the Company is unable to successfully integrate any acquired business or realize the growth, synergies, and efficiencies that were expected when determining the purchase price, goodwill and other intangible assets acquired may be considered impaired, resulting in an adverse impact on the Company’s results of operations. See “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” for a discussion of factors considered in the subsequent valuation of the Company’s acquired goodwill and intangible assets.

The Company has significant concentrations in the commercial construction market.

For the year ended December 31, 2016, approximately 56% of the Company’s revenues, and approximately 85% of its EBIT (excluding Corporate expenses and including impairment charges of $141.5 million) were generated by the Construction Materials segment. Construction spending is affected by economic conditions, changes in interest rates, demographic and population shifts, and changes in construction spending by federal, state, and local governments. A decline in the commercial construction market could adversely affect the Company’s business, financial condition, results of operations, and cash flows. Additionally, adverse weather conditions such as heavy or sustained rainfall, cold weather and snow can limit construction activity and reduce demand for roofing materials. Weather conditions can also be a positive factor, as demand for roofing materials may rise after harsh weather conditions due to the need for replacement materials.

The Construction Materials segment competes through pricing, among other factors. Increased competition in this segment has, and could, continue to place negative pressure on operating results in future periods.

The Company is subject to risks arising from international economic, political, legal, and business factors.

The Company has increased, and anticipates that it will continue to increase, its presence in global markets. Approximately 23% of the Company’s revenues in 2016 were generated outside the United States. The Company expects this percentage will grow as the Company continues to expand its international sales efforts. In addition, to compete globally, all of the Company’s segments have operations outside the United States.

The Company’s increasing reliance on international revenues and international manufacturing bases exposes its business, financial condition, operating results, and cash flows to a number of risks, including price and currency controls; government embargoes or foreign trade restrictions; extraterritorial effects of U.S. laws such as the Foreign Corrupt Practices Act; expropriation of assets; war, civil uprisings, acts of terror, and riots; political instability; nationalization of private enterprises; hyperinflationary conditions; the necessity of obtaining governmental approval for new and continuing products and operations, currency conversion, or repatriation of assets; legal systems of decrees, laws, taxes, regulations, interpretations, and court decisions that are not always fully developed and that may be retroactively or arbitrarily applied; cost and availability of international shipping channels; and customer loyalty to local companies.

The loss of, or a significant decline in business with, one or more of the Company’s key customers could adversely affect the Company’s business, financial condition, results of operations, and cash flows.

The Company operates in several specialty niche markets in which a large portion of the segment’s revenues are attributable to a few large customers. See “Item 1. Business—Overview—Description of Businesses by Segment” for a discussion of customer concentrations by segment. A significant reduction in purchases by one or more of these customers could have a material adverse effect on the business, financial condition, results of operations, or cash flows of one or more of the Company’s segments.

Some of the Company’s key customers enjoy significant purchasing power that may be used to exert pricing pressure on the Company. Additionally, as many of the Company’s businesses are part of a long supply chain to the ultimate consumer, the Company’s business, financial condition, results of operations, or cash flows could be adversely affected if one or more key customers elects to in‑source or find alternative suppliers for the production of a product or products that the Company currently provides.

Raw Material costs are a significant component of the Company’s cost structure and are subject to volatility.

The Company utilizes petroleum‑based products, steel, and other commodities in its manufacturing processes. Raw materials, including inbound freight, accounted for approximately 59% of the Company’s cost of goods sold in 2016. Significant increases in the price of these materials may not be recovered through selling price increases and could adversely affect the Company’s business, financial condition, results of operations, and cash flows. The Company also relies on global sources of raw materials, which could be adversely impacted by unfavorable shipping or trade arrangements and global economic conditions.

If the Company or its business partners are unable to adequately protect the Company’s information assets from cyber‑based attacks or other security incidents, the Company’s operations could be disrupted.

The Company is increasingly dependent on information technology, including the internet, for the storage, processing, and transmission of its electronic, business‑related, information assets. Cybersecurity incidents are increasing in frequency, evolving in nature and include, but are not limited to, installation of malicious software, unauthorized access to data and other electronic security breaches that could lead to disruptions in our systems, unauthorized release of confidential or otherwise protected information and the corruption of data. The Company leverages its internal information technology infrastructures, and those of its business partners, to enable, sustain, and protect its global business interests. In the event that the Company or its business partners are unable to prevent, detect, and remediate cyber‑based attacks or other security incidents in a timely manner, the Company’s operations could be disrupted or the Company may incur financial or reputational losses arising from the theft, alteration, misuse, unauthorized disclosure, or destruction of its information assets.

Currency fluctuation could have a material impact on the Company’s reported results of business operations.

The Company’s global net sales and other activities are translated into U.S. Dollars for reporting purposes. The strengthening or weakening of the U.S. Dollar could result in unfavorable translation effects as the results of transactions in foreign countries are translated into U.S. Dollars. In addition, sales and purchases in currencies other than the U.S. Dollar expose the Company to fluctuations in foreign currencies relative to the U.S. Dollar. Increased strength of the U.S. Dollar will decrease the Company’s reported revenues or margins in respect of sales conducted in foreign currencies to the extent the Company is unable or determines not to increase local currency prices. Likewise, decreased strength of the U.S. Dollar could have a material adverse effect on the cost of materials and products purchased overseas. Many of the Company’s sales that are exported by its U.S. subsidiaries to foreign countries are denominated in U.S. Dollars, reducing currency exposure. However, increased strength of the U.S. Dollar may decrease the competitiveness of our U.S. subsidiaries’ products that are sold in U.S. Dollars within foreign locations.

The Company has entered into foreign currency forward contracts to mitigate the exposure of certain of our results of operations and cash flows to such fluctuations. See “Part II—Item 8. Financial Statements and Supplementary Data—Note 19 – Foreign Currency Forward Contracts” for a discussion of these contracts.

Dispositions, failure to successfully complete dispositions, or restructuring activities could negatively affect the Company.

From time to time, the Company, as part of its commitment to concentrate on its core business, may dispose of all or a portion of certain businesses. Such dispositions involve a number of risks and present financial, managerial, and operational challenges, including diversion of management attention from the Company’s core businesses, increased expense associated with the dispositions, potential disputes with the customers or suppliers of the disposed businesses, potential disputes with the acquirers of the disposed businesses, and a potential dilutive effect on the Company’s earnings per share. If dispositions are not completed in a timely manner there may be a negative effect on the Company’s cash flows and/or the Company’s ability to execute its strategy.

Additionally, from time to time, the Company may undertake consolidation and other restructuring projects in an effort to reduce costs and streamline its operations. Such restructuring activities may divert management attention from the Company’s core businesses, increase expenses on a short‑term basis, and lead to potential disputes with the employees, customers or suppliers of the affected businesses. If restructuring activities are not completed in a timely manner or if anticipated cost savings, synergies, and efficiencies are not realized there may be a negative effect on the Company’s business, financial condition, results of operations, and cash flows.

During 2016, the Company implemented cost reduction plans and incurred restructuring and severance charges of $15.5 million, primarily resulting from a reduction in workforce, facility consolidation and relocation, and lease termination costs associated with our Interconnect Technologies segment, Fluid Technologies segment and Corporate office. See “Part II—Item 8. Financial Statements and Supplementary Data—Note 4 – Restructuring” for a discussion of these restructuring programs.

The Company’s operations are subject to regulatory risks.

Certain products manufactured by our businesses operating in the aerospace and medical markets are subject to extensive regulation by the FAA and FDA, respectively. It can be costly and time‑consuming to obtain and maintain regulatory approvals as well as maintain certifications to supply our products to OEM aerospace customers and to obtain regulatory approvals to market medical devices. Product approvals subject to regulations might not be granted for new devices on a timely basis, if at all. Proposed new regulations or changes to regulations could result in the need to incur significant additional costs to comply. Continued government scrutiny, including reviews of the FDA medical device pre‑market authorization and post‑market surveillance processes, may impact the requirements for our medical device interconnect components. Failure to effectively respond to changes to applicable laws and regulations or comply with existing and future laws and regulations may have a negative effect on the Company’s business, financial condition, results of operations, and cash flows.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

The number, location, and size of the Company’s principal properties as of December 31, 2016 are shown on the following chart, by segment.

						Square Footage
	Location					(in millions)
	North				No. of
Segment	America	Europe	Asia	Other	Facilities	Owned	Leased

Carlisle Construction Materials	21	6	-	-	27	4.3	0.8
Carlisle Interconnect Technologies	13	2	3	-	18	0.7	1.0
Carlisle Fluid Technologies	7	3	2	2	14	0.6	0.2
Carlisle Brake and Friction	4	2	6	-	12	0.8	0.5
Carlisle FoodService Products	8	-	-	-	8	0.2	0.8
Totals	53	13	11	2	79	6.6	3.3

In addition to the manufacturing plants and warehousing facilities listed above, we lease our corporate offices in Scottsdale, Arizona and in Shanghai, China. We consider our principal properties, as well as the related machinery and equipment, to be well maintained and suitable and adequate for their intended purpose.

Item 3.  Legal Proceedings.

Information pertaining to legal proceedings can be found in Note 11 to the Consolidated Financial Statements included in this Annual Report, and is incorporated by reference herein.

Item 4.  Mine Safety Disclosures.

Not applicable.

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is traded on the New York Stock Exchange. At December 31, 2016, there were 1,292 shareholders of record.

Quarterly cash dividends paid and the high and low prices of the Company’s stock on the New York Stock Exchange in 2016 and 2015 were as follows:

2016	First	Second	Third	Fourth

Dividends per share	$0.30	$0.30	$0.35	$0.35
Stock Price
High	$99.79	$105.68	$108.49	$115.96
Low	$77.82	$98.38	$98.85	$101.57

2015	First	Second	Third	Fourth

Dividends per share	$0.25	$0.25	$0.30	$0.30
Stock Price
High	$95.10	$102.26	$104.60	$92.70
Low	$86.79	$91.87	$86.91	$84.11

The following table summarizes the Company’s purchases of its common stock for the quarter ended December 31, 2016:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)

October 2016	42,000	$104.04	42,000	4,919,689
November 2016	42,000	$110.87	42,000	4,877,689
December 2016	42,000	$112.64	42,000	4,835,689
Total	126,000		126,000

(1)

Represents the number of shares that can be repurchased under the Company’s stock repurchase program. The stock repurchase program was originally approved on November 3, 1999, and was reactivated on August 17, 2004. At the time of the adoption, the Company had the authority to purchase 741,890 split‑adjusted shares of common stock. The Board of Directors authorized the repurchase of an additional 2,500,000 shares, 1,400,000 shares, and 4,100,000 shares of the Company’s common stock on August 1, 2007, February 12, 2008, and September 12, 2016, respectively.

The Company may also reacquire shares outside of the repurchase program from time to time in connection with the forfeiture of shares in satisfaction of tax withholding obligations from the vesting of share‑based compensation. There were no shares reacquired in transactions outside the repurchase program during the three months ended December 31, 2016.

Item 6.  Selected Financial Data.

Five‑Year Summary

(in millions except for per share data)	2016	2015	2014	2013	2012

Summary of Operations

Net sales	$3,675.4	$3,543.2	$3,204.0	$2,943.0	$2,851.2
Gross margin	1,157.3	1,006.7	819.5	745.6	767.0
Selling & administrative expenses	532.0	461.9	379.0	353.7	356.6
Research & development expenses	48.1	42.8	33.8	29.3	26.1
Earnings before interest and income taxes	441.1	501.9	408.3	366.8	371.9
Income from continuing operations	250.8	319.6	251.7	235.2	228.7
Basic earnings per share	$3.87	$4.89	$3.89	$3.69	$3.64
Diluted earnings per share	$3.83	$4.82	$3.83	$3.61	$3.57
Net income	250.1	319.7	251.3	209.7	270.2
Basic earnings per share	$3.86	$4.89	$3.89	$3.29	$4.30
Diluted earnings per share	$3.82	$4.82	$3.82	$3.22	$4.22

Financial Position

Total assets (1)	$3,965.8	$3,950.9	$3,754.9	$3,488.5	$3,452.2
Long-term debt (1)	596.4	595.6	746.0	746.5	747.2

Other Data

Dividends paid	$84.5	$72.3	$61.2	$53.7	$48.0
Per share	$1.30	$1.10	$0.94	$0.84	$0.76

(1)Prior year amounts were reclassified to reflect the adoption of ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. See Note 1 to the Consolidated Financial Statements in Item 8.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

We are a multi‑national company that designs, manufactures and sells a wide range of products principally throughout North America, Western Europe, and the Asia Pacific region via the following segments:

•	Carlisle Construction Materials (“CCM” or “Construction Materials”);
•	Carlisle Interconnect Technologies (“CIT” or “Interconnect Technologies”);
•	Carlisle Fluid Technologies (“CFT” or “Fluid Technologies”);
•	Carlisle Brake & Friction (“CBF” or “Brake & Friction”); and
•	Carlisle FoodService Products (“CFS” or “FoodService Products”).

We are focused on achieving profitable growth in these segments both organically, through new product development, product line extensions, and entering new markets, and through acquisitions of businesses that complement our existing technologies, products, and market channels. We focus on obtaining profitable growth through:

•	Year‑over‑year improvement in sales, earnings before interest and income taxes (“EBIT”) margins, net earnings and return on invested capital (“ROIC”);
•	Reduction of working capital (defined as receivables, plus inventories, net of accounts payable) as a percentage of net sales;
•	Globalization; and

•	Maintenance of a strong and flexible balance sheet.

Resources are allocated among the operating companies based on management’s assessment of their ability to obtain leadership positions and competitive advantages in the markets they serve.

A key philosophy in how we drive profitable growth is the Carlisle Operating System (“COS”). COS is a manufacturing structure and strategy deployment system based on lean enterprise and six sigma principles and is a continuous improvement process that defines the way we do business. Waste is eliminated and efficiencies improved enterprise wide. Improvements are not limited to production areas, as COS also drives improvements in new product innovation, engineering, supply chain management, warranty, and product rationalization. COS creates a culture of continuous improvement across all aspects of the Company’s business operations.

Another key strategy in driving profitable growth is through acquisitions. We typically acquire businesses that are complementary to our existing segments and can be integrated into them. However, from time to time we may acquire new businesses that operate independently from other segments. Factors we consider in making an acquisition include the ability of the acquired businesses to drive profitable growth in the future by increasing our EBIT margins, operating cash flows, and net earnings. We may also pursue the sale of businesses when it is determined they no longer fit within the Company’s long‑term goals or strategy.

Acquisitions

On January 31, 2017, we acquired 100% of the equity of Arbo Holdings Limited (“Arbo”) for an estimated cash consideration of $8.9 million. Arbo is a leading provider of sealants, coatings, and membrane systems used for waterproofing and sealing buildings and other structures. The results of operations of the acquired business will be reported within the Construction Materials segment beginning in the first quarter of 2017.

On January 9, 2017, we acquired 100% of the equity of San Jamar, Inc., (“San Jamar”), for estimated cash consideration of $217.7 million, subject to a working capital settlement. San Jamar is a leading provider of universal dispensing systems and food safety products for foodservice and hygiene applications. San Jamar enhances the improved operating performance at FoodService Products by adding innovative new products, opportunities to expand our presence in complementary sales channels and adding a history of profitable growth. The results of operations of the acquired business will be reported within the FoodService Products segment beginning in the first quarter of 2017.

On October 3, 2016, we acquired 100% of the equity of Star Aviation, Inc. (“Star Aviation”), for total consideration of $82.4 million, net of cash acquired, inclusive of a working capital settlement.  Star Aviation is a leading provider of design and engineering services, testing and certification work and manufactured products for in-flight connectivity applications on commercial, business and military aircraft. Star Aviation complements CIT’s highly specialized engineering and design capabilities in the in-flight connectivity market, where we expect further growth opportunities from the demand for retro-fit and line-fit for satellite connectivity, as well as, development in emerging connectivity technologies. The results of operations of the acquired business are reported within the Interconnect Technologies segment.

On June 10, 2016, we acquired 100% of the equity of Micro-Coax, Inc., and Kroll Technologies, LLC, (collectively “Micro-Coax”) for total consideration of $95.1 million, net of cash acquired, inclusive of a working capital settlement. The acquired business is a provider of high-performance, high frequency coaxial wire and cable, and cable assemblies to the defense, satellite, test and measurement, and other industrial markets.  The results of operations of the acquired business are reported within the Interconnect Technologies segment.

On February 19, 2016, we acquired 100% of the equity of MS Oberflächentechnik AG (“MS Powder”), a Swiss-based developer and manufacturer of powder coating systems and related components, for total consideration of CHF 12.3 million, or $12.4 million, including the estimated fair value of contingent consideration of CHF4.3 million, or $4.3 million. The results of operations of MS Powder are reported within the Fluid Technologies segment.

On April 1, 2015, we acquired the Finishing Brands business from Graco Inc. (“Graco”) for total cash consideration of $598.9 million.  We added a reportable segment, Fluid Technologies, to reflect the acquisition of Finishing Brands. CFT is a global manufacturer and supplier of finishing equipment and systems serving diverse end markets for paints and coatings, including original equipment (“OE”) automotive, automotive refinishing, aerospace, agriculture, construction, marine, rail, and other industrial applications.

We generated $531.2 million in operating cash flows during 2016.  We utilized cash on hand and cash provided by operations to fund acquisitions.

Summary of Consolidated Financial Results

(in millions, except per share amounts)	2016	2015	Change		2015	2014	Change

Net sales	$3,675.4	$3,543.2	3.7%		$3,543.2	$3,204.0	10.6%
EBIT	$441.1	$501.9	(12.1)%		$501.9	$408.3	22.9%
EBIT margin	12.0%	14.2%	(220)	bps	14.2%	12.7%	150	bps
Income from continuing operations	$250.8	$319.6	(21.5)%		$319.6	$251.7	27.0%
Diluted EPS from continuing operations	$3.83	$4.82	(20.5)%		$4.82	$3.83	25.8%

2016 Compared to 2015

Net sales increased primarily due to higher net sales volume at Construction Materials, reflecting favorable commercial roofing market conditions, full year sales from the acquired Finishing Brands business and higher sales from Interconnect Technologies, reflecting higher sales volume and contribution from acquisitions. These increases were partially offset by lower net sales at Brake & Friction. Brake & Friction’s results are consistent with reported significant sales declines in the construction, mining and aircraft off-highway equipment sectors.

The decrease in EBIT and EBIT margin primarily reflected the impairment of goodwill and other intangible assets at our Brake & Friction segment of $141.5 million. Refer to “Critical Accounting Estimates” in this Management Discussion and Analysis for further discussion. This reduction was partially offset by $79.4 million EBIT growth from the Construction Materials segment due to favorable raw material and pricing dynamics and higher sales volume, and the contribution of a full year of the acquired Finishing brands business within the Fluid Technologies segment.

Matters Impacting Future Results

For 2017, we expect total net sales growth to be in the high-single digit percent range, led by the performance of our CCM, CIT and CFT segments. Net sales growth is expected to be primarily driven by growth related to strength in the domestic commercial roofing market at the Construction Materials segment, higher demand for aerospace and medical connector applications at the Interconnect Technologies segment, and new products and sales penetration initiatives at the Fluid Technologies segment.

2015 Compared to 2014

Net sales increased primarily due to a full year of sales from the acquired Finishing Brands and LHi businesses. From the period beginning April 1, 2015 through December 31, 2015, Fluid Technologies contributed net sales of $203.2 million and EBIT of $20.8 million to the Company’s 2015 results. Our organic net sales growth (defined as net sales excluding both sales from acquired businesses within the last twelve months, and the impact of changes in foreign exchange rates) primarily reflected increased sales volumes at Construction Materials and Interconnect Technologies, partially offset by lower sales volume at Brake & Friction and lower selling price. Foreign currency fluctuations had a negative impact to net sales of 1.8%.

EBIT increased primarily due to lower raw material costs, particularly at Construction Materials related to materials that are tied to crude oil as well as related lower energy costs, lower labor and material usage costs from COS, lower per unit costs resulting from higher capacity utilization driven by higher net sales volume, and the aforementioned acquisitions. These positive impacts were partially offset by lower selling price. Our overall EBIT margin increased primarily reflecting lower raw material costs and lower labor and material usage costs from COS. Included in EBIT in 2015 was $10.7 million in costs related to the acquisition of Finishing Brands. By comparison, included in EBIT in 2014 was $9.0 million in plant startup costs at Construction Materials and $3.5 million in costs related to the acquisition of LHi.

Results of Operations

For a more in-depth discussion of the results discussed in “Executive Overview” and “Summary of Consolidated Financial Results,” please refer to “Financial Reporting Segments” presented later in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

2016 Compared to 2015

Net Sales

				Acquisition	Volume	Price	Exchange
(in millions)	2016	2015	Change	Effect	Effect	Effect	Rate Effect

Net Sales	$3,675.4	$3,543.2	3.7%	2.6%	2.9%	(1.6)%	(0.2)%

The increase in net sales primarily resulted from higher sales volume at Construction Materials and Interconnect Technologies, partially offset by lower sales volume at Brake & Friction.  The negative impact of price to net sales primarily resulted from lower selling price at Construction Materials and Interconnect Technologies. The increase in net sales from acquired businesses primarily resulted from contribution of $66.6 million from the 2015 acquisition of Finishing Brands and the 2016 acquisition of MS Powder in the Fluid Technologies segment.

2015 Compared to 2014

				Acquisition	Volume	Price	Exchange
(in millions)	2015	2014	Change	Effect	Effect	Effect	Rate Effect

Net sales	$3,543.2	$3,204.0	10.6%	8.8%	5.0%	(1.4)%	(1.8)%

The increase in net sales primarily reflected growth due to acquisitions and increased sales volume at Construction Materials and Interconnect Technologies. The acquisition of the Finishing Brands business, reported in the Fluid Technologies segment, contributed $203.2 million, and the acquisition of LHi, reported in the Interconnect Technologies segment, contributed $79.0 million. Organic net sales growth in 2015 reflected higher net sales volume, primarily at Construction Materials, partially offset by lower selling price also from Construction Materials and within Interconnect Technologies. The negative impact from fluctuations in foreign exchange was primarily attributable to the weaker Euro and Canadian Dollar versus the U.S. Dollar, impacting the Construction Materials segment, and the weaker Euro and British Pound versus the U.S. Dollar, impacting the Brake & Friction segment.

Net Sales by Geographic Area

Region
(in millions)	2016		2015		2014

United States	$ 2,835.7	77%	$ 2,659.4	75%	$ 2,441.7	76%
International:
Europe	381.8		384.4		357.4
Asia	241.9		225.5		136.0
Canada	77.2		114.9		117.1
Mexico and Latin America	76.1		81.6		82.0
Middle East and Africa	42.6		55.7		48.7
Other	20.1		21.7		21.1
Total International	839.7	23%	883.8	25%	762.3	24%
Net sales	$ 3,675.4		$ 3,543.2		$ 3,204.0

2016 Compared to 2015

Total net sales to customers located outside the United States (“U.S.”) decreased primarily due to reduction of international sales by Construction Materials, largely reflecting declining Canadian sales as a result of reduced construction activity as compared to prior year. Partially offsetting this decline in international sales is the contribution of international sales from the acquisition of the Finishing Brands business reported in the Fluid Technologies segment. The increase of net sales into Asia in 2016 was primarily attributable to Fluid Technologies. Approximately 33% of Fluid Technologies’ net sales were to customers in Asia in 2016.

2015 Compared to 2014

Total net sales to customers located outside the United States increased primarily due to contribution from the acquisition of the Finishing Brands business reported in the Fluid Technologies segment of $118.7 million. The increase in net sales to customers outside the United States also reflected higher sales volumes at Interconnect Technologies and contribution from the LHi acquisition. These increases were partially offset by the negative impact of foreign exchange fluctuations primarily at Construction Materials and Brake & Friction and lower net sales volume at Brake & Friction and Foodservice Products. The 66% increase in net sales into Asia in 2015 was primarily attributable to the aforementioned acquisitions. Approximately 30% of Fluid Technologies’ net sales were to customers in Asia in 2015.

Gross Margin

(in millions)	2016	2015	Change	2015	2014	Change

Gross profit	$1,157.3	$1,006.7	15.0%	$1,006.7	$819.5	22.8%
Gross margin	31.5%	28.4%		28.4%	25.6%

2016 Compared to 2015

In 2016, the increase in gross margin (gross profit expressed as a percentage of net sales) was primarily driven by lower raw material costs at Construction Materials, savings from COS, and lower per unit costs related to higher capacity utilization driven by higher sales volume. These positive impacts were partially offset by lower selling prices at Construction Materials and Interconnect Technologies. Included in gross profit and gross margin in 2016 was $2.0 million in additional cost of goods sold associated with the fair valuation of acquired inventory in the Interconnect Technologies segment.

2015 Compared to 2014

In 2015, the increase in gross margin was primarily driven by lower raw material costs at Construction Materials, lower labor and material usage costs from COS and lower per unit costs related to higher capacity utilization driven by higher sales volume. These positive impacts were partially offset by lower selling prices. Included in gross profit and gross margin in 2015 was $8.6 million in additional cost of goods sold associated with the fair valuation of acquired inventory in the Fluid Technologies segment. Included in gross profit and gross margin in 2014 was $1.6 million in cost of goods sold related to the fair valuation of acquired inventory for the LHi acquisition in the Interconnect Technologies segment, $9.0 million in plant startup and product line closing costs at Construction Materials related to startup of its PVC manufacturing operations and new TPO manufacturing facility, and $0.9 million in expense to discontinue production of Construction Materials’ Insulfoam product line at its Smithfield, Pennsylvania facility.

Selling and Administrative Expenses

(in millions)	2016	2015	Change	2015	2014	Change

Selling and administrative	$532.0	$461.9	15.2%	$461.9	$379.0	21.9%
As a percentage of net sales	14.5%	13.0%		13.0%	11.8%

2016 Compared to 2015

Selling and administrative expense increased primarily due to a full year of expenses from the acquired Finishing Brands business, higher selling costs primarily at Construction Materials on higher net sales volume, higher staffing and performance-based incentive compensation costs at Construction Materials and Interconnect Technologies, and expenses related to our exit and disposal plans during 2016 (refer to Note 4 in Item 8 for further discussion). During 2016, Interconnect Technologies incurred employee termination costs of $7.6 million related to planned growth opportunities and enhancements in its long-term cost competitiveness within certain international operations. Expenses to close certain facilities and relocate administrative functions at Fluid Technologies and Corporate were $4.1 million and $3.8 million, respectively. These increases were partially offset by reduced expenses at the Brake & Friction segment.

Selling and administrative expense, as a percentage of sales, increased primarily due to incremental administrative expenses from acquired businesses, principally the Finishing Brands business, as well as exit and disposal costs at Interconnect Technologies, Fluid Technologies, and Corporate.

2015 Compared to 2014

Selling and administrative expenses increased primarily due to $67.0 million of expense from the acquired Finishing Brands and LHi businesses, higher selling costs primarily at Construction Materials on higher net sales volume, higher expense from increased staffing and performance‑based incentive compensation costs at Construction Materials, and increased Corporate expenses. These increased expenses were partially offset by lower selling and administrative expense costs at Brake & Friction due to lower net sales volume and cost reduction efforts. During 2015, the Company incurred $2.1 million in transaction costs related to the Finishing Brands acquisition, of which $0.7 million was allocated to the Fluid Technologies segment and the remaining $1.4 million allocated to Corporate. By comparison, in 2014, the Company incurred $1.9 million in transaction expenses for the acquisition of LHi in the Interconnect Technologies segment.

Selling and administrative expense as a percentage of net sales increased as a result of the Fluid Technologies segment having a higher ratio of selling and administrative expense to net sales versus the other segments, in part due to the amortized cost of acquired intangible assets.

Research and Development Expenses

(in millions)	2016	2015	Change	2015	2014	Change

Research and development	$48.1	$42.8	12.4%	$42.8	$33.8	26.6%
As a percentage of net sales	1.3%	1.2%		1.2%	1.1%

2016 Compared to 2015

The increase in research and development expenses reflected increased activities related to new product development, primarily at the Interconnect Technologies segment. The increase also reflected contribution from the acquired Finishing Brands as well as increased new product development activities at the Fluid Technologies segment. These increases were partially offset by reduced expenses at the Brake & Friction segment.

2015 Compared to 2014

The increase in research and development expenses reflected $4.3 million of expense from acquired operations, as well as, increased activities related to new product development, primarily in the Interconnect Technologies and Construction Materials segments.

Impairment of Goodwill and Intangible Assets

(in millions)	2016	2015	Change	2015	2014	Change

Impairment of assets	$141.5	$-	n/a	$-	$-	n/a
As a percentage of net sales	3.8%	-%		-%	-%

Our Brake & Friction segment’s net sales continued to decline due to continued weakness in off-highway equipment markets tied to lower demand for commodities.  Recent indicators point to a longer period before Brake & Friction’s markets are expected to recover. Therefore, we recognized impairment charges of $141.5 million in the third quarter of 2016.  Refer to “Critical Accounting Estimates” in this Management Discussion and Analysis for further discussion.

Other (Income) Expense, Net

(in millions)	2016	2015	2014

Other (income) expense, net	$(5.4)	$0.1	$(1.6)

2016 Compared to 2015

The increase in other income primarily reflected strengthening of the U.S. Dollar and related changes in foreign exchange gains as compared to 2015. The change in 2016, as compared to 2015, also reflected gains on sale of assets.

2015 Compared to 2014

The change in other (income) expense, net primarily reflected the non‑recurrence of gains in 2014 consisting of final settlement proceeds of $0.9 million at Interconnect Technologies, related to the Thermax acquisition, and a $1.1 million gain at FoodService Products on the sale of its property in the Netherlands.

EBIT (Earnings Before Interest and Taxes)

(in millions)	2016	2015	Change	2015	2014	Change

EBIT	$441.1	$501.9	(12.1)%	$501.9	$408.3	22.9%
EBIT margin	12.0%	14.2%		14.2%	12.7%

2016 Compared to 2015

The decrease in EBIT and EBIT margin primarily reflected the goodwill and other intangible asset impairment charges of $141.5 million recognized at our Brake & Friction segment as well as exit and disposal costs of $15.5 million recognized at our Interconnect Technologies and Fluid Technologies segments and Corporate. Partially offsetting these reductions were higher sales volume at Construction Materials and Interconnect Technologies, lower raw material costs, lower labor and material usage costs resulting from COS, and the non-recurrence of certain costs that occurred in 2015, including acquisition related costs in the Fluid Technologies segment of $9.3 million.

2015 Compared to 2014

The growth in EBIT was primarily attributable to lower raw material costs primarily at Construction Materials, lower per unit cost resulting from higher capacity utilization, lower labor and material usage costs from COS, and contribution from acquisitions.

Interest Expense, Net

(in millions)	2016	2015	Change	2015	2014	Change

Interest expense	$31.9	$34.7		$34.7	$33.7
Interest income	(1.3)	(0.7)		(0.7)	(1.5)
Interest expense, net	$30.6	$34.0	(10.0)%	$34.0	$32.2	5.6%

2016 Compared to 2015

The decrease in interest expense, net primarily reflected the August 2016 retirement of our $150.0 million senior unsecured note that had a stated interest rate of 6.125% (refer to Note 12 in Item 8 for further discussion).

2015 Compared to 2014

The increase in interest expense, net primarily reflected a reduction in interest capitalized into property, plant and equipment in 2015 versus 2014, due to lower capital projects in 2015, and lower interest income as a result of lower cash on hand in 2015 versus 2014. During 2015, we used $598.9 million of cash on hand to acquire Finishing Brands. The Company’s cash balance declined from $730.8 million as of December 31, 2014, to $410.7 million as of December 31, 2015.

Income Taxes

(in millions)	2016	2015	Change	2015	2014	Change

Income tax expense	$159.7	$148.3	7.7%	$148.3	$124.4	19.2%
Effective tax rate	38.9%	31.7%		31.7%	33.1%

See Note 6 in Item 8 for additional information related to income taxes.

2016 Compared to 2015

The 2016 effective income tax rate of 38.9% differs from the U.S. Federal tax rate of 35% primarily due to the impairment of goodwill, reduced by foreign earnings taxed at lower rates, the deduction for U.S. manufacturing activities, Federal foreign tax credits, and the recognition of certain state tax attributes.

2015 Compared to 2014

The 2015 effective income tax rate of 31.7% differs from the statutory rate primarily due to foreign earnings taxed at rates lower than the U.S. federal tax rate, the deduction for U.S. manufacturing activities, and the recognition of certain state tax attributes. The recognition of the state tax attributes, which is the primary driver of the decrease in the year over year tax rate, occurred as a result of a change in judgment due to new facts regarding the expected deferred tax asset realization from state tax loss and credit carryforwards for which we previously held a valuation allowance.

Income from Continuing Operations

(in millions, except per share amounts)	2016	2015	Change	2015	2014	Change

Income from continuing operations, net of tax	$250.8	$319.6	(21.5)%	$319.6	$251.7	27.0%

EPS
Basic	$3.87	$4.89	(20.9)%	$4.89	$3.89	25.7%
Diluted	$3.83	$4.82	(20.5)%	$4.82	$3.83	25.8%

Net Income

(in millions, except per share amounts)	2016	2015	Change	2015	2014	Change

Net income	$250.1	$319.7	(21.8)%	$319.7	$251.3	27.2%

EPS
Basic	$3.86	$4.89	(21.1)%	$4.89	$3.89	25.7%
Diluted	$3.82	$4.82	(20.7)%	$4.82	$3.82	26.2%

2016 Compared to 2015

The decrease in income from continuing operations and net income primarily reflected goodwill and intangible asset impairment charges at our Brake & Friction segment, as well as impacts to EBIT from the aforementioned factors.

2015 Compared to 2014

Income from continuing operations and net income increased primarily due to higher EBIT as well as a lower effective tax rate in 2015 versus 2014.The increase in net income was primarily attributable to higher income from continuing operations.

Results of Operations by Segment

Carlisle Construction Materials

			Change	Change			Change	Change
(in millions)	2016	2015	$	%	2015	2014	$	%

Net sales	$2,052.6	$2,002.6	$50.0	2.5%	$2,002.6	$1,935.4	$67.2	3.5%
EBIT	$430.5	$351.1	$79.4	22.6%	$351.1	$268.8	$82.3	30.6%
EBIT margin	21.0%	17.5%			17.5%	13.9%

2016 Compared to 2015

CCM’s net sales growth reflected strong demand in the U.S. for commercial roofing and insulation applications, partially offset by lower selling price and lower international demand. CCM’s net sales growth primarily reflected higher sales volumes of 5.1%, partially offset by 2.2% negative pricing impact. International sales decreased primarily due to sales volume reductions in Canada as compared to the prior year. CCM’s net sales into Canada declined approximately 40%, due to weakened new construction activity as compared to prior year.

CCM’s EBIT and EBIT margin growth was due primarily to favorable raw material costs, higher net sales and savings from operating efficiencies through COS.  CCM’s raw material costs were lower in 2016 versus 2015 primarily due to lower input costs driven by the decline in crude oil and other energy commodity pricing. These positive impacts were partially offset by unfavorable changes in selling price.

Matters Impacting Future Results

CCM’s net sales and EBIT are generally higher in the second and third quarters of the year due to increased construction activity during these periods.  CCM’s commercial roofing business is comprised predominantly of net sales from re-roofing, which derives demand from a large base of installed roofs requiring replacement in a given year, and less extensively from roofing for new commercial construction.  Demand for commercial insulation products is also driven by increased enforcement of building codes related to energy efficiency.  Growth in demand in the commercial construction market may be negatively impacted by changes in fiscal policy and increases in interest rates.  The availability of labor to fulfill installations may also be a constraint on growth in the commercial roofing market.

The outlook in commercial construction in the U.S. remains positive, with mid-single digit sales growth expected in 2017. Selling prices are expected to remain relatively flat in the industry, with slight raw material cost inflation experienced for the first time since the end of 2014. We acquired Arbo in January of 2017, as previously mentioned. See “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Acquisitions” for additional information regarding acquisitions.

CCM’s ability to maintain current selling price and volume levels is subject to significant competition, in particular from competitors that have recently added manufacturing capacity of commercial roofing and commercial insulation products and as a result of lower raw material costs. Raw material input costs are expected to increase moderately from current levels due to crude oil and related commodity pricing. Also, selling price pressure may negatively impact CCM’s ability to maintain current EBIT margin levels or obtain incremental EBIT margin.

2015 Compared to 2014

CCM’s net sales growth primarily reflected higher sales volumes of 6.5%, partially offset by a 2.0% negative impact from foreign exchange fluctuations primarily from the stronger U.S. Dollar versus the Euro and the Canadian dollar, and 1.0% from lower selling prices. CCM’s net sales volume growth was primarily driven by increased activity in both commercial construction and re‑roofing. CCM’s net sales into Europe declined 13%, of which 16% related to the negative impact of foreign exchange, partially offset by organic net sales growth. CCM’s net sales into Canada, declined 9%, of which 13% related to the negative impact of foreign exchange, partially offset by organic net sales growth.

CCM’s EBIT and EBIT margins growth was due primarily to lower raw material costs, with additional contribution from lower per unit cost from higher capacity utilization, lower labor and material usage costs from COS, and the non‑recurrence of $9.0 million in startup expense in 2014 at its new PVC and TPO production facilities. CCM’s raw material costs were lower in 2015 versus 2014 primarily due to lower input costs driven by the decline in crude oil and other energy commodity pricing. These positive impacts were partially offset by unfavorable changes in mix, lower selling price, and the negative impact of foreign exchange fluctuations related to the U.S. Dollar versus the Canadian Dollar and versus the Euro.

Carlisle Interconnect Technologies

			Change	Change			Change	Change
(in millions)	2016	2015	$	%	2015	2014	$	%

Net sales	$834.6	$784.6	$50.0	6.4%	$784.6	$669.1	$115.5	17.3%
EBIT	$144.4	$141.6	$2.8	2.0%	$141.6	$132.2	$9.4	7.1%
EBIT margin	17.3%	18.0%			18.0%	19.8%

2016 Compared to 2015

CIT’s net sales growth primarily reflected higher sales volume of 4.3%, largely related to the aerospace and medical technology applications, and acquisition growth of 3.4% from the acquisitions of Micro-Coax and Star Aviation. These increases were partially offset by lower selling prices of 1.1%.  Net sales in CIT’s aerospace and medical markets increased by 4.3% and 7.5%, respectively, due to higher demand.  These increases were partially offset by a decline in sales in the defense, industrial and test and measurement markets.

In the third quarter of 2015, CIT announced a project to expand its production facilities in Dongguan, China into a new 260,000 sq. ft. facility to meet expected demand in the medical technology market.  In 2016, we started production at our new manufacturing facility in Dongguan, China.  Production at this state-of-the-art facility will ramp up over the next year, as we integrate facilities to create efficiencies in our Asia operations, to meet demand expectations in the medical market.  During the fourth quarter of 2016, CIT recognized expenses for employee termination benefits of $7.6 million related to planned growth opportunities and enhancements in its long-term cost competitiveness within certain of our Asia operations. The total cost of the termination benefits is expected to be approximately $12 million, with the additional benefits to be recognized through the second quarter of 2018. Cash payments related to these benefits will be incurred beginning in the first half of 2017 through the second quarter of 2018. Other associated costs are not expected to be significant.

CIT’s EBIT increased primarily due to savings from COS, and higher net sales volume led by in‑flight entertainment and connectivity (“IFEC”) demand, partially offset by lower selling price.  CIT’s EBIT margin decrease was partially attributable to the aforementioned employee termination benefits expense of $7.6 million as well as $3.7 million in plant startup costs for the new facility in Dongguan, China, to expand manufacturing capacity.  Also included in CIT’s EBIT was $3.5 million in expense related to the acquisitions of Micro-Coax and Star Aviation, primarily related to additional costs associated with the fair valuation of inventory.

Also, in the fourth quarter 2015, CIT announced a project to expand its existing aerospace facility in Franklin, Wisconsin to increase manufacturing capacity by 30,000 sq. ft. to meet expected demand for its recently launched SatCom antenna adaptor plate used as part of satellite‑based IFEC applications. The Franklin, Wisconsin expansion is expected to be completed in early 2017. In 2016, CIT has incurred costs of approximately $3.1 million related to this project.

Matters Impacting Future Results

Net sales into the aerospace market comprised approximately 69%, including net sales from Star Aviation. The longer term outlook in the commercial aerospace market remains favorable with a strong delivery cycle for new commercial aircraft expected over the next several years. The outlook for the market for IFEC applications also remains positive on increasing demand for on board connectivity applications used in both installed aircraft seating and through personal mobile devices using wireless connectivity (Wi‑Fi) access.

Net sales into the medical market comprise approximately 15% of CIT’s total net sales. CIT is actively pursuing new products, customers, and complementary technologies to support its expansion into the growing healthcare technology market. The medical technology markets in which CIT competes are experiencing vendor consolidation trends among larger medical OEM’s, to whom CIT offers improved product verification capabilities and value‑added vertical integration through its multiple product offerings.

Our overall outlook for CIT in 2017 is for net sales growth in the high single digits with growth expected in commercial aerospace, medical, military/defense and test and measurement markets.

2015 Compared to 2014

CIT’s net sales growth primarily reflected acquisition growth of 11.8%, from the acquisition of the LHi medical cabling business, and higher sales volumes of 8.5%, primarily on higher demand for its IFEC applications sold into the commercial aerospace markets and slightly higher volumes on higher demand for connectivity applications sold into the defense and test and measurement markets. The increase in net sales from acquisitions and higher sales volumes were partially offset by 2.8% lower selling price.

CIT’s EBIT increase primarily reflected higher net sales volume, lower labor and material usage costs from COS, and $7.8 million in EBIT contribution from the acquisition of LHi, partially offset by lower contractual selling price. CIT’s EBIT margin declined versus the prior year primarily due to selling price reductions and the dilutive impact of the LHi acquisition on margin. These negative impacts were partially offset by lower per unit costs resulting from higher capacity utilization, lower labor and material usage costs from COS and lower raw material costs. Included in CIT’s EBIT in 2014 was $3.5 million in costs related to the acquisition of LHi, including higher cost of goods sold related to the fair valuation of acquired inventory. Partially offsetting these costs in 2014 was a gain of $0.9 million recognized upon the final settlement of the acquisition of Thermax.

During 2014, CIT began construction on a 216,000 sq. ft. manufacturing facility in Nogales, Mexico, to meet growing demand for its aerospace applications and to support growth in its medical applications. The total cost of CIT’s new facility was $23.4 million. Shipments began in the first quarter 2015 and the project was completed in the second quarter of 2015.

Carlisle Fluid Technologies

			Change	Change			Change	Change
(in millions)	2016	2015	$	%	2015	2014	$	%

Net sales	$269.4	$203.2	$66.2	32.6%	$203.2	$-	$203.2	n/a
EBIT	$33.1	$20.8	$12.3	59.1%	$20.8	$-	$20.8	n/a
EBIT margin	12.3%	10.2%			10.2%	n/a

On April 1, 2015, we completed the acquisition of the Finishing Brands business from Graco, which resulted in the addition of the Fluid Technologies reportable segment. In February 2016, we acquired MS Powder as part of efforts to broaden CFT’s product portfolio.

2016 Compared to 2015

CFT’s net sales growth primarily reflected the contribution from the full year of Finishing Brands of $60.9 million in the first quarter of 2016, as well as contribution from MS Powder during 2016 of $5.7 million. This growth is partially offset by a negative impact related to foreign currency of 1.2%.

During 2016, our Carlisle Fluid Technologies segment recognized costs primarily associated with employee termination benefits and relocation costs of $4.1 million, related to the relocation of administrative functions to Scottsdale, Arizona, and closure of facilities in Swanton, Ohio and France. These actions are substantially complete with remaining costs of approximately $0.6 million expected to be incurred principally in 2017. CFT may experience additional costs related to integration and headquarter relocation activities. CFT is expected to hire additional sales, marketing and administrative staff to support its organizational and sales growth strategy during 2017.

CFT’s EBIT and EBIT margin increase primarily reflected the non-recurrence of $9.3 million of acquisition related costs incurred in 2015, as well as, the Finishing Brands acquisition full year contribution to EBIT of $6.9 million in the first quarter of 2016.  Included in CFT’s EBIT is also the aforementioned $4.1 million in restructuring expense for consolidation and relocation activities.

Matters Impacting Future Results

The longer term outlook in the transportation and general industrial markets remains steady with a stable backlog of systems and standard projects expected over the next year. We expect the opportunity for growth in the Asia-Pacific markets to continue to increase in conjunction with the expanding powder opportunities. The outlook across CFT’s largest global end markets is positive as we enter 2017, and our expectations for growth are in the mid-single digit percent range.

2015 Compared to 2014

Through the nine month period from April 1, 2015 through December 31, 2015, CFT’s EBIT and EBIT margin included acquisition related costs for Finishing Brands of $8.6 million, additional costs of goods sold of $13.2 million related to the fair valuation of acquired inventory, and $0.7 million allocated transaction costs. These acquisition related costs were incurred in the second quarter of 2015.

Carlisle Brake & Friction

			Change	Change			Change	Change
(in millions)	2016	2015	$	%	2015	2014	$	%

Net sales	$268.6	$310.2	$(41.6)	(13.4)%	$310.2	$355.3	$(45.1)	(12.7)%
EBIT	$(135.7)	$17.3	$(153.0)	n/a	$17.3	$26.8	$(9.5)	(35.4)%
EBIT margin	(50.5)%	5.6%			5.6%	7.5%

2016 Compared to 2015

CBF’s net sales declined due to continued weakness in off-highway equipment markets dependent on and tied to lower demand for commodities.  The lower net sales were primarily due to declines in the construction, mining, and on-highway markets of 14.9%, 14.4%, and 22.3%, respectively. Sale declined 15.6% in the aircraft braking market during 2016.

Indicators as of September 30, 2016 pointed to a longer period before CBF’s markets are expected to recover.  Given these conditions, during the third quarter of 2016, we recognized goodwill and other intangible asset impairment charges of $141.5 million. Refer to “Critical Accounting Estimates” in this Management Discussion and Analysis for further discussion.

CBF’s EBIT and EBIT margin decline was impacted by goodwill and intangible asset impairment charges, as discussed above, and higher per unit costs resulting from lower capacity utilization due to lower net sales volume, partially offset by cost reduction actions.

Matters Impacting Future Results

In 2017, we do not anticipate a significant recovery in key end markets, and expect a slight sales decline for the year. Throughout this downturn, CBF has aggressively addressed its challenging markets by realigning its cost structure.  CBF has reduced headcount and reduced its non-production related operating expenses. CBF faces competitive pricing pressure in the current demand environment and from competitors that manufacture and sell products in Euros.

CBF continues to remain focused on new sources of revenue, cost reduction, operational efficiency and positive cash flow generation. As part of its efforts to continue to re-align CBF’s cost structure and to position it for expected end market recovery, our Board of Directors approved and subsequently, on February 9, 2017, the Company announced that it will exit its manufacturing operations in Tulsa, Oklahoma and relocate the majority of those operations to its existing manufacturing facility in Medina, Ohio. This action is expected to take approximately 18 months to complete.

Total associated exit and disposal costs are expected to be between $16.5 million and $18.5 million, with non-cash costs associated with accelerated depreciation of approximately $6 million, and cash costs to be incurred of between $10.5 million to $12.5 million between the first quarter of 2017 and the second half of 2018.   As part of the relocation effort, the Company will also invest additional capital in its Medina, Ohio facility. The capital investment is anticipated to be comprised of approximately $13.0 million to expand the facility and between $15 million to $16 million to purchase new, more efficient equipment to replace equipment not being relocated.

See Note 20 in Item 8 and Item 9B for further detail as to the type and timing of associated costs expected to be incurred as a result of this action.

2015 Compared to 2014

CBF’s net sales declined due to lower net sales volume and a 5.1% negative impact from foreign exchange fluctuations from the stronger U.S. Dollar versus the Euro, British Pound and Yen in 2015, versus the prior year. CBF’s primary markets of construction, mining, and agriculture were negatively impacted by slower global conditions and depressed conditions in the commodities markets. CBF’s net sales of its off‑highway braking applications into the construction market declined by 16%. CBF’s net sales into the mining and agriculture markets declined by 14% and 20%, respectively.

CBF’s EBIT and EBIT margin decline primarily reflected lower net sales volume, higher per unit costs resulting from lower capacity utilization, and the negative impact of foreign exchange fluctuations of approximately $3.0 million. Also included in CBF’s EBIT in 2015 was $1.7 million in severance costs, $3.4 million in asset impairment charges, and $0.5 million in closing costs for its Akron, Ohio facility. By comparison, in 2014, CBF incurred $1.2 million in severance costs from staff reduction actions taken to align its cost structure with current demand levels and $4.3 million in inventory impairments.

Carlisle FoodService Products

			Change	Change			Change	Change
(in millions)	2016	2015	$	%	2015	2014	$	%

Net sales	$250.2	$242.6	$7.6	3.1%	$242.6	$244.2	$(1.6)	(0.7)%
EBIT	$31.5	$27.3	$4.2	15.4%	$27.3	$29.6	$(2.3)	(7.8)%
EBIT margin	12.6%	11.3%			11.3%	12.1%

2016 Compared to 2015

CFS’s net sales growth primarily reflected higher demand in the foodservice products market.  Net sales to the foodservice market increased by 5.7%, due to increased sales to larger accounts and national chains and improvements from new sales initiatives.  Net sales to the janitorial/sanitation market increased by 2.7% due to higher demand for waste handling products. These increases were partially offset by lower net sales to the healthcare market.

CFS’s EBIT and EBIT margin increase primarily reflected higher net sales volume, improved selling price, product engineering and lower labor costs from COS, and lower raw material costs. Partially offsetting the EBIT and EBIT margin increases is $1.3 million of acquisition costs related to the acquisition of San Jamar.

Matters Impacting Future Results

Sales to CFS’s healthcare market may be impacted by timing of larger equipment orders that can cause year-over-year variances. CFS continues to remain focused on the execution of its strategies of operational excellence and sales growth.  We expect CFS to achieve low single digit sales growth, excluding acquisitions, for the full year 2017. We acquired San Jamar in January of 2017, as previously mentioned. See “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Acquisitions” for additional information regarding acquisitions.

2015 Compared to 2014

CFS’s net sales in 2015 declined primarily due to lower net selling price, partially offset by higher net sales volume. Net sales to the foodservice market were unchanged as compared to 2014, due to higher demand in the domestic foodservice market, offset by changes in customer mix and lower international demand in Europe and Asia. Net sales to the healthcare market declined by 5%, primarily due to the non‑recurrence of a large order with a customer in 2014 for rethermalization equipment. Net sales to the janitorial/sanitation market grew by 5%, due to increased sales to retail supercenters.

CFS’s EBIT and EBIT margin declined primarily due to lower selling price associated with selling incentives and higher cost of capitalized inventory recognized in cost of goods sold. These negative impacts were partially offset by lower raw material costs. Included in CFS’s results for 2014 was a gain of $1.1 million on the sale of property in the Netherlands.

Corporate

			Change	Change			Change	Change
(in millions)	2016	2015	$	%	2015	2014	$	%

Corporate expenses	$62.7	$56.2	$6.5	11.6%	$56.2	$49.1	$7.1	14.5%
As a percentage of net sales	1.7%	1.6%			1.6%	1.5%

Corporate expenses are largely comprised of compensation, benefits, and travel expense for the corporate office staff, business development costs, and certain compliance costs not allocated to the segments. Corporate expenses also includes certain gains and losses related to employee benefit obligations that are not allocated to the segments, such as pension and post‑employment benefit obligation settlements and curtailment charges, as well as, gains and losses associated with workers’ compensation obligations.

2016 Compared to 2015

The increase in corporate expenses primarily reflected increased staff related costs and expenses pertaining to the relocation of administrative functions to our new headquarters in Scottsdale, Arizona, as well as an increase in other employee related expenses. As a result of the relocation, we incurred $3.8 million of costs related primarily to employee termination benefits and expenses associated with relocating employees. This relocation is substantially complete as of December 31, 2016. This increase is partially offset by reduced stock-based compensation expense reflecting the change in our CEO on December 31, 2015 and the non-recurrence of $1.4 million in transactions costs related to the acquisition of Finishing Brands in the prior year.  The former CEO’s 2015 awards were fully expensed at grant, due to his attainment of retirement eligibility prior to the award being granted.  The current CEO’s awards are expensed over the service period of three years.

2015 Compared to 2014

Corporate expenses increased from the prior year primarily due to higher staffing costs, performance‑based incentive compensation expense and sponsorship of companywide management programs. In addition, the Company incurred $1.4 million in transaction costs for the acquisition of the Finishing Brands business in the second quarter of 2015, which was reported in Corporate expenses.

Liquidity and Capital Resources

We maintain liquidity sources primarily consisting of cash and cash equivalents and our unused $600 million revolving credit facility (the “Facility”). As of December 31, 2016, we had $385.3 million of cash and cash equivalents. On January 9, 2017, we utilized cash of approximately $218 million for the San Jamar acquisition. See Note 20 in Item 8 for further information regarding subsequent events.

Our cash balance on December 31, 2016 included cash and cash equivalents of $107.9 million located in wholly‑owned subsidiaries of the Company outside the U.S. Cash held by subsidiaries outside the U.S. is held in U.S. Dollars or in the currency of the country in which it is located. It is our intention to use cash held outside the U.S. to fund the operating activities of our foreign subsidiaries, to make further investments in our foreign operations, and to invest in additional growth opportunities for the Company through acquisitions. Cash outside the U.S. is generally held in deposit accounts with banking institutions that are parties to the facility. The majority of these accounts are at bank subsidiaries that are owned by U.S. corporate banks. Repatriation of cash held by foreign subsidiaries may require the accrual and payment of taxes in the U.S.; however, consistent with our unremitted earnings, we consider such related cash to be permanently reinvested in our foreign operations and our current plans do not demonstrate a need, nor do we plan, to repatriate such cash to fund U.S. operations and financing activities. We plan to continue to invest in our international business and potential acquisitions to achieve our stated goal of 30% of net sales outside of the U.S.

In addition, cash held by subsidiaries in China is subject to local laws and regulations that require government approval for conversion of such cash to and from U.S. Dollars, as well as for transfer of such cash to entities that are outside of China. As of December 31, 2016, we had cash and cash equivalents of $22.5 million located in wholly owned subsidiaries of the Company within China.

Sources and Uses of Cash

(in millions)	2016	2015	2014
Net cash provided by operating activities	$531.2	$529.2	$295.9
Net cash used in investing activities	(293.4)	(670.8)	(297.8)
Net cash used in financing activities	(261.1)	(173.0)	(20.2)
Effect of foreign currency exchange rate changes on cash	(2.1)	(5.5)	(1.6)
Change in cash and cash equivalents	$(25.4)	$(320.1)	$(23.7)

2016 Compared to 2015

The increase in net cash provided by operating activities was primarily attributable to increased sales volume, partially offset by a decrease in cash provided by working capital. Working capital as compared to prior year primarily reflected difference in timing of accrued taxes and related payments, as well as expanded inventory due to service level strategies.

The cash used in investing activities in 2016 of $293.4 million primarily reflected cash utilized of $185.5 million, net of cash acquired, for the acquisitions of Micro-Coax and Star Aviation in the Interconnect Technologies segment and the acquisition of MS Powder, in the Fluid Technologies segment.  In 2015, cash used in investing activities of $670.8 primarily reflected cash utilized of $598.9 million, net of cash acquired, for the acquisition of Finishing Brands.

The cash used in financing activities in 2016 reflected payment of $150.0 million on bonds that matured during the third quarter of 2016, dividend payments and cash utilized for share repurchases.  The Company’s systematic share repurchase program began in February 2015, and the Board of Directors authorized an additional 4.1 million shares under this program in September 2016.

2015 Compared to 2014

The increase in net cash provided by operating activities was attributable to increased cash income, resulting from lower raw material costs, cash taxes paid, cash from acquired businesses and an increase in working capital sources of $145.0 million, reflecting cash provided by working capital of $94.6 million in 2015 and cash used of $50.4 million in 2014. Cash provided by changes in accrued expenses totaled $79.9 million in 2015, compared to cash provided of $14.5 million in 2014, and includes differences in usage of cash for tax payments in 2015 versus 2014.

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

The decline in capital expenditures was primarily attributable to lower capital expenditures at Construction Materials in 2015 due to completion of its new TPO and PVC production facilities in 2014. During 2015, the Interconnect Technologies segment spent $34.5 million in capital expenditures, including $7.0 million for the completion of its new manufacturing facility in Nogales, Mexico, as well as other projects tied to product or capacity expansion.

During 2015, cash used in financing activities primarily reflected $137.2 in share repurchases, $72.3 million in dividends paid and $2.9 million in debt repayments, partially offset by net cash inflows related to the exercise of employee stock options of $39.4 million in 2015. The Company started its systematic share repurchase program in 2015 and repurchased 1.5 million shares. Also in 2015, we increased our dividends to shareholders by 17%.

Capital Allocation

Our priorities for the use of cash are to invest in growth and performance improvement opportunities for our existing businesses and maintain assets through capital expenditures, pursue strategic acquisitions that meet shareholder return criteria, pay dividends to shareholders, and return value to shareholders through share repurchases.

Capital expenditures in 2017 are expected to be between $125 million and $150 million, which primarily includes investments in Construction Materials buildings and expanded manufacturing lines as well as investment in Interconnect Technologies continuing building expansions. The amount of planned expenditures is higher than capital expenditures in 2016 due to planned expenditures for the Construction Materials and Fluid Technologies segments as well as investments by Interconnect Technologies to complete expansion of certain manufacturing capacity. Planned capital expenditures for 2017 include business sustaining projects, cost reduction efforts, and new product expansion. In addition to the planned aforementioned capital expenditures, in January 2017, we utilized cash to fund several acquisitions. We utilized approximately $218 million of cash to purchase San Jamar within our FoodService Products segment, approximately $9 million to purchase a sealant business and approximately $3 million to purchase machinery, equipment and customer relationships within our Construction Materials segment, and approximately $2 million to purchase a business within our Interconnect Technologies segment.

No minimum contributions to our domestic pension plans are required in 2017. However, during 2017 we expect to pay approximately $1.4 million in participant benefits under the executive supplemental and director plans. In light of our plans’ funded status, we do not expect to make any discretionary contributions to our other pension plans in 2017. We did not make any contributions to the domestic pension plans during 2016.

We intend to pay dividends to our shareholders and have increased our dividend rate annually for the past 40 years. On February 7, 2017 the Board of Directors declared a regular quarterly dividend of $0.35 per share, payable on March 1, 2017 to shareholders of record at the close of business on February 17, 2017.

We repurchased 835,646 shares in 2016 as part of our plan to return capital to shareholders, utilizing $80.4 million of our cash on hand. As of December 31, 2016, we had authority to repurchase an additional 4,835,689 shares. Shares may be repurchased at management’s direction. Purchases may occur from time‑to‑time in the open market and no maximum purchase price has been set. The Company plans to continue to repurchase shares in 2017 on a systematic basis. The decision to repurchase shares will depend on price, availability, and other corporate developments.

We believe that our cash on hand, operating cash flows, credit facilities, and access to bank financing and capital markets provide adequate liquidity and capital resources to fund ongoing operations, expand existing lines of business, and make strategic acquisitions. In addition, we believe that our liquidity and capital resources from U.S. operations are adequate to fund our U.S. operations and corporate activities without a need to repatriate funds held by subsidiaries outside the U.S. However, the ability to maintain existing credit facilities and access the capital markets can be impacted by economic conditions outside our control, specifically credit market tightness or sustained market downturns. Our cost to borrow and capital market access can be impacted by debt ratings assigned by independent rating agencies, based on certain credit measures such as interest coverage, funds from operations and various leverage ratios.

Contractual Obligations

The following table quantifies certain contractual cash obligations and commercial commitments at December 31, 2016:

(in millions)	Total	2017	2018	2019	2020	2021	Thereafter
Long-term debt	$600.0	$—	$—	$—	$250.0	$—	$350.0
Interest on long-term debt (1)	131.4	26.7	26.7	25.9	25.9	13.1	13.1
Noncancelable operating leases	80.2	18.3	16.9	14.0	9.3	6.6	15.1
Estimated workers' compensation claims (undiscounted)	18.2	5.1	3.4	2.4	1.8	1.3	4.2
Estimated defined benefit plan payments (undiscounted)	259.6	15.6	15.0	14.1	13.9	13.4	187.6
Total commitments	$1,089.4	$65.7	$62.0	$56.4	$300.9	$34.4	$570.0

(1)	Future expected interest payments are calculated based on the stated rate for fixed rate debt at December 31, 2016.

The above table does not include $172.0 million of long‑term deferred revenue and $217.0 million of other long‑term liabilities, of which $29.4 million relates to unrecognized income tax benefits. Excluded other long‑term liabilities consist primarily of deferred income tax liabilities and deferred compensation. Due to factors such as the timing of book‑tax difference reversals and retirement of employees, it is not reasonably possible to estimate when these will become due.

The amount of $18.2 million in obligations for workers compensation claims reflects an estimate for claims reported to the Company and incurred but not yet reported. Our estimate and the related timing is based upon actuarial assumptions and loss development factors and historical loss experience. See Note 11 in the Notes to Consolidated Financial Statements in Item 8 for further information.

The amount of $259.6 million in defined benefit plan payments reflects undiscounted estimated employee obligations under the Company’s qualified defined benefit pension plans. The estimated obligation is based upon plan provisions, increases to compensation levels and actuarial assumptions and mortality rate trends. Of the $259.6 million in estimated obligations, approximately $224.7 million reflects projected benefit obligations under the Company’s qualified defined benefit plans. We maintain a trust in which plan assets of the trust, based upon their fair value measurement as of December 31, 2016, and expected return on assets are expected to fully fund the Company’s projected benefit obligations for its qualified defined benefit plans. See Note 13 to Consolidated Financial Statements in Item 8 for further information.

Although we have entered into purchase agreements for certain key raw materials, there were no material contracts with a term exceeding one year in place at December 31, 2016.

Our $600 million Facility allows for borrowings that bear interest at a Base Rate or a Euro-Dollar Rate plus an applicable margin based on our senior unsecured debt ratings (all as defined in the Facility agreement). We may use the Facility for general working capital purposes and to provide additional liquidity to pursue growth opportunities including acquisitions. The Facility expires on December 12, 2018. Our senior unsecured debt is rated BBB by Standard & Poor’s and Baa2 by Moody’s. We had no borrowings on our Facility during the year and we had $600 million available under the Facility as of December 31, 2016.

During August 2016, we utilized cash on hand to repay the outstanding balance on our senior unsecured note outstanding of $150.0 million (at a stated interest rate of 6.125%).

Under our various debt and credit facilities, we are required to meet various restrictive covenants and limitations, including certain leverage ratios, interest coverage ratios, and limits on outstanding debt balances held by certain subsidiaries. We were in compliance with all covenants and limitations in 2016 and 2015.

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

We view our debt to capital ratio (defined as short‑term debt plus long‑term debt divided by the sum of total shareholders’ equity, long‑term debt and short‑term debt) as an important indicator of our ability to utilize debt in financing acquisitions and capital investments. As of December 31, 2016 and 2015, our debt to capital ratio was approximately 19% and 24%, respectively.

Off-Balance Sheet Arrangements

Refer to Note 11 for discussion of off-balance sheet arrangements.

Environmental

We are subject to increasingly stringent environmental laws and regulations, including those relating to air emissions, wastewater discharges, chemical and hazardous waste management and disposal. Some of these environmental laws hold owners or operators of land, businesses, or offsite disposal facilities liable for their own and for previous owners’ or operators’ releases of hazardous or toxic substances or wastes. Other environmental laws and regulations require the obtainment and compliance with environmental permits. To date, costs of complying with environmental, health and safety requirements have not been material and we do not currently have any significant accruals related to potential future costs of environmental remediation at December 31, 2016 and 2015, nor do we have any asset retirement obligations recorded at those dates. However, the nature of our operations and our long history of industrial activities at certain of our current or former facilities, as well as those acquired, could potentially result in material environmental liabilities or asset retirement obligations.

While we must comply with existing and pending climate change legislation, regulation, international treaties or accords, current laws and regulations do not have a material impact on our business, capital expenditures, or financial position. Future events, including those relating to climate change or greenhouse gas regulation, may require us to incur expenses related to the modification or curtailment of operations, installation of pollution control equipment, or investigation and cleanup of contaminated sites.

Critical Accounting Estimates

Our significant accounting policies are more fully described in Note 1 in the Notes to Consolidated Financial Statements within Item 8. In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the U.S., the Company’s management must make informed decisions which impact the reported amounts and related disclosures.  Such decisions include the selection of the appropriate accounting principles to be applied and assumptions on which to base estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, inventory valuation, deferred revenue and extended product warranties, goodwill and indefinite-lived intangible assets, valuation of long-lived assets, and income taxes.  We base our estimates on historical experience, terms of existing contracts, our observation of trends in the industry, information provided by our customers, and information available from other outside sources, that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions.

Goodwill and Indefinite‑Lived Intangible Assets

Indefinite-Lived Intangible Assets

Indefinite-lived intangible assets are recognized and recorded at their acquisition-date fair values. Intangible assets with indefinite useful lives are not amortized but are tested annually, or more often, if impairment indicators are present, for impairment via a one-step process by comparing the fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment charge is recorded in current earnings equal to the difference.  We generally estimate the fair value of our indefinite-lived intangible assets based on the income approach utilizing the discounted cash flow method.  We periodically re-assess indefinite-lived intangible assets as to whether their useful lives can be determined and if so, we would begin amortizing any applicable intangible asset.

Wellman® Trade name

During 2016, the CBF reporting unit experienced lower than expected sales, primarily in the construction and mining industries. Management considered these results and the potential long-term effect of market conditions on the operations of the CBF reporting unit and determined that an indicator of possible impairment existed. During the first and second quarters of 2016, management determined that the fair values of the trade names within the CBF reporting unit exceeded their carrying values. However, as a result of the interim impairment test performed during the third quarter of 2016, management determined that the fair value of the Wellman® trade name within the CBF reporting unit did not exceed its carrying value.  The primary assumptions that drive fair value related to trade names include:

•	Future revenue generated by product sales that utilize the trade name;
•	Royalty rate that would be paid if the asset were licensed from a third party; and
•	Discount rate utilized, which reflects the associated industry weighted-average cost of capital (discussed below) plus a single asset risk premium.

This interim impairment test resulted in an impairment charge for the Wellman® trade name of $11.5 million in the CBF segment in the third quarter of 2016.

Annual Impairment Test

In conjunction with our annual impairment test, we estimated that all of our indefinite‑lived intangible assets’ fair values exceeded their carrying values.

Goodwill

Goodwill is not amortized but is tested annually, or more often if impairment indicators are present, for impairment at a reporting unit level. We have determined that our operating segments are our reporting units. We have allocated goodwill to our reporting units as follows:

	December 31,	December 31,
(in millions)	2016	2015

Carlisle Construction Materials	$117.5	$118.7
Carlisle Interconnect Technologies	639.1	555.4
Carlisle Fluid Technologies	167.9	173.4
Carlisle Brake & Friction	96.4	226.6
Carlisle FoodService Products	60.3	60.3
Total	$1,081.2	$1,134.4

Q3 2016 CBF Reporting Unit

During 2016, the CBF reporting unit continued to experience declining sales due to the overall market conditions of the industries it serves. The decline is primarily attributable to lowered projected revenues and EBIT margins as a result of lower expectations of recovery in CBF’s various end markets.  Upon review of CBF's 2016 financial performance and its end market projections as of the third quarter of 2016, management determined that a triggering event had occurred. As discussed in Item 2 of the Company’s September 30, 2016 Quarterly Report on 10‑Q under Financial Reporting Segments, we performed an interim goodwill impairment test for the Carlisle Brake & Friction reporting unit as of September 30, 2016. As a result, we concluded that the carrying value of the CBF reporting unit was approximately 25% greater than its fair value.  Management then performed a step two analysis to measure the amount of the impairment. This analysis required management to allocate the fair value of the CBF reporting unit to its underlying assets and liabilities, both recognized and unrecognized, based on their estimated fair values with any residual amount treated as the implied value of goodwill.  The analysis resulted in the Company recognizing a goodwill impairment charge of $130.0 million in the third quarter of 2016 in income from continuing operations.  The carrying value of goodwill at the CBF reporting unit after the impairment charge was $96.5 million as of September 30, 2016.

Annual Impairment Test

For the 2016 impairment test, four reporting units were tested for impairment using ASC 350’s quantitative approach: Carlisle Construction Materials, Carlisle Interconnect Technologies, Carlisle Fluid Technologies, and Carlisle FoodService Products.

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

Fair value exceeded carrying value for the above reporting units at December 31, 2016. While we believe these assumptions are appropriate, they are subject to uncertainty and by nature include judgments and estimates regarding various factors including the realization of sales price increases, fluctuation in price and availability in key raw materials, and operating efficiencies.

The Carlisle Brake & Friction reporting unit was tested for impairment using ASC 350’s qualitative approach since the business that comprises the CBF reporting unit was tested for impairment as of September 30, 2016. Based on our comparison of estimates of future performance at October 1 and December 31 of 2016 versus our estimates at September 30, 2016, we concluded that there were no significant changes and therefore no indicators of impairment at such dates. Our estimates of future performance considered factors such as sales growth, expected raw materials pricing, and the business environment of the industries CBF serves. We will continue to evaluate the CBF reporting unit for indicators of impairment on an interim basis. If our adjusted expectations of recovery, both in size and timing, in CBF’s end markets do not materialize, or the WACC increases (based on increases in interest rates, market rates of return, and market volatility), the Company may be required to record additional intangible asset and goodwill impairment charges, which may be material.

While we believe our conclusions regarding the estimates of fair value of our reporting units, the underlying assets and liabilities and our trade names are appropriate, these estimates are subject to uncertainty and by nature include judgments and estimates regarding various factors including the rate and extent of growth in the markets that our reporting units serve, the realization of future sales price increases, fluctuations in exchange rates, fluctuations in price and availability of key raw materials, future operating efficiencies, and discount rates.

See Note 10 to the Consolidated Financial Statements in Item 8 for more information regarding goodwill and intangible assets.

Valuation of Long‑Lived Assets

Long‑lived assets or asset groups, including amortizable intangible assets, are tested for impairment whenever events or circumstances indicate that the carrying amount of the asset or asset group may not be recoverable. For purposes of testing for impairment, we group our long‑lived assets classified as held and used at the lowest level for which identifiable cash flows are largely independent of the cash flows from other assets and liabilities. Our asset groupings vary based on the related business in which the long‑lived asset is employed and the interrelationship between those long‑lived assets in producing net cash flows; for example, multiple manufacturing facilities may work in concert with one another or may work on a stand‑alone basis to produce net cash flows. We utilize our long‑lived assets in multiple industries and economic environments and our asset grouping reflects these various factors.

We monitor the operating and cash flow results of our long‑lived assets or asset groups classified as held and used to identify whether events and circumstances indicate the remaining useful lives of those assets should be adjusted, or if the carrying value of those assets or asset groups may not be recoverable. In the event indicators of impairment are identified, undiscounted estimated future cash flows are compared to the carrying value of the long‑lived asset or asset group. If the undiscounted estimated future cash flows are less than the carrying amount, we determine the fair value of the asset or asset group and record an impairment charge in current earnings to the extent carrying value exceeds fair value. Fair values may be determined based on estimated discounted cash flows, by prices for like or similar assets in similar markets, or a combination of both. There are currently no long‑lived assets or asset groups classified as held and used for which the related undiscounted cash flows do not substantially exceed their carrying amounts.

Long‑lived assets or asset groups that are part of a disposal group that meets the criteria to be classified as held for sale are not assessed for impairment but rather if fair value, less cost to sell, of the disposal group is less than its carrying value, a loss on sale is recorded against the disposal group.

Revenue Recognition

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

Inventories

Inventories are valued at the lower of cost or net realizable value (“NVR”) with cost determined primarily on an average cost basis. Cost of inventories includes direct as well as certain indirect costs associated with the acquisition and production process. These costs include raw materials, direct and indirect labor, and manufacturing overhead. Manufacturing overhead includes materials, depreciation and amortization related to property, plant, and equipment and other intangible assets used directly and indirectly in the acquisition and production of inventory, costs related to our distribution network such as inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, and other such costs associated with preparing our products for sale.

Under U.S. Generally Accepted Accounting Principles (“GAAP”), net realizable value is defined as estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. The estimates that are subject to uncertainty include estimates of selling prices, costs of completion and disposal, and the levels of excess and obsolete inventory. We regularly review inventory quantities on hand for indicators that cost may exceed net realizable value. These indicators include excess and obsolete inventory and trends in raw material costs or selling prices. The Company utilizes historical write‑off information as well as forecasted selling prices to determine if market is below cost. At year end, if any reserves are recorded, they are not reversed and NRV is established as the inventory’s new cost basis. In general, we perform the test described above at a product level.

Deferred Revenue and Extended Product Warranty

We offer extended warranty contracts on sales of certain products, the most significant being those offered on our installed roofing systems within the Construction Materials segment. The lives of these warranties range from five to 40 years. All revenue from the sale of these contracts is deferred and amortized on a straight‑line basis over the life of the contracts. Current costs of services performed under these contracts are expensed as incurred. We also record an additional loss and a corresponding reserve if the total expected costs of providing services under the contract at a product line level exceed unearned revenues equal to such excess. We estimate total expected warranty costs using quantitative measures based on historical claims experience and management judgment.

Pension

We maintain defined benefit retirement plans for certain domestic employees. All plans are frozen to new entrants, with the exception of the executive supplemental and director defined benefit pension plans. The net periodic benefit cost and projected benefit obligations related to these plans are determined annually on an actuarial basis. This determination requires assumptions to be made concerning general economic conditions (particularly interest rates), expected return on plan assets, increases to compensation levels and mortality rate trends. These assumptions are reviewed by management in consultation with our independent actuary and investment manager. Changes in the assumptions to reflect actual experience may result in a change in the net periodic benefit cost and projected benefit obligations.

Beginning in 2016, we moved from utilizing a weighted‑average discount rate, which was derived from the yield curve used to measure the benefit obligation at the beginning of the period, to a spot yield rate curve to estimate the projected benefit obligation and net periodic benefit costs. The change in estimate provides a more accurate measurement of service and interest costs by applying the spot rate that could be used to settle each projected cash flow individually. This change in estimate did not have a material effect on net periodic benefit costs for 2016.

The defined benefit retirement plan assets consist primarily of fixed income and equity securities, which are considered Level 1 assets under the fair value hierarchy. We use the market related valuation method to determine the value of plan assets, which recognizes the change of the fair value of the plan assets over five years. If actual experience differs from these long‑term assumptions, the difference is recorded as an unrecognized actuarial gain (loss) and then amortized into earnings over the average remaining future service period, which may cause the expense related to providing these benefits to increase or decrease.

The weighted‑average expected rate of return on plan assets was 6.30% for the 2017 benefit cost. While we believe this is a reasonable expectation based on the plan assets’ mix of fixed income and equity investments, significant differences in actual experience or significant changes in the assumptions used may materially affect future benefit obligations and expense. The effect of a 0.25% increase or decrease in the expected rate of return would cause our estimated 2017 net periodic benefit cost to be approximately $0.4 million lower or higher.

The assumed weighted‑average discount rate was 3.86% for the 2016 valuation. The effects of a 0.25% increase or decrease in the assumed discount rate would cause our projected benefit obligation at December 31, 2016 to be approximately $3.7 million lower or $3.6 million higher, respectively.

We used a weighted‑average assumed rate of compensation increase of 3.82% for the 2016 valuation. This rate is not expected to change in the foreseeable future and is based on our actual rate of compensation increase over the past several years, adjusted to reflect management’s expectations regarding future labor costs.

See Note 13 to the Consolidated Financial Statements in Item 8 for more information regarding our retirement plans.

Income Taxes

We record income taxes including an estimate of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns.

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We periodically assess the realizability of deferred tax assets and the adequacy of deferred tax liabilities.

Realization of deferred tax assets involves estimates regarding (1) the timing and amount of the reversal of taxable temporary differences, (2) expected future taxable income, and (3) the impact of tax planning strategies. We believe that it is more likely than not that we may not realize the benefit of certain deferred tax assets and, accordingly, have established a valuation allowance against them. In assessing the need for a valuation allowance, we consider all available positive and negative evidence, including past operating results, projections of future taxable income and the feasibility of and potential changes to ongoing tax planning strategies. Although realization is not assured for the remaining deferred tax assets, we believe it is more likely than not that the remaining deferred tax assets will be realized. However, deferred tax assets could be reduced in the near term if our estimates of taxable income during the carryforward period are significantly reduced or tax planning strategies are no longer viable, which could result in significant income tax expense.

The amount of income tax that we pay annually is dependent on various factors, including the timing of certain deductions and ongoing audits by federal, state, and foreign tax authorities, which may result in proposed adjustments. We perform reviews of our income tax positions on a quarterly basis and accrue for potential uncertain tax positions. We believe we have adequately provided for any reasonably foreseeable outcome related to these matters.

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

We have engaged a third-party consultant to assist with our assessment of the impact of the new revenue guidance on our operations. To date, this assessment has included utilizing questionnaires to assist with (1) identifying our revenue streams, (2) performing sample contract analyses, and (3) assessing the identified differences in recognition and measurement that may result from adopting this ASU. Based on the evaluation to date, we do not anticipate the adoption of this standard will have a material impact on our reported current net sales, however, given our acquisition strategy within diverse business segments, there may be additional revenue streams acquired prior to the adoption date. Our technical analysis is on-going with respect to separately-priced extended-warranty contracts, variable consideration, whether certain contracts’ revenues will be recognized over time or at a point in time, and whether costs to obtain a contract will be capitalized. Further, we are continuing to assess what incremental disaggregated revenue disclosures will be required in our consolidated financial statements. We continue to evaluate transition methods, and expect to finalize our determination once all other significant matters are concluded on.

In February 2016, the FASB issued ASU 2016-02, Accounting for Leases (Topic 842), which requires lessees to recognize a lease liability for the obligation to make lease payments, measured at the present value on a discounted basis, and a right-of-use (“ROU”) asset for the right to use the underlying asset for the duration of the lease term, measured at the lease liability amount adjusted for lease prepayments, lease incentives received and initial direct costs.  The lease liability and ROU asset are recognized in the balance sheet at the commencement of the lease.  For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance.  Operating leases will result in straight line expense while finance leases will result in a front-loaded expense pattern. Classification will be based on criteria that are largely similar to those applied in current lease accounting. ASU 2016-02 is effective for annual reporting periods, including interim periods within those periods, beginning after December 15, 2018, and requires the use of a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period presented in the financial statements.  Early application of the ASU is permitted.  We have not yet determined the impact of adopting the standard on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  The ASU simplifies several aspects of the accounting for stock compensation.

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

ASU 2016-09 is effective for annual reporting periods, including interim periods within those periods, beginning after December 15, 2016.  We adopted this ASU effective January 1, 2017, and have elected to recognize forfeitures as they occur.  The related financial statement impacts of adopting the above aspects of this ASU are not expected to be material, however, depending on several factors such as the market price of the Company’s common stock, employee exercise behavior and corporate income tax rates, the excess tax benefits associated with the exercise of stock options and vesting of restricted and performance shares could generate a significant discrete income tax benefit in a particular interim period potentially creating volatility in net income and earnings per share period-to-period and period-over-period.  We do not expect, based on the existing amounts of vested and unvested stock compensation awards, that the impact will be material to the Company’s net income and earnings-per-share on an annual basis.  In 2016 and 2015, we recognized in additional-paid-in-capital approximately $18.8 million and $15.9 million of excess tax benefits, under current accounting guidance, related to stock-based compensation.  If this ASU had been adopted in 2015, the amounts would have been reflected as a reduction to income tax expense in those periods.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides guidance on reducing the diversity in practice on eight specific cash flow matters and how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including an adoption in an interim period. We have not yet determined the impact of adopting the standard on our consolidated financial statements. However, we do not expect the adoption to have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. As this standard is prospective in nature, the impact to our financial statements will depend on the nature of our future acquisitions.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment, which simplifies how an entity is required to test goodwill for impairment by eliminating step 2 from the goodwill impairment test, which measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount. Instead, entities should perform annual or interim goodwill impairment tests by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the excess of carrying amount over the fair value of the respective reporting unit. The guidance is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early application of the ASU is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company intends to early adopt this ASU effective January 1, 2017. As this standard is prospective in nature, the impact to our financial statements by not performing step 2 to measure the amount of any potential goodwill impairment will depend on various factors. However, the elimination of step 2 will reduce the complexity and cost of the subsequent measurement of goodwill.

Forward‑Looking Statements

This report contains forward‑looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward‑looking statements generally use words such as “expect,” “foresee,” “anticipate,” “believe,” “project,” “should,” “estimate,” “will,” “plans”, “forecast” and similar expressions, and reflect our expectations concerning the future. Such statements are made based on known events and circumstances at the time of publication, and as such, are subject in the future to unforeseen risks and uncertainties. It is possible that our future performance may differ materially from current expectations expressed in these forward‑looking statements, due to a variety of factors such as: increasing price and product/service competition by foreign and domestic competitors, including new entrants; technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost‑effective basis; our mix of products/services; increases in raw material costs which cannot be recovered in product pricing; domestic and foreign governmental and public policy changes including environmental and industry regulations; threats associated with and efforts to combat terrorism; protection and validity of patent and other intellectual property rights; the successful integration and identification of our strategic acquisitions; the cyclical nature of our businesses; and the outcome of pending and future litigation and governmental proceedings. In addition, such statements could be affected by general industry and market conditions and growth rates, the condition of the financial and credit markets, and general domestic and international economic conditions including interest rate and currency exchange rate fluctuations. Further, any conflict in the international arena may adversely affect general market conditions and our future performance. We undertake no duty to update forward‑looking statements.

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

We are exposed to interest rate risks as a result of our borrowing and investing activities, which principally includes long‑term borrowings used to maintain liquidity and to fund our business operations and capital requirements. From time to time, to manage our mix of fixed and variable interest rate debt effectively, we may enter into interest rate swaps. As of December 31, 2016 and 2015 there were no interest rate swaps in place and, at both dates, all of our long‑term debt (including the current portion) was fixed‑rate and U.S. Dollar denominated. We also have a $600 million revolving credit facility that allows for borrowings at a variable interest rate. We had no outstanding borrowings under this facility as of December 31, 2016 and 2015. The nature and amount of our long‑term debt may vary from time to time as a result of business requirements, market conditions, and other factors. We consider the risk to our results of operations from changes in market rates of interest to be minimal as such instruments are fixed‑rate.

As a multi‑national company, a portion of our operating cash flows are denominated in foreign currencies, and as such we are exposed to market risk from changes in foreign currency exchange rates. We are primarily exposed to the exchange rates of currencies including the Canadian Dollar, Chinese Renminbi, Euro, British Pound, and Japanese Yen. We continually evaluate our foreign currency exposure based on current market conditions and the locations in which we conduct our business. We manage most of our foreign currency exposure on a consolidated basis, which allows us to net certain exposures and take advantage of natural offsets. In order to mitigate foreign currency risk, we may, from time to time, enter into derivative financial instruments, generally foreign currency forward contracts, to hedge the cash flows related to certain foreign currency denominated sales and purchase transactions expected within one year and the related recognized trade receivable or payable. The gains and losses on these contracts offset changes in the value of the related exposures. It is our policy to enter into foreign currency derivative financial instruments only to the extent considered necessary to meet the objectives set forth above. We generally do not hedge the risk from translation of sales and earnings into U.S. Dollars for financial reporting.

For instruments that are designated and qualify as an accounting cash flow hedge, the Company had foreign exchange contracts with maturities less than one year and an aggregate U.S. Dollar equivalent notional value of $17.6 million at December 31, 2016. The gross fair value was insignificant at December 31, 2016. No instruments were outstanding as of December 31, 2015. The effective portion of changes in the fair value of the contracts is recorded in accumulated other comprehensive income in the Statements of Shareholders’ Equity and is recognized in operating income when the underlying forecasted transaction impacts earnings. For instruments that are not designed as a cash flow hedge, but nonetheless are entered into as an economic hedge of certain foreign currency risk, the Company had foreign exchange contracts with maturities less than one year and an aggregate U.S. Dollar equivalent notional value of $39.3 million and $6.1 million at December 31, 2016 and December 31, 2015, respectively. The gross fair value was insignificant at December 31, 2016 and December 31, 2015. The unrealized gains and losses resulting from these contracts are not significant and are recognized in other expense, net within the Consolidated Statements of Earnings and Comprehensive Income and partially offset corresponding foreign exchange gains and losses on the underlying items being economically hedged.

The near term sensitivity of these contracts to changes in foreign currency exchange rates is also minimal as they are scheduled to mature within 12 months. Further, changes in the fair value of these contracts will be offset by changes in the cash flows of the underlying foreign currency denominated sales, purchases, assets and liabilities which the contracts are intended to mitigate (both accounting and economic hedges).

We continually address the impact of changes in commodity prices on our results of operations and cash flow. Our exposure to changes in commodity prices is principally indirect as we do not directly purchase exchange‑traded commodities, but rather purchase raw materials that are a result of further downstream processing (as noted in Item 1 of this Form 10‑K), primarily inputs resulting from processing crude oil, natural gas, iron ore, gold, silver, and copper. We generally manage the risk of changes in commodity prices that impact our raw material costs by seeking to (1) offset increased costs through increases in prices, (2) alter the nature and mix of raw materials used to manufacture our finished goods or (3) enter into commodity‑linked sales or purchase contracts, all to the extent possible based on competitive and other economic factors. We may also from time to time enter into derivative financial instruments to mitigate such impact however, at December 31, 2016 and 2015 we had no derivative financial instruments in place.

Item 8.  Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Carlisle Companies Incorporated

We have audited the accompanying consolidated balance sheets of Carlisle Companies Incorporated as of December 31, 2016 and 2015, and the related consolidated statements of earnings and comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Carlisle Companies Incorporated at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Carlisle Companies Incorporated’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 13, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Phoenix, Arizona

February 13, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Carlisle Companies Incorporated

We have audited Carlisle Companies Incorporated’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Carlisle Companies Incorporated’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the Micro-Coax, Inc., Kroll Technologies, LLC, and Star Aviation, Inc. businesses (collectively the “Acquired Businesses”) which were acquired on June 10, 2016, June 10, 2016 and October 3, 2016, respectively, and are included in the 2016 consolidated financial statements of Carlisle Companies Incorporated and constitute $181.4 million and $177.7 million of total and net assets, respectively, as of December 31, 2016 and $27.1 million and $0.5 million of net sales and earnings before interest and income taxes, respectively, for the year then ended. Our audit of internal control over financial reporting of Carlisle Companies Incorporated also did not include an evaluation of the internal control over financial reporting of the Acquired Businesses.

In our opinion, Carlisle Companies Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Carlisle Companies Incorporated as of December 31, 2016 and 2015 and the related consolidated statements of earnings and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016 of Carlisle Companies Incorporated and our report dated February 13, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Phoenix, Arizona

February 13, 2017

Carlisle Companies Incorporated

Consolidated Statements of Earnings and Comprehensive Income

	For the Years Ended December 31,
(in millions except per share amounts)	2016	2015	2014

Net sales	$3,675.4	$3,543.2	$3,204.0

Cost of goods sold	2,518.1	2,536.5	2,384.5
Selling and administrative expenses	532.0	461.9	379.0
Research and development expenses	48.1	42.8	33.8
Impairment charges	141.5	-	-
Other (income) expense, net	(5.4)	0.1	(1.6)

Earnings before interest and income taxes	441.1	501.9	408.3

Interest expense, net	30.6	34.0	32.2
Earnings before income taxes from continuing operations	410.5	467.9	376.1

Income tax expense	159.7	148.3	124.4
Income from continuing operations	250.8	319.6	251.7

Discontinued operations
(Loss) income before income taxes	(1.1)	0.1	(2.1)
Income tax benefit	(0.4)	-	(1.7)
(Loss) income from discontinued operations	(0.7)	0.1	(0.4)
Net income	$250.1	$319.7	$251.3

Basic earnings (loss) per share attributable to common shares
Income from continuing operations	$3.87	$4.89	$3.89
Loss from discontinued operations	(0.01)	-	-
Basic earnings per share	$3.86	$4.89	$3.89

Diluted earnings (loss) per share attributable to common shares
Income from continuing operations	$3.83	$4.82	$3.83
Loss from discontinued operations	(0.01)	-	(0.01)
Diluted earnings per share	$3.82	$4.82	$3.82

Comprehensive Income
Net income	$250.1	$319.7	$251.3
Other comprehensive income (loss)
Change in foreign currency translation	(36.7)	(29.6)	(26.1)
Change in accrued post-retirement benefit liability, net of tax	1.0	4.6	(3.8)
Other, net of tax	0.6	(0.3)	(0.4)
Other comprehensive loss	(35.1)	(25.3)	(30.3)
Comprehensive income	$215.0	$294.4	$221.0

See accompanying notes to Consolidated Financial Statements

Carlisle Companies Incorporated

Consolidated Balance Sheets

	December 31,	December 31,
(in millions except share and per share amounts)	2016	2015
Assets
Current assets:
Cash and cash equivalents	$385.3	$410.7
Receivables, net	511.6	502.5
Inventories	377.0	356.0
Prepaid expenses	24.3	18.8
Other current assets	57.0	31.5
Total current assets	1,355.2	1,319.5

Property, plant, and equipment, net	632.2	585.8

Other assets:
Goodwill, net	1,081.2	1,134.4
Other intangible assets, net	872.2	887.8
Other long-term assets	25.0	23.4
Total other assets	1,978.4	2,045.6
TOTAL ASSETS	$3,965.8	$3,950.9

Liabilities and shareholders' equity
Current liabilities:
Short-term debt, including current maturities	$-	$149.8
Accounts payable	243.6	212.6
Accrued expenses	246.7	219.4
Deferred revenue	23.2	24.0
Total current liabilities	513.5	605.8

Long-term liabilities:
Long-term debt	596.4	595.6
Deferred revenue	172.0	159.7
Other long-term liabilities	217.0	242.4
Total long-term liabilities	985.4	997.7
Commitments and contingencies (See Note 11)

Shareholders' equity:
Preferred stock, $1 par value per share (authorized and unissued 5,000,000 shares)	-	-
Common stock, $1 par value per share (authorized 200,000,000 shares; issued 78,661,248 shares; outstanding 64,257,182 and 64,051,600 shares, respectively)	78.7	78.7
Additional paid-in capital	335.3	293.4
Deferred compensation equity	10.3	8.0
Treasury shares, at cost (14,178,801 and 14,383,241 shares, respectively)	(382.6)	(327.4)
Accumulated other comprehensive loss	(122.2)	(87.1)
Retained earnings	2,547.4	2,381.8
Total shareholders' equity	2,466.9	2,347.4
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,965.8	$3,950.9

See accompanying notes to Consolidated Financial Statements

Carlisle Companies Incorporated

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(in millions)	2016	2015	2014
Operating activities
Net income	$250.1	$319.7	$251.3
Reconciliation of net income to cash flows provided by operating activities:
Depreciation	75.1	73.5	64.7
Amortization	62.7	55.8	39.3
Impairment charges	141.5	-	-
Stock-based compensation, net of tax benefit	(2.6)	2.7	3.3
Deferred taxes	(25.0)	(15.8)	(9.9)
Other operating activities, net	(6.0)	(1.3)	(2.4)
Changes in assets and liabilities, excluding effects of acquisitions:
Receivables	0.3	(11.8)	(18.1)
Inventories	(12.2)	23.0	(27.7)
Prepaid expenses and other assets	(9.2)	6.7	(5.5)
Accounts payable	21.6	(2.9)	(5.1)
Accrued expenses and deferred revenues	34.8	78.4	14.5
Other long-term liabilities	0.1	1.2	(8.5)
Net cash provided by operating activities	531.2	529.2	295.9

Investing activities
Capital expenditures	(108.8)	(72.1)	(118.8)
Acquisitions, net of cash acquired	(185.5)	(598.9)	(194.0)
Other investing activities, net	0.9	0.2	15.0
Net cash used in investing activities	(293.4)	(670.8)	(297.8)

Financing activities
Repayments of borrowings	(150.0)	(1.5)	(1.5)
Dividends paid	(84.5)	(72.3)	(61.2)
Proceeds from exercise of stock options, net	48.4	39.4	42.5
Repurchases of common stock	(75.0)	(137.2)	-
Other financing activities, net	-	(1.4)	-
Net cash used in financing activities	(261.1)	(173.0)	(20.2)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(2.1)	(5.5)	(1.6)

Change in cash and cash equivalents	(25.4)	(320.1)	(23.7)
Cash and cash equivalents
Beginning of period	410.7	730.8	754.5
End of period	$385.3	$410.7	$730.8

See accompanying notes to Consolidated Financial Statements

Carlisle Companies Incorporated

Consolidated Statements of Shareholders’ Equity

(In millions, except share and per share amounts)

					Accumulated
			Additional	Deferred	Other				Total
	Common Stock Outstanding		Paid-In	Compensation	Comprehensive	Retained	Shares in Treasury		Shareholders'
	Shares	Amount	Capital	Equity	Income (loss)	Earnings	Shares	Cost	Equity

Balance at January 1, 2014	63,658,777	$ 78.7	$ 201.1	$3.0	$(31.5)	$ 1,944.3	14,761,481	$ (209.5)	$ 1,986.1
Net income	-	-	-	-	-	251.3	-	-	251.3
Other comprehensive loss, net of tax	-	-	-	-	(30.3)	-	-	-	(30.3)
Cash dividends - $0.94 per share	-	-	-	-	-	(61.2)	-	-	(61.2)
Issuances and deferrals, net for stock based compensation (1)	1,032,282	-	46.7	3.0	-	-	(1,038,280)	9.4	59.1
Balance at December 31, 2014	64,691,059	$78.7	$247.8	$6.0	$(61.8)	$2,134.4	13,723,201	$(200.1)	$2,205.0
Net income	-	-	-	-	-	319.7	-	-	319.7
Other comprehensive loss, net of tax	-	-	-	-	(25.3)	-	-	-	(25.3)
Cash dividends - $1.10 per share	-	-	-	-	-	(72.3)	-	-	(72.3)
Repurchases of common stock	(1,496,411)	-	-	-	-	-	1,496,411	(137.2)	(137.2)
Issuances and deferrals, net for stock based compensation (1)	856,952	-	45.6	2.0	-	-	(836,371)	9.9	57.5
Balance at December 31, 2015	64,051,600	78.7	293.4	8.0	(87.1)	2,381.8	14,383,241	(327.4)	2,347.4
Net income	-	-	-	-	-	250.1	-	-	250.1
Other comprehensive loss, net of tax	-	-	-	-	(35.1)	-	-	-	(35.1)
Cash dividends - $1.30 per share	-	-	-	-	-	(84.5)	-	-	(84.5)
Repurchases of common stock	(782,057)	-	-	-	-	-	782,057	(75.7)	(75.7)
Issuances and deferrals, net for stock based compensation (1)	987,639	-	41.9	2.3	-	-	(986,497)	20.5	64.7
Balance at December 31, 2016	64,257,182	$78.7	$335.3	$10.3	$(122.2)	$2,547.4	14,178,801	$(382.6)	$2,466.9

(1)

Issuances and deferrals, net for stock based compensation reflects share activity related to option exercises, net of tax, restricted and performance shares vested and net issuances and deferrals associated with deferred compensation equity.

See accompanying notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

Note 1—Summary of Accounting Policies

Nature of Business

Carlisle Companies Incorporated, its wholly owned subsidiaries and their subsidiaries, referred to herein as the “Company” or “Carlisle,” is a global diversified company that designs, manufactures, and markets a wide range of products that serve a broad range of markets including commercial roofing, energy, agriculture, mining, construction, aerospace and defense electronics, medical technology, transportation, general industrial, protective coatings, wood, auto refinishing, foodservice, and healthcare and sanitary maintenance. The Company markets its products as a component supplier to original equipment manufacturers, distributors, as well as directly to end-users.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions and accounts have been eliminated. The Company’s fiscal year‑end is December 31.

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

Cash Equivalents

Highly liquid investments with a maturity of three months or less when acquired are considered cash equivalents.

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

Receivables and Allowance for Doubtful Accounts

Receivables are stated at net realizable value. The Company performs ongoing evaluations of its customers’ current creditworthiness, as determined by the review of their credit information to determine if events have occurred subsequent to the recognition of the revenue and related receivable that provides evidence that such receivable will be realized at an amount less than that recognized at the time of sale. Estimates of net realizable value are based on historical losses, adjusting for current economic conditions and, in some cases, evaluating specific customer accounts for risk of loss. The allowance for doubtful accounts was $4.0 million at December 31, 2016, $4.7 million at December 31, 2015, and $4.8 million at December 31, 2014. Changes in economic conditions in specific markets in which the Company operates could have an effect on reserve balances required and on the ability to recognize revenue until cash is collected or collectability is probable.

The following is activity in the Company’s allowance for doubtful accounts for the years ended December 31:

(in millions)	2016	2015	2014
Balance at January 1	$4.7	$4.8	$3.3
Provision charged to expense	0.7	0.4	2.3
Amounts written off, net of recoveries	(1.4)	(0.5)	(0.8)
Balance at December 31	$4.0	$4.7	$4.8

Inventories

Inventories are valued at lower of cost and net realizable value with cost determined primarily on an average cost basis. See “New Accounting Standards Adopted” herein for further information related to adoption of pronouncements related to inventories. Cost of inventories includes direct as well as certain indirect costs associated with the acquisition and production process. These costs include raw materials, direct and indirect labor, and manufacturing overhead. Manufacturing overhead includes materials, depreciation and amortization related to property, plant, and equipment and other intangible assets used directly and indirectly in the acquisition and production of inventory, and costs related to the Company’s distribution network such as inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, and other such costs associated with preparing the Company’s products for sale.

Deferred Revenue and Extended Product Warranty

The Company offers extended warranty contracts on sales of certain products; the most significant being those offered on its installed roofing systems within the Construction Materials segment. The term of these warranties range from five to 40 years. All revenue for the sale of these contracts is deferred and amortized on a straight‑line basis over the life of the contracts. The weighted average life of the contracts is approximately 19 years. Current costs of services performed under these contracts are expensed as incurred and included in cost of goods sold. The Company would record a reserve within accrued expenses if the total expected costs of providing services at a product line level exceed unearned revenues. Total expected costs of providing extended product warranty services are actuarially determined using standard quantitative measures based on historical claims experience and management judgment. See Note 14 for additional information regarding deferred revenue and extended product warranties.

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost including interest costs associated with qualifying capital additions. Costs allocated to property, plant, and equipment of acquired companies are based on estimated fair value at the date of acquisition. Depreciation is principally computed on a straight‑line basis over the estimated useful lives of the assets. Depreciation includes the amortization of capital leases. Asset lives are generally 20 to 40 years for buildings, five to 15 years for machinery and equipment, and two to 20 years for leasehold improvements. Leasehold improvements are amortized based on the underlying lease term, or the asset’s estimated useful life, whichever is shorter.

Valuation of Long‑Lived Assets

Long‑lived assets or asset groups, including amortizable intangible assets, are tested for impairment whenever events or circumstances indicate that the carrying amount of the asset or asset group may not be recoverable. For purposes of testing for impairment, the Company groups its long‑lived assets classified as held and used at the lowest level for which identifiable cash flows are largely independent of the cash flows from other assets and liabilities. The Company’s asset groupings vary based on the related business in which the long‑lived asset is employed and the interrelationship between those long‑lived assets in producing net cash flows; for example, multiple manufacturing facilities may work in concert with one another or may work on a stand‑alone basis to produce net cash flows. The Company utilizes its long‑lived assets in multiple industries and economic environments and its asset groupings reflect these various factors.

The Company monitors the operating and cash flow results of its long‑lived assets or asset groups classified as held and used to identify whether events and circumstances indicate the remaining useful lives of those assets should be adjusted or if the carrying value of those assets or asset groups may not be recoverable. In the event indicators of impairment are identified, undiscounted estimated future cash flows are compared to the carrying value of the long‑lived asset or asset group. If the undiscounted estimated future cash flows are less than the carrying amount, the Company determines the fair value of the asset or asset group and records an impairment charge in current earnings to the extent carrying value exceeds fair value. Fair values may be determined based on estimated discounted cash flows, by prices for like or similar assets in similar markets, or a combination of both.

Long‑lived assets or asset groups that are part of a disposal group that meets the criteria to be classified as held for sale are not assessed for impairment but rather if fair value, less cost to sell, of the disposal group is less than its carrying value a loss is recorded against the disposal group.

Goodwill and Other Intangible Assets

Intangible assets are recognized and recorded at their acquisition date fair values. Intangible assets that are subject to amortization are amortized on a straight-line basis over their useful lives. Definite-lived intangible assets consist primarily of acquired customer relationships and patents, non-compete agreements, and intellectual property.  The Company determines the useful life of its customer relationship intangible assets based on multiple factors including the size and make-up of the acquired customer base, the expected dissipation of those customers over time, the Company’s own experience in the particular industry, the impact of known trends such as technological obsolescence, product demand or other factors, and the period over which expected cash flows are used to measure the fair value of the intangible asset at acquisition.  The Company periodically re-assesses the useful lives of its customer relationship intangible assets when events or circumstances indicate that useful lives have significantly changed from the previous estimate.

Intangible assets with indefinite useful lives are not amortized but are tested annually, or more often if impairment indicators are present, for impairment via a one-step process by comparing the fair value of the intangible asset with its carrying value. If the intangible asset’s carrying value exceeds its fair value, an impairment charge is recorded in current earnings for the difference. The Company estimates the fair value of its indefinite-lived intangible assets based on the income approach utilizing the discounted cash flow method. The Company’s annual testing date for indefinite-lived intangible assets is October 1. The Company periodically re-assesses indefinite-lived intangible assets as to whether their useful lives can be determined and, if so, begins amortizing any applicable intangible asset.

Goodwill is not amortized but is tested annually, or more often if impairment indicators are present, for impairment at a reporting unit level. The Company’s annual testing date for goodwill is October 1. The Company has determined that its operating segments are its reporting units.

See Note 10 for additional information regarding goodwill and other intangible assets.

Lease Arrangements

The Company is a party to various lease arrangements that include scheduled rent increases, rent holidays, or may provide for contingent rentals or incentive payments to be made to the Company as part of the terms of the lease. Scheduled rent increases and rent holidays are included in the determination of minimum lease payments when assessing lease classification and, along with any lease incentives, are included in rent expense on a straight‑line basis over the lease term. Scheduled rent increases that are dependent upon a change in an index or rate such as the consumer price index or prime rate are included in the determination of rental expense at the time the rate or index changes. Contingent rentals are excluded from the determination of minimum lease payments when assessing lease classification and are included in the determination of rent expense when the event that will require additional rents is considered probable. See Note 11 for additional information regarding rent expense.

Contingencies and Insurance Recoveries

The Company is exposed to losses related to various potential claims related to its employee obligations and other matters in the normal course of business, including litigation. The Company records a liability related to such potential claims, both those reported to the Company and incurred but not yet reported, when probable and reasonably estimable, and with respect to workers’ compensation obligations. The Company utilizes actuarial models to estimate the ultimate total cost of such claims, primarily based on historical loss experience and expectations about future costs of providing workers’ compensation benefits.

As part of its risk management strategy, the Company maintains occurrence‑based insurance contracts related to certain contingent losses primarily workers’ compensation, medical and dental, general liability, property, and product liability claims up to applicable retention limits. The Company records a recovery under these insurance contracts when such recovery is deemed probable. See Note 11 for additional information regarding contingencies and insurance recoveries.

Pension

The Company maintains defined benefit pension plans primarily for certain domestic employees. The annual net periodic benefit cost and projected benefit obligations related to these plans are determined on an actuarial basis annually on December 31, unless a remeasurement event occurs in an interim period. This determination requires assumptions to be made concerning general economic conditions (particularly interest rates), expected return on plan assets, increases to compensation levels, and mortality rate trends. These assumptions are reviewed periodically by management in consultation with its independent actuary. Changes in the assumptions to reflect actual experience can result in a change in the net periodic benefit cost and projected benefit obligations.

The defined benefit pension plans’ assets are measured at fair value annually on December 31, unless a remeasurement event occurs in an interim period. The Company uses the market related valuation method to determine the value of plan assets for purposes of determining the expected return on plan assets component of net periodic benefit cost.  The market related valuation method recognizes the change of the fair value of the plan assets over five years. If actual experience differs from these long-term assumptions, the difference is recorded as an actuarial gain (loss) and then amortized into earnings over a period of time based on the average future service period, which may cause the expense related to providing these benefits to increase or decrease.  See Note 13 for additional information regarding these plans and the associated plan assets.

Income Taxes

Income taxes are recorded in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes, which includes an estimate of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  See Note 6 for additional information regarding income taxes.

Stock‑Based Compensation

The Company accounts for stock‑based compensation under the fair‑value method. Accordingly, equity classified stock‑based compensation cost is measured at the grant date, based on the fair value of the award and is recognized as expense over the requisite service period, which generally matches the stated vesting period of the award but may also be shorter if the employee is retirement‑eligible and under the award’s terms may fully‑vest upon retirement from the Company. The Company recognizes expense for awards that have graded vesting features under the graded vesting method, which considers each separately vesting tranche as though they were, in substance, multiple awards. See Note 5 for additional information regarding stock-based compensation.

Foreign Currency Matters

The functional currency of the Company’s subsidiaries outside the United States is the currency of the primary economic environment in which the subsidiary operates. Assets and liabilities of these operations are translated to the U.S. Dollar at the exchange rate in effect at each balance sheet date. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included as a component of shareholders’ equity in accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions and from the remeasurement of monetary assets and liabilities and associated income statement activity of foreign subsidiaries where the functional currency is the U.S. Dollar and the records are maintained in the local currency are included in other (income) expense, net.

Derivative Instruments and Hedge Accounting

From time-to-time, the Company may enter into derivative financial instruments to hedge various risks to cash flows or the fair value of recognized assets and liabilities, including those arising from fluctuations in foreign currencies, interest rates and commodities.  In all cases, the Company recognizes these instruments at the time they entered into and measures them at fair value.  For instruments that are designated and qualify as cash flow hedges under U.S. GAAP, the changes in fair value period-to-period, less any ineffective portion, is classified in accumulated other comprehensive income in the Statements of Shareholders’ Equity, until the underlying transaction being hedged impacts earnings. Any ineffectiveness is recorded in current period income. For those instruments that are designated and qualify as fair value hedges under U.S. GAAP, the changes in fair value period-to-period of both the derivative instrument and underlying hedged item are recognized currently in earnings. For those instruments not designated or do not qualify as hedges under U.S. GAAP, the changes in fair value period-to-period are classified immediately in current period income, within other expense, net within the Consolidated Statements of Earnings and Comprehensive Income. See Note 18 for a description of our current derivative instrument and hedging activities.

New Accounting Standards Adopted

In April 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  In August 2015, this guidance was clarified in ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.  ASU 2015-15 states that presentation of costs associated with securing a revolving line of credit as an asset is permitted, regardless of whether a balance is outstanding. As a result of adopting ASU 2015-03 on January 1, 2016, $3.1 million of debt issuance costs was reclassified from other long-term assets to short-term and long-term debt at December 31, 2015.  Unamortized costs related to securing our revolving line of credit will continue to be presented in other long-term assets in accordance with ASU 2015-15. As this standard relates to balance sheet presentation only, the adoption of ASU 2015-03 had no further impact on the Company’s results of operations, financial position or cash flows. See Note 12 for additional information regarding debt issuance costs.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, which applies to inventory valued at first-in, first-out (“FIFO”) or average cost.  ASU 2015-11 requires inventory to be measured at the lower of cost and net realizable value, rather than at the lower of cost or market.  ASU 2015-11 is effective on a prospective basis for annual periods, including interim reporting periods within those periods, beginning after December 15, 2016, with early adoption permitted as of the beginning of an interim or annual reporting period.  The Company early adopted this standard on January 1, 2016. The adoption of ASU 2015-11 had no impact on the Company’s results of operations, financial position or cash flows.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.  ASU 2015-16 eliminates the requirement to restate prior period financial statements for measurement period adjustments.  The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified.  In addition, separate presentation on the face of the income statement or disclosure in the notes is required regarding the portion of the adjustment recorded in the current period earnings, by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date.  ASU 2015-16 is to be applied prospectively for measurement period adjustments that occur after the effective date.  ASU 2015-16 is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2015, and early adoption is permitted.  The Company adopted this standard on January 1, 2016. The adoption of ASU 2015-16 had no impact on the Company’s results of operations, financial position or cash flows.

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

We do not anticipate the adoption of this standard will have a material impact on our reported current net sales, however, given our acquisition strategy within diverse business segments, there may be additional revenue streams acquired prior to the adoption date. Our technical analysis is on-going with respect to separately-priced extended-warranty contracts, variable consideration, whether certain contracts’ revenues will be recognized over time or at a point in time, and whether costs to obtain a contract will be capitalized. Further, we are continuing to assess what incremental disaggregated revenue disclosures will be required in our consolidated financial statements. We continue to evaluate transition methods, and expect to finalize our determination once all other significant matters are concluded on.

In February 2016, the FASB issued ASU 2016-02, Accounting for Leases (Topic 842), which requires lessees to recognize a lease liability for the obligation to make lease payments, measured at the present value on a discounted basis, and a right-of-use (“ROU”) asset for the right to use the underlying asset for the duration of the lease term, measured at the lease liability amount adjusted for lease prepayments, lease incentives received and initial direct costs.  The lease liability and ROU asset are recognized in the balance sheet at the commencement of the lease.  For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance.  Operating leases will result in straight line expense while finance leases will result in a front-loaded expense pattern. Classification will be based on criteria that are largely similar to those applied in current lease accounting. ASU 2016-02 is effective for annual reporting periods, including interim periods within those periods, beginning after December 15, 2018, and requires the use of a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period presented in the financial statements.  Early application of the ASU is permitted.  We have not yet determined the impact of adopting the standard on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  The ASU simplifies several aspects of the accounting for stock compensation.

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

ASU 2016-09 is effective for annual reporting periods, including interim periods within those periods, beginning after December 15, 2016.  We adopted this ASU effective January 1, 2017, and have elected to recognize forfeitures as they occur.  The related financial statement impacts of adopting the above aspects of this ASU are not expected to be material, however, depending on several factors such as the market price of the Company’s common stock, employee exercise behavior and corporate income tax rates, the excess tax benefits associated with the exercise of stock options and vesting of restricted and performance shares could generate a significant discrete income tax benefit in a particular interim period potentially creating volatility in net income and earnings per share period-to-period and period-over-period.  We do not expect, based on the existing amounts of vested and unvested stock compensation awards, that the impact will be material to the Company’s net income and earnings-per-share on an annual basis.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides guidance on reducing the diversity in practice on eight specific cash flow matters and how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including an adoption in an interim period. We have not yet determined the impact of adopting the standard on our consolidated financial statements. However, we do not expect the adoption to have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The impact of adopting the standard will depend on the nature of the Company’s future acquisitions. However, we do not expect the adoption to have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment, which simplifies how an entity is required to test goodwill for impairment by eliminating step 2 from the goodwill impairment test, which measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount. Instead, entities should perform annual or interim goodwill impairment tests by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the excess of carrying amount over the fair value of the respective reporting unit. The guidance is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early application of the ASU is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company intends to early adopt this ASU effective January 1, 2017. As this standard is prospective in nature, the impact to our financial statements by not performing step 2 to measure the amount of any potential goodwill impairment will depend on various factors. However, the elimination of step 2 will reduce the complexity and cost of the subsequent measurement of goodwill.

Note 2—Segment Information

The Company’s operations are reported in the following segments:

Carlisle Construction Materials (“CCM” or “Construction Materials”)—the principal products of this segment are insulation materials, rubber (EPDM), thermoplastic polyolefin (TPO), and polyvinyl chloride (PVC) roofing membranes used predominantly on non-residential low-sloped roofs, related roofing accessories, including flashings, fasteners, sealing tapes, and coatings and waterproofing products. CCM also manufactures and distributes energy-efficient rigid foam insulation panels for substantially all roofing applications. The markets served include new construction, re-roofing and maintenance of low-sloped roofs, water containment, HVAC sealants, and coatings and waterproofing.

Carlisle Interconnect Technologies (“CIT” or “Interconnect Technologies”)—the principal products of this segment are high-performance wire, cable, connectors, contacts, and cable assemblies for the transfer of power and data primarily for the aerospace, medical, defense electronics, test and measurement equipment, and select industrial markets.

Carlisle Fluid Technologies (“CFT” or “Fluid Technologies”)—the principal products of this segment are industrial liquid and powder finishing equipment and integrated system solutions for spraying, pumping, mixing, metering, and curing of a variety of coatings used in the transportation, general industrial, protective coating, wood, specialty, and auto refinishing markets.

Carlisle Brake & Friction (“CBF” or “Brake & Friction”)—the principal products of this segment include high-performance brakes and friction material, and clutch and transmission friction material for the construction, agriculture, mining, aerospace, and motor sports markets.

Carlisle FoodService Products (“CFS” or “FoodService Products”)—the principal products of this segment include commercial and institutional foodservice permanentware, table coverings, cookware, catering equipment, fiberglass and composite material trays and dishes, industrial brooms, brushes, mops, and rotary brushes for commercial and non‑commercial foodservice operators and sanitary maintenance professionals.

Corporate earnings before interest and income taxes (“EBIT”) includes other unallocated costs, primarily general corporate expenses. Corporate assets consist primarily of cash and cash equivalents, deferred taxes, and other invested assets.

The Company uses net sales and EBIT as the primary basis for the Chief Operating Decision Maker (“CODM”) to evaluate the performance of each operating segment.

Geographic Area Information—Net sales are based on the country to which the product was delivered. Net sales by region for the years ended December 31 are as follows (in millions):

Region	2016	2015	2014
United States	$2,835.7	$2,659.4	$2,441.7
International:
Europe	381.8	384.4	357.4
Asia	241.9	225.5	136.0
Canada	77.2	114.9	117.1
Mexico and Latin America	76.1	81.6	82.0
Middle East and Africa	42.6	55.7	48.7
Other	20.1	21.7	21.1
Net sales	$3,675.4	$3,543.2	$3,204.0

Long‑lived assets, comprised of net property, plant, and equipment, are as follows (in millions):

Region	2016	2015
United States	$495.5	$461.3
International:
Europe	48.4	47.9
Asia	38.3	29.0
United Kingdom	21.3	19.2
Mexico and Latin America	28.4	27.8
Other	0.3	0.6
Total long-lived assets	$ 632.2	$ 585.8

Financial information for operations by reportable business segment is included in the following summary:

(in millions)	Net Sales	EBIT		Assets (2)	Depreciation and Amortization	Capital Spending
2016
Carlisle Construction Materials	$2,052.6	$430.5		$891.6	$35.6	$24.9
Carlisle Interconnect Technologies	834.6	144.4		1,446.3	48.8	43.9
Carlisle Fluid Technologies	269.4	33.1		640.9	20.7	11.7
Carlisle Brake & Friction	268.6	(135.7)	(3)	389.9	20.8	9.4
Carlisle FoodService Products	250.2	31.5		206.1	9.1	8.2
Corporate (1)	-	(62.7)		391.0	2.8	10.7
Total	$3,675.4	$441.1		$3,965.8	$137.8	$108.8

2015
Carlisle Construction Materials	$2,002.6	$351.1		$899.2	$37.3	$21.0
Carlisle Interconnect Technologies	784.6	141.6		1,264.0	44.3	31.6
Carlisle Fluid Technologies	203.2	20.8		659.5	15.0	1.9
Carlisle Brake & Friction	310.2	17.3		553.0	21.4	11.1
Carlisle FoodService Products	242.6	27.3		199.0	9.7	6.3
Corporate (1)	-	(56.2)		376.2	1.6	0.2
Total	$3,543.2	$501.9		$3,950.9	$129.3	$72.1

2014
Carlisle Construction Materials	$1,935.4	$268.8		$915.1	$34.6	$51.4
Carlisle Interconnect Technologies	669.1	132.2		1,296.3	37.6	32.2
Carlisle Fluid Technologies	-	-		-	-	-
Carlisle Brake & Friction	355.3	26.8		591.3	21.9	11.2
Carlisle FoodService Products	244.2	29.6		198.4	8.8	17.5
Corporate (1)	-	(49.1)		753.8	1.1	6.5
Total	$3,204.0	$408.3		$3,754.9	$104.0	$118.8

(1)	Corporate EBIT includes other unallocated costs, primarily general corporate expenses. Corporate assets consist primarily of cash and cash equivalents, deferred taxes, and other invested assets.
(2)	Prior year amounts were reclassified to reflect the adoption of ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. Refer to note 1 for further discussion.
(3)	Includes impairment charges of $141.5 million. Refer to note 10 for further discussion.

Customer Information – Net sales to Beacon Roofing Supply, Inc. accounted for approximately 10% of the Company’s consolidated net sales during the year ended December 31, 2015.  Sales to this customer originate in the Construction Materials segment.  No other customer accounted for 10% or more of the Company’s total net sales for the periods presented.

Note 3—Acquisitions

2016 Acquisitions

Star Aviation

On October 3, 2016, the Company acquired 100% of the equity of Star Aviation, Inc. (“Star Aviation”), for estimated consideration of $82.4 million, net of $0.3 million cash acquired, inclusive of a working capital settlement which was finalized in the fourth quarter of 2016. Star Aviation is a leading provider of design and engineering services, testing and certification work and manufactured products for in-flight connectivity applications on commercial, business and military aircraft. The results of operations of the acquired business are reported within the Interconnect Technologies segment.

The following table summarizes the consideration transferred to acquire Star Aviation and the preliminary allocation of the purchase price among the assets acquired and liabilities assumed.  The acquisition has been accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combinations, which requires that consideration be allocated to the acquired assets and assumed liabilities based upon their acquisition date fair values, with the remainder allocated to goodwill.

Preliminary Allocation
As of
(in millions)	10/3/2016
Total consideration transferred	$82.7

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$0.3
Receivables	5.9
Inventories	3.1
Prepaid expenses and other current assets	0.1
Property, plant, and equipment	3.3
Definite-lived intangible assets	29.0
Accounts payable	(1.3)
Accrued expenses	(0.8)
Total identifiable net assets	39.6
Goodwill	$43.1

The valuation of property, plant, and equipment, and intangible assets is preliminary.  We expect to complete the valuation in the first half of 2017. The goodwill recognized in the acquisition of Star Aviation is attributable to its experienced workforce, expected operational improvements through implementation of the Carlisle Operating System (“COS”), opportunities for product line expansions in addition to supply chain efficiencies and other administrative opportunities, and the significant strategic value of the business to Carlisle. COS is a manufacturing structure and strategy deployment system based on lean enterprise and six sigma principles and is a continuous improvement process that defines the way we do business. Goodwill of $43.1 million is deductible for tax purposes in the U.S. All of the goodwill was assigned to the CIT reporting unit which aligns with the reportable segment. The $29.0 million value allocated to definite-lived intangible assets consists of $23.9 million of customer relationships with useful lives ranging from five to ten years, various acquired technologies of $4.7 million with useful a useful life of six years, and a non-compete agreement of $0.4 million with a useful life of five years.

Micro-Coax

On June 10, 2016, the Company acquired 100% of the equity of Micro-Coax, Inc., and Kroll Technologies, LLC, (collectively “Micro-Coax”) for total consideration of $95.1 million, net of $1.5 million cash acquired, inclusive of a working capital settlement. The Company finalized the working capital settlement in the fourth quarter of 2016.  The acquired business is a provider of high-performance, high frequency coaxial wire and cable, and cable assemblies to the defense, satellite, test and measurement, and other industrial markets.  The results of operations of the acquired business are reported within the Interconnect Technologies segment.

The following table summarizes the consideration transferred to acquire Micro-Coax and the preliminary allocation of the purchase price among the assets acquired and liabilities assumed.  The acquisition has been accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combinations, which requires that consideration be allocated to the acquired assets and assumed liabilities based upon their acquisition date fair values, with the remainder allocated to goodwill.

	Preliminary Allocation	Measurement Period Adjustments	Revised Preliminary Allocation
	As of		As of
(in millions)	6/10/2016		12/31/2016
Total consideration transferred	$97.3	$(0.7)	$96.6

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$1.5	$-	$1.5
Receivables	6.3	-	6.3
Inventories	8.6	-	8.6
Prepaid expenses and other current assets	0.4	(0.1)	0.3
Property, plant, and equipment	30.0	(14.0)	16.0
Definite-lived intangible assets	31.5	(5.0)	26.5
Indefinite-lived intangible assets	2.0	(2.0)	-
Other long-term assets	1.0	-	1.0
Accounts payable	(1.7)	-	(1.7)
Accrued expenses	(2.4)	(0.1)	(2.5)
Total identifiable net assets	77.2	(21.2)	56.0
Goodwill	$20.1	$20.5	$40.6

The valuation of property, plant, and equipment, and intangible assets is preliminary.  We expect to complete the valuation in the first quarter of 2017. The goodwill recognized in the acquisition of Micro-Coax is attributable to its experienced workforce, expected operational improvements through implementation of the Carlisle Operating System (“COS”), opportunities for product line expansions in addition to supply chain efficiencies and other administrative opportunities, and the significant strategic value of the business to Carlisle. Goodwill of $40.6 million is deductible for tax purposes in the U.S. All of the goodwill was assigned to the CIT reporting unit which aligns with the reportable segment. The $26.5 million value allocated to definite-lived intangible assets consists of $14.5 million of customer relationships with a useful life of 12 years, various acquired technologies of $10.6 million with a useful life of seven years, an amortizable trade name of $0.9 million with a useful life of 10 years, and a non-compete agreement of $0.6 million with a useful life of three years.

MS Oberflächentechnik AG

On February 19, 2016, the Company acquired 100% of the equity of MS Oberflächentechnik AG (“MS Powder”), a Swiss-based developer and manufacturer of powder coating systems and related components, for total consideration of CHF 12.3 million, or $12.4 million, including the estimated fair value of contingent consideration of CHF 4.3 million, or $4.3 million. The results of operations of MS Powder are reported within the Fluid Technologies segment.

Consideration has been primarily allocated to $9.7 million to definite-lived intangible assets, $4.1 million to indefinite-lived intangible assets, and $2.2 million to deferred tax liabilities, with $2.9 million allocated to goodwill.  Definite-lived intangible assets consist of $8.3 million of technology with a useful life of seven years and customer relationships of $1.4 million with a useful life of ten years.

2015 Acquisition

Finishing Brands

On April 1, 2015, the Company acquired 100% of the Finishing Brands business from Graco Inc. (“Graco”) for total cash consideration of $598.9 million, net of $12.2 million cash acquired.  The Company funded the acquisition with cash on hand.  The Company reports the results of the acquired business as the CFT segment.

CFT contributed net sales of $203.2 million and earnings before interest and taxes of $20.8 million for the period from April 1, 2015 to December 31, 2015. Earnings before interest and taxes for the period from April 1, 2015 to December 31, 2015 includes $8.6 million of incremental cost of goods sold related to measuring inventory at fair value and $0.7 million of acquisition-related costs related primarily to professional fees, as well as $9.3 million and $3.9 million of amortization expense of customer relationships and acquired technology, respectively.

The Finishing Brands amounts included in the pro forma financial information below are based on the Finishing Brands’ historical results and therefore may not be indicative of the actual results if operated by Carlisle.  The pro forma adjustments represent management’s best estimates based on information available at the time the pro forma information was prepared and may differ from the adjustments that may actually have been required.  Accordingly, pro forma information should not be relied upon as being indicative of the historical results that would have been realized had the acquisition occurred as of the date indicated or that may be achieved in the future.

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

The pro forma financial information reflects adjustments to Finishing Brands’ historical financial information to apply the Company's accounting policies and to reflect the additional depreciation and amortization related to the preliminary fair value adjustments of the acquired net assets, together with the associated tax effects. Also, the pro forma financial information reflects costs of goods sold related to the fair valuation of inventory and acquisition-related costs described above as if they occurred in 2014.

The following table summarizes the consideration transferred to acquire Finishing Brands, and the preliminary allocation and measurement period adjustments to arrive at the final allocation of the purchase price among the assets acquired and liabilities assumed.  The acquisition has been accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combinations, which requires that consideration be allocated to the acquired assets and assumed liabilities based upon their acquisition date fair values with the remainder allocated to goodwill.  The measurement period adjustments resulted primarily from finalizing valuations of inventory with corresponding measurement period adjustment to deferred taxes.

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

The goodwill recognized in the acquisition of Finishing Brands is attributable to its experienced workforce, the expected operational improvements through implementation of the COS, opportunities for geographic and product line expansions in addition to supply chain efficiencies and other administrative opportunities, and the significant strategic value of the business to Carlisle.  The Company acquired $60.0 million of gross contractual accounts receivable, of which $1.5 million was not expected to be collected at the date of acquisition.  Goodwill of $132.9 million is tax deductible, primarily in the United States.  All of the goodwill was assigned to the CFT reporting unit which aligns with the reportable segment.  Indefinite-lived intangible assets of $125.0 million represent acquired trade names.  The $216.0 million value allocated to definite-lived intangible assets consists of $186.0 million of customer relationships with a useful life of 15 years and various acquired technologies of $30.0 million with useful lives ranging from five to eight years. The Company recorded an indemnification asset of $3.0 million in other long-term assets relating to the indemnification of Carlisle for a pre-acquisition income tax liability in accordance with the purchase agreement. The Company has also recorded, as part of the purchase price allocation, deferred tax liabilities related to intangible assets of approximately $28.2 million. See Note 10 for further information regarding deferred tax liabilities acquired in the Finishing Brands acquisition.

2014 Acquisition

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

Note 4—Exit and Disposal Activities

The Company has undertaken operational restructuring and other cost reduction actions to streamline processes and manage costs throughout various departments within the Company. During 2016, the Company implemented cost reduction plans, which resulted in exit, disposal and employee termination benefit costs totaling $15.5 million, primarily resulting from a planned reduction in workforce, facility consolidation and relocation, and lease termination costs, as further discussed below.

During 2016, the Carlisle Interconnect Technologies segment recognized a liability and related expense for employee termination benefits of $7.6 million related to planned growth opportunities and long-term cost competitiveness improvements in the medical business. Termination benefits reflect those earned by certain employees through December 31, 2016. The total cost of these termination benefits is expected to be approximately $12 million, with the additional benefits to be recognized through the second quarter of 2018. Cash payments related to these benefits will be incurred beginning in the first half of 2017 through the second quarter of 2018. Other associated costs are not expected to be significant.

During 2016, the Carlisle Fluid Technologies segment recognized costs primarily associated with employee termination benefits and relocation costs of $4.1 million related to the relocation of administrative functions to Scottsdale, Arizona and closure of facilities in Swanton, Ohio and France. These actions are substantially complete with remaining costs of approximately $0.6 million expected to be incurred principally in 2017.

During 2016, the Company relocated the Corporate headquarters to Scottsdale, Arizona. As a result, the Company incurred $3.8 million of costs related primarily to employee termination benefits and cost associated with relocating employees. This relocation is substantially complete as of December 31, 2016.

A summary of our expense related to exit and disposal activities is as follows:

(in millions)	2016
Employee severance and benefit arrangements	$10.1
Relocation costs	3.8
Other restructuring costs	1.6
Total exit and disposal costs	$15.5

A summary of our expense by segment related to exit and disposal activities is as follows:

(in millions)	2016
Total by segment
Carlisle Interconnect Technologies	7.6
Carlisle Fluid Technologies	4.1
Corporate	3.8
Total exit and disposal costs	$15.5

A summary of our expense by financial statement line related to exit and disposal activities is as follows:

(in millions)	2016
Selling and administrative expenses	$15.0
Other expense	0.5
Total exit and disposal costs	$15.5

A summary of our liability related to exit and disposal activities is as follows:

	Carlisle	Carlisle
	Interconnect	Fluid
(in millions)	Technologies	Technologies	Corporate	Total
Balance at December 31, 2015	$-	$-	$-	$-
Accruals	7.6	4.1	3.8	15.5
Cash payments	-	(3.4)	(3.1)	(6.5)
Balance at December 31, 2016	$7.6	$0.7	$0.7	$9.0

The liability of $9.0 million primarily relates to employee severance and benefit arrangements, and is included in accrued expenses in the Consolidated Balance Sheet.

Note 5—Stock‑Based Compensation

Stock‑based compensation cost is recognized over the requisite service period, which generally equals the stated vesting period, unless the stated vesting period exceeds the date upon which an employee reaches retirement eligibility. Pre‑tax stock‑based compensation expense in continuing operations was $16.5 million, $17.4 million and $15.7 million for the years ended December 31, 2016, 2015, and 2014, respectively and is included in selling and administrative expenses in the Consolidated Statements of Earnings.

Incentive Compensation Program

The Company maintains an Incentive Compensation Program (the “Program”) for executives, certain other employees of the Company and its operating segments and subsidiaries, and the Company’s non-employee directors. Members of the Board of Directors that receive stock-based compensation are treated as employees for accounting purposes. The Program was approved by shareholders on May 6, 2015. The Program allows for awards to eligible employees of stock options, restricted stock, stock appreciation rights, performance shares and units or other awards based on Company common stock. At December 31, 2016, 3,950,953 shares were available for grant under this plan, of which 1,437,278 shares were available for the issuance of stock awards.

During the year ended December 31, 2016, the Company awarded 371,623 stock options, 69,583 restricted stock awards, 61,127 performance share awards and 14,359 restricted stock units with an aggregate grant-date fair value of approximately $22.0 million to be expensed over the requisite service period for each award.

Stock Option Awards

Options issued under the Program generally vest on a straight-line basis over a three year period on the anniversary date of the grant. All options have a maximum term life of 10 years. Shares issued to cover options under the Program may be issued from shares held in treasury, from new issuances of shares, or a combination of the two.

For 2016, 2015 and 2014 share‑based compensation expense related to stock options was as follows:

	Years Ended December 31,
(in millions)	2016	2015	2014
Pre-tax compensation expense	$6.1	$5.1	$4.5

Unrecognized compensation cost related to stock options of $4.3 million at December 31, 2016, is to be recognized over a weighted-average period of 1.83 years.

Excess income tax benefits related to share‑based compensation expense that must be recognized directly in equity are considered financing cash flows. The amount of financing cash flows for these benefits was $18.8 million, $15.9 million, and $13.2 million for the years ended December 31, 2016, 2015, and 2014, respectively and is included in proceeds from issuance of stock options in the Consolidated Statement of Cash Flows.

The Company utilizes the Black‑Scholes-Merton (“BSM”) option pricing model to determine the fair value of its stock option awards. The BSM relies on certain assumptions to estimate an option’s fair value. The weighted average assumptions used in the determination of fair value for stock option awards in 2016, 2015, and 2014 were as follows:

	Years Ended December 31,
	2016	2015	2014
Expected dividend yield	1.4%	1.1%	1.2%
Expected life in years	5.61	5.71	5.74
Expected volatility	27.5%	27.3%	29.3%
Risk-free interest rate	1.4%	1.4%	1.7%
Weighted-average fair value	$19.30	$21.19	$19.15

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

Stock option activity under the Company’s stock option awards for 2016, 2015, and 2014 was as follows:

		Weighted-Average
	Number of	Exercise
	Shares	Price
Outstanding at January 1, 2014	2,993,007	$38.76
Options granted	259,035	73.08
Options exercised	(925,520)	38.63
Options forfeited / expired	(49,885)	56.89
Outstanding at December 31, 2014	2,276,637	$42.32
Options granted	316,345	92.84
Options exercised	(748,270)	38.44
Options forfeited / expired	(34,632)	81.68
Outstanding at December 31, 2015	1,810,080	$52.00
Options granted	371,623	83.85
Options exercised	(888,166)	37.25
Options forfeited / expired	(29,872)	85.07
Outstanding at December 31, 2016	1,263,665	$70.95

The weighted‑average grant‑date fair value of options granted during the years ended December 31, 2016, 2015, and 2014 was $7.2 million, $6.7 million, and $5.0 million, respectively. The total intrinsic value of options exercised during the years ended December 31, 2016, 2015, and 2014 was $56.4 million, $42.7 million, and $41.7 million, respectively.

At December 31, 2016, 2015, and 2014 there were 634,719, 1,281,126, and 1,666,647 options exercisable with a weighted average exercise price of $56.15, $39.09, and $34.24, respectively. The weighted-average contractual term of options exercisable at December 31, 2016, 2015, and 2014 was 5.14, 4.43 and 4.72 years, respectively.

The aggregate intrinsic value of options outstanding and exercisable at December 31, 2016, 2015, and 2014 was $34.4 million, $63.5 million and $91.8 million, respectively. The weighted-average contractual term of options outstanding at December 31, 2016, 2015, and 2014 was 6.85, 5.63, and 5.71 years, respectively. The total grant date fair value of options vested during the year ended December 31, 2016, 2015, and 2014 was $4.7 million, $4.6 million, and $4.0 million, respectively.

Restricted Stock Awards

Restricted stock awarded under the Program is generally released to the recipient after a period of approximately three years. Compensation expense related to restricted stock awards of $4.5 million $5.9 million and $5.1 million was recognized for the years ended December 31, 2016, 2015, and 2014, respectively. Unrecognized compensation cost related to restricted stock awards of $5.5 million at December 31, 2016 is to be recognized over a weighted-average period of 2.4 years.

The following represents activity related to restricted stock for the years ended December 31, 2016, 2015, and 2014:

		Weighted-Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at January 1, 2014	240,990	$49.66
Shares granted	104,773	76.70
Shares vested	(94,590)	38.57
Shares forfeited	(4,185)	63.73
Outstanding at December 31, 2014	246,988	$65.14
Shares granted	58,040	90.54
Shares vested	(75,740)	49.56
Shares forfeited	(2,881)	81.32
Outstanding at December 31, 2015	226,407	$76.66
Shares granted	69,583	84.73
Shares vested	(67,570)	64.80
Shares forfeited	(3,155)	84.93
Outstanding at December 31, 2016	225,265	$82.59

Performance Share Awards

Performance shares vest based on the employee rendering three years of service to the Company, and the attainment of a market condition over the performance period, which is based on the Company’s relative total shareholder return versus the S&P Midcap 400 Index® over a pre-determined time period as determined by the Compensation Committee of the Board of Directors. The grant date fair value of the 2016, 2015, and 2014 performance shares of $119.08,  $112.39 and $95.72, respectively, was estimated using a Monte‑Carlo simulation approach based on a three year measurement period. Such approach entails the use of assumptions regarding the future performance of the Company’s stock and those of the S&P Midcap 400 Index®. Those assumptions include expected volatility, risk‑free interest rates, correlation coefficients and dividend reinvestment. Dividends accrue on the performance shares during the performance period and are to be paid in cash based upon the number of awards ultimately earned.

The Company expenses the compensation cost associated with the performance awards on a straight‑line basis over the vesting period of approximately three years. In the years ended December 31, 2016, 2015, and 2014, the Company recognized $4.7 million, $6.3 million, and $6.0 million, respectively, of compensation cost related to the performance share awards. Unrecognized compensation cost related to performance share awards of $6.0 million at December 31, 2016 is to be recognized over a weighted-average period of 1.81 years. For purposes of determining diluted earnings per share, the performance share awards are considered contingently issuable shares and are included in diluted earnings per share based upon the number of shares that would have been awarded had the conditions at the end of the reporting period continued until the end of the performance period. See Note 7 for further information regarding earnings per share computations.

The following represents activity related to performance shares for the years ended December 31, 2016, 2015, and 2014:

	Number of
	Performance	2016	2015	2014	2013	2012	2011
	Units	Awards	Awards	Awards	Awards	Awards	Awards
Outstanding at January 1, 2014	328,990	-	-	-	70,175	77,595	181,220
Units granted (1)	137,890	-	-	67,970	-	69,920	-
Units vested and issued	(135,008)	-	-	-	-	-	(135,008)
Units vested and deferred	(46,212)	-	-	-	-	-	(46,212)
Units forfeited	(4,185)	-	-	(1,465)	(1,630)	(1,090)	-
Outstanding at December 31, 2014	281,475	-	-	66,505	68,545	146,425	-
Units granted (1)	95,536	-	58,040	-	37,496	-	-
Units vested and issued	(112,814)	-	-	-	-	(112,814)	-
Units vested and deferred	(33,611)	-	-	-	-	(33,611)	-
Units forfeited	(2,340)	-	(1,220)	(750)	(370)	-	-
Outstanding at December 31, 2015	228,246	-	56,820	65,755	105,671	-	-
Units granted (1)	100,139	61,127	-	39,012	-	-	-
Units vested and issued	(81,604)	-	-	-	(81,604)	-	-
Units vested and deferred	(24,067)	-	-	-	(24,067)	-	-
Units forfeited	(3,155)	(1,040)	(1,380)	(735)	-	-	-
Outstanding at December 31, 2016	219,559	60,087	55,440	104,032	-	-	-

(1)

The Company's relative total shareholder return versus companies in the S&P Midcap 400 Index® over the period covered by the 2014 awards, 2013 awards, and 2012 awards resulted in participants being awarded an additional 39,012 shares, 37,496 shares, and 69,920 shares, respectively, under the plan. The awarding of these additional shares had no impact on stock-based compensation expense as the likelihood of their issuance was included in the determination of grant date fair value using a Monte Carlo simulation approach.

Restricted Stock Units

The restricted stock units awarded to eligible directors are fully vested and will be paid in shares of Company common stock after the director ceases to serve as a member of the Board, or if earlier, upon a change in control of the Company. The $83.31 grant date fair value of the 2016 restricted stock units was based on the closing market price of the stock on February 4, 2016, the date of the grant.

Deferred Compensation - Equity

Certain employees are eligible to participate in the Company’s Non-qualified Deferred Compensation Plan (the “Deferred Compensation Plan”). Participants may elect to defer all or part of their restricted and performance shares.  Participants have elected to defer 294,574 shares of Company common stock as of December 31, 2016 and 253,520 shares as of December 31, 2015. Company stock held for future issuance of vested awards is classified as deferred compensation equity in the Consolidated Balance Sheets and is recorded at grant date fair value.

Note 6—Income Taxes

A summary of pre‑tax income from U.S. and non U.S. operations is as follows:

(in millions)	2016	2015	2014
Continuing operations
U.S. domestic	$319.0	$393.8	$318.9
Foreign	91.5	74.1	57.2
Total pre-tax income from continuing operations	410.5	467.9	376.1
Discontinued operations
U.S. domestic	(1.1)	0.1	(3.2)
Foreign	-	-	1.1
Total pre-tax income (loss) from discontinued operations	(1.1)	0.1	(2.1)
Total pre-tax income	$409.4	$468.0	$374.0

The provision for income taxes from continuing operations is as follows:

(in millions)	2016	2015	2014
Current expense
Federal and State	$155.5	$140.1	$118.4
Foreign	29.2	24.0	16.1
Total current expense	184.7	164.1	134.5
Deferred expense (benefit)
Federal and State	(15.5)	(12.7)	(8.5)
Foreign	(9.5)	(3.1)	(1.6)
Total deferred expense (benefit)	(25.0)	(15.8)	(10.1)
Total tax expense	$159.7	$148.3	$124.4

A reconciliation of the tax provision for continuing operations computed at the U.S. federal statutory rate to the actual tax provision is as follows:

(in millions)	2016	2015	2014
Taxes at the 35% U.S. statutory rate	$143.7	$163.8	$131.6
State and local taxes, net of federal income tax benefit	8.6	1.9	7.4
Benefit of foreign earnings taxed at lower rates	(8.1)	(7.9)	(5.2)
Benefit for domestic manufacturing deduction	(12.6)	(11.5)	(8.7)
Tax credits	(10.7)	-	-
Tax impact of impairment of goodwill	41.2	-	-
Other, net	(2.4)	2.0	(0.7)
Tax expense	$159.7	$148.3	$124.4
Effective income tax rate on continuing operations	38.9%	31.7%	33.1%

Cash payments for income taxes, net of refunds, were $192.3 million, $123.0 million, and $138.5 million, in 2016, 2015, and 2014, respectively.

Deferred tax assets (liabilities) at December 31 related to the following:

(in millions)	2016	2015
Deferred revenue	$26.9	$25.3
Warranty reserves	7.1	5.6
Inventory reserves	12.1	10.9
Allowance for doubtful accounts	4.5	4.6
Employee benefits	45.2	41.5
Foreign loss carryforwards	2.9	1.9
Federal tax credit carryovers	6.6	-
Deferred state tax attributes	14.6	16.2
Other, net	5.3	(1.4)
Gross deferred assets	125.2	104.6
Valuation allowances	(1.3)	(4.3)
Deferred tax assets after valuation allowances	$123.9	$100.3
Depreciation	(42.4)	(46.5)
Amortization	(60.7)	(55.1)
Acquired identifiable intangibles	(134.7)	(142.4)
Gross deferred liabilities	(237.8)	(244.0)
Net deferred tax liabilities	$(113.9)	$(143.7)

As of December 31, 2016, the Company had no deferred tax assets related to net operating loss (“NOL”) carryforwards for U.S. federal tax purposes but had a deferred tax asset for state NOL carryforwards and credits of approximately $11 million (expiring 2017 2036) and deferred tax assets related to NOL carryforwards in foreign jurisdictions of approximately $2.9 million (expiring 2017 2024). The Company believes that it is likely that certain of the state attributes will expire unused and therefore has established a valuation allowance of approximately $1.3 million against the deferred tax assets associated with these attributes. The Company believes that substantially all of the foreign NOLs will be utilized before expiration and therefore has not established a valuation allowance against the deferred tax assets associated with these NOL carryforwards. Approximately $2.3 million of the valuation allowance with respect to state attributes that was recorded on December 31, 2015 was released during 2016 due to management’s change in judgement regarding the portion of the attributes that was likely to expire unused.  The change in judgment occurred as predictions of future taxable income in certain state jurisdictions were increased due to the various restructuring actions that occurred during the year. As of December 31, 2016, the Company has $6.6 million of federal foreign tax credit carryover (expiring in 2026). The Company believes that substantially all of the foreign tax credits will be utilized before expiration and therefore has not established a valuation allowance. Although realization is not assured for the remaining deferred tax assets, the Company believes that the timing and amount of the reversal of taxable temporary differences, expected future taxable income and tax planning strategies will generate sufficient income to be fully realized.  However, deferred tax assets could be reduced in the future if our estimates of the timing and amount of the reversal of taxable temporary differences, expected future taxable income during the carryforward period are significantly reduced or tax planning strategies are no longer viable.

Deferred tax assets and liabilities are classified as long term. Foreign deferred tax assets and (liabilities) are grouped separately from U.S. domestic assets and liabilities and are analyzed on a jurisdictional basis.

Deferred tax assets and (liabilities) are included in the Consolidated Balance Sheet as follows:

(in millions)	2016	2015
Other long-term assets	$1.1	$0.3
Other long-term liabilities	(115.0)	(144.0)
Net deferred tax liabilities	$(113.9)	$(143.7)

The Company is not required to provide income taxes on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. The Company’s excess of financial reporting over the tax basis of investments in foreign subsidiaries is approximately equal to the cumulative unremitted earnings and cumulative translation adjustments of its foreign subsidiaries. The Company reconsiders this assertion quarterly. The Company’s cumulative unremitted earnings and cumulative translation adjustments at December 31, 2016 were approximately $515 million.

At December 31, 2016, the Company intends to permanently reinvest abroad substantially all of the earnings of its foreign subsidiaries. The Company has identified appropriate long term uses for such earnings outside the United States, considers the unremitted earnings to be indefinitely reinvested, and accordingly has made no significant provision for income or withholding taxes that would be due upon distribution of such earnings. The calculation of the deferred tax liability on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries is not practicable due to the complexity of calculating earnings and profits and taxes through multiple tiers of entities, the impact of local country withholding and income taxes, the impact of tax elections, the characterization of income for purposes of the foreign tax credit and limitations, and foreign currency effects.

Unrecognized tax benefits reflect the difference between the tax benefits of positions taken or expected to be taken on income tax returns and the tax benefits that meet the criteria for current recognition in the financial statements. The Company periodically assesses its unrecognized tax benefits.

A summary of the movement in gross unrecognized tax benefits (before estimated interest and penalties) is as follows:

(in millions)	2016	2015	2014
Balance at January 1	$27.7	$23.8	$10.2
Additions based on tax positions related to current year	0.6	0.9	1.8
Additions related to purchase accounting	-	3.0	13.6
Adjustments for tax positions of prior years	-	1.3	(0.1)
Reductions due to statute of limitations	(2.1)	(1.2)	(1.2)
Reductions due to settlements	(1.4)	-	(0.4)
Adjustments due to foreign exchange rates	(0.2)	(0.1)	(0.1)
Balance at December 31	$24.6	$27.7	$23.8

If the unrecognized tax benefits as of December 31, 2016 were to be recognized, approximately $26 million would impact the Company’s effective tax rate. The amount impacting the Company’s effective rate is calculated by adding accrued interest and penalties to the gross unrecognized tax benefit and subtracting the tax benefit associated with state taxes and interest.

The Company classifies and reports interest and penalties associated with unrecognized tax benefits as a component of the income tax provision on the Consolidated Statements of Earnings, and as a long‑term liability on the Consolidated Balance Sheets. The total amount of such interest and penalties accrued, but excluded from the table above, at the years ending 2016, 2015, and 2014 were $4.7 million, $4.9 million, and $3.8 million, respectively.

The Company is subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. During the year the Company is working with the IRS to complete its compliance assurance process for the 2015 tax year. The Company is also currently working with the IRS to complete its compliance assurance audit for the 2016 tax year and expects conclusion of the process within the next twelve months.

Generally, state income tax returns are subject to examination for a period of three to five years after filing. Substantially all material state tax matters have been concluded for tax years through 2011. Various state income tax returns for subsequent years are in the process of examination. At this stage the outcome is uncertain; however, the Company believes that contingencies have been adequately provided for. Statutes of limitation vary among the foreign jurisdictions in which the Company operates. Substantially all foreign tax matters have been concluded for tax years through 2008. The Company believes that foreign tax contingencies associated with income tax examinations underway or open tax years have been provided for adequately.

Based on the outcome of certain examinations or as a result of the expiration of statutes of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by approximately $5 to $6 million. These previously unrecognized tax benefits relate to a variety of tax issues including tax matters relating to prior acquisitions and various state matters.

Note 7—Earnings Per Share

The Company’s restricted shares and restricted stock units contain non-forfeitable rights to dividends and, therefore, are considered participating securities for purposes of computing earnings per share pursuant to the two-class method. The computation below of earnings per share excludes the income attributable to the unvested restricted shares and restricted stock units from the numerator and excludes the dilutive impact of those underlying shares from the denominator. Stock options are included in the calculation of diluted earnings per share utilizing the treasury stock method and performance share awards are included in the calculation of diluted earnings per share considering those are contingently issuable. Neither is considered to be participating security as they do not contain non‑forfeitable dividend rights.

The following reflects the income from continuing operations and share data used in the basic and diluted earnings per share computations using the two‑class method:

(in millions except share and per share amounts)	2016	2015	2014
Income from continuing operations	$250.8	$319.6	$251.7
Less: dividends declared - common stock outstanding, restricted shares and restricted share units	(84.5)	(72.3)	(61.2)
Undistributed earnings	166.3	247.3	190.5
Percent allocated to common shareholders (1)	99.3%	99.3%	99.5%
	165.0	245.6	189.5
Add: dividends declared - common stock	83.6	71.4	60.4
Income from continuing operations attributable to common shares	$248.6	$317.0	$249.9

Shares (in thousands):
Weighted-average common shares outstanding	64,226	64,844	64,170
Effect of dilutive securities:
Performance awards	257	253	362
Stock options	400	707	772
Adjusted weighted-average common shares outstanding and assumed conversion	64,883	65,804	65,304

Per share income from continuing operations:
Basic	$3.87	$4.89	$3.89
Diluted	$3.83	$4.82	$3.83

(1) Basic weighted-average common shares outstanding	64,226	64,844	64,170
Basic weighted-average common shares outstanding, unvested restricted shares expected to vest and restricted share units	64,682	65,304	64,512
Percent allocated to common shareholders	99.3%	99.3%	99.5%

To calculate per share amounts for the loss from discontinued operations and for net income, the denominator for both basic and diluted earnings per share is the same as used in the above table. The loss from discontinued operations and net income were as follows:

(in millions except share amounts presented in thousands)	2016	2015	2014
(Loss) income from discontinued operations	$(0.7)	$0.1	$(0.4)

Net income attributable to common shareholders for basic and diluted earnings per share	$248.0	$317.1	$249.5

Anti-dilutive stock options excluded from EPS calculation (1)	23.1	257.5	-

(1)

Represents stock options excluded from the calculation of diluted earnings per share as such options’ assumed proceeds upon exercise would result in the repurchase of more shares than the underlying award.

Note 8—Inventories

The components of Inventories at December 31 were as follows:

	December 31,	December 31,
(in millions)	2016	2015
Finished goods	$218.6	$205.1
Work-in-process	51.3	48.8
Raw materials	143.4	133.9
Reserves	(36.3)	(31.8)
Inventories	$377.0	$356.0

Note 9—Property, Plant, and Equipment, net

The components of Property, plant, and equipment, net of accumulated depreciation at December 31 were as follows:

	December 31,	December 31,
(in millions)	2016	2015
Land	$60.2	$59.9
Buildings and leasehold improvements	342.5	324.6
Machinery and equipment	784.7	735.4
Projects in progress	57.5	34.6
	1,244.9	1,154.5
Accumulated depreciation	(612.7)	(568.7)
Property, plant, and equipment, net	$632.2	$585.8

During 2016, 2015, and 2014, the Company capitalized interest in the amount of $0.9 million, $1.0 million, and $2.2 million, respectively.

Note 10—Goodwill and Other Intangible Assets, net

In the third quarter of 2016, the Company concluded that its expectations of recovery in the near term in CBF’s related end markets had declined to the extent that it was more likely than not that the carrying value of the Wellman®  trade name and CBF reporting unit were below their carrying values. As a result, in the third quarter of 2016 the Company recognized impairment charges within its CBF segment of $11.5 million related to the Wellman® trade name and $130.0 million of goodwill, resulting in a carrying value of $35.4 million and $96.5 million, respectively. Consistent with its accounting policies, the Company performed the impairment tests for these assets through a one-step process for the Wellman® trade name and a two-step process for goodwill.

Wellman® Trade name Impairment

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

CBF Goodwill Impairment

Similarly, for Step 1 of the two-step goodwill impairment test, the Company estimated the fair value of the CBF reporting unit based on the income approach utilizing the discounted cash flow method. Estimated industry weighted average cost of capital and earnings before interest and taxes margins for the CBF reporting unit represent the most significant assumptions used in the Company’s evaluation of fair value (i.e., Level 3 measurements). As a result, the Company determined that the fair value of the CBF reporting unit was below its carrying value by approximately 25% and therefore Step 2 of the goodwill impairment test was required to measure the amount of the Goodwill impairment. In performing the Step 2 analysis, the Company was required to allocate the reporting units’ fair value to the estimated fair values of the CBF reporting unit’s underlying asset and liabilities, both those recognized and unrecognized, with the residual amount reflecting the implied value of goodwill at September 30, 2016. As a result, the carrying amount of goodwill approximates the implied value of goodwill at September 30, 2016.

See Note 1 for further information regarding the valuation of goodwill and indefinite‑lived intangible assets.

The changes in the carrying amount of Goodwill, net for the years ended December 31, 2016 and 2015 were as follows:

	Construction	Interconnect	Fluid		Brake and	FoodService
(in millions)	Materials	Technologies	Technologies		Friction	Products	Total
Net balance at January 1, 2015	$123.3	$554.3	$-		$226.6	$60.3	$964.5
Goodwill acquired during year (1)	-	-	175.7		-	-	175.7
Measurement period adjustments	-	1.1	(0.5)		-	-	0.6
Currency translation and other	(4.6)	-	(1.8)		-	-	(6.4)
Net balance at December 31, 2015	$118.7	$555.4	$173.4		$226.6	$60.3	$1,134.4
Goodwill acquired during year (1)	-	83.7	2.9		-	-	86.6
Impairment charges	-	-	-		(130.0)	-	(130.0)
Measurement period adjustments	-	-	(0.3)		-	-	(0.3)
Currency translation and other	(1.2)	-	(8.1)	(2)	(0.2)	-	(9.5)
Balance at December 31, 2016	$117.5	$639.1	$167.9		$96.4	$60.3	$1,081.2

(1)	See Note 3 for further information on goodwill resulting from recent acquisitions.
(2)	Includes $4.9 million of an immaterial correction of certain deferred tax liabilities acquired in the Finishing Brands acquisition.

The Company’s other intangible assets, net at December 31, 2016, are as follows:

	Acquired	Accumulated	Net Book
(in millions)	Cost	Amortization	Value
Assets subject to amortization:
Intellectual property	$200.7	$(72.4)	$128.3
Customer relationships	704.3	(201.6)	502.7
Other	15.4	(11.7)	3.7
Assets not subject to amortization:
Trade names	237.5	-	237.5
Other intangible assets, net	$1,157.9	$(285.7)	$872.2

The Company’s other intangible assets, net at December 31, 2015, were as follows:

	Acquired	Accumulated	Net Book
(in millions)	Cost	Amortization	Value
Assets subject to amortization:
Intellectual property	$180.7	$(55.0)	$125.7
Customer relationships	673.9	(160.5)	513.4
Other	13.5	(10.6)	2.9
Assets not subject to amortization:
Trade names	245.8	-	245.8
Other intangible assets, net	$1,113.9	$(226.1)	$887.8

Intangible assets subject to amortization as of December 31, 2016 will be amortized as follows:

Remaining weighted-average amortization period (years)
Assets subject to amortization
Intellectual property	8.1
Customer relationships	12.1
Other	9.3
Total assets subject to amortization	11.3

(millions)	2017	2018	2019	2020	2021	Thereafter
Estimated future amortization expense	$ 64.4	$ 64.4	$ 64.2	$ 61.1	$ 57.5	$ 323.1

The net carrying values of the Company’s other intangible assets, net by reportable segment as of December 31 were as follows:

	December 31,	December 31,
(in millions)	2016	2015
Carlisle Construction Materials	$55.2	$60.9
Carlisle Interconnect Technologies	379.1	357.3
Carlisle Fluid Technologies	313.7	325.3
Carlisle Brake & Friction	99.3	117.2
Carlisle FoodService Products	24.9	27.1
Total	$872.2	$887.8

Note 11—Commitments and Contingencies

Leases

The Company currently leases a portion of its manufacturing facilities, distribution centers, and equipment, some of which include scheduled rent increases stated in the lease agreement generally expressed as a stated percentage increase of the minimum lease payment over the lease term. The Company currently has no leases that require rent to be paid based on contingent events nor has it received any lease incentive payments. Rent expense was $27.4 million, $25.9 million, and $23.7 million in 2016, 2015, and 2014, respectively, inclusive of rent based on scheduled rent increases and rent holidays recognized on a straight‑line basis.

Future minimum payments under its various non‑cancelable operating leases in each of the next five years are as follows:

(in millions)	2017	2018	2019	2020	2021	Thereafter
Future minimum payments	$18.3	$16.9	$14.0	$9.3	$6.6	$15.1

Workers’ Compensation Claims and Related Losses

The Company has accrued approximately $18.1 million and $19.4 million related to workers’ compensation claims at December 31, 2016 and 2015, respectively. At December 31, 2016, $5.8 million and $12.3 million are included in accrued expenses and other long‑term liabilities, respectively, and at December 31, 2015, $6.0 million and $13.4 million were included in accrued expenses and other long‑term liabilities, respectively, in the Consolidated Balance Sheets. The liability related to workers’ compensation claims, both those reported to the Company and those incurred but not yet reported, is estimated based on actuarial estimates and loss development factors and the Company’s historical loss experience.

The Company maintains occurrence‑based insurance coverage with certain insurance carriers in accordance with its risk management practices that provides for reimbursement of workers’ compensation claims in excess of $0.5 million. The Company records a recovery receivable from the insurance carriers when such recovery is deemed probable based on the nature of the claim and history of recoveries. At December 31, 2016 and 2015 the Company did not have any significant recovery receivables recorded for workers’ compensation claims.

Letters of Credit and Guarantees

During the normal course of business, the Company enters into commitments in the form of letters of credit and bank guarantees under a continuing credit agreement with J.P. Morgan Chase Bank, N.A. to provide financial and performance assurance to third parties. At December 31, 2016 and 2015, we had $28.7 million and $29.2 million letters of credit and bank guarantees outstanding, respectively.

Litigation

Over the years, the Company has been named as a defendant, along with numerous other defendants, in lawsuits in various state courts in which plaintiffs have alleged injury due to exposure to asbestos‑containing brakes, which Carlisle manufactured in limited amounts between the late‑1940’s and the mid‑1980’s. In addition to compensatory awards, these lawsuits may also seek punitive damages. Generally, the Company has obtained dismissals or settlements of its asbestos‑related lawsuits with no material effect on its financial condition, results of operations or cash flows. The Company maintains insurance coverage that applies to the Company’s defense costs and payments of settlements or judgments in connection with asbestos‑related lawsuits. At this time, the amount of reasonably possible additional asbestos claims, if any, is not material to the Company’s financial position, results of operations, or operating cash flows although these matters could result in the Company being subject to monetary damages, costs or expenses, and charges against earnings in particular periods.

The Company may occasionally be involved in various other legal actions arising in the normal course of business. In the opinion of management, the ultimate outcome of such actions, either individually or in the aggregate, will not have a material adverse effect on the consolidated financial position, results of operations for a particular period, or annual operating cash flows of the Company.

Environmental Matters

The Company is subject to increasingly stringent environmental laws and regulations, including those relating to air emissions, wastewater discharges, and chemical and hazardous waste management and disposal. Some of these environmental laws hold owners or operators of land or businesses liable for their own and for previous owners' or operators' releases of hazardous or toxic substances or wastes. Other environmental laws and regulations require the obtainment of and compliance with environmental permits. To date, costs of complying with environmental, health and safety requirements have not been material and we do not currently have any significant accruals related to potential future costs of environmental remediation at December 31, 2016 and 2015, nor do we have any asset retirement obligations recorded at those dates.   However, the nature of the Company’s operations and its long history of industrial activities at certain of its current or former facilities, as well as those acquired, could potentially result in material environmental liabilities or asset retirement obligations.

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

Note 12—Long-term Debt

As of December 31, 2016 and 2015 the Company’s borrowings were as follows:

	December 31,	December 31,	Fair Value (1)	Fair Value (1)
(in millions)	2016	2015	2016	2015
3.75% notes due 2022	$350.0	$350.0	$347.2	$349.3
5.125% notes due 2020	250.0	250.0	263.1	268.6
6.125% notes due 2016	-	150.0	-	152.9
Unamortized discount, debt issuance costs and other	(3.6)	(4.6)
Total long term-debt	596.4	745.4
Less current portion of long-term debt	-	(149.8)
Total long term-debt, net of current portion	$596.4	$595.6

(1)

The fair value is estimated based on current yield rates plus the Company’s estimated credit spread available for financings with similar terms and maturities. Based on these inputs, debt instruments are classified as Level 2 in the fair value hierarchy.

As a result of adopting ASU 2015-03 on January 1, 2016, $3.1 million of debt issuance costs was reclassified from other long-term assets to long-term debt at December 31, 2015. See Note 1 for additional information regarding new accounting standard updates.

In August 2016, the Company utilized cash on hand to repay the outstanding principal balance of $150.0 million on the 6.125% senior unsecured notes.

3.75% Notes Due 2022

On November 20, 2012, the Company completed a public offering of $350.0 million of notes with a stated interest rate of 3.75% due November 15, 2022 (the “2022 Notes”). The 2022 Notes were issued at a discount of $1.1 million, resulting in proceeds to the Company of $348.9 million. The Company incurred costs to issue the 2022 Notes of approximately $2.9 million, inclusive of underwriters’, credit rating agencies’ and attorneys’ fees and other costs. Both the discount and the issuance costs will be amortized to interest expense over the life of the 2022 Notes. Interest is paid each May 15 and November 15.

5.125% Notes Due 2020

On December 9, 2010, the Company completed a public offering of $250.0 million of notes with a stated interest rate of 5.125% due December 15, 2020 (the "2020 Notes"). The 2020 Notes were issued at a discount of approximately $1.1 million, resulting in proceeds to the Company of approximately $248.9 million. The Company incurred costs to issue the 2020 Notes of approximately $1.9 million, inclusive of underwriters’, credit rating agencies’ and attorneys’ fees and other costs. Interest on the 2020 Notes is paid each June 15 and December 15.

Notes Terms

The 2022 and 2020 Notes (jointly “Notes”) are presented net of the related discount and debt issuance costs in Long‑term debt in the Consolidated Balance Sheets. The 2022 and 2020 Notes, in whole or in part, may be redeemed at the Company's option, plus accrued and unpaid interest, at any time prior to August 15, 2022 and September 15, 2020, respectively, at a price equal to the greater of:

•	100% of the principal amounts; or
•	The sum of the present values of the remaining scheduled payments of principal and interest discounted to the redemption date on a semi-annual basis at the Treasury Rate plus 35 basis points.

The 2022 and 2020 Notes may also be redeemed at any time after August 15, 2022 and September 15, 2020, respectively, in whole or in part, at the Company's option at 100% of the principal amount, plus accrued and unpaid interest. Upon a change-in-control triggering event, the Company will be required to offer to repurchase the Notes at 101% of the principal amount, plus accrued and unpaid interest.

The Notes are subject to the Company's existing indenture dated January 15, 1997 with Bank of New York Mellon, as trustee, and accordingly are subject to the same restrictive covenants and limitations as the Company's existing indebtedness. The Notes are general unsecured obligations of the Company and rank equally with the Company's existing and future unsecured and unsubordinated indebtedness. The Notes are subordinate to any existing or future debt or other liabilities of the Company's subsidiaries.

Revolving Credit Facility (the “Facility”)

On October 20, 2011, the Company entered into a Third Amended and Restated Credit Agreement (“the Credit Agreement”) administered by JPMorgan Chase Bank, N.A. (“JPMorgan Chase”). On December 12, 2013, the Company executed an amendment to the facility (“the Amendment”) to amend certain terms and extend the term of the facility to December 12, 2018. The Credit Agreement provides for a $600 million revolving line of credit.

The Facility provides for grid‑based interest pricing based on the credit rating of the Company’s senior unsecured bank debt or other unsecured senior debt. The Facility is also subject to fees based on applicable rates as defined in the agreement and the aggregate commitment, regardless of usage. The Facility requires the Company to meet various restrictive covenants and limitations including certain leverage ratios, interest coverage ratios and limits on outstanding debt balances held by certain subsidiaries.

At December 31, 2016, the Company had $600.0 million available under its Amended Credit Agreement. There was no interest on borrowings under the revolving credit facility in 2016 and 2015.

Covenants and Limitations

Under the Company’s debt and credit facilities, the Company is required to meet various restrictive covenants and limitations, including limitations on certain leverage ratios, interest coverage and limits on outstanding debt balances held by certain subsidiaries. The Company was in compliance with all covenants and limitations in 2016 and 2015.

Other Matters

Cash payments for interest were $35.9 million in 2016, $35.1 million in 2015, and $35.2 million in 2014.

Note 13—Retirement Plans

Defined Benefit Plans

The Company maintains defined benefit retirement plans, primarily for certain domestic employees, as presented below. All plans are frozen to new entrants, with the exception of the executive supplemental and director defined benefit pension plans. Benefits are based primarily on years of service and earnings of the employee.

In 2016, the Company moved from utilizing a weighted-average discount rate, which was derived from the yield curve used to measure the benefit obligation at the beginning of the period, to a spot yield rate curve to estimate the pension benefit obligation and net periodic benefit costs. This change in estimate provides a more accurate measurement of service and interest costs by applying the spot rate that could be used to settle each projected cash flow individually. This change in estimate did not have a material effect on net periodic benefit costs for 2016.

The following are the significant assumptions used in the measurement of the projected benefit obligation and net periodic benefit cost:

Weighted‑average assumptions for the projected benefit obligation at December 31:

	2016	2015
Discount rate	3.86%	4.15%
Rate of compensation increase	3.82%	4.29%

Weighted‑average assumptions for net periodic benefit cost for the years ended December 31:

	2016	2015	2014
Discount rate	4.35%	3.87%	4.58%
Rate of compensation increase	4.29%	4.29%	4.29%
Expected long-term return on plan assets	6.20%	6.30%	6.48%

The Company considers several factors in determining the long-term rate of return for plan assets. Asset-class return expectations are set using a combination of empirical and forward-looking analyses. Capital market assumptions for the composition of the Company’s asset portfolio are intended to capture the behavior of asset classes observed over several market cycles. The Company also looks to historical returns for reasonability and appropriateness.

The following table reconciles the change in the projected benefit obligation, the change in plan assets and the funded status recognized in the Consolidated Balance Sheets for the years ended December 31:

(in millions)	2016	2015
Funded status
Projected benefit obligation
Beginning of year	$174.3	$192.3
Change in benefit obligation:
Service cost	3.4	3.7
Interest cost	5.4	7.1
Plan amendments	(0.1)	-
Actuarial (gain)/loss	1.2	(16.7)
Benefits paid	(11.7)	(12.1)
End of year	$172.5	$174.3

Fair value of plan assets
Beginning of year	$162.7	$177.3
Change in plan assets:
Actual return on plan assets	11.2	(3.5)
Company contributions	1.0	1.0
Benefits paid	(11.7)	(12.1)
End of year	$163.2	$162.7

(Unfunded) status end of year	$(9.3)	$(11.6)

Accumulated benefit obligation at end of year	$171.5	$173.5

In accordance with FASB guidance, the projected benefit obligation, accumulated benefit obligation and the fair value of plan assets are required to be disclosed for all plans where the accumulated benefit obligation is in excess of plan assets. The difference between the projected benefit obligation and the accumulated benefit obligation is that the projected benefit obligation includes projected compensation increases.

The Company’s projected benefit obligation at December 31, 2016 and 2015 includes approximately $21.7 million and $21.3 million, respectively, related to the Company’s executive supplemental and director defined benefit pension plans. The executive supplemental and director defined benefit plans have no plan assets and the Company is not required to fund the obligations. The U.S. plans required to be funded by the Company were fully funded at December 31, 2016 and 2015.

The net assets (liabilities) included in the Consolidated Balance Sheets at December 31 were as follows:

(in millions)	2016	2015
Noncurrent assets	$12.4	$9.7
Current liabilities	(1.4)	(1.0)
Noncurrent liabilities	(20.3)	(20.3)
Asset (liability) at end of year	$(9.3)	$(11.6)

The amounts included in accumulated other comprehensive loss at December 31 are as follows:

(in millions)	2016	2015
Unrecognized actuarial losses (gross)	$40.2	$42.2
Unrecognized actuarial losses (net of tax)	25.3	26.4
Unrecognized prior service costs (gross)	0.9	1.1
Unrecognized prior service costs (net of tax)	0.5	0.7

The Company estimates that $0.2 million ($0.1 million net of tax) of prior service cost and $2.3 million ($1.5 million net of tax) of actuarial losses will be amortized from accumulated other comprehensive loss into net periodic pension expense in 2017.

The components of net periodic benefit cost for 2016, 2015 and 2014 were as follows:

(in millions)	2016	2015	2014
Service cost	$3.4	$3.7	$4.0
Interest cost	5.4	7.1	7.7
Expected return on plan assets	(10.1)	(10.2)	(10.8)
Amortization of unrecognized net loss	2.1	4.1	3.3
Amortization of unrecognized prior service credit	0.2	0.2	0.3
Net periodic benefit cost	$1.0	$4.9	$4.5

Disclosures on investment policies and strategies, categories of plan assets and the fair value measurements of plan assets are included below.

The Company employs a liability driven investment approach whereby plan assets are invested primarily in fixed income investments to match the changes in the projected benefit obligation of funded plans that occur as a result of changes in the discount rate. Risk tolerance is established through careful consideration of projected benefit obligations, plan funded status, and the Company’s other obligations and strategic investments.

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

The fair value measurement of the plans’ assets by asset category at December 31 were as follows:

	Quoted Prices in Active Markets
	for Identical Assets (Level 1)
Asset Category (in millions)	2016	2015
Cash	$0.6	$0.6
Mutual funds:
Equity mutual funds(1)	$20.6	$19.8
Fixed income mutual funds (2)	142.0	142.3
Total	$163.2	$162.7

(1)

This category is comprised of investments in mutual funds that invest in equity securities such as large publicly traded companies listed in the S&P 500 Index; small to medium sized companies with market capitalization in the range of the Russell 2500 Index; and foreign issuers in emerging markets.

(2)

This category is comprised of investments in mutual funds that invest in U.S. corporate and government fixed income securities, including asset‑backed securities; high yield fixed income securities primarily rated BB, B, CCC, CC, C and D; and US dollar denominated debt securities of government, government related and corporate issuers in emerging market countries.

The Company made contributions of $1.0 million during 2016 and 2015 which pertain to the Company’s executive supplemental and director defined benefit pension plans. This contribution covers current participant benefits as these plans have no plan assets. No minimum contributions to the pension plans were required in 2016 and 2015. During 2017, the Company expects to pay approximately $1.4 million in participant benefits under the executive supplemental and director plans. In light of the plans’ funded status, the Company does not expect to make discretionary contributions to its pension plans in 2017.

The following is a summary of estimated future benefits to be paid for the Company’s defined benefit pension plans at December 31, 2016:

(in millions)	Estimated Benefit
Year	Payments
2017	$15.7
2018	15.4
2019	14.8
2020	14.8
2021	14.4
2022-2026	63.1

Defined Contribution Plan

The Company maintains defined contribution savings plans covering a significant portion of its eligible employees. Participant contributions are matched by the Company up to a 4.0% maximum of eligible compensation, subject to compensation and contribution limits as defined by the Internal Revenue Service. Employer contributions for the savings plan were $13.3 million, $12.2 million and $11.1 million in 2016, 2015 and 2014, respectively.

Matching contributions are invested in funds as directed by participants. Eligible participants may also elect to invest up to 50.0% of the Company’s matching contribution in Company common stock. Common shares held by the contribution savings plan at December 31 were as follows:

(in millions)	2016	2015	2014
Common shares held	1.2	1.3	1.4

Note 14—Deferred Revenue

Deferred revenue consists primarily of unearned revenue related to separately priced extended warranty contracts on sales of certain products, the most significant being those offered on its installed roofing systems within the Construction Materials segment.

Roofing Systems Deferred Revenue

The amount of revenue recognized related to extended product warranties covering roofing systems was $19.5 million, $18.5 million and $17.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The deferred revenue liability as of December 31 is summarized as follows:

(in millions)	2016	2015
Current	$18.8	$18.1
Long-term	172.0	159.7
Deferred revenue	$190.8	$177.8

Expected costs of services to be performed under extended product warranty contracts are actuarially determined. Any expected costs in excess of the deferred revenue liability are recognized within accrued expenses.

Other Deferred Revenue

Other deferred revenue primarily relates to customer prepayments on sales within the Fluid Technologies segment. Other deferred revenue as of December 31 is summarized as follows:

(in millions)	2016	2015
Current	$4.4	$5.9
Long-term	-	-
Deferred revenue	$4.4	$5.9

Note 15—Accrued Expenses

The components of accrued expenses at December 31 were as follows:

(in millions)	2016	2015
Compensation and benefits	$97.9	$75.2
Customer incentives	58.1	54.7
Standard product warranties	29.5	28.9
Income and other accrued taxes	14.2	18.5
Other accrued expenses	47.0	42.1
	$246.7	$219.4

Product Warranties

The Company offers various warranty programs on its products included in the price of its products, primarily for certain installed roofing systems, high-performance cables and assemblies, fluid technologies, braking products, and foodservice equipment. The Company’s liability for such warranty programs is included in accrued expenses. The change in the Company’s product warranty liabilities for the period ended December 31 is as follows:

(in millions)	2016	2015
Balance at January 1	$28.9	$15.2
Current year provision	23.7	30.2
Acquired warranty obligation	-	1.1
Current year claims	(22.9)	(17.6)
Current year foreign exchange	(0.2)	-
Balance at December 31	$29.5	$28.9

Note 16—Other Long‑Term Liabilities

The components of other long‑term liabilities at December 31 were as follows:

	December 31,	December 31,
(in millions)	2016	2015
Deferred taxes and other tax liabilities	$144.1	$176.5
Pension and other post-retirement obligations	27.1	26.3
Deferred compensation	21.2	16.8
Long-term workers' compensation	12.3	13.4
Other	12.3	9.4
Other long-term liabilities	$217.0	$242.4

Deferred Compensation

The Company’s Deferred Compensation Plan allows certain eligible participants to defer a portion of their cash compensation and provides a matching contribution to the deferred compensation plan of up to 4.0% of eligible compensation. Eligible compensation may be deferred up to 10 years and distributed via lump sum or annual payment installments over an additional 10 year period. Participants allocate their deferred compensation amongst various investment options with earnings accruing to the participant.

The Company has established a Rabbi Trust to provide for a degree of financial security to cover these obligations. Contributions to the Rabbi Trust by the Company are made at the discretion of management and generally are made in cash and invested in money-market funds. The Company consolidates the Rabbi Trust and therefore includes the investments in its Consolidated Balance Sheets. At December 31, 2016 and 2015, the Company had $11.7 million and $8.9 million of cash, respectively and $2.6 million and $1.9 million of short-term investments, respectively. Management has classified these instruments as trading securities and therefore gains and losses are recorded in earnings with cash flows presented as operating cash flows.

Note 17—Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component, for the years ended December 31, 2016 and 2015 were as follows:

	Accrued	Foreign
	post-retirement	currency
(in millions)	benefit liability	translation	Other	Total

Balance at December 31, 2015	$(27.4)	$(60.0)	$0.3	$(87.1)
Other comprehensive loss before reclassifications	(0.6)	(36.7)	0.6	(36.7)
Amounts reclassified from accumulated other comprehensive loss (1)	2.3	-	(0.1)	2.2
Income tax (expense) benefit	(0.7)	-	0.1	(0.6)
Other comprehensive income (loss)	1.0	(36.7)	0.6	(35.1)
Balance at December 31, 2016	$(26.4)	$(96.7)	$0.9	$(122.2)

	Accrued	Foreign
	post-retirement	currency
(in millions)	benefit liability	translation	Other	Total

Balance at January 1, 2014	$(32.0)	$(30.4)	$0.6	$(61.8)
Other comprehensive loss before reclassifications	3.0	(29.6)	-	(26.6)
Amounts reclassified from accumulated other comprehensive loss (1)	4.5	-	(0.5)	4.0
Income tax (expense) benefit	(2.9)	-	0.2	(2.7)
Other comprehensive income (loss)	4.6	(29.6)	(0.3)	(25.3)
Balance at December 31, 2015	$(27.4)	$(60.0)	$0.3	$(87.1)

(1)

The accrued post‑retirement benefit liability reclassification pertains to the amortization of unrecognized actuarial gains and losses and prior service credits which is included in net periodic benefit cost. See Note 13 for additional pension discussion.

Note 18—Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts to hedge a portion of its foreign currency exchange rate exposure to forecasted foreign currency denominated cash flows. These instruments are not held for speculative or trading purposes.

For instruments that are designated and qualify as a cash flow hedge, the Company had foreign exchange contracts with maturities less than one year and an aggregate U.S. Dollar equivalent notional value of $17.6 million at December 31, 2016. The gross fair value was immaterial at December 31, 2016. No instruments were outstanding as of December 31, 2015. The effective portion of changes in the fair value of the contracts is recorded in accumulated other comprehensive income in the Consolidated Statements of Shareholders’ Equity and is recognized in operating income when the underlying forecasted transaction impacts earnings.

For instruments that are not designed as a cash flow hedge, the Company had foreign exchange contracts with maturities less than one year and an aggregate U.S. Dollar equivalent notional value of $39.3 million and $6.1 million at December 31, 2016 and 2015, respectively. The gross fair value was immaterial at December 31, 2016 and 2015. The unrealized gains and losses resulting from these contracts are not significant and are recognized in other expense, net and partially offset corresponding foreign exchange gains and losses on these balances.

The fair value of foreign currency forward contracts is included in other current assets. The fair value was estimated using observable market inputs such as forward and spot prices of the underlying exchange rate pair. Based on these inputs, derivative assets and liabilities are classified as Level 2 in the fair value hierarchy.

Note 19—Quarterly Financial Data (Unaudited)

(in millions except per share data)	First	Second	Third	Fourth	Year
2016
Net sales	$794.0	$996.9	$991.0	$893.5	$3,675.4
Gross profit	245.4	321.2	323.6	267.1	1,157.3
Earnings before interest and income taxes	110.6	178.9	36.4	115.2	441.1
Income (loss) from continuing operations	68.5	115.3	(9.5)	76.5	250.8
Net income (loss)	68.5	115.2	(9.8)	76.2	250.1
Basic earnings (loss) per share from continuing operations	$1.06	$1.78	$(0.15)	$1.18	$3.87
Diluted earnings (loss) per share from continuing operations	$1.05	$1.75	$(0.15)	$1.17	$3.83

(in millions except per share data)	First	Second	Third	Fourth	Year
2015
Net sales	$709.3	$984.6	$973.1	$876.2	$3,543.2
Gross profit	173.0	285.4	295.5	252.8	1,006.7
Earnings before interest and income taxes	66.4	148.0	161.8	125.7	501.9
Income from continuing operations	39.5	94.8	103.6	81.7	319.6
Net income	39.4	94.9	103.6	81.8	319.7
Basic earnings per share from continuing operations	$0.60	$1.45	$1.59	$1.25	$4.89
Diluted earnings per share from continuing operations	$0.59	$1.43	$1.56	$1.24	$4.82

Note: The sum of quarterly earnings per share amounts may not equal the year due to rounding.

Note 20—Subsequent Events

On January 9, 2017, the Company acquired 100% of the equity of San Jamar, Inc. (“San Jamar”) for estimated cash consideration of $217.7 million, subject to a working capital settlement. San Jamar is a leading provider of universal dispensing systems and food safety products for foodservice and hygiene applications. San Jamar complements the operating performance at FoodService Products by adding innovative new products, opportunities to expand our presence in complementary sales channels and a history of profitable growth. The results of operations of the acquired business will be reported within the FoodService Products segment beginning in the first quarter of 2017.

On January 31, 2017, the Company acquired 100% of the equity of Arbo Holdings Limited (“Arbo”) for an estimated cash consideration of $8.9 million. Arbo is a leading provider of sealants, coatings, and membrane systems used for waterproofing and sealing buildings and other structures. The results of operations of the acquired business will be reported within the Construction Materials segment beginning in the first quarter of 2017.

As part of its efforts to continue to re-align CBF’s cost structure and to position it for expected end market recovery, our Board of Directors approved and subsequently, on February 9, 2017, the Company announced that it will exit its manufacturing operations in Tulsa, Oklahoma and relocate the majority of those operations to its existing manufacturing facility in Medina, Ohio. This action is expected to take approximately 18 months to complete. Total associated exit and disposal costs are expected to be between approximately $16.5 million to $18.5 million with additional capital expenditures between approximately $28.0 million to $29.0 million.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

(a) Under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a‑15. Based upon that evaluation and as of December 31, 2016, the chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective.

Management has prepared a report on the Company’s internal control over financial reporting in which management has determined that the Company’s controls are effective. A copy of management’s report is set forth below.

(b) During the fourth quarter of 2016, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer, the Company evaluated the effectiveness of the design and operation of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016.

As discussed in Note 3 to the Consolidated Financial Statements in Item 8, the Company completed the acquisitions of Micro-Coax, Inc. and Kroll Technologies, LLC on June 10, 2016 and Star Aviation, Inc. on October 3, 2016 (collectively the “Acquired Businesses”). Management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the Acquired Businesses, which constituted $181.4 million of total assets as of December 31, 2016, $27.1 million of net sales and $0.5 million of earnings before interest and income taxes for the year then ended.

The internal controls over financial reporting have been assessed by Ernst & Young LLP, whose report with respect to the effectiveness of internal controls over financial reporting is included herein at Item 8.

Item 9B.  Other Information.

The following disclosure is made in lieu of filing a Current Report on Form 8-K, Item 2.05, Costs Associated with Exit or Disposal Activities:

As part of its efforts to continue to re-align CBF’s cost structure and to position it for expected end market recovery, our Board of Directors approved and subsequently, on February 9, 2017, the Company announced that it will exit its manufacturing operations in Tulsa, Oklahoma and relocate the majority of those operations to its existing manufacturing facility in Medina, Ohio. This action is expected to take approximately 18 months to complete. Total associated exit and disposal costs are expected to be between $16.5 million to $18.5 million, including:

•

Non-cash accelerated depreciation of long-lived assets at the Oklahoma facility, which is primarily property, plant and equipment that will not be transferred to Ohio (between $5.0 million to $6.0 million expected to be recognized ratably between the first quarter of 2017 and the second quarter of 2018),

•	Costs to relocate and install equipment (between $6.0 million to $7.0 million, expected to be incurred in the second half of 2018),
•	Employee retention and termination benefits (approximately $2.5 million, expected to be incurred ratably between the first quarter of 2017 and the second half of 2018),
•	Other associated costs related to the closure of the facility and internal administration of the project (approximately $3.0 million, expected to be incurred primarily in the second half of 2018).

As part of the relocation effort, the Company will also invest additional capital in its Medina, Ohio facility. The capital investment is anticipated to be comprised of approximately $13.0 million to expand the facility and between approximately $15.0 million to $16.0 million to purchase new, more efficient equipment to replace equipment not being relocated.

Part III

Item 10.  Directors and Executive Officers of the Registrant.

The following table sets forth certain information relating to each executive officer of the Company, as furnished to the Company by the executive officers. Except as otherwise indicated each executive officer has had the same principal occupation or employment during the past five years.

Name	Age	Position with Company	Period of Service
D. Christian Koch	51

Director, President and Chief Executive Officer since January 2016; President and Chief Operating Officer from May 2014 to December 2015; Group President, Carlisle Diversified Products from June 2012 to May 2014; President, Carlisle Brake & Friction from January 2009 to June 2012; President, Carlisle Asia‑Pacific from February 2008 to January 2009.

			February 2008 to date

John W. Altmeyer	57	President, Carlisle Construction Materials since July 1997.	June 1989 to date

Titus B. Ball	43	Vice President, Chief Accounting Officer since May 2016; Director of Internal Audit from April 2011 to April 2016	January 2010 to date

John E. Berlin	55	President, Carlisle Interconnect Technologies since February 1995.	January 1990 to date

Steven J. Ford	57	Vice President, Chief Financial Officer since November 2008 and Vice President, Secretary and General Counsel since July 1995.	July 1995 to date

Scott C. Selbach	61	Vice President, Corporate Development since April 2006.	April 2006 to date

Kevin P. Zdimal	46	Vice President, Business Development since May 2016, Vice President and Chief Accounting Officer from May 2010 to May 2016.	September 1995 to date

The officers have been elected to serve at the pleasure of the Board of Directors of the Company. There are no family relationships between any of the above officers, and there is no arrangement or understanding between any officer and any other person pursuant to which he was selected an officer.

Information required by Item 10 with respect to directors of the Company is incorporated by reference to the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission no later than 40 days before the Annual Meeting of Shareholders to be held on April 26, 2017.

The Company has adopted a Business Code of Ethics covering, among others, its principal executive officer and all management involved in financial reporting. The Business Code of Ethics is published on the Company’s website: www.carlisle.com. Any amendment to, or waiver of, any provision of the Business Code of Ethics affecting such senior officers will be disclosed on the Company’s website.

In the Company’s definitive proxy statement we describe the procedures under which shareholders can recommend nominees for the Board of Directors. There have been no changes to those procedures since the Company’s definitive proxy statement dated March 31, 2016.

Item 11.  Executive Compensation.

Information required by Item 11 is incorporated by reference to the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission no later than 40 days before the Annual Meeting of Shareholders to be held on April 26, 2017.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

Information required by Item 12 is incorporated by reference to the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission no later than 40 days before the Annual Meeting of Shareholders to be held on April 26, 2017.

Securities Authorized for Issuance under Equity Compensation Plans

The number of securities to be issued upon the exercise of stock options under the Company’s equity compensation plans, the weighted average exercise price of the options, and the number of securities remaining for future issuance as of December 31, 2016 are as follows:

	Number of securities to be issued upon exercise of outstanding options	Weighted-average price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by equity security holders	1,263,665	$ 70.95	3,950,953	(1)
Equity compensation plans not approved by equity security holders	-	n/a	-
Total	1,263,665	$ 70.95	3,950,953

(1)	Includes 1,437,278 of shares which may be issued as stock awards. Shares available for award under the Carlisle Companies Incorporated Incentive Compensation Program were approved on May 6, 2015.

Item 13.  Certain Relationships and Related Transactions.

Information required by Item 13 is incorporated by reference to the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission no later than 40 days before the Annual Meeting of Shareholders to be held on April 26, 2017.

Item 14.  Principal Accountant Fees and Services.

Information required by Item 14 is incorporated by reference to the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission no later than 40 days before the Annual Meeting of Shareholders to be held on April 26, 2017.

Part IV

Item 15.  Exhibits and Financial Statement Schedules.

Financial statements required by Item 8 are as follows:

Financial Statement Schedules:

Included in Item 8, as applicable.

Exhibits applicable to the filing of this report are as follows:

Carlisle Companies Incorporated
Exhibit Index

Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-K	Form	File No.	Date Filed
2.1	Master Transaction Agreement, dated October 20, 2013, between the Company and CTP Transportation Products, LLC.		8-K	001-09278	10/22/2013
2.2	Asset Purchase Agreement, date October 20, 2013, between Carlisle Transportation Products, Inc., Carlisle Intangible Company and CTP Transportation Products, LLC.		8-K	001-09278	10/22/2013
2.3	Asset Purchase Agreement, dated October 20, 2013, between Carlisle Canada and CTP Transportation Products, LLC.		8-K	001-09278	10/22/2013
2.4	Stock Purchase Agreement, dated October 20, 2013, between Carlisle International BV and CTP Transportation Products, LLC.		8-K	001-09278	10/22/2013
2.5	Equity Purchase Agreement, dated October 20, 2013, between Carlisle Asia Pacific Limited and CTP Transportation Products, LLC.		8-K	001-09278	10/22/2013
2.6	Asset Purchase Agreement, dated October 20, 2013, between Carlisle Asia Pacific Limited and CTP Transportation Products, LLC.		8-K	001-09278	10/22/2013
2.7	Form of Trademark License Agreement between the Company, Carlisle Intangible Company and CTP Transportation Products, LLC.		8-K	001-09278	10/22/2013
2.8	Asset Purchase Agreement, dated October 7, 2014, between the Company, Carlisle Fluid Technologies, Inc., Graco Inc. and Finishing Brands Holdings Inc.		8-K	001-09278	10/8/2014
2.9	Amendment No. 1 to Asset Purchase Agreement, dated March 6, 2015, between the Company, Carlisle Fluid Technologies, Inc., Graco Inc. and Finishing Brands Holdings Inc.		8-K	001-09278	3/9/2015
2.10

Form of Cross License Agreement (as amended by Amendment No. 1 to Asset Purchase Agreement), by and among the Company, Carlisle Fluid Technologies, Inc., Finishing Brands Holdings Inc., Graco Inc. and Gema Switzerland GmbH.

			8-K	001-09278	3/9/2015

3.1	Restated Certificate of Incorporation of the Company.	10-Q	001-09278	10/21/2015
3.2	Amended and Restated Bylaws of the Company.	8-K	001-09278	12/14/2015
4.1	Form of Trust Indenture between the Company and Fleet National Bank.	S-3	333-16785	11/26/1996
4.2

First Supplemental Indenture, dated as of August 18, 2006, among the Company, U.S. Bank National Association (as successor to State Street Bank and Trust Company, as successor to Fleet National Bank) and The Bank of New York Trust Company, N.A.

		8-K	001-09278	8/18/2006
4.3

Second Supplemental Indenture, dated as of December 9, 2010, among the Company, U.S. Bank National Association (as successor to State Street Bank and Trust Company, as successor to Fleet National Bank) and The Bank of New York Mellon Trust Company, N.A.

		8-K	001-09278	12/10/2010
4.4

Third Supplemental Indenture, dated as of November 20, 2012, among the Company, U.S. Bank National Association (as successor to State Street Bank and Trust Company, as successor to Fleet National Bank) and The Bank of New York Mellon Trust Company, N.A.

		8-K	001-09278	11/20/2012
10.1	Carlisle Companies Incorporated Amended and Restated Executive Incentive Program.	Schedule 14A	001-09278	3/20/2012
10.2	Form of Carlisle Companies Incorporated Nonqualified Stock Option Agreement.	10-Q	001-09278	11/8/2004
10.3	Form of Carlisle Companies Incorporated Restricted Share Agreement with Non-Compete Covenant.	10-Q	001-09278	7/22/2014
10.4	Form of Amended and Restated Executive Severance Agreement.	10-K	001-09278	2/27/2009
10.5	Summary Plan Description of Carlisle Companies Incorporated Director Retirement Plan, effective November 6, 1991.	10-K	001-09278	3/24/1992
10.6	Amendment to the Carlisle Companies Incorporated Director Retirement Plan.	10-K	001-09278	3/11/2004
10.7	Carlisle Companies Incorporated Amended and Restated Nonemployee Director Equity Plan.	Schedule 14A	001-09278	3/9/2005
10.8	Form of Carlisle Companies Incorporated Stock Option Agreement for Nonemployee Directors.	8-K	001-09278	2/7/2005
10.9	Form of Carlisle Companies Incorporated Nonqualified Stock Option Agreement for Nonemployee Directors.	8-K	001-09278	5/10/2005
10.10	Form of Carlisle Companies Incorporated Restricted Share Agreement for Nonemployee Directors.	8-K	001-09278	5/10/2005
10.11	Form of Carlisle Companies Incorporated Restricted Stock Unit Agreement for Nonemployee Directors.	10-K	001-09278	2/27/2009
10.12	Carlisle Companies Incorporated Amended and Restated Deferred Compensation Plan for Nonemployee Directors.	10-K	001-09278	2/27/2009
10.13	Carlisle Companies Incorporated Amended and Restated Incentive Compensation Program, effective January 1, 2015.	Schedule 14A	001-09278	3/20/2015
10.14	Letter Agreement, dated June 5, 2007, between David A. Roberts and the Company.	8-K	001-09278	6/12/2007
10.15	Nonqualified Stock Option Agreement, dated as of June 21, 2007, between the Company and David A. Roberts.	10-Q	001-09278	8/6/2007
10.16	Restricted Share Agreement, dated as of June 21, 2007, between the Company and David A. Roberts.	10-Q	001-09278	8/6/2007
10.17	Letter Agreements, dated January 11, 2008 and December 31, 2008, between D. Christian Koch and the Company.	10-K	001-09278	2/27/2009
10.18	Letter Agreement, dated August 4, 2011, between Fred A. Sutter and the Company.	10-Q	001-09278	10/25/2011
10.19	Carlisle Corporation Amended and Restated Supplemental Pension Plan.	10-K	001-09278	2/10/2012

10.20	Amendment No. 1 to the Carlisle Corporation Supplemental Pension Plan, adopted February 4, 2014.		10-Q	001-09278	4/22/2014
10.21	Form of Carlisle Companies Incorporated Performance Share Agreement.		10-Q	001-09278	4/27/2010
10.22	Carlisle Companies Incorporated Amended and Restated Nonqualified Deferred Compensation Plan, dated January 1, 2012.		10-K	001-09278	2/10/2012
10.23	Carlisle Companies Incorporated Nonqualified Benefit Plan Trust, dated February 2, 2010, by and between the Company and Wachovia Bank, National Association.		10-Q	001-09278	4/27/2010
10.24

Third Amended and Restated Credit Agreement, dated as of October 20, 2011, among the Company, Carlisle Management Company, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.

			10-Q	001-09278	10/25/2011
10.25

First Amendment to Third Amended and Restated Credit Agreement, dated as of December 12, 2013, by and among the Company, Carlisle Corporation, JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto.

			8-K	001-09278	12/17/2013
12.1	Ratio of Earnings to Fixed Charges.	X
21.1	Subsidiaries of the Registrant.	X
23.1	Consent of Independent Registered Public Accounting Firm – Ernst & Young LLP.	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	X
32.1	Section 1350 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.1	Interactive Data File.	X

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

/s/ D. Christian Koch	/s/ Robin J. Adams
D. Christian Koch, Director,	Robin J. Adams, Director
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Steven J. Ford	/s/ Robert G. Bohn
Steven J. Ford, Vice President and	Robert G. Bohn, Director
Chief Financial Officer
(Principal Financial Officer)

/s/ Titus B. Ball	/s/ Jonathan R. Collins
Titus B. Ball, Vice President and	Jonathan R. Collins, Director
Chief Accounting Officer
(Principal Accounting Officer)	/s/ James D. Frias
James D. Frias, Director

/s/ Terry D. Growcock
Terry D. Growcock, Director

/s/ Gregg A. Ostrander
Gregg A. Ostrander, Director

/s/ Corrine D. Ricard
Corrine D. Ricard, Director

/s/ David A. Roberts
David A. Roberts, Director

/s/ Lawrence A. Sala
Lawrence A. Sala, Director

/s/ Magalen C. Webert
Magalen C. Webert, Director

February 13, 2017