Form 10-Q
period 2017-03-31
CARLISLE COMPANIES INC
filed 2017-04-28
CIK 790051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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
Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☒

Shares of common stock outstanding at April 20, 2017: 64,598,743

Carlisle Companies Incorporated

Carlisle Companies Incorporated

Item 1. Financial Statements

Condensed Consolidated Statements of Earnings and Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(in millions except share and per share amounts)	2017	2016
Net sales	$857.3	$794.0

Cost of goods sold	609.6	548.6
Selling and administrative expenses	139.7	124.1
Research and development expenses	12.8	11.3
Other income, net	(1.5)	(0.6)
Earnings before interest and income taxes	96.7	110.6

Interest expense, net	6.6	8.4
Earnings before income taxes from continuing operations	90.1	102.2

Income tax expense	28.6	33.7
Income from continuing operations	61.5	68.5

Discontinued operations:
Income before income taxes	0.5	—
Income tax expense	0.2	—
Income from discontinued operations	0.3	—

Net income	$61.8	$68.5

Basic earnings per share attributable to common shares:
Income from continuing operations	$0.95	$1.06
Income from discontinued operations	—	—
Basic earnings per share	$0.95	$1.06

Diluted earnings per share attributable to common shares:
Income from continuing operations	$0.94	$1.05
Income from discontinued operations	—	—
Diluted earnings per share	$0.94	$1.05

Average shares outstanding (in thousands):
Basic	64,353	64,018
Diluted	64,848	64,876

Dividends declared and paid	$22.7	$19.5
Dividends declared and paid per share	$0.35	$0.30

Comprehensive income:
Net income	$61.8	$68.5
Other comprehensive income (loss):
Foreign currency translation	11.4	10.2
Accrued post-retirement benefit liability, net of tax	0.4	0.4
Other, net of tax	(0.1)	(0.2)
Other comprehensive income	11.7	10.4
Comprehensive income	$73.5	$78.9

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated

Condensed Consolidated Balance Sheets

(in millions except share and per share amounts)	March 31, 2017	December 31, 2016
	(Unaudited)
Current assets:
Cash and cash equivalents	$134.0	$385.3
Receivables, net	560.0	511.6
Inventories	428.0	377.0
Prepaid expenses	25.2	24.3
Other current assets	44.0	57.0
Total current assets	1,191.2	1,355.2

Property, plant, and equipment, net	660.9	632.2

Other assets:
Goodwill, net	1,176.9	1,081.2
Other intangible assets, net	1,018.9	872.2
Other long-term assets	22.8	25.0
Total other assets	2,218.6	1,978.4

TOTAL ASSETS	$4,070.7	$3,965.8

Current liabilities:
Accounts payable	$291.3	$243.6
Accrued expenses	188.4	246.7
Deferred revenue	28.6	23.2
Total current liabilities	508.3	513.5

Long-term liabilities:
Long-term debt	596.5	596.4
Deferred revenue	174.5	172.0
Other long-term liabilities	273.2	217.0
Total long-term liabilities	1,044.2	985.4
Commitments and contingencies (See Note 11)

Shareholders' equity:
Preferred stock, $1 par value per share (authorized and unissued 5,000,000 shares)	—	—
Common stock, $1 par value per share (authorized 200,000,000 shares; issued 78,661,248 shares; outstanding 64,368,750 and 64,257,182 shares, respectively)	78.7	78.7
Additional paid-in capital	338.5	335.3
Deferred compensation equity	11.9	10.3
Treasury shares, at cost (14,067,571 and 14,178,801 shares, respectively)	(386.9)	(382.6)
Accumulated other comprehensive loss	(110.5)	(122.2)
Retained earnings	2,586.5	2,547.4
Total shareholders' equity	2,518.2	2,466.9

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,070.7	$3,965.8

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(in millions)	2017	2016
Operating activities
Net income	$61.8	$68.5
Reconciliation of net income to net cash provided by operating activities:
Depreciation	19.6	18.4
Amortization	19.2	15.1
Stock-based compensation, net of tax benefit	3.2	2.8
Other operating activities, net	0.6	1.2
Changes in assets and liabilities, excluding effects of acquisitions:
Receivables	(34.1)	(1.3)
Inventories	(33.8)	(20.0)
Prepaid expenses and other assets	3.3	6.2
Accounts payable	31.2	27.1
Accrued expenses	(46.6)	(17.5)
Deferred revenues	7.8	5.5
Other long-term liabilities	(0.3)	3.0
Net cash provided by operating activities	31.9	109.0

Investing activities
Capital expenditures	(30.4)	(18.7)
Acquisitions, net of cash acquired	(225.8)	(8.1)
Net cash used in investing activities	(256.2)	(26.8)

Financing activities
Dividends paid	(22.7)	(19.5)
Proceeds from revolving credit facility	50.0	—
Repayment of revolving credit facility	(50.0)	—
Proceeds from exercise of stock options, net	(5.4)	4.5
Repurchases of common stock	—	(28.5)
Net cash used in financing activities	(28.1)	(43.5)

Effect of foreign currency exchange rate changes on cash and cash equivalents	1.1	1.1

Change in cash and cash equivalents	(251.3)	39.8
Cash and cash equivalents
Beginning of period	385.3	410.7
End of period	$134.0	$450.5

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)
(In millions, except share and per share amounts)

	Common Stock		Additional Paid-In Capital	Deferred Compensation Equity	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Shares in Treasury		Total Shareholders' Equity
	Shares	Amount					Shares	Cost
Balance at December 31, 2015	64,051,600	$78.7	$293.4	$8.0	$(87.1)	$2,381.8	14,383,241	$(327.4)	$2,347.4
Net income	—	—	—	—	—	68.5	—	—	68.5
Other comprehensive income, net of tax	—	—	—	—	10.4	—	—	—	10.4
Cash dividends - $0.30 per share	—	—	—	—	—	(19.5)	—	—	(19.5)
Repurchases of common stock	(331,747)	—	—	—	—	—	331,747	(28.5)	(28.5)
Issuances and deferrals, net for stock based compensation (1)	241,259	—	4.8	2.4	—	—	(242,182)	2.0	9.2
Balance at March 31, 2016	63,961,112	$78.7	$298.2	$10.4	$(76.7)	$2,430.8	14,472,806	$(353.9)	$2,387.5

Balance at December 31, 2016	64,257,182	$78.7	$335.3	$10.3	$(122.2)	$2,547.4	14,178,801	$(382.6)	$2,466.9
Net income	—	—	—	—	—	61.8	—	—	61.8
Other comprehensive income, net of tax	—	—	—	—	11.7	—	—	—	11.7
Cash dividends - $0.35 per share	—	—	—	—	—	(22.7)	—	—	(22.7)
Issuances and deferrals, net for stock based compensation (1)	111,568	—	3.2	1.6	—	—	(111,230)	(4.3)	0.5
Balance at March 31, 2017	64,368,750	$78.7	$338.5	$11.9	$(110.5)	$2,586.5	14,067,571	$(386.9)	$2,518.2
(1) Issuances and deferrals, net for stock based compensation reflects share activity related to option exercises, restricted and performance shares vested and net issuances and deferrals associated with deferred compensation equity.

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by Carlisle Companies Incorporated (the "Company", “We”, “Our” or "Carlisle"). The accompanying unaudited Condensed Consolidated Financial Statements do not include all disclosures as required by accounting principles generally accepted in the United States of America (U.S.), and should be read in conjunction with the Company’s audited Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2016.

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

In our opinion, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting solely of adjustments of a normal, recurring nature, necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. We have reclassified certain prior period amounts to conform to current period presentation.

Note 2—New Accounting Pronouncements

New Accounting Standards Adopted

     Effective January 1, 2017, the Company adopted Accounting Standards Update ("ASU") 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”).  The ASU simplifies several aspects of the accounting for stock compensation, including the following:

•
On a prospective basis, all income tax effects of awards are recognized in the statement of operations as tax expense or benefit at the time that the awards vest or are settled, which resulted in a $2.6 million discrete income tax benefit for the first three months of 2017.

•	On a prospective basis, all income tax effects of awards are recognized in the statement of cash flows as only operating activities as compared to both operating and financing activities.

•
The cash paid to a tax authority when shares are withheld to satisfy the tax withholding obligation are classified as financing activities on the statement of cash flows on a retrospective basis. The adoption had no impact on our cash flows presentation as we have historically presented these amounts as financing activities.

•
Companies are required to elect the method of accounting for forfeitures of share-based payments, either by recognizing such forfeitures as they occur or estimating the number of awards expected to be forfeited and adjusting such estimate when it is deemed likely to change.  The Company elected to account for forfeitures as they occur and the adoption did not have a material impact on stock-based compensation expense.

In January 2017, the Financial Accounting Standards Board ("FASB") issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment, which simplifies how an entity is required to test goodwill for impairment by eliminating step 2 of the goodwill impairment test, which measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount. Instead, entities should measure an impairment charge for the excess of carrying amount over the fair value of the respective reporting unit. The guidance is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early application of the ASU is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company early adopted this ASU effective January 1, 2017 and anticipate the elimination of step 2 will reduce the complexity and cost of the subsequent measurement of goodwill.

Carlisle Companies Incorporated
Notes to Condensed Consolidated Financial Statements (Unaudited)

 New Accounting Standards Issued But Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09").  ASU 2014-09 outlines a single, comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance issued by the FASB, including industry specific guidance.   ASU 2014-09 provides accounting guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts with customers to provide goods and services.  The guidance also provides a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets, such as property and equipment including real estate. ASU 2014-09 is effective for the Company on January 1, 2018.  The new standard must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. ASU 2014-09 also requires entities to disclose both quantitative and qualitative information to enable users of the financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

The Company does not anticipate the adoption of this standard will have a material impact on reported current net sales; however, given our acquisition strategy within diverse business segments, there may be additional revenue streams acquired prior to the adoption date. The Company's analysis is ongoing with respect to separately-priced extended-warranty contracts, variable consideration, whether certain contracts’ revenues will be recognized over time or at a point in time, and whether costs to obtain a contract will be capitalized. Further, the Company is continuing to assess what incremental disaggregated revenue disclosures will be required in the Consolidated Financial Statements. The Company continues to evaluate transition methods and expect to finalize their determination once the Company has concluded on all other significant matters.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842)(“ASU 2016-02”) which requires lessees to recognize a lease liability for the obligation to make lease payments, measured at the present value on a discounted basis, and a right-of-use (“ROU”) asset for the right to use the underlying asset for the duration of the lease term, measured at the lease liability amount adjusted for lease prepayments, lease incentives received, and initial direct costs.  The lease liability and ROU asset are recognized in the balance sheet at the commencement of the lease.  For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance.  Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern. Classification will be based on criteria that are largely similar to those applied in current lease accounting. ASU 2016-02 is effective for the Company beginning January 1, 2019 and requires the use of a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period presented in the financial statements.  Early application of the ASU is permitted, however, the Company plans to adopt on January 1, 2019.  The Company has not yet determined the impact of adopting the standard on the Consolidated Financial Statements.

     In March 2017, the FASB issued ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires employers to include only the service cost component of net periodic pension cost and net periodic postretirement benefit cost in operating expenses. The other components of net benefit cost, including amortization of prior service cost/credit, and settlement and curtailment effects, are to be included in non-operating expenses. The ASU also stipulates that only the service cost component of net benefit cost is eligible for capitalization. The effective date for adoption of this guidance begins on January 1, 2018, with early adoption permitted. The Company is currently evaluating the effect that this standard will have on the consolidated financial statements.

Note 3—Segment Information

The Company’s operating segments are:

Carlisle Construction Materials (“CCM” or “Construction Materials”)—the principal products of this segment are insulation materials, rubber ("EPDM"), thermoplastic polyolefin ("TPO"), and polyvinyl chloride ("PVC") roofing membranes used predominantly on non-residential low-sloped roofs, related roofing accessories, including flashings, fasteners, sealing tapes, and coatings and waterproofing products. CCM also manufactures and distributes energy-efficient rigid foam insulation panels for substantially all roofing applications. The markets served include new construction, re-roofing and maintenance of low-sloped roofs, water containment, HVAC sealants, and coatings and waterproofing.

Carlisle Companies Incorporated
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Carlisle Fluid Technologies (“CFT” or “Fluid Technologies”)—the principal products of this segment are industrial liquid and powder finishing equipment and integrated system solutions for spraying, pumping, mixing, metering, and curing of a variety of coatings used in the transportation, general industrial, protective coating, wood, specialty and auto refinishing markets.

Carlisle Brake & Friction (“CBF” or “Brake & Friction”)—the principal products of this segment include high-performance brakes and friction material, and clutch and transmission friction material for construction, agriculture, mining, aerospace, and motor sports markets.

The Chief Operating Decision Maker (“CODM”) uses net sales and earnings before interest and income taxes ("EBIT") as the primary bases to evaluate the performance of each operating segment. The Company's CODM is the Chief Executive Officer.

Segment information is summarized as follows:

Three Months Ended March 31,	2017		2016
(in millions)	Net Sales	EBIT	Net Sales	EBIT
Carlisle Construction Materials	$446.1	$80.7	$403.7	$72.3
Carlisle Interconnect Technologies	194.2	22.3	196.7	36.6
Carlisle FoodService Products	83.3	5.8	60.4	7.1
Carlisle Fluid Technologies	60.5	4.9	61.2	6.9
Carlisle Brake & Friction	73.2	1.2	72.0	3.7
Corporate	—	(18.2)	—	(16.0)
Total	$857.3	$96.7	$794.0	$110.6

Corporate EBIT includes other unallocated costs, primarily general corporate expenses.

Note 4— Acquisitions

2017 Acquisitions

Arbo

On January 31, 2017, the Company acquired 100% of the equity of Arbo Holdings Limited (“Arbo”) for an estimated consideration of GBP 8.1 million or $10.2 million, net of GBP 1.0 million or $1.2 million cash acquired and including the estimated fair value of contingent consideration of GBP 2.0 million or $2.5 million. Arbo is provider of sealants, coatings, and membrane systems used for waterproofing and sealing buildings and other structures. The results of operations of the acquired business are reported within the Construction Materials segment.

Consideration has been preliminarily allocated to goodwill of $5.5 million, $2.2 million to definite-lived intangible assets, $2.1 million to inventory, $1.6 million to indefinite-lived intangibles, $1.5 million to accounts receivable, $1.5 million to accounts payable, and $1.4 million to deferred income and other taxes payable. Definite-lived intangible assets consist of customer relationships with a useful life of 15 years. Of the $5.5 million of goodwill, $1.3 million is deductible for tax purposes.

Carlisle Companies Incorporated
Notes to Condensed Consolidated Financial Statements (Unaudited)

San Jamar

On January 9, 2017, the Company acquired 100% of the equity of SJ Holdings, Inc. (“San Jamar”) for consideration of $213.7 million, net of $3.5 million cash acquired and inclusive of a working capital settlement. San Jamar is a provider of universal dispensing systems and food safety products for foodservice and hygiene applications. San Jamar complements the operating performance at FoodService Products by adding new products, opportunities to expand our presence in complementary sales channels, and a history of profitable growth. The results of operations of the acquired business are reported within the FoodService Products segment.

The following table summarizes the consideration transferred to acquire San Jamar and the preliminary allocation of the purchase price among the assets acquired and liabilities assumed.

Preliminary Allocation
(in millions)	As of 1/9/2017
Total consideration transferred	$217.2
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$3.5
Receivables	9.1
Inventories	13.1
Prepaid expenses and other current assets	2.3
Property, plant, and equipment	4.2
Definite-lived intangible assets	135.1
Indefinite-lived intangible assets	23.6
Other long-term assets	3.2
Accounts payable	(7.0)
Income tax payable	(0.5)
Accrued expenses	(4.3)
Other long-term liabilities	(4.8)
Deferred income taxes	(47.2)
Total identifiable net assets	130.3
Goodwill	$86.9

The valuation of property, plant, and equipment, intangible assets, and income tax obligations is preliminary. We expect to complete the valuation in the second half of 2017. The goodwill recognized in the acquisition of San Jamar is attributable to its experienced workforce, expected operational improvements through implementation of the Carlisle Operating System (“COS”), opportunities for product line expansions in addition to supply chain efficiencies and other administrative opportunities, and the significant strategic value of the business to Carlisle. Of the $86.9 million of goodwill, $5.0 million is deductible for tax purposes. All of the goodwill was assigned to the CFS reporting unit, which aligns with the reportable segment. The $135.1 million value allocated to definite-lived intangible assets consists of $98.0 million of customer relationships with a useful life of 13 years, various acquired technologies of $36.4 million with useful lives ranging from seven to 10 years, and a non-compete agreement of $0.7 million with a useful life of two years. Indefinite-lived intangible assets consist of acquired trade names.

As a result of the acquisition, the Company recognized approximately $4.1 million of pre-acquisition tax liabilities, with a corresponding indemnification asset of $3.2 million, as the seller has indemnified Carlisle for certain of these liabilities. The indemnification asset will be subsequently measured and recognized on the same basis as the corresponding liability. The related seller indemnification asset will expire in stages through the third quarter of 2021 unless claims are made against the seller prior to that date.

Carlisle Companies Incorporated
Notes to Condensed Consolidated Financial Statements (Unaudited)

2016 Acquisitions

Star Aviation

On October 3, 2016, the Company acquired 100% of the equity of Star Aviation, Inc. (“Star Aviation”), for consideration of $82.4 million, net of $0.3 million cash acquired and inclusive of a working capital settlement, which was finalized in the fourth quarter of 2016. Star Aviation is a provider of design and engineering services, testing and certification work, and manufactured products for in-flight connectivity applications on commercial, business, and military aircraft. The results of operations of the acquired business are reported within the Interconnect Technologies segment.

The following table summarizes the consideration transferred to acquire Star Aviation and the revised preliminary allocation of the purchase price among the assets acquired and liabilities assumed.

	Preliminary Allocation	Measurement Period Adjustments	Revised Preliminary Allocation
(in millions)	As of 10/3/2016		As of 3/31/2017
Total consideration transferred	$82.7	—	82.7
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$0.3	—	0.3
Receivables	5.9	(0.1)	5.8
Inventories	3.1	(0.2)	2.9
Prepaid expenses and other current assets	0.1	—	0.1
Property, plant, and equipment	3.3	—	3.3
Definite-lived intangible assets	29.0	—	29.0
Accounts payable	(1.3)	0.2	(1.1)
Accrued expenses	(0.8)	0.1	(0.7)
Total identifiable net assets	39.6	—	39.6
Goodwill	$43.1	—	43.1

The valuation of property, plant, and equipment and intangible assets is preliminary. We expect to complete the valuation in the first half of 2017. The goodwill recognized in the acquisition of Star Aviation is attributable to its experienced workforce, expected operational improvements through implementation of COS, opportunities for product line expansions in addition to supply chain efficiencies and other administrative opportunities, and the significant strategic value of the business to Carlisle. Goodwill of $43.1 million is deductible for tax purposes in the U.S. All of the goodwill was assigned to the CIT reporting unit, which aligns with the reportable segment. The $29.0 million value allocated to definite-lived intangible assets consists of $23.9 million of customer relationships with useful lives ranging from five to 10 years, various acquired technologies of $4.7 million with a useful life of six years, and a non-compete agreement of $0.4 million with a useful life of five years.

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

Carlisle Companies Incorporated
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the consideration transferred to acquire Micro-Coax and the final allocation of the purchase price among the assets acquired and liabilities assumed.

	Preliminary Allocation	Measurement Period Adjustments	Final Allocation
(in millions)	As of 6/10/2016		As of 3/31/2017
Total consideration transferred	$97.3	$(0.7)	$96.6
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$1.5	$—	$1.5
Receivables	6.3	—	6.3
Inventories	8.6	—	8.6
Prepaid expenses and other current assets	0.4	(0.1)	0.3
Property, plant, and equipment	30.0	(14.0)	16.0
Definite-lived intangible assets	31.5	(5.0)	26.5
Indefinite-lived intangible assets	2.0	(2.0)	—
Other long-term assets	1.0	—	1.0
Accounts payable	(1.7)	—	(1.7)
Accrued expenses	(2.4)	(0.1)	(2.5)
Total identifiable net assets	77.2	(21.2)	56.0
Goodwill	$20.1	$20.5	$40.6

The valuation of property, plant, and equipment and intangible assets is final and there have been no changes to the allocation during the three months ended March 31, 2017. The goodwill recognized in the acquisition of Micro-Coax is attributable to its experienced workforce, expected operational improvements through implementation of COS, opportunities for product line expansions in addition to supply chain efficiencies and other administrative opportunities, and the significant strategic value of the business to Carlisle. Goodwill of $40.6 million is deductible for tax purposes in the U.S. All of the goodwill was assigned to the CIT reporting unit, which aligns with the reportable segment. The $26.5 million value allocated to definite-lived intangible assets consists of $14.5 million of customer relationships with a useful life of 12 years, various acquired technologies of $10.6 million with a useful life of approximately seven years, an amortizable trade name of $0.9 million with a useful life of 10 years, and a non-compete agreement of $0.5 million with a useful life of three years.

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

Consideration has been allocated to definite-lived intangible asset of $9.7 million, $4.1 million to indefinite-lived intangible assets, and $2.2 million to deferred tax liabilities, with $2.9 million allocated to goodwill.  Definite-lived intangible assets consist of $8.3 million of technology with a useful life of seven years and customer relationships of $1.4 million with a useful life of ten years. None of the goodwill is deductible for tax purposes.

LHi Technology

In conjunction with the October 2014 acquisition of LHi Technology (“LHi”), the Company recorded an indemnification asset of $8.7 million in other long-term assets relating to the indemnification of Carlisle for certain pre-acquisition liabilities, principally related to direct and indirect tax uncertainties. During the third quarter of 2016, the Company concluded that $2.6 million of the indirect tax uncertainties were no longer probable, therefore resulting in the reversal of the related indemnification asset and the corresponding liability.

Carlisle Companies Incorporated
Notes to Condensed Consolidated Financial Statements (Unaudited)

The remaining indemnification asset of $6.1 million at March 31, 2017 is included in other current assets. The related seller indemnification will expire during the third quarter of 2017 unless claims are made against the seller prior to that date.

Note 5—Stock-Based Compensation

The Company maintains an Incentive Compensation Program (the “Program”) for executives, certain other employees of the Company and its operating segments and subsidiaries, and the Company’s non-employee directors. Members of the Board of Directors that receive stock-based compensation are treated as employees for accounting purposes. Shareholders approved the Program on May 6, 2015. The Program allows for awards to eligible employees of stock options, restricted stock, stock appreciation rights, performance shares and units, or other awards based on Company common stock. At March 31, 2017, 3,446,278 shares were available for grant under this plan, of which 1,290,602 shares were available for the issuance of stock awards.

Stock-based compensation cost is recognized over the requisite service period, which generally equals the stated vesting period, unless the stated vesting period exceeds the date upon which an employee reaches retirement eligibility.  Stock-based compensation expense is primarily included in selling and administrative expenses in the Condensed Consolidated Statements of Earnings and is as follows:

	Three Months Ended March 31,
(in millions)	2017	2016
Total pre-tax stock-based compensation	$6.0	$3.5

Grants

The Company awarded the following stock-based compensation grants:

Three Months Ended March 31, 2017
Stock options	363,455
Restricted stock	65,347
Performance shares	46,995
Restricted stock units	12,952

For the awards granted during the three months ended March 31, 2017, approximately $23.8 million will be expensed over the requisite service period for each award, which generally is consistent with the vesting period.

Stock Option Awards

Options issued under the Program generally have a three year graded vesting (i.e. one-third of total award vests on each anniversary of the grant date). All options have a maximum term life of 10 years. Shares issued to cover options under the Program may be issued from shares held in treasury, from new issuances of shares, or a combination of the two.

Stock-based compensation expense related to stock options were as follows:

	Three Months Ended March 31,
(in millions)	2017	2016
Pre-tax stock-based compensation	$1.9	$1.6

Carlisle Companies Incorporated
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company utilizes the Black-Scholes-Merton (“BSM”) option pricing model to determine the fair value of its stock option awards. The BSM model relies on certain assumptions to estimate an option’s fair value. The weighted-average assumptions used in the determination of fair value for stock option awards in 2017 and 2016 were as follows:

	2017	2016
Expected dividend yield	1.3%	1.4%
Expected life in years	5.58	5.61
Expected volatility	25.6%	27.5%
Risk-free interest rate	1.9%	1.4%
Weighted-average fair value per share	$24.57	$19.30

The expected life of options is based on the assumption that all outstanding options will be exercised at the midpoint of the valuation (if vested) or the vesting (if unvested) dates and the options’ expiration dates. The expected volatility is based on historical volatility as well as implied volatility of the Company’s options. The risk-free interest rate is based on rates of U.S. Treasury issues with a remaining life equal to the expected life of the option. The expected dividend yield is based on the most recent annual dividend payment per share, divided by the stock price at the date of grant.

Restricted Stock Awards

Restricted stock awarded under the Program is generally released to the recipient after a period of approximately three years. The grant date fair value of the 2017 restricted stock awards is based on the closing market price of the stock on the date of grant.

Performance Share Awards

Performance shares vest based on the employee rendering approximately three years of service to the Company and the attainment of a market condition over the performance period, which is based on the Company’s relative total shareholder return versus the S&P Midcap 400 Index® over a pre-determined time period as determined by the Compensation Committee of the Board of Directors.  The grant date fair value of the 2017 performance shares was estimated using a Monte-Carlo simulation approach based on a three-year measurement period.  Such approach entails the use of assumptions regarding the future performance of the Company’s stock and those of the S&P Midcap 400 Index®.  Those assumptions include expected volatility, risk-free interest rates, correlation coefficients, and dividend reinvestment. Dividends accrue on the performance shares during the performance period and are to be paid in cash based upon the number of awards ultimately earned. The Company expenses the compensation cost associated with the performance awards on a straight-line basis over the vesting period of approximately three years.

For the purpose of determining diluted earnings per share, performance share awards are considered contingently issuable shares and are included in diluted earnings per share based upon the number of shares that would have been awarded had the conditions at the end of the reporting period continued until the end of the performance period. See Note 7 for further information regarding earnings per share computations.

Restricted Stock Units

The restricted stock units awarded to eligible members of the Board of Directors are fully vested and will be paid in shares of Company common stock the earlier of the date after the Director ceases to serve as a member of the Board or upon a change in control of the Company. The grant date fair value of the 2017 restricted stock units was based on the closing market price of the stock on the date of grant.

Carlisle Companies Incorporated
Notes to Condensed Consolidated Financial Statements (Unaudited)

Deferred Compensation - Equity

Certain employees are eligible to participate in the Company’s Non-qualified Deferred Compensation Plan (the “Deferred Compensation Plan”). Participants may elect to defer all or part of their restricted and performance shares.  Participants have elected to defer 296,282 shares of Company common stock vested as of March 31, 2017, and 294,574 shares vested as of December 31, 2016. Company stock held for future issuance of vested awards is classified as deferred compensation equity in the Condensed Consolidated Balance Sheets and is recorded at grant date fair value.

Note 6—Income Taxes

The effective income tax rate on continuing operations for the three months ended March 31, 2017 was 31.7%. The year to date provision for income taxes includes taxes on earnings at an anticipated rate of approximately 33.4% and a year-to-date discrete tax benefit of $1.5 million, of which $2.6 million related to the benefit from the adoption of ASU 2016-09. Under this guidance all excess tax benefits (“windfalls”) and deficiencies (“shortfalls”) related to employee stock compensation will be recognized within income tax expense. Under prior guidance, windfalls were recognized in additional paid-in capital and shortfalls were only recognized as tax expense to the extent they exceeded the pool of windfall tax benefits. The Company adopted ASU 2016-09 effective January 1, 2017. The adoption was on a prospective basis and therefore had no impact on prior periods. See Note 2 for further information related to the change in accounting for tax benefits associated with stock-based compensation.
The effective income tax rate on continuing operations for the three months ended March 31, 2016 was 33.0% and included a year-to-date net discrete tax expense of $0.2 million.

Note 7—Earnings Per Share

The Company’s restricted shares and restricted stock units contain non-forfeitable rights to dividends and, therefore, are considered participating securities for purposes of computing earnings per share pursuant to the two-class method. The computation below of earnings per share excludes the income attributable to the unvested restricted shares and restricted stock units from the numerator and excludes the dilutive impact of those underlying shares from the denominator.  Stock options are included in the calculation of diluted earnings per share utilizing the treasury stock method and performance share awards are included in the calculation of diluted earnings per share considering those that are contingently issuable.  Neither is considered to be a participating security, as they do not contain non-forfeitable dividend rights.

Carlisle Companies Incorporated
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following reflects income from continuing operations and share data used in the basic and diluted earnings per share computations using the two-class method:

	Three Months Ended March 31,
(in millions except share and per share amounts)	2017	2016
Income from continuing operations	$61.5	$68.5
Less: dividends declared - common stock outstanding, restricted shares and restricted share units	(22.7)	(19.5)
Undistributed earnings	38.8	49.0
Percent allocated to common shareholders (1)	99.3%	99.3%
	38.5	48.6
Add: dividends declared - common stock	22.5	19.2
Income from continuing operations attributable to common shares	$61.0	$67.8

Shares (in thousands):
Weighted-average common shares outstanding	64,353	64,018
Effect of dilutive securities:
Performance awards	107	325
Stock options	388	533
Adjusted weighted-average common shares outstanding and assumed conversion	64,848	64,876

Per share income from continuing operations attributable to common shares:
Basic	$0.95	$1.06
Diluted	$0.94	$1.05

(1) Basic weighted-average common shares outstanding	64,353	64,018
Basic weighted-average common shares outstanding, unvested restricted shares expected to vest and restricted share units	64,822	64,491
Percent allocated to common shareholders	99.3%	99.3%

To calculate earnings per share for income from discontinued operations and for net income, the denominator for both basic and diluted earnings per share is the same as used in the above table. Income from discontinued operations and net income used in the basic and diluted earnings per share computations were as follows:

	Three Months Ended March 31,
(in millions except share amounts presented in thousands)	2017	2016
Income from discontinued operations attributable to common shareholders for basic and diluted earnings per share	$0.3	$—
Net income attributable to common shareholders for basic and diluted earnings per share	$61.3	$67.8
Anti-dilutive stock options excluded from EPS calculation (1)	210	544
(1) Represents stock options excluded from the calculation of diluted earnings per share, as such, options’ assumed proceeds upon exercise would result in the repurchase of more shares than the underlying award.

Carlisle Companies Incorporated
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 8—Inventories

The components of inventory are summarized as follows:

(in millions)	March 31, 2017	December 31, 2016
Finished goods	$255.2	$218.6
Work-in-process	56.6	51.3
Raw materials	152.0	143.4
Reserves	(35.8)	(36.3)
Inventories	$428.0	$377.0

Note 9—Property, Plant, and Equipment, net

The components of property, plant, and equipment, net are summarized as follows:

(in millions)	March 31, 2017	December 31, 2016
Land and land improvements	$96.9	$94.7
Buildings and leasehold improvements	314.5	308.0
Machinery and equipment	735.0	717.9
Furniture, fixtures, and other	73.3	66.8
Projects in progress	73.2	57.5
Property, plant, and equipment, gross	1,292.9	1,244.9
Accumulated depreciation	(632.0)	(612.7)
Property, plant, and equipment, net	$660.9	$632.2

Note 10—Goodwill and Other Intangible Assets, net

The changes in the carrying amount of goodwill, net for the three months ended March 31, 2017, were as follows:

	Construction Materials	Interconnect Technologies	FoodService Products	Fluid Technologies	Brake and Friction	Total
(in millions)
Balance at January 1, 2017	$117.5	$639.1	$60.3	$167.9	$96.4	$1,081.2
Goodwill acquired during year (1)	5.5	—	86.9	—	—	92.4
Currency translation and other	1.5	0.9	—	0.9	—	3.3
Balance at March 31, 2017	$124.5	$640.0	$147.2	$168.8	$96.4	$1,176.9
(1) See Note 4 for further information on goodwill resulting from recent acquisitions.

The Company’s other intangible assets, net at March 31, 2017, were as follows:

(in millions)	Acquired Cost	Accumulated Amortization	Net Book Value
Assets subject to amortization:
Customer relationships	$807.0	$(215.1)	$591.9
Intellectual property	238.0	(78.5)	159.5
Other	16.4	(11.9)	4.5
Assets not subject to amortization:
Trade names	263.0	—	263.0
Other intangible assets, net	$1,324.4	$(305.5)	$1,018.9

Carlisle Companies Incorporated
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company’s other intangible assets, net at December 31, 2016, were as follows:

(in millions)	Acquired Cost	Accumulated Amortization	Net Book Value
Assets subject to amortization:
Customer relationships	$704.3	$(201.6)	$502.7
Intellectual property	200.7	(72.4)	128.3
Other	15.4	(11.7)	3.7
Assets not subject to amortization:
Trade names	237.5	—	237.5
Other intangible assets, net	$1,157.9	$(285.7)	$872.2

The net book values of other intangible assets, net by reportable segment were as follows:

(in millions)	March 31, 2017	December 31, 2016
Carlisle Construction Materials	$59.1	$55.2
Carlisle Interconnect Technologies	370.6	379.1
Carlisle FoodService Products	180.3	24.9
Carlisle Fluid Technologies	311.2	313.7
Carlisle Brake & Friction	97.7	99.3
Total	$1,018.9	$872.2

Note 11—Commitments and Contingencies

Leases

The Company currently leases a portion of its manufacturing facilities, distribution centers and equipment, some of which include scheduled rent increases stated in the lease agreement.  The Company currently has no leases that require rent to be paid based on contingent events.  Rent expense, inclusive of rent based on scheduled rent increases and rent holidays recognized on a straight-line basis, was as follows:

(in millions)	Three Months Ended March 31,
	2017	2016
Rent expense	$7.3	$6.7

Workers’ Compensation Claims and Related Losses

Workers' compensation claims accruals were included in the Condensed Consolidated Balance Sheets as follows:

(in millions)	March 31, 2017	December 31, 2016
Compensation and benefits - accrued expenses	$5.7	$5.8
Other long-term liabilities	12.2	12.3
Total workers' compensation liability	$17.9	$18.1

The liability related to workers’ compensation claims, both those reported to the Company and an estimate for those incurred but not yet reported, is based on actuarial estimates and loss development factors and the Company’s historical loss experience.

Carlisle Companies Incorporated
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company maintains occurrence-based insurance coverage with certain insurance carriers in accordance with its risk management practices that provides for reimbursement of workers’ compensation claims in excess of $0.5 million.  The Company records a recovery receivable from the insurance carriers when such recovery is deemed probable based on the nature of the claim and history of recoveries.  At March 31, 2017 and December 31, 2016, the Company did not have any recovery receivables recorded for workers’ compensation claims.

Letters of Credit and Guarantees

During the normal course of business, the Company enters into commitments in the form of letters of credit and bank guarantees to provide financial and performance assurance to third parties. Letters of credit and bank guarantees outstanding under our continuing credit agreement with J.P. Morgan Chase Bank, N.A. were as follows:

(in millions)	March 31, 2017	December 31, 2016
Letters of credit and bank guarantees outstanding	$29.0	$28.7

In April 2017, we entered into an uncommitted letter of credit and reimbursement agreement under which we may enter into commitments in the form of documentary credits, performance letters of credit or standby letters of credit for amounts not to exceed $30.0 million. See Note 12 for information regarding letters of credit available under the Revolving Credit Facility.

Litigation

Over the years, the Company has been named as a defendant, along with numerous other defendants, in lawsuits in various state courts in which plaintiffs have alleged injury due to exposure to asbestos-containing brakes, which Carlisle manufactured in limited amounts between the late-1940s and the mid-1980s.  In addition to compensatory awards, these lawsuits may also seek punitive damages. Generally, the Company has obtained dismissals or settlements of its asbestos-related lawsuits with no material effect on its financial condition, results of operations, or cash flows.  The Company maintains insurance coverage that applies to the Company’s defense costs and payments of settlements or judgments in connection with asbestos-related lawsuits. At this time, the amount of reasonably possible additional asbestos claims, if any, is not material to the Company’s financial position, results of operations, or operating cash flows, although these matters could result in the Company being subject to monetary damages, costs or expenses, and charges against earnings in particular periods.

The Company may occasionally be involved in various other legal actions arising in the normal course of business.  In the opinion of management, the ultimate outcome of such actions, either individually or in the aggregate, will not have a material adverse effect on the consolidated financial position, results of operations for a particular period, or annual operating cash flows of the Company.

Environmental Matters

The Company is subject to increasingly stringent environmental laws and regulations, including those relating to air emissions, wastewater discharges, chemical and hazardous waste management, and disposal. Some of these environmental laws hold owners or operators of land or businesses liable for their own and for previous owners’ or operators’ releases of hazardous or toxic substances or wastes. Other environmental laws and regulations require the obtainment of and compliance with environmental permits. To date, costs of complying with environmental, health, and safety requirements have not been material, and we did not have any significant accruals related to potential future costs of environmental remediation as of March 31, 2017, nor do we have an asset retirement obligation recorded as of that date.  However, the nature of the Company’s operations and its long history of industrial activities at certain of its current or former facilities, as well as those acquired, could potentially result in material environmental liabilities or asset retirement obligations.

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

Carlisle Companies Incorporated
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 12—Long-term Debt

Long-term debt is summarized as follows:

(in millions)	March 31, 2017	December 31, 2016	Fair Value (1)
			March 31, 2017	December 31, 2016
3.75% notes due 2022	$350.0	$350.0	$353.1	$347.2
5.125% notes due 2020	250.0	250.0	267.4	263.1
Unamortized discount, debt issuance costs, and other	(3.5)	(3.6)
Total long term-debt	$596.5	$596.4
(1) The fair value is estimated based on current yield rates plus the Company’s estimated credit spread available for financings with similar terms and maturities. Based on these inputs, the debt instruments are classified as Level 2 in the fair value hierarchy.

Revolving Credit Facility (the "Facility")

On February 21, 2017, the Company entered into a second amendment (the "Amendment") to the Company's Third Amended and Restated Credit Agreement (the “Credit Agreement”) administered by JPMorgan Chase Bank, N.A. Among other things, the Amendment increased the lenders' aggregate revolving commitment from $600.0 million to $1.0 billion, extended the maturity date of the Facility from December 12, 2018 to February 21, 2022, and added a customary "bail in" provision. During the first quarter of 2017, the Company incurred $1.4 million of debt issuance costs to finalize the amendment, which will be recognized ratably over the extended maturity date of the Facility. The Facility has a feature that allows the Company to increase availability, at our option, by an aggregate amount of up to $500.0 million through increased commitments from existing lenders or the addition of new lenders. Under the Facility the Company may also enter into commitments in the form of standby, commercial, or direct pay letters of credit for an amount not to exceed $50.0 million. The Facility provides for grid-based interest pricing based on the credit rating of the senior unsecured bank debt or other unsecured senior debt. The Facility is also subject to fees based on applicable rates as defined in the agreement and the aggregate commitment, regardless of usage.

During the three months ended March 31, 2017 there were $50.0 million of borrowings against the Revolving Credit Facility with an effective weighted average interest rate of 3.92%. At March 31, 2017 and December 31, 2016, there were no borrowings outstanding under the Facility.

Covenants and Limitations

Under the Company’s debt and credit facilities, the Company is required to meet various restrictive covenants and limitations, including limitations on certain leverage ratios, interest coverage, and limits on outstanding debt balances held by certain subsidiaries. The Company was in compliance with all covenants and limitations as of March 31, 2017 and December 31, 2016.

Note 13—Retirement Plans

Defined Benefit Plans

The Company recognizes net periodic pension cost based on the actuarial analysis performed at the previous year end, adjusted if certain significant events occur during the year.

Carlisle Companies Incorporated
Notes to Condensed Consolidated Financial Statements (Unaudited)

The components of net periodic benefit cost were as follows:

(in millions)	Three Months Ended March 31,
	2017	2016
Service cost	$0.7	$0.8
Interest cost	1.3	1.3
Expected return on plan assets	(2.5)	(2.5)
Amortization of unrecognized loss	0.6	0.6
Net periodic benefit cost	$0.1	$0.2

Defined Contribution Plans

The Company maintains defined contribution savings plans covering a significant portion of its eligible employees. Participant contributions are matched by the Company up to a 4.0% maximum of eligible compensation, subject to compensation and contribution limits as defined by the Internal Revenue Service. Employer contributions for the savings plans were as follows:

(in millions)	Three Months Ended March 31,
	2017	2016
Employer contributions	$4.7	$4.1

Matching contributions are invested in funds as directed by participants. Eligible participants may also elect to invest up to 50.0% of the Company's matching contribution in Company common stock. Common shares held by the contribution savings plan were as follows:

(in millions)	March 31, 2017	December 31, 2016
Common shares held	1.2	1.2

Note 14—Deferred Revenue and Extended Product Warranty

Deferred revenue consists primarily of unearned revenue related to separately priced extended product warranty contracts on sales of certain products, the most significant being those offered on the installed roofing systems within the Construction Materials segment. Other deferred revenue relates to customer prepayments on sales within the Fluid Technologies segment.

Deferred revenue related to our separately priced extended warranty contracts recognized in the Condensed Consolidated Statements of Earnings were as follows:

(in millions)	Three Months Ended March 31,
	2017	2016
Extended product warranty contracts amortization	$4.9	$4.7

Deferred revenue included in the Condensed Consolidated Balance Sheets were as follows:

(in millions)	March 31, 2017	December 31, 2016
Extended product warranty contracts - current	$18.9	$18.8
Customer prepayments - current	9.7	4.4
Extended product warranty contracts - long-term	174.5	172.0
Deferred revenue	$203.1	$195.2

Carlisle Companies Incorporated
Notes to Condensed Consolidated Financial Statements (Unaudited)

Expected costs of services to be performed under our roofing systems extended product warranty contracts are actuarially determined.  Any expected costs in excess of deferred revenue are recognized within accrued expenses.

Note 15—Accrued Expenses

The components of accrued expenses were as follows:

(in millions)	March 31, 2017	December 31, 2016
Compensation and benefits	$70.4	$97.9
Standard product warranties	30.3	29.5
Customer incentives	28.2	58.1
Income and other accrued taxes	19.6	14.2
Other accrued expenses	39.9	47.0
Accrued expenses	$188.4	$246.7

Standard product warranties

The Company offers various warranty programs on its products, primarily for certain installed roofing systems, high-performance cables and assemblies, fluid technologies, braking products, and foodservice equipment.  The Company’s liability for such warranty programs is included in accrued expenses.

The change in standard product warranty liabilities for the three months ended March 31, were as follows:

(in millions)	2017	2016
Balance at January 1	$29.5	$28.9
Current year provision	4.4	6.1
Acquired warranty obligation	0.1	—
Current year claims	(3.8)	(4.4)
Currency translation	0.1	—
Balance at March 31	$30.3	$30.6

Note 16—Other Long-Term Liabilities

The components of other long-term liabilities were as follows:

(in millions)	March 31, 2017	December 31, 2016
Deferred taxes and other tax liabilities	$196.2	$144.1
Pension and other post-retirement obligations	27.2	27.1
Deferred compensation	23.2	21.2
Long-term workers' compensation	12.2	12.3
Other	14.4	12.3
Other long-term liabilities	$273.2	$217.0

Deferred Compensation

The Company’s Deferred Compensation Plan allows certain eligible participants to defer a portion of their cash compensation and provides a matching contribution to the deferred compensation plan of up to 4.0% of eligible compensation. Eligible compensation may be deferred up to 10 years and distributed via lump sum or annual payment installments over an additional 10-year period. Participants allocate their deferred compensation amongst various investment options with earnings accruing to the participant.

Carlisle Companies Incorporated
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company has established a Rabbi Trust to provide for a degree of financial security to cover these obligations. Contributions to the Rabbi Trust by the Company are made at the discretion of management and generally are made in cash and invested in money-market funds. The Company consolidates the Rabbi Trust and therefore includes the investments in its Consolidated Balance Sheets. At March 31, 2017 and December 31, 2016, the Company's Rabbi Trust had $13.1 million and $11.7 million of cash, respectively and $3.4 million and $2.6 million of short-term investments, respectively. Management has classified these instruments as trading securities and therefore gains and losses are recorded in earnings with cash flows presented as operating cash flows.

Note 17—Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component for the three months ended March 31, were as follows:

(in millions)	Accrued post-retirement benefit liability (1)	Foreign currency translation	Other	Total
Balance at January 1, 2017	$(26.4)	$(96.7)	$0.9	$(122.2)
Other comprehensive income before reclassifications	—	11.4	0.1	11.5
Amounts reclassified from accumulated other comprehensive loss	0.6	—	(0.2)	0.4
Income tax expense	(0.2)	—	—	(0.2)
Other comprehensive income (loss)	0.4	11.4	(0.1)	11.7
Balance at March 31, 2017	$(26.0)	$(85.3)	$0.8	$(110.5)

Balance at January 1, 2016	$(27.4)	$(60.0)	$0.3	$(87.1)
Other comprehensive income before reclassifications	—	10.2	—	10.2
Amounts reclassified from accumulated other comprehensive loss	0.6	—	(0.3)	0.3
Income tax (expense) benefit	(0.2)	—	0.1	(0.1)
Other comprehensive income (loss)	0.4	10.2	(0.2)	10.4
Balance at March 31, 2016	$(27.0)	$(49.8)	$0.1	$(76.7)
(1) Current period amounts for the accrued post-retirement benefit liability are related to the amortization of unrecognized actuarial gains and losses, which is included in net periodic benefit cost for pension and other post-retirement welfare plans. See Note 13 for further information.

Note 18—Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts to hedge a portion of its foreign currency exchange rate exposure to forecasted foreign currency denominated cash flows. These instruments are not held for speculative or trading purposes.

For instruments that are designated and qualify as cash flow hedges, the Company had foreign exchange contracts with maturities less than one year and an aggregate U.S. dollar equivalent notional value of $13.0 million and $17.6 million at March 31, 2017 and December 31, 2016, respectively. The gross fair value was insignificant at March 31, 2017 and December 31, 2016. The effective portion of changes in the fair value of the contracts is recorded in accumulated other comprehensive loss in the Condensed Consolidated Statements of Shareholders’ Equity and is recognized in operating income when the underlying forecasted transaction impacts earnings.

For instruments that are not designated as a cash flow hedge, the Company had foreign exchange contracts with maturities less than one year and an aggregate U.S. dollar equivalent notional value of $38.9 million and $39.3 million at March 31, 2017 and December 31, 2016, respectively. The gross fair value was insignificant at March 31, 2017 and December 31, 2016. The unrealized gains and losses resulting from these contracts were immaterial and are recognized in other income, net and partially offset corresponding foreign exchange gains and losses on these balances.

Carlisle Companies Incorporated
Notes to Condensed Consolidated Financial Statements (Unaudited)

The fair value of foreign currency forward contracts is included in other current assets. The fair value was estimated using observable market inputs such as forward and spot prices of the underlying exchange rate pair. Based on these inputs, derivative assets and liabilities are classified as Level 2 in the fair value hierarchy.

Note 19—Exit and Disposal Activities

The Company has undertaken operational restructuring and other cost reduction actions to streamline processes and manage costs throughout various departments within the Company. The Company implemented cost reduction plans, which resulted in exit, disposal, and employee termination benefit costs, primarily resulting from planned reductions in workforce, facility consolidations and relocations, and lease termination costs, as further discussed below.

Interconnect Technologies

During 2017, Carlisle Interconnect Technologies initiated plans to relocate certain of its aerospace manufacturing operations in Littleborough, United Kingdom to an existing manufacturing operation. During the first quarter of 2017, CIT recognized $0.9 million of employee severance and benefit arrangement expenses. Total employee related expenses are expected to approximate $1.4 million, with expenses to be recognized through the third quarter of 2017.

As previously announced, CIT is incurring costs related to planned growth opportunities and long-term cost competitiveness improvements in the medical business. In the first quarter of 2017, we expensed an additional $0.6 million of employee termination benefits related to this action. The aggregate amount of cumulative expense recognized is $8.2 million through March 31, 2017, with total expected costs to be approximately $13.0 million, with the incremental expenses to be recognized through the second quarter of 2018. Cash payments will be incurred beginning in the first half of 2017 through the second quarter of 2018. Other associated costs are not expected to be significant.

Fluid Technologies

As previously announced, Carlisle Fluid Technologies is incurring costs related to the relocation of administrative functions and facilities within the U.S. and France. During the first quarter of 2017, we recognized $0.5 million of additional expenses, primarily employee related. The aggregate amount of cumulative expense recognized is $4.6 million through March 31, 2017, with total expected costs to be approximately $5.0 million. The remaining amounts will be incurred principally through the fourth quarter of 2017.

Brake & Friction

On February 9, 2017, the Company announced that it would exit its manufacturing operations in Tulsa, Oklahoma and relocate the majority of those operations to its existing manufacturing facility in Medina, Ohio. This action is expected to take approximately 18 months to complete. Total associated exit and disposal costs are expected to be between $16.5 million to $18.5 million, including:

•
Non-cash accelerated depreciation of long-lived assets at the Oklahoma facility, which is primarily property, plant and equipment that will not be transferred to Ohio (between $4.5 million to $6.0 million expected to be recognized ratably through the first quarter of 2019),

•	Costs to relocate and install equipment (between $5.5 million to $7.0 million, expected to be incurred primarily in the second half of 2018),

•	Employee retention and termination benefits (approximately $2.5 million, expected to be incurred ratably through the second half of 2018),

•	Other associated costs related to the closure of the facility and internal administration of the project (approximately $3.0 million, expected to be incurred primarily in the second half of 2018).

During the first quarter of 2017, the Company incurred $0.3 million of exit and disposal expenses, primarily related to other miscellaneous costs of managing the projects.

Carlisle Companies Incorporated
Notes to Condensed Consolidated Financial Statements (Unaudited)

Consolidated Summary

The Company's exit and disposal expense by activity is as follows:

(in millions)	Three Months Ended March 31,
	2017	2016
Employee severance and benefit arrangements	$2.4	$1.4
Relocation costs	0.3	—
Other restructuring costs	0.5	—
Total exit and disposal costs	$3.2	$1.4

The Company's exit and disposal activities expense by segment is as follows:

(in millions)	Three Months Ended March 31,
	2017	2016
Carlisle Interconnect Technologies	$2.3	$—
Carlisle Fluid Technologies	0.5	1.1
Carlisle Brake & Friction	0.3	—
Corporate	0.1	0.3
Total exit and disposal costs	$3.2	$1.4

The Company's exit and disposal activities expense by financial statement line item is as follows:

(in millions)	Three Months Ended March 31,
	2017	2016
Cost of goods sold	$1.5	$—
Selling and administrative expenses	1.3	1.4
Research and development expenses	0.1	—
Other income, net	0.3	—
Total exit and disposal costs	$3.2	$1.4

The Company's change in exit and disposal activities liability is as follows:

(in millions)	Carlisle Interconnect Technologies	Carlisle Fluid Technologies	Carlisle Brake & Friction	Corporate	Total
Balance at January 1, 2017	$7.6	$0.7	$—	$0.7	$9.0
Charges	2.3	0.5	0.3	0.1	3.2
Cash payments	(0.8)	(0.7)	(0.3)	(0.3)	(2.1)
Balance at March 31, 2017	$9.1	$0.5	$—	$0.5	$10.1

The liability of $10.1 million primarily relates to employee severance and benefit arrangements, and is included in accrued expenses in the Consolidated Balance Sheet.

Carlisle Companies Incorporated

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Carlisle Companies Incorporated (“Carlisle”, the “Company”, “we”, “us” or “our”) is a multi-national company that designs, manufactures, and sells a wide range of products primarily throughout North America, Western Europe, and the Asia Pacific region. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of Company management. The Company’s MD&A is divided into the following main sections:

•	Executive Overview

•	Acquisitions

•	Consolidated Results of Operations

•	Segment Results of Operations

•	Liquidity and Capital Resources

•	Critical Accounting Estimates

•	Forward-Looking Statements

Executive Overview

General

We are focused on achieving profitable growth both organically, through new product development, product line extensions, and entering new markets, as well as through acquisitions of businesses that complement our existing technologies, products, and market channels. Resources are allocated among the operating companies based on management’s assessment of their ability to obtain leadership positions and competitive advantages in the markets they serve.

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

Business Performance

(in millions, except per share amounts)	Three Months Ended March 31,
	2017	2016	Change
Net Sales	$857.3	$794.0	8.0%
EBIT	$96.7	$110.6	(12.6)%
EBIT Margin	11.3%	13.9%	(260)	bps
Income from continuing operations	$61.5	$68.5	(10.2)%
Diluted EPS from continuing operations	$0.94	$1.05	(10.5)%
Net cash provided by operating activities	$31.9	$109.0	(70.7)%

Net sales increased in the first quarter of 2017 primarily due to higher net sales volume at Construction Materials related to the strength of the domestic roofing business as well as contribution from acquisitions, primarily San Jamar, in the FoodService Products segment.  These increases were partially offset by lower sales volume at Interconnect Technologies, due to customer in-sourcing initiatives as well as greater than anticipated shift in the quarter from standard in-flight entertainment and connectivity ("IFEC") products towards the new satellite connectivity platforms.

The decrease in EBIT and EBIT margin in the first quarter of 2017 was primarily due to unfavorable operating performance at Interconnect Technologies as well as approximately $5.2 million of charges for the previously announced facility rationalization and plant restructuring projects and $3.9 million of acquired inventory costs. Partially offsetting the year-over-year earnings decline were higher net sales volume in the Construction Materials segment and savings from COS.

We generated $31.9 million in operating cash flows in the first quarter of 2017.  We utilized cash on hand and cash provided by operations to fund acquisitions and capital projects and pay dividends to shareholders.

Carlisle Companies Incorporated

Matters Impacting Future Results

For the year, we continue to plan for total net sales growth to be in the high-single digit percent range. We expect capital expenditures will be approximately $125 to $150 million as investments identified for expansion at CCM, CIT, and CFT move forward and the additional cost reduction improvements at CBF related to their footprint rationalization efforts continue.

Acquisitions

2017 Acquisitions

On January 31, 2017, we acquired Arbo Holdings Limited (“Arbo”) for an estimated consideration of $10.2 million, net of $1.2 million cash acquired and including the estimated fair value of contingent consideration of $2.5 million. Arbo is a leading provider of sealants, coatings, and membrane systems used for waterproofing and sealing buildings and other structures. The results of operations of the acquired business are reported within the Construction Materials segment.

On January 9, 2017, we acquired SJ Holdings, Inc., (“San Jamar”), for consideration of $213.7 million, net of $3.5 million cash acquired. San Jamar is a leading provider of universal dispensing systems and food safety products for foodservice and hygiene applications. San Jamar complements the operating performance at FoodService Products by adding innovative new products, opportunities to expand our presence in complementary sales channels, and adding a history of profitable growth. The results of operations of the acquired business are reported within the FoodService Products segment.

2016 Acquisitions

On October 3, 2016, we acquired Star Aviation, Inc. (“Star Aviation”), for consideration of $82.4 million, net of $0.3 million cash acquired, inclusive of a working capital settlement. Star Aviation is a leading provider of design and engineering services, testing and certification work, and manufactured products for in-flight connectivity applications on commercial, business, and military aircraft. Star Aviation complements CIT’s highly specialized engineering and design capabilities in the in-flight connectivity market, where we expect further growth opportunities from the demand for retro-fit and line-fit for satellite connectivity, as well as, development in emerging connectivity technologies. The results of operations of the acquired business are reported within the Interconnect Technologies segment.

On June 10, 2016, we acquired Micro-Coax, Inc., and Kroll Technologies, LLC, (collectively “Micro-Coax”) for consideration of $95.1 million, net of $1.5 million cash acquired, inclusive of a working capital settlement. The acquired business is a provider of high-performance, high frequency coaxial wire and cable, and cable assemblies to the defense, satellite, test and measurement, and other industrial markets. The results of operations of the acquired business are reported within the Interconnect Technologies segment.

On February 19, 2016, we acquired MS Oberflächentechnik AG (“MS Powder”), a Swiss-based developer and manufacturer of powder coating systems and related components, for consideration of $12.4 million, including the estimated fair value of contingent consideration of $4.3 million. The results of operations of MS Powder are reported within the Fluid Technologies segment.

Consolidated Results of Operations

Net Sales

(in millions)	Three Months Ended March 31,			Acquisition Effect	Volume Effect	Price Effect	Exchange Rate Effect
	2017	2016	Change
Net sales	$857.3	$794.0	8.0%	4.9%	4.4%	(0.7)%	(0.6)%

Carlisle Companies Incorporated

Net sales increased in the first quarter of 2017 primarily due to higher net sales volume at Construction Materials related to the strength of the domestic roofing business as well as contribution from acquisitions, primarily San Jamar, in the FoodService Products segment.  These increases were partially offset by lower sales volume at Interconnect Technologies, due to customer in-sourcing initiatives as well as greater than anticipated shift in the quarter from standard IFEC products towards the new satellite connectivity platforms, as previously discussed.

Gross Margin

(in millions)	Three Months Ended March 31,
	2017	2016	Change
Gross profit	$247.7	$245.4	0.9%
Gross margin	28.9%	30.9%

The decrease in gross margin (gross profit expressed as a percentage of net sales) in the first quarter of 2017 was driven by aforementioned changes in net sales, unfavorable changes in mix, and unfavorable raw material dynamics. Included in cost of goods sold are $1.5 million of plant exit and disposal costs at CIT and Brake and Friction and $3.4 million of acquired inventory costs at the FoodService Products segment.

Selling and Administrative Expenses

(in millions)	Three Months Ended March 31,
	2017	2016	Change
Selling and administrative expenses	$139.7	$124.1	12.6%
As a percentage of net sales	16.3%	15.6%

Selling and administrative expense, as a percentage of net sales, increased in the first quarter of 2017, which reflected acquired selling and administrative expenses, primarily at the Interconnect Technologies and FoodService segments. The increase in expenses also included charges for the previously announced facility rationalization and plant restructuring projects at CIT and Brake and Friction. See Note 19 in the notes to the Condensed Consolidated Financial Statements.

Research and Development Expenses

(in millions)	Three Months Ended March 31,
	2017	2016	Change
Research and development expenses	$12.8	$11.3	13.3%
As a percentage of net sales	1.5%	1.4%

The increase in research and development expenses in the first quarter of 2017 reflected increased activities related to new product development at our Interconnect Technologies segment.

Other (Income) Expense, net

(in millions)	Three Months Ended March 31,
	2017	2016	Change
Other income, net	$(1.5)	$(0.6)	150.0%

The increase in other income in the first quarter of 2017 primarily reflected foreign currency gains at our Interconnect Technologies segment.

Carlisle Companies Incorporated

EBIT (Earnings Before Interest and Taxes)

(in millions)	Three Months Ended March 31,
	2017	2016	Change
EBIT	$96.7	$110.6	(12.6)%
EBIT Margin	11.3%	13.9%

See Segment Results of Operations within this Management's Discussion and Analysis for further information related to segment EBIT results.

Interest Expense, net

(in millions)	Three Months Ended March 31,
	2017	2016	Change
Interest expense	$6.8	$8.7
Interest income	(0.2)	(0.3)
Interest expense, net	$6.6	$8.4	(21.4)%

The decrease in interest expense, net during the first quarter of 2017 primarily reflected the August 2016 retirement of our $150.0 million senior unsecured note that had a stated interest rate of 6.125%.

Income Taxes

(in millions)	Three Months Ended March 31,
	2017	2016	Change
Income tax expense	$28.6	$33.7	(15.1)%
Effective tax rate	31.7%	33.0%

The effective income tax rate on continuing operations for the first quarter of 2017 was 31.7%. The year to date provision for income taxes includes taxes on earnings at an anticipated annual rate of approximately 33.4% and year-to-date discrete tax benefit of $1.5 million, principally related to windfall tax benefits related to stock-based compensation of $2.6 million. The effective income tax rate on continuing operations for the first quarter of 2016 of 33.0% and included a year-to-date net discrete tax expense of $0.2 million.
The fluctuation in our actual tax rate for the first quarter of 2017 as compared to the first quarter of 2016 was primarily due to the change in discrete tax expense.
Income from Continuing Operations and Net Income

(in millions, except per share amounts)	Three Months Ended March 31,
	2017	2016	Change
Income from continuing operations	$61.5	$68.5	(10.2)%
EPS from continuing operations
Basic	$0.95	$1.06	(10.4)%
Diluted	0.94	1.05	(10.5)%

Net income	$61.8	$68.5	(9.8)%
EPS
Basic	$0.95	$1.06	(10.4)%
Diluted	0.94	1.05	(10.5)%

Carlisle Companies Incorporated

Segment Results of Operations

Carlisle Construction Materials

(in millions)	Three Months Ended March 31,
	2017	2016	Change $	Change %
Net sales	$446.1	$403.7	$42.4	10.5%
EBIT	$80.7	$72.3	$8.4	11.6%
EBIT Margin	18.1%	17.9%

On January 31, 2017, we acquired Arbo for consideration of $10.2 million. Arbo is a leading provider of sealants, coatings, and membrane systems used for waterproofing and sealing buildings and other structures

CCM’s net sales growth in the first quarter of 2017 primarily reflected higher sales volume due to strong demand in the U.S. non-residential roofing markets. The increase in sales was partially offset by lower selling price.

CCM’s EBIT and EBIT margin in the first quarter of 2017 was driven by higher net sales volume and savings from operating efficiencies through COS. Such increases were partially offset by unfavorable selling price and raw material cost dynamics.

Matters Impacting Future Results

In 2017, we expect CCM to achieve mid-to-high single digit sales growth and we will continue to focus on maintenance of price discipline in order to offset raw material cost increases.

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

CCM’s ability to increase current selling price and volume levels is subject to significant competition, in particular from competitors that have added manufacturing capacity of commercial roofing and commercial insulation products over the last several years. Raw material input costs have rebounded from the significant declines of the last two years.  Competitive desire for market share may impede CCM’s ability to maintain current EBIT margin levels.

Carlisle Interconnect Technologies

(in millions)	Three Months Ended March 31,
	2017	2016	Change $	Change %
Net sales	$194.2	$196.7	$(2.5)	(1.3)%
EBIT	$22.3	$36.6	$(14.3)	(39.1)%
EBIT Margin	11.5%	18.6%

CIT's net sales change in the first quarter of 2017, reflected sales from acquisitions, offset by a net sales decline due to the aforementioned in-sourcing initiatives by a large commercial aerospace customer and timing of the IFEC to SatCom product shift.

CIT’s EBIT fell primarily related to the aforementioned sales volume reductions and unfavorable mix. The decline also included $2.3 million of plant restructuring costs and $2.0 million of facility rationalization charges related to efforts focused on improving operational efficiencies throughout the business. We expect to generate substantial savings beginning in 2018 from the operational efficiency improvement efforts. Refer to Note 19 within the Notes to the Condensed Consolidated Financial Statements for further information regarding exit and disposal activities.

Carlisle Companies Incorporated

Matters Impacting Future Results

In 2017, we expect CIT to achieve mid-single digit range net sales growth, reflecting the impact of the in-sourcing initiative by the large commercial aerospace customer and the ramp up of SatCom product sales for the remainder of the year.

In conjunction with the acquisition of LHi Technology (“LHi”) in October 2014, we recorded an indemnification asset related to the indemnification of Carlisle for certain pre-acquisition liabilities, principally related to direct and indirect tax uncertainties. The remaining indemnification asset of $6.1 million at March 31, 2017 is expected to be recognized in selling and administrative expenses upon expiration in the third quarter of 2017, unless claims are made against the seller prior to such time.

Demand for CIT’s connectivity applications in the commercial aerospace market is dependent on increased production for new commercial aircraft as well as higher demand for in-flight connectivity applications used in both installed aircraft seating and through personal mobile devices using wireless connectivity (Wi-Fi) access. Net sales growth for all of CIT’s primary end markets is dependent upon CIT’s continual execution of new product development to meet demand for high technology products.

Carlisle FoodService Products

(in millions)	Three Months Ended March 31,
	2017	2016	Change $	Change %
Net sales	$83.3	$60.4	$22.9	37.9%
EBIT	$5.8	$7.1	$(1.3)	(18.3)%
EBIT Margin	7.0%	11.8%

On January 9, 2017, we acquired San Jamar for total consideration of $217.2 million. San Jamar is a leading provider of universal dispensing systems and food safety products for foodservice and hygiene applications.

CFS’s net sales growth in the first quarter of 2017 primarily reflected contribution from the acquisition of San Jamar and net sales growth due to increased healthcare equipment sales during the first quarter of 2017.

CFS’s EBIT and EBIT margin decrease in the first quarter of 2017 primarily reflected the San Jamar acquisition, including acquired inventory costs of $3.4 million as well as amortization of intangible assets of approximately $2.7 million. The decrease was partially offset by the aforementioned sales growth and lower labor and material usage costs from COS.

Matters Impacting Future Results

In 2017, we expect CFS to achieve low-to-mid single digit net sales growth, excluding the impact of San Jamar.

Sales in CFS’s healthcare market may be impacted by timing of larger equipment orders that can cause year-over-year variances.

Carlisle Fluid Technologies

(in millions)	Three Months Ended March 31,
	2017	2016	Change $	Change %
Net sales	$60.5	$61.2	$(0.7)	(1.1)%
EBIT	$4.9	$6.9	$(2.0)	(29.0)%
EBIT Margin	8.1%	11.3%

Carlisle Companies Incorporated

At CFT, net sales decrease in the first quarter of 2017 was primarily due to the negative impact of foreign currency exchange rates of $1.7 million offset by acquisition growth. Sales volumes decreased in Asia Pacific primarily due to the timing of system sales. Offsetting these sales declines was strength experienced in Europe, the Middle East, and Africa driven by growth in the automotive refinishing market and a full quarter of sales from last year’s acquisition of MS Powder.

CFT’s EBIT and EBIT margin decrease for the first quarter of 2017, was primarily due to lower sales volume and as previously communicated, ongoing investments to position the business for future growth and margin improvement. See Note 19 in the Notes to the Condensed Consolidated Financial Statements.

Matters Impacting Future Results

In 2017, we expect CFT to achieve mid-single digit net sales growth, as the outlook for the largest global end markets remains positive.
Portions of CFT’s annual net sales are for the development and assembly of large fluid handling or other application systems projects.  Net sales volumes at CFT are generally lower in the first and second quarters of the year due to timing of large systems orders and customer buying patterns.  In addition, the timing of system sales can cause significant year over year sales variances.

Carlisle Brake & Friction

(in millions)	Three Months Ended March 31,
	2017	2016	Change $	Change %
Net sales	$73.2	$72.0	$1.2	1.7%
EBIT	$1.2	$3.7	$(2.5)	(67.6)%
EBIT Margin	1.6%	5.1%

CBF’s net sales growth in the first quarter of 2017 primarily reflected net sales volume increases partially offset by a negative impact to net sales from fluctuations in foreign exchange rates of $1.4 million. CBF experienced sales growth in key end markets, including military, construction, agriculture, and mining.

CBF’s EBIT and EBIT margin declined in the first quarter of 2017 as a result of unfavorable product mix, higher raw material costs and expenses related to the previously announced closure of the Tulsa, OK manufacturing facility.

CBF has aggressively addressed its challenging markets by realigning its cost structure. In conjunction with the realigning of CBF's cost structure, on February 9, 2017, we announced that we will exit our manufacturing operations in Tulsa, Oklahoma and relocate the majority of those operations to our existing manufacturing facility in Medina, Ohio. This action is expected to take approximately 18 months to complete. Total associated exit and disposal costs are expected to be between $16.5 million to $18.5 million, with approximately $0.3 million recognized during the first quarter of 2017. See Note 19 in the Notes to the Condensed Consolidated Financial Statements for further information.

As part of the relocation effort, we will also invest additional capital in our Medina, Ohio facility. The capital investment is anticipated to be comprised of approximately $13.0 million to $16.0 million to expand the facility and between approximately $15.0 million to $16.0 million to purchase new, more efficient equipment to replace equipment not being relocated.

Matters Impacting Future Results

In 2017, we expect CBF net sales to be slightly positive for the remainder of the year.
CBF remains focused on new sources of revenue, cost reduction, operational efficiency and positive cash flow generation; however, demand for CBF’s off-highway applications for heavy industrial equipment in construction and mining remains uncertain and may change due to changing global economic and political dynamics, such as fluctuating demand for commodities, the United Kingdom’s planned exit from the EU, the upcoming French election, U.S. administration policy changes, relations with Russia, and prospects for global GDP growth.

Carlisle Companies Incorporated

Corporate

(in millions)	Three Months Ended March 31,
	2017	2016	Change $	Change %
Corporate expenses	$18.2	$16.0	$2.2	13.8%
As a percentage of net sales	2.1%	2.0%

The increase in corporate expense in the first quarter of 2017 primarily reflected an increase in acquisition-related transaction and legal expenses and other employee related expenses, which were primarily comprised of additional stock based compensation and personnel costs.

Liquidity and Capital Resources

A summary of our cash and cash equivalents by region is summarized as follows:

(in millions)	March 31, 2017	December 31, 2016

Europe	$46.6	$52.8
China	26.3	22.5
Asia Pacific region (excluding China)	16.5	19.1
Other international regions	16.3	13.5
Non-U.S. subsidiaries cash and cash equivalents	105.7	107.9
U.S. subsidiaries cash and cash equivalents	28.3	277.4
Cash and cash equivalents	$134.0	$385.3

We maintain liquidity sources primarily consisting of cash and cash equivalents.  Cash generated by operations is our primary source of liquidity. The decrease in cash and cash equivalents compared to December 31, 2016 was primarily related to the cash consideration paid for the acquisition of San Jamar, which closed in January 2017. Other potential sources of liquidity include our revolving credit facility as well as access to capital markets should we so choose.

We consider our non-U.S. cash to be permanently reinvested in our foreign operations and our current plans do not demonstrate a need, nor do we plan, to repatriate such cash to fund U.S. operations and financing activities. Further, cash held by subsidiaries in China is subject to local laws and regulations that require government approval for conversion of such cash to and from U.S. Dollars, as well as for transfer of such cash to entities that are outside of China.

Under current tax laws, should our plans change and we were to choose to repatriate some or all of the funds we have designated as indefinitely reinvested outside the U.S., such amounts would be subject to U.S. income taxes and applicable non-U.S. income and withholding taxes.

We believe we have sufficient financial resources to meet our business requirements for at least the next 12 months, including capital expenditures for worldwide manufacturing, working capital requirements, dividends, common stock repurchases, acquisitions, and strategic investments. See Debt Instruments below.

We also anticipate we will have sufficient cash on hand as well as available liquidity under our revolving credit facility to pay outstanding principal balances of our existing notes by the respective maturity dates.  If these sources of liquidity have been used for other strategic purposes by the time of maturity, we intend to obtain additional liquidity by accessing the capital markets to repay the outstanding balance.

Carlisle Companies Incorporated

Sources and Uses of Cash and Cash Equivalents

(in millions)	Three Months Ended March 31,
	2017	2016
Net cash provided by operating activities	$31.9	$109.0
Net cash used in investing activities	(256.2)	(26.8)
Net cash used in financing activities	(28.1)	(43.5)
Effect of foreign currency exchange rate changes on cash	1.1	1.1
Change in cash and cash equivalents	$(251.3)	$39.8

Operating Activities

The decrease in net cash provided by operating activities in the first quarter of 2017 was primarily attributable to lower net income and cash used to fund working capital spend. Working capital included higher inventory, increased cash paid for personnel related accruals, and cash paid for customer rebates. During the first quarter of 2017, CCM increased inventory volumes to prepare for construction activity that typically occurs in the second and third quarters of the year.

Investing Activities

The cash used in investing activities of $256.2 million for the first quarter of 2017 was primarily the result of cash utilized for the acquisitions of San Jamar ($213.7 million) in the FoodService segment and Arbo ($7.7 million) in the Construction Materials segment.  In comparison, cash used in investing activities of $26.8 million for the first quarter of 2016, reflected cash utilized of $8.1 million for the acquisition of MS Powder. The fluctuation in cash used for capital expenditures of $30.4 million for the first quarter of 2017, as compared to $18.7 million for the first quarter of 2016, primarily reflected capital projects at CIT for expansion of operations in Mexico and the U.S. as well as capacity expansion efforts at CCM in Germany. We expect our full year 2017 capital expenditures to be approximately $125 to $150 million.

Financing Activities

The cash used in financing activities of $28.1 million in the first quarter of 2017 primarily reflected dividend payments. We also borrowed and repaid $50.0 million on our revolving credit facility during the first quarter of 2017. During the first quarter of 2016, we used $28.5 million to repurchase shares. We expect to continue repurchasing shares under our publicly announced program.

On April 26, 2017, the Board of Directors declared a regular quarterly dividend of $0.35 per share, payable on June 1, 2017 to shareholders of record at the close of business on May 12, 2017.

Debt Instruments

On February 21, 2017, we entered into a second amendment (the "Amendment") to our Third Amended and Restated Credit Agreement (the “Credit Agreement”) administered by JPMorgan Chase Bank, N.A. Among other things, the Amendment increases the lenders' aggregate revolving commitment from $600.0 million to $1.0 billion, extends the maturity date of the Credit Agreement from December 12, 2018 to February 21, 2022, and added a customary "bail in" provision.

At March 31, 2017, we had all of our revolving credit facility available. We had borrowings of $50.0 million under the revolving credit facility during the first quarter of 2017, primarily utilized for working capital requirements during the quarter. We have senior unsecured notes outstanding of $250 million due 2020 (at a stated interest rate of 5.125%), and $350 million due 2022 (at a stated interest rate of 3.75%) that are rated BBB by Standard & Poor’s and Baa2 by Moody’s.

Carlisle Companies Incorporated

For further information on our debt instruments, including covenants, refer to Note 12 in the Notes to the Condensed Consolidated Financial Statements. We view our debt to capital ratio (defined as short-term debt plus long-term debt divided by the sum of total shareholders’ equity, long-term debt and short-term debt) as an important indicator of our ability to utilize debt in financing acquisitions. As of March 31, 2017, our debt to capital ratio was 19.2%.

Critical Accounting Estimates

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the U.S., the Company’s management must make informed decisions which impact the reported amounts and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and assumptions on which to base estimates and judgments that affect the reported amounts of assets, liabilities, sales revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, inventory valuation, deferred revenue and extended product warranties, goodwill and indefinite-lived intangible assets, valuation of long-lived assets, and income taxes. The Company bases its estimates on historical experience, terms of existing contracts, our observation of trends in the industry, information provided by our customers, and information available from other outside sources, that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Management believes the critical accounting estimates described in Part II, Item 7 of the Company’s 2016 Form 10-K, as updated below, are the most important to the fair presentation of the Company’s financial conditions and results of operations. These estimates require management’s most significant judgments in the preparation of our Condensed Consolidated Financial Statements.
 Goodwill and Indefinite-Lived Intangible Assets

Indefinite-Lived Intangible Assets

During 2016, we recognized a pre-tax impairment charge of $11.5 million related to our Wellman trade name, primarily reflecting a decline in estimated future revenue related to this trade name. We continue to closely monitor actual results versus expectations as well as whether to what extent any significant changes in current events or conditions result in corresponding changes to our expectations about future estimated revenues. In the first quarter of 2017, we did not identify any additional events that required us to perform an impairment test related to the Wellman trade name.

Goodwill

In the first quarter of 2017, we adopted ASU 2017-04, Simplifying the Test for Goodwill Impairment (see Note 2 to the Consolidated Financial Statements in Item 1). This ASU eliminated step 2 of the goodwill impairment test described in Critical Accounting Estimates in our 2016 10-K. While the elimination of step 2 will reduce the cost and complexity of performing goodwill impairment tests, it could result in different amounts being recognized in future periods versus the single-step test, as we will no longer be required to perform a hypothetical purchase price allocation to measure the goodwill impairment. This hypothetical purchase price allocation required the reporting unit’s underlying net assets be measured at fair value with differences from their carrying values either increasing or decreasing the hypothetical amount of goodwill and therefore increasing or decreasing any potential goodwill impairment loss.
The methods and key assumptions utilized to determine the fair value of our reporting units will not change as a result of adopting this ASU.
During 2016, we recognized a goodwill impairment charge of $130.0 million related to our CBF reporting unit, primarily reflecting continued declines in sales related to overall market conditions and lower expectations of recovery in CBF’s various end markets. We continue to closely monitor actual results versus expectations as well as whether to what extent any significant changes in current events or conditions result in corresponding changes to our expectations about future estimated cash flows as well as the weighted average cost of capital. In the first quarter of 2017, we did not identify any additional events that required us to perform an impairment test related to goodwill of the CBF reporting unit.

Carlisle Companies Incorporated

    While we believe our conclusions regarding the estimates of fair value of our CBF reporting unit, and the Wellman trade name is appropriate, these estimates are subject to uncertainty and by nature include judgments and estimates regarding various factors including the rate and extent of growth in the markets that our reporting units serve, the realization of future sales price increases, fluctuations in exchange rates, fluctuations in price and availability of key raw materials, future operating efficiencies, and discount rates.
See Note 10 to the Condensed Consolidated Financial Statements in Item 1 for more information regarding goodwill.
New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 outlines a single, comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance issued by the FASB, including industry specific guidance. ASU 2014-09 provides accounting guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts with customers to provide goods and services. The guidance also provides a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets, such as property and equipment, including real estate. ASU 2014-09 is effective for us on January 1, 2018. The new standard must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. ASU 2014-09 also requires entities to disclose both quantitative and qualitative information to enable users of the financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

We have engaged a third-party consultant to assist with our assessment of the impact of the new revenue guidance on our operations. To date, this assessment has included utilizing questionnaires to assist with (1) identifying our revenue streams, (2) performing sample contract analysis, and (3) assessing the identified differences in recognition and measurement that may result from adopting this ASU. Based on the evaluation to date, we do not anticipate the adoption of this standard will have a material impact on our reported current net sales; however, given our acquisition strategy within diverse business segments, there may be additional revenue streams acquired prior to the adoption date. Our analysis is ongoing with respect to separately-priced extended product warranty contracts, variable consideration, whether certain contracts’ revenues will be recognized over time or at a point in time, and whether costs to obtain a contract will be capitalized. Further, we are continuing to assess what incremental disaggregated revenue disclosures will be required in our consolidated financial statements. We continue to evaluate transition methods, and expect to finalize our determination once all other significant matters are concluded on.

In February 2016, the FASB issued ASU 2016-02, Accounting for Leases (Topic 842), which requires lessees to recognize a lease liability for the obligation to make lease payments, measured at the present value on a discounted basis, and a right-of-use (“ROU”) asset for the right to use the underlying asset for the duration of the lease term, measured at the lease liability amount adjusted for lease prepayments, lease incentives received, and initial direct costs. The lease liability and ROU asset are recognized in the balance sheet at the commencement of the lease. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern. Classification will be based on criteria that are largely similar to those applied in current lease accounting. ASU 2016-02 is effective for us on January 1, 2019 and requires the use of a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period presented in the financial statements. Early application of the ASU is permitted. We have not yet determined the impact of adopting the standard on our consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires employers to include only the service cost component of net periodic pension cost and net periodic postretirement benefit cost in operating expenses. The other components of net benefit cost, including amortization of prior service cost/credit, and settlement and curtailment effects, are to be included in non-operating expenses. The ASU also stipulates that only the service cost component of net benefit cost is eligible for capitalization. The effective date for adoption of this guidance begins on January 1, 2018, with early adoption permitted. We are currently evaluating the effect that this guidance will have on the Consolidated Financial Statements.

Carlisle Companies Incorporated

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally use words such as “expect,” “foresee,” “anticipate,” “believe,” “project,” “should,” “estimate,” “will,” “plans”, "intends", “forecast” and similar expressions, and reflect our expectations concerning the future.  Such statements are made based on known events and circumstances at the time of publication, and as such, are subject in the future to unforeseen risks and uncertainties. It is possible that our future performance may differ materially from current expectations expressed in these forward-looking statements, due to a variety of factors such as: increasing price and product/service competition by foreign and domestic competitors, including new entrants; technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; our mix of products/services; increases in raw material costs which cannot be recovered in product pricing; domestic and foreign governmental and public policy changes including environmental and industry regulations; threats associated with and efforts to combat terrorism; protection and validity of patent and other intellectual property rights; the successful integration and identification of our strategic acquisitions; the cyclical nature of our businesses; and the outcome of pending and future litigation and governmental proceedings. In addition, such statements could be affected by general industry and market conditions and growth rates, the condition of the financial and credit markets, and general domestic and international economic conditions including interest rate and currency exchange rate fluctuations. Further, any conflict in the international arena may adversely affect general market conditions and our future performance. We undertake no duty to update forward-looking statements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes in the Company’s market risk for the three months ended March 31, 2017. For additional information, refer to Item 7A of the Company’s 2016 Annual Report on Form 10-K.

Item 4. Controls and Procedures

(a) Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation and as of March 31, 2017, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

(b) There were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Carlisle Companies Incorporated

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

Litigation

Over the years, we have been named as a defendant, along with numerous other defendants, in lawsuits in various state courts in which plaintiffs have alleged injury due to exposure to asbestos-containing brakes, which Carlisle manufactured in limited amounts between the late-1940’s and the mid-1980’s.  In addition to compensatory awards, these lawsuits may also seek punitive damages. We typically obtains dismissals or settlements of our asbestos-related lawsuits with no material effect on our financial condition, results of operations, or cash flows.  We maintain insurance coverage that applies to our defense costs and payments of settlements or judgments in connection with asbestos-related lawsuits, excluding punitive damages. Based on an ongoing evaluation, we believe that the resolution of our pending asbestos claims will not have a material impact on our financial condition, results of operations, or cash flows, although these matters could result in the Company being subject to monetary damages, costs or expenses, and charges against earnings in particular periods.

In addition, we may occasionally be involved in various other legal actions arising in the normal course of business. In the opinion of management, the ultimate outcome of such actions, either individually or in the aggregate, will not have a material adverse effect on the consolidated financial position or annual operating cash flows of the Company, but may have a more than inconsequential impact on our results of operations for a particular period.

Environmental Matters

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

Item 1A. Risk Factors

During the three months ended March 31, 2017, there were no material changes to the risk factors disclosed in “PART I—Item 1A. Risk Factors” of the Company’s 2016 Annual Report on Form 10-K.

Carlisle Companies Incorporated

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the repurchase of common stock during the three months ended March 31, 2017:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 2017	63,370	$110.29	—	4,835,689
February 2017	902	$109.73	—	4,835,689
March 2017	—	$—	—	4,835,689
Total	64,272		—

(1) Represents the number of shares that can be repurchased under the Company’s stock repurchase program.

The Company's stock repurchase program was originally approved on November 3, 1999, and was reactivated on August 17, 2004.  At the time of the adoption, we had the authority to purchase 741,890 split-adjusted shares of common stock.  The Board of Directors authorized the repurchase of an additional 2,500,000 shares, 1,400,000 shares and, 4,100,000 shares of the Company’s common stock on August 1, 2007, February 12, 2008, and September 12, 2016, respectively.

We may also reacquire shares outside of the repurchase program from time to time in connection with the forfeiture of shares in satisfaction of tax withholding obligations from the vesting of share-based compensation. There were 64,272 shares reacquired in transactions outside of the repurchase program during the three months ended March 31, 2017.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Carlisle Companies Incorporated

Item 6. Exhibits

Exhibit Number		Filed or Furnished Herewith	Incorporated by Reference
	Exhibit Title		Form	File No.	Date Filed
10.1*	Letter Agreement, dated January 5, 2017, between Robert Roche and the Company.		8-K	001-9278	2/15/2017
10.2*	Form of Executive Severance Agreement.		8-K	001-9278	4/12/2017
10.3
Second Amendment to Third Amended and Restated Credit Agreement, dated as of February 21, 2017, by and among Carlisle Companies Incorporated, Carlisle Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto.
			8-K	001-9278	2/24/2017
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	X
32.1	Section 1350 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

* Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Carlisle Companies Incorporated

April 28, 2017
By: /s/ Robert M. Roche
Name: Robert M. Roche
Title: Vice President and Chief Financial Officer