Form 10-Q
period 2017-06-30
CARLISLE COMPANIES INC
filed 2017-07-26
CIK 790051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

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

Yes  ☐  No  ☒

Shares of common stock outstanding at July 20, 2017: 63,171,850

Carlisle Companies Incorporated

Carlisle Companies Incorporated

Item 1. Financial Statements

Condensed Consolidated Statements of Earnings and Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions except share and per share amounts)	2017	2016	2017	2016
Net sales	$1,071.7	$996.9	$1,929.0	$1,790.9

Cost of goods sold	757.7	675.7	1,367.3	1,224.3
Selling and administrative expenses	141.6	131.5	281.3	255.6
Research and development expenses	13.9	12.0	26.7	23.3
Other income, net	(0.3)	(1.2)	(1.8)	(1.8)
Earnings before interest and income taxes	158.8	178.9	255.5	289.5

Interest expense, net	7.1	8.2	13.7	16.6
Earnings before income taxes from continuing operations	151.7	170.7	241.8	272.9

Income tax expense	49.4	55.4	78.0	89.1
Income from continuing operations	102.3	115.3	163.8	183.8

Discontinued operations:
(Loss) income before income taxes	(0.1)	(0.1)	0.4	(0.1)
Income tax (benefit) expense	(0.1)	—	0.1	—
(Loss) income from discontinued operations	—	(0.1)	0.3	(0.1)

Net income	$102.3	$115.2	$164.1	$183.7

Basic earnings per share attributable to common shares:
Income from continuing operations	$1.59	$1.78	$2.53	$2.84
Income from discontinued operations	—	—	—	—
Basic earnings per share	$1.59	$1.78	$2.53	$2.84

Diluted earnings per share attributable to common shares:
Income from continuing operations	$1.58	$1.75	$2.52	$2.80
Income from discontinued operations	—	—	—	—
Diluted earnings per share	$1.58	$1.75	$2.52	$2.80

Average shares outstanding (in thousands):
Basic	63,746	64,246	64,048	64,131
Diluted	64,140	65,112	64,473	65,050

Dividends declared and paid	$23.1	$19.5	$45.8	$39.0
Dividends declared and paid per share	$0.35	$0.30	$0.70	$0.60

Comprehensive income:
Net income	$102.3	$115.2	$164.1	$183.7
Other comprehensive income (loss)
Foreign currency translation	19.8	(15.0)	31.2	(4.8)
Accrued post-retirement benefit liability, net of tax	0.4	0.4	0.8	0.8
Other, net of tax	(0.6)	(0.1)	(0.7)	(0.3)
Other comprehensive income (loss)	19.6	(14.7)	31.3	(4.3)
Comprehensive income	$121.9	$100.5	$195.4	$179.4

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated

Condensed Consolidated Balance Sheets

(in millions except share and per share amounts)	June 30, 2017	December 31, 2016
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$139.8	$385.3
Receivables, net of allowance of $5.4 million and $4.0 million, respectively	694.9	511.6
Inventories	436.0	377.0
Prepaid expenses	24.0	24.3
Other current assets	41.5	57.0
Total current assets	1,336.2	1,355.2

Property, plant, and equipment, net	683.1	632.2

Other assets:
Goodwill, net	1,180.2	1,081.2
Other intangible assets, net	1,005.3	872.2
Other long-term assets	24.1	25.0
Total other assets	2,209.6	1,978.4

TOTAL ASSETS	$4,228.9	$3,965.8

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$335.4	$243.6
Accrued expenses	235.3	246.7
Deferred revenue	31.2	23.2
Total current liabilities	601.9	513.5

Long-term liabilities:
Long-term debt	706.7	596.4
Deferred revenue	177.3	172.0
Other long-term liabilities	270.5	217.0
Total long-term liabilities	1,154.5	985.4
Commitments and contingencies (See Note 11)

Shareholders' equity:
Preferred stock, $1 par value per share (authorized and unissued 5,000,000 shares)	—	—
Common stock, $1 par value per share (authorized 200,000,000 shares; issued 78,661,248 shares; outstanding 62,968,289 and 64,257,182 shares, respectively)	78.7	78.7
Additional paid-in capital	341.6	335.3
Deferred compensation equity	13.1	10.3
Treasury shares, at cost (15,507,309 and 14,178,801 shares, respectively)	(535.7)	(382.6)
Accumulated other comprehensive loss	(90.9)	(122.2)
Retained earnings	2,665.7	2,547.4
Total shareholders' equity	2,472.5	2,466.9

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,228.9	$3,965.8

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(in millions)	2017	2016
Operating activities
Net income	$164.1	$183.7
Reconciliation of net income to net cash provided by operating activities:
Depreciation	40.2	36.9
Amortization	38.9	30.5
Stock-based compensation, net of tax benefit	7.3	(5.2)
Other operating activities, net	6.4	(1.5)
Changes in assets and liabilities, excluding effects of acquisitions:
Receivables	(167.6)	(120.2)
Inventories	(38.7)	(19.3)
Prepaid expenses and other assets	6.4	4.1
Accounts payable	71.7	61.3
Accrued expenses	(6.8)	5.9
Deferred revenues	13.1	4.1
Other long-term liabilities	(0.3)	(0.4)
Net cash provided by operating activities	134.7	179.9

Investing activities
Capital expenditures	(66.1)	(45.9)
Acquisitions, net of cash acquired	(225.9)	(103.1)
Other investing activities, net	0.1	0.1
Net cash used in investing activities	(291.9)	(148.9)

Financing activities
Proceeds from revolving credit facility	263.0	—
Repayment of revolving credit facility	(153.0)	—
Dividends paid	(45.8)	(39.0)
Proceeds from exercise of stock options	3.5	39.8
Withholding tax paid related to stock-based compensation	(8.1)	(4.7)
Repurchases of common stock	(150.0)	(40.9)
Net cash used in financing activities	(90.4)	(44.8)

Effect of foreign currency exchange rate changes on cash and cash equivalents	2.1	1.0

Change in cash and cash equivalents	(245.5)	(12.8)
Cash and cash equivalents
Beginning of period	385.3	410.7
End of period	$139.8	$397.9

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)
(In millions, except share and per share amounts)

	Common Stock		Additional Paid-In Capital	Deferred Compensation Equity	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Shares in Treasury		Total Shareholders' Equity
	Shares	Amount					Shares	Cost
Balance at December 31, 2015	64,051,600	$78.7	$293.4	$8.0	$(87.1)	$2,381.8	14,383,241	$(327.4)	$2,347.4
Net income	—	—	—	—	—	183.7	—	—	183.7
Other comprehensive loss, net of tax	—	—	—	—	(4.3)	—	—	—	(4.3)
Cash dividends - $0.60 per share	—	—	—	—	—	(39.0)	—	—	(39.0)
Repurchases of common stock	(459,662)	—	—	—	—	—	459,662	(41.5)	(41.5)
Issuances and deferrals, net for stock based compensation (1)	808,705	—	25.5	2.4	—	—	(809,293)	15.9	43.8
Balance at June 30, 2016	64,400,643	$78.7	$318.9	$10.4	$(91.4)	$2,526.5	14,033,610	$(353.0)	$2,490.1

Balance at December 31, 2016	64,257,182	$78.7	$335.3	$10.3	$(122.2)	$2,547.4	14,178,801	$(382.6)	$2,466.9
Net income	—	—	—	—	—	164.1	—	—	164.1
Other comprehensive income, net of tax	—	—	—	—	31.3	—	—	—	31.3
Cash dividends - $0.70 per share	—	—	—	—	—	(45.8)	—	—	(45.8)
Repurchases of common stock	(1,482,114)	—	—	—	—	—	1,482,114	(150.0)	(150.0)
Issuances and deferrals, net for stock based compensation (1)	193,221	—	6.3	2.8	—	—	(153,606)	(3.1)	6.0
Balance at June 30, 2017	62,968,289	$78.7	$341.6	$13.1	$(90.9)	$2,665.7	15,507,309	$(535.7)	$2,472.5
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

Note 2—New Accounting Pronouncements

New Accounting Standards Adopted

     Effective January 1, 2017, the Company adopted Accounting Standards Update ("ASU") 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”).  The ASU simplifies several aspects of the accounting for stock compensation, including the following:

•
On a prospective basis, all income tax effects of awards are recognized in the statement of operations as tax expense or benefit at the time that the awards vest or are settled, which resulted in a $0.9 million and $3.5 million discrete income tax benefit for the second quarter and first six months of 2017, respectively.

•	On a prospective basis, all income tax effects of awards are recognized in the statement of cash flows as only operating activities.

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

In January 2017, the Financial Accounting Standards Board ("FASB") issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment, which simplifies how an entity is required to test goodwill for impairment by eliminating step 2 of the goodwill impairment test, which measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount. Instead, entities should measure an impairment charge for the excess of carrying amount over the fair value of the respective reporting unit. The Company early adopted this ASU effective January 1, 2017 and anticipates the elimination of step 2 will reduce the complexity and cost of the subsequent measurement of goodwill.

Carlisle Companies Incorporated
Notes to Condensed Consolidated Financial Statements (Unaudited)

 New Accounting Standards Issued But Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 outlines a single, comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance issued by the FASB, including industry specific guidance. ASU 2014-09 provides accounting guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts with customers to provide goods and services. The standard allows for either full retrospective or modified retrospective adoption. The company will adopt the standard, using the modified retrospective approach, for interim and annual periods beginning on January 1, 2018. ASU 2014-09 also requires entities to disclose both quantitative and qualitative information to enable users of the financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

 To date, this assessment has included (1) utilizing questionnaires to assist with identifying our revenue streams, (2) performing sample contract analysis, and (3) assessing the identified differences in recognition and measurement that may result from adopting this ASU. The Company has made preliminary conclusions regarding separately-priced extended warranty contracts and variable consideration, and continues its analysis with respect to whether certain contracts’ revenues will be recognized over time or at a point in time, but does not anticipate significant changes in its revenue recognition. Based on the evaluation to date, the Company does not anticipate the adoption of this standard will have a material impact on reported current net sales; however, given our acquisition strategy within diverse business segments, there may be additional revenue streams acquired prior to the adoption date. Further, the Company anticipates providing incremental disaggregated revenue disclosures, including net sales by end market in its Condensed Consolidated Financial Statements, beginning in the first quarter of 2018. The Company continues to evaluate the impact of a cumulative catch-up adjustment, if any, and does not expect it to be significant to the Consolidated Balance Sheet.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842)(“ASU 2016-02”) which requires lessees to recognize a lease liability for the obligation to make lease payments, measured at the present value on a discounted basis, and a right-of-use (“ROU”) asset for the right to use the underlying asset for the duration of the lease term, measured at the lease liability amount adjusted for lease prepayments, lease incentives received, and initial direct costs.  The lease liability and ROU asset are recognized in the balance sheet at the commencement of the lease.  For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance.  Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern. Classification will be based on criteria that are largely similar to those applied in current lease accounting. ASU 2016-02 is effective for the Company beginning January 1, 2019 and requires the use of a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period presented in the financial statements.  Early application of the ASU is permitted; however, the Company plans to adopt on January 1, 2019.  The Company has not yet determined the impact of adopting the standard on the Consolidated Financial Statements.

In March 2017, the FASB issued ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires employers to include only the service cost component of net periodic pension cost and net periodic postretirement benefit cost in operating expenses. The other components of net benefit cost, including amortization of prior service cost/credit, and settlement and curtailment effects, are to be included in non-operating expenses. The ASU also stipulates that only the service cost component of net benefit cost is eligible for capitalization. The effective date for adoption of this guidance begins on January 1, 2018, with early adoption permitted. The Company is currently evaluating the effect that this standard will have on the Consolidated Financial Statements, however does not believe this update will have a significant impact on its consolidated financial statements.

Carlisle Companies Incorporated
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Carlisle Brake & Friction (“CBF” or “Brake & Friction”)—the principal products of this segment include high-performance brakes and friction material and clutch and transmission friction material for construction, agriculture, mining, aerospace, and motor sports markets.

The Chief Operating Decision Maker (“CODM”) uses net sales and earnings before interest and income taxes ("EBIT") as the primary basis to evaluate the performance of each operating segment. The Company's CODM is the Chief Executive Officer.

Carlisle Companies Incorporated
Notes to Condensed Consolidated Financial Statements (Unaudited)

Segment information is summarized as follows:

Three Months Ended June 30,	2017		2016
(in millions)	Net Sales	EBIT	Net Sales	EBIT
Carlisle Construction Materials	$631.2	$129.0	$582.5	$133.1
Carlisle Interconnect Technologies	201.8	20.1	209.4	39.6
Carlisle FoodService Products	87.8	12.1	63.5	8.2
Carlisle Fluid Technologies	71.0	7.5	68.2	7.3
Carlisle Brake & Friction	79.9	1.4	73.3	4.8
Corporate	—	(11.3)	—	(14.1)
Total	$1,071.7	$158.8	$996.9	$178.9

Six Months Ended June 30,	2017		2016
(in millions)	Net Sales	EBIT	Net Sales	EBIT
Carlisle Construction Materials	$1,077.3	$209.7	$986.2	$205.4
Carlisle Interconnect Technologies	396.0	42.4	406.1	76.2
Carlisle FoodService Products	171.1	17.9	123.9	15.3
Carlisle Fluid Technologies	131.5	12.4	129.4	14.2
Carlisle Brake & Friction	153.1	2.6	145.3	8.5
Corporate	—	(29.5)	—	(30.1)
Total	$1,929.0	$255.5	$1,790.9	$289.5

Corporate EBIT includes other unallocated costs, primarily general corporate expenses.

Note 4— Acquisitions

2017 Acquisitions

Arbo

On January 31, 2017, the Company acquired 100% of the equity of Arbo Holdings Limited (“Arbo”) for estimated consideration of GBP 8.2 million or $10.3 million, net of GBP 1.0 million or $1.2 million cash acquired and including the estimated fair value of contingent consideration of GBP 2.0 million or $2.5 million and a working capital settlement, which was finalized in the second quarter of 2017. Arbo is a provider of sealants, coatings, and membrane systems used for waterproofing and sealing buildings and other structures. The results of operations of the acquired business are reported within the Construction Materials segment.

Consideration has been preliminarily allocated to goodwill of $4.7 million, $2.2 million to definite-lived intangible assets, $2.1 million to inventory, $1.6 million to indefinite-lived intangibles, $1.5 million to accounts receivable, $1.4 million to accounts payable, and $1.4 million to deferred income and other taxes payable. Definite-lived intangible assets consist of customer relationships with an estimated useful life of 15 years. Of the $4.7 million of goodwill, $1.3 million is deductible for tax purposes. All of the goodwill was assigned to the CCM reporting unit, which aligns with the reportable segment.

San Jamar

On January 9, 2017, the Company acquired 100% of the equity of SJ Holdings, Inc. (“San Jamar”) for consideration of $213.7 million, net of $3.5 million cash acquired and inclusive of a working capital settlement, which was finalized in the first quarter of 2017. San Jamar is a provider of universal dispensing systems and food safety products for foodservice and hygiene applications. San Jamar complements the operating performance at FoodService Products by adding new products, opportunities to expand our presence in complementary sales channels, and a history of profitable growth. The results of operations of the acquired business are reported within the FoodService Products segment.

Carlisle Companies Incorporated
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the consideration transferred to acquire San Jamar and the preliminary allocation of the purchase price among the assets acquired and liabilities assumed.

	Preliminary Allocation	Measurement Period Adjustments	Revised Preliminary Allocation
(in millions)	As of 1/9/2017		As of 6/30/2017
Total consideration transferred	$217.2	$—	$217.2
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$3.5	$—	$3.5
Receivables	9.1	0.1	9.2
Inventories	13.1	0.3	13.4
Prepaid expenses and other current assets	2.3	0.4	2.7
Property, plant, and equipment	4.2	—	4.2
Definite-lived intangible assets	135.1	—	135.1
Indefinite-lived intangible assets	23.6	—	23.6
Other long-term assets	3.2	(0.3)	2.9
Accounts payable	(7.0)	—	(7.0)
Income tax payable	(0.5)	—	(0.5)
Accrued expenses	(4.3)	(0.9)	(5.2)
Other long-term liabilities	(4.8)	0.7	(4.1)
Deferred income taxes	(47.2)	—	(47.2)
Total identifiable net assets	130.3	0.3	130.6
Goodwill	$86.9	$(0.3)	$86.6

The valuation of property, plant, and equipment, intangible assets, and income tax obligations is preliminary. We expect to complete the valuation in the second half of 2017. The goodwill recognized in the acquisition of San Jamar is attributable to its experienced workforce, expected operational improvements through implementation of the Carlisle Operating System (“COS”), opportunities for product line expansions in addition to supply chain efficiencies and other administrative opportunities, and the significant strategic value of the business to Carlisle. Of the $86.6 million of goodwill, $5.0 million is deductible for tax purposes. All of the goodwill was assigned to the CFS reporting unit, which aligns with the reportable segment. The $135.1 million value allocated to definite-lived intangible assets consists of $98.0 million of customer relationships with an estimated useful life of 13 years, various acquired technologies of $36.4 million with useful lives ranging from seven to 10 years, and a non-compete agreement of $0.7 million with an estimated useful life of two years. Indefinite-lived intangible assets consist of acquired trade names.

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

	Preliminary Allocation	Measurement Period Adjustments	Revised Preliminary Allocation
(in millions)	As of 10/3/2016		As of 6/30/2017
Total consideration transferred	$82.7	$—	$82.7
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$0.3	$—	$0.3
Receivables	5.9	(0.1)	5.8
Inventories	3.1	(0.2)	2.9
Prepaid expenses and other current assets	0.1	—	0.1
Property, plant, and equipment	3.3	(0.3)	3.0
Definite-lived intangible assets	29.0	—	29.0
Accounts payable	(1.3)	0.2	(1.1)
Accrued expenses	(0.8)	0.1	(0.7)
Total identifiable net assets	39.6	(0.3)	39.3
Goodwill	$43.1	$0.3	$43.4

The valuation of property, plant, and equipment and intangible assets is preliminary. We expect to complete the valuation in the third quarter of 2017. The goodwill recognized in the acquisition of Star Aviation is attributable to its experienced workforce, expected operational improvements through implementation of COS, opportunities for product line expansions in addition to supply chain efficiencies and other administrative opportunities, and the significant strategic value of the business to Carlisle. Goodwill of $43.4 million is deductible for tax purposes in the U.S. All of the goodwill was assigned to the CIT reporting unit, which aligns with the reportable segment. The $29.0 million value allocated to definite-lived intangible assets consists of $23.9 million of customer relationships with estimated useful lives ranging from five to 10 years, various acquired technologies of $4.7 million with an estimated useful life of six years, and a non-compete agreement of $0.4 million with a useful life of five years.

Micro-Coax

On June 10, 2016, the Company acquired 100% of the equity of Micro-Coax, Inc., and Kroll Technologies, LLC, (collectively “Micro-Coax”) for total final consideration of $95.1 million, net of $1.5 million cash acquired, inclusive of a working capital settlement. The Company finalized the working capital settlement in the fourth quarter of 2016. The acquired business is a provider of high-performance, high frequency coaxial wire and cable and cable assemblies to the defense, satellite, test and measurement, and other industrial markets. The results of operations of the acquired business are reported within the Interconnect Technologies segment.

Carlisle Companies Incorporated
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the consideration transferred to acquire Micro-Coax and the final allocation of the purchase price among the assets acquired and liabilities assumed.

	Preliminary Allocation	Measurement Period Adjustments	Final Allocation
(in millions)	As of 6/10/2016		As of 6/30/2017
Total consideration transferred	$97.3	$(0.7)	$96.6
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$1.5	$—	$1.5
Receivables	6.3	—	6.3
Inventories	8.6	—	8.6
Prepaid expenses and other current assets	0.4	(0.1)	0.3
Property, plant, and equipment	30.0	(14.0)	16.0
Definite-lived intangible assets	31.5	(5.0)	26.5
Indefinite-lived intangible assets	2.0	(2.0)	—
Other long-term assets	1.0	—	1.0
Accounts payable	(1.7)	—	(1.7)
Accrued expenses	(2.4)	(0.1)	(2.5)
Total identifiable net assets	77.2	(21.2)	56.0
Goodwill	$20.1	$20.5	$40.6

The valuation of property, plant, and equipment and intangible assets is final and there have been no changes to the allocation during the six months ended June 30, 2017. The goodwill recognized in the acquisition of Micro-Coax is attributable to its experienced workforce, expected operational improvements through implementation of COS, opportunities for product line expansions in addition to supply chain efficiencies and other administrative opportunities, and the significant strategic value of the business to Carlisle. Goodwill of $40.6 million is deductible for tax purposes in the U.S. All of the goodwill was assigned to the CIT reporting unit, which aligns with the reportable segment. The $26.5 million value allocated to definite-lived intangible assets consists of $14.5 million of customer relationships with a useful life of 12 years, various acquired technologies of $10.6 million with a useful life of approximately seven years, an amortizable trade name of $0.9 million with a useful life of 10 years, and a non-compete agreement of $0.5 million with a useful life of three years.

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

Consideration has been allocated to definite-lived intangible asset of $9.7 million, $4.1 million to indefinite-lived intangible assets, and $2.2 million to deferred tax liabilities, with $2.9 million allocated to goodwill.  Definite-lived intangible assets consist of $8.3 million of technology with a useful life of seven years and customer relationships of $1.4 million with a useful life of ten years. None of the goodwill is deductible for tax purposes. All of the goodwill was assigned to the CFT reporting unit, which aligns with the reportable segment.

Carlisle Companies Incorporated
Notes to Condensed Consolidated Financial Statements (Unaudited)

LHi Technology

In conjunction with the October 2014 acquisition of LHi Technology (“LHi”), the Company recorded an indemnification asset of $8.7 million in other long-term assets relating to the indemnification of Carlisle for certain pre-acquisition liabilities, principally related to direct and indirect tax uncertainties. During the third quarter of 2016, the Company concluded that $2.6 million of the indirect tax uncertainties were no longer probable, therefore resulting in the reversal of the related indemnification asset and the corresponding liability. The remaining indemnification asset of $6.1 million at June 30, 2017 is included in other current assets. The related seller indemnification will expire during the third quarter of 2017 unless claims are made against the seller prior to that date.

Note 5—Stock-Based Compensation

The Company maintains an Incentive Compensation Program (the “Program”) for executives, certain other employees of the Company and its operating segments and subsidiaries, and the Company’s non-employee directors. Members of the Board of Directors that receive stock-based compensation are treated as employees for accounting purposes. Shareholders approved the Program on May 6, 2015. The Program allows for awards to eligible employees of stock options, restricted stock, stock appreciation rights, performance shares and units, or other awards based on Company common stock. At June 30, 2017, 3,446,306 shares were available for grant under this plan, of which 1,295,490 shares were available for the issuance of stock awards.

Stock-based compensation cost is recognized over the requisite service period, which generally equals the stated vesting period, unless the stated vesting period exceeds the date upon which an employee reaches retirement eligibility.  Stock-based compensation expense is primarily included in selling and administrative expenses in the Condensed Consolidated Statements of Earnings and is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Total pre-tax stock-based compensation	$4.7	$3.9	$10.7	$8.6

Grants

The Company awarded the following stock-based compensation grants:

Six Months Ended June 30, 2017
Stock options	364,675
Restricted stock	65,637
Performance shares	47,285
Restricted stock units	12,952

For the awards granted during the six months ended June 30, 2017, approximately $23.9 million will be expensed over the requisite service period for each award, which generally is consistent with the vesting period.

Stock Option Awards

Options issued under the Program generally have a three year graded vesting (i.e. one-third of total award vests on each anniversary of the grant date). All options have a maximum term life of 10 years. Shares issued to cover options under the Program may be issued from shares held in treasury, from new issuances of shares, or a combination of the two.

Stock-based compensation expense related to stock options were as follows:

Carlisle Companies Incorporated
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Pre-tax stock-based compensation	$1.9	$1.4	3.8	3.0

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

The expected life of options is based on the assumption that all outstanding options will be exercised at the midpoint of the valuation (if vested) or the vesting (if unvested) dates and the options’ expiration dates, utilizing historical data. The expected volatility is based on historical volatility as well as implied volatility of the Company’s options. The risk-free interest rate is based on rates of U.S. Treasury issues with a remaining life equal to the expected life of the option. The expected dividend yield is based on the most recent annual dividend payment per share, divided by the stock price at the date of grant.

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

Restricted Stock Units

The restricted stock units awarded to eligible members of the Board of Directors are fully vested and will be paid in shares of Company common stock on the earlier of the date after the Director ceases to serve as a member of the Board or upon a change in control of the Company. The grant date fair value of the 2017 restricted stock units was based on the closing market price of the stock on the date of grant.

Carlisle Companies Incorporated
Notes to Condensed Consolidated Financial Statements (Unaudited)

Deferred Compensation - Equity

Certain employees are eligible to participate in the Company’s Non-qualified Deferred Compensation Plan (the “Deferred Compensation Plan”). Participants may elect to defer all or part of their restricted and performance shares.  Participants have elected to defer 308,304 shares of Company common stock vested as of June 30, 2017, and 294,574 shares vested as of December 31, 2016. Company stock held for future issuance of vested awards is classified as deferred compensation equity in the Condensed Consolidated Balance Sheets and is recorded at grant date fair value.

Note 6—Income Taxes

The effective income tax rate on continuing operations for the six months ended June 30, 2017 was 32.3%. The year-to-date provision for income taxes includes taxes on earnings at an anticipated rate of approximately 34.4% and a year-to-date discrete tax benefit of $5.1 million, of which $3.5 million related to the benefit from the adoption of ASU 2016-09. Under this guidance all excess tax benefits (“windfalls”) and deficiencies (“shortfalls”) related to employee stock compensation will be recognized within income tax expense. Under prior guidance, windfalls were recognized in additional paid-in capital and shortfalls were only recognized as tax expense to the extent they exceeded the pool of windfall tax benefits. The Company adopted ASU 2016-09 effective January 1, 2017. The adoption was on a prospective basis and therefore had no impact on prior periods. See Note 2 for further information related to the change in accounting for tax benefits associated with stock-based compensation.
The effective income tax rate on continuing operations for the six months ended June 30, 2016 was 32.6% and included a year-to-date net discrete tax benefit of $1.1 million.

Note 7—Earnings Per Share

The Company’s restricted shares and restricted stock units contain non-forfeitable rights to dividends and, therefore, are considered participating securities for purposes of computing earnings per share pursuant to the two-class method. The computation below of earnings per share excludes the income attributable to the unvested restricted shares and restricted stock units from the numerator and excludes the dilutive impact of those underlying shares from the denominator.  Stock options are included in the calculation of diluted earnings per share utilizing the treasury stock method, and performance share awards are included in the calculation of diluted earnings per share considering those that are contingently issuable.  Neither is considered to be a participating security, as they do not contain non-forfeitable dividend rights.

Carlisle Companies Incorporated
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following reflects income from continuing operations and share data used in the basic and diluted earnings per share computations using the two-class method:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions except share and per share amounts)	2017	2016	2017	2016
Income from continuing operations	$102.3	$115.3	$163.8	$183.8
Less: dividends declared - common stock outstanding, restricted shares and restricted share units	(23.1)	(19.5)	(45.8)	(39.0)
Undistributed earnings	79.2	95.8	118.0	144.8
Percent allocated to common shareholders (1)	99.4%	99.3%	99.4%	99.3%
	78.7	95.1	117.3	143.8
Add: dividends declared - common stock	22.4	19.3	44.9	38.5
Income from continuing operations attributable to common shares	$101.1	$114.4	$162.2	$182.3

Shares (in thousands):
Weighted-average common shares outstanding	63,746	64,246	64,048	64,131
Effect of dilutive securities:
Performance awards	69	445	69	445
Stock options	325	421	356	474
Adjusted weighted-average common shares outstanding and assumed conversion	64,140	65,112	64,473	65,050

Per share income from continuing operations attributable to common shares:
Basic	$1.59	$1.78	$2.53	$2.84
Diluted	$1.58	$1.75	$2.52	$2.80

(1) Basic weighted-average common shares outstanding	63,746	64,246	64,048	64,131
Basic weighted-average common shares outstanding, unvested restricted shares expected to vest and restricted share units	64,160	64,703	64,462	64,587
Percent allocated to common shareholders	99.4%	99.3%	99.4%	99.3%

To calculate earnings per share for income from discontinued operations and for net income, the denominator for both basic and diluted earnings per share is the same as used in the above table. Income from discontinued operations and net income used in the basic and diluted earnings per share computations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions except share amounts presented in thousands)	2017	2016	2017	2016
(Loss) income from discontinued operations attributable to common shareholders for basic and diluted earnings per share	$—	$(0.1)	$0.3	$(0.1)
Net income attributable to common shareholders for basic and diluted earnings per share	$101.1	$114.3	$162.5	$182.2
Anti-dilutive stock options excluded from EPS calculation (1)	379	54	285	387

(1) Represents stock options excluded from the calculation of diluted earnings per share, as such, options’ assumed proceeds upon exercise would result in the repurchase of more shares than the underlying award.

Note 8—Inventories

The components of inventory are summarized as follows:

(in millions)	June 30, 2017	December 31, 2016
Finished goods	$246.1	$218.6
Work-in-process	64.7	51.3
Raw materials	161.4	143.4
Reserves	(36.2)	(36.3)
Inventories	$436.0	$377.0

Carlisle Companies Incorporated
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 9—Property, Plant, and Equipment, net

The components of property, plant, and equipment, net are summarized as follows:

(in millions)	June 30, 2017	December 31, 2016
Land and land improvements	$98.4	$94.7
Buildings and leasehold improvements	324.7	308.0
Machinery and equipment	756.3	717.9
Furniture, fixtures, and other	76.9	66.8
Projects in progress	80.2	57.5
Property, plant, and equipment, gross	1,336.5	1,244.9
Accumulated depreciation	(653.4)	(612.7)
Property, plant, and equipment, net	$683.1	$632.2

Note 10—Goodwill and Other Intangible Assets, net

The changes in the carrying amount of goodwill for the six months ended June 30, were as follows:

	Construction Materials	Interconnect Technologies	FoodService Products	Fluid Technologies	Brake and Friction	Total
(in millions)
Balance at January 1, 2017	$117.5	$639.1	$60.3	$167.9	$96.4	$1,081.2
Goodwill acquired during year (1)	4.7	—	86.6	—	—	91.3
Currency translation and other	4.3	1.3	—	2.0	0.1	7.7
Balance at June 30, 2017	$126.5	$640.4	$146.9	$169.9	$96.5	$1,180.2

(1) See Note 4 for further information on goodwill resulting from recent acquisitions.

The Company’s other intangible assets, net at June 30, 2017, were as follows:

(in millions)	Acquired Cost	Accumulated Amortization	Net Book Value
Assets subject to amortization:
Customer relationships	$811.5	$(229.8)	$581.7
Intellectual property	240.7	(85.6)	155.1
Other	16.4	(12.1)	4.3
Assets not subject to amortization:
Trade names	264.2	—	264.2
Other intangible assets, net	$1,332.8	$(327.5)	$1,005.3

The Company’s other intangible assets, net at December 31, 2016, were as follows:

(in millions)	Acquired Cost	Accumulated Amortization	Net Book Value
Assets subject to amortization:
Customer relationships	$704.3	$(201.6)	$502.7
Intellectual property	200.7	(72.4)	128.3
Other	15.4	(11.7)	3.7
Assets not subject to amortization:
Trade names	237.5	—	237.5
Other intangible assets, net	$1,157.9	$(285.7)	$872.2

Carlisle Companies Incorporated
Notes to Condensed Consolidated Financial Statements (Unaudited)

The net book values of other intangible assets, net by reportable segment were as follows:

(in millions)	June 30, 2017	December 31, 2016
Carlisle Construction Materials	$61.1	$55.2
Carlisle Interconnect Technologies	362.2	379.1
Carlisle FoodService Products	176.7	24.9
Carlisle Fluid Technologies	309.2	313.7
Carlisle Brake & Friction	96.1	99.3
Total	$1,005.3	$872.2

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Rent expense	$7.1	$6.7	$14.4	$13.4

Workers’ Compensation Claims and Related Losses

Workers' compensation claims accruals were included in the Condensed Consolidated Balance Sheets as follows:

(in millions)	June 30, 2017	December 31, 2016
Compensation and benefits - accrued expenses	$5.1	$5.8
Other long-term liabilities	11.5	12.3
Total workers' compensation liability	$16.6	$18.1

The liability related to workers’ compensation claims, both those reported to the Company and an estimate for those incurred but not yet reported, is based on actuarial estimates and loss development factors and the Company’s historical loss experience.

The Company maintains occurrence-based insurance coverage with certain insurance carriers in accordance with its risk management practices that provides for reimbursement of workers’ compensation claims in excess of $0.5 million.  The Company records a recovery receivable from the insurance carriers when such recovery is deemed probable based on the nature of the claim and history of recoveries.  At June 30, 2017 and December 31, 2016, the Company did not have any recovery receivables recorded for workers’ compensation claims.

Letters of Credit and Guarantees

During the normal course of business, the Company enters into commitments in the form of letters of credit and bank guarantees to provide financial and performance assurance to third parties. In April 2017, we entered into an uncommitted letter of credit and reimbursement agreement under which we may enter into commitments in the form of documentary credits, performance letters of credit or standby letters of credit for amounts not to exceed $30.0 million. See Note 12 for information regarding additional letters of credit available under the Revolving Credit Facility.

Letters of credit and bank guarantees outstanding under existing agreements were as follows:

(in millions)	June 30, 2017	December 31, 2016
Letters of credit and bank guarantees outstanding	$34.4	$28.7

Carlisle Companies Incorporated
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Environmental Matters

The Company is subject to increasingly stringent environmental laws and regulations, including those relating to air emissions, wastewater discharges, chemical and hazardous waste management, and disposal. Some of these environmental laws hold owners or operators of land or businesses liable for their own and for previous owners’ or operators’ releases of hazardous or toxic substances or wastes. Other environmental laws and regulations require the obtainment of and compliance with environmental permits. To date, costs of complying with environmental, health, and safety requirements have not been material, and we did not have any significant accruals related to potential future costs of environmental remediation as of June 30, 2017, nor do we have an asset retirement obligation recorded as of that date.  However, the nature of the Company’s operations and its long history of industrial activities at certain of its current or former facilities, as well as those acquired, could potentially result in material environmental liabilities or asset retirement obligations.

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

Note 12—Long-term Debt

Long-term debt is summarized as follows:

(in millions)	June 30, 2017	December 31, 2016	Fair Value (1)
			June 30, 2017	December 31, 2016
3.75% notes due 2022	$350.0	$350.0	$360.0	$347.2
5.125% notes due 2020	250.0	250.0	268.6	263.1
Revolving credit facility	110.0	—	110.0	—
Unamortized discount, debt issuance costs, and other	(3.3)	(3.6)
Total long term-debt	$706.7	$596.4

(1) The fair value is estimated based on current yield rates plus the Company’s estimated credit spread available for financings with similar terms and maturities. Based on these inputs, the debt instruments are classified as Level 2 in the fair value hierarchy.

Carlisle Companies Incorporated
Notes to Condensed Consolidated Financial Statements (Unaudited)

Revolving Credit Facility (the "Facility")

On February 21, 2017, the Company entered into a second amendment (the "Amendment") to the Company's Third Amended and Restated Credit Agreement (the “Credit Agreement”) administered by JPMorgan Chase Bank, N.A. Among other things, the Amendment increased the lenders' aggregate revolving commitment from $600.0 million to $1.0 billion and extended the maturity date of the Facility from December 12, 2018 to February 21, 2022. During the first quarter of 2017, the Company incurred $1.4 million of debt issuance costs to finalize the amendment, which will be recognized ratably over the extended maturity date of the Facility. The Facility has a feature that allows the Company to increase availability, at our option, by an aggregate amount of up to $500.0 million through increased commitments from existing lenders or the addition of new lenders. Under the Facility, the Company may also enter into commitments in the form of standby, commercial, or direct pay letters of credit for an amount not to exceed $50.0 million. The Facility provides for variable interest pricing based on the credit rating of the senior unsecured bank debt or other unsecured senior debt. The Facility is also subject to fees based on applicable rates as defined in the agreement and the aggregate commitment, regardless of usage.

During the six months ended June 30, 2017, there were borrowings under the Facility of $263.0 million with a weighted average interest rate 2.91%. At June 30, 2017, the Facility had an outstanding balance of $110.0 million with an effective interest rate of 2.32% and $890.0 million of availability. During the year ended and as of December 31, 2016 there were no borrowings under the Facility.

Covenants and Limitations

Under the Company’s debt and credit facilities, the Company is required to meet various restrictive covenants and limitations, including limitations on certain leverage ratios, interest coverage, and limits on outstanding debt balances held by certain subsidiaries. The Company was in compliance with all covenants and limitations as of June 30, 2017 and December 31, 2016.

Note 13—Retirement Plans

Defined Benefit Plans

The Company recognizes net periodic benefit cost based on the actuarial analysis performed at the previous year end, adjusted if certain significant events occur during the year.

The components of net periodic benefit cost were as follows:

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Service cost	$0.6	$0.9	$1.3	$1.7
Interest cost	1.3	1.4	2.6	2.7
Expected return on plan assets	(2.6)	(2.6)	(5.1)	(5.1)
Amortization of unrecognized loss	0.7	0.6	1.3	1.2
Net periodic benefit cost	$—	$0.3	$0.1	$0.5

Defined Contribution Plans

The Company maintains defined contribution savings plans covering a significant portion of its eligible employees. Participant contributions are matched by the Company up to a 4.0% maximum of eligible compensation, subject to compensation and contribution limits as defined by the Internal Revenue Service. Employer contributions for the savings plans were as follows:

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Employer contributions	$3.5	$3.1	$8.2	$7.2

Carlisle Companies Incorporated
Notes to Condensed Consolidated Financial Statements (Unaudited)

Matching contributions are invested in funds as directed by participants. Eligible participants may also elect to invest up to 50.0% of the Company's matching contribution in Company common stock. Common shares held by the contribution savings plan were as follows:

(in millions)	June 30, 2017	December 31, 2016
Common shares held	1.2	1.2

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

Deferred revenue related to our separately priced extended warranty contracts recognized in the Condensed Consolidated Statements of Earnings were as follows:

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Extended product warranty contracts amortization	$5.1	$4.9	$10.0	$9.6

Deferred revenue included in the Condensed Consolidated Balance Sheets were as follows:

(in millions)	June 30, 2017	December 31, 2016
Extended product warranty contracts - current	$19.0	$18.8
Customer prepayments - current	12.2	4.4
Extended product warranty contracts - long-term	177.3	172.0
Deferred revenue	$208.5	$195.2

Expected costs of services to be performed under our roofing systems extended product warranty contracts are actuarially determined.  Any expected costs in excess of deferred revenue are recognized within accrued expenses.

Note 15—Accrued Expenses

The components of accrued expenses were as follows:

(in millions)	June 30, 2017	December 31, 2016
Compensation and benefits	$90.1	$97.9
Standard product warranties	31.2	29.5
Customer incentives	41.6	58.1
Income and other accrued taxes	36.2	14.2
Other accrued expenses	36.2	47.0
Accrued expenses	$235.3	$246.7

Standard product warranties

The Company offers various standard warranty programs on its products, primarily for certain installed roofing systems, high-performance cables and assemblies, fluid technologies, braking products, and foodservice equipment.  The Company’s liability for such warranty programs is included in accrued expenses.

Carlisle Companies Incorporated
Notes to Condensed Consolidated Financial Statements (Unaudited)

The change in standard product warranty liabilities for the six months ended June 30, were as follows:

(in millions)	2017	2016
Balance at January 1	$29.5	$28.9
Current year provision	9.0	10.9
Current year claims	(7.9)	(14.6)
Currency translation	0.6	—
Balance at June 30	$31.2	$25.2

Note 16—Other Long-Term Liabilities

The components of other long-term liabilities were as follows:

(in millions)	June 30, 2017	December 31, 2016
Deferred taxes and other tax liabilities	$193.9	$144.1
Pension and other post-retirement obligations	26.7	27.1
Deferred compensation	23.0	21.2
Long-term workers' compensation	11.5	12.3
Other	15.4	12.3
Other long-term liabilities	$270.5	$217.0

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

The Company has established a Rabbi Trust to provide for a degree of financial security to cover these obligations. Contributions to the Rabbi Trust by the Company are made at the discretion of management and generally are made in cash and invested in money-market funds. The Company consolidates the Rabbi Trust and therefore includes the investments in its Consolidated Balance Sheets. At June 30, 2017 and December 31, 2016, the Company's Rabbi Trust had $13.3 million and $11.7 million of cash, respectively and $3.3 million and $2.6 million of short-term investments, respectively. Management has classified these instruments as trading securities and therefore gains and losses are recorded in earnings with cash flows presented as operating cash flows.

Carlisle Companies Incorporated
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 17—Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component for the three months and six months ended June 30, were as follows:

(in millions)	Accrued post-retirement benefit liability (1)	Foreign currency translation	Other, net	Total
Balance at April 1, 2017	$(26.0)	$(85.3)	$0.8	$(110.5)
Other comprehensive income (loss) before reclassifications	—	19.8	(0.3)	19.5
Amounts reclassified from accumulated other comprehensive loss	0.7	—	(0.3)	0.4
Income tax expense	(0.3)	—	—	(0.3)
Other comprehensive income (loss)	0.4	19.8	(0.6)	19.6
Balance at June 30, 2017	$(25.6)	$(65.5)	$0.2	$(90.9)

Balance at April 1, 2016	$(27.0)	$(49.8)	$0.1	$(76.7)
Other comprehensive loss before reclassifications	—	(15.0)	—	(15.0)
Amounts reclassified from accumulated other comprehensive loss	0.6	—	(0.1)	0.5
Net income tax expense	(0.2)	—	—	(0.2)
Other comprehensive income (loss)	0.4	(15.0)	(0.1)	(14.7)
Balance at June 30, 2016	$(26.6)	$(64.8)	$—	$(91.4)

Balance at January 1, 2017	$(26.4)	$(96.7)	$0.9	$(122.2)
Other comprehensive income (loss) before reclassifications	—	31.2	(0.2)	31.0
Amounts reclassified from accumulated other comprehensive loss	1.3	—	(0.5)	0.8
Income tax expense	(0.5)	—	—	(0.5)
Other comprehensive income (loss)	0.8	31.2	(0.7)	31.3
Balance at June 30, 2017	$(25.6)	$(65.5)	$0.2	$(90.9)

Balance at January 1, 2016	$(27.4)	$(60.0)	$0.3	$(87.1)
Other comprehensive loss before reclassifications	—	(4.8)	—	(4.8)
Amounts reclassified from accumulated other comprehensive loss	1.2	—	(0.4)	0.8
Income tax (expense) benefit	(0.4)	—	0.1	(0.3)
Other comprehensive income (loss)	0.8	(4.8)	(0.3)	(4.3)
Balance at June 30, 2016	$(26.6)	$(64.8)	$—	$(91.4)

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

For instruments that are designated and qualify as cash flow hedges, the Company had foreign exchange contracts with maturities less than one year and an aggregate U.S. dollar equivalent notional value of $7.8 million and $17.6 million at June 30, 2017 and December 31, 2016, respectively. The gross fair value was insignificant at June 30, 2017 and December 31, 2016. The effective portion of changes in the fair value of the contracts is recorded in accumulated other comprehensive loss in the Condensed Consolidated Statements of Shareholders’ Equity and is recognized in operating income when the underlying forecasted transaction impacts earnings.

Carlisle Companies Incorporated
Notes to Condensed Consolidated Financial Statements (Unaudited)

For instruments that are not designated as a cash flow hedge, the Company had foreign exchange contracts with maturities less than one year and an aggregate U.S. dollar equivalent notional value of $38.3 million and $39.3 million at June 30, 2017 and December 31, 2016, respectively. The gross fair value was insignificant at June 30, 2017 and December 31, 2016. The unrealized gains and losses resulting from these contracts were immaterial and are recognized in other income, net and partially offset corresponding foreign exchange gains and losses on these balances.

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

Interconnect Technologies

During 2017, Carlisle Interconnect Technologies initiated plans to relocate certain of its aerospace manufacturing operations in Littleborough, United Kingdom to an existing manufacturing operation. During the second quarter and the six months ended June 30, 2017, CIT recognized $0.4 million and $1.3 million of employee severance costs, respectively. Total employee severance expenses are expected to approximate $1.5 million, with expenses to be recognized through the third quarter of 2017.

As previously announced, CIT is incurring costs related to planned growth opportunities and long-term cost competitiveness improvements in the medical business. During the second quarter and the six months ended June 30, 2017, we expensed an additional $2.0 million and $2.6 million of employee termination benefits related to this action, respectively. The aggregate amount of cumulative expense recognized is $10.2 million through June 30, 2017, with total expected costs to be approximately $14.0 million, with the incremental expenses to be recognized primarily through the second half of 2018. Cash payments will be incurred beginning in the second half of 2017 through the second half of 2018. Other associated costs are not expected to be significant.

Fluid Technologies

As previously announced, Carlisle Fluid Technologies is incurring costs related to the relocation of administrative functions and facilities within the U.S. During the second quarter and the six months ended June 30, 2017, we recognized $0.5 million and $1.0 million of additional expenses respectively, primarily relocation and facility closure costs. The aggregate amount of cumulative expense recognized is $5.1 million through June 30, 2017, with total expected costs to be approximately $5.2 million. The remaining amounts will be incurred principally through the fourth quarter of 2017.

Brake & Friction

On February 9, 2017, the Company announced that it would exit its manufacturing operations in Tulsa, Oklahoma and relocate the majority of those operations to its existing manufacturing facility in Medina, Ohio. This action is expected to take approximately 18 to 21 months to complete. Total associated exit and disposal costs are expected to be between $18.0 million to $21.0 million, including:

•
Non-cash accelerated depreciation of long-lived assets at the Oklahoma facility, which is primarily property, plant and equipment that will not be transferred to Ohio (between $6.0 million to $7.0 million expected to be recognized ratably through the first quarter of 2019),

•	Costs to relocate and install equipment (between $5.5 million to $7.0 million, expected to be incurred primarily in the second half of 2018),

•	Employee retention and termination benefits (approximately $2.5 million, expected to be incurred ratably through the second half of 2018),

Carlisle Companies Incorporated
Notes to Condensed Consolidated Financial Statements (Unaudited)

•
Other associated costs related to the closure of the facility and internal administration of the project (between $4.0 million to $4.5 million, expected to be incurred primarily in the second half of 2018).

During the second quarter and the six months ended June 30, 2017, the Company incurred $1.7 million and $2.0 million of exit and disposal expenses respectively, primarily related to other miscellaneous costs of managing the projects.

Consolidated Summary

The Company's exit and disposal expense by activity is as follows:

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Employee severance and benefit arrangements	$3.0	$1.0	$5.4	$2.4
Relocation costs	0.6	1.4	0.9	1.4
Other restructuring costs	1.4	0.3	1.9	0.3
Total exit and disposal costs	$5.0	$2.7	$8.2	$4.1

The Company's exit and disposal activities expense by segment is as follows:

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Carlisle Interconnect Technologies	$2.5	$—	$4.8	$—
Carlisle Fluid Technologies	0.5	1.9	1.0	3.0
Carlisle Brake & Friction	1.7	—	2.0	—
Corporate	0.3	0.8	0.4	1.1
Total exit and disposal costs	$5.0	$2.7	$8.2	$4.1

The Company's exit and disposal activities expense by financial statement line item is as follows:

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of goods sold	$2.0	$—	$3.8	$—
Selling and administrative expenses	3.0	2.5	4.3	3.9
Research and development expenses	—	—	0.1	—
Other income, net	—	0.2	—	0.2
Total exit and disposal costs	$5.0	$2.7	$8.2	$4.1

The Company's change in exit and disposal activities liability is as follows:

(in millions)	Carlisle Interconnect Technologies	Carlisle Fluid Technologies	Carlisle Brake & Friction	Corporate	Total
Balance at January 1, 2017	$7.6	$0.7	$—	$0.7	$9.0
Charges	4.8	1.0	2.0	0.4	8.2
Cash payments	(1.5)	(1.4)	(1.0)	(0.8)	(4.7)
Other adjustments and non-cash settlements	0.7	(0.2)	(0.7)	—	(0.2)
Balance at June 30, 2017	$11.6	$0.1	$0.3	$0.3	$12.3

The liability of $12.3 million primarily relates to employee severance and benefit arrangements, and is included in accrued expenses in the Consolidated Balance Sheet.

Carlisle Companies Incorporated
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 20—Subsequent Events

On July 3, 2017, the Company acquired Drexel Metals, Inc., ("Drexel") for estimated consideration of $54.0 million, net of cash acquired and to be adjusted for a working capital settlement. Drexel is a leading provider of architectural standing seam metal roofing systems for commercial, institutional and residential applications. The preliminary purchase price allocation is in its early stages and all items are pending valuation. The results of operations of the acquired business will be reported within the Construction Materials segment.

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

Business Performance

(in millions, except per share amounts)	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Change		2017	2016	Change
Net sales	$1,071.7	$996.9	7.5%		$1,929.0	$1,790.9	7.7%
Income from continuing operations	$102.3	$115.3	(11.3)%		$163.8	$183.8	(10.9)%
Diluted EPS from continuing operations	$1.58	$1.75	(9.7)%		$2.52	$2.80	(10.0)%

EBIT	$158.8	$178.9	(11.2)%		$255.5	$289.5	(11.7)%
EBIT Margin	14.8%	17.9%	(310)	bps	13.2%	16.2%	(300)	bps

Second Quarter of 2017 Compared to Second Quarter of 2016

Net sales increase in the second quarter of 2017 primarily reflected higher net sales volume at Construction Materials due to favorable commercial roofing market conditions and contribution from acquisitions in the FoodService Products and Interconnect Technologies segments. These increases were partially offset by lower sales volume at Interconnect Technologies, primarily due to technology changes in aerospace in-flight communication and in-sourcing initiatives by a large commercial aerospace customer.

The decrease in income from continuing operations, EBIT and EBIT margin in the second quarter of 2017 primarily reflected unfavorable operating performance at Interconnect Technologies, as a result of technology changes in aerospace in-flight communication and customer in-sourcing, unfavorable price and raw material cost dynamics in the Construction Materials segment, and $8.1 million of pre-tax charges for facility rationalization and plant restructuring initiatives, primarily at Interconnect Technologies. The decrease was partially offset by sales volume increases in the Construction Materials and Brake & Friction segments and savings from COS.

Carlisle Companies Incorporated

First Six Months of 2017 Compared to First Six Months of 2016

Net sales increased in the first six months of 2017, primarily due to higher net sales volume at Construction Materials related to the strength of the domestic roofing business as well as contribution from acquisitions, primarily San Jamar, in the FoodService Products segment.  These increases were partially offset by the aforementioned lower sales volume at Interconnect Technologies, due to the technology shift from standard in-flight entertainment ("IFE") products and customer in-sourcing efforts.

The decrease in income from continuing operations, EBIT and EBIT margin in the first six months of 2017 was primarily due to unfavorable operating performance at Interconnect Technologies as well as unfavorable raw material dynamics, approximately $13.3 million of charges for facility rationalization and plant restructuring projects, and $4.3 million of acquired inventory costs. Partially offsetting the year-over-year decline were higher net sales volumes in the Construction Materials and Brake & Friction segments and savings from COS.

We generated $134.7 million in operating cash flows in the first six months of 2017.  We utilized cash on hand, cash provided by operations, and funds from our Revolving Credit Facility to fund acquisitions, fund capital projects, and pay dividends to shareholders.

Matters Impacting Future Results

For the year, we continue to plan for total net sales growth to be in the mid-to-high-single digit percent range. We expect capital expenditures will be approximately $125 to $150 million as investments identified for expansion at CCM, CIT, and CFT move forward and the additional cost reduction improvements at CBF related to their footprint rationalization efforts continue.

Acquisitions

2017 Acquisitions

On July 3, 2017, we acquired Drexel Metals, Inc., ("Drexel") for estimated consideration of $54.0 million, net of cash acquired and to be adjusted for a working capital settlement, utilizing funds from our Revolving Credit Facility. Drexel is a leading provider of architectural standing seam metal roofing systems for commercial, institutional and residential applications. The results of operations of the acquired business will be reported within the Construction Materials segment.

On January 31, 2017, we acquired Arbo Holdings Limited (“Arbo”) for consideration of $10.3 million, net of $1.2 million cash acquired and including the estimated fair value of contingent consideration of $2.5 million. Arbo is a leading provider of sealants, coatings, and membrane systems used for waterproofing and sealing buildings and other structures. The results of operations of the acquired business are reported within the Construction Materials segment.

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

Consolidated Results of Operations

Net Sales

(in millions)	Three Months Ended June 30,			Acquisition Effect	Volume Effect	Price Effect	Exchange Rate Effect
	2017	2016	Change
Net sales	$1,071.7	$996.9	7.5%	4.2%	4.2%	(0.2)%	(0.7)%

The increase in net sales from acquired businesses in the second quarter of 2017 primarily reflected contribution of $22.7 million from the acquisition of San Jamar in the FoodService Products segment and $15.3 million primarily from the acquisitions of Micro-Coax and Star Aviation in the Interconnect Technologies segment. The increase in net sales volume in the second quarter of 2017 primarily reflected strength of the domestic roofing business as well as higher demand for our brake and friction products.  These increases were partially offset by lower sales volume at Interconnect Technologies, primarily due to the aforementioned technology change from standard IFE products towards satellite connectivity platforms and in-sourcing initiatives by a large commercial aerospace customer. Foreign currency had an unfavorable impact on net sales. The negative impact of price primarily reflected lower selling price for our commercial roofing products.

(in millions)	Six Months Ended June 30,			Acquisition Effect	Volume Effect	Price Effect	Exchange Rate Effect
	2017	2016	Change
Net sales	$1,929.0	$1,790.9	7.7%	4.5%	4.4%	(0.5)%	(0.7)%

The increase in net sales from acquired businesses in the first six months of 2017 primarily reflected contribution of $42.0 million from the acquisition of San Jamar in the FoodService Products segment and $31.0 million primarily from the acquisitions of Micro-Coax and Star Aviation in the Interconnect Technologies segment. The increase in net sales volume in the first six months of 2017 primarily reflected higher demand for our commercial roofing and brake and friction products. These increases were partially offset by lower sales volume at Interconnect Technologies as previously mentioned. The negative impact of price was driven by the aforementioned factor.

Gross Margin

(in millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Gross profit	$314.0	$321.2	(2.2)%	$561.7	$566.6	(0.9)%
Gross margin	29.3%	32.2%		29.1%	31.6%

The decrease in gross margin (gross profit expressed as a percentage of net sales) in the second quarter of 2017 was driven by unfavorable raw material dynamics and unfavorable changes in mix, primarily at Interconnect Technologies due to the aforementioned technology shift and in-sourcing initiatives. Also included in cost of goods sold in the second quarter of 2017 were $2.0 million of plant exit and disposal costs at Interconnect Technologies and Brake and Friction attributable to our exit and disposal initiatives.

Carlisle Companies Incorporated

The decrease in gross margin for the first six months of 2017 was similarly impacted by the above noted factors as well as $3.8 million of acquired inventory costs at the FoodService Products segment. Included in cost of goods sold in first six months of 2017 were $3.8 million of plant exit and disposal costs. The decrease was partially offset by lower per unit costs resulting from higher capacity utilization as a result of higher net sales volume in the Construction Materials segment and savings from COS.

Selling and Administrative Expenses

(in millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Selling and administrative expenses	$141.6	$131.5	7.7%	$281.3	$255.6	10.1%
As a percentage of net sales	13.2%	13.2%		14.6%	14.3%

The increase in selling and administrative expense in the second quarter of 2017 primarily reflected acquired selling and administrative expenses, primarily at the FoodService and Interconnect Technologies segments. The increase in expenses also included charges for the previously announced facility rationalization and plant restructuring projects at CIT. See Note 19 in the Notes to the Condensed Consolidated Financial Statements for further information on exit and disposal activities.

Selling and administrative expense in the first six months of 2017 as a percentage of net sales increased primarily due to expense from acquired businesses, principally the San Jamar business, as well as the aforementioned factors. The selling and administrative costs from the acquired businesses also included non-cash amortization of acquired intangible assets.

Research and Development Expenses

(in millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Research and development expenses	$13.9	$12.0	15.8%	$26.7	$23.3	14.6%
As a percentage of net sales	1.3%	1.2%		1.4%	1.3%

The increase in research and development expenses in the second quarter and the first six months of 2017 primarily reflected increased activities related to new product development at our Interconnect Technologies segment.

Other Income, net

(in millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Other income, net	$(0.3)	$(1.2)	75.0%	$(1.8)	$(1.8)	—%

The decrease in other income in the second quarter of 2017 primarily reflected foreign currency fluctuations at our Interconnect Technologies and Fluid Technologies segments.

EBIT (Earnings Before Interest and Taxes)

(in millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
EBIT	$158.8	$178.9	(11.2)%	$255.5	$289.5	(11.7)%
EBIT Margin	14.8%	17.9%		13.2%	16.2%

See Segment Results of Operations within this Management's Discussion and Analysis for further information related to segment EBIT results.

Carlisle Companies Incorporated

Interest Expense, net

(in millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Interest expense	$7.1	$8.6		$13.9	$17.3
Interest income	—	(0.4)		(0.2)	(0.7)
Interest expense, net	$7.1	$8.2	(13.4)%	$13.7	$16.6	(17.5)%

The decrease in interest expense, net during the second quarter and the first six months of 2017 primarily reflected the August 2016 retirement of our $150.0 million senior unsecured note that had a stated interest rate of 6.125%, partially offset by increased interest expense due to borrowings under our Revolving Credit Facility.

Income Taxes

(in millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Income tax expense	$49.4	$55.4	(10.8)%	$78.0	$89.1	(12.5)%
Effective tax rate	32.6%	32.5%		32.3%	32.6%

The effective income tax rate on continuing operations for the first six months of 2017 was 32.3%. The year to date provision for income taxes included taxes on earnings at an anticipated annual rate of approximately 34.4% and year-to-date discrete tax benefit of $5.1 million, principally related to windfall tax benefits attributable to stock-based compensation of $3.5 million.
The effective income tax rate on continuing operations for the first six months of 2016 was 33.0% and included a year-to-date net discrete tax expense of $1.1 million.

Income from Continuing Operations and Net Income

(in millions, except per share amounts)	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Income from continuing operations	$102.3	$115.3	(11.3)%	$163.8	$183.8	(10.9)%
EPS from continuing operations
Basic	$1.59	$1.78	(10.7)%	$2.53	$2.84	(10.9)%
Diluted	1.58	1.75	(9.7)%	2.52	2.80	(10.0)%

Net income	$102.3	$115.2	(11.2)%	$164.1	$183.7	(10.7)%
EPS
Basic	$1.59	$1.78	(10.7)%	$2.53	$2.84	(10.9)%
Diluted	1.58	1.75	(9.7)%	2.52	2.80	(10.0)%

Segment Results of Operations

Carlisle Construction Materials

On July 3, 2017, we acquired Drexel for estimated consideration of $54.0 million, net of cash acquired. Drexel is a leading provider of architectural standing seam metal roofing systems for commercial, institutional and residential applications. On January 31, 2017, we acquired Arbo for consideration of $10.3 million, net of cash acquired. Arbo is a leading provider of sealants, coatings, and membrane systems used for waterproofing and sealing buildings and other structures.

Carlisle Companies Incorporated

(in millions)	Three Months Ended June 30,			Acquisition Effect	Volume Effect	Price Effect	Exchange Rate Effect
	2017	2016	Change %
Net sales	$631.2	$582.5	8.4%	0.7%	8.7%	(0.7)%	(0.3)%
EBIT	$129.0	$133.1	(3.1)%
EBIT Margin	20.4%	22.8%

CCM’s net sales growth in the second quarter of 2017 primarily reflected higher sales volume due to strong demand in the U.S. commercial roofing market partially offset by lower selling price. CCM’s EBIT and EBIT margin decline in the second quarter of 2017 was driven by unfavorable price and raw material cost dynamics. Such decreases were partially offset by higher net sales volume and COS savings.

(in millions)	Six Months Ended June 30,			Acquisition Effect	Volume Effect	Price Effect	Exchange Rate Effect
	2017	2016	Change %
Net sales	$1,077.3	$986.2	9.2%	0.6%	10.0%	(1.1)%	(0.3)%
EBIT	$209.7	$205.4	2.1%
EBIT Margin	19.5%	20.8%

CCM’s net sales growth in the first six months of 2017 primarily reflected higher net sales volume on healthy demand for commercial roofing and insulation applications partially offset by lower selling price. CCM’s EBIT margin in the first six months of 2017 decreased primarily due to unfavorable raw material cost dynamics. Such reduction was partially offset by higher net sales volume and COS savings.

Matters Impacting Future Results

In 2017, we expect CCM to achieve high single digit sales growth and we will continue to focus on maintenance of price discipline in order to offset raw material cost increases.

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

CCM’s ability to increase current selling price and volume levels is subject to significant competition, in particular from competitors that have added manufacturing capacity of commercial roofing and commercial insulation products over the last several years. Raw material input costs have also rebounded from the significant declines of the last two years.

Carlisle Interconnect Technologies

Carlisle Interconnect Technologies has initiated plans to relocate certain of its aerospace manufacturing operations in Littleborough, United Kingdom to an existing manufacturing operation. CIT is also incurring costs related to planned growth opportunities and long-term cost competitiveness improvements in the medical business. Due to these efforts, focused on improving operational efficiencies throughout the business, we anticipate continuing costs related to plant restructuring and facility rationalization throughout 2017 and 2018. We expect to generate substantial savings beginning in 2018 from these operational efficiency improvement efforts. Refer to Note 19 within the Notes to the Condensed Consolidated Financial Statements for further information regarding exit and disposal activities.

Carlisle Companies Incorporated

(in millions)	Three Months Ended June 30,			Acquisition Effect	Volume Effect	Price Effect	Exchange Rate Effect
	2017	2016	Change %
Net sales	$201.8	$209.4	(3.6)%	7.3%	(10.6)%	(0.1)%	(0.2)%
EBIT	$20.1	$39.6	(49.2)%
EBIT Margin	10.0%	18.9%

CIT's net sales change in the second quarter of 2017 reflected sales from prior year acquisitions of Micro-Coax and Star Aviation, offset by a net sales decline due to softness experienced in the IFE markets and lower volumes driven by the continued success of in-sourcing initiatives by a large commercial aerospace customer. CIT’s EBIT and EBIT margin fell primarily related to the unfavorable changes in mix due to the aforementioned IFE to SatCom technology shift and customer in-sourcing initiatives. The EBIT and EBIT margin decline also included $2.5 million of plant restructuring costs and $3.1 million of facility rationalization charges related to efforts focused on improving operational efficiencies throughout the business.

(in millions)	Six Months Ended June 30,			Acquisition Effect	Volume Effect	Price Effect	Exchange Rate Effect
	2017	2016	Change %
Net sales	$396.0	$406.1	(2.5)%	7.6%	(9.5)%	(0.3)%	(0.3)%
EBIT	$42.4	$76.2	(44.4)%
EBIT Margin	10.7%	18.8%

CIT’s net sales change for the first six months of 2017 primarily reflected the aforementioned factors. CIT’s EBIT and EBIT margin reduction for the first six months of 2017 primarily reflected unfavorable mix and charges associated with facility rationalization and plant restructuring. EBIT included $4.8 million of plant restructuring costs and $5.1 million of facility rationalization charges during the first six months of 2017.

Matters Impacting Future Results

In 2017, we expect CIT to show mid-single digit net sales decline, reflecting the impact of the aforementioned technology shift and the in-sourcing initiative by the large commercial aerospace customer.

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

(in millions)	Three Months Ended June 30,			Acquisition Effect	Volume Effect	Price Effect	Exchange Rate Effect
	2017	2016	Change %
Net sales	$87.8	$63.5	38.3%	35.7%	1.4%	1.2%	—%
EBIT	$12.1	$8.2	47.6%
EBIT Margin	13.8%	12.9%

CFS’s net sales growth in the second quarter of 2017 primarily reflected contribution of $22.7 million from the acquisition of San Jamar and increased healthcare equipment sales. CFS’s EBIT and EBIT margin increase in the second quarter of 2017 primarily reflected the San Jamar acquisition, favorable pricing initiatives, and savings from COS.

Carlisle Companies Incorporated

(in millions)	Six Months Ended June 30,			Acquisition Effect	Volume Effect	Price Effect	Exchange Rate Effect
	2017	2016	Change %
Net sales	$171.1	$123.9	38.1%	33.9%	2.9%	1.3%	—%
EBIT	$17.9	$15.3	17.0%
EBIT Margin	10.5%	12.3%

For the first six months of 2017, CFS’s net sales increase primarily reflected contribution of $42.0 million from the acquisition of San Jamar and higher demand in the healthcare market. This increase was partially offset by lower demand in the foodservice market. CFS’s EBIT increase primarily reflected impact from the San Jamar acquisition, higher net sales volume, and savings from COS. EBIT margin decrease in the first six months of 2017 primarily reflected amortization of intangible assets of approximately $5.7 million, acquired inventory costs of $3.8 million, and unfavorable raw material dynamics.

Matters Impacting Future Results

We expect CFS to achieve 2017 full year net sales growth of approximately 40%, inclusive of San Jamar.

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

(in millions)	Three Months Ended June 30,			Acquisition Effect	Volume Effect	Price Effect	Exchange Rate Effect
	2017	2016	Change %
Net sales	$71.0	$68.2	4.1%	—%	6.2%	1.7%	(3.8)%
EBIT	$7.5	$7.3	2.7%
EBIT Margin	10.6%	10.7%

CFT's net sales growth in the second quarter of 2017 primarily reflected higher demand for general industrial and automotive finishing products in North America and Asia. Net sales growth was partially offset by unfavorable fluctuations in foreign exchange rates. CFT’s EBIT increase for the second quarter of 2017 was driven by higher sales volume, COS savings, and non-recurring costs recorded in the second quarter of 2016 that did not repeat, partially offset by the continuation of ongoing investments to position the business for future growth and margin improvement. During the second quarter of 2016, CFT incurred $1.9 million of exit and disposal related charges as compared to $0.5 million incurred during the second quarter of 2017.

(in millions)	Six Months Ended June 30,			Acquisition Effect	Volume Effect	Price Effect	Exchange Rate Effect
	2017	2016	Change %
Net sales	$131.5	$129.4	1.6%	1.0%	2.9%	1.5%	(3.8)%
EBIT	$12.4	$14.2	(12.7)%
EBIT Margin	9.4%	11.0%

CFT's net sales growth in the first six months of 2017 primarily reflected higher demand for general industrial and automotive finishing products in North America, favorable pricing initiatives, and contribution of sales from the acquisition of MS Powder. Partially offsetting the sales growth was decreased sales volumes in Asia Pacific, primarily due to the timing of system sales, as well as unfavorable fluctuations in foreign exchange rates. CFT’s EBIT and EBIT margin decrease for the first six months of 2017 was primarily due to ongoing investments to position the business for future growth and margin improvement and unfavorable fluctuations in foreign exchange rates. Included in CFT's EBIT in the first six months of 2017 were consolidation and relocation activities costs of $1.0 million.

Carlisle Companies Incorporated

Matters Impacting Future Results

In 2017, we expect CFT to achieve mid-single digit net sales growth, as the outlook for the largest global end markets remains positive. Driven by focus on improving operational efficiencies throughout the business, CFT expects to accelerate facility consolidation efforts in the second half of 2017. We anticipate to incur approximately $13 million in charges related to these efforts.
Portions of CFT’s annual net sales are for the development and assembly of large fluid handling or other application systems projects.  Net sales volumes at CFT are generally lower in the first and second quarters of the year due to timing of large systems orders and customer buying patterns.  In addition, the timing of system sales can cause significant year-over-year sales variances.

Carlisle Brake & Friction

CBF has aggressively addressed its challenging markets by realigning its cost structure. In conjunction with such, on February 9, 2017, we announced that we would exit our manufacturing operations in Tulsa, Oklahoma and relocate the majority of those operations to our existing manufacturing facility in Medina, Ohio. This action is expected to continue through 2018. See Note 19 in the Notes to the Condensed Consolidated Financial Statements for further information.

As part of the relocation effort, we will also invest additional capital in our Medina, Ohio facility. The capital investment is anticipated to be approximately $13.0 million to $16.0 million to expand the facility and between approximately $15.0 million to $16.0 million to purchase new, more efficient equipment to replace equipment not being relocated.

(in millions)	Three Months Ended June 30,			Acquisition Effect	Volume Effect	Price Effect	Exchange Rate Effect
	2017	2016	Change %
Net sales	$79.9	$73.3	9.0%	—%	10.4%	0.1%	(1.5)%
EBIT	$1.4	$4.8	(70.8)%
EBIT Margin	1.8%	6.5%

CBF’s net sales growth in the second quarter of 2017 primarily reflected net sales volume increases in the mining, construction and agriculture markets, partially offset by weaker demand in the aircraft braking market. Net sales growth was also partially offset by unfavorable fluctuations in foreign exchange rates. CBF’s EBIT and EBIT margin declined in the second quarter of 2017 as a result of unfavorable product mix, unfavorable raw material dynamics, and expenses related to cost reduction actions previously noted. During the second quarter of 2017, CBF recognized $1.7 million in exit and disposal expenses in conjunction with the exit of our Tulsa, Oklahoma manufacturing operations. The decline was partially offset by lower per unit cost resulting from higher capacity utilization due to higher net sales volume and savings from COS.

(in millions)	Six Months Ended June 30,			Acquisition Effect	Volume Effect	Price Effect	Exchange Rate Effect
	2017	2016	Change %
Net sales	$153.1	$145.3	5.4%	—%	7.1%	(0.1)%	(1.6)%
EBIT	$2.6	$8.5	(69.4)%
EBIT Margin	1.7%	5.8%

For the first six months of 2017, CBF’s net sales growth reflected higher demand from the construction, mining, agriculture, and military markets. Net sales growth for the first six months of 2017 was partially offset by unfavorable fluctuations in foreign exchange rates. CBF’s EBIT and EBIT margin declined in the first six months of 2017 primarily as a result of unfavorable product mix, unfavorable raw material dynamics, and expenses related to cost reduction actions previously noted. During the first six months of 2017, CBF recognized $2.0 million in exit and disposal expenses in conjunction with the exit of our Tulsa, Oklahoma manufacturing operations. The decline was partially offset by higher net sales volumes and savings from COS.

Carlisle Companies Incorporated

Matters Impacting Future Results

In 2017, we expect CBF to achieve mid-single digit net sales growth in 2017.
CBF remains focused on new sources of revenue, cost reduction, operational efficiency and positive cash flow generation; however, demand for CBF’s off-highway applications for heavy industrial equipment in construction and mining remains uncertain and may change due to changing global economic and political dynamics.

Corporate

(in millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change %	2017	2016	Change %
Corporate expenses	$11.3	$14.1	(19.9)%	$29.5	$30.1	(2.0)%
As a percentage of net sales	1.1%	1.4%

The decrease in corporate expenses in the second quarter and first six months of 2017 primarily reflected a decrease in compensation related and other relocation expenses, primarily pertaining to 2016 costs incurred in conjunction with the relocation to Scottsdale, Arizona. The decline was partially offset by increased acquisition-related transaction and legal expenses.

Matters Impacting Future Results

In conjunction with the acquisition of LHi Technology (“LHi”) in October 2014, we recorded an indemnification asset related to the indemnification of Carlisle for certain pre-acquisition liabilities, principally related to direct and indirect tax uncertainties. The remaining indemnification asset of $6.1 million at June 30, 2017 is expected to be recognized in selling and administrative expenses upon expiration in the third quarter of 2017, unless claims are made against the seller prior to such time. We expect the net impact to selling and administrative expenses in our consolidated financial statements related to the LHi acquisition to be $4.6 million, net of certain liabilities related to this indemnification, during the third quarter of 2017.

Liquidity and Capital Resources

A summary of our cash and cash equivalents by region is summarized as follows:

(in millions)	June 30, 2017	December 31, 2016
Europe	$57.6	$52.8
China	24.7	22.5
Asia Pacific region (excluding China)	15.1	19.1
Other international regions	14.0	13.5
Non-U.S. subsidiaries cash and cash equivalents	111.4	107.9
U.S. subsidiaries cash and cash equivalents	28.4	277.4
Cash and cash equivalents	$139.8	$385.3

We maintain liquidity sources primarily consisting of cash and cash equivalents as well as borrowings under the revolving credit facility.  Cash generated by operations is our primary source of liquidity. The decrease in cash and cash equivalents compared to December 31, 2016 was primarily related to the cash consideration paid for the acquisition of San Jamar, which closed in January 2017. Another potential source of liquidity is access to capital markets should we so choose. During the first six months of 2017, we utilized borrowings from our revolving credit facility to fund share purchases and capital expenditures. See Debt Instruments below for further information.

We consider our non-U.S. cash to be permanently reinvested in our foreign operations and our current plans do not demonstrate a need, nor do we plan, to repatriate such cash to fund U.S. operations, invest in our growth initiative or other financing activities. Further, cash held by subsidiaries in China is subject to local laws and regulations that require government approval for conversion of such cash to and from U.S. Dollars, as well as for transfer of such cash to entities that are outside of China.

Carlisle Companies Incorporated

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

Sources and Uses of Cash and Cash Equivalents

	Six Months Ended June 30,
(in millions)	2017	2016
Net cash provided by operating activities	$134.7	$179.9
Net cash used in investing activities	(291.9)	(148.9)
Net cash used in financing activities	(90.4)	(44.8)
Effect of foreign currency exchange rate changes on cash	2.1	1.0
Change in cash and cash equivalents	$(245.5)	$(12.8)

Operating Activities

The decrease in net cash provided by operating activities in the first six months of 2017 was primarily attributable to lower net income and cash used to fund working capital. Working capital included increased accounts receivable primarily attributable to higher net sales volume at Construction Materials and Brake & Friction, increased inventory in preparation for forecasted sales volumes, and timing of accrued expense payments.

Investing Activities

The cash used in investing activities of $291.9 million for the first six months of 2017 was primarily the result of cash utilized to acquire San Jamar in the FoodService segment and Arbo in the Construction Materials segment.  In comparison, cash used in investing activities of $148.9 million for the first six months of 2016 reflected cash utilized acquisition of MS Powder in the Fluid Technologies segment and Micro-Coax in the Interconnect Technologies segment. Cash used to fund capital expenditures primarily reflected capital projects at CIT for expansion of operations in Mexico and the U.S. as well as projects at CCM that included a new domestic training center and capacity expansion efforts in Germany.

We expect capital expenditures will be approximately $125 to $150 million as investments identified for expansion at CCM, CIT, and CFT move forward and the additional cost reduction improvements at CBF related to their footprint rationalization efforts continue. On July 3, 2017, we acquired Drexel utilizing approximately $55.7 million of funds from our Revolving Credit Facility.

Financing Activities

The cash used in financing activities of $90.4 million in the first six months of 2017 primarily reflected activity under our share repurchase program. During the first six months of 2017, we used $150.0 million to repurchase shares as compared to $40.9 million during the first six months of 2016. In addition to increased share repurchases, dividends paid increased for the first six months of 2017 due to the increased dividend rate of $0.70 per share as compared to $0.60 per share. In addition, we also borrowed $263.0 million and repaid $153.0 million on our revolving credit facility during the first six months of 2017. Borrowings were utilized to fund share repurchases and the aforementioned investing activities.

Through our share repurchase program, we anticipate further share repurchases of approximately $100 million in the second half of 2017.

Carlisle Companies Incorporated

Debt Instruments

On February 21, 2017, we entered into a second amendment (the "Amendment") to our Third Amended and Restated Credit Agreement (the “Credit Agreement”) administered by JPMorgan Chase Bank, N.A. Among other things, the Amendment increases the lenders' aggregate revolving commitment from $600.0 million to $1.0 billion and extends the maturity date of the Credit Agreement from December 12, 2018 to February 21, 2022. The Facility has a feature that allows the Company to increase availability, at our option, by an aggregate amount of up to $500.0 million through increased commitments from existing lenders or the addition of new lenders. Under the Facility, we may also enter into commitments in the form of standby, commercial, or direct pay letters of credit for an amount not to exceed $50.0 million. The Facility provides for variable interest pricing based on the credit rating of the senior unsecured bank debt or other unsecured senior debt and is also subject to commitment fees.

At June 30, 2017, we had an outstanding balance of $110.0 million with $890.0 million of our revolving credit facility available for use. The outstanding balance at June 30, 2017 had an effective interest rate of 2.32%. We had borrowings of $263.0 million under the revolving credit facility during the first six months of 2017, primarily utilized to fund share repurchases and investing activities. We have senior unsecured notes outstanding of $250 million due 2020 (at a stated interest rate of 5.125%), and $350 million due 2022 (at a stated interest rate of 3.75%) that are rated BBB by Standard & Poor’s and Baa2 by Moody’s.

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

Carlisle Companies Incorporated

Goodwill and Indefinite-Lived Intangible Assets

Indefinite-Lived Intangible Assets

During 2016, we recognized a pre-tax impairment charge of $11.5 million related to our Wellman trade name, primarily reflecting a decline in estimated future revenue related to this trade name. We continue to closely monitor actual results versus expectations as well as whether to what extent any significant changes in current events or conditions result in corresponding changes to our expectations about future estimated revenues. In the first six months of 2017, we did not identify any additional events that required us to perform an impairment test related to the Wellman trade name. If our adjusted expectations of recovery, both in size and timing, in CBF’s end markets do not materialize, or the weighted average cost of capital increases (based on increases in interest rates, market rates of return, and market volatility), the Company may be required to record additional impairment charges.

Goodwill

In the first quarter of 2017, we adopted ASU 2017-04, Simplifying the Test for Goodwill Impairment (see Note 2 to the Consolidated Financial Statements in Item 1). This ASU eliminated step 2 of the goodwill impairment test described in Critical Accounting Estimates in our 2016 Form 10-K. While the elimination of step 2 will reduce the cost and complexity of performing goodwill impairment tests, it could result in different amounts being recognized in future periods versus the single-step test, as we will no longer be required to perform a hypothetical purchase price allocation to measure the goodwill impairment. This hypothetical purchase price allocation required the reporting unit’s underlying net assets be measured at fair value with differences from their carrying values either increasing or decreasing the hypothetical amount of goodwill and therefore increasing or decreasing any potential goodwill impairment loss.

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

•	Revenue growth rates: We utilize a revenue growth rate based on historical growth patterns, industry analysis and management’s experience, which vary based on the reporting unit being evaluated.

•	EBIT margins: We utilize historical and expected EBIT margins, which vary based on the projections of each reporting unit being evaluated.

The methods and key assumptions utilized to determine the fair value of our reporting units will not change as a result of adopting this ASU. As noted above, the WACC is a key assumption utilized to determine fair value of our reporting units as well as the fair value of indefinite-lived intangible assets. As required by ASC 350, Intangibles - Goodwill and Other, we monitor our reporting units and indefinite-lived intangible assets for impairment quarterly as to whether any triggering events are present, including changes in the related WACC and if so, perform the required interim impairment tests using the methods and assumptions described above. During 2017, interest rates, and therefore the related cost of capital and assumed market rates of return, have increased. As of June 30, 2017, we did not identify any triggering events, however, if interest rates continue to rise we may be required to perform interim impairment tests and recognize impairment charges, which may be material.

In particular, during 2016, we recognized a goodwill impairment charge of $130.0 million related to our CBF reporting unit, primarily reflecting continued declines in sales related to overall market conditions and lower expectations of recovery in CBF’s various end markets. We continue to closely monitor actual results versus expectations as well as whether and to what extent any significant changes in current events or conditions result in corresponding changes to our expectations about future estimated cash flows as well as the weighted average cost of capital. If our adjusted expectations of recovery, both in size and timing in CBF’s end markets do not materialize, or the WACC increases (based on increases in interest rates, market rates of return, and market volatility), we may be required to record additional intangible asset and goodwill impairment charges, which may be material. At December 31, 2016, goodwill allocated to the CBF reporting unit totaled $96.4 million and the fair value of the CBF reporting unit exceeded its carrying value by five percent. In the first six months of 2017, we did not identify any additional events that required us to perform an impairment test related to goodwill of the CBF reporting unit.

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

See Note 10 to the Condensed Consolidated Financial Statements in Item 1 for more information regarding goodwill.

New Accounting Pronouncements

See Note 2 to the Condensed Consolidated Financial Statements in Item 1 for more information regarding new accounting pronouncements.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes in the Company’s market risk for the six months ended June 30, 2017. For additional information, refer to Item 7A of the Company’s 2016 Annual Report on Form 10-K.

Item 4. Controls and Procedures

(a) Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation and as of June 30, 2017, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

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

Item 1A. Risk Factors

During the six months ended June 30, 2017, there were no material changes to the risk factors disclosed in “PART I—Item 1A. Risk Factors” of the Company’s 2016 Annual Report on Form 10-K.

Carlisle Companies Incorporated

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the repurchase of common stock during the three months ended June 30, 2017:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 2017	491	$107.84	—	4,835,689
May 2017	1,192,958	$101.42	1,182,889	3,652,800
June 2017	299,225	$100.30	299,225	3,353,575
Total	1,492,674		1,482,114

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

We may also reacquire shares outside of the repurchase program from time to time in connection with the forfeiture of shares in satisfaction of tax withholding obligations from the vesting of share-based compensation. There were 10,560 shares reacquired in transactions outside of the repurchase program during the three months ended June 30, 2017.

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

July 26, 2017
By: /s/ Robert M. Roche
Name: Robert M. Roche
Title: Vice President and Chief Financial Officer