Form 10-Q
period 2017-09-30
CARLISLE COMPANIES INC
filed 2017-10-25
CIK 790051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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

Yes  ☐  No  ☒

Shares of common stock outstanding at October 19, 2017: 61,963,646

Carlisle Companies Incorporated

Carlisle Companies Incorporated

Item 1. Financial Statements

Condensed Consolidated Statements of Earnings and Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions except share and per share amounts)	2017	2016	2017	2016
Net sales	$1,089.1	$991.0	$3,018.1	$2,781.9

Cost of goods sold	777.6	667.4	2,144.9	1,891.7
Selling and administrative expenses	152.2	135.6	433.5	391.2
Research and development expenses	13.5	12.3	40.2	35.6
Impairment charges	—	141.5	—	141.5
Other expense (income), net	2.9	(2.2)	1.1	(4.0)
Earnings before interest and income taxes	142.9	36.4	398.4	325.9
Interest expense, net	7.7	7.5	21.4	24.1
Earnings before income taxes from continuing operations	135.2	28.9	377.0	301.8
Income tax expense	48.8	38.4	126.8	127.5
Income (loss) from continuing operations	86.4	(9.5)	250.2	174.3

Discontinued operations:
(Loss) income before income taxes	(0.1)	(0.6)	0.3	(0.7)
Income tax (benefit) expense	—	(0.3)	0.1	(0.3)
(Loss) income from discontinued operations	(0.1)	(0.3)	0.2	(0.4)
Net income (loss)	$86.3	$(9.8)	$250.4	$173.9

Basic earnings per share attributable to common shares:
Income (loss) from continuing operations	$1.38	$(0.15)	$3.91	$2.69
Income from discontinued operations	—	—	—	—
Basic earnings (loss) per share	$1.38	$(0.15)	$3.91	$2.69

Diluted earnings per share attributable to common shares:
Income (loss) from continuing operations	$1.37	$(0.15)	$3.89	$2.66
(Loss) income from discontinued operations	—	—	—	—
Diluted earnings (loss) per share	$1.37	$(0.15)	$3.89	$2.66

Average shares outstanding (in thousands):
Basic	62,432	64,353	63,503	64,206
Diluted	62,797	64,353	63,916	64,879

Dividends declared and paid	$23.2	$22.8	$69.0	$61.8
Dividends declared and paid per share	$0.37	$0.35	$1.07	$0.95

Comprehensive income:
Net income (loss)	$86.3	$(9.8)	$250.4	$173.9
Other comprehensive income (loss)
Foreign currency translation	13.4	(0.5)	44.6	(5.3)
Accrued post-retirement benefit liability, net of tax	0.4	0.3	1.2	1.1
Other, net of tax	(0.2)	(0.1)	(0.9)	(0.4)
Other comprehensive income (loss)	13.6	(0.3)	44.9	(4.6)
Comprehensive income (loss)	$99.9	$(10.1)	$295.3	$169.3

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated

Condensed Consolidated Balance Sheets

(in millions except share and per share amounts)	September 30, 2017	December 31, 2016
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$147.6	$385.3
Receivables, net of allowance of $5.1 million and $4.0 million, respectively	690.8	511.6
Inventories	454.8	377.0
Prepaid expenses	25.3	24.3
Other current assets	43.2	57.0
Total current assets	1,361.7	1,355.2

Property, plant, and equipment, net	698.5	632.2

Other assets:
Goodwill, net	1,212.8	1,081.2
Other intangible assets, net	1,018.6	872.2
Other long-term assets	26.3	25.0
Total other assets	2,257.7	1,978.4

TOTAL ASSETS	$4,317.9	$3,965.8

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$328.9	$243.6
Accrued expenses	277.4	246.7
Deferred revenue	29.3	23.2
Total current liabilities	635.6	513.5

Long-term liabilities:
Long-term debt	781.9	596.4
Deferred revenue	182.4	172.0
Other long-term liabilities	281.7	217.0
Total long-term liabilities	1,246.0	985.4

Commitments and contingencies (See Note 11)

Shareholders' equity:
Preferred stock, $1 par value per share (authorized and unissued 5,000,000 shares)	—	—
Common stock, $1 par value per share (authorized 200,000,000 shares; issued 78,661,248 shares; outstanding 61,763,078 and 64,257,182 shares, respectively)	78.7	78.7
Additional paid-in capital	346.8	335.3
Deferred compensation equity	11.9	10.3
Treasury shares, at cost (16,714,585 and 14,178,801 shares, respectively)	(652.6)	(382.6)
Accumulated other comprehensive loss	(77.3)	(122.2)
Retained earnings	2,728.8	2,547.4
Total shareholders' equity	2,436.3	2,466.9

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,317.9	$3,965.8

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(in millions)	2017	2016
Operating activities
Net income	$250.4	$173.9
Reconciliation of net income to net cash provided by operating activities:
Depreciation	61.5	55.9
Amortization	59.2	46.1
Impairment charges	—	141.5
Stock-based compensation, net of tax benefit	11.9	(3.1)
Other operating activities, net	3.5	(21.6)
Changes in assets and liabilities, excluding effects of acquisitions:
Receivables	(155.3)	(93.5)
Inventories	(45.9)	(20.6)
Prepaid expenses and other assets	1.4	1.0
Accounts payable	61.3	43.3
Accrued expenses	39.9	25.3
Deferred revenues	15.4	7.4
Other long-term liabilities	(3.7)	(0.5)
Net cash provided by operating activities	299.6	355.1

Investing activities
Acquisitions, net of cash acquired	(280.0)	(103.1)
Capital expenditures	(105.8)	(77.3)
Other investing activities, net	0.2	0.8
Net cash used in investing activities	(385.6)	(179.6)

Financing activities
Repayments of borrowings	—	(150.0)
Proceeds from revolving credit facility	491.0	—
Repayments of revolving credit facility	(306.0)	—
Repurchases of common stock	(266.4)	(61.3)
Dividends paid	(69.0)	(61.8)
Withholding tax paid related to stock-based compensation	(8.2)	(4.8)
Proceeds from exercise of stock options	4.1	46.2
Net cash used in financing activities	(154.5)	(231.7)

Effect of foreign currency exchange rate changes on cash and cash equivalents	2.8	0.9
Change in cash and cash equivalents	(237.7)	(55.3)
Cash and cash equivalents
Beginning of period	385.3	410.7
End of period	$147.6	$355.4

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)
(In millions, except share and per share amounts)

	Common Stock		Additional Paid-In Capital	Deferred Compensation Equity	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Shares in Treasury		Total Shareholders' Equity
	Shares	Amount					Shares	Cost
Balance at December 31, 2015	64,051,600	$78.7	$293.4	$8.0	$(87.1)	$2,381.8	14,383,241	$(327.4)	$2,347.4
Net income	—	—	—	—	—	173.9	—	—	173.9
Other comprehensive loss, net of tax	—	—	—	—	(4.6)	—	—	—	(4.6)
Cash dividends - $0.95 per share	—	—	—	—	—	(61.8)	—	—	(61.8)
Repurchases of common stock	(656,057)	—	—	—	—	—	656,057	(61.9)	(61.9)
Issuances and deferrals, net for stock based compensation (1)	910,663	—	33.1	2.3	—	—	(909,521)	18.5	53.9
Balance at September 30, 2016	64,306,206	$78.7	$326.5	$10.3	$(91.7)	$2,493.9	14,129,777	$(370.8)	$2,446.9

Balance at December 31, 2016	64,257,182	$78.7	$335.3	$10.3	$(122.2)	$2,547.4	14,178,801	$(382.6)	$2,466.9
Net income	—	—	—	—	—	250.4	—	—	250.4
Other comprehensive income, net of tax	—	—	—	—	44.9	—	—	—	44.9
Cash dividends - $1.07 per share	—	—	—	—	—	(69.0)	—	—	(69.0)
Repurchases of common stock	(2,719,538)	—	—	—	—	—	2,719,538	(268.5)	(268.5)
Issuances and deferrals, net for stock based compensation (1)	225,434	—	11.5	1.6	—	—	(183,754)	(1.5)	11.6
Balance at September 30, 2017	61,763,078	$78.7	$346.8	$11.9	$(77.3)	$2,728.8	16,714,585	$(652.6)	$2,436.3
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

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by Carlisle Companies Incorporated (the "Company", "we", "our", "us" or "Carlisle"). The accompanying unaudited Condensed Consolidated Financial Statements do not include all disclosures as required by accounting principles generally accepted in the United States of America ("U.S."), and should be read in conjunction with the Company’s audited Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2016.

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

In our opinion, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting solely of adjustments of a normal, recurring nature, necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. We have reclassified certain prior period amounts related to the components of property, plant and equipment to conform to current period presentation (refer to Note 8).

Note 2—New Accounting Pronouncements

New Accounting Standards Adopted

     Effective January 1, 2017, the Company adopted Accounting Standards Update ("ASU") 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”).  The ASU simplifies several aspects of the accounting for stock compensation, including:

•
On a prospective basis, all income tax effects of awards are recognized in the statement of operations as tax expense or benefit at the time that the awards vest or are settled, which resulted in a $0.2 million and $3.7 million discrete income tax benefit for the third quarter and first nine months of 2017, respectively.

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

 To date, the Company's assessment has included (1) utilizing questionnaires to assist with identifying its revenue streams, (2) performing sample contract analysis, and (3) assessing the identified differences in recognition and measurement that may result from adopting this ASU. The Company has made preliminary conclusions regarding separately-priced extended warranty contracts and variable consideration, and continues its analysis with respect to (1) contracts with multi-year prospective volume rebates and, (2) whether certain contracts’ revenues will be recognized over time or at a point in time, but does not anticipate significant changes in its current revenue recognition pattern. Based on the evaluation to date, the Company does not anticipate the adoption of this standard will have a material impact on reported current net sales; however, given the Company's acquisition strategy within diverse business segments, including the pending acquisition of Accella Holdings LLC, there may be additional revenue streams acquired prior to the adoption date. Further, the Company anticipates providing incremental disaggregated revenue disclosures, including net sales by end market in its Condensed Consolidated Financial Statements, beginning in the first quarter of 2018. The Company continues to evaluate the impact of a cumulative catch-up adjustment, if any, and does not expect it to be significant to the Consolidated Balance Sheet.

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

In March 2017, the FASB issued ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires employers to include only the service cost component of net periodic pension cost and net periodic postretirement benefit cost in operating income, if such measure is presented. The other components of net benefit cost, including amortization of prior service cost/credit, and settlement and curtailment effects, are to be included in non-operating income. The ASU also stipulates that only the service cost component of net benefit cost is eligible for capitalization into inventory or other tangible assets. The effective date for adoption of this guidance is January 1, 2018, with early adoption permitted. The Company is currently evaluating the effect that this standard will have on the Consolidated Financial Statements, however does not believe this update will have a significant impact.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which expand an entity's ability to hedge nonfinancial risk and financial risk components, and reduce complexity in fair value hedges of interest rate risk. This ASU eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in fair value of a hedging instrument to be presented in the same income statement line item as the hedged item. The guidance also ceases certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. This ASU is effective January 1, 2019 and requires the use of a modified

Carlisle Companies Incorporated
Notes to Condensed Consolidated Financial Statements (Unaudited)

retrospective approach for cash flow and net investment hedges that exist as of the date of adoption. Early adoption of the ASU is permitted. The Company is currently evaluating the effect that this standard will have on the Consolidated Financial Statements, however does not believe this update will have a significant impact on its earnings, cash flows or financial position.

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

Carlisle Companies Incorporated
Notes to Condensed Consolidated Financial Statements (Unaudited)

Segment information is summarized as follows:

Three Months Ended September 30,	2017		2016
(in millions)	Net Sales	EBIT	Net Sales	EBIT
Carlisle Construction Materials	$640.2	$124.2	$578.2	$132.0
Carlisle Interconnect Technologies	210.8	25.7	218.2	42.2
Carlisle FoodService Products	86.7	11.6	63.0	9.0
Carlisle Fluid Technologies	70.9	0.1	69.0	9.5
Carlisle Brake & Friction	80.5	1.2	62.6	(141.3)	(1)
Corporate	—	(19.9)	—	(15.0)
Total	$1,089.1	$142.9	$991.0	$36.4

Nine Months Ended September 30,	2017		2016
(in millions)	Net Sales	EBIT	Net Sales	EBIT
Carlisle Construction Materials	$1,717.5	$333.9	$1,564.4	$337.4
Carlisle Interconnect Technologies	606.8	68.1	624.3	118.4
Carlisle FoodService Products	257.8	29.5	186.9	24.3
Carlisle Fluid Technologies	202.4	12.5	198.4	23.7
Carlisle Brake & Friction	233.6	3.8	207.9	(132.8)	(1)
Corporate	—	(49.4)	—	(45.1)
Total	$3,018.1	$398.4	$2,781.9	$325.9
(1) Includes impairment charges of $141.5 million in the three and nine months ended September 30, 2016. Refer to Note 10 for further discussion.

Corporate EBIT includes other unallocated costs, primarily general corporate expenses.

Note 4— Acquisitions

Pending Acquisition

Accella

On September 29, 2017, the Company entered into a definitive purchase agreement to acquire Accella Holdings LLC, the parent company to Accella Performance Materials Inc. (collectively "Accella"), a specialty polyurethane platform, from Accella Performance Materials LLC, a subsidiary of Arsenal Capital Partners, for $670 million in cash and subject to a cash, working capital and indebtedness settlement. Accella offers a wide range of polyurethane products and solutions across a broad diversity of markets and applications. The transaction is expected to close during the fourth quarter of 2017, pending regulatory approvals. Upon completion of the transaction, the results of operations of the acquired business will be reported as part of the Construction Materials segment.

2017 Acquisitions

Proforma results of operations for the 2017 acquisitions have not been presented because the effect of these acquisitions was not material to the Company's financial condition or results of operations for any of the periods presented.

Drexel Metals

On July 3, 2017, the Company acquired 100% of the equity of Drexel Metals, Inc., ("Drexel Metals") for cash consideration of $55.8 million. Drexel Metals is a leading provider of architectural standing seam metal roofing systems for commercial, institutional and residential applications. The preliminary purchase price allocation is in its early stages and all items are pending valuation.

Carlisle Companies Incorporated
Notes to Condensed Consolidated Financial Statements (Unaudited)

In the third quarter and first nine months of 2017, Drexel Metals contributed net sales of $12.8 million and EBIT of $(0.9) million to the Company's consolidated results. The results of operations of the acquired business are reported within the Construction Materials segment.

Consideration has been allocated to goodwill of $26.9 million, $19.0 million to definite-lived intangible assets, $10.4 million to indefinite-lived intangible assets, $8.8 million to inventory, $5.3 million to accounts receivable, $5.8 million to accounts payable and $10.8 million to deferred income and other taxes payable. Definite-lived intangible assets consist of customer relationships with an estimated useful life of nine years. Of the $26.9 million of goodwill, none is deductible for tax purposes. All of the goodwill was assigned to the CCM reporting unit, which aligns with the reportable segment.

Arbo

On January 31, 2017, the Company acquired 100% of the equity of Arbo Holdings Limited (“Arbo”) for estimated consideration of GBP 9.1 million or $11.5 million, including the estimated fair value of contingent consideration of GBP 2.0 million or $2.5 million and a working capital settlement, which was finalized in the second quarter of 2017. Arbo is a provider of sealants, coatings, and membrane systems used for waterproofing and sealing buildings and other structures.

In the third quarter of 2017, Arbo contributed net sales of $4.1 million and EBIT of $0.2 million to the Company's consolidated results; for the first nine months of 2017, Arbo contributed net sales of $10.3 million and EBIT of $0.3 million. The results of operations of the acquired business are reported within the Construction Materials segment.

Consideration has been allocated to goodwill of $4.7 million, $2.2 million to definite-lived intangible assets, $2.1 million to inventory, $1.6 million to indefinite-lived intangibles, $1.5 million to accounts receivable, $1.4 million to accounts payable, and $1.4 million to deferred income and other taxes payable. Definite-lived intangible assets consist of customer relationships with an estimated useful life of 15 years. Of the $4.7 million of goodwill, $1.3 million is deductible for tax purposes. All of the goodwill was assigned to the CCM reporting unit, which aligns with the reportable segment.

San Jamar

On January 9, 2017, the Company acquired 100% of the equity of SJ Holdings, Inc. (“San Jamar”) for consideration of $217.2 million. San Jamar is a provider of universal dispensing systems and food safety products for foodservice and hygiene applications. San Jamar complements the operating performance at FoodService Products by adding new products, opportunities to expand the Company's presence in complementary sales channels, and a history of profitable growth.

In the third quarter of 2017, San Jamar contributed net sales of $22.9 million and EBIT of $2.8 million to the Company's consolidated results; for the first nine months of 2017, San Jamar contributed net sales of $64.9 million and EBIT of $3.5 million. The results of operations of the acquired business are reported within the FoodService Products segment.

Carlisle Companies Incorporated
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the consideration transferred to acquire San Jamar and the preliminary allocation of the purchase price among the assets acquired and liabilities assumed.

	Preliminary Allocation	Measurement Period Adjustments	Revised Preliminary Allocation
(in millions)	As of 1/9/2017		As of 9/30/2017
Total consideration transferred	$217.2	$—	217.2
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$3.5	$—	3.5
Receivables	9.1	—	9.1
Inventories	13.1	0.4	13.5
Prepaid expenses and other current assets	2.3	0.2	2.5
Property, plant, and equipment	4.2	—	4.2
Definite-lived intangible assets	135.1	(0.2)	134.9
Indefinite-lived intangible assets	23.6	—	23.6
Other long-term assets	3.2	—	3.2
Accounts payable	(7.0)	—	(7.0)
Income tax payable	(0.5)	—	(0.5)
Accrued expenses	(4.3)	(0.9)	(5.2)
Other long-term liabilities	(4.8)	0.3	(4.5)
Deferred income taxes	(47.2)	(2.4)	(49.6)
Total identifiable net assets	130.3	(2.6)	127.7
Goodwill	$86.9	$2.6	$89.5

The valuation of property, plant, and equipment, intangible assets, and income tax obligations is preliminary. The valuation is expected to be completed in the fourth quarter of 2017, pending receipt of the final definitive valuation report. The goodwill recognized in the acquisition of San Jamar is attributable to its experienced workforce, expected operational improvements through implementation of the Carlisle Operating System (“COS”), opportunities for product line expansions in addition to supply chain efficiencies and other administrative opportunities, and the significant strategic value of the business to Carlisle. Of the $89.5 million of goodwill, $5.0 million is deductible for tax purposes. All of the goodwill was assigned to the CFS reporting unit, which aligns with the reportable segment. The $134.9 million value allocated to definite-lived intangible assets consists of $97.8 million of customer relationships with an estimated useful life of 13 years, various acquired technologies of $36.4 million with useful lives ranging from seven to 10 years, and a non-compete agreement of $0.7 million with an estimated useful life of two years. Indefinite-lived intangible assets consist of acquired trade names.

As a result of the acquisition, the Company recognized approximately $4.5 million of pre-acquisition tax liabilities, with a corresponding indemnification asset of $3.6 million, as the seller has indemnified Carlisle for certain of these liabilities. The indemnification asset will be subsequently measured and recognized on the same basis as the corresponding liability. The related seller indemnification asset will expire in stages through the third quarter of 2021, unless claims are made against the seller prior to that date.

2016 Acquisitions

Proforma results of operations for the 2016 acquisitions have not been presented because the effect of these acquisitions was not material to the Company's financial condition or results of operations for any of the periods presented.

Star Aviation

On October 3, 2016, the Company acquired 100% of the equity of Star Aviation, Inc. (“Star Aviation”), for consideration of $82.7 million. Star Aviation is a provider of design and engineering services, testing and certification work, and manufactured products for in-flight connectivity applications on commercial, business, and military aircraft.

Carlisle Companies Incorporated
Notes to Condensed Consolidated Financial Statements (Unaudited)

In the third quarter of 2017, Star Aviation contributed net sales of $11.8 million and EBIT of $3.3 million to the Company's consolidated results; for the first nine months of 2017, Star Aviation contributed net sales of $27.8 million and EBIT of $4.4 million. The results of operations of the acquired business are reported within the Interconnect Technologies segment.

The following table summarizes the consideration transferred to acquire Star Aviation and the final allocation of the purchase price among the assets acquired and liabilities assumed.

	Preliminary Allocation	Measurement Period Adjustments	Final Allocation
(in millions)	As of 10/3/2016		As of 9/30/2017
Total consideration transferred	$82.7	$—	$82.7
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$0.3	$—	$0.3
Receivables	5.9	(0.1)	5.8
Inventories	3.1	(0.2)	2.9
Prepaid expenses and other current assets	0.1	—	0.1
Property, plant, and equipment	3.3	(0.3)	3.0
Definite-lived intangible assets	29.0	—	29.0
Accounts payable	(1.3)	0.2	(1.1)
Accrued expenses	(0.8)	0.1	(0.7)
Total identifiable net assets	39.6	(0.3)	39.3
Goodwill	$43.1	$0.3	$43.4

The valuation of property, plant, and equipment and intangible assets is final as of September 30, 2017. The goodwill recognized in the acquisition of Star Aviation is attributable to its experienced workforce, expected operational improvements through implementation of COS, opportunities for product line expansions in addition to supply chain efficiencies and other administrative opportunities, and the significant strategic value of the business to Carlisle. Goodwill of $43.4 million is deductible for tax purposes in the U.S. All of the goodwill was assigned to the CIT reporting unit, which aligns with the reportable segment. The $29.0 million value allocated to definite-lived intangible assets consists of $23.9 million of customer relationships with estimated useful lives ranging from five to 10 years, various acquired technologies of $4.7 million with an estimated useful life of six years, and a non-compete agreement of $0.4 million with a useful life of five years.

Micro-Coax

On June 10, 2016, the Company acquired 100% of the equity of Micro-Coax, Inc., and Kroll Technologies, LLC, (collectively “Micro-Coax”) for total consideration of $96.6 million. The Company finalized the working capital settlement in the fourth quarter of 2016. The acquired business is a provider of high-performance, high frequency coaxial wire and cable and cable assemblies to the defense, satellite, test and measurement, and other industrial markets.

In the third quarter of 2017, Micro-Coax contributed net sales of $9.6 million and EBIT of $1.9 million to the Company's consolidated results; for the first nine months of 2017, Micro-Coax contributed net sales of $25.3 million and EBIT of $(0.6) million. The results of operations of the acquired business are reported within the Interconnect Technologies segment.

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

The valuation of property, plant, and equipment and intangible assets was final as of June 30, 2017. The goodwill recognized in the acquisition of Micro-Coax is attributable to its experienced workforce, expected operational improvements through implementation of COS, opportunities for product line expansions in addition to supply chain efficiencies and other administrative opportunities, and the significant strategic value of the business to Carlisle. Goodwill of $40.6 million is deductible for tax purposes in the U.S. All of the goodwill was assigned to the CIT reporting unit, which aligns with the reportable segment. The $26.5 million value allocated to definite-lived intangible assets consists of $14.5 million of customer relationships with a useful life of 12 years, various acquired technologies of $10.6 million with a useful life of approximately seven years, an amortizable trade name of $0.9 million with a useful life of 10 years, and a non-compete agreement of $0.5 million with a useful life of three years.

 MS Oberflächentechnik AG

On February 19, 2016, the Company acquired 100% of the equity of MS Oberflächentechnik AG (“MS Powder”), a Swiss-based developer and manufacturer of powder coating systems and related components, for total consideration of CHF 12.3 million, or $12.4 million, including the estimated fair value of contingent consideration of CHF 4.3 million, or $4.3 million.

In the third quarter of 2017, MS Powder contributed net sales of $2.8 million and EBIT of $(0.3) million to the Company's consolidated results; for the first nine months of 2017, MS Powder contributed net sales of $6.9 million and EBIT of $(1.7) million.The results of operations of MS Powder are reported within the Fluid Technologies segment.

Consideration has been allocated to definite-lived intangible assets of $9.7 million, $4.1 million to indefinite-lived intangible assets, and $2.2 million to deferred tax liabilities, with $2.9 million allocated to goodwill.  Definite-lived intangible assets consist of $8.3 million of technology with a useful life of seven years and customer relationships of $1.4 million with a useful life of ten years. None of the goodwill is deductible for tax purposes. All of the goodwill was assigned to the CFT reporting unit, which aligns with the reportable segment.

Carlisle Companies Incorporated
Notes to Condensed Consolidated Financial Statements (Unaudited)

Prior Acquisition Matters

LHi Technology

In conjunction with the October 2014 acquisition of LHi Technology (“LHi”), the Company recorded an indemnification asset of $8.7 million in other long-term assets relating to the indemnification of Carlisle for certain pre-acquisition liabilities, principally related to direct and indirect tax uncertainties. During the third quarter of 2016, the Company concluded that $2.6 million of the indirect tax uncertainties were no longer probable, therefore resulting in the reversal of the related indemnification asset and the corresponding liability. During the third quarter of 2017, the escrow covering the remaining direct and indirect tax uncertainties expired and the remaining indirect tax uncertainties were no longer probable, resulting in the reversal of the $6.1 million indemnification asset and corresponding $1.5 million liability, with the net change of $4.6 million reflected in the Corporate segment and other expense (income), net in the Consolidated Statement of Earnings.

Note 5—Stock-Based Compensation

Incentive Compensation

The Company maintains an Incentive Compensation Program (the “Program”) for executives, certain other employees of the Company and its operating segments and subsidiaries, and the Company’s non-employee directors. Members of the Board of Directors that receive stock-based compensation are treated as employees for accounting purposes. Shareholders approved the Program on May 6, 2015. The Program allows for awards to eligible employees of stock options, restricted stock, stock appreciation rights, performance shares and units, or other awards based on Company common stock. At September 30, 2017, 3,468,501 shares were available for grant under this plan, of which 1,295,095 shares were available for the issuance of stock awards.

Stock-based compensation cost is recognized over the requisite service period, which generally equals the stated vesting period, unless the stated vesting period exceeds the date upon which an employee reaches retirement eligibility. Stock-based compensation expense is primarily included in selling and administrative expenses in the Condensed Consolidated Statements of Earnings and is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Total pre-tax stock-based compensation	$5.2	$4.1	$15.9	$12.7

Grants

The Company awarded the following stock-based compensation grants:

Nine Months Ended September 30, 2017
Stock options	364,675
Restricted stock	65,637
Performance shares	47,285
Restricted stock units	12,952

For the awards granted during the nine months ended September 30, 2017, approximately $24.1 million will be expensed over the requisite service period for each award, which generally is consistent with the vesting period.

Carlisle Companies Incorporated
Notes to Condensed Consolidated Financial Statements (Unaudited)

Stock Option Awards

Options issued under the Program generally have a three year graded vesting (i.e. one-third of total award vests on each anniversary of the grant date). All options have a maximum term life of 10 years. Shares issued to cover options under the Program may be issued from shares held in treasury, from new issuances of shares, or a combination of the two.

Stock-based compensation expense related to stock options were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Pre-tax stock-based compensation	$2.1	$1.6	5.9	4.6

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

Carlisle Companies Incorporated
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Deferred Compensation - Equity

Certain employees are eligible to participate in the Company’s Non-qualified Deferred Compensation Plan (the “Deferred Compensation Plan”). Participants may elect to defer all or part of their restricted and performance shares.  Participants have elected to defer 278,096 shares of Company common stock vested as of September 30, 2017, and 294,574 shares vested as of December 31, 2016. Company stock held for future issuance of vested awards is classified as deferred compensation equity in the Condensed Consolidated Balance Sheets and is recorded at grant date fair value.

Note 6—Income Taxes

The effective income tax rate on continuing operations for the nine months ended September 30, 2017 was 33.6%. The year-to-date provision for income taxes includes taxes on earnings at an anticipated rate of approximately 33.5%, and a year-to-date discrete tax expense of $0.3 million, primarily relating to $4.2 million of expenses from net foreign exchange gains offset by $3.7 million related to the benefit from the adoption of ASU 2016-09. Under this guidance all excess tax benefits (“windfalls”) and deficiencies (“shortfalls”) related to employee stock compensation will be recognized within income tax expense. Under prior guidance, windfalls were recognized in additional paid-in capital and shortfalls were only recognized as tax expense to the extent they exceeded the pool of windfall tax benefits. The Company adopted ASU 2016-09 effective January 1, 2017. The adoption was on a prospective basis and therefore had no impact on prior periods. See Note 2 for further information related to the change in accounting for tax benefits associated with stock-based compensation.
The effective income tax rate on continuing operations for the nine months ended September 30, 2016 was 42.5% and included a year-to-date net discrete tax benefit of $0.8 million. The effective income tax rate of 42.5% included the impact of the $141.5 million pre-tax impairment charges, for which the Company recognized a tax benefit of approximately $8.9 million. The income tax provision for the third quarter of 2016 also included incremental tax expense resulting from the first six months of 2016, having reflected a forecasted annual effective rate of 33.0%.

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

Carlisle Companies Incorporated
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following reflects income from continuing operations and share data used in the basic and diluted earnings per share computations using the two-class method:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions except share and per share amounts)	2017	2016		2017	2016
Income (loss) from continuing operations	$86.4	$(9.5)		$250.2	$174.3
Less: dividends declared - common stock outstanding, restricted shares and restricted share units	(23.2)	(22.8)		(69.0)	(61.8)
Undistributed earnings	63.2	(32.3)		181.2	112.5
Percent allocated to common shareholders (1)	99.3%	99.3%		99.4%	99.3%
	62.8	(32.1)		180.1	111.7
Add: dividends declared - common stock	23.2	22.6		68.1	61.1
Income (loss) from continuing operations attributable to common shares	$86.0	$(9.5)		$248.2	$172.8

Shares (in thousands):
Weighted-average common shares outstanding	62,432	64,353		63,503	64,206
Effect of dilutive securities:
Performance awards	82	—	(2)	82	252
Stock options	283	—	(2)	331	421
Adjusted weighted-average common shares outstanding and assumed conversion	62,797	64,353		63,916	64,879

Per share income from continuing operations attributable to common shares:
Basic	$1.38	$(0.15)		$3.91	$2.69
Diluted	$1.37	$(0.15)		$3.89	$2.66

(1) Basic weighted-average common shares outstanding	62,432	64,353		63,503	64,206
Basic weighted-average common shares outstanding, unvested restricted shares expected to vest and restricted share units	62,846	64,809		63,918	64,662
Percent allocated to common shareholders	99.3%	99.3%		99.4%	99.3%

(2) Performance awards and stock options representing approximately 252,000 and 326,000 shares, respectively, for the third quarter of 2016 were excluded from adjusted weighted-average common shares outstanding and assumed conversion for purposes of calculating diluted per share loss from continuing operations as they were anti-dilutive.

To calculate earnings per share for income from discontinued operations and for net income, the denominator for both basic and diluted earnings per share is the same as used in the above table. Income from discontinued operations and net income used in the basic and diluted earnings per share computations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions except share amounts presented in thousands)	2017	2016	2017	2016
(Loss) income from discontinued operations attributable to common shareholders for basic and diluted earnings per share	$(0.1)	$(0.3)	$0.2	$(0.4)
Net income (loss) attributable to common shareholders for basic and diluted earnings per share	$85.9	$(9.8)	$248.4	$172.4
Anti-dilutive stock options excluded from EPS calculation (1)	377	1	328	125

(1) Represents stock options excluded from the calculation of diluted earnings per share, as such, options’ assumed proceeds upon exercise would result in the repurchase of more shares than the underlying award.

Carlisle Companies Incorporated
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 8—Inventories

The components of inventory are summarized as follows:

(in millions)	September 30, 2017	December 31, 2016
Finished goods	$256.3	$218.6
Work-in-process	69.6	51.3
Raw materials	163.8	143.4
Reserves	(34.9)	(36.3)
Inventories	$454.8	$377.0

Note 9—Property, Plant, and Equipment, net

The components of property, plant, and equipment, net are summarized as follows:

(in millions)	September 30, 2017	December 31, 2016
Land and land improvements	$98.8	$94.7
Buildings and leasehold improvements	329.8	308.0
Machinery and equipment	775.4	717.9
Furniture, fixtures, and other	79.2	66.8
Projects in progress	88.9	57.5
Property, plant, and equipment, gross	1,372.1	1,244.9
Accumulated depreciation	(673.6)	(612.7)
Property, plant, and equipment, net	$698.5	$632.2

Note 10—Goodwill and Other Intangible Assets, net

The changes in the carrying amount of goodwill for the nine months ended September 30, were as follows:

	Construction Materials	Interconnect Technologies	FoodService Products	Fluid Technologies	Brake and Friction	Total
(in millions)
Balance at January 1, 2017	$117.5	$639.1	$60.3	$167.9	$96.4	$1,081.2
Goodwill acquired during year (1)	31.6	—	86.9	—	—	118.5
Measurement period adjustments (1)	—	0.3	2.6	—	—	2.9
Currency translation and other	5.9	1.0	—	3.2	0.1	10.2
Balance at September 30, 2017	$155.0	$640.4	$149.8	$171.1	$96.5	$1,212.8

(1) See Note 4 for further information on goodwill resulting from recent acquisitions.

The Company’s other intangible assets, net at September 30, 2017, were as follows:

(in millions)	Acquired Cost	Accumulated Amortization	Net Book Value
Assets subject to amortization:
Customer relationships	$833.6	$(244.7)	$588.9
Intellectual property	242.5	(92.4)	150.1
Non-compete agreements and other	16.6	(12.4)	4.2
Assets not subject to amortization:
Trade names	275.4	—	275.4
Other intangible assets, net	$1,368.1	$(349.5)	$1,018.6

Carlisle Companies Incorporated
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company’s other intangible assets, net at December 31, 2016, were as follows:

(in millions)	Acquired Cost	Accumulated Amortization	Net Book Value
Assets subject to amortization:
Customer relationships	$704.3	$(201.6)	$502.7
Intellectual property	200.7	(72.4)	128.3
Non-compete agreements and other	15.4	(11.7)	3.7
Assets not subject to amortization:
Trade names	237.5	—	237.5
Other intangible assets, net	$1,157.9	$(285.7)	$872.2

The net book values of other intangible assets, net by reportable segment were as follows:

(in millions)	September 30, 2017	December 31, 2016
Carlisle Construction Materials	$90.7	$55.2
Carlisle Interconnect Technologies	353.8	379.1
Carlisle FoodService Products	173.0	24.9
Carlisle Fluid Technologies	306.6	313.7
Carlisle Brake & Friction	94.5	99.3
Total	$1,018.6	$872.2

During the third quarter of 2016, the Company recognized impairment charges within its CBF segment related to the Wellman® trade name of $11.5 million and goodwill of $130.0 million, and as a result, the carrying value at September 30, 2016 of the Wellman® trade name is $35.4 million and goodwill is $96.5 million. In the third quarter of 2016, the Company concluded that its expectations of recovery in the near term in CBF’s related end markets had declined to the extent that it was more likely than not that the carrying value of the Wellman® trade name and CBF reporting unit were below their carrying values. Consistent with its accounting policies, prior to the adoption of ASU 2017-04, the Company performed the impairment tests for these assets through a one-step process for the Wellman® trade name and a two-step process for goodwill.

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

Goodwill

Similarly, for Step 1 of the two-step goodwill impairment test, the Company estimated the fair value of the CBF reporting unit based on the income approach utilizing the discounted cash flow method. Estimated industry weighted average cost of capital (“WACC”), revenue growth rates and earnings before interest and taxes (“EBIT”) margins for the CBF reporting unit represent the most significant assumptions used in the Company’s evaluation of fair value (i.e., Level 3 measurements). As a result, the Company determined that the fair value of the CBF reporting unit was below its carrying value by approximately 25% and therefore Step 2 of the goodwill impairment test was required to measure the amount of the Goodwill impairment. In performing the Step 2 analysis, the Company was required to allocate the reporting units’ fair value to the estimated fair values of the CBF reporting unit’s underlying asset and liabilities, both those recognized and unrecognized, with the residual amount reflecting the implied value of goodwill at September 30, 2016.

Carlisle Companies Incorporated
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Rent expense	$7.5	$6.7	$21.9	$20.1

Workers’ Compensation Claims and Related Losses

Workers' compensation claims accruals were included in the Condensed Consolidated Balance Sheets as follows:

(in millions)	September 30, 2017	December 31, 2016
Accrued expenses - compensation and benefits	$4.9	$5.8
Other long-term liabilities	10.9	12.3
Total workers' compensation liability	$15.8	$18.1

The liability related to workers’ compensation claims, both those reported to the Company and an estimate for those incurred but not yet reported, is based on actuarial estimates and loss development factors and the Company’s historical loss experience.

The Company maintains occurrence-based insurance coverage with certain insurance carriers in accordance with its risk management practices that provides for reimbursement of workers’ compensation claims in excess of $0.5 million. The Company records a recovery receivable from the insurance carriers when such recovery is deemed probable based on the nature of the claim and history of recoveries. At September 30, 2017 and December 31, 2016, the Company did not have any recovery receivables recorded for workers’ compensation claims.

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

Letters of credit and bank guarantees outstanding under existing agreements were as follows:

(in millions)	September 30, 2017	December 31, 2016
Letters of credit and bank guarantees outstanding	$25.8	$28.7

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

Environmental Matters

The Company is subject to increasingly stringent environmental laws and regulations, including those relating to air emissions, wastewater discharges, chemical and hazardous waste management, and disposal. Some of these environmental laws hold owners or operators of land or businesses liable for their own and for previous owners’ or operators’ releases of hazardous or toxic substances or wastes. Other environmental laws and regulations require the obtainment of, and compliance with, environmental permits. To date, costs of complying with environmental, health, and safety requirements have not been material, and the Company did not have any significant accruals related to potential future costs of environmental remediation as of September 30, 2017, nor are any an asset retirement obligations recorded as of that date. However, the nature of the Company’s operations and its long history of industrial activities at certain of its current or former facilities, as well as those acquired, could potentially result in material environmental liabilities or asset retirement obligations.

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

Note 12—Long-term Debt

Long-term debt is summarized as follows:

(in millions)			Fair Value (1)
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
3.75% notes due 2022	$350.0	$350.0	$359.1	$347.2
5.125% notes due 2020	250.0	250.0	267.6	263.1
Revolving credit facility	185.0	—	185.0	—
Unamortized discount, debt issuance costs, and other	(3.1)	(3.6)
Total long term-debt	$781.9	$596.4

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

Carlisle Companies Incorporated
Notes to Condensed Consolidated Financial Statements (Unaudited)

Revolving Credit Facility (the "Facility")

On February 21, 2017, the Company entered into a second amendment (the "Amendment") to the Company's Third Amended and Restated Credit Agreement (the “Credit Agreement”) administered by JPMorgan Chase Bank, N.A. Among other things, the Amendment increased the lenders' aggregate revolving commitment from $600.0 million to $1.0 billion and extended the maturity date of the Facility from December 12, 2018 to February 21, 2022. During the first quarter of 2017, the Company incurred $1.4 million of debt issuance costs to finalize the amendment, which will be recognized ratably over the extended maturity date of the Facility. The Facility has a feature that allows the Company to increase availability, at its option, by an aggregate amount of up to $500.0 million through increased commitments from existing lenders or the addition of new lenders. Under the Facility, the Company may also enter into commitments in the form of standby, commercial, or direct pay letters of credit for an amount not to exceed $50.0 million. The Facility provides for variable interest pricing based on the credit rating of the senior unsecured bank debt or other unsecured senior debt. The Facility is also subject to fees based on applicable rates as defined in the agreement and the aggregate commitment, regardless of usage.

During the nine months ended September 30, 2017, borrowings under the Facility totaled $491.0 million with a weighted average interest rate 2.65%. At September 30, 2017, the Facility had an outstanding balance of $185.0 million with an effective interest rate of 2.33% and $815.0 million of availability. During the year ended and as of December 31, 2016 there were no borrowings under the Facility.

Covenants and Limitations

Under the Company’s debt and credit facilities, the Company is required to meet various restrictive covenants and limitations, including limitations on certain leverage ratios, interest coverage, and limits on outstanding debt balances held by certain subsidiaries. The Company was in compliance with all covenants and limitations as of September 30, 2017 and December 31, 2016.

Note 13—Retirement Plans

Defined Benefit Plans

The Company recognizes net periodic benefit cost based on the actuarial analysis performed at the previous year end, adjusted if certain significant events occur during the year.

The components of net periodic benefit cost were as follows:

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Service cost	$0.7	$0.8	$2.0	$2.5
Interest cost	1.3	1.3	3.9	4.0
Expected return on plan assets	(2.5)	(2.5)	(7.6)	(7.6)
Amortization of unrecognized loss	0.6	0.6	1.9	1.8
Net periodic benefit cost	$0.1	$0.2	$0.2	$0.7

Defined Contribution Plans

The Company maintains defined contribution savings plans covering a significant portion of its eligible employees. Participant contributions are matched by the Company up to a 4.0% maximum of eligible compensation, subject to compensation and contribution limits as defined by the Internal Revenue Service. Employer contributions for the savings plans were as follows:

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Employer contributions	$3.3	$3.0	$11.5	$10.2

Carlisle Companies Incorporated
Notes to Condensed Consolidated Financial Statements (Unaudited)

Matching contributions are invested in funds as directed by participants. Eligible participants may also elect to invest up to 50.0% of the Company's matching contribution in Company common stock. Common shares held by the defined contribution savings plan were as follows:

(in millions)	September 30, 2017	December 31, 2016
Common shares held	1.2	1.2

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

Deferred revenue related to our separately priced extended warranty contracts recognized in the Condensed Consolidated Statements of Earnings were as follows:

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Extended product warranty contracts amortization	$5.0	$4.9	$15.0	$14.5

Deferred revenue included in the Condensed Consolidated Balance Sheets were as follows:

(in millions)	September 30, 2017	December 31, 2016
Extended product warranty contracts - current	$19.2	$18.8
Customer prepayments - current	10.1	4.4
Extended product warranty contracts - long-term	182.4	172.0
Deferred revenue	$211.7	$195.2

Expected costs of services to be performed under our roofing systems extended product warranty contracts are actuarially determined.  Any expected costs in excess of deferred revenue are recognized within accrued expenses.

Note 15—Accrued Expenses

The components of accrued expenses were as follows:

(in millions)	September 30, 2017	December 31, 2016
Compensation and benefits	$108.0	$97.9
Standard product warranties	31.2	29.5
Customer incentives	57.2	58.1
Income and other accrued taxes	38.0	14.2
Other accrued expenses	43.0	47.0
Accrued expenses	$277.4	$246.7

Standard product warranties

The Company offers various standard warranty programs on its products, primarily for certain installed roofing systems, high-performance cables and assemblies, fluid technologies, braking products, and foodservice equipment. The Company’s liability for such warranty programs is included in accrued expenses.

Carlisle Companies Incorporated
Notes to Condensed Consolidated Financial Statements (Unaudited)

The change in standard product warranty liabilities for the nine months ended September 30, were as follows:

(in millions)	2017	2016
Balance at January 1	$29.5	$28.9
Current year provision	12.7	16.1
Current year claims	(11.8)	(19.3)
Currency translation	0.8	—
Balance at September 30	$31.2	$25.7

Note 16—Other Long-Term Liabilities

The components of other long-term liabilities were as follows:

(in millions)	September 30, 2017	December 31, 2016
Deferred taxes and other tax liabilities	$208.4	$144.1
Pension and other post-retirement obligations	26.8	27.1
Deferred compensation	22.2	21.2
Long-term workers' compensation	10.9	12.3
Other	13.4	12.3
Other long-term liabilities	$281.7	$217.0

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

The Company has established a Rabbi Trust to provide for a degree of financial security to cover these obligations. Contributions to the Rabbi Trust by the Company are made at the discretion of management and generally are made in cash and invested in money-market funds. The Company consolidates the Rabbi Trust and therefore includes the investments in its Consolidated Balance Sheets. At September 30, 2017 and December 31, 2016, the Company's Rabbi Trust had $13.4 million and $11.7 million of cash, respectively, and $3.6 million and $2.6 million of short-term investments, respectively. Management has classified these instruments as trading securities and therefore gains and losses are recorded in earnings with cash flows presented as operating cash flows.

Carlisle Companies Incorporated
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 17—Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component for the three months and nine months ended September 30, were as follows:

(in millions)	Accrued post-retirement benefit liability (1)	Foreign currency translation	Other, net	Total
Balance at June 30, 2017	$(25.6)	$(65.5)	$0.2	$(90.9)
Other comprehensive income (loss) before reclassifications	—	13.4	(0.2)	13.2
Amounts reclassified from accumulated other comprehensive loss	0.6	—	—	0.6
Income tax expense	(0.2)	—	—	(0.2)
Other comprehensive income (loss)	0.4	13.4	(0.2)	13.6
Balance at September 30, 2017	$(25.2)	$(52.1)	$—	$(77.3)

Balance at June 30, 2016	$(26.6)	$(64.8)	$—	$(91.4)
Other comprehensive loss before reclassifications	—	(0.5)	(0.1)	(0.6)
Amounts reclassified from accumulated other comprehensive loss	0.6	—	—	0.6
Net income tax expense	(0.3)	—	—	(0.3)
Other comprehensive income (loss)	0.3	(0.5)	(0.1)	(0.3)
Balance at September 30, 2016	$(26.3)	$(65.3)	$(0.1)	$(91.7)

Balance at January 1, 2017	$(26.4)	$(96.7)	$0.9	$(122.2)
Other comprehensive income (loss) before reclassifications	—	44.6	(0.4)	44.2
Amounts reclassified from accumulated other comprehensive loss	1.9	—	(0.5)	1.4
Income tax expense	(0.7)	—	—	(0.7)
Other comprehensive income (loss)	1.2	44.6	(0.9)	44.9
Balance at September 30, 2017	$(25.2)	$(52.1)	$—	$(77.3)

Balance at January 1, 2016	$(27.4)	$(60.0)	$0.3	$(87.1)
Other comprehensive loss before reclassifications	—	(5.3)	(0.3)	(5.6)
Amounts reclassified from accumulated other comprehensive loss	1.8	—	(0.2)	1.6
Income tax (expense) benefit	(0.7)	—	0.1	(0.6)
Other comprehensive income (loss)	1.1	(5.3)	(0.4)	(4.6)
Balance at September 30, 2016	$(26.3)	$(65.3)	$(0.1)	$(91.7)

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

For instruments that are designated and qualify as cash flow hedges, the Company had foreign exchange contracts with maturities less than one year and an aggregate U.S. dollar equivalent notional value of $3.1 million and $17.6 million at September 30, 2017 and December 31, 2016, respectively. The gross fair value was insignificant at September 30, 2017 and December 31, 2016. The effective portion of changes in the fair value of the contracts is recorded in accumulated other comprehensive loss in the Condensed Consolidated Statements of Shareholders’ Equity and is recognized in net sales or cost of goods sold when the underlying forecasted transaction impacts earnings.

Carlisle Companies Incorporated
Notes to Condensed Consolidated Financial Statements (Unaudited)

For instruments that are not designated as a cash flow hedge, the Company had foreign exchange contracts with maturities less than one year and an aggregate U.S. dollar equivalent notional value of $36.2 million and $39.3 million at September 30, 2017 and December 31, 2016, respectively. The gross fair value was insignificant at September 30, 2017 and December 31, 2016. The unrealized gains and losses resulting from these contracts were immaterial and are recognized in other income, net and partially offset corresponding foreign exchange gains and losses on these balances.

The fair value of foreign currency forward contracts is included in other current assets. The fair value was estimated using observable market inputs such as forward and spot prices of the underlying exchange rate pair. Based on these inputs, derivative assets and liabilities are classified as Level 2 in the fair value hierarchy.

Note 19—Exit and Disposal Activities

The Company has undertaken operational restructuring and other cost reduction actions to streamline processes and manage costs throughout various departments within the Company. The Company implemented cost reduction plans, which resulted in exit, disposal, and employee termination benefit costs, primarily resulting from planned reductions in workforce, facility consolidations and relocations, and lease termination costs, as further discussed below by operating segment.

Interconnect Technologies

During 2017, the Company initiated plans to relocate certain of its aerospace manufacturing operations in Littleborough, United Kingdom to an existing manufacturing operation in Nogales, Mexico. During the third quarter and nine months ended September 30, 2017, exit and disposal expense totaled $0.3 million and $1.6 million, respectively. Cumulative exit and disposal costs recognized is $1.6 million through September 30, 2017, with total costs expected to approximate $2.2 million. The remaining costs are expected to be incurred principally through the fourth quarter of 2017.

As previously announced, the Company is incurring costs related to relocate certain of our medical manufacturing operations in Shenzhen, China to a new manufacturing operation in Dongguan, China. During the third quarter and nine months ended September 30, 2017, employee termination benefit costs associated with this plan totaled $2.5 million and $5.1 million, respectively. Cumulative exit and disposal costs recognized is $12.7 million through September 30, 2017, with total costs expected to approximate $14.6 million. The remaining costs are expected to be incurred principally through the second half of 2018. Other associated costs are not expected to be significant.

During the third quarter of 2017, the Company entered into a letter of undertaking with the Chinese government, whereby the Company designated $10.1 million in cash specifically for the payment of employee termination benefits associated with the Chinese medical business action discussed above. Cash payments began in August 2017 out of these designated funds, and will continue through the first half of 2018. The designated cash balance as of September 30, 2017, totaled $8.2 million.

Fluid Technologies

During 2017, the Company initiated plans to restructure its global footprint. These plans involve exiting manufacturing operations in Brazil and Mexico, exiting the systems sales business in Germany and relocating the manufacturing operations currently in Angola, Indiana to its existing Bournemouth, United Kingdom manufacturing operations. During both the third quarter and nine months ended September 30, 2017, exit and disposal expense totaled $7.5 million, primarily reflecting employee termination benefit costs and accelerated depreciation. Total costs are expected to approximate $11.5 million, with the remaining costs expected to be incurred principally through the fourth quarter of 2017.

As previously announced, the Company is incurring costs related to the relocation of CFT's administrative functions and facilities within the U.S. During the third quarter and the nine months ended September 30, 2017, exit and disposal expense totaled less than $0.1 million and $1.0 million, respectively, primarily reflecting relocation and facility closure costs. Cumulative exit and disposal costs recognized is $5.1 million through September 30, 2017, with total expected costs to approximate $5.2 million.

Carlisle Companies Incorporated
Notes to Condensed Consolidated Financial Statements (Unaudited)

Brake & Friction

On February 9, 2017, the Company announced that it would exit its manufacturing operations in Tulsa, Oklahoma and relocate the majority of those operations to its existing manufacturing facility in Medina, Ohio. This action is expected to take approximately 18 to 21 months to complete. Total associated exit and disposal costs are expected to be between $17.5 million to $21.0 million, including:

•
Non-cash accelerated depreciation of long-lived assets at the Oklahoma facility, which is primarily property, plant and equipment that will not be transferred to Ohio (between $5.0 million to $6.5 million expected to be recognized ratably through the first quarter of 2019),

•	Costs to relocate and install equipment (between $5.0 million to $6.0 million, expected to be incurred primarily in the second half of 2018),

•	Employee retention and termination benefits (approximately $2.5 million, expected to be incurred ratably through the second half of 2018),

•
Other associated costs related to the closure of the facility and internal administration of the project (between $5.0 million to $6.0 million, expected to be incurred primarily in the second half of 2018).

During the third quarter and the nine months ended September 30, 2017, exit and disposal expense totaled $1.0 million and $3.0 million, respectively, primarily related to employee termination benefits and accelerated depreciation.

Consolidated Summary

The Company's exit and disposal expense by activity is as follows:

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Employee severance and benefit arrangements	$9.9	$0.3	$15.3	$2.7
Relocation costs	0.2	1.0	1.1	2.4
Other restructuring costs	1.5	0.1	3.4	0.4
Total exit and disposal costs	$11.6	$1.4	$19.8	$5.5

The Company's exit and disposal activities expense by segment is as follows:

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Carlisle Interconnect Technologies	$2.7	$—	$7.5	$—
Carlisle Fluid Technologies	7.5	0.6	8.5	3.6
Carlisle Brake & Friction	1.0	—	3.0	—
Corporate	0.4	0.8	0.8	1.9
Total exit and disposal costs	$11.6	$1.4	$19.8	$5.5

The Company's exit and disposal activities expense by financial statement line item is as follows:

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of goods sold	$3.1	$—	$6.9	$—
Selling and administrative expenses	8.5	1.3	12.8	5.2
Research and development expenses	—	—	0.1	—
Other income, net	—	0.1	—	0.3
Total exit and disposal costs	$11.6	$1.4	$19.8	$5.5

Carlisle Companies Incorporated
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company's change in exit and disposal activities liability is as follows:

(in millions)	Carlisle Interconnect Technologies	Carlisle Fluid Technologies	Carlisle Brake & Friction	Corporate	Total
Balance at January 1, 2017	$7.6	$0.7	$—	$0.7	$9.0
Charges	7.5	8.5	3.0	0.8	19.8
Cash payments	(5.4)	(1.5)	(1.0)	(1.4)	(9.3)
Other adjustments and non-cash settlements	—	(0.1)	(1.3)	—	(1.4)
Balance at September 30, 2017	$9.7	$7.6	$0.7	$0.1	$18.1

The liability of $18.1 million primarily relates to employee severance and benefit arrangements, and is included in accrued expenses in the Consolidated Balance Sheet.

Carlisle Companies Incorporated

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Carlisle Companies Incorporated (“Carlisle”, the “Company”, “we”, “us” or “our”) is a multi-national company that designs, manufactures, and sells a wide range of products primarily throughout North America, Western Europe, and the Asia Pacific region. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of Company management. All references to "Notes" refer to our Notes to Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q.

Executive Overview

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

Consolidated Business Performance

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2017	2016	2017	2016
Net sales	$1,089.1	$991.0	$3,018.1	$2,781.9
Impairment charges	$—	$141.5	$—	$141.5
Income (loss) from continuing operations	$86.4	$(9.5)	$250.2	$174.3
Diluted EPS from continuing operations	$1.37	$(0.15)	$3.89	$2.66

EBIT	$142.9	$36.4	$398.4	$325.9
EBIT Margin	13.1%	3.7%	13.2%	11.7%

Special items:(1)
Impact to EBIT	$20.1	$2.7	$39.8	$9.9
Impact to income (loss) from continuing operations	$15.7	$1.7	$29.0	$6.4
Impact on diluted EPS	$0.25	$0.03	$0.45	$0.10
(1) Special items are items affecting comparability and primarily include acquisition related costs, exit and disposal, facility rationalization and gains from divestitures. Tax effect is based on the rate of the jurisdiction where the expense is deductible, refer to Special Items.

Third Quarter of 2017 Compared to Third Quarter of 2016

Net sales increase in the third quarter of 2017 primarily reflected higher net sales volume at Construction Materials due to favorable commercial roofing market conditions and contribution from acquisitions in the FoodService Products, Construction Materials and Interconnect Technologies segments. These increases were partially offset by lower sales volume at Interconnect Technologies, driven by challenges in the commercial aerospace market.

Carlisle Companies Incorporated

The increase in income from continuing operations, EBIT and EBIT margin in the third quarter of 2017 primarily reflected the non-recurrence of $141.5 million of goodwill and other intangible asset impairment charges taken at our Brake & Friction segment in the third quarter of 2016, higher net sales volumes in the Construction Materials segment, acquired earnings from San Jamar in the FoodSerivce Products segment and savings from COS. The increase was partially offset by lower sales and margin at Interconnect Technologies, rising raw material costs in the Construction Materials segment, approximately $13.7 million of pre-tax special items for facility rationalization and plant restructuring initiatives, primarily at Fluid and Interconnect Technologies, and $1.8 million of acquired inventory costs at Construction Materials.

First Nine Months of 2017 Compared to First Nine Months of 2016

Net sales increased in the first nine months of 2017, primarily due to higher net sales volume at Construction Materials related to favorable commercial roofing market conditions as well as contribution from acquisitions, in the FoodService Products, Interconnect Technologies and Construction Materials segments. These increases were partially offset by the aforementioned lower sales volume at Interconnect Technologies, due to challenges in the commercial aerospace market.

The increase in income from continuing operations, EBIT and EBIT margin in the first nine months of 2017 primarily reflected the non-recurrence of $141.5 million of goodwill and other intangible asset impairment charges taken at our Brake & Friction segment in the first nine months of 2016, higher net sales volumes in the Construction Materials and Brake & Friction segments, acquired earnings from San Jamar in the FoodSerivce Products segment and savings from COS. The increase was partially offset by lower sales and margin at Interconnect Technologies, rising raw material costs in the Construction Materials segment, approximately $27.0 million of pre-tax special items for facility rationalization and plant restructuring projects, and $6.1 million of acquired inventory costs.

We generated $299.6 million in operating cash flows in the first nine months of 2017. We utilized cash on hand, cash provided by operations, and funds from our Revolving Credit Facility to fund acquisitions, fund capital projects, and pay dividends to shareholders.

Outlook

For the year, we continue to plan for total net sales growth to be in the mid-to-high-single digit percent range, excluding the pending acquisition discussed below. We expect capital expenditures will be approximately $150 million as investments identified for expansion at CCM, CIT, and CFT move forward, and the additional cost reduction improvements at CBF related to their footprint rationalization efforts continue.

Acquisitions

Pending Acquisition

On September 29, 2017, the Company entered into a definitive purchase agreement to acquire Accella Holdings LLC, the parent company to Accella Performance Materials Inc. (collectively "Accella"), a specialty polyurethane platform, for $670 million in cash. Accella offers a wide range of polyurethane products and solutions across a broad diversity of markets and applications. Accella provides an excellent adjacent opportunity into the attractive polyurethane market, which includes Spray Polyurethane Foam and Liquid Applied Roofing. The transaction is expected to close during the fourth quarter of 2017, pending regulatory approvals. Upon completion of the transaction, the business will be reported as part of the Construction Materials segment.

2017 Acquisitions

On July 3, 2017, we acquired Drexel Metals, Inc., ("Drexel Metals") for estimated consideration of $55.8 million. Drexel Metals is a leading provider of architectural standing seam metal roofing systems for commercial, institutional and residential applications. The results of operations of the acquired business are reported within the Construction Materials segment.

Carlisle Companies Incorporated

On January 31, 2017, we acquired Arbo Holdings Limited (“Arbo”) for consideration of $11.5 million, including the estimated fair value of contingent consideration of $2.5 million. Arbo is a leading provider of sealants, coatings, and membrane systems used for waterproofing and sealing buildings and other structures. The results of operations of the acquired business are reported within the Construction Materials segment.

On January 9, 2017, we acquired SJ Holdings, Inc., (“San Jamar”), for consideration of $217.2 million. San Jamar is a leading provider of universal dispensing systems and food safety products for foodservice and hygiene applications. San Jamar complements the operating performance at FoodService Products by adding innovative new products, opportunities to expand our presence in complementary sales channels, and adding a history of profitable growth. The results of operations of the acquired business are reported within the FoodService Products segment.

2016 Acquisitions

On October 3, 2016, we acquired Star Aviation, Inc. (“Star Aviation”), for consideration of $82.7 million. Star Aviation is a leading provider of design and engineering services, testing and certification work, and manufactured products for in-flight connectivity applications on commercial, business, and military aircraft. Star Aviation complements CIT’s highly specialized engineering and design capabilities in the in-flight connectivity market, where we expect further growth opportunities from the demand for retro-fit and line-fit for satellite connectivity, as well as, development in emerging connectivity technologies. The results of operations of the acquired business are reported within the Interconnect Technologies segment.

On June 10, 2016, we acquired Micro-Coax, Inc., and Kroll Technologies, LLC, (collectively “Micro-Coax”) for consideration of $96.6 million. The acquired business is a provider of high-performance, high frequency coaxial wire and cable, and cable assemblies to the defense, satellite, test and measurement, and other industrial markets. The results of operations of the acquired business are reported within the Interconnect Technologies segment.

On February 19, 2016, we acquired MS Oberflächentechnik AG (“MS Powder”), a Swiss-based developer and manufacturer of powder coating systems and related components, for consideration of $12.4 million, including the estimated fair value of contingent consideration of $4.3 million. The results of operations of MS Powder are reported within the Fluid Technologies segment.

Consolidated Results of Operations

Net Sales

(in millions)	Three Months Ended September 30,			Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2017	2016	Change
Net sales	$1,089.1	$991.0	9.9%	5.3%	4.4%	0.2%

The increase in net sales from acquired businesses in the third quarter of 2017 primarily reflected contribution of $22.9 million from the acquisition of San Jamar in the FoodService Products segment, $16.9 million from the acquisitions of Drexel Metals and Arbo in the Construction Materials segment and $12.7 million primarily from the acquisition Star Aviation in the Interconnect Technologies segment. The increase in net sales volume in the third quarter of 2017 primarily reflected favorable commercial roofing market conditions and higher demand for our brake and friction products. These increases were partially offset by lower sales volume at Interconnect Technologies, primarily due to the aforementioned technology challenges in the commercial aerospace market.

Carlisle Companies Incorporated

(in millions)	Nine Months Ended September 30,			Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2017	2016	Change
Net sales	$3,018.1	$2,781.9	8.5%	4.8%	4.0%	(0.3)%

The increase in net sales from acquired businesses in the first nine months of 2017 primarily reflected contribution of $64.9 million from the acquisition of San Jamar in the FoodService Products segment, $43.7 million primarily from the acquisitions of Micro-Coax and Star Aviation in the Interconnect Technologies segment and $23.1 million from the acquisitions of Drexel Metals and Arbo in the Construction Materials segment. The increase in net sales volume in the first nine months of 2017 primarily reflected favorable commercial roofing market conditions and higher demand for brake and friction products. These increases were partially offset by lower sales volume at Interconnect Technologies as previously mentioned.

Gross Margin

(in millions)	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Gross profit	$311.5	$323.6	(3.7)%	$873.2	$890.2	(1.9)%
Gross margin	28.6%	32.7%		28.9%	32.0%

The decrease in gross margin percentage (gross profit expressed as a percentage of net sales) in the third quarter and first nine months of 2017 was driven by unfavorable raw material dynamics and unfavorable changes in mix, primarily at Interconnect Technologies due to the aforementioned challenges in the commercial aerospace market. Also included in cost of goods sold were exit and disposal costs totaling $3.1 million in the third quarter of 2017 and $6.9 million for first nine months of 2017, at Interconnect Technologies and Brake & Friction attributable to our exit and disposal initiatives, and acquired inventory costs of $1.8 million in the third quarter of 2017 and $6.1 million for first nine months of 2017. The decrease was partially offset by lower per unit costs resulting from higher capacity utilization as a result of higher net sales volume in the Construction Materials segment and savings from COS.

Selling and Administrative Expenses

(in millions)	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Selling and administrative expenses	$152.2	$135.6	12.2%	$433.5	$391.2	10.8%
As a percentage of net sales	14.0%	13.7%		14.4%	14.1%

The increase in selling and administrative expense in the third quarter and first nine months of 2017 primarily reflected charges for the facility rationalization and plant restructuring projects at Fluid Technologies and Interconnect Technologies, and acquired selling and administrative expenses, primarily in the FoodService segment. The selling and administrative costs from the acquired businesses also included non-cash amortization of acquired intangible assets. Refer to Note 19 for further information on exit and disposal activities.

Research and Development Expenses

(in millions)	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Research and development expenses	$13.5	$12.3	9.8%	$40.2	$35.6	12.9%
As a percentage of net sales	1.2%	1.2%		1.3%	1.3%

The increase in research and development expenses primarily reflected increased activities related to new product development at our Fluid Technologies segment in the third quarter and at our Interconnect Technologies segment in the first nine months of 2017 .

Carlisle Companies Incorporated

Other Expense (Income), Net

(in millions)	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Other expense (income), net	$2.9	$(2.2)	231.8%	$1.1	$(4.0)	127.5%

The increase in other expense in the third quarter and first nine months of 2017 primarily reflected net impact of the release of direct and indirect tax uncertainties related to the LHi acquisition and expiration of the corresponding indemnification asset (refer to Note 4 for further discussion).

Earnings Before Interest and Taxes ("EBIT")

(in millions)	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
EBIT	$142.9	$36.4	292.6%	$398.4	$325.9	22.2%
EBIT Margin	13.1%	3.7%		13.2%	11.7%

The increase in EBIT and EBIT margin in the the third quarter and the first nine months of 2017 primarily reflected the non-recurrence of $141.5 million of goodwill and other intangible asset impairment charges taken at our Brake & Friction segment in the third quarter and first nine months of 2016. See Segment Results of Operations within this MD&A for further information related to segment EBIT results.

Interest Expense, net

(in millions)	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Interest expense	$7.8	$7.9		$21.7	$25.2
Interest income	(0.1)	(0.4)		(0.3)	(1.1)
Interest expense, net	$7.7	$7.5	2.7%	$21.4	$24.1	(11.2)%

The decrease in interest expense, during the first nine months of 2017 primarily reflected the August 2016 retirement of our $150.0 million senior unsecured note that had a stated interest rate of 6.125%, partially offset by increased interest expense due to borrowings under our Revolving Credit Facility.

Income Taxes

(in millions)	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Income tax expense	$48.8	$38.4	27.1%	$126.8	$127.5	(0.5)%
Effective tax rate	36.1%	132.9%		33.6%	42.2%

The effective income tax rate on continuing operations for the first nine months of 2017 was 33.6%. The year to date provision for income taxes included taxes on earnings at an anticipated annual rate of approximately 33.5%, and a year-to-date net discrete tax expense of $0.3 million, primarily relating to $4.2 million of expenses from foreign exchange gains offset by $3.7 million of benefit related to windfall tax benefits attributable to stock-based compensation.

The effective income tax rate on continuing operations for the nine months ended September 30, 2016 reflected an anticipated annual effective rate of 42.5% and included a year-to-date net discrete tax benefit of $0.8 million. The anticipated rate of 42.5% included the impact of the $141.5 million pre-tax impairment charges, for which the Company recognized a tax benefit of approximately $8.9 million. The income tax provision for the third quarter of 2016 also included incremental tax expense resulting from the first six months of 2016, having reflected a forecasted annual effective rate of 33.0%.

Carlisle Companies Incorporated

Income from Continuing Operations and Net Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2017	2016	2017	2016
Income (loss) from continuing operations	$86.4	$(9.5)	$250.2	$174.3
EPS from continuing operations
Basic	$1.38	$(0.15)	$3.91	$2.69
Diluted	1.37	(0.15)	3.89	2.66

Net income (loss)	$86.3	$(9.8)	$250.4	$173.9
EPS
Basic	$1.38	$(0.15)	$3.91	$2.69
Diluted	1.37	(0.15)	3.89	2.66

Segment Results of Operations

Carlisle Construction Materials

On July 3, 2017, we acquired Drexel Metals for estimated consideration of $55.8 million. Drexel Metals is a leading provider of architectural standing seam metal roofing systems for commercial, institutional and residential applications. On January 31, 2017, we acquired Arbo for consideration of $11.5 million. Arbo is a leading provider of sealants, coatings, and membrane systems used for waterproofing and sealing buildings and other structures.

(in millions)	Three Months Ended September 30,			Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2017	2016	Change %
Net sales	$640.2	$578.2	10.7%	2.9%	7.4%	0.4%
EBIT	$124.2	$132.0	(5.9)%
EBIT Margin	19.4%	22.8%
Special items(1)	$2.8	$—
 (1) Special items are items affecting comparability and include acquisition related costs ($2.8 million in third-quarter 2017), refer to Special Items.

CCM’s net sales growth in the third quarter of 2017 primarily reflected higher sales volume associated with strong demand in the favorable U.S. non-residential roofing markets. CCM’s EBIT and EBIT margin decline in the third quarter of 2017 was driven by rising raw material costs and acquisition related costs, partially offset by higher net sales volume and COS savings.

(in millions)	Nine Months Ended September 30,			Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2017	2016	Change %
Net sales	$1,717.5	$1,564.4	9.8%	1.5%	8.4%	—%
EBIT	$333.9	$337.4	(1.0)%
EBIT Margin	19.4%	21.6%
Special items(1)	$3.7	$—
 (1) Special items are items affecting comparability and include acquisition related costs ($3.7 million for the first nine months of 2017), refer to Special Items.

CCM’s net sales growth in the first nine months of 2017 primarily reflected higher net sales volume associated with strong demand in the favorable U.S. non-residential roofing markets partially offset by lower selling price. CCM’s EBIT margin in the first nine months of 2017 decreased primarily driven by rising raw material costs, partially offset by higher net sales volume and COS savings.

Outlook

Favorable conditions in the U.S. commercial roofing market are expected to continue for the remainder of 2017. For full year 2017, we are maintaining CCM’s outlook at high single digit net sales growth.

Carlisle Companies Incorporated

On September 29, 2017, we announced the pending $670.0 million acquisition of Accella, a specialty polyurethane platform. Accella offers a wide range of polyurethane products and solutions across a broad diversity of markets and applications. We expect the acquisition to close by the end of October.

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

Carlisle Interconnect Technologies

We have initiated plans to relocate certain of our medical manufacturing operations in Shenzhen, China to a new manufacturing operation in Dongguan, China. We have also initiated plans to relocate certain of our aerospace manufacturing operations in Littleborough, United Kingdom to an existing manufacturing operation. As a result of these efforts, focused on improving operational efficiencies throughout the business, we anticipate continuing costs related to plant restructuring and facility rationalization throughout 2017 and 2018. We expect to generate savings beginning in 2018 from these operational efficiency improvement efforts. Refer to Note 19 for further information regarding exit and disposal activities.

(in millions)	Three Months Ended September 30,			Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2017	2016	Change %
Net sales	$210.8	$218.2	(3.4)%	5.8%	(9.2)%	—%
EBIT	$25.7	$42.2	(39.1)%
EBIT Margin	12.2%	19.3%
Special items(1)	$4.2	$2.4
 (1) Special items are items affecting comparability and include exit and disposal and facility rationalization costs ($4.2 million in third-quarter 2017 and $1.3 million in third-quarter 2016) and acquisition related costs ($1.1 million in third-quarter 2016), refer to Special Items.

CIT's net sales change in the third quarter of 2017 reflected growth in our SatCom product line and acquisitions, offset by an organic net sales decline due to softness experienced in the aerospace in-flight entertainment markets, and lower volumes driven by the continued success of in-sourcing initiatives by a large commercial aerospace customer. CIT’s EBIT and EBIT margin decline was primarily related to the sales volume decline and unfavorable mix. The EBIT and EBIT margin decline also included $4.2 million of plant restructuring and facility rationalization costs related to efforts focused on improving operational efficiencies throughout the business.

(in millions)	Nine Months Ended September 30,			Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2017	2016	Change %
Net sales	$606.8	$624.3	(2.8)%	7.0%	(9.6)%	(0.2)%
EBIT	$68.1	$118.4	(42.5)%
EBIT Margin	11.2%	19.0%
Special items(1)	$14.1	$4.5
 (1) Special items are items affecting comparability and include exit and disposal and facility rationalization costs ($14.1 million for the first nine months of 2017 and $2.5 million for the first nine months of 2016) and acquisition related costs ($2.0 million for the first nine months of 2016), refer to Special Items.

CIT’s net sales change for the first nine months of 2017 primarily reflected the aforementioned factors. CIT’s EBIT and EBIT margin decline was primarily related to the sales volume decline and unfavorable mix. The EBIT and EBIT margin decline also included $14.1 million of plant restructuring and facility rationalization costs during the first nine months of 2017.

Carlisle Companies Incorporated

Outlook

Our expectations for CIT's 2017 net sales remain a decline of mid-single digits versus prior year.

Demand for CIT’s connectivity applications in the commercial aerospace market is dependent on increased production for new commercial aircraft as well as higher demand for in-flight connectivity applications used in both installed aircraft seating and through personal mobile devices using wireless connectivity ("Wi-Fi") access. Net sales growth for all of CIT’s primary end markets is dependent upon CIT’s continual execution of new product development to meet demand for high technology products.

Carlisle FoodService Products

On January 9, 2017, we acquired San Jamar for total consideration of $217.2 million. San Jamar is a leading provider of universal dispensing systems and food safety products for foodservice and hygiene applications.

(in millions)	Three Months Ended September 30,			Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2017	2016	Change %
Net sales	$86.7	$63.0	37.6%	36.4%	1.2%	—%
EBIT	$11.6	$9.0	28.9%
EBIT Margin	13.4%	14.3%

CFS’s net sales growth in the third quarter of 2017 primarily reflected contribution of $22.9 million from the acquisition of San Jamar. CFS’s EBIT increase in the third quarter of 2017 primarily reflected the San Jamar acquisition, which contributed $2.8 million to EBIT.

(in millions)	Nine Months Ended September 30,			Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2017	2016	Change %
Net sales	$257.8	$186.9	37.9%	34.7%	3.2%	—%
EBIT	$29.5	$24.3	21.4%
EBIT Margin	11.4%	13.0%
Special items(1)	$4.1	$—
 (1) Special items are items affecting comparability and include acquisition related costs ($4.1 million for the first nine months of 2017), refer to Special Items.

For the first nine months of 2017, CFS’s net sales increase primarily reflected contribution of $64.9 million from the acquisition of San Jamar and higher demand in the healthcare market. CFS’s EBIT increase primarily reflected the San Jamar acquisition, which contributed $3.5 million to EBIT, higher organic net sales volume, and savings from COS. CFS's EBIT margin decrease in the first nine months of 2017 primarily reflected lower EBIT margin of San Jamar, including acquired inventory costs of $3.8 million.

Outlook

We continue to expect CFS to achieve 2017 full year net sales growth of approximately 40%, inclusive of San Jamar.

Sales in CFS’s healthcare market may be impacted by timing of larger equipment orders that can cause year-over-year variances.

Carlisle Companies Incorporated

Carlisle Fluid Technologies

Driven by focus on improving operational efficiencies throughout the business, we initiated facility consolidation efforts in the third quarter of 2017. These plans involve exiting our manufacturing operations in Brazil and Mexico, exiting the systems sales business in Germany and relocating the manufacturing operations currently in Angola, Indiana to our existing Bournemouth, United Kingdom manufacturing operations. We anticipate incurring approximately $13 million in charges related to these efforts, with the remaining approximate $5.0 million of costs expected to be incurred principally through the fourth quarter of 2017. Additionally, as previously announced, we are incurring costs related to the relocation of CFT's administrative functions and facilities within the U.S. Refer to Note 19 for further information regarding exit and disposal activities.

(in millions)	Three Months Ended September 30,			Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2017	2016	Change %
Net sales	$70.9	$69.0	2.8%	—%	3.8%	(1.0)%
EBIT	$0.1	$9.5	(98.9)%
EBIT Margin	0.1%	13.8%
Special items(1)	$8.1	$0.1
(1) Special items are items affecting comparability and include exit and disposal and facility rationalization costs ($8.1 million in third-quarter 2017 and $0.6 million in third-quarter 2016) and gains from divestitures ($0.5 million in third-quarter 2016), refer to Special Items.

CFT's net sales growth in the third quarter of 2017 primarily reflected higher system sales in the Americas and higher standard product sales in Europe and Asia Pacific within the automotive refinish and general industrial markets, partly offset by lower systems sales in Asia Pacific. CFT’s EBIT and EBIT margin decline for the third quarter of 2017 primarily reflected accelerated restructuring and facility rationalization costs, which totaled $8.1 million in the third quarter of 2017, compared with $0.6 million in the third quarter of 2016, and continuation of investments to position the business for future growth and margin improvement.

(in millions)	Nine Months Ended September 30,			Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2017	2016	Change %
Net sales	$202.4	$198.4	2.0%	0.7%	4.2%	(2.7)%
EBIT	$12.5	$23.7	(47.3)%
EBIT Margin	6.2%	11.9%
Special items(1)	$9.1	$3.3
(1) Special items are items affecting comparability and include exit and disposal and facility rationalization costs ($9.1 million for the first nine months of 2017 and $3.6 million for the first nine months of 2016), gains from divestitures ($0.5 million for the first nine months of 2016) and acquisition related costs ($0.2 million for the first nine months of 2016), refer to Special Items.

CFT's net sales growth in the first nine months of 2017 primarily reflected higher demand for general industrial products in Europe, favorable pricing initiatives, and contribution of sales from the acquisition of MS Powder. Partially offsetting the sales growth was decreased sales volumes in Asia Pacific, primarily due to the timing of system sales. CFT’s EBIT and EBIT margin decrease for the first nine months of 2017 was primarily due to ongoing investments to position the business for future growth and margin improvement and unfavorable fluctuations in foreign exchange rates. Included in CFT's EBIT in the first nine months of 2017 were restructuring and facility rationalization costs of $9.1 million, compared with $3.6 million in the first nine months of 2016.

Outlook

The outlook across CFT’s global end markets continues to be favorable, and our expectations for net sales growth remain in the mid-single digit percent range for 2017.
Portions of CFT’s annual net sales are for the development and assembly of large fluid handling or other application systems projects.  Net sales volumes at CFT are generally lower in the first and second quarters of the year due to timing of large systems orders and customer buying patterns.  In addition, the timing of system sales can cause significant year-over-year sales variances.

Carlisle Companies Incorporated

Carlisle Brake & Friction

We have aggressively addressed CBF's challenging markets by realigning its cost structure. In conjunction with such, on February 9, 2017, we announced that we would exit our manufacturing operations in Tulsa, Oklahoma and relocate the majority of those operations to our existing manufacturing facility in Medina, Ohio. This action is expected to continue through 2018. Refer to Note 19 for further information.

As part of the relocation effort, we will also invest additional capital in our Medina, Ohio facility. The capital investment is anticipated to be approximately $16.0 million to $19.0 million to expand the facility and between approximately $15.0 million to $16.0 million to purchase new, more efficient equipment to replace equipment not being relocated.

During the third quarter of 2016, indicators pointed to a longer period before CBF’s markets were expected to recover. Given these conditions, we recognized goodwill and other intangible asset impairment charges of $141.5 million, for the third quarter and first nine months of 2016. Refer to Critical Accounting Estimates in this Management Discussion and Analysis for further discussion.

(in millions)	Three Months Ended September 30,			Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2017	2016	Change %
Net sales	$80.5	$62.6	28.6%	—%	27.7%	0.9%
EBIT	$1.2	$(141.3)	100.8%
EBIT Margin	1.5%	(225.7)%
Impairment charges	$—	$141.5
Special items(1)	$1.0	$—
(1) Special items are items affecting comparability and include exit and disposal and facility rationalization costs ($1.0 million in third-quarter 2017), refer to Special Items.

CBF’s net sales growth in the third quarter of 2017 primarily reflected net sales volume increases in their key end-markets of construction, mining and agriculture. CBF’s EBIT and EBIT margin increased in the third quarter of 2017 primarily reflecting the non-recurrence of $141.5 million of goodwill and other intangible asset impairment charges taken in the third quarter of 2016, higher net sales volume and savings from COS. The increase was partially offset by restructuring and facility rationalization costs of $1.0 million in the third quarter of 2017 associated with the exit of our Tulsa, Oklahoma manufacturing operations.

(in millions)	Nine Months Ended September 30,			Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2017	2016	Change %
Net sales	$233.6	$207.9	12.4%	—%	13.2%	(0.8)%
EBIT	$3.8	$(132.8)	102.9%
EBIT Margin	1.6%	(63.9)%
Impairment charges	$—	$141.5
Special items(1)	$3.0	$—
(1) Special items are items affecting comparability and include exit and disposal and facility rationalization costs ($3.0 million for the first nine months of 2017), refer to Special Items.

For the first nine months of 2017, CBF’s net sales growth reflected higher demand from the construction, agriculture, and mining markets. CBF’s EBIT and EBIT margin increased in the first nine months of 2017 primarily reflecting the non-recurrence of $141.5 million of goodwill and other intangible asset impairment charges taken in the first nine months of 2016, higher net sales volume and savings from COS. The increase was partially offset by restructuring and facility rationalization costs of $3.0 million in first nine months of 2017 associated with the exit of our Tulsa, Oklahoma manufacturing operations.

Outlook

We continue to be cautiously optimistic that CBF has reached the bottom of the cycle in our key end markets, and look to see strong sales growth for the remainder of the year. We currently expect CBF to achieve mid-teens net sales growth in 2017.

Carlisle Companies Incorporated

CBF remains focused on new sources of revenue, cost reduction, operational efficiency and positive cash flow generation; however, demand for CBF’s off-highway applications for heavy industrial equipment in construction and mining remains uncertain and may change as a result of changing global economic and political dynamics.

Corporate

(in millions)	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change %	2017	2016	Change %
Corporate expenses	$19.9	$15.0	32.7%	$49.4	$45.1	9.5%
As a percentage of net sales	1.8%	1.5%		1.6%	1.6%
Special items(1)	$4.0	$0.2		$5.8	$2.1
(1) Special items are items affecting comparability and include indemnification losses ($3.6 million in the third quarter and first nine months of 2017), exit and disposal costs ($0.4 million in third-quarter 2017, $0.8 million in third-quarter 2016, $0.8 million for the first nine months of 2017 and $1.9 million for the first nine months of 2016) and gains from divestitures ($0.6 million in third-quarter 2016 and $0.3 million in the first nine months of 2016), refer to Special Items.

The increase in corporate expenses in the third quarter and first nine months of 2017 primarily reflected the net impact of the expiration indemnification assets, net of underlying liability, totaling $4.6 million (refer to Note 4 for further discussion). The third quarter and first nine months of 2017 also reflect a decrease in compensation related and other relocation expenses, primarily pertaining to 2016 costs incurred in conjunction with the relocation to Scottsdale, Arizona. The decline was partially offset by increased acquisition-related transaction and legal expenses.

Liquidity and Capital Resources

A summary of our cash and cash equivalents by region is summarized as follows:

(in millions)	September 30, 2017	December 31, 2016
Europe	$60.0	$52.8
China	25.5	22.5
Asia Pacific region (excluding China)	14.7	19.1
Other international regions	15.2	13.5
Non-U.S. subsidiaries cash and cash equivalents	115.4	107.9
U.S. subsidiaries cash and cash equivalents	32.2	277.4
Cash and cash equivalents	$147.6	$385.3

We maintain liquidity sources primarily consisting of cash and cash equivalents as well as borrowings under the revolving credit facility.  Cash generated by operations is our primary source of liquidity. The decrease in cash and cash equivalents compared to December 31, 2016 was primarily related to the cash consideration paid for the acquisition of San Jamar, which closed in January 2017, and Drexel Metals, which closed in July 2017. Another potential source of liquidity is access to capital markets should we so choose. During the first nine months of 2017, we utilized borrowings from our revolving credit facility to fund share repurchases and capital expenditures. We anticipate funding the acquisition of Accella in the fourth quarter of 2017 with funds from our Revolving Credit Facility. See Debt Instruments below for further information.

We consider our non-U.S. cash to be permanently reinvested in our foreign operations and our current plans do not demonstrate a need, nor do we plan, to repatriate such cash to fund U.S. operations, invest in our growth initiatives or other financing activities. Further, cash held by subsidiaries in China is subject to local laws and regulations that require government approval for conversion of such cash to and from U.S. Dollars, as well as for transfer of such cash to entities that are outside of China.

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

Carlisle Companies Incorporated

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

Sources and Uses of Cash and Cash Equivalents

	Nine Months Ended September 30,
(in millions)	2017	2016
Net cash provided by operating activities	$299.6	$355.1
Net cash used in investing activities	(385.6)	(179.6)
Net cash used in financing activities	(154.5)	(231.7)
Effect of foreign currency exchange rate changes on cash	2.8	0.9
Change in cash and cash equivalents	$(237.7)	$(55.3)

Operating Activities

We generated operating cash flows totaling $299.6 million for the first nine months of 2017 (including working capital uses of $98.6 million), compared with $355.1 million for the first nine months of 2016 (including working capital uses of $44.5 million). Lower operating cash flows in the first nine months of 2017 primarily reflect an increase working capital uses resulting from higher accounts receivable associated with higher net sales volume at Construction Materials and Brake & Friction, increased inventory in preparation for forecasted sales volumes at Construction Materials and Fluid Technologies, and timing of accrued expense payments.

Investing Activities

Cash used in investing activities of $385.6 million for the first nine months of 2017 primarily reflects the acquisition of San Jamar in the FoodService segment and both Drexel Metals and Arbo in the Construction Materials segment.  In comparison, cash used in investing activities of $179.6 million for the first nine months of 2016 reflected the acquisition of MS Powder in the Fluid Technologies segment and Micro-Coax in the Interconnect Technologies segment. Cash used to fund capital expenditures primarily reflected capital projects at CIT for expansion of operations in Mexico and the U.S., as well as projects at CCM, including capacity expansion efforts in Germany and new domestic training and research and development centers.

We expect capital expenditures will approximate $150 million as investments identified for expansion at CCM, CIT, and CFT move forward and the additional cost reduction improvements at CBF related to their footprint rationalization efforts continue.

Financing Activities

Cash used in financing activities of $154.5 million in the first nine months of 2017 primarily reflected activity under our share repurchase program. During the first nine months of 2017, we used $266.4 million to repurchase shares compared with $61.3 million during the first nine months of 2016. In addition to increased share repurchases, dividends paid increased for the first nine months of 2017, reflecting the increased dividend rate of $1.07 per share compared with $0.95 per share for the first nine months of 2016. In addition, we also borrowed $491.0 million and repaid $306.0 million on our revolving credit facility during the first nine months of 2017. Borrowings were utilized to fund share repurchases and the aforementioned investing activities.

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

At September 30, 2017, we had an outstanding balance of $185.0 million with $815.0 million of our revolving credit facility available for use. The outstanding balance at September 30, 2017 had an effective interest rate of 2.33%. We borrowed $491.0 million under the revolving credit facility during the first nine months of 2017, primarily utilized to fund share repurchases and investing activities. We have senior unsecured notes outstanding of $250 million due 2020 (at a stated interest rate of 5.125%), and $350 million due 2022 (at a stated interest rate of 3.75%) that are rated BBB by Standard & Poor’s and Baa2 by Moody’s.

Refer to Note 12 for further information on our debt instruments, including covenants.

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
Goodwill and Indefinite-Lived Intangible Assets
Indefinite-Lived Intangible Assets

During the third quarter of 2016, we recognized a pre-tax impairment charge of $11.5 million related to our Wellman trade name, primarily reflecting a decline in estimated future revenue related to this trade name. We continue to closely monitor actual results versus expectations as well as whether to what extent any significant changes in current events or conditions result in corresponding changes to our expectations about future estimated revenues. In the first nine months of 2017, we did not identify any additional events that required us to perform an impairment test related to the Wellman trade name. If our adjusted expectations of recovery, both in size and timing, in CBF’s end markets do not materialize, or the weighted average cost of capital increases (based on increases in interest rates, market rates of return, and market volatility), the Company may be required to record additional impairment charges.

Goodwill

In the first quarter of 2017, we adopted ASU 2017-04, Simplifying the Test for Goodwill Impairment (refer to Note 2). This ASU eliminated step 2 of the goodwill impairment test described in Critical Accounting Estimates in our 2016 Form 10-K. While the elimination of step 2 will reduce the cost and complexity of performing goodwill impairment tests, it could result in different amounts being recognized in future periods versus the two-step test, as we will no

Carlisle Companies Incorporated

longer be required to perform a hypothetical purchase price allocation to measure the goodwill impairment. This hypothetical purchase price allocation required the reporting unit’s underlying net assets be measured at fair value with differences from their carrying values either increasing or decreasing the hypothetical amount of goodwill and therefore increasing or decreasing any potential goodwill impairment loss.

We estimate the fair value of our reporting units primarily based on the income approach utilizing the discounted cash flow method. We also use fair value estimates derived from the market approach utilizing the public company market multiple method to validate the results of the discounted cash flow method, which require us to make assumptions about the applicability of those multiples to our reporting units. The discounted cash flow method requires us to estimate future cash flows and discount those amounts to present value. The key assumptions that drive fair value include:

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

The methods and key assumptions utilized to determine the fair value of our reporting units will not change as a result of adopting this ASU. As noted above, the WACC is a key assumption utilized to determine fair value of our reporting units as well as the fair value of indefinite-lived intangible assets. As required by ASC 350, Intangibles - Goodwill and Other, we monitor our reporting units and indefinite-lived intangible assets for impairment quarterly as to whether any triggering events are present, including changes in the related WACC and if so, perform the required interim impairment tests using the methods and assumptions described above. During 2017, interest rates, and therefore the related cost of capital and assumed market rates of return, have increased. As of September 30, 2017, we did not identify any triggering events; however, if interest rates continue to rise we may be required to recognize impairment charges, which may be material.

In particular, during the third quarter of 2016, we recognized a goodwill impairment charge of $130.0 million related to our CBF reporting unit, primarily reflecting continued declines in sales related to overall market conditions and lower expectations of recovery in CBF’s various end markets. We continue to closely monitor actual results versus expectations as well as whether and to what extent any significant changes in current events or conditions result in corresponding changes to our expectations about future estimated cash flows as well as the weighted average cost of capital. If our adjusted expectations of recovery, both in size and timing, in CBF’s end markets do not materialize, or the WACC increases (based on increases in interest rates, market rates of return, and market volatility), we may be required to record additional intangible asset and goodwill impairment charges, which may be material. At December 31, 2016, goodwill allocated to the CBF reporting unit totaled $96.4 million and the fair value of the CBF reporting unit exceeded its carrying value by 5%. In the first nine months of 2017, we did not identify any additional events that required us to perform an impairment test related to goodwill of the CBF reporting unit.

While we believe our conclusions regarding the estimates of fair value of our CBF reporting unit, and the Wellman trade name are appropriate, these estimates are subject to uncertainty and by nature include judgments and estimates regarding various factors including the rate and extent of growth in the markets that our reporting units serve, the realization of future sales price increases, fluctuations in exchange rates, fluctuations in price and availability of key raw materials, future operating efficiencies, and discount rates.

Refer to Note 10 for more information regarding goodwill.

New Accounting Pronouncements

Refer to Note 2 for more information regarding new accounting pronouncements.

Carlisle Companies Incorporated

Special Items

Special items are items affecting comparability between periods and include costs, and losses or gains related to, among other things, cost reductions, growth and profitability improvement initiatives, and other events outside of core business operations (such as asset impairments, exit and disposal and facility rationalization charges, costs of and related to acquisitions, gains and losses from and costs related to divestitures). Because these special items affect our, or any particular operating segment's, financial condition or results in a specific period in which they are recognized, we believe it is appropriate to present the total of these special items to provide information regarding the comparability of results of operations period to period.

The components of special items are as follows:

(in millions, except per share amounts)	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
	Impact to EBIT	Impact to Income from Continuing Operations	Impact to Diluted EPS	Impact to EBIT	Impact to Income from Continuing Operations	Impact to Diluted EPS
Exit and disposal costs	$11.6	$7.9	$0.12	$1.4	$0.8	$0.01
Other facility rationalization costs	2.1	1.5	0.03	1.3	1.0	0.02
Acquisition related costs:
Inventory step-up amortization	1.8	1.1	0.02	1.0	0.6	0.01
Other acquisition costs	1.0	0.6	0.01	0.1	—	—
Indemnification (gains) losses	3.6	4.6	0.07	—	—	—
(Gains) losses from divestitures	—	—	—	(1.1)	(0.7)	(0.01)
Total special items	$20.1	$15.7	$0.25	$2.7	$1.7	$0.03

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
(in millions, except per share amounts)	Impact to EBIT	Impact to Income from Continuing Operations	Impact to Diluted EPS	Impact to EBIT	Impact to Income from Continuing Operations	Impact to Diluted EPS
Exit and disposal costs	$19.8	$13.5	$0.21	$5.5	$3.5	$0.06
Other facility rationalization costs	7.2	5.2	0.08	2.5	1.8	0.03
Acquisition related costs:
Inventory step-up amortization	6.1	3.8	0.06	1.2	0.7	0.01
Other acquisition costs	3.1	1.9	0.03	1.5	1.0	0.01
Indemnification (gains) losses	3.6	4.6	0.07	—	—	—
(Gains) losses from divestitures	—	—	—	(0.8)	(0.6)	(0.01)
Total special items	$39.8	$29.0	$0.45	$9.9	$6.4	$0.10

The tax effect of special items is based on the statutory rate in the jurisdiction in which the expense or income is deductible or taxable. The per share impact of special items to each period is based on diluted shares outstanding using the two-class method (refer to Note 7).

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes in the Company’s market risk for the nine months ended September 30, 2017. For additional information, refer to Item 7A of the Company’s 2016 Annual Report on Form 10-K.

Item 4. Controls and Procedures

(a) Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation and as of September 30, 2017, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

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

Carlisle Companies Incorporated

Environmental Matters

We are subject to increasingly stringent environmental laws and regulations, including those relating to air emissions, wastewater discharges, chemical and hazardous waste management and disposal. Some of these environmental laws hold owners or operators of land or businesses liable for their own and for previous owners’ or operators’ releases of hazardous or toxic substances or wastes. Other environmental laws and regulations require the obtainment, and compliance with, environmental permits. To date, costs of complying with environmental, health and safety requirements have not been material.  The nature of our operations and our long history of industrial activities at certain of our current or former facilities, as well as those acquired could potentially result in material environmental liabilities.

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

Item 1A. Risk Factors

During the nine months ended September 30, 2017, there were no material changes to the risk factors disclosed in “PART I—Item 1A. Risk Factors” of the Company’s 2016 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the repurchase of common stock during the three months ended September 30, 2017:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 2017	133,328	$97.49	120,000	3,233,575
August 2017	929,024	$95.02	929,024	2,304,551
September 2017	188,749	$98.11	188,400	2,116,151
Total	1,251,101		1,237,424

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

We may also reacquire shares outside of the repurchase program from time to time in connection with the forfeiture of shares in satisfaction of tax withholding obligations from the vesting of share-based compensation. There were 13,677 shares reacquired in transactions outside of the repurchase program during the three months ended September 30, 2017.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Carlisle Companies Incorporated

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number		Filed with this Form 10-Q	Incorporated by Reference
	Exhibit Title		Form	File No.	Date Filed
2.1	Securities Purchase Agreement, dated September 29, 2017, between Accella Performance Materials LLC, Accella Holdings LLC and Carlisle Construction Materials, LLC.		8-K	001-9278	10/2/2017
10.1*	Letter Agreement, dated January 5, 2017, between Robert Roche and the Company.		8-K	001-9278	2/15/2017
10.2*	Form of Executive Severance Agreement.		8-K	001-9278	4/12/2017
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

October 25, 2017
By: /s/ Robert M. Roche
Name: Robert M. Roche
Title: Vice President and Chief Financial Officer