Form 10-K
period 2017-12-31
CARLISLE COMPANIES INC
filed 2018-02-16
CIK 790051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the shares of common stock of the registrant held by non‑affiliates was approximately $5.9 billion based upon the closing price of the common stock on the New York Stock Exchange on June 30, 2017.
As of February 13, 2018, 61,789,121 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2018 are incorporated by reference in Part III.

PART I

Item 1.  Business.

Overview

Carlisle Companies Incorporated's (“Carlisle”, the “Company”, “we”, “us” or “our”) operations began in 1917, and is a diversified manufacturing company consisting of five segments that manufacture and distribute a broad range of products. Additional information is contained in Items 7 and 8. All references to "Notes" refer to our Notes to Consolidated Financial Statements in this annual report on Form 10-K.

Our Company website is www.carlisle.com, through which we make available, free of charge, our Annual Report on Form 10‑K, Quarterly Reports on Form 10‑Q and Current Reports on Form 8‑K and all amendments to those reports, as soon as reasonably practicable after these reports are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”).

Business Strategy

We strive to be the market leader of highly‑engineered products in the various markets we serve. We are dedicated to achieving low‑cost positions and providing service excellence based on, among other things, superior quality, on‑time delivery and short cycle times.

The role of senior corporate management is to (i) allocate and manage capital, (ii) manage the Company’s portfolio of businesses including identifying acquisitions and businesses for divestiture in an effort to optimize the portfolio, (iii) evaluate and motivate segment management personnel and (iv) provide general management oversight and counsel.

The segment presidents are given considerable autonomy and have a significant level of independent responsibility for their businesses' operating performance. The Company believes that this structure encourages entrepreneurial action and enhances responsive decision making, thereby enabling each operation to better serve its customers and react quickly to its customers’ needs.

The Company utilizes its Carlisle Operating System (“COS”), a manufacturing structure and strategy deployment system based on lean enterprise and six sigma principles, to drive improving operational performance. COS is a continuous improvement process that defines the way the Company does business. Waste is eliminated and efficiencies are improved enterprise wide, allowing us to increase overall profitability. Improvements are not limited to production areas, as COS is also driving improvements in new product innovation, engineering, supply chain management, warranty and product rationalization. COS has created a culture of continuous improvement across all aspects of our business operations.

The Company has a long‑standing acquisition strategy. Traditionally, we have focused on strategic acquisitions or acquiring new businesses that can be added to existing operations. In addition, the Company considers acquiring new businesses that can operate independently from other Carlisle companies. Factors considered in making an acquisition include consolidation opportunities, technology, customer dispersion, operating capabilities and growth potential. We acquired four businesses during 2017, which complement our existing Carlisle Construction Materials (“CCM”) and Carlisle FoodService (“CFS”) segments. We also pursue the sale of a business when it is determined they no longer fit within the Company’s long‑term goals or strategy, and on February 1, 2018 announced the signing of a definitive agreement to sell CFS to The Jordan Company for $750 million (refer to Note 20).

For more details regarding acquisitions of the Company’s businesses during the past three years, refer to “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Acquisitions” and Note 3.

Financial Information About Segments

Information on the Company’s revenues, operating income and identifiable assets from continuing operations by segment for the last three fiscal years is as follows:

(in millions)	2017	2016	2015
Net Sales to Unaffiliated Customers
Carlisle Construction Materials	$2,336.2	$2,052.6	$2,002.6
Carlisle Interconnect Technologies	815.3	834.6	784.6
Carlisle FoodService Products	339.1	250.2	242.6
Carlisle Fluid Technologies	281.4	269.4	203.2
Carlisle Brake & Friction	317.9	268.6	310.2
Total	$4,089.9	$3,675.4	$3,543.2
Operating Income
Carlisle Construction Materials	$421.9	$430.3	$351.1
Carlisle Interconnect Technologies	89.5	143.9	143.0
Carlisle FoodService Products	39.5	31.5	27.3
Carlisle Fluid Technologies	16.1	31.2	20.9
Carlisle Brake & Friction	2.6	(135.9)	17.4
Segment Totals	569.6	501.0	559.7
Corporate and unallocated (1)	(63.9)	(62.9)	(56.4)
Total	$505.7	$438.1	$503.3
Identifiable Assets
Carlisle Construction Materials	$1,898.6	$891.6	$899.2
Carlisle Interconnect Technologies	1,473.0	1,446.3	1,264.0
Carlisle FoodService Products	469.3	206.1	199.0
Carlisle Fluid Technologies	678.7	640.9	659.5
Carlisle Brake & Friction	433.8	389.9	553.0
Segment Total	4,953.4	3,574.8	3,574.7
Corporate and unallocated (2)	346.4	391.0	376.2
Total	$5,299.8	$3,965.8	$3,950.9

(1)	Includes general corporate expenses and other unallocated costs.

(2)	Consists primarily of pooled cash and cash equivalents.

Description of Businesses by Segment

Carlisle Construction Materials (“CCM”)

The CCM segment is a market leader in designing, manufacturing and selling thermoplastic polyolefin (“TPO”), ehtylene propylene diene monomer rubber (“EPDM”) and polyvinyl chloride (“PVC”) membrane and metal roofing systems. CCM also manufactures and distributes energy‑efficient rigid foam insulation panels for all roofing applications. Roofing materials and insulation are sold together in warranted systems or separately in non-warranted systems to the new construction, re-roofing and maintenance, general construction and industrial markets. The roofing materials, including insulation, are primarily sold under the SynTec, Versico and Hunter Panels product lines in the United States of America (“U.S.” or “United States”) and throughout the world and, in addition, the Resitrix and Hertalan product lines in Europe. The segment manufactures and sells liquid and spray‑applied waterproofing membranes, vapor and air barriers and HVAC duct sealants and hardware for the commercial and residential construction markets through its coatings and waterproofing operation. The segment manufactures block molded expanded polystyrene for a variety of end markets, predominantly roofing and waterproofing through its Insulfoam product line. The majority of CCM’s products are sold through a network of authorized sales representatives and distributors. On November 1, 2017, we acquired Accella Performance Materials LLC, a Delaware limited liability company and Accella Holdings LLC, a Delaware limited liability company (together, “Accella”). Accella, operating through its subsidiaries, is a North American specialty polyurethanes platform, offering a broad range of polyurethane products and solutions across a broad diversity of markets and applications.

CCM operates manufacturing facilities located throughout the United States, its primary market, and in Germany, the Netherlands and Romania. Insulation facilities are located in New York, Illinois, Florida, Texas, Pennsylvania, Utah and Washington. EPDM manufacturing operations are located in Pennsylvania, Illinois, the Netherlands and Germany. TPO facilities are located in Mississippi, Utah and Pennsylvania. Metal roofing facilities are located in Colorado, Florida, Kentucky, Maryland and Pennsylvania. Coatings and waterproofing manufacturing operations include four production facilities in North America and one in the United Kingdom. Block molded expanded polystyrene operations are located in eight production and fabrication facilities across the United States. CCM also has a PVC manufacturing plant in Illinois. CCM, through its Accella operations, presently has nine production facilities across the United States, as well as one in Germany.

Raw materials for this segment include methylene diphenyl diisocyanate (“MDI”), polyol, EPDM polymer, TPO polymer, carbon black, processing oils, solvents, asphalt, polyester fabric, black facer paper, oriented strand board, clay and various packaging materials. Critical raw materials generally have at least two vendor sources to better assure adequate supply. The vendor typically has multiple processing facilities for raw materials that are single sourced.

Sales and earnings for CCM tend to be somewhat higher in the second and third quarters due to increased construction activity during those periods from favorable weather conditions.

The working capital practices for this segment include:

•	Standard accounts receivable payment terms of 45 days to 90 days.

•	Standard accounts payable payment terms of 30 days to 60 days.

•	Inventories are maintained in sufficient quantities to meet forecasted demand.

CCM serves a large and diverse customer base; however, in 2017 CCM's largest distributor customer represented approximately 15% of this segment’s net sales, but did not represent 10% of the Company’s consolidated net sales. On January 2, 2018, CCM's largest distribution customer completed a merger with another significant customer, and together would have represented 22% of CCM's 2017 net sales and 12% of the Company's consolidated net sales. The loss of this customer could have a material adverse effect on this segment’s net sales and operating income. Backlog orders are not considered a significant factor of CCM’s business and were $64.7 million and $46.0 million as of December 31, 2017 and 2016, respectively; however, not all of these orders are firm in nature. All orders are reasonably expected to be filled in 2018.

This segment faces competition from numerous competitors that produce roofing, insulation and waterproofing products for commercial and residential applications. The level of competition within this market varies by product line. As one of four major manufacturers in the single‑ply industry, CCM competes through innovative products, long‑term warranties and customer service. CCM offers separately‑priced extended warranty contracts on certain of its products ranging from five years to 40 years, the most significant being those offered on its installed roofing systems, subject to certain exclusions, covers leaks in the roofing system attributable to a problem with the particular product or the installation of the product. The building owner must have the roofing system installed by an independent authorized roofing contractor trained by CCM to install its roofing systems in order to qualify for the warranty.

Carlisle Interconnect Technologies (“CIT”)

The CIT segment is a market leader in designing, manufacturing and selling high‑performance wire, cable, connectors, contacts and cable assemblies and satellite communication equipment for the transfer of power and data primarily for the aerospace, medical, defense electronics, test and measurement equipment and select industrial markets. This segment operates manufacturing facilities in the United States, China and Mexico, with the United States, Europe and China being the primary target markets for sales. Sales are made by direct sales personnel and independent sales representatives.

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

The working capital practices for this segment include:

•	Standard accounts receivable payment terms of 30 days to 60 days.

•	Standard accounts payable payment terms of 30 days to 60 days.

•	Inventories are maintained in sufficient quantities to meet forecasted demand. The majority of CIT’s sales are from made‑to‑order products, resulting in inventories purchased on demand.

CIT serves a large and diverse customer base; however, in 2017 one customer represented approximately 10% of this segment’s net sales, but did not represent 10% of the Company’s consolidated net sales. The loss of this customer could have a material adverse effect on this segment’s net sales and operating income. Backlog orders were $299.9 million and $217.6 million as of December 31, 2017 and 2016, respectively; however, not all of these orders are firm in nature. Of the $299.9 million in backlog orders as of December 31, 2017, $11.3 million is not reasonably expected to be filled in 2018.

The CIT segment faces competition from numerous competitors within each of the markets it serves. While product specifications, certifications and life cycles vary by market, the CIT segment primarily positions itself to gain design specification for customer platforms or products with long life cycles and high barriers to entry, such as in the aerospace and medical markets that generally have high standards for product certification as deemed by the Federal Aviation Administration (“FAA”) and Food and Drug Administration (“FDA”), respectively. The CIT segment competes primarily on the basis of its product performance and its ability to meet its customers’ highly specific design, engineering and delivery needs on a timely basis. Relative to many of its competitors that are large multi‑national corporations, the CIT segment retains the ability to remain agile and respond quickly to customer needs and market opportunities.

Carlisle FoodService Products (“CFS”)

On February 1, 2018, the Company announced the signing of a definitive agreement to sell its CFS operations to The Jordan Company for $750 million in cash, subject to certain adjustments. The transaction is subject to customary closing conditions, including regulatory clearances, and is expected to close in the first quarter of 2018.

The CFS segment is a market leader in designing, manufacturing and selling of commercial foodservice and janitorial products with three main focus markets. CFS is a leading provider of (i) tabletop dining supplies, table coverings and display serving ware, (ii) food preparation, storage and handling and transport supplies and tools and (iii) cleaning and sanitation tools and waste handling for restaurants, hotels, hospitals, nursing homes, business and industry work sites and education and government facilities. CFS’s Dinex® brand business is a leading provider of healthcare meal delivery systems for in‑room and mobile dining for acute care hospital patients and senior assisted living residents. CFS’s Sanitary Maintenance Products group is a leading provider of Sparta® brand cleaning brushes, floor care supplies and waste handling for janitorial professionals managing cleaning and maintenance for commercial, industrial and institutional facilities. The CFS segment also includes the San Jamar product lines, acquired on January 9, 2017, which are leading brands of universal dispensing systems and food safety products for foodservice and hygiene applications. With the acquisition, CFS designs and distributes dispensers for paper towels, tissue, soap and air purification as well as personal and food safety products for commercial and institutional foodservice and sanitary maintenance customers, under the San Jamar brand.

CFS operates manufacturing facilities in the United States and Mexico. Sales are primarily in North America. CFS’s product lines are distributed from four primary distribution centers located in North Carolina, Oklahoma, Illinois and Wisconsin to wholesalers, distributors and dealers. These distributor and dealer customers, in turn, sell to restaurants, hotels and on-site foodservice operators and sanitary maintenance professionals. Distributors and dealer business relationships are managed through both direct sales personnel and subcontracted manufacturer representatives.

Raw materials used by the CFS segment include polymer resins, stainless steel and aluminum. Key raw materials are sourced nationally from recognized suppliers of these materials.

The working capital practices for this segment include:

•	Standard accounts receivable payment terms of 30 days to 60 days.

•	Standard accounts payable payment terms of 30 days to 90 days.

•	Inventories are maintained in sufficient quantities to meet forecasted demand.

The CFS segment serves a large and diverse customer base; however, in 2017 three distributor customers together represented approximately 21% of this segment’s net sales, none of which represented 10% of the Company’s consolidated net sales. The loss of one of these distributor customers could have a material adverse effect on this segment’s net sales and operating income. Backlog orders are not considered a significant factor of CFS’s business and were $7.7 million and $5.6 million as of December 31, 2017 and 2016, respectively; however, not all of these orders are firm in nature. All orders are reasonably expected to be filled in 2018.

The CFS segment is engaged in markets that are generally highly competitive and competes equally on price, service and product performance.

Carlisle Fluid Technologies (“CFT”)

The CFT segment is a market leader in designing, manufacturing and selling highly‑engineered liquid and powder finishing equipment and system components primarily in the automotive, automotive refinishing, aerospace, agriculture, construction, marine and rail industries. The segment operates manufacturing and assembly facilities primarily in the United States, the United Kingdom, Switzerland, China and Japan, with approximately 60% of its sales outside the United States. The CFT segment manufactures and sells products that are sold under the brand names of Binks®, DeVilbiss®, Ransburg®, BGK® and MS Powder®. The majority of sales into CFT's industries are made through a worldwide network of distributors, integrators and some direct to end‑user sales. These business relationships are managed primarily through direct sales personnel worldwide.

Key raw materials for this segment include carbon and various grades of stainless steel, brass, aluminum, copper, machined metals, carbide, machined plastic parts and PTFE. Key raw materials are typically sourced worldwide and have at least two vendor sources to better assure adequate supply.

Approximately 20% to 25% of CFT’s annual net sales are for the development and in some cases assembly of large fluid handling or other application systems projects. Timing of these system sales can result in sales that are higher in certain quarters versus other quarters within the same calendar year. In addition, timing of system sales may cause significant year over year sales variances.

The working capital practices for this segment include:

•	Standard accounts receivable payment terms of 30 days to 90 days.

•	Standard accounts payable payment terms of 30 days to 60 days.

•	Inventories are maintained in sufficient quantities to meet forecasted demand.

CFT serves a large and diverse customer base. The loss of any single customer would not have a material adverse effect on the segment’s net sales and operating income. Backlog orders are not considered a significant factor of CFT’s business and were $31.9 million and $33.1 million as of December 31, 2017 and 2016, respectively; however, not all of these orders are firm in nature. All orders are reasonably expected to be filled in 2018.

The CFT segment competes against both regional and international manufacturers. Major competitive factors include innovative designs, the ability to provide customers with lower cost of ownership, dependable performance and high quality at a competitive price. CFT’s product's ability to spray, mix or deliver a wide range of coatings, applied uniformly in exact increments, is critical to the overall appearance and functionality. The segment’s installed base of global customers is supported by a worldwide distribution network with the ability to deliver critical spare parts and other services. Brands that are well recognized and respected internationally, combined with a diverse base of customers, applications and industries served, positions the CFT segment to continue designing patented, innovative equipment and solutions for customers across the globe.

Carlisle Brake & Friction (“CBF”)

The CBF segment is a market leader in designing, manufacturing and selling high-performance braking products and systems and clutch transmission friction products for off‑highway, on‑highway, aircraft and other industrial applications. CBF also includes the performance racing group which designs, manufactures and sells high‑performance motorsport braking products. The CBF segment manufactures and sells products which are sold under several brand names, such as Hawk®, Wellman® and Velvetouch®. CBF’s products are sold by direct sales personnel to Original Equipment Manufacturers (“OEMs”), mass merchandisers and various wholesale and industrial distributors around the world, including North America, Europe, Asia and South America. Key markets served include construction, agriculture, mining, aircraft, on-highway and performance racing. Manufacturing facilities are located in the United States, the United Kingdom, Italy, China, Japan and India, where we have established a light manufacturing presence.

The brake manufacturing operations require the use of various metal products such as castings, pistons, springs and bearings. With respect to friction products, the raw materials used are fiberglass, phenolic resin, metallic chips, copper and iron powders, steel, custom‑fabricated cellulose sheet and various other organic materials. Raw materials are sourced worldwide to better assure adequate supply. Critical raw materials generally have at least two vendor sources.

The working capital practices for this segment include:

•	Standard accounts receivable payment terms of 30 days to 60 days.

•	Standard accounts payable payment terms of 30 days to 90 days.

•	Inventories are maintained in sufficient quantities to meet forecasted demand.

CBF serves a large and diverse customer base; however, in 2017 one customer represented approximately 20% of this segment’s net sales, but did not represent 10% of the Company’s consolidated net sales. The loss of this customer could have a material adverse effect on this segment’s net sales and operating income. Backlog orders were $190.3 million and $119.0 million as of December 31, 2017 and 2016, respectively; however, not all of these orders are firm in nature. All orders are reasonably expected to be filled in 2018.

This segment strives to be a market leader by competing globally against regional and international manufacturers. Few competitors participate in all served markets. A majority of competitors participate in only a few of CBF’s served markets on a regional or global basis. Markets served are competitive and the major competitive factors include product performance, quality, product availability and price. The relative importance of these competitive factors varies by market segment and channel.

Intellectual Property

The Company owns or holds the right to use a variety of patents, trademarks, licenses, inventions, trade secrets and other intellectual property rights. The Company has adopted a variety of measures and programs to ensure the continued validity and enforceability of its various intellectual property rights.

Research and Development

Research and development activities include the development of new product lines, the modification of existing product lines to comply with regulatory changes and the research of cost efficiencies through raw material substitution and process improvements. The Company’s research and development expenses were $54.9 million, $48.1 million and $42.8 million in 2017, 2016 and 2015, respectively, representing 1.3% of net sales in both 2017 and 2016 and 1.2% of net sales in 2015.

Environmental Matters

Refer to “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental” and Note 11 for information regarding environmental matters.

Employees

As of December 31, 2017, the Company had approximately 14,000 employees and also had approximately 1,600 temporary workers. Certain international employees are subject to local work councils or collective bargaining agreements. The Company believes the state of its relationship with its employees is generally good.

International

Refer to Note 2 for foreign net sales and an allocation of the Company’s assets.

Item 1A.  Risk Factors.

The Company’s business, financial condition, results of operations and cash flows can be affected by a number of factors including but not limited to those set forth below, those set forth in our “Forward Looking Statements” disclosure in Item 7 and those set forth elsewhere in this Annual Report on Form 10‑K, any one of which could cause the Company’s actual results to vary materially from recent results or from anticipated future results.

Several of the market segments that the Company serves are cyclical and sensitive to domestic and global economic conditions.

Several of the market segments in which the Company sells its products are, to varying degrees, cyclical and may experience periodic downturns in demand. For example, the CBF segment is susceptible to downturns in the construction, agriculture and mining industries. The CIT segment is susceptible to downturns in the commercial airline industry, and the CCM segment is susceptible to downturns in the commercial construction industry.

Uncertainty regarding global economic conditions may have an adverse effect on the businesses, results of operations and financial condition of the Company and its customers, distributors and suppliers. Among the economic factors which may affect performance are: manufacturing activity, commercial and residential construction, difficulties entering new markets and general economic conditions such as inflation, deflation, interest rates and credit availability. These effects may, among other things, negatively impact the level of purchases, capital expenditures and creditworthiness of the Company’s customers, distributors and suppliers, and therefore, the Company’s results of operations, margins and orders. The Company cannot predict if, when or how much worldwide economic conditions will fluctuate. These conditions are highly unpredictable and beyond the Company's control. If these conditions deteriorate, however, the Company’s business, financial condition, results of operations and cash flows could be materially adversely affected.

The Company’s earnings growth strategy is partially dependent on the acquisition and successful integration of other businesses.

The Company has a history of acquiring businesses as part of its earnings growth strategy. Typically, the Company considers acquiring companies than can be integrated within an existing business. Acquisitions of this type involve numerous risks, which may include a failure to realize expected sales growth and operating and cost synergies from integration initiatives to combine the acquired business with an existing business; increasing dependency on the markets served by the combined businesses; increased debt to finance the acquisitions or the inability to obtain adequate financing on reasonable terms.
The Company also considers the acquisition of businesses that may operate independent of existing businesses that involve similar risks with respect to a failure to realize expected sales growth or operating and cost reductions within the acquired business; and could increase the possibility of diverting corporate management’s attention from its existing operations.
The successful realization of sales growth and cost reductions and synergies with our existing businesses and within acquired stand-alone businesses and therefore increases in profitability overall, is dependent upon successful integration initiatives. If these integration initiatives do not occur, there may be a negative effect on the Company’s business, financial condition, results of operations and cash flows.
See “Part II-Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for recent acquisition information.

The Company has significant concentrations in the commercial construction market.

For the year ended December 31, 2017, approximately 57% of the Company’s revenues and approximately 83% of its operating income were generated by the CCM segment. Construction spending is affected by economic conditions, changes in interest rates, demographic and population shifts and changes in construction spending by federal, state and local governments. A decline in the commercial construction market could adversely affect the Company’s business, financial condition, results of operations and cash flows. Additionally, adverse weather conditions such as heavy or sustained rainfall, cold weather and snow can limit construction activity and reduce demand for roofing materials. Weather conditions can also be a positive factor, as demand for roofing materials may rise after harsh weather conditions due to the need for replacement materials.

The CCM segment competes through pricing, among other factors. Increased competition in this segment has placed, and could continue to place, negative pressure on operating results in future periods.

The Company is subject to risks arising from international economic, political, legal and business factors.

The Company has increased, and anticipates it will continue to increase, its presence in global markets. Approximately 23% of the Company’s revenues in 2017 were generated outside the United States. The Company expects this percentage will grow as the Company continues to expand its international sales efforts. In addition, to compete globally, all of the Company’s segments have operations outside the United States.

The Company’s increasing reliance on international revenues and international manufacturing bases exposes its business, financial condition, operating results and cash flows to a number of risks, including price and currency controls; government embargoes or foreign trade restrictions; extraterritorial effects of U.S. laws such as the Foreign Corrupt Practices Act; expropriation of assets; war, civil uprisings, acts of terror and riots; political instability; nationalization of private enterprises; hyperinflationary conditions; the necessity of obtaining governmental approval for new and continuing products and operations, currency conversion or repatriation of assets; legal systems of decrees, laws, taxes, regulations, interpretations and court decisions that are not always fully developed and that may be retroactively or arbitrarily applied; cost and availability of international shipping channels; and customer loyalty to local companies.

The loss of, or a significant decline in business with, one or more of the Company’s key customers could adversely affect the Company’s business, financial condition, results of operations and cash flows.

The Company operates in several niche markets in which a large portion of the segment’s revenues are attributable to a few large customers. See “Item 1. Business—Overview—Description of Businesses by Segment” for a discussion of customer concentrations by segment. A significant reduction in purchases by one or more of these customers could have a material adverse effect on the business, financial condition, results of operations or cash flows of one or more of the Company’s segments.

Some of the Company’s key customers enjoy significant purchasing power that may be used to exert pricing pressure on the Company. Additionally, as many of the Company’s businesses are part of a long supply chain to the ultimate consumer, the Company’s business, financial condition, results of operations or cash flows could be adversely affected if one or more key customers elects to in‑source or find alternative suppliers for the production of a product or products that the Company currently provides.

Raw material costs are a significant component of the Company’s cost structure and are subject to volatility.

The Company utilizes petroleum‑based products, steel and other commodities in its manufacturing processes. Raw materials, including inbound freight, accounted for approximately 57% of the Company’s cost of goods sold in 2017. Significant increases in the price of these materials may not be recovered through selling price increases and could adversely affect the Company’s business, financial condition, results of operations and cash flows. The Company also relies on global sources of raw materials, which could be adversely impacted by unfavorable shipping or trade arrangements and global economic conditions.

Security breaches or significant disruptions of our information technology systems or violations of data privacy laws could adversely affect our business.

We rely on information technology systems, some of which are managed by third-parties, to process, transmit and store electronic information, and to manage or support critical business processes. Security breaches of these systems could result in the unauthorized or inappropriate access to confidential information or personal data entrusted to us by our business partners. Additionally, these systems may be disrupted as a result of attacks by computer hackers or viruses, human error or wrongdoing, operational failures or other catastrophic events. The Company leverages its internal information technology infrastructures, and those of its business partners, to enable, sustain and protect its global business interests, however, any of the aforementioned breaches or disruptions could adversely affect our business.

We are subject to data privacy and security laws, regulations and customer-imposed controls as a result of having access to and processing confidential, personal and/or sensitive data in the course of business. If we are unable to maintain reliable information technology systems and appropriate controls with respect to privacy and security requirements, we may suffer regulatory consequences that could be costly or otherwise adversely affect our business.

Currency fluctuation could have a material impact on the Company’s reported results of business operations.

The Company’s global net sales and other activities are translated into U.S. Dollars ("USD") for reporting purposes. The strengthening or weakening of the USD could result in unfavorable translation effects as the results of transactions in foreign countries are translated into USD. In addition, sales and purchases in currencies other than the USD expose the Company to fluctuations in foreign currencies relative to the USD. Increased strength of the USD will decrease the Company’s reported revenues or margins in respect of sales conducted in foreign currencies to the extent the Company is unable or determines not to increase local currency prices. Likewise, decreased strength of the USD could have a material adverse effect on the cost of materials and products purchased overseas. Many of the Company’s sales that are exported by its U.S. subsidiaries to foreign countries are denominated in USD, reducing currency exposure. However, increased strength of the USD may decrease the competitiveness of our U.S. subsidiaries’ products that are sold in USD within foreign locations.

The Company has entered into foreign currency forward contracts to mitigate the exposure of certain of our results of operations and cash flows to such fluctuations. Refer to Note 18 for a discussion of these contracts.

Dispositions, failure to successfully complete dispositions or restructuring activities could negatively affect the Company.

From time to time, the Company, as part of its commitment to concentrate on its core business, may dispose of all or a portion of certain businesses. Such dispositions involve a number of risks and present financial, managerial and operational challenges, including diversion of management's attention from the Company’s core businesses, increased expense associated with the dispositions, potential disputes with the customers or suppliers of the disposed businesses, potential disputes with the acquirers of the disposed businesses and a potential dilutive effect on the Company’s earnings per share. If dispositions are not completed in a timely manner, there may be a negative effect on the Company’s cash flows and/or the Company’s ability to execute its strategy.

Additionally, from time to time, the Company may undertake consolidation and other restructuring projects in an effort to reduce costs and streamline its operations. Such restructuring activities may divert management's attention from the Company’s core businesses, increase expenses on a short‑term basis and lead to potential disputes with the employees, customers or suppliers of the affected businesses. If restructuring activities are not completed in a timely manner or if anticipated cost savings, synergies and efficiencies are not realized, there may be a negative effect on the Company’s business, financial condition, results of operations and cash flows.

During 2017, the Company implemented cost reduction plans and incurred restructuring and severance charges of $26.8 million, primarily resulting from a reduction in workforce, facility consolidation, relocation, accelerated depreciation and lease termination costs associated with our CFT, CBF and CIT segments. Refer to Note 4 for a discussion of these restructuring programs.

The Company’s operations are subject to regulatory risks.

Certain products manufactured by our businesses operating in the aerospace and medical markets are subject to extensive regulation by the FAA and FDA, respectively. It can be costly and time‑consuming to obtain and maintain regulatory approvals as well as maintain certifications to supply our products to OEM aerospace customers and to obtain regulatory approvals to market medical devices. Product approvals subject to regulations might not be granted for new devices on a timely basis, if at all. Proposed new regulations or changes to regulations could result in the need to incur significant additional costs to comply. Continued government scrutiny, including reviews of the FDA medical device pre‑market authorization and post‑market surveillance processes, may impact the requirements for our medical device interconnect components. Failure to effectively respond to changes to applicable laws and regulations or comply with existing and future laws and regulations may have a negative effect on the Company’s business, financial condition, results of operations and cash flows.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

The number, location and size of the Company’s principal properties as of December 31, 2017, are shown on the following chart by segment.

	Number of Facilities					Square Footage (in millions)
Segment	North America	Europe	Asia	Other	Total	Owned	Leased
Carlisle Construction Materials	50	6	—	—	56	5.0	1.1
Carlisle Interconnect Technologies	12	3	3	—	18	0.7	1.0
Carlisle Fluid Technologies	6	2	2	2	12	0.6	0.1
Carlisle Brake and Friction	4	2	4	—	10	1.0	0.5
Carlisle FoodService Products	13	1	—	—	14	0.2	0.9
Totals	85	14	9	2	110	7.5	3.6

In addition to the manufacturing plants, warehousing facilities and offices listed above, we lease our worldwide headquarters in Scottsdale, Arizona and regional corporate offices in Hong Kong and Shanghai, China. We consider our principal properties, as well as the related machinery and equipment, to be well maintained and suitable and adequate for their intended purpose.

Item 3.  Legal Proceedings.

We are party to certain lawsuits in the ordinary course of business. Information about our legal proceedings is included in Note 11, and is incorporated by reference herein. Aside from the amounts disclosed in Note 11, if any, we do not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on our business, financial condition, results of operations or cash flows.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is traded on the New York Stock Exchange. As of December 31, 2017, there were 1,235 shareholders of record. The number of beneficial holders is substantially greater than the number of record holders because a significant portion of our common stock is held of record in broker “street names”.

Quarterly cash dividends paid, and the high and low prices of the Company’s stock on the New York Stock Exchange in 2017 and 2016 were as follows:

2017	First	Second	Third	Fourth
Dividends per share	$0.35	$0.35	$0.37	$0.37
Stock Price
High	$112.03	$109.58	$100.80	$115.91
Low	$103.30	$93.50	$92.40	$99.15

2016	First	Second	Third	Fourth
Dividends per share	$0.30	$0.30	$0.35	$0.35
Stock Price
High	$99.79	$105.68	$108.49	$115.96
Low	$77.82	$98.38	$98.85	$101.57

The following table summarizes the Company’s purchases of its common stock during the three months ended December 31, 2017:

2017	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October	—	$—	—	2,116,151
November	—	$—	—	2,116,151
December	—	$—	—	2,116,151
Total	—		—

(1)
Represents the number of shares that can be repurchased under the Company’s stock repurchase program. On February 6, 2018, the Board approved an increase in the Company's stock repurchase program for up to 13.7 million shares.

The Company may also reacquire shares outside of the repurchase program from time to time in connection with the forfeiture of shares in satisfaction of tax withholding obligations from the vesting of share‑based compensation. There were no shares reacquired in transactions outside the repurchase program during the three months ended December 31, 2017.

Item 6.  Selected Financial Data.

Selected Consolidated Financial Data

(in millions except for per share data)	2017	2016	2015	2014	2013
Summary of Operations
Net sales	$4,089.9	$3,675.4	$3,543.2	$3,204.0	$2,943.0
Gross margin	1,148.0	1,157.3	1,006.7	819.5	745.6
Selling and administrative expenses	589.4	532.0	461.9	379.0	353.7
Research and development expenses	54.9	48.1	42.8	33.8	29.3
Operating income	505.7	438.1	503.3	409.9	366.9
Income from continuing operations	365.3	250.8	319.6	251.7	235.2
Basic earnings per share	$5.75	$3.87	$4.89	$3.89	$3.69
Diluted earnings per share	$5.71	$3.83	$4.82	$3.83	$3.61
Net income	365.5	250.1	319.7	251.3	209.7
Basic earnings per share	$5.75	$3.86	$4.89	$3.89	$3.29
Diluted earnings per share	$5.71	$3.82	$4.82	$3.82	$3.22
Financial Position
Total assets	$5,299.8	$3,965.8	$3,950.9	$3,754.9	$3,488.5
Long-term debt	1,586.2	596.4	595.6	746.0	746.5
Other Data
Dividends paid	$92.1	$84.5	$72.3	$61.2	$53.7
Per share	$1.44	$1.30	$1.10	$0.94	$0.84
Refer to Note 1 for information regarding retrospective adjustment of prior year amounts resulting from presentation of operating income. Refer to Note 3 for information regarding recent acquisitions and their impact to financial results.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Carlisle Companies Incorporated (“Carlisle”, the “Company”, “we”, “us” or “our”) is a multi-national company that designs, manufactures and sells a wide range of products primarily throughout North America, Western Europe and the Asia Pacific region. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of Company management. All references to “Notes” refer to our Notes to Consolidated Financial Statements in this annual report on Form 10-K.

During the fourth quarter of 2017, we revised (i) the Consolidated Statement of Earnings to include a subtotal of operating income, with non-operating (income) expense reflected as a separate line item below interest expense, net and (ii) its segment measure of profit and loss to operating income (previously earnings before interest and taxes). We have reclassified certain prior period amounts to conform to the current period presentation. These changes were made to better reflect our results of operations and to be consistent with the change in the measure of operating performance evaluated by the Chief Operating Decision Maker, our Chief Executive Officer.

Executive Overview

We focus on achieving profitable growth in our segments both organically, through new product development, product line extensions and entering new markets, as well as through acquisitions of businesses that complement our existing technologies, products and market channels. We focus on obtaining profitable growth through:

•	Year‑over‑year improvement in sales, operating income margins, net earnings and return on invested capital (“ROIC”);

•	Reduction of working capital (defined as receivables, plus inventories, net of accounts payable) as a percentage of net sales;

•	Globalization; and

•	Maintenance of a strong and flexible balance sheet.

Resources are allocated among the operating companies based on management’s assessment of their ability to obtain leadership positions and competitive advantages in the markets they serve.

2017 was another year of milestones. Our revenue surpassed $4 billion for the first time, driven by a strong U.S. commercial roofing market, off-highway vehicle markets recovering from market lows, and strategic acquisitions. We further returned a record $360.5 million to shareholders in the form of $92.1 million of dividends and $268.4 million of share repurchases. We successfully executed on our commitment to deploy capital in support of our growth strategy as evidenced by a record nearly $1 billion deployed into acquisitions, a Carlisle record amount. These acquisitions included San Jamar, Inc., (“San Jamar”), Arbo Holdings Limited (“Arbo”), Drexel Metals, Inc., (“Drexel Metals”), and Accella Holdings LLC, the parent company to Accella Performance Materials Inc. (collectively “Accella”), the largest acquisition in Carlisle's history. Finally, we issued $1 billion of senior notes to optimize our capital structure. This debt issue was the largest in Carlisle's history and was favorably received by the capital markets.

With a recently increased $1 billion of availability on our credit revolver, and with our strong cash generation, we expect to have ample liquidity to make further investments in our businesses and continue to return capital to our shareholders.

While we are still evaluating the long-term impact of the recent change in United States ("U.S.") tax policy, our 2017 results include $52.6 million of estimated positive direct and indirect impact due to the Tax Cuts and Jobs Act (the “Tax Act”), consisting of a benefit of remeasuring deferred taxes of $90.2 million, one-time toll charges for foreign earnings of $32.5 million, and expense from the change in assertion related to reinvestment of foreign earnings of $5.1 million.

The Carlisle Operating System (“COS”), based on lean sigma principles and the cornerstone of Carlisle's culture of operational excellence, continued to drive improvements throughout the organization in 2017. Savings from COS were a significant contributor to our solid operating income performance. As the next phase of COS is deployed, we will move from a factory based system to focus on consistent application of COS in our business processes.

On February 1, 2018, we announced the signing of a definitive agreement to sell Carlisle FoodService Products (“CFS”) to The Jordan Company for $750 million (refer to Note 20).

Summary Financial Results

(in millions, except per share amounts)	2017	2016	Change		2016	2015	Change
Net sales	$4,089.9	$3,675.4	11.3%		$3,675.4	$3,543.2	3.7%
Impairment charges	$—	$141.5	(100.0)%		$141.5	$—	100.0%
Operating income	$505.7	$438.1	15.4%		$438.1	$503.3	(13.0)%
Operating margin	12.4%	11.9%	50	bps	11.9%	14.2%	(230)	bps
Income from continuing operations	$365.3	$250.8	45.7%		$250.8	$319.6	(21.5)%
Diluted EPS from continuing operations	$5.71	$3.83	49.1%		$3.83	$4.82	(20.5)%

Items affecting comparability: (1)
Impact to operating income	$51.8	$25.1			$25.1	$13.1
Impact to income from continuing operations	$(11.8)	$16.5			$16.5	$8.0
Impact to diluted EPS from continuing operations	$(0.18)	$0.26			$0.26	$0.12

(1)
Items affecting comparability primarily include acquisition related costs, exit and disposal costs, facility rationalization costs, gains from divestitures and the impact of the Tax Act. The tax effect is based on the rate of the jurisdiction where the expense is deductible. Refer to Items Affecting Comparability in this MD&A for further discussion.

2017 Compared with 2016

Net sales increased primarily reflecting contribution from acquisitions in the Carlisle Construction Materials (“CCM”), CFS and Carlisle Interconnect Technologies (“CIT”) segments as well as higher net sales volume at CCM, associated with favorable commercial roofing market conditions, and higher net sales volume at Carlisle Brake & Friction (“CBF”), associated with higher demand from the construction, agriculture and mining markets. These increases were partially offset by lower net sales volume at CIT, driven by challenges in the commercial aerospace market.

The increase in operating income and operating margin primarily reflected the non-recurrence of $141.5 million of goodwill and other intangible assets impairment charges taken at our CBF segment in 2016, higher net sales volumes in the CCM and CBF segments, savings from COS and acquired earnings from San Jamar in the CFS segment. This increase was partially offset by rising raw material costs in the CCM segment, lower sales and operating margin at CIT, approximately $36.5 million for facility rationalization and exit and disposal costs and $11.5 million of acquired inventory costs.

Diluted EPS improved primarily reflecting the the aforementioned increases in operating income combined with the positive net impact of the Tax Act.

We generated $458.7 million in operating cash flows during 2017.  We utilized cash on hand, cash provided by operations and funds from our $1.0 billion notes issued in November 2017 to fund acquisitions, fund capital projects and return capital to shareholders.

Outlook

For 2018, on a continuing operations basis, we expect total net sales growth in the mid-teens, led by the performance of our CCM, CIT and CBF segments. Net sales growth is expected to be primarily driven by growth related to strength in the domestic commercial roofing market and contributions from acquisitions in the CCM segment, higher demand for aerospace, medical and test and measurement markets in the CIT segment and growth in the core markets of agriculture, mining and construction in the CBF segment.

2016 Compared with 2015

Net sales increased primarily due to higher net sales volume at CCM, reflecting favorable commercial roofing market conditions, full year sales from the acquired Finishing Brands business and higher sales from CIT, reflecting higher sales volume and contribution from acquisitions. These increases were partially offset by lower net sales at CBF. CBF's results are consistent with reported significant sales declines in the construction, mining and aircraft off-highway equipment sectors.

The decrease in operating income primarily reflected the impairment of goodwill and other intangible assets at our CBF segment of $141.5 million. Refer to Critical Accounting Estimates in this MD&A for further discussion. This reduction was partially offset by $79.2 million increase in operating income from the CCM segment due to favorable raw material and pricing dynamics and higher sales volume and the contribution of a full year of the acquired Finishing Brands business within the CFT segment.

Acquisitions

2017 Acquisitions

On November 1, 2017, we acquired Accella, a specialty polyurethane platform, for estimated consideration of $670.7 million. Accella offers a wide range of polyurethane products and solutions across a broad diversity of markets and applications. Accella provides an excellent adjacent opportunity into the attractive polyurethane market, which includes Spray Polyurethane Foam and Liquid Applied Roofing. The results of operations of the acquired business are reported within the CCM segment.

On July 3, 2017, we acquired Drexel Metals for consideration of $55.8 million. Drexel Metals is a leading provider of architectural standing seam metal roofing systems for commercial, institutional and residential applications. The results of operations of the acquired business are reported within the CCM segment.

On January 31, 2017, we acquired Arbo for consideration of $11.5 million, including the estimated fair value of contingent consideration of $2.5 million. Arbo is a leading provider of sealants, coatings and membrane systems used for waterproofing and sealing buildings and other structures. The results of operations of the acquired business are reported within the CCM segment.

On January 9, 2017, we acquired San Jamar for consideration of $217.2 million. San Jamar is a leading provider of universal dispensing systems and food safety products for foodservice and hygiene applications. San Jamar complements the operating performance at CFS by adding innovative new products, opportunities to expand our presence in complementary sales channels and adding a history of profitable growth. The results of operations of the acquired business are reported within the CFS segment.

2016 Acquisitions

On October 3, 2016, we acquired Star Aviation, Inc. (“Star Aviation”), for consideration of $82.7 million. Star Aviation is a leading provider of design and engineering services, testing and certification work and manufactured products for in-flight connectivity applications on commercial, business and military aircraft. Star Aviation complements CIT’s highly specialized engineering and design capabilities in the in-flight connectivity market, where we expect further growth opportunities from the demand for retro-fit and line-fit for satellite connectivity, as well as, development in emerging connectivity technologies. The results of operations of the acquired business are reported within the CIT segment.

On June 10, 2016, we acquired Micro-Coax, Inc. and Kroll Technologies, LLC, (collectively “Micro-Coax”) for consideration of $96.6 million. The acquired business is a provider of high-performance, high frequency coaxial wire and cable and cable assemblies to the defense, satellite, test and measurement and other industrial markets. The results of operations of the acquired business are reported within the CIT segment.

On February 19, 2016, we acquired MS Oberflächentechnik AG (“MS Powder”), a Swiss-based developer and manufacturer of powder coating systems and related components, for consideration of $12.4 million, including the estimated fair value of contingent consideration of $4.3 million. The results of operations of the acquired business are reported within the CFT segment.

2015 Acquisition

On April 1, 2015, we acquired the Finishing Brands business from Graco, Inc. (“Graco”) for total consideration of $611.1 million. We added a reportable segment, Fluid Technologies, to reflect the acquisition of Finishing Brands. CFT is a global manufacturer and supplier of finishing equipment and systems serving diverse end markets for paints and coatings, including original equipment (“OE”) automotive, automotive refinishing, aerospace, agriculture, construction, marine, rail and other industrial applications.

Refer to Note 3 for further discussion of our acquisitions.

Consolidated Results of Operations

Net Sales

2017 Compared with 2016

(in millions)	2017	2016	Change	Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
Net sales	$4,089.9	$3,675.4	11.3%	6.4%	5.0%	(0.1)%

The increase in net sales from acquired businesses in 2017 primarily reflected the contribution of $104.8 million from the acquisitions of Accella, Drexel Metals and Arbo in the CCM segment and $86.3 million from the acquisition of San Jamar in the CFS segment. The increase in net sales volume in 2017 primarily reflected favorable commercial roofing market conditions and higher demand for CBF products. These increases were partially offset by lower sales volume at CIT, primarily as a result of the aforementioned challenges in the commercial aerospace market and lower selling price at CCM.
2016 Compared with 2015

(in millions)	2016	2015	Change	Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
Net sales	$3,675.4	$3,543.2	3.7%	2.6%	1.3%	(0.2)%

The increase in net sales primarily resulted from higher sales volume at CCM and CIT, partially offset by lower sales volume at CBF. The negative impact of price to net sales primarily resulted from lower selling price at CCM and CIT. The increase in net sales from acquired businesses primarily resulted from contribution of $66.6 million from the 2015 acquisition of Finishing Brands and the 2016 acquisition of MS Powder in the CFT segment.
Net Sales by Geographic Area

(in millions)	2017		2016		2015
United States	$3,162.2	77%	$2,835.7	77%	$2,659.4	75%
International:
Europe	411.3		381.8		384.4
Asia	272.2		241.9		225.5
Canada	90.9		77.2		114.9
Mexico and Latin America	79.3		76.1		81.6
Middle East and Africa	43.4		42.6		55.7
Other	30.6		20.1		21.7
Total International	927.7	23%	839.7	23%	883.8	25%
Net sales	$4,089.9		$3,675.4		$3,543.2

2017 Compared with 2016

Total net sales to customers located outside the U.S. increased primarily reflecting higher international sales by CCM, largely reflecting improving European and Canadian sales compared with prior year. Higher international sales also reflected increased sales to Europe and Asia from CBF. Partially offsetting this increase in international sales was decrease in European sales by CIT.

2016 Compared with 2015

Total net sales to customers located outside the U.S. decreased primarily due to reduction of international sales by CCM, largely reflecting declining Canadian sales as a result of reduced construction activity compared with prior year. Partially offsetting this decline in international sales was the contribution of international sales from the acquisition of the Finishing Brands business reported in the CFT segment. The increase of net sales into Asia in 2016 was primarily attributable to CFT. Approximately 33% of CFT's net sales were to customers in Asia in 2016.

Gross Margin

(in millions)	2017	2016	Change	2016	2015	Change
Gross margin	$1,148.0	$1,157.3	(0.8)%	$1,157.3	$1,006.7	15.0%
Gross margin percentage	28.1%	31.5%		31.5%	28.4%
Depreciation and amortization	$97.2	$82.2		$82.2	$79.9

2017 Compared with 2016

The decrease in gross margin percentage (gross margin expressed as a percentage of net sales) in 2017 was primarily driven by unfavorable raw material dynamics at CCM and unfavorable changes in mix, primarily at CIT as a result of the aforementioned challenges in the commercial aerospace market. Also included in gross margin in 2017 were exit and disposal costs totaling $10.9 million primarily at CIT and CBF attributable to our exit and disposal initiatives (refer to Note 4 for further discussion), and acquired inventory costs of $11.5 million. These decreases were partially offset by lower per unit costs resulting from higher capacity utilization driven by higher net sales volume in the CCM and CBF segments and savings from COS.

2016 Compared with 2015

In 2016, the increase in gross margin percentage was primarily driven by lower raw material costs at CCM, savings from COS and lower per unit costs related to higher capacity utilization driven by higher sales volume. These positive impacts were partially offset by lower selling prices at CCM and CIT. Included in gross margin in 2016 was $2.0 million in additional cost of goods sold associated with the fair valuation of acquired inventory in the CIT segment.

Selling and Administrative Expenses

(in millions)	2017	2016	Change	2016	2015	Change
Selling and administrative expenses	$589.4	$532.0	10.8%	$532.0	$461.9	15.2%
As a percentage of net sales	14.4%	14.5%		14.5%	13.0%
Depreciation and amortization	$70.6	$54.7		$54.7	$48.5

2017 Compared with 2016

The increase in selling and administrative expense in 2017 primarily reflected charges for the facility rationalization and plant restructuring projects at CFT and CIT (refer to Note 4 for further discussion), and acquired selling and administrative expenses, primarily in the CFS and CCM segments. The selling and administrative costs from acquired businesses also included non-cash amortization of acquired intangible assets.

2016 Compared with 2015

Selling and administrative expense increased primarily due to a full year of expenses from the acquired Finishing Brands business, higher selling costs primarily at CCM on higher net sales volume, higher staffing and performance-based incentive compensation costs at CCM and CIT and expenses related to our exit and disposal plans during 2016 (refer to Note 4 for further discussion). During 2016, CIT incurred employee termination costs of $7.6 million related to planned growth opportunities and enhancements in its long-term cost competitiveness within certain international operations. Expenses to close certain facilities and relocate administrative functions at CFT and Corporate were $4.1 million and $3.8 million, respectively. These increases were partially offset by reduced expenses at the CBF segment.

Research and Development Expenses

(in millions)	2017	2016	Change	2016	2015	Change
Research and development expenses	$54.9	$48.1	14.1%	$48.1	$42.8	12.4%
As a percentage of net sales	1.3%	1.3%		1.3%	1.2%
Depreciation and amortization	$1.3	$0.9		$0.9	$0.9

2017 Compared with 2016

The increase in research and development expenses reflected increased activities related to new product development, primarily at the CIT and CCM segments. These increases were partially offset by reduced expenses at the CBF segment.

2016 Compared with 2015

The increase in research and development expenses reflected increased activities related to new product development, primarily at the CIT segment. The increase also reflected contribution from the acquired Finishing Brands business, as well as increased new product development activities at the CFT segment. These increases were partially offset by reduced expenses at the CBF segment.

Impairment of Goodwill and Intangible Assets

(in millions)	2017	2016	Change	2016	2015	Change
Impairment charges	$—	$141.5	(100.0)%	$141.5	$—	100.0%
As a percentage of net sales	—%	3.8%		3.8%	—%

In 2016, CBF's net sales continued to decline due to continued weakness in off-highway equipment markets tied to lower demand for commodities and indicators of a longer period before CBF’s markets were expected to recover. Therefore, we recognized impairment charges of $141.5 million in the third quarter of 2016. Refer to Critical Accounting Estimates in this MD&A for further discussion.

Other Operating (Income) Expense, Net

(in millions)	2017	2016	2015
Other operating (income) expense, net	$(2.0)	$(2.4)	$(1.3)

2017 Compared with 2016

The decrease in other operating income primarily reflected gains on sales of property, plant and equipment in 2016, that did not recur in 2017.

2016 Compared with 2015

The increase in other operating income primarily reflected gains on sales of property, plant and equipment in 2016, compared with 2015.

Operating Income

(in millions)	2017	2016	Change	2016	2015	Change
Operating income	$505.7	$438.1	15.4%	$438.1	$503.3	(13.0)%
Operating margin percentage	12.4%	11.9%		11.9%	14.2%

2017 Compared with 2016

The increase in operating income and operating margin primarily reflected the non-recurrence of $141.5 million of goodwill and other intangible assets impairment charges taken at our CBF segment in 2016, higher net sales volumes in the CCM and CBF segments, savings from COS and acquired earnings from San Jamar in the CFS segment. This increase was partially offset by rising raw material costs in the CCM segment, lower sales and operating margin at

CIT, approximately $36.5 million of facility rationalization and exit and disposal costs and $11.5 million of acquired inventory costs.

2016 Compared with 2015

The decrease in operating income and operating income margin primarily reflected the goodwill and other intangible asset impairment charges of $141.5 million recognized at our CBF segment as well as exit and disposal costs of $15.5 million recognized at our CIT and CFT segments and Corporate. Partially offsetting these reductions were higher sales volume at CCM and CIT, lower raw material costs, lower labor and material usage costs resulting from COS and the non-recurrence of certain costs that occurred in 2015, including acquisition related costs in the CFT segment of $9.3 million.

Interest Expense, Net

(in millions)	2017	2016	Change	2016	2015	Change
Interest expense	$34.0	$31.9		$31.9	$34.7
Interest income	(0.5)	(1.3)		(1.3)	(0.7)
Interest expense, net	$33.5	$30.6	9.5%	$30.6	$34.0	(10.0)%

2017 Compared with 2016

The increase in interest expense, net primarily reflected interest on the combined $1.0 billion of Notes, $600 million and $400 million with stated interest rates of 3.75% and 3.5%, respectively, issued in November 2017 and interest on borrowings under our Revolving Credit Facility (the “Facility”) during the year, partially offset by the August 2016 retirement of our $150.0 million senior unsecured note that had a stated interest rate of 6.125% (refer to Note 12 for further discussion).

2016 Compared with 2015

The decrease in interest expense, net primarily reflected the August 2016 retirement of our $150.0 million senior unsecured note that had a stated interest rate of 6.125% (refer to Note 12 for further discussion).

Other Non-operating (Income) Expense, Net

(in millions)	2017	2016	2015
Other non-operating (income) expense, net	$4.0	$(3.0)	$1.4
Items affecting comparability (1)	$4.2	$(0.5)	$—

(1)	Items affecting comparability include income tax related indemnification losses and (gains) losses on divestitures, refer to Items Affecting Comparability.

2017 Compared with 2016

The increase in other non-operating expense primarily reflected the net impact of the expiration of income tax related indemnification assets, totaling $4.6 million (refer to Note 3 for further discussion), and a divestiture of a business in the CIT segment.

2016 Compared with 2015

The increase in other non-operating income primarily reflected strengthening of the U.S. Dollar and related changes in foreign exchange gains as compared with 2015, and the gain on sale of CFT Scotland in 2016.

Income Taxes

(in millions)	2017	2016	Change	2016	2015	Change
Provision for income taxes	$102.9	$159.7	(35.6)%	$159.7	$148.3	7.7%
Effective tax rate	22.0%	38.9%		38.9%	31.7%

2017 Compared with 2016

On December 22, 2017, the U.S. enacted comprehensive tax legislation commonly referred to as the Tax Act. The Tax Act included significant changes to existing tax law including, among other things, a reduction to the U.S. federal corporate income tax rate from 35% to 21% and a one-time tax on deferred foreign income ("Transition Tax").

For 2017, our results include the estimated impact of the Tax Act resulting in a provisional tax benefit of $57.7 million. This benefit is comprised of a charge of $32.5 million related to the Transition Tax and a benefit of $90.2 million from the rate reduction impacting the Company's U.S. deferred tax balances. Additionally, the effective income tax rate was impacted by a charge of $5.1 million related to a change in assertion associated with the reinvestment of foreign earnings which resulted in an effective income tax rate of 22%. We expect a positive impact from tax reform in 2018, with an effective tax rate of approximately 25-27%, principally due to the reduction in the U.S. federal corporate tax rate.

Refer to Note 6 in additional information related to income taxes.

2016 Compared with 2015

The 2016 effective income tax rate of 38.9% differs from the U.S. Federal tax rate of 35% primarily due to the impairment of goodwill, reduced by foreign earnings taxed at lower rates, the deduction for U.S. manufacturing activities, US Federal foreign tax credits, and the recognition of certain state tax attributes. The US Federal foreign tax credits arose in the fourth quarter of 2016 resulting from a non-cash distribution of capital from a foreign subsidiary generating a net tax benefit of approximately $9 million. At the end of 2016, there were approximately $6.6 million of Federal foreign tax credit carryovers, which have an expiration date of 2026.

Segment Results of Operations

Carlisle Construction Materials (“CCM”)

On November 1, 2017, we acquired Accella, a specialty polyurethane platform, for estimated consideration of $670.7 million. Accella offers a wide range of polyurethane products and solutions across a broad diversity of markets and applications. Accella provides an excellent adjacent opportunity into the attractive polyurethane market, which includes Spray Polyurethane Foam and Liquid Applied Roofing. On July 3, 2017, we acquired Drexel Metals for estimated consideration of $55.8 million. Drexel Metals is a leading provider of architectural standing seam metal roofing systems for commercial, institutional and residential applications. On January 31, 2017, we acquired Arbo for consideration of $11.5 million. Arbo is a leading provider of sealants, coatings and membrane systems used for waterproofing and sealing buildings and other structures. Refer to Note 3 for further information regarding acquisitions.

2017 Compared with 2016

(in millions)	2017	2016	Change	Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
Net sales	$2,336.2	$2,052.6	13.8%	5.1%	8.6%	0.1%
Operating income	$421.9	$430.3	(2.0)%
Operating margin	18.1%	21.0%
Depreciation and amortization	$41.9	$35.6
Items affecting comparability (1)	$9.5	$—

(1)	Items affecting comparability include acquisition related costs ($9.5 million in 2017), refer to Items Affecting Comparability.

CCM’s net sales growth primarily reflected higher net sales volume associated with strong demand in the favorable U.S. non-residential roofing markets, partially offset by lower selling price. CCM’s net sales growth also reflected the contribution of $104.8 million from the acquisitions of Accella, Drexel Metals and Arbo in 2017.

CCM’s operating income and operating margin decrease was primarily driven by rising raw material costs, lower selling prices and $7.7 million of acquired inventory costs, partially offset by higher net sales volume and savings from operating efficiencies through COS.

Outlook

CCM’s net sales and operating income are generally higher in the second and third quarters of the year due to increased construction activity during these periods. CCM’s commercial roofing business is comprised predominantly of net sales from re-roofing, which derives demand from a large base of installed roofs requiring replacement in a given year, and less extensively from roofing for new commercial construction. Demand for commercial insulation products is also driven by increased enforcement of building codes related to energy efficiency. Growth in demand in the commercial construction market may be negatively impacted by changes in fiscal policy and increases in interest rates. The availability of labor to fulfill installations may also be a constraint on growth in the commercial roofing market.

The outlook for commercial construction in the U.S. remains positive. In 2018, we expect CCM to achieve mid-single digit organic net sales growth. Contributions from acquisitions will result in a mid-teens segment sales increase. We expect CCM to continue operating with price discipline in their markets.

CCM’s ability to maintain current selling price and volume levels is subject to significant competition, in particular from competitors that have recently added manufacturing capacity of commercial roofing and commercial insulation products. Raw material input costs are expected to increase moderately from current levels due to crude oil and related commodity pricing. Also, selling price pressure may negatively impact CCM’s ability to maintain current operating income margin levels or obtain incremental operating margin.

 2016 Compared with 2015

(in millions)	2016	2015	Change	Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
Net sales	$2,052.6	$2,002.6	2.5%	—%	2.6%	(0.1)%
Operating income	$430.3	$351.1	22.6%
Operating margin	21.0%	17.5%
Depreciation and amortization	$35.6	$37.3

CCM’s net sales growth reflected strong demand in the U.S. for commercial roofing and insulation applications, partially offset by lower selling price and lower international demand. CCM’s net sales growth primarily reflected higher sales volumes of 5.1%, partially offset by 2.2% negative pricing impact. International sales decreased primarily due to sales volume reductions in Canada as compared with the prior year. CCM’s net sales into Canada declined approximately 40%, due to weakened new construction activity as compared with prior year.

CCM’s operating income and operating margin growth was due primarily to favorable raw material costs, higher net sales and savings from operating efficiencies through COS. CCM’s raw material costs were lower in 2016 versus 2015 primarily due to lower input costs driven by the decline in crude oil and other energy commodity pricing. These positive impacts were partially offset by unfavorable changes in selling price.

Carlisle Interconnect Technologies (“CIT”)

We have initiated plans to relocate certain of our medical manufacturing operations in Shenzhen, China to a new manufacturing operation in Dongguan, China. We have also initiated and substantially completed plans to relocate certain of our aerospace manufacturing operations in Littleborough, United Kingdom to an existing manufacturing operation. As a result of these efforts, focused on improving operational efficiencies throughout the business, we anticipate continuing costs related to plant restructuring and facility rationalization throughout 2018. We expect to generate savings beginning in 2018 from these operational efficiency improvement efforts. Refer to Note 4 for further information regarding exit and disposal activities.

2017 Compared with 2016

(in millions)	2017	2016	Change	Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
Net sales	$815.3	$834.6	(2.3)%	5.4%	(7.6)%	(0.1)%
Operating income	$89.5	$143.9	(37.8)%
Operating margin	11.0%	17.2%
Depreciation and amortization	$55.8	$48.8
Items affecting comparability (1)	$18.0	$14.9

(1)
Items affecting comparability include exit and disposal and facility rationalization costs ($18.0 million in 2017 and $11.3 million in 2016) and acquisition related costs ($3.6 million in 2016), refer to Items Affecting Comparability.

CIT’s net sales decrease primarily reflected organic net sales decline due to softness experienced in the aerospace in‑flight entertainment and connectivity (“IFEC”) markets, and lower volumes driven by in-sourcing initiatives by a large commercial aerospace customer, partially offset by growth in our SatCom product line and the acquisitions of Micro-Coax and Star Aviation.

CIT’s operating income and operating margin decline was primarily related to unfavorable mix and the sales volume decline. The operating income decline also included plant restructuring and facility rationalization costs related to efforts focused on improving operational efficiencies throughout the business totaling $18.0 million in 2017, compared with $11.3 million in 2016, partially offset by savings from COS.

Outlook

Net sales into the aerospace market comprised approximately 62% of CIT's total net sales, including net sales from Star Aviation. The longer term outlook in the commercial aerospace market remains favorable with a strong delivery cycle for new commercial aircraft expected over the next several years. The outlook for the market for IFEC applications also remains positive on increasing demand for on board connectivity applications used in both installed aircraft seating and through personal mobile devices using wireless connectivity (Wi‑Fi) access.

Net sales into the medical market comprise approximately 16% of CIT’s total net sales. CIT is actively pursuing new products, customers and complementary technologies to support its expansion into the growing healthcare technology market. The medical technology markets in which CIT competes are experiencing vendor consolidation trends among larger medical OEM’s, to whom CIT offers improved product verification capabilities and value‑added vertical integration through its multiple product offerings.

In 2018, we expect CIT to achieve mid-single digit net sales growth, with growth driven by IFEC, medical and test and measurement products.

2016 Compared with 2015

(in millions)	2016	2015	Change	Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
Net sales	$834.6	$784.6	6.4%	3.4%	3.2%	(0.3)%
Operating income	$143.9	$143.0	0.6%
Operating margin	17.2%	18.2%
Depreciation and amortization	$48.8	$44.3
Items affecting comparability (1)	$14.9	$0.3

(1)
Items affecting comparability include exit and disposal and facility rationalization costs ($11.3 million in 2016) and acquisition related costs ($3.6 million in 2016 and $0.3 million in 2015), refer to Items Affecting Comparability.

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

CIT’s operating income increased primarily due to savings from COS and higher net sales volume led by IFEC demand, partially offset by lower selling price. CIT’s operating margin decrease was partially attributable to the aforementioned employee termination benefits expense of $7.6 million as well as $3.7 million in plant startup costs for the new facility in Dongguan, China, to expand manufacturing capacity. Also included in CIT’s operating income was $3.5 million in expense related to the acquisitions of Micro-Coax and Star Aviation, primarily related to additional costs associated with the fair valuation of inventory.

In the fourth quarter 2015, CIT announced a project to expand its existing aerospace facility in Franklin, Wisconsin to increase manufacturing capacity by 30,000 sq. ft. to meet demand for its SatCom antenna adaptor plate used as part of satellite‑based IFEC applications. In 2016, CIT incurred costs of approximately $3.1 million related to this project.

Carlisle FoodService Products (“CFS”)

On February 1, 2018, we announced the signing of a definitive agreement to sell CFS to The Jordan Company for $750 million in cash, subject to certain adjustments. The transaction is subject to customary closing conditions, including regulatory clearances, and is expected to close in the first quarter of 2018.

On January 9, 2017, we acquired San Jamar for total consideration of $217.2 million. With the addition of San Jamar, CFS is now a leading provider of universal dispensing systems and food safety products for foodservice and hygiene applications.

2017 Compared with 2016

(in millions)	2017	2016	Change	Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
Net sales	$339.1	$250.2	35.5%	34.5%	1.0%	—%
Operating income	$39.5	$31.5	25.4%
Operating margin	11.6%	12.6%
Depreciation and amortization	$22.8	$9.1
Items affecting comparability (1)	$4.1	$1.3

(1)	Items affecting comparability and include acquisition related costs ($4.1 million in 2017 and $1.3 million in 2016), refer to Items Affecting Comparability.

CFS’s net sales growth primarily reflected contribution of $86.3 million from the acquisition of San Jamar and higher demand in the healthcare market.

CFS’s operating income increase primarily reflected the San Jamar acquisition, which contributed $5.9 million to operating income, higher selling prices, and savings from COS. CFS's operating margin decrease in 2017 primarily reflected lower operating margins of San Jamar including acquired inventory costs of $3.8 million.

2016 Compared with 2015

(in millions)	2016	2015	Change	Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
Net sales	$250.2	$242.6	3.1%	—%	3.1%	—%
Operating income	$31.5	$27.3	15.4%
Operating margin	12.6%	11.3%
Depreciation and amortization	$9.1	$9.7
Items affecting comparability (1)	$1.3	$—

(1)	Items affecting comparability include acquisition related costs ($1.3 million in 2016), refer to Items Affecting Comparability.

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

CFS’s operating income and operating margin increase primarily reflected higher net sales volume, improved selling price, product engineering and lower labor costs from COS and lower raw material costs. Partially offsetting the operating income and operating income margin increases is $1.3 million of acquisition costs related to the acquisition of San Jamar.

Carlisle Fluid Technologies (“CFT”)

Driven by focus on improving operational efficiencies throughout the business, we initiated facility consolidation efforts in the third quarter of 2017. These plans involve exiting our manufacturing operations in Brazil and Mexico, exiting the systems sales business in Germany and relocating the manufacturing operations currently in Angola, Indiana to our existing Bournemouth, United Kingdom manufacturing operations. These actions are substantially complete, with total exit and disposal and facility rationalization costs incurred totaling $11.6 million related to these efforts, principally in 2017. Additionally, as previously announced, we have incurred $1.0 million costs related to the relocation of CFT's administrative functions and facilities within the U.S. Refer to Note 4 for further information regarding exit and disposal activities.

2017 Compared with 2016

(in millions)	2017	2016	Change	Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
Net sales	$281.4	$269.4	4.5%	0.5%	5.4%	(1.4)%
Operating income	$16.1	$31.2	(48.4)%
Operating margin	5.7%	11.6%
Depreciation and amortization	$23.0	$20.7
Items affecting comparability (1)	$12.6	$4.2

(1)
Items affecting comparability include exit and disposal and facility rationalization costs ($12.6 million in 2017 and $4.1 million in 2016) and acquisition related costs ($0.1 million in 2016), refer to Items Affecting Comparability.

CFT’s net sales growth primarily reflected higher demand for general industrial products in the U.S. and Europe, increased sales volumes in Asia Pacific, primarily as a result of the timing of systems sales, favorable pricing initiatives, and contribution of sales from MS Powder. This growth is partially offset by unfavorable fluctuations in foreign exchange rates.

CFT’s operating income and operating margin decrease primarily reflected ongoing investments to position the business for future growth and margin improvement. Included in CFT's operating income for 2017 were restructuring and facility rationalization costs of $12.6 million, compared with $4.1 million in 2016.

Outlook

The longer term outlook in the transportation and general industrial markets remains steady with a stable backlog of systems and standard projects expected over the next year. We expect the opportunity for growth in the Asia-Pacific markets to continue to increase in conjunction with the expanding powder opportunities. In 2018, we expect CFT to achieve mid-single digit net sales growth, with growth expected in general industrial and automotive refinish markets.

2016 Compared with 2015

(in millions)	2016	2015	Change	Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
Net sales	$269.4	$203.2	32.6%	32.8%	1.0%	(1.2)%
Operating income	$31.2	$20.9	49.3%
Operating margin	11.6%	10.3%
Depreciation and amortization	$20.7	$15.0
Items affecting comparability (1)	$4.2	$9.3

(1)
Items affecting comparability include exit and disposal and facility rationalization costs ($4.1 million in 2016) and acquisition related costs ($0.1 million in 2016 and $9.3 million in 2015), refer to Items Affecting Comparability.

CFT’s net sales growth primarily reflected the contribution from the full year of Finishing Brands of $60.9 million in the first quarter of 2016, as well as contribution from MS Powder during 2016 of $5.7 million. This growth is partially offset by a negative impact related to foreign currency of 1.2%.

During 2016, our CFT segment recognized costs primarily associated with employee termination benefits and relocation costs of $4.1 million related to the relocation of administrative functions to Scottsdale, Arizona and closure of facilities in Swanton, Ohio and France.

CFT’s operating income and operating margin increase primarily reflected the non-recurrence of $9.3 million of acquisition related costs incurred in 2015, as well as, the Finishing Brands acquisition full year contribution to operating income of $6.4 million in the first quarter of 2016. Included in CFT’s operating income is also the aforementioned $4.1 million in restructuring expense for consolidation and relocation activities.

Carlisle Brake & Friction (“CBF”)

We have aggressively addressed CBF's challenging markets by realigning its cost structure. In conjunction with such, on February 9, 2017, we announced that we would exit our manufacturing operations in Tulsa, Oklahoma and relocate the majority of those operations to our existing manufacturing facility in Medina, Ohio. This action is expected to continue through mid-2018. Refer to Note 4 for further information.

As part of the relocation effort, we will also invest additional capital in our Medina, Ohio facility. The capital investment is anticipated to be approximately $16.0 million to $19.0 million to expand the facility and between approximately $15.0 million to $16.0 million to purchase new, more efficient equipment to replace equipment not being relocated.

During the third quarter of 2016, indicators pointed to a longer period before CBF’s markets were expected to recover. Given these conditions, we recognized goodwill and other intangible asset impairment charges of $141.5 million in 2016. Refer to Critical Accounting Estimates in this MD&A for further discussion.

2017 Compared with 2016

(in millions)	2017	2016	Change	Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
Net sales	$317.9	$268.6	18.4%	—%	18.5%	(0.1)%
Impairment charges	$—	$141.5
Operating income	$2.6	$(135.9)	101.9%
Operating margin	0.8%	(50.6)%
Depreciation and amortization	$23.0	$20.8
Items affecting comparability (1)	$5.1	$—

(1)	Items affecting comparability include exit and disposal and facility rationalization costs ($5.1 million in 2017), refer to Items Affecting Comparability.

CBF’s net sales growth reflected higher demand from the construction, mining and agriculture markets, partially offset by a decrease in the aerospace market.

CBF’s operating income and operating margin increase in 2017 primarily reflected the non-recurrence of $141.5 million of goodwill and other intangible asset impairment charges taken in 2016, higher net sales volume and savings from COS. The increase was partially offset by unfavorable mix and restructuring and facility rationalization costs of $5.1 million in 2017, associated with the exit of our Tulsa, Oklahoma manufacturing operations.

Outlook

CBF faces competitive pricing pressure in the current demand environment and from competitors that manufacture and sell products in Euros. Throughout this downturn, CBF has aggressively addressed its challenging markets by realigning its cost structure, by reducing headcount and its non-production related operating expenses. In 2018, we expect CBF to continue to achieve low teens sales growth, with growth expected in core markets of agriculture, mining and construction.

2016 Compared with 2015

(in millions)	2016	2015	Change	Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
Net sales	$268.6	$310.2	(13.4)%	—%	(12.7)%	(0.7)%
Impairment charges	$141.5	$—
Operating income	$(135.9)	$17.4	(881.0)%
Operating margin	(50.6)%	5.6%
Depreciation and amortization	$20.8	$21.4
Items affecting comparability (1)	$—	$1.6

(1)	Items affecting comparability include exit and disposal and facility rationalization costs ($1.6 million in 2015), refer to Items Affecting Comparability.

CBF’s net sales declined due to continued weakness in off-highway equipment markets dependent on and tied to lower demand for commodities. The lower net sales were primarily due to declines in the construction, mining, aircraft braking and on-highway markets.

Indicators as of September 30, 2016, pointed to a longer period before CBF’s markets were expected to recover. Given these conditions, during the third quarter of 2016, we recognized goodwill and other intangible asset impairment charges of $141.5 million. Refer to Critical Accounting Estimates in this MD&A for further discussion.

CBF’s operating income and operating margin decline was impacted by goodwill and intangible asset impairment charges, as discussed above, and higher per unit costs resulting from lower capacity utilization due to lower net sales volume, partially offset by cost reduction actions.

Corporate and Unallocated

Corporate expenses are largely comprised of operating expenses related to compensation, benefits and travel expense for the corporate office staff, business development costs and certain compliance costs not allocated to the segments. Corporate expenses also includes certain gains and losses related to employee benefit obligations that are not allocated to the segments, such as pension and post‑employment benefit obligation settlements and curtailment charges, as well as, gains and losses associated with workers’ compensation obligations.

(in millions)	2017	2016	Change	2016	2015	Change
Corporate expenses	$63.9	$62.9	1.6%	$62.9	$56.4	11.5%
As a percentage of net sales	1.6%	1.7%		1.7%	1.6%
Depreciation and amortization	$2.6	$2.8		$2.8	$1.6
Items affecting comparability (1)	$2.5	$4.7		$4.7	$1.9

(1)
Items affecting comparability include acquisition related costs ($1.7 million in 2017, $1.2 million in 2016 and $1.9 million in 2015), exit and disposal and facility rationalization costs ($0.8 million in 2017 and $3.8 million in 2016) and gains on divestitures ($0.3 million in 2016), refer to Items Affecting Comparability.

2017 Compared with 2016

The 2017 increase primarily reflects increased acquisition-related transaction and legal costs, partially offset by a decrease in the compensation related and other relocation expenses, primarily related to 2016 costs incurred to relocate the corporate office to Scottsdale, Arizona.

2016 Compared with 2015

The increase in corporate expenses primarily reflected increased staff related costs and expenses pertaining to the relocation of administrative functions to our new headquarters in Scottsdale, Arizona, as well as an increase in other employee related expenses. We incurred $3.8 million of costs related primarily to employee termination benefits and expenses associated with relocating employees. This increase is partially offset by reduced stock-based compensation expense reflecting the change in our CEO on December 31, 2015, and the non-recurrence of $1.4 million in transactions costs related to the acquisition of Finishing Brands in the prior year. The former CEO’s 2015 awards were fully expensed at the date granted, due to his attainment of retirement eligibility prior to the award being granted. The current CEO’s awards are expensed over the service period of three years.

Liquidity and Capital Resources

A summary of our cash and cash equivalents by region follows:

(in millions)	December 31, 2017	December 31, 2016
Europe	$38.7	$52.8
China	17.6	22.5
Asia Pacific region (excluding China)	21.0	19.1
Other international regions	22.4	13.5
Non-U.S. subsidiaries cash and cash equivalents	99.7	107.9
U.S. subsidiaries cash and cash equivalents	279.9	277.4
Cash and cash equivalents	$379.6	$385.3

We maintain liquidity sources primarily consisting of cash and cash equivalents as well as availability under the the Facility. Cash generated by operations is our primary source of liquidity. Another potential source of liquidity is access to public capital markets via our automatic registration statement on Form S-3 filed November 8, 2017, subject to market conditions at that time. On November 16, 2017, we completed a public offering for $1.0 billion of notes due 2024 and 2027 (the “2024 and 2027 Notes”). During 2017, we utilized operating cash flows and borrowings from the Facility to fund share repurchases, capital expenditures and the acquisitions of Accella, San Jamar, Drexel and Arbo. We repaid the Facility with proceeds from the issuance of our 2024 and 2027 Notes. See Debt Instruments below for further information.

Cash held by subsidiaries in China is subject to local laws and regulations that require government approval for conversion of such cash to and from U.S. Dollars, as well as for transfer of such cash to entities that are outside of China.

As previously discussed, in December 2017, the U.S. enacted comprehensive tax legislation that included significant changes to existing tax law including, among other things, a reduction to the U.S. federal corporate income tax rate from 35% to 21% and a one-time tax on deferred foreign income. As a result, we have changed our indefinite reinvestment assertions due to the impact of tax reform and have recorded a deferred tax liability of $7.9 million related to cash repatriation primarily related to foreign withholding taxes. However, we do not expect the one-time repatriation tax on deferred foreign income will have a significant impact on our liquidity or capital resources. We expect the Tax Act will allow greater flexibility in deploying our foreign cash in future years.

We believe we have sufficient financial resources to meet our business requirements for at least the next 12 months, including capital expenditures for worldwide manufacturing, working capital requirements, dividends, common stock repurchases, acquisitions and strategic investments.

We also anticipate we will have sufficient cash on hand, as well as available liquidity under our revolving credit facility, to pay outstanding principal balances of our existing notes by the respective maturity dates. We intend to obtain additional liquidity by accessing the capital markets to repay the outstanding balance if these sources of liquidity have been used for other strategic purposes by the time of maturity. See Debt Instruments below.

Sources and Uses of Cash and Cash Equivalents

(in millions)	2017	2016	2015
Net cash provided by operating activities	$458.7	$531.2	$529.2
Net cash used in investing activities	(1,094.3)	(293.4)	(670.8)
Net cash provided (used) in financing activities	627.2	(261.1)	(173.0)
Effect of foreign currency exchange rate changes on cash	2.7	(2.1)	(5.5)
Change in cash and cash equivalents	$(5.7)	$(25.4)	$(320.1)

2017 Compared with 2016

We generated operating cash flows totaling $458.7 million for 2017 (including working capital uses of $59.2 million), compared with $531.2 million for 2016 (including working capital sources of $23.6 million). Lower operating cash flows in 2017 reflect a decrease in working capital sources resulting from higher accounts receivable associated with higher net sales volume at CCM and CBF, increased inventory in preparation for forecasted sales volumes at CCM and CIT and timing of prepaid expense payments.

The cash used in investing activities of $1.1 billion for 2017 primarily reflected cash utilized of $934.3 million, net of cash acquired, for the acquisitions of Accella, Drexel Metals and Arbo in the CCM segment and the acquisition of San Jamar in the CFS segment and $159.9 million in capital expenditures. In comparison, cash used in investing activities of $293.4 million for 2016 primarily reflected cash utilized of $185.5 million, net of cash acquired, for the acquisition of Star Aviation and Micro-Coax in the CIT segment and MS Powder in the CFT segment and $108.8 million in capital expenditures.

The cash provided by financing activities of $627.2 million for 2017 primarily reflected $997.2 million net proceeds from our $1.0 billion 2024 and 2027 Notes, partly offset by share repurchases of $268.4 million and dividend payments of $92.1 million, reflecting the increased dividend rate of $1.44 per share. Borrowings were used to fund the aforementioned acquisitions and share repurchases. In comparison, cash used in financing activities of $261.1 million for 2016 primarily reflected payment of $150.0 million on bonds that matured during the third quarter of 2016, share repurchases of $75.0 million and dividend payments of $84.5 million reflecting the dividend rate of $1.30 per share, partially offset by $53.1 million of proceeds from exercised stock options.

2016 Compared with 2015

We generated operating cash flows totaling $531.2 million for 2016 (including working capital increase of $23.6 million) compared with $529.2 million in 2015 (including working capital increase of $77.9 million). The increase in net cash provided by operating activities was primarily attributable to increased sales volume, partially offset by a decrease in cash provided by working capital. Working capital as compared with prior year primarily reflected difference in timing of accrued taxes and related payments, as well as expanded inventory due to service level strategies.

The cash used in investing activities of $293.4 million for 2016 primarily reflected cash utilized of $185.5 million, net of cash acquired, for the acquisitions of Micro-Coax and Star Aviation in the CIT segment and the acquisition of MS Powder in the CFT segment and $108.8 million in capital expenditures. In comparison, cash used in investing activities of $670.8 million for 2015 primarily reflected cash utilized of $598.9 million, net of cash acquired, for the acquisition of Finishing Brands and $72.1 million in capital expenditures.

Cash used in financing activities of $261.1 million for 2016 primarily reflected payment of $150.0 million on bonds that matured during the third quarter of 2016, share repurchases of $75.0 million and dividend payments of $84.5 million reflecting the dividend rate of $1.30 per share, partially offset by $53.1 million of proceeds from exercised stock options. In comparison, cash used in financing activities of $173.0 million for 2015 primarily reflected cash utilized for share repurchases of $137.2 million and dividends payments of $72.3 million reflecting the dividend rate of $1.10 per share, partially offset by $44.8 million of proceeds from exercised stock options.

Outlook

Our priorities for the use of cash are to invest in growth and performance improvement opportunities for our existing businesses through capital expenditures, pursue strategic acquisitions that meet shareholder return criteria, pay dividends to shareholders and return value to shareholders through share repurchases.

Capital expenditures in 2018 are expected to be between $135 million and $160 million, which primarily includes continued investments in CCM facilities and capacity upgrades, as well as investment in CIT and CBF facility rationalization. Planned capital expenditures for 2018 include business sustaining projects, cost reduction efforts and new product expansion.

No minimum contributions to our domestic pension plans are required in 2018. However, during 2018 we expect to pay approximately $1.4 million in participant benefits under the executive supplemental and director plans. We do not expect to make any discretionary contributions to our other pension plans in 2018. We did not make any contributions to the domestic pension plans during 2017.

We intend to pay dividends to our shareholders and have increased our dividend rate annually for the past 41 years. On February 6, 2018 the Board of Directors declared a regular quarterly dividend of $0.37 per share, payable on March 1, 2018 to shareholders of record at the close of business on February 20, 2018.

We repurchased approximately 2.7 million shares in 2017 as part of our plan to return capital to shareholders, utilizing $268.4 million of our cash on hand. As of December 31, 2017, we had authority to repurchase 2.1 million shares. On February 6, 2018, the Board approved a 5.0 million share increase in the Company's stock repurchase program, increasing total authorized shares to 13.7 million, with 7.1 million available for repurchase. Shares may be repurchased at management’s discretion. Purchases may occur from time‑to‑time in the open market and no maximum purchase price has been set. The Company plans to continue to repurchase shares in 2018 on a systematic basis. The decision to repurchase shares will depend on price, availability and other corporate developments.

Debt Instruments

Senior Notes

On November 16, 2017, we completed a public offering of $1.0 billion, including $600.0 million of notes with a stated interest rate of 3.75% due December 1, 2027 (the “2027 Notes”) and $400.0 million of notes with a stated interest rate of 3.5% due December 1, 2024 (the “2024 Notes”). The 2024 and 2027 Notes were issued at a discount, resulting in net proceeds of $997.2 million. Interest is paid each June 1 and December 1, commencing on June 1, 2018. The 2024 and 2027 Notes are subject to our existing indenture and accordingly, are subject to the same restrictive covenants and limitations as our existing indebtedness.

We have senior unsecured notes outstanding of $250.0 million due 2020 (at a stated interest rate of 5.125%), $350.0 million due 2022 (at a stated interest rate of 3.75%), $400.0 million due 2024 (at a stated interest rate of 3.5%) and $600.0 million due 2027 (at a stated interest rate of 3.75%) that are rated BBB by Standard & Poor’s and Baa2 by Moody’s.

Revolving Credit Facility

On February 21, 2017, we entered into a second amendment (the “Amendment”) to our Third Amended and Restated Credit Agreement (the “Credit Agreement”) administered by JPMorgan Chase Bank, N.A. Among other things, the Amendment increases the lenders' aggregate revolving commitment from $600.0 million to $1.0 billion and extends the maturity date of the Credit Agreement from December 12, 2018 to February 21, 2022. The Facility has a feature that allows the Company to increase availability, at our option, by an aggregate amount of up to $500.0 million through increased commitments from existing lenders or the addition of new lenders. Under the Facility, we may also enter into commitments in the form of standby, commercial or direct pay letters of credit for an amount not to exceed $50.0 million. The Facility provides for variable interest pricing based on the credit rating of the senior unsecured bank debt or other unsecured senior debt and is also subject to commitment fees.

During 2017, we borrowed $1.2 billion under the Facility, primarily utilized to fund acquisitions, share repurchases and capital expenditures, and fully repaid the $1.2 billion of borrowings under the Facility, with proceeds from our 2024 and 2027 Notes and cash from operations. As of December 31, 2017, we had no amounts outstanding under our revolving credit facility, with $1.0 billion available for use.

We are required to meet various restrictive covenants and limitations under our senior notes and revolving credit facility including certain leverage ratios, interest coverage ratios and limits on outstanding debt balances held by certain subsidiaries. We were in compliance with all covenants and limitations as of December 31, 2017 and 2016.

Refer to Note 12 for further information on our debt instruments.

Contractual Obligations

The following table quantifies certain contractual cash obligations and commercial commitments as of December 31, 2017:

(in millions)	Total	2018	2019	2020	2021	2022	Thereafter
Long-term debt	$1,600.0	$—	$—	$250.0	$—	$350.0	$1,000.0
Interest on long-term debt (1)	432.3	63.7	63.7	63.7	50.9	49.8	140.5
Noncancelable operating leases	84.9	22.6	18.2	12.1	8.9	6.9	16.2
Estimated workers' compensation claims (2)	15.4	4.3	3.0	2.1	1.5	1.1	3.4
Estimated defined benefit plan payments (3)	269.7	13.7	13.9	13.9	13.3	13.2	201.7
Total commitments	$2,402.3	$104.3	$98.8	$341.8	$74.6	$421.0	$1,361.8

(1)	Future expected interest payments are calculated based on the stated rate for fixed rate debt as of December 31, 2017.

(2)
The amount of $15.4 million in obligations for workers compensation claims reflects undiscounted estimated claims reported to the Company and incurred but not yet reported. Our estimate and the related timing is based upon actuarial assumptions and loss development factors and historical loss experience. Refer to Note 11 for further information.

(3)
The amount of $269.7 million in defined benefit plan payments reflects undiscounted estimated employee obligations under the Company’s qualified defined benefit pension plans. The estimated obligation is based upon plan provisions, increases to compensation levels and actuarial assumptions and mortality rate trends. Approximately $234.7 million of the $269.7 million in estimated obligations reflects projected benefit obligations under the Company’s qualified defined benefit plans. We maintain a trust in which plan assets of the trust are expected to fully fund the Company’s projected benefit obligations for its qualified defined benefit plans based upon their fair value measurement as of December 31, 2017, and expected return on assets. Refer to Note 13 for further information.

In addition to our debt maturities and other contractual obligations discussed above, we have other commitments, which we expected to fund with available cash, projected operating cash flows, available credit facilities or future financing transactions, if necessary. The above table does not include (i) long‑term deferred revenue, (ii) unrecognized income tax benefits and deferred income tax liabilities and (iii) deferred compensation. As a result of factors such as the timing of book‑tax difference reversals and retirement of employees, it is not reasonably possible to estimate when these will become due.

There were no contracts for the purchase of goods or services that are enforceable and legally binding and/or require minimum quantities with a term exceeding one year as of December 31, 2017, although we routinely enter into purchase agreements for certain key raw materials.

Environmental

We are subject to increasingly stringent environmental laws and regulations, including those relating to air emissions, wastewater discharges, chemical and hazardous waste management and disposal. Some of these environmental laws hold owners or operators of land, businesses or offsite disposal facilities liable for their own and for previous owners’ or operators’ releases of hazardous or toxic substances or wastes. Other environmental laws and regulations require the obtainment and compliance with environmental permits. To date, costs of complying with environmental, health and safety requirements have not been material and we do not currently have any significant accruals related to potential future costs of environmental remediation as of December 31, 2017 and 2016, nor do we have any asset retirement obligations recorded at those dates. However, the nature of our operations and our long history of industrial activities at certain of our current or former facilities, as well as those acquired, could potentially result in material environmental liabilities or asset retirement obligations.

While we must comply with existing and pending climate change legislation, regulation, international treaties or accords, current laws and regulations do not have a material impact on our business, capital expenditures or financial position. Future events, including those relating to climate change or greenhouse gas regulation, may require us to incur expenses related to the modification or curtailment of operations, installation of pollution control equipment or investigation and cleanup of contaminated sites.

Off-Balance Sheet Arrangements

Refer to Note 11 for discussion of off-balance sheet arrangements.

Critical Accounting Estimates

Our significant accounting policies are more fully described in Note 1. In preparing the Consolidated Financial Statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”), the Company’s management must make informed decisions which impact the reported amounts and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and assumptions on which to base estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to revenue recognition, deferred revenue and extended product warranties, goodwill and indefinite-lived intangible assets, valuation of long-lived assets and income taxes on an ongoing basis. The Company bases its estimates on historical experience, terms of existing contracts, our observation of trends in the industry, information provided by our customers and information available from other outside sources, that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

Business Combinations

As noted in “Executive Overview” we have a long-standing strategy of acquiring businesses. We account for these business combinations as required by GAAP under the acquisition method of accounting, which requires us to recognize the assets acquired and the liabilities assumed at their acquisition date fair values. Deferred taxes are recorded for any differences between fair value and tax basis of assets acquired and liabilities assumed, and can vary based on the structure of the acquisition as to whether it is a taxable or non-taxable transaction. To the extent the purchase price of the acquired business exceeds the fair values of the assets acquired and liabilities assumed, including deferred income taxes recorded in connection with the transaction, such excess is recognized as goodwill (see further below for our critical accounting estimate regarding post-acquisition accounting for goodwill). The most critical areas of judgment in applying the acquisition method include selecting the appropriate valuation techniques and assumptions that are used to measure the acquired assets and assumed liabilities at fair value, particularly for intangible assets, contingent consideration, acquired tangible assets such as property, plant and equipment, and inventory.

The key techniques and assumptions utilized by type of major acquired asset or liability generally include:

Asset/Liability	Typical Valuation Technique	Key Assumptions
Technology-based intangible assets	Relief from royalty method	- Estimated future revenues from acquired technology - Royalty rates that would be paid if licensed from a third-party - Discount rates
Customer-based intangible assets	Multiple-period excess earnings method	- Estimated future revenues from existing customers - Rates of customer attrition - Discount rates - Contributory asset charges
Trademark/trade name intangible assets	Relief from royalty method	- Estimated future revenues from acquired trademark/trade name - Economic useful lives (definite vs. indefinite) - Royalty rates that would be paid if licensed from a third-party - Discount rates
Property, plant & equipment	Market comparable transactions (real property) and replacement cost new less economic deprecation (personal property)	- Similarity of subject property to market comparable transactions - Costs of like equipment in new condition - Economic obsolescence rates
Inventory	Net realizable value less (i) estimated costs of completion and disposal and (ii) a reasonable profit allowance for the seller	- Estimated percentage complete (WIP inventory) - Estimated selling prices - Estimated completion and disposal costs - Estimated profit allowance for the seller
Contingent Consideration	Discounted future cash flows	- Future revenues and/or net earnings - Discount rates

In selecting techniques and assumptions noted above, we generally engage third-party, independent valuation professionals to assist us in developing the assumptions and applying the valuation techniques to a particular business combination transaction. In particular, the discount rates selected are compared to and evaluated with (i) the industry weighted-average cost of capital, (ii) the inherent risks associated with each type of asset and (iii) the level and timing of future cash flows appropriately reflecting market participant assumptions.

As noted above, goodwill represents a residual amount of purchase price. However, the primary items that generate goodwill include the value of the synergies between the acquired company and our existing businesses and the value of the acquired assembled workforce, neither of which qualifies for recognition as an intangible asset. Refer to Note 3 for more information regarding business combinations, specifically the items that generated goodwill in our recent acquisitions.

Subsequent Measurement of Goodwill

Goodwill is not amortized but is tested annually, or more often if impairment indicators are present, for impairment at a reporting unit level, based on a comparison of the fair value of the reporting unit with its carrying value. In the first quarter of 2017, we adopted Accounting Standards Update (“ASU”) 2017-04, Simplifying the Test for Goodwill Impairment (refer to Note 1). This ASU eliminated Step 2 of the goodwill impairment test. While the elimination of Step 2 will reduce the cost and complexity of performing goodwill impairment tests, it could result in different amounts being recognized in future periods versus the previous two-step test, as we are no longer required to perform a hypothetical purchase price allocation to measure the goodwill impairment. This hypothetical purchase price allocation required the reporting unit's underlying net assets be measured at fair value with differences from their carrying values either increasing or decreasing the hypothetical amount of goodwill and therefore increasing or decreasing any potential goodwill impairment loss. The methods and key assumptions utilized to determine the fair value of our reporting units will not change as a result of adopting this ASU.

We estimate the fair value of our reporting units primarily based on the income approach utilizing the discounted cash flow method ("DFC"). We also use fair value estimates derived from the market approach utilizing the public company market multiple method to validate the results of the discounted cash flow method, which require us to make assumptions about the applicability of those multiples to our reporting units. The discounted cash flow method requires us to estimate future cash flows and discount those amounts to present value. The key assumptions that drive fair value, via the DFC, include:

•
Industry weighted-average cost of capital (“WACC”): We utilize a WACC relative to each reporting unit’s industry as the discount rate for estimated future cash flows. The WACC is intended to represent a rate of return that would be expected by a market place participant.

•	Revenue growth rates: We utilize a revenue growth rate based on historical growth patterns, industry analysis and management’s experience, which vary based on the reporting unit being evaluated.

•	Operating margins: We utilize historical and expected operating margins, which vary based on the projections of each reporting unit being evaluated.

We have determined that we have five reporting units and have allocated goodwill to those reporting units as follows:

(in millions)	December 31, 2017	December 31, 2016
Carlisle Construction Materials	$544.3	$117.5
Carlisle Interconnect Technologies	640.3	639.1
Carlisle FoodService Products	149.7	60.3
Carlisle Fluid Technologies	171.0	167.9
Carlisle Brake & Friction	96.5	96.4
Total	$1,601.8	$1,081.2

Annual Impairment Test

We test our goodwill for impairment annually in the fourth-quarter as of October 1. For the 2017 impairment test, all reporting units were tested for impairment using ASU 2017-04's quantitative approach, resulting in fair value that exceeded their carrying value for each of the above reporting units.

While we believe our conclusions regarding the estimates of fair value of our reporting units are appropriate, these estimates are subject to uncertainty and by nature include judgments and estimates regarding various factors such as the rate and extent of growth in the markets that our reporting units serve, the realization of future sales price and volume increases, fluctuations in exchange rates, fluctuations in price and availability of key raw materials, future operating efficiencies and as it pertains to discount rates, the volatility in interest rates and costs of equity.

2016 CBF Reporting Unit Impairment

During the third quarter of 2016, we recognized a goodwill impairment charge of $130.0 million related to our CBF reporting unit, primarily reflecting continued declines in sales related to overall market conditions and lower expectations of recovery in CBF’s various end markets. We continue to closely monitor actual results versus expectations as well as whether, and to what extent, any significant changes in current events or conditions result in corresponding changes to our expectations about future estimated cash flows as well as the WACC. If our adjusted expectations of recovery, both in size and timing, in CBF’s end markets do not materialize, or the WACC increases (based on increases in interest rates, market rates of return, and market volatility), we may be required to record additional intangible asset and goodwill impairment charges, which may be material. At December 31, 2016, goodwill allocated to the CBF reporting unit totaled $96.5 million and the fair value of the CBF reporting unit exceeded its carrying value by 5%.

Refer to Note 10 for more information regarding goodwill.

Subsequent Measurement of Indefinite‑Lived Intangible Assets

As discussed above, indefinite-lived intangible assets are recognized and recorded at their acquisition-date fair values. Intangible assets with indefinite useful lives are not amortized but are tested annually at the appropriate unit of account, which generally equals the individual asset, or more often if impairment indicators are present. Indefinite-lived intangible assets are tested for impairment via a one-step process by comparing the fair value of the intangible asset with its carrying value. The company recognizes an impairment charge for the amount by which the carrying amount exceeds the intangible asset's value. We generally estimate the fair value of our indefinite-lived intangible assets consistent with the techniques noted above using our expectations about future cash flows, discount rates and royalty rates for purposes of the annual test. We monitor for significant changes in those assumptions during interim reporting periods. We also periodically re-assess indefinite-lived intangible assets as to whether their useful lives can be determined, and if so, we would begin amortizing any applicable intangible asset.

Annual Impairment Test

We evaluated our indefinite‑lived intangible assets for impairment as of October 1, 2017, and determined that their fair values exceeded their carrying values in conjunction with our annual impairment test.

2016 Wellman® Trade Name Impairment

During 2016, the CBF reporting unit experienced lower than expected sales, primarily in the construction and mining industries. Management considered these results and the potential long-term effect of market conditions on the operations of the CBF reporting unit and determined that an indicator of possible impairment existed. During the first and second quarters of 2016, management determined that the fair values of the trade names within the CBF reporting unit exceeded their carrying values. However, as a result of the interim impairment test performed during the third quarter of 2016, management determined that the fair value of the Wellman® trade name within the CBF reporting unit did not exceed its carrying value. The primary assumptions that drive fair value related to trade names include:

•	Future revenue generated by product sales that utilize the trade name;

•	Royalty rate that would be paid if the asset was licensed from a third party; and

•	Discount rate utilized, which reflects the associated industry WACC (discussed above) plus a single asset risk premium.

This interim impairment test resulted in an impairment charge for the Wellman® trade name of $11.5 million in the CBF segment in the third quarter of 2016.

Refer to Note 10 for more information regarding intangible assets.

Valuation of Long‑Lived Assets

Long‑lived assets or asset groups, including amortizable intangible assets, are tested for recoverability whenever events or circumstances indicate that the undiscounted future cash flows do not exceed the carrying amount of the asset or asset group. For purposes of testing for impairment, we group our long‑lived assets classified as held and used at the lowest level for which identifiable cash flows are largely independent of the cash flows from other assets and liabilities, which means that in many cases multiple assets are tested for recovery as a group. Our asset groupings vary based on the related business in which the long‑lived assets are employed and the interrelationship between those long‑lived assets in producing net cash flows; for example, multiple manufacturing facilities may work in concert with one another or may work on a stand‑alone basis to produce net cash flows. We utilize our long‑lived assets in multiple industries and economic environments and our asset groupings reflect these various factors.

We monitor the operating and cash flow results of our long‑lived assets or asset groups classified as held and used to identify whether events and circumstances indicate the remaining useful lives of those assets should be adjusted, or if the carrying value of those assets or asset groups may not be recoverable. Undiscounted estimated future cash flows are compared to the carrying value of the long‑lived asset or asset group in the event indicators of impairment are identified. In developing our estimates of future undiscounted cash flows, we utilize our internal estimates of future revenues, costs and other net cash flows from operating the long-lived asset or asset group over the life of the asset or primary asset if an asset group. This requires us to make judgments about future levels of sales volumes, pricing, raw material costs and other operating expenses.

If the undiscounted estimated future cash flows are less than the carrying amount, we determine the fair value of the asset or asset group and record an impairment charge in current earnings to the extent carrying value exceeds fair value. Fair values may be determined based on estimated discounted cash flows, by prices for like or similar assets in similar markets or a combination of both. There are currently no long‑lived assets or asset groups classified as held and used for which there were indicators of impairment that would require a recoverability test.

Long‑lived assets or asset groups that are part of a disposal group that meets the criteria to be classified as held for sale are not assessed for impairment, but rather a loss on sale is recorded against the disposal group if fair value, less cost to sell, of the disposal group is less than its carrying value. If the disposal group’s fair value exceeds its carrying value we record a gain, assuming all other criteria for a sale are met, when the transaction closes.

Revenue Recognition

For the three years ended December 31, 2017, we recognized revenue when all of the criteria under then existing GAAP were met. Those included:

•	pervasive evidence of an arrangement exists,

•	delivery has occurred,

•	the customer takes ownership and assumes risk of loss,

•	collection is probable at the time of sale and

•	the sales price is fixed or determinable.

The first four criteria are generally a matter of fact based on the terms and conditions of sale along with estimates of delivery times for those sales with delivery terms and an assessment of customer credit risk at the time of sale. The most critical judgments involved in revenue recognition are primarily those related to concluding that the sales price is determinable. We offer various early payment discounts, rebates and other incentives to our customers for competitive reasons. We estimate the impact of these items at the time of sale based on historical experience of the ultimate price collected for similar transactions with similar customers, industries and geographic markets and adjust based on any known events or conditions that would suggest a different outcome. We believe that we have sufficient history and other information available to produce a reliable estimate and conclude that the price is determinable at the time of sale. We reflect the impact of these various discounts and incentives as a reduction of revenue at the time of sale and subsequently adjust the initial estimate as new information becomes available.

Beginning in 2018, revenue will be recognized under the guidance in Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. Refer to Note 1 for more information regarding the effect of adopting the standard on our reported revenue.

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

The changes included in the Tax Act are broad and complex. As such, on December 22, 2017, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin 118 (“SAB 118”). SAB 118 expresses views of the SEC regarding ASC Topic 740, Income Taxes in the reporting period that includes the enactment date of the Tax Act. The SEC staff issuing SAB 118 recognized that a registrant’s review of certain income tax effects of the Tax Act may be incomplete at the time financial statements are issued for the reporting period that includes the enactment date, including interim periods therein. If a company does not have the necessary information available, prepared or analyzed for certain income tax effects of the Tax Act, SAB 118 allows a company to report provisional numbers and adjust those amounts during the measurement period not to extend beyond one year. We have recorded provisional amounts for all known and estimable impacts of the Tax Act that are effective for the year ended December 31, 2017. Future adjustments to the provisional numbers will be recorded as discrete adjustments to income tax provision in the period in which those adjustments become estimable and/or are finalized.

We continue to review the anticipated impacts of the global intangible low taxed income and base erosion anti-abuse tax on us, which are not effective until calendar year 2018 and are not expected to impact 2017 amounts. Within the calculation of our tax amounts, we have used assumptions and estimates that may change as a result of future guidance, interpretation and rule-making from various regulatory bodies.

Deferred Revenue and Extended Product Warranty

We offer extended warranty contracts on sales of certain products, the most significant being those offered on our installed roofing systems within the CCM segment. The lives of these warranties range from five to 40 years. All revenue from the sale of these contracts is deferred and amortized on a straight‑line basis over the life of the contracts. Current costs of services performed under these contracts are expensed as incurred. We also record an additional loss and a corresponding reserve if the total expected costs of providing services under the contract exceed unearned revenues equal to such excess. We estimate total expected warranty costs using actuarially derived estimates of future costs of servicing the warranties. The key inputs that are utilized to develop these estimates include historical claims experience by type of roofing membrane, location, and labor and material costs. The estimates of the volume and severity of these claims and associated costs are dependent upon the above assumptions and future results could differ from our current expectations. We currently do not have any material loss reserves recorded associated with our extended product warranties.

New Accounting Standards

Refer to Note 1 for information regarding new accounting standards.

Items Affecting Comparability

Items affecting comparability include costs, and losses or gains related to, among other things, growth and profitability improvement initiatives and other events outside of core business operations (such as asset impairments, exit and disposal and facility rationalization charges, costs of and related to acquisitions, gains and losses from and costs related to divestitures, and discrete tax items). Because these items affect our, or any particular operating segment's, financial condition or results in a specific period in which they are recognized, we believe it is appropriate to present the total of these items to provide information regarding the comparability of results of operations period to period.

The components of items affecting comparability for the years ended December 31 follows:

(in millions, except per share amounts)	2017
	Impact to Operating Income	Impact to Income from Continuing Operations	Impact to Diluted EPS
Exit and disposal costs	$26.8	$18.5	$0.29
Other facility rationalization costs	9.7	7.0	0.11
Acquisition related costs:
Inventory step-up amortization	11.5	7.1	0.11
Other acquisition costs	3.8	3.1	0.05
Indemnification losses	—	4.6	0.07
Losses from divestitures	—	0.5	0.01
Tax reform (benefit)	—	(52.6)	(0.82)
Total items affecting comparability	$51.8	$(11.8)	$(0.18)

	2016
(in millions, except per share amounts)	Impact to Operating Income	Impact to Income from Continuing Operations	Impact to Diluted EPS
Exit and disposal costs	$15.5	$10.6	$0.16
Other facility rationalization costs	3.7	2.7	0.05
Acquisition related costs:
Inventory step-up amortization	2.0	1.2	0.02
Other acquisition costs	4.2	2.6	0.04
Gains from divestitures	(0.3)	(0.6)	(0.01)
Total items affecting comparability	$25.1	$16.5	$0.26

	2015
(in millions, except per share amounts)	Impact to Operating Income	Impact to Income from Continuing Operations	Impact to Diluted EPS
Exit and disposal costs	$0.5	$0.3	$—
Other facility rationalization costs	1.1	0.7	0.01
Acquisition related costs:
Inventory step-up amortization	8.6	5.2	0.08
Other acquisition costs	2.9	1.8	0.03
Total items affecting comparability	$13.1	$8.0	$0.12

The tax effect of items affecting comparability is based on the statutory rate in the jurisdiction in which the expense or income is deductible or taxable. The per share impact of items affecting comparability to each period is based on diluted shares outstanding using the two-class method (refer to Note 7).

Forward‑Looking Statements

This report contains forward‑looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward‑looking statements generally use words such as “expect,” “foresee,” “anticipate,” “believe,” “project,” “should,” “estimate,” “will,” “plans”, “forecast” and similar expressions and reflect our expectations concerning the future. Such statements are made based on known events and circumstances at the time of publication and, as such, are subject in the future to unforeseen risks and uncertainties. It is possible that our future performance may differ materially from current expectations expressed in these forward‑looking statements, due to a variety of factors such as: increasing price and product/service competition by foreign and domestic competitors, including new entrants; technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost‑effective basis; our mix of products/services; increases in raw material costs which cannot be recovered in product pricing; domestic and foreign governmental and public policy changes including environmental and industry regulations; threats associated with and efforts to combat terrorism; protection and validity of patent and other intellectual property rights; the successful integration and identification of our strategic acquisitions; the cyclical nature of our businesses; and the outcome of pending and future litigation and governmental proceedings. In addition, such statements could be affected by general industry and market conditions and growth rates, the condition of the financial and credit markets and general domestic and international economic conditions including interest rate and currency exchange rate fluctuations. Further, any conflict in the international arena may adversely affect general market conditions and our future performance. We undertake no duty to update forward‑looking statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk in the form of changes in interest rates, foreign currency exchange rates and commodity prices for raw materials. We may, from time to time, enter into derivative financial instruments to manage these risks; however, we do not utilize such instruments or contracts for speculative or trading purposes. In the event that we enter into a derivative financial instrument, it is possible that such future dated contracts could no longer serve as a hedge if the projected cash flow does not occur as anticipated at the time of contract initiation.

Interest Rate Risk

We are exposed to interest rate risks as a result of our borrowing and investing activities, which principally includes long‑term borrowings used to maintain liquidity and to fund our business operations and capital requirements. We may enter into interest rate swaps from time to time to manage our mix of fixed and variable interest rate debt effectively. We may enter into other interest rate derivatives such as treasury locks or zero cost collars to manage forecasted interest rates associated with bond offerings. As of December 31, 2017 and 2016, there were no interest rate swaps or other derivative instruments in place and, at both dates, all of our long‑term debt was fixed‑rate and U.S. Dollar denominated. We also have a $1.0 billion revolving credit facility that allows for borrowings at a variable interest rate. We had no outstanding borrowings under this facility as of December 31, 2017 and 2016. The nature and amount of our long‑term debt may vary from time to time as a result of business requirements, market conditions and other factors. We consider the risk to our results of operations from changes in market rates of interest to be minimal as such instruments are fixed‑rate.

Foreign Currency Exchange Risk

A portion of our operating cash flows are denominated in foreign currencies. As such we are exposed to market risk from changes in foreign currency exchange rates. We are primarily exposed to the exchange rates of currencies including the Canadian Dollar, Chinese Renminbi, Euro, British Pound and Japanese Yen. We continually evaluate our foreign currency exposure based on current market conditions and the locations in which we conduct our business. We manage most of our foreign currency exposure on a consolidated basis, which allows us to net certain exposures and take advantage of natural offsets. In order to mitigate foreign currency risk, we may, from time to time, enter into derivative financial instruments, generally foreign currency forward contracts, to hedge the cash flows related to certain foreign currency denominated sales and purchase transactions expected within one year and the related recognized trade receivable or payable. The gains and losses on these contracts offset changes in the value of the related exposures. It is our policy to enter into foreign currency derivative financial instruments only to the extent considered necessary to meet the objectives set forth above. We generally do not hedge the risk from translation of sales and earnings into U.S. Dollars for financial reporting.

We had foreign exchange contracts with maturities less than one year for instruments that are designated and qualify as an accounting cash flow hedge with an aggregate U.S. Dollar equivalent notional value of $22.3 million and $17.6 million as of December 31, 2017 and 2016, respectively. The gross fair value was $(0.2) million and $0.9 million as of December 31, 2017 and 2016, respectively. The effective portion of changes in the fair value of the contracts is recorded in accumulated other comprehensive loss in the Consolidated Statements of Shareholders’ Equity and is recognized in operating income when the underlying forecasted transaction impacts earnings. We also had foreign exchange contracts with maturities less than one year for instruments that are not designed as a cash flow hedge, but nonetheless are entered into as an economic hedge of certain foreign currency risk with an aggregate U.S. Dollar equivalent notional value of $38.6 million and $39.3 million as of December 31, 2017 and 2016, respectively. The gross fair value was $0.2 million and $(0.3) million as of December 31, 2017 and 2016, respectively. The unrealized gains and losses resulting from these contracts are not significant and are recognized in other non-operating (income) expense, net within the Consolidated Statements of Earnings and Comprehensive Income and partially offset corresponding foreign exchange gains and losses on the underlying items being economically hedged.

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

Commodity Price Risk

We continually address the impact of changes in commodity prices on our results of operations and cash flow. Our exposure to changes in commodity prices is principally indirect as we do not directly purchase exchange‑traded commodities, but rather purchase raw materials that are a result of further downstream processing (as noted in Item 1 of this Form 10‑K), primarily inputs resulting from processing crude oil, natural gas, iron ore, gold, silver and copper. We generally manage the risk of changes in commodity prices that impact our raw material costs by seeking to (i) offset increased costs through increases in prices, (ii) alter the nature and mix of raw materials used to manufacture our finished goods or (iii) enter into commodity‑linked sales or purchase contracts, all to the extent possible based on competitive and other economic factors. We may also from time to time enter into derivative financial instruments to mitigate such impact however, as of December 31, 2017 and 2016 we had no derivative financial instruments in place.

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Carlisle Companies Incorporated
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Carlisle Companies Incorporated (the “Company”) as of December 31, 2017, and the related consolidated statement of earnings, comprehensive income, shareholders' equity, and cash flows for the year ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2018, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona
February 16, 2018
We have served as the Company’s auditor since 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The shareholders and the Board of Directors of Carlisle Companies Incorporated

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Carlisle Companies Incorporated (the “Company”) as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated February 16, 2018, expressed an unqualified opinion on those financial statements.

As described in Management's Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Accella Holdings LLC., Drexel Metals, Inc., Arbo Holdings Limited and SJ Holdings, Inc. (collectively the “Excluded Acquisitions”), which were acquired on November 1, 2017, July 3, 2017, January 31, 2017 and January 9, 2017, respectively, and whose financial statements constitute 22.2% of total assets and 4.7% of net sales of the consolidated financial statement amounts as of and for the year ended December 31, 2017. Accordingly, our audit did not include the internal control over financial reporting of the Excluded Acquisitions.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona
February 16, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Carlisle Companies Incorporated

We have audited the accompanying consolidated balance sheet of Carlisle Companies Incorporated as of December 31, 2016, and the related consolidated statements of earnings and comprehensive income, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Carlisle Companies Incorporated at December 31, 2016, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Phoenix, Arizona
February 13, 2017,
except for Note 2, as to which the date is
February 16, 2018

Carlisle Companies Incorporated
Consolidated Statements of Earnings and Comprehensive Income

	For the Years Ended December 31,
(in millions except per share amounts)	2017	2016	2015
Net sales	$4,089.9	$3,675.4	$3,543.2

Cost of goods sold	2,941.9	2,518.1	2,536.5
Selling and administrative expenses	589.4	532.0	461.9
Research and development expenses	54.9	48.1	42.8
Impairment charges	—	141.5	—
Other operating (income) expense, net	(2.0)	(2.4)	(1.3)
Operating income	505.7	438.1	503.3
Interest expense, net	33.5	30.6	34.0
Other non-operating expense (income), net	4.0	(3.0)	1.4
Income from continuing operations before income taxes	468.2	410.5	467.9
Provision for income taxes	102.9	159.7	148.3
Income from continuing operations	365.3	250.8	319.6

Discontinued operations:
Income (loss) before income taxes	0.3	(1.1)	0.1
Income tax provision (benefit)	0.1	(0.4)	—
Income (loss) from discontinued operations	0.2	(0.7)	0.1
Net income	$365.5	$250.1	$319.7

Basic earnings per share attributable to common shares:
Income from continuing operations	$5.75	$3.87	$4.89
Loss from discontinued operations	—	(0.01)	—
Basic earnings per share	$5.75	$3.86	$4.89

Diluted earnings per share attributable to common shares:
Income from continuing operations	$5.71	$3.83	$4.82
Loss from discontinued operations	—	(0.01)	—
Diluted earnings per share	$5.71	$3.82	$4.82

Average shares outstanding (in thousands):
Basic	63,073	64,226	64,844
Diluted	63,551	64,883	65,804

Dividends declared and paid per share	1.44	$1.30	$1.10

Comprehensive Income:
Net income	$365.5	$250.1	$319.7
Other comprehensive income (loss):
Change in foreign currency translation	46.6	(36.7)	(29.6)
Change in accrued post-retirement benefit liability, net of tax	(5.2)	1.0	4.6
Other, net of tax	(4.9)	0.6	(0.3)
Other comprehensive income (loss)	36.5	(35.1)	(25.3)
Comprehensive income	$402.0	$215.0	$294.4

See accompanying Notes to Consolidated Financial Statements

Carlisle Companies Incorporated
Consolidated Balance Sheets

(in millions except share and per share amounts)	December 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$379.6	$385.3
Receivables, net	657.7	511.6
Inventories	507.9	377.0
Prepaid expenses	25.1	24.3
Other current assets	74.3	57.0
Total current assets	1,644.6	1,355.2

Property, plant and equipment, net	780.9	632.2

Other assets:
Goodwill, net	1,601.8	1,081.2
Other intangible assets, net	1,234.4	872.2
Other long-term assets	38.1	25.0
Total other assets	2,874.3	1,978.4
Total assets	$5,299.8	$3,965.8

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	352.4	243.6
Accrued expenses	278.4	246.7
Deferred revenue	27.8	23.2
Total current liabilities	658.6	513.5

Long-term liabilities:
Long-term debt	1,586.2	596.4
Deferred revenue	188.0	172.0
Other long-term liabilities	338.7	217.0
Total long-term liabilities	2,112.9	985.4

Commitments and contingencies (see Note 11)

Shareholders' equity:
Preferred stock, $1 par value per share (5,000,000 shares authorized and unissued)	—	—
Common stock, $1 par value per share (200,000,000 shares authorized; 61,839,734 and 64,257,182 shares outstanding, respectively)	78.7	78.7
Additional paid-in capital	353.7	335.3
Deferred compensation equity	10.4	10.3
Treasury shares, at cost (16,613,193 and 14,178,801 shares, respectively)	(649.6)	(382.6)
Accumulated other comprehensive loss	(85.7)	(122.2)
Retained earnings	2,820.8	2,547.4
Total shareholders' equity	2,528.3	2,466.9
Total liabilities and equity	$5,299.8	$3,965.8

See accompanying notes to Consolidated Financial Statements

Carlisle Companies Incorporated
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(in millions)	2017	2016	2015
Operating activities
Net income	$365.5	$250.1	$319.7
Reconciliation of net income to cash flows provided by operating activities:
Depreciation	84.9	75.1	73.5
Amortization	84.2	62.7	55.8
Impairment charges	—	141.5	—
Stock-based compensation, net of tax benefit	13.2	(2.6)	2.7
Deferred taxes	(58.5)	(25.0)	(15.8)
Other operating activities, net	13.9	(6.0)	(1.3)
Changes in assets and liabilities, excluding effects of acquisitions:
Receivables	(53.9)	0.3	(11.8)
Inventories	(48.5)	(12.2)	23.0
Prepaid expenses and other assets	(20.1)	(9.2)	6.7
Accounts payable	42.7	21.6	(2.9)
Accrued expenses	20.6	23.1	62.9
Deferred revenues	19.3	11.7	15.5
Other long-term liabilities	(4.6)	0.1	1.2
Net cash provided by operating activities	458.7	531.2	529.2

Investing activities
Acquisitions, net of cash acquired	(934.3)	(185.5)	(598.9)
Capital expenditures	(159.9)	(108.8)	(72.1)
Other investing activities, net	(0.1)	0.9	0.2
Net cash used in investing activities	(1,094.3)	(293.4)	(670.8)

Financing activities
Proceeds from revolving credit facility	1,189.0	—	—
Repayments of revolving credit facility	(1,189.0)	—	—
Proceeds from notes	997.2	—	—
Repayments of notes	—	(150.0)	(1.5)
Repurchases of common stock	(268.4)	(75.0)	(137.2)
Dividends paid	(92.1)	(84.5)	(72.3)
Financing costs	(8.3)	—	—
Proceeds from exercise of stock options, net	(1.2)	48.4	39.4
Other financing activities, net	—	—	(1.4)
Net cash provided (used) in financing activities	627.2	(261.1)	(173.0)

Effect of foreign currency exchange rate changes on cash and cash equivalents	2.7	(2.1)	(5.5)

Change in cash and cash equivalents	(5.7)	(25.4)	(320.1)
Cash and cash equivalents
Beginning of period	385.3	410.7	730.8
End of period	$379.6	$385.3	$410.7

See accompanying notes to Consolidated Financial Statements

Carlisle Companies Incorporated
Consolidated Statements of Shareholders’ Equity

(in millions except share and per share amounts)	Common Stock Outstanding		Additional Paid-In Capital	Deferred Compensation Equity	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Shares in Treasury		Total Shareholders' Equity
	Shares	Amount					Shares	Cost
Balance as of January 1, 2015	64,691,059	$78.7	$247.8	$6.0	$(61.8)	$2,134.4	13,723,201	$(200.1)	$2,205.0
Net income	—	—	—	—	—	319.7	—	—	319.7
Other comprehensive loss, net of tax	—	—	—	—	(25.3)	—	—	—	(25.3)
Cash dividends - $1.10 per share	—	—	—	—	—	(72.3)	—	—	(72.3)
Repurchases of common stock	(1,496,411)	—	—	—	—	—	1,496,411	(137.2)	(137.2)
Issuances and deferrals, net for stock based compensation (1)	856,952	—	45.6	2.0	—	—	(836,371)	9.9	57.5
Balance as of December 31, 2015	64,051,600	$78.7	$293.4	$8.0	$(87.1)	$2,381.8	14,383,241	$(327.4)	$2,347.4
Net income	—	—	—	—	—	250.1	—	—	250.1
Other comprehensive loss, net of tax	—	—	—	—	(35.1)	—	—	—	(35.1)
Cash dividends - $1.30 per share	—	—	—	—	—	(84.5)	—	—	(84.5)
Repurchases of common stock	(782,057)	—	—	—	—	—	782,057	(75.7)	(75.7)
Issuances and deferrals, net for stock based compensation (1)	987,639	—	41.9	2.3	—	—	(986,497)	20.5	64.7
Balance as of December 31, 2016	64,257,182	$78.7	$335.3	$10.3	$(122.2)	$2,547.4	14,178,801	$(382.6)	$2,466.9
Net income	—	—	—	—	—	365.5	—	—	365.5
Other comprehensive income, net of tax	—	—	—	—	36.5	—	—	—	36.5
Cash dividends - $1.44 per share	—	—	—	—	—	(92.1)	—	—	(92.1)
Repurchases of common stock	(2,719,538)	—	—	—	—	—	2,719,538	(268.4)	(268.4)
Issuances and deferrals, net for stock based compensation (1)	302,090	—	18.4	0.1	—	—	(285,146)	1.4	19.9
Balance as of December 31, 2017	61,839,734	$78.7	$353.7	$10.4	$(85.7)	$2,820.8	16,613,193	$(649.6)	$2,528.3

(1)
Issuances and deferrals, net for stock based compensation reflects share activity related to option exercises, net of tax, restricted and performance shares vested and net issuances and deferrals associated with deferred compensation equity.

See accompanying notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

Note 1—Summary of Accounting Policies

Nature of Business

Carlisle Companies Incorporated, its wholly owned subsidiaries and their subsidiaries, referred to herein as the “Company” or “Carlisle,” is a global diversified company that designs, manufactures and markets a wide range of products that serve a broad range of markets including commercial roofing, energy, agriculture, mining, construction, aerospace and defense electronics, medical technology, transportation, general industrial, protective coatings, wood, auto refinishing and foodservice and healthcare sanitary maintenance. The Company markets its products as a component supplier to original equipment manufacturers, distributors and directly to end-users.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions and accounts have been eliminated. During the fourth quarter of 2017, the Company revised (i) the Consolidated Statement of Earnings to include a subtotal of operating income, with non-operating (income) expense reflected as a separate line item below interest expense, net and (ii) its segment measure of profit and loss to operating income (previously earnings before interest and taxes). The Company has reclassified certain prior period amounts to conform to the current period presentation of operating income, including other operating (income) expense, operating income and other non-operating (income) expense in the Consolidated Statements of Earnings and operating income in Notes 2 and 19. These changes were made to better reflect the Company's results of operations and to be consistent with the change in the measure of operating performance evaluated by the Chief Operating Decision Maker, the Company's Chief Executive Officer.

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

Revenue Recognition

Revenues are recognized when persuasive evidence of an arrangement exists, goods have been shipped (or services have been rendered), the customer takes ownership and assumes risk of loss, collection is probable and the sales price is fixed or determinable.

Provisions for rights of return, discounts, rebates to customers and other adjustments are provided for at the time of sale as a deduction to revenue. Costs related to standard warranties are estimated at the time of sale and recorded as a component of cost of goods sold.

Shipping and Handling Costs

Costs incurred to physically transfer product to customer locations are recorded as a component of cost of goods sold. Charges passed on to customers are recorded into net sales.

Other Non-operating (Income) Expense

Other non-operating (income) expense primarily includes foreign currency exchange (gains) losses, indemnification (gains) losses associated with acquired businesses, (income) loss from equity method investments and (gains) losses on sales of a business.

Receivables and Allowance for Doubtful Accounts

Receivables are stated at net realizable value. The Company performs ongoing evaluations of its customers’ current creditworthiness, as determined by the review of their credit information to determine if events have occurred subsequent to the recognition of the revenue and related receivable that provides evidence that such receivable will be realized at an amount less than that recognized at the time of sale. Estimates of net realizable value are based on historical losses, adjusting for current economic conditions and, in some cases, evaluating specific customer accounts for risk of loss. The allowance for doubtful accounts was $6.6 million, $4.0 million and $4.7 million as of December 31, 2017, 2016 and 2015, respectively. Changes in economic conditions in specific markets in which the Company operates could have an effect on reserve balances required and on the ability to recognize revenue until cash is collected or collectability is probable.

Changes in the Company's allowance for doubtful accounts for the years ended December 31 follows:

(in millions)	2017	2016	2015
Balance as of January 1	$4.0	$4.7	$4.8
Provision charged to expense	1.3	0.3	0.1
Amounts acquired	2.0	0.4	1.5
Amounts written off, net of recoveries	(0.7)	(1.4)	(1.7)
Balance as of December 31	$6.6	$4.0	$4.7

Inventories

Inventories are valued at lower of cost and net realizable value with cost determined primarily on an average cost basis. Cost of inventories includes direct as well as certain indirect costs associated with the acquisition and production process. These costs include raw materials, direct and indirect labor and manufacturing overhead. Manufacturing overhead includes materials, depreciation and amortization related to property, plant and equipment and other intangible assets used directly and indirectly in the acquisition and production of inventory and costs related to the Company’s distribution network such as inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and other such costs associated with preparing the Company’s products for sale.

Deferred Revenue and Extended Product Warranty

The Company offers extended warranty contracts on sales of certain products; the most significant being those offered on its installed roofing systems within the CCM segment. The term of these warranties range from five to 40 years. All revenue from the sale of these contracts is deferred and amortized on a straight‑line basis over the life of the contracts. The weighted average life of the contracts is approximately 19 years. Current costs of services performed under these contracts are expensed as incurred and included in cost of goods sold. The Company would record a reserve within accrued expenses if the total expected costs of providing services at a product line level exceed unearned revenues. Total expected costs of providing extended product warranty services are actuarially determined using standard quantitative measures based on historical claims experience and management judgment. Refer to Note 14 for additional information regarding deferred revenue and extended product warranties.

Property, Plant and Equipment

Property, plant and equipment are stated at cost including interest costs associated with qualifying capital additions. Costs allocated to property, plant and equipment of acquired companies are based on estimated fair value at the date of acquisition. Depreciation is principally computed on a straight‑line basis over the estimated useful lives of the assets. Depreciation includes the amortization of capital leases. Asset lives are generally 20 to 40 years for buildings, five to 15 years for machinery and equipment and two to 20 years for leasehold improvements. Leasehold improvements are amortized based on the shorter of the underlying lease term or the asset’s estimated useful life.

Valuation of Long‑Lived Assets

Long‑lived assets or asset groups, including amortizable intangible assets, are tested for impairment whenever events or circumstances indicate that the carrying amount of the asset or asset group may not be recoverable. The Company groups its long‑lived assets classified as held and used at the lowest level for which identifiable cash flows are largely independent of the cash flows from other assets and liabilities for purposes of testing for impairment. The Company’s asset groupings vary based on the related business in which the long‑lived assets are employed and the interrelationship between those long‑lived assets in producing net cash flows; for example, multiple manufacturing facilities may work in concert with one another or may work on a stand‑alone basis to produce net cash flows. The Company utilizes its long‑lived assets in multiple industries and economic environments and its asset groupings reflect these various factors.

The Company monitors the operating and cash flow results of its long‑lived assets or asset groups classified as held and used to identify whether events and circumstances indicate the remaining useful lives of those assets should be adjusted or if the carrying value of those assets or asset groups may not be recoverable. Undiscounted estimated future cash flows are compared with the carrying value of the long‑lived asset or asset group in the event indicators of impairment are identified. If the undiscounted estimated future cash flows are less than the carrying amount, the Company determines the fair value of the asset or asset group and records an impairment charge in current earnings to the extent carrying value exceeds fair value. Fair values may be determined based on estimated discounted cash flows by prices for like or similar assets in similar markets or a combination of both.

Long‑lived assets or asset groups that are part of a disposal group that meets the criteria to be classified as held for sale are not assessed for impairment, but rather a loss is recorded against the disposal group if fair value, less cost to sell, of the disposal group is less than its carrying value.

Goodwill and Other Intangible Assets

Intangible assets are recognized and recorded at their acquisition date fair values. Intangible assets that are subject to amortization are amortized on a straight-line basis over their useful lives. Definite-lived intangible assets consist primarily of acquired customer relationships, patents and technology, certain trade names and non-compete agreements. The Company determines the useful life of its definite-lived intangible assets based on multiple factors including the size and make-up of the acquired customer base, the expected dissipation of those customers over time, the Company’s own experience in the particular industry, the impact of known trends such as technological obsolescence, product demand or other factors and the period over which expected cash flows are used to measure the fair value of the intangible asset at acquisition. The Company periodically re-assesses the useful lives of its definite-lived intangible assets when events or circumstances indicate that useful lives have significantly changed from the previous estimate.

Intangible assets with indefinite useful lives are not amortized but are tested annually, or more often if impairment indicators are present, for impairment via a one-step process by comparing the fair value of the intangible asset with its carrying value. If the intangible asset’s carrying value exceeds its fair value, an impairment charge is recorded in current earnings for the excess. The Company estimates the fair value of its indefinite-lived intangible assets based on the income approach utilizing the discounted cash flow method. The Company’s annual testing date for indefinite-lived intangible assets is October 1. The Company periodically re-assesses indefinite-lived intangible assets as to whether their useful lives can be determined and, if so, begins amortizing any applicable intangible asset.

Goodwill is not amortized but is tested annually, or more often if impairment indicators are present, for impairment at a reporting unit level. The Company’s annual testing date for goodwill is October 1. The Company has five reporting units, that align with its reportable segments.

Refer to Note 10 for additional information regarding goodwill and other intangible assets.

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

Contingencies and Insurance Recoveries

The Company is exposed to losses related to various potential claims related to its employee obligations and other matters in the normal course of business, including commercial, employee or regulatory litigation. The Company records a liability related to such potential claims, both those reported to the Company and incurred but not yet reported, when probable and reasonably estimable. With respect to workers’ compensation obligations, the Company utilizes actuarial models to estimate the ultimate total cost of such claims, primarily based on historical loss experience and expectations about future costs of providing workers’ compensation benefits.

The Company maintains occurrence‑based insurance contracts related to certain contingent losses primarily workers’ compensation, medical and dental, general liability, property and product liability claims up to applicable retention limits as part of its risk management strategy. The Company records a recovery under these insurance contracts when such recovery is deemed probable. Refer to Note 11 for additional information regarding contingencies and insurance recoveries.

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

The defined benefit pension plans’ assets are measured at fair value annually on December 31, unless a remeasurement event occurs in an interim period. The Company uses the market related valuation method to determine the value of plan assets for purposes of determining the expected return on plan assets component of net periodic benefit cost. The market related valuation method recognizes the change of the fair value of the plan assets over five years. If actual experience differs from these long-term assumptions, the difference is recorded as an actuarial gain (loss) and amortized into earnings over a period of time based on the average future service period, which may cause the expense related to providing these benefits to increase or decrease. Refer to Note 13 for additional information regarding these plans and the associated plan assets.

Income Taxes

Income taxes are recorded in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes, which includes an estimate of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Refer to Note 6 for additional information regarding income taxes including Staff Accounting Bulletin 118 (“SAB 118”) impacts.

Stock‑Based Compensation

The Company accounts for stock‑based compensation under the fair‑value method. Accordingly, equity classified stock‑based compensation cost is measured at the grant date, based on the fair value of the award and is recognized as expense over the requisite service period, which generally matches the stated vesting period of the award but may also be shorter if the employee is retirement‑eligible and under the award’s terms may fully vest upon retirement from the Company. The Company recognizes expense for awards that have graded vesting features under the graded vesting method, which considers each separately vesting tranche as though they were, in substance, multiple awards. Refer to Note 5 for additional information regarding stock-based compensation.

Foreign Currency Matters

The functional currency of the Company’s subsidiaries outside the United States is the currency of the primary economic environment in which the subsidiary operates. Assets and liabilities of these operations are translated to the U.S. Dollar at the exchange rate in effect at each balance sheet date. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included as a component of shareholders’ equity in accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions and from the remeasurement of monetary assets and liabilities and associated income statement activity of foreign subsidiaries where the functional currency is the U.S. Dollar and the records are maintained in the local currency are included in other non-operating (income) expense, net.

Derivative Instruments and Hedge Accounting

From time-to-time, the Company may enter into derivative financial instruments to hedge various risks to cash flows or the fair value of recognized assets and liabilities, including those arising from fluctuations in foreign currencies, interest rates and commodities. The Company recognizes these instruments at the time they are entered into and measures them at fair value. For instruments that are designated and qualify as cash flow hedges under U.S. GAAP, the changes in fair value period-to-period, less any ineffective portion, are classified in accumulated other comprehensive income in the Consolidated Statements of Shareholders’ Equity, until the underlying transaction being hedged impacts earnings. Any ineffectiveness is recorded in current period income. For those instruments that are designated and qualify as fair value hedges under U.S. GAAP, the changes in fair value period-to-period of both the derivative instrument and underlying hedged item are recognized currently in earnings. For those instruments not designated or do not qualify as hedges under U.S. GAAP, the changes in fair value period-to-period are classified immediately in current period income, within other non-operating (income) expense, net within the Consolidated Statements of Earnings and Comprehensive Income. Refer to Note 18 for a description of the Company's current derivative instrument and hedging activities.

New Accounting Standards Adopted

Effective January 1, 2017, the Company adopted Accounting Standards Update (“ASU”) 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”).  The ASU simplifies several aspects of the accounting for stock compensation, including:

•
On a prospective basis, all income tax effects of awards are recognized in the statement of operations as tax expense or benefit at the time that the awards vest or are settled, which resulted in a $7.9 million discrete income tax benefit for 2017.

•	On a prospective basis, all income tax effects of awards are recognized in the statement of cash flows as only operating activities.

•
The cash paid to a tax authority when shares are withheld to satisfy the tax withholding obligation are classified as financing activities on the statement of cash flows on a retrospective basis. The adoption had no impact on cash flows presentation as the Company has historically presented these amounts as financing activities.

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

Effective January 1, 2017, the Company adopted ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies how an entity is required to test goodwill for impairment by eliminating step 2 of the goodwill impairment test, which measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount. Instead, entities should measure an impairment charge for the excess of carrying amount over the fair value of the respective reporting unit. The elimination of step 2 will reduce the complexity and cost of the subsequent measurement of goodwill.

Effective October 1, 2017, the Company adopted ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”), which expands an entity's ability to hedge nonfinancial risk and financial risk components and reduces complexity in fair value hedges of interest rate risk. ASU 2017-12 eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in fair value of a hedging instrument to be presented in the same income statement line item as the hedged item. The guidance also ceases certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. ASU 2017-12 requires the use of a modified retrospective approach for cash flow and net investment hedges that exist as of the date of adoption. The adoption of this standard did not have a significant impact on the Company's earnings, cash flows or financial position.

New Accounting Standards Issued But Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 outlines a single, comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance issued by the FASB, including industry specific guidance. ASU 2014-09 provides accounting guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts with customers to provide goods and services. The standard allows for either full retrospective or modified retrospective adoption. The company will adopt the standard, using the modified retrospective approach, for interim and annual periods beginning on January 1, 2018. ASU 2014-09 also requires entities to disclose both quantitative and qualitative information to enable users of the financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

To date, the Company's assessment has included (i) utilizing questionnaires to assist with identifying its revenue streams, (ii) performing sample contract analysis and (iii) assessing the identified differences in recognition and measurement that may result from adopting ASU 2014-09. The Company has made conclusions regarding separately-priced extended warranty contracts and variable consideration for four of its segments. The Company continues its analysis for the CIT segment with respect to (i) contracts with multi-year prospective volume rebates and (ii) whether certain contracts’ revenues will be recognized over time or at a point in time, but does not anticipate significant changes in its current revenue recognition pattern. Based on the evaluation to date, the Company does not anticipate the adoption of this standard will have a material impact on reported current net sales. However, given the Company's acquisition strategy within diverse business segments, including assessing the revenues from the recently acquired Accella Holdings LLC, there may be additional revenue streams acquired during the year of adoption that require evaluation to determine the impact on net sales. Further, the Company anticipates providing incremental disaggregated revenue disclosures, including net sales by end market in its Condensed Consolidated Financial Statements, beginning in the first quarter of 2018. The Company continues to evaluate the impact of a cumulative catch-up adjustment, if any, and does not expect it to be significant to the Consolidated Balance Sheet.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842)(“ASU 2016-02”) which requires lessees to recognize a lease liability for the obligation to make lease payments, measured at the present value on a discounted basis, and a right-of-use (“ROU”) asset for the right to use the underlying asset for the duration of the lease term, measured at the lease liability amount adjusted for lease prepayments, lease incentives received and initial direct costs. The lease liability and ROU asset are recognized in the balance sheet at the commencement of the lease. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern. Classification will be based on criteria that are largely similar to those applied in current lease accounting. ASU 2016-02 is effective for the Company beginning January 1, 2019, and requires the use of a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period presented in the financial statements. The Company plans to adopt on January 1, 2019. The Company has not yet determined the impact of adopting the standard on the Consolidated Financial Statements.

In March 2017, the FASB issued ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”), which requires employers to include only the service cost component of net periodic pension cost and net periodic postretirement benefit cost in operating income, if such measure is presented. The other components of net benefit cost, including amortization of prior service cost/credit and settlement and curtailment effects, are to be included in non-operating income. ASU 2017-07 also stipulates that only the service cost component of net benefit cost is eligible for capitalization into inventory or other tangible assets. The effective date for adoption of this guidance is January 1, 2018, with early adoption permitted. The Company is currently evaluating the effect that this standard will have on the Consolidated Financial Statements, however does not believe this update will have a significant impact.

Note 2—Segment Information

The Company has organized its operations into five primary segments based on the products it sells, each of which represent a reportable segment as follows:

Carlisle Construction Materials (“CCM”)—the principal products of this segment are insulation materials, rubber (EPDM), thermoplastic polyolefin (TPO) and polyvinyl chloride (PVC) roofing membranes used predominantly on non-residential low-sloped roofs, related roofing accessories, including flashings, fasteners, sealing tapes and coatings and waterproofing products. CCM also manufactures and distributes energy-efficient rigid foam insulation panels for substantially all roofing applications. The markets served primarily include new construction, re-roofing and maintenance of low-sloped roofs, water containment, HVAC sealants and coatings and waterproofing. In addition, CCM offers a broad range of specialty polyurethane products and solutions across a broad diversity of markets and applications.

Carlisle Interconnect Technologies (“CIT”)—the principal products of this segment are high-performance wire, cable, connectors, contacts and cable assemblies for the transfer of power and data primarily for the aerospace, medical, defense electronics, test and measurement equipment and select industrial markets.

Carlisle FoodService Products (“CFS”)—On February 1, 2018, the Company announced the signing of a definitive agreement to sell CFS (refer to Note 20). The principal products of this segment include commercial and institutional foodservice permanentware, table coverings, cookware, catering equipment, fiberglass and composite material trays and dishes, industrial brooms, brushes, mops and rotary brushes for commercial and non‑commercial foodservice operators and sanitary maintenance professionals.

Carlisle Fluid Technologies (“CFT”)—the principal products of this segment are industrial liquid and powder finishing equipment and integrated system solutions for spraying, pumping, mixing, metering and curing of a variety of coatings used in the transportation, general industrial, protective coating, wood, specialty and auto refinishing markets.

Carlisle Brake & Friction (“CBF”)—the principal products of this segment include high-performance brakes and friction material and clutch and transmission friction material for the construction, agriculture, mining, on-highway, aerospace and motor sports markets.

As discussed in Note 1, during the fourth quarter of 2017, the Company revised its segment measure of profit and loss to operating income (previously earnings before interest and taxes).The Company has reclassified certain prior period amounts to conform to the current period presentation of operating income.

Summary financial information by reportable business segment for the years ended December 31 follows:

(in millions)	Net Sales	Operating Income		Assets	Depreciation and Amortization	Capital Spending
2017
Carlisle Construction Materials	$2,336.2	$421.9		$1,898.6	$41.9	$61.0
Carlisle Interconnect Technologies	815.3	89.5		1,473.0	55.8	53.2
Carlisle FoodService Products	339.1	39.5		469.3	22.8	8.9
Carlisle Fluid Technologies	281.4	16.1		678.7	23.0	8.8
Carlisle Brake & Friction	317.9	2.6		433.8	23.0	26.8
Segment Total	4,089.9	569.6		4,953.4	166.5	158.7
Corporate and unallocated (1)	—	(63.9)		346.4	2.6	1.2
Total	$4,089.9	$505.7		$5,299.8	$169.1	$159.9
2016
Carlisle Construction Materials	2,052.6	430.3		891.6	35.6	24.9
Carlisle Interconnect Technologies	834.6	143.9		1,446.3	48.8	43.9
Carlisle FoodService Products	250.2	31.5		206.1	9.1	8.2
Carlisle Fluid Technologies	269.4	31.2		640.9	20.7	11.7
Carlisle Brake & Friction	268.6	(135.9)	(2)	389.9	20.8	9.4
Segment Total	3,675.4	501.0		3,574.8	135.0	98.1
Corporate and unallocated (1)	—	(62.9)		391.0	2.8	10.7
Total	$3,675.4	$438.1		$3,965.8	$137.8	$108.8
2015
Carlisle Construction Materials	$2,002.6	$351.1		$899.2	$37.3	$21.0
Carlisle Interconnect Technologies	784.6	143.0		1,264.0	44.3	31.6
Carlisle FoodService Products	242.6	27.3		199.0	9.7	6.3
Carlisle Fluid Technologies	203.2	20.9		659.5	15.0	1.9
Carlisle Brake & Friction	310.2	17.4		553.0	21.4	11.1
Segment Total	3,543.2	559.7		3,574.7	127.7	71.9
Corporate and unallocated (1)	—	(56.4)		376.2	1.6	0.2
Total	$3,543.2	$503.3		$3,950.9	$129.3	$72.1

(1)
Corporate operating income includes other unallocated costs, primarily general corporate expenses. Corporate assets consist primarily of cash and cash equivalents, deferred taxes and other invested assets.

(2)	Includes impairment charges of $141.5 million. Refer to for further discussion.

Geographic Area Information—Net sales are based on the country to which the product was delivered. Net sales by region for the years ended December 31 follows:

(in millions)	2017	2016	2015
United States	$3,162.2	$2,835.7	$2,659.4
International:
Europe	411.3	381.8	384.4
Asia	272.2	241.9	225.5
Canada	90.9	77.2	114.9
Mexico and Latin America	79.3	76.1	81.6
Middle East and Africa	43.4	42.6	55.7
Other	30.6	20.1	21.7
Net sales	$4,089.9	$3,675.4	$3,543.2

Long‑lived assets, excluding deferred tax assets and intangible assets, by region as of December 31 follows:

(in millions)	2017	2016
United States	$618.1	$495.5
International:
Europe	83.4	48.4
Asia	46.6	38.3
Mexico and Latin America	37.0	28.4
United Kingdom	27.2	21.3
Other	0.5	0.3
Total long-lived assets	$812.8	$632.2

Customer Information—Net sales to Beacon Roofing Supply, Inc. accounted for approximately 10% of the Company’s consolidated net sales during the year ended December 31, 2015. Sales to this customer originate in the CCM segment. No customer accounted for 10% or more of the Company’s total net sales for the years ended December 31, 2017 and 2016.

Note 3—Acquisitions

2017 Acquisitions

Accella Holdings LLC

On November 1, 2017, the Company acquired 100% of the equity of Accella Holdings LLC, the parent company to Accella Performance Materials Inc. (collectively “Accella”), a specialty polyurethane platform, from Accella Performance Materials LLC, a subsidiary of Arsenal Capital Partners, for total consideration of $670.7 million, subject to a cash, working capital and indebtedness settlement, which the Company expects to finalize in the first quarter of 2018. Accella offers a wide range of polyurethane products and solutions across a broad diversity of markets and applications. The Company funded the acquisition with borrowings from the Revolving Credit Facility (refer to Note 12 for subsequent refinancing transactions).

Accella contributed net sales of $64.0 million and an operating loss of $9.0 million for the period from November 1, 2017, to December 31, 2017. The operating loss for the period from November 1, 2017, to December 31, 2017, includes $5.5 million of incremental cost of goods sold related to measuring inventory at fair value, $2.0 million, $1.8 million and $0.8 million of amortization expense of customer relationships, acquired technology and trade names, respectively and $1.1 million of acquisition-related costs related primarily to professional fees. The results of operations of the acquired business are reported as part of the CCM segment.

The Accella amounts included in the pro forma financial information below are based on Accella’s historical results and therefore may not be indicative of the actual results if owned by Carlisle. The pro forma adjustments represent management’s best estimates based on information available at the time the pro forma information was prepared and may differ from the adjustments that may actually have been required. Accordingly, pro forma information should not be relied upon as being indicative of the historical results that would have been realized had the acquisition occurred as of the date indicated or that may be achieved in the future.

The unaudited combined pro forma financial information presented below includes net sales and income from continuing operations, net of tax, of the Company as if the business combination had occurred on January 1, 2016, based on the purchase price allocation presented below:

	Unaudited Pro Forma
	Twelve Months Ended December 31,
(in millions)	2017	2016
Net sales	$4,439.4	$4,029.8
Income from continuing operations	351.8	235.2

The pro forma financial information reflects adjustments to Accella's historical financial information to apply the Company's accounting policies and to reflect the additional depreciation and amortization related to the preliminary fair value adjustments of the acquired net assets of $10.8 million in 2017 and $8.5 million in 2016, together with the associated tax effects. Also, the pro forma financial information reflects costs of goods sold related to the fair valuation of inventory and acquisition-related costs described above as if they occurred in 2016.

The following table summarizes the consideration transferred to acquire Accella and the preliminary allocation of the purchase price among the assets acquired and liabilities assumed. The acquisition has been accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combinations, which requires that consideration be allocated to the acquired assets and assumed liabilities based upon their acquisition date fair values with the remainder allocated to goodwill. The fair values are preliminary and subject to change pending receipt of the final valuation for all acquired assets and liabilities.

Preliminary Allocation
(in millions)	As of 11/1/2017
Total cash consideration transferred	$670.7
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$16.5
Receivables, net	66.8
Inventories	48.5
Prepaid expenses and other current assets	0.9
Property, plant and equipment	59.6
Definite-lived intangible assets	240.0
Other long-term assets	15.6
Accounts payable	(45.5)
Income tax payable	2.0
Accrued expenses	(23.2)
Other long-term liabilities	(15.6)
Deferred income taxes	(83.5)
Total identifiable net assets	282.1
Goodwill	$388.6

The goodwill recognized in the acquisition of Accella is attributable to its significant supply chain efficiencies and other administrative opportunities and the strategic value of the business to Carlisle, in addition to opportunities for product line expansions. The Company acquired $68.5 million of gross contractual accounts receivable, of which $1.7 million was not expected to be collected at the date of acquisition. Goodwill of $38.5 million is tax deductible, primarily in the United States. All of the goodwill has been preliminarily assigned to the CCM reporting unit which aligns with the CCM reportable segment. The $240.0 million value allocated to definite-lived intangible assets consists of $146.0 million of customer relationships with useful lives ranging from 9 to 12 years, various acquired technologies of $66.0 million with useful lives ranging from 3 to 14 years and trade names of $28.0 million with useful lives ranging from 4 to 14 years. In accordance with the purchase agreement, Carlisle is indemnified for up to $25.0 million, and recorded an indemnification asset of $15.6 million in other long-term assets relating to the indemnification for a pre-acquisition income tax liability. The Company has also recorded, as part of the purchase price allocation, deferred tax liabilities related to intangible assets of approximately $83.5 million. See Note 6 for further information regarding tax uncertainties acquired in the Accella acquisition.

Excluding Accella, proforma results of operations for the 2017 acquisitions have not been presented because the effect of these acquisitions was not material to the Company's financial condition or results of operations for any of the periods presented.

Drexel Metals

On July 3, 2017, the Company acquired 100% of the equity of Drexel Metals, Inc., (“Drexel Metals”) for total consideration of $55.8 million. Drexel Metals is a leading provider of architectural standing seam metal roofing systems for commercial, institutional and residential applications.

For the period from July 3, 2017, to December 31, 2017, Drexel Metals contributed net sales of $26.8 million and an operating loss of $0.2 million to the Company's consolidated results. The results of operations of the acquired business are reported within the CCM segment.

Consideration has been preliminarily allocated to goodwill of $26.9 million, $19.0 million to definite-lived intangible assets, $10.4 million to indefinite-lived intangible assets, $8.8 million to inventory, $5.3 million to accounts receivable, $5.8 million to accounts payable and $10.8 million to deferred income and other taxes payable. Definite-lived intangible assets consist of customer relationships with an estimated useful life of nine years. Of the $26.9 million of goodwill, none is deductible for tax purposes. All of the goodwill was assigned to the CCM reporting unit, which aligns with the reportable segment.

Arbo

On January 31, 2017, the Company acquired 100% of the equity of Arbo Holdings Limited (“Arbo”) for total consideration of GBP 9.1 million or $11.5 million, including the estimated fair value of contingent consideration of GBP 2.0 million or $2.5 million and a working capital settlement, which was finalized in the second quarter of 2017. Arbo is a provider of sealants, coatings and membrane systems used for waterproofing and sealing buildings and other structures.

For the period from January 31, 2017, to December 31, 2017, Arbo contributed net sales of $14.0 million and operating income of $0.3 million to the Company's consolidated results. The results of operations of the acquired business are reported within the CCM segment.

Consideration has been allocated to goodwill of $4.7 million, $2.2 million to definite-lived intangible assets, $2.1 million to inventory, $1.6 million to indefinite-lived intangibles, $1.5 million to accounts receivable, $1.4 million to accounts payable and $1.4 million to deferred income and other taxes payable. Definite-lived intangible assets consist of customer relationships with an estimated useful life of 15 years. Of the $4.7 million of goodwill, $1.3 million is deductible for tax purposes. All of the goodwill was assigned to the CCM reporting unit, which aligns with the reportable segment.

San Jamar

On January 9, 2017, the Company acquired 100% of the equity of SJ Holdings, Inc. (“San Jamar”) for total consideration of $217.2 million. San Jamar is a provider of universal dispensing systems and food safety products for foodservice and hygiene applications. San Jamar complements the operating performance at CFS by adding new products, opportunities to expand the Company's presence in complementary sales channels and a history of profitable growth.

For the period from January 9, 2017, to December 31, 2017, San Jamar contributed net sales of $86.3 million and operating income of $5.9 million to the Company's consolidated results. The results of operations of the acquired business are reported within the CFS segment.

The following table summarizes the consideration transferred to acquire San Jamar and the preliminary allocation and measurement period adjustments to arrive at the final allocation of the purchase price among the assets acquired and liabilities assumed. The acquisition has been accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combinations, which requires that consideration be allocated to the acquired assets and assumed liabilities based upon their acquisition date fair values, with the remainder allocated to goodwill.

	Preliminary Allocation	Measurement Period Adjustments	Final Allocation
(in millions)	As of 1/9/2017		As of 12/31/2017
Total consideration transferred	$217.2	$—	$217.2
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$3.5	$—	$3.5
Receivables	9.1	—	9.1
Inventories	13.1	0.4	13.5
Prepaid expenses and other current assets	2.3	0.2	2.5
Property, plant and equipment	4.2	—	4.2
Definite-lived intangible assets	135.1	(0.2)	134.9
Indefinite-lived intangible assets	23.6	—	23.6
Other long-term assets	3.2	—	3.2
Accounts payable	(7.0)	(0.1)	(7.1)
Income tax payable	(0.5)	—	(0.5)
Accrued expenses	(4.3)	(0.7)	(5.0)
Other long-term liabilities	(4.8)	0.3	(4.5)
Deferred income taxes	(47.2)	(2.4)	(49.6)
Total identifiable net assets	130.3	(2.5)	127.8
Goodwill	$86.9	$2.5	$89.4

The valuation of property, plant and equipment, intangible assets and income tax obligations is final as of December 31, 2017. The goodwill recognized in the acquisition of San Jamar is attributable to its experienced workforce, expected operational improvements through implementation of the Carlisle Operating System ("COS"), opportunities for product line expansions in addition to supply chain efficiencies and other administrative opportunities and the significant strategic value of the business to Carlisle. Of the $89.4 million of goodwill, $5.2 million is deductible for tax purposes. All of the goodwill was assigned to the CFS reporting unit, which aligns with the reportable segment. The $134.9 million value allocated to definite-lived intangible assets consists of $97.8 million of customer relationships with an estimated useful life of 13 years, various acquired technologies of $36.4 million with useful lives ranging from seven to 10 years and a non-compete agreement of $0.7 million with an estimated useful life of two years. Indefinite-lived intangible assets consist of acquired trade names.

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

Star Aviation

On October 3, 2016, the Company acquired 100% of the equity of Star Aviation, Inc. (“Star Aviation”), for total consideration of $82.7 million. Star Aviation is a provider of design and engineering services, testing and certification work and manufactured products for in-flight connectivity applications on commercial, business and military aircraft.

The following table summarizes the consideration transferred to acquire Star Aviation and the preliminary allocation and measurement period adjustments to arrive at the final allocation of the purchase price among the assets acquired and liabilities assumed. The acquisition has been accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combinations, which requires that consideration be allocated to the acquired assets and assumed liabilities based upon their acquisition date fair values, with the remainder allocated to goodwill.

	Preliminary Allocation	Measurement Period Adjustments	Final Allocation
(in millions)	As of 10/3/2016		As of 9/30/2017
Total consideration transferred	$82.7	$—	$82.7
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$0.3	$—	$0.3
Receivables	5.9	(0.1)	5.8
Inventories	3.1	(0.2)	2.9
Prepaid expenses and other current assets	0.1	—	0.1
Property, plant and equipment	3.3	(0.3)	3.0
Definite-lived intangible assets	29.0	—	29.0
Accounts payable	(1.3)	0.2	(1.1)
Accrued expenses	(0.8)	0.1	(0.7)
Total identifiable net assets	39.6	(0.3)	39.3
Goodwill	$43.1	$0.3	$43.4

The valuation of property, plant and equipment and intangible assets is final as of September 30, 2017. The goodwill recognized in the acquisition of Star Aviation is attributable to its experienced workforce, expected operational improvements through implementation of the COS, opportunities for product line expansions in addition to supply chain efficiencies and other administrative opportunities and the significant strategic value of the business to Carlisle. Goodwill of $43.4 million is deductible for tax purposes in the U.S. All of the goodwill was assigned to the CIT reporting unit which aligns with the reportable segment. The $29.0 million value allocated to definite-lived intangible assets consists of $23.9 million of customer relationships with useful lives ranging from five to 10 years, various acquired technologies of $4.7 million with useful a useful life of six years and a non-compete agreement of $0.4 million with a useful life of five years.

Micro-Coax

On June 10, 2016, the Company acquired 100% of the equity of Micro-Coax, Inc. and Kroll Technologies, LLC, (collectively “Micro-Coax”) for total consideration of $96.6 million. The acquired business is a provider of high-performance, high frequency coaxial wire and cable and cable assemblies to the defense, satellite, test and measurement and other industrial markets.

The following table summarizes the consideration transferred to acquire Micro-Coax and the preliminary allocation and measurement period adjustments to arrive at the final allocation of the purchase price among the assets acquired and liabilities assumed. The acquisition has been accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combinations, which requires that consideration be allocated to the acquired assets and assumed liabilities based upon their acquisition date fair values, with the remainder allocated to goodwill.

	Preliminary Allocation	Measurement Period Adjustments	Final Allocation
(in millions)	As of 6/10/2016		As of 6/30/2017
Total consideration transferred	$97.3	$(0.7)	$96.6
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$1.5	$—	$1.5
Receivables	6.3	—	6.3
Inventories	8.6	—	8.6
Prepaid expenses and other current assets	0.4	(0.1)	0.3
Property, plant and equipment	30.0	(14.0)	16.0
Definite-lived intangible assets	31.5	(5.0)	26.5
Indefinite-lived intangible assets	2.0	(2.0)	—
Other long-term assets	1.0	—	1.0
Accounts payable	(1.7)	—	(1.7)
Accrued expenses	(2.4)	(0.1)	(2.5)
Total identifiable net assets	77.2	(21.2)	56.0
Goodwill	$20.1	$20.5	$40.6

The valuation of property, plant and equipment and intangible assets is final as of June 30, 2017. The goodwill recognized in the acquisition of Micro-Coax is attributable to its experienced workforce, expected operational improvements through implementation of the COS, opportunities for product line expansions in addition to supply chain efficiencies and other administrative opportunities and the significant strategic value of the business to Carlisle. Goodwill of $40.6 million is deductible for tax purposes in the U.S. All of the goodwill was assigned to the CIT reporting unit which aligns with the reportable segment. The $26.5 million value allocated to definite-lived intangible assets consists of $14.5 million of customer relationships with a useful life of 12 years, various acquired technologies of $10.6 million with a useful life of seven years, an amortizable trade name of $0.9 million with a useful life of 10 years and a non-compete agreement of $0.5 million with a useful life of three years.

MS Oberflächentechnik AG

On February 19, 2016, the Company acquired 100% of the equity of MS Oberflächentechnik AG (“MS Powder”), a Swiss-based developer and manufacturer of powder coating systems and related components, for total consideration of CHF 12.3 million, or $12.4 million, including the estimated fair value of contingent consideration of CHF 4.3 million, or $4.3 million.

Consideration has been allocated to definite-lived intangible assets of $9.7 million, $4.1 million to indefinite-lived intangible assets and $2.2 million to deferred tax liabilities, with $2.9 million allocated to goodwill.  Definite-lived intangible assets consist of $8.3 million of technology with a useful life of seven years and customer relationships of $1.4 million with a useful life of 10 years. None of the goodwill is deductible for tax purposes. All of the goodwill was assigned to the CFT reporting unit, which aligns with the reportable segment.

2015 Acquisition

Finishing Brands

On April 1, 2015, the Company acquired 100% of the Finishing Brands business from Graco Inc. for total consideration of $611.1 million.  The Company funded the acquisition with cash on hand.  The Company reports the results of the acquired business as the CFT segment.

Finishing Brands contributed net sales of $203.2 million and operating income of $20.9 million for the period from April 1, 2015 to December 31, 2015. Operating income for the period from April 1, 2015 to December 31, 2015 includes $8.6 million of incremental cost of goods sold related to measuring inventory at fair value and $0.7 million of acquisition-related costs related primarily to professional fees, as well as $9.3 million and $3.9 million of amortization expense of customer relationships and acquired technology, respectively.

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

The unaudited combined pro forma financial information presented below includes net sales and income from continuing operations, net of tax, of the Company as if the business combination had occurred on January 1, 2014, based on the purchase price allocation presented below:

Unaudited Pro Forma
(in millions)	Twelve Months Ended December 31, 2015
Net sales	$3,604.4
Income from continuing operations	332.2

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

	Preliminary Allocation	Measurement Period Adjustments	Final Allocation
(in millions)	As of 4/1/2015		As of 3/31/2016
Total cash consideration transferred	$610.6	$0.5	$611.1
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$12.2	$—	$12.2
Receivables	57.3	1.2	58.5
Inventories	40.9	2.2	43.1
Prepaid expenses and other current assets	6.4	(0.2)	6.2
Property, plant and equipment	41.0	(0.2)	40.8
Definite-lived intangible assets	216.0	—	216.0
Indefinite-lived intangible assets	125.0	—	125.0
Deferred income tax assets	1.9	(1.2)	0.7
Other long-term assets	3.8	(0.3)	3.5
Line of credit	(1.4)	—	(1.4)
Accounts payable	(16.3)	—	(16.3)
Income tax payable	(1.9)	(0.1)	(2.0)
Accrued expenses	(15.6)	—	(15.6)
Deferred income tax liabilities	(28.8)	0.6	(28.2)
Other long-term liabilities	(5.6)	(0.7)	(6.3)
Total identifiable net assets	434.9	1.3	436.2
Goodwill	$175.7	$(0.8)	$174.9

The goodwill recognized in the acquisition of Finishing Brands is attributable to its experienced workforce, the expected operational improvements through implementation of the COS, opportunities for geographic and product line expansions in addition to supply chain efficiencies and other administrative opportunities and the significant strategic value of the business to Carlisle. The Company acquired $60.0 million of gross contractual accounts receivable, of which $1.5 million was not expected to be collected at the date of acquisition. Goodwill of $132.9 million is tax deductible, primarily in the United States. All of the goodwill was assigned to the CFT reporting unit which aligns with the reportable segment. Indefinite-lived intangible assets of $125.0 million represent acquired trade names. The $216.0 million value allocated to definite-lived intangible assets consists of $186.0 million of customer relationships with a useful life of 15 years and various acquired technologies of $30.0 million with useful lives ranging from five to eight years. The Company recorded an indemnification asset of $3.0 million in other long-term assets relating to the indemnification of Carlisle for a pre-acquisition income tax liability in accordance with the purchase agreement. The Company has also recorded, as part of the purchase price allocation, deferred tax liabilities related to intangible assets of approximately $28.2 million. See Note 10 for further information regarding deferred tax liabilities acquired in the Finishing Brands acquisition.

Prior Acquisition Matters

LHi Technology

In conjunction with the October 2014 acquisition of LHi Technology (“LHi”), the Company recorded an indemnification asset of $8.7 million in other long-term assets relating to the indemnification of Carlisle for certain pre-acquisition liabilities, principally related to direct and indirect tax uncertainties. During the third quarter of 2016, the Company concluded that $2.6 million of the indirect tax uncertainties were no longer probable, therefore resulting in the reversal of the related indemnification asset and the corresponding liability. During the third quarter of 2017, the escrow covering the remaining direct and indirect tax uncertainties expired and the remaining indirect tax uncertainties were no longer probable, resulting in the reversal of the $6.1 million indemnification asset and corresponding $1.5 million liability, with the net change of $4.6 million reflected in the non-operating (income) expense, net in the Consolidated Statement of Earnings.

Note 4—Exit and Disposal Activities

The Company has undertaken operational restructuring and other cost reduction actions to streamline processes and manage costs throughout various departments within the Company. The Company implemented cost reduction plans, which resulted in exit, disposal and employee termination benefit costs, primarily resulting from planned reductions in workforce, facility consolidations and relocations and lease termination costs, as further discussed below by operating segment.

CIT

During 2017, the Company initiated plans to relocate certain of its aerospace manufacturing operations in Littleborough, United Kingdom to an existing manufacturing operation in Nogales, Mexico. During 2017, exit and disposal costs totaled $2.0 million. This project was substantially complete as of December 31, 2017.

As previously announced, the Company is incurring costs to relocate certain of its medical manufacturing operations in Shenzhen, China to a new manufacturing operation in Dongguan, China. During 2017, employee termination benefit costs associated with this plan totaled $6.1 million. Cumulative exit and disposal costs recognized totaled $14.1 million through December 31, 2017, with total costs expected to approximate $15.2 million. The remaining costs are expected to be incurred principally through the second half of 2018. Other associated costs are not expected to be significant.

During the third quarter of 2017, the Company entered into a letter of undertaking with the Chinese government, whereby the Company designated $10.1 million in cash specifically for the payment of employee termination benefits associated with the Chinese medical business action discussed above. Cash payments began in August 2017 out of these designated funds and will continue through the first half of 2018. The designated cash balance as of December 31, 2017, totaled $4.6 million.

CFT

During 2017, the Company initiated plans to restructure its global footprint. These plans involve exiting manufacturing operations in Brazil and Mexico, exiting the systems sales business in Germany and relocating the manufacturing operations currently in Angola, Indiana to its existing Bournemouth, United Kingdom manufacturing operations. During 2017, exit and disposal costs totaled $10.4 million, primarily reflecting employee termination benefit costs and accelerated depreciation. Total costs are expected to approximate $10.5 million, with the remaining costs expected to be incurred in first-quarter 2018.

As previously announced, the Company is incurring costs related to the relocation of CFT's administrative functions and facilities within the U.S. During 2017, exit and disposal cost totaled $1.0 million, primarily reflecting relocation and facility closure costs. This project was substantially complete as of December 31, 2017, with cumulative exit and disposal costs of $5.1 million.

CBF

During 2017, the Company announced that it would exit its manufacturing operations in Tulsa, Oklahoma and relocate the majority of those operations to its existing manufacturing facility in Medina, Ohio. This action is expected to take approximately 18 to 21 months to complete. Total associated exit and disposal costs are expected to be between $17.5 million to $21.0 million, including:

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

During 2017, exit and disposal expense totaled $5.1 million, primarily related to employee termination benefits and accelerated depreciation.

Consolidated Summary

Exit and disposal costs by activity for the years ended December 31 follows:

(in millions)	2017	2016	2015
Employee severance and benefit arrangements	$17.8	$10.1	$—
Accelerated depreciation	3.7	0.4	—
Relocation costs	1.5	3.8	—
Other restructuring costs	3.8	1.2	0.5
Total exit and disposal costs	$26.8	$15.5	$0.5

Exit and disposal costs by segment for the years ended December 31 follows:

(in millions)	2017	2016	2015
Carlisle Interconnect Technologies	9.5	$7.6	$—
Carlisle Fluid Technologies	11.4	4.1	—
Carlisle Brake & Friction	5.1	—	0.5
Corporate	0.8	3.8	—
Total exit and disposal costs	$26.8	$15.5	$0.5

Exit and disposal costs by financial statement line item for the years ended December 31 follows:

(in millions)	2017	2016	2015
Cost of goods sold	10.9	$—	$0.5
Selling and administrative expenses	15.8	15.0	—
Research and development expenses	0.1	—	—
Other operating (income) expense, net	—	0.5	—
Total exit and disposal costs	$26.8	$15.5	$0.5

Changes in exit and disposal liabilities for the years ended December 31 follows:

(in millions)	CIT	CFT	CBF	Corporate	Total
Balance as of December 31, 2016	$7.6	$0.7	$—	$0.7	$9.0
Charges	9.5	11.4	5.1	0.8	26.8
Cash payments	(12.2)	(3.9)	(1.5)	(1.5)	(19.1)
Other adjustments and non-cash settlements	—	(1.5)	(2.1)	—	(3.6)
Balance as of December 31, 2017	$4.9	$6.7	$1.5	$—	$13.1

The liability of $13.1 million as of December 31, 2017, primarily relates to employee severance and benefit arrangements and is included in accrued expenses in the Consolidated Balance Sheet.

Note 5—Stock‑Based Compensation

Incentive Compensation Program

The Company maintains an Incentive Compensation Program (the “Program”) for executives, certain other employees of the Company and its operating segments and subsidiaries and the Company’s non-employee directors. Members of the Board of Directors that receive stock-based compensation are treated as employees for accounting purposes. The Program was approved by shareholders on May 6, 2015. The Program allows for up to 4.2 million awards to eligible employees of stock options, restricted stock, stock appreciation rights, performance shares and units or other awards based on Company common stock. As of December 31, 2017, 3.3 million were available for grant under this plan.

During the year ended December 31, 2017, the Company awarded 364,675 stock options, 91,098 restricted stock awards, 47,285 performance share awards and 13,399 restricted stock units with an aggregate grant-date fair value of approximately $26.8 million to be expensed over the requisite service period for each award.

Stock-based compensation expense, which is included in selling and administrative expenses in the Consolidated Statement of Earnings, for the years ended December 31 follows:

(in millions)	2017	2016	2015
Stock option awards	$7.7	$6.1	$5.1
Restricted stock awards	6.0	4.5	5.9
Performance share awards	5.6	4.7	6.3
Restricted stock units	1.4	1.2	1.1
Total stock-based compensation expense	$20.7	$16.5	$18.4

The Company recognized an income tax benefit of $12.5 million related to total stock-based compensation expense for the year ended December 31, 2017.

Stock Option Awards

Options issued under the Program generally vest on a straight-line basis over a three year period on the anniversary date of the grant. All options have a maximum term life of 10 years. Shares issued to cover options under the Program may be issued from shares held in treasury, from new issuances of shares or a combination of the two. Unrecognized compensation cost related to stock options of $5.1 million as of December 31, 2017, is to be recognized over a weighted-average period of 1.87 years.

The Company utilizes the Black‑Scholes-Merton (“BSM”) option pricing model to determine the fair value of its stock option awards. The BSM relies on certain assumptions to estimate an option’s fair value. The weighted average assumptions used in the determination of fair value for stock option awards for the years ended December 31 follows:

(in millions, except per share amounts)	2017	2016	2015
Expected dividend yield	1.3%	1.4%	1.1%
Expected life (in years)	5.58	5.61	5.71
Expected volatility	25.6%	27.5%	27.3%
Risk-free interest rate	1.9%	1.4%	1.4%
Weighted-average grant date fair value (per share)	$24.57	$19.30	$21.19
Fair value of options granted	$8.8	$7.2	$6.7
Intrinsic value of options exercised	$8.5	$56.4	$42.7
Fair value of options vested	$5.4	$4.7	$4.6

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

A summary of stock options outstanding and activity during the year ended December 31, 2017, follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2016	1,263,665	$70.95
Options granted	364,675	107.63
Options exercised	(165,959)	56.61
Options forfeited / expired	(31,069)	92.49
Outstanding as of December 31, 2017	1,431,312	81.49	6.8	$46.2
Vested and exercisable as of December 31, 2017	732,408	66.24	5.2	$34.7

Restricted Stock Awards

Restricted stock awarded under the Program is generally released to the recipient after a period of approximately three years. Unrecognized compensation cost related to restricted stock awards of $9.0 million as of December 31, 2017, is to be recognized over a weighted-average period of 2.1 years. The fair value of shares vested during the year ended December 31, 2017, was $11.4 million.

Information related to restricted stock awards during the years ended December 31 follows:

(in millions, except per share amounts)	2017	2016	2015
Weighted-average grant date fair value (per share)	$106.78	$84.73	$90.54

A summary of restricted stock awards outstanding and activity during the year ended December 31, 2017, follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2016	225,265	$82.59
Shares granted	91,098	106.78
Shares vested	(105,282)	77.41
Shares forfeited	(2,760)	94.21
Outstanding as of December 31, 2017	208,321	95.63

Performance Share Awards

Performance shares vest based on the employee rendering three years of service to the Company and the attainment of a market condition over the performance period, which is based on the Company’s relative total shareholder return versus the S&P Midcap 400 Index® over a pre-determined time period as determined by the Compensation Committee of the Board of Directors. Unrecognized compensation cost related to performance share awards of $6.7 million as of December 31, 2017, is to be recognized over a weighted-average period of 1.66 years. The fair value of shares vested during the year ended December 31, 2017, was $11.6 million.

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

The Company utilizes the Monte-Carlo simulation approach based on a three year measurement period to determine the fair value of performance shares. Such approach entails the use of assumptions regarding the future performance of the Company’s stock and those of the S&P Midcap 400 Index®. Those assumptions include expected volatility, risk‑free interest rates, correlation coefficients and dividend reinvestment. Dividends accrue on the performance shares during the performance period and are to be paid in cash based upon the number of awards ultimately earned.

Information related to performance shares during the years ended December 31 follows:

(in millions, except per share amounts)	2017	2016	2015
Weighted-average grant date fair value (per share)	$141.83	$119.08	$112.39

A summary of performance shares outstanding and activity during the year ended December 31, 2017, follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2016	219,559
Units granted	47,285	$141.83
Units converted (withheld)	(8,786)	112.39
Units vested and issued	(86,619)	95.72
Units vested and deferred	(17,413)	95.72
Units forfeited	(2,760)	126.66
Outstanding as of December 31, 2017	151,266	123.99

Restricted Stock Units

Restricted stock units are awarded to eligible directors and fully vested and are expensed upon grant date. The restricted stock units are paid in shares of Company common stock after the director ceases to serve as a member of the Board, or if earlier, upon a change in control of the Company. The Company granted 13,399, 14,359 and 12,157 units in 2017, 2016 and 2015, respectively. Units had a weighted-average grant date fair value per share of $107.87, $83.31 and $90.54 in 2017, 2016 and 2015, respectively. Restricted stock units fair value is based on the closing market price of the stock on the respective dates of the grants.

Deferred Compensation - Equity

Certain employees are eligible to participate in the Company’s Non-qualified Deferred Compensation Plan (the “Deferred Compensation Plan”). Participants may elect to defer all or part of their restricted and performance shares. Participants have elected to defer 280,982 and 294,574 shares of Company common stock as of December 31, 2017 and 2016, respectively. Company stock held for future issuance of vested awards is classified as deferred compensation equity in the Consolidated Balance Sheets and is recorded at grant date fair value. Such deferred shares are included in basic earnings per share.

Note 6—Income Taxes

U.S. Tax Reform

On December 22, 2017, the U.S. enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act included significant changes to existing tax law including, among other things, a reduction to the U.S. federal corporate income tax rate from 35% to 21% and a one-time tax on deferred foreign income ("Transition Tax").

The changes included in the Tax Act are broad and complex. As such, on December 22, 2017, the Securities and Exchange Commission (“SEC”) issued SAB 118. SAB 118 expresses views of the SEC regarding ASC Topic 740, Income Taxes in the reporting period that includes the enactment date of the Tax Act. The SEC staff issuing SAB 118 recognized that a registrant’s review of certain income tax effects of the Tax Act may be incomplete at the time financial statements are issued for the reporting period that includes the enactment date, including interim periods therein. If a company does not have the necessary information available, prepared or analyzed for certain income tax effects of the Tax Act, SAB 118 allows a company to report provisional numbers and adjust those amounts during the measurement period not to extend beyond one year. The Company has recorded provisional amounts for all known and estimable impacts of the Tax Act that are effective for the year ended December 31, 2017. Future adjustments to the provisional numbers will be recorded as discrete adjustments to income tax provision in the period in which those adjustments become estimable and/or are finalized.

For the year ended December 31, 2017, the estimated impact of the Tax Act resulted in a provisional tax benefit of $57.7 million. This benefit is comprised of a charge of $32.5 million related to the Transition Tax and a benefit of $90.2 million from the rate reduction impacting the valuation of the Company’s U.S. deferred tax balances.

The Company continues to review the anticipated impacts of the global intangible low taxed income (“GILTI”) and base erosion anti-abuse tax (“BEAT”) on the Company, which are not effective until calendar year 2018 and are not expected to impact 2017 balances. Within the calculation of the Company’s tax balances, the Company has used assumptions and estimates that may change as a result of future guidance, interpretation and rule-making from various regulatory bodies.

Income Tax Disclosures

A summary of pre‑tax income from U.S. and non-U.S. operations for the years ended December 31 follows:

(in millions)	2017	2016	2015
Continuing operations:
U.S. domestic	$395.2	$319.0	$393.8
Foreign	73.0	91.5	74.1
Total pre-tax income from continuing operations	468.2	410.5	467.9
Discontinued operations:
U.S. domestic	0.3	(1.1)	0.1
Foreign	—	—	—
Total pre-tax income (loss) from discontinued operations	0.3	(1.1)	0.1
Total pre-tax income	$468.5	$409.4	$468.0

The provision for income taxes from continuing operations for the years ended December 31 follows:

(in millions)	2017	2016	2015
Current expense:
Federal and State	$133.0	$155.5	$140.1
Foreign	28.4	29.2	24.0
Total current expense	161.4	184.7	164.1
Deferred expense (benefit):
Federal and State	(64.7)	(15.5)	(12.7)
Foreign	6.2	(9.5)	(3.1)
Total deferred expense (benefit)	(58.5)	(25.0)	(15.8)
Total tax expense	$102.9	$159.7	$148.3

A reconciliation of the tax provision from continuing operations computed at the U.S. federal statutory rate to the actual tax provision for the years ended December 31 follows:

(in millions)	2017	2016	2015
Taxes at the 35% U.S. statutory rate	$163.9	$143.7	$163.8
State and local taxes, net of federal income tax benefit	10.8	8.6	1.9
Benefit of foreign earnings taxed at lower rates	(6.7)	(8.1)	(7.9)
Benefit for domestic manufacturing deduction	(10.4)	(12.6)	(11.5)
Tax credits	(2.3)	(10.7)	—
Tax impact of impairment of goodwill	—	41.2	—
Impact of U.S. tax reform	(57.7)	—	—
Change in investment assertion on foreign earnings	5.1	—	—
Other, net	0.2	(2.4)	2.0
Tax expense	$102.9	$159.7	$148.3
Effective income tax rate on continuing operations	22.0%	38.9%	31.7%

Cash payments for income taxes, net of refunds, were $142.8 million, $192.3 million and $123.0 million, in 2017, 2016 and 2015, respectively.

The components of deferred tax assets (liabilities) as of December 31 follows:

(in millions)	2017	2016
Deferred revenue	$20.1	$26.9
Warranty reserves	4.7	7.1
Inventory reserves	8.7	12.1
Allowance for doubtful accounts	3.7	4.5
Employee benefits	31.3	45.2
Foreign loss carryforwards	3.8	2.9
Federal tax credit carryovers	3.1	6.6
Deferred state tax attributes	13.6	14.6
Other, net	2.4	7.0
Gross deferred assets	91.4	126.9
Valuation allowances	(4.3)	(1.3)
Deferred tax assets after valuation allowances	$87.1	$125.6

Undistributed foreign earnings	(7.9)	(1.7)
Depreciation	(42.7)	(42.4)
Amortization	(47.3)	(60.7)
Acquired identifiable intangibles	(188.3)	(134.7)
Gross deferred liabilities	(286.2)	(239.5)
Net deferred tax liabilities	$(199.1)	$(113.9)

As of December 31, 2017, the Company had no deferred tax assets related to net operating loss (“NOL”) carryforwards for U.S. federal tax purposes but had a deferred tax asset for state NOL carryforwards and credits of approximately $9.5 million (expiring 2018 through 2037) and deferred tax assets related to NOL carryforwards in foreign jurisdictions of approximately $3.8 million (expiring 2022 through 2026). The Company believes that it is likely that certain of the state attributes will expire unused and therefore has established a valuation allowance of approximately $1.2 million against the deferred tax assets associated with these attributes. The Company believes that substantially all of the foreign NOLs will be utilized before expiration and therefore has not established a valuation allowance against the deferred tax assets associated with these NOL carryforwards. As of December 31, 2017, the Company has $3.1 million of federal passive foreign tax credit carryover (expiring in 2023). The Company believes that it is unlikely that passive foreign source income will be generated to utilize the passive foreign tax credit before expiration and therefore has established a full valuation allowance.

Deferred tax assets and liabilities are classified as long-term. Foreign deferred tax assets and (liabilities) are grouped separately from U.S. domestic assets and liabilities and are analyzed on a jurisdictional basis.

Deferred tax assets (liabilities) included in the Consolidated Balance Sheet as of December 31 follows:

(in millions)	2017	2016
Other long-term assets	$1.4	$1.1
Other long-term liabilities	(200.5)	(115.0)
Net deferred tax liabilities	$(199.1)	$(113.9)

The Company is not required to provide income taxes on the excess of the amount of the financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. The Company’s excess of financial reporting over the tax basis of investments in foreign subsidiaries is approximately equal to the cumulative unremitted earnings and cumulative translation adjustments of its foreign subsidiaries. The Company reconsiders this assertion quarterly. The Company’s cumulative unremitted earnings and cumulative translation adjustments at December 31, 2017, were approximately $608.0 million.

The Company previously intended to permanently reinvest substantially all of the earnings of its foreign subsidiaries. The Transition Tax resulted in elimination of the taxable basis differences in our foreign subsidiaries related to foreign earnings for US tax purposes. However, basis differences still may remain at the local country level. The Company has determined that an amount approximately equal to foreign cash balances will no longer be permanently reinvested for local country purposes, which results in an accrual of $7.9 million related to withholding taxes.

Unrecognized tax benefits reflect the difference between the tax benefits of positions taken or expected to be taken on income tax returns and the tax benefits that meet the criteria for current recognition in the financial statements. The Company periodically assesses its unrecognized tax benefits.

A summary of the movement in gross unrecognized tax benefits (before estimated interest and penalties) for the years ended December 31 follows:

(in millions)	2017	2016	2015
Balance as of January 1	$24.6	$27.7	$23.8
Additions based on tax positions related to current year	3.0	0.6	0.9
Additions related to acquisition positions	15.8	—	3.0
Adjustments for tax positions of prior years	1.5	—	1.3
Reductions due to statute of limitations	(3.3)	(2.1)	(1.2)
Reductions due to settlements	(1.7)	(1.4)	—
Adjustments due to foreign exchange rates	0.7	(0.2)	(0.1)
Balance as of December 31	$40.6	$24.6	$27.7

If the unrecognized tax benefits as of December 31, 2017, were to be recognized, approximately $44.3 million would impact the Company’s effective tax rate. The amount impacting the Company’s effective rate is calculated by adding accrued interest and penalties to the gross unrecognized tax benefit and subtracting the tax benefit associated with state taxes and interest.

The Company classifies and reports interest and penalties associated with unrecognized tax benefits as a component of the income tax provision on the Consolidated Statements of Earnings and as a long‑term liability on the Consolidated Balance Sheets. The total amount of such interest and penalties accrued, but excluded from the table above, at the years ending 2017, 2016 and 2015 were $6.5 million, $4.7 million and $4.9 million, respectively.

The Company is subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. During the year the Company is working with the IRS to complete its compliance assurance process for the 2016 tax year. The Company is also currently working with the IRS to complete its compliance assurance audit for the 2017 tax year and expects conclusion of the process within the next twelve months.

Generally, state income tax returns are subject to examination for a period of three to five years after filing. Substantially all material state tax matters have been concluded for tax years through 2012. Various state income tax returns for subsequent years are in the process of examination. At this stage the outcome is uncertain; however, the Company believes that contingencies have been adequately provided for. Statutes of limitation vary among the foreign jurisdictions in which the Company operates. Substantially all foreign tax matters have been concluded for tax years through 2008. The Company believes that foreign tax contingencies associated with income tax examinations underway or open tax years have been provided for adequately.

Based on the outcome of certain examinations or as a result of the expiration of statutes of limitations for certain jurisdictions, the Company believes that within the next 12 months it is reasonably possible that previously unrecognized tax benefits could decrease by approximately $6 million to $7 million. These previously unrecognized tax benefits relate to a variety of tax issues including tax matters relating to prior acquisitions and various state matters.

Note 7—Earnings Per Share

The Company’s restricted shares and restricted stock units contain non-forfeitable rights to dividends and are considered participating securities for purposes of computing earnings per share pursuant to the two-class method. The computation below of earnings per share excludes the income attributable to the unvested restricted shares and restricted stock units from the numerator and excludes the dilutive impact of those underlying shares from the denominator. Stock options are included in the calculation of diluted earnings per share utilizing the treasury stock method and performance share awards are included in the calculation of diluted earnings per share considering those are contingently issuable. Neither is considered to be a participating security as they do not contain non‑forfeitable dividend rights.

The following reflects income from continuing operations and share data used in the basic and diluted earnings per share computations using the two‑class method for the years ended December 31:

(in millions except share and per share amounts)	2017	2016	2015
Income from continuing operations	$365.3	$250.8	$319.6
Less: dividends declared - common stock outstanding, restricted shares and restricted share units	(92.1)	(84.5)	(72.3)
Undistributed earnings	273.2	166.3	247.3
Percent allocated to common shareholders (1)	99.3%	99.3%	99.3%
	271.3	165.0	245.6
Add: dividends declared - common stock	90.9	83.6	71.4
Income from continuing operations attributable to common shares	$362.2	$248.6	$317.0

Shares (in thousands):
Weighted-average common shares outstanding	63,073	64,226	64,844
Effect of dilutive securities:
Performance awards	137	257	253
Stock options	341	400	707
Adjusted weighted-average common shares outstanding and assumed conversion	63,551	64,883	65,804

Per share income from continuing operations:
Basic	$5.75	$3.87	$4.89
Diluted	$5.71	$3.83	$4.82

(1) Basic weighted-average common shares outstanding	63,073	64,226	64,844
Basic weighted-average common shares outstanding, unvested restricted shares expected to vest and restricted share units	63,513	64,682	65,304
Percent allocated to common shareholders	99.3%	99.3%	99.3%

The denominator for both basic and diluted earnings per share is the same as used in the above table to calculate per share amounts for the income from discontinued operations and net income. The income from discontinued operations and net income for the years ended December 31 follows:

(in millions except share amounts presented in thousands)	2017	2016	2015
Income (loss) from discontinued operations	$0.2	$(0.7)	$0.1
Net income attributable to common shareholders for basic and diluted earnings per share	$362.4	$248.0	$317.1
Anti-dilutive stock options excluded from EPS calculation (1)	320.6	23.1	257.5

(1)
Represents stock options excluded from the calculation of diluted earnings per share as such options’ assumed proceeds upon exercise would result in the repurchase of more shares than the underlying award.

Note 8—Inventories

The components of inventories as of December 31 follows:

(in millions)	2017	2016
Finished goods	$291.9	$218.6
Work-in-process	64.0	51.3
Raw materials	185.5	143.4
Reserves	(33.5)	(36.3)
Inventories	$507.9	$377.0

Note 9—Property, Plant and Equipment, net

The components of property, plant and equipment, net of accumulated depreciation as of December 31 follows:

(in millions)	2017	2016
Land	$74.5	$60.2
Buildings and leasehold improvements	389.1	342.5
Machinery and equipment	896.9	784.7
Projects in progress	127.2	57.5
Property, plant and equipment, gross	1,487.7	1,244.9
Accumulated depreciation	(706.8)	(612.7)
Property, plant and equipment, net	$780.9	$632.2

Capitalized interest totaled $2.4 million, $0.9 million and $1.0 million for 2017, 2016 and 2015, respectively.

Note 10—Goodwill and Other Intangible Assets, net

The changes in the carrying amount of goodwill, net for the years ended December 31 follows:

(in millions)	CCM	CIT	CFT		CBF	CFS	Total
Net balance as of December 31, 2015	$118.7	$555.4	$173.4		$226.6	$60.3	$1,134.4
Goodwill acquired during year (1)	—	83.7	2.9		—	—	86.6
Impairment charges	—	—	—		(130.0)	—	(130.0)
Measurement period adjustments	—	—	(0.3)		—	—	(0.3)
Currency translation and other	(1.2)	—	(8.1)	(2)	(0.2)	—	(9.5)
Net balance as of December 31, 2016	$117.5	$639.1	$167.9		$96.4	$60.3	$1,081.2
Goodwill acquired during year (1)	420.2	—	—		—	86.9	507.1
Impairment charges	—	—	—		—	—	—
Measurement period adjustments	—	0.3	—		—	2.5	2.8
Currency translation and other	6.6	0.9	3.1		0.1	—	10.7
Net balance as of December 31, 2017	$544.3	$640.3	$171.0		$96.5	$149.7	$1,601.8

(1)	See Note 3 for further information on goodwill resulting from recent acquisitions.

(2)	Includes a $4.9 million correction of certain deferred tax liabilities acquired in the Finishing Brands acquisition.

The Company’s other intangible assets, net as of December 31, 2017, follows:

(in millions)	Acquired Cost	Accumulated Amortization	Net Book Value
Assets subject to amortization:
Technology and intellectual property	$309.4	$(100.7)	$208.7
Customer relationships	979.6	(260.6)	719.0
Trade names and other	44.6	(13.7)	30.9
Assets not subject to amortization:
Trade names	275.8	—	275.8
Other intangible assets, net	$1,609.4	$(375.0)	$1,234.4

The Company’s other intangible assets, net as of December 31, 2016, follows:

(in millions)	Acquired Cost	Accumulated Amortization	Net Book Value
Assets subject to amortization:
Intellectual property	$200.7	$(72.4)	$128.3
Customer relationships	704.3	(201.6)	502.7
Other	15.4	(11.7)	3.7
Assets not subject to amortization:
Trade names	237.5	—	237.5
Other intangible assets, net	$1,157.9	$(285.7)	$872.2

The remaining weighted-average amortization period of intangible assets subject to amortization as of December 31, 2017, follows (in years):

Intellectual property	7.3
Customer relationships	10.8
Trade names and other	9.1
Total assets subject to amortization	10.0

Intangible assets subject to amortization as of December 31, 2017, will be amortized as follows:

(in millions)	2018	2019	2020	2021	2022	Thereafter
Estimated future amortization expense	$112.2	$111.6	$108.6	$103.4	$94.5	$428.3

The net carrying values of the Company’s other intangible assets, net by reportable segment as of December 31 follows:

(in millions)	2017	2016
Carlisle Construction Materials	$325.1	$55.2
Carlisle Interconnect Technologies	344.5	379.1
Carlisle Fluid Technologies	302.5	313.7
Carlisle Brake & Friction	92.9	99.3
Carlisle FoodService Products	169.4	24.9
Total	$1,234.4	$872.2

2016 Impairment

In the third quarter of 2016, the Company concluded that its expectations of recovery in the near term in CBF’s related end markets had declined to the extent that it was more likely than not that the fair value of the Wellman®  trade name and CBF reporting unit were below their carrying values. As a result, in the third quarter of 2016 the Company recognized impairment charges within its CBF segment of $11.5 million related to the Wellman® trade name and $130.0 million of goodwill, resulting in a carrying value of $35.4 million and $96.5 million, respectively. Consistent with its accounting policies effective at the date of impairment, the Company performed the impairment tests for these assets through a one-step process for the Wellman® trade name and a two-step process for goodwill.

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

CBF Goodwill Impairment

Similarly, for Step 1 of the two-step goodwill impairment test, the Company estimated the fair value of the CBF reporting unit based on the income approach utilizing the discounted cash flow method. Estimated industry weighted average cost of capital, revenue growth rates and operating margins for the CBF reporting unit represent the most significant assumptions used in the Company’s evaluation of fair value (i.e., Level 3 measurements). As a result, the Company determined that the fair value of the CBF reporting unit was below its carrying value by approximately 25% and therefore Step 2 of the goodwill impairment test was required to measure the amount of the Goodwill impairment. In performing the Step 2 analysis, the Company was required to allocate the reporting units’ fair value to the estimated fair values of the CBF reporting unit’s underlying asset and liabilities, both those recognized and unrecognized, with the residual amount reflecting the implied value of goodwill at September 30, 2016.

See Note 1 for further information regarding the valuation of goodwill and indefinite‑lived intangible assets.

Note 11—Commitments and Contingencies

Leases

The Company currently leases a portion of its manufacturing facilities, distribution centers and equipment. Some of the leases include scheduled rent increases stated in the lease agreement, generally expressed as a stated percentage increase of the minimum lease payment over the lease term. The Company currently has no leases that require rent to be paid based on contingent events. Rent expense was $30.2 million, $27.4 million and $25.9 million in 2017, 2016 and 2015, respectively, inclusive of rent based on scheduled rent increases and rent holidays recognized on a straight‑line basis.

Future minimum payments under its various non‑cancelable operating leases in future years follows:

(in millions)	2018	2019	2020	2021	2022	Thereafter
Future minimum payments	$22.6	$18.2	$12.1	$8.9	$6.9	$16.2

Workers’ Compensation Claims and Related Losses

The Company has accrued approximately $14.9 million and $18.1 million related to workers’ compensation claims as of December 31, 2017 and 2016, respectively. As of December 31, 2017, $4.6 million and $10.3 million were included in accrued expenses and other long‑term liabilities, respectively. As of December 31, 2016, $5.8 million and $12.3 million were included in accrued expenses and other long‑term liabilities, respectively. The liability related to workers’ compensation claims, both those reported to the Company and those incurred but not yet reported, is estimated based on actuarial estimates, loss development factors and the Company’s historical loss experience.

The Company maintains occurrence‑based insurance coverage with certain insurance carriers in accordance with its risk management practices that provides for reimbursement of workers’ compensation claims in excess of $0.5 million. The Company records a recovery receivable from the insurance carriers when such recovery is deemed probable based on the nature of the claim and history of recoveries. As of December 31, 2017 and 2016, the Company did not have any significant recovery receivables recorded for workers’ compensation claims.

Letters of Credit and Guarantees

During the normal course of business, the Company enters into commitments in the form of letters of credit and bank guarantees to provide financial and performance assurance to third parties. As of December 31, 2017 and 2016, the Company had $26.3 million and $28.7 million letters of credit and bank guarantees outstanding, respectively. The Company has multiple arrangements to obtain letters of credit, which include an agreement with an unspecified availability and separate agreements for up to $80.0 million in letters of credit, of which $55.9 million was available as of December 31, 2017.

Litigation

Over the years, the Company has been named as a defendant, along with numerous other defendants, in lawsuits in various state courts in which plaintiffs have alleged injury due to exposure to asbestos‑containing brakes, which Carlisle manufactured in limited amounts between the late‑1940’s and the mid‑1980’s. In addition to compensatory awards, these lawsuits may also seek punitive damages. Generally, the Company has obtained dismissals or settlements of its asbestos‑related lawsuits with no material effect on its financial condition, results of operations or cash flows. The Company maintains insurance coverage that applies to the Company’s defense costs and payments of settlements or judgments in connection with asbestos‑related lawsuits. At this time, the amount of reasonably possible additional asbestos claims, if any, is not material to the Company’s financial position, results of operations or operating cash flows although these matters could result in the Company being subject to monetary damages, costs or expenses and charges against earnings in particular periods.

The Company may occasionally be involved in various other legal actions arising in the normal course of business. In the opinion of management, the ultimate outcome of such actions, either individually or in the aggregate, will not have a material adverse effect on the consolidated financial position, results of operations for a particular period or annual operating cash flows of the Company.

Environmental Matters

The Company is subject to increasingly stringent environmental laws and regulations, including those relating to air emissions, wastewater discharges and chemical and hazardous waste management and disposal. Some of these environmental laws hold owners or operators of land or businesses liable for their own and for previous owners' or operators' releases of hazardous or toxic substances or wastes. Other environmental laws and regulations require the obtainment of and compliance with environmental permits. To date, costs of complying with environmental, health and safety requirements have not been material and the Company does not currently have any significant accruals related to potential future costs of environmental remediation as of December 31, 2017 and 2016, nor does the Company have any asset retirement obligations recorded at those dates. However, the nature of the Company’s operations and its long history of industrial activities at certain of its current or former facilities, as well as those acquired, could potentially result in material environmental liabilities or asset retirement obligations.

While the Company must comply with existing and pending climate change legislation, regulation, international treaties or accords, current laws and regulations do not have a material impact on its business, capital expenditures or financial position. Future events, including those relating to climate change or greenhouse gas regulation, could require the Company to incur expenses related to the modification or curtailment of operations, installation of pollution control equipment or investigation and cleanup of contaminated sites.

Note 12—Long-term Debt

The Company's borrowings as of December 31 follows:

	2017	2016	Fair Value (1)
(in millions)			2017	2016
3.75% Notes due 2027	$600.0	$—	$607.1	$—
3.5% Notes due 2024	400.0	—	403.7	—
3.75% Notes due 2022	350.0	350.0	358.9	347.2
5.125% Notes due 2020	250.0	250.0	264.8	263.1
Unamortized discount, debt issuance costs and other	(13.8)	(3.6)
Total long term-debt	1,586.2	596.4
Less current portion of long-term debt	—	—
Total long term-debt, net of current portion	$1,586.2	$596.4

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

3.75% Notes Due 2027

On November 16, 2017, the Company completed a public offering of $600.0 million of notes with a stated interest rate of 3.75% due December 1, 2027 (the “2027 Notes”). The 2027 Notes were issued at a discount of $2.4 million, resulting in proceeds to the Company of $597.6 million. The Company incurred costs to issue the 2027 Notes of approximately $7.7 million, inclusive of underwriters’, credit rating agencies’ and attorneys’ fees and other costs. The discount and issuance costs are amortized to interest expense over the life of the 2027 Notes. Interest is paid each June 1 and December 1, commencing on June 1, 2018.

3.5% Notes Due 2024

On November 16, 2017, the Company completed a public offering of $400.0 million of notes with a stated interest rate of 3.5% due December 1, 2024 (the “2024 Notes”). The 2024 Notes were issued at a discount of $0.4 million, resulting in proceeds to the Company of $399.6 million. The Company incurred costs to issue the 2024 Notes of approximately $4.5 million, inclusive of underwriters’, credit rating agencies’ and attorneys’ fees and other costs. The discount and issuance costs are amortized to interest expense over the life of the 2024 Notes. Interest is paid each June 1 and December 1, commencing on June 1, 2018.

3.75% Notes Due 2022

On November 20, 2012, the Company completed a public offering of $350.0 million of notes with a stated interest rate of 3.75% due November 15, 2022 (the “2022 Notes”). The 2022 Notes were issued at a discount of $1.1 million, resulting in proceeds to the Company of $348.9 million. The Company incurred costs to issue the 2022 Notes of approximately $2.9 million, inclusive of underwriters’, credit rating agencies’ and attorneys’ fees and other costs. Both the discount and issuance costs are being amortized to interest expense over the life of the 2022 Notes. Interest is paid each May 15 and November 15.

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

Notes Terms and Redemption Features

The 2027, 2024, 2022 and 2020 Notes (jointly the “Notes”) are presented net of the related discount and debt issuance costs in long‑term debt. The Notes may be redeemed at the Company's option, in whole or in part, plus accrued and unpaid interest, at any time prior to the dates stated below, at a price equal to the greater of (i) 100% of the principal amounts; or (ii) the sum of the present values of the remaining scheduled payments of principal and interest discounted to the redemption date on a semi-annual basis at the Treasury Rate plus a spread (noted below). The Notes may also be redeemed at any time after the dates noted below, in whole or in part, at the Company's option at 100% of the principal amount, plus accrued and unpaid interest.

Debt Instrument	Date	Spread
3.75% Notes due 2027	September 1, 2027	25 basis points
3.5% Notes due 2024	October 1, 2024	20 basis points
3.75% Notes due 2022	August 15, 2022	35 basis points
5.125% Notes due 2020	September 15, 2020	35 basis points

Upon a change-in-control triggering event, the Company will be required to offer to repurchase the Notes at 101% of the principal amount, plus accrued and unpaid interest.

The Notes are subject to the Company's existing indenture dated January 15, 1997, and accordingly, are subject to the same restrictive covenants and limitations as the Company's existing indebtedness. The Notes are general unsecured obligations of the Company and rank equally with the Company's existing and future unsecured and unsubordinated indebtedness. The Notes are subordinate to any existing or future debt or other liabilities of the Company's subsidiaries.

Revolving Credit Facility (the “Facility”)

On October 20, 2011, the Company entered into a Third Amended and Restated Credit Agreement (“the Credit Agreement”) administered by J.P. Morgan Chase Bank, N.A. (“JPMorgan Chase”). On December 12, 2013, the Company executed an amendment to the facility to amend certain terms and extend the term of the facility to December 12, 2018.

On February 21, 2017, the Company entered into a second amendment (the "Amendment") to the Company's Third Amended and Restated Credit Agreement (the “Credit Agreement”) administered by JPMorgan Chase Bank, N.A. Among other things, the Amendment increased the lenders' aggregate revolving commitment from $600.0 million to $1.0 billion and extended the maturity date of the Facility from December 12, 2018 to February 21, 2022. During the first quarter of 2017, the Company incurred $1.4 million of debt issuance costs to finalize the amendment, which will be recognized ratably over the extended maturity date of the Facility. The Facility has a feature that allows the Company to increase availability, at the Company's option, by an aggregate amount of up to $500.0 million through increased commitments from existing lenders or the addition of new lenders. Under the Facility, the Company may also enter into commitments in the form of standby, commercial, or direct pay letters of credit for an amount not to exceed $50.0 million.

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

As of December 31, 2017, the Company had $1.0 billion available under its Amended Credit Agreement. During 2017 the Company borrowed and repaid $1.2 billion under the Facility. There were no borrowings under the Facility in 2016.

Covenants and Limitations

Under the Company’s debt and credit facilities, the Company is required to meet various restrictive covenants and limitations, including limitations on certain leverage ratios, interest coverage and limits on outstanding debt balances held by certain subsidiaries. The Company was in compliance with all covenants and limitations in 2017 and 2016.

Interest Payments

Cash payments for interest were $29.6 million, $35.9 million and $35.1 million in 2017, 2016 and 2015, respectively.

Note 13—Retirement Plans

Defined Benefit Plans

The Company maintains defined benefit retirement plans, primarily for certain domestic employees, as presented below. All plans are frozen to new entrants, with the exception of the executive supplemental and director defined benefit pension plans. Benefits are based primarily on years of service and earnings of the employee.

The significant assumptions used in the measurement of the projected benefit obligation and net periodic benefit cost primarily include the discount rate, rate of compensation increase and expected long-term return on plan assets. Weighted‑average assumptions for the projected benefit obligation for the years ended December 31 follows:

	2017	2016
Discount rate	3.49%	3.86%
Rate of compensation increase	3.81%	3.82%

Weighted‑average assumptions for net periodic benefit cost for the years ended December 31 follows:

	2017	2016	2015
Discount rate	3.91%	4.35%	3.87%
Rate of compensation increase	3.82%	4.29%	4.29%
Expected long-term return on plan assets	6.30%	6.20%	6.30%

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

The following table reconciles the change in the projected benefit obligation, the change in plan assets and the funded status for the years ended December 31 follows:

(in millions)	2017	2016
Funded status
Projected benefit obligation
Beginning of year	$172.5	$174.3
Change in benefit obligation:
Service cost	2.6	3.4
Interest cost	5.3	5.4
Plan amendments	0.7	(0.1)
Actuarial (gain)/loss	15.5	1.2
Benefits paid	(13.8)	(11.7)
End of year	$182.8	$172.5
Fair value of plan assets
Beginning of year	$163.2	$162.7
Change in plan assets:
Actual return on plan assets	14.9	11.2
Company contributions	1.4	1.0
Benefits paid	(13.8)	(11.7)
End of year	$165.7	$163.2

(Unfunded) status end of year	$(17.1)	$(9.3)

Accumulated benefit obligation at end of year	$181.1	$171.5

The Company’s projected benefit obligation includes approximately $22.3 million and $21.7 million related to the Company’s executive supplemental and director defined benefit pension plans as of December 31, 2017 and 2016, respectively. The Company’s accumulated benefit obligation includes approximately $20.7 million and $20.6 million related to the Company’s executive supplemental and director defined benefit pension plans as of December 31, 2017 and 2016, respectively. The executive supplemental and director defined benefit plans have no plan assets and the Company is not required to fund the obligations. The U.S. plans required to be funded by the Company were fully funded as of December 31, 2017 and 2016.

The net pension assets (liabilities) included in the Consolidated Balance Sheets as of December 31 follows:

(in millions)	2017	2016
Long-term assets	$5.2	$12.4
Current liabilities	(1.4)	(1.4)
Long-term liabilities	(20.9)	(20.3)
Net pension asset (liability)	$(17.1)	$(9.3)

The amounts included in accumulated other comprehensive as of December 31 follows:

(in millions)	2017	2016
Unrecognized actuarial losses (gross)	$48.8	$40.2
Unrecognized actuarial losses (net of tax)	38.0	25.3
Unrecognized prior service costs (gross)	1.3	0.9
Unrecognized prior service costs (net of tax)	1.1	0.5

The Company estimates that $0.3 million ($0.2 million net of tax) of prior service cost and $4.3 million ($3.4 million net of tax) of actuarial losses will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2018.

The components of net periodic benefit cost for the years ended December 31 follows:

(in millions)	2017	2016	2015
Service cost	$2.6	$3.4	$3.7
Interest cost	5.3	5.4	7.1
Expected return on plan assets	(10.2)	(10.1)	(10.2)
Amortization of unrecognized net loss	2.3	2.1	4.1
Amortization of unrecognized prior service credit	0.2	0.2	0.2
Net periodic benefit cost	$0.2	$1.0	$4.9

Disclosures on investment policies and strategies, categories of plan assets and the fair value measurements of plan assets are included below.

The Company employs a liability driven investment approach whereby plan assets are invested primarily in fixed income investments to match the changes in the projected benefit obligation of funded plans related to changes in interest rates. Risk tolerance is established through careful consideration of projected benefit obligations, plan funded status and the Company’s other obligations and strategic investments.

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

The fair value measurement of the plans’ assets by asset category as of December 31 follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)
(in millions)	2017	2016
Cash	$0.6	$0.6
Mutual funds:
Equity mutual funds (1)	$19.4	$20.6
Fixed income mutual funds (2)	145.6	142.0
Total	$165.6	$163.2

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

The Company made contributions of $1.4 million and $1.0 million during 2017 and 2016, respectively, which pertain to the Company’s executive supplemental and director defined benefit pension plans. This contribution covers current participant benefits as these plans have no plan assets. No minimum contributions to the pension plans were required in 2017 and 2016. During 2018, the Company expects to pay approximately $1.4 million in participant benefits under the executive supplemental and director plans. In light of the plans’ funded status, the Company does not expect to make discretionary contributions to its pension plans in 2018.

A summary of estimated future benefits to be paid for the Company’s defined benefit pension plans as of December 31, 2017, follows:

(in millions)	Estimated Benefit Payments
2018	$13.7
2019	14.2
2020	14.4
2021	14.1
2022	14.2
2023-2027	69.2

Defined Contribution Plan

The Company maintains defined contribution savings plans covering a significant portion of its eligible employees. Participant contributions are matched by the Company up to a 4.0% maximum of eligible compensation, subject to compensation and contribution limits as defined by the Internal Revenue Service. Employer contributions for the savings plan were $14.8 million, $13.3 million and $12.2 million in 2017, 2016 and 2015, respectively.

Matching contributions are invested in funds as directed by participants. Eligible participants may also elect to invest up to 50.0% of the Company’s matching contribution in Company common stock. Common shares held by the contribution savings plan as of December 31 follows:

(in millions)	2017	2016	2015
Common shares held	1.1	1.2	1.3

Note 14—Deferred Revenue

Deferred revenue consists primarily of unearned revenue related to separately priced extended warranty contracts on sales of certain products, the most significant being those offered on its installed roofing systems within the CCM segment. Other deferred revenue primarily relates to customer prepayments on sales within the CFT segment.

The amount of deferred revenue recognized related to separately priced extended product warranty contracts for the years ended December 31 follows:

(in millions)	2017	2016	2015
Extended product warranty contracts amortization	$20.4	$19.5	$18.5

The deferred revenue liability as of December 31 is summarized as follows:

(in millions)	2017	2016
Extended product warranty contracts - current	$19.8	$18.8
Customer prepayments - current	8.0	4.4
Extended product warranty contracts - long-term	188.0	172.0
Deferred revenue	$215.8	$195.2

Expected costs of services to be performed under extended product warranty contracts are actuarially determined. Any expected costs in excess of the deferred revenue liability are recognized within accrued expenses.

Note 15—Accrued Expenses

The components of accrued expenses as of December 31 follows:

(in millions)	2017	2016
Compensation and benefits	$104.1	$97.9
Customer incentives	70.7	58.1
Standard product warranties	30.9	29.5
Income and other accrued taxes	19.4	14.2
Other accrued expenses	53.3	47.0
Accrued expenses	$278.4	$246.7

Standard Product Warranties

The Company offers various standard warranty programs on its products, primarily for certain installed roofing systems, high-performance cables and assemblies, fluid technologies, braking products and foodservice equipment. The Company’s liability for such warranty programs is included in accrued expenses. The change in the Company’s standard product warranty liabilities as of December 31 follows:

(in millions)	2017	2016
Balance as of January 1	$29.5	$28.9
Current year provision	16.8	23.7
Acquired warranty obligation	0.1	—
Current year claims	(16.5)	(22.9)
Current year foreign exchange	1.0	(0.2)
Balance as of December 31	$30.9	$29.5

Note 16—Other Long‑Term Liabilities

The components of other long‑term liabilities as of December 31 follows:

(in millions)	2017	2016
Deferred taxes and other tax liabilities	$262.6	$144.1
Pension and other post-retirement obligations	26.6	27.1
Deferred compensation	24.7	21.2
Long-term workers' compensation	10.3	12.3
Other	14.5	12.3
Other long-term liabilities	$338.7	$217.0

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

The Company has established a Rabbi Trust to provide for a degree of financial security to cover these obligations. Contributions to the Rabbi Trust by the Company are made at the discretion of management and generally are made in cash and invested in money-market funds. The Company consolidates the Rabbi Trust and therefore includes the investments in its Consolidated Balance Sheets. As of December 31, 2017 and 2016, the Company had $13.2 million and $11.7 million of cash, respectively and $4.0 million and $2.6 million of short-term investments, respectively. Management has classified these instruments as trading securities and therefore gains and losses are recorded in earnings, with cash flows presented as operating cash flows.

Note 17—Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component, for the years ended December 31 follows:

(in millions)	Accrued post-retirement benefit liability	Foreign currency translation	Other	Total
Balance as of January 1, 2015	$(27.4)	$(60.0)	$0.3	$(87.1)
Other comprehensive (loss) income before reclassifications	(0.6)	(36.7)	0.6	(36.7)
Amounts reclassified from accumulated other comprehensive loss (1)	2.3	—	(0.1)	2.2
Income tax (expense) benefit	(0.7)	—	0.1	(0.6)
Other comprehensive income (loss)	1.0	(36.7)	0.6	(35.1)
Balance as of December 31, 2016	(26.4)	(96.7)	0.9	(122.2)
Other comprehensive (loss) income before reclassifications	(11.2)	46.6	(4.4)	31.0
Amounts reclassified from accumulated other comprehensive loss (1)	2.5	—	(0.5)	2.0
Income tax (expense) benefit	3.5	—	—	3.5
Other comprehensive income (loss)	(5.2)	46.6	(4.9)	36.5
Balance as of December 31, 2017	$(31.6)	$(50.1)	$(4.0)	$(85.7)

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

For instruments that are designated and qualify as a cash flow hedge, the Company had foreign currency forward contracts with maturities less than one year and an aggregate U.S. Dollar equivalent notional value of $22.3 million and $17.6 million as of December 31, 2017 and 2016, respectively. The gross fair value was $(0.2) million and $0.9 million as of December 31, 2017 and 2016, respectively. The changes in the fair value of the contracts are recorded in accumulated other comprehensive income (loss) in the Consolidated Statements of Shareholders’ Equity and recognized in the same Income Statement line item as the impact of the hedged item, revenues or cost of sales, when the underlying forecasted transaction impacts earnings. Gains and losses on the contracts representing hedge components excluded from the assessment of hedge effectiveness are recognized in the same income statement line item as the hedged item, revenues or cost of sales, currently.

For instruments that are not designed as a cash flow hedge, the Company had foreign exchange contracts with maturities less than one year and an aggregate U.S. Dollar equivalent notional value of $38.6 million and $39.3 million as of December 31, 2017 and 2016, respectively. The gross fair value was $0.2 million and $(0.3) million as of December 31, 2017 and 2016, respectively. The unrealized gains and losses resulting from these contracts were immaterial and are recognized in other non-operating income, net and partially offset corresponding foreign exchange gains and losses on these balances.

The fair value of foreign currency forward contracts is included in other current assets. The fair value was estimated using observable market inputs such as forward and spot prices of the underlying exchange rate pair. Based on these inputs, derivative assets and liabilities are classified as Level 2 in the fair value hierarchy.

Note 19—Quarterly Financial Data (Unaudited)

	2017
(in millions except per share data)	First	Second	Third	Fourth	Year
Net sales	$857.3	$1,071.7	$1,089.1	$1,071.8	$4,089.9
Gross margin	247.7	314.0	311.5	274.8	1,148.0
Operating income	96.0	159.0	146.7	104.0	505.7
Income from continuing operations	61.5	102.3	86.4	115.1	365.3
Net income	61.8	102.3	86.3	115.1	365.5
Basic earnings per share from continuing operations (1)	$0.95	$1.59	$1.38	$1.84	$5.75
Diluted earnings per share from continuing operations (1)	$0.94	$1.58	$1.37	$1.82	$5.71

	2016
(in millions except per share data)	First	Second	Third	Fourth	Year
Net sales	$794.0	$996.9	$991.0	$893.5	$3,675.4
Gross margin	245.4	321.2	323.6	267.1	1,157.3
Operating income	110.1	177.6	35.7	114.7	438.1
Income (loss) from continuing operations	68.5	115.3	(9.5)	76.5	250.8
Net income (loss)	68.5	115.2	(9.8)	76.2	250.1
Basic earnings (loss) per share from continuing operations (1)	$1.06	$1.78	$(0.15)	$1.18	$3.87
Diluted earnings (loss) per share from continuing operations (1)	$1.05	$1.75	$(0.15)	$1.17	$3.83

(1)	The sum of quarterly earnings per share amounts may not equal the year due to rounding.

Note 20—Subsequent Events

On February 1, 2018, the Company announced the signing of a definitive agreement to sell its CFS operations to The Jordan Company for $750 million in cash, subject to certain adjustments. The transaction is subject to customary closing conditions, including regulatory clearances, and is expected to close in the first quarter of 2018.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

(a)    Under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a‑15. Based upon that evaluation and as of December 31, 2017, the chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective.

Management has prepared a report on the Company’s internal control over financial reporting in which management has determined that the Company’s controls are effective. A copy of management’s report is set forth below.

(b)    During the fourth quarter of 2017, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer, the Company evaluated the effectiveness of the design and operation of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017.

As discussed in Note 3 to the Consolidated Financial Statements in Item 8, the Company completed the acquisitions of SJ Holdings, Inc. on January 9, 2017, Arbo Holdings Limited on January 31, 2017, Drexel Metals, Inc. on July 3, 2017, and Accella Holdings LLC on November 1, 2017, (collectively the “Acquired Businesses”). Management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the Acquired Businesses, which represented 22.2% of total assets as of December 31, 2017, and 4.7% of net sales for the year then ended.

The internal controls over financial reporting have been assessed by Deloitte & Touche LLP, whose report with respect to the effectiveness of internal controls over financial reporting is included herein at Item 8.

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

Name	Age	Position with Company	Period of Service
D. Christian Koch	52
Director, President and Chief Executive Officer since January 2016; President and Chief Operating Officer from May 2014 to December 2015; Group President, Carlisle Diversified Products from June 2012 to May 2014; President, Carlisle Brake & Friction from January 2009 to June 2012; President, Carlisle Asia‑Pacific from February 2008 to January 2009.
			February 2008 to date
John W. Altmeyer	58	President, Carlisle Construction Materials since July 1997.	June 1989 to date
Titus B. Ball	44	Vice President, Chief Accounting Officer since May 2016; Director of Internal Audit from April 2011 to April 2016.	January 2010 to date
Shelley J. Bausch	52
President, Carlisle Fluid Technologies since October 2017; Vice President, PPG Industrial Coatings from January 2014 to September 2017; Business Vice President, Finished Products, Dow Corning Corporation from April 2011 to January 2014.
			October 2017 to date
John E. Berlin	56	President, Carlisle Interconnect Technologies since February 1995.	January 1990 to date
Steven J. Ford	58	Vice President, Secretary and General Counsel since July 1995 and Vice President, Chief Financial Officer from November 2008 to February 2017.	July 1995 to date
Trent A. Freiberg	43	President, Carlisle FoodService Products since July 2012.	July 2008 to date
Karl T. Messmer	47	President, Carlisle Brake & Friction since November 2015; Vice President & General Manager, Networking Solutions, Belden Inc. from October 2010 to September 2015.	November 2015 to date
Amelia Murillo	43	Vice President, Human Resources since February 2016; Vice President, Finance & Administration, Carlisle Interconnect Technologies from October 2008 to April 2014.	February 2016 to date
Robert M. Roche	50
Vice President, Chief Financial Officer since February 2017; Senior Vice President, Business Finance, Tyco International from August 2014 to February 2017, Chief Operating Officer & Senior Vice President, Business Finance, Tyco International from December, 2014 to August 2015, and Senior Vice President, Audit, Tyco International from January 2013 to August 2014.
			February 2017 to date
Scott C. Selbach	62	Vice President, Corporate Development since April 2006.	April 2006 to date
Douglas C. Taylor	48	Vice President, Carlisle Operating System since June 2014; Director of Operational Excellence, Demmer Corporation from March 2013 to June 2014.	June 2014 to date
Kevin P. Zdimal	47	Vice President, Business Development since May 2016, Vice President and Chief Accounting Officer from May 2010 to May 2016.	September 1995 to date

The officers have been elected to serve at the pleasure of the Board of Directors of the Company. There are no family relationships between any of the above officers, and there is no arrangement or understanding between any officer and any other person pursuant to which he was selected as officer.

Information required by Item 10 with respect to directors of the Company is incorporated by reference to the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission no later than 40 days before the Annual Meeting of Shareholders to be held on May 2, 2018.

The Company has adopted a Business Code of Ethics covering, among others, its principal executive officer and all management involved in financial reporting. The Business Code of Ethics is published on the Company’s website: www.carlisle.com. Any amendment to, or waiver of, any provision of the Business Code of Ethics affecting such senior officers will be disclosed on the Company’s website.

In the Company’s definitive proxy statement we describe the procedures under which shareholders can recommend nominees for the Board of Directors. There have been no changes to those procedures since the Company’s definitive proxy statement dated March 8, 2017.

Item 11.  Executive Compensation.

Information required by Item 11 is incorporated by reference to the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission no later than 40 days before the Annual Meeting of Shareholders to be held on May 2, 2018.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

Information required by Item 12 is incorporated by reference to the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission no later than 40 days before the Annual Meeting of Shareholders to be held on May 2, 2018.

Securities Authorized for Issuance under Equity Compensation Plans

The number of securities to be issued upon the exercise of stock options under the Company’s equity compensation plans, the weighted average exercise price of the options and the number of securities remaining for future issuance as of December 31, 2017, follows:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by equity security holders	1,790,899	(1)	$86.72	3,251,102	(2)
Equity compensation plans not approved by equity security holders	—		n/a	—
Total	1,790,899		$86.72	3,251,102

(1)
The number of securities to be issued does not include performance share awards, which are payable solely in cash. The number of securities to be issued also does not include restricted stock units as these awards vest immediately upon issuance.

(2)	Includes 1,271,033 of shares which may be issued as stock awards. Shares available for award under the Carlisle Companies Incorporated Incentive Compensation Program were approved on May 6, 2015.

Item 13.  Certain Relationships and Related Transactions.

Information required by Item 13 is incorporated by reference to the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission no later than 40 days before the Annual Meeting of Shareholders to be held on May 2, 2018.

Item 14.  Principal Accountant Fees and Services.

Information required by Item 14 is incorporated by reference to the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission no later than 40 days before the Annual Meeting of Shareholders to be held on May 2, 2018.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)(1).        Financial statements required by Item 8 are as follows:

(a)(2).        Financial Statement Schedules:

Included in Item 8, as applicable.

(a)(3).        Exhibits applicable to the filing of this report are listed in the following exhibit index.

Carlisle Companies Incorporated
Exhibit Index
Exhibit		Filed with this Form 10-K	Incorporated by Reference
Number	Exhibit Title		Form	File No.	Date Filed
2.1	Master Transaction Agreement, dated October 20, 2013, between the Company and CTP Transportation Products, LLC.		8-K	001-09278	10/22/2013
2.2	Asset Purchase Agreement, date October 20, 2013, between Carlisle Transportation Products, Inc., Carlisle Intangible Company and CTP Transportation Products, LLC.		8-K	001-09278	10/22/2013
2.3	Asset Purchase Agreement, dated October 20, 2013, between Carlisle Canada and CTP Transportation Products, LLC.		8-K	001-09278	10/22/2013
2.4	Stock Purchase Agreement, dated October 20, 2013, between Carlisle International BV and CTP Transportation Products, LLC.		8-K	001-09278	10/22/2013
2.5	Equity Purchase Agreement, dated October 20, 2013, between Carlisle Asia Pacific Limited and CTP Transportation Products, LLC.		8-K	001-09278	10/22/2013
2.6	Asset Purchase Agreement, dated October 20, 2013, between Carlisle Asia Pacific Limited and CTP Transportation Products, LLC.		8-K	001-09278	10/22/2013
2.7	Form of Trademark License Agreement between the Company, Carlisle Intangible Company and CTP Transportation Products, LLC.		8-K	001-09278	10/22/2013
2.8	Asset Purchase Agreement, dated October 7, 2014, between the Company, Carlisle Fluid Technologies, Inc., Graco Inc. and Finishing Brands Holdings Inc.		8-K	001-09278	10/8/2014
2.9	Amendment No. 1 to Asset Purchase Agreement, dated March 6, 2015, between the Company, Carlisle Fluid Technologies, Inc., Graco Inc. and Finishing Brands Holdings Inc.		8-K	001-09278	3/9/2015
2.10
Form of Cross License Agreement (as amended by Amendment No. 1 to Asset Purchase Agreement), by and among the Company, Carlisle Fluid Technologies, Inc., Finishing Brands Holdings Inc., Graco Inc. and Gema Switzerland GmbH.
			8-K	001-09278	3/9/2015
2.11	Securities Purchase Agreement, dated September 29, 2017, between Accella Performance Materials LLC, Accella Holdings LLC and Carlisle Construction Materials, LLC.		8-K	001-09278	10/2/2017
3.1	Restated Certificate of Incorporation of the Company.		10-Q	001-09278	10/21/2015
3.2	Amended and Restated Bylaws of the Company.		8-K	001-09278	12/14/2015
4.1P	Form of Trust Indenture between the Company and Fleet National Bank.		S-3	333-16785	11/26/1996
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
			8-K	001-09278	11/20/2012
4.5	Form of 3.500% Notes due 2024.		8-K	001-09278	11/16/2017
4.6	Form of 3.750% Notes due 2027.		8-K	001-09278	11/16/2017

Carlisle Companies Incorporated
Exhibit Index
Exhibit		Filed with this Form 10-K	Incorporated by Reference
Number	Exhibit Title		Form	File No.	Date Filed
10.1*	Carlisle Companies Incorporated Amended and Restated Executive Incentive Program.		Schedule 14A	001-09278	3/20/2012
10.2*	Form of Carlisle Companies Incorporated Nonqualified Stock Option Agreement.		10-Q	001-09278	11/8/2004
10.3*	Form of Carlisle Companies Incorporated Restricted Share Agreement with Non-Compete Covenant.		10-Q	001-09278	7/22/2014
10.4*	Form of Amended and Restated Executive Severance Agreement.		10-K	001-09278	2/27/2009
10.5*P	Summary Plan Description of Carlisle Companies Incorporated Director Retirement Plan, effective November 6, 1991.		10-K	001-09278	3/24/1992
10.6*	Amendment to the Carlisle Companies Incorporated Director Retirement Plan.		10-K	001-09278	3/11/2004
10.7*	Carlisle Companies Incorporated Amended and Restated Nonemployee Director Equity Plan.		Schedule 14A	001-09278	3/9/2005
10.8*	Form of Carlisle Companies Incorporated Stock Option Agreement for Nonemployee Directors.		8-K	001-09278	2/7/2005
10.9*	Form of Carlisle Companies Incorporated Nonqualified Stock Option Agreement for Nonemployee Directors.		8-K	001-09278	5/10/2005
10.10*	Form of Carlisle Companies Incorporated Restricted Share Agreement for Nonemployee Directors.		8-K	001-09278	5/10/2005
10.11*	Form of Carlisle Companies Incorporated Restricted Stock Unit Agreement for Nonemployee Directors.		10-K	001-09278	2/27/2009
10.12*	Carlisle Companies Incorporated Amended and Restated Deferred Compensation Plan for Nonemployee Directors.		10-K	001-09278	2/27/2009
10.13*	Carlisle Companies Incorporated Amended and Restated Incentive Compensation Program, effective January 1, 2015.		Schedule 14A	001-09278	3/20/2015
10.14*	Letter Agreement, dated June 5, 2007, between David A. Roberts and the Company.		8-K	001-09278	6/12/2007
10.15*	Nonqualified Stock Option Agreement, dated as of June 21, 2007, between the Company and David A. Roberts.		10-Q	001-09278	8/6/2007
10.16*	Restricted Share Agreement, dated as of June 21, 2007, between the Company and David A. Roberts.		10-Q	001-09278	8/6/2007
10.17*	Letter Agreements, dated January 11, 2008 and December 31, 2008, between D. Christian Koch and the Company.		10-K	001-09278	2/27/2009
10.18*	Letter Agreement, dated August 4, 2011, between Fred A. Sutter and the Company.		10-Q	001-09278	10/25/2011
10.19	Carlisle Corporation Amended and Restated Supplemental Pension Plan.		10-K	001-09278	2/10/2012
10.20	Amendment No. 1 to the Carlisle Corporation Supplemental Pension Plan, adopted February 4, 2014.		10-Q	001-09278	4/22/2014
10.21*	Form of Carlisle Companies Incorporated Performance Share Agreement.		10-Q	001-09278	4/27/2010
10.22*	Carlisle Companies Incorporated Amended and Restated Nonqualified Deferred Compensation Plan, dated January 1, 2012.		10-K	001-09278	2/10/2012
10.23	Carlisle Companies Incorporated Nonqualified Benefit Plan Trust, dated February 2, 2010, by and between the Company and Wachovia Bank, National Association.		10-Q	001-09278	4/27/2010

Carlisle Companies Incorporated
Exhibit Index
Exhibit		Filed with this Form 10-K	Incorporated by Reference
Number	Exhibit Title		Form	File No.	Date Filed
10.24
Third Amended and Restated Credit Agreement, dated as of October 20, 2011, among the Company, Carlisle Management Company, JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto.
			10-Q	001-09278	10/25/2011
10.25
First Amendment to Third Amended and Restated Credit Agreement, dated as of December 12, 2013, by and among the Company, Carlisle Corporation, JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto.
			8-K	001-09278	12/17/2013
10.26*	Letter Agreement, dated January 5, 2017, between Robert Roche and the Company.		8-K	001-09278	2/15/2017
10.27*	Form of Executive Severance Agreement.		8-K	001-09278	2/15/2017
10.28
Second Amendment to Third Amended and Restated Credit Agreement, dated as of February 21, 2017, by and among Carlisle Companies Incorporated, Carlisle Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto.
			8-K	001-09278	2/24/2017
10.29*	Form of Executive Severance Agreement		8-K/A	001-09278	4/12/2017
12.1	Ratio of Earnings to Fixed Charges.	X
21.1	Subsidiaries of the Registrant.	X
23.1	Consent of Independent Registered Public Accounting Firm – Deloitte & Touche LLP.	X
23.2	Consent of Independent Registered Public Accounting Firm – Ernst & Young LLP.	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	X
32.1	Section 1350 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.1	Interactive Data File.	X
* Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
P Indicates paper filing.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Carlisle Companies Incorporated

By: /s/ Robert M. Roche
Robert M. Roche, Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ D. Christian Koch	/s/ Robin J. Adams
D. Christian Koch, Director,	Robin J. Adams, Director
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Robert M. Roche	/s/ Robert G. Bohn
Robert M. Roche, Vice President and	Robert G. Bohn, Director
Chief Financial Officer
(Principal Financial Officer)

/s/ Titus B. Ball	/s/ Jonathan R. Collins
Titus B. Ball, Vice President and	Jonathan R. Collins, Director
Chief Accounting Officer
(Principal Accounting Officer)	/s/ James D. Frias
James D. Frias, Director

/s/ Terry D. Growcock
Terry D. Growcock, Director

/s/ Gregg A. Ostrander
Gregg A. Ostrander, Director

/s/ Corrine D. Ricard
Corrine D. Ricard, Director

/s/ David A. Roberts
David A. Roberts, Director

/s/ Lawrence A. Sala
Lawrence A. Sala, Director

/s/ Jesse G. Singh
Jesse G. Singh, Director

February 16, 2018