Form 10-Q
period 2018-03-31
CARLISLE COMPANIES INC
filed 2018-04-27
CIK 790051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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

Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Yes  ☐  No  ☒

On April 19, 2018 there were 60,946,851 shares of the registrant's common stock outstanding, par value $1.00 per share.

Carlisle Companies Incorporated

PART I
Item 1. Financial Statements
Carlisle Companies Incorporated
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(in millions except share and per share amounts)	2018	2017
Revenues	$984.7	$774.0

Cost of goods sold	735.3	547.9
Selling and administrative expenses	148.6	124.9
Research and development expenses	13.9	12.0
Other operating (income) expense, net	(7.8)	(0.3)
Operating income	94.7	89.5
Interest expense, net	14.5	6.6
Other non-operating (income) expense, net	1.9	(1.4)
Income from continuing operations before income taxes	78.3	84.3
Provision for income taxes	20.4	26.4
Income from continuing operations	57.9	57.9

Discontinued operations:
Income before income taxes	299.0	6.2
Provision for income taxes	47.3	2.3
Income from discontinued operations	251.7	3.9
Net income	$309.6	$61.8

Basic earnings per share attributable to common shares:
Income from continuing operations	$0.93	$0.89
Income from discontinued operations	4.05	0.06
Basic earnings per share	$4.98	$0.95

Diluted earnings per share attributable to common shares:
Income from continuing operations	$0.92	$0.88
Income from discontinued operations	4.02	0.06
Diluted earnings per share	$4.94	$0.94

Average shares outstanding (in thousands):
Basic	61,684	64,353
Diluted	62,164	64,848

Dividends declared and paid per share	$0.37	$0.35

Comprehensive income:
Net income	$309.6	$61.8
Other comprehensive income (loss)
Foreign currency translation	22.2	11.4
Accrued post-retirement benefit liability, net of tax	0.9	0.4
Other, net of tax	0.2	(0.1)
Other comprehensive income	23.3	11.7
Comprehensive income	$332.9	$73.5
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated
Condensed Consolidated Balance Sheets

(in millions except share and per share amounts)	March 31, 2018	December 31, 2017
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$979.1	$378.3
Receivables, net of allowance of $6.0 million and $6.5 million, respectively	678.2	625.7
Inventories	490.1	448.8
Prepaid expenses	21.8	21.7
Other current assets	48.9	73.6
Discontinued operations	—	96.5
Total current assets	2,218.1	1,644.6

Property, plant, and equipment, net	746.0	731.1
Goodwill, net	1,456.8	1,452.1
Other intangible assets, net	1,044.8	1,065.0
Other long-term assets	38.1	34.9
Discontinued operations	—	372.1
Total assets	$5,503.8	$5,299.8

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$372.6	$332.1
Accrued expenses	304.4	257.8
Deferred revenue	29.2	27.8
Discontinued operations	—	40.9
Total current liabilities	706.2	658.6

Long-term liabilities:
Long-term debt	1,586.4	1,586.2
Deferred revenue	190.0	188.0
Other long-term liabilities	300.4	288.7
Discontinued operations	—	50.0
Total long-term liabilities	2,076.8	2,112.9

Shareholders' equity:
Preferred stock, $1 par value per share (5,000,000 shares authorized and unissued)	—	—
Common stock, $1 par value per share (200,000,000 shares; 60,759,416 and 61,839,734 shares outstanding, respectively)	78.7	78.7
Additional paid-in capital	357.6	353.7
Deferred compensation equity	11.1	10.4
Treasury shares, at cost (17,713,502 and 16,613,193 shares, respectively)	(778.0)	(649.6)
Accumulated other comprehensive loss	(68.9)	(85.7)
Retained earnings	3,120.3	2,820.8
Total shareholders' equity	2,720.8	2,528.3
Total liabilities and equity	$5,503.8	$5,299.8
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(in millions)	2018	2017
Operating activities:
Net income	$309.6	$61.8
Reconciliation of net income to net cash provided by operating activities:
Depreciation	22.7	19.6
Amortization	28.3	19.2
Stock-based compensation, net of tax benefit	6.8	3.2
Deferred taxes	(2.3)	(0.2)
Gain on sale of discontinued operation, net of tax	(247.9)	—
Other operating activities, net	(3.1)	0.8
Changes in assets and liabilities, excluding effects of acquisitions:
Receivables	(26.8)	(34.1)
Inventories	(55.8)	(33.8)
Prepaid expenses and other assets	11.5	3.3
Accounts payable	27.2	31.2
Accrued expenses	(40.6)	(46.6)
Deferred revenues	3.3	7.8
Other long-term liabilities	0.3	(0.3)
Net cash provided by operating activities	33.2	31.9

Investing activities:
Proceeds from sale of discontinued operation	754.6	—
Capital expenditures	(42.5)	(30.4)
Acquisitions, net of cash acquired	(0.7)	(225.8)
Other investing activities, net	3.6	—
Net cash provided by (used in) investing activities	715.0	(256.2)

Financing activities:
Proceeds from revolving credit facility	—	50.0
Repayments of revolving credit facility	—	(50.0)
Repurchases of common stock	(122.0)	—
Dividends paid	(23.1)	(22.7)
Withholding tax paid related to stock-based compensation	(4.6)	(7.0)
Proceeds from exercise of stock options	1.7	1.6
Net cash used in financing activities	(148.0)	(28.1)

Effect of foreign currency exchange rate changes on cash and cash equivalents	1.9	1.1
Change in cash and cash equivalents	602.1	(251.3)
Less: Change in cash and cash equivalents of discontinued operations	(1.3)	(4.6)
Cash and cash equivalents at beginning of period	378.3	385.3
Cash and cash equivalents at end of period	$979.1	$129.4
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated
Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

	Common Stock		Additional Paid-In Capital	Deferred Compensation Equity	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Shares in Treasury		Total Shareholders' Equity
(in millions, except per share amounts)	Shares	Amount					Shares	Cost
Balance as of December 31, 2016	64.3	$78.7	$335.3	$10.3	$(122.2)	$2,547.4	14.2	$(382.6)	$2,466.9
Net income	—	—	—	—	—	61.8	—	—	61.8
Other comprehensive loss, net of tax	—	—	—	—	11.7	—	—	—	11.7
Cash dividends - $0.35 per share	—	—	—	—	—	(22.7)	—	—	(22.7)
Issuances and deferrals, net for stock based compensation (1)	0.1	—	3.2	1.6	—	—	(0.1)	(4.3)	0.5
Balance as of March 31, 2017	64.4	$78.7	$338.5	$11.9	$(110.5)	$2,586.5	14.1	$(386.9)	$2,518.2

Balance as of December 31, 2017	61.8	$78.7	$353.7	$10.4	$(85.7)	$2,820.8	16.6	$(649.6)	$2,528.3
Adoption of accounting standards (2)	—	—	—	—	(6.5)	13.0	—	—	6.5
Net income	—	—	—	—	—	309.6	—	—	309.6
Other comprehensive income, net of tax	—	—	—	—	23.3	—	—	—	23.3
Cash dividends - $0.37 per share	—	—	—	—	—	(23.1)	—	—	(23.1)
Repurchases of common stock	(1.2)	—	—	—	—	—	1.2	(129.3)	(129.3)
Issuances and deferrals, net for stock based compensation (1)	0.1	—	3.9	0.7	—	—	(0.1)	0.9	5.5
Balance as of March 31, 2018	60.7	$78.7	$357.6	$11.1	$(68.9)	$3,120.3	17.7	$(778.0)	$2,720.8

(1)
Issuances and deferrals, net for stock based compensation reflects share activity related to option exercises, restricted and performance shares vested and net issuances and deferrals associated with deferred compensation equity.

(2)	Refer to Note 2 for further information regarding new accounting standards adopted.
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1—Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by Carlisle Companies Incorporated (the "Company" or "Carlisle"). The accompanying unaudited Condensed Consolidated Financial Statements do not include all disclosures as required by accounting principles generally accepted in the United States of America ("United States" or "U.S."), and should be read in conjunction with the Company’s audited Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2017.
The accompanying unaudited Condensed Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the U.S. and, of necessity, include some amounts that are based upon management estimates and judgments. The accompanying unaudited Condensed Consolidated Financial Statements include assets, liabilities, revenues and expenses of all majority-owned subsidiaries. Intercompany transactions and balances are eliminated in consolidation.
In the Company's opinion, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting solely of adjustments of a normal, recurring nature, except as disclosed in Note 2 for new accounting standards adopted, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. During the fourth quarter of 2017, the Company revised (i) the Condensed Consolidated Statements of Income to include a subtotal of operating income, with other non-operating (income) expense, net reflected as a separate line item below interest expense, net and (ii) its segment measure of profit and loss to operating income (previously earnings before interest and taxes). The Company has reclassified certain prior period amounts to conform to the current period presentation of operating income, including other operating (income) expense, net, operating income and other non-operating (income) expense, net in the Condensed Consolidated Statements of Income and operating income in Note 3. These changes were made to better reflect the Company's results of operations and to be consistent with the change in the measure of operating performance evaluated by the Chief Operating Decision Maker, the Company's Chief Executive Officer.
Discontinued Operations
The results of operations for the Company's Carlisle FoodService Products ("CFS") segment have been classified as discontinued operations for all periods presented in the Condensed Consolidated Statements of Income. Assets and liabilities subject to the completed sale of CFS have been classified as discontinued operations for all periods presented in the Condensed Consolidated Balance Sheets. Refer to Note 5 for additional information.
Note 2—New Accounting Pronouncements
New Accounting Standards Adopted
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 outlines a single, comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance issued by the FASB, including industry specific guidance. ASU 2014-09 provides accounting guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts with customers to provide goods and services.
On January 1, 2018, the Company adopted ASU 2014-09 and all the related amendments ("ASC 606") to all uncompleted contracts using the modified retrospective method. The Company recognized the cumulative effect of initially applying ASC 606 as an adjustment to the opening balance of retained earnings totaling $6.5 million. The comparative information has not been adjusted and continues to be reported under the accounting standards in effect for those periods. The Company expects the impact of the adoption of ASC 606 to be immaterial to its reported revenue on an ongoing basis.
A majority of the Company's revenues continue to be recognized when products are shipped from its manufacturing facilities. For certain highly customized product contracts in the Carlisle Interconnect Technologies segment, revenue was previously recognized as billed at the point products were shipped and title and associated risk and rewards of ownership passed to the customer. In accordance with ASC 606, the Company now recognizes revenue over time, for those highly customized products, using the input method as products are manufactured.

A summary of the effects of adopting ASC 606 on the Condensed Consolidated Financial Statements follows:

	Three Months Ended March 31, 2018
(in millions)	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Condensed Consolidated Statement of Income
Revenues	$984.7	$973.7	$11.0
Cost of goods sold	735.3	728.4	6.9
Operating income	94.7	90.6	4.1
Provision for income taxes	20.4	19.4	1.0
Income from continuing operations	57.9	54.8	3.1
Net income	309.6	306.5	3.1

	March 31, 2018
(in millions)	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Condensed Consolidated Balance Sheet
Receivables	$678.2	$645.0	$33.2
Inventories	490.1	511.4	(21.3)
Other current assets	48.9	48.2	0.7
Accrued expenses	304.4	303.4	1.0
Other long-term liabilities	300.4	298.4	2.0
Retained earnings	3,120.3	3,113.8	6.5

In March 2017, the FASB issued ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost ("ASU 2017-07"), which requires employers to include only the service cost component of net periodic pension cost and net periodic postretirement benefit cost in operating income, if such measure is presented. The other components of net benefit cost, including amortization of prior service cost/credit, and settlement and curtailment effects, are to be included in non-operating income. ASU 2017-07 also stipulates that only the service cost component of net benefit cost is eligible for capitalization into inventory or other tangible assets.
On January 1, 2018, the Company adopted ASU 2017-07 using a retrospective approach for the presentation in the Condensed Consolidated Statement of Income to include only the service cost component of net periodic pension costs and net periodic postretirement benefit cost in operating income. The Company elected to use, as a practical expedient, the amounts disclosed in its defined benefit plan note for the prior comparative period as the estimation basis for applying the retrospective presentation requirements. As a result of adopting ASU 2017-07, net periodic benefit income for the non-service cost components of $(0.6) million was reclassified from other operating (income) expense, net to other non-operating (income) expense, net for the three months ended March 31, 2017.
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02") which allows entities to reclassify from accumulated other comprehensive income to retained earnings for stranded tax effects related to the change in federal tax rate for all items accounted for in other comprehensive income. Entities can also elect to reclassify other stranded tax effects that relate to the Tax Cuts and Jobs Act, but do not directly relate to the change in the federal tax rate, including state taxes and changing from a worldwide tax system to a territorial system. Tax effects that are stranded in other comprehensive income for other reasons may not be reclassified.
Effective January 1, 2018, the Company early adopted ASU 2018-02 using a modified retrospective approach for the presentation in the Condensed Consolidated Balance Sheets to reclassify $6.5 million related to the change in federal tax rate from accumulated other comprehensive loss to retained earnings.

New Accounting Standards Issued But Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02") which requires lessees to recognize a lease liability for the obligation to make lease payments, measured at the present value on a discounted basis, and a right-of-use ("ROU") asset for the right to use the underlying asset for the duration of the lease term, measured at the lease liability amount adjusted for lease prepayments, lease incentives received, and initial direct costs. The lease liability and ROU asset are recognized in the balance sheet at the commencement of the lease. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern. Classification will be based on criteria that are largely similar to those applied in current lease accounting. ASU 2016-02 is effective for the Company beginning January 1, 2019 and requires the use of a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period presented in the financial statements. Early application of the ASU is permitted; however, the Company plans to adopt on January 1, 2019. The Company has not yet determined the impact of adopting the standard on the Consolidated Financial Statements.
Note 3—Segment Information
The Company has organized its operations into four primary segments, based on the products it sells, each of which represent a reportable segment as follows:
Carlisle Construction Materials ("CCM")—the principal products of this segment are insulation materials, rubber (EPDM), thermoplastic polyolefin (TPO) and polyvinyl chloride (PVC) roofing membranes used predominantly on non-residential low-sloped roofs, related roofing accessories, including flashings, fasteners, sealing tapes and coatings and waterproofing products. CCM also manufactures and distributes energy-efficient rigid foam insulation panels for substantially all roofing applications. The markets served primarily include new construction, re-roofing and maintenance of low-sloped roofs, water containment, HVAC sealants and coatings and waterproofing. In addition, CCM offers a broad range of specialty polyurethane products and solutions across a broad diversity of markets and applications.
Carlisle Interconnect Technologies ("CIT")—the principal products of this segment are high-performance wire, cable, connectors, contacts and cable assemblies for the transfer of power and data primarily for the aerospace, medical, defense electronics, test and measurement equipment and select industrial markets.
Carlisle Fluid Technologies ("CFT")—the principal products of this segment are industrial liquid and powder finishing equipment and integrated system solutions for spraying, pumping, mixing, metering and curing of a variety of coatings used in the general industrial, transportation, auto refinishing, protective coating, wood and specialty markets.
Carlisle Brake & Friction ("CBF")—the principal products of this segment include high-performance brakes and friction material and clutch and transmission friction material for the construction, agriculture, mining, on-highway, aerospace and motor sports markets.
A summary of segment information follows:

	Three Months Ended March 31,
	2018		2017
(in millions)	Revenues	Operating Income	Revenues	Operating Income
Carlisle Construction Materials	$598.6	$75.8	$446.1	$80.7
Carlisle Interconnect Technologies	224.3	27.2	194.2	21.5
Carlisle Fluid Technologies	63.5	5.7	60.5	4.9
Carlisle Brake & Friction	98.3	4.5	73.2	1.2
Segment total	984.7	113.2	774.0	108.3
Corporate and unallocated (1)	—	(18.5)	—	(18.8)
Total	$984.7	$94.7	$774.0	$89.5

(1)	Corporate operating income includes other unallocated costs, primarily general corporate expenses.

Note 4—Acquisitions
Accella Holdings LLC
On November 1, 2017, the Company acquired 100% of the equity of Accella Holdings LLC, the parent company to Accella Performance Materials Inc. (collectively "Accella"), a specialty polyurethane platform, from Accella Performance Materials LLC, a subsidiary of Arsenal Capital Partners, for total consideration of $671.4 million, including a cash, working capital and indebtedness settlement, which was finalized in the first quarter of 2018. Accella offers a wide range of polyurethane products and solutions across a broad diversity of markets and applications. The Company funded the acquisition with borrowings from the Revolving Credit Facility.
In the first quarter of 2018, Accella contributed revenues of $106.5 million and an operating loss of $1.6 million to the Company's consolidated results. The results of operations of the acquired business are reported as part of the CCM segment.
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
The unaudited combined pro forma financial information presented below includes revenues and income from continuing operations, net of tax, of the Company as if the business combination had occurred on January 1, 2016, based on the purchase price allocation presented below:

Unaudited Pro Forma
Three Months Ended March 31, 2017
(in millions)
Revenues	$860.4
Income from continuing operations	50.6

The pro forma financial information reflects adjustments to Accella's historical financial information to apply the Company's accounting policies and to reflect the additional depreciation and amortization related to the preliminary fair value adjustments of the acquired net assets of $4.1 million in the first quarter of 2017, together with the associated tax effects. Also, the pro forma financial information reflects acquisition-related costs described above as if they occurred in 2016.

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

	Preliminary Allocation	Measurement Period Adjustments	Revised Preliminary Allocation
(in millions)	As of 11/1/2017		As of 3/31/2018
Total cash consideration transferred	$670.7	$0.7	$671.4
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$16.5	$—	$16.5
Receivables, net	66.8	—	66.8
Inventories	48.5	(1.0)	47.5
Prepaid expenses and other current assets	0.9	—	0.9
Property, plant and equipment	59.6	—	59.6
Definite-lived intangible assets	240.0	—	240.0
Other long-term assets	15.6	—	15.6
Accounts payable	(45.5)	—	(45.5)
Income tax payable	2.0	—	2.0
Accrued expenses	(23.2)	—	(23.2)
Other long-term liabilities	(15.6)	—	(15.6)
Deferred income taxes	(83.5)	—	(83.5)
Total identifiable net assets	282.1	(1.0)	281.1
Goodwill	$388.6	$1.7	$390.3

The goodwill recognized in the acquisition of Accella is attributable to its significant purchase synergies, other administrative synergies and the assembled workforce to Carlisle, in addition to opportunities for product line expansions. The Company acquired $68.5 million of gross contractual accounts receivable, of which $1.7 million was not expected to be collected at the date of acquisition. Goodwill of $38.5 million is tax deductible, primarily in the United States. All of the goodwill has been preliminarily assigned to the CCM reporting unit which aligns with the CCM reportable segment. The $240.0 million value allocated to definite-lived intangible assets consists of $146.0 million of customer relationships with useful lives ranging from 9 to 12 years, various acquired technologies of $66.0 million with useful lives ranging from 3 to 14 years and trade names of $28.0 million with useful lives ranging from 4 to 14 years. In accordance with the purchase agreement, Carlisle is indemnified for up to $25.0 million, and recorded an indemnification asset of $15.6 million in other long-term assets relating to the indemnification for a pre-acquisition income tax liability. The Company has also recorded, as part of the purchase price allocation, deferred tax liabilities related to intangible assets of approximately $83.5 million.
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
In the first quarter of 2018, Drexel Metals contributed revenues of $12.0 million and operating income of $0.5 million to the Company's consolidated results. The results of operations of the acquired business are reported within the CCM segment.

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
Arbo
On January 31, 2017, the Company acquired 100% of the equity of Arbo Holdings Limited ("Arbo") for estimated consideration of GBP 9.1 million or $11.5 million, including the estimated fair value of contingent consideration of GBP 2.0 million or $2.5 million and a working capital settlement, which was finalized in the second quarter of 2017. Arbo is a provider of sealants, coatings, and membrane systems used for waterproofing and sealing buildings and other structures.
In the first quarter of 2018, Arbo contributed revenues of $4.5 million and operating income of $0.2 million to the Company's consolidated results. The results of operations of the acquired business are reported within the CCM segment.
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
Note 5—Discontinued Operations
As previously announced, the Company signed a definitive agreement to sell CFS to The Jordan Company of New York, NY. The sale was completed on March 20, 2018 for gross proceeds of $754.6 million, subject to a working capital adjustment. The sale of CFS is consistent with the Company's vision of operating a portfolio of businesses with highly engineered manufacturing products in strong growth markets.
A summary of the results from discontinued operations included in the Condensed Consolidated Statements of Income follows:

(in millions)	Three Months Ended March 31,
	2018	2017
Revenues	$69.5	$83.2

Cost of goods sold	49.5	61.7
Other operating expenses, net	14.8	15.2
Operating income	5.2	6.3
Other non-operating (income) expense, net	—	0.1
Income from discontinued operations before income taxes	5.2	6.2
Gain on sale of discontinued operations	293.8	—
Provision for income taxes	47.3	2.3
Income from discontinued operations	$251.7	$3.9

A summary of the carrying amounts of CFS's major assets and liabilities, which were classified as discontinued operations in the Condensed Consolidated Balance Sheet follows:

(in millions)	December 31, 2017
ASSETS
Cash and cash equivalents	$1.3
Receivables, net	32.0
Inventories	59.0
Prepaid other current assets	4.2
Total current assets	$96.5

Property, plant, and equipment, net	$49.7
Goodwill, net	149.7
Other intangible assets, net	169.4
Other long-term assets	3.3
Total long-term assets	$372.1

LIABILITIES
Accounts payable	$20.4
Accrued expenses	20.5
Total current liabilities	$40.9

Other long-term liabilities	$50.0
Total long-term liabilities	$50.0
A summary of cash flows from discontinued operations included in the Condensed Consolidated Statements of Cash Flows follows:

(in millions)	Three Months Ended March 31,
	2018	2017
Net cash provided by operating activities	$0.6	$10.3
Net cash used in investing activities	(8.1)	(215.2)
Net cash provided by financing activities (1)	8.8	209.5
Change in cash and cash equivalents from discontinued operations	$1.3	$4.6

(1)	Represents borrowings from the Carlisle cash pool to fund capital expenditures and acquisitions.
Note 6—Earnings Per Share
The Company’s restricted shares and restricted stock units contain non-forfeitable rights to dividends and are considered participating securities for purposes of computing earnings per share pursuant to the two-class method. The computation below of earnings per share includes the income attributable to the vested and deferred restricted shares in the numerator and includes the dilutive impact of those underlying shares in the denominator. The computation below of earnings per share excludes the income attributable to the unvested restricted shares and restricted stock units from the numerator and excludes the dilutive impact of those underlying shares from the denominator. Stock options are included in the calculation of diluted earnings per share utilizing the treasury stock method and performance share awards are included in the calculation of diluted earnings per share considering those are contingently issuable. Neither is considered to be a participating security as they do not contain non‑forfeitable dividend rights.

The following reflects income from continuing operations and share data used in the basic and diluted earnings per share computations using the two-class method:

	Three Months Ended March 31,
(in millions except share and per share amounts)	2018	2017
Income from continuing operations	$57.9	$57.9
Less: dividends declared on common stock outstanding, restricted shares and restricted share units	(23.1)	(22.7)
Undistributed earnings	34.8	35.2
Percent allocated to common shareholders (1)	99.3%	99.3%
	34.5	34.9
Add: dividends declared on common stock	22.8	22.5
Income from continuing operations attributable to common shares	$57.3	$57.4

Shares (in thousands):
Weighted-average common shares outstanding	61,684	64,353
Effect of dilutive securities:
Performance awards	131	107
Stock options	349	388
Adjusted weighted-average common shares outstanding and assumed conversion	62,164	64,848

Per share income from continuing operations attributable to common shares:
Basic	$0.93	$0.89
Diluted	$0.92	$0.88

(1) Basic weighted-average common shares outstanding	61,684	64,353
Basic weighted-average common shares outstanding, unvested restricted shares expected to vest and restricted share units	62,117	64,822
Percent allocated to common shareholders	99.3%	99.3%

To calculate earnings per share for income from discontinued operations and for net income, the denominator for both basic and diluted earnings per share is the same as used in the above table. Income from discontinued operations and net income used in the basic and diluted earnings per share computations follows:

	Three Months Ended March 31,
(in millions except share amounts presented in thousands)	2018	2017
Income from discontinued operations attributable to common shareholders for basic and diluted earnings per share	$250.0	$3.9
Net income attributable to common shareholders for basic and diluted earnings per share	307.3	61.3
Anti-dilutive stock options excluded from EPS calculation (1)	564	210

(1)
Represents stock options excluded from the calculation of diluted earnings per share, as such options’ assumed proceeds upon exercise would result in the repurchase of more shares than the underlying award.

Note 7—Revenue Recognition
Revenue is recognized when obligations under the terms of a contract with a customer are satisfied; generally this occurs with the transfer of control of the Company’s products or services. Revenue is measured as the amount of total consideration expected to be received in exchange for transferring goods or providing services. Total expected consideration, in certain cases, is estimated at each reporting period, including interim periods, and is subject to change with variability dependent on future events, such as customer behavior related to future purchase volumes, returns, early payment discounts and other customer allowances. Estimates for rights of return, discounts and rebates to customers and other adjustments for variable consideration are provided for at the time of sale as a deduction to revenue, based on an analysis of historical experience and actual sales data. Changes in these estimates are reflected as an adjustment to revenue in the period identified. Sales, value added and other taxes collected concurrently with revenue-producing activities are excluded from revenue.

The Company receives payment at the inception of the contract for separately priced extended service warranties, and revenue is deferred and recognized on a straight-line basis over the life of the contracts. The term of these warranties range from five to 40 years. The weighted average life of the contracts as of March 31, 2018, is approximately 19 years.
Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer in exchange for payment and is the unit of account. A contract's transaction price is allocated to each distinct performance obligation and recognized as revenue when or as the performance obligation is satisfied. The majority of the Company’s contracts have a single performance obligation to transfer individual goods or services. For contracts with multiple performance obligations, the contracts transaction price is allocated to each performance obligation using the Company’s best estimate of the standalone selling price of each distinct good or service in the contract. The primary method used to estimate standalone selling price is observable prices.
The Company’s performance obligations are satisfied, and control is transferred, either at a point in time or over time as work progresses. For the majority of the Company’s products, control is transferred and revenue is recognized when the product is shipped from the manufacturing facility to the customer.
Revenue is recognized over time primarily for separately priced extended service warranties in the CCM segment and certain highly customized product contracts in the CIT segment. Revenues for separately priced extended service warranties are recognized over the life of the contract. Revenues for highly customized product contracts are recognized based on the proportion of costs incurred to date, relative to total estimated costs to complete the contract and are generally incurred over twelve months or less. Highly customized product contract costs generally include labor, material and overhead.
A summary of the timing of revenue recognition and reconciliation of disaggregated revenue by reportable segment follows:

	Three Months Ended March 31, 2018
(in millions)	CCM	CIT	CFT	CBF	Total
Products transferred at a point in time	$593.4	$195.4	$63.5	$98.3	$950.6
Products and services transferred over time	5.2	28.9	—	—	34.1
Total revenues	$598.6	$224.3	$63.5	$98.3	$984.7

	Three Months Ended March 31, 2017
(in millions)	CCM	CIT	CFT	CBF	Total
Products transferred at a point in time	$441.2	$192.6	$60.5	$73.2	$767.5
Products and services transferred over time	4.9	1.6	—	—	6.5
Total revenues	$446.1	$194.2	$60.5	$73.2	$774.0

Remaining performance obligations for extended service warranties represent the transaction price for the remaining stand-ready obligation to perform warranty services. A summary of estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied as of March 31, 2018, follows:

(in millions)	Remainder of 2018	2019	2020	2021	2022	2023	Thereafter
Extended service warranties	$15.1	$19.1	$18.1	$17.1	$15.9	$14.7	$110.0

The Company has applied the practical expedient to not disclose information about remaining performance obligations that have original expected durations of one year or less. Additionally, the Company has applied the transition practical expedient to not disclose the amount of transaction price allocated to the remaining performance obligations and an expectation of when the Company expects to recognize associated revenues, for the three months ended March 31, 2018.

Contract Balances
Contract liabilities relate to payments received in advance of performance under a contract, primarily related to extended service warranties in the CCM segment and systems contracts in the CFT segment. Contract liabilities are recognized as revenue as (or when) the Company performs under the contract. A summary of the change in contract liabilities for the three months ended March 31, follows:

(in millions)	2018	2017
Balance as of January 1	$215.8	$195.2
Revenue recognized	(14.9)	(13.0)
Revenue deferred	18.2	20.9
Acquired liabilities	0.1	—
Balance as of March 31	$219.2	$203.1

Contract assets relate to the Company's right to payment for performance completed to date under a contract, primarily related to highly customized product contracts with in the CIT segment. Accounts receivable are recorded when the right to payment becomes unconditional. A summary of the change in contract assets for the three months ended March 31, follows:

(in millions)	2018
Balance as of January 1	$—
Adoption of ASC 606	22.8
Revenue recognized and unbilled	33.8
Revenue billed	(22.8)
Balance as of March 31	$33.8

Contract assets were immaterial as of March 31, 2017.
Costs to Obtain a Contract
The Company has applied the practical expedient to recognize costs of obtaining or fulfilling a contract as expense as incurred. These costs generally included sales commissions and are included in selling, general and administrative costs in the Condensed Consolidated Statement of Income.
Revenues by End-Market
A summary of revenues disaggregated by major end-market industries and reconciliation of disaggregated revenue by segment follows:

	Three Months Ended March 31, 2018
(in millions)	CCM	CIT	CFT	CBF	Total
General construction	$546.3	$—	$—	$—	$546.3
Aerospace	—	154.8	—	6.3	161.1
Heavy equipment	26.2	—	—	79.2	105.4
Transportation	—	—	33.2	9.8	43.0
Medical	—	34.7	—	—	34.7
General industrial and other	26.1	34.8	30.3	3.0	94.2
Total revenues	$598.6	$224.3	$63.5	$98.3	$984.7

	Three Months Ended March 31, 2017
(in millions)	CCM	CIT	CFT	CBF	Total
General construction	$446.1	$—	$—	$—	$446.1
Aerospace	—	131.5	—	4.9	136.4
Heavy equipment	—	—	—	55.0	55.0
Transportation	—	—	31.9	9.3	41.2
Medical	—	28.3	—	—	28.3
General industrial and other	—	34.4	28.6	4.0	67.0
Total revenues	$446.1	$194.2	$60.5	$73.2	$774.0

Revenues by Geographic Area
A summary of revenues based on the country to which the product was delivered and reconciliation of disaggregated revenue by segment follows:

	Three Months Ended March 31, 2018
(in millions)	CCM	CIT	CFT	CBF	Total
United States	$529.0	$155.6	$25.6	$41.5	$751.7
International:
Europe	39.4	22.3	13.3	30.3	105.3
Asia	5.2	22.9	19.8	18.9	66.8
Canada	18.4	1.1	1.6	0.7	21.8
Mexico and Latin America	0.9	12.0	2.1	3.6	18.6
Middle East and Africa	3.1	7.6	0.6	0.2	11.5
Other	2.6	2.8	0.5	3.1	9.0
Total international	$69.6	$68.7	$37.9	$56.8	$233.0
Total revenues	$598.6	$224.3	$63.5	$98.3	$984.7

	Three Months Ended March 31, 2017
(in millions)	CCM	CIT	CFT	CBF	Total
United States	$394.6	$125.7	$25.1	$29.5	$574.9
International:
Europe	36.3	26.5	13.0	22.5	98.3
Asia	1.9	20.0	17.8	13.3	53.0
Canada	10.0	1.4	1.6	1.2	14.2
Mexico and Latin America	0.4	11.6	1.7	2.9	16.6
Middle East and Africa	2.3	7.4	0.4	1.6	11.7
Other	0.6	1.6	0.9	2.2	5.3
Total international	$51.5	$68.5	$35.4	$43.7	$199.1
Total revenues	$446.1	$194.2	$60.5	$73.2	$774.0

Note 8—Exit and Disposal Activities
Beginning in the fourth quarter of 2016, and through 2018, the Company has undertaken operational restructuring and other cost reduction actions to streamline processes and manage costs throughout various departments. These actions resulted in exit, disposal, and employee termination benefit costs, primarily resulting from planned reductions in workforce, facility consolidations and relocations, and lease termination costs, as further discussed below by operating segment.
CIT
The Company continues to incur costs to relocate certain of its medical manufacturing operations in Shenzhen, China to a new manufacturing operation in Dongguan, China. During the three months ended March 31, 2018, employee termination benefit costs associated with this plan totaled $0.7 million. Cumulative exit and disposal costs recognized is $14.8 million through March 31, 2018, with total costs expected to approximate $15.7 million. The remaining costs are expected to be incurred principally through the second half of 2018. Other associated costs are not expected to be significant.
During 2017, the Company entered into a letter of undertaking with the Chinese government, whereby the Company designated $10.1 million in cash specifically for the payment of employee termination benefits associated with the Chinese medical business action discussed above. Cash payments out of these designated funds began in August 2017 and will continue through the first half of 2018. The designated cash balance as of March 31, 2018, totaled $2.9 million.
CFT
During 2017, the Company initiated plans to restructure its global footprint. These plans involve exiting manufacturing operations in Brazil and Mexico, exiting the systems sales business in Germany, and relocating the manufacturing operations in Angola, Indiana, to its existing Bournemouth, United Kingdom, manufacturing operations. During the three months ended March 31, 2018, exit and disposal expense totaled less than $0.1 million, primarily reflecting employee termination benefit costs and legal fees. This project was substantially complete as of March 31, 2018, with cumulative exit and disposal costs of $10.4 million.
CBF
During 2017, the Company announced that it would exit its manufacturing operations in Tulsa, Oklahoma and relocate the majority of those operations to its existing manufacturing facility in Medina, Ohio. This action is expected to take approximately 18 to 21 months to complete. Total associated exit and disposal costs are expected to be between $17.0 million to $20.5 million, including:

•
Non-cash accelerated depreciation of long-lived assets at the Oklahoma facility, which is primarily property, plant and equipment that will not be transferred to Ohio (between $3.5 million to $5.0 million expected to be recognized ratably through the remainder of 2018),

•	Costs to relocate and install equipment (between $4.0 million to $5.0 million, expected to be incurred primarily in mid-2018),

•	Employee retention and termination benefits (approximately $3.0 million, expected to be incurred ratably through the second half of 2018),

•
Other associated costs related to the closure of the facility and internal administration of the project (between $6.5 million to $7.5 million, expected to be incurred primarily in the second half of 2018).

During the three months ended March 31, 2018, exit and disposal expense totaled $2.0 million, primarily related to accelerated depreciation and employee termination benefits.
Consolidated Summary
The Company's exit and disposal expense by activity follows:

(in millions)	Three Months Ended March 31,
	2018	2017
Accelerated depreciation	$0.8	$—
Employee severance and benefit arrangements	0.7	2.4
Relocation costs	0.2	0.3
Other restructuring costs	1.4	0.5
Total exit and disposal costs	$3.1	$3.2
The Company's exit and disposal activities expense by segment follows:

(in millions)	Three Months Ended March 31,
	2018	2017
Carlisle Brake & Friction	$2.0	$0.3
Carlisle Interconnect Technologies	1.1	2.3
Carlisle Fluid Technologies	—	0.5
Corporate	—	0.1
Total exit and disposal costs	$3.1	$3.2

The Company's exit and disposal activities expense by financial statement line item follows:

(in millions)	Three Months Ended March 31,
	2018	2017
Cost of goods sold	$2.3	$1.5
Selling and administrative expenses	0.6	1.3
Other operating (income) expense, net	0.2	0.3
Research and development expenses	—	0.1
Total exit and disposal costs	$3.1	$3.2
The Company's change in exit and disposal activities liability follows:

(in millions)	CIT	CFT	CBF	Total
Balance as of January 1, 2018	$4.9	$6.7	$1.5	$13.1
Charges	1.1	—	2.0	3.1
Cash payments	(2.5)	(3.6)	(1.0)	(7.1)
Other adjustments and non-cash settlements	(0.2)	—	(0.8)	(1.0)
Balance as of March 31, 2018	$3.3	$3.1	$1.7	$8.1

The liability of $8.1 million primarily relates to employee severance and benefit arrangements, and is included in accrued expenses on the Condensed Consolidated Balance Sheet.
Note 9—Income Taxes
The effective income tax rate on continuing operations for the three months ended March 31, 2018, was 26.1%. The year-to-date provision for income taxes includes taxes on earnings at an anticipated rate of approximately 24.7%, and a year-to-date discrete tax expense of $1.1 million, primarily relating to expenses from net foreign exchange gains.
The effective income tax rate on continuing operations for the three months ended March 31, 2017, was 31.3% and included a year-to-date net discrete tax benefit of $1.5 million. The change in the rate from March 31, 2017 to March 31, 2018 was primarily caused by the reduction to the statutory United States income tax rate from 35% to 21% as part of the Tax Cuts and Jobs Act (“Tax Act”) signed in December 2017.
The changes included in the Tax Act are broad and complex. As such, on December 22, 2017, the Securities and Exchange Commission (“SEC”) issued SAB 118. SAB 118 expresses views of the SEC regarding ASC Topic 740, Income Taxes in the reporting period that includes the enactment date of the Tax Act. If a company does not have the necessary information available, prepared or analyzed for certain income tax effects of the Tax Act, SAB 118 allows a company to report provisional numbers and adjust those amounts during the measurement period not to extend beyond one year. The Company has recorded provisional amounts for all known and estimable impacts of the Tax Act that are effective for the year ended December 31, 2017. There are no adjustments to the provisional numbers included in the current quarter as calculations have not been finalized nor have there been any changes in the interpretation of the law or additional guidance regarding the law that would materially impact the Company’s provisional amount.
The Company continues to review the anticipated impacts of the global intangible low taxed income (“GILTI”) and Foreign-Derived Intangible Income deduction (“FDII”) on the Company for 2018. The combined forecasted net impact of both GILTI and FDII are not anticipated to be material to the tax rate.
Note 10—Inventories
The summarized components of inventory follows:

(in millions)	March 31, 2018	December 31, 2017
Raw Materials	$187.3	$177.7
Work-in-process	74.7	62.9
Finished goods	261.8	238.5
Reserves	(33.7)	(30.3)
Inventories	$490.1	$448.8

Note 11—Goodwill and Other Intangible Assets, net
As a result of the sale of CFS on March 20, 2018, the Company reclassified $149.7 million of goodwill and $169.4 million of other intangible assets, net allocated to the CFS segment as of December 31, 2017, to discontinued operations within long-term assets on the Condensed Consolidated Balance Sheets.
The changes in the carrying amount of goodwill, net for the three months ended March 31, follows:

(in millions)	CCM	CIT	CFT	CBF (1)	Total
Balance as of December 31, 2017	$544.3	$640.3	$171.0	$96.5	$1,452.1
Goodwill acquired during year (2)	—	—	—	—	—
Measurement period adjustments	1.7	—	—	—	1.7
Currency translation and other	1.3	0.5	1.2	—	3.0
Balance as of March 31, 2018	$547.3	$640.8	$172.2	$96.5	$1,456.8

(1)	CBF goodwill balance as of December 31, 2017, is presented net of accumulated impairment losses of $130.0 million recorded in 2016. No other segments have incurred impairment losses.

(2)	Refer to Note 4 for further information on goodwill resulting from recent acquisitions.
A summary of the Company's other intangible assets, net follows:

	March 31, 2018			December 31, 2017
(in millions)	Acquired Cost	Accumulated Amortization	Net Book Value	Acquired Cost	Accumulated Amortization	Net Book Value
Assets subject to amortization:
Customer relationships	$847.7	$(245.6)	$602.1	$844.8	$(230.8)	$614.0
Technology and intellectual property	236.0	(101.7)	134.3	272.0	(95.6)	176.4
Trade names and other	78.2	(14.7)	63.5	40.1	(9.6)	30.5
Assets not subject to amortization:
Trade names	244.9	—	244.9	244.1	—	244.1
Other intangible assets, net	$1,406.8	$(362.0)	$1,044.8	$1,401.0	$(336.0)	$1,065.0

The net book values of other intangible assets, net by reportable segment follows:

(in millions)	March 31, 2018	December 31, 2017
Carlisle Construction Materials	$316.4	$325.1
Carlisle Interconnect Technologies	336.2	344.5
Carlisle Fluid Technologies	300.9	302.5
Carlisle Brake & Friction	91.3	92.9
Total	$1,044.8	$1,065.0

Note 12—Commitments and Contingencies
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
Environmental Matters
The Company is subject to increasingly stringent environmental laws and regulations, including those relating to air emissions, wastewater discharges, chemical and hazardous waste management, and disposal. Some of these environmental laws hold owners or operators of land or businesses liable for their own and for previous owners’ or operators’ releases of hazardous or toxic substances or wastes. Other environmental laws and regulations require the obtainment of, and compliance with, environmental permits. To date, costs of complying with environmental, health, and safety requirements have not been material, and the Company did not have any significant accruals related to potential future costs of environmental remediation as of March 31, 2018, nor are any an asset retirement obligations recorded as of that date. However, the nature of the Company’s operations and its long history of industrial activities at certain of its current or former facilities, as well as those acquired, could potentially result in material environmental liabilities or asset retirement obligations.
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
Note 13—Long-term Debt
A summary of the Company's long-term debt follows:

(in millions)			Fair Value (1)
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
3.75% Notes due 2027	$600.0	$600.0	$582.6	$607.1
3.5% Notes due 2024	400.0	400.0	391.6	403.7
3.75% Notes due 2022	350.0	350.0	352.3	358.9
5.125% Notes due 2020	250.0	250.0	260.9	264.8
Unamortized discount, debt issuance costs, and other	(13.6)	(13.8)
Total long term-debt	$1,586.4	$1,586.2

(1)
The fair value is estimated based on current yield rates plus the Company’s estimated credit spread available for financings with similar terms and maturities. Based on these inputs, the debt instruments are classified as Level 2 in the fair value hierarchy.

Revolving Credit Facility (the "Facility")
During the three months ended March 31, 2018, there were no borrowings under the Facility. As of March 31, 2018, and December 31, 2017, the Facility had no outstanding balance and $1.0 billion available for use.
Covenants and Limitations
Under the Company’s debt and credit facilities, the Company is required to meet various restrictive covenants and limitations, including limitations on certain leverage ratios, interest coverage, and limits on outstanding debt balances held by certain subsidiaries. The Company was in compliance with all covenants and limitations as of March 31, 2018 and December 31, 2017.
Letters of Credit and Guarantees
During the normal course of business, the Company enters into commitments in the form of letters of credit and bank guarantees to provide financial and performance assurance to third parties. As of March 31, 2018, and December 31, 2017, the Company had $25.9 million and $26.3 million letters of credit and bank guarantees outstanding, respectively. The Company has multiple arrangements to obtain letters of credit, which include an agreement with an unspecified availability and separate agreements for up to $80.0 million in letters of credit, of which $55.9 million was available for use as of March 31, 2018.

Note 14—Defined Benefit Plan
The Company recognizes net periodic benefit cost based on the actuarial analysis performed at the previous year end, adjusted if certain significant events occur during the year.
The components of net periodic benefit cost for the three months ended March 31, follows:

(in millions)	2018	2017
Service cost	$0.8	$0.7
Interest cost	1.4	1.3
Expected return on plan assets	(2.6)	(2.5)
Amortization of unrecognized loss (1)	1.1	0.6
Net periodic benefit cost	$0.7	$0.1

(1)
Includes amortization of unrecognized actuarial (gain) loss and prior service credits and excludes provision for income tax of $(0.3) million and $(0.2) million for the three months ended March 31, 2018 and 2017, respectively.

The components of net periodic benefit cost, other than the service cost component, are included in other non-operating (income) expense, net in the Condensed Consolidated Statements of Income.
Note 15—Standard Product Warranties
The Company offers various standard warranty programs on its products, primarily for certain installed roofing systems, high-performance cables and assemblies, fluid technologies and braking products. The Company’s liability for such warranty programs is included in accrued expenses in the Condensed Consolidated Balance Sheets.
The change in standard product warranty liabilities for the three months ended March 31, follows:

(in millions)	2018	2017
Balance as of January 1	$30.4	$29.1
Current year provision	4.4	4.3
Current year claims	(3.7)	(3.8)
Currency translation	0.2	0.1
Balance as of March 31	$31.3	$29.7

Note 16—Financial Instruments
Foreign Currency Forward Contracts
The Company uses foreign currency forward contracts to hedge a portion of its foreign currency exchange rate exposure to forecasted foreign currency denominated cash flows. These instruments are not held for speculative or trading purposes.
A summary of the Company's designated and non-designated cash flow hedges follows:

	March 31, 2018		December 31, 2017
(in millions)	Fair Value (1)	Notional Value	Fair Value (1)	Notional Value
Designated hedges	$0.1	$16.8	$(0.2)	$22.3
Non-designated hedges	0.9	74.8	0.2	38.6

(1)
The fair value of foreign currency forward contracts is included in other current assets. The fair value was estimated using observable market inputs such as forward and spot prices of the underlying exchange rate pair. Based on these inputs, derivative assets and liabilities are classified as Level 2 in the fair value hierarchy.

For instruments that are designated and qualify as cash flow hedges, the Company had foreign forward contracts with maturities less than one year. The changes in the fair value of the contracts are recorded in accumulated other comprehensive income (loss) on the Condensed Consolidated Statements of Shareholders' Equity and recognized in the same Condensed Consolidated Statements of Income line item as the impact of the hedged item, revenues or cost of goods sold, when the underlying forecasted transaction impacts earnings. Gains and losses on the contracts representing hedge components excluded from the assessment of hedged effectiveness are recognized in the same Condensed Consolidated Statements of Income line item as the hedged item, revenues or cost of goods sold, currently.

The change in accumulated other comprehensive income (loss) related to cash flow hedges for the three months ended March 31, follows:

(in millions)	2018	2017
Balance as of January 1	$(4.0)	$0.9
Other comprehensive income before reclassifications	0.3	0.1
Amounts reclassified from accumulated other comprehensive loss	(0.1)	(0.2)
Other comprehensive income (loss)	0.2	(0.1)
Balance as of March 31	$(3.8)	$0.8

For instruments that are not designated as a cash flow hedge, the Company had foreign exchange contracts with maturities less than one year. The unrealized gains and losses resulting from these contracts were immaterial and are recognized in other non-operating (income) expense, net and partially offset corresponding foreign exchange gains and losses on these balances.
Rabbi Trust
The Company has established a Rabbi Trust to provide for a degree of financial security to cover its obligations associated with its deferred compensation plan. Contributions to the Rabbi Trust by the Company are made at the discretion of management and generally are made in cash and invested in money-market funds. The Company consolidates the Rabbi Trust and therefore includes the investments in its Condensed Consolidated Balance Sheets. As of March 31, 2018 and December 31, 2017, the Company had $14.1 million and $13.2 million of cash, respectively and $4.7 million and $4.0 million of short-term investments, respectively. The short-term investments are measured at fair value using quoted market prices in active markets (i.e., Level 1 measurements) with changes in fair value recorded in net income, and the associated cash flows presented as operating cash flows.

Other Financial Instruments
Other financial instruments include cash and cash equivalents, accounts receivable, net, accounts payable, accrued expenses and long-term debt. The carrying value for cash and cash equivalents, accounts receivable, net, accounts payable and accrued expenses approximates fair value because of their short-term nature and generally negligible credit losses (refer to Note 13 for the fair value of long-term debt).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Carlisle Companies Incorporated ("Carlisle", the "Company", "we", "us" or "our") is a multi-national company that designs, manufactures and sells a wide range of products primarily throughout North America, Western Europe, and the Asia Pacific region. Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide a reader of our financial statements with a narrative from the perspective of Company management. All references to "Notes" refer to our Notes to Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q.
Executive Overview
We are pleased with Carlisle's solid first quarter results, in light of the challenging raw material environment. Carlisle experienced strong organic growth resulting in record first quarter revenues. Our operating income performance was driven by savings from the restructuring and facility rationalization actions taken across our business in 2017, and continued operational improvements and cost savings from the Carlisle Operating System ("COS"). This performance was offset by rising freight and raw material costs at Carlisle Construction Materials ("CCM").
For the past year, Carlisle has expended significant effort and capital to integrate our acquisitions, optimize our global footprint, and drive efficiencies in our businesses. In the first quarter, we saw significant positive signs that those investments are paying off. Accella Holdings LLC, the parent company to Accella Performance Materials Inc. (collectively "Accella") remains on track for stated synergies, Carlisle Fluid Technologies ("CFT") is seeing the benefits of plant closures, Carlisle Interconnect Technologies ("CIT") continues to see strong satellite communication ("SatCom") and aerospace revenue and income growth, and Carlisle Brake & Friction ("CBF") is showing improved leverage as we emerge from the downturn in their end markets. Additionally, and equally important, we experienced slight but meaningful positive price realization in our CCM core markets.
After closing out our 100th anniversary in 2017, the first quarter saw us launch Vision 2025, the cornerstone of our next one hundred years. In Vision 2025, we seek to drive above-market organic growth, build scale in our core businesses by pursuing synergistic acquisitions, further leverage our COS culture to drive efficiencies through all business processes, continue to return cash to shareholders, and invest in attracting, developing, and retaining exceptional talent in order to drive $8 billion of revenue, 20% operating income, and 15% return on invested capital. In the first quarter of 2018, we took the first steps in achieving this vision by delivering organic growth (organic revenue is defined as net sales excluding both sales from acquisitions within the last twelve months and the impact of changes in foreign exchange rates versus the U.S. Dollar) of 8.8%, paying $23.1 million in dividends, repurchasing approximately $129 million of Carlisle shares, increasing research and development spend by 16%, and optimizing our portfolio by completing the divestiture of Carlisle FoodService Products ("CFS") for $750 million. As 2018 continues, we are well-positioned to take advantage of strong global markets and improving fundamentals in our businesses.
Summary of Financial Results

	Three Months Ended March 31,
(in millions, except per share amounts)	2018	2017
Revenues	$984.7	$774.0
Operating income	$94.7	$89.5
Operating margin percentage	9.6%	11.6%
Income from continuing operations	$57.9	$57.9
Income from discontinued operations	$251.7	$3.9
Diluted earnings per share attributable to common shares:
Income from continuing operations	$0.92	$0.88
Income from discontinued operations	$4.02	$0.06

Items affecting comparability: (1)
Impact to operating income	$4.4	$7.0
Impact to income from continuing operations	$3.4	$4.9
Impact on diluted EPS from continuing operations	$0.05	$0.08

(1)
Items affecting comparability primarily include acquisition related costs, exit and disposal costs, facility rationalization costs and gains from divestitures. Tax effect is based on the rate of the jurisdiction where the expense is deductible. Refer to Items Affecting Comparability in this MD&A for further discussion.

First Quarter of 2018 Compared to First Quarter of 2017
Revenues increased in the first quarter of 2018 primarily reflecting contribution from the acquisition of Accella in the CCM segment and higher sales volumes. Increased revenues also reflect favorable foreign currency effects and adoption of Accounting Standards Codification 606, Revenue from Contracts with Customers ("ASC 606") in the first quarter of 2018. Refer to Notes 2 and 7, and Critical Accounting Estimates within this MD&A for further information regarding the impact of adoption of ASC 606.
The increase in operating income and diluted earnings per share from continuing operations in the first quarter of 2018 primarily reflected higher sales volumes and savings from COS, partially offset by raw material and freight cost inflation in the CCM segment. Diluted earnings per share from continuing operations also benefited from a lower effective tax rate due to U.S. tax reform and lower average shares outstanding, partially offset by higher interest expense.
Outlook
For 2018, we now expect total company revenue growth including acquisitions to be in the mid-to-high teens. We continue to expect corporate expense of approximately $70 million, a full year tax rate in the 25-27% range, and net interest expense to be in the $60 million to $70 million range. In addition, we expect our share repurchase program to exceed $250 million in 2018. We remain well-positioned with our liquidity and strong balance sheet to continue to pursue growth opportunities both organically and through acquisitions, while returning value to shareholders.
Disposition
On March 20, 2018, the Company completed the sale of its CFS operations to The Jordan Company for gross proceeds of $754.6 million in cash, subject to certain adjustments. In the first quarter of 2018, CFS generated $0.6 million in operating cash flows and used $8.1 million in investing cash flows, which are included in the Condensed Consolidated Statements of Cash Flows. Refer to Note 5 for additional information regarding discontinued operations.
Acquisitions
On November 1, 2017, we acquired Accella, a specialty polyurethane platform, for total consideration of $671.4 million. Accella offers a wide range of polyurethane products and solutions across a broad diversity of markets and applications. Accella provides an excellent adjacent opportunity into the attractive polyurethane market, which includes spray polyurethane foam and liquid applied roofing. The results of operations of the acquired business are reported within the CCM segment.
On July 3, 2017, we acquired Drexel Metals, Inc., ("Drexel Metals") for consideration of $55.8 million. Drexel Metals is a leading provider of architectural standing seam metal roofing systems for commercial, institutional and residential applications. The results of operations of the acquired business are reported within the CCM segment.
On January 31, 2017, we acquired Arbo Holdings Limited ("Arbo") for consideration of $11.5 million, including the estimated fair value of contingent consideration of $2.5 million. Arbo is a leading provider of sealants, coatings and membrane systems used for waterproofing and sealing buildings and other structures. The results of operations of the acquired business are reported within the CCM segment.
Consolidated Results of Operations
Revenues

(in millions)	Three Months Ended March 31,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2018	2017	Change $	Change %
Revenues	$984.7	$774.0	$210.7	27.2%	15.5%	10.2%	1.5%
The increase in revenues from acquired businesses in the first quarter of 2018 primarily reflected contribution of $118.5 million from the acquisitions of Accella and Drexel in the CCM segment. The increase in sales volume in the first quarter of 2018 primarily reflected, an increase in demand for SatCom and aerospace products at CIT, favorable commercial roofing market conditions for CCM and higher demand for our heavy equipment products at CBF.

Gross Margin

(in millions)	Three Months Ended March 31,
	2018	2017	Change $	Change %
Gross margin	$249.4	$226.1	$23.3	10.3%
Gross margin percentage	25.3%	29.2%
Depreciation and amortization	$26.2	$19.2
The decrease in gross margin percentage (gross margin expressed as a percentage of revenues) in the first quarter of 2018 was driven by unfavorable raw material dynamics and unfavorable changes in mix. Also included in cost of goods sold were exit and disposal costs totaling $2.3 million in the first quarter of 2018, compared with $1.5 million in the first quarter of 2017, primarily at CIT and CBF attributable to our restructuring initiatives. The decrease was partially offset by lower per unit costs resulting from higher capacity utilization as a result of higher sales volume in the CCM segment and savings from COS.
Selling and Administrative Expenses

(in millions)	Three Months Ended March 31,
	2018	2017	Change $	Change %
Selling and administrative expenses	$148.6	$124.9	$23.7	19.0%
As a percentage of revenues	15.1%	16.1%
Depreciation and amortization	$19.3	$14.0
The increase in selling and administrative expense in the first quarter of 2018 primarily reflected acquired selling general and administrative costs from the acquisition of Accella and charges for the facility rationalization and plant restructuring projects at CIT. The selling and administrative costs from the acquired businesses also included non-cash amortization of acquired intangible assets. Refer to Note 8 for further information on exit and disposal activities.
Research and Development Expenses

(in millions)	Three Months Ended March 31,
	2018	2017	Change $	Change %
Research and development expenses	$13.9	$12.0	$1.9	15.8%
As a percentage of revenues	1.4%	1.6%
Depreciation and amortization	$0.4	$0.3
The increase in research and development expenses primarily reflected acquired research and development expenses from the acquisition of Accella and new product development at our CFT, CCM and CIT segments in the first quarter of 2018.
Other Operating (Income) Expense, Net

(in millions)	Three Months Ended March 31,
	2018	2017	Change $	Change %
Other operating (income) expense, net	$(7.8)	$(0.3)	$(7.5)	NM
The increase in other operating (income) expense, net in the first quarter of 2018 primarily reflected the $4.9 million gain on a legal settlement at CCM and $2.0 million of gains on sales of assets primarily at CCM and CFT, compared with first quarter 2017.
Operating Income

(in millions)	Three Months Ended March 31,
	2018	2017	Change $	Change %
Operating income	$94.7	$89.5	$5.2	5.8%
Operating margin percentage	9.6%	11.6%
The decrease in operating margin percentage in the first quarter of 2018 primarily reflected the aforementioned decrease in gross margin percentage, acquired selling, general and administrative costs from Accella, partially offset by other operating income from legal settlements and gains on sales of assets. Refer to Segment Results of Operations within this MD&A for further information related to segment operating income results.
Interest Expense, Net

(in millions)	Three Months Ended March 31,
	2018	2017	Change $	Change %
Interest expense	$15.4	$6.8
Interest income	(0.9)	(0.2)
Interest expense, net	$14.5	$6.6	$7.9	119.7%
The increase in interest expense, net during the first quarter of 2018, primarily reflected the interest on the $600.0 million of notes with a stated interest rate of 3.75% and $400.0 million of notes with a stated interest rate of 3.5% that were issued in November 2017.
Other Non-operating (Income) Expense, Net

(in millions)	Three Months Ended March 31,
	2018	2017	Change $	Change %
Other non-operating (income) expense, net	$1.9	$(1.4)	$3.3	NM
The increase in other-non operating (income) expense, net reflected the weakening of the U.S. Dollar and related changes in foreign exchange losses, compared with the first quarter of 2017.
Income Taxes

(in millions)	Three Months Ended March 31,
	2018	2017	Change $	Change %
Provision for income taxes	$20.4	$26.4	$(6.0)	(22.7)%
Effective tax rate	26.1%	31.3%
The effective income tax rate on continuing operations for the first quarter of 2018 was 26.1%. The year-to-date provision for income taxes includes taxes on earnings at an anticipated annual rate of approximately 24.7%, and a year-to-date discrete tax expense of $1.1 million, primarily relating to expenses from net foreign exchange gains.
The effective income tax rate on continuing operations for the first quarter of 2017, was 31.3% and included a year-to-date net discrete tax benefit of $1.5 million. The change in the rate from the first quarter of 2017 to the first quarter of 2018 was primarily caused by the reduction to the statutory United States income tax rate from 35% to 21% as part of the Tax Cuts and Jobs Act ("Tax Act") signed in December 2017.
The changes included in the Tax Act are broad and complex. As such, on December 22, 2017, the Securities and Exchange Commission (“SEC”) issued SAB 118. SAB 118 expresses views of the SEC regarding ASC Topic 740, Income Taxes in the reporting period that includes the enactment date of the Tax Act. If a company does not have the necessary information available, prepared or analyzed for certain income tax effects of the Tax Act, SAB 118 allows a company to report provisional numbers and adjust those amounts during the measurement period not to extend beyond one year. We have recorded provisional amounts for all known and estimable impacts of the Tax Act that are effective for the year ended December 31, 2017. There are no adjustments to the provisional numbers included in the current quarter, as calculations have not been finalized nor have there been any changes in the interpretation of the law or additional guidance regarding the law that would materially impact our provisional amount.

We continue to review the anticipated impacts of the global intangible low taxed income (“GILTI”) and Foreign-Derived Intangible Income deduction (“FDII”) on the Company for 2018. The combined forecasted net impact of both GILTI and FDII are not anticipated to be material to the tax rate.

Income from Discontinued Operations

(in millions)	Three Months Ended March 31,
	2018	2017	Change $	Change %
Income from discontinued operations before taxes	$299.0	$6.2
Provision for income taxes	47.3	2.3
Income from discontinued operations	$251.7	$3.9	$247.8	NM
The increase in income from discontinued operations includes the pre-tax gain on sale of CFS totaling $293.8 million. Excluding the gain on sale, income from discontinued operations decreased $1.0 million, which reflects activity from January 1, 2018 through March 20, 2018, the date that the sale of CFS was completed, compared with the full first quarter of 2017.
Segment Results of Operations
Carlisle Construction Materials ("CCM")

(in millions)	Three Months Ended March 31,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2018	2017	Change $	Change %
Revenues	$598.6	$446.1	$152.5	34.2%	26.9%	6.3%	1.0%
Operating income	$75.8	$80.7	$(4.9)	(6.1)%
Operating margin percentage	12.7%	18.1%
Depreciation and amortization	$19.1	$8.7
Items affecting comparability (1)	$(1.8)	$0.6

(1)
Items affecting comparability include gains from divestitures of $(1.8) million in first quarter of 2018, and acquisition related costs of $0.6 million in first quarter of 2017, refer to Items Affecting Comparability.

CCM’s revenue growth in the first quarter of 2018 primarily reflected revenue contributions from the acquisitions of Accella and Drexel. Organic revenue growth primarily reflected higher volume associated with favorable U.S. commercial construction market conditions.
CCM’s operating income and operating margin percentage decrease in the first quarter of 2018 was driven by rising raw material and freight costs, and unfavorable mix.

Outlook
We now expect CCM revenues to grow in the low twenty percent range in 2018, including contributions from acquisitions, with organic growth in the mid-single digits.
CCM’s revenues and operating income are generally higher in the second and third quarters of the year due to increased construction activity during these periods. CCM’s commercial roofing business is comprised predominantly of revenues from reroofing, which derives demand from a large base of installed roofs requiring replacement in a given year, and less extensively from roofing for new commercial construction. Demand for commercial insulation products is also driven by increased enforcement of building codes related to energy efficiency. Growth in demand in the commercial construction market can be negatively impacted by changes in fiscal policy and increases in interest rates. The availability of labor to fulfill installations may also be a constraint on growth in the commercial roofing market.
CCM’s ability to increase current selling price and volume levels is subject to significant competition, in particular from competitors that have added manufacturing capacity of commercial roofing and commercial insulation products. Raw material input costs are expected to increase moderately from current levels due to crude oil and related commodity pricing. Also, selling price pressure could negatively impact CCM's ability to maintain recent operating income margin levels or obtain incremental operating margin.
Carlisle Interconnect Technologies ("CIT")
We initiated plans to relocate certain of our medical manufacturing operations in Shenzhen, China to a new manufacturing operation in Dongguan, China. We also substantially completed the relocation of certain of our aerospace manufacturing operations in Littleborough, United Kingdom to an existing manufacturing operation. As a result of these efforts, focused on improving operational efficiencies throughout the business, we anticipate continuing costs related to plant restructuring and facility rationalization throughout 2018. Refer to Note 8 for further information regarding exit and disposal activities.

(in millions)	Three Months Ended March 31,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2018	2017	Change $	Change %
Revenues	$224.3	$194.2	$30.1	15.5%	—%	15.3%	0.2%
Operating income	$27.2	$21.5	$5.7	26.5%
Operating margin percentage	12.1%	11.1%
Depreciation and amortization	$14.6	$13.4
Items affecting comparability (1)	$2.6	$4.3

(1)
Items affecting comparability include exit and disposal and facility rationalization costs ($2.6 million in first quarter of 2018 and $4.3 million in first quarter of 2017), refer to Items Affecting Comparability.

CIT's revenue increased in the first quarter of 2018 primarily reflecting increased volumes as a result of recovery from 2017 challenges, driven largely by the SatCom and aerospace markets. CIT's revenue also reflected an increase of $11.0 million related to the adoption of ASC 606.
CIT’s operating income and operating margin percentage increase in the first quarter of 2018 was primarily related to higher volumes, COS initiatives and lower restructuring and facility rationalization costs. CIT's operating income also reflected an increase of $4.1 million related to the adoption of ASC 606.

Refer to Notes 2 and 7, and Critical Accounting Estimates within this MD&A for further information regarding the impact of adoption of ASC 606.

Outlook
The longer term outlook in the commercial aerospace market remains favorable with a strong delivery cycle for new commercial aircraft expected over the next several years. The outlook for the market for in-flight entertainment and connectivity ("IFEC") applications also remains positive on increasing demand for on-board connectivity applications used in both installed aircraft seating and through personal mobile devices using wireless connectivity (Wi‑Fi) access.
CIT is actively pursuing new products, customers and complementary technologies to support its expansion into the growing healthcare technology market. The medical technology markets in which CIT competes are experiencing vendor consolidation trends among larger medical original equipment manufacturer's ("OEM’s"), to whom CIT offers improved product verification capabilities and value‑added vertical integration through its multiple product offerings.
We now expect CIT revenues to exceed ten percent growth in 2018.
Carlisle Fluid Technologies ("CFT")
Driven by focus on improving operational efficiencies throughout the business, we initiated facility consolidation efforts in the third quarter of 2017. These plans involved exiting our manufacturing operations in Brazil and Mexico, exiting the systems sales business in Germany, and relocating the manufacturing operations currently in Angola, Indiana, to our existing Bournemouth, United Kingdom, manufacturing operations. As of March 31, 2018, all facility closures were completed and production moved to either our Jackson, Tennessee, or Bournemouth facilities. Refer to Note 8 for further information regarding exit and disposal activities.

(in millions)	Three Months Ended March 31,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2018	2017	Change $	Change %
Revenues	$63.5	$60.5	$3.0	5.0%	—%	(0.1)%	5.1%
Operating income	$5.7	$4.9	$0.8	16.3%
Operating margin percentage	9.0%	8.1%
Depreciation and amortization	$5.4	$5.4
Items affecting comparability (1)	$0.5	$0.5

(1)
Items affecting comparability include exit and disposal and facility rationalization costs ($0.7 million in first quarter of 2018 and $0.5 million in first quarter of 2017) and gains from divestitures ($(0.2) million in first quarter of 2018), refer to Items Affecting Comparability.

CFT's revenue growth in the first quarter of 2018 primarily reflected favorable foreign currency exchange rates. CFT experienced strong revenue growth in the transportation and general industrial markets, offset by the decision to exit low margin revenue related to our factory consolidations.
CFT’s operating income and operating margin percentage increase for the first quarter of 2018 primarily reflected price realization and savings from COS.

Outlook
The longer term outlook in the transportation and general industrial markets remains steady with a stable backlog of systems and standard products expected over the next year. We expect the opportunity for growth in the Asia-Pacific markets to continue to increase in conjunction with the expanding powder opportunities.
We continue to expect CFT revenues to grow mid-single digits in 2018.
Carlisle Brake & Friction ("CBF")
In 2017, we announced that we would exit our manufacturing operations in Tulsa, Oklahoma, and relocate the majority of those operations to our existing manufacturing facility in Medina, Ohio. This action is expected to continue through 2018. Refer to Note 8 for further information.
As part of the relocation effort, we are also investing additional capital in our Medina, Ohio facility. The capital investment is anticipated to approximate $16.0 million to $19.0 million to expand the facility and between $15.0 million to $16.0 million to purchase new, more efficient equipment to replace equipment not being relocated.

(in millions)	Three Months Ended March 31,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2018	2017	Change $	Change %
Revenues	$98.3	$73.2	$25.1	34.3%	—%	28.5%	5.8%
Operating income	$4.5	$1.2	$3.3	275.0%
Operating margin percentage	4.6%	1.6%
Depreciation and amortization	$6.1	$5.3
Items affecting comparability (1)	$2.0	$0.3

(1)
Items affecting comparability and include exit and disposal and facility rationalization costs ($2.0 million in the first quarter of 2018 and $0.3 million in first quarter of 2017), refer to Items Affecting Comparability.

CBF’s revenue growth in the first quarter of 2018 primarily reflected a continued recovery in off-highway vehicle markets, especially the key end markets of construction, agriculture, and mining.
CBF’s operating income and operating margin percentage increased in the first quarter of 2018 primarily reflecting higher sales volumes. The increase was partially offset by higher restructuring and facility rationalization costs, associated with the exit of our Tulsa, Oklahoma manufacturing operations.

Outlook
We remain cautiously optimistic that CBF has emerged from the bottom of the cycle in our key end-markets and is seeing continued recovery. CBF is aggressively realigning its cost structure through plant consolidations and seeking to realize associated savings.
We now expect CBF revenues to grow in the mid-teens in 2018.

Liquidity and Capital Resources
A summary of our cash and cash equivalents by region follows:

(in millions)	March 31, 2018	December 31, 2017
Europe	$33.2	$38.1
China	28.7	17.6
Asia Pacific region (excluding China)	10.9	21.0
Other international regions	22.8	21.7
Non-U.S. subsidiaries cash and cash equivalents	95.6	98.4
U.S. subsidiaries cash and cash equivalents	883.5	279.9
Cash and cash equivalents	$979.1	$378.3
We maintain liquidity sources primarily consisting of cash and cash equivalents as well as availability under the Facility. Cash generated by operations is our primary source of liquidity. Another potential source of liquidity is access to public capital markets via our automatic registration statement on Form S-3 filed November 8, 2017, subject to market conditions at that time. The increase in cash and cash equivalents compared to December 31, 2017, was primarily related to the cash consideration received for the disposition of CFS, which was completed on March 20, 2018. During the first quarter of 2018, we utilized cash on hand and generated through operations to fund share repurchases and capital expenditures.
Cash held by subsidiaries in China is subject to local laws and regulations that require government approval for conversion of such cash to and from U.S. Dollars, as well as for transfer of such cash to entities that are outside of China.
In December 2017, the U.S. enacted comprehensive tax legislation that included significant changes to existing tax law including, among other things, a reduction to the U.S. federal corporate income tax rate from 35% to 21% and a one-time tax on deferred foreign income. As a result, we changed our indefinite reinvestment assertions due to the impact of tax reform and recorded a deferred tax liability of $7.9 million in the fourth quarter of 2017 related to cash repatriation primarily related to foreign withholding taxes. We expect the “Tax Cuts and Jobs Act” will allow greater flexibility in deploying our foreign cash in future years.
We believe we have sufficient financial resources to meet our business requirements for at least the next 12 months, including capital expenditures for worldwide manufacturing, working capital requirements, dividends, common stock repurchases, acquisitions and strategic investments.
We also anticipate we will have sufficient cash on hand, as well as available liquidity under our revolving credit facility, to pay outstanding principal balances of our existing notes by the respective maturity dates. We intend to obtain additional liquidity by accessing the capital markets to repay the outstanding balance if these sources of liquidity have been used for other strategic purposes by the time of maturity. Refer to Debt Instruments below.
Sources and Uses of Cash and Cash Equivalents

	Three Months Ended March 31,
(in millions)	2018	2017
Net cash provided by operating activities	$33.2	$31.9
Net cash provided by (used in) investing activities	715.0	(256.2)
Net cash used in financing activities	(148.0)	(28.1)
Effect of foreign currency exchange rate changes on cash	1.9	1.1
Change in cash and cash equivalents	$602.1	$(251.3)

Operating Activities
We generated operating cash flows totaling $33.2 million for the first three months of 2018 (including working capital uses of $84.5 million), compared with $31.9 million for the first three months of 2017 (including working capital uses of $80.0 million). Higher operating cash flows in the first three months of 2018 primarily reflect higher operating income.

Investing Activities
Cash provided by investing activities of $715.0 million for the first three months of 2018 primarily reflects the sale of CFS for gross proceeds of $754.6 million, partially offset by capital expenditures of $42.5 million. Cash used in investing activities of $256.2 million for the first three months of 2017 primarily reflected the acquisitions of San Jamar in the CFS segment for $213.7 million, net of cash acquired, and Arbo in the CCM segment for $7.7 million, net of cash acquired, and capital expenditures of $30.4 million.
Financing Activities
Cash used in financing activities of $148.0 million in the first three months of 2018 primarily reflected $122.0 million of share repurchases and dividend payments of $23.1 million, reflecting the increased dividend of $0.37 per share. Cash used in financing activities during the first three months of 2017 primarily reflected dividend payments of $22.7 million.
Outlook
Our priorities for the use of cash are to invest in growth and performance improvement opportunities for our existing businesses through capital expenditures, pursue strategic acquisitions that meet shareholder return criteria, pay dividends to shareholders and return value to shareholders through share repurchases.
Debt Instruments
Senior Notes
We have senior unsecured notes outstanding of $250.0 million due 2020 (at a stated interest rate of 5.125%), $350.0 million due 2022 (at a stated interest rate of 3.75%), $400.0 million due 2024 (at a stated interest rate of 3.5%) and $600.0 million due 2027 (at a stated interest rate of 3.75%) that are rated BBB by Standard & Poor’s and Baa2 by Moody’s.
Revolving Credit Facility (the "Facility")
During first quarter of 2018, we had no borrowings or repayments under the Facility. As of March 31, 2018, the Facility had no outstanding balance and $1.0 billion available for use.
We are required to meet various restrictive covenants and limitations under our senior notes and revolving credit facility including certain leverage ratios, interest coverage ratios and limits on outstanding debt balances held by certain subsidiaries. We were in compliance with all covenants and limitations as of March 31, 2018 and December 31, 2017.
Refer to Note 13 for further information on our debt instruments.
Critical Accounting Estimates
In preparing the Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the U.S., the Company’s management must make informed decisions which impact the reported amounts and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and assumptions on which to base estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to revenue recognition, extended product warranties, goodwill and indefinite-lived intangible assets, valuation of long-lived assets and income taxes on an ongoing basis. The Company bases its estimates on historical experience, terms of existing contracts, our observation of trends in the industry, information provided by our customers and information available from other outside sources, that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Management believes the critical accounting estimates described in "Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company’s 2017 Form 10-K, as updated below, are the most important to the fair presentation of the Company’s financial conditions and results of operations. These estimates require management’s most significant judgments in the preparation of our Condensed Consolidated Financial Statements.
Revenue Recognition
Beginning January 1, 2018, the Company began recognizing revenues under the guidance in ASC 606. Revenue is recognized when obligations under the terms of a contract with a customer are satisfied; generally this occurs with the transfer of control of the Company’s products or services. Revenue is measured as the amount of total consideration expected to be received in exchange for transferring goods or providing services. Total expected consideration, in certain cases, is estimated at each reporting period, including interim periods, and is subject to change with variability dependent on future events, such as customer behavior related to future purchase volumes, returns, early payment discounts and other customer allowances. Estimates for rights of return, discounts and rebates to customers and other adjustments for variable consideration are provided for at the time of sale as a deduction to revenue, based on an analysis of historical experience and actual sales data. Changes in these estimates are reflected as an adjustment to revenue in the period identified. Sales, value added and other taxes collected concurrently with revenue-producing activities are excluded from revenue.
The Company receives payment at the inception of the contract for separately priced extended service warranties, and revenue is deferred and recognized on a straight-line basis over the life of the contracts. The term of these warranties range from five to 40 years. The weighted average life of the contracts as of March 31, 2018, is approximately 19 years.
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
The components of items affecting comparability follows:

(in millions, except per share amounts)	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	Impact to Operating Income	Impact to Income from Continuing Operations	Impact to Diluted EPS from Continuing Operations	Impact to Operating Income	Impact to Income from Continuing Operations	Impact to Diluted EPS from Continuing Operations
Exit and disposal costs	3.1	2.4	0.04	3.2	2.2	0.03
Other facility rationalization costs	2.2	1.7	0.02	2.0	1.5	0.03
Acquisition related costs:
Inventory step-up amortization	—	—	—	0.5	0.4	0.01
Other acquisition costs	1.1	0.8	0.01	1.3	0.8	0.01
(Gains) losses from divestitures	(2.0)	(1.5)	(0.02)	—	—	—
Total items affecting comparability	$4.4	$3.4	$0.05	$7.0	$4.9	$0.08
The tax effect of items affecting comparability is based on the statutory rate in the jurisdiction in which the expense or income is deductible or taxable. The per share impact of items affecting comparability to each period is based on diluted shares outstanding using the two-class method (refer to Note 6).
Forward-Looking Statements
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally use words such as "expect," "foresee," "anticipate," "believe," "project," "should," "estimate," "will," "plans", "intends", "forecast" and similar expressions, and reflect our expectations concerning the future. Such statements are made based on known events and circumstances at the time of publication, and as such, are subject in the future to unforeseen risks and uncertainties. It is possible that our future performance may differ materially from current expectations expressed in these forward-looking statements, due to a variety of factors such as: increasing price and product/service competition by foreign and domestic competitors, including new entrants; technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; our mix of products/services; increases in raw material costs which cannot be recovered in product pricing; domestic and foreign governmental and public policy changes including environmental and industry regulations; threats associated with and efforts to combat terrorism; protection and validity of patent and other intellectual property rights; the successful integration and identification of our strategic acquisitions; the cyclical nature of our businesses; and the outcome of pending and future litigation and governmental proceedings. In addition, such statements could be affected by general industry and market conditions and growth rates, the condition of the financial and credit markets, and general domestic and international economic conditions including interest rate and currency exchange rate fluctuations. Further, any conflict in the international arena may adversely affect general market conditions and our future performance. We undertake no duty to update forward-looking statements.
Item 3. Quantitative and Qualitative Disclosure about Market Risk
There have been no material changes in the Company’s market risk for the three months ended March 31, 2018. For additional information, refer to "PART II—Item 7A. Quantitative and Qualitative Disclosures About Market Risk" of the Company’s 2017 Annual Report on Form 10-K.
Item 4. Controls and Procedures
(a) Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation and as of March 31, 2018, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.
(b) During the first quarter of 2018, the Company implemented internal controls to ensure they adequately evaluated contracts and properly assessed the impact of the new accounting standard related to revenue recognition on the Condensed Consolidated Financial Statements to facilitate their adoption on January 1, 2018. However, there were no significant changes to the Company's internal control over financial reporting due to the adoption of the new standard.
During fourth quarter of 2017, the Company completed its acquisition of Accella Holdings LLC, the parent company to Accella Performance Materials Inc. (collectively "Accella"). This acquisition is material to the Company's results of operations, financial position and cash flows. As of March 31, 2018 the assets of Accella represented 14.5 percent of total assets, and for the three months ended March 31, 2018 revenues from Accella represented 10.8 percent of total revenues. Refer to Note 4 for additional information regarding the Accella acquisition.
The Company is currently in the process of integrating Accella, including internal controls and procedures and extending its Sarbanes-Oxley Act Section 404 compliance program to include Accella. The Company anticipates a successful integration of Accella's operations and internal controls and procedures and will continue to evaluate its internal control over financial reporting as the Company executes integration activities. The Company's assessment of the effectiveness of controls and procedures for the year ended December 31, 2018, will include Accella.
With the exception of the adoption of the new accounting standard and integration activities described above, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II
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
Item 1A. Risk Factors
During the three months ended March 31, 2018, there were no material changes to the risk factors disclosed in "PART I—Item 1A. Risk Factors" of the Company’s 2017 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the repurchase of common stock during the three months ended March 31, 2018:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 2018	285,126	$116.00	234,974	1,881,177
February 2018	392,448	106.85	391,000	6,490,177
March 2018	565,029	104.94	561,869	5,928,308
Total	1,242,603		1,187,843

(1)
Represents the number of shares that can be repurchased under the Company’s stock repurchase program. On February 6, 2018, the Board approved an increase in the Company's stock repurchase for up to 13.7 million shares.

The Company may also reacquire shares outside of the repurchase program from time to time in connection with the forfeiture of shares in satisfaction of tax withholding obligations from the vesting of share-based compensation. There were 54,760 shares reacquired in transactions outside of the share repurchase program during the three months ended March 31, 2018.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number		Filed with this Form 10-Q	Incorporated by Reference
	Exhibit Title		Form	File No.	Date Filed
2.1*	Stock Purchase Agreement, dated as of January 31, 2018, by and among Carlisle, LLC, Carlisle Foodservice Products, Incorporated, CFSP Acquisition Corp. and Carlisle Companies Incorporated.		8-K	001-9278	2/2/2018
3.1	Restated Certificate of Incorporation of the Company.		10-Q	001-9278	10/21/2015
3.2	Amended and Restated Bylaws of the Company.		8-K	001-9278	12/14/2015
4.1P	Form of Trust Indenture between the Company and Fleet National Bank.		S-3	333-16785	11/26/1996
4.2
First Supplemental Indenture, dated as of August 18, 2006, among the Company, U.S. Bank National Association (as successor to State Street Bank and Trust Company, as successor to Fleet National Bank) and The Bank of New York Mellon Trust Company, N.A.
			8-K	001-9278	8/18/2006
4.3
Second Supplemental Indenture, dated as of December 9, 2010, among the Company, U.S. Bank National Association (as successor to State Street Bank and Trust Company, as successor to Fleet National Bank) and The Bank of New York Mellon Trust Company, N.A.
			8-K	001-9278	12/10/2010
4.4
Third Supplemental Indenture, dated as of November 20, 2012, among the Company, U.S. Bank National Association (as successor to State Street Bank and Trust Company, as successor to Fleet National Bank) and The Bank of New York Mellon Trust Company, N.A.
			8-K	001-9278	11/20/2012
4.5	Form of 3.500% Notes due 2024.		8-K	001-9278	11/16/2017
4.6	Form of 3.750% Notes due 2027.		8-K	001-9278	11/16/2017
10.1	Form of Trademark License Agreement between Carlisle Intangible Company, LLC and Carlisle FoodService Products, Incorporated.		8-K	001-9278	2/2/2018
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	X
32.1	Section 1350 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
* Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementary to the Securities and Exchange Commission upon request.
P Indicates paper filing.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Carlisle Companies Incorporated

April 27, 2018
By: /s/ Robert M. Roche
Name: Robert M. Roche
Title: Vice President and Chief Financial Officer