Form 10-Q
period 2018-06-30
CARLISLE COMPANIES INC
filed 2018-07-26
CIK 790051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Yes  ☐  No  ☒

On July 19, 2018, there were 59,736,717 shares of the registrant's common stock outstanding, par value $1.00 per share.

Carlisle Companies Incorporated

PART I
Item 1. Financial Statements
Carlisle Companies Incorporated
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except share and per share amounts)	2018	2017	2018	2017
Revenues	$1,236.1	$983.9	$2,220.8	$1,757.9

Cost of goods sold	903.9	697.4	1,639.2	1,245.3
Selling and administrative expenses	159.9	127.0	308.5	251.9
Research and development expenses	14.2	13.1	28.1	25.1
Other operating (income) expense, net	(1.6)	0.1	(9.4)	(0.2)
Operating income	159.7	146.3	254.4	235.8
Interest expense, net	14.2	7.0	28.7	13.6
Other non-operating (income) expense, net	(0.7)	(0.4)	1.2	(1.8)
Income from continuing operations before income taxes	146.2	139.7	224.5	224.0
Provision for income taxes	31.5	45.0	51.9	71.4
Income from continuing operations	114.7	94.7	172.6	152.6

Discontinued operations:
(Loss) income before income taxes	(1.3)	12.1	297.7	18.3
(Benefit) provision for income taxes	(0.3)	4.5	47.0	6.8
(Loss) income from discontinued operations	(1.0)	7.6	250.7	11.5
Net income	$113.7	$102.3	$423.3	$164.1

Basic earnings per share attributable to common shares:
Income from continuing operations	$1.88	$1.47	$2.80	$2.35
(Loss) income from discontinued operations	(0.02)	0.12	4.07	0.18
Basic earnings per share	$1.86	$1.59	$6.87	$2.53

Diluted earnings per share attributable to common shares:
Income from continuing operations	$1.87	$1.46	$2.78	$2.34
(Loss) income from discontinued operations	(0.02)	0.12	4.04	0.18
Diluted earnings per share	$1.85	$1.58	$6.82	$2.52

Average shares outstanding (in thousands):
Basic	60,641	63,746	61,159	64,048
Diluted	61,059	64,140	61,593	64,473

Dividends declared and paid per share	$0.37	$0.35	$0.74	$0.70

Comprehensive income:
Net income	$113.7	$102.3	$423.3	$164.1
Other comprehensive income (loss)
Foreign currency translation	(35.4)	19.8	(13.2)	31.2
Accrued post-retirement benefit liability, net of tax	1.1	0.4	2.0	0.8
Other, net of tax	0.3	(0.6)	0.5	(0.7)
Other comprehensive income (loss)	(34.0)	19.6	(10.7)	31.3
Comprehensive income	$79.7	$121.9	$412.6	$195.4
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated
Condensed Consolidated Balance Sheets (Unaudited)

(in millions, except share and per share amounts)	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$762.4	$378.3
Receivables, net of allowance of $5.6 million and $6.5 million, respectively	841.6	625.7
Inventories	491.2	448.8
Prepaid expenses	19.9	21.7
Other current assets	54.3	73.6
Discontinued operations	—	96.5
Total current assets	2,169.4	1,644.6

Property, plant, and equipment, net	752.5	731.1
Goodwill, net	1,448.0	1,452.1
Other intangible assets, net	1,019.2	1,065.0
Other long-term assets	39.1	34.9
Discontinued operations	—	372.1
Total assets	$5,428.2	$5,299.8

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$415.6	$332.1
Accrued expenses	253.5	257.8
Deferred revenue	31.3	27.8
Discontinued operations	—	40.9
Total current liabilities	700.4	658.6

Long-term liabilities:
Long-term debt	1,586.9	1,586.2
Deferred revenue	193.1	188.0
Other long-term liabilities	275.5	288.7
Discontinued operations	—	50.0
Total long-term liabilities	2,055.5	2,112.9

Shareholders' equity:
Preferred stock, $1 par value per share (5,000,000 shares authorized and unissued)	—	—
Common stock, $1 par value per share (200,000,000 shares; 59,817,890 and 61,839,734 shares outstanding, respectively)	78.7	78.7
Additional paid-in capital	365.8	353.7
Deferred compensation equity	7.8	10.4
Treasury shares, at cost (18,668,973 and 16,613,193 shares, respectively)	(888.6)	(649.6)
Accumulated other comprehensive loss	(102.9)	(85.7)
Retained earnings	3,211.5	2,820.8
Total shareholders' equity	2,672.3	2,528.3
Total liabilities and equity	$5,428.2	$5,299.8
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(in millions)	2018	2017
Operating activities:
Net income	$423.3	$164.1
Reconciliation of net income to net cash provided by operating activities:
Depreciation	43.8	40.2
Amortization	53.5	38.9
Stock-based compensation, net of tax benefit	13.4	7.3
Deferred taxes	(8.9)	(1.5)
Gain on sale of discontinued operation, net of tax	(247.6)	—
Other operating activities, net	(9.4)	7.9
Changes in assets and liabilities, excluding effects of acquisitions:
Receivables	(194.9)	(167.6)
Inventories	(60.2)	(38.7)
Prepaid expenses and other assets	3.2	6.4
Accounts payable	66.3	71.7
Accrued expenses	(91.1)	(6.8)
Deferred revenues	8.7	13.1
Other long-term liabilities	(2.9)	(0.3)
Net cash (used in) provided by operating activities	(2.8)	134.7

Investing activities:
Proceeds from sale of discontinued operation	754.6	—
Capital expenditures	(66.9)	(66.1)
Acquisitions, net of cash acquired	(19.3)	(225.9)
Other investing activities, net	5.7	0.1
Net cash provided by (used in) investing activities	674.1	(291.9)

Financing activities:
Proceeds from revolving credit facility	—	263.0
Repayments of revolving credit facility	—	(153.0)
Repurchases of common stock	(235.7)	(150.0)
Dividends paid	(45.6)	(45.8)
Withholding tax paid related to stock-based compensation	(9.6)	(8.1)
Proceeds from exercise of stock options	5.0	3.5
Net cash used in financing activities	(285.9)	(90.4)

Effect of foreign currency exchange rate changes on cash and cash equivalents	—	2.1
Change in cash and cash equivalents	385.4	(245.5)
Less: change in cash and cash equivalents of discontinued operations	(1.3)	(3.7)
Cash and cash equivalents at beginning of period	378.3	385.3
Cash and cash equivalents at end of period	$762.4	$136.1
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated
Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

	Common Stock		Additional Paid-In Capital	Deferred Compensation Equity	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Shares in Treasury		Total Shareholders' Equity
(in millions, except per share amounts)	Shares	Amount					Shares	Cost
Balance as of December 31, 2016	64.3	$78.7	$335.3	$10.3	$(122.2)	$2,547.4	14.2	$(382.6)	$2,466.9
Net income	—	—	—	—	—	164.1	—	—	164.1
Other comprehensive income, net of tax	—	—	—	—	31.3	—	—	—	31.3
Cash dividends - $0.70 per share	—	—	—	—	—	(45.8)	—	—	(45.8)
Repurchases of common stock	(1.5)	—	—	—	—	—	1.5	(150.0)	(150.0)
Issuances and deferrals, net for stock based compensation (1)	0.2	—	6.3	2.8	—	—	(0.2)	(3.1)	6.0
Balance as of June 30, 2017	63.0	$78.7	$341.6	$13.1	$(90.9)	$2,665.7	15.5	$(535.7)	$2,472.5

Balance as of December 31, 2017	61.8	$78.7	$353.7	$10.4	$(85.7)	$2,820.8	16.6	$(649.6)	$2,528.3
Adoption of accounting standards (2)	—	—	—	—	(6.5)	13.0	—	—	6.5
Net income	—	—	—	—	—	423.3	—	—	423.3
Other comprehensive loss, net of tax	—	—	—	—	(10.7)	—	—	—	(10.7)
Cash dividends - $0.74 per share	—	—	—	—	—	(45.6)	—	—	(45.6)
Repurchases of common stock	(2.2)	—	—	—	—	—	2.2	(240.6)	(240.6)
Issuances and deferrals, net for stock based compensation (1)	0.2	—	12.1	(2.6)	—	—	(0.2)	1.6	11.1
Balance as of June 30, 2018	59.8	$78.7	$365.8	$7.8	$(102.9)	$3,211.5	18.6	$(888.6)	$2,672.3

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
A majority of the Company's revenues continue to be recognized when products are shipped from its manufacturing facilities or delivered to the customer, depending on shipping terms. For certain highly customized product contracts in the Carlisle Interconnect Technologies segment, revenue was previously recognized as billed, at the point products were shipped and title and associated risk and rewards of ownership passed to the customer. In accordance with ASC

606, the Company now recognizes revenue over time, for those highly customized products, using the input method as products are manufactured.
A summary of the effects of adopting ASC 606 on the Condensed Consolidated Financial Statements follows:

	Three Months Ended June 30, 2018
(in millions)	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Condensed Consolidated Statement of Income
Revenues	$1,236.1	$1,227.1	$9.0
Cost of goods sold	903.9	896.9	7.0
Operating income	159.7	157.7	2.0
Provision for income taxes	31.5	31.0	0.5
Income from continuing operations	114.7	113.2	1.5
Net income	113.7	112.2	1.5

	Six Months Ended June 30, 2018
(in millions)	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Condensed Consolidated Statement of Income
Revenues	$2,220.8	$2,200.8	$20.0
Cost of goods sold	1,639.2	1,625.3	13.9
Operating income	254.4	248.3	6.1
Provision for income taxes	51.9	50.4	1.5
Income from continuing operations	172.6	168.0	4.6
Net income	423.3	418.7	4.6

	June 30, 2018
(in millions)	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Condensed Consolidated Balance Sheet
Receivables	$841.6	$799.6	$42.0
Inventories	491.2	519.5	(28.3)
Other current assets	54.3	53.4	0.9
Accrued expenses	253.5	252.0	1.5
Other long-term liabilities	275.5	273.5	2.0
Retained earnings	3,211.5	3,205.0	6.5

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
On January 1, 2018, the Company adopted ASU 2017-07 using a retrospective approach for the presentation in the Condensed Consolidated Statement of Income to include only the service cost component of net periodic pension costs and net periodic postretirement benefit cost in operating income. The Company elected to use, as a practical expedient, the amounts disclosed in its defined benefit plan note for the prior comparative period as the estimation basis for applying the retrospective presentation requirements. As a result of adopting ASU 2017-07, net periodic benefit income for the non-service cost components of $(0.6) million and $(1.2) million was reclassified from other operating (income) expense, net to other non-operating (income) expense, net for the three and six months ended June 30, 2017.
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
New Accounting Standards Issued But Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02") which requires lessees to recognize a lease liability for the obligation to make lease payments, measured at the present value on a discounted basis, and a right-of-use ("ROU") asset for the right to use the underlying asset for the duration of the lease term, measured at the lease liability amount adjusted for lease prepayments, lease incentives received, and initial direct costs. The lease liability and ROU asset are recognized in the balance sheet at the commencement of the lease. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern. Classification will be based on criteria that are largely similar to those applied in current lease accounting. ASU 2016-02 is effective for the Company beginning January 1, 2019, and requires the use of a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period presented in the financial statements. Early application of the ASU is permitted; however, the Company plans to adopt on January 1, 2019. The Company continues to evaluate the impact of adopting the standard on the Consolidated Financial Statements.
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

A summary of segment information follows:

	Three Months Ended June 30,
	2018		2017
(in millions)	Revenues	Operating Income (Loss)	Revenues	Operating Income (Loss)
Carlisle Construction Materials	$828.6	$141.4	$631.2	$129.1
Carlisle Interconnect Technologies	237.7	27.5	201.8	20.2
Carlisle Fluid Technologies	73.3	7.8	71.0	7.4
Carlisle Brake & Friction	96.5	2.9	79.9	1.3
Segment Total	1,236.1	179.6	983.9	158.0
Corporate and unallocated(1)	—	(19.9)	—	(11.7)
Total	$1,236.1	$159.7	$983.9	$146.3

	Six Months Ended June 30,
	2018		2017
(in millions)	Revenues	Operating Income (Loss)	Revenues	Operating Income (Loss)
Carlisle Construction Materials	$1,427.2	$217.2	$1,077.3	$209.8
Carlisle Interconnect Technologies	462.0	54.7	396.0	41.7
Carlisle Fluid Technologies	136.8	13.5	131.5	12.3
Carlisle Brake & Friction	194.8	7.4	153.1	2.5
Segment total	2,220.8	292.8	1,757.9	266.3
Corporate and unallocated (1)	—	(38.4)	—	(30.5)
Total	$2,220.8	$254.4	$1,757.9	$235.8

(1)	Corporate operating loss includes other unallocated costs, primarily general corporate expenses.
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
In the three and six months ended June 30, 2018, Accella contributed revenues of $121.9 million and $228.4 million, respectively, and an operating income of $1.7 million and $0.1 million, respectively, to the Company's consolidated results. The results of operations of the acquired business are reported as part of the CCM segment.
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

The unaudited combined pro forma financial information presented below includes revenues and income from continuing operations, net of tax, of the Company as if the business combination had occurred on January 1, 2016, based on the purchase price allocation presented below:

	Unaudited Pro Forma as of June 30, 2017
(in millions)	Three Months Ended	Six Months Ended
Revenues	$1,092.6	$1,953.0
Income from continuing operations	90.3	140.9

The pro forma financial information reflects adjustments to Accella's historical financial information to apply the Company's accounting policies and to reflect the additional depreciation and amortization related to the preliminary fair value adjustments of the acquired net assets of $2.7 million and $6.8 million for the three and six months ended June 30, 2017, respectively, together with the associated tax effects. Also, the pro forma financial information reflects acquisition-related costs described above as if they occurred in 2016.
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

	Preliminary Allocation	Measurement Period Adjustments	Revised Preliminary Allocation
(in millions)	As of 11/1/2017		As of 6/30/2018
Total cash consideration transferred	$670.7	$0.7	$671.4
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$16.5	$—	$16.5
Receivables, net	66.8	—	66.8
Inventories	48.5	(1.0)	47.5
Prepaid expenses and other current assets	0.9	—	0.9
Property, plant and equipment	59.6	—	59.6
Definite-lived intangible assets	240.0	—	240.0
Other long-term assets	15.6	—	15.6
Accounts payable	(45.5)	—	(45.5)
Income tax payable	2.0	—	2.0
Accrued expenses	(23.2)	9.5	(13.7)
Other long-term liabilities	(15.6)	—	(15.6)
Deferred income taxes	(83.5)	—	(83.5)
Total identifiable net assets	282.1	8.5	290.6
Goodwill	$388.6	$(7.8)	$380.8

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
In the three and six months ended June 30, 2018, Drexel Metals contributed revenues of $19.0 million and $31.0 million, respectively, and operating income of $1.8 million and $2.3 million, respectively, to the Company's consolidated results. The results of operations of the acquired business are reported within the CCM segment.
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
In the three and six months ended June 30, 2018, Arbo contributed revenues of $4.9 million and $9.4 million, respectively, and operating income of $0.3 million and $0.5 million, respectively, to the Company's consolidated results. The results of operations of the acquired business are reported within the CCM segment.
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
Note 5—Discontinued Operations
As previously announced, the Company completed the sale of CFS to the Jordan Company of New York, NY, on March 20, 2018, for gross proceeds of $754.6 million, subject to a working capital adjustment. The sale of CFS is consistent with the Company's vision of operating a portfolio of businesses with highly engineered manufacturing products in strong growth markets.

A summary of the results from discontinued operations included in the Condensed Consolidated Statements of Income follows:

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$—	$87.4	$69.5	$170.6

Cost of goods sold	—	60.0	49.5	121.7
Other operating expenses, net	1.0	15.3	15.8	30.5
Operating (loss) income	(1.0)	12.1	4.2	18.4
Other non-operating (income) expense, net	—	—	—	0.1
(Loss) income from discontinued operations before income taxes	(1.0)	12.1	4.2	18.3
(Loss) gain on sale of discontinued operations	(0.3)	—	293.5	—
(Benefit) provision for income taxes	(0.3)	4.5	47.0	6.8
(Loss) income from discontinued operations	$(1.0)	$7.6	$250.7	$11.5
A summary of the carrying amounts of CFS's major assets and liabilities, which were classified as discontinued operations in the Condensed Consolidated Balance Sheet follows:

(in millions)	December 31, 2017
ASSETS
Cash and cash equivalents	$1.3
Receivables, net	32.0
Inventories	59.0
Prepaid other current assets	4.2
Total current assets	$96.5

Property, plant, and equipment, net	$49.7
Goodwill, net	149.7
Other intangible assets, net	169.4
Other long-term assets	3.3
Total long-term assets	$372.1

LIABILITIES
Accounts payable	$20.4
Accrued expenses	20.5
Total current liabilities	$40.9

Other long-term liabilities	$50.0
Total long-term liabilities	$50.0
A summary of cash flows from discontinued operations included in the Condensed Consolidated Statements of Cash Flows follows:

(in millions)	Six Months Ended June 30,
	2018	2017
Net cash (used in) provided by operating activities	$(1.5)	$24.9
Net cash used in investing activities	(8.1)	(217.6)
Net cash provided by financing activities (1)	10.9	196.4
Change in cash and cash equivalents from discontinued operations	$1.3	$3.7

(1)	Represents borrowings from the Carlisle cash pool to fund capital expenditures and acquisitions.

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
The following reflects income from continuing operations and share data used in the basic and diluted earnings per share computations using the two-class method:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except share and per share amounts)	2018	2017	2018	2017
Income from continuing operations	$114.7	$94.7	$172.6	$152.6
Less: dividends declared on common stock outstanding, restricted shares and restricted share units	(22.5)	(23.1)	(45.6)	(45.8)
Undistributed earnings	92.2	71.6	127.0	106.8
Percent allocated to common shareholders (1)	99.3%	99.4%	99.4%	99.4%
	91.6	71.2	126.2	106.2
Add: dividends declared on common stock	22.4	22.4	45.2	44.9
Income from continuing operations attributable to common shares	$114.0	$93.6	$171.4	$151.1

Shares (in thousands):
Weighted-average common shares outstanding	60,641	63,746	61,159	64,048
Effect of dilutive securities:
Performance awards	103	69	103	69
Stock options	315	325	331	356
Adjusted weighted-average common shares outstanding and assumed conversion	61,059	64,140	61,593	64,473

Per share income from continuing operations attributable to common shares:
Basic	$1.88	$1.47	$2.80	$2.35
Diluted	$1.87	$1.46	$2.78	$2.34

(1) Basic weighted-average common shares outstanding	60,641	63,746	61,159	64,048
Basic weighted-average common shares outstanding, unvested restricted shares expected to vest and restricted share units	61,038	64,160	61,556	64,462
Percent allocated to common shareholders	99.3%	99.4%	99.4%	99.4%

To calculate earnings per share for income from discontinued operations and for net income, the denominator for both basic and diluted earnings per share is the same as used in the above table. Income from discontinued operations and net income used in the basic and diluted earnings per share computations follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except share amounts presented in thousands)	2018	2017	2018	2017
(Loss) income from discontinued operations attributable to common shareholders for basic and diluted earnings per share	$(0.9)	$7.5	$249.1	$11.4
Net income attributable to common shareholders for basic and diluted earnings per share	113.0	101.1	420.4	162.5
Anti-dilutive stock options excluded from EPS calculation(1)	711	379	644	285

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
The Company receives payment at the inception of the contract for separately priced extended service warranties, and revenue is deferred and recognized on a straight-line basis over the life of the contracts. The term of these warranties range from 5 to 40 years. The weighted average life of the contracts as of June 30, 2018, is approximately 19 years.
Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer in exchange for payment and is the unit of account. A contract's transaction price is allocated to each distinct performance obligation and recognized as revenue when or as the performance obligation is satisfied. The majority of the Company’s contracts have a single performance obligation to transfer individual goods or services. For contracts with multiple performance obligations, the contract's transaction price is allocated to each performance obligation using the Company’s best estimate of the standalone selling price of each distinct good or service in the contract. The primary method used to estimate standalone selling price is observable prices.
The Company’s performance obligations are satisfied, and control is transferred, either at a point in time or over time as work progresses. For the majority of the Company’s products, control is transferred and revenue is recognized when the product is shipped from the manufacturing facility or delivered to the customer, depending on shipping terms.
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

A summary of the timing of revenue recognition and reconciliation of disaggregated revenue by reportable segment follows:

	Three Months Ended June 30, 2018
(in millions)	CCM	CIT	CFT	CBF	Total
Products transferred at a point in time	$823.3	$219.9	$73.3	$96.5	$1,213.0
Products and services transferred over time	5.3	17.8	—	—	23.1
Total revenues	$828.6	$237.7	$73.3	$96.5	$1,236.1

	Three Months Ended June 30, 2017
(in millions)	CCM	CIT	CFT	CBF	Total
Products transferred at a point in time	$626.1	$200.4	$71.0	$79.9	$977.4
Products and services transferred over time	5.1	1.4	—	—	6.5
Total revenues	$631.2	$201.8	$71.0	$79.9	$983.9

	Six Months Ended June 30, 2018
(in millions)	CCM	CIT	CFT	CBF	Total
Products transferred at a point in time	$1,416.7	$433.5	$136.8	$194.8	$2,181.8
Products and services transferred over time	10.5	28.5	—	—	39.0
Total revenues	$1,427.2	$462.0	$136.8	$194.8	$2,220.8

	Six Months Ended June 30, 2017
(in millions)	CCM	CIT	CFT	CBF	Total
Products transferred at a point in time	$1,067.3	$393.0	$131.5	$153.1	$1,744.9
Products and services transferred over time	10.0	3.0	—	—	13.0
Total revenues	$1,077.3	$396.0	$131.5	$153.1	$1,757.9

Remaining performance obligations for extended service warranties represent the transaction price for the remaining stand-ready obligation to perform warranty services. A summary of estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied as of June 30, 2018, follows:

(in millions)	Remainder of 2018	2019	2020	2021	2022	2023	Thereafter
Extended service warranties	$10.2	$19.6	$18.6	$17.6	$16.4	$15.2	$115.7

The Company has applied the practical expedient to not disclose information about remaining performance obligations that have original expected durations of one year or less. Additionally, the Company has applied the transition practical expedient to not disclose the amount of transaction price allocated to the remaining performance obligations and an expectation of when the Company expects to recognize associated revenues, for the six months ended June 30, 2018.
Contract Balances
Contract liabilities relate to payments received in advance of performance under a contract, primarily related to extended service warranties in the CCM segment and systems contracts in the CFT segment. Contract liabilities are recognized as revenue as (or when) the Company performs under the contract. A summary of the change in contract liabilities for the six months ended June 30, follows:

(in millions)	2018	2017
Balance as of January 1	$215.8	$195.2
Revenue recognized	(31.2)	(32.2)
Revenue deferred	39.6	45.5
Acquired liabilities	0.2	—
Balance as of June 30	$224.4	$208.5

Contract assets relate to the Company's right to payment for performance completed to date under a contract, primarily related to highly customized product contracts within the CIT segment. Accounts receivable are recorded when the right to payment becomes unconditional. A summary of the change in contract assets for the six months ended June 30, follows:

(in millions)	2018
Balance as of January 1	$—
Adoption of ASC 606	22.8
Revenue recognized and unbilled	69.5
Revenue billed	(49.5)
Balance as of June 30	$42.8

Contract assets were immaterial as of June 30, 2017.
Costs to Obtain a Contract
The Company has applied the practical expedient to recognize costs of obtaining or fulfilling a contract as expense as incurred. These costs generally included sales commissions and are included in selling, general and administrative costs in the Condensed Consolidated Statement of Income.
Revenues by End-Market
A summary of revenues disaggregated by major end-market industries and reconciliation of disaggregated revenue by segment follows:

	Three Months Ended June 30, 2018
(in millions)	CCM	CIT	CFT	CBF	Total
General construction	$768.1	$—	$—	$—	$768.1
Aerospace	—	150.8	—	3.5	154.3
Heavy equipment	31.6	—	—	79.3	110.9
Transportation	—	—	39.9	11.5	51.4
Medical	—	34.6	—	—	34.6
General industrial and other	28.9	52.3	33.4	2.2	116.8
Total revenues	$828.6	$237.7	$73.3	$96.5	$1,236.1

	Three Months Ended June 30, 2017
(in millions)	CCM	CIT	CFT	CBF	Total
General construction	$631.2	$—	$—	$—	$631.2
Aerospace	—	126.4	—	4.2	130.6
Heavy equipment	—	—	—	61.8	61.8
Transportation	—	—	39.8	10.8	50.6
Medical	—	32.1	—	—	32.1
General industrial and other	—	43.3	31.2	3.1	77.6
Total revenues	$631.2	$201.8	$71.0	$79.9	$983.9

	Six Months Ended June 30, 2018
(in millions)	CCM	CIT	CFT	CBF	Total
General construction	$1,314.4	$—	$—	$—	$1,314.4
Aerospace	—	305.6	—	9.8	315.4
Heavy equipment	57.8	—	—	158.5	216.3
Transportation	—	—	73.1	21.3	94.4
Medical	—	69.3	—	—	69.3
General industrial and other	55.0	87.1	63.7	5.2	211.0
Total revenues	$1,427.2	$462.0	$136.8	$194.8	$2,220.8

	Six Months Ended June 30, 2017
(in millions)	CCM	CIT	CFT	CBF	Total
General construction	$1,077.3	$—	$—	$—	$1,077.3
Aerospace	—	257.9	—	9.1	267.0
Heavy equipment	—	—	—	116.8	116.8
Transportation	—	—	71.7	20.1	91.8
Medical	—	60.4	—	—	60.4
General industrial and other	—	77.7	59.8	7.1	144.6
Total revenues	$1,077.3	$396.0	$131.5	$153.1	$1,757.9

Revenues by Geographic Area
A summary of revenues based on the country to which the product was delivered and reconciliation of disaggregated revenue by segment follows:

	Three Months Ended June 30, 2018
(in millions)	CCM	CIT	CFT	CBF	Total
United States	$733.6	$164.7	$30.7	$38.7	$967.7
International:
Europe	52.4	23.0	15.0	28.9	119.3
Asia	3.6	25.6	24.6	20.6	74.4
Canada	29.5	1.4	1.7	0.7	33.3
Mexico and Latin America	1.4	12.4	0.5	3.9	18.2
Middle East and Africa	5.8	6.7	0.8	0.3	13.6
Other	2.3	3.9	—	3.4	9.6
Total international	95.0	73.0	42.6	57.8	268.4
Total revenues	$828.6	$237.7	$73.3	$96.5	$1,236.1

	Three Months Ended June 30, 2017
(in millions)	CCM	CIT	CFT	CBF	Total
United States	$564.7	$129.0	$29.1	$33.9	$756.7
International:
Europe	43.2	21.9	13.7	23.2	102.0
Asia	2.5	30.5	22.5	16.0	71.5
Canada	14.8	0.9	2.0	1.1	18.8
Mexico and Latin America	0.5	12.0	1.9	3.0	17.4
Middle East and Africa	4.6	5.9	0.6	0.2	11.3
Other	0.9	1.6	1.2	2.5	6.2
Total international	66.5	72.8	41.9	46.0	227.2
Total revenues	$631.2	$201.8	$71.0	$79.9	$983.9

	Six Months Ended June 30, 2018
(in millions)	CCM	CIT	CFT	CBF	Total
United States	$1,262.6	$320.3	$56.3	$80.2	$1,719.4
International:
Europe	91.8	45.3	28.3	59.2	224.6
Asia	8.8	48.5	44.4	39.5	141.2
Canada	47.9	2.5	3.3	1.4	55.1
Mexico and Latin America	2.3	24.4	2.6	7.5	36.8
Middle East and Africa	8.9	14.3	1.4	0.5	25.1
Other	4.9	6.7	0.5	6.5	18.6
Total international	164.6	141.7	80.5	114.6	501.4
Total revenues	$1,427.2	$462.0	$136.8	$194.8	$2,220.8

	Six Months Ended June 30, 2017
(in millions)	CCM	CIT	CFT	CBF	Total
United States	$959.3	$254.7	$54.2	$63.4	$1,331.6
International:
Europe	79.5	48.4	26.7	45.7	200.3
Asia	4.4	50.5	40.3	29.3	124.5
Canada	24.8	2.3	3.6	2.3	33.0
Mexico and Latin America	0.9	23.6	3.6	5.9	34.0
Middle East and Africa	6.9	13.3	1.0	1.8	23.0
Other	1.5	3.2	2.1	4.7	11.5
Total international	118.0	141.3	77.3	89.7	426.3
Total revenues	$1,077.3	$396.0	$131.5	$153.1	$1,757.9

Note 8—Exit and Disposal Activities
Beginning in the fourth quarter of 2016, and through 2018, the Company has undertaken operational restructuring and other cost reduction actions to streamline processes and manage costs throughout various departments. These actions resulted in exit, disposal and employee termination benefit costs, primarily resulting from planned reductions in workforce, facility consolidations and relocations, and lease termination costs, as further discussed below by operating segment.
CIT
The Company continues to incur costs to relocate certain of its medical manufacturing operations in Shenzhen, China, to a new manufacturing operation in Dongguan, China. During the three and six months ended June 30, 2018, employee termination benefit costs associated with this plan totaled $0.5 million and $1.2 million, respectively. Cumulative exit and disposal costs recognized are $15.3 million through June 30, 2018, with total costs expected to approximate $15.7 million. The remaining costs are expected to be incurred principally through the second half of 2018.
During 2017, the Company entered into a letter of undertaking with the Chinese government, whereby the Company designated $10.1 million in cash specifically for the payment of employee termination benefits associated with the Chinese medical business action discussed above. Cash payments out of these designated funds began in August 2017 and were complete as of June 30, 2018.
CFT
During 2017, the Company initiated plans to restructure its global footprint. These plans involve exiting manufacturing operations in Brazil and Mexico, exiting the systems sales business in Germany, and relocating the manufacturing operations in Angola, Indiana, to its existing Bournemouth, United Kingdom, manufacturing operations. All facility closures were completed in the first quarter of 2018 and production moved to either our Jackson, Tennessee, or Bournemouth facilities. During the six months ended June 30, 2018, exit and disposal costs totaled $0.5 million, primarily reflecting employee termination benefit costs and legal fees. This project was substantially complete as of June 30, 2018, with cumulative exit and disposal costs of $10.8 million.

CBF
During 2017, the Company announced that it would exit its manufacturing operations in Tulsa, Oklahoma, and relocate the majority of those operations to its existing manufacturing facility in Medina, Ohio. This action is expected to take approximately 18 to 21 months to complete. Total associated exit and disposal costs are expected to be between $17.0 million to $20.5 million, including:

•
Non-cash accelerated depreciation of long-lived assets at the Oklahoma facility, primarily related to property, plant and equipment that will not be transferred to Ohio (between $3.5 million to $4.0 million expected to be recognized ratably through the remainder of 2018),

•	Costs to relocate and install equipment (between $4.5 million to $6.5 million, expected to be incurred primarily in mid-2018),

•	Employee retention and termination benefits (approximately $3.0 million, expected to be incurred ratably through the second half of 2018),

•
Other associated costs related to the closure of the facility and internal administration of the project (between $6.0 million to $7.0 million, expected to be incurred primarily in the second half of 2018).

During the three and six months ended June 30, 2018, exit and disposal costs totaled $3.3 million and $5.3 million, respectively, primarily related to equipment moving expenses, accelerated depreciation and employee termination benefits. Remaining costs of approximately $9.0 million are expected to be incurred principally through the second half of 2018.
Consolidated Summary
The Company's exit and disposal costs by activity follows:

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Employee severance and benefit arrangements	$1.0	$3.0	$1.7	$5.4
Accelerated depreciation	$0.3	$—	$1.1	$—
Relocation costs	0.2	0.6	0.4	0.9
Other restructuring costs	3.1	1.4	4.5	1.9
Total exit and disposal costs	$4.6	$5.0	$7.7	$8.2
The Company's exit and disposal activities costs by segment follows:

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Carlisle Brake & Friction	$3.3	$1.7	$5.3	$2.0
Carlisle Interconnect Technologies	0.8	2.5	1.9	4.8
Carlisle Fluid Technologies	0.5	0.5	0.5	1.0
Corporate	—	0.3	—	0.4
Total exit and disposal costs	$4.6	$5.0	$7.7	$8.2
The Company's exit and disposal activities costs by financial statement line item follows:

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of goods sold	$3.7	$2.0	$6.0	$3.8
Selling and administrative expenses	0.7	3.0	1.3	4.3
Other operating (income) expense, net	0.2	—	0.4	—
Research and development expenses	—	—	—	0.1
Total exit and disposal costs	$4.6	$5.0	$7.7	$8.2

The Company's change in exit and disposal activities liability follows:

(in millions)	CIT	CFT	CBF	Total
Balance as of December 31, 2017	$4.9	$6.7	$1.5	$13.1
Charges	1.9	0.5	5.3	7.7
Cash payments	(5.6)	(5.3)	(1.1)	(12.0)
Other adjustments and non-cash settlements	(0.6)	—	(1.1)	(1.7)
Balance as of June 30, 2018	$0.6	$1.9	$4.6	$7.1

The liability of $7.1 million primarily relates to employee severance and benefit arrangements, and is included in accrued expenses on the Condensed Consolidated Balance Sheet.
Note 9—Income Taxes
The effective income tax rate on continuing operations for the six months ended June 30, 2018, was 23.1%. The year-to-date provision for income taxes includes taxes on earnings at an anticipated rate of approximately 24.7% and a year-to-date net discrete tax benefit of $3.5 million.
The effective income tax rate on continuing operations for the six months ended June 30, 2017, was 31.9% and included a year-to-date net discrete tax benefit of $5.1 million. The change in the rate from June 30, 2017 to June 30, 2018, was primarily caused by the reduction to the statutory United States income tax rate from 35% to 21% as part of the Tax Cuts and Jobs Act (“Tax Act”) signed in December 2017.
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
Note 10—Inventories
The summarized components of inventory follows:

(in millions)	June 30, 2018	December 31, 2017
Raw Materials	$200.7	$177.7
Work-in-process	74.2	62.9
Finished goods	249.1	238.5
Reserves	(32.8)	(30.3)
Inventories	$491.2	$448.8

Note 11—Goodwill and Other Intangible Assets, net
As a result of the sale of CFS on March 20, 2018, the Company reclassified $149.7 million of goodwill and $169.4 million of other intangible assets, net allocated to the CFS segment as of December 31, 2017, to discontinued operations within long-term assets on the Condensed Consolidated Balance Sheets.
The changes in the carrying amount of goodwill, net for the six months ended June 30, 2018, follows:

(in millions)	CCM	CIT	CFT	CBF (1)	Total
Balance as of December 31, 2017	$544.3	$640.3	$171.0	$96.5	$1,452.1
Goodwill acquired during year (2)	2.8	2.6	—	—	5.4
Measurement period adjustments (3)	(7.8)	—	—	—	(7.8)
Currency translation and other	(1.4)	0.3	(0.6)	—	(1.7)
Balance as of June 30, 2018	$537.9	$643.2	$170.4	$96.5	$1,448.0

(1)	CBF goodwill balance as of December 31, 2017, is presented net of accumulated impairment losses of $130.0 million recorded in 2016. No other segments have incurred impairment losses.

(2)	For the first six months of 2018, Carlisle acquired three businesses for an aggregate purchase price of $20.0 million.

(3)	Refer to Note 4 for further information on goodwill adjustments resulting from recent acquisitions.
A summary of the Company's other intangible assets, net follows:

	June 30, 2018			December 31, 2017
(in millions)	Acquired Cost	Accumulated Amortization	Net Book Value	Acquired Cost	Accumulated Amortization	Net Book Value
Assets subject to amortization:
Customer relationships	$845.6	$(258.6)	$587.0	$844.8	$(230.8)	$614.0
Technology and intellectual property	232.6	(106.1)	126.5	272.0	(95.6)	176.4
Trade names and other	79.7	(18.7)	61.0	40.1	(9.6)	30.5
Assets not subject to amortization:
Trade names	244.7	—	244.7	244.1	—	244.1
Other intangible assets, net	$1,402.6	$(383.4)	$1,019.2	$1,401.0	$(336.0)	$1,065.0

The net book values of other intangible assets, net by reportable segment follows:

(in millions)	June 30, 2018	December 31, 2017
Carlisle Construction Materials	$307.9	$325.1
Carlisle Interconnect Technologies	329.2	344.5
Carlisle Fluid Technologies	292.0	302.5
Carlisle Brake & Friction	89.8	92.9
Corporate	0.3	—
Total	$1,019.2	$1,065.0

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
Environmental Matters
The Company is subject to increasingly stringent environmental laws and regulations, including those relating to air emissions, wastewater discharges, chemical and hazardous waste management, and disposal. Some of these environmental laws hold owners or operators of land or businesses liable for their own and for previous owners’ or operators’ releases of hazardous or toxic substances or wastes. Other environmental laws and regulations require the obtainment of, and compliance with, environmental permits. To date, costs of complying with environmental, health, and safety requirements have not been material, and the Company did not have any significant accruals related to potential future costs of environmental remediation as of June 30, 2018, nor are any an asset retirement obligations recorded as of that date. However, the nature of the Company’s operations and its long history of industrial activities at certain of its current or former facilities, as well as those acquired, could potentially result in material environmental liabilities or asset retirement obligations.
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
Note 13—Long-term Debt
A summary of the Company's long-term debt follows:

(in millions)			Fair Value (1)
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
3.75% Notes due 2027	$600.0	$600.0	$571.9	$607.1
3.5% Notes due 2024	400.0	400.0	386.4	403.7
3.75% Notes due 2022	350.0	350.0	349.6	358.9
5.125% Notes due 2020	250.0	250.0	258.5	264.8
Unamortized discount, debt issuance costs, and other	(13.1)	(13.8)
Total long term-debt	$1,586.9	$1,586.2

(1)
The fair value is estimated based on current yield rates plus the Company’s estimated credit spread available for financings with similar terms and maturities. Based on these inputs, the debt instruments are classified as Level 2 in the fair value hierarchy.

Revolving Credit Facility (the "Facility")
During the six months ended June 30, 2018, there were no borrowings under the Facility. As of June 30, 2018, and December 31, 2017, the Facility had no outstanding balance and $1.0 billion available for use.
Covenants and Limitations
Under the Company’s debt and credit facilities, the Company is required to meet various restrictive covenants and limitations, including limitations on certain leverage ratios, interest coverage, and limits on outstanding debt balances held by certain subsidiaries. The Company was in compliance with all covenants and limitations as of June 30, 2018 and December 31, 2017.
Letters of Credit and Guarantees
During the normal course of business, the Company enters into commitments in the form of letters of credit and bank guarantees to provide financial and performance assurance to third parties. As of June 30, 2018 and December 31, 2017, the Company had $25.9 million and $26.3 million in letters of credit and bank guarantees outstanding, respectively. The Company has multiple arrangements to obtain letters of credit, which include an agreement with an unspecified availability and separate agreements for up to $80.0 million in letters of credit, of which $55.9 million was available for use as of June 30, 2018.

Note 14—Defined Benefit Plan
The Company recognizes net periodic benefit cost based on the actuarial analysis performed at the previous year end, adjusted if certain significant events occur during the year.
The components of net periodic benefit cost follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Service cost	$0.8	$0.6	$1.6	$1.3
Interest cost	1.4	1.3	2.8	2.6
Expected return on plan assets	(2.6)	(2.6)	(5.2)	(5.1)
Amortization of unrecognized loss (1)	1.2	0.7	2.3	1.3
Net periodic benefit cost	$0.8	$—	$1.5	$0.1

(1)
Includes amortization of unrecognized actuarial (gain) loss and prior service credits and excludes provision for income tax of $(0.3) million for the six months ended June 30, 2018, and $(0.3) million and $(0.5) million for the three and six months ended June 30, 2017, respectively.

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
The change in standard product warranty liabilities for the six months ended June 30, follows:

(in millions)	2018	2017
Balance as of January 1	$30.4	$29.1
Current year provision	9.1	8.9
Current year claims	(7.8)	(7.9)
Currency translation	(0.2)	0.5
Balance as of June 30	$31.5	$30.6

Note 16—Financial Instruments
Foreign Currency Forward Contracts
The Company uses foreign currency forward contracts to hedge a portion of its foreign currency exchange rate exposure to forecasted foreign currency denominated cash flows. These instruments are not held for speculative or trading purposes.
A summary of the Company's designated and non-designated cash flow hedges follows:

	June 30, 2018		December 31, 2017
(in millions)	Fair Value (1)	Notional Value	Fair Value (1)	Notional Value
Designated hedges	$0.1	$10.5	$(0.2)	$22.3
Non-designated hedges	(2.0)	55.6	0.2	38.6

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
The change in accumulated other comprehensive income (loss) related to cash flow hedges for the three and six months ended June 30, follows:

(in millions)	2018	2017
Balance as of April 1	$(3.8)	$0.8
Other comprehensive income before reclassifications	—	(0.3)
Amounts reclassified from accumulated other comprehensive loss	0.3	(0.3)
Other comprehensive income (loss)	0.3	(0.6)
Balance as of June 30	$(3.5)	$0.2

(in millions)	2018	2017
Balance as of January 1	$(4.0)	$0.9
Other comprehensive income before reclassifications	0.3	(0.2)
Amounts reclassified from accumulated other comprehensive loss	0.2	(0.5)
Other comprehensive income (loss)	0.5	(0.7)
Balance as of June 30	$(3.5)	$0.2

For instruments that are not designated as a cash flow hedge, the Company had foreign exchange contracts with maturities less than one year. The unrealized gains and losses resulting from these contracts were immaterial and are recognized in other non-operating (income) expense, net and partially offset corresponding foreign exchange gains and losses on these balances.
Rabbi Trust
The Company has established a Rabbi Trust to provide for a degree of financial security to cover its obligations associated with its deferred compensation plan. Contributions to the Rabbi Trust by the Company are made at the discretion of management and generally are made in cash and invested in money-market funds. The Company consolidates the Rabbi Trust and therefore includes the investments in its Condensed Consolidated Balance Sheets. As of June 30, 2018 and December 31, 2017, the Company had $10.7 million and $13.2 million of cash, respectively, and $4.8 million and $4.0 million of short-term investments, respectively. The short-term investments are measured at fair value using quoted market prices in active markets (i.e., Level 1 measurements) with changes in fair value recorded in net income and the associated cash flows presented as operating cash flows.
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
Executive Overview
We are pleased with Carlisle's record second quarter sales and diluted earnings per share results. Carlisle experienced strong organic growth driven by healthy U.S. commercial construction demand at our Carlisle Construction Materials segment ("CCM"), robust commercial aircraft build rates at our Carlisle Interconnect Technologies segment ("CIT"), strengthening of Carlisle Brake & Friction's ("CBF") off-highway vehicle markets, and continued sequential operating income improvement at Carlisle Fluid Technologies ("CFT"). We are very encouraged by CCM's ability to drive meaningful price increases in the quarter, reflecting our price discipline.
Progress and momentum continue to build on the deployment of Vision 2025. Consistent with our key strategic initiatives, in the second quarter of 2018 our organic growth was almost double our goal of 5%; we made three small but meaningful acquisitions; two metal roofing companies within the CCM segment and a European aerospace engineering firm within CIT. During the first six months of 2018, we continued to return capital to shareholders, paying $45.6 million in dividends and repurchasing $240.6 million of Carlisle shares. Additionally, recognizing the important contribution of all employees to the success of Vision 2025, we announced a stock option grant to U.S. employees, and a stock appreciation right grant to all employees outside the U.S., giving the opportunity for all of our 14,000 global employees to be engaged in, and benefit from our success. The cost of this grant, which includes approximately 50% stock option awards and 50% cash settled stock appreciation rights, is expected to approximate $2 million to $3 million in the second-half of 2018, with potential variability based on future fluctuations of Carlisle stock price and employee forfeitures. These costs will be reported within Corporate and other unallocated costs.
Summary of Financial Results

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2018	2017	2018	2017
Revenues	$1,236.1	$983.9	$2,220.8	$1,757.9
Operating income	$159.7	$146.3	$254.4	$235.8
Operating margin percentage	12.9%	14.9%	11.5%	13.4%
Income from continuing operations	$114.7	$94.7	$172.6	$152.6
(Loss) income from discontinued operations	$(1.0)	$7.6	$250.7	$11.5
Diluted earnings per share attributable to common shares:
Income from continuing operations	$1.87	$1.46	$2.78	$2.34
(Loss) income from discontinued operations	$(0.02)	$0.12	$4.04	$0.18

Items affecting comparability: (1)
Impact to operating income	$7.7	$8.5	$12.1	$15.5
Impact to income from continuing operations	$5.7	$5.9	$9.1	$10.8
Impact on diluted EPS from continuing operations	$0.10	$0.09	$0.15	$0.17

(1)
Items affecting comparability primarily include acquisition related costs, exit and disposal costs, facility rationalization costs, litigation costs and gains from divestitures. Tax effect is based on the rate of the jurisdiction where the expense is deductible. Refer to Items Affecting Comparability in this MD&A for further discussion.

Revenues increased in the second quarter and first six months of 2018 primarily reflecting contribution from the acquisition of Accella in the CCM segment and higher sales volumes. Increased revenues also reflect the adoption of Accounting Standards Codification 606, Revenue from Contracts with Customers ("ASC 606") in 2018 and favorable foreign currency effects. Refer to Notes 2 and 7, and Critical Accounting Estimates within this MD&A for further information regarding the impact of adoption of ASC 606.
The increase in operating income and diluted earnings per share from continuing operations in the second quarter and first six months of 2018 primarily reflected higher sales volumes, price realization, contributions from acquisitions, and continued operational improvements and cost savings from Carlisle Operating System ("COS"), partially offset by rising raw material, freight and labor-related costs, and unfavorable product mix. Diluted earnings per share from continuing operations also benefited from a lower effective tax rate and reduced average shares outstanding.
Outlook
Following our strong second quarter performance, we enter the second half of 2018 well-positioned to achieve our growth and performance objectives. We continue to have a positive outlook for 2018, bolstered by the strong commitment of our CCM team to maintaining price discipline, our continued focus on improved profitability at CFT, and the progress made on our restructuring efforts. We now expect overall revenue growth in 2018 to be approximately 20%. Favorably positioned with our ample liquidity and strong balance sheet, we remain committed to pursuing growth opportunities, both organically and through acquisitions, and returning capital to shareholders.
Disposition
On March 20, 2018, the Company completed the sale of its CFS operations to The Jordan Company for gross proceeds of $754.6 million in cash, subject to certain adjustments. In the first six months of 2018, CFS used $1.5 million and $8.1 million in operating and investing cash flows, respectively, which are included in the Condensed Consolidated Statements of Cash Flows. Refer to Note 5 for additional information regarding discontinued operations.
Acquisitions
During the second quarter of 2018, we acquired three businesses for an aggregate purchase price of $20.0 million, including two metal roofing companies in the CCM segment and one European aerospace engineering firm in the CIT segment.
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
Consolidated Results of Operations
Revenues

(in millions)	Three Months Ended June 30,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2018	2017	Change	%
Revenues	$1,236.1	$983.9	$252.2	25.6%	14.3%	10.6%	0.7%
The increase in revenues from acquired businesses in the second quarter of 2018 primarily reflected contribution of $140.9 million from the acquisitions of Accella and Drexel in the CCM segment. The increase in sales volume in the second quarter of 2018 primarily reflected favorable commercial roofing market conditions for CCM, an increase in demand for SatCom and aerospace products at CIT and higher demand for our heavy equipment products at CBF.

(in millions)	Six Months Ended June 30,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2018	2017	Change	%
Revenues	$2,220.8	$1,757.9	$462.9	26.3%	14.8%	10.4%	1.1%
The increase in revenues from acquired businesses in the first six months of 2018 primarily reflected contribution of $259.4 million from the acquisitions of Accella and Drexel in the CCM segment. The increase in sales volume in the first six months of 2018 primarily reflected favorable commercial roofing market conditions for CCM, an increase in demand for SatCom and aerospace products at CIT and higher demand for our heavy equipment products at CBF.
Gross Margin

(in millions)	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Change	%	2018	2017	Change	%
Gross margin	$332.2	$286.5	$45.7	16.0%	$581.6	$512.6	$69.0	13.5%
Gross margin percentage	26.9%	29.1%			26.2%	29.2%
Depreciation and amortization	$24.1	$20.4			$50.3	$39.6
The decrease in gross margin percentage (gross margin expressed as a percentage of revenues) in the second quarter and first six months of 2018 was driven by unfavorable changes in mix and unfavorable raw material dynamics. Also included in cost of goods sold were exit and disposal costs totaling $3.7 million in the second quarter of 2018, compared with $2.0 million in the second quarter of 2017, and $6.0 million in the first six months of 2018, compared with $3.8 million in the first six months of 2017, primarily at CIT and CBF attributable to our restructuring initiatives. The decrease was partially offset by lower per unit costs resulting from higher capacity utilization as a result of higher sales volume in the CCM and CIT segments and savings from COS.
Selling and Administrative Expenses

(in millions)	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Change	%	2018	2017	Change	%
Selling and administrative expenses	$159.9	$127.0	$32.9	25.9%	$308.5	$251.9	$56.6	22.5%
As a percentage of revenues	12.9%	12.9%			13.9%	14.3%
Depreciation and amortization	$21.9	$13.7			$41.2	$27.7
The increase in selling and administrative expense in the second quarter and first six months of 2018 primarily reflected acquired selling general and administrative costs from the acquisition of Accella, increased stock-based and other compensation costs, and charges for the facility rationalization and plant restructuring projects at CIT. The selling and administrative costs from the acquired businesses also included non-cash amortization of acquired intangible assets. Refer to Note 8 for further information on exit and disposal activities.
Research and Development Expenses

(in millions)	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Change	%	2018	2017	Change	%
Research and development expenses	$14.2	$13.1	$1.1	8.4%	$28.1	$25.1	$3.0	12.0%
As a percentage of revenues	1.1%	1.3%			1.3%	1.4%
Depreciation and amortization	$0.3	$0.3			$0.7	$0.6
The increase in research and development expenses primarily reflected acquired research and development expenses from the acquisition of Accella and new product development at our CFT and CCM segments in the second quarter and first six months of 2018.
Other Operating (Income) Expense, Net

(in millions)	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Change	%	2018	2017	Change	%
Other operating (income) expense, net	$(1.6)	$0.1	$(1.7)	NM	$(9.4)	$(0.2)	$(9.2)	NM
The increase in other operating (income) expense, net in the second quarter of 2018 primarily reflected $2.0 million of gains on sales of assets primarily at CIT and CFT.

The increase in other operating (income) expense, net in the first six months of 2018 primarily reflected the $4.9 million gain on a legal settlement at CCM, $4.0 million of gains on sales of assets primarily at CCM, CIT and CFT.

Operating Income

(in millions)	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Change	%	2018	2017	Change	%
Operating income	$159.7	$146.3	$13.4	9.2%	$254.4	$235.8	$18.6	7.9%
Operating margin percentage	12.9%	14.9%			11.5%	13.4%
The decrease in operating margin percentage in the second quarter and first six months of 2018 primarily reflected the aforementioned decrease in gross margin percentage, acquired selling, general and administrative costs from Accella, and higher stock-based and other compensation costs, partially offset by other operating income from legal settlements and gains on sales of assets. Refer to Segment Results of Operations within this MD&A for further information related to segment operating income results.
Interest Expense, Net

(in millions)	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Change	%	2018	2017	Change	%
Interest expense	$17.5	$7.0			$32.9	$13.8
Interest income	(3.3)	—			(4.2)	(0.2)
Interest expense, net	$14.2	$7.0	$7.2	102.9%	$28.7	$13.6	$15.1	111.0%
The increase in interest expense, net during the second quarter and first six months of 2018 primarily reflected the interest on the $600.0 million of notes with a stated interest rate of 3.75% and $400.0 million of notes with a stated interest rate of 3.5% that were issued in November 2017.
Other Non-operating (Income) Expense, Net

(in millions)	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Change	%	2018	2017	Change	%
Other non-operating (income) expense	$(0.7)	$(0.4)	$(0.3)	75.0%	$1.2	$(1.8)	$3.0	(166.7)%
Other-non operating (income) expense, net in the first six months of 2018 primarily reflected the weakening of the U.S. Dollar and related changes in foreign exchange losses and higher amortization of unrecognized pension cost, compared with the the first six months of 2017.
Income Taxes

(in millions)	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Change	%	2018	2017	Change	%
Provision for income taxes	$31.5	$45.0	$(13.5)	(30.0)%	$51.9	$71.4	$(19.5)	(27.3)%
Effective tax rate	21.5%	32.2%			23.1%	31.9%
The effective income tax rate on continuing operations for the first six months of 2018 was 23.1%. The year-to-date provision for income taxes includes taxes on earnings at an anticipated annual rate of approximately 24.7% and a year-to-date discrete tax benefit of $3.5 million.
The effective income tax rate on continuing operations for the first six months of 2017 was 31.9% and included a year-to-date net discrete tax benefit of $5.1 million. The change in the rate from the first six months of 2017 to the first six months of 2018 was primarily caused by the reduction to the statutory United States income tax rate from 35% to 21% as part of the Tax Cuts and Jobs Act ("Tax Act") signed in December 2017.
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
Income from Discontinued Operations

(in millions)	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Change	%	2018	2017	Change	%
(Loss) income from discontinued operations before taxes	$(1.3)	$12.1			$297.7	$18.3
(Benefit) provision for income taxes	(0.3)	4.5			47.0	6.8
(Loss) income from discontinued operations	$(1.0)	$7.6	$(8.6)	NM	$250.7	$11.5	$239.2	NM
Income from discontinued operations primarily reflects the pre-tax gain on sale of CFS totaling $293.5 million. Excluding the gain on sale, income from discontinued operations primarily reflects activity from January 1, 2018 through March 20, 2018, the date that the sale of CFS was completed, compared with the full second quarter and first six months of 2017.
Segment Results of Operations
Carlisle Construction Materials ("CCM")

(in millions)	Three Months Ended June 30,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2018	2017	Change	%
Revenues	$828.6	$631.2	$197.4	31.3%	22.3%	8.5%	0.5%
Operating income	$141.4	$129.1	$12.3	9.5%
Operating margin percentage	17.1%	20.5%
Depreciation and amortization	$19.5	$8.7
Items affecting comparability (1)	$0.7	$0.3

(1)	Items affecting comparability include acquisition related costs of $0.7 million in the second quarter of 2018, and $0.3 million in the second quarter of 2017, refer to Items Affecting Comparability.
CCM’s revenue growth in the second quarter of 2018 primarily reflected revenue contributions from the acquisitions of Accella and Drexel. Organic revenue growth primarily reflected higher volume driven by strong U.S. commercial construction demand in addition to continued progress on price realization.
CCM’s operating margin percentage decrease in the second quarter of 2018 was driven by higher raw material, labor and freight costs, and acquired unfavorable mix.

(in millions)	Six Months Ended June 30,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2018	2017	Change	%
Revenues	$1,427.2	$1,077.3	$349.9	32.5%	24.2%	7.6%	0.7%
Operating income	$217.2	$209.8	$7.4	3.5%
Operating margin percentage	15.2%	19.5%
Depreciation and amortization	$38.6	$17.4
Items affecting comparability (1)	$(1.1)	$0.9

(1)
Items affecting comparability include gains from divestitures of $(1.8) million in the first six months of 2018, and acquisition related costs of $0.7 million in the first six months of 2018 and $0.9 million in the first six months of 2017, refer to Items Affecting Comparability.

CCM’s revenue growth in the first six months of 2018 primarily reflected revenue contributions from the acquisitions of Accella and Drexel. Organic revenue growth primarily reflected higher volume driven by strong U.S. commercial construction demand.
CCM’s operating margin percentage decrease in the first six months of 2018 was also driven by rising raw material and freight costs, and acquired unfavorable mix.

Outlook
We now expect CCM revenues to grow in the mid-twenty percent range in 2018, including contributions from acquisitions, with organic revenue growth in the mid-to-high single digits.
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
CCM’s ability to increase current selling price and volume levels is subject to significant competition, in particular from competitors that have added manufacturing capacity of commercial roofing and commercial insulation products. Raw material input costs are expected to continue to increase moderately due to crude oil and related commodity pricing. Despite recent price realization, price competition could negatively impact CCM's ability to maintain recent operating income margin levels or obtain incremental operating margin.
Carlisle Interconnect Technologies ("CIT")
We continue to relocate certain of our medical manufacturing operations in Shenzhen, China, to a new manufacturing operation in Dongguan, China. We also completed the relocation of certain of our aerospace manufacturing operations in Littleborough, United Kingdom, to an existing manufacturing operation. As a result of these efforts, focused on improving operational efficiencies throughout the business, we anticipate continuing costs related to plant restructuring and facility rationalization throughout 2018. Refer to Note 8 for further information regarding exit and disposal activities.

(in millions)	Three Months Ended June 30,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2018	2017	Change	%
Revenues	$237.7	$201.8	$35.9	17.8%	0.1%	17.6%	0.1%
Operating income	$27.5	$20.2	$7.3	36.1%
Operating margin percentage	11.6%	10.0%
Depreciation and amortization	$14.7	$13.9
Items affecting comparability (1)	$1.9	$5.6

(1)
Items affecting comparability include gains from divestitures of $(1.6) million and litigation costs of $1.4 million in the second quarter of 2018, and exit and disposal and facility rationalization costs ($2.1 million in the second quarter of 2018 and $5.6 million in the second quarter of 2017), refer to Items Affecting Comparability.

CIT's revenue increased in the second quarter of 2018 primarily reflecting increased volumes driven largely by the aerospace and test and measurement markets, inclusive of CIT's adoption of the new revenue recognition standard. Refer to Notes 2 and 7, and Critical Accounting Estimates within this MD&A for further information regarding the impact of adoption of ASC 606.
CIT’s operating income and operating margin percentage increase in the second quarter of 2018 was primarily related to higher volumes, savings from COS and lower restructuring and facility rationalization costs, partially offset by foreign exchange pressure related to the Chinese Renminbi and unfavorable product mix.

(in millions)	Six Months Ended June 30,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2018	2017	Change	%
Revenues	$462.0	$396.0	$66.0	16.7%	—%	16.6%	0.1%
Operating income	$54.7	$41.7	$13.0	31.2%
Operating margin percentage	11.8%	10.5%
Depreciation and amortization	$29.3	$27.3
Items affecting comparability (1)	$4.5	$9.9

(1)
Items affecting comparability include gains from divestitures of $(1.6) million and litigation costs of $1.4 million in the first six months of 2018, and exit and disposal and facility rationalization costs ($4.7 million in the first six months of 2018 and $9.9 million in the first six months of 2017), refer to Items Affecting Comparability.

CIT's revenue increased in the first six months of 2018 primarily reflecting increased volumes as a result of recovery from 2017 challenges, driven largely by the aerospace market, inclusive of CIT's adoption of the new revenue recognition standard. Refer to Notes 2 and 7, and Critical Accounting Estimates within this MD&A for further information regarding the impact of adoption of ASC 606.
CIT’s operating income and operating margin percentage increase in the first six months of 2018 was primarily related to higher volumes, savings from COS and lower restructuring and facility rationalization costs, partially offset by foreign exchange pressure related to the Chinese Renminbi and unfavorable product mix.
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
We continue to expect CIT revenues to exceed 10% growth in 2018.
Carlisle Fluid Technologies ("CFT")
Driven by focus on improving operational efficiencies throughout the business, we initiated facility consolidation efforts in the third quarter of 2017. These plans involved exiting our manufacturing operations in Brazil and Mexico, exiting the systems sales business in Germany, and relocating the manufacturing operations currently in Angola, Indiana, to our existing Bournemouth, United Kingdom, manufacturing operations. All facility closures were completed in the first quarter of 2018 and production moved to either our Jackson, Tennessee, or Bournemouth facilities. Refer to Note 8 for further information regarding exit and disposal activities.

(in millions)	Three Months Ended June 30,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2018	2017	Change	%
Revenues	$73.3	$71.0	$2.3	3.2%	—%	0.4%	2.8%
Operating income	$7.8	$7.4	$0.4	5.4%
Operating margin percentage	10.6%	10.4%
Depreciation and amortization	$6.0	$5.4
Items affecting comparability (1)	$1.0	$0.5

(1)
Items affecting comparability include exit and disposal and facility rationalization costs ($1.3 million in the second quarter of 2018 and $0.5 million in the second quarter of 2017) and gains from divestitures of $(0.3) million in the second quarter of 2018, refer to Items Affecting Comparability.

CFT's revenues in the second quarter of 2018, excluding foreign exchange impacts, increased slightly. Strong growth in the automotive refinish and general industrial markets was offset by weakness in the transportation market.
CFT’s operating income and operating margin percentage for the second quarter of 2018 benefited from previous actions we have taken to drive efficiencies from our multiple facility rationalization efforts, progress on vertical integration, and sourcing initiatives.

(in millions)	Six Months Ended June 30,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2018	2017	Change	%
Revenues	$136.8	$131.5	$5.3	4.0%	—%	0.1%	3.9%
Operating income	$13.5	$12.3	$1.2	9.8%
Operating margin percentage	9.9%	9.4%
Depreciation and amortization	$11.4	$10.8
Items affecting comparability (1)	$1.5	$1.0

(1)
Items affecting comparability include exit and disposal and facility rationalization costs ($2.0 million in the first six months of 2018 and $1.0 million in the first six months of 2017) and gains from divestitures ($(0.5) million in the first six months of 2018), refer to Items Affecting Comparability.

CFT's revenues in the first six months of 2018, excluding foreign exchange impacts, increased slightly. Price realization in the general industrial markets was offset by lower volumes.
CFT’s operating income and operating margin percentage for the first six months of 2018 also benefited from the previous actions we have taken to drive efficiencies from our multiple facility rationalization efforts, progress on vertical integration, and sourcing initiatives.
Outlook
The longer term outlook in the transportation and general industrial markets remains steady with a stable backlog of systems and standard products expected over the next year. We expect the opportunity for growth in the Asia-Pacific markets to continue to increase in conjunction with the expanding powder opportunities.
We continue to expect CFT revenues to grow mid-single digits in 2018.
Carlisle Brake & Friction ("CBF")
In 2017, we announced that we would exit our manufacturing operations in Tulsa, Oklahoma, and relocate the majority of those operations to our existing manufacturing facility in Medina, Ohio, which is on track to be completed by year end. Refer to Note 8 for further information.
As part of the relocation effort, we are also investing additional capital in our Medina, Ohio, facility. The capital investment is anticipated to approximate $16.0 million to $19.0 million to expand the facility and between $17.0 million to $19.0 million to purchase new, more efficient equipment to replace equipment not being relocated.

(in millions)	Three Months Ended June 30,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2018	2017	Change	%
Revenues	$96.5	$79.9	$16.6	20.8%	—%	17.7%	3.1%
Operating income	$2.9	$1.3	$1.6	123.1%
Operating margin percentage	3.0%	1.6%
Depreciation and amortization	$5.4	$5.8
Items affecting comparability (1)	$3.9	$1.7

(1)
Items affecting comparability and include exit and disposal and facility rationalization costs ($3.9 million in the second quarter of 2018 and $1.7 million in the second quarter of 2017), refer to Items Affecting Comparability.

CBF achieved strong organic revenue growth in the second quarter of 2018, reflecting a continued recovery in off-highway vehicle markets, especially the key end markets of construction, agriculture, and mining.
CBF's operating income and operating margin percentage growth in the second quarter of 2018 was largely driven by volume and price realization, partially offset by higher restructuring and facility rationalization costs, associated with the exit of our Tulsa, Oklahoma, manufacturing operations.

(in millions)	Six Months Ended June 30,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2018	2017	Change	%
Revenues	$194.8	$153.1	$41.7	27.2%	—%	22.8%	4.4%
Operating income	$7.4	$2.5	$4.9	196.0%
Operating margin percentage	3.8%	1.6%
Depreciation and amortization	$11.5	$11.1
Items affecting comparability (1)	$5.9	$2.0

(1)
Items affecting comparability and include exit and disposal and facility rationalization costs ($5.9 million in the first six months of 2018 and $2.0 million in the first six months of 2017), refer to Items Affecting Comparability.

CBF’s revenue growth in the first six months of 2018 also reflected a continued recovery in off-highway vehicle markets, especially the key end markets of mining, construction and agriculture.
CBF’s operating income and operating margin percentage also increased in the first six months of 2018 primarily reflecting higher sales volumes and price realization, partially offset by higher restructuring and facility rationalization costs, associated with the exit of our Tulsa, Oklahoma, manufacturing operations.

Outlook
We remain cautiously optimistic that CBF has emerged from the bottom of the cycle in our key end-markets and is seeing continued recovery. CBF is aggressively realigning its cost structure through plant consolidations and seeking to realize associated savings.
We continue to expect CBF revenues to grow in the mid-teens in 2018.
Liquidity and Capital Resources
A summary of our cash and cash equivalents by region follows:

(in millions)	June 30, 2018	December 31, 2017
Europe	$34.9	$38.1
China	19.0	17.6
Asia Pacific region (excluding China)	13.0	21.0
Other international regions	15.6	21.7
Non-U.S. subsidiaries cash and cash equivalents	82.5	98.4
U.S. subsidiaries cash and cash equivalents	679.9	279.9
Cash and cash equivalents	$762.4	$378.3
We maintain liquidity sources primarily consisting of cash and cash equivalents as well as availability under the Facility. Cash generated by operations is our primary source of liquidity. Another potential source of liquidity is access to public capital markets via our automatic registration statement on Form S-3 filed November 8, 2017, subject to market conditions at that time. The increase in cash and cash equivalents compared to December 31, 2017, was primarily related to the cash consideration received for the disposition of CFS, which was completed on March 20, 2018. During the second quarter of 2018, we utilized cash on hand to fund share repurchases, capital expenditures and pay dividends to shareholders.
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
Sources and Uses of Cash and Cash Equivalents

	Six Months Ended June 30,
(in millions)	2018	2017
Net cash (used in) provided by operating activities	$(2.8)	$134.7
Net cash provided by (used in) investing activities	674.1	(291.9)
Net cash used in financing activities	(285.9)	(90.4)
Effect of foreign currency exchange rate changes on cash	—	2.1
Change in cash and cash equivalents	$385.4	$(245.5)

Operating Activities
We used operating cash flows totaling $2.8 million for the first six months of 2018 (including working capital uses of $276.7 million), compared with operating cash inflows totaling $134.7 million for the first six months of 2017 (including working capital uses of $135.0 million). Lower operating cash flows in the first six months of 2018 primarily reflect higher tax payments for taxes on the sale of CFS and and increased accounts receivable related to a strong June performance in our CCM segment.
Investing Activities
Cash provided by investing activities of $674.1 million for the first six months of 2018 primarily reflected the sale of CFS for gross proceeds of $754.6 million, partially offset by capital expenditures of $66.9 million. Cash used in investing activities of $291.9 million for the first six months of 2017 primarily reflected the acquisitions of San Jamar in the CFS segment for $213.7 million, net of cash acquired, and Arbo in the CCM segment for $7.7 million, net of cash acquired, and capital expenditures of $66.1 million.
Financing Activities
Cash used in financing activities of $285.9 million in the first six months of 2018 primarily reflected $235.7 million of share repurchases and $45.6 million of dividend payments, reflecting the increased dividend of $0.74 per share. Cash used in financing activities of $90.4 million during the first six months of 2017 primarily reflected $150.0 million of share repurchases and $45.8 million of dividend payments, partially offset by net proceeds of $110.0 million on the Revolving Credit Facility.
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
Revolving Credit Facility (the "Facility")
During second quarter of 2018, we had no borrowings or repayments under the Facility. As of June 30, 2018, the Facility had no outstanding balance and $1.0 billion available for use.
We are required to meet various restrictive covenants and limitations under our senior notes and revolving credit facility including certain leverage ratios, interest coverage ratios and limits on outstanding debt balances held by certain subsidiaries. We were in compliance with all covenants and limitations as of June 30, 2018 and December 31, 2017.
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
The Company receives payment at the inception of the contract for separately priced extended service warranties, and revenue is deferred and recognized on a straight-line basis over the life of the contracts. The term of these warranties range from 5 to 40 years. The weighted average life of the contracts as of June 30, 2018, is approximately 19 years.
New Accounting Pronouncements
Refer to Note 2 for more information regarding new accounting pronouncements.
Items Affecting Comparability
Items affecting comparability include costs, and losses or gains related to, among other things, growth and profitability improvement initiatives and other events outside of core business operations (such as asset impairments, exit and disposal and facility rationalization charges, costs of and related to acquisitions, litigation costs, gains and losses from and costs related to divestitures, and discrete tax items). Because these items affect our, or any particular operating segment's, financial condition or results in a specific period in which they are recognized, we believe it is appropriate to present the total of these items to provide information regarding the comparability of results of operations period to period.
The components of items affecting comparability follows:

(in millions, except per share amounts)	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
	Impact to Operating Income	Impact to Income from Continuing Operations	Impact to Diluted EPS from Continuing Operations	Impact to Operating Income	Impact to Income from Continuing Operations	Impact to Diluted EPS from Continuing Operations
Exit and disposal costs	$4.6	$3.4	$0.05	$5.0	$3.4	$0.06
Other facility rationalization costs	2.7	2.0	0.04	3.1	2.2	0.02
Acquisition related costs:
Inventory step-up amortization	0.4	0.3	0.01	—	—	—
Other acquisition costs	0.5	0.5	0.01	0.4	0.3	0.01
Litigation costs	1.4	1.1	0.02	—	—	—
(Gains) losses from divestitures	(1.9)	(1.6)	(0.03)	—	—	—
Total items affecting comparability	$7.7	$5.7	$0.10	$8.5	$5.9	$0.09

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
(in millions, except per share amounts)	Impact to Operating Income	Impact to Income from Continuing Operations	Impact to Diluted EPS	Impact to Operating Income	Impact to Income from Continuing Operations	Impact to Diluted EPS
Exit and disposal costs	$7.7	$5.8	$0.09	$8.2	$5.6	$0.09
Other facility rationalization costs	4.9	3.7	0.06	5.1	3.7	0.05
Acquisition related costs:
Inventory step-up amortization	0.4	0.3	0.01	0.5	0.4	0.01
Other acquisition costs	1.6	1.3	0.02	1.7	1.1	0.02
Litigation costs	1.4	1.1	0.02	—	—	—
(Gains) losses from divestitures	(3.9)	(3.1)	(0.05)	—	—	—
Total items affecting comparability	$12.1	$9.1	$0.15	$15.5	$10.8	$0.17
The tax effect of items affecting comparability is based on the statutory rate in the jurisdiction in which the expense or income is deductible or taxable. The per share impact of items affecting comparability to each period is based on diluted shares outstanding using the two-class method (refer to Note 6).
Forward-Looking Statements
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally use words such as "expect," "foresee," "anticipate," "believe," "project," "should," "estimate," "will," "plans," "intends," "forecast" and similar expressions, and reflect our expectations concerning the future. Such statements are made based on known events and circumstances at the time of publication, and as such, are subject in the future to unforeseen risks and uncertainties. It is possible that our future performance may differ materially from current expectations expressed in these forward-looking statements, due to a variety of factors such as: increasing price and product/service competition by foreign and domestic competitors, including new entrants; technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; our mix of products/services; increases in raw material costs which cannot be recovered in product pricing; domestic and foreign governmental and public policy changes including environmental and industry regulations; threats associated with and efforts to combat terrorism; protection and validity of patent and other intellectual property rights; the successful integration and identification of our strategic acquisitions; the cyclical nature of our businesses; and the outcome of pending and future litigation and governmental proceedings. In addition, such statements could be affected by general industry and market conditions and growth rates, the condition of the financial and credit markets, and general domestic and international economic conditions including interest rate and currency exchange rate fluctuations. Further, any conflict in the international arena may adversely affect general market conditions and our future performance. We undertake no duty to update forward-looking statements.
Item 3. Quantitative and Qualitative Disclosure about Market Risk
There have been no material changes in the Company’s market risk for the six months ended June 30, 2018. For additional information, refer to "PART II—Item 7A. Quantitative and Qualitative Disclosures About Market Risk" of the Company’s 2017 Annual Report on Form 10-K.
Item 4. Controls and Procedures

(a)
Evaluation of disclosure controls and procedures. Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation and as of June 30, 2018, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

(b)
Changes in internal controls. During fourth quarter of 2017, the Company completed its acquisition of Accella Holdings LLC, the parent company to Accella Performance Materials Inc. (collectively "Accella"). This acquisition is material to the Company's results of operations, financial position and cash flows. As of June 30, 2018, the assets of Accella represented 14.7 percent of total assets, and for the six months ended June 30, 2018, revenues from Accella represented 10.3 percent of total revenues. Refer to Note 4 for additional information regarding the Accella acquisition.

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
During the first and second quarters of 2018, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
During the six months ended June 30, 2018, there were no material changes to the risk factors disclosed in "PART I—Item 1A. Risk Factors" of the Company’s 2017 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the repurchase of common stock during the three months ended June 30, 2018:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 2018	90,000	$107.54	90,000	5,838,308
May 2018	498,267	107.03	495,000	5,343,308
June 2018	492,473	108.71	460,000	4,883,308
Total	1,080,740		1,045,000

(1)
Represents the number of shares that can be repurchased under the Company’s stock repurchase program. On February 6, 2018, the Board approved an increase in the Company's stock repurchase for up to 13.7 million shares.

The Company may also reacquire shares outside of the repurchase program from time to time in connection with the forfeiture of shares in satisfaction of tax withholding obligations from the vesting of share-based compensation. There were 35,740 shares reacquired in transactions outside of the share repurchase program during the three months ended June 30, 2018.
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
			8-K	001-9278	11/20/2012
4.5	Form of 3.500% Notes due 2024.		8-K	001-9278	11/16/2017
4.6	Form of 3.750% Notes due 2027.		8-K	001-9278	11/16/2017
10.1	Form of Trademark License Agreement between Carlisle Intangible Company, LLC and Carlisle FoodService Products, Incorporated.		8-K	001-9278	2/2/2018
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	X
32.1	Section 1350 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
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

July 26, 2018
By: /s/ Robert M. Roche
Name: Robert M. Roche
Title: Vice President and Chief Financial Officer