Form 10-Q
period 2018-09-30
CARLISLE COMPANIES INC
filed 2018-10-25
CIK 790051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

Yes  ☐  No  ☒

On October 18, 2018, there were 59,544,520 shares of the registrant's common stock outstanding, par value $1.00 per share.

Carlisle Companies Incorporated

PART I
Item 1. Financial Statements
Carlisle Companies Incorporated
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except share and per share amounts)	2018	2017	2018	2017
Revenues	$1,181.4	$1,002.4	$3,402.2	$2,760.3

Cost of goods sold	867.1	717.8	2,506.3	1,963.1
Selling and administrative expenses	164.8	137.9	473.3	389.8
Research and development expenses	12.3	12.4	40.4	37.5
Other operating (income) expense, net	(2.8)	(0.5)	(12.2)	(0.7)
Operating income	140.0	134.8	394.4	370.6
Interest expense, net	13.0	7.8	41.7	21.4
Other non-operating (income) expense, net	5.1	3.4	6.3	1.6
Income from continuing operations before income taxes	121.9	123.6	346.4	347.6
Provision for income taxes	25.0	44.5	76.9	115.9
Income from continuing operations	96.9	79.1	269.5	231.7

Discontinued operations:
Income before income taxes	2.6	11.4	300.3	29.7
(Benefit) provision for income taxes	(0.2)	4.2	46.8	11.0
Income from discontinued operations	2.8	7.2	253.5	18.7
Net income	$99.7	$86.3	$523.0	$250.4

Basic earnings per share attributable to common shares:
Income from continuing operations	$1.61	$1.27	$4.40	$3.62
Income from discontinued operations	0.05	0.11	4.15	0.29
Basic earnings per share	$1.66	$1.38	$8.55	$3.91

Diluted earnings per share attributable to common shares:
Income from continuing operations	$1.59	$1.26	$4.37	$3.60
Income from discontinued operations	0.05	0.11	4.12	0.29
Diluted earnings per share	$1.64	$1.37	$8.49	$3.89

Average shares outstanding (in thousands):
Basic	59,826	62,432	60,712	63,503
Diluted	60,329	62,797	61,176	63,916

Dividends declared and paid per share	$0.40	$0.37	$1.14	$1.07

Comprehensive income:
Net income	$99.7	$86.3	$523.0	$250.4
Other comprehensive income (loss):
Foreign currency (losses) gains	(8.4)	13.4	(21.6)	44.6
Amortization of unrecognized net periodic benefit costs, net of tax	0.6	0.4	2.6	1.2
Other, net of tax	—	(0.2)	0.5	(0.9)
Other comprehensive income (loss)	(7.8)	13.6	(18.5)	44.9
Comprehensive income	$91.9	$99.9	$504.5	$295.3
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated
Condensed Consolidated Balance Sheets (Unaudited)

(in millions, except share and per share amounts)	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$780.5	$378.3
Receivables, net of allowance of $5.9 million and $6.5 million, respectively	850.5	625.7
Inventories, net	489.1	448.8
Prepaid expenses	24.4	21.7
Other current assets	56.9	73.6
Discontinued operations	—	96.5
Total current assets	2,201.4	1,644.6

Property, plant, and equipment, net	763.0	731.1
Goodwill, net	1,443.3	1,452.1
Other intangible assets, net	993.5	1,065.0
Other long-term assets	31.2	34.9
Discontinued operations	—	372.1
Total assets	$5,432.4	$5,299.8

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$362.7	$332.1
Accrued expenses	280.3	257.8
Deferred revenue	29.7	27.8
Discontinued operations	—	40.9
Total current liabilities	672.7	658.6

Long-term liabilities:
Long-term debt	1,587.4	1,586.2
Deferred revenue	197.6	188.0
Other long-term liabilities	269.0	288.7
Discontinued operations	—	50.0
Total long-term liabilities	2,054.0	2,112.9

Shareholders' equity:
Preferred stock, $1 par value per share (5,000,000 shares authorized and unissued)	—	—
Common stock, $1 par value per share (200,000,000 shares; 59,583,235 and 61,839,734 shares outstanding, respectively)	78.7	78.7
Additional paid-in capital	377.8	353.7
Deferred compensation equity	8.3	10.4
Treasury shares, at cost (18,893,688 and 16,613,193 shares, respectively)	(935.5)	(649.6)
Accumulated other comprehensive loss	(110.7)	(85.7)
Retained earnings	3,287.1	2,820.8
Total shareholders' equity	2,705.7	2,528.3
Total liabilities and equity	$5,432.4	$5,299.8
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(in millions)	2018	2017
Operating activities:
Net income	$523.0	$250.4
Reconciliation of net income to net cash provided by operating activities:
Depreciation	64.6	61.5
Amortization	78.6	59.2
Stock-based compensation, net of tax benefit	17.8	11.9
Deferred taxes	(9.0)	(3.1)
(Gain) loss on sale of assets	(6.4)	0.3
Gain on sale of discontinued operation, net of tax	(251.0)	—
Other operating activities, net	0.4	6.3
Changes in assets and liabilities, excluding effects of acquisitions:
Receivables	(207.2)	(155.3)
Inventories	(61.9)	(45.9)
Prepaid expenses and other assets	(0.9)	1.4
Accounts payable	12.6	61.3
Accrued expenses	(66.2)	39.9
Deferred revenues	11.8	15.4
Other long-term liabilities	(3.6)	(3.7)
Net cash provided by operating activities	102.6	299.6

Investing activities:
Proceeds from sale of discontinued operation	758.0	—
Capital expenditures	(96.1)	(105.8)
Acquisitions, net of cash acquired	(19.5)	(280.0)
Other investing activities, net	11.4	0.2
Net cash provided by (used in) investing activities	653.8	(385.6)

Financing activities:
Proceeds from revolving credit facility	—	491.0
Repayments of revolving credit facility	—	(306.0)
Repurchases of common stock	(295.4)	(266.4)
Dividends paid	(69.7)	(69.0)
Withholding tax paid related to stock-based compensation	(9.7)	(8.2)
Proceeds from exercise of stock options	22.3	4.1
Net cash used in financing activities	(352.5)	(154.5)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(0.4)	2.8
Change in cash and cash equivalents	403.5	(237.7)
Less: change in cash and cash equivalents of discontinued operations	(1.3)	(1.6)
Cash and cash equivalents at beginning of period	378.3	385.0
Cash and cash equivalents at end of period	$780.5	$145.7
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated
Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

	Common Stock		Additional Paid-In Capital	Deferred Compensation Equity	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Shares in Treasury		Total Shareholders' Equity
(in millions, except per share amounts)	Shares	Amount					Shares	Cost
Balance as of December 31, 2016	64.3	$78.7	$335.3	$10.3	$(122.2)	$2,547.4	14.2	$(382.6)	$2,466.9
Net income	—	—	—	—	—	250.4	—	—	250.4
Other comprehensive income, net of tax	—	—	—	—	44.9	—	—	—	44.9
Cash dividends - $1.07 per share	—	—	—	—	—	(69.0)	—	—	(69.0)
Repurchases of common stock	(2.7)	—	—	—	—	—	2.7	(268.5)	(268.5)
Issuances and deferrals, net for stock based compensation[1]	0.2	—	11.5	1.6	—	—	(0.2)	(1.5)	11.6
Balance as of September 30, 2017	61.8	$78.7	$346.8	$11.9	$(77.3)	$2,728.8	16.7	$(652.6)	$2,436.3

Balance as of December 31, 2017	61.8	$78.7	$353.7	$10.4	$(85.7)	$2,820.8	16.6	$(649.6)	$2,528.3
Adoption of accounting standards[2]	—	—	—	—	(6.5)	13.0	—	—	6.5
Net income	—	—	—	—	—	523.0	—	—	523.0
Other comprehensive loss, net of tax	—	—	—	—	(18.5)	—	—	—	(18.5)
Cash dividends - $1.14 per share	—	—	—	—	—	(69.7)	—	—	(69.7)
Repurchases of common stock	(2.7)	—	—	—	—	—	2.7	(299.9)	(299.9)
Issuances and deferrals, net for stock based compensation[1]	0.5	—	24.1	(2.1)	—	—	(0.5)	14.0	36.0
Balance as of September 30, 2018	59.6	$78.7	$377.8	$8.3	$(110.7)	$3,287.1	18.8	$(935.5)	$2,705.7
1. Issuances and deferrals, net for stock based compensation reflects share activity related to option exercises, restricted and performance shares vested and net issuances and deferrals associated with deferred compensation equity.
2. Refer to Note 2 for further information regarding new accounting standards adopted.
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
A summary of the effects of adopting ASC 606 on the Condensed Consolidated Financial Statements follows:

	Three Months Ended September 30, 2018
(in millions)	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Condensed Consolidated Statement of Income
Revenues	$1,181.4	$1,175.1	$6.3
Cost of goods sold	867.1	862.3	4.8
Operating income	140.0	138.5	1.5
Provision for income taxes	25.0	24.7	0.3
Income from continuing operations	96.9	95.7	1.2
Net income	99.7	98.5	1.2

	Nine Months Ended September 30, 2018
(in millions)	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Condensed Consolidated Statement of Income
Revenues	$3,402.2	$3,375.9	$26.3
Cost of goods sold	2,506.3	2,487.6	18.7
Operating income	394.4	386.8	7.6
Provision for income taxes	76.9	75.1	1.8
Income from continuing operations	269.5	263.7	5.8
Net income	523.0	517.2	5.8

	September 30, 2018
(in millions)	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Condensed Consolidated Balance Sheet
Receivables	$850.5	$802.0	$48.5
Inventories, net	489.1	522.5	(33.4)
Other current assets	56.9	56.0	0.9
Accrued expenses	280.3	278.5	1.8
Other long-term liabilities	269.0	267.0	2.0
Retained earnings	3,287.1	3,280.6	6.5
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
On January 1, 2018, the Company adopted ASU 2017-07 using a retrospective approach for the presentation in the Condensed Consolidated Statement of Income to include only the service cost component of net periodic pension costs and net periodic postretirement benefit cost in operating income. The Company elected to use, as a practical expedient, the amounts disclosed in its defined benefit plan note for the prior comparative period as the estimation basis for applying the retrospective presentation requirements. As a result of adopting ASU 2017-07, net periodic benefit income for the non-service cost components of $(0.6) million and $(1.8) million was reclassified from other operating (income) expense, net to other non-operating (income) expense, net for the three and nine months ended September 30, 2017.

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
New Accounting Standards Issued But Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02") which requires lessees to recognize a lease liability for the obligation to make lease payments, measured at the present value on a discounted basis, and a right-of-use ("ROU") asset for the right to use the underlying asset for the duration of the lease term, measured as the lease liability amount adjusted for lease prepayments, lease incentives received, and initial direct costs. The lease liability and ROU asset are recognized in the balance sheet at the commencement of the lease. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern. Classification will be based on criteria that are largely similar to those applied in current lease accounting.
In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which amended the new leasing standard to give entities another option for transition. This transition option allows entities to not apply the new standard in the comparative periods they present in their financial statements in the year of adoption. ASU 2016-02, and its amendments, are effective for the Company beginning January 1, 2019, and requires the use of a modified retrospective approach for leases that exist at, or are entered into after the beginning of the year of adoption under the new transition guidance. Early application of the ASU is permitted; however, the Company plans to adopt on January 1, 2019 and expects to elect this new transition method. The Company continues its evaluation of adopting the standard, and currently expects the standard to have an impact of approximately $50.0 million to $60.0 million on its assets and liabilities for the addition of ROU assets and lease liabilities. The Company does not expect the standard to have a material impact on its results of operations or liquidity.
Note 3 —Segment Information
The Company has organized its operations into four primary segments, based on the products it sells, each of which represent a reportable segment as follows:
Carlisle Construction Materials ("CCM")—the principal products of this segment are rubber (EPDM), thermoplastic polyolefin (TPO) and polyvinyl chloride (PVC) roofing membranes used predominantly on non-residential low-sloped roofs, related roofing accessories, including flashings, fasteners, sealing tapes and coatings and waterproofing products. CCM also manufactures and distributes energy-efficient rigid foam insulation panels for substantially all roofing applications. The markets served primarily include new construction, re-roofing and maintenance of low-sloped roofs, water containment, HVAC sealants and coatings and waterproofing. In addition, CCM offers a broad range of specialty polyurethane products and solutions across a broad diversity of markets and applications.
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
A summary of segment information follows:

	Three Months Ended September 30,
	2018		2017
(in millions)	Revenues	Operating Income (Loss)	Revenues	Operating Income (Loss)
Carlisle Construction Materials	$776.8	$120.9	$640.2	$124.4
Carlisle Interconnect Technologies	240.2	29.3	210.8	25.9
Carlisle Fluid Technologies	72.4	11.6	70.9	0.1
Carlisle Brake & Friction	92.0	(1.1)	80.5	1.3
Segment Total	1,181.4	160.7	1,002.4	151.7
Corporate and unallocated[1]	—	(20.7)	—	(16.9)
Total	$1,181.4	$140.0	$1,002.4	$134.8

	Nine Months Ended September 30,
	2018		2017
(in millions)	Revenues	Operating Income (Loss)	Revenues	Operating Income (Loss)
Carlisle Construction Materials	$2,204.0	$338.1	$1,717.5	$334.2
Carlisle Interconnect Technologies	702.2	84.0	606.8	67.6
Carlisle Fluid Technologies	209.2	25.1	202.4	12.4
Carlisle Brake & Friction	286.8	6.3	233.6	3.8
Segment total	3,402.2	453.5	2,760.3	418.0
Corporate and unallocated[1]	—	(59.1)	—	(47.4)
Total	$3,402.2	$394.4	$2,760.3	$370.6
1. Corporate operating loss includes other unallocated costs, primarily general corporate expenses.
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
In the three and nine months ended September 30, 2018, Accella contributed revenues of $112.3 million and $340.7 million, respectively, and an operating loss of $1.3 million and $1.2 million, respectively, to the Company's consolidated results. The results of operations of the acquired business are reported as part of the CCM segment.
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

The unaudited combined pro forma financial information presented below includes revenues and income from continuing operations, net of tax, of the Company as if the business combination had occurred on January 1, 2016, based on the purchase price allocation presented below:

	Unaudited Pro Forma as of September 30, 2017
(in millions)	Three Months Ended	Nine Months Ended
Revenues	$1,117.6	$3,070.6
Income from continuing operations	72.0	212.9
The pro forma financial information reflects adjustments to Accella's historical financial information to apply the Company's accounting policies and to reflect the additional depreciation and amortization related to the preliminary fair value adjustments of the acquired net assets of $1.7 million and $8.5 million for the three and nine months ended September 30, 2017, respectively, together with the associated tax effects. Also, the pro forma financial information reflects acquisition-related costs described above as if they occurred in 2016.
The following table summarizes the consideration transferred to acquire Accella and the preliminary allocation of the purchase price among the assets acquired and liabilities assumed. The acquisition has been accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combinations, which requires that consideration be allocated to the acquired assets and assumed liabilities based upon their acquisition date fair values with the remainder allocated to goodwill. The fair values are preliminary and subject to change pending review of the final valuation for all acquired assets and liabilities.

	Preliminary Allocation	Measurement Period Adjustments	Preliminary Allocation
(in millions)	11/1/2017		9/30/2018
Total cash consideration transferred	$670.7	$0.7	$671.4
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$16.5	$—	$16.5
Receivables, net	66.8	—	66.8
Inventories, net	48.5	(1.0)	47.5
Prepaid expenses and other current assets	0.9	—	0.9
Property, plant and equipment	59.6	3.2	62.8
Definite-lived intangible assets	240.0	(1.0)	239.0
Other long-term assets	15.6	—	15.6
Accounts payable	(45.5)	—	(45.5)
Income tax payable	2.0	—	2.0
Accrued expenses	(23.2)	9.5	(13.7)
Other long-term liabilities	(15.6)	—	(15.6)
Deferred income taxes	(83.5)	2.2	(81.3)
Total identifiable net assets	282.1	12.9	295.0
Goodwill	$388.6	$(12.2)	$376.4
The goodwill recognized in the acquisition of Accella reflects market participant synergies attributable to significant raw material purchase synergies with CCM, other administrative synergies and the assembled workforce to Carlisle, in addition to opportunities for product line expansions. The Company acquired $68.5 million of gross contractual accounts receivable, of which $1.7 million was not expected to be collected at the date of acquisition. Goodwill of $19.7 million is tax deductible, primarily in the United States. All of the goodwill has been preliminary assigned to the CCM reporting unit which aligns with the CCM reportable segment. The $239.0 million value allocated to definite-lived intangible assets consists of $145.0 million of customer relationships with useful lives ranging from 9 to 11 years, various acquired technologies of $66.0 million with useful lives ranging from 3 to 14 years and trade names of $28.0 million with useful lives ranging from 4 to 14 years. In accordance with the purchase agreement, Carlisle is indemnified for up to $25.0 million, and recorded an indemnification asset of $15.6 million in other long-term assets relating to the indemnification for a pre-acquisition income tax liability. The Company has also recorded, as part of the purchase price allocation, deferred tax liabilities related to intangible assets of approximately $81.3 million.
During the third quarter of 2018, $4.5 million of certain pre-acquisition income tax uncertainties were resolved, resulting in the reversal of the related indemnification asset and corresponding liability.

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
In the three and nine months ended September 30, 2018, Drexel Metals contributed revenues of $21.3 million and $52.3 million, respectively, and operating income of $1.3 million and $3.6 million, respectively, to the Company's consolidated results. The results of operations of the acquired business are reported within the CCM segment.
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
In the three and nine months ended September 30, 2018, Arbo contributed revenues of $5.2 million and $14.6 million, respectively, and operating income of $0.5 million and $1.0 million, respectively, to the Company's consolidated results. The results of operations of the acquired business are reported within the CCM segment.
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
Note 5—Discontinued Operations
As previously announced, the Company completed the sale of CFS to the Jordan Company of New York, NY, on March 20, 2018, for gross proceeds of $758.0 million, including a working capital adjustment, which was finalized in the third quarter of 2018. The sale of CFS is consistent with the Company's vision of operating a portfolio of businesses with highly engineered manufacturing products in strong growth markets.

A summary of the results from discontinued operations included in the Condensed Consolidated Statements of Income follows:

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	$—	$86.4	$69.5	$257.0

Cost of goods sold	—	59.5	49.5	181.2
Other operating expenses, net	0.7	15.4	16.5	45.9
Operating (loss) income	(0.7)	11.5	3.5	29.9
Other non-operating (income) expense, net	—	0.1	—	0.2
(Loss) income from discontinued operations before income taxes	(0.7)	11.4	3.5	29.7
Gain on sale of discontinued operations	3.3	—	296.8	—
(Benefit) provision for income taxes	(0.2)	4.2	46.8	11.0
Income from discontinued operations	$2.8	$7.2	$253.5	$18.7
A summary of the carrying amounts of CFS's major assets and liabilities, which were classified as discontinued operations in the Condensed Consolidated Balance Sheet follows:

(in millions)	December 31, 2017
ASSETS
Cash and cash equivalents	$1.3
Receivables, net	32.0
Inventories, net	59.0
Prepaid other current assets	4.2
Total current assets	$96.5

Property, plant, and equipment, net	$49.7
Goodwill, net	149.7
Other intangible assets, net	169.4
Other long-term assets	3.3
Total long-term assets	$372.1

LIABILITIES
Accounts payable	$20.4
Accrued expenses	20.5
Total current liabilities	$40.9

Other long-term liabilities	$50.0
Total long-term liabilities	$50.0
A summary of cash flows from discontinued operations included in the Condensed Consolidated Statements of Cash Flows follows:

(in millions)	Nine Months Ended September 30,
	2018	2017
Net cash (used in) provided by operating activities	$(2.0)	$46.7
Net cash used in investing activities	(8.1)	(221.2)
Net cash provided by financing activities[1]	11.4	176.1
Change in cash and cash equivalents from discontinued operations	$1.3	$1.6
1. Represents borrowings from the Carlisle cash pool to fund capital expenditures and acquisitions.
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
The following reflects income from continuing operations and share data used in the basic and diluted earnings per share computations using the two-class method:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except share and per share amounts)	2018	2017	2018	2017
Income from continuing operations	$96.9	$79.1	$269.5	$231.7
Less: dividends declared on common stock outstanding, restricted shares and restricted share units	(24.1)	(23.2)	(69.7)	(69.0)
Undistributed earnings	72.8	55.9	199.8	162.7
Percent allocated to common shareholders[1]	99.3%	99.3%	99.3%	99.4%
	72.3	55.5	198.4	161.6
Add: dividends declared on common stock	23.8	23.2	69.0	68.1
Income from continuing operations attributable to common shares	$96.1	$78.7	$267.4	$229.7

Shares (in thousands):
Weighted-average common shares outstanding	59,826	62,432	60,712	63,503
Effect of dilutive securities:
Performance awards	118	82	118	82
Stock options	385	283	346	331
Adjusted weighted-average common shares outstanding and assumed conversion	60,329	62,797	61,176	63,916

Per share income from continuing operations attributable to common shares:
Basic	$1.61	$1.27	$4.40	$3.62
Diluted	$1.59	$1.26	$4.37	$3.60

[1]. Basic weighted-average common shares outstanding	59,826	62,432	60,712	63,503
Basic weighted-average common shares outstanding, unvested restricted shares expected to vest and restricted share units	60,227	62,846	61,113	63,918
Percent allocated to common shareholders	99.3%	99.3%	99.3%	99.4%
To calculate earnings per share for income from discontinued operations and for net income, the denominator for both basic and diluted earnings per share is the same as used in the above table. Income from discontinued operations and net income used in the basic and diluted earnings per share computations follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except share amounts presented in thousands)	2018	2017	2018	2017
Income from discontinued operations attributable to common shareholders for basic and diluted earnings per share	$2.8	$7.2	$251.9	$18.6
Net income attributable to common shareholders for basic and diluted earnings per share	98.9	85.9	519.3	248.4
Anti-dilutive stock options excluded from EPS calculation[1]	327	377	604	328
1. Represents stock options excluded from the calculation of diluted earnings per share, as such options’ assumed proceeds upon exercise would result in the repurchase of more shares than the underlying award.

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
The Company receives payment at the inception of the contract for separately priced extended service warranties, and revenue is deferred and recognized on a straight-line basis over the life of the contracts. The term of these warranties range from 5 to 40 years. The weighted average life of the contracts as of September 30, 2018, is approximately 19 years.
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
A summary of the timing of revenue recognition and reconciliation of disaggregated revenue by reportable segment follows:

	Three Months Ended September 30, 2018
(in millions)	CCM	CIT	CFT	CBF	Total
Products transferred at a point in time	$771.4	$232.5	$72.4	$92.0	$1,168.3
Products and services transferred over time	5.4	7.7	—	—	13.1
Total revenues	$776.8	$240.2	$72.4	$92.0	$1,181.4

	Three Months Ended September 30, 2017
(in millions)	CCM	CIT	CFT	CBF	Total
Products transferred at a point in time	$635.2	$209.9	$70.9	$80.5	$996.5
Products and services transferred over time	5.0	0.9	—	—	5.9
Total revenues	$640.2	$210.8	$70.9	$80.5	$1,002.4

	Nine Months Ended September 30, 2018
(in millions)	CCM	CIT	CFT	CBF	Total
Products transferred at a point in time	$2,188.1	$666.0	$209.2	$286.8	$3,350.1
Products and services transferred over time	15.9	36.2	—	—	52.1
Total revenues	$2,204.0	$702.2	$209.2	$286.8	$3,402.2

	Nine Months Ended September 30, 2017
(in millions)	CCM	CIT	CFT	CBF	Total
Products transferred at a point in time	$1,702.5	$602.9	$202.4	$233.6	$2,741.4
Products and services transferred over time	15.0	3.9	—	—	18.9
Total revenues	$1,717.5	$606.8	$202.4	$233.6	$2,760.3
Remaining performance obligations for extended service warranties represent the transaction price for the remaining stand-ready obligation to perform warranty services. A summary of estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied as of September 30, 2018, follows:

(in millions)	Remainder of 2018	2019	2020	2021	2022	2023	Thereafter
Extended service warranties	$5.2	$20.1	$19.2	$18.1	$17.0	$15.8	$122.7
The Company has applied the practical expedient to not disclose information about remaining performance obligations that have original expected durations of one year or less. Additionally, the Company has applied the transition practical expedient to not disclose the amount of transaction price allocated to the remaining performance obligations and an expectation of when the Company expects to recognize associated revenues, for the nine months ended September 30, 2018.
Contract Balances
Contract liabilities relate to payments received in advance of performance under a contract, primarily related to extended service warranties in the CCM segment and systems contracts in the CFT segment. Contract liabilities are recognized as revenue as (or when) the Company performs under the contract. A summary of the change in contract liabilities for the nine months ended September 30, follows:

(in millions)	2018	2017
Balance as of January 1	$215.8	$195.2
Revenue recognized	(53.7)	(53.6)
Revenue deferred	64.9	69.6
Acquired liabilities	0.3	0.5
Balance as of September 30	$227.3	$211.7
Contract assets relate to the Company's right to payment for performance completed to date under a contract, primarily related to highly customized product contracts within the CIT segment. Accounts receivable are recorded when the right to payment becomes unconditional. A summary of the change in contract assets for the nine months ended September 30, follows:

(in millions)	2018
Balance as of January 1	$—
Adoption of ASC 606	22.8
Revenue recognized and unbilled	118.6
Revenue billed	(92.3)
Balance as of September 30	$49.1
Contract assets were immaterial as of September 30, 2017.
Costs to Obtain a Contract
The Company has applied the practical expedient to recognize costs of obtaining or fulfilling a contract as expense as incurred. These costs generally included sales commissions and are included in selling, general and administrative costs in the Condensed Consolidated Statement of Income.

Revenues by End-Market
A summary of revenues disaggregated by major end-market industries and reconciliation of disaggregated revenue by segment follows:

	Three Months Ended September 30, 2018
(in millions)	CCM	CIT	CFT	CBF	Total
General construction	$716.0	$—	$—	$—	$716.0
Aerospace	—	160.3	—	5.8	166.1
Heavy equipment	29.8	—	—	74.4	104.2
Transportation	—	—	36.6	9.7	46.3
Medical	—	39.1	—	—	39.1
General industrial and other	31.0	40.8	35.8	2.1	109.7
Total revenues	$776.8	$240.2	$72.4	$92.0	$1,181.4

	Three Months Ended September 30, 2017
(in millions)	CCM	CIT	CFT	CBF	Total
General construction	$640.2	$—	$—	$—	$640.2
Aerospace	—	137.8	—	4.4	142.2
Heavy equipment	—	—	—	63.0	63.0
Transportation	—	—	39.1	10.7	49.8
Medical	—	35.4	—	—	35.4
General industrial and other	—	37.6	31.8	2.4	71.8
Total revenues	$640.2	$210.8	$70.9	$80.5	$1,002.4

	Nine Months Ended September 30, 2018
(in millions)	CCM	CIT	CFT	CBF	Total
General construction	$2,030.4	$—	$—	$—	$2,030.4
Aerospace	—	465.9	—	15.6	481.5
Heavy equipment	87.6	—	—	232.9	320.5
Transportation	—	—	109.7	31.0	140.7
Medical	—	108.4	—	—	108.4
General industrial and other	86.0	127.9	99.5	7.3	320.7
Total revenues	$2,204.0	$702.2	$209.2	$286.8	$3,402.2

	Nine Months Ended September 30, 2017
(in millions)	CCM	CIT	CFT	CBF	Total
General construction	$1,717.5	$—	$—	$—	$1,717.5
Aerospace	—	395.7	—	13.5	409.2
Heavy equipment	—	—	—	179.8	179.8
Transportation	—	—	110.8	30.8	141.6
Medical	—	95.8	—	—	95.8
General industrial and other	—	115.3	91.6	9.5	216.4
Total revenues	$1,717.5	$606.8	$202.4	$233.6	$2,760.3

Revenues by Geographic Area
A summary of revenues based on the country to which the product was delivered and reconciliation of disaggregated revenue by segment follows:

	Three Months Ended September 30, 2018
(in millions)	CCM	CIT	CFT	CBF	Total
United States	$687.2	$171.6	$29.2	$41.1	$929.1
International:
Europe	52.2	20.5	14.2	24.4	111.3
Asia	3.8	24.8	24.0	18.9	71.5
Canada	27.7	1.4	1.9	0.8	31.8
Mexico and Latin America	1.0	12.1	2.3	3.3	18.7
Middle East and Africa	3.3	6.8	0.4	0.5	11.0
Other	1.6	3.0	0.4	3.0	8.0
Total international	89.6	68.6	43.2	50.9	252.3
Total revenues	$776.8	$240.2	$72.4	$92.0	$1,181.4

	Three Months Ended September 30, 2017
(in millions)	CCM	CIT	CFT	CBF	Total
United States	$572.1	$142.4	$27.4	$34.3	$776.2
International:
Europe	40.1	24.6	14.3	22.7	101.7
Asia	4.5	23.6	22.2	16.3	66.6
Canada	20.6	1.3	1.4	0.8	24.1
Mexico and Latin America	0.3	11.6	3.8	3.5	19.2
Middle East and Africa	1.9	5.8	0.5	0.3	8.5
Other	0.7	1.5	1.3	2.6	6.1
Total international	68.1	68.4	43.5	46.2	226.2
Total revenues	$640.2	$210.8	$70.9	$80.5	$1,002.4

	Nine Months Ended September 30, 2018
(in millions)	CCM	CIT	CFT	CBF	Total
United States	$1,949.8	$491.9	$85.5	$121.3	$2,648.5
International:
Europe	144.0	65.8	42.5	83.6	335.9
Asia	12.6	73.3	68.4	58.4	212.7
Canada	75.6	3.9	5.2	2.2	86.9
Mexico and Latin America	3.3	36.5	4.9	10.8	55.5
Middle East and Africa	12.2	21.1	1.8	1.0	36.1
Other	6.5	9.7	0.9	9.5	26.6
Total international	254.2	210.3	123.7	165.5	753.7
Total revenues	$2,204.0	$702.2	$209.2	$286.8	$3,402.2

	Nine Months Ended September 30, 2017
(in millions)	CCM	CIT	CFT	CBF	Total
United States	$1,531.4	$397.1	$81.6	$97.7	$2,107.8
International:
Europe	119.6	73.0	41.0	68.4	302.0
Asia	8.9	74.1	62.5	45.6	191.1
Canada	45.4	3.6	5.0	3.1	57.1
Mexico and Latin America	1.2	35.2	7.4	9.4	53.2
Middle East and Africa	8.8	19.1	1.5	2.1	31.5
Other	2.2	4.7	3.4	7.3	17.6
Total international	186.1	209.7	120.8	135.9	652.5
Total revenues	$1,717.5	$606.8	$202.4	$233.6	$2,760.3

Note 8—Stock-Based Compensation
Stock-based compensation cost by award type follows:

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock option awards	$3.2	$1.8	$7.8	$5.3
Restricted stock awards	2.3	1.3	6.4	3.9
Performance share awards	2.2	1.4	6.1	4.0
Restricted stock units	—	—	1.4	1.4
Total stock-based compensation cost	$7.7	$4.5	$21.7	$14.6
In the second quarter of 2018, the Company announced a stock option grant to U.S. employees and a stock appreciation right grant to employees outside the U.S. This grant contributed $1.1 million to stock-based compensation cost for the three and nine months ended September 30, 2018. Consistent with the Company's inventory accounting policy, $0.5 million of compensation cost was capitalized as inventory and will be recognized in the Consolidated Statements of Income when that related inventory is sold.
Additionally, the Company recognized accelerated stock-based compensation cost from the retirement of certain executives of $1.7 million and $4.3 million for the three and nine months ended September 30, 2018, respectively. The Company recognized $0.3 million of accelerated stock-based compensation cost for the nine months ended September 30, 2017, none of which related to the third quarter of 2017.

Note 9—Exit and Disposal Activities
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
CIT
The Company is substantially complete with the relocation of certain of its medical manufacturing operations in Shenzhen, China, to a new manufacturing operation in Dongguan, China. During the three and nine months ended September 30, 2018, employee termination benefit costs associated with this plan totaled $0.1 million and $1.3 million, respectively. The project is substantially complete with cumulative exit and disposal costs recognized of $15.4 million through September 30, 2018, with total costs expected to approximate $15.6 million.
During 2017, the Company entered into a letter of undertaking with the Chinese government, whereby the Company designated $10.1 million in cash specifically for the payment of employee termination benefits associated with the Chinese medical business action discussed above. Cash payments out of these designated funds began in August 2017 and were completed in the second quarter of 2018.
CFT
During 2017, the Company initiated plans to restructure its global footprint. These plans involve exiting manufacturing operations in Brazil and Mexico, exiting the systems sales business in Germany, and relocating the manufacturing operations in Angola, Indiana, to its existing Bournemouth, United Kingdom, manufacturing operations. All facility closures were completed in the first quarter of 2018 and production moved to either the Jackson, Tennessee, or Bournemouth facilities. During the nine months ended September 30, 2018, exit and disposal costs totaled $0.8 million, primarily reflecting employee termination benefit costs and legal fees. This project was substantially complete as of September 30, 2018, with cumulative exit and disposal costs of $11.1 million.
CBF
During 2017, the Company announced that it would exit its manufacturing operations in Tulsa, Oklahoma, and relocate the majority of those operations to its existing manufacturing facility in Medina, Ohio. This action is expected to take approximately 18 to 21 months to complete. Total associated exit and disposal costs are expected to be between $18.5 million to $21.5 million, including:
• Non-cash accelerated depreciation of long-lived assets at the Oklahoma facility, primarily related to property, plant and equipment that will not be transferred to Ohio (between $3.5 million to $4.5 million expected to be recognized ratably through the remainder of 2018),
• Costs to relocate and install equipment (between $5.0 million to $6.0 million, incurred primarily in mid-2018),
• Employee retention and termination benefits (approximately $3.0 million, incurred ratably through the second half of 2018),
• Other associated costs related to the closure of the facility and internal administration of the project (between $7.0 million to $8.0 million, incurred primarily in the second half of 2018).
During the three and nine months ended September 30, 2018, exit and disposal costs totaled $3.2 million and $8.5 million, respectively, primarily related to equipment moving expenses, accelerated depreciation and employee termination benefits. Remaining costs of approximately $7.0 million are expected to be incurred principally in the fourth quarter of 2018.

Consolidated Summary
The Company's exit and disposal costs by activity follows:

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Employee severance and benefit arrangements	$0.5	$9.9	$2.2	$15.3
Accelerated depreciation	0.4	—	1.5	—
Relocation costs	0.3	0.2	0.7	1.1
Other restructuring costs	2.9	1.5	7.4	3.4
Total exit and disposal costs	$4.1	$11.6	$11.8	$19.8
The Company's exit and disposal activities costs by segment follows:

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Carlisle Brake & Friction	$3.2	$1.0	$8.5	$3.0
Carlisle Interconnect Technologies	0.6	2.7	2.5	7.5
Carlisle Fluid Technologies	0.3	7.5	0.8	8.5
Corporate	—	0.4	—	0.8
Total exit and disposal costs	$4.1	$11.6	$11.8	$19.8
The Company's exit and disposal activities costs by financial statement line item follows:

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of goods sold	$4.0	$3.1	$10.0	$6.9
Selling and administrative expenses	—	8.5	1.3	12.8
Other operating (income) expense, net	—	—	0.4	—
Research and development expenses	0.1	—	0.1	0.1
Total exit and disposal costs	$4.1	$11.6	$11.8	$19.8
The Company's change in exit and disposal activities liability follows:

(in millions)	CIT	CFT	CBF	Total
Balance as of December 31, 2017	$4.9	$6.7	$1.5	$13.1
Charges	2.5	0.8	8.5	11.8
Cash payments	(5.9)	(6.9)	(6.7)	(19.5)
Other adjustments and non-cash settlements	(1.2)	—	(1.5)	(2.7)
Balance as of September 30, 2018	$0.3	$0.6	$1.8	$2.7
The liability of $2.7 million primarily relates to employee severance and benefit arrangements, and is included in accrued expenses on the Condensed Consolidated Balance Sheet.
Note 10—Income Taxes
The effective income tax rate on continuing operations for the nine months ended September 30, 2018, was 22.2%. The year-to-date provision for income taxes includes taxes on earnings at an anticipated rate of approximately 24.6% and a year-to-date net discrete tax benefit of $8.4 million. The year-to-date net discrete tax benefit relates primarily to a reduction of unrecognized tax benefits of $4.4 million and excess tax benefits related to employee stock compensation of $4.6 million.
The effective income tax rate on continuing operations for the nine months ended September 30, 2017, was 33.3% and included a year-to-date net discrete tax expense of $0.3 million. The change in the rate from September 30, 2017 to September 30, 2018, was primarily caused by the reduction to the statutory United States income tax rate from 35% to 21% as part of the Tax Cuts and Jobs Act (“Tax Act”) signed in December 2017.
The changes included in the Tax Act are broad and complex. As such, on December 22, 2017, the Securities and Exchange Commission (“SEC”) issued SAB 118. SAB 118 expresses views of the SEC regarding ASC Topic 740, Income Taxes in the reporting period that includes the enactment date of the Tax Act. If a company does not have the necessary information available, prepared or analyzed for certain income tax effects of the Tax Act, SAB 118 allows a company to report provisional numbers and adjust those amounts during the measurement period not to extend beyond a one-year measurement period. The Company has recorded provisional amounts for all known and estimable impacts of the Tax Act that are effective for the year ended December 31, 2017. During the three months ended September 30, 2018, the Company made a measurement period adjustment related to the Tax Act resulting in a discrete tax expense of $1.3 million. However, the Company will continue to refine its estimates through the allowable measurement period as other calculations have not been finalized nor have there been any changes in the interpretation of the law or additional guidance regarding the law that would materially impact the Company’s provisional amounts.
The Company continues to review the anticipated impacts of the global intangible low taxed income (“GILTI”) and Foreign-Derived Intangible Income deduction (“FDII”) on the Company for 2018. The combined forecasted net impact of both GILTI and FDII are not anticipated to be material to the tax rate.
Note 11—Inventories, net
The summarized components of inventory follows:

(in millions)	September 30, 2018	December 31, 2017
Raw materials	$193.4	$177.7
Work-in-process	68.1	62.9
Finished goods	262.8	238.5
Reserves	(35.2)	(30.3)
Inventories, net	$489.1	$448.8

Note 12—Goodwill and Other Intangible Assets, net
As a result of the sale of CFS on March 20, 2018, the Company reclassified $149.7 million of goodwill and $169.4 million of other intangible assets, net allocated to the CFS segment as of December 31, 2017, to discontinued operations within long-term assets on the Condensed Consolidated Balance Sheets.
The changes in the carrying amount of goodwill, net for the nine months ended September 30, 2018, follows:

(in millions)	CCM	CIT	CFT	CBF[1]	Total
Balance as of December 31, 2017	$544.3	$640.3	$171.0	$96.5	$1,452.1
Goodwill acquired during year[2]	2.8	2.7	—	—	5.5
Measurement period adjustments[3]	(12.2)	—	—	—	(12.2)
Currency translation and other	(1.2)	0.1	(1.0)	—	(2.1)
Balance as of September 30, 2018	$533.7	$643.1	$170.0	$96.5	$1,443.3
1. CBF goodwill balance as of December 31, 2017, is presented net of accumulated impairment losses of $130.0 million recorded in 2016. No other segments have incurred impairment losses.
2. For the first nine months of 2018, Carlisle acquired three businesses for an aggregate purchase price of $20.1 million.
3. Refer to Note 4 for further information on goodwill adjustments resulting from recent acquisitions.
A summary of the Company's other intangible assets, net follows:

	September 30, 2018			December 31, 2017
(in millions)	Acquired Cost	Accumulated Amortization	Net Book Value	Acquired Cost	Accumulated Amortization	Net Book Value
Assets subject to amortization:
Customer relationships	$845.1	$(273.1)	$572.0	$844.8	$(230.8)	$614.0
Technology and intellectual property	269.8	(120.7)	149.1	272.0	(95.6)	176.4
Trade names and other	41.6	(13.5)	28.1	40.1	(9.6)	30.5
Assets not subject to amortization:
Trade names	244.3	—	244.3	244.1	—	244.1
Other intangible assets, net	$1,400.8	$(407.3)	$993.5	$1,401.0	$(336.0)	$1,065.0

The net book values of other intangible assets, net by reportable segment follows:

(in millions)	September 30, 2018	December 31, 2017
Carlisle Construction Materials	$296.4	$325.1
Carlisle Interconnect Technologies	322.5	344.5
Carlisle Fluid Technologies	286.1	302.5
Carlisle Brake & Friction	88.2	92.9
Corporate	0.3	—
Total	$993.5	$1,065.0

Note 13—Commitments and Contingencies
Litigation
Over the years, the Company has been named as a defendant, along with numerous other defendants, in lawsuits in various state courts in which plaintiffs have alleged injury due to exposure to asbestos-containing brakes, which Carlisle manufactured in limited amounts between the late-1940s and the mid-1980s. In addition to compensatory awards, these lawsuits may also seek punitive damages. Generally, the Company has obtained dismissals or settlements of its asbestos-related lawsuits with no material effect on its financial condition, results of operations, or cash flows. The Company maintains insurance coverage that applies to the Company’s defense costs and payments of settlements or judgments in connection with asbestos-related lawsuits. At this time, the amount of reasonably possible asbestos claims, if any, is not material to the Company's financial position, results of operations, or operating cash flows, although these matters could result in the Company being subject to monetary damages, costs or expenses, and charges against earnings in particular periods.
The Company may occasionally be involved in various other legal actions arising in the normal course of business. In the opinion of management, the ultimate outcome of such actions, either individually or in the aggregate, will not have a material adverse effect on the consolidated financial position or annual operating cash flows of the Company.
Environmental Matters
The Company is subject to increasingly stringent environmental laws and regulations, including those relating to air emissions, wastewater discharges, chemical and hazardous waste management, and disposal. Some of these environmental laws hold owners or operators of land or businesses liable for their own and for previous owners’ or operators’ releases of hazardous or toxic substances or wastes. Other environmental laws and regulations require the obtainment of, and compliance with, environmental permits. To date, costs of complying with environmental, health, and safety requirements have not been material, and the Company did not have any significant accruals related to potential future costs of environmental remediation as of September 30, 2018, nor are any asset retirement obligations recorded as of that date. However, the nature of the Company’s operations and its long history of industrial activities at certain of its current or former facilities, as well as those acquired, could potentially result in material environmental liabilities or asset retirement obligations.
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

Note 14—Long-term Debt
A summary of the Company's long-term debt follows:

(in millions)			Fair Value[1]
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
3.75% Notes due 2027	$600.0	$600.0	$570.3	$607.1
3.5% Notes due 2024	400.0	400.0	384.3	403.7
3.75% Notes due 2022	350.0	350.0	347.4	358.9
5.125% Notes due 2020	250.0	250.0	256.9	264.8
Unamortized discount, debt issuance costs, and other	(12.6)	(13.8)
Total long term-debt	$1,587.4	$1,586.2
1. The fair value is estimated based on current yield rates plus the Company’s estimated credit spread available for financings with similar terms and maturities. Based on these inputs, the debt instruments are classified as Level 2 in the fair value hierarchy.
Revolving Credit Facility
During the nine months ended September 30, 2018, there were no borrowings under the Facility. As of September 30, 2018, and December 31, 2017, the Facility had no outstanding balance and $1.0 billion available for use.
Covenants and Limitations
Under the Company’s debt and credit facilities, the Company is required to meet various restrictive covenants and limitations, including limitations on certain leverage ratios, interest coverage, and limits on outstanding debt balances held by certain subsidiaries. The Company was in compliance with all covenants and limitations as of September 30, 2018 and December 31, 2017.
Letters of Credit and Guarantees
During the normal course of business, the Company enters into commitments in the form of letters of credit and bank guarantees to provide financial and performance assurance to third parties. As of September 30, 2018 and December 31, 2017, the Company had $26.1 million and $26.3 million in letters of credit and bank guarantees outstanding, respectively. The Company has multiple arrangements to obtain letters of credit, which include an agreement with unspecified availability and separate agreements for up to $80.0 million in letters of credit, of which $56.1 million was available for use as of September 30, 2018.
Note 15 —Defined Benefit Plan
The Company recognizes net periodic benefit cost based on the actuarial analysis performed at the previous year end, adjusted if certain significant events occur during the year.
The components of net periodic benefit cost follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Service cost	$0.8	$0.7	$2.4	$2.0
Interest cost	1.3	1.3	4.1	3.9
Expected return on plan assets	(2.5)	(2.5)	(7.7)	(7.6)
Amortization of unrecognized loss[1]	1.1	0.6	3.4	1.9
Net periodic benefit cost	$0.7	$0.1	$2.2	$0.2
1. Includes amortization of unrecognized actuarial (gain) loss and prior service credits and excludes provision for income tax of $(0.6) million $(0.9) million for the three and nine months ended September 30, 2018, and $(0.3) million and $(0.8) million for the three and nine months ended September 30, 2017, respectively.
The components of net periodic benefit cost, other than the service cost component, are included in other non-operating (income) expense, net in the Condensed Consolidated Statements of Income.

Note 16—Standard Product Warranties
The Company offers various standard warranty programs on its products, primarily for certain installed roofing systems, high-performance cables and assemblies, fluid technologies and braking products. The Company’s liability for such warranty programs is included in accrued expenses in the Condensed Consolidated Balance Sheets.
The change in standard product warranty liabilities for the nine months ended September 30, follows:

(in millions)	2018	2017
Balance as of January 1	$30.4	$29.1
Current year provision	16.6	12.5
Current year claims	(12.1)	(11.8)
Currency translation	(0.2)	0.9
Balance as of September 30	$34.7	$30.7

Note 17 —Financial Instruments
Foreign Currency Forward Contracts
The Company uses foreign currency forward contracts to hedge a portion of its foreign currency exchange rate exposure to forecasted foreign currency denominated cash flows. These instruments are not held for speculative or trading purposes.
A summary of the Company's designated and non-designated cash flow hedges follows:

	September 30, 2018		December 31, 2017
(in millions)	Fair Value[1]	Notional Value	Fair Value[1]	Notional Value
Designated hedges	$—	$6.2	$(0.2)	$22.3
Non-designated hedges	(0.1)	38.4	0.2	38.6
1. The fair value of foreign currency forward contracts is included in other current assets. The fair value was estimated using observable market inputs such as forward and spot prices of the underlying exchange rate pair. Based on these inputs, derivative assets and liabilities are classified as Level 2 in the fair value hierarchy.
For instruments that are designated and qualify as cash flow hedges, the Company had foreign currency forward contracts with maturities less than one year. The changes in the fair value of the contracts are recorded in accumulated other comprehensive income (loss) on the Condensed Consolidated Statements of Shareholders' Equity and recognized in the same Condensed Consolidated Statements of Income line item as the impact of the hedged item, revenues or cost of goods sold, when the underlying forecasted transaction impacts earnings. Gains and losses on the contracts representing hedge components excluded from the assessment of hedged effectiveness are recognized in the same Condensed Consolidated Statements of Income line item as the hedged item, revenues or cost of goods sold, currently.
The change in accumulated other comprehensive income (loss) related to cash flow hedges for the three and nine months ended September 30, follows:

(in millions)	2018	2017
Balance as of July 1	$(3.5)	$0.2
Other comprehensive loss before reclassifications	(0.1)	(0.2)
Amounts reclassified from accumulated other comprehensive loss	0.1	—
Other comprehensive income (loss)	—	(0.2)
Balance as of September 30	$(3.5)	$—

(in millions)	2018	2017
Balance as of January 1	$(4.0)	$0.9
Other comprehensive income (loss) before reclassifications	0.2	(0.4)
Amounts reclassified from accumulated other comprehensive loss	0.3	(0.5)
Other comprehensive income (loss)	0.5	(0.9)
Balance as of September 30	$(3.5)	$—

For instruments that are not designated as a cash flow hedge, the Company had foreign exchange contracts with maturities less than one year. The unrealized gains and losses resulting from these contracts were immaterial and are recognized in other non-operating (income) expense, net and partially offset corresponding foreign exchange gains and losses on these balances.
Rabbi Trust
The Company has established a Rabbi Trust to provide for a degree of financial security to cover its obligations associated with its deferred compensation plan. Contributions to the Rabbi Trust by the Company are made at the discretion of management and generally are made in cash and invested in money-market funds. The Company consolidates the Rabbi Trust and therefore includes the investments in its Condensed Consolidated Balance Sheets. As of September 30, 2018 and December 31, 2017, the Company had $10.7 million and $13.2 million of cash, respectively, and $5.3 million and $4.0 million of short-term investments, respectively. The short-term investments are measured at fair value using quoted market prices in active markets (i.e., Level 1 measurements) with changes in fair value recorded in net income and the associated cash flows presented as operating cash flows.
Other Financial Instruments
Other financial instruments include cash and cash equivalents, accounts receivable, net, accounts payable, accrued expenses and long-term debt. The carrying value for cash and cash equivalents, accounts receivable, net, accounts payable and accrued expenses approximates fair value because of their short-term nature and generally negligible credit losses (refer to Note 14 for the fair value of long-term debt).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Carlisle Companies Incorporated ("Carlisle", the "Company", "we", "us" or "our") is a diversified, global portfolio of niche brands that manufacture highly engineered products. Carlisle is committed to generating superior shareholder returns by combining a unique management style of decentralization, entrepreneurial spirit, active mergers and acquisitions, and a balanced approach to capital deployment, all with a culture of continuous improvement as embodied in the Carlisle Operating System. Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide a reader of our financial statements with a narrative from the perspective of Company management. All references to "Notes" refer to our Notes to Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q.
Executive Overview
We achieved strong organic revenue growth in the quarter, driven by strong demand, price realization in our core business, and the execution of our growth strategy for metal roofing products at Carlisle Construction Materials ("CCM"), continued robust commercial aircraft build rates and medical market strength at Carlisle Interconnect Technologies ("CIT"), strength in the general industrial markets at Carlisle Fluid Technologies ("CFT") and positive trends in off-highway vehicle markets at Carlisle Brake & Friction ("CBF").
In the third quarter, Carlisle experienced certain challenges at CCM that negatively affected revenues and operating income. These included well above average wet weather in much of the Eastern U.S., Midwest and Texas, which reduced days on the roof. Our pricing strategy at Accella Performance Materials Inc. ("Accella") tested the upper limits of the market and impacted volumes in the quarter. Despite these challenges, we are encouraged by continued solid underlying demand for our products across commercial construction markets, our ability to maintain share while driving price realization in core CCM products, and slated actions to accelerate integration of and improve profitability at Accella.
Despite these challenges, we continue to build momentum and execute on our Vision 2025 objectives. Consistent with our key strategic initiatives, year-to-date organic growth exceeded our long-term goal of 5 percent; CFT's margin improvement continues to benefit from our 2017 restructuring and vertical integration initiatives; our Carlisle Operating System ("COS") has driven savings in line with our targeted 1 to 2 percent of sales so far this year; and we continued to return capital to shareholders, paying $69.7 million in dividends and repurchasing $295.4 million of Carlisle shares so far, surpassing our initial 2018 plan.
Summary of Financial Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2018	2017	2018	2017
Revenues	$1,181.4	$1,002.4	$3,402.2	$2,760.3
Operating income	$140.0	$134.8	$394.4	$370.6
Operating margin percentage	11.9%	13.4%	11.6%	13.4%
Income from continuing operations	$96.9	$79.1	$269.5	$231.7
Income from discontinued operations	$2.8	$7.2	$253.5	$18.7
Diluted earnings per share attributable to common shares:
Income from continuing operations	$1.59	$1.26	$4.37	$3.60
Income from discontinued operations	$0.05	$0.11	$4.12	$0.29

Items affecting comparability:[1]
Impact to operating income	$7.1	$16.6	$19.2	$32.1
Impact to income from continuing operations	$5.4	$15.9	$14.5	$26.7
Impact on diluted EPS from continuing operations	$0.09	$0.24	$0.24	$0.41
1. Items affecting comparability primarily include acquisition related costs, exit and disposal costs, facility rationalization costs, litigation costs and gains from divestitures. Tax effect is based on the rate of the jurisdiction where the expense is deductible. Refer to Items Affecting Comparability in this MD&A for further discussion.
Revenues increased in the third quarter and first nine months of 2018 primarily reflecting contribution from the acquisition of Accella in the CCM segment and higher sales volumes. Increased revenues also reflect the adoption of Accounting Standards Codification 606, Revenue from Contracts with Customers ("ASC 606") in 2018 and price realization. Refer to Notes 2 and 7, and Critical Accounting Estimates within this MD&A for further information regarding the impact of adoption of ASC 606.
The increase in operating income in the third quarter and first nine months of 2018 primarily reflected price realization and higher sales volumes, benefits from the continued execution of COS and contributions from acquisitions. Partially offsetting the increase was increases in freight, labor-related and executive retirement costs.
Diluted earnings per share from continuing operations primarily benefited from a lower effective tax rate and reduced average shares outstanding, resulting from our share repurchase program, in addition to the aforementioned factors.
Outlook
As we enter the fourth quarter of 2018, we remain focused on driving actions that support our Vision 2025 strategic initiatives. Despite the challenges in September at CCM, we continue to have a positive outlook for 2018, and beyond. Favorably positioned with our ample liquidity and strong balance sheet, we remain committed to pursuing growth opportunities, both organically and through acquisitions, and returning capital to shareholders.
Disposition
On March 20, 2018, we completed the sale of our CFS operations to The Jordan Company for gross proceeds of $758.0 million in cash. In the first nine months of 2018, CFS used $2.0 million and $8.1 million in operating and investing cash flows, respectively, which are included in the Condensed Consolidated Statements of Cash Flows. Refer to Note 5 for additional information regarding discontinued operations.
Acquisitions
During the first nine months of 2018, we acquired three businesses for an aggregate purchase price of $20.1 million, including two metal roofing companies in the CCM segment and one European aerospace engineering firm in the CIT segment. We also acquired certain engineering assets for $2.5 million in the CIT segment in the third quarter of 2018.
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
Consolidated Results of Operations
Revenues

(in millions)	Three Months Ended September 30,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2018	2017	Change	%
Revenues	$1,181.4	$1,002.4	$179.0	17.9%	11.7%	6.1%	—%
The increase in revenues from acquired businesses in the third quarter of 2018 primarily reflected contribution of $112.3 million from the acquisition of Accella in the CCM segment. The increase in sales volume in the third quarter of 2018 primarily reflected an increase in demand for aerospace and defense products at CIT, favorable commercial construction demand for CCM, and higher demand for our heavy equipment products at CBF. Increased revenues also reflect the adoption of Accounting Standards Codification 606, Revenue from Contracts with Customers ("ASC 606"). Refer to Notes 2 and 7, and Critical Accounting Estimates within this MD&A for further information regarding the impact of adoption of ASC 606.

(in millions)	Nine Months Ended September 30,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2018	2017	Change	%
Revenues	$3,402.2	$2,760.3	$641.9	23.3%	13.7%	8.9%	0.7%
The increase in revenues from acquired businesses in the first nine months of 2018 primarily reflected a contribution of $340.7 million from the acquisition of Accella in the CCM segment. The increase in sales volume in the first nine months of 2018 primarily reflected an increase in demand for aerospace and defense products at CIT, favorable commercial construction demand for CCM, and higher demand for our heavy equipment products at CBF. Increased revenues also reflect the adoption of ASC 606. Refer to Notes 2 and 7, and Critical Accounting Estimates within this MD&A for further information regarding the impact of adoption of ASC 606.
Gross Margin

(in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	Change	%	2018	2017	Change	%
Gross margin	$314.3	$284.6	$29.7	10.4%	$895.9	$797.2	$98.7	12.4%
Gross margin percentage	26.6%	28.4%			26.3%	28.9%
Depreciation and amortization	$22.6	$21.1			$72.9	$60.7
The decrease in gross margin percentage (gross margin expressed as a percentage of revenues) in the third quarter and first nine months of 2018 was driven by rising raw material, freight and labor-related costs, unfavorable changes in mix and unfavorable raw material dynamics. Also included in cost of goods sold were exit and disposal costs totaling $4.0 million in the third quarter of 2018, compared with $3.1 million in the third quarter of 2017, and $10.0 million in the first nine months of 2018, compared with $6.9 million in the first nine months of 2017, primarily at CBF and CIT, attributable to our restructuring initiatives. The decrease was partially offset by lower per unit costs resulting from higher capacity utilization as a result of higher sales volume in the CIT and CCM segments and savings from COS.
Selling and Administrative Expenses

(in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	Change	%	2018	2017	Change	%
Selling and administrative expenses	$164.8	$137.9	$26.9	19.5%	$473.3	$389.8	$83.5	21.4%
As a percentage of revenues	13.9%	13.8%			13.9%	14.1%
Depreciation and amortization	$23.0	$14.6			$64.2	$42.3
The increase in selling and administrative expenses in the third quarter and first nine months of 2018 primarily reflected acquired selling general and administrative costs from the acquisition of Accella, executive retirement expenses, higher medical claims, and charges for the facility rationalization and plant restructuring projects at CIT. The selling and administrative costs from the acquired businesses also included non-cash amortization of acquired customer-related intangible assets. Refer to Note 9 for further information on exit and disposal activities.
Research and Development Expenses

(in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	Change	%	2018	2017	Change	%
Research and development expenses	$12.3	$12.4	$(0.1)	(0.8)%	$40.4	$37.5	$2.9	7.7%
As a percentage of revenues	1.0%	1.2%			1.2%	1.4%
Depreciation and amortization	$0.3	$0.3			$1.0	$0.9
The increase in research and development expenses primarily reflected acquired research and development expenses from the acquisition of Accella and new product development at our CFT and CCM segments in the first nine months of 2018.
Other Operating (Income) Expense, Net

(in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	Change	%	2018	2017	Change	%
Other operating (income) expense, net	$(2.8)	$(0.5)	$(2.3)	NM	$(12.2)	$(0.7)	$(11.5)	NM
The increase in other operating (income) expense, net in the third quarter of 2018 primarily reflected $2.4 million of gains on sales of assets primarily at CFT.

The increase in other operating (income) expense, net in the first nine months of 2018 primarily reflected $6.4 million of gains on sales of assets primarily at CFT, CCM and CIT and a $4.9 million gain on a legal settlement at CCM.
Operating Income

(in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	Change	%	2018	2017	Change	%
Operating income	$140.0	$134.8	$5.2	3.9%	$394.4	$370.6	$23.8	6.4%
Operating margin percentage	11.9%	13.4%			11.6%	13.4%
The decrease in operating margin percentage in the third quarter and first nine months of 2018 primarily reflected the aforementioned decrease in gross margin percentage, acquired selling, general and administrative costs from Accella, and higher stock-based and other compensation costs, partially offset by other operating income from gains on sales of assets and legal settlements. Refer to Segment Results of Operations within this MD&A for further information related to segment operating income results.
Interest Expense, Net

(in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	Change	%	2018	2017	Change	%
Interest expense	$16.3	$7.9			$49.2	$21.7
Interest income	(3.3)	(0.1)			(7.5)	(0.3)
Interest expense, net	$13.0	$7.8	$5.2	66.7%	$41.7	$21.4	$20.3	94.9%
The increase in interest expense, net during the third quarter and first nine months of 2018 primarily reflected the interest on the $600.0 million of notes with a stated interest rate of 3.75% and $400.0 million of notes with a stated interest rate of 3.5% that were issued in November 2017, partially offset by an increase in interest income associate with higher average cash balances during the 2018 periods.
Other Non-operating (Income) Expense, Net

(in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	Change	%	2018	2017	Change	%
Other non-operating (income) expense	$5.1	$3.4	$1.7	50.0%	$6.3	$1.6	$4.7	293.8%
Other-non operating (income) expense, net in the third quarter and first nine months of 2018 primarily reflected the net impact of the resolution of certain tax uncertainties related to the Accella acquisition and release of the corresponding indemnification asset, and the weakening of the U.S. Dollar and related changes in foreign exchange losses.
Other-non operating (income) expense, net in the third quarter and first nine months of 2017 primarily reflected net impact of the expiration of direct and indirect tax uncertainties related to the LHi acquisition and release of the corresponding indemnification asset.
Income Taxes

(in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	Change	%	2018	2017	Change	%
Provision for income taxes	$25.0	$44.5	$(19.5)	(43.8)%	$76.9	$115.9	$(39.0)	(33.6)%
Effective tax rate	20.5%	36.0%			22.2%	33.3%
The effective income tax rate on continuing operations for the first nine months of 2018 was 22.2%. The year-to-date provision for income taxes includes taxes on earnings at an anticipated annual rate of approximately 24.6% and a year-to-date discrete tax benefit of $8.4 million. The year-to-date net discrete tax benefit relates primarily to a reduction of unrecognized tax benefits of $4.4 million and excess tax benefits related to employee stock compensation of $4.6 million.
The effective income tax rate on continuing operations for the first nine months of 2017 was 33.3% and included a year-to-date net discrete tax expense of $0.3 million. The change in the rate from the first nine months of 2017 to the first nine months of 2018 was primarily caused by the reduction to the statutory United States income tax rate from 35% to 21% as part of the Tax Cuts and Jobs Act ("Tax Act") signed in December 2017.

The changes included in the Tax Act are broad and complex. As such, on December 22, 2017, the Securities and Exchange Commission (“SEC”) issued SAB 118. SAB 118 expresses views of the SEC regarding ASC Topic 740, Income Taxes in the reporting period that includes the enactment date of the Tax Act. If a company does not have the necessary information available, prepared or analyzed for certain income tax effects of the Tax Act, SAB 118 allows a company to report provisional numbers and adjust those amounts during the measurement period not to extend beyond a one-year measurement period. We have recorded provisional amounts for all known and estimable impacts of the Tax Act that are effective for the year ended December 31, 2017. During the third quarter of 2018, we made a measurement period adjustment related to the Tax Act resulting in a discrete tax expense of $1.3 million. However, we will continue to refine our estimates through the allowable measurement period as other calculations have not been finalized nor have there been any changes in the interpretation of the law or additional guidance regarding the law that would materially impact the Company's provisional amounts.
We continue to review the anticipated impacts of the global intangible low taxed income (“GILTI”) and Foreign-Derived Intangible Income deduction (“FDII”) on the Company for 2018. The combined forecasted net impact of both GILTI and FDII are not anticipated to be material to the tax rate.
Income from Discontinued Operations

(in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	Change	%	2018	2017	Change	%
Income from discontinued operations before taxes	$2.6	$11.4			$300.3	$29.7
(Benefit) provision for income taxes	(0.2)	4.2			46.8	11.0
Income from discontinued operations	$2.8	$7.2	$(4.4)	NM	$253.5	$18.7	$234.8	NM
Income from discontinued operations for the first nine months of 2018 primarily reflects the pre-tax gain on sale of CFS totaling $296.8 million. Excluding the gain on sale, income from discontinued operations primarily reflects activity from January 1, 2018 through March 20, 2018, the date that the sale of CFS was completed, compared with the full third quarter and first nine months of 2017.
Segment Results of Operations
Carlisle Construction Materials ("CCM")

(in millions)	Three Months Ended September 30,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2018	2017	Change	%
Revenues	$776.8	$640.2	$136.6	21.3%	18.2%	3.2%	(0.1)%
Operating income	$120.9	$124.4	$(3.5)	(2.8)%
Operating margin percentage	15.6%	19.4%
Depreciation and amortization	$19.6	$9.6
Items affecting comparability[1]	$1.0	$2.8
1. Items affecting comparability include acquisition related costs of $1.0 million in the third quarter of 2018, and $2.8 million in the third quarter of 2017, refer to Items Affecting Comparability.
CCM’s revenue growth in the third quarter of 2018 primarily reflected revenue contributions from the acquisition of Accella. Organic revenue growth was driven by strong U.S. commercial construction demand and continued progress on price realization in the core roofing product lines, partially offset by weaker than expected sales in September at least partly attributable to unfavorable weather.
CCM’s operating margin percentage decrease in the third quarter of 2018 was driven by raw material inflation, higher labor and freight costs, acquired unfavorable mix and one-time executive retirement expenses incurred in the quarter, partially offset by continued price discipline and operational improvements in the legacy CCM businesses.

(in millions)	Nine Months Ended September 30,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2018	2017	Change	%
Revenues	$2,204.0	$1,717.5	$486.5	28.3%	22.0%	5.9%	0.4%
Operating income	$338.1	$334.2	$3.9	1.2%
Operating margin percentage	15.3%	19.5%
Depreciation and amortization	$58.2	$27.0
Items affecting comparability[1]	$(0.1)	$3.7
1. Items affecting comparability include gains from divestitures of $(1.8) million in the first nine months of 2018, and acquisition related costs of $1.7 million in the first nine months of 2018 and $3.7 million in the first nine months of 2017, refer to Items Affecting Comparability.
CCM’s revenue growth in the first nine months of 2018 primarily reflected revenue contributions from the acquisitions of Accella and Drexel. Organic revenue growth primarily reflected higher volume driven by strong U.S. commercial construction demand and continued progress on price realization in the core roofing product lines.
CCM’s operating margin percentage decrease in the first nine months of 2018 was also driven by rising raw material, labor and freight costs, and acquired unfavorable mix.
Outlook
We now expect CCM revenues to grow in the low twenties in 2018, including contributions from acquisitions, with underlying demand and pricing supporting organic revenue growth in the low-to-mid single-digits.
CCM’s revenues and operating income are generally higher in the second and third quarters of the year due to increased construction activity during these periods, however could be impacted by unfavorable weather. CCM’s commercial roofing business is comprised predominantly of revenues from reroofing, which derives demand from a large base of installed roofs requiring replacement in a given year, and less from roofing for new commercial construction. Demand for commercial insulation products is also driven by increased enforcement of building codes related to energy efficiency. Growth in demand in the commercial construction market can be negatively impacted by changes in fiscal policy and increases in interest rates. The availability of labor to fulfill installations may also be a constraint on growth in the commercial roofing market.
CCM’s ability to increase current selling price and volume levels is subject to significant competition, in particular from competitors that have added manufacturing capacity of commercial roofing, commercial insulation and spray foam polyurethane products. Raw material input costs are expected to continue to increase moderately due to crude oil and related commodity pricing. Despite recent price realization, price competition could negatively impact CCM's ability to maintain current operating income margin levels or obtain incremental operating margin.
Carlisle Interconnect Technologies ("CIT")
We are substantially complete with the relocation of certain of our medical manufacturing operations in Shenzhen, China, to a new manufacturing operation in Dongguan, China. We also completed the relocation of certain of our aerospace manufacturing operations in Littleborough, United Kingdom, to an existing manufacturing operation. As a result of these efforts, and a continued focus on improving operational efficiencies throughout the business, we anticipate continuing costs related to plant restructuring and facility rationalization throughout 2018 and into 2019. Refer to Note 9 for further information regarding exit and disposal activities.

(in millions)	Three Months Ended September 30,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2018	2017	Change	%
Revenues	$240.2	$210.8	$29.4	13.9%	0.3%	12.8%	0.8%
Operating income	$29.3	$25.9	$3.4	13.1%
Operating margin percentage	12.2%	12.3%
Depreciation and amortization	$14.3	$14.0
Items affecting comparability[1]	$2.5	$4.2
1. Items affecting comparability include litigation costs of $1.1 million and acquisition costs of $0.1 million in the third quarter of 2018, and exit and disposal and facility rationalization costs ($1.3 million in the third quarter of 2018 and $4.2 million in the third quarter of 2017), refer to Items Affecting Comparability.
CIT delivered strong revenue growth in the third quarter of 2018, driven by strength across all markets but most notably aerospace, defense and medical. CIT's revenue growth is inclusive of the adoption of the new revenue recognition standard. Refer to Notes 2 and 7, and Critical Accounting Estimates within this MD&A for further information regarding the impact of adoption of ASC 606.
CIT’s operating margin percentage remained stable in the third quarter of 2018, driven by higher volumes, savings from COS, lower restructuring and facility rationalization costs and foreign currency tailwinds, offset by higher operating expenses and mix.

(in millions)	Nine Months Ended September 30,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2018	2017	Change	%
Revenues	$702.2	$606.8	$95.4	15.7%	0.1%	15.2%	0.4%
Operating income	$84.0	$67.6	$16.4	24.3%
Operating margin percentage	12.0%	11.1%
Depreciation and amortization	$43.6	$41.3
Items affecting comparability[1]	$7.0	$14.1
1. Items affecting comparability include gains from divestitures of $(1.6) million, litigation costs of $2.5 million and acquisition costs of $0.1 million in the first nine months of 2018, and exit and disposal and facility rationalization costs ($6.0 million in the first nine months of 2018 and $14.1 million in the first nine months of 2017), refer to Items Affecting Comparability.
CIT's revenue increased in the first nine months of 2018 primarily reflecting increased volumes, driven largely by the aerospace and defense markets, inclusive of CIT's adoption of the new revenue recognition standard. Refer to Notes 2 and 7, and Critical Accounting Estimates within this MD&A for further information regarding the impact of adoption of ASC 606.
CIT’s operating income and operating margin percentage increase in the first nine months of 2018 was primarily related to higher volumes, savings from COS and lower restructuring and facility rationalization costs, partially offset by unfavorable product mix and foreign exchange pressure related to the Chinese Renminbi.
Outlook
The longer term outlook in the commercial aerospace market remains favorable with a strong delivery cycle for new commercial aircraft expected over the next several years. The outlook for the market for in-flight entertainment and connectivity applications also remains positive on increasing demand for on-board connectivity applications used in both installed aircraft seating and through personal mobile devices using wireless connectivity access.
CIT is actively pursuing new products, customers and complementary technologies to support its expansion into the growing medical technology market. The medical technology markets in which CIT competes are experiencing vendor consolidation trends among larger medical original equipment manufacturer's, to whom CIT offers improved product verification capabilities and value-added vertical integration through its multiple product offerings.
We continue to expect CIT to generate double-digit revenue growth in 2018, including the impact of ASC 606.
Carlisle Fluid Technologies ("CFT")
Driven by focus on improving operational efficiencies throughout the business, we initiated facility consolidation efforts in the third quarter of 2017. These plans involved exiting our manufacturing operations in Brazil and Mexico, exiting the systems sales business in Germany, and relocating the manufacturing operations formerly in Angola, Indiana, to our existing Bournemouth, United Kingdom, manufacturing operations. All facility closures were completed in the first quarter of 2018 and production moved to either our Jackson, Tennessee, or Bournemouth facilities. Refer to Note 9 for further information regarding exit and disposal activities.

(in millions)	Three Months Ended September 30,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2018	2017	Change	%
Revenues	$72.4	$70.9	$1.5	2.1%	—%	2.8%	(0.7)%
Operating income	$11.6	$0.1	$11.5	NM
Operating margin percentage	16.0%	0.1%
Depreciation and amortization	$5.7	$5.7
Items affecting comparability[1]	$(2.0)	$8.1
1. Items affecting comparability include exit and disposal and facility rationalization costs ($0.7 million in the third quarter of 2018 and $8.1 million in the third quarter of 2017) and gains from divestitures of $(2.7) million in the third quarter of 2018, refer to Items Affecting Comparability.

CFT's revenue growth in the third quarter of 2018 reflected strength of standard product sales in Asia Pacific and in the general industrial market, partly offset by softer transportation and automotive refinish markets.
CFT’s operating income and operating margin percentage performance for the third quarter of 2018 improved, given benefits from our multiple facility rationalization efforts in 2017, progress on vertical integration, sourcing initiatives, and a one-time gain from the sale of a facility in Mexico.

(in millions)	Nine Months Ended September 30,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2018	2017	Change	%
Revenues	$209.2	$202.4	$6.8	3.4%	—%	1.1%	2.3%
Operating income	$25.1	$12.4	$12.7	102.4%
Operating margin percentage	12.0%	6.1%
Depreciation and amortization	$17.1	$16.5
Items affecting comparability[1]	$(0.5)	$9.1
1. Items affecting comparability include exit and disposal and facility rationalization costs ($2.7 million in the first nine months of 2018 and $9.1 million in the first nine months of 2017) and gains from divestitures ($(3.2) million in the first nine months of 2018), refer to Items Affecting Comparability.
CFT's revenue increase in the first nine months of 2018, primarily from price realization in the U.S. and Europe and stronger volumes in the general industrial markets, was offset by lower volumes in the transportation market.
CFT’s operating income and operating margin percentage for the first nine months of 2018 also benefited from our multiple facility rationalization efforts, progress on vertical integration, sourcing initiatives and to a one-time gain from the sale of a facility in Mexico.
Outlook
The longer term outlook in the transportation and general industrial markets remains steady with a stable backlog of systems and standard products expected over the next year. We expect the opportunity for growth in the Asia-Pacific markets to continue to increase in conjunction with the expanding powder opportunities.
We continue to expect CFT revenues to grow mid-single digits in 2018.
Carlisle Brake & Friction ("CBF")
In 2017, we announced that we would exit our manufacturing operations in Tulsa, Oklahoma, and relocate the majority of those operations to our existing manufacturing facility in Medina, Ohio, which is on track to be completed by year end. Refer to Note 9 for further information.
As part of the relocation effort, we are also investing additional capital in our Medina, Ohio, facility. The capital investment is anticipated to approximate $16.0 million to $19.0 million to expand the facility and between $17.0 million to $19.0 million to purchase new, more efficient equipment to replace equipment not being relocated.

(in millions)	Three Months Ended September 30,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2018	2017	Change	%
Revenues	$92.0	$80.5	$11.5	14.3%	—%	14.9%	(0.6)%
Operating (loss) income	$(1.1)	$1.3	$(2.4)	(184.6)%
Operating margin percentage	(1.2)%	1.6%
Depreciation and amortization	$5.6	$6.0
Items affecting comparability[1]	$4.8	$1.0
1. Items affecting comparability and include exit and disposal and facility rationalization costs ($4.8 million in the third quarter of 2018 and $1.0 million in the third quarter of 2017), refer to Items Affecting Comparability.
CBF achieved strong organic revenue growth in the third quarter of 2018, reflecting sustained recovery in off-highway vehicle markets and price realization, especially in the mining and construction markets.
CBF's operating loss and operating margin percentage in the third quarter of 2018 was driven by higher restructuring and facility rationalization costs, associated with our Tulsa, Oklahoma to Medina, Ohio facility consolidation.

(in millions)	Nine Months Ended September 30,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2018	2017	Change	%
Revenues	$286.8	$233.6	$53.2	22.8%	—%	20.1%	2.7%
Operating income	$6.3	$3.8	$2.5	65.8%
Operating margin percentage	2.2%	1.6%
Depreciation and amortization	$17.1	$17.1
Items affecting comparability[1]	$10.7	$3.0
1. Items affecting comparability and include exit and disposal and facility rationalization costs ($10.7 million in the first nine months of 2018 and $3.0 million in the first nine months of 2017), refer to Items Affecting Comparability.
CBF’s revenue growth in the first nine months of 2018 also reflected continued recovery in off-highway vehicle markets and price realization, especially the mining, construction and agriculture markets.
CBF’s operating income and operating margin percentage growth in the first nine months of 2018 was largely driven by higher volumes and price realization, partially offset by higher restructuring and facility rationalization costs, associated with our Tulsa, Oklahoma to Medina, Ohio facility consolidation.
Outlook
We remain cautiously optimistic that CBF has emerged from the bottom of the cycle in our key end-markets and is seeing continued recovery. CBF is aggressively realigning its cost structure through plant consolidations and seeking to realize associated savings. We expect to complete the Tulsa, Oklahoma to Medina, Ohio facility consolidation by the end of 2018, with some continuing costs into 2019.
We continue to expect CBF revenues to grow in the mid-teens in 2018.
Liquidity and Capital Resources
A summary of our cash and cash equivalents by region follows:

(in millions)	September 30, 2018	December 31, 2017
Europe	$34.3	$38.1
China	18.5	17.6
Asia Pacific region (excluding China)	12.5	21.0
Other international regions	22.0	21.7
Non-U.S. subsidiaries cash and cash equivalents	87.3	98.4
U.S. subsidiaries cash and cash equivalents	693.2	279.9
Cash and cash equivalents	$780.5	$378.3
We maintain liquidity sources primarily consisting of cash and cash equivalents as well as availability under the Facility. Cash generated by operations is our primary source of liquidity. Another potential source of liquidity is access to public capital markets via our automatic registration statement on Form S-3 filed November 8, 2017, subject to market conditions at that time. The increase in cash and cash equivalents compared to December 31, 2017, was primarily related to the cash consideration received for the disposition of CFS, which was completed on March 20, 2018. During the first nine months of 2018, we utilized cash on hand to fund share repurchases, capital expenditures and pay dividends to shareholders.
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
We also anticipate we will have sufficient cash on hand, as well as available liquidity under our revolving credit facility (the "Facility"), to pay outstanding principal balances of our existing notes by the respective maturity dates. We intend to obtain additional liquidity by accessing the capital markets to repay the outstanding balance if these sources of liquidity have been used for other strategic purposes by the time of maturity. Refer to Debt Instruments below.
Sources and Uses of Cash and Cash Equivalents

	Nine Months Ended September 30,
(in millions)	2018	2017
Net cash provided by operating activities	$102.6	$299.6
Net cash provided by (used in) investing activities	653.8	(385.6)
Net cash used in financing activities	(352.5)	(154.5)
Effect of foreign currency exchange rate changes on cash	(0.4)	2.8
Change in cash and cash equivalents	$403.5	$(237.7)
Operating Activities
We generated operating cash flows of $102.6 million for the first nine months of 2018 (including working capital uses of $323.6 million), compared with $299.6 million for the first nine months of 2017 (including working capital uses of $98.6 million). Lower operating cash flows in the first nine months of 2018 primarily reflect higher tax payments for taxes on the sale of CFS, growth in working capital and change in mix of cash earnings due to acquisition activity.
Investing Activities
Cash provided by investing activities of $653.8 million for the first nine months of 2018 primarily reflected the sale of CFS for gross proceeds of $758.0 million, partially offset by capital expenditures of $96.1 million. Cash used in investing activities of $385.6 million for the first nine months of 2017 primarily reflected the acquisitions of San Jamar in the CFS segment for $213.7 million, net of cash acquired, Drexel and Arbo in the CCM segment for $61.9 million, net of cash acquired, and capital expenditures of $105.8 million.
Financing Activities
Cash used in financing activities of $352.5 million in the first nine months of 2018 primarily reflected $295.4 million of share repurchases and $69.7 million of dividend payments, reflecting the increased dividend of $1.14 per share. Cash used in financing activities of $154.5 million during the first nine months of 2017 primarily reflected $266.4 million of share repurchases and $69.0 million of dividend payments, partially offset by net proceeds of $185.0 million on the Facility.
Outlook
Our priorities for the use of cash are to invest in growth and performance improvement opportunities for our existing businesses through capital expenditures, pursue strategic acquisitions that meet shareholder return criteria, pay dividends to shareholders and return value to shareholders through share repurchases.
Debt Instruments
Senior Notes
We have senior unsecured notes outstanding of $250.0 million due December 15, 2020 (at a stated interest rate of 5.125%), $350.0 million due November 15, 2022 (at a stated interest rate of 3.75%), $400.0 million due December 1, 2024 (at a stated interest rate of 3.5%) and $600.0 million due December 1, 2027 (at a stated interest rate of 3.75%) that are rated BBB by Standard & Poor’s and Baa2 by Moody’s.

Revolving Credit Facility (the "Facility")
During third quarter of 2018, we had no borrowings or repayments under the Facility. As of September 30, 2018, the Facility had no outstanding balance and $1.0 billion available for use.
We are required to meet various restrictive covenants and limitations under our senior notes and revolving credit facility including certain leverage ratios, interest coverage ratios and limits on outstanding debt balances held by certain subsidiaries. We were in compliance with all covenants and limitations as of September 30, 2018 and December 31, 2017.
Refer to Note 14 for further information on our debt instruments.
Critical Accounting Estimates
In preparing the Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the U.S., we must make informed decisions which impact the reported amounts and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and assumptions on which to base estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to revenue recognition, extended product warranties, goodwill and indefinite-lived intangible assets, valuation of long-lived assets and income taxes on an ongoing basis. We base our estimates on historical experience, terms of existing contracts, our observation of trends in the industry, information provided by our customers and information available from other outside sources, that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Management believes the critical accounting estimates described in "Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company’s 2017 Form 10-K, as updated below, are the most important to the fair presentation of the Company’s financial conditions and results of operations. These estimates require management’s most significant judgments in the preparation of our Condensed Consolidated Financial Statements.
Revenue Recognition
Beginning January 1, 2018, we began recognizing revenues under the guidance in ASC 606. Revenue is recognized when obligations under the terms of a contract with a customer are satisfied; generally this occurs with the transfer of control of our products or services. Revenue is measured as the amount of total consideration expected to be received in exchange for transferring goods or providing services. Total expected consideration, in certain cases, is estimated at each reporting period, including interim periods, and is subject to change with variability dependent on future events, such as customer behavior related to future purchase volumes, returns, early payment discounts and other customer allowances. Estimates for rights of return, discounts and rebates to customers and other adjustments for variable consideration are provided for at the time of sale as a deduction to revenue, based on an analysis of historical experience and actual sales data. Changes in these estimates are reflected as an adjustment to revenue in the period identified. Sales, value added and other taxes collected concurrently with revenue-producing activities are excluded from revenue.
We receive payment at the inception of the contract for separately priced extended service warranties, and revenue is deferred and recognized on a straight-line basis over the life of the contracts. The term of these warranties range from 5 to 40 years. The weighted average life of the contracts as of September 30, 2018, is approximately 19 years.
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
The components of items affecting comparability follows:

(in millions, except per share amounts)	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
	Impact to Operating Income	Impact to Income from Continuing Operations	Impact to Diluted EPS from Continuing Operations	Impact to Operating Income	Impact to Income from Continuing Operations	Impact to Diluted EPS from Continuing Operations
Exit and disposal costs	$4.1	$3.1	$0.05	$11.6	$8.0	$0.12
Other facility rationalization costs	2.7	1.9	0.04	2.1	1.5	0.03
Acquisition related costs:
Inventory step-up amortization	0.6	0.5	—	1.8	1.1	0.01
Other acquisition costs	1.3	0.9	0.02	1.1	0.7	0.01
Indemnification (gains) losses	—	—	—	—	4.6	0.07
Litigation costs	1.1	0.8	0.01	—	—	—
Gains from divestitures	(2.7)	(1.8)	(0.03)	—	—	—
Total items affecting comparability	$7.1	$5.4	$0.09	$16.6	$15.9	$0.24

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
(in millions, except per share amounts)	Impact to Operating Income	Impact to Income from Continuing Operations	Impact to Diluted EPS from Continuing Operations	Impact to Operating Income	Impact to Income from Continuing Operations	Impact to Diluted EPS from Continuing Operations
Exit and disposal costs	$11.8	$8.9	$0.14	$19.8	$13.6	$0.21
Other facility rationalization costs	7.6	5.6	0.10	7.2	5.2	0.08
Acquisition related costs:
Inventory step-up amortization	1.0	0.8	0.01	2.3	1.5	0.02
Other acquisition costs	2.9	2.2	0.04	2.8	1.8	0.03
Indemnification (gains) losses	—	—	—	—	4.6	0.07
Litigation costs	2.5	1.9	0.03	—	—	—
Gains from divestitures	(6.6)	(4.9)	(0.08)	—	—	—
Total items affecting comparability	$19.2	$14.5	$0.24	$32.1	$26.7	$0.41
The impact to income from continuing operations reflects the tax effect of items affecting comparability based on the statutory rate in the jurisdiction in which the expense or income is deductible or taxable. The per share impact of items affecting comparability to each period is based on diluted shares outstanding using the two-class method (refer to Note 6).
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
Item 3. Quantitative and Qualitative Disclosure about Market Risk
There have been no material changes in the Company’s market risk for the nine months ended September 30, 2018. For additional information, refer to "PART II—Item 7A. Quantitative and Qualitative Disclosures About Market Risk" of the Company’s 2017 Annual Report on Form 10-K.
Item 4. Controls and Procedures
a. Evaluation of disclosure controls and procedures. Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation and as of September 30, 2018, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.
b. Changes in internal controls. During fourth quarter of 2017, the Company completed its acquisition of Accella Holdings LLC, the parent company to Accella Performance Materials Inc. (collectively "Accella"). This acquisition is material to the Company's results of operations, financial position and cash flows. As of September 30, 2018, the assets of Accella represented 14.2 percent of total assets, and for the nine months ended September 30, 2018, revenues from Accella represented 10.0 percent of total revenues. Refer to Note 4 for additional information regarding the Accella acquisition.
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
During the first nine months of 2018, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II
Item 1. Legal Proceedings
Litigation
Over the years, we have been named as a defendant, along with numerous other defendants, in lawsuits in various state courts in which plaintiffs have alleged injury due to exposure to asbestos-containing brakes, which Carlisle manufactured in limited amounts between the late-1940’s and the mid-1980’s. In addition to compensatory awards, these lawsuits may also seek punitive damages. We typically obtain dismissals or settlements of our asbestos-related lawsuits with no material effect on our financial condition, results of operations, or cash flows. We maintain insurance coverage that applies to our defense costs and payments of settlements or judgments in connection with asbestos-related lawsuits. At this time, we believe that the resolution of our pending asbestos claims will not have a material impact on our financial condition, results of operations, or cash flows, although these matters could result in the Company being subject to monetary damages, costs or expenses, and charges against earnings in particular periods.
In addition, we may occasionally be involved in various other legal actions arising in the normal course of business. In the opinion of management, the ultimate outcome of such actions, either individually or in the aggregate, will not have a material adverse effect on the consolidated financial position or annual operating cash flows of the Company.
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
Item 1A. Risk Factors
During the nine months ended September 30, 2018, there were no material changes to the risk factors disclosed in "PART I—Item 1A. Risk Factors" of the Company’s 2017 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the repurchase of common stock during the three months ended September 30, 2018:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
July 2018	302,821	$112.55	301,400	4,581,908
August 2018	—	—	—	4,581,908
September 2018	206,164	124.69	203,500	4,378,408
Total	508,985		504,900
1. Represents the number of shares that can be repurchased under the Company’s stock repurchase program. On February 6, 2018, the Board approved an increase in the Company's stock repurchase for up to 13.7 million shares.
The Company may also reacquire shares outside of the repurchase program from time to time in connection with the forfeiture of shares in satisfaction of tax withholding obligations from the vesting of share-based compensation. There were 4,085 shares reacquired in transactions outside of the share repurchase program during the three months ended September 30, 2018.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

ThaItem 6. Exhibits

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
			8-K	001-9278	11/20/2012
4.5	Form of 3.500% Notes due 2024.		8-K	001-9278	11/16/2017
4.6	Form of 3.750% Notes due 2027.		8-K	001-9278	11/16/2017
10.1	Form of Trademark License Agreement between Carlisle Intangible Company, LLC and Carlisle FoodService Products, Incorporated.		8-K	001-9278	2/2/2018
10.2	Letter Agreement, dated August 22, 2018, between the Company and John W. Altmeyer.		8-K	001-9278	9/13/2018
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	X
32.1	Section 1350 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
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

CARLISLE COMPANIES INCORPORATED

Date:	October 25, 2018	By:	/s/ Robert M. Roche
Robert M. Roche
Vice President and Chief Financial Officer