Form 10-K
period 2018-12-31
CARLISLE COMPANIES INC
filed 2019-02-14
CIK 790051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

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
Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the shares of common stock of the registrant held by non‑affiliates was approximately $6.3 billion based upon the closing price of the common stock on the New York Stock Exchange on June 30, 2018.
As of February 7, 2019, 57,278,397 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2019 are incorporated by reference in Part III.

PART I

Item 1.  Business.

Overview

Carlisle Companies Incorporated's (“Carlisle”, the “Company”, “we”, “us” or “our”) operations began in 1917, and is a diversified, global portfolio of niche brands that manufacture highly engineered products. Our Company website is www.carlisle.com, through which we make available, free of charge, our Annual Report on Form 10‑K, Quarterly Reports on Form 10‑Q and Current Reports on Form 8‑K and all amendments to those reports, as soon as reasonably practicable after these reports are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). All references to "Notes" refer to our Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

Business Strategy

We strive to be the market leader of highly‑engineered products in the various markets we serve. Under Vision 2025, our key pillars include: being dedicated to driving above market growth, utilizing the Carlisle Operating System (“COS”) consistently to drive efficiencies and operating leverage, building scale with synergistic acquisitions, continuing to invest in and develop exceptional talent and deploying capital into capital expenditures, share repurchases and dividends.

We utilize COS, an operating structure and strategy deployment system based on lean enterprise and six sigma principles, to drive improving operational performance. COS is a continuous improvement process that defines the way we do business. Waste is eliminated and efficiencies are improved enterprise wide, allowing us to increase overall profitability. Improvements are not limited to production areas, as COS is also driving improvements in new product innovation, engineering, supply chain management, warranty and product rationalization. COS has created a culture of continuous improvement across all aspects of our business operations.

See Description of Business by Segment below for a more detailed discussion of our Vision 2025 strategy.

As noted above, a significant part of our strategy is to build scale with synergistic acquisitions. Synergies considered in making an acquisition include consolidation opportunities, technology, customer dispersion, operating capabilities and earnings growth potential. We acquired four businesses during 2018, which complement our existing Carlisle Construction Materials (“CCM”) and Carlisle Interconnect Technologies (“CIT”) segments. In addition, on January 11, 2019, we completed the acquisition of Petersen Aluminum Corporation ("Petersen") through our CCM segment (refer to Note 20).

We also pursue the sale of a business when it is determined they no longer fit within the Company’s long‑term goals or strategy. Accordingly, on March 20, 2018, we completed the sale of our Carlisle FoodService Products ("CFS") segment to The Jordan Company for $758.0 million (refer to Note 4).

For more details regarding acquisitions of the Company’s businesses during the past three years, refer to Note 3.

Description of Businesses by Segment

Carlisle Construction Materials (“CCM”)

Products, Markets and Locations

The CCM segment is a market leader in designing, manufacturing and selling thermoplastic polyolefin (“TPO”), ethylene propylene diene monomer rubber (“EPDM”) and polyvinyl chloride (“PVC”) membrane and metal roofing systems. CCM also manufactures and distributes energy‑efficient rigid foam insulation panels for all roofing applications. Roofing materials and insulation are sold together in warranted systems or separately in non-warranted systems to the new construction, re-roofing and maintenance, general construction and industrial markets. The roofing materials, including insulation, are primarily sold under the SynTec, Versico and Hunter Panels product lines in the United States of America (“U.S.” or “United States”) and throughout the world and, in addition, the Resitrix and Hertalan product lines in Europe. The segment manufactures and sells liquid and spray‑applied waterproofing membranes, vapor and air barriers and HVAC duct sealants and hardware for the commercial and residential construction markets through its coatings and waterproofing operation. The segment manufactures block molded expanded polystyrene for a variety of end markets, predominantly roofing and waterproofing through its Insulfoam product line. CCM also offers a broad range of polyurethane products and solutions across a broad diversity of markets and applications. CCM operates manufacturing facilities located throughout the United States, its primary market, and in Germany, the Netherlands and Romania. The majority of CCM’s products are sold through a network of authorized sales representatives and distributors.

Key Raw Materials

Key raw materials for this segment include methylene diphenyl diisocyanate (“MDI”), polyol, EPDM polymer, TPO polymer, carbon black and coated steel. These raw materials generally have at least two vendor sources to better assure adequate supply. The vendor typically has multiple processing facilities for key raw materials that are single sourced.

Seasonality and Working Capital

Revenues and earnings for CCM have historically been higher in the second and third quarters due to increased construction activity during those periods from favorable weather conditions.

The working capital practices for this segment include:

•	Standard accounts receivable payment terms of 45 days to 90 days.

•	Standard accounts payable payment terms of 30 days to 60 days.

•	Inventories are maintained in sufficient quantities to meet forecasted demand.

Customer Concentration and Competition

CCM serves a large and diverse customer base; however, in 2018 two of CCM's largest customers represented 18.4% and 14.2% of this segment’s revenues. One of these customers also represented 11.8% of the Company’s consolidated revenues. The loss of either of these customers could have a material adverse effect on this segment’s revenues and operating income. Backlog orders are not considered a significant factor of CCM’s business and were $90.1 million and $64.7 million as of December 31, 2018 and 2017, respectively; however, not all of these orders are firm in nature. All orders are reasonably expected to be filled in 2019.

This segment faces competition from numerous competitors that produce roofing, insulation and waterproofing products for commercial and residential applications. The level of competition within this market varies by product line. As one of four major manufacturers in the single‑ply industry, CCM competes through innovative products, long‑term warranties and customer service. CCM offers separately‑priced extended warranty contracts on certain of its products ranging from five to 40 years, the most significant being those offered on its installed single-ply roofing systems, subject to certain exclusions, covers leaks in the roofing system attributable to a problem with the particular product or the installation of the product. The building owner must have the roofing system installed by an independent authorized roofing contractor trained by CCM to install its roofing systems in order to qualify for the warranty.

Vision 2025 Strategy

Our strategy under Vision 2025 for the CCM segment is to:

•	Maintain its above average margin profile;

•	Capture significant after market opportunities as buildings in the US approach “re-roofing” vintage;

•	Further expand our presence in niche high-growth and high-margin opportunities of the building envelope via liquid applied roofing and spray foam polyurethanes;

•	Expand internationally, especially into Europe where there is a large market to displace traditional asphalt roofing with EPDM roofing; and

•	Expand our presence in the metal roofing market.

Key growth initiatives:

•	Capture market share based on labor and energy efficiency;

•	Leverage the Carlisle Experience to create the preferred choice through operational excellence;

•	Continued development of proprietary, differentiated products;

•	Utilize training to drive a culture of continuous learning that creates brand loyalty; and

•	Focus mergers and acquisitions on synergistic building envelope opportunities.

On January 11, 2019, we completed the acquisition of Petersen, a privately-held manufacturer of high-quality metal roofing products. Petersen's primary business is the manufacture and distribution of market leading architectural metal roof panels, steel and aluminum flat sheets and coils, wall panels, perimeter roof edge systems and related accessories for commercial, residential, institutional, industrial and agricultural markets in the United States.

Carlisle Interconnect Technologies (“CIT”)

Products, Markets and Locations

The CIT segment is a market leader in engineering, manufacturing and selling high‑performance wire, cable, connectors, contacts and cable assemblies and satellite communication equipment for the transfer of power and data primarily for the aerospace, medical, defense electronics, test and measurement equipment and select industrial markets. This segment primarily operates manufacturing facilities in the United States, China and Mexico, with the United States, Europe and China being the primary target regions for sales. Sales are made by direct sales personnel and independent sales representatives.

Key Raw Materials

Key raw materials for this segment include gold, copper conductors that are plated with tin, nickel, or silver, polyimide tapes, polytetrafluoroethylene (“PTFE”) tapes, PTFE fine powder resin, thermoplastic resins, stainless steel, beryllium copper rod, machined metals, plastic parts and various marking and identification materials. These raw materials are typically sourced worldwide and generally have at least two supplier sources to better assure adequate supply, except when prohibited by customer contracts, which approximated 10% of purchases in 2018.

Seasonality and Working Capital

The working capital practices for this segment include:

•	Standard accounts receivable payment terms of 30 days to 90 days.

•	Standard accounts payable payment terms of 30 days to 60 days.

•	Inventories are maintained in sufficient quantities to meet forecasted demand. The majority of CIT’s sales are from made‑to‑order products, resulting in inventories purchased on demand.

Customer Concentration and Competition

CIT serves a large and diverse customer base; however, in 2018 one customer represented 10.7% of this segment’s revenues but did not represent 10% of the Company’s consolidated revenues. The loss of this customer could have a material adverse effect on this segment’s revenues and operating income. Backlog orders were $319.2 million and $299.9 million as of December 31, 2018 and 2017, respectively; however, not all of these orders are firm in nature. Of the $319.2 million in backlog orders as of December 31, 2018, $13.8 million is not reasonably expected to be filled in 2019.

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

Vision 2025 Strategy

Our strategy under Vision 2025 for the CIT segment is to focus on highly regulated industries that have the characteristics of high performance, mission critical products designed to operate in harsh environments with significant barriers to entry and attractive margins. The primary industries currently include commercial aerospace and medical devices.
In commercial aerospace the CIT segment is focused on:

•	Increasing content per aircraft across a wide range of products;

•	Being present on all key aircraft platforms; and

•	Further expanding content per aircraft into passenger cabins, flight deck, and aircraft control systems.

In medical devices the CIT segment is focused on:

•
Capitalizing on growing spend on medical equipment and technology, driven by an aging population in key regions, and increasing preference for minimally invasive procedures by patients, hospitals and insurance providers; and

•
Growth in the attractive electrosurgical segment by leveraging current technology and customer relationships and making targeted acquisitions to grow in the high-potential cardiovascular monitoring devices market.

Key growth initiatives:

•	Increase seat content per aircraft across all product groups

•	Build and convert medical original equipment manufacturers ("OEM") project pipeline;

•	Establish new OEM relationships and drive new product development in test and measurement;

•	Ensure organization alignment is market focused to drive accelerated organic growth; and

•	Focus merger and acquisition efforts on commercial aerospace, medical technologies and test and measurement end markets

Carlisle Fluid Technologies (“CFT”)

Products, Markets and Locations

The CFT segment is a market leader in designing, manufacturing and selling highly‑engineered liquid and powder finishing equipment and system components primarily in the automotive, automotive refinishing, aerospace, agriculture, construction, marine and rail industries. The segment operates manufacturing facilities primarily in the United States, the United Kingdom ("U.K.") and Switzerland, and assembly and distribution facilities in China and Japan, with approximately 60% of its revenues outside the United States. The CFT segment manufactures and sells products that are sold under the brand names of Binks®, DeVilbiss®, Ransburg®, BGK® and MS Powder®. The majority of sales into CFT's industries are made through a worldwide network of distributors, integrators and some direct to end‑user sales. These business relationships are managed primarily through direct sales personnel worldwide.

Key Raw Materials

Key raw materials for this segment include carbon and various grades of stainless steel, brass, aluminum, copper, machined metals, carbide, machined plastic parts and PTFE. These raw materials are typically sourced worldwide and have at least two vendor sources to better assure adequate supply.

Seasonality and Working Capital

Approximately 20% of CFT’s annual revenues are for the development and in some cases assembly of large fluid handling or other application systems projects. Timing of these system sales can result in revenues that are higher in certain quarters versus other quarters within the same calendar year.

The working capital practices for this segment include:

•	Standard accounts receivable payment terms of 30 days to 90 days.

•	Standard accounts payable payment terms of 30 days to 60 days.

•	Inventories are maintained in sufficient quantities to meet forecasted demand.

Customer Concentration and Competition

CFT serves a large and diverse customer base and in 2018 no single customer accounted for 10% or more of this segment’s revenues. The loss of any single customer would not have a material adverse effect on the segment’s revenues and operating income. Backlog orders are not considered a significant factor of CFT’s business and were $23.4 million and $31.9 million as of December 31, 2018 and 2017, respectively; however, not all of these orders are firm in nature. All orders are reasonably expected to be filled in 2019.

The CFT segment competes against both regional and international manufacturers. Major competitive factors include innovative designs, the ability to provide customers with lower cost of ownership, dependable performance and high quality at a competitive price. CFT’s product's ability to spray, mix or deliver a wide range of coatings, applied uniformly in exact increments, is critical to the overall appearance of the applied coatings and functionality. The segment’s installed base of global customers is supported by a worldwide distribution network with the ability to deliver critical spare parts and other services. Brands that are well recognized and respected internationally, combined with a diverse base of customers, applications and industries served, positions the CFT segment to continue designing patented, innovative equipment and solutions for customers across the globe.

Vision 2025 Strategy

Our strategy under Vision 2025 for the CFT segment is to focus on key end markets of automotive and automotive refinish, transportation and general industrial.
In the automotive and automotive refinish markets CFT is focused on:

•	Growing sales of core spray guns in automotive OEM and automotive refinishing markets by capitalizing on strong brand recognition and solid customer advocacy among key automotive OEMs; and

•
Further expanding in mixing, metering, and dispensing viscous liquids or powder coating equipment through our energy efficient pumps, leveraging those pumps to support core spray gun sales and expand in adjacent markets.

In the transportation and general industrial markets CFT is focused on:

•	Leveraging the CFT brand and distribution in Asia;

•	Scaling the powder business outside of Europe;

•	Expanding pump sales in the attractive reciprocating pumps market;

•	Entering the market for fast-set applications such as foam and polyurethane; and

•	Expanding into sealants and adhesives.

Key growth initiatives:

•	Expand global distribution network by developing partners in growing regions and markets;

•	Expand product portfolio by quickly launching new products in adjacent markets;

•	Fill gaps in existing product portfolio;

•	Increase market share by driving deep customer relationships and operational excellence; and

•	Focus merger and acquisition efforts on targets that precisely deliver fluid management solutions.

Carlisle Brake & Friction (“CBF”)

Products, Markets and Locations

The CBF segment is a market leader in designing, manufacturing and selling high-performance braking products and systems and clutch transmission friction products for off‑highway, on‑highway, aircraft and other industrial applications. CBF also includes the performance racing group which designs, manufactures and sells high‑performance motorsport braking products. The CBF segment manufactures and sells products which are sold under several brand names, such as Hawk®, Wellman® and Velvetouch®. CBF’s products are sold by direct sales personnel to Original Equipment Manufacturers (“OEMs”), mass merchandisers and various wholesale and industrial distributors around the world, including North America, Europe, Asia and South America. Key markets served include construction, agriculture, mining, aircraft, on-highway and performance racing. Primary manufacturing facilities are located in the United States, the United Kingdom, Italy and China.

Key Raw Materials

The brake manufacturing operations require the use of various metal products such as castings, pistons, springs and bearings. With respect to friction products, key raw materials used are fiberglass, phenolic resin, metallic chips, copper and iron powders, steel, custom‑fabricated cellulose sheet and various other organic materials. These raw materials are sourced worldwide to better assure adequate supply. Key raw materials generally have at least two vendor sources.

Seasonality and Working Capital

The working capital practices for this segment include:

•	Standard accounts receivable payment terms of 30 days to 90 days.

•	Standard accounts payable payment terms of 30 days to 90 days.

•	Inventories are maintained in sufficient quantities to meet forecasted demand.

Customer Concentration and Competition

CBF serves a large and diverse customer base; however, in 2018 one customer represented 20.2% of this segment’s revenues but did not represent 10% of the Company’s consolidated revenues. The loss of this customer could have a material adverse effect on this segment’s revenues and operating income. Backlog orders were $190.8 million and $190.3 million as of December 31, 2018 and 2017, respectively; however, not all of these orders are firm in nature. All orders are reasonably expected to be filled in 2019.

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

Vision 2025 Strategy

Our strategy under Vision 2025 for the CBF segment is to be the top brand in off-highway commercial transportation as the only supplier able to offer a complete “pedal to the wheel” solution and continue to participate in the mining and machinery equipment markets where demand remains supportive.
Key growth initiatives:

•	Increase presence through capitalizing on global acceleration of growth in served regions;

•	Product innovation by leveraging substantial research and development capabilities;

•	Increase differentiated technology via expansion of carbon technology;

•	Provide innovative highly-engineered vehicle solutions; and

•	Operational excellence through facility rationalization, COS and automation.

Intellectual Property

We own or hold the right to use a variety of patents, trademarks, licenses, inventions, trade secrets and other intellectual property rights. We have adopted a variety of measures and programs to ensure the continued validity and enforceability of our various intellectual property rights.

Research and Development

Research and development activities include the development of new product lines, the modification of existing product lines to comply with regulatory changes and the research of cost efficiencies through raw material substitution and process improvements. Our research and development expenses were $55.1 million, $51.3 million and $45.4 million, representing 1.2%, 1.4% and 1.3% of revenues in 2018, 2017 and 2016, respectively.

Environmental Matters

Refer to “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental” and Note 17 for information regarding environmental matters.

Labor Matters

As of December 31, 2018, we employed approximately 13,000 people, excluding 1,900 contractors. Employees represented by unions, local work councils or collective bargaining agreements as of December 31, 2018, are listed below, with the number of employees represented and the expiration date of the applicable agreements:

Location	Number of Agreements	Number of Employees Represented	Expiration Date
CIT - China	2	3,071	December 2019
CIT - Mexico	1	900	N/A
CBF - Italy	3	298	December 2018 December 2019 December 2020	(1)
CCM - Germany	2	143	May 2020
CCM - Netherlands	1	119	June 2019
CBF - United Kingdom	1	109	N/A
CIT - Switzerland	1	78	N/A
CFT - Germany	1	30	N/A
CFT - Mexico	1	17	December 2020
CCM - United States	1	12	June 2020

(1)	The agreement between CBF and its employees that expired in December 2018 is currently in negotiation for renewal.

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

The Company has a history of acquiring businesses as part of its earnings growth strategy. Typically, the Company considers acquiring companies than can be integrated within an existing business. Acquisitions of this type involve numerous risks, which may include a failure to realize expected revenue growth and operating and cost synergies from integration initiatives to combine the acquired business with an existing business; increasing dependency on the markets served by the combined businesses; increased debt to finance the acquisitions or the inability to obtain adequate financing on reasonable terms.

The Company also considers the acquisition of businesses that may operate independent of existing businesses that involve similar risks with respect to a failure to realize expected revenue growth or operating and cost reductions within the acquired business; and could increase the possibility of diverting corporate management’s attention from its existing operations.
The successful realization of revenue growth, cost reductions and synergies with our existing businesses, and within acquired stand-alone businesses, and therefore increases in profitability overall, is dependent upon successful integration initiatives. If these integration initiatives do not occur, there may be a negative effect on the Company’s business, financial condition, results of operations and cash flows.
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

Uncertainty regarding global economic conditions may have an adverse effect on the businesses, results of operations and financial condition of the Company and its customers, distributors and suppliers. Among the economic factors which may affect performance are: manufacturing activity, commercial and residential construction, difficulties entering new markets and general economic conditions such as inflation, deflation, interest rates and credit availability. These effects may, among other things, negatively impact the level of purchases, capital expenditures and creditworthiness of the Company’s customers, distributors and suppliers, and therefore, the Company’s results of operations, margins and orders. The Company cannot predict if, when or how much worldwide economic conditions will fluctuate. These conditions are highly unpredictable and beyond the Company's control. If these conditions deteriorate, however, the Company’s business, financial condition, results of operations and cash flows could be adversely affected.

The Company is subject to risks arising from international economic, political, legal and business factors.

The Company has increased, and anticipates it will continue to increase, its presence in global markets. Approximately 22.7% of the Company’s revenues in 2018 were generated outside the United States. The Company expects these revenues will grow as the Company continues to target global markets. In addition, to compete globally, all of the Company’s segments have manufacturing facilities outside the United States.

The Company’s increasing reliance on international revenues and international manufacturing bases exposes its business, financial condition, operating results and cash flows to a number of risks, including price and currency controls; government embargoes or foreign trade restrictions, including import and export tariffs; extraterritorial effects of U.S. laws such as the Foreign Corrupt Practices Act; expropriation of assets; war, civil uprisings, acts of terror and riots; political instability; nationalization of private enterprises; hyperinflationary conditions; the necessity of obtaining governmental approval for new and continuing products and operations, currency conversion or repatriation of assets; legal systems of decrees, laws, taxes, regulations, interpretations and court decisions that are not always fully developed and that may be retroactively or arbitrarily applied; cost and availability of international shipping channels; and customer loyalty to local companies.

Additionally, there is uncertainty caused by the U.K.'s planned exit from the European Union commonly referred to as "Brexit." While the specific terms and impact of Brexit are not yet known, Brexit could adversely impact the U.K. and/or the European Union, and therefore the Company’s business, financial condition, results of operations and cash flows could be adversely affected.

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

The Company has significant concentrations in the domestic commercial construction market.

For the year ended December 31, 2018, approximately 64.3% of the Company’s revenues and approximately 85.5% of its operating income were generated by the CCM segment. Construction spending is affected by economic conditions, changes in interest rates, demographic and population shifts and changes in construction spending by federal, state and local governments. A decline in the commercial construction market could adversely affect the Company’s business, financial condition, results of operations and cash flows. Additionally, adverse weather conditions such as heavy or sustained rainfall, cold weather and snow can limit construction activity and reduce demand for roofing materials. Weather conditions can also be a positive factor, as demand for roofing materials may rise after harsh weather conditions due to the need for replacement materials.

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

The Company operates in several niche markets in which a large portion of the segment’s revenues are attributable to a few large customers. See “Item 1. Business—Overview—Description of Businesses by Segment” for a discussion of customer concentrations by segment. A significant reduction in purchases by one or more of these customers could have an adverse effect on the business, financial condition, results of operations or cash flows of one or more of the Company’s segments.

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

The Company utilizes petroleum‑based products, steel and other commodities in its manufacturing processes. Raw materials, including inbound freight, accounted for approximately 60% of the Company’s cost of goods sold in 2018. Significant increases in the price of these materials may not be recovered through selling price increases and could adversely affect the Company’s business, financial condition, results of operations and cash flows. The Company also relies on global sources of raw materials, which could be adversely impacted by unfavorable shipping or trade arrangements, including import and export tariffs and global economic conditions. Refer to “Part II—Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for additional information regarding commodity price risk.

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

Refer to Notes 4 and 8 for a discussion of current disposition and restructuring matters.

Currency fluctuation could have a material impact on the Company’s reported results of business operations.

The Company’s global revenues and other activities are translated into U.S. Dollars ("USD") for reporting purposes. The strengthening or weakening of the USD could result in unfavorable translation effects as the results of transactions in foreign countries are translated into USD. In addition, sales and purchases in currencies other than the USD expose the Company to fluctuations in foreign currencies relative to the USD. Increased strength of the USD will decrease the Company’s reported revenues or margins in respect of sales conducted in foreign currencies to the extent the Company is unable or determines not to increase local currency prices. Likewise, decreased strength of the USD could have a material adverse effect on the cost of materials and products purchased overseas. Many of the Company’s sales that are exported by its U.S. subsidiaries to foreign countries are denominated in USD, reducing currency exposure. However, increased strength of the USD may decrease the competitiveness of our U.S. subsidiaries’ products that are sold in USD within foreign locations.

The Company has entered into foreign currency forward contracts to mitigate the exposure of certain of our results of operations and cash flows to such fluctuations. See “Part II—Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a discussion on foreign currency exchange risk.

Security breaches or significant disruptions of our information technology systems or violations of data privacy laws could adversely affect our business.

We rely on information technology systems, some of which are managed by third-parties, to process, transmit and store electronic information, and to manage or support critical business processes. Security breaches of these systems could result in the unauthorized or inappropriate access to confidential information or personal data entrusted to us by our business partners. While we have experienced, and expect to continue to experience, security breaches to our information technology systems, none of them to date has had a material impact on the Company. Additionally, these systems may be disrupted as a result of attacks by computer hackers or viruses, human error or wrongdoing, operational failures or other catastrophic events. The Company leverages its internal information technology infrastructures, and those of its business partners, to enable, sustain and protect its global business interests, however, any of the aforementioned breaches or disruptions could result in legal claims, liability or penalties under privacy laws or damage to operations or to the Company's reputation, which could adversely affect our business.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

The number, location and size of the Company’s principal properties as of December 31, 2018, by segment follows:

	Number of Facilities					Square Footage (in millions)
	North America	Europe	Asia	Other	Total	Owned	Leased
Carlisle Construction Materials	49	10	—	—	59	5.1	1.2
Carlisle Interconnect Technologies	20	3	12	—	35	0.6	1.0
Carlisle Fluid Technologies	3	2	2	1	8	0.4	0.1
Carlisle Brake and Friction	4	2	4	—	10	1.0	0.5
Totals	76	17	18	1	112	7.1	2.8

The Company considers its principal properties, as well as the related machinery and equipment, to be generally well maintained and suitable and adequate for their intended purposes.

Item 3.  Legal Proceedings.

The Company is party to certain lawsuits in the ordinary course of business. Information about legal proceedings is included in Note 17, and is incorporated by reference herein. Aside from the amounts disclosed in Note 17, if any, the Company does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on its business, financial condition, results of operations or cash flows.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is traded on the New York Stock Exchange under the ticker symbol "CSL." As of December 31, 2018, there were 1,206 shareholders of record. The number of beneficial holders is substantially greater than the number of record holders because a significant portion of our common stock is held of record in broker “street names.”

The Company’s purchases of its common stock during the three months ended December 31, 2018 follows:

(in thousands, except per share amounts)	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October	339	$107.52	336	4,042
November	607	$103.01	607	3,435
December	698	$98.33	697	2,738
Total	1,644		1,640

(1)	Represents the remaining total number of shares that can be repurchased under the Company’s stock repurchase programs.

The Company may also reacquire shares outside of the repurchase program from time to time in connection with the forfeiture of shares in satisfaction of tax withholding obligations from the vesting of share‑based compensation. There were approximately 4 thousand shares reacquired in transactions outside the repurchase program during the three months ended December 31, 2018.

Item 6.  Selected Financial Data.

Selected Consolidated Financial Data

(in millions except for per share data)	2018	2017	2016	2015	2014
Summary of Operations
Revenues	$4,479.5	$3,750.8	$3,425.2	$3,300.6	$2,959.8
Gross margin	$1,174.7	$1,048.3	$1,086.4	$941.3	$750.5
Selling and administrative expenses	$625.4	$532.9	$495.4	$426.5	$341.0
Research and development expenses	$55.1	$51.3	$45.4	$39.9	$31.4
Operating income	$509.0	$464.0	$404.2	$477.5	$381.1

Income from continuing operations	$358.6	$340.6	$231.1	$302.6	$233.9
Income from discontinued operations	252.5	24.9	19.0	17.1	17.4
Net income	$611.1	$365.5	$250.1	$319.7	$251.3

Basic earnings per share:
Income from continuing operations	$5.92	$5.36	$3.57	$4.63	$3.62
Income from discontinued operations	4.17	0.39	0.29	0.26	0.27
	$10.09	$5.75	$3.86	$4.89	$3.89
Diluted earnings per share:
Income from continuing operations	$5.88	$5.32	$3.53	$4.56	$3.55
Income from discontinued operations	4.14	0.39	0.29	0.26	0.27
	$10.02	$5.71	$3.82	$4.82	$3.82
Financial Position
Total assets	$5,249.2	$5,299.8	$3,965.8	$3,950.9	$3,754.9
Long-term debt	$1,587.8	$1,586.2	$596.4	$595.6	$746.0
Other Data
Dividends paid	$93.5	$92.1	$84.5	$72.3	$61.2
Dividends paid per share	$1.54	$1.44	$1.30	$1.10	$0.94
The selected consolidated financial data shown above is derived from our audited consolidated financial statements. Refer to Note 1 for information regarding retrospective adjustment of prior year amounts resulting from the adoption of new accounting standards. Refer to Note 3 for information regarding recent acquisitions and their impact to financial results. Refer to Note 4 for information regarding retrospective adjustment of prior year amounts resulting from discontinued operations.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Carlisle Companies Incorporated (“Carlisle”, the “Company”, “we”, “us” or “our”) is a diversified, global portfolio of niche brands that manufacture highly engineered products. Carlisle is committed to generating superior shareholder returns by combining a unique management style of decentralization, entrepreneurial spirit, active mergers and acquisitions, and a balanced and disciplined approach to capital deployment, all with a culture of continuous improvement as embodied in the Carlisle Operating System. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of Company management. All references to “Notes” refer to our Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

Executive Overview

We focus on achieving profitable growth in our segments both organically, through new product development, product line extensions and entering new markets, as well as through acquisitions of businesses that complement our existing technologies, products and market channels. Resources are allocated among the operating segments based on senior management’s assessment of their ability to obtain leadership positions and competitive advantages in the markets they serve. We focus on obtaining profitable growth through the following strategic factors:

•	Driving above-market organic growth;

•	Utilizing Carlisle Operating System ("COS") consistently to drive efficiencies and operating leverage;

•	Building scale with synergistic acquisitions;

•	Continuing to invest in and develop exceptional talent; and

•	Deploying capital into capital expenditures, share repurchases and dividends.

Strong demand from customers across our end markets, price discipline, efficiencies gained from COS and execution by our dedicated employees around the globe contributed to a solid fourth-quarter and strong finish to year one of our journey toward Vision 2025. We delivered record highs in full year revenues, earnings per share, share repurchases and dividends paid.

Furthermore, we gained solid traction on the key pillars of Vision 2025, including:

•	Achieving 7.2% organic revenue growth, in excess of our long-term growth target of 5%

•	Maintaining strong price discipline across businesses, leading to positive realization for the year

•	Delivering cost savings of 1.5% of revenue through COS

•
Completing approximately $70 million of restructuring actions instituted over the last two years at Carlisle Interconnect Technologies ("CIT"), Carlisle Fluid Technologies ("CFT") and Carlisle Brake & Friction ("CBF")

•
Reshaping our portfolio with the sale of Carlisle FoodService Products ("CFS") for $758.0 million in early 2018 and making strategic acquisitions, including the recently announced acquisition of Petersen Aluminum Corporation ("Petersen")

•
Leveraging our strong cash flow and balance sheet by deploying over $550 million into record share repurchases and dividends paid, more than half-way to our stated objective of deploying $1 billion into share repurchases under Vision 2025

As we embark on year two of our journey toward Vision 2025, we will build on the achievements of year one and continue to drive towards our objectives stated above.

Summary Financial Results

(in millions, except per share amounts)	2018	2017	2016
Revenues	$4,479.5	$3,750.8	$3,425.2
Impairment charges	$—	$—	$141.5
Operating income	$509.0	$464.0	$404.2
Operating margin percentage	11.4%	12.4%	11.8%
Income from continuing operations	$358.6	$340.6	$231.1
Income from discontinued operations	$252.5	$24.9	$19.0
Diluted earnings per share attributable to common shares:
Income from continuing operations	$5.88	$5.32	$3.53
Income from discontinued operations	$4.14	$0.39	$0.29

Items affecting comparability: (1)
Impact to operating income	$32.6	$47.7	$23.8
Impact to income from continuing operations	$21.3	$(14.4)	$15.7
Impact to diluted EPS from continuing operations	$0.34	$(0.22)	$0.25

(1)
Items affecting comparability primarily include acquisition related costs, exit and disposal costs, facility rationalization costs, litigation settlement costs, gains from divestitures and the impact of the Tax Act. The tax effect is based on the rate of the jurisdiction where the expense is deductible. Refer to Items Affecting Comparability in this MD&A for further discussion.

2018 Compared with 2017

Revenues increased primarily reflecting contribution from acquisition of Accella in the Carlisle Construction Materials (“CCM”), higher sales volumes and price realization. Increased revenues also reflect the adoption of Accounting Standards Codification 606, Revenue from Contracts with Customers ("ASC 606") in 2018. Refer to Notes 1 and 6, and Critical Accounting Estimates within this MD&A for further discussion regarding the impact of adoption of ASC 606.

The increase in operating income primarily reflected higher sales volumes and price realization, benefits from the continued execution of COS and contributions from acquisitions. This increase was partially offset by increases in raw materials, labor-related, freight and executive retirement costs.

Diluted earnings per share from continuing operations primarily benefited from a lower effective tax rate and reduced average shares outstanding, resulting from our share repurchase program, in addition to the aforementioned increases in operating income.

We generated $339.2 million in operating cash flows during 2018 and utilized cash on hand and cash provided by operations to fund acquisitions, fund capital projects and return capital to shareholders.

Outlook

Despite geopolitical and economic uncertainties, we remain optimistic that we can achieve high-single-digit revenue growth in 2019 given generally favorable market conditions across our segments and execution on the strategies and key actions we put in place over the last year.

2017 Compared with 2016

Revenues increased primarily reflecting contribution from acquisitions in the CCM and CIT segments as well as higher net sales volume at CCM, associated with favorable commercial roofing market conditions, and higher net sales volume at CBF, associated with higher demand from the construction, agriculture and mining markets. These increases were partially offset by lower net sales volume at CIT, driven by challenges in the commercial aerospace market.

The increase in operating income and operating margin primarily reflected the non-recurrence of $141.5 million of goodwill and other intangible assets impairment charges taken at our CBF segment in 2016, higher net sales volumes in the CCM and CBF segments and savings from COS. This increase was partially offset by rising raw material costs in the CCM segment, lower sales and operating margin at CIT, approximately $36.5 million for facility rationalization and exit and disposal costs and $7.7 million of acquired inventory costs.

Diluted earnings per share improved primarily reflecting the aforementioned increases in operating income combined with the positive net impact of the Tax Cuts and Jobs Act (the “Tax Act”).

Consolidated Results of Operations

Revenues

2018 Compared with 2017

(in millions)	2018	2017	Change	%	Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
Revenues	$4,479.5	$3,750.8	$728.7	19.4%	11.2%	7.8%	0.4%

The increase in revenues from acquired businesses in 2018 primarily reflected the contribution of $434.1 million from the acquisition of Accella in the CCM segment. The increase in sales volume in 2018 primarily reflected favorable commercial construction demand for CCM, an increase in demand for aerospace and defense products at CIT, and higher demand for our heavy equipment products at CBF. Increased revenues also include $21.9 million from the adoption of ASC 606. Refer to Notes 1 and 6, and Critical Accounting Estimates within this MD&A for further information regarding the impact of adoption of ASC 606.
2017 Compared with 2016

(in millions)	2017	2016	Change	%	Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
Revenues	$3,750.8	$3,425.2	$325.6	9.5%	4.4%	5.2%	(0.1)%

The increase in revenues from acquired businesses in 2017 primarily reflected the contribution of $104.8 million from the acquisitions of Accella, Drexel Metals and Arbo in the CCM segment. The increase in sales volume in 2017 primarily reflected favorable commercial roofing market conditions and higher demand for CBF products. These increases were partially offset by lower sales volume at CIT, primarily as a result of the aforementioned challenges in the commercial aerospace market and lower selling price at CCM.

Revenues by Geographic Area

(in millions)	2018		2017		2016
United States	$3,461.3	77%	$2,860.4	76%	$2,604.0	76%
International:
Europe	443.5		402.5		378.4
Asia	306.5		267.0		237.3
Canada	112.1		83.3		74.1
Mexico and Latin America	72.0		71.1		72.3
Middle East and Africa	46.8		40.8		40.7
Other	37.3		25.7		18.4
Total International	1,018.2	23%	890.4	24%	821.2	24%
Revenues	$4,479.5		$3,750.8		$3,425.2

2018 Compared with 2017

Total revenues to international customers increased primarily reflecting higher foreign sales by CCM, largely reflecting acquired European and Canadian sales compared with prior year. Higher international sales also reflected increased sales to Europe and Asia from CBF.

2017 Compared with 2016

Total revenues to customers located outside the U.S. increased primarily reflecting higher international sales by CCM, largely reflecting improving European and Canadian sales compared with prior year. Higher international sales also reflected increased sales to Europe and Asia from CBF. Partially offsetting this increase in international sales was decrease in European sales by CIT.

Gross Margin

2018 Compared with 2017

(in millions)	2018	2017	Change	%
Gross margin	$1,174.7	$1,048.3	$126.4	12.1%
Gross margin percentage	26.2%	27.9%
Depreciation and amortization	$96.4	$85.1

The decrease in gross margin percentage (gross margin expressed as a percentage of revenues) in 2018 was driven by rising raw material, labor-related and freight costs and unfavorable changes in mix. Also included in gross margin in 2018 were exit and disposal costs totaling $15.5 million, primarily at CBF and CIT, attributable to our restructuring initiatives. The decrease was partially offset by lower per unit costs resulting from higher capacity utilization as a result of higher sales volume in the CIT, CCM and CBF segments and savings from COS.

2017 Compared with 2016

(in millions)	2017	2016	Change	%
Gross margin	$1,048.3	$1,086.4	$(38.1)	(3.5)%
Gross margin percentage	27.9%	31.7%
Depreciation and amortization	$85.1	$75.5

The decrease in gross margin percentage in 2017 was primarily driven by unfavorable raw material dynamics at CCM and unfavorable changes in mix, primarily at CIT as a result of the aforementioned challenges in the commercial aerospace market. Also included in gross margin in 2017 were exit and disposal costs totaling $10.9 million primarily at CIT and CBF attributable to our exit and disposal initiatives (refer to Note 8 for further discussion) and acquired inventory costs of $7.7 million. These decreases were partially offset by lower per unit costs resulting from higher capacity utilization driven by higher net sales volume in the CCM and CBF segments and savings from COS.

Selling and Administrative Expenses

2018 Compared with 2017

(in millions)	2018	2017	Change	%
Selling and administrative expenses	$625.4	$532.9	$92.5	17.4%
As a percentage of revenues	14.0%	14.2%
Depreciation and amortization	$87.5	$59.9

The increase in selling and administrative expense in 2018 primarily reflected acquired selling general and administrative costs from the acquisition of Accella, executive retirement expenses, higher stock-based compensation costs, higher medical claims, and charges for the facility rationalization and plant restructuring projects at CIT (refer to Note 8 for further discussion). The selling and administrative costs from the acquired businesses also included non-cash amortization of acquired customer-related intangible assets.

2017 Compared with 2016

(in millions)	2017	2016	Change	%
Selling and administrative expenses	$532.9	$495.4	$37.5	7.6%
As a percentage of revenues	14.2%	14.5%
Depreciation and amortization	$59.9	$52.3

The increase in selling and administrative expense in 2017 primarily reflected charges for the facility rationalization and plant restructuring projects at CFT and CIT (refer to Note 8 for further discussion), and acquired selling and administrative expenses, primarily in the CCM segment. The selling and administrative costs from acquired businesses also included non-cash amortization of acquired intangible assets.

Research and Development Expenses

2018 Compared with 2017

(in millions)	2018	2017	Change	%
Research and development expenses	$55.1	$51.3	$3.8	7.4%
As a percentage of revenues	1.2%	1.4%
Depreciation and amortization	$1.6	$1.3

The increase in research and development expenses in 2018 primarily reflected acquired research and development expenses from the acquisition of Accella and new product development at our CFT and CIT segments.

2017 Compared with 2016

(in millions)	2017	2016	Change	%
Research and development expenses	$51.3	$45.4	$5.9	13.0%
As a percentage of revenues	1.4%	1.3%
Depreciation and amortization	$1.3	$0.9

The increase in research and development expenses reflected increased activities related to new product development, primarily at the CIT and CCM segments. These increases were partially offset by reduced expenses at the CBF segment.

Impairment of Goodwill and Intangible Assets

(in millions)	2018	2017	2016
Impairment charges	$—	$—	$141.5
As a percentage of revenues	—%	—%	4.1%

In 2016, CBF's revenues continued to decline due to continued weakness in off-highway equipment markets tied to lower demand for commodities and indicators of a longer period before CBF’s markets were expected to recover. Therefore, we recognized impairment charges of $141.5 million in the third quarter of 2016. Refer to Note 12 for further discussion.

Other Operating (Income) Expense, net

(in millions)	2018	2017	2016
Other operating (income) expense, net	$(14.8)	$0.1	$(0.1)
Items affecting comparability (1)	$(4.1)	$—	$(0.3)

(1)	Items affecting comparability include (gains) losses on sale of assets and litigation settlement costs, refer to Items Affecting Comparability.

The increase in other operating income, net in 2018 primarily reflected $6.6 million of gains on sales of assets primarily at CFT, CCM and CIT, and net gains from legal settlements.

Operating Income

2018 Compared with 2017

(in millions)	2018	2017	Change	%
Operating income	$509.0	$464.0	$45.0	9.7%
Operating margin percentage	11.4%	12.4%

The decrease in operating margin percentage in 2018 primarily reflected the aforementioned decrease in gross margin percentage, acquired selling, general and administrative costs from Accella, and higher stock-based and other compensation costs, partially offset by other operating income from gains on sales of assets and legal settlements. Refer to Segment Results of Operations within this MD&A for further information related to segment operating income results.

2017 Compared with 2016

(in millions)	2017	2016	Change	%
Operating income	$464.0	$404.2	$59.8	14.8%
Operating margin percentage	12.4%	11.8%

The increase in operating income and operating margin percentage primarily reflected the non-recurrence of $141.5 million of goodwill and other intangible assets impairment charges taken at our CBF segment in 2016, higher sales volumes in the CCM and CBF segments and savings from COS. This increase was partially offset by rising raw material costs in the CCM segment, lower sales and operating margin percentage at CIT, approximately $36.5 million of facility rationalization and exit and disposal costs and $7.7 million of acquired inventory costs.

Interest Expense, net

2018 Compared with 2017

(in millions)	2018	2017	Change	%
Interest expense	$64.7	$34.0
Interest income	(11.2)	(0.5)
Interest expense, net	$53.5	$33.5	$20.0	59.7%

The increase in interest expense, net primarily reflected the interest on the $600.0 million of notes with a stated interest rate of 3.75% and $400.0 million of notes with a stated interest rate of 3.5% that were issued in November 2017, partially offset by an increase in interest income associate with higher average cash balances during the 2018 periods (refer to Note 14 for further discussion).

2017 Compared with 2016

(in millions)	2017	2016	Change	%
Interest expense	$34.0	$31.9
Interest income	(0.5)	(1.3)
Interest expense, net	$33.5	$30.6	$2.9	9.5%

The increase in interest expense, net primarily reflected interest on the combined $1.0 billion of notes, $600 million and $400 million with stated interest rates of 3.75% and 3.5%, respectively, issued in November 2017 and interest on borrowings under our Revolving Credit Facility (the “Facility”) during the year, partially offset by the August 2016 retirement of our $150.0 million senior unsecured note that had a stated interest rate of 6.125% (refer to Note 14 for further discussion).

Other Non-operating (Income) Expense, net

(in millions)	2018	2017	2016
Other non-operating (income) expense, net	$9.6	$1.5	$(5.6)
Items affecting comparability (1)	$7.7	$4.2	$(0.5)

(1)	Items affecting comparability include income tax related indemnification losses and (gains) losses on divestitures, refer to Items Affecting Comparability.

2018 Compared with 2017

Other non-operating (income) expense, net primarily reflected the net impact of the resolution of certain tax uncertainties related to the Accella and Finishing Brands acquisitions and release of the corresponding indemnification asset (refer to Note 3 for further discussion), and the weakening of the U.S. Dollar and related changes in foreign exchange losses.

 2017 Compared with 2016

The increase in other non-operating expense, net primarily reflected the net impact of the expiration of income tax related indemnification assets, totaling $4.6 million, and losses from the divestiture of a business in the CIT segment.

Income Taxes

2018 Compared with 2017

(in millions)	2018	2017	Change	%
Provision for income taxes	$87.3	$88.4	$(1.1)	(1.2)%
Effective tax rate	19.6%	20.6%

The effective income tax rate on continuing operations for 2018 was 19.6%. The provision for income taxes includes taxes on earnings at an annual rate of approximately 24.1% and a discrete tax benefit of $19.6 million. The net discrete tax benefit relates primarily to a reduction of unrecognized tax benefits of $7.8 million, a net incremental benefit from the Tax Act of $3.3 million and excess tax benefits related to employee stock compensation of $3.3 million.

Refer to Note 9 in additional information related to income taxes.

2017 Compared with 2016

(in millions)	2017	2016	Change	%
Provision for income taxes	$88.4	$148.1	$(59.7)	(40.3)%
Effective tax rate	20.6%	39.1%

On December 22, 2017, the U.S. enacted comprehensive tax legislation commonly referred to as the Tax Act. The Tax Act included significant changes to existing tax law including, among other things, a reduction to the U.S. federal corporate income tax rate from 35% to 21% and a one-time tax on deferred foreign income ("Transition Tax").

For 2017, our results include the estimated impact of the Tax Act resulting in a provisional tax benefit of $57.7 million. This benefit is comprised of a charge of $32.5 million related to the Transition Tax and a benefit of $90.2 million from the rate reduction impacting the Company's U.S. deferred tax balances. Additionally, the effective income tax rate was impacted by a charge of $5.1 million related to a change in assertion associated with the reinvestment of foreign earnings which resulted in an effective income tax rate of 20.6%.

Income from Discontinued Operations

2018 Compared with 2017

(in millions)	2018	2017	Change	%
Income from discontinued operations before taxes	$300.1	$39.6
(Benefit) provision for income taxes	47.6	14.7
Income from discontinued operations	$252.5	$24.9	$227.6	914.1%

Income from discontinued operations for 2018 primarily reflects the pre-tax gain on sale of CFS totaling $296.8 million. Excluding the gain on sale, income from discontinued operations primarily reflects activity from January 1, 2018 through March 20, 2018, the date that the sale of CFS was completed, compared with the full year 2017.

Refer to Note 4 in additional information related to discontinued operations.

2017 Compared with 2016

(in millions)	2017	2016	Change	%
Income from discontinued operations before taxes	$39.6	$30.2
(Benefit) provision for income taxes	14.7	11.2
Income from discontinued operations	$24.9	$19.0	$5.9	31.1%

Income from discontinued operations for 2017 and 2016 primarily reflects the results of operations for CFS, which benefited from contributions from an acquisition, higher selling prices and savings from COS in 2017, compared with 2016.

Refer to Note 4 in additional information related to discontinued operations.

Segment Results of Operations

Carlisle Construction Materials (“CCM”)

On January 11, 2019, we acquired Petersen Aluminum Corporation ("Petersen") for estimated consideration of $197.0 million. Petersen’s primary business is the manufacture and distribution of market leading architectural metal roof panels, steel and aluminum flat sheets and coils, wall panels, perimeter roof edge systems and related accessories for commercial, residential, institutional, industrial and agricultural markets. The results of operations of the acquired business will be reported within the CCM segment beginning in the first quarter of 2019.

2018 Compared with 2017

(in millions)	2018	2017	Change	%	Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
Revenues	$2,880.3	$2,336.2	$544.1	23.3%	17.9%	5.1%	0.3%
Operating income	$435.4	$421.9	$13.5	3.2%
Operating margin percentage	15.1%	18.1%
Depreciation and amortization	$77.9	$41.9
Items affecting comparability (1)	$0.4	$9.5

(1)
Items affecting comparability include acquisition related costs ($2.2 million in 2018 and $9.5 million in 2017) and gain from divestitures ($(1.8) million in 2018), refer to Items Affecting Comparability.

CCM’s revenue growth primarily reflected revenue contributions from the acquisitions of Accella and Drexel of $503.8 million in 2018. Organic revenue growth primarily reflected higher volumes, driven by strong U.S. commercial construction demand and continued progress on price realization in the core roofing product lines.

CCM’s operating margin percentage decrease was driven by rising raw material inflation, higher freight and labor costs, acquired unfavorable mix and one-time executive retirement expenses, partially offset by continued price discipline, increased volumes and operational improvements in the legacy CCM businesses.

Outlook

CCM’s revenue and operating income are generally higher in the second and third quarters of the year due to increased construction activity during these periods, however, could be impacted by unfavorable weather. CCM’s commercial roofing business is comprised predominantly of revenues from re-roofing, which derives demand from a large base of installed roofs requiring replacement in a given year, and less from roofing for new commercial construction. Demand for commercial insulation products is also driven by increased enforcement of building codes related to energy efficiency. Growth in demand in the commercial construction market may be negatively impacted by changes in fiscal policy and increases in interest rates. The availability of labor to fulfill installations may also be a constraint on growth in the commercial roofing market.

CCM’s ability to maintain current selling price and volume levels is subject to significant competition, in particular from competitors that have recently added manufacturing capacity of commercial roofing, commercial insulation and spray foam polyurethane products. Raw material input costs are expected to increase moderately due to crude oil and related commodity pricing. Despite recent price realization, price competition could negatively impact CCM’s ability to maintain current operating income margin levels or obtain incremental operating margin.

The outlook for commercial construction in the U.S. remains positive, and in 2019 we expect CCM to achieve high-single digit to low-double digit revenue growth.

2017 Compared with 2016

(in millions)	2017	2016	Change	%	Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
Revenues	$2,336.2	$2,052.6	$283.6	13.8%	5.1%	8.6%	0.1%
Operating income	$421.9	$430.3	$(8.4)	(2.0)%
Operating margin percentage	18.1%	21.0%
Depreciation and amortization	$41.9	$35.6
Items affecting comparability (1)	$9.5	$—

(1)	Items affecting comparability include acquisition related costs ($9.5 million in 2017), refer to Items Affecting Comparability.

CCM’s revenue growth primarily reflected higher net sales volume associated with strong demand in the favorable U.S. non-residential roofing markets, partially offset by lower selling price. CCM’s revenue growth also reflected the contribution of $104.8 million from the acquisitions of Accella, Drexel Metals and Arbo in 2017.

CCM’s operating income and operating margin percentage decrease was primarily driven by rising raw material costs, lower selling prices and $7.7 million of acquired inventory costs, partially offset by higher sales volumes and savings from operating efficiencies through COS.

Carlisle Interconnect Technologies (“CIT”)

In January 2019, we announced we would exit our manufacturing operations in El Segundo, California, and relocate the majority of those operations to our existing manufacturing facility in Nogales, Mexico. This project is expected to take approximately 12 months to complete with total expected project costs of approximately $14 million, none of which was recognized in 2018. Additionally, we have completed the relocation of certain of our medical manufacturing operations in Shenzhen, China, to a new manufacturing operation in Dongguan, China. We also completed plans to relocate certain of our aerospace manufacturing operations in Littleborough, United Kingdom, to an existing manufacturing operation. As a result of these efforts, focused on improving operational efficiencies throughout the business, we anticipate continuing costs related to plant restructuring and facility rationalization into 2019. Refer to Note 8 for further information regarding exit and disposal activities.

2018 Compared with 2017

(in millions)	2018	2017	Change	%	Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
Revenues	$933.8	$815.3	$118.5	14.5%	0.3%	14.0%	0.2%
Operating income	$117.3	$89.5	$27.8	31.1%
Operating margin percentage	12.6%	11.0%
Depreciation and amortization	$58.3	$55.8
Items affecting comparability (1)	$9.2	$18.0

(1)
Items affecting comparability include exit and disposal and facility rationalization costs ($8.2 million in 2018 and $18.0 million in 2017), acquisition related costs ($0.1 million in 2018), litigation settlement costs ($2.5 million in 2018) and gains from divestitures ($(1.6) million in 2018) refer to Items Affecting Comparability.

CIT’s delivered strong revenue growth primarily reflecting increased volumes, driven largely by the aerospace and defense markets, inclusive of CIT's adoption of the new revenue recognition standard. Refer to Notes 1 and 6 for further information regarding the impact of adoption of ASC 606.

CIT’s operating income and operating margin increase was primarily related to higher volumes, savings from COS and lower restructuring and facility rationalization costs, partially offset by unfavorable product mix.

Outlook

Revenues from the aerospace market comprised approximately 66% of CIT's total revenues. The outlook for CIT’s commercial aerospace business remains positive on expanding production rates and higher content on new aircraft platforms. In-flight entertainment and connectivity ("IFEC") is an important segment of CIT’s overall commercial aerospace business, and long-term trends in IFEC remain positive.

Revenues from the medical market comprise approximately 16% of CIT’s total revenues. CIT is actively pursuing new products, customers and complementary technologies to support its expansion into the growing medical technology market. The medical technology markets in which CIT competes are experiencing vendor consolidation trends among larger medical original equipment manufacturers, to whom CIT offers improved product verification capabilities and value‑added vertical integration through its multiple product offerings.

In 2019, we expect CIT to achieve mid-single digit revenue growth, driven by growth in CIT's core commercial aerospace business, defense and space expansion and gains in test and measurement products.

2017 Compared with 2016

(in millions)	2017	2016	Change	%	Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
Revenues	$815.3	$834.6	$(19.3)	(2.3)%	5.4%	(7.6)%	(0.1)%
Operating income	$89.5	$143.9	$(54.4)	(37.8)%
Operating margin percentage	11.0%	17.2%
Depreciation and amortization	$55.8	$48.8
Items affecting comparability (1)	$18.0	$14.9

(1)
Items affecting comparability include exit and disposal and facility rationalization costs ($18.0 million in 2017 and $11.3 million in 2016) and acquisition related costs ($3.6 million in 2016), refer to Items Affecting Comparability.

CIT’s revenues decrease primarily reflected organic revenue decline due to softness experienced in the IFEC markets, and lower volumes driven by in-sourcing initiatives by a large commercial aerospace customer, partially offset by growth in our satellite communication product line and the acquisitions of Micro-Coax and Star Aviation.

CIT’s operating income and operating margin percentage decline was primarily related to unfavorable mix and the sales volume decline. The operating income decline also included plant restructuring and facility rationalization costs related to efforts focused on improving operational efficiencies throughout the business totaling $18.0 million in 2017, compared with $11.3 million in 2016, partially offset by savings from COS.

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

2018 Compared with 2017

(in millions)	2018	2017	Change	%	Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
Revenues	$291.6	$281.4	$10.2	3.6%	—%	2.4%	1.2%
Operating income	$37.1	$16.1	$21.0	130.4%
Operating margin percentage	12.7%	5.7%
Depreciation and amortization	$22.9	$23.0
Items affecting comparability (1)	$(0.1)	$12.6

(1)
Items affecting comparability include exit and disposal and facility rationalization costs ($3.1 million in 2018 and $12.6 million in 2017) and gains from divestitures ($(3.2) million in 2018), refer to Items Affecting Comparability.

CFT’s revenue growth primarily reflected higher price realization in the U.S. and Europe and stronger volumes in the general industrial markets, partially offset by lower volumes in the transportation market.

CFT’s operating income and operating margin percentage benefited from our multiple facility rationalization efforts, progress on vertical integration, sourcing initiatives and a one-time gain from the sale of a facility in Mexico.

Outlook

The longer-term outlook in the transportation and general industrial markets remains steady with a stable funnel of systems and standard projects expected over the next year. We expect the opportunity for growth in the Asia-Pacific markets to continue to increase in conjunction with the expanding powder, sealant and adhesive opportunities.

In 2019, we expect CFT to achieve mid-single digit revenue growth, with growth expected in general industrial and transportation markets.

2017 Compared with 2016

(in millions)	2017	2016	Change	%	Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
Revenues	$281.4	$269.4	$12.0	4.5%	0.5%	5.4%	(1.4)%
Operating income	$16.1	$31.2	$(15.1)	(48.4)%
Operating margin percentage	5.7%	11.6%
Depreciation and amortization	$23.0	$20.7
Items affecting comparability (1)	$12.6	$4.2

(1)
Items affecting comparability include exit and disposal and facility rationalization costs ($12.6 million in 2017 and $4.1 million in 2016) and acquisition related costs ($0.1 million in 2016), refer to Items Affecting Comparability.

CFT’s revenue growth primarily reflected higher demand for general industrial products in the U.S. and Europe, increased sales volumes in Asia Pacific, primarily as a result of the timing of systems sales, favorable pricing initiatives, and contribution of sales from MS Powder. This growth is partially offset by unfavorable fluctuations in foreign exchange rates.

CFT’s operating income and operating margin percentage decrease primarily reflected ongoing investments to position the business for future growth and margin improvement. Included in CFT's operating income for 2017 were restructuring and facility rationalization costs of $12.6 million, compared with $4.1 million in 2016.

Carlisle Brake & Friction (“CBF”)

In 2017, we announced we would exit our manufacturing operations in Tulsa, Oklahoma, and relocate the majority of those operations to our existing manufacturing facility in Medina, Ohio, which was substantially complete by December 31, 2018. Refer to Note 8 for further information.

2018 Compared with 2017

(in millions)	2018	2017	Change	%	Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
Revenues	$373.8	$317.9	$55.9	17.6%	—%	16.1%	1.5%
Operating income	$(0.8)	$2.6	$(3.4)	(130.8)%
Operating margin percentage	(0.2)%	0.8%
Depreciation and amortization	$23.5	$23.0
Items affecting comparability (1)	$19.8	$5.1

(1)	Items affecting comparability include exit and disposal and facility rationalization costs ($19.8 million in 2018 and $5.1 million in 2017), refer to Items Affecting Comparability.

CBF achieved strong organic growth, reflecting volume growth driven by sustained recovery in off-highway vehicle markets and price realization, especially in the construction, mining and agriculture markets.

CBF’s operating income and operating margin percentage decline was largely driven by higher restructuring and facility rationalization costs, associated with our Tulsa, Oklahoma, to Medina, Ohio, facility consolidation, partially offset by higher volumes and price realization.

Outlook

CBF has emerged from the bottom of the cycle and experienced continued recovery in 2018. We continue to monitor our key-end markets for indications of the next down cycle. CBF is aggressively realigning its cost structure through the plant consolidations and seeking to realize associated savings. The Tulsa, Oklahoma, to Medina, Ohio, facility consolidation is substantially complete, with approximately $2.0 million of costs continuing into 2019.

In 2019, we expect CBF to achieve low-single digit revenue growth, with growth expected in core markets of agriculture, mining and construction.

2017 Compared with 2016

(in millions)	2017	2016	Change	%	Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
Revenues	$317.9	$268.6	$49.3	18.4%	—%	18.5%	(0.1)%
Impairment charges	$—	$141.5	$(141.5)	(100.0)%
Operating income	$2.6	$(135.9)	$138.5	101.9%
Operating margin percentage	0.8%	(50.6)%
Depreciation and amortization	$23.0	$20.8
Items affecting comparability (1)	$5.1	$—

(1)	Items affecting comparability include exit and disposal and facility rationalization costs ($5.1 million in 2017), refer to Items Affecting Comparability.

CBF’s revenue growth reflected higher demand from the construction, mining and agriculture markets, partially offset by a decrease in the aerospace market.

CBF’s operating income and operating margin percentage increase in 2017 primarily reflected the non-recurrence of $141.5 million of goodwill and other intangible asset impairment charges taken in 2016, higher net sales volume and savings from COS. The increase was partially offset by unfavorable mix and restructuring and facility rationalization costs of $5.1 million in 2017, associated with the exit of our Tulsa, Oklahoma manufacturing operations.

Liquidity and Capital Resources

A summary of our cash and cash equivalents by region follows:

(in millions)	December 31, 2018	December 31, 2017
Europe	$39.3	$38.1
North America (excluding U.S.)	28.6	20.7
China	28.6	17.6
Asia Pacific (excluding China)	19.5	21.0
Other international regions	—	1.0
International cash and cash equivalents	116.0	98.4
U.S. cash and cash equivalents	687.6	279.9
Total cash and cash equivalents	$803.6	$378.3

We maintain liquidity sources primarily consisting of cash and cash equivalents as well as availability under the Facility. Cash generated by operations is our primary source of liquidity. Another potential source of liquidity is access to public capital markets via our automatic registration statement on Form S-3 filed November 8, 2017, subject to market conditions at that time. The increase in cash and cash equivalents compared to December 31, 2017, was primarily related to the cash consideration received for the disposition of CFS, which was completed on March 20, 2018. During 2018, we utilized cash on hand to fund share repurchases, capital expenditures and pay dividends to shareholders.

Cash held by subsidiaries in China is subject to local laws and regulations that require government approval for conversion of such cash to U.S. Dollars, as well as for transfer of such cash to entities that are outside of China.

We believe we have sufficient financial resources to meet our business requirements for at least the next 12 months, including capital expenditures for worldwide manufacturing, working capital requirements, dividends, common stock repurchases, acquisitions and strategic investments.

We also anticipate we will have sufficient cash on hand, as well as available liquidity under the Facility, to pay outstanding principal balances of our existing notes by the respective maturity dates. We intend to obtain additional liquidity by accessing the capital markets to repay the outstanding balance if these sources of liquidity have been used for other strategic purposes by the time of maturity. See Debt Instruments below.

Sources and Uses of Cash and Cash Equivalents

(in millions)	2018	2017	2016
Net cash provided by operating activities	$339.2	$458.7	$531.2
Net cash provided by (used in) investing activities	629.2	(1,094.3)	(293.4)
Net cash (used in) provided by financing activities	(540.7)	627.2	(261.1)
Effect of foreign currency exchange rate changes on cash	(1.1)	2.7	(2.1)
Change in cash and cash equivalents	$426.6	$(5.7)	$(25.4)

2018 Compared with 2017

We generated operating cash flows totaling $339.2 million for 2018 (including working capital uses of $224.9 million), compared with $458.7 million for 2017 (including working capital uses of $59.2 million). Lower operating cash flows in 2018 primarily reflect higher tax payments for taxes on the sale of CFS, growth in working capital and change in mix of cash earnings due to acquisition activity.

Cash provided by investing activities of $629.2 million for 2018 primarily reflected the sale of CFS for gross proceeds of $758.0 million, partially offset by capital expenditures of $120.7 million. Cash used in investing activities of $1.1 billion for 2017 primarily reflected the acquisitions of Accella, Drexel and Arbo in the CCM segment for $720.6 million, net of cash acquired, and San Jamar in the CFS segment for $213.7 million, net of cash acquired, and capital expenditures of $159.9 million.

The cash used in financing activities of $540.7 million for 2018 primarily reflected $459.8 million of share repurchases and $93.5 million of dividend payments, reflecting the increased annual dividend of $1.54 per share. Cash provided by financing activities of $627.2 million for 2017 primarily reflected $997.2 million net proceeds from our $1.0 billion 2024 and 2027 notes, partially offset by share repurchases of $268.4 million and dividend payments of $92.1 million. Borrowings were used to fund the aforementioned acquisitions and share repurchases.

2017 Compared with 2016

We generated operating cash flows totaling $458.7 million for 2017 (including working capital uses of $59.2 million) compared with $531.2 million in 2016 (including working capital sources of $23.6 million). Lower operating cash flows in 2017 reflect a decrease in working capital sources resulting from higher accounts receivable associated with higher sales volumes at CCM and CBF, increased inventory in preparation for forecasted sales volumes at CCM and CIT and timing of prepaid expense payments.

The cash used in investing activities of $1.1 billion for 2017 primarily reflected cash utilized of $934.3 million, net of cash acquired, for the acquisitions of Accella, Drexel Metals and Arbo in the CCM segment and the acquisition of San Jamar in the CFS segment, and $159.9 million in capital expenditures. Cash used in investing activities of $293.4 million for 2016 primarily reflected cash utilized of $185.5 million, net of cash acquired, for the acquisition of Star Aviation and Micro-Coax in the CIT segment and MS Powder in the CFT segment, and $108.8 million in capital expenditures.

Cash provided by financing activities of $627.2 million for 2017 primarily reflected $997.2 million net proceeds from our $1.0 billion 2024 and 2027 notes, partially offset by share repurchases of $268.4 million and dividend payments of $92.1 million. Cash used in financing activities of $261.1 million for 2016 primarily reflected payment of $150.0 million on bonds that matured during the third quarter of 2016, share repurchases of $75.0 million and dividend payments of $84.5 million, partially offset by $53.1 million of proceeds from exercised stock options.

Outlook

Our priorities for the use of cash are to invest in growth and performance improvement opportunities for our existing businesses through capital expenditures, pursue strategic acquisitions that meet shareholder return criteria, pay dividends to shareholders and return value to shareholders through share repurchases.

Capital expenditures in 2019 are expected to be between $110 million and $125 million, which primarily includes continued investments in CCM facilities, as well as capacity upgrades and investment in CIT. Planned capital expenditures for 2019 include business sustaining projects, cost reduction efforts and new product expansion.

No minimum contributions to our domestic pension plans are required in 2019. However, during 2019 we expect to pay approximately $1.5 million in participant benefits under the executive supplemental and director plans. We do not expect to make any discretionary contributions to our other pension plans in 2019. We did not make any contributions to the domestic pension plans during 2018.

We intend to pay dividends to our shareholders and have increased our dividend rate annually for the past 42 years. On February 5, 2019, the Board of Directors (the "Board") declared a regular quarterly dividend of $0.40 per share, payable on March 1, 2019, to shareholders of record at the close of business on February 20, 2019.

We repurchased approximately 4.4 million shares in 2018 as part of our plan to return capital to shareholders, utilizing $459.8 million of our cash on hand. As of December 31, 2018, we had authority to repurchase 2.7 million shares. Purchases may occur from time‑to‑time in the open market and no maximum purchase price has been set. The decision to repurchase shares depends on price, availability and other corporate developments. On February 5, 2019, the Board approved a 5 million share increase in the Company's stock repurchase programs. We repurchased 0.9 million shares under these programs in 2019, resulting in 6.8 million shares remaining available for repurchase as of February 7, 2019. The Company plans to continue to repurchase shares in 2019 on a systematic basis.

Debt Instruments

Senior Notes

We have senior unsecured notes outstanding of $250.0 million due 2020 (at a stated interest rate of 5.125%), $350.0 million due 2022 (at a stated interest rate of 3.75%), $400.0 million due 2024 (at a stated interest rate of 3.5%) and $600.0 million due 2027 (at a stated interest rate of 3.75%) that are rated BBB by Standard & Poor’s and Baa2 by Moody’s.

Revolving Credit Facility

During 2018, we had no borrowings or repayments under the Facility. As of December 31, 2018, we had no amounts outstanding under our revolving credit facility, with $1.0 billion available for use.

We are required to meet various restrictive covenants and limitations under our senior notes and revolving credit facility including certain leverage ratios, interest coverage ratios and limits on outstanding debt balances held by certain subsidiaries. We were in compliance with all covenants and limitations as of December 31, 2018 and 2017.

Refer to Note 14 for further information on our debt instruments.

Contractual Obligations

Certain contractual cash obligations and commercial commitments as of December 31, 2018 follows:

(in millions)	Total	2019	2020	2021	2022	2023	Thereafter
Long-term debt	$1,600.0	$—	$250.0	$—	$350.0	$—	$1,000.0
Interest on long-term debt (1)	368.6	63.7	63.7	50.9	49.8	36.5	104.0
Noncancelable operating leases	48.5	16.7	10.8	6.8	4.9	4.2	5.1
Estimated workers' compensation claims (2)	22.6	4.6	2.5	1.7	1.8	1.7	10.3
Estimated defined benefit plan payments (3)	256.6	14.4	14.5	13.7	13.6	13.6	186.8
Total commitments	$2,296.3	$99.4	$341.5	$73.1	$420.1	$56.0	$1,306.2

(1)	Future expected interest payments are calculated based on the stated rate for fixed rate debt as of December 31, 2018.

(2)
The amount of $22.6 million in obligations for workers compensation claims reflects undiscounted estimated claims reported to the Company and incurred but not yet reported. Our estimate and the related timing is based upon actuarial assumptions and loss development factors and historical loss experience. We maintain occurrence‑based insurance coverage with certain insurance carriers in accordance with our risk management practices that provides for reimbursement of workers’ compensation claims in excess of $0.5 million. We record a recovery receivable from the insurance carriers when such recovery is deemed probable based on the nature of the claim and history of recoveries. As of December 31, 2018, we had a recovery receivable of $6.6 million. Refer to Note 17 for further information.

(3)
The amount of $256.6 million in defined benefit plan payments reflects undiscounted and unescalated estimated employee obligations under the Company’s domestic qualified defined benefit pension plans. The estimated obligation is based upon plan provisions, increases to compensation levels and actuarial assumptions and mortality rate trends. Approximately $225.5 million of the $256.6 million in estimated obligations reflects projected benefit obligations under the Company’s qualified defined benefit plans. We maintain a trust in which plan assets of the trust are expected to fully fund the Company’s projected benefit obligations for its qualified defined benefit plans based upon their fair value measurement as of December 31, 2018, and expected return on assets. Refer to Note 15 for further information.

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

There were no contracts for the purchase of goods or services that are enforceable and legally binding and/or require minimum quantities with a term exceeding one year as of December 31, 2018, although we routinely enter into purchase agreements for certain key raw materials.

Environmental

We are subject to increasingly stringent environmental laws and regulations, including those relating to air emissions, wastewater discharges, chemical and hazardous waste management and disposal. Some of these environmental laws hold owners or operators of land, businesses or offsite disposal facilities liable for their own and for previous owners’ or operators’ releases of hazardous or toxic substances or wastes. Other environmental laws and regulations require the obtainment and compliance with environmental permits. To date, costs of complying with environmental, health and safety requirements have not been material and we do not currently have any significant accruals related to potential future costs of environmental remediation as of December 31, 2018 and 2017, nor do we have any asset retirement obligations recorded at those dates. However, the nature of our operations and our long history of industrial activities at certain of our current or former facilities, as well as those acquired, could potentially result in material environmental liabilities or asset retirement obligations.

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

Off-Balance Sheet Arrangements

Refer to Note 17 for discussion of off-balance sheet arrangements.

Critical Accounting Estimates

Our significant accounting policies are more fully described in Note 1. In preparing the Consolidated Financial Statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”), the Company’s management must make informed decisions which impact the reported amounts and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and assumptions on which to base estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to revenue recognition, and extended product warranties, goodwill and indefinite-lived intangible assets, valuation of long-lived assets and income taxes on an ongoing basis. The Company bases its estimates on historical experience, terms of existing contracts, our observation of trends in the industry, information provided by our customers and information available from other outside sources, that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

Business Combinations

As noted in Executive Overview we have a history and a strategy of acquiring businesses. We account for these business combinations as required by GAAP under the acquisition method of accounting, which requires us to recognize the assets acquired and the liabilities assumed at their acquisition date fair values. Deferred taxes are recorded for any differences between fair value and tax basis of assets acquired and liabilities assumed and can vary based on the structure of the acquisition as to whether it is a taxable or non-taxable transaction. To the extent the purchase price of the acquired business exceeds the fair values of the assets acquired and liabilities assumed, including deferred income taxes recorded in connection with the transaction, such excess is recognized as goodwill (see further below for our critical accounting estimate regarding post-acquisition accounting for goodwill). The most critical areas of judgment in applying the acquisition method include selecting the appropriate valuation techniques and assumptions that are used to measure the acquired assets and assumed liabilities at fair value, particularly for intangible assets, contingent consideration, acquired tangible assets such as property, plant and equipment, and inventory.

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

Subsequent Measurement of Goodwill

Goodwill is not amortized but is tested annually, or more often if impairment indicators are present, for impairment at a reporting unit level, based on a comparison of the fair value of the reporting unit with its carrying value. Goodwill is tested for impairment via a one-step process by comparing the fair value of goodwill with its carrying value. We recognize an impairment for the amount by which the carrying amount exceeds the fair value. We estimate the fair value of our reporting units primarily based on the income approach utilizing the discounted cash flow method ("DCF"). We also use, when necessary, fair value estimates derived from the market approach utilizing the public company market multiple method to validate the results of the discounted cash flow method, which require us to make assumptions about the applicability of those multiples to our reporting units. The discounted cash flow method requires us to estimate future cash flows and discount those amounts to present value. The key assumptions that drive fair value, via the DCF, include:

•
Industry weighted-average cost of capital (“WACC”): We utilize a WACC relative to each reporting unit’s industry as the discount rate for estimated future cash flows. The WACC is intended to represent a rate of return that would be expected by a market place participant.

•	Revenue growth rates: We utilize a revenue growth rate based on historical growth patterns, industry analysis and management’s experience, which vary based on the reporting unit being evaluated.

•	Operating margins: We utilize historical and expected operating margins, which vary based on the projections of each reporting unit being evaluated.

We have determined that we have four reporting units and have allocated goodwill to those reporting units as follows:

(in millions)	December 31, 2018	December 31, 2017
Carlisle Construction Materials	$532.8	$544.3
Carlisle Interconnect Technologies	643.1	640.3
Carlisle Fluid Technologies	169.5	171.0
Carlisle Brake & Friction	96.4	96.5
Total	$1,441.8	$1,452.1

Annual Impairment Test

We test our goodwill for impairment annually in the fourth-quarter as of October 1. For the 2018 impairment test, the CCM and CIT reporting units were tested for impairment using a qualitative approach. Under this approach, an entity may assess qualitative factors as well as relevant events and circumstances to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Through the results of our analysis, we determined that it is not more likely than not that the fair values of the CCM and CIT reporting units were less than their respective carrying values and thus, a quantitative analysis was not performed. The CFT and CBF reporting units were tested for impairment using the quantitative approach described above, resulting in fair value that exceeded the carrying value for each of the reporting units.

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

Refer to Note 12 for more information regarding goodwill.

Subsequent Measurement of Indefinite‑Lived Intangible Assets

As discussed above, indefinite-lived intangible assets are recognized and recorded at their acquisition-date fair values. Intangible assets with indefinite useful lives are not amortized but are tested annually at the appropriate unit of account, which generally equals the individual asset, or more often if impairment indicators are present. Indefinite-lived intangible assets are tested for impairment via a one-step process by comparing the fair value of the intangible asset with its carrying value. We recognize an impairment charge for the amount by which the carrying amount exceeds the intangible asset's fair value. We generally estimate the fair value of our indefinite-lived intangible assets consistent with the techniques noted above using our expectations about future cash flows, discount rates and royalty rates for purposes of the annual test. We monitor for significant changes in those assumptions during interim reporting periods. We also periodically re-assess indefinite-lived intangible assets as to whether their useful lives can be determined, and if so, we would begin amortizing any applicable intangible asset.

Annual Impairment Test

We evaluated our indefinite‑lived intangible assets for impairment as of October 1, 2018, and determined that their fair values exceeded their carrying values in conjunction with our annual impairment test.

Refer to Note 12 for more information regarding intangible assets.

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

Long‑lived assets or asset groups that are part of a disposal group that meets the criteria to be classified as held for sale are not assessed for impairment, but rather a loss on sale is recorded against the disposal group if fair value, less cost to sell, of the disposal group is less than its carrying value. If the disposal group’s fair value exceeds its carrying value, we record a gain, assuming all other criteria for a sale are met, when the transaction closes.

On March 20, 2018, we completed the sale of our CFS operations. Refer to Note 4 for more information regarding the gain on sale.

Revenue Recognition

Beginning January 1, 2018, we began recognizing revenues under the guidance in ASC 606. Revenue is recognized when obligations under the terms of a contract with a customer are satisfied; generally, this occurs with the transfer of control of our products or services. Revenue is measured as the amount of total consideration expected to be received in exchange for transferring goods or providing services. Total expected consideration, in certain cases, is estimated at each reporting period, including interim periods, and is subject to change with variability dependent on future events, such as customer behavior related to future purchase volumes, returns, early payment discounts and other customer allowances. Estimates for rights of return, discounts and rebates to customers and other adjustments for variable consideration are provided for at the time of sale as a deduction to revenue, based on an analysis of historical experience and actual sales data. Changes in these estimates are reflected as an adjustment to revenue in the period identified. Sales, value added and other taxes collected concurrently with revenue-producing activities are excluded from revenue.

We receive payment at the inception of the contract for separately priced extended service warranties, and revenue is deferred and recognized on a straight-line basis over the life of the contracts. The term of these warranties ranges from five to 40 years. The weighted average life of the contracts as of December 31, 2018, is approximately 19 years.

Additionally, critical judgments and estimates related to revenue recognition relative to certain customer contracts in our CIT segment, in which CIT is a contract manufacturer or where CIT has entered into an agreement to provide both services (engineering and design) and products resulting from those services, include the following:

•
Determination of whether revenue is earned at a "point-in-time" or "over time": Where contracts provide for the manufacture of highly-customized products with no alternative use and provide CIT the right to payment for work performed to date, including a normal margin for that effort, we have concluded those contracts require the recognition of revenue over time.

•
Measurement of revenue using the key inputs of expected gross margin and inventory in our possession: We utilize an estimate of expected gross margin based on historical margin patterns and management’s experience, which vary based on the customers and end markets being evaluated. We have grouped the estimates of expected margin into three primary categories: (1) commercial aerospace, (2) test and measurement and (3) medical. We review the margins for these categories as contracts, customers and product profiles change over time to ensure that the margin expectations reflect the best available data for each category.

Income Taxes

Our income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management’s best estimate of current and future taxes to be paid. We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgments and estimates are required in the determination of the consolidated income tax expense.

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating our ability to recover our deferred tax assets in the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations.

We believe that it is more likely than not that the benefit from certain state net operating loss ("NOL") carryforwards will not be realized. In recognition of this risk, we have provided a valuation allowance of $1.3 million on the deferred tax assets related to these state NOL carryforwards.

We (1) record unrecognized tax benefits as liabilities in accordance with Accounting Standards Codification 740, Income Taxes ("ASC 740") and (2) adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available.

Extended Product Warranty Reserves

We offer extended warranty contracts on sales of certain products, the most significant being those offered on our installed roofing systems within the CCM segment. Current costs of services performed under these contracts are expensed as incurred. We also record an additional loss and a corresponding reserve if the total expected costs of providing services under the contract exceed unamortized deferred revenues equal to such excess. We estimate total expected warranty costs using actuarially derived estimates of future costs of servicing the warranties. The key inputs that are utilized to develop these estimates include historical claims experience by type of roofing membrane, location, and labor and material costs. The estimates of the volume and severity of these claims and associated costs are dependent upon the above assumptions and future results could differ from our current expectations. We currently do not have any material loss reserves recorded associated with our extended product warranties.

New Accounting Standards

Refer to Note 1 for information regarding new accounting standards.

Items Affecting Comparability

Items affecting comparability include costs, and losses or gains related to, among other things, growth and profitability improvement initiatives and other events outside of core business operations (such as asset impairments, exit and disposal and facility rationalization charges, costs of and related to acquisitions, litigation settlement costs, gains and losses from and costs related to divestitures, and discrete tax items). Because these items affect our, or any particular operating segment's, financial condition or results in a specific period in which they are recognized, we believe it is appropriate to present the total of these items to provide information regarding the comparability of results of operations period to period. The components of items affecting comparability follows:

(in millions, except per share amounts)	2018
	Impact to Operating Income	Impact to Income from Continuing Operations	Impact to Diluted EPS
Exit and disposal costs	$17.9	$13.5	$0.22
Other facility rationalization costs	13.2	9.8	0.16
Acquisition related costs:
Inventory step-up amortization	1.0	0.8	0.01
Other acquisition costs	4.6	3.5	0.06
Litigation settlement losses (gains)	2.5	1.9	0.03
Gains from divestitures	(6.6)	(4.9)	(0.08)
Tax reform benefit	—	(3.3)	(0.06)
Total items affecting comparability	$32.6	$21.3	$0.34

	2017
(in millions, except per share amounts)	Impact to Operating Income	Impact to Income from Continuing Operations	Impact to Diluted EPS
Exit and disposal costs	$26.8	$18.5	$0.29
Other facility rationalization costs	9.7	7.0	0.11
Acquisition related costs:
Inventory step-up amortization	7.7	4.8	0.07
Other acquisition costs	3.5	2.8	0.05
Indemnification losses	—	4.6	0.07
Losses from divestitures	—	0.5	0.01
Tax reform benefit	—	(52.6)	(0.82)
Total items affecting comparability	$47.7	$(14.4)	$(0.22)

	2016
(in millions, except per share amounts)	Impact to Operating Income	Impact to Income from Continuing Operations	Impact to Diluted EPS
Exit and disposal costs	$15.5	$10.6	$0.16
Other facility rationalization costs	3.7	2.7	0.05
Acquisition related costs:
Inventory step-up amortization	2.0	1.2	0.02
Other acquisition costs	2.9	1.8	0.03
Gains from divestitures	(0.3)	(0.6)	(0.01)
Total items affecting comparability	$23.8	$15.7	$0.25

The impact to income from continuing operations reflects the tax effect of items affecting comparability is based on the statutory rate in the jurisdiction in which the expense or income is deductible or taxable. The per share impact of items affecting comparability to each period is based on diluted shares outstanding using the two-class method (refer to Note 5).

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

Interest Rate Risk

We are exposed to interest rate risks as a result of our borrowing and investing activities, which principally includes long‑term borrowings used to maintain liquidity and to fund our business operations and capital requirements. We may enter into interest rate swaps from time to time to manage our mix of fixed and variable interest rate debt effectively. We may enter into other interest rate derivatives such as treasury locks or zero cost collars to manage forecasted interest rates associated with bond offerings. As of December 31, 2018, and 2017, there were no interest rate swaps or other derivative instruments in place and, at both dates, all of our long‑term debt was fixed‑rate and U.S. Dollar denominated. We also have a $1.0 billion revolving credit facility that allows for borrowings at a variable interest rate. We had no outstanding borrowings under this facility as of December 31, 2018 and 2017. The nature and amount of our long‑term debt may vary from time to time as a result of business requirements, market conditions and other factors.

We consider the risk to our results of operations from changes in market rates of interest to be minimal as such instruments are fixed‑rate.

Foreign Currency Exchange Risk

A portion of our operating cash flows are denominated in foreign currencies. As such we are exposed to market risk from changes in foreign currency exchange rates. We are primarily exposed to the exchange rates of currencies including the Chinese Renminbi, Euro, British Pound, Canadian Dollar and Japanese Yen. We continually evaluate our foreign currency exposure based on current market conditions and the locations in which we conduct our business. We manage most of our foreign currency exposure on a consolidated basis, which allows us to net certain exposures and take advantage of natural offsets. In order to mitigate foreign currency risk, we may, from time to time, enter into derivative financial instruments, generally foreign currency forward contracts, to hedge the cash flows related to certain foreign currency denominated sales and purchase transactions expected within one year and the related recognized trade receivable or payable. The gains and losses on these contracts offset changes in the value of the related exposures. It is our policy to enter into foreign currency derivative financial instruments only to the extent considered necessary to meet the objectives set forth above. We generally do not hedge the risk from translation of sales and earnings into U.S. Dollars for financial reporting.

We had foreign exchange contracts with maturities less than one year for instruments that are designated and qualify as an accounting cash flow hedge with an aggregate U.S. Dollar equivalent notional value of $95.0 million and $22.3 million as of December 31, 2018 and 2017, respectively. The gross fair value was $0.2 million and $(0.2) million as of December 31, 2018 and 2017, respectively. The effective portion of changes in the fair value of the contracts is recorded in accumulated other comprehensive income (loss) and is recognized in operating income when the underlying forecasted transaction impacts earnings. We also had foreign exchange contracts with maturities less than one year for instruments that are not designed as a cash flow hedge, but nonetheless are entered into as an economic hedge of certain foreign currency risk with an aggregate U.S. Dollar equivalent notional value of $49.9 million and $38.6 million as of December 31, 2018 and 2017, respectively. The gross fair value was $0.1 million and $0.2 million as of December 31, 2018 and 2017, respectively. The unrealized gains and losses resulting from these contracts are not significant and are recognized in other non-operating (income) expense, net and partially offset corresponding foreign exchange gains and losses on the underlying items being economically hedged.

The near-term sensitivity of these contracts to changes in foreign currency exchange rates is also minimal as they are scheduled to mature within 12 months. Further, changes in the fair value of these contracts will be offset by changes in the cash flows of the underlying foreign currency denominated sales, purchases, assets and liabilities which the contracts are intended to mitigate (both accounting and economic hedges).

Commodity Price Risk

We continually address the impact of changes in commodity prices on our results of operations and cash flow. Our exposure to changes in commodity prices is principally indirect as we do not directly purchase exchange‑traded commodities, but rather purchase raw materials that are a result of further downstream processing (as noted in Item 1 of this Form 10‑K), primarily inputs resulting from processing crude oil, natural gas, iron ore, gold, silver and copper. We generally manage the risk of changes in commodity prices that impact our raw material costs by seeking to (i) offset increased costs through increases in prices, (ii) alter the nature and mix of raw materials used to manufacture our finished goods or (iii) enter into commodity‑linked sales or purchase contracts, all to the extent possible based on competitive and other economic factors. We may also from time to time enter into derivative financial instruments to mitigate such impact however, as of December 31, 2018 and 2017 we had no derivative financial instruments in place.

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Carlisle Companies Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Carlisle Companies Incorporated (the "Company") as of December 31, 2018 and 2017, and the related consolidated statements of income and comprehensive income, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2019, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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
February 14, 2019

We have served as the Company’s auditor since 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The shareholders and the Board of Directors of Carlisle Companies Incorporated

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Carlisle Companies Incorporated (the “Company”) as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 14, 2019, expressed an unqualified opinion on those financial statements.

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
February 14, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Carlisle Companies Incorporated

We have audited the accompanying consolidated balance sheet of Carlisle Companies Incorporated as of December 31, 2016, and the related consolidated statements of income and comprehensive income, shareholders' equity, and cash flows for the year ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Carlisle Companies Incorporated at December 31, 2016, and the consolidated results of its operations and its cash flows for the year ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 4 to the consolidated financial statements, the Company reclassified the 2016 results of operations related to the sale of Carlisle Food Service during the year ended December 31, 2018 in accordance with ASC 205-20, Discontinued Operations.

/s/ Ernst & Young LLP

Phoenix, Arizona
February 13, 2017,
except for Note 2, Note 4, Note 5, Note 9, Note 12, and Note 17, as to which the date is
February 14, 2019

Carlisle Companies Incorporated
Consolidated Statements of Income and Comprehensive Income

	Years Ended December 31,
(in millions, except per share amounts)	2018	2017	2016
Revenues	$4,479.5	$3,750.8	$3,425.2

Cost of goods sold	3,304.8	2,702.5	2,338.8
Selling and administrative expenses	625.4	532.9	495.4
Research and development expenses	55.1	51.3	45.4
Impairment charges	—	—	141.5
Other operating (income) expense, net	(14.8)	0.1	(0.1)
Operating income	509.0	464.0	404.2
Interest expense, net	53.5	33.5	30.6
Other non-operating (income) expense, net	9.6	1.5	(5.6)
Income from continuing operations before income taxes	445.9	429.0	379.2
Provision for income taxes	87.3	88.4	148.1
Income from continuing operations	358.6	340.6	231.1

Discontinued operations:
Income before income taxes	300.1	39.6	30.2
Provision for income taxes	47.6	14.7	11.2
Income from discontinued operations	252.5	24.9	19.0
Net income	$611.1	$365.5	$250.1

Basic earnings per share attributable to common shares:
Income from continuing operations	$5.92	$5.36	$3.57
Income from discontinued operations	4.17	0.39	0.29
Basic earnings per share	$10.09	$5.75	$3.86

Diluted earnings per share attributable to common shares:
Income from continuing operations	$5.88	$5.32	$3.53
Income from discontinued operations	4.14	0.39	0.29
Diluted earnings per share	$10.02	$5.71	$3.82

Average shares outstanding (in thousands):
Basic	60,393	63,073	64,226
Diluted	60,786	63,551	64,883

Comprehensive income:
Net income	$611.1	$365.5	$250.1
Other comprehensive income (loss):
Foreign currency (losses) gains	(30.3)	46.6	(36.7)
Amortization of unrecognized net periodic benefit costs, net of tax	(0.4)	(5.2)	1.0
Other, net of tax	0.8	(4.9)	0.6
Other comprehensive income (loss)	(29.9)	36.5	(35.1)
Comprehensive income	$581.2	$402.0	$215.0

See accompanying Notes to Consolidated Financial Statements

Carlisle Companies Incorporated
Consolidated Balance Sheets

(in millions, except share and per share amounts)	December 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$803.6	$378.3
Receivables, net	698.3	625.7
Inventories, net	457.5	448.8
Prepaid expenses	22.0	21.7
Other current assets	75.3	73.6
Discontinued operations	—	96.5
Total current assets	2,056.7	1,644.6

Property, plant and equipment, net	760.1	731.1
Goodwill, net	1,441.8	1,452.1
Other intangible assets, net	967.7	1,065.0
Other long-term assets	22.9	34.9
Discontinued operations	—	372.1
Total assets	$5,249.2	$5,299.8

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$312.1	$332.1
Accrued expenses	258.0	257.8
Deferred revenue	25.5	27.8
Discontinued operations	—	40.9
Total current liabilities	595.6	658.6

Long-term liabilities:
Long-term debt	1,587.8	1,586.2
Deferred revenue	201.9	188.0
Other long-term liabilities	266.5	288.7
Discontinued operations	—	50.0
Total long-term liabilities	2,056.2	2,112.9

Commitments and contingencies (see Note 17)

Shareholders' equity:
Preferred stock, $1 par value per share (5,000,000 shares authorized and unissued)	—	—
Common stock, $1 par value per share (200,000,000 shares authorized; 57,957,912 and 61,839,734 shares outstanding, respectively)	78.7	78.7
Additional paid-in capital	383.8	353.7
Deferred compensation equity	8.0	10.4
Treasury shares, at cost (20,534,652 and 16,613,193 shares, respectively)	(1,102.4)	(649.6)
Accumulated other comprehensive loss	(122.1)	(85.7)
Retained earnings	3,351.4	2,820.8
Total shareholders' equity	2,597.4	2,528.3
Total liabilities and equity	$5,249.2	$5,299.8

See accompanying notes to Consolidated Financial Statements

Carlisle Companies Incorporated
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in millions)	2018	2017	2016
Operating activities:
Net income	$611.1	$365.5	$250.1
Reconciliation of net income to cash flows provided by operating activities:
Depreciation	86.4	84.9	75.1
Amortization	104.2	84.2	62.7
Impairment charges	—	—	141.5
Stock-based compensation, net of tax benefit	23.9	13.2	(2.6)
Deferred taxes	(0.8)	(58.5)	(25.0)
Gain on sale of discontinued operations, net of tax	(250.4)	—	—
Other operating activities, net	(18.8)	13.9	(6.0)
Changes in assets and liabilities, excluding effects of acquisitions:
Receivables	(54.5)	(53.9)	0.3
Inventories	(29.0)	(48.5)	(12.2)
Prepaid expenses and other assets	(2.0)	(20.1)	(9.2)
Accounts payable	(39.5)	42.7	21.6
Accrued expenses	(99.9)	20.6	23.1
Deferred revenues	11.8	19.3	11.7
Other long-term liabilities	(3.3)	(4.6)	0.1
Net cash provided by operating activities	339.2	458.7	531.2

Investing activities:
Proceeds from sale of discontinued operation	758.0	—	—
Acquisitions, net of cash acquired	(19.5)	(934.3)	(185.5)
Capital expenditures	(120.7)	(159.9)	(108.8)
Other investing activities, net	11.4	(0.1)	0.9
Net cash provided by (used in) investing activities	629.2	(1,094.3)	(293.4)

Financing activities:
Proceeds from revolving credit facility	—	1,189.0	—
Repayments of revolving credit facility	—	(1,189.0)	—
Proceeds from notes	—	997.2	—
Repayments of notes	—	—	(150.0)
Repurchases of common stock	(459.8)	(268.4)	(75.0)
Dividends paid	(93.5)	(92.1)	(84.5)
Financing costs	—	(8.3)	—
Proceeds from exercise of stock options, net	12.6	(1.2)	48.4
Net cash (used in) provided by financing activities	(540.7)	627.2	(261.1)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(1.1)	2.7	(2.1)
Change in cash and cash equivalents	426.6	(5.7)	(25.4)
Less: change in cash and cash equivalents of discontinued operations	1.3	1.0	0.3
Cash and cash equivalents at beginning of period	378.3	385.0	410.7
Cash and cash equivalents at end of period	$803.6	$378.3	$385.0

See accompanying notes to Consolidated Financial Statements

Carlisle Companies Incorporated
Consolidated Statements of Shareholders’ Equity

(in millions)	Common Stock Outstanding		Additional Paid-In Capital	Deferred Compensation Equity	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Shares in Treasury		Total Shareholders' Equity
	Shares	Amount					Shares	Cost
Balance as of January 1, 2016	64.0	$78.7	$293.4	$8.0	$(87.1)	$2,381.8	14.4	$(327.4)	$2,347.4
Net income	—	—	—	—	—	250.1	—	—	250.1
Other comprehensive loss, net of tax	—	—	—	—	(35.1)	—	—	—	(35.1)
Cash dividends - $1.30 per share	—	—	—	—	—	(84.5)	—	—	(84.5)
Repurchases of common stock	(0.8)	—	—	—	—	—	0.8	(75.7)	(75.7)
Issuances and deferrals, net for stock-based compensation (1)	1.0	—	41.9	2.3	—	—	(1.0)	20.5	64.7
Balance as of December 31, 2016	64.2	$78.7	$335.3	$10.3	$(122.2)	$2,547.4	14.2	$(382.6)	$2,466.9
Net income	—	—	—	—	—	365.5	—	—	365.5
Other comprehensive income, net of tax	—	—	—	—	36.5	—	—	—	36.5
Cash dividends - $1.44 per share	—	—	—	—	—	(92.1)	—	—	(92.1)
Repurchases of common stock	(2.7)	—	—	—	—	—	2.7	(268.4)	(268.4)
Issuances and deferrals, net for stock-based compensation (1)	0.3	—	18.4	0.1	—	—	(0.3)	1.4	19.9
Balance as of December 31, 2017	61.8	$78.7	$353.7	$10.4	$(85.7)	$2,820.8	16.6	$(649.6)	$2,528.3
Adoption of accounting standards (2)	—	—	—	—	(6.5)	13.0	—	—	6.5
Net income	—	—	—	—	—	611.1	—	—	611.1
Other comprehensive loss, net of tax	—	—	—	—	(29.9)	—	—	—	(29.9)
Cash dividends - $1.54 per share	—	—	—	—	—	(93.5)	—	—	(93.5)
Repurchases of common stock	(4.4)	—	—	—	—	—	4.4	(467.0)	(467.0)
Issuances and deferrals, net for stock-based compensation (1)	0.5	—	30.1	(2.4)	—	—	(0.5)	14.2	41.9
Balance as of December 31, 2018	57.9	$78.7	$383.8	$8.0	$(122.1)	$3,351.4	20.5	$(1,102.4)	$2,597.4

(1)
Issuances and deferrals, net for stock-based compensation reflects share activity related to option exercises, net of tax, restricted and performance shares vested and net issuances and deferrals associated with deferred compensation equity.

(2)	Refer to Note 1 for further information regarding new accounting standards adopted.

See accompanying notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

Note 1—Summary of Accounting Policies

Nature of Business

Carlisle Companies Incorporated, its wholly owned subsidiaries and their subsidiaries, referred to herein as the “Company” or “Carlisle,” is a global diversified company that designs, manufactures and markets a wide range of products that serve a broad range of markets including commercial roofing, energy, agriculture, mining, construction, aerospace and defense electronics, medical technology, transportation, general industrial, protective coatings, wood and auto refinishing. The Company markets its products as a component supplier to original equipment manufacturers, distributors and directly to end-users.

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

Discontinued Operations

The results of operations for the Company's Carlisle FoodService Products ("CFS") segment have been classified as discontinued operations for all periods presented in the Condensed Consolidated Statements of Income. Assets and liabilities subject to the completed sale of CFS have been classified as discontinued operations for all periods presented in the Condensed Consolidated Balance Sheets. Refer to Note 4 for additional information.

Revenue Recognition

Revenue is recognized when obligations under the terms of a contract with a customer are satisfied; generally, this occurs with the transfer of control of the Company’s products or services. Revenue is measured as the amount of total consideration expected to be received in exchange for transferring goods or providing services. Total expected consideration, in certain cases, is estimated at each reporting period, including interim periods, and is subject to change with variability dependent on future events, such as customer behavior related to future purchase volumes, returns, early payment discounts and other customer allowances. Estimates for rights of return, discounts and rebates to customers and other adjustments for variable consideration are provided for at the time of sale as a deduction to revenue, based on an analysis of historical experience and actual sales data. Changes in these estimates are reflected as an adjustment to revenue in the period identified. Sales, value added and other taxes collected concurrently with revenue-producing activities are excluded from revenue.

The Company receives payment at the inception of the contract for separately priced extended service warranties, and revenue is deferred and recognized on a straight-line basis over the life of the contracts. The term of these warranties ranges from five to 40 years. The weighted average life of the contracts as of December 31, 2018, is approximately 19 years.

The Company recognizes revenue over-time for certain contracts that provide for the manufacture of highly-customized products with no alternative use and provide the Company the right to payment for work performed to date, including a normal margin for that effort.

Refer to Note 6 for further information on revenue recognition.

Costs to Obtain a Contract

Costs of obtaining or fulfilling a contract are recognized as expense as incurred, as the amortization period of these costs would be one year or less. These costs generally include sales commissions and are included in selling, general and administrative costs.

Shipping and Handling Costs

Costs incurred to physically transfer product to customer locations are recorded as a component of cost of goods sold. Charges passed on to customers are recorded into revenues.

Other Non-operating (Income) Expense, Net

Other non-operating (income) expense, net primarily includes foreign currency exchange (gains) losses, indemnification (gains) losses associated with acquired businesses, (income) loss from equity method investments and (gains) losses on sales of a business.

Stock‑Based Compensation

The Company accounts for stock‑based compensation under the fair‑value method. Accordingly, equity classified as stock‑based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. The requisite service period generally matches the stated vesting period of the award but may be shorter if the employee is retirement‑eligible and, under the award’s terms, may fully vest upon retirement from the Company. The Company recognizes expense for awards that have graded vesting features under the graded vesting method, which considers each separately vesting tranche as though they were, in substance, multiple awards. Additionally, the Company accounts for forfeitures of stock-based awards as they occur. Refer to Note 7 for additional information regarding stock-based compensation.

Income Taxes

Income taxes are recorded in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes, which includes an estimate of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Refer to Note 9 for additional information regarding income taxes including Staff Accounting Bulletin 118 (“SAB 118”) impacts.

Cash Equivalents

Highly liquid investments with a maturity of three months or less when acquired are considered cash equivalents.

Receivables and Allowance for Doubtful Accounts

Receivables are stated at net realizable value. The Company performs ongoing evaluations of its customers’ current creditworthiness, as determined by the review of their credit information to determine if events have occurred subsequent to the recognition of the revenue and related receivable that provides evidence that such receivable will be realized at an amount less than that recognized at the time of sale. Estimates of net realizable value are based on historical losses, adjusting for current economic conditions and, in some cases, evaluating specific customer accounts for risk of loss. The allowance for doubtful accounts was $5.1 million, $6.5 million and $3.9 million as of December 31,

2018, 2017 and 2016, respectively. Changes in economic conditions in specific markets in which the Company operates could have an effect on reserve balances required and on the ability to recognize revenue until cash is collected or collectability is probable.

Changes in the Company's allowance for doubtful accounts follows:

(in millions)	2018	2017	2016
Balance as of January 1	$6.5	$3.9	$4.7
(Decrease) increase to reserve	(0.5)	1.2	0.1
Amounts acquired	—	2.0	0.4
Amounts written off	(0.9)	(0.6)	(1.3)
Balance as of December 31	$5.1	$6.5	$3.9

Inventories

Inventories are valued at lower of cost and net realizable value with cost determined primarily on an average cost basis. Cost of inventories includes direct as well as certain indirect costs associated with the acquisition and production process. These costs include raw materials, direct and indirect labor and manufacturing overhead. Manufacturing overhead includes materials, depreciation and amortization related to property, plant and equipment and other intangible assets used directly and indirectly in the acquisition and production of inventory, and costs related to the Company’s distribution network such as inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and other such costs associated with preparing the Company’s products for sale. Refer to Note 10 for further information regarding inventories.

Property, Plant and Equipment

Property, plant and equipment are stated at cost including interest costs associated with qualifying capital additions. Costs allocated to property, plant and equipment of acquired companies are based on estimated fair value at the date of acquisition. Depreciation is principally computed on a straight‑line basis over the estimated useful lives of the assets. Asset lives are generally 20 to 40 years for buildings, five to 15 years for machinery and equipment and two to 20 years for leasehold improvements. Leasehold improvements are amortized based on the shorter of the underlying lease term or the asset’s estimated useful life. Refer to Note 11 for further information regarding property, plant and equipment.

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

Goodwill is not amortized but is tested annually, or more often if impairment indicators are present, for impairment at a reporting unit level. The Company’s annual testing date for goodwill is October 1st. The Company has four reporting units, that align with its reportable segments.

Refer to Note 12 for additional information regarding goodwill and other intangible assets.

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

The defined benefit pension plans’ assets are measured at fair value annually on December 31, unless a remeasurement event occurs in an interim period. The Company uses the market related valuation method to determine the value of plan assets for purposes of determining the expected return on plan assets component of net periodic benefit cost. The market related valuation method recognizes the change of the fair value of the plan assets over five years. If actual experience differs from these long-term assumptions, the difference is recorded as an actuarial gain (loss) and amortized into earnings over a period of time based on the average future service period, which may cause the expense related to providing these benefits to increase or decrease. Refer to Note 15 for additional information regarding these plans and the associated plan assets.

Lease Arrangements

The Company is a party to various lease arrangements that include scheduled rent increases, rent holidays or may provide for contingent rentals or incentive payments to be made to the Company as part of the terms of the lease. Scheduled rent increases and rent holidays are included in the determination of minimum lease payments when assessing lease classification and, along with any lease incentives, are included in rent expense on a straight‑line basis over the lease term. Scheduled rent increases that are dependent upon a change in an index or rate such as the consumer price index or prime rate are included in the determination of rental expense at the time the rate or index changes. Contingent rentals are excluded from the determination of minimum lease payments when assessing lease classification and are included in the determination of rent expense when the event that will require additional rents is considered probable. Refer to Note 17 for additional information regarding rent expense.

Extended Product Warranty Reserves

The Company offers extended warranty contracts on sales of certain products; the most significant being those offered on its installed roofing systems within the CCM segment. Current costs of services performed under these contracts are expensed as incurred and included in cost of goods sold. The Company would record a reserve within accrued expenses if the total expected costs of providing services at a product line level exceed unamortized deferred revenues. Total expected costs of providing extended product warranty services are actuarially determined using standard quantitative measures based on historical claims experience and management judgment. Refer to Notes 6 and 13 for additional information regarding deferred revenue and extended product warranties.

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

The Company maintains occurrence‑based insurance contracts related to certain contingent losses primarily workers’ compensation, medical and dental, general liability, property and product liability claims up to applicable retention limits as part of its risk management strategy. The Company records a recovery under these insurance contracts when such recovery is deemed probable. Refer to Note 17 for additional information regarding contingencies and insurance recoveries.

Derivative Instruments and Hedge Accounting

From time-to-time, the Company may enter into derivative financial instruments to hedge various risks to cash flows or the fair value of recognized assets and liabilities, including those arising from fluctuations in foreign currencies, interest rates and commodities. The Company recognizes these instruments at the time they are entered into and measures them at fair value. For instruments that are designated and qualify as cash flow hedges under U.S. GAAP, the changes in fair value period-to-period, less any ineffective portion, are classified in accumulated other comprehensive income, until the underlying transaction being hedged impacts earnings. Any ineffectiveness is recorded in current period income. For those instruments that are designated and qualify as fair value hedges under U.S. GAAP, the changes in fair value period-to-period of both the derivative instrument and underlying hedged item are recognized currently in earnings. For those instruments not designated or do not qualify as hedges under U.S. GAAP, the changes in fair value period-to-period are classified immediately in current period income, within other non-operating (income) expense, net. Refer to Note 18 for a description of the Company's current derivative instrument and hedging activities.

New Accounting Standards Adopted

Effective January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which outlines a single, comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance issued by the FASB, including industry specific guidance. ASU 2014-09 provides accounting guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts with customers to provide goods and services. In addition to ASU 2014-09, the Company also adopted all the related amendments ("ASC 606") to all uncompleted contracts using the modified retrospective method.

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

606, the Company now recognizes revenue over time, for those highly customized products, using the input method as products are manufactured.

A summary of the effects of adopting ASC 606 on the Consolidated Financial Statements follows:

	Year Ended December 31, 2018
(in millions)	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Consolidated Statement of Income
Revenues	$4,479.5	$4,457.6	$21.9
Cost of goods sold	3,304.8	3,290.1	14.7
Operating income	509.0	501.8	7.2
Provision for income taxes	87.3	85.5	1.8
Income from continuing operations	358.6	353.2	5.4
Net income	611.1	605.7	5.4

	December 31, 2018
(in millions)	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Consolidated Balance Sheet
Receivables	$698.3	$654.0	$44.3
Inventories, net	457.5	487.0	(29.5)
Other current assets	75.3	74.4	0.9
Accrued expenses	258.0	256.2	1.8
Other long-term liabilities	266.5	264.5	2.0
Retained earnings	3,351.4	3,344.9	6.5

Effective January 1, 2018, the Company adopted ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost ("ASU 2017-07"), which requires employers to include only the service cost component of net periodic pension cost and net periodic postretirement benefit cost in operating income, if such measure is presented. The Company adopted ASU 2017-07 using a retrospective approach for the presentation in the Condensed Consolidated Statement of Income. The Company elected to use, as a practical expedient, the amounts disclosed in its defined benefit plan note for the prior comparative period as the estimation basis for applying the retrospective presentation requirements. As a result of adopting ASU 2017-07, net periodic benefit income for the non-service cost components of $(2.4) million was reclassified from other operating (income) expense, net to other non-operating (income) expense, net for the years ended December 31, 2017 and 2016.

Effective January 1, 2018, the Company early adopted ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02"), which allows entities to reclassify from accumulated other comprehensive income to retained earnings for stranded tax effects related to the change in federal tax rate for all items accounted for in other comprehensive income. Entities can also elect to reclassify other stranded tax effects that relate to the Tax Cuts and Jobs Act, but do not directly relate to the change in the federal tax rate, including state taxes and changing from a worldwide tax system to a territorial system. Tax effects that are stranded in other comprehensive income for other reasons may not be reclassified. The Company adopted ASU 2018-02 using a modified retrospective approach for the presentation in the Condensed Consolidated Balance Sheets to reclassify $6.5 million related to the change in federal tax rate from accumulated other comprehensive loss to retained earnings.

Effective October 1, 2018, the Company early adopted ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic: 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans ("ASU 2018-14"), which makes minor changes to the disclosure requirements for employers that sponsor defined benefit pension and other postretirement benefit plans. The guidance requires all sponsors of defined benefit plans to disclose the weighted-average interest crediting rate for cash balance plans and an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. The guidance also eliminates the required disclosures for the amounts in accumulated other comprehensive income expected to be recognized as components of net period benefit cost over the next fiscal year. The Company adopted ASU 2018-14 using a retrospective approach for the revised disclosure requirements.

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

In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which amended the new leasing standard to give entities another option for transition. This transition option allows entities to not apply the new standard in the comparative periods they present in their financial statements in the year of adoption. ASU 2016-02, and its amendments, are effective for the Company beginning January 1, 2019, and requires the use of a modified retrospective approach for leases that exist at, or are entered into after the beginning of the year of adoption under the new transition guidance. Early application of the ASU is permitted; however, the Company plans to adopt on January 1, 2019 and expects to elect this new transition method. The Company continues its evaluation of adopting the standard, and currently expects the standard to have an impact of approximately $55.0 million to $65.0 million on its assets and liabilities for the addition of ROU assets and lease liabilities. The Company does not expect the standard to have a material impact on its results of operations or liquidity.

Note 2—Segment Information

The Company has organized its operations into four primary segments based on the products it sells, each of which represent a reportable segment as follows:

Carlisle Construction Materials (“CCM”)—the principal products of this segment are rubber (EPDM), thermoplastic polyolefin (TPO) and polyvinyl chloride (PVC) roofing membranes used predominantly on non-residential low-sloped roofs, related roofing accessories, including flashings, fasteners, sealing tapes and coatings and waterproofing products. CCM also manufactures and distributes energy-efficient rigid foam insulation panels for substantially all roofing applications. The markets served primarily include new construction, re-roofing and maintenance of low-sloped roofs, water containment, HVAC sealants and coatings and waterproofing. In addition, CCM offers a broad range of specialty polyurethane products and solutions across a broad diversity of markets and applications.

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

Summary financial information by reportable business segment follows:

(in millions)	Revenues	Operating Income (Loss)		Assets	Depreciation and Amortization	Capital Expenditures
2018
Carlisle Construction Materials	$2,880.3	$435.4		$1,870.7	$77.9	$50.0
Carlisle Interconnect Technologies	933.8	117.3		1,446.4	58.3	27.2
Carlisle Fluid Technologies	291.6	37.1		678.0	22.9	11.5
Carlisle Brake & Friction	373.8	(0.8)		446.6	23.5	22.4
Segment Total	4,479.5	589.0		4,441.7	182.6	111.1
Corporate and unallocated (1)	—	(80.0)		807.5	2.9	1.5
Discontinued operations	—	—		—	5.1	8.1
Total	$4,479.5	$509.0		$5,249.2	$190.6	$120.7
2017
Carlisle Construction Materials	2,336.2	421.9		1,898.6	41.9	61.0
Carlisle Interconnect Technologies	815.3	89.5		1,473.0	55.8	53.2
Carlisle Fluid Technologies	281.4	16.1		678.7	23.0	8.8
Carlisle Brake & Friction	317.9	2.6		433.8	23.0	26.8
Segment Total	3,750.8	530.1		4,484.1	143.7	149.8
Corporate and unallocated (1)	—	(66.1)		346.4	2.6	1.2
Discontinued operations	—	—		469.3	22.8	8.9
Total	$3,750.8	$464.0		$5,299.8	$169.1	$159.9
2016
Carlisle Construction Materials	$2,052.6	$430.3		$891.6	$35.6	$24.9
Carlisle Interconnect Technologies	834.6	143.9		1,446.3	48.8	43.9
Carlisle Fluid Technologies	269.4	31.2		640.9	20.7	11.7
Carlisle Brake & Friction	268.6	(135.9)	(2)	389.9	20.8	9.4
Segment Total	3,425.2	469.5		3,368.7	125.9	89.9
Corporate and unallocated (1)	—	(65.3)		391.0	2.8	10.7
Discontinued operations	—	—		206.1	9.1	8.2
Total	$3,425.2	$404.2		$3,965.8	$137.8	$108.8

(1)
Corporate operating loss includes other unallocated costs, primarily general corporate expenses. Corporate assets consist primarily of cash and cash equivalents, deferred taxes and other invested assets.

(2)	Includes impairment charges of $141.5 million. Refer to Note 12 for further discussion.

Geographic Area Information

Long‑lived assets, excluding deferred tax assets and intangible assets, by region follows:

(in millions)	December 31, 2018	December 31, 2017
United States	$574.8	$566.1
International:
Europe	99.3	83.4
Asia	42.7	46.6
Mexico and Latin America	30.8	36.0
United Kingdom	28.0	27.2
Other	0.5	0.5
Total long-lived assets	$776.1	$759.8

A summary of revenues based on the country to which the product was delivered and reconciliation of disaggregated revenue by segment follows:

	2018
(in millions)	CCM	CIT	CFT	CBF	Total
United States	$2,552.6	$634.0	$116.9	$157.8	$3,461.3
International:
Europe	186.2	89.7	58.6	109.0	443.5
Asia	16.4	114.0	100.1	76.0	306.5
Canada	97.9	4.8	6.5	2.9	112.1
Mexico	4.1	48.2	5.4	14.3	72.0
Middle East and Africa	15.2	27.7	2.5	1.4	46.8
Other	7.9	15.4	1.6	12.4	37.3
Total international	327.7	299.8	174.7	216.0	1,018.2
Total revenues	$2,880.3	$933.8	$291.6	$373.8	$4,479.5

	2017
(in millions)	CCM	CIT	CFT	CBF	Total
United States	$2,080.5	$537.8	$110.1	$132.0	$2,860.4
International:
Europe	156.5	96.3	55.5	94.2	402.5
Asia	13.2	98.1	93.0	62.7	267.0
Canada	67.7	5.1	6.9	3.6	83.3
Mexico	2.1	46.6	9.5	12.9	71.1
Middle East and Africa	12.0	24.4	2.0	2.4	40.8
Other	4.2	7.0	4.4	10.1	25.7
Total international	255.7	277.5	171.3	185.9	890.4
Total revenues	$2,336.2	$815.3	$281.4	$317.9	$3,750.8

	2016
(in millions)	CCM	CIT	CFT	CBF	Total
United States	$1,837.7	$541.7	$104.6	$120.0	$2,604.0
International:
Europe	134.9	119.0	51.6	72.9	378.4
Asia	10.8	89.3	88.4	48.8	237.3
Canada	56.0	7.7	6.5	3.9	74.1
Mexico	3.6	46.3	10.8	11.6	72.3
Middle East and Africa	6.7	26.0	3.4	4.6	40.7
Other	2.9	4.6	4.1	6.8	18.4
Total international	214.9	292.9	164.8	148.6	821.2
Total revenues	$2,052.6	$834.6	$269.4	$268.6	$3,425.2

Customer Information

Revenues from Beacon Roofing Supply, Inc. accounted for approximately 11.8% and 10.2% of the Company’s consolidated revenues during the years ended December 31, 2018 and 2016, respectively. Additionally, revenues from ABC Supply Co. accounted for approximately 10.4% of the Company's consolidated revenues during the year ended December 31, 2017. Sales to both of these customers originate in the CCM segment. No other customers accounted for 10.0% or more of the Company’s total revenues for the years ended December 31, 2018, 2017 and 2016.

Note 3—Acquisitions

2017 Acquisitions

Accella Holdings LLC

On November 1, 2017, the Company acquired 100% of the equity of Accella Holdings LLC, the parent company to Accella Performance Materials Inc. (collectively “Accella”), a specialty polyurethane platform, from Accella Performance Materials LLC, a subsidiary of Arsenal Capital Partners, for total consideration of $671.4 million, including a cash, working capital and indebtedness settlement, which was finalized in the first quarter of 2018. Accella offers a wide range of polyurethane products and solutions across a broad diversity of markets and applications. The Company funded the acquisition with borrowings from the Revolving Credit Facility (refer to Note 14 for subsequent refinancing transactions).

Accella contributed revenues of $434.1 million and an operating loss of $7.8 million for the year ended December 31, 2018, and revenues of $64.0 million and an operating loss of $9.0 million for the period from November 1, 2017, to December 31, 2017. The operating loss for the period from November 1, 2017, to December 31, 2017, includes $5.5 million of incremental cost of goods sold related to measuring inventory at fair value and $1.1 million of acquisition-related costs related primarily to professional fees. The results of operations of the acquired business are reported as part of the CCM segment.

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

The unaudited combined pro forma financial information presented below includes revenues and income from continuing operations, net of tax, of the Company as if the business combination had occurred on January 1, 2016, based on the purchase price allocation presented below:

	Unaudited Pro Forma Twelve Months Ended December 31,
(in millions)	2017	2016
Revenues	$4,439.4	$4,029.8
Income from continuing operations	351.8	235.2

The pro forma financial information reflects adjustments to Accella's historical financial information to apply the Company's accounting policies and to reflect the additional depreciation and amortization related to the fair value adjustments of the acquired net assets of $10.8 million in 2017 and $8.5 million in 2016, together with the associated tax effects. Also, the pro forma financial information reflects costs of goods sold related to the fair valuation of inventory and acquisition-related costs described above as if they occurred in 2016.

The following table summarizes the consideration transferred to acquire Accella and the allocation of the purchase price among the assets acquired and liabilities assumed. The acquisition has been accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combinations, which requires that consideration be allocated to the acquired assets and assumed liabilities based upon their acquisition date fair values with the remainder allocated to goodwill.

	Preliminary Allocation	Measurement Period Adjustments	Final Allocation
(in millions)	As of 11/1/2017		As of 11/1/2018
Total cash consideration transferred	$670.7	$0.7	$671.4
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$16.5	$—	$16.5
Receivables, net	66.8	—	66.8
Inventories	48.5	(1.0)	47.5
Prepaid expenses and other current assets	0.9	—	0.9
Property, plant and equipment	59.6	3.2	62.8
Definite-lived intangible assets	240.0	(1.0)	239.0
Other long-term assets	15.6	—	15.6
Accounts payable	(45.5)	—	(45.5)
Income tax payable	2.0	—	2.0
Accrued expenses	(23.2)	9.5	(13.7)
Other long-term liabilities	(15.6)	—	(15.6)
Deferred income taxes	(83.5)	2.0	(81.5)
Total identifiable net assets	282.1	12.7	294.8
Goodwill	$388.6	$(12.0)	$376.6

The goodwill recognized in the acquisition of Accella is attributable to expected synergies related to supply chain efficiencies and other administrative opportunities, in addition to opportunities for product line expansions. The Company acquired $68.5 million of gross contractual accounts receivable, of which $1.7 million was not expected to be collected at the date of acquisition. Goodwill of $19.7 million is tax deductible, primarily in the United States. All of the goodwill has been assigned to the CCM reporting unit which aligns with the CCM reportable segment. The $239.0 million value allocated to definite-lived intangible assets consists of $145.0 million of customer relationships with useful lives ranging from nine to 11 years, various acquired technologies of $66.0 million with useful lives ranging from three to 14 years and trade names of $28.0 million with useful lives ranging from four to 14 years. In accordance with the purchase agreement, Carlisle is indemnified for up to $25.0 million, and recorded an indemnification asset of $15.6 million in other long-term assets relating to the indemnification for a pre-acquisition income tax liability. The Company has also recorded, as part of the purchase price allocation, deferred tax liabilities related to intangible assets of approximately $81.5 million.

During 2018, $4.6 million of certain pre-acquisition income tax uncertainties were resolved, resulting in the reversal of the related indemnification asset and corresponding liability.

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

Drexel contributed revenues of $69.7 million and an operating income of $4.5 million for the year ended December 31, 2018, and revenues of $26.8 million and an operating loss of $0.2 million for the period from July 3, 2017, to December 31, 2017. The results of operations of the acquired business are reported within the CCM segment.

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

Arbo contributed revenues of $19.5 million and an operating income of $1.4 million for the year ended December 31, 2018, and revenues of $14.0 million and operating income of $0.3 million for the period from January 31, 2017, to December 31, 2017. The results of operations of the acquired business are reported within the CCM segment.

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

Note 4—Discontinued Operations

On March 20, 2018, the Company completed the sale of CFS to the Jordan Company of New York, NY for gross proceeds of $758.0 million, including a working capital adjustment, which was finalized in the third quarter of 2018. The sale of CFS is consistent with the Company's vision of operating a portfolio of businesses with highly engineered manufacturing products in strong growth markets.

A summary of the results from discontinued operations included in the Consolidated Statements of Income follows:

(in millions)	2018	2017	2016
Revenue	$69.5	$337.9	$249.0

Cost of goods sold	49.5	238.5	178.5
Other operating expense, net	16.7	59.7	40.4
Operating income	3.3	39.7	30.1
Other non-operating (income) expense, net	—	0.1	(0.1)
Income from discontinued operations before income taxes	3.3	39.6	30.2
Gain on sale of discontinued operations	296.8	—	—
Provision for income taxes	47.6	14.7	11.2
Income from discontinued operations	$252.5	$24.9	$19.0

A summary of the carrying amounts of CFS's major assets and liabilities, which were classified as discontinued operations in the Consolidated Balance Sheet, follows:

(in millions)	December 31, 2017
ASSETS
Cash and cash equivalents	$1.3
Receivables, net	32.0
Inventories, net	59.0
Prepaid and other current assets	4.2
Total current assets	$96.5

Property, plant, and equipment, net	$49.7
Goodwill, net	149.7
Other intangible assets, net	169.4
Other long-term assets	3.3
Total long-term assets	$372.1

LIABILITIES
Accounts payable	$20.4
Accrued expenses	20.5
Total current liabilities	$40.9

Other long-term liabilities	$50.0
Total long-term liabilities	$50.0

A summary of cash flows from discontinued operations included in the Consolidated Statements of Cash Flows follows:

(in millions)	2018	2017	2016
Net cash (used in) provided by operating activities	$(2.0)	$62.2	$25.4
Net cash used in investing activities	(8.1)	(222.6)	(9.0)
Net cash provided by (used in) financing activities (1)	11.4	161.4	(16.1)
Change in cash and cash equivalents from discontinued operations	$1.3	$1.0	$0.3

(1)	Represents borrowings (repayments) from the Carlisle cash pool to fund capital expenditures and acquisitions.

Note 5—Earnings Per Share

The Company’s restricted shares contain non-forfeitable rights to dividends and are considered participating securities for purposes of computing earnings per share pursuant to the two-class method. The computation below of earnings per share excludes income attributable to the unvested restricted shares from the numerator and excludes the dilutive impact of those underlying share from denominator.

The computation below of earnings per share includes the income attributable to the vested and deferred restricted shares and restricted stock units in the numerator and includes the dilutive impact of those underlying shares in the denominator.

Stock options are included in the calculation of diluted earnings per share utilizing the treasury stock method and performance share awards are included in the calculation of diluted earnings per share considering those are contingently issuable. Neither is considered to be a participating security as they do not contain non‑forfeitable dividend rights.

Income from continuing operations and share data used in the basic and diluted earnings per share computations using the two‑class method follows:

(in millions except share and per share amounts)	2018	2017	2016
Income from continuing operations	$358.6	$340.6	$231.1
Less: dividends declared	(93.5)	(92.1)	(84.5)
Undistributed earnings	265.1	248.5	146.6
Percent allocated to common shareholders (1)	99.7%	99.3%	99.3%
	264.3	246.8	145.6
Add: dividends declared to common shares, restricted share units and vested and deferred restricted and performance shares	93.1	90.9	83.6
Income from continuing operations attributable to common shareholders	$357.4	$337.7	$229.2

Shares (in thousands):
Basic weighted-average shares outstanding	60,393	63,073	64,226
Effect of dilutive securities:
Performance awards	83	137	257
Stock options	310	341	400
Diluted weighted-average shares outstanding	60,786	63,551	64,883

Per share income from continuing operations attributable to common shares:
Basic	$5.92	$5.36	$3.57
Diluted	$5.88	$5.32	$3.53

(1) Basic weighted-average shares outstanding (in thousands)	60,393	63,073	64,226
Basic weighted-average shares outstanding and unvested restricted shares expected to vest (in thousands)	60,561	63,513	64,682
Percent allocated to common shareholders	99.7%	99.3%	99.3%

To calculate earnings per share for income from discontinued operations and for net income, the denominator for both basic and diluted earnings per share is the same as used in the above table.

(in millions except share amounts presented in thousands)	2018	2017	2016
Income from discontinued operations attributable to common shareholders for basic and dilutive earnings per share	$251.8	$24.8	$18.8
Net income attributable to common shareholders for basic and diluted earnings per share	$609.2	$362.4	$248.0
Anti-dilutive stock options excluded from EPS calculation (1)	813.0	320.6	23.1

(1)
Represents stock options excluded from the calculation of diluted earnings per share as such options’ assumed proceeds upon exercise would result in the repurchase of more shares than the underlying award.

Note 6—Revenue Recognition

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

The Company’s performance obligations are satisfied, and control is transferred, either at a point in time or over time as work progresses. For the majority of the Company’s products, control is transferred, and revenue is recognized when the product is shipped from the manufacturing facility or delivered to the customer, depending on shipping terms.
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

	2018
(in millions)	CCM	CIT	CFT	CBF	Total
Products transferred at a point in time	$2,859.0	$900.5	$291.6	$373.8	$4,424.9
Products and services transferred over time	21.3	33.3	—	—	54.6
Total revenues	$2,880.3	$933.8	$291.6	$373.8	$4,479.5

Remaining performance obligations for extended service warranties represent the transaction price for the remaining stand-ready obligation to perform warranty services. A summary of estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied as of December 31, 2018 follows:

(in millions)	2019	2020	2021	2022	2023	Thereafter
Extended service warranties	$20.6	$19.7	$18.6	$17.5	$16.3	$130.3

The Company has applied the practical expedient to not disclose information about remaining performance obligations that have original expected durations of one year or less. Additionally, the Company has applied the transition practical expedient to not disclose the amount of transaction price allocated to the remaining performance obligations and an expectation of when the Company expects to recognize associated revenues, for the year ended December 31, 2018.

Contract Balances

Contract liabilities relate to payments received in advance of performance under a contract, primarily related to extended service warranties in the CCM segment and systems contracts in the CFT segment. Contract liabilities are recognized as revenue as (or when) the Company performs under the contract. A summary of the change in contract liabilities follows:

(in millions)	2018	2017
Balance as of January 1	$215.8	$195.2
Revenue recognized	(79.5)	(79.9)
Revenue deferred	90.5	99.8
Acquired liabilities	0.6	0.7
Balance as of December 31	$227.4	$215.8

Contract assets relate to the Company's right to payment for performance completed to date under a contract, primarily related to highly customized product contracts within the CIT segment. Accounts receivable are recorded when the right to payment becomes unconditional. A summary of the change in contract assets follows:

(in millions)	2018
Balance as of January 1	$—
Adoption of ASC 606	22.8
Revenue recognized and unbilled	163.3
Revenue billed	(141.4)
Balance as of December 31	$44.7

Contract assets were immaterial as of December 31, 2017.

Revenues by End-Market

A summary of revenues disaggregated by major end-market industries and reconciliation of disaggregated revenue by segment follows:

	2018
(in millions)	CCM	CIT	CFT	CBF	Total
General construction	$2,661.4	$—	$—	$—	$2,661.4
Aerospace	—	620.3	—	21.5	641.8
Heavy equipment	112.1	—	—	300.7	412.8
Transportation	—	—	154.9	41.1	196.0
Medical	—	146.4	—	—	146.4
General industrial and other	106.8	167.1	136.7	10.5	421.1
Total revenues	$2,880.3	$933.8	$291.6	$373.8	$4,479.5

Note 7—Stock‑Based Compensation

Incentive Compensation Program

The Company maintains an Incentive Compensation Program (the “Program”) for executives, certain other employees of the Company and its operating segments and subsidiaries and the Company’s non-employee directors. Members of the Board of Directors (the "Board") that receive stock-based compensation are treated as employees for accounting purposes. The Program was approved by shareholders on May 6, 2015. The Program allows for up to 4.2 million awards to eligible employees of stock options, restricted stock, stock appreciation rights, performance shares and units or other awards based on Company common stock. As of December 31, 2018, 1.8 million shares were available for grant under this plan.

During the year ended December 31, 2018, the Company awarded 383 thousand stock options as part of the annual equity grant, 621 thousand stock options as part of a one-time grant to all employees, 76 thousand restricted stock awards, 54 thousand performance share awards and 13 thousand restricted stock units with an aggregate grant-date fair value of approximately $40.3 million to be expensed over the requisite service period for each award.

Stock-based compensation cost by award type follows:

(in millions)	2018	2017	2016
Stock option awards	$11.0	$7.7	$6.1
Restricted stock awards	7.7	6.0	4.5
Performance share awards	7.4	5.6	4.7
Restricted stock units	1.4	1.4	1.2
Total stock-based compensation cost	$27.5	$20.7	$16.5

In 2018, the Board authorized a grant of stock options to U.S. employees and stock appreciation rights to employees outside of the U.S. This grant contributed $2.7 million to stock-based compensation costs for the year ended December 31, 2018. Compensation cost of $0.5 million was capitalized as inventory and will be recognized in costs of goods sold when that related inventory is sold.

The Company recognized an income tax benefit of $10.6 million and $12.5 million related to total stock-based compensation expense for the years ended December 31, 2018 and 2017, respectively.

Stock Option Awards

Options issued under the Program generally vest on a straight-line basis over a three-year period on the anniversary date of the grant. All options have a maximum term life of 10 years. Shares issued to cover options under the Program may be issued from shares held in treasury, from new issuances of shares or a combination of the two. Unrecognized compensation cost related to stock options of $14.1 million as of December 31, 2018, is to be recognized over a weighted-average period of 1.8 years.

The Company utilizes the Black‑Scholes-Merton (“BSM”) option pricing model to determine the fair value of its stock option awards. The BSM relies on certain assumptions to estimate an option’s fair value. The weighted average assumptions used in the determination of fair value for stock option awards follows:

(in millions, except per share amounts)	2018 One-time Grant	2018	2017	2016
Expected dividend yield	1.4%	1.4%	1.3%	1.4%
Expected life (in years)	3.9	5.5	5.6	5.6
Expected volatility	20.7%	23.1%	25.6%	27.5%
Risk-free interest rate	2.6%	2.6%	1.9%	1.4%
Weighted-average grant date fair value (per share)	$21.91	$23.71	$24.57	$19.30
Fair value of options granted	$13.6	$9.1	$8.8	$7.2

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

A summary of stock options outstanding and activity follows:

	Number of Shares (in thousands)	Weighted-Average Exercise Price (per share)	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2017	1,431	$81.49
Options granted	1,004	107.60
Options exercised	(345)	65.95
Options forfeited / expired	(126)	105.86
Outstanding as of December 31, 2018	1,964	95.76	7.7	$18.0
Vested and exercisable as of December 31, 2018	844	82.86	6.1	$16.4

Additional information related to stock option award activity during the years ended December 31 follows:

(in millions)	2018	2017	2016
Intrinsic value of options exercised	$18.4	$8.5	$56.4
Fair value of options vested	$10.2	$5.4	$4.7

Restricted Stock Awards

Restricted stock awarded under the Program is generally released to the recipient after a period of approximately three years. Unrecognized compensation cost related to restricted stock awards of $8.0 million as of December 31, 2018, is to be recognized over a weighted-average period of 1.6 years. The grant date fair value and intrinsic value of shares vested during the year ended December 31, 2018 was $9.8 million and $11.7 million, respectively. The grant date fair value and intrinsic value of shares vested during the year ended December 31, 2017 was $8.1 million and $11.4 million, respectively.

Information related to restricted stock awards during the years ended December 31 follows:

	2018	2017	2016
Weighted-average grant date fair value (per share)	$114.27	$106.78	$84.73

A summary of restricted stock awards outstanding and activity follows:

(in thousands, except per share amounts)	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2017	208	$95.63
Shares granted	76	114.27
Shares vested	(103)	95.05
Shares forfeited	(12)	109.07
Outstanding as of December 31, 2018	169	103.47

Performance Share Awards

Performance shares vest based on the employee rendering three years of service to the Company and the attainment of a market condition over the performance period, which is based on the Company’s relative total shareholder return versus the S&P Midcap 400 Index® over a pre-determined time period as determined by the Compensation Committee of the Board of Directors. Unrecognized compensation cost related to performance share awards of $5.6 million as of December 31, 2018, is to be recognized over a weighted-average period of 1.7 years. The grant date fair value and intrinsic value of shares vested during the year ended December 31, 2018 was $5.2 million and $5.3 million, respectively. The grant date fair value and intrinsic value of shares vested during the year ended December 31, 2017 was $10.0 million and $11.6 million, respectively.

For purposes of determining diluted earnings per share, the performance share awards are considered contingently issuable shares and are included in diluted earnings per share based upon the number of shares that would have been awarded had the conditions at the end of the reporting period continued until the end of the performance period. See Note 5 for further information regarding earnings per share computations.

The Company utilizes the Monte-Carlo simulation approach based on a three-year measurement period to determine the fair value of performance shares. Such approach entails the use of assumptions regarding the future performance of the Company’s stock and those of the S&P Midcap 400 Index®. Those assumptions include expected volatility, risk‑free interest rates, correlation coefficients and dividend reinvestment. Dividends accrue on the performance shares during the performance period and are to be paid in cash based upon the number of awards ultimately earned.

Information related to performance shares during the years ended December 31 follows:

	2018	2017	2016
Weighted-average grant date fair value (per share)	$140.20	$141.83	$119.08

A summary of performance shares outstanding and activity follows:

	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value (per share)	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2017	160	$123.50
Awards granted	54	140.20
Awards vested	(46)	112.82
Awards converted (withheld)	(9)	108.03
Awards forfeited	(6)	137.55
Outstanding as of December 31, 2018	153	132.68	0.8	$15.4

Restricted Stock Units

Restricted stock units are awarded to eligible directors and fully vested and are expensed upon grant date. The restricted stock units are paid in shares of Company common stock after the director ceases to serve as a member of the Board, or if earlier, upon a change in control of the Company. The Company granted 13 thousand, 13 thousand and 14 thousand units in 2018, 2017 and 2016, respectively. Units had a weighted-average grant date fair value per share of $108.72, $107.87 and $83.31 in 2018, 2017 and 2016, respectively. Restricted stock units' fair value is based on the closing market price of the stock on the respective dates of the grants.

Deferred Compensation - Equity

Certain employees are eligible to participate in the Company’s Non-qualified Deferred Compensation Plan (the “Deferred Compensation Plan”). Participants may elect to defer all or part of their restricted and performance shares. Participants have elected to defer 202 thousand and 281 thousand shares of Company common stock as of December 31, 2018 and 2017, respectively. Company stock held for future issuance of vested awards is classified as deferred compensation equity in the Consolidated Balance Sheets and is recorded at grant date fair value. Such deferred shares are included in basic earnings per share.

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

CBF

The Company is nearing completion on its project to exit its manufacturing operations in Tulsa, Oklahoma, and relocate the majority of those operations to its existing manufacturing facility in Medina, Ohio. During 2018, exit and disposal costs totaled $13.6 million, primarily reflecting equipment moving expenses, accelerated depreciation, employee termination benefits and facility closure costs. Total costs are expected to approximate $20.7 million, with cumulative exit and disposal costs of $18.7 million recognized as of December 31, 2018. The remaining costs will be incurred throughout 2019.

CIT

The Company is substantially complete with the relocation of certain of its medical manufacturing operations in Shenzhen, China, to a new manufacturing operation in Dongguan, China. During 2018, exit and disposal costs totaled $1.5 million for employee termination benefit costs. The project is substantially complete with cumulative exit and disposal costs recognized of $15.5 million through December 31, 2018, and total cost expected to approximate $15.6 million.

During the third quarter of 2017, the Company entered into a letter of undertaking with the Chinese government, whereby the Company designated $10.1 million in cash specifically for the payment of employee termination benefits associated with the Chinese medical business action discussed above. Cash payments began in August 2017 and were completed in the second quarter of 2018.

CFT

During 2017, the Company initiated plans to restructure its global footprint. These plans involve exiting manufacturing operations in Brazil and Mexico, exiting the systems sales business in Germany, and relocating the manufacturing operations in Angola, Indiana, to its existing Bournemouth, United Kingdom, manufacturing operations. All facility closures were completed in the first quarter of 2018 and production moved to either the Jackson, Tennessee, or Bournemouth facilities. During 2018, exit and disposal costs totaled $1.1 million, primarily reflecting employee termination benefit costs and legal fees. This project is complete as of December 31, 2018, with cumulative exit and disposal costs of $11.3 million.

Consolidated Summary

Exit and disposal costs by activity follows:

(in millions)	2018	2017	2016
Equipment moving costs	$5.6	$0.4	$—
Employee severance and benefit arrangements	3.2	17.8	10.1
Accelerated depreciation	2.3	3.7	0.4
Lease termination costs	1.1	—	—
Relocation costs	0.7	1.5	3.8
Other restructuring costs	5.0	3.4	1.2
Total exit and disposal costs	$17.9	$26.8	$15.5

Exit and disposal costs by segment follows:

(in millions)	2018	2017	2016
Carlisle Brake & Friction	$13.6	$5.1	$—
Carlisle Interconnect Technologies	3.2	$9.5	$7.6
Carlisle Fluid Technologies	1.1	11.4	4.1
Corporate	—	0.8	3.8
Total exit and disposal costs	$17.9	$26.8	$15.5

Exit and disposal costs by financial statement line item follows:

(in millions)	2018	2017	2016
Cost of goods sold	$15.5	$10.9	$—
Selling and administrative expenses	1.9	15.8	15.0
Research and development expenses	0.1	0.1	—
Other operating (income) expense, net	0.4	—	0.5
Total exit and disposal costs	$17.9	$26.8	$15.5

Changes in exit and disposal liabilities follows:

(in millions)	CIT	CFT	CBF	Total
Balance as of December 31, 2017	$4.9	$6.7	$1.5	$13.1
Charges	3.2	1.1	13.6	17.9
Cash payments	(8.1)	(7.5)	(11.8)	(27.4)
Other adjustments and non-cash settlements	—	—	(2.4)	(2.4)
Balance as of December 31, 2018	$—	$0.3	$0.9	$1.2

The liability of $1.2 million as of December 31, 2018, primarily relates to employee severance and benefit arrangements and is included in accrued expenses.

Note 9—Income Taxes

Sources of Pre-Tax Income and Related Tax Provision by Region

Geographic sources of income before income taxes consists of the following:

(in millions)	2018	2017	2016
Continuing operations:
U.S. domestic	$352.2	$356.5	$288.2
Foreign	93.7	72.5	91.0
Income from continuing operations before income taxes	445.9	429.0	379.2

Discontinued operations:
U.S. domestic	299.8	39.1	29.7
Foreign	0.3	0.5	0.5
Income from discontinued operations before income taxes	300.1	39.6	30.2

Total income before income taxes	$746.0	$468.6	$409.4

The provision for income taxes from continuing operations consists of the following:

(in millions)	2018	2017	2016
Current provision:
Federal and State	$62.0	$116.5	$144.4
Foreign	25.9	28.4	29.2
Total current provision	87.9	144.9	173.6

Deferred provision (benefit):
Federal and State	7.9	(62.7)	(16.0)
Foreign	(8.5)	6.2	(9.5)
Total deferred (benefit) provision	(0.6)	(56.5)	(25.5)

Total provision for income taxes	$87.3	$88.4	$148.1

Rate Reconciliation

A reconciliation of the tax provision from continuing operations computed at the U.S. federal statutory rate to the actual tax provision follows:

(in millions)	2018	2017	2016
Taxes at U.S. statutory rate	$93.6	$150.1	$132.8
State and local taxes, net of federal income tax benefit	10.8	9.5	7.5
Foreign earnings taxed at different rates	1.1	(6.7)	(8.1)
Change in unrecognized tax benefit	(7.8)	0.9	(2.5)
Benefit for domestic manufacturing deduction	—	(9.7)	(12.1)
Tax credits	(3.0)	(2.3)	(10.7)
Tax impact of impairment of goodwill	—	—	41.2
Impact of U.S. tax reform	(3.3)	(57.7)	—
Change in investment assertion on foreign earnings	—	5.1	—
Other, net	(4.1)	(0.8)	—
Provision for income taxes	$87.3	$88.4	$148.1
Effective income tax rate on continuing operations	19.6%	20.6%	39.1%

Cash payments for income taxes, net of refunds, were $203.0 million, $142.8 million and $192.3 million, in 2018, 2017 and 2016, respectively.

Deferred Tax Assets (Liabilities), net

(in millions)	December 31, 2018	December 31, 2017
Deferred revenue	$21.1	$20.1
Warranty reserves	4.6	4.7
Inventory reserves	7.6	7.7
Allowance for doubtful accounts	2.5	3.1
Employee benefits	27.6	30.2
Foreign loss carryforwards	5.1	3.8
Federal tax credit carryovers	—	3.1
Deferred state tax attributes	11.9	11.9
Other, net	—	1.7
Gross deferred assets	80.4	86.3
Valuation allowances	(1.3)	(4.3)
Deferred tax assets after valuation allowances	79.1	82.0

Undistributed foreign earnings	(11.0)	(7.9)
Depreciation	(47.2)	(36.7)
Amortization	(43.7)	(37.4)
Carryover intangible basis of acquirees	(128.8)	(155.0)
Other, net	(0.4)	—
Gross deferred liabilities	(231.1)	(237.0)

Net deferred tax liabilities	$(152.0)	$(155.0)

Deferred tax assets and liabilities are classified as long-term. Foreign deferred tax assets and liabilities are grouped separately from U.S. domestic assets and liabilities and are analyzed on a jurisdictional basis.

Deferred tax assets and liabilities included in the Consolidated Balance Sheet follows:

(in millions)	December 31, 2018	December 31, 2017
Other long-term assets	$2.6	$1.4
Other long-term liabilities	(154.6)	(156.4)
Net deferred tax liabilities	$(152.0)	$(155.0)

Valuation Allowances

As of December 31, 2018, the Company had no deferred tax assets related to net operating loss (“NOL”) carryforwards for U.S. federal tax purposes but had a deferred tax asset for state NOL carryforwards and credits of approximately $7.0 million (expiring 2019 through 2038). The Company also has deferred tax assets related to NOL carryforwards in foreign jurisdictions of approximately $5.1 million, which begin to expire in 2022. The Company believes that it is likely that certain of the state attributes will expire unused and therefore has established a valuation allowance of approximately $1.3 million against the deferred tax assets associated with these attributes. The Company believes that substantially all of the foreign NOLs will be utilized before expiration and therefore has not established a valuation allowance against the deferred tax assets associated with these NOL carryforwards.

Undistributed Foreign Earnings

As a result of the deemed mandatory repatriation provisions in the Tax Cuts and Jobs Act (the "Tax Act"), the Company included undistributed earnings in income subject to U.S. tax at reduced tax rates in 2017. In addition, the Company recognized in income global intangible low-taxed income (“GILTI”) reduced by foreign tax credits for 2018 as part of the changes from the Tax Act. As a result, the Company does not have material basis differences related to cumulative unremitted earnings for US tax purposes. The Company has determined that an amount approximately equal to foreign cash balances and other certain assets is not permanently reinvested for local country purposes, which results in an accrual of $11.0 million related to foreign withholding taxes. It is not practicable to calculate deferred tax balances on other basis differences.

Unrecognized Tax Benefits

Unrecognized tax benefits reflect the difference between the tax benefits of positions taken or expected to be taken on income tax returns and the tax benefits that meet the criteria for current recognition in the financial statements. The Company periodically assesses its unrecognized tax benefits.

A summary of the movement in gross unrecognized tax benefits (before estimated interest and penalties) follows:

(in millions)	2018	2017	2016
Balance as of January 1	$37.4	$24.6	$27.7
Additions based on tax positions related to current year	3.3	3.0	0.6
Additions related to acquired uncertain tax positions	—	12.6	—
Adjustments for tax positions of prior years	—	1.5	—
Reductions due to statute of limitations	(12.0)	(3.3)	(2.1)
Reductions due to settlements	(1.2)	(1.7)	(1.4)
Adjustments due to foreign exchange rates	(0.2)	0.7	(0.2)
Balance as of December 31	$27.3	$37.4	$24.6

If the unrecognized tax benefits as of December 31, 2018, were to be recognized, approximately $30.1 million would impact the Company’s effective tax rate. The amount impacting the Company’s effective rate is calculated by adding accrued interest and penalties to the gross unrecognized tax benefit and subtracting the tax benefit associated with state taxes and interest.

The Company classifies and reports interest and penalties associated with unrecognized tax benefits as a component of the income tax provision on the Consolidated Statements of Income and as a long‑term liability on the Consolidated Balance Sheets. The total amount of such interest and penalties accrued, but excluded from the table above, at the years ending 2018, 2017 and 2016 were $5.1 million, $5.9 million and $4.7 million, respectively.

The Company is subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. During the year, the Company worked with the IRS to complete its compliance assurance process for the 2017 tax year. The Company is also currently working with the IRS to complete its compliance assurance audit for the 2018 tax year and expects conclusion of the process within the next twelve months.

Generally, state income tax returns are subject to examination for a period of three to five years after filing. Substantially all material state tax matters have been concluded for tax years through 2013. Various state income tax returns for subsequent years are in the process of examination. At this stage the outcome is uncertain; however, the Company believes that contingencies have been adequately provided for. Statutes of limitation vary among the foreign jurisdictions in which the Company operates. Substantially all foreign tax matters have been concluded for tax years through 2009. The Company believes that foreign tax contingencies associated with income tax examinations underway or open tax years have been provided for adequately.

Based on the outcome of certain examinations or as a result of the expiration of statutes of limitations for certain jurisdictions, the Company believes that within the next 12 months it is reasonably possible that previously unrecognized tax benefits could decrease by approximately $4.0 million to $5.0 million. These previously unrecognized tax benefits relate to a variety of tax issues including tax matters relating to prior acquisitions and various state matters.

U.S. Tax Reform

On December 22, 2017, the U.S. enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act included significant changes to existing tax law including, among other things, a reduction to the U.S. federal corporate income tax rate from 35% to 21% and a one-time tax on deferred foreign income ("Transition Tax") in 2017.

The changes included in the Tax Act are broad and complex. As such, on December 22, 2017, the Securities and Exchange Commission (“SEC”) issued SAB 118. SAB 118 expresses views of the SEC regarding ASC Topic 740, Income Taxes in the reporting period that includes the enactment date of the Tax Act. The SEC staff issuing SAB 118 recognized that a registrant’s review of certain income tax effects of the Tax Act may be incomplete at the time financial statements are issued for the reporting period that includes the enactment date, including interim periods therein. If a company does not have the necessary information available, prepared or analyzed for certain income tax effects of the Tax Act, SAB 118 allows a company to report provisional numbers and adjust those amounts during the measurement period not to extend beyond one year. In the fourth quarter of 2018, the Company completed the accounting for the relevant aspects of the Tax Act based on available information and have recorded a benefit in the year of $3.3 million.

While the Tax Act provides for a territorial tax system, beginning in 2018, it includes the GILTI provision. The Company elected to account for GILTI tax in the period in which it is incurred, which is not material in 2018.

Deemed Repatriation Transition Tax

The deemed repatriation transition tax (the “Transition Tax”) is a tax on certain previously untaxed accumulated and current earnings and profits (“E&P”) of the Company's foreign subsidiaries. The Company was able to reasonably estimate the Transition Tax and recorded an initial provision Transition Tax obligation of $32.5 million for the year ended December 31, 2017. On the basis of revised E&P and taxes paid computation that were calculated during the reporting period, as well as additional guidance provided by taxing authorities, the Company recognized an additional measurement-period beneficial adjustment of $4.6 million to income tax expense during the fourth quarter 2018. The effect of the measurement period adjustment on the 2018 effective tax rate was approximately 1.0%.

Reduction of U.S. Federal Corporate Tax Rate

The Act reduced the corporate tax rate to 21%, effective January 1, 2018. Consequently, the Company recorded a decrease to the net deferred tax liability in the amount of $90.2 million in the year ended December 31, 2017. In the third quarter of 2018, the Company recorded an additional measurement-period expense of $1.3 million, resulting in a total impact of $88.9 million.

Note 10—Inventories

(in millions)	December 31, 2018	December 31, 2017
Raw materials	$195.1	$177.7
Work-in-process	59.5	62.9
Finished goods	236.5	238.5
Reserves	(33.6)	(30.3)
Inventories, net	$457.5	$448.8

Note 11—Property, Plant and Equipment, net

(in millions)	December 31, 2018	December 31, 2017
Land	$69.1	$74.1
Buildings and leasehold improvements	441.9	374.5
Machinery and equipment	875.3	801.0
Projects in progress	78.9	122.1
Property, plant and equipment, gross	1,465.2	1,371.7
Accumulated depreciation	(705.1)	(640.6)
Property, plant and equipment, net	$760.1	$731.1

Capitalized interest totaled $2.2 million $2.4 million and $0.9 million for 2018, 2017 and 2016, respectively.

Note 12—Goodwill and Other Intangible Assets, net

Goodwill

As a result of the sale of CFS on March 20, 2018, the Company reclassified $149.7 million and $60.3 million of goodwill and $169.4 million and $24.9 million of other intangible assets, net allocated to the CFS segment as of December 31, 2017 and 2016, respectively, to discontinued operations within long-term assets.

The changes in the carrying amount of goodwill, net by segment follows:

(in millions)	CCM	CIT	CFT	CBF (1)	Total
Net balance as of December 31, 2016	$117.5	$639.1	$167.9	$96.4	$1,020.9
Goodwill acquired during year (2)	420.2	—	—	—	420.2
Measurement period adjustments	—	0.3	—	—	0.3
Currency translation and other	6.6	0.9	3.1	0.1	10.7
Net balance as of December 31, 2017	$544.3	$640.3	$171.0	$96.5	$1,452.1
Goodwill acquired during year (2), (3)	2.8	2.7	—	—	5.5
Measurement period adjustments	(12.0)	—	—	—	(12.0)
Currency translation and other	(2.3)	0.1	(1.5)	(0.1)	(3.8)
Net balance as of December 31, 2018	$532.8	$643.1	$169.5	$96.4	$1,441.8

(1)	CBF goodwill balance as of December 31, 2016, is presented net of accumulated impairment losses of $130.0 million recorded in 2016. No other segments have incurred impairment losses.

(2)	See Note 3 for further information on goodwill resulting from recent acquisitions.

(3)	During 2018, Carlisle acquired three businesses for an aggregate purchase price of $20.1 million.

Other Intangible Assets, net

	December 31, 2018			December 31, 2017
(in millions)	Acquired Cost	Accumulated Amortization	Net Book Value	Acquired Cost	Accumulated Amortization	Net Book Value
Assets subject to amortization:
Customer relationships	$843.8	$(287.7)	$556.1	$844.8	$(230.8)	$614.0
Technology and intellectual property	268.8	(129.3)	139.5	272.0	(95.6)	176.4
Trade names and other	45.4	(16.4)	29.0	40.1	(9.6)	30.5
Assets not subject to amortization:
Trade names	243.1	—	243.1	244.1	—	244.1
Other intangible assets, net	$1,401.1	$(433.4)	$967.7	$1,401.0	$(336.0)	$1,065.0

The remaining weighted-average amortization period of intangible assets subject to amortization as of December 31, 2018, follows (in years):

Customer relationships	10.0
Technology and intellectual property	6.4
Trade names and other	8.5
Total assets subject to amortization	9.2

Intangible assets subject to amortization as of December 31, 2018, will be amortized as follows:

(in millions)	2019	2020	2021	2022	2023	Thereafter
Estimated future amortization expense	$98.2	$95.0	$87.4	$73.4	$68.0	$302.6

The net carrying values of the Company’s other intangible assets, net by reportable segment follows:

(in millions)	December 31, 2018	December 31, 2017
Carlisle Construction Materials	$285.3	$325.1
Carlisle Interconnect Technologies	313.4	344.5
Carlisle Fluid Technologies	280.9	302.5
Carlisle Brake & Friction	86.6	92.9
Corporate	1.5	—
Total	$967.7	$1,065.0

2016 Impairment

In the third quarter of 2016, the Company concluded that its expectations of recovery in the near term in CBF’s related end markets had declined to the extent that it was more likely than not that the fair value of the Wellman® trade name and CBF reporting unit were below their carrying values. As a result, in the third quarter of 2016, the Company recognized impairment charges within its CBF segment of $11.5 million related to the Wellman® trade name and $130.0 million of goodwill, resulting in a carrying value of $35.4 million and $96.5 million, respectively. Consistent with its accounting policies effective at the date of impairment, the Company performed the impairment tests for these assets through a one-step process for the Wellman® trade name and a two-step process for goodwill.

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

CBF Goodwill Impairment

Similarly, for Step 1 of the two-step goodwill impairment test, the Company estimated the fair value of the CBF reporting unit based on the income approach utilizing the discounted cash flow method. Estimated industry weighted average cost of capital, revenue growth rates and operating margins for the CBF reporting unit represent the most significant assumptions used in the Company’s evaluation of fair value (i.e., Level 3 measurements). As a result, the Company determined that the fair value of the CBF reporting unit was below its carrying value by approximately 25.0% and therefore Step 2 of the goodwill impairment test was required to measure the amount of the Goodwill impairment. In performing the Step 2 analysis, the Company was required to allocate the reporting units’ fair value to the estimated fair values of the CBF reporting unit’s underlying asset and liabilities, both those recognized and unrecognized, with the residual amount reflecting the implied value of goodwill at September 30, 2016.

See Note 1 for further information regarding the valuation of goodwill and indefinite‑lived intangible assets.

Note 13—Accrued Expenses

(in millions)	December 31, 2018	December 31, 2017
Compensation and benefits	$99.9	$100.1
Customer incentives	66.1	60.5
Standard product warranties	31.9	30.4
Income and other accrued taxes	16.7	17.6
Other accrued expenses	43.4	49.2
Accrued expenses	$258.0	$257.8

Standard Product Warranties

The Company offers various standard warranty programs on its products, primarily for certain installed roofing systems, high-performance cables and assemblies, fluid technologies and braking products. The Company’s liability for such warranty programs is included in accrued expenses. The change in the Company’s standard product warranty liabilities follows:

(in millions)	December 31, 2018	December 31, 2017
Balance as of January 1	$30.4	$29.1
Current year provision	18.1	16.6
Current year claims	(16.3)	(16.3)
Current year foreign exchange	(0.3)	1.0
Balance as of December 31	$31.9	$30.4

Note 14—Long-term Debt

			Fair Value (1)
(in millions)	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
3.75% Notes due 2027	$600.0	$600.0	$579.4	$607.1
3.5% Notes due 2024	400.0	400.0	386.4	403.7
3.75% Notes due 2022	350.0	350.0	345.5	358.9
5.125% Notes due 2020	250.0	250.0	255.0	264.8
Unamortized discount, debt issuance costs and other	(12.2)	(13.8)
Total long term-debt	$1,587.8	$1,586.2

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

Notes Terms and Redemption Features

The 2027, 2024, 2022 and 2020 Notes (jointly the “Notes”) are presented net of the related discount and debt issuance costs in long‑term debt. The Notes may be redeemed at the Company's option, in whole or in part, plus accrued and unpaid interest, at any time prior to the dates stated below, at a price equal to the greater of (i) 100.0% of the principal amounts; or (ii) the sum of the present values of the remaining scheduled payments of principal and interest discounted to the redemption date on a semi-annual basis at the Treasury Rate plus a spread (noted below). The Notes may also be redeemed at any time after the dates noted below, in whole or in part, at the Company's option at 100.0% of the principal amount, plus accrued and unpaid interest.

Debt Instrument	Date	Spread
3.75% Notes due 2027	September 1, 2027	25 basis points
3.5% Notes due 2024	October 1, 2024	20 basis points
3.75% Notes due 2022	August 15, 2022	35 basis points
5.125% Notes due 2020	September 15, 2020	35 basis points

Upon a change-in-control triggering event, the Company will be required to offer to repurchase the Notes at 101.0% of the principal amount, plus accrued and unpaid interest.

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

On February 21, 2017, the Company entered into a second amendment (the "Amendment") to the Company's Third Amended and Restated Credit Agreement (the “Credit Agreement”) administered by JPMorgan Chase Bank, N.A. Among other things, the Amendment increased the lenders' aggregate revolving commitment from $600.0 million to $1.0 billion and extended the maturity date of the Facility from December 12, 2018 to February 21, 2022. During the first quarter of 2017, the Company incurred $1.4 million of debt issuance costs to finalize the amendment, which are being recognized ratably over the extended maturity date of the Facility. The Facility has a feature that allows the Company to increase availability, at the Company's option, by an aggregate amount of up to $500.0 million through increased commitments from existing lenders or the addition of new lenders. Under the Facility, the Company may also enter into commitments in the form of standby, commercial, or direct pay letters of credit for an amount not to exceed $50.0 million.

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

As of December 31, 2018, the Company had $1.0 billion available under the Facility. During 2018 and 2016, the Company had no borrowings or repayments under the Facility. During 2017, the Company borrowed and repaid $1.2 billion, in the aggregate, under the Facility.

Covenants and Limitations

Under the Company’s debt and credit facilities, the Company is required to meet various restrictive covenants and limitations, including limitations on certain leverage ratios, interest coverage and limits on outstanding debt balances held by certain subsidiaries. The Company was in compliance with all covenants and limitations as of December 31, 2018 and 2017.

Letters of Credit and Guarantees

During the normal course of business, the Company enters into commitments in the form of letters of credit and bank guarantees to provide financial and performance assurance to third parties. As of December 31, 2018, and 2017, the Company had $26.0 million and $26.3 million letters of credit and bank guarantees outstanding, respectively. The Company has multiple arrangements to obtain letters of credit, which include an agreement with an unspecified availability and separate agreements for up to $80.0 million in letters of credit, of which $56.1 million was available as of December 31, 2018.

Interest Payments

Cash payments for interest were $65.4 million, $29.6 million and $35.9 million in 2018, 2017 and 2016, respectively.

Note 15—Retirement Plans

Defined Benefit Plans

The Company maintains defined benefit retirement plans, primarily for certain domestic employees, as presented below. All plans are frozen to new entrants, with the exception of the executive supplemental plan. Benefits are based primarily on years of service and earnings of the employee.

The significant assumptions used in the measurement of the projected benefit obligation and net periodic benefit cost primarily include the discount rate, rate of compensation increase and expected long-term return on plan assets. Weighted‑average assumptions for the projected benefit obligation follows:

	2018	2017
Discount rate	4.1%	3.5%
Rate of compensation increase	3.8%	3.8%

Weighted‑average assumptions for net periodic benefit cost follows:

	2018	2017	2016
Discount rate	3.5%	3.9%	4.4%
Rate of compensation increase	3.8%	3.8%	4.3%
Expected long-term return on plan assets	6.3%	6.3%	6.2%

The weighted-average cash balance interest crediting rate for the Company's cash balance defined benefit plans was 4.0% for the years ended December 31, 2018 and 2017.

The Company considers several factors in determining the long-term rate of return for plan assets. Asset-class return expectations are set using a combination of empirical and forward-looking analyses. Capital market assumptions for the composition of the Company’s asset portfolio are intended to capture the behavior of asset classes observed over several market cycles. The Company also looks to historical returns for reasonableness and appropriateness.

A reconciliation of the change in the projected benefit obligation, plan assets and the funded status follows:

(in millions)	December 31, 2018	December 31, 2017
Funded status
Projected benefit obligation
Beginning of year	$182.8	$172.5
Change in benefit obligation:
Service cost	3.1	2.6
Interest cost	5.5	5.3
Plan amendments	—	0.7
Actuarial (gain)/loss	(10.0)	15.5
Benefits paid	(13.9)	(13.8)
End of year	$167.5	$182.8
Fair value of plan assets
Beginning of year	$165.7	$163.2
Change in plan assets:
Actual return on plan assets	(4.6)	14.9
Company contributions	1.4	1.4
Benefits paid	(13.9)	(13.8)
End of year	$148.6	$165.7

Unfunded status end of year	$(18.9)	$(17.1)

Accumulated benefit obligation at end of year	$167.0	$181.1

The Company’s projected benefit obligation includes approximately $19.6 million and $22.3 million related to the Company’s executive supplemental and director defined benefit pension plans as of December 31, 2018 and 2017, respectively. The Company’s accumulated benefit obligation includes approximately $19.1 million and $20.7 million related to the Company’s executive supplemental and director defined benefit pension plans as of December 31, 2018 and 2017, respectively. The executive supplemental and director defined benefit plans have no plan assets and the Company is not required to fund the obligations. The U.S. plans required to be funded by the Company were fully funded as of December 31, 2018 and 2017.

(in millions)	December 31, 2018	December 31, 2017
Long-term assets	$0.7	$5.2
Current liabilities	(1.5)	(1.4)
Long-term liabilities	(18.1)	(20.9)
Net pension liability	$(18.9)	$(17.1)

The amounts included in accumulated other comprehensive income (loss) that have not been recognized in net periodic pension cost follows:

(in millions)	December 31, 2018	December 31, 2017
Unrecognized actuarial losses (gross)	$49.3	$48.8
Unrecognized actuarial losses (net of tax)	39.6	38.0
Unrecognized prior service costs (gross)	1.0	1.3
Unrecognized prior service costs (net of tax)	0.8	1.1

The components of net periodic benefit cost follows:

(in millions)	2018	2017	2016
Service cost	$3.1	$2.6	$3.4
Interest cost	5.5	5.3	5.4
Expected return on plan assets	(10.3)	(10.2)	(10.1)
Amortization of unrecognized net loss	4.3	2.3	2.1
Amortization of unrecognized prior service credit	0.3	0.2	0.2
Net periodic benefit cost	$2.9	$0.2	$1.0

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

The established target allocation is 88.0% fixed income securities and 12.0% equity securities. Fixed income investments are diversified across U.S. treasury, long and intermediate duration and high yield bonds. Equity investments are diversified across large capitalization U.S. and international stocks. Investment risk is measured and monitored on an ongoing basis through investment portfolio reviews, annual projected benefit liability measurements and asset/liability studies.

The fair value measurement of the plans’ assets by asset category follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)
(in millions)	December 31, 2018	December 31, 2017
Cash	$0.6	$0.6
U.S. treasury bonds	27.0	—
Mutual funds:
Equity mutual funds (1)	17.8	19.4
Fixed income mutual funds (2)	103.2	145.6
Total	$148.6	$165.6

(1)
This category is comprised of investments in mutual funds that invest in equity securities such as large publicly traded companies listed in the S&P 500 Index; small to medium sized companies with market capitalization in the range of the Russell 2500 Index; and foreign issuers in emerging markets.

(2)
This category is comprised of investments in mutual funds that invest in U.S. corporate fixed income securities, including asset‑backed securities; high yield fixed income securities primarily rated BB, B, CCC, CC, C and D; and US dollar denominated debt securities of government, government related and corporate issuers in emerging market countries.

The Company made contributions of $1.4 million during both 2018 and 2017, which pertain to the Company’s executive supplemental and director defined benefit pension plans. This contribution covers current participant benefits as these plans have no plan assets. No minimum contributions to the pension plans were required in 2018 and 2017. During 2019, the Company expects to pay approximately $1.5 million in participant benefits under the executive supplemental and director plans. In light of the plans’ funded status, the Company does not expect to make discretionary contributions to its pension plans in 2019.

A summary of estimated future benefits to be paid for the Company’s defined benefit pension plans as of December 31, 2018, follows:

(in millions)	Estimated Benefit Payments
2019	$14.5
2020	14.9
2021	14.3
2022	14.5
2023	14.7
2024-2028	67.7

Defined Contribution Plan

The Company maintains defined contribution savings plans covering a significant portion of its eligible employees. Participant contributions are matched by the Company up to a 4.0% maximum of eligible compensation, subject to compensation and contribution limits as defined by the Internal Revenue Service. Employer contributions for the savings plan were $15.2 million, $14.8 million and $13.3 million in 2018, 2017 and 2016, respectively.

Matching contributions are invested in funds as directed by participants. Eligible participants may also elect to invest up to 50.0% of the Company’s matching contribution in Company common stock. Common shares held by the contribution savings plan follows:

(in millions)	December 31, 2018	December 31, 2017	December 31, 2016
Common shares held	1.0	1.1	1.2

Note 16—Other Long‑Term Liabilities

(in millions)	December 31, 2018	December 31, 2017
Deferred taxes and other tax liabilities (1)	$186.7	$212.6
Pension and other post-retirement obligations (2)	22.8	26.6
Deferred compensation (3)	21.5	24.7
Long-term workers' compensation (4)	15.0	10.3
Other	20.5	14.5
Other long-term liabilities	$266.5	$288.7

(1)	Refer to Note 9 for additional deferred tax discussion.

(2)	Refer to Note 15 for additional pension discussion.

(3)	Refer to Note 18 for additional deferred compensation discussion.

(4)	Refer to Note 17 for additional workers' compensation discussion.

Note 17—Commitments and Contingencies

Leases

The Company currently leases a portion of its facilities, distribution centers and equipment. Some of the leases include scheduled rent increases stated in the lease agreement, generally expressed as a stated percentage increase of the minimum lease payment over the lease term. The Company currently has no leases that require rent to be paid based on contingent events. Rent expense was $32.1 million, $26.3 million and $23.8 million in 2018, 2017 and 2016, respectively, inclusive of rent based on scheduled rent increases and rent holidays recognized on a straight‑line basis.

Future minimum payments under its various non‑cancelable operating leases in future years follows:

(in millions)	2019	2020	2021	2022	2023	Thereafter
Future minimum payments	$16.7	$10.8	$6.8	$4.9	$4.2	$5.1

Workers’ Compensation Claims and Related Losses

The Company has accrued approximately $19.5 million and $14.9 million (net of $7.0 million of recovery receivables) related to workers’ compensation claims as of December 31, 2018 and 2017, respectively. As of December 31, 2018, $4.5 million and $15.0 million were included in accrued expenses and other long‑term liabilities, respectively. As of December 31, 2017, $4.6 million and $10.3 million were included in accrued expenses and other long‑term liabilities, respectively. The liability related to workers’ compensation claims, both those reported to the Company and those incurred but not yet reported, is estimated based on actuarial estimates, loss development factors and the Company’s historical loss experience.

The Company maintains occurrence‑based insurance coverage with certain insurance carriers in accordance with its risk management practices that provides for reimbursement of workers’ compensation claims in excess of $0.5 million. The Company records a recovery receivable from the insurance carriers when such recovery is deemed probable based on the nature of the claim and history of recoveries. As of December 31, 2018, the Company had a recovery receivable of $6.6 million. The Company's recovery receivables for workers’ compensation claims as of December 31, 2017, were presented net with the workers' compensation liability, as noted above.

Litigation

Over the years, the Company has been named as a defendant, along with numerous other defendants, in lawsuits in various state courts in which plaintiffs have alleged injury due to exposure to asbestos‑containing brakes, which Carlisle manufactured in limited amounts between the late‑1940’s and the mid‑1980’s. In addition to compensatory awards, these lawsuits may also seek punitive damages. Generally, the Company has obtained dismissals or settlements of its asbestos‑related lawsuits with no material effect on its financial condition, results of operations, or cash flows. The Company maintains insurance coverage that applies to the Company’s defense costs and payments of settlements or judgments in connection with asbestos‑related lawsuits. At this time, the amount of reasonably possible asbestos claims, if any, is not material to the Company’s financial position, results of operations or operating cash flows, although these matters could result in the Company being subject to monetary damages, costs or expenses and charges against earnings in particular periods.

The Company may occasionally be involved in various other legal actions arising in the normal course of business. In the opinion of management, the ultimate outcome of such actions, either individually or in the aggregate, are not expected to have a material adverse effect on the consolidated financial position or annual operating cash flows of the Company.

Environmental Matters

The Company is subject to increasingly stringent environmental laws and regulations, including those relating to air emissions, wastewater discharges and chemical and hazardous waste management and disposal. Some of these environmental laws hold owners or operators of land or businesses liable for their own and for previous owners' or operators' releases of hazardous or toxic substances or wastes. Other environmental laws and regulations require the obtainment of, and compliance with, environmental permits. To date, costs of complying with environmental, health and safety requirements have not been material, and the Company did not have any significant accruals related to potential future costs of environmental remediation as of December 31, 2018 and 2017, nor are any asset retirement obligations recorded as of those dates. However, the nature of the Company’s operations and its long history of industrial activities at certain of its current or former facilities, as well as those acquired, could potentially result in material environmental liabilities or asset retirement obligations.

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

Note 18—Financial Instruments

Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts to hedge a portion of its foreign currency exchange rate exposure to forecasted foreign currency denominated cash flows. These instruments are not held for speculative or trading purposes.

A summary of the Company's designated and non-designated cash flow hedges follows:

	December 31, 2018		December 31, 2017
(in millions)	Fair Value (1)	Notional Value	Fair Value (1)	Notional Value
Designated hedges	$0.2	$95.0	$(0.2)	$22.3
Non-designated hedges	0.1	49.9	0.2	38.6

(1)
The fair value of foreign currency forward contracts is included in other current assets. The fair value was estimated using observable market inputs such as forward and spot prices of the underlying exchange rate pair. Based on these inputs, derivative assets and liabilities are classified as Level 2 in the fair value hierarchy.

For instruments that are designated and qualify as a cash flow hedge, the Company had foreign currency forward contracts with maturities less than one year. The changes in the fair value of the contracts are recorded in accumulated other comprehensive income (loss) and recognized in the same line item as the impact of the hedged item, revenues or cost of sales, when the underlying forecasted transaction impacts earnings. Gains and losses on the contracts representing hedge components excluded from the assessment of hedge effectiveness are recognized in the same line item as the hedged item, revenues or cost of sales, currently.

For instruments that are not designed as a cash flow hedge, the Company had foreign exchange contracts with maturities less than one year. The unrealized gains and losses resulting from these contracts were immaterial and are recognized in other non-operating (income) expense, net and partially offset corresponding foreign exchange gains and losses on these balances.

Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component follows:

(in millions)	Accrued post-retirement benefit liability	Foreign currency translation	Foreign currency forward contracts	Total
Balance as of January 1, 2017	$(26.4)	$(96.7)	$0.9	$(122.2)
Other comprehensive income (loss) before reclassifications	(11.2)	46.6	(4.4)	31.0
Amounts reclassified from accumulated other comprehensive income (loss) (1)	2.5	—	(0.5)	2.0
Income tax benefit	3.5	—	—	3.5
Other comprehensive income (loss)	(5.2)	46.6	(4.9)	36.5
Balance as of December 31, 2017	(31.6)	(50.1)	(4.0)	(85.7)
Adoption of accounting standard	(6.5)	—	—	(6.5)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	(5.1)	(30.3)	0.4	(35.0)
Amounts reclassified from accumulated other comprehensive income (loss) (1)	4.6	—	0.4	5.0
Income tax benefit	0.1	—	—	0.1
Other comprehensive income (loss)	(0.4)	(30.3)	0.8	(29.9)
Balance as of December 31, 2018	$(38.5)	$(80.4)	$(3.2)	$(122.1)

(1)
The accrued post‑retirement benefit liability reclassification pertains to the amortization of unrecognized actuarial gains and losses and prior service credits which is included in net periodic benefit cost. See Note 15 for additional pension discussion.

Deferred Compensation Rabbi Trust

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

The Company has established a Rabbi Trust to provide for a degree of financial security to cover its obligations with its deferred compensation plan. Contributions to the Rabbi Trust by the Company are made at the discretion of management and generally are made in cash and invested in money-market funds. The Company consolidates the Rabbi Trust and therefore includes the investments in its Consolidated Balance Sheets. As of December 31, 2018, and 2017, the Company had $10.7 million and $13.2 million of cash, respectively, and $4.3 million and $4.0 million of short-term investments, respectively. The short-term investments are measured at fair value using quoted market prices in active markets (i.e. Level 1 measurements) with changes in fair value recorded in net income and the associated cash flows presented as operating cash flows.

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

Note 19—Quarterly Financial Data (Unaudited)

	2018
(in millions, except per share data)	First	Second	Third	Fourth	Year
Revenues	$984.7	$1,236.1	$1,181.4	$1,077.3	$4,479.5
Gross margin	249.4	332.2	314.3	278.8	1,174.7
Operating income	94.7	159.7	140.0	114.6	509.0
Income from continuing operations	57.9	114.7	96.9	89.1	358.6
Income (loss) from discontinued operations	251.7	(1.0)	2.8	(1.0)	252.5
Net income	309.6	113.7	99.7	88.1	611.1

Basic earnings per share:
Income from continuing operations (1)	$0.93	$1.88	$1.61	$1.50	$5.92
Income (loss) from discontinued operations (1)	4.05	(0.02)	0.05	(0.02)	4.17
Basic earnings per share (1)	$4.98	$1.86	$1.66	$1.48	$10.09

Diluted earnings per share:
Income from continuing operations (1)	$0.92	$1.87	$1.59	$1.49	$5.88
Income (loss) from discontinued operations (1)	4.02	(0.02)	0.05	(0.02)	4.14
Diluted earnings per share (1)	$4.94	$1.85	$1.64	$1.47	$10.02

(1)	The sum of quarterly earnings per share amounts may not equal the year due to differences in weighted-average share calculation.

	2017
(in millions, except per share data)	First	Second	Third	Fourth	Year
Revenues	$774.0	$983.9	$1,002.4	$990.5	$3,750.8
Gross margin	226.1	286.5	284.6	251.1	1,048.3
Operating income	89.5	146.3	134.8	93.4	464.0
Income from continuing operations	57.9	94.7	79.1	108.9	340.6
Income from discontinued operations	3.9	7.6	7.2	6.2	24.9
Net income	61.8	102.3	86.3	115.1	365.5

Basic earnings per share:
Income from continuing operations (1)	$0.89	$1.47	$1.27	$1.75	$5.36
Income from discontinued operations (1)	0.06	0.12	0.11	0.09	0.39
Basic earnings per share (1)	$0.95	$1.59	$1.38	$1.84	$5.75

Diluted earnings per share:
Income from continuing operations (1)	$0.88	$1.46	$1.26	$1.73	$5.32
Income from discontinued operations (1)	0.06	0.12	0.11	0.09	0.39
Diluted earnings per share (1)	$0.94	$1.58	$1.37	$1.82	$5.71

(1)	The sum of quarterly earnings per share amounts may not equal the year due to differences in weighted-average share calculation.

Note 20—Subsequent Events

On January 11, 2019, the Company completed the acquisition of Petersen Aluminum Corporation ("Petersen") for approximately $197.0 million in cash, subject to post-closing adjustments. Petersen’s primary business is the manufacture and distribution of market leading architectural metal roof panels, steel and aluminum flat sheets and coils, wall panels, perimeter roof edge systems and related accessories for commercial, residential, institutional, industrial and agricultural markets. The initial accounting for the business combination is incomplete as a result of the timing of the acquisition. The results of operations of the acquired business will be reported within the CCM segment beginning in the first quarter of 2019.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

(a)    Evaluation of disclosure controls and procedures. Under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a‑15. Based upon that evaluation and as of December 31, 2018, the chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective.

Management has prepared a report on the Company’s internal control over financial reporting in which management has determined that the Company’s controls are effective. A copy of management’s report is set forth below.

(b)    Changes in internal controls. During the fourth quarter of 2018, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer, the Company evaluated the effectiveness of the design and operation of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018.

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

Name	Age	Position with Company	Period of Service
D. Christian Koch	53
Director, President and Chief Executive Officer since January 2016; President and Chief Operating Officer from May 2014 to December 2015; Group President, Carlisle Diversified Products from June 2012 to May 2014; President, Carlisle Brake & Friction from January 2009 to June 2012; President, Carlisle Asia‑Pacific from February 2008 to January 2009.
			February 2008 to date
Titus B. Ball	45	Vice President, Chief Accounting Officer since May 2016; Director of Internal Audit from April 2011 to April 2016.	January 2010 to date
Shelley J. Bausch	53
President, Carlisle Fluid Technologies since October 2017; Vice President, PPG Industrial Coatings from January 2014 to September 2017; Business Vice President, Finished Products, Dow Corning Corporation from April 2011 to January 2014.
			October 2017 to date
John E. Berlin	57	President, Carlisle Interconnect Technologies since February 1995.	January 1990 to date
Karl T. Messmer	48	President, Carlisle Brake & Friction since November 2015; Vice President & General Manager, Networking Solutions, Belden Inc. from October 2010 to September 2015.	November 2015 to date
Amelia Murillo	44	Vice President, Human Resources since February 2016; Vice President, Finance & Administration, Carlisle Interconnect Technologies from October 2008 to April 2014.	February 2016 to date
Robert M. Roche	51
Vice President, Chief Financial Officer since February 2017; Senior Vice President, Business Finance, Tyco International from August 2014 to February 2017, Chief Operating Officer & Senior Vice President, Business Finance, Tyco International from December 2014 to August 2015, and Senior Vice President, Audit, Tyco International from January 2013 to August 2014.
			February 2017 to date
Scott C. Selbach	63	Vice President, Secretary and General Counsel since May 2018; Vice President, Corporate Development from April 2006 to May 2018.	April 2006 to date
Douglas C. Taylor	49	Vice President, Carlisle Operating System since June 2014; Director of Operational Excellence, Demmer Corporation from March 2013 to June 2014.	June 2014 to date
Kevin P. Zdimal	48	Vice President, Corporate Development since May 2018, Vice President, Business Development from May 2016 to May 2018, Vice President and Chief Accounting Officer from May 2010 to May 2016.	September 1995 to date
The officers have been elected to serve at the pleasure of the Board of Directors of the Company. There are no family relationships between any of the above officers, and there is no arrangement or understanding between any officer and any other person pursuant to which he was selected as officer.

Information required by Item 10 is incorporated by reference to the Company's definitive proxy statement, set forth under the captions "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance" to be filed with the Securities and Exchange Commission no later than 40 days before the Annual Meeting of Shareholders to be held on May 8, 2019.

Item 11.  Executive Compensation.

Information required by Item 11 is incorporated by reference to the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission no later than 40 days before the Annual Meeting of Shareholders to be held on May 8, 2019.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

Information required by Item 12 is incorporated by reference to the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission no later than 40 days before the Annual Meeting of Shareholders to be held on May 8, 2019.

Securities Authorized for Issuance under Equity Compensation Plans

The number of securities to be issued upon the exercise of stock options under the Company’s equity compensation plans, the weighted average exercise price of the options and the number of securities remaining for future issuance as of December 31, 2018, follows:

Plan Category (in thousands, except per share amounts)	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by equity security holders	2,286	(1)	$98.80	1,825	(2)
Equity compensation plans not approved by equity security holders	—		n/a	—
Total	2,286		$98.80	1,825

(1)	The number of securities to be issued does not include restricted stock units as these awards vest immediately upon issuance.

(2)	Includes shares of our common stock issuable upon vesting of 1,161 thousand restricted stock awards and performance share awards at maximum performance levels.

Item 13.  Certain Relationships and Related Transactions.

Information required by Item 13 is incorporated by reference to the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission no later than 40 days before the Annual Meeting of Shareholders to be held on May 8, 2019.

Item 14.  Principal Accountant Fees and Services.

Information required by Item 14 is incorporated by reference to the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission no later than 40 days before the Annual Meeting of Shareholders to be held on May 8, 2019.

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
			8-K	001-09278	3/9/2015
2.11	Securities Purchase Agreement, dated September 29, 2017, between Accella Performance Materials LLC, Accella Holdings LLC and Carlisle Construction Materials, LLC.		8-K	001-09278	10/2/2017
2.12*	Stock Purchase Agreement, dated as of January 31, 2018, by and among Carlisle, LLC, Carlisle FoodService Products, Incorporated, CFSP Acquisition Corp. and Carlisle Companies Incorporated.		8-K	001-09278	2/2/2018
3.1	Restated Certificate of Incorporation of the Company.		10-Q	001-09278	10/21/2015
3.2	Amended and Restated Bylaws of the Company.		8-K	001-09278	12/14/2015
4.1P	Form of Trust Indenture between the Company and Fleet National Bank.		S-3	333-16785	11/26/1996
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
			8-K	001-09278	11/20/2012
4.5	Form of 3.500% Notes due 2024.		8-K	001-09278	11/16/2017
4.6	Form of 3.750% Notes due 2027.		8-K	001-09278	11/16/2017
10.1**	Carlisle Companies Incorporated Amended and Restated Executive Incentive Program.		Schedule 14A	001-09278	3/20/2012
10.2**	Form of Carlisle Companies Incorporated Nonqualified Stock Option Agreement.		10-Q	001-09278	11/8/2004
10.3**	Form of Carlisle Companies Incorporated Restricted Share Agreement with Non-Compete Covenant.		10-Q	001-09278	7/22/2014
10.4**	Form of Amended and Restated Executive Severance Agreement.		10-K	001-09278	2/27/2009
10.5**P	Summary Plan Description of Carlisle Companies Incorporated Director Retirement Plan, effective November 6, 1991.		10-K	001-09278	3/24/1992
10.6**	Amendment to the Carlisle Companies Incorporated Director Retirement Plan.		10-K	001-09278	3/11/2004
10.7**	Carlisle Companies Incorporated Amended and Restated Nonemployee Director Equity Plan.		Schedule 14A	001-09278	3/9/2005
10.8**	Form of Carlisle Companies Incorporated Stock Option Agreement for Nonemployee Directors.		8-K	001-09278	2/7/2005
10.9**	Form of Carlisle Companies Incorporated Nonqualified Stock Option Agreement for Nonemployee Directors.		8-K	001-09278	5/10/2005
10.10**	Form of Carlisle Companies Incorporated Restricted Share Agreement for Nonemployee Directors.		8-K	001-09278	5/10/2005
10.11**	Form of Carlisle Companies Incorporated Restricted Stock Unit Agreement for Nonemployee Directors.		10-K	001-09278	2/27/2009
10.12**	Carlisle Companies Incorporated Amended and Restated Deferred Compensation Plan for Nonemployee Directors.		10-K	001-09278	2/27/2009
10.13**	Carlisle Companies Incorporated Amended and Restated Incentive Compensation Program, effective January 1, 2015.		Schedule 14A	001-09278	3/20/2015
10.14**	Letter Agreement, dated June 5, 2007, between David A. Roberts and the Company.		8-K	001-09278	6/12/2007
10.15**	Nonqualified Stock Option Agreement, dated as of June 21, 2007, between the Company and David A. Roberts.		10-Q	001-09278	8/6/2007
10.16**	Restricted Share Agreement, dated as of June 21, 2007, between the Company and David A. Roberts.		10-Q	001-09278	8/6/2007
10.17**	Letter Agreements, dated January 11, 2008 and December 31, 2008, between D. Christian Koch and the Company.		10-K	001-09278	2/27/2009
10.18**	Letter Agreement, dated August 4, 2011, between Fred A. Sutter and the Company.		10-Q	001-09278	10/25/2011
10.19	Carlisle Corporation Amended and Restated Supplemental Pension Plan.		10-K	001-09278	2/10/2012
10.20	Amendment No. 1 to the Carlisle Corporation Supplemental Pension Plan, adopted February 4, 2014.		10-Q	001-09278	4/22/2014
10.21**	Form of Carlisle Companies Incorporated Performance Share Agreement.		10-Q	001-09278	4/27/2010

Carlisle Companies Incorporated
Exhibit Index
Exhibit		Filed with this Form 10-K	Incorporated by Reference
Number	Exhibit Title		Form	File No.	Date Filed
10.22**	Carlisle Companies Incorporated Amended and Restated Nonqualified Deferred Compensation Plan, dated January 1, 2012.		10-K	001-09278	2/10/2012
10.23	Carlisle Companies Incorporated Nonqualified Benefit Plan Trust, dated February 2, 2010, by and between the Company and Wachovia Bank, National Association.		10-Q	001-09278	4/27/2010
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
			8-K	001-09278	12/17/2013
10.26**	Letter Agreement, dated January 5, 2017, between Robert Roche and the Company.		8-K	001-09278	2/15/2017
10.27
Second Amendment to Third Amended and Restated Credit Agreement, dated as of February 21, 2017, by and among Carlisle Companies Incorporated, Carlisle Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto.
			8-K	001-09278	2/24/2017
10.28**	Form of Executive Severance Agreement		8-K/A	001-09278	4/12/2017
10.29	Form of Trademark License Agreement between Carlisle Intangible Company, LLC and Carlisle FoodService Products, Incorporated.		8-K	001-09278	2/2/2018
10.30	Letter Agreement, dated August 22, 2018, between the Company and John W. Altmeyer		8-K	001-09278	9/13/2018
21.1	Subsidiaries of the Registrant.	X
23.1	Consent of Independent Registered Public Accounting Firm – Deloitte & Touche LLP.	X
23.2	Consent of Independent Registered Public Accounting Firm – Ernst & Young LLP.	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	X
32.1	Section 1350 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.1	Interactive Data File.	X

*
Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementary to Securities and Exchange Commission upon request.

** Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
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

February 14, 2019