Form 10-Q
period 2019-03-31
CARLISLE COMPANIES INC
filed 2019-04-25
CIK 790051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

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

Yes  ☐  No  ☒

On April 18, 2019, there were 57,060,669 shares of the registrant's common stock outstanding, par value $1.00 per share.

Carlisle Companies Incorporated

PART I
Item 1. Financial Statements
Carlisle Companies Incorporated
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(in millions, except per share amounts)	2019	2018
Revenues	$1,071.9	$984.7

Cost of goods sold	783.3	735.3
Selling and administrative expenses	164.2	148.6
Research and development expenses	14.4	13.9
Other operating (income) expense, net	(4.7)	(7.8)
Operating income	114.7	94.7
Interest expense, net	13.7	14.5
Other non-operating (income) expense, net	(0.4)	1.9
Income from continuing operations before income taxes	101.4	78.3
Provision for income taxes	24.0	20.4
Income from continuing operations	77.4	57.9

Discontinued operations:
Income before income taxes	—	299.0
(Benefit) provision for income taxes	(2.0)	47.3
Income from discontinued operations	2.0	251.7
Net income	$79.4	$309.6

Basic earnings per share attributable to common shares:
Income from continuing operations	$1.34	$0.93
Income from discontinued operations	0.03	4.05
Basic earnings per share	$1.37	$4.98

Diluted earnings per share attributable to common shares:
Income from continuing operations	$1.33	$0.92
Income from discontinued operations	0.03	4.02
Diluted earnings per share	$1.36	$4.94

Average shares outstanding (in thousands):
Basic	57,547	61,684
Diluted	57,870	62,164

Comprehensive income:
Net income	$79.4	$309.6
Other comprehensive income:
Foreign currency gains	3.9	22.2
Amortization of unrecognized net periodic benefit costs, net of tax	0.7	0.9
Other, net of tax	1.6	0.2
Other comprehensive income	6.2	23.3
Comprehensive income	$85.6	$332.9
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated
Condensed Consolidated Balance Sheets (Unaudited)

(in millions, except share and per share amounts)	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$516.6	$803.6
Receivables, net of allowance of $5.6 million and $5.1 million, respectively	773.0	698.3
Inventories, net	514.7	457.5
Prepaid expenses	19.3	22.0
Other current assets	53.7	75.3
Total current assets	1,877.3	2,056.7

Property, plant, and equipment, net	772.4	760.1
Goodwill, net	1,504.8	1,441.8
Other intangible assets, net	1,049.5	967.7
Other long-term assets	97.7	22.9
Total assets	$5,301.7	$5,249.2

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$356.2	$312.1
Accrued liabilities and other	250.8	258.0
Deferred revenue	26.2	25.5
Total current liabilities	633.2	595.6

Long-term liabilities:
Long-term debt	1,588.5	1,587.8
Deferred revenue	204.0	201.9
Other long-term liabilities	351.3	266.5
Total long-term liabilities	2,143.8	2,056.2

Shareholders' equity:
Preferred stock, $1 par value per share (5,000,000 shares authorized and unissued)	—	—
Common stock, $1 par value per share (200,000,000 shares; 56,802,175 and 57,957,912 shares outstanding, respectively)	78.7	78.7
Additional paid-in capital	390.1	383.8
Deferred compensation equity	7.8	8.0
Treasury shares, at cost (21,677,133 and 20,534,652 shares, respectively)	(1,243.5)	(1,102.4)
Accumulated other comprehensive loss	(115.9)	(122.1)
Retained earnings	3,407.5	3,351.4
Total shareholders' equity	2,524.7	2,597.4
Total liabilities and equity	$5,301.7	$5,249.2
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(in millions)	2019	2018
Operating activities:
Net income	$79.4	$309.6
Reconciliation of net income to net cash provided by operating activities:
Depreciation	21.3	22.7
Amortization	27.8	28.3
Stock-based compensation, net of tax benefit	6.8	6.8
Deferred taxes	(0.5)	(2.3)
Gain on sale of discontinued operation, net of tax	—	(247.9)
Other operating activities, net	8.1	(3.1)
Changes in assets and liabilities, excluding effects of acquisitions:
Receivables	(63.1)	(26.8)
Inventories	(18.6)	(55.8)
Prepaid expenses and other assets	26.0	11.5
Accounts payable	53.4	27.2
Accrued liabilities and other	(31.0)	(40.6)
Deferred revenues	2.8	3.3
Other long-term liabilities	(2.6)	0.3
Net cash provided by operating activities	109.8	33.2

Investing activities:
Acquisitions, net of cash acquired	(202.0)	(0.7)
Capital expenditures	(23.3)	(42.5)
Proceeds from sale of discontinued operation	—	754.6
Other investing activities, net	0.9	3.6
Net cash (used in) provided by investing activities	(224.4)	715.0

Financing activities:
Repurchases of common stock	(157.1)	(122.0)
Dividends paid	(23.3)	(23.1)
Proceeds from exercise of stock options	10.6	1.7
Withholding tax paid related to stock-based compensation	(3.3)	(4.6)
Net cash used in financing activities	(173.1)	(148.0)

Effect of foreign currency exchange rate changes on cash and cash equivalents	0.7	1.9
Change in cash and cash equivalents	(287.0)	602.1
Less: change in cash and cash equivalents of discontinued operations	—	1.3
Cash and cash equivalents at beginning of period	803.6	378.3
Cash and cash equivalents at end of period	$516.6	$979.1
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated
Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

	Common Stock		Additional Paid-In Capital	Deferred Compensation Equity	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Shares in Treasury		Total Shareholders' Equity
(in millions, except per share amounts)	Shares	Amount					Shares	Cost
Balance as of December 31, 2017	61.8	$78.7	$353.7	$10.4	$(85.7)	$2,820.8	16.6	$(649.6)	$2,528.3
Adoption of accounting standards	—	—	—	—	(6.5)	13.0	—	—	6.5
Net income	—	—	—	—	—	309.6	—	—	309.6
Other comprehensive income, net of tax	—	—	—	—	23.3	—	—	—	23.3
Cash dividends - $0.37 per share	—	—	—	—	—	(23.1)	—	—	(23.1)
Repurchases of common stock	(1.2)	—	—	—	—	—	1.2	(129.3)	(129.3)
Issuances and deferrals, net for stock based compensation[1]	0.1	—	3.9	0.7	—	—	(0.1)	0.9	5.5
Balance as of March 31, 2018	60.7	$78.7	$357.6	$11.1	$(68.9)	$3,120.3	17.7	$(778.0)	$2,720.8

Balance as of December 31, 2018	57.9	$78.7	$383.8	$8.0	$(122.1)	$3,351.4	20.5	$(1,102.4)	$2,597.4
Net income	—	—	—	—	—	79.4	—	—	79.4
Other comprehensive income, net of tax	—	—	—	—	6.2	—	—	—	6.2
Cash dividends - $0.40 per share	—	—	—	—	—	(23.3)	—	—	(23.3)
Repurchases of common stock	(1.3)	—	—	—	—	—	1.3	(149.9)	(149.9)
Issuances and deferrals, net for stock based compensation[1]	0.2	—	6.3	(0.2)	—	—	(0.2)	8.8	14.9
Balance as of March 31, 2019	56.8	$78.7	$390.1	$7.8	$(115.9)	$3,407.5	21.6	$(1,243.5)	$2,524.7
1.Issuances and deferrals, net for stock based compensation reflects share activity related to option exercises, restricted and performance shares vested and net issuances and deferrals associated with deferred compensation equity.
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1—Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by Carlisle Companies Incorporated (the "Company" or "Carlisle"). The accompanying unaudited Condensed Consolidated Financial Statements do not include all disclosures as required by accounting principles generally accepted in the United States of America ("United States" or "U.S."), and should be read in conjunction with the Company’s audited Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2018.
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
The Company adopted ASU 2016-02 and all related amendments ("ASC 842") on January 1, 2019, using the alternative modified retrospective method, also known as the transition relief method, permitted under ASC 842, which did not require restatement of prior periods. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification. The Company also elected the hindsight practical expedient to determine the lease term for existing leases. The standard did not materially impact consolidated net income or cash flows.
Following is a summary of the effects of adopting ASC 842 on the Consolidated Balance Sheet:

	March 31, 2019
(in millions)	As Reported	Balances Without Adoption of ASC 842	Effect of Change Higher/(Lower)
Condensed Consolidated Balance Sheet
Other current assets	$53.7	$54.2	$(0.5)
Other long-term assets	97.7	28.1	69.6
Accrued liabilities and other	250.8	229.4	21.4
Other long-term liabilities	351.3	303.6	47.7

Note 3—Segment Information

The Company has organized its operations into four primary segments, based on the products it sells, each of which represent a reportable segment as follows:
Carlisle Construction Materials ("CCM")—the principal products of this segment are rubber (EPDM), thermoplastic polyolefin (TPO) and polyvinyl chloride (PVC) roofing membranes used predominantly on non-residential low-sloped roofs, related roofing accessories, including flashings, fasteners, sealing tapes and coatings and waterproofing products. CCM also manufactures and distributes energy-efficient rigid foam insulation panels for substantially all roofing applications, and metal panel roofing primarily for residential and commercial markets. The markets served primarily include new construction, re-roofing and maintenance of low-sloped roofs, water containment, HVAC sealants and coatings and waterproofing. In addition, CCM offers a broad range of specialty polyurethane products and solutions across a broad diversity of markets and applications.
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
A summary of segment information follows:

	Three Months Ended March 31,
	2019		2018
(in millions)	Revenues	Operating Income (Loss)	Revenues	Operating Income (Loss)
Carlisle Construction Materials	$671.1	$92.9	$598.6	$75.8
Carlisle Interconnect Technologies	246.4	30.6	224.3	27.2
Carlisle Fluid Technologies	63.1	6.4	63.5	5.7
Carlisle Brake & Friction	91.3	6.5	98.3	4.5
Segment total	1,071.9	136.4	984.7	113.2
Corporate and unallocated[1]	—	(21.7)	—	(18.5)
Total	$1,071.9	$114.7	$984.7	$94.7
1.Corporate operating loss includes other unallocated costs, primarily general corporate expenses.
Note 4—Acquisitions
Petersen Aluminum Corporation
On January 11, 2019, the Company acquired 100% of the equity of Petersen Aluminum Corporation ("Petersen"), for consideration of $207.2 million, including $5.2 million of cash acquired, and post-closing adjustments, which were finalized in the first quarter of 2019. Petersen is a manufacturer and distributor of market leading architectural metal roof panels, steel and aluminum flat sheets and coils, wall panels, perimeter roof edge systems and related accessories for commercial, residential, institutional, industrial and agricultural markets.
Petersen contributed revenues of $35.5 million and an operating loss of less than $0.1 million for the period from January 11, 2019, to March 31, 2019. The results of operations of the acquired business are reported as part of the CCM segment.

The following table summarizes the consideration transferred to acquire Petersen and the preliminary allocation of the purchase price among the assets acquired and liabilities assumed. The acquisition has been accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combinations, which requires that consideration be allocated to the acquired assets and assumed liabilities based upon their acquisition date fair values with the remainder allocated to goodwill. The fair values are preliminary and subject to change pending receipt of the final valuation studies for all acquired intangible assets.

Preliminary Allocation
(in millions)	As of 1/11/2019
Total cash consideration transferred	$207.2
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	5.2
Receivables, net	11.5
Inventories, net	39.5
Prepaid expenses and other current assets	2.1
Property, plant and equipment	17.8
Definite-lived intangible assets	109.3
Other long-term assets	9.5
Accounts payable	(5.9)
Income tax payable	1.7
Accrued liabilities and other	(8.7)
Other long-term liabilities	(12.4)
Deferred income taxes	(25.4)
Total identifiable net assets	144.2
Goodwill	$63.0
The preliminary goodwill recognized in the acquisition of Petersen reflects market participant synergies attributable to significant raw material purchase synergies with CCM, other administrative synergies and the assembled workforce to Carlisle, in addition to opportunities for product line expansions. The Company acquired $11.6 million of gross contractual accounts receivable, of which $0.1 million was not expected to be collected at the date of acquisition. All of the goodwill has been preliminarily assigned to the CCM reporting unit which aligns with the CCM reportable segment, and none of the goodwill is deductible for tax purposes. The $109.3 million preliminary value allocated to definite-lived intangible assets consists of $76.3 million of customer relationships with a useful life of 12 years, $29.9 million of trade names with a useful life of 10 years and various acquired technologies of $3.1 million with a useful life of 14 years. In accordance with the purchase agreement, Carlisle is indemnified for up to $5.2 million, and recorded an indemnification asset of $5.2 million in other long-term assets relating to the indemnification for pre-acquisition income tax liabilities. The Company has also recorded, as part of the purchase price allocation, deferred tax liabilities related to intangible assets of approximately $25.4 million.
Note 5—Discontinued Operations
On March 20, 2018, the Company completed the sale of Carlisle FoodService Products ("CFS") to the Jordan Company of New York, NY, for gross proceeds of $758.0 million, including a working capital adjustment, which was finalized in the third quarter of 2018. The sale of CFS is consistent with the Company's vision of operating a portfolio of businesses with highly engineered manufacturing products in strong growth markets.

A summary of the results from discontinued operations included in the Condensed Consolidated Statements of Income for the three months ended March 31, follows:

(in millions)	2018
Revenues	$69.5

Cost of goods sold	49.5
Other operating expenses, net	14.8
Operating income	5.2
Other non-operating (income) expense, net	—
Income from discontinued operations before income taxes	5.2
Gain on sale of discontinued operations	293.8
Provision for income taxes	47.3
Income from discontinued operations	$251.7
Income from discontinued operations of $2.0 million in the three months ended March 31, 2019, relates entirely to the settlement of prior income tax positions in the current year.
A summary of cash flows from discontinued operations included in the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 follows:

(in millions)	2018
Net cash provided by operating activities	$0.6
Net cash used in investing activities	(8.1)
Net cash provided by financing activities[1]	8.8
Change in cash and cash equivalents from discontinued operations	$1.3
1.Represents borrowings from the Carlisle cash pool to fund capital expenditures and acquisitions.
Note 6—Earnings Per Share
The Company’s restricted shares contain non-forfeitable rights to dividends and are considered participating securities for purposes of computing earnings per share pursuant to the two-class method. The computation below of earnings per share excludes the income attributable to the unvested restricted shares in the numerator and excludes the dilutive impact of those underlying shares in the denominator.
The computation below of earnings per share includes the income attributable to the vested and deferred restricted shares and restricted stock units in the numerator and includes the dilutive impact of those underlying shares in the the denominator.
Stock options are included in the calculation of diluted earnings per share utilizing the treasury stock method and performance share awards are included in the calculation of diluted earnings per share considering those are contingently issuable. Neither is considered to be a participating security as they do not contain non-forfeitable dividend rights.

Income from continuing operations and share data used in the basic and diluted earnings per share computations using the two-class method follows:

	Three Months Ended March 31,
(in millions, except share and per share amounts)	2019	2018
Income from continuing operations	$77.4	$57.9
Less: dividends declared	(23.3)	(23.1)
Undistributed earnings	54.1	34.8
Percent allocated to common shareholders[1]	99.7%	99.3%
	53.9	34.5
Add: dividends declared on common stock, restricted share units and vested and deferred restricted and performance shares	23.2	22.8
Income from continuing operations attributable to common shares	$77.1	$57.3

Shares (in thousands):
Basic weighted-average shares outstanding	57,547	61,684
Effect of dilutive securities:
Performance awards	73	131
Stock options	250	349
Diluted weighted-average shares outstanding	57,870	62,164

Per share income from continuing operations attributable to common shares:
Basic	$1.34	$0.93
Diluted	$1.33	$0.92

1. Basic weighted-average common shares outstanding (in thousands)	57,547	61,684
Basic weighted-average shares outstanding and unvested restricted shares expected to vest (in thousands)	57,735	62,117
Percent allocated to common shareholders	99.7%	99.3%
To calculate earnings per share for income from discontinued operations and for net income, the denominator for both basic and diluted earnings per share is the same as used in the above table.

	Three Months Ended March 31,
(in millions, except share amounts presented in thousands)	2019	2018
Income from discontinued operations attributable to common shareholders for basic and diluted earnings per share	$2.0	$250.0
Net income attributable to common shareholders for basic and diluted earnings per share	79.1	307.3
Anti-dilutive stock options excluded from EPS calculation[1]	340	564
1.Represents stock options excluded from the calculation of diluted earnings per share, as such options’ assumed proceeds upon exercise would result in the repurchase of more shares than the underlying award.
Note 7—Revenue Recognition
The Company receives payment at the inception of the contract for separately priced extended service warranties, and revenue is deferred and recognized on a straight-line basis over the life of the contracts. Remaining performance obligations for extended service warranties represent the transaction price for the remaining stand-ready obligation to perform warranty services. A summary of estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied as of March 31, 2019, follows:

(in millions)	Remainder of 2019	2020	2021	2022	2023	2024	Thereafter
Extended service warranties	$15.8	$20.1	$19.1	$17.9	$16.7	$15.6	$120.1
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

Contract Balances
Contract liabilities relate to payments received in advance of performance under a contract, primarily related to extended service warranties in the CCM segment and systems contracts in the CFT segment. Contract liabilities are recognized as revenue as (or when) the Company performs under the contract. A summary of the change in contract liabilities for the three months ended March 31, follows:

(in millions)	2019	2018
Balance as of January 1	$227.4	$215.8
Revenue recognized	(12.8)	(14.9)
Revenue deferred	15.6	18.2
Acquired liabilities	—	0.1
Balance as of Balance as of March 31	$230.2	$219.2
Contract assets relate to the Company's right to payment for performance completed to date under a contract, primarily related to highly customized product contracts within the CIT segment. Accounts receivable are recorded when the right to payment becomes unconditional. A summary of the change in contract assets for the three months ended March 31, follows:

(in millions)	2019	2018
Balance as of January 1	$44.7	$—
Adoption of ASC 606	—	22.8
Revenue recognized and unbilled	58.1	33.8
Revenue billed	(44.7)	(22.8)
Balance as of March 31	$58.1	$33.8
Revenues by End-Market
A summary of revenues disaggregated by major end-market industries and reconciliation of disaggregated revenue by segment follows:

	Three Months Ended March 31, 2019
(in millions)	CCM	CIT	CFT	CBF	Total
General construction	$621.6	$—	$—	$—	$621.6
Aerospace	—	173.8	—	4.6	178.4
Heavy equipment	27.2	—	—	75.2	102.4
Transportation	—	—	32.3	9.2	41.5
Medical	—	31.0	—	—	31.0
General industrial and other	22.3	41.6	30.8	2.3	97.0
Total revenues	$671.1	$246.4	$63.1	$91.3	$1,071.9

	Three Months Ended March 31, 2018
(in millions)	CCM	CIT	CFT	CBF	Total
General construction	$546.3	$—	$—	$—	$546.3
Aerospace	—	154.8	—	6.3	161.1
Heavy equipment	26.2	—	—	79.2	105.4
Transportation	—	—	33.2	9.8	43.0
Medical	—	34.7	—	—	34.7
General industrial and other	26.1	34.8	30.3	3.0	94.2
Total revenues	$598.6	$224.3	$63.5	$98.3	$984.7

Revenues by Geographic Area
A summary of revenues based on the country to which the product was delivered and reconciliation of disaggregated revenue by segment follows:

	Three Months Ended March 31, 2019
(in millions)	CCM	CIT	CFT	CBF	Total
United States	$591.2	$182.1	$28.0	$32.5	$833.8
International:
Europe	52.1	18.4	13.1	30.5	114.1
Asia	4.1	23.8	19.0	20.4	67.3
Canada	17.5	1.1	1.6	0.5	20.7
Mexico	0.4	12.4	0.5	3.3	16.6
Middle East and Africa	3.4	7.3	0.6	0.4	11.7
Other	2.4	1.3	0.3	3.7	7.7
Total international	79.9	64.3	35.1	58.8	238.1
Total revenues	$671.1	$246.4	$63.1	$91.3	$1,071.9

	Three Months Ended March 31, 2018
(in millions)	CCM	CIT	CFT	CBF	Total
United States	$529.0	$155.6	$25.6	$41.5	$751.7
International:
Europe	39.4	22.3	13.3	30.3	105.3
Asia	5.2	22.9	19.8	18.9	66.8
Canada	18.4	1.1	1.6	0.7	21.8
Mexico	0.9	12.0	2.1	3.6	18.6
Middle East and Africa	3.1	7.6	0.6	0.2	11.5
Other	2.6	2.8	0.5	3.1	9.0
Total international	69.6	68.7	37.9	56.8	233.0
Total revenues	$598.6	$224.3	$63.5	$98.3	$984.7

Note 8—Stock-Based Compensation
Stock-based compensation cost by award type follows:

(in millions)	Three Months Ended March 31,
	2019	2018
Stock option awards	$3.1	$2.0
Restricted stock awards	2.0	1.9
Performance share awards	1.6	1.7
Restricted stock units	1.3	1.4
Stock appreciation rights	0.8	—
Total stock-based compensation cost	$8.8	$7.0
In 2018, the Board authorized a grant of stock options to U.S. employees and stock appreciation rights to employees outside of the U.S. This grant contributed $1.8 million to stock-based compensation cost for the three months ended March 31, 2019. As of March 31, 2019, compensation cost of $0.9 million was capitalized as inventory and will be recognized in costs of goods sold when that related inventory is sold.
Note 9—Exit and Disposal Activities
The Company has undertaken operational restructuring and other cost reduction actions to streamline processes and manage costs throughout various departments. These actions resulted in exit, disposal and employee termination benefit costs, primarily resulting from planned reductions in workforce, facility consolidations and relocations and lease termination costs. The primary actions are discussed below by operating segment.

CIT
During 2019, the Company announced plans to relocate its manufacturing operations in El Segundo, California, and Riverside, California, to the existing manufacturing operations in North America. During the three months ended March 31, 2019, exit and disposal costs totaled $3.5 million, primarily for employee termination benefit costs. The project is estimated to take 12 to 18 months to complete. Cumulative exit and disposal costs are expected to approximate $8.5 million and will be recognized primarily in 2019.
CFT
During the first quarter of 2019, the Company initiated plans to reduce costs and streamline processes by eliminating certain positions within selling, general and administrative and manufacturing functions. The costs to complete this project totaled $2.0 million and was recognized during the three months ended March 31, 2019.
CBF
The Company is substantially complete with its project to exit its manufacturing operations in Tulsa, Oklahoma, and relocate the majority of those operations to its existing manufacturing facility in Medina, Ohio. During the three months ended March 31, 2019, exit and disposal costs totaled $0.7 million, primarily reflecting facility closure costs and employee termination benefits. Total associated exit and disposal costs are expected to approximate $20.9 million, with cumulative exit and disposal costs of $19.4 million recognized as of March 31, 2019. Remaining costs of approximately $1.5 million are expected to be incurred throughout the remainder of 2019.
Consolidated Summary
The Company's exit and disposal costs by activity follows:

(in millions)	Three Months Ended March 31,
	2019	2018
Employee severance and benefit arrangements	$5.7	$0.7
Lease termination cost	0.5	—
Relocation costs	0.1	0.2
Accelerated depreciation	—	0.8
Other restructuring costs	0.5	1.4
Total exit and disposal costs	$6.8	$3.1
The Company's exit and disposal activities costs by segment follows:

(in millions)	Three Months Ended March 31,
	2019	2018
Carlisle Interconnect Technologies	$3.9	$1.1
Carlisle Fluid Technologies	2.0	—
Carlisle Brake & Friction	0.7	2.0
Carlisle Construction Materials	0.2	—
Total exit and disposal costs	$6.8	$3.1
The Company's exit and disposal activities costs by financial statement line item follows:

(in millions)	Three Months Ended March 31,
	2019	2018
Cost of goods sold	$3.6	$2.3
Selling and administrative expenses	2.9	0.6
Other operating expense, net	0.2	0.2
Research and development expenses	0.1	—
Total exit and disposal costs	$6.8	$3.1

The Company's change in exit and disposal activities liability follows:

(in millions)	Total
Balance as of December 31, 2018	$1.2
Charges	6.8
Cash payments	(1.9)
Balance as of March 31, 2019	$6.1
The liability of $6.1 million primarily relates to employee severance and benefit arrangements and is included in accrued liabilities and other.
Note 10—Income Taxes
The effective income tax rate on continuing operations for the three months ended March 31, 2019, was 23.6%, reflecting the anticipated full-year rate.
The effective income tax rate on continuing operations for the three months ended March 31, 2018, was 26.1%. The year-to-date provision for income taxes included taxes on earnings at an anticipated full-year rate of approximately 24.7%, and a year-to-date discrete tax expense of $1.1 million.
Note 11—Inventories, net

(in millions)	March 31, 2019	December 31, 2018
Raw materials	$217.4	$195.1
Work-in-process	69.5	59.5
Finished goods	263.7	236.5
Reserves	(35.9)	(33.6)
Inventories, net	$514.7	$457.5

Note 12—Goodwill and Other Intangible Assets, net
The changes in the carrying amount of goodwill, net by segment follows:

(in millions)	CCM	CIT	CFT	CBF[1]	Total
Balance as of December 31, 2018	$532.8	$643.1	$169.5	$96.4	$1,441.8
Goodwill acquired during year[2]	63.0	—	—	—	63.0
Currency translation and other	(0.5)	0.1	0.3	0.1	—
Balance as of March 31, 2019	$595.3	$643.2	$169.8	$96.5	$1,504.8
1.CBF goodwill, net is presented net of accumulated impairment losses of $130.0 million recorded in 2016. No other segments have incurred impairment losses.
2.Refer to Note 4 for further information on goodwill resulting from recent acquisitions.

A summary of the Company's other intangible assets, net follows:

	March 31, 2019			December 31, 2018
(in millions)	Acquired Cost	Accumulated Amortization	Net Book Value	Acquired Cost	Accumulated Amortization	Net Book Value
Assets subject to amortization:
Customer relationships	$920.5	$(304.4)	$616.1	$843.8	$(287.7)	$556.1
Technology and intellectual property	273.7	(137.2)	136.5	268.8	(129.3)	139.5
Trade names and other	72.7	(18.8)	53.9	45.4	(16.4)	29.0
Assets not subject to amortization:
Trade names	243.0	—	243.0	243.1	—	243.1
Other intangible assets, net	$1,509.9	$(460.4)	$1,049.5	$1,401.1	$(433.4)	$967.7

The net book values of other intangible assets, net by reportable segment follows:

(in millions)	March 31, 2019	December 31, 2018
Carlisle Construction Materials	$381.1	$285.3
Carlisle Interconnect Technologies	304.8	313.4
Carlisle Fluid Technologies	277.1	280.9
Carlisle Brake & Friction	85.0	86.6
Corporate	1.5	1.5
Total	$1,049.5	$967.7

Note 13—Leases
The Company determines if an arrangement is a lease at inception by evaluating if the asset is explicitly or implicitly identified or distinct, if the Company will receive substantially all of the economic benefit or if the lessor has an economic benefit and the ability to substitute the asset. Operating leases are included in other long-term assets, accrued liabilities and other, and other long-term liabilities.
ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of fixed and known lease payments over the lease term. Variable payments are not included in the ROU asset or lease liability and can vary from period to period based on our use of an asset during the period or our proportionate share of common costs. As most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet, and lease expense for these leases is recognized on a straight-line basis over the lease term.
The Company has lease agreements with lease components and non-lease components. The Company has elected to apply the practical expedient to account for these components as a single lease component, for all classes of underlying assets.

Lease Costs, Assets and Liabilities
The Company has operating leases primarily for manufacturing facilities, warehouses, offices and certain equipment. These leases have remaining lease terms of one to 11 years, some of which include one or more options to renew, with renewal terms that can extend the leases to one or 20 years or more. The components of lease cost for the three months ended March 31, follow:

(in millions)	2019
Operating lease cost	$6.4
Variable lease cost	1.5
Short-term lease cost	0.7
Total lease cost	$8.6

A summary of lease assets and liabilities follows:

(in millions)	March 31, 2019
Assets:
Operating lease right-of-use assets[1]	$69.6
Liabilities:
Operating lease liabilities - current[2]	21.9
Operating lease liabilities - long-term[3]	51.8
Total lease liabilities	$73.7
1.Included in other long-term assets.
2.Included in accrued liabilities and other.
3.Included in other long-term liabilities.

Maturity of lease liabilities as of March 31, 2019, follow:

(in millions)	Remainder of 2019	2020	2021	2022	2023	2024	Thereafter	Total
Lease payments	$19.2	$18.5	$12.9	$9.3	$7.6	$5.3	$9.1	$81.9
Less: imputed interest								(8.2)
Total lease liabilities								$73.7

As previously disclosed in our 2018 Annual Report on Form 10-K and under the previous lease accounting standard, future minimum lease payments for non-cancelable operating leases in future years would have been as follows:

(in millions)	2019	2020	2021	2022	2023	Thereafter
Future minimum lease payments	$16.7	$10.8	$6.8	$4.9	$4.2	$5.1

Lease Term and Discount Rate

March 31, 2019
Operating leases:
Weighted-average remaining lease term (in years)	5.0
Weighted-average discount rate	3.9%

Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of operating lease liabilities totaled $5.8 million for the three months ended March 31, 2019. Operating lease right-of-use assets obtained in exchange for new operating lease liabilities totaled $70.1 million for the three months ended March 31, 2019.
Note 14—Long-term Debt

(in millions)			Fair Value[1]
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
3.75% Notes due 2027	$600.0	$600.0	$582.7	$579.4
3.5% Notes due 2024	400.0	400.0	397.5	386.4
3.75% Notes due 2022	350.0	350.0	353.3	345.5
5.125% Notes due 2020	250.0	250.0	255.9	255.0
Unamortized discount, debt issuance costs, and other	(11.5)	(12.2)
Total long term-debt	$1,588.5	$1,587.8
1.The fair value is estimated based on current yield rates plus the Company’s estimated credit spread available for financings with similar terms and maturities. Based on these inputs, the debt instruments are classified as Level 2 in the fair value hierarchy.
Revolving Credit Facility
During the three months ended March 31, 2019, there were no borrowings or repayments under the Facility. As of March 31, 2019, and December 31, 2018, the Facility had no outstanding balance and $1.0 billion available for use.
Covenants and Limitations
Under the Company’s debt and credit facilities, the Company is required to meet various restrictive covenants and limitations, including limitations on certain leverage ratios, interest coverage, and limits on outstanding debt balances held by certain subsidiaries. The Company was in compliance with all covenants and limitations as of March 31, 2019 and December 31, 2018.
Letters of Credit and Guarantees
During the normal course of business, the Company enters into commitments in the form of letters of credit and bank guarantees to provide financial and performance assurance to third parties. As of March 31, 2019 and December 31, 2018, the Company had $26.2 million and $26.0 million in letters of credit and bank guarantees outstanding, respectively. The Company has multiple arrangements to obtain letters of credit, which include an agreement with unspecified availability and separate agreements for up to $80.0 million in letters of credit, of which $56.1 million was available for use as of March 31, 2019.

Note 15—Defined Benefit Plan
The Company recognizes net periodic benefit cost based on the actuarial analysis performed at the previous year end, adjusted if certain significant events occur during the year.
The components of net periodic benefit cost follows:

	Three Months Ended March 31,
(in millions)	2019	2018
Service cost	$0.7	$0.8
Interest cost	1.5	1.4
Expected return on plan assets	(2.4)	(2.6)
Amortization of unrecognized loss[1]	0.9	1.1
Net periodic benefit cost	$0.7	$0.7
1.Includes amortization of unrecognized actuarial (gain) loss and prior service credits and excludes provision for income tax of $(0.2) million and $(0.3) million for the three months ended March 31, 2019, and 2018, respectively.
The components of net periodic benefit cost, other than the service cost component, are included in other non-operating (income) expense, net.
Note 16—Standard Product Warranties
The Company offers various standard warranty programs on its products, primarily for certain installed roofing systems, high-performance cables and assemblies, fluid technologies and braking products. The Company’s liability for such warranty programs is included in accrued expenses. The change in standard product warranty liabilities for the three months ended March 31, follows:

(in millions)	2019	2018
Balance as of January 1	$31.9	$30.4
Current year provision	5.3	4.4
Current year claims	(4.5)	(3.7)
Currency translation	(0.1)	0.2
Balance as of March 31	$32.6	$31.3

Note 17—Financial Instruments
Foreign Currency Forward Contracts
The Company uses foreign currency forward contracts to hedge a portion of its foreign currency exchange rate exposure to forecasted foreign currency denominated cash flows. These instruments are not held for speculative or trading purposes.
A summary of the Company's designated and non-designated cash flow hedges follows:

	March 31, 2019		December 31, 2018
(in millions)	Fair Value[1]	Notional Value	Fair Value[1]	Notional Value
Designated hedges	$1.7	$74.6	$0.2	$95.0
Non-designated hedges	(0.2)	60.3	0.1	49.9
1.The fair value of foreign currency forward contracts is included in other current assets. The fair value was estimated using observable market inputs such as forward and spot prices of the underlying exchange rate pair. Based on these inputs, derivative assets and liabilities are classified as Level 2 in the fair value hierarchy.
For instruments that are designated and qualify as cash flow hedges, the Company had foreign currency forward contracts with maturities less than one year. The changes in the fair value of the contracts are recorded in accumulated other comprehensive income (loss) and recognized in the same line item as the impact of the hedged item, revenues or cost of sales, when the underlying forecasted transaction impacts earnings. Gains and losses on the contracts representing hedge components excluded from the assessment of hedged effectiveness are recognized in the same line item as the hedged item, revenues or cost of sales, currently.

The change in accumulated other comprehensive income (loss) related to cash flow hedges for the three months ended March 31, follows:

(in millions)	2019	2018
Balance as of January 1	$(3.2)	$(4.0)
Other comprehensive income before reclassifications	1.9	0.3
Amounts reclassified from accumulated other comprehensive loss	(0.3)	(0.1)
Other comprehensive income	1.6	0.2
Balance as of March 31	$(1.6)	$(3.8)
For instruments that are not designated as a cash flow hedge, the Company had foreign exchange contracts with maturities less than one year. The unrealized gains and losses resulting from these contracts were immaterial and are recognized in other non-operating (income) expense, net and partially offset corresponding foreign exchange gains and losses on these balances.
Deferred Compensation Rabbi Trust
The Company has established a Rabbi Trust to provide for a degree of financial security to cover its obligations associated with its deferred compensation plan. Contributions to the Rabbi Trust by the Company are made at the discretion of management and generally are made in cash and invested in money-market funds. The Company consolidates the Rabbi Trust and therefore includes the investments in its Condensed Consolidated Balance Sheets. As of March 31, 2019 and December 31, 2018, the Company had $11.4 million and $10.7 million of cash, respectively, and $5.5 million and $4.3 million of short-term investments, respectively. The short-term investments are measured at fair value using quoted market prices in active markets (i.e., Level 1 measurements) with changes in fair value recorded in net income and the associated cash flows presented as operating cash flows.
Other Financial Instruments
Other financial instruments include cash and cash equivalents, accounts receivable, net, accounts payable, accrued liabilities and other, and long-term debt. The carrying value for cash and cash equivalents, accounts receivable, net, accounts payable and accrued liabilities and other approximates fair value because of their short-term nature and generally negligible credit losses (refer to Note 14 for the fair value of long-term debt).
Note 18—Commitments and Contingencies
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
Environmental Matters
The Company is subject to increasingly stringent environmental laws and regulations, including those relating to air emissions, wastewater discharges, chemical and hazardous waste management, and disposal. Some of these environmental laws hold owners or operators of land or businesses liable for their own and for previous owners’ or operators’ releases of hazardous or toxic substances or wastes. Other environmental laws and regulations require the obtainment of, and compliance with, environmental permits. To date, costs of complying with environmental, health, and safety requirements have not been material, and the Company did not have any significant accruals related to potential future costs of environmental remediation as of March 31, 2019, nor are any asset retirement obligations recorded as of that date. However, the nature of the Company’s operations and its long history of industrial activities at certain of its current or former facilities, as well as those acquired, could potentially result in material environmental liabilities or asset retirement obligations.
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
Note 19—Subsequent Events
On April 1, 2019, the Company acquired MicroConnex Corporation ("MicroConnex") for approximately $46.0 million in cash, subject to post-closing adjustments. MicroConnex is a manufacturer of highly engineered microminiature flex circuits and sensors for the medical and test and measurement markets. The initial accounting for the business combination is incomplete as a result of the timing of the acquisition. The results of operations of the acquired business will be reported within the CIT segment beginning in the second quarter of 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Carlisle Companies Incorporated ("Carlisle", the "Company", "we", "us" or "our") is a diversified, global portfolio of niche brands that manufacture highly engineered products. Carlisle is committed to generating superior shareholder returns by combining a unique management style of decentralization, entrepreneurial spirit, active mergers and acquisitions, and a balanced approach to capital deployment, all with a culture of continuous improvement as embodied in the Carlisle Operating System ("COS"). Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide a reader of our financial statements with a narrative from the perspective of Company management. All references to "Notes" refer to our Notes to Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q.
Executive Overview
We focus on achieving profitable growth in our segments both organically, through new product development, product line extensions and entering new markets, as well as through acquisitions of businesses that complement our existing technologies, products and market channels. Resources are allocated among the operating segments based on senior management’s assessment of their ability to obtain leadership positions and competitive advantages in the markets they serve. We focus on obtaining profitable growth through the following strategic factors:
•Driving above-market organic growth;
•Utilizing COS consistently to drive efficiencies and operating leverage;
•Building scale with synergistic acquisitions;
•Continuing to invest in and develop exceptional talent; and
•Deploying capital into capital expenditures, share repurchases and dividends.

Our results in the first quarter reflected continued healthy demand across many of our key end markets, price discipline, efficiencies gained from COS, contributions from acquisitions and solid execution of our operating plans from Carlisle's employees around the globe. Building on the solid momentum we gained in 2018, we drove record first quarter revenues, operating income and diluted EPS. We also and continue to gain traction on the key objectives of Vision 2025, including:
•Achieving 5.9% organic revenue growth, in excess of our long-term growth target of 5%
•Leveraging revenue growth to deliver a 21% increase in operating income
•Maintaining price discipline across businesses, leading to positive price realization at all four segments
•Delivering cost savings of 1.3% of sales through COS, within our targeted range of 1-2%
•Utilizing our strong cash flow and balance sheet to deploy over $180 million into share repurchases and dividends paid
•Continuing to reshape the portfolio and build out our capabilities by acquiring Petersen Aluminum Corporation ("Petersen") within CCM and, on April 1, 2019, MicroConnex Corporation ("MicroConnex") within CIT

Summary of Financial Results

	Three Months Ended March 31,
(in millions, except per share amounts)	2019	2018
Revenues	$1,071.9	$984.7
Operating income	$114.7	$94.7
Operating margin percentage	10.7%	9.6%
Income from continuing operations	$77.4	$57.9
Income from discontinued operations	$2.0	$251.7
Diluted earnings per share attributable to common shares:
Income from continuing operations	$1.33	$0.92
Income from discontinued operations	$0.03	$4.02

Items affecting comparability:[1]
Impact to operating income	$7.2	$4.4
Impact to income from continuing operations	$4.7	$3.4
Impact on diluted EPS from continuing operations	$0.08	$0.05
1.Items affecting comparability primarily include acquisition related costs, exit and disposal costs, facility rationalization costs, litigation settlement costs and gains from divestitures. Tax effect is based on the rate of the jurisdiction where the expense is deductible. Refer to Items Affecting Comparability in this MD&A for further discussion.
Revenues increased in the first quarter of 2019 primarily reflecting increased volume, company-wide price realization and contribution from the acquisition of Petersen, partially offset by foreign currency headwinds.
The increase in operating income in the first quarter of 2019 primarily reflected the above revenue performance and benefits from the continued execution of COS. Partially offsetting the increase were higher labor-related, freight and restructuring costs.
Diluted earnings per share from continuing operations primarily benefited from the above operating income performance, a lower effective tax rate and reduced average shares outstanding, resulting from our share repurchase program.
Outlook
We are pleased with the start to 2019 and are optimistic about both our near and long-term prospects for growth despite persistent uncertainties around the China trade negotiations and Brexit.
We remain focused on executing the Vision 2025 objectives of exceeding 5% organic growth, utilizing COS to deliver efficiencies and operating leverage, building scale with synergistic acquisitions, continuing to invest in exceptional talent, and deploying over $3 billion into capital expenditures, share repurchases and dividends.
Consolidated Results of Operations
Revenues

(in millions)	Three Months Ended March 31,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2019	2018	Change	%
Revenues	$1,071.9	$984.7	$87.2	8.9%	3.9%	5.9%	(0.9)%
The increase in revenues in the first quarter of 2019 primarily reflected increase sale volumes from favorable commercial construction demand at CCM and an increase in demand for aerospace products at CIT. Revenues also increased from company-wide price realization, particularly in the CCM segment. Revenues from acquired businesses in the first quarter of 2019 primarily reflected a contribution of $35.5 million from the acquisition of Petersen in the CCM segment. The increase in revenues was partially offset by unfavorable foreign currency rates due to a stronger U.S dollar.

Gross Margin

(in millions)	Three Months Ended March 31,
	2019	2018	Change	%
Gross margin	$288.6	$249.4	$39.2	15.7%
Gross margin percentage	26.9%	25.3%
Depreciation and amortization	$22.6	$26.2
The increase in gross margin percentage (gross margin expressed as a percentage of revenues) in the first quarter of 2019 was driven by company-wide price realization, particularly in the CCM segment, higher sales volumes in the CCM and CIT segments and savings from COS. Partially offsetting these items was higher labor-related costs and unfavorable product mix. Also included in cost of goods sold were exit and disposal costs totaling $3.6 million in the first quarter of 2019, compared with $2.3 million in the first quarter of 2018, primarily at CIT, attributable to our restructuring initiatives.
Selling and Administrative Expenses

(in millions)	Three Months Ended March 31,
	2019	2018	Change	%
Selling and administrative expenses	$164.2	$148.6	$15.6	10.5%
As a percentage of revenues	15.3%	15.1%
Depreciation and amortization	$25.9	$19.3
The increase in selling and administrative expenses in the first quarter 2019 primarily reflected acquired selling general and administrative costs from the acquisition of Petersen, higher labor-related costs for equity and incentive compensation and charges for the facility rationalization and plant restructuring projects at CIT. The selling and administrative costs from the acquired businesses also included non-cash amortization of acquired customer-related intangible assets. Refer to Note 9 for further information on exit and disposal activities. These increases were partially offset by continuing cost savings from the integration of acquired businesses.
Research and Development Expenses

(in millions)	Three Months Ended March 31,
	2019	2018	Change	%
Research and development expenses	$14.4	$13.9	$0.5	3.6%
As a percentage of revenues	1.3%	1.4%
Depreciation and amortization	$0.5	$0.4
Research and development expenses remained consistent in the first quarter of 2019, compared with the first quarter of 2018, and primarily reflected new product development at our CIT, CCM and CFT segments.
Other Operating (Income) Expense, net

(in millions)	Three Months Ended March 31,
	2019	2018	Change	%
Other operating (income) expense, net	$(4.7)	$(7.8)	$3.1	NM
Other operating (income) expense, net in the first quarter of 2019 primarily reflected a $3.0 million gain on contingent consideration at CFT and $0.6 million of gains on sales of assets, primarily at CBF.

The increase in other operating (income) expense, net in the first quarter of 2018 primarily reflected the $4.9 million gain on a legal settlement at CCM and $2.0 million of gains on sales of assets primarily at CCM and CFT.
Operating Income

(in millions)	Three Months Ended March 31,
	2019	2018	Change	%
Operating income	$114.7	$94.7	$20.0	21.1%
Operating margin percentage	10.7%	9.6%
Refer to Segment Results of Operations within this MD&A for further information related to segment operating income results.

Interest Expense, net

(in millions)	Three Months Ended March 31,
	2019	2018	Change	%
Interest expense	$16.3	$15.4
Interest income	(2.6)	(0.9)
Interest expense, net	$13.7	$14.5	$(0.8)	(5.5)%
The decrease in interest expense, net during the first quarter of 2019 primarily reflected an increase in interest income associated with higher returns on our cash balance and improved mix of excess cash in higher yield assets. The decrease was partially offset by a lower amount of capitalized interest in the first quarter of 2019 as a result of lower capital expenditures.
Other Non-operating (Income) Expense, net

(in millions)	Three Months Ended March 31,
	2019	2018	Change	%
Other non-operating (income) expense	$(0.4)	$1.9	$(2.3)	(121.1)%
The change in other non-operating (income) expense, net, primarily reflected the non-recurrence of the net impact of the resolution of certain tax uncertainties related to the Accella acquisition and release of the corresponding indemnification asset, and the weakening of the U.S. Dollar and related changes in foreign exchange losses.
Income Taxes

(in millions)	Three Months Ended March 31,
	2019	2018	Change	%
Provision for income taxes	$24.0	$20.4	$3.6	17.6%
Effective tax rate	23.6%	26.1%
The effective income tax rate on continuing operations for the three months ended March 31, 2019, was 23.6%, reflecting the anticipated full-year rate.
The effective income tax rate on continuing operations for the three months ended March 31, 2018, was 26.1%. The year-to-date provision for income taxes included taxes on earnings at an anticipated full-year rate of approximately 24.7%, and a year-to-date discrete tax expense of $1.1 million.
Income from Discontinued Operations

(in millions)	Three Months Ended March 31,
	2019	2018	Change	%
Income from discontinued operations before taxes	$—	$299.0
(Benefit) provision for income taxes	(2.0)	47.3
Income from discontinued operations	$2.0	$251.7	$(249.7)	NM
Income from discontinued operations in 2019 relates solely to the settlement of prior income tax positions in the current year.
Income from discontinued operations in the first quarter of 2018 primarily reflects the pre-tax gain on sale of CFS totaling $296.8 million. Excluding the gain on sale, income from discontinued operations reflects activity from January 1, 2018 through March 20, 2018, the date that the sale of CFS was completed.

Segment Results of Operations
Carlisle Construction Materials ("CCM")

On January 11, 2019, we acquired Petersen for estimated consideration of $207.2 million. Petersen’s primary business is the manufacture and distribution of market leading architectural metal roof panels, steel and aluminum flat sheets and coils, wall panels, perimeter roof edge systems and related accessories for commercial, residential, institutional, industrial and agricultural markets. Refer to Note 4 for further discussion.

(in millions)	Three Months Ended March 31,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2019	2018	Change	%
Revenues	$671.1	$598.6	$72.5	12.1%	6.3%	6.3%	(0.5)%
Operating income	$92.9	$75.8	$17.1	22.6%
Operating margin percentage	13.8%	12.7%
Depreciation and amortization	$22.6	$19.1
Items affecting comparability[1]	$1.6	$(1.8)
1.Items affecting comparability include acquisition related costs of $1.4 million and exit and disposal and facility rationalization costs of $0.2 million in the first quarter of 2019 and gains from divestitures of $(1.8) million in the first quarter of 2018, refer to Items Affecting Comparability.
CCM’s revenue growth in the first quarter of 2019 primarily reflected higher sales volumes driven by U.S. roofing demand, growth in Europe, price realization, new product development and revenue contribution from the acquisition of Petersen.
CCM’s operating margin percentage increase in the first quarter of 2019 was driven by price realization, higher sales volumes and cost savings from COS. Partially offsetting the increase in operating margin percentage were higher labor-related costs and the absence of a one-time gain in the first quarter of 2018 from a legal settlement.
Outlook
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
CCM’s ability to increase current selling price and volume levels is subject to significant competition, in particular from competitors that have added manufacturing capacity of commercial roofing and insulation, spray foam polyurethane products and metal roofing. Raw material input costs are expected to continue to increase moderately due to crude oil and related commodity pricing. Despite recent price realization, price competition could negatively impact CCM's ability to maintain current operating income margin levels or obtain incremental operating margin.
We now expect CCM to achieve low-double digit revenue growth in 2019, including contributions from acquisitions, with underlying demand and pricing supporting organic revenue growth.
Carlisle Interconnect Technologies ("CIT")
In January 2019, we announced we would exit our manufacturing operations in El Segundo, California, and Riverside, California, and relocate the majority of those operations to our existing manufacturing facility in North America. This project is expected to take 12 to 18 months to complete with total expected project costs of approximately $20.3 million. As a result of these efforts, focused on improving operational efficiencies throughout the business, we anticipate continuing costs related to plant restructuring and facility rationalization throughout 2019. Refer to Note 9 for further information regarding exit and disposal activities.

On April 1, 2019, the Company acquired MicroConnex for approximately $46.0 million in cash, subject to post-closing adjustments. MicroConnex is a manufacturer of highly engineered microminature flex circuits and sensors for the medical and test and measurement markets. The results of operations of the acquired business will be reported within the CIT segment beginning in the second quarter of 2019. Refer to Note 19 for further discussion.

(in millions)	Three Months Ended March 31,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2019	2018	Change	%
Revenues	$246.4	$224.3	$22.1	9.9%	0.2%	10.0%	(0.3)%
Operating income	$30.6	$27.2	$3.4	12.5%
Operating margin percentage	12.4%	12.1%
Depreciation and amortization	$14.5	$14.6
Items affecting comparability[1]	$4.9	$2.6
1.Items affecting comparability include exit and disposal and facility rationalization costs ($4.7 million in the first quarter of 2019 and $2.6 million in the first quarter of 2018) and acquisition costs of $0.2 million in the first quarter of 2019, refer to Items Affecting Comparability.
CIT's revenue growth in the first quarter of 2019 primarily reflected increases in the aerospace, test and measurement and space and defense markets.
CIT’s operating margin percentage increased in the first quarter of 2019, driven by higher volumes, price realization and savings from COS, partially offset by higher restructuring and facility rationalization costs, unfavorable product mix and higher labor-related costs.
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
We now expect CIT to achieve mid-to-high single digit revenue growth in 2019.
Carlisle Fluid Technologies ("CFT")

(in millions)	Three Months Ended March 31,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2019	2018	Change	%
Revenues	$63.1	$63.5	$(0.4)	(0.6)%	—%	2.2%	(2.8)%
Operating income	$6.4	$5.7	$0.7	12.3%
Operating margin percentage	10.1%	9.0%
Depreciation and amortization	$5.7	$5.4
Items affecting comparability[1]	$(0.9)	$0.5
1.Items affecting comparability include exit and disposal and facility rationalization costs ($2.0 million in the first quarter of 2019 and $0.7 million in the first quarter of 2018), acquisition related costs of $0.1 million in the first quarter of 2019, gain on contingent consideration of $(3.0) million in the first quarter of 2019 and gain from divestiture of $(0.2) million in the first quarter of 2018, refer to Items Affecting Comparability.
CFT's revenue was flat in the first quarter of 2019 and reflected strength of standard product sales in automotive refinish and general industrial markets, offset by softness in transportation end markets and foreign currency headwinds.
CFT’s operating income and operating margin percentage performance for the first quarter of 2019 improved, reflecting price realization, savings from COS and a one-time gain on contingent consideration from a previous acquisition, partially offset by labor-related and raw material inflation and a one-time charge for organizational restructuring.
Outlook
The longer term outlook in the transportation and general industrial markets remains steady with a stable backlog of systems and standard products expected over the next year. We expect the opportunity for growth in the Asia-Pacific markets to continue to increase in conjunction with the expanding powder opportunities.

We continue to expect CFT to achieve mid-single digit revenue growth in 2019.
Carlisle Brake & Friction ("CBF")

(in millions)	Three Months Ended March 31,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2019	2018	Change	%
Revenues	$91.3	$98.3	$(7.0)	(7.1)%	—%	(3.8)%	(3.3)%
Operating (loss) income	$6.5	$4.5	$2.0	44.4%
Operating margin percentage	7.1%	4.6%
Depreciation and amortization	$5.4	$6.1
Items affecting comparability[1]	$1.3	$2.0
1.Items affecting comparability and include exit and disposal and facility rationalization costs ($1.3 million in the first quarter of 2019 and $2.0 million in the first quarter of 2018), refer to Items Affecting Comparability.
CBF revenue decreased in the first quarter of 2019, reflecting weaker than expected sales volumes in the heavy equipment and aerospace markets and foreign currency headwinds, partially offset by price realization.
CBF's operating margin percentage increase in the first quarter of 2019 was driven by lower restructuring and facility rationalization costs, associated with our Tulsa, Oklahoma to Medina, Ohio facility consolidation, price realization and savings from COS, partially offset by lower sales volumes, labor-related and raw material inflation and unfavorable product mix.
Outlook
With certain customers adjusting their inventory levels, price discipline and product line rationalization actions taken by the team, we now expect CBF revenues to be flat in 2019.
Liquidity and Capital Resources
A summary of our cash and cash equivalents by region follows:

(in millions)	March 31, 2019	December 31, 2018
Europe	$72.6	$39.3
North America (excluding U.S.)	28.0	28.6
China	31.7	28.6
Asia Pacific (excluding China)	35.7	19.5
International cash and cash equivalents	168.0	116.0
U.S. cash and cash equivalents	348.6	687.6
Total cash and cash equivalents	$516.6	$803.6
We maintain liquidity sources primarily consisting of cash and cash equivalents as well as availability under the Facility. Cash generated by operations is our primary source of liquidity. Another potential source of liquidity is access to public capital markets via our automatic registration statement on Form S-3 filed November 8, 2017, subject to market conditions at that time. The decrease in cash and cash equivalents compared to December 31, 2018, was primarily related to the acquisition of Petersen, which was completed on January 11, 2019. Additionally, during the first three months of 2019, we utilized cash on hand to fund share repurchases, capital expenditures and pay dividends to shareholders.
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

Sources and Uses of Cash and Cash Equivalents

	Three Months Ended March 31,
(in millions)	2019	2018
Net cash provided by operating activities	$109.8	$33.2
Net cash (used in) provided by investing activities	(224.4)	715.0
Net cash used in financing activities	(173.1)	(148.0)
Effect of foreign currency exchange rate changes on cash	0.7	1.9
Change in cash and cash equivalents	$(287.0)	$602.1
Operating Activities
We generated operating cash flows of $109.8 million for the first three months of 2019 (including working capital uses of $33.3 million), compared with $33.2 million for the first three months of 2018 (including working capital uses of $84.5 million). Higher operating cash flows in the first three months of 2019 primarily reflect higher cash earnings and more efficient investment in working capital.
Investing Activities
Cash used in investing activities of $224.4 million for the first three months of 2019 primarily reflected the acquisition of Petersen, net of cash acquired, for $202.0 million and capital expenditures of $23.3 million. Cash provided by investing activities of $715.0 million for the first three months of 2018 primarily reflects the sale of CFS for gross proceeds of $754.6 million, partially offset by capital expenditures of $42.5 million.
Financing Activities
Cash used in financing activities of $173.1 million in the first three months of 2019 primarily reflected $157.1 million of share repurchases and $23.3 million of dividend payments, reflecting the increased dividend of $0.40 per share. Cash used in financing activities of $148.0 million during the first three months of 2018 primarily reflected $122.0 million of share repurchases and $23.1 million of dividend payments.
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
Revolving Credit Facility (the "Facility")
During the first quarter of 2019, we had no borrowings or repayments under the Facility. As of March 31, 2019, the Facility had no outstanding balance and $1.0 billion available for use.
We are required to meet various restrictive covenants and limitations under our senior notes and revolving credit facility including certain leverage ratios, interest coverage ratios and limits on outstanding debt balances held by certain subsidiaries. We were in compliance with all covenants and limitations as of March 31, 2019 and December 31, 2018.
Refer to Note 14 for further information on our debt instruments.
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

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
(in millions, except per share amounts)	Impact to Operating Income	Impact to Income from Continuing Operations	Impact to Diluted EPS from Continuing Operations	Impact to Operating Income	Impact to Income from Continuing Operations	Impact to Diluted EPS from Continuing Operations
Exit and disposal costs	$6.8	$5.1	$0.09	$3.1	$2.4	$0.04
Other facility rationalization costs	1.4	1.1	0.02	2.2	1.7	0.02
Acquisition related costs:
Inventory step-up amortization	0.5	0.4	—	—	—	—
Other acquisition costs	1.5	1.1	0.02	1.1	0.8	0.01
Gain from contingent consideration	(3.0)	(3.0)	(0.05)	—	—	—
Gains from divestitures	—	—	—	(2.0)	(1.5)	(0.02)
Total items affecting comparability	$7.2	$4.7	$0.08	$4.4	$3.4	$0.05
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
Item 3. Quantitative and Qualitative Disclosure about Market Risk
There have been no material changes in the Company’s market risk for the three months ended March 31, 2019. For additional information, refer to "PART II—Item 7A. Quantitative and Qualitative Disclosures About Market Risk" of the Company’s 2018 Annual Report on Form 10-K.

Item 4. Controls and Procedures
a.Evaluation of disclosure controls and procedures. Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation and as of March 31, 2019, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.
b.Changes in internal controls. During the first three months of 2019, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Environmental Matters
We are subject to increasingly stringent environmental laws and regulations, including those relating to air emissions, wastewater discharges, chemical and hazardous waste management and disposal. Some of these environmental laws hold owners or operators of land or businesses liable for their own and for previous owners’ or operators’ releases of hazardous or toxic substances or wastes. Other environmental laws and regulations require the obtainment, and compliance with, environmental permits. To date, costs of complying with environmental, health and safety requirements have not been material, and we do not have any significant accruals related to potential future costs of environmental remediation as of March 31, 2019, nor are any asset retirement obligations recorded as of that date. The nature of our operations and our long history of industrial activities at certain of our current or former facilities, as well as those acquired could potentially result in material environmental liabilities.
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
Item 1A. Risk Factors
During the three months ended March 31, 2019, there were no material changes to the risk factors disclosed in "PART I—Item 1A. Risk Factors" of the Company’s 2018 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the repurchase of common stock during the three months ended March 31, 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
January 2019	786	$105.24	755	1,983
February 2019	166	110.77	165	6,818
March 2019	424	122.73	424	6,394
Total	1,376		1,344
1.Represents the remaining total number of shares that can be repurchased under the Company’s stock repurchase program. On February 5, 2019, the Board approved a 5 million share increase in the Company's stock repurchase programs.
The Company may also reacquire shares outside of the repurchase program from time to time in connection with the forfeiture of shares in satisfaction of tax withholding obligations from the vesting of share-based compensation. There were approximately 32 thousand shares reacquired in transactions outside of the share repurchase program during the three months ended March 31, 2019.
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
			8-K	001-9278	11/20/2012
4.5	Form of 3.500% Notes due 2024.		8-K	001-9278	11/16/2017
4.6	Form of 3.750% Notes due 2027.		8-K	001-9278	11/16/2017
10.1	Carlisle LLC Amended and Restated Supplemental Pension Plan, effective January 1, 2019.	X
10.2	Carlisle Companies Incorporated Amended and Restated Incentive Compensation Program, effective January 1, 2019.	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	X
32.1	Section 1350 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
P Indicates paper filing.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARLISLE COMPANIES INCORPORATED

Date:	April 25, 2019	By:	/s/ Robert M. Roche
Robert M. Roche
Vice President and Chief Financial Officer