Form 10-Q
period 2019-06-30
CARLISLE COMPANIES INC
filed 2019-07-25
CIK 790051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

Commission file number 1-9278

www.carlisle.com
CARLISLE COMPANIES INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	31-1168055
(State of incorporation)	(I.R.S. Employer Identification No.)
(480) 781-5000
(Telephone)
16430 North Scottsdale Road, Suite 400, Scottsdale,Arizona 85254
(Address of principal executive office, including zip code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	CSL	New York Stock Exchange
Preferred stock purchase rights	n/a	New York Stock Exchange
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

On July 18, 2019, there were 56,606,220 shares of the registrant's common stock outstanding, par value $1.00 per share.

Carlisle Companies Incorporated

PART I
Item 1. Financial Statements
Carlisle Companies Incorporated
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2019	2018	2019	2018
Revenues	$1,314.8	$1,236.1	$2,386.7	$2,220.8

Cost of goods sold	920.6	903.9	1,703.9	1,639.2
Selling and administrative expenses	172.3	159.9	336.5	308.5
Research and development expenses	15.4	14.2	29.8	28.1
Other operating (income) expense, net	(0.7)	(1.6)	(5.4)	(9.4)
Operating income	207.2	159.7	321.9	254.4
Interest expense, net	14.7	14.2	28.4	28.7
Other non-operating (income) expense, net	(0.6)	(0.7)	(1.0)	1.2
Income from continuing operations before income taxes	193.1	146.2	294.5	224.5
Provision for income taxes	40.1	31.5	64.1	51.9
Income from continuing operations	153.0	114.7	230.4	172.6

Discontinued operations:
(Loss) income before income taxes	—	(1.3)	—	297.7
Provision (benefit) for income taxes	0.1	(0.3)	(1.9)	47.0
(Loss) income from discontinued operations	(0.1)	(1.0)	1.9	250.7
Net income	$152.9	$113.7	$232.3	$423.3

Basic earnings per share attributable to common shares:
Income from continuing operations	$2.68	$1.88	$4.01	$2.80
(Loss) income from discontinued operations	—	(0.02)	0.03	4.07
Basic earnings per share	$2.68	$1.86	$4.04	$6.87

Diluted earnings per share attributable to common shares:
Income from continuing operations	$2.65	$1.87	$3.98	$2.78
(Loss) income from discontinued operations	—	(0.02)	0.03	4.04
Diluted earnings per share	$2.65	$1.85	$4.01	$6.82

Average shares outstanding (in thousands):
Basic	56,960	60,641	57,246	61,159
Diluted	57,566	61,059	57,730	61,593

Comprehensive income:
Net income	$152.9	$113.7	$232.3	$423.3
Other comprehensive income:
Foreign currency (losses) gains	(3.6)	(35.4)	0.3	(13.2)
Amortization of unrecognized net periodic benefit costs, net of tax	0.6	1.1	1.3	2.0
Other, net of tax	(1.6)	0.3	—	0.5
Other comprehensive (loss) income	(4.6)	(34.0)	1.6	(10.7)
Comprehensive income	$148.3	$79.7	$233.9	$412.6
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated
Condensed Consolidated Balance Sheets (Unaudited)

(in millions, except share and per share amounts)	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$422.0	$803.6
Receivables, net of allowance of $5.7 million and $5.1 million, respectively	915.6	698.3
Inventories, net	505.6	457.5
Prepaid expenses	19.0	22.0
Other current assets	60.0	75.3
Total current assets	1,922.2	2,056.7

Property, plant, and equipment, net	778.6	760.1
Goodwill, net	1,530.9	1,441.8
Other intangible assets, net	1,058.6	967.7
Other long-term assets	106.4	22.9
Total assets	$5,396.7	$5,249.2

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$374.4	$312.1
Accrued liabilities and other	248.8	258.0
Deferred revenue	26.7	25.5
Total current liabilities	649.9	595.6

Long-term liabilities:
Long-term debt	1,589.4	1,587.8
Deferred revenue	208.9	201.9
Other long-term liabilities	365.3	266.5
Total long-term liabilities	2,163.6	2,056.2

Shareholders' equity:
Preferred stock, $1 par value per share (5,000,000 shares authorized and unissued)	—	—
Common stock, $1 par value per share (200,000,000 shares; 56,420,192 and 57,957,912 shares outstanding, respectively)	78.7	78.7
Additional paid-in capital	397.3	383.8
Deferred compensation equity	3.0	8.0
Treasury shares, at cost (22,056,282 and 20,534,652 shares, respectively)	(1,312.8)	(1,102.4)
Accumulated other comprehensive loss	(120.5)	(122.1)
Retained earnings	3,537.5	3,351.4
Total shareholders' equity	2,583.2	2,597.4
Total liabilities and equity	$5,396.7	$5,249.2

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(in millions)	2019	2018
Operating activities:
Net income	$232.3	$423.3
Reconciliation of net income to net cash provided by operating activities:
Depreciation	43.8	43.8
Amortization	56.2	53.5
Lease expense	13.2	—
Stock-based compensation, net of tax benefit	11.3	13.4
Deferred taxes	(1.9)	(8.9)
Gain on sale of discontinued operation, net of tax	—	(247.6)
Other operating activities, net	7.9	(9.4)
Changes in assets and liabilities, excluding effects of acquisitions:
Receivables	(198.0)	(194.9)
Inventories	(6.4)	(60.2)
Prepaid expenses and other assets	26.9	3.2
Accounts payable	71.0	66.3
Accrued liabilities and other	(47.3)	(91.1)
Deferred revenues	7.2	8.7
Other long-term liabilities	(19.1)	(2.9)
Net cash provided by (used in) operating activities	197.1	(2.8)

Investing activities:
Acquisitions, net of cash acquired	(272.0)	(19.3)
Capital expenditures	(41.0)	(66.9)
Proceeds from sale of discontinued operation	—	754.6
Other investing activities, net	1.1	5.7
Net cash (used in) provided by investing activities	(311.9)	674.1

Financing activities:
Repurchases of common stock	(232.1)	(235.7)
Dividends paid	(46.2)	(45.6)
Proceeds from exercise of stock options	20.5	5.0
Withholding tax paid related to stock-based compensation	(9.3)	(9.6)
Other financing activities, net	(0.1)	—
Net cash used in financing activities	(267.2)	(285.9)

Effect of foreign currency exchange rate changes on cash and cash equivalents	0.4	—
Change in cash and cash equivalents	(381.6)	385.4
Less: change in cash and cash equivalents of discontinued operations	—	1.3
Cash and cash equivalents at beginning of period	803.6	378.3
Cash and cash equivalents at end of period	$422.0	$762.4

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated
Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

	Common Stock		Additional Paid-In Capital	Deferred Compensation Equity	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Shares in Treasury		Total Shareholders' Equity
(in millions, except per share amounts)	Shares	Amount					Shares	Cost
Balance as of March 31, 2018	60.7	$78.7	$357.6	$11.1	$(68.9)	$3,120.3	17.7	$(778.0)	$2,720.8
Net income	—	—	—	—	—	113.7	—	—	113.7
Other comprehensive loss, net of tax	—	—	—	—	(34.0)	—	—	—	(34.0)
Cash dividends - $0.37 per share	—	—	—	—	—	(22.5)	—	—	(22.5)
Repurchases of common stock	(1.0)	—	—	—	—	—	1.0	(111.3)	(111.3)
Issuances and deferrals, net for stock based compensation[1]	0.1	—	8.2	(3.3)	—	—	(0.1)	0.7	5.6
Balance as of June 30, 2018	59.8	$78.7	$365.8	$7.8	$(102.9)	$3,211.5	18.6	$(888.6)	$2,672.3

Balance as of March 31, 2019	56.8	$78.7	$390.1	$7.8	$(115.9)	$3,407.5	21.6	$(1,243.5)	$2,524.7
Net income	—	—	—	—	—	152.9	—	—	152.9
Other comprehensive loss, net of tax	—	—	—	—	(4.6)	—	—	—	(4.6)
Cash dividends - $0.40 per share	—	—	—	—	—	(22.9)	—	—	(22.9)
Repurchases of common stock	(0.6)	—	—	—	—	—	0.6	(75.0)	(75.0)
Issuances and deferrals, net for stock based compensation[1]	0.2	—	7.2	(4.8)	—	—	(0.2)	5.7	8.1
Balance as of June 30, 2019	56.4	$78.7	$397.3	$3.0	$(120.5)	$3,537.5	22.0	$(1,312.8)	$2,583.2
1.Issuances and deferrals, net for stock based compensation reflects share activity related to option exercises, restricted and performance shares vested and net issuances and deferrals associated with deferred compensation equity.
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated
Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

	Common Stock		Additional Paid-In Capital	Deferred Compensation Equity	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Shares in Treasury		Total Shareholders' Equity
(in millions, except per share amounts)	Shares	Amount					Shares	Cost
Balance as of December 31, 2017	61.8	$78.7	$353.7	$10.4	$(85.7)	$2,820.8	16.6	$(649.6)	$2,528.3
Adoption of accounting standards	—	—	—	—	(6.5)	13.0	—	—	6.5
Net income	—	—	—	—	—	423.3	—	—	423.3
Other comprehensive loss, net of tax	—	—	—	—	(10.7)	—	—	—	(10.7)
Cash dividends - $0.74 per share	—	—	—	—	—	(45.6)	—	—	(45.6)
Repurchases of common stock	(2.2)	—	—	—	—	—	2.2	(240.6)	(240.6)
Issuances and deferrals, net for stock based compensation[1]	0.2	—	12.1	(2.6)	—	—	(0.2)	1.6	11.1
Balance as of June 30, 2018	59.8	$78.7	$365.8	$7.8	$(102.9)	$3,211.5	18.6	$(888.6)	$2,672.3

Balance as of December 31, 2018	57.9	$78.7	$383.8	$8.0	$(122.1)	$3,351.4	20.5	$(1,102.4)	$2,597.4
Net income	—	—	—	—	—	232.3	—	—	232.3
Other comprehensive income, net of tax	—	—	—	—	1.6	—	—	—	1.6
Cash dividends - $0.80 per share	—	—	—	—	—	(46.2)	—	—	(46.2)
Repurchases of common stock	(1.9)	—	—	—	—	—	1.9	(224.9)	(224.9)
Issuances and deferrals, net for stock based compensation[1]	0.4	—	13.5	(5.0)	—	—	(0.4)	14.5	23.0
Balance as of June 30, 2019	56.4	$78.7	$397.3	$3.0	$(120.5)	$3,537.5	22.0	$(1,312.8)	$2,583.2
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
Following is a summary of the effects of adopting ASC 842 on the Condensed Consolidated Balance Sheet:

	June 30, 2019
(in millions)	As Reported	Balances Without Adoption of ASC 842	Effect of Change Higher/(Lower)
Other current assets	$60.0	$60.5	$(0.5)
Other long-term assets	106.4	36.8	69.6
Accrued liabilities and other	248.8	227.4	21.4
Other long-term liabilities	365.3	317.6	47.7

Note 3—Segment Information

The Company has organized its operations into four segments, based on the products it sells, as follows:
Carlisle Construction Materials ("CCM")—the principal products of this segment are rubber (EPDM), thermoplastic polyolefin (TPO) and polyvinyl chloride (PVC) roofing membranes used predominantly on non-residential low-sloped roofs, related roofing accessories, including flashings, fasteners, sealing tapes and coatings and waterproofing products. In addition, CCM offers a broad range of specialty polyurethane products and solutions across a broad diversity of markets and applications, and metal panel roofing primarily for residential and commercial markets. CCM also manufactures and distributes energy-efficient rigid foam insulation panels for substantially all roofing applications. The markets served primarily include new construction, re-roofing and maintenance of low-sloped roofs, water containment, HVAC sealants and coatings and waterproofing.
Carlisle Interconnect Technologies ("CIT")—the principal products of this segment are high-performance wire, cable, connectors, contacts and cable assemblies for the transfer of power and data primarily for the aerospace, medical, defense electronics, test and measurement equipment and select industrial markets.
Carlisle Fluid Technologies ("CFT")—the principal products of this segment are industrial liquid and powder finishing equipment, integrated system solutions for spraying, pumping, mixing, metering and curing of a variety of coatings used in the general industrial, transportation, auto refinishing, protective coating, wood and specialty markets, and sealants and adhesives.
Carlisle Brake & Friction ("CBF")—the principal products of this segment include high-performance brakes and friction material and clutch and transmission friction material for the construction, agriculture, mining, on-highway, aerospace and motor sports markets.
A summary of segment information follows:

	Three Months Ended June 30,
	2019		2018
(in millions)	Revenues	Operating Income (Loss)	Revenues	Operating Income (Loss)
Carlisle Construction Materials	$915.0	$182.5	$828.6	$141.4
Carlisle Interconnect Technologies	245.4	35.9	237.7	27.5
Carlisle Fluid Technologies	67.3	3.3	73.3	7.8
Carlisle Brake & Friction	87.1	8.3	96.5	2.9
Segment Total	1,314.8	230.0	1,236.1	179.6
Corporate and unallocated[1]	—	(22.8)	—	(19.9)
Total	$1,314.8	$207.2	$1,236.1	$159.7

	Six Months Ended June 30,
	2019		2018
(in millions)	Revenues	Operating Income (Loss)	Revenues	Operating Income (Loss)
Carlisle Construction Materials	$1,586.1	$275.4	$1,427.2	$217.2
Carlisle Interconnect Technologies	491.8	66.5	462.0	54.7
Carlisle Fluid Technologies	130.4	9.7	136.8	13.5
Carlisle Brake & Friction	178.4	14.8	194.8	7.4
Segment total	2,386.7	366.4	2,220.8	292.8
Corporate and unallocated[1]	—	(44.5)	—	(38.4)
Total	$2,386.7	$321.9	$2,220.8	$254.4
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
In the three months ended June 30, 2019, and the period from January 11, 2019 to June 30, 2019, Petersen contributed revenues of $48.3 million and $83.8 million, respectively, and operating income of $3.7 million and $3.6 million, respectively, to the Company's consolidated results. The results of operations of the acquired business are reported as part of the CCM segment.

The following table summarizes the consideration transferred to acquire Petersen and the preliminary allocation of the purchase price among the assets acquired and liabilities assumed. The acquisition has been accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combinations, which requires that consideration be allocated to the acquired assets and assumed liabilities based upon their acquisition date fair values with the remainder allocated to goodwill. The fair values are preliminary and subject to change pending receipt of the final valuation studies.

	Preliminary Allocation	Measurement Period Adjustments	Preliminary Allocation
(in millions)	As of 1/11/2019		6/30/2019
Total cash consideration transferred	$207.2	$—	$207.2
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	5.2	—	5.2
Receivables, net	11.5	—	11.5
Inventories, net	39.5	(0.3)	39.2
Prepaid expenses and other current assets	2.1	—	2.1
Property, plant and equipment	17.8	—	17.8
Definite-lived intangible assets	109.3	0.8	110.1
Other long-term assets	9.5	—	9.5
Accounts payable	(5.9)	—	(5.9)
Income tax payable	1.7	—	1.7
Accrued liabilities and other	(8.7)	—	(8.7)
Other long-term liabilities	(12.4)	—	(12.4)
Deferred income taxes	(25.4)	(0.2)	(25.6)
Total identifiable net assets	144.2	0.3	144.5
Goodwill	$63.0	$(0.3)	$62.7
The preliminary goodwill recognized in the acquisition of Petersen reflects market participant synergies attributable to significant raw material purchase synergies with CCM, other administrative synergies and the assembled workforce to Carlisle, in addition to opportunities for product line expansions. The Company acquired $11.6 million of gross contractual accounts receivable, of which $0.1 million was not expected to be collected at the date of acquisition. All of the goodwill has been preliminarily assigned to the CCM reporting unit, which aligns with the CCM reportable segment, and none of the goodwill is deductible for tax purposes. The $110.1 million preliminary value allocated to definite-lived intangible assets consists of $79.7 million of customer relationships with a useful life of 11 years, $27.9 million of trade names with a useful life of 17 years and various acquired technologies of $2.5 million with a useful life of 10 years. In accordance with the purchase agreement, Carlisle is indemnified for up to $5.2 million, and recorded an indemnification asset of $5.2 million in other long-term assets relating to the indemnification for pre-acquisition income tax liabilities. The Company has also recorded, as part of the purchase price allocation, deferred tax liabilities related to intangible assets of approximately $25.6 million.
MicroConnex Corporation
On April 1, 2019, the Company acquired 100% of the equity of MicroConnex Corporation ("MicroConnex") for cash consideration of approximately $46.8 million. MicroConnex is a manufacturer of highly engineered microminiature flex circuits and sensors for the medical and test and measurement markets.
MicroConnex contributed revenues of $3.0 million and an operating loss of $0.6 million for the period from April 1, 2019 to June 30, 2019. The results of operations of the acquired business are reported within the CIT segment.
Consideration has been preliminarily allocated to goodwill of $15.8 million, $27.4 million to definite-lived intangible assets, $0.9 million to inventory, $3.4 million to accounts receivable, $0.6 million to accounts payable and $7.0 million to deferred income and other taxes payable. Definite-lived intangible assets consist of customer relationships with an estimated useful life of 12 years, trade names with a useful life of 17 years and acquired technologies with a useful life of 5 years. Of the $15.8 million of goodwill, none is deductible for tax purposes. All of the goodwill has been preliminarily assigned to the CIT reporting unit, which aligns with the reportable segment.
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
A summary of the results from discontinued operations included in the Condensed Consolidated Statements of Income follows:

(in millions)	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Revenues	$—	$69.5

Cost of goods sold	—	49.5
Other operating expenses, net	1.0	15.8
Operating (loss) income	(1.0)	4.2
Other non-operating (income) expense, net	—	—
(Loss) income from discontinued operations before income taxes	(1.0)	4.2
(Loss) gain on sale of discontinued operations	(0.3)	293.5
(Benefit) provision for income taxes	(0.3)	47.0
(Loss) income from discontinued operations	$(1.0)	$250.7
Income from discontinued operations of $1.9 million in the six months ended June 30, 2019, relates entirely to the settlement of prior income tax positions in the current year.
A summary of cash flows from discontinued operations included in the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, follows:

(in millions)	2018
Net cash used in operating activities	$(1.5)
Net cash used in investing activities	(8.1)
Net cash provided by financing activities[1]	10.9
Change in cash and cash equivalents from discontinued operations	$1.3
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

Income from continuing operations and share data used in the basic and diluted earnings per share computations using the two-class method follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except share and per share amounts)	2019	2018	2019	2018
Income from continuing operations	$153.0	$114.7	$230.4	$172.6
Less: dividends declared	(22.9)	(22.5)	(46.2)	(45.6)
Undistributed earnings	130.1	92.2	184.2	127.0
Percent allocated to common shareholders[1]	99.7%	99.3%	99.7%	99.4%
	129.7	91.6	183.6	126.2
Add: dividends declared on common stock, restricted share units and vested and deferred restricted and performance shares	22.9	22.4	46.1	45.2
Income from continuing operations attributable to common shares	$152.6	$114.0	$229.7	$171.4

Shares (in thousands):
Basic weighted-average shares outstanding	56,960	60,641	57,246	61,159
Effect of dilutive securities:
Performance awards	192	103	172	103
Stock options	414	315	312	331
Diluted weighted-average shares outstanding	57,566	61,059	57,730	61,593

Per share income from continuing operations attributable to common shares:
Basic	$2.68	$1.88	$4.01	$2.80
Diluted	$2.65	$1.87	$3.98	$2.78

1. Basic weighted-average common shares outstanding (in thousands)	56,960	60,641	57,246	61,159
Basic weighted-average shares outstanding and unvested restricted shares expected to vest (in thousands)	57,145	61,038	57,431	61,556
Percent allocated to common shareholders	99.7%	99.3%	99.7%	99.4%
To calculate earnings per share for income from discontinued operations and for net income, the denominator for both basic and diluted earnings per share is the same as used in the above table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except share amounts presented in thousands)	2019	2018	2019	2018
(Loss) income from discontinued operations attributable to common shareholders for basic and diluted earnings per share	$(0.1)	$(0.9)	$1.9	$249.1
Net income attributable to common shareholders for basic and diluted earnings per share	152.5	113.0	231.6	420.4
Anti-dilutive stock options excluded from EPS calculation[1]	2	711	358	644
1.Represents stock options excluded from the calculation of diluted earnings per share, as such options’ assumed proceeds upon exercise would result in the repurchase of more shares than the underlying award.
Note 7—Revenue Recognition
The Company receives payment at the inception of the contract for separately priced extended service warranties, and revenue is deferred and recognized on a straight-line basis over the life of the contracts. Remaining performance obligations for extended service warranties represent the transaction price for the remaining stand-ready obligation to perform warranty services. A summary of estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied as of June 30, 2019, follows:

(in millions)	Remainder of 2019	2020	2021	2022	2023	2024	Thereafter
Extended service warranties	$10.7	$20.6	$19.6	$18.4	$17.2	$16.1	$126.7

The Company has applied the practical expedient to not disclose information about remaining performance obligations that have original expected durations of one year or less.
Contract Balances
Contract liabilities relate to payments received in advance of performance under a contract, and primarily include extended service warranties in the CCM segment and systems contracts in the CFT segment. Contract liabilities are recognized as revenue as (or when) the Company performs under the contract. A summary of the change in contract liabilities for the six months ended June 30, follows:

(in millions)	2019	2018
Balance as of January 1	$227.4	$215.8
Revenue recognized	(30.2)	(31.2)
Revenue deferred	35.3	39.6
Acquired liabilities	2.7	0.2
Balance as of June 30	$235.2	$224.4
Contract assets relate to the Company's right to payment for performance completed to date under a contract, and primarily include highly customized product contracts within the CIT segment. Accounts receivable are recorded when the right to payment becomes unconditional. A summary of the change in contract assets for the six months ended June 30, follows:

(in millions)	2019	2018
Balance as of January 1	$44.7	$—
Adoption of ASC 606	—	22.8
Revenue recognized and unbilled	116.3	69.5
Revenue billed	(102.9)	(49.5)
Balance as of June 30	$58.1	$42.8
Revenues by End-Market
A summary of revenues disaggregated by major end-market industries and reconciliation of disaggregated revenue by segment follows:

	Three Months Ended June 30, 2019
(in millions)	CCM	CIT	CFT	CBF	Total
General construction	$860.5	$—	$—	$—	$860.5
Aerospace	—	164.6	—	5.7	170.3
Heavy equipment	28.2	—	—	69.5	97.7
Transportation	—	—	36.4	8.4	44.8
Medical	—	37.6	—	—	37.6
General industrial and other	26.3	43.2	30.9	3.5	103.9
Total revenues	$915.0	$245.4	$67.3	$87.1	$1,314.8

	Three Months Ended June 30, 2018
(in millions)	CCM	CIT	CFT	CBF	Total
General construction	$768.1	$—	$—	$—	$768.1
Aerospace	—	150.8	—	3.5	154.3
Heavy equipment	31.6	—	—	79.3	110.9
Transportation	—	—	39.9	11.5	51.4
Medical	—	34.6	—	—	34.6
General industrial and other	28.9	52.3	33.4	2.2	116.8
Total revenues	$828.6	$237.7	$73.3	$96.5	$1,236.1

	Six Months Ended June 30, 2019
(in millions)	CCM	CIT	CFT	CBF	Total
General construction	$1,482.1	$—	$—	$—	$1,482.1
Aerospace	—	338.4	—	10.3	348.7
Heavy equipment	55.4	—	—	144.7	200.1
Transportation	—	—	68.7	17.6	86.3
Medical	—	68.6	—	—	68.6
General industrial and other	48.6	84.8	61.7	5.8	200.9
Total revenues	$1,586.1	$491.8	$130.4	$178.4	$2,386.7

	Six Months Ended June 30, 2018
(in millions)	CCM	CIT	CFT	CBF	Total
General construction	$1,314.4	$—	$—	$—	$1,314.4
Aerospace	—	305.6	—	9.8	315.4
Heavy equipment	57.8	—	—	158.5	216.3
Transportation	—	—	73.1	21.3	94.4
Medical	—	69.3	—	—	69.3
General industrial and other	55.0	87.1	63.7	5.2	211.0
Total revenues	$1,427.2	$462.0	$136.8	$194.8	$2,220.8
Revenues by Geographic Area
A summary of revenues based on the country to which the product was delivered and reconciliation of disaggregated revenue by segment follows:

	Three Months Ended June 30, 2019
(in millions)	CCM	CIT	CFT	CBF	Total
United States	$824.6	$171.4	$31.7	$34.1	$1,061.8
International:
Europe	55.2	17.9	12.4	27.0	112.5
Asia	5.6	33.8	21.3	18.3	79.0
Canada	25.0	1.3	1.0	1.3	28.6
Mexico	0.8	13.3	0.2	2.7	17.0
Middle East and Africa	2.0	6.2	0.4	0.2	8.8
Other	1.8	1.5	0.3	3.5	7.1
Total international	90.4	74.0	35.6	53.0	253.0
Total revenues	$915.0	$245.4	$67.3	$87.1	$1,314.8

	Three Months Ended June 30, 2018
(in millions)	CCM	CIT	CFT	CBF	Total
United States	$733.6	$164.7	$30.7	$38.7	$967.7
International:
Europe	52.4	23.0	15.0	28.9	119.3
Asia	3.6	25.6	24.6	20.6	74.4
Canada	29.5	1.4	1.7	0.7	33.3
Mexico	1.4	12.4	0.5	3.9	18.2
Middle East and Africa	5.8	6.7	0.8	0.3	13.6
Other	2.3	3.9	—	3.4	9.6
Total international	95.0	73.0	42.6	57.8	268.4
Total revenues	$828.6	$237.7	$73.3	$96.5	$1,236.1

	Six Months Ended June 30, 2019
(in millions)	CCM	CIT	CFT	CBF	Total
United States	$1,415.8	$353.5	$59.7	$66.6	$1,895.6
International:
Europe	107.3	36.3	25.5	57.5	226.6
Asia	9.7	57.6	40.3	38.7	146.3
Canada	42.5	2.4	2.6	1.8	49.3
Mexico	1.2	25.7	0.7	6.0	33.6
Middle East and Africa	5.4	13.5	1.0	0.6	20.5
Other	4.2	2.8	0.6	7.2	14.8
Total international	170.3	138.3	70.7	111.8	491.1
Total revenues	$1,586.1	$491.8	$130.4	$178.4	$2,386.7

	Six Months Ended June 30, 2018
(in millions)	CCM	CIT	CFT	CBF	Total
United States	$1,262.6	$320.3	$56.3	$80.2	$1,719.4
International:
Europe	91.8	45.3	28.3	59.2	224.6
Asia	8.8	48.5	44.4	39.5	141.2
Canada	47.9	2.5	3.3	1.4	55.1
Mexico	2.3	24.4	2.6	7.5	36.8
Middle East and Africa	8.9	14.3	1.4	0.5	25.1
Other	4.9	6.7	0.5	6.5	18.6
Total international	164.6	141.7	80.5	114.6	501.4
Total revenues	$1,427.2	$462.0	$136.8	$194.8	$2,220.8

Note 8—Stock-Based Compensation
Stock-based compensation cost by award type follows:

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock option awards	$2.5	$2.3	$5.6	$4.3
Restricted stock awards	2.1	2.3	4.1	4.2
Performance share awards	1.5	2.5	3.1	4.2
Restricted stock units	—	0.1	1.3	1.5
Stock appreciation rights	2.1	—	2.9	—
Total stock-based compensation cost	$8.2	$7.2	$17.0	$14.2
In 2018, the Board authorized a grant of stock options to U.S. employees and stock appreciation rights to employees outside of the U.S. This grant contributed $2.7 million and $4.5 million to stock-based compensation cost for the three and six months ended June 30, 2019, respectively. As of June 30, 2019, compensation cost of $1.7 million was capitalized as inventory and will be recognized in costs of goods sold when that related inventory is sold.
Note 9—Exit and Disposal Activities
The Company has undertaken operational restructuring and other cost reduction actions to streamline processes and manage costs throughout various departments. These actions resulted in exit, disposal and employee termination benefit costs, primarily resulting from planned reductions in workforce, facility consolidations and relocations, and lease termination costs. The primary actions are discussed below by operating segment.

CIT
During 2019, the Company announced plans to relocate its manufacturing operations in El Segundo, California, and Riverside, California, to existing manufacturing operations in North America. During the three and six months ended June 30, 2019, exit and disposal costs totaled $0.9 million and $4.4 million, respectively, primarily for employee termination benefit costs. The project is estimated to take 12 to 18 months to complete. Cumulative exit and disposal costs are expected to approximate $7.4 million, with approximately $2.5 million costs remaining to be incurred, primarily in 2019.
CFT
During the first quarter of 2019, the Company initiated plans to reduce costs and streamline processes by eliminating certain positions within selling, general and administrative and manufacturing functions. The costs to complete this project totaled $2.1 million and were recognized primarily in the first quarter of 2019.
CBF
The Company is substantially complete with its project to exit its manufacturing operations in Tulsa, Oklahoma, and relocate the majority of those operations to its existing manufacturing facility in Medina, Ohio. During the three and six months ended June 30, 2019, exit and disposal costs totaled $0.5 million and $1.2 million, respectively, primarily reflecting facility closure costs and employee termination benefits. Total associated exit and disposal costs are expected to approximate $20.9 million, with cumulative exit and disposal costs of $19.9 million recognized as of June 30, 2019. Remaining costs of approximately $1.0 million are expected to be incurred throughout the remainder of 2019.
Consolidated Summary
The Company's exit and disposal costs by activity follows:

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Employee severance and benefit arrangements	$0.4	$1.0	$6.1	$1.7
Lease termination cost	0.4	—	0.9	—
Relocation costs	—	0.2	0.1	0.4
Accelerated depreciation	—	0.3	—	1.1
Other restructuring costs	0.7	3.1	1.2	4.5
Total exit and disposal costs	$1.5	$4.6	$8.3	$7.7
The Company's exit and disposal costs by segment follows:

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Carlisle Interconnect Technologies	$0.9	$0.8	$4.8	$1.9
Carlisle Fluid Technologies	0.1	0.5	2.1	0.5
Carlisle Brake & Friction	0.5	3.3	1.2	5.3
Carlisle Construction Materials	—	—	0.2	—
Total exit and disposal costs	$1.5	$4.6	$8.3	$7.7
The Company's exit and disposal costs by financial statement line item follows:

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of goods sold	$0.9	$3.7	$4.5	$6.0
Selling and administrative expenses	0.6	0.7	3.5	1.3
Other operating expense, net	—	0.2	0.2	0.4
Research and development expenses	—	—	0.1	—
Total exit and disposal costs	$1.5	$4.6	$8.3	$7.7

The Company's change in exit and disposal activities liability follows:

(in millions)	Total
Balance as of December 31, 2018	$1.2
Charges	8.3
Cash payments	(4.4)
Balance as of June 30, 2019	$5.1
The liability of $5.1 million primarily relates to employee severance and benefit arrangements and is included in accrued liabilities and other.
Note 10—Income Taxes
The effective income tax rate on continuing operations for the six months ended June 30, 2019, was 21.8%. The year-to-date provision for income taxes included taxes on earnings at an anticipated rate of 23.7% and a year-to-date net discrete tax benefit of $5.0 million. The year-to-date net discrete tax benefit relates primarily to a reduced tax liability on prior year tax filings finalized in the current quarter of $2.7 million, excess tax benefits related to employee stock compensation of $1.5 million, and a reduction of unrecognized income tax benefits of $1.2 million.
The effective income tax rate on continuing operations for the six months ended June 30, 2018, was 23.1%. The year-to-date provision for income taxes includes taxes on earnings at an anticipated rate of approximately 24.7% and a year-to-date net discrete tax benefit of $3.5 million.
Note 11—Inventories, net

(in millions)	June 30, 2019	December 31, 2018
Raw materials	$211.7	$195.1
Work-in-process	72.2	59.5
Finished goods	257.3	236.5
Reserves	(35.6)	(33.6)
Inventories, net	$505.6	$457.5

Note 12—Goodwill and Other Intangible Assets, net
The changes in the carrying amount of goodwill, net by segment follows:

(in millions)	CCM	CIT	CFT		CBF[1]	Total
Balance as of December 31, 2018	$532.8	$643.1	$169.5		$96.4	$1,441.8
Goodwill acquired during year[2]	63.0	15.8	11.3	[3]	—	90.1
Measurement period adjustments	0.3	(1.3)	—		—	(1.0)
Currency translation and other	(0.1)	—	0.1		—	—
Balance as of June 30, 2019	$596.0	$657.6	$180.9		$96.4	$1,530.9
1.CBF goodwill, net is presented net of accumulated impairment losses of $130.0 million recorded in 2016. No other segments have incurred impairment losses.
2.Refer to Note 4 for further information on goodwill resulting from recent acquisitions.
3.During the first six months of 2019, the Company acquired two businesses for an aggregate purchase price of $24.7 million.

A summary of the Company's other intangible assets, net follows:

	June 30, 2019			December 31, 2018
(in millions)	Acquired Cost	Accumulated Amortization	Net Book Value	Acquired Cost	Accumulated Amortization	Net Book Value
Assets subject to amortization:
Customer relationships	$944.2	$(321.8)	$622.4	$843.8	$(287.7)	$556.1
Technology and intellectual property	285.8	(146.1)	139.7	268.8	(129.3)	139.5
Trade names and other	73.9	(20.4)	53.5	45.4	(16.4)	29.0
Assets not subject to amortization:
Trade names	243.0	—	243.0	243.1	—	243.1
Other intangible assets, net	$1,546.9	$(488.3)	$1,058.6	$1,401.1	$(433.4)	$967.7

The net book values of other intangible assets, net by reportable segment follows:

(in millions)	June 30, 2019	December 31, 2018
Carlisle Construction Materials	$370.1	$285.3
Carlisle Interconnect Technologies	322.3	313.4
Carlisle Fluid Technologies	281.3	280.9
Carlisle Brake & Friction	83.4	86.6
Corporate	1.5	1.5
Total	$1,058.6	$967.7

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
ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of fixed and known lease payments over the lease term. Variable payments are not included in the ROU asset or lease liability and can vary from period to period based on the use of an asset during the period or the Company's proportionate share of common costs. As most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet, and lease expense for these leases is recognized on a straight-line basis over the lease term.
The Company has lease agreements with lease components and non-lease components. The Company has elected to apply the practical expedient to account for these components as a single lease component, for all classes of underlying assets.

Lease Costs, Assets and Liabilities
The Company has operating leases primarily for manufacturing facilities, warehouses, offices and certain equipment. These leases have remaining lease terms of one to 13 years, some of which include one or more options to renew, with renewal terms that can extend the leases to one or 20 years or more. The components of lease cost follow:

(in millions)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$6.8	$13.2
Variable lease cost	1.8	3.3
Short-term lease cost	0.8	1.5
Total lease cost	$9.4	$18.0

A summary of lease assets and liabilities follows:

(in millions)	June 30, 2019
Assets:
Operating lease right-of-use assets[1]	$79.0
Liabilities:
Operating lease liabilities - current[2]	21.6
Operating lease liabilities - long-term[3]	63.3
Total lease liabilities	$84.9
1.Included in other long-term assets.
2.Included in accrued liabilities and other.
3.Included in other long-term liabilities.

Maturity of lease liabilities as of June 30, 2019, follow:

(in millions)	Remainder of 2019	2020	2021	2022	2023	2024	Thereafter	Total
Lease payments	$13.5	$20.2	$15.0	$11.1	$8.6	$6.4	$22.9	$97.7
Less: imputed interest								(12.8)
Total lease liabilities								$84.9

As previously disclosed in our 2018 Annual Report on Form 10-K and under the previous lease accounting standard, future minimum lease payments for non-cancelable operating leases in future years would have been as follows:

(in millions)	2019	2020	2021	2022	2023	Thereafter
Future minimum lease payments	$16.7	$10.8	$6.8	$4.9	$4.2	$5.1

Lease Term and Discount Rate

June 30, 2019
Operating leases:
Weighted-average remaining lease term (in years)	6.6
Weighted-average discount rate	3.9%

Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of operating lease liabilities totaled $13.4 million for the six months ended June 30, 2019. Operating lease right-of-use assets obtained in exchange for new operating lease liabilities totaled $87.4 million for the six months ended June 30, 2019, of which $69.1 million related to the adoption of ASC 842.
Note 14—Long-term Debt

(in millions)			Fair Value[1]
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
3.75% Notes due 2027	$600.0	$600.0	$609.5	$579.4
3.5% Notes due 2024	400.0	400.0	407.4	386.4
3.75% Notes due 2022	350.0	350.0	358.7	345.5
5.125% Notes due 2020	250.0	250.0	256.9	255.0
Unamortized discount, debt issuance costs, and other	(7.8)	(12.2)
Total long term-debt	1,592.2	1,587.8
Less: current portion of long-term debt	2.8	—
Total long term-debt, net of current portion	$1,589.4	$1,587.8
1.The fair value is estimated based on current yield rates plus the Company’s estimated credit spread available for financings with similar terms and maturities. Based on these inputs, the debt instruments are classified as Level 2 in the fair value hierarchy.

Revolving Credit Facility
During the six months ended June 30, 2019, there were no borrowings or repayments under the Facility. As of June 30, 2019 and December 31, 2018, the Facility had no outstanding balance and $1.0 billion available for use.
Covenants and Limitations
Under the Company’s debt and credit facilities, the Company is required to meet various restrictive covenants and limitations, including limitations on certain leverage ratios, interest coverage, and limits on outstanding debt balances held by certain subsidiaries. The Company was in compliance with all covenants and limitations as of June 30, 2019 and December 31, 2018.
Letters of Credit and Guarantees
During the normal course of business, the Company enters into commitments in the form of letters of credit and bank guarantees to provide financial and performance assurance to third parties. As of June 30, 2019 and December 31, 2018, the Company had $26.1 million and $26.0 million in letters of credit and bank guarantees outstanding, respectively. The Company has multiple arrangements to obtain letters of credit, which include an agreement with unspecified availability and separate agreements for up to $80.0 million in letters of credit, of which $54.0 million was available for use as of June 30, 2019.
Note 15—Defined Benefit Plan
The Company recognizes net periodic benefit cost based on the actuarial analysis performed at the previous year end, adjusted if certain significant events occur during the year.
The components of net periodic benefit cost follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Service cost	$0.7	$0.8	$1.4	$1.6
Interest cost	1.5	1.4	3.0	2.8
Expected return on plan assets	(2.4)	(2.6)	(4.8)	(5.2)
Amortization of unrecognized loss[1]	0.8	1.2	1.7	2.3
Net periodic benefit cost	$0.6	$0.8	$1.3	$1.5
1.Includes amortization of unrecognized actuarial (gain) loss and prior service credits and excludes provision for income tax of $(0.2) million and $(0.4) million for the three and six months ended June 30, 2019, respectively, and $(0.3) million for the six months ended June 30, 2018.
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
Note 16—Standard Product Warranties
The Company offers various standard warranty programs on its products, primarily for certain installed roofing systems, high-performance cables and assemblies, fluid technologies and braking products. The Company’s liability for such warranty programs is included in accrued expenses. The change in standard product warranty liabilities for the six months ended June 30, follows:

(in millions)	2019	2018
Balance as of January 1	$31.9	$30.4
Current year provision	9.8	9.1
Current year claims	(10.4)	(7.8)
Currency translation	—	(0.2)
Balance as of June 30	$31.3	$31.5

Note 17—Financial Instruments
Foreign Currency Forward Contracts
The Company uses foreign currency forward contracts to hedge a portion of its foreign currency exchange rate exposure to forecasted foreign currency denominated cash flows. These instruments are not held for speculative or trading purposes.
A summary of the Company's designated and non-designated cash flow hedges follows:

	June 30, 2019		December 31, 2018
(in millions)	Fair Value[1]	Notional Value	Fair Value[1]	Notional Value
Designated hedges	$—	$49.2	$0.2	$95.0
Non-designated hedges	0.4	50.0	0.1	49.9
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
The change in accumulated other comprehensive income (loss) related to cash flow hedges for the three and six months ended June 30, follows:

(in millions)	2019	2018
Balance as of April 1	$(1.6)	$(3.8)
Other comprehensive loss before reclassifications	(1.6)	—
Amounts reclassified from accumulated other comprehensive loss	—	0.3
Other comprehensive (loss) income	(1.6)	0.3
Balance as of June 30	$(3.2)	$(3.5)

(in millions)	2019	2018
Balance as of January 1	$(3.2)	$(4.0)
Other comprehensive income before reclassifications	0.3	0.3
Amounts reclassified from accumulated other comprehensive loss	(0.3)	0.2
Other comprehensive income	—	0.5
Balance as of June 30	$(3.2)	$(3.5)
For instruments that are not designated as a cash flow hedge, the Company had foreign exchange contracts with maturities less than one year. The unrealized gains and losses resulting from these contracts were immaterial and are recognized in other non-operating (income) expense, net and partially offset corresponding foreign exchange gains and losses on these balances.
Deferred Compensation Rabbi Trust
The Company has established a Rabbi Trust to provide for a degree of financial security to cover its obligations associated with its deferred compensation plan. Contributions to the Rabbi Trust by the Company are made at the discretion of management and generally are made in cash and invested in money-market funds. The Company consolidates the Rabbi Trust and therefore includes the investments in its Condensed Consolidated Balance Sheets. As of June 30, 2019 and December 31, 2018, the Company had $5.9 million and $10.7 million of cash, respectively, and $5.4 million and $4.3 million of short-term investments, respectively. The short-term investments are measured at fair value using quoted market prices in active markets (i.e., Level 1 measurements) with changes in fair value recorded in net income and the associated cash flows presented as operating cash flows.

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
Environmental Matters
The Company is subject to increasingly stringent environmental laws and regulations, including those relating to air emissions, wastewater discharges, chemical and hazardous waste management, and disposal. Some of these environmental laws hold owners or operators of land or businesses liable for their own and for previous owners’ or operators’ releases of hazardous or toxic substances or wastes. Other environmental laws and regulations require the obtainment of, and compliance with, environmental permits. To date, costs of complying with environmental, health, and safety requirements have not been material, and the Company did not have any significant accruals related to potential future costs of environmental remediation as of June 30, 2019, nor are any asset retirement obligations recorded as of that date. However, the nature of the Company’s operations and its long history of industrial activities at certain of its current or former facilities, as well as those acquired, could potentially result in material environmental liabilities or asset retirement obligations.
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

We are pleased with Carlisle's second quarter sales and diluted earnings per share results. These results demonstrate our continued progress towards our Vision 2025 goals of: $8 billion in revenues, 20% operating income, and 15% return on invested capital.
Second quarter results were driven by: strong execution, continued solid demand at both Carlisle Construction Materials ("CCM") and Carlisle Interconnect Technologies ("CIT"), price discipline across all four segments, and efficiencies gained from COS. We continue to see a healthy backdrop in demand for both new construction and replacement products across the building envelope within CCM, while robust commercial aircraft build rates continue at CIT. Combined with price/cost dynamics and efficiencies gained from prior year restructuring efforts, we leveraged these positives into solid incremental margins. Additionally, in the second quarter, Carlisle Brake & Friction ("CBF") continued to execute well on its margin expansion goals driven by increased efficiencies at its Medina, Ohio facility.
During the second quarter, global macro uncertainties, including unresolved trade negotiations, Brexit, a general slowing of industrial capital spending, and severe weather in North America challenged the global Carlisle team. Despite these challenges, the team continued to drive sales and operating income improvements under Vision 2025 initiatives.
We also continued to work an active merger and acquisition pipeline, broadening our scope and scale of product offerings as demonstrated by our second quarter acquisition of MicroConnex Corporation ("MicroConnex"), which adds key sensor and micro-flex circuit technology within CIT's medical technologies platform, and the acquisitions of Hosco Holdings, LLC, Integrated Dispense Solutions, LLC and Shinhang Systems Co., Ltd., to establish a sealants and adhesives platform within Carlisle Fluid Technologies ("CFT").

Summary of Financial Results

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2019	2018	2019	2018
Revenues	$1,314.8	$1,236.1	$2,386.7	$2,220.8
Operating income	$207.2	$159.7	$321.9	$254.4
Operating margin percentage	15.8%	12.9%	13.5%	11.5%
Income from continuing operations	$153.0	$114.7	$230.4	$172.6
(Loss) income from discontinued operations	$(0.1)	$(1.0)	$1.9	$250.7
Diluted earnings per share attributable to common shares:
Income from continuing operations	$2.65	$1.87	$3.98	$2.78
(Loss) income from discontinued operations	$—	$(0.02)	$0.03	$4.04

Items affecting comparability:[1]
Impact to operating income	$4.5	$7.7	$11.7	$12.1
Impact to income from continuing operations	$(1.9)	$1.1	$2.9	$5.6
Impact on diluted EPS from continuing operations	$(0.03)	$0.03	$0.05	$0.09
1.Items affecting comparability primarily include acquisition related costs, exit and disposal costs, facility rationalization costs, litigation settlement costs, gains from divestitures and discrete tax items. Tax effect is based on the rate of the jurisdiction where the expense is deductible. Refer to Items Affecting Comparability in this MD&A for further discussion.
Revenues increased in the second quarter and first six months of 2019 primarily reflecting increased volume, company-wide price realization and contributions from the acquisitions of Petersen Aluminum Corporation ("Petersen") and MicroConnex, partially offset by foreign currency headwinds.
The increase in operating income in the second quarter and first six months of 2019 primarily reflected the above revenue performance and benefits from favorable raw material dynamics and the continued execution of COS, partially offset by higher labor-related costs.
Diluted earnings per share from continuing operations primarily benefited from the above operating income performance ($0.59 per share in the second quarter and $0.86 for the first six months of 2019), reduced average shares outstanding ($0.15 per share in the second quarter and $0.25 for the first six months of 2019) resulting from our share repurchase program, and a lower effective tax rate ($0.04 per share in the second quarter and $0.07 for the first six months of 2019).
Outlook
We remain committed to a balanced capital deployment strategy: investing in organic growth, closing on several acquisitions, and returning capital to shareholders during the first six months, paying $232.1 million in share repurchases and $46.2 million in dividends.
Consolidated Results of Operations
Revenues

(in millions)	Three Months Ended June 30,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2019	2018	Change	%
Revenues	$1,314.8	$1,236.1	$78.7	6.4%	4.7%	2.3%	(0.6)%
The increase in revenues in the second quarter of 2019 primarily reflected increased sales volumes from favorable commercial construction demand at CCM and an increase in demand for aerospace products at CIT. Revenues also increased from company-wide price realization, particularly in the CCM segment. Revenues from acquired businesses in the second quarter of 2019 primarily reflected a contribution of $48.3 million from the acquisition of Petersen in the CCM segment and $3.0 million from the acquisition of MicroConnex in the CIT segment. The increase in revenues was partially offset by lower sales volumes at CFT and CBF and unfavorable foreign currency rates due to a stronger U.S dollar.

(in millions)	Six Months Ended June 30,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2019	2018	Change	%
Revenues	$2,386.7	$2,220.8	$165.9	7.5%	4.4%	3.9%	(0.8)%
The increase in revenues in the first six months of 2019 primarily reflected increased sale volumes from favorable commercial construction demand at CCM and an increase in demand for aerospace products at CIT. Revenues also increased from company-wide price realization, particularly in the CCM segment. Revenues from acquired businesses in the first six months of 2019 primarily reflected a contribution of $83.8 million from the acquisition of Petersen in the CCM segment and $3.0 million from the acquisition of MicroConnex in the CIT segment. The increase in revenues was partially offset by lower sales volumes at CBF and CFT and unfavorable foreign currency rates due to a stronger U.S dollar.
Gross Margin

(in millions)	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	Change	%	2019	2018	Change	%
Gross margin	$394.2	$332.2	$62.0	18.7%	$682.8	$581.6	$101.2	17.4%
Gross margin percentage	30.0%	26.9%			28.6%	26.2%
Depreciation and amortization	$24.5	$24.1			$47.1	$50.3
The increase in gross margin percentage (gross margin expressed as a percentage of revenues) in the second quarter and first six months of 2019 was driven by company-wide price realization, particularly in the CCM segment, favorable raw material dynamics, savings from COS and higher sales volumes in the CCM and CIT segments. Partially offsetting these items were higher labor-related costs. Also included in cost of goods sold were exit and disposal costs totaling $0.9 million in the second quarter of 2019 and $4.5 million for the first six months of 2019, compared with $3.7 million in the second quarter of 2018 and $6.0 million for the first six months of 2018, primarily at CIT, attributable to our restructuring initiatives.
Selling and Administrative Expenses

(in millions)	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	Change	%	2019	2018	Change	%
Selling and administrative expenses	$172.3	$159.9	$12.4	7.8%	$336.5	$308.5	$28.0	9.1%
As a percentage of revenues	13.1%	12.9%			14.1%	13.9%
Depreciation and amortization	$26.1	$21.9			$52.0	$41.2
The increase in selling and administrative expenses in the second quarter and first six months of 2019 primarily reflected acquired selling general and administrative costs from the acquisitions of Petersen and MicroConnex, higher labor-related costs for equity and incentive compensation, and charges for the facility rationalization and plant restructuring projects at CIT and CFT. The selling and administrative costs from the acquired businesses also included non-cash amortization of acquired customer-related intangible assets. Refer to Note 9 for further information on exit and disposal activities. These increases were partially offset by continuing cost savings from the integration of acquired businesses.
Research and Development Expenses

(in millions)	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	Change	%	2019	2018	Change	%
Research and development expenses	$15.4	$14.2	$1.2	8.5%	$29.8	$28.1	$1.7	6.0%
As a percentage of revenues	1.2%	1.1%			1.2%	1.3%
Depreciation and amortization	$0.5	$0.3			$1.0	$0.7
Research and development expenses remained consistent in the second quarter and first six months of 2019, compared with the second quarter and first six months of 2018, and primarily reflected new product development at our CIT, CCM and CFT segments.

Other Operating (Income) Expense, net

(in millions)	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	Change	%	2019	2018	Change	%
Other operating (income) expense, net	$(0.7)	$(1.6)	$0.9	56.3%	$(5.4)	$(9.4)	$4.0	42.6%
Other operating (income) expense, net in the first six months of 2019 primarily reflected a $3.0 million gain on contingent consideration at CFT, $0.8 million of rebates and $0.6 million of gains on sales of assets, primarily at CBF.
Other operating (income) expense, net in the second quarter of 2018 primarily reflected $2.0 million of gains on sales of assets primarily at CIT and CFT, and in the first six months of 2018, primarily reflected the $4.9 million gain on a legal settlement at CCM and $4.0 million of gains on sales of assets primarily at CCM, CIT and CFT.
Operating Income

(in millions)	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	Change	%	2019	2018	Change	%
Operating income	$207.2	$159.7	$47.5	29.7%	$321.9	$254.4	$67.5	26.5%
Operating margin percentage	15.8%	12.9%			13.5%	11.5%
Refer to Segment Results of Operations within this MD&A for further information related to segment operating income results.
Interest Expense, net

(in millions)	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	Change	%	2019	2018	Change	%
Interest expense	$16.6	$17.5			$32.9	$32.9
Interest income	(1.9)	(3.3)			(4.5)	(4.2)
Interest expense, net	$14.7	$14.2	$0.5	3.5%	$28.4	$28.7	$(0.3)	(1.0)%
The change in interest expense, net during the second quarter and first six months of 2019 primarily reflected changes in interest income that varies based on our cash balance and mix of excess cash in high yield investments.
Other Non-operating (Income) Expense, net

(in millions)	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	Change	%	2019	2018	Change	%
Other non-operating (income) expense	$(0.6)	$(0.7)	$0.1	(14.3)%	$(1.0)	$1.2	$(2.2)	NM
The change in other non-operating (income) expense, net, primarily reflected changes in foreign currencies against the U.S. Dollar.
Income Taxes

(in millions)	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	Change	%	2019	2018	Change	%
Provision for income taxes	$40.1	$31.5	$8.6	27.3%	$64.1	$51.9	$12.2	23.5%
Effective tax rate	20.8%	21.5%			21.8%	23.1%
The effective income tax rate on continuing operations for the first six months of 2019, was 21.8%. The year-to-date provision for income taxes included taxes on earnings at an anticipated rate of 23.7% and a year-to-date net discrete tax benefit of $5.0 million. The year-to-date net discrete tax benefit relates primarily to a reduced tax liability on prior year tax filings finalized in the current quarter of $2.7 million, excess tax benefits related to employee stock compensation of $1.5 million, and a reduction of unrecognized income tax benefits of $1.2 million.
The effective income tax rate on continuing operations for the first six months of 2018, was 23.1%. The year-to-date provision for income taxes included taxes on earnings at an anticipated full-year rate of approximately 24.7%, and a year-to-date net discrete tax expense of $3.5 million.

Income from Discontinued Operations

(in millions)	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	Change	%	2019	2018	Change	%
(Loss) income from discontinued operations before taxes	$—	$(1.3)			$—	$297.7
Provision (benefit) for income taxes	0.1	(0.3)			(1.9)	47.0
(Loss) income from discontinued operations	$(0.1)	$(1.0)	$0.9	NM	$1.9	$250.7	$(248.8)	NM
Income from discontinued operations in 2019 relates solely to the settlement of prior income tax positions in the current year.
Income from discontinued operations in 2018 primarily reflects the pre-tax gain on sale of CFS totaling $293.5 million. Excluding the gain on sale, income from discontinued operations reflects activity from January 1, 2018 through March 20, 2018, the date that the sale of CFS was completed.
Segment Results of Operations
Carlisle Construction Materials ("CCM")

On January 11, 2019, we acquired Petersen for consideration of $207.2 million, including $5.2 million of cash acquired and post-closing adjustments, which were finalized in the first quarter of 2019. Petersen’s primary business is the manufacture and distribution of market leading architectural metal roof panels, steel and aluminum flat sheets and coils, wall panels, perimeter roof edge systems and related accessories for commercial, residential, institutional, industrial and agricultural markets. Refer to Note 4 for further discussion.

(in millions)	Three Months Ended June 30,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2019	2018	Change	%
Revenues	$915.0	$828.6	$86.4	10.4%	6.1%	4.7%	(0.4)%
Operating income	$182.5	$141.4	$41.1	29.1%
Operating margin percentage	19.9%	17.1%
Depreciation and amortization	$23.2	$19.5
Items affecting comparability[1]	$0.2	$0.7
1.Items affecting comparability include acquisition related costs ($0.2 million in the second quarter of 2019 and $0.7 million in the second quarter of 2018), refer to Items Affecting Comparability.
CCM’s revenue growth in the second quarter of 2019 primarily reflected revenue contribution from the acquisition of Petersen, higher sales volumes driven by U.S. roofing demand, price realization, and new product development.
CCM’s operating margin percentage growth in the second quarter of 2019 primarily reflected favorable raw material dynamics, price realization, higher sales volumes and cost savings from COS, partially offset by higher labor related costs.

(in millions)	Six Months Ended June 30,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2019	2018	Change	%
Revenues	$1,586.1	$1,427.2	$158.9	11.1%	6.2%	5.3%	(0.4)%
Operating income	$275.4	$217.2	$58.2	26.8%
Operating margin percentage	17.4%	15.2%
Depreciation and amortization	$45.8	$38.6
Items affecting comparability[1]	$1.8	$(1.1)
1.Items affecting comparability include acquisition related costs of $1.6 million and exit and disposal and facility rationalization costs of $0.2 million in the first six months of 2019, and acquisition related costs of $0.7 million and gains from divestitures of $(1.8) million in the first six months of 2018, refer to Items Affecting Comparability.
CCM’s revenue growth in the first six months of 2019 primarily reflected revenue contribution from the acquisition of Petersen, higher sales volumes driven by U.S. roofing demand, growth in Europe, price realization, and new product development.

CCM’s operating margin percentage increase in the first six months of 2019 was driven by price realization, favorable raw material dynamics, higher sales volumes and cost savings from COS. Partially offsetting the increase in operating margin percentage were higher labor-related costs.
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
We continue to expect CCM to achieve low-double digit revenue growth in 2019.
Carlisle Interconnect Technologies ("CIT")
In January 2019, we announced we would exit our manufacturing operations in El Segundo, California, and Riverside, California, and relocate the majority of those operations to our existing manufacturing facilities in North America. This project is expected to take 12 to 18 months to complete. Total project costs are expected to be approximately $17.0 million, with approximately $7.5 million remaining to be incurred. As a result of these efforts, focused on improving operational efficiencies throughout the business, we anticipate continuing costs related to plant restructuring and facility rationalization throughout 2019. Refer to Note 9 for further information regarding exit and disposal activities.

On April 1, 2019, the Company acquired MicroConnex for approximately $46.8 million in cash. MicroConnex is a manufacturer of highly engineered microminature flex circuits and sensors for the medical and test and measurement markets. Refer to Note 4 for further discussion.

(in millions)	Three Months Ended June 30,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2019	2018	Change	%
Revenues	$245.4	$237.7	$7.7	3.2%	1.6%	2.2%	(0.6)%
Operating income	$35.9	$27.5	$8.4	30.5%
Operating margin percentage	14.6%	11.6%
Depreciation and amortization	$15.7	$14.7
Items affecting comparability[1]	$2.4	$1.9
1.Items affecting comparability include exit and disposal and facility rationalization costs ($1.8 million in the second quarter of 2019 and $2.1 million in the second quarter of 2018). Items affecting comparability also include acquisition costs of $0.6 million in the second quarter of 2019, and legal settlements of $1.4 million and gains from divestitures of $(1.6) million in the second quarter of 2018, refer to Items Affecting Comparability.
CIT's revenue growth in the second quarter of 2019 primarily reflected increases in the aerospace and medical markets.
CIT’s operating margin percentage increased in the second quarter of 2019, driven by savings from COS, price realization and higher volumes, partially offset by higher labor-related costs.

(in millions)	Six Months Ended June 30,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2019	2018	Change	%
Revenues	$491.8	$462.0	$29.8	6.5%	0.9%	6.1%	(0.5)%
Operating income	$66.5	$54.7	$11.8	21.6%
Operating margin percentage	13.5%	11.8%
Depreciation and amortization	$30.2	$29.3
Items affecting comparability[1]	$7.3	$4.5
1.Items affecting comparability include exit and disposal and facility rationalization costs ($6.5 million in the first six months of 2019 and $4.7 million in the first six months of 2018). Items affecting comparability also include acquisition costs of $0.8 million in the first six months of 2019, and legal settlements of $1.4 million and gains from divestitures of $(1.6) million in the first six months of 2018, refer to Items Affecting Comparability.
CIT's revenue growth in the first six months of 2019 primarily reflected increases in the aerospace, industrial and defense markets.
CIT’s operating margin percentage increased in the first six months of 2019, driven by savings from COS, higher volumes and price realization, partially offset by higher labor-related costs, unfavorable product mix and higher restructuring and facility rationalization costs.
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
CIT is actively pursuing new products, customers and complementary technologies to support its expansion into the growing medical technology market. The medical technology markets in which CIT competes are experiencing vendor consolidation trends among larger medical original equipment manufacturers to whom CIT offers improved product verification capabilities and value-added vertical integration through its multiple product offerings.
We continue to expect CIT to achieve mid-to-high single digit revenue growth in 2019.
Carlisle Fluid Technologies ("CFT")

(in millions)	Three Months Ended June 30,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2019	2018	Change	%
Revenues	$67.3	$73.3	$(6.0)	(8.2)%	5.9%	(11.7)%	(2.4)%
Operating income	$3.3	$7.8	$(4.5)	(57.7)%
Operating margin percentage	4.9%	10.6%
Depreciation and amortization	$6.0	$6.0
Items affecting comparability[1]	$1.3	$1.0
1.Items affecting comparability include exit and disposal and facility rationalization costs ($0.1 million in the second quarter of 2019 and $1.3 million in the second quarter of 2018). Items affecting comparability also include acquisition related costs of $1.2 million in the second quarter of 2019, and a gain from divestiture of $(0.3) million in the second quarter of 2018, refer to Items Affecting Comparability.
CFT's revenue declined in the second quarter of 2019, reflecting lower sales volumes across all end markets and foreign currency headwinds, partially offset by acquisitions and price realization.
CFT’s operating margin percentage performance for the second quarter of 2019 declined, reflecting lower sales volumes, raw material and wage inflation, and acquisition-related costs, partially offset by price realization and savings from COS.

(in millions)	Six Months Ended June 30,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2019	2018	Change	%
Revenues	$130.4	$136.8	$(6.4)	(4.7)%	3.1%	(5.2)%	(2.6)%
Operating income	$9.7	$13.5	$(3.8)	(28.1)%
Operating margin percentage	7.4%	9.9%
Depreciation and amortization	$11.7	$11.4
Items affecting comparability[1]	$0.4	$1.5
1.Items affecting comparability include exit and disposal and facility rationalization costs ($2.1 million in the first six months of 2019 and $2.0 million in the first six months of 2018). Items affecting comparability also include acquisition related costs of $1.3 million and a gain on contingent consideration of $(3.0) million in the first six months of 2019, and gain from divestiture of $(0.5) million in the first six months of 2018, refer to Items Affecting Comparability.
CFT's revenue declined in the first six months of 2019, reflecting lower sales volumes across all end markets and foreign currency headwinds, partially offset by acquisitions and price realization.
CFT’s operating margin percentage performance first six months of 2019 declined, reflecting lower sales volumes, raw material and wage inflation, and acquisition-related costs, partially offset by a one-time gain on contingent consideration from a previous acquisition, savings from COS and price realization.
Outlook
The longer term outlook in the transportation and general industrial markets remains steady. Difficult market conditions are expected to continue for the remainder of the year in the transportation and industrial markets, particularly in China, but the long-term outlook for these markets remains positive. We anticipate further revenue opportunity from the launch of new products, as well as the acceleration of key strategic growth areas: powder, sealants and adhesives and fast set.
We continue to expect CFT to achieve mid-single digit revenue growth in 2019.
Carlisle Brake & Friction ("CBF")

(in millions)	Three Months Ended June 30,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2019	2018	Change	%
Revenues	$87.1	$96.5	$(9.4)	(9.7)%	—%	(7.0)%	(2.7)%
Operating income	$8.3	$2.9	$5.4	186.2%
Operating margin percentage	9.5%	3.0%
Depreciation and amortization	$5.5	$5.4
Items affecting comparability[1]	$0.5	$3.9
1.Items affecting comparability and include exit and disposal and facility rationalization costs ($0.5 million in the second quarter of 2019 and $3.9 million in the second quarter of 2018), refer to Items Affecting Comparability.
CBF revenue decreased in the second quarter of 2019, reflecting weaker than expected sales volumes in the heavy equipment and transportation markets and foreign currency headwinds, partially offset by price realization.
CBF's operating margin percentage increase in the second quarter of 2019 was driven by lower restructuring and facility rationalization costs, associated with our Tulsa, Oklahoma to Medina, Ohio facility consolidation, savings from COS and price realization, partially offset by lower sales volumes, higher labor-related costs and raw material inflation.

(in millions)	Six Months Ended June 30,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2019	2018	Change	%
Revenues	$178.4	$194.8	$(16.4)	(8.4)%	—%	(5.4)%	(3.0)%
Operating income	$14.8	$7.4	$7.4	100.0%
Operating margin percentage	8.3%	3.8%
Depreciation and amortization	$10.9	$11.5
Items affecting comparability[1]	$1.8	$5.9
1.Items affecting comparability and include exit and disposal and facility rationalization costs ($1.8 million in the first six months of 2019 and $5.9 million in the first six months of 2018), refer to Items Affecting Comparability.
CBF revenue decreased in the first six months of 2019, reflecting weaker than expected sales volumes in the heavy equipment and transportation markets and foreign currency headwinds, partially offset by price realization.
CBF's operating margin percentage increase in the first six months of 2019 was driven by lower restructuring and facility rationalization costs, associated with our Tulsa, Oklahoma to Medina, Ohio facility consolidation, savings from COS and price realization, partially offset by lower sales volumes, unfavorable product mix, higher labor-related costs and raw material inflation.
Outlook
We now to expect CBF revenues to be down mid-single digits in 2019.
Liquidity and Capital Resources
A summary of our cash and cash equivalents by region follows:

(in millions)	June 30, 2019	December 31, 2018
Europe	$92.3	$39.3
North America (excluding U.S.)	23.1	28.6
China	40.2	28.6
Asia Pacific (excluding China)	44.6	19.5
International cash and cash equivalents	200.2	116.0
U.S. cash and cash equivalents	221.8	687.6
Total cash and cash equivalents	$422.0	$803.6
We maintain liquidity sources primarily consisting of cash and cash equivalents as well as availability under our revolving credit facility (the "Facility"). Cash generated by operations is our primary source of liquidity. Another potential source of liquidity is access to public capital markets via our automatic registration statement on Form S-3 filed November 8, 2017, subject to market conditions at that time. The decrease in cash and cash equivalents compared to December 31, 2018, was primarily related to the acquisitions of Petersen and MicroConnex, which were completed during the first six months of 2019. Additionally, during the first six months of 2019, we utilized cash on hand to fund share repurchases, capital expenditures and pay dividends to shareholders.
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
Sources and Uses of Cash and Cash Equivalents

	Six Months Ended June 30,
(in millions)	2019	2018
Net cash provided by (used in) operating activities	$197.1	$(2.8)
Net cash (used in) provided by investing activities	(311.9)	674.1
Net cash used in financing activities	(267.2)	(285.9)
Effect of foreign currency exchange rate changes on cash	0.4	—
Change in cash and cash equivalents	$(381.6)	$385.4
Operating Activities
We generated operating cash flows of $197.1 million for the first six months of 2019 (including working capital uses of $153.8 million), compared with $(2.8) million for the first six months of 2018 (including working capital uses of $276.7 million). Higher operating cash flows in the first six months of 2019 primarily reflect higher cash earnings, more efficient investment in working capital and non-recurrence of cash tax payments for the sale of Carlisle FoodService Products.

Investing Activities
Cash used in investing activities of $311.9 million for the first six months of 2019 primarily reflected the acquisitions of Petersen, net of cash acquired, for $202.0 million and MicroConnex, net of cash acquired, for $46.0 million and capital expenditures of $41.0 million. Cash provided by investing activities of $674.1 million for the first six months of 2018 primarily reflects the sale of CFS for gross proceeds of $754.6 million, partially offset by capital expenditures of $66.9 million.
Financing Activities
Cash used in financing activities of $267.2 million in the first six months of 2019 primarily reflected $232.1 million of share repurchases and $46.2 million of dividend payments, reflecting the increased dividend of $0.80 per share. Cash used in financing activities of $285.9 million during the first six months of 2018 primarily reflected $235.7 million of share repurchases and $45.6 million of dividend payments.
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
Revolving Credit Facility (the "Facility")
During the first six months of 2019, we had no borrowings or repayments under the Facility. As of June 30, 2019, the Facility had no outstanding balance and $1.0 billion available for use.
We are required to meet various restrictive covenants and limitations under our senior notes and revolving credit facility including certain leverage ratios, interest coverage ratios and limits on outstanding debt balances held by certain subsidiaries. We were in compliance with all covenants and limitations as of June 30, 2019 and December 31, 2018.
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

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
(in millions, except per share amounts)	Impact to Operating Income	Impact to Income from Continuing Operations	Impact to Diluted EPS from Continuing Operations	Impact to Operating Income	Impact to Income from Continuing Operations	Impact to Diluted EPS from Continuing Operations
Exit and disposal costs	$1.5	$1.2	$0.02	$4.6	$3.4	$0.05
Other facility rationalization costs	0.9	0.7	0.01	2.7	2.0	0.04
Acquisition related costs:
Inventory step-up amortization	0.7	0.5	0.01	0.4	0.3	0.01
Other acquisition costs	1.4	1.1	0.02	0.5	0.5	0.01
Litigation costs	—	—	—	1.4	1.1	0.02
Gain and costs from step acquisition	—	(0.3)	—	—	—	—
Gains from divestitures	—	—	—	(1.9)	(1.6)	(0.03)
Discrete tax items[1]	—	(5.1)	(0.09)	—	(4.6)	(0.07)
Total items affecting comparability	$4.5	$(1.9)	$(0.03)	$7.7	$1.1	$0.03

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
(in millions, except per share amounts)	Impact to Operating Income	Impact to Income from Continuing Operations	Impact to Diluted EPS from Continuing Operations	Impact to Operating Income	Impact to Income from Continuing Operations	Impact to Diluted EPS from Continuing Operations
Exit and disposal costs	$8.3	$6.3	$0.11	$7.7	$5.8	$0.09
Other facility rationalization costs	2.3	1.8	0.03	4.9	3.7	0.06
Acquisition related costs:
Inventory step-up amortization	1.2	0.9	0.01	0.4	0.3	0.01
Other acquisition costs	2.9	2.2	0.04	1.6	1.3	0.02
Litigation costs	—	—	—	1.4	1.1	0.02
Gain from contingent consideration	(3.0)	(3.0)	(0.05)	—	—	—
Gain and costs from step acquisition	—	(0.3)	—	—	—	—
Gains from divestitures	—	—	—	(3.9)	(3.1)	(0.05)
Discrete tax items[1]	—	(5.0)	(0.09)	—	(3.5)	(0.06)
Total items affecting comparability	$11.7	$2.9	$0.05	$12.1	$5.6	$0.09
1.In order to provide better information to the user, items affecting comparability include all discrete tax items items in this period and all comparative periods.
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
Item 3. Quantitative and Qualitative Disclosure about Market Risk
There have been no material changes in the Company’s market risk for the six months ended June 30, 2019. For additional information, refer to "PART II—Item 7A. Quantitative and Qualitative Disclosures About Market Risk" of the Company’s 2018 Annual Report on Form 10-K.
Item 4. Controls and Procedures
a.Evaluation of disclosure controls and procedures. Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation and as of June 30, 2019, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.
b.Changes in internal controls. During the first six months of 2019, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Environmental Matters
We are subject to increasingly stringent environmental laws and regulations, including those relating to air emissions, wastewater discharges, chemical and hazardous waste management and disposal. Some of these environmental laws hold owners or operators of land or businesses liable for their own and for previous owners’ or operators’ releases of hazardous or toxic substances or wastes. Other environmental laws and regulations require the obtainment, and compliance with, environmental permits. To date, costs of complying with environmental, health and safety requirements have not been material, and we do not have any significant accruals related to potential future costs of environmental remediation as of June 30, 2019, nor are any asset retirement obligations recorded as of that date. The nature of our operations and our long history of industrial activities at certain of our current or former facilities, as well as those acquired could potentially result in material environmental liabilities.
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
Item 1A. Risk Factors
During the six months ended June 30, 2019, there were no material changes to the risk factors disclosed in "PART I—Item 1A. Risk Factors" of the Company’s 2018 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the repurchase of common stock during the three months ended June 30, 2019:

(shares in thousands)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
April 2019	47	$125.28	—	6,394
May 2019	289	135.91	288	6,106
June 2019	262	136.82	262	5,844
Total	598		550
1.Represents the remaining total number of shares that can be repurchased under the Company’s stock repurchase program. On February 5, 2019, the Board approved a 5 million share increase in the Company's stock repurchase programs.
The Company may also reacquire shares outside of the repurchase program from time to time in connection with the forfeiture of shares in satisfaction of tax withholding obligations from the vesting of share-based compensation. There were approximately 48 thousand shares reacquired in transactions outside of the share repurchase program during the six months ended June 30, 2019.
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

CARLISLE COMPANIES INCORPORATED

Date:	July 25, 2019	By:	/s/ Robert M. Roche
Robert M. Roche
Vice President and Chief Financial Officer