Form 10-Q
period 2019-09-30
CARLISLE COMPANIES INC
filed 2019-10-24
CIK 790051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2019

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

On October 16, 2019, there were 56,673,326 shares of the registrant's common stock outstanding, par value $1.00 per share.

Carlisle Companies Incorporated

PART I
Item 1. Financial Statements
Carlisle Companies Incorporated
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2019	2018	2019	2018
Revenues	$1,280.6	$1,181.4	$3,667.3	$3,402.2

Cost of goods sold	900.4	867.1	2,604.3	2,506.3
Selling and administrative expenses	175.0	164.8	511.5	473.3
Research and development expenses	15.2	12.3	45.0	40.4
Other operating (income) expense, net	(1.0)	(2.8)	(6.4)	(12.2)
Operating income	191.0	140.0	512.9	394.4
Interest expense, net	16.7	16.3	49.6	49.2
Interest income	(1.7)	(3.3)	(6.2)	(7.5)
Other non-operating (income) expense, net	(1.2)	5.1	(2.2)	6.3
Income from continuing operations before income taxes	177.2	121.9	471.7	346.4
Provision for income taxes	37.9	25.0	102.0	76.9
Income from continuing operations	139.3	96.9	369.7	269.5

Discontinued operations:
(Loss) income before income taxes	(1.8)	2.6	(1.8)	300.3
(Benefit from) provision for income taxes	(0.4)	(0.2)	(2.3)	46.8
(Loss) income from discontinued operations	(1.4)	2.8	0.5	253.5
Net income	$137.9	$99.7	$370.2	$523.0

Basic earnings per share attributable to common shares:
Income from continuing operations	$2.45	$1.61	$6.46	$4.40
(Loss) income from discontinued operations	(0.02)	0.05	0.01	4.15
Basic earnings per share	$2.43	$1.66	$6.47	$8.55

Diluted earnings per share attributable to common shares:
Income from continuing operations	$2.42	$1.59	$6.40	$4.37
(Loss) income from discontinued operations	(0.02)	0.05	0.01	4.12
Diluted earnings per share	$2.40	$1.64	$6.41	$8.49

Average shares outstanding (in thousands):
Basic	56,657	59,826	57,073	60,712
Diluted	57,335	60,329	57,621	61,176

Comprehensive income:
Net income	$137.9	$99.7	$370.2	$523.0
Other comprehensive income:
Foreign currency losses	(23.6)	(8.4)	(23.3)	(21.6)
Amortization of unrecognized net periodic benefit costs, net of tax	0.7	0.6	2.0	2.6
Other, net of tax	(1.2)	—	(1.2)	0.5
Other comprehensive loss	(24.1)	(7.8)	(22.5)	(18.5)
Comprehensive income	$113.8	$91.9	$347.7	$504.5
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated
Condensed Consolidated Balance Sheets (Unaudited)

(in millions, except share and per share amounts)	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$658.1	$803.6
Receivables, net of allowance of $5.6 million and $5.1 million, respectively	862.0	698.3
Inventories, net	508.4	457.5
Prepaid expenses	25.4	22.0
Other current assets	53.5	75.3
Total current assets	2,107.4	2,056.7

Property, plant, and equipment, net	757.1	760.1
Goodwill, net	1,534.6	1,441.8
Other intangible assets, net	1,031.6	967.7
Other long-term assets	110.4	22.9
Total assets	$5,541.1	$5,249.2

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$371.8	$312.1
Accrued liabilities and other	293.6	258.0
Deferred revenue	26.8	25.5
Total current liabilities	692.2	595.6

Long-term liabilities:
Long-term debt	1,590.2	1,587.8
Deferred revenue	214.6	201.9
Other long-term liabilities	363.1	266.5
Total long-term liabilities	2,167.9	2,056.2

Shareholders' equity:
Preferred stock, $1 par value per share (5,000,000 shares authorized and unissued)	—	—
Common stock, $1 par value per share (200,000,000 shares; 56,494,919 and 57,957,912 shares outstanding, respectively)	78.7	78.7
Additional paid-in capital	405.0	383.8
Deferred compensation equity	2.9	8.0
Treasury shares, at cost (21,986,358 and 20,534,652 shares, respectively)	(1,308.1)	(1,102.4)
Accumulated other comprehensive loss	(144.6)	(122.1)
Retained earnings	3,647.1	3,351.4
Total shareholders' equity	2,681.0	2,597.4
Total liabilities and equity	$5,541.1	$5,249.2
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(in millions)	2019	2018
Operating activities:
Net income	$370.2	$523.0
Reconciliation of net income to net cash provided by operating activities:
Depreciation	65.6	64.6
Amortization	85.9	78.6
Lease expense	20.3	—
Stock-based compensation, net of tax benefit	19.2	17.8
Deferred taxes	(3.3)	(9.0)
Gain on sale of assets	0.3	(6.4)
Gain on sale of discontinued operation, net of tax	—	(251.0)
Other operating activities, net	5.3	0.4
Changes in assets and liabilities, excluding effects of acquisitions:
Receivables	(145.6)	(207.2)
Inventories	(9.1)	(61.9)
Prepaid expenses and other assets	8.2	(0.9)
Accounts payable	71.0	12.6
Accrued liabilities and other	12.6	(66.2)
Deferred revenues	13.1	11.8
Other long-term liabilities	(24.2)	(3.6)
Net cash provided by operating activities	489.5	102.6

Investing activities:
Acquisitions, net of cash acquired	(287.7)	(19.5)
Capital expenditures	(56.6)	(96.1)
Proceeds from sale of discontinued operation	—	758.0
Other investing activities, net	2.2	11.4
Net cash (used in) provided by investing activities	(342.1)	653.8

Financing activities:
Repurchases of common stock	(232.1)	(295.4)
Dividends paid	(74.5)	(69.7)
Proceeds from exercise of stock options	27.3	22.3
Withholding tax paid related to stock-based compensation	(9.7)	(9.7)
Other financing activities, net	(2.7)	—
Net cash used in financing activities	(291.7)	(352.5)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(1.2)	(0.4)
Change in cash and cash equivalents	(145.5)	403.5
Less: change in cash and cash equivalents of discontinued operations	—	1.3
Cash and cash equivalents at beginning of period	803.6	378.3
Cash and cash equivalents at end of period	$658.1	$780.5
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated
Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

	Common Stock		Additional Paid-In Capital	Deferred Compensation Equity	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Shares in Treasury		Total Shareholders' Equity
(in millions, except per share amounts)	Shares	Amount					Shares	Cost
Balance as of June 30, 2018	59.8	$78.7	$365.8	$7.8	$(102.9)	$3,211.5	18.6	$(888.6)	$2,672.3
Net income	—	—	—	—	—	99.7	—	—	99.7
Other comprehensive loss, net of tax	—	—	—	—	(7.8)	—	—	—	(7.8)
Cash dividends - $0.40 per share	—	—	—	—	—	(24.1)	—	—	(24.1)
Repurchases of common stock	(0.5)	—	—	—	—	—	0.5	(59.3)	(59.3)
Issuances and deferrals, net for stock based compensation(1)	0.3	—	12.0	0.5	—	—	(0.3)	12.4	24.9
Balance as of September 30, 2018	59.6	$78.7	$377.8	$8.3	$(110.7)	$3,287.1	18.8	$(935.5)	$2,705.7

Balance as of June 30, 2019	56.4	$78.7	$397.3	$3.0	$(120.5)	$3,537.5	22.0	$(1,312.8)	$2,583.2
Net income	—	—	—	—	—	137.9	—	—	137.9
Other comprehensive loss, net of tax	—	—	—	—	(24.1)	—	—	—	(24.1)
Cash dividends - $0.50 per share	—	—	—	—	—	(28.3)	—	—	(28.3)
Repurchases of common stock	—	—	—	—	—	—	—	—	—
Issuances and deferrals, net for stock based compensation(1)	0.1	—	7.7	(0.1)	—	—	(0.1)	4.7	12.3
Balance as of September 30, 2019	56.5	$78.7	$405.0	$2.9	$(144.6)	$3,647.1	21.9	$(1,308.1)	$2,681.0
(1)Issuances and deferrals, net for stock based compensation reflects share activity related to option exercises, restricted and performance shares vested and net issuances and deferrals associated with deferred compensation equity.
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated
Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

	Common Stock		Additional Paid-In Capital	Deferred Compensation Equity	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Shares in Treasury		Total Shareholders' Equity
(in millions, except per share amounts)	Shares	Amount					Shares	Cost
Balance as of December 31, 2017	61.8	$78.7	$353.7	$10.4	$(85.7)	$2,820.8	16.6	$(649.6)	$2,528.3
Adoption of accounting standards	—	—	—	—	(6.5)	13.0	—	—	6.5
Net income	—	—	—	—	—	523.0	—	—	523.0
Other comprehensive loss, net of tax	—	—	—	—	(18.5)	—	—	—	(18.5)
Cash dividends - $1.14 per share	—	—	—	—	—	(69.7)	—	—	(69.7)
Repurchases of common stock	(2.7)	—	—	—	—	—	2.7	(299.9)	(299.9)
Issuances and deferrals, net for stock based compensation(1)	0.5	—	24.1	(2.1)	—	—	(0.5)	14.0	36.0
Balance as of September 30, 2018	59.6	$78.7	$377.8	$8.3	$(110.7)	$3,287.1	18.8	$(935.5)	$2,705.7

Balance as of December 31, 2018	57.9	$78.7	$383.8	$8.0	$(122.1)	$3,351.4	20.5	$(1,102.4)	$2,597.4
Net income	—	—	—	—	—	370.2	—	—	370.2
Other comprehensive loss, net of tax	—	—	—	—	(22.5)	—	—	—	(22.5)
Cash dividends - $1.30 per share	—	—	—	—	—	(74.5)	—	—	(74.5)
Repurchases of common stock	(1.9)	—	—	—	—	—	1.9	(224.9)	(224.9)
Issuances and deferrals, net for stock based compensation(1)	0.5	—	21.2	(5.1)	—	—	(0.5)	19.2	35.3
Balance as of September 30, 2019	56.5	$78.7	$405.0	$2.9	$(144.6)	$3,647.1	21.9	$(1,308.1)	$2,681.0
(1)Issuances and deferrals, net for stock based compensation reflects share activity related to option exercises, restricted and performance shares vested and net issuances and deferrals associated with deferred compensation equity.
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
In the Company's opinion, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting solely of adjustments of a normal, recurring nature, except as disclosed in Note 2 for new accounting standards adopted, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. During the third quarter of 2019, the Company revised the Condensed Consolidated Statements of Income to reclassify interest income from interest expense, net to a separately disclosed line item. The Company has reclassified certain prior period amounts to conform to the current period presentation. The change was made to align the Condensed Consolidated Statements of Income with the generally accepted terminology.
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
Following is a summary of the effects of adopting ASC 842 on the Condensed Consolidated Balance Sheet:

	September 30, 2019
(in millions)	As Reported	Balances Without Adoption of ASC 842	Effect of Change Higher/(Lower)
Other current assets	$53.5	$54.0	$(0.5)
Other long-term assets	110.4	40.8	69.6
Accrued liabilities and other	293.6	272.2	21.4
Other long-term liabilities	363.1	315.4	47.7

Note 3—Segment Information

The Company has organized its operations into four segments, based on the products it sells, as follows:
Carlisle Construction Materials ("CCM")—the principal products of this segment are rubber (EPDM), thermoplastic polyolefin (TPO) and polyvinyl chloride (PVC) roofing membranes used predominantly on non-

residential low-sloped roofs, related roofing accessories, including flashings, fasteners, sealing tapes and coatings and waterproofing products. In addition, CCM offers a broad range of specialty polyurethane products and solutions across a broad diversity of markets and applications, and metal panel roofing primarily for residential and commercial markets. CCM also manufactures and distributes energy-efficient rigid foam insulation panels for substantially all roofing applications. The markets served primarily include new construction, re-roofing and maintenance of low-sloped roofs, water containment, HVAC sealants and coatings and waterproofing.
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
A summary of segment information follows:

	Three Months Ended September 30,
	2019		2018
(in millions)	Revenues	Operating Income (Loss)	Revenues	Operating Income (Loss)
Carlisle Construction Materials	$893.5	$173.0	$776.8	$120.9
Carlisle Interconnect Technologies	241.9	36.0	240.2	29.3
Carlisle Fluid Technologies	68.5	4.2	72.4	11.6
Carlisle Brake & Friction	76.7	5.7	92.0	(1.1)
Segment total	1,280.6	218.9	1,181.4	160.7
Corporate and unallocated(1)	—	(27.9)	—	(20.7)
Total	$1,280.6	$191.0	$1,181.4	$140.0

	Nine Months Ended September 30,
	2019		2018
(in millions)	Revenues	Operating Income (Loss)	Revenues	Operating Income (Loss)
Carlisle Construction Materials	$2,479.6	$448.4	$2,204.0	$338.1
Carlisle Interconnect Technologies	733.7	102.5	702.2	84.0
Carlisle Fluid Technologies	198.9	13.9	209.2	25.1
Carlisle Brake & Friction	255.1	20.5	286.8	6.3
Segment total	3,667.3	585.3	3,402.2	453.5
Corporate and unallocated(1)	—	(72.4)	—	(59.1)
Total	$3,667.3	$512.9	$3,402.2	$394.4
(1)Corporate operating loss includes other unallocated costs, primarily general corporate expenses.
Note 4—Acquisitions
Petersen Aluminum Corporation
On January 11, 2019, the Company acquired 100% of the equity of Petersen Aluminum Corporation ("Petersen"), for consideration of $207.2 million, including $5.2 million of cash acquired and post-closing adjustments, which were finalized in the first quarter of 2019. Petersen is a manufacturer and distributor of market leading architectural metal roof panels, steel and aluminum flat sheets and coils, wall panels, perimeter roof edge systems and related accessories for commercial, residential, institutional, industrial and agricultural markets.
In the three months ended September 30, 2019, and the period from January 11, 2019 to September 30, 2019, Petersen contributed revenues of $49.6 million and $133.4 million, respectively, and operating income of $4.4 million and $8.0 million, respectively, to the Company's consolidated results. The results of operations of the acquired business are reported as part of the CCM segment.
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

	Preliminary Allocation	Measurement Period Adjustments	Preliminary Allocation
(in millions)	As of 1/11/2019		9/30/2019
Total cash consideration transferred	$207.2	$—	$207.2
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	5.2	—	5.2
Receivables, net	11.5	—	11.5
Inventories, net	39.5	(0.3)	39.2
Prepaid expenses and other current assets	2.1	—	2.1
Property, plant and equipment	17.8	—	17.8
Definite-lived intangible assets	109.3	0.8	110.1
Other long-term assets	9.5	—	9.5
Accounts payable	(5.9)	—	(5.9)
Income tax payable	1.7	—	1.7
Accrued liabilities and other	(8.7)	—	(8.7)
Other long-term liabilities	(12.4)	—	(12.4)
Deferred income taxes	(25.4)	(0.2)	(25.6)
Total identifiable net assets	144.2	0.3	144.5
Goodwill	$63.0	$(0.3)	$62.7
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
MicroConnex Corporation
On April 1, 2019, the Company acquired 100% of the equity of MicroConnex Corporation ("MicroConnex") for consideration of approximately $46.2 million, including $0.8 million of cash acquired and post-closing adjustments. MicroConnex is a manufacturer of highly engineered microminiature flex circuits and sensors for the medical and test and measurement markets.
In the three months ended September 30, 2019 and the period from April 1, 2019 to September 30, 2019, MicroConnex contributed revenues of $3.5 million and $6.5 million, respectively, and operating income (loss) of $0.1 million and $(0.5) million, respectively, to the Company's consolidated results. The results of operations of the acquired business are reported within the CIT segment.
Consideration has been preliminarily allocated to goodwill of $15.1 million, $27.4 million to definite-lived intangible assets, $0.9 million to inventory, $3.4 million to accounts receivable, $0.6 million to accounts payable and $7.0 million to deferred income and other taxes payable. Definite-lived intangible assets consist of customer relationships with an estimated useful life of 12 years, trade names with a useful life of 17 years and acquired technologies with a useful life of 5 years. Of the $15.1 million of goodwill, none is deductible for tax purposes. All of the goodwill has been preliminarily assigned to the CIT reporting unit, which aligns with the reportable segment.
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
A summary of the results from discontinued operations included in the Condensed Consolidated Statements of Income follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Revenues	$—	$—	$—	$69.5

Cost of goods sold	—	—	—	49.5
Other operating expenses, net	1.8	0.7	1.8	16.5
Operating (loss) income	(1.8)	(0.7)	(1.8)	3.5
Other non-operating (income) expense, net	—	—	—	—
(Loss) income from discontinued operations before income taxes	(1.8)	(0.7)	(1.8)	3.5
Gain on sale of discontinued operations	—	3.3	—	296.8
(Benefit from) provision for income taxes	(0.4)	(0.2)	(2.3)	46.8
(Loss) income from discontinued operations	$(1.4)	$2.8	$0.5	$253.5
A summary of cash flows from discontinued operations included in the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, follows:

(in millions)	2018
Net cash used in operating activities	$(2.0)
Net cash used in investing activities	(8.1)
Net cash provided by financing activities(1)	11.4
Change in cash and cash equivalents from discontinued operations	$1.3
(1)Represents borrowings from the Carlisle cash pool to fund capital expenditures and acquisitions.
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

Income from continuing operations and share data used in the basic and diluted earnings per share computations using the two-class method follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except share and per share amounts)	2019	2018	2019	2018
Income from continuing operations	$139.3	$96.9	$369.7	$269.5
Less: dividends declared	(28.3)	(24.1)	(74.5)	(69.7)
Undistributed earnings	111.0	72.8	295.2	199.8
Percent allocated to common shareholders(1)	99.7%	99.3%	99.7%	99.3%
	110.7	72.3	294.3	198.4
Add: dividends declared on common stock, restricted share units and vested and deferred restricted and performance shares	28.2	23.8	74.3	69.0
Income from continuing operations attributable to common shares	$138.9	$96.1	$368.6	$267.4

Shares (in thousands):
Basic weighted-average shares outstanding	56,657	59,826	57,073	60,712
Effect of dilutive securities:
Performance awards	203	118	182	118
Stock options	475	385	366	346
Diluted weighted-average shares outstanding	57,335	60,329	57,621	61,176

Per share income from continuing operations attributable to common shares:
Basic	$2.45	$1.61	$6.46	$4.40
Diluted	$2.42	$1.59	$6.40	$4.37

(1) Basic weighted-average common shares outstanding (in thousands)	56,657	59,826	57,073	60,712
Basic weighted-average shares outstanding and unvested restricted shares expected to vest (in thousands)	56,837	60,227	57,253	61,113
Percent allocated to common shareholders	99.7%	99.3%	99.7%	99.3%
To calculate earnings per share for income from discontinued operations and for net income, the denominator for both basic and diluted earnings per share is the same as used in the above table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except share amounts presented in thousands)	2019	2018	2019	2018
(Loss) income from discontinued operations attributable to common shareholders for basic and diluted earnings per share	$(1.4)	$2.8	$0.5	$251.9
Net income attributable to common shareholders for basic and diluted earnings per share	137.5	98.9	369.1	519.3
Anti-dilutive stock options excluded from EPS calculation(1)	—	327	3	604
(1)Represents stock options excluded from the calculation of diluted earnings per share, as such options’ assumed proceeds upon exercise would result in the repurchase of more shares than the underlying award.
Note 7—Revenue Recognition
The Company receives payment at the inception of the contract for separately priced extended service warranties, and revenue is deferred and recognized on a straight-line basis over the life of the contracts. Remaining performance obligations for extended service warranties represent the transaction price for the remaining stand-ready obligation to perform warranty services. A summary of estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied as of September 30, 2019, follows:

(in millions)	Remainder of 2019	2020	2021	2022	2023	2024	Thereafter
Extended service warranties	$5.5	$21.2	$20.2	$19.0	$17.8	$16.8	$135.2
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

(in millions)	2019	2018
Balance as of January 1	$227.4	$215.8
Revenue recognized	(48.6)	(53.7)
Revenue deferred	61.5	64.9
Acquired liabilities	1.1	0.3
Balance as of September 30	$241.4	$227.3
Contract assets relate to the Company's right to payment for performance completed to date under a contract, and primarily include highly customized product contracts within the CIT segment. Accounts receivable are recorded when the right to payment becomes unconditional. A summary of the change in contract assets for the nine months ended September 30, follows:

(in millions)	2019	2018
Balance as of January 1	$44.7	$—
Adoption of ASC 606	—	22.8
Revenue recognized and unbilled	179.6	118.6
Revenue billed	(161.0)	(92.3)
Balance as of September 30	$63.3	$49.1
Revenues by End-Market
A summary of revenues disaggregated by major end-market industries and reconciliation of disaggregated revenue by segment follows:

	Three Months Ended September 30, 2019
(in millions)	CCM	CIT	CFT	CBF	Total
General construction	$840.5	$—	$—	$—	$840.5
Aerospace	—	157.8	—	5.8	163.6
Heavy equipment	25.6	—	—	59.3	84.9
Transportation	—	—	39.6	8.4	48.0
Medical	—	41.6	—	—	41.6
General industrial and other	27.4	42.5	28.9	3.2	102.0
Total revenues	$893.5	$241.9	$68.5	$76.7	$1,280.6

	Three Months Ended September 30, 2018
(in millions)	CCM	CIT	CFT	CBF	Total
General construction	$716.0	$—	$—	$—	$716.0
Aerospace	—	160.3	—	5.8	166.1
Heavy equipment	29.8	—	—	74.4	104.2
Transportation	—	—	36.6	9.7	46.3
Medical	—	39.1	—	—	39.1
General industrial and other	31.0	40.8	35.8	2.1	109.7
Total revenues	$776.8	$240.2	$72.4	$92.0	$1,181.4

	Nine Months Ended September 30, 2019
(in millions)	CCM	CIT	CFT	CBF	Total
General construction	$2,322.6	$—	$—	$—	$2,322.6
Aerospace	—	496.2	—	16.1	512.3
Heavy equipment	81.0	—	—	204.0	285.0
Transportation	—	—	108.3	26.0	134.3
Medical	—	110.2	—	—	110.2
General industrial and other	76.0	127.3	90.6	9.0	302.9
Total revenues	$2,479.6	$733.7	$198.9	$255.1	$3,667.3

	Nine Months Ended September 30, 2018
(in millions)	CCM	CIT	CFT	CBF	Total
General construction	$2,030.4	$—	$—	$—	$2,030.4
Aerospace	—	465.9	—	15.6	481.5
Heavy equipment	87.6	—	—	232.9	320.5
Transportation	—	—	109.7	31.0	140.7
Medical	—	108.4	—	—	108.4
General industrial and other	86.0	127.9	99.5	7.3	320.7
Total revenues	$2,204.0	$702.2	$209.2	$286.8	$3,402.2
Revenues by Geographic Area
A summary of revenues based on the country to which the product was delivered and reconciliation of disaggregated revenue by segment follows:

	Three Months Ended September 30, 2019
(in millions)	CCM	CIT	CFT	CBF	Total
United States	$798.4	$172.7	$31.2	$30.9	$1,033.2
International:
Europe	53.3	17.1	11.9	21.2	103.5
Asia	5.8	25.6	22.1	17.3	70.8
Canada	28.1	1.7	2.2	1.0	33.0
Mexico	0.5	13.1	0.5	2.6	16.7
Middle East and Africa	5.0	4.5	0.5	0.5	10.5
Other	2.4	7.2	0.1	3.2	12.9
Total international	95.1	69.2	37.3	45.8	247.4
Total revenues	$893.5	$241.9	$68.5	$76.7	$1,280.6

	Three Months Ended September 30, 2018
(in millions)	CCM	CIT	CFT	CBF	Total
United States	$687.2	$171.6	$29.2	$41.1	$929.1
International:
Europe	52.2	20.5	14.2	24.4	111.3
Asia	3.8	24.8	24.0	18.9	71.5
Canada	27.7	1.4	1.9	0.8	31.8
Mexico	1.0	12.1	2.3	3.3	18.7
Middle East and Africa	3.3	6.8	0.4	0.5	11.0
Other	1.6	3.0	0.4	3.0	8.0
Total international	89.6	68.6	43.2	50.9	252.3
Total revenues	$776.8	$240.2	$72.4	$92.0	$1,181.4

	Nine Months Ended September 30, 2019
(in millions)	CCM	CIT	CFT	CBF	Total
United States	$2,214.2	$526.2	$90.9	$97.5	$2,928.8
International:
Europe	160.6	53.4	37.4	78.7	330.1
Asia	15.5	83.2	62.4	56.0	217.1
Canada	70.6	4.1	4.8	2.8	82.3
Mexico	1.7	38.8	1.2	8.6	50.3
Middle East and Africa	10.4	18.0	1.5	1.1	31.0
Other	6.6	10.0	0.7	10.4	27.7
Total international	265.4	207.5	108.0	157.6	738.5
Total revenues	$2,479.6	$733.7	$198.9	$255.1	$3,667.3

	Nine Months Ended September 30, 2018
(in millions)	CCM	CIT	CFT	CBF	Total
United States	$1,949.8	$491.9	$85.5	$121.3	$2,648.5
International:
Europe	144.0	65.8	42.5	83.6	335.9
Asia	12.6	73.3	68.4	58.4	212.7
Canada	75.6	3.9	5.2	2.2	86.9
Mexico	3.3	36.5	4.9	10.8	55.5
Middle East and Africa	12.2	21.1	1.8	1.0	36.1
Other	6.5	9.7	0.9	9.5	26.6
Total international	254.2	210.3	123.7	165.5	753.7
Total revenues	$2,204.0	$702.2	$209.2	$286.8	$3,402.2

Note 8—Stock-Based Compensation
Stock-based compensation cost by award type follows:

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock option awards	$2.6	$3.2	$8.2	$7.8
Restricted stock awards	1.7	2.3	5.8	6.4
Performance share awards	1.4	2.2	4.5	6.1
Restricted stock units	—	—	1.3	1.4
Stock appreciation rights	2.1	—	5.0	—
Total stock-based compensation cost	$7.8	$7.7	$24.8	$21.7
In 2018, the Board authorized a grant of stock options to U.S. employees and stock appreciation rights to employees outside of the U.S. This grant contributed $2.8 million and $7.3 million to stock-based compensation cost for the three and nine months ended September 30, 2019, respectively, and $1.1 million to stock-based compensation cost for the three and nine months ended September 30, 2018. As of September 30, 2019, compensation cost of $1.9 million was capitalized as inventory and will be recognized in costs of goods sold when that related inventory is sold.
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

CIT
During 2019, the Company announced plans to relocate its manufacturing operations in El Segundo, California, and Riverside, California, to existing manufacturing operations in North America. During the three and nine months ended September 30, 2019, exit and disposal costs totaled $1.3 million and $5.7 million, respectively, primarily for employee termination benefit costs. The project is estimated to take 12 to 18 months to complete. Cumulative exit and disposal costs are expected to approximate $9.5 million, with approximately $3.3 million costs remaining to be incurred, primarily in 2019.
CFT
During the first quarter of 2019, the Company initiated plans to reduce costs and streamline processes by eliminating certain positions within selling, general and administrative and manufacturing functions. The costs to complete this project totaled $2.1 million and were recognized primarily in the first quarter of 2019.
CBF
The Company is substantially complete with its project to exit its manufacturing operations in Tulsa, Oklahoma, and relocate the majority of those operations to its existing manufacturing facility in Medina, Ohio. During the three and nine months ended September 30, 2019, exit and disposal costs totaled $0.5 million and $1.7 million, respectively, primarily reflecting facility closure costs and employee termination benefits. Total associated exit and disposal costs are expected to approximate $20.9 million, with cumulative exit and disposal costs of $20.4 million recognized as of September 30, 2019. Remaining costs of approximately $0.5 million are expected to be incurred throughout the remainder of 2019.
Consolidated Summary
The Company's exit and disposal costs by activity follows:

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Employee severance and benefit arrangements	$0.5	$0.5	$6.6	$2.2
Lease termination cost	0.5	—	1.4	—
Relocation costs	0.1	0.3	0.2	0.7
Accelerated depreciation	0.1	0.4	0.1	1.5
Other restructuring costs	0.6	2.9	1.8	7.4
Total exit and disposal costs	$1.8	$4.1	$10.1	$11.8
The Company's exit and disposal costs by segment follows:

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Carlisle Interconnect Technologies	$1.3	$0.6	$6.1	$2.5
Carlisle Fluid Technologies	—	0.3	2.1	0.8
Carlisle Brake & Friction	0.5	3.2	1.7	8.5
Carlisle Construction Materials	—	—	0.2	—
Total exit and disposal costs	$1.8	$4.1	$10.1	$11.8
The Company's exit and disposal costs by financial statement line item follows:

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of goods sold	$1.2	$4.0	$5.7	$10.0
Selling and administrative expenses	0.6	—	4.1	1.3
Other operating expense, net	—	—	0.2	0.4
Research and development expenses	—	0.1	0.1	0.1
Total exit and disposal costs	$1.8	$4.1	$10.1	$11.8

The Company's change in exit and disposal activities liability follows:

(in millions)	Total
Balance as of December 31, 2018	$1.2
Charges	10.1
Cash payments	(5.9)
Balance as of September 30, 2019	$5.4
The liability of $5.4 million primarily relates to employee severance and benefit arrangements and is included in accrued liabilities and other.
Note 10—Income Taxes
The effective income tax rate on continuing operations for the nine months ended September 30, 2019, was 21.6%. The year-to-date provision for income taxes included taxes on earnings at an anticipated rate of 23.4% and a year-to-date net discrete tax benefit of $7.2 million. The year-to-date net discrete tax benefit relates primarily to a reduced tax liability on prior year tax filings of $5.4 million and excess tax benefits related to employee stock compensation of $2.1 million.
The effective income tax rate on continuing operations for the nine months ended September 30, 2018, was 22.2%. The year-to-date provision for income taxes includes taxes on earnings at an anticipated rate of approximately 24.6% and a year-to-date net discrete tax benefit of $8.4 million.
Note 11—Inventories, net

(in millions)	September 30, 2019	December 31, 2018
Raw materials	$222.2	$195.1
Work-in-process	67.6	59.5
Finished goods	256.6	236.5
Reserves	(38.0)	(33.6)
Inventories, net	$508.4	$457.5

Note 12—Goodwill and Other Intangible Assets, net
The changes in the carrying amount of goodwill, net by segment follows:

(in millions)	CCM	CIT	CFT	CBF(1)	Total
Balance as of December 31, 2018	$532.8	$643.1	$169.5	$96.4	$1,441.8
Goodwill acquired during year(2)(3)	64.3	15.8	16.1	—	96.2
Measurement period adjustments	0.3	(2.0)	1.7	—	—
Currency translation and other	(1.7)	(0.2)	(1.5)	—	(3.4)
Balance as of September 30, 2019	$595.7	$656.7	$185.8	$96.4	$1,534.6
(1)CBF goodwill, net is presented net of accumulated impairment losses of $130.0 million recorded in 2016. No other segments have incurred impairment losses.
(2)Refer to Note 4 for further information on goodwill resulting from recent acquisitions.
(3)In addition to the acquisitions disclosed in Note 4, the Company acquired four businesses for an aggregate purchase price of $42.1 million during the first nine months of 2019.

A summary of the Company's other intangible assets, net follows:

	September 30, 2019			December 31, 2018
(in millions)	Acquired Cost	Accumulated Amortization	Net Book Value	Acquired Cost	Accumulated Amortization	Net Book Value
Assets subject to amortization:
Customer relationships	$941.1	$(337.5)	$603.6	$843.8	$(287.7)	$556.1
Technology and intellectual property	283.9	(153.7)	130.2	268.8	(129.3)	139.5
Trade names and other	91.3	(35.5)	55.8	45.4	(16.4)	29.0
Assets not subject to amortization:
Trade names	242.0	—	242.0	243.1	—	243.1
Other intangible assets, net	$1,558.3	$(526.7)	$1,031.6	$1,401.1	$(433.4)	$967.7
The net book values of other intangible assets, net by reportable segment follows:

(in millions)	September 30, 2019	December 31, 2018
Carlisle Construction Materials	$357.2	$285.3
Carlisle Interconnect Technologies	316.1	313.4
Carlisle Fluid Technologies	275.1	280.9
Carlisle Brake & Friction	81.8	86.6
Corporate	1.4	1.5
Total	$1,031.6	$967.7

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

(in millions)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$7.1	$20.3
Variable lease cost	0.4	3.7
Short-term lease cost	1.1	2.6
Total lease cost	$8.6	$26.6

A summary of lease assets and liabilities follows:

(in millions)	September 30, 2019
Assets:
Operating lease right-of-use assets(1)	$75.7
Liabilities:
Operating lease liabilities - current(2)	20.7
Operating lease liabilities - long-term(3)	60.8
Total lease liabilities	$81.5
(1)Included in other long-term assets.
(2)Included in accrued liabilities and other.
(3)Included in other long-term liabilities.

Maturity of lease liabilities as of September 30, 2019, follow:

(in millions)	Remainder of 2019	2020	2021	2022	2023	2024	Thereafter	Total
Lease payments	$7.0	$21.3	$16.0	$11.7	$9.1	$6.6	$22.8	$94.5
Less: imputed interest								(13.0)
Total lease liabilities								$81.5

As previously disclosed in our 2018 Annual Report on Form 10-K and under the previous lease accounting standard, future minimum lease payments for non-cancelable operating leases in future years would have been as follows:

(in millions)	2019	2020	2021	2022	2023	Thereafter
Future minimum lease payments	$16.7	$10.8	$6.8	$4.9	$4.2	$5.1

Lease Term and Discount Rate

September 30, 2019
Operating leases:
Weighted-average remaining lease term (in years)	6.5
Weighted-average discount rate	3.9%

Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of operating lease liabilities totaled $14.7 million for the nine months ended September 30, 2019. Operating lease right-of-use assets obtained in exchange for new operating lease liabilities totaled $93.6 million for the nine months ended September 30, 2019, of which $69.1 million related to the adoption of ASC 842.

Note 14—Long-term Debt

(in millions)			Fair Value(1)
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
3.75% Notes due 2027	$600.0	$600.0	$623.4	$579.4
3.5% Notes due 2024	400.0	400.0	407.9	386.4
3.75% Notes due 2022	350.0	350.0	358.0	345.5
5.125% Notes due 2020	250.0	250.0	256.9	255.0
Unamortized discount, debt issuance costs, and other	(9.8)	(12.2)
Total long term-debt	1,590.2	1,587.8
(1)The fair value is estimated based on current yield rates plus the Company’s estimated credit spread available for financings with similar terms and maturities. Based on these inputs, the debt instruments are classified as Level 2 in the fair value hierarchy.
Revolving Credit Facility
During the nine months ended September 30, 2019, there were no borrowings or repayments under the Facility. As of September 30, 2019 and December 31, 2018, the Facility had no outstanding balance and $1.0 billion available for use.
Covenants and Limitations
Under the Company’s debt and credit facilities, the Company is required to meet various restrictive covenants and limitations, including limitations on certain leverage ratios, interest coverage, and limits on outstanding debt balances held by certain subsidiaries. The Company was in compliance with all covenants and limitations as of September 30, 2019 and December 31, 2018.
Letters of Credit and Guarantees
During the normal course of business, the Company enters into commitments in the form of letters of credit and bank guarantees to provide financial and performance assurance to third parties. As of September 30, 2019 and December 31, 2018, the Company had $25.6 million and $26.0 million in letters of credit and bank guarantees outstanding, respectively. The Company has multiple arrangements to obtain letters of credit, which include an agreement with unspecified availability and separate agreements for up to $80.0 million in letters of credit, of which $54.4 million was available for use as of September 30, 2019.
Note 15—Defined Benefit Plan
The Company recognizes net periodic benefit cost based on the actuarial analysis performed at the previous year end, adjusted if certain significant events occur during the year.
The components of net periodic benefit cost follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Service cost	$0.7	$0.8	$2.1	$2.4
Interest cost	1.6	1.3	4.6	4.1
Expected return on plan assets	(2.4)	(2.5)	(7.2)	(7.7)
Amortization of unrecognized loss(1)	0.8	1.1	2.5	3.4
Net periodic benefit cost	$0.7	$0.7	$2.0	$2.2
(1)Includes amortization of unrecognized actuarial (gain) loss and prior service credits and excludes provision for income tax of $(0.2) million and $(0.6) million for the three and nine months ended September 30, 2019, and $(0.6) million and $(0.9) million for the three and nine months ended September 30, 2018, respectively.
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

Note 16—Standard Product Warranties
The Company offers various standard warranty programs on its products, primarily for certain installed roofing systems, high-performance cables and assemblies, fluid technologies and braking products. The Company’s liability for such warranty programs is included in accrued expenses. The change in standard product warranty liabilities for the nine months ended September 30, follows:

(in millions)	2019	2018
Balance as of January 1	$31.9	$30.4
Current year provision	12.9	16.6
Current year claims	(14.7)	(12.1)
Currency translation	(0.4)	(0.2)
Balance as of September 30	$29.7	$34.7

Note 17—Financial Instruments
Foreign Currency Forward Contracts
The Company uses foreign currency forward contracts to hedge a portion of its foreign currency exchange rate exposure to forecasted foreign currency denominated cash flows. These instruments are not held for speculative or trading purposes.
A summary of the Company's designated and non-designated cash flow hedges follows:

	September 30, 2019		December 31, 2018
(in millions)	Fair Value(1)	Notional Value	Fair Value(1)	Notional Value
Designated hedges	$(1.3)	$119.3	$0.2	$95.0
Non-designated hedges	(0.4)	48.0	0.1	49.9
(1)The fair value of foreign currency forward contracts is included in other current assets. The fair value was estimated using observable market inputs such as forward and spot prices of the underlying exchange rate pair. Based on these inputs, derivative assets and liabilities are classified as Level 2 in the fair value hierarchy.
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
The change in accumulated other comprehensive income (loss) related to cash flow hedges for the three and nine months ended September 30, follows:

(in millions)	2019	2018
Balance as of July 1	$(3.2)	$(3.5)
Other comprehensive loss before reclassifications	(1.8)	(0.1)
Amounts reclassified from accumulated other comprehensive loss	0.6	0.1
Other comprehensive (loss) income	(1.2)	—
Balance as of September 30	$(4.4)	$(3.5)

(in millions)	2019	2018
Balance as of January 1	$(3.2)	$(4.0)
Other comprehensive income before reclassifications	(1.5)	0.2
Amounts reclassified from accumulated other comprehensive loss	0.3	0.3
Other comprehensive (loss) income	(1.2)	0.5
Balance as of September 30	$(4.4)	$(3.5)
For instruments that are not designated as a cash flow hedge, the Company had foreign exchange contracts with maturities less than one year. The unrealized gains and losses resulting from these contracts were immaterial and are recognized in other non-operating (income) expense, net and partially offset corresponding foreign exchange gains and losses on these balances.

Deferred Compensation Rabbi Trust
The Company has established a Rabbi Trust to provide for a degree of financial security to cover its obligations associated with its deferred compensation plan. Contributions to the Rabbi Trust by the Company are made at the discretion of management and generally are made in cash and invested in money-market funds. The Company consolidates the Rabbi Trust and therefore includes the investments in its Condensed Consolidated Balance Sheets. As of September 30, 2019 and December 31, 2018, the Company had $5.9 million and $10.7 million of cash, respectively, and $5.3 million and $4.3 million of short-term investments, respectively. The short-term investments are measured at fair value using quoted market prices in active markets (i.e., Level 1 measurements) with changes in fair value recorded in net income and the associated cash flows presented as operating cash flows.
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
Environmental Matters
The Company is subject to increasingly stringent environmental laws and regulations, including those relating to air emissions, wastewater discharges, chemical and hazardous waste management, and disposal. Some of these environmental laws hold owners or operators of land or businesses liable for their own and for previous owners’ or operators’ releases of hazardous or toxic substances or wastes. Other environmental laws and regulations require the obtainment of, and compliance with, environmental permits. To date, costs of complying with environmental, health, and safety requirements have not been material, and the Company did not have any significant accruals related to potential future costs of environmental remediation as of September 30, 2019, nor are any asset retirement obligations recorded as of that date. However, the nature of the Company’s operations and its long history of industrial activities at certain of its current or former facilities, as well as those acquired, could potentially result in material environmental liabilities or asset retirement obligations.
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
Note 19—Subsequent Events
On October 21, 2019, the Company announced the signing of a definitive agreement to acquire Providien LLC, a leading provider of comprehensive manufacturing solutions for global medical device original equipment manufacturers ("OEMs") including, thermoforming, medical device contract manufacturing, precision machining and metals, and medical injection molding. The transaction is subject to customary closing conditions and is expected to close in the fourth quarter of 2019. The results of operations of the acquired business will be reported within the CIT segment upon the close of the acquisition.
On October 21, 2019, the Company announced it had submitted an irrevocable and binding offer, and entered into exclusive discussions to acquire 100% of the shares of Draka Fileca SAS from Prysmian SpA. Draka Fileca is a leader in highly engineered interconnect solutions for harsh environments, providing high-end cable solutions to important European aerospace and space and defense customers. The transaction is subject to customary closing conditions, including regulatory clearances, and is expected to close no later than the first quarter of 2020. The results of operations of the acquired business will be reported within the CIT segment upon the close of the acquisition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Carlisle Companies Incorporated ("Carlisle", the "Company", "we", "us" or "our") is a diversified, global portfolio of niche brands that manufacture highly engineered products. Carlisle is committed to generating superior shareholder returns by combining a unique management style of decentralization, entrepreneurial spirit, active mergers and acquisitions, and a balanced approach to capital deployment, all with a culture of continuous improvement as embodied in the Carlisle Operating System ("COS"). Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide a reader of our financial statements with a narrative from the perspective of Company management. All references to "Notes" refer to our Notes to Condensed Consolidated Financial Statements in Item 1 to this quarterly report on Form 10-Q.
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

Carlisle's record third quarter sales and diluted EPS results demonstrate continued progress towards our Vision 2025 goals of $8 billion in revenues, 20% operating income, and 15% return on invested capital ("ROIC"). Third quarter revenue growth was concentrated in our two largest business segments that deliver approximately 85% of overall revenues for Carlisle. At Carlisle Construction Materials ("CCM") and Carlisle Interconnect Technologies ("CIT"), demand remains strong within the commercial roofing, architectural metals, commercial aerospace, and medical technologies platforms. We drove solid incremental margins by leveraging our volume growth, combined with continued pricing traction, a favorable raw material environment, efficiencies gained from prior years' restructuring efforts, and savings from COS.

At CCM we continue to be encouraged by the underlying demand, backlog, and re-roofing momentum in the North American non-residential roofing markets. These factors, along with tight labor markets, a historically wet spring, and tightening manufacturing capacity in the industry are driving contractors and distributors to the Carlisle Experience, which delivers the right product at the right place at the right time.

At CIT, despite 737 MAX 8 issues at Boeing, the aerospace environment is strong and backlog at major original equipment manufacturers ("OEMs") remains at record levels. Additionally, medical technology markets remain robust, continuing to reflect the needs of an aging population and increased preference for minimally invasive surgical procedures.

However, throughout the year we have seen increasingly negative impacts on the global economy related to indecision and uncertainty produced by a failure to resolve both Brexit and the U.S./China trade negotiations. Late in the second quarter, we began to feel the effects in our most global businesses, Carlisle Fluid Technologies ("CFT") and Carlisle Brake & Friction ("CBF"), which accelerated into the third quarter. Having delivered 3.4% third quarter organic growth in this environment, we remain optimistic that meaningful progress toward resolution would bolster confidence in global economies and provide fuel for growth in the near-term, assisting us in driving our Vision 2025 goals of 5% organic growth.
On the mergers and acquisitions front, we are pleased to announce our commitments to acquire Providien, LLC ("Providien") and Draka Fileca SAS ("Draka Fileca"), both within our CIT segment.

Providien, based in San Diego, California, is a leading provider of comprehensive solutions for global medical device OEMs, including medical device contract manufacturing, precision machining and metals, thermoforming, and medical injection molding. Providien demonstrates Carlisle's commitment to Vision 2025 where we seek to build our medical technology platform, transitioning CIT to a more balanced portfolio of interconnect solutions.

Draka Fileca, based in Sainte-Genevieve, France, is a leader in highly engineered interconnect solutions for harsh environments, providing high-end cable solutions to important European aerospace, space and defense customers. With this commitment to acquire Draka Fileca, we continue to increase our share of the airframe at European customers.

Finally, earlier in the third-quarter we acquired Swedish based Ecco Finishing AB, which adds key low and high pressure painting equipment and sealing applicators within CFT's sealants and adhesives platform.

We are excited by our year-to-date progress towards Vision 2025, including pivoting to acquisitions at CFT and CIT, pricing resolve throughout the organization, and generating strong free cash flow that affords us the flexibility to achieve our near and long-term objectives.

Summary of Financial Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2019	2018	2019	2018
Revenues	$1,280.6	$1,181.4	$3,667.3	$3,402.2
Operating income	$191.0	$140.0	$512.9	$394.4
Operating margin percentage	14.9%	11.9%	14.0%	11.6%
Income from continuing operations	$139.3	$96.9	$369.7	$269.5
(Loss) income from discontinued operations	$(1.4)	$2.8	$0.5	$253.5
Diluted earnings per share attributable to common shares:
Income from continuing operations	$2.42	$1.59	$6.40	$4.37
(Loss) income from discontinued operations	$(0.02)	$0.05	$0.01	$4.12

Items affecting comparability:(1)
Impact to operating income	$7.4	$7.1	$19.1	$19.2
Impact to income from continuing operations	$3.9	$5.0	$6.8	$10.6
Impact on diluted EPS from continuing operations	$0.07	$0.08	$0.12	$0.18
(1)Items affecting comparability primarily include acquisition related costs, exit and disposal costs, facility rationalization costs, litigation settlement costs, gains from divestitures and discrete tax items. Tax effect is based on the rate of the jurisdiction where the expense is deductible. Refer to Items Affecting Comparability in this MD&A for further information.
Revenues increased in the third quarter and first nine months of 2019 primarily reflecting contributions from the acquisition of Petersen Aluminum Corporation, higher sales volume, and continued price leadership, partially offset by foreign currency headwinds.
The increase in operating income in the third quarter and first nine months of 2019 primarily reflected the above revenue performance and benefits from raw material savings and contributions from COS, partially offset by wage inflation.
Diluted earnings per share from continuing operations primarily benefited from the above operating income performance ($0.63 per share in the third quarter and $1.47 for the first nine months of 2019), reduced average shares outstanding ($0.12 per share in the third quarter and $0.37 for the first nine months of 2019) resulting from our share repurchase program, and a lower effective tax rate ($0.09 for the first nine months of 2019).
Outlook
We remain committed to a balanced capital deployment strategy investing in organic growth, closing on several acquisitions, and returning capital to shareholders during the first nine months, paying $232.1 million in share repurchases and $74.5 million in dividends.

Consolidated Results of Operations
Revenues

(in millions)	Three Months Ended September 30,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2019	2018	Change	%
Revenues	$1,280.6	$1,181.4	$99.2	8.4%	5.4%	3.4%	(0.4)%
The increase in revenues in the third quarter of 2019 primarily reflected a contribution of $49.6 million from the acquisition of Petersen in the CCM segment and $13.9 million from other acquisitions primarily in the CFT and CIT segments, and increased sales volumes from favorable commercial construction demand at CCM. The increase in revenues was partially offset by lower sales volumes at CFT and CBF and unfavorable foreign currency rates due to a stronger U.S. dollar.

(in millions)	Nine Months Ended September 30,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2019	2018	Change	%
Revenues	$3,667.3	$3,402.2	$265.1	7.8%	4.7%	3.7%	(0.6)%
The increase in revenues in the first nine months of 2019 primarily reflected a contribution of $133.4 million from the acquisition of Petersen in the CCM segment and $27.1 million from other acquisitions primarily in the CFT and CIT segments, increased sales volumes from favorable commercial construction demand at CCM and an increase in demand for aerospace products at CIT. Revenues also increased from company-wide price realization, particularly in the CCM segment. The increase in revenues was partially offset by lower sales volumes at CBF and CFT and unfavorable foreign currency rates due to a stronger U.S. dollar.
Gross Margin

(in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Change	%	2019	2018	Change	%
Gross margin	$380.2	$314.3	$65.9	21.0%	$1,063.0	$895.9	$167.1	18.7%
Gross margin percentage	29.7%	26.6%			29.0%	26.3%
Depreciation and amortization	$24.6	$22.6			$71.7	$72.9
The increase in gross margin percentage (gross margin expressed as a percentage of revenues) in the third quarter and first nine months of 2019 was driven by company-wide price realization, particularly in the CCM segment, favorable raw material dynamics, savings from COS and higher sales volumes. Partially offsetting these items were higher labor-related costs. Also included in cost of goods sold were exit and disposal costs totaling $1.2 million in the third quarter of 2019 and $5.7 million for the first nine months of 2019, primarily at CIT, attributable to our restructuring initiatives, compared with $4.0 million in the third quarter of 2018 and $10.0 million for the first nine months of 2018.
Selling and Administrative Expenses

(in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Change	%	2019	2018	Change	%
Selling and administrative expenses	$175.0	$164.8	$10.2	6.2%	$511.5	$473.3	$38.2	8.1%
As a percentage of revenues	13.7%	13.9%			13.9%	13.9%
Depreciation and amortization	$26.3	$23.0			$78.3	$64.2
The increase in selling and administrative expenses in the third quarter and first nine months of 2019 primarily reflected acquired selling, general and administrative costs from acquisitions, higher labor-related costs for equity and incentive compensation, and charges for the facility rationalization and plant restructuring projects at CIT and CFT. Refer to Note 9 for further information on exit and disposal activities. The selling and administrative costs from acquired businesses also included non-cash amortization of acquired customer-related intangible assets. These increases were partially offset by continuing cost savings from the integration of acquired businesses.

Research and Development Expenses

(in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Change	%	2019	2018	Change	%
Research and development expenses	$15.2	$12.3	$2.9	23.6%	$45.0	$40.4	$4.6	11.4%
As a percentage of revenues	1.2%	1.0%			1.2%	1.2%
Depreciation and amortization	$0.4	$0.3			$1.4	$1.0
Research and development expenses increased in the third quarter and first nine months of 2019, compared with the third quarter and first nine months of 2018, and primarily reflected new product development at our CIT, CCM and CFT segments.
Other Operating (Income) Expense, net

(in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Change	%	2019	2018	Change	%
Other operating (income) expense, net	$(1.0)	$(2.8)	$(1.8)	(64.3)%	$(6.4)	$(12.2)	$(5.8)	(47.5)%
Other operating (income) expense, net in the first nine months of 2019 primarily reflected a $3.0 million gain on contingent consideration at CFT, $1.8 million of rebates, and $0.5 million of gains on sales of assets, primarily at CBF.
Other operating (income) expense, net in the third quarter of 2018 primarily reflected $2.4 million of gains on sales of assets primarily at CFT, and in the first nine months of 2018, primarily reflected the $6.4 million of gains on sales of assets primarily at CCM, CIT and CFT and $4.9 million gain on a legal settlement at CCM.
Operating Income

(in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Change	%	2019	2018	Change	%
Operating income	$191.0	$140.0	$51.0	36.4%	$512.9	$394.4	$118.5	30.0%
Operating margin percentage	14.9%	11.9%			14.0%	11.6%
Refer to Segment Results of Operations within this MD&A for further information related to segment operating income results.
Interest Expense, net

(in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Change	%	2019	2018	Change	%
Interest expense, net	$16.7	$16.3	$0.4	2.5%	$49.6	$49.2	$0.4	0.8%
Interest expense, net during the third quarter and first nine months of 2019 primarily reflected interest on our long-term debt. Refer to Note 14 for further information on our long-term debt.
Interest Income

(in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Change	%	2019	2018	Change	%
Interest income	$(1.7)	$(3.3)	$(1.6)	(48.5)%	$(6.2)	$(7.5)	$(1.3)	(17.3)%
Interest income decreased during the third quarter and first nine months of 2019 primarily related to lower yields and a smaller average cash balance.
Other Non-operating (Income) Expense, net

(in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Change	%	2019	2018	Change	%
Other non-operating (income) expense, net	$(1.2)	$5.1	$6.3	NM	$(2.2)	$6.3	$8.5	NM

Other non-operating (income) expense, net, in the third quarter and first nine months of 2019 primarily reflected foreign exchange gains from the strengthening of the U.S. Dollar.
Other-non operating (income) expense, net in the third quarter and first nine months of 2018 primarily reflected the net impact of the resolution of certain tax uncertainties related to the Accella acquisition and release of the corresponding indemnification asset, and the weakening of the U.S. Dollar and related changes in foreign exchange losses.
Income Taxes

(in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Change	%	2019	2018	Change	%
Provision for income taxes	$37.9	$25.0	$12.9	51.6%	$102.0	$76.9	$25.1	32.6%
Effective tax rate	21.4%	20.5%			21.6%	22.2%
The effective income tax rate on continuing operations for the first nine months of 2019, was 21.6%. The year-to-date provision for income taxes included taxes on earnings at an anticipated rate of 23.4% and a year-to-date net discrete tax benefit of $7.2 million. The year-to-date net discrete tax benefit relates primarily to a reduced tax liability on prior year tax filings of $5.4 million and excess tax benefits related to employee stock compensation of $2.1 million.
The effective income tax rate on continuing operations for the first nine months of 2018, was 22.2%. The year-to-date provision for income taxes included taxes on earnings at an anticipated full-year rate of approximately 24.6%, and a year-to-date net discrete tax expense of $8.4 million.
(Loss) Income from Discontinued Operations

(in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Change	%	2019	2018	Change	%
(Loss) income from discontinued operations before taxes	$(1.8)	$2.6			$(1.8)	$300.3
(Benefit from) provision for income taxes	(0.4)	(0.2)			(2.3)	46.8
(Loss) income from discontinued operations	$(1.4)	$2.8	$(4.2)	NM	$0.5	$253.5	$(253.0)	NM
The loss from discontinued operations in the third quarter of 2019 relates to an environmental remediation accrual associated with Motion Control Industries, Inc., which was disposed of in 2009. For the first nine months of 2019, the loss is completely offset by the settlement of prior income tax positions in the current year related to the sale of CFS.
Income from discontinued operations in 2018 primarily reflects the pre-tax gain on sale of CFS totaling $296.8 million. Excluding the gain on sale, income from discontinued operations reflects activity from January 1, 2018 through March 20, 2018, the date that the sale of CFS was completed.
Segment Results of Operations
Carlisle Construction Materials ("CCM")

On January 11, 2019, we acquired Petersen for consideration of $207.2 million, including $5.2 million of cash acquired and post-closing adjustments, which were finalized in the first quarter of 2019. Petersen’s primary business is the manufacture and distribution of market leading architectural metal roof panels, steel and aluminum flat sheets and coils, wall panels, perimeter roof edge systems and related accessories for commercial, residential, institutional, industrial and agricultural markets. Refer to Note 4 for further information on the acquisition.

(in millions)	Three Months Ended September 30,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2019	2018	Change	%
Revenues	$893.5	$776.8	$116.7	15.0%	6.5%	8.8%	(0.3)%
Operating income	$173.0	$120.9	$52.1	43.1%
Operating margin percentage	19.4%	15.6%
Depreciation and amortization	$23.4	$19.6
Items affecting comparability(1)	$0.8	$1.0
(1)Items affecting comparability include acquisition related costs ($0.8 million in the third quarter of 2019 and $1.0 million in the third quarter of 2018), refer to Items Affecting Comparability.
CCM’s revenue growth in the third quarter of 2019 primarily reflected higher sales volumes driven by continued strength in U.S. commercial roofing demand and new product introductions, and a contribution from the acquisition of Petersen.
CCM’s operating margin percentage growth in the third quarter of 2019 primarily reflected raw material savings, positive volume leverage and savings from COS.

(in millions)	Nine Months Ended September 30,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2019	2018	Change	%
Revenues	$2,479.6	$2,204.0	$275.6	12.5%	6.3%	6.6%	(0.4)%
Operating income	$448.4	$338.1	$110.3	32.6%
Operating margin percentage	18.1%	15.3%
Depreciation and amortization	$69.2	$58.2
Items affecting comparability(1)	$2.6	$(0.1)
(1)Items affecting comparability include acquisition related costs of $2.4 million and exit and disposal and facility rationalization costs of $0.2 million in the first nine months of 2019, and acquisition related costs of $1.7 million and gains from divestitures of $(1.8) million in the first nine months of 2018, refer to Items Affecting Comparability.
CCM’s revenue growth in the first nine months of 2019 primarily reflected a contribution from the acquisition of Petersen, higher sales volumes driven by continued strength in U.S. commercial roofing demand, price realization, and new product introductions.
CCM’s operating margin percentage increase in the first nine months of 2019 was driven by raw material savings, price realization, positive volume leverage and savings from COS.
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
We continue to expect CCM to achieve low double digit revenue growth in 2019.
Carlisle Interconnect Technologies ("CIT")
In January 2019, we announced we would exit our manufacturing operations in El Segundo, California, and Riverside, California, and relocate the majority of those operations to our existing manufacturing facilities in North America. This project is expected to take 12 to 18 months to complete. Total project costs are expected to be approximately $16.7 million, with approximately $4.8 million remaining to be incurred. As a result of these efforts, focused on improving operational efficiencies throughout the business, we anticipate continuing costs related to plant restructuring and facility rationalization to be primarily recognized in 2019. Refer to Note 9 for further information regarding exit and disposal activities.

On April 1, 2019, the Company acquired MicroConnex for consideration of $46.2 million, including $0.8 million of cash acquired and post-closing adjustments. MicroConnex is a manufacturer of highly engineered microminiature flex circuits and sensors for the medical and test and measurement markets. Refer to Note 4 for further information on the acquisition.

(in millions)	Three Months Ended September 30,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2019	2018	Change	%
Revenues	$241.9	$240.2	$1.7	0.7%	1.5%	(0.7)%	(0.1)%
Operating income	$36.0	$29.3	$6.7	22.9%
Operating margin percentage	14.9%	12.2%
Depreciation and amortization	$15.7	$14.3
Items affecting comparability(1)	$2.5	$2.5
(1)Items affecting comparability include exit and disposal and facility rationalization costs ($2.5 million in the third quarter of 2019 and $1.3 million in the third quarter of 2018). Items affecting comparability also include a legal settlement of $1.1 million and acquisition related costs of $0.1 million in the third quarter of 2018, refer to Items Affecting Comparability.
CIT's revenue growth in the third quarter of 2019 primarily reflected a contribution from the acquisition of MicroConnex and price realization, partially offset by a decline in volume.
CIT’s operating margin percentage increased in the third quarter of 2019, driven by savings from COS, favorable product mix and price realization, partially offset by wage inflation and higher raw material costs.

(in millions)	Nine Months Ended September 30,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2019	2018	Change	%
Revenues	$733.7	$702.2	$31.5	4.5%	1.1%	3.7%	(0.3)%
Operating income	$102.5	$84.0	$18.5	22.0%
Operating margin percentage	14.0%	12.0%
Depreciation and amortization	$45.9	$43.6
Items affecting comparability(1)	$9.8	$7.0
(1)Items affecting comparability include exit and disposal and facility rationalization costs ($9.0 million in the first nine months of 2019 and $6.0 million in the first nine months of 2018) and acquisition related costs of ($0.8 million in the first nine months of 2019 and $0.1 million in the first nine months of 2018). Items affecting comparability also include a legal settlement of $2.5 million and gains from divestitures of $(1.6) million in the first nine months of 2018, refer to Items Affecting Comparability.
CIT's revenue growth in the first nine months of 2019 primarily reflected increased volumes in the aerospace and defense markets.
CIT’s operating margin percentage increased in the first nine months of 2019, driven by savings from COS, higher volumes and price realization, partially offset by wage inflation and higher restructuring and facility rationalization costs.
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
We now expect CIT to achieve our original 2019 forecast of mid-single digit revenue growth.

Carlisle Fluid Technologies ("CFT")

(in millions)	Three Months Ended September 30,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2019	2018	Change	%
Revenues	$68.5	$72.4	$(3.9)	(5.4)%	12.8%	(17.1)%	(1.1)%
Operating income	$4.2	$11.6	$(7.4)	(63.8)%
Operating margin percentage	6.1%	16.0%
Depreciation and amortization	$6.2	$5.7
Items affecting comparability(1)	$1.0	$(2.0)
(1)Items affecting comparability include acquisition related costs of $1.0 million in the third quarter of 2019. Items affecting comparability also include exit and disposal and facility rationalization costs of $0.7 million and a gain from divestiture of $(2.7) million in the third quarter of 2018, refer to Items Affecting Comparability.
CFT's revenue declined in the third quarter of 2019, reflecting volume declines, particularly in the industrial and automotive end markets, partially offset by a contribution from acquisitions and price realization.
CFT’s operating margin percentage performance for the third quarter of 2019 declined, reflecting lower volumes, non-recurrence of a gain from divestiture, wage and raw material inflation, partially offset by price realization and savings from COS.

(in millions)	Nine Months Ended September 30,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2019	2018	Change	%
Revenues	$198.9	$209.2	$(10.3)	(4.9)%	6.5%	(9.3)%	(2.1)%
Operating income	$13.9	$25.1	$(11.2)	(44.6)%
Operating margin percentage	7.0%	12.0%
Depreciation and amortization	$17.9	$17.1
Items affecting comparability(1)	$1.4	$(0.5)
(1)Items affecting comparability include exit and disposal and facility rationalization costs ($2.1 million in the first nine months of 2019 and $2.7 million in the first nine months of 2018). Items affecting comparability also include acquisition related costs of $2.3 million and a gain on contingent consideration of $(3.0) million in the first nine months of 2019, and gain from divestiture of $(3.2) million in the first nine months of 2018, refer to Items Affecting Comparability.
CFT's revenue declined in the first nine months of 2019, reflecting volume declines across all end markets and foreign currency headwinds, partially offset by a contribution from acquisitions and price realization.
CFT’s operating margin percentage performance first nine months of 2019 declined, reflecting lower volumes, wage and raw material inflation and acquisition-related costs, partially offset by savings from COS and price realization.
Outlook
Difficult market conditions are expected to continue for the remainder of the year in the transportation and industrial markets, particularly in China. The longer term outlook in the transportation and general industrial markets remains steady. We anticipate further revenue opportunity from the launch of new products, as well as the acceleration of key strategic growth areas: powder, sealants and adhesives and fast set.
We now expect CFT revenues to decline low-to-mid single digits in 2019.

Carlisle Brake & Friction ("CBF")

(in millions)	Three Months Ended September 30,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2019	2018	Change	%
Revenues	$76.7	$92.0	$(15.3)	(16.6)%	—%	(15.0)%	(1.6)%
Operating income (loss)	$5.7	$(1.1)	$6.8	618.2%
Operating margin percentage	7.4%	(1.2)%
Depreciation and amortization	$5.3	$5.6
Items affecting comparability(1)	$0.5	$4.8
(1)Items affecting comparability and include exit and disposal and facility rationalization costs ($0.5 million in the third quarter of 2019 and $4.8 million in the third quarter of 2018), refer to Items Affecting Comparability.
CBF revenue decreased in the third quarter of 2019, reflecting difficult year-over-year volume comparisons in the heavy equipment and transportation markets, and foreign currency headwinds.
CBF's operating margin percentage increase in the third quarter of 2019 was driven by lower restructuring and facility rationalization costs, associated with our Tulsa, Oklahoma to Medina, Ohio facility consolidation and savings from COS, partially offset by lower volumes.

(in millions)	Nine Months Ended September 30,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2019	2018	Change	%
Revenues	$255.1	$286.8	$(31.7)	(11.1)%	—%	(8.5)%	(2.6)%
Operating income	$20.5	$6.3	$14.2	225.4%
Operating margin percentage	8.0%	2.2%
Depreciation and amortization	$16.2	$17.1
Items affecting comparability(1)	$2.3	$10.7
(1)Items affecting comparability and include exit and disposal and facility rationalization costs ($2.3 million in the first nine months of 2019 and $10.7 million in the first nine months of 2018), refer to Items Affecting Comparability.
CBF revenue decreased in the first nine months of 2019, reflecting difficult year-over-year volume comparisons in the heavy equipment and transportation markets and foreign currency headwinds, partially offset by price realization.
CBF's operating margin percentage increase in the first nine months of 2019 was driven by lower restructuring and facility rationalization costs, associated with our Tulsa, Oklahoma to Medina, Ohio facility consolidation, price realization and savings from COS, partially offset by lower volumes, wage and raw material inflation.
Outlook
We now expect CBF revenues to decline low double digits in 2019.
Liquidity and Capital Resources
A summary of our cash and cash equivalents by region follows:

(in millions)	September 30, 2019	December 31, 2018
Europe	$99.3	$39.3
North America (excluding U.S.)	25.3	28.6
China	15.1	28.6
Asia Pacific (excluding China)	71.9	19.5
International cash and cash equivalents	211.6	116.0
U.S. cash and cash equivalents	446.5	687.6
Total cash and cash equivalents	$658.1	$803.6

We maintain liquidity sources primarily consisting of cash and cash equivalents as well as availability under our revolving credit facility (the "Facility"). Cash generated by operations is our primary source of liquidity. Another potential source of liquidity is access to public capital markets via our automatic registration statement on Form S-3 filed November 8, 2017, subject to market conditions at that time. The decrease in cash and cash equivalents compared to December 31, 2018, was primarily related to acquisitions completed during the first nine months of 2019. Additionally, during the first nine months of 2019, we utilized cash on hand to fund share repurchases, capital expenditures and pay dividends to shareholders.
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
Sources and Uses of Cash and Cash Equivalents

	Nine Months Ended September 30,
(in millions)	2019	2018
Net cash provided by operating activities	$489.5	$102.6
Net cash (used in) provided by investing activities	(342.1)	653.8
Net cash used in financing activities	(291.7)	(352.5)
Effect of foreign currency exchange rate changes on cash	(1.2)	(0.4)
Change in cash and cash equivalents	$(145.5)	$403.5
Operating Activities
We generated operating cash flows of $489.5 million for the first nine months of 2019 (including working capital uses of $62.9 million), compared with $102.6 million for the first nine months of 2018 (including working capital uses of $323.6 million). Higher operating cash flows in the first nine months of 2019 primarily reflect higher cash earnings, more efficient investment in working capital and non-recurrence of cash tax payments for the sale of Carlisle FoodService Products.
Investing Activities
Cash used in investing activities of $342.1 million for the first nine months of 2019 primarily reflected the acquisitions of Petersen, net of cash acquired, for $202.0 million, MicroConnex, net of cash acquired, for $45.4 million and other acquisitions, net of cash acquired, for $40.3 million, and capital expenditures of $56.6 million. Cash provided by investing activities of $653.8 million for the first nine months of 2018 primarily reflects the sale of CFS for gross proceeds of $758.0 million, partially offset by capital expenditures of $96.1 million.
Financing Activities
Cash used in financing activities of $291.7 million in the first nine months of 2019 primarily reflected $232.1 million of share repurchases and $74.5 million of dividend payments, reflecting the increased dividend of $1.30 per share. Cash used in financing activities of $352.5 million during the first nine months of 2018 primarily reflected $295.4 million of share repurchases and $69.7 million of dividend payments.
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
Revolving Credit Facility (the "Facility")
During the first nine months of 2019, we had no borrowings or repayments under the Facility. As of September 30, 2019, the Facility had no outstanding balance and $1.0 billion available for use.
We are required to meet various restrictive covenants and limitations under our senior notes and revolving credit facility including certain leverage ratios, interest coverage ratios and limits on outstanding debt balances held by certain subsidiaries. We were in compliance with all covenants and limitations as of September 30, 2019 and December 31, 2018.
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

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
(in millions, except per share amounts)	Impact to Operating Income	Impact to Income from Continuing Operations	Impact to Diluted EPS from Continuing Operations	Impact to Operating Income	Impact to Income from Continuing Operations		Impact to Diluted EPS from Continuing Operations
Exit and disposal costs	$1.8	$1.3	$0.02	$4.1	$3.1		$0.05
Other facility rationalization costs	1.2	0.9	0.02	2.7	1.9		0.04
Acquisition related costs:
Inventory step-up amortization	1.0	0.8	0.01	0.6	0.5		—
Other acquisition costs	3.4	2.6	0.05	1.3	0.9		0.02
Litigation costs	—	—	—	1.1	0.8		0.01
Losses (gains) from divestitures	—	0.5	0.01	(2.7)	(1.8)		(0.03)
Discrete tax items(1)	—	(2.2)	(0.04)	—	(0.4)	(2)	(0.01)
Total items affecting comparability	$7.4	$3.9	$0.07	$7.1	$5.0		$0.08
(1)In order to provide better information to the user, items affecting comparability include all discrete tax items in this period and all comparative periods.
(2)Excludes $(4.5) million of discrete tax items related to indemnification asset write-offs which had zero impact to income from continuing operations and EPS from continuing operations.

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
(in millions, except per share amounts)	Impact to Operating Income	Impact to Income from Continuing Operations	Impact to Diluted EPS from Continuing Operations	Impact to Operating Income	Impact to Income from Continuing Operations		Impact to Diluted EPS from Continuing Operations
Exit and disposal costs	$10.1	$7.6	$0.13	$11.8	$8.9		$0.14
Other facility rationalization costs	3.5	2.7	0.05	7.6	5.6		0.10
Acquisition related costs:
Inventory step-up amortization	2.2	1.7	0.03	1.0	0.8		0.01
Other acquisition costs	6.3	4.8	0.08	2.9	2.2		0.04
Litigation costs	—	—	—	2.5	1.9		0.03
Gain from contingent consideration	(3.0)	(3.0)	(0.05)	—	—		—
Gain from step acquisition, net	—	(0.3)	—	—	—		—
Losses (gains) from divestitures	—	0.5	0.01	(6.6)	(4.9)		(0.08)
Discrete tax items(1)	—	(7.2)	(0.13)	—	(3.9)	(2)	(0.06)
Total items affecting comparability	$19.1	$6.8	$0.12	$19.2	$10.6		$0.18
(1)In order to provide better information to the user, items affecting comparability include all discrete tax items in this period and all comparative periods.
(2)Excludes $(4.5) million of discrete tax items related to indemnification asset write-offs which had zero impact to income from continuing operations and EPS from continuing operations.
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
Item 3. Quantitative and Qualitative Disclosure about Market Risk
There have been no material changes in the Company’s market risk for the nine months ended September 30, 2019. For additional information, refer to "PART II—Item 7A. Quantitative and Qualitative Disclosures About Market Risk" of the Company’s 2018 Annual Report on Form 10-K.

Item 4. Controls and Procedures
a.Evaluation of disclosure controls and procedures. Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation and as of September 30, 2019, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.
b.Changes in internal controls. During the first nine months of 2019, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
PART II
Item 1. Legal Proceedings
The Company is party to certain lawsuits in the ordinary course of business. Information about legal proceedings is included in Note18, and is incorporated by reference herein. Aside from the amounts disclosed in Note 18, if any, the Company does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on its business, financial condition, results of operations or cash flows.
Item 1A. Risk Factors
During the nine months ended September 30, 2019, there were no material changes to the risk factors disclosed in "PART I—Item 1A. Risk Factors" of the Company’s 2018 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the repurchase of common stock during the three months ended September 30, 2019:

(shares in thousands)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 2019	898	$139.15	—	5,844
August 2019	934	136.60	—	5,844
September 2019	686	144.37	—	5,844
Total	2,518		—
(1)Represents the remaining total number of shares that can be repurchased under the Company’s stock repurchase program. On February 5, 2019, the Board approved a 5 million share increase in the Company's stock repurchase programs.
The Company may also reacquire shares outside of the repurchase program from time to time in connection with the forfeiture of shares in satisfaction of tax withholding obligations from the vesting of share-based compensation. During the three months ended September 30, 2019, all shares purchased by the Company were reacquired in transactions outside of the share repurchase program.
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

CARLISLE COMPANIES INCORPORATED

Date:	October 24, 2019	By:	/s/ Robert M. Roche
Robert M. Roche
Vice President and Chief Financial Officer